Form 10-Q
period 2016-06-30
Owl Rock Capital Corp
filed 2016-08-10
CIK 1655888

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission File Number: 814-01190

OWL ROCK CAPITAL CORPORATION

(Exact Name of Registrant as Specified in its Charter)

Maryland	47-5402460
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

245 Park Avenue, 41st Floor New York, New York	10167
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (212) 419-3000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a small reporting company)	Small reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of August 10, 2016, the registrant had 29,574,439 shares of common stock, $0.01 par value per share, outstanding.

i

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements that involve substantial risks and uncertainties. Such statements involve known and unknown risks, uncertainties and other factors and undue reliance should not be placed thereon. These forward-looking statements are not historical facts, but rather are based on current expectations, estimates and projections about Owl Rock Capital Corporation (the “Company,” “Owl Rock,” “we” or “our”), our current and prospective portfolio investments, our industry, our beliefs and opinions, and our assumptions. Words such as “anticipates,” “expects,” “intends,” “plans,” “will,” “may,” “continue,” “believes,” “seeks,” “estimates,” “would,” “could,” “should,” “targets,” “projects,” “outlook,” “potential,” “predicts” and variations of these words and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control and difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements, including without limitation:

•	an economic downturn could impair our portfolio companies’ ability to continue to operate, which could lead to the loss of some or all of our investments in such portfolio companies;
•

an economic downturn could disproportionately impact the companies which we intend to target for investment, potentially causing us to experience a decrease in investment opportunities and diminished demand for capital from these companies;

•	an economic downtown could also impact availability and pricing of our financing;
•	a contraction of available credit and/or an inability to access the equity markets could impair our lending and investment activities;
•	interest rate volatility could adversely affect our results, particularly if we elect to use leverage as part of our investment strategy;
•

currency fluctuations could adversely affect the results of our investments in foreign companies, particularly to the extent that we receive payments denominated in foreign currency rather than U.S. dollars;

•	our future operating results;
•	our business prospects and the prospects of our portfolio companies;
•	our contractual arrangements and relationships with third parties;
•	the ability of our portfolio companies to achieve their objectives;
•	competition with other entities and our affiliates for investment opportunities;
•	the speculative and illiquid nature of our investments;
•	the use of borrowed money to finance a portion of our investments as well as any estimates regarding potential use of leverage;
•	the adequacy of our financing sources and working capital;
•	the loss of key personnel;
•	the timing of cash flows, if any, from the operations of our portfolio companies;
•	the ability of Owl Rock Capital Advisors LLC (the “Adviser”) to locate suitable investments for us and to monitor and administer our investments;
•	the ability of the Adviser to attract and retain highly talented professionals;
•

our ability to qualify for and maintain our tax treatment as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”), and as a business development company (“BDC”);

•	the effect of legal, tax and regulatory changes; and
•	other risks, uncertainties and other factors previously identified in the reports and other documents Owl Rock Capital Corporation has filed with the Securities and Exchange Commission.

Although we believe that the assumptions on which these forward-looking statements are based are reasonable, any of those assumptions could prove to be inaccurate, and as a result, the forward-looking statements based on those assumptions also could be inaccurate. In light of these and other uncertainties, the inclusion of a projection or forward-looking statement in this report should not be regarded as a representation by us that our plans and objectives will be achieved. These forward-looking statements apply only as of the date of this report. Moreover, we assume no duty and do not undertake to update the forward-looking statements. Because we are an investment company, the forward-looking statements and projections contained in this report are excluded from the safe harbor protection provided by Section 21E of the 1934 Act.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Owl Rock Capital Corporation

Consolidated Statement of Assets and Liabilities

(Amounts in thousands, except share and per share amounts)

(Unaudited)

As of
June 30, 2016
Assets
Investments at fair value (amortized cost of $218,167)	$218,685
Cash and cash equivalents	258,186
Subscriptions receivable	220
Receivable for investments sold	19,600
Interest receivable	528
Prepaid expenses and other assets	938
Total Assets	$498,157
Liabilities
Management fees payable	$1,633
Payable for investments purchased	73,750
Payables to affiliates	779
Accrued expenses and other liabilities	1,133
Total Liabilities	77,295
Commitments and Contingencies (Note 7)
Net Assets
Common shares, $0.01 par value; 500,000,000 shares authorized; 29,574,439 shares issued and outstanding	$296
Additional paid-in-capital	424,964
Accumulated net investment loss	(4,916)
Net unrealized gains on investments	518
Total Net Assets	$420,862
Total Liabilities and Net Assets	$498,157
Net Asset Value Per Share	$14.23

The accompanying notes are an integral part of these consolidated financial statements.

Owl Rock Capital Corporation

Consolidated Statements of Operations

(Amounts in thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended	Six Months Ended
	June 30, 2016	June 30, 2016
Income
Investment income from non-controlled, non-affiliated investments:
Interest income	$628	$628
Other income	1	1
Total investment income from non-controlled, non-affiliated investments	629	629
Total Investment Income	629	629
Expenses
Initial organization	—	1,224
Management fees	1,633	2,199
Professional fees	869	1,173
Directors’ fees	84	104
Other general and administrative	640	845
Total Expenses	3,226	5,545
Net Investment Loss	(2,597)	(4,916)
Unrealized Gains on Investments
Net unrealized gains:
Non-controlled, non-affiliated investments	518	518
Total Net Unrealized Gains	518	518
Net Decrease in Net Assets Resulting from Operations	$(2,079)	$(4,398)
Loss Per Share – Basic and Diluted	$(0.25)	$(0.70)
Weighted Average Shares Outstanding – Basic and Diluted	8,305,159	6,249,502

The accompanying notes are an integral part of these consolidated financial statements.

Owl Rock Capital Corporation

Consolidated Schedule of Investments

As of June 30, 2016

(Amounts in thousands, except share amounts)

(Unaudited)

			Maturity	Principal /	Amortized	Fair	Percentage
Company(1)(4)	Industry	Interest	Date	Par	Cost(2)	Value	of Net Assets
Debt Investments
First Lien Senior Secured
Blount International, Inc.(3)	Manufacturing	L + 6.25% (7.25%)	4/12/2023	$15,000	$14,557	$15,075	3.6%
Strategic Partners Acquisition Corp.(3)	Healthcare equipment and services	L + 5.25% (6.25%)	6/30/2023	25,000	24,750	24,750	5.9%
Total First Lien Senior Secured				40,000	39,307	39,825	9.5%
Second Lien Senior Secured
ABB/Con-cise Optical Group LLC(3)	Healthcare equipment and services	L + 9.00% (10.00%)	6/17/2024	25,000	24,250	24,250	5.8%
Candy Intermediate Holding, Inc.(3)	Food and beverage	L + 9.00% (10.00%)	12/15/2023	75,000	74,250	74,250	17.6%
Recipe Acquisition Corp.(3)	Food and beverage	L + 9.00% (10.00%)	3/29/2023	32,000	31,360	31,360	7.5%
Vencore, Inc.(3)	Aerospace and defense	L + 8.75% (9.75%)	5/23/2020	50,000	49,000	49,000	11.6%
Total Second Lien Senior Secured				182,000	178,860	178,860	42.5%
Total Debt Investments				222,000	218,167	218,685	52.0%
Total Investments				$222,000	$218,167	$218,685	52.0%

________________

(1)	Certain portfolio company investments are subject to contractual restrictions on sales.
(2)	The amortized cost represents the original cost adjusted for the amortization of discounts and premiums, as applicable, on debt investments using the effective interest method.
(3)

Loan contains a variable rate structure, subject to an interest rate floor. Variable rate loans bear interest at a rate that may be determined by reference to either the London Interbank Offered Rate (“LIBOR” or “L”) (which can include one-, two-, three- or six-month LIBOR) or an alternate base rate (which can include the Federal Funds Effective Rate or the Prime Rate), at the borrower’s option, and which reset periodically based on the terms of the loan agreement. For each such loan, the Company has provided the interest rate in effect on the date presented.

(4)

Unless otherwise indicated, all investments are non-controlled, non-affiliated investments.  Non-controlled, non-affiliated investments are defined as investments in which the Company owns less than 5% of the portfolio company’s outstanding voting securities and does not have the power to exercise control over the management or policies of such portfolio company.

The accompanying notes are an integral part of these consolidated financial statements.

Owl Rock Capital Corporation

Consolidated Statement of Changes in Net Assets

(Amounts in thousands)

(Unaudited)

Six Months Ended
June 30, 2016
Decrease in Net Assets Resulting from Operations
Net investment loss	$(4,916)
Net unrealized gains on investments	518
Net Decrease in Net Assets Resulting from Operations	(4,398)
Increase in Net Assets Resulting from Capital Share Transactions
Issuance of common shares	425,260
Increase in Net Assets Resulting from Capital Share Transactions	425,260
Total Increase in Net Assets	420,862
Net Assets, Beginning of Period	—
Net Assets, End of Period	$420,862

The accompanying notes are an integral part of these consolidated financial statements.

Owl Rock Capital Corporation

Consolidated Statement of Cash Flows

(Amounts in thousands)

(Unaudited)

Six Months Ended
June 30, 2016
Cash Flows from Operating Activities
Net Decrease in Net Assets Resulting from Operations	$(4,398)
Adjustments to reconcile net decrease in net assets resulting from operations to net cash used in operating activities:
Net change in unrealized gains on investments	(518)
Net amortization of discount on investments	(7)
Purchases of investments, net	(228,360)
Proceeds from investments, net	64,350
Changes in operating assets and liabilities:
Interest receivable	(528)
Prepaid expenses and other assets	(938)
Management fees payable to affiliate	1,633
Payables to affiliate	779
Accrued expenses and other liabilities	1,133
Net cash used in operating activities	(166,854)
Cash Flows from Financing Activities
Proceeds from issuance of common shares	425,040
Net cash provided by financing activities	425,040
Net increase in cash and cash equivalents	258,186
Cash and cash equivalents, beginning of period	—
Cash and cash equivalents, end of period	$258,186

Non-cash financing activities
Subscriptions receivable	$220

The accompanying notes are an integral part of these consolidated financial statements.

Owl Rock Capital Corporation

Notes to Consolidated Financial Statements (Unaudited)

Note 1. Organization and Basis of Presentation

Organization

Owl Rock Capital Corporation (“Owl Rock” or the “Company”) is a Maryland corporation formed on October 15, 2015. The Company was formed primarily to make loans to, and make debt and equity investments in, U.S. middle market companies. The Company invests in senior secured or unsecured loans, subordinated loans or mezzanine loans and, to a lesser extent, equity-related securities including warrants, preferred stock and similar forms of senior equity, which may or may not be convertible into a portfolio company’s common equity. The Company’s investment objective is to generate current income and to a lesser extent, capital appreciation by targeting investment opportunities with favorable risk-adjusted returns.

The Company has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). In addition, for tax purposes, the Company intends to qualify and be treated as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”).

In April 2016, the Company closed on its first portfolio company investment. On April 27, 2016, the Company formed a wholly-owned subsidiary, OR Lending LLC, a Delaware limited liability company, which holds a California finance lenders license.

Because the Company has elected to be regulated as a BDC and intends to qualify as a RIC under the Code, the Company’s portfolio is subject to diversification and other requirements.

Owl Rock Capital Advisors, LLC (the “Adviser”) serves as the Company’s investment adviser. The Adviser is registered with the Securities and Exchange Commission (“SEC”) as an investment adviser under the Investment Advisers Act of 1940 (the “Advisers Act”). Subject to the overall supervision of the Company’s Board of Directors (the “Board”), the Adviser is responsible for managing the Company’s business and activities, including sourcing investment opportunities, conducting research, performing diligence on potential investments, structuring the Company’s investments, and monitoring its portfolio companies on an ongoing basis through a team of investment professionals.  The Board consists of seven directors, four of whom are independent.

The Company’s capital is used by its portfolio companies to support their organic growth, acquisitions, market or product expansion, refinancings and/or recapitalizations. The Company defines “middle market companies” to generally mean companies with earnings before interest expense, income tax expense, depreciation and amortization, or “EBITDA,” between $10 million and $250 million annually and/or annual revenue of $50 million to $2.5 billion at the time of investment. The Company may on occasion invest in smaller or larger companies if an opportunity presents itself, including when there are dislocations in the capital markets, including the high yield and large syndicated loan markets. The Company’s target credit investments will typically have maturities between three and ten years and generally range in size between $20 million and $250 million. The investment size will vary with the size of its capital base.

The Company conducts private offerings (the “Private Offering”) of its common shares to investors in reliance on exemptions from the registration requirements of the Securities Act of 1933, as amended. At the closing of each Private Offering, each investor makes a capital commitment (a “Capital Commitment”) to purchase shares of the Company’s common stock pursuant to a subscription agreement entered into with the Company. Investors are required to fund drawdowns to purchase shares of the Company’s common stock up to the amount of their respective Capital Commitment on an as-needed basis each time the Company delivers a drawdown notice to its investors.

Basis of Presentation

The accompanying financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The Company is an investment company and, therefore, applies the specialized accounting and reporting guidance in Accounting Standards Codification (“ASC”) Topic 946, Financial Services – Investment Companies. In the opinion of management, all adjustments, consisting solely of accruals considered necessary for the fair presentation of financial statements for interim periods, have been included. The results of operations for interim periods are not indicative of results to be expected for the full year.

Fiscal Year End

The Company’s fiscal year ends on December 31.

Owl Rock Capital Corporation

Notes to Consolidated Financial Statements (Unaudited) — Continued

Note 2. Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Such amounts could differ from those estimates and such differences could be material.

Cash and Cash Equivalents

Cash and cash equivalents consist of demand deposits and highly liquid investments (e.g. U.S. treasury notes) with original maturities of three months or less. Cash and cash equivalents are carried at cost, which approximates fair value. The Company deposits its cash and cash equivalents with highly-rated banking corporations and, at times, may exceed the insured limits under applicable law.

Investments at Fair Value

Investment transactions are recorded on the trade date. Realized gains or losses are measured by the difference between the net proceeds received (excluding prepayment fees, if any) and the amortized cost basis of the investment without regard to unrealized gains or losses previously recognized, and include investments charged off during the period, net of recoveries. The net change in unrealized gains or losses primarily reflects the change in investment values, including the reversal of previously recorded unrealized gains or losses with respect to investments realized during the period.

Investments for which market quotations are readily available are typically valued at the bid price of those market quotations. To validate market quotations, the Company utilizes a number of factors to determine if the quotations are representative of fair value, including the source and number of the quotations. Debt and equity securities that are not publicly traded or whose market prices are not readily available, as is the case for substantially all of the Company’s investments, are valued at fair value as determined in good faith by the Board, based on, among other things, the input of the Adviser, the Company’s Audit Committee and independent third-party valuation firm(s) engaged at the direction of the Board.

As part of the valuation process, the Board takes into account relevant factors in determining the fair value of the Company’s investments, including: the estimated enterprise value of a portfolio company (i.e., the total fair value of the portfolio company’s debt and equity), the nature and realizable value of any collateral, the portfolio company’s ability to make payments based on its earnings and cash flow, the markets in which the portfolio company does business, a comparison of the portfolio company’s securities to any similar publicly traded securities, and overall changes in the interest rate environment and the credit markets that may affect the price at which similar investments may be made in the future. When an external event such as a purchase or sale transaction, public offering or subsequent equity sale occurs, the Board considers whether the pricing indicated by the external event corroborates its valuation.

The Board undertakes a multi-step valuation process, which includes, among other procedures, the following:

•	With respect to investments for which market quotations are readily available, those investments will typically be valued at the bid price of those market quotations;
•

With respect to investments for which market quotations are not readily available, the valuation process begins with the independent valuation firm(s) providing a preliminary valuation of each investment to the Adviser’s valuation committee;

•	Preliminary valuation conclusions are documented and discussed with the Adviser’s valuation committee. Agreed upon valuation recommendations are presented to the Audit Committee;
•	The Audit Committee reviews the valuation recommendations and recommends values for each investment to the Board; and
•	The Board reviews the recommended valuations and determines the fair value of each investment.

The Company conducts this valuation process on a quarterly basis.

The Company applies Financial Accounting Standards Board Accounting Standards Codification 820, Fair Value Measurements (“ASC 820”), as amended, which establishes a framework for measuring fair value in accordance with U.S. GAAP and required disclosures of fair value measurements. ASC 820 determines fair value to be the price that would be received for an

Owl Rock Capital Corporation

Notes to Consolidated Financial Statements (Unaudited) — Continued

investment in a current sale, which assumes an orderly transaction between market participants on the measurement date.  Market participants are defined as buyers and sellers in the principal or most advantageous market (which may be a hypothetical market) that are independent, knowledgeable, and willing and able to transact.  In accordance with ASC 820, the Company considers its principal market to be the market that has the greatest volume and level of activity. ASC 820 specifies a fair value hierarchy that prioritizes and ranks the level of observability of inputs used in determination of fair value.  In accordance with ASC 820, these levels are summarized below:

•	Level 1 – Valuations based on quoted prices in active markets for identical assets or liabilities that the Company has the ability to access.
•	Level 2 – Valuations based on quoted prices in markets that are not active or for which all significant inputs are observable, either directly or indirectly.
•	Level 3 – Valuations based on inputs that are unobservable and significant to the overall fair value measurement.

Transfers between levels, if any, are recognized at the beginning of the quarter in which the transfer occurs. In addition to using the above inputs in investment valuations, the Company applies the valuation policy approved by its Board that is consistent with ASC 820.  Consistent with the valuation policy, the Company evaluates the source of the inputs, including any markets in which its investments are trading (or any markets in which securities with similar attributes are trading), in determining fair value. When an investment is valued based on prices provided by reputable dealers or pricing services (that is, broker quotes), the Company subjects those prices to various criteria in making the determination as to whether a particular investment would qualify for treatment as a Level 2 or Level 3 investment. For example, the Company, or the independent valuation firm(s), reviews pricing support provided by dealers or pricing services in order to determine if observable market information is being used, versus unobservable inputs.

Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of the Company’s investments may fluctuate from period to period. Additionally, the fair value of such investments may differ significantly from the values that would have been used had a ready market existed for such investments and may differ materially from the values that may ultimately be realized. Further, such investments are generally less liquid than publicly traded securities and may be subject to contractual and other restrictions on resale. If the Company were required to liquidate a portfolio investment in a forced or liquidation sale, it could realize amounts that are different from the amounts presented and such differences could be material.

In addition, changes in the market environment and other events that may occur over the life of the investments may cause the gains or losses ultimately realized on these investments to be different than the unrealized gains or losses reflected herein.

Interest and Dividend Income Recognition

Interest income is recorded on the accrual basis and includes amortization of discounts or premiums. Discounts and premiums to par value on securities purchased are amortized into interest income over the contractual life of the respective security using the effective yield method.  The amortized cost of investments represents the original cost adjusted for the amortization of discounts or premiums, if any.

Loans are generally placed on non-accrual status when there is reasonable doubt that principal or interest will be collected in full. Accrued interest is generally reversed when a loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment regarding collectability. Non-accrual loans are restored to accrual status when past due principal and interest is paid current and, in management’s judgment, are likely to remain current. Management may make exceptions to this treatment and determine to not place a loan on non-accrual status if the loan has sufficient collateral value and is in the process of collection.

Dividend income on preferred equity securities is recorded on the accrual basis to the extent that such amounts are payable by the portfolio company and are expected to be collected. Dividend income on common equity securities is recorded on the record date for private portfolio companies or on the ex-dividend date for publicly-traded portfolio companies.

Other Income

From time to time, the Company may receive fees for services provided to portfolio companies by the Adviser. These fees are generally only available to the Company as a result of closing investments, are normally paid at the closing of the investments, are generally non-recurring and are recognized as revenue when earned upon closing of the investment. The services that the Adviser

Owl Rock Capital Corporation

Notes to Consolidated Financial Statements (Unaudited) — Continued

provides vary by investment, but generally include structuring or diligence fees and fees for providing managerial assistance to our portfolio companies.

Organization Expenses

Costs associated with the organization of the Company are expensed as incurred. These expenses consist primarily of legal fees and other costs of organizing the Company.

Offering Expenses

Costs associated with the offering of common shares of the Company are capitalized as deferred offering expenses and are included in prepaid expenses and other assets in the consolidated statement of assets and liabilities and are amortized over a twelve-month period from incurrence. These expenses consist primarily of legal fees and other costs incurred in connection with the Company’s share offerings, the preparation of the Company’s registration statement, and registration fees.

Debt Issuance Costs

The Company records origination and other expenses related to its debt obligations as deferred financing costs. These expenses are deferred and amortized over the life of the related debt instrument using the straight line method or effective yield method, depending on the type of debt instrument. Debt issuance costs are presented on the statement of assets and liabilities as a direct deduction from the debt liability. In circumstances in which there is not an associated debt liability amount recorded in the financial statements when the debt issuance costs are incurred, such debt issuance costs will be reported on the statement of assets and liabilities as an asset until the debt liability is recorded.

Reimbursement of Transaction-Related Expenses

The Company may receive reimbursement for certain transaction-related expenses in pursuing investments. Transaction-related expenses, which are generally expected to be reimbursed by third parties, are typically deferred until the transaction is consummated and are recorded in prepaid expenses and other assets on the date incurred. The costs of successfully completed investments not otherwise reimbursed are borne by the Company and are included as a component of the investment’s cost basis.

Cash advances received in respect of transaction-related expenses are recorded as cash and cash equivalents with an offset to accrued expenses and other liabilities. Accrued expenses and other liabilities are relieved as reimbursable expenses are incurred.

Income Taxes

The Company has elected to be treated as a BDC under the 1940 Act. The Company also intends to elect to be treated as a RIC under the Code for the taxable year ending December 31, 2016. So long as the Company maintains its tax treatment as a RIC, it generally will not pay corporate-level U.S. federal income taxes on any ordinary income or capital gains that it distributes at least annually to its stockholders as dividends. Instead, any tax liability related to income earned and distributed by Owl Rock represents obligations of the Company’s investors and will not be reflected in the financial statements of the Company.

The Company evaluates tax positions taken or expected to be taken in the course of preparing its financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions not deemed to meet the “more-likely-than-not” threshold are reserved and recorded as a tax benefit or expense in the current year. All penalties and interest associated with income taxes are included in income tax expense. Conclusions regarding tax positions are subject to review and may be adjusted at a later date based on factors including, but not limited to, on-going analyses of tax laws, regulations and interpretations thereof.

To qualify as a RIC, the Company must, among other things, meet certain source-of-income and asset diversification requirements. In addition, to qualify for RIC tax treatment, the Company must distribute to its stockholders, for each taxable year, at least 90% of its “investment company taxable income” for that year, which is generally its ordinary income plus the excess of its realized net short-term capital gains over its realized net long-term capital losses.

Owl Rock Capital Corporation

Notes to Consolidated Financial Statements (Unaudited) — Continued

Distributions to Common Stockholders

Distributions to common stockholders are recorded on the record date. The amount to be distributed is determined by the Board and is generally based upon the earnings estimated by the Adviser. Net realized long-term capital gains, if any, would be generally distributed at least annually, although the Company may decide to retain such capital gains for investment.

The Company has adopted a dividend reinvestment plan that provides for reinvestment of any cash distributions on behalf of stockholders, unless a stockholder elects to receive cash. As a result, if the Board authorizes and declares a cash distribution, then the stockholders who have not “opted out” of the dividend reinvestment plan will have their cash distribution automatically reinvested in additional shares of the Company’s common stock, rather than receiving the cash distribution. The Company expects to use newly issued shares to implement the dividend reinvestment plan.

Consolidation

As provided under Regulation S-X and ASC Topic 946 - Financial Services - Investment Companies, the Company will generally not consolidate its investment in a company other than a wholly-owned investment company or controlled operating company whose business consists of providing services to the Company. Accordingly, the Company consolidated the accounts of the Company's wholly-owned subsidiary in its consolidated financial statements.

Subsequent Events

The Company evaluates the need for disclosures and/or adjustments resulting from subsequent events through the date the consolidated financial statements are issued.

New Accounting Pronouncements

Management does not believe any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the accompanying financial statements.

Note 3. Agreements and Related Party Transactions

Administration Agreement

On March 1, 2016, the Company entered into an Administration Agreement (the “Administration Agreement”) with the Adviser. Under the terms of the Administration Agreement, the Adviser will perform, or oversee the performance of, required administrative services, which includes providing office space, equipment and office services, maintaining financial records, preparing reports to shareholders and reports filed with the SEC, and managing the payment of expenses and the performance of administrative and professional services rendered by others.

The Administration Agreement also provides that the Company will reimburse the Adviser for certain organization costs incurred prior to the commencement of the Company’s operations, and for certain offering costs.

The Company will reimburse the Adviser for services performed for it pursuant to the terms of the Administration Agreement. In addition, pursuant to the terms of the Administration Agreement, the Adviser may delegate its obligations under the Administration Agreement to an affiliate or to a third party and the Company will reimburse the Adviser for any services performed for it by such affiliate or third party.

For the three and six months ended June 30, 2016, the Company incurred expenses of approximately $0.5 million and $1.1 million, respectively, for costs and expenses reimbursable to the Adviser under the terms of the Administration Agreement.

Unless earlier terminated as described below, the Administration Agreement will remain in effect until March 1, 2018 and from year to year thereafter if approved annually by (1) the vote of the Board, or by the vote of a majority of its outstanding voting securities, and (2) the vote of a majority of the Company’s directors who are not “interested persons” of the Company, of the Adviser or of any of their respective affiliates, as defined in the 1940 Act. The Administration Agreement may be terminated at any time, without the payment of any penalty, on 60 days’ written notice, by the vote of a majority of the outstanding voting securities of the Company, or by the vote of the Board or by the Administrator.

Owl Rock Capital Corporation

Notes to Consolidated Financial Statements (Unaudited) — Continued

No person who is an officer, director, or employee of the Adviser or its affiliates and who serves as a director of the Company receives any compensation from the Company for his or her services as a director. However, the Company reimburses the Adviser (or its affiliates) for an allocable portion of the compensation paid by the Adviser or its affiliates to the Company’s Chief Compliance Officer, Chief Financial Officer and other professionals who spend time on such related activities (based on the percentage of time those individuals devote, on an estimated basis, to the business and affairs of the Company). Directors who are not affiliated with the Adviser receive compensation for their services and reimbursement of expenses incurred to attend meetings.

Investment Advisory Agreement

On March 1, 2016, the Company entered into an Investment Advisory Agreement (the “Investment Advisory Agreement”) with the Adviser. Under the terms of the Investment Advisory Agreement, the Adviser will be responsible for managing the Company’s business and activities, including sourcing investment opportunities, conducting research, performing diligence on potential investments, structuring its investments, and monitoring its portfolio companies on an ongoing basis through a team of investment professionals.

The Adviser’s services under the Investment Advisory Agreement are not exclusive, and it is free to furnish similar services to other entities so long as its services to the Company are not impaired.

Under the terms of the Investment Advisory Agreement, the Company will pay the Adviser a base management fee and may also pay to it certain incentive fees. The cost of both the management fee and the incentive fee will ultimately be borne by the Company’s shareholders.

The management fee is payable quarterly in arrears. Prior to the future quotation or listing of the Company’s securities on a national securities exchange (an “Exchange Listing”) or the future quotation or listing of its securities on any other public trading market, the management fee is payable at an annual rate of 0.75% of the Company’s (i) average gross assets, excluding cash and cash equivalents but including assets purchased with borrowed amounts, at the end of the Company’s two most recently completed calendar quarters plus (ii) the average of any remaining unfunded Capital Commitments at the end of the two most recently completed calendar quarters. Following an Exchange Listing, the management fee is payable at an annual rate of 1.75% of the Company’s gross assets excluding cash and cash equivalents but including assets purchased with borrowed amounts, at the end of the two most recently completed calendar quarters. The management fee for any partial month or quarter, as the case may be, will be appropriately prorated and adjusted for any share issuances or repurchases during the relevant calendar months or quarters, as the case may be.

For the three and six months ended June 30, 2016, management fees were $1.6 million and $2.2 million, respectively.

Pursuant to the Investment Advisory Agreement, the Adviser will not be entitled to an incentive fee prior to an Exchange Listing. Following an Exchange Listing, the incentive fee will consist of two components that are independent of each other, with the result that one component may be payable even if the other is not. A portion of the incentive fee is based on the Company’s pre-incentive fee net investment income and a portion is based on the Company’s capital gains. The portion of the incentive fee based on pre-incentive fee net investment income is determined and paid quarterly in arrears commencing with the first calendar quarter following an Exchange Listing, and equals 100% of the pre-incentive fee net investment income in excess of a 1.5% quarterly “hurdle rate,” until the Adviser has received 20% of the total pre-incentive fee net investment income for that calendar quarter and, for pre-incentive fee net investment income in excess of 1.875% quarterly, 20% of all remaining pre-incentive fee net investment income for that calendar quarter.

The second component of the incentive fee, the capital gains incentive fee, payable at the end of each calendar year in arrears, equals 20% of cumulative realized capital gains from the date on which the Exchange Listing becomes effective (the “Listing Date”) to the end of each calendar year, less cumulative realized capital losses and unrealized capital depreciation from the Listing Date to the end of each calendar year, less the aggregate amount of any previously paid capital gains incentive fee for prior periods. In no event will the capital gains incentive fee payable pursuant to the Investment Advisory Agreement be in excess of the amount permitted by the Advisers Act, including Section 205 thereof.

There was no incentive fee for the three and six months ended June 30, 2016.

Unless earlier terminated as described below, the Investment Advisory Agreement will remain in effect until March 1, 2018 and will remain in effect from year-to-year thereafter if approved annually by a majority of the Board or by the holders of a majority of our outstanding voting securities and, in each case, by a majority of independent directors.

Owl Rock Capital Corporation

Notes to Consolidated Financial Statements (Unaudited) — Continued

The Investment Advisory Agreement will automatically terminate within the meaning of the 1940 Act and related SEC guidance and interpretations in the event of its assignment. In accordance with the 1940 Act, without payment of any penalty, the Company may terminate the Investment Advisory Agreement with the Adviser upon 60 days’ written notice. The decision to terminate the agreement may be made by a majority of the Board or the shareholders holding a majority (as defined under the 1940 Act) of the outstanding shares of the Company’s common stock or the Adviser. In addition, without payment of any penalty, the Adviser may generally terminate the Investment Advisory Agreement upon 60 days’ written notice and, in certain circumstances, the Adviser may only be able to terminate the Investment Advisory Agreement upon 120 days’ written notice.

From time to time, the Adviser may pay amounts owed by the Company to third-party providers of goods or services, including the Board, and the Company will subsequently reimburse the Adviser for such amounts paid on its behalf. Amounts payable to the Adviser are settled in the normal course of business without formal payment terms.

Note 4. Investments

Under the 1940 Act, the Company is required to separately identify non-controlled investments where it owns 5% or more of a portfolio company’s outstanding voting securities and/or had the power to exercise control over the management or policies of such portfolio company as investments in “affiliated” companies. In addition, under the 1940 Act, the Company is required to separately identify investments where it owns more than 25% of a portfolio company’s outstanding voting securities and/or had the power to exercise control over the management or policies of such portfolio company as investments in “controlled” companies. Under the 1940 Act, "non-affiliated investments" are defined as investments that are neither controlled investments nor affiliated investments. Detailed information with respect to the Company’s non-controlled, non-affiliated; non-controlled, affiliated; and controlled affiliated investments is contained in the accompanying consolidated financial statements, including the consolidated schedule of investments. The information in the tables below is presented on an aggregate portfolio basis, without regard to whether they are non-controlled non-affiliated, non-controlled affiliated or controlled affiliated investments.

As of June 30, 2016, investments consisted of the following:

	June 30, 2016
	Amortized Cost	Fair Value
First-lien senior secured debt investments	$39,307	$39,825
Second-lien senior secured debt investments	178,860	178,860
Total Investments	$218,167	$218,685

The industry composition of investments based on fair value as of June 30, 2016 was as follows:

June 30, 2016
Food and beverage	48.3%
Aerospace and defense	22.4%
Healthcare equipment and services	22.4%
Manufacturing	6.9%
Total	100.0%

The geographic composition of investments based on fair value as of June 30, 2016 was as follows:

June 30, 2016
United States:
Northeast	36.7%
Midwest	34.0%
West	18.2%
South	11.1%
Total	100.0%

Owl Rock Capital Corporation

Notes to Consolidated Financial Statements (Unaudited) — Continued

Note 5. Fair Value of Investments

Investments

The following table presents the fair value hierarchy of investments as of June 30, 2016:

	Fair Value Hierarchy as of June 30, 2016
	Level 1	Level 2	Level 3	Total
First-lien senior secured debt investments	$—	$—	$39,825	$39,825
Second-lien senior secured debt investments	—	—	178,860	178,860
Total Investments at fair value	$—	$—	$218,685	$218,685

The following table presents changes in the fair value of investments for which Level 3 inputs were used to determine the fair value as of and for the three months ended June 30, 2016:

	As of and for the Three Months Ended June 30, 2016
	First-lien debt investments	Second-lien debt investments	Total
Fair value, beginning of period	$—	$—	$—
Purchases of investments, net	39,300	262,810	302,110
Proceeds from investments, net	—	(83,950)	(83,950)
Net change in unrealized gain	518	—	518
Net amortization of discount on investments	7	—	7
Fair value, end of period	$39,825	$178,860	218,685

There were no investments held as of March 31, 2016.

The following table presents information with respect to net change in unrealized gains on investments for which Level 3 inputs were used in determining the fair value that are still held by the Company at June 30, 2016:

Net change in Unrealized Gain for the Three Months Ended June 30, 2016 on Investments Held at June 30, 2016
First-lien senior secured debt investments	$518
Second-lien senior secured debt investments	—
Total Investments	$518

The following table presents quantitative information about the significant unobservable inputs of the Company’s Level 3 investments as of June 30, 2016. The table is not intended to be all-inclusive but instead captures the significant unobservable inputs relevant to the Company’s determination of fair value.

	As of June 30, 2016
	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)	Impact to Valuation from an Increase in Input
First-lien senior secured debt investments (1)	$24,750	Recent Transaction	Transaction Price	99.0 (99.0)	Increase
Second-lien senior secured debt investments	$178,860	Recent Transaction	Transaction Price	96.8-99.0 (98.1)	Increase

________________

(1)	Excludes an investment at fair value amounting to $15,075, which the Company valued using indicative bid prices obtained from a broker.

Owl Rock Capital Corporation

Notes to Consolidated Financial Statements (Unaudited) — Continued

The Company typically determines the fair value of its performing Level 3 debt investments utilizing a yield analysis. In a yield analysis, a price is ascribed for each investment based upon an assessment of current and expected market yields for similar investments and risk profiles. Additional consideration is given to the expected life, portfolio company performance since close, and other terms and risks associated with an investment. Among other factors, a determinant of risk is the amount of leverage used by the portfolio company relative to its total enterprise value, and the rights and remedies of the Company’s investment within each portfolio company’s capital structure.

Significant unobservable quantitative inputs typically used in the fair value measurement of the Company’s Level 3 debt investments primarily include current market yields, including relevant market indices, but may also include quotes from brokers, dealers, and pricing services as indicated by comparable investments. For the Company’s Level 3 equity investments, a market approach, based on comparable publicly-traded company and comparable market transaction multiples of revenues, earnings before income taxes, depreciation and amortization (“EBITDA”) or some combination thereof and comparable market transactions typically would be used.

Note 6. Borrowings

In accordance with the 1940 Act, with certain limitations, the Company is allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 200% after such borrowing. As of June 30, 2016, the Company’s asset coverage was 671%.

On August 1, 2016 (the “Closing Date”), the Company entered into a revolving credit facility (the “Credit Facility”) with Wells Fargo Bank, National Association (“Wells Fargo”), as administrative agent (the “Administrative Agent”), and Wells Fargo, State Street Bank and the banks and financial institutions from time to time party thereto, as lenders.

The Credit Facility permits the Company to borrow up to $250 million, subject to availability under the “Borrowing Base”. The Borrowing Base is calculated based on the unused Capital Commitments of the investors meeting various eligibility requirements above certain concentration limits based on investors’ credit ratings. The Credit Facility includes a provision permitting the Company to increase the size of the facility on or before the first anniversary of the Closing Date up to a maximum principal amount not exceeding $500 million, subject to customary conditions, and includes a further provision permitting the Company to increase the size of the facility under certain circumstances up to a maximum principal amount not exceeding $750 million, if the existing or new lenders agree to commit to such further increase.

Borrowings under the Credit Facility bear interest, at the Company’s election at the time of drawdown, at a rate per annum equal to (i) in the case of LIBOR rate loans, an adjusted LIBOR rate for the applicable interest period plus 1.60% or (ii) in the case of reference rate loans, the greatest of (A) a prime rate plus 0.60%, (B) the federal funds rate plus 1.10%, and (C) one-month LIBOR plus 1.60%.  Loans may be converted from one rate to another at any time at the Company’s election, subject to certain conditions.  The Company also will pay an unused commitment fee of 0.25% per annum on the unused commitments.

The Credit Facility will mature upon the earliest of (i) the date three (3) years from the Closing Date; (ii) the date upon which the Administrative Agent declares the obligations under the Credit Facility due and payable after the occurrence of an event of default; (iii) forty-five (45) days prior to the scheduled termination of the commitment period under the Company’s Subscription Agreements (as defined below); (iv) forty-five (45) days prior to the date of any listing of the Company’s common stock on a national securities exchange; (v) the termination of the commitment period under the Company’s Subscription Agreements (if earlier than the scheduled date); and (vi) the date the Company terminates the commitments pursuant to the Credit Facility.

The Credit Facility is secured by a perfected first priority security interest in the Company’s right, title, and interest in and to the capital commitments of the Company’s private investors, including the Company’s right to make capital calls, receive and apply capital contributions, enforce remedies and claims related thereto together with capital call proceeds and related rights, and a pledge of the collateral account into which capital call proceeds are deposited.

The Credit Facility contains customary covenants, including certain limitations on the incurrence by the Company of additional indebtedness and on the Company’s ability to make distributions to its shareholders, or redeem, repurchase or retire shares of stock, upon the occurrence of certain events, and customary events of default (with customary cure and notice provisions).

Transfers of interests in the Company by investors will need to comply with certain sections of the Credit Facility and the Company shall notify the Administrative Agent before such transfers take place. Such transfers may trigger mandatory prepayment obligations.

Owl Rock Capital Corporation

Notes to Consolidated Financial Statements (Unaudited) — Continued

Note 7. Commitments and Contingencies

From time to time, the Company may enter into commitments to fund investments. As of June 30, 2016, the Company had commitments to fund two new investments totaling $73.8 million (recorded as payable for investments purchased in the consolidated statement of assets and liabilities). The Company had no commitments to fund revolvers or delayed draw term loans with borrowers.

As of June 30, 2016, the Company had $973.3 million in total Capital Commitments from investors ($548.0 million unfunded), of which $110.4 million is from executives of the Adviser ($62.2 million unfunded).

Subsequent to June 30, 2016, the Company entered into $727.3 million of Subscription Agreements with investors providing for the private placement of the Company’s common shares, which increased total Capital Commitments from investors to $1.7 billion ($1.3 billion unfunded).

From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of its business. At June 30, 2016, management is not aware of any pending or threatened litigation.

Note 8. Net Assets

In connection with its formation, the Company has the authority to issue 500,000,000 common shares at $0.01 per share par value.

On March 1, 2016, the Company issued 100 common shares for $1,500 to the Adviser.

During the six months ended June 30, 2016, the Company entered into subscription agreements (the “Subscription Agreements”) with investors providing for the private placement of the Company’s common shares. Under the terms of the Subscription Agreements, investors are required to fund drawdowns to purchase the Company’s common shares up to the amount of their respective Capital Commitment on an as-needed basis each time the Company delivers a drawdown notice to its investors.

On March 17, 2016, pursuant to the Subscription Agreements, the Company delivered a capital drawdown notice to its investors relating to the issuance of 3,333,344 common shares for an aggregate offering price of $50 million. The shares were issued on March 30, 2016.

On March 30, 2016, pursuant to the Subscription Agreements, the Company delivered a capital drawdown notice to its investors relating to the issuance of 17,214 common shares for an aggregate offering price of $0.3 million. The shares were issued on April 12, 2016.

On May 26, 2016, pursuant to the Subscription Agreements, the Company delivered a capital drawdown notice to its investors relating to the issuance of 20,979,021 common shares for an aggregate offering price of $300 million.  The shares were issued on June 10, 2016.

On June 16, 2016, pursuant to the Subscription Agreements, the Company delivered a capital drawdown notice to its investors relating to the issuance of 5,244,760 common shares for an aggregate offering price of $75 million.  The shares were issued on June 29, 2016.

Note 9. Earnings Per Share

The following table sets forth the computation of basic and diluted loss per common share:

Six Months Ended June 30, 2016
Decrease in net assets resulting from operations	$(4,398)
Weighted average shares of common stock outstanding—basic and diluted	6,249,502
Loss per common share—basic and diluted	$(0.70)

Owl Rock Capital Corporation

Notes to Consolidated Financial Statements (Unaudited) — Continued

Note 10. Financial Highlights

The following are the financial highlights for a common share outstanding during the six months ended June 30, 2016:

(amounts in thousands, except share and per share data)	Six Months Ended June 30, 2016
Per Share Data
Net asset value, beginning of period	$—
Net investment loss(1)	(0.78)
Net unrealized gain(1)	0.08
Total from operations	(0.70)
Issuance of common shares	14.93
Total increase in net assets	14.23
Net asset value, end of period	$14.23
Shares outstanding, end of period	29,574,439
Total Return(3)	(5.1)%
Ratios / Supplemental Data
Ratio of operating expenses to average net assets(2)	11.0%
Ratio of total expenses to average net assets(2)	11.0%
Ratio of net investment loss to average net assets(2)	(9.6)%
Net assets, end of period	$420,862
Weighted-average shares outstanding	6,249,502
Total commitment capital, end of period	$973,250
Ratios of total contributed capital to total committed capital, end of period	43.7%
Portfolio turnover rate	-%
Year of formation	2015

________________

(1)	The per share data was derived by using the weighted average shares outstanding during the period.
(2)	The ratios reflect an annualized amount, except in the case of non-recurring expenses (e.g. initial organization expense).
(3)

Total return is calculated as the change in net asset value (“NAV”) per share during the period, plus distributions per share (if any), divided by the beginning NAV per share.  Total return is not annualized.

Note 11. Subsequent Events

The Company’s management evaluated subsequent events through the date of issuance of these consolidated financial statements.  Other than those previously disclosed, there have been no subsequent events that occurred during such period that would require disclosure in, or would be required to be recognized in, these consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The information contained in this section should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this report. This discussion also should be read in conjunction with the “Cautionary Statement Regarding Forward Looking Statements” set forth on page 1 of this Quarterly Report on Form 10-Q.

Overview

Owl Rock Capital Corporation (the “Company”, “we”, “us” or “our”) is a Maryland corporation formed on October 15, 2015. We were formed primarily to make loans to, and make debt and equity investments in, U.S. middle market companies. We will invest in senior secured or unsecured loans, subordinated loans or mezzanine loans and, to a lesser extent, equity-related securities including warrants, preferred stock and similar forms of senior equity, which may or may not be convertible into a portfolio company’s common equity. Our investment objective is to generate current income, and to a lesser extent, capital appreciation by targeting investment opportunities with favorable risk-adjusted returns.

We are managed by Owl Rock Capital Advisors LLC (the “Adviser”). The Adviser is registered with the SEC as an investment adviser under the Investment Advisers Act of 1940 (the “Advisers Act”).

On April 27, 2016, we formed a wholly-owned subsidiary, OR Lending LLC, a Delaware limited liability company, which holds a California finance lenders license. Subject to the overall supervision of our Board of Directors (the “Board”), the Adviser is responsible for managing our business and activities, including sourcing investment opportunities, conducting research, performing diligence on potential investments, structuring our investments, and monitoring our portfolio companies on an ongoing basis through a team of investment professionals.  The Board consists of seven directors, four of whom are independent.

We have elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940 (the “1940 Act”) and intend to qualify and be treated as a regulated investment company (“RIC”) for tax purposes under the Internal Revenue Code of 1986, as amended (the “Code”). As a result, we are required to comply with various statutory and regulatory requirements, such as:

•	the requirement to invest at least 70% of our assets in “qualifying assets”, as such term is defined in the 1940 Act;
•	source of income limitations;
•	asset diversification requirements; and
•	the requirement to distribute (or be treated as distributing) in each taxable year at least 90% of our investment company taxable income and tax-exempt interest for that taxable year.

In addition, we will not invest more than 20% of our total assets in companies whose principal place of business is outside the United States.

Our Investment Framework

We are a Maryland corporation organized primarily to make loans to, and make debt and equity investments in, U.S. middle market companies. Our investment objective is to generate current income, and to a lesser extent, capital appreciation by targeting investment opportunities with favorable risk-adjusted returns. Since we began our investment activities in April 2016 through June 30, 2016, we have originated $307.0 million aggregate principal amount of investments and retained $222.0 million aggregate principal amount of these investments on our balance sheet prior to any subsequent exits or repayments. We seek to generate current income primarily in U.S. middle market companies through direct originations of senior secured loans or originations of unsecured loans, subordinated loans or mezzanine loans and, to a lesser extent, investments in equity-related securities including warrants, preferred stock and similar forms of senior equity.

We define “middle market companies” to generally mean companies with earnings before interest expense, income tax expense, depreciation and amortization, or “EBITDA,” between $10 million and $250 million annually and/or annual revenue of $50 million to $2.5 billion at the time of investment, although we may on occasion invest in smaller or larger companies if an opportunity presents itself.

As of June 30, 2016, our average investment size in each of our portfolio companies was approximately $37.0 million.

The companies in which we invest use our capital to support their organic growth, acquisitions, market or product expansion, refinancings and/or recapitalizations. The debt in which we invest typically is not rated by any rating agency, but if these instruments were rated, they would likely receive a rating of below investment grade (that is, below BBB- or Baa3), which is often referred to as “junk”.

Key Components of Our Results of Operations

Investments

We focus primarily on the direct origination of loans to middle market companies domiciled in the United States.

Our level of investment activity (both the number of investments and the size of each investment) can and will vary substantially from period to period depending on many factors, including the amount of debt and equity capital available to middle market companies, the level of merger and acquisition activity for such companies, the general economic environment and the competitive environment for the types of investments we make.

In addition, as part of our risk strategy on investments, we may reduce the levels of certain investments through partial sales or syndication to additional investors.

Revenues

We generate revenues primarily in the form of interest income from the investments we hold. In addition, we may generate income from dividends on either direct equity investments or equity interests obtained in connection with originating loans, such as options, warrants or conversion rights. Our debt investments typically have a term of three to ten years. As of June 30, 2016, all of these investments bear interest at a floating rate, subject to interest rate floors. Interest on our debt investments is generally payable either monthly or quarterly.

Our investment portfolio consists of floating rate loans, and our Credit Facility (as defined below) bears interest at floating rates. Macro trends in base interest rates like LIBOR may affect our net investment income over the long term. However, because we generally originate loans to a small number of portfolio companies each quarter, and those investments vary in size, our results in any given period, including the interest rate on investments that were sold or repaid in a period compared to the interest rate of new investments made during that period, often are idiosyncratic, and reflect the characteristics of the particular portfolio companies that we invested in or exited during the period and not necessarily any trends in our business or macro trends.

Loan origination fees, original issue discount and market discount or premium are capitalized, and we accrete or amortize such amounts as interest income using the effective yield method for term instruments and the straight-line method for revolving or delayed draw instruments. Repayments of our debt investments can reduce interest income from period to period. The frequency or volume of these repayments may fluctuate significantly. We record prepayment premiums on loans as interest income.  We may also generate revenue in the form of commitment, loan origination, structuring, or due diligence fees, fees for providing managerial assistance to our portfolio companies and possibly consulting fees.

Dividend income on equity investments is recorded on the record date for private portfolio companies or on the ex-dividend date for publicly traded companies.

Our portfolio activity also reflects the proceeds of sales of investments. We recognize realized gains or losses on investments based on the difference between the net proceeds from the disposition and the amortized cost basis of the investment without regard to unrealized gains or losses previously recognized. We record current period changes in fair value of investments that are measured at fair value as a component of the net change in unrealized gains (losses) on investments in the consolidated statement of operations.

Expenses

Our primary operating expenses include the payment of the management fee and, in the event of the future quotation or listing of our securities on a national securities exchange, the incentive fee, and expenses reimbursable under the Administration Agreement and Investment Advisory Agreement. The management fee and incentive fee compensate our Adviser for work in identifying, evaluating, negotiating, closing, monitoring and realizing our investments.

Except as specifically provided below, all investment professionals and staff of the Adviser, when and to the extent engaged in providing investment advisory and management services to the Company, the base compensation, bonus and benefits, and the routine overhead expenses of such personnel allocable to such services, are provided and paid for by the Adviser. We bear our allocable portion of the compensation paid by the Adviser (or its affiliates) to our Chief Compliance Officer and Chief Financial Officer and their respective staffs (based on a percentage of time such individuals devote, on an estimated basis, to our business affairs). We bear all other costs and expenses of our operations, administration and transactions, including, but not limited to (i) investment advisory fees, including management fees and incentive fees, to the Adviser, pursuant to the Investment Advisory Agreement; (ii) our allocable portion of overhead and other expenses incurred by the Adviser in performing its administrative obligations under the Investment Advisory Agreement; and (iii) all other expenses of its operations and transactions including, without limitation, those relating to:

•	the cost of our organization and offerings;
•	the cost of calculating our net asset value, including the cost of any third-party valuation services;
•	the cost of effecting any sales and repurchases of our common stock and other securities;
•	fees and expenses payable under any dealer manager agreements, if any;
•	debt service and other costs of borrowings or other financing arrangements;
•	costs of hedging;
•

expenses, including travel expense, incurred by the Adviser, or members of the investment team, or payable to third parties, performing due diligence on prospective portfolio companies and, if necessary, enforcing our rights;

•	transfer agent and custodial fees;
•	fees and expenses associated with marketing efforts;
•	federal and state registration fees, any stock exchange listing fees and fees payable to rating agencies;
•	federal, state and local taxes;
•	independent directors’ fees and expenses including certain travel expenses;
•

costs of preparing financial statements and maintaining books and records and filing reports or other documents with the Securities and Exchange Commission (or other regulatory bodies) and other reporting and compliance costs, including registration and listing fees, and the compensation of professionals responsible for the preparation of the foregoing;

•

the costs of any reports, proxy statements or other notices to our shareholders (including printing and mailing costs), the costs of any shareholder or director meetings and the compensation of investor relations personnel responsible for the preparation of the foregoing and related matters;

•	commissions and other compensation payable to brokers or dealers;
•	research and market data;
•	fidelity bond, directors’ and officers’ errors and omissions liability insurance and other insurance premiums;
•	direct costs and expenses of administration, including printing, mailing, long distance telephone and staff;
•	fees and expenses associated with independent audits, outside legal and consulting costs;
•	costs of winding up;
•	costs incurred in connection with the formation or maintenance of entities or vehicles to hold our assets for tax or other purposes;
•	extraordinary expenses (such as litigation or indemnification); and
•	costs associated with reporting and compliance obligations under the 1940 Act and applicable federal and state securities laws.

We expect that during periods of asset growth, our general and administrative expenses will be relatively stable or will decline as a percentage of total assets, and will increase as a percentage of total assets during periods of asset declines.

Leverage

The amount of leverage we use in any period depends on a variety of factors, including cash available for investing, the cost of financing and general economic and market conditions. However, our total borrowings are limited so that our asset coverage ratio cannot fall below 200%, as defined in the 1940 Act. In any period, our interest expense will depend largely on the extent of our borrowing and we expect interest expense will increase as we increase our leverage over time within the limits of the 1940 Act. In addition, we may dedicate assets to financing facilities.

Market Trends

We believe the middle-market lending environment provides opportunities for us to meet our goal of making investments that generate attractive risk-adjusted returns based on a combination of the following factors:

Limited Availability of Capital for Middle-Market Companies. We believe that regulatory and structural changes in the market have reduced the amount of capital available to middle-market companies. Specifically, the Basel III accord, the adoption of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) and recent leveraged lending guidelines and regulations implemented by the Federal Reserve, the Office of the Comptroller of the Currency and the Federal Deposit Insurance Corporation are expected to significantly increase capital and liquidity requirements for banks, decreasing their capacity and appetite to originate and/or hold non-investment grade loans on their balance sheets. In addition, the number of lenders serving the middle market has declined as traditional participants, such as commercial banks and specialty finance companies, have consolidated and are pursuing larger opportunities and as many non-traditional lenders, often referred to as the “shadow banking sector” (e.g., hedge funds, private equity funds, mezzanine funds and structured vehicles) have struggled with illiquidity, been unable to satisfy investor expectations, or otherwise exited the market. Finally, while the institutional leveraged loan and high-yield bond markets have enjoyed significant investor interest in the past several years, middle-market companies are unable to access those markets as they fail to meet the size and liquidity requirements imposed by the institutional investor community.

Robust Demand for Debt Capital. We believe middle-market companies will continue to require access to debt capital to refinance existing debt, support growth and finance acquisitions. In addition, we believe the large amount of uninvested capital held by private equity funds will continue to drive deal activity. We expect that private equity firms will continue to pursue acquisitions and to seek to leverage their equity investments with debt provided by companies such as us.

Compelling Investment Dynamics. We believe that the imbalance between the supply of, and demand for, middle-market debt capital creates transaction dynamics that offer opportunities to make investments with attractive risk-adjusted rates of return. In addition to commanding higher pricing, principally due to illiquidity, the directly negotiated nature of middle-market financings generally provides for more favorable terms to the lender, including more conservative leverage, stronger covenants and reporting packages, better call protection, and more restrictive change-of-control provisions. In addition, middle-market companies often have simpler capital structures than those of larger borrowers, which we believe facilitates a streamlined underwriting process and improves returns to lenders during a restructuring process.

Disparate Financing Needs. Middle-market borrowers’ needs vary considerably based on company- or industry-specific circumstances. We believe that the number of capital providers with the capabilities and flexibility of mandate to deliver tailored “one-stop” solutions addressing the idiosyncratic needs of the market remains limited. We believe that the Investment Team’s experience in designing and investing in custom solutions across the capital structure, positions us as a desirable lending partner to middle-market companies and their sponsors.

Distinctive Lender Capabilities. Lending to middle-market companies requires specialized due diligence and underwriting capabilities, as well as extensive ongoing monitoring. Middle-market lending also is generally more labor-intensive than lending to larger companies due to the lack of publicly available information on these companies. We believe the Adviser’s experience positions us more strongly to lend to middle-market companies than many other capital providers.

Portfolio and Investment Activity

As of June 30, 2016, our weighted average total yield of debt and income producing securities at fair value was 9.8%, and our weighted average total yield of debt and income producing securities at amortized cost was 9.8%.

As of June 30, 2016 we had investments in 6 portfolio companies with an aggregate fair value of $218.7 million.

Our investment activity for the three months ended June 30, 2016 is presented below (information presented herein is at par value unless otherwise indicated).

($ in thousands, except as otherwise indicated)	Three Months Ended June 30, 2016
New investment commitments:
Gross originations	$307,000
Less: Sell downs	(85,000)
Total new investment commitments	$222,000
Principal amount of investments funded:
First-lien senior secured debt investments	$40,000
Second-lien senior secured debt investments	182,000
Total principal amount of investments funded	$222,000
Principal amount of investments sold or repaid:
First-lien senior secured debt investments	$—
Second-lien senior secured debt investments	—
Total principal amount of investments sold or repaid	$—
Number of new investment commitments	6
Average new investment commitment amount	$37,000
Weighted average maturity for new investment commitments (in years)	6.54
Percentage of new debt investment commitments at floating rates	100.0%
Percentage of new debt investment commitments at fixed rates	-%
Weighted average interest rate of new investment commitments	9.3%
Weighted average spread over LIBOR of new floating rate investment commitments	8.3%
Weighted average interest rate on investments sold or paid down	-%

There was no investment activity prior to April 1, 2016.

Subsequent to June 30, 2016 and through the date of issuance of this report, we originated and retained $228.5 million aggregate principal amount of investments across 5 portfolio companies.

As of June 30, 2016, our investments consisted of the following:

	June 30, 2016
($ in thousands)	Amortized Cost	Fair Value
First-lien senior secured debt investments	$39,307	$39,825
Second-lien senior secured debt investments	178,860	178,860
Total	$218,167	$218,685

The table below describes investments by industry composition based on fair value as of June 30, 2016:

June 30, 2016
Food and beverage	48.3%
Aerospace and defense	22.4%
Healthcare equipment and services	22.4%
Manufacturing	6.9%
Total	100.0%

The table below describes investments by geographic composition based on fair value as of June 30, 2016:

June 30, 2016
United States:
Northeast	36.7%
Midwest	34.0%
West	18.2%
South	11.1%
Total	100.0%

The weighted average yields and interest rate of our debt investments at fair value as of June 30, 2016 were as follows:

June 30, 2016
Weighted average total yield of debt and income producing securities	9.8%
Weighted average interest rate of debt and income producing securities	9.3%
Weighted average spread over LIBOR of all floating rate investments	8.3%

Our Adviser monitors our portfolio companies on an ongoing basis. It monitors the financial trends of each portfolio company to determine if they are meeting their respective business plans and to assess the appropriate course of action with respect to each portfolio company. Our Adviser has a number of methods of evaluating and monitoring the performance and fair value of our investments, which may include the following:

•	assessment of success of the portfolio company in adhering to its business plan and compliance with covenants;
•	periodic and regular contact with portfolio company management and, if appropriate, the financial or strategic sponsor, to discuss financial position, requirements and accomplishments;
•	comparisons to other companies in the portfolio company’s industry; and
•	review of monthly or quarterly financial statements and financial projections for portfolio companies.

As part of the monitoring process, our Adviser employs an investment rating system to categorize our investments.  In addition to various risk management and monitoring tools, our investment Adviser rates the credit risk of all investments on a scale of 1 to 5. This system is intended primarily to reflect the underlying risk of a portfolio investment relative to our initial cost basis in respect of such portfolio investment (i.e., at the time of origination or acquisition), although it may also take into account the performance of the portfolio company’s business, the collateral coverage of the investment and other relevant factors. The rating system is as follows:

Investment Rating	Description
1

Investments with a rating of 1 involve the least amount of risk to our initial cost basis. The borrower is performing above expectations, and the trends and risk factors for this investment since origination or acquisition are generally favorable;

2

Investments rated 2 involve an acceptable level of risk that is similar to the risk at the time of origination or acquisition. The borrower is generally performing as expected and the risk factors are neutral to favorable. All investments or acquired investments in new portfolio companies are initially assessed a rate of 2;

3	Investments rated 3 involve a borrower performing below expectations and indicates that the loan’s risk has increased somewhat since origination or acquisition;
4

Investments rated 4 involve a borrower performing materially below expectations and indicates that the loan’s risk has increased materially since origination or acquisition.  In addition to the borrower being generally out of compliance with debt covenants, loan payments may be past due (but generally not more than 120 days past due); and

5

Investments rated 5 involve a borrower performing substantially below expectations and indicates that the loan’s risk has increased substantially since origination or acquisition.  Most or all of the debt covenants are out of compliance and payments are substantially delinquent.  Loans rated 5 are not anticipated to be repaid in full and we will reduce the fair market value of the loan to the amount we anticipate will be recovered.

Our Adviser rates the investments in our portfolio at least quarterly and it is possible that the rating of a portfolio investment may be reduced or increased over time. For investments rated 3, 4 or 5, our Adviser enhances its level of scrutiny over the monitoring of such portfolio company. The following table shows the composition of our portfolio on the 1 to 5 rating scale as of June 30, 2016.

June 30, 2016
Investment Rating	Investments at Fair Value ($ in thousands)	Percentage of Total Portfolio
1	$—	—%
2	218,685	100.0%
3	—	—%
4	—	—%
5	—	—%
Total	$218,685	100.0%

The following table shows the amortized cost of our performing and non-accrual investments as of June 30, 2016:

	June 30, 2016
($ in thousands)	Amortized Cost	Percentage
Performing	$218,167	100.0%
Non-accrual	—	-
Total	$218,167	100.0%

Loans are generally placed on non-accrual status when principal or interest payments are past due 30 days or more or when there is reasonable doubt that the principal or interest will be collected in full. Accrued and unpaid interest is generally reversed when a loan is placed on non-accrual status.  Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment regarding collectability. Non-accrual loans are restored to accrual status when past due principal and interest is paid and, in management’s judgment, are likely to remain current. Management may make exceptions to this treatment and determine to not place a loan on non-accrual if the loan has sufficient collateral value and is in the process of collection.

Results of Operations

The following table represents the operating results for the three and six months ended June 30, 2016:

($ in millions)	Three Months Ended June 30, 2016	Six Months Ended June 30, 2016
Total Investment Income	$0.6	$0.6
Less: Net expenses	3.2	5.5
Net investment loss before income taxes	(2.6)	(4.9)
Less: Income taxes, including excise taxes	—	—
Net Investment Loss	(2.6)	(4.9)
Net change in unrealized gains	0.5	0.5
Net decrease in net assets resulting from operations	$(2.1)	$(4.4)

Investment Income

Investment income for the three and six months ended June 30, 2016, were as follows:

($ in millions)	Three Months Ended June 30, 2016	Six Months Ended June 30, 2016
Interest from investments	$0.6	$0.6
Other income	0.0	$0.0
Total investment income	$0.6	$0.6

As we were in the development stage through March 31, 2016, no revenues were earned during periods prior to April 1, 2016.

Expenses

Operating expenses for the three and six months ended June 30, 2016 were as follows:

($ in millions)	Three Months Ended June 30, 2016	Six Months Ended June 30, 2016
Initial organization	$—	$1.2
Management fees	1.6	2.2
Professional fees	0.9	1.2
Directors’ fees	0.1	0.1
Other general and administrative	0.6	0.8
Net expenses	$3.2	$5.5

Expenses for the three months ended June 30, 2016 were $3.2 million, which consisted of $1.6 million in management fees, $0.9 million in professional fees, $0.1 million in directors’ fees and $0.6 million in other general and administrative expenses.

Expenses for the six months ended June 30, 2016 were $5.5 million, which consisted of $1.2 million of initial organization expenses for which we were required to reimburse the Adviser in accordance with the Administration Agreement, $2.2 million in management fees, $1.2 million in professional fees, $0.1 million in directors’ fees and $0.8 million in other general and administrative expenses.

Under the terms of the Administration Agreement, we reimburse the Adviser for services performed for us. In addition, pursuant to the terms of the Administration Agreement, the Adviser may delegate its obligations under the Administration Agreement to an affiliate or to a third party and we reimburse the Adviser for any services performed for us by such affiliate or third party.

Income Taxes, Including Excise Taxes

We intend to elect to be treated as a RIC under Subchapter M of the Code, and we intend to operate in a manner so as to continue to qualify for the tax treatment applicable to RICs. To qualify for tax treatment as a RIC, we must, among other things, distribute to our shareholders in each taxable year generally at least 90% of our investment company taxable income, as defined by the Code, and net tax-exempt income for that taxable year. To maintain our tax treatment as a RIC, we, among other things, intend to make the requisite distributions to our shareholders, which generally relieves us from corporate-level U.S. federal income taxes.

Depending on the level of taxable income earned in a tax year, we can be expected to carry forward taxable income (including net capital gains, if any) in excess of current year dividend distributions from the current tax year into the next tax year and pay a nondeductible 4% U.S. federal excise tax on such taxable income, as required. To the extent that we determine that our estimated current year annual taxable income will be in excess of estimated current year dividend distributions from such income, we will accrue excise tax on estimated excess taxable income.

For the three and six months ended June 30, 2016, there was no expense for U.S. federal excise tax.

Net Unrealized Gains on Investments

We fair value our portfolio investments quarterly and any changes in fair value are recorded as unrealized gains or losses.  During the three months ended June 30, 2016, net unrealized gains on our investment portfolio were comprised of the following:

($ in millions)	Three Months Ended June 30, 2016
Unrealized gain on investments	$0.5
Net unrealized gain	$0.5

Financial Condition, Liquidity and Capital Resources

Our liquidity and capital resources are generated primarily from the proceeds of capital drawdowns of our privately placed Capital Commitments and our Credit Facility. The primary uses of our cash and cash equivalents are for (i) investments in portfolio companies and other investments and to comply with certain portfolio diversification requirements, (ii) the cost of operations (including paying our Adviser), (iii) debt service, repayment and other financing costs of any borrowings and (iv) cash distributions to the holders of our shares.

We may from time to time enter into additional debt facilities, increase the size of our existing Credit Facility or issue debt securities. Any such incurrence or issuance would be subject to prevailing market conditions, our liquidity requirements, contractual and regulatory restrictions and other factors. In accordance with the 1940 Act, with certain limited exceptions, we are only allowed to incur borrowings, issue debt securities or issue preferred stock, if immediately after the borrowing or issuance, the ratio of total assets (less total liabilities other than indebtedness) to total indebtedness plus preferred stock, is at least 200%. As of June 30, 2016, our asset coverage ratio was 671%. We carefully consider our unfunded commitments for the purpose of planning our ongoing financial leverage. Further, we maintain sufficient borrowing capacity within the 200% asset coverage limitation to cover any outstanding unfunded commitments we are required to fund.

Cash and cash equivalents as of June 30, 2016, taken together with our uncalled Capital Commitments of $548.0 million, is expected to be sufficient for our investing activities and to conduct our operations in the near term. On August 1, 2016, we closed on our $250 million Credit Facility.

As of June 30, 2016, we had $258.2 million in cash and cash equivalents. During the six months ended June 30, 2016, we used $166.9 million in cash for operating activities, primarily as a result of funding portfolio investments of $228.4 million, partially offset by $64.3 million of sell downs, and other operating activity of $1.6 million, which was partially offset by a decrease in net assets of $4.4 million. Lastly, cash provided by financing activities was $425.0 million during the period, primarily due to drawdowns.

Equity

On March 1, 2016, we issued 100 common shares for $1,500 to the Adviser.

During the six months ended June 30, 2016, we entered into subscription agreements (the “Subscription Agreements”) with several investors, including affiliates of our Adviser, providing for the private placement of our common shares.  Under the terms of the Subscription Agreements, investors are required to fund drawdowns to purchase our common shares up to the amount of their respective capital commitment on an as-needed basis each time we deliver a drawdown notice to our investors. At June 30, 2016, we had received Capital Commitments totaling $973.3 million, of which $110.4 million was from affiliates of our Adviser.

On March 17, 2016, pursuant to the Subscription Agreements, we delivered a capital drawdown notice to our investors relating to the issuance of 3,333,344 common shares for an aggregate offering price of $50 million.  The shares were issued on March 30, 2016.

On March 30, 2016, pursuant to the Subscription Agreements, we delivered a capital drawdown notice to our investors relating to the issuance of 17,214 common shares for an aggregate offering price of $0.3 million.  The shares were issued on April 12, 2016.

On May 26, 2016, pursuant to the Subscription Agreements, we delivered a capital drawdown notice to our investors relating to the issuance of 20,979,021 common shares for an aggregate offering price of $300 million.  The shares were issued on June 10, 2016.

On June 16, 2016, pursuant to the Subscription Agreements, we delivered a capital drawdown notice to our investors relating to the issuance of 5,244,760 common shares for an aggregate offering price of $75 million.  The shares were issued on June 29, 2016.

Subsequent to June 30, 2016, we entered into new Capital Commitments from investors totaling $727.3 million.

Credit Facility

On August 1, 2016 (the “Closing Date”), we entered into a revolving credit facility (the “Credit Facility”) with Wells Fargo Bank, National Association (“Wells Fargo”), as administrative agent (the “Administrative Agent”), and Wells Fargo, State Street Bank and the banks and financial institutions from time to time party thereto, as lenders.

The Credit Facility permits us to borrow up to $250 million, subject to availability under the “Borrowing Base”. The Borrowing Base is calculated based on the unused Capital Commitments of the investors meeting various eligibility requirements above certain concentration limits based on investors’ credit ratings. The Credit Facility includes a provision permitting us to increase the size of the facility on or before the first anniversary of the Closing Date up to a maximum principal amount not exceeding $500 million, subject to customary conditions, and includes a further provision permitting us to increase the size of the facility under certain circumstances up to a maximum principal amount not exceeding $750 million, if the existing or new lenders agree to commit to such further increase.

Borrowings under the Credit Facility bear interest, at our election at the time of drawdown, at a rate per annum equal to (i) in the case of LIBOR rate loans, an adjusted LIBOR rate for the applicable interest period plus 1.60% or (ii) in the case of reference rate loans, the greatest of (A) a prime rate plus 0.60%, (B) the federal funds rate plus 1.10%, and (C) one-month LIBOR plus 1.60%. Loans may be converted from one rate to another at any time at our election, subject to certain conditions.  We also will pay an unused commitment fee of 0.25% per annum on the unused commitments.

The Credit Facility will mature upon the earliest of (i) the date three (3) years from the Closing Date; (ii) the date upon which the Administrative Agent declares the obligations under the Credit Facility due and payable after the occurrence of an event of default; (iii) forty-five (45) days prior to the scheduled termination of the commitment period under our Subscription Agreements (as defined below); (iv) forty-five (45) days prior to the date of any listing of our common stock on a national securities exchange; (v) the termination of the commitment period under our Subscription Agreements (if earlier than the scheduled date); and (vi) the date we terminate the commitments pursuant to the Credit Facility.

The Credit Facility is secured by a perfected first priority security interest in our right, title, and interest in and to the capital commitments of our private investors. including our right to make capital calls, receive and apply capital contributions, enforce remedies and claims related thereto together with capital call proceeds and related rights, and a pledge of the collateral account into which capital call proceeds are deposited.

The Credit Facility contains customary covenants, including certain limitations on the incurrence by the Company of additional indebtedness and on our ability to make distributions to our shareholders, or redeem, repurchase or retire shares of stock, upon the occurrence of certain events, and customary events of default (with customary cure and notice provisions).

Transfers of interests in the Company by investors will need to comply with certain sections of the Credit Facility and we shall notify the Administrative Agent before such transfers take place. Such transfers may trigger mandatory prepayment obligations.

Off-Balance Sheet Arrangements

As of June 30, 2016, we had commitments to fund two investments totaling approximately $73.8 million (recorded as payable for investments purchased in the consolidated statement of assets and liabilities).

As of June 30, 2016, we had $973.3 million in total Capital Commitments from investors ($548.0 million unfunded), of which $110.4 million is from executives of the Adviser ($62.2 million unfunded).

Subsequent to June 30, 2016, we entered into $727.3 million of Subscription Agreements with investors providing for the private placement of our common shares, which increased total Capital Commitments from investors to $1.7 billion ($1.3 billion unfunded).

From time to time, we may become a party to certain legal proceedings incidental to the normal course of its business. At June 30, 2016, management is not aware of any pending or threatened litigation.

Contractual Obligations

As of June 30, 2016, we had no contractual obligations related to our Credit Facility.

Distributions

We intend to elect to be treated for U.S. federal income tax purposes, and qualify annually thereafter, as a RIC under Subchapter M of the Code. To obtain and maintain our tax treatment as a RIC, we must distribute (or be deemed to distribute) in each taxable year dividends for tax purposes equal to at least 90 percent of the sum of our:

•

investment company taxable income (which is generally our ordinary income plus the excess of realized short-term capital gains over realized net long-term capital losses), determined without regard to the deduction for dividends paid, for such taxable year; and

•	net tax-exempt interest income (which is the excess of our gross tax exempt interest income over certain disallowed deductions) for such taxable year.

As a RIC, we (but not our shareholders) generally will not be subject to U.S. federal tax on investment company taxable income and net capital gains that we distribute to our shareholders.

We intend to distribute annually all or substantially all of such income. To the extent that we retain our net capital gains or any investment company taxable income, we generally will be subject to corporate-level U.S. federal income tax. We can be expected to carry forward our net capital gains or any investment company taxable income in excess of current year dividend distributions, and pay the U.S. federal excise tax as described below.

Amounts not distributed on a timely basis in accordance with a calendar year distribution requirement are subject to a nondeductible 4% U.S. federal excise tax payable by us. To avoid this tax, we must distribute (or be treated as distributing) during each calendar year an amount at least equal to the sum of:

•	98% of our net ordinary income excluding certain ordinary gains or losses for that calendar year;
•	98.2% of our capital gain net income, adjusted for certain ordinary gains and losses, recognized for the twelve-month period ending on October 31 of that calendar year; and
•	100% of any income or gains recognized, but not distributed, in preceding years.

While we intend to distribute any income and capital gains in the manner necessary to minimize imposition of the 4% U.S. federal excise tax, sufficient amounts of our taxable income and capital gains may not be distributed and as a result, in such cases, the excise tax will be imposed. In such an event, we will be liable for this tax only on the amount by which we do not meet the foregoing distribution requirement.

We intend to pay quarterly dividends to our shareholders out of assets legally available for distribution. All dividends will be paid at the discretion of our Board and will depend on our earnings, financial condition, maintenance of our tax treatment as a RIC, compliance with applicable BDC regulations and such other factors as our Board may deem relevant from time to time.

To the extent our current taxable earnings for a year fall below the total amount of our distributions for that year, a portion of those distributions may be deemed a return of capital to our shareholders for U.S. federal income tax purposes. Thus, the source of a distribution to our shareholders may be the original capital invested by the shareholder rather than our income or gains. Shareholders should read written disclosure carefully and should not assume that the source of any distribution is our ordinary income or gains.

We have adopted an “opt out” dividend reinvestment plan for our common shareholders. As a result, if we declare a cash dividend or other distribution, each shareholder that has not “opted out” of our dividend reinvestment plan will have their dividends or distributions automatically reinvested in additional shares of our common stock rather than receiving cash dividends. Shareholders who receive distributions in the form of shares of common stock will be subject to the same U.S. federal, state and local tax consequences as if they received cash distributions.

Critical Accounting Policies

The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Changes in the economic environment, financial markets, and any other parameters used in determining such estimates could cause actual results to differ.  Our critical accounting policies should be read in connection with our risk factors as disclosed in our Registration Statement filed in our Form 10.

Investments at Fair Value

Investment transactions are recorded on the trade date. Realized gains or losses are measured by the difference between the net proceeds received (excluding prepayment fees, if any) and the amortized cost basis of the investment without regard to unrealized gains or losses previously recognized, and include investments charged off during the period, net of recoveries. The net change in unrealized gains or losses primarily reflects the change in investment values, including the reversal of previously recorded unrealized gains or losses with respect to investments realized during the period.

Investments for which market quotations are readily available are typically valued at the bid price of those market quotations. To validate market quotations, we utilize a number of factors to determine if the quotations are representative of fair value, including the source and number of the quotations. Debt and equity securities that are not publicly traded or whose market prices are not readily available, as is the case for substantially all of our investments, are valued at fair value as determined in good faith by our Board, based on, among other things, the input of the Adviser, our Audit Committee and independent third-party valuation firm(s) engaged at the direction of the Board.

As part of the valuation process, the Board takes into account relevant factors in determining the fair value of our investments, including: the estimated enterprise value of a portfolio company (i.e., the total fair value of the portfolio company’s debt and equity), the nature and realizable value of any collateral, the portfolio company’s ability to make payments based on its earnings and cash flow, the markets in which the portfolio company does business, a comparison of the portfolio company’s securities to any similar publicly traded securities, and overall changes in the interest rate environment and the credit markets that may affect the price at which similar investments may be made in the future. When an external event such as a purchase transaction, public offering or subsequent equity sale occurs, the Board considers whether the pricing indicated by the external event corroborates its valuation.

The Board undertakes a multi-step valuation process, which includes, among other procedures, the following:

•	With respect to investments for which market quotations are readily available, those investments will typically be valued at the bid price of those market quotations;
•

With respect to investment for which market quotations are not readily available, the valuation process begins with the independent valuation firm(s) providing a preliminary valuation of each investment to the Adviser’s valuation committee;

•	Preliminary valuation conclusions are documented and discussed with the Adviser’s valuation committee. Agreed upon valuation recommendations are presented to the Audit Committee;
•	The Audit Committee reviews the valuations recommendations and recommends values for each investment to the Board; and
•	The Board reviews the recommended valuations and determines the fair value of each investment.

We conduct this valuation process on a quarterly basis.

We apply Financial Accounting Standards Board Accounting Standards Codification 820, Fair Value Measurements (“ASC 820”), as amended, which establishes a framework for measuring fair value in accordance with U.S. GAAP and required disclosures of fair value measurements. ASC 820 determines fair value to be the price that would be received for an investment in a current sale, which assumes an orderly transaction between market participants on the measurement date.  Market participants are defined as buyers and sellers in the principal or most advantageous market (which may be a hypothetical market) that are independent, knowledgeable, and willing and able to transact.  In accordance with ASC 820, we consider its principal market to be the market that has the greatest volume and level of activity. ASC 820 specifies a fair value hierarchy that prioritizes and ranks the level of observability of inputs used in determination of fair value.  In accordance with ASC 820, these levels are summarized below:

•	Level 1 – Valuations based on quoted prices in active markets for identical assets or liabilities that we have the ability to access.
•	Level 2 – Valuations based on quoted prices in markets that are not active or for which all significant inputs are observable, either directly or indirectly.
•	Level 3 – Valuations based on inputs that are unobservable and significant to the overall fair value measurement.

Transfers between levels, if any, are recognized at the beginning of the quarter in which the transfer occur. In addition to using the above inputs in investment valuations, we apply the valuation policy approved by our Board that is consistent with ASC 820.  Consistent with the valuation policy, we evaluate the source of the inputs, including any markets in which its investments are trading (or any markets in which securities with similar attributes are trading), in determining fair value. When an investment is valued based on prices provided by reputable dealers or pricing services (that is, broker quotes), we subject those prices to various criteria in making the determination as to whether a particular investment would qualify for treatment as a Level 2 or Level 3 investment. For example, we, or the independent valuation firm(s), reviews pricing support provided by dealers or pricing services in order to determine if observable market information is being used, versus unobservable inputs.

Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of our investments may fluctuate from period to period. Additionally, the fair value of such investments may differ significantly from the values that would have been used had a ready market existed for such investments and may differ materially from the values that may ultimately be realized. Further, such investments are generally less liquid than publicly traded securities and may be subject to contractual and other restrictions on resale. If we were required to liquidate a portfolio investment in a forced or liquidation sale, it could realize amounts that are different from the amounts presented and such differences could be material.

In addition, changes in the market environment and other events that may occur over the life of the investments may cause the gains or losses ultimately realized on these investments to be different than the unrealized gains or losses reflected herein.

Interest and Dividend Income Recognition

Interest income is recorded on the accrual basis and includes amortization of discounts or premiums. Discounts and premiums to par value on securities purchased are amortized into interest income over the contractual life of the respective security using the effective yield method.  The amortized cost of investments represents the original cost adjusted for the amortization of discounts or premiums, if any.

Loans are generally placed on non-accrual status when principal or interest payments are past due 30 days or more or when management has reasonable doubt that the borrower will pay principal or interest in full. Accrued and unpaid interest is generally reversed when a loan is placed non-accrual status.  Interest payment received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment regarding collectability. Non-accrual loans are restored to accrual status when past due principal and interest has been paid and, in management’s judgment, the borrower is likely to make principal and interest payments in the future. We may determine to not place a loan on non-accrual status if, notwithstanding any failure to pay, the loan has sufficient collateral value and is in the process of collection.

Dividend income on preferred equity securities is recorded on the accrual basis to the extent that such amounts are payable by the portfolio company and are expected to be collected. Dividend income on common equity securities is recorded on the record date for private portfolio companies or on the ex-dividend date for publicly-traded portfolio companies.

Income Taxes

We have elected to be treated as a BDC under the 1940 Act. We also intend to elect to be treated as a RIC under the Code for the taxable year ending December 31, 2016. So long as we maintain our tax treatment as a RIC, we generally will not pay corporate-level U.S. federal income taxes on any ordinary income or capital gains that we distribute at least annually to our stockholders as dividends. Rather, any tax liability related to income earned and distributed by us represents obligations of our investors and will not be reflected in our financial statements.

We evaluate tax positions taken or expected to be taken in the course of preparing our financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions not deemed to meet the “more-likely-than-not” threshold are reserved and recorded as a tax benefit or expense in the current year. All penalties and interest associated with income taxes are included in income tax expense. Conclusions regarding tax positions are subject to review and may be adjusted at a later date based on factors including, but not limited to, on-going analyses of tax laws, regulations and interpretations thereof.

To qualify as a RIC, we must, among other things, meet certain source-of-income and asset diversification requirements. In addition, to qualify for RIC tax treatment, we must distribute to our stockholders, for each taxable year, at least 90% of our “investment company taxable income” for that year, which is generally our ordinary income plus the excess of our realized net short-term capital gains over our realized net long-term capital losses.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are subject to financial market risks, including valuation risk and interest rate risk.

Valuation Risk

We have invested, and plan to continue to invest, primarily in illiquid debt and equity securities of private companies. Most of our investments will not have a readily available market price, and we value these investments at fair value as determined in good faith by our Board in accordance with our valuation policy. There is no single standard for determining fair value. As a result, determining fair value requires that judgment be applied to the specific facts and circumstances of each portfolio investment while employing a consistently applied valuation process for the types of investments we make. If we were required to liquidate a portfolio investment in a forced or liquidation sale, we may realize amounts that are different from the amounts presented and such differences could be material.

Interest Rate Risk

Interest rate sensitivity refers to the change in earnings that may result from changes in the level of interest rates. We intend to fund portions of our investments with borrowings, and at such time, our net investment income will be affected by the difference between the rate at which we invest and the rate at which we borrow. Accordingly, we cannot assure you that a significant change in market interest rates will not have a material adverse effect on our net investment income.

As of June 30, 2016, all of the investments in our portfolio were at floating rates.

Based on our balance sheet at June 30, 2016, the following table shows the annualized impact on net income of base rate changes in interest rates (considering interest rate floors and ceilings for floating rate instruments) assuming no changes in our investment and borrowing structure:

($ in thousands)	Interest Income	Interest Expense	Net Income
Up 300 basis points	$5,892	$-	$5,892
Up 200 basis points	3,672	-	3,672
Up 100 basis points	1,452	-	1,452
Down 25 basis points	-	-	-

Currency Risk

From time to time, we may make investments that are denominated in a foreign currency. These investments are translated into U.S. dollars at each balance sheet date, exposing us to movements in foreign exchange rates. We may employ hedging techniques to minimize these risks, but we cannot assure you that such strategies will be effective or without risk to us. We may seek to utilize instruments such as, but not limited to, forward contracts to seek to hedge against fluctuations in the relative values of our portfolio positions from changes in currency exchange rates. We also have the ability to borrow in certain foreign currencies under our Credit Facility. Instead of entering into a foreign currency exchanges forward contract in connection with loans or other investments we have made that are denominated in a foreign currency, we may borrow in that currency to establish a natural hedge against our loan or investment. To the extent the loan or investment is based on a floating rate other than a rate under which we can borrow under our Credit Facility, we may seek to utilize interest rate derivatives to hedge our exposure to changes in the associated rate.

Item 4. Controls and Procedures.

(a)	Evaluation of Disclosure Controls and Procedures

In accordance with Rules 13a-15(b) and 15d-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q and determined that our disclosure controls and procedures are effective as of the end of the period covered by the Quarterly Report on Form 10-Q.

(b)	Changes in Internal Controls Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

We are not currently subject to any material legal proceedings, nor, to our knowledge, are any material legal proceeding threatened against us. From time to time, we may be a party to certain legal proceedings in the ordinary course of business, including proceedings relating to the enforcement of our rights under contracts with our portfolio companies. Our business is also subject to extensive regulation, which may result in regulatory proceedings against us. While the outcome of any such future legal or regulatory proceedings cannot be predicted with certainty, we do not expect that any such future proceedings will have a material effect upon our financial condition or results of operations.

Item 1A. Risk Factors.

There have been no material changes from the risk factors previously disclosed in our Registration Statement on Form 10, filed with the SEC on April 11, 2016.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None, other than those already disclosed in certain Form 8-Ks filed with the SEC.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

On July 22, 2016 we amended the terms of our Subscription Agreement for our Capital Commitments to revise the definition of “key person”, to extend the period when the key person event was applicable through the end of the commitment period, and to provide that a cause event will be treated similarly to a “key person event”.  The amended Subscription Agreement provides that the key persons, for the purpose of determining whether there has been a key person event, are two of the four of Douglas I. Ostrover, Marc S. Lipschultz, Craig W. Packer and Alan J. Kirshenbaum and that the Adviser is permitted at any time to replace one of the Key Persons with a senior professional selected by the Adviser, provided that such replacement is approved by 75% of our shares.  Pursuant to the terms of the amended subscription agreement, a cause event will occur following any disqualification of a Key Person under Section 9(a) of the 1940 Act or the conviction of a Key Person of certain crimes or violations of law. Following a key person event or a cause event, our shareholders’ obligations to fund drawdowns will be terminated (subject to certain limitations) unless, within the 90 day period following the key person event or cause event, 75% of our shares, and all of the independent members of our Board, vote in favor of a proposal to reinstate the Commitment Period.

Item 6. Exhibits.

(a)	Exhibits

Exhibit Number	Description
3.1	Articles of Amendment and Restatement, dated March 1, 2016 (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form 10 filed on April 11, 2016).

3.2	Bylaws, dated January 11, 2016 (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form 10 filed on April 11, 2016).

10.1

Investment Advisory Agreement between the Company and the Adviser, dated March 1, 2016 (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form 10 filed on April 11, 2016).

10.2

Administration Agreement between the Company and the Adviser, dated March 1, 2016 (incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form 10 filed on April 11, 2016).

10.3	Dividend Reinvestment Plan effective as of March 1, 2016 (incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form 10 filed on April 11, 2016).

10.5

Custody Agreement by and between the Company and State Street Bank and Trust Company dated February 24, 2016 (incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form 10 filed on April 11, 2016).

10.6

License Agreement between the Company and Owl Rock Capital Partners LP, dated March 1, 2016 (incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement on Form 10 filed on April 11, 2016).

10.7*	Revolving Credit Agreement between the Company and Wells Fargo Bank, National Association and Wells Fargo Securities, LLC, dated August 1, 2016.

11.1	Computation of Per Share Earnings (included in the notes to the unaudited consolidated financial statements contained in this report).

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Owl Rock Capital Corporation

Date: August 10, 2016	By:	/s/ Craig W. Packer
Craig W. Packer
Chief Executive Officer

Date: August 10, 2016	By:	/s/ Alan Kirshenbaum
Alan Kirshenbaum
Chief Financial Officer and Chief Operating Officer