Form 10-Q
period 2016-09-30
Owl Rock Capital Corp
filed 2016-11-09
CIK 1655888

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

As of November 9, 2016, the registrant had 32,325,468 shares of common stock, $0.01 par value per share, outstanding.

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

Item 1. Financial Statements

Owl Rock Capital Corporation

Consolidated Statement of Assets and Liabilities

(Amounts in thousands, except share and per share amounts)

(Unaudited)

As of
September 30, 2016
Assets
Investments at fair value (amortized cost of $637,665)	$640,605
Cash and cash equivalents	215,149
Interest receivable	2,461
Subscriptions receivable	263
Prepaid expenses and other assets	960
Total Assets	$859,438
Liabilities
Credit facility (net of unamortized debt issuance costs of $3,344)	$385,656
Management fees payable	2,474
Payables to affiliates	1,271
Accrued expenses and other liabilities	875
Interest payable	308
Total Liabilities	390,584
Commitments and Contingencies (Note 7)
Net Assets
Common shares, $0.01 par value; 500,000,000 shares authorized; 32,325,468 shares issued and outstanding	323
Additional paid-in-capital	464,937
Accumulated net investment income	654
Net unrealized gains on investments	2,940
Total Net Assets	468,854
Total Liabilities and Net Assets	$859,438
Net Asset Value Per Share	$14.50

The accompanying notes are an integral part of these consolidated financial statements.

Owl Rock Capital Corporation

Consolidated Statements of Operations

(Amounts in thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended	Nine Months Ended
	September 30, 2016	September 30, 2016
Investment Income
Investment income from non-controlled, non-affiliated investments:
Interest income	$10,685	$11,313
Other income	41	42
Total investment income from non-controlled, non-affiliated investments	10,726	11,355
Total Investment Income	10,726	11,355
Expenses
Initial organization	—	1,224
Interest expense	774	774
Management fees	2,474	4,673
Professional fees	924	2,097
Directors’ fees	114	218
Other general and administrative	870	1,715
Total Expenses	5,156	10,701
Net Investment Income	5,570	654
Unrealized Gains on Investments
Net unrealized gains:
Non-controlled, non-affiliated investments	2,422	2,940
Total Net Unrealized Gains	2,422	2,940
Net Increase in Net Assets Resulting from Operations	$7,992	$3,594
Earnings Per Share – Basic and Diluted	$0.27	$0.22
Weighted Average Shares Outstanding – Basic and Diluted	29,634,244	16,302,756

The accompanying notes are an integral part of these consolidated financial statements.

Owl Rock Capital Corporation

Consolidated Schedule of Investments

As of September 30, 2016

(Amounts in thousands, except share amounts)

(Unaudited)

			Maturity	Principal /	Amortized	Fair	Percentage
Company(1)(4)	Investment	Interest	Date	Par	Cost(2)	Value	of Net Assets
Debt Investments
Aerospace and defense
Vencore, Inc.(3)	Second lien senior secured loan	L + 8.75% (9.75%)	5/23/2020	$50,000	$49,050	$49,500	10.5%
Distribution
JM Swank, LLC(3)	First lien senior secured loan	L + 7.50% (8.50%)	7/25/2022	84,788	83,132	83,092	17.7%
Food and beverage
Candy Intermediate Holding, Inc.(3)	Second lien senior secured loan	L + 9.00% (10.00%)	12/15/2023	75,000	74,268	75,000	16.0%
GG Foods Acquisition Corporation(3)(6)	Second lien senior secured loan	L + 9.75% (10.75%)	1/29/2024	28,500	27,799	27,787	5.9%
Recipe Acquisition Corp.(3)	Second lien senior secured loan	L + 9.00% (10.00%)	3/29/2023	32,000	31,377	31,680	6.8%
Tall Tree Foods, Inc.(3)	First lien senior secured loan	L + 6.75% (7.75%)	8/12/2022	60,000	59,116	59,100	12.6%
				195,500	192,560	193,567	41.3%
Healthcare equipment and services
ABB/Con-cise Optical Group LLC(3)	Second lien senior secured loan	L + 9.00% (10.00%)	6/17/2024	25,000	24,266	24,625	5.3%
Beaver-Visitec International Holdings, Inc.(3)	Second lien senior secured loan	L + 9.00% (10.00%)	8/19/2024	35,000	34,307	34,300	7.3%
Strategic Partners Acquisition Corp.(3)	First lien senior secured loan	L + 5.25% (6.25%)	6/30/2023	25,000	24,756	24,875	5.3%
				85,000	83,329	83,800	17.9%
Infrastructure and environmental services
FR Arsenal Holdings II Corp.(3)	First lien senior secured loan	L + 7.25% (8.25%)	9/8/2022	65,000	63,713	63,700	13.6%
FR Arsenal Holdings II Corp.(3)(5)	First lien senior secured revolving loan	L + 7.25% (8.25%)	9/8/2021	7,000	6,600	6,600	1.4%
				72,000	70,313	70,300	15.0%
Leisure and entertainment
UFC Holdings, LLC(3)	Second lien senior secured loan	L + 7.50% (8.50%)	8/18/2024	35,000	34,658	35,203	7.5%
Manufacturing
Blount International, Inc.(3)	First lien senior secured loan	L + 6.25% (7.25%)	4/12/2023	15,000	14,570	15,188	3.2%
Professional services
Allied Universal Holdco LLC	Second lien senior secured notes	11.00%	7/28/2023	20,000	19,606	19,600	4.2%
CD&R TZ Purchaser, Inc.(3)	First lien senior secured loan	L + 6.00% (7.00%)	7/21/2023	35,000	32,927	32,900	7.0%
Pomeroy Group LLC(3)	First lien senior secured loan	L + 6.00% (7.00%)	11/30/2021	59,849	57,520	57,455	12.3%
				114,849	110,053	109,955	23.5%
Total Debt Investments				652,137	637,665	640,605	136.6%
Total Investments				$652,137	$637,665	$640,605	136.6%

________________

(1)	Certain portfolio company investments are subject to contractual restrictions on sales.
(2)	The amortized cost represents the original cost adjusted for the amortization of discounts and premiums, as applicable, on debt investments using the effective interest method.
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

(5)	At September 30, 2016, there was an unfunded commitment of $13.0 million.
(6)

This portfolio company is not a qualifying asset under Section 55(a) of the 1940 Act. Under the 1940 Act, the Company may not acquire any non-qualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of total assets.

The accompanying notes are an integral part of these consolidated financial statements.

Owl Rock Capital Corporation

Consolidated Statement of Changes in Net Assets

(Amounts in thousands)

(Unaudited)

Nine Months Ended
September 30, 2016
Increase in Net Assets Resulting from Operations
Net investment income	$654
Net unrealized gains on investments	2,940
Net Increase in Net Assets Resulting from Operations	3,594
Increase in Net Assets Resulting from Capital Share Transactions
Issuance of common shares	465,260
Increase in Net Assets Resulting from Capital Share Transactions	465,260
Total Increase in Net Assets	468,854
Net Assets, Beginning of Period	—
Net Assets, End of Period	$468,854

The accompanying notes are an integral part of these consolidated financial statements.

Owl Rock Capital Corporation

Consolidated Statement of Cash Flows

(Amounts in thousands)

(Unaudited)

Nine Months Ended
September 30, 2016
Cash Flows from Operating Activities
Net Increase in Net Assets Resulting from Operations	$3,594
Adjustments to reconcile net increase in net assets resulting from operations to net cash used in operating activities:
Net change in unrealized gains on investments	(2,940)
Net amortization of discount on investments	(322)
Amortization of debt issuance costs	119
Purchases of investments, net	(746,155)
Proceeds from investments, net	108,812
Changes in operating assets and liabilities:
Interest receivable	(2,461)
Prepaid expenses and other assets	(960)
Management fees payable to affiliate	2,474
Payables to affiliate	1,271
Accrued expenses and other liabilities	875
Interest payable	308
Net cash used in operating activities	(635,385)
Cash Flows from Financing Activities
Borrowings on Credit Facility	389,000
Debt issuance costs	(3,463)
Proceeds from issuance of common shares	464,997
Net cash provided by financing activities	850,534
Net increase in cash and cash equivalents	215,149
Cash and cash equivalents, beginning of period	—
Cash and cash equivalents, end of period	$215,149

Non-cash financing activities
Subscriptions receivable	$263
Supplemental Information
Interest paid during the period	$347

The accompanying notes are an integral part of these consolidated financial statements.

Owl Rock Capital Corporation

Notes to Consolidated Financial Statements (Unaudited)

Note 1. Organization and Basis of Presentation

Organization

Owl Rock Capital Corporation (“Owl Rock” or the “Company”) is a Maryland corporation formed on October 15, 2015. The Company was formed primarily to originate and make loans to, and make debt and equity investments in, U.S. middle market companies. The Company invests in senior secured or unsecured loans, subordinated loans or mezzanine loans and, to a lesser extent, equity-related securities including warrants, preferred stock and similar forms of senior equity, which may or may not be convertible into a portfolio company’s common equity. The Company’s investment objective is to generate current income and to a lesser extent, capital appreciation by targeting investment opportunities with favorable risk-adjusted returns.

The Company has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). In addition, for tax purposes, the Company intends to qualify and be treated as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”).

In April 2016, the Company closed on its first portfolio company investment. On April 27, 2016, the Company formed a wholly-owned subsidiary, OR Lending LLC, a Delaware limited liability company, which holds a California finance lenders license and a Tennessee industrial loan and thrift certificate.

Because the Company has elected to be regulated as a BDC and intends to qualify as a RIC under the Code, the Company’s portfolio is subject to diversification and other requirements.

Owl Rock Capital Advisors, LLC (the “Adviser”) serves as the Company’s investment adviser. The Adviser is registered with the Securities and Exchange Commission (“SEC”) as an investment adviser under the Investment Advisers Act of 1940 (the “Advisers Act”). Subject to the overall supervision of the Company’s Board of Directors (the “Board”), the Adviser manages the day to day operations of, and provides investment advisory and management services to the Company.

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

The Company conducts private offerings (the “Private Offering”) of its common shares to accredited investors in reliance on exemptions from the registration requirements of the Securities Act of 1933, as amended. At the closing of each Private Offering, each investor makes a capital commitment (a “Capital Commitment”) to purchase shares of the Company’s common stock pursuant to a subscription agreement entered into with the Company. Investors are required to fund drawdowns to purchase shares of the Company’s common stock up to the amount of their respective Capital Commitment on an as-needed basis each time the Company delivers a drawdown notice to its investors.

Basis of Presentation

The accompanying consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The Company is an investment company and, therefore, applies the specialized accounting and reporting guidance in Accounting Standards Codification (“ASC”) Topic 946, Financial Services – Investment Companies. In the opinion of management, all adjustments, consisting solely of accruals considered necessary for the fair presentation of financial statements for interim periods, have been included. The results of operations for interim periods are not indicative of results to be expected for the full year.

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

Investments at Fair Value

Investment transactions are recorded on the trade date. Realized gains or losses are measured by the difference between the net proceeds received (excluding prepayment fees, if any) and the amortized cost basis of the investment using the specific identification method without regard to unrealized gains or losses previously recognized, and include investments charged off during the period, net of recoveries. The net change in unrealized gains or losses primarily reflects the change in investment values, including the reversal of previously recorded unrealized gains or losses with respect to investments realized during the period.

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

Other Income

From time to time, the Company may receive fees for services provided to portfolio companies by the Adviser. These fees are generally only available to the Company as a result of closing investments, are normally paid at the closing of the investments, are generally non-recurring and are recognized as revenue when earned upon closing of the investment. The services that the Adviser

Owl Rock Capital Corporation

Notes to Consolidated Financial Statements (Unaudited) — Continued

provides vary by investment, but can include closing, work, diligence or other similar fees and fees for providing managerial assistance to our portfolio companies.

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

Debt Issuance Costs

The Company records origination and other expenses related to its debt obligations as deferred financing costs. These expenses are deferred and amortized over the life of the related debt instrument. Debt issuance costs are presented on the consolidated statement of assets and liabilities as a direct deduction from the debt liability. In circumstances in which there is not an associated debt liability amount recorded in the consolidated financial statements when the debt issuance costs are incurred, such debt issuance costs will be reported on the consolidated statement of assets and liabilities as an asset until the debt liability is recorded.

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

Income Taxes

The Company has elected to be treated as a BDC under the 1940 Act. The Company also intends to elect to be treated as a RIC under the Code for the taxable year ending December 31, 2016. So long as the Company maintains its tax treatment as a RIC, it generally will not pay corporate-level U.S. federal income taxes on any ordinary income or capital gains that it distributes at least annually to its stockholders as dividends. Instead, any tax liability related to income earned and distributed by Owl Rock represents obligations of the Company’s investors and will not be reflected in the consolidated financial statements of the Company.

The Company evaluates tax positions taken or expected to be taken in the course of preparing its consolidated financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions not deemed to meet the “more-likely-than-not” threshold are reserved and recorded as a tax benefit or expense in the current year. All penalties and interest associated with income taxes are included in income tax expense. Conclusions regarding tax positions are subject to review and may be adjusted at a later date based on factors including, but not limited to, on-going analyses of tax laws, regulations and interpretations thereof.

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

New Accounting Pronouncements

Management does not believe any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the accompanying consolidated financial statements.

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

For the three and nine months ended September 30, 2016, the Company incurred expenses of approximately $0.7 million and $1.8 million, respectively, for costs and expenses reimbursable to the Adviser under the terms of the Administration Agreement.

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

The management fee is payable quarterly in arrears. Prior to the future quotation or listing of the Company’s securities on a national securities exchange (an “Exchange Listing”) or the future quotation or listing of its securities on any other public trading market, the management fee is payable at an annual rate of 0.75% of the Company’s (i) average gross assets, excluding cash and cash equivalents but including assets purchased with borrowed amounts, at the end of the Company’s two most recently completed calendar quarters plus (ii) the average of any remaining unfunded Capital Commitments at the end of the two most recently completed calendar quarters. Following an Exchange Listing, the management fee is payable at an annual rate of 1.75% of the Company’s average gross assets excluding cash and cash equivalents but including assets purchased with borrowed amounts, at the end of the two most recently completed calendar quarters. The management fee for any partial month or quarter, as the case may be, will be appropriately prorated and adjusted for any share issuances or repurchases during the relevant calendar months or quarters, as the case may be.

For the three and nine months ended September 30, 2016, management fees were $2.5 million and $4.7 million, respectively.

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

There was no incentive fee for the three and nine months ended September 30, 2016.

Owl Rock Capital Corporation

Notes to Consolidated Financial Statements (Unaudited) — Continued

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

As of September 30, 2016, investments consisted of the following:

	September 30, 2016
	Amortized Cost	Fair Value
First-lien senior secured debt investments	$342,334	$342,910
Second-lien senior secured debt investments	295,331	297,695
Total Investments	$637,665	$640,605

The industry composition of investments based on fair value as of September 30, 2016 was as follows:

September 30, 2016
Aerospace and defense	7.7%
Distribution	13.0%
Food and beverage	30.1%
Healthcare equipment and services	13.1%
Infrastructure and environmental services	11.0%
Leisure and entertainment	5.5%
Manufacturing	2.4%
Professional services	17.2%
Total	100.0%

Owl Rock Capital Corporation

Notes to Consolidated Financial Statements (Unaudited) — Continued

The geographic composition of investments based on fair value as of September 30, 2016 was as follows:

September 30, 2016
United States:
Midwest	35.7%
Northeast	23.2%
South	22.0%
West	14.8%
Canada	4.3%
Total	100.0%

Note 5. Fair Value of Investments

Investments

The following table presents the fair value hierarchy of investments as of September 30, 2016:

	Fair Value Hierarchy as of September 30, 2016
	Level 1	Level 2	Level 3	Total
First-lien senior secured debt investments	$—	$—	$342,910	$342,910
Second-lien senior secured debt investments	—	35,203	262,492	297,695
Total Investments at fair value	$—	$35,203	$605,402	$640,605

The following table presents changes in the fair value of investments for which Level 3 inputs were used to determine the fair value as of and for the three and nine months ended September 30, 2016 :

	As of and for the Three Months Ended September 30, 2016
	First-lien debt investments	Second-lien debt investments	Total
Fair value, beginning of period	$39,825	$178,860	$218,685
Purchases of investments, net	327,703	81,688	409,391
Proceeds from investments, net	(24,862)	-	(24,862)
Net change in unrealized gain	58	1,819	1,877
Net amortization of discount on investments	186	125	311
Transfers into (out of) Level 3	—	—	—
Fair value, end of period	$342,910	$262,492	$605,402

	As of and for the Nine Months Ended September 30, 2016
	First-lien debt investments	Second-lien debt investments	Total
Fair value, beginning of period	$—	$—	$—
Purchases of investments, net	367,003	344,498	711,501
Proceeds from investments, net	(24,862)	(83,950)	(108,812)
Net change in unrealized gain	576	1,819	2,395
Net amortization of discount on investments	193	125	318
Transfers into (out of) Level 3	—	—	—
Fair value, end of period	$342,910	$262,492	$605,402

The following table presents information with respect to net change in unrealized gains on investments for which Level 3 inputs were used in determining the fair value that are still held by the Company at September 30, 2016:

Owl Rock Capital Corporation

Notes to Consolidated Financial Statements (Unaudited) — Continued

	Net change in Unrealized Gain for the Three Months Ended September 30, 2016 on Investments Held at September 30, 2016	Net change in Unrealized Gain for the Nine Months Ended September 30, 2016 on Investments Held at September 30, 2016
First-lien senior secured debt investments	$58	$576
Second-lien senior secured debt investments	1,819	1,819
Total Investments	$1,877	$2,395

The following table presents quantitative information about the significant unobservable inputs of the Company’s Level 3 investments as of September 30, 2016. The table is not intended to be all-inclusive but instead captures the significant unobservable inputs relevant to the Company’s determination of fair value.

	As of September 30, 2016
	Fair Value(1)	Valuation Technique	Unobservable Input	Range (Weighted Average)	Impact to Valuation from an Increase in Input
First-lien senior secured debt investments	$302,847	Recent Transaction	Transaction Price	94.0-98.5 (97.3)	Increase
	24,875	Yield Analysis	Market Yield	6.7% (6.7%)	Decrease
Second-lien senior secured debt investments	$81,688	Recent Transaction	Transaction Price	97.5-98.0 (97.8)	Increase
	180,804	Yield Analysis	Market Yield	10.7%-11.4% (10.9%)	Decrease

________________

(1)	Excludes an investment at fair value amounting to $15,188, which the Company valued using indicative bid prices obtained from brokers.

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

Financial Instruments Not Carried at Fair Value

The fair value of the Company’s Credit Facility, which is categorized as Level 3 within the fair value hierarchy as of September 30, 2016, approximates its carrying value.

The carrying amounts of the Company’s assets and liabilities, other than investments at fair value, approximate fair value due to their short maturities or their close proximity of the originations to the measurement date. Under the fair value hierarchy, cash and cash equivalents are classified as Level 1 while the Company’s other assets and liabilities, other than investments at fair value and debt, are classified as Level 2.

Owl Rock Capital Corporation

Notes to Consolidated Financial Statements (Unaudited) — Continued

Note 6. Borrowings

In accordance with the 1940 Act, with certain limitations, the Company is allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 200% after such borrowing. As of September 30, 2016, the Company’s asset coverage was 220%.

On August 1, 2016 (the “Closing Date”), the Company entered into a revolving credit facility (the “Credit Facility”) with Wells Fargo Bank, National Association (“Wells Fargo”), as administrative agent (the “Administrative Agent”), and Wells Fargo, State Street Bank and Trust Company and the banks and financial institutions from time to time party thereto, as lenders.

The Credit Facility permits the Company to borrow up to $250 million, subject to availability under the “Borrowing Base”. The Borrowing Base is calculated based on the unused Capital Commitments of the investors meeting various eligibility requirements above certain concentration limits based on investors’ credit ratings. The Credit Facility includes a provision permitting the Company to increase the size of the facility on or before the first anniversary of the Closing Date up to a maximum principal amount not exceeding $500 million, subject to customary conditions, and includes a further provision permitting the Company to increase the size of the facility under certain circumstances up to a maximum principal amount not exceeding $750 million, if the existing or new lenders agree to commit to such further increase.  On September 14, 2016, the Company, in accordance with the credit agreement, exercised its option to increase the size of the facility to a total of $300 million.  On September 26, 2016, the Company, in accordance with the credit agreement, exercised its option to increase the size of the facility to a total of $500 million.

	September 30, 2016
($ in thousands)	Aggregate Principal Committed	Outstanding Principal	Amount Available(1)	Net Carrying Value(2)
Credit Facility	$500,000	$389,000	$111,000	$385,656
Total Debt	$500,000	$389,000	$111,000	$385,656

________________

(1) The amount available reflects any limitations related to the Credit Facility’s borrowing base.

(2) The carrying value of the Company’s Credit Facility is presented net of deferred financing costs of $3.3 million.

Average debt outstanding during the three months ended September 30, 2016 was $99.7 million.

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

For the three months ended September 30, 2016, the components of interest expense were as follows:

Three months ended
($ in thousands)	September 30, 2016
Interest expense	$655
Amortization of debt issuance costs	119
Total Interest Expense	$774
Average interest rate	2.52%

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

Note 7. Commitments and Contingencies

From time to time, the Company may enter into commitments to fund investments. As of September 30, 2016, the Company had an outstanding commitment to fund a revolver loan totaling $13.0 million.

As of September 30, 2016, the Company had $2.2 billion in total Capital Commitments from investors ($1.7 billion unfunded), of which $112.4 million is from executives of the Adviser ($64.1 million unfunded).

From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of its business. At September 30, 2016, management is not aware of any pending or threatened litigation.

Note 8. Net Assets

In connection with its formation, the Company has the authority to issue 500,000,000 common shares at $0.01 per share par value.

On March 1, 2016, the Company issued 100 common shares for $1,500 to the Adviser.

During the nine months ended September 30, 2016, the Company entered into subscription agreements (the “Subscription Agreements”) with investors providing for the private placement of the Company’s common shares. Under the terms of the Subscription Agreements, investors are required to fund drawdowns to purchase the Company’s common shares up to the amount of their respective Capital Commitment on an as-needed basis each time the Company delivers a drawdown notice to its investors.

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

On September 16, 2016, pursuant to the Subscription Agreements, the Company delivered a capital drawdown notice to its investors relating to the issuance of 2,751,029 common shares for an aggregate offering price of $40 million.  The shares were issued on September 29, 2016.

On November 8, 2016, the Company’s Board declared a dividend of $2.1 million for shareholders of record on November 15, 2016, payable on November 30, 2016.

Note 9. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per common share:

Owl Rock Capital Corporation

Notes to Consolidated Financial Statements (Unaudited) — Continued

	Three Months Ended September 30, 2016	Nine months ended September 30, 2016
Increase in net assets resulting from operations	$7,992	$3,594
Weighted average shares of common stock outstanding—basic and diluted	29,634,244	16,302,756
Earnings per common share-basic and diluted	$0.27	$0.22

Note 10. Financial Highlights

The following are the financial highlights for a common share outstanding during the nine months ended September 30, 2016:

(amounts in thousands, except share and per share data)	Nine months ended September 30, 2016
Per Share Data
Net asset value, beginning of period	$—
Net investment income(1)	0.04
Net unrealized gain(1)	0.18
Total from operations	0.22
Issuance of common shares	14.28
Total increase in net assets	14.50
Net asset value, end of period	$14.50
Shares outstanding, end of period	32,325,468
Total Return(3)	(3.3)%
Ratios / Supplemental Data
Ratio of total expenses to average net assets(2)	6.0%
Ratio of net investment income to average net assets(2)	0.6%
Net assets, end of period	$468,854
Weighted-average shares outstanding	16,302,756
Total capital commitments, end of period	$2,200,510
Ratios of total contributed capital to total committed capital, end of period	21.1%
Portfolio turnover rate	11.4%
Year of formation	2015

________________

(1)	The per share data was derived by using the weighted average shares outstanding during the period.
(2)	The ratios reflect an annualized amount, except in the case of non-recurring expenses (e.g. initial organization expense).
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

Overview

Owl Rock Capital Corporation (the “Company”, “we”, “us” or “our”) is a Maryland corporation formed on October 15, 2015. We were formed primarily to originate and make loans to, and make debt and equity investments in, U.S. middle market companies. We will invest in senior secured or unsecured loans, subordinated loans or mezzanine loans and, to a lesser extent, equity-related securities including warrants, preferred stock and similar forms of senior equity, which may or may not be convertible into a portfolio company’s common equity. Our investment objective is to generate current income, and to a lesser extent, capital appreciation by targeting investment opportunities with favorable risk-adjusted returns.

We are managed by Owl Rock Capital Advisors LLC (the “Adviser”). The Adviser is registered with the SEC as an investment adviser under the Investment Advisers Act of 1940 (the “Advisers Act”). Subject to the overall supervision of the Board, the Adviser manages the day to day operations of, and provides investment advisory and management services to us. The Adviser or its affiliates may engage in certain origination activities and receive attendant arrangement, structuring or similar fees.

The Adviser will serve as investment adviser to Owl Rock Capital Corporation II. Owl Rock Capital Corporation II is a corporation formed under the laws of the State of Maryland that intends to elect to be treated as a business development company under the 1940 Act. It is expected that Owl Rock Capital Corporation II’s investment objective will be similar to ours, which is to generate current income, and to a lesser extent, capital appreciation by targeting investment opportunities with favorable risk-adjusted returns.

On April 27, 2016, we formed a wholly-owned subsidiary, OR Lending LLC, a Delaware limited liability company, which holds a California finance lenders license and a Tennessee industrial loan and thrift certificate. Subject to the overall supervision of our Board of Directors (the “Board”), the Adviser is responsible for managing our business and activities, including sourcing investment opportunities, conducting research, performing diligence on potential investments, structuring our investments, and monitoring our portfolio companies on an ongoing basis through a team of investment professionals.  The Board consists of seven directors, four of whom are independent.

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

Our Investment Framework

We are a Maryland corporation organized primarily to originate and make loans to, and make debt and equity investments in, U.S. middle market companies. Our investment objective is to generate current income, and to a lesser extent, capital appreciation by targeting investment opportunities with favorable risk-adjusted returns. Since we began our investment activities in April 2016 through September 30, 2016, we have originated $775.5 million aggregate principal amount of investments and retained $665.5 million aggregate principal amount of these investments on our balance sheet prior to any subsequent exits or repayments. We seek to generate current income primarily in U.S. middle market companies through direct originations of senior secured loans or originations of unsecured loans, subordinated loans or mezzanine loans and, to a lesser extent, investments in equity-related securities including warrants, preferred stock and similar forms of senior equity.

We define “middle market companies” to generally mean companies with earnings before interest expense, income tax expense, depreciation and amortization, or “EBITDA,” between $10 million and $250 million annually and/or annual revenue of $50 million to $2.5 billion at the time of investment, although we may on occasion invest in smaller or larger companies if an opportunity presents itself.

As of September 30, 2016, our average investment size in each of our portfolio companies was approximately $42.7 million based on fair value.

The companies in which we invest use our capital to support their growth, acquisitions, market or product expansion, refinancings and/or recapitalizations. The debt in which we invest typically is not rated by any rating agency, but if these instruments were rated, they would likely receive a rating of below investment grade (that is, below BBB- or Baa3), which is often referred to as “junk”.

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

Revenues

We generate revenues primarily in the form of interest income from the investments we hold. In addition, we may generate income from dividends on either direct equity investments or equity interests obtained in connection with originating loans, such as options, warrants or conversion rights. Our debt investments typically have a term of three to ten years. As of September 30, 2016, 96.9% of our investments based on fair value bear interest at a floating rate, subject to interest rate floors. Interest on our debt investments is generally payable either monthly or quarterly.

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

Limited Availability of Capital for Middle-Market Companies. We believe that regulatory and structural changes in the market have reduced the amount of capital available to U.S. middle-market companies. In particular, we believe there are currently fewer providers of capital to middle market companies.  Traditional middle market lenders, such as commercial and regional banks and commercial finance companies, have contracted their origination and lending activities and are focusing on more liquid asset classes, or have exited the business altogether. We believe the Basel III accord, and implementing regulations by the Federal Reserve, the Office of the Comptroller of the Currency and the Federal Deposit Insurance Corporation will significantly increase capital and liquidity requirements for banks, decreasing their capacity to hold non-investment grade leveraged loans on their balance sheets. Coupled with new risk retention requirements for collateralized loan vehicles, we believe these developments reduce the capacity of traditional lenders to serve this market segment and, as a result, increase the cost of borrowing for U.S. middle market companies.

Capital markets have been unable to fill the void in U.S. middle market finance left by banks. While underwritten bond and syndicated loan markets have been robust in recent years, middle market companies are rarely able to access these markets as participants are generally highly focused on the liquidity characteristics of the bond or loan being issued. For example, mutual funds and ETFs are significant buyers of underwritten bonds. However, mutual funds and ETFs generally require the ability to liquidate their investments quickly in order to fund investor redemptions. Accordingly, the existence of an active secondary market for bonds is an important consideration in these entities’ initial investment decision. Because there is typically little or no active secondary market for the debt of U.S. middle market companies, mutual funds and ETFs generally do not provide debt capital to U.S. middle market companies. We believe this is likely to be a persistent problem and creates an advantage for those like us who have a more stable capital base and have the ability to invest in illiquid assets.

Robust Demand for Debt Capital. We believe U.S. middle market companies will continue to require access to debt capital to refinance existing debt, support growth and finance acquisitions. In addition, we believe the large amount of uninvested capital held by funds of private equity firms, estimated by Preqin Ltd., an alternative assets industry data and research company, to be $1.31 trillion as of December 2015, will continue to drive deal activity. We expect that private equity sponsors will continue to pursue acquisitions and leverage their equity investments with secured loans provided by companies such as us.

The Middle Market is a Large Addressable Market. According to GE Capital’s National Center for the Middle Market 4th Quarter 2015 Middle Market Indicator, there are approximately 200,000 U.S. middle market companies, which have approximately 48 million aggregate employees. Moreover, the U.S. middle market accounts for approximately $4.3 trillion of private sector gross domestic product, or GDP, which, measured on a global scale, would be the fifth largest global economy. GE defines U.S. middle market companies as those between $10 million and $1 billion in annual revenue, which the Company believes has significant overlap with its definition of U.S. middle market companies.

Attractive Investment Dynamics. An imbalance between the supply of, and demand for, middle market debt capital creates attractive pricing dynamics. We believe the directly negotiated nature of middle market financings also generally provides more favorable terms to the lender, including stronger covenant and reporting packages and better call protection. Additionally, we believe BDC managers’ expertise in credit selection and ability to manage through credit cycles has generally resulted in BDCs experiencing lower loss rates than U.S. commercial banks through credit cycles. Further, we believe that historical middle market default rates have been lower, and recovery rates have been higher, as compared to the larger market capitalization, broadly distributed market, leading to lower cumulative losses.

Conservative Capital Structures. Following the credit crisis, which we define broadly as occurring between mid-2007 and mid-2009, lenders have generally required borrowers to maintain more equity as a percentage of their total capitalization, specifically to protect lenders during economic downturns. With more conservative capital structures, U.S. middle market companies have exhibited higher levels of cash flows available to service their debt. In addition, U.S. middle market companies often are characterized by simpler capital structures than larger borrowers, which facilitates a streamlined underwriting process and, when applicable, restructuring process.

Attractive Opportunities in Investments in Loans. We intend to invest in senior secured or unsecured loans, subordinated loans or mezzanine loans and, to a lesser extent, equity-related securities. We believe that opportunities in senior secured loans are significant because of the floating rate structure of most senior secured debt issues and because of the strong defensive characteristics of these types of investments. Given the current low interest rate environment, we believe that debt issues with floating interest rates offer a superior return profile as compared with fixed-rate investments, since floating rate structures are generally less susceptible to declines in value experienced by fixed-rate securities in a rising interest rate environment. Senior secured debt also provides strong defensive characteristics. Senior secured debt has priority in payment among an issuer’s security holders whereby holders are due to receive payment before junior creditors and equityholders. Further, these investments are secured by the issuer’s assets, which may provide protection in the event of a default, if necessary.

Portfolio and Investment Activity

As of September 30, 2016, our weighted average total yield of debt and income producing securities at fair value was 9.3%, and our weighted average total yield of debt and income producing securities at amortized cost was 9.3%.

As of September 30, 2016 we had investments in 15 portfolio companies with an aggregate fair value of $640.6 million.

Our investment activity for the three months ended September 30, 2016 is presented below (information presented herein is at par value unless otherwise indicated).

($ in thousands, except as otherwise indicated)	Three Months Ended September 30, 2016
New investment commitments:
Gross originations	$468,500
Less: Sell downs	(25,000)
Total new investment commitments	$443,500
Principal amount of investments funded:
First-lien senior secured debt investments	$312,000
Second-lien senior secured debt investments	118,500
Total principal amount of investments funded	$430,500
Principal amount of investments sold or repaid:
First-lien senior secured debt investments	$—
Second-lien senior secured debt investments	—
Total principal amount of investments sold or repaid	$—
Number of new investment commitments	9
Average new investment commitment amount	$49,278
Weighted average maturity for new investment commitments (in years)	6.4
Percentage of new debt investment commitments at floating rates	95.4%
Percentage of new debt investment commitments at fixed rates	4.6%
Weighted average interest rate of new investment commitments	8.4%
Weighted average spread over LIBOR of new floating rate investment commitments	7.3%
Weighted average interest rate on investments sold or paid down	-%

As of September 30, 2016, our investments consisted of the following:

	September 30, 2016
($ in thousands)	Amortized Cost	Fair Value
First-lien senior secured debt investments	$342,334	$342,910
Second-lien senior secured debt investments	295,331	297,695
Total	$637,665	$640,605

The table below describes investments by industry composition based on fair value as of September 30, 2016:

September 30, 2016
Aerospace and defense	7.7%
Distribution	13.0%
Food and beverage	30.1%
Healthcare equipment and services	13.1%
Infrastructure and environmental services	11.0%
Leisure and entertainment	5.5%
Manufacturing	2.4%
Professional services	17.2%
Total	100.0%

The table below describes investments by geographic composition based on fair value as of September 30, 2016:

September 30, 2016
United States:
Midwest	35.7%
Northeast	23.2%
South	22.0%
West	14.8%
Canada	4.3%
Total	100.0%

The weighted average yields and interest rate of our debt investments at fair value as of September 30, 2016 were as follows:

September 30, 2016
Weighted average total yield of debt and income producing securities	9.3%
Weighted average interest rate of debt and income producing securities	8.7%
Weighted average spread over LIBOR of all floating rate investments	7.7%

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

Our Adviser rates the investments in our portfolio at least quarterly and it is possible that the rating of a portfolio investment may be reduced or increased over time. For investments rated 3, 4 or 5, our Adviser enhances its level of scrutiny over the monitoring of such portfolio company. The following table shows the composition of our portfolio on the 1 to 5 rating scale as of September 30, 2016.

September 30, 2016
Investment Rating	Investments at Fair Value ($ in thousands)	Percentage of Total Portfolio
1	$—	—%
2	640,605	100.0%
3	—	—%
4	—	—%
5	—	—%
Total	$640,605	100.0%

The following table shows the amortized cost of our performing and non-accrual investments as of September 30, 2016:

	September 30, 2016
($ in thousands)	Amortized Cost	Percentage
Performing	$637,665	100.0%
Non-accrual	—	-
Total	$637,665	100.0%

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

Results of Operations

The following table represents the operating results for the three and nine months ended September 30, 2016:

($ in millions)	Three Months Ended September 30, 2016	Nine months ended September 30, 2016
Total Investment Income	$10.7	$11.4
Less: Expenses	5.1	10.7
Net investment income before income taxes	5.6	0.7
Less: Income taxes, including excise taxes	—	—
Net Investment Income	5.6	0.7
Net change in unrealized gains	2.4	2.9
Net Increase in Net Assets Resulting from Operations	$8.0	$3.6

As we were in the development stage through March 31, 2016, we have no prior periods with which to compare our results of operations.

Investment Income

Investment income for the three and nine months ended September 30, 2016, were as follows:

($ in millions)	Three Months Ended September 30, 2016	Nine months ended September 30, 2016
Interest from investments	$10.7	$11.4
Other income	0.0	$0.0
Total investment income	$10.7	$11.4

As we were in the development stage through March 31, 2016, no revenues were earned during periods prior to April 1, 2016.

Expenses

Expenses for the three and nine months ended September 30, 2016 were as follows:

($ in millions)	Three Months Ended September 30, 2016	Nine months ended September 30, 2016
Initial organization	$—	$1.2
Interest expense	0.8	0.8
Management fees	2.5	4.7
Professional fees	0.9	2.1
Directors’ fees	0.1	0.2
Other general and administrative	0.8	1.7
Total expenses	$5.1	$10.7

Expenses for the three months ended September 30, 2016 were $5.2 million, which consisted of $0.8 million in interest expense, $2.5 million in management fees, $0.9 million in professional fees, $0.1 million in directors’ fees and $0.9 million in other general and administrative expenses.

Expenses for the nine months ended September 30, 2016 were $10.7 million, which consisted of $0.8 million in interest expense, $1.2 million of initial organization expenses for which we were required to reimburse the Adviser in accordance with the Administration Agreement, $4.7 million in management fees, $2.1 million in professional fees, $0.2 million in directors’ fees and $1.7 million in other general and administrative expenses.

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

For the three and nine months ended September 30, 2016, there was no expense for U.S. federal excise tax.

Net Unrealized Gains on Investments

We fair value our portfolio investments quarterly and any changes in fair value are recorded as unrealized gains or losses.  During the three and nine months ended September 30, 2016, net unrealized gains on our investment portfolio were comprised of the following:

($ in millions)	Three Months Ended September 30, 2016	Nine Months Ended September 30, 2016
Unrealized gain on investments	$2.4	$2.9
Net unrealized gains on investments	$2.4	$2.9

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

We may from time to time enter into additional debt facilities, increase the size of our existing Credit Facility or issue debt securities. Any such incurrence or issuance would be subject to prevailing market conditions, our liquidity requirements, contractual and regulatory restrictions and other factors. In accordance with the 1940 Act, with certain limited exceptions, we are only allowed to incur borrowings, issue debt securities or issue preferred stock, if immediately after the borrowing or issuance, the ratio of total assets (less total liabilities other than indebtedness) to total indebtedness plus preferred stock, is at least 200%. As of September 30, 2016, our asset coverage ratio was 220%. We carefully consider our unfunded commitments for the purpose of planning our ongoing financial leverage. Further, we maintain sufficient borrowing capacity within the 200% asset coverage limitation to cover any outstanding unfunded commitments we are required to fund.

Cash and cash equivalents as of September 30, 2016, taken together with our uncalled Capital Commitments of $1.7 billion, is expected to be sufficient for our investing activities and to conduct our operations in the near term. As of September 30, 2016, we had $111.0 million available under our Credit Facility.

As of September 30, 2016, we had $215.1 million in cash and cash equivalents. During the nine months ended September 30, 2016, we used $635.4 million in cash for operating activities, primarily as a result of funding portfolio investments of $746.2 million, partially offset by $108.7 million of sell downs, and other operating activity of $(1.5) million, which was partially offset by an increase in net assets of $3.6 million. Lastly, cash provided by financing activities was $850.5 million during the period, primarily due to proceeds from the issuance of common shares of $465.0 million and borrowing on our Credit Facility, net of debt issuance costs, of $385.7 million.

Equity

On March 1, 2016, we issued 100 common shares for $1,500 to the Adviser.

During the nine months ended September 30, 2016, we entered into subscription agreements (the “Subscription Agreements”) with several investors, including affiliates of our Adviser, providing for the private placement of our common shares.  Under the terms of the Subscription Agreements, investors are required to fund drawdowns to purchase our common shares up to the amount of their respective capital commitment on an as-needed basis each time we deliver a drawdown notice to our investors. As of September 30, 2016, we had received Capital Commitments totaling $2.2 billion, of which $112.4 million was from executives of our Adviser.

During the three months ended September 30, 2016, we received Capital Commitments totaling $1.2 billion.

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

On September 16, 2016, pursuant to the Subscription Agreements, we delivered a capital drawdown notice to our investors relating to the issuance of 2,751,029 common shares for an aggregate offering price of $40 million.  The shares were issued on September 29, 2016.

On November 8, 2016, our Board declared a dividend of $2.1 million for shareholders of record on November 15, 2016, payable on November 30, 2016.

Credit Facility

On August 1, 2016 (the “Closing Date”), we entered into a revolving credit facility (the “Credit Facility”) with Wells Fargo Bank, National Association (“Wells Fargo”), as administrative agent (the “Administrative Agent”), and Wells Fargo, State Street Bank and Trust Company and the banks and financial institutions from time to time party thereto, as lenders.

The Credit Facility permits us to borrow up to $250 million, subject to availability under the “Borrowing Base”. The Borrowing Base is calculated based on the unused Capital Commitments of the investors meeting various eligibility requirements above certain concentration limits based on investors’ credit ratings. The Credit Facility includes a provision permitting us to increase the size of the facility on or before the first anniversary of the Closing Date up to a maximum principal amount not exceeding $500 million, subject to customary conditions, and includes a further provision permitting us to increase the size of the facility under certain circumstances up to a maximum principal amount not exceeding $750 million, if the existing or new lenders agree to commit to such further increase. On September 14, 2016, in accordance with the Credit Agreement, we exercised our option to increase the size of the facility to a total of $300 million.  On September 26, 2016, in accordance with the Credit Agreement, we exercised our option to increase the size of the facility to a total of $500 million.

	September 30, 2016
($ in thousands)	Aggregate Principal Committed	Outstanding Principal	Amount Available(1)	Net Carrying Value(2)
Credit Facility	$500,000	$389,000	$111,000	$385,656
Total Debt	$500,000	$389,000	$111,000	$385,656

________________

(1) The amount available reflects any limitations related to the Credit Facility’s borrowing base.

(2) The carrying value of the Company’s Credit Facility is presented net of deferred financing costs of $3.3 million.

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

Off-Balance Sheet Arrangements

As of September 30, 2016, we had an outstanding commitment to fund a revolver loan totaling $13.0 million.

As of September 30, 2016, we had $2.2 billion in total Capital Commitments from investors ($1.7 billion unfunded), of which $112.4 million is from executives of the Adviser ($64.1 million unfunded).

From time to time, we may become a party to certain legal proceedings incidental to the normal course of its business. At September 30, 2016, management is not aware of any pending or threatened litigation.

Contractual Obligations

A summary of our contractual payment obligations under our Credit Facility as of September 30, 2016, is as follows:

	Payments Due by Period
($ in millions)	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
Credit Facility	$389.0	$—	$389.0	$—	$—
Total Contractual Obligations	$389.0	$—	$389.0	$—	$—

In addition to the contractual payment obligations in the table above, we also have a commitment to fund a revolver loan with an unfunded par balance of $13.0 million.

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

On November 8, 2016, our Board declared a dividend of $2.1 million for shareholders of record on November 15, 2016.  This dividend will be payable on November 30, 2016.

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

Income Taxes

We have elected to be treated as a BDC under the 1940 Act. We also intend to elect to be treated as a RIC under the Code for the taxable year ending December 31, 2016. So long as we maintain our tax treatment as a RIC, we generally will not pay corporate-level U.S. federal income taxes on any ordinary income or capital gains that we distribute at least annually to our stockholders as dividends. Rather, any tax liability related to income earned and distributed by us represents obligations of our investors and will not be reflected in our consolidated financial statements.

We evaluate tax positions taken or expected to be taken in the course of preparing our consolidated financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions not deemed to meet the “more-likely-than-not” threshold are reserved and recorded as a tax benefit or expense in the current year. All penalties and interest associated with income taxes are included in income tax expense. Conclusions regarding tax positions are subject to review and may be adjusted at a later date based on factors including, but not limited to, on-going analyses of tax laws, regulations and interpretations thereof.

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

As of September 30, 2016, 96.9% of the investments based on fair value in our portfolio were at floating rates.

Based on our consolidated balance sheet as of September 30, 2016, the following table shows the annualized impact on net income of hypothetical base rate changes in interest rates (considering interest rate floors and ceilings for floating rate instruments) assuming no changes in our investment and borrowing structure:

($ in thousands)	Interest Income	Interest Expense	Net Income
Up 300 basis points	$17,988	$11,670	$6,318
Up 200 basis points	11,667	7,780	3,887
Up 100 basis points	5,345	3,890	1,455
Down 25 basis points	-	(973)	973

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

(b)	Changes in Internal Controls Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

(a)	Exhibits

Exhibit Number	Description
3.1	Articles of Amendment and Restatement, dated March 1, 2016 (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form 10 filed on April 11, 2016).

3.2	Bylaws, dated January 11, 2016 (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form 10 filed on April 11, 2016).

10.1*	Investment Advisory Agreement between the Company and the Adviser, dated March 1, 2016.

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

10.7

Revolving Credit Agreement between the Company and Wells Fargo Bank, National Association and Wells Fargo Securities, LLC, dated August 1, 2016 (incorporated by reference to Exhibit 10.7 to the Company’s Form 10-Q filed on August 10, 2016).

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

Owl Rock Capital Corporation

Date: November 9, 2016	By:	/s/ Craig W. Packer
Craig W. Packer
Chief Executive Officer

Date: November 9, 2016	By:	/s/ Alan Kirshenbaum
Alan Kirshenbaum
Chief Financial Officer and Chief Operating Officer