Form 10-Q
period 2017-03-31
Owl Rock Capital Corp
filed 2017-05-10
CIK 1655888

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a small reporting company)	Small reporting company	☐

Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of May 9, 2017, the registrant had 52,704,150 shares of common stock, $0.01 par value per share, outstanding.

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

Although we believe that the assumptions on which these forward-looking statements are based are reasonable, any of those assumptions could prove to be inaccurate, and as a result, the forward-looking statements based on those assumptions also could be inaccurate. In light of these and other uncertainties, the inclusion of a projection or forward-looking statement in this report should not be regarded as a representation by us that our plans and objectives will be achieved. These forward-looking statements apply only as of the date of this report. Moreover, we assume no duty and do not undertake to update the forward-looking statements. Because we are an investment company, the forward-looking statements and projections contained in this report are excluded from the safe harbor protection provided by Section 21E of the U.S. Securities Exchange Act of 1934, as amended (the “1934 Act”).

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

Owl Rock Capital Corporation

Consolidated Statement of Assets and Liabilities

(Amounts in thousands, except share and per share amounts)

	March 31, 2017 (Unaudited)	December 31, 2016
Assets
Investments at fair value (amortized cost of $1,119,746 and $959,768, respectively)	$1,132,811	$967,399
Cash and cash equivalents	160,724	209,353
Interest receivable	5,013	3,349
Prepaid expenses and other assets	862	723
Total Assets	$1,299,410	$1,180,824
Liabilities
Debt (net of unamortized debt issuance costs of $7,551 and $3,094, respectively)	$596,949	$491,906
Management fees payable	5,011	4,565
Payables to affiliates	957	1,860
Accrued expenses and other liabilities	2,438	1,968
Total Liabilities	605,355	500,299
Commitments and contingencies (Note 7)
Net Assets
Common shares, $0.01 par value; 500,000,000 shares authorized; 46,103,491 and 45,833,313 shares issued and outstanding, respectively	461	458
Additional paid-in-capital	668,563	664,554
Accumulated undistributed net investment income	11,966	7,882
Net unrealized gains on investments	13,065	7,631
Total Net Assets	694,055	680,525
Total Liabilities and Net Assets	$1,299,410	$1,180,824
Net Asset Value Per Share	$15.05	$14.85

The accompanying notes are an integral part of these consolidated financial statements.

Owl Rock Capital Corporation

Consolidated Statements of Operations

(Amounts in thousands, except share and per share amounts)

(Unaudited)

	For the Three Months Ended March 31,
	2017	2016
Investment Income
Investment income from non-controlled, non-affiliated investments:
Interest income	$23,151	$—
Other income	162	—
Total investment income from non-controlled, non-affiliated investments	23,313	—
Total Investment Income	23,313	—
Expenses
Initial organization	—	1,224
Interest expense	3,029	—
Management fees	5,011	566
Professional fees	1,259	304
Directors’ fees	111	20
Other general and administrative	1,119	205
Total Expenses	10,529	2,319
Net Investment Income (Loss) Before Taxes	12,784	(2,319)
Excise tax expense	—	—
Net Investment Income (Loss) After Taxes	$12,784	$(2,319)
Unrealized Gains on Investments
Net unrealized gains:
Non-controlled, non-affiliated investments	5,434	—
Total Net Unrealized Gains	5,434	—
Net Increase (Decrease) in Net Assets Resulting from Operations	$18,218	$(2,319)
Earnings Per Share – Basic and Diluted	$0.40	$(21.55)
Weighted Average Shares Outstanding – Basic and Diluted	45,884,347	107,627

The accompanying notes are an integral part of these consolidated financial statements.

Owl Rock Capital Corporation

Consolidated Schedule of Investments

As of March 31, 2017

(Amounts in thousands, except share amounts)

(Unaudited)

			Maturity	Principal /	Amortized	Fair	Percentage
Company(1)(7)(12)(14)	Investment	Interest	Date	Par	Cost(2)	Value	of Net Assets
Debt Investments
Advertising and media
PAK Acquisition Corporation(3)(5)	First lien senior secured loan	L + 8.00%	6/30/2022	80,975	79,414	80,165	11.6%
Aerospace and defense
Vencore, Inc.(3)(5)	Second lien senior secured loan	L + 8.75%	5/23/2020	50,000	49,170	50,000	7.2%
Business services
Access Information(3)(5)(13)	First lien senior secured loan	L + 5.00%	10/17/2021	39,898	39,522	39,978	5.8%
Access Information(3)(5)	Second lien senior secured loan	L + 8.75%	10/17/2022	20,000	19,177	19,180	2.8%
Vestcom Parent Holdings, Inc.(3)(4)	Second lien senior secured loan	L + 8.50%	6/19/2024	65,000	64,051	64,350	9.3%
				124,898	122,750	123,508	17.9%
Distribution
ABB/Con-cise Optical Group LLC(3)(5)	Second lien senior secured loan	L + 9.00%	6/17/2024	25,000	24,298	24,750	3.6%
JM Swank, LLC(3)(5)	First lien senior secured loan	L + 7.50%	7/25/2022	74,575	73,217	75,321	10.9%
Medical Specialties Distributors, LLC(3)(5)	First lien senior secured loan	L + 5.75%	12/6/2022	79,800	79,037	79,401	11.4%
QC Supply, LLC(3)(4)	First lien senior secured loan	L + 6.00%	12/29/2022	26,434	25,802	26,037	3.8%
QC Supply, LLC(3)(9)(10)(11)	First lien senior secured delayed draw term loan	L + 6.00%	12/29/2018	-	(198)	(41)	-%
QC Supply, LLC(3)(4)(9)	First lien senior secured revolving loan	L + 6.00%	12/29/2021	1,159	1,041	1,085	0.2%
				206,968	203,197	206,553	29.9%
Energy equipment and services
Keane Group Holdings, LLC(3)(4)(8)	First lien senior secured loan	L + 7.25%	8/18/2022	100,000	98,257	98,250	14.2%
Food and beverage
Candy Intermediate Holding, Inc.(3)(5)	Second lien senior secured loan	L + 9.00%	12/15/2023	75,000	74,303	73,500	10.6%
Give & Go Prepared Foods Corp.(3)(5)(8)(13)	First lien senior secured loan	L + 5.50%	7/29/2023	5,985	5,985	6,045	0.9%
GG Foods Acquisition Corporation(3)(5)(8)	Second lien senior secured loan	L + 9.75%	1/29/2024	28,500	27,830	28,358	4.1%
Recipe Acquisition Corp.(3)(5)	Second lien senior secured loan	L + 9.00%	12/1/2022	32,000	31,427	32,000	4.6%
Tall Tree Foods, Inc.(3)(4)	First lien senior secured loan	L + 6.75%	8/12/2022	59,350	58,535	58,460	8.4%
				200,835	198,080	198,363	28.6%
Healthcare and pharmaceuticals
Osmotica Pharmaceutical Corp.(3)(4)	First lien senior secured loan	L + 5.00%	2/3/2022	49,367	48,925	49,614	7.1%
Healthcare equipment and services
Beaver-Visitec International Holdings, Inc.(3)(5)	Second lien senior secured loan	L + 9.00%	8/19/2024	35,000	34,336	34,825	5.0%
Infrastructure and environmental services
FR Arsenal Holdings II Corp.(3)(5)	First lien senior secured loan	L + 7.25%	9/8/2022	64,675	63,477	64,998	9.3%
Insurance
CD&R TZ Purchaser, Inc.(3)(5)	First lien senior secured loan	L + 6.00%	7/21/2023	34,825	32,880	34,476	4.9%

Internet software and services
Infoblox Inc.(3)(4)	Second lien senior secured loan	L + 8.75%	11/7/2024	30,000	29,431	30,000	4.3%
Leisure and entertainment
UFC Holdings, LLC(3)(4)(13)	Second lien senior secured loan	L + 7.50%	8/18/2024	35,000	34,682	35,612	5.1%
Manufacturing
Blount International, Inc.(3)(4)	First lien senior secured loan	L + 6.25%	4/12/2023	14,925	14,523	14,925	2.1%
Professional services
Allied Universal Holdco LLC	Second lien senior secured notes	11.00%	7/28/2023	20,000	19,626	19,600	2.8%
Pomeroy Group LLC(3)(6)	First lien senior secured loan	L + 6.00%	11/30/2021	59,548	57,420	58,357	8.4%
				79,548	77,046	77,957	11.2%
Specialty retail
Saje Natural Business, Inc.(7)(8)	Second lien senior secured loan	12.00% PIK	4/21/2022	34,250	33,578	33,565	4.8%
Total Debt Investments				1,141,266	1,119,746	1,132,811	163.2%
Total Investments				$1,141,266	$1,119,746	$1,132,811	163.2%

________________

(1)	Certain portfolio company investments are subject to contractual restrictions on sales.
(2)	The amortized cost represents the original cost adjusted for the amortization of discounts and premiums, as applicable, on debt investments using the effective interest method.
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

(4)	The interest rate on these loans is subject to the greater of a LIBOR floor or 1 month LIBOR, which as of March 31, 2017 was 0.98%.
(5)	The interest rate on these loans is subject to the greater of a LIBOR floor or 3 month LIBOR, which as of March 31, 2017 was 1.15%.
(6)	The interest rate on these loans is subject to the greater of a LIBOR floor or 1 year LIBOR, which as of March 31, 2017 was 1.80%.
(7)

Unless otherwise indicated, all investments are non-controlled, non-affiliated investments.  Non-controlled, non-affiliated investments are defined as investments in which the Company owns less than 5% of the portfolio company’s outstanding voting securities and does not have the power to exercise control over the management or policies of such portfolio company.

(8)

This portfolio company is not a qualifying asset under Section 55(a) of the 1940 Act. Under the 1940 Act, the Company may not acquire any non-qualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of total assets.

(9)	Position or portion thereof is an unfunded loan commitment. See Note 7 “Commitments and Contingencies”.
(10)

The negative cost is the result of the capitalized discount being greater than the principal amount outstanding on the loan. The negative fair value is the result of the capitalized discount on the loan.

(11)	The date disclosed represents the commitment period of the unfunded term loan. Upon expiration of the commitment period, the funded portion of the term loan may be subject to a longer maturity date.
(12)	Unless otherwise indicated, all investments are considered Level 3 investments.
(13)	Level 2 investment.
(14)	Unless otherwise indicated, the Company’s portfolio companies are pledged as collateral supporting the amounts outstanding under the Revolving Credit Facility. See Note 6 “Debt”.

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

Owl Rock Capital Corporation

Consolidated Statements of Changes in Net Assets

(Amounts in thousands)

(Unaudited)

	For the Three Months Ended March 31,
	2017	2016
Increase (Decrease) in Net Assets Resulting from Operations
Net investment income (loss)	$12,784	$(2,319)
Net unrealized gains on investments	5,434	—
Net Increase (Decrease) in Net Assets Resulting from Operations	18,218	(2,319)
Increase in Net Assets Resulting from Capital Share Transactions
Issuance of common shares	—	50,001
Distributions declared from net investment income	(8,700)	—
Reinvestment of distributions	4,012	—
Increase in Net Assets Resulting from Capital Share Transactions	(4,688)	50,001
Total Increase in Net Assets	13,530	47,682
Net Assets, Beginning of Period	680,525	—
Net Assets, End of Period	$694,055	$47,682
Undistributed Net Investment Income (Loss) Included in Net Assets at the End of the Period	11,966	(2,319)

The accompanying notes are an integral part of these consolidated financial statements.

Owl Rock Capital Corporation

Consolidated Statements of Cash Flows

(Amounts in thousands)

(Unaudited)

	For the Three Months Ended March 31,
	2017	2016
Cash Flows from Operating Activities
Net Increase (Decrease) in Net Assets Resulting from Operations	$18,218	$(2,319)
Adjustments to reconcile net increase in net assets resulting from operations to net cash used in operating activities:
Net change in unrealized gains on investments	(5,434)	—
Net amortization of discount on investments	(1,121)	—
Amortization of debt issuance costs	518	—
Amortization of offering costs	235	—
Purchases of investments, net	(245,733)	—
Proceeds from investments, net	86,888	—
Changes in operating assets and liabilities:
Interest receivable	(1,664)	—
Prepaid expenses and other assets	(139)	(764)
Management fees payable to affiliate	446	566
Payables to affiliate	(903)	1,063
Accrued expenses and other liabilities	470	1,454
Net cash used in operating activities	(148,219)	—
Cash Flows from Financing Activities
Borrowings on Credit Facility	445,000	—
Payments on Credit Facility	(335,500)	—
Debt issuance costs	(5,022)	—
Proceeds from issuance of common shares	—	49,717
Offering costs	(200)	—
Distributions paid to shareholders	(4,688)	—
Net cash provided by financing activities	99,590	49,717
Net increase in cash and cash equivalents	(48,629)	49,717
Cash and cash equivalents, beginning of period	209,353	—
Cash and cash equivalents, end of period	$160,724	$49,717

Supplemental Information
Interest paid during the period	$2,036	$—
Distributions declared during the period	$8,700	$—
Reinvestment of distributions during the period	$4,012	$—
Subscriptions receivable	$—	$284

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

Owl Rock Capital Advisors, LLC (the “Adviser”) serves as the Company’s investment adviser. The Adviser is registered with the Securities and Exchange Commission (“SEC”) as an investment adviser under the Investment Advisers Act of 1940 (the “Advisers Act”). Subject to the overall supervision of the Company’s Board of Directors (the “Board”), the Adviser manages the day-to-day operations of, and provides investment advisory and management services to the Company.

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

Investments at Fair Value

Investment transactions are recorded on the trade date. Realized gains or losses are measured by the difference between the net proceeds received and the amortized cost basis of the investment using the specific identification method without regard to unrealized

Owl Rock Capital Corporation

Notes to Consolidated Financial Statements (Unaudited) - Continued

gains or losses previously recognized, and include investments charged off during the period, net of recoveries. The net change in unrealized gains or losses primarily reflects the change in investment values, including the reversal of previously recorded unrealized gains or losses with respect to investments realized during the period.

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

Owl Rock Capital Corporation

Notes to Consolidated Financial Statements (Unaudited) - Continued

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

Other Income

From time to time, the Company may receive fees for services provided to portfolio companies. These fees are generally only available to the Company as a result of closing investments, are normally paid at the closing of the investments, are generally non-recurring and are recognized as revenue when earned upon closing of the investment. The services that the Adviser provides vary by investment, but can include closing, work, diligence or other similar fees and fees for providing managerial assistance to our portfolio companies.

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

Owl Rock Capital Corporation

Notes to Consolidated Financial Statements (Unaudited) - Continued

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

To qualify as a RIC, the Company must, among other things, meet certain source-of-income and asset diversification requirements. In addition, to qualify for RIC tax treatment, the Company must distribute to its stockholders, for each taxable year, at least 90% of its “investment company taxable income” for that year, which is generally its ordinary income plus the excess of its realized net short-term capital gains over its realized net long-term capital losses. In order for the Company not to be subject to U.S. federal excise taxes, it must distribute annually an amount at least equal to the sum of (i) 98% of its net ordinary income (taking into account certain deferrals and elections) for the calendar year, (ii) 98.2% of its capital gains in excess of capital losses for the one-year period ending on October 31 of the calendar year and (iii) any net ordinary income and capital gains in excess of capital losses for preceding years that were not distributed during such years. The Company, at its discretion, may carry forward taxable income in excess of calendar year dividends and pay a 4% nondeductible U.S. federal excise tax on this income.

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

Owl Rock Capital Corporation

Notes to Consolidated Financial Statements (Unaudited) - Continued

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

Note 3. Agreements and Related Party Transactions

Administration Agreement

On March 1, 2016, the Company entered into an Administration Agreement (the “Administration Agreement”) with the Adviser. Under the terms of the Administration Agreement, the Adviser performs, or oversee the performance of, required administrative services, which includes providing office space, equipment and office services, maintaining financial records, preparing reports to shareholders and reports filed with the SEC, and managing the payment of expenses and the performance of administrative and professional services rendered by others.

The Administration Agreement also provides that the Company reimburses the Adviser for certain organization costs incurred prior to the commencement of the Company’s operations, and for certain offering costs.

The Company reimburses the Adviser for services performed for it pursuant to the terms of the Administration Agreement. In addition, pursuant to the terms of the Administration Agreement, the Adviser may delegate its obligations under the Administration Agreement to an affiliate or to a third party and the Company will reimburse the Adviser for any services performed for it by such affiliate or third party.

For the three months ended March 31, 2017 and 2016, the Company incurred expenses of approximately $0.9 million and $0.6 million, respectively, for costs and expenses reimbursable to the Adviser under the terms of the Administration Agreement.

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

No person who is an officer, director, or employee of the Adviser or its affiliates and who serves as a director of the Company receives any compensation from the Company for his or her services as a director. However, the Company reimburses the Adviser (or its affiliates) for an allocable portion of the compensation paid by the Adviser or its affiliates to the Company’s Chief Compliance Officer, Chief Financial Officer and their respective staffs (based on the percentage of time those individuals devote, on an estimated basis, to the business and affairs of the Company). Directors who are not affiliated with the Adviser receive compensation for their services and reimbursement of expenses incurred to attend meetings.

Investment Advisory Agreement

On March 1, 2016, the Company entered into an Investment Advisory Agreement (the “Investment Advisory Agreement”) with the Adviser. Under the terms of the Investment Advisory Agreement, the Adviser is responsible for managing the Company’s business and activities, including sourcing investment opportunities, conducting research, performing diligence on potential investments, structuring its investments, and monitoring its portfolio companies on an ongoing basis through a team of investment professionals.

The Adviser’s services under the Investment Advisory Agreement are not exclusive, and it is free to furnish similar services to other entities so long as its services to the Company are not impaired.

Owl Rock Capital Corporation

Notes to Consolidated Financial Statements (Unaudited) - Continued

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

For the three months ended March 31, 2017 and 2016, management fees were $5.0 million and $0.6 million, respectively.

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

There was no incentive fee for the three months ended March 31, 2017 and 2016.

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

Owl Rock Capital Corporation

Notes to Consolidated Financial Statements (Unaudited) - Continued

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

Investments at fair value consisted of the following as of March 31, 2017 and December 31, 2016:

	March 31, 2017		December 31, 2016
($ in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
First-lien senior secured debt investments	$677,837	$687,071	$570,806	$574,776
Second-lien senior secured debt investments	441,909	445,740	388,962	392,623
Total Investments	$1,119,746	$1,132,811	$959,768	$967,399

The industry composition of investments based on fair value as of March 31, 2017 and December 31, 2016 was as follows:

	March 31, 2017	December 31, 2016
Advertising and media	7.1%	8.3%
Aerospace and defense	4.4	5.1
Business services	10.9	6.6
Distribution	18.2	22.2
Energy equipment and services	8.7	—
Food and beverage	17.5	20.1
Healthcare and pharmaceuticals	4.4	5.1
Healthcare equipment and services	3.1	6.2
Infrastructure and environmental services	5.7	6.6
Insurance	3.0	3.6
Internet software and services	2.6	3.0
Leisure and entertainment	3.1	3.7
Manufacturing	1.4	1.6
Professional services	6.9	7.9
Specialty retail	3.0	—
Total	100.0%	100.0%

The geographic composition of investments based on fair value as of March 31, 2017 and December 31, 2016 was as follows:

	March 31, 2017	December 31, 2016
United States:
Midwest	21.3%	25.8%
Northeast	24.7	28.8
South	33.9	29.6
West	14.1	12.9
Canada	6.0	2.9
Total	100.0%	100.0%

Owl Rock Capital Corporation

Notes to Consolidated Financial Statements (Unaudited) - Continued

Note 5. Fair Value of Investments

Investments

The following tables presents the fair value hierarchy of investments as of March 31, 2017 and December 31, 2016:

	Fair Value Hierarchy as of March 31, 2017
($ in thousands)	Level 1	Level 2	Level 3	Total
First-lien senior secured debt investments	$—	$46,023	$641,048	$687,071
Second-lien senior secured debt investments	—	35,612	410,128	445,740
Total Investments at fair value	$—	$81,635	$1,051,176	$1,132,811

	Fair Value Hierarchy as of December 31, 2016
($ in thousands)	Level 1	Level 2	Level 3	Total
First-lien senior secured debt investments	$—	$—	$574,776	$574,776
Second-lien senior secured debt investments	—	35,393	357,230	392,623
Total Investments at fair value	$—	$35,393	$932,006	$967,399

The following table presents changes in the fair value of investments for which Level 3 inputs were used to determine the fair value as of and for the three months ended March 31, 2017 :

	As of and for the Three Months Ended March 31, 2017
($ in thousands)	First-lien debt investments	Second-lien debt investments	Total
Fair value, beginning of period	$574,776	$357,230	$932,006
Purchases of investments, net	147,371	52,740	200,111
Proceeds from investments, net	(86,758)	-	(86,758)
Net change in unrealized gain	4,750	(42)	4,708
Net amortization of discount on investments	909	200	1,109
Transfers into (out of) Level 3(1)	—	—	—
Fair value, end of period	$641,048	$410,128	$1,051,176

________________

(1)	Transfers between levels, if any, are recognized at the beginning of the quarter in which the transfers occur.

The following table presents information with respect to net change in unrealized gains on investments for which Level 3 inputs were used in determining the fair value that are still held by the Company at March 31, 2017:

($ in thousands)	Net change in unrealized gain for the Three Months Ended March 31, 2017 on Investments Held at March 31, 2017
First-lien senior secured debt investments	$4,976
Second-lien senior secured debt investments	(42)
Total Investments	$4,934

There were no investments held as of March 31, 2016.

The following tables present quantitative information about the significant unobservable inputs of the Company’s Level 3 investments as of March 31, 2017 and December 31, 2016. The tables are not intended to be all-inclusive but instead captures the significant unobservable inputs relevant to the Company’s determination of fair value.

Owl Rock Capital Corporation

Notes to Consolidated Financial Statements (Unaudited) - Continued

	As of March 31, 2017
($ in thousands)	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)	Impact to Valuation from an Increase in Input
First-lien senior secured debt investments	$98,250	Recent Transaction	Transaction Price	98.3	Increase
	542,798	Yield Analysis	Market Yield	6.8%-10.9% (10.8%)	Decrease
Second-lien senior secured debt investments	$52,745	Recent Transaction	Transaction Price	95.9-98.0 (97.2)	Increase
	357,383	Yield Analysis	Market Yield	10.9%-13.4% (12.9%)	Decrease

	As of December 31, 2016
($ in thousands)	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)	Impact to Valuation from an Increase in Input
First-lien senior secured debt investments(1)	$298,954	Recent Transaction	Transaction Price	97.5-99.0 (98.4)	Increase
	260,785	Yield Analysis	Market Yield	7.1%-9.9 (9.1%)	Decrease
Second-lien senior secured debt investments	$93,425	Recent Transaction	Transaction Price	98.0-98.5 (98.3)	Increase
	263,805	Yield Analysis	Market Yield	10.8%-12.9% (11.4%)	Decrease

________________

(1)	Excludes an investment at fair value amounting to $15,037, which the Company valued using indicative bid prices obtained from broker dealers.

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

Financial Instruments Not Carried at Fair Value

The fair value of the Company’s credit facilities, which are categorized as Level 3 within the fair value hierarchy as of March 31, 2017 and December 31, 2016, approximates their carrying value.

Owl Rock Capital Corporation

Notes to Consolidated Financial Statements (Unaudited) - Continued

The carrying amounts of the Company’s assets and liabilities, other than investments at fair value, approximate fair value due to their short maturities or their close proximity of the originations to the measurement date.

Note 6. Debt

In accordance with the 1940 Act, with certain limitations, the Company is allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 200% after such borrowing. As of March 31, 2017 and December 31, 2016, the Company’s asset coverage was 215% and 237%, respectively.

Debt obligations consisted of the following as of March 31, 2017 and December 31, 2016:

	March 31, 2017
($ in thousands)	Aggregate Principal Committed	Outstanding Principal	Amount Available(1)	Net Carrying Value(2)
Subscription Credit Facility	$700,000	$554,500	$145,500	$550,746
Revolving Credit Facility	400,000	50,000	350,000	46,203
Total Debt	$1,100,000	$604,500	$495,500	$596,949

________________

(1)	The amount available reflects any limitations related to each credit facility’s borrowing base.
(2)	The carrying value of the Company’s Subscription Credit Facility and Revolving Credit Facility are presented net of deferred financing costs of $3.8 million and $3.8 million, respectively.

	December 31, 2016
($ in thousands)	Aggregate Principal Committed	Outstanding Principal	Amount Available(1)	Net Carrying Value(2)
Subscription Credit Facility	$500,000	$495,000	$5,000	$491,906
Total Debt	$500,000	$495,000	$5,000	$491,906

________________

(1)	The amount available reflects any limitations related to the credit facility’s borrowing base.
(2)	The carrying value of the Company’s Subscription Credit Facility is presented net of deferred financing costs of $3.1 million.

For the three months ended March 31, 2017, the components of interest expense were as follows:

Three Months Ended
($ in thousands)	March 31, 2017
Interest expense	$2,511
Amortization of debt issuance costs	518
Total Interest Expense	$3,029
Average interest rate	2.44%
Average daily borrowings	341,761

The Company entered into credit facilities subsequent to the three months ended March 31, 2016, and therefore there was no interest expense for the three months ended March 31, 2016.

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

Owl Rock Capital Corporation

Notes to Consolidated Financial Statements (Unaudited) - Continued

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

On September 14, 2016, the Company exercised its option to increase the size of the facility to a total of $300 million.  On September 26, 2016, the Company exercised its option to increase the size of the facility to a total of $500 million. On January 4, 2017, the Company increased the size of the facility to a total of $575 million. On March 13, 2017, the Company increased the size of the facility to a total of $700 million.

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

Owl Rock Capital Corporation

Notes to Consolidated Financial Statements (Unaudited) - Continued

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

The Company may borrow amounts in U.S. dollars or certain other permitted currencies. Amounts drawn under the Revolving Credit Facility will bear interest at either LIBOR plus 2.25%, or the prime rate plus 1.25%. The Company may elect either the LIBOR or prime rate at the time of drawdown, and loans may be converted from one rate to another at any time at the Company’s option, subject to certain conditions. The Company also pays a fee of 0.375% on undrawn amounts under the Revolving Credit Facility.

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

Note 7. Commitments and Contingencies

Portfolio Company Commitments

From time to time, the Company may enter into commitments to fund investments. As of March 31, 2017 and December 31, 2016, the Company had outstanding commitments to fund a revolver and delayed draw term loan totaling $20.4 million and $20.4 million, respectively.

Other Commitments and Contingencies

As of March 31, 2017, the Company had $2.5 billion in total Capital Commitments from investors ($1.8 billion unfunded), of which $112.4 million is from executives of the Adviser ($63.8 million unfunded). Subsequent to March 31, 2017, the Company entered into $261.0 million of Subscription Agreements with investors providing for the private placement of the Company’s common shares, which increased total Capital Commitments from investors to $2.7 billion ($2.0 billion unfunded).

As of December 31, 2016, the Company had $2.3 billion in total Capital Commitments from investors ($1.6 billion unfunded), of which $112.4 million is from executives of the Adviser ($63.8 million unfunded).

From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of its business. At March 31, 2017, management is not aware of any pending or threatened litigation.

Note 8. Net Assets

Subscriptions and Drawdowns

In connection with its formation, the Company has the authority to issue 500,000,000 common shares at $0.01 per share par value.

On March 1, 2016, the Company issued 100 common shares for $1,500 to the Adviser.

The Company has entered into subscription agreements (the “Subscription Agreements”) with investors providing for the private placement of the Company’s common shares. Under the terms of the Subscription Agreements, investors are required to fund drawdowns to purchase the Company’s common shares up to the amount of their respective Capital Commitment on an as-needed basis each time the Company delivers a drawdown notice to its investors.

During the three months ended March 31, 2017, the Company did not deliver any capital call notices to investors. On April 14, 2017, the Company delivered a capital drawdown notice to its investors relating to the sale of approximately 6,600,659 shares of the Company’s common stock, par value $0.01 per share, for an aggregate offering price of $100 million.

During the three months ended March 31, 2016, the Company delivered the following capital call notices to its investors:

Owl Rock Capital Corporation

Notes to Consolidated Financial Statements (Unaudited) - Continued

Capital Drawdown Notice Date	Common Share Issuance Date	Number of Common Shares Issued	Aggregate Offering Price ($ in millions)
March 17, 2016	March 30, 2016	3,333,344	$50.0
March 30, 2016	April 12, 2016	17,214	0.3
Total		3,350,558	$50.3

Distributions

The following table reflects the distributions declared on shares of the Company’s common stock during three months ended March 31, 2017:

Date Declared	Record Date	Payment Date	Distribution per Share
March 7, 2017	March 7, 2017	March 15, 2017	$0.19

The distributions declared during the three months ended March 31, 2017 were derived from net investment income, determined on a tax basis.

On May 9, 2017, the Board of Directors declared a distribution of $12.8 million for shareholders of record on May 9, 2017, payable on May 15, 2017.

The Board of Directors did not declare a distribution for the three months ended March 31, 2016.

Dividend Reinvestment

With respect to distributions, the Company has adopted an “opt out” dividend reinvestment plan for common shareholders. As a result, in the event of a declared distribution, each shareholder that has not “opted out” of the dividend reinvestment plan will have their dividends or distributions automatically reinvested in additional shares of our common stock rather than receiving cash distributions. Shareholders who receive distributions in the form of shares of common stock will be subject to the same U.S. federal, state and local tax consequences as if they received cash distributions.

The following table reflects the common stock issued pursuant to the dividend reinvestment plan during the three months ended March 31, 2017:

Date Declared	Record Date	Payment Date	Shares
March 7, 2017	March 7, 2017	March 15, 2017	270,178

Repurchase Offers

The Company offered to repurchase up to $50 million of issued and outstanding shares of common stock at a purchase price of $15.09 per share. The offer to repurchase commenced on March 15, 2017 and expired on April 11, 2017. No shares were repurchased in connection with the tender offer.

Note 9. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per common share:

	For the Three Months Ended March 31,
($ in thousands)	2017	2016
Increase (decrease) in net assets resulting from operations	$18,218	$(2,319)
Weighted average shares of common stock outstanding—basic and diluted	45,884,347	107,627
Earnings per common share-basic and diluted	$0.40	$(21.55)

Owl Rock Capital Corporation

Notes to Consolidated Financial Statements (Unaudited) - Continued

Note 10. Financial Highlights

The following are the financial highlights for a common share outstanding during the three months ended March 31, 2017 and 2016:

	For the Three Months Ended March 31,
(amounts in thousands, except share and per share data)	2017	2016
Per Share Data
Net asset value, beginning of period	14.85	$—
Net investment income (loss)(1)	0.28	(0.70)
Net unrealized gains	0.11	—
Total from operations	0.39	(0.70)
Issuance of common shares	—	15.00
Distributions declared from net investment income(2)	(0.19)	—
Total increase in net assets	0.20	14.30
Net asset value, end of period	$15.05	$14.30
Shares outstanding, end of period	46,103,491	3,333,444
Total Return(3)	2.7%	N/M
Ratios / Supplemental Data
Ratio of total expenses to average net assets(4)	6.3%	9.7%
Ratio of net investment income (loss) to average net assets(4)	7.6%	(9.7)%
Net assets, end of period	$694,055	$47,682
Weighted-average shares outstanding	45,884,347	107,627
Total capital commitments, end of period	$2,475,262	$973,250
Ratios of total contributed capital to total committed capital, end of period	26.9%	5.1%
Portfolio turnover rate	4.8%	—%
Year of formation	2015	2015

________________

(1)	The per share data was derived by using the weighted average shares outstanding during the period.
(2)	The per share data was derived using actual shares outstanding at the date of the relevant transaction.
(3)

Total return is calculated as the change in net asset value (“NAV”) per share during the period, plus distributions per share (if any), divided by the beginning NAV per share.  Total return is not annualized.

(4)	The ratios reflect an annualized amount, except in the case of non-recurring expenses (e.g. initial organization expense).

N/MNot meaningful.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The information contained in this section should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this report. This discussion contains forward-looking statements, which relate to future events or the future performance or financial condition of Owl Rock Capital Corporation and involves numerous risks and uncertainties. This discussion also should be read in conjunction with the “Cautionary Statement Regarding Forward Looking Statements” set forth on page 1 of this Quarterly Report on Form 10-Q. Actual results could differ materially from those implied or expressed in any forward-looking statements.

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

Placement activities will be conducted by our officers and the Adviser. In addition, we have entered and may, from time to time, enter into agreements with placement agents or broker-dealers to solicit Capital Commitments. Fees paid pursuant to these agreements will be paid by our Adviser.

The Adviser also serves as investment adviser to Owl Rock Capital Corporation II. Owl Rock Capital Corporation II is a corporation formed under the laws of the State of Maryland that, like us, has elected to be treated as a business development company (“BDC”) under the Investment Company Act of 1940 (the “1940 Act”). Owl Rock Capital Corporation II’s investment objective is similar to ours, which is to generate current income, and to a lesser extent, capital appreciation by targeting investment opportunities with favorable risk-adjusted returns. On April 4, 2017, Owl Rock Capital Corporation II met its minimum offering requirement of $2.5 million and issued 277,778 shares of common stock.

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

Our Investment Framework

We are a Maryland corporation organized primarily to originate and make loans to, and make debt and equity investments in, U.S. middle market companies. Our investment objective is to generate current income, and to a lesser extent, capital appreciation by targeting investment opportunities with favorable risk-adjusted returns. Since we began our investment activities in April 2016 through March 31, 2017, we have originated $1.4 billion aggregate principal amount of investments and retained $1.2 billion aggregate principal amount of these investments on our balance sheet prior to any subsequent exits or repayments. We seek to generate current income primarily in U.S. middle market companies through direct originations of senior secured loans or originations of unsecured loans, subordinated loans or mezzanine loans and, to a lesser extent, investments in equity-related securities including warrants, preferred stock and similar forms of senior equity.

We define “middle market companies” generally to mean companies with earnings before interest expense, income tax expense, depreciation and amortization, or “EBITDA,” between $10 million and $250 million annually and/or annual revenue of $50 million to $2.5 billion at the time of investment, although we may on occasion invest in smaller or larger companies if an opportunity presents itself.

As of March 31, 2017, our average investment size in each of our portfolio companies was approximately $49.3 million based on fair value. As of March 31, 2017, our portfolio companies had weighted average annual revenue of $532 million and weighted average annual EBITDA of $78 million.

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

In addition, as part of our risk strategy on investments, we may reduce the levels of certain investments through partial sales or syndication to additional lenders.

Revenues

We generate revenues primarily in the form of interest income from the investments we hold. In addition, we may generate income from dividends on either direct equity investments or equity interests obtained in connection with originating loans, such as options, warrants or conversion rights. Our debt investments typically have a term of three to ten years. As of March 31, 2017, 95.3% of our investments based on fair value bear interest at a floating rate, subject to interest rate floors. Interest on our debt investments is generally payable either monthly or quarterly.

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

Our portfolio activity also reflects the proceeds from sales of investments. We recognize realized gains or losses on investments based on the difference between the net proceeds from the disposition and the amortized cost basis of the investment without regard to unrealized gains or losses previously recognized. We record current period changes in fair value of investments that are measured at fair value as a component of the net change in unrealized gains (losses) on investments in the consolidated statement of operations.

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

Limited Availability of Capital for Middle Market Companies. We believe that regulatory and structural changes in the market have reduced the amount of capital available to U.S. middle-market companies. In particular, we believe there are currently fewer traditional providers of capital to middle market companies. Traditional middle market lenders, such as commercial and regional banks and commercial finance companies, have contracted their origination and lending activities and are focusing on more liquid asset classes, or have exited the business altogether. We believe the Basel III accord, and implemented regulations by the Federal Reserve, the Office of the Comptroller of the Currency and the Federal Deposit Insurance Corporation have significantly increased capital and liquidity requirements for banks, decreasing their capacity to hold non-investment grade leveraged loans on their balance sheets. Coupled with new risk retention requirements for collateralized loan vehicles, we believe these developments reduce the capacity of traditional lenders to serve this market segment and, as a result, have restricted the access to capital and increased the cost of borrowing for U.S. middle market companies.

Capital Markets Have Been Unable to Fill the Void in U.S. Middle Market Finance Left by Banks. While underwritten bond and syndicated loan markets have been robust in recent years, middle market companies are less able to access these markets for reasons including the following:

High Yield Market – Middle market companies generally are not issuing debt in an amount large enough to be an attractively sized bond. High yield bonds are generally purchased by institutional investors who, among other things, are highly focused on the liquidity characteristics of the bond being issued. For example, mutual funds and exchange traded funds (“ETFs”) are significant buyers of underwritten bonds. However, mutual funds and ETFs generally require the ability to liquidate their investments quickly in order to fund investor redemptions and/or comply with regulatory requirements. Accordingly, the existence of an active secondary market for bonds is an important consideration in these entities’ initial investment decision. Because there is typically little or no active secondary market for the debt of U.S. middle market companies, mutual funds and ETFs generally do not provide debt capital to U.S. middle market companies. We believe this is likely to be a persistent problem and creates an advantage for those like us who have a more stable capital base and have the ability to invest in illiquid assets.

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

Portfolio and Investment Activity

As of March 31, 2017, based on fair value, our portfolio consisted of 60.7% first lien debt investments and 39.3% second lien debt investments.

As of March 31, 2017, our weighted average total yield of debt and income producing securities at fair value was 9.0%, and our weighted average total yield of debt and income producing securities at amortized cost was 9.1%.

As of March 31, 2017 we had investments in 23 portfolio companies with an aggregate fair value of $1.1 billion.

Our investment activity for the three months ended March 31, 2017 is presented below (information presented herein is at par value unless otherwise indicated). The Company began investment activities in April 2016; therefore, there was no investment activity for the three months ended March 31, 2016.

($ in thousands, except as otherwise indicated)	Three Months Ended March 31, 2017
New investment commitments:
Gross originations	$250,250
Less: Sell downs	(50,000)
Total new investment commitments	$200,250
Principal amount of investments funded:
First-lien senior secured debt investments	$146,000
Second-lien senior secured debt investments	54,250
Total principal amount of investments funded	$200,250
Principal amount of investments sold or repaid:
First-lien senior secured debt investments	$(35,000)
Second-lien senior secured debt investments	—
Total principal amount of investments sold or repaid	$(35,000)
Number of new investment commitments in new portfolio companies(1)	3
Average new investment commitment amount	$64,750
Weighted average term for new investment commitments (in years)	5.3
Percentage of new debt investment commitments at floating rates	83.0%
Percentage of new debt investment commitments at fixed rates	17.0%
Weighted average interest rate of new investment commitments	8.5%
Weighted average spread over LIBOR of new floating rate investment commitments	7.8%

________________

(1)	Number of new investment commitments represents commitments to a particular portfolio company.

As of March 31, 2017 and December 31, 2016, our investments consisted of the following:

	March 31, 2017		December 31, 2016
($ in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
First-lien senior secured debt investments	$677,837	$687,071	$570,806	$574,776
Second-lien senior secured debt investments	441,909	445,740	388,962	392,623
Total Investments	$1,119,746	$1,132,811	$959,768	$967,399

The table below describes investments by industry composition based on fair value as of March 31, 2017 and December 31, 2016:

	March 31, 2017	December 31, 2016
Advertising and media	7.1%	8.3%
Aerospace and defense	4.4	5.1
Business services	10.9	6.6
Distribution	18.2	22.2
Energy equipment and services	8.7	—
Food and beverage	17.5	20.1
Healthcare and pharmaceuticals	4.4	5.1
Healthcare equipment and services	3.1	6.2
Infrastructure and environmental services	5.7	6.6
Insurance	3.0	3.6
Internet software and services	2.6	3.0
Leisure and entertainment	3.1	3.7
Manufacturing	1.4	1.6
Professional services	6.9	7.9
Specialty retail	3.0	—
Total	100.0%	100.0%

The table below describes investments by geographic composition based on fair value as of March 31, 2017 and December 31, 2016:

	March 31, 2017	December 31, 2016
United States:
Midwest	21.3%	25.8%
Northeast	24.7	28.8
South	33.9	29.6
West	14.1	12.9
Canada	6.0	2.9
Total	100.0%	100.0%

The weighted average yields and interest rate of our debt investments at fair value as of March 31, 2017 and December 31, 2016 were as follows:

	March 31, 2017	December 31, 2016
Weighted average total yield of debt and income producing securities	9.0%	9.0%
Weighted average interest rate of debt and income producing securities	8.6%	8.5%
Weighted average spread over LIBOR of all floating rate investments	7.4%	7.4%

The weighted average yield of our debt investments is not the same as a return on investment for our stockholders but, rather, relates to a portion of our investment portfolio and is calculated before the payment of all of our and our subsidiaries’ fees and expenses. The weighted average yield was computed using the effective interest rates as of each respective date, including accretion of original issue discount and loan origination fees, but excluding investments on non-accrual status, if any. There can be no assurance that the weighted average yield will remain at its current level.

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

The following table shows the composition of our portfolio on the 1 to 5 rating scale as of March 31, 2017 and December 31, 2016.

	March 31, 2017		December 31, 2016
Investment Rating	Investments at Fair Value ($ in thousands)	Percentage of Total Portfolio	Investments at Fair Value ($ in thousands)	Percentage of Total Portfolio
1	$—	—%	$—	—%
2	1,059,311	93.5	967,399	100.0
3	73,500	6.5	—	—
4	—	—	—	—
5	—	—	—	—
Total	$1,132,811	100.0%	$967,399	100.0%

The following table shows the amortized cost of our performing and non-accrual investments as of March 31, 2017 and December 31, 2016:

	March 31, 2017		December 31, 2016
($ in thousands)	Amortized Cost	Percentage	Amortized Cost	Percentage
Performing	$1,119,746	100.0%	$959,768	100.0%
Non-accrual	—	—	—	—
Total	$1,119,746	100.0%	$959,768	100.0%

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

Results of Operations

The following table represents the operating results for the three months ended March 31, 2017 and 2016. We were initially capitalized on March 1, 2016 and commenced operations on March 3, 2016.

	For the Three Months Ended March 31,
($ in millions)	2017	2016
Total Investment Income	$23.3	$—
Less: Expenses	10.5	2.3
Net Investment Income (Loss) Before Taxes	12.8	(2.3)
Less: Income taxes, including excise taxes	—	—
Net Investment Income (Loss) After Taxes	12.8	(2.3)
Net change in unrealized gains	5.4	—
Net Increase (Decrease) in Net Assets Resulting from Operations	$18.2	$(2.3)

Net increase in net assets resulting from operations can vary from period to period as a result of various factors, including acquisitions, the level of new investment commitments, the recognition of realized gains and losses and changes in unrealized appreciation and depreciation on the investment portfolio. Additionally, we were initially capitalized on March 1, 2016 and commenced investing activities in April 2016. As a result, comparisons may not be meaningful.

Investment Income

Investment income for the three months ended March 31, 2017 and 2016, were as follows:

	For the Three Months Ended March 31,
($ in millions)	2017	2016
Interest from investments	$23.2	$—
Other income	0.1	—
Total investment income	$23.3	$—

Investment income increased for the three months ended March 31, 2017 due to an increase in our investment portfolio.

Expenses

Expenses for the three months ended March 31, 2017 and 2016 were as follows:

	For the Three Months Ended March 31,
($ in millions)	2017	2016
Initial organization	$—	$1.2
Interest expense	3.0	—
Management fees	5.0	0.6
Professional fees	1.3	0.3
Directors’ fees	0.1	—
Other general and administrative	1.1	0.2
Total expenses	$10.5	$2.3

Under the terms of the Administration Agreement, we reimburse the Adviser for services performed for us. In addition, pursuant to the terms of the Administration Agreement, the Adviser may delegate its obligations under the Administration Agreement to an affiliate or to a third party and we reimburse the Adviser for any services performed for us by such affiliate or third party.

Total expenses increased by $8.2 million for the three months ended March 31, 2016 to the three months ended March 31, 2017 due to an increase in management fees, interest expense and other expenses of $4.4 million, $3.0 million and $2.0 million, respectively, partially offset by initial organization expenses incurred during the three months ended March 2016 of $1.2 million.

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

For the three months ended March 31, 2017 and 2016, there was no accrued U.S. federal excise tax.

Net Unrealized Gains on Investments

We fair value our portfolio investments quarterly and any changes in fair value are recorded as unrealized gains or losses.  During the three months ended March 31, 2017, net unrealized gains on our investment portfolio were comprised of the following:

	For the Three Months Ended March 31,
($ in millions)	2017	2016
Net unrealized gains on investments	$5.4	$—
Net unrealized gains on investments	$5.4	$—

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

We may from time to time enter into additional debt facilities, increase the size of our existing credit facilities or issue debt securities. Any such incurrence or issuance would be subject to prevailing market conditions, our liquidity requirements, contractual and regulatory restrictions and other factors. In accordance with the 1940 Act, with certain limited exceptions, we are only allowed to incur borrowings, issue debt securities or issue preferred stock, if immediately after the borrowing or issuance, the ratio of total assets (less total liabilities other than indebtedness) to total indebtedness plus preferred stock, is at least 200%. As of March 31, 2017, our asset coverage ratio was 215%. We seek to carefully consider our unfunded commitments for the purpose of planning our ongoing financial leverage. Further, we maintain sufficient borrowing capacity within the 200% asset coverage limitation to cover any outstanding unfunded commitments we are required to fund.

Cash and cash equivalents as of March 31, 2017, taken together with our uncalled Capital Commitments of $1.8 billion, is expected to be sufficient for our investing activities and to conduct our operations in the near term. As of March 31, 2017, we had $495.5 million available under our credit facilities.

As of March 31, 2017, we had $160.7 million in cash and cash equivalents. During the three months ended March 31, 2017, we used $148.2 million in cash for operating activities, primarily as a result of funding portfolio investments of $245.7 million, partially offset by sells downs of $86.9 million, and other operating activity of $10.6 million. Lastly, cash provided by financing activities was $99.6 million during the period, which was the result of proceeds from net borrowings on our credit facilities, net of debt issuance costs, of $104.5 million, partially offset by distributions and offering costs paid of $4.7 million and $0.2 million.

Equity

Subscriptions and Drawdowns

In connection with its formation, the Company has the authority to issue 500,000,000 common shares at $0.01 per share par value.

On March 1, 2016, the Company issued 100 common shares for $1,500 to the Adviser.

The Company has entered into subscription agreements (the “Subscription Agreements”) with investors providing for the private placement of the Company’s common shares. Under the terms of the Subscription Agreements, investors are required to fund drawdowns to purchase the Company’s common shares up to the amount of their respective Capital Commitment on an as-needed basis each time the Company delivers a drawdown notice to its investors.

During the three months ended March 31, 2017, the Company did not deliver any capital call notices to investors. On April 14, 2017, the Company delivered a capital drawdown notice to its investors relating to the sale of approximately 6,600,659 shares of the Company’s common stock, par value $0.01 per share, for an aggregate offering price of $100 million.

During the three months ended March 31, 2016, the Company delivered the following capital call notices to its investors:

Capital Drawdown Notice Date	Common Share Issuance Date	Number of Common Shares Issued	Aggregate Offering Price ($ in millions)
March 17, 2016	March 30, 2016	3,333,344	$50.0
March 30, 2016	April 12, 2016	17,214	0.3
Total		3,350,558	$50.3

Distributions

The following table reflects the distributions declared on shares of the Company’s common stock during three months ended March 31, 2017:

Date Declared	Record Date	Payment Date	Distribution per Share
March 7, 2017	March 7, 2017	March 15, 2017	$0.19

The distributions declared during the three months ended March 31, 2017 were derived from net investment income, determined on a tax basis.

On May 9, 2017, the Board of Directors declared a distribution of $12.8 million for shareholders of record on May 9, 2017, payable on May 15, 2017.

The Board of Directors did not declare a distribution for the three months ended March 31, 2016.

Dividend Reinvestment

With respect to distributions, the Company has adopted an “opt out” dividend reinvestment plan for common shareholders. As a result, in the event of a declared distribution, each shareholder that has not “opted out” of the dividend reinvestment plan will have their dividends or distributions automatically reinvested in additional shares of our common stock rather than receiving cash distributions. Shareholders who receive distributions in the form of shares of common stock will be subject to the same U.S. federal, state and local tax consequences as if they received cash distributions.

The following table reflects the common stock issued pursuant to the dividend reinvestment plan during the three months ended March 31, 2017:

Date Declared	Record Date	Payment Date	Shares
March 7, 2017	March 7, 2017	March 15, 2017	270,178

Repurchase Offers

The Company offered to repurchase up to $50 million of issued and outstanding shares of common stock at a purchase price of $15.09 per share. The offer to repurchase commenced on March 15, 2017 and expired on April 11, 2017. No shares were repurchased in connection with the tender offer. We will not effect any other repurchase prior to the earlier of (i) an Exchange Listing and (ii) such time as all of the capital commitments to us have been fully drawn down.

Debt

Aggregate Borrowings

Debt obligations consisted of the following as of March 31, 2017 and December 31, 2016:

	March 31, 2017
($ in thousands)	Aggregate Principal Committed	Outstanding Principal	Amount Available(1)	Net Carrying Value(2)
Subscription Credit Facility	$700,000	$554,500	$145,500	$550,746
Revolving Credit Facility	400,000	50,000	350,000	46,203
Total Debt	$1,100,000	$604,500	$495,500	$596,949

________________

(1)	The amount available reflects any limitations related to the Credit Facility’s borrowing base.
(2)	The carrying value of the Company’s Subscription Credit Facility and Revolving Credit Facility are presented net of deferred financing costs of $3.8 million and $3.8 million, respectively.

Subscription Credit Facility

On August 1, 2016 (the “Closing Date”), we entered into a subscription credit facility (the “ Subscription Credit Facility”) with Wells Fargo Bank, National Association (“Wells Fargo”), as administrative agent (the “Administrative Agent”), and Wells Fargo, State Street Bank and Trust Company and the banks and financial institutions from time to time party thereto, as lenders.

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

On September 14, 2016 we exercised our option to increase the size of the facility to a total of $300 million. On September 26, 2016 we exercised our option to increase the size of the facility to a total of $500 million. On January 4, 2017, the Company increased the size of the facility to a total of $575 million. On March 13, 2017, the Company increased the size of the facility to a total of $700 million.

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

We may borrow amounts in U.S. dollars or certain other permitted currencies. Amounts drawn under the Revolving Credit Facility will bear interest at either LIBOR plus 2.25%, or the prime rate plus 1.25%. We may elect either the LIBOR or prime rate at the time of drawdown, and loans may be converted from one rate to another at any time at our option, subject to certain conditions. We will also pay a fee of 0.375% on undrawn amounts under the Revolving Credit Facility.

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

Off-Balance Sheet Arrangements

Portfolio Company Commitments

From time to time, the Company may enter into commitments to fund investments. As of March 31, 2017 and December 31, 2016, the Company had outstanding commitments to fund a revolver and delayed draw term loan totaling $20.4 million and $20.4 million, respectively.

Other Commitments and Contingencies

As of March 31, 2017, the Company had $2.5 billion in total Capital Commitments from investors ($1.8 billion unfunded), of which $112.4 million is from executives of the Adviser ($63.8 million unfunded). Subsequent to March 31, 2017, the Company entered into $261.0 million of Subscription Agreements with investors providing for the private placement of the Company’s common shares, which increased total Capital Commitments from investors to $2.7 billion ($2.0 billion unfunded).

As of December 31, 2016, the Company had $2.3 billion in total Capital Commitments from investors ($1.6 billion unfunded), of which $112.4 million is from executives of the Adviser ($63.8 million unfunded).

From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of its business. At March 31, 2017, management is not aware of any pending or threatened litigation.

Contractual Obligations

A summary of our contractual payment obligations under our Credit Facility as of March 31, 2017, is as follows:

	Payments Due by Period
($ in millions)	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
Subscription Credit Facility	$554.5	$—	$554.5	$—	$—
Revolving Credit Facility	50.0	—	—	50.0	—
Total Contractual Obligations	$604.5	$—	$554.5	$50.0	$—

Related-Party Transactions

We have entered into a number of business relationships with affiliated or related parties, including the following:

•	the Investment Advisory Agreement;
•	the Administration Agreement; and
•	the License Agreement.

Critical Accounting Policies

The preparation of the consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Changes in the economic environment, financial markets, and any other parameters used in determining such estimates could cause actual results to differ.  Our critical accounting policies should be read in connection with our risk factors as disclosed in our Form 10-K.

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

As of March 31, 2017, 95.3% of the investments based on fair value in our portfolio were at floating rates.

Based on our consolidated balance sheet as of March 31, 2017, the following table shows the annualized impact on net income of hypothetical base rate changes in interest rates (considering interest rate floors for floating rate instruments) assuming each floating rate investment is subject to 3 month LIBOR and there are no changes in our investment and borrowing structure.

($ in thousands)	Interest Income	Interest Expense	Net Income
Up 300 basis points	$32,610	$18,135	$14,475
Up 200 basis points	21,740	12,090	9,650
Up 100 basis points	10,870	6,045	4,825
Down 25 basis points	(1,654)	(1,511)	(143)

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

(b)	Changes in Internal Controls Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

There have been no material changes from the risk factors previously disclosed in our Form 10-K, filed with the SEC on March 7, 2017.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None, other than those already disclosed in certain Form 8-Ks filed with the SEC.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

On May 9, 2017, the Company amended and restated its Dividend Reinvestment Plan to allow for the issuance of fractional shares.

Item 6. Exhibits.

(a)	Exhibits

Exhibit Number	Description
10.1*	Lender Joinder Agreement between the Company and Wells Fargo Bank, National Association, dated March 13, 2017.

10.2*	Amended and Restated Dividend Reinvestment Plan Effective as of May 9, 2017.

11.1	Computation of Per Share Earnings (included in the notes to the unaudited consolidated financial statements contained in this report).

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Owl Rock Capital Corporation

Date: May 9, 2017	By:	/s/ Craig W. Packer
Craig W. Packer
Chief Executive Officer

Date: May 9, 2017	By:	/s/ Alan Kirshenbaum
Alan Kirshenbaum
Chief Financial Officer and Chief Operating Officer