Form 10-Q
period 2017-06-30
Owl Rock Capital Corp
filed 2017-08-09
CIK 1655888

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

As of August 8, 2017, the registrant had 71,525,853 shares of common stock, $0.01 par value per share, outstanding.

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

•	an economic downturn could also impact availability and pricing of our financing;
•	a contraction of available credit and/or an inability to access the equity markets could impair our lending and investment activities;
•	interest rate volatility could adversely affect our results, particularly if we elect to use leverage as part of our investment strategy;
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

•	the effect of legal, tax and regulatory changes; and
•	other risks, uncertainties and other factors previously identified in the reports and other documents we have filed with the Securities and Exchange Commission (“SEC”).

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

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

Owl Rock Capital Corporation

Consolidated Statement of Assets and Liabilities

(Amounts in thousands, except share and per share amounts)

	June 30, 2017 (Unaudited)	December 31, 2016
Assets
Investments at fair value
Non-controlled/non-affiliate company investments	$1,791,538	$967,399
Controlled affiliate company investments	(49)	—
Total investments at fair value (amortized cost of $1,777,648 and $959,768, respectively)	1,791,489	967,399
Cash and cash equivalents	90,564	209,353
Interest receivable	7,576	3,349
Prepaid expenses and other assets	953	723
Total Assets	$1,890,582	$1,180,824
Liabilities
Debt (net of unamortized debt issuance costs of $6,887 and $3,094, respectively)	$796,113	$491,906
Management fees payable	6,262	4,565
Payables to affiliates	1,225	1,860
Accrued expenses and other liabilities	3,076	1,968
Total Liabilities	806,676	500,299
Commitments and contingencies (Note 7)
Net Assets
Common shares, $0.01 par value; 500,000,000 shares authorized; 71,525,853 and 45,833,313 shares issued and outstanding, respectively	715	458
Additional paid-in-capital	1,050,909	664,554
Accumulated undistributed net investment income	18,441	7,882
Net unrealized gains on investments	13,841	7,631
Total Net Assets	1,083,906	680,525
Total Liabilities and Net Assets	$1,890,582	$1,180,824
Net Asset Value Per Share	$15.15	$14.85

The accompanying notes are an integral part of these consolidated financial statements.

Owl Rock Capital Corporation

Consolidated Statements of Operations

(Amounts in thousands, except share and per share amounts)

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
Investment Income
Investment income from non-controlled, non-affiliated investments:
Interest income	$31,793	$628	$54,944	$628
Other income	1,046	1	1,207	1
Total investment income from non-controlled, non-affiliated investments	32,839	629	56,151	629
Total Investment Income	32,839	629	56,151	629
Expenses
Initial organization	—	—	—	1,224
Interest expense	5,229	—	8,258	—
Management fees	6,262	1,633	11,273	2,199
Professional fees	1,181	869	2,440	1,173
Directors’ fees	79	84	190	104
Other general and administrative	797	640	1,916	845
Total Expenses	13,548	3,226	24,077	5,545
Net Investment Income (Loss) Before Taxes	19,291	(2,597)	32,074	(4,916)
Excise tax expense	15	—	15	—
Net Investment Income (Loss) After Taxes	$19,276	$(2,597)	$32,059	$(4,916)
Unrealized Gains on Investments
Net unrealized gains:
Non-controlled, non-affiliated investments	825	518	6,259	518
Controlled affiliated investments	(49)	—	(49)	—
Total Net Unrealized Gains	776	518	6,210	518
Net Increase (Decrease) in Net Assets Resulting from Operations	$20,052	$(2,079)	$38,269	$(4,398)
Earnings Per Share – Basic and Diluted	$0.35	$(0.25)	$0.74	$(0.70)
Weighted Average Shares Outstanding – Basic and Diluted	56,902,859	8,305,159	51,424,041	6,249,502

The accompanying notes are an integral part of these consolidated financial statements.

Owl Rock Capital Corporation

Consolidated Schedule of Investments

As of June 30, 2017

(Amounts in thousands, except share amounts)

(Unaudited)

			Maturity	Principal /	Amortized	Fair	Percentage
Company(1)(11)(13)	Investment	Interest	Date	Par	Cost(2)	Value	of Net Assets
Non-controlled/non-affiliate company investments
Debt Investments
Advertising and media
PAK Acquisition Corporation(3)(5)	First lien senior secured loan	L + 8.00%	6/30/2022	$79,950	$78,468	$79,950	7.4%
Aerospace and defense
Vencore, Inc.(3)(5)	Second lien senior secured loan	L + 8.75%	5/23/2020	50,000	49,227	50,000	4.6%
Buildings and real estate
DTZ U.S. Borrower, LLC (dba Cushman & Wakefield)(3)(5)	Second lien senior secured loan	L + 7.75%	11/4/2022	125,000	123,771	123,750	11.4%
Business services
Access Information(3)(4)(12)	First lien senior secured loan	L + 5.00%	10/17/2021	39,796	39,440	39,848	3.7%
Access Information(3)(4)	Second lien senior secured loan	L + 8.75%	10/17/2022	20,000	19,206	19,400	1.8%
CIBT Global, Inc.(3)(5)	Second lien senior secured loan	L + 7.75%	6/1/2025	49,000	47,800	47,775	4.4%
Vestcom Parent Holdings, Inc.(3)(4)	Second lien senior secured loan	L + 8.50%	6/19/2024	65,000	64,074	64,675	6.0%
				173,796	170,520	171,698	15.9%
Consumer products
Feradyne Outdoors, LLC(3)(5)	First lien senior secured loan	L + 6.25%	5/25/2023	115,500	114,116	114,102	10.5%
Distribution
ABB/Con-cise Optical Group LLC(3)(5)	Second lien senior secured loan	L + 9.00%	6/17/2024	25,000	24,315	24,750	2.3%
Dade Paper & Bag, LLC (dba Imperial)(3)(4)	First lien senior secured loan	L + 7.50%	6/9/2024	33,500	32,856	32,830	3.0%
JM Swank, LLC(3)(5)	First lien senior secured loan	L + 7.50%	7/25/2022	74,575	73,269	75,694	7.0%
Medical Specialties Distributors, LLC(3)(5)	First lien senior secured loan	L + 5.75%	12/6/2022	88,577	87,755	88,135	8.1%
QC Supply, LLC(3)(4)	First lien senior secured loan	L + 6.00%	12/29/2022	26,368	25,755	25,972	2.4%
QC Supply, LLC(3)(8)(9)(10)	First lien senior secured delayed draw term loan	L + 6.00%	12/29/2018	—	(190)	(41)	-%
QC Supply, LLC(3)(4)(8)	First lien senior secured revolving loan	L + 6.00%	12/29/2021	1,988	1,876	1,913	0.2%
				250,008	245,636	249,253	23.0%
Energy equipment and services
Keane Group Holdings, LLC(3)(4)(7)	First lien senior secured loan	L + 7.25%	8/18/2022	99,750	98,077	98,752	9.1%
Food and beverage
Candy Intermediate Holding, Inc.(3)(5)	Second lien senior secured loan	L + 9.00%	12/15/2023	75,000	74,322	72,375	6.7%
Give & Go Prepared Foods Corp.(3)(4)(7)	First lien senior secured loan	L + 5.50%	7/29/2023	5,970	5,970	5,970	0.6%
GG Foods Acquisition Corporation(3)(4)(7)	Second lien senior secured loan	L + 9.75%	1/29/2024	28,500	27,847	28,785	2.7%
Recipe Acquisition Corp.(3)(5)	Second lien senior secured loan	L + 9.00%	12/1/2022	32,000	31,446	32,000	3.0%
Tall Tree Foods, Inc.(3)(4)	First lien senior secured loan	L + 6.75%	8/12/2022	59,050	58,270	58,460	5.4%
				200,520	197,855	197,590	18.4%

			Maturity	Principal /	Amortized	Fair	Percentage
Company(1)(11)(13)	Investment	Interest	Date	Par	Cost(2)	Value	of Net Assets
Healthcare and pharmaceuticals
Osmotica Pharmaceutical Corp.(3)(4)	First lien senior secured loan	L + 5.00%	2/3/2022	49,051	48,631	49,051	4.5%
Healthcare equipment and services
Beaver-Visitec International Holdings, Inc.(3)(5)	First lien senior secured loan	L + 5.00%	8/19/2023	46,882	46,311	46,296	4.3%
Beaver-Visitec International Holdings, Inc.(3)(5)	Second lien senior secured loan	L + 9.00%	8/19/2024	35,000	34,351	35,000	3.2%
Geodigm Corporation (dba National Dentex)(3)(5)(16)	First lien senior secured loan	L + 6.54%	12/1/2021	70,113	69,422	69,411	6.4%
Geodigm Corporation (dba National Dentex)(3)(8)(10)(16)	First lien senior secured delayed draw term loan	L + 6.54%	7/31/2017	—	—	—	-%
PetVet Care Centers, LLC(3)(5)	First lien senior secured loan	L + 6.00%	6/8/2023	31,360	31,051	31,046	2.9%
PetVet Care Centers, LLC(3)(8)(9)(10)	First lien senior secured delayed draw term loan	L + 6.00%	6/8/2019	—	(147)	(147)	-%
PetVet Care Centers, LLC(3)(4)(8)	First lien senior secured revolving loan	L + 6.00%	6/8/2023	162	133	132	-%
				183,517	181,121	181,738	16.8%
Human resource support services
SABA Software, Inc.(3)(4)	First lien senior secured loan	L + 5.50%	5/1/2023	45,050	44,515	44,486	4.1%
SABA Software, Inc.(3)(8)(9)	First lien senior secured revolving loan	L + 5.50%	5/1/2023	—	(62)	(62)	-%
				45,050	44,453	44,424	4.1%
Infrastructure and environmental services
FR Arsenal Holdings II Corp.(3)(5)	First lien senior secured loan	L + 7.25%	9/8/2022	74,487	73,140	74,860	6.9%
Insurance
CD&R TZ Purchaser, Inc.(3)(5)	First lien senior secured loan	L + 6.00%	7/21/2023	34,738	32,857	34,216	3.1%
Internet software and services
Dominion Web Solutions, LLC(3)(4)	First lien senior secured loan	L + 6.25%	6/15/2024	94,231	92,824	92,817	8.5%
Dominion Web Solutions, LLC(3)(8)(9)	First lien senior secured revolving loan	L + 6.25%	6/15/2023	—	(87)	(87)	-%
Infoblox Inc.(3)(4)	Second lien senior secured loan	L + 8.75%	11/7/2024	30,000	29,444	29,850	2.8%
				124,231	122,181	122,580	11.3%
Leisure and entertainment
UFC Holdings, LLC(3)(4)(12)	Second lien senior secured loan	L + 7.50%	8/18/2024	35,000	34,689	35,613	3.3%
Manufacturing
Blount International, Inc.(3)(4)	First lien senior secured loan	L + 5.00%	4/12/2023	14,388	14,388	14,388	1.3%
Pexco LLC(3)(5)	Second lien senior secured loan	L + 8.00%	5/8/2025	37,000	36,668	36,630	3.3%
				51,388	51,056	51,018	4.6%
Professional services
Allied Universal Holdco LLC	Second lien senior secured notes	11.00%	7/28/2023	20,000	19,636	19,600	1.8%
Pomeroy Group LLC(3)(6)	First lien senior secured loan	L + 6.00%	11/30/2021	59,397	57,371	58,209	5.4%
				79,397	77,007	77,809	7.2%
Specialty retail
Saje Natural Business, Inc.(7)	Second lien senior secured loan	12.00% PIK	4/21/2022	35,489	34,843	35,134	3.2%
Total non-controlled/non affiliate debt investments				1,806,872	1,777,648	1,791,538	165.3%

			Maturity	Principal /	Amortized	Fair	Percentage
Company(1)(11)(13)	Investment	Interest	Date	Par	Cost(2)	Value	of Net Assets
Controlled affiliate company investments(14)
Equity investments
Investment funds and vehicles
Sebago Lake LLC(7)(15)	LLC Interest	N/A	N/A	—	—	(49)	—%
Total controlled affiliate company equity investments				—	—	(49)	—%

Total Investments				$1,806,872	$1,777,648	$1,791,489	165.3%

________________

(1)	Certain portfolio company investments are subject to contractual restrictions on sales.
(2)	The amortized cost represents the original cost adjusted for the amortization of discounts and premiums, as applicable, on debt investments using the effective interest method.
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

(4)	The interest rate on these loans is subject to the greater of a LIBOR floor or 1 month LIBOR, which as of June 30, 2017 was 1.23%.
(5)	The interest rate on these loans is subject to the greater of a LIBOR floor or 3 month LIBOR, which as of June 30, 2017 was 1.30%.
(6)	The interest rate on these loans is subject to the greater of a LIBOR floor or 1 year LIBOR, which as of June 30, 2017 was 1.74%.
(7)

This portfolio company is not a qualifying asset under Section 55(a) of the 1940 Act. Under the 1940 Act, the Company may not acquire any non-qualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of total assets.

(8)	Position or portion thereof is an unfunded loan commitment. See Note 7 “Commitments and Contingencies”.
(9)

The negative cost is the result of the capitalized discount being greater than the principal amount outstanding on the loan. The negative fair value is the result of the capitalized discount on the loan.

(10)	The date disclosed represents the commitment period of the unfunded term loan. Upon expiration of the commitment period, the funded portion of the term loan may be subject to a longer maturity date.
(11)	Unless otherwise indicated, all investments are considered Level 3 investments.
(12)	Level 2 investment.
(13)	Unless otherwise indicated, the Company’s portfolio companies are pledged as collateral supporting the amounts outstanding under the Revolving Credit Facility. See Note 6 “Debt”.
(14)

As defined in the 1940 Act, the Company is deemed to be both an "Affiliated Person" of and "Control" this portfolio company as the Company owns more than 25% of the portfolio company's outstanding voting securities or has the power to exercise control over management or policies of such portfolio company (including through a management agreement).

(15)	Investment is not pledged as collateral on the Revolving Credit Facility.
(16)	The Company may be entitled to receive additional interest as a result of an arrangement with other lenders in the syndication.

The accompanying notes are an integral part of these consolidated financial statements.

Owl Rock Capital Corporation

Consolidated Schedule of Investments

As of December 31, 2016

(Amounts in thousands, except share amounts)

			Maturity	Principal /	Amortized	Fair	Percentage
Company(1)(4)	Investment	Interest	Date	Par	Cost(2)	Value	of Net Assets
Debt Investments
Advertising and media
PAK Acquisition Corporation(3)	First lien senior secured loan	L + 8.00% (9.00%)	6/30/2022	$82,000	$80,362	$80,360	11.8%
Aerospace and defense
Vencore, Inc.(3)	Second lien senior secured loan	L + 8.75% (9.75%)	5/23/2020	50,000	49,115	49,750	7.3%
Business services
Vestcom Parent Holdings, Inc.(3)	Second lien senior secured loan	L + 8.50% (9.50%)	6/19/2024	65,000	64,028	64,025	9.4%
Distribution
ABB/Con-cise Optical Group LLC(3)	Second lien senior secured loan	L + 9.00% (10.00%)	6/17/2024	25,000	24,282	24,750	3.6%
JM Swank, LLC(3)	First lien senior secured loan	L + 7.50% (8.50%)	7/25/2022	84,575	82,979	84,152	12.4%
Medical Specialties Distributors, LLC(3)	First lien senior secured loan	L + 5.75% (6.75%)	12/6/2022	80,000	79,208	79,200	11.6%
QC Supply, LLC(3)	First lien senior secured loan	L + 6.00% (7.00%)	12/29/2022	26,500	25,840	25,838	3.8%
QC Supply, LLC(3)(6)(7)(8)	First lien senior secured delayed draw term loan	L + 6.00% (7.00%)	12/29/2018	—	(207)	(207)	—%
QC Supply, LLC(3)(6)	First lien senior secured revolving loan	L + 6.00% (7.00%)	12/29/2021	1,159	1,035	1,035	0.2%
				217,234	213,137	214,768	31.6%
Food and beverage
Candy Intermediate Holding, Inc.(3)	Second lien senior secured loan	L + 9.00% (10.00%)	12/15/2023	75,000	74,285	75,000	11.0%
GG Foods Acquisition Corporation(3)(5)	Second lien senior secured loan	L + 9.75% (10.75%)	1/29/2024	28,500	27,814	28,215	4.1%
Recipe Acquisition Corp.(3)	Second lien senior secured loan	L + 9.00% (10.00%)	12/1/2022	32,000	31,409	31,840	4.7%
Tall Tree Foods, Inc.(3)	First lien senior secured loan	L + 6.75% (7.75%)	8/12/2022	60,000	59,146	59,100	8.7%
				195,500	192,654	194,155	28.5%
Healthcare and pharmaceuticals
Osmotica Pharmaceutical Corp.(3)	First lien senior secured loan	L + 5.00% (6.00%)	2/3/2022	49,684	49,219	49,187	7.2%
Healthcare equipment and services
Beaver-Visitec International Holdings, Inc.(3)	Second lien senior secured loan	L + 9.00% (10.00%)	8/19/2024	35,000	34,321	34,650	5.1%
Strategic Partners Acquisition Corp.(3)	First lien senior secured loan	L + 5.25% (6.25%)	6/30/2023	24,938	24,711	24,938	3.7%
				59,938	59,032	59,588	8.8%
Infrastructure and environmental services
FR Arsenal Holdings II Corp.(3)	First lien senior secured loan	L + 7.25% (8.25%)	9/8/2022	64,838	63,594	63,541	9.3%
Insurance
CD&R TZ Purchaser, Inc.(3)	First lien senior secured loan	L + 6.00% (7.00%)	7/21/2023	34,913	32,903	34,389	5.1%

			Maturity	Principal /	Amortized	Fair	Percentage
Company(1)(4)	Investment	Interest	Date	Par	Cost(2)	Value	of Net Assets
Internet software and services
Infoblox Inc.(3)	Second lien senior secured loan	L + 8.75% (9.75%)	11/7/2024	30,000	29,419	29,400	4.3%
Leisure and entertainment
UFC Holdings, LLC(3)	Second lien senior secured loan	L + 7.50% (8.50%)	8/18/2024	35,000	34,673	35,393	5.2%
Manufacturing
Blount International, Inc.(3)	First lien senior secured loan	L + 6.25% (7.25%)	4/12/2023	14,963	14,546	15,037	2.2%
Professional services
Allied Universal Holdco LLC	Second lien senior secured notes	11.00%	7/28/2023	20,000	19,616	19,600	2.9%
Pomeroy Group LLC(3)	First lien senior secured loan	L + 6.00% (7.64%)	11/30/2021	59,698	57,470	58,206	8.6%
				79,698	77,086	77,806	11.5%
Total Debt Investments				978,768	959,768	967,399	142.2%
Total Investments				$978,768	$959,768	$967,399	142.2%

________________

(1)	Certain portfolio company investments are subject to contractual restrictions on sales.
(2)	The amortized cost represents the original cost adjusted for the amortization of discounts and premiums, as applicable, on debt investments using the effective interest method.
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

Owl Rock Capital Corporation

Consolidated Statements of Changes in Net Assets

(Amounts in thousands)

(Unaudited)

	For the Six Months Ended June 30,
	2017	2016
Increase (Decrease) in Net Assets Resulting from Operations
Net investment income (loss)	$32,059	$(4,916)
Net unrealized gains on investments	6,210	518
Net Increase (Decrease) in Net Assets Resulting from Operations	38,269	(4,398)
Increase in Net Assets Resulting from Capital Share Transactions
Issuance of common shares	375,000	425,260
Distributions declared from net investment income	(21,500)	—
Reinvestment of distributions	11,612	—
Increase in Net Assets Resulting from Capital Share Transactions	365,112	425,260
Total Increase in Net Assets	403,381	420,862
Net Assets, Beginning of Period	680,525	—
Net Assets, End of Period	$1,083,906	$420,862
Undistributed Net Investment Income (Loss) Included in Net Assets at the End of the Period	18,441	(4,916)

The accompanying notes are an integral part of these consolidated financial statements.

Owl Rock Capital Corporation

Consolidated Statements of Cash Flows

(Amounts in thousands)

(Unaudited)

	For the Six Months Ended June 30,
	2017	2016
Cash Flows from Operating Activities
Net Increase (Decrease) in Net Assets Resulting from Operations	$38,269	$(4,398)
Adjustments to reconcile net increase in net assets resulting from operations to net cash used in operating activities:
Net change in unrealized gains on investments	(6,210)	(518)
Net amortization of discount on investments	(2,437)	(7)
Amortization of debt issuance costs	1,183	—
Amortization of offering costs	415	—
Payment-in-kind	(1,239)	—
Purchases of investments, net	(1,009,072)	(228,360)
Proceeds from investments, net	194,868	64,350
Changes in operating assets and liabilities:
Interest receivable	(4,227)	(528)
Prepaid expenses and other assets	(142)	(938)
Management fees payable to affiliate	1,697	1,633
Payables to affiliate	(635)	779
Accrued expenses and other liabilities	1,108	1,133
Net cash used in operating activities	(786,422)	(166,854)
Cash Flows from Financing Activities
Borrowings on Credit Facility	1,093,000	—
Payments on Credit Facility	(785,000)	—
Debt issuance costs	(4,976)	—
Proceeds from issuance of common shares	375,000	425,040
Offering costs	(503)	—
Distributions paid to shareholders	(9,888)	—
Net cash provided by financing activities	667,633	425,040
Net increase in cash and cash equivalents	(118,789)	258,186
Cash and cash equivalents, beginning of period	209,353	—
Cash and cash equivalents, end of period	$90,564	$258,186

Supplemental Information
Interest paid during the period	$7,799	$—
Distributions declared during the period	$21,500	$—
Reinvestment of distributions during the period	$11,612	$—
Subscriptions receivable	$—	$220

The accompanying notes are an integral part of these consolidated financial statements.

Owl Rock Capital Corporation

Notes to Consolidated Financial Statements (Unaudited)

Note 1. Organization

Owl Rock Capital Corporation (“Owl Rock” or the “Company”) is a Maryland corporation formed on October 15, 2015. The Company was formed primarily to originate and make loans to, and make debt and equity investments in, U.S. middle market companies. The Company may invest in senior secured or unsecured loans, subordinated loans or mezzanine loans and, to a lesser extent, equity-related securities including warrants, preferred stock and similar forms of senior equity, which may or may not be convertible into a portfolio company’s common equity. The Company’s investment objective is to generate current income and to a lesser extent, capital appreciation by targeting investment opportunities with favorable risk-adjusted returns.

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

Owl Rock Capital Advisors LLC (the “Adviser”) serves as the Company’s investment adviser. The Adviser is registered with the Securities and Exchange Commission (“SEC”) as an investment adviser under the Investment Advisers Act of 1940 (the “Advisers Act”). Subject to the overall supervision of the Company’s Board of Directors (the “Board”), the Adviser manages the day-to-day operations of, and provides investment advisory and management services to, the Company.

The Company conducts private offerings (each, a “Private Offering”) of its common shares to accredited investors in reliance on exemptions from the registration requirements of the Securities Act of 1933, as amended. At the closing of each Private Offering, each investor makes a capital commitment (a “Capital Commitment”) to purchase shares of the Company’s common stock pursuant to a subscription agreement entered into with the Company. Investors are required to fund drawdowns to purchase shares of the Company’s common stock up to the amount of their respective Capital Commitment on an as-needed basis each time the Company delivers a drawdown notice to its investors. The initial closing of the Private Offering occurred on March 3, 2016 (the “Initial Closing”). If the Company has not consummated a listing of its common shares on a national securities exchange (an “Exchange Listing”) by the five-year anniversary of the Initial Closing, subject to extension for two additional one-year periods, in the sole discretion of the Board, the Board (subject to any necessary shareholder approvals and applicable requirements of the 1940 Act) will use its commercially reasonable efforts to wind down and/or liquidate and dissolve the Company in an orderly manner.

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

Owl Rock Capital Corporation

Notes to Consolidated Financial Statements (Unaudited) – Continued

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

Owl Rock Capital Corporation

Notes to Consolidated Financial Statements (Unaudited) – Continued

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

Offering Expenses

Costs associated with the offering of common shares of the Company are capitalized as deferred offering expenses and are included in prepaid expenses and other assets in the consolidated statement of assets and liabilities and are amortized over a twelve-

Owl Rock Capital Corporation

Notes to Consolidated Financial Statements (Unaudited) – Continued

month period from incurrence. These expenses consist primarily of legal fees and other costs incurred in connection with the Company’s share offerings, the preparation of the Company’s registration statement, and registration fees.

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

Income Taxes

The Company has elected to be treated as a BDC under the 1940 Act. The Company also intends to elect to be treated as a RIC under the Code for the taxable year ending December 31, 2016. So long as the Company maintains its tax treatment as a RIC, it generally will not pay corporate-level U.S. federal income taxes on any ordinary income or capital gains that it distributes at least annually to its shareholders as dividends. Instead, any tax liability related to income earned and distributed by Owl Rock represents obligations of the Company’s investors and will not be reflected in the consolidated financial statements of the Company.

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

To qualify as a RIC, the Company must, among other things, meet certain source-of-income and asset diversification requirements. In addition, to qualify for RIC tax treatment, the Company must distribute to its shareholders, for each taxable year, at least 90% of its “investment company taxable income” for that year, which is generally its ordinary income plus the excess of its realized net short-term capital gains over its realized net long-term capital losses. In order for the Company not to be subject to U.S. federal excise taxes, it must distribute annually an amount at least equal to the sum of (i) 98% of its net ordinary income (taking into account certain deferrals and elections) for the calendar year, (ii) 98.2% of its capital gains in excess of capital losses for the one-year period ending on October 31 of the calendar year and (iii) any net ordinary income and capital gains in excess of capital losses for preceding years that were not distributed during such years. The Company, at its discretion, may carry forward taxable income in excess of calendar year dividends and pay a 4% nondeductible U.S. federal excise tax on this income.

Distributions to Common Shareholders

Distributions to common shareholders are recorded on the record date. The amount to be distributed is determined by the Board and is generally based upon the earnings estimated by the Adviser. Net realized long-term capital gains, if any, would be generally distributed at least annually, although the Company may decide to retain such capital gains for investment.

The Company has adopted a dividend reinvestment plan that provides for reinvestment of any cash distributions on behalf of shareholders, unless a shareholder elects to receive cash. As a result, if the Board authorizes and declares a cash distribution, then the shareholders who have not “opted out” of the dividend reinvestment plan will have their cash distribution automatically reinvested in

Owl Rock Capital Corporation

Notes to Consolidated Financial Statements (Unaudited) – Continued

additional shares of the Company’s common stock, rather than receiving the cash distribution. The Company expects to use newly issued shares to implement the dividend reinvestment plan.

Consolidation

As provided under Regulation S-X and ASC Topic 946 - Financial Services - Investment Companies, the Company will generally not consolidate its investment in a company other than a wholly-owned investment company or controlled operating company whose business consists of providing services to the Company. Accordingly, the Company consolidated the accounts of the Company's wholly-owned subsidiary in its consolidated financial statements.  All significant intercompany balances and transactions have been eliminated in consolidation.

The Company does not consolidate its equity interest in Sebago Lake LLC (“Sebago Lake”).  For further description of the Company’s investment in Sebago Lake, see Note 4 “Investments”.

New Accounting Pronouncements

Management does not believe any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the accompanying consolidated financial statements.

Note 3. Agreements and Related Party Transactions

Administration Agreement

On March 1, 2016, the Company entered into an Administration Agreement (the “Administration Agreement”) with the Adviser. Under the terms of the Administration Agreement, the Adviser performs, or oversees, the performance of, required administrative services, which includes providing office space, equipment and office services, maintaining financial records, preparing reports to shareholders and reports filed with the SEC, and managing the payment of expenses and the performance of administrative and professional services rendered by others.

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

For the three and six months ended June 30, 2017, the Company incurred expenses of approximately $0.6 million and $1.5 million, respectively, for costs and expenses reimbursable to the Adviser under the terms of the Administration Agreement. For the three and six months ended June 30, 2016, the Company incurred expenses of approximately $0.5 million and $1.1 million, respectively, for costs and expenses reimbursable to the Adviser under the terms of the Administration Agreement.

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

Owl Rock Capital Corporation

Notes to Consolidated Financial Statements (Unaudited) – Continued

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

For the three and six months ended June 30, 2017, management fees were $6.3 million and $11.3 million, respectively. For the three and six months ended June 30, 2016, management fees were $1.6 million and $2.2 million, respectively.

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

There was no incentive fee for the three and six months ended June 30, 2017 and 2016.

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

Owl Rock Capital Corporation

Notes to Consolidated Financial Statements (Unaudited) – Continued

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

Affiliated Transactions

The Company may be prohibited under the 1940 Act from conducting certain transactions with its affiliates without prior approval of the directors who are not interested persons, and in some cases, the prior approval of the SEC.  The Company, the Adviser and certain of its affiliates have been granted exemptive relief by the SEC to co-invest with other funds managed by the Adviser or its affiliates, including Owl Rock Capital Corporation II, in a manner consistent with our investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors. Pursuant to such exemptive relief, the Company generally is permitted to co-invest with certain of its affiliates if a “required majority” (as defined in Section 57(o) of the 1940 Act) of the Board make certain conclusions in connection with a co-investment transaction, including that (1) the terms of the transaction, including the consideration to be paid, are reasonable and fair to the Company and its shareholders and do not involve overreaching of the Company or its shareholders on the part of any person concerned, (2) the transaction is consistent with the interests of the Company’s shareholders and is consistent with its investment objective and strategies, and (3) the investment by its affiliates would not disadvantage the Company, and the Company’s participation would not be on a basis different from or less advantageous than that on which its affiliates are investing. The Adviser’s investment allocation policy incorporates the conditions of the exemptive relief.  As a result of exemptive relief, there could be significant overlap in the Company’s investment portfolio and the investment portfolio of Owl Rock Capital Corporation II and/or other funds established by the Adviser that could avail themselves of the exemptive relief.

License Agreement

The Company has entered into a license agreement (the “License Agreement”) with Owl Rock Capital Partners LP, pursuant to which the Company has granted a non-exclusive license to use the name “Owl Rock.” Under the License Agreement, Owl Rock Capital Partners LP has a right to use the Owl Rock name for so long as the Adviser or one of its affiliates remains Owl Rock Capital Partners LP’s investment adviser. Other than with respect to this limited license, Owl Rock Capital Partners LP will have no legal right to the “Owl Rock” name or logo.

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

Investments at fair value consisted of the following as of June 30, 2017 and December 31, 2016:

	June 30, 2017		December 31, 2016
($ in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
First-lien senior secured debt investments	$1,126,009	$1,136,201	$570,806	$574,776
Second-lien senior secured debt investments	651,639	655,337	388,962	392,623
Investment funds and vehicles(1)	—	(49)	—	—
Total Investments	$1,777,648	$1,791,489	$959,768	$967,399

________________

(1) Includes equity investments in Sebago Lake.  See Note 4, below, for more information regarding Sebago Lake.

Owl Rock Capital Corporation

Notes to Consolidated Financial Statements (Unaudited) – Continued

The industry composition of investments based on fair value as of June 30, 2017 and December 31, 2016 was as follows:

	June 30, 2017	December 31, 2016
Advertising and media	4.5%	8.3%
Aerospace and defense	2.8	5.1
Buildings and real estate	6.9	—
Business services	9.6	6.6
Consumer products	6.4	—
Distribution	13.9	22.2
Energy equipment and services	5.5	—
Food and beverage	11.0	20.1
Healthcare and pharmaceuticals	2.7	5.1
Healthcare equipment and services	10.2	6.2
Human resource support services	2.5	—
Infrastructure and environmental services	4.2	6.6
Insurance	1.9	3.6
Internet software and services	6.8	3.0
Investment funds and vehicles(1)	0	—
Leisure and entertainment	2.0	3.7
Manufacturing	2.8	1.6
Professional services	4.3	7.9
Specialty retail	2.0	—
Total	100.0%	100.0%

________________

(1)	Includes equity investments in Sebago Lake. See Note 4, below, for more information regarding Sebago Lake.

The geographic composition of investments based on fair value as of June 30, 2017 and December 31, 2016 was as follows:

	June 30, 2017	December 31, 2016
United States:
Midwest	23.0%	25.8%
Northeast	22.2	28.8
South	33.2	29.6
West	17.7	12.9
Canada	3.9	2.9
Total	100.0%	100.0%

Owl Rock Capital Corporation

Notes to Consolidated Financial Statements (Unaudited) – Continued

Sebago Lake LLC

Sebago Lake, an unconsolidated Delaware limited liability company, was formed and commenced operations on June 20, 2017. The Company invests together with The Regents of the University of California (“Regents”) through Sebago Lake. Sebago Lake’s principal purpose is to make investments, primarily in senior secured loans that are made to middle-market companies or in broadly syndicated loans. Each of the Company and Regents (the “Members”) has a 50% economic ownership in Sebago Lake. It is anticipated that each of the Members will contribute up to $100 million, respectively, to Sebago Lake.  As of June 30, 2017, the Members had yet to fund any portion of their respective subscriptions. Sebago Lake is managed by the Members, each of which has equal voting rights.  Investment decisions must be approved by each of the Members. As of June 30, 2017, the negative market value is a result of initial organization expenses incurred by Sebago Lake.

The Company has determined that Sebago Lake is an investment company under ASC 946, however, in accordance with such guidance, the Company will generally not consolidate its investment in a company other than a wholly owned investment company subsidiary or a controlled operating company whose business consists of providing services to the Company. Accordingly, the Company does not consolidate its non-controlling interest in Sebago Lake.

Note 5. Fair Value of Investments

Investments

The following tables present the fair value hierarchy of investments as of June 30, 2017 and December 31, 2016:

	Fair Value Hierarchy as of June 30, 2017
($ in thousands)	Level 1	Level 2	Level 3	Total
First-lien senior secured debt investments	$—	$39,848	$1,096,353	$1,136,201
Second-lien senior secured debt investments	—	35,613	619,724	655,337
Subtotal	$—	$75,461	$1,716,077	$1,791,538
Investments measured at NAV(1)	—	—	(49)	(49)
Total Investments at fair value	$—	$75,461	$1,716,028	$1,791,489

________________

(1) Includes equity investments in Sebago Lake.

	Fair Value Hierarchy as of December 31, 2016
($ in thousands)	Level 1	Level 2	Level 3	Total
First-lien senior secured debt investments	$—	$—	$574,776	$574,776
Second-lien senior secured debt investments	—	35,393	357,230	392,623
Total Investments at fair value	$—	$35,393	$932,006	$967,399

Owl Rock Capital Corporation

Notes to Consolidated Financial Statements (Unaudited) – Continued

The following tables present changes in the fair value of investments for which Level 3 inputs were used to determine the fair value as of and for the three and six months ended June 30, 2017 :

	As of and for the Three Months Ended June 30, 2017
	First-lien senior secured debt investments	Second-lien senior secured debt investments	Total
Fair value, beginning of period	$641,048	$410,128	$1,051,176
Purchases of investments, net	484,840	279,736	764,576
Proceeds from investments, net	(37,600)	(70,290)	(107,890)
Net change in unrealized gain	1,007	(126)	881
Net amortization of discount on investments	1,013	276	1,289
Transfers into (out of) Level 3(1)	6,045	—	6,045
Fair value, end of period	$1,096,353	$619,724	$1,716,077

________________

(1)	Transfers between levels, if any, are recognized at the beginning of the quarter in which the transfers occur.

	As of and for the Six Months Ended June 30, 2017
($ in thousands)	First-lien senior secured debt investments	Second-lien senior secured debt investments	Total
Fair value, beginning of period	$574,776	$357,230	$932,006
Purchases of investments, net	638,212	332,476	970,688
Proceeds from investments, net	(124,376)	(70,289)	(194,665)
Net change in unrealized gain	5,817	(168)	5,649
Net amortization of discount on investments	1,924	475	2,399
Transfers into (out of) Level 3(1)	—	—	—
Fair value, end of period	$1,096,353	$619,724	$1,716,077

________________

(1)	Transfers between levels, if any, are recognized at the beginning of the quarter in which the transfers occur.

The following tables present changes in the fair value of investments for which Level 3 inputs were used to determine the fair value as of and for the three and six months ended June 30, 2016:

	As of and for the Three Months Ended June 30, 2016
	First-lien senior secured debt investments	Second-lien senior secured debt investments	Total
Fair value, beginning of period	$—	$—	$—
Purchases of investments, net	39,300	262,810	302,110
Proceeds from investments, net	—	(83,950)	(83,950)
Net change in unrealized gain	518	—	518
Net amortization of discount on investments	7	—	7
Transfers into (out of) Level 3(1)	—	—	—
Fair value, end of period	$39,825	$178,860	$218,685

________________

(1)	Transfers between levels, if any, are recognized at the beginning of the quarter in which the transfers occur.

Owl Rock Capital Corporation

Notes to Consolidated Financial Statements (Unaudited) – Continued

	As of and for the Six Months Ended June 30, 2016
	First-lien senior secured debt investments	Second-lien senior secured debt investments	Total
Fair value, beginning of period	$—	$—	$—
Purchases of investments, net	39,300	262,810	302,110
Proceeds from investments, net	—	(83,950)	(83,950)
Net change in unrealized gain	518	—	518
Net amortization of discount on investments	7	—	7
Transfers into (out of) Level 3(1)	—	—	—
Fair value, end of period	$39,825	$178,860	$218,685

________________

(1)	Transfers between levels, if any, are recognized at the beginning of the quarter in which the transfers occur.

The following tables present information with respect to net change in unrealized gains on investments for which Level 3 inputs were used in determining the fair value that are still held by the Company at June 30, 2017 and 2016:

($ in thousands)	Net change in unrealized gain for the Three Months Ended June 30, 2017 on Investments Held at June 30, 2017	Net change in unrealized gain for the Three Months Ended June 30, 2016 on Investments Held at June 30, 2016
First-lien senior secured debt investments	$1,007	$518
Second-lien senior secured debt investments	(126)	—
Total Investments	$881	$518

($ in thousands)	Net change in unrealized gain for the Six Months Ended June 30, 2017 on Investments Held at June 30, 2017	Net change in unrealized gain for the Six Months Ended June 30, 2016 on Investments Held at June 30, 2016
First-lien senior secured debt investments	$6,043	$518
Second-lien senior secured debt investments	(168)	—
Total Investments	$5,875	$518

Owl Rock Capital Corporation

Notes to Consolidated Financial Statements (Unaudited) – Continued

The following tables present quantitative information about the significant unobservable inputs of the Company’s Level 3 investments as of June 30, 2017 and December 31, 2016. The tables are not intended to be all-inclusive but instead capture the significant unobservable inputs relevant to the Company’s determination of fair value.

	As of June 30, 2017
($ in thousands)	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)	Impact to Valuation from an Increase in Input
First-lien senior secured debt investments	$543,964	Recent Transaction	Transaction Price	98.0-100.0 (98.8)	Increase
	552,389	Yield Analysis	Market Yield	6.9%-10.2% (8.8%)	Decrease
Second-lien senior secured debt investments	$208,155	Recent Transaction	Transaction Price	97.5-99.0 (98.7)	Increase
	411,569	Yield Analysis	Market Yield	10.7%-13.8% (12.0%)	Decrease

	As of December 31, 2016
($ in thousands)	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)	Impact to Valuation from an Increase in Input
First-lien senior secured debt investments(1)	$298,954	Recent Transaction	Transaction Price	97.5-99.0 (98.4)	Increase
	260,785	Yield Analysis	Market Yield	7.1%-9.9% (9.1%)	Decrease
Second-lien senior secured debt investments	$93,425	Recent Transaction	Transaction Price	98.0-98.5 (98.3)	Increase
	263,805	Yield Analysis	Market Yield	10.8%-12.9% (11.4%)	Decrease

________________

(1)	Excludes an investment at fair value amounting to $15,037, which the Company valued using indicative bid prices obtained from broker dealers.

The Company typically determines the fair value of its performing Level 3 debt investments utilizing a yield analysis. In a yield analysis, a price is ascribed for each investment based upon an assessment of current and expected market yields for similar investments and risk profiles. Additional consideration is given to the expected life, portfolio company performance since close, and other terms and risks associated with an investment. Among other factors, a determinant of risk is the amount of leverage used by the portfolio company relative to its total enterprise value, and the rights and remedies of the Company’s investment within the portfolio company’s capital structure.

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

Owl Rock Capital Corporation

Notes to Consolidated Financial Statements (Unaudited) – Continued

Financial Instruments Not Carried at Fair Value

The fair value of the Company’s credit facilities, which are categorized as Level 3 within the fair value hierarchy as of June 30, 2017 and December 31, 2016, approximates their carrying value.

The carrying amounts of the Company’s assets and liabilities, other than investments at fair value, approximate fair value due to their short maturities.

Note 6. Debt

In accordance with the 1940 Act, with certain limitations, the Company is allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 200% after such borrowing. As of June 30, 2017 and December 31, 2016, the Company’s asset coverage was 235% and 237%, respectively.

Debt obligations consisted of the following as of June 30, 2017 and December 31, 2016:

	June 30, 2017
($ in thousands)	Aggregate Principal Committed	Outstanding Principal	Amount Available(1)	Net Carrying Value(2)
Subscription Credit Facility	$700,000	$641,000	$59,000	$637,654
Revolving Credit Facility	400,000	162,000	238,000	158,459
Total Debt	$1,100,000	$803,000	$297,000	$796,113

________________

(1)	The amount available reflects any limitations related to each credit facility’s borrowing base.
(2)	The carrying value of the Company’s Subscription Credit Facility and Revolving Credit Facility are presented net of deferred financing costs of $3.3 million and $3.5 million, respectively.

	December 31, 2016
($ in thousands)	Aggregate Principal Committed	Outstanding Principal	Amount Available(1)	Net Carrying Value(2)
Subscription Credit Facility	$500,000	$495,000	$5,000	$491,906
Total Debt	$500,000	$495,000	$5,000	$491,906

________________

(1)	The amount available reflects any limitations related to the credit facility’s borrowing base.
(2)	The carrying value of the Company’s Subscription Credit Facility is presented net of deferred financing costs of $3.1 million.

For the three months ended June 30, 2017, the components of interest expense were as follows:

	Three Months Ended		Six Months Ended
($ in thousands)	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
Interest expense	$4,564	$—	$7,075	$—
Amortization of debt issuance costs	665	—	1,183	—
Total Interest Expense	$5,229	$—	$8,258	$—
Average interest rate	2.73%	0.00%	2.59%	0.00%
Average daily borrowings	593,374	-	468,262	-

The Company entered into credit facilities subsequent to the three and six months ended June 30, 2016, and therefore there was no interest expense for the three and six months ended June 30, 2016.

Owl Rock Capital Corporation

Notes to Consolidated Financial Statements (Unaudited) – Continued

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

The Revolving Credit Facility is guaranteed by OR Lending LLC, a subsidiary of the Company, and will be guaranteed by certain domestic subsidiaries of the Company that are formed or acquired by the Company in the future (collectively, the “Guarantors”). Proceeds of the Revolving Credit Facility may be used for general corporate purposes, including the funding of portfolio investments.

Owl Rock Capital Corporation

Notes to Consolidated Financial Statements (Unaudited) – Continued

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

Note 7. Commitments and Contingencies

Portfolio Company Commitments

From time to time, the Company may enter into commitments to fund investments. As of June 30, 2017 and December 31, 2016, the Company had the following outstanding commitments to fund investments in current portfolio companies:

Portfolio Company	Investment	June 30, 2017	December 31, 2016
($ in thousands)
Dominion Web Solutions, LLC	First lien senior secured revolving loan	$5,769	$—
Geodigm Corporation	First lien senior secured delayed draw term loan	8,888	—
PetVet Care Centers, LLC	First lien senior secured revolving loan	2,778	—
PetVet Care Centers, LLC	First lien senior secured delayed draw term loan	14,700	—
QC Supply, LLC	First lien senior secured revolving loan	2,981	20,372
QC Supply, LLC	First lien senior secured delayed draw term loan	16,563	—
SABA Software, Inc.	First lien senior secured revolving loan	4,950	—
Total Portfolio Company Commitments		$56,629	$20,372

The Company maintains sufficient capacity to cover outstanding unfunded portfolio company commitments that the Company may be required to fund.

Other Commitments and Contingencies

As of June 30, 2017, the Company had $3.2 billion in total Capital Commitments from investors ($2.1 billion unfunded), of which $112.4 million is from executives of the Adviser ($63.5 million unfunded). These unfunded Capital Commitments will no longer remain in effect following the completion of an initial public offering of the Company’s common stock.

As of December 31, 2016, the Company had $2.3 billion in total Capital Commitments from investors ($1.6 billion unfunded), of which $112.4 million is from executives of the Adviser ($63.8 million unfunded). These unfunded Capital Commitments will no longer remain in effect following the completion of an initial public offering of the Company’s common stock.

From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of its business. At June 30, 2017, management is not aware of any pending or threatened litigation.

Owl Rock Capital Corporation

Notes to Consolidated Financial Statements (Unaudited) – Continued

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

During the six months ended June 30, 2017, the Company delivered the following capital call notices to investors:

Capital Drawdown Notice Date	Common Share Issuance Date	Number of Common Shares Issued	Aggregate Offering Price ($ in millions)
April 14, 2017	April 28, 2017	6,600,659	$100.0
May 11, 2017	May 24, 2017	8,350,033	125.0
May 26, 2017	June 9, 2017	9,966,778	150.0
Total		24,917,470	$375.0

During the six months ended June 30, 2016, the Company delivered the following capital call notices to its investors:

Capital Drawdown Notice Date	Common Share Issuance Date	Number of Common Shares Issued	Aggregate Offering Price ($ in millions)
March 17, 2016	March 30, 2016	3,333,344	$50.0
March 30, 2016	April 12, 2016	17,214	0.3
May 26, 2016	June 10, 2016	20,979,021	300.0
June 16, 2016	June 29, 2016	5,244,760	75.0
Total		29,574,339	$425.3

Distributions

The following table reflects the distributions declared on shares of the Company’s common stock during the six months ended June 30, 2017:

Date Declared	Record Date	Payment Date	Distribution per Share
March 7, 2017	March 7, 2017	March 15, 2017	0.19
May 9, 2017	May 9, 2017	May 15, 2017	0.24

The distributions declared during the six months ended June 30, 2017 were derived from net investment income, determined on a tax basis.

On August 8, 2017, the Board declared a distribution of $18.5 million for shareholders of record on August 8, 2017, payable on August 15, 2017.

The Board did not declare a distribution for the six months ended June 30, 2016.

Owl Rock Capital Corporation

Notes to Consolidated Financial Statements (Unaudited) – Continued

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

The following table reflects the common stock issued pursuant to the dividend reinvestment plan during the three and six months ended June 30, 2017:

Date Declared	Record Date	Payment Date	Shares
March 7, 2017	March 7, 2017	March 15, 2017	270,178
May 9, 2017	May 9, 2017	May 15, 2017	504,892

Repurchase Offers

The Company offered to repurchase up to $50 million of issued and outstanding shares of common stock at a purchase price of $15.09 per share. The offer to repurchase commenced on March 15, 2017 and expired on April 11, 2017. No shares were repurchased in connection with the tender offer.

Note 9. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per common share:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
($ in thousands)	2017	2016	2017	2016
Increase (decrease) in net assets resulting from operations	$20,052	$(2,079)	$38,269	$(4,398)
Weighted average shares of common stock outstanding—basic and diluted	56,902,859	8,305,159	51,424,041	6,249,502
Earnings per common share-basic and diluted	$0.35	$(0.25)	$0.74	$(0.70)

Owl Rock Capital Corporation

Notes to Consolidated Financial Statements (Unaudited) – Continued

Note 10. Financial Highlights

The following are the financial highlights for a common share outstanding during the six months ended June 30, 2017 and 2016:

	For the Six Months Ended June 30,
(amounts in thousands, except share and per share data)	2017	2016
Per Share Data
Net asset value, beginning of period	14.85	$—
Net investment income (loss)(1)	0.62	(0.78)
Net unrealized gains	0.11	0.08
Total from operations	0.73	(0.70)
Issuance of common shares	0.00	14.93
Distributions declared from net investment income(2)	(0.43)	—
Total increase in net assets	0.30	14.23
Net asset value, end of period	$15.15	$14.23
Shares outstanding, end of period	71,525,853	29,574,439
Total Return(3)	5.0%	(5.1)%
Ratios / Supplemental Data
Ratio of total expenses to average net assets(4)	6.3%	11.0%
Ratio of net investment income (loss) to average net assets(4)	8.4%	(9.6)%
Net assets, end of period	$1,083,906	$420,862
Weighted-average shares outstanding	51,424,041	6,249,502
Total capital commitments, end of period	$3,185,997	$973,250
Ratios of total contributed capital to total committed capital, end of period	32.7%	43.7%
Portfolio turnover rate	3.9%	—%
Year of formation	2015	2015

________________

(1)	The per share data was derived by using the weighted average shares outstanding during the period.
(2)	The per share data was derived using actual shares outstanding at the date of the relevant transaction.
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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The information contained in this section should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this report. This discussion contains forward-looking statements, which relate to future events or the future performance or financial condition of Owl Rock Capital Corporation and involves numerous risks and uncertainties. This discussion also should be read in conjunction with the “Cautionary Statement Regarding Forward Looking Statements” set forth on page 2 of this Quarterly Report on Form 10-Q. Actual results could differ materially from those implied or expressed in any forward-looking statements.

Overview

Owl Rock Capital Corporation (the “Company”, “we”, “us” or “our”) is a Maryland corporation formed on October 15, 2015. We were formed primarily to originate and make loans to, and make debt and equity investments in, U.S. middle market companies. We may invest in senior secured or unsecured loans, subordinated loans or mezzanine loans and, to a lesser extent, equity-related securities including warrants, preferred stock and similar forms of senior equity, which may or may not be convertible into a portfolio company’s common equity. Our investment objective is to generate current income, and to a lesser extent, capital appreciation by targeting investment opportunities with favorable risk-adjusted returns.

We are managed by Owl Rock Capital Advisors LLC (the “Adviser”). The Adviser is registered with the SEC as an investment adviser under the Investment Advisers Act of 1940. Subject to the overall supervision of our Board of Directors (the “Board”), the Adviser manages our day-to-day operations, and provides investment advisory and management services to us. The Adviser or its affiliates may engage in certain origination activities and receive attendant arrangement, structuring or similar fees. The Adviser is responsible for managing our business and activities, including sourcing investment opportunities, conducting research, performing diligence on potential investments, structuring our investments, and monitoring our portfolio companies on an ongoing basis through a team of investment professionals. The Board consists of seven directors, four of whom are independent.

We conduct private offerings (each, a “Private Offering”) of our common shares to accredited investors in reliance on exemptions from the registration requirements of the Securities Act of 1933, as amended. At the closing of each Private Offering, each investor makes a Capital Commitment to purchase shares of our common stock pursuant to a subscription agreement entered into with the Company. Investors are required to fund drawdowns to purchase shares of our common stock up to the amount of their respective Capital Commitment on an as-needed basis each time we deliver a drawdown notice to our investors. The initial closing of the Private Offering occurred on March 3, 2016 (the "Initial Closing"). As of June 30, 2017, we had $3.2 billion in total Capital Commitments from investors.  If we have not consummated a listing of our common stock on a national securities exchange (an "Exchange Listing") by the five-year anniversary of the Initial Closing, subject to extension for two additional one-year periods, in the sole discretion of the Board, the Board (subject to any necessary shareholder approvals and applicable requirements of the 1940 Act) will use its commercially reasonable efforts to wind down and/or liquidate and dissolve the Company in an orderly manner.

Placement activities will be conducted by our officers and the Adviser. In addition, we have entered and may enter into additional agreements with placement agents or broker-dealers to solicit investor capital commitments (“Capital Commitments”). In addition, the Company and the Adviser have entered into a dealer manager agreement with Owl Rock Securities and certain participating broker-dealers to solicit Capital Commitments. Fees paid pursuant to these agreements will be paid by our Adviser.

The Adviser also serves as investment adviser to Owl Rock Capital Corporation II. Owl Rock Capital Corporation II is a corporation formed under the laws of the State of Maryland that, like us, has elected to be treated as a business development company (“BDC”) under the Investment Company Act of 1940 (the “1940 Act”). Owl Rock Capital Corporation II’s investment objective is similar to ours, which is to generate current income, and to a lesser extent, capital appreciation by targeting investment opportunities with favorable risk-adjusted returns. On April 4, 2017, Owl Rock Capital Corporation II received subscription agreements totaling $10.0 million for the purchase of shares of its common stock from a private placement from certain individuals and entities affiliated with the Adviser, met its minimum offering requirement of $2.5 million, and issued 277,778 shares of common stock.  The purchase price of the shares was $9.00 per share, which represents the initial public offering of $9.47 per share, net of the selling commission and dealer manager fees. In April 2017, the Owl Rock Capital Corporation II made its first portfolio company investment. As of June 30, 2017, Owl Rock Capital Corporation II had raised gross proceeds of approximately $18.3 million, including seed capital contributed by our Adviser in September 2016 and approximately $10.0 million in gross proceeds raised from certain individuals and entities affiliated with the Adviser.

We may be prohibited under the 1940 Act from conducting certain transactions with our affiliates without the prior approval of our directors who are not interested persons and, in some cases, the prior approval of the SEC.  We, our Adviser and certain affiliates have been granted exemptive relief by the SEC to permit us to co-invest with other funds managed by our Adviser or its affiliates, including Owl Rock Capital Corporation II, in a manner consistent with our investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors. Pursuant to such exemptive relief, we generally are permitted to co-invest with certain of our affiliates if a “required majority” (as defined in Section 57(o) of the 1940 Act) of our independent directors make certain conclusions in connection with a co-investment transaction, including that (1) the terms of the transactions, including the consideration to be paid, are reasonable and fair to us and our shareholders and do not involve overreaching by us or our shareholders on the part of any person concerned, (2) the transaction is consistent with the interests of our shareholders and is consistent with our investment objective and strategies, and (3) the investment by our affiliates would not disadvantage us, and our participation would not be on a basis different from or less advantageous than that on which our affiliates are investing. Our Adviser’s investment allocation policy incorporates the conditions of the exemptive relief. As a result of the exemptive relief, there could be significant overlap in our investment portfolio and the investment portfolios of Owl Rock Capital Corporation II and/or other funds established by the Adviser that could avail themselves of the exemptive relief.

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

Our Investment Framework

We are a Maryland corporation organized primarily to originate and make loans to, and make debt and equity investments in, U.S. middle market companies. Our investment objective is to generate current income, and to a lesser extent, capital appreciation by targeting investment opportunities with favorable risk-adjusted returns. Since our Adviser began investment activities in April 2016 through June 30, 2017, our Adviser has originated $2.3 billion aggregate principal amount of investments, of which $1.9 billion of aggregate principal amount of investments, prior to any subsequent exits or repayments, was retained by entities advised by our Adviser. We seek to generate current income primarily in U.S. middle market companies through direct originations of senior secured loans or originations of unsecured loans, subordinated loans or mezzanine loans and, to a lesser extent, investments in equity-related securities including warrants, preferred stock and similar forms of senior equity.

We define “middle market companies” generally to mean companies with earnings before interest expense, income tax expense, depreciation and amortization, or “EBITDA,” between $10 million and $250 million annually and/or annual revenue of $50 million to $2.5 billion at the time of investment, although we may on occasion invest in smaller or larger companies if an opportunity presents itself.

As of June 30, 2017, our average investment size in each of our portfolio companies was approximately $56.0 million based on fair value (excluding the investment in Sebago Lake LLC, (“Sebago Lake”)). As of June 30, 2017, our portfolio companies had weighted average annual revenue of $754 million and weighted average annual EBITDA of $101 million.

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

Revenues

We generate revenues primarily in the form of interest income from the investments we hold. In addition, we may generate income from dividends on either direct equity investments or equity interests obtained in connection with originating loans, such as options, warrants or conversion rights. Our debt investments typically have a term of three to ten years. As of June 30, 2017, 96.9% of our debt investments based on fair value bear interest at a floating rate, subject to interest rate floors. Interest on our debt investments is generally payable either monthly or quarterly.

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

Except as specifically provided below, all investment professionals and staff of the Adviser, when and to the extent engaged in providing investment advisory and management services to us, the base compensation, bonus and benefits, and the routine overhead expenses of such personnel allocable to such services, are provided and paid for by the Adviser. We bear our allocable portion of the compensation paid by the Adviser (or its affiliates) to our Chief Compliance Officer and Chief Financial Officer and their respective staffs (based on a percentage of time such individuals devote, on an estimated basis, to our business affairs). We bear all other costs and expenses of our operations, administration and transactions, including, but not limited to (i) investment advisory fees, including management fees and incentive fees, to the Adviser, pursuant to the Investment Advisory Agreement; (ii) our allocable portion of overhead and other expenses incurred by the Adviser in performing its administrative obligations under the Administrative Agreement; and (iii) all other expenses of its operations and transactions including, without limitation, those relating to:

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

We expect, but cannot assure, that our general and administrative expenses will increase in dollar terms during periods of asset growth, but will decline as a percentage of total assets during such periods.

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

The Middle Market is a Large Addressable Market. According to GE Capital’s National Center for the Middle Market 1st Quarter 2017 Middle Market Indicator, there are approximately 200,000 U.S. middle market companies, which have approximately 47.9 million aggregate employees. Moreover, the U.S. middle market accounts for approximately $5.9 trillion of private sector gross domestic product (“GDP”) which, measured on a global scale, would be the third largest global economy. GE defines U.S. middle market companies as those between $10 million and $1 billion in annual revenue, which we believe has significant overlap with our definition of U.S. middle market companies.

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

Portfolio and Investment Activity

As of June 30, 2017, based on fair value, our portfolio consisted of 63.4% first lien senior secured debt investments and 36.6% second lien senior secured debt investments.

As of June 30, 2017, our weighted average total yield of debt and income producing securities at fair value was 8.8%, and our weighted average total yield of debt and income producing securities at amortized cost was 8.9%.

As of June 30, 2017 we had investments in 33 portfolio companies with an aggregate fair value of $1.8 billion.

Our investment activity for the three months ended June 30, 2017 and 2016 is presented below (information presented herein is at par value unless otherwise indicated).

	Three Months Ended June 30,
($ in thousands)	2017	2016
New investment commitments:
Gross originations	$863,263	$307,000
Less: Sell downs	(144,875)	(85,000)
Total new investment commitments	$718,388	$222,000
Principal amount of investments funded:
First-lien senior secured debt investments	$470,141	$40,000
Second-lien senior secured debt investments	211,000	182,000
Total principal amount of investments funded	$681,141	$222,000
Principal amount of investments sold or repaid:
First-lien senior secured debt investments	$(15,000)	$—
Second-lien senior secured debt investments	—	—
Total principal amount of investments sold or repaid	$(15,000)	$—
Number of new investment commitments in new portfolio companies(1)	10	6
Average new investment commitment amount	$65,239	$37,000
Weighted average term for new investment commitments (in years)	6.2	6.5
Percentage of new debt investment commitments at floating rates	100.0%	100.0%
Percentage of new debt investment commitments at fixed rates	—%	—%
Weighted average interest rate of new investment commitments	7.7%	9.3%
Weighted average spread over LIBOR of new floating rate investment commitments	6.7%	8.3%

________________

(1)	Number of new investment commitments represents commitments to a particular portfolio company.

As of June 30, 2017 and December 31, 2016, our investments consisted of the following:

	June 30, 2017		December 31, 2016
($ in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
First-lien senior secured debt investments	$1,126,009	$1,136,201	$570,806	$574,776
Second-lien senior secured debt investments	651,639	655,337	388,962	392,623
Investment funds and vehicles(1)	—	(49)	—	—
Total Investments	$1,777,648	$1,791,489	$959,768	$967,399

________________

(1)	Includes investment in Sebago Lake, LLC.

The table below describes investments by industry composition based on fair value as of June 30, 2017 and December 31, 2016:

	June 30, 2017	December 31, 2016
Advertising and media	4.5%	8.3%
Aerospace and defense	2.8	5.1
Buildings and real estate	6.9	—
Business services	9.6	6.6
Consumer products	6.4	—
Distribution	13.9	22.2
Energy equipment and services	5.5	—
Food and beverage	11.0	20.1
Healthcare and pharmaceuticals	2.7	5.1
Healthcare equipment and services	10.2	6.2
Human resource support services	2.5	—
Infrastructure and environmental services	4.2	6.6
Insurance	1.9	3.6
Internet software and services	6.8	3.0
Investment funds and vehicles(1)	0	—
Leisure and entertainment	2.0	3.7
Manufacturing	2.8	1.6
Professional services	4.3	7.9
Specialty retail	2.0	—
Total	100.0%	100.0%

________________

(1)	Includes investment in Sebago Lake, LLC.

The table below describes investments by geographic composition based on fair value as of June 30, 2017 and December 31, 2016:

	June 30, 2017	December 31, 2016
United States:
Midwest	23.0%	25.8%
Northeast	22.2	28.8
South	33.2	29.6
West	17.7	12.9
Canada	3.9	2.9
Total	100.0%	100.0%

The weighted average yields and interest rate of our debt investments at fair value as of June 30, 2017 and December 31, 2016 were as follows:

	June 30, 2017	December 31, 2016
Weighted average total yield of debt and income producing securities	8.8%	9.0%
Weighted average interest rate of debt and income producing securities	8.5%	8.5%
Weighted average spread over LIBOR of all floating rate investments	7.2%	7.4%

The weighted average yield of our debt investments is not the same as a return on investment for our shareholders but, rather, relates to a portion of our investment portfolio and is calculated before the payment of all of our and our subsidiaries’ fees and expenses. The weighted average yield was computed using the effective interest rates as of each respective date, including accretion of original issue discount and loan origination fees, but excluding investments on non-accrual status, if any. There can be no assurance that the weighted average yield will remain at its current level.

Our Adviser monitors our portfolio companies on an ongoing basis. It monitors the financial trends of each portfolio company to determine if they are meeting their respective business plans and to assess the appropriate course of action with respect to each portfolio company. Our Adviser has several methods of evaluating and monitoring the performance and fair value of our investments, which may include the following:

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

As part of the monitoring process, our Adviser employs an investment rating system to categorize our investments.  In addition to various risk management and monitoring tools, our Adviser rates the credit risk of all investments on a scale of 1 to 5. This system is intended primarily to reflect the underlying risk of a portfolio investment relative to our initial cost basis in respect of such portfolio investment (i.e., at the time of origination or acquisition), although it may also take into account the performance of the portfolio company’s business, the collateral coverage of the investment and other relevant factors. The rating system is as follows:

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

The following table shows the composition of our portfolio on the 1 to 5 rating scale as of June 30, 2017 and December 31, 2016.

	June 30, 2017		December 31, 2016
Investment Rating	Investments at Fair Value ($ in thousands)	Percentage of Total Portfolio	Investments at Fair Value ($ in thousands)	Percentage of Total Portfolio
1	$—	—%	$—	—%
2	1,719,114	96.0	967,399	100.0
3	72,375	4.0	—	—
4	—	—	—	—
5	—	—	—	—
Total	$1,791,489	100.0%	$967,399	100.0%

The following table shows the amortized cost of our performing and non-accrual debt investments as of June 30, 2017 and December 31, 2016:

	June 30, 2017		December 31, 2016
($ in thousands)	Amortized Cost	Percentage	Amortized Cost	Percentage
Performing	$1,777,648	100.0%	$959,768	100.0%
Non-accrual	—	—	—	—
Total	$1,777,648	100.0%	$959,768	100.0%

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

Sebago Lake LLC

Sebago Lake, an unconsolidated Delaware limited liability company, was formed and commenced operations on June 20, 2017. We invest together with The Regents of the University of California (“Regents”) through Sebago Lake. Sebago Lake’s principal purpose is to make investments, primarily in senior secured loans that are made to middle-market companies or in broadly syndicated loans. Each of us and Regents (the “Members”) has a 50% economic ownership in Sebago Lake. It is anticipated that each of the members will contribute up to $100 million, respectively, to Sebago Lake. As of June 30, 2017, the Members had yet to fund any portion of their respective subscriptions. Sebago Lake is managed by the Members, each of which has equal voting rights.  Investment decisions must be approved by each of the Members.

We have determined that Sebago Lake is an investment company under ASC 946, however, in accordance with such guidance, we will generally not consolidate our investment in a company other than a wholly owned investment company subsidiary or a controlled operating company whose business consists of providing services to us. Accordingly, we do not consolidate our non-controlling interest in Sebago Lake.

Results of Operations

The following table represents the operating results for the three and six months ended June 30, 2017 and 2016. We were initially capitalized on March 1, 2016 and commenced operations on March 3, 2016.

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2017	2016	2017	2016
Total Investment Income	$32.8	$0.6	$56.2	$0.6
Less: Expenses	13.5	3.2	24.1	5.5
Net Investment Income (Loss) Before Taxes	19.3	(2.6)	32.1	(4.9)
Less: Income taxes, including excise taxes	0.0	—	0.0	—
Net Investment Income (Loss) After Taxes	19.3	(2.6)	32.1	(4.9)
Net change in unrealized gains	0.8	0.5	6.2	0.5
Net Increase (Decrease) in Net Assets Resulting from Operations	$20.1	$(2.1)	$38.3	$(4.4)

Net increase (decrease) in net assets resulting from operations can vary from period to period as a result of various factors, including the level of new investment commitments, expenses, the recognition of realized gains and losses and changes in unrealized appreciation and depreciation on the investment portfolio. Additionally, we were initially capitalized on March 1, 2016 and commenced investing activities in April 2016. As a result, comparisons may not be meaningful.

Investment Income

Investment income for the three and six months ended June 30, 2017 and 2016, were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2017	2016	2017	2016
Interest from investments	$31.8	$0.6	$55.0	$0.6
Other income	1.0	—	1.2	—
Total investment income	$32.8	$0.6	$56.2	$0.6

For the Three Months Ended June 30, 2017 and 2016

Investment income increased to $32.8 million for the three months ended June 30, 2017 from $0.6 for the three months ended June 30, 2016 due to increase in interest income as a result of an increase in our investment portfolio and other income earned during the three months ended June 30, 2017.

For the Six Months Ended June 30, 2017 and 2016

Investment income increased to $56.2 million for the six months ended June 30, 2017 from $0.6 for the six months ended June 30, 2016 due to increase in interest income as a result of an increase in our investment portfolio and other income earned during the six months ended June 30, 2017.

Expenses

Expenses for the three and six months ended June 30, 2017 and 2016 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2017	2016	2017	2016
Initial organization	$—	$—	$—	$1.2
Interest expense	5.2	—	8.3	—
Management fees	6.3	1.6	11.3	2.2
Professional fees	1.2	0.9	2.4	1.2
Directors’ fees	0.1	0.1	0.2	0.1
Other general and administrative	0.7	0.6	1.9	0.8
Total expenses	$13.5	$3.2	$24.1	$5.5

Under the terms of the Administration Agreement, we reimburse the Adviser for services performed for us. In addition, pursuant to the terms of the Administration Agreement, the Adviser may delegate its obligations under the Administration Agreement to an affiliate or to a third party and we reimburse the Adviser for any services performed for us by such affiliate or third party.

For the Three Months Ended June 30, 2017 and 2016

Total expenses increased by $10.3 million for the three months ended June 30, 2016 to the three months ended June 30, 2017 due to an increase in management fees, interest expense and other expenses of $4.7 million, $5.2 million and $0.1 million, respectively.

For the Six Months Ended June 30, 2017 and 2016

Total expenses increased by $18.6 million for the six months ended June 30, 2016 to the six months ended June 30, 2017 due to an increase in management fees, interest expense and other expenses of $9.1 million, $8.3 million and $2.4 million, respectively, partially offset by initial organization expenses incurred during the six months ended June 2016 of $1.2 million.

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

For the three and six months ended June 30, 2017, we recorded an expense of $0.02 million for U.S. federal excise tax. For the three and six months ended June 30, 2016, there was no accrued U.S. federal excise tax.

Net Unrealized Gains on Investments

We fair value our portfolio investments quarterly and any changes in fair value are recorded as unrealized gains or losses.  During the three and six months ended June 30, 2017, net unrealized gains on our investment portfolio were comprised of the following:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
($ in millions)	2017	2016	2017	2016
Net unrealized gains on investments	$0.8	$0.5	$6.2	$0.5
Net unrealized gains on investments	$0.8	$0.5	$6.2	$0.5

Financial Condition, Liquidity and Capital Resources

Our liquidity and capital resources are generated primarily from the proceeds of capital drawdowns of our privately placed Capital Commitments, cash flows from interest, dividends and fees earned from our investments and principal repayments, and our credit facilities. The primary uses of our cash and cash equivalents are for (i) investments in portfolio companies and other investments and to comply with certain portfolio diversification requirements, (ii) the cost of operations (including paying our Adviser), (iii) debt service, repayment and other financing costs of any borrowings and (iv) cash distributions to the holders of our shares.

We may from time to time enter into additional debt facilities, increase the size of our existing credit facilities or issue debt securities. Any such incurrence or issuance would be subject to prevailing market conditions, our liquidity requirements, contractual and regulatory restrictions and other factors. In accordance with the 1940 Act, with certain limited exceptions, we are only allowed to incur borrowings, issue debt securities or issue preferred stock, if immediately after the borrowing or issuance, the ratio of total assets (less total liabilities other than indebtedness) to total indebtedness plus preferred stock, is at least 200%. As of June 30, 2017, our asset coverage ratio was 235%. We seek to carefully consider our unfunded commitments for the purpose of planning our ongoing financial leverage. Further, we maintain sufficient borrowing capacity within the 200% asset coverage limitation to cover any outstanding unfunded commitments we are required to fund.

Cash and cash equivalents as of June 30, 2017, taken together with our uncalled Capital Commitments of $2.1 billion, is expected to be sufficient for our investing activities and to conduct our operations in the near term. As of June 30, 2017, we had $297.0 million available under our credit facilities.

As of June 30, 2017, we had $90.6 million in cash and cash equivalents. During the six months ended June 30, 2017, we used $786.4 million in cash for operating activities, primarily as a result of funding portfolio investments of $1,009.1 million, partially offset by sells downs of $194.9 million, and other operating activity of $27.8 million. Lastly, cash provided by financing activities was $667.6 million during the period, which was the result of proceeds from net borrowings on our credit facilities, net of debt issuance costs, of $303.0 million and proceeds from the issuance of shares of $375.0 million, partially offset by distributions and offering costs paid of $9.9 million and $0.5 million, respectively.

Equity

Subscriptions and Drawdowns

In connection with our formation, we have the authority to issue 500,000,000 common shares at $0.01 per share par value.

On March 1, 2016, we issued 100 common shares for $1,500 to the Adviser.

We have entered into subscription agreements (the “Subscription Agreements”) with investors providing for the private placement of our common shares. Under the terms of the Subscription Agreements, investors are required to fund drawdowns to purchase our common shares up to the amount of their respective Capital Commitment on an as-needed basis each time we deliver a drawdown notice to its investors.

During the six months ended June 30, 2017, we delivered the following capital call notices to our investors:

Capital Drawdown Notice Date	Common Share Issuance Date	Number of Common Shares Issued	Aggregate Offering Price ($ in millions)
April 14, 2017	April 28, 2017	6,600,659	$100.0
May 11, 2017	May 24, 2017	8,350,033	125.0
May 26, 2017	June 9, 2017	9,966,778	150.0
Total		24,917,470	$375.0

During the three and six months ended June 30, 2016, we delivered the following capital call notices to our investors:

Capital Drawdown Notice Date	Common Share Issuance Date	Number of Common Shares Issued	Aggregate Offering Price ($ in millions)
March 17, 2016	March 30, 2016	3,333,344	$50.0
March 30, 2016	April 12, 2016	17,214	0.3
May 26, 2016	June 10, 2016	20,979,021	300.0
June 16, 2016	June 29, 2016	5,244,760	75.0
Total		29,574,339	$425.3

Distributions

The following table reflects the distributions declared on shares of our common stock during the three and six months ended June 30, 2017:

Date Declared	Record Date	Payment Date	Distribution per Share
March 7, 2017	March 7, 2017	March 15, 2017	0.19
May 9, 2017	May 9, 2017	May 15, 2017	0.24

The distributions declared during the six months ended June 30, 2017 were derived from net investment income, determined on a tax basis.

On August 8, 2017, our Board declared a distribution of $18.5 million for shareholders of record on August 8, 2017, payable on August 15, 2017.

Our Board did not declare a distribution for the three and six months ended June 30, 2016.

Dividend Reinvestment

With respect to distributions, we have adopted an “opt out” dividend reinvestment plan for common shareholders. As a result, in the event of a declared distribution, each shareholder that has not “opted out” of the dividend reinvestment plan will have their dividends or distributions automatically reinvested in additional shares of our common stock rather than receiving cash distributions. Shareholders who receive distributions in the form of shares of common stock will be subject to the same U.S. federal, state and local tax consequences as if they received cash distributions.

The following table reflects the common stock issued pursuant to the dividend reinvestment plan during the three and six months ended June 30, 2017:

Date Declared	Record Date	Payment Date	Shares
March 7, 2017	March 7, 2017	March 15, 2017	270,178
May 9, 2017	May 9, 2017	May 15, 2017	504,892

Repurchase Offers

We offered to repurchase up to $50 million of issued and outstanding shares of common stock at a purchase price of $15.09 per share. The offer to repurchase commenced on March 15, 2017 and expired on April 11, 2017. No shares were repurchased in connection with the tender offer. We will not effect any other repurchase prior to the earlier of (i) an Exchange Listing and (ii) such time as all of the capital commitments to us have been fully drawn down.

Debt

Aggregate Borrowings

Debt obligations consisted of the following as of June 30, 2017:

	June 30, 2017
($ in thousands)	Aggregate Principal Committed	Outstanding Principal	Amount Available(1)	Net Carrying Value(2)
Subscription Credit Facility	$700,000	$641,000	$59,000	$637,654
Revolving Credit Facility	400,000	162,000	238,000	158,459
Total Debt	$1,100,000	$803,000	$297,000	$796,113

________________

(1)	The amount available reflects any limitations related to the Credit Facility’s borrowing base.
(2)	The carrying value of the Company’s Subscription Credit Facility and Revolving Credit Facility are presented net of deferred financing costs of $3.3 million and $3.5 million, respectively.

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

On September 14, 2016 we exercised our option to increase the size of the facility to a total of $300 million. On September 26, 2016 we exercised our option to increase the size of the facility to a total of $500 million. On January 4, 2017, we increased the size of the facility to a total of $575 million. On March 13, 2017, we increased the size of the facility to a total of $700 million.

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

The Revolving Credit Facility is guaranteed by OR Lending LLC, one of our subsidiaries, and will be guaranteed by certain of our domestic subsidiaries that are formed or acquired by us in the future (collectively, the “Guarantors”). Proceeds of the Revolving Credit Facility may be used for general corporate purposes, including the funding of portfolio investments.

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

Off-Balance Sheet Arrangements

Portfolio Company Commitments

From time to time, we may enter into commitments to fund investments. As of June 30, 2017 and December 31, 2016, we had the following outstanding commitments to fund investments in current portfolio companies:

Portfolio Company	Investment	June 30, 2017	December 31, 2016
($ in thousands)
Dominion Web Solutions, LLC	First lien senior secured revolving loan	$5,769	$—
Geodigm Corporation	First lien senior secured delayed draw term loan	8,888	—
PetVet Care Centers, LLC	First lien senior secured revolving loan	2,778	—
PetVet Care Centers, LLC	First lien senior secured delayed draw term loan	14,700	—
QC Supply, LLC	First lien senior secured revolving loan	2,981	20,372
QC Supply, LLC	First lien senior secured delayed draw term loan	16,563	—
SABA Software, Inc.	First lien senior secured revolving loan	4,950	—
Total Portfolio Company Commitments		$56,629	$20,372

We maintain sufficient capacity to cover outstanding unfunded portfolio company commitments that we may be required to fund. We seek to carefully consider our unfunded portfolio company commitments for the purpose of planning our ongoing financial leverage. Further, we maintain sufficient borrowing capacity within the 200% asset coverage limitation to cover any outstanding portfolio company unfunded commitments we are required to fund.

Other Commitments and Contingencies

As of June 30, 2017, we had $3.2 billion in total Capital Commitments from investors ($2.1 billion unfunded), of which $112.4 million is from executives of our Adviser ($63.5 million unfunded). These unfunded Capital Commitments will no longer remain in effect following the completion of an initial public offering of our common stock.

As of December 31, 2016, we had $2.3 billion in total Capital Commitments from investors ($1.6 billion unfunded), of which $112.4 million is from executives of our Adviser ($63.8 million unfunded). These unfunded Capital Commitments will no longer remain in effect following the completion of an initial public offering of our common stock.

From time to time, we may become a party to certain legal proceedings incidental to the normal course of our business. At June 30, 2017, management is not aware of any pending or threatened litigation.

Contractual Obligations

A summary of our contractual payment obligations under our Credit Facility as of June 30, 2017, is as follows:

	Payments Due by Period
($ in millions)	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
Subscription Credit Facility	$641.0	$—	$641.0	$—	$—
Revolving Credit Facility	162.0	—	—	162.0	—
Total Contractual Obligations	$803.0	$—	$641.0	$162.0	$—

Related-Party Transactions

We have entered into a number of business relationships with affiliated or related parties, including the following:

•	the Investment Advisory Agreement;
•	the Administration Agreement; and
•	the License Agreement.

In addition to the aforementioned agreements, we, our Adviser and certain of our Adviser’s affiliates have been granted exemptive relief by the SEC to co-invest with other funds managed by our Adviser or its affiliates, including Owl Rock Capital Corporation II, in a manner consistent with our investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors. See “ITEM 1. – Notes to Consolidated Financial Statements (Unaudited) – Note 3. Agreements and Related Party Transactions” for further details.

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

•	net tax-exempt interest income (which is the excess of our gross tax-exempt interest income over certain disallowed deductions) for such taxable year.

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

Income Taxes

We have elected to be treated as a BDC under the 1940 Act. We also intend to elect to be treated as a RIC under the Code for the taxable year ending December 31, 2016. So long as we maintain our tax treatment as a RIC, we generally will not pay corporate-level U.S. federal income taxes on any ordinary income or capital gains that we distribute at least annually to our shareholders as distributions. Rather, any tax liability related to income earned and distributed by us represents obligations of our investors and will not be reflected in our consolidated financial statements.

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

To qualify as a RIC, we must, among other things, meet certain source-of-income and asset diversification requirements. In addition, to qualify for RIC tax treatment, we must distribute to our shareholders, for each taxable year, at least 90% of our “investment company taxable income” for that year, which is generally our ordinary income plus the excess of our realized net short-term capital gains over our realized net long-term capital losses.

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

As of June 30, 2017, 96.9% of the debt investments based on fair value in our portfolio were at floating rates.

Based on our consolidated balance sheet as of June 30, 2017, the following table shows the annualized impact on net income of hypothetical base rate changes in interest rates (considering interest rate floors for floating rate instruments) assuming each floating rate investment is subject to 3-month LIBOR and there are no changes in our investment and borrowing structure.

($ in thousands)	Interest Income	Interest Expense	Net Income
Up 300 basis points	$52,541	$24,090	$28,451
Up 200 basis points	35,028	16,060	18,968
Up 100 basis points	17,514	8,030	9,484
Down 25 basis points	(4,378)	(2,008)	(2,370)

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

(b)	Changes in Internal Controls Over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

(a)	Exhibits

Exhibit Number	Description
3.1	Articles of Amendment and Restatement, dated March 1, 2016. (1)

3.2	Bylaws, dated January 11, 2016.(1)

10.1	Lender Joinder Agreement between the Company and Wells Fargo Bank, National Association, dated March 13, 2017.(2)

10.2	Amended and Restated Dividend Reinvestment Plan Effective as of May 9, 2017.(2)

10.3	Sebago Lake LLC Amended and Restated Limited Liability Company Agreement dated June 20, 2017 by and between Owl Rock Capital Corporation and Regents of the University of California.(3)
10.4*	First Amendment to Senior Secured Revolving Credit Agreement, dated July 17, 2017.

11.1	Computation of Per Share Earnings (included in the notes to the unaudited consolidated financial statements contained in this report).

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.
(1)	Incorporated by reference to the Company’s Registration Statement on Form.
(2)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q, filed May 9, 2017.
(3)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed June 22, 2017.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Owl Rock Capital Corporation

Date: August 8, 2017	By:	/s/ Craig W. Packer
Craig W. Packer
Chief Executive Officer

Date: August 8, 2017	By:	/s/ Alan Kirshenbaum
Alan Kirshenbaum
Chief Operating Officer and Chief Financial Officer