Form 10-Q
period 2017-09-30
Owl Rock Capital Corp
filed 2017-11-08
CIK 1655888

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

As of November 7, 2017, the registrant had 85,413,892 shares of common stock, $0.01 par value per share, outstanding.

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
•

our ability to maintain our tax treatment as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”), and as a business development company (“BDC”);

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

PART I. CONSOLIDATED FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

Owl Rock Capital Corporation

Consolidated Statements of Assets and Liabilities

(Amounts in thousands, except share and per share amounts)

	September 30, 2017 (Unaudited)	December 31, 2016
Assets
Investments at fair value
Non-controlled/non-affiliated company investments (amortized cost of $2,140,081 and $959,768, respectively)	$2,152,931	$967,399
Controlled affiliated company investments (amortized cost of $41,119 and $0, respectively)	40,521	—
Total investments at fair value (amortized cost of $2,181,200 and $959,768, respectively)	2,193,452	967,399
Cash and cash equivalents	19,233	209,353
Interest receivable	6,855	3,349
Subscriptions receivable	12,170	—
Other income receivable from a controlled affiliate	1,978	—
Prepaid expenses and other assets	1,150	723
Total Assets	$2,234,838	$1,180,824
Liabilities
Debt (net of unamortized debt issuance costs of $6,233 and $3,094, respectively)	$856,266	$491,906
Management fee payable	8,637	4,565
Payable for investments purchased	59,998	—
Payables to affiliates	1,918	1,860
Accrued expenses and other liabilities	3,619	1,968
Total Liabilities	930,438	500,299
Commitments and contingencies (Note 7)
Net Assets
Common shares $0.01 par value, 500,000,000 shares authorized; 85,413,892 and 45,833,313 shares issued and outstanding, respectively	854	458
Additional paid-in-capital	1,262,482	664,554
Accumulated undistributed net investment income	28,316	7,882
Net unrealized gain (loss) on investments	12,252	7,631
Undistributed net realized gains (losses)	496	—
Total Net Assets	1,304,400	680,525
Total Liabilities and Net Assets	$2,234,838	$1,180,824
Net Asset Value Per Share	$15.27	$14.85

The accompanying notes are an integral part of these consolidated financial statements.

Owl Rock Capital Corporation

Consolidated Statements of Operations

(Amounts in thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Investment Income
Investment income from non-controlled, non-affiliated investments:
Interest income	$44,272	$10,685	$99,216	$11,313
Other income	1,104	41	2,311	42
Total investment income from non-controlled, non-affiliated investments	45,376	10,726	101,527	11,355
Investment income from controlled, affiliated investments:
Other income	1,978	—	1,978	—
Total investment income from controlled, affiliated investments	1,978	—	1,978	—
Total Investment Income	47,354	10,726	103,505	11,355
Expenses
Initial organization	—	—	—	1,224
Interest expense	7,293	774	15,551	774
Management fee	8,637	2,474	19,910	4,673
Professional fees	1,522	924	3,962	2,097
Directors' fees	96	114	286	218
Other general and administrative	1,403	870	3,319	1,715
Total Expenses	18,951	5,156	43,028	10,701
Net Investment Income (Loss) Before Taxes	28,403	5,570	60,477	654
Excise tax expense	28	—	43	—
Net Investment Income (Loss) After Taxes	$28,375	$5,570	$60,434	$654
Net Realized and Unrealized Gain (Loss) on Investments
Net unrealized gain (loss):
Non-controlled, non-affiliated investments	$(1,040)	$2,422	$5,219	2,940
Controlled affiliated investments	(549)	—	(598)	—
Total Net Unrealized Gain (Loss)	(1,589)	2,422	4,621	2,940
Net realized gain (loss):
Non-controlled, non-affiliated investments	496	—	496	—
Total Net Realized Gain (Loss)	496	—	496	—
Total Net Realized and Unrealized Gain (Loss) on Investments	(1,093)	2,422	5,117	2,940
Net Increase (Decrease) in Net Assets Resulting from Operations	$27,282	$7,992	$65,551	$3,594
Earnings Per Share - Basic and Diluted	$0.37	$0.27	$1.12	$0.22
Weighted Average Shares Outstanding - Basic and Diluted	73,138,745	29,634,244	58,741,817	16,302,756

The accompanying notes are an integral part of these consolidated financial statements.

Owl Rock Capital Corporation

Consolidated Schedule of Investments

As of September 30, 2017

(Amounts in thousands, except share amounts)

(Unaudited)

Company(1)(14)	Investment	Interest	Maturity Date	Principal / Par	Amortized Cost(3)	Fair Value	Percentage of Net Assets
Non-controlled/non-affiliated company investments(2)
Debt Investments
Advertising and media
PAK Acquisition Corporation (dba Valpak)(4)(5)	First lien senior secured loan	L + 8.00%	6/30/2022	$78,925	$77,521	$78,925	6.1%
Aerospace and defense
Vencore, Inc.(4)(6)	Second lien senior secured loan	L + 8.75%	5/23/2020	50,000	49,286	50,000	3.8%
Buildings and real estate
DTZ U.S. Borrower, LLC (dba Cushman & Wakefield)(4)(6)	Second lien senior secured loan	L + 7.75%	11/4/2022	125,000	123,817	124,375	9.5%
Business services
Access Information(4)(5)(13)	First lien senior secured loan	L + 5.00%	10/17/2021	39,694	39,358	39,806	3.1%
Access Information(4)(5)	Second lien senior secured loan	L + 8.75%	10/17/2022	20,000	19,235	19,400	1.5%
CIBT Global, Inc.(4)(6)	Second lien senior secured loan	L + 7.75%	6/1/2025	49,000	47,827	48,020	3.7%
GC Agile Holdings Limited (dba Apex Fund Services)(4)(6)(11)	First lien senior secured loan	L + 6.50%	8/29/2023	38,522	37,761	37,752	2.9%
GC Agile Holdings Limited (dba Apex Fund Services)(4)(8)(9)(10)(11)	First lien senior secured multi draw term loan	L + 6.50%	8/29/2019	-	(153)	(156)	-%
GC Agile Holdings Limited (dba Apex Fund Services)(4)(8)(9)(11)	First lien senior secured revolving loan	L + 6.50%	8/29/2023	-	(38)	(39)	-%
Vestcom Parent Holdings, Inc.(4)(5)	Second lien senior secured loan	L + 8.50%	6/19/2024	65,000	64,098	64,675	5.0%
				212,216	208,088	209,458	16.2%
Consumer products
Feradyne Outdoors, LLC(4)(6)	First lien senior secured loan	L + 6.25%	5/25/2023	115,211	113,878	113,771	8.7%
Distribution
ABB/Con-cise Optical Group LLC(4)(6)(13)	First lien senior secured loan	L + 5.00%	6/15/2023	59,849	59,998	59,998	4.6%
ABB/Con-cise Optical Group LLC(4)(6)	Second lien senior secured loan	L + 9.00%	6/17/2024	25,000	24,332	24,875	1.9%
Dade Paper & Bag, LLC (dba Imperial-Dade)(4)(5)	First lien senior secured loan	L + 7.50%	6/9/2024	33,416	32,791	32,748	2.5%
JM Swank, LLC(4)(6)	First lien senior secured loan	L + 7.50%	7/25/2022	74,575	73,321	75,694	5.8%
Medical Specialties Distributors, LLC(4)(6)	First lien senior secured loan	L + 5.75%	12/6/2022	88,355	87,567	88,355	6.8%
QC Supply, LLC(4)(5)	First lien senior secured loan	L + 6.00%	12/29/2022	26,301	25,713	25,907	2.0%
QC Supply, LLC(4)(8)(9)(10)	First lien senior secured delayed draw term loan	L + 6.00%	12/29/2018	-	(181)	(41)	-%

Company(1)(14)	Investment	Interest	Maturity Date	Principal / Par	Amortized Cost(3)	Fair Value	Percentage of Net Assets
QC Supply, LLC (4)(5)(8)	First lien senior secured revolving loan	L + 6.00%	12/29/2021	1,988	1,882	1,913	0.1%
				309,484	305,423	309,449	23.7%
Energy equipment and services
Keane Group Holdings, LLC(4)(6)(11)	First lien senior secured loan	L + 7.25%	8/18/2022	124,438	122,597	124,438	9.5%
Liberty Oilfield Services LLC(4)(5)	First lien senior secured loan	L + 7.63%	9/19/2022	22,250	21,810	21,805	1.7%
				146,688	144,407	146,243	11.20%
Food and beverage
Candy Intermediate Holding, Inc. (dba Ferrara Candy Company)(4)(5)	Second lien senior secured loan	L + 9.00%	12/15/2023	75,000	74,341	72,375	5.5%
Give and Go Prepared Foods Corp.(4)(6)(11)	Second lien senior secured loan	L + 8.50%	1/29/2024	42,000	41,585	41,580	3.2%
Recipe Acquisition Corp. (dba Roland Corporation)(4)(6)	Second lien senior secured loan	L + 9.00%	12/1/2022	32,000	31,466	32,000	2.5%
Tall Tree Foods, Inc.(4)(5)	First lien senior secured loan	L + 7.25%	8/12/2022	58,900	58,154	58,017	4.4%
				207,900	205,546	203,972	15.6%
Healthcare equipment and services
Geodigm Corporation (dba National Dentex)(4)(6)(16)	First lien senior secured loan	L + 6.54%	12/1/2021	69,937	69,282	69,238	5.3%
Geodigm Corporation (dba National Dentex)(4)(8)(10)(16)	First lien senior secured delayed draw term loan	L + 6.54%	10/13/2017	-	-	-	-%
PetVet Care Centers, LLC(4)(6)	First lien senior secured loan	L + 6.00%	6/8/2023	31,282	30,984	30,969	2.4%
PetVet Care Centers, LLC(4)(6)(8)(10)	First lien senior secured delayed draw term loan	L + 6.00%	6/8/2019	6,523	6,384	6,376	0.5%
PetVet Care Centers, LLC(4)(5)(8)	First lien senior secured revolving loan	L + 6.00%	6/8/2023	809	781	779	0.1%
				108,551	107,431	107,362	8.3%
Household products
Hayward Industries, Inc.(4)(5)	Second lien senior secured loan	L + 8.25%	8/4/2025	72,500	71,070	71,050	5.4%
Human resource support services
SABA Software, Inc.(4)(5)	First lien senior secured loan	L + 5.50%	5/1/2023	44,937	44,422	44,488	3.4%
SABA Software, Inc.(4)(8)(9)	First lien senior secured revolving loan	L + 5.50%	5/1/2023	-	(58)	(50)	-%
				44,937	44,364	44,438	3.4%
Infrastructure and environmental services
FR Arsenal Holdings II Corp. (dba Applied-Cleveland Holdings, Inc.)(4)(6)	First lien senior secured loan	L + 7.25%	9/8/2022	74,301	73,009	74,672	5.7%
Insurance
CD&R TZ Purchaser, Inc. (dba Tranzact)(4)(6)	First lien senior secured loan	L + 6.00%	7/21/2023	34,650	32,835	33,957	2.6%

Company(1)(14)	Investment	Interest	Maturity Date	Principal / Par	Amortized Cost(3)	Fair Value	Percentage of Net Assets
Internet software and services
Accela, Inc.(4)(6)	First lien senior secured loan	L + 6.25%	9/28/2023	54,000	52,651	52,650	4.0%
Accela, Inc.(4)(6)(8)(9)	First lien senior secured revolving loan	L + 6.25%	9/28/2023	105	(45)	(45)	-%
Trader Interactive, LLC (fka Dominion Web Solutions, LLC)(4)(5)	First lien senior secured loan	L + 6.25%	6/17/2024	93,995	92,632	92,585	7.1%
Trader Interactive, LLC (fka Dominion Web Solutions, LLC)(4)(8)(9)	First lien senior secured revolving loan	L + 6.25%	6/15/2023	-	(82)	(87)	-%
Infoblox Inc.(4)(5)	Second lien senior secured loan	L + 8.75%	11/7/2024	30,000	29,457	29,700	2.3%
				178,100	174,613	174,803	13.4%
Leisure and entertainment
Troon Golf, L.L.C.(4)(6)(16)(17)	First lien senior secured term loan A and B	L + 6.38% (TLA: L + 3.5%; TLB: L + 7.1%)	9/29/2023	149,074	146,839	146,837	11.3%
Troon Golf, L.L.C.(4)(8)(9)	First lien senior secured revolving loan	L + 6.38%	9/29/2023	-	(216)	(216)	-%
UFC Holdings, LLC(4)(5)(13)	Second lien senior secured loan	L + 7.50%	8/18/2024	35,000	34,696	35,490	2.7%
				184,074	181,319	182,111	14.0%
Manufacturing
Ideal Tridon Holdings, Inc.(4)(6)	First lien senior secured loan	L + 6.50%	7/31/2023	42,323	41,495	41,476	3.2%
Ideal Tridon Holdings, Inc.(4)(6)(8)	First lien senior secured revolving loan	L + 6.50%	7/31/2022	1,389	1,295	1,292	0.1%
Pexco LLC (dba Spectrum Plastic Group)(4)(6)	Second lien senior secured loan	L + 8.00%	5/8/2025	37,000	36,675	36,630	2.8%
				80,712	79,465	79,398	6.1%
Professional services
Allied Universal Holdco LLC	Second lien senior secured notes	11.00%	7/28/2023	20,000	19,647	19,600	1.4%
Pomeroy Group LLC(4)(7)	First lien senior secured loan	L + 6.00%	11/30/2021	59,246	57,319	58,061	4.5%
				79,246	76,966	77,661	5.9%
Specialty retail
Saje Natural Business, Inc.(11)	Second lien senior secured loan	12.00% PIK	4/21/2022	36,562	35,940	36,196	2.8%
Transportation
Lytx, Inc.(4)(5)	First lien senior secured loan	L + 6.75%	8/31/2023	36,237	35,162	35,150	2.7%
Lytx, Inc.(4)(8)(9)	First lien senior secured revolving loan	L + 6.75%	8/31/2022	-	(59)	(60)	-%
				36,237	35,103	35,090	2.7%
Total Non-controlled/non-affiliated company debt investments				2,175,294	2,140,081	2,152,931	165.1%

Company(1)(14)	Investment	Interest	Maturity Date	Principal / Par	Amortized Cost(3)	Fair Value	Percentage of Net Assets
Controlled/affiliated company investments
Equity Investments
Investment funds and vehicles
Sebago Lake LLC(11)(12)(15)	LLC Interest	N/A	N/A	41,119	41,119	40,521	3.1%
Total controlled/affiliated company equity investments				41,119	41,119	40,521	3.1%
Total Investments				$2,216,413	$2,181,200	$2,193,452	168.2%

________________

(1)	Certain portfolio company investments are subject to contractual restrictions on sales.
(2)	Unless otherwise indicated, all investments are considered Level 3 investments.
(3)	The amortized cost represents the original cost adjusted for the amortization of discounts and premiums, as applicable, on debt investments using the effective interest method.
(4)

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

(5)	The interest rate on these loans is subject to the greater of a LIBOR floor or 1 month LIBOR, which as of September 30, 2017 was 1.23%.
(6)	The interest rate on these loans is subject to the greater of a LIBOR floor or 3 month LIBOR, which as of September 30, 2017 was 1.33%.
(7)	The interest rate on these loans is subject to the greater of a LIBOR floor or 1 year LIBOR, which as of September 30, 2017 was 1.78%.
(8)	Position or portion thereof is an unfunded loan commitment. See Note 7 “Commitments and Contingencies”.
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

(12)

As defined in the 1940 Act, the Company is deemed to be both an "Affiliated Person" of and "Control" this portfolio company as the Company owns more than 25% of the portfolio company's outstanding voting securities or has the power to exercise control over management or policies of such portfolio company (including through a management agreement). Other than for purposes of the 1940 Act, the Company does not believe that it has control over this portfolio company. The Company’s investment in affiliates for the nine months ended September 30, 2017, were as follows:

($ in thousands)	Fair Value as of December 31, 2016	Gross Additions	Gross Reductions	Change in Unrealized Gains (Losses)	Fair value as of September 30, 2017	Other Income
Controlled Affiliates
Sebago Lake LLC	$—	$41,119	$—	$(598)	$40,521	$1,978
Total Controlled Affiliates	$—	$41,119	$—	$(598)	$40,521	$1,978

(13)	Level 2 investment.
(14)	Unless otherwise indicated, the Company’s portfolio companies are pledged as collateral supporting the amounts outstanding under the Revolving Credit Facility. See Note 6 “Debt”.
(15)	Investment is not pledged as collateral on the Revolving Credit Facility.
(16)	The Company may be entitled to receive additional interest as a result of an arrangement with other lenders in the syndication.
(17)

The first lien term loan is comprised of two components: Term Loan A and Term Loan B. The Company's Term Loan A and Term Loan B principal amounts are $28.9 million and $120.2 million, respectively. Both Term Loan A and Term Loan B have the same maturity date. Interest disclosed reflects the blended rate of the first lien term loan. The Term Loan A represents a ‘first out’ tranche and the Term Loan B represents a ‘last out’ tranche. The ‘first out’ tranche has priority as to the ‘last out’ tranche with respect to payments of principal, interest and any amounts due thereunder.

The accompanying notes are an integral part of these consolidated financial statements.

Owl Rock Capital Corporation

Consolidated Schedule of Investments

As of December 31, 2016

(Amounts in thousands, except share amounts)

Company(1)(4)	Investment	Interest	Maturity Date	Principal / Par	Amortized Cost(2)	Fair Value	Percentage of Net Assets
Debt Investments
Advertising and media
PAK Acquisition Corporation(3)	First lien senior secured loan	L + 8.00% (9.00%)	6/30/2022	$82,000	$80,362	$80,360	11.8%
Aerospace and defense
Vencore, Inc.(3)	Second lien senior secured loan	L + 8.75% (9.75%)	5/23/2020	50,000	49,115	49,750	7.3%
Business services
Vestcom Parent Holdings, Inc.(3)	Second lien senior secured loan	L + 8.50% (9.50%)	6/19/2024	65,000	64,028	64,025	9.4%
Distribution
ABB/Con-cise Optical Group LLC(3)	Second lien senior secured loan	L + 9.00% (10.00%)	6/17/2024	25,000	24,282	24,750	3.6%
JM Swank, LLC(3)	First lien senior secured loan	L + 7.50% (8.50%)	7/25/2022	84,575	82,979	84,152	12.4%
Medical Specialties Distributors, LLC(3)	First lien senior secured loan	L + 5.75% (6.75%)	12/6/2022	80,000	79,208	79,200	11.6%
QC Supply, LLC(3)	First lien senior secured loan	L + 6.00% (7.00%)	12/29/2022	26,500	25,840	25,838	3.8%
QC Supply, LLC(3)(6)(7)(8)	First lien senior secured delayed draw term loan	L + 6.00% (7.00%)	12/29/2018	-	(207)	(207)	-%
QC Supply, LLC(3)(6)	First lien senior secured revolving loan	L + 6.00% (7.00%)	12/29/2021	1,159	1,035	1,035	0.2%
				217,234	213,137	214,768	31.6%
Food and beverage
Candy Intermediate Holding, Inc.(3)	Second lien senior secured loan	L + 9.00% (10.00%)	12/15/2023	75,000	74,285	75,000	11.0%
GG Foods Acquisition Corporation(3)(5)	Second lien senior secured loan	L + 9.75% (10.75%)	1/29/2024	28,500	27,814	28,215	4.1%
Recipe Acquisition Corp.(3)	Second lien senior secured loan	L + 9.00% (10.00%)	12/1/2022	32,000	31,409	31,840	4.7%
Tall Tree Foods, Inc.(3)	First lien senior secured loan	L + 6.75% (7.75%)	8/12/2022	60,000	59,146	59,100	8.7%
				195,500	192,654	194,155	28.5%
Healthcare and pharmaceuticals
Osmotica Pharmaceutical Corp.(3)	First lien senior secured loan	L + 5.00% (6.00%)	2/3/2022	49,684	49,219	49,187	7.2%
Healthcare equipment and services
Beaver-Visitec International Holdings, Inc.(3)	Second lien senior secured loan	L + 9.00% (10.00%)	8/19/2024	35,000	34,321	34,650	5.1%
Strategic Partners Acquisition Corp.(3)	First lien senior secured loan	L + 5.25% (6.25%)	6/30/2023	24,938	24,711	24,938	3.7%
				59,938	59,032	59,588	8.8%
Infrastructure and environmental services
FR Arsenal Holdings II Corp.(3)	First lien senior secured loan	L + 7.25% (8.25%)	9/8/2022	64,838	63,594	63,541	9.3%
Insurance
CD&R TZ Purchaser, Inc.(3)	First lien senior secured loan	L + 6.00% (7.00%)	7/21/2023	34,913	32,903	34,389	5.1%

Company(1)(4)	Investment	Interest	Maturity Date	Principal / Par	Amortized Cost(2)	Fair Value	Percentage of Net Assets
Internet software and services
Infoblox Inc.(3)	Second lien senior secured loan	L + 8.75% (9.75%)	11/7/2024	30,000	29,419	29,400	4.3%
Leisure and entertainment
UFC Holdings, LLC(3)	Second lien senior secured loan	L + 7.50% (8.50%)	8/18/2024	35,000	34,673	35,393	5.2%
Manufacturing
Blount International, Inc.(3)	First lien senior secured loan	L + 6.25% (7.25%)	4/12/2023	14,963	14,546	15,037	2.2%
Professional services
Allied Universal Holdco LLC	Second lien senior secured notes	11.00%	7/28/2023	20,000	19,616	19,600	2.9%
Pomeroy Group LLC(3)	First lien senior secured loan	L + 6.00% (7.64%)	11/30/2021	59,698	57,470	58,206	8.6%
				79,698	77,086	77,806	11.5%
Total Debt Investments				978,768	959,768	967,399	142.2%
Total Investments				$978,768	$959,768	$967,399	142.2%

________________

(1)	Certain portfolio company investments are subject to contractual restrictions on sales.
(2)	The amortized cost represents the original cost adjusted for the amortization of discounts and premiums, as applicable, on debt investments using the effective interest method.
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

Owl Rock Capital Corporation

Consolidated Statements of Changes in Net Assets

(Amounts in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2017	2016
Increase (Decrease) in Net Assets Resulting from Operations
Net investment income (loss)	$60,434	$654
Net unrealized gain (loss) on investments	4,621	2,940
Net realized gain (loss) on investments	496	—
Net Increase (Decrease) in Net Assets Resulting from Operations	65,551	3,594
Distributions
Distributions declared from net investment income	(40,000)	—
Net Decrease in Net Assets Resulting from Stockholders' Distributions	(40,000)	—
Capital Share Transactions
Issuance of common shares	574,944	465,260
Reinvestment of distributions	23,380	—
Net Increase in Net Assets Resulting from Capital Share Transactions	598,324	465,260
Total Increase in Net Assets	623,875	468,854
Net Assets at beginning of period	680,525	—
Net Assets at end of period	$1,304,400	$468,854
Undistributed Net Investment Income (Loss) Included in Net Assets at the End of the Period	$28,316	$654

The accompanying notes are an integral part of these consolidated financial statements.

Owl Rock Capital Corporation

Consolidated Statements of Cash Flows

(Amounts in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2017	2016
Cash Flows from Operating Activities
Net Increase (Decrease) in Net Assets Resulting from Operations	$65,551	$3,594
Adjustments to reconcile net increase in net assets resulting from operations to net cash used in operating activities:
Net change in unrealized gain (loss) on investments	(4,621)	(2,940)
Net realized (gain) loss	(496)	—
Net amortization of discount on investments	(4,904)	(322)
Amortization of debt issuance costs	1,856	119
Amortization of offering costs	556	—
Payment-in-kind	(2,312)	—
Purchases of investments, net	(1,587,589)	(746,155)
Proceeds from investments, net	433,867	108,812
Changes in operating assets and liabilities:
Interest receivable	(3,506)	(2,461)
Other income receivable from a controlled affiliate	(1,978)	—
Prepaid expenses and other assets	(130)	(960)
Management fee payable	4,072	2,474
Payables to affiliate	58	1,271
Accrued expenses and other liabilities	1,651	1,183
Net cash used in operating activities	(1,097,925)	(635,385)
Cash Flows from Financing Activities
Borrowings on Credit Facilities	2,009,100	389,000
Payments on Credit Facilities	(1,641,600)	—
Debt issuance costs	(4,996)	(3,463)
Proceeds from issuance of common shares	562,774	464,997
Offering costs	(853)	—
Distributions paid to shareholders	(16,620)	—
Net cash provided by financing activities	907,805	850,534
Net increase in cash and cash equivalents	(190,120)	215,149
Cash and cash equivalents, beginning of period	209,353	—
Cash and cash equivalents, end of period	$19,233	$215,149

Supplemental and Non-Cash Information
Interest paid during the period	$11,722	$347
Subscriptions receivable	$12,170	$263
Distributions declared during the period	$40,000	$—
Reinvestment of distributions during the period	$23,380	$—

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

The Company has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). In addition, for tax purposes, the Company is treated as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). Because the Company has elected to be regulated as a BDC and qualifies as a RIC under the Code, the Company’s portfolio is subject to diversification and other requirements.

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

Note 2. Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The Company is an investment company and, therefore, applies the specialized accounting and reporting guidance in Accounting Standards Codification (“ASC”) Topic 946, Financial Services – Investment Companies. In the opinion of management, all adjustments considered necessary for the fair presentation of the consolidated financial statements for interim periods have been included. The Company was initially capitalized on March 1, 2016 and commenced operations on March 3, 2016. The Company’s fiscal year ends on December 31.

Use of Estimates

The preparation of the consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements. Actual amounts could differ from those estimates and such differences could be material.

Cash

Cash consists of deposits held at a custodian bank. Cash is carried at cost, which approximates fair value. The Company deposits its cash with highly-rated banking corporations and, at times, may exceed the insured limits under applicable law.

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

Owl Rock Capital Corporation

Notes to Consolidated Financial Statements (Unaudited) – Continued

Transfers between levels, if any, are recognized at the beginning of the quarter in which the transfer occurs. In addition to using the above inputs in investment valuations, the Company applies the valuation policy approved by its Board that is consistent with ASC 820.  Consistent with the valuation policy, the Company evaluates the source of the inputs, including any markets in which its investments are trading (or any markets in which securities with similar attributes are trading), in determining fair value. When an investment is valued based on prices provided by reputable dealers or pricing services (such as broker quotes), the Company subjects those prices to various criteria in making the determination as to whether a particular investment would qualify for treatment as a Level 2 or Level 3 investment. For example, the Company, or the independent valuation firm(s), reviews pricing support provided by dealers or pricing services in order to determine if observable market information is being used, versus unobservable inputs.

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

Offering Expenses

Costs associated with the offering of common shares of the Company are capitalized as deferred offering expenses and are included in prepaid expenses and other assets in the consolidated statements of assets and liabilities and are amortized over a twelve-month period from incurrence. These expenses consist primarily of legal fees and other costs incurred in connection with the Company’s share offerings, the preparation of the Company’s registration statement, and registration fees.

Owl Rock Capital Corporation

Notes to Consolidated Financial Statements (Unaudited) – Continued

Debt Issuance Costs

The Company records origination and other expenses related to its debt obligations as deferred financing costs. These expenses are deferred and amortized over the life of the related debt instrument. Debt issuance costs are presented on the consolidated statements of assets and liabilities as a direct deduction from the debt liability. In circumstances in which there is not an associated debt liability amount recorded in the consolidated financial statements when the debt issuance costs are incurred, such debt issuance costs will be reported on the consolidated statements of assets and liabilities as an asset until the debt liability is recorded.

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

Income Taxes

The Company has elected to be treated as a BDC under the 1940 Act. The Company has elected to be treated as a RIC under the Code for the taxable year ending December 31, 2016. So long as the Company maintains its tax treatment as a RIC, it generally will not pay corporate-level U.S. federal income taxes on any ordinary income or capital gains that it distributes at least annually to its shareholders as dividends. Instead, any tax liability related to income earned and distributed by Owl Rock represents obligations of the Company’s investors and will not be reflected in the consolidated financial statements of the Company.

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

Owl Rock Capital Corporation

Notes to Consolidated Financial Statements (Unaudited) – Continued

Company's wholly-owned subsidiary in its consolidated financial statements.  All significant intercompany balances and transactions have been eliminated in consolidation.

The Company does not consolidate its equity interest in Sebago Lake LLC (“Sebago Lake”).  For further description of the Company’s investment in Sebago Lake, see Note 4 “Investments”.

New Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606). The guidance in this ASU supersedes the revenue recognition requirements in Revenue Recognition (Topic 605). Under the updated guidance, an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The amendments in ASU No. 2014-09 are effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period.

In March 2016, the FASB issued ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations, which clarifies the guidance in ASU No. 2014-09 and has the same effective date as the original standard.

In April 2016, the FASB issued ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing, an update on identifying performance obligations and accounting for licenses of intellectual property.

In May 2016, the FASB issued ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients, which includes amendments for enhanced clarification of the guidance.

In December 2016, the FASB issued ASU No. 2016-20, Technical Corrections and Improvements to Revenue from Contracts with Customers (Topic 606), the amendments in this update are of a similar nature to the items typically addressed in the technical corrections and improvements project.

In February 2017, the FASB issued ASU No. 2017-05, Other Income - Gains and Losses from the Derecognition of Nonfinancial Assets (subtopic 610-20): Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets, an update clarifying that a financial asset is within the scope of Subtopic 610-20 if it is deemed an “in-substance non-financial asset.”

The application of the aforementioned updated revenue recognition guidance is not expected to have a material impact on the Company’s consolidated financial statements. In additional, Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the accompanying consolidated financial statements.

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

Owl Rock Capital Corporation

Notes to Consolidated Financial Statements (Unaudited) – Continued

For the three and nine months ended September 30, 2017, the Company incurred expenses of approximately $0.9 million and $2.4 million, respectively, for costs and expenses reimbursable to the Adviser under the terms of the Administration Agreement. For the three and nine months ended September 30, 2016, the Company incurred expenses of approximately $0.7 million and $1.8 million, respectively, for costs and expenses reimbursable to the Adviser under the terms of the Administration Agreement.

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

For the three and nine months ended September 30, 2017, management fees were $8.6 million and $19.9 million, respectively. For the three and nine months ended September 30, 2016, management fees were $2.5 million and $4.7 million, respectively.

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

There was no incentive fee for the three and nine months ended September 30, 2017 and 2016.

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

License Agreement

The Company has entered into a license agreement (the “License Agreement”) with Owl Rock Capital Partners LP, pursuant to which Owl Rock Capital Partners LP has granted a non-exclusive license to use the name “Owl Rock.” Under the License Agreement, the Company has a right to use the Owl Rock name for so long as the Adviser or one of its affiliates remains the Company’s investment adviser. Other than with respect to this limited license, the Company will have no legal right to the “Owl Rock” name or logo.

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

Owl Rock Capital Corporation

Notes to Consolidated Financial Statements (Unaudited) – Continued

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

Investments at fair value and amortized cost consisted of the following as of September 30, 2017 and December 31, 2016:

	September 30, 2017		December 31, 2016
($ in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
First-lien senior secured debt investments	$1,436,609	$1,446,965	$570,806	$574,776
Second-lien senior secured debt investments	703,472	705,966	388,962	392,623
Investment funds and vehicles(1)	41,119	40,521	—	—
Total Investments	$2,181,200	$2,193,452	$959,768	$967,399

________________

(1)	Includes equity investments in Sebago Lake. See Note 4, below, for more information regarding Sebago Lake.

The industry composition of investments based on fair value as of September 30, 2017 and December 31, 2016 was as follows:

	September 30, 2017	December 31, 2016
Advertising and media	3.6%	8.3%
Aerospace and defense	2.3	5.1
Buildings and real estate	5.7	—
Business services	9.5	6.6
Consumer products	5.2	—
Distribution	14.1	22.2
Energy equipment and services	6.7	—
Food and beverage	9.3	20.1
Healthcare and pharmaceuticals	—	5.1
Healthcare equipment and services	5.0	6.2
Household products	3.2	—
Human resource support services	2.0	—
Infrastructure and environmental services	3.4	6.6
Insurance	1.5	3.6
Internet software and services	8.0	3.0
Investment funds and vehicles(1)	1.8	—
Leisure and entertainment	8.3	3.7
Manufacturing	3.6	1.6
Professional services	3.5	7.9
Specialty retail	1.7	—
Transportation	1.6	—
Total	100.0%	100.0%

________________

(1)	Includes equity investments in Sebago Lake. See below, within Note 4, for more information regarding Sebago Lake.

Owl Rock Capital Corporation

Notes to Consolidated Financial Statements (Unaudited) – Continued

The geographic composition of investments based on fair value as of September 30, 2017 and December 31, 2016 was as follows:

	September 30, 2017	December 31, 2016
United States:
Midwest	18.8%	25.8%
Northeast	17.6	28.8
South	32.9	29.6
West	25.5	12.9
Canada	3.5	2.9
United Kingdom	1.7	—
Total	100.0%	100.0%

Sebago Lake LLC

Sebago Lake, a Delaware limited liability company, was formed and commenced operations on June 20, 2017. The Company invests together with The Regents of the University of California (“Regents”) through Sebago Lake, or its wholly owned subsidiaries, Sebago Lake Financing LLC and SL Lending LLC. Sebago Lake’s principal purpose is to make investments, primarily in senior secured loans that are made to middle-market companies or in broadly syndicated loans. Both the Company and Regents (the “Members”) have a 50% economic ownership in Sebago Lake. It is anticipated that each of the Members will contribute up to $100 million to Sebago Lake. As of September 30, 2017, each Member has funded $41.1 million of their $100 million subscription. Sebago Lake is managed by the Members, each of which has equal voting rights. Investment decisions must be approved by each of the Members.

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

During the three months ended September 30, 2017, the Company sold its investment in three portfolio companies to Sebago Lake, generating a realized gain of $0.5 million for the Company.

As of September 30, 2017, Sebago Lake had total investments in senior secured debt at fair value of $235.0 million. The following table is a summary of Sebago Lake’s portfolio as well as a listing of the portfolio investments in Sebago Lake’s portfolio as of September 30, 2017:

($ in thousands)	September 30, 2017
Total senior secured debt(1)	$237,477
Weighted average spread over LIBOR(1)	4.75%
Number of portfolio companies	8
Largest funded investment to a single borrower(1)	$48,734

________________

(1)	At par.

Owl Rock Capital Corporation

Notes to Consolidated Financial Statements (Unaudited) – Continued

Sebago Lake's Portfolio as of September 30, 2017
($ in thousands) Company(1)(2)(4)(5)	Investment	Interest	Maturity Date	Principal / Par	Amortized Cost(3)	Fair Value(13)	Percentage of Members' Equity
Debt Investments
Food and beverage
DecoPac, Inc.(7)	First lien senior secured loan	L + 4.25%	9/30/2024	$21,429	$21,326	$21,321	26.3%
DecoPac, Inc.(7)(8)(11)	First lien senior secured revolving loan	L + 4.25%	9/29/2023	714	696	696	0.9%
Give & Go Prepared Foods Corp.(7)	First lien senior secured loan	L + 4.25%	7/29/2023	25,000	24,938	24,938	30.8%
Sovos Brands Intermediate, Inc. (7)	First lien senior secured loan	L + 4.50%	7/18/2024	43,243	41,966	41,946	51.8%
Sovos Brands Intermediate, Inc. (8)(9)(11)	First lien senior secured revolving loan	L + 4.50%	7/18/2022	-	(134)	(135)	(0.2)%
				90,386	88,792	88,766	109.6
Healthcare and pharmaceuticals
Osmotica Pharmaceutical Corp.(6)(12)	First lien senior secured loan	L + 5.00%	2/3/2022	48,734	48,734	48,735	60.1%
Healthcare equipment and services
Beaver-Visitec International Holdings, Inc.(7)(12)	First lien senior secured loan	L + 5.00%	8/21/2023	46,764	46,299	46,296	57.1%
Insurance
Worley Claims Services, LLC(6)	First lien senior secured loan	L + 5.50%	8/7/2022	17,292	17,133	17,119	21.1%
Worley Claims Services, LLC(8)(9)(10)(11)	First lien senior secured delayed draw term loan	L + 5.50%	2/7/2019	-	(35)	(77)	(0.1)%
				17,292	17,098	17,042	21.0
Leisure and entertainment
MND Holdings III Corp. (dba Melissa & Doug)(7)	First lien senior secured loan	L + 4.50%	6/19/2024	19,950	19,852	19,850	24.5%
Manufacturing
Blount International, Inc.(6)(12)	First lien senior secured loan	L + 5.00%	4/12/2023	14,351	14,351	14,351	17.7%
Total Debt Investments				$237,477	$235,126	$235,040	290.0%
Total Investments				$237,477	$235,126	$235,040	290.0%

________________

(1)	Certain portfolio company investments are subject to contractual restrictions on sales.
(2)	Unless otherwise indicated, Sebago Lake’s portfolio companies are pledged as collateral supporting the amounts outstanding under Sebago Lake’s credit facility.
(3)	The amortized cost represents the original cost adjusted for the amortization of discounts and premiums, as applicable, on debt investments using the effective interest method.
(4)	Unless otherwise indicated, all investments are considered Level 3 investments.
(5)

Unless otherwise indicated, loan contains a variable rate structure, subject to an interest rate floor. Variable rate loans bear interest at a rate that may be determined by reference to either the London Interbank Offered Rate (“LIBOR” or “L”) (which can include one-, two-, three- or six-month LIBOR) or an alternate base rate (which can include the Federal Funds Effective Rate or the Prime Rate), at the borrower’s option, and which reset periodically based on the terms of the loan agreement.

(6)	The interest rate on these loans is subject to the greater of a LIBOR floor or 1 month LIBOR, which as of September 30, 2017 was 1.23%.
(7)	The interest rate on these loans is subject to the greater of a LIBOR floor or 3 month LIBOR, which as of September 30, 2017 was 1.33%.
(8)	Position or portion thereof is an unfunded loan commitment.
(9)

The negative cost is the result of the capitalized discount being greater than the principal amount outstanding on the loan. The negative fair value is the result of the capitalized discount on the loan.

Owl Rock Capital Corporation

Notes to Consolidated Financial Statements (Unaudited) – Continued

(10)	The date disclosed represents the commitment period of the unfunded term loan. Upon expiration of the commitment period, the funded portion of the term loan may be subject to a longer maturity date.
(11)	Investment is not pledged as collateral under Sebago Lake’s credit facility.
(12)	During the three months ended September 30, 2017, the Company sold its investment in the identified portfolio company to Sebago Lake, generating a realized gain of $0.5 million.
(13)	Represents the fair value in accordance with ASC Topic 820. The determination of such fair value is not included in the Board’s valuation process described elsewhere herein.

Below is selected balance sheet information for Sebago Lake as of September 30, 2017:

($ in thousands)	September 30, 2017
Assets
Investments at fair value (amortized cost of $235,126)	$235,040
Cash and cash equivalents	1,819
Interest receivable	725
Total Assets	$237,584
Liabilities
Debt (net of unamortized debt issuance costs of $3,237)	$153,562
Loan origination and structuring fees payable	1,978
Accrued expenses and other liabilities	1,002
Total Liabilities	156,542
Members' Equity
Members' Equity	81,042
Members' Equity	81,042
Total Liabilities and Members' Equity	$237,584

Below is selected statements of operations information for Sebago Lake for the three and nine months ended September 30, 2017:

	For the Three Months Ended	For the Nine Months Ended
($ in thousands)	September 30, 2017	September 30, 2017
Investment Income
Interest income	$1,675	$1,675
Other income	18	18
Total Investment Income	1,693	1,693
Expenses
Initial organization	$5	$103
Loan origination and structuring fee	1,978	1,978
Interest expense	577	577
Professional fees	145	145
Total Expenses	2,705	2,803
Net Investment Income (Loss)	$(1,012)	$(1,110)
Net Unrealized Gain (Loss) on Investments
Net Unrealized Gain (Loss) on Investments	(86)	(86)
Total Net Unrealized Gain (Loss) on Investments	(86)	(86)
Net Increase (Decrease) in Members' Equity Resulting from Operations	$(1,098)	$(1,196)

Loan Origination and Structuring Fees

If the loan origination and structuring fees earned by Sebago Lake during a fiscal year exceed Sebago Lake’s expenses and other obligations (excluding financing costs), such excess is allocated to the Member(s) responsible for the origination of the loans pro rata in accordance with the total loan origination and structuring fees earned by Sebago Lake with respect to the loans originated by such

Owl Rock Capital Corporation

Notes to Consolidated Financial Statements (Unaudited) – Continued

Member; provided, that in no event will the amount allocated to a Member exceed 1% of the par value of the loans originated by such Member in any fiscal year. The loan origination and structuring fee is accrued quarterly and included in other income from controlled, affiliated investments on the Company’s Consolidated Statements of Operations and paid annually. For the three and nine months ended September 30, 2017, the Company accrued income based on loan origination and structuring fees of $2.0 million and $2.0 million, respectively.

Note 5. Fair Value of Investments

Investments

The following tables present the fair value hierarchy of investments as of September 30, 2017 and December 31, 2016:

	Fair Value Hierarchy as of September 30, 2017
($ in thousands)	Level 1	Level 2	Level 3	Total
First-lien senior secured debt investments	$—	$99,804	$1,347,161	$1,446,965
Second-lien senior secured debt investments	—	35,490	670,476	705,966
Subtotal	$—	$135,294	$2,017,637	$2,152,931
Investments measured at NAV(1)	—	—	—	40,521
Total Investments at fair value	$—	$135,294	$2,017,637	$2,193,452

________________

(1)	Includes equity investments in Sebago Lake.

	Fair Value Hierarchy as of December 31, 2016
($ in thousands)	Level 1	Level 2	Level 3	Total
First-lien senior secured debt investments	$—	$—	$574,776	$574,776
Second-lien senior secured debt investments	—	35,393	357,230	392,623
Total Investments at fair value	$—	$35,393	$932,006	$967,399

The following tables present changes in the fair value of investments for which Level 3 inputs were used to determine the fair value as of and for the three months ended September 30, 2017 and 2016:

	As of and for the Three Months Ended September 30, 2017
($ in thousands)	First-lien senior secured debt investments	Second-lien senior secured debt investments	Total
Fair value, beginning of period	$1,096,353	$619,724	$1,716,077
Purchases of investments, net	424,773	113,703	538,476
Proceeds from investments, net(1)	(175,400)	(63,500)	(238,900)
Net change in unrealized gain (loss)	123	(1,075)	(952)
Net realized gains (losses)	496	—	496
Net amortization of discount on investments	816	1,624	2,440
Transfers into (out of) Level 3(2)	—	—	—
Fair value, end of period	$1,347,161	$670,476	$2,017,637

________________

(1)	Purchases may include payment-in-kind (“PIK”).
(2)	Transfers between levels, if any, are recognized at the beginning of the quarter in which the transfers occur.

Owl Rock Capital Corporation

Notes to Consolidated Financial Statements (Unaudited) – Continued

	As of and for the Three Months Ended September 30, 2016
($ in thousands)	First-lien senior secured debt investments	Second-lien senior secured debt investments	Total
Fair value, beginning of period	$39,825	$178,860	$218,685
Purchases of investments, net	327,703	81,688	409,391
Proceeds from investments, net	(24,862)	—	(24,862)
Net change in unrealized gain (loss)	58	1,819	1,877
Net amortization of discount on investments	186	125	311
Transfers into (out of) Level 3(1)	—	—	—
Fair value, end of period	$342,910	$262,492	$605,402

________________

(1)	Transfers between levels, if any, are recognized at the beginning of the quarter in which the transfers occur.

The following tables present changes in the fair value of investments for which Level 3 inputs were used to determine the fair value as of and for the nine months ended September 30, 2017 and 2016:

	As of and for the Nine Months Ended September 30, 2017
($ in thousands)	First-lien senior secured debt investments	Second-lien senior secured debt investments	Total
Fair value, beginning of period	$574,776	$357,230	$932,006
Purchases of investments, net	1,062,989	446,178	1,509,167
Proceeds from investments, net(1)	(299,777)	(133,790)	(433,567)
Net change in unrealized gain (loss)	5,938	(1,240)	4,698
Net realized gains (losses)	496	—	496
Net amortization of discount on investments	2,739	2,098	4,837
Transfers into (out of) Level 3(2)	—	—	—
Fair value, end of period	$1,347,161	$670,476	$2,017,637

________________

(1)	Purchases may include payment-in-kind (“PIK”).
(2)	Transfers between levels, if any, are recognized at the beginning of the quarter in which the transfers occur.

	As of and for the Nine Months Ended September 30, 2016
($ in thousands)	First-lien senior secured debt investments	Second-lien senior secured debt investments	Total
Fair value, beginning of period	$—	$—	$—
Purchases of investments, net	367,003	344,498	711,501
Proceeds from investments, net	(24,862)	(83,950)	(108,812)
Net change in unrealized gain (loss)	576	1,819	2,395
Net amortization of discount on investments	193	125	318
Transfers into (out of) Level 3(1)	—	—	—
Fair value, end of period	$342,910	$262,492	$605,402

________________

(1)	Transfers between levels, if any, are recognized at the beginning of the quarter in which the transfers occur.

Owl Rock Capital Corporation

Notes to Consolidated Financial Statements (Unaudited) – Continued

The following tables present information with respect to net change in unrealized gains on investments for which Level 3 inputs were used in determining the fair value that are still held by the Company for the three and nine months ended September 30, 2017 and 2016:

($ in thousands)	Net change in unrealized gain (loss) for the Three Months Ended September 30, 2017 on Investments Held at September 30, 2017	Net change in unrealized gain (loss) for the Three Months Ended September 30, 2016 on Investments Held at September 30, 2016
First-lien senior secured debt investments	$528	$58
Second-lien senior secured debt investments	510	1,819
Total Investments	$1,038	$1,877

($ in thousands)	Net change in unrealized gain (loss) for the Nine Months Ended September 30, 2017 on Investments Held at September 30, 2017	Net change in unrealized gain (loss) for the Nine Months Ended September 30, 2016 on Investments Held at September 30, 2016
First-lien senior secured debt investments	$6,624	$576
Second-lien senior secured debt investments	(511)	1,819
Total Investments	$6,113	$2,395

The following tables present quantitative information about the significant unobservable inputs of the Company’s Level 3 investments as of September 30, 2017 and December 31, 2016. The tables are not intended to be all-inclusive but instead capture the significant unobservable inputs relevant to the Company’s determination of fair value.

	As of September 30, 2017
($ in thousands)	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)	Impact to Valuation from an Increase in Input
First-lien senior secured debt investments	$1,010,715	Yield Analysis	Market Yield	7.9%-10.6% (9.1%)	Decrease
	336,446	Recent Transaction	Transaction Price	97.0-98.5 (98.0)	Increase
Second-lien senior secured debt investments	$557,846	Yield Analysis	Market Yield	10.2%-14.1% (11.6%)	Decrease
	112,630	Recent Transaction	Transaction Price	98.0-99.0 (98.4)	Increase

Owl Rock Capital Corporation

Notes to Consolidated Financial Statements (Unaudited) – Continued

	As of December 31, 2016
($ in thousands)	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)	Impact to Valuation from an Increase in Input
First-lien senior secured debt investments(1)	$260,785	Yield Analysis	Market Yield	7.1%-9.9% (9.1%)	Decrease
	298,954	Recent Transaction	Transaction Price	97.5-99.0 (98.4)	Increase
Second-lien senior secured debt investments	$263,805	Yield Analysis	Market Yield	10.8%-12.9% (11.4%)	Decrease
	93,425	Recent Transaction	Transaction Price	98.0-98.5 (98.3)	Increase

________________

(1)	Excludes an investment at fair value amounting to $15,037, which the company valued using indicative bid prices obtained from brokers.

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

Financial Instruments Not Carried at Fair Value

The fair value of the Company’s credit facilities, which are categorized as Level 3 within the fair value hierarchy as of September 30, 2017 and December 31, 2016, approximates their carrying value.

The carrying amounts of the Company’s assets and liabilities, other than investments at fair value, approximate fair value due to their short maturities.

Note 6. Debt

In accordance with the 1940 Act, with certain limitations, the Company is allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 200% after such borrowing. As of September 30, 2017 and December 31, 2016, the Company’s asset coverage was 241% and 237%, respectively.

Owl Rock Capital Corporation

Notes to Consolidated Financial Statements (Unaudited) – Continued

Debt obligations consisted of the following as of September 30, 2017 and December 31, 2016:

	September 30, 2017
($ in thousands)	Aggregate Principal Committed	Outstanding Principal	Amount Available(1)	Net Carrying Value(2)
Subscription Credit Facility(3)	$700,000	$610,000	$85,803	$607,067
Revolving Credit Facility	400,000	252,500	147,500	$249,199
Total Debt	$1,100,000	$862,500	$233,303	$856,266

________________

(1)	The amount available reflects any limitations related to each credit facility’s borrowing base.
(2)	The carrying value of the Company’s Subscription Credit Facility and Revolving Credit Facility are presented net of deferred financing costs of $3.3 million and $2.9 million, respectively.
(3)	The amount available is reduced by $4.2 million of outstanding letters of credit.

	December 31, 2016
($ in thousands)	Aggregate Principal Committed	Outstanding Principal	Amount Available(1)	Net Carrying Value(2)
Subscription Credit Facility	$500,000	$495,000	$5,000	$491,906
Total Debt	$500,000	$495,000	$5,000	$491,906

________________

(1)	The amount available reflects any limitations related to each credit facility’s borrowing base.
(2)	The carrying value of the Company’s Subscription Credit Facility is presented net of deferred financing costs of $3.1 million.

For the three and nine months ended September 30, 2017 and 2016, the components of interest expense were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2017	2016	2017	2016
Interest expense	$6,620	$655	$13,695	$655
Amortization of debt issuance costs	673	119	1,856	119
Total Interest Expense	$7,293	$774	$15,551	$774
Average interest rate	3.03%	2.52%	2.73%	2.52%
Average daily borrowings	$823,763	$99,700	$588,065	$99,700

Subscription Credit Facility

On August 1, 2016 (the “Closing Date”), the Company entered into a subscription credit facility (the “Original Subscription Credit Facility”) with Wells Fargo Bank, National Association (“Wells Fargo”), as administrative agent (the “Administrative Agent”) and letter of credit issuer, and Wells Fargo, State Street Bank and Trust Company and the banks and financial institutions from time to time party thereto, as lenders.

The Original Subscription Credit Facility permitted the Company to borrow up to $250 million, subject to availability under the “Borrowing Base”. The Borrowing Base is calculated based on the unused Capital Commitments of the investors meeting various eligibility requirements above certain concentration limits based on investors’ credit ratings. The Original Subscription Credit Facility also included a provision permitting the Company to increase the size of the facility on or before the first anniversary of the Closing Date up to a maximum principal amount not exceeding $500 million, subject to customary conditions, and included a further provision permitting the Company to increase the size of the facility under certain circumstances up to a maximum principal amount not exceeding $750 million, if the existing or new lenders agreed to commit to such further increase.

Owl Rock Capital Corporation

Notes to Consolidated Financial Statements (Unaudited) – Continued

On September 14, 2016, the Company increased the size of the facility to a total of $300 million.  On September 26, 2016, the Company increased the size of the facility to a total of $500 million. On January 4, 2017, the Company increased the size of the facility to a total of $575 million. On March 13, 2017, the Company increased the size of the facility to a total of $700 million.

On November 2, 2017, the Company amended the Original Subscription Credit Facility pursuant to a first amendment to revolving credit agreement (the “First Amendment” and the Original Subscription Credit Facility, as amended, the “Subscription Credit Facility”), which, among other things: (i) temporarily increases the aggregate commitments under the facility from $700 million to $750 million (on January 2, 2018, Wells Fargo’s commitment will automatically reduce by $50 million unless Wells Fargo agrees to continue its increased commitment) and (ii) amends the accordion feature to permit the Company to increase the commitments under the Subscription Credit Facility under certain circumstances up to a maximum principal amount of $900 million, if the existing or new lenders agree to commit to such further increase.

On November 2, 2017, the Company increased the size of the Subscription Credit Facility to a total of $850 million (subject to reduction to $800 million in January 2018 (as described above) unless Wells Fargo agrees to continue its increased commitment).

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

Note 7. Commitments and Contingencies

Portfolio Company Commitments

From time to time, the Company may enter into commitments to fund investments. As of September 30, 2017 and December 31, 2016, the Company had the following outstanding commitments to fund investments in current portfolio companies:

Portfolio Company	Investment	September 30, 2017	December 31, 2016
($ in thousands)
Accela, Inc.	First lien senior secured revolving loan	$5,895	$—
Trader Interactive, LLC (fka Dominion Web Solutions, LLC)	First lien senior secured revolving loan	5,769	—
GC Agile Holdings Limited (dba Apex Fund Services)	First lien senior secured multi draw term loan	7,782	—
GC Agile Holdings Limited (dba Apex Fund Services)	First lien senior secured revolving loan	1,946	—
Geodigm Corporation (dba National Dentex)	First lien senior secured delayed draw term loan	8,888	—
Ideal Tridon Holdings, Inc.	First lien senior secured revolving loan	3,433	—
Lytx, Inc.	First lien senior secured revolving loan	2,013	—
PetVet Care Centers, LLC	First lien senior secured delayed draw term loan	8,177	—
PetVet Care Centers, LLC	First lien senior secured revolving loan	2,132	—
QC Supply, LLC	First lien senior secured delayed draw term loan	16,563	16,563
QC Supply, LLC	First lien senior secured revolving loan	2,981	3,809
SABA Software, Inc.	First lien senior secured revolving loan	4,950	—
Troon Golf, L.L.C.	First lien senior secured revolving loan	14,426	—
Total Portfolio Company Commitments		$84,955	$20,372

The Company maintains sufficient capacity to cover outstanding unfunded portfolio company commitments that the Company may be required to fund.

Owl Rock Capital Corporation

Notes to Consolidated Financial Statements (Unaudited) – Continued

Other Commitments and Contingencies

As of September 30, 2017, the Company had $4.8 billion in total Capital Commitments from investors ($3.6 billion unfunded), of which $112.4 million is from executives of the Adviser ($63.5 million unfunded). These unfunded Capital Commitments will no longer remain in effect following the completion of an initial public offering of the Company’s common stock.

As of December 31, 2016, the Company had $2.3 billion in total Capital Commitments from investors ($1.6 billion unfunded), of which $112.4 million is from executives of the Adviser ($63.8 million unfunded). These unfunded Capital Commitments will no longer remain in effect following the completion of an initial public offering of the Company’s common stock.

From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of its business. At September 30, 2017, management is not aware of any pending or threatened litigation.

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

During the nine months ended September 30, 2017, the Company delivered the following capital call notices to investors:

Capital Drawdown Notice Date	Common Share Issuance Date	Number of Common Shares Issued	Aggregate Offering Price ($ in millions)
April 14, 2017	April 28, 2017	6,600,659	$100.0
May 11, 2017	May 24, 2017	8,350,033	125.0
May 26, 2017	June 9, 2017	9,966,777	150.0
August 23, 2017	September 6, 2017	3,297,331	50.0
September 15, 2017	September 28, 2017	9,813,875	149.9
Total		38,028,675	$574.9

During the nine months ended September 30, 2016, the Company delivered the following capital call notices to investors:

Capital Drawdown Notice Date	Common Share Issuance Date	Number of Common Shares Issued	Aggregate Offering Price ($ in millions)
March 17, 2016	March 30, 2016	3,333,344	$50.0
March 30, 2016	April 12, 2016	17,214	0.3
May 26, 2016	June 10, 2016	20,979,021	300.0
June 16, 2016	June 29, 2016	5,244,760	75.0
September 16, 2016	September 29, 2016	2,751,029	40.0
Total		32,325,368	$465.3

Owl Rock Capital Corporation

Notes to Consolidated Financial Statements (Unaudited) – Continued

Distributions

The following table reflects the distributions declared on shares of the Company’s common stock during the nine months ended September 30, 2017:

Date Declared	Record Date	Payment Date	Distribution per Share
March 7, 2017	March 7, 2017	March 15, 2017	$0.19
May 9, 2017	May 9, 2017	May 15, 2017	$0.24
August 8, 2017	August 8, 2017	August 15, 2017	$0.26

The distributions declared during the nine months ended September 30, 2017 were derived from net investment income, determined on a tax basis.

On November 7, 2017, the Board declared a distribution of $27.0 million for shareholders of record on November 7, 2017, payable on November 14, 2017. In addition, the Board declared a distribution of 95% of the Company’s estimated fourth quarter taxable income for shareholders of record on December 31, 2017, payable on January 31, 2018.

The Board did not declare a distribution during the nine months ended September 30, 2016.

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

The following table reflects the common stock issued pursuant to the dividend reinvestment plan during the three and six months ended September 30, 2017:

Date Declared	Record Date	Payment Date	Shares
March 7, 2017	March 7, 2017	March 15, 2017	270,178
May 9, 2017	May 9, 2017	May 15, 2017	504,892
August 8, 2017	August 8, 2017	August 15, 2017	776,833

Repurchase Offers

The Company offered to repurchase up to $50 million of issued and outstanding shares of common stock at a purchase price of $15.09 per share. The offer to repurchase commenced on March 15, 2017 and expired on April 11, 2017. No shares were repurchased in connection with the tender offer.

Owl Rock Capital Corporation

Notes to Consolidated Financial Statements (Unaudited) – Continued

Note 9. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per common share:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands, except per share amounts)	2017	2016	2017	2016
Increase (decrease) in net assets resulting from operations	$27,282	$7,992	$65,551	$3,594
Weighted average shares of common stock outstanding—basic and diluted	73,138,745	29,634,244	58,741,817	16,302,756
Earnings per common share-basic and diluted	$0.37	$0.27	$1.12	$0.22

Note 10. Financial Highlights

The following are the financial highlights for a common share outstanding during the nine months ended September 30, 2017 and 2016:

	For the Nine Months Ended September 30,
($ in thousands, except share and per share amounts)	2017	2016
Per share data:
Net asset value, beginning of period	$14.85	$—
Net investment income(1)	1.03	0.04
Net realized and unrealized gain (loss) on investments	0.08	0.18
Total from operations	1.11	0.22
Issuance of common shares	0.00	14.28
Distributions declared from net investment income(2)	(0.69)	—
Total increase in net assets	0.42	14.50
Net asset value, end of period	$15.27	$14.50
Shares outstanding, end of period	85,413,892	32,325,468
Total Return(3)	7.7%	(3.3)%
Ratios / Supplemental Data(5)
Ratio of total expenses to average net assets(4)	2.9%	6.0%
Ratio of net investment income to average net assets(4)	4.3%	0.6%
Net assets, end of period	$1,304,400	$468,854
Weighted-average shares outstanding	58,741,817	16,302,756
Total capital commitments, end of period	$4,800,864	$2,200,510
Ratios of total contributed capital to total committed capital, end of period	25.8%	21.1%
Portfolio turnover rate	19.9%	11.4%
Year of formation	2015	2015

________________

(1)	The per share data was derived by using the weighted average shares outstanding during the period.
(2)	The per share data was derived using actual shares outstanding at the date of the relevant transaction.
(3)

Total return is calculated as the change in net asset value (“NAV”) per share during the period, plus distributions per share (if any), divided by the beginning NAV per share.  Total return is not annualized.

(4)	The ratios reflect an annualized amount, except in the case of non-recurring expenses (e.g. initial organization expense).
(5)	Does not include expenses of investment companies in which the fund invests.

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

We conduct private offerings (each, a “Private Offering”) of our common shares to accredited investors in reliance on exemptions from the registration requirements of the Securities Act of 1933, as amended. At the closing of each Private Offering, each investor makes a Capital Commitment to purchase shares of our common stock pursuant to a subscription agreement entered into with the Company. Investors are required to fund drawdowns to purchase shares of our common stock up to the amount of their respective Capital Commitment on an as-needed basis each time we deliver a drawdown notice to our investors. The initial closing of the Private Offering occurred on March 3, 2016 (the "Initial Closing"). As of September 30, 2017, we had $4.8 billion in total Capital Commitments from investors.  If we have not consummated a listing of our common stock on a national securities exchange (an "Exchange Listing") by the five-year anniversary of the Initial Closing, subject to extension for two additional one-year periods, in the sole discretion of the Board, the Board (subject to any necessary shareholder approvals and applicable requirements of the 1940 Act) will use its commercially reasonable efforts to wind down and/or liquidate and dissolve the Company in an orderly manner.

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

The Adviser also serves as investment adviser to Owl Rock Capital Corporation II. Owl Rock Capital Corporation II is a corporation formed under the laws of the State of Maryland that, like us, has elected to be treated as a business development company (“BDC”) under the Investment Company Act of 1940 (the “1940 Act”). Owl Rock Capital Corporation II’s investment objective is similar to ours, which is to generate current income, and to a lesser extent, capital appreciation by targeting investment opportunities with favorable risk-adjusted returns. On April 4, 2017, Owl Rock Capital Corporation II received subscription agreements totaling $10.0 million for the purchase of shares of its common stock from a private placement from certain individuals and entities affiliated with the Adviser, met its minimum offering requirement of $2.5 million, and issued 277,778 shares of common stock.  The purchase price of the shares was $9.00 per share, which represents the initial public offering of $9.47 per share, net of the selling commission and dealer manager fees. In April 2017, the Owl Rock Capital Corporation II made its first portfolio company investment. As of September 30, 2017, Owl Rock Capital Corporation II had raised gross proceeds of approximately $40.1 million, including seed capital contributed by our Adviser in September 2016 and approximately $10.0 million in gross proceeds raised from certain individuals and entities affiliated with the Adviser.

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

We have elected to be regulated as a BDC under the 1940 Act and as a regulated investment company (“RIC”) for tax purposes under the Internal Revenue Code of 1986, as amended (the “Code”). As a result, we are required to comply with various statutory and regulatory requirements, such as:

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

Our Investment Framework

We are a Maryland corporation organized primarily to originate and make loans to, and make debt and equity investments in, U.S. middle market companies. Our investment objective is to generate current income, and to a lesser extent, capital appreciation by targeting investment opportunities with favorable risk-adjusted returns. Since our Adviser began investment activities in April 2016 through September 30, 2017, our Adviser has originated $3.0 billion aggregate principal amount of investments, of which $2.5 billion of aggregate principal amount of investments prior to any subsequent exits or repayments, was retained by either us or Owl Rock Capital Corporation II, a BDC advised by our Adviser. In addition, since June 2016, we have originated $145 million of aggregate principal amount of investments prior to any subsequent exits or repayments, which was retained by Sebago Lake LLC (“Sebago Lake”). We seek to generate current income primarily in U.S. middle market companies through direct originations of senior secured loans or originations of unsecured loans, subordinated loans or mezzanine loans and, to a lesser extent, investments in equity-related securities including warrants, preferred stock and similar forms of senior equity.

We define “middle market companies” generally to mean companies with earnings before interest expense, income tax expense, depreciation and amortization, or “EBITDA,” between $10 million and $250 million annually and/or annual revenue of $50 million to $2.5 billion at the time of investment, although we may on occasion invest in smaller or larger companies if an opportunity presents itself.

As of September 30, 2017, our average investment size in each of our portfolio companies was approximately $59.8 million based on fair value (excluding the investment in Sebago Lake). As of September 30, 2017, our portfolio companies had weighted average annual revenue of $734 million and weighted average annual EBITDA of $92 million.

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

Revenues

We generate revenues primarily in the form of interest income from the investments we hold. In addition, we may generate income from dividends on either direct equity investments or equity interests obtained in connection with originating loans, such as options, warrants or conversion rights. Our debt investments typically have a term of three to ten years. As of September 30, 2017, 97.4% of our debt investments based on fair value bear interest at a floating rate, subject to interest rate floors, in certain cases. Interest on our debt investments is generally payable either monthly or quarterly.

Our investment portfolio consists primarily of floating rate loans, and our credit facilities bear interest at floating rates. Macro trends in base interest rates like LIBOR may affect our net investment income over the long term. However, because we generally originate loans to a small number of portfolio companies each quarter, and those investments vary in size, our results in any given period, including the interest rate on investments that were sold or repaid in a period compared to the interest rate of new investments made during that period, often are idiosyncratic, and reflect the characteristics of the particular portfolio companies that we invested in or exited during the period and not necessarily any trends in our business or macro trends.

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

The Middle Market is a Large Addressable Market. According to GE Capital’s National Center for the Middle Market 2nd Quarter 2017 Middle Market Indicator, there are approximately 200,000 U.S. middle market companies, which have approximately 47.9 million aggregate employees. Moreover, the U.S. middle market accounts for approximately $5.9 trillion of private sector gross domestic product (“GDP”) which, measured on a global scale, would be the third largest global economy. GE defines U.S. middle market companies as those between $10 million and $1 billion in annual revenue, which we believe has significant overlap with our definition of U.S. middle market companies.

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

Portfolio and Investment Activity

As of September 30, 2017, based on fair value, our debt portfolio consisted of 67.2% first lien senior secured debt investments and 32.8% second lien senior secured debt investments.

As of September 30, 2017, our weighted average total yield of debt and income producing securities at fair value was 8.8%, and our weighted average total yield of debt and income producing securities at amortized cost was 8.8%.

As of September 30, 2017 we had investments in 37 portfolio companies with an aggregate fair value of $2.2 billion.

Our investment activity for the three months ended September 30, 2017 and 2016 is presented below (information presented herein is at par value unless otherwise indicated).

	For the Three Months Ended September 30,
($ in thousands)	2017	2016
New investment commitments
Gross originations	$729,968	$468,500
Less: Sell downs	(110,000)	(25,000)
Total new investment commitments	$619,968	$443,500
Principal amount of investments funded:
First-lien senior secured debt investments	$428,970	$312,000
Second-lien senior secured debt investments	114,500	118,500
Investment funds and vehicles	41,119	—
Total principal amount of investments funded	$584,589	$430,500
Principal amount of investments sold or repaid:
First-lien senior secured debt investments	$(117,351)	$—
Second-lien senior secured debt investments	(63,500)	—
Investment funds and vehicles	—
Total principal amount of investments sold or repaid	$(180,851)	$—
Number of new investment commitments in new portfolio companies(1)	7	9
Average new investment commitment amount	$64,571	$49,278
Weighted average term for new investment commitments (in years)	6.2	6.4
Percentage of new debt investment commitments at floating rates	100.0%	95.4%
Percentage of new debt investment commitments at fixed rates	0.0%	4.6%
Weighted average interest rate of new investment commitments	7.6%	8.4%
Weighted average spread over LIBOR of new floating rate investment commitments	6.8%	7.3%

________________

(1)	Number of new investment commitments represents commitments to a particular portfolio company.

As of September 30, 2017 and December 31, 2016, our investments consisted of the following:

	September 30, 2017		December 31, 2016
($ in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
First-lien senior secured debt investments	$1,436,609	$1,446,965	$570,806	$574,776
Second-lien senior secured debt investments	703,472	705,966	388,962	392,623
Investment funds and vehicles(1)	41,119	40,521	—	—
Total Investments	$2,181,200	$2,193,452	$959,768	$967,399

________________

(1)	Includes investment in Sebago Lake.

The table below describes investments by industry composition based on fair value as of September 30, 2017 and December 31, 2016:

	September 30, 2017	December 31, 2016
Advertising and media	3.6%	8.3%
Aerospace and defense	2.3	5.1
Buildings and real estate	5.7	—
Business services	9.5	6.6
Consumer products	5.2	—
Distribution	14.1	22.2
Energy equipment and services	6.7	—
Food and beverage	9.3	20.1
Healthcare and pharmaceuticals	—	5.1
Healthcare equipment and services	5.0	6.2
Household products	3.2	—
Human resource support services	2.0	—
Infrastructure and environmental services	3.4	6.6
Insurance	1.5	3.6
Internet software and services	8.0	3.0
Investment funds and vehicles(1)	1.8	—
Leisure and entertainment	8.3	3.7
Manufacturing	3.6	1.6
Professional services	3.5	7.9
Specialty retail	1.7	—
Transportation	1.6	—
Total	100.0%	100.0%

________________

(1)	Includes investment in Sebago Lake.

The table below describes investments by geographic composition based on fair value as of September 30, 2017 and December 31, 2016:

	September 30, 2017	December 31, 2016
United States:
Midwest	18.8%	25.8%
Northeast	17.6	28.8
South	32.9	29.6
West	25.5	12.9
Canada	3.5	2.9
United Kingdom	1.7	—
Total	100.0%	100.0%

The weighted average yields and interest rate of our debt investments at fair value as of September 30, 2017 and December 31, 2016 were as follows:

	September 30, 2017	December 31, 2016
Weighted average total yield of debt and income producing securities	8.8%	9.0%
Weighted average interest rate of debt and income producing securities	8.4%	8.5%
Weighted average spread over LIBOR of all floating rate investments	7.2%	7.4%

The weighted average yield of our debt and income producing securities is not the same as a return on investment for our shareholders but, rather, relates to a portion of our investment portfolio and is calculated before the payment of all of our and our subsidiaries’ fees and expenses. The weighted average yield was computed using the effective interest rates as of each respective date, including accretion of original issue discount and loan origination fees, but excluding investments on non-accrual status, if any. There can be no assurance that the weighted average yield will remain at its current level.

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

The following table shows the composition of our portfolio on the 1 to 5 rating scale as of September 30, 2017 and December 31, 2016:

	September 30, 2017		December 31, 2016
Investment Rating	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
($ in thousands)
1	$74,672	3.4%	$—	—%
2	1,988,388	90.7	967,399	100.0
3	130,392	5.9	—	—
4	—	—	—	—
5	—	—	—	—
Total	$2,193,452	100.0%	$967,399	100.00%

The following table shows the amortized cost of our performing and non-accrual debt investments as of September 30, 2017 and December 31, 2016:

	September 30, 2017		December 31, 2016
($ in thousands)	Amortized Cost	Percentage	Amortized Cost	Percentage
Performing	$2,140,081	100.0%	$959,768	100.0%
Non-accrual	—	—	—	—
Total	$2,140,081	100.0%	$959,768	100.0%

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

Sebago Lake LLC

Sebago Lake, a Delaware limited liability company, was formed and commenced operations on June 20, 2017. We invest together with The Regents of the University of California (“Regents”) through Sebago Lake, or its wholly subsidiaries, Sebago Lake Financing LLC and SL Lending LLC. Sebago Lake’s principal purpose is to make investments, primarily in senior secured loans that are made to middle-market companies or in broadly syndicated loans. Both us and Regents (the “Members”) have a 50% economic ownership in Sebago Lake. It is anticipated that each of the Members will contribute up to $100 million to Sebago Lake. As of September 30, 2017, each Member has funded $41.1 million of their $100 million subscription. Sebago Lake is managed by the Members, each of which has equal voting rights. Investment decisions must be approved by each of the Members.

We have determined that Sebago Lake is an investment company under ASC 946, however, in accordance with such guidance, we will generally not consolidate its investment in a company other than a wholly owned investment company subsidiary or a controlled operating company whose business consists of providing services to the Company. Accordingly, we do not consolidate our non-controlling interest in Sebago Lake.

During the three months ended September 30, 2017, we sold our investment in three portfolio companies to Sebago Lake, generating a realized gain of $0.5 million.

As of September 30, 2017, Sebago Lake had total investments in senior secured debt at fair value of $235.0 million. The following table is a summary of Sebago Lake’s portfolio as well as a listing of the portfolio investments in Sebago Lake’s portfolio as of September 30, 2017:

($ in thousands)	September 30, 2017
Total senior secured debt(1)	$237,477
Weighted average spread over LIBOR(1)	4.75%
Number of portfolio companies	8
Largest funded investment to a single borrower(1)	$48,734

________________

(1)	At par.

Sebago Lake's Portfolio as of September 30, 2017
($ in thousands) Company(1)(2)(4)(5)	Investment	Interest	Maturity Date	Principal / Par	Amortized Cost(3)	Fair Value(13)	Percentage of Members' Equity
Debt Investments
Food and beverage
DecoPac, Inc.(7)	First lien senior secured loan	L + 4.25%	9/30/2024	$21,429	$21,326	$21,321	26.3%
DecoPac, Inc.(7)(8)(11)	First lien senior secured revolving loan	L + 4.25%	9/29/2023	714	696	696	0.9%
Give & Go Prepared Foods Corp.(7)	First lien senior secured loan	L + 4.25%	7/29/2023	25,000	24,938	24,938	30.8%
Sovos Brands Intermediate, Inc. (7)	First lien senior secured loan	L + 4.50%	7/18/2024	43,243	41,966	41,946	51.8%
Sovos Brands Intermediate, Inc. (8)(9)(11)	First lien senior secured revolving loan	L + 4.50%	7/18/2022	-	(134)	(135)	(0.2)%
				90,386	88,792	88,766	109.6
Healthcare and pharmaceuticals
Osmotica Pharmaceutical Corp.(6)(12)	First lien senior secured loan	L + 5.00%	2/3/2022	48,734	48,734	48,735	60.1%
Healthcare equipment and services
Beaver-Visitec International Holdings, Inc.(7)(12)	First lien senior secured loan	L + 5.00%	8/21/2023	46,764	46,299	46,296	57.1%
Insurance
Worley Claims Services, LLC(6)	First lien senior secured loan	L + 5.50%	8/7/2022	17,292	17,133	17,119	21.1%
Worley Claims Services, LLC(8)(9)(10)(11)	First lien senior secured delayed draw term loan	L + 5.50%	2/7/2019	-	(35)	(77)	(0.1)%
				17,292	17,098	17,042	21.0
Leisure and entertainment
MND Holdings III Corp. (dba Melissa & Doug)(7)	First lien senior secured loan	L + 4.50%	6/19/2024	19,950	19,852	19,850	24.5%
Manufacturing
Blount International, Inc.(6)(12)	First lien senior secured loan	L + 5.00%	4/12/2023	14,351	14,351	14,351	17.7%
Total Debt Investments				$237,477	$235,126	$235,040	290.0%
Total Investments				$237,477	$235,126	$235,040	290.0%
________________

(1)	Certain portfolio company investments are subject to contractual restrictions on sales.
(2)	Unless otherwise indicated, Sebago Lake’s portfolio companies are pledged as collateral supporting the amounts outstanding under Sebago Lake’s credit facility.
(3)	The amortized cost represents the original cost adjusted for the amortization of discounts and premiums, as applicable, on debt investments using the effective interest method.
(4)	Unless otherwise indicated, all investments are considered Level 3 investments.
(5)

Unless otherwise indicated, loan contains a variable rate structure, subject to an interest rate floor. Variable rate loans bear interest at a rate that may be determined by reference to either the London Interbank Offered Rate (“LIBOR” or “L”) (which can include one-, two-, three- or six-month LIBOR) or an alternate base rate (which can include the Federal Funds Effective Rate or the Prime Rate), at the borrower’s option, and which reset periodically based on the terms of the loan agreement.

(6)	The interest rate on these loans is subject to the greater of a LIBOR floor or 1 month LIBOR, which as of September 30, 2017 was 1.23%.
(7)	The interest rate on these loans is subject to the greater of a LIBOR floor or 3 month LIBOR, which as of September 30, 2017 was 1.33%.
(8)	Position or portion thereof is an unfunded loan commitment.
(9)

The negative cost is the result of the capitalized discount being greater than the principal amount outstanding on the loan. The negative fair value is the result of the capitalized discount on the loan.

(10)	The date disclosed represents the commitment period of the unfunded term loan. Upon expiration of the commitment period, the funded portion of the term loan may be subject to a longer maturity date.
(11)	Investment is not pledged as collateral under Sebago Lake’s credit facility.
(12)	During the three months ended September 30, 2017, the Company sold its investment in the identified portfolio company to Sebago Lake, generating a realized gain of $0.5 million.
(13)	Represents the fair value in accordance with ASC Topic 820. The determination of such fair value is not included in our board’s valuation process described elsewhere herein.

Below is selected balance sheet information for Sebago Lake as of September 30, 2017:

($ in thousands)	September 30, 2017
Assets
Investments at fair value (amortized cost of $235,126)	$235,040
Cash and cash equivalents	1,819
Interest receivable	725
Total Assets	$237,584
Liabilities
Debt (net of unamortized debt issuance costs of $3,237)	$153,562
Loan origination and structuring fees payable	1,978
Accrued expenses and other liabilities	1,002
Total Liabilities	156,542
Members' Equity
Members' Equity	81,042
Members' Equity	81,042
Total Liabilities and Members' Equity	$237,584

Below is selected statements of operations information for Sebago Lake for the three and nine months ended September 30, 2017:

	For the Three Months Ended	For the Nine Months Ended
($ in thousands)	September 30, 2017	September 30, 2017
Investment Income
Interest income	$1,675	$1,675
Other income	18	18
Total Investment Income	1,693	1,693
Expenses
Initial organization	$5	$103
Loan origination and structuring fee	1,978	1,978
Interest expense	577	577
Professional fees	145	145
Total Expenses	2,705	2,803
Net Investment Income (Loss)	$(1,012)	$(1,110)
Net Unrealized Gain (Loss) on Investments
Net Unrealized Gain (Loss) on Investments	(86)	(86)
Total Net Unrealized Gain (Loss) on Investments	(86)	(86)
Net Increase (Decrease) in Members' Equity Resulting from Operations	$(1,098)	$(1,196)

On August 9, 2017, Sebago Lake Financing LLC and SL Lending LLC entered into credit facility Goldman Sachs Bank USA. Goldman Sachs Bank USA serves as the sole lead arranger, syndication agent and administrative agent, and State Street Bank and Trust Company serves as the collateral administrator and agent. The credit facility includes a maximum borrowing capacity of $400 million. As of September 30, 2017, there was $156.8 million outstanding under the credit facility. For the three and nine months ended September 30, 2017, the components of interest expense were as follows:

($ in thousands)	Three Months Ended September 30, 2017	Nine Months Ended September 30, 2017
Interest expense	$506	$506
Amortization of debt issuance costs	71	71
Total Interest Expense	$577	$577
Average interest rate(1)	3.5%	3.5%
Average daily borrowings(1)	$101,044	$101,044

________________

(1)	Averages reflect the period from August 9, 2017, the date of agreement, through September 30, 2017.

Loan Origination and Structuring Fees

If the loan origination and structuring fees earned by Sebago Lake during a fiscal period exceed Sebago Lake’s expenses and other obligations (excluding financing costs), such excess is allocated to the Member(s) responsible for the origination of the loans pro rata in accordance with the total loan origination and structuring fees earned by Sebago Lake with respect to the loans originated by such Member; provided, that in no event will the amount allocated to a Member exceed 1% of the par value of the loans originated by such Member in any fiscal year. The loan origination and structuring fee is accrued quarterly and included in other income from controlled, affiliated investments on our Consolidated Statements of Operations and paid annually. For the three and nine months ended September 30, 2017, we accrued income based on loan origination and structuring fees of $2.0 million and $2.0 million, respectively.

Results of Operations

The following table represents the operating results for the three and nine months ended September 30, 2017 and 2016. We were initially capitalized on March 1, 2016 and commenced operations on March 3, 2016.

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2017	2016	2017	2016
Total Investment Income	$47.4	$10.7	$103.5	$11.4
Less: Expenses	19.0	5.1	43.0	10.7
Net Investment Income (Loss) Before Taxes	$28.4	$5.6	$60.5	$0.7
Less: Income taxes, including excise taxes	0.0	—	0.0	—
Net Investment Income (Loss) After Taxes	$28.4	$5.6	$60.5	$0.7
Net change in unrealized gain (loss)	(1.6)	2.4	4.6	2.9
Net realized gain (loss)	0.5	—	0.5	—
Net Increase (Decrease) in Net Assets Resulting from Operations	$27.3	$8.0	$65.6	$3.6

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

Investment Income

Investment income for the three and nine months ended September 30, 2017 and 2016, were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2017	2016	2017	2016
Interest from investments	$44.4	$10.7	$99.3	$11.4
Other income	3.0	—	4.2	—
Total investment income	$47.4	$10.7	$103.5	$11.4

For the Three Months Ended September 30, 2017 and 2016

Investment income increased to $47.4 million for the three months ended September 30, 2017 from $10.7 million for the same period in prior year due to increase in interest income as a result of an increase in our investment portfolio and other income earned during the three months ended September 30, 2017.

For the Nine Months Ended September 30, 2017 and 2016

Investment income increased to $103.5 thousand for the nine months ended September 30, 2017 from $11.4 million for the same period in prior year due to increase in interest income as a result of an increase in our investment portfolio and other income earned during the nine months ended September 30, 2017.

Expenses

Expenses for the three and nine months ended September 30, 2017 and 2016 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2017	2016	2017	2016
Initial organization	$—	$—	$—	$1.2
Interest expense	7.3	0.8	15.6	0.8
Management fee	8.6	2.5	19.9	4.7
Professional fees	1.5	0.9	4.0	2.1
Directors' fees	0.1	0.1	0.3	0.2
Other general and administrative	1.5	0.8	3.2	1.7
Total expenses	$19.0	$5.1	$43.0	$10.7

Under the terms of the Administration Agreement, we reimburse the Adviser for services performed for us. In addition, pursuant to the terms of the Administration Agreement, the Adviser may delegate its obligations under the Administration Agreement to an affiliate or to a third party and we reimburse the Adviser for any services performed for us by such affiliate or third party.

For the Three Months Ended September 30, 2017and 2016

Total expenses increased to $19.0 million for the three months ended September 30, 2017 from $5.1 for the same period in prior year due to an increase in management fees, interest expense, and other expenses of  $6.1 million, $6.5 million, and $1.3, respectively.

For the Nine Months Ended September 30, 2017 and 2016

Total expenses increased to $43.0 million for the nine months ended September 30, 2017 from $10.7 to the same period in prior year due to an increase in management fees, interest expense and other expenses of $15.2 million, $14.8 million and $3.5 million, respectively, partially offset by initial organization expenses incurred during the nine months ended September 30, 2016 of $1.2 million.

Income Taxes, Including Excise Taxes

We have elected to be treated as a RIC under Subchapter M of the Code, and we intend to operate in a manner so as to continue to qualify for the tax treatment applicable to RICs. To qualify for tax treatment as a RIC, we must, among other things, distribute to our shareholders in each taxable year generally at least 90% of our investment company taxable income, as defined by the Code, and net tax-exempt income for that taxable year. To maintain our tax treatment as a RIC, we, among other things, intend to make the requisite distributions to our shareholders, which generally relieves us from corporate-level U.S. federal income taxes.

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

For the three and nine months ended September 30, 2017, we recorded an expense of $0.03 million and $0.04 million, respectively, for U.S. federal excise tax. For the three and nine months ended September 30, 2016, there was no accrued U.S. federal excise tax.

Net Unrealized Gains (Losses) on Investments

We fair value our portfolio investments quarterly and any changes in fair value are recorded as unrealized gains or losses.  During the three and nine months ended September 30, 2017, net unrealized gains (losses) on our investment portfolio were comprised of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2017	2016	2017	2016
Net unrealized gain (loss) on investments	$(1.6)	$2.4	$4.6	$2.9
Net unrealized gain (loss) on investments	$(1.6)	$2.4	$4.6	$2.9

Net Realized Gains (Losses) on Investments

The realized gains and losses on fully exited and partially exited portfolio companies during the three and nine months ended September 30, 2017 and 2016 were comprised of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2017	2016	2017	2016
Net realized gain (loss) on investments	$0.5	$—	0.5	$—
Net realized gain (loss) on investments	$0.5	$—	$0.5	$—

The realized gains and losses during the three and nine months ended September 30, 2017 is the result of our sale of three investments to Sebago Lake.

Realized Gross Internal Rate of Return

Since we began investing in 2016 through September 30, 2017, weighted by capital invested, our exited investments have generated an average realized gross internal rate of return to us of 11.5% (based on total capital invested of $218 million and total proceeds from these exited investments of $235 million). Eighty percent of these exited investments resulted in a realized gross internal rate of return to us of 10% or greater.

Internal rate of return, or IRR, is a measure of our discounted cash flows (inflows and outflows). Specifically, IRR is the discount rate at which the net present value of all cash flows is equal to zero. That is, IRR is the discount rate at which the present value of total capital invested in each of our investments is equal to the present value of all realized returns from that investment. Our IRR calculations are unaudited.

Capital invested, with respect to an investment, represents the aggregate cost basis allocable to the realized or unrealized portion of the investment, net of any upfront fees paid at closing for the term loan portion of the investment.

Realized returns, with respect to an investment, represents the total cash received with respect to each investment, including all amortization payments, interest, dividends, prepayment fees, upfront fees (except upfront fees paid at closing for the term loan portion of an investment), administrative fees, agent fees, amendment fees, accrued interest, and other fees and proceeds.

Gross IRR, with respect to an investment, is calculated based on the dates that we invested capital and dates we received distributions, regardless of when we made distributions to our stockholders. Initial investments are assumed to occur at time zero.

Average gross IRR is the average of the gross IRR for each of our exited investments (each calculated as described above), weighted by the total capital invested for each of those investments.

Gross IRR reflects historical results relating to our past performance and is not necessarily indicative of our future results. In addition, gross IRR does not reflect the effect of management fees, expenses, incentive fees or taxes borne, or to be borne, by us or our stockholders, and would be lower if it did.

Average gross IRR on our exited investments reflects only invested and realized cash amounts as described above, and does not reflect any unrealized gains or losses in our portfolio.

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

We may from time to time enter into additional debt facilities, increase the size of our existing credit facilities or issue debt securities. Any such incurrence or issuance would be subject to prevailing market conditions, our liquidity requirements, contractual and regulatory restrictions and other factors. In accordance with the 1940 Act, with certain limited exceptions, we are only allowed to incur borrowings, issue debt securities or issue preferred stock, if immediately after the borrowing or issuance, the ratio of total assets (less total liabilities other than indebtedness) to total indebtedness plus preferred stock, is at least 200%. As of September 30, 2017, our asset coverage ratio was 241%. We seek to carefully consider our unfunded commitments for the purpose of planning our ongoing financial leverage. Further, we maintain sufficient borrowing capacity within the 200% asset coverage limitation to cover any outstanding unfunded commitments we are required to fund.

Cash and cash equivalents as of September 30, 2017, taken together with our uncalled Capital Commitments of $3.6 billion, is expected to be sufficient for our investing activities and to conduct our operations in the near term. As of September 30, 2017, we had $233.3 million available under our credit facilities.

As of September 30, 2017, we had $19.2 million in cash and cash equivalents. During the nine months ended September 30, 2017, we used $1,097.9 million in cash for operating activities, primarily as a result of funding portfolio investments of $1,587.6 million, partially offset by sell downs of $433.9 and other operating activity of $55.8 million. Lastly, cash provided by financing activities was $907.8 million during the period, which was the result of proceeds from net borrowings on our credit facilities, net of debt issuance costs, of $362.5 million and proceeds from the issuance of shares, net of offering costs paid, of $561.9 million, partially offset by distributions paid of $16.6 million.

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

During the nine months ended September 30, 2017, we delivered the following capital call notices to our investors:

Capital Drawdown Notice Date	Common Share Issuance Date	Number of Common Shares Issued	Aggregate Offering Price ($ in millions)
April 14, 2017	April 28, 2017	6,600,659	$100.0
May 11, 2017	May 24, 2017	8,350,033	125.0
May 26, 2017	June 9, 2017	9,966,777	150.0
August 23, 2017	September 6, 2017	3,297,331	50.0
September 15, 2017	September 28, 2017	9,813,875	149.9
Total		38,028,675	$574.9

During the nine months ended September 30, 2016, we delivered the following capital call notices to our investors:

Capital Drawdown Notice Date	Common Share Issuance Date	Number of Common Shares Issued	Aggregate Offering Price ($ in millions)
March 17, 2016	March 30, 2016	3,333,344	$50.0
March 30, 2016	April 12, 2016	17,214	0.3
May 26, 2016	June 10, 2016	20,979,021	300.0
June 16, 2016	June 29, 2016	5,244,760	75.0
September 16, 2016	September 29, 2016	2,751,029	40.0
Total		32,325,368	$465.3

Distributions

The following table reflects the distributions declared on shares of our common stock during the three and nine months ended September 30, 2017:

Date Declared	Record Date	Payment Date	Distribution per Share
March 7, 2017	March 7, 2017	March 15, 2017	$0.19
May 9, 2017	May 9, 2017	May 15, 2017	$0.24
August 8, 2017	August 8, 2017	August 15, 2017	$0.26

The distributions declared during the nine months ended September 30, 2017 were derived from net investment income, determined on a tax basis.

On November 7, 2017, our Board declared a distribution of $27.0 million for shareholders of record on November 7, 2017, payable on November 14, 2017. In addition, our Board declared a distribution of 95% of our estimated fourth quarter taxable income for shareholders of record on December 31, 2017, payable on January 31, 2018.

Our Board did not declare a distribution during the nine months ended September 30, 2016.

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

The following table reflects the common stock issued pursuant to the dividend reinvestment plan during the three and nine months ended September 30, 2017:

Date Declared	Record Date	Payment Date	Shares
March 7, 2017	March 7, 2017	March 15, 2017	270,178
May 9, 2017	May 9, 2017	May 15, 2017	504,892
August 8, 2017	August 8, 2017	August 15, 2017	776,833

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

Debt

Aggregate Borrowings

Debt obligations consisted of the following as of September 30, 2017 and December 31, 2016:

	September 30, 2017
($ in thousands)	Aggregate Principal Committed	Outstanding Principal	Amount Available(1)	Net Carrying Value(2)
Subscription Credit Facility(3)	$700,000	$610,000	$85,803	$607,067
Revolving Credit Facility	400,000	252,500	147,500	$249,199
Total Debt	$1,100,000	$862,500	$233,303	$856,266

________________

(1)	The amount available reflects any limitations related to each credit facility’s borrowing base.
(2)	The carrying value of the our Subscription Credit Facility and Revolving Credit Facility are presented net of deferred financing costs of $3.3 million and $2.9 million, respectively.
(3)	The amount available is reduced by $4.2 million of outstanding letters of credit.

	December 31, 2016
($ in thousands)	Aggregate Principal Committed	Outstanding Principal	Amount Available(1)	Net Carrying Value(2)
Subscription Credit Facility	$500,000	$495,000	$5,000	$491,906
Total Debt	$500,000	$495,000	$5,000	$491,906

________________

(1)	The amount available reflects any limitations related to each credit facility’s borrowing base.
(2)	The carrying value of our Subscription Credit Facility is presented net of deferred financing costs of $3.1 million.

For the three and nine months ended September 30, 2017 and September 30, 2016, the components of interest expense were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2017	2016	2017	2016
Interest expense	$6,620	$655	$13,695	$655
Amortization of debt issuance costs	673	119	1,856	119
Total Interest Expense	$7,293	$774	$15,551	$774
Average interest rate	3.03%	2.52%	2.73%	2.52%
Average daily borrowings	$823,763	$99,700	$588,065	$99,700

Subscription Credit Facility

On August 1, 2016 (the “Closing Date”), we entered into a subscription credit facility (the “Original Subscription Credit Facility”) with Wells Fargo Bank, National Association (“Wells Fargo”), as administrative agent (the “Administrative Agent”) and letter of credit issuer, and Wells Fargo, State Street Bank and Trust Company and the banks and financial institutions from time to time party thereto, as lenders.

The Original Subscription Credit Facility permitted us to borrow up to $250 million, subject to availability under the “Borrowing Base”. The Borrowing Base is calculated based on the unused Capital Commitments of the investors meeting various eligibility requirements above certain concentration limits based on investors’ credit ratings. The Original Subscription Credit Facility also included a provision permitting us to increase the size of the facility on or before the first anniversary of the Closing Date up to a maximum principal amount not exceeding $500 million, subject to customary conditions, and included a further provision permitting us to increase the size of the facility under certain circumstances up to a maximum principal amount not exceeding $750 million, if the existing or new lenders agreed to commit to such further increase.

On September 14, 2016 we increased the size of the facility to a total of $300 million. On September 26, 2016 we increased the size of the facility to a total of $500 million. On January 4, 2017, we increased the size of the facility to a total of $575 million. On March 13, 2017, we increased the size of the facility to a total of $700 million.

On November 2, 2017, we amended the Original Subscription Credit Facility pursuant to a first amendment to revolving credit agreement (the “First Amendment” and the Original Subscription Credit Facility, as amended, the “Subscription Credit Facility”), which, among other things: (i) temporarily increases the aggregate commitments under the facility from $700 million to $750 million (on January 2, 2018, Wells Fargo’s commitment will automatically reduce by $50 million unless Wells Fargo agrees to continue its increased commitment) and (ii) amends the accordion feature to permit the Company to increase the commitments under the Subscription Credit Facility under certain circumstances up to a maximum principal amount of $900 million, if the existing or new lenders agree to commit to such further increase.

On November 2, 2017, we increased the size of the Subscription Credit Facility to a total of $850 million (subject to reduction to $800 million in January 2018 (as described above) unless Wells Fargo agrees to continue its increased commitment).

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

Off-Balance Sheet Arrangements

Portfolio Company Commitments

From time to time, we may enter into commitments to fund investments. As of September 30, 2017 and December 31, 2016, we had the following outstanding commitments to fund investments in current portfolio companies:

Portfolio Company	Investment	September 30, 2017	December 31, 2016
($ in thousands)
Accela, Inc.	First lien senior secured revolving loan	$5,895	$—
Trader Interactive, LLC (fka Dominion Web Solutions, LLC)	First lien senior secured revolving loan	5,769	—
GC Agile Holdings Limited (dba Apex Fund Services)	First lien senior secured multi draw term loan	7,782	—
GC Agile Holdings Limited (dba Apex Fund Services)	First lien senior secured revolving loan	1,946	—
Geodigm Corporation (dba National Dentex)	First lien senior secured delayed draw term loan	8,888	—
Ideal Tridon Holdings, Inc.	First lien senior secured revolving loan	3,433	—
Lytx, Inc.	First lien senior secured revolving loan	2,013	—
PetVet Care Centers, LLC	First lien senior secured delayed draw term loan	8,177	—
PetVet Care Centers, LLC	First lien senior secured revolving loan	2,132	—
QC Supply, LLC	First lien senior secured delayed draw term loan	16,563	16,563
QC Supply, LLC	First lien senior secured revolving loan	2,981	3,809
SABA Software, Inc.	First lien senior secured revolving loan	4,950	—
Troon Golf, L.L.C.	First lien senior secured revolving loan	14,426	—
Total Portfolio Company Commitments		$84,955	$20,372

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

Other Commitments and Contingencies

As of September 30, 2017, we had $4.8 billion in total Capital Commitments from investors ($3.6 billion unfunded), of which $112.4 million is from executives of our Adviser ($63.5 million unfunded). These unfunded Capital Commitments will no longer remain in effect following the completion of an initial public offering of the Company’s common stock.

As of December 31, 2016, we had $2.3 billion in total Capital Commitments from investors ($1.6 billion unfunded), of which $112.4 million is from executives of the Adviser ($63.8 million unfunded). These unfunded Capital Commitments will no longer remain in effect following the completion of an initial public offering of the Company’s common stock.

From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of its business. At September 30, 2017, management is not aware of any pending or threatened litigation.

Contractual Obligations

A summary of our contractual payment obligations under our credit facilities as of September 30, 2017, is as follows:

	Payments Due by Period
($ in thousands)	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
Subscription Credit Facility	$610.0	$—	$610.0	$—	$—
Revolving Credit Facility	252.5	—	—	252.5	—
Total Contractual Obligations	$862.5	$—	$610.0	$252.5	$—

Related-Party Transactions

We have entered into a number of business relationships with affiliated or related parties, including the following:

•	the Investment Advisory Agreement;
•	the Administration Agreement; and
•	the License Agreement.

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

We invest together with Regents through Sebago Lake, a controlled affiliated investment as defined in the 1940 Act. See “ITEM 1. – Notes to Consolidated Financial Statements (Unaudited) – Note 4. Investments – Sebago Lake LLC” for further details.

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

Distributions

We have elected to be treated for U.S. federal income tax purposes, and qualify annually thereafter, as a RIC under Subchapter M of the Code. To obtain and maintain our tax treatment as a RIC, we must distribute (or be deemed to distribute) in each taxable year distribution for tax purposes equal to at least 90 percent of the sum of our:

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

As of September 30, 2017, 97.4% of the debt investments based on fair value in our portfolio were at floating rates.

Based on our Consolidated Statements of Assets and Liabilities as of September 30, 2017, the following table shows the annualized impact on net income of hypothetical base rate changes in interest rates on our debt investments (considering interest rate floors for floating rate instruments) assuming each floating rate investment is subject to 3-month LIBOR and there are no changes in our investment and borrowing structure.

($ in millions)	Interest Income	Interest Expense	Net Income
Up 300 basis points	$63,562	$25,875	$37,687
Up 200 basis points	$42,375	$17,250	$25,125
Up 100 basis points	$21,187	$8,625	$12,562
Down 25 basis points	$(5,297)	$(2,156)	$(3,141)

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

(b)	Changes in Internal Controls Over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

(a)	Exhibits

Exhibit Number	Description
3.1	Articles of Amendment and Restatement, dated March 1, 2016. (1)

3.2	Bylaws, dated January 11, 2016.(1)
10.5*	First Amendment to Revolving Credit Agreement between the Company, Wells Fargo Bank, National Association and other lenders party thereto, dated November 2, 2017.
10.6*	Lender Agreement between the Company and PNC Bank, National Association, dated November 2, 2017.

11.1	Computation of Per Share Earnings (included in the notes to the unaudited consolidated financial statements contained in this report).

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.
(1)	Incorporated by reference to the Company’s Registration Statement on Form 10, filed on April 11, 2016.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Owl Rock Capital Corporation

Date: November 7, 2017	By:	/s/ Craig W. Packer
Craig W. Packer
Chief Executive Officer

Date: November 7, 2017	By:	/s/ Alan Kirshenbaum
Alan Kirshenbaum
Chief Operating Officer and Chief Financial Officer