Form 10-K
period 2017-12-31
Owl Rock Capital Corp
filed 2018-03-05
CIK 1655888

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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

As of December 31, 2017, there was no established public market for the registrant’s common stock.

The number of shares of Registrant’s Common Stock, $0.01 par value per share, outstanding as of March 2, 2018, was 99,191,303.

Portions of the Registrant’s proxy statement relating to the 2018 annual meeting of shareholders are incorporated by reference into Part III of this Report.

i

ii

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

•	our future operating results;
•	our business prospects and the prospects of our portfolio companies;
•	our contractual arrangements and relationships with third parties;
•	the ability of our portfolio companies to achieve their objectives;
•	competition with other entities and our affiliates for investment opportunities;
•	the speculative and illiquid nature of our investments;
•	the use of borrowed money to finance a portion of our investments as well as any estimates regarding potential use of leverage;
•	the adequacy of our financing sources and working capital;
•	the loss of key personnel;
•	the timing of cash flows, if any, from the operations of our portfolio companies;
•	the ability of Owl Rock Capital Advisors LLC (“the Adviser” or “our Adviser”) to locate suitable investments for us and to monitor and administer our investments;
•	the ability of the Adviser to attract and retain highly talented professionals;
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

PART I

Item 1. Business.

Our Company

Owl Rock Capital Corporation was formed on October 15, 2015 as a corporation under the laws of the State of Maryland. We are a specialty finance company focused on lending to U.S. middle-market companies. Since we began investment activities in April 2016 through December 31, 2017, our Adviser has originated $3.5 billion aggregate principal amount of investments, of which $2.9 billion of aggregate principal amount of investments prior to any subsequent exits or repayments, was retained by either us or Owl Rock Capital Corporation II, a BDC advised by our Adviser. In addition, since June 2016, we have originated $336.1 million of aggregate principal amount of investments prior to any subsequent exits or repayments, which was retained by Sebago Lake LLC (“Sebago Lake”), a joint venture discussed below. Our capital will be used by our portfolio companies to support growth, acquisitions, market or product expansion, refinancings and/or recapitalizations. We define “middle market companies” to generally mean companies with earnings before interest expense, income tax expense, depreciation and amortization (“EBITDA”) between $10 million and $250 million annually, and/or annual revenue of $50 million to $2.5 billion at the time of investment. We may on occasion invest in smaller or larger companies if an attractive opportunity presents itself, especially when there are dislocations in the capital markets, including the high yield and syndicated loan markets. Our target credit investments will typically have maturities between three and ten years and generally range in size between $20 million and $250 million. The investment size will vary with the size of our capital base. As of December 31, 2017, our portfolio companies had weighted average annual revenue of $673 million and weighted average annual EBITDA of $90 million.

We invest in senior secured or unsecured loans, subordinated loans or mezzanine loans and, to a lesser extent, equity-related securities including warrants, preferred stock and similar forms of senior equity, which may or may not be convertible into a portfolio company’s common equity. Our investment objective is to generate current income and, to a lesser extent, capital appreciation by targeting investment opportunities with favorable risk-adjusted returns. While we believe that current market conditions favor extending credit to middle market companies in the United States, our investment strategy is intended to generate favorable returns across credit cycles with an emphasis on preserving capital. As of December 31, 2017, based on fair value, our portfolio consisted of 69.1% first lien debt investments, 28.0% second-lien debt investments, 2.7% investment funds and vehicles, and 0.2% equity investments. Approximately 98.4% of our debt investments based on fair value as of December 31, 2017 are floating rate in nature, all of which are subject to an interest rate floor. As of December 31, 2017 we had investments in 40 portfolio companies, with an average investment size in each of our portfolio companies of approximately $59.7 million based on fair value.

As of December 31, 2017, our portfolio was invested across 23 different industries. The largest industries in our portfolio as of December 31, 2017 were distribution and business services, which represented, as a percentage of our portfolio, 13.3% and 8.8%, respectively, based on fair value.

We conduct private offerings (each, a “Private Offering”) of our common shares to accredited investors in reliance on exemptions from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”). At the closing of each Private Offering, each investor makes a capital commitment (a “Capital Commitment”) to purchase shares of our common stock pursuant to a subscription agreement entered into with the Company. Investors are required to fund drawdowns to purchase shares of our common stock up to the amount of their respective Capital Commitment on an as-needed basis each time we deliver a drawdown notice to our investors. The initial closing of the Private Offering occurred on March 3, 2016 (the "Initial Closing"). As of March 2, 2018,  we had $5.5 billion in total Capital Commitments from investors, of which $1.4 billion has been drawn down.  Prior to the listing of our common stock on a national exchange (an “Exchange Listing”), the Adviser may, in its sole discretion, permit one or more additional closings (“Subsequent Closings”) as additional Capital Commitments are obtained (the conclusion of all Subsequent Closings, if any, the “Final Closing” and the Initial Closing, each Subsequent Closing and the Final Closing, each a “Closing”). See “— The Private Offering.”

If we have not consummated an Exchange Listing by the five-year anniversary of the Initial Closing, subject to extension for two additional one-year periods, in the sole discretion of our board of directors (the “Board”), the Board (subject to any necessary shareholder approvals and applicable requirements of the Investment Company Act of 1940 (the “1940 Act”)) will use its commercially reasonable efforts to wind down and/or liquidate and dissolve the Company in an orderly manner.

We are an externally managed, closed-end, non-diversified management investment company that has elected to be regulated as a BDC under the 1940 Act. We have elected to be treated, and intend to qualify annually, as a RIC under the Code for U.S. federal income tax purposes. As a BDC and a RIC, we are required to comply with certain regulatory requirements. As a BDC, at least 70% of our assets must be assets of the type listed in Section 55(a) of the 1940 Act, as described herein. We will not invest more than 20% of our total assets in companies whose principal place of business is outside the United States. See “— Regulation as a Business Development Company” and “— Certain U.S. Federal Income Tax Considerations.”

We generally intend to distribute, out of assets legally available for distribution, substantially all of our available earnings, on a quarterly basis, as determined by our Board in its sole discretion.

To achieve our investment objective, we will leverage the Adviser’s investment team’s extensive network of relationships with other sophisticated institutions to source, evaluate and, as appropriate, partner with on transactions. There are no assurances that we will achieve our investment objective.

We may borrow money from time to time within the levels permitted by the 1940 Act (which generally allows us to incur leverage up to one half of our assets). We have entered into a senior secured revolving credit facility (the “Revolving Credit Facility”), a subscription line revolving credit facility (the “Subscription Credit Facility”), and a SPV asset credit facility (the “SPV Asset Facility”), and in the future may enter into additional credit facilities. In addition, we have issued senior unsecured notes maturing in 2023 (the “2023 Notes”), in a private placement. We expect to use our credit facilities and other borrowings, along with proceeds from the rotation of our portfolio, proceeds from the Private Offerings and the sale of the 2023 Notes to finance our investment objectives. See “— Business Development Company Regulations” for discussion of BDC regulation and other regulatory considerations. See “ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of OperationS — Debt.”

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

Syndicated Loan Market – While the syndicated loan market is modestly more accommodating to middle market issuers, as with bonds, loan issue size and liquidity are key drivers of institutional appetite and, correspondingly, underwriters’ willingness to underwrite the loans. Loans arranged through a bank are done either on a “best efforts” basis or are underwritten with terms plus “flex” – a set of terms, coupon and fee cushion that underwriters have the right to impose on the loan as a means to help the loan clear the market in the event the terms initially marketed are insufficiently attractive to investors. Furthermore, banks are generally reluctant to underwrite middle market loans because the arrangement fees they may earn on the placement of the debt generally are not sufficient to meet the banks’ return hurdles. Loans provided by companies such as ours provide certainty to issuers in that we can commit to a given amount of debt on specific terms, at stated coupons and with agreed upon fees. As we are the ultimate holder of the loans, we do not require market “flex” or other arrangements that banks may require when acting on an agency basis.

Robust Demand for Debt Capital. We believe U.S. middle market companies will continue to require access to debt capital to refinance existing debt, support growth and finance acquisitions. In addition, we believe the large amount of uninvested capital held by funds of private equity firms, estimated by Preqin Ltd., an alternative assets industry data and research company, to be $954 billion as of September 30, 2017, will continue to drive deal activity. We expect that private equity sponsors will continue to pursue acquisitions and leverage their equity investments with secured loans provided by companies such as us.

The Middle Market is a Large Addressable Market. According to GE Capital’s National Center for the Middle Market 4th Quarter 2017 Middle Market Indicator, there are approximately 200,000 U.S. middle market companies, which have approximately 47.9 million aggregate employees. Moreover, the U.S. middle market accounts for approximately one-third of private sector gross domestic product (“GDP”). GE defines U.S. middle market companies as those between $10 million and $1 billion in annual revenue, which we believe has significant overlap with our definition of U.S. middle market companies.

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

Attractive Opportunities in Investments in Loans. We invest in senior secured or unsecured loans, subordinated loans or mezzanine loans and, to a lesser extent, equity-related securities. We believe that opportunities in senior secured loans are significant because of the floating rate structure of most senior secured debt issuances and because of the strong defensive characteristics of these types of investments. Given the current low interest rate environment, we believe that debt issues with floating interest rates offer a superior return profile as compared with fixed-rate investments, since floating rate structures are generally less susceptible to declines in value experienced by fixed-rate securities in a rising interest rate environment. Senior secured debt also provides strong defensive characteristics. Senior secured debt has priority in payment among an issuer’s security holders whereby holders are due to receive payment before junior creditors and equity holders. Further, these investments are secured by the issuer’s assets, which may provide protection in the event of a default.

The Adviser – Owl Rock Capital Advisors LLC

Owl Rock Capital Advisors LLC serves as our investment adviser pursuant to an investment advisory agreement (the “Investment Advisory Agreement”) between us and the Adviser. See “Investment Advisory Agreement” below. The Adviser is registered with the SEC as an investment adviser under the Investment Advisers Act of 1940, as amended (the “Advisers Act”). The Adviser is an indirect subsidiary of Owl Rock Capital Partners LP (“Owl Rock Capital Partners”).  Owl Rock Capital Partners is led by its three co-founders, Douglas I. Ostrover, Marc S. Lipschultz and Craig W. Packer.  The Adviser’s investment team (the “Investment Team”) is also led by Douglas I. Ostrover, Marc S. Lipschultz and Craig W. Packer and is supported by certain members of the Adviser’s senior executive team and the investment committee (the “Investment Committee”). The Investment Committee is comprised of Douglas I. Ostrover, Marc S. Lipschultz, Craig W. Packer and Alexis Maged. The Adviser has limited operating history. Subject to the overall supervision of the Board, the Adviser manages our day-to-day operations, and provides investment advisory and management services to us.

The Adviser also serves as investment adviser to Owl Rock Capital Corporation II. Owl Rock Capital Corporation II is a corporation formed under the laws of the State of Maryland that, like us, has elected to be treated as a BDC under the 1940 Act. Owl Rock Capital Corporation II’s investment objective is similar to ours, which is to generate current income, and to a lesser extent, capital appreciation by targeting investment opportunities with favorable risk-adjusted returns. On April 4, 2017, Owl Rock Capital Corporation II received subscription agreements totaling $10.0 million for the purchase of shares of its common stock from a private placement from certain individuals and entities affiliated with the Adviser, met its minimum offering requirement of $2.5 million, and issued 277,778 shares of common stock.  The purchase price of these shares was $9.00 per share, which represented Owl Rock Capital Corporation II’s initial public offering price of $9.47 per share, net of selling commissions and dealer manager fees. In April 2017, Owl Rock Capital Corporation II made its first portfolio company investment. As of December 31, 2017, Owl Rock Capital Corporation II had raised gross proceeds of approximately $90.9 million, including seed capital contributed by the Adviser in September 2016 and approximately $10.0 million in gross proceeds raised from certain individuals and entities affiliated with the Adviser.

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

In addition, we, the Adviser and certain of its affiliates have been granted exemptive relief by the SEC to co-invest with other funds managed by the Adviser or its affiliates in a manner consistent with our investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors. Pursuant to such exemptive relief, we generally are permitted to co-invest with certain of our affiliates if a “required majority” (as defined in Section 57(o) of the 1940 Act) of our independent directors make certain conclusions in connection with a co-investment transaction, including that (1) the terms of the transaction, including the consideration to be paid, are reasonable and fair to us and our shareholders and do not involve overreaching of us or our shareholders on the part of any person concerned, (2) the transaction is consistent with the interests of our shareholders and is consistent with our investment objective and strategies, and (3) the investment by our affiliates would not disadvantage us, and our participation would not be on a basis different from or less advantageous than that on which our affiliates are investing. The Adviser’s investment allocation policy incorporates the conditions of the exemptive relief. See “Item 1A. Risk Factors —Risks Related to our Adviser and its Affiliates — The Adviser serves as the investment adviser to Owl Rock Capital Corporation II, another BDC that has substantially the same investment objective and strategies as us, subjecting the Adviser to certain conflicts of interest.”

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

Since its inception through December 31, 2017, the Adviser has sourced potential investment opportunities from over 225 private equity sponsors. We believe that the Adviser receives “early looks” based on its relationships, allowing it to be highly selective in the transactions it pursues.

Potential Long-Term Investment Horizon. We believe our potential long-term investment horizon gives us flexibility, allowing us to maximize returns on our investments. We invest using a long-term focus, which we believe provides us with the opportunity to increase total returns on invested capital, as compared to other private company investment vehicles or investment vehicles with daily liquidity requirements (e.g., open-ended mutual funds and ETFs).

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

Active Portfolio Monitoring. The Adviser closely monitors the investments in our portfolio and takes a proactive approach to identifying and addressing sector- or company-specific risks. The Adviser receives and reviews detailed financial information from portfolio companies no less than quarterly and seeks to maintain regular dialogue with portfolio company management teams regarding current and forecasted performance. We anticipate that many of our investments will have financial covenants that we believe will provide an early warning of potential problems facing our borrowers, allowing lenders, including us, to identify and carefully manage risk.

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

Strong Competitive Position in Industry. The Adviser analyzes the strengths and weaknesses of target companies relative to their competitors. The factors the Adviser considers include relative product pricing, product quality, customer loyalty, substitution risk, switching costs, patent protection, brand positioning and capitalization. We seek to invest in companies that have developed leading positions within their respective markets, are well positioned to capitalize on growth opportunities and operate businesses, exhibit the potential to maintain sufficient cash flows and profitability to service their obligations in a range of economic environments or are in industries with significant barriers to entry. We seek companies that demonstrate advantages in scale, scope, customer loyalty, product pricing or product quality versus their competitors that, when compared to their competitors, may help to protect their market position and profitability.

Experienced Management Team. We seek to invest in companies that have experienced management teams. We also seek to invest in companies that have proper incentives in place, including management teams having significant equity interests to motivate management to act in concert with our interests as an investor.

Diversified Customer and Supplier Base. We generally seek to invest in companies that have a diversified customer and supplier base. Companies with a diversified customer and supplier base are generally better able to endure economic downturns, industry consolidation, changing business preferences and other factors that may negatively impact their customers, suppliers and competitors.

Exit Strategy. While certain debt investments may be repaid through operating cash flows of the borrower, we expect that the primary means by which we exit our debt investments will be through methods such as strategic acquisitions by other industry participants, an initial public offering of common stock, a recapitalization, a refinancing or another transaction in the capital markets.

In addition, in connection with our investing activities, we may make commitments with respect to an investment in a potential portfolio company substantially in excess of our final investment. In such situations, while we may initially agree to fund up to a certain dollar amount of an investment, we may sell a portion of such amount, such that we are left with a smaller investment than what was reflected in our original commitment.

Private Equity Sponsorship. Often we will seek to participate in transactions sponsored by what we believe to be high-quality private equity firms. We believe that a private equity sponsor’s willingness to invest significant sums of equity capital into a company is an explicit endorsement of the quality of their investment. Further, private equity sponsors of portfolio companies with significant investments at risk have the ability and a strong incentive to contribute additional capital in difficult economic times should operational issues arise.

Investments in Different Portfolio Companies and Industries. We seek to invest broadly among portfolio companies and industries, thereby potentially reducing the risk of any one company or industry having a disproportionate impact on the value of our portfolio; however, there can be no assurances in this regard.

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

Due Diligence Process. The process through which an investment decision is made involves extensive research into the company, its industry, its growth prospects and its ability to withstand adverse conditions. If one or more members of the Investment Team responsible for the transaction determines that an investment opportunity should be pursued, the Adviser will engage in an intensive due diligence process. Though each transaction may involve a somewhat different approach, the Adviser’s diligence of each opportunity could include:

•	understanding the purpose of the loan, the key personnel, the sources and uses of the proceeds and other variables;
•	meeting the company’s management and key personnel, including top level executives, to get an insider’s view of the business, and to probe for potential weaknesses in business prospects;
•	checking management’s backgrounds and references;
•	performing a detailed review of historical financial performance, including performance through various economic cycles, and the quality of earnings;
•	contacting customers and vendors to assess both business prospects and standard practices;
•	conducting a competitive analysis, and comparing the company to its main competitors on an operating, financial, market share and valuation basis;
•	researching the industry for historic growth trends and future prospects as well as to identify future exit alternatives;
•	assessing asset value and the ability of physical infrastructure and information systems to handle anticipated growth;
•	leveraging the Adviser’s internal resources and network with institutional knowledge of the company’s business; and
•	investigating legal and regulatory risks and financial and accounting systems and practices.

Selective Investment Process. After an investment has been identified and preliminary diligence has been completed, a credit research and analysis report is prepared. This report is reviewed by the members of the Investment Team in charge of the potential investment. If these members of the Investment Team are in favor of the potential investment, then a more extensive due diligence process is employed. Additional due diligence with respect to any investment may be conducted on our behalf by attorneys, independent accountants, and other third-party consultants and research firms prior to the closing of the investment, as appropriate on a case-by-case basis.

Structuring and Execution. Approval of an investment requires the unanimous approval of the Investment Committee. Once the Investment Committee has determined that a prospective portfolio company may be suitable for investment, the Adviser works with the management team of that company and its other capital providers, including senior, junior and equity capital providers, if any, to finalize the structure and terms of the investment.

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

Debt Investments. The terms of our debt investments are tailored to the facts and circumstances of each transaction. The Adviser negotiates the structure of each investment to protect our rights and manage our risk. We intend to invest in the following types of debt:

•

First-lien debt. First-lien debt typically is senior on a lien basis to other liabilities in the issuer’s capital structure and has the benefit of a first-priority security interest in assets of the issuer. The security interest ranks above the security interest of any second-lien lenders in those assets. Our first-lien debt may include stand-alone first-lien loans, “last out” first lien loans, “Unitranche” loans and secured corporate bonds with similar features to these categories of first-lien loans.

•

Stand-alone first lien loans. Stand-alone first-lien loans are traditional first-lien loans. All lenders in the facility have equal rights to the collateral that is subject to the first-priority security interest.

•

“Last out” first-lien / unitranche loans. Unitranche loans combine features of first-lien, second-lien and mezzanine debt, generally in a first-lien position. In many cases, we may provide the issuer most, if not all, of the capital structure above their equity. The primary advantages to the issuer are the ability to negotiate the entire debt financing with one lender and the elimination of intercreditor issues. “Last out” first-lien loans have a secondary priority behind super-senior “first out” first-lien loans in the collateral securing the loans in certain circumstances. The arrangements for a “last out” first-lien loan are set forth in an “agreement among lenders,” which provides lenders with “first out” and “last out” payment streams based on a single lien on the collateral. Since the “first out” lenders generally have priority over the “last out” lenders for receiving payment under certain specified events of default, or upon the occurrence of other triggering events under intercreditor agreements or agreements among lenders, the “last out” lenders bear a greater risk and, in exchange, receive a higher effective interest rate, through arrangements among the lenders, than the “first out” lenders or lenders in stand-alone first-lien loans. Agreements among lenders also typically provide greater voting rights to the “last out” lenders than the intercreditor agreements to which second-lien lenders often are subject. Among the types of first-lien debt in which we may invest, “last out” first lien loans generally have higher effective interest rates than other types of first-lien loans, since “last out” first lien loans rank below standalone first lien loans.

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

Investment Portfolio

As of December 31, 2017 and 2016, we had made investments with an aggregate fair value of $2.4 billion and $1.0 billion, respectively, in 40 and 21 portfolio companies, respectively. Investments consisted of the following at December 31, 2017 and 2016:

	December 31, 2017			December 31, 2016
($ in thousands)	Amortized Cost	Fair Value	Net Unrealized Gain (Loss)	Amortized Cost	Fair Value	Net Unrealized Gain (Loss)
First-lien senior secured debt investments	$1,640,301	$1,652,021	$11,720	$570,806	$574,776	$3,970
Second-lien senior secured debt investments	664,825	669,376	4,551	388,962	392,623	3,661
Equity investments	2,760	2,760	—	—	—	—
Investment funds and vehicles(1)	65,028	65,599	571	—	—	—
Total Investments	$2,372,914	$2,389,756	$16,842	$959,768	$967,399	$7,631

________________

(1)	Includes equity investment in Sebago Lake. See “ITEM 8. – Notes to Consolidated Financial Statements – Note 4. Investments” for more information regarding Sebago Lake.

As of December 31, 2017 and 2016, we had outstanding commitments to fund unfunded investments totaling $130.1 million and $20.4 million, respectively.

The industry composition of investments at fair value at December 31, 2017 and 2016 was as follows:

	December 31, 2017	December 31, 2016
Advertising and media	3.3%	8.3%
Aerospace and defense	2.1	5.1
Buildings and real estate	5.2	—
Business services	8.8	6.6
Consumer products	4.7	—
Containers and packaging	2.3	—
Distribution	13.3	22.2
Energy equipment and services	6.1	—
Financial services	3.6	—
Food and beverage	5.5	20.1
Healthcare and pharmaceuticals	—	5.1
Healthcare equipment and services	—	6.2
Healthcare providers and services	7.6	—
Household products	3.0	—
Human resource support services	1.9	—
Infrastructure and environmental services	3.1	6.6
Insurance	1.4	3.6
Internet software and services	7.4	3.0
Investment funds and vehicles (1)	2.7	—
Leisure and entertainment	7.6	3.7
Manufacturing	3.3	1.6
Oil and gas	1.6	—
Professional services	2.4	7.9
Specialty retail	1.6	—
Transportation	1.5	—
Total	100.0%	100.0%

________________

(1)	Includes investment in Sebago Lake. See “ITEM 8. – Notes to Consolidated Financial Statements – Note 4. Investments” for more information regarding Sebago Lake.

The geographic composition of investments at fair value at December 31, 2017  and 2016 was as follows:

	December 31, 2017	December 31, 2016
United States:
Midwest	16.9%	25.8%
Northeast	15.7	28.8
South	42.1	29.6
West	17.9	12.9
Belgium	2.5	—
Canada	3.3	2.9
United Kingdom	1.6	—
Total	100.0%	100.0%

Sebago Lake LLC

Sebago Lake, a Delaware limited liability company, was formed as a joint venture between us and The Regents of the University of California (“Regents”) and commenced operations on June 20, 2017. Sebago Lake’s principal purpose is to make investments, primarily in senior secured loans that are made to middle-market companies or in broadly syndicated loans. Both us and Regents (the “Members”) have a 50% economic ownership in Sebago Lake. It is anticipated that each of the Members will contribute up to $100 million to Sebago Lake. As of December 31, 2017, each Member has funded $65.0 million of their $100 million subscriptions. Sebago Lake is managed by the Members, each of which have equal voting rights. Investment decisions must be approved by each of the Members.

We have determined that Sebago Lake is an investment company under Accounting Standards Codification (“ASC”) 946; however, in accordance with such guidance, we will generally not consolidate our investment in a company other than a wholly owned investment company subsidiary or a controlled operating company whose business consists of providing services to the Company. Accordingly, we do not consolidate our non-controlling interest in Sebago Lake.

During the period ended December 31, 2017, we sold our investment in three portfolio companies at fair market value to Sebago Lake generating a realized gain of $0.5 million.

As of December 31, 2017, Sebago Lake had total investments in senior secured debt at fair value, as determined by an independent valuation firm, of $330.0 million. The following table is a summary of Sebago Lake’s portfolio as of December 31, 2017:

($ in thousands)	December 31, 2017
Total senior secured debt(1)	$332,499
Weighted average spread over LIBOR(1)	4.71%
Number of portfolio companies	12
Largest funded investment to a single borrower(1)	$46,646

________________

(1)	At par.

See “Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Portfolio and Investment Activity – Sebago Lake LLC.”

Capital Resources and Borrowings

We anticipate generating cash in the future from the issuance of common stock and cash flows from operations, including interest received on our debt investments.

Additionally, we are permitted, under specified conditions, to issue multiple classes of indebtedness and one class of shares senior to our common stock if our asset coverage, as defined in the 1940 Act, is at least equal to 200% immediately after each such issuance. As of December 31, 2017 and 2016, our asset coverage was 258% and 237%, respectively. See “Regulation as a Business Development Company – Senior Securities” below.

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

Our debt obligations consisted of the following as of December 31, 2017 and 2016:

	December 31, 2017
($ in thousands)	Aggregate Principal Committed	Outstanding Principal	Amount Available(1)	Net Carrying Value(2)
Subscription Credit Facility(3)	$900,000	$393,500	$502,711	$390,415
Revolving Credit Facility	400,000	—	400,000	(3,044)
SPV Asset Facility	400,000	400,000	—	395,463
2023 Notes(4)	150,000	138,500	11,500	136,598
Total Debt	$1,850,000	$932,000	$914,211	$919,432

________________

(1)	The amount available reflects any limitations related to each credit facility’s borrowing base.
(2)

The carrying value of the Company’s Subscription Credit Facility, Revolving Credit Facility, SPV Asset Facility and the 2023 Notes are presented net of deferred financing costs of $3.1 million, $3.0 million, $4.6 million, and $1.9 million, respectively.

(3)	The amount available is reduced by $3.8 million of outstanding letters of credit.
(4)	Amounts available were issued in January 2018.

	December 31, 2016
($ in thousands)	Aggregate Principal Committed	Outstanding Principal	Amount Available(1)	Net Carrying Value(2)
Subscription Credit Facility	$500,000	$495,000	$5,000	$491,906
Total Debt	$500,000	$495,000	$5,000	$491,906

________________

(1)	The amount available reflects any limitations related to each credit facility’s borrowing base.
(2)	The carrying value of the Company’s Subscription Credit Facility is presented net of deferred financing costs of $3.1 million.

See “Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS —Financial Condition, Liquidity and Capital Resources — Debt”.

Dividend Policy

To qualify for tax treatment as a RIC, we must distribute (or be treated as distributing) in each taxable year dividends of an amount equal to at least 90% of our investment company taxable income (which includes, among other items, dividends, interest, the excess of any net short-term capital gains over net long-term capital losses, as well as other taxable income, excluding any net capital gains reduced by deductible expenses) and 90% of our net tax-exempt income for that taxable year. As a RIC, we generally will not be subject to corporate-level U.S. federal income tax on our investment company taxable income and net capital gains that we distribute to shareholders. We may be subject to a nondeductible 4% U.S. federal excise tax if we do not distribute (or are treated as distributing) in each calendar year an amount at least equal to the sum of:

•	98% of our net ordinary income, excluding certain ordinary gains and losses, recognized during a calendar year;
•	98.2% of our capital gain net income, adjusted for certain ordinary gains and losses, recognized for the twelve-month period ending on October 31 of such calendar year; and
•	100% of any income or gains recognized, but not distributed, in preceding years.

We have previously incurred, and can be expected to incur in the future, such excise tax on a portion of our income and gains. While we intend to distribute income and capital gains to minimize exposure to the 4% excise tax, we may not be able to, or may not choose to, distribute amounts sufficient to avoid the imposition of the tax entirely. In that event, we will be liable for the tax only on the amount by which we do not meet the foregoing distribution requirement. See “ITEM 1A RISK FACTORS – Federal Income Tax Risks – We will be subject to corporate-level income tax if we are unable to qualify and maintain our tax treatment as a RIC under Subchapter M of the Code or if we make investments through taxable subsidiaries.”

The following table reflects the distributions declared on shares of our common stock during the year ended December 31, 2017:

	December 31, 2017
Date Declared	Record Date	Payment Date	Distribution per Share
March 7, 2017	March 7, 2017	March 15, 2017	$0.19
May 9, 2017	May 9, 2017	May 15, 2017	$0.24
August 8, 2017	August 8, 2017	August 15, 2017	$0.26
November 7, 2017	November 7, 2017	November 14, 2017	$0.32
November 7, 2017	December 31, 2017	January 31, 2018	$0.34

The following table reflects the distribution declared on shares of our common stock during the year ended December 31, 2016:

	December 31, 2016
Date Declared	Record Date	Payment Date	Distribution per Share
November 8, 2016	November 15, 2016	November 30, 2016	$0.06

On March 2, 2018, our Board declared a distribution of 90% of our estimated first quarter taxable income for shareholders of record on March 31, 2018, payable on April 30, 2018.

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

Repurchase Offers

On March 15, 2017, the Company offered to repurchase up to $50 million of issued and outstanding shares of common stock at a purchase price of $15.09 per share. The offer to repurchase expired on April 11, 2017 and no shares were repurchased. The Company has agreed that it will not conduct another repurchase offer prior to the earlier of (i) an Exchange Listing and (ii) such time all of the Capital Commitments have been drawn down.

Competition

Our primary competitors in providing financing to middle market companies include public and private funds, other BDCs, commercial and investment banks, commercial finance companies and, to the extent they provide an alternative form of financing, private equity and hedge funds. Many of our competitors are substantially larger and have considerably greater financial, technical, and marketing resources than we do. Some competitors may have access to funding sources that are not available to us. In addition, some of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments and establish more relationships than us. Further, many of our competitors are not subject to the regulatory restrictions that the 1940 Act imposes on us as a business development company, or to the distribution and other requirements we must satisfy to qualify for RIC tax treatment. See “Item 1A. Risk Factors — Risk Relating to Our Business — We may face increasing competition for investment opportunities, which could delay further deployment of our capital, reduce returns and result in losses.”

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

Term

The Investment Advisory Agreement was approved by the Board on March 1, 2018, as described further below under “Business – Board Approval of the Investment Advisory Agreement.” Unless earlier terminated as described below, the Investment Advisory Agreement will remain in effect from year-to-year thereafter if approved annually by a majority of the Board or by the holders of a majority of our outstanding voting securities and, in each case, a majority of the independent directors.

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

Board Approval of the Investment Advisory Agreement

On March 1, 2018, the Board held an in-person meeting to consider and approve the Investment Advisory Agreement and related matters. The Board was provided information it required to consider the Investment Advisory Agreement, including: (a) the nature, quality and extent of the advisory and other services to be provided to us by the Adviser; (b) comparative data with respect to advisory fees or similar expenses paid by other BDCs with similar investment objectives; (c) our projected operating expenses and expense ratio compared to BDCs with similar investment objectives; (d) any existing and potential sources of indirect income to the Adviser from its relationship with us and the profitability of that relationship; (e) information about the services to be performed and the personnel performing such services under the Investment Advisory Agreement; (f) the organizational capability and financial condition of the Adviser and its affiliates; (g) the Adviser’s practices regarding the selection and compensation of brokers that may execute our portfolio transactions and the brokers’ provision of brokerage and research services to the Adviser; and (h) the possibility of obtaining similar services from other third-party service providers or through an internally managed structure.

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

Affiliated Transactions

We may be prohibited under the 1940 Act from conducting certain transactions with our affiliates without prior approval of the directors who are not interested persons, and in some cases, the prior approval of the SEC.  We, the Adviser and certain of its affiliates have been granted exemptive relief by the SEC to co-invest with other funds managed by the Adviser or its affiliates, including Owl Rock Capital Corporation II, in a manner consistent with our investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors. Pursuant to such exemptive relief, we are generally permitted to co-invest with certain of our affiliates if a “required majority” (as defined in Section 57(o) of the 1940 Act) of the Board make certain conclusions in connection with a co-investment transaction, including that (1) the terms of the transaction, including the consideration to be paid, are reasonable and fair to us and our shareholders and do not involve overreaching by us or our shareholders on the part of any person concerned, (2) the transaction is consistent with the interests of our shareholders and is consistent with our investment objective and strategies, and (3) the investment by our affiliates would not disadvantage us, and our participation would not be on a basis different from or less advantageous than that on which our affiliates are investing. The Adviser’s investment allocation policy incorporates the conditions of the exemptive relief.  As a result of the exemptive relief, there could be significant overlap in our investment portfolio and the investment portfolio of Owl Rock Capital Corporation II and/or other funds established by the Adviser that could avail themselves of the exemptive relief.

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

Emerging Growth Company

We are an emerging growth company as defined in the Jumpstart our Business Startups Act of 2012 (the “JOBS Act”) and we are eligible to take advantage of certain specified reduced disclosure and other requirements that are otherwise generally applicable to public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”). We expect to remain an emerging growth company for up to five years following the completion of our initial public offering or until the earliest of (i) the last day of the first fiscal year in which our annual gross revenues exceed $1.0 billion, (ii) December 31 of the fiscal year that we become a “large accelerated filer” as defined in Rule 12b-2 under the 1934 Act which would occur if the market value of our common stock that is held by non-affiliates exceeds $700.0 million as of the last business day of our most recently completed second fiscal quarter and we have been publicly reporting for at least 12 months or (iii) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the preceding three-year period. In addition, we will take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards.

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

The discussion is based upon the Code, Treasury regulations, and administrative and judicial interpretations, each as of the date of this report and all of which are subject to change, possibly retroactively, which could affect the continuing validity of this discussion. We have not sought and will not seek any ruling from the Internal Revenue Service (“IRS”) regarding any matter discussed herein. Prospective investors should be aware that, although we intend to adopt positions we believe are in accord with current interpretations of the U.S. federal income tax laws, the IRS may not agree with the tax positions taken by us and that, if challenged by the IRS, our tax positions might not be sustained by the courts. This summary does not discuss any aspects of U.S. estate, alternative minimum, or gift tax or foreign, state or local tax. It also does not discuss the special treatment under U.S. federal income tax laws that could result if we invested in tax-exempt securities or certain other investment assets.

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

Taxation as a Regulated Investment Company

We have elected to be treated and intend to qualify each year as a RIC. As a RIC, we generally will not have to pay corporate-level U.S. federal income taxes on any ordinary income or capital gains that we distribute to our shareholders as dividends. To qualify as a RIC, we must, among other things, meet certain source-of-income and asset diversification requirements (as described below). In addition, in order to obtain RIC tax benefits, we must distribute to our shareholders, for each taxable year, at least 90% of our “investment company taxable income,” which is generally our ordinary income plus the excess of realized net short-term capital gains over realized net long-term capital losses (the “Annual Distribution Requirement”).

If we qualify as a RIC, and satisfy the Annual Distribution Requirement, then we will not be subject to U.S. federal income tax on the portion of our income we distribute (or are deemed to distribute) to our shareholders. We will be subject to U.S. federal income tax at the regular corporate rates on any income or capital gains not distributed (or deemed distributed) to our shareholders.

We will be subject to a 4% nondeductible U.S. federal excise tax on certain undistributed income unless we distribute in a timely manner an amount at least equal to the sum of (i) 98% of our net ordinary income for each calendar year, (ii) 98.2% of the amount by which our capital gains exceed our capital losses (adjusted for certain ordinary losses) for the one-year period ending October 31 in that calendar year and (iii) certain undistributed amounts from previous years on which we paid no U.S. federal income tax (the “Excise Tax Avoidance Requirement”). We intend to timely distribute to our stockholders substantially all of our annual taxable income for each year, except that we may retain certain net capital gains for reinvestment and, depending upon the level of taxable income earned in a year, we may choose to carry forward taxable income for distribution in the following year and pay any applicable U.S. federal excise tax.

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

Although we do not presently expect to do so, we are authorized to borrow funds, to sell assets and to make taxable distributions of our stock and debt securities in order to satisfy distribution requirements. Our ability to dispose of assets to meet our distribution requirements may be limited by (i) the illiquid nature of our portfolio and/or (ii) other requirements relating to our status as a RIC, including the Diversification Tests. If we dispose of assets in order to meet the Annual Distribution Requirement or the Excise Tax Avoidance Requirement, we may make such dispositions at times that, from an investment standpoint, are not advantageous. If we are unable to obtain cash from other sources to satisfy the Annual Distribution Requirement, we may fail to qualify for tax treatment as a RIC and become subject to tax as an ordinary corporation.

Under the 1940 Act, we are not permitted to make distributions to our shareholders while our debt obligations and other senior securities are outstanding unless certain “asset coverage” tests are met. If we are prohibited from making distributions, we may fail to qualify for tax treatment as a RIC and become subject to tax as an ordinary corporation.

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

If we fail to qualify for tax treatment as a RIC for any reason, we will be subject to U.S. federal income tax on our taxable income and gains at regular U.S. federal corporate tax rates.  We would not be able to deduct distributions to our shareholders, nor would they be required to be made. In order to qualify for tax treatment as a RIC for a subsequent taxable year, in addition to the other requirements discussed above, we would be required to distribute all of our previously undistributed earnings and profits attributable to any period prior to us becoming a RIC by the end of the first year that we intend to qualify as a RIC. To the extent that we have any net built-in gains in our assets (i.e., the excess of the aggregate gains, including items of income, over aggregate losses that would have been realized with respect to such assets if we had been liquidated) as of the beginning of the first year that we qualify as a RIC, we would be subject to a corporate-level U.S. federal income tax on such built-in gains if and when recognized over the next five years. Alternatively, we may choose to recognize such built-in gains immediately prior to our requalification for tax treatment as a RIC.

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

We have made available on our website (www.owlrock.com) our annual reports on Form 10-K, quarterly reports on Form 10-Q and our current reports on Form 8-K. Shareholders and the public may also read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at (202) 551-8090. The SEC also maintains a website (www.sec.gov) that contains such information. The reference to our website is an inactive textual reference only and the information contained on our website is not a part of this registration statement.

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

Risks Related to Our Business

We have a limited operating history.

We were formed on October 15, 2015 and are subject to all of the business risks and uncertainties associated with any business with a limited operating history, including the risk that we will not achieve or sustain our investment objective and that the value of our common stock could decline substantially.

The lack of liquidity in our investments may adversely affect our business.

We may acquire a significant percentage of our portfolio company investments from privately held companies in directly negotiated transactions. Substantially all of these investments are subject to legal and other restrictions on resale or are otherwise less liquid than exchange-listed securities or other securities for which there is an active trading market. We typically would be unable to exit these investments unless and until the portfolio company has a liquidity event such as a sale, refinancing, or initial public offering.

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

Defaults under our current borrowings or any future borrowing facility or notes may adversely affect our business, financial condition, results of operations and cash flows.

Our current borrowings may include customary covenants, including certain limitations on our incurrence of additional indebtedness and on our ability to make distributions to our shareholders, or redeem, repurchase or retire shares of stock, upon the occurrence of certain events and certain financial covenants related to asset coverage and liquidity and other maintenance covenants, as well as customary events of default

In the event we default under the terms of our current or future borrowings, our business could be adversely affected as we may be forced to sell a portion of our investments quickly and prematurely at what may be disadvantageous prices to us in order to meet our outstanding payment obligations and/or support working capital requirements under the terms of our current or future borrowings, any of which would have a material adverse effect on our business, financial condition, results of operations and cash flows. An event of default under the terms of our current or any future borrowings could result in an accelerated maturity date for all amounts outstanding thereunder, and in some instances, lead to a cross-default under other borrowings. This could reduce our liquidity and cash flow and impair our ability to grow our business. Collectively, substantially all of our assets are currently pledged as collateral under the Revolving Credit Facility or the SPV Asset Facility. If we were to default on our obligations under the terms of the Revolving Credit Facility, the SPV Asset Facility, or any future secured debt instrument the agent for the applicable creditors would be able to assume control of the disposition of any or all of our assets securing such debt, including the selection of such assets to be disposed and the timing of such disposition, which would have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

Provisions in our current borrowings or any other future borrowings may limit discretion in operating our business.

Any security interests and/or negative covenants required by a credit facility we enter into or notes we issue may limit our ability to create liens on assets to secure additional debt and may make it difficult for us to restructure or refinance indebtedness at or prior to maturity or obtain additional debt or equity financing. For example, under the terms of the Revolving Credit Facility, we have agreed not to incur any additional secured indebtedness other than in certain limited circumstances in which the incurrence is permitted under the Revolving Credit Facility. In addition, if our borrowing base under the Revolving Credit Facility were to decrease, we would be required to secure additional assets or repay advances under the Revolving Credit Facility which could have a material adverse impact on our ability to fund future investments and to make distributions.

In addition, under the Subscription Credit Facility, Revolving Credit Facility, and SPV Asset Facility we are subject to limitations as to how borrowed funds may be used, as well as regulatory restrictions on leverage which may affect the amount of funding that we may obtain. There may also be certain requirements relating to portfolio performance, a violation of which could limit further advances and, in some cases, result in an event of default. This could reduce our liquidity and cash flow and impair our ability to grow our business.

The Note Purchase Agreement, pursuant to which the 2023 Notes were issued, includes prohibitions on certain fundamental changes at the Company or any subsidiary guarantor.

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

If we are unable to obtain additional debt financing, or if our borrowing capacity is materially reduced, our business could be materially adversely affected.

We may want to obtain additional debt financing, or need to do so upon maturity of our credit facilities, in order to obtain funds which may be made available for investments. The revolving period under the Revolving Credit Facility ends on January 31, 2020, and the Revolving Credit Facility matures on February 1, 2021. The Subscription Credit Facility, the SPV Asset Facility and the 2023 Notes mature on August 1, 2019, December 21, 2022 and June 21, 2023, respectively. If we are unable to increase, renew or replace any such facilities and enter into new debt financing facilities or other debt financing on commercially reasonable terms, our liquidity may be reduced significantly. In addition, if we are unable to repay amounts outstanding under any such facilities and are declared in default or are unable to renew or refinance these facilities, we may not be able to make new investments or operate our business in the normal course. These situations may arise due to circumstances that we may be unable to control, such as lack of access to the credit markets, a severe decline in the value of the U.S. dollar, an economic downturn or an operational problem that affects us or third parties, and could materially damage our business operations, results of operations and financial condition.

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

In particular, currency volatility may mean that our returns and the returns of our portfolio companies will be adversely affected by market movements and may make it more difficult, or more expensive, for us to implement appropriate currency hedging. Potential declines in the value of the British Pound and/or the euro against other currencies, along with the potential downgrading of the United Kingdom’s sovereign credit rating, may also have an impact on the performance of any of our portfolio companies located in the United Kingdom or Europe.

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

Subject to our Board’s discretion and applicable legal restrictions, we intend to authorize and declare cash distributions on a monthly or quarterly basis and pay such distributions on a monthly or quarterly basis. We expect to pay distributions out of assets legally available for distribution. However, we cannot assure you that we will achieve investment results that will allow us to make a consistent targeted level of cash distributions or year-to-year increases in cash distributions. Our ability to pay distributions might be adversely affected by the impact of the risks described herein. In addition, the inability to satisfy the asset coverage test applicable to us as a business development company under the 1940 Act can limit our ability to pay distributions. Distributions from offering proceeds also could reduce the amount of capital we ultimately invest in debt or equity securities of portfolio companies. We cannot assure you that we will pay distributions to our shareholders in the future.

Distributions on our common stock may exceed our taxable earnings and profits, particularly during the period before we have substantially invested the net proceeds from our private offering. Therefore, portions of the distributions that we pay may represent a return of capital to you. A return of capital is a return of a portion of your original investment in shares of our common stock. As a result, a return of capital will (i) lower your tax basis in your shares and thereby increase the amount of capital gain (or decrease the amount of capital loss) realized upon a subsequent sale or redemption of such shares, and (ii) reduce the amount of funds we have for investment in portfolio companies. We have not established any limit on the extent to which we may use offering proceeds to fund distributions.

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

Our Adviser depends on its relationships with corporations, financial institutions and investment firms, and we will rely to a significant extent upon these relationships to provide us with potential investment opportunities. If our Adviser fails to maintain its existing relationships or develop new relationships or sources of investment opportunities, we may not be able to grow our investment portfolio. In addition, individuals with whom our Adviser has relationships are not obligated to provide us with investment opportunities, and, therefore, there is no assurance that such relationships will generate investment opportunities for us.

We may face increasing competition for investment opportunities, which could delay further deployment of our capital, reduce returns and result in losses.

We may compete for investments with other business development companies and investment funds (including registered investment companies, private equity funds and mezzanine funds), as well as traditional financial services companies such as commercial banks and other sources of funding. Moreover, alternative investment vehicles, such as hedge funds, continue to increase their investment focus in our target market of privately owned U.S. companies. We may experience increased competition from banks and investment vehicles who may continue to lend to the middle market. Additionally, the Federal Reserve and other bank regulators may periodically provide incentives to U.S. commercial banks to originate more loans to U.S. middle market private companies. As a result of these market participants and regulatory incentives, competition for investment opportunities in privately owned U.S. companies is strong and may intensify. Many of our competitors are substantially larger and have considerably greater financial, technical, and marketing resources than we do. For example, some competitors may have a lower cost of capital and access to funding sources that are not available to us. In addition, some competitors may have higher risk tolerances or different risk assessments than us. These characteristics could allow our competitors to consider a wider variety of investments, establish more relationships and offer better pricing and more flexible structuring than we are able to do.

We may lose investment opportunities if we do not match our competitors’ pricing, terms, and investment structure criteria. If we are forced to match these competitors’ investment terms criteria, we may not be able to achieve acceptable returns on our investments or may bear substantial risk of capital loss. A significant increase in the number and/or the size of our competitors in our target market could force us to accept less attractive investment terms. Furthermore, many competitors are not subject to the regulatory restrictions that the 1940 Act imposes on us as a business development company or the source of income, asset diversification and distribution requirements we must satisfy to maintain our RIC tax treatment. The competitive pressures we face, and the manner in which we react or adjust to competitive pressures, may have a material adverse effect on our business, financial condition, results of operations, effective yield on investments, investment returns, leverage ratio, and cash flows. As a result of this competition, we may not be able to take advantage of attractive investment opportunities from time to time. Also, we may not be able to identify and make investments that are consistent with our investment objective.

Our investment portfolio will be recorded at fair value as determined in good faith in accordance with procedures established by our Board and, as a result, there is and will be uncertainty as to the value of our portfolio investments.

Under the 1940 Act, we are required to carry our portfolio investments at market value or, if there is no readily available market value, at fair value as determined in accordance with procedures established by our Board. There is not a public market or active secondary market for many of the types of investments in privately held companies that we hold and intend to make. Our investments may not be publicly traded or actively traded on a secondary market but, instead, may be traded on a privately negotiated over-the-counter secondary market for institutional investors, if at all. As a result, we will value these investments quarterly at fair value as determined in good faith in accordance with valuation policy and procedures approved by our Board.

The determination of fair value, and thus the amount of unrealized appreciation or depreciation we may recognize in any reporting period, is to a degree subjective, and our Adviser has a conflict of interest in making recommendations of fair value. We will value our investments quarterly at fair value as determined in good faith by our Board, based on, among other things, input of the Adviser, our Audit Committee and independent third-party valuation firm(s) engaged at the direction of the Board. The types of factors that may be considered in determining the fair values of our investments include the nature and realizable value of any collateral, the portfolio company’s ability to make payments and its earnings, the markets in which the portfolio company does business, comparison to publicly traded companies, discounted cash flow, current market interest rates and other relevant factors. Because such valuations, and particularly valuations of private securities and private companies, are inherently uncertain, the valuations may fluctuate significantly over short periods of time due to changes in current market conditions. The determinations of fair value in accordance with procedures established by our Board may differ materially from the values that would have been used if an active market and market quotations existed for such investments. Our net asset value could be adversely affected if the determinations regarding the fair value of the investments were materially higher than the values that we ultimately realize upon the disposal of such investments.

Our Board may change our operating policies and strategies without prior notice or shareholder approval, the effects of which may be adverse to our shareholders.

Our Board has the authority to modify or waive current operating policies, investment criteria and strategies without prior notice and without shareholder approval. We cannot predict the effect any changes to current operating policies, investment criteria and strategies would have on our business, net asset value, operating results and the value of our securities. However, the effects might be adverse, which could negatively impact our ability to pay you distributions and cause you to lose all or part of your investment. Moreover, we will have significant flexibility in investing the net proceeds of our offering and may use the net proceeds from our offering in ways with which our investors may not agree.

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

We are and we will remain an “emerging growth company” as defined in the JOBS Act until the earlier of (a) the last day of the fiscal year (i) following the fifth anniversary of the completion of our initial offering, (ii) in which we have total annual gross revenue of at least $1.0 billion, or (iii) in which we are deemed to be a large accelerated filer, which means the market value of our common stock that is held by non-affiliates exceeds $700 million as of the prior June 30th, and (b) the date on which we have issued more than$1.0 billion in non-convertible debt during the prior three-year period. For so long as we remain an “emerging growth company” we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act. We cannot predict if investors will find our common stock less attractive because we will rely on some or all of these exemptions.

In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We intend to take advantage of such extended transition periods.

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

As a business development company, we are required to carry our investments at market value or, if no market value is ascertainable, at the fair value as determined in good faith in accordance with procedures established by our Board. Decreases in the market values or fair values of our investments relative to amortized cost will be recorded as unrealized depreciation. Any unrealized losses in our portfolio could be an indication of a portfolio company’s inability to meet its repayment obligations to us with respect to the affected loans. This could result in realized losses in the future and ultimately in reductions of our income available for distribution in future periods. In addition, decreases in the market value or fair value of our investments will reduce our net asset value. See “ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies – Investments at Fair Value.”

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

Internal and external cyber threats, as well as other disasters, could impair our ability to conduct business effectively.

The occurrence of a disaster, such as a cyber-attack against us or against a third-party that has access to our data or networks, a natural catastrophe, an industrial accident, failure of our disaster recovery systems, or consequential employee error, could have an adverse effect on our ability to communicate or conduct business, negatively impacting our operations and financial condition. This adverse effect can become particularly acute if those events affect our electronic data processing, transmission, storage, and retrieval systems, or impact the availability, integrity, or confidentiality of our data.

We depend heavily upon computer systems to perform necessary business functions. Despite our implementation of a variety of security measures, our computer systems, networks, and data, like those of other companies, could be subject to cyber-attacks and unauthorized access, use, alteration, or destruction, such as from physical and electronic break-ins or unauthorized tampering. If one or more of these events occurs, it could potentially jeopardize the confidential, proprietary, and other information processed, stored in, and transmitted through our computer systems and networks. Such an attack could cause interruptions or malfunctions in our operations, which could result in financial losses, litigation, regulatory penalties, client dissatisfaction or loss, reputational damage, and increased costs associated with mitigation of damages and remediation.

Third parties with which we do business may also be sources of cybersecurity or other technological risk. We outsource certain functions and these relationships allow for the storage and processing of our information, as well as client, counterparty, employee, and borrower information. While we engage in actions to reduce our exposure resulting from outsourcing, ongoing threats may result in unauthorized access, loss, exposure, destruction, or other cybersecurity incidents that adversely affects our data, resulting in increased costs and other consequences as described above.

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

The interest rates of our term loans to our portfolio companies that extend beyond 2021 might be subject to change based on recent regulatory changes

LIBOR, the London Interbank Offered Rate, is the basic rate of interest used in lending transactions between banks on the London interbank market and is widely used as a reference for setting the interest rate on loans globally. We typically use LIBOR as a reference rate in term loans we extend to portfolio companies such that the interest due to us pursuant to a term loan extended to a portfolio company is calculated using LIBOR. The terms of our debt investments generally include minimum interest rate floors which are calculated based on LIBOR.

On July 27, 2017, the United Kingdom’s Financial Conduct Authority, which regulates LIBOR, announced that it intends to phase out LIBOR by the end of 2021. It is unclear if at that time whether LIBOR will cease to exist or if new methods of calculating LIBOR will be established such that it continues to exist after 2021. The U.S. Federal Reserve, in conjunction with the Alternative Reference Rates Committee, a steering committee comprised of large U.S. financial institutions, is considering replacing U.S. dollar LIBOR with a new index calculated by short term repurchase agreements, backed by Treasury securities. The future of LIBOR at this time is uncertain. If LIBOR ceases to exist, we may need to renegotiate the credit agreements extending beyond 2021 with our portfolio companies that utilize LIBOR as a factor in determining the interest rate to replace LIBOR with the new standard that is established, which may have an adverse effect on our ability to receive attractive returns.

Our investments in the business services industry face considerable uncertainties including significant regulatory challenges.

Our investments in portfolio companies that operate in the business services industry represent approximately 8.8% of our total portfolio as of December 31, 2017. Our investments in portfolio companies in the business services sector include those that provide services related to data and information, building, cleaning and maintenance services, and energy efficiency services. Portfolio companies in the business services sector are subject to many risks, including the negative impact of regulation, changing technology, a competitive marketplace and difficulty in obtaining financing. Portfolio companies in the business services industry must respond quickly to technological changes and understand the impact of these changes on customers’ preferences. Adverse economic, business, or regulatory developments affecting the business services sector could have a negative impact on the value of our investments in portfolio companies operating in this industry, and therefore could negatively impact our business and results of operations.

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

The 1940 Act and the Code impose numerous constraints on the operations of business development companies and RICs that do not apply to the other types of investment vehicles previously managed by the personnel of our Adviser and its affiliates. For example, under the 1940 Act, business development companies are generally required to invest at least 70% of their total assets primarily in securities of qualifying U.S. private or thinly traded companies. Moreover, qualification for RIC tax treatment under Subchapter M of the Code requires satisfaction of source-of-income, asset diversification and other requirements. Any failure by us to comply with these provisions could prevent us from maintaining our qualification as a business development company or tax treatment as a RIC or could force us to pay unexpected taxes and penalties, which could be material. Our Adviser’s and its affiliates’ limited experience in managing a portfolio of assets under such constraints may hinder their ability to take advantage of attractive investment opportunities and, as a result, make it more difficult for us to achieve our investment objective.

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

The Adviser and its respective affiliates currently manage Owl Rock Capital Corporation II and are not prohibited from raising money for and managing future investment entities that make the same or similar types of investments as those we target. As a result, the time and resources that our Adviser devotes to us may be diverted, and during times of intense activity in other investment programs they may devote less time and resources to our business than is necessary or appropriate. In addition, we may compete with any such investment entity also managed by the Adviser for the same investors and investment opportunities.

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

Our Adviser serves as the investment adviser to Owl Rock Capital Corporation II, another business development company that has substantially the same investment objective and strategies as us, subjecting our Adviser to certain conflicts of interests.

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

Specifically, we may compete for investments with affiliated business development companies that are also advised by our Adviser, such as Owl Rock Capital Corporation II, subjecting our Adviser and its affiliates to certain conflicts of interest in evaluating the suitability of investment opportunities and making or recommending acquisitions on our behalf. To mitigate these conflicts, our Adviser will seek to execute such transactions for all of the participating investment accounts, including us, on a fair and equitable basis and in accordance with its allocation policy, taking into account such factors as the relative amounts of capital available for new investments; cash on hand; existing commitments and reserves; the investment programs and portfolio positions of the participating investment accounts, including portfolio construction, diversification and concentration considerations; the investment objectives, guidelines and strategies of each client; the clients for which participation is appropriate’ each client’s life cycle; targeted leverage level; targeted asset mix and any other factors deemed appropriate.

We may co-invest with investment funds, accounts and vehicles managed by the Adviser, where doing so is consistent with our investment strategy as well as applicable law and SEC staff interpretations. We generally will be permitted to co-invest with such investment funds, accounts and vehicles where the only term that is negotiated is price. However, we, the Adviser and certain of our affiliates have applied for and been granted exemptive relief by the SEC to co-invest with other funds managed by the Adviser or its affiliates in transactions in which terms other than price are negotiated in a manner consistent with our investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors. Pursuant to such exemptive relief, we are generally permitted to co-invest with certain of our affiliates if a “required majority” (as defined in Section 57(o) of the 1940 Act) of our independent directors makes certain conclusions in connection with a co-investment transactions, including that (1) the terms of the transaction, including the consideration to be paid, are reasonable and fair to us and our shareholders and do not involve overreaching of us or our shareholders on the part of any person concerned, (2) the transaction is consistent with the interests of our shareholders and is consistent with our investment objective and strategies, and (3) the investments by our affiliates would not disadvantage us, and our participation would not be on a basis different from or less advantageous than that on which our affiliates are investing.

Our Adviser’s actions on behalf of its other accounts and clients may be adverse to us and our investments and harmful to us.

Our Adviser and its affiliates manage assets for accounts other than us, including private funds (for purposes of this section, “Adviser Funds”), including, but not limited to, Owl Rock Capital Corporation II. Actions taken by our Adviser or its affiliates on behalf of its Adviser Funds may be adverse to us and our investments, which could harm our performance. For example, we may invest in the same credit obligations as other Adviser Funds, although, to the extent permitted under the 1940 Act, our investments may include different obligations of the same issuer. Decisions made with respect to the securities held by one Adviser Fund may cause (or have the potential to cause) harm to the different class of securities of the issuer held by other Adviser Funds (including us).

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

For federal income tax purposes, we may be required to recognize taxable income in some circumstances in which we do not receive a corresponding payment in cash and to make distributions with respect to such income to maintain our tax treatment as a RIC and/or minimize excise tax. Under such circumstances, we may have difficulty meeting the Annual Distribution Requirement necessary to maintain RIC tax treatment under the Code. This difficulty in making the required distribution may be amplified to the extent that we are required to pay the incentive fee on income with respect to such accrued income. As a result, we may have to sell some of our investments at times and/or at prices we would not consider advantageous, raise additional debt or equity capital, or forgo new investment opportunities for this purpose. If we are not able to obtain cash from other sources, we may fail to qualify for RIC tax treatment and thus become subject to corporate-level income tax.

Our ability to enter into transactions with our affiliates is restricted.

We are prohibited under the 1940 Act from participating in certain transactions with certain of our affiliates without the prior approval of a majority of our independent directors and, in some cases, the SEC. Any person that owns, directly or indirectly, 5% or more of our outstanding voting securities will be our affiliate for purposes of the 1940 Act, and we will generally be prohibited from buying or selling any securities from or to such affiliate on a principal basis, absent the prior approval of our Board and, in some cases, the SEC. The 1940 Act also prohibits certain “joint” transactions with certain of our affiliates, including other funds or clients advised by the Adviser, which in certain circumstances could include investments in the same portfolio company (whether at the same or different times to the extent the transaction involves a joint investment), without prior approval of our Board and, in some cases, the SEC. If a person acquires more than 25% of our voting securities, we will be prohibited from buying or selling any security from or to such person or certain of that person’s affiliates, or entering into prohibited joint transactions with such persons, absent the prior approval of the SEC. Similar restrictions limit our ability to transact business with our officers or directors or their affiliates or anyone who is under common control with us. The SEC has interpreted the business development company regulations governing transactions with affiliates to prohibit certain joint transactions involving entities that share a common investment adviser. As a result of these restrictions, we may be prohibited from buying or selling any security from or to any portfolio company that is controlled by a fund managed by either of our Adviser or its affiliates without the prior approval of the SEC, which may limit the scope of investment or disposition opportunities that would otherwise be available to us.

On February 7, 2017, we, the Adviser and certain of our affiliates received exemptive relief from the SEC to permit us to co-invest with other funds managed by the Adviser or its affiliates in a manner consistent with our investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors. Pursuant to such exemptive relief, we generally are permitted to co-invest with certain of our affiliates if a “required majority” (as defined in Section 57(o) of the 1940 Act) of our independent directors make certain conclusions in connection with a co-investment transaction, including that (1) the terms of the transactions, including the consideration to be paid, are reasonable and fair to us and our shareholders and do not involve overreaching by us or our shareholders on the part of any person concerned, (2) the transaction is consistent with the interests of our shareholders and is consistent with our investment objective and strategies, and (3) the investment by our affiliates would not disadvantage us, and our participation would not be on a basis different from or less advantageous than that on which our affiliates are investing.

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

If we do not remain as a business development company, we might be regulated as a closed-end investment company under the 1940 Act, which would subject us to substantially more regulatory restrictions and correspondingly decrease our operating flexibility.

Regulations governing our operation as a business development company and RIC affect our ability to raise capital and the way in which we raise additional capital or borrow for investment purposes, which may have a negative effect on our growth. As a business development company, the necessity of raising additional capital may expose us to risks, including risks associated with leverage.

As a result of the Annual Distribution Requirement to qualify for tax treatment as a RIC, we may need to access the capital markets periodically to raise cash to fund new investments in portfolio companies. We may issue “senior securities,” including borrowing money from banks or other financial institutions only in amounts such that our asset coverage, as defined in the 1940 Act, equals at least 200% after such incurrence or issuance. If we issue senior securities, we will be exposed to risks associated with leverage, including an increased risk of loss. Our ability to issue different types of securities is also limited. Compliance with RIC distribution requirements may unfavorably limit our investment opportunities and reduce our ability in comparison to other companies to profit from favorable spreads between the rates at which we can borrow and the rates at which we can lend. Therefore, we intend to seek to continuously issue equity securities, which may lead to shareholder dilution.

We may borrow to fund investments. If the value of our assets declines, we may be unable to satisfy the asset coverage test under the 1940 Act, which would prohibit us from paying distributions and could prevent us from qualifying for tax treatment as a RIC, which would generally result in a corporate-level tax on any income and net gains. If we cannot satisfy the asset coverage test, we may be required to sell a portion of our investments and, depending on the nature of our debt financing, repay a portion of our indebtedness at a time when such sales may be disadvantageous. Also, any amounts that we use to service our indebtedness would not be available for distributions to our shareholders.

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

Our strategy focuses primarily on originating and making loans to, and making debt and equity investments in, U.S. middle market companies, with a focus on originated transactions sourced through the networks of our Adviser. Short transaction closing timeframes associated with originated transactions coupled with added tax or accounting structuring complexity and international transactions may result in higher risk in comparison to non-originated transactions.

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

Our investments may include OID and PIK instruments. To the extent OID and PIK constitute a portion of our income, we will be exposed to risks associated with such income being required to be included in income for financial reporting purposes in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) and taxable income prior to receipt of cash, including the following:

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

•

For U.S. GAAP purposes, cash distributions to shareholders that include a component of OID income do not come from paid-in capital, although they may be paid from the offering proceeds. Thus, although a distribution of OID income may come from the cash invested by the shareholders, the 1940 Act does not require that shareholders be given notice of this fact;

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

Our strategy focuses on investing primarily in the debt of privately owned U.S. companies with a focus on originated transactions sourced through the networks of our Adviser. Our portfolio companies may have, or may be permitted to incur, other debt that ranks equally with, or senior to, the debt in which we invest. By their terms, such debt instruments may entitle the holders to receive payment of interest or principal on or before the dates on which we are entitled to receive payments with respect to the debt instruments in which we invest. Also, in the event of insolvency, liquidation, dissolution, reorganization or bankruptcy of a portfolio company, any holders of debt instruments ranking senior to our investment in that portfolio company would typically be entitled to receive payment in full before we receive any distribution. After repaying such senior creditors, such portfolio company may not have any remaining assets to use for repaying its obligation to us. In the case of debt ranking equally with debt instruments in which we invest, we would have to share on an equal basis any distributions with other creditors holding such debt in the event of an insolvency, liquidation, dissolution, reorganization or bankruptcy of the relevant portfolio company and our portfolio company may not have sufficient assets to pay all equally ranking credit even if we hold senior, first-lien debt.

If we cannot obtain debt financing or equity capital on acceptable terms, our ability to acquire investments and to expand our operations will be adversely affected.

The net proceeds from the sale of our shares will be used for our investment opportunities, and, if necessary, the payment of operating expenses and the payment of various fees and expenses such as base management fees, incentive fees, other fees and distributions. Any working capital reserves we maintain may not be sufficient for investment purposes, and we may require additional debt financing or equity capital to operate. Pursuant to tax rules that apply to us, we will be required to distribute at least 90% of our net ordinary income and net short-term capital gains in excess of net long-term capital losses, if any, to our shareholders to maintain our tax treatment as a RIC. Accordingly, in the event that we need additional capital in the future for investments or for any other reason we may need to access the capital markets periodically to issue debt or equity securities or borrow from financial institutions in order to obtain such additional capital. These sources of funding may not be available to us due to unfavorable economic conditions, which could increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. Consequently, if we cannot obtain further debt or equity financing on acceptable terms, our ability to acquire additional investments and to expand our operations will be adversely affected. As a result, we would be less able to diversify our portfolio and achieve our investment objective, which may negatively impact our results of operations and reduce our ability to make distributions to our shareholders.

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

Although we intend to structure certain of our investments as senior debt, if one of our portfolio companies were to go bankrupt, depending on the facts and circumstances, including the extent to which we provided managerial assistance to that portfolio company or a representative of us or our Adviser sat on the board of directors of such portfolio company, a bankruptcy court might re-characterize our debt investment and subordinate all or a portion of our claim to that of other creditors. In situations where a bankruptcy carries a high degree of political significance, our legal rights may be subordinated to other creditors.

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

We generally will not control the business operations of our portfolio companies and, due to the illiquid nature of our holdings in our portfolio companies, we may not be able to dispose of our interests in our portfolio companies.

We do not currently, and do not expect in the future, to control most of our portfolio companies, although we may have board representation or board observation rights, and our debt agreements may impose certain restrictive covenants on our borrowers. As a result, we are subject to the risk that a portfolio company in which we invest may make business decisions with which we disagree and the management of such company, as representatives of the holders of their common equity, may take risks or otherwise act in ways that do not serve our interests as a debt investor. Due to the lack of liquidity for our investments in private companies, we may not be able to dispose of our interests in our portfolio companies as readily as we would like or at a favorable value. As a result, a portfolio company may make decisions that could decrease the value of our portfolio holdings.

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

Many of our debt investments are based on floating interest rates, such as LIBOR, EURIBOR, the Federal Funds Rate or the Prime Rate, that reset on a periodic basis, and that many of our investments will be subject to interest rate floors. A reduction in the interest rates on new investments relative to interest rates on current investments could have an adverse impact on our net investment income, which also could be negatively impacted by our borrowers making prepayments on their loans. On the other hand, an increase in interest rates could increase the interest repayment obligations of our borrowers and result in challenges to their financial performance and ability to repay their obligations. In addition, our cost of funds likely will increase because the interest rates on the majority of amounts we may borrow are likely to be floating, which could reduce our net investment income to the extent any debt investments have fixed interest rates, and the interest rate on investments with an interest rate floor will not increase until interest rates exceed the applicable floor.

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

We may make investments in portfolio companies that are domiciled outside of the United States. We will not invest more than 20% of our total assets in companies whose principal place of business is outside the United States. Our investments in foreign portfolio companies are deemed “non-qualifying assets”, which means that, as required by the 1940 Act, such investments, along with other investments in non-qualifying assets, may not constitute more than 30% of our total assets at the time of our acquisition of any such asset, after giving effect to the acquisition. Notwithstanding the limitation on our ownership of foreign portfolio companies, such investments subject us to many of the same risks as our domestic investments, as well as certain additional risks, including the following:

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

We invest primarily in privately held companies. Investments in private companies pose certain incremental risks as compared to investments in public companies including that they:

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

Investment analyses and decisions by the Adviser may be required to be undertaken on an expedited basis to take advantage of certain investment opportunities. While we generally will not seek to make an investment until the Adviser has conducted sufficient due diligence to make a determination as to the acceptability of the credit quality of the investment and the underlying issuer, in such cases, the information available to the Adviser at the time of making an investment decision may be limited. Therefore, no assurance can be given that the Adviser will have knowledge of all circumstances that may adversely affect an investment. In addition, the Adviser may rely upon independent consultants in connection with its evaluation of proposed investments. No assurance can be given as to the accuracy or completeness of the information provided by such independent consultants and we may incur liability as a result of such consultants’ actions, many of whom we will have limited recourse against in the event of any such inaccuracies.

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

The amount of leverage that we employ will depend on our Adviser’s and our Board’s assessment of market and other factors at the time of any proposed borrowing. There can be no assurance that leveraged financing will be available to us on favorable terms or at all. However, to the extent that we use leverage to finance our assets, our financing costs will reduce cash available for distributions to shareholders. Moreover, we may not be able to meet our financing obligations and, to the extent that we cannot, we risk the loss of some or all of our assets to liquidation or sale to satisfy the obligations. In such an event, we may be forced to sell assets at significantly depressed prices due to market conditions or otherwise, which may result in losses.

As a business development company, we are required to meet a coverage ratio of total assets to total borrowings and other senior securities, which include all of our borrowings and any preferred stock that we may issue in the future, of at least 200%. If this ratio declines below 200%, we cannot incur additional debt and could be required to sell a portion of our investments to repay some indebtedness when it is disadvantageous to do so. This could have a material adverse effect on our operations, and we may not be able to service our debt or make distributions.

Risks Related to an Investment in Our Common Stock

Our shares are not listed on an exchange or quoted through a quotation system and will not be listed for the foreseeable future, if ever. Therefore, our shareholders will have limited liquidity.

Our shares are illiquid investments for which there is not a secondary market nor is it expected that any such secondary market will develop in the future. Our common stock will not be registered under the Securities Act, or any state securities law and will be restricted as to transfer by law and the terms of our charter.  Shareholders generally may not sell, assign or transfer their shares without prior written consent of the Adviser, which the Adviser may grant or withhold in its sole discretion. Except in limited circumstances for legal or regulatory purposes, shareholders are not entitled to redeem their shares of our common stock. Shareholders must be prepared to bear the economic risk of an investment in us for an indefinite period of time.

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

Our charter, as well as certain statutory and regulatory requirements, contain certain provisions that may have the effect of discouraging a third party from attempting to acquire us. Our Board is divided into three classes of directors serving staggered three-year terms, which could prevent shareholders from removing a majority of directors in any given election. Our Board may, without shareholder action, authorize the issuance of shares in one or more classes or series, including shares of preferred stock; and our Board may, without shareholder action, amend our charter to increase the number of shares of our common stock, of any class or series, that we will have authority to issue. These anti-takeover provisions may inhibit a change of control in circumstances that could give the holders of shares of our common stock the opportunity to realize a premium over the value of shares of our common stock.

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

•	changes in regulatory policies or tax guidelines, particularly with respect to RICs or business development companies;
•	loss of RIC tax treatment or BDC status;
•	distributions that exceed our net investment income and net income as reported according to U.S. GAAP;
•	changes in earnings or variations in operating results;
•	changes in accounting guidelines governing valuation of our investments;
•	any shortfall in revenue or net income or any increase in losses from levels expected by investors;
•	departure of our Adviser or certain of its key personnel;
•	general economic trends and other external factors; and
•	loss of a major funding source.

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

Preferred stock could be issued with rights and preferences that would adversely affect holders of our common stock.

Under the terms of our charter, our Board is authorized to issue shares of preferred stock in one or more series without shareholder approval, which could potentially adversely affect the interests of existing shareholders.

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

Federal Income Tax Risks

We cannot predict how tax reform legislation will affect us, our investments, or our shareholders, and any such legislation could adversely affect our business.

Legislative or other actions relating to taxes could have a negative effect on us. The rules dealing with U.S. federal income taxation are constantly under review by persons involved in the legislative process and by the IRS and the U.S. Treasury Department. The U.S. House of Representatives and U.S. Senate recently passed tax reform legislation, which the President signed into law. Such legislation will make many changes to the Internal Revenue Code, including significant changes to the taxation of business entities, the deductibility of interest expense, and the tax treatment of capital investment. We cannot predict with certainty how any changes in the tax laws might affect us, our shareholders, or our portfolio investments. New legislation and any U.S. Treasury regulations, administrative interpretations or court decisions interpreting such legislation could significantly and negatively affect our ability to qualify for tax treatment as a RIC or the U.S. federal income tax consequences to us and our shareholders of such qualification, or could have other adverse consequences. Shareholders are urged to consult with their tax advisor regarding tax legislative, regulatory, or administrative developments and proposals and their potential effect on an investment in our securities.

We will be subject to corporate-level income tax if we are unable to qualify for and maintain our tax treatment as a RIC under Subchapter M of the Code or if we make investments through taxable subsidiaries.

To qualify for and maintain RIC tax treatment under the Code, we must meet the following annual distribution, income source and asset diversification requirements. See “ITEM 1. BUSINESS – Certain U.S. Federal Income Tax Considerations.”

The Annual Distribution Requirement for a RIC will be satisfied if we distribute to our shareholders on an annual basis at least 90% of our “investment company taxable income,” which is generally our net ordinary income plus the excess, if any, of realized net short-term capital gains over realized net long-term capital losses. In addition, a RIC may, in certain cases, satisfy the 90% distribution requirement by distributing dividends relating to a taxable year after the close of such taxable year under the “spillback dividend” provisions of Subchapter M. We would be taxed, at regular corporate rates, on retained income and/or gains, including any short-term capital gains or long-term capital gains. We also must satisfy an additional Annual Distribution Requirement with respect to each calendar year in order to minimize the 4% excise tax on the amount of the under-distribution. Because we may use debt financing, we are subject to (i) an asset coverage ratio requirement under the 1940 Act and may, in the future, be subject to (ii) certain financial covenants under loan and credit agreements that could, under certain circumstances, restrict us from making distributions necessary to satisfy the distribution requirements. If we are unable to obtain cash from other sources, or choose or are required to retain a portion of our taxable income or gains, we could (1) be required to pay excise taxes and (2) fail to qualify for RIC tax treatment, and thus become subject to corporate-level income tax on our taxable income (including gains).

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

Unrealized appreciation on derivatives, such as foreign currency forward contracts, may be included in taxable income while the receipt of cash may occur in a subsequent period when the related contract expires. Any unrealized depreciation on investments that the foreign currency forward contracts are designed to hedge are not currently deductible for tax purposes. This can result in increased taxable income whereby we may not have sufficient cash to pay distributions or we may opt to retain such taxable income and pay a 4% excise tax. In such cases we could still rely upon the “spillback provisions” to maintain RIC tax treatment.

We anticipate that a portion of our income may constitute OID or other income required to be included in taxable income prior to receipt of cash. Further, we may elect to amortize market discounts with respect to debt securities acquired in the secondary market and include such amounts in our taxable income in the current year, instead of upon disposition, as an election not to do so would limit our ability to deduct interest expenses for tax purposes. Because any OID or other amounts accrued will be included in our investment company taxable income for the year of the accrual, we may be required to make a distribution to our shareholders in order to satisfy the Annual Distribution Requirement, even if we will not have received any corresponding cash amount. As a result, we may have difficulty meeting the Annual Distribution Requirement necessary to maintain RIC tax treatment under the Code. We may have to sell some of our investments at times and/or at prices we would not consider advantageous, raise additional debt or equity capital, make a partial share distribution, or forgo new investment opportunities for this purpose. If we are not able to obtain cash from other sources, and choose not to make a qualifying share distribution, we may fail to qualify for RIC tax treatment and thus become subject to corporate-level income tax.

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

A “publicly offered regulated investment company” is a RIC whose shares are either (i) continuously offered pursuant to a public offering within the meaning of Section 4 of the Securities Act, (ii) regularly traded on an established securities market or (iii) held by at least 500 persons at all times during the taxable year. While we anticipate that we will constitute a publicly offered RIC, there can be no assurance that we will in fact so qualify for any of our taxable years. If we are not treated as a publicly offered regulated investment company for any calendar year, each U.S. shareholder that is an individual, trust or estate will be treated as having received a dividend from us in the amount of such U.S. shareholder’s allocable share of the base management fee and incentive fees paid to our Adviser and certain of our other expenses for the calendar year, and these fees and expenses will be treated as miscellaneous itemized deductions of such U.S. shareholder. Miscellaneous itemized deductions generally are deductible by a U.S. shareholder' that is an individual, trust or estate only to the extent that the aggregate of such U.S. shareholder’s miscellaneous itemized deductions exceeds 2% of such U.S. shareholder’s adjusted gross income for U.S. federal income tax purposes, are not deductible for purposes of the alternative minimum tax and are subject to the overall limitation on itemized deductions under the Code.

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

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities.

Until an Exchange Listing, our common stock will be offered and sold in transactions exempt from registration under Section 4(a)(2) and Regulation D of the Securities Act. There is not currently a public market for our common stock, nor can we give any assurance that one will develop.

Our common stock may not be sold, transferred, assigned, pledged or otherwise disposed of unless (i) if such transfer is prior to an Exchange Listing, our Adviser consents to such transfer and (ii) the common stock is registered under applicable securities laws or specifically exempted from registration (in which case the shareholder may, at our option, be required to provide us with a legal opinion, in form and substance satisfactory to us, that registration is not required). Accordingly, an investor must be willing to bear the economic risk of investment in the common stock for an indefinite period of time. No sale, transfer, assignment, pledge or other disposition, whether voluntary or involuntary, of the common stock may be made except by registration of the transfer on our books. Prior to an Exchange Listing, each transferee will be required to execute an instrument agreeing to be bound by these restrictions and the other restrictions imposed on our common stock and to execute such other instruments or certifications as we may reasonably require.

Dividends

We generally intend to distribute, out of assets legally available for distribution, substantially all of our available earnings, on a quarterly basis, as determined by Board in its discretion. The following table summarizes dividends declared for the years ended December 31, 2017 and 2016:

	December 31, 2017
Date Declared	Record Date	Payment Date	Distribution per Share
March 7, 2017	March 7, 2017	March 15, 2017	$0.19
May 9, 2017	May 9, 2017	May 15, 2017	$0.24
August 8, 2017	August 8, 2017	August 15, 2017	$0.26
November 7, 2017	November 7, 2017	November 14, 2017	$0.32
November 7, 2017	December 31, 2017	January 31, 2018	$0.34
Total Distributions Declared			$1.35

	December 31, 2016
Date Declared	Record Date	Payment Date	Distribution per Share
November 8, 2016	November 15, 2016	November 30, 2016	$0.06
Total Distributions Declared			$0.06

The dividends declared during the years ended December 31, 2017 and 2016 were derived from ordinary income, determined on a tax basis. For the years ended December 31, 2017 and 2016, 88.3% and 94.7%, respectively, of distributed ordinary income qualified as interest related dividend which is exempt from U.S. withholding tax applicable to non-U.S. shareholders.

Item 6. Selected Financial Data.

The following table below sets forth our selected consolidated historical financial data for the years ended December 31, 2017 and 2016. The selected consolidated historical financial data has been derived from our audited consolidated financial statements, which is included elsewhere in this Form 10-K and our SEC filings.

The selected consolidated financial information and other data presented below should be read in conjunction with our consolidated financial statements and notes thereto and “ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS,” which are included elsewhere in this Form 10-K.

	Years Ended December 31,
($ in millions, except per share amounts)	2017	2016
Consolidated Statement of Operations Data
Income
Total investment income	$159.9	$28.8
Expenses
Total expenses	65.9	19.4
Net investment income before income taxes	94.0	9.4
Excise tax expense	0.2	0.4
Net investment income after income taxes	93.8	9.0
Total change in net unrealized gains	9.2	7.6
Total change in realized gains	0.7	—
Increase in net assets resulting from operations	$103.7	$16.6
Earnings per common share – basic and diluted	$1.55	$0.78

($ in millions, except per share amounts)	December 31, 2017	December 31, 2016
Consolidated Balance Sheet Data
Cash and restricted cash	$20.1	$209.4
Investments at fair value	2,389.8	967.4
Total assets	2,443.5	1,180.8
Total debt (net of unamortized debt issuance costs)	919.4	491.9
Total liabilities	971.0	500.3
Total net assets	$1,472.6	$680.5
Net asset value per share	$15.03	$14.85
Other Data:
Number of portfolio companies at year end	40	21
Distributions Declared Per Share	$1.35	$0.06
Total return based on net asset value(1)	10.6%	(0.6)%
Weighted average total yield of portfolio at fair value	8.8%	9.0%
Weighted average total yield of portfolio at amortized cost	8.9%	9.0%
Weighted average yield of debt and income producing securities at fair value	8.8%	9.0%
Weighted average yield of debt and income producing securities at amortized cost	8.9%	9.0%
Fair value of debt investments as a percentage of principal	98.9%	98.8%

________________

(1)	Total return is calculated as the change in NAV per share during the period, plus distributions per share, if any, divided by the beginning NAV per share.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The information contained in this section should be read in conjunction with “ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA”.  This discussion contains forward-looking statements, which relate to future events or the future performance or financial condition of Owl Rock Capital Corporation and involves numerous risks and uncertainties, including, but not limited to, those described in “ITEM 1A. RISK FACTORS.” This discussion also should be read in conjunction with the “Cautionary Statement Regarding Forward Looking Statements” set forth on page 2 of this Annual Report on Form 10-K. Actual results could differ materially from those implied or expressed in any forward-looking statements.

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

We are managed by Owl Rock Capital Advisors LLC (“the Adviser” or “our Adviser”). The Adviser is registered with the SEC as an investment adviser under the Investment Advisers Act of 1940. Subject to the overall supervision of our board of directors (the “Board”), the Adviser manages our day-to-day operations, and provides investment advisory and management services to us. The Adviser or its affiliates may engage in certain origination activities and receive attendant arrangement, structuring or similar fees. The Adviser is responsible for managing our business and activities, including sourcing investment opportunities, conducting research, performing diligence on potential investments, structuring our investments, and monitoring our portfolio companies on an ongoing basis through a team of investment professionals. The Board consists of seven directors, four of whom are independent.

We conduct private offerings (each, a “Private Offering”) of our common shares to accredited investors in reliance on exemptions from the registration requirements of the Securities Act of 1933, as amended. At the closing of each Private Offering, each investor makes a capital commitment (a “Capital Commitment”) to purchase shares of our common stock pursuant to a subscription agreement entered into with the Company. Investors are required to fund drawdowns to purchase shares of our common stock up to the amount of their respective Capital Commitment on an as-needed basis each time we deliver a drawdown notice to our investors. The initial closing of the Private Offering occurred on March 3, 2016 (the "Initial Closing"). As of March 2, 2018, we had $5.5 billion in total Capital Commitments from investors.  If we have not consummated a listing of our common stock on a national securities exchange (an "Exchange Listing") by the five-year anniversary of the Initial Closing, subject to extension for two additional one-year periods, in the sole discretion of the Board, the Board (subject to any necessary shareholder approvals and applicable requirements of the Investment Company Act of 1940 (the “1940 Act”)) will use its commercially reasonable efforts to wind down and/or liquidate and dissolve the Company in an orderly manner.

Placement activities will be conducted by our officers and the Adviser. In addition, we have entered into agreements with placement agents or broker-dealers to solicit investor Capital Commitments. Fees paid pursuant to these agreements will be paid by our Adviser.

The Adviser also serves as investment adviser to Owl Rock Capital Corporation II. Owl Rock Capital Corporation II is a corporation formed under the laws of the State of Maryland that, like us, has elected to be treated as a business development company (“BDC”) under the 1940 Act. Owl Rock Capital Corporation II’s investment objective is similar to ours, which is to generate current income, and to a lesser extent, capital appreciation by targeting investment opportunities with favorable risk-adjusted returns. On April 4, 2017, Owl Rock Capital Corporation II received subscription agreements totaling $10.0 million for the purchase of shares of its common stock from a private placement from certain individuals and entities affiliated with the Adviser, met its minimum offering requirement of $2.5 million, and issued 277,778 shares of common stock.  The purchase price of these shares was $9.00 per share, which represented Owl Rock Capital Corporation II’s initial public offering price of $9.47 per share, net of selling commissions and dealer manager fees. In April 2017, Owl Rock Capital Corporation II made its first portfolio company investment. As of December 31, 2017, Owl Rock Capital Corporation II had raised gross proceeds of approximately $90.9 million, including seed capital contributed by our Adviser in September 2016 and approximately $10.0 million in gross proceeds raised from certain individuals and entities affiliated with the Adviser.

We may be prohibited under the 1940 Act from conducting certain transactions with our affiliates without the prior approval of our directors who are not interested persons and, in some cases, the prior approval of the SEC.  We, our Adviser and certain affiliates have been granted exemptive relief by the SEC to permit us to co-invest with other funds managed by our Adviser or its affiliates, including Owl Rock Capital Corporation II, in a manner consistent with our investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors. Pursuant to such exemptive relief, we generally are permitted to co-invest with certain of our affiliates if a “required majority” (as defined in Section 57(o) of the 1940 Act) of our independent directors make certain conclusions in connection with a co-investment transaction, including that (1) the terms of the transactions, including the consideration to be paid, are reasonable and fair to us and our shareholders and do not involve overreaching by us or our shareholders on the part of any person concerned, (2) the transaction is consistent with the interests of our shareholders and is consistent with our investment objective and strategies, and (3) the investment by our affiliates would not disadvantage us, and our participation would not be on a basis different from or less advantageous than that on which our affiliates are investing. Our Adviser’s investment allocation policy incorporates the conditions of the exemptive relief. As a result of the exemptive relief, there could be significant overlap in our investment portfolio and the investment portfolio of Owl Rock Capital Corporation II and/or other funds established by the Adviser that could avail themselves of the exemptive relief.

On April 27, 2016, we formed a wholly-owned subsidiary, OR Lending LLC, a Delaware limited liability company, which holds a California finance lenders license and a Tennessee industrial loan and thrift certificate. On August 24, 2017, we formed a wholly-owned subsidiary, ORCC Financing LLC, a Delaware limited liability Company. On October 18, 2017, we formed a wholly-owned subsidiary, OR DH LLC, a Delaware limited liability company.

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

Our Investment Framework

We are a Maryland corporation organized primarily to originate and make loans to, and make debt and equity investments in, U.S. middle market companies. Our investment objective is to generate current income, and to a lesser extent, capital appreciation by targeting investment opportunities with favorable risk-adjusted returns. Since our Adviser began investment activities in April 2016 through December 31, 2017, our Adviser has originated $3.5 billion aggregate principal amount of investments, of which $2.9 billion of aggregate principal amount of investments prior to any subsequent exits or repayments, was retained by either us or Owl Rock Capital Corporation II, a BDC advised by our Adviser. In addition, since June 2016, we have originated $336.1 million of aggregate principal amount of investments prior to any subsequent exits or repayments, which was retained by Sebago Lake LLC (“Sebago Lake”). We seek to generate current income primarily in U.S. middle market companies through direct originations of senior secured loans or originations of unsecured loans, subordinated loans or mezzanine loans and, to a lesser extent, investments in equity-related securities including warrants, preferred stock and similar forms of senior equity.

We define “middle market companies” generally to mean companies with earnings before interest expense, income tax expense, depreciation and amortization, or “EBITDA,” between $10 million and $250 million annually and/or annual revenue of $50 million to $2.5 billion at the time of investment, although we may on occasion invest in smaller or larger companies if an opportunity presents itself.

As of December 31, 2017, our average investment size in each of our portfolio companies was approximately $59.7 million based on fair value. As of December 31, 2017, our portfolio companies (excluding the investment in Sebago Lake) had weighted average annual revenue of $673 million and weighted average annual EBITDA of $90 million.

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

Revenues

We generate revenues primarily in the form of interest income from the investments we hold. In addition, we may generate income from dividends on either direct equity investments or equity interests obtained in connection with originating loans, such as options, warrants or conversion rights. Our debt investments typically have a term of three to ten years. As of December 31, 2017, 98.4% of our debt investments based on fair value bear interest at a floating rate, subject to interest rate floors, in certain cases. Interest on our debt investments is generally payable either monthly or quarterly.

Our investment portfolio consists primarily of floating rate loans, and our credit facilities bear interest at floating rates. Macro trends in base interest rates like London Interbank Offered Rate (“LIBOR”) may affect our net investment income over the long term. However, because we generally originate loans to a small number of portfolio companies each quarter, and those investments vary in size, our results in any given period, including the interest rate on investments that were sold or repaid in a period compared to the interest rate of new investments made during that period, often are idiosyncratic, and reflect the characteristics of the particular portfolio companies that we invested in or exited during the period and not necessarily any trends in our business or macro trends.

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

Except as specifically provided below, all investment professionals and staff of the Adviser, when and to the extent engaged in providing investment advisory and management services to us, the base compensation, bonus and benefits, and the routine overhead expenses of such personnel allocable to such services, are provided and paid for by the Adviser. We bear our allocable portion of the compensation paid by the Adviser (or its affiliates) to our Chief Compliance Officer and Chief Financial Officer and their respective staffs (based on a percentage of time such individuals devote, on an estimated basis, to our business affairs). We bear all other costs and expenses of our operations, administration and transactions, including, but not limited to (i) investment advisory fees, including management fees and incentive fees, to the Adviser, pursuant to the Investment Advisory Agreement; (ii) our allocable portion of overhead and other expenses incurred by the Adviser in performing its administrative obligations under the Administration Agreement; and (iii) all other expenses of its operations and transactions including, without limitation, those relating to:

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

High Yield Market – Middle market companies generally are not issuing debt in an amount large enough to be an attractively sized bond. High yield bonds are generally purchased by institutional investors who, among other things, are focused on the liquidity characteristics of the bond being issued. For example, mutual funds and exchange traded funds (“ETFs”) are significant buyers of underwritten bonds. However, mutual funds and ETFs generally require the ability to liquidate their investments quickly in order to fund investor redemptions and/or comply with regulatory requirements. Accordingly, the existence of an active secondary market for bonds is an important consideration in these entities’ initial investment decision. Because there is typically little or no active secondary market for the debt of U.S. middle market companies, mutual funds and ETFs generally do not provide debt capital to U.S. middle market companies. We believe this is likely to be a persistent problem and creates an advantage for those like us who have a more stable capital base and have the ability to invest in illiquid assets.

Syndicated Loan Market – While the syndicated loan market is modestly more accommodating to middle market issuers, as with bonds, loan issue size and liquidity are key drivers of institutional appetite and, correspondingly, underwriters’ willingness to underwrite the loans. Loans arranged through a bank are done either on a “best efforts” basis or are underwritten with terms plus “flex” – a set of terms, coupon and fee cushion that underwriters have the right to impose on the loan as a means to help the loan clear the market in the event the terms initially marketed are insufficiently attractive to investors. Furthermore, banks are generally reluctant to underwrite middle market loans because the arrangement fees they may earn on the placement of the debt generally are not sufficient to meet the banks’ return hurdles. Loans provided by companies such as ours provide certainty to issuers in that we can commit to a given amount of debt on specific terms, at stated coupons and with agreed upon fees. As we are the ultimate holder of the loans, we do not require market “flex” or other arrangements that banks may require when acting on an agency basis.

Robust Demand for Debt Capital. We believe U.S. middle market companies will continue to require access to debt capital to refinance existing debt, support growth and finance acquisitions. In addition, we believe the large amount of uninvested capital held by funds of private equity firms, estimated by Preqin Ltd., an alternative assets industry data and research company, to be $954 billion as of September 30, 2017, will continue to drive deal activity. We expect that private equity sponsors will continue to pursue acquisitions and leverage their equity investments with secured loans provided by companies such as us.

The Middle Market is a Large Addressable Market. According to GE Capital’s National Center for the Middle Market 4th Quarter 2017 Middle Market Indicator, there are approximately 200,000 U.S. middle market companies, which have approximately 47.9 million aggregate employees. Moreover, the U.S. middle market accounts for one-third of private sector gross domestic product (“GDP”). GE defines U.S. middle market companies as those between $10 million and $1 billion in annual revenue, which we believe has significant overlap with our definition of U.S. middle market companies.

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

Attractive Opportunities in Investments in Loans. We invest in senior secured or unsecured loans, subordinated loans or mezzanine loans and, to a lesser extent, equity-related securities. We believe that opportunities in senior secured loans are significant because of the floating rate structure of most senior secured debt issuances and because of the strong defensive characteristics of these types of investments. Given the current low interest rate environment, we believe that debt issues with floating interest rates offer a superior return profile as compared with fixed-rate investments, since floating rate structures are generally less susceptible to declines in value experienced by fixed-rate securities in a rising interest rate environment. Senior secured debt also provides strong defensive characteristics. Senior secured debt has priority in payment among an issuer’s security holders whereby holders are due to receive payment before junior creditors and equity holders. Further, these investments are secured by the issuer’s assets, which may provide protection in the event of a default.

Portfolio and Investment Activity

As of December 31, 2017, based on fair value, our debt portfolio consisted of 69.1% first lien senior secured debt investments, 28.0% second lien senior secured debt investments, 2.7% investment funds and vehicles, and 0.2% equity investments.

As of December 31, 2017, our weighted average total yield of the portfolio at fair value and amortized cost was 8.8% and 8.9%, respectively, and our weighted average yield of debt and income producing securities at fair value and amortized cost was 8.8% and 8.9%, respectively.

As of December 31, 2017 we had investments in 40 portfolio companies with an aggregate fair value of $2.4 billion.

Our investment activity for the years ended December 31, 2017 and 2016 is presented below (information presented herein is at par value unless otherwise indicated).

	For the Years Ended December 31,
($ in thousands)	2017	2016
New investment commitments
Gross originations	$2,277,528	$1,173,032
Less: Sell downs	(396,375)	(172,500)
Total new investment commitments	$1,881,153	$1,000,532
Principal amount of investments funded:
First-lien senior secured debt investments	$1,242,944	$584,660
Second-lien senior secured debt investments	434,750	395,500
Equity investments	2,760	—
Investment funds and vehicles	65,028	—
Total principal amount of investments funded	$1,745,482	$980,160
Principal amount of investments sold or repaid:
First-lien senior secured debt investments	$(187,351)	$—
Second-lien senior secured debt investments	(138,500)	—
Equity investments	—	—
Investment funds and vehicles	—	—
Total principal amount of investments sold or repaid	$(325,851)	$—
Number of new investment commitments in new portfolio companies(1)	25	21
Average new investment commitment amount	$72,566	$47,644
Weighted average term for new investment commitments (in years)	6.0	6.4
Percentage of new debt investment commitments at floating rates	98.1%	98.0%
Percentage of new debt investment commitments at fixed rates	1.9%	2.0%
Weighted average interest rate of new investment commitments	7.6%	8.5%
Weighted average spread over LIBOR of new floating rate investment commitments	6.5%	7.3%

________________

(1)	Number of new investment commitments represents commitments to a particular portfolio company.

As of December 31, 2017 and 2016, our investments consisted of the following:

	December 31, 2017		December 31, 2016
($ in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
First-lien senior secured debt investments	$1,640,301	$1,652,021	$570,806	$574,776
Second-lien senior secured debt investments	664,825	669,376	388,962	392,623
Equity investments	2,760	2,760	—	—
Investment funds and vehicles(1)	65,028	65,599	—	—
Total Investments	$2,372,914	$2,389,756	$959,768	$967,399

________________

(1)	Includes investment in Sebago Lake.

The table below describes investments by industry composition based on fair value as of December 31, 2017 and 2016:

	December 31, 2017	December 31, 2016
Advertising and media	3.3%	8.3%
Aerospace and defense	2.1	5.1
Buildings and real estate	5.2	—
Business services	8.8	6.6
Consumer products	4.7	—
Containers and packaging	2.3	—
Distribution	13.3	22.2
Energy equipment and services	6.1	—
Financial services	3.6	—
Food and beverage	5.5	20.1
Healthcare and pharmaceuticals	—	5.1
Healthcare equipment and services	—	6.2
Healthcare providers and services	7.6	—
Household products	3.0	—
Human resource support services	1.9	—
Infrastructure and environmental services	3.1	6.6
Insurance	1.4	3.6
Internet software and services	7.4	3.0
Investment funds and vehicles (1)	2.7	—
Leisure and entertainment	7.6	3.7
Manufacturing	3.3	1.6
Oil and gas	1.6	—
Professional services	2.4	7.9
Specialty retail	1.6	—
Transportation	1.5	—
Total	100.0%	100.0%

________________

(1)	Includes investment in Sebago Lake.

The table below describes investments by geographic composition based on fair value as of December 31, 2017 and 2016:

	December 31, 2017	December 31, 2016
United States:
Midwest	16.9%	25.8%
Northeast	15.7	28.8
South	42.1	29.6
West	17.9	12.9
Belgium	2.5	—
Canada	3.3	2.9
United Kingdom	1.6	—
Total	100.0%	100.0%

The weighted average yields and interest rate of our investments at fair value as of December 31, 2017 and 2016 were as follows:

	December 31, 2017	December 31, 2016
Weighted average total yield of portfolio	8.8%	9.0%
Weighted average total yield of debt and income producing securities	8.8%	9.0%
Weighted average interest rate of debt securities	8.5%	8.5%
Weighted average spread over LIBOR of all floating rate investments	7.1%	7.4%

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

The following table shows the composition of our portfolio on the 1 to 5 rating scale as of December 31, 2017 and 2016:

	December 31, 2017		December 31, 2016
Investment Rating	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
($ in thousands)
1	$152,773	6.4%	$—	—%
2	2,142,023	89.6	967,399	100.0
3	94,960	4.0	—	—
4	—	—	—	—
5	—	—	—	—
Total	$2,389,756	100.0%	$967,399	100.0%

The following table shows the amortized cost of our performing and non-accrual debt investments as of December 31, 2017 and 2016:

	December 31, 2017		December 31, 2016
($ in thousands)	Amortized Cost	Percentage	Amortized Cost	Percentage
Performing	$2,305,126	100.0%	$959,768	100.0%
Non-accrual	—	—	—	—
Total	$2,305,126	100.0%	$959,768	100.0%

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

Sebago Lake LLC

Sebago Lake, a Delaware limited liability company, was formed as a joint venture between us and The Regents of the University of California (“Regents”) and commenced operations on June 20, 2017. Sebago Lake’s principal purpose is to make investments, primarily in senior secured loans that are made to middle-market companies or in broadly syndicated loans. Both us and Regents (the “Members”) have a 50% economic ownership in Sebago Lake. It is anticipated that each of the Members will contribute up to $100 million to Sebago Lake. As of December 31, 2017, each Member has funded $65.0 million of their $100 million subscriptions. Sebago Lake is managed by the Members, each of which have equal voting rights. Investment decisions must be approved by each of the Members.

We have determined that Sebago Lake is an investment company under Accounting Standards Codification (“ASC”) 946, however, in accordance with such guidance, we will generally not consolidate its investment in a company other than a wholly owned investment company subsidiary or a controlled operating company whose business consists of providing services to the Company. Accordingly, we do not consolidate our non-controlling interest in Sebago Lake.

During the period ended December 31, 2017, we sold our investment in three portfolio companies at fair value, as determined by an independent valuation firm, to Sebago Lake generating a realized gain of $0.5 million.

As of December 31, 2017, Sebago Lake had total investments in senior secured debt at fair value of $330.0 million. The determination of fair value is in accordance with ASC Topic 820; however, such fair value is not included in our Board’s valuation process. The following table is a summary of Sebago Lake’s portfolio as well as a listing of the portfolio investments in Sebago Lake’s portfolio as of December 31, 2017:

($ in thousands)	December 31, 2017
Total senior secured debt(1)	$332,499
Weighted average spread over LIBOR(1)	4.71%
Number of portfolio companies	12
Largest funded investment to a single borrower(1)	$46,646

________________

(1)	At par.

Sebago Lake's Portfolio as of December 31, 2017
Company(1)(2)(4)(5)	Investment	Interest	Maturity Date	Principal / Par	Amortized Cost(3)	Fair Value	Percentage of Members' Equity
Debt Investments
Aerospace and defense
AC&A Enterprises Holdings, LLC(8)	First lien senior secured loan	L + 5.50%	12/21/2023	$31,695	$31,062	$31,061	23.7%
AC&A Enterprises Holdings, LLC(9)(10)(12)	First lien senior secured delayed draw term loan	L + 5.50%	12/21/2023	-	(42)	(42)	-%
AC&A Enterprises Holdings, LLC(9)(10)(12)	First lien senior secured revolving loan	L + 5.50%	12/21/2022	-	(60)	(60)	-%
				31,695	30,960	30,959	23.7%
Distribution
FCX Holdings Corp.(6)	First lien senior secured loan	L + 4.25%	8/4/2020	26,626	26,501	26,493	20.2%
Sierra Acquisition, Inc(6)(13)	First lien senior secured loan	L + 4.25%	11/10/2024	20,000	19,912	20,160	15.4%
				46,626	46,413	46,653	35.6%
Education
SSH Group Holdings, Inc.(7)	First lien senior secured loan	L + 5.00%	10/2/2024	17,500	17,331	17,325	13.2%
Food and beverage
DecoPac, Inc.(7)	First lien senior secured loan	L + 4.25%	9/30/2024	21,214	21,116	21,108	16.1%
DecoPac, Inc.(7)(9)(12)	First lien senior secured revolving loan	L + 4.25%	9/29/2023	1,143	1,126	1,125	0.9%
Give & Go Prepared Foods Corp.(7)	First lien senior secured loan	L + 4.25%	7/29/2023	24,938	24,878	24,875	19.0%
Sovos Brands Intermediate, Inc.(7)	First lien senior secured loan	L + 4.50%	7/18/2024	43,135	41,899	41,927	32.0%
Sovos Brands Intermediate, Inc.(9)(10)(12)	First lien senior secured revolving loan	L + 4.50%	7/18/2022	-	(127)	(122)	(0.1)%
				90,430	88,892	88,913	67.9%
Healthcare equipment and services
Beaver-Visitec International Holdings, Inc.(7)	First lien senior secured loan	L + 5.00%	8/21/2023	46,646	46,201	46,179	35.2%
Covenant Surgical Partners, Inc.(7)	First lien senior secured loan	L + 4.75%	10/4/2024	23,077	23,023	23,021	17.5%
Covenant Surgical Partners, Inc.(7)(9)(12)	First lien senior secured delayed draw term loan	L + 4.75%	10/4/2024	1,277	1,260	1,260	1.0%
				71,000	70,484	70,460	53.7%

Sebago Lake's Portfolio as of December 31, 2017
Company(1)(2)(4)(5)	Investment	Interest	Maturity Date	Principal / Par	Amortized Cost(3)	Fair Value	Percentage of Members' Equity
Insurance
Worley Claims Services, LLC(6)	First lien senior secured loan	L + 5.50%	8/7/2022	17,248	17,098	17,095	13.0%
Worley Claims Services, LLC(9)(10)(11)(12)	First lien senior secured delayed draw term loan	L + 5.50%	2/7/2019	-	(35)	(38)	-%
				17,248	17,063	17,057	13.0%
Internet software and services
DigiCert, Inc.(7)(13)	First lien senior secured loan	L + 4.75%	10/31/2024	43,000	42,799	43,516	33.2%
Manufacturing
Blount International, Inc.(6)	First lien senior secured loan	L + 4.25%	4/12/2023	15,000	14,964	15,165	11.3%
Total Debt Investments				$332,499	$328,906	$330,048	251.6%
Total Investments				$332,499	$328,906	$330,048	251.6%

________________

(1)	Certain portfolio company investments are subject to contractual restrictions on sales.
(2)	Unless otherwise indicated, Sebago Lake’s portfolio companies are pledged as collateral supporting the amounts outstanding under Sebago Lake’s credit facility.
(3)	The amortized cost represents the original cost adjusted for the amortization of discounts and premiums, as applicable, on debt investments using the effective interest method.
(4)	Unless otherwise indicated, all investments are considered Level 3 investments.
(5)

Unless otherwise indicated, loan contains a variable rate structure, and may be subject to an interest rate floor. Variable rate loans bear interest at a rate that may be determined by reference to either the London Interbank Offered Rate (“LIBOR” or “L”) (which can include one-, two-, three- or six-month LIBOR) or an alternate base rate (which can include the Federal Funds Effective Rate or the Prime Rate), at the borrower’s option, and which reset periodically based on the terms of the loan agreement.

(6)	The interest rate on these loans is subject to 1 month LIBOR, which as of December 31, 2017 was 1.56%.
(7)	The interest rate on these loans is subject to 3 month LIBOR, which as of December 31, 2017 was 1.69%.
(8)	The interest rate on these loans is subject to 6 month LIBOR, which as of December 31, 2017 was 1.84%.
(9)	Position or portion thereof is an unfunded loan commitment.
(10)

The negative cost is the result of the capitalized discount being greater than the principal amount outstanding on the loan. The negative fair value is the result of the capitalized discount on the loan.

(11)	The date disclosed represents the commitment period of the unfunded term loan. Upon expiration of the commitment period, the funded portion of the term loan may be subject to a longer maturity date.
(12)	Investment is not pledged as collateral under Sebago Lake’s credit facility.
(13)	Level 2 investment.

Below is selected balance sheet information for Sebago Lake as of December 31, 2017:

($ in thousands)	December 31, 2017
Assets
Investments at fair value (amortized cost of $328,906)	$330,048
Cash	7,519
Interest receivable	1,300
Prepaid expenses and other assets	71
Total Assets	$338,938
Liabilities
Debt (net of unamortized debt issuance costs of $4,330)	$201,419
Loan origination and structuring fees payable	3,378
Distributions payable	250
Accrued expenses and other liabilities	2,692
Total Liabilities	207,739
Members' Equity
Members' Equity	131,199
Members' Equity	131,199
Total Liabilities and Members' Equity	$338,938

Below is selected statement of operations information for Sebago Lake for the period ended December 31, 2017:

Period Ended
($ in thousands)	December 31, 2017
Investment Income
Interest income	$6,755
Other income	84
Total Investment Income	6,839
Expenses
Initial organization	$108
Loan origination and structuring fee	3,378
Interest expense	2,716
Professional fees	387
Total Expenses	6,589
Net Investment Income	$250
Net Unrealized Gain on Investments
Net Unrealized Gain on Investments	1,142
Total Net Unrealized Gain on Investments	1,142
Net Increase in Members' Equity Resulting from Operations	$1,392

On August 9, 2017, Sebago Lake Financing LLC and SL Lending LLC, wholly-owned subsidiaries of Sebago Lake, entered into a credit facility with Goldman Sachs Bank USA. Goldman Sachs Bank USA serves as the sole lead arranger, syndication agent and administrative agent, and State Street Bank and Trust Company serves as the collateral administrator and agent. The credit facility includes a maximum borrowing capacity of $400 million. As of December 31, 2017, there was $205.7 million outstanding under the credit facility. For the period ended December 31, 2017, the components of interest expense were as follows:

($ in thousands)	Period Ended December 31, 2017
Interest expense	$2,434
Amortization of debt issuance costs	282
Total Interest Expense	$2,716
Average interest rate(1)	3.6%
Average daily borrowings(1)	$170,699

________________

(1)	Averages reflect the period from August 9, 2017, the date of agreement, through December 31, 2017.

Loan Origination and Structuring Fees

If the loan origination and structuring fees earned by Sebago Lake during a fiscal period exceed Sebago Lake’s expenses and other obligations (excluding financing costs), such excess is allocated to the Member(s) responsible for the origination of the loans pro rata in accordance with the total loan origination and structuring fees earned by Sebago Lake with respect to the loans originated by such Member; provided, that in no event will the amount allocated to a Member exceed 1% of the par value of the loans originated by such Member in any fiscal year. The loan origination and structuring fee is accrued quarterly and included in other income from controlled, affiliated investments on our Consolidated Statements of Operations and paid annually. For the period ended December 31, 2017, we accrued and received income based on loan origination and structuring fees of $3.4 million.

Results of Operations

The following table represents the operating results for the years ended December 31, 2017 and 2016. We were initially capitalized on March 1, 2016 and commenced operations on March 3, 2016.

	Years Ended December 31,
($ in millions)	2017	2016
Total Investment Income	$159.9	$28.8
Less: Expenses	65.9	19.4
Net Investment Income (Loss) Before Taxes	$94.0	$9.4
Less: Income taxes, including excise taxes	0.2	0.4
Net Investment Income (Loss) After Taxes	$93.8	$9.0
Net change in unrealized gain (loss)	9.2	7.6
Net realized gain (loss)	0.7	—
Net Increase (Decrease) in Net Assets Resulting from Operations	$103.7	$16.6

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

Investment Income

Investment income for the years ended December 31, 2017 and 2016 were as follows:

	Years Ended December 31,
($ in millions)	2017	2016
Interest from investments	$151.2	$27.9
Dividend income	0.1	—
Other income	8.6	0.9
Total investment income	$159.9	$28.8

Investment income increased to $159.9 million for the year ended December 31, 2017 from $28.8 million for the same period in prior year due to increase in interest income as a result of an increase in our investment portfolio, dividend income and other income earned during the year ended December 31, 2017.

Expenses

Expenses for the years ended December 31, 2017 and 2016 were as follows:

	Years Ended December 31,
($ in millions)	2017	2016
Initial organization	$—	$1.2
Interest expense	24.6	2.8
Management fee	31.1	9.2
Professional fees	5.4	3.0
Directors' fees	0.4	0.3
Other general and administrative	4.4	2.9
Total expenses	$65.9	$19.4

Under the terms of the Administration Agreement, we reimburse the Adviser for services performed for us. In addition, pursuant to the terms of the Administration Agreement, the Adviser may delegate its obligations under the Administration Agreement to an affiliate or to a third party and we reimburse the Adviser for any services performed for us by such affiliate or third party.

Total expenses increased to $65.9 million for the year ended December 31, 2017 from $19.4 million for the same period in prior year due to an increase in management fees, interest expense and other expenses of $21.9 million, $21.8 million and $4.0 million, respectively, partially offset by initial organization expenses incurred during the year ended December 31, 2016 of $1.2 million.

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

For the years ended December 31, 2017 and 2016, we recorded expenses of $0.2 million and $0.4 million, respectively, for U.S. federal excise tax.

Net Unrealized Gains (Losses) on Investments

We fair value our portfolio investments quarterly and any changes in fair value are recorded as unrealized gains or losses.  During the years ended December 31, 2017 and 2016, net unrealized gains (losses) on our investment portfolio were comprised of the following:

	Years Ended December 31,
($ in millions)	2017	2016
Net unrealized gain (loss) on investments	$9.2	$7.6
Net unrealized gain (loss) on investments	$9.2	$7.6

Net Realized Gains (Losses) on Investments

The realized gains and losses on fully exited and partially exited portfolio companies during the years ended December 31, 2017 and 2016 were comprised of the following:

	Years Ended December 31,
($ in millions)	2017	2016
Net realized gain (loss) on investments	0.7	$—
Net realized gain (loss) on investments	$0.7	$—

A portion of the realized gains and losses during the year ended December 31, 2017 is the result of our sale of three investments to Sebago Lake.

Realized Gross Internal Rate of Return

Since we began investing in 2016 through December 31, 2017, weighted by capital invested, our exited investments have generated an average realized gross internal rate of return to us of 11.6% (based on total capital invested of $311.5 million and total proceeds from these exited investments of $344.1 million). Eighty-six percent of these exited investments resulted in a realized gross internal rate of return (“IRR”) to us of 10% or greater.

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

Gross IRR, with respect to an investment, is calculated based on the dates that we invested capital and dates we received distributions, regardless of when we made distributions to our shareholders. Initial investments are assumed to occur at time zero.

Average gross IRR is the average of the gross IRR for each of our exited investments (each calculated as described above), weighted by the total capital invested for each of those investments.

Gross IRR reflects historical results relating to our past performance and is not necessarily indicative of our future results. In addition, gross IRR does not reflect the effect of management fees, expenses, incentive fees or taxes borne, or to be borne, by us or our shareholders, and would be lower if it did.

Average gross IRR on our exited investments reflects only invested and realized cash amounts as described above, and does not reflect any unrealized gains or losses in our portfolio.

Financial Condition, Liquidity and Capital Resources

Our liquidity and capital resources are generated primarily from the proceeds of capital drawdowns of our privately placed Capital Commitments, cash flows from interest, dividends and fees earned from our investments and principal repayments, our credit facilities and the issuance of the 2023 Notes. The primary uses of our cash is for (i) investments in portfolio companies and other investments and to comply with certain portfolio diversification requirements, (ii) the cost of operations (including paying our Adviser), (iii) debt service, repayment and other financing costs of any borrowings and (iv) cash distributions to the holders of our shares.

We may from time to time enter into additional debt facilities, increase the size of our existing credit facilities or issue additional debt securities. Any such incurrence or issuance would be subject to prevailing market conditions, our liquidity requirements, contractual and regulatory restrictions and other factors. In accordance with the 1940 Act, with certain limited exceptions, we are only allowed to incur borrowings, issue debt securities or issue preferred stock, if immediately after the borrowing or issuance, the ratio of total assets (less total liabilities other than indebtedness) to total indebtedness plus preferred stock, is at least 200%. As of December 31, 2017 and 2016, our asset coverage ratio was 258% and 237%, respectively. We seek to carefully consider our unfunded commitments for the purpose of planning our ongoing financial leverage. Further, we maintain sufficient borrowing capacity within the 200% asset coverage limitation to cover any outstanding unfunded commitments we are required to fund.

Cash and restricted cash as of December 31, 2017, taken together with our uncalled Capital Commitments of $3.7 billion, is expected to be sufficient for our investing activities and to conduct our operations in the near term. As of December 31, 2017, we had $914.2 million available under our credit facilities.

As of December 31, 2017, we had $20.1 million in cash and restricted cash. During the year ended December 31, 2017, we used $1,334.7 million in cash for operating activities, primarily as a result of funding portfolio investments of $1,944.6 million, partially offset by sell downs of $542.8 million and other operating activity of $67.1 million. Lastly, cash provided by financing activities was $1,145.4 million during the period, which was the result of proceeds from net borrowings on our credit facilities, net of debt issuance costs, of $424.9 million and proceeds from the issuance of shares, net of offering costs paid, of $748.6 million, partially offset by distributions paid of $28.1 million.

As of December 31, 2016, we had $209.4 million in cash. During the year ended December 31, 2016, we used $945.0 million in cash for operating activities, primarily as a result of funding portfolio investments of $1,117.4 million, partially offset by sell downs and paydowns of $158.5 million and other operating activity of $13.9 million. Lastly, cash provided by financing activities was $1,154.4 million during the period, which was the result of proceeds from net borrowings on our credit facilities, net of debt issuance costs, of $491.5 million and proceeds from the issuance of shares, net of offering costs paid, of $664.3 million, partially offset by distributions paid of $1.4 million.

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

During the year ended December 31, 2017, we delivered the following capital call notices to our investors:

Capital Drawdown Notice Date	Common Share Issuance Date	Number of Common Shares Issued	Aggregate Offering Price ($ in millions)
April 14, 2017	April 28, 2017	6,600,659	$100.0
May 11, 2017	May 24, 2017	8,350,033	125.0
May 26, 2017	June 9, 2017	9,966,777	150.0
August 23, 2017	September 6, 2017	3,297,331	50.0
September 15, 2017	September 28, 2017	9,813,875	149.9
November 1, 2017	November 15, 2017	11,527,619	175.0
Total		49,556,294	$749.9

During the year ended December 31, 2016, we delivered the following capital call notices to our investors:

Capital Drawdown Notice Date	Common Share Issuance Date	Number of Common Shares Issued	Aggregate Offering Price ($ in millions)
March 17, 2016	March 30, 2016	3,333,344	$50.0
March 30, 2016	April 12, 2016	17,214	0.3
May 26, 2016	June 10, 2016	20,979,021	300.0
June 16, 2016	June 29, 2016	5,244,760	75.0
September 16, 2016	September 29, 2016	2,751,029	40.0
December 13, 2016	December 27, 2016	13,457,603	200.0
Total		45,782,971	$665.3

Distributions

The following table reflects the distributions declared on shares of our common stock during the year ended December 31, 2017:

	December 31, 2017
Date Declared	Record Date	Payment Date	Distribution per Share
March 7, 2017	March 7, 2017	March 15, 2017	$0.19
May 9, 2017	May 9, 2017	May 15, 2017	$0.24
August 8, 2017	August 8, 2017	August 15, 2017	$0.26
November 7, 2017	November 7, 2017	November 14, 2017	$0.32
November 7, 2017	December 31, 2017	January 31, 2018	$0.34

The following table reflects the distribution declared on shares of our common stock during the year ended December 31, 2016:

	December 31, 2016
Date Declared	Record Date	Payment Date	Distribution per Share
November 8, 2016	November 15, 2016	November 30, 2016	$0.06

On March 2, 2018, our Board declared a distribution of 90% of our estimated first quarter taxable income for shareholders of record on March 31, 2018, payable on April 30, 2018.

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

The following table reflects the common stock issued pursuant to the dividend reinvestment plan during year ended December 31, 2017:

Date Declared	Record Date	Payment Date	Shares
March 7, 2017	March 7, 2017	March 15, 2017	270,178
May 9, 2017	May 9, 2017	May 15, 2017	504,892
August 8, 2017	August 8, 2017	August 15, 2017	776,833
November 7, 2017	November 7, 2017	November 14, 2017	1,018,085

The following table reflects the common stock issued pursuant to the dividend reinvestment plan during the year ended December 31, 2016:

Date Declared	Record Date	Payment Date	Shares
November 8, 2016	November 15, 2016	November 30, 2016	50,242

Repurchase Offers

On March 15, 2017, we offered to repurchase up to $50 million of issued and outstanding shares of common stock at a purchase price of $15.09 per share. The offer to repurchase expired on April 11, 2017 and no shares were repurchased. We will not affect any other repurchase prior to the earlier of (i) an Exchange Listing and (ii) such time as all of the Capital Commitments have been fully drawn down.

Debt

Aggregate Borrowings

Debt obligations consisted of the following as of December 31, 2017 and 2016:

	December 31, 2017
($ in thousands)	Aggregate Principal Committed	Outstanding Principal	Amount Available(1)	Net Carrying Value(2)
Subscription Credit Facility(3)	$900,000	$393,500	$502,711	$390,415
Revolving Credit Facility	400,000	—	400,000	(3,044)
SPV Asset Facility	400,000	400,000	—	395,463
2023 Notes(4)	150,000	138,500	11,500	136,598
Total Debt	$1,850,000	$932,000	$914,211	$919,432

________________

(1)	The amount available reflects any limitations related to each credit facility’s borrowing base.
(2)

The carrying value of the Company’s Subscription Credit Facility, Revolving Credit Facility, SPV Asset Facility and the 2023 Notes are presented net of deferred financing costs of $3.1 million, $3.0 million, $4.6 million, and $1.9 million respectively.

(3)	The amount available is reduced by $3.8 million of outstanding letters of credit.
(4)	Amounts available were issued on January 30, 2018.

	December 31, 2016
($ in thousands)	Aggregate Principal Committed	Outstanding Principal	Amount Available(1)	Net Carrying Value(2)
Subscription Credit Facility	$500,000	$495,000	$5,000	$491,906
Total Debt	$500,000	$495,000	$5,000	$491,906

________________

(1)	The amount available reflects any limitations related to each credit facility’s borrowing base.
(2)	The carrying value of our Subscription Credit Facility is presented net of deferred financing costs of $3.1 million.

For the years ended December 31, 2017 and 2016, the components of interest expense were as follows:

	Years Ended December 31,
($ in thousands)	2017	2016
Interest expense	$21,964	$2,342
Amortization of debt issuance costs	2,616	416
Total Interest Expense	$24,580	$2,758
Average interest rate	2.85%	2.31%
Average daily borrowings	$688,321	$222,810

Subscription Credit Facility

On August 1, 2016, we entered into a subscription credit facility (the “Original Subscription Credit Facility”) with Wells Fargo Bank, National Association (“Wells Fargo”), as administrative agent (the “Subscription Credit Facility Administrative Agent”) and letter of credit issuer, and Wells Fargo, State Street Bank and Trust Company and the banks and financial institutions from time to time party thereto, as lenders.

The Original Subscription Credit Facility permitted us to borrow up to $250 million, subject to availability under the “Borrowing Base”. The Borrowing Base is calculated based on the unused Capital Commitments of the investors meeting various eligibility requirements above certain concentration limits based on investors’ credit ratings. The Original Subscription Credit Facility also included a provision permitting us to increase the size of the facility on or before August 1, 2017 up to a maximum principal amount not exceeding $500 million, subject to customary conditions, and included a further provision permitting us to increase the size of the facility under certain circumstances up to a maximum principal amount not exceeding $750 million, if the existing or new lenders agreed to commit to such further increase.

On September 14, 2016 we increased the size of the facility to a total of $300 million. On September 26, 2016 we increased the size of the facility to a total of $500 million. On January 4, 2017, we increased the size of the facility to a total of $575 million. On March 13, 2017, we increased the size of the facility to a total of $700 million.

On November 2, 2017, we amended the Original Subscription Credit Facility pursuant to a first amendment to revolving credit agreement (the “First Amendment” and the Original Subscription Credit Facility, as amended, the “Subscription Credit Facility”), which, among other things: (i) increased the size of the facility to a total of $750 million and (ii) amended the accordion feature to permit the Company to increase the commitments under the Subscription Credit Facility under certain circumstances up to a maximum principal amount of $900 million, if the existing or new lenders agreed to commit to such further increase. On November 2, 2017, we temporarily increased the size of the facility to $850 million. On December 1, 2017, we increased the size of the Subscription Credit Facility to a total of $900 million.

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

The Subscription Credit Facility will mature upon the earliest of (i) the date three (3) years from August 1, 2016; (ii) the date upon which the Subscription Credit Facility Administrative Agent declares the obligations under the Subscription Credit Facility due and payable after the occurrence of an event of default; (iii) forty-five (45) days prior to the scheduled termination of the commitment period under our Subscription Agreements (as defined below); (iv) forty-five (45) days prior to the date of any listing of our common stock on a national securities exchange; (v) the termination of the commitment period under our Subscription Agreements (if earlier than the scheduled date); and (vi) the date we terminate the commitments pursuant to the Subscription Credit Facility.

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

Revolving Credit Facility

On February 1, 2017, we entered into a senior secured revolving credit agreement (the “Revolving Credit Facility”). The parties to the Revolving Credit Facility include us, as Borrower, the lenders from time to time parties thereto (each a “Revolving Credit Facility Lender” and collectively, the “Revolving Credit Facility Lenders”) and SunTrust Robinson Humphrey, Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated as Joint Lead Arrangers and Joint Book Runners, SunTrust Bank as administrative agent (“Revolving Credit Facility Administrative Agent”) and Bank of America, N.A. as Syndication Agent.

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

The availability period under the Revolving Credit Facility will terminate on January 31, 2020 (“Revolving Credit Facility Commitment Termination Date”) and the Revolving Credit Facility will mature on February 1, 2021 (“Revolving Credit Facility Maturity Date”). During the period from the Revolving Credit Facility Commitment Termination Date to the Revolving Credit Facility Maturity Date, we will be obligated to make mandatory prepayments under the Revolving Credit Facility out of the proceeds of certain asset sales and other recovery events and equity and debt issuances.

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

SPV Asset Facility

On December 21, 2017 (the “SPV Asset Facility Closing Date”), ORCC Financing LLC (“ORCC Financing”), a Delaware limited liability company and newly formed subsidiary of the Company, entered into a Loan and Servicing Agreement (the “SPV Asset Facility”), with ORCC Financing as Borrower, us as Transferor and Servicer, the lenders from time to time parties thereto (the “SPV Asset Facility Lenders”), Morgan Stanley Asset Funding Inc. as administrative agent (“SPV Asset Facility Administrative Agent”), State Street Bank and Trust Company as Collateral Agent and Cortland Capital Market Services LLC as Collateral Custodian.

From time to time, we expect to sell and contribute certain investments to ORCC Financing pursuant to a Sale and Contribution Agreement by and between us and ORCC Financing. No gain or loss will be recognized as a result of the contribution. Proceeds from the SPV Asset Facility will be used to finance the origination and acquisition of eligible assets by ORCC Financing, including the purchase of such assets from us. We retain a residual interest in assets contributed to or acquired by ORCC Financing through our ownership of ORCC Financing. The maximum principal amount of the SPV Asset Facility is $400 million; the availability of this amount is subject to a borrowing base test, which is based on the value of ORCC Financing’s assets from time to time, and satisfaction of certain conditions, including certain concentration limits.

The SPV Asset Facility provides for the ability to draw and redraw amounts under the SPV Asset Facility for a period of up to three years after the SPV Asset Facility Closing Date (the “SPV Asset Facility Commitment Termination Date”). Unless otherwise terminated, the SPV Asset Facility will mature on December 21, 2022 (the “SPV Asset Facility Maturity Date”).  Prior to the SPV Asset Facility Maturity Date, proceeds received by ORCC Financing from principal and interest, dividends, or fees on assets must be used to pay fees, expenses and interest on outstanding borrowings, and the excess may be returned to the Company, subject to certain conditions. On the SPV Asset Facility Maturity Date, ORCC Financing must pay in full all outstanding fees and expenses and all principal and interest on outstanding borrowings, and the excess may be returned to us.

Amounts drawn will bear interest at LIBOR plus a spread of 2.25% until the six-month anniversary of the SPV Asset Facility Closing Date, increasing to 2.50% thereafter, until the Commitment Termination Date.  After the SPV Asset Facility Commitment Termination Date, amounts drawn will bear interest at LIBOR plus a spread of 2.75%, increasing to 3.00% on the first anniversary of the SPV Asset Facility Commitment Termination Date. After a ramp-up period, there is an unused fee of 0.75% per annum on the amount, if any, by which the undrawn amount under the SPV Asset Facility exceeds 25% of the maximum principal amount of the SPV Asset Facility. The SPV Asset Facility contains customary covenants, including certain financial maintenance covenants, limitations on the activities of ORCC Financing, including limitations on incurrence of incremental indebtedness, and customary events of default. The SPV Asset Facility is secured by a perfected first priority security interest in the assets of ORCC Financing and on any payments received by ORCC Financing in respect of those assets. Assets pledged to the Lenders will not be available to pay our debts. Borrowings of ORCC Financing are considered our borrowings for purposes of complying with the asset coverage requirements under the 1940 Act.

Unsecured Notes

2023 Notes

On December 21, 2017, we entered into a Note Purchase Agreement governing the issuance of $150 million in aggregate principal amount of senior unsecured notes (the “2023 Notes”) to institutional investors in a private placement. The issuance of $138.5 million of the 2023 Notes occurred on December 21, 2017, and $11.5 million of the 2023 Notes were issued in January 2018.  The 2023 Notes have a fixed interest rate of 4.75% and are due on June 21, 2023. Interest on the 2023 Notes will be due semiannually. This interest rate is subject to increase (up to a maximum interest rate of 5.50%) in the event that, subject to certain exceptions, the 2023 Notes cease to have an investment grade rating. We are obligated to offer to repay the 2023 Notes at par if certain change in control events occur. The 2023 Notes are general unsecured obligations of us that rank pari passu with all outstanding and future unsecured unsubordinated indebtedness issued by us.

The Note Purchase Agreement for the 2023 Notes contains customary terms and conditions for senior unsecured notes issued in a private placement, including, without limitation, affirmative and negative covenants such as information reporting, maintenance of our status as a BDC within the meaning of the 1940 Act and a RIC under the Code, minimum shareholders equity, minimum asset coverage ratio and prohibitions on certain fundamental changes at us or any subsidiary guarantor, as well as customary events of default with customary cure and notice, including, without limitation, nonpayment, misrepresentation in a material respect, breach of covenant, cross-default under other indebtedness of us or certain significant subsidiaries, certain judgments and orders, and certain events of bankruptcy.

The 2023 Notes were offered in reliance on Section 4(a)(2) of the Securities Act. The 2023 Notes have not been registered under the Securities Act or any state securities laws and, unless so registered, may not be offered or sold in the United States except pursuant to an exemption from, or in a transaction not subject to, the registration requirements of the Securities Act as applicable.

In connection with the offering of the 2023 Notes, on December 21, 2017 we entered into an interest rate swap to continue to align the interest rates of our liabilities with our investment portfolio, which consists predominately of floating rate loans.  The notional amount of the interest rate swap is $150 million. We will receive fixed rate interest at 4.75% and pay variable rate interest based on the 1-month LIBOR plus 2.545%. The interest rate swap matures on December 21, 2021. Pursuant to ASC 815 Derivatives and Hedging, the interest expense related to the 2023 Notes is offset by proceeds received from the interest rate swap. The swap adjusted interest expense is included as a component of interest expense in our Consolidated Statements of Operations.

Off-Balance Sheet Arrangements

Portfolio Company Commitments

From time to time, we may enter into commitments to fund investments. As of December 31, 2017 and 2016, we had the following outstanding commitments to fund investments in current portfolio companies:

Portfolio Company	Investment	December 31, 2017	December 31, 2016
($ in thousands)
Accela, Inc.	First lien senior secured revolving loan	$4,245	$—
Discovery DJ Services, LLC (dba Discovery Midstream Partners)	First lien senior secured revolving loan	2,760	—
Discovery DJ Services, LLC (dba Discovery Midstream Partners)	First lien senior secured delayed draw term loan	30,359	—
GC Agile Holdings Limited (dba Apex Fund Services)	First lien senior secured multi draw term loan	7,782	—
GC Agile Holdings Limited (dba Apex Fund Services)	First lien senior secured revolving loan	1,946	—
Ideal Tridon Holdings, Inc.	First lien senior secured revolving loan	3,857	—
Lytx, Inc.	First lien senior secured revolving loan	2,013	—
NMI Acquisitionco, Inc. (dba Network Merchants)	First lien senior secured revolving loan	646	—
PetVet Care Centers, LLC	First lien senior secured delayed draw term loan	4,981	—
QC Supply, LLC	First lien senior secured delayed draw term loan	14,078	16,563
QC Supply, LLC	First lien senior secured revolving loan	2,981	3,809
SABA Software, Inc.	First lien senior secured revolving loan	4,950	—
TC Holdings, LLC (dba TrialCard)	First lien senior secured delayed draw term loan	24,248	—
TC Holdings, LLC (dba TrialCard)	First lien senior secured revolving loan	5,034	—
Trader Interactive, LLC (fka Dominion Web Solutions, LLC)	First lien senior secured revolving loan	5,769	—
Troon Golf, L.L.C.	First lien senior secured revolving loan	14,426	—
Total Portfolio Company Commitments		$130,075	$20,372

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

Other Commitments and Contingencies

As of December 31, 2017, we had $5.1 billion in total Capital Commitments from investors ($3.7 billion undrawn), of which $112.4 million is from executives of our Adviser ($63.5 million undrawn). These undrawn Capital Commitments will no longer remain in effect following the completion of an initial public offering of the Company’s common stock. Subsequent to December 31,

2017, we entered into $0.4 billion of Subscription Agreements with investors, which increased total Capital Commitments to $5.5 billion ($4.2 billion undrawn).

As of December 31, 2016, we had $2.3 billion in total Capital Commitments from investors ($1.6 billion undrawn), of which $112.4 million is from executives of the Adviser ($63.8 million undrawn). These undrawn Capital Commitments will no longer remain in effect following the completion of an initial public offering of the Company’s common stock.

From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of its business. At December 31, 2017, management is not aware of any pending or threatened litigation.

2023 Notes

As of December 31, 2017, $11.5 million of the 2023 Notes remained outstanding.

Contractual Obligations

A summary of our contractual payment obligations under our credit facilities as of December 31, 2017, is as follows:

	Payments Due by Period
($ in millions)	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
Subscription Credit Facility	$393.5	$—	$393.5	$—	$—
Revolving Credit Facility	—	—	—	—	—
SPV Asset Facility	400.0	—	—	400.0	—
2023 Notes	138.5	—	—	—	138.5
Total Contractual Obligations	$932.0	$—	$393.5	$400.0	$138.5

Related-Party Transactions

We have entered into a number of business relationships with affiliated or related parties, including the following:

•	the Investment Advisory Agreement;
•	the Administration Agreement; and
•	the License Agreement.

In addition to the aforementioned agreements, we, our Adviser and certain of our Adviser’s affiliates have been granted exemptive relief by the SEC to co-invest with other funds managed by our Adviser or its affiliates, including Owl Rock Capital Corporation II, in a manner consistent with our investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors. See “ITEM 8. – Notes to Consolidated Financial Statements – Note 3. Agreements and Related Party Transactions” for further details.

We invest together with Regents through Sebago Lake, a controlled affiliated investment as defined in the 1940 Act. See “ITEM 8. – Notes to Consolidated Financial Statements – Note 4. Investments – Sebago Lake LLC” for further details.

Critical Accounting Policies

The preparation of the consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Changes in the economic environment, financial markets, and any other parameters used in determining such estimates could cause actual results to differ.  Our critical accounting policies should be read in connection with our risk factors as described in “ITEM 1A. RISK FACTORS.”

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

Amounts not distributed on a timely basis in accordance with a calendar year distribution requirement are subject to a nondeductible 4% U.S. federal excise tax payable by us. We may be subject to a nondeductible 4% U.S. federal excise tax if we do not distribute (or are treated as distributing) during each calendar year an amount at least equal to the sum of:

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

Income Taxes

We have elected to be treated as a BDC under the 1940 Act. We have also elected to be treated as a RIC under the Code beginning with the taxable year ending December 31, 2016. So long as we maintain our tax treatment as a RIC, we generally will not pay corporate-level U.S. federal income taxes on any ordinary income or capital gains that we distribute at least annually to our shareholders as distributions. Rather, any tax liability related to income earned and distributed by us represents obligations of our investors and will not be reflected in our consolidated financial statements.

We evaluate tax positions taken or expected to be taken in the course of preparing our consolidated financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions not deemed to meet the “more-likely-than-not” threshold are reserved and recorded as a tax benefit or expense in the current year. All penalties and interest associated with income taxes are included in income tax expense. Conclusions regarding tax positions are subject to review and may be adjusted at a later date based on factors including, but not limited to, on-going analyses of tax laws, regulations and interpretations thereof. There were no material uncertain income tax positions through December 31, 2017. The 2015 and 2016 tax years remain subject to examination by U.S. federal, state and local tax authorities.

To qualify as a RIC, we must, among other things, meet certain source-of-income and asset diversification requirements. In addition, to qualify for RIC tax treatment, we must distribute to our shareholders, for each taxable year, at least 90% of our “investment company taxable income” for that year, which is generally our ordinary income plus the excess of our realized net short-term capital gains over our realized net long-term capital losses. In order for us to not be subject to U.S. federal excise taxes, we must distribute annually an amount at least equal to the sum of (i) 98% of its net ordinary income (taking into account certain deferrals and elections) for the calendar year, (ii) 98.2% of its capital gains in excess of capital losses for the one-year period ending on October 31 of the calendar year and (iii) any net ordinary income and capital gains in excess of capital losses for preceding years that were not distributed during such years. We, at our discretion, may carry forward taxable income in excess of calendar year dividends and pay a 4% nondeductible U.S. excise tax on this income.

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

As of December 31, 2017, 98.4% of the debt investments based on fair value in our portfolio were at floating rates.

Based on our Consolidated Statements of Assets and Liabilities as of December 31, 2017, the following table shows the annualized impact on net income of hypothetical base rate changes in interest rates on our debt investments (considering interest rate floors for floating rate instruments) assuming each floating rate investment is subject to 3-month LIBOR and there are no changes in our investment and borrowing structure.

($ in millions)	Interest Income	Interest Expense	Net Income
Up 300 basis points	$69.3	$28.3	$41.0
Up 200 basis points	$46.2	$18.9	$27.3
Up 100 basis points	$23.1	$9.4	$13.7
Down 25 basis points	$(5.8)	$(2.4)	$(3.4)

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

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors
Owl Rock Capital Corporation:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated statements of assets and liabilities of Owl Rock Capital Corporation (and subsidiaries) (the Company), including the consolidated schedules of investments, as of December 31, 2017 and 2016, the related consolidated statements of operations, changes in net assets, and cash flows for each of the years in the two‑year period ended December 31, 2017, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the years in the two‑year period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Such procedures also included confirmation of securities owned as of December 31, 2017 and 2016, by correspondence with custodians, portfolio companies or agents. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ KPMG LLP

We have served as the Company’s auditor since 2016.

New York, New York
March 2, 2018

Owl Rock Capital Corporation

Consolidated Statements of Assets and Liabilities

(Amounts in thousands, except share and per share amounts)

	December 31, 2017	December 31, 2016
Assets
Investments at fair value
Non-controlled/non-affiliated company investments (amortized cost of $2,307,886 and $959,768, respectively)	$2,324,157	$967,399
Controlled affiliated company investments (amortized cost of $65,028 and $0, respectively)	65,599	—
Total investments at fair value (amortized cost of $2,372,914 and $959,768, respectively)	2,389,756	967,399
Cash (restricted cash of $2,638 and $0, respectively)	20,071	209,353
Receivable for investments sold	19,900	—
Interest receivable	8,984	3,349
Receivable from a controlled affiliate	3,503	—
Prepaid expenses and other assets	1,333	723
Total Assets	$2,443,547	$1,180,824
Liabilities
Debt (net of unamortized debt issuance costs of $12,568 and $3,094, respectively)	$919,432	$491,906
Management fee payable	11,152	4,565
Distribution payable	33,545	—
Payables to affiliates	2,330	1,860
Accrued expenses and other liabilities	4,509	1,968
Total Liabilities	970,968	500,299
Commitments and contingencies (Note 7)
Net Assets
Common shares $0.01 par value, 500,000,000 shares authorized; 97,959,595 and 45,833,313 shares issued and outstanding, respectively	980	458
Additional paid-in-capital	1,451,886	664,554
Accumulated undistributed net investment income	1,197	7,882
Net unrealized gain (loss) on investments	16,842	7,631
Undistributed net realized gains (losses)	1,674	—
Total Net Assets	1,472,579	680,525
Total Liabilities and Net Assets	$2,443,547	$1,180,824
Net Asset Value Per Share	$15.03	$14.85

The accompanying notes are an integral part of these consolidated financial statements.

Owl Rock Capital Corporation

Consolidated Statements of Operations

(Amounts in thousands, except share and per share amounts)

	Years Ended December 31,
	2017	2016
Investment Income
Investment income from non-controlled, non-affiliated investments:
Interest income	$151,246	$27,939
Other income	5,130	865
Total investment income from non-controlled, non-affiliated investments	156,376	28,804
Investment income from controlled, affiliated investments:
Dividend income	125	—
Other income	3,378	—
Total investment income from controlled, affiliated investments	3,503	—
Total Investment Income	159,879	28,804
Expenses
Initial organization	—	1,224
Interest expense	24,580	2,758
Management fee	31,062	9,238
Professional fees	5,430	3,029
Directors' fees	387	315
Other general and administrative	4,472	2,882
Total Expenses	65,931	19,446
Net Investment Income (Loss) Before Taxes	93,948	9,358
Excise tax expense	158	352
Net Investment Income (Loss) After Taxes	$93,790	$9,006
Net Realized and Unrealized Gain (Loss) on Investments
Net change in unrealized gain (loss):
Non-controlled, non-affiliated investments	$8,640	7,631
Controlled affiliated investments	571	—
Total Net Change in Unrealized Gain (Loss)	9,211	7,631
Net realized gain (loss):
Non-controlled, non-affiliated investments	739	—
Total Net Realized Gain (Loss)	739	—
Total Net Realized and Unrealized Gain (Loss) on Investments	9,950	7,631
Net Increase (Decrease) in Net Assets Resulting from Operations	$103,740	$16,637
Earnings Per Share - Basic and Diluted	$1.55	$0.78
Weighted Average Shares Outstanding - Basic and Diluted	67,082,905	21,345,191

The accompanying notes are an integral part of these consolidated financial statements.

Owl Rock Capital Corporation

Consolidated Schedules of Investments

As of December 31, 2017

(Amounts in thousands, except share amounts)

Company(1)(14)	Investment	Interest	Maturity Date	Principal / Par	Amortized Cost(3)	Fair Value	Percentage of Net Assets
Non-controlled/non-affiliated company investments(2)
Debt Investments
Advertising and media
PAK Acquisition Corporation (dba Valpak)(4)(6)	First lien senior secured loan	L + 8.00%	6/30/2022	$77,900	$76,573	$78,290	5.3%
Aerospace and defense
Vencore, Inc.(4)(6)	Second lien senior secured loan	L + 8.75%	5/23/2020	50,000	49,347	50,500	3.4%
Buildings and real estate
DTZ U.S. Borrower, LLC (dba Cushman & Wakefield)(4)(6)	Second lien senior secured loan	L + 7.75%	11/4/2022	125,000	123,864	123,750	8.3%
Business services
Access Information(4)(5)(16)	First lien senior secured loan	L + 5.00%	10/17/2021	39,593	39,276	39,830	2.7%
Access Information(4)(5)	Second lien senior secured loan	L + 8.75%	10/17/2022	20,000	19,265	19,500	1.3%
CIBT Global, Inc. (4)(6)	Second lien senior secured loan	L + 7.75%	6/1/2025	49,000	47,854	48,020	3.3%
GC Agile Holdings Limited (dba Apex Fund Services)(4)(6)(13)	First lien senior secured loan	L + 6.50%	8/29/2023	38,426	37,692	37,657	2.6%
GC Agile Holdings Limited (dba Apex Fund Services)(4)(10)(11)(12)(13)	First lien senior secured multi draw term loan	L + 6.50%	8/29/2019	-	(147)	(156)	-%
GC Agile Holdings Limited (dba Apex Fund Services)(4)(10)(11)(13)	First lien senior secured revolving loan	L + 6.50%	8/29/2023	-	(37)	(39)	-%
Vestcom Parent Holdings, Inc.(4)(5)	Second lien senior secured loan	L + 8.50%	6/19/2024	65,000	64,123	64,675	4.4%
				212,019	208,026	209,487	14.3%
Consumer products
Feradyne Outdoors, LLC(4)(6)	First lien senior secured loan	L + 6.25%	5/25/2023	114,923	113,641	113,486	7.7%
Containers and packaging
Ring Container Technologies Group, LLC(4)(5)	Second lien senior secured loan	L + 7.50%	10/31/2025	55,000	53,917	53,900	3.7%
Distribution
ABB/Con-cise Optical Group LLC(4)(6)	First lien senior secured loan	L + 5.00%	6/15/2023	59,698	59,842	59,698	4.1%
ABB/Con-cise Optical Group LLC(4)(6)	Second lien senior secured loan	L + 9.00%	6/17/2024	25,000	24,350	24,750	1.7%
Dade Paper & Bag, LLC (dba Imperial-Dade)(4)(5)	First lien senior secured loan	L + 7.50%	6/9/2024	33,333	32,727	32,833	2.2%
JM Swank, LLC(4)(6)	First lien senior secured loan	L + 7.50%	7/25/2022	74,575	73,374	75,321	5.1%
Medical Specialties Distributors, LLC(4)(6)	First lien senior secured loan	L + 5.75%	12/6/2022	96,113	95,279	96,113	6.5%

Owl Rock Capital Corporation

Consolidated Schedules of Investments

As of December 31, 2017

(Amounts in thousands, except share amounts)

Company(1)(14)	Investment	Interest	Maturity Date	Principal / Par	Amortized Cost(3)	Fair Value	Percentage of Net Assets
QC Supply, LLC(4)(5)	First lien senior secured loan	L + 6.00%	12/29/2022	26,235	25,672	25,973	1.8%
QC Supply, LLC(4)(5)(10)(12)	First lien senior secured delayed draw term loan	L + 6.00%	12/29/2018	2,484	2,282	2,319	0.2%
QC Supply, LLC(4)(5)(10)	First lien senior secured revolving loan	L + 6.00%	12/29/2021	1,988	1,888	1,938	0.1%
				319,426	315,414	318,945	21.7%
Energy equipment and services
Keane Group Holdings, LLC(4)(6)(13)	First lien senior secured loan	L + 7.25%	8/18/2022	124,126	122,367	124,747	8.4%
Liberty Oilfield Services LLC(4)(5)	First lien senior secured loan	L + 7.63%	9/19/2022	22,194	21,810	22,194	1.5%
				146,320	144,177	146,941	9.9%
Financial services
Cardinal US Holdings, Inc.(4)(7)(13)	First lien senior secured loan	L + 5.00%	7/31/2023	64,339	59,941	59,835	4.1%
NMI Acquisitionco, Inc. (dba Network Merchants)(4)(6)	First lien senior secured loan	L + 6.75%	9/6/2022	25,789	25,165	25,144	1.7%
NMI Acquisitionco, Inc. (dba Network Merchants)(4)(10)(11)	First lien senior secured revolving loan	L + 6.75%	9/6/2022	-	(16)	(16)	-%
				90,128	85,090	84,963	5.8%
Food and beverage
Give and Go Prepared Foods Corp.(4)(6)(13)	Second lien senior secured loan	L + 8.50%	1/29/2024	42,000	41,597	41,580	2.8%
Recipe Acquisition Corp. (dba Roland Corporation)(4)(6)	Second lien senior secured loan	L + 9.00%	12/1/2022	32,000	31,486	32,000	2.2%
Tall Tree Foods, Inc.(4)(5)	First lien senior secured loan	L + 7.25%	8/12/2022	58,750	58,037	57,869	3.9%
				132,750	131,120	131,449	8.9%
Healthcare providers and services
Geodigm Corporation (dba National Dentex)(4)(6)(18)	First lien senior secured loan	L + 6.54%	12/1/2021	78,627	77,910	78,234	5.3%
PetVet Care Centers, LLC(4)(6)	First lien senior secured loan	L + 6.00%	6/8/2023	31,203	30,917	31,203	2.1%
PetVet Care Centers, LLC(4)(6)(10)(12)	First lien senior secured delayed draw term loan	L + 6.00%	6/8/2019	9,702	9,569	9,702	0.7%
PetVet Care Centers, LLC(4)(8)(10)	First lien senior secured revolving loan	P + 5.00%	6/8/2023	2,940	2,913	2,940	0.2%
TC Holdings, LLC (dba TrialCard)(4)(5)	First lien senior secured loan	L + 4.50%	11/14/2023	62,220	60,874	60,845	4.1%
TC Holdings, LLC (dba TrialCard)(4)(10)(11)(12)	First lien senior secured delayed draw term loan	L + 4.50%	6/30/2019	-	(523)	(536)	-%
TC Holdings, LLC (dba TrialCard)(4)(10)(11)	First lien senior secured revolving loan	L + 4.50%	11/14/2022	-	(108)	(111)	-%
				184,692	181,552	182,277	12.4%

Owl Rock Capital Corporation

Consolidated Schedules of Investments

As of December 31, 2017

(Amounts in thousands, except share amounts)

Company(1)(14)	Investment	Interest	Maturity Date	Principal / Par	Amortized Cost(3)	Fair Value	Percentage of Net Assets
Household products
Hayward Industries, Inc.(4)(5)	Second lien senior secured loan	L + 8.25%	8/4/2025	72,500	71,102	71,413	4.8%
Human resource support services
SABA Software, Inc.(4)(6)	First lien senior secured loan	L + 5.50%	5/1/2023	44,824	44,331	44,600	3.0%
SABA Software, Inc.(4)(10)(11)	First lien senior secured revolving loan	L + 5.50%	5/1/2023	-	(55)	(25)	-%
				44,824	44,276	44,575	3.0%
Infrastructure and environmental services
FR Arsenal Holdings II Corp. (dba Applied-Cleveland Holdings, Inc.)(4)(6)	First lien senior secured loan	L + 7.25%	9/8/2022	74,112	72,878	74,483	5.1%
Insurance
CD&R TZ Purchaser, Inc. (dba Tranzact)(4)(6)	First lien senior secured loan	L + 6.00%	7/21/2023	34,563	32,814	33,871	2.3%
Internet software and services
Accela, Inc.(4)(6)	First lien senior secured loan	L + 6.25%	9/28/2023	53,865	52,565	52,518	3.6%
Accela, Inc.(4)(8)(10)	First lien senior secured revolving loan	P + 5.25%	9/28/2023	1,755	1,612	1,605	0.1%
Infoblox Inc.(4)(5)	Second lien senior secured loan	L + 8.75%	11/7/2024	30,000	29,471	29,700	2.0%
Trader Interactive, LLC (fka Dominion Web Solutions, LLC)(4)(5)	First lien senior secured loan	L + 6.00%	6/17/2024	93,760	92,440	92,353	6.3%
Trader Interactive, LLC (fka Dominion Web Solutions, LLC)(4)(10)(11)	First lien senior secured revolving loan	L + 6.00%	6/15/2023	-	(79)	(87)	-%
				179,380	176,009	176,089	12.0%
Leisure and entertainment
Troon Golf, L.L.C.(4)(6)(9)	First lien senior secured term loan A and B	L + 6.38% (TLA: L + 3.5%; TLB: L + 7.1%)	9/29/2023	148,700	146,546	146,470	9.9%
Troon Golf, L.L.C.(4)(10)(11)	First lien senior secured revolving loan	L + 6.38%	9/29/2023	-	(207)	(216)	-%
UFC Holdings, LLC(4)(5)(16)	Second lien senior secured loan	L + 7.50%	8/18/2024	35,000	34,705	35,497	2.4%
				183,700	181,044	181,751	12.3%
Manufacturing
Ideal Tridon Holdings, Inc.(4)(8)	First lien senior secured loan	P + 5.50%	7/31/2023	42,216	41,419	41,583	2.8%
Ideal Tridon Holdings, Inc.(4)(8)(10)	First lien senior secured revolving loan	P + 5.50%	7/31/2022	964	876	892	0.1%
Pexco LLC (dba Spectrum Plastic Group)(4)(6)	Second lien senior secured loan	L + 8.00%	5/8/2025	37,000	36,683	37,000	2.5%
				80,180	78,978	79,475	5.4%

Owl Rock Capital Corporation

Consolidated Schedules of Investments

As of December 31, 2017

(Amounts in thousands, except share amounts)

Company(1)(14)	Investment	Interest	Maturity Date	Principal / Par	Amortized Cost(3)	Fair Value	Percentage of Net Assets
Oil and gas
Discovery DJ Services, LLC (dba Discovery Midstream Partners)(4)(7)	First lien senior secured loan	L + 7.25%	10/25/2022	37,259	36,554	36,513	2.5%
Discovery DJ Services, LLC (dba Discovery Midstream Partners)(4)(10)(11)	First lien senior secured revolving loan	L + 7.25%	10/25/2022	-	(53)	(55)	-%
Discovery DJ Services, LLC (dba Discovery Midstream Partners)(4)(10)(11)(12)	First lien senior secured delayed draw term loan	L + 7.25%	4/25/2019	-	(585)	(607)	-%
				37,259	35,916	35,851	2.5%
Professional services
Pomeroy Group LLC(4)(6)	First lien senior secured loan	L + 6.00%	11/30/2021	59,095	57,273	57,618	3.9%
Specialty retail
Saje Natural Business, Inc.(13)	Second lien senior secured loan	12.00% PIK	4/21/2022	37,656	37,061	37,091	2.5%
Transportation
Lytx, Inc.(4)(6)	First lien senior secured loan	L + 6.75%	8/31/2023	36,146	35,110	35,242	2.4%
Lytx, Inc.(4)(10)(11)	First lien senior secured revolving loan	L + 6.75%	8/31/2022	-	(56)	(50)	-%
				36,146	35,054	35,192	2.4%
Total non-controlled/non-affiliated portfolio company debt investments				2,347,573	2,305,126	2,321,397	157.6%
Equity Investments
Oil and gas
Discovery DJ Services, LLC (dba Discovery Midstream Partners)	LLC Interest	N/A	N/A	2,760	2,760	2,760	0.2%
Total non-controlled/non-affiliated portfolio company equity investments				2,760	2,760	2,760	0.2%
Total non-controlled/non-affiliated portfolio company investments				2,350,333	2,307,886	2,324,157	157.8%

Controlled/affiliated portfolio company investments
Equity Investments
Investment funds and vehicles
Sebago Lake LLC(13)(15)(17)		N/A	N/A	65,028	65,028	65,599	4.5%
Total controlled/affiliated portfolio company investments				65,028	65,028	65,599	4.5%
Total Investments				$2,415,361	$2,372,914	$2,389,756	162.3%

	Interest Rate Swaps as of December 31, 2017
	Company Receives	Company Pays	Maturity Date	Notional Amount	Hedged Instrument	Footnote Reference
Interest rate swap	4.75%	L + 2.545%	12/21/2021	$150,000	2023 Notes	Note 6
Total				$150,000

________________

(1)	Certain portfolio company investments are subject to contractual restrictions on sales.
(2)	Unless otherwise indicated, all investments are considered Level 3 investments.
(3)	The amortized cost represents the original cost adjusted for the amortization of discounts and premiums, as applicable, on debt investments using the effective interest method.
(4)

Loan contains a variable rate structure and may be subject to an interest rate floor. Variable rate loans bear interest at a rate that may be determined by reference to either the London Interbank Offered Rate (“LIBOR” or “L”) (which can include one-, two-, three- or six-month

Owl Rock Capital Corporation

Consolidated Schedules of Investments

As of December 31, 2017

(Amounts in thousands, except share amounts)

LIBOR) or an alternate base rate (which can include the Federal Funds Effective Rate or the Prime Rate), at the borrower’s option, and which reset periodically based on the terms of the loan agreement.

(5)	The interest rate on these loans is subject to 1 month LIBOR, which as of December 31, 2017 was 1.56%.
(6)	The interest rate on these loans is subject to 3 month LIBOR, which as of December 31, 2017 was 1.69%.
(7)	The interest rate on these loans is subject to 6 month LIBOR, which as of December 31, 2017 was 1.84%.
(8)	The interest rate on these loans is subject to the Prime Rate (“Prime” or “P”), which as of December 31, 2017 was 4.50%.
(9)

The first lien term loan is comprised of two components: Term Loan A and Term Loan B. The Company's Term Loan A and Term Loan B principal amounts are $28.8 million and $119.9 million, respectively. Both Term Loan A and Term Loan B have the same maturity date. Interest disclosed reflects the blended rate of the first lien term loan. The Term Loan A represents a ‘first out’ tranche and the Term Loan B represents a ‘last out’ tranche. The ‘first out’ tranche has priority as to the ‘last out’ tranche with respect to payments of principal, interest and any amounts due thereunder.

(10)	Position or portion thereof is an unfunded loan commitment. See Note 7 “Commitments and Contingencies”.
(11)

The negative cost is the result of the capitalized discount being greater than the principal amount outstanding on the loan. The negative fair value is the result of the capitalized discount on the loan.

(12)	The date disclosed represents the commitment period of the unfunded term loan. Upon expiration of the commitment period, the funded portion of the term loan may be subject to a longer maturity date.
(13)

This portfolio company is not a qualifying asset under Section 55(a) of the 1940 Act. Under the 1940 Act, the Company may not acquire any non-qualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of total assets.

(14)

Unless otherwise indicated, the Company’s portfolio companies are pledged as collateral supporting the amounts outstanding under the Revolving Credit Facility and SPV Asset Facility. See Note 6 “Debt”.

(15)

As defined in the 1940 Act, the Company is deemed to be both an "Affiliated Person" and has "Control" of this portfolio company as the Company owns more than 25% of the portfolio company's outstanding voting securities or has the power to exercise control over management or policies of such portfolio company (including through a management agreement). Other than for purposes of the 1940 Act, the Company does not believe that it has control over this portfolio company. The Company’s investment in affiliates for the year ended December 31, 2017, were as follows:

($ in thousands)	Fair Value as of December 31, 2016	Gross Additions	Gross Reductions	Change in Unrealized Gains (Losses)	Fair value as of December 31, 2017	Dividend Income	Other Income
Controlled Affiliates
Sebago Lake LLC	$—	$65,028	$—	$571	$65,599	$125	$3,378
Total Controlled Affiliates	$—	$65,028	$—	$571	$65,599	$125	$3,378

(16)	Level 2 investment.
(17)	Investment is not pledged as collateral for the credit facilities.
(18)	The Company may be entitled to receive additional interest as a result of an arrangement with other lenders in the syndication.

The accompanying notes are an integral part of these consolidated financial statements.

Owl Rock Capital Corporation

Consolidated Schedules of Investments

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

Owl Rock Capital Corporation

Consolidated Schedules of Investments

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

Owl Rock Capital Corporation

Consolidated Statements of Changes in Net Assets

(Amounts in thousands)

	Years Ended December 31,
	2017	2016
Increase (Decrease) in Net Assets Resulting from Operations
Net investment income (loss)	$93,790	$9,006
Net unrealized gain (loss) on investments	9,211	7,631
Net realized gain (loss) on investments	739	—
Net Increase (Decrease) in Net Assets Resulting from Operations	103,740	16,637
Distributions
Distributions declared from net investment income	(100,546)	(2,100)
Net Decrease in Net Assets Resulting from Shareholders' Distributions	(100,546)	(2,100)
Capital Share Transactions
Issuance of common shares	749,933	665,259
Reinvestment of distributions	38,927	729
Net Increase in Net Assets Resulting from Capital Share Transactions	788,860	665,988
Total Increase in Net Assets	792,054	680,525
Net Assets, at beginning of period	680,525	—
Net Assets, at end of period	$1,472,579	$680,525
Undistributed Net Investment Income (Loss) Included in Net Assets at the End of the Period	$1,197	$7,882

The accompanying notes are an integral part of these consolidated financial statements.

Owl Rock Capital Corporation

Consolidated Statements of Cash Flows

(Amounts in thousands)

	Years Ended December 31,
	2017	2016
Cash Flows from Operating Activities
Net Increase (Decrease) in Net Assets Resulting from Operations	$103,740	$16,637
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash used in operating activities:
Purchases of investments, net	(1,944,628)	(1,117,444)
Proceeds from investments, net	542,814	158,536
Net amortization of discount on investments	(7,187)	(860)
Payment-in-kind interest	(3,406)	—
Net change in unrealized (gain) loss on investments	(9,211)	(7,631)
Net realized (gain) loss	(739)	—
Amortization of debt issuance costs	2,616	416
Amortization of offering costs	848	594
Changes in operating assets and liabilities:
Receivable for investments sold	(19,900)	—
Interest receivable	(5,635)	(3,349)
Other income receivable from a controlled affiliate	(3,503)	—
Prepaid expenses and other assets	(132)	(320)
Management fee payable	6,587	4,565
Payables to affiliate	470	1,860
Accrued expenses and other liabilities	2,541	1,968
Net cash used in operating activities	(1,334,725)	(945,028)
Cash Flows from Financing Activities
Borrowings on Credit Facilities	2,508,300	749,000
Payments on Credit Facilities	(2,071,300)	(254,000)
Debt issuance costs	(12,090)	(3,510)
Proceeds from issuance of common shares	749,933	665,259
Offering costs	(1,326)	(997)
Cash distributions paid to shareholders	(28,074)	(1,371)
Net cash provided by financing activities	1,145,443	1,154,381
Net increase (decrease) in cash and restricted cash	(189,282)	209,353
Cash and restricted cash, beginning of period	209,353	—
Cash and restricted cash, end of period	$20,071	$209,353

Supplemental and Non-Cash Information
Interest paid during the period	$21,266	$1,704
Distributions declared during the period	$100,546	$2,100
Reinvestment of distributions during the period	$38,927	$729
Distributions payable	$33,545	$—
Receivable for investments sold	$19,900	$—
Excise taxes paid	$352	$—

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

In April 2016, the Company made its first portfolio company investment. On April 27, 2016, the Company formed a wholly-owned subsidiary, OR Lending LLC, a Delaware limited liability company, which holds a California finance lenders license and a Tennessee industrial loan and thrift certificate. On August 24, 2017, the Company formed a wholly-owned subsidiary, ORCC Financing LLC, a Delaware limited liability company. On October 18, 2017, the Company formed a wholly-owned subsidiary, OR DH LLC, a Delaware limited liability company.

Owl Rock Capital Advisors LLC (the “Adviser”) serves as the Company’s investment adviser. The Adviser is registered with the Securities and Exchange Commission (“SEC”) as an investment adviser under the 1940 Act. Subject to the overall supervision of the Company’s board of directors (the “Board”), the Adviser manages the day-to-day operations of, and provides investment advisory and management services to, the Company.

The Company conducts private offerings (each, a “Private Offering”) of its common shares to accredited investors in reliance on exemptions from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”). At the closing of each Private Offering, each investor makes a capital commitment (a “Capital Commitment”) to purchase shares of the Company’s common stock pursuant to a subscription agreement entered into with the Company. Investors are required to fund drawdowns to purchase shares of the Company’s common stock up to the amount of their respective Capital Commitment on an as-needed basis each time the Company delivers a drawdown notice to its investors. The initial closing of the Private Offering occurred on March 3, 2016 (the “Initial Closing”). If the Company has not consummated a listing of its common shares on a national securities exchange (an “Exchange Listing”) by the five-year anniversary of the Initial Closing, subject to extension for two additional one-year periods, in the sole discretion of the Board, the Board (subject to any necessary shareholder approvals and applicable requirements of the 1940 Act) will use its commercially reasonable efforts to wind down and/or liquidate and dissolve the Company in an orderly manner.

Note 2. Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The Company is an investment company and, therefore, applies the specialized accounting and reporting guidance in Accounting Standards Codification (“ASC”) Topic 946, Financial Services – Investment Companies. In the opinion of management, all adjustments considered necessary for the fair presentation of the consolidated financial statements have been included. The Company was initially capitalized on March 1, 2016 and commenced operations on March 3, 2016. The Company’s fiscal year ends on December 31.

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

Cash

Cash consists of deposits held at a custodian bank and restricted cash pledged as collateral. Cash is carried at cost, which approximates fair value. The Company deposits its cash with highly-rated banking corporations and, at times, may exceed the insured limits under applicable law.

Owl Rock Capital Corporation

Notes to Consolidated Financial Statements (continued)

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

Owl Rock Capital Corporation

Notes to Consolidated Financial Statements (continued)

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

Financial and Derivative Instruments

Pursuant to ASC 815 Derivatives and Hedging, further clarified by the FASB’s issuance of the Accounting Standards Update (“ASU”) No. 2017-12, Derivatives and Hedging, which was adopted early by the Company, all derivative instruments entered into by the Company are designated as hedging instruments. For all derivative instruments designated as a hedge, the entire change in the fair value of the hedging instrument shall be recorded in the same line item of the Consolidated Statements of Operations as the hedged item. The Company’s derivative instruments are used to hedge the Company’s fixed rate debt, and therefore both the periodic payment and the change in fair value for the ineffective hedge, if applicable, will be recorded as components of interest expense in the Consolidated Statements of Operations.

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

Owl Rock Capital Corporation

Notes to Consolidated Financial Statements (continued)

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

Cash advances received in respect of transaction-related expenses are recorded as cash with an offset to accrued expenses and other liabilities. Accrued expenses and other liabilities are relieved as reimbursable expenses are incurred.

Income Taxes

The Company has elected to be treated as a BDC under the 1940 Act. The Company has elected to be treated as a RIC under the Code beginning with its taxable year ending December 31, 2016. So long as the Company maintains its tax treatment as a RIC, it generally will not pay corporate-level U.S. federal income taxes on any ordinary income or capital gains that it distributes at least annually to its shareholders as dividends. Instead, any tax liability related to income earned and distributed by Owl Rock represents obligations of the Company’s investors and will not be reflected in the consolidated financial statements of the Company.

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

The Company evaluates tax positions taken or expected to be taken in the course of preparing its consolidated financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions not deemed to meet the “more-likely-than-not” threshold are reserved and recorded as a tax benefit or expense in the current year. All penalties and interest associated with income taxes are included in income tax expense. Conclusions regarding tax positions are subject to review and may be adjusted at a later date based on factors including, but not limited to, on-going analyses of tax laws, regulations and interpretations thereof. There were no material uncertain income tax positions through December 31, 2017. The 2015 and 2016 tax years remain subject to examination by U.S. federal, state and local tax authorities.

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

Owl Rock Capital Corporation

Notes to Consolidated Financial Statements (continued)

Consolidation

As provided under Regulation S-X and ASC Topic 946 - Financial Services - Investment Companies, the Company will generally not consolidate its investment in a company other than a wholly-owned investment company or controlled operating company whose business consists of providing services to the Company. Accordingly, the Company consolidated the accounts of the Company's wholly-owned subsidiaries in its consolidated financial statements.  All significant intercompany balances and transactions have been eliminated in consolidation.

The Company does not consolidate its equity interest in Sebago Lake LLC (“Sebago Lake”).  For further description of the Company’s investment in Sebago Lake, see Note 4 “Investments”.

New Accounting Pronouncements

Revenue Recognition

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). The guidance in this ASU supersedes the revenue recognition requirements in Revenue Recognition (Topic 605). Under the updated guidance, an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The amendments in ASU No. 2014-09 are effective for annual reporting periods beginning after December 15, 2018, including interim periods within that reporting period.

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

Restricted Cash

In November 2016, the FASB issued ASU 2016-18 Statement of Cash Flows (Topic 230) - Restricted Cash which requires an entity’s reconciliation of the beginning-of-period and end-of-period total amounts shown on the statement of cash flows to include in cash and cash equivalents amounts generally described as restricted cash. ASU 2016-18 is effective for public business entities for annual and interim periods in fiscal years beginning after December 15, 2017. Early adoption is permitted, including adoption in an interim period. The Company adopted this guidance during the year ended December 31, 2017.

Other than previously notated, management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the accompanying consolidated financial statements.

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

Owl Rock Capital Corporation

Notes to Consolidated Financial Statements (continued)

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

On March 1, 2018, the Board approved to extend the Administration Agreement. Unless earlier terminated as described below, the Administration Agreement will remain in effect until March 1, 2019 and from year to year thereafter if approved annually by (1) the vote of the Board, or by the vote of a majority of its outstanding voting securities, and (2) the vote of a majority of the Company’s directors who are not “interested persons” of the Company, of the Adviser or of any of their respective affiliates, as defined in the 1940 Act. The Administration Agreement may be terminated at any time, without the payment of any penalty, on 60 days’ written notice, by the vote of a majority of the outstanding voting securities of the Company, or by the vote of the Board or by the Administrator.

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

For the years ended December 31, 2017 and 2016, the Company incurred expenses of approximately $3.3 million and $2.8 million, respectively, for costs and expenses reimbursable to the Adviser under the terms of the Administration Agreement.

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

On March 1, 2018, the Board approved to extend the Investment Advisory Agreement. Unless earlier terminated as described below, the Investment Advisory Agreement will remain in effect until March 1, 2019 and will remain in effect from year-to-year thereafter if approved annually by a majority of the Board or by the holders of a majority of our outstanding voting securities and, in each case, by a majority of independent directors.

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

Owl Rock Capital Corporation

Notes to Consolidated Financial Statements (continued)

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

For the years ended December 31, 2017 and 2016, management fees were $31.1 million and $9.2 million, respectively.

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

There was no incentive fee for the years ended December 31, 2017 and 2016.

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

License Agreement

The Company has entered into a license agreement (the “License Agreement”) with Owl Rock Capital Partners LP, pursuant to which Owl Rock Capital Partners LP has granted the Company a non-exclusive license to use the name “Owl Rock.” Under the License Agreement, the Company has a right to use the Owl Rock name for so long as the Adviser or one of its affiliates remains the Company’s investment adviser. Other than with respect to this limited license, the Company will have no legal right to the “Owl Rock” name or logo.

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

Owl Rock Capital Corporation

Notes to Consolidated Financial Statements (continued)

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

Investments at fair value and amortized cost consisted of the following as of December 31, 2017 and 2016:

	December 31, 2017		December 31, 2016
($ in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
First-lien senior secured debt investments	$1,640,301	$1,652,021	$570,806	$574,776
Second-lien senior secured debt investments	664,825	669,376	388,962	392,623
Equity investments	2,760	2,760	—	—
Investment funds and vehicles(1)	65,028	65,599	—	—
Total Investments	$2,372,914	$2,389,756	$959,768	$967,399

________________

(1)	Includes equity investment in Sebago Lake. See below, within Note 4, for more information regarding Sebago Lake.

The industry composition of investments based on fair value as of December 31, 2017 and 2016 was as follows:

	December 31, 2017	December 31, 2016
Advertising and media	3.3%	8.3%
Aerospace and defense	2.1	5.1
Buildings and real estate	5.2	—
Business services	8.8	6.6
Consumer products	4.7	—
Containers and packaging	2.3	—
Distribution	13.3	22.2
Energy equipment and services	6.1	—
Financial services	3.6	—
Food and beverage	5.5	20.1
Healthcare and pharmaceuticals	—	5.1
Healthcare equipment and services	—	6.2
Healthcare providers and services	7.6	—
Household products	3.0	—
Human resource support services	1.9	—
Infrastructure and environmental services	3.1	6.6
Insurance	1.4	3.6
Internet software and services	7.4	3.0
Investment funds and vehicles (1)	2.7	—
Leisure and entertainment	7.6	3.7
Manufacturing	3.3	1.6
Oil and gas	1.6	—
Professional services	2.4	7.9
Specialty retail	1.6	—
Transportation	1.5	—
Total	100.0%	100.0%

________________

(1)	Includes equity investment in Sebago Lake. See below, within Note 4, for more information regarding Sebago Lake.

Owl Rock Capital Corporation

Notes to Consolidated Financial Statements (continued)

The geographic composition of investments based on fair value as of December 31, 2017 and December 31, 2016 was as follows:

	December 31, 2017	December 31, 2016
United States:
Midwest	16.9%	25.8%
Northeast	15.7	28.8
South	42.1	29.6
West	17.9	12.9
Belgium	2.5	—
Canada	3.3	2.9
United Kingdom	1.6	—
Total	100.0%	100.0%

Sebago Lake LLC

Sebago Lake, a Delaware limited liability company, was formed as a joint venture between the Company and The Regents of the University of California (“Regents”) and commenced operations on June 20, 2017. Sebago Lake’s principal purpose is to make investments, primarily in senior secured loans that are made to middle-market companies or in broadly syndicated loans. Both the Company and Regents (the “Members”) have a 50% economic ownership in Sebago Lake. It is anticipated that each of the Members will contribute up to $100 million to Sebago Lake. As of December 31, 2017, each Member has funded $65.0 million of their $100 million subscriptions. Sebago Lake is managed by the Members, each of which have equal voting rights. Investment decisions must be approved by each of the Members.

The Company has determined that Sebago Lake is an investment company under ASC 946; however, in accordance with such guidance, the Company will generally not consolidate its investment in a company other than a wholly owned investment company subsidiary or a controlled operating company whose business consists of providing services to the Company. Accordingly, the Company does not consolidate its non-controlling interest in Sebago Lake.

During the period ended December 31, 2017, the Company sold its investment in three portfolio companies at fair market value, as determined by an independent valuation firm, to Sebago Lake generating a realized gain of $0.5 million for the Company.

As of December 31, 2017, Sebago Lake had total investments in senior secured debt at fair value of $330.0 million. The determination of fair value is in accordance with ASC Topic 820; however, such fair value is not included in the Board’s valuation process described herein. The following table is a summary of Sebago Lake’s portfolio as well as a listing of the portfolio investments in Sebago Lake’s portfolio as of December 31, 2017:

($ in thousands)	December 31, 2017
Total senior secured debt(1)	$332,499
Weighted average spread over LIBOR(1)	4.71%
Number of portfolio companies	12
Largest funded investment to a single borrower(1)	$46,646

________________

(1)	At par.

Owl Rock Capital Corporation

Notes to Consolidated Financial Statements (continued)

Sebago Lake's Portfolio as of December 31, 2017
Company(1)(2)(4)(5)	Investment	Interest	Maturity Date	Principal / Par	Amortized Cost(3)	Fair Value	Percentage of Members' Equity
Debt Investments
Aerospace and defense
AC&A Enterprises Holdings, LLC(8)	First lien senior secured loan	L + 5.50%	12/21/2023	$31,695	$31,062	$31,061	23.7%
AC&A Enterprises Holdings, LLC(9)(10)(12)	First lien senior secured delayed draw term loan	L + 5.50%	12/21/2023	-	(42)	(42)	-%
AC&A Enterprises Holdings, LLC(9)(10)(12)	First lien senior secured revolving loan	L + 5.50%	12/21/2022	-	(60)	(60)	-%
				31,695	30,960	30,959	23.7%
Distribution
FCX Holdings Corp.(6)	First lien senior secured loan	L + 4.25%	8/4/2020	26,626	26,501	26,493	20.2%
Sierra Acquisition, Inc(6)(13)	First lien senior secured loan	L + 4.25%	11/10/2024	20,000	19,912	20,160	15.4%
				46,626	46,413	46,653	35.6%
Education
SSH Group Holdings, Inc.(7)	First lien senior secured loan	L + 5.00%	10/2/2024	17,500	17,331	17,325	13.2%
Food and beverage
DecoPac, Inc.(7)	First lien senior secured loan	L + 4.25%	9/30/2024	21,214	21,116	21,108	16.1%
DecoPac, Inc.(7)(9)(12)	First lien senior secured revolving loan	L + 4.25%	9/29/2023	1,143	1,126	1,125	0.9%
Give & Go Prepared Foods Corp.(7)	First lien senior secured loan	L + 4.25%	7/29/2023	24,938	24,878	24,875	19.0%
Sovos Brands Intermediate, Inc.(7)	First lien senior secured loan	L + 4.50%	7/18/2024	43,135	41,899	41,927	32.0%
Sovos Brands Intermediate, Inc.(9)(10)(12)	First lien senior secured revolving loan	L + 4.50%	7/18/2022	-	(127)	(122)	(0.1)%
				90,430	88,892	88,913	67.9%
Healthcare equipment and services
Beaver-Visitec International Holdings, Inc.(7)	First lien senior secured loan	L + 5.00%	8/21/2023	46,646	46,201	46,179	35.2%
Covenant Surgical Partners, Inc.(7)	First lien senior secured loan	L + 4.75%	10/4/2024	23,077	23,023	23,021	17.5%
Covenant Surgical Partners, Inc.(7)(9)(12)	First lien senior secured delayed draw term loan	L + 4.75%	10/4/2024	1,277	1,260	1,260	1.0%
				71,000	70,484	70,460	53.7%
Insurance
Worley Claims Services, LLC(6)	First lien senior secured loan	L + 5.50%	8/7/2022	17,248	17,098	17,095	13.0%
Worley Claims Services, LLC(9)(10)(11)(12)	First lien senior secured delayed draw term loan	L + 5.50%	2/7/2019	-	(35)	(38)	-%
				17,248	17,063	17,057	13.0%
Internet software and services
DigiCert, Inc.(7)(13)	First lien senior secured loan	L + 4.75%	10/31/2024	43,000	42,799	43,516	33.2%
Manufacturing
Blount International, Inc.(6)	First lien senior secured loan	L + 4.25%	4/12/2023	15,000	14,964	15,165	11.3%
Total Debt Investments				$332,499	$328,906	$330,048	251.6%
Total Investments				$332,499	$328,906	$330,048	251.6%

________________

(1)	Certain portfolio company investments are subject to contractual restrictions on sales.

Owl Rock Capital Corporation

Notes to Consolidated Financial Statements (continued)

(2)	Unless otherwise indicated, Sebago Lake’s portfolio companies are pledged as collateral supporting the amounts outstanding under Sebago Lake’s credit facility.
(3)	The amortized cost represents the original cost adjusted for the amortization of discounts and premiums, as applicable, on debt investments using the effective interest method.
(4)	Unless otherwise indicated, all investments are considered Level 3 investments.
(5)

Unless otherwise indicated, loan contains a variable rate structure, and may be subject to an interest rate floor. Variable rate loans bear interest at a rate that may be determined by reference to either the London Interbank Offered Rate (“LIBOR” or “L”) (which can include one-, two-, three- or six-month LIBOR) or an alternate base rate (which can include the Federal Funds Effective Rate or the Prime Rate), at the borrower’s option, and which reset periodically based on the terms of the loan agreement.

(6)	The interest rate on these loans is subject to 1 month LIBOR, which as of December 31, 2017 was 1.56%.
(7)	The interest rate on these loans is subject to 3 month LIBOR, which as of December 31, 2017 was 1.69%.
(8)	The interest rate on these loans is subject to 6 month LIBOR, which as of December 31, 2017 was 1.84%.
(9)	Position or portion thereof is an unfunded loan commitment.
(10)

The negative cost is the result of the capitalized discount being greater than the principal amount outstanding on the loan. The negative fair value is the result of the capitalized discount on the loan.

(11)	The date disclosed represents the commitment period of the unfunded term loan. Upon expiration of the commitment period, the funded portion of the term loan may be subject to a longer maturity date.
(12)	Investment is not pledged as collateral under Sebago Lake’s credit facility.
(13)	Level 2 investment.

Below is selected balance sheet information for Sebago Lake as of December 31, 2017:

($ in thousands)	December 31, 2017
Assets
Investments at fair value (amortized cost of $328,906)	$330,048
Cash	7,519
Interest receivable	1,300
Prepaid expenses and other assets	71
Total Assets	$338,938
Liabilities
Debt (net of unamortized debt issuance costs of $4,330)	$201,419
Loan origination and structuring fees payable	3,378
Distributions payable	250
Accrued expenses and other liabilities	2,692
Total Liabilities	207,739
Members' Equity
Members' Equity	131,199
Members' Equity	131,199
Total Liabilities and Members' Equity	$338,938

Owl Rock Capital Corporation

Notes to Consolidated Financial Statements (continued)

Below is selected statement of operations information for Sebago Lake for the period ended December 31, 2017:

Period Ended
($ in thousands)	December 31, 2017
Investment Income
Interest income	$6,755
Other income	84
Total Investment Income	6,839
Expenses
Initial organization	$108
Loan origination and structuring fee	3,378
Interest expense	2,716
Professional fees	387
Total Expenses	6,589
Net Investment Income	$250
Net Unrealized Gain on Investments
Net Unrealized Gain on Investments	1,142
Total Net Unrealized Gain on Investments	1,142
Net Increase in Members' Equity Resulting from Operations	$1,392

Loan Origination and Structuring Fees

If the loan origination and structuring fees earned by Sebago Lake during a fiscal year exceed Sebago Lake’s expenses and other obligations (excluding financing costs), such excess is allocated to the Member(s) responsible for the origination of the loans pro rata in accordance with the total loan origination and structuring fees earned by Sebago Lake with respect to the loans originated by such Member; provided, that in no event will the amount allocated to a Member exceed 1% of the par value of the loans originated by such Member in any fiscal year. The loan origination and structuring fee is accrued quarterly and included in other income from controlled, affiliated investments on the Company’s Consolidated Statements of Operations and paid annually. For the period ended December 31, 2017, the Company accrued and received income based on loan origination and structuring fees of $3.4 million.

Note 5. Fair Value of Investments

Investments

The following tables present the fair value hierarchy of investments as of December 31, 2017 and 2016:

	Fair Value Hierarchy as of December 31, 2017
($ in thousands)	Level 1	Level 2	Level 3	Total
First-lien senior secured debt investments	$—	$39,830	$1,612,191	$1,652,021
Second-lien senior secured debt investments	—	35,497	633,879	669,376
Equity investments	—	—	2,760	2,760
Subtotal	$—	$75,327	$2,248,830	$2,324,157
Investments measured at NAV(1)	—	—	—	65,599
Total Investments at fair value	$—	$75,327	$2,248,830	$2,389,756

________________

(1)	Includes equity investment in Sebago Lake.

	Fair Value Hierarchy as of December 31, 2016
($ in thousands)	Level 1	Level 2	Level 3	Total
First-lien senior secured debt investments	$—	$—	$574,776	$574,776
Second-lien senior secured debt investments	—	35,393	357,230	392,623
Total Investments at fair value	$—	$35,393	$932,006	$967,399

Owl Rock Capital Corporation

Notes to Consolidated Financial Statements (continued)

The following tables present changes in the fair value of investments for which Level 3 inputs were used to determine the fair value as of and for the years ended December 31, 2017 and 2016:

	As of and for the Year Ended December 31, 2017
($ in thousands)	First-lien senior secured debt investments	Second-lien senior secured debt investments	Equity investments	Total
Fair value, beginning of period	$574,776	$357,230	$—	$932,006
Purchases of investments, net	1,339,447	501,174	2,760	1,843,381
Proceeds from investments, net(1)	(313,723)	(228,690)	—	(542,413)
Net change in unrealized gain (loss)	7,201	818	—	8,019
Net realized gains (losses)	496	243	—	739
Net amortization of discount on investments	3,994	3,104	—	7,098
Transfers into (out of) Level 3(2)	—	—	—	—
Fair value, end of period	$1,612,191	$633,879	$2,760	$2,248,830

________________

(1)	Purchases may include payment-in-kind (“PIK”).
(2)	Transfers between levels, if any, are recognized at the beginning of the quarter in which the transfers occur.

	As of and for the Year Ended December 31, 2016
($ in thousands)	First-lien senior secured debt investments	Second-lien senior secured debt investments	Total
Fair value, beginning of period	$—	$—	$—
Purchases of investments, net	638,237	437,944	1,076,181
Proceeds from investments, net	(67,968)	(83,950)	(151,918)
Net change in unrealized gain (loss)	3,970	2,941	6,911
Net amortization of discount on investments	537	295	832
Transfers into (out of) Level 3(1)	—	—	—
Fair value, end of period	$574,776	$357,230	$932,006

________________

(1)	Transfers between levels, if any, are recognized at the beginning of the quarter in which the transfers occur.

The following tables presents information with respect to net change in unrealized gains on investments for which Level 3 inputs were used in determining the fair value that are still held by the Company for the years ended December 31, 2017 and 2016:

($ in thousands)	Net change in unrealized gain (loss) for the Year Ended December 31, 2017 on Investments Held at December 31, 2017	Net change in unrealized gain (loss) for the Year Ended December 31, 2016 on Investments Held at December 31, 2016
First-lien senior secured debt investments	$7,882	$3,970
Second-lien senior secured debt investments	2,247	2,941
Equity Investments	—	—
Total Investments	$10,129	$6,911

Owl Rock Capital Corporation

Notes to Consolidated Financial Statements (continued)

The following tables present quantitative information about the significant unobservable inputs of the Company’s Level 3 investments as of December 31, 2017 and 2016. The tables are not intended to be all-inclusive but instead capture the significant unobservable inputs relevant to the Company’s determination of fair value.

	As of December 31, 2017
($ in thousands)	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)	Impact to Valuation from an Increase in Input
First-lien senior secured debt investments	$1,431,179	Yield Analysis	Market Yield	6.4%-10.9% (9.4%)	Decrease
	181,012	Recent Transaction	Transaction Price	93.0-98.0 (96.2)	Increase
Second-lien senior secured debt investments	$456,229	Yield Analysis	Market Yield	10.9%-16.6% (12.2%)	Decrease
	177,650	Recent Transaction	Transaction Price	98.0-99.0 (98.7)	Increase
Equity	$2,760	Recent Transaction	Transaction Price	1.0	Increase

	As of December 31, 2016
($ in thousands)	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)	Impact to Valuation from an Increase in Input
First-lien senior secured debt investments(1)	$260,785	Yield Analysis	Market Yield	7.1%-9.9% (9.1%)	Decrease
	298,954	Recent Transaction	Transaction Price	97.5-99.0 (98.4)	Increase
Second-lien senior secured debt investments	$263,805	Yield Analysis	Market Yield	10.8%-12.9% (11.4%)	Decrease
	93,425	Recent Transaction	Transaction Price	98.0-98.5 (98.3)	Increase

________________

(1)	Excludes an investment at fair value amounting to $15,037, which the Company valued using indicative bid prices obtained from brokers.

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

Owl Rock Capital Corporation

Notes to Consolidated Financial Statements (continued)

Financial Instruments Not Carried at Fair Value

The fair value of the Company’s credit facilities, which are categorized as Level 3 within the fair value hierarchy as of December 31, 2017 and 2016, approximates their carrying value. The carrying amounts of the Company’s assets and liabilities, other than investments at fair value, approximate fair value due to their short maturities.

Note 6. Debt

In accordance with the 1940 Act, with certain limitations, the Company is allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 200% after such borrowing. As of December 31, 2017 and 2016, the Company’s asset coverage was 258% and 237%, respectively.

Debt obligations consisted of the following as of December 31, 2017 and 2016:

	December 31, 2017
($ in thousands)	Aggregate Principal Committed	Outstanding Principal	Amount Available(1)	Net Carrying Value(2)
Subscription Credit Facility(3)	$900,000	$393,500	$502,711	$390,415
Revolving Credit Facility	400,000	—	400,000	(3,044)
SPV Asset Facility	400,000	400,000	—	395,463
2023 Notes(4)	150,000	138,500	11,500	136,598
Total Debt	$1,850,000	$932,000	$914,211	$919,432

________________

(1)	The amount available reflects any limitations related to each credit facility’s borrowing base.
(2)

The carrying value of the Company’s Subscription Credit Facility, Revolving Credit Facility, SPV Asset Facility and the 2023 Notes are presented net of deferred financing costs of $3.1 million,  $3.0 million, $4.6 million, and $1.9 million respectively.

(3)	The amount available is reduced by $3.8 million of outstanding letters of credit.
(4)	Amounts available were issued on January 30, 2018.

	December 31, 2016
($ in thousands)	Aggregate Principal Committed	Outstanding Principal	Amount Available(1)	Net Carrying Value(2)
Subscription Credit Facility	$500,000	$495,000	$5,000	$491,906
Total Debt	$500,000	$495,000	$5,000	$491,906

________________

(1)	The amount available reflects any limitations related to each credit facility’s borrowing base.
(2)	The carrying value of the Company’s Subscription Credit Facility is presented net of deferred financing costs of $3.1 million.

For the years ended December 31, 2017 and 2016, the components of interest expense were as follows:

	Years Ended December 31,
($ in thousands)	2017	2016
Interest expense	$21,964	$2,342
Amortization of debt issuance costs	2,616	416
Total Interest Expense	$24,580	$2,758
Average interest rate	2.85%	2.31%
Average daily borrowings	$688,321	$222,810

Subscription Credit Facility

On August 1, 2016, the Company entered into a subscription credit facility (the “Original Subscription Credit Facility”) with Wells Fargo Bank, National Association (“Wells Fargo”), as administrative agent (the “Administrative Agent”) and letter of credit issuer, and Wells Fargo, State Street Bank and Trust Company and the banks and financial institutions from time to time party thereto, as lenders.

Owl Rock Capital Corporation

Notes to Consolidated Financial Statements (continued)

The Original Subscription Credit Facility permitted the Company to borrow up to $250 million, subject to availability under the “Borrowing Base”. The Borrowing Base is calculated based on the unused Capital Commitments of the investors meeting various eligibility requirements above certain concentration limits based on investors’ credit ratings. The Original Subscription Credit Facility also included a provision permitting the Company to increase the size of the facility on or before August 1, 2017 up to a maximum principal amount not exceeding $500 million, subject to customary conditions, and included a further provision permitting the Company to increase the size of the facility under certain circumstances up to a maximum principal amount not exceeding $750 million, if the existing or new lenders agreed to commit to such further increase.

On September 14, 2016, the Company increased the size of the facility to a total of $300 million. On September 26, 2016, the Company increased the size of the facility to a total of $500 million. On January 4, 2017, the Company increased the size of the facility to a total of $575 million. On March 13, 2017, the Company increased the size of the facility to a total of $700 million.

On November 2, 2017, the Company amended the Original Subscription Credit Facility pursuant to a first amendment to revolving credit agreement (the “First Amendment” and the Original Subscription Credit Facility, as amended, the “Subscription Credit Facility”), which, among other things: (i) increased the size of the facility to a total of $750 million and (ii) amended the accordion feature to permit the Company to increase the commitments under the Subscription Credit Facility under certain circumstances up to a maximum principal amount of $900 million, if the existing or new lenders agreed to commit to such further increase. On November 2, 2017, the Company temporarily increased the size of the facility to $850 million. On December 1, 2017, the Company increased the size of the Subscription Credit Facility to a total of $900 million.

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

The Subscription Credit Facility will mature upon the earliest of (i) the date three (3) years from August 1, 2016; (ii) the date upon which the Administrative Agent declares the obligations under the Credit Facility due and payable after the occurrence of an event of default; (iii) forty-five (45) days prior to the scheduled termination of the commitment period under the Company’s Subscription Agreements (as defined below); (iv) forty-five (45) days prior to the date of any listing of the Company’s common stock on a national securities exchange; (v) the termination of the commitment period under the Company’s Subscription Agreements (if earlier than the scheduled date); and (vi) the date the Company terminates the commitments pursuant to the Subscription Credit Facility.

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

Owl Rock Capital Corporation

Notes to Consolidated Financial Statements (continued)

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

The availability period under the Revolving Credit Facility will terminate on January 31, 2020 (“Revolving Credit Facility Commitment Termination Date”) and the Revolving Credit Facility will mature on February 1, 2021 (“Revolving Credit Facility Maturity Date”). During the period from the Revolving Credit Facility Commitment Termination Date to the Revolving Credit Facility Maturity Date, the Company will be obligated to make mandatory prepayments under the Revolving Credit Facility out of the proceeds of certain asset sales and other recovery events and equity and debt issuances.

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

SPV Asset Facility

On December 21, 2017 (the “SPV Asset Facility Closing Date”), ORCC Financing LLC (“ORCC Financing”), a Delaware limited liability company and newly formed subsidiary of the Company, entered into a Loan and Servicing Agreement (the “SPV Asset Facility”), with ORCC Financing as Borrower, the Company as Transferor and Servicer, the lenders from time to time parties thereto (the “Lenders”), Morgan Stanley Asset Funding Inc. as Administrative Agent, State Street Bank and Trust Company as Collateral Agent and Cortland Capital Market Services LLC as Collateral Custodian.

From time to time, the Company expects to sell and contribute certain investments to ORCC Financing pursuant to a Sale and Contribution Agreement by and between the Company and ORCC Financing. No gain or loss will be recognized as a result of the contribution. Proceeds from the SPV Asset Facility will be used to finance the origination and acquisition of eligible assets by ORCC Financing, including the purchase of such assets from the Company.  The Company retains a residual interest in assets contributed to or acquired by ORCC Financing through our ownership of ORCC Financing. The maximum principal amount of the SPV Asset Facility is $400 million; the availability of this amount is subject to a borrowing base test, which is based on the value of ORCC Financing’s assets from time to time, and satisfaction of certain conditions, including certain concentration limits.

The SPV Asset Facility provides for the ability to draw and redraw amounts under the SPV Asset Facility for a period of up to three years after the SPV Asset Facility Closing Date (the “SPV Asset Commitment Termination Date”). Unless otherwise terminated, the SPV Asset Facility will mature on December 21, 2022 (the “SPV Asset Facility Maturity Date”). Prior to the SPV Asset Facility Maturity Date, proceeds received by ORCC Financing from principal and interest, dividends, or fees on assets must be used to pay fees, expenses and interest on outstanding borrowings, and the excess may be returned to the Company, subject to certain conditions. On the SPV Asset Facility Maturity Date, ORCC Financing must pay in full all outstanding fees and expenses and all principal and interest on outstanding borrowings, and the excess may be returned to the Company.

Amounts drawn will bear interest at LIBOR plus a spread of 2.25% until the six-month anniversary of the SPV Asset Facility Closing Date, increasing to 2.50% thereafter, until the SPV Asset Facility Commitment Termination Date.  After the SPV Asset Facility Commitment Termination Date, amounts drawn will bear interest at LIBOR plus a spread of 2.75%, increasing to 3.00% on the first anniversary of the SPV Asset Facility Commitment Termination Date. After a ramp-up period, there is an unused fee of 0.75% per annum on the amount, if any, by which the undrawn amount under the SPV Asset Facility exceeds 25% of the maximum principal amount of the SPV Asset Facility. The SPV Asset Facility contains customary covenants, including certain financial maintenance covenants, limitations on the activities of ORCC Financing, including limitations on incurrence of incremental indebtedness, and customary events of default. The SPV Asset Facility is secured by a perfected first priority security interest in the assets of ORCC Financing and on any payments received by ORCC Financing in respect of those assets. Assets pledged to the Lenders will not be available to pay the debts of the Company. Borrowings of ORCC Financing are considered our borrowings for purposes of complying with the asset coverage requirements under the 1940 Act.

Owl Rock Capital Corporation

Notes to Consolidated Financial Statements (continued)

Unsecured Notes

2023 Notes

On December 21, 2017, Owl Rock Capital Corporation entered into a Note Purchase Agreement governing the issuance of $150 million in aggregate principal amount of senior unsecured notes (the “2023 Notes”) to institutional investors in a private placement. The issuance of $138.5 million of the 2023 Notes occurred on December 21, 2017, and $11.5 million of the 2023 Notes were issued in January 2018.  The 2023 Notes have a fixed interest rate of 4.75% and are due on June 21, 2023. Interest on the 2023 Notes will be due semiannually. This interest rate is subject to increase (up to a maximum interest rate of 5.50%) in the event that, subject to certain exceptions, the 2023 Notes cease to have an investment grade rating. The Company is obligated to offer to repay the 2023 Notes at par if certain change in control events occur. The 2023 Notes are general unsecured obligations of the Company that rank pari passu with all outstanding and future unsecured unsubordinated indebtedness issued by the Company.

The Note Purchase Agreement for the 2023 Notes contains customary terms and conditions for senior unsecured notes issued in a private placement, including, without limitation, affirmative and negative covenants such as information reporting, maintenance of the Company’s status as a BDC within the meaning of the 1940 Act and a RIC under the Code, minimum shareholders equity, minimum asset coverage ratio and prohibitions on certain fundamental changes at the Company or any subsidiary guarantor, as well as customary events of default with customary cure and notice, including, without limitation, nonpayment, misrepresentation in a material respect, breach of covenant, cross-default under other indebtedness of the Company or certain significant subsidiaries, certain judgments and orders, and certain events of bankruptcy.

The 2023 Notes were offered in reliance on Section 4(a)(2) of the Securities Act. The 2023 Notes have not been registered under the Securities Act or any state securities laws and, unless so registered, may not be offered or sold in the United States except pursuant to an exemption from, or in a transaction not subject to, the registration requirements of the Securities Act as applicable.

In connection with the offering of the 2023 Notes, on December 21, 2017 the Company entered into an interest rate swap to continue to align the interest rates of its liabilities with its investment portfolio, which consists predominately of floating rate loans.  The notional amount of the interest rate swap is $150 million. The Company will receive fixed rate interest at 4.75% and pay variable rate interest based on the 1-month LIBOR plus 2.545%. The interest rate swap matures on December 21, 2021. Pursuant to ASC 815 Derivatives and Hedging, the interest expense related to the 2023 Notes will be offset by the proceeds received from the interest rate swap. The swap adjusted interest expense is included as a component of interest expense on the Company’s Consolidated Statements of Operations.

Owl Rock Capital Corporation

Notes to Consolidated Financial Statements (continued)

Note 7. Commitments and Contingencies

Portfolio Company Commitments

From time to time, the Company may enter into commitments to fund investments. As of December 31, 2017 and 2016, the Company had the following outstanding commitments to fund investments in current portfolio companies:

Portfolio Company	Investment	December 31, 2017	December 31, 2016
($ in thousands)
Accela, Inc.	First lien senior secured revolving loan	$4,245	$—
Discovery DJ Services, LLC (dba Discovery Midstream Partners)	First lien senior secured revolving loan	2,760	—
Discovery DJ Services, LLC (dba Discovery Midstream Partners)	First lien senior secured delayed draw term loan	30,359	—
GC Agile Holdings Limited (dba Apex Fund Services)	First lien senior secured multi draw term loan	7,782	—
GC Agile Holdings Limited (dba Apex Fund Services)	First lien senior secured revolving loan	1,946	—
Ideal Tridon Holdings, Inc.	First lien senior secured revolving loan	3,857	—
Lytx, Inc.	First lien senior secured revolving loan	2,013	—
NMI Acquisitionco, Inc. (dba Network Merchants)	First lien senior secured revolving loan	646	—
PetVet Care Centers, LLC	First lien senior secured delayed draw term loan	4,981	—
QC Supply, LLC	First lien senior secured delayed draw term loan	14,078	16,563
QC Supply, LLC	First lien senior secured revolving loan	2,981	3,809
SABA Software, Inc.	First lien senior secured revolving loan	4,950	—
TC Holdings, LLC (dba TrialCard)	First lien senior secured delayed draw term loan	24,248	—
TC Holdings, LLC (dba TrialCard)	First lien senior secured revolving loan	5,034	—
Trader Interactive, LLC (fka Dominion Web Solutions, LLC)	First lien senior secured revolving loan	5,769	—
Troon Golf, L.L.C.	First lien senior secured revolving loan	14,426	—
Total Portfolio Company Commitments		$130,075	$20,372

The Company maintains sufficient capacity to cover outstanding unfunded portfolio company commitments that the Company may be required to fund.

Other Commitments and Contingencies

As of December 31, 2017, the Company had $5.1 billion in total Capital Commitments from investors ($3.7 billion undrawn), of which $112.4 million is from executives of the Adviser ($63.5 million undrawn). These undrawn Capital Commitments will no longer remain in effect following the completion of an initial public offering of the Company’s common stock. Subsequent to December 31, 2017, the Company entered into $0.4 billion of Subscription Agreements with investors, which increased the Capital Commitments to $5.5 billion ($4.2 billion undrawn).

As of December 31, 2016, the Company had $2.3 billion in total Capital Commitments from investors ($1.6 billion undrawn), of which $112.4 million is from executives of the Adviser ($63.8 million undrawn). These undrawn Capital Commitments will no longer remain in effect following the completion of an initial public offering of the Company’s common stock.

From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of its business. At December 31, 2017, management is not aware of any pending or threatened litigation.

2023 Notes

As of December 31, 2017, $11.5 million of the 2023 Notes remained outstanding.

Owl Rock Capital Corporation

Notes to Consolidated Financial Statements (continued)

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

During the year ended December 31, 2017, the Company delivered the following capital call notices to investors:

Capital Drawdown Notice Date	Common Share Issuance Date	Number of Common Shares Issued	Aggregate Offering Price ($ in millions)
April 14, 2017	April 28, 2017	6,600,659	$100.0
May 11, 2017	May 24, 2017	8,350,033	125.0
May 26, 2017	June 9, 2017	9,966,777	150.0
August 23, 2017	September 6, 2017	3,297,331	50.0
September 15, 2017	September 28, 2017	9,813,875	149.9
November 1, 2017	November 15, 2017	11,527,619	175.0
Total		49,556,294	$749.9

During the year ended December 31, 2016, the Company delivered the following capital call notices to investors:

Capital Drawdown Notice Date	Common Share Issuance Date	Number of Common Shares Issued	Aggregate Offering Price ($ in millions)
March 17, 2016	March 30, 2016	3,333,344	$50.0
March 30, 2016	April 12, 2016	17,214	0.3
May 26, 2016	June 10, 2016	20,979,021	300.0
June 16, 2016	June 29, 2016	5,244,760	75.0
September 16, 2016	September 29, 2016	2,751,029	40.0
December 13, 2016	December 27, 2016	13,457,603	200.0
Total		45,782,971	$665.3
Distributions

The following table reflects the distributions declared on shares of the Company’s common stock during the year ended December 31, 2017:

	December 31, 2017
Date Declared	Record Date	Payment Date	Distribution per Share
March 7, 2017	March 7, 2017	March 15, 2017	$0.19
May 9, 2017	May 9, 2017	May 15, 2017	$0.24
August 8, 2017	August 8, 2017	August 15, 2017	$0.26
November 7, 2017	November 7, 2017	November 14, 2017	$0.32
November 7, 2017	December 31, 2017	January 31, 2018	$0.34

Owl Rock Capital Corporation

Notes to Consolidated Financial Statements (continued)

The following table reflects the distribution declared on shares of the Company’s common stock during the year ended December 31, 2016:

	December 31, 2016
Date Declared	Record Date	Payment Date	Distribution per Share
November 8, 2016	November 15, 2016	November 30, 2016	$0.06

On March 2, 2018, the Board declared a distribution of 90% of the Company’s estimated first quarter taxable income for shareholders of record on March 31, 2018, payable on April 30, 2018.

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

The following table reflects the common stock issued pursuant to the dividend reinvestment plan during the year ended December 31, 2017:

Date Declared	Record Date	Payment Date	Shares
March 7, 2017	March 7, 2017	March 15, 2017	270,178
May 9, 2017	May 9, 2017	May 15, 2017	504,892
August 8, 2017	August 8, 2017	August 15, 2017	776,833
November 7, 2017	November 7, 2017	November 14, 2017	1,018,085

The following table reflects the common stock issued pursuant to the dividend reinvestment plan during the year ended December 31, 2016:

Date Declared	Record Date	Payment Date	Shares
November 8, 2016	November 15, 2016	November 30, 2016	50,242

Repurchase Offers

The Company offered to repurchase up to $50 million of issued and outstanding shares of common stock at a purchase price of $15.09 per share. The offer to repurchase commenced on March 15, 2017 and expired on April 11, 2017. No shares were repurchased in connection with the tender offer.

Note 9. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per common share:

	Years Ended December 31,
($ in thousands, except per share amounts)	2017	2016
Increase (decrease) in net assets resulting from operations	$103,740	$16,637
Weighted average shares of common stock outstanding—basic and diluted	67,082,905	21,345,191
Earnings per common share-basic and diluted	$1.55	$0.78

Owl Rock Capital Corporation

Notes to Consolidated Financial Statements (continued)

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

The following reconciles the increase in net assets resulting from operations for the fiscal years ended December 31, 2017 and 2016 to undistributed taxable income at December 31, 2017 and 2016, respectively:

	Years Ended December 31,
($ in millions)	2017(1)	2016
Increase in net assets resulting from operations	$103.7	$16.6
Adjustments:
Net unrealized gain on investments	$(9.2)	$(7.6)
Other income (loss) for tax purposes, not book	3.2	—
Deferred organization costs	(0.1)	1.1
Other book-tax differences	1.1	1.0
Taxable Income	$98.7	$11.1

________________

(1)	Tax information for the fiscal year ended December 31, 2017 is estimated and is not considered final until the Company files its tax returns.

For the year ended December 31, 2017

All distributions declared for the calendar year ended December 31, 2017 were characterized as ordinary income. For the calendar year ended December 31, 2017 the Company had $6.9 million of undistributed ordinary income and $0.2 million of undistributed capital gains on a tax basis. For the year ended December 31, 2017, 88.3% of distributed ordinary income qualified as interest related dividend which is exempt from U.S. withholding tax applicable to non-U.S. shareholders.

During the year ended December 31, 2017, permanent differences were principally related to $0.9 million of recharacterization of prepayment penalties for tax purposes between ordinary income and capital gains, $0.8 million of non-deductible offering costs and $0.2 million attributable to U.S. federal excise taxes.

The tax cost of the Company’s investments at December 31, 2017 approximates their amortized cost.

For the year ended December 31, 2016

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

Owl Rock Capital Corporation

Notes to Consolidated Financial Statements (continued)

Note 11. Financial Highlights

The following are the financial highlights for a common share outstanding during years ended December 31, 2017 and 2016:

	For the Years Ended December 31,
($ in thousands, except share and per share amounts)	2017	2016
Per share data:
Net asset value, beginning of period	$14.85	$—
Net investment income(1)	1.40	0.42
Net realized and unrealized gain (loss) on investments	0.13	0.36
Total from operations	1.53	0.78
Issuance of common shares	—	14.13
Distributions declared from net investment income(2)	(1.35)	(0.06)
Total increase in net assets	0.18	14.85
Net asset value, end of period	$15.03	$14.85
Shares outstanding, end of period	97,959,595	45,833,313
Total Return(3)	10.6%	(0.6)%
Ratios / Supplemental Data(4)
Ratio of total expenses to average net assets	6.3%	6.5%
Ratio of net investment income to average net assets	9.0%	2.9%
Net assets, end of period	$1,472,579	$680,525
Weighted-average shares outstanding	67,082,905	21,345,191
Total capital commitments, end of period	$5,067,680	$2,313,237
Ratios of total contributed capital to total committed capital, end of period	27.9%	28.8%
Portfolio turnover rate	30.8%	25.4%
Year of formation	2015	2015

________________

(1)	The per share data was derived by using the weighted average shares outstanding during the period.
(2)	The per share data was derived using actual shares outstanding at the date of the relevant transaction.
(3)	Total return is calculated as the change in net asset value (“NAV”) per share during the period, plus distributions per share, if any, divided by the beginning NAV per share.
(4)	Does not include expenses of investment companies in which the Company invests.
(5)	For the year ended December 31, 2016, the ratios reflect amounts from the commencement of operations, March 3, 2016, through December 31, 2016 and are not annualized.

Note 12. Selected Quarterly Financial Data (Unaudited)

	For the three months ended
(amounts in thousands, except share and per share data)	March 31, 2017	June 30, 2017	September 30, 2017	December 31, 2017
Investment income	$23,313	$32,839	$47,354	$56,373
Net expenses	$10,529	$13,563	$18,979	$23,018
Net investment income (loss)	$12,784	$19,276	$28,375	$33,355
Net realized and unrealized gains (losses) on investments	$5,434	$776	$(1,093)	$4,833
Increase (decrease) in net assets resulting from operations	$18,218	$20,052	$27,282	$38,188
Net asset value per share as of the end of the quarter	$15.05	$15.15	$15.27	$15.03

Owl Rock Capital Corporation

Notes to Consolidated Financial Statements (continued)

	For the three months ended
(amounts in thousands, except share and per share data)	March 31, 2016	June 30, 2016	September 30, 2016	December 31, 2016
Investment income	$—	$629	$10,726	$17,449
Net expenses	$2,319	$3,226	$5,156	$9,097
Net investment income (loss)	$(2,319)	$(2,597)	$5,570	$8,352
Net realized and unrealized gains (losses) on investments	$—	$518	$2,422	$4,691
Increase (decrease) in net assets resulting from operations	$(2,319)	$(2,079)	$7,992	$13,043
Net asset value per share as of the end of the quarter	$14.30	$14.23	$14.50	$14.85

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

(b)	Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act). Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 COSO Framework). Based on our evaluation under the framework in Internal Control—Integrated Framework, management concluded that our internal control over financial reporting was effective as of December 31, 2017.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

This annual report does not include an attestation report of the company’s registered public accounting firm pursuant to the rules of the Securities and Exchange Commission.

(c)	Changes in Internal Controls Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Information in response to this item is incorporated by reference from our Proxy Statement relating to our 2018 annual meeting of shareholders. The Proxy Statement will be filed with the SEC within 120 days after the end of the fiscal year covered by this Form 10-K pursuant to Regulation 14A under the Exchange Act.

Item 11. Executive Compensation.

Information in response to this item is incorporated by reference from our Proxy Statement relating to our 2018 annual meeting of shareholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.

Information in response to this item is incorporated by reference from our Proxy Statement relating to our 2018 annual meeting of shareholders.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Information in response to this item is incorporated by reference from our Proxy Statement relating to our 2018 annual meeting of shareholders.

Item 14. Principal Accounting Fees and Services.

Information in response to this item is incorporated by reference from our Proxy Statement relating to our 2018 annual meeting of shareholders.

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

The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

Exhibit Number	Description
3.1	Articles of Amendment and Restatement, dated March 1, 2016 (incorporated by reference to the Company’s Registration Statement on Form 10, filed on April 11, 2016).

3.2	Bylaws, dated January 11, 2016 (incorporated by reference to the Company’s Registration Statement on Form 10, filed on April 11, 2016).

4.1	Form of Subscription agreement (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form 10, filed on March 3, 2016).

10.1	Investment Advisory Agreement, dated March 1, 2016 (incorporated by reference to Exhibit 10.1 to the Company’s quarterly report on Form 10-Q, filed on November 9, 2016).

10.2	Administration Agreement, dated March 1, 2016 (incorporated by reference to Exhibit 10.2 to the Registration Statement on Form 10, filed on April 11, 2016).

10.3

Lender Joinder Agreement between the Company and Wells Fargo Bank, National Association, dated March 13, 2017 (incorporated by reference to Exhibit 10.1 to the Company’s quarterly report on Form 10-Q, filed on May 10, 2017).

10.4	Amended and Restated Dividend Reinvestment Plan Effective as of May 9, 2017, (incorporated by reference to Exhibit 10.2 to the Company’s quarterly report on Form 10-Q, filed on May 10, 2017).

10.5	Form of Custodian Agreement (incorporated by reference to Exhibit 10.5 to the Registration Statement on Form 10, filed on April 11, 2016).

10.6	License Agreement, dated March 1, 2016 (incorporated by reference to Exhibit 10.6 to the Registration Statement on Form 10, filed on April 11, 2016).

10.7

Sebago Lake LLC Amended and Restated Limited Liability Company Agreement by and between Owl Rock Capital Corporation and Regents of the University of California, dated June 20, 2017 (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K, filed on June 22, 2017).

10.8	First Amendment to Senior Secured Revolving Credit Agreement, dated July 17, 2017 (incorporated by reference to Exhibit 10.4 to the Company’s quarterly report on Form 10-Q, filed on August 9, 2017).

10.9

First Amendment to Revolving Credit Agreement between the Company, Wells Fargo Bank, National Association and other lenders party thereto, dated November 2, 2017 (incorporated by reference to Exhibit 10.5 to the Company’s quarterly report on Form 10-Q, filed on November 8, 2017).

10.10

Lender Agreement between the Company and PNC Bank, National Association, dated November 2, 2017 (incorporated by reference to Exhibit 10.5 to the Company’s quarterly report on Form 10-Q, filed on November 8, 2017).

10.11	Lender Agreement between California Bank and Trust, dated December 1, 2017 (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K, filed on December 4, 2017).

10.12

Note Purchase Agreement by and between the Company and the purchasers party thereto, dated December 21, 2017 (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K, filed on December 22, 2017).

10.13

Loan and Servicing Agreement, by and among the Company, as Transferor and Servicer, ORCC Financing LLC, as Borrower, Morgan Stanley Asset Funding Inc., as Administrative Agent, State Street Bank and Trust Company, as the Collateral Agent and the Account Bank, Cortland Capital Market Services LLC, as Collateral Custodian and the banks and financial institutions from time to time party thereto as Lenders, dated December  21, 2017 (incorporated by reference to Exhibit 10.2 to the Company’s current report on Form 8-K, filed on December 22, 2017).

10.14

Sale and Contribution Agreement by and between the Company and ORCC Financing LLC, dated as of December 21, 2017 (incorporated by reference to Exhibit 10.2 to the Company’s current report on Form 8-K, filed on December 22, 2017).

10.15

Lender Joinder Agreement by and among Comerica, Wells Fargo and the Company, dated January 2, 2018 (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K, filed on January 3, 2018).

21.1*	Subsidiaries.

24	Power of attorney (included on the signature page hereto).

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

________________

*Filed herein

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Company Name

Date: March 2, 2018	By:	/s/ Alan Kirshenbaum
Alan Kirshenbaum
Chief Financial Officer and Chief Operating Officer

Each person whose signature appears below constitutes and appoints Craig W. Packer and Alan Kirshenbaum, and each of them, such person’s true and lawful attorney-in-fact and agent, with full power of substitution and revocation, for such person and in such person’s name, place and stead, in any and all capacities, to sign one or more Annual Reports on Form 10-K for the fiscal December 31, 2017, and any and all amendments thereto, and to file same with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as such person might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents and each of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities on March 2, 2018.

Name	Title

/s/ Craig W. Packer	Chief Executive Officer and Director
Craig W. Packer

/s/ Alan Kirshenbaum	Chief Financial Officer, Chief Operating Officer and Director
Alan Kirshenbaum

/s/ Douglas I. Ostrover	Director
Douglas I. Ostrover

/s/ Edward D’Alelio	Director and Chairman of the Board of Directors
Edward D’Alelio

/s/ Christopher M. Temple	Director and Chairman of the Audit Committee
Christopher M. Temple

/s/ Eric Kaye	Director and Chairman of the Nominating and Corporate Governance Committee
Eric Kaye

/s/ Brian Finn	Director
Brian Finn