Form 10-Q
period 2018-03-31
Owl Rock Capital Corp
filed 2018-05-09
CIK 1655888

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES ☒  NO ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files).    YES ☐  NO ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definition of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

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

As of May 8, 2018 the registrant had 124,997,818 shares of common stock, $0.01 par value per share, outstanding.

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

PART I. CONSOLIDATED FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

Owl Rock Capital Corporation

Consolidated Statements of Assets and Liabilities

(Amounts in thousands, except share and per share amounts)

	March 31, 2018 (Unaudited)	December 31, 2017
Assets
Investments at fair value
Non-controlled/non-affiliated investments (amortized cost of $2,933,142 and $2,307,886, respectively)	$2,954,918	$2,324,157
Controlled affiliated investments (amortized cost of $73,821 and $65,028, respectively)	74,328	65,599
Total investments at fair value (amortized cost of $3,006,963 and $2,372,914, respectively)	3,029,246	2,389,756
Cash (restricted cash of $3,321 and $2,638, respectively)	25,900	20,071
Receivable for investments sold	—	19,900
Interest receivable	12,689	8,984
Receivable from a controlled affiliate	2,505	3,503
Prepaid expenses and other assets	1,626	1,333
Total Assets	$3,071,966	$2,443,547
Liabilities
Debt (net of unamortized debt issuance costs of $14,505 and $12,568, respectively)	$1,338,495	$919,432
Management fee payable	12,035	11,152
Distribution payable	36,382	33,545
Payables to affiliates	1,062	2,330
Payable for investments purchased	350	—
Accrued expenses and other liabilities	9,684	4,509
Total Liabilities	1,398,008	970,968
Commitments and contingencies (Note 7)
Net Assets
Common shares $0.01 par value, 500,000,000 shares authorized; 110,538,421 and 97,959,595 shares issued and outstanding, respectively	1,105	980
Additional paid-in-capital	1,645,245	1,451,886
Accumulated undistributed net investment income	3,493	1,197
Net unrealized gain (loss) on investments	22,283	16,842
Undistributed net realized gains (losses)	1,832	1,674
Total Net Assets	1,673,958	1,472,579
Total Liabilities and Net Assets	$3,071,966	$2,443,547
Net Asset Value Per Share	$15.14	$15.03

The accompanying notes are an integral part of these consolidated financial statements.

Owl Rock Capital Corporation

Consolidated Statements of Operations

(Amounts in thousands, except share and per share amounts)

(Unaudited)

	For the Three Months Ended March 31,
	2018	2017
Investment Income
Investment income from non-controlled, non-affiliated investments:
Interest income	$61,289	$23,151
Other income	1,650	162
Total investment income from non-controlled, non-affiliated investments	62,939	23,313
Investment income from controlled, affiliated investments:
Dividend income	1,322	—
Other income	1,183	—
Total investment income from controlled, affiliated investments	2,505	—
Total Investment Income	65,444	23,313
Expenses
Interest expense	12,057	3,029
Management fee	12,035	5,011
Professional fees	1,412	1,259
Directors' fees	138	111
Other general and administrative	1,073	1,119
Total Expenses	26,715	10,529
Net Investment Income (Loss) Before Taxes	38,729	12,784
Excise tax expense	52	—
Net Investment Income (Loss) After Taxes	$38,677	$12,784
Net Realized and Unrealized Gain (Loss) on Investments
Net change in unrealized gain (loss):
Non-controlled, non-affiliated investments	$5,505	5,434
Controlled affiliated investments	(64)	—
Total Net Change in Unrealized Gain (Loss)	5,441	5,434
Net realized gain (loss):
Non-controlled, non-affiliated investments	158	—
Total Net Realized Gain (Loss)	158	—
Total Net Realized and Unrealized Gain (Loss) on Investments	5,599	5,434
Net Increase (Decrease) in Net Assets Resulting from Operations	$44,276	$18,218
Earnings Per Share - Basic and Diluted	$0.44	$0.40
Weighted Average Shares Outstanding - Basic and Diluted	100,924,120	45,884,347

The accompanying notes are an integral part of these consolidated financial statements.

Owl Rock Capital Corporation

Consolidated Schedules of Investments

As of March 31, 2018

(Amounts in thousands, except share amounts)

(Unaudited)

Company(1)(14)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(3)(21)	Fair Value	Percentage of Net Assets
Non-controlled/non-affiliated company investments(2)
Debt Investments
Advertising and media
PAK Acquisition Corporation (dba Valpak)(4)(5)	First lien senior secured loan	L + 8.00%	6/30/2022	$76,875	$75,625	$77,644	4.6%
Aerospace and defense
Vencore, Inc.(4)(5)	Second lien senior secured loan	L + 8.75%	5/23/2020	50,000	49,408	50,500	3.0%
Automotive
Mavis Tire Express Services Corp.(4)(5)(20)	Second lien senior secured loan	L + 7.50%	3/20/2026	155,000	151,565	151,513	9.1%
Mavis Tire Express Services Corp.(4)(10)(11)(12)(20)	Second lien senior secured delayed draw term loan	L + 7.50%	3/20/2020	-	(279)	(280)	-%
				155,000	151,286	151,233	9.1%
Buildings and real estate
DTZ U.S. Borrower, LLC (dba Cushman & Wakefield)(4)(6)(20)	Second lien senior secured loan	L + 7.75%	11/4/2022	125,000	123,912	124,063	7.4%
Business services
Access CIG, LLC(4)(5)(20)	Second lien senior secured loan	L + 7.75%	2/27/2026	29,510	29,225	29,215	1.6%
Access CIG, LLC(4)(10)(12)(20)	Second lien senior secured delayed draw term loan	L + 7.75%	8/27/2019	-	-	-	-%
CIBT Global, Inc.(4)(6)(20)	Second lien senior secured loan	L + 7.75%	6/1/2025	49,000	47,881	48,265	2.8%
GC Agile Holdings Limited (dba Apex Fund Services)(4)(5)(13)(20)	First lien senior secured loan	L + 6.50%	8/29/2023	38,329	37,624	38,329	2.3%
GC Agile Holdings Limited (dba Apex Fund Services)(4)(10)(11)(12)(13)(20)	First lien senior secured multi draw term loan	L + 6.50%	8/29/2019	-	(140)	-	-%
GC Agile Holdings Limited (dba Apex Fund Services)(4)(5)(10)(13)(20)	First lien senior secured revolving loan	L + 6.50%	8/29/2023	1,946	1,910	1,946	0.1%
Vistage International, Inc.(4)(5)(20)	Second lien senior secured loan	L + 8.00%	2/8/2026	43,500	43,137	43,064	2.6%
Vestcom Parent Holdings, Inc.(4)(5)	Second lien senior secured loan	L + 8.50%	6/19/2024	65,000	64,147	65,000	3.9%
				227,285	223,784	225,819	13.3%
Chemicals
Douglas Products and Packaging Company LLC(4)(6)(20)	First lien senior secured loan	L + 5.75%	3/29/2022	57,725	57,293	57,293	3.3%
Douglas Products and Packaging Company LLC(4)(10)(11)(20)	First lien senior secured revolving loan	L + 5.75%	3/29/2022	-	(47)	(47)	-%
				57,725	57,246	57,246	3.3%
Consumer products
Feradyne Outdoors, LLC(4)(6)(20)	First lien senior secured loan	L + 6.25%	5/25/2023	114,634	113,403	113,487	6.8%
Containers and packaging
Ring Container Technologies Group, LLC(4)(5)(20)	Second lien senior secured loan	L + 7.50%	10/31/2025	55,000	53,941	54,450	3.3%

Owl Rock Capital Corporation

Consolidated Schedules of Investments

As of March 31, 2018

(Amounts in thousands, except share amounts)

(Unaudited)

Company(1)(14)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(3)(21)	Fair Value	Percentage of Net Assets
Distribution
ABB/Con-cise Optical Group LLC(4)(6)(16)	First lien senior secured loan	L + 5.00%	6/15/2023	59,547	59,685	59,695	3.6%
ABB/Con-cise Optical Group LLC(4)(5)	Second lien senior secured loan	L + 9.00%	6/17/2024	25,000	24,367	24,750	1.5%
Dade Paper & Bag, LLC (dba Imperial-Dade)(4)(5)(20)	First lien senior secured loan	L + 7.44%	6/9/2024	37,490	36,861	37,447	2.2%
JM Swank, LLC(4)(6)	First lien senior secured loan	L + 7.50%	7/25/2022	118,274	116,266	118,274	7.1%
Medical Specialties Distributors, LLC(4)(6)	First lien senior secured loan	L + 5.75%	12/6/2022	95,870	95,074	95,870	5.7%
QC Supply, LLC(4)(5)	First lien senior secured loan	L + 6.00%	12/29/2022	26,169	25,630	25,907	1.5%
QC Supply, LLC(4)(5)(10)(12)	First lien senior secured delayed draw term loan	L + 6.00%	12/29/2018	8,689	8,421	8,602	0.5%
QC Supply, LLC(4)(5)(10)	First lien senior secured revolving loan	L + 6.00%	12/29/2021	1,988	1,894	1,938	0.1%
				373,027	368,198	372,483	22.2%
Education
Learning Care Group (US) No. 2 Inc.(4)(6)(20)	Second lien senior secured loan	L + 7.50%	3/13/2026	25,000	24,502	24,500	1.5%
Energy equipment and services
Keane Group Holdings, LLC(4)(6)(13)	First lien senior secured loan	L + 7.25%	8/18/2022	123,814	122,137	124,433	7.4%
Liberty Oilfield Services LLC(4)(5)(20)	First lien senior secured loan	L + 7.63%	9/19/2022	14,426	14,187	14,498	0.9%
				138,240	136,324	138,931	8.3%
Financial services
Cardinal US Holdings, Inc.(4)(6)(13)(20)	First lien senior secured loan	L + 5.00%	7/31/2023	64,178	59,949	60,327	3.6%
NMI Acquisitionco, Inc. (dba Network Merchants)(4)(5)(20)	First lien senior secured loan	L + 6.75%	9/6/2022	28,697	28,044	28,268	1.7%
NMI Acquisitionco, Inc. (dba Network Merchants)(4)(10)(11)(20)	First lien senior secured revolving loan	L + 6.75%	9/6/2022	-	(15)	(10)	-%
				92,875	87,978	88,585	5.3%
Food and beverage
Give and Go Prepared Foods Corp.(4)(6)(13)	Second lien senior secured loan	L + 8.50%	1/29/2024	42,000	41,609	41,580	2.5%
Recipe Acquisition Corp. (dba Roland Corporation)(4)(6)	Second lien senior secured loan	L + 9.00%	12/1/2022	32,000	31,506	32,000	1.9%
Tall Tree Foods, Inc.(4)(5)	First lien senior secured loan	L + 7.25%	8/12/2022	52,600	51,990	51,548	3.1%
				126,600	125,105	125,128	7.5%
Healthcare providers and services
Geodigm Corporation (dba National Dentex)(4)(6)(18)(20)	First lien senior secured loan	L + 6.54%	12/1/2021	78,430	77,753	78,430	4.7%

Owl Rock Capital Corporation

Consolidated Schedules of Investments

As of March 31, 2018

(Amounts in thousands, except share amounts)

(Unaudited)

Company(1)(14)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(3)(21)	Fair Value	Percentage of Net Assets
TC Holdings, LLC (dba TrialCard)(4)(5)(20)	First lien senior secured loan	L + 4.50%	11/14/2023	62,064	60,769	60,823	3.6%
TC Holdings, LLC (dba TrialCard)(4)(10)(11)(12)(20)	First lien senior secured delayed draw term loan	L + 4.50%	6/30/2019	-	(501)	(484)	-%
TC Holdings, LLC (dba TrialCard)(4)(10)(11)(20)	First lien senior secured revolving loan	L + 4.50%	11/14/2022	-	(103)	(100)	-%
				140,494	137,918	138,669	8.3%
Household products
Hayward Industries, Inc.(4)(5)(20)	Second lien senior secured loan	L + 8.25%	8/4/2025	72,500	71,133	71,775	4.3%
Human resource support services
SABA Software, Inc.(4)(5)(20)	First lien senior secured loan	L + 5.50%	5/1/2023	44,711	44,238	44,711	2.7%
SABA Software, Inc.(4)(10)(11)(20)	First lien senior secured revolving loan	L + 5.50%	5/1/2023	-	(52)	-	-%
				44,711	44,186	44,711	2.7%
Infrastructure and environmental services
FR Arsenal Holdings II Corp. (dba Applied-Cleveland Holdings, Inc.)(4)(6)	First lien senior secured loan	L + 7.25%	9/8/2022	103,350	101,566	103,350	6.2%
LineStar Integrity Services LLC(4)(6)(20)	First lien senior secured loan	L + 7.25%	2/12/2024	51,667	50,651	50,633	3.0%
LineStar Integrity Services LLC(4)(10)(11)(12)(20)	First lien senior secured delayed draw term loan	L + 7.25%	8/12/2019	-	(253)	(258)	-%
				155,017	151,964	153,725	9.2%
Insurance
CD&R TZ Purchaser, Inc. (dba Tranzact)(4)(6)	First lien senior secured loan	L + 6.00%	7/21/2023	34,475	32,793	34,130	2.0%
Internet software and services
Accela, Inc.(4)(6)	First lien senior secured loan	L + 6.25%	9/28/2023	53,730	52,478	52,924	3.2%
Accela, Inc.(4)(10)(11)	First lien senior secured revolving loan	L + 6.25%	9/28/2023	-	(137)	(90)	-%
Infoblox Inc.(4)(5)	Second lien senior secured loan	L + 8.75%	11/7/2024	30,000	29,483	30,000	1.8%
Trader Interactive, LLC (fka Dominion Web Solutions, LLC)(4)(5)(20)	First lien senior secured loan	L + 6.00%	6/17/2024	93,524	92,247	93,056	5.6%
Trader Interactive, LLC (fka Dominion Web Solutions, LLC)(4)(10)(11)(20)	First lien senior secured revolving loan	L + 6.00%	6/15/2023	-	(75)	(29)	-%
				177,254	173,996	175,861	10.6%
Leisure and entertainment
Troon Golf, L.L.C.(4)(6)(9)(18)(20)	First lien senior secured term loan A and B	L + 6.38% (TLA: L + 3.5%; TLB: L + 7.1%)	9/29/2023	166,244	163,908	164,581	9.8%
Troon Golf, L.L.C.(4)(10)(11)(20)	First lien senior secured revolving loan	L + 6.38%	9/29/2023	-	(198)	(144)	-%

Owl Rock Capital Corporation

Consolidated Schedules of Investments

As of March 31, 2018

(Amounts in thousands, except share amounts)

(Unaudited)

Company(1)(14)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(3)(21)	Fair Value	Percentage of Net Assets
UFC Holdings, LLC(4)(5)(16)	Second lien senior secured loan	L + 7.50%	8/18/2024	35,000	34,713	35,594	2.1%
				201,244	198,423	200,031	11.9%
Manufacturing
Ideal Tridon Holdings, Inc.(4)(8)(20)	First lien senior secured loan	P + 5.50%	7/31/2023	42,110	41,343	41,689	2.5%
Ideal Tridon Holdings, Inc.(4)(8)(10)(20)	First lien senior secured revolving loan	P + 5.50%	7/31/2022	964	881	916	0.1%
				43,074	42,224	42,605	2.6%
Oil and gas
Discovery DJ Services, LLC (dba Discovery Midstream Partners)(4)(7)(20)	First lien senior secured loan	L + 7.25%	10/25/2022	37,259	36,584	36,700	2.2%
Discovery DJ Services, LLC (dba Discovery Midstream Partners)(4)(10)(11)(20)	First lien senior secured revolving loan	L + 7.25%	10/25/2022	-	(50)	(41)	-%
Discovery DJ Services, LLC (dba Discovery Midstream Partners)(4)(5)(10)(20)	First lien senior secured delayed draw term loan	L + 7.25%	4/29/2019	5,520	4,965	5,064	0.3%
Zenith Energy U.S. Logistics Holdings, LLC(4)(5)(20)	First lien senior secured loan	L + 5.50%	12/21/2024	112,433	110,195	110,184	6.6%
Zenith Energy U.S. Logistics Holdings, LLC(4)(10)(20)	First lien senior secured delayed draw term loan	L + 5.50%	12/21/2024	-	-	-	-%
				155,212	151,694	151,907	9.1%
Professional services
Pomeroy Group LLC(4)(5)	First lien senior secured loan	L + 6.00%	11/30/2021	58,945	57,226	57,766	3.5%
Specialty retail
Saje Natural Business, Inc.(13)	Second lien senior secured loan	12.00% PIK	4/21/2022	38,770	38,202	36,444	2.2%
Galls, LLC(4)(6)(20)	First lien senior secured loan	L + 6.25%	1/31/2025	92,619	91,483	91,462	5.5%
Galls, LLC(4)(10)(11)(20)	First lien senior secured revolving loan	L + 6.25%	1/31/2024	-	(329)	(264)	-%
Galls, LLC(4)(6)(10)(12)(20)	First lien senior secured delayed draw term loan	L + 6.25%	1/31/2020	5,159	4,886	5,095	0.3%
				136,548	134,242	132,737	8.0
Telecommunications
DB Datacenter Holdings Inc.(4)(5)(20)	Second lien senior secured loan	L + 7.50%	4/3/2025	35,000	34,498	34,475	2.1%
Transportation
Lytx, Inc.(4)(5)(20)	First lien senior secured loan	L + 6.75%	8/31/2023	44,469	43,219	43,580	2.6%
Lytx, Inc.(4) (10)(11)(20)	First lien senior secured revolving loan	L + 6.75%	8/31/2022	-	(53)	(40)	-%

Owl Rock Capital Corporation

Consolidated Schedules of Investments

As of March 31, 2018

(Amounts in thousands, except share amounts)

(Unaudited)

Company(1)(14)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(3)(21)	Fair Value	Percentage of Net Assets
Motus, LLC and Runzheimer International LLC(4)(6)(20)	First lien senior secured loan	L + 6.75%	1/17/2024	67,600	65,955	65,910	3.9%
Motus, LLC and Runzheimer International LLC(4)(6)(10)(20)	First lien senior secured revolving loan	L + 6.75%	1/17/2023	384	252	247	-%
				112,453	109,373	109,697	6.5%
Total non-controlled/non-affiliated portfolio company debt investments				2,984,188	2,930,382	2,952,158	176.4%
Equity Investments
Oil and gas
Discovery DJ Services, LLC (dba Discovery Midstream Partners)(20)	LLC Interest	N/A	N/A	2,760	2,760	2,760	0.2%
Total non-controlled/non-affiliated portfolio company equity investments				2,760	2,760	2,760	0.2%
Total non-controlled/non-affiliated portfolio company investments				2,986,948	2,933,142	2,954,918	176.6%

Controlled/affiliated portfolio company investments
Equity Investments
Investment funds and vehicles
Sebago Lake LLC(13)(15)(17)(19)		N/A	N/A	73,821	73,821	74,328	4.4%
Total controlled/affiliated portfolio company investments				73,821	73,821	74,328	4.4%
Total Investments				$3,060,769	$3,006,963	$3,029,246	181.0%

	Interest Rate Swaps as of March 31, 2018
	Company Receives	Company Pays	Maturity Date	Notional Amount	Hedged Instrument	Footnote Reference
Interest rate swap	4.75%	L + 2.545%	12/21/2021	$150,000	2023 Notes	Note 6
Total				$150,000

________________

(1)	Certain portfolio company investments are subject to contractual restrictions on sales.
(2)	Unless otherwise indicated, all investments are considered Level 3 investments.
(3)	The amortized cost represents the original cost adjusted for the amortization of discounts and premiums, as applicable, on debt investments using the effective interest method.
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

(5)	The interest rate on these loans is subject to 1 month LIBOR, which as of March 31, 2018 was 1.88%.
(6)	The interest rate on these loans is subject to 3 month LIBOR, which as of March 31, 2018 was 2.31%.
(7)	The interest rate on these loans is subject to 6 month LIBOR, which as of March 31, 2018 was 2.45%.
(8)	The interest rate on these loans is subject to the Prime Rate (“Prime” or “P”), which as of March 31, 2018 was 4.75%.
(9)

The first lien term loan is comprised of two components: Term Loan A and Term Loan B. The Company's Term Loan A and Term Loan B principal amounts are $32.2 million and $134.1 million, respectively. Both Term Loan A and Term Loan B have the same maturity date. Interest disclosed reflects the blended rate of the first lien term loan. The Term Loan A represents a ‘first out’ tranche and the Term Loan B represents a ‘last out’ tranche. The ‘first out’ tranche has priority as to the ‘last out’ tranche with respect to payments of principal, interest and any amounts due thereunder.

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

Owl Rock Capital Corporation

Consolidated Schedules of Investments

As of March 31, 2018

(Amounts in thousands, except share amounts)

(Unaudited)

(13)

This portfolio company is not a qualifying asset under Section 55(a) of the 1940 Act. Under the 1940 Act, the Company may not acquire any non-qualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of total assets. As of March 31, 2018, non-qualifying assets represented 12.7% of total assets as calculated in accordance with the regulatory requirements.

(14)

Unless otherwise indicated, the Company’s portfolio companies are pledged as collateral supporting the amounts outstanding under the Revolving Credit Facility and SPV Asset Facility. See Note 6 “Debt”.

(15)

As defined in the 1940 Act, the Company is deemed to be both an "Affiliated Person" and has "Control" of this portfolio company as the Company owns more than 25% of the portfolio company's outstanding voting securities or has the power to exercise control over management or policies of such portfolio company (including through a management agreement). Other than for purposes of the 1940 Act, the Company does not believe that it has control over this portfolio company. The Company’s investment in affiliates for the three months ended March 31, 2018, were as follows:

($ in thousands)	Fair Value as of December 31, 2017	Gross Additions	Gross Reductions	Change in Unrealized Gains (Losses)	Fair value as of March 31, 2018	Dividend Income	Other Income
Controlled Affiliates
Sebago Lake LLC	$65,599	$8,793	$—	$(64)	$74,328	$1,322	$1,183
Total Controlled Affiliates	$65,599	$8,793	$—	$(64)	$74,328	$1,322	$1,183

(16)	Level 2 investment.
(17)	Investment is not pledged as collateral for the credit facilities.
(18)

The Company may be entitled to receive additional interest as a result of an arrangement with other lenders in the syndication. In exchange for the higher interest rate, the “last-out” portion is at a greater risk of loss.

(19)	Investment measured at NAV.
(20)

Represents co-investment made with the Company’s affiliates in accordance with the terms of the exemptive relief that the Company received from the U.S. Securities and Exchange Commission. See Note 3 “Agreements and Related Party Transactions.”

(21)	The tax cost of the Company’s investments approximates their amortized cost.

The accompanying notes are an integral part of these consolidated financial statements.

Owl Rock Capital Corporation

Consolidated Schedules of Investments

As of December 31, 2017

(Amounts in thousands, except share amounts)

Company(1)(14)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(3)	Fair Value	Percentage of Net Assets
Non-controlled/non-affiliated company investments(2)
Debt Investments
Advertising and media
PAK Acquisition Corporation (dba Valpak)(4)(6)	First lien senior secured loan	L + 8.00%	6/30/2022	$77,900	$76,573	$78,290	5.3%
Aerospace and defense
Vencore, Inc.(4)(6)	Second lien senior secured loan	L + 8.75%	5/23/2020	50,000	49,347	50,500	3.4%
Buildings and real estate
DTZ U.S. Borrower, LLC (dba Cushman & Wakefield)(4)(6)	Second lien senior secured loan	L + 7.75%	11/4/2022	125,000	123,864	123,750	8.3%
Business services
Access Information(4)(5)(16)	First lien senior secured loan	L + 5.00%	10/17/2021	39,593	39,276	39,830	2.7%
Access Information(4)(5)	Second lien senior secured loan	L + 8.75%	10/17/2022	20,000	19,265	19,500	1.3%
CIBT Global, Inc. (4)(6)	Second lien senior secured loan	L + 7.75%	6/1/2025	49,000	47,854	48,020	3.3%
GC Agile Holdings Limited (dba Apex Fund Services)(4)(6)(13)	First lien senior secured loan	L + 6.50%	8/29/2023	38,426	37,692	37,657	2.6%
GC Agile Holdings Limited (dba Apex Fund Services)(4)(10)(11)(12)(13)	First lien senior secured multi draw term loan	L + 6.50%	8/29/2019	-	(147)	(156)	-%
GC Agile Holdings Limited (dba Apex Fund Services)(4)(10)(11)(13)	First lien senior secured revolving loan	L + 6.50%	8/29/2023	-	(37)	(39)	-%
Vestcom Parent Holdings, Inc.(4)(5)	Second lien senior secured loan	L + 8.50%	6/19/2024	65,000	64,123	64,675	4.4%
				212,019	208,026	209,487	14.3%
Consumer products
Feradyne Outdoors, LLC(4)(6)	First lien senior secured loan	L + 6.25%	5/25/2023	114,923	113,641	113,486	7.7%
Containers and packaging
Ring Container Technologies Group, LLC(4)(5)	Second lien senior secured loan	L + 7.50%	10/31/2025	55,000	53,917	53,900	3.7%
Distribution
ABB/Con-cise Optical Group LLC(4)(6)	First lien senior secured loan	L + 5.00%	6/15/2023	59,698	59,842	59,698	4.1%
ABB/Con-cise Optical Group LLC(4)(6)	Second lien senior secured loan	L + 9.00%	6/17/2024	25,000	24,350	24,750	1.7%
Dade Paper & Bag, LLC (dba Imperial-Dade)(4)(5)	First lien senior secured loan	L + 7.50%	6/9/2024	33,333	32,727	32,833	2.2%
JM Swank, LLC(4)(6)	First lien senior secured loan	L + 7.50%	7/25/2022	74,575	73,374	75,321	5.1%
Medical Specialties Distributors, LLC(4)(6)	First lien senior secured loan	L + 5.75%	12/6/2022	96,113	95,279	96,113	6.5%

Owl Rock Capital Corporation

Consolidated Schedules of Investments

As of December 31, 2017

(Amounts in thousands, except share amounts)

Company(1)(14)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(3)	Fair Value	Percentage of Net Assets
QC Supply, LLC(4)(5)	First lien senior secured loan	L + 6.00%	12/29/2022	26,235	25,672	25,973	1.8%
QC Supply, LLC(4)(5)(10)(12)	First lien senior secured delayed draw term loan	L + 6.00%	12/29/2018	2,484	2,282	2,319	0.2%
QC Supply, LLC(4)(5)(10)	First lien senior secured revolving loan	L + 6.00%	12/29/2021	1,988	1,888	1,938	0.1%
				319,426	315,414	318,945	21.7%
Energy equipment and services
Keane Group Holdings, LLC(4)(6)(13)	First lien senior secured loan	L + 7.25%	8/18/2022	124,126	122,367	124,747	8.4%
Liberty Oilfield Services LLC(4)(5)	First lien senior secured loan	L + 7.63%	9/19/2022	22,194	21,810	22,194	1.5%
				146,320	144,177	146,941	9.9%
Financial services
Cardinal US Holdings, Inc.(4)(7)(13)	First lien senior secured loan	L + 5.00%	7/31/2023	64,339	59,941	59,835	4.1%
NMI Acquisitionco, Inc. (dba Network Merchants)(4)(6)	First lien senior secured loan	L + 6.75%	9/6/2022	25,789	25,165	25,144	1.7%
NMI Acquisitionco, Inc. (dba Network Merchants)(4)(10)(11)	First lien senior secured revolving loan	L + 6.75%	9/6/2022	-	(16)	(16)	-%
				90,128	85,090	84,963	5.8%
Food and beverage
Give and Go Prepared Foods Corp.(4)(6)(13)	Second lien senior secured loan	L + 8.50%	1/29/2024	42,000	41,597	41,580	2.8%
Recipe Acquisition Corp. (dba Roland Corporation)(4)(6)	Second lien senior secured loan	L + 9.00%	12/1/2022	32,000	31,486	32,000	2.2%
Tall Tree Foods, Inc.(4)(5)	First lien senior secured loan	L + 7.25%	8/12/2022	58,750	58,037	57,869	3.9%
				132,750	131,120	131,449	8.9%
Healthcare providers and services
Geodigm Corporation (dba National Dentex)(4)(6)(18)	First lien senior secured loan	L + 6.54%	12/1/2021	78,627	77,910	78,234	5.3%
PetVet Care Centers, LLC(4)(6)	First lien senior secured loan	L + 6.00%	6/8/2023	31,203	30,917	31,203	2.1%
PetVet Care Centers, LLC(4)(6)(10)(12)	First lien senior secured delayed draw term loan	L + 6.00%	6/8/2019	9,702	9,569	9,702	0.7%
PetVet Care Centers, LLC(4)(8)(10)	First lien senior secured revolving loan	P + 5.00%	6/8/2023	2,940	2,913	2,940	0.2%
TC Holdings, LLC (dba TrialCard)(4)(5)	First lien senior secured loan	L + 4.50%	11/14/2023	62,220	60,874	60,845	4.1%
TC Holdings, LLC (dba TrialCard)(4)(10)(11)(12)	First lien senior secured delayed draw term loan	L + 4.50%	6/30/2019	-	(523)	(536)	-%
TC Holdings, LLC (dba TrialCard)(4)(10)(11)	First lien senior secured revolving loan	L + 4.50%	11/14/2022	-	(108)	(111)	-%
				184,692	181,552	182,277	12.4%
Household products
Hayward Industries, Inc.(4)(5)	Second lien senior secured loan	L + 8.25%	8/4/2025	72,500	71,102	71,413	4.8%

Owl Rock Capital Corporation

Consolidated Schedules of Investments

As of December 31, 2017

(Amounts in thousands, except share amounts)

Company(1)(14)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(3)	Fair Value	Percentage of Net Assets
Human resource support services
SABA Software, Inc.(4)(6)	First lien senior secured loan	L + 5.50%	5/1/2023	44,824	44,331	44,600	3.0%
SABA Software, Inc.(4)(10)(11)	First lien senior secured revolving loan	L + 5.50%	5/1/2023	-	(55)	(25)	-%
				44,824	44,276	44,575	3.0%
Infrastructure and environmental services
FR Arsenal Holdings II Corp. (dba Applied-Cleveland Holdings, Inc.)(4)(6)	First lien senior secured loan	L + 7.25%	9/8/2022	74,112	72,878	74,483	5.1%
Insurance
CD&R TZ Purchaser, Inc. (dba Tranzact)(4)(6)	First lien senior secured loan	L + 6.00%	7/21/2023	34,563	32,814	33,871	2.3%
Internet software and services
Accela, Inc.(4)(6)	First lien senior secured loan	L + 6.25%	9/28/2023	53,865	52,565	52,518	3.6%
Accela, Inc.(4)(8)(10)	First lien senior secured revolving loan	P + 5.25%	9/28/2023	1,755	1,612	1,605	0.1%
Infoblox Inc.(4)(5)	Second lien senior secured loan	L + 8.75%	11/7/2024	30,000	29,471	29,700	2.0%
Trader Interactive, LLC (fka Dominion Web Solutions, LLC)(4)(5)	First lien senior secured loan	L + 6.00%	6/17/2024	93,760	92,440	92,353	6.3%
Trader Interactive, LLC (fka Dominion Web Solutions, LLC)(4)(10)(11)	First lien senior secured revolving loan	L + 6.00%	6/15/2023	-	(79)	(87)	-%
				179,380	176,009	176,089	12.0%
Leisure and entertainment
Troon Golf, L.L.C.(4)(6)(9)	First lien senior secured term loan A and B	L + 6.38% (TLA: L + 3.5%; TLB: L + 7.1%)	9/29/2023	148,700	146,546	146,470	9.9%
Troon Golf, L.L.C.(4)(10)(11)	First lien senior secured revolving loan	L + 6.38%	9/29/2023	-	(207)	(216)	-%
UFC Holdings, LLC(4)(5)(16)	Second lien senior secured loan	L + 7.50%	8/18/2024	35,000	34,705	35,497	2.4%
				183,700	181,044	181,751	12.3%
Manufacturing
Ideal Tridon Holdings, Inc.(4)(8)	First lien senior secured loan	P + 5.50%	7/31/2023	42,216	41,419	41,583	2.8%
Ideal Tridon Holdings, Inc.(4)(8)(10)	First lien senior secured revolving loan	P + 5.50%	7/31/2022	964	876	892	0.1%
Pexco LLC (dba Spectrum Plastic Group)(4)(6)	Second lien senior secured loan	L + 8.00%	5/8/2025	37,000	36,683	37,000	2.5%
				80,180	78,978	79,475	5.4%

Owl Rock Capital Corporation

Consolidated Schedules of Investments

As of December 31, 2017

(Amounts in thousands, except share amounts)

Company(1)(14)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(3)	Fair Value	Percentage of Net Assets
Oil and gas
Discovery DJ Services, LLC (dba Discovery Midstream Partners)(4)(7)	First lien senior secured loan	L + 7.25%	10/25/2022	37,259	36,554	36,513	2.5%
Discovery DJ Services, LLC (dba Discovery Midstream Partners)(4)(10)(11)	First lien senior secured revolving loan	L + 7.25%	10/25/2022	-	(53)	(55)	-%
Discovery DJ Services, LLC (dba Discovery Midstream Partners)(4)(10)(11)(12)	First lien senior secured delayed draw term loan	L + 7.25%	4/25/2019	-	(585)	(607)	-%
				37,259	35,916	35,851	2.5%
Professional services
Pomeroy Group LLC(4)(6)	First lien senior secured loan	L + 6.00%	11/30/2021	59,095	57,273	57,618	3.9%
Specialty retail
Saje Natural Business, Inc.(13)	Second lien senior secured loan	12.00% PIK	4/21/2022	37,656	37,061	37,091	2.5%
Transportation
Lytx, Inc.(4)(6)	First lien senior secured loan	L + 6.75%	8/31/2023	36,146	35,110	35,242	2.4%
Lytx, Inc.(4)(10)(11)	First lien senior secured revolving loan	L + 6.75%	8/31/2022	-	(56)	(50)	-%
				36,146	35,054	35,192	2.4%
Total non-controlled/non-affiliated portfolio company debt investments				2,347,573	2,305,126	2,321,397	157.6%
Equity Investments
Oil and gas
Discovery DJ Services, LLC (dba Discovery Midstream Partners)	LLC Interest	N/A	N/A	2,760	2,760	2,760	0.2%
Total non-controlled/non-affiliated portfolio company equity investments				2,760	2,760	2,760	0.2%
Total non-controlled/non-affiliated portfolio company investments				2,350,333	2,307,886	2,324,157	157.8%

Controlled/affiliated portfolio company investments
Equity Investments
Investment funds and vehicles
Sebago Lake LLC(13)(15)(17)		N/A	N/A	65,028	65,028	65,599	4.5%
Total controlled/affiliated portfolio company investments				65,028	65,028	65,599	4.5%
Total Investments				$2,415,361	$2,372,914	$2,389,756	162.3%

	Interest Rate Swaps as of December 31, 2017
	Company Receives	Company Pays	Maturity Date	Notional Amount	Hedged Instrument	Footnote Reference
Interest rate swap	4.75%	L + 2.545%	12/21/2021	$150,000	2023 Notes	Note 6
Total				$150,000

________________

(1)	Certain portfolio company investments are subject to contractual restrictions on sales.
(2)	Unless otherwise indicated, all investments are considered Level 3 investments.
(3)	The amortized cost represents the original cost adjusted for the amortization of discounts and premiums, as applicable, on debt investments using the effective interest method.
(4)

Loan contains a variable rate structure and may be subject to an interest rate floor. Variable rate loans bear interest at a rate that may be determined by reference to either the London Interbank Offered Rate (“LIBOR” or “L”) (which can include one-, two-, three- or six-

Owl Rock Capital Corporation

Consolidated Schedules of Investments

As of December 31, 2017

(Amounts in thousands, except share amounts)

month LIBOR) or an alternate base rate (which can include the Federal Funds Effective Rate or the Prime Rate), at the borrower’s option, and which reset periodically based on the terms of the loan agreement.

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

Owl Rock Capital Corporation

Consolidated Statements of Changes in Net Assets

(Amounts in thousands)

(Unaudited)

	For the Three Months Ended March 31,
	2018	2017
Increase (Decrease) in Net Assets Resulting from Operations
Net investment income (loss)	$38,677	$12,784
Net unrealized gain (loss) on investments	5,441	5,434
Net realized gain (loss) on investments	158	—
Net Increase (Decrease) in Net Assets Resulting from Operations	44,276	18,218
Distributions
Distributions declared from net investment income	(36,382)	(8,700)
Net Decrease in Net Assets Resulting from Shareholders' Distributions	(36,382)	(8,700)
Capital Share Transactions
Issuance of common shares	174,971	—
Reinvestment of distributions	18,514	4,012
Net Increase in Net Assets Resulting from Capital Share Transactions	193,485	4,012
Total Increase in Net Assets	201,379	13,530
Net Assets, at beginning of period	1,472,579	680,525
Net Assets, at end of period	$1,673,958	$694,055
Undistributed Net Investment Income (Loss) Included in Net Assets at the End of the Period	$3,493	$11,966

The accompanying notes are an integral part of these consolidated financial statements.

Owl Rock Capital Corporation

Consolidated Statements of Cash Flows

(Amounts in thousands)

(Unaudited)

	For the Three Months Ended March 31,
	2018	2017
Cash Flows from Operating Activities
Net Increase (Decrease) in Net Assets Resulting from Operations	$44,276	$18,218
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash used in operating activities:
Purchases of investments, net	(862,914)	(245,733)
Proceeds from investments, net	234,005	86,888
Net amortization of discount on investments	(3,867)	(1,121)
Payment-in-kind interest	(1,114)	—
Net change in unrealized (gain) loss on investments	(5,441)	(5,434)
Net realized (gain) loss	(158)	—
Amortization of debt issuance costs	1,095	518
Amortization of offering costs	213	235
Changes in operating assets and liabilities:
(Increase) decrease in receivable for investments sold	19,900	—
(Increase) decrease in interest receivable	(3,705)	(1,664)
(Increase) decrease in receivable from a controlled affiliate	998	—
(Increase) decrease in prepaid expenses and other assets	(343)	(139)
Increase (decrease) in management fee payable	883	446
Increase (decrease) in payables to affiliate	(1,268)	(903)
Increase (decrease) in payables for investments purchased	350	—
Increase (decrease) in accrued expenses and other liabilities	5,175	470
Net cash used in operating activities	(571,915)	(148,219)
Cash Flows from Financing Activities
Borrowings on Credit Facilities	716,000	445,000
Payments on Credit Facilities	(295,000)	(335,500)
Debt issuance costs	(3,032)	(5,022)
Proceeds from issuance of common shares	174,971	—
Offering costs paid	(164)	(200)
Cash distributions paid to shareholders	(15,031)	(4,688)
Net cash provided by financing activities	577,744	99,590
Net increase (decrease) in cash and restricted cash	5,829	(48,629)
Cash and restricted cash, beginning of period	20,071	209,353
Cash and restricted cash, end of period	$25,900	$160,724

Supplemental and Non-Cash Information
Interest paid during the period	$4,202	$2,036
Distributions declared during the period	$36,382	$8,700
Reinvestment of distributions during the period	$18,514	$4,012

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

In April 2016, the Company made its first portfolio company investment. On April 27, 2016, the Company formed a wholly-owned subsidiary, OR Lending LLC, a Delaware limited liability company, which holds a California finance lenders license and a Tennessee industrial loan and thrift certificate. OR Lending LLC originates loans to borrowers headquartered in California and Tennessee. On August 24, 2017, the Company formed a wholly-owned subsidiary, ORCC Financing LLC, a Delaware limited liability company. On October 18, 2017, the Company formed a wholly-owned subsidiary, OR DH LLC, a Delaware limited liability company. On March 20, 2018, the Company formed a wholly-owned subsidiary, ORCC Financing II LLC, a Delaware limited liability company.

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

From March 3, 2016 (the “Initial Closing”) through March 2, 2018, the Company conducted private offerings (each, a “Private Offering”) of common stock to accredited investors in reliance on exemptions from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”). At the closing of each Private Offering, each investor made a capital commitment (a “Capital Commitment”) to purchase shares of the Company’s common stock pursuant to a subscription agreement entered into with the Company. Investors are required to fund drawdowns to purchase shares of the Company’s common stock up to the amount of their respective Capital Commitment on an as-needed basis each time the Company delivers a drawdown notice to its investors. If the Company has not consummated a listing of its common shares on a national securities exchange (an “Exchange Listing”) by the five-year anniversary of the Initial Closing, subject to extension for two additional one-year periods, in the sole discretion of the Board, the Board (subject to any necessary shareholder approvals and applicable requirements of the 1940 Act) will use its commercially reasonable efforts to wind down and/or liquidate and dissolve the Company in an orderly manner.

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

Owl Rock Capital Corporation

Notes to Consolidated Financial Statements (Unaudited)

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

Owl Rock Capital Corporation

Notes to Consolidated Financial Statements (Unaudited)

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

Financial and Derivative Instruments

Pursuant to ASC 815 Derivatives and Hedging, further clarified by the FASB’s issuance of the Accounting Standards Update (“ASU”) No. 2017-12, Derivatives and Hedging, which was adopted early in 2017 by the Company, all derivative instruments entered into by the Company are designated as hedging instruments. For all derivative instruments designated as a hedge, the entire change in the fair value of the hedging instrument shall be recorded in the same line item of the Consolidated Statements of Operations as the hedged item. The Company’s derivative instruments are used to hedge the Company’s fixed rate debt, and therefore both the periodic payment and the change in fair value for the ineffective hedge, if applicable, will be recorded as components of interest expense in the Consolidated Statements of Operations.

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

Owl Rock Capital Corporation

Notes to Consolidated Financial Statements (Unaudited)

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

Owl Rock Capital Corporation

Notes to Consolidated Financial Statements (Unaudited)

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

Owl Rock Capital Corporation

Notes to Consolidated Financial Statements (Unaudited)

For the three months ended March 31, 2018 and 2017, the Company incurred expenses of approximately $0.7 million and $0.9 million, respectively, for costs and expenses reimbursable to the Adviser under the terms of the Administration Agreement.

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

For the three months ended March 31, 2018 and 2017, management fees were $12.0 million and $5.0 million, respectively.

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

Owl Rock Capital Corporation

Notes to Consolidated Financial Statements (Unaudited)

will the capital gains incentive fee payable pursuant to the Investment Advisory Agreement be in excess of the amount permitted by the Advisers Act, including Section 205 thereof.

There was no incentive fee for the three months ended March 31, 2018 and 2017.

Affiliated Transactions

The Company may be prohibited under the 1940 Act from conducting certain transactions with its affiliates without prior approval of the directors who are not interested persons, and in some cases, the prior approval of the SEC.  The Company, the Adviser and certain of its affiliates have been granted exemptive relief by the SEC to co-invest with other funds managed by the Adviser or its affiliates, including Owl Rock Capital Corporation II, in a manner consistent with our investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors. Pursuant to such exemptive relief, the Company generally is permitted to co-invest with certain of its affiliates if a “required majority” (as defined in Section 57(o) of the 1940 Act) of the Board make certain conclusions in connection with a co-investment transaction, including that (1) the terms of the transaction, including the consideration to be paid, are reasonable and fair to the Company and its shareholders and do not involve overreaching of the Company or its shareholders on the part of any person concerned, (2) the transaction is consistent with the interests of the Company’s shareholders and is consistent with its investment objective and strategies, and (3) the investment by its affiliates would not disadvantage the Company, and the Company’s participation would not be on a basis different from or less advantageous than that on which its affiliates are investing. The Adviser’s investment allocation policy incorporates the conditions of the exemptive relief and seeks to ensure equitable allocation of investment opportunities between the Company, Owl Rock Capital Corporation II and/or other funds managed by the Adviser or its affiliates. As a result of exemptive relief, there could be significant overlap in the Company’s investment portfolio and the investment portfolio of Owl Rock Capital Corporation II and/or other funds established by the Adviser that could avail themselves of the exemptive relief.

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

Investments at fair value and amortized cost consisted of the following as of March 31, 2018 and December 31, 2017:

	March 31, 2018		December 31, 2017
($ in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
First-lien senior secured debt investments	$2,037,432	$2,055,250	$1,640,301	$1,652,021
Second-lien senior secured debt investments	892,950	896,908	664,825	669,376
Equity investments	2,760	2,760	2,760	2,760
Investment funds and vehicles(1)	73,821	74,328	65,028	65,599
Total Investments	$3,006,963	$3,029,246	$2,372,914	$2,389,756

________________

(1)	Includes equity investment in Sebago Lake. See below, within Note 4, for more information regarding Sebago Lake.

Owl Rock Capital Corporation

Notes to Consolidated Financial Statements (Unaudited)

The industry composition of investments based on fair value as of March 31, 2018 and December 31, 2017 was as follows:

	March 31, 2018	December 31, 2017
Advertising and media	2.6%	3.3%
Aerospace and defense	1.7	2.1
Automotive	5.0	—
Buildings and real estate	4.1	5.2
Business services	7.5	8.8
Chemicals	1.9	—
Consumer products	3.7	4.7
Containers and packaging	1.8	2.3
Distribution	12.3	13.3
Education	0.8	—
Energy equipment and services	4.6	6.1
Financial services	2.9	3.6
Food and beverage	4.1	5.5
Healthcare providers and services	4.6	7.6
Household products	2.4	3.0
Human resource support services	1.5	1.9
Infrastructure and environmental services	5.1	3.1
Insurance	1.1	1.4
Internet software and services	5.8	7.4
Investment funds and vehicles (1)	2.5	2.7
Leisure and entertainment	6.6	7.6
Manufacturing	1.4	3.3
Oil and gas	5.1	1.6
Professional services	1.9	2.4
Specialty retail	4.4	1.6
Telecommunications	1.0	—
Transportation	3.6	1.5
Total	100.0%	100.0%

________________

(1)	Includes equity investment in Sebago Lake. See below, within Note 4, for more information regarding Sebago Lake.

The geographic composition of investments based on fair value as of March 31, 2018 and December 31, 2017 was as follows:

	March 31, 2018	December 31, 2017
United States:
Midwest	16.6%	16.9%
Northeast	18.6	15.7
South	42.3	42.1
West	16.6	17.9
Belgium	2.0	2.5
Canada	2.6	3.3
United Kingdom	1.3	1.6
Total	100.0%	100.0%

Sebago Lake LLC

Sebago Lake, a Delaware limited liability company, was formed as a joint venture between the Company and The Regents of the University of California (“Regents”) and commenced operations on June 20, 2017. Sebago Lake’s principal purpose is to make investments, primarily in senior secured loans that are made to middle-market companies or in broadly syndicated loans. Both the Company and Regents (the “Members”) have a 50% economic ownership in Sebago Lake. It is anticipated that each of the Members will contribute up to $100 million to Sebago Lake. As of March 31, 2018, each Member has funded $73.8 million of their $100

Owl Rock Capital Corporation

Notes to Consolidated Financial Statements (Unaudited)

million subscriptions. Sebago Lake is managed by the Members, each of which have equal voting rights. Investment decisions must be approved by each of the Members.

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

As of March 31, 2018 and December 31, 2017, Sebago Lake had total investments in senior secured debt at fair value of $408.7 and $330.0 million, respectively. The determination of fair value is in accordance with ASC 820; however, such fair value is not included in the Board’s valuation process described herein. The following table is a summary of Sebago Lake’s portfolio as well as a listing of the portfolio investments in Sebago Lake’s portfolio as of March 31, 2018 and December 31, 2017:

($ in thousands)	March 31, 2018	December 31, 2017
Total senior secured debt investments(1)	$413,124	$332,499
Weighted average spread over LIBOR(1)	4.71%	4.71%
Number of portfolio companies	14	12
Largest funded investment to a single borrower(1)	$50,000	$46,646

________________

(1)	At par.

Owl Rock Capital Corporation

Notes to Consolidated Financial Statements (Unaudited)

Sebago Lake's Portfolio as of March 31, 2018
Company(1)(2)(4)(5)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(3)	Fair Value	Percentage of Members' Equity
Debt Investments
Aerospace and defense
Applied Composites Holdings, LLC (fka AC&A Enterprises Holdings, LLC)(9)	First lien senior secured loan	L + 5.50%	12/21/2023	$31,616	$31,005	$31,015	20.9%
Applied Composites Holdings, LLC (fka AC&A Enterprises Holdings, LLC)(8)(13)	First lien senior secured delayed draw term loan	L + 5.50%	12/21/2023	4,200	4,119	4,158	2.8%
Applied Composites Holdings, LLC (fka AC&A Enterprises Holdings, LLC)(10)(11)(13)	First lien senior secured revolving loan	L + 5.50%	12/21/2022	-	(57)	(57)	-%
				35,816	35,067	35,116	23.7%
Consumer products
Decolin Inc. (dba Laces Group, Inc.)(6)	First lien senior secured loan	L + 4.50%	12/27/2023	16,958	16,887	16,873	11.4%
Distribution
Sierra Acquisition, Inc (dba Lyons Magnus)(6)	First lien senior secured loan	L + 4.25%	11/10/2024	19,950	19,865	20,110	13.5%
Education
SSH Group Holdings, Inc.(8)	First lien senior secured loan	L + 5.00%	10/2/2024	17,456	17,293	17,299	11.6%
Food and beverage
DecoPac, Inc.(8)	First lien senior secured loan	L + 4.25%	9/30/2024	21,214	21,119	21,108	14.2%
DecoPac, Inc.(8)(10)(13)	First lien senior secured revolving loan	L + 4.25%	9/29/2023	500	484	482	0.3%
Give & Go Prepared Foods Corp.(8)	First lien senior secured loan	L + 4.25%	7/29/2023	24,875	24,818	24,875	16.7%
Sovos Brands Intermediate, Inc.(7)	First lien senior secured loan	L + 4.50%	7/18/2024	43,027	41,832	41,865	28.2%
Sovos Brands Intermediate, Inc.(10)(11)(13)	First lien senior secured revolving loan	L + 4.50%	7/18/2022	-	(120)	(115)	(0.1)%
				89,616	88,133	88,215	59.3%
Healthcare equipment and supplies
Beaver-Visitec International Holdings, Inc.(8)	First lien senior secured loan	L + 5.00%	8/21/2023	46,528	46,100	46,109	31.0%
Healthcare providers and services
Covenant Surgical Partners, Inc.(8)	First lien senior secured loan	L + 4.75%	10/4/2024	23,019	22,968	22,973	15.5%
Covenant Surgical Partners, Inc.(8)(10)(13)	First lien senior secured delayed draw term loan	L + 4.75%	10/4/2024	3,576	3,560	3,562	2.4%
				26,595	26,528	26,535	17.9%
Insurance
USRP Holdings, Inc.(6)	First lien senior secured loan	L + 4.25%	3/29/2025	35,000	34,174	34,125	23.0%
USRP Holdings, Inc.(10)(11)(12)(13)	First lien senior secured delayed draw term loan	L + 4.25%	3/29/2020	-	(218)	(219)	(0.1)%
USRP Holdings, Inc.(10)(11)(13)	First lien senior secured revolving loan	L + 4.25%	3/29/2023	-	(187)	(188)	(0.1)%
Worley Claims Services, LLC(6)	First lien senior secured loan	L + 5.50%	8/7/2022	17,205	17,061	17,205	11.5%
Worley Claims Services, LLC(10)(11)(12)(13)	First lien senior secured delayed draw term loan	L + 5.50%	2/7/2019	-	(34)	39	-%
				52,205	50,796	50,962	34.3%

Owl Rock Capital Corporation

Notes to Consolidated Financial Statements (Unaudited)

Sebago Lake's Portfolio as of March 31, 2018
Company(1)(2)(4)(5)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(3)	Fair Value	Percentage of Members' Equity
Internet software and services
DigiCert, Inc.(8)(14)	First lien senior secured loan	L + 4.75%	10/31/2024	43,000	42,805	43,473	29.2%
Leisure and entertainment
Interstate Hotels & Resorts, Inc(8)	First lien senior secured loan	L + 4.75%	5/3/2022	50,000	48,839	48,800	32.8%
Manufacturing
Blount International, Inc.(6)(14)	First lien senior secured loan	L + 4.25%	4/12/2023	15,000	14,965	15,188	10.2%
Total Debt Investments				$413,124	$407,278	$408,680	$274.9%
Total Investments				$413,124	$407,278	$408,680	274.9%

________________

(1)	Certain portfolio company investments are subject to contractual restrictions on sales.
(2)	Unless otherwise indicated, Sebago Lake’s portfolio companies are pledged as collateral supporting the amounts outstanding under Sebago Lake’s credit facility.
(3)	The amortized cost represents the original cost adjusted for the amortization of discounts and premiums, as applicable, on debt investments using the effective interest method.
(4)	Unless otherwise indicated, all investments are considered Level 3 investments.
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

(6)	The interest rate on these loans is subject to 1 month LIBOR, which as of March 31, 2018 was 1.88%.
(7)	The interest rate on these loans is subject to 2 month LIBOR, which as of March 31, 2018 was 2.00%.
(8)	The interest rate on these loans is subject to 3 month LIBOR, which as of March 31, 2018 was 2.31%.
(9)	The interest rate on these loans is subject to 6 month LIBOR, which as of March 31, 2018 was 2.45%.
(10)	Position or portion thereof is an unfunded loan commitment.
(11)

The negative cost is the result of the capitalized discount being greater than the principal amount outstanding on the loan. The negative fair value is the result of the capitalized discount on the loan.

(12)	The date disclosed represents the commitment period of the unfunded term loan. Upon expiration of the commitment period, the funded portion of the term loan may be subject to a longer maturity date.
(13)	Investment is not pledged as collateral under Sebago Lake’s credit facility.
(14)	Level 2 investment.

Owl Rock Capital Corporation

Notes to Consolidated Financial Statements (Unaudited)

Sebago Lake's Portfolio as of December 31, 2017
Company(1)(2)(4)(5)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(3)	Fair Value	Percentage of Members' Equity
Debt Investments
Aerospace and defense
AC&A Enterprises Holdings, LLC(8)	First lien senior secured loan	L + 5.50%	12/21/2023	$31,695	$31,062	$31,061	23.7%
AC&A Enterprises Holdings, LLC(9)(10)(12)	First lien senior secured delayed draw term loan	L + 5.50%	12/21/2023	-	(42)	(42)	-%
AC&A Enterprises Holdings, LLC(9)(10)(12)	First lien senior secured revolving loan	L + 5.50%	12/21/2022	-	(60)	(60)	-%
				31,695	30,960	30,959	23.7%
Distribution
FCX Holdings Corp.(6)	First lien senior secured loan	L + 4.25%	8/4/2020	26,626	26,501	26,493	20.2%
Sierra Acquisition, Inc(6)(13)	First lien senior secured loan	L + 4.25%	11/10/2024	20,000	19,912	20,160	15.4%
				46,626	46,413	46,653	35.6%
Education
SSH Group Holdings, Inc.(7)	First lien senior secured loan	L + 5.00%	10/2/2024	17,500	17,331	17,325	13.2%
Food and beverage
DecoPac, Inc.(7)	First lien senior secured loan	L + 4.25%	9/30/2024	21,214	21,116	21,108	16.1%
DecoPac, Inc.(7)(9)(12)	First lien senior secured revolving loan	L + 4.25%	9/29/2023	1,143	1,126	1,125	0.9%
Give & Go Prepared Foods Corp.(7)	First lien senior secured loan	L + 4.25%	7/29/2023	24,938	24,878	24,875	19.0%
Sovos Brands Intermediate, Inc.(7)	First lien senior secured loan	L + 4.50%	7/18/2024	43,135	41,899	41,927	32.0%
Sovos Brands Intermediate, Inc.(9)(10)(12)	First lien senior secured revolving loan	L + 4.50%	7/18/2022	-	(127)	(122)	(0.1)%
				90,430	88,892	88,913	67.9%
Healthcare equipment and services
Beaver-Visitec International Holdings, Inc.(7)	First lien senior secured loan	L + 5.00%	8/21/2023	46,646	46,201	46,179	35.2%
Covenant Surgical Partners, Inc.(7)	First lien senior secured loan	L + 4.75%	10/4/2024	23,077	23,023	23,021	17.5%
Covenant Surgical Partners, Inc.(7)(9)(12)	First lien senior secured delayed draw term loan	L + 4.75%	10/4/2024	1,277	1,260	1,260	1.0%
				71,000	70,484	70,460	53.7%
Insurance
Worley Claims Services, LLC(6)	First lien senior secured loan	L + 5.50%	8/7/2022	17,248	17,098	17,095	13.0%
Worley Claims Services, LLC(9)(10)(11)(12)	First lien senior secured delayed draw term loan	L + 5.50%	2/7/2019	-	(35)	(38)	-%
				17,248	17,063	17,057	13.0%
Internet software and services
DigiCert, Inc.(7)(13)	First lien senior secured loan	L + 4.75%	10/31/2024	43,000	42,799	43,516	33.2%
Manufacturing
Blount International, Inc.(6)	First lien senior secured loan	L + 4.25%	4/12/2023	15,000	14,964	15,165	11.3%
Total Debt Investments				$332,499	$328,906	$330,048	251.6%
Total Investments				$332,499	$328,906	$330,048	251.6%

Owl Rock Capital Corporation

Notes to Consolidated Financial Statements (Unaudited)

________________

(1)	Certain portfolio company investments are subject to contractual restrictions on sales.
(2)	Unless otherwise indicated, Sebago Lake’s portfolio companies are pledged as collateral supporting the amounts outstanding under Sebago Lake’s credit facility.
(3)	The amortized cost represents the original cost adjusted for the amortization of discounts and premiums, as applicable, on debt investments using the effective interest method.
(4)	Unless otherwise indicated, all investments are considered Level 3 investments.
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

(11)	The date disclosed represents the commitment period of the unfunded term loan. Upon expiration of the commitment period, the funded portion of the term loan may be subject to a longer maturity date.
(12)	Investment is not pledged as collateral under Sebago Lake’s credit facility.
(13)	Level 2 investment.

Owl Rock Capital Corporation

Notes to Consolidated Financial Statements (Unaudited)

Below is selected balance sheet information for Sebago Lake as of March 31, 2018 and December 31, 2017:

($ in thousands)	March 31, 2018 (Unaudited)	December 31, 2017
Assets
Investments at fair value (amortized cost of $407,278 and $328,906, respectively)	$408,680	$330,048
Cash	5,647	7,519
Interest receivable	1,914	1,300
Prepaid expenses and other assets	45	71
Total Assets	$416,286	$338,938
Liabilities
Debt (net of unamortized debt issuance costs of $5,118 and $4,330, respectively)	$261,909	201,419
Loan origination and structuring fees payable	1,183	3,378
Distributions payable	2,645	250
Accrued expenses and other liabilities	1,893	2,692
Total Liabilities	267,630	207,739
Members' Equity
Members' Equity	148,656	131,199
Members' Equity	148,656	131,199
Total Liabilities and Members' Equity	$416,286	$338,938

Below is selected statement of operations information for Sebago Lake for the three months ended March 31, 2018:

($ in thousands)	For the Three Months Ended March 31, 2018
Investment Income
Interest income	$6,159
Other income	93
Total Investment Income	6,252
Expenses
Loan origination and structuring fee	$1,183
Interest expense	2,624
Professional fees	189
Total Expenses	3,996
Net Investment Income	$2,256
Net Unrealized Gain on Investments
Net Unrealized Gain on Investments	260
Total Net Unrealized Gain on Investments	260
Net Increase in Members' Equity Resulting from Operations	$2,516

Loan Origination and Structuring Fees

If the loan origination and structuring fees earned by Sebago Lake during a fiscal year exceed Sebago Lake’s expenses and other obligations (excluding financing costs), such excess is allocated to the Member(s) responsible for the origination of the loans pro rata in accordance with the total loan origination and structuring fees earned by Sebago Lake with respect to the loans originated by such Member; provided, that in no event will the amount allocated to a Member exceed 1% of the par value of the loans originated by such Member in any fiscal year. The loan origination and structuring fee is accrued quarterly and included in other income from controlled, affiliated investments on the Company’s Consolidated Statements of Operations and paid annually. For the period ended March 31, 2018, the Company accrued and received income based on loan origination and structuring fees of $1.2 million.

Owl Rock Capital Corporation

Notes to Consolidated Financial Statements (Unaudited)

Note 5. Fair Value of Investments

Investments

The following tables present the fair value hierarchy of investments as of March 31, 2018 and December 31, 2017:

	Fair Value Hierarchy as of March 31, 2018
($ in thousands)	Level 1	Level 2	Level 3	Total
First-lien senior secured debt investments	$—	$59,695	$1,995,555	$2,055,250
Second-lien senior secured debt investments	—	35,594	861,314	896,908
Equity investments	—	—	2,760	2,760
Subtotal	$—	$95,289	$2,859,629	$2,954,918
Investments measured at NAV(1)	—	—	—	74,328
Total Investments at fair value	$—	$95,289	$2,859,629	$3,029,246

________________

(1)	Includes equity investment in Sebago Lake.

	Fair Value Hierarchy as of December 31, 2017
($ in thousands)	Level 1	Level 2	Level 3	Total
First-lien senior secured debt investments	$—	$39,830	$1,612,191	$1,652,021
Second-lien senior secured debt investments	—	35,497	633,879	669,376
Equity investments	—	—	2,760	2,760
Subtotal	$—	$75,327	$2,248,830	$2,324,157
Investments measured at NAV(1)	—	—	—	65,599
Total Investments at fair value	$—	$75,327	$2,248,830	$2,389,756

________________

(1)	Includes equity investment in Sebago Lake.

The following tables present changes in the fair value of investments for which Level 3 inputs were used to determine the fair value as of and for the three months ended March 31, 2018 and 2017:

	As of and for the Three Months Ended March 31, 2018
($ in thousands)	First-lien senior secured debt investments	Second-lien senior secured debt investments	Equity Investments	Total
Fair value, beginning of period	$1,612,191	$633,879	$2,760	$2,248,830
Purchases of investments, net(1)	563,402	283,734	—	847,136
Proceeds from investments, net	(129,163)	(57,000)	—	(186,163)
Net change in unrealized gain (loss)	6,499	(684)	—	5,815
Net realized gains (losses)	158	—	—	158
Net amortization of discount on investments	2,166	1,385	—	3,551
Transfers into (out of) Level 3(2)	(59,698)	—	—	(59,698)
Fair value, end of period	$1,995,555	$861,314	$2,760	$2,859,629
________________

(1)	Purchases may include payment-in-kind (“PIK”).
(2)	Transfers between levels, if any, are recognized at the beginning of the quarter in which the transfers occur.

Owl Rock Capital Corporation

Notes to Consolidated Financial Statements (Unaudited)

	As of and for the Three Months Ended March 31, 2017
($ in thousands)	First-lien senior secured debt investments	Second-lien senior secured debt investments	Equity Investments	Total
Fair value, beginning of period	$574,776	$357,230	$—	$932,006
Purchases of investments, net	147,371	52,740	—	200,111
Proceeds from investments, net	(86,758)	—	—	(86,758)
Net change in unrealized gain (loss)	4,750	(42)	—	4,708
Net amortization of discount on investments	909	200	—	1,109
Transfers into (out of) Level 3(1)	—	—	—	—
Fair value, end of period	$641,048	$410,128	$—	$1,051,176

________________

(1)	Transfers between levels, if any, are recognized at the beginning of the quarter in which the transfers occur.

The following tables presents information with respect to net change in unrealized gains on investments for which Level 3 inputs were used in determining the fair value that are still held by the Company for the three months ended March 31, 2018 and 2017:

($ in thousands)	Net change in unrealized gain (loss) for the Three Months Ended March 31, 2018 on Investments Held at March 31, 2018	Net change in unrealized gain (loss) for the Three Months Ended March 31, 2017 on Investments Held at March 31, 2017
First-lien senior secured debt investments	$6,944	$4,976
Second-lien senior secured debt investments	(365)	(42)
Equity investments	—	—
Total Investments	$6,579	$4,934

The following tables present quantitative information about the significant unobservable inputs of the Company’s Level 3 investments as of March 31, 2018 and December 31, 2017. The tables are not intended to be all-inclusive but instead capture the significant unobservable inputs relevant to the Company’s determination of fair value.

	As of March 31, 2018
($ in thousands)	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)	Impact to Valuation from an Increase in Input
First-lien senior secured debt investments	$1,611,102	Yield Analysis	Market Yield	6.8%-12.0% (9.8%)	Decrease
	384,453	Recent Transaction	Transaction Price	97.5%-99.3% (98.3%)	Increase
Second-lien senior secured debt investments	$454,764	Yield Analysis	Market Yield	11.0%-13.1% (10.8%)	Decrease
	406,550	Recent Transaction	Transaction Price	97.8%-99.3% (98.5%)	Increase
Equity	$2,760	Market Approach	EBITDA Multiple	10.4x	Increase

Owl Rock Capital Corporation

Notes to Consolidated Financial Statements (Unaudited)

	As of December 31, 2017
($ in thousands)	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)	Impact to Valuation from an Increase in Input
First-lien senior secured debt investments	$1,431,179	Yield Analysis	Market Yield	6.4%-10.9% (9.4%)	Decrease
	181,012	Recent Transaction	Transaction Price	93.0-98.0 (96.2)	Increase
Second-lien senior secured debt investments	$456,229	Yield Analysis	Market Yield	10.9%-16.6% (12.2%)	Decrease
	177,650	Recent Transaction	Transaction Price	98.0-99.0 (98.7)	Increase
Equity	$2,760	Recent Transaction	Transaction Price	1.0	Increase

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

Financial Instruments Not Carried at Fair Value

The fair value of the Company’s credit facilities, which are categorized as Level 3 within the fair value hierarchy as of March 31, 2018 and December 31, 2017, approximates their carrying value. Additionally, the carrying amounts of the Company’s assets and liabilities, other than investments at fair value, approximate fair value due to their short maturities.

Owl Rock Capital Corporation

Notes to Consolidated Financial Statements (Unaudited)

Note 6. Debt

In accordance with the 1940 Act, with certain limitations, the Company is allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 200% (or 150% if certain conditions are met) after such borrowing. As of March 31, 2018 and December 31, 2017, the Company’s asset coverage was 223% and 258%, respectively.

Debt obligations consisted of the following as of March 31, 2018 and December 31, 2017:

	March 31, 2018
($ in thousands)	Aggregate Principal Committed	Outstanding Principal	Amount Available(1)	Net Carrying Value(2)
Subscription Credit Facility(3)	$900,000	$803,000	$92,411	$800,202
Revolving Credit Facility	590,000	—	590,000	(5,323)
SPV Asset Facility	400,000	400,000	—	395,673
2023 Notes	150,000	150,000	—	147,943
Total Debt	$2,040,000	$1,353,000	$682,411	$1,338,495

________________

(1)	The amount available reflects any limitations related to each credit facility’s borrowing base.
(2)

The carrying value of the Company’s Subscription Credit Facility, Revolving Credit Facility, SPV Asset Facility and the 2023 Notes are presented net of deferred financing costs of $2.8 million, $5.3 million, $4.3 million, and $2.1 million, respectively.

(3)	The amount available is reduced by $4.6 million of outstanding letters of credit.

	December 31, 2017
($ in thousands)	Aggregate Principal Committed	Outstanding Principal	Amount Available(1)	Net Carrying Value(2)
Subscription Credit Facility(3)	$900,000	$393,500	$502,711	$390,415
Revolving Credit Facility	400,000	—	400,000	(3,044)
SPV Asset Facility	400,000	400,000	—	395,463
2023 Notes(4)	150,000	138,500	11,500	136,598
Total Debt	$1,850,000	$932,000	$914,211	$919,432

________________

(1)	The amount available reflects any limitations related to each credit facility’s borrowing base.
(2)

The carrying value of the Company’s Subscription Credit Facility, Revolving Credit Facility, SPV Asset Facility and the 2023 Notes are presented net of deferred financing costs of $3.1 million, $3.0 million, $4.6 million, and $1.9 million, respectively.

(3)	The amount available is reduced by $3.8 million of outstanding letters of credit.
(4)	Amounts available were issued January 30, 2018.

For the three months ended March 31, 2018 and 2017, the components of interest expense were as follows:

	Three Months Ended March 31,
($ in thousands)	2018	2017
Interest expense	$10,962	$2,511
Amortization of debt issuance costs	1,095	518
Total Interest Expense	$12,057	$3,029
Average interest rate	3.63%	2.44%
Average daily borrowings	$1,146,078	$341,761

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

Revolving Credit Facility

On February 1, 2017, the Company entered into a senior secured revolving credit agreement (the “Original Revolving Credit Facility”). On March 29, 2018, the Company entered into the First Omnibus Amendment to Senior Secured Revolving Credit Agreement and Guarantee and Security Agreement (the “Amendment”; the Original Revolving Credit Facility as amended by that certain First Amendment to Senior Secured Revolving Credit Agreement, dated as of July 17, 2017 and the Amendment, the “Revolving Credit Facility”). The parties to the Revolving Credit Facility include the Company, as Borrower, the lenders from time to time parties thereto (each a “Lender” and collectively, the “Lenders”) and SunTrust Robinson Humphrey, Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated as Joint Lead Arrangers and Joint Book Runners, SunTrust Bank as Administrative Agent and Bank of America, N.A. as Syndication Agent.

Owl Rock Capital Corporation

Notes to Consolidated Financial Statements (Unaudited)

The Revolving Credit Facility is guaranteed by OR Lending LLC, a subsidiary of the Company, and will be guaranteed by certain domestic subsidiaries of the Company that are formed or acquired by the Company in the future (collectively, the “Guarantors”). Proceeds of the Revolving Credit Facility may be used for general corporate purposes, including the funding of portfolio investments.

The maximum principal amount of the Revolving Credit Facility is $590 million (increased from $400 million pursuant to the Amendment), subject to availability under the borrowing base, which is based on the Company’s portfolio investments and other outstanding indebtedness. Maximum capacity under the Revolving Credit Facility may be increased to $1.25 billion (increased from $750 million pursuant to the Amendment) through the exercise by the Borrower of an uncommitted accordion feature through which existing and new lenders may, at their option, agree to provide additional financing. The Revolving Credit Facility includes a $50 million limit for swingline loans and is secured by a perfected first-priority interest in substantially all of the portfolio investments held by the Company and each Guarantor, subject to certain exceptions.

The availability period under the Revolving Credit Facility will terminate on March 29, 2022 (“Revolving Credit Facility Commitment Termination Date”) and the Revolving Credit Facility will mature on March 29, 2023 (“Revolving Credit Facility Maturity Date”). During the period from the Revolving Credit Facility Commitment Termination Date to the Revolving Credit Facility Maturity Date, the Company will be obligated to make mandatory prepayments under the Revolving Credit Facility out of the proceeds of certain asset sales and other recovery events and equity and debt issuances.

The Company may borrow amounts in U.S. dollars or certain other permitted currencies. Amounts drawn under the Revolving Credit Facility will bear interest at either LIBOR plus 2.00% (decreased from 2.25% pursuant to the Amendment), or the prime rate plus 1.00% (decreased from 1.25% pursuant to the Amendment). The Company may elect either the LIBOR or prime rate at the time of drawdown, and loans may be converted from one rate to another at any time at the Company’s option, subject to certain conditions. The Company also pays a fee of 0.375% on undrawn amounts under the Revolving Credit Facility.

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

From time to time, the Company sells and contributes certain investments to ORCC Financing pursuant to a Sale and Contribution Agreement by and between the Company and ORCC Financing. No gain or loss is recognized as a result of the contribution. Proceeds from the SPV Asset Facility are used to finance the origination and acquisition of eligible assets by ORCC Financing, including the purchase of such assets from the Company.  The Company retains a residual interest in assets contributed to or acquired by ORCC Financing through our ownership of ORCC Financing. The maximum principal amount of the SPV Asset Facility is $400 million; the availability of this amount is subject to a borrowing base test, which is based on the value of ORCC Financing’s assets from time to time, and satisfaction of certain conditions, including certain concentration limits.

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

Owl Rock Capital Corporation

Notes to Consolidated Financial Statements (Unaudited)

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

In connection with the offering of the 2023 Notes, on December 21, 2017 the Company entered into an interest rate swap to continue to align the interest rates of its liabilities with its investment portfolio, which consists predominately of floating rate loans.  The notional amount of the interest rate swap is $150 million. The Company will receive fixed rate interest semi-annually at 4.75% and pay variable rate interest monthly based on the 1-month LIBOR plus 2.545%. The interest rate swap matures on December 21, 2021. For the three months ended March 31, 2018, the Company made periodic payments totaling $1.5 million. Pursuant to ASC 815 Derivatives and Hedging, the interest expense related to the 2023 Notes is offset by the proceeds received from the interest rate swap. The swap adjusted interest expense is included as a component of interest expense on the Company’s Consolidated Statements of Operations. As of March 31, 2018, the interest rate swap had a fair value of $(4.0) million, which represents a change in fair value of $(2.9) million. The change in fair value of the interest rate swap is equally offset by the change in fair value of the 2023 Notes.

Owl Rock Capital Corporation

Notes to Consolidated Financial Statements (Unaudited)

Note 7. Commitments and Contingencies

Portfolio Company Commitments

From time to time, the Company may enter into commitments to fund investments. As of March 31, 2018 and December 31, 2017, the Company had the following outstanding commitments to fund investments in current portfolio companies:

Portfolio Company	Investment	March 31, 2018	December 31, 2017
($ in thousands)
Accela, Inc.	First lien senior secured revolving loan	$6,000	$4,245
Access CIG, LLC	Second lien senior secured delayed draw term loan	5,490	—
Discovery DJ Services, LLC (dba Discovery Midstream Partners)	First lien senior secured revolving loan	2,760	2,760
Discovery DJ Services, LLC (dba Discovery Midstream Partners)	First lien senior secured delayed draw term loan	24,840	30,359
Douglas Products and Packaging Company LLC	First lien senior secured revolving loan	6,276	—
Galls, LLC	First lien senior secured revolving loan	21,082	—
Galls, LLC	First lien senior secured delayed draw term loan	34,527	—
GC Agile Holdings Limited (dba Apex Fund Services)	First lien senior secured multi draw term loan	7,782	7,782
GC Agile Holdings Limited (dba Apex Fund Services)	First lien senior secured revolving loan	-	1,946
Ideal Tridon Holdings, Inc.	First lien senior secured revolving loan	3,857	3,857
LineStar Integrity Services LLC	First lien senior secured delayed draw term loan	25,833	—
Lytx, Inc.	First lien senior secured revolving loan	2,033	2,013
Mavis Tire Express Services Corp.	Second lien senior secured delayed draw term loan	24,904	—
Motus, LLC and Runzheimer International LLC	First lien senior secured revolving loan	5,097	—
NMI Acquisitionco, Inc. (dba Network Merchants)	First lien senior secured revolving loan	646	646
PetVet Care Centers, LLC	First lien senior secured delayed draw term loan	-	4,981
QC Supply, LLC	First lien senior secured delayed draw term loan	7,867	14,078
QC Supply, LLC	First lien senior secured revolving loan	2,981	2,981
SABA Software, Inc.	First lien senior secured revolving loan	4,950	4,950
TC Holdings, LLC (dba TrialCard)	First lien senior secured delayed draw term loan	24,248	24,248
TC Holdings, LLC (dba TrialCard)	First lien senior secured revolving loan	5,033	5,034
Trader Interactive, LLC (fka Dominion Web Solutions, LLC)	First lien senior secured revolving loan	5,769	5,769
Troon Golf, L.L.C.	First lien senior secured revolving loan	14,426	14,426
Zenith Energy U.S. Logistics Holdings, LLC	First lien senior secured delayed draw term loan	17,567	—
Total Portfolio Company Commitments		$253,968	$130,075

The Company maintains sufficient capacity to cover outstanding unfunded portfolio company commitments that the Company may be required to fund.

Owl Rock Capital Corporation

Notes to Consolidated Financial Statements (Unaudited)

Other Commitments and Contingencies

As of March 31, 2018, the Company had $5.5 billion in total Capital Commitments from investors ($3.9 billion undrawn), of which $112.4 million is from executives of the Adviser ($63.5 million undrawn). These undrawn Capital Commitments will no longer remain in effect following the completion of an initial public offering of the Company’s common stock.

As of December 31, 2017, the Company had $5.1 billion in total Capital Commitments from investors ($3.7 billion undrawn), of which $112.4 million is from executives of the Adviser ($63.5 million undrawn). These undrawn Capital Commitments will no longer remain in effect following the completion of an initial public offering of the Company’s common stock.

From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of its business. At March 31, 2018, management is not aware of any pending or threatened litigation.

2023 Notes

As of December 31, 2017, $11.5 million of the 2023 Notes remained outstanding, which were subsequently issued in January 2018.

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

During the three months ended March 31, 2018, the Company delivered the following capital call notices to investors:

Capital Drawdown Notice Date	Common Share Issuance Date	Number of Common Shares Issued	Aggregate Offering Price ($ in millions)
March 5, 2018	March 16, 2018	11,347,030	$175.0
Total		11,347,030	$175.0

On April 5, 2018, the Company delivered a capital drawdown notice to its investors relating to the sale of approximately 13,149,244 shares of the Company’s common stock, par value $0.01 per share, for an aggregate offering price of $200.0 million.

During the three months ended March 31, 2017, the Company did not deliver any capital call notices to investors. On April 14, 2017, the Company delivered a capital drawdown notice to its investors relating to the sale of approximately 6,600,659 shares of the Company’s common stock, par value $0.01 per share, for an aggregate offering price of $100.0 million.

Distributions

The following table reflects the distributions declared on shares of the Company’s common stock during the three months ended March 31, 2018:

	March 31, 2018
Date Declared	Record Date	Payment Date	Distribution per Share
March 2, 2018	March 31, 2018	April 30, 2018	$0.33

Owl Rock Capital Corporation

Notes to Consolidated Financial Statements (Unaudited)

The following table reflects the distribution declared on shares of the Company’s common stock during the three months ended March 31, 2017:

	March 31, 2017
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

The following table reflects the common stock issued pursuant to the dividend reinvestment plan during the three months ended March 31, 2018:

Date Declared	Record Date	Payment Date	Shares
November 7, 2017	December 31, 2017	January 31, 2018	1,231,796

The following table reflects the common stock issued pursuant to the dividend reinvestment plan during the three months ended March 31, 2017:

Date Declared	Record Date	Payment Date	Shares
March 7, 2017	March 7, 2017	March 15, 2017	270,178

Repurchase Offers

During the three months ended March 31, 2018, the Company did not make an offer to repurchase issued and outstanding shares.

During the three months ended March 31, 2017, the Company offered to repurchase up to $50 million of issued and outstanding shares of common stock at a purchase price of $15.09 per share. The offer to repurchase commenced on March 15, 2017 and expired on April 11, 2017. No shares were repurchased in connection with the tender offer.

Note 9. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per common share:

	For the Three Months Ended March 31,
($ in thousands, except per share amounts)	2018	2017
Increase (decrease) in net assets resulting from operations	$44,276	$18,218
Weighted average shares of common stock outstanding—basic and diluted	100,924,120	45,884,347
Earnings per common share-basic and diluted	$0.44	$0.40

Owl Rock Capital Corporation

Notes to Consolidated Financial Statements (Unaudited)

Note 10. Financial Highlights

The following are the financial highlights for a common share outstanding during three months ended March 31, 2018 and 2017:

	For the Three Months Ended March 31,
($ in thousands, except share and per share amounts)	2018	2017
Per share data:
Net asset value, beginning of period	$15.03	$14.85
Net investment income(1)	0.38	0.28
Net realized and unrealized gain (loss) on investments	0.06	0.11
Total from operations	0.44	0.39
Distributions declared from net investment income(2)	(0.33)	(0.19)
Total increase in net assets	0.11	0.20
Net asset value, end of period	$15.14	$15.05
Shares outstanding, end of period	110,538,421	46,103,491
Total Return(3)	2.9%	2.7%
Ratios / Supplemental Data(4)
Ratio of total expenses to average net assets(5)	6.8%	6.3%
Ratio of net investment income to average net assets(5)	9.8%	7.6%
Net assets, end of period	$1,673,958	$694,055
Weighted-average shares outstanding	100,924,120	45,844,347
Total capital commitments, end of period	$5,471,943	$2,475,262
Ratios of total contributed capital to total committed capital, end of period	29.1%	26.9%
Portfolio turnover rate	8.2%	4.8%
Year of formation	2015	2015

________________

(1)	The per share data was derived by using the weighted average shares outstanding during the period.
(2)	The per share data was derived using actual shares outstanding at the date of the relevant transaction.
(3)	Total return is calculated as the change in net asset value (“NAV”) per share during the period, plus distributions per share, if any, divided by the beginning NAV per share.
(4)	Does not include expenses of investment companies in which the Company invests.
(5)	The ratio reflects an annualized amount, except in the case of non-recurring expenses (e.g. initial organization expenses).

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The information contained in this section should be read in conjunction with “ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS”.  This discussion contains forward-looking statements, which relate to future events or the future performance or financial condition of Owl Rock Capital Corporation and involves numerous risks and uncertainties, including, but not limited to, those described in our Form 10-K. This discussion also should be read in conjunction with the “Cautionary Statement Regarding Forward Looking Statements” set forth on page 2 of this Annual Report on Form 10-K and in “ITEM 1A. RISK FACTORS”. Actual results could differ materially from those implied or expressed in any forward-looking statements.

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

From March 3, 2016 (the “Initial Closing”) through March 2, 2018, we conducted private offerings (each, a “Private Offering”) of our common stock to accredited investors in reliance on exemptions from the registration requirements of the Securities Act of 1933, as amended. At the closing of each Private Offering, each investor made a capital commitment (a “Capital Commitment”) to purchase shares of our common stock pursuant to a subscription agreement entered into with the Company. Investors are required to fund drawdowns to purchase shares of our common stock up to the amount of their respective Capital Commitment on an as-needed basis each time we deliver a drawdown notice to our investors. As of March 31, 2018, we had $5.5 billion in total Capital Commitments from investors.  If we have not consummated a listing of our common stock on a national securities exchange (an "Exchange Listing") by the five-year anniversary of the Initial Closing, subject to extension for two additional one-year periods, in the sole discretion of the Board, the Board (subject to any necessary shareholder approvals and applicable requirements of the Investment Company Act of 1940 (the “1940 Act”)) will use its commercially reasonable efforts to wind down and/or liquidate and dissolve the Company in an orderly manner.

Placement activities were conducted by our officers and the Adviser. In addition, we entered into agreements with placement agents or broker-dealers to solicit investor Capital Commitments. Fees paid pursuant to these agreements will be paid by our Adviser.

The Adviser also serves as investment adviser to Owl Rock Capital Corporation II. Owl Rock Capital Corporation II is a corporation formed under the laws of the State of Maryland that, like us, has elected to be treated as a business development company (“BDC”) under the 1940 Act. Owl Rock Capital Corporation II’s investment objective is similar to ours, which is to generate current income, and to a lesser extent, capital appreciation by targeting investment opportunities with favorable risk-adjusted returns. On April 4, 2017, Owl Rock Capital Corporation II received subscription agreements totaling $10.0 million for the purchase of shares of its common stock from a private placement from certain individuals and entities affiliated with the Adviser, met its minimum offering requirement of $2.5 million, and issued 277,778 shares of common stock.  The purchase price of these shares was $9.00 per share, which represented Owl Rock Capital Corporation II’s initial public offering price of $9.47 per share, net of selling commissions and dealer manager fees. In April 2017, Owl Rock Capital Corporation II made its first portfolio company investment. As of March 31, 2018, Owl Rock Capital Corporation II had raised gross proceeds of approximately $151.4 million, including seed capital contributed by our Adviser in September 2016 and approximately $10.0 million in gross proceeds raised from certain individuals and entities affiliated with the Adviser.

We may be prohibited under the 1940 Act from conducting certain transactions with our affiliates without the prior approval of our directors who are not interested persons and, in some cases, the prior approval of the SEC.  We, our Adviser and certain affiliates have been granted exemptive relief by the SEC to permit us to co-invest with other funds managed by our Adviser or its affiliates, including Owl Rock Capital Corporation II, in a manner consistent with our investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors. Pursuant to such exemptive relief, we generally are permitted to co-invest with certain of our affiliates if a “required majority” (as defined in Section 57(o) of the 1940 Act) of our independent directors make certain conclusions in connection with a co-investment transaction, including that (1) the terms of the transactions, including the consideration to be paid, are reasonable and fair to us and our shareholders and do not involve overreaching by us or our shareholders on the part of any person concerned, (2) the transaction is consistent with the interests of our shareholders and is consistent with our investment objective and strategies, and (3) the investment by our affiliates would not disadvantage us, and our participation would not be on a basis different from or less advantageous than that on which our affiliates are investing. Our Adviser’s investment allocation policy incorporates the conditions of the exemptive relief and seeks to ensure equitable allocation of investment opportunities between us, Owl Rock Capital Corporation II and/or other funds managed by our Adviser or its affiliates. As a result of the exemptive relief, there could be significant overlap in our investment portfolio and the investment portfolio of Owl Rock Capital Corporation II and/or other funds established by the Adviser that could avail themselves of the exemptive relief.

On April 27, 2016, we formed a wholly-owned subsidiary, OR Lending LLC, a Delaware limited liability company, which holds a California finance lenders license and a Tennessee industrial loan and thrift certificate. OR Lending LLC originates loans to borrowers headquartered in California and Tennessee. On August 24, 2017, we formed a wholly-owned subsidiary, ORCC Financing LLC, a Delaware limited liability Company. On October 18, 2017, we formed a wholly-owned subsidiary, OR DH LLC, a Delaware limited liability company. On March 20, 2018, we formed a wholly-owned subsidiary, ORCC Financing II LLC, a Delaware limited liability company.

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

Our Investment Framework

We are a Maryland corporation organized primarily to originate and make loans to, and make debt and equity investments in, U.S. middle market companies. Our investment objective is to generate current income, and to a lesser extent, capital appreciation by targeting investment opportunities with favorable risk-adjusted returns. Since our Adviser began investment activities in April 2016 through March 31, 2018, our Adviser has originated $4.8 billion aggregate principal amount of investments, of which $4.0 billion of aggregate principal amount of investments prior to any subsequent exits or repayments, was retained by either us or Owl Rock Capital Corporation II, a BDC advised by our Adviser. In addition, since June 2016, we have originated $447.4 million of aggregate principal amount of investments prior to any subsequent exits or repayments, which was retained by Sebago Lake LLC (“Sebago Lake”). We seek to generate current income primarily in U.S. middle market companies through direct originations of senior secured loans or originations of unsecured loans, subordinated loans or mezzanine loans and, to a lesser extent, investments in equity-related securities including warrants, preferred stock and similar forms of senior equity.

We define “middle market companies” generally to mean companies with earnings before interest expense, income tax expense, depreciation and amortization, or “EBITDA,” between $10 million and $250 million annually and/or annual revenue of $50 million to $2.5 billion at the time of investment, although we may on occasion invest in smaller or larger companies if an opportunity presents itself.

As of March 31, 2018, our average investment size in each of our portfolio companies was approximately $64.5 million based on fair value. As of March 31, 2018, our portfolio companies (excluding the investment in Sebago Lake) had weighted average annual revenue of $660 million and weighted average annual EBITDA of $97 million.

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

Revenues

We generate revenues primarily in the form of interest income from the investments we hold. In addition, we may generate income from dividends on either direct equity investments or equity interests obtained in connection with originating loans, such as options, warrants or conversion rights. Our debt investments typically have a term of three to ten years. As of March 31, 2018, 98.8% of our debt investments based on fair value bear interest at a floating rate, subject to interest rate floors, in certain cases. Interest on our debt investments is generally payable either monthly or quarterly.

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

Leverage

The amount of leverage we use in any period depends on a variety of factors, including cash available for investing, the cost of financing and general economic and market conditions. Generally, our total borrowings are limited so that we cannot incur additional borrowings, including through the issuance of additional debt securities, if such additional indebtedness would cause our asset coverage ratio to fall below 200%, as defined in the 1940 Act; however, recent legislation has modified the 1940 Act by allowing a BDC to increase the maximum amount of leverage it may incur from an asset coverage ratio of 200% to an asset coverage ratio of 150%, if certain requirements are met. We are permitted to increase its leverage capacity if shareholders representing at least a majority of the votes cast, when quorum is met, approve a proposal to do so. If we receive such shareholder approval, we would be permitted to increase its leverage capacity on the first day after such approval. Alternatively, we may increase the maximum amount of leverage it may incur to an asset coverage ratio of 150% if the required majority (as defined in Section 57(o) of the 1940 Act) of the independent members of our Board approves such increase with such approval becoming effective after one year; provided, however, that we must extend to our shareholders, as of the date of approval by the required majority the opportunity to sell the shares of common stock that they hold. In either case, we would be required to make certain disclosures on its website and in SEC filings regarding, among other things, the receipt of approval to increase its leverage, its leverage capacity and usage, and risks related to leverage. In any period, our interest expense will depend largely on the extent of our borrowing and we expect interest expense will increase as we increase our leverage over time subject to the limits of the 1940 Act. In addition, we may dedicate assets to financing facilities.

Market Trends

We believe the middle-market lending environment provides opportunities for us to meet our goal of making investments that generate attractive risk-adjusted returns based on a combination of the following factors:

Limited Availability of Capital for Middle-Market Companies. We believe that regulatory and structural changes in the market have reduced the amount of capital available to U.S. middle-market companies. In particular, we believe there are currently fewer providers of capital to middle market companies. We believe that many commercial and investment banks have, in recent years, de-emphasized their service and product offerings to middle-market businesses in favor of lending to large corporate clients and managing capital markets transactions. In addition, these lenders may be constrained in their ability to underwrite and hold bank loans and high yield securities for middle-market issuers as they seek to meet existing and future regulatory capital requirements. We also believe that there is a lack of market participants that are willing to hold meaningful amounts of certain middle-market loans. As a result, we believe our ability to minimize syndication risk for a company seeking financing by being able to hold its loans without having to syndicate them, coupled with reduced capacity of traditional lenders to serve the middle-market, present an attractive opportunity to invest in middle-market companies.

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

Syndicated Loan Market – While the syndicated loan market is modestly more accommodating to middle market issuers, as with bonds, loan issue size and liquidity are key drivers of institutional appetite and, correspondingly, underwriters’ willingness to underwrite the loans. Loans arranged through a bank are done either on a “best efforts” basis or are underwritten with terms plus provisions that permit the underwriters to change certain terms, including pricing, structure, yield and tenor, otherwise known as “flex”, to successfully syndicate the loan, in the event the terms initially marketed are insufficiently attractive to investors. Furthermore, banks are generally reluctant to underwrite middle market loans because the arrangement fees they may earn on the placement of the debt generally are not sufficient to meet the banks’ return hurdles. Loans provided by companies such as ours provide certainty to issuers in that we can commit to a given amount of debt on specific terms, at stated coupons and with agreed upon fees. As we are the ultimate holder of the loans, we do not require market “flex” or other arrangements that banks may require when acting on an agency basis.

Robust Demand for Debt Capital. We believe U.S. middle market companies will continue to require access to debt capital to refinance existing debt, support growth and finance acquisitions. In addition, we believe the large amount of uninvested capital held by funds of private equity firms, estimated by Preqin Ltd., an alternative assets industry data and research company, to be $1.09 trillion as of March 2018, will continue to drive deal activity. We expect that private equity sponsors will continue to pursue acquisitions and leverage their equity investments with secured loans provided by companies such as us.

The Middle Market is a Large Addressable Market. According to GE Capital’s National Center for the Middle Market 1st quarter 2018 Middle Market Indicator, there are approximately 200,000 U.S. middle market companies, which have approximately 47.9 million aggregate employees. Moreover, the U.S. middle market accounts for one-third of private sector gross domestic product (“GDP”). GE defines U.S. middle market companies as those between $10 million and $1 billion in annual revenue, which we believe has significant overlap with our definition of U.S. middle market companies.

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

Portfolio and Investment Activity

As of March 31, 2018, based on fair value, our debt portfolio consisted of 67.8% first lien senior secured debt investments, 29.6% second lien senior secured debt investments, 2.5% investment funds and vehicles, and 0.1% equity investments.

As of March 31, 2018, our weighted average total yield of the portfolio at fair value and amortized cost was 9.2% and 9.3%, respectively, and our weighted average yield of debt and income producing securities at fair value and amortized cost was 9.2% and 9.3%, respectively.

As of March 31, 2018 we had investments in 47 portfolio companies with an aggregate fair value of $3.0 billion.

Our investment activity for the three months ended March 31, 2018 and 2017 is presented below (information presented herein is at par value unless otherwise indicated).

	For the Three Months Ended March 31,
($ in thousands)	2018	2017
New investment commitments
Gross originations	$1,112,532	$250,250
Less: Sell downs	(170,259)	(50,000)
Total new investment commitments	$942,273	$200,250
Principal amount of investments funded:
First-lien senior secured debt investments	$504,674	$146,000
Second-lien senior secured debt investments	288,010	54,250
Equity investments	—	—
Investment funds and vehicles	8,793	—
Total principal amount of investments funded	$801,477	$200,250
Principal amount of investments sold or repaid:
First-lien senior secured debt investments	$(95,128)	$(35,000)
Second-lien senior secured debt investments	(57,000)	—
Equity investments	—	—
Investment funds and vehicles	—	—
Total principal amount of investments sold or repaid	$(152,128)	$(35,000)
Number of new investment commitments in new portfolio companies(1)	9	3
Average new investment commitment amount	$86,819	$64,750
Weighted average term for new investment commitments (in years)	6.6	5.3
Percentage of new debt investment commitments at floating rates	100.0%	83.0%
Percentage of new debt investment commitments at fixed rates	0.0%	17.0%
Weighted average interest rate of new investment commitments	7.6%	8.5%
Weighted average spread over LIBOR of new floating rate investment commitments	6.8%	7.8%

________________

(1)	Number of new investment commitments represents commitments to a particular portfolio company.

As of March 31, 2018 and December 31, 2017, our investments consisted of the following:

	March 31, 2018		December 31, 2017
($ in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
First-lien senior secured debt investments	$2,037,432	$2,055,250	$1,640,301	$1,652,021
Second-lien senior secured debt investments	892,950	896,908	664,825	669,376
Equity investments	2,760	2,760	2,760	2,760
Investment funds and vehicles(1)	73,821	74,328	65,028	65,599
Total Investments	$3,006,963	$3,029,246	$2,372,914	$2,389,756

________________

(1)	Includes investment in Sebago Lake.

The table below describes investments by industry composition based on fair value as of March 31, 2018 and December 31, 2017:

	March 31, 2018	December 31, 2017
Advertising and media	2.6%	3.3%
Aerospace and defense	1.7	2.1
Automotive	5.0	—
Buildings and real estate	4.1	5.2
Business services	7.5	8.8
Chemicals	1.9	—
Consumer products	3.7	4.7
Containers and packaging	1.8	2.3
Distribution	12.3	13.3
Education	0.8	—
Energy equipment and services	4.6	6.1
Financial services	2.9	3.6
Food and beverage	4.1	5.5
Healthcare providers and services	4.6	7.6
Household products	2.4	3.0
Human resource support services	1.5	1.9
Infrastructure and environmental services	5.1	3.1
Insurance	1.1	1.4
Internet software and services	5.8	7.4
Investment funds and vehicles (1)	2.5	2.7
Leisure and entertainment	6.6	7.6
Manufacturing	1.4	3.3
Oil and gas	5.1	1.6
Professional services	1.9	2.4
Specialty retail	4.4	1.6
Telecommunications	1.0	—
Transportation	3.6	1.5
Total	100.0%	100.0%

________________

(1)	Includes investment in Sebago Lake.

The table below describes investments by geographic composition based on fair value as of March 31, 2018 and December 31, 2017:

	March 31, 2018	December 31, 2017
United States:
Midwest	16.6%	16.9%
Northeast	18.6	15.7
South	42.3	42.1
West	16.6	17.9
Belgium	2.0	2.5
Canada	2.6	3.3
United Kingdom	1.3	1.6
Total	100.0%	100.0%

The weighted average yields and interest rate of our investments at fair value as of March 31, 2018 and December 31, 2017 were as follows:

	March 31, 2018	December 31, 2017
Weighted average total yield of portfolio	9.2%	8.8%
Weighted average total yield of debt and income producing securities	9.2%	8.8%
Weighted average interest rate of debt securities	8.9%	8.5%
Weighted average spread over LIBOR of all floating rate investments	6.9%	7.1%

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

The following table shows the composition of our portfolio on the 1 to 5 rating scale as of March 31, 2018 and December 31, 2017:

	March 31, 2018		December 31, 2017
Investment Rating	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
($ in thousands)
1	$180,994	6.0%	$152,773	6.4%
2	2,760,260	91.1	2,142,023	89.6
3	87,992	2.9	94,960	4.0
4	—	—	—	—
5	—	—	—	—
Total	$3,029,246	100.0%	$2,389,756	100.0%

The following table shows the amortized cost of our performing and non-accrual debt investments as of March 31, 2018 and December 31, 2017:

	March 31, 2018		December 31, 2017
($ in thousands)	Amortized Cost	Percentage	Amortized Cost	Percentage
Performing	$2,930,382	100.0%	$2,305,126	100.0%
Non-accrual	—	—	—	—
Total	$2,930,382	100.0%	$2,305,126	100.0%

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

Sebago Lake LLC

Sebago Lake, a Delaware limited liability company, was formed as a joint venture between us and The Regents of the University of California (“Regents”) and commenced operations on June 20, 2017. Sebago Lake’s principal purpose is to make investments, primarily in senior secured loans that are made to middle-market companies or in broadly syndicated loans. Both us and Regents (the “Members”) have a 50% economic ownership in Sebago Lake. It is anticipated that each of the Members will contribute up to $100 million to Sebago Lake. As of March 31, 2018, each Member has funded $73.8 million of their $100 million subscriptions. Sebago Lake is managed by the Members, each of which have equal voting rights. Investment decisions must be approved by each of the Members.

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

As of March 31, 2018 and December 31, 2017, Sebago Lake had total investments in senior secured debt at fair value of $408.7 million and 330.0 million, respectively. The determination of fair value is in accordance with ASC 820; however, such fair value is not included in our Board’s valuation process. The following table is a summary of Sebago Lake’s portfolio as well as a listing of the portfolio investments in Sebago Lake’s portfolio as of March 31, 2018 and December 31, 2017:

($ in thousands)	March 31, 2018	December 31, 2017
Total senior secured debt investments(1)	$413,124	$332,499
Weighted average spread over LIBOR(1)	4.71%	4.71%
Number of portfolio companies	14	12
Largest funded investment to a single borrower(1)	$50,000	$46,646

________________

(1)	At par.

Sebago Lake's Portfolio as of March 31, 2018
Company(1)(2)(4)(5)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(3)	Fair Value	Percentage of Members' Equity
Debt Investments
Aerospace and defense
Applied Composites Holdings, LLC (fka AC&A Enterprises Holdings, LLC)(9)	First lien senior secured loan	L + 5.50%	12/21/2023	$31,616	$31,005	$31,015	20.9%
Applied Composites Holdings, LLC (fka AC&A Enterprises Holdings, LLC)(8)(13)	First lien senior secured delayed draw term loan	L + 5.50%	12/21/2023	4,200	4,119	4,158	2.8%
Applied Composites Holdings, LLC (fka AC&A Enterprises Holdings, LLC)(10)(11)(13)	First lien senior secured revolving loan	L + 5.50%	12/21/2022	-	(57)	(57)	-%
				35,816	35,067	35,116	23.7%
Consumer products
Decolin Inc. (dba Laces Group, Inc.)(6)	First lien senior secured loan	L + 4.50%	12/27/2023	16,958	16,887	16,873	11.4%
Distribution
Sierra Acquisition, Inc (dba Lyons Magnus)(6)	First lien senior secured loan	L + 4.25%	11/10/2024	19,950	19,865	20,110	13.5%
Education
SSH Group Holdings, Inc.(8)	First lien senior secured loan	L + 5.00%	10/2/2024	17,456	17,293	17,299	11.6%
Food and beverage
DecoPac, Inc.(8)	First lien senior secured loan	L + 4.25%	9/30/2024	21,214	21,119	21,108	14.2%
DecoPac, Inc.(8)(10)(13)	First lien senior secured revolving loan	L + 4.25%	9/29/2023	500	484	482	0.3%
Give & Go Prepared Foods Corp.(8)	First lien senior secured loan	L + 4.25%	7/29/2023	24,875	24,818	24,875	16.7%
Sovos Brands Intermediate, Inc.(7)	First lien senior secured loan	L + 4.50%	7/18/2024	43,027	41,832	41,865	28.2%
Sovos Brands Intermediate, Inc.(10)(11)(13)	First lien senior secured revolving loan	L + 4.50%	7/18/2022	-	(120)	(115)	(0.1)%
				89,616	88,133	88,215	59.3%
Healthcare equipment and supplies
Beaver-Visitec International Holdings, Inc.(8)	First lien senior secured loan	L + 5.00%	8/21/2023	46,528	46,100	46,109	31.0%
Healthcare providers and services
Covenant Surgical Partners, Inc.(8)	First lien senior secured loan	L + 4.75%	10/4/2024	23,019	22,968	22,973	15.5%
Covenant Surgical Partners, Inc.(8)(10)(13)	First lien senior secured delayed draw term loan	L + 4.75%	10/4/2024	3,576	3,560	3,562	2.4%
				26,595	26,528	26,535	17.9%
Insurance
USRP Holdings, Inc.(6)	First lien senior secured loan	L + 4.25%	3/29/2025	35,000	34,174	34,125	23.0%
USRP Holdings, Inc.(10)(11)(12)(13)	First lien senior secured delayed draw term loan	L + 4.25%	3/29/2020	-	(218)	(219)	(0.1)%
USRP Holdings, Inc.(10)(11)(13)	First lien senior secured revolving loan	L + 4.25%	3/29/2023	-	(187)	(188)	(0.1)%
Worley Claims Services, LLC(6)	First lien senior secured loan	L + 5.50%	8/7/2022	17,205	17,061	17,205	11.5%
Worley Claims Services, LLC(10)(11)(12)(13)	First lien senior secured delayed draw term loan	L + 5.50%	2/7/2019	-	(34)	39	-%
				52,205	50,796	50,962	34.3%
Internet software and services
DigiCert, Inc.(8)(14)	First lien senior secured loan	L + 4.75%	10/31/2024	43,000	42,805	43,473	29.2%

Sebago Lake's Portfolio as of March 31, 2018
Company(1)(2)(4)(5)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(3)	Fair Value	Percentage of Members' Equity
Leisure and entertainment
Interstate Hotels & Resorts, Inc(8)	First lien senior secured loan	L + 4.75%	5/3/2022	50,000	48,839	48,800	32.8%
Manufacturing
Blount International, Inc.(6)(14)	First lien senior secured loan	L + 4.25%	4/12/2023	15,000	14,965	15,188	10.2%
Total Debt Investments				$413,124	$407,278	$408,680	$274.9%
Total Investments				$413,124	$407,278	$408,680	274.9%

________________

(1)	Certain portfolio company investments are subject to contractual restrictions on sales.
(2)	Unless otherwise indicated, Sebago Lake’s portfolio companies are pledged as collateral supporting the amounts outstanding under Sebago Lake’s credit facility.
(3)	The amortized cost represents the original cost adjusted for the amortization of discounts and premiums, as applicable, on debt investments using the effective interest method.
(4)	Unless otherwise indicated, all investments are considered Level 3 investments.
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

(6)	The interest rate on these loans is subject to 1 month LIBOR, which as of March 31, 2018 was 1.88%.
(7)	The interest rate on these loans is subject to 2 month LIBOR, which as of March 31, 2018 was 2.00%.
(8)	The interest rate on these loans is subject to 3 month LIBOR, which as of March 31, 2018 was 2.31%.
(9)	The interest rate on these loans is subject to 6 month LIBOR, which as of March 31, 2018 was 2.45%.
(10)	Position or portion thereof is an unfunded loan commitment.
(11)

The negative cost is the result of the capitalized discount being greater than the principal amount outstanding on the loan. The negative fair value is the result of the capitalized discount on the loan.

(12)	The date disclosed represents the commitment period of the unfunded term loan. Upon expiration of the commitment period, the funded portion of the term loan may be subject to a longer maturity date.
(13)	Investment is not pledged as collateral under Sebago Lake’s credit facility.
(14)	Level 2 investment.

Sebago Lake's Portfolio as of December 31, 2017
Company(1)(2)(4)(5)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(3)	Fair Value	Percentage of Members' Equity
Debt Investments
Aerospace and defense
AC&A Enterprises Holdings, LLC(8)	First lien senior secured loan	L + 5.50%	12/21/2023	$31,695	$31,062	$31,061	23.7%
AC&A Enterprises Holdings, LLC(9)(10)(12)	First lien senior secured delayed draw term loan	L + 5.50%	12/21/2023	-	(42)	(42)	-%
AC&A Enterprises Holdings, LLC(9)(10)(12)	First lien senior secured revolving loan	L + 5.50%	12/21/2022	-	(60)	(60)	-%
				31,695	30,960	30,959	23.7%
Distribution
FCX Holdings Corp.(6)	First lien senior secured loan	L + 4.25%	8/4/2020	26,626	26,501	26,493	20.2%
Sierra Acquisition, Inc(6)(13)	First lien senior secured loan	L + 4.25%	11/10/2024	20,000	19,912	20,160	15.4%
				46,626	46,413	46,653	35.6%
Education
SSH Group Holdings, Inc.(7)	First lien senior secured loan	L + 5.00%	10/2/2024	17,500	17,331	17,325	13.2%
Food and beverage
DecoPac, Inc.(7)	First lien senior secured loan	L + 4.25%	9/30/2024	21,214	21,116	21,108	16.1%
DecoPac, Inc.(7)(9)(12)	First lien senior secured revolving loan	L + 4.25%	9/29/2023	1,143	1,126	1,125	0.9%
Give & Go Prepared Foods Corp.(7)	First lien senior secured loan	L + 4.25%	7/29/2023	24,938	24,878	24,875	19.0%
Sovos Brands Intermediate, Inc.(7)	First lien senior secured loan	L + 4.50%	7/18/2024	43,135	41,899	41,927	32.0%
Sovos Brands Intermediate, Inc.(9)(10)(12)	First lien senior secured revolving loan	L + 4.50%	7/18/2022	-	(127)	(122)	(0.1)%
				90,430	88,892	88,913	67.9%
Healthcare equipment and services
Beaver-Visitec International Holdings, Inc.(7)	First lien senior secured loan	L + 5.00%	8/21/2023	46,646	46,201	46,179	35.2%
Covenant Surgical Partners, Inc.(7)	First lien senior secured loan	L + 4.75%	10/4/2024	23,077	23,023	23,021	17.5%
Covenant Surgical Partners, Inc.(7)(9)(12)	First lien senior secured delayed draw term loan	L + 4.75%	10/4/2024	1,277	1,260	1,260	1.0%
				71,000	70,484	70,460	53.7%
Insurance
Worley Claims Services, LLC(6)	First lien senior secured loan	L + 5.50%	8/7/2022	17,248	17,098	17,095	13.0%
Worley Claims Services, LLC(9)(10)(11)(12)	First lien senior secured delayed draw term loan	L + 5.50%	2/7/2019	-	(35)	(38)	-%
				17,248	17,063	17,057	13.0%
Internet software and services
DigiCert, Inc.(7)(13)	First lien senior secured loan	L + 4.75%	10/31/2024	43,000	42,799	43,516	33.2%
Manufacturing
Blount International, Inc.(6)	First lien senior secured loan	L + 4.25%	4/12/2023	15,000	14,964	15,165	11.3%
Total Debt Investments				$332,499	$328,906	$330,048	251.6%
Total Investments				$332,499	$328,906	$330,048	251.6%

________________

(1)	Certain portfolio company investments are subject to contractual restrictions on sales.
(2)	Unless otherwise indicated, Sebago Lake’s portfolio companies are pledged as collateral supporting the amounts outstanding under Sebago Lake’s credit facility.

(3)	The amortized cost represents the original cost adjusted for the amortization of discounts and premiums, as applicable, on debt investments using the effective interest method.
(4)	Unless otherwise indicated, all investments are considered Level 3 investments.
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

(6)	The interest rate on these loans is subject to 1 month LIBOR, which as of December 31, 2017was 1.56%.
(7)	The interest rate on these loans is subject to 3 month LIBOR, which as of December 31, 2017 was 1.69%.
(8)	The interest rate on these loans is subject to 6 month LIBOR, which as of December 31, 2017 was 1.84%.
(9)	Position or portion thereof is an unfunded loan commitment.
(10)

The negative cost is the result of the capitalized discount being greater than the principal amount outstanding on the loan. The negative fair value is the result of the capitalized discount on the loan.

(11)	The date disclosed represents the commitment period of the unfunded term loan. Upon expiration of the commitment period, the funded portion of the term loan may be subject to a longer maturity date.
(12)	Investment is not pledged as collateral under Sebago Lake’s credit facility.
(13)	Level 2 investment.

Below is selected balance sheet information for Sebago Lake as of March 31, 2018 and December 31, 2017:

($ in thousands)	March 31, 2018 (Unaudited)	December 31, 2017
Assets
Investments at fair value (amortized cost of $407,278 and $328,906, respectively)	$408,680	$330,048
Cash	5,647	7,519
Interest receivable	1,914	1,300
Prepaid expenses and other assets	45	71
Total Assets	$416,286	$338,938
Liabilities
Debt (net of unamortized debt issuance costs of $5,118 and $4,330, respectively)	$261,909	201,419
Loan origination and structuring fees payable	1,183	3,378
Distributions payable	2,645	250
Accrued expenses and other liabilities	1,893	2,692
Total Liabilities	267,630	207,739
Members' Equity
Members' Equity	148,656	131,199
Members' Equity	148,656	131,199
Total Liabilities and Members' Equity	$416,286	$338,938

Below is selected statement of operations information for Sebago Lake for the three months ended March 31, 2018:

($ in thousands)	For the Three Months Ended March 31, 2018
Investment Income
Interest income	$6,159
Other income	93
Total Investment Income	6,252
Expenses
Loan origination and structuring fee	$1,183
Interest expense	2,624
Professional fees	189
Total Expenses	3,996
Net Investment Income	$2,256
Net Unrealized Gain on Investments
Net Unrealized Gain on Investments	260
Total Net Unrealized Gain on Investments	260
Net Increase in Members' Equity Resulting from Operations	$2,516

On August 9, 2017, Sebago Lake Financing LLC and SL Lending LLC, wholly-owned subsidiaries of Sebago Lake, entered into a credit facility with Goldman Sachs Bank USA. Goldman Sachs Bank USA serves as the sole lead arranger, syndication agent and administrative agent, and State Street Bank and Trust Company serves as the collateral administrator and agent. The credit facility includes a maximum borrowing capacity of $400 million. As of March 31, 2018, there was $267.0 million outstanding under the credit facility. For the three months ended March 31, 2018, the and 2017, components of interest expense were as follows:

($ in thousands)	Three Months Ended March 31, 2018
Interest expense	$2,299
Amortization of debt issuance costs	325
Total Interest Expense	$2,624
Average interest rate	3.9%
Average daily borrowings	$238,542

Loan Origination and Structuring Fees

If the loan origination and structuring fees earned by Sebago Lake during a fiscal period exceed Sebago Lake’s expenses and other obligations (excluding financing costs), such excess is allocated to the Member(s) responsible for the origination of the loans pro rata in accordance with the total loan origination and structuring fees earned by Sebago Lake with respect to the loans originated by such Member; provided, that in no event will the amount allocated to a Member exceed 1% of the par value of the loans originated by such Member in any fiscal year. The loan origination and structuring fee is accrued quarterly and included in other income from controlled, affiliated investments on our Consolidated Statements of Operations and paid annually. For the period ended March 31, 2018, we accrued and received income based on loan origination and structuring fees of $1.2 million.

Results of Operations

The following table represents the operating results for the three months ended March 31, 2018 and 2017.

	For the Three Months Ended March 31,
($ in millions)	2018	2017
Total Investment Income	$65.4	$23.3
Less: Expenses	26.7	10.5
Net Investment Income (Loss) Before Taxes	$38.7	$12.8
Less: Income taxes, including excise taxes	0.1	—
Net Investment Income (Loss) After Taxes	$38.6	$12.8
Net change in unrealized gain (loss)	5.4	5.4
Net realized gain (loss)	0.3	—
Net Increase (Decrease) in Net Assets Resulting from Operations	$44.3	$18.2

Net increase (decrease) in net assets resulting from operations can vary from period to period as a result of various factors, including the level of new investment commitments, expenses, the recognition of realized gains and losses and changes in unrealized appreciation and depreciation on the investment portfolio.
Investment Income

Investment income for the three months ended March 31, 2018 and 2017 were as follows:

	For the Three Months Ended March 31,
($ in millions)	2018	2017
Interest from investments	$61.3	$23.2
Dividend income	1.3	—
Other income	2.8	0.1
Total investment income	$65.4	$23.3

Investment income increased to $65.4 million for the three months ended March 31, 2018 from $23.3 million for the same period in prior year primarily due to an increase in interest income as a result of an increase in our investment portfolio. Our investment portfolio, at par, increased from $1.1 billion as of March 31, 2017, to $3.1 billion as of March 31, 2018. In addition to the growth in the portfolio, the incremental increase in investment income was due to dividend and other income earned from our investment in Sebago Lake of $1.3 million and $1.2 million, respectively, during the three months ended March 31, 2018 that we did not earn during the three months ended March 31, 2017.

Expenses

Expenses for the three months ended March 31, 2018 and 2017 were as follows:

	For the Three Months Ended March 31,
($ in millions)	2018	2017
Interest expense	12.1	3.0
Management fee	12.0	5.0
Professional fees	1.4	1.3
Directors' fees	0.1	0.1
Other general and administrative	1.1	1.1
Total expenses	$26.7	$10.5

Under the terms of the Administration Agreement, we reimburse the Adviser for services performed for us. In addition, pursuant to the terms of the Administration Agreement, the Adviser may delegate its obligations under the Administration Agreement to an affiliate or to a third party and we reimburse the Adviser for any services performed for us by such affiliate or third party.

Total expenses increased to $26.7 million for the three months ended March 31, 2018 from $10.5 million for the same period in the prior year due to an increase in management fees and interest expense. The increase in management fees of $7.0 million is primarily due to an increase in gross assets and unfunded equity commitments. The increase in interest expense of $9.1 million is driven by both an increase in average daily borrowings to $1.1 billion from $0.3 billion period over period, and an increase in the average interest rate to 3.63% from 2.44% period over period.

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

For the three months ended March 31, 2018, we recorded expenses of $0.1 million for U.S. federal excise tax. For the three months ended March 31, 2017, there was no accrued U.S. federal excise tax.

Net Unrealized Gains (Losses) on Investments

We fair value our portfolio investments quarterly and any changes in fair value are recorded as unrealized gains or losses.  During the three months ended March 31, 2018 and 2017, net unrealized gains (losses) on our investment portfolio were comprised of the following:

	For the Three Months Ended March 31,
($ in millions)	2018	2017
Net unrealized gain (loss) on investments	$5.4	$5.4
Net unrealized gain (loss) on investments	$5.4	$5.4

Net Realized Gains (Losses) on Investments

The realized gains and losses on fully exited and partially exited portfolio companies during the three months ended March 31, 2018 and 2017 were comprised of the following:

	For the Three Months Ended March 31,
($ in millions)	2018	2017
Net realized gain (loss) on investments	0.3	$—
Net realized gain (loss) on investments	$0.3	$—

Realized Gross Internal Rate of Return

Since we began investing in 2016 through March 31, 2018, our exited investments have generated an average realized gross internal rate of return to us of 11.7% (based on total capital invested of $455.0 million and total proceeds from these exited investments of $500.0 million). Ninety percent of these exited investments resulted in a realized gross internal rate of return (“IRR”) to us of 10% or greater.

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

We may from time to time enter into additional debt facilities, increase the size of our existing credit facilities or issue additional debt securities. Any such incurrence or issuance would be subject to prevailing market conditions, our liquidity requirements, contractual and regulatory restrictions and other factors. In accordance with the 1940 Act, with certain limited exceptions, we are only allowed to incur borrowings, issue debt securities or issue preferred stock, if immediately after the borrowing or issuance, the ratio of total assets (less total liabilities other than indebtedness) to total indebtedness plus preferred stock, is at least 200% (or 150% if certain conditions are met). As of March 31, 2018 and December 31, 2017, our asset coverage ratio was 223% and 258%, respectively. We seek to carefully consider our unfunded commitments for the purpose of planning our ongoing financial leverage. Further, we maintain sufficient borrowing capacity within the 200% (or 150% if certain conditions are me) asset coverage limitation to cover any outstanding unfunded commitments we are required to fund.

Cash and restricted cash as of March 31, 2018, taken together with our uncalled Capital Commitments of $3.9 billion, is expected to be sufficient for our investing activities and to conduct our operations in the near term. As of March 31, 2018, we had $682.4 million available under our credit facilities.

As of March 31, 2018, we had $25.9 million in cash and restricted cash. During the three months ended March 31, 2018, we used $571.9 million in cash for operating activities, primarily as a result of funding portfolio investments of $862.9 million, partially offset by sell downs of $234.0 million and other operating activity of $57.0 million. Lastly, cash provided by financing activities was $577.7 million during the period, which was the result of proceeds from net borrowings on our credit facilities, net of debt issuance costs, of $418.0 million and proceeds from the issuance of shares, net of offering costs paid, of $174.8 million, partially offset by distributions paid of $15.0 million.

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

During the three months ended March 31, 2018, we delivered the following capital call notices to our investors:

Capital Drawdown Notice Date	Common Share Issuance Date	Number of Common Shares Issued	Aggregate Offering Price ($ in millions)
March 5, 2018	March 16, 2018	11,347,030	$175.0
Total		11,347,030	$175.0

On April 5, 2018, we delivered a capital drawdown notice to our investors relating to the sale of approximately 13,149,244 shares of our common stock, par value $0.01 per share, for an aggregate offering price of $200.0 million.

During the three months ended March 31, 2017, we did not delivered any capital call notices to our investors. On April 14, 2017, we delivered a capital drawdown notice to its investors relating to the sale of approximately 6,600,659 shares of our common stock, par value $0.01 per share, for an aggregate offering price of $100.0 million.

Distributions

The following table reflects the distributions declared on shares of our common stock during the three months ended March 31, 2018:

	March 31, 2018
Date Declared	Record Date	Payment Date	Distribution per Share
March 2, 2018	March 31, 2018	April 30, 2018	$0.33

The following table reflects the distribution declared on shares of our common stock during the three months ended March 31, 2017:

	March 31, 2017
Date Declared	Record Date	Payment Date	Distribution per Share
March 7, 2017	March 7, 2017	March 15, 2017	$0.19

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

The following table reflects the common stock issued pursuant to the dividend reinvestment plan during the three months ended March 31, 2018:

Date Declared	Record Date	Payment Date	Shares
November 7, 2017	December 31, 2017	January 31, 2018	1,231,796

The following table reflects the common stock issued pursuant to the dividend reinvestment plan during the three months ended March 31, 2017:

Date Declared	Record Date	Payment Date	Shares
March 7, 2017	March 7, 2017	March 15, 2017	270,178

Repurchase Offers

During the three months ended March 31, 2018, we did not make an offer to repurchase issued and outstanding shares.

During the three months ended March 31, 2017, we offered to repurchase up to $50 million of issued and outstanding shares of common stock at a purchase price of $15.09 per share. The offer to repurchase expired on April 11, 2017 and no shares were repurchased. We will not affect any other repurchase prior to the earlier of (i) an Exchange Listing and (ii) such time as all of the Capital Commitments have been fully drawn down.

Debt

Aggregate Borrowings

Debt obligations consisted of the following as of March 31, 2018 and December 31, 2017:

	March 31, 2018
($ in thousands)	Aggregate Principal Committed	Outstanding Principal	Amount Available(1)	Net Carrying Value(2)
Subscription Credit Facility(3)	$900,000	$803,000	$92,411	$800,202
Revolving Credit Facility	590,000	—	590,000	(5,323)
SPV Asset Facility	400,000	400,000	—	395,673
2023 Notes	150,000	150,000	—	147,943
Total Debt	$2,040,000	$1,353,000	$682,411	$1,338,495

________________

(1)	The amount available reflects any limitations related to each credit facility’s borrowing base.
(2)

The carrying value of the Company’s Subscription Credit Facility, Revolving Credit Facility, SPV Asset Facility and the 2023 Notes are presented net of deferred financing costs of $2.8 million, $5.3 million, $4.3 million, and $2.1 million, respectively.

(3)	The amount available is reduced by $4.6 million of outstanding letters of credit.

	December 31, 2017
($ in thousands)	Aggregate Principal Committed	Outstanding Principal	Amount Available(1)	Net Carrying Value(2)
Subscription Credit Facility(3)	$900,000	$393,500	$502,711	$390,415
Revolving Credit Facility	400,000	—	400,000	(3,044)
SPV Asset Facility	400,000	400,000	—	395,463
2023 Notes(4)	150,000	138,500	11,500	136,598
Total Debt	$1,850,000	$932,000	$914,211	$919,432

________________

(1)	The amount available reflects any limitations related to each credit facility’s borrowing base.
(2)

The carrying value of the Company’s Subscription Credit Facility, Revolving Credit Facility, SPV Asset Facility and the 2023 Notes are presented net of deferred financing costs of $3.1 million, $3.0 million, $4.6 million, and $1.9 million, respectively.

(3)	The amount available is reduced by $3.8 million of outstanding letters of credit.
(4)	Amounts available were issued on January 30, 2018.

For the three months ended March 31, 2018 and 2017, the components of interest expense were as follows:

	Three Months Ended March 31,
($ in thousands)	2018	2017
Interest expense	$10,962	$2,511
Amortization of debt issuance costs	1,095	518
Total Interest Expense	$12,057	$3,029
Average interest rate	3.63%	2.44%
Average daily borrowings	$1,146,078	$341,761

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

Revolving Credit Facility

On February 1, 2017, we entered into a senior secured revolving credit agreement (the “Original Revolving Credit Facility”). On March 29, 2018, we entered into the First Omnibus Amendment to Senior Secured Revolving Credit Agreement and Guarantee and Security Agreement (the “Amendment”; the Original Revolving Credit Facility as amended by that certain First Amendment to Senior Secured Revolving Credit Agreement, dated as of July 17, 2017 and the Amendment, the “Revolving Credit Facility”). The parties to the Revolving Credit Facility include us, as Borrower, the lenders from time to time parties thereto (each a “Revolving Credit Facility Lender” and collectively, the “Revolving Credit Facility Lenders”) and SunTrust Robinson Humphrey, Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated as Joint Lead Arrangers and Joint Book Runners, SunTrust Bank as administrative agent (“Revolving Credit Facility Administrative Agent”) and Bank of America, N.A. as Syndication Agent.

The Revolving Credit Facility is guaranteed by OR Lending LLC, one of our subsidiaries, and will be guaranteed by certain of our domestic subsidiaries that are formed or acquired by us in the future (collectively, the “Guarantors”). Proceeds of the Revolving Credit Facility may be used for general corporate purposes, including the funding of portfolio investments.

The maximum principal amount of the Revolving Credit Facility is $590 million (increased from $400 million pursuant to the Amendment), subject to availability under the borrowing base, which is based on our portfolio investments and other outstanding indebtedness. Maximum capacity under the Revolving Credit Facility may be increased to $1.25 billion (increased from $750 million pursuant to the Amendment) through the exercise by the Borrower of an uncommitted accordion feature through which existing and new lenders may, at their option, agree to provide additional financing. The Revolving Credit Facility includes a $50 million limit for swingline loans and is secured by a perfected first-priority interest in substantially all of the portfolio investments held by us and each Guarantor, subject to certain exceptions.

The availability period under the Revolving Credit Facility will terminate on March 29, 2022 (“Revolving Credit Facility Commitment Termination Date”) and the Revolving Credit Facility will mature on March 29, 2023 (“Revolving Credit Facility Maturity Date”). During the period from the Revolving Credit Facility Commitment Termination Date to the Revolving Credit Facility Maturity Date, we will be obligated to make mandatory prepayments under the Revolving Credit Facility out of the proceeds of certain asset sales and other recovery events and equity and debt issuances.

We may borrow amounts in U.S. dollars or certain other permitted currencies. Amounts drawn under the Revolving Credit Facility will bear interest at either LIBOR plus 2.00% (decreased from 2.25% pursuant to the Amendment), or the prime rate plus 1.00% (decreased from 1.25% pursuant to the Amendment). We may elect either the LIBOR or prime rate at the time of drawdown, and loans may be converted from one rate to another at any time at our option, subject to certain conditions. We will also pay a fee of 0.375% on undrawn amounts under the Revolving Credit Facility.

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

From time to time, we sell and contribute certain investments to ORCC Financing pursuant to a Sale and Contribution Agreement by and between us and ORCC Financing. No gain or loss is recognized as a result of the contribution. Proceeds from the SPV Asset Facility are used to finance the origination and acquisition of eligible assets by ORCC Financing, including the purchase of such assets from us. We retain a residual interest in assets contributed to or acquired by ORCC Financing through our ownership of ORCC Financing. The maximum principal amount of the SPV Asset Facility is $400 million; the availability of this amount is subject to a borrowing base test, which is based on the value of ORCC Financing’s assets from time to time, and satisfaction of certain conditions, including certain concentration limits.

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

In connection with the offering of the 2023 Notes, on December 21, 2017 we entered into an interest rate swap to continue to align the interest rates of our liabilities with our investment portfolio, which consists predominately of floating rate loans. The notional amount of the interest rate swap is $150 million. We will receive fixed rate interest semi-annually at 4.75% and pay variable rate interest monthly based on the 1-month LIBOR plus 2.545%. The interest rate swap matures on December 21, 2021. For the three months ended March 31, 2018, we made periodic payments of $1.5 million. Pursuant to ASC 815 Derivatives and Hedging, the interest expense related to the 2023 Notes is offset by proceeds received from the interest rate swap. The swap adjusted interest expense is included as a component of interest expense in our Consolidated Statements of Operations. As of March 31, 2018, the interest rate swap had a fair value of $(4.0) million, which represents a change in fair value of $(2.9) million. The change in fair value of the interest rate swap is equally offset by the change in fair value of the 2023 Notes.

Off-Balance Sheet Arrangements

Portfolio Company Commitments

From time to time, we may enter into commitments to fund investments. As of March 31, 2018 and December 31, 2017, we had the following outstanding commitments to fund investments in current portfolio companies:

Portfolio Company	Investment	March 31, 2018	December 31, 2017
($ in thousands)
Accela, Inc.	First lien senior secured revolving loan	$6,000	$4,245
Access CIG, LLC	Second lien senior secured delayed draw term loan	5,490	—
Discovery DJ Services, LLC (dba Discovery Midstream Partners)	First lien senior secured revolving loan	2,760	2,760
Discovery DJ Services, LLC (dba Discovery Midstream Partners)	First lien senior secured delayed draw term loan	24,840	30,359
Douglas Products and Packaging Company LLC	First lien senior secured revolving loan	6,276	—
Galls, LLC	First lien senior secured revolving loan	21,082	—
Galls, LLC	First lien senior secured delayed draw term loan	34,527	—
GC Agile Holdings Limited (dba Apex Fund Services)	First lien senior secured multi draw term loan	7,782	7,782
GC Agile Holdings Limited (dba Apex Fund Services)	First lien senior secured revolving loan	-	1,946
Ideal Tridon Holdings, Inc.	First lien senior secured revolving loan	3,857	3,857
LineStar Integrity Services LLC	First lien senior secured delayed draw term loan	25,833	—
Lytx, Inc.	First lien senior secured revolving loan	2,033	2,013
Mavis Tire Express Services Corp.	Second lien senior secured delayed draw term loan	24,904	—
Motus, LLC and Runzheimer International LLC	First lien senior secured revolving loan	5,097	—
NMI Acquisitionco, Inc. (dba Network Merchants)	First lien senior secured revolving loan	646	646
PetVet Care Centers, LLC	First lien senior secured delayed draw term loan	-	4,981
QC Supply, LLC	First lien senior secured delayed draw term loan	7,867	14,078
QC Supply, LLC	First lien senior secured revolving loan	2,981	2,981
SABA Software, Inc.	First lien senior secured revolving loan	4,950	4,950
TC Holdings, LLC (dba TrialCard)	First lien senior secured delayed draw term loan	24,248	24,248
TC Holdings, LLC (dba TrialCard)	First lien senior secured revolving loan	5,033	5,034
Trader Interactive, LLC (fka Dominion Web Solutions, LLC)	First lien senior secured revolving loan	5,769	5,769
Troon Golf, L.L.C.	First lien senior secured revolving loan	14,426	14,426
Zenith Energy U.S. Logistics Holdings, LLC	First lien senior secured delayed draw term loan	17,567	—
Total Portfolio Company Commitments		$253,968	$130,075

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

Other Commitments and Contingencies

As of March 31, 2018, we had $5.5 billion in total Capital Commitments from investors ($3.9 billion undrawn), of which $112.4 million is from executives of our Adviser ($63.5 million undrawn). These undrawn Capital Commitments will no longer remain in effect following the completion of an initial public offering of the Company’s common stock.

As of December 31, 2017, we had $5.1 billion in total Capital Commitments from investors ($3.7 billion undrawn), of which $112.4 million is from executives of the Adviser ($63.5 million undrawn). These undrawn Capital Commitments will no longer remain in effect following the completion of an initial public offering of the Company’s common stock.

From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of its business. At March 31, 2018, management is not aware of any pending or threatened litigation.

2023 Notes

As of December 31, 2017, $11.5 million of the 2023 Notes remained outstanding, which were subsequently issued in January 2018.

Contractual Obligations

A summary of our contractual payment obligations under our credit facilities as of March 31, 2018, is as follows:

	Payments Due by Period
($ in millions)	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
Subscription Credit Facility	$803.0	$—	$803.0	$—	$—
Revolving Credit Facility	—	—	—	—	—
SPV Asset Facility	400.0	—	—	400.0	—
2023 Notes	150.0	—	—	—	150.0
Total Contractual Obligations	$1,353.0	$—	$803.0	$400.0	$150.0

Related-Party Transactions

We have entered into a number of business relationships with affiliated or related parties, including the following:

•	the Investment Advisory Agreement;
•	the Administration Agreement; and
•	the License Agreement.

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

Critical Accounting Policies

The preparation of the consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Changes in the economic environment, financial markets, and any other parameters used in determining such estimates could cause actual results to differ.  Our critical accounting policies should be read in connection with our risk factors as described in our Form 10-K and in “ITEM 1A. RISK FACTORS.”

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

As of March 31, 2018, 98.8% of the debt investments based on fair value in our portfolio were at floating rates.

Based on our Consolidated Statements of Assets and Liabilities as of March 31, 2018, the following table shows the annualized impact on net income of hypothetical base rate changes in interest rates on our debt investments (considering interest rate floors for floating rate instruments) assuming each floating rate investment is subject to 3-month LIBOR and there are no changes in our investment and borrowing structure:

($ in millions)	Interest Income	Interest Expense	Net Income
Up 300 basis points	$88.4	$40.6	$47.8
Up 200 basis points	$58.9	$27.1	$31.8
Up 100 basis points	$29.5	$13.5	$16.0
Down 25 basis points	$(7.4)	$(3.4)	$(4.0)

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

(b)	Changes in Internal Controls Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

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

Item 1A. Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in Part I, “ITEM 1A. RISK FACTORS” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017 and the risk factors set forth below, which could materially affect our business, financial condition and/or operating results.

Changes to United States tariff and import/export regulations may have a negative effect on our portfolio companies and, in turn, harm us.

There has been on-going discussion and commentary regarding potential significant changes to United States trade policies, treaties and tariffs. The current administration, along with Congress, has created significant uncertainty about the future relationship between the United States and other countries with respect to the trade policies, treaties and tariffs. These developments, or the perception that any of them could occur, may have a material adverse effect on global economic conditions and the stability of global financial markets, and may significantly reduce global trade and, in particular, trade between the impacted nations and the United States. Any of these factors could depress economic activity and restrict our portfolio companies' access to suppliers or customers and have a material adverse effect on their business, financial condition and results of operations, which in turn would negatively impact us.

Recent legislation may allow us to incur additional leverage.

The 1940 Act generally prohibits us from incurring indebtedness unless immediately after such borrowing we have an asset coverage for total borrowings of at least 200% (i.e., the amount of debt may not exceed 50% of the value of our assets). However, recent legislation has modified the 1940 Act by allowing a BDC to increase the maximum amount of leverage it may incur from an asset coverage ratio of 200% to an asset coverage ratio of 150%, if certain requirements are met. Under the legislation, we are allowed to increase our leverage capacity if shareholders representing at least a majority of the votes cast, when quorum is met, approve a proposal to do so. If we receive shareholder approval, we would be allowed to increase our leverage capacity on the first day after such approval. Alternatively, the legislation allows the majority of our independent directors to approve an increase in our leverage capacity, and such approval would become effective after one year. In either case, we would be required to make certain disclosures on our website and in SEC filings regarding, among other things, the receipt of approval to increase our leverage, our leverage capacity and usage, and risks related to leverage.

As a result of this legislation, we may be able to increase our leverage up to an amount that reduces our asset coverage ratio from 200% to 150%. Leverage magnifies the potential for loss on investments in our indebtedness and on invested equity capital. As we use leverage to partially finance our investments, you will experience increased risks of investing in our securities. If the value of our assets increases, then leveraging would cause the net asset value attributable to our common stock to increase more sharply than it would have had we not leveraged. Conversely, if the value of our assets decreases, leveraging would cause net asset value to decline more sharply than it otherwise would have had we not leveraged our business. Similarly, any increase in our income in excess of interest payable on the borrowed funds would cause our net investment income to increase more than it would without the leverage, while any decrease in our income would cause net investment income to decline more sharply than it would have had we not borrowed. Such a decline could negatively affect our ability to pay common stock dividends, scheduled debt payments or other payments related to our securities. Leverage is generally considered a speculative investment technique.

These risks are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None, other than those already disclosed in certain Form 8-Ks filed with the SEC.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

(a)	Exhibits

Exhibit Number	Description
3.1	Articles of Amendment and Restatement, dated March 1, 2016 (incorporated by reference to the Company’s Registration Statement on Form 10, filed on April 11, 2016).

3.2	Bylaws, dated January 11, 2016 (incorporated by reference to the Company’s Registration Statement on Form 10, filed on April 11, 2016).

10.1*	First Omnibus Amendment to Senior Secured Revolving Credit Agreement between the Company and SunTrust Bank and Bank of America, N.A., dated March 29, 2018.

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

________________

*Filed herein

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Owl Rock Capital Corporation

Date: May 8, 2018	By:	/s/ Craig W. Packer
Craig W. Packer
Chief Executive Officer

Date: May 8, 2018	By:	/s/ Alan Kirshenbaum
Alan Kirshenbaum
Chief Operating Officer and Chief Financial Officer