Form 10-K/A
period 2017-12-31
Owl Rock Capital Corp
filed 2018-05-10
CIK 1655888

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (“Amendment No. 1”) amends Owl Rock Capital Corporation’s (the “Company”) Annual Report on Form 10-K for the fiscal year ended December 31, 2017, as filed with the Securities and Exchange Commission (“SEC”) on March 5, 2018 (the “Original Filing”), solely to provide a revised version of KPMG LLP’s (“KPMG”) report that includes a statement inadvertently omitted from the previously filed version that confirms KPMG did not audit the Company’s internal control over financial reporting. In accordance with rules adopted by the SEC, the Company is not required to have an audit of its internal control over financial reporting.

As required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, Amendment No. 1 includes new certifications from the Company’s principal executive officer and principal financial officer dated as of the date of filing of this Amendment No. 1.

This Amendment No. 1 consists solely of the preceding cover page, this explanatory note, Part II., Item 8., “Consolidated Financial Statements and Supplementary Data,” in its entirety, Part IV., Item 15., “Exhibits and Financial Statement Schedules,” in its entirety, the signature page, and the new certifications from the Company’s Principal Executive Officer and Principal Financial Officer.

Amendment No. 1 speaks as of the date of the Original Filing, does not reflect events that may have occurred after the date of the Original Filing and does not modify or update in any way the disclosures made in the Original Filing, except as described above. Amendment No. 1 should be read in conjunction with the Original Filing and with the Company’s subsequent filings with the SEC.

Part II. Item 8. Consolidated Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors
Owl Rock Capital Corporation:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated statements of assets and liabilities of Owl Rock Capital Corporation and subsidiaries (the Company), including the consolidated schedules of investments, as of December 31, 2017 and 2016, the related consolidated statements of operations, changes in net assets, and cash flows for each of the years in the two-year period ended December 31, 2017, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Such procedures also included confirmation of securities owned as of December 31, 2017 and 2016, by correspondence with custodians, portfolio companies, or agents. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

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

Owl Rock Capital Corporation

Consolidated Statements of Operations

(Amounts in thousands, except share and per share amounts)

	Years Ended December 31,
	2017	2016
Investment Income
Investment income from non-controlled, non-affiliated investments:
Interest income	$151,246	$27,939
Other income	5,130	865
Total investment income from non-controlled, non-affiliated investments	156,376	28,804
Investment income from controlled, affiliated investments:
Dividend income	125	—
Other income	3,378	—
Total investment income from controlled, affiliated investments	3,503	—
Total Investment Income	159,879	28,804
Expenses
Initial organization	—	1,224
Interest expense	24,580	2,758
Management fee	31,062	9,238
Professional fees	5,430	3,029
Directors’ fees	387	315
Other general and administrative	4,472	2,882
Total Expenses	65,931	19,446
Net Investment Income (Loss) Before Taxes	93,948	9,358
Excise tax expense	158	352
Net Investment Income (Loss) After Taxes	$93,790	$9,006
Net Realized and Unrealized Gain (Loss) on Investments
Net change in unrealized gain (loss):
Non-controlled, non-affiliated investments	$8,640	7,631
Controlled affiliated investments	571	—
Total Net Change in Unrealized Gain (Loss)	9,211	7,631
Net realized gain (loss):
Non-controlled, non-affiliated investments	739	—
Total Net Realized Gain (Loss)	739	—
Total Net Realized and Unrealized Gain (Loss) on Investments	9,950	7,631
Net Increase (Decrease) in Net Assets Resulting from Operations	$103,740	$16,637
Earnings Per Share - Basic and Diluted	$1.55	$0.78
Weighted Average Shares Outstanding - Basic and Diluted	67,082,905	21,345,191

The accompanying notes are an integral part of these consolidated financial statements.

Owl Rock Capital Corporation

Consolidated Schedules of Investments

As of December 31, 2017

(Amounts in thousands, except share amounts)

Company(1)(14)	Investment	Interest	Maturity Date	Principal / Par	Amortized Cost(3)	Fair Value	Percentage of Net Assets
Non-controlled/non-affiliated company investments(2)
Debt Investments
Advertising and media
PAK Acquisition Corporation (dba Valpak)(4)(6)	First lien senior secured loan	L + 8.00%	6/30/2022	$77,900	$76,573	$78,290	5.3%
Aerospace and defense
Vencore, Inc.(4)(6)	Second lien senior secured loan	L + 8.75%	5/23/2020	50,000	49,347	50,500	3.4%
Buildings and real estate
DTZ U.S. Borrower, LLC (dba Cushman & Wakefield)(4)(6)	Second lien senior secured loan	L + 7.75%	11/4/2022	125,000	123,864	123,750	8.3%
Business services
Access Information(4)(5)(16)	First lien senior secured loan	L + 5.00%	10/17/2021	39,593	39,276	39,830	2.7%
Access Information(4)(5)	Second lien senior secured loan	L + 8.75%	10/17/2022	20,000	19,265	19,500	1.3%
CIBT Global, Inc. (4)(6)	Second lien senior secured loan	L + 7.75%	6/1/2025	49,000	47,854	48,020	3.3%
GC Agile Holdings Limited (dba Apex Fund Services)(4)(6)(13)	First lien senior secured loan	L + 6.50%	8/29/2023	38,426	37,692	37,657	2.6%
GC Agile Holdings Limited (dba Apex Fund Services)(4)(10)(11)(12)(13)	First lien senior secured multi draw term loan	L + 6.50%	8/29/2019	—	(147)	(156)	—%
GC Agile Holdings Limited (dba Apex Fund Services)(4)(10)(11)(13)	First lien senior secured revolving loan	L + 6.50%	8/29/2023	—	(37)	(39)	—%
Vestcom Parent Holdings, Inc.(4)(5)	Second lien senior secured loan	L + 8.50%	6/19/2024	65,000	64,123	64,675	4.4%
				212,019	208,026	209,487	14.3%
Consumer products
Feradyne Outdoors, LLC(4)(6)	First lien senior secured loan	L + 6.25%	5/25/2023	114,923	113,641	113,486	7.7%
Containers and packaging
Ring Container Technologies Group, LLC(4)(5)	Second lien senior secured loan	L + 7.50%	10/31/2025	55,000	53,917	53,900	3.7%
Distribution
ABB/Con-cise Optical Group LLC(4)(6)	First lien senior secured loan	L + 5.00%	6/15/2023	59,698	59,842	59,698	4.1%
ABB/Con-cise Optical Group LLC(4)(6)	Second lien senior secured loan	L + 9.00%	6/17/2024	25,000	24,350	24,750	1.7%
Dade Paper & Bag, LLC (dba Imperial-Dade)(4)(5)	First lien senior secured loan	L + 7.50%	6/9/2024	33,333	32,727	32,833	2.2%
JM Swank, LLC(4)(6)	First lien senior secured loan	L + 7.50%	7/25/2022	74,575	73,374	75,321	5.1%
Medical Specialties Distributors, LLC(4)(6)	First lien senior secured loan	L + 5.75%	12/6/2022	96,113	95,279	96,113	6.5%

Owl Rock Capital Corporation

Consolidated Schedules of Investments

As of December 31, 2017

(Amounts in thousands, except share amounts)

Company(1)(14)	Investment	Interest	Maturity Date	Principal / Par	Amortized Cost(3)	Fair Value	Percentage of Net Assets
QC Supply, LLC(4)(5)	First lien senior secured loan	L + 6.00%	12/29/2022	26,235	25,672	25,973	1.8%
QC Supply, LLC(4)(5)(10)(12)	First lien senior secured delayed draw term loan	L + 6.00%	12/29/2018	2,484	2,282	2,319	0.2%
QC Supply, LLC(4)(5)(10)	First lien senior secured revolving loan	L + 6.00%	12/29/2021	1,988	1,888	1,938	0.1%
				319,426	315,414	318,945	21.7%
Energy equipment and services
Keane Group Holdings, LLC(4)(6)(13)	First lien senior secured loan	L + 7.25%	8/18/2022	124,126	122,367	124,747	8.4%
Liberty Oilfield Services LLC(4)(5)	First lien senior secured loan	L + 7.63%	9/19/2022	22,194	21,810	22,194	1.5%
				146,320	144,177	146,941	9.9%
Financial services
Cardinal US Holdings, Inc.(4)(7)(13)	First lien senior secured loan	L + 5.00%	7/31/2023	64,339	59,941	59,835	4.1%
NMI Acquisitionco, Inc. (dba Network Merchants)(4)(6)	First lien senior secured loan	L + 6.75%	9/6/2022	25,789	25,165	25,144	1.7%
NMI Acquisitionco, Inc. (dba Network Merchants)(4)(10)(11)	First lien senior secured revolving loan	L + 6.75%	9/6/2022	—	(16)	(16)	—%
				90,128	85,090	84,963	5.8%
Food and beverage
Give and Go Prepared Foods Corp.(4)(6)(13)	Second lien senior secured loan	L + 8.50%	1/29/2024	42,000	41,597	41,580	2.8%
Recipe Acquisition Corp. (dba Roland Corporation)(4)(6)	Second lien senior secured loan	L + 9.00%	12/1/2022	32,000	31,486	32,000	2.2%
Tall Tree Foods, Inc.(4)(5)	First lien senior secured loan	L + 7.25%	8/12/2022	58,750	58,037	57,869	3.9%
				132,750	131,120	131,449	8.9%
Healthcare providers and services
Geodigm Corporation (dba National Dentex)(4)(6)(18)	First lien senior secured loan	L + 6.54%	12/1/2021	78,627	77,910	78,234	5.3%
PetVet Care Centers, LLC(4)(6)	First lien senior secured loan	L + 6.00%	6/8/2023	31,203	30,917	31,203	2.1%
PetVet Care Centers, LLC(4)(6)(10)(12)	First lien senior secured delayed draw term loan	L + 6.00%	6/8/2019	9,702	9,569	9,702	0.7%
PetVet Care Centers, LLC(4)(8)(10)	First lien senior secured revolving loan	P + 5.00%	6/8/2023	2,940	2,913	2,940	0.2%
TC Holdings, LLC (dba TrialCard)(4)(5)	First lien senior secured loan	L + 4.50%	11/14/2023	62,220	60,874	60,845	4.1%
TC Holdings, LLC (dba TrialCard)(4)(10)(11)(12)	First lien senior secured delayed draw term loan	L + 4.50%	6/30/2019	—	(523)	(536)	—%
TC Holdings, LLC (dba TrialCard)(4)(10)(11)	First lien senior secured revolving loan	L + 4.50%	11/14/2022	—	(108)	(111)	—%
				184,692	181,552	182,277	12.4%

Owl Rock Capital Corporation

Consolidated Schedules of Investments

As of December 31, 2017

(Amounts in thousands, except share amounts)

Company(1)(14)	Investment	Interest	Maturity Date	Principal / Par	Amortized Cost(3)	Fair Value	Percentage of Net Assets
Household products
Hayward Industries, Inc.(4)(5)	Second lien senior secured loan	L + 8.25%	8/4/2025	72,500	71,102	71,413	4.8%
Human resource support services
SABA Software, Inc.(4)(6)	First lien senior secured loan	L + 5.50%	5/1/2023	44,824	44,331	44,600	3.0%
SABA Software, Inc.(4)(10)(11)	First lien senior secured revolving loan	L + 5.50%	5/1/2023	—	(55)	(25)	—%
				44,824	44,276	44,575	3.0%
Infrastructure and environmental services
FR Arsenal Holdings II Corp. (dba Applied-Cleveland Holdings, Inc.)(4)(6)	First lien senior secured loan	L + 7.25%	9/8/2022	74,112	72,878	74,483	5.1%
Insurance
CD&R TZ Purchaser, Inc. (dba Tranzact)(4)(6)	First lien senior secured loan	L + 6.00%	7/21/2023	34,563	32,814	33,871	2.3%
Internet software and services
Accela, Inc.(4)(6)	First lien senior secured loan	L + 6.25%	9/28/2023	53,865	52,565	52,518	3.6%
Accela, Inc.(4)(8)(10)	First lien senior secured revolving loan	P + 5.25%	9/28/2023	1,755	1,612	1,605	0.1%
Infoblox Inc.(4)(5)	Second lien senior secured loan	L + 8.75%	11/7/2024	30,000	29,471	29,700	2.0%
Trader Interactive, LLC (fka Dominion Web Solutions, LLC)(4)(5)	First lien senior secured loan	L + 6.00%	6/17/2024	93,760	92,440	92,353	6.3%
Trader Interactive, LLC (fka Dominion Web Solutions, LLC)(4)(10)(11)	First lien senior secured revolving loan	L + 6.00%	6/15/2023	—	(79)	(87)	—%
				179,380	176,009	176,089	12.0%
Leisure and entertainment
Troon Golf, L.L.C.(4)(6)(9)	First lien senior secured term loan A and B	L + 6.38% (TLA: L + 3.5%; TLB: L + 7.1%)	9/29/2023	148,700	146,546	146,470	9.9%
Troon Golf, L.L.C.(4)(10)(11)	First lien senior secured revolving loan	L + 6.38%	9/29/2023	—	(207)	(216)	—%
UFC Holdings, LLC(4)(5)(16)	Second lien senior secured loan	L + 7.50%	8/18/2024	35,000	34,705	35,497	2.4%
				183,700	181,044	181,751	12.3%
Manufacturing
Ideal Tridon Holdings, Inc.(4)(8)	First lien senior secured loan	P + 5.50%	7/31/2023	42,216	41,419	41,583	2.8%
Ideal Tridon Holdings, Inc.(4)(8)(10)	First lien senior secured revolving loan	P + 5.50%	7/31/2022	964	876	892	0.1%
Pexco LLC (dba Spectrum Plastic Group)(4)(6)	Second lien senior secured loan	L + 8.00%	5/8/2025	37,000	36,683	37,000	2.5%
				80,180	78,978	79,475	5.4%

Owl Rock Capital Corporation

Consolidated Schedules of Investments

As of December 31, 2017

(Amounts in thousands, except share amounts)

Company(1)(14)	Investment	Interest	Maturity Date	Principal / Par	Amortized Cost(3)	Fair Value	Percentage of Net Assets
Oil and gas
Discovery DJ Services, LLC (dba Discovery Midstream Partners)(4)(7)	First lien senior secured loan	L + 7.25%	10/25/2022	37,259	36,554	36,513	2.5%
Discovery DJ Services, LLC (dba Discovery Midstream Partners)(4)(10)(11)	First lien senior secured revolving loan	L + 7.25%	10/25/2022	—	(53)	(55)	—%
Discovery DJ Services, LLC (dba Discovery Midstream Partners)(4)(10)(11)(12)	First lien senior secured delayed draw term loan	L + 7.25%	4/25/2019	—	(585)	(607)	—%
				37,259	35,916	35,851	2.5%
Professional services
Pomeroy Group LLC(4)(6)	First lien senior secured loan	L + 6.00%	11/30/2021	59,095	57,273	57,618	3.9%
Specialty retail
Saje Natural Business, Inc.(13)	Second lien senior secured loan	12.00% PIK	4/21/2022	37,656	37,061	37,091	2.5%
Transportation
Lytx, Inc.(4)(6)	First lien senior secured loan	L + 6.75%	8/31/2023	36,146	35,110	35,242	2.4%
Lytx, Inc.(4)(10)(11)	First lien senior secured revolving loan	L + 6.75%	8/31/2022	—	(56)	(50)	—%
				36,146	35,054	35,192	2.4%
Total non-controlled/non-affiliated portfolio company debt investments				2,347,573	2,305,126	2,321,397	157.6%
Equity Investments
Oil and gas
Discovery DJ Services, LLC (dba Discovery Midstream Partners)	LLC Interest	N/A	N/A	2,760	2,760	2,760	0.2%
Total non-controlled/non-affiliated portfolio company equity investments				2,760	2,760	2,760	0.2%
Total non-controlled/non-affiliated portfolio company investments				2,350,333	2,307,886	2,324,157	157.8%

Controlled/affiliated portfolio company investments
Equity Investments
Investment funds and vehicles
Sebago Lake LLC(13)(15)(17)		N/A	N/A	65,028	65,028	65,599	4.5%
Total controlled/affiliated portfolio company investments				65,028	65,028	65,599	4.5%
Total Investments				$2,415,361	$2,372,914	$2,389,756	162.3%

	Interest Rate Swaps as of December 31, 2017
	Company Receives	Company Pays	Maturity Date	Notional Amount	Hedged Instrument	Footnote Reference
Interest rate swap	4.75%	L + 2.545%	12/21/2021	$150,000	2023 Notes	Note 6
Total				$150,000

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

(9)                                 The first lien term loan is comprised of two components: Term Loan A and Term Loan B. The Company’s Term Loan A and Term Loan B principal amounts are $28.8 million and $119.9 million, respectively. Both Term Loan A and Term Loan B have the same maturity date. Interest disclosed reflects the blended rate of the first lien term loan. The Term Loan A represents a ‘first out’ tranche and the Term Loan B represents a ‘last out’ tranche. The ‘first out’ tranche has priority as to the ‘last out’ tranche with respect to payments of principal, interest and any amounts due thereunder.

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

(15)                          As defined in the 1940 Act, the Company is deemed to be both an “Affiliated Person” and has “Control” of this portfolio company as the Company owns more than 25% of the portfolio company’s outstanding voting securities or has the power to exercise control over management or policies of such portfolio company (including through a management agreement). Other than for purposes of the 1940 Act, the Company does not believe that it has control over this portfolio company. The Company’s investment in affiliates for the year ended December 31, 2017, were as follows:

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

Owl Rock Capital Corporation

Consolidated Statements of Changes in Net Assets

(Amounts in thousands)

	Years Ended December 31,
	2017	2016
Increase (Decrease) in Net Assets Resulting from Operations
Net investment income (loss)	$93,790	$9,006
Net unrealized gain (loss) on investments	9,211	7,631
Net realized gain (loss) on investments	739	—
Net Increase (Decrease) in Net Assets Resulting from Operations	103,740	16,637
Distributions
Distributions declared from net investment income	(100,546)	(2,100)
Net Decrease in Net Assets Resulting from Shareholders’ Distributions	(100,546)	(2,100)
Capital Share Transactions
Issuance of common shares	749,933	665,259
Reinvestment of distributions	38,927	729
Net Increase in Net Assets Resulting from Capital Share Transactions	788,860	665,988
Total Increase in Net Assets	792,054	680,525
Net Assets, at beginning of period	680,525	—
Net Assets, at end of period	$1,472,579	$680,525
Undistributed Net Investment Income (Loss) Included in Net Assets at the End of the Period	$1,197	$7,882

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

Note 2. Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The Company is an investment company and, therefore, applies the specialized accounting and reporting guidance in Accounting Standards Codification (“ASC”) Topic 946, Financial Services — Investment Companies. In the opinion of management, all adjustments considered necessary for the fair presentation of the consolidated financial statements have been included. The Company was initially capitalized on March 1, 2016 and commenced operations on March 3, 2016. The Company’s fiscal year ends on December 31.

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

The Company applies Financial Accounting Standards Board Accounting Standards Codification 820, Fair Value Measurements (“ASC 820”), as amended, which establishes a framework for measuring fair value in accordance with U.S. GAAP and required disclosures of fair value measurements. ASC 820 determines fair value to be the price that would be received for an investment in a current sale, which assumes an orderly transaction between market participants on the measurement date.  Market participants are defined as buyers and sellers in the principal or most advantageous market (which may be a hypothetical market) that are independent, knowledgeable, and willing and able to transact.  In accordance with ASC 820, the Company considers its principal market to be the market that has the greatest volume and level of activity. ASC 820 specifies a fair value hierarchy that prioritizes and ranks the level of observability of inputs used in determination of fair value.  In accordance with ASC 820, these levels are summarized below:

•                  Level 1 — Valuations based on quoted prices in active markets for identical assets or liabilities that the Company has the ability to access.

•                  Level 2 — Valuations based on quoted prices in markets that are not active or for which all significant inputs are observable, either directly or indirectly.

•                  Level 3 — Valuations based on inputs that are unobservable and significant to the overall fair value measurement.

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

Consolidation

As provided under Regulation S-X and ASC Topic 946 - Financial Services - Investment Companies, the Company will generally not consolidate its investment in a company other than a wholly-owned investment company or controlled operating company whose business consists of providing services to the Company. Accordingly, the Company consolidated the accounts of the Company’s wholly-owned subsidiaries in its consolidated financial statements.  All significant intercompany balances and transactions have been eliminated in consolidation.

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

Owl Rock Capital Corporation

Notes to Consolidated Financial Statements

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

Owl Rock Capital Corporation

Notes to Consolidated Financial Statements

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

Owl Rock Capital Corporation

Notes to Consolidated Financial Statements

Note 4. Investments

Under the 1940 Act, the Company is required to separately identify non-controlled investments where it owns 5% or more of a portfolio company’s outstanding voting securities and/or had the power to exercise control over the management or policies of such portfolio company as investments in “affiliated” companies. In addition, under the 1940 Act, the Company is required to separately identify investments where it owns more than 25% of a portfolio company’s outstanding voting securities and/or had the power to exercise control over the management or policies of such portfolio company as investments in “controlled” companies. Under the 1940 Act, “non-affiliated investments” are defined as investments that are neither controlled investments nor affiliated investments. Detailed information with respect to the Company’s non-controlled, non-affiliated; non-controlled, affiliated; and controlled affiliated investments is contained in the accompanying consolidated financial statements, including the consolidated schedule of investments. The information in the tables below is presented on an aggregate portfolio basis, without regard to whether they are non-controlled non-affiliated, non-controlled affiliated or controlled affiliated investments.

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

(1)         At par.

Owl Rock Capital Corporation

Notes to Consolidated Financial Statements

Sebago Lake’s Portfolio as of December 31, 2017
Company(1)(2)(4)(5)	Investment	Interest	Maturity Date	Principal / Par	Amortized Cost(3)	Fair Value	Percentage of Members’ Equity
Debt Investments
Aerospace and defense
AC&A Enterprises Holdings, LLC(8)	First lien senior secured loan	L + 5.50%	12/21/2023	$31,695	$31,062	$31,061	23.7%
AC&A Enterprises Holdings, LLC(9)(10)(12)	First lien senior secured delayed draw term loan	L + 5.50%	12/21/2023	—	(42)	(42)	—%
AC&A Enterprises Holdings, LLC(9)(10)(12)	First lien senior secured revolving loan	L + 5.50%	12/21/2022	—	(60)	(60)	—%
				31,695	30,960	30,959	23.7%
Distribution
FCX Holdings Corp.(6)	First lien senior secured loan	L + 4.25%	8/4/2020	26,626	26,501	26,493	20.2%
Sierra Acquisition, Inc(6)(13)	First lien senior secured loan	L + 4.25%	11/10/2024	20,000	19,912	20,160	15.4%
				46,626	46,413	46,653	35.6%
Education
SSH Group Holdings, Inc.(7)	First lien senior secured loan	L + 5.00%	10/2/2024	17,500	17,331	17,325	13.2%
Food and beverage
DecoPac, Inc.(7)	First lien senior secured loan	L + 4.25%	9/30/2024	21,214	21,116	21,108	16.1%
DecoPac, Inc.(7)(9)(12)	First lien senior secured revolving loan	L + 4.25%	9/29/2023	1,143	1,126	1,125	0.9%
Give & Go Prepared Foods Corp.(7)	First lien senior secured loan	L + 4.25%	7/29/2023	24,938	24,878	24,875	19.0%
Sovos Brands Intermediate, Inc.(7)	First lien senior secured loan	L + 4.50%	7/18/2024	43,135	41,899	41,927	32.0%
Sovos Brands Intermediate, Inc.(9)(10)(12)	First lien senior secured revolving loan	L + 4.50%	7/18/2022	—	(127)	(122)	(0.1)%
				90,430	88,892	88,913	67.9%
Healthcare equipment and services
Beaver-Visitec International Holdings, Inc.(7)	First lien senior secured loan	L + 5.00%	8/21/2023	46,646	46,201	46,179	35.2%
Covenant Surgical Partners, Inc.(7)	First lien senior secured loan	L + 4.75%	10/4/2024	23,077	23,023	23,021	17.5%
Covenant Surgical Partners, Inc.(7)(9)(12)	First lien senior secured delayed draw term loan	L + 4.75%	10/4/2024	1,277	1,260	1,260	1.0%
				71,000	70,484	70,460	53.7%
Insurance
Worley Claims Services, LLC(6)	First lien senior secured loan	L + 5.50%	8/7/2022	17,248	17,098	17,095	13.0%
Worley Claims Services, LLC(9)(10)(11)(12)	First lien senior secured delayed draw term loan	L + 5.50%	2/7/2019	—	(35)	(38)	—%
				17,248	17,063	17,057	13.0%
Internet software and services
DigiCert, Inc.(7)(13)	First lien senior secured loan	L + 4.75%	10/31/2024	43,000	42,799	43,516	33.2%
Manufacturing
Blount International, Inc.(6)	First lien senior secured loan	L + 4.25%	4/12/2023	15,000	14,964	15,165	11.3%
Total Debt Investments				$332,499	$328,906	$330,048	251.6%
Total Investments				$332,499	$328,906	$330,048	251.6%

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

(12)  Investment is not pledged as collateral under Sebago Lake’s credit facility.

(13)  Level 2 investment.

Below is selected balance sheet information for Sebago Lake as of December 31, 2017:

($ in thousands)	December 31, 2017
Assets
Investments at fair value (amortized cost of $328,906)	$330,048
Cash	7,519
Interest receivable	1,300
Prepaid expenses and other assets	71
Total Assets	$338,938
Liabilities
Debt (net of unamortized debt issuance costs of $4,330)	$201,419
Loan origination and structuring fees payable	3,378
Distributions payable	250
Accrued expenses and other liabilities	2,692
Total Liabilities	207,739
Members’ Equity
Members’ Equity	131,199
Members’ Equity	131,199
Total Liabilities and Members’ Equity	$338,938

Owl Rock Capital Corporation

Notes to Consolidated Financial Statements

Below is selected statement of operations information for Sebago Lake for the period ended December 31, 2017:

Period Ended
($ in thousands)	December 31, 2017
Investment Income
Interest income	$6,755
Other income	84
Total Investment Income	6,839
Expenses
Initial organization	$108
Loan origination and structuring fee	3,378
Interest expense	2,716
Professional fees	387
Total Expenses	6,589
Net Investment Income	$250
Net Unrealized Gain on Investments
Net Unrealized Gain on Investments	1,142
Total Net Unrealized Gain on Investments	1,142
Net Increase in Members’ Equity Resulting from Operations	$1,392

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

Owl Rock Capital Corporation

Notes to Consolidated Financial Statements

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

Owl Rock Capital Corporation

Notes to Consolidated Financial Statements

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

PART IV

Item 15. Exhibits, Financial Statement Schedules.

The following documents are filed as part of this annual report:

(1)                  Financial Statements — Financial statements are included in Item 8. See the Index to the Consolidated Financial Statements on page F-1 of this annual report on Form 10-K.

(2)                  Financial Statement Schedules — None. We have omitted financial statement schedules because they are not required or are not applicable, or the required information is shown in the consolidated statements or notes to the consolidated financial statements included in this annual report on Form 10-K.

(3)                  Exhibits — The following is a list of all exhibits filed as a part of this annual report on Form 10-K, including those incorporated by reference

Please note that the agreements included as exhibits to this Form 10-K are included to provide information regarding their terms and are not intended to provide any other factual or disclosure information about us or the other parties to the agreements. The agreements contain representations and warranties by each of the parties to the applicable agreement that have been made solely for the benefit of the other parties to the applicable agreement and may not describe the actual state of affairs as of the date they were made or at any other time.

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

21.1	Subsidiaries (incorporated by reference to Exhibit 21.1 to the Company’s annual report on Form 10-K filed on March 5, 2018).

24	Power of attorney (included on the signature page to the Company’s annual report on Form 10-K filed on March 5, 2018).

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*Filed herein

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Company Name

Date: May 9, 2018	By:	/s/ Alan Kirshenbaum
Alan Kirshenbaum
Chief Financial Officer and Chief Operating Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities on May 9, 2018.

Name	Title

/s/ Craig W. Packer	Chief Executive Officer and Director
Craig W. Packer

/s/ Alan Kirshenbaum	Chief Financial Officer, Chief Operating Officer and Director
Alan Kirshenbaum

*	Director
Douglas I. Ostrover

*	Director and Chairman of the Board of Directors
Edward D’Alelio

*	Director and Chairman of the Audit Committee
Christopher M. Temple

*	Director and Chairman of the Nominating and Corporate Governance Committee
Eric Kaye

*	Director
Brian Finn

* Signed by Alan Kirshenbaum pursuant to a power of attorney signed by each individual and filed with the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017.