Form 10-Q
period 2018-06-30
Owl Rock Capital Corp
filed 2018-08-08
CIK 1655888

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

As of August 7, 2018 the registrant had 160,686,258 shares of common stock, $0.01 par value per share, outstanding.

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

PART I. CONSOLIDATED FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

Owl Rock Capital Corporation

Consolidated Statements of Assets and Liabilities

(Amounts in thousands, except share and per share amounts)

	June 30, 2018 (Unaudited)	December 31, 2017
Assets
Investments at fair value
Non-controlled/non-affiliated investments (amortized cost of $3,367,672 and $2,307,886, respectively)	$3,392,890	$2,324,157
Controlled affiliated investments (amortized cost of $93,134 and $65,028, respectively)	92,523	65,599
Total investments at fair value (amortized cost of $3,460,806 and $2,372,914, respectively)	3,485,413	2,389,756
Cash (restricted cash of $5,809 and $2,638, respectively)	161,583	20,071
Receivable for investments sold	—	19,900
Interest receivable	13,337	8,984
Receivable from a controlled affiliate	4,419	3,503
Prepaid expenses and other assets	4,167	1,333
Total Assets	$3,668,919	$2,443,547
Liabilities
Debt (net of unamortized debt issuance costs of $16,536 and $12,568, respectively)	$1,485,464	$919,432
Management fee payable	12,742	11,152
Distribution payable	46,509	33,545
Payables to affiliates	1,670	2,330
Payable for investments purchased	12,584	—
Accrued expenses and other liabilities	11,978	4,509
Total Liabilities	1,570,947	970,968
Commitments and contingencies (Note 7)
Net Assets
Common shares $0.01 par value, 500,000,000 shares authorized; 137,899,302 and 97,959,595 shares issued and outstanding, respectively	1,379	980
Additional paid-in-capital	2,064,780	1,451,886
Accumulated undistributed net investment income	9,325	1,197
Net unrealized gain (loss) on investments	24,607	16,842
Undistributed net realized gains (losses)	(2,119)	1,674
Total Net Assets	2,097,972	1,472,579
Total Liabilities and Net Assets	$3,668,919	$2,443,547
Net Asset Value Per Share	$15.21	$15.03

The accompanying notes are an integral part of these consolidated financial statements.

Owl Rock Capital Corporation

Consolidated Statements of Operations

(Amounts in thousands, except share and per share amounts)

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
Investment Income
Investment income from non-controlled, non-affiliated investments:
Interest income	$79,907	$31,793	$141,196	$54,944
Other income	2,956	1,046	4,606	1,207
Total investment income from non-controlled, non-affiliated investments	82,863	32,839	145,802	56,151
Investment income from controlled, affiliated investments:
Dividend income	1,601	—	2,923	—
Other income	1,636	—	2,819	—
Total investment income from controlled, affiliated investments	3,237	—	5,742	—
Total Investment Income	86,100	32,839	151,544	56,151
Expenses
Interest expense	17,102	5,229	29,159	8,258
Management fee	12,742	6,262	24,777	11,273
Professional fees	1,631	1,181	3,043	2,440
Directors' fees	128	79	266	190
Other general and administrative	1,625	797	2,698	1,916
Total Expenses	33,228	13,548	59,943	24,077
Net Investment Income (Loss) Before Taxes	52,872	19,291	91,601	32,074
Excise tax expense	531	15	583	15
Net Investment Income (Loss) After Taxes	$52,341	$19,276	$91,018	$32,059
Net Realized and Unrealized Gain (Loss) on Investments
Net change in unrealized gain (loss):
Non-controlled, non-affiliated investments	$3,443	$825	$8,948	$6,259
Controlled affiliated investments	(1,118)	(49)	(1,182)	(49)
Total Net Change in Unrealized Gain (Loss)	2,325	776	7,766	6,210
Net realized gain (loss):
Non-controlled, non-affiliated investments	(3,951)	—	(3,793)	—
Total Net Realized Gain (Loss)	(3,951)	—	(3,793)	—
Total Net Realized and Unrealized Gain (Loss) on Investments	(1,626)	776	3,973	6,210
Net Increase (Decrease) in Net Assets Resulting from Operations	$50,715	$20,052	$94,991	$38,269
Earnings Per Share - Basic and Diluted	$0.41	$0.35	$0.85	$0.74
Weighted Average Shares Outstanding - Basic and Diluted	122,691,019	56,902,859	111,867,699	51,424,041

The accompanying notes are an integral part of these consolidated financial statements.

Owl Rock Capital Corporation

Consolidated Schedules of Investments

As of June 30, 2018

(Amounts in thousands, except share amounts)

(Unaudited)

Company(1)(14)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(3)(19)	Fair Value	Percentage of Net Assets
Non-controlled/non-affiliated portfolio company investments(2)
Debt Investments
Advertising and media
PAK Acquisition Corporation (dba Valpak)(4)(5)	First lien senior secured loan	L + 8.00%	6/30/2022	$73,775	$72,633	$74,512	3.6%
Swipe Acquisition Corporation (dba PLI)(4)(5)(18)	First lien senior secured loan	L + 7.50%	6/29/2024	112,069	109,830	109,828	5.2%
Swipe Acquisition Corporation (dba PLI)(4)(10)(11)(12)(18)	First lien senior secured delayed draw term loan	L + 7.50%	9/30/2019	-	(194)	(259)	-%
				185,844	182,269	184,081	8.8%
Automotive
Mavis Tire Express Services Corp.(4)(5)(18)	Second lien senior secured loan	L + 7.50%	3/20/2026	155,000	151,640	151,900	7.2%
Mavis Tire Express Services Corp.(4)(5)(10)(12)(18)	Second lien senior secured delayed draw term loan	L + 7.50%	3/20/2020	752	474	533	-%
				155,752	152,114	152,433	7.2%
Buildings and real estate
DTZ U.S. Borrower, LLC (dba Cushman & Wakefield)(4)(6)(18)	Second lien senior secured loan	L + 7.75%	11/4/2022	125,000	123,960	125,000	6.0%
Business services
Access CIG, LLC(4)(5)(18)	Second lien senior secured loan	L + 7.75%	2/27/2026	35,972	35,650	35,613	1.7%
Access CIG, LLC(4)(10)(12)(18)	Second lien senior secured delayed draw term loan	L + 7.75%	8/27/2019	-	-	-	-%
CIBT Global, Inc.(4)(6)(18)	Second lien senior secured loan	L + 7.75%	6/1/2025	49,000	47,908	48,510	2.3%
Transperfect Global, Inc.(4)(5)(18)	First lien senior secured loan	L + 6.75%	5/7/2024	232,418	227,858	227,769	10.9%
Vistage International, Inc.(4)(5)(18)	Second lien senior secured loan	L + 8.00%	2/8/2026	43,500	43,145	43,065	2.1%
Vestcom Parent Holdings, Inc.(4)(5)	Second lien senior secured loan	L + 8.50%	6/19/2024	65,000	64,173	65,000	3.1%
				425,890	418,734	419,957	20.1%
Chemicals
Douglas Products and Packaging Company LLC(4)(6)(18)	First lien senior secured loan	L + 5.75%	3/29/2022	57,581	57,173	57,150	2.7%
Douglas Products and Packaging Company LLC(4)(10)(11)(18)	First lien senior secured revolving loan	L + 5.75%	3/29/2022	-	(44)	(47)	-%
				57,581	57,129	57,103	2.7%
Consumer products
Feradyne Outdoors, LLC(4)(6)(18)	First lien senior secured loan	L + 6.25%	5/25/2023	114,345	113,166	112,058	5.3%
Containers and packaging
Ring Container Technologies Group, LLC(4)(5)(18)	Second lien senior secured loan	L + 7.50%	10/31/2025	55,000	53,965	54,450	2.6%

Owl Rock Capital Corporation

Consolidated Schedules of Investments

As of June 30, 2018

(Amounts in thousands, except share amounts)

(Unaudited)

Company(1)(14)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(3)(19)	Fair Value	Percentage of Net Assets
Distribution
ABB/Con-cise Optical Group LLC(4)(5)	First lien senior secured loan	L + 5.00%	6/15/2023	59,363	59,495	59,363	2.8%
ABB/Con-cise Optical Group LLC(4)(5)	Second lien senior secured loan	L + 9.00%	6/17/2024	25,000	24,386	24,750	1.2%
Dade Paper & Bag, LLC (dba Imperial-Dade)(4)(5)(18)	First lien senior secured loan	L + 7.44%	6/9/2024	37,395	36,788	37,353	1.8%
JM Swank, LLC(4)(6)	First lien senior secured loan	L + 7.50%	7/25/2022	117,973	116,066	117,973	5.6%
QC Supply, LLC(4)(5)	First lien senior secured loan	L + 6.00%	12/29/2022	26,103	25,589	25,711	1.2%
QC Supply, LLC(4)(5)(10)(12)	First lien senior secured delayed draw term loan	L + 6.00%	12/29/2018	8,667	8,414	8,419	0.4%
QC Supply, LLC(4)(5)(10)	First lien senior secured revolving loan	L + 6.00%	12/29/2021	4,472	4,385	4,397	0.2%
				278,973	275,123	277,966	13.2%
Education
Learning Care Group (US) No. 2 Inc.(4)(6)(18)	Second lien senior secured loan	L + 7.50%	3/13/2026	25,000	24,513	24,500	1.2%
TSB Purchaser, Inc. (dba Teaching Strategies, Inc.)(4)(6)(18)	First lien senior secured loan	L + 6.00%	5/14/2024	63,160	61,613	61,581	2.9%
TSB Purchaser, Inc. (dba Teaching Strategies, Inc.)(4)(10)(11)(18)	First lien senior secured revolving loan	L + 6.00%	5/14/2024	-	(104)	(106)	-%
				88,160	86,022	85,975	4.1%
Energy equipment and services
Hillstone Environmental Partners, LLC(4)(6)(18)	First lien senior secured loan	L + 7.75%	4/25/2023	49,041	48,330	48,306	2.3%
Hillstone Environmental Partners, LLC(4)(10)(11)(18)	First lien senior secured revolving loan	L + 7.75%	4/25/2023	-	(64)	(67)	-%
Liberty Oilfield Services LLC(4)(5)(13)(18)	First lien senior secured loan	L + 7.63%	9/19/2022	14,371	14,143	14,514	0.7%
				63,412	62,409	62,753	3.0%
Financial services
Blackhawk Network Holdings, Inc.(4)(5)(18)	Second lien senior secured loan	L + 7.00%	6/15/2026	68,750	68,017	68,014	3.2%
NMI Acquisitionco, Inc. (dba Network Merchants)(4)(5)(18)	First lien senior secured loan	L + 6.75%	9/6/2022	28,626	28,004	28,053	1.3%
NMI Acquisitionco, Inc. (dba Network Merchants)(4)(5)(10)(18)	First lien senior secured revolving loan	L + 6.75%	9/6/2022	427	413	414	-%
				97,803	96,434	96,481	4.5%
Food and beverage
CM7 Restaurant Holdings, LLC(4)(5)(18)	First lien senior secured loan	L + 8.75%	5/22/2023	36,490	35,830	35,785	1.7%
CM7 Restaurant Holdings, LLC(4)(5)(10)(12)(18)	First lien senior secured delayed draw term loan	L + 8.75%	5/21/2019	859	842	859	-%
CM7 Restaurant Holdings, LLC(4)(10)(12)(18)	First lien senior secured delayed draw term loan	L + 8.75%	5/21/2019	-	-	-	-%

Owl Rock Capital Corporation

Consolidated Schedules of Investments

As of June 30, 2018

(Amounts in thousands, except share amounts)

(Unaudited)

Company(1)(14)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(3)(19)	Fair Value	Percentage of Net Assets
Carolina Beverage Group (fka Cold Spring Brewing Company)(4)(5)(18)	First lien senior secured loan	L + 5.25%	5/15/2024	39,826	39,053	39,030	1.9%
Carolina Beverage Group(fka Cold Spring Brewing Company)(4)(10)(11)(18)	First lien senior secured revolving loan	L + 5.25%	5/15/2024	-	(53)	(54)	-%
Give and Go Prepared Foods Corp.(4)(6)(13)	Second lien senior secured loan	L + 8.50%	1/29/2024	42,000	41,622	41,160	2.0%
Manna Development Group, LLC(4)(5)(18)	First lien senior secured loan	L + 6.00%	10/24/2022	57,664	56,830	56,799	2.7%
Manna Development Group, LLC(4)(5)(10)(18)	First lien senior secured revolving loan	L + 6.00%	10/24/2022	867	701	802	-%
Recipe Acquisition Corp. (dba Roland Corporation)(4)(6)	Second lien senior secured loan	L + 8.00%	12/1/2022	32,000	31,527	32,000	1.5%
Tall Tree Foods, Inc.(4)(5)	First lien senior secured loan	L + 7.25%	8/12/2022	52,450	51,871	51,401	2.5%
				262,156	258,223	257,782	12.3%
Healthcare providers and services
Geodigm Corporation (dba National Dentex)(4)(5)(7)(18)	First lien senior secured loan	L + 6.54%	12/1/2021	78,232	77,598	78,232	3.7%
TC Holdings, LLC (dba TrialCard)(4)(6)(18)	First lien senior secured loan	L + 4.50%	11/14/2023	61,909	60,665	60,980	2.9%
TC Holdings, LLC (dba TrialCard)(4)(10)(11)(12)(18)	First lien senior secured delayed draw term loan	L + 4.50%	6/30/2019	-	(479)	-	-%
TC Holdings, LLC (dba TrialCard)(4)(10)(11)(18)	First lien senior secured revolving loan	L + 4.50%	11/14/2022	-	(97)	(75)	-%
				140,141	137,687	139,137	6.6%
Household products
Hayward Industries, Inc.(4)(5)(18)	Second lien senior secured loan	L + 8.25%	8/4/2025	72,500	71,165	71,775	3.4%
Infrastructure and environmental services
FR Arsenal Holdings II Corp. (dba Applied-Cleveland Holdings, Inc.)(4)(6)	First lien senior secured loan	L + 7.25%	9/8/2022	103,088	101,390	103,603	4.9%
LineStar Integrity Services LLC(4)(6)(18)	First lien senior secured loan	L + 7.25%	2/12/2024	51,538	50,557	50,764	2.5%
LineStar Integrity Services LLC(4)(10)(11)(12)(18)	First lien senior secured delayed draw term loan	L + 7.25%	8/12/2019	-	(242)	(129)	-%
				154,626	151,705	154,238	7.4%
Insurance
CD&R TZ Purchaser, Inc. (dba Tranzact)(4)(6)	First lien senior secured loan	L + 6.00%	7/21/2023	34,369	32,755	34,025	1.6%
Internet software and services
Accela, Inc.(4)(6)	First lien senior secured loan	L + 6.25%	9/28/2023	48,630	47,538	47,901	2.3%
Accela, Inc.(4)(10)(11)	First lien senior secured revolving loan	L + 6.25%	9/28/2023	-	(131)	(90)	-%
Infoblox Inc.(4)(5)	Second lien senior secured loan	L + 8.75%	11/7/2024	30,000	29,497	30,000	1.4%
Trader Interactive, LLC (fka Dominion Web Solutions, LLC)(4)(5)(18)	First lien senior secured loan	L + 5.75%	6/17/2024	103,273	101,890	103,118	4.9%

Owl Rock Capital Corporation

Consolidated Schedules of Investments

As of June 30, 2018

(Amounts in thousands, except share amounts)

(Unaudited)

Company(1)(14)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(3)(19)	Fair Value	Percentage of Net Assets
Trader Interactive, LLC (fka Dominion Web Solutions, LLC)(4)(10)(11)(18)	First lien senior secured revolving loan	L + 5.75%	6/15/2023	-	(81)	(9)	-%
				181,903	178,713	180,920	8.6%
Leisure and entertainment
Troon Golf, L.L.C.(4)(6)(7)(9)(18)	First lien senior secured term loan A and B	L + 6.38% (TLA: L + 3.5%; TLB: L + 7.1%)	9/29/2023	170,252	167,940	169,401	8.1%
Troon Golf, L.L.C.(4)(10)(11)(18)	First lien senior secured revolving loan	L + 6.38%	9/29/2023	-	(189)	(72)	-%
UFC Holdings, LLC(4)(5)(16)	Second lien senior secured loan	L + 7.50%	8/18/2024	35,000	34,722	35,175	1.7%
				205,252	202,473	204,504	9.8%
Manufacturing
Ideal Tridon Holdings, Inc.(4)(6)(18)	First lien senior secured loan	L + 6.50%	7/31/2023	46,813	46,006	46,345	2.2%
Ideal Tridon Holdings, Inc.(4)(6)(10)(18)	First lien senior secured revolving loan	L + 6.50%	7/31/2022	2,893	2,814	2,845	0.1%
Professional Plumbing Group, Inc.(4)(6)(18)	First lien senior secured loan	L + 6.75%	4/16/2024	53,010	52,236	52,215	2.5%
Professional Plumbing Group, Inc.(4)(6)(10)(18)	First lien senior secured revolving loan	L + 6.75%	4/16/2024	2,657	2,530	2,524	0.1%
				105,373	103,586	103,929	4.9%
Oil and gas
Discovery DJ Services, LLC (dba Discovery Midstream Partners)(4)(5)(18)	First lien senior secured loan	L + 7.25%	10/25/2022	37,259	36,615	37,259	1.8%
Discovery DJ Services, LLC (dba Discovery Midstream Partners)(4)(10)(11)(18)	First lien senior secured revolving loan	L + 7.25%	10/25/2022	-	(48)	-	-%
Discovery DJ Services, LLC (dba Discovery Midstream Partners)(4)(5)(10)(18)	First lien senior secured delayed draw term loan	L + 7.25%	10/25/2022	27,875	26,945	27,875	1.3%
Zenith Energy U.S. Logistics Holdings, LLC(4)(5)(18)	First lien senior secured loan	L + 5.50%	12/21/2024	107,464	105,387	105,315	5.0%
Zenith Energy U.S. Logistics Holdings, LLC(4)(10)(12)(18)	First lien senior secured delayed draw term loan	L + 5.50%	12/21/2018	-	-	-	-%
				172,598	168,899	170,449	8.1%
Professional services
Cardinal US Holdings, Inc.(4)(6)(13)(18)	First lien senior secured loan	L + 5.00%	7/31/2023	64,016	59,958	62,096	3.0%
GC Agile Holdings Limited (dba Apex Fund Services)(4)(6)(13)(18)	First lien senior secured loan	L + 6.50%	6/15/2025	74,649	73,164	73,156	3.5%
GC Agile Holdings Limited (dba Apex Fund Services)(4)(10)(11)(12)(13)(18)	First lien senior secured delayed draw term loan	L + 6.50%	12/15/2018	-	(716)	(721)	-%
GC Agile Holdings Limited (dba Apex Fund Services)(4)(10)(11)(13)(18)	First lien senior secured multi draw term loan	L + 6.50%	6/15/2020	-	(587)	(601)	-%

Owl Rock Capital Corporation

Consolidated Schedules of Investments

As of June 30, 2018

(Amounts in thousands, except share amounts)

(Unaudited)

Company(1)(14)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(3)(19)	Fair Value	Percentage of Net Assets
GC Agile Holdings Limited (dba Apex Fund Services)(4)(10)(11)(13)(18)	First lien senior secured revolving loan	L + 6.50%	6/15/2023	-	(330)	(208)	-%
Pomeroy Group LLC(4)(5)	First lien senior secured loan	L + 6.00%	11/30/2021	58,794	57,182	58,794	2.8%
				197,459	188,671	192,516	9.3%
Specialty retail
Galls, LLC(4)(5)(18)	First lien senior secured loan	L + 6.25%	1/31/2025	92,388	91,286	91,464	4.4%
Galls, LLC(4)(5)(10)(18)	First lien senior secured revolving loan	L + 6.25%	1/31/2024	9,631	9,316	9,421	0.4%
Galls, LLC(4)(5)(10)(12)(18)	First lien senior secured delayed draw term loan	L + 6.25%	1/31/2020	5,146	4,883	4,750	0.2%
				107,165	105,485	105,635	5.0%
Telecommunications
DB Datacenter Holdings Inc.(4)(5)(18)	Second lien senior secured loan	L + 7.50%	4/3/2025	35,000	34,510	34,650	1.7%
Transportation
Lytx, Inc.(4)(5)(18)	First lien senior secured loan	L + 6.75%	8/31/2023	44,358	43,156	44,358	2.1%
Lytx, Inc.(4)(10)(11)(18)	First lien senior secured revolving loan	L + 6.75%	8/31/2022	-	(51)	-	-%
Motus, LLC and Runzheimer International LLC(4)(5)(18)	First lien senior secured loan	L + 6.75%	1/17/2024	67,600	66,011	66,248	3.2%
Motus, LLC and Runzheimer International LLC(4)(5)(10)(18)	First lien senior secured revolving loan	L + 6.75%	1/17/2023	384	259	274	-%
				112,342	109,375	110,880	5.3%
Total non-controlled/non-affiliated portfolio company debt investments				3,428,644	3,364,572	3,388,697	161.5%
Equity Investments
Food and beverage
CM7 Restaurant Holdings, LLC(18)(20)	LLC Interest	N/A	N/A	340	340	340	-%
Oil and gas
Discovery DJ Services, LLC (dba Discovery Midstream Partners)(18)(20)	LLC Interest	N/A	N/A	2,760	2,760	3,853	0.2%
Total non-controlled/non-affiliated portfolio company equity investments				3,100	3,100	4,193	0.2%
Total non-controlled/non-affiliated portfolio company investments				3,431,744	3,367,672	3,392,890	161.7%

Controlled/affiliated portfolio company investments
Equity Investments
Investment funds and vehicles
Sebago Lake LLC(8)(13)(15)(17)(20)		N/A	N/A	93,134	93,134	92,523	4.4%
Total controlled/affiliated portfolio company investments				93,134	93,134	92,523	4.4%
Total Investments				$3,524,878	$3,460,806	$3,485,413	166.1%

Owl Rock Capital Corporation

Consolidated Schedules of Investments

As of June 30, 2018

(Amounts in thousands, except share amounts)

(Unaudited)

	Interest Rate Swaps as of June 30, 2018
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

(5)	The interest rate on these loans is subject to 1 month LIBOR, which as of June 30, 2018 was 2.09%.
(6)	The interest rate on these loans is subject to 3 month LIBOR, which as of June 30, 2018 was 2.34%.
(7)

The Company may be entitled to receive additional interest as a result of an arrangement with other lenders in the syndication. In exchange for the higher interest rate, the “last-out” portion is at a greater risk of loss.

(8)	Investment measured at NAV.
(9)

The first lien term loan is comprised of two components: Term Loan A and Term Loan B. The Company's Term Loan A and Term Loan B principal amounts are $33.0 million and $137.3 million, respectively. Both Term Loan A and Term Loan B have the same maturity date. Interest disclosed reflects the blended rate of the first lien term loan. The Term Loan A represents a ‘first out’ tranche and the Term Loan B represents a ‘last out’ tranche. The ‘first out’ tranche has priority as to the ‘last out’ tranche with respect to payments of principal, interest and any amounts due thereunder.

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
(13)

This portfolio company is not a qualifying asset under Section 55(a) of the 1940 Act. Under the 1940 Act, the Company may not acquire any non-qualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of total assets. As of June 30, 2018, non-qualifying assets represented 8.1% of total assets as calculated in accordance with the regulatory requirements.

(14)

Unless otherwise indicated, the Company’s portfolio companies are pledged as collateral supporting the amounts outstanding under the Revolving Credit Facility and SPV Asset Facilities. See Note 6 “Debt”.

(15)

As defined in the 1940 Act, the Company is deemed to be both an "Affiliated Person" and has "Control" of this portfolio company as the Company owns more than 25% of the portfolio company's outstanding voting securities or has the power to exercise control over management or policies of such portfolio company (including through a management agreement). Other than for purposes of the 1940 Act, the Company does not believe that it has control over this portfolio company. The Company’s investment in affiliates for the six months ended June 30, 2018, were as follows:

($ in thousands)	Fair value as of December 31, 2017	Gross Additions	Gross Reductions	Change in Unrealized Gains (Losses)	Fair value as of June 30, 2018	Dividend Income	Other Income
Controlled Affiliates
Sebago Lake LLC	$65,599	$28,106	$—	$(1,182)	$92,523	$2,923	$2,819
Total Controlled Affiliates	$65,599	$28,106	$—	$(1,182)	$92,523	$2,923	$2,819

(16)	Level 2 investment.
(17)	Investment is not pledged as collateral for the credit facilities.
(18)

Represents co-investment made with the Company’s affiliates in accordance with the terms of the exemptive relief that the Company received from the U.S. Securities and Exchange Commission. See Note 3 “Agreements and Related Party Transactions.”

(19)	The tax cost of the Company’s investments approximates their amortized cost.
(20)

Security acquired in transaction exempt from registration under the Securities Act of 1933, and may be deemed to be “restricted securities” under the Securities Act. As of June 30, 2018, the aggregate fair value of these securities is $96.7 million, or 4.6% of the Company’s net assets.

The accompanying notes are an integral part of these consolidated financial statements.

Owl Rock Capital Corporation

Consolidated Schedules of Investments

As of December 31, 2017

(Amounts in thousands, except share amounts)

Company(1)(14)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(3)	Fair Value	Percentage of Net Assets
Non-controlled/non-affiliated portfolio company investments(2)
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

Owl Rock Capital Corporation

Consolidated Statements of Changes in Net Assets

(Amounts in thousands)

(Unaudited)

	For the Six Months Ended June 30,
	2018	2017
Increase (Decrease) in Net Assets Resulting from Operations
Net investment income (loss)	$91,018	$32,059
Net unrealized gain (loss) on investments	7,766	6,210
Net realized gain (loss) on investments	(3,793)	—
Net Increase (Decrease) in Net Assets Resulting from Operations	94,991	38,269
Distributions
Distributions declared from net investment income	(82,891)	(21,500)
Net Decrease in Net Assets Resulting from Shareholders' Distributions	(82,891)	(21,500)
Capital Share Transactions
Issuance of common shares	574,942	375,000
Reinvestment of distributions	38,351	11,612
Net Increase in Net Assets Resulting from Capital Share Transactions	613,293	386,612
Total Increase in Net Assets	625,393	403,381
Net Assets, at beginning of period	1,472,579	680,525
Net Assets, at end of period	$2,097,972	$1,083,906
Undistributed Net Investment Income (Loss) Included in Net Assets at the End of the Period	$9,325	$18,441

The accompanying notes are an integral part of these consolidated financial statements.

Owl Rock Capital Corporation

Consolidated Statements of Cash Flows

(Amounts in thousands)

(Unaudited)

	For the Six Months Ended June 30,
	2018	2017
Cash Flows from Operating Activities
Net Increase (Decrease) in Net Assets Resulting from Operations	$94,991	$38,269
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash used in operating activities:
Purchases of investments, net	(1,725,095)	(1,009,072)
Proceeds from investments, net	645,330	194,868
Net amortization of discount on investments	(10,805)	(2,437)
Payment-in-kind interest	(1,114)	(1,239)
Net change in unrealized (gain) loss on investments	(7,766)	(6,210)
Net realized (gain) loss	3,793	—
Amortization of debt issuance costs	2,370	1,183
Amortization of offering costs	400	415
Changes in operating assets and liabilities:
(Increase) decrease in receivable for investments sold	19,900	—
(Increase) decrease in interest receivable	(4,353)	(4,227)
(Increase) decrease in receivable from a controlled affiliate	(916)	—
(Increase) decrease in prepaid expenses and other assets	(2,841)	(142)
Increase (decrease) in management fee payable	1,590	1,697
Increase (decrease) in payables to affiliate	(660)	(635)
Increase (decrease) in payables for investments purchased	12,584	—
Increase (decrease) in accrued expenses and other liabilities	7,469	1,108
Net cash used in operating activities	(965,123)	(786,422)
Cash Flows from Financing Activities
Borrowings on Credit Facilities	1,537,000	1,093,000
Payments on Credit Facilities	(967,000)	(785,000)
Debt issuance costs	(6,338)	(4,976)
Proceeds from issuance of common shares	574,942	375,000
Offering costs paid	(393)	(503)
Cash distributions paid to shareholders	(31,576)	(9,888)
Net cash provided by financing activities	1,106,635	667,633
Net increase (decrease) in cash and restricted cash	141,512	(118,789)
Cash and restricted cash, beginning of period	20,071	209,353
Cash and restricted cash, end of period	$161,583	$90,564

Supplemental and Non-Cash Information
Interest paid during the period	$20,407	$7,799
Distributions declared during the period	$82,891	$21,500
Reinvestment of distributions during the period	$38,351	$11,612

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

In April 2016, the Company made its first portfolio company investment. On April 27, 2016, the Company formed a wholly-owned subsidiary, OR Lending LLC, a Delaware limited liability company, which holds a California finance lenders license and a Tennessee industrial loan and thrift certificate. OR Lending LLC originates loans to borrowers headquartered in California and Tennessee. On August 24, 2017, the Company formed a wholly-owned subsidiary, ORCC Financing LLC, a Delaware limited liability company. On October 18, 2017, the Company formed a wholly-owned subsidiary, OR DH I LLC, a Delaware limited liability company. On March 20, 2018, the Company formed a wholly-owned subsidiary, ORCC Financing II LLC, a Delaware limited liability company. On May 8, 2018, the Company formed a wholly-owned subsidiary, OR MH I LLC, a Delaware limited liability company.

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

From March 3, 2016 (the “Initial Closing”) through March 2, 2018, the Company conducted private offerings (each, a “Private Offering”) of common stock to accredited investors in reliance on exemptions from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”). At the closing of each Private Offering, each investor made a capital commitment (a “Capital Commitment”) to purchase shares of the Company’s common stock pursuant to a subscription agreement entered into with the Company. Investors are required to fund drawdowns to purchase shares of the Company’s common stock up to the amount of their respective Capital Commitment on an as-needed basis each time the Company delivers a drawdown notice to its investors. If the Company has not consummated a listing of its common shares on a national securities exchange (an “Exchange Listing”) by March 3, 2021, the five-year anniversary of the Initial Closing, subject to extension for two additional one-year periods, in the sole discretion of the Board, the Board (subject to any necessary shareholder approvals and applicable requirements of the 1940 Act) will use its commercially reasonable efforts to wind down and/or liquidate and dissolve the Company in an orderly manner.

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

Owl Rock Capital Corporation

Notes to Consolidated Financial Statements (Unaudited)

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

Owl Rock Capital Corporation

Notes to Consolidated Financial Statements (Unaudited)

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

Owl Rock Capital Corporation

Notes to Consolidated Financial Statements (Unaudited)

basis, to the business and affairs of the Company). Directors who are not affiliated with the Adviser receive compensation for their services and reimbursement of expenses incurred to attend meetings.

For the three and six months ended June 30, 2018, the Company incurred expenses of approximately $0.9 million and $1.6 million, respectively, for costs and expenses reimbursable to the Adviser under the terms of the Administration Agreement. For the three and six months ended June 30, 2017, the Company incurred expenses of approximately $0.6 million and $1.5 million, respectively, for costs and expenses reimbursable to the Adviser under the terms of the Administration Agreement.

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

For the three and six months ended June 30, 2018, management fees were $12.7 million and $24.8 million, respectively. For the three and six months ended June 30, 2017, management fees were $6.3 million and $11.3 million, respectively.

Pursuant to the Investment Advisory Agreement, the Adviser will not be entitled to an incentive fee prior to an Exchange Listing. Following an Exchange Listing, the incentive fee will consist of two components that are independent of each other, with the result that one component may be payable even if the other is not. A portion of the incentive fee is based on the Company’s pre-incentive fee net investment income and a portion is based on the Company’s capital gains. The portion of the incentive fee based on pre-incentive fee net investment income is determined and paid quarterly in arrears commencing with the first calendar quarter following an Exchange Listing, and equals 100% of the pre-incentive fee net investment income in excess of a 1.5% quarterly “hurdle rate,” until the Adviser has received 20% of the total pre-incentive fee net investment income for that calendar quarter and, for pre-

Owl Rock Capital Corporation

Notes to Consolidated Financial Statements (Unaudited)

incentive fee net investment income in excess of 1.875% quarterly, 20% of all remaining pre-incentive fee net investment income for that calendar quarter.

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

There was no incentive fee for the three and six months ended June 30, 2018 and 2017.

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

Owl Rock Capital Corporation

Notes to Consolidated Financial Statements (Unaudited)

Investments at fair value and amortized cost consisted of the following as of June 30, 2018 and December 31, 2017:

	June 30, 2018		December 31, 2017
($ in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
First-lien senior secured debt investments	$2,483,698	$2,502,602	$1,640,301	$1,652,021
Second-lien senior secured debt investments	880,874	886,095	664,825	669,376
Equity investments	3,100	4,193	2,760	2,760
Investment funds and vehicles(1)	93,134	92,523	65,028	65,599
Total Investments	$3,460,806	$3,485,413	$2,372,914	$2,389,756

________________

(1)	Includes equity investment in Sebago Lake. See below, within Note 4, for more information regarding Sebago Lake.

The industry composition of investments based on fair value as of June 30, 2018 and December 31, 2017 was as follows:

	June 30, 2018	December 31, 2017
Advertising and media	5.3%	3.3%
Aerospace and defense	—	2.1
Automotive	4.4	—
Buildings and real estate	3.6	5.2
Business services	12.0	8.8
Chemicals	1.6	—
Consumer products	3.2	4.7
Containers and packaging	1.5	2.3
Distribution	8.0	13.3
Education	2.5	—
Energy equipment and services	1.8	6.1
Financial services	2.8	3.6
Food and beverage	7.4	5.5
Healthcare providers and services	4.0	7.6
Household products	2.0	3.0
Human resource support services	—	1.9
Infrastructure and environmental services	4.4	3.1
Insurance	1.0	1.4
Internet software and services	5.2	7.4
Investment funds and vehicles (1)	2.7	2.7
Leisure and entertainment	5.9	7.6
Manufacturing	3.0	3.3
Oil and gas	5.0	1.6
Professional services	5.5	2.4
Specialty retail	3.0	1.6
Telecommunications	1.0	—
Transportation	3.2	1.5
Total	100.0%	100.0%

________________

(1)	Includes equity investment in Sebago Lake. See below, within Note 4, for more information regarding Sebago Lake.

Owl Rock Capital Corporation

Notes to Consolidated Financial Statements (Unaudited)

The geographic composition of investments based on fair value as of June 30, 2018 and December 31, 2017 was as follows:

	June 30, 2018	December 31, 2017
United States:
Midwest	17.6%	16.9%
Northeast	20.4	15.7
South	37.9	42.1
West	19.0	17.9
Belgium	1.8	2.5
Canada	1.2	3.3
United Kingdom	2.1	1.6
Total	100.0%	100.0%

Sebago Lake LLC

Sebago Lake, a Delaware limited liability company, was formed as a joint venture between the Company and The Regents of the University of California (“Regents”) and commenced operations on June 20, 2017. Sebago Lake’s principal purpose is to make investments, primarily in senior secured loans that are made to middle-market companies or in broadly syndicated loans. Both the Company and Regents (the “Members”) have a 50% economic ownership in Sebago Lake. Except under certain circumstances, contributions to Sebago Lake cannot be redeemed. Each of the Members initially agreed to contribute up to $100 million to Sebago Lake. As of June 30, 2018, each Member has funded $93.1 million of their $100 million subscriptions. On July 26, 2018, each of the Members increased their contribution to Sebago Lake up to an aggregate of $125 million. Sebago Lake is managed by the Members, each of which have equal voting rights. Investment decisions must be approved by each of the Members.

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

As of June 30, 2018 and December 31, 2017, Sebago Lake had total investments in senior secured debt at fair value of $520.7 million and $330.0 million, respectively. The determination of fair value is in accordance with ASC 820; however, such fair value is not included in the Board’s valuation process described herein. The following table is a summary of Sebago Lake’s portfolio as well as a listing of the portfolio investments in Sebago Lake’s portfolio as of June 30, 2018 and December 31, 2017:

($ in thousands)	June 30, 2018	December 31, 2017
Total senior secured debt investments(1)	$528,440	$332,499
Weighted average spread over LIBOR(1)	4.73%	4.71%
Number of portfolio companies	18	12
Largest funded investment to a single borrower(1)	$49,874	$46,646

________________

(1)	At par.

Owl Rock Capital Corporation

Notes to Consolidated Financial Statements (Unaudited)

Sebago Lake's Portfolio as of June 30, 2018 ($ in thousands)
Company(1)(2)(4)(5)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(3)	Fair Value	Percentage of Members' Equity
Debt Investments
Aerospace and defense
Applied Composites Holdings, LLC (fka AC&A Enterprises Holdings, LLC)(8)	First lien senior secured loan	L + 5.50%	12/21/2023	$35,727	$35,061	$35,083	19.0%
Applied Composites Holdings, LLC (fka AC&A Enterprises Holdings, LLC)(10)(11)(13)	First lien senior secured revolving loan	L + 5.50%	12/21/2022	-	(54)	(54)	-%
				35,727	35,007	35,029	19.0%
Consumer products
Decolin Inc. (dba Laces Group, Inc.)(6)	First lien senior secured loan	L + 4.50%	12/27/2023	16,915	16,847	16,830	9.1%
Education
SSH Group Holdings, Inc. (dba Stratford School)(8)	First lien senior secured loan	L + 5.00%	10/2/2024	17,410	17,253	17,413	9.4%
Food and beverage
DecoPac, Inc.(8)	First lien senior secured loan	L + 4.25%	9/30/2024	21,214	21,122	21,129	11.4%
DecoPac, Inc.(8)(10)(13)	First lien senior secured revolving loan	L + 4.25%	9/29/2023	393	377	379	0.2%
FQSR, LLC (dba KBP Investments)(8)	First lien senior secured loan	L + 5.50%	5/14/2023	24,881	24,515	24,507	13.2%
FQSR, LLC (dba KBP Investments)(10)(11)(12)(13)	First lien senior secured delayed draw term loan	L + 5.50%	5/14/2020	-	(89)	(92)	-%
Give & Go Prepared Foods Corp.(8)	First lien senior secured loan	L + 4.25%	7/29/2023	24,813	24,758	23,820	12.9%
Sovos Brands Intermediate, Inc.(7)	First lien senior secured loan	L + 4.50%	7/18/2024	42,919	41,766	41,288	22.3%
Sovos Brands Intermediate, Inc.(10)(11)(13)	First lien senior secured revolving loan	L + 4.50%	7/18/2022	-	(113)	(169)	(0.1)%
				114,220	112,336	110,862	59.9%
Healthcare equipment and supplies
Beaver-Visitec International Holdings, Inc.(8)	First lien senior secured loan	L + 5.00%	8/21/2023	46,410	46,000	46,410	25.1%
Cadence, Inc.(6)	First lien senior secured loan	L + 4.50%	5/21/2025	24,661	24,059	24,044	13.0%
Cadence, Inc.(10)(11)(13)	First lien senior secured revolving loan	L + 4.50%	5/21/2025	-	(179)	(183)	(0.1)%
				71,071	69,880	70,271	38.0%
Healthcare providers and services
Covenant Surgical Partners, Inc.(8)	First lien senior secured loan	L + 4.50%	10/4/2024	22,962	22,911	22,916	12.4%
Covenant Surgical Partners, Inc.(8)(10)	First lien senior secured delayed draw term loan	L + 4.75%	10/4/2024	4,135	4,119	4,121	2.2%
				27,097	27,030	27,037	14.6%
Insurance
Integro Parent Inc.(8)	First lien senior secured loan	L + 5.75%	10/30/2022	44,885	44,663	44,661	24.1%
Integro Parent Inc.(8)(10)(11)(13)	First lien senior secured revolving loan	L + 4.50%	10/30/2021	-	(29)	(30)	-%
USRP Holdings, Inc. (dba U.S. Retirement and Benefits Partners)(8)	First lien senior secured loan	L + 4.25%	3/29/2025	35,000	34,198	34,160	18.5%

Owl Rock Capital Corporation

Notes to Consolidated Financial Statements (Unaudited)

Sebago Lake's Portfolio as of June 30, 2018 ($ in thousands)
Company(1)(2)(4)(5)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(3)	Fair Value	Percentage of Members' Equity
USRP Holdings, Inc. (dba U.S. Retirement and Benefits Partners)(10)(11)(12)(13)	First lien senior secured delayed draw term loan	L + 4.25%	3/29/2020	-	(211)	(210)	(0.1)%
USRP Holdings, Inc. (dba U.S. Retirement and Benefits Partners)(8)(10)(13)	First lien senior secured revolving loan	L + 4.25%	3/29/2023	1,225	1,047	1,045	0.6%
Worley Claims Services, LLC(6)	First lien senior secured loan	L + 5.50%	8/7/2022	17,160	17,025	17,162	9.3%
Worley Claims Services, LLC(10)(11)(12)(13)	First lien senior secured delayed draw term loan	L + 5.50%	2/7/2019	-	(31)	31	-%
				98,270	96,662	96,819	52.4%
Infrastructure and environmental services
CHA Holding Inc.(6)	First lien senior secured loan	L + 4.50%	4/10/2025	25,000	24,890	24,875	13.4%
CHA Holding Inc.(10)(11)(12)(13)	First lien senior secured delayed draw term loan	L + 4.50%	10/10/2019	-	(26)	(27)	-%
				25,000	24,864	24,848	13.4%
Internet software and services
DigiCert, Inc.(6)(9)	First lien senior secured loan	L + 4.75%	10/31/2024	42,893	42,704	42,830	23.1%
Leisure and entertainment
Interstate Hotels & Resorts, Inc(8)	First lien senior secured loan	L + 4.00%	5/3/2022	49,874	48,778	48,677	26.3%
Manufacturing
Blount International, Inc.(6)(9)	First lien senior secured loan	L + 4.25%	4/12/2023	14,963	14,928	15,026	8.1%
Transportation
Uber Technologies, Inc.(6)(9)	First lien senior secured loan	L + 4.00%	4/4/2025	15,000	14,927	15,031	8.1%
Total Debt Investments				$528,440	$521,216	$520,673	281.4%
Total Investments				$528,440	$521,216	$520,673	281.4%

________________

(1)	Certain portfolio company investments are subject to contractual restrictions on sales.
(2)	Unless otherwise indicated, Sebago Lake’s portfolio companies are pledged as collateral supporting the amounts outstanding under Sebago Lake’s credit facility.
(3)	The amortized cost represents the original cost adjusted for the amortization of discounts and premiums, as applicable, on debt investments using the effective interest method.
(4)	Unless otherwise indicated, all investments are considered Level 3 investments.
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

(6)	The interest rate on these loans is subject to 1 month LIBOR, which as of June 30, 2018 was 2.09%.
(7)	The interest rate on these loans is subject to 2 month LIBOR, which as of June 30, 2018 was 2.17%.
(8)	The interest rate on these loans is subject to 3 month LIBOR, which as of June 30, 2018 was 2.34%.
(9)	Level 2 investment.
(10)	Position or portion thereof is an unfunded loan commitment.
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

Sebago Lake's Portfolio as of December 31, 2017 ($ in thousands)
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

(11)	The date disclosed represents the commitment period of the unfunded term loan. Upon expiration of the commitment period, the funded portion of the term loan may be subject to a longer maturity date.
(12)	Investment is not pledged as collateral under Sebago Lake’s credit facility.
(13)	Level 2 investment.

Owl Rock Capital Corporation

Notes to Consolidated Financial Statements (Unaudited)

Below is selected balance sheet information for Sebago Lake as of June 30, 2018 and December 31, 2017:

($ in thousands)	June 30, 2018 (Unaudited)	December 31, 2017
Assets
Investments at fair value (amortized cost of $521,216 and $328,906, respectively)	$520,673	$330,048
Cash	11,419	7,519
Interest receivable	2,487	1,300
Prepaid expenses and other assets	10	71
Total Assets	$534,589	$338,938
Liabilities
Debt (net of unamortized debt issuance costs of $6,016 and $4,330, respectively)	$340,624	$201,419
Loan origination and structuring fees payable	2,819	3,378
Distributions payable	3,201	250
Accrued expenses and other liabilities	2,898	2,692
Total Liabilities	349,542	207,739
Members' Equity
Members' Equity	185,047	131,199
Members' Equity	185,047	131,199
Total Liabilities and Members' Equity	$534,589	$338,938

Below is selected statement of operations information for Sebago Lake for the three and six months ended June 30, 2018 and 2017:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2018	2017	2018	2017
Investment Income
Interest income	$8,547	$—	$14,706	$—
Other income	127	—	220	—
Total Investment Income	8,674	—	14,926	—
Expenses
Initial organization	—	98	—	98
Loan origination and structuring fee	1,636	—	2,819	—
Interest expense	3,902	—	6,526	—
Professional fees	223	—	412	—
Total Expenses	5,761	98	9,757	98
Net Investment Income	$2,913	$(98)	$5,169	$(98)
Net Unrealized Gain (Loss) on Investments
Net Unrealized Gain (Loss) on Investments	(1,947)	—	(1,687)	—
Total Net Unrealized Gain (Loss) on Investments	(1,947)	—	(1,687)	—
Net Increase in Members' Equity Resulting from Operations	$966	$(98)	$3,482	$(98)

Loan Origination and Structuring Fees

If the loan origination and structuring fees earned by Sebago Lake during a fiscal year exceed Sebago Lake’s expenses and other obligations (excluding financing costs), such excess is allocated to the Member(s) responsible for the origination of the loans pro rata in accordance with the total loan origination and structuring fees earned by Sebago Lake with respect to the loans originated by such Member; provided, that in no event will the amount allocated to a Member exceed 1% of the par value of the loans originated by such Member in any fiscal year. The loan origination and structuring fee is accrued quarterly and included in other income from controlled, affiliated investments on the Company’s Consolidated Statements of Operations and paid annually. For the three and six months

Owl Rock Capital Corporation

Notes to Consolidated Financial Statements (Unaudited)

ended June 30, 2018, the Company accrued income based on loan origination and structuring fees of $1.6 million and $2.8 million, respectively. For the period ended June 30, 2017, the Company did not accrue income based on loan origination and structuring fees.

Note 5. Fair Value of Investments

Investments

The following tables present the fair value hierarchy of investments as of June 30, 2018 and December 31, 2017:

	Fair Value Hierarchy as of June 30, 2018
($ in thousands)	Level 1	Level 2	Level 3	Total
First-lien senior secured debt investments	$—	$—	$2,502,602	$2,502,602
Second-lien senior secured debt investments	—	35,175	850,920	886,095
Equity investments	—	—	4,193	4,193
Subtotal	$—	$35,175	$3,357,715	$3,392,890
Investments measured at NAV(1)	—	—	—	92,523
Total Investments at fair value	$—	$35,175	$3,357,715	$3,485,413

________________

(1)	Includes equity investment in Sebago Lake.

	Fair Value Hierarchy as of December 31, 2017
($ in thousands)	Level 1	Level 2	Level 3	Total
First-lien senior secured debt investments	$—	$39,830	$1,612,191	$1,652,021
Second-lien senior secured debt investments	—	35,497	633,879	669,376
Equity investments	—	—	2,760	2,760
Subtotal	$—	$75,327	$2,248,830	$2,324,157
Investments measured at NAV(1)	—	—	—	65,599
Total Investments at fair value	$—	$75,327	$2,248,830	$2,389,756

________________

(1)	Includes equity investment in Sebago Lake.

The following tables present changes in the fair value of investments for which Level 3 inputs were used to determine the fair value as of and for the three and six months ended June 30, 2018:

	As of and for the Three Months Ended June 30, 2018
($ in thousands)	First-lien senior secured debt investments	Second-lien senior secured debt investments	Equity investments	Total
Fair value, beginning of period	$1,995,555	$861,314	$2,760	$2,859,629
Purchases of investments, net(1)	763,552	75,177	340	839,069
Proceeds from investments, net	(323,276)	(84,250)	—	(407,526)
Net change in unrealized gain (loss)	928	1,691	1,093	3,712
Net realized gains (losses)	158	(3,951)	—	(3,793)
Net amortization of discount on investments	5,990	939	—	6,929
Transfers into (out of) Level 3(2)	59,695	—	—	59,695
Fair value, end of period	$2,502,602	$850,920	$4,193	$3,357,715

________________

(1)	Purchases may include payment-in-kind (“PIK”).
(2)	Transfers between levels, if any, are recognized at the beginning of the quarter in which the transfers occur.

Owl Rock Capital Corporation

Notes to Consolidated Financial Statements (Unaudited)

	As of and for the Six Months Ended June 30, 2018
($ in thousands)	First-lien senior secured debt investments	Second-lien senior secured debt investments	Equity investments	Total
Fair value, beginning of period	$1,612,191	$633,879	$2,760	$2,248,830
Purchases of investments, net	1,326,956	358,909	340	1,686,205
Proceeds from investments, net(1)	(452,439)	(141,250)	—	(593,689)
Net change in unrealized gain (loss)	7,738	1,009	1,093	9,840
Net realized gains (losses)	—	(3,951)	—	(3,951)
Net amortization of discount on investments	8,156	2,324	—	10,480
Transfers into (out of) Level 3(2)	—	—	—	—
Fair value, end of period	$2,502,602	$850,920	$4,193	$3,357,715

________________

(1)	Purchases may include payment-in-kind (“PIK”).
(2)	Transfers between levels, if any, are recognized at the beginning of the quarter in which the transfers occur.

The following tables present changes in the fair value of investments for which Level 3 inputs were used to determine the fair value as of and for the three and six months ended June 30, 2017:

	As of and for the Three Months Ended June 30, 2017
($ in thousands)	First-lien senior secured debt investments	Second-lien senior secured debt investments	Equity investments	Total
Fair value, beginning of period	$641,048	$410,128	$—	$1,051,176
Purchases of investments, net	484,840	279,736	—	764,576
Proceeds from investments, net	(37,600)	(70,290)	—	(107,890)
Net change in unrealized gain (loss)	1,007	(126)	—	881
Net amortization of discount on investments	1,013	276	—	1,289
Transfers into (out of) Level 3(1)	6,045	—	—	6,045
Fair value, end of period	$1,096,353	$619,724	$—	$1,716,077

________________

(1)	Transfers between levels, if any, are recognized at the beginning of the quarter in which the transfers occur.

	As of and for the Six Months Ended June 30, 2017
($ in thousands)	First-lien senior secured debt investments	Second-lien senior secured debt investments	Equity investments	Total
Fair value, beginning of period	$574,776	$357,230	$—	$932,006
Purchases of investments, net	638,212	332,476	—	970,688
Proceeds from investments, net	(124,376)	(70,289)	—	(194,665)
Net change in unrealized gain (loss)	5,817	(168)	—	5,649
Net amortization of discount on investments	1,924	475	—	2,399
Transfers into (out of) Level 3(1)	—	—	—	—
Fair value, end of period	$1,096,353	$619,724	$—	$1,716,077

________________

(1)	Transfers between levels, if any, are recognized at the beginning of the quarter in which the transfers occur.

Owl Rock Capital Corporation

Notes to Consolidated Financial Statements (Unaudited)

The following tables present information with respect to net change in unrealized gains on investments for which Level 3 inputs were used in determining the fair value that are still held by the Company for the three and six months ended June 30, 2018 and 2017:

($ in thousands)	Net change in unrealized gain (loss) for the Three Months Ended June 30, 2018 on Investments Held at June 30, 2018	Net change in unrealized gain (loss) for the Three Months Ended June 30, 2017 on Investments Held at June 30, 2017
First-lien senior secured debt investments	$5,584	$1,007
Second-lien senior secured debt investments	1,025	(126)
Equity investments	1,093	—
Total Investments	$7,702	$881

($ in thousands)	Net change in unrealized gain (loss) for the Six Months Ended June 30, 2018 on Investments Held at June 30, 2018	Net change in unrealized gain (loss) for the Six Months Ended June 30, 2017 on Investments Held at June 30, 2017
First-lien senior secured debt investments	$11,651	$6,043
Second-lien senior secured debt investments	2,509	(168)
Equity investments	1,093	—
Total Investments	$15,253	$5,875

The following tables present quantitative information about the significant unobservable inputs of the Company’s Level 3 investments as of June 30, 2018 and December 31, 2017. The tables are not intended to be all-inclusive but instead capture the significant unobservable inputs relevant to the Company’s determination of fair value.

	As of June 30, 2018
($ in thousands)	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)	Impact to Valuation from an Increase in Input
First-lien senior secured debt investments	$1,795,964	Yield Analysis	Market Yield	6.8%-12.4% (9.7%)	Decrease
	706,638	Recent Transaction	Transaction Price	97.5%-99.5% (98.1%)	Increase
Second-lien senior secured debt investments	$750,906	Yield Analysis	Market Yield	11.0%-13.4% (11.8%)	Decrease
	100,014	Recent Transaction	Transaction Price	98.9%-100.0% (99.3%)	Increase
Equity	$3,853	Market Approach	EBITDA Multiple	14.1x	Increase
	340	Recent Transaction	Transaction Price	1.0	Increase

Owl Rock Capital Corporation

Notes to Consolidated Financial Statements (Unaudited)

	As of December 31, 2017
($ in thousands)	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)	Impact to Valuation from an Increase in Input
First-lien senior secured debt investments	$1,431,179	Yield Analysis	Market Yield	6.4%-10.9% (9.4%)	Decrease
	181,012	Recent Transaction	Transaction Price	93.0-98.0 (96.2)	Increase
Second-lien senior secured debt investments	$456,229	Yield Analysis	Market Yield	10.9%-16.6% (12.2%)	Decrease
	177,650	Recent Transaction	Transaction Price	98.0-99.0 (98.7)	Increase
Equity	$2,760	Recent Transaction	Transaction Price	1.0	Increase

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

Financial Instruments Not Carried at Fair Value

The fair value of the Company’s credit facilities, which are categorized as Level 3 within the fair value hierarchy as of June 30, 2018 and December 31, 2017, approximates their carrying value. Additionally, the carrying amounts of the Company’s assets and liabilities, other than investments at fair value, approximate fair value due to their short maturities.

Note 6. Debt

In accordance with the 1940 Act, with certain limitations, the Company is allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 200% (or 150% if certain conditions are met) after such borrowing. As of June 30, 2018 and December 31, 2017, the Company’s asset coverage was 238% and 258%, respectively.

Owl Rock Capital Corporation

Notes to Consolidated Financial Statements (Unaudited)

Debt obligations consisted of the following as of June 30, 2018 and December 31, 2017:

	June 30, 2018
($ in thousands)	Aggregate Principal Committed	Outstanding Principal	Amount Available(1)	Net Carrying Value(2)
Subscription Credit Facility(3)	$900,000	$732,000	$163,411	$729,729
Revolving Credit Facility	600,000	—	600,000	(5,162)
SPV Asset Facility I	400,000	400,000	—	395,901
SPV Asset Facility II	250,000	220,000	30,000	216,960
2023 Notes	150,000	150,000	—	148,036
Total Debt	$2,300,000	$1,502,000	$793,411	$1,485,464

________________

(1)	The amount available reflects any limitations related to each credit facility’s borrowing base.
(2)

The carrying value of the Company’s Subscription Credit Facility, Revolving Credit Facility, SPV Asset Facility I, SPV Asset Facility II and the 2023 Notes are presented net of deferred financing costs of $2.3 million, $5.1 million, $4.1 million, $3.0 million and $2.0 million, respectively.

(3)	The amount available is reduced by $4.6 million of outstanding letters of credit.

	December 31, 2017
($ in thousands)	Aggregate Principal Committed	Outstanding Principal	Amount Available(1)	Net Carrying Value(2)
Subscription Credit Facility(3)	$900,000	$393,500	$502,711	$390,415
Revolving Credit Facility	400,000	—	400,000	(3,044)
SPV Asset Facility I	400,000	400,000	—	395,463
2023 Notes(4)	150,000	138,500	11,500	136,598
Total Debt	$1,850,000	$932,000	$914,211	$919,432

________________

(1)	The amount available reflects any limitations related to each credit facility’s borrowing base.
(2)

The carrying value of the Company’s Subscription Credit Facility, Revolving Credit Facility, SPV Asset Facility I and the 2023 Notes are presented net of deferred financing costs of $3.1 million, $3.0 million, $4.6 million, and $1.9 million, respectively.

(3)	The amount available is reduced by $3.8 million of outstanding letters of credit.
(4)	Amounts available were issued January 30, 2018.

For the three and six months ended June 30, 2018 and 2017, the components of interest expense were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2018	2017	2018	2017
Interest expense	$15,827	$4,564	$26,789	$7,075
Amortization of debt issuance costs	1,275	665	2,370	1,183
Total Interest Expense	$17,102	$5,229	$29,159	$8,258
Average interest rate	4.04%	2.73%	3.86%	2.59%
Average daily borrowings	$1,494,714	$593,374	$1,321,359	$468,262

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

Owl Rock Capital Corporation

Notes to Consolidated Financial Statements (Unaudited)

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

Revolving Credit Facility

On February 1, 2017, the Company entered into a senior secured revolving credit agreement (the “Original Revolving Credit Facility”).  On June 21, 2018, the Company amended the Senior Secured Revolving Credit Agreement (the “Amendment,” and the Original Revolving Credit Facility as amended by that certain First Amendment to Senior Secured Revolving Credit Agreement, dated as of July 17, 2017, the First Omnibus Amendment to Senior Secured Revolving Credit Agreement and Guarantee and Security Agreement, dated as of March 29, 2018 and the Amendment, the “Revolving Credit Facility”). The parties to the Revolving Credit Facility include the Company, as Borrower, the lenders from time to time parties thereto (each a “Lender” and collectively, the “Lenders”) and SunTrust Robinson Humphrey, Inc. and ING Capital LLC as Joint Lead Arrangers and Joint Book Runners, SunTrust Bank as Administrative Agent and ING Capital LLC as Syndication Agent.

The Revolving Credit Facility is guaranteed by OR Lending LLC, a subsidiary of the Company, and will be guaranteed by certain domestic subsidiaries of the Company that are formed or acquired by the Company in the future (collectively, the “Guarantors”). Proceeds of the Revolving Credit Facility may be used for general corporate purposes, including the funding of portfolio investments.

The maximum principal amount of the Revolving Credit Facility is $600 million (increased from $590 million on June 21, 2018), subject to availability under the borrowing base, which is based on the Company’s portfolio investments and other outstanding

Owl Rock Capital Corporation

Notes to Consolidated Financial Statements (Unaudited)

indebtedness. Maximum capacity under the Revolving Credit Facility may be increased to $1.25 billion (increased from $750 million pursuant to the First Omnibus Amendment to the Revolving Credit Facility) through the exercise by the Borrower of an uncommitted accordion feature through which existing and new lenders may, at their option, agree to provide additional financing. The Revolving Credit Facility includes a $50 million limit for swingline loans and is secured by a perfected first-priority interest in substantially all of the portfolio investments held by the Company and each Guarantor, subject to certain exceptions.

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

SPV Asset Facilities

SPV Asset Facility I

On December 21, 2017 (the “SPV Asset Facility I Closing Date”), ORCC Financing LLC (“ORCC Financing”), a Delaware limited liability company and subsidiary of the Company, entered into a Loan and Servicing Agreement (the “SPV Asset Facility I”), with ORCC Financing as Borrower, the Company as Transferor and Servicer, the lenders from time to time parties thereto (the “SPV Lenders”), Morgan Stanley Asset Funding Inc. as Administrative Agent, State Street Bank and Trust Company as Collateral Agent and Cortland Capital Market Services LLC as Collateral Custodian.

From time to time, the Company sells and contributes certain investments to ORCC Financing pursuant to a Sale and Contribution Agreement by and between the Company and ORCC Financing. No gain or loss is recognized as a result of the contribution. Proceeds from the SPV Asset Facility I are used to finance the origination and acquisition of eligible assets by ORCC Financing, including the purchase of such assets from the Company.  The Company retains a residual interest in assets contributed to or acquired by ORCC Financing through our ownership of ORCC Financing. The maximum principal amount of the SPV Asset Facility I is $400 million; the availability of this amount is subject to a borrowing base test, which is based on the value of ORCC Financing’s assets from time to time, and satisfaction of certain conditions, including certain concentration limits.

The SPV Asset Facility I provides for the ability to draw and redraw amounts under the SPV Asset Facility I for a period of up to three years after the SPV Asset Facility I Closing Date (the “SPV Asset Facility I Commitment Termination Date”). Unless otherwise terminated, the SPV Asset Facility I will mature on December 21, 2022 (the “SPV Asset Facility I Maturity Date”). Prior to the SPV Asset Facility I Maturity Date, proceeds received by ORCC Financing from principal and interest, dividends, or fees on assets must be used to pay fees, expenses and interest on outstanding borrowings, and the excess may be returned to the Company, subject to certain conditions. On the SPV Asset Facility I Maturity Date, ORCC Financing must pay in full all outstanding fees and expenses and all principal and interest on outstanding borrowings, and the excess may be returned to the Company.

Amounts drawn will bear interest at LIBOR plus a spread of 2.25% until the six-month anniversary of the SPV Asset Facility I Closing Date, increasing to 2.50% thereafter, until the SPV Asset Facility I Commitment Termination Date.  After the SPV Asset Facility I Commitment Termination Date, amounts drawn will bear interest at LIBOR plus a spread of 2.75%, increasing to 3.00% on the first anniversary of the SPV Asset Facility I Commitment Termination Date. After a ramp-up period, there is an unused fee of 0.75% per annum on the amount, if any, by which the undrawn amount under the SPV Asset Facility I exceeds 25% of the maximum principal amount of the SPV Asset Facility I. The SPV Asset Facility I contains customary covenants, including certain financial maintenance covenants, limitations on the activities of ORCC Financing, including limitations on incurrence of incremental indebtedness, and customary events of default. The SPV Asset Facility I is secured by a perfected first priority security interest in the assets of ORCC Financing and on any payments received by ORCC Financing in respect of those assets. Assets pledged to the SPV Lenders will not be available to pay the debts of the Company.

Owl Rock Capital Corporation

Notes to Consolidated Financial Statements (Unaudited)

SPV Asset Facility II

On May 22, 2018 (the “SPV Asset Facility II Closing Date”), ORCC Financing II LLC (“ORCC Financing II”), a Delaware limited liability company and subsidiary of the Company, entered into a Credit Agreement (the “SPV Asset Facility II”), with ORCC Financing II, as Borrower, the lenders from time to time parties thereto (the “SPV Asset Facility II Lenders”), Natixis, New York Branch, as Administrative Agent, State Street Bank and Trust Company, as Collateral Agent, and Cortland Capital Market Services LLC as Document Custodian.

From time to time, the Company expects to sell and contribute certain investments to ORCC Financing II pursuant to a sale and contribution agreement by and between the Company and ORCC Financing II. No gain or loss will be recognized as a result of the contribution. Proceeds from the SPV Asset Facility II will be used to finance the origination and acquisition of eligible assets by ORCC Financing II, including the purchase of such assets from the Company. The Company retains a residual interest in assets contributed to or acquired by ORCC Financing II through the Company’s ownership of ORCC Financing II. The maximum principal amount of the SPV Asset Facility II is $250 million; the availability of this amount is subject to an overcollateralization ratio test, which is based on the value of ORCC Financing II’s assets from time to time, and satisfaction of certain conditions, including an interest coverage ratio test, certain concentration limits and collateral quality tests.

The SPV Asset Facility II provides for the ability to (1) draw term loans and (2) draw and redraw revolving loans under the SPV Asset Facility II for a period of up to two years after the SPV Asset Facility II Closing Date unless the revolving commitments are terminated or converted to term loans sooner as provided in the SPV Asset Facility II (the “SPV Asset Facility II Commitment Termination Date”). Unless otherwise terminated, the SPV Asset Facility II will mature on May 22, 2026 (the “Stated Maturity”). Prior to the Stated Maturity, proceeds received by ORCC Financing II from principal and interest, dividends, or fees on assets must be used to pay fees, expenses and interest on outstanding borrowings, and the excess may be returned to the Company, subject to certain conditions. On the Stated Maturity, ORCC Financing II must pay in full all outstanding fees and expenses and all principal and interest on outstanding borrowings, and the excess may be returned to the Company.

Amounts drawn bear interest at LIBOR (or, in the case of certain lenders that are commercial paper conduits, the lower of their cost of funds and LIBOR plus 0.25%) plus a spread ranging from 2.00% to 2.50%. From the SPV Asset Facility II Closing Date to the SPV Asset Facility II Commitment Termination Date, there is a commitment fee ranging from 0.50% to 1.00% per annum on the undrawn amount, if any, of the revolving commitments in the SPV Asset Facility II. The SPV Asset Facility II contains customary covenants, including certain financial maintenance covenants, limitations on the activities of ORCC Financing II, including limitations on incurrence of incremental indebtedness, and customary events of default. The SPV Asset Facility II is secured by a perfected first priority security interest in the assets of ORCC Financing II and on any payments received by ORCC Financing II in respect of those assets. Assets pledged to the SPV Asset Facility II Lenders will not be available to pay the debts of the Company.

Unsecured Notes

2023 Notes

On December 21, 2017, the Company entered into a Note Purchase Agreement governing the issuance of $150 million in aggregate principal amount of unsecured notes (the “2023 Notes”) to institutional investors in a private placement. The issuance of $138.5 million of the 2023 Notes occurred on December 21, 2017, and $11.5 million of the 2023 Notes were issued in January 2018.  The 2023 Notes have a fixed interest rate of 4.75% and are due on June 21, 2023. Interest on the 2023 Notes will be due semiannually. This interest rate is subject to increase (up to a maximum interest rate of 5.50%) in the event that, subject to certain exceptions, the 2023 Notes cease to have an investment grade rating. The Company is obligated to offer to repay the 2023 Notes at par if certain change in control events occur. The 2023 Notes are general unsecured obligations of the Company that rank pari passu with all outstanding and future unsecured unsubordinated indebtedness issued by the Company.

The Note Purchase Agreement for the 2023 Notes contains customary terms and conditions for unsecured notes issued in a private placement, including, without limitation, affirmative and negative covenants such as information reporting, maintenance of the Company’s status as a BDC within the meaning of the 1940 Act and a RIC under the Code, minimum shareholders equity, minimum asset coverage ratio and prohibitions on certain fundamental changes at the Company or any subsidiary guarantor, as well as customary events of default with customary cure and notice, including, without limitation, nonpayment, misrepresentation in a material respect, breach of covenant, cross-default under other indebtedness of the Company or certain significant subsidiaries, certain judgments and orders, and certain events of bankruptcy.

The 2023 Notes were offered in reliance on Section 4(a)(2) of the Securities Act. The 2023 Notes have not been registered under the Securities Act or any state securities laws and, unless so registered, may not be offered or sold in the United States except pursuant to an exemption from, or in a transaction not subject to, the registration requirements of the Securities Act as applicable.

Owl Rock Capital Corporation

Notes to Consolidated Financial Statements (Unaudited)

In connection with the offering of the 2023 Notes, on December 21, 2017 the Company entered into an interest rate swap to continue to align the interest rates of its liabilities with its investment portfolio, which consists predominately of floating rate loans.  The notional amount of the interest rate swap is $150 million. The Company will receive fixed rate interest semi-annually at 4.75% and pay variable rate interest monthly based on the 1-month LIBOR plus 2.545%. The interest rate swap matures on December 21, 2021. For the three and six months ended June 30, 2018, the Company made periodic payments totaling $1.6 million and $3.1 million, respectively. Pursuant to ASC 815 Derivatives and Hedging, the interest expense related to the 2023 Notes is offset by the proceeds received from the interest rate swap. The swap adjusted interest expense is included as a component of interest expense on the Company’s Consolidated Statements of Operations. As of June 30, 2018, the interest rate swap had a fair value of $(2.9) million, which represents a change in fair value of $1.1 million and $(1.8) million for the three and six months ended, respectively. The change in fair value of the interest rate swap is equally offset by the change in fair value of the 2023 Notes.

Note 7. Commitments and Contingencies

Portfolio Company Commitments

From time to time, the Company may enter into commitments to fund investments. As of June 30, 2018 and December 31, 2017, the Company had the following outstanding commitments to fund investments in current portfolio companies:

Portfolio Company	Investment	June 30, 2018	December 31, 2017
($ in thousands)
Accela, Inc.	First lien senior secured revolving loan	$6,000	$4,245
Access CIG, LLC	Second lien senior secured delayed draw term loan	1,784	—
CM7 Restaurant Holdings, LLC	First lien senior secured delayed draw term loan	17,315	—
CM7 Restaurant Holdings, LLC	First lien senior secured delayed draw term loan	2,002	—
Carolina Beverage Group (fka Cold Spring Brewing Company)	First lien senior secured revolving loan	2,684	—
Discovery DJ Services, LLC (dba Discovery Midstream Partners)	First lien senior secured revolving loan	2,760	2,760
Discovery DJ Services, LLC (dba Discovery Midstream Partners)	First lien senior secured delayed draw term loan	30,083	30,359
Douglas Products and Packaging Company LLC	First lien senior secured revolving loan	6,275	—
Galls, LLC	First lien senior secured revolving loan	11,450	—
Galls, LLC	First lien senior secured delayed draw term loan	34,527	—
GC Agile Holdings Limited (dba Apex Fund Services)	First lien senior secured delayed draw term loan	36,037	—
GC Agile Holdings Limited (dba Apex Fund Services)	First lien senior secured multi draw term loan	30,031	7,782
GC Agile Holdings Limited (dba Apex Fund Services)	First lien senior secured revolving loan	10,386	1,946
Hillstone Environmental Partners, LLC	First lien senior secured revolving loan	4,458	—
Ideal Tridon Holdings, Inc.	First lien senior secured revolving loan	1,929	3,857
LineStar Integrity Services LLC	First lien senior secured delayed draw term loan	25,833	—
Lytx, Inc.	First lien senior secured revolving loan	2,033	2,013
Manna Development Group, LLC	First lien senior secured revolving loan	3,469	—
Mavis Tire Express Services Corp.	Second lien senior secured delayed draw term loan	24,152	—
Motus, LLC and Runzheimer International LLC	First lien senior secured revolving loan	5,097	—

Owl Rock Capital Corporation

Notes to Consolidated Financial Statements (Unaudited)

Portfolio Company	Investment	June 30, 2018	December 31, 2017
NMI Acquisitionco, Inc. (dba Network Merchants)	First lien senior secured revolving loan	220	646
PetVet Care Centers, LLC	First lien senior secured delayed draw term loan	—	4,981
Professional Plumbing Group, Inc.	First lien senior secured revolving loan	6,200	—
QC Supply, LLC	First lien senior secured delayed draw term loan	7,867	14,078
QC Supply, LLC	First lien senior secured revolving loan	497	2,981
SABA Software, Inc.	First lien senior secured revolving loan	—	4,950
Swipe Acquisition Corporation (dba PLI)	First lien senior secured delayed draw term loan	12,931	—
TC Holdings, LLC (dba TrialCard)	First lien senior secured delayed draw term loan	24,248	24,248
TC Holdings, LLC (dba TrialCard)	First lien senior secured revolving loan	5,033	5,034
Trader Interactive, LLC (fka Dominion Web Solutions, LLC)	First lien senior secured revolving loan	6,387	5,769
Troon Golf, L.L.C.	First lien senior secured revolving loan	14,426	14,426
TSB Purchaser, Inc. (dba Teaching Strategies, Inc.)	First lien senior secured revolving loan	4,239	—
Zenith Energy U.S. Logistics Holdings, LLC	First lien senior secured delayed draw term loan	17,567	—
Total Unfunded Portfolio Company Commitments		$357,920	$130,075

The Company maintains sufficient capacity to cover outstanding unfunded portfolio company commitments that the Company may be required to fund.

Other Commitments and Contingencies

As of June 30, 2018, the Company had $5.5 billion in total Capital Commitments from investors ($3.5 billion undrawn), of which $112.4 million is from executives of the Adviser ($63.5 million undrawn). These undrawn Capital Commitments will no longer remain in effect following the completion of an initial public offering of the Company’s common stock.

As of December 31, 2017, the Company had $5.1 billion in total Capital Commitments from investors ($3.7 billion undrawn), of which $112.4 million is from executives of the Adviser ($63.5 million undrawn). These undrawn Capital Commitments will no longer remain in effect following the completion of an initial public offering of the Company’s common stock.

From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of its business. At June 30, 2018, management was not aware of any pending or threatened litigation.

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

Owl Rock Capital Corporation

Notes to Consolidated Financial Statements (Unaudited)

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

During the six months ended June 30, 2018, the Company delivered the following capital call notices to investors:

Capital Drawdown Notice Date	Common Share Issuance Date	Number of Common Shares Issued	Aggregate Offering Price ($ in millions)
March 5, 2018	March 16, 2018	11,347,030	$175.0
April 5, 2018	April 18, 2018	13,149,244	200.0
June 14, 2018	June 27, 2018	12,901,364	200.0
Total		37,397,638	$575.0

On July 10, 2018, the Company delivered a capital drawdown notice to its investors relating to the sale of approximately 13,053,380 shares of the Company’s common stock, par value $0.01 per share, expected to close on or about July 23, 2018, for an aggregate offering price of $200.0 million. On July 24, 2018, the Company delivered a capital drawdown notice to its investors relating to the sale of approximately 9,733,939 shares of the Company’s common stock, par value $0.01 per share, expected to close on or about August 6, 2018, for an aggregate offering price of $150.0 million. On August 7, 2018, the Company delivered a capital drawdown notice to its investors relating to the sale of approximately 19,392,373 shares of the Company’s common stock, par value $0.01 per share, expected to close on or about August 20, 2018, for an aggregate offering price of $300.0 million.

During the six months ended June 30, 2017, the Company delivered the following capital call notices to investors:

Capital Drawdown Notice Date	Common Share Issuance Date	Number of Common Shares Issued	Aggregate Offering Price ($ in millions)
April 14, 2017	April 28, 2017	6,600,659	$100.0
May 11, 2017	May 24, 2017	8,350,033	125.0
May 26, 2017	June 9, 2017	9,966,777	150.0
Total		24,917,469	$375.0

Distributions

The following table reflects the distributions declared on shares of the Company’s common stock during the six months ended June 30, 2018:

	June 30, 2018
Date Declared	Record Date	Payment Date	Distribution per Share
March 2, 2018	March 31, 2018	April 30, 2018	$0.33
June 22, 2018	June 30, 2018	August 15, 2018	$0.34

On August 7, 2018, the Board declared a distribution of 90% of estimated third quarter taxable income, and net capital gains, if any, for shareholders of record on September 30, 2018, payable on November 15, 2018.

Owl Rock Capital Corporation

Notes to Consolidated Financial Statements (Unaudited)

The following table reflects the distributions declared on shares of the Company’s common stock during the six months ended June 30, 2017:

	June 30, 2017
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

The following table reflects the common stock issued pursuant to the dividend reinvestment plan during the six months ended June 30, 2018:

Date Declared	Record Date	Payment Date	Shares
November 7, 2017	December 31, 2017	January 31, 2018	1,231,796
March 2, 2018	March 31, 2018	April 30, 2018	1,310,273

The following table reflects the common stock issued pursuant to the dividend reinvestment plan during the six months ended June 30, 2017:

Date Declared	Record Date	Payment Date	Shares
March 7, 2017	March 7, 2017	March 15, 2017	270,178
May 9, 2017	May 9, 2017	May 15, 2017	504,892

Repurchase Offers

During the three and six months ended June 30, 2018, the Company did not make an offer to repurchase issued and outstanding shares.

During the three and six months ended June 30, 2017, the Company offered to repurchase up to $50 million of issued and outstanding shares of common stock at a purchase price of $15.09 per share. The offer to repurchase commenced on March 15, 2017 and expired on April 11, 2017. No shares were repurchased in connection with the tender offer.

Note 9. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per common share for the three and six months ended June 30, 2018 and 2017:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
($ in thousands, except per share amounts)	2018	2017	2018	2017
Increase (decrease) in net assets resulting from operations	$50,715	$20,052	$94,991	$38,269
Weighted average shares of common stock outstanding—basic and diluted	122,691,019	56,902,859	111,867,699	51,424,041
Earnings per common share-basic and diluted	$0.41	$0.35	$0.85	$0.74

Owl Rock Capital Corporation

Notes to Consolidated Financial Statements (Unaudited)

Note 10. Financial Highlights

The following are the financial highlights for a common share outstanding during the six months ended June 30, 2018 and 2017:

	For the Six Months Ended June 30,
($ in thousands, except share and per share amounts)	2018	2017
Per share data:
Net asset value, beginning of period	$15.03	$14.85
Net investment income(1)	0.82	0.62
Net realized and unrealized gain (loss) on investments	0.03	0.11
Total from operations	0.85	0.73
Distributions declared from net investment income(2)	(0.67)	(0.43)
Total increase in net assets	0.18	0.30
Net asset value, end of period	$15.21	$15.15
Shares outstanding, end of period	137,899,302	71,525,853
Total Return(3)	5.7%	5.0%
Ratios / Supplemental Data(4)
Ratio of total expenses to average net assets(5)	6.9%	6.3%
Ratio of net investment income to average net assets(5)	10.5%	8.4%
Net assets, end of period	$2,097,972	$1,083,906
Weighted-average shares outstanding	111,867,699	51,424,041
Total capital commitments, end of period	$5,471,588	$3,185,997
Ratio of total contributed capital to total committed capital, end of period	36.4%	32.7%
Portfolio turnover rate	16.9%	3.9%
Year of formation	2015	2015

________________

(1)	The per share data was derived using the weighted average shares outstanding during the period.
(2)	The per share data was derived using actual shares outstanding at the date of the relevant transaction.
(3)	Total return is calculated as the change in net asset value (“NAV”) per share during the period, plus distributions per share, if any, divided by the beginning NAV per share.
(4)	Does not include expenses of investment companies in which the Company invests.
(5)	The ratio reflects an annualized amount, except in the case of non-recurring expenses (e.g. initial organization expenses).

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The information contained in this section should be read in conjunction with “ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS”.  This discussion contains forward-looking statements, which relate to future events or the future performance or financial condition of Owl Rock Capital Corporation and involves numerous risks and uncertainties, including, but not limited to, those described in our Form 10-K filed with the SEC on March 2, 2018, and our Form 10-Q, filed with the SEC on May 8, 2018. This discussion also should be read in conjunction with the “Cautionary Statement Regarding Forward Looking Statements” set forth on page 3 of this Quarterly Report on Form 10-Q and in “ITEM 1A. RISK FACTORS”. Actual results could differ materially from those implied or expressed in any forward-looking statements.

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

From March 3, 2016 (the “Initial Closing”) through March 2, 2018, we conducted private offerings (each, a “Private Offering”) of our common stock to accredited investors in reliance on exemptions from the registration requirements of the Securities Act of 1933, as amended. At the closing of each Private Offering, each investor made a capital commitment (a “Capital Commitment”) to purchase shares of our common stock pursuant to a subscription agreement entered into with the Company. Investors are required to fund drawdowns to purchase shares of our common stock up to the amount of their respective Capital Commitment on an as-needed basis each time we deliver a drawdown notice to our investors. As of June 30, 2018, we had $5.5 billion in total Capital Commitments from investors.  If we have not consummated a listing of our common stock on a national securities exchange (an "Exchange Listing") by March 3, 2021, the five-year anniversary of the Initial Closing, subject to extension for two additional one-year periods, in the sole discretion of the Board, the Board (subject to any necessary shareholder approvals and applicable requirements of the Investment Company Act of 1940 (the “1940 Act”)) will use its commercially reasonable efforts to wind down and/or liquidate and dissolve the Company in an orderly manner.

Placement activities were conducted by our officers and the Adviser. In addition, we entered into agreements with placement agents or broker-dealers to solicit investor Capital Commitments. Fees paid pursuant to these agreements will be paid by our Adviser.

The Adviser also serves as investment adviser to Owl Rock Capital Corporation II. Owl Rock Capital Corporation II is a corporation formed under the laws of the State of Maryland that, like us, has elected to be treated as a business development company (“BDC”) under the 1940 Act. Owl Rock Capital Corporation II’s investment objective is similar to ours, which is to generate current income, and to a lesser extent, capital appreciation by targeting investment opportunities with favorable risk-adjusted returns. As of June 30, 2018, Owl Rock Capital Corporation II had raised gross proceeds of approximately $235.4 million, including seed capital contributed by the Adviser in September 2016 and approximately $10.0 million in gross proceeds raised from certain individuals and entities affiliated with the Adviser.

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

On April 27, 2016, we formed a wholly-owned subsidiary, OR Lending LLC, a Delaware limited liability company, which holds a California finance lenders license and a Tennessee industrial loan and thrift certificate. OR Lending LLC originates loans to borrowers headquartered in California and Tennessee. On August 24, 2017, we formed a wholly-owned subsidiary, ORCC Financing LLC, a Delaware limited liability Company. On October 18, 2017, we formed a wholly-owned subsidiary, OR DH I LLC, a Delaware limited liability company. On March 20, 2018, we formed a wholly-owned subsidiary, ORCC Financing II LLC, a Delaware limited liability company. On May 8, 2018, we formed a wholly-owned subsidiary, OR MH I LLC, a Delaware limited liability company.

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

Our Investment Framework

We are a Maryland corporation organized primarily to originate and make loans to, and make debt and equity investments in, U.S. middle market companies. Our investment objective is to generate current income, and to a lesser extent, capital appreciation by targeting investment opportunities with favorable risk-adjusted returns. Since our Adviser began investment activities in April 2016 through June 30, 2018, our Adviser has originated $6.1 billion aggregate principal amount of investments, of which $5.2 billion of aggregate principal amount of investments prior to any subsequent exits or repayments, was retained by either us or Owl Rock Capital Corporation II, a BDC advised by our Adviser. In addition, since June 2016, we have originated $0.6 billion of aggregate principal amount of investments prior to any subsequent exits or repayments, which was retained by Sebago Lake LLC (“Sebago Lake”). We seek to generate current income primarily in U.S. middle market companies through direct originations of senior secured loans or originations of unsecured loans, subordinated loans or mezzanine loans and, to a lesser extent, investments in equity-related securities including warrants, preferred stock and similar forms of senior equity.

We define “middle market companies” generally to mean companies with earnings before interest expense, income tax expense, depreciation and amortization, or “EBITDA,” between $10 million and $250 million annually and/or annual revenue of $50 million to $2.5 billion at the time of investment, although we may on occasion invest in smaller or larger companies if an opportunity presents itself.

As of June 30, 2018, our average investment size in each of our portfolio companies was approximately $68.3 million based on fair value. As of June 30, 2018, our portfolio companies (excluding the investment in Sebago Lake) had weighted average annual revenue of $585 million and weighted average annual EBITDA of $91 million.

The companies in which we invest use our capital to support their growth, acquisitions, market or product expansion, refinancings and/or recapitalizations. The debt in which we invest typically is not rated by any rating agency, but if these instruments were rated, they would likely receive a rating of below investment grade (that is, below BBB- or Baa3), which is often referred to as “high yield” or “junk”.

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

Revenues

We generate revenues primarily in the form of interest income from the investments we hold. In addition, we may generate income from dividends on either direct equity investments or equity interests obtained in connection with originating loans, such as options, warrants or conversion rights. Our debt investments typically have a term of three to ten years. As of June 30, 2018, 100.0% of our debt investments based on fair value bear interest at a floating rate, subject to interest rate floors, in certain cases. Interest on our debt investments is generally payable either monthly or quarterly.

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

Leverage

The amount of leverage we use in any period depends on a variety of factors, including cash available for investing, the cost of financing and general economic and market conditions. Generally, our total borrowings are limited so that we cannot incur additional borrowings, including through the issuance of additional debt securities, if such additional indebtedness would cause our asset coverage ratio to fall below 200%, as defined in the 1940 Act; however, recent legislation has modified the 1940 Act by allowing a BDC to increase the maximum amount of leverage it may incur from an asset coverage ratio of 200% to an asset coverage ratio of 150%, if certain requirements are met. The reduced asset coverage requirement would permit a BDC to double the amount of leverage it could incur. We are permitted to increase our leverage capacity if shareholders representing at least a majority of the votes cast, when quorum is met, approve a proposal to do so. If we receive such shareholder approval, we would be permitted to increase our leverage capacity on the first day after such approval. Alternatively, we may increase the maximum amount of leverage we may incur to an asset coverage ratio of 150% if the required majority (as defined in Section 57(o) of the 1940 Act) of the independent members of our Board approves such increase with such approval becoming effective after one year. In either case, we would be required to extend to our shareholders, as of the date of such approval the opportunity to sell the shares of common stock that they hold and we would be required to make certain disclosures on our website and in SEC filings regarding, among other things, the receipt of approval to increase its leverage, its leverage capacity and usage, and risks related to leverage. For shareholders accepting such an offer, the Company would be required to repurchase 25% of such shareholders’ eligible shares in each of the four calendar quarters following the calendar quarter in which the approval occurs. In addition, before incurring any such additional leverage, we would have to renegotiate or receive a waiver from the contractual leverage limitations under our existing credit facilities and notes.

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

Limited Availability of Capital for Middle-Market Companies. We believe that regulatory and structural changes in the market have reduced the amount of capital available to U.S. middle-market companies. In particular, we believe there are currently fewer providers of capital to middle market companies. We believe that many commercial and investment banks have, in recent years, de-

emphasized their service and product offerings to middle-market businesses in favor of lending to large corporate clients and managing capital markets transactions. In addition, these lenders may be constrained in their ability to underwrite and hold bank loans and high yield securities for middle-market issuers as they seek to meet existing and future regulatory capital requirements. We also believe that there is a lack of market participants that are willing to hold meaningful amounts of certain middle-market loans. As a result, we believe our ability to minimize syndication risk for a company seeking financing by being able to hold its loans without having to syndicate them, coupled with reduced capacity of traditional lenders to serve the middle-market, present an attractive opportunity to invest in middle-market companies.

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

Robust Demand for Debt Capital. We believe U.S. middle market companies will continue to require access to debt capital to refinance existing debt, support growth and finance acquisitions. In addition, we believe the large amount of uninvested capital held by funds of private equity firms, estimated by Preqin Ltd., an alternative assets industry data and research company, to be $1.07 trillion as of June 2018, will continue to drive deal activity. We expect that private equity sponsors will continue to pursue acquisitions and leverage their equity investments with secured loans provided by companies such as us.

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

Portfolio and Investment Activity

As of June 30, 2018, based on fair value, our portfolio consisted of 71.8% first lien senior secured debt investments, 25.4% second lien senior secured debt investments, 2.7% investment funds and vehicles, and 0.1% equity investments.

As of June 30, 2018, our weighted average total yield of the portfolio at fair value and amortized cost was 9.4% and 9.4%, respectively, and our weighted average yield of debt and income producing securities at fair value and amortized cost was 9.4% and 9.4%, respectively.

As of June 30, 2018 we had investments in 51 portfolio companies with an aggregate fair value of $3.5 billion.

Our investment activity for the three months ended June 30, 2018 and 2017 is presented below (information presented herein is at par value unless otherwise indicated).

	For the Three Months Ended June 30,
($ in thousands)	2018	2017
New investment commitments
Gross originations	$1,130,955	$863,263
Less: Sell downs	(139,091)	(144,875)
Total new investment commitments	$991,864	$718,388
Principal amount of investments funded:
First-lien senior secured debt investments	$723,175	$470,141
Second-lien senior secured debt investments	71,506	211,000
Equity investments	340	—
Investment funds and vehicles	19,313	—
Total principal amount of investments funded	$814,334	$681,141
Principal amount of investments sold or repaid:
First-lien senior secured debt investments	$(310,672)	$(15,000)
Second-lien senior secured debt investments	(84,250)	—
Equity investments	—	—
Investment funds and vehicles	—	—
Total principal amount of investments sold or repaid	$(394,922)	$(15,000)
Number of new investment commitments in new portfolio companies(1)	9	10
Average new investment commitment amount	$85,691	$65,239
Weighted average term for new investment commitments (in years)	5.9	6.2
Percentage of new debt investment commitments at floating rates	100.0%	100.0%
Percentage of new debt investment commitments at fixed rates	0.0%	0.0%
Weighted average interest rate of new investment commitments(2)	9.1%	7.9%
Weighted average spread over LIBOR of new floating rate investment commitments	6.8%	6.7%

________________

(1)	Number of new investment commitments represents commitments to a particular portfolio company.
(2)	Assumes each floating rate commitment is subject to the greater of the interest rate floor (if applicable) or 3-month LIBOR, which was 2.34% and 1.30% as of June 30, 2018 and 2017, respectively.

As of June 30, 2018 and December 31, 2017, our investments consisted of the following:

	June 30, 2018		December 31, 2017
($ in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
First-lien senior secured debt investments	$2,483,698	$2,502,602	$1,640,301	$1,652,021
Second-lien senior secured debt investments	880,874	886,095	664,825	669,376
Equity investments	3,100	4,193	2,760	2,760
Investment funds and vehicles(1)	93,134	92,523	65,028	65,599
Total Investments	$3,460,806	$3,485,413	$2,372,914	$2,389,756

________________

(1)	Includes investment in Sebago Lake.

The table below describes investments by industry composition based on fair value as of June 30, 2018 and December 31, 2017:

	June 30, 2018	December 31, 2017
Advertising and media	5.3%	3.3%
Aerospace and defense	—	2.1
Automotive	4.4	—
Buildings and real estate	3.6	5.2
Business services	12.0	8.8
Chemicals	1.6	—
Consumer products	3.2	4.7
Containers and packaging	1.5	2.3
Distribution	8.0	13.3
Education	2.5	—
Energy equipment and services	1.8	6.1
Financial services	2.8	3.6
Food and beverage	7.4	5.5
Healthcare providers and services	4.0	7.6
Household products	2.0	3.0
Human resource support services	—	1.9
Infrastructure and environmental services	4.4	3.1
Insurance	1.0	1.4
Internet software and services	5.2	7.4
Investment funds and vehicles (1)	2.7	2.7
Leisure and entertainment	5.9	7.6
Manufacturing	3.0	3.3
Oil and gas	5.0	1.6
Professional services	5.5	2.4
Specialty retail	3.0	1.6
Telecommunications	1.0	—
Transportation	3.2	1.5
Total	100.0%	100.0%

________________

(1)	Includes investment in Sebago Lake.

The table below describes investments by geographic composition based on fair value as of June 30, 2018 and December 31, 2017:

	June 30, 2018	December 31, 2017
United States:
Midwest	17.6%	16.9%
Northeast	20.4	15.7
South	37.9	42.1
West	19.0	17.9
Belgium	1.8	2.5
Canada	1.2	3.3
United Kingdom	2.1	1.6
Total	100.0%	100.0%

The weighted average yields and interest rates of our investments at fair value as of June 30, 2018 and December 31, 2017 were as follows:

	June 30, 2018	December 31, 2017
Weighted average total yield of portfolio	9.4%	8.8%
Weighted average total yield of debt and income producing securities	9.4%	8.8%
Weighted average interest rate of debt securities	9.1%	8.5%
Weighted average spread over LIBOR of all floating rate investments	6.9%	7.1%

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

The following table shows the composition of our portfolio on the 1 to 5 rating scale as of June 30, 2018 and December 31, 2017:

	June 30, 2018		December 31, 2017
Investment Rating	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
($ in thousands)
1	$236,987	6.8%	$152,773	6.4%
2	3,130,031	89.8	2,142,023	89.6
3	118,395	3.4	94,960	4.0
4	—	—	—	—
5	—	—	—	—
Total	$3,485,413	100.0%	$2,389,756	100.0%

The following table shows the amortized cost of our performing and non-accrual debt investments as of June 30, 2018 and December 31, 2017:

	June 30, 2018		December 31, 2017
($ in thousands)	Amortized Cost	Percentage	Amortized Cost	Percentage
Performing	$3,364,572	100.0%	$2,305,126	100.0%
Non-accrual	—	—	—	—
Total	$3,364,572	100.0%	$2,305,126	100.0%

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

Sebago Lake LLC

Sebago Lake, a Delaware limited liability company, was formed as a joint venture between us and The Regents of the University of California (“Regents”) and commenced operations on June 20, 2017. Sebago Lake’s principal purpose is to make investments, primarily in senior secured loans that are made to middle-market companies or in broadly syndicated loans. Both we and Regents (the “Members”) have a 50% economic ownership in Sebago Lake. Except under certain circumstances, contributions to Sebago Lake cannot be redeemed. Each of the Members initially agreed to contribute up to $100 million to Sebago Lake.  As of June 30, 2018, each Member has funded $93.1 million of their respective $100 million subscriptions. On July 26, 2018, each of the Members increased their contribution to Sebago Lake up to an aggregate of $125 million. Sebago Lake is managed by the Members, each of which have equal voting rights. Investment decisions must be approved by each of the Members.

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

As of June 30, 2018 and December 31, 2017, Sebago Lake had total investments in senior secured debt at fair value of $520.7 million and $330.0 million, respectively. The determination of fair value is in accordance with ASC 820; however, such fair value is not included in our Board’s valuation process. The following table is a summary of Sebago Lake’s portfolio as well as a listing of the portfolio investments in Sebago Lake’s portfolio as of June 30, 2018 and December 31, 2017:

($ in thousands)	June 30, 2018	December 31, 2017
Total senior secured debt investments(1)	$528,440	$332,499
Weighted average spread over LIBOR(1)	4.73%	4.71%
Number of portfolio companies	18	12
Largest funded investment to a single borrower(1)	$49,874	$46,646

________________

(1)	At par.

Sebago Lake's Portfolio as of June 30, 2018 ($ in thousands)
Company(1)(2)(4)(5)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(3)	Fair Value	Percentage of Members' Equity
Debt Investments
Aerospace and defense
Applied Composites Holdings, LLC (fka AC&A Enterprises Holdings, LLC)(8)	First lien senior secured loan	L + 5.50%	12/21/2023	$35,727	$35,061	$35,083	19.0%
Applied Composites Holdings, LLC (fka AC&A Enterprises Holdings, LLC)(10)(11)(13)	First lien senior secured revolving loan	L + 5.50%	12/21/2022	-	(54)	(54)	-%
				35,727	35,007	35,029	19.0%
Consumer products
Decolin Inc. (dba Laces Group, Inc.)(6)	First lien senior secured loan	L + 4.50%	12/27/2023	16,915	16,847	16,830	9.1%
Education
SSH Group Holdings, Inc. (dba Stratford School)(8)	First lien senior secured loan	L + 5.00%	10/2/2024	17,410	17,253	17,413	9.4%
Food and beverage
DecoPac, Inc.(8)	First lien senior secured loan	L + 4.25%	9/30/2024	21,214	21,122	21,129	11.4%
DecoPac, Inc.(8)(10)(13)	First lien senior secured revolving loan	L + 4.25%	9/29/2023	393	377	379	0.2%
FQSR, LLC (dba KBP Investments)(8)	First lien senior secured loan	L + 5.50%	5/14/2023	24,881	24,515	24,507	13.2%
FQSR, LLC (dba KBP Investments)(10)(11)(12)(13)	First lien senior secured delayed draw term loan	L + 5.50%	5/14/2020	-	(89)	(92)	-%
Give & Go Prepared Foods Corp.(8)	First lien senior secured loan	L + 4.25%	7/29/2023	24,813	24,758	23,820	12.9%
Sovos Brands Intermediate, Inc.(7)	First lien senior secured loan	L + 4.50%	7/18/2024	42,919	41,766	41,288	22.3%
Sovos Brands Intermediate, Inc.(10)(11)(13)	First lien senior secured revolving loan	L + 4.50%	7/18/2022	-	(113)	(169)	(0.1)%
				114,220	112,336	110,862	59.9%
Healthcare equipment and supplies
Beaver-Visitec International Holdings, Inc.(8)	First lien senior secured loan	L + 5.00%	8/21/2023	46,410	46,000	46,410	25.1%
Cadence, Inc.(6)	First lien senior secured loan	L + 4.50%	5/21/2025	24,661	24,059	24,044	13.0%
Cadence, Inc.(10)(11)(13)	First lien senior secured revolving loan	L + 4.50%	5/21/2025	-	(179)	(183)	(0.1)%
				71,071	69,880	70,271	38.0%

Sebago Lake's Portfolio as of June 30, 2018 ($ in thousands)
Company(1)(2)(4)(5)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(3)	Fair Value	Percentage of Members' Equity
Healthcare providers and services
Covenant Surgical Partners, Inc.(8)	First lien senior secured loan	L + 4.50%	10/4/2024	22,962	22,911	22,916	12.4%
Covenant Surgical Partners, Inc.(8)(10)	First lien senior secured delayed draw term loan	L + 4.75%	10/4/2024	4,135	4,119	4,121	2.2%
				27,097	27,030	27,037	14.6%
Insurance
Integro Parent Inc.(8)	First lien senior secured loan	L + 5.75%	10/30/2022	44,885	44,663	44,661	24.1%
Integro Parent Inc.(8)(10)(11)(13)	First lien senior secured revolving loan	L + 4.50%	10/30/2021	-	(29)	(30)	-%
USRP Holdings, Inc. (dba U.S. Retirement and Benefits Partners)(8)	First lien senior secured loan	L + 4.25%	3/29/2025	35,000	34,198	34,160	18.5%
USRP Holdings, Inc. (dba U.S. Retirement and Benefits Partners)(10)(11)(12)(13)	First lien senior secured delayed draw term loan	L + 4.25%	3/29/2020	-	(211)	(210)	(0.1)%
USRP Holdings, Inc. (dba U.S. Retirement and Benefits Partners)(8)(10)(13)	First lien senior secured revolving loan	L + 4.25%	3/29/2023	1,225	1,047	1,045	0.6%
Worley Claims Services, LLC(6)	First lien senior secured loan	L + 5.50%	8/7/2022	17,160	17,025	17,162	9.3%
Worley Claims Services, LLC(10)(11)(12)(13)	First lien senior secured delayed draw term loan	L + 5.50%	2/7/2019	-	(31)	31	-%
				98,270	96,662	96,819	52.4%
Infrastructure and environmental services
CHA Holding Inc.(6)	First lien senior secured loan	L + 4.50%	4/10/2025	25,000	24,890	24,875	13.4%
CHA Holding Inc.(10)(11)(12)(13)	First lien senior secured delayed draw term loan	L + 4.50%	10/10/2019	-	(26)	(27)	-%
				25,000	24,864	24,848	13.4%
Internet software and services
DigiCert, Inc.(6)(9)	First lien senior secured loan	L + 4.75%	10/31/2024	42,893	42,704	42,830	23.1%
Leisure and entertainment
Interstate Hotels & Resorts, Inc(8)	First lien senior secured loan	L + 4.00%	5/3/2022	49,874	48,778	48,677	26.3%
Manufacturing
Blount International, Inc.(6)(9)	First lien senior secured loan	L + 4.25%	4/12/2023	14,963	14,928	15,026	8.1%
Transportation
Uber Technologies, Inc.(6)(9)	First lien senior secured loan	L + 4.00%	4/4/2025	15,000	14,927	15,031	8.1%
Total Debt Investments				$528,440	$521,216	$520,673	281.4%
Total Investments				$528,440	$521,216	$520,673	281.4%
________________

(1)	Certain portfolio company investments are subject to contractual restrictions on sales.
(2)	Unless otherwise indicated, Sebago Lake’s portfolio companies are pledged as collateral supporting the amounts outstanding under Sebago Lake’s credit facility.
(3)	The amortized cost represents the original cost adjusted for the amortization of discounts and premiums, as applicable, on debt investments using the effective interest method.
(4)	Unless otherwise indicated, all investments are considered Level 3 investments.
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

(6)	The interest rate on these loans is subject to 1 month LIBOR, which as of June 30, 2018 was 2.09%.

(7)	The interest rate on these loans is subject to 2 month LIBOR, which as of June 30, 2018 was 2.17%.
(8)	The interest rate on these loans is subject to 3 month LIBOR, which as of June 30, 2018 was 2.34%.
(9)	Level 2 investment.
(10)	Position or portion thereof is an unfunded loan commitment.
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

Sebago Lake's Portfolio as of December 31, 2017 ($ in thousands)
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

Sebago Lake's Portfolio as of December 31, 2017 ($ in thousands)
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

(11)	The date disclosed represents the commitment period of the unfunded term loan. Upon expiration of the commitment period, the funded portion of the term loan may be subject to a longer maturity date.
(12)	Investment is not pledged as collateral under Sebago Lake’s credit facility.
(13)	Level 2 investment.

Below is selected balance sheet information for Sebago Lake as of June 30, 2018 and December 31, 2017:

($ in thousands)	June 30, 2018 (Unaudited)	December 31, 2017
Assets
Investments at fair value (amortized cost of $521,216 and $328,906, respectively)	$520,673	$330,048
Cash	11,419	7,519
Interest receivable	2,487	1,300
Prepaid expenses and other assets	10	71
Total Assets	$534,589	$338,938
Liabilities
Debt (net of unamortized debt issuance costs of $6,016 and $4,330, respectively)	$340,624	$201,419
Loan origination and structuring fees payable	2,819	3,378
Distributions payable	3,201	250
Accrued expenses and other liabilities	2,898	2,692
Total Liabilities	349,542	207,739
Members' Equity
Members' Equity	185,047	131,199
Members' Equity	185,047	131,199
Total Liabilities and Members' Equity	$534,589	$338,938

Below is selected statement of operations information for Sebago Lake for the three and six months ended June 30, 2018 and 2017:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2018	2017	2018	2017
Investment Income
Interest income	$8,547	$—	$14,706	$—
Other income	127	—	220	—
Total Investment Income	8,674	—	14,926	—
Expenses
Initial organization	—	98	—	98
Loan origination and structuring fee	1,636	—	2,819	—
Interest expense	3,902	—	6,526	—
Professional fees	223	—	412	—
Total Expenses	5,761	98	9,757	98
Net Investment Income	$2,913	$(98)	$5,169	$(98)
Net Unrealized Gain (Loss) on Investments
Net Unrealized Gain (Loss) on Investments	(1,947)	—	(1,687)	—
Total Net Unrealized Gain (Loss) on Investments	(1,947)	—	(1,687)	—
Net Increase in Members' Equity Resulting from Operations	$966	$(98)	$3,482	$(98)

On August 9, 2017, Sebago Lake Financing LLC and SL Lending LLC, wholly-owned subsidiaries of Sebago Lake, entered into a credit facility with Goldman Sachs Bank USA. Goldman Sachs Bank USA serves as the sole lead arranger, syndication agent and administrative agent, and State Street Bank and Trust Company serves as the collateral administrator and agent. The credit facility includes a maximum borrowing capacity of $400 million. As of June 30, 2018, there was $346.7 million outstanding under the credit facility. For the three and six months ended June 30, 2018 and June 30, 2017, the components of interest expense were as follows:

	For the Three Months Ended June 30		For the Six Months Ended June 30
($ in thousands)	2018	2017	2018	2017
Interest expense	$3,496	$—	$5,795	$—
Amortization of debt issuance costs	406	—	731	—
Total Interest Expense	$3,902	$—	$6,526	$—
Average interest rate	4.4%	—%	4.2%	—%
Average daily borrowings	$315,669	$—	$277,319	$—

Loan Origination and Structuring Fees

If the loan origination and structuring fees earned by Sebago Lake during a fiscal period exceed Sebago Lake’s expenses and other obligations (excluding financing costs), such excess is allocated to the Member(s) responsible for the origination of the loans pro rata in accordance with the total loan origination and structuring fees earned by Sebago Lake with respect to the loans originated by such Member; provided, that in no event will the amount allocated to a Member exceed 1% of the par value of the loans originated by such Member in any fiscal year. The loan origination and structuring fee is accrued quarterly and included in other income from controlled, affiliated investments on our Consolidated Statements of Operations and paid annually. For the three and six months  ended June 30, 2018, we accrued income based on loan origination and structuring fees of $1.6 million and $2.8 million, respectively. For the period ended June 30, 2017, we did not accrue income based on loan origination and structuring fees.

Results of Operations

The following table represents the operating results for the three and six months ended June 30, 2018 and 2017:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
($ in millions)	2018	2017	2018	2017
Total Investment Income	$86.1	$32.8	$151.5	$56.2
Less: Expenses	33.2	13.5	59.9	24.1
Net Investment Income (Loss) Before Taxes	$52.9	$19.3	$91.6	$32.1
Less: Income taxes, including excise taxes	0.5	0.0	0.6	0.0
Net Investment Income (Loss) After Taxes	$52.4	$19.3	$91.0	$32.1
Net change in unrealized gain (loss)	2.3	0.8	7.8	6.2
Net realized gain (loss)	(4.0)	—	(3.8)	—
Net Increase (Decrease) in Net Assets Resulting from Operations	$50.7	$20.1	$95.0	$38.3

Net increase (decrease) in net assets resulting from operations can vary from period to period as a result of various factors, including the level of new investment commitments, expenses, the recognition of realized gains and losses and changes in unrealized appreciation and depreciation on the investment portfolio.

Investment Income

Investment income for the three and six months ended June 30, 2018 and 2017 were as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
($ in millions)	2018	2017	2018	2017
Interest from investments	$79.9	$31.8	$141.2	$55.0
Dividend income	1.6	—	2.9	—
Other income	4.6	1.0	7.4	1.2
Total investment income	$86.1	$32.8	$151.5	$56.2

For the three months ended June 30, 2018 and 2017

Investment income increased to $86.1 million for the three months ended June 30, 2018 from $32.8 million for the same period in prior year primarily due to an increase in interest income as a result of an increase in our investment portfolio. Our investment portfolio, at par, increased from $1.8 billion as of June 30, 2017, to $3.5 billion as of June 30, 2018. In addition to the growth in the portfolio, the incremental increase in investment income was due to dividend income earned from our investment in Sebago Lake of $1.6 million during the three months ended June 30, 2018 that we did not earn during the three months ended June 30, 2017 and an increase of $3.6 million in other income, primarily driven by $1.6 million earned from Sebago Lake, during the three months ended June 30, 2018, as compared to the same period in prior year.

For the six months ended June 30, 2018 and 2017

Investment income increased to $151.5 million for the six months ended June 30, 2018 from $56.2 million for the same period in prior year primarily due to an increase in interest income as a result of an increase in our investment portfolio. Our investment portfolio, at par, increased from $1.8 billion as of June 30, 2017, to $3.5 billion as of June 30, 2018. In addition to the growth in the portfolio, the incremental increase in investment income was due to dividend income earned from our investment in Sebago Lake of $2.9 million during the six months ended June 30, 2018 that we did not earn during the six months ended June 30, 2017 and an increase of $6.2 million in other income, primarily driven by $2.8 million earned from Sebago Lake, during the six months ended June 30, 2018, as compared to the same period in prior year.

Expenses

Expenses for the three and six months ended June 30, 2018 and 2017 were as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
($ in millions)	2018	2017	2018	2017
Interest expense	$17.1	$5.2	$29.2	8.3
Management fee	12.7	6.3	24.8	11.3
Professional fees	1.7	1.2	3.0	2.4
Directors' fees	0.1	0.1	0.3	0.2
Other general and administrative	1.6	0.7	2.6	1.9
Total expenses	$33.2	$13.5	$59.9	$24.1

Under the terms of the Administration Agreement, we reimburse the Adviser for services performed for us. In addition, pursuant to the terms of the Administration Agreement, the Adviser may delegate its obligations under the Administration Agreement to an affiliate or to a third party and we reimburse the Adviser for any services performed for us by such affiliate or third party.

For the three months ended June 30, 2018 and 2017

Total expenses increased to $33.2 million for the three months ended June 30, 2018 from $13.5 million for the same period in the prior year primarily due to an increase in management fees and interest expense. The increase in management fees of $6.4 million is primarily due to an increase in gross assets and unfunded equity commitments. The increase in interest expense of $11.9 million is driven by both an increase in average daily borrowings to $1.5 billion from $0.6 billion period over period, and an increase in the average interest rate to 4.04% from 2.73% period over period.

For the six months ended June 30, 2018 and 2017

Total expenses increased to $59.9 million for the six months ended June 30, 2018 from $24.1 million for the same period in the prior year primarily due to an increase in management fees and interest expense. The increase in management fees of $13.5 million is primarily due to an increase in gross assets and unfunded equity commitments. The increase in interest expense of $20.9 million is driven by both an increase in average daily borrowings to $1.3 billion from $0.5 billion period over period, and an increase in the average interest rate to 3.86% from 2.59% period over period.

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

For the three and six months ended June 30, 2018, we recorded expenses of $0.5 million and $0.6 million for U.S. federal excise tax, respectively. For the three and six months ended June 30, 2017, we recorded $0.02 million U.S. federal excise tax.

Net Unrealized Gains (Losses) on Investments

We fair value our portfolio investments quarterly and any changes in fair value are recorded as unrealized gains or losses.  During the three and six months ended June 30, 2018 and 2017, net unrealized gains (losses) on our investment portfolio were comprised of the following:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
($ in millions)	2018	2017	2018	2017
Net unrealized gain (loss) on investments	$2.3	$0.8	$7.8	$6.2
Net unrealized gain (loss) on investments	$2.3	$0.8	$7.8	$6.2

Net Realized Gains (Losses) on Investments

The realized gains and losses on fully exited and partially exited portfolio companies during the three and six months ended June 30, 2018 and 2017 were comprised of the following:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
($ in millions)	2018	2017	2018	2017
Net realized gain (loss) on investments	$(4.0)	$—	$(3.8)	$—
Net realized gain (loss) on investments	$(4.0)	$—	$(3.8)	$—

Realized Gross Internal Rate of Return

Since we began investing in 2016 through June 30, 2018, our exited investments have resulted in an aggregate cash flow realized gross internal rate of return to us of 10.7% (based on total capital invested of $842.5 million and total proceeds from these exited investments of $933.8 million). Seventy-five percent of these exited investments resulted in an aggregate cash flow realized gross internal rate of return (“IRR”) to us of 10% or greater.

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

Aggregate cash flow realized gross IRR on our exited investments reflects only invested and realized cash amounts as described above, and does not reflect any unrealized gains or losses in our portfolio.

Financial Condition, Liquidity and Capital Resources

Our liquidity and capital resources are generated primarily from the proceeds of capital drawdowns of our privately placed Capital Commitments, cash flows from interest, dividends and fees earned from our investments and principal repayments, our credit facilities and the issuance of the 2023 Notes. The primary uses of our cash are (i) investments in portfolio companies and other investments and to comply with certain portfolio diversification requirements, (ii) the cost of operations (including paying our Adviser), (iii) debt service, repayment and other financing costs of any borrowings and (iv) cash distributions to the holders of our shares.

We may from time to time enter into additional debt facilities, increase the size of our existing credit facilities or issue additional debt securities. Any such incurrence or issuance would be subject to prevailing market conditions, our liquidity requirements, contractual and regulatory restrictions and other factors. In accordance with the 1940 Act, with certain limited exceptions, we are only allowed to incur borrowings, issue debt securities or issue preferred stock, if immediately after the borrowing or issuance, the ratio of total assets (less total liabilities other than indebtedness) to total indebtedness plus preferred stock, is at least 200% (or 150% if certain conditions are met). As of June 30, 2018 and December 31, 2017, our asset coverage ratio was 238% and 258%, respectively. We seek to carefully consider our unfunded commitments for the purpose of planning our ongoing financial leverage. Further, we maintain sufficient borrowing capacity within the 200% (or 150% if certain conditions are met) asset coverage limitation to cover any outstanding unfunded commitments we are required to fund.

Cash and restricted cash as of June 30, 2018, taken together with our uncalled Capital Commitments of $3.5 billion, is expected to be sufficient for our investing activities and to conduct our operations in the near term. As of June 30, 2018, we had $793.4 million available under our credit facilities.

As of June 30, 2018, we had $161.6 million in cash and restricted cash. During the six months ended June 30, 2018, we used $965.1 million in cash for operating activities, primarily as a result of funding portfolio investments of $1.7 billion, partially offset by sell downs of $645.3 million and other operating activity of $114.7 million. Lastly, cash provided by financing activities was $1.1 billion during the period, which was the result of proceeds from net borrowings on our credit facilities, net of debt issuance costs, of $563.7 million and proceeds from the issuance of shares, net of offering costs paid, of $574.5 million, partially offset by distributions paid of $31.6 million.

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

During the six months ended June 30, 2018, we delivered the following capital call notices to our investors:

Capital Drawdown Notice Date	Common Share Issuance Date	Number of Common Shares Issued	Aggregate Offering Price ($ in millions)
March 5, 2018	March 16, 2018	11,347,030	$175.0
April 5, 2018	April 18, 2018	13,149,244	200.0
June 14, 2018	June 27, 2018	12,901,364	200.0
Total		37,397,638	$575.0

On July 10, 2018, we delivered a capital drawdown notice to our investors relating to the sale of approximately 13,053,380 shares of our common stock, par value $0.01 per share, expected to close on or about July 23, 2018, for an aggregate offering price of $200.0 million. On July 24, 2018, we delivered a capital drawdown notice to our investors relating to the sale of approximately 9,733,939 shares of our common stock, expected to close on or about August 6, 2018, par value $0.01 per share, for an aggregate offering price of $150.0 million. On August 7, 2018, we delivered a capital drawdown notice to our investors relating to the sale of approximately 19,392,373 shares of our common stock, par value $0.01 per share, expected to close on or about August 20, 2018, for an aggregate offering price of $300.0 million.

During the six months ended June 30, 2017, the Company delivered the following capital call notices to investors:

Capital Drawdown Notice Date	Common Share Issuance Date	Number of Common Shares Issued	Aggregate Offering Price ($ in millions)
April 14, 2017	April 28, 2017	6,600,659	$100.0
May 11, 2017	May 24, 2017	8,350,033	125.0
May 26, 2017	June 9, 2017	9,966,777	150.0
Total		24,917,469	$375.0

Distributions

The following table reflects the distributions declared on shares of our common stock during the six months ended June 30, 2018:

	June 30, 2018
Date Declared	Record Date	Payment Date	Distribution per Share
March 2, 2018	March 31, 2018	April 30, 2018	$0.33
June 22, 2018	June 30, 2018	August 15, 2018	$0.34

On August 7, 2018, our Board declared a distribution of 90% of our estimated third quarter taxable income, and net capital gains, if any, for shareholders of record on September 30, 2018, payable on November 15, 2018.

The following table reflects the distribution declared on shares of our common stock during the six months ended June 30, 2017:

	June 30, 2017
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

The following table reflects the common stock issued pursuant to the dividend reinvestment plan during the six months ended June 30, 2018:

Date Declared	Record Date	Payment Date	Shares
November 7, 2017	December 31, 2017	January 31, 2018	1,231,796
March 2, 2018	March 31, 2018	April 30, 2018	1,310,273

The following table reflects the common stock issued pursuant to the dividend reinvestment plan during the six months ended June 30, 2017:

Date Declared	Record Date	Payment Date	Shares
March 7, 2017	March 7, 2017	March 15, 2017	270,178
May 9, 2017	May 9, 2017	May 15, 2017	504,892

Repurchase Offers

During the three and six months ended June 30, 2018, we did not make an offer to repurchase issued and outstanding shares.

During the three and six months ended  June 30, 2017, we offered to repurchase up to $50 million of issued and outstanding shares of common stock at a purchase price of $15.09 per share. The offer to repurchase expired on April 11, 2017 and no shares were repurchased. We will not affect any other repurchase prior to the earlier of (i) an Exchange Listing and (ii) such time as all of the Capital Commitments have been fully drawn down.

Debt

Aggregate Borrowings

Debt obligations consisted of the following as of June 30, 2018 and December 31, 2017:

	June 30, 2018
($ in thousands)	Aggregate Principal Committed	Outstanding Principal	Amount Available(1)	Net Carrying Value(2)
Subscription Credit Facility(3)	$900,000	$732,000	$163,411	$729,729
Revolving Credit Facility	600,000	—	600,000	(5,162)
SPV Asset Facility I	400,000	400,000	—	395,901
SPV Asset Facility II	250,000	220,000	30,000	216,960
2023 Notes	150,000	150,000	—	148,036
Total Debt	$2,300,000	$1,502,000	$793,411	$1,485,464

________________

(1)	The amount available reflects any limitations related to each credit facility’s borrowing base.
(2)

The carrying value of the Company’s Subscription Credit Facility, Revolving Credit Facility, SPV Asset Facility I, SPV Asset Facility II and the 2023 Notes are presented net of deferred financing costs of $2.3 million, $5.1 million, $4.1 million, $3.0 million and $2.0 million, respectively.

(3)	The amount available is reduced by $4.6 million of outstanding letters of credit.

	December 31, 2017
($ in thousands)	Aggregate Principal Committed	Outstanding Principal	Amount Available(1)	Net Carrying Value(2)
Subscription Credit Facility(3)	$900,000	$393,500	$502,711	$390,415
Revolving Credit Facility	400,000	—	400,000	(3,044)
SPV Asset Facility I	400,000	400,000	—	395,463
2023 Notes(4)	150,000	138,500	11,500	136,598
Total Debt	$1,850,000	$932,000	$914,211	$919,432

________________

(1)	The amount available reflects any limitations related to each credit facility’s borrowing base.
(2)

The carrying value of the Company’s Subscription Credit Facility, Revolving Credit Facility, SPV Asset Facility I and the 2023 Notes are presented net of deferred financing costs of $3.1 million, $3.0 million, $4.6 million, and $1.9 million, respectively.

(3)	The amount available is reduced by $3.8 million of outstanding letters of credit.
(4)	Amounts available were issued on January 30, 2018.

For the three and six months ended June 30, 2018 and 2017, the components of interest expense were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2018	2017	2018	2017
Interest expense	$15,827	$4,564	$26,789	$7,075
Amortization of debt issuance costs	1,275	665	2,370	1,183
Total Interest Expense	$17,102	$5,229	$29,159	$8,258
Average interest rate	4.04%	2.73%	3.86%	2.59%
Average daily borrowings	$1,494,714	$593,374	$1,321,359	$468,262

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

Revolving Credit Facility

On February 1, 2017, we entered into a senior secured revolving credit agreement (the “Original Revolving Credit Facility”).  On June 21, 2018, we amended the Senior Secured Revolving Credit Agreement (the “Amendment,” and the Original Revolving Credit Facility as amended by that certain First Amendment to Senior Secured Revolving Credit Agreement, dated as of July 17, 2017, the First Omnibus Amendment to Senior Secured Revolving Credit Agreement and Guarantee and Security Agreement, dated as of March 29, 2018 and the Amendment, the “Revolving Credit Facility”). The parties to the Revolving Credit Facility include the Company, as Borrower, the lenders from time to time parties thereto (each a “Lender” and collectively, the “Lenders”) and SunTrust Robinson Humphrey, Inc. and ING Capital LLC as Joint Lead Arrangers and Joint Book Runners, SunTrust Bank as Administrative Agent and ING Capital LLC as Syndication Agent.

The Revolving Credit Facility is guaranteed by OR Lending LLC, our subsidiary, and will be guaranteed by certain domestic subsidiaries of us that are formed or acquired by us in the future (collectively, the “Guarantors”). Proceeds of the Revolving Credit Facility may be used for general corporate purposes, including the funding of portfolio investments.

The maximum principal amount of the Revolving Credit Facility is $600 million (increased from $590 million on June 21, 2018), subject to availability under the borrowing base, which is based on our portfolio investments and other outstanding indebtedness. Maximum capacity under the Revolving Credit Facility may be increased to $1.25 billion (increased from $750 million pursuant to the First Omnibus Amendment to the Revolving Credit Facility) through the exercise by the Borrower of an uncommitted accordion feature through which existing and new lenders may, at their option, agree to provide additional financing. The Revolving Credit Facility includes a $50 million limit for swingline loans and is secured by a perfected first-priority interest in substantially all of the portfolio investments held by us and each Guarantor, subject to certain exceptions.

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

SPV Asset Facilities

SPV Asset Facility I

On December 21, 2017 (the “SPV Asset Facility I Closing Date”), ORCC Financing LLC (“ORCC Financing”), a Delaware limited liability company and our subsidiary, entered into a Loan and Servicing Agreement (the “SPV Asset Facility I”), with ORCC Financing as Borrower, us as Transferor and Servicer, the lenders from time to time parties thereto (the “SPV Asset Facility I Lenders”), Morgan Stanley Asset Funding Inc. as administrative agent (“SPV Asset Facility I Administrative Agent”), State Street Bank and Trust Company as Collateral Agent and Cortland Capital Market Services LLC as Collateral Custodian.

From time to time, we sell and contribute certain investments to ORCC Financing pursuant to a sale and contribution agreement by and between us and ORCC Financing. No gain or loss is recognized as a result of the contribution. Proceeds from the SPV Asset Facility I are used to finance the origination and acquisition of eligible assets by ORCC Financing, including the purchase of such assets from us. We retain a residual interest in assets contributed to or acquired by ORCC Financing through our ownership of ORCC Financing. The maximum principal amount of the SPV Asset Facility I is $400 million; the availability of this amount is subject to a borrowing base test, which is based on the value of ORCC Financing’s assets from time to time, and satisfaction of certain conditions, including certain concentration limits.

The SPV Asset Facility I provides for the ability to draw and redraw amounts under the SPV Asset Facility I for a period of up to three years after the SPV Asset Facility I Closing Date (the “SPV Asset Facility I Commitment Termination Date”). Unless otherwise terminated, the SPV Asset Facility I will mature on December 21, 2022 (the “SPV Asset Facility I Maturity Date”).  Prior to the SPV Asset Facility I Maturity Date, proceeds received by ORCC Financing from principal and interest, dividends, or fees on assets must be used to pay fees, expenses and interest on outstanding borrowings, and the excess may be returned to the Company, subject to certain conditions. On the SPV Asset Facility I Maturity Date, ORCC Financing must pay in full all outstanding fees and expenses and all principal and interest on outstanding borrowings, and the excess may be returned to us.

Amounts drawn will bear interest at LIBOR plus a spread of 2.25% until the six-month anniversary of the SPV Asset Facility I Closing Date, increasing to 2.50% thereafter, until the Commitment Termination Date.  After the SPV Asset Facility I Commitment Termination Date, amounts drawn will bear interest at LIBOR plus a spread of 2.75%, increasing to 3.00% on the first anniversary of the SPV Asset One Facility Commitment Termination Date. After a ramp-up period, there is an unused fee of 0.75% per annum on the amount, if any, by which the undrawn amount under the SPV Asset Facility I exceeds 25% of the maximum principal amount of the SPV Asset Facility I. The SPV Asset Facility I contains customary covenants, including certain financial maintenance covenants, limitations on the activities of ORCC Financing, including limitations on incurrence of incremental indebtedness, and customary events of default. The SPV Asset Facility I is secured by a perfected first priority security interest in the assets of ORCC Financing and on any payments received by ORCC Financing in respect of those assets. Assets pledged to the SPV Asset Facility I Lenders will not be available to pay our debts.

SPV Asset Facility II

On May 22, 2018 (the “SPV Asset Facility II Closing Date”), our subsidiary, ORCC Financing II LLC (“ORCC Financing II”), a Delaware limited liability company and our subsidiary, entered into a Credit Agreement (the “SPV Asset Facility II”), with ORCC Financing II, as Borrower, the lenders from time to time parties thereto (the “SPV Asset Facility II Lenders”), Natixis, New York Branch, as Administrative Agent, State Street Bank and Trust Company, as Collateral Agent, and Cortland Capital Market Services LLC as Document Custodian.

From time to time, we expect to sell and contribute certain investments to ORCC Financing II pursuant to a sale and contribution agreement by and between us and ORCC Financing II. No gain or loss will be recognized as a result of the contribution. Proceeds from the SPV Asset Facility II will be used to finance the origination and acquisition of eligible assets by ORCC Financing II, including the purchase of such assets from us. We retain a residual interest in assets contributed to or acquired by ORCC Financing II through our ownership of ORCC Financing II. The maximum principal amount of the SPV Asset Facility II is $250 million; the availability of this amount is subject to an overcollateralization ratio test, which is based on the value of ORCC Financing II’s assets from time to time, and satisfaction of certain conditions, including an interest coverage ratio test, certain concentration limits and collateral quality tests.

The SPV Asset Facility II provides for the ability to (1) draw term loans and (2) draw and redraw revolving loans under the SPV Asset Facility II for a period of up to two years after the SPV Asset Facility II Closing Date unless the revolving commitments are terminated or converted to term loans sooner as provided in the SPV Asset Facility II (the “SPV Asset Facility II Commitment Termination Date”). Unless otherwise terminated, the SPV Asset Facility II will mature on May 22, 2026 (the “Stated Maturity”). Prior to the Stated Maturity, proceeds received by ORCC Financing II from principal and interest, dividends, or fees on assets must be used to pay fees, expenses and interest on outstanding borrowings, and the excess may be returned to us, subject to certain conditions. On the Stated Maturity, ORCC Financing II must pay in full all outstanding fees and expenses and all principal and interest on outstanding borrowings, and the excess may be returned to us.

Amounts drawn bear interest at LIBOR (or, in the case of certain lenders that are commercial paper conduits, the lower of their cost of funds and LIBOR plus 0.25%) plus a spread ranging from 2.00% to 2.50%. From the SPV Asset Facility II Closing Date to the SPV Asset Facility II Commitment Termination Date, there is a commitment fee ranging from 0.50% to 1.00% per annum on the undrawn amount, if any, of the revolving commitments in the SPV Asset Facility II. The SPV Asset Facility II contains customary covenants, including certain financial maintenance covenants, limitations on the activities of ORCC Financing II, including limitations on incurrence of incremental indebtedness, and customary events of default. The SPV Asset Facility II is secured by a perfected first priority security interest in the assets of ORCC Financing II and on any payments received by ORCC Financing II in respect of those assets. Assets pledged to the SPV Asset Facility II Lenders will not be available to pay our debts.

Unsecured Notes

2023 Notes

On December 21, 2017, we entered into a Note Purchase Agreement governing the issuance of $150 million in aggregate principal amount of unsecured notes (the “2023 Notes”) to institutional investors in a private placement. The issuance of $138.5 million of the 2023 Notes occurred on December 21, 2017, and $11.5 million of the 2023 Notes were issued in January 2018.  The 2023 Notes have a fixed interest rate of 4.75% and are due on June 21, 2023. Interest on the 2023 Notes will be due semiannually. This interest rate is subject to increase (up to a maximum interest rate of 5.50%) in the event that, subject to certain exceptions, the 2023 Notes cease to have an investment grade rating. We are obligated to offer to repay the 2023 Notes at par if certain change in control events occur. The 2023 Notes are general unsecured obligations of us that rank pari passu with all outstanding and future unsecured unsubordinated indebtedness issued by us.

The Note Purchase Agreement for the 2023 Notes contains customary terms and conditions for unsecured notes issued in a private placement, including, without limitation, affirmative and negative covenants such as information reporting, maintenance of our status as a BDC within the meaning of the 1940 Act and a RIC under the Code, minimum shareholders equity, minimum asset coverage ratio and prohibitions on certain fundamental changes at us or any subsidiary guarantor, as well as customary events of default with customary cure and notice, including, without limitation, nonpayment, misrepresentation in a material respect, breach of covenant, cross-default under other indebtedness of us or certain significant subsidiaries, certain judgments and orders, and certain events of bankruptcy.

The 2023 Notes were offered in reliance on Section 4(a)(2) of the Securities Act. The 2023 Notes have not been registered under the Securities Act or any state securities laws and, unless so registered, may not be offered or sold in the United States except pursuant to an exemption from, or in a transaction not subject to, the registration requirements of the Securities Act as applicable.

In connection with the offering of the 2023 Notes, on December 21, 2017 we entered into an interest rate swap to continue to align the interest rates of our liabilities with our investment portfolio, which consists predominately of floating rate loans. The notional amount of the interest rate swap is $150 million. We will receive fixed rate interest semi-annually at 4.75% and pay variable rate interest monthly based on the 1-month LIBOR plus 2.545%. The interest rate swap matures on December 21, 2021. For the three and six months ended June 30, 2018, we made periodic payments of $1.6 million and $3.1 million, respectively. Pursuant to ASC 815 Derivatives and Hedging, the interest expense related to the 2023 Notes is offset by proceeds received from the interest rate swap. The swap adjusted interest expense is included as a component of interest expense in our Consolidated Statements of Operations. As of June 30, 2018, the interest rate swap had a fair value of $(2.9) million, which represents a change in fair value of $1.1 million and

$(1.8) million for the three and six months ended, respectively . The change in fair value of the interest rate swap is equally offset by the change in fair value of the 2023 Notes.

Off-Balance Sheet Arrangements

Portfolio Company Commitments

From time to time, we may enter into commitments to fund investments. As of June 30, 2018 and December 31, 2017, we had the following outstanding commitments to fund investments in current portfolio companies:

Portfolio Company	Investment	June 30, 2018	December 31, 2017
($ in thousands)
Accela, Inc.	First lien senior secured revolving loan	$6,000	$4,245
Access CIG, LLC	Second lien senior secured delayed draw term loan	1,784	—
CM7 Restaurant Holdings, LLC	First lien senior secured delayed draw term loan	17,315	—
CM7 Restaurant Holdings, LLC	First lien senior secured delayed draw term loan	2,002	—
Carolina Beverage Group (fka Cold Spring Brewing Company)	First lien senior secured revolving loan	2,684	—
Discovery DJ Services, LLC (dba Discovery Midstream Partners)	First lien senior secured revolving loan	2,760	2,760
Discovery DJ Services, LLC (dba Discovery Midstream Partners)	First lien senior secured delayed draw term loan	30,083	30,359
Douglas Products and Packaging Company LLC	First lien senior secured revolving loan	6,275	—
Galls, LLC	First lien senior secured revolving loan	11,450	—
Galls, LLC	First lien senior secured delayed draw term loan	34,527	—
GC Agile Holdings Limited (dba Apex Fund Services)	First lien senior secured delayed draw term loan	36,037	—
GC Agile Holdings Limited (dba Apex Fund Services)	First lien senior secured multi draw term loan	30,031	7,782
GC Agile Holdings Limited (dba Apex Fund Services)	First lien senior secured revolving loan	10,386	1,946
Hillstone Environmental Partners, LLC	First lien senior secured revolving loan	4,458	—
Ideal Tridon Holdings, Inc.	First lien senior secured revolving loan	1,929	3,857
LineStar Integrity Services LLC	First lien senior secured delayed draw term loan	25,833	—
Lytx, Inc.	First lien senior secured revolving loan	2,033	2,013
Manna Development Group, LLC	First lien senior secured revolving loan	3,469	—
Mavis Tire Express Services Corp.	Second lien senior secured delayed draw term loan	24,152	—
Motus, LLC and Runzheimer International LLC	First lien senior secured revolving loan	5,097	—
NMI Acquisitionco, Inc. (dba Network Merchants)	First lien senior secured revolving loan	220	646
PetVet Care Centers, LLC	First lien senior secured delayed draw term loan	—	4,981
Professional Plumbing Group, Inc.	First lien senior secured revolving loan	6,200	—
QC Supply, LLC	First lien senior secured delayed draw term loan	7,867	14,078
QC Supply, LLC	First lien senior secured revolving loan	497	2,981
SABA Software, Inc.	First lien senior secured revolving loan	—	4,950
Swipe Acquisition Corporation (dba PLI)	First lien senior secured delayed draw term loan	12,931	—

Portfolio Company	Investment	June 30, 2018	December 31, 2017
TC Holdings, LLC (dba TrialCard)	First lien senior secured delayed draw term loan	24,248	24,248
TC Holdings, LLC (dba TrialCard)	First lien senior secured revolving loan	5,033	5,034
Trader Interactive, LLC (fka Dominion Web Solutions, LLC)	First lien senior secured revolving loan	6,387	5,769
Troon Golf, L.L.C.	First lien senior secured revolving loan	14,426	14,426
TSB Purchaser, Inc. (dba Teaching Strategies, Inc.)	First lien senior secured revolving loan	4,239	—
Zenith Energy U.S. Logistics Holdings, LLC	First lien senior secured delayed draw term loan	17,567	—
Total Unfunded Portfolio Company Commitments		$357,920	$130,075

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

Other Commitments and Contingencies

As of June 30, 2018, we had $5.5 billion in total Capital Commitments from investors ($3.5 billion undrawn), of which $112.4 million is from executives of our Adviser ($63.5 million undrawn). These undrawn Capital Commitments will no longer remain in effect following the completion of an initial public offering of our common stock.

As of December 31, 2017, we had $5.1 billion in total Capital Commitments from investors ($3.7 billion undrawn), of which $112.4 million is from executives of the Adviser ($63.5 million undrawn). These undrawn Capital Commitments will no longer remain in effect following the completion of an initial public offering of our common stock.

From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of its business. At June 30, 2018, management was not aware of any pending or threatened litigation.

2023 Notes

As of December 31, 2017, $11.5 million of the 2023 Notes remained outstanding, which were subsequently issued in January 2018.

Contractual Obligations

A summary of our contractual payment obligations under our credit facilities as of June 30, 2018, is as follows:

	Payments Due by Period
($ in millions)	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
Subscription Credit Facility	$732.0	$—	$732.0	$—	$—
Revolving Credit Facility	—	—	—	—	—
SPV Asset Facility I	400.0	—	—	400.0	—
SPV Asset Facility II	220.0	—	—	—	220.0
2023 Notes	150.0	—	—	150.0	—
Total Contractual Obligations	$1,502.0	$—	$732.0	$550.0	$220.0

Related-Party Transactions

We have entered into a number of business relationships with affiliated or related parties, including the following:

•	the Investment Advisory Agreement;
•	the Administration Agreement; and
•	the License Agreement.

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

As of June 30, 2018, 100.0% of our debt investments based on fair value in our portfolio were at floating rates.

Based on our Consolidated Statements of Assets and Liabilities as of June 30, 2018, the following table shows the annualized impact on net income of hypothetical base rate changes in interest rates on our debt investments (considering interest rate floors for floating rate instruments) assuming each floating rate investment is subject to 3-month LIBOR and there are no changes in our investment and borrowing structure:

($ in millions)	Interest Income	Interest Expense	Net Income
Up 300 basis points	$102.9	$45.1	$57.8
Up 200 basis points	$68.6	$30.0	$38.6
Up 100 basis points	$34.3	$15.0	$19.3
Down 25 basis points	$(8.6)	$(3.8)	$(4.8)

We may in the future hedge against interest rate fluctuations by using hedging instruments such as additional interest rate swaps, futures, options, and forward contracts. While hedging activities may mitigate our exposure to adverse fluctuations in interest rates, certain hedging transactions that we may enter into in the future, such as interest rate swap agreements, may also limit our ability to participate in the benefits of lower interest rates with respect to our portfolio investments.

Currency Risk

From time to time, we may make investments that are denominated in a foreign currency. These investments are translated into U.S. dollars at each balance sheet date, exposing us to movements in foreign exchange rates. We may employ hedging techniques to minimize these risks, but we cannot assure you that such strategies will be effective or without risk to us. We may seek to utilize instruments such as, but not limited to, forward contracts to seek to hedge against fluctuations in the relative values of our portfolio positions from changes in currency exchange rates. We also have the ability to borrow in certain foreign currencies under our credit facilities. Instead of entering into a foreign currency forward contract in connection with loans or other investments we have made that are denominated in a foreign currency, we may borrow in that currency to establish a natural hedge against our loan or investment. To the extent the loan or investment is based on a floating rate other than a rate under which we can borrow under our credit facilities, we may seek to utilize interest rate derivatives to hedge our exposure to changes in the associated rate.

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

(b)	Changes in Internal Controls Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

There have been no material changes from the risk factors previously disclosed in our Form 10-K, filed with the SEC on March 2, 2018, and our Form 10-Q, filed with the SEC on May 8, 2018.

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

10.2

Credit Agreement by and among ORCC Financing II, as Borrower, Various Lenders, Natixis, New York Branch, as Administrative Agent, State Street Bank and Trust Company, as Collateral Agent, and Cortland Capital Market Services LLC as Document Custodian, dated as of May 22, 2018 (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K, filed on May 23, 2018).

10.3

Sale and Contribution Agreement between Owl Rock Capital Corporation, as Seller, and ORCC Financing II LLC, as Purchaser, dated as of May 22, 2018  (incorporated by reference to Exhibit 10.2 to the Company’s current report on Form 8-K, filed on May 23, 2018).

10.4*	Third Amendment to Senior Secured Revolving Credit Agreement between the Company and SunTrust and Bank of America, N.A., dated June 21, 2018.

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

________________

*Filed herein

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Owl Rock Capital Corporation

Date: August 7, 2018	By:	/s/ Craig W. Packer
Craig W. Packer
Chief Executive Officer

Date: August 7, 2018	By:	/s/ Alan Kirshenbaum
Alan Kirshenbaum
Chief Operating Officer and Chief Financial Officer