Form 10-Q
period 2018-09-30
Owl Rock Capital Corp
filed 2018-11-07
CIK 1655888

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number 814-01190

OWL ROCK CAPITAL CORPORATION

(Exact name of Registrant as specified in its Charter)

Maryland	47-5402460
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

399 Park Avenue, 38th Floor New York, New York	10022
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (212) 419-3000

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES ☒  NO ☐

Indicate by check mark whether the Registrant has submitted every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files).    YES ☐  NO ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definition of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Small reporting company	☐

Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   YES ☐  NO ☒

As of November 6, 2018 the registrant had 191,434,974 shares of common stock, $0.01 par value per share, outstanding.

i

ii

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements that involve substantial risks and uncertainties. Such statements involve known and unknown risks, uncertainties and other factors and undue reliance should not be placed thereon. These forward-looking statements are not historical facts, but rather are based on current expectations, estimates and projections about Owl Rock Capital Corporation (the “Company,” “we” or “our”), our current and prospective portfolio investments, our industry, our beliefs and opinions, and our assumptions. Words such as “anticipates,” “expects,” “intends,” “plans,” “will,” “may,” “continue,” “believes,” “seeks,” “estimates,” “would,” “could,” “should,” “targets,” “projects,” “outlook,” “potential,” “predicts” and variations of these words and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control and difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements, including without limitation:

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

PART I. CONSOLIDATED FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

Owl Rock Capital Corporation

Consolidated Statements of Assets and Liabilities

(Amounts in thousands, except share and per share amounts)

	September 30, 2018 (Unaudited)	December 31, 2017
Assets
Investments at fair value
Non-controlled, non-affiliated investments (amortized cost of $4,568,731 and $2,307,886, respectively)	$4,590,591	$2,324,157
Controlled, affiliated investments (amortized cost of $102,763 and $65,028, respectively)	102,321	65,599
Total investments at fair value (amortized cost of $4,671,494 and $2,372,914, respectively)	4,692,912	2,389,756
Cash (restricted cash of $4,031 and $2,638, respectively)	151,874	20,071
Receivable for investments sold	—	19,900
Interest receivable	23,453	8,984
Receivable from a controlled affiliate	6,271	3,503
Prepaid expenses and other assets	1,388	1,333
Total Assets	$4,875,898	$2,443,547
Liabilities
Debt (net of unamortized debt issuance costs of $15,543 and $12,568, respectively)	$1,974,629	$919,432
Management fee payable	13,323	11,152
Distribution payable	70,851	33,545
Payables to affiliates	2,303	2,330
Payable for investments purchased	24,875	—
Subscriptions received in advance	1,937	—
Accrued expenses and other liabilities	15,131	4,509
Total Liabilities	2,103,049	970,968
Commitments and contingencies (Note 7)
Net Assets
Common shares $0.01 par value, 500,000,000 shares authorized; 181,631,052 and 97,959,595 shares issued and outstanding, respectively	1,816	980
Additional paid-in-capital	2,737,737	1,451,886
Accumulated undistributed net investment income	10,090	1,197
Net unrealized gain (loss)	21,165	16,842
Undistributed net realized gains (losses)	2,041	1,674
Total Net Assets	2,772,849	1,472,579
Total Liabilities and Net Assets	$4,875,898	$2,443,547
Net Asset Value Per Share	$15.27	$15.03

The accompanying notes are an integral part of these consolidated financial statements.

Owl Rock Capital Corporation

Consolidated Statements of Operations

(Amounts in thousands, except share and per share amounts)

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
Investment Income
Investment income from non-controlled, non-affiliated investments:
Interest income	$104,868	$44,272	$246,064	$99,216
Other income	2,164	1,104	6,770	2,311
Total investment income from non-controlled, non-affiliated investments	107,032	45,376	252,834	101,527
Investment income from controlled, affiliated investments:
Dividend income	2,226	—	5,149	—
Other income	1,227	1,978	4,046	1,978
Total investment income from controlled, affiliated investments	3,453	1,978	9,195	1,978
Total Investment Income	110,485	47,354	262,029	103,505
Expenses
Interest expense	21,386	7,293	50,545	15,551
Management fee	13,323	8,637	38,100	19,910
Professional fees	2,524	1,522	5,567	3,962
Directors' fees	138	96	404	286
Other general and administrative	1,274	1,403	3,973	3,319
Total Expenses	38,645	18,951	98,589	43,028
Net Investment Income (Loss) Before Taxes	71,840	28,403	163,440	60,477
Excise tax expense	232	28	815	43
Net Investment Income (Loss) After Taxes	$71,608	$28,375	$162,625	$60,434
Net Realized and Unrealized Gain (Loss)
Net change in unrealized gain (loss):
Non-controlled, non-affiliated investments	$(3,476)	$(1,040)	$5,470	$5,219
Controlled affiliated investments	168	(549)	(1,013)	(598)
Translation of assets and liabilities in foreign currencies	(134)	—	(134)	—
Total Net Change in Unrealized Gain (Loss)	(3,442)	(1,589)	4,323	4,621
Net realized gain (loss):
Non-controlled, non-affiliated investments	4,027	496	234	496
Foreign currency transactions	133	—	133	—
Total Net Realized Gain (Loss)	4,160	496	367	496
Total Net Realized and Unrealized Gain (Loss)	718	(1,093)	4,690	5,117
Net Increase (Decrease) in Net Assets Resulting from Operations	$72,326	$27,282	$167,315	$65,551
Earnings Per Share - Basic and Diluted	$0.44	$0.37	$1.29	$1.12
Weighted Average Shares Outstanding - Basic and Diluted	163,401,485	73,138,745	129,234,396	58,741,817

The accompanying notes are an integral part of these consolidated financial statements.

Owl Rock Capital Corporation

Consolidated Schedules of Investments

As of September 30, 2018

(Amounts in thousands, except share amounts)

(Unaudited)

Company(1)(17)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(3)(23)	Fair Value	Percentage of Net Assets
Non-controlled/non-affiliated portfolio company investments(2)
Debt Investments
Advertising and media
PAK Acquisition Corporation (dba Valpak)(4)(6)	First lien senior secured loan	L + 8.00%	6/30/2022	$73,775	$72,693	$74,512	2.7%
Swipe Acquisition Corporation (dba PLI)(4)(5)(21)	First lien senior secured loan	L + 7.50%	6/29/2024	111,369	109,214	109,141	3.9%
Swipe Acquisition Corporation (dba PLI)(4)(13)(14)(15)(21)	First lien senior secured delayed draw term loan	L + 7.50%	9/30/2019	-	(186)	(65)	-%
				185,144	181,721	183,588	6.6%
Automotive
Mavis Tire Express Services Corp.(4)(5)(21)	Second lien senior secured loan	L + 7.50%	3/20/2026	155,000	151,715	151,900	5.5%
Mavis Tire Express Services Corp.(4)(5)(13)(15)(21)	Second lien senior secured delayed draw term loan	L + 7.50%	3/20/2020	752	483	526	-%
				155,752	152,198	152,426	5.5%
Buildings and real estate
Associations, Inc.(4)(8)(21)	First lien senior secured loan	P + 6.00% (incl. 3.00% PIK)	7/30/2024	231,930	229,112	229,031	8.3%
Associations, Inc.(4)(8)(13)(15)(21)	First lien senior secured delayed draw term loan	P + 6.00% (incl. 3.00% PIK)	7/30/2021	20,575	19,873	19,851	0.7%
Associations, Inc.(4)(13)(14)(21)	First lien senior secured revolving loan	L + 6.00%	7/30/2024	-	(140)	(144)	-%
				252,505	248,845	248,738	9.0%
Business services
Access CIG, LLC(4)(5)(21)	Second lien senior secured loan	L + 7.75%	2/27/2026	35,972	35,657	35,792	1.3%
Access CIG, LLC(4)(13)(15)(21)	Second lien senior secured delayed draw term loan	L + 7.75%	8/27/2019	-	-	-	-%
CIBT Global, Inc.(4)(6)(21)	Second lien senior secured loan	L + 7.75%	6/1/2025	49,000	47,936	48,510	1.7%
Transperfect Global, Inc.(4)(5)(21)	First lien senior secured loan	L + 6.75%	5/7/2024	231,835	227,439	228,357	8.2%
Vistage International, Inc.(4)(5)(21)	Second lien senior secured loan	L + 8.00%	2/8/2026	43,500	43,153	43,283	1.6%
Vestcom Parent Holdings, Inc.(4)(5)	Second lien senior secured loan	L + 8.25%	12/19/2024	78,988	78,039	78,829	2.8%
				439,295	432,224	434,771	15.6%
Chemicals
Douglas Products and Packaging Company LLC(4)(6)(21)	First lien senior secured loan	L + 5.75%	3/29/2022	57,438	57,054	57,150	2.1%
Douglas Products and Packaging Company LLC(4)(13)(14)(21)	First lien senior secured revolving loan	L + 5.75%	3/29/2022	-	(41)	(31)	-%
				57,438	57,013	57,119	2.1%

Owl Rock Capital Corporation

Consolidated Schedules of Investments

As of September 30, 2018

(Amounts in thousands, except share amounts)

(Unaudited)

Company(1)(17)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(3)(23)	Fair Value	Percentage of Net Assets
Consumer products
Feradyne Outdoors, LLC(4)(6)(21)	First lien senior secured loan	L + 6.25%	5/25/2023	114,056	112,930	111,775	4.0%
Containers and packaging
Pregis Holding I Corporation(4)(6)(21)	Second lien senior secured loan	L + 7.25%	5/20/2022	43,000	42,223	42,183	1.5%
Ring Container Technologies Group, LLC(4)(5)(21)	Second lien senior secured loan	L + 7.50%	10/31/2025	55,000	53,990	55,000	2.0%
				98,000	96,213	97,183	3.5%
Distribution
ABB/Con-cise Optical Group LLC(4)(5)	First lien senior secured loan	L + 5.00%	6/15/2023	59,244	59,370	58,948	2.1%
ABB/Con-cise Optical Group LLC(4)(5)	Second lien senior secured loan	L + 9.00%	6/17/2024	25,000	24,404	24,625	0.9%
Aramsco, Inc.(4)(5)(21)	First lien senior secured loan	L + 5.25%	8/28/2024	55,857	54,478	54,461	2.0%
Aramsco, Inc.(4)(8)(13)(21)	First lien senior secured revolving loan	P + 4.25%	8/28/2024	2,653	2,447	2,444	0.1%
Dade Paper & Bag, LLC (dba Imperial-Dade)(4)(5)(21)	First lien senior secured loan	L + 7.44%	6/9/2024	37,300	36,715	37,279	1.3%
JM Swank, LLC(4)(5)	First lien senior secured loan	L + 7.50%	7/25/2022	117,672	115,868	116,495	4.2%
QC Supply, LLC(4)(5)	First lien senior secured loan	L + 6.00%	12/29/2022	26,036	25,547	25,647	0.9%
QC Supply, LLC(4)(5)(13)(15)	First lien senior secured delayed draw term loan	L + 6.00%	12/29/2018	8,646	8,407	8,496	0.3%
QC Supply, LLC(4)(5)(13)	First lien senior secured revolving loan	L + 6.00%	12/29/2021	4,472	4,391	4,397	0.2%
				336,880	331,627	332,792	12.0%
Education
Learning Care Group (US) No. 2 Inc.(4)(5)(21)	Second lien senior secured loan	L + 7.50%	3/13/2026	25,000	24,524	24,501	0.9%
Severin Acquisition, LLC (dba PowerSchool)(4)(5)(21)	Second lien senior secured loan	L + 6.75%	8/1/2026	92,500	91,587	91,575	3.3%
TSB Purchaser, Inc. (dba Teaching Strategies, Inc.)(4)(6)(21)	First lien senior secured loan	L + 6.00%	5/14/2024	63,002	61,513	61,742	2.2%
TSB Purchaser, Inc. (dba Teaching Strategies, Inc.)(4)(13)(14)(21)	First lien senior secured revolving loan	L + 6.00%	5/14/2024	-	(99)	(85)	-%
				180,502	177,525	177,733	6.4%
Energy equipment and services
Hillstone Environmental Partners, LLC(4)(6)(21)	First lien senior secured loan	L + 7.75%	4/25/2023	49,041	48,362	49,041	1.8%
Hillstone Environmental Partners, LLC(4)(13)(14)(21)	First lien senior secured revolving loan	L + 7.75%	4/25/2023	-	(61)	-	-%
Liberty Oilfield Services LLC(4)(5)(16)(21)	First lien senior secured loan	L + 7.63%	9/19/2022	14,315	14,100	14,458	0.5%
				63,356	62,401	63,499	2.3%
Financial services
Blackhawk Network Holdings, Inc.(4)(6)(21)	Second lien senior secured loan	L + 7.00%	6/15/2026	68,750	68,033	68,063	2.5%

Owl Rock Capital Corporation

Consolidated Schedules of Investments

As of September 30, 2018

(Amounts in thousands, except share amounts)

(Unaudited)

Company(1)(17)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(3)(23)	Fair Value	Percentage of Net Assets
NMI Acquisitionco, Inc. (dba Network Merchants)(4)(5)(21)	First lien senior secured loan	L + 6.75%	9/6/2022	28,553	27,966	27,697	1.0%
NMI Acquisitionco, Inc. (dba Network Merchants)(4)(5)(13)(21)	First lien senior secured revolving loan	L + 6.75%	9/6/2022	427	413	407	-%
				97,730	96,412	96,167	3.5%
Food and beverage
Carolina Beverage Group (fka Cold Spring Brewing Company)(4)(5)(21)	First lien senior secured loan	L + 5.25%	5/15/2024	38,474	37,753	37,897	1.4%
Carolina Beverage Group (fka Cold Spring Brewing Company)(4)(13)(14)(21)	First lien senior secured revolving loan	L + 5.25%	5/15/2024	-	(50)	(40)	-%
CM7 Restaurant Holdings, LLC(4)(5)(21)	First lien senior secured loan	L + 8.75%	5/22/2023	36,490	35,857	35,578	1.3%
CM7 Restaurant Holdings, LLC(4)(5)(13)(15)(21)	First lien senior secured delayed draw term loan	L + 8.75%	5/21/2019	859	842	826	-%
CM7 Restaurant Holdings, LLC(4)(13)(15)(21)	First lien senior secured delayed draw term loan	L + 8.75%	5/21/2019	-	-	(98)	-%
Give and Go Prepared Foods Corp.(4)(6)(16)	Second lien senior secured loan	L + 8.50%	1/29/2024	42,000	41,635	39,060	1.4%
Hometown Food Company(4)(5)(21)	First lien senior secured loan	L + 5.25%	8/31/2023	31,200	30,591	30,576	1.1%
Hometown Food Company(4)(5)(13)(21)	First lien senior secured revolving loan	L + 5.25%	8/31/2023	1,652	1,568	1,567	0.1%
KSLB Holdings, LLC (dba Sara Lee Frozen Bakery)(4)(5)(21)	First lien senior secured loan	L + 4.50%	7/30/2025	36,000	35,241	35,190	1.3%
KSLB Holdings, LLC (dba Sara Lee Frozen Bakery)(4)(5)(13)(21)	First lien senior secured revolving loan	L + 4.50%	7/30/2023	3,000	2,804	2,798	0.1%
Manna Development Group, LLC(4)(5)(21)	First lien senior secured loan	L + 6.00%	10/24/2022	57,520	56,731	56,657	2.0%
Manna Development Group, LLC(4)(5)(13)(21)	First lien senior secured revolving loan	L + 6.00%	10/24/2022	867	711	802	-%
Recipe Acquisition Corp. (dba Roland Corporation)(4)(6)	Second lien senior secured loan	L + 8.00%	12/1/2022	32,000	31,549	32,000	1.2%
Tall Tree Foods, Inc.(4)(5)	First lien senior secured loan	L + 7.25%	8/12/2022	52,300	51,753	51,254	1.8%
Ultimate Baked Goods Midco, LLC(4)(5)(21)	First lien senior secured loan	L + 4.00%	8/11/2025	27,000	26,404	26,394	1.0%
Ultimate Baked Goods Midco, LLC(4)(8)(13)(21)	First lien senior secured revolving loan	P + 3.00%	8/9/2023	254	143	140	-%
				359,616	353,532	350,601	12.7%
Healthcare providers and services
Geodigm Corporation (dba National Dentex)(4)(5)(10)(21)	First lien senior secured loan	L + 6.54%	12/1/2021	78,035	77,445	78,035	2.8%
GI Chill Acquisition (dba California Cryobank)(4)(6)(21)	First lien senior secured loan	L + 4.00%	8/6/2025	32,000	31,843	31,840	1.1%
GI Chill Acquisition (dba California Cryobank)(4)(6)(21)	Second lien senior secured loan	L + 7.50%	8/6/2026	135,400	134,063	134,046	4.8%

Owl Rock Capital Corporation

Consolidated Schedules of Investments

As of September 30, 2018

(Amounts in thousands, except share amounts)

(Unaudited)

Company(1)(17)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(3)(23)	Fair Value	Percentage of Net Assets
TC Holdings, LLC (dba TrialCard)(4)(5)(21)	First lien senior secured loan	L + 4.50%	11/14/2023	61,753	60,561	60,827	2.2%
TC Holdings, LLC (dba TrialCard)(4)(13)(14)(15)(21)	First lien senior secured delayed draw term loan	L + 4.50%	6/30/2019	-	(456)	-	-%
TC Holdings, LLC (dba TrialCard)(4)(5)(13)(21)	First lien senior secured revolving loan	L + 4.50%	11/14/2022	839	747	763	-%
				308,027	304,203	305,511	10.9%
Healthcare technology
Bracket Intermediate Holding Corp.(4)(6)(21)	First lien senior secured loan	L + 4.25%	9/5/2025	15,750	15,672	15,671	0.6%
Bracket Intermediate Holding Corp.(4)(6)(21)	Second lien senior secured loan	L + 8.13%	9/5/2026	26,250	25,728	25,725	0.9%
				42,000	41,400	41,396	1.5%
Household products
Hayward Industries, Inc.(4)(5)(21)	Second lien senior secured loan	L + 8.25%	8/4/2025	52,150	51,213	51,888	1.9%
Infrastructure and environmental services
FR Arsenal Holdings II Corp. (dba Applied-Cleveland Holdings, Inc.)(4)(6)	First lien senior secured loan	L + 7.25%	9/8/2022	147,711	145,213	147,341	5.3%
LineStar Integrity Services LLC(4)(6)(21)	First lien senior secured loan	L + 7.25%	2/12/2024	51,408	50,464	50,894	1.8%
LineStar Integrity Services LLC(4)(13)(14)(15)(21)	First lien senior secured delayed draw term loan	L + 7.25%	8/12/2019	-	(231)	-	-%
				199,119	195,446	198,235	7.1%
Insurance
CD&R TZ Purchaser, Inc. (dba Tranzact)(4)(6)	First lien senior secured loan	L + 6.00%	7/21/2023	34,281	32,736	33,938	1.2%
Internet software and services
Accela, Inc.(4)(6)	First lien senior secured loan	L + 6.00%	9/28/2023	48,630	47,580	47,901	1.7%
Accela, Inc.(4)(13)(14)	First lien senior secured revolving loan	L + 6.00%	9/28/2023	-	(125)	(90)	-%
Genesis Acquisition Co. (dba Procare Software)(4)(5)(21)	First lien senior secured loan	L + 4.00%	7/31/2024	18,155	17,801	17,793	0.6%
Genesis Acquisition Co. (dba Procare Software)(4)(13)(14)(15)(21)	First lien senior secured delayed draw term loan	L + 4.00%	7/31/2020	-	(46)	(47)	-%
Genesis Acquisition Co. (dba Procare Software)(4)(13)(14)(21)	First lien senior secured revolving loan	L + 4.00%	7/31/2024	-	(51)	(53)	-%
Infoblox Inc.(4)(5)	Second lien senior secured loan	L + 8.75%	11/7/2024	30,000	29,511	30,000	1.1%
IQN Holding Corp. (dba Beeline)(4)(6)(21)	First lien senior secured loan	L + 5.50%	8/20/2024	194,328	191,458	191,413	6.9%
IQN Holding Corp. (dba Beeline)(4)(6)(13)(21)	First lien senior secured revolving loan	L + 5.50%	8/20/2023	7,139	6,807	6,799	0.2%
Trader Interactive, LLC (fka Dominion Web Solutions, LLC)(4)(5)(21)	First lien senior secured loan	L + 6.50%	6/17/2024	135,650	133,999	135,175	4.9%

Owl Rock Capital Corporation

Consolidated Schedules of Investments

As of September 30, 2018

(Amounts in thousands, except share amounts)

(Unaudited)

Company(1)(17)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(3)(23)	Fair Value	Percentage of Net Assets
Trader Interactive, LLC (fka Dominion Web Solutions, LLC)(4)(13)(14)(21)	First lien senior secured revolving loan	L + 6.50%	6/15/2023	-	(77)	(22)	-%
				433,902	426,857	428,869	15.4%
Leisure and entertainment
Capital Sports Holdings Inc. (dba Ottawa Senators)(4)(9)(16)	First lien senior secured loan	C + 5.25%	6/22/2024	15,473	15,051	15,163	0.5%
Troon Golf, L.L.C.(4)(6)(10)(12)(21)	First lien senior secured term loan A and B	L + 6.38% (TLA: L + 3.5%; TLB: L + 7.1%)	9/29/2023	169,823	167,604	169,823	6.1%
Troon Golf, L.L.C.(4)(13)(14)(21)	First lien senior secured revolving loan	L + 6.38%	9/29/2023	-	(180)	-	-%
UFC Holdings, LLC(4)(5)(19)	Second lien senior secured loan	L + 7.50%	8/18/2024	35,000	34,730	35,329	1.3%
				220,296	217,205	220,315	7.9%
Manufacturing
Ideal Tridon Holdings, Inc.(4)(6)(21)	First lien senior secured loan	L + 6.50%	7/31/2023	46,695	45,936	46,462	1.7%
Ideal Tridon Holdings, Inc.(4)(5)(13)(21)	First lien senior secured revolving loan	L + 6.50%	7/31/2022	3,182	3,108	3,158	0.1%
Professional Plumbing Group, Inc.(4)(6)(21)	First lien senior secured loan	L + 6.75%	4/16/2024	52,877	52,131	52,348	1.9%
Professional Plumbing Group, Inc.(4)(6)(13)(21)	First lien senior secured revolving loan	L + 6.75%	4/16/2024	2,657	2,537	2,569	0.1%
				105,411	103,712	104,537	3.8%
Oil and gas
Black Mountain Sand Eagle Ford LLC(4)(6)(13)(15)(21)	First lien senior secured delayed draw term loan	L + 8.25%	6/30/2019	36,000	34,960	35,471	1.3%
Brigham Minerals, LLC(4)(5)(21)	First lien senior secured loan	L + 5.50%	7/27/2024	115,000	113,878	113,850	4.1%
Brigham Minerals, LLC(4)(5)(13)(15)(21)	First lien senior secured delayed draw term loan	L + 5.50%	10/27/2018	23,000	22,331	22,310	0.8%
Brigham Minerals, LLC(4)(13)(14)(21)	First lien senior secured revolving loan	L + 5.50%	7/27/2024	-	(89)	(92)	-%
Zenith Energy U.S. Logistics Holdings, LLC(4)(5)(21)	First lien senior secured loan	L + 5.50%	12/21/2024	107,464	105,451	105,906	3.8%
Zenith Energy U.S. Logistics Holdings, LLC(4)(13)(15)(21)	First lien senior secured delayed draw term loan	L + 5.50%	12/21/2018	-	-	-	-%
				281,464	276,531	277,445	10.0%
Professional services
AmSpec Holdings Corp(4)(6)(21)	First lien senior secured loan	L + 5.75%	7/2/2024	103,038	101,297	101,235	3.7%
AmSpec Holdings Corp(4)(13)(14)(21)	First lien senior secured revolving loan	L + 4.75%	7/2/2024	-	(243)	(253)	-%
Cardinal US Holdings, Inc.(4)(6)(16)(21)	First lien senior secured loan	L + 5.00%	7/31/2023	88,855	84,845	88,411	3.2%

Owl Rock Capital Corporation

Consolidated Schedules of Investments

As of September 30, 2018

(Amounts in thousands, except share amounts)

(Unaudited)

Company(1)(17)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(3)(23)	Fair Value	Percentage of Net Assets
DMT Solutions Global Corporation(4)(7)(21)	First lien senior secured loan	L + 7.00%	7/2/2024	55,300	53,156	53,088	1.9%
GC Agile Holdings Limited (dba Apex Fund Services)(4)(6)(16)(21)	First lien senior secured loan	L + 6.50%	6/15/2025	74,464	73,020	72,973	2.6%
GC Agile Holdings Limited (dba Apex Fund Services)(4)(13)(14)(15)(16)(21)	First lien senior secured delayed draw term loan	L + 6.50%	12/15/2018	-	(690)	(721)	-%
GC Agile Holdings Limited (dba Apex Fund Services)(4)(13)(14)(15)(16)(21)	First lien senior secured multi-draw term loan	L + 6.50%	6/15/2020	-	(511)	(601)	-%
GC Agile Holdings Limited (dba Apex Fund Services)(4)(13)(14)(16)(21)	First lien senior secured revolving loan	L + 6.50%	6/15/2023	-	(313)	(208)	-%
				321,657	310,561	313,924	11.4%
Specialty retail
EW Holdco, LLC (dba European Wax)(4)(6)(21)	First lien senior secured loan	L + 4.50%	9/25/2024	57,500	56,926	56,925	2.1%
Galls, LLC(4)(5)(21)	First lien senior secured loan	L + 6.25%	1/31/2025	92,156	91,089	91,235	3.3%
Galls, LLC(4)(5)(13)(21)	First lien senior secured revolving loan	L + 6.25%	1/31/2024	9,938	9,637	9,728	0.4%
Galls, LLC(4)(5)(13)(15)(21)	First lien senior secured delayed draw term loan	L + 6.25%	1/31/2020	5,133	4,880	5,082	0.2%
				164,727	162,532	162,970	6.0%
Telecommunications
DB Datacenter Holdings Inc.(4)(5)(21)	Second lien senior secured loan	L + 7.50%	4/3/2025	35,000	34,524	34,650	1.2%
Transportation
Lytx, Inc.(4)(5)(21)	First lien senior secured loan	L + 6.75%	8/31/2023	44,245	43,094	44,245	1.6%
Lytx, Inc.(4)(13)(14)(21)	First lien senior secured revolving loan	L + 6.75%	8/31/2022	-	(48)	-	-%
Motus, LLC and Runzheimer International LLC(4)(5)(21)	First lien senior secured loan	L + 6.75%	1/17/2024	67,431	65,902	66,082	2.4%
Motus, LLC and Runzheimer International LLC(4)(13)(14)(21)	First lien senior secured revolving loan	L + 6.75%	1/17/2023	-	(118)	(110)	-%
				111,676	108,830	110,217	4.0%
Total non-controlled/non-affiliated portfolio company debt investments				4,649,984	4,568,391	4,590,287	165.5%
Equity Investments
Food and beverage
CM7 Restaurant Holdings, LLC(21)(22)	LLC Interest	N/A	N/A	340	340	304	-%
Oil and gas
Discovery DJ Services, LLC (dba Discovery Midstream Partners) (21)(22)	LLC Interest	N/A	N/A	28	-	-	-
Total non-controlled/non-affiliated portfolio company equity investments				368	340	304	-%
Total non-controlled/non-affiliated portfolio company investments				4,650,352	4,568,731	4,590,591	165.5%

Owl Rock Capital Corporation

Consolidated Schedules of Investments

As of September 30, 2018

(Amounts in thousands, except share amounts)

(Unaudited)

Company(1)(17)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(3)(23)	Fair Value	Percentage of Net Assets
Controlled/affiliated portfolio company investments
Equity Investments
Investment funds and vehicles
Sebago Lake LLC(11)(16)(18)(20)(22)		N/A	N/A	102,763	102,763	102,321	3.7%
Total controlled/affiliated portfolio company investments				102,763	102,763	102,321	3.7%
Total Investments				$4,753,115	$4,671,494	$4,692,912	169.2%

	Interest Rate Swaps as of September 30, 2018
	Company Receives	Company Pays	Maturity Date	Notional Amount	Hedged Instrument	Footnote Reference
Interest rate swap	4.75%	L + 2.545%	12/21/2021	$150,000	2023 Notes	Note 6
Total				$150,000

________________

(1)	Certain portfolio company investments are subject to contractual restrictions on sales.
(2)	Unless otherwise indicated, all investments are considered Level 3 investments.
(3)	The amortized cost represents the original cost adjusted for the amortization of discounts and premiums, as applicable, on debt investments using the effective interest method.
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

(5)	The interest rate on these loans is subject to 1 month LIBOR, which as of September 30, 2018 was 2.26%.
(6)	The interest rate on these loans is subject to 3 month LIBOR, which as of September 30, 2018 was 2.40%.
(7)	The interest rate on these loans is subject to 6 month LIBOR, which as of September 30, 2018 was 2.60%.
(8)	The interest rate on these loans is subject to Prime, which as of September 30, 2018 was 5.25%.
(9)	The interest rate on this loan is subject to 3 month Canadian Dollar Offered Rate (“CDOR” or “C”), which as of September 30, 2018 was 1.94%.
(10)

The Company may be entitled to receive additional interest as a result of an arrangement with other lenders in the syndication. In exchange for the higher interest rate, the “last-out” portion is at a greater risk of loss.

(11)	Investment measured at NAV.
(12)

The first lien term loan is comprised of two components: Term Loan A and Term Loan B. The Company's Term Loan A and Term Loan B principal amounts are $32.8 million and $137.0 million, respectively. Both Term Loan A and Term Loan B have the same maturity date. Interest disclosed reflects the blended rate of the first lien term loan. The Term Loan A represents a ‘first out’ tranche and the Term Loan B represents a ‘last out’ tranche. The ‘first out’ tranche has priority as to the ‘last out’ tranche with respect to payments of principal, interest and any amounts due thereunder.

(13)	Position or portion thereof is an unfunded loan commitment. See Note 7 “Commitments and Contingencies”.
(14)

The negative cost is the result of the capitalized discount being greater than the principal amount outstanding on the loan. The negative fair value is the result of the capitalized discount on the loan.

(15)	The date disclosed represents the commitment period of the unfunded term loan. Upon expiration of the commitment period, the funded portion of the term loan may be subject to a longer maturity date.
(16)

This portfolio company is not a qualifying asset under Section 55(a) of the 1940 Act. Under the 1940 Act, the Company may not acquire any non-qualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of total assets. As of September 30, 2018, non-qualifying assets represented 7.1% of total assets as calculated in accordance with the regulatory requirements.

(17)

Unless otherwise indicated, the Company’s portfolio companies are pledged as collateral supporting the amounts outstanding under the Revolving Credit Facility and SPV Asset Facilities. See Note 6 “Debt”.

Owl Rock Capital Corporation

Consolidated Schedules of Investments

As of September 30, 2018

(Amounts in thousands, except share amounts)

(Unaudited)

(18)

As defined in the 1940 Act, the Company is deemed to be both an "Affiliated Person" and has "Control" of this portfolio company as the Company owns more than 25% of the portfolio company's outstanding voting securities or has the power to exercise control over management or policies of such portfolio company (including through a management agreement). Other than for purposes of the 1940 Act, the Company does not believe that it has control over this portfolio company. The Company’s investment in affiliates for the nine months ended September 30, 2018, were as follows:

($ in thousands)	Fair value as of December 31, 2017	Gross Additions	Gross Reductions	Change in Unrealized Gains (Losses)	Fair value as of September 30, 2018	Dividend Income	Other Income
Controlled Affiliates
Sebago Lake LLC	$65,599	$37,735	$—	$(1,013)	$102,321	$5,149	$4,046
Total Controlled Affiliates	$65,599	$37,735	$—	$(1,013)	$102,321	$5,149	$4,046

(19)	Level 2 investment.
(20)	Investment is not pledged as collateral for the credit facilities.
(21)

Represents co-investment made with the Company’s affiliates in accordance with the terms of the exemptive relief that the Company received from the U.S. Securities and Exchange Commission. See Note 3 “Agreements and Related Party Transactions.”

(22)

Security acquired in transaction exempt from registration under the Securities Act of 1933, and may be deemed to be “restricted securities” under the Securities Act. As of September 30, 2018, the aggregate fair value of these securities is $102.6 million, or 3.7% of the Company’s net assets.

(23)	The tax cost of the Company’s investments approximates their amortized cost.

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

Owl Rock Capital Corporation

Consolidated Statements of Changes in Net Assets

(Amounts in thousands)

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
Increase (Decrease) in Net Assets Resulting from Operations
Net investment income (loss)	$71,608	$28,375	$162,625	$60,434
Net unrealized gain (loss)	(3,442)	(1,589)	4,323	4,621
Net realized gain (loss)	4,160	496	367	496
Net Increase (Decrease) in Net Assets Resulting from Operations	72,326	27,282	167,315	65,551
Distributions
Distributions declared from net investment income	(70,843)	(18,500)	(153,732)	(40,000)
Net Decrease in Net Assets Resulting from Shareholders' Distributions	(70,843)	(18,500)	(153,732)	(40,000)
Capital Share Transactions
Issuance of common shares	649,978	199,944	1,224,920	574,944
Reinvestment of distributions	23,416	11,768	61,767	23,380
Net Increase in Net Assets Resulting from Capital Share Transactions	673,394	211,712	1,286,687	598,324
Total Increase in Net Assets	674,877	220,494	1,300,270	623,875
Net Assets, at beginning of period	2,097,972	1,083,906	1,472,579	680,525
Net Assets, at end of period	$2,772,849	$1,304,400	$2,772,849	$1,304,400
Undistributed Net Investment Income (Loss) Included in Net Assets at the End of the Period	$765	$9,875	$10,090	$28,316

The accompanying notes are an integral part of these consolidated financial statements.

Owl Rock Capital Corporation

Consolidated Statements of Cash Flows

(Amounts in thousands)

(Unaudited)

	For the Nine Months Ended September 30,
	2018	2017
Cash Flows from Operating Activities
Net Increase (Decrease) in Net Assets Resulting from Operations	$167,315	$65,551
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash used in operating activities:
Purchases of investments, net	(3,445,590)	(1,587,589)
Proceeds from investments, net	1,168,034	433,867
Net amortization of discount on investments	(18,399)	(4,904)
Payment-in-kind interest	(2,387)	(2,312)
Net change in unrealized (gain) loss on investments	(4,457)	(4,621)
Net change in unrealized (gains) losses on translation of assets and liabilities in foreign currencies	134	—
Net realized (gain) loss	(234)	(496)
Amortization of debt issuance costs	3,772	1,856
Amortization of offering costs	1,353	556
Changes in operating assets and liabilities:
(Increase) decrease in receivable for investments sold	19,900	—
(Increase) decrease in interest receivable	(14,469)	(3,506)
(Increase) decrease in receivable from a controlled affiliate	(2,768)	(1,978)
(Increase) decrease in prepaid expenses and other assets	(873)	(130)
Increase (decrease) in management fee payable	2,171	4,072
Increase (decrease) in payables to affiliate	(27)	58
Increase (decrease) in payables for investments purchased	24,875	—
Increase (decrease) in accrued expenses and other liabilities	10,622	1,651
Net cash used in operating activities	(2,091,028)	(1,097,925)
Cash Flows from Financing Activities
Borrowings on Credit Facilities	2,367,915	2,009,100
Payments on Credit Facilities	(1,310,000)	(1,641,600)
Debt issuance costs	(6,747)	(4,996)
Proceeds from issuance of common shares	1,226,857	562,774
Offering costs paid	(535)	(853)
Cash distributions paid to shareholders	(54,659)	(16,620)
Net cash provided by financing activities	2,222,831	907,805
Net increase (decrease) in cash and restricted cash	131,803	(190,120)
Cash and restricted cash, beginning of period	20,071	209,353
Cash and restricted cash, end of period	$151,874	$19,233

Supplemental and Non-Cash Information
Interest paid during the period	$37,618	$11,722
Subscriptions receivable	$—	$12,170
Subscriptions received in advance	$1,937	$—
Distributions declared during the period	$153,732	$40,000
Reinvestment of distributions during the period	$61,767	$23,380

The accompanying notes are an integral part of these consolidated financial statements.

Owl Rock Capital Corporation

Notes to Consolidated Financial Statements (Unaudited)

Note 1. Organization

Owl Rock Capital Corporation (the “Company”) is a Maryland corporation formed on October 15, 2015. The Company was formed primarily to originate and make loans to, and make debt and equity investments in, U.S. middle market companies. The Company invests in senior secured or unsecured loans, subordinated loans or mezzanine loans and, to a lesser extent, equity-related securities including warrants, preferred stock and similar forms of senior equity, which may or may not be convertible into a portfolio company’s common equity. The Company’s investment objective is to generate current income and to a lesser extent, capital appreciation by targeting investment opportunities with favorable risk-adjusted returns.

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

Note 2. Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The Company is an investment company and, therefore, applies the specialized accounting and reporting guidance in Accounting Standards Codification (“ASC”) Topic 946, Financial Services – Investment Companies, pursuant to the requirements on Form 10-Q under Articles 6, 10 and 12 of Regulation S-X. In the opinion of management, all adjustments considered necessary for the fair presentation of the consolidated financial statements have been included. The Company was initially capitalized on March 1, 2016 and commenced operations on March 3, 2016. The Company’s fiscal year ends on December 31.

Owl Rock Capital Corporation

Notes to Consolidated Financial Statements (Unaudited) – Continued

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

Owl Rock Capital Corporation

Notes to Consolidated Financial Statements (Unaudited) - Continued

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

Financial and Derivative Instruments

Pursuant to ASC 815 Derivatives and Hedging, further clarified by the FASB’s issuance of the Accounting Standards Update (“ASU”) No. 2017-12, Derivatives and Hedging, which was adopted early in 2017 by the Company, all derivative instruments entered into by the Company are designated as hedging instruments. For all derivative instruments designated as a hedge, the entire change in the fair value of the hedging instrument shall be recorded in the same line item of the Consolidated Statements of Operations as the hedged item. The Company’s derivative instruments are used to hedge the Company’s fixed rate debt, and therefore both the periodic payment and the change in fair value for the effective hedge, if applicable, will be recorded as components of interest expense in the Consolidated Statements of Operations.

Foreign Currency

Foreign currency amounts are translated into U.S. dollars on the following basis:

•	cash, fair value of investments, outstanding debt, other assets and liabilities: at the spot exchange rate on the last business day of the period; and
•	purchases and sales of investments, borrowings and repayments of such borrowings, income and expenses: at the rates of exchange prevailing on the respective dates of such transactions.

The Company includes net changes in fair values on investments held resulting from foreign exchange rate fluctuations with the change in unrealized gains (losses) on translation of assets and liabilities in foreign currencies on the Consolidated Statements of Operations. The Company’s current approach to hedging the foreign currency exposure in its non-U.S. dollar denominated investments is primarily to borrow the par amount in local currency under the Company’s Revolving Credit Facility to fund these investments.  Fluctuations arising from the translation of foreign currency borrowings are included with the net change in unrealized gains (losses) on translation of assets and liabilities in foreign currencies on the Consolidated Statements of Operations.

Investments denominated in foreign currencies and foreign currency transactions may involve certain considerations and risks not typically associated with those of domestic origin, including unanticipated movements in the value of the foreign currency relative to the U.S. dollar.

Owl Rock Capital Corporation

Notes to Consolidated Financial Statements (Unaudited) - Continued

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

Loans are generally placed on non-accrual status when there is reasonable doubt that principal or interest will be collected in full. Accrued interest is generally reversed when a loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment regarding collectability. Non-accrual loans are restored to accrual status when past due principal and interest is paid current and, in management’s judgment, are likely to remain current. Management may make exceptions to this treatment and determine to not place a loan on non-accrual status if the loan has sufficient collateral value and is in the process of collection. As of September 30, 2018, no investments are on non-accrual status.

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

Owl Rock Capital Corporation

Notes to Consolidated Financial Statements (Unaudited) - Continued

Income Taxes

The Company has elected to be treated as a BDC under the 1940 Act. The Company has elected to be treated as a RIC under the Code beginning with its taxable year ending December 31, 2016. So long as the Company maintains its tax treatment as a RIC, it generally will not pay corporate-level U.S. federal income taxes on any ordinary income or capital gains that it distributes at least annually to its shareholders as dividends. Instead, any tax liability related to income earned and distributed by the Company represents obligations of the Company’s investors and will not be reflected in the consolidated financial statements of the Company.

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

The Company evaluates tax positions taken or expected to be taken in the course of preparing its consolidated financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions not deemed to meet the “more-likely-than-not” threshold are reserved and recorded as a tax benefit or expense in the current year. All penalties and interest associated with income taxes are included in income tax expense. Conclusions regarding tax positions are subject to review and may be adjusted at a later date based on factors including, but not limited to, on-going analyses of tax laws, regulations and interpretations thereof. The 2015, 2016 and 2017 tax years remain subject to examination by U.S. federal, state and local tax authorities.

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

New Accounting Pronouncements

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Subtopic 820): Changes to the Disclosure Requirements for Fair Value Measurement, an update to improve the effectiveness of disclosures in the notes to financial statements by facilitating clear communication of the information required by U.S. GAAP. The amendments in ASU No. 2018-13 are effective for annual reporting periods beginning after December 15, 2019, including interim periods within that reporting period.

The application of the aforementioned updated guidance is not expected to have a material impact on the Company’s consolidated financial statements.

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

For the three and nine months ended September 30, 2018, the Company incurred expenses of approximately $1.0 million and $2.6 million, respectively, for costs and expenses reimbursable to the Adviser under the terms of the Administration Agreement. For the three and nine months ended September 30, 2017, the Company incurred expenses of approximately $0.9 million and $2.4 million, respectively, for costs and expenses reimbursable to the Adviser under the terms of the Administration Agreement.

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

Owl Rock Capital Corporation

Notes to Consolidated Financial Statements (Unaudited) - Continued

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

For the three and nine months ended September 30, 2018, management fees were $13.3 million and $38.1 million, respectively. For the three and nine months ended September 30, 2017, management fees were $8.6 million and $19.9 million, respectively.

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

There was no incentive fee for the three and nine months ended September 30, 2018 and 2017.

Affiliated Transactions

The Company may be prohibited under the 1940 Act from participating in certain transactions with its affiliates without prior approval of the directors who are not interested persons, and in some cases, the prior approval of the SEC.  The Company, the Adviser and certain of their affiliates have been granted exemptive relief by the SEC for the Company to co-invest with other funds managed by the Adviser or its affiliates in a manner consistent with the Company’s investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors. Pursuant to such exemptive relief, the Company generally is permitted to co-invest with certain of its affiliates if a “required majority” (as defined in Section 57(o) of the 1940 Act) of the Board make certain conclusions in connection with a co-investment transaction, including that (1) the terms of the transaction, including the consideration to be paid, are reasonable and fair to the Company and its shareholders and do not involve overreaching of the Company or its shareholders on the part of any person concerned, (2) the transaction is consistent with the interests of the Company’s shareholders and is consistent with its investment objective and strategies, and (3) the investment by its affiliates would not disadvantage the Company, and the Company’s participation would not be on a basis different from or less advantageous than that on which its affiliates are investing. The Adviser is under common control with Owl Rock Technology Advisors LLC (“ORTA”) and Owl Rock Capital Private Fund Advisors LLC (“ORCPFA”), which are also investment advisers and indirect subsidiaries of Owl Rock Capital Partners. The Adviser, ORTA, ORCPFA and Owl Rock Capital Partners are referred to, collectively, as “Owl Rock.” Owl Rock’s investment allocation policy seeks to ensure equitable allocation of investment opportunities between the Company, Owl Rock Capital Corporation II, a BDC advised by the Adviser, Owl Rock Technology Finance Corp., a BDC advised by ORTA, and/or other funds managed by the Adviser or its affiliates. As a result of exemptive relief, there could be significant overlap in the

Owl Rock Capital Corporation

Notes to Consolidated Financial Statements (Unaudited) - Continued

Company’s investment portfolio and the investment portfolio of Owl Rock Capital Corporation II, Owl Rock Technology Finance Corp. and/or other funds established by the Adviser or its affiliates that could avail themselves of the exemptive relief.

License Agreement

The Company has entered into a license agreement (the “License Agreement”), pursuant to which an affiliate of Owl Rock Capital Partners LP has granted the Company a non-exclusive license to use the name “Owl Rock.” Under the License Agreement, the Company has a right to use the Owl Rock name for so long as the Adviser or one of its affiliates remains the Company’s investment adviser. Other than with respect to this limited license, the Company will have no legal right to the “Owl Rock” name or logo.

Note 4. Investments

Under the 1940 Act, the Company is required to separately identify non-controlled investments where it owns 5% or more of a portfolio company’s outstanding voting securities and/or has the power to exercise control over the management or policies of such portfolio company as investments in “affiliated” companies. In addition, under the 1940 Act, the Company is required to separately identify investments where it owns more than 25% of a portfolio company’s outstanding voting securities and/or has the power to exercise control over the management or policies of such portfolio company as investments in “controlled” companies. Under the 1940 Act, "non-affiliated investments" are defined as investments that are neither controlled investments nor affiliated investments. Detailed information with respect to the Company’s non-controlled, non-affiliated; non-controlled, affiliated; and controlled affiliated investments is contained in the accompanying consolidated financial statements, including the consolidated schedule of investments. The information in the tables below is presented on an aggregate portfolio basis, without regard to whether they are non-controlled non-affiliated, non-controlled affiliated or controlled affiliated investments.

Investments at fair value and amortized cost consisted of the following as of September 30, 2018 and December 31, 2017:

	September 30, 2018		December 31, 2017
($ in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
First-lien senior secured debt investments	$3,523,694	$3,542,802	$1,640,301	$1,652,021
Second-lien senior secured debt investments	1,044,697	1,047,485	664,825	669,376
Equity investments	340	304	2,760	2,760
Investment funds and vehicles(1)	102,763	102,321	65,028	65,599
Total Investments	$4,671,494	$4,692,912	$2,372,914	$2,389,756

________________

(1)	Includes equity investment in Sebago Lake. See below, within Note 4, for more information regarding Sebago Lake.

Owl Rock Capital Corporation

Notes to Consolidated Financial Statements (Unaudited) - Continued

The industry composition of investments based on fair value as of September 30, 2018 and December 31, 2017 was as follows:

	September 30, 2018	December 31, 2017
Advertising and media	3.9%	3.3%
Aerospace and defense	—	2.1
Automotive	3.2	—
Buildings and real estate	5.3	5.2
Business services	9.3	8.8
Chemicals	1.2	—
Consumer products	2.5	4.7
Containers and packaging	2.1	2.3
Distribution	7.1	13.3
Education	3.8	—
Energy equipment and services	1.4	6.1
Financial services	2.0	3.6
Food and beverage	7.5	5.5
Healthcare providers and services	6.5	7.6
Healthcare technology	0.9	—
Household products	1.1	3.0
Human resource support services	—	1.9
Infrastructure and environmental services	4.2	3.1
Insurance	0.7	1.4
Internet software and services	9.1	7.4
Investment funds and vehicles (1)	2.2	2.7
Leisure and entertainment	4.7	7.6
Manufacturing	2.2	3.3
Oil and gas	5.9	1.6
Professional services	6.7	2.4
Specialty retail	3.5	1.6
Telecommunications	0.7	—
Transportation	2.3	1.5
Total	100.0%	100.0%

________________

(1)	Includes equity investment in Sebago Lake. See below, within Note 4, for more information regarding Sebago Lake.

The geographic composition of investments based on fair value as of September 30, 2018 and December 31, 2017 was as follows:

	September 30, 2018	December 31, 2017
United States:
Midwest	11.0%	16.9%
Northeast	20.3	15.7
South	41.5	42.1
West	22.6	17.9
Belgium	1.9	2.5
Canada	1.2	3.3
United Kingdom	1.5	1.6
Total	100.0%	100.0%

Sebago Lake LLC

Sebago Lake, a Delaware limited liability company, was formed as a joint venture between the Company and The Regents of the University of California (“Regents”) and commenced operations on June 20, 2017. Sebago Lake’s principal purpose is to make investments, primarily in senior secured loans that are made to middle-market companies or in broadly syndicated loans. Both the

Owl Rock Capital Corporation

Notes to Consolidated Financial Statements (Unaudited) - Continued

Company and Regents (the “Members”) have a 50% economic ownership in Sebago Lake. Except under certain circumstances, contributions to Sebago Lake cannot be redeemed. Each of the Members initially agreed to contribute up to $100 million to Sebago Lake. On July 26, 2018, each of the Members increased their contribution to Sebago Lake up to an aggregate of $125 million. As of September 30, 2018, each Member has funded $102.8 million of their $125 million commitments. Sebago Lake is managed by the Members, each of which have equal voting rights. Investment decisions must be approved by each of the Members.

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

As of September 30, 2018 and December 31, 2017, Sebago Lake had total investments in senior secured debt at fair value of $572.0 million and $330.0 million, respectively. The determination of fair value is in accordance with ASC 820; however, such fair value is not included in the Board’s valuation process described herein. The following table is a summary of Sebago Lake’s portfolio as well as a listing of the portfolio investments in Sebago Lake’s portfolio as of September 30, 2018 and December 31, 2017:

($ in thousands)	September 30, 2018	December 31, 2017
Total senior secured debt investments(1)	$579,285	$332,499
Weighted average spread over LIBOR(1)	4.57%	4.71%
Number of portfolio companies	18	12
Largest funded investment to a single borrower(1)	$49,748	$46,646

________________

(1)	At par.

Owl Rock Capital Corporation

Notes to Consolidated Financial Statements (Unaudited) - Continued

Sebago Lake's Portfolio as of September 30, 2018 ($ in thousands)
Company(1)(2)(4)(5)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(3)	Fair Value	Percentage of Members' Equity
Debt Investments
Aerospace and defense
Applied Composites Holdings, LLC (fka AC&A Enterprises Holdings, LLC)(8)	First lien senior secured loan	L + 5.50%	12/21/2023	$35,636	$34,998	$34,995	17.1%
Applied Composites Holdings, LLC (fka AC&A Enterprises Holdings, LLC)(11)(12)(14)	First lien senior secured revolving loan	L + 5.50%	12/21/2023	-	(51)	(54)	-%
				35,636	34,947	34,941	17.1%
Consumer products
Decolin Inc. (dba Laces Group, Inc.)(6)	First lien senior secured loan	L + 4.50%	12/27/2023	16,549	16,485	16,483	8.1%
Education
SSH Group Holdings, Inc. (dba Stratford School)(8)	First lien senior secured loan	L + 4.25%	7/30/2025	32,500	32,422	32,435	15.8%
Food and beverage
DecoPac, Inc.(8)	First lien senior secured loan	L + 4.25%	9/30/2024	21,214	21,125	21,129	10.3%
DecoPac, Inc.(11)(12)(14)	First lien senior secured revolving loan	L + 4.25%	9/29/2023	-	(15)	(14)	-%
FQSR, LLC (dba KBP Investments)(8)	First lien senior secured loan	L + 5.50%	5/14/2023	24,818	24,471	24,471	12.0%
FQSR, LLC (dba KBP Investments)(7)(11)(13)(14)	First lien senior secured delayed draw term loan	L + 5.50%	5/14/2020	408	323	322	0.2%
Give & Go Prepared Foods Corp.(8)	First lien senior secured loan	L + 4.25%	7/29/2023	24,750	24,698	23,018	11.2%
Sovos Brands Intermediate, Inc.(7)	First lien senior secured loan	L + 4.50%	7/18/2024	42,811	41,700	42,725	20.9%
Sovos Brands Intermediate, Inc.(8)(11)(14)	First lien senior secured revolving loan	L + 4.50%	7/18/2022	1,892	1,786	1,878	0.9%
				115,893	114,088	113,529	55.5%
Healthcare equipment and supplies
Beaver-Visitec International Holdings, Inc.(8)	First lien senior secured loan	L + 4.00%	8/19/2023	40,119	39,927	39,919	19.5%
Cadence, Inc.(6)	First lien senior secured loan	L + 4.50%	5/21/2025	24,661	24,077	24,069	11.8%
Cadence, Inc.(11)(12)(14)	First lien senior secured revolving loan	L + 4.50%	5/21/2025	-	(170)	(169)	(0.1)%
				64,780	63,834	63,819	31.2%
Healthcare providers and services
Covenant Surgical Partners, Inc.(8)	First lien senior secured loan	L + 4.50%	10/4/2024	29,797	29,733	29,738	14.5%
Infrastructure and environmental services
CHA Holding, Inc.(8)	First lien senior secured loan	L + 4.50%	4/10/2025	24,938	24,831	24,813	12.1%
CHA Holding, Inc.(11)(12)(13)(14)	First lien senior secured delayed draw term loan	L + 4.50%	10/10/2019	-	(25)	(27)	-%
				24,938	24,806	24,786	12.1%
Insurance
Integro Parent Inc.(8)	First lien senior secured loan	L + 5.75%	10/30/2022	44,770	44,560	44,546	21.8%
Integro Parent Inc.(9)(11)(14)	First lien senior secured revolving loan	L + 5.25%	10/30/2021	413	385	383	0.2%

Owl Rock Capital Corporation

Notes to Consolidated Financial Statements (Unaudited) - Continued

Sebago Lake's Portfolio as of September 30, 2018 ($ in thousands)
Company(1)(2)(4)(5)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(3)	Fair Value	Percentage of Members' Equity
USRP Holdings, Inc. (dba U.S. Retirement and Benefits Partners)(8)	First lien senior secured loan	L + 4.25%	3/29/2025	34,911	34,156	34,109	16.6%
USRP Holdings, Inc. (dba U.S. Retirement and Benefits Partners)(11)(12)(14)	First lien senior secured revolving loan	L + 4.25%	3/29/2023	-	(168)	(173)	(0.1)%
USRP Holdings, Inc. (dba U.S. Retirement and Benefits Partners)(8)(11)(13)	First lien senior secured delayed draw term loan	L + 4.25%	3/29/2020	5,000	4,797	4,799	2.3%
Worley Claims Services, LLC(6)	First lien senior secured loan	L + 5.50%	8/7/2022	17,119	16,989	17,119	8.4%
Worley Claims Services, LLC(11)(12)(13)(14)	First lien senior secured delayed draw term loan	L + 5.50%	2/7/2019	-	(30)	-	-%
				102,213	100,689	100,783	49.2%
Internet software and services
DigiCert, Inc.(6)(10)	First lien senior secured loan	L + 4.00%	10/31/2024	42,893	42,710	42,935	21.0%
Leisure and entertainment
Interstate Hotels & Resorts, Inc(6)	First lien senior secured loan	L + 4.00%	5/3/2022	49,748	48,718	48,604	23.8%
Manufacturing
ACProducts, Inc.(8)	First lien senior secured loan	L + 4.75%	1/3/2022	49,375	48,907	48,881	23.9%
Transportation
Uber Technologies, Inc.(6)(10)	First lien senior secured loan	L + 4.00%	4/4/2025	14,963	14,892	15,037	7.3%
Total Debt Investments				$579,285	$572,231	$571,971	279.5%
Total Investments				$579,285	$572,231	$571,971	279.5%
________________

(1)	Certain portfolio company investments are subject to contractual restrictions on sales.
(2)	Unless otherwise indicated, Sebago Lake’s portfolio companies are pledged as collateral supporting the amounts outstanding under Sebago Lake’s credit facility.
(3)	The amortized cost represents the original cost adjusted for the amortization of discounts and premiums, as applicable, on debt investments using the effective interest method.
(4)	Unless otherwise indicated, all investments are considered Level 3 investments.
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

(6)	The interest rate on these loans is subject to 1 month LIBOR, which as of September 30, 2018 was 2.26%.
(7)	The interest rate on these loans is subject to 2 month LIBOR, which as of September 30, 2018 was 2.31%.
(8)	The interest rate on these loans is subject to 3 month LIBOR, which as of September 30, 2018 was 2.40%.
(9)	The interest rate on these loans is subject to Prime, which as of September 30, 2018 was 5.25%.
(10)	Level 2 investment.
(11)	Position or portion thereof is an unfunded loan commitment.
(12)

The negative cost is the result of the capitalized discount being greater than the principal amount outstanding on the loan. The negative fair value is the result of the capitalized discount on the loan.

(13)	The date disclosed represents the commitment period of the unfunded term loan. Upon expiration of the commitment period, the funded portion of the term loan may be subject to a longer maturity date.
(14)	Investment is not pledged as collateral under Sebago Lake’s credit facility.

Owl Rock Capital Corporation

Notes to Consolidated Financial Statements (Unaudited) - Continued

Sebago Lake's Portfolio as of December 31, 2017 ($ in thousands)
Company(1)(2)(4)(5)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(3)	Fair Value	Percentage of Members' Equity
Debt Investments
Aerospace and defense
AC&A Enterprises Holdings, LLC(8)	First lien senior secured loan	L + 5.50%	12/21/2023	$31,695	$31,062	$31,061	23.7%
AC&A Enterprises Holdings, LLC(9)(10)(12)	First lien senior secured delayed draw term loan	L + 5.50%	12/21/2023	-	(42)	(42)	-%
AC&A Enterprises Holdings, LLC(9)(10)(12)	First lien senior secured revolving loan	L + 5.50%	12/21/2022	-	(60)	(60)	-%
				31,695	30,960	30,959	23.7%
Distribution
FCX Holdings Corp.(6)	First lien senior secured loan	L + 4.25%	8/4/2020	26,626	26,501	26,493	20.2%
Sierra Acquisition, Inc(6)(13)	First lien senior secured loan	L + 4.25%	11/10/2024	20,000	19,912	20,160	15.4%
				46,626	46,413	46,653	35.6%
Education
SSH Group Holdings, Inc.(7)	First lien senior secured loan	L + 5.00%	10/2/2024	17,500	17,331	17,325	13.2%
Food and beverage
DecoPac, Inc.(7)	First lien senior secured loan	L + 4.25%	9/30/2024	21,214	21,116	21,108	16.1%
DecoPac, Inc.(7)(9)(12)	First lien senior secured revolving loan	L + 4.25%	9/29/2023	1,143	1,126	1,125	0.9%
Give & Go Prepared Foods Corp.(7)	First lien senior secured loan	L + 4.25%	7/29/2023	24,938	24,878	24,875	19.0%
Sovos Brands Intermediate, Inc.(7)	First lien senior secured loan	L + 4.50%	7/18/2024	43,135	41,899	41,927	32.0%
Sovos Brands Intermediate, Inc.(9)(10)(12)	First lien senior secured revolving loan	L + 4.50%	7/18/2022	-	(127)	(122)	(0.1)%
				90,430	88,892	88,913	67.9%
Healthcare equipment and services
Beaver-Visitec International Holdings, Inc.(7)	First lien senior secured loan	L + 5.00%	8/21/2023	46,646	46,201	46,179	35.2%
Covenant Surgical Partners, Inc.(7)	First lien senior secured loan	L + 4.75%	10/4/2024	23,077	23,023	23,021	17.5%
Covenant Surgical Partners, Inc.(7)(9)(12)	First lien senior secured delayed draw term loan	L + 4.75%	10/4/2024	1,277	1,260	1,260	1.0%
				71,000	70,484	70,460	53.7%
Insurance
Worley Claims Services, LLC(6)	First lien senior secured loan	L + 5.50%	8/7/2022	17,248	17,098	17,095	13.0%
Worley Claims Services, LLC(9)(10)(11)(12)	First lien senior secured delayed draw term loan	L + 5.50%	2/7/2019	-	(35)	(38)	-%
				17,248	17,063	17,057	13.0%
Internet software and services
DigiCert, Inc.(7)(13)	First lien senior secured loan	L + 4.75%	10/31/2024	43,000	42,799	43,516	33.2%
Manufacturing
Blount International, Inc.(6)	First lien senior secured loan	L + 4.25%	4/12/2023	15,000	14,964	15,165	11.3%
Total Debt Investments				$332,499	$328,906	$330,048	251.6%
Total Investments				$332,499	$328,906	$330,048	251.6%

Owl Rock Capital Corporation

Notes to Consolidated Financial Statements (Unaudited) - Continued

________________

(1)	Certain portfolio company investments are subject to contractual restrictions on sales.
(2)	Unless otherwise indicated, Sebago Lake’s portfolio companies are pledged as collateral supporting the amounts outstanding under Sebago Lake’s credit facility.
(3)	The amortized cost represents the original cost adjusted for the amortization of discounts and premiums, as applicable, on debt investments using the effective interest method.
(4)	Unless otherwise indicated, all investments are considered Level 3 investments.
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

(11)	The date disclosed represents the commitment period of the unfunded term loan. Upon expiration of the commitment period, the funded portion of the term loan may be subject to a longer maturity date.
(12)	Investment is not pledged as collateral under Sebago Lake’s credit facility.
(13)	Level 2 investment.

Below is selected balance sheet information for Sebago Lake as of September 30, 2018 and December 31, 2017:

($ in thousands)	September 30, 2018 (Unaudited)	December 31, 2017
Assets
Investments at fair value (amortized cost of $572,231 and $328,906, respectively)	$571,971	$330,048
Cash	10,518	7,519
Receivable for investments sold	14,943	—
Interest receivable	2,136	1,300
Prepaid expenses and other assets	39	71
Total Assets	$599,607	$338,938
Liabilities
Debt (net of unamortized debt issuance costs of $5,740 and $4,330, respectively)	$382,989	$201,419
Loan origination and structuring fees payable	4,046	3,378
Distributions payable	4,452	250
Accrued expenses and other liabilities	3,479	2,692
Total Liabilities	394,966	207,739
Members' Equity
Members' Equity	204,641	131,199
Members' Equity	204,641	131,199
Total Liabilities and Members' Equity	$599,607	$338,938

Owl Rock Capital Corporation

Notes to Consolidated Financial Statements (Unaudited) - Continued

Below is selected statement of operations information for Sebago Lake for the three and nine months ended September 30, 2018 and 2017:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2018	2017	2018	2017
Investment Income
Interest income	$10,772	1,675	$25,478	1,675
Other income	333	18	553	18
Total Investment Income	11,105	1,693	26,031	1,693
Expenses
Initial organization	—	5	—	103
Loan origination and structuring fee	1,227	1,978	4,046	1,978
Interest expense	4,812	577	11,338	577
Professional fees	209	145	621	145
Total Expenses	6,248	2,705	16,005	2,803
Net Investment Income Before Taxes	4,857	(1,012)	10,026	(1,110)
Taxes	402	—	402	—
Net Investment Income After Taxes	$4,455	$(1,012)	$9,624	$(1,110)
Net Realized and Unrealized Gain (Loss) on Investments
Net Unrealized Gain (Loss) on Investments	284	(86)	(1,402)	(86)
Net Realized Gain (Loss) on Investments	50	—	50	—
Total Net Unrealized Gain (Loss) on Investments	334	(86)	(1,352)	(86)
Net Increase in Members' Equity Resulting from Operations	$4,789	$(1,098)	$8,272	$(1,196)

Loan Origination and Structuring Fees

If the loan origination and structuring fees earned by Sebago Lake during a fiscal year exceed Sebago Lake’s expenses and other obligations (excluding financing costs), such excess is allocated to the Member(s) responsible for the origination of the loans pro rata in accordance with the total loan origination and structuring fees earned by Sebago Lake with respect to the loans originated by such Member; provided, that in no event will the amount allocated to a Member exceed 1% of the par value of the loans originated by such Member in any fiscal year. The loan origination and structuring fee is accrued quarterly and included in other income from controlled, affiliated investments on the Company’s Consolidated Statements of Operations and paid annually. For the three and nine months ended September 30, 2018, the Company accrued income based on loan origination and structuring fees of $1.2 million and $4.0 million, respectively. For the period ended September 30, 2017, the Company did not accrue income based on loan origination and structuring fees.

Note 5. Fair Value of Investments

Investments

The following tables present the fair value hierarchy of investments as of September 30, 2018 and December 31, 2017:

	Fair Value Hierarchy as of September 30, 2018
($ in thousands)	Level 1	Level 2	Level 3	Total
First-lien senior secured debt investments	$—	$—	$3,542,802	$3,542,802
Second-lien senior secured debt investments	—	35,329	1,012,156	1,047,485
Equity investments	—	—	304	304
Subtotal	$—	$35,329	$4,555,262	$4,590,591
Investments measured at NAV(1)	—	—	—	102,321
Total Investments at fair value	$—	$35,329	$4,555,262	$4,692,912

________________

(1)	Includes equity investment in Sebago Lake.

Owl Rock Capital Corporation

Notes to Consolidated Financial Statements (Unaudited) - Continued

	Fair Value Hierarchy as of December 31, 2017
($ in thousands)	Level 1	Level 2	Level 3	Total
First-lien senior secured debt investments	$—	$39,830	$1,612,191	$1,652,021
Second-lien senior secured debt investments	—	35,497	633,879	669,376
Equity investments	—	—	2,760	2,760
Subtotal	$—	$75,327	$2,248,830	$2,324,157
Investments measured at NAV(1)	—	—	—	65,599
Total Investments at fair value	$—	$75,327	$2,248,830	$2,389,756

________________

(1)	Includes equity investment in Sebago Lake.

The following tables present changes in the fair value of investments for which Level 3 inputs were used to determine the fair value as of and for the three and nine months ended September 30, 2018:

	As of and for the Three Months Ended September 30, 2018
($ in thousands)	First-lien senior secured debt investments	Second-lien senior secured debt investments	Equity investments	Total
Fair value, beginning of period	$2,502,602	$850,920	$4,193	$3,357,715
Purchases of investments, net(1)	1,391,122	321,018	—	1,712,140
Proceeds from investments, net	(356,978)	(158,992)	(6,737)	(522,707)
Net change in unrealized gain (loss)	205	(2,577)	(1,129)	(3,501)
Net realized gains (losses)	50	—	3,977	4,027
Net amortization of discount on investments	5,801	1,787	—	7,588
Transfers into (out of) Level 3(2)	—	—	—	—
Fair value, end of period	$3,542,802	$1,012,156	$304	$4,555,262

________________

(1)	Purchases may include payment-in-kind (“PIK”).
(2)	Transfers between levels, if any, are recognized at the beginning of the quarter in which the transfers occur.

	As of and for the Nine Months Ended September 30, 2018
($ in thousands)	First-lien senior secured debt investments	Second-lien senior secured debt investments	Equity investments	Total
Fair value, beginning of period	$1,612,191	$633,879	$2,760	$2,248,830
Purchases of investments, net(1)	2,718,073	679,930	340	3,398,343
Proceeds from investments, net	(809,568)	(300,242)	(6,737)	(1,116,547)
Net change in unrealized gain (loss)	7,946	(1,570)	(36)	6,340
Net realized gains (losses)	208	(3,951)	3,977	234
Net amortization of discount on investments	13,952	4,110	—	18,062
Transfers into (out of) Level 3(2)	—	—	—	—
Fair value, end of period	$3,542,802	$1,012,156	$304	$4,555,262

________________

(1)	Purchases may include payment-in-kind (“PIK”).
(2)	Transfers between levels, if any, are recognized at the beginning of the quarter in which the transfers occur.

Owl Rock Capital Corporation

Notes to Consolidated Financial Statements (Unaudited) - Continued

The following tables present changes in the fair value of investments for which Level 3 inputs were used to determine the fair value as of and for the three and nine months ended September 30, 2017:

	As of and for the Three Months Ended September 30, 2017
($ in thousands)	First-lien senior secured debt investments	Second-lien senior secured debt investments	Equity investments	Total
Fair value, beginning of period	$1,096,353	$619,724	$—	$1,716,077
Purchases of investments, net(1)	424,773	113,703	—	538,476
Proceeds from investments, net	(175,400)	(63,500)	—	(238,900)
Net change in unrealized gain (loss)	123	(1,075)	—	(952)
Net realized gains (losses)	496	—		496
Net amortization of discount on investments	816	1,624	—	2,440
Transfers into (out of) Level 3(2)	—	—	—	—
Fair value, end of period	$1,347,161	$670,476	$—	$2,017,637

________________

(1)	Purchases may include payment-in-kind (“PIK”).
(2)	Transfers between levels, if any, are recognized at the beginning of the quarter in which the transfers occur.

	As of and for the Nine Months Ended September 30, 2017
($ in thousands)	First-lien senior secured debt investments	Second-lien senior secured debt investments	Equity investments	Total
Fair value, beginning of period	$574,776	$357,230	$—	$932,006
Purchases of investments, net(1)	1,062,989	446,178	—	1,509,167
Proceeds from investments, net	(299,777)	(133,790)	—	(433,567)
Net change in unrealized gain (loss)	5,938	(1,240)	—	4,698
Net realized gains (losses)	496	—	—	496
Net amortization of discount on investments	2,739	2,098	—	4,837
Transfers into (out of) Level 3(2)	—	—	—	—
Fair value, end of period	$1,347,161	$670,476	$—	$2,017,637

________________

(1)	Purchases may include payment-in-kind (“PIK”).
(2)	Transfers between levels, if any, are recognized at the beginning of the quarter in which the transfers occur.

The following tables present information with respect to net change in unrealized gains on investments for which Level 3 inputs were used in determining the fair value that are still held by the Company for the three and nine months ended September 30, 2018 and 2017:

($ in thousands)	Net change in unrealized gain (loss) for the Three Months Ended September 30, 2018 on Investments Held at September 30, 2018	Net change in unrealized gain (loss) for the Three Months Ended September 30, 2017 on Investments Held at September 30, 2017
First-lien senior secured debt investments	$2,915	$528
Second-lien senior secured debt investments	(1,537)	510
Equity investments	(36)	—
Total Investments	$1,342	$1,038

Owl Rock Capital Corporation

Notes to Consolidated Financial Statements (Unaudited) - Continued

($ in thousands)	Net change in unrealized gain (loss) for the Nine Months Ended September 30, 2018 on Investments Held at September 30, 2018	Net change in unrealized gain (loss) for the Nine Months Ended September 30, 2017 on Investments Held at September 30, 2017
First-lien senior secured debt investments	$9,778	$6,624
Second-lien senior secured debt investments	(264)	(511)
Equity investments	(36)	—
Total Investments	$9,478	$6,113

The following tables present quantitative information about the significant unobservable inputs of the Company’s Level 3 investments as of September 30, 2018 and December 31, 2017. The tables are not intended to be all-inclusive but instead capture the significant unobservable inputs relevant to the Company’s determination of fair value.

	As of September 30, 2018
($ in thousands)	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)	Impact to Valuation from an Increase in Input
First-lien senior secured debt investments	$2,255,817	Yield Analysis	Market Yield	6.7%-13.0% (10.4%)	Decrease
	1,286,985	Recent Transaction	Transaction Price	96.0%-99.7% (98.6%)	Increase
Second-lien senior secured debt investments	$639,798	Yield Analysis	Market Yield	10.9%-15.5% (12.1%)	Decrease
	372,358	Recent Transaction	Transaction Price	98.0%-99.8% (99.0%)	Increase
Equity	$304	Market Approach	EBITDA Multiple	7.75x	Increase
	—	Probability Weighted Expected Return Method	Probability Weighting of Outcomes	100%	Decrease

	As of December 31, 2017
($ in thousands)	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)	Impact to Valuation from an Increase in Input
First-lien senior secured debt investments	$1,431,179	Yield Analysis	Market Yield	6.4%-10.9% (9.4%)	Decrease
	181,012	Recent Transaction	Transaction Price	93.0-98.0 (96.2)	Increase
Second-lien senior secured debt investments	$456,229	Yield Analysis	Market Yield	10.9%-16.6% (12.2%)	Decrease
	177,650	Recent Transaction	Transaction Price	98.0-99.0 (98.7)	Increase
Equity	$2,760	Recent Transaction	Transaction Price	1.0	Increase

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

Financial Instruments Not Carried at Fair Value

The fair value of the Company’s credit facilities, which are categorized as Level 3 within the fair value hierarchy as of September 30, 2018 and December 31, 2017, approximates their carrying value. Additionally, the carrying amounts of the Company’s assets and liabilities, other than investments at fair value, approximate fair value due to their short maturities.

Note 6. Debt

In accordance with the 1940 Act, with certain limitations, the Company is allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 200% (or 150% if certain conditions are met) after such borrowing. As of September 30, 2018 and December 31, 2017, the Company’s asset coverage was 237% and 258%, respectively.

Debt obligations consisted of the following as of September 30, 2018 and December 31, 2017:

	September 30, 2018
($ in thousands)	Aggregate Principal Committed	Outstanding Principal	Amount Available(1)	Net Carrying Value(2)
Subscription Credit Facility(3)	$900,000	$620,000	$275,411	$618,262
Revolving Credit Facility(4)	600,000	599,991	—	595,374
SPV Asset Facility I	400,000	400,000	—	396,126
SPV Asset Facility II	250,000	220,000	30,000	216,738
2023 Notes	150,000	150,000	—	148,129
Total Debt	$2,300,000	$1,989,991	$305,411	$1,974,629

________________

(1)	The amount available reflects any limitations related to each credit facility’s borrowing base.
(2)

The carrying value of the Company’s Subscription Credit Facility, Revolving Credit Facility, SPV Asset Facility I, SPV Asset Facility II and the 2023 Notes are presented net of deferred financing costs of $1.7 million, $4.8 million, $3.9 million, $3.2 million and $1.9 million, respectively.

(3)	The amount available is reduced by $4.6 million of outstanding letters of credit.
(4)	Excludes the unrealized translation gain (loss) on borrowings denominated in foreign currencies.

Owl Rock Capital Corporation

Notes to Consolidated Financial Statements (Unaudited) - Continued

	December 31, 2017
($ in thousands)	Aggregate Principal Committed	Outstanding Principal	Amount Available(1)	Net Carrying Value(2)
Subscription Credit Facility(3)	$900,000	$393,500	$502,711	$390,415
Revolving Credit Facility	400,000	—	400,000	(3,044)
SPV Asset Facility I	400,000	400,000	—	395,463
2023 Notes(4)	150,000	138,500	11,500	136,598
Total Debt	$1,850,000	$932,000	$914,211	$919,432

________________

(1)	The amount available reflects any limitations related to each credit facility’s borrowing base.
(2)

The carrying value of the Company’s Subscription Credit Facility, Revolving Credit Facility, SPV Asset Facility I and the 2023 Notes are presented net of deferred financing costs of $3.1 million, $3.0 million, $4.6 million, and $1.9 million, respectively.

(3)	The amount available is reduced by $3.8 million of outstanding letters of credit.
(4)	Amounts available were issued January 30, 2018.

For the three and nine months ended September 30, 2018 and 2017, the components of interest expense were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2018	2017	2018	2017
Interest expense	$19,984	$6,620	$46,773	$13,695
Amortization of debt issuance costs	1,402	673	3,772	1,856
Total Interest Expense	$21,386	$7,293	$50,545	$15,551
Average interest rate	4.25%	3.03%	4.02%	2.73%
Average daily borrowings	$1,800,509	$823,763	$1,482,831	$588,065

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

Owl Rock Capital Corporation

Notes to Consolidated Financial Statements (Unaudited) - Continued

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

Owl Rock Capital Corporation

Notes to Consolidated Financial Statements (Unaudited) - Continued

of stock, upon the occurrence of certain events and certain financial covenants related to asset coverage and liquidity and other maintenance covenants, as well as customary events of default.

SPV Asset Facilities

SPV Asset Facility I

On December 21, 2017 (the “SPV Asset Facility I Closing Date”), ORCC Financing LLC (“ORCC Financing”), a Delaware limited liability company and subsidiary of the Company, entered into a Loan and Servicing Agreement (as amended, the “SPV Asset Facility I”), with ORCC Financing as Borrower, the Company as Transferor and Servicer, the lenders from time to time parties thereto (the “SPV Lenders”), Morgan Stanley Asset Funding Inc. as Administrative Agent, State Street Bank and Trust Company as Collateral Agent and Cortland Capital Market Services LLC as Collateral Custodian.

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

SPV Asset Facility II

On May 22, 2018 (the “SPV Asset Facility II Closing Date”), ORCC Financing II LLC (“ORCC Financing II”), a Delaware limited liability company and subsidiary of the Company, entered into a Credit Agreement (as amended, the “SPV Asset Facility II”), with ORCC Financing II, as Borrower, the lenders from time to time parties thereto (the “SPV Asset Facility II Lenders”), Natixis, New York Branch, as Administrative Agent, State Street Bank and Trust Company, as Collateral Agent, and Cortland Capital Market Services LLC as Document Custodian. On October 10, 2018 (the “SPV Asset Facility II Amendment Date”), the parties to the SPV Asset Facility II and new lenders amended the SPV Asset Facility II to increase the maximum principal amount of the SPV Asset Facility II to $550 million, extend the period of availability of the term and revolving loans under the SPV Asset Facility II and the stated maturity of the SPV Asset Facility II.

From time to time, the Company sells and contributes certain investments to ORCC Financing II pursuant to a sale and contribution agreement by and between the Company and ORCC Financing II. No gain or loss will be recognized as a result of the contribution. Proceeds from the SPV Asset Facility II will be used to finance the origination and acquisition of eligible assets by ORCC Financing II, including the purchase of such assets from the Company. The Company retains a residual interest in assets contributed to or acquired by ORCC Financing II through the Company’s ownership of ORCC Financing II. The maximum principal amount of the SPV Asset Facility II increased from $250 million to $550 million; the availability of this amount is subject to an overcollateralization ratio test, which is based on the value of ORCC Financing II’s assets from time to time, and satisfaction of certain conditions, including an interest coverage ratio test, certain concentration limits and collateral quality tests.

Owl Rock Capital Corporation

Notes to Consolidated Financial Statements (Unaudited) - Continued

The SPV Asset Facility II provides for the ability to (1) draw term loans and (2) draw and redraw revolving loans under the SPV Asset Facility II for a period of up to two years after the SPV Asset Facility II Amendment Date unless the revolving commitments are terminated or converted to term loans sooner as provided in the SPV Asset Facility II (the “SPV Asset Facility II Commitment Termination Date”). Unless otherwise terminated, the SPV Asset Facility II will mature on October 10, 2026 (the “Stated Maturity”). Prior to the Stated Maturity, proceeds received by ORCC Financing II from principal and interest, dividends, or fees on assets must be used to pay fees, expenses and interest on outstanding borrowings, and the excess may be returned to the Company, subject to certain conditions. On the Stated Maturity, ORCC Financing II must pay in full all outstanding fees and expenses and all principal and interest on outstanding borrowings, and the excess may be returned to the Company.

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

In connection with the offering of the 2023 Notes, on December 21, 2017 the Company entered into an interest rate swap to continue to align the interest rates of its liabilities with its investment portfolio, which consists predominately of floating rate loans.  The notional amount of the interest rate swap is $150 million. The Company will receive fixed rate interest semi-annually at 4.75% and pay variable rate interest monthly based on 1-month LIBOR plus 2.545%. The interest rate swap matures on December 21, 2021. For the three and nine months ended September 30, 2018, the Company made periodic payments totaling $1.8 million and $4.9 million, respectively. Pursuant to ASC 815 Derivatives and Hedging, the interest expense related to the 2023 Notes is offset by the proceeds received from the interest rate swap. The swap adjusted interest expense is included as a component of interest expense on the Company’s Consolidated Statements of Operations. As of September 30, 2018, the interest rate swap had a fair value of $(1.8) million, which represents a change in fair value of $1.2 million and $(0.6) million for the three and nine months ended, respectively. The change in fair value of the interest rate swap is equally offset by the change in fair value of the 2023 Notes.

Owl Rock Capital Corporation

Notes to Consolidated Financial Statements (Unaudited) - Continued

Note 7. Commitments and Contingencies

Portfolio Company Commitments

From time to time, the Company may enter into commitments to fund investments. As of September 30, 2018 and December 31, 2017, the Company had the following outstanding commitments to fund investments in current portfolio companies:

Portfolio Company	Investment	September 30, 2018	December 31, 2017
($ in thousands)
Accela, Inc.	First lien senior secured revolving loan	$6,000	$4,245
Access CIG, LLC	Second lien senior secured delayed draw term loan	1,784	—
AmSpec Holdings Corp	First lien senior secured revolving loan	14,462	—
Aramsco, Inc.	First lien senior secured revolving loan	5,725	—
Associations, Inc.	First lien senior secured delayed draw term loan	37,226	—
Associations, Inc.	First lien senior secured revolving loan	11,543	—
Black Mountain Sand Eagle Ford LLC	First lien senior secured delayed draw term loan	49,500	—
Brigham Minerals, LLC	First lien senior secured delayed draw term loan	46,000	—
Brigham Minerals, LLC	First lien senior secured revolving loan	9,200	—
Carolina Beverage Group (fka Cold Spring Brewing Company)	First lien senior secured revolving loan	2,684	—
CM7 Restaurant Holdings, LLC	First lien senior secured delayed draw term loan	17,315	—
CM7 Restaurant Holdings, LLC	First lien senior secured delayed draw term loan	2,003	—
Discovery DJ Services, LLC (dba Discovery Midstream Partners)	First lien senior secured revolving loan	—	2,760
Discovery DJ Services, LLC (dba Discovery Midstream Partners)	First lien senior secured delayed draw term loan	—	30,359
Douglas Products and Packaging Company LLC	First lien senior secured revolving loan	6,275	—
Galls, LLC	First lien senior secured revolving loan	11,143	—
Galls, LLC	First lien senior secured delayed draw term loan	34,527	—
GC Agile Holdings Limited (dba Apex Fund Services)	First lien senior secured delayed draw term loan	36,038	—
GC Agile Holdings Limited (dba Apex Fund Services)	First lien senior secured multi-draw term loan	30,031	7,782
GC Agile Holdings Limited (dba Apex Fund Services)	First lien senior secured revolving loan	10,386	1,946
Genesis Acquisition Co. (dba Procare Software)	First lien senior secured delayed draw term loan	4,745	—
Genesis Acquisition Co. (dba Procare Software)	First lien senior secured revolving loan	2,637	—
Hillstone Environmental Partners, LLC	First lien senior secured revolving loan	4,458	—
Hometown Food Company	First lien senior secured revolving loan	2,584	—
Ideal Tridon Holdings, Inc.	First lien senior secured revolving loan	1,639	3,857
IQN Holding Corp. (dba Beeline)	First lien senior secured revolving loan	15,532	—
KSLB Holdings, LLC (dba Sara Lee Frozen Bakery)	First lien senior secured revolving loan	6,000	—

Owl Rock Capital Corporation

Notes to Consolidated Financial Statements (Unaudited) - Continued

Portfolio Company	Investment	September 30, 2018	December 31, 2017
LineStar Integrity Services LLC	First lien senior secured delayed draw term loan	25,833	—
Lytx, Inc.	First lien senior secured revolving loan	2,033	2,013
Manna Development Group, LLC	First lien senior secured revolving loan	3,469	—
Mavis Tire Express Services Corp.	Second lien senior secured delayed draw term loan	24,152	—
Motus, LLC and Runzheimer International LLC	First lien senior secured revolving loan	5,481	—
NMI Acquisitionco, Inc. (dba Network Merchants)	First lien senior secured revolving loan	220	646
PetVet Care Centers, LLC	First lien senior secured delayed draw term loan	—	4,981
Professional Plumbing Group, Inc.	First lien senior secured revolving loan	6,200	—
QC Supply, LLC	First lien senior secured delayed draw term loan	7,867	14,078
QC Supply, LLC	First lien senior secured revolving loan	497	2,981
SABA Software, Inc.	First lien senior secured revolving loan	—	4,950
Swipe Acquisition Corporation (dba PLI)	First lien senior secured delayed draw term loan	12,931	—
TC Holdings, LLC (dba TrialCard)	First lien senior secured delayed draw term loan	24,248	24,248
TC Holdings, LLC (dba TrialCard)	First lien senior secured revolving loan	4,194	5,034
Trader Interactive, LLC (fka Dominion Web Solutions, LLC)	First lien senior secured revolving loan	6,387	5,769
Troon Golf, L.L.C.	First lien senior secured revolving loan	14,426	14,426
TSB Purchaser, Inc. (dba Teaching Strategies, Inc.)	First lien senior secured revolving loan	4,239	—
Ultimate Baked Goods Midco, LLC	First lien senior secured revolving loan	4,828	—
Zenith Energy U.S. Logistics Holdings, LLC	First lien senior secured delayed draw term loan	11,556	—
Total Unfunded Portfolio Company Commitments		$527,998	$130,075

The Company maintains sufficient capacity to cover outstanding unfunded portfolio company commitments that the Company may be required to fund.

Other Commitments and Contingencies

As of September 30, 2018, the Company had $5.5 billion in total Capital Commitments from investors ($2.9 billion undrawn), of which $112.4 million is from executives of the Adviser ($58.2 million undrawn). These undrawn Capital Commitments will no longer remain in effect following the completion of an initial public offering of the Company’s common stock.

As of December 31, 2017, the Company had $5.1 billion in total Capital Commitments from investors ($3.7 billion undrawn), of which $112.4 million is from executives of the Adviser ($63.5 million undrawn). These undrawn Capital Commitments will no longer remain in effect following the completion of an initial public offering of the Company’s common stock.

From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of its business. At September 30, 2018, management was not aware of any pending or threatened litigation.

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

During the nine months ended September 30, 2018, the Company delivered the following capital call notices to investors:

Capital Drawdown Notice Date	Common Share Issuance Date	Number of Common Shares Issued	Aggregate Offering Price ($ in millions)
March 5, 2018	March 16, 2018	11,347,030	$175.0
April 5, 2018	April 18, 2018	13,149,244	200.0
June 14, 2018	June 27, 2018	12,901,364	200.0
July 10, 2018	July 23, 2018	13,053,380	200.0
July 24, 2018	August 6, 2018	9,733,940	150.0
August 7, 2018	August 20, 2018	19,404,916	300.0
Total		79,589,874	$1,225.0

On September 21, 2018, the Company delivered a capital drawdown notice to its investors relating to the sale of approximately 9,803,922 shares of the Company’s common stock, par value $0.01 per share, expected to close on or about October 4, 2018, for an aggregate offering price of $150.0 million.

During the nine months ended September 30, 2017, the Company delivered the following capital call notices to investors:

Capital Drawdown Notice Date	Common Share Issuance Date	Number of Common Shares Issued	Aggregate Offering Price ($ in millions)
April 14, 2017	April 28, 2017	6,600,659	$100.0
May 11, 2017	May 24, 2017	8,350,033	125.0
May 26, 2017	June 9, 2017	9,966,777	150.0
August 23, 2017	September 6, 2017	3,297,331	50.0
September 15, 2017	September 28, 2017	9,813,875	149.9
Total		38,028,675	$574.9

Distributions

The following table reflects the distributions declared on shares of the Company’s common stock during the nine months ended September 30, 2018:

	September 30, 2018
Date Declared	Record Date	Payment Date	Distribution per Share
March 2, 2018	March 31, 2018	April 30, 2018	$0.33
June 22, 2018	June 30, 2018	August 15, 2018	$0.34
August 7, 2018	September 30, 2018	November 15, 2018	$0.39

Owl Rock Capital Corporation

Notes to Consolidated Financial Statements (Unaudited) - Continued

On November 6, 2018, the Board declared a distribution of 90% of estimated fourth quarter taxable income, and net capital gains, if any, for shareholders of record on December 31, 2018, payable on or before January 31, 2019.

The following table reflects the distributions declared on shares of the Company’s common stock during the nine months ended September 30, 2017:

	September 30, 2017
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

The following table reflects the common stock issued pursuant to the dividend reinvestment plan during the nine months ended September 30, 2018:

Date Declared	Record Date	Payment Date	Shares
November 7, 2017	December 31, 2017	January 31, 2018	1,231,796
March 2, 2018	March 31, 2018	April 30, 2018	1,310,272
June 22, 2018	June 30, 2018	August 15, 2018	1,539,516

The following table reflects the common stock issued pursuant to the dividend reinvestment plan during the nine months ended September 30, 2017:

Date Declared	Record Date	Payment Date	Shares
March 7, 2017	March 7, 2017	March 15, 2017	270,178
May 9, 2017	May 9, 2017	May 15, 2017	504,892
August 8, 2017	August 8, 2017	August 15, 2017	776,833

Repurchase Offers

During the three and nine months ended September 30, 2018, the Company did not make an offer to repurchase issued and outstanding shares.

During the three and nine months ended September 30, 2017, the Company offered to repurchase up to $50 million of issued and outstanding shares of common stock at a purchase price of $15.09 per share. The offer to repurchase commenced on March 15, 2017 and expired on April 11, 2017. No shares were repurchased in connection with the tender offer.

Owl Rock Capital Corporation

Notes to Consolidated Financial Statements (Unaudited) - Continued

Note 9. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per common share for the three and nine months ended September 30, 2018 and 2017:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
($ in thousands, except per share amounts)	2018	2017	2018	2017
Increase (decrease) in net assets resulting from operations	$72,326	$27,282	$167,315	$65,551
Weighted average shares of common stock outstanding—basic and diluted	163,401,485	73,138,745	129,234,396	58,741,817
Earnings per common share-basic and diluted	$0.44	$0.37	$1.29	$1.12

Note 10. Financial Highlights

The following are the financial highlights for a common share outstanding during the nine months ended September 30, 2018 and 2017:

	For the Nine Months Ended September 30,
($ in thousands, except share and per share amounts)	2018	2017
Per share data:
Net asset value, beginning of period	$15.03	$14.85
Net investment income(1)	1.26	1.03
Net realized and unrealized gain (loss) on investments	0.04	0.08
Total from operations	1.30	1.11
Distributions declared from net investment income(2)	(1.06)	(0.69)
Total increase in net assets	0.24	0.42
Net asset value, end of period	$15.27	$15.27
Shares outstanding, end of period	181,631,052	85,413,892
Total Return(3)	8.8%	7.7%
Ratios / Supplemental Data(4)
Ratio of total expenses to average net assets(5)	6.6%	2.9%
Ratio of net investment income to average net assets(5)	10.9%	4.3%
Net assets, end of period	$2,772,849	$1,304,400
Weighted-average shares outstanding	129,234,396	58,741,817
Total capital commitments, end of period	$5,471,588	$4,800,864
Ratio of total contributed capital to total committed capital, end of period	48.3%	25.8%
Portfolio turnover rate	30.4%	19.9%
Year of formation	2015	2015

________________

(1)	The per share data was derived using the weighted average shares outstanding during the period.
(2)	The per share data was derived using actual shares outstanding at the date of the relevant transaction.
(3)	Total return is calculated as the change in net asset value (“NAV”) per share during the period, plus distributions per share, if any, divided by the beginning NAV per share.
(4)	Does not include expenses of investment companies in which the Company invests.
(5)	The ratio reflects an annualized amount, except in the case of non-recurring expenses (e.g. initial organization expenses).

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The information contained in this section should be read in conjunction with “ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS”.  This discussion contains forward-looking statements, which relate to future events or the future performance or financial condition of Owl Rock Capital Corporation and involves numerous risks and uncertainties, including, but not limited to, those described in our Form 10-K for the fiscal year December 31, 2017, and our Form 10-Q, for the fiscal quarter ended March 31, 2018, and in “ITEM 1A. RISK FACTORS.” This discussion also should be read in conjunction with the “Cautionary Statement Regarding Forward Looking Statements” set forth on page 3 of this Quarterly Report on Form 10-Q. Actual results could differ materially from those implied or expressed in any forward-looking statements.

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

From March 3, 2016 (the “Initial Closing”) through March 2, 2018, we conducted private offerings (each, a “Private Offering”) of our common stock to accredited investors in reliance on exemptions from the registration requirements of the Securities Act of 1933, as amended. At the closing of each Private Offering, each investor made a capital commitment (a “Capital Commitment”) to purchase shares of our common stock pursuant to a subscription agreement entered into with the Company. Investors are required to fund drawdowns to purchase shares of our common stock up to the amount of their respective Capital Commitment on an as-needed basis each time we deliver a drawdown notice to our investors. As of September 30, 2018, we had $5.5 billion in total Capital Commitments from investors.  If we have not consummated a listing of our common stock on a national securities exchange (an "Exchange Listing") by March 3, 2021, the five-year anniversary of the Initial Closing, subject to extension for two additional one-year periods, in the sole discretion of the Board, the Board (subject to any necessary shareholder approvals and applicable requirements of the Investment Company Act of 1940 (the “1940 Act”)) will use its commercially reasonable efforts to wind down and/or liquidate and dissolve the Company in an orderly manner.

Placement activities were conducted by our officers and the Adviser. In addition, we entered into agreements with placement agents or broker-dealers to solicit investor Capital Commitments. Fees paid pursuant to these agreements will be paid by our Adviser.

The Adviser also serves as investment adviser to Owl Rock Capital Corporation II. Owl Rock Capital Corporation II is a corporation formed under the laws of the State of Maryland that, like us, has elected to be treated as a business development company (“BDC”) under the 1940 Act. Owl Rock Capital Corporation II’s investment objective is similar to ours, which is to generate current income, and to a lesser extent, capital appreciation by targeting investment opportunities with favorable risk-adjusted returns. As of September 30, 2018, Owl Rock Capital Corporation II had raised gross proceeds of approximately $324.5 million, including seed capital contributed by the Adviser in September 2016 and approximately $10.0 million in gross proceeds raised from certain individuals and entities affiliated with the Adviser.

The Adviser is under common control with Owl Rock Technology Advisors LLC (“ORTA”) and Owl Rock Capital Private Fund Advisors LLC (“ORCPFA”), which also are investment advisers and subsidiaries of Owl Rock Capital Partners. The Adviser, ORTA, ORCPFA and Owl Rock Capital Partners are referred to, collectively, as “Owl Rock.” ORTA serves as investment adviser to Owl Rock Technology Finance Corp. and ORCPFA serves as investment adviser to Owl Rock First Lien Master Fund, L.P. Owl Rock Technology Finance Corp. is a BDC and its investment objective is to maximize total return by generating current income from its debt investments and other income producing securities, and capital appreciation from its equity and equity-linked investments. Owl Rock Technology Finance Corp. has adopted a policy to invest, under normal circumstances, at least 80% of the value of its assets in technology-related companies. Owl Rock First Lien Master Fund intends to originate and make loans to, and make debt investments in, U.S. middle market companies.

We may be prohibited under the 1940 Act from participating in certain transactions with our affiliates without the prior approval of our directors who are not interested persons and, in some cases, the prior approval of the SEC.  We, our Adviser and certain affiliates have been granted exemptive relief by the SEC to permit us to co-invest with other funds managed by our Adviser or certain of its affiliates, including Owl Rock Capital Corporation II and Owl Rock Technology Finance Corp., in a manner consistent with our investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors. Pursuant to such exemptive relief, we generally are permitted to co-invest with certain of our affiliates if a “required majority” (as defined in Section 57(o) of the 1940 Act) of our independent directors make certain conclusions in connection with a co-investment transaction, including that (1) the terms of the transactions, including the consideration to be paid, are reasonable and fair to us and our shareholders and do not involve overreaching by us or our shareholders on the part of any person concerned, (2) the transaction is consistent with the interests of our shareholders and is consistent with our investment objective and strategies, and (3) the investment by our affiliates would not disadvantage us, and our participation would not be on a basis different from or less advantageous than that on which our affiliates are investing. Owl Rock’s investment allocation policy seeks to ensure equitable allocation of investment opportunities between us, Owl Rock Capital Corporation II, Owl Rock Technology Finance Corp. and/or other funds managed by our Adviser or its affiliates. As a result of the exemptive relief, there could be significant overlap in our investment portfolio and the investment portfolio of Owl Rock Capital Corporation II, Owl Rock Technology Finance Corp. and/or other funds established by the Adviser or its affiliates that could avail themselves of the exemptive relief.

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

Our Investment Framework

We are a Maryland corporation organized primarily to originate and make loans to, and make debt and equity investments in, U.S. middle market companies. Our investment objective is to generate current income, and to a lesser extent, capital appreciation by targeting investment opportunities with favorable risk-adjusted returns. Since our Adviser and its affiliates began investment activities in April 2016 through September 30, 2018, our Adviser and its affiliates have originated $8.6 billion aggregate principal amount of investments, of which $7.3 billion of aggregate principal amount of investments prior to any subsequent exits or repayments, was retained by either us or a corporation or fund advised by our Adviser or its affiliates. In addition, since June 2016, we have originated $0.7 billion of aggregate principal amount of investments prior to any subsequent exits or repayments, which was retained by Sebago Lake LLC (“Sebago Lake”). We seek to generate current income primarily in U.S. middle market companies through direct originations of senior secured loans or originations of unsecured loans, subordinated loans or mezzanine loans and, to a lesser extent, investments in equity-related securities including warrants, preferred stock and similar forms of senior equity.

We define “middle market companies” generally to mean companies with earnings before interest expense, income tax expense, depreciation and amortization, or “EBITDA,” between $10 million and $250 million annually and/or annual revenue of $50 million to $2.5 billion at the time of investment, although we may on occasion invest in smaller or larger companies if an opportunity presents itself.

We expect that generally our portfolio composition will be majority debt or income producing securities, which may include “covenant-lite” loans (as defined below), with a lesser allocation to equity or equity-linked opportunities. In addition, we may invest a portion of our portfolio in opportunistic investments, which will not be our primary focus, but will be intended to enhance returns to our Shareholders. These investments may include high-yield bonds and broadly-syndicated loans. In addition, we generally do not intend to invest more than 20% of our total assets in companies whose principal place of business is outside the United States, although we do not generally intend to invest in companies whose principal place of business is in an emerging market. Our portfolio composition may fluctuate from time to time based on market conditions and interest rates.

Covenants are contractual restrictions that lenders place on companies to limit the corporate actions a company may pursue. Generally, the loans in which we expect to invest will have financial maintenance covenants, which are used to proactively address materially adverse changes in a portfolio company’s financial performance. However, to a lesser extent, we may invest in “covenant-lite” loans. We use the term “covenant-lite” to refer generally to loans that do not have a complete set of financial maintenance covenants. Generally, “covenant-lite” loans provide borrower companies more freedom to negatively impact lenders because their covenants are incurrence-based, which means they are only tested and can only be breached following an affirmative action of the borrower, rather than by a deterioration in the borrower’s financial condition. Accordingly, to the extent we invest in “covenant-lite” loans, we may have fewer rights against a borrower and may have a greater risk of loss on such investments as compared to investments in or exposure to loans with financial maintenance covenants.

As of September 30, 2018, our average debt investment size in each of our portfolio companies was approximately $72.2 million based on fair value. As of September 30, 2018, our portfolio companies (excluding the investment in Sebago Lake) had weighted average annual revenue of $373 million and weighted average annual EBITDA of $69 million.

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

Revenues

We generate revenues primarily in the form of interest income from the investments we hold. In addition, we may generate income from dividends on either direct equity investments or equity interests obtained in connection with originating loans, such as options, warrants or conversion rights. Our debt investments typically have a term of three to ten years. As of September 30, 2018, 100.0% of our debt investments based on fair value bear interest at a floating rate, subject to interest rate floors, in certain cases. Interest on our debt investments is generally payable either monthly or quarterly.

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

Leverage

The amount of leverage we use in any period depends on a variety of factors, including cash available for investing, the cost of financing and general economic and market conditions. Generally, our total borrowings are limited so that we cannot incur additional borrowings, including through the issuance of additional debt securities, if such additional indebtedness would cause our asset coverage ratio to fall below 200%, as defined in the 1940 Act; however, recent legislation has modified the 1940 Act by allowing a BDC to increase the maximum amount of leverage it may incur from an asset coverage ratio of 200% to an asset coverage ratio of 150%, if certain requirements are met. The reduced asset coverage requirement would permit a BDC to double the amount of leverage it could incur. We are permitted to increase our leverage capacity if shareholders representing at least a majority of the votes cast, when quorum is met, approve a proposal to do so. If we receive such shareholder approval, we would be permitted to increase our leverage capacity on the first day after such approval. Alternatively, we may increase the maximum amount of leverage we may incur to an asset coverage ratio of 150% if the required majority (as defined in Section 57(o) of the 1940 Act) of the independent members of our Board approves such increase with such approval becoming effective after one year. In either case, we would be required to extend to our shareholders, as of the date of such approval, the opportunity to sell the shares of common stock that they hold and we would be required to make certain disclosures on our website and in SEC filings regarding, among other things, the receipt of approval to increase our leverage, our leverage capacity and usage, and risks related to leverage. For shareholders accepting such an offer, the Company would be required to repurchase 25% of such shareholders’ eligible shares in each of the four calendar quarters following the calendar quarter in which the approval occurs. In addition, before incurring any such additional leverage, we would have to renegotiate or receive a waiver from the contractual leverage limitations under our existing credit facilities and notes.

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

Robust Demand for Debt Capital. We believe U.S. middle market companies will continue to require access to debt capital to refinance existing debt, support growth and finance acquisitions. In addition, we believe the large amount of uninvested capital held by funds of private equity firms, estimated by Preqin Ltd., an alternative assets industry data and research company, to be $1.14 trillion as of September 2018, will continue to drive deal activity. We expect that private equity sponsors will continue to pursue acquisitions and leverage their equity investments with secured loans provided by companies such as us.

The Middle Market is a Large Addressable Market. According to GE Capital’s National Center for the Middle Market 3rd quarter 2018 Middle Market Indicator, there are approximately 200,000 U.S. middle market companies, which have approximately 47.9 million aggregate employees. Moreover, the U.S. middle market accounts for one-third of private sector gross domestic product (“GDP”). GE defines U.S. middle market companies as those between $10 million and $1 billion in annual revenue, which we believe has significant overlap with our definition of U.S. middle market companies.

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

Portfolio and Investment Activity

As of September 30, 2018, based on fair value, our portfolio consisted of 75.5% first lien senior secured debt investments, 22.3% second lien senior secured debt investments, 2.2% investment funds and vehicles, and less than 1% equity investments.

As of September 30, 2018, our weighted average total yield of the portfolio at fair value and amortized cost was 9.4% and 9.4%, respectively, and our weighted average yield of debt and income producing securities at fair value and amortized cost was 9.4% and 9.4%, respectively.

As of September 30, 2018 we had debt investments in 65 portfolio companies (including Sebago Lake) with an aggregate fair value of $4.7 billion.

Our investment activity for the three months ended September 30, 2018 and 2017 is presented below (information presented herein is at par value unless otherwise indicated).

	For the Three Months Ended September 30,
($ in thousands)	2018	2017
New investment commitments
Gross originations	$2,019,388	$729,968
Less: Sell downs	(303,690)	(110,000)
Total new investment commitments	$1,715,698	$619,968
Principal amount of investments funded:
First-lien senior secured debt investments	$1,160,059	$428,970
Second-lien senior secured debt investments	311,137	114,500
Equity investments	—	—
Investment funds and vehicles	9,629	41,119
Total principal amount of investments funded	$1,480,825	$584,589
Principal amount of investments sold or repaid:
First-lien senior secured debt investments	$(97,259)	$(117,351)
Second-lien senior secured debt investments	(145,350)	(63,500)
Equity investments	(2,760)	—
Investment funds and vehicles	—	—
Total principal amount of investments sold or repaid	$(245,369)	$(180,851)
Number of new investment commitments in new portfolio companies(1)	17	7
Average new investment commitment amount	$93,492	$64,571
Weighted average term for new investment commitments (in years)	6.1	6.2
Percentage of new debt investment commitments at floating rates	100.0%	100.0%
Percentage of new debt investment commitments at fixed rates	0.0%	0.0%
Weighted average interest rate of new investment commitments(2)	8.1%	8.1%
Weighted average spread over LIBOR of new floating rate investment commitments	5.7%	6.8%

________________

(1)	Number of new investment commitments represents commitments to a particular portfolio company.
(2)	Assumes each floating rate commitment is subject to the greater of the interest rate floor (if applicable) or 3-month LIBOR, which was 2.40% and 1.30% as of September 30, 2018 and 2017, respectively.

As of September 30, 2018 and December 31, 2017, our investments consisted of the following:

	September 30, 2018		December 31, 2017
($ in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
First-lien senior secured debt investments	$3,523,694	$3,542,802	$1,640,301	$1,652,021
Second-lien senior secured debt investments	1,044,697	1,047,485	664,825	669,376
Equity investments	340	304	2,760	2,760
Investment funds and vehicles(1)	102,763	102,321	65,028	65,599
Total Investments	$4,671,494	$4,692,912	$2,372,914	$2,389,756

________________

(1)	Includes investment in Sebago Lake.

The table below describes investments by industry composition based on fair value as of September 30, 2018 and December 31, 2017:

	September 30, 2018	December 31, 2017
Advertising and media	3.9%	3.3%
Aerospace and defense	—	2.1
Automotive	3.2	—
Buildings and real estate	5.3	5.2
Business services	9.3	8.8
Chemicals	1.2	—
Consumer products	2.5	4.7
Containers and packaging	2.1	2.3
Distribution	7.1	13.3
Education	3.8	—
Energy equipment and services	1.4	6.1
Financial services	2.0	3.6
Food and beverage	7.5	5.5
Healthcare providers and services	6.5	7.6
Healthcare technology	0.9	—
Household products	1.1	3.0
Human resource support services	—	1.9
Infrastructure and environmental services	4.2	3.1
Insurance	0.7	1.4
Internet software and services	9.1	7.4
Investment funds and vehicles (1)	2.2	2.7
Leisure and entertainment	4.7	7.6
Manufacturing	2.2	3.3
Oil and gas	5.9	1.6
Professional services	6.7	2.4
Specialty retail	3.5	1.6
Telecommunications	0.7	—
Transportation	2.3	1.5
Total	100.0%	100.0%
________________

(1)	Includes investment in Sebago Lake.

The table below describes investments by geographic composition based on fair value as of September 30, 2018 and December 31, 2017:

	September 30, 2018	December 31, 2017
United States:
Midwest	11.0%	16.9%
Northeast	20.3	15.7
South	41.5	42.1
West	22.6	17.9
Belgium	1.9	2.5
Canada	1.2	3.3
United Kingdom	1.5	1.6
Total	100.0%	100.0%

The weighted average yields and interest rates of our investments at fair value as of September 30, 2018 and December 31, 2017 were as follows:

	September 30, 2018	December 31, 2017
Weighted average total yield of portfolio	9.4%	8.8%
Weighted average total yield of debt and income producing securities	9.4%	8.8%
Weighted average interest rate of debt securities	9.0%	8.5%
Weighted average spread over LIBOR of all floating rate investments	6.5%	7.1%

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
1

Investments rated 1 involve the least amount of risk to our initial cost basis. The borrower is performing above expectations, and the trends and risk factors for this investment since origination or acquisition are generally favorable;

2

Investments rated 2 involve an acceptable level of risk that is similar to the risk at the time of origination or acquisition. The borrower is generally performing as expected and the risk factors are neutral to favorable. All investments or acquired investments in new portfolio companies are initially assessed a rating of 2;

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

The following table shows the composition of our portfolio on the 1 to 5 rating scale as of September 30, 2018 and December 31, 2017:

	September 30, 2018		December 31, 2017
Investment Rating	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
($ in thousands)
1	$450,379	9.6%	$152,773	6.4%
2	4,002,002	85.3	2,142,023	89.6
3	240,531	5.1	94,960	4.0
4	—	—	—	—
5	—	—	—	—
Total	$4,692,912	100.0%	$2,389,756	100.0%

The following table shows the amortized cost of our performing and non-accrual debt investments as of September 30, 2018 and December 31, 2017:

	September 30, 2018		December 31, 2017
($ in thousands)	Amortized Cost	Percentage	Amortized Cost	Percentage
Performing	$4,568,391	100.0%	$2,305,126	100.0%
Non-accrual	—	—	—	—
Total	$4,568,391	100.0%	$2,305,126	100.0%

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

Sebago Lake LLC

Sebago Lake, a Delaware limited liability company, was formed as a joint venture between us and The Regents of the University of California (“Regents”) and commenced operations on June 20, 2017. Sebago Lake’s principal purpose is to make investments, primarily in senior secured loans that are made to middle-market companies or in broadly syndicated loans. Both we and Regents (the “Members”) have a 50% economic ownership in Sebago Lake. Except under certain circumstances, contributions to Sebago Lake cannot be redeemed. Each of the Members initially agreed to contribute up to $100 million to Sebago Lake. On July 26, 2018, each of the Members increased their contribution to Sebago Lake up to an aggregate of $125 million. As of September 30, 2018, each Member has funded $102.8 million of their respective $125 million commitments. Sebago Lake is managed by the Members, each of which have equal voting rights. Investment decisions must be approved by each of the Members.

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

As of September 30, 2018 and December 31, 2017, Sebago Lake had total investments in senior secured debt at fair value of $572.0 million and $330.0 million, respectively. The determination of fair value is in accordance with ASC 820; however, such fair value is not included in our Board’s valuation process. The following table is a summary of Sebago Lake’s portfolio as well as a listing of the portfolio investments in Sebago Lake’s portfolio as of September 30, 2018 and December 31, 2017:

($ in thousands)	September 30, 2018	December 31, 2017
Total senior secured debt investments(1)	$579,285	$332,499
Weighted average spread over LIBOR(1)	4.57%	4.71%
Number of portfolio companies	18	12
Largest funded investment to a single borrower(1)	$49,748	$46,646

________________

(1)	At par.

Sebago Lake's Portfolio as of September 30, 2018 ($ in thousands)
Company(1)(2)(4)(5)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(3)	Fair Value	Percentage of Members' Equity
Debt Investments
Aerospace and defense
Applied Composites Holdings, LLC (fka AC&A Enterprises Holdings, LLC)(8)	First lien senior secured loan	L + 5.50%	12/21/2023	$35,636	$34,998	$34,995	17.1%
Applied Composites Holdings, LLC (fka AC&A Enterprises Holdings, LLC)(11)(12)(14)	First lien senior secured revolving loan	L + 5.50%	12/21/2023	-	(51)	(54)	-%
				35,636	34,947	34,941	17.1%
Consumer products
Decolin Inc. (dba Laces Group, Inc.)(6)	First lien senior secured loan	L + 4.50%	12/27/2023	16,549	16,485	16,483	8.1%
Education
SSH Group Holdings, Inc. (dba Stratford School)(8)	First lien senior secured loan	L + 4.25%	7/30/2025	32,500	32,422	32,435	15.8%
Food and beverage
DecoPac, Inc.(8)	First lien senior secured loan	L + 4.25%	9/30/2024	21,214	21,125	21,129	10.3%
DecoPac, Inc.(11)(12)(14)	First lien senior secured revolving loan	L + 4.25%	9/29/2023	-	(15)	(14)	-%
FQSR, LLC (dba KBP Investments)(8)	First lien senior secured loan	L + 5.50%	5/14/2023	24,818	24,471	24,471	12.0%
FQSR, LLC (dba KBP Investments)(7)(11)(13)(14)	First lien senior secured delayed draw term loan	L + 5.50%	5/14/2020	408	323	322	0.2%
Give & Go Prepared Foods Corp.(8)	First lien senior secured loan	L + 4.25%	7/29/2023	24,750	24,698	23,018	11.2%
Sovos Brands Intermediate, Inc.(7)	First lien senior secured loan	L + 4.50%	7/18/2024	42,811	41,700	42,725	20.9%
Sovos Brands Intermediate, Inc.(8)(11)(14)	First lien senior secured revolving loan	L + 4.50%	7/18/2022	1,892	1,786	1,878	0.9%
				115,893	114,088	113,529	55.5%
Healthcare equipment and supplies
Beaver-Visitec International Holdings, Inc.(8)	First lien senior secured loan	L + 4.00%	8/19/2023	40,119	39,927	39,919	19.5%
Cadence, Inc.(6)	First lien senior secured loan	L + 4.50%	5/21/2025	24,661	24,077	24,069	11.8%
Cadence, Inc.(11)(12)(14)	First lien senior secured revolving loan	L + 4.50%	5/21/2025	-	(170)	(169)	(0.1)%
				64,780	63,834	63,819	31.2%
Healthcare providers and services
Covenant Surgical Partners, Inc.(8)	First lien senior secured loan	L + 4.50%	10/4/2024	29,797	29,733	29,738	14.5%
Infrastructure and environmental services
CHA Holding, Inc.(8)	First lien senior secured loan	L + 4.50%	4/10/2025	24,938	24,831	24,813	12.1%
CHA Holding, Inc.(11)(12)(13)(14)	First lien senior secured delayed draw term loan	L + 4.50%	10/10/2019	-	(25)	(27)	-%
				24,938	24,806	24,786	12.1%
Insurance
Integro Parent Inc.(8)	First lien senior secured loan	L + 5.75%	10/30/2022	44,770	44,560	44,546	21.8%
Integro Parent Inc.(9)(11)(14)	First lien senior secured revolving loan	L + 5.25%	10/30/2021	413	385	383	0.2%
USRP Holdings, Inc. (dba U.S. Retirement and Benefits Partners)(8)	First lien senior secured loan	L + 4.25%	3/29/2025	34,911	34,156	34,109	16.6%

Sebago Lake's Portfolio as of September 30, 2018 ($ in thousands)
Company(1)(2)(4)(5)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(3)	Fair Value	Percentage of Members' Equity
USRP Holdings, Inc. (dba U.S. Retirement and Benefits Partners)(11)(12)(14)	First lien senior secured revolving loan	L + 4.25%	3/29/2023	-	(168)	(173)	(0.1)%
USRP Holdings, Inc. (dba U.S. Retirement and Benefits Partners)(8)(11)(13)	First lien senior secured delayed draw term loan	L + 4.25%	3/29/2020	5,000	4,797	4,799	2.3%
Worley Claims Services, LLC(6)	First lien senior secured loan	L + 5.50%	8/7/2022	17,119	16,989	17,119	8.4%
Worley Claims Services, LLC(11)(12)(13)(14)	First lien senior secured delayed draw term loan	L + 5.50%	2/7/2019	-	(30)	-	-%
				102,213	100,689	100,783	49.2%
Internet software and services
DigiCert, Inc.(6)(10)	First lien senior secured loan	L + 4.00%	10/31/2024	42,893	42,710	42,935	21.0%
Leisure and entertainment
Interstate Hotels & Resorts, Inc(6)	First lien senior secured loan	L + 4.00%	5/3/2022	49,748	48,718	48,604	23.8%
Manufacturing
ACProducts, Inc.(8)	First lien senior secured loan	L + 4.75%	1/3/2022	49,375	48,907	48,881	23.9%
Transportation
Uber Technologies, Inc.(6)(10)	First lien senior secured loan	L + 4.00%	4/4/2025	14,963	14,892	15,037	7.3%
Total Debt Investments				$579,285	$572,231	$571,971	279.5%
Total Investments				$579,285	$572,231	$571,971	279.5%

________________

(1)	Certain portfolio company investments are subject to contractual restrictions on sales.
(2)	Unless otherwise indicated, Sebago Lake’s portfolio companies are pledged as collateral supporting the amounts outstanding under Sebago Lake’s credit facility.
(3)	The amortized cost represents the original cost adjusted for the amortization of discounts and premiums, as applicable, on debt investments using the effective interest method.
(4)	Unless otherwise indicated, all investments are considered Level 3 investments.
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

(6)	The interest rate on these loans is subject to 1 month LIBOR, which as of September 30, 2018 was 2.26%.
(7)	The interest rate on these loans is subject to 2 month LIBOR, which as of September 30, 2018 was 2.31%.
(8)	The interest rate on these loans is subject to 3 month LIBOR, which as of September 30, 2018 was 2.40%.
(9)	The interest rate on these loans is subject to Prime, which as of September 30, 2018 was 5.25%.
(10)	Level 2 investment.
(11)	Position or portion thereof is an unfunded loan commitment.
(12)

The negative cost is the result of the capitalized discount being greater than the principal amount outstanding on the loan. The negative fair value is the result of the capitalized discount on the loan.

(13)	The date disclosed represents the commitment period of the unfunded term loan. Upon expiration of the commitment period, the funded portion of the term loan may be subject to a longer maturity date.
(14)	Investment is not pledged as collateral under Sebago Lake’s credit facility.

Sebago Lake's Portfolio as of December 31, 2017 ($ in thousands)
Company(1)(2)(4)(5)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(3)	Fair Value	Percentage of Members' Equity
Debt Investments
Aerospace and defense
AC&A Enterprises Holdings, LLC(8)	First lien senior secured loan	L + 5.50%	12/21/2023	$31,695	$31,062	$31,061	23.7%
AC&A Enterprises Holdings, LLC(9)(10)(12)	First lien senior secured delayed draw term loan	L + 5.50%	12/21/2023	-	(42)	(42)	-%
AC&A Enterprises Holdings, LLC(9)(10)(12)	First lien senior secured revolving loan	L + 5.50%	12/21/2022	-	(60)	(60)	-%
				31,695	30,960	30,959	23.7%
Distribution
FCX Holdings Corp.(6)	First lien senior secured loan	L + 4.25%	8/4/2020	26,626	26,501	26,493	20.2%
Sierra Acquisition, Inc(6)(13)	First lien senior secured loan	L + 4.25%	11/10/2024	20,000	19,912	20,160	15.4%
				46,626	46,413	46,653	35.6%
Education
SSH Group Holdings, Inc.(7)	First lien senior secured loan	L + 5.00%	10/2/2024	17,500	17,331	17,325	13.2%
Food and beverage
DecoPac, Inc.(7)	First lien senior secured loan	L + 4.25%	9/30/2024	21,214	21,116	21,108	16.1%
DecoPac, Inc.(7)(9)(12)	First lien senior secured revolving loan	L + 4.25%	9/29/2023	1,143	1,126	1,125	0.9%
Give & Go Prepared Foods Corp.(7)	First lien senior secured loan	L + 4.25%	7/29/2023	24,938	24,878	24,875	19.0%
Sovos Brands Intermediate, Inc.(7)	First lien senior secured loan	L + 4.50%	7/18/2024	43,135	41,899	41,927	32.0%
Sovos Brands Intermediate, Inc.(9)(10)(12)	First lien senior secured revolving loan	L + 4.50%	7/18/2022	-	(127)	(122)	(0.1)%
				90,430	88,892	88,913	67.9%
Healthcare equipment and services
Beaver-Visitec International Holdings, Inc.(7)	First lien senior secured loan	L + 5.00%	8/21/2023	46,646	46,201	46,179	35.2%
Covenant Surgical Partners, Inc.(7)	First lien senior secured loan	L + 4.75%	10/4/2024	23,077	23,023	23,021	17.5%
Covenant Surgical Partners, Inc.(7)(9)(12)	First lien senior secured delayed draw term loan	L + 4.75%	10/4/2024	1,277	1,260	1,260	1.0%
				71,000	70,484	70,460	53.7%
Insurance
Worley Claims Services, LLC(6)	First lien senior secured loan	L + 5.50%	8/7/2022	17,248	17,098	17,095	13.0%
Worley Claims Services, LLC(9)(10)(11)(12)	First lien senior secured delayed draw term loan	L + 5.50%	2/7/2019	-	(35)	(38)	-%
				17,248	17,063	17,057	13.0%
Internet software and services
DigiCert, Inc.(7)(13)	First lien senior secured loan	L + 4.75%	10/31/2024	43,000	42,799	43,516	33.2%
Manufacturing
Blount International, Inc.(6)	First lien senior secured loan	L + 4.25%	4/12/2023	15,000	14,964	15,165	11.3%
Total Debt Investments				$332,499	$328,906	$330,048	251.6%
Total Investments				$332,499	$328,906	$330,048	251.6%

________________

(1)	Certain portfolio company investments are subject to contractual restrictions on sales.
(2)	Unless otherwise indicated, Sebago Lake’s portfolio companies are pledged as collateral supporting the amounts outstanding under Sebago Lake’s credit facility.

(3)	The amortized cost represents the original cost adjusted for the amortization of discounts and premiums, as applicable, on debt investments using the effective interest method.
(4)	Unless otherwise indicated, all investments are considered Level 3 investments.
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

(11)	The date disclosed represents the commitment period of the unfunded term loan. Upon expiration of the commitment period, the funded portion of the term loan may be subject to a longer maturity date.
(12)	Investment is not pledged as collateral under Sebago Lake’s credit facility.
(13)	Level 2 investment.

Below is selected balance sheet information for Sebago Lake as of September 30, 2018 and December 31, 2017:

($ in thousands)	September 30, 2018 (Unaudited)	December 31, 2017
Assets
Investments at fair value (amortized cost of $572,231 and $328,906, respectively)	$571,971	$330,048
Cash	10,518	7,519
Receivable for investments sold	14,943	—
Interest receivable	2,136	1,300
Prepaid expenses and other assets	39	71
Total Assets	$599,607	$338,938
Liabilities
Debt (net of unamortized debt issuance costs of $5,740 and $4,330, respectively)	$382,989	$201,419
Loan origination and structuring fees payable	4,046	3,378
Distributions payable	4,452	250
Accrued expenses and other liabilities	3,479	2,692
Total Liabilities	394,966	207,739
Members' Equity
Members' Equity	204,641	131,199
Members' Equity	204,641	131,199
Total Liabilities and Members' Equity	$599,607	$338,938

Below is selected statement of operations information for Sebago Lake for the three and nine months ended September 30, 2018 and 2017:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2018	2017	2018	2017
Investment Income
Interest income	$10,772	1,675	$25,478	1,675
Other income	333	18	553	18
Total Investment Income	11,105	1,693	26,031	1,693
Expenses
Initial organization	—	5	—	103
Loan origination and structuring fee	1,227	1,978	4,046	1,978
Interest expense	4,812	577	11,338	577
Professional fees	209	145	621	145
Total Expenses	6,248	2,705	16,005	2,803
Net Investment Income Before Taxes	4,857	(1,012)	10,026	(1,110)
Taxes	402	—	402	—
Net Investment Income After Taxes	$4,455	$(1,012)	$9,624	$(1,110)
Net Realized and Unrealized Gain (Loss) on Investments
Net Unrealized Gain (Loss) on Investments	284	(86)	(1,402)	(86)
Net Realized Gain (Loss) on Investments	50	—	50	—
Total Net Unrealized Gain (Loss) on Investments	334	(86)	(1,352)	(86)
Net Increase in Members' Equity Resulting from Operations	$4,789	$(1,098)	$8,272	$(1,196)

On August 9, 2017, Sebago Lake Financing LLC and SL Lending LLC, wholly-owned subsidiaries of Sebago Lake, entered into a credit facility with Goldman Sachs Bank USA. Goldman Sachs Bank USA serves as the sole lead arranger, syndication agent and administrative agent, and State Street Bank and Trust Company serves as the collateral administrator and agent. The credit facility includes a maximum borrowing capacity of $400 million. As of September 30, 2018, there was $388.7 million outstanding under the credit facility. For the three and nine months ended September 30, 2018 and September 30, 2017, the components of interest expense were as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
($ in thousands)	2018	2017	2018	2017
Interest expense	$4,391	$506	$10,186	$506
Amortization of debt issuance costs	421	71	1,152	71
Total Interest Expense	$4,812	$577	$11,338	$577
Average interest rate	4.5%	3.5%	4.3%	3.5%
Average daily borrowings	$377,583	$101,044	$311,108	$101,044

Loan Origination and Structuring Fees

If the loan origination and structuring fees earned by Sebago Lake during a fiscal period exceed Sebago Lake’s expenses and other obligations (excluding financing costs), such excess is allocated to the Member(s) responsible for the origination of the loans pro rata in accordance with the total loan origination and structuring fees earned by Sebago Lake with respect to the loans originated by such Member; provided, that in no event will the amount allocated to a Member exceed 1% of the par value of the loans originated by such Member in any fiscal year. The loan origination and structuring fee is accrued quarterly and included in other income from controlled, affiliated investments on our Consolidated Statements of Operations and paid annually. For the three and nine months  ended September 30, 2018, we accrued income based on loan origination and structuring fees of $1.2 million and $4.0 million, respectively. For the period ended September 30, 2017, we did not accrue income based on loan origination and structuring fees.

Results of Operations

The following table represents the operating results for the three and nine months ended September 30, 2018 and 2017:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
($ in millions)	2018	2017	2018	2017
Total Investment Income	$110.5	$47.4	$262.0	$103.5
Less: Expenses	38.6	19.0	98.6	43.0
Net Investment Income (Loss) Before Taxes	$71.9	$28.4	$163.4	$60.5
Less: Income taxes, including excise taxes	0.2	—	0.8	—
Net Investment Income (Loss) After Taxes	$71.7	$28.4	$162.6	$60.5
Net change in unrealized gain (loss)	(3.6)	(1.6)	4.3	4.6
Net realized gain (loss)	4.2	0.5	0.4	0.5
Net Increase (Decrease) in Net Assets Resulting from Operations	$72.3	$27.3	$167.3	$65.6

Net increase (decrease) in net assets resulting from operations can vary from period to period as a result of various factors, including the level of new investment commitments, expenses, the recognition of realized gains and losses and changes in unrealized appreciation and depreciation on the investment portfolio.

Investment Income

Investment income for the three and nine months ended September 30, 2018 and 2017 were as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
($ in millions)	2018	2017	2018	2017
Interest from investments	$104.9	$44.4	$246.1	$99.3
Dividend income	2.2	—	5.1	—
Other income	3.4	3.0	10.8	4.2
Total investment income	$110.5	$47.4	$262.0	$103.5

For the three months ended September 30, 2018 and 2017

Investment income increased to $110.5 million for the three months ended September 30, 2018 from $47.4 million for the same period in prior year primarily due to an increase in interest income as a result of an increase in our investment portfolio. Our investment portfolio, at par, increased from $2.2 billion as of September 30, 2017, to $4.8 billion as of September 30, 2018. In addition to the growth in the portfolio, the incremental increase in investment income was due to dividend income earned from our investment in Sebago Lake of $2.2 million during the three months ended September 30, 2018 that we did not earn during the three months ended September 30, 2017 and an increase of $0.4 million in other income, primarily driven by incremental fee income.

For the nine months ended September 30, 2018 and 2017

Investment income increased to $262.0 million for the nine months ended September 30, 2018 from $103.5 million for the same period in prior year primarily due to an increase in interest income as a result of an increase in our investment portfolio. Our investment portfolio, at par, increased from $2.2 billion as of September 30, 2017, to $4.8 billion as of September 30, 2018. In addition to the growth in the portfolio, the incremental increase in investment income was due to dividend income earned from our investment in Sebago Lake of $5.1 million during the nine months ended September 30, 2018 that we did not earn during the nine months ended September 30, 2017 and an increase of $6.6 million in other income, primarily driven by incremental fee income.

Expenses

Expenses for the three and nine months ended September 30, 2018 and 2017 were as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
($ in millions)	2018	2017	2018	2017
Interest expense	$21.4	$7.3	$50.5	15.6
Management fee	13.3	8.6	38.1	19.9
Professional fees	2.5	1.5	5.6	4.0
Directors' fees	0.1	0.1	0.4	0.3
Other general and administrative	1.3	1.5	4.0	3.2
Total expenses	$38.6	$19.0	$98.6	$43.0

Under the terms of the Administration Agreement, we reimburse the Adviser for services performed for us. In addition, pursuant to the terms of the Administration Agreement, the Adviser may delegate its obligations under the Administration Agreement to an affiliate or to a third party and we reimburse the Adviser for any services performed for us by such affiliate or third party.

For the three months ended September 30, 2018 and 2017

Total expenses increased to $38.6 million for the three months ended September 30, 2018 from $19.0 million for the same period in the prior year primarily due to an increase in management fees and interest expense. The increase in management fees of $4.7 million is primarily due to an increase in gross assets and unfunded equity commitments. The increase in interest expense of $14.1 million is driven by both an increase in average daily borrowings to $1.8 billion from $0.8 billion period over period, and an increase in the average interest rate to 4.25% from 3.03% period over period.

For the nine months ended September 30, 2018 and 2017

Total expenses increased to $98.6 million for the nine months ended September 30, 2018 from $43.0 million for the same period in the prior year primarily due to an increase in management fees and interest expense. The increase in management fees of $18.2 million is primarily due to an increase in gross assets and unfunded equity commitments. The increase in interest expense of $34.9 million is driven by both an increase in average daily borrowings to $1.5 billion from $0.6 billion period over period, and an increase in the average interest rate to 4.02% from 2.73% period over period.

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

For the three and nine months ended September 30, 2018, we recorded expenses of $0.2 million and $0.8 million for U.S. federal excise tax, respectively. For the three and nine months ended September 30, 2017, we recorded $0.03 and $0.04 million for U.S. federal excise tax, respectively.

Net Unrealized Gains (Losses) on Investments

We fair value our portfolio investments quarterly and any changes in fair value are recorded as unrealized gains or losses.  During the three and nine months ended September 30, 2018 and 2017, net unrealized gains (losses) on our investment portfolio were comprised of the following:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
($ in millions)	2018	2017	2018	2017
Net unrealized gain (loss) on investments	$(3.6)	$(1.6)	$4.3	$4.6
Net unrealized gain (loss) on investments	$(3.6)	$(1.6)	$4.3	$4.6

Net Realized Gains (Losses) on Investments

The realized gains and losses on fully exited and partially exited portfolio companies during the three and nine months ended September 30, 2018 and 2017 were comprised of the following:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
($ in millions)	2018	2017	2018	2017
Net realized gain (loss) on investments	$4.2	0.5	$0.4	0.5
Net realized gain (loss) on investments	$4.2	$0.5	$0.4	$0.5

Realized Gross Internal Rate of Return

Since we began investing in 2016 through September 30, 2018, our exited investments have resulted in an aggregate cash flow realized gross internal rate of return to us of 11.2% (based on total capital invested of $1.1 billion and total proceeds from these exited investments of $1.2 billion). Eighty percent of these exited investments resulted in an aggregate cash flow realized gross internal rate of return (“IRR”) to us of 10% or greater.

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

We may from time to time enter into additional debt facilities, increase the size of our existing credit facilities or issue additional debt securities. Any such incurrence or issuance would be subject to prevailing market conditions, our liquidity requirements, contractual and regulatory restrictions and other factors. In accordance with the 1940 Act, with certain limited exceptions, we are only allowed to incur borrowings, issue debt securities or issue preferred stock, if immediately after the borrowing or issuance, the ratio of total assets (less total liabilities other than indebtedness) to total indebtedness plus preferred stock, is at least 200% (or 150% if certain conditions are met). As of September 30, 2018 and December 31, 2017, our asset coverage ratio was 237% and 258%, respectively. We seek to carefully consider our unfunded commitments for the purpose of planning our ongoing financial leverage. Further, we maintain sufficient borrowing capacity within the 200% (or 150% if certain conditions are met) asset coverage limitation to cover any outstanding unfunded commitments we are required to fund.

Cash and restricted cash as of September 30, 2018, taken together with our uncalled Capital Commitments of $2.9 billion, is expected to be sufficient for our investing activities and to conduct our operations in the near term. As of September 30, 2018, we had $305.4 million available under our credit facilities.

As of September 30, 2018, we had $151.9 million in cash and restricted cash. During the nine months ended September 30, 2018, we used $2.1 billion in cash for operating activities, primarily as a result of funding portfolio investments of $3.4 billion, partially offset by sell downs of $1.2 billion and other operating activity of $0.1 billion. Lastly, cash provided by financing activities was $2.2 billion during the period, which was the result of proceeds from net borrowings on our credit facilities, net of debt issuance costs, of $1.0 billion and proceeds from the issuance of shares, net of offering costs paid, of $1.2 billion.

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

During the nine months ended September 30, 2018, we delivered the following capital call notices to our investors:

Capital Drawdown Notice Date	Common Share Issuance Date	Number of Common Shares Issued	Aggregate Offering Price ($ in millions)
March 5, 2018	March 16, 2018	11,347,030	$175.0
April 5, 2018	April 18, 2018	13,149,244	200.0
June 14, 2018	June 27, 2018	12,901,364	200.0
July 10, 2018	July 23, 2018	13,053,380	200.0
July 24, 2018	August 6, 2018	9,733,940	150.0
August 7, 2018	August 20, 2018	19,404,916	300.0
Total		79,589,874	$1,225.0

On September 21, 2018, we delivered a capital drawdown notice to our investors relating to the sale of approximately 9,803,922 shares of our common stock, par value $0.01 per share, expected to close on or about October 4, 2018, for an aggregate offering price of $150.0 million

During the nine months ended September 30, 2017, we delivered the following capital call notices to our investors:

Capital Drawdown Notice Date	Common Share Issuance Date	Number of Common Shares Issued	Aggregate Offering Price ($ in millions)
April 14, 2017	April 28, 2017	6,600,659	$100.0
May 11, 2017	May 24, 2017	8,350,033	125.0
May 26, 2017	June 9, 2017	9,966,777	150.0
August 23, 2017	September 6, 2017	3,297,331	50.0
September 15, 2017	September 28, 2017	9,813,875	149.9
Total		38,028,675	$574.9

Distributions

The following table reflects the distributions declared on shares of our common stock during the nine months ended September 30, 2018:

	September 30, 2018
Date Declared	Record Date	Payment Date	Distribution per Share
March 2, 2018	March 31, 2018	April 30, 2018	$0.33
June 22, 2018	June 30, 2018	August 15, 2018	$0.34
August 7, 2018	September 30, 2018	November 15, 2018	$0.39

On November 6, 2018, our Board declared a distribution of 90% of our estimated fourth quarter taxable income, and net capital gains, if any, for shareholders of record on December 31, 2018, payable on or before January 31, 2019.

The following table reflects the distributions declared on shares of our common stock during the nine months ended September 30, 2017:

	September 30, 2017
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

The following table reflects the common stock issued pursuant to the dividend reinvestment plan during the nine months ended September 30, 2018:

Date Declared	Record Date	Payment Date	Shares
November 7, 2017	December 31, 2017	January 31, 2018	1,231,796
March 2, 2018	March 31, 2018	April 30, 2018	1,310,272
June 22, 2018	June 30, 2018	August 15, 2018	1,539,516

The following table reflects the common stock issued pursuant to the dividend reinvestment plan during the nine months ended September 30, 2017:

Date Declared	Record Date	Payment Date	Shares
March 7, 2017	March 7, 2017	March 15, 2017	270,178
May 9, 2017	May 9, 2017	May 15, 2017	504,892
August 8, 2017	August 8, 2017	August 15, 2017	776,833

Repurchase Offers

During the three and nine months ended September 30, 2018, we did not make an offer to repurchase issued and outstanding shares.

During the three and nine months ended September 30, 2017, we offered to repurchase up to $50 million of issued and outstanding shares of common stock at a purchase price of $15.09 per share. The offer to repurchase expired on April 11, 2017 and no shares were repurchased. We will not affect any other repurchase prior to the earlier of (i) an Exchange Listing and (ii) such time as all of the Capital Commitments have been fully drawn down.

Debt

Aggregate Borrowings

Debt obligations consisted of the following as of September 30, 2018 and December 31, 2017:

	September 30, 2018
($ in thousands)	Aggregate Principal Committed	Outstanding Principal	Amount Available(1)	Net Carrying Value(2)
Subscription Credit Facility(3)	$900,000	$620,000	$275,411	$618,262
Revolving Credit Facility(4)	600,000	599,991	—	595,374
SPV Asset Facility I	400,000	400,000	—	396,126
SPV Asset Facility II	250,000	220,000	30,000	216,738
2023 Notes	150,000	150,000	—	148,129
Total Debt	$2,300,000	$1,989,991	$305,411	$1,974,629

________________

(1)	The amount available reflects any limitations related to each credit facility’s borrowing base.
(2)

The carrying value of the Company’s Subscription Credit Facility, Revolving Credit Facility, SPV Asset Facility I, SPV Asset Facility II and the 2023 Notes are presented net of deferred financing costs of $1.7 million, $4.8 million, $3.9 million, $3.2 million and $1.9 million, respectively.

(3)	The amount available is reduced by $4.6 million of outstanding letters of credit.
(4)	Excludes the unrealized translation gain (loss) on borrowings denominated in foreign currencies.

	December 31, 2017
($ in thousands)	Aggregate Principal Committed	Outstanding Principal	Amount Available(1)	Net Carrying Value(2)
Subscription Credit Facility(3)	$900,000	$393,500	$502,711	$390,415
Revolving Credit Facility	400,000	—	400,000	(3,044)
SPV Asset Facility I	400,000	400,000	—	395,463
2023 Notes(4)	150,000	138,500	11,500	136,598
Total Debt	$1,850,000	$932,000	$914,211	$919,432

________________

(1)	The amount available reflects any limitations related to each credit facility’s borrowing base.
(2)

The carrying value of the Company’s Subscription Credit Facility, Revolving Credit Facility, SPV Asset Facility I and the 2023 Notes are presented net of deferred financing costs of $3.1 million, $3.0 million, $4.6 million, and $1.9 million, respectively.

(3)	The amount available is reduced by $3.8 million of outstanding letters of credit.
(4)	Amounts available were issued on January 30, 2018.

For the three and nine months ended September 30, 2018 and 2017, the components of interest expense were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2018	2017	2018	2017
Interest expense	$19,984	$6,620	$46,773	$13,695
Amortization of debt issuance costs	1,402	673	3,772	1,856
Total Interest Expense	$21,386	$7,293	$50,545	$15,551
Average interest rate	4.25%	3.03%	4.02%	2.73%
Average daily borrowings	$1,800,509	$823,763	$1,482,831	$588,065

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

SPV Asset Facilities

SPV Asset Facility I

On December 21, 2017 (the “SPV Asset Facility I Closing Date”), ORCC Financing LLC (“ORCC Financing”), a Delaware limited liability company and our subsidiary, entered into a Loan and Servicing Agreement (as amended, the “SPV Asset Facility I”), with ORCC Financing as Borrower, us as Transferor and Servicer, the lenders from time to time parties thereto (the “SPV Asset Facility I Lenders”), Morgan Stanley Asset Funding Inc. as administrative agent (“SPV Asset Facility I Administrative Agent”), State Street Bank and Trust Company as Collateral Agent and Cortland Capital Market Services LLC as Collateral Custodian.

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

SPV Asset Facility II

On May 22, 2018 (the “SPV Asset Facility II Closing Date”), our subsidiary, ORCC Financing II LLC (“ORCC Financing II”), a Delaware limited liability company and our subsidiary, entered into a Credit Agreement (as amended, the “SPV Asset Facility II”), with ORCC Financing II, as Borrower, the lenders from time to time parties thereto (the “SPV Asset Facility II Lenders”), Natixis, New York Branch, as Administrative Agent, State Street Bank and Trust Company, as Collateral Agent, and Cortland Capital Market

Services LLC as Document Custodian. On October 10, 2018 (the “SPV Asset Facility II Amendment Date”), the parties to the SPV Asset Facility II and new lenders amended the SPV Asset Facility II to increase the maximum principal amount of the SPV Asset Facility II to $550 million, extend the period of availability of the term and revolving loans under the SPV Asset Facility II and the stated maturity of the SPV Asset Facility II.

From time to time, we expect to sell and contribute certain investments to ORCC Financing II pursuant to a sale and contribution agreement by and between us and ORCC Financing II. No gain or loss will be recognized as a result of the contribution. Proceeds from the SPV Asset Facility II will be used to finance the origination and acquisition of eligible assets by ORCC Financing II, including the purchase of such assets from us. We retain a residual interest in assets contributed to or acquired by ORCC Financing II through our ownership of ORCC Financing II. The maximum principal amount of the SPV Asset Facility II increased from $250 million to $550 million; the availability of this amount is subject to an overcollateralization ratio test, which is based on the value of ORCC Financing II’s assets from time to time, and satisfaction of certain conditions, including an interest coverage ratio test, certain concentration limits and collateral quality tests.

The SPV Asset Facility II provides for the ability to (1) draw term loans and (2) draw and redraw revolving loans under the SPV Asset Facility II for a period of up to two years after the SPV Asset Facility II Amendment Date unless the revolving commitments are terminated or converted to term loans sooner as provided in the SPV Asset Facility II (the “SPV Asset Facility II Commitment Termination Date”). Unless otherwise terminated, the SPV Asset Facility II will mature on October 10, 2026 (the “Stated Maturity”). Prior to the Stated Maturity, proceeds received by ORCC Financing II from principal and interest, dividends, or fees on assets must be used to pay fees, expenses and interest on outstanding borrowings, and the excess may be returned to us, subject to certain conditions. On the Stated Maturity, ORCC Financing II must pay in full all outstanding fees and expenses and all principal and interest on outstanding borrowings, and the excess may be returned to us.

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

In connection with the offering of the 2023 Notes, on December 21, 2017 we entered into an interest rate swap to continue to align the interest rates of our liabilities with our investment portfolio, which consists predominately of floating rate loans. The notional amount of the interest rate swap is $150 million. We will receive fixed rate interest semi-annually at 4.75% and pay variable rate interest monthly based on 1-month LIBOR plus 2.545%. The interest rate swap matures on December 21, 2021. For the three and nine months ended September 30, 2018, we made periodic payments of $1.8 million and $4.9 million, respectively. Pursuant to ASC 815 Derivatives and Hedging, the interest expense related to the 2023 Notes is offset by proceeds received from the interest rate swap. The swap adjusted interest expense is included as a component of interest expense in our Consolidated Statements of Operations. As of September 30, 2018, the interest rate swap had a fair value of $(1.8) million, which represents a change in fair value of $1.2 million and $(0.6) million for the three and nine months ended, respectively . The change in fair value of the interest rate swap is equally offset by the change in fair value of the 2023 Notes.

Off-Balance Sheet Arrangements

Portfolio Company Commitments

From time to time, we may enter into commitments to fund investments. As of September 30, 2018 and December 31, 2017, we had the following outstanding commitments to fund investments in current portfolio companies:

Portfolio Company	Investment	September 30, 2018	December 31, 2017
($ in thousands)
Accela, Inc.	First lien senior secured revolving loan	$6,000	$4,245
Access CIG, LLC	Second lien senior secured delayed draw term loan	1,784	—
AmSpec Holdings Corp	First lien senior secured revolving loan	14,462	—
Aramsco, Inc.	First lien senior secured revolving loan	5,725	—
Associations, Inc.	First lien senior secured delayed draw term loan	37,226	—
Associations, Inc.	First lien senior secured revolving loan	11,543	—
Black Mountain Sand Eagle Ford LLC	First lien senior secured delayed draw term loan	49,500	—
Brigham Minerals, LLC	First lien senior secured delayed draw term loan	46,000	—
Brigham Minerals, LLC	First lien senior secured revolving loan	9,200	—
Carolina Beverage Group (fka Cold Spring Brewing Company)	First lien senior secured revolving loan	2,684	—
CM7 Restaurant Holdings, LLC	First lien senior secured delayed draw term loan	17,315	—
CM7 Restaurant Holdings, LLC	First lien senior secured delayed draw term loan	2,003	—
Discovery DJ Services, LLC (dba Discovery Midstream Partners)	First lien senior secured revolving loan	—	2,760
Discovery DJ Services, LLC (dba Discovery Midstream Partners)	First lien senior secured delayed draw term loan	—	30,359
Douglas Products and Packaging Company LLC	First lien senior secured revolving loan	6,275	—
Galls, LLC	First lien senior secured revolving loan	11,143	—
Galls, LLC	First lien senior secured delayed draw term loan	34,527	—
GC Agile Holdings Limited (dba Apex Fund Services)	First lien senior secured delayed draw term loan	36,038	—
GC Agile Holdings Limited (dba Apex Fund Services)	First lien senior secured multi-draw term loan	30,031	7,782
GC Agile Holdings Limited (dba Apex Fund Services)	First lien senior secured revolving loan	10,386	1,946
Genesis Acquisition Co. (dba Procare Software)	First lien senior secured delayed draw term loan	4,745	—
Genesis Acquisition Co. (dba Procare Software)	First lien senior secured revolving loan	2,637	—
Hillstone Environmental Partners, LLC	First lien senior secured revolving loan	4,458	—
Hometown Food Company	First lien senior secured revolving loan	2,584	—
Ideal Tridon Holdings, Inc.	First lien senior secured revolving loan	1,639	3,857
IQN Holding Corp. (dba Beeline)	First lien senior secured revolving loan	15,532	—
KSLB Holdings, LLC (dba Sara Lee Frozen Bakery)	First lien senior secured revolving loan	6,000	—

Portfolio Company	Investment	September 30, 2018	December 31, 2017
LineStar Integrity Services LLC	First lien senior secured delayed draw term loan	25,833	—
Lytx, Inc.	First lien senior secured revolving loan	2,033	2,013
Manna Development Group, LLC	First lien senior secured revolving loan	3,469	—
Mavis Tire Express Services Corp.	Second lien senior secured delayed draw term loan	24,152	—
Motus, LLC and Runzheimer International LLC	First lien senior secured revolving loan	5,481	—
NMI Acquisitionco, Inc. (dba Network Merchants)	First lien senior secured revolving loan	220	646
PetVet Care Centers, LLC	First lien senior secured delayed draw term loan	—	4,981
Professional Plumbing Group, Inc.	First lien senior secured revolving loan	6,200	—
QC Supply, LLC	First lien senior secured delayed draw term loan	7,867	14,078
QC Supply, LLC	First lien senior secured revolving loan	497	2,981
SABA Software, Inc.	First lien senior secured revolving loan	—	4,950
Swipe Acquisition Corporation (dba PLI)	First lien senior secured delayed draw term loan	12,931	—
TC Holdings, LLC (dba TrialCard)	First lien senior secured delayed draw term loan	24,248	24,248
TC Holdings, LLC (dba TrialCard)	First lien senior secured revolving loan	4,194	5,034
Trader Interactive, LLC (fka Dominion Web Solutions, LLC)	First lien senior secured revolving loan	6,387	5,769
Troon Golf, L.L.C.	First lien senior secured revolving loan	14,426	14,426
TSB Purchaser, Inc. (dba Teaching Strategies, Inc.)	First lien senior secured revolving loan	4,239	—
Ultimate Baked Goods Midco, LLC	First lien senior secured revolving loan	4,828	—
Zenith Energy U.S. Logistics Holdings, LLC	First lien senior secured delayed draw term loan	11,556	—
Total Unfunded Portfolio Company Commitments		$527,998	$130,075

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

Other Commitments and Contingencies

As of September 30, 2018, we had $5.5 billion in total Capital Commitments from investors ($2.9 billion undrawn), of which $112.4 million is from executives of our Adviser ($58.2 million undrawn). These undrawn Capital Commitments will no longer remain in effect following the completion of an initial public offering of our common stock.

As of December 31, 2017, we had $5.1 billion in total Capital Commitments from investors ($3.7 billion undrawn), of which $112.4 million is from executives of the Adviser ($63.5 million undrawn). These undrawn Capital Commitments will no longer remain in effect following the completion of an initial public offering of our common stock.

From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of its business. At September 30, 2018, management was not aware of any pending or threatened litigation.

2023 Notes

As of December 31, 2017, $11.5 million of the 2023 Notes remained outstanding, which were subsequently issued in January 2018.

Contractual Obligations

A summary of our contractual payment obligations under our credit facilities as of September 30, 2018, is as follows:

	Payments Due by Period
($ in millions)	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
Subscription Credit Facility	$620.0	$620.0	$—	$—	$—
Revolving Credit Facility	600.2	—	—	600.2	—
SPV Asset Facility I	400.0	—	—	400.0	—
SPV Asset Facility II	220.0	—	—	—	220.0
2023 Notes	150.0	—	—	150.0	—
Total Contractual Obligations	$1,990.2	$620.0	$—	$1,150.2	$220.0

Related-Party Transactions

We have entered into a number of business relationships with affiliated or related parties, including the following:

•	the Investment Advisory Agreement;
•	the Administration Agreement; and
•	the License Agreement.

In addition to the aforementioned agreements, we, our Adviser and certain of our Adviser’s affiliates have been granted exemptive relief by the SEC to co-invest with other funds managed by our Adviser or its affiliates, including Owl Rock Capital Corporation II and Owl Rock Technology Finance Corp., in a manner consistent with our investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors. See “ITEM 1. – Notes to Consolidated Financial Statements – Note 3. Agreements and Related Party Transactions” for further details.

We invest together with Regents through Sebago Lake, a controlled affiliated investment as defined in the 1940 Act. See “ITEM 1. – Notes to Consolidated Financial Statements – Note 4. Investments – Sebago Lake LLC” for further details.

Critical Accounting Policies

The preparation of the consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Changes in the economic environment, financial markets, and any other parameters used in determining such estimates could cause actual results to differ.  Our critical accounting policies should be read in connection with our risk factors as described in our Form 10-K for the fiscal year ended December 31, 2017, our Form 10-Q for the fiscal quarter ended March 31, 2018 and in “ITEM 1A. RISK FACTORS.”

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

Distributions

We have elected to be treated for U.S. federal income tax purposes, and qualify annually thereafter, as a RIC under Subchapter M of the Code. To obtain and maintain our tax treatment as a RIC, we must distribute (or be deemed to distribute) in each taxable year distributions for tax purposes equal to at least 90 percent of the sum of our:

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

To qualify as a RIC, we must, among other things, meet certain source-of-income and asset diversification requirements. In addition, to qualify for RIC tax treatment, we must distribute to our shareholders, for each taxable year, at least 90% of our “investment company taxable income” for that year, which is generally our ordinary income plus the excess of our realized net short-term capital gains over our realized net long-term capital losses. In order for us to not be subject to U.S. federal excise taxes, we must distribute annually an amount at least equal to the sum of (i) 98% of our net ordinary income (taking into account certain deferrals and elections) for the calendar year, (ii) 98.2% of our capital gains in excess of capital losses for the one-year period ending on October 31 of the calendar year and (iii) any net ordinary income and capital gains in excess of capital losses for preceding years that were not distributed during such years. We, at our discretion, may carry forward taxable income in excess of calendar year dividends and pay a 4% nondeductible U.S. excise tax on this income.

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

As of September 30, 2018, 100.0% of our debt investments based on fair value in our portfolio were at floating rates.

Based on our Consolidated Statements of Assets and Liabilities as of September 30, 2018, the following table shows the annualized impact on net income of hypothetical base rate changes in interest rates on our debt investments (considering interest rate floors for floating rate instruments) assuming each floating rate investment is subject to 3-month LIBOR and there are no changes in our investment and borrowing structure:

($ in millions)	Interest Income	Interest Expense	Net Income
Up 300 basis points	$139.5	$59.7	$79.8
Up 200 basis points	$93.0	$39.8	$53.2
Up 100 basis points	$46.5	$19.9	$26.6
Down 100 basis points	$(46.4)	$(19.9)	$(26.5)
Down 200 basis points	$(68.2)	$(39.8)	$(28.4)

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

(b)	Changes in Internal Controls Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

We are not currently subject to any material legal proceedings, nor, to our knowledge, are any material legal proceedings threatened against us. From time to time, we may be a party to certain legal proceedings in the ordinary course of business, including proceedings relating to the enforcement of our rights under contracts with our portfolio companies. Our business is also subject to extensive regulation, which may result in regulatory proceedings against us. While the outcome of any such future legal or regulatory proceedings cannot be predicted with certainty, we do not expect that any such future proceedings will have a material effect upon our financial condition or results of operations.

Item 1A. Risk Factors.

There have been no material changes from the risk factors previously disclosed in our Form 10-K, for the fiscal year ended December 31, 2017, our Form 10-Q for the fiscal quarter ended March 31, 2018 and the risk factors set forth below, which could materially affect our business, financial condition and/or operating results.

Our investments in portfolio companies may be risky, and we could lose all or part of our investments. In addition, defaults by our portfolio companies could harm our operating results.

Some of the loans in which we may invest may be “covenant-lite” loans. We use the term “covenant-lite” loans to refer generally to loans that do not have a complete set of financial maintenance covenants. Generally, “covenant-lite” loans provide borrower companies more freedom to negatively impact lenders because their covenants are incurrence-based, which means they are only tested and can only be breached following an affirmative action of the borrower, rather than by a deterioration in the borrower’s financial condition. Accordingly, to the extent we invest in “covenant-lite” loans, we may have fewer rights against a borrower and may have a greater risk of loss on such investments as compared to investments in or exposure to loans with financial maintenance covenants.

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

10.1*

Amendment No. 1 to Loan and Servicing Agreement, by and among the Company, as Servicer, ORCC Financing LLC, as Borrower, Morgan Stanley Bank, N.A., as a Lender, Morgan Stanley Asset Funding Inc., as Administrative Agent, State Street Bank and Trust Company, as the Collateral Agent and the Account Bank and Cortland Capital Market Services LLC, as Collateral Custodian, dated March 20, 2018.

10.2*

Amendment No. 2 to Loan and Servicing Agreement, by and among the Company, as Servicer, ORCC Financing LLC, as Borrower, Morgan Stanley Bank, N.A., as a Lender, Morgan Stanley Asset Funding Inc., as Administrative Agent, State Street Bank and Trust Company, as the Collateral Agent and the Account Bank and Cortland Capital Market Services LLC, as Collateral Custodian, dated September 7, 2018.

10.3*

Amendment to Credit Agreement by and among ORCC Financing II, as Borrower, Various Lenders, Natixis, New York Branch, as Administrative Agent, State Street Bank and Trust Company, as Collateral Agent, and Cortland Capital Market Services LLC as Document Custodian, dated as of October 10, 2018.

10.4*	Second Amendment to Revolving Credit Agreement between the Company, Wells Fargo Bank, National Association and other lenders party thereto, dated October 9, 2018.

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

________________

*Filed herein

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Owl Rock Capital Corporation

Date: November 6, 2018	By:	/s/ Craig W. Packer
Craig W. Packer
Chief Executive Officer

Date: November 6, 2018	By:	/s/ Alan Kirshenbaum
Alan Kirshenbaum
Chief Operating Officer and Chief Financial Officer