Form 10-K
period 2018-12-31
Owl Rock Capital Corp
filed 2019-02-27
CIK 1655888

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES☐ NO ☒

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

As of  December 31, 2018, there was no established public market for the registrant’s common stock.

The number of shares of Registrant’s Common Stock, $0.01 par value per share, outstanding as of February 27, 2019 was 248,038,840.

Portions of the Registrant’s proxy statement relating to the 2019 annual meeting of shareholders are incorporated by reference into Part III of this Report.

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

PART I

Item 1. Business

Our Company

Owl Rock Capital Corporation was formed on October 15, 2015 as a corporation under the laws of the State of Maryland. We are a specialty finance company focused on lending to U.S. middle-market companies. Since we began investment activities in April 2016 through December 31, 2018, our Adviser and its affiliates have originated $11.1 billion aggregate principal amount of investments, of which $9.8 billion of aggregate principal amount of investments prior to any subsequent exits or repayments, was retained by either us or a fund advised by our Adviser or its affiliates. Our capital will be used by our portfolio companies to support growth, acquisitions, market or product expansion, refinancings and/or recapitalizations. We define “middle market companies” to generally mean companies with earnings before interest expense, income tax expense, depreciation and amortization (“EBITDA”) between $10 million and $250 million annually, and/or annual revenue of $50 million to $2.5 billion at the time of investment. We may on occasion invest in smaller or larger companies if an attractive opportunity presents itself, especially when there are dislocations in the capital markets, including the high yield and syndicated loan markets. Our target credit investments will typically have maturities between three and ten years and generally range in size between $20 million and $250 million. The investment size will vary with the size of our capital base. As of December 31, 2018, excluding certain investments that fall outside of our typical borrower profile, our portfolio companies representing 99.6% of our total portfolio based on fair value, had weighted average annual revenue of $468 million and weighted average annual EBITDA of $81 million.

We invest in senior secured or unsecured loans, subordinated loans or mezzanine loans and, to a lesser extent, equity-related securities including warrants, preferred stock and similar forms of senior equity, which may or may not be convertible into a portfolio company’s common equity. Our investment objective is to generate current income and, to a lesser extent, capital appreciation by targeting investment opportunities with favorable risk-adjusted returns. While we believe that current market conditions favor extending credit to middle market companies in the United States, our investment strategy is intended to generate favorable returns across credit cycles with an emphasis on preserving capital. As of December 31, 2018, based on fair value, our portfolio consisted of 78.7% first lien debt investments, 19.2% second-lien debt investments, 0.4% unsecured debt investments, 1.5% investment funds and vehicles and 0.2% equity investments. Approximately 99.6% of our debt investments based on fair value as of December 31, 2018 are floating rate in nature, all of which are subject to an interest rate floor. As of December 31, 2018 we had investments in 73 portfolio companies, with an average investment size in each of our portfolio companies of approximately $79.2 million based on fair value.

As of December 31, 2018, our portfolio was invested across 26 different industries. The largest industries in our portfolio as of December 31, 2018 were professional services and distribution, which represented, as a percentage of our portfolio, 11.4% and 10.6%, respectively, based on fair value.

From March 3, 2016 (the “Initial Closing”) through March 2, 2018, we conducted private offerings (each, a “Private Offering”) of our common shares to accredited investors in reliance on exemptions from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”). At the closing of each Private Offering, each investor made a capital commitment (a “Capital Commitment”) to purchase shares of our common stock pursuant to a subscription agreement entered into with us. Investors are required to fund drawdowns to purchase shares of our common stock up to the amount of their respective Capital Commitment on an as-needed basis each time we deliver a drawdown notice to our investors. As a result of the Private Offering, we have $5.5 billion in total Capital Commitments from investors, of which $3.1 billion has been drawn down as of December 31, 2018.  The Adviser has determined not to accept additional Capital Commitments. See “— The Private Offering.”

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

We are an externally managed, closed-end management investment company that has elected to be regulated as a BDC under the 1940 Act. We have elected to be treated, and intend to qualify annually, as a RIC under the Code for U.S. federal income tax purposes. As a BDC and a RIC, we are required to comply with certain regulatory requirements. As a BDC, at least 70% of our assets must be assets of the type listed in Section 55(a) of the 1940 Act, as described herein. We will not invest more than 20% of our total assets in companies whose principal place of business is outside the United States. See “— Regulation as a Business Development Company” and “— Certain U.S. Federal Income Tax Considerations.”

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

We may borrow money from time to time within the levels permitted by the 1940 Act (which generally allows us to incur leverage up to one half of our assets or two-thirds of our assets if certain requirements are met). We have entered into a senior secured revolving credit facility (the “Revolving Credit Facility”), a subscription line revolving credit facility (the “Subscription Credit Facility”), and three SPV asset credit facilities (the “SPV Asset Facility I,” the “SPV Asset Facility II,” and the “SPV Asset Facility III,” respectively), and in the future may enter into additional credit facilities. In addition, we have issued senior unsecured notes maturing in 2023 (the “2023 Notes”), in a private placement, and may issue additional senior unsecured notes. We expect to use our credit facilities and other borrowings, along with proceeds from the rotation of our portfolio, proceeds from the Private Offerings to finance our investment objectives. See “— Regulation as a Business Development Company” for discussion of BDC regulation and other regulatory considerations. See “ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of OperationS — Debt.”

The Adviser – Owl Rock Capital Advisors LLC

Owl Rock Capital Advisors LLC serves as our investment adviser pursuant to an investment advisory agreement between us and the Adviser, which was originally entered into on March 1, 2016 (the "Original Investment Advisory Agreement") and which, with the approval of the Board, including a majority of our independent directors, was amended and restated on February 27, 2019 (as amended and restated, the "Investment Advisory Agreement") to reduce the fees that the Company will pay the Adviser following an Exchange Listing. See “Investment Advisory Agreement” below. The Adviser is registered with the SEC as an investment adviser under the Investment Advisers Act of 1940, as amended (the “Advisers Act”). The Adviser is an indirect subsidiary of Owl Rock Capital Partners LP (“Owl Rock Capital Partners”).  Owl Rock Capital Partners is led by its three co-founders, Douglas I. Ostrover, Marc S. Lipschultz and Craig W. Packer.  The Adviser’s investment team (the “Investment Team”) is also led by Douglas I. Ostrover, Marc S. Lipschultz and Craig W. Packer and is supported by certain members of the Adviser’s senior executive team and the investment committee (the “Investment Committee”). The Investment Committee is comprised of Douglas I. Ostrover, Marc S. Lipschultz, Craig W. Packer and Alexis Maged. The Adviser has limited operating history. Subject to the overall supervision of the Board, the Adviser manages our day-to-day operations, and provides investment advisory and management services to us.

The Adviser also serves as investment adviser to Owl Rock Capital Corporation II. Owl Rock Capital Corporation II is a corporation formed under the laws of the State of Maryland that, like us, has elected to be treated as a BDC under the 1940 Act. Owl Rock Capital Corporation II’s investment objective is similar to ours, which is to generate current income, and to a lesser extent, capital appreciation by targeting investment opportunities with favorable risk-adjusted returns. As of December 31, 2018, Owl Rock Capital Corporation II had raised gross proceeds of approximately $449.0 million, including seed capital contributed by the Adviser in September 2016 and approximately $10.0 million in gross proceeds raised from certain individuals and entities affiliated with the Adviser.

The Adviser is affiliated with Owl Rock Technology Advisors LLC (“ORTA”) and Owl Rock Capital Private Fund Advisors LLC (“ORCPFA”), which also are investment advisers and subsidiaries of Owl Rock Capital Partners. The Adviser, ORTA, ORCPFA and Owl Rock Capital Partners are referred to, collectively, as “Owl Rock.” ORTA’s and ORCPFA’s investment teams are led by Douglas I. Ostrover, Marc S. Lipschultz and Craig W. Packer. ORTA serves as investment adviser to Owl Rock Technology Finance Corp. and ORCPFA serves as investment adviser to Owl Rock First Lien Master Fund, L.P. Owl Rock Technology Finance Corp. has elected to be treated as a BDC and its investment objective is to maximize total return by generating current income from its debt investments and other income producing securities, and capital appreciation from its equity and equity-linked investments. Owl Rock Technology Finance Corp. has adopted a policy to invest, under normal circumstances, at least 80% of the value of its assets in technology-related companies.

Owl Rock Technology Finance Corp. conducts private offerings of its common stock to investors in reliance on exemptions from the registration requirements of the 1933 Act. As of December 31, 2018, Owl Rock Technology Finance Corp. had approximately $1.8 billion in total Capital Commitments from investors of which approximately $0.3 billion had been drawn.

Owl Rock First Lien Master Fund intends to originate and make loans to, and make debt investments in, U.S. middle market companies.

In addition to Owl Rock Capital Corporation II, Owl Rock Technology Finance Corp. and Owl Rock First Lien Master Fund, L.P., the Adviser and its affiliates may provide management or investment advisory services to entities that have overlapping objectives with us. The Adviser and its affiliates may face conflicts in the allocation of investment opportunities to us and others. In order to address these conflicts, Owl Rock has put in place an investment allocation policy that addresses the allocation of investment opportunities as well as co-investment restrictions under the 1940 Act.

In addition, we, the Adviser and certain of its affiliates have been granted exemptive relief by the SEC to co-invest with other funds managed by the Adviser or its affiliates in a manner consistent with our investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors. Pursuant to such exemptive relief, we generally are permitted to co-invest with certain of our affiliates if a “required majority” (as defined in Section 57(o) of the 1940 Act) of our independent directors make certain conclusions in connection with a co-investment transaction, including that (1) the terms of the transaction, including the consideration to be paid, are reasonable and fair to us and our shareholders and do not involve overreaching of us or our shareholders on the part of any person concerned, (2) the transaction is consistent with the interests of our shareholders and is consistent with our investment objective and strategies, and (3) the investment by our affiliates would not disadvantage us, and our participation would not be on a basis different from or less advantageous than that on which our affiliates are investing. Owl Rock’s investment allocation policy incorporates the conditions of the exemptive relief. See “Item 1A. Risk Factors —Risks Related to our Adviser and its Affiliates — We may compete for capital and investment opportunities with other entities managed by our Adviser or its affiliates, subjecting our Adviser to certain conflicts of interest.

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

High-Yield Market – Middle market companies generally are not issuing debt in an amount large enough to be an attractively sized bond. High yield bonds are generally purchased by institutional investors who, among other things, are focused on the liquidity characteristics of the bond being issued. For example, mutual funds and exchange traded funds (“ETFs”) are significant buyers of underwritten bonds. However, mutual funds and ETFs generally require the ability to liquidate their investments quickly in order to fund investor redemptions and/or comply with regulatory requirements. Accordingly, the existence of an active secondary market for bonds is an important consideration in these entities’ initial investment decision. Because there is typically little or no active secondary market for the debt of U.S. middle market companies, mutual funds and ETFs generally do not provide debt capital to U.S. middle market companies. We believe this is likely to be a persistent problem and creates an advantage for those like us who have a more stable capital base and have the ability to invest in illiquid assets.

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

Robust Demand for Debt Capital. We believe U.S. middle market companies will continue to require access to debt capital to refinance existing debt, support growth and finance acquisitions. In addition, we believe the large amount of uninvested capital held by funds of private equity firms, estimated by Preqin Ltd., an alternative assets industry data and research company, to be $1.2 trillion as of December 2018, will continue to drive deal activity. We expect that private equity sponsors will continue to pursue acquisitions and leverage their equity investments with secured loans provided by companies such as us.

The Middle Market is a Large Addressable Market. According to GE Capital’s National Center for the Middle Market 4th quarter 2018 Middle Market Indicator, there are approximately 200,000 U.S. middle market companies, which have approximately 47.9 million aggregate employees. Moreover, the U.S. middle market accounts for one-third of private sector gross domestic product

(“GDP”). GE defines U.S. middle market companies as those between $10 million and $1 billion in annual revenue, which we believe has significant overlap with our definition of U.S. middle market companies.

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

Since its inception through December 31, 2018, the Adviser and its affiliated have sourced potential investment opportunities from over 320 private equity sponsors and venture capital firms. We believe that the Adviser receives “early looks” and “last looks” based on its relationships, allowing it to be highly selective in the transactions it pursues.

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

Active Portfolio Monitoring. The Adviser closely monitors the investments in our portfolio and takes a proactive approach to identifying and addressing sector- or company-specific risks. The Adviser receives and reviews detailed financial information from portfolio companies no less than quarterly and seeks to maintain regular dialogue with portfolio company management teams regarding current and forecasted performance. We anticipate that many of our investments will have financial covenants that we believe will provide an early warning of potential problems facing our borrowers, allowing lenders, including us, to identify and carefully manage risk. Further, we anticipate that many of our equity investments will provide us the opportunity to nominate a member or observer to the board of directors of the portfolio company, which we believe will allow us to closely monitor the performance of our portfolio companies.

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

Prior to making an equity investment in a prospective portfolio company, we analyze the potential for that company to increase the liquidity of its equity through a future event that would enable us to realize appreciation in the value of our equity interest. Liquidity events may include an initial public offering, a private sale of our equity interest to a third party, a merger or an acquisition of the company or a purchase of our equity position by the company or one of its stockholders.

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

Financial Sponsorship. We seek to participate in transactions sponsored by what we believe to be high-quality private equity and venture capital firms. We believe that a financial sponsor’s willingness to invest significant sums of equity capital into a company is an explicit endorsement of the quality of their investment. Further, financial sponsors of portfolio companies with significant investments at risk have the ability and a strong incentive to contribute additional capital in difficult economic times should operational issues arise.

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

Due Diligence Process. The process through which an investment decision is made involves extensive research into the company, its industry, its growth prospects and its ability to withstand adverse conditions. If one or more members of the Investment Team responsible for the transaction determines that an investment opportunity should be pursued, the Adviser will engage in an intensive due diligence process. Though each transaction may involve a somewhat different approach, the Adviser’s diligence of each opportunity could include:

•	understanding the purpose of the loan, the key personnel, the sources and uses of the proceeds;
•	meeting the company’s management and key personnel, including top level executives, to get an insider’s view of the business, and to probe for potential weaknesses in business prospects;
•	checking management’s backgrounds and references;
•	performing a detailed review of historical financial performance, including performance through various economic cycles, and the quality of earnings;
•	contacting customers and vendors to assess both business prospects and standard practices;
•	conducting a competitive analysis, and comparing the company to its main competitors on an operating, financial, market share and valuation basis;
•	researching the industry for historic growth trends and future prospects as well as to identify future exit alternatives;
•	assessing asset value and the ability of physical infrastructure and information systems to handle anticipated growth;
•	leveraging the Adviser’s internal resources and network with institutional knowledge of the company’s business; and
•	assessing business valuation and corresponding recovery analysis; and
•	investigating legal and regulatory risks and financial and accounting systems and practices.

Selective Investment Process. After an investment has been identified and preliminary diligence has been completed, an investment committee memorandum is prepared. This report is reviewed by the members of the Investment Team in charge of the potential investment. If these members of the Investment Team are in favor of the potential investment, then a more extensive due diligence process is employed. Additional due diligence with respect to any investment may be conducted on our behalf by attorneys, independent accountants, and other third-party consultants and research firms prior to the closing of the investment, as appropriate on a case-by-case basis.

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

Inclusion of Covenants. Covenants are contractual restrictions that lenders place on companies to limit the corporate actions a company may pursue. Generally, the loans in which we expect to invest will have financial maintenance covenants, which are used to proactively address materially adverse changes in a portfolio company’s financial performance. However, to a lesser extent, we may invest in “covenant-lite” loans. We use the term “covenant-lite” to refer generally to loans that do not have a complete set of financial maintenance covenants. Generally, “covenant-lite” loans provide borrower companies more freedom to negatively impact lenders because their covenants are incurrence-based, which means they are only tested and can only be breached following an affirmative action of the borrower, rather than by a deterioration in the borrower’s financial condition. Accordingly, to the extent we invest in “covenant-lite” loans, we may have fewer rights against a borrower and may have a greater risk of loss on such investments as compared to investments in or exposure to loans with financial maintenance covenants.

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

•

“Last out” first-lien / unitranche loans. Unitranche loans combine features of first-lien, second-lien and mezzanine debt, generally in a first-lien position. In many cases, we may provide the issuer most, if not all, of the capital structure above their equity. The primary advantages to the issuer are the ability to negotiate the entire debt financing with one lender and the elimination of intercreditor issues. “Last out” first-lien loans have a secondary priority behind super-senior “first out” first-lien loans in the collateral securing the loans in certain circumstances. The arrangements for a “last out” first-lien loan are set forth in an “agreement among lenders,” which provides lenders with “first out” and “last out” payment streams based on a single lien on the collateral. Since the “first out” lenders generally have priority over the “last out” lenders for receiving payment under certain specified events of default, or upon the occurrence of other triggering events under intercreditor agreements or agreements among lenders, the “last out” lenders bear a greater risk and, in exchange, receive a higher effective interest rate, through arrangements among the lenders, than the “first out” lenders or lenders in stand-alone first-lien loans. Agreements among lenders also typically provide greater voting rights to the “last out” lenders than the intercreditor agreements to which second-lien lenders often are subject. Among the types of first-lien debt in which we may invest, “last out” first-lien loans generally have higher effective interest rates than other types of first-lien loans, since “last out” first-lien loans rank below standalone first-lien loans.

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

Investment Portfolio

As of December 31, 2018 and 2017, we had made investments with an aggregate fair value of $5.8 billion and $2.4 billion, respectively, in 73 and 40 portfolio companies, respectively. Investments consisted of the following at December 31, 2018 and 2017:

	December 31, 2018			December 31, 2017
($ in thousands)	Amortized Cost	Fair Value	Net Unrealized Gain (Loss)	Amortized Cost	Fair Value	Net Unrealized Gain (Loss)
First-lien senior secured debt investments	$4,566,573	$4,554,835	$(11,738)	$1,640,301	$1,652,021	$11,720
Second-lien senior secured debt investments	1,119,507	1,109,366	(10,141)	664,825	669,376	4,551
Equity investments	11,215	11,063	(152)	2,760	2,760	—
Unsecured debt investments	23,000	22,183	(817)	—	—	—
Investment funds and vehicles(1)	91,138	86,622	(4,516)	65,028	65,599	571
Total Investments	$5,811,433	$5,784,069	$(27,364)	$2,372,914	$2,389,756	$16,842

________________

(1)

Includes equity investment in Sebago Lake.  See “ITEM 8. – FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA – Notes to Consolidated Financial Statements – Note 4. Investments” for more information regarding Sebago Lake.

As of December 31, 2018 and 2017, we had outstanding commitments to fund unfunded investments totaling $790.1 million and $130.1 million, respectively.

The industry composition of investments at fair value at December 31, 2018 and 2017 was as follows:

	December 31, 2018	December 31, 2017
Advertising and media	4.2%	3.3%
Aerospace and defense	—	2.1
Automotive	2.6	—
Buildings and real estate	5.2	5.2
Business services	7.6	8.8
Chemicals	1.7	—
Consumer products	1.8	4.7
Containers and packaging	0.7	2.3
Distribution	10.6	13.3
Education	3.0	—
Energy equipment and services	1.6	6.1
Financial services	1.9	3.6
Food and beverage	8.4	5.5
Healthcare providers and services	6.5	7.6
Healthcare technology	0.7	—
Household products	0.9	3.0
Human resource support services	—	1.9
Infrastructure and environmental services	3.4	3.1
Insurance	0.6	1.4
Internet software and services	9.5	7.4
Investment funds and vehicles (1)	1.5	2.7
Leisure and entertainment	3.8	7.6
Manufacturing	1.8	3.3
Oil and gas	4.9	1.6
Professional services	11.4	2.4
Specialty retail	2.8	1.6
Telecommunications	0.6	—
Transportation	2.3	1.5
Total	100.0%	100.0%

________________

(1)

Includes investment in Sebago Lake. See “ITEM 8. – FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA – Notes to Consolidated Financial Statements – Note 4. Investments” for more information regarding Sebago Lake.

The geographic composition of investments at fair value at December 31, 2018  and 2017 was as follows:

	December 31, 2018	December 31, 2017
United States:
Midwest	17.3%	16.9%
Northeast	22.0	15.7
South	36.7	42.1
West	20.1	17.9
Belgium	1.6	2.5
Canada	0.9	3.3
United Kingdom	1.4	1.6
Total	100.0%	100.0%

Sebago Lake LLC

Sebago Lake, a Delaware limited liability company, was formed as a joint venture between us and The Regents of the University of California (“Regents”) and commenced operations on June 20, 2017. Sebago Lake’s principal purpose is to make investments, primarily in senior secured loans that are made to middle-market companies or in broadly syndicated loans. Both us and Regents (the “Members”) have a 50% economic ownership in Sebago Lake. Each of the Members initially agreed to contribute up to $100 million to Sebago Lake. On July 26, 2018, each of the Members increased their contribution to Sebago Lake up to an aggregate of $125 million. As of December 31, 2018, each Member has funded $91.1 million of their $125 million subscriptions. Sebago Lake is managed by the Members, each of which have equal voting rights. Investment decisions must be approved by each of the Members.

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

During the period ended December 31, 2018, we acquired one investment from Sebago Lake at fair market value. The transaction generated a realized gain of $0.1 million for Sebago Lake. During the period ended December 31, 2017, we sold our investment in three portfolio companies at fair market value to Sebago Lake generating a realized gain of $0.5 million.

As of December 31, 2018 and 2017, Sebago Lake had total investments in senior secured debt at fair value, as determined by an independent valuation firm, of $531.5 million and $330.0 million, respectively. The following table is a summary of Sebago Lake’s portfolio as of December 31, 2018 and 2017:

($ in thousands)	December 31, 2018	December 31, 2017
Total senior secured debt investments(1)	$545,553	$332,499
Weighted average spread over LIBOR(1)	4.66%	4.71%
Number of portfolio companies	16	12
Largest funded investment to a single borrower(1)	$49,768	$46,646

________________

(1)	At par.

See “Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Portfolio and Investment Activity – Sebago Lake LLC.”

Capital Resources and Borrowings

We anticipate generating cash in the future from the issuance of common stock and cash flows from operations, including interest received on our debt investments.

Additionally, we are permitted, under specified conditions, to issue multiple classes of indebtedness and one class of shares senior to our common stock if our asset coverage, as defined in the 1940 Act, is at least equal to 200% (or 150% if certain requirements are met) immediately after each such issuance. As of December 31, 2018 and 2017, our asset coverage was 225% and 258%, respectively. See “Regulation as a Business Development Company – Senior Securities; Coverage Ratio” below.

Furthermore, while any indebtedness and senior securities remain outstanding, we must take provisions to prohibit any distribution to our shareholders (which may cause us to fail to distribute amounts necessary to avoid entity-level taxation under the Code), or the repurchase of such securities or shares unless we meet the applicable asset coverage ratios at the time of the distribution or repurchase. In addition, we must also comply with positive and negative covenants customary for these types of financing facilities.

Our debt obligations consisted of the following as of December 31, 2018 and 2017:

	December 31, 2018
($ in thousands)	Aggregate Principal Committed	Outstanding Principal	Amount Available(1)	Net Carrying Value(2)
Subscription Credit Facility(3)	$900,000	$883,000	$4,487	$881,795
Revolving Credit Facility(4)	600,000	308,643	291,357	304,229
SPV Asset Facility I	400,000	400,000	—	396,352
SPV Asset Facility II	550,000	550,000	—	543,713
SPV Asset Facility III	500,000	300,000	200,000	294,995
2023 Notes(5)	150,000	150,000	—	146,633
Total Debt	$3,100,000	$2,591,643	$495,844	$2,567,717

________________

(1)	The amount available reflects any limitations related to each credit facility’s borrowing base.
(2)

The carrying value of the Company’s Subscription Credit Facility, Revolving Credit Facility, SPV Asset Facility I, SPV Asset Facility II, SPV Asset Facility III and the 2023 Notes are presented net of deferred financing costs of $1.2 million, $4.4 million, $3.6 million, $6.3 million, $5.0 million and $1.8 million, respectively.

(3)	The amount available is reduced by $12.5 million of outstanding letters of credit.
(4)	Excludes the unrealized translation gain (loss) on borrowings denominated in foreign currencies.
(5)	Inclusive of change in fair market value of effective hedge.

	December 31, 2017
($ in thousands)	Aggregate Principal Committed	Outstanding Principal	Amount Available(1)	Net Carrying Value(2)
Subscription Credit Facility(3)	$900,000	$393,500	$502,711	$390,415
Revolving Credit Facility	400,000	—	400,000	(3,044)
SPV Asset Facility I	400,000	400,000	—	395,463
2023 Notes(4)	150,000	138,500	11,500	136,598
Total Debt	$1,850,000	$932,000	$914,211	$919,432

________________

(1)	The amount available reflects any limitations related to each credit facility’s borrowing base.

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

On February 27, 2019, our Board declared a distribution of 90% of estimated first quarter taxable income and net capital gains, if any, for shareholders of record on March 31, 2019, payable on or before May 15, 2019.

The following table reflects the distributions declared on shares of our common stock during the year ended December 31, 2018:

	December 31, 2018
Date Declared	Record Date	Payment Date	Distribution per Share
November 6, 2018	December 31, 2018	January 31, 2019	$0.36
August 7, 2018	September 30, 2018	November 15, 2018	$0.39
June 22, 2018	June 30, 2018	August 15, 2018	$0.34
March 2, 2018	March 31, 2018	April 30, 2018	$0.33

The following table reflects the distributions declared on shares of our common stock during the year ended December 31, 2017:

	December 31, 2017
Date Declared	Record Date	Payment Date	Distribution per Share
November 7, 2017	December 31, 2017	January 31, 2018	$0.34
November 7, 2017	November 7, 2017	November 14, 2017	$0.32
August 8, 2017	August 8, 2017	August 15, 2017	$0.26
May 9, 2017	May 9, 2017	May 15, 2017	$0.24
March 7, 2017	March 7, 2017	March 15, 2017	$0.19

The following table reflects the distributions declared on shares of our common stock during the year ended December 31, 2016:

	December 31, 2016
Date Declared	Record Date	Payment Date	Distribution per Share
November 8, 2016	November 15, 2016	November 30, 2016	$0.06

Dividend Reinvestment Plan

We have adopted a dividend reinvestment plan, pursuant to which we will reinvest all cash distributions declared by the Board on behalf of our shareholders who do not elect to receive their distribution in cash as provided below. As a result, if the Board authorizes, and we declare, a cash dividend or other distribution, unless the shareholder opts out of the plan, the shareholder will have their cash distributions automatically reinvested in additional shares of our common stock as described below, rather than receiving the cash dividend or other distribution. Any fractional share otherwise issuable to a participant in the dividend reinvestment plan will instead be paid in cash.

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

Repurchase Offers

During the year ended December 31, 2018, we did not make any offers to repurchase issued and outstanding shares.

During the year ended December 31, 2017, we offered to repurchase up to $50 million of issued and outstanding shares of common stock at a purchase price of $15.09 per share. The offer to repurchase commenced on March 15, 2017 and expired on April 11, 2017. No shares were repurchased in connection with the repurchase offer.

During the year ended December 31, 2016, we did not make any offers to repurchase issued and outstanding shares.

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

Term

The Investment Advisory Agreement was approved by the Board on February 27, 2019, as described further below under “Business – Board Approval of the Investment Advisory Agreement.” Unless earlier terminated as described below, the Investment Advisory Agreement will remain in effect from year-to-year if approved annually by a majority of the Board or by the holders of a majority of our outstanding voting securities and, in each case, a majority of the independent directors.

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

The Management Fee is payable quarterly in arrears. Prior to an Exchange Listing, the Management Fee is payable at an annual rate of 0.75% of our (i) average gross assets, excluding cash and cash equivalents but including assets purchased with borrowed amounts, at the end of our two most recently completed calendar quarters plus (ii) the average of any shareholder’s remaining unfunded Capital Commitments to us at the end of the two most recently completed calendar quarters. Following an Exchange Listing, the Management Fee is payable at an annual rate of 1.5% (reduced from 1.75% payable pursuant to the Original Investment Advisory Agreement) of our average gross assets excluding cash and cash equivalents but including assets purchased with borrowed amounts, at the end of the two most recently completed calendar quarters payable quarterly in arrears. The Management Fee for any partial month or quarter, as the case may be, will be appropriately prorated and adjusted for any share issuances or repurchases during the relevant calendar months or quarters, as the case may be. For purposes of the Investment Advisory Agreement, gross assets means our total assets determined on a consolidated basis in accordance with generally accepted accounting principles in the United States, excluding cash and cash equivalents, but including assets purchased with borrowed amounts.

Pursuant to the Investment Advisory Agreement, the Adviser is not entitled to an Incentive Fee prior to an Exchange Listing. Following an Exchange Listing, the Incentive Fee will consist of two components that are independent of each other, with the result that one component may be payable even if the other is not. A portion of the Incentive Fee is based on our income and a portion is based on our capital gains, each as described below. The portion of the Incentive Fee based on income is determined and paid quarterly in arrears commencing with the first calendar quarter following an Exchange Listing, and equals 100% of the pre-Incentive Fee net investment income in excess of a 1.5% quarterly “hurdle rate,” until the Adviser has received 17.5% (reduced from 20% payable pursuant to the Original Investment Advisory Agreement) of the total pre-Incentive Fee net investment income for that calendar quarter and, for pre-Incentive Fee net investment income in excess of 1.82% quarterly (reduced from 1.875% quarterly pursuant to the Original Investment Advisory Agreement), 17.5% (reduced from 20% payable pursuant to the Original Investment Advisory Agreement) of all remaining pre-Incentive Fee net investment income for that calendar quarter. The 100% “catch-up” provision for pre-Incentive Fee net investment income in excess of the 1.5% “hurdle rate” is intended to provide the Adviser with an incentive fee of 17.5% (reduced from 20% payable pursuant to the Original Investment Advisory Agreement) on all pre-Incentive Fee net investment income when that amount equals 1.82% (reduced from 1.875% quarterly pursuant to the Original Investment Advisory Agreement) in a calendar quarter (7.27% annualized (reduced from 7.50% annualized pursuant to the Original Investment Advisory Agreement)), which is the rate at which catch-up is achieved. Once the “hurdle rate” is reached and catch-up is achieved, 17.5% (reduced from 20% payable pursuant to the Original Investment Advisory Agreement) of any pre-Incentive Fee net investment income in excess of 1.82% (reduced from 1.875% quarterly pursuant to the Original Investment Advisory Agreement) in any calendar quarter is payable to the Adviser.

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

The following is a graphical representation of the calculation of the income-related portion of the incentive fee:

Quarterly Subordinated Incentive Fee on

Pre-Incentive Fee Net Investment Income

(expressed as a percentage of the value of net assets)

0%	1.5%	1.82%

← 0% →	← 100% →	← 17.5% →

The second component of the Incentive Fee, the Capital Gains Incentive Fee, payable at the end of each calendar year in arrears, equals 17.5% (reduced from 20% payable pursuant to the Original Investment Advisory Agreement) of cumulative realized capital gains from the date an Exchange Listing becomes effective (the “Listing Date”) to the end of each calendar year, less cumulative realized capital losses and unrealized capital depreciation from the Listing Date to the end of each calendar year. Each year, the fee paid for the Capital Gains Incentive Fee is net of the aggregate amount of any previously      paid Capital Gains Incentive Fee for prior periods. We will accrue, but will not pay, a Capital Gains Incentive Fee with respect to unrealized appreciation because a Capital Gains Incentive Fee would be owed to the Adviser if we were to sell the relevant investment and realize a capital gain. For the sole purpose of calculating the Capital Gains Incentive Fee, the cost basis as of the Listing Date for all of our investments made prior to the Listing Date will be equal to the fair market value of such investments as of the last day of the quarter in which the Listing Date occurs; provided, however, that in no event will the Capital Gains Fee payable pursuant to the Investment Advisory Agreement be in excess of the amount permitted by the Advisers Act, including Section 205 thereof.

The fees that are payable under the Investment Advisory Agreement for any partial period will be appropriately prorated.

Limitations of Liability and Indemnification

The Adviser and its officers, managers, partners, agents, employees, controlling persons, members and any other person or entity affiliated with the Adviser, including without limitation its sole member, are not liable to us for any action taken or omitted to be taken by the Adviser in connection with the performance of any of its duties or obligations under the Investment Advisory Agreement or otherwise as our investment adviser (except to the extent specified in Section 36(b) of the U.S. Investment Company Act of 1940, as amended, concerning loss resulting from a breach of fiduciary duty (as the same is finally determined by judicial proceedings) with respect to the receipt of compensation for services).

We will indemnify the Adviser and its officers, managers, partners, agents, employees, controlling persons, members and any other person or entity affiliated with the Adviser, including without limitation its general partner or managing member (collectively, the “Indemnified Parties”) and hold them harmless from and against all damages, liabilities, costs and expenses (including reasonable attorneys’ fees and amounts reasonably paid in settlement) incurred by the Indemnified Parties in or by reason of any pending, threatened or completed action, suit, investigation or other proceeding (including an action or suit by or in the right of us or our security holders) arising out of or otherwise based upon the performance of any of the Adviser’s duties or obligations under the Investment Advisory Agreement or otherwise as our investment adviser. However, the Indemnified Parties shall not be entitled to indemnification in respect of, any liability to us or our shareholders to which the Indemnified Parties would otherwise be subject by reason of criminal conduct, willful misfeasance, bad faith or gross negligence in the performance of the Adviser’s duties or by reason of the reckless disregard of the Adviser’s duties and obligations under the Investment Advisory Agreement.

Board Approval of the Investment Advisory Agreement

On February 27, 2019, the Board held an in-person meeting to consider and approve the continuation of the Original Investment Advisory Agreement and related matters. The Board was provided information it required to consider the Original Investment Advisory Agreement, including: (a) the nature, quality and extent of the advisory and other services to be provided to us by the Adviser; (b) comparative data with respect to advisory fees or similar expenses paid by other BDCs with similar investment objectives; (c) our projected operating expenses and expense ratio compared to BDCs with similar investment objectives; (d) any existing and potential sources of indirect income to the Adviser from its relationship with us and the profitability of that relationship; (e) information about the services to be performed and the personnel performing such services under the Investment Advisory Agreement; (f) the organizational capability and financial condition of the Adviser and its affiliates; (g) the Adviser’s practices regarding the selection and compensation of brokers that may execute our portfolio transactions and the brokers’ provision of brokerage and research services to the Adviser; and (h) the possibility of obtaining similar services from other third-party service providers or through an internally managed structure.

Based on the information reviewed and the discussion thereof, the Board, including a majority of the non-interested directors, determined that the Company should enter into the Investment Advisory Agreement which amended and restated the Original Investment Advisory Agreement and reduced the management fees and incentive fees that the Company will pay the Adviser following an Exchange Listing and concluded that the investment advisory fee rates are reasonable in relation to the services provided and approved the Investment Advisory Agreement as being in the best interests of our shareholders. The Company and the Adviser entered into the Investment Advisory Agreement on February 27, 2019. Other than the reduction of such fees following an Exchange Listing, no changes were made to the Original Investment Advisory Agreement.

Fee Waiver

On February 27, 2019, the Adviser agreed at all times prior to the fifteen-month anniversary of an Exchange Listing, to waive (i) any portion of the Management Fee that is in excess of 0.75% of the Company’s gross assets, excluding cash and cash-equivalents but including assets purchased with borrowed amounts at the end of the two most recently completed calendar quarters, calculated in accordance with the Investment Advisory Agreement, and (ii) the Incentive Fee (including, for the avoidance of doubt, the Capital Gains Incentive Fee).

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

The continuation of the Administration Agreement was approved by the Board on February 27, 2019. Unless earlier terminated as described below, the Administration Agreement will remain in effect for year-to-year if approved annually by a majority of the Board or by the holders of a majority of our outstanding voting securities and, in each case, a majority of the independent directors. We may terminate the Administration Agreement, without payment of any penalty, upon 60 days' written notice. The decision to terminate the agreement may be made by a majority of the Board or the shareholders holding a majority of the outstanding shares of our common stock. In addition, the Adviser may terminate the Administration Agreement, without payment of any penalty, upon 60 days' written notice. To the extent that the Adviser outsources any of its functions we will pay the fees associated with such functions on a direct basis without profit to the Adviser.

The Administration Agreement provides that the Adviser and its affiliates' respective officers, directors, members, managers, stockholders and employees are entitled to indemnification from us from and against any claims or liabilities, including reasonable legal fees and other expenses reasonably incurred, arising out of or in connection with our business and operations or any action taken or omitted on our behalf pursuant to authority granted by the Administration Agreement, except where attributable to willful misfeasance, bad faith or gross negligence in the performance of such person's duties or reckless disregard of such person's obligations and duties under the Administration Agreement.

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

Affiliated Transactions

We may be prohibited under the 1940 Act from conducting certain transactions with our affiliates without prior approval of the directors who are not interested persons, and in some cases, the prior approval of the SEC.  We, the Adviser and certain of its affiliates have been granted exemptive relief by the SEC to co-invest with other funds managed by the Adviser or its affiliates, including Owl Rock Capital Corporation II and Owl Rock Technology Finance Corp., in a manner consistent with our investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors. Pursuant to such exemptive relief, we are generally permitted to co-invest with certain of our affiliates if a “required majority” (as defined in Section 57(o) of the 1940 Act) of the Board make certain conclusions in connection with a co-investment transaction, including that (1) the terms of the transaction, including the consideration to be paid, are reasonable and fair to us and our shareholders and do not involve overreaching by us or our shareholders on the part of any person concerned, (2) the transaction is consistent with the interests of our shareholders and is consistent with our investment objective and strategies, and (3) the investment by our affiliates would not disadvantage us, and our participation would not be on a basis different from or less advantageous than that on which our affiliates are investing. Owl Rock’s investment allocation policy incorporates the conditions of the exemptive relief and seeks to ensure equitable allocation of investment opportunities between the Company and/or other funds managed by the Adviser or its affiliates. As a result of the exemptive relief, there could be significant overlap in our investment portfolio and the investment portfolio of Owl Rock Capital Corporation II and/or other funds established by the Adviser that could avail themselves of the exemptive relief.

License Agreement

We have also entered into a license agreement (the “License Agreement”) with an affiliate of Owl Rock Capital Partners, pursuant to which we were granted a non-exclusive license to use the name “Owl Rock.” Under the License Agreement, we have a right to use the Owl Rock name for so long as the Adviser or one of its affiliates remains our investment adviser. Other than with respect to this limited license, we have no legal right to the “Owl Rock” name or logo.

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

If we have not consummated an Exchange Listing by March 3, 2021, the five-year anniversary of the Initial Closing, subject to extension for two additional one-year periods, in the sole discretion of the Board, the Board (subject to any necessary shareholder approvals and applicable requirements of the 1940 Act) will use its commercially reasonable efforts to cause our winding down and/or liquidation and dissolution in an orderly manner.

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

Emerging Growth Company

We are an emerging growth company as defined in the Jumpstart our Business Startups Act of 2012 (the “JOBS Act”) and we are eligible to take advantage of certain specified reduced disclosure and other requirements that are otherwise generally applicable to public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”). We expect to remain an emerging growth company for up to five years following the completion of our initial public offering or until the earliest of (i) the last day of the first fiscal year in which our annual gross revenues exceed $1.07 billion, (ii) December 31 of the fiscal year that we become a “large accelerated filer” as defined in Rule 12b-2 under the 1934 Act which would occur if the market value of our common stock that is held by non-affiliates exceeds $700.0 million as of the last business day of our most recently completed second fiscal quarter and we have been publicly reporting for at least 12 months or (iii) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the preceding three-year period. In addition, we will take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards.

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

The Private Offering

From March 3, 2016 through March 2, 2018, we entered into separate subscription agreements with a number of investors providing for the private placement of shares of our common stock pursuant to the Private Offering. Each investor made a Capital Commitment to purchase shares of our common stock pursuant to a subscription agreement. Investors are required to make capital contributions to purchase shares of our common stock each time we deliver a drawdown notice, which will be issued based on our anticipated investment activities and capital needs, in an aggregate amount not to exceed each investor’s respective Capital Commitment. We will deliver drawdown requests at least ten business days prior to the required funding date. All purchases of our common stock will generally be made pro rata in accordance with remaining Capital Commitments of all investors, at a per-share price equal to the net asset value per share of our common stock subject to any adjustments. Any adjustments would take into account a determination of changes to net asset value within 48 hours of the sale to assure compliance with Section 23(b) of the 1940 Act. At the earlier of (i) an Exchange Listing and (ii) the end of the Commitment Period, shareholders will be released from any further obligation to fund drawdowns and purchase additional shares of our common stock, subject to certain conditions described in the subscription agreement. The “Commitment Period” will continue until the five-year anniversary of the Initial Closing; provided, however, that the Commitment Period for any shareholder that makes its initial Capital Commitment after the two-year anniversary of the Initial Closing will extend until the three-year anniversary of such shareholder’s initial capital commitment. Prior to an Exchange Listing, no investor who participated in the Private Offering will be permitted to sell, assign, transfer or otherwise dispose of its shares or capital commitment unless the Adviser provides its prior written consent and the transfer is otherwise made in accordance with applicable law.

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

Placement activities were conducted by officers of the Company and the Adviser. In addition, the Company entered into agreements with placement agents or broker-dealers to solicit Capital Commitments. Fees paid pursuant to these agreements were paid by our Adviser.

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

The regulations defining qualifying assets may change over time. The Company may adjust its investment focus as needed to comply with and/or take advantage of any regulatory, legislative, administrative or judicial actions.

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

Senior Securities; Coverage Ratio. We are generally permitted, under specified conditions, to issue multiple classes of indebtedness and one class of stock senior to our common stock if our asset coverage, as defined in the 1940 Act, would at least be equal to 200% immediately after each such issuance. However, legislation enacted in March 2018 has modified the 1940 Act by allowing a BDC to increase the maximum amount of leverage it may incur from an asset coverage ratio of 200% to an asset coverage ratio of 150%, if certain requirements are met. The reduced asset coverage requirement would permit a BDC to double the amount of leverage it could incur. We are permitted to increase our leverage capacity if shareholders representing at least a majority of the votes cast, when quorum is met, approve a proposal to do so. If we receive such shareholder approval, we would be permitted to increase our leverage capacity on the first day after such approval. Alternatively, we may increase the maximum amount of leverage we may incur to an asset coverage ratio of 150% if the “required majority” (as defined in Section 57(o) of the 1940 Act) of the independent members of our Board of Directors approve such increase with such approval becoming effective after one year. In either case, we would be required to extend to our shareholders, as of the date of such approval the opportunity to sell the shares of common stock that they hold and we would be required to make certain disclosures on our website and in SEC filings regarding, among other things, the receipt of approval to increase our leverage, our leverage capacity and usage, and risks related to leverage. For shareholders accepting such an offer, the Company would be required to repurchase 25% of such shareholders’ eligible shares in each of the four calendar quarters following the calendar quarter in which the approval occurs. In addition, before incurring any such additional leverage, we would have to renegotiate or receive a waiver from the contractual leverage limitations under our existing credit facilities.

In addition, while any senior securities remain outstanding, we will be required to make provisions to prohibit any dividend distribution to our shareholders or the repurchase of such securities or shares unless we meet the applicable asset coverage ratios at the time of the dividend distribution or repurchase. We will also be permitted to borrow amounts up to 5% of the value of our total assets for temporary or emergency purposes, which borrowings would not be considered senior securities. For a discussion of the risks associated with leverage, see “ITEM 1A. RISK FACTORS — Risks Related to Business Development Companies — Regulations governing our operation as a business development company and RIC affect our ability to raise capital and the way in which we raise additional capital or borrow for investment purposes, which may have a negative effect on our growth. As a business development company, the necessity of raising additional capital may expose us to risks, including risks associated with leverage.”

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

Affiliated Transactions. We may be prohibited under the 1940 Act from conducting certain transactions with our affiliates without the prior approval of our directors who are not interested persons and, in some cases, the prior approval of the SEC. We, the Adviser, and certain affiliates have applied for and been granted exemptive relief by the SEC to co-invest with other funds managed by the Adviser or its affiliates in a manner consistent with our investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors. Pursuant to such exemptive relief, we generally are permitted to co-invest with certain of our affiliates if a “required majority” (as defined in Section 57(o) of the 1940 Act) of our independent directors makes certain conclusions in connection with a co-investment transactions, including that (1) the terms of the transaction, including the consideration to be paid, are reasonable and fair to us and our shareholders and do not involve overreaching of us or our shareholders on the part of any person concerned, (2) the transaction is consistent with the interests of our shareholders and is consistent with our investment objective and strategies, and (3) the investment by our affiliates would not disadvantage us, and our participation would not be on a basis different from or less advantageous than that on which our affiliates are investing. Owl Rock’s investment allocation policy incorporates the conditions of the exemptive relief and seeks to ensure equitable allocation of investment opportunities between the Company and/or other funds managed by the Adviser or its affiliates. As a result of exemptive relief, there could be significant overlap in the Company’s investment portfolio and the investment portfolio of other funds established by the Adviser or its affiliates that could avail themselves of the exemptive relief.

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

We intend to operate as a non-diversified management investment company; however, we are currently and may, from time to time, in the future, be considered a diversified management investment company pursuant to the definitions set forth in the 1940 Act.

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

Proxy Voting Records

You may obtain information about how the Adviser voted proxies by making a written request for proxy voting information to: Owl Rock Capital Corporation, Attention: Chief Compliance Officer, 399 Park Avenue, 38th Floor, New York, NY 10022, or by calling Owl Rock Capital Corporation at (212) 419-3000.

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

We have made available free of charge on our website (www.owlrock.com) our annual reports on Form 10-K, quarterly reports on Form 10-Q and our current reports on Form 8-K. The SEC also maintains a website (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The reference to our website is an inactive textual reference only and the information contained on our website is not a part of this registration statement.

Item 1A. Risk Factors

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

Risks Related to Our Business

We have a limited operating history.

We were formed on October 15, 2015 and are subject to all of the business risks and uncertainties associated with any new business, including the risk that we will not achieve or sustain our investment objective and that the value of our common stock may decline substantially.

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

Our borrowings may include customary covenants, including certain limitations on our incurrence of additional indebtedness and on our ability to make distributions to our shareholders, or redeem, repurchase or retire shares of stock, upon the occurrence of certain events and certain financial covenants related to asset coverage and liquidity and other maintenance covenants, as well as customary events of default. In the event we default under the terms of our current or future borrowings, our business could be adversely affected as we may be forced to sell a portion of our investments quickly and prematurely at what may be disadvantageous prices to us in order to meet our outstanding payment obligations and/or support working capital requirements under the terms of our current or future borrowings, any of which would have a material adverse effect on our business, financial condition, results of operations and cash flows. An event of default under the terms of our current or any future borrowings could result in an accelerated maturity date for all amounts outstanding thereunder, and in some instances, lead to a cross-default under other borrowings. This could reduce our liquidity and cash flow and impair our ability to grow our business.

Collectively, substantially all of our assets are currently pledged as collateral under our credit facilities. If we were to default on our obligations under the terms of our credit facilities or any future secured debt instrument the agent for the applicable creditors would be able to assume control of the disposition of any or all of our assets securing such debt, including the selection of such assets to be disposed and the timing of such disposition, which would have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

A credit facility may be backed by all or a portion of our loans and securities on which the lenders will have a security interest. We may pledge up to 100% of our assets and may grant a security interest in all of our assets under the terms of any debt instrument we enter into with lenders. We expect that any security interests we grant will be set forth in a pledge and security agreement and evidenced by the filing of financing statements by the agent for the lenders. In addition, we expect that the custodian for our securities serving as collateral for such loan would include in its electronic systems notices indicating the existence of such security interests and, following notice of occurrence of an event of default, if any, and during its continuance, will only accept transfer instructions with respect to any such securities from the lender or its designee. If we were to default under the terms of any debt instrument, the agent for the applicable lenders would be able to assume control of the timing of disposition of any or all of our assets securing such debt, which would have a material adverse effect on our business, financial condition, results of operations and cash flows.

In addition, any security interests and/or negative covenants required by a credit facility may limit our ability to create liens on assets to secure additional debt and may make it difficult for us to restructure or refinance indebtedness at or prior to maturity or obtain additional debt or equity financing. In addition, if our borrowing base under a credit facility were to decrease, we may be required to secure additional assets in an amount sufficient to cure any borrowing base deficiency. In the event that all of our assets are secured at the time of such a borrowing base deficiency, we could be required to repay advances under a credit facility or make deposits to a collection account, either of which could have a material adverse impact on our ability to fund future investments and to make distributions.

In addition, we may be subject to limitations as to how borrowed funds may be used, which may include restrictions on geographic and industry concentrations, loan size, payment frequency and status, average life, collateral interests and investment ratings, as well as regulatory restrictions on leverage which may affect the amount of funding that may be obtained. There may also be certain requirements relating to portfolio performance, including required minimum portfolio yield and limitations on delinquencies and charge-offs, a violation of which could limit further advances and, in some cases, result in an event of default. An event of default under a credit facility could result in an accelerated maturity date for all amounts outstanding thereunder, which could have a material adverse effect on our business and financial condition. This could reduce our liquidity and cash flow and impair our ability to manage our business.

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

In addition, under the terms of our credit facilities, we are subject to limitations as to how borrowed funds may be used, as well as regulatory restrictions on leverage which may affect the amount of funding that we may obtain. There may also be certain requirements relating to portfolio performance, a violation of which could limit further advances and, in some cases, result in an event of default. This could reduce our liquidity and cash flow and impair our ability to grow our business.

The Note Purchase Agreement, pursuant to which the 2023 Notes were issued, includes prohibitions on certain fundamental changes at the Company or any subsidiary guarantor.

We borrow money, which may magnify the potential for gain or loss and may increase the risk of investing in us.

As part of our business strategy, we may borrow from and issue senior debt securities to banks, insurance companies and other lenders or investors. Holders of these senior securities will have fixed-dollar claims on our assets that are superior to the claims of our common shareholders. If the value of our assets decreases, leverage would cause our net asset value to decline more sharply than it otherwise would have if we did not employ leverage. Similarly, any decrease in our income would cause net income to decline more sharply than it would have had we not borrowed. Such a decline could negatively affect our ability to make common stock dividend payments.

Our ability to service any borrowings that we incur will depend largely on our financial performance and will be subject to prevailing economic conditions and competitive pressures. Moreover, the management fee will be payable based on our average gross assets excluding cash and cash equivalents but including assets purchased with borrowed amounts, which may give our Investment Adviser an incentive to use leverage to make additional investments. See “— Our fee structure may create incentives for our Adviser to make speculative investments or use substantial leverage.” The amount of leverage that we employ will depend on our Investment Adviser’s and our Board’s assessment of market and other factors at the time of any proposed borrowing. We cannot assure you that we will be able to obtain credit at all or on terms acceptable to us, which could affect our return on capital.

In addition to having fixed-dollar claims on our assets that are superior to the claims of our common shareholders, obligations to lenders may be secured by a first priority security interest in our portfolio of investments and cash.

The following table illustrates the effect of leverage on returns from an investment in our common stock assuming various annual returns on our portfolio, net of expenses. Leverage generally magnifies the return of shareholders when the portfolio return is positive and magnifies their losses when the portfolio return is negative. The calculations in the table below are hypothetical, and actual returns may be higher or lower than those appearing in the table below.

	Assumed Return on Our Portfolio (Net of Expenses)
	-10%	-5%	0%	5%	10%
Corresponding return to common shareholder(1)	-21.62%	-12.51%	-3.39%	5.72%	14.84%

________________

(1)

Assumes, as of December 31, 2018, (i) $5.9 billion in total assets, (ii) $2.6 billion in outstanding indebtedness, (iii) $3.3 billion in net assets and (iv) weighted average interest rate, excluding fees (such as fees on undrawn amounts and amortization of financing costs), of 4.3%.

See “ITEM 7 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — Financial Condition, Liquidity and Capital Resources” for more information regarding our borrowings.

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

We may want to obtain additional debt financing, or need to do so upon maturity of our credit facilities, in order to obtain funds which may be made available for investments. The revolving period under the Revolving Credit Facility ends on January 31, 2020, and the Revolving Credit Facility matures on March 29, 2023. The Subscription Credit Facility, the SPV Asset Facility I, the 2023 Notes, the SPV Asset Facility II and the SPV Asset Facility III mature on August 1, 2019, December 21, 2022, June 21, 2023, October 10, 2026 and December 14, 2023, respectively. If we are unable to renew or replace any such facilities and enter into new debt financing facilities or other debt financing on commercially reasonable terms, our liquidity may be reduced significantly. In addition, if we are unable to repay amounts outstanding under any such facilities and are declared in default or are unable to renew or refinance these facilities, we may not be able to make new investments or operate our business in the normal course. These situations may arise due to circumstances that we may be unable to control, such as lack of access to the credit markets, a severe decline in the value of the U.S. dollar, an economic downturn or an operational problem that affects us or third parties, and could materially damage our business operations, results of operations and financial condition.

To the extent that we borrow money, the potential for gain or loss on amounts invested in us will be magnified and may increase the risk of investing in us. Borrowed money may also adversely affect the return on our assets, reduce cash available to service our debt or for distribution to our shareholders, and result in losses.

The use of borrowings, also known as leverage, increases the volatility of investments by magnifying the potential for gain or loss on invested equity capital. To the extent that we use leverage to partially finance our investments through borrowing from banks and other lenders, you will experience increased risks of investing in our securities. If the value of our assets decreases, leverage would cause our net asset value to decline more sharply than it otherwise would if we had not borrowed and employed leverage. Similarly, any decrease in our income would cause net income to decline more sharply than it would have if we had not borrowed and employed leverage. Such a decline could negatively affect our ability to service our debt or make distributions to our shareholders. In addition, our shareholders will bear the burden of any increase in our expenses as a result of our use of leverage, including interest expenses.

The amount of leverage that we employ will depend on our Adviser’s and our Board’s assessment of market and other factors at the time of any proposed borrowing. There can be no assurance that financing will be available to us on favorable terms or at all. Moreover, we may not be able to meet our financing obligations and, to the extent that we cannot, we risk the loss of some or all of our assets to liquidation or sale to satisfy the obligations. In such an event, we may be forced to sell assets at significantly depressed prices due to market conditions or otherwise, which may result in losses.

As a business development company, generally, we are currently required to meet a coverage ratio of total assets to total borrowings and other senior securities, which include all of our borrowings and any preferred stock that we may issue in the future, of at least 200%; however, legislation enacted in March 2018 has modified the 1940 Act by allowing a BDC to increase the maximum amount of leverage it may incur from an asset coverage ratio of 200% to an asset coverage ratio of 150%, if certain requirements are met. The reduced asset coverage requirement would permit a BDC to double the amount of leverage it could incur. For additional information about the asset coverage requirements, see “Regulation — Senior Securities”. If this ratio declines below 200% (or 150% if certain requirements are met), we cannot incur additional debt and could be required to sell a portion of our investments to repay some indebtedness when it may be disadvantageous to do so. This could have a material adverse effect on our operations, and we may not be able to service our debt or make distributions.

Global economic, political and market conditions may adversely affect our business, financial condition and results of operations, including our revenue growth and profitability.

The current worldwide financial market situation, as well as various social and political tensions in the United States and around the world, may contribute to increased market volatility, may have long term effects on the United States and worldwide financial markets, and may cause economic uncertainties or deterioration in the United States and worldwide. We monitor developments and seek to manage our investments in a manner consistent with achieving our investment objective, but there can be no assurance that we will be successful in doing so.

In August 2011 and then affirmed in August 2013, Standard & Poor’s Rating Services lowered its long term sovereign credit rating on the U.S. from “AAA” to “AA+”. Additionally, in January of 2012, Standard & Poor’s Rating Services lowered its long term sovereign credit rating for several large European countries. These ratings negatively impacted global markets and economic conditions. Although U.S. lawmakers have taken steps to avoid further downgrades, U.S. budget deficit concerns and similar conditions in Europe, China and elsewhere have increased the possibility of additional credit rating downgrades and worsening global economic and market conditions. There can be no assurance that current or future governmental measures to mitigate these conditions will be effective. These conditions, government actions and future developments may cause interest rates and borrowing costs to rise, which may adversely affect our ability to access debt financing on favorable terms and may increase the interest costs of our borrowers, hampering their ability to repay us. Continued or future adverse economic conditions could have a material adverse effect on our business, financial condition and results of operations.

In October 2014, the Federal Reserve announced that it was concluding its bond buying program, or quantitative easing, which was designed to stimulate the economy and expand the Federal Reserve’s holdings of long term securities, suggesting that key economic indicators, such as the unemployment rate, had showed signs of improvement since the inception of the program. It is possible that, without quantitative easing by the Federal Reserve, these developments, along with the United States government’s credit and deficit concerns and other global economic conditions, could cause interest rates and borrowing costs to rise, which may negatively impact our ability to access the debt markets on favorable terms. Additionally, in December 2016, the Federal Reserve raised its federal funds target rate. However, if key economic indicators, such as the unemployment rate or inflation, do not progress at a rate consistent with the Federal Reserve’s objectives, the target range for the federal funds rate may further increase and cause interest rates and borrowing costs to rise, which may negatively impact our ability to access the debt markets on favorable terms and may also increase the costs of our borrowers, hampering their ability to repay us.

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

We may compete for investments with other business development companies and investment funds (including registered investment companies, private equity funds and mezzanine funds), including Owl Rock Capital Corporation II, Owl Rock Technology Finance Corp., the Owl Rock First Lien Master Fund, L.P. and other clients of the Adviser or its affiliates, as well as traditional financial services companies such as commercial banks and other sources of funding. Moreover, alternative investment vehicles, such as hedge funds, continue to increase their investment focus in our target market of privately owned U.S. companies. We may experience increased competition from banks and investment vehicles who may continue to lend to the middle market. Additionally, the Federal Reserve and other bank regulators may periodically provide incentives to U.S. commercial banks to originate more loans to U.S. middle market private companies. As a result of these market participants and regulatory incentives, competition for investment opportunities in privately owned U.S. companies is strong and may intensify. Many of our competitors are substantially larger and have considerably greater financial, technical, and marketing resources than we do. For example, some competitors may have a lower cost of capital and access to funding sources that are not available to us. In addition, some competitors may have higher risk tolerances or different risk assessments than us. These characteristics could allow our competitors to consider a wider variety of investments, establish more relationships and offer better pricing and more flexible structuring than we are able to do.

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

Our Board has the authority to modify or waive current operating policies, investment criteria and strategies without prior notice and without shareholder approval. We cannot predict the effect any changes to current operating policies, investment criteria and strategies would have on our business, net asset value, operating results and the value of our securities. However, the effects might be adverse, which could negatively impact our ability to pay you distributions and cause you to lose all or part of your investment. Moreover, we will have significant flexibility in investing the net proceeds of our private offering and may use the net proceeds from our private offering in ways with which our investors may not agree.

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

Significant changes to U.S. trade policy, including changes to current legislation and trade agreements and the imposition of tariffs have been discussed by the current U.S. presidential administration and certain members of Congress. Recently, the administration has imposed tariffs on a range of goods imported into the U.S., and a few countries have retaliated with tariffs against the United States. These retaliatory actions could trigger extended "trade wars" between the U.S. and its trading partners, resulting in additional barriers to the international market, inclusive of customers, vendors, and potential investors. Under these circumstances, the cost of goods for some portfolio companies could increase, resulting in lower consumer demand for their goods and reduced cash flows. While it is unknown whether and to what extent new legislation will be enacted into law, the enactment or amendment of trade legislation and/or renegotiation of trade agreements may impose additional compliance costs on portfolio companies, restrict their ability to participate in international markets and otherwise disrupt their current operations.

We are an “emerging growth company” under the JOBS Act, and we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make our common stock less attractive to investors.

We are and we will remain an “emerging growth company” as defined in the JOBS Act until the earlier of (a) the last day of the fiscal year (i) following the fifth anniversary of the completion of our initial public offering of common equity securities, (ii) in which we have total annual gross revenue of at least $1.07 billion, or (iii) in which we are deemed to be a large accelerated filer, which means the market value of our common stock that is held by non-affiliates exceeds $700 million as of the prior June 30th, and (b) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period. For so long as we remain an “emerging growth company” we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act. We cannot predict if investors will find our common stock and debt less attractive because we will rely on some or all of these exemptions.

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

We expend significant financial and other resources to comply with the requirements of being a public entity.

As a public entity, we are subject to the reporting requirements of the 1934 Act and requirements of the Sarbanes-Oxley Act. The 1934 Act requires that we file annual, quarterly and current reports with respect to our business and financial condition. The Sarbanes-Oxley Act requires that we maintain effective disclosure controls and procedures and internal controls over financial reporting, which are discussed below. In order to maintain and improve the effectiveness of our disclosure controls and procedures and internal controls, significant resources and management oversight are required. We have implemented procedures, processes, policies and practices for the purpose of addressing the standards and requirements applicable to public companies. These activities may divert management’s attention from other business concerns, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

The systems and resources necessary to comply with public company reporting requirements will increase further once we cease to be an “emerging growth company” under the JOBS Act. As long as we remain an emerging growth company, we intend to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies, including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act. We expect to remain an emerging growth company for up to five years following the completion of our initial public offering of common equity securities or until the earliest of (i) the last day of the first fiscal year in which our annual gross revenues exceed $1.07 billion, (ii) December 31 of the fiscal year that we become a “large accelerated filer” as defined in Rule 12b-2 under the 1934 Act which would occur if the market value of our common stock that is held by non-affiliates exceeds $700.0 million as of the last business day of our most recently completed second fiscal quarter and we have been publicly reporting for at least 12 months or (iii) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the preceding three-year period.

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

As a business development company, we are required to carry our investments at market value or, if no market value is ascertainable, at the fair value as determined in good faith in accordance with procedures established by our Board. Decreases in the market values or fair values of our investments relative to amortized cost will be recorded as unrealized depreciation. Any unrealized losses in our portfolio could be an indication of a portfolio company’s inability to meet its repayment obligations to us with respect to the affected loans. This could result in realized losses in the future and ultimately in reductions of our income available for distribution in future periods. In addition, decreases in the market value or fair value of our investments will reduce our net asset value. See “ITEM 7 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — Critical Accounting Policies — Investments at Fair Value.”

We are only subject to certain limitations with respect to the proportion of our assets that may be invested in a single issuer.

We intend to operate as a non-diversified management investment company; however, we are currently and may, from time to time, in the future, be considered a diversified management investment company pursuant to the definitions set forth in the Investment Company Act. In addition, we are subject to the asset diversification requirements associated with our qualification as a RIC for U.S. federal income tax purposes. While we are not targeting any specific industries, our investments may be focused on relatively few industries. To the extent that we hold large positions in a small number of issuers, or within a particular industry, our net asset value may be subject to greater fluctuation. We may also be more susceptible to any single economic or regulatory occurrence or a downturn in particular industry.

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

Cybersecurity risks and cyber incidents may adversely affect our business or the business of our portfolio companies by causing a disruption to our operations or the operations of our portfolio companies, a compromise or corruption of our confidential information or the confidential information of our portfolio companies and/or damage to our business relationships or the business relationships of our portfolio companies, all of which could negatively impact the business, financial condition and operating results of us or our portfolio companies.

A cyber incident is considered to be any adverse event that threatens the confidentiality, integrity or availability of the information resources of us or our portfolio companies. These incidents may be an intentional attack or an unintentional event and could involve gaining unauthorized access to our information systems or those of our portfolio companies for purposes of misappropriating assets, stealing confidential information, corrupting data or causing operational disruption. The result of these incidents may include disrupted operations, misstated or unreliable financial data, liability for stolen assets or information, increased cybersecurity protection and insurance costs, litigation and damage to business relationships. As our and our portfolio companies' reliance on technology has increased, so have the risks posed to our information systems, both internal and those provided by third-party service providers, and the information systems of our portfolio companies. We have implemented processes, procedures and internal controls to help mitigate cybersecurity risks and cyber intrusions, but these measures, as well as our increased awareness of the nature and extent of a risk of a cyber-incident, do not guarantee that a cyber-incident will not occur and/or that our financial results, operations or confidential information will not be negatively impacted by such an incident.

We are exposed to risks associated with changes in interest rates.

Because we borrow money to make investments, our net investment income will depend, in part, upon the difference between the rate at which we borrow funds and the rate at which we invest those funds. As a result, we can offer no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income.

A reduction in the interest rates on new investments relative to interest rates on current investments could have an adverse impact on our net investment income. However, an increase in interest rates could decrease the value of any investments we hold which earn fixed interest rates and also could increase our interest expense, thereby decreasing our net income. Also, an increase in interest rates available to investors could make an investment in our common stock less attractive if we are not able to increase our dividend rate, which could reduce the value of our common stock. Further, rising interest rates could also adversely affect our performance if such increases cause our borrowing costs to rise at a rate in excess of the rate that our investments yield.

In periods of rising interest rates, to the extent we borrow money subject to a floating interest rate, our cost of funds would increase, which could reduce our net investment income. Further, rising interest rates could also adversely affect our performance if we hold investments with floating interest rates, subject to specified minimum interest rates (such as a LIBOR floor), while at the same time engaging in borrowings subject to floating interest rates not subject to such minimums. In such a scenario, rising interest rates may increase our interest expense, even though our interest income from investments is not increasing in a corresponding manner as a result of such minimum interest rates.

If general interest rates rise, there is a risk that the portfolio companies in which we hold floating rate securities will be unable to pay escalating interest amounts, which could result in a default under their loan documents with us. Rising interest rates could also cause portfolio companies to shift cash from other productive uses to the payment of interest, which may have a material adverse effect on their business and operations and could, over time, lead to increased defaults. In addition, rising interest rates may increase pressure on us to provide fixed rate loans to our portfolio companies, which could adversely affect our net investment income, as increases in our cost of borrowed funds would not be accompanied by increased interest income from such fixed-rate investments.

The interest rates of our term loans to our portfolio companies that extend beyond 2021 might be subject to change based on recent regulatory changes.

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

The decision made in the United Kingdom referendum to leave the European Union has led to volatility in global financial markets, and in particular in the markets of the United Kingdom and across Europe, and may also lead to weakening in consumer, corporate and financial confidence in the United Kingdom and Europe. The extent and process by which the United Kingdom will exit the European Union, and the longer term economic, legal, political and social framework to be put in place between the United Kingdom and the European Union are unclear at this stage and are likely to lead to ongoing political and economic uncertainty and periods of exacerbated volatility in both the United Kingdom and in wider European markets for some time. In particular, the decision made in the United Kingdom referendum may lead to a call for similar referenda in other European jurisdictions which may cause increased economic volatility and uncertainty in the European and global markets. This volatility and uncertainty may have an adverse effect on the economy generally and on our ability, and the ability of our portfolio companies, to execute our respective strategies and to receive attractive returns.

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

Distributions on our common stock may exceed our taxable earnings and profits. Therefore, portions of the distributions that we pay may represent a return of capital to you. A return of capital is a return of a portion of your original investment in shares of our common stock. As a result, a return of capital will (i) lower your tax basis in your shares and thereby increase the amount of capital gain (or decrease the amount of capital loss) realized upon a subsequent sale or redemption of such shares, and (ii) reduce the amount of funds we have for investment in portfolio companies. We have not established any limit on the extent to which we may use offering proceeds to fund distributions.

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

The Adviser and its affiliates will receive substantial fees from us in return for their services. In the event of an Exchange Listing, these fees may include certain incentive fees based on the amount of appreciation of our investments. These fees could influence the advice provided to us. Generally, the more equity we sell in public offerings and the greater the risk assumed by us with respect to our investments, including through the use of leverage, the greater the potential for growth in our assets and profits, and, correlatively, the fees payable by us to our Adviser. These compensation arrangements could affect our Adviser’s or its affiliates’ judgment with respect to public offerings of equity and investments made by us, which allow our Adviser to earn increased asset management fees.

The time and resources that individuals associated with our Adviser devote to us may be diverted, and we may face additional competition due to the fact that neither our Adviser nor its affiliates is prohibited from raising money for or managing another entity that makes the same types of investments that we target.

The Adviser and its affiliates currently manage Owl Rock Capital Corporation II, Owl Rock Technology Finance Corp. and Owl Rock First Lien Master Fund, L.P. and are not prohibited from raising money for and managing future investment entities that make the same or similar types of investments as those we target. As a result, the time and resources that our Adviser devotes to us may be diverted, and during times of intense activity in other investment programs they may devote less time and resources to our business than is necessary or appropriate. In addition, we may compete with any such investment entity also managed by the Adviser or its affiliates for the same investors and investment opportunities.

The Adviser and its affiliates may face conflicts of interest with respect to services performed for issuers in which we invest.

Our Adviser and its affiliates may provide a broad range of financial services to companies in which we invest, including providing arrangement, syndication, origination structuring and other services to our borrowers, in compliance with applicable law, and will generally be paid fees for such services. In addition, affiliates of our Adviser may act as placement agents or in similar capacities in connection with an offering of securities by one of the companies in our portfolio. Any compensation received by our Adviser or its affiliates for providing these services will not be shared with us and may be received before we realize a return on our investment. Our Adviser and its affiliates may face conflicts of interest with respect to services performed for these companies, on the one hand, and investments recommended to us, on the other hand.

The Adviser or its affiliates may have incentives to favor their respective other accounts and clients over us, which may result in conflicts of interest that could be harmful to us.

Because our Adviser and its affiliates manage assets for, or may in the future manage assets for, other investment companies, pooled investment vehicles and/or other accounts (including institutional clients, pension plans, co-invest vehicles and certain high net worth individuals), certain conflicts of interest are present. For instance, the Adviser and its affiliates may receive asset management performance based, or other fees from certain accounts that are higher than the fees received by our Adviser from us. In those instances, a portfolio manager for our Adviser has an incentive to favor the higher fee and/or performance-based fee accounts over us.

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

We may compete for capital and investment opportunities with other entities managed by our Adviser or its affiliates, subjecting our Adviser to certain conflicts of interests.

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

Specifically, we may compete for investments with affiliated business development companies or funds that are also advised by our Adviser, such as Owl Rock Capital Corporation II and Owl Rock Technology Finance Corp., subjecting our Adviser and its affiliates to certain conflicts of interest in evaluating the suitability of investment opportunities and making or recommending investments on our behalf. To mitigate these conflicts, our Adviser and its affiliates will seek to execute such transactions for all of the participating investment accounts, including us, on a fair and equitable basis and in accordance with Owl Rock’s allocation policy, taking into account such factors as the relative amounts of capital available for new investments; cash on hand; existing commitments and reserves; the investment programs and portfolio positions of the participating investment accounts, including portfolio construction, diversification and concentration considerations; the investment objectives, guidelines and strategies of each client; the clients for which participation is appropriate’ each client’s life cycle; targeted leverage level; targeted asset mix and any other factors deemed appropriate.

We may be prohibited under the 1940 Act from participating in certain transactions with our affiliates without the prior approval of our directors who are not interested persons and, in some cases, the prior approval of the SEC. We, our Adviser and certain affiliates have been granted exemptive relief by the SEC to permit us to co-invest with other funds managed by our Adviser or certain of its affiliates, including Owl Rock Capital Corporation II and Owl Rock Technology Finance Corp., in a manner consistent with our investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors. Pursuant to such exemptive relief, we generally are permitted to co-invest with certain of our affiliates if a “required majority” (as defined in Section 57(o) of the 1940 Act) of our independent directors make certain conclusions in connection with a co-investment transaction, including that (1) the terms of the transaction, including the consideration to be paid, are reasonable and fair to us and our shareholders and do not involve overreaching of us or our shareholders on the part of any person concerned, (2) the transaction is consistent with the interests of our shareholders and is consistent with our investment objective and strategies, and (3) the investment by our affiliates would not disadvantage us, and our participation would not be on a basis different from or less advantageous than that on which our affiliates are investing. Owl Rock’s investment allocation policy seeks to ensure equitable allocation of investment opportunities between us and/or other funds managed by our Adviser or its affiliates. As a result of the exemptive relief, there could be significant overlap in our investment portfolio and the investment portfolio of other funds established by the Adviser or its affiliates that could avail themselves of the exemptive relief.

We may co-invest with investment funds, accounts and vehicles managed by the Adviser, where doing so is consistent with our investment strategy as well as applicable law and SEC staff interpretations. We generally will be permitted to co invest with such investment funds, accounts and vehicles where the only term that is negotiated is price. However, we, the Adviser and certain of our affiliates have applied for and been granted exemptive relief by the SEC to co-invest with other funds managed by the Adviser or certain of its affiliates in transactions in which terms other than price are negotiated in a manner consistent with our investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors. Pursuant to such exemptive relief, we are generally permitted to co invest with certain of our affiliates if a “required majority” (as defined in Section 57(o) of the 1940 Act) of our independent directors makes certain conclusions in connection with a co investment transactions, including that (1) the terms of the transaction, including the consideration to be paid, are reasonable and fair to us and our shareholders and do not involve overreaching of us or our shareholders on the part of any person concerned, (2) the transaction is consistent with the interests of our shareholders and is consistent with our investment objective and strategies, and (3) the investments by our affiliates would not disadvantage us, and our participation would not be on a basis different from or less advantageous than that on which our affiliates are investing.

Actions by the Adviser or its affiliates on behalf of their other accounts and clients may be adverse to us and our investments and harmful to us.

Our Adviser and its affiliates manage assets for accounts other than us, including private funds (for purposes of this section, “Adviser Funds”) including, but not limited to, Owl Rock Capital Corporation II, Owl Rock Technology Finance Corp. and Owl Rock First Lien Master Fund, L.P. Actions taken by our Adviser or its affiliates on behalf of its Adviser Funds may be adverse to us and our investments, which could harm our performance. For example, we may invest in the same credit obligations as other Adviser Funds, although, to the extent permitted under the 1940 Act, our investments may include different obligations of the same issuer. Decisions made with respect to the securities held by one Adviser Fund may cause (or have the potential to cause) harm to the different class of securities of the issuer held by other Adviser Funds (including us).

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

Any incentive fee payable by us that relates to the pre-incentive fee net investment income may be computed and paid on income that may include interest that has been accrued but not yet received or interest in the form of securities received rather than cash (“payment-in-kind” or “PIK” income”). PIK income will be included in the pre-incentive fee net investment income used to calculate the incentive fee to our Adviser even though we do not receive the income in the form of cash. If a portfolio company defaults on a loan that is structured to provide accrued interest income, it is possible that accrued interest income previously included in the calculation of the incentive fee will become uncollectible. Our Adviser is not obligated to reimburse us for any part of the incentive fee it received that was based on accrued interest income that we never receive as a result of a subsequent default.

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

For federal income tax purposes, we may be required to recognize taxable income in some circumstances in which we do not receive a corresponding payment in cash and to make distributions with respect to such income to maintain our tax treatment as a RIC and/or minimize excise tax. Under such circumstances, we may have difficulty meeting the Annual Distribution Requirement necessary to maintain RIC tax treatment under the Code. This difficulty in making the required distribution may be amplified to the extent that we are required to pay the incentive fee on income with respect to such accrued income. As a result, we may have to sell some of our investments at times and/or at prices we would not consider advantageous, raise additional debt or equity capital, or forgo new investment opportunities for this purpose. If we are not able to obtain cash from other sources, we may fail to qualify for RIC tax treatment and thus become subject to corporate level income tax.

Our ability to enter into transactions with our affiliates is restricted.

We are prohibited under the 1940 Act from participating in certain transactions with certain of our affiliates without the prior approval of a majority of our independent directors and, in some cases, the SEC. Any person that owns, directly or indirectly, 5% or more of our outstanding voting securities will be our affiliate for purposes of the 1940 Act, and we will generally be prohibited from buying or selling any securities from or to such affiliate on a principal basis, absent the prior approval of our Board and, in some cases, the SEC. The 1940 Act also prohibits certain “joint” transactions with certain of our affiliates, including other funds or clients advised by the Adviser or its affiliates, which in certain circumstances could include investments in the same portfolio company (whether at the same or different times to the extent the transaction involves a joint investment), without prior approval of our Board and, in some cases, the SEC. If a person acquires more than 25% of our voting securities, we will be prohibited from buying or selling any security from or to such person or certain of that person’s affiliates, or entering into prohibited joint transactions with such persons, absent the prior approval of the SEC. Similar restrictions limit our ability to transact business with our officers or directors or their affiliates or anyone who is under common control with us. The SEC has interpreted the business development company regulations governing transactions with affiliates to prohibit certain joint transactions involving entities that share a common investment adviser. As a result of these restrictions, we may be prohibited from buying or selling any security from or to any portfolio company that is controlled by a fund managed by either of our Adviser or its affiliates without the prior approval of the SEC, which may limit the scope of investment or disposition opportunities that would otherwise be available to us.

On February 7, 2017, we, the Adviser and certain of our affiliates received exemptive relief from the SEC to permit us to co-invest with other funds managed by the Adviser or its affiliates in a manner consistent with our investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors. Pursuant to such exemptive relief, we generally are permitted to co-invest with certain of our affiliates if a “required majority” (as defined in Section 57(o) of the 1940 Act) of our independent directors make certain conclusions in connection with a co-investment transaction, including that (1) the terms of the transaction, including the consideration to be paid, are reasonable and fair to us and our shareholders and do not involve overreaching of us or our shareholders on the part of any person concerned, (2) the transaction is consistent with the interests of our shareholders and is consistent with our investment objective and strategies, and (3) the investment by our affiliates would not disadvantage us, and our participation would not be on a basis different from or less advantageous than that on which our affiliates are investing

In situations when co-investment with the Adviser or its affiliates other clients is not permitted under the 1940 Act and related rules, existing or future staff guidance, or the terms and conditions of the exemptive relief granted to us by the SEC, our Adviser will need to decide which client or clients will proceed with the investment. Generally, we will not be entitled to make a co-investment in these circumstances and, to the extent that another client elects to proceed with the investment, we will not be permitted to participate. Moreover, except in certain circumstances, we will not invest in any issuer in which an affiliate’s other client holds a controlling interest.

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

Our Adviser has not assumed any responsibility to us other than to render the services described in the Investment Advisory Agreement (and, separately, under the Administration Agreement), and it will not be responsible for any action of our Board in declining to follow our Adviser’s advice or recommendations. Pursuant to the Investment Advisory Agreement, our Adviser and its directors, officers, shareholders, members, agents, employees, controlling persons, and any other person or entity affiliated with, or acting on behalf of our Adviser will not be liable to us for their acts under the Investment Advisory Agreement, absent willful misfeasance, bad faith, gross negligence or reckless disregard in the performance of their duties. We have also agreed to indemnify, defend and protect our Adviser and its directors, officers, shareholders, members, agents, employees, controlling persons and any other person or entity affiliated with, or acting on behalf of our Adviser with respect to all damages, liabilities, costs and expenses resulting from acts of our Adviser not arising out of willful misfeasance, bad faith, gross negligence or reckless disregard in the performance of their duties. These protections may lead our Adviser to act in a riskier manner when acting on our behalf than it would when acting for its own account.

The Adviser’s failure to comply with pay-to-play laws, regulations and policies could have an adverse effect on the Adviser, and thus, us.

A number of U.S. states and municipal pension plans have adopted so-called “pay-to-play” laws, regulations or policies which prohibit, restrict or require disclosure of payments to (and/or certain contacts with) state officials by individuals and entities seeking to do business with state entities, including those seeking investments by public retirement funds. The SEC has adopted a rule that, among other things, prohibits an investment adviser from providing advisory services for compensation to a government client for two years after the adviser or certain of its executives or employees makes a contribution to certain elected officials or candidates. If the Adviser, any of its employees or affiliates or any service provider acting on its behalf, fails to comply with such laws, regulations or policies, such non-compliance could have an adverse effect on the Adviser, and thus, us.

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

As a result of the Annual Distribution Requirement to qualify for tax treatment as a RIC, we may need to access the capital markets periodically to raise cash to fund new investments in portfolio companies. Currently, we may issue “senior securities,” including borrowing money from banks or other financial institutions only in amounts such that our asset coverage, as defined in the 1940 Act, equals at least 200% (or 150% if certain requirements are met) after such incurrence or issuance. If we issue senior securities, we will be exposed to risks associated with leverage, including an increased risk of loss. Our ability to issue different types of securities is also limited. Compliance with RIC distribution requirements may unfavorably limit our investment opportunities and reduce our ability in comparison to other companies to profit from favorable spreads between the rates at which we can borrow and the rates at which we can lend. Therefore, we intend to seek to continuously issue equity securities, which may lead to shareholder dilution.

We may borrow to fund investments. If the value of our assets declines, we may be unable to satisfy the asset coverage test under the 1940 Act, which would prohibit us from paying distributions and could prevent us from qualifying for tax treatment as a RIC, which would generally result in a corporate-level U.S. federal income tax on any income and net gains. If we cannot satisfy the asset coverage test, we may be required to sell a portion of our investments and, depending on the nature of our debt financing, repay a portion of our indebtedness at a time when such sales may be disadvantageous. Also, any amounts that we use to service our indebtedness would not be available for distribution to our shareholders.

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

Most debt securities in which we intend to invest will not be rated by any rating agency and, if they were rated, they would be rated as below investment grade quality and are commonly referred to as “high yield” or “junk”. Debt securities rated below investment grade quality are generally regarded as having predominantly speculative characteristics and may carry a greater risk with respect to a borrower’s capacity to pay interest and repay principal. In addition, some of the loans in which we may invest may be “covenant-lite” loans. We use the term “covenant-lite” loans to refer generally to loans that do not have a complete set of financial maintenance covenants. Generally, “covenant-lite” loans provide borrower companies more freedom to negatively impact lenders because their covenants are incurrence-based, which means they are only tested and can only be breached following an affirmative action of the borrower, rather than by a deterioration in the borrower’s financial condition. Accordingly, to the extent we invest in “covenant-lite” loans, we may have fewer rights against a borrower and may have a greater risk of loss on such investments as compared to investments in or exposure to loans with financial maintenance covenants.

We may invest through joint ventures, partnerships or other special purpose vehicles and our investments through these vehicles may entail greater risks, or risks that we otherwise would not incur, if we otherwise made such investments directly.

We may make indirect investments in portfolio companies through joint ventures, partnerships or other special purpose vehicles (“Investment Vehicles”) including Sebago Lake LLC. In general, the risks associated with indirect investments in portfolio companies through a joint venture, partnership or other special purpose vehicle are similar to those associated with a direct investment in a portfolio company. While we intend to analyze the credit and business of a potential portfolio company in determining whether to make an investment in an Investment Vehicle, we will nonetheless be exposed to the creditworthiness of the Investment Vehicle. In the event of a bankruptcy proceeding against the portfolio company, the assets of the portfolio company may be used to satisfy its obligations prior to the satisfaction of our investment in the Investment Vehicle (i.e., our investment in the Investment Vehicle could be structurally subordinated to the other obligations of the portfolio company). In addition, if we are to invest in an Investment Vehicle, we may be required to rely on our partners in the Investment Vehicle when making decisions regarding such Investment Vehicle’s investments, accordingly, the value of the investment could be adversely affected if our interests diverge from those of our partners in the Investment Vehicle.

If the assets securing the loans that we make decrease in value, then we may lack sufficient collateral to cover losses.

To attempt to mitigate credit risks, we intend to take a security interest in the available assets of our portfolio companies. There is no assurance that we will obtain or properly perfect our liens.

There is a risk that the collateral securing our loans may decrease in value over time, may be difficult to sell in a timely manner, may be difficult to appraise and may fluctuate in value based upon the success of the business and market conditions, including as a result of the inability of a portfolio company to raise additional capital. In some circumstances, our lien could be subordinated to claims of other creditors. Consequently, the fact that a loan is secured does not guarantee that we will receive principal and interest payments according to the loan’s terms, or that we will be able to collect on the loan should we be forced to enforce our remedies.

We may suffer a loss if a portfolio company defaults on a loan and the underlying collateral is not sufficient.

In the event of a default by a portfolio company on a secured loan, we will only have recourse to the assets collateralizing the loan. If the underlying collateral value is less than the loan amount, we will suffer a loss. In addition, we may make loans that are unsecured, which are subject to the risk that other lenders may be directly secured by the assets of the portfolio company. In the event of a default, those collateralized lenders would have priority over us with respect to the proceeds of a sale of the underlying assets. In cases described above, we may lack control over the underlying asset collateralizing our loan or the underlying assets of the portfolio company prior to a default, and as a result the value of the collateral may be reduced by acts or omissions by owners or managers of the assets.

In the event of bankruptcy of a portfolio company, we may not have full recourse to its assets in order to satisfy our loan, or our loan may be subject to “equitable subordination.” This means that depending on the facts and circumstances, including the extent to which we actually provided significant “managerial assistance,” if any, to that portfolio company, a bankruptcy court might re-characterize our debt holding and subordinate all or a portion of our claim to that of other creditors. In addition, certain of our loans are subordinate to other debt of the portfolio company. If a portfolio company defaults on our loan or on debt senior to our loan, or in the event of a portfolio company bankruptcy, our loan will be satisfied only after the senior debt receives payment. Where debt senior to our loan exists, the presence of intercreditor arrangements may limit our ability to amend our loan documents, assign our loans, accept prepayments, exercise our remedies (through “standstill” periods) and control decisions made in bankruptcy proceedings relating to the portfolio company. Bankruptcy and portfolio company litigation can significantly increase collection losses and the time needed for us to acquire the underlying collateral in the event of a default, during which time the collateral may decline in value, causing us to suffer losses.

If the value of collateral underlying our loan declines or interest rates increase during the term of our loan, a portfolio company may not be able to obtain the necessary funds to repay our loan at maturity through refinancing. Decreasing collateral value and/or increasing interest rates may hinder a portfolio company’s ability to refinance our loan because the underlying collateral cannot satisfy the debt service coverage requirements necessary to obtain new financing. If a borrower is unable to repay our loan at maturity, we could suffer a loss which may adversely impact our financial performance.

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

The net proceeds from the sale of our shares will be used for our investment opportunities, and, if necessary, the payment of operating expenses and the payment of various fees and expenses such as base management fees, incentive fees, other fees and distributions. Any working capital reserves we maintain may not be sufficient for investment purposes, and we may require additional debt financing or equity capital to operate. We are required to distribute at least 90% of our net ordinary income and net short-term capital gains in excess of net long-term capital losses, if any, to our shareholders to maintain our tax treatment as a RIC. Accordingly, in the event that we need additional capital in the future for investments or for any other reason we may need to access the capital markets periodically to issue debt or equity securities or borrow from financial institutions in order to obtain such additional capital. These sources of funding may not be available to us due to unfavorable economic conditions, which could increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. Consequently, if we cannot obtain further debt or equity financing on acceptable terms, our ability to acquire additional investments and to expand our operations will be adversely affected. As a result, we would be less able to diversify our portfolio and achieve our investment objective, which may negatively impact our results of operations and reduce our ability to make distributions to our shareholders.

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

Although we intend to structure certain of our investments as senior debt, if one of our portfolio companies were to go bankrupt, depending on the facts and circumstances, including the extent to which we provided managerial assistance to that portfolio company or a representative of us or our Adviser sat on the board of directors of such portfolio company, a bankruptcy court might recharacterize our debt investment and subordinate all or a portion of our claim to that of other creditors. In situations where a bankruptcy carries a high degree of political significance, our legal rights may be subordinated to other creditors.

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

We do not currently, and do not expect in the future to control most of our portfolio companies, although we may have board representation or board observation rights, and our debt agreements may impose certain restrictive covenants on our borrowers. As a result, we are subject to the risk that a portfolio company in which we invest may make business decisions with which we disagree and the management of such company, as representatives of the holders of their common equity, may take risks or otherwise act in ways that do not serve our interests as a debt investor. Due to the lack of liquidity for our investments in private companies, we may not be able to dispose of our interests in our portfolio companies as readily as we would like or at a favorable value. As a result, a portfolio company may make decisions that could decrease the value of our portfolio holdings.

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

We may make investments in portfolio companies that are domiciled outside of the United States. Pursuant to our investment policies, we will not invest more than 20% of our total assets in companies whose principal place of business is outside the United States. Our investments in foreign portfolio companies are deemed “non-qualifying assets”, which means that, as required by the 1940 Act, such investments, along with other investments in non-qualifying assets, may not constitute more than 30% of our total assets at the time of our acquisition of any such asset, after giving effect to the acquisition. Notwithstanding the limitation on our ownership of foreign portfolio companies, such investments subject us to many of the same risks as our domestic investments, as well as certain additional risks, including the following:

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

Defaults by our portfolio companies could jeopardize a portfolio company’s ability to meet its obligations under the debt or equity investments that we hold which could harm our operating results.

A portfolio company’s failure to satisfy financial or operating covenants imposed by us or other lenders could lead to defaults and, potentially, termination of its debt financing and foreclosure on its secured assets, which could trigger cross-defaults under other agreements and jeopardize a portfolio company’s ability to meet its obligations under the debt or equity investments that we hold. We may incur expenses to the extent necessary to seek recovery upon default or to negotiate new terms, which may include the waiver of certain financial covenants, with a defaulting portfolio company. In addition, some of the loans in which we may invest may be “covenant-lite” loans. We use the term “covenant-lite” loans to refer generally to loans that do not have a complete set of financial maintenance covenants. Generally, “covenant-lite” loans provide borrower companies more freedom to negatively impact lenders because their covenants are incurrence-based, which means they are only tested and can only be breached following an affirmative action of the borrower, rather than by a deterioration in the borrower’s financial condition. Accordingly, to the extent we invest in “covenant-lite” loans, we may have fewer rights against a borrower and may have a greater risk of loss on such investments as compared to investments in or exposure to loans with financial maintenance covenants.

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

We cannot guarantee that we will be able to obtain various required licenses in U.S. states or in any other jurisdiction where they may be required in the future

We are required to have and may be required in the future to obtain various state licenses to, among other things, originate commercial loans, and may be required to obtain similar licenses from other authorities, including outside of the United States, in the future in connection with one or more investments. Applying for and obtaining required licenses can be costly and take several months. We cannot assure you that we will maintain or obtain all of the licenses that we need on a timely basis. We also are and will be subject to various information and other requirements to maintain and obtain these licenses, and we cannot assure you that we will satisfy those requirements. Our failure to maintain or obtain licenses that we require, now or in the future, might restrict investment options and have other adverse consequences.

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

• are more likely to depend on the management talents and efforts of a small group of persons and, therefore, the death, disability, resignation or termination of one or more of these persons could have a material adverse impact on the company and, in turn, on us; and

• generally have less predictable operating results, may from time to time be parties to litigation, may be engaged in rapidly changing businesses with products subject to a substantial risk of obsolescence, and may require substantial additional capital to support their operations, finance expansion or maintain their competitive position

In addition, investments in private companies tend to be less liquid. The securities of private companies are not publicly traded or actively traded on the secondary market and are, instead, traded on a privately negotiated over-the-counter secondary market for institutional investors. These over-the-counter secondary markets may be inactive during an economic downturn or a credit crisis and in any event often have lower volumes than publicly traded securities even in normal market conditions. In addition, the securities in these companies will be subject to legal and other restrictions on resale or will otherwise be less liquid than publicly traded securities. If there is no readily available market for these investments, we are required to carry these investments at fair value as determined by our Board. As a result, if we are required to liquidate all or a portion of our portfolio quickly, we may realize significantly less than the value at which we had previously recorded these investments. We may also face other restrictions on our ability to liquidate an investment in a portfolio company to the extent that we, our Adviser or any of its affiliates have material nonpublic information regarding such portfolio company or where the sale would be an impermissible joint transaction under the 1940 Act. The reduced liquidity of our investments may make it difficult for us to dispose of them at a favorable price, and, as a result, we may suffer losses.

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

The 1940 Act generally prohibits us from incurring indebtedness unless immediately after such borrowing we have an asset coverage for total borrowings of at least 200% (i.e., the amount of our outstanding indebtedness may not exceed 50% of the value of our total consolidated assets). However, legislation enacted in March 2018 has modified the 1940 Act by allowing a BDC to increase the maximum amount of leverage it may incur from an asset coverage ratio of 200% to an asset coverage ratio of 150%, if certain requirements are met. The reduced asset coverage requirement would permit a BDC to double the amount of leverage it could incur. Under the legislation, we are allowed to increase our leverage capacity if shareholders representing at least a majority of the votes cast, when quorum is met, approve a proposal to do so. If we receive shareholder approval, we would be allowed to increase our leverage capacity on the first day after such approval. Alternatively, the legislation allows the majority of our independent directors to approve an increase in our leverage capacity, and such approval would become effective after one year. In either case, we would be required to extend to our shareholders, as of the date of such approval the opportunity to sell the shares of common stock that they hold and to make certain disclosures on our website and in SEC filings regarding, among other things, the receipt of approval to increase our leverage, our leverage capacity and usage, and risks related to leverage. For shareholders accepting such an offer, the Company would be required to repurchase 25% of such shareholders’ eligible shares in each of the four calendar quarters following the calendar quarter in which the approval occurs. In addition, before incurring any such additional leverage, we would have to renegotiate or receive a waiver from the contractual leverage limitations under our existing credit facilities and notes. We cannot assure you that we will be able to negotiate a change to our credit facilities or notes to allow us to incur additional leverage or that any such an amendment will be available to us on favorable terms.

As a result of this legislation, we may be able to increase our leverage up to an amount that reduces our asset coverage ratio from 200% to 150%. Leverage magnifies the potential for loss on investments in our indebtedness and on invested equity capital. As we use leverage to partially finance our investments, you will experience increased risks of investing in our securities. If the value of our assets increases, then leveraging would cause the net asset value attributable to our common stock to increase more sharply than it would have had we not leveraged. Conversely, if the value of our assets decreases, leveraging would cause net asset value to decline more sharply than it otherwise would have had we not leveraged our business. Similarly, any increase in our income in excess of interest payable on the borrowed funds would cause our net investment income to increase more than it would without the leverage, while any decrease in our income would cause net investment income to decline more sharply than it would have had we not borrowed. Such a decline could negatively affect our ability to pay common stock dividends, scheduled debt payments or other payments related to our securities. Leverage is generally considered a speculative investment technique. See “— Risks Related to Our Business — To the extent that we borrow money, the potential for gain or loss on amounts invested in us will be magnified and may increase the risk of investing in us. Borrowed money may also adversely affect the return on our assets, reduce cash available to service our debt or for distribution to our shareholders, and result in losses.”

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

• loss of RIC tax treatment or business development company status;

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

Shareholders will experience dilution in their ownership percentage if they do not participate in our distribution reinvestment plan.

All distributions declared in cash payable to shareholders that are participants in our distribution reinvestment plan will generally be automatically reinvested in shares of our common stock unless the investor opts out of the plan. As a result, shareholders that do not elect to participate in our distribution reinvestment plan will experience dilution over time. Shareholders who do not elect to participate in our distribution reinvestment plan may experience accretion to the net asset value of their shares if our shares are trading at a premium to net asset value and dilution if our shares are trading at a discount to net asset value. The level of accretion or discount would depend on various factors, including the proportion of our shareholders who participate in the plan, the level of premium or discount at which our shares are trading and the amount of the distribution payable to shareholders.

The existence of a large number of outstanding shares and shareholders prior to an Exchange Listing could negatively affect our stock price.

The ability of our shareholders to liquidate their investments will be limited. If we were to conduct an Exchange Listing in the future, a large volume of sales of our shares could decrease the prevailing market prices of our common stock and could impair our ability to raise additional capital through the sale of equity securities in the future. Even if a substantial number of sales are not affected, the mere perception of the possibility of these sales could depress the market price of our common stock and have a negative effect on our ability to raise capital in the future. In addition, anticipated downward pressure on our common stock price due to actual or anticipated sales of common stock from this market overhang could cause some institutions or individuals to engage in short sales of our common stock, which may itself cause the price of our stock to decline.

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

Holders of any preferred stock that we may issue will have the right to elect certain members of the Board and have class voting rights on certain matters.

The 1940 Act requires that holders of shares of preferred stock must be entitled as a class to elect two directors at all times and to elect a majority of the directors if dividends on such preferred stock are in arrears by two years or more, until such arrearage is eliminated. In addition, certain matters under the 1940 Act require the separate vote of the holders of any issued and outstanding preferred stock, including changes in fundamental investment restrictions and conversion to open end status and, accordingly, preferred shareholders could veto any such changes. Restrictions imposed on the declarations and payment of dividends or other distributions to the holders of our common stock and preferred stock, both by the 1940 Act and by requirements imposed by rating agencies, might impair our ability to maintain our tax treatment as a RIC for U.S. federal income tax purposes.

Federal Income Tax Risks

We cannot predict how tax reform legislation will affect us, our investments, or our shareholders, and any such legislation could adversely affect our business.

Legislative or other actions relating to taxes could have a negative effect on us. The rules dealing with U.S. federal income taxation are constantly under review by persons involved in the legislative process and by the IRS and the U.S. Treasury Department. In December 2017, the U.S. House of Representatives and U.S. Senate passed tax reform legislation, which the President signed into law. Such legislation has made many changes to the Internal Revenue Code, including significant changes to the taxation of business entities, the deductibility of interest expense, and the tax treatment of capital investment. We cannot predict with certainty how any changes in the tax laws might affect us, our shareholders, or our portfolio investments. New legislation and any U.S. Treasury regulations, administrative interpretations or court decisions interpreting such legislation could significantly and negatively affect our ability to qualify for tax treatment as a RIC or the U.S. federal income tax consequences to us and our shareholders of such qualification, or could have other adverse consequences. Shareholders are urged to consult with their tax advisor regarding tax legislative, regulatory, or administrative developments and proposals and their potential effect on an investment in our securities.

We will be subject to corporate-level U.S. federal income tax if we are unable to qualify for and maintain our tax treatment as a RIC under Subchapter M of the Code or if we make investments through taxable subsidiaries.

To maintain RIC tax treatment under the Code, we must meet the following minimum annual distribution, income source and asset diversification requirements. See “ITEM 1. BUSINESS – Certain U.S. Federal Income Tax Considerations.”

The minimum Annual Distribution Requirement for a RIC will be satisfied if we distribute to our shareholders on an annual basis at least 90% of our “investment company taxable income,” which is generally our net ordinary income plus the excess, if any, of realized net short term capital gains over realized net long term capital losses. In addition, a RIC may, in certain cases, satisfy the 90% distribution requirement by distributing dividends relating to a taxable year after the close of such taxable year under the “spillback dividend” provisions of Subchapter M. We would be taxed, at regular corporate rates, on retained income and/or gains, including any short term capital gains or long term capital gains. We also must satisfy an additional Excise Tax Avoidance Requirement with respect to each calendar year in order to avoid a 4% excise tax on the amount of the under distribution. Because we may use debt financing, we are subject to (i) an asset coverage ratio requirement under the 1940 Act and may, in the future, be subject to (ii) certain financial covenants under loan and credit agreements that could, under certain circumstances, restrict us from making distributions necessary to satisfy the distribution requirements. If we are unable to obtain cash from other sources, or choose or are required to retain a portion of our taxable income or gains, we could (1) be required to pay excise taxes and (2) fail to qualify for RIC tax treatment, and thus become subject to corporate level income tax on our taxable income (including gains).

The income source requirement will be satisfied if we obtain at least 90% of our annual income from dividends, interest, gains from the sale of stock or securities, or other income derived from the business of investing in stock or securities.

The asset diversification requirement will be satisfied if we meet certain asset diversification requirements at the end of each quarter of our taxable year. Specifically, at least 50% of the value of our assets must consist of cash, cash equivalents (including receivables), U.S. government securities, securities of other RICs, and other acceptable securities if such securities or any one issuer do not represent more than 5% of the value of our assets or more than 10% of the outstanding voting securities of the issuer; and no more than 25% of the value of our assets can be invested in the securities, other than U.S. government securities or securities of other RICs, of one issuer, of two or more issuers that are controlled, as determined under applicable Code rules, by us and that are engaged in the same or similar or related trades or businesses or of certain “qualified publicly traded partnerships.” Failure to meet these requirements may result in our having to dispose of certain investments quickly in order to prevent the loss of RIC status. Because most of our investments will be in private companies, and therefore will be relatively illiquid, any such dispositions could be made at disadvantageous prices and could result in substantial losses.

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

For U.S. federal income tax purposes, we may be required to recognize taxable income in circumstances in which we do not receive a corresponding payment in cash. For example, since we will likely hold debt obligations that are treated under applicable tax rules as having OID (such as debt instruments with PIK, secondary market purchases of debt securities at a discount to par, interest or, in certain cases, increasing interest rates or debt instruments that were issued with warrants), we must include in income each year a portion of the OID that accrues over the life of the obligation, regardless of whether cash representing such income is received by us in the same taxable year. We may also have to include in income other amounts that we have not yet received in cash, such as unrealized appreciation for foreign currency forward contracts and deferred loan origination fees that are paid after origination of the loan or are paid in non-cash compensation such as warrants or stock. Furthermore, we may invest in non-U.S. corporations (or other non-U.S. entities treated as corporations for U.S. federal income tax purposes) that could be treated under the Code and U.S. Treasury regulations as “passive foreign investment companies” and/or “controlled foreign corporations.” The rules relating to investment in these types of non-U.S. entities are designed to ensure that U.S. taxpayers are either, in effect, taxed currently (or on an accelerated basis with respect to corporate-level events) or taxed at increased tax rates at distribution or disposition. In certain circumstances this could require us to recognize income where we do not receive a corresponding payment in cash.

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

We anticipate that a portion of our income may constitute OID or other income required to be included in taxable income prior to receipt of cash. Further, we may elect to amortize market discounts with respect to debt securities acquired in the secondary market and include such amounts in our taxable income in the current year, instead of upon disposition, as an election not to do so would limit our ability to deduct interest expenses for tax purposes. Because any OID or other amounts accrued will be included in our investment company taxable income for the year of the accrual, we may be required to make a distribution to our shareholders in order to satisfy the Annual Distribution Requirement, even if we will not have received any corresponding cash amount. As a result, we may have difficulty meeting the Annual Distribution Requirement necessary to maintain RIC tax treatment under the Code. We may have to sell some of our investments at times and/or at prices we would not consider advantageous, raise additional debt or equity capital, make a partial share distribution, or forgo new investment opportunities for this purpose. If we are not able to obtain cash from other sources, and choose not to make a qualifying share distribution, we may fail to qualify for RIC tax treatment and thus become subject to corporate-level U.S. federal income tax

Item 1B. Unresolved Staff Comments

None

Item 2. Properties

Our corporate headquarters are located at 399 Park Avenue, 38th floor, New York, New York 10022 and are provided by the Adviser in accordance with the terms of our Administration Agreement. We believe that our office facilities are suitable and adequate for our business as it is contemplated to be conducted.

Item 3. Legal Proceedings

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

Item 4. Mine Safety Disclosures

Not applicable

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

On February 27, 2019, our Board declared a distribution of 90% of estimated first quarter taxable income and net capital gains, if any, for shareholders of record on March 31, 2019, payable on or before May 15, 2019.

The following table summarizes dividends declared for the years ended December 31, 2018, 2017 and 2016:

	December 31, 2018
Date Declared	Record Date	Payment Date	Distribution per Share
November 6, 2018	December 31, 2018	January 31, 2019	$0.36
August 7, 2018	September 30, 2018	November 15, 2018	$0.39
June 22, 2018	June 30, 2018	August 15, 2018	$0.34
March 2, 2018	March 31, 2018	April 30, 2018	$0.33
Total Distributions Declared			$1.42

	December 31, 2017
Date Declared	Record Date	Payment Date	Distribution per Share
November 7, 2017	December 31, 2017	January 31, 2018	$0.34
November 7, 2017	November 7, 2017	November 14, 2017	$0.32
August 8, 2017	August 8, 2017	August 15, 2017	$0.26
May 9, 2017	May 9, 2017	May 15, 2017	$0.24
March 7, 2017	March 7, 2017	March 15, 2017	$0.19
Total Distributions Declared			$1.35

	December 31, 2016
Date Declared	Record Date	Payment Date	Distribution per Share
November 8, 2016	November 15, 2016	November 30, 2016	$0.06
Total Distributions Declared			$0.06

Substantially all of the dividends declared during the year ended December 31, 2018 were derived from ordinary income, determined on a tax basis. Total distributions declared of $232.1 million consisted of approximately $231.9 million of ordinary income and $0.2 million of long-term capital gains. The dividends declared during the years ended December 31, 2017 and 2016 were derived from ordinary income, determined on a tax basis. For the years ended December 31, 2018, 2017 and 2016, 89.3%, 88.3% and 94.7%, respectively, of distributed ordinary income qualified as interest related dividend which is exempt from U.S. withholding tax applicable to non-U.S. shareholders.

Item 6. Selected Financial Data.

The following table below sets forth our selected consolidated historical financial data for the years ended December 31, 2018, 2017 and 2016. The selected consolidated historical financial data has been derived from our audited consolidated financial statements, which is included elsewhere in this Form 10-K and our SEC filings.

The selected consolidated financial information and other data presented below should be read in conjunction with our consolidated financial statements and notes thereto and “ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS,” which are included elsewhere in this Form 10-K.

($ in millions, except per share amounts)	For the Year Ended December 31, 2018	For the Year Ended December 31, 2017	For the Year Ended December 31, 2016
Consolidated Statement of Operations Data
Income
Total investment income	$388.7	$159.9	$28.8
Expenses
Total expenses	142.2	65.9	19.4
Net investment income before income taxes	246.5	94.0	9.4
Excise tax expense	1.1	0.2	0.4
Net investment income after income taxes	245.4	93.8	9.0
Total change in net unrealized gain (loss)	(43.6)	9.2	7.6
Total change in realized gain (loss)	0.4	0.7	—
Increase in net assets resulting from operations	$202.2	$103.7	$16.6
Earnings per common share – basic and diluted	$1.38	$1.55	$0.78

($ in millions, except per share amounts)	December 31, 2018	December 31, 2017	December 31, 2016
Consolidated Balance Sheet Data
Cash and restricted cash	$127.6	$20.1	$209.4
Investments at fair value	5,784.1	2,389.8	967.4
Total assets	5,951.0	2,443.5	1,180.8
Total debt (net of unamortized debt issuance costs)	2,567.7	919.4	491.9
Total liabilities	2,686.2	971.0	500.3
Total net assets	$3,264.8	$1,472.6	$680.5
Net asset value per share	$15.10	$15.03	$14.85
Other Data:
Number of portfolio companies	74	40	21
Distributions Declared Per Share	$1.42	$1.35	$0.06
Total return based on net asset value(1)	10.2%	10.6%	(0.6)%
Weighted average total yield of portfolio at fair value	9.4%	8.8%	9.0%
Weighted average total yield of portfolio at amortized cost	9.4%	8.9%	9.0%
Weighted average yield of debt and income producing securities at fair value	9.4%	8.8%	9.0%
Weighted average yield of debt and income producing securities at amortized cost	9.4%	8.9%	9.0%
Fair value of debt investments as a percentage of principal	97.9%	98.9%	98.8%

________________

(1)	Total return is calculated as the change in NAV per share during the period, plus distributions per share, if any, divided by the beginning NAV per share.

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

From March 3, 2016 (the “Initial Closing”) through March 2, 2018, we conducted private offerings (each, a “Private Offering”) of our common stock to accredited investors in reliance on exemptions from the registration requirements of the Securities Act of 1933, as amended. At the closing of each Private Offering, each investor made a capital commitment (a “Capital Commitment”) to purchase shares of our common stock pursuant to a subscription agreement entered into with the Company. Investors are required to fund drawdowns to purchase shares of our common stock up to the amount of their respective Capital Commitment on an as-needed basis each time we deliver a drawdown notice to our investors. As of December 31, 2018, we had $5.5 billion in total Capital Commitments from investors and have drawn $3.1 billion.  If we have not consummated a listing of our common stock on a national securities exchange (an "Exchange Listing") by March 3, 2021, the five-year anniversary of the Initial Closing, subject to extension for two additional one-year periods, in the sole discretion of the Board, the Board (subject to any necessary shareholder approvals and applicable requirements of the Investment Company Act of 1940 (the “1940 Act”)) will use its commercially reasonable efforts to wind down and/or liquidate and dissolve the Company in an orderly manner.

Placement activities were conducted by our officers and the Adviser. In addition, we entered into agreements with placement agents or broker-dealers to solicit investor Capital Commitments. Fees paid pursuant to these agreements are paid by our Adviser.

The Adviser also serves as investment adviser to Owl Rock Capital Corporation II. Owl Rock Capital Corporation II is a corporation formed under the laws of the State of Maryland that, like us, has elected to be treated as a business development company (“BDC”) under the 1940 Act. Owl Rock Capital Corporation II’s investment objective is similar to ours, which is to generate current income, and to a lesser extent, capital appreciation by targeting investment opportunities with favorable risk-adjusted returns. As of December 31, 2018, Owl Rock Capital Corporation II had raised gross proceeds of approximately $449.0 million, including seed capital contributed by the Adviser in September 2016 and approximately $10.0 million in gross proceeds raised from certain individuals and entities affiliated with the Adviser.

The Adviser is under common control with Owl Rock Technology Advisors LLC (“ORTA”) and Owl Rock Capital Private Fund Advisors LLC (“ORCPFA”), which also are investment advisers and subsidiaries of Owl Rock Capital Partners. The Adviser, ORTA, ORCPFA and Owl Rock Capital Partners are referred to, collectively, as “Owl Rock.”

We may be prohibited under the 1940 Act from participating in certain transactions with our affiliates without the prior approval of our directors who are not interested persons and, in some cases, the prior approval of the SEC.  We, our Adviser and certain affiliates have been granted exemptive relief by the SEC to permit us to co-invest with other funds managed by our Adviser or certain of its affiliates, including Owl Rock Capital Corporation II and Owl Rock Technology Finance Corp., in a manner consistent with our investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors. Pursuant to such exemptive relief, we generally are permitted to co-invest with certain of our affiliates if a “required majority” (as defined in Section 57(o) of the 1940 Act) of our independent directors make certain conclusions in connection with a co-investment transaction, including that (1) the terms of the transactions, including the consideration to be paid, are reasonable and fair to us and our shareholders and do not involve overreaching by us or our shareholders on the part of any person concerned, (2) the transaction is consistent with the interests of our shareholders and is consistent with our investment objective and strategies, and (3) the investment by our affiliates would not disadvantage us, and our participation would not be on a basis different from or less advantageous than that on which our affiliates are investing. Owl Rock’s investment allocation policy seeks to ensure equitable allocation of investment opportunities between us and/or other funds managed by our Adviser or its affiliates. As a result of the exemptive relief, there could be significant overlap in our investment portfolio and the investment portfolio of other funds established by the Adviser or its affiliates that could avail themselves of the exemptive relief.

On April 27, 2016, we formed a wholly-owned subsidiary, OR Lending LLC, a Delaware limited liability company, which holds a California finance lenders license. OR Lending LLC loans to borrowers headquartered in California. For time to time we may form wholly-owned subsidiaries to facilitate our normal course of business.

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

Our Investment Framework

We are a Maryland corporation organized primarily to originate and make loans to, and make debt and equity investments in, U.S. middle market companies. Our investment objective is to generate current income, and to a lesser extent, capital appreciation by targeting investment opportunities with favorable risk-adjusted returns. Since our Adviser and its affiliates began investment activities in April 2016 through December 31, 2018, our Adviser and its affiliates have originated $11.1 billion aggregate principal amount of investments, of which $9.8 billion of aggregate principal amount of investments prior to any subsequent exits or repayments, was retained by either us or a corporation or fund advised by our Adviser or its affiliates. We seek to generate current income primarily in U.S. middle market companies through direct originations of senior secured loans or originations of unsecured loans, subordinated loans or mezzanine loans and, to a lesser extent, investments in equity-related securities including warrants, preferred stock and similar forms of senior equity.

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

As of December 31, 2018, our average debt investment size in each of our portfolio companies was approximately $79.2 million based on fair value. As of December 31, 2018, our portfolio companies, excluding the investment in Sebago Lake and certain investments that fall outside of our typical borrower profile and represent 99.6% of our total portfolio based on fair value, had weighted average annual revenue of $468 million and weighted average annual EBITDA of $81 million.

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

Revenues

We generate revenues primarily in the form of interest income from the investments we hold. In addition, we may generate income from dividends on either direct equity investments or equity interests obtained in connection with originating loans, such as options, warrants or conversion rights. Our debt investments typically have a term of three to ten years. As of December 31, 2018, 99.6% of our debt investments based on fair value bear interest at a floating rate, subject to interest rate floors, in certain cases. Interest on our debt investments is generally payable either monthly or quarterly.

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

Loan origination fees, original issue discount and market discount or premium are capitalized, and we accrete or amortize such amounts under U.S. GAAP as interest income using the effective yield method for term instruments and the straight-line method for revolving or delayed draw instruments. Repayments of our debt investments can reduce interest income from period to period. The frequency or volume of these repayments may fluctuate significantly. We record prepayment premiums on loans as interest income.  We may also generate revenue in the form of commitment, loan origination, structuring, or due diligence fees, fees for providing managerial assistance to our portfolio companies and possibly consulting fees.

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

In any period, our interest expense will depend largely on the extent of our borrowing, and we expect interest expense will increase as we increase our debt outstanding. In addition, we may dedicate assets to financing facilities.

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

Robust Demand for Debt Capital. We believe U.S. middle market companies will continue to require access to debt capital to refinance existing debt, support growth and finance acquisitions. In addition, we believe the large amount of uninvested capital held by funds of private equity firms, estimated by Preqin Ltd., an alternative assets industry data and research company, to be $1.2 trillion as of December 2018, will continue to drive deal activity. We expect that private equity sponsors will continue to pursue acquisitions and leverage their equity investments with secured loans provided by companies such as us.

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

Portfolio and Investment Activity

As of December 31, 2018, based on fair value, our portfolio consisted of 78.7% first lien senior secured debt investments, 19.2% second lien senior secured debt investments, 0.4% unsecured debt investments, 1.5% investment funds and vehicles, and less than 1% equity investments.

As of December 31, 2018, our weighted average total yield of the portfolio at fair value and amortized cost was 9.4% and 9.4%, respectively, and our weighted average yield of debt and income producing securities at fair value and amortized cost was 9.4% and 9.4%, respectively.

As of December 31, 2018 we had investments in 73 portfolio companies with an aggregate fair value of $5.8 billion.

Our investment activity for the three months ended December 31, 2018, 2017 and 2016 is presented below (information presented herein is at par value unless otherwise indicated).

	For the Years Ended December 31,
($ in thousands)	2018	2017	2016
New investment commitments
Gross originations	$5,814,181	$2,277,528	$1,173,032
Less: Sell downs	(618,040)	(396,375)	(172,500)
Total new investment commitments	$5,196,141	$1,881,153	$1,000,532
Principal amount of investments funded:
First-lien senior secured debt investments	$3,388,527	$1,242,944	$584,660
Second-lien senior secured debt investments	799,701	434,750	395,500
Equity investments	11,215	2,760	—
Investment funds and vehicles	26,110	65,028	—
Unsecured debt investments	23,000	—	—
Total principal amount of investments funded	$4,248,553	$1,745,482	$980,160
Principal amount of investments sold or repaid:
First-lien senior secured debt investments	$(536,715)	$(187,351)	$—
Second-lien senior secured debt investments	(341,600)	(138,500)	—
Equity investments	(2,760)	—	—
Investment funds and vehicles	—	—	—
Unsecured debt investments	—	—	—
Total principal amount of investments sold or repaid	$(881,075)	$(325,851)	$—
Number of new investment commitments in new portfolio companies(1)	44	25	21
Average new investment commitment amount	$105,689	$72,566	$47,644
Weighted average term for new investment commitments (in years)	6.2	6.0	6.4
Percentage of new debt investment commitments at floating rates	99.6%	98.1%	98.0%
Percentage of new debt investment commitments at fixed rates	0.4%	1.9%	2.0%
Weighted average interest rate of new investment commitments(2)	8.8%	8.3%	8.5%
Weighted average spread over LIBOR of new floating rate investment commitments	6.0%	6.5%	7.3%

________________

(1)	Number of new investment commitments represents commitments to a particular portfolio company.
(2)

Assumes each floating rate commitment is subject to the greater of the interest rate floor (if applicable) or 3-month LIBOR, which was 2.81%, 1.69% and 1.00% as of December 31, 2018, 2017 and 2016, respectively.

As of December 31, 2018 and 2017, our investments consisted of the following:

	December 31, 2018		December 31, 2017
($ in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
First-lien senior secured debt investments	$4,566,573	$4,554,835	$1,640,301	$1,652,021
Second-lien senior secured debt investments	1,119,507	1,109,366	664,825	669,376
Unsecured debt investments	23,000	22,183	—	—
Equity investments	11,215	11,063	2,760	2,760
Investment funds and vehicles(1)	91,138	86,622	65,028	65,599
Total Investments	$5,811,433	$5,784,069	$2,372,914	$2,389,756

________________

(1)	Includes investment in Sebago Lake.

The table below describes investments by industry composition based on fair value as of December 31, 2018 and 2017:

	December 31, 2018	December 31, 2017
Advertising and media	4.2%	3.3%
Aerospace and defense	—	2.1
Automotive	2.6	—
Buildings and real estate	5.2	5.2
Business services	7.6	8.8
Chemicals	1.7	—
Consumer products	1.8	4.7
Containers and packaging	0.7	2.3
Distribution	10.6	13.3
Education	3.0	—
Energy equipment and services	1.6	6.1
Financial services	1.9	3.6
Food and beverage	8.4	5.5
Healthcare providers and services	6.5	7.6
Healthcare technology	0.7	—
Household products	0.9	3.0
Human resource support services	—	1.9
Infrastructure and environmental services	3.4	3.1
Insurance	0.6	1.4
Internet software and services	9.5	7.4
Investment funds and vehicles (1)	1.5	2.7
Leisure and entertainment	3.8	7.6
Manufacturing	1.8	3.3
Oil and gas	4.9	1.6
Professional services	11.4	2.4
Specialty retail	2.8	1.6
Telecommunications	0.6	—
Transportation	2.3	1.5
Total	100.0%	100.0%
________________

(1)	Includes investment in Sebago Lake.

The table below describes investments by geographic composition based on fair value as of December 31, 2018 and 2017:

	December 31, 2018	December 31, 2017
United States:
Midwest	17.3%	16.9%
Northeast	22.0	15.7
South	36.7	42.1
West	20.1	17.9
Belgium	1.6	2.5
Canada	0.9	3.3
United Kingdom	1.4	1.6
Total	100.0%	100.0%

The weighted average yields and interest rates of our investments at fair value as of December 31, 2018 and 2017 were as follows:

	December 31, 2018	December 31, 2017
Weighted average total yield of portfolio	9.4%	8.8%
Weighted average total yield of debt and income producing securities	9.4%	8.8%
Weighted average interest rate of debt securities	9.0%	8.5%
Weighted average spread over LIBOR of all floating rate investments	6.3%	7.1%

The weighted average yield of our debt and income producing securities is not the same as a return on investment for our shareholders but, rather, relates to our investment portfolio and is calculated before the payment of all of our and our subsidiaries’ fees and expenses. The weighted average yield was computed using the effective interest rates as of each respective date, including accretion of original issue discount and loan origination fees, but excluding investments on non-accrual status, if any. There can be no assurance that the weighted average yield will remain at its current level.

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

The following table shows the composition of our portfolio on the 1 to 5 rating scale as of December 31, 2018 and 2017:

	December 31, 2018		December 31, 2017
Investment Rating	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
($ in thousands)
1	$748,877	12.9%	$152,773	6.4%
2	4,665,758	80.7	2,142,023	89.6
3	369,434	6.4	94,960	4.0
4	—	—	—	—
5	—	—	—	—
Total	$5,784,069	100.0%	$2,389,756	100.0%

The following table shows the amortized cost of our performing and non-accrual debt investments as of December 31, 2018 and 2017:

	December 31, 2018		December 31, 2017
($ in thousands)	Amortized Cost	Percentage	Amortized Cost	Percentage
Performing	$5,709,080	100.0%	$2,305,126	100.0%
Non-accrual	—	—	—	—
Total	$5,709,080	100.0%	$2,305,126	100.0%

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

Sebago Lake LLC

Sebago Lake, a Delaware limited liability company, was formed as a joint venture between us and The Regents of the University of California (“Regents”) and commenced operations on June 20, 2017. Sebago Lake’s principal purpose is to make investments, primarily in senior secured loans that are made to middle-market companies or in broadly syndicated loans. Both we and Regents (the “Members”) have a 50% economic ownership in Sebago Lake. Except under certain circumstances, contributions to Sebago Lake cannot be redeemed. Each of the Members initially agreed to contribute up to $100 million to Sebago Lake. On July 26, 2018, each of the Members increased their contribution to Sebago Lake up to an aggregate of $125 million. As of December 31, 2018, each Member has funded $91.1 million of their respective $125 million commitments. Sebago Lake is managed by the Members, each of which have equal voting rights. Investment decisions must be approved by each of the Members.

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

During the period ended December 31, 2018, we acquired one investment from Sebago Lake at fair market value. The transaction generated a realized gain of $0.1 million for Sebago Lake. During the period ended December 31, 2017, we sold our investment in three portfolio companies at fair market value to Sebago Lake generating a realized gain of $0.5 million.

As of December 31, 2018 and December 31, 2017, Sebago Lake had total investments in senior secured debt at fair value of $531.5 million and $330.0 million, respectively. The determination of fair value is in accordance with ASC 820; however, such fair value is not included in our Board’s valuation process. The following table is a summary of Sebago Lake’s portfolio as well as a listing of the portfolio investments in Sebago Lake’s portfolio as of December 31, 2018 and 2017:

($ in thousands)	December 31, 2018	December 31, 2017
Total senior secured debt investments(1)	$545,553	$332,499
Weighted average spread over LIBOR(1)	4.66%	4.71%
Number of portfolio companies	16	12
Largest funded investment to a single borrower(1)	$49,768	$46,646

________________

(1)	At par.

Sebago Lake's Portfolio as of December 31, 2018 ($ in thousands)
Company(1)(2)(4)(5)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(3)	Fair Value	Percentage of Members' Equity
Debt Investments
Aerospace and defense
Applied Composites Holdings, LLC (fka AC&A Enterprises Holdings, LLC)(8)	First lien senior secured loan	L + 5.50%	12/21/2023	$35,547	$34,936	$34,765	20.1%
Applied Composites Holdings, LLC (fka AC&A Enterprises Holdings, LLC)(11)(12)(14)	First lien senior secured revolving loan	L + 5.50%	12/21/2022	-	(48)	(66)	-%
Space Exploration Technologies Corp.(6)	First lien senior secured loan	L + 4.25%	11/21/2025	25,000	24,751	24,750	14.3%
				60,547	59,639	59,449	34.4%
Education
SSH Group Holdings, Inc. (dba Stratford School)(8)	First lien senior secured loan	L + 4.25%	7/30/2025	34,913	34,812	34,383	19.8%
Food and beverage
DecoPac, Inc.(8)	First lien senior secured loan	L + 4.25%	9/30/2024	21,161	21,074	20,949	12.1%
DecoPac, Inc.(11)(12)(14)	First lien senior secured revolving loan	L + 4.25%	9/29/2023	-	(14)	(32)	-%
FQSR, LLC (dba KBP Investments)(8)	First lien senior secured loan	L + 5.50%	5/14/2023	24,756	24,426	24,202	14.0%
FQSR, LLC (dba KBP Investments)(8)(11)(13)(14)	First lien senior secured delayed draw term loan	L + 5.50%	5/14/2020	3,305	3,224	3,168	1.8%
Give & Go Prepared Foods Corp.(8)	First lien senior secured loan	L + 4.25%	7/29/2023	24,688	24,638	21,725	12.5%
Sovos Brands Intermediate, Inc.(8)	First lien senior secured loan	L + 5.00%	7/20/2025	45,000	44,556	44,550	25.7%
				118,910	117,904	114,562	66.1%
Healthcare equipment and services
Beaver-Visitec International Holdings, Inc.(7)	First lien senior secured loan	L + 4.00%	8/19/2023	40,019	39,835	39,659	22.9%
Cadence, Inc.(6)	First lien senior secured loan	L + 4.50%	5/21/2025	24,599	24,034	23,418	13.5%
Cadence, Inc.(11)(12)(14)	First lien senior secured revolving loan	L + 4.50%	5/21/2025	-	(161)	(301)	(0.2)%
				64,618	63,708	62,776	36.2%
Infrastructure and environmental services
CHA Holding, Inc.(8)	First lien senior secured loan	L + 4.50%	4/10/2025	24,875	24,772	24,601	14.2%
CHA Holding, Inc.(11)(12)(13)(14)	First lien senior secured delayed draw term loan	L + 4.50%	10/10/2019	-	(24)	(60)	-%
				24,875	24,748	24,541	14.2%
Insurance
Integro Parent Inc.(8)	First lien senior secured loan	L + 5.75%	10/28/2022	44,655	44,456	43,749	25.3%
Integro Parent Inc.(8)(11)(14)	First lien senior secured revolving loan	L + 4.50%	10/30/2021	1,830	1,805	1,728	1.0%
USRP Holdings, Inc. (dba U.S. Retirement and Benefits Partners)(8)	First lien senior secured loan	L + 4.25%	3/29/2025	34,822	34,095	33,608	19.3%
USRP Holdings, Inc. (dba U.S. Retirement and Benefits Partners)(9)(11)(14)	First lien senior secured revolving loan	P + 3.25%	3/29/2023	1,250	1,091	1,019	0.6%

Sebago Lake's Portfolio as of December 31, 2018 ($ in thousands)
Company(1)(2)(4)(5)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(3)	Fair Value	Percentage of Members' Equity
USRP Holdings, Inc. (dba U.S. Retirement and Benefits Partners)(8)(11)(13)	First lien senior secured delayed draw term loan	L + 4.25%	3/29/2020	6,147	5,953	5,843	3.4%
Worley Claims Services, LLC(7)	First lien senior secured loan	L + 5.50%	8/7/2022	29,568	29,323	29,273	16.9%
Worley Claims Services, LLC(11)(12)(13)(14)	First lien senior secured delayed draw term loan	L + 5.50%	2/7/2019	-	(28)	-	-%
				118,272	116,695	115,220	66.5%
Internet software and services
DigiCert, Inc.(6)(10)	First lien senior secured loan	L + 4.00%	10/31/2024	49,768	49,505	48,623	28.1%
Manufacturing
ACProducts, Inc.(8)	First lien senior secured loan	L + 4.75%	1/3/2022	48,750	48,320	47,726	27.5%
Transportation
Uber Technologies, Inc.(6)(10)	First lien senior secured loan	L + 4.00%	4/4/2025	24,900	24,745	24,235	14.0%
Total Debt Investments				$545,553	$540,076	$531,515	306.8%
Total Investments				$545,553	$540,076	$531,515	306.8%

________________

(1)	Certain portfolio company investments are subject to contractual restrictions on sales.
(2)	Unless otherwise indicated, Sebago Lake’s investments are pledged as collateral supporting the amounts outstanding under Sebago Lake’s credit facility.
(3)	The amortized cost represents the original cost adjusted for the amortization of discounts and premiums, as applicable, on debt investments using the effective interest method.
(4)	Unless otherwise indicated, all investments are considered Level 3 investments.
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

(6)	The interest rate on these loans is subject to 1 month LIBOR, which as of December 31, 2018 was 2.50%.
(7)	The interest rate on these loans is subject to 2 month LIBOR, which as of December 31, 2018 was 2.61%.
(8)	The interest rate on these loans is subject to 3 month LIBOR, which as of December 31, 2018 was 2.81%.
(9)	The interest rate on these loans is subject to Prime, which as of December 31, 2018 was 5.50%.
(10)	Level 2 investment.
(11)	Position or portion thereof is an unfunded loan commitment.
(12)

The negative cost is the result of the capitalized discount being greater than the principal amount outstanding on the loan. The negative fair value is the result of the capitalized discount on the loan.

(13)	The date disclosed represents the commitment period of the unfunded term loan. Upon expiration of the commitment period, the funded portion of the term loan may be subject to a longer maturity date.
(14)	Investment is not pledged as collateral under Sebago Lake’s credit facility.

Sebago Lake's Portfolio as of December 31, 2017 ($ in thousands)
Company(1)(2)(4)(5)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(3)	Fair Value	Percentage of Members' Equity
Debt Investments
Aerospace and defense
AC&A Enterprises Holdings, LLC(8)	First lien senior secured loan	L + 5.50%	12/21/2023	$31,695	$31,062	$31,061	23.7%
AC&A Enterprises Holdings, LLC(9)(10)(12)	First lien senior secured delayed draw term loan	L + 5.50%	12/21/2023	-	(42)	(42)	-%
AC&A Enterprises Holdings, LLC(9)(10)(12)	First lien senior secured revolving loan	L + 5.50%	12/21/2022	-	(60)	(60)	-%
				31,695	30,960	30,959	23.7%
Distribution
FCX Holdings Corp.(6)	First lien senior secured loan	L + 4.25%	8/4/2020	26,626	26,501	26,493	20.2%
Sierra Acquisition, Inc(6)(13)	First lien senior secured loan	L + 4.25%	11/10/2024	20,000	19,912	20,160	15.4%
				46,626	46,413	46,653	35.6%
Education
SSH Group Holdings, Inc.(7)	First lien senior secured loan	L + 5.00%	10/2/2024	17,500	17,331	17,325	13.2%
Food and beverage
DecoPac, Inc.(7)	First lien senior secured loan	L + 4.25%	9/30/2024	21,214	21,116	21,108	16.1%
DecoPac, Inc.(7)(9)(12)	First lien senior secured revolving loan	L + 4.25%	9/29/2023	1,143	1,126	1,125	0.9%
Give & Go Prepared Foods Corp.(7)	First lien senior secured loan	L + 4.25%	7/29/2023	24,938	24,878	24,875	19.0%
Sovos Brands Intermediate, Inc.(7)	First lien senior secured loan	L + 4.50%	7/18/2024	43,135	41,899	41,927	32.0%
Sovos Brands Intermediate, Inc.(9)(10)(12)	First lien senior secured revolving loan	L + 4.50%	7/18/2022	-	(127)	(122)	(0.1)%
				90,430	88,892	88,913	67.9%
Healthcare equipment and services
Beaver-Visitec International Holdings, Inc.(7)	First lien senior secured loan	L + 5.00%	8/21/2023	46,646	46,201	46,179	35.2%
Covenant Surgical Partners, Inc.(7)	First lien senior secured loan	L + 4.75%	10/4/2024	23,077	23,023	23,021	17.5%
Covenant Surgical Partners, Inc.(7)(9)(12)	First lien senior secured delayed draw term loan	L + 4.75%	10/4/2024	1,277	1,260	1,260	1.0%
				71,000	70,484	70,460	53.7%
Insurance
Worley Claims Services, LLC(6)	First lien senior secured loan	L + 5.50%	8/7/2022	17,248	17,098	17,095	13.0%
Worley Claims Services, LLC(9)(10)(11)(12)	First lien senior secured delayed draw term loan	L + 5.50%	2/7/2019	-	(35)	(38)	-%
				17,248	17,063	17,057	13.0%
Internet software and services
DigiCert, Inc.(7)(13)	First lien senior secured loan	L + 4.75%	10/31/2024	43,000	42,799	43,516	33.2%
Manufacturing
Blount International, Inc.(6)	First lien senior secured loan	L + 4.25%	4/12/2023	15,000	14,964	15,165	11.3%
Total Debt Investments				$332,499	$328,906	$330,048	251.6%
Total Investments				$332,499	$328,906	$330,048	251.6%

________________

(1)	Certain portfolio company investments are subject to contractual restrictions on sales.
(2)	Unless otherwise indicated, Sebago Lake’s investments are pledged as collateral supporting the amounts outstanding under Sebago Lake’s credit facility.
(3)	The amortized cost represents the original cost adjusted for the amortization of discounts and premiums, as applicable, on debt investments using the effective interest method.
(4)	Unless otherwise indicated, all investments are considered Level 3 investments.
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

(11)	The date disclosed represents the commitment period of the unfunded term loan. Upon expiration of the commitment period, the funded portion of the term loan may be subject to a longer maturity date.
(12)	Investment is not pledged as collateral under Sebago Lake’s credit facility.
(13)	Level 2 investment.

Below is selected balance sheet information for Sebago Lake as of December 31, 2018 and 2017:

	As of December 31,
($ in thousands)	2018	2017
Assets
Investments at fair value (amortized cost of $540,076 and $328,906, respectively)	$531,515	$330,048
Cash	13,487	7,519
Interest receivable	1,925	1,300
Prepaid expenses and other assets	455	71
Total Assets	$547,382	$338,938
Liabilities
Debt (net of unamortized debt issuance costs of $5,368 and $4,330, respectively)	$356,611	$201,419
Loan origination and structuring fees payable	4,871	3,378
Distributions payable	6,460	250
Accrued expenses and other liabilities	6,196	2,692
Total Liabilities	374,138	207,739
Members' Equity
Members' Equity	173,244	131,199
Members' Equity	173,244	131,199
Total Liabilities and Members' Equity	$547,382	$338,938

Below is selected statement of operations information for Sebago Lake for the years ended December 31, 2018 and 2017:

	Years Ended December 31,
($ in thousands)	2018	2017(1)
Investment Income
Interest income	$37,760	$6,755
Other income	671	84
Total Investment Income	38,431	6,839
Expenses
Initial organization	—	108
Loan origination and structuring fee	4,871	3,378
Interest expense	16,228	2,716
Professional fees	821	387
Total Expenses	21,920	6,589
Net Investment Income Before Taxes	16,511	250
Taxes	285	—
Net Investment Income After Taxes	$16,226	$250
Net Realized and Unrealized Gain (Loss) on Investments
Net Unrealized Gain (Loss) on Investments	(9,703)	1,142
Net Realized Gain (Loss) on Investments	61	—
Total Net Realized and Unrealized Gain (Loss) on Investments	(9,642)	1,142
Net Increase in Members' Equity Resulting from Operations	$6,584	$1,392

________________

(1)	Sebago Lake commenced operations on June 20, 2017.

On August 9, 2017, Sebago Lake Financing LLC and SL Lending LLC, wholly-owned subsidiaries of Sebago Lake, entered into a credit facility with Goldman Sachs Bank USA. Goldman Sachs Bank USA serves as the sole lead arranger, syndication agent and administrative agent, and State Street Bank and Trust Company serves as the collateral administrator and agent. The credit facility includes a maximum borrowing capacity of $400 million. As of December 31, 2018, there was $362.0 million outstanding under the credit facility. For the years ended December 31, 2018 and 2017, the components of interest expense were as follows:

	Years Ended December 31,
($ in thousands)	2018	2017(1)
Interest expense	$14,663	$2,434
Amortization of debt issuance costs	1,565	282
Total Interest Expense	$16,228	$2,716
Average interest rate	4.4%	3.6%
Average daily borrowings	$326,902	$170,699

________________

(1)	Averages reflect the period from August 9, 2017, the date of agreement, through December 31, 2017.

Loan Origination and Structuring Fees

If the loan origination and structuring fees earned by Sebago Lake during a fiscal period exceed Sebago Lake’s expenses and other obligations (excluding financing costs), such excess is allocated to the Member(s) responsible for the origination of the loans pro rata in accordance with the total loan origination and structuring fees earned by Sebago Lake with respect to the loans originated by such Member; provided, that in no event will the amount allocated to a Member exceed 1% of the par value of the loans originated by such Member in any fiscal year. The loan origination and structuring fee is accrued quarterly and included in other income from controlled, affiliated investments on our Consolidated Statements of Operations and paid annually. For the years ended December 31, 2018 and 2017, we accrued income based on loan origination and structuring fees of $4.9 million and $3.4 million, respectively. Subsequent to December 31, 2018, the Members agreed to amend the terms of Sebago Lake’s operating agreement to eliminate the allocation of excess loan origination and structuring fees to the Members.

Results of Operations

The following table represents the operating results for the years ended December 31, 2018, 2017 and 2016:

	Years Ended December 31,
($ in millions)	2018	2017	2016
Total Investment Income	$388.7	$159.9	$28.8
Less: Expenses	142.2	65.9	19.4
Net Investment Income (Loss) Before Taxes	$246.5	$94.0	$9.4
Less: Income taxes, including excise taxes	1.1	0.2	0.4
Net Investment Income (Loss) After Taxes	$245.4	$93.8	$9.0
Net change in unrealized gain (loss)	(43.6)	9.2	7.6
Net realized gain (loss)	0.4	0.7	—
Net Increase (Decrease) in Net Assets Resulting from Operations	$202.2	$103.7	$16.6

Net increase (decrease) in net assets resulting from operations can vary from period to period as a result of various factors, including the level of new investment commitments, expenses, the recognition of realized gains and losses and changes in unrealized appreciation and depreciation on the investment portfolio.

Investment Income

Investment income for the years ended December 31, 2018, 2017 and 2016 were as follows:

	Years Ended December 31,
($ in millions)	2018	2017	2016
Interest income from investments	$366.8	$151.2	$27.9
Dividend income	8.4	0.1	—
Other income	13.5	8.6	0.9
Total investment income	$388.7	$159.9	$28.8

For the years ended December 31, 2018 and 2017

Investment income increased to $388.7 million for the year ended December 31, 2018 from $159.9 million for the same period in prior year primarily due to an increase in interest income as a result of an increase in our investment portfolio. Our investment portfolio, at par, increased from $2.4 billion as of December 31, 2017, to $5.9 billion as of December 31, 2018. In addition to the growth in the portfolio, the incremental increase in investment income was due to an increase in dividend income earned from our investment in Sebago Lake of $8.3 million year-over-year, and an increase of $4.9 million in other income, primarily driven by incremental fee income.

For the years ended December 31, 2017 and 2016

Investment income increased to $159.9 million for the year ended December 31, 2017 from $28.8 million for the same period in prior year due to increase in interest income as a result of an increase in our investment portfolio, dividend income and other income earned during the year ended December 31, 2017.

Expenses

Expenses for the year ended December 31, 2018, 2017 and 2016 were as follows:

	Years Ended December 31,
($ in millions)	2018	2017	2016
Initial Organization	$—	$—	$1.2
Interest expense	76.8	24.6	2.8
Management fee	52.1	31.1	9.2
Professional fees	7.8	5.4	3.0
Directors' fees	0.5	0.4	0.3
Other general and administrative	5.0	4.4	2.9
Total expenses	$142.2	$65.9	$19.4

Under the terms of the Administration Agreement, we reimburse the Adviser for services performed for us. In addition, pursuant to the terms of the Administration Agreement, the Adviser may delegate its obligations under the Administration Agreement to an affiliate or to a third party and we reimburse the Adviser for any services performed for us by such affiliate or third party.

For the years ended December 31, 2018 and 2017

Total expenses increased to $142.2 million for the year ended December 31, 2018 from $65.9 million for the same period in the prior year primarily due to an increase in management fees and interest expense. The increase in interest expense of $52.2 million is driven by both an increase in average daily borrowings to $1.6 billion from $0.7 billion period over period, and an increase in the average interest rate to 4.27% from 2.85% period over period. The increase in management fees of $21.0 million is primarily due to an increase in gross assets and unfunded equity commitments.

For the years ended December 31, 2017 and 2016

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

For the years ended December 31, 2018, 2017 and 2016 we recorded expenses of $1.1 million, $0.2 million and $0.4 million for U.S. federal excise tax, respectively.

Net Unrealized Gains (Losses) on Investments

We fair value our portfolio investments quarterly and any changes in fair value are recorded as unrealized gains or losses.  During the years ended December 31, 2018, 2017 and 2016, net unrealized gains (losses) on our investment portfolio were comprised of the following:

	Years Ended December 31,
($ in millions)	2018	2017	2016
Net unrealized gain (loss) on investments	$(43.6)	$9.2	$7.6
Net unrealized gain (loss) on investments	$(43.6)	$9.2	$7.6

Net Realized Gains (Losses) on Investments

The realized gains and losses on fully exited and partially exited portfolio companies during the years ended December 31, 2018, 2017 and 2016 were comprised of the following:

	Years Ended December 31,
($ in millions)	2018	2017	2016
Net realized gain (loss) on investments	$0.4	0.7	$—
Net realized gain (loss) on investments	$0.4	$0.7	$—

Realized Gross Internal Rate of Return

Since we began investing in 2016 through December 31, 2018, our exited investments have resulted in an aggregate cash flow realized gross internal rate of return to us of 11.3% (based on total capital invested of $1.2 billion and total proceeds from these exited investments of $1.3 billion). Over eighty percent of these exited investments resulted in an aggregate cash flow realized gross internal rate of return (“IRR”) to us of 10% or greater.

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

Financial Condition, Liquidity and Capital Resources

Our liquidity and capital resources are generated primarily from the proceeds of capital drawdowns of our privately placed Capital Commitments, cash flows from interest, dividends and fees earned from our investments and principal repayments, our credit facilities and other debt. The primary uses of our cash are (i) investments in portfolio companies and other investments and to comply with certain portfolio diversification requirements, (ii) the cost of operations (including paying our Adviser), (iii) debt service, repayment and other financing costs of any borrowings and (iv) cash distributions to the holders of our shares.

We may from time to time enter into additional debt facilities, increase the size of our existing credit facilities or issue additional debt securities. Any such incurrence or issuance would be subject to prevailing market conditions, our liquidity requirements, contractual and regulatory restrictions and other factors. In accordance with the 1940 Act, with certain limited exceptions, we are only allowed to incur borrowings, issue debt securities or issue preferred stock, if immediately after the borrowing or issuance, the ratio of total assets (less total liabilities other than indebtedness) to total indebtedness plus preferred stock, is at least 200% (or 150% if certain conditions are met). As of December 31, 2018 and 2017, our asset coverage ratio was 225% and 258%, respectively. We seek to carefully consider our unfunded commitments for the purpose of planning our ongoing financial leverage. Further, we maintain sufficient borrowing capacity within the 200% (or 150% if certain conditions are met) asset coverage limitation to cover any outstanding unfunded commitments we are required to fund.

Cash and restricted cash as of December 31, 2018, taken together with our uncalled Capital Commitments of $2.4 billion, is expected to be sufficient for our investing activities and to conduct our operations in the near term. As of December 31, 2018, we had $495.8 million available under our credit facilities.

As of December 31, 2018, we had $127.6 million in cash and restricted cash. During the year ended December 31, 2018, we used $3.2 billion in cash for operating activities, primarily as a result of funding portfolio investments of $4.7 billion, partially offset by sell downs of $1.3 billion and other operating activity of $0.2 billion. Lastly, cash provided by financing activities was $3.3 billion during the period, which was the result of proceeds from net borrowings on our credit facilities, net of debt issuance costs, of $1.6 billion and proceeds from the issuance of shares, net of offering costs paid, of $1.7 billion.

As of December 31, 2017, we had $20.1 million in cash and restricted cash. During the year ended December 31, 2017, we used $1.3 billion in cash for operating activities, primarily as a result of funding portfolio investments of $1.9 billion, partially offset by sell downs of $542.8 million and other operating activity of $67.1 million. Lastly, cash provided by financing activities was $1.1 billion during the period, which was the result of proceeds from net borrowings on our credit facilities, net of debt issuance costs, of $424.9 million and proceeds from the issuance of shares, net of offering costs paid, of $748.6 million, partially offset by distributions paid of $28.1 million.

As of December 31, 2016, we had $209.4 million in cash. During the year ended December 31, 2016, we used $945.0 million in cash for operating activities, primarily as a result of funding portfolio investments of $1.1 billion, partially offset by sell downs and paydowns of $158.5 million and other operating activity of $13.9 million. Lastly, cash provided by financing activities was $1.1 billion during the period, which was the result of proceeds from net borrowings on our credit facilities, net of debt issuance costs, of $491.5 million and proceeds from the issuance of shares, net of offering costs paid, of $664.3 million, partially offset by distributions paid of $1.4 million.

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

During the year ended December 31, 2018, we delivered the following capital call notices to our investors:

Capital Drawdown Notice Date	Common Share Issuance Date	Number of Common Shares Issued	Aggregate Offering Price ($ in millions)
November 28, 2018	December 11, 2018	22,446,698	$349.9
September 21, 2018	October 4, 2018	9,803,922	150.0
August 7, 2018	August 20, 2018	19,404,916	300.0
July 24, 2018	August 6, 2018	9,733,940	150.0
July 10, 2018	July 23, 2018	13,053,380	200.0
June 14, 2018	June 27, 2018	12,901,364	200.0
April 5, 2018	April 18, 2018	13,149,244	200.0
March 5, 2018	March 16, 2018	11,347,030	175.0
Total		$111,840,494	$1,724.9

On January 30, 2019, the Company delivered a capital drawdown notice to its investors relating to the sale of approximately 29,411,765 shares of the Company’s common stock, par value $0.01 per share, expected to close on or about February 12, 2019, for an aggregate offering price of $450.0 million.

During the year ended December 31, 2017, we delivered the following capital call notices to our investors:

Capital Drawdown Notice Date	Common Share Issuance Date	Number of Common Shares Issued	Aggregate Offering Price ($ in millions)
November 1, 2017	November 15, 2017	11,527,619	$175.0
September 15, 2017	September 28, 2017	9,813,875	149.9
August 23, 2017	September 6, 2017	3,297,331	50.0
May 26, 2017	June 9, 2017	9,966,777	150.0
May 11, 2017	May 24, 2017	8,350,033	125.0
April 14, 2017	April 28, 2017	6,600,659	100.0
Total		49,556,294	$749.9

During the year ended December 31, 2016, we delivered the following capital call notices to our investors:

Capital Drawdown Notice Date	Common Share Issuance Date	Number of Common Shares Issued	Aggregate Offering Price ($ in millions)
December 13, 2016	December 27, 2016	13,457,603	$200.0
September 16, 2016	September 29, 2016	2,751,029	40.0
June 16, 2016	June 29, 2016	5,244,760	75.0
May 26, 2016	June 10, 2016	20,979,021	300.0
March 30, 2016	April 12, 2016	17,214	0.3
March 17, 2016	March 30, 2016	3,333,344	50.0
Total		45,782,971	$665.3

Distributions

On February 27, 2019, our Board declared a distribution of 90% of estimated first quarter taxable income and net capital gains, if any, for shareholders of record on March 31, 2019, payable on or before May 15, 2019.

The following table reflects the distributions declared on shares of our common stock during the year ended December 31, 2018:

	December 31, 2018
Date Declared	Record Date	Payment Date	Distribution per Share
November 6, 2018	December 31, 2018	January 31, 2019	$0.36
August 7, 2018	September 30, 2018	November 15, 2018	$0.39
June 22, 2018	June 30, 2018	August 15, 2018	$0.34
March 2, 2018	March 31, 2018	April 30, 2018	$0.33

The following table reflects the distributions declared on shares of our common stock during the year ended December 31, 2017:

	December 31, 2017
Date Declared	Record Date	Payment Date	Distribution per Share
November 7, 2017	December 31, 2017	January 31, 2018	$0.34
November 7, 2017	November 7, 2017	November 14, 2017	$0.32
August 8, 2017	August 8, 2017	August 15, 2017	$0.26
May 9, 2017	May 9, 2017	May 15, 2017	$0.24
March 7, 2017	March 7, 2017	March 15, 2017	$0.19

The following table reflects the distributions declared on shares of our common stock during the year ended December 31, 2016:

	December 31, 2016
Date Declared	Record Date	Payment Date	Distribution per Share
November 8, 2016	November 15, 2016	November 30, 2016	$0.06

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

The following table reflects the common stock issued pursuant to the dividend reinvestment plan during the year ended December 31, 2018:

Date Declared	Record Date	Payment Date	Shares
August 7, 2018	September 30, 2018	November 15, 2018	2,323,165
June 22, 2018	June 30, 2018	August 15, 2018	1,539,516
March 2, 2018	March 31, 2018	April 30, 2018	1,310,272
November 7, 2017	December 31, 2017	January 31, 2018	1,231,796

The following table reflects the common stock issued pursuant to the dividend reinvestment plan during the year ended December 31, 2017:

Date Declared	Record Date	Payment Date	Shares
November 7, 2017	November 7, 2017	November 14, 2017	1,018,085
August 8, 2017	August 8, 2017	August 15, 2017	776,833
May 9, 2017	May 9, 2017	May 15, 2017	504,892
March 7, 2017	March 7, 2017	March 15, 2017	270,178

The following table reflects the common stock issued pursuant to the dividend reinvestment plan during the year ended December 31, 2016:

Date Declared	Record Date	Payment Date	Shares
November 8, 2016	November 15, 2016	November 30, 2016	50,242

Repurchase Offers

During the year ended December 31, 2018, we did not make an offer to repurchase issued and outstanding shares.

During the year ended December 31, 2017, we offered to repurchase up to $50 million of issued and outstanding shares of common stock at a purchase price of $15.09 per share. The offer to repurchase expired on April 11, 2017 and no shares were repurchased. We will not affect any other repurchase prior to the earlier of (i) an Exchange Listing and (ii) such time as all of the Capital Commitments have been fully drawn down.

During the year ended December 31, 2016, we did not make an offer to repurchase issued and outstanding shares.

Debt

Aggregate Borrowings

Debt obligations consisted of the following as of December 31, 2018 and December 31, 2017:

	December 31, 2018
($ in thousands)	Aggregate Principal Committed	Outstanding Principal	Amount Available(1)	Net Carrying Value(2)
Subscription Credit Facility(3)	$900,000	$883,000	$4,487	$881,795
Revolving Credit Facility(4)	600,000	308,643	291,357	304,229
SPV Asset Facility I	400,000	400,000	—	396,352
SPV Asset Facility II	550,000	550,000	—	543,713
SPV Asset Facility III	500,000	300,000	200,000	294,995
2023 Notes(5)	150,000	150,000	—	146,633
Total Debt	$3,100,000	$2,591,643	$495,844	$2,567,717

________________

(1)	The amount available reflects any limitations related to each credit facility’s borrowing base.
(2)

The carrying value of the Company’s Subscription Credit Facility, Revolving Credit Facility, SPV Asset Facility I, SPV Asset Facility II, SPV Asset Facility III and the 2023 Notes are presented net of deferred financing costs of $1.2 million, $4.4 million, $3.6 million, $6.3 million, $5.0 million and $1.8 million, respectively.

(3)	The amount available is reduced by $12.5 million of outstanding letters of credit.
(4)	Excludes the unrealized translation gain (loss) on borrowings denominated in foreign currencies.
(5)	Inclusive of change in fair value of effective hedge.

	December 31, 2017
($ in thousands)	Aggregate Principal Committed	Outstanding Principal	Amount Available(1)	Net Carrying Value(2)
Subscription Credit Facility(3)	$900,000	$393,500	$502,711	$390,415
Revolving Credit Facility	400,000	—	400,000	(3,044)
SPV Asset Facility I	400,000	400,000	—	395,463
2023 Notes(4)	150,000	138,500	11,500	136,598
Total Debt	$1,850,000	$932,000	$914,211	$919,432

________________

(1)	The amount available reflects any limitations related to each credit facility’s borrowing base.
(2)

The carrying value of the Company’s Subscription Credit Facility, Revolving Credit Facility, SPV Asset Facility I and the 2023 Notes are presented net of deferred financing costs of $3.1 million, $3.0 million, $4.6 million, and $1.9 million, respectively.

(3)	The amount available is reduced by $3.8 million of outstanding letters of credit.
(4)	Amounts available were issued on January 30, 2018.

For the years ended December 31, 2018, 2017 and 2016, the components of interest expense were as follows:

	For the Years Ended December 31,
($ in thousands)	2018	2017	2016
Interest expense	$71,441	$21,964	$2,342
Amortization of debt issuance costs	5,333	2,616	416
Total Interest Expense	$76,774	$24,580	$2,758
Average interest rate	4.27%	2.85%	2.31%
Average daily borrowings	$1,649,191	$688,321	$222,810

Credit Facilities

Our credit facilities contain customary covenants, including certain limitations on the incurrence by us of additional indebtedness and on our ability to make distributions to our shareholders, or redeem, repurchase or retire shares of stock, upon the occurrence of certain events, and customary events of default (with customary cure and notice provisions).

Subscription Credit Facility

On August 1, 2016, we entered into a subscription credit facility (as amended, the “Subscription Credit Facility”) with Wells Fargo Bank, National Association (“Wells Fargo”), as administrative agent (the “Subscription Credit Facility Administrative Agent”) and letter of credit issuer, and Wells Fargo, State Street Bank and Trust Company and the banks and financial institutions from time to time party thereto, as lenders.

Initially the Subscription Credit Facility permitted us to borrow up to $250 million, subject to availability under the borrowing base which is calculated based on the unused Capital Commitments of the investors meeting various eligibility requirements. Through a series of amendments, we increased the size of the Subscription Credit Facility to a total of $900 million.

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

The Subscription Credit Facility will mature upon the earliest of (i) the date three (3) years from August 1, 2016; (ii) the date upon which the Subscription Credit Facility Administrative Agent declares the obligations under the Subscription Credit Facility due and payable after the occurrence of an event of default; (iii) forty-five (45) days prior to the scheduled termination of the commitment period under our Subscription Agreements (as defined below); (iv) forty-five (45) days prior to the date of any listing of our common stock on a national securities exchange; (v) the termination of the commitment period under our Subscription Agreements (if earlier than the scheduled date); and (vi) the date we terminate the commitments pursuant to the Subscription Credit Facility. For further details, see “ITEM 8. – Notes to Consolidated Financial Statements – Note 6. Debt.”

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

Revolving Credit Facility

On February 1, 2017, we entered into a senior secured revolving credit agreement (as amended, the “Revolving Credit Facility”).  The parties to the Revolving Credit Facility include the Company, as Borrower, the lenders from time to time parties thereto (each a “Lender” and collectively, the “Lenders”) and SunTrust Robinson Humphrey, Inc. and ING Capital LLC as Joint Lead Arrangers and Joint Book Runners, SunTrust Bank as Administrative Agent and ING Capital LLC as Syndication Agent.

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

We may borrow amounts in U.S. dollars or certain other permitted currencies. Amounts drawn under the Revolving Credit Facility will bear interest at either LIBOR plus 2.00%, or the prime rate plus 1.00%. We will also pay a fee of 0.375% on undrawn amounts under the Revolving Credit Facility. For further details, see “ITEM 8. – Notes to Consolidated Financial Statements – Note 6. Debt.”

In addition to customary covenants, the Revolving Credit Facility includes certain financial covenants related to asset coverage and liquidity and other maintenance covenants.

SPV Asset Facilities

Certain of our wholly owned subsidiaries are parties to credit facilities (the “SPV Asset Facilities”).  Pursuant to the SPV Asset Facilities, we sell and contribute certain investments to these wholly owned subsidiaries pursuant to sale and contribution agreements by and between us and the wholly owned subsidiaries. No gain or loss is recognized as a result of these contributions. Proceeds from the SPV Asset Facilities are used to finance the origination and acquisition of eligible assets by the wholly owned subsidiary, including the purchase of such assets from us. We retain a residual interest in assets contributed to or acquired to the wholly owned subsidiary through our ownership of the wholly owned subsidiary.

The SPV Asset Facilities are secured by a perfected first priority security interest in the assets of these wholly owned subsidiaries and on any payments received by such wholly owned subsidiaries in respect of those assets. Assets pledged to lenders under the SPV Asset Facilities will not be available to pay our debts.

The SPV Asset Facilities contain customary covenants, including certain limitations on the incurrence by us of additional indebtedness and on our ability to make distributions to our shareholders, or redeem, repurchase or retire shares of stock, upon the occurrence of certain events, and customary events of default (with customary cure and notice provisions).

SPV Asset Facility I

On December 21, 2017, ORCC Financing LLC (“ORCC Financing”), a Delaware limited liability company and our subsidiary, entered into a Loan and Servicing Agreement (as amended, the “SPV Asset Facility I”), with ORCC Financing as Borrower, us as Transferor and Servicer, the lenders from time to time parties thereto, Morgan Stanley Asset Funding Inc. as administrative agent, State Street Bank and Trust Company as Collateral Agent and Cortland Capital Market Services LLC as Collateral Custodian.

The maximum principal amount of the SPV Asset Facility I is $400 million; the availability of this amount is subject to a borrowing base test, which is based on the value of ORCC Financing’s assets from time to time, and satisfaction of certain conditions, including certain concentration limits.

The SPV Asset Facility I provides for the ability to draw and redraw amounts under the SPV Asset Facility I for a period of up to three years after December 21, 2017 (the “SPV Asset Facility I Commitment Termination Date”). Unless otherwise terminated, the SPV Asset Facility I will mature on December 21, 2022.  Prior to December 21, 2022, proceeds received by ORCC Financing from principal and interest, dividends, or fees on assets must be used to pay fees, expenses and interest on outstanding borrowings, and the excess may be returned to the Company, subject to certain conditions. On December 21, 2022, ORCC Financing must pay in full all outstanding fees and expenses and all principal and interest on outstanding borrowings, and the excess may be returned to us.

Amounts drawn will bear interest at LIBOR plus a spread of 2.50% until the SPV Asset Facility I Commitment Termination Date.  After the SPV Asset Facility I Commitment Termination Date, amounts drawn will bear interest at LIBOR plus a spread of 2.75%, increasing to 3.00% on the first anniversary of the SPV Asset Facility I Commitment Termination Date. After a ramp-up period, there is an unused fee of 0.75% per annum on the amount, if any, by which the undrawn amount under the SPV Asset Facility I exceeds 25% of the maximum principal amount of the SPV Asset Facility I. For further details, see “ITEM 8. – Notes to Consolidated Financial Statements – Note 6. Debt.”

SPV Asset Facility II

On May 22, 2018, our subsidiary, ORCC Financing II LLC (“ORCC Financing II”), a Delaware limited liability company and our subsidiary, entered into a Credit Agreement (as amended, the “SPV Asset Facility II”), with ORCC Financing II, as Borrower, the lenders from time to time parties thereto, Natixis, New York Branch, as Administrative Agent, State Street Bank and Trust Company, as Collateral Agent, and Cortland Capital Market Services LLC as Document Custodian. The maximum principal amount of the SPV Asset Facility II increased from $250 million to $550 million; the availability of this amount is subject to an overcollateralization ratio test, which is based on the value of ORCC Financing II’s assets from time to time, and satisfaction of certain conditions, including an interest coverage ratio test, certain concentration limits and collateral quality tests.

The SPV Asset Facility II provides for the ability to (1) draw term loans and (2) draw and redraw revolving loans under the SPV Asset Facility II for a period of up to two years after October 10, 2018 unless the revolving commitments are terminated or converted to term loans sooner as provided in the SPV Asset Facility II (the “SPV Asset Facility II Commitment Termination Date”). Unless otherwise terminated, the SPV Asset Facility II will mature on October 10, 2026. Prior to October 10, 2026, proceeds received by ORCC Financing II from principal and interest, dividends, or fees on assets must be used to pay fees, expenses and interest on outstanding borrowings, and the excess may be returned to us, subject to certain conditions. On October 10, 2026, ORCC Financing II must pay in full all outstanding fees and expenses and all principal and interest on outstanding borrowings, and the excess may be returned to us.

Amounts drawn bear interest at LIBOR (or, in the case of certain lenders that are commercial paper conduits, the lower of their cost of funds and LIBOR plus 0.25%) plus a spread ranging from 2.00% to 2.50%. From May 22, 2018 to the SPV Asset Facility II Commitment Termination Date, there is a commitment fee ranging from 0.50% to 1.00% per annum on the undrawn amount, if any, of the revolving commitments in the SPV Asset Facility II. For further details, see “ITEM 8. – Notes to Consolidated Financial Statements – Note 6. Debt.”

SPV Asset Facility III

On December 14, 2018, ORCC Financing III LLC (“ORCC Financing III”), a Delaware limited liability company and our subsidiary, entered into a Loan Financing and Servicing Agreement (the “SPV Asset Facility III”), with ORCC Financing III, as borrower, ourselves, as equityholder and services provider, the lenders from time to time parties thereto, Deutsche Bank AG, New York Branch, as Facility Agent, State Street Bank and Trust Company, as Collateral Agent and Cortland Capital Market Services LLC, as Collateral Custodian.

The maximum principal amount of the SPV Asset Facility III is $500 million; the availability of this amount is subject to a borrowing base test, which is based on the value of ORCC Financing III’s assets from time to time, and satisfaction of certain conditions, including interest spread and weighted average coupon tests, certain concentration limits and collateral quality tests.

The SPV Asset Facility III provides for the ability to borrow, reborrow, repay and prepay advances under the SPV Asset Facility III for a period of up to three years after December 14, 2018 unless such period is extended or accelerated under the terms of the SPV Asset Facility III (the “SPV Asset Facility III Revolving Period”).  Unless otherwise extended, accelerated or terminated under the terms of the SPV Asset Facility III, the SPV Asset Facility III will mature on the date that is two years after the last day of the SPV Asset Facility III Revolving Period (the “Stated Maturity”).  Prior to the Stated Maturity, proceeds received by ORCC Financing III from principal and interest, dividends, or fees on assets must be used to pay fees, expenses and interest on outstanding advances, and the excess may be returned to us, subject to certain conditions.  On the Stated Maturity, ORCC Financing III must pay in full all outstanding fees and expenses and all principal and interest on outstanding advances, and the excess may be returned to us.

Amounts drawn bear interest at LIBOR (or, in the case of certain SPV Lenders III that are commercial paper conduits, the lower of (a) their cost of funds and (b) LIBOR, such LIBOR not to be lower than zero) plus a spread equal to 2.20% per annum, which spread will increase (a) on and after the end of the SPV Asset Facility III Revolving Period by 0.15% per annum if no event of default has occurred and (b) by 2.00% per annum upon the occurrence of an event of default (such spread, the “Applicable Margin”).  LIBOR may be replaced as a base rate under certain circumstances.  During the Revolving Period, ORCC Financing III will pay an undrawn fee ranging from 0.25% to 0.50% per annum on the undrawn amount, if any, of the revolving commitments in the SPV Asset Facility III.  During the Revolving Period, if the undrawn commitments are in excess of a certain portion (initially 50% and increasing to 75%) of the total commitments under the SPV Asset Facility III, ORCC Financing III will also pay a make-whole fee equal to the Applicable Margin multiplied by such excess undrawn commitment amount, reduced by the undrawn fee payable on such excess.  For further details, see “ITEM 8. – Notes to Consolidated Financial Statements – Note 6. Debt. “Unsecured Notes.”.

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

In connection with the offering of the 2023 Notes, on December 21, 2017 we entered into an interest rate swap to continue to align the interest rates of our liabilities with our investment portfolio, which consists predominately of floating rate loans. The notional amount of the interest rate swap is $150 million. We will receive fixed rate interest semi-annually at 4.75% and pay variable rate interest monthly based on 1-month LIBOR plus 2.545%. The interest rate swap matures on December 21, 2021. For the year ended December 31, 2018, we made periodic payments of $6.8 million. Pursuant to ASC 815 Derivatives and Hedging, the interest expense related to the 2023 Notes is offset by proceeds received from the interest rate swap. The swap adjusted interest expense is included as a component of interest expense in our Consolidated Statements of Operations. As of December 31, 2018, the interest rate swap had a fair value of $(1.6) million and is included as a component of accrued expenses and other liabilities on the Company’s Consolidated Statements of Assets and Liabilities. The change in fair value of the interest rate swap is equally offset by the change in fair value of the 2023 Notes. For further details, see “ITEM 8. – Notes to Consolidated Financial Statements – Note 6. Debt.”

Off-Balance Sheet Arrangements

Portfolio Company Commitments

From time to time, we may enter into commitments to fund investments. As of December 31, 2018 and 2017, we had the following outstanding commitments to fund investments in current portfolio companies:

Portfolio Company	Investment	December 31, 2018	December 31, 2017
($ in thousands)
Accela, Inc.	First lien senior secured revolving loan	$3,284	$4,245
AmSpec Services Inc.	First lien senior secured revolving loan	12,084	—
Aramsco, Inc.	First lien senior secured revolving loan	7,820	—
Associations, Inc.	First lien senior secured delayed draw term loan	37,226	—
Associations, Inc.	First lien senior secured revolving loan	11,543	—
Black Mountain Sand Eagle Ford LLC	First lien senior secured delayed draw term loan	40,500	—
Brigham Minerals, LLC	First lien senior secured delayed draw term loan	23,000	—
Brigham Minerals, LLC	First lien senior secured revolving loan	9,200	—
Carolina Beverage Group (fka Cold Spring Brewing Company)	First lien senior secured revolving loan	2,684	—
Cheese Acquisition, LLC	First lien senior secured delayed draw term loan	111,740	—
Cheese Acquisition, LLC	First lien senior secured revolving loan	16,364	—
CM7 Restaurant Holdings, LLC	First lien senior secured delayed draw term loan	7,155	—
CM7 Restaurant Holdings, LLC	First lien senior secured delayed draw term loan	2,003	—
Covenant Surgical Partners, Inc.	First lien senior secured delayed draw term loan	75,000	—
Discovery DJ Services, LLC (dba Discovery Midstream Partners)	First lien senior secured revolving loan	—	2,760
Discovery DJ Services, LLC (dba Discovery Midstream Partners)	First lien senior secured delayed draw term loan	—	30,359
Douglas Products and Packaging Company LLC	First lien senior secured revolving loan	9,083	—
Endries Acquisition, Inc.	First lien senior secured delayed draw term loan	62,550	—
Endries Acquisition, Inc.	First lien senior secured revolving loan	20,250	—
Galls, LLC	First lien senior secured revolving loan	11,444	—
Galls, LLC	First lien senior secured delayed draw term loan	31,718	—
GC Agile Holdings Limited (dba Apex Fund Services)	First lien senior secured delayed draw term loan	36,038	—
GC Agile Holdings Limited (dba Apex Fund Services)	First lien senior secured multi-draw term loan	18,019	7,782
GC Agile Holdings Limited (dba Apex Fund Services)	First lien senior secured revolving loan	10,386	1,946
Genesis Acquisition Co. (dba Procare Software)	First lien senior secured delayed draw term loan	4,745	—
Genesis Acquisition Co. (dba Procare Software)	First lien senior secured revolving loan	2,637	—
Gerson Lehrman Group, Inc.	First lien senior secured revolving loan	23,415	—
Hometown Food Company	First lien senior secured revolving loan	4,235	—
Ideal Tridon Holdings, Inc.	First lien senior secured revolving loan	1,254	3,857
IQN Holding Corp. (dba Beeline)	First lien senior secured revolving loan	15,532	—
KSLB Holdings, LLC (dba Sara Lee Frozen Bakery)	First lien senior secured revolving loan	7,800	—

Portfolio Company	Investment	December 31, 2018	December 31, 2017
Lightning Midco, LLC (dba Vector Solutions)	First lien senior secured delayed draw term loan	19,348	—
Lightning Midco, LLC (dba Vector Solutions)	First lien senior secured revolving loan	13,362	—
LineStar Integrity Services LLC	First lien senior secured delayed draw term loan	25,833	—
Lytx, Inc.	First lien senior secured revolving loan	2,033	2,013
Manna Development Group, LLC	First lien senior secured revolving loan	3,469	—
Mavis Tire Express Services Corp.	Second lien senior secured delayed draw term loan	23,456	—
Motus, LLC and Runzheimer International LLC	First lien senior secured revolving loan	5,481	—
NMI Acquisitionco, Inc. (dba Network Merchants)	First lien senior secured revolving loan	220	646
PetVet Care Centers, LLC	First lien senior secured delayed draw term loan	—	4,981
Professional Plumbing Group, Inc.	First lien senior secured revolving loan	6,200	—
QC Supply, LLC	First lien senior secured delayed draw term loan	—	14,078
QC Supply, LLC	First lien senior secured revolving loan	497	2,981
SABA Software, Inc.	First lien senior secured revolving loan	—	4,950
Swipe Acquisition Corporation (dba PLI)	First lien senior secured delayed draw term loan	12,931	—
TC Holdings, LLC (dba TrialCard)	First lien senior secured delayed draw term loan	24,248	24,248
TC Holdings, LLC (dba TrialCard)	First lien senior secured revolving loan	4,194	5,034
Trader Interactive, LLC (fka Dominion Web Solutions, LLC)	First lien senior secured revolving loan	6,387	5,769
Troon Golf, L.L.C.	First lien senior secured revolving loan	14,426	14,426
TSB Purchaser, Inc. (dba Teaching Strategies, Inc.)	First lien senior secured revolving loan	4,239	—
Ultimate Baked Goods Midco, LLC	First lien senior secured revolving loan	5,082	—
Total Unfunded Portfolio Company Commitments		$790,115	$130,075

We maintain sufficient capacity to cover outstanding unfunded portfolio company commitments that we may be required to fund. We seek to carefully consider our unfunded portfolio company commitments for the purpose of planning our ongoing financial leverage. Further, we maintain sufficient borrowing capacity within the 200% asset coverage limitation along with undrawn Capital commitments from our investors to cover any outstanding portfolio company unfunded commitments we are required to fund.

Other Commitments and Contingencies

As of December 31, 2018, we had $5.5 billion in total Capital Commitments from investors ($2.4 billion undrawn), of which $112.4 million is from executives of our Adviser ($47.9 million undrawn).

As of December 31, 2017, we had $5.1 billion in total Capital Commitments from investors ($3.7 billion undrawn), of which $112.4 million is from executives of the Adviser ($63.5 million undrawn).

These undrawn Capital Commitments will no longer remain in effect following the completion of an initial public offering of our common stock.

From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of its business. At December 31, 2018, management was not aware of any pending or threatened litigation.

2023 Notes

As of December 31, 2017, $11.5 million of the 2023 Notes remained outstanding, which were subsequently issued in January 2018.

Contractual Obligations

A summary of our contractual payment obligations under our credit facilities as of December 31, 2018, is as follows:

	Payments Due by Period
($ in millions)	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
Subscription Credit Facility	$883.0	$883.0	$—	$—	$—
Revolving Credit Facility	308.6	—	—	308.6	—
SPV Asset Facility I	400.0	—	—	400.0	—
SPV Asset Facility II	550.0	—	—	—	550.0
SPV Asset Facility III	300.0	—	—	300.0	—
2023 Notes	150.0	—	—	150.0	—
Total Contractual Obligations	$2,591.6	$883.0	$—	$1,158.6	$550.0

Related-Party Transactions

We have entered into a number of business relationships with affiliated or related parties, including the following:

•	the Investment Advisory Agreement;
•	the Administration Agreement; and
•	the License Agreement.

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

We evaluate tax positions taken or expected to be taken in the course of preparing our consolidated financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions not deemed to meet the “more-likely-than-not” threshold are reserved and recorded as a tax benefit or expense in the current year. All penalties and interest associated with income taxes are included in income tax expense. Conclusions regarding tax positions are subject to review and may be adjusted at a later date based on factors including, but not limited to, on-going analyses of tax laws, regulations and interpretations thereof. There were no material uncertain tax positions through December 31, 2018 and 2017. The 2015 through 2017 tax years remain subject to examination by U.S. federal, state and local tax authorities.

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

As of December 31, 2018, 99.6% of our debt investments based on fair value in our portfolio were at floating rates.

Based on our Consolidated Statements of Assets and Liabilities as of December 31, 2018, the following table shows the annualized impact on net income of hypothetical base rate changes in interest rates on our debt investments (considering interest rate floors for floating rate instruments) assuming each floating rate investment is subject to 3-month LIBOR and there are no changes in our investment and borrowing structure:

($ in millions)	Interest Income	Interest Expense	Net Income
Up 300 basis points	$173.6	$77.7	$95.9
Up 200 basis points	$115.7	$51.8	$63.9
Up 100 basis points	$57.9	$25.9	$32.0
Down 100 basis points	$(57.9)	$(25.9)	$(32.0)
Down 200 basis points	$(105.6)	$(51.8)	$(53.8)

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

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors

Owl Rock Capital Corporation:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated statements of assets and liabilities of Owl Rock Capital Corporation and subsidiaries (the Company), including the consolidated schedules of investments, as of December 31, 2018 and 2017, the related consolidated statements of operations, changes in net assets, and cash flows for each of the years in the three-year period ended December 31, 2018, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.

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

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Such procedures also included confirmation of securities owned as of December 31, 2018 and 2017, by correspondence with custodians, portfolio companies, or agents. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ KPMG LLP

We have served as the Company’s auditor since 2016.

New York, New York

February 27, 2019

Owl Rock Capital Corporation

Consolidated Statements of Assets and Liabilities

(Amounts in thousands, except share and per share amounts)

	December 31, 2018	December 31, 2017
Assets
Investments at fair value
Non-controlled, non-affiliated investments (amortized cost of $5,720,295 and $2,307,886, respectively)	$5,697,447	$2,324,157
Controlled, affiliated investments (amortized cost of $91,138 and $65,028, respectively)	86,622	65,599
Total investments at fair value (amortized cost of $5,811,433 and $2,372,914, respectively)	5,784,069	2,389,756
Cash (restricted cash of $6,013 and $2,638, respectively)	127,603	20,071
Receivable for investments sold	—	19,900
Interest receivable	29,680	8,984
Receivable from a controlled affiliate	8,100	3,503
Prepaid expenses and other assets	1,590	1,333
Total Assets	$5,951,042	$2,443,547
Liabilities
Debt (net of unamortized debt issuance costs of $22,335 and $12,568, respectively)	$2,567,717	$919,432
Management fee payable	14,049	11,152
Distribution payable	78,350	33,545
Payables to affiliates	2,847	2,330
Payable for investments purchased	3,180	—
Accrued expenses and other liabilities	20,054	4,509
Total Liabilities	2,686,197	970,968
Commitments and contingencies (Note 7)
Net Assets
Common shares $0.01 par value, 500,000,000 shares authorized; 216,204,837 and 97,959,595 shares issued and outstanding, respectively	2,162	980
Additional paid-in-capital	3,271,162	1,451,886
Total distributable earnings (losses)(1)	(8,479)	19,713
Total Net Assets	3,264,845	1,472,579
Total Liabilities and Net Assets	$5,951,042	$2,443,547
Net Asset Value Per Share	$15.10	$15.03

________________

(1)

Accumulated undistributed net investment income, net unrealized gain (loss) and undistributed net realized gains (losses) have been consolidated into total distributable earnings (losses) for December 31, 2017 for comparative purposes.

The accompanying notes are an integral part of these consolidated financial statements.

Owl Rock Capital Corporation

Consolidated Statements of Operations

(Amounts in thousands, except share and per share amounts)

	Years Ended December 31,
	2018	2017	2016
Investment Income
Investment income from non-controlled, non-affiliated investments:
Interest income	$366,858	$151,246	$27,939
Other income	8,750	5,130	865
Total investment income from non-controlled, non-affiliated investments	375,608	156,376	28,804
Investment income from controlled, affiliated investments:
Dividend income	8,379	125	—
Other income	4,871	3,378	—
Total investment income from controlled, affiliated investments	13,250	3,503	—
Total Investment Income	388,858	159,879	28,804
Expenses
Initial organization	—	—	1,224
Interest expense	76,774	24,580	2,758
Management fee	52,148	31,062	9,238
Professional fees	7,823	5,430	3,029
Directors' fees	533	387	315
Other general and administrative	4,965	4,472	2,882
Total Expenses	142,243	65,931	19,446
Net Investment Income (Loss) Before Taxes	246,615	93,948	9,358
Excise tax expense	1,093	158	352
Net Investment Income (Loss) After Taxes	$245,522	$93,790	$9,006
Net Realized and Unrealized Gain (Loss)
Net change in unrealized gain (loss):
Non-controlled, non-affiliated investments	$(38,426)	$8,640	$7,631
Controlled affiliated investments	(5,087)	571	—
Translation of assets and liabilities in foreign currencies	(133)	—	—
Total Net Change in Unrealized Gain (Loss)	(43,646)	9,211	7,631
Net realized gain (loss):
Non-controlled, non-affiliated investments	234	739	—
Foreign currency transactions	133	—	—
Total Net Realized Gain (Loss)	367	739	—
Total Net Realized and Unrealized Gain (Loss)	(43,279)	9,950	7,631
Net Increase (Decrease) in Net Assets Resulting from Operations	$202,243	$103,740	$16,637
Earnings Per Share - Basic and Diluted	$1.38	$1.55	$0.78
Weighted Average Shares Outstanding - Basic and Diluted	146,422,371	67,082,905	21,345,191

The accompanying notes are an integral part of these consolidated financial statements.

Owl Rock Capital Corporation

Consolidated Schedules of Investments

As of December 31, 2018

(Amounts in thousands, except share amounts)

Company(1)(17)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(3)(23)	Fair Value	Percentage of Net Assets
Non-controlled/non-affiliated portfolio company investments(2)
Debt Investments
Advertising and media
IRI Holdings, Inc.(4)(5)(21)	First lien senior secured loan	L + 4.50%	11/28/2025	$15,000	$14,852	$14,588	0.4%
PAK Acquisition Corporation (dba Valpak)(4)(6)	First lien senior secured loan	L + 8.00%	6/30/2022	70,775	69,795	71,128	2.2%
Swipe Acquisition Corporation (dba PLI)(4)(5)(21)	First lien senior secured loan	L + 7.75%	6/29/2024	162,840	159,754	159,583	4.9%
Swipe Acquisition Corporation (dba PLI)(4)(13)(14)(15)(21)	First lien senior secured delayed draw term loan	L + 7.75%	9/30/2019	-	(178)	(65)	-%
				248,615	244,223	245,234	7.5%
Automotive
Mavis Tire Express Services Corp.(4)(5)(21)	Second lien senior secured loan	L + 7.50%	3/20/2026	155,000	151,793	151,125	4.6
Mavis Tire Express Services Corp.(4)(5)(13)(15)(21)	Second lien senior secured delayed draw term loan	L + 7.50%	3/20/2020	1,449	1,181	1,090	-%
				156,449	152,974	152,215	4.6%
Buildings and real estate
Associations, Inc.(4)(6)(21)	First lien senior secured loan	L + 4.00% (3.00% PIK)	7/30/2024	231,957	229,234	229,057	7.0%
Associations, Inc.(4)(6)(13)(15)(21)	First lien senior secured delayed draw term loan	L + 4.00% (3.00% PIK)	7/30/2021	20,580	19,910	19,579	0.6%
Associations, Inc.(4)(13)(14)(21)	First lien senior secured revolving loan	L + 6.00%	7/30/2024	-	(134)	(231)	-%
Cheese Acquisition, LLC(4)(6)(21)	First lien senior secured loan	L + 4.75%	11/28/2024	51,896	51,256	51,247	1.6%
Cheese Acquisition, LLC(4)(13)(14)(21)	First lien senior secured delayed draw term loan	L + 4.75%	4/19/2020	-	(619)	(140)	-%
Cheese Acquisition, LLC(4)(13)(14)(21)	First lien senior secured revolving loan	L + 4.75%	11/28/2023	-	(201)	(205)	-%
				304,433	299,446	299,307	9.2%
Business services
Access CIG, LLC(4)(6)(21)	Second lien senior secured loan	L + 7.75%	2/27/2026	37,756	37,432	37,190	1.1%
CIBT Global, Inc.(4)(6)(21)	Second lien senior secured loan	L + 7.75%	6/2/2025	49,000	47,965	48,510	1.5%
Transperfect Global, Inc.(4)(5)(21)	First lien senior secured loan	L + 6.75%	5/7/2024	231,253	227,023	231,253	7.1%
Vistage International, Inc.(4)(5)(21)	Second lien senior secured loan	L + 8.00%	2/8/2026	43,500	43,162	42,848	1.3%
Vestcom Parent Holdings, Inc.(4)(5)	Second lien senior secured loan	L + 8.25%	12/19/2024	78,987	78,067	78,592	2.4%
				440,496	433,649	438,393	13.4%

Owl Rock Capital Corporation

Consolidated Schedules of Investments

As of December 31, 2018

(Amounts in thousands, except share amounts)

Company(1)(17)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(3)(23)	Fair Value	Percentage of Net Assets
Chemicals
Douglas Products and Packaging Company LLC(4)(6)(21)	First lien senior secured loan	L + 5.75%	10/19/2022	99,947	99,092	98,447	3.0%
Douglas Products and Packaging Company LLC(4)(13)(14)(21)	First lien senior secured revolving loan	L + 5.75%	10/19/2022	-	(59)	(136)	-%
				99,947	99,033	98,311	3.0%
Consumer products
Feradyne Outdoors, LLC(4)(6)(21)	First lien senior secured loan	L + 6.25%	5/25/2023	113,767	112,695	105,804	3.2%
Containers and packaging
Pregis Holding I Corporation(4)(6)(21)	Second lien senior secured loan	L + 7.25%	5/20/2022	43,000	42,269	41,710	1.3%
Distribution
ABB/Con-cise Optical Group LLC(4)(5)	First lien senior secured loan	L + 5.00%	6/15/2023	59,093	59,213	57,911	1.8%
ABB/Con-cise Optical Group LLC(4)(5)	Second lien senior secured loan	L + 9.00%	6/17/2024	25,000	24,424	24,250	0.7%
Aramsco, Inc.(4)(5)(21)	First lien senior secured loan	L + 5.25%	8/28/2024	55,717	54,388	53,767	1.6%
Aramsco, Inc.(4)(5)(13)(21)	First lien senior secured revolving loan	L + 5.25%	8/28/2024	559	361	265	-%
Dade Paper & Bag, LLC (dba Imperial-Dade)(4)(5)(21)	First lien senior secured loan	L + 7.44%	6/10/2024	37,207	36,641	36,814	1.1%
Dealer Tire, LLC(4)(5)(21)	First lien senior secured loan	L + 5.50%	12/15/2025	114,750	109,037	109,013	3.3%
Endries Acquisition, Inc.(4)(5)(21)	First lien senior secured loan	L + 6.25%	12/10/2025	180,000	176,870	176,850	5.4%
Endries Acquisition, Inc.(4)(13)(14)(15)(21)	First lien senior secured delayed draw term loan	L + 6.25%	12/10/2020	-	(1,085)	(1,095)	-%
Endries Acquisition, Inc.(4)(5)(13)(21)	First lien senior secured revolving loan	L + 6.25%	12/10/2024	6,750	6,282	6,278	0.2%
JM Swank, LLC(4)(6)	First lien senior secured loan	L + 7.50%	7/25/2022	117,371	115,669	114,437	3.5%
QC Supply, LLC(4)(5)	First lien senior secured loan	L + 6.00%	12/29/2022	25,970	25,508	24,801	0.8%
QC Supply, LLC(4)(5)(13)(15)	First lien senior secured delayed draw term loan	L + 6.00%	12/29/2022	8,624	8,465	8,236	0.3%
QC Supply, LLC(4)(5)(13)	First lien senior secured revolving loan	L + 6.00%	12/29/2021	4,472	4,398	4,248	0.1%
				635,513	620,171	615,775	18.8%
Education
Learning Care Group (US) No. 2 Inc.(4)(5)(21)	Second lien senior secured loan	L + 7.50%	3/13/2026	25,000	24,535	24,375	0.7%
Severin Acquisition, LLC (dba PowerSchool)(4)(5)(21)	Second lien senior secured loan	L + 6.75%	7/31/2026	92,500	91,608	90,650	2.8%

Owl Rock Capital Corporation

Consolidated Schedules of Investments

As of December 31, 2018

(Amounts in thousands, except share amounts)

Company(1)(17)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(3)(23)	Fair Value	Percentage of Net Assets
TSB Purchaser, Inc. (dba Teaching Strategies, Inc.)(4)(6)(21)	First lien senior secured loan	L + 6.00%	5/14/2024	62,845	61,412	60,959	1.9%
TSB Purchaser, Inc. (dba Teaching Strategies, Inc.)(4)(13)(14)(21)	First lien senior secured revolving loan	L + 6.00%	5/14/2024	-	(95)	(127)	-%
				180,345	177,460	175,857	5.4%
Energy equipment and services
Hillstone Environmental Partners, LLC(4)(6)(21)	First lien senior secured loan	L + 7.75%	4/25/2023	71,333	70,367	71,333	2.2%
Hillstone Environmental Partners, LLC(4)(6)(21)	First lien senior secured revolving loan	L + 7.75%	4/25/2023	4,458	4,401	4,458	0.1%
Liberty Oilfield Services LLC(4)(5)(16)(21)	First lien senior secured loan	L + 7.63%	9/19/2022	14,204	14,002	14,204	0.4%
				89,995	88,770	89,995	2.7%
Financial services
Blackhawk Network Holdings, Inc.(4)(5)(21)	Second lien senior secured loan	L + 7.00%	6/15/2026	75,998	75,113	74,098	2.3%
NMI Acquisitionco, Inc. (dba Network Merchants)(4)(5)(21)	First lien senior secured loan	L + 6.75%	9/6/2022	28,481	27,927	27,485	0.8%
NMI Acquisitionco, Inc. (dba Network Merchants)(4)(5)(13)(21)	First lien senior secured revolving loan	L + 6.75%	9/6/2022	427	414	404	-%
				104,906	103,454	101,987	3.1%
Food and beverage
Carolina Beverage Group (fka Cold Spring Brewing Company)(4)(5)(21)	First lien senior secured loan	L + 5.25%	5/15/2024	37,658	36,979	36,717	1.1%
Carolina Beverage Group (fka Cold Spring Brewing Company)(4)(13)(14)(21)	First lien senior secured revolving loan	L + 5.25%	5/15/2024	-	(48)	(67)	-%
CM7 Restaurant Holdings, LLC(4)(5)(21)	First lien senior secured loan	L + 8.75%	5/22/2023	36,490	35,884	34,848	1.1%
CM7 Restaurant Holdings, LLC(4)(5)(13)(15)(21)	First lien senior secured delayed draw term loan	L + 8.75%	5/21/2019	859	843	768	-%
CM7 Restaurant Holdings, LLC(4)(13)(14)(15)(21)	First lien senior secured delayed draw term loan	L + 8.75%	5/21/2019	-	-	(184)	-%
Give and Go Prepared Foods Corp.(4)(6)(16)	Second lien senior secured loan	L + 8.50%	1/29/2024	42,000	41,647	35,910	1.1%
H-Food Holdings, LLC(4)(5)(21)	Second lien senior secured loan	L + 7.00%	3/2/2026	121,800	118,871	118,146	3.6%
H-Food Holdings, LLC(4)(5)(21)	First lien senior secured loan	L + 4.00%	5/23/2025	26,100	25,842	25,448	0.8%
Hometown Food Company(4)(5)(21)	First lien senior secured loan	L + 5.25%	8/31/2023	29,735	29,180	28,843	0.9%
Hometown Food Company(4)(13)(14)(21)	First lien senior secured revolving loan	L + 5.25%	8/31/2023	-	(79)	(127)	-%
KSLB Holdings, LLC (dba Sara Lee Frozen Bakery)(4)(5)(21)	First lien senior secured loan	L + 4.50%	7/30/2025	36,000	35,264	34,920	1.1%
KSLB Holdings, LLC (dba Sara Lee Frozen Bakery)(4)(5)(13)(21)	First lien senior secured revolving loan	L + 4.50%	7/30/2023	1,200	1,015	930	-%
Manna Development Group, LLC(4)(5)(21)	First lien senior secured loan	L + 6.00%	10/24/2022	57,232	56,488	56,087	1.7%

Owl Rock Capital Corporation

Consolidated Schedules of Investments

As of December 31, 2018

(Amounts in thousands, except share amounts)

Company(1)(17)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(3)(23)	Fair Value	Percentage of Net Assets
Manna Development Group, LLC(4)(5)(13)(21)	First lien senior secured revolving loan	L + 6.00%	10/24/2022	867	720	780	-%
Recipe Acquisition Corp. (dba Roland Corporation)(4)(6)	Second lien senior secured loan	L + 8.00%	12/1/2022	32,000	31,570	31,840	1.0%
Tall Tree Foods, Inc.(4)(5)	First lien senior secured loan	L + 7.25%	8/12/2022	46,150	45,694	44,765	1.4%
Ultimate Baked Goods Midco, LLC(4)(5)(21)	First lien senior secured loan	L + 4.00%	8/11/2025	27,000	26,422	26,190	0.8%
Ultimate Baked Goods Midco, LLC(4)(13)(14)(21)	First lien senior secured revolving loan	L + 4.00%	8/9/2023	-	(105)	(152)	-%
				495,091	486,187	475,662	14.6%
Healthcare providers and services
Covenant Surgical Partners, Inc.(4)(6)	First lien senior secured loan	L + 4.50%	10/4/2024	29,722	29,722	29,574	0.9%
Covenant Surgical Partners, Inc.(4)(13)(14)(15)	First lien senior secured delayed draw term loan	L + 4.50%	11/30/2020	-	(734)	(750)	-%
Geodigm Corporation (dba National Dentex)(4)(5)(10)(21)	First lien senior secured loan	L + 6.67%	12/1/2021	124,720	123,736	123,473	3.8%
GI Chill Acquisition (dba California Cryobank)(4)(6)(21)	First lien senior secured loan	L + 4.00%	8/6/2025	31,920	31,768	31,441	1.0%
GI Chill Acquisition (dba California Cryobank)(4)(6)(21)	Second lien senior secured loan	L + 7.50%	8/6/2026	135,400	134,092	132,692	4.1%
TC Holdings, LLC (dba TrialCard)(4)(6)(21)	First lien senior secured loan	L + 4.50%	11/14/2023	61,598	60,458	60,366	1.8%
TC Holdings, LLC (dba TrialCard)(4)(13)(14)(15)(21)	First lien senior secured delayed draw term loan	L + 4.50%	6/30/2019	-	(434)	(194)	-%
TC Holdings, LLC (dba TrialCard)(4)(6)(13)(21)	First lien senior secured revolving loan	L + 4.50%	11/14/2022	839	753	738	-%
				384,199	379,361	377,340	11.6%
Healthcare technology
Bracket Intermediate Holding Corp.(4)(6)(21)	First lien senior secured loan	L + 4.25%	9/5/2025	15,711	15,635	15,593	0.5%
Bracket Intermediate Holding Corp.(4)(6)(21)	Second lien senior secured loan	L + 8.13%	9/5/2026	26,250	25,739	25,659	0.8%
				41,961	41,374	41,252	1.3%
Household products
Hayward Industries, Inc.(4)(5)(21)	Second lien senior secured loan	L + 8.25%	8/4/2025	52,149	51,237	51,888	1.6%
Infrastructure and environmental services
FR Arsenal Holdings II Corp. (dba Applied-Cleveland Holdings, Inc.)(4)(6)	First lien senior secured loan	L + 7.25%	9/8/2022	147,333	144,977	147,334	4.5%
LineStar Integrity Services LLC(4)(6)(21)	First lien senior secured loan	L + 7.25%	2/12/2024	51,279	50,372	50,254	1.5%
LineStar Integrity Services LLC(4)(13)(14)(15)(21)	First lien senior secured delayed draw term loan	L + 7.25%	8/12/2019	-	(220)	(258)	-%
				198,612	195,129	197,330	6.0%
Insurance
CD&R TZ Purchaser, Inc. (dba Tranzact)(4)(6)	First lien senior secured loan	L + 6.00%	7/21/2023	34,194	32,718	33,852	1.0%

Owl Rock Capital Corporation

Consolidated Schedules of Investments

As of December 31, 2018

(Amounts in thousands, except share amounts)

Company(1)(17)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(3)(23)	Fair Value	Percentage of Net Assets
Internet software and services
Accela, Inc.(4)(6)	First lien senior secured loan	L + 6.00%	9/28/2023	48,630	47,624	47,171	1.4%
Accela, Inc.(4)(8)(13)	First lien senior secured revolving loan	P + 5.00%	9/28/2023	2,716	2,597	2,536	0.1%
Genesis Acquisition Co. (dba Procare Software)(4)(5)(21)	First lien senior secured loan	L + 4.00%	7/31/2024	18,155	17,813	17,611	0.5%
Genesis Acquisition Co. (dba Procare Software)(4)(13)(14)(15)(21)	First lien senior secured delayed draw term loan	L + 4.00%	7/31/2020	-	(44)	(95)	-%
Genesis Acquisition Co. (dba Procare Software)(4)(13)(14)(21)	First lien senior secured revolving loan	L + 4.00%	7/31/2024	-	(49)	(79)	-%
Infoblox Inc.(4)(5)	Second lien senior secured loan	L + 8.75%	11/7/2024	30,000	29,526	30,000	0.9%
IQN Holding Corp. (dba Beeline)(4)(6)(21)	First lien senior secured loan	L + 5.50%	8/20/2024	193,843	191,076	188,996	5.8%
IQN Holding Corp. (dba Beeline)(4)(6)(13)(21)	First lien senior secured revolving loan	L + 5.50%	8/20/2023	7,139	6,824	6,572	0.2%
Lightning Midco, LLC (dba Vector Solutions)(4)(6)(21)	First lien senior secured loan	L + 5.50%	11/21/2025	114,914	113,781	113,765	3.5%
Lightning Midco, LLC (dba Vector Solutions)(4)(8)(13)(15)(21)	First lien senior secured delayed draw term loan	P + 4.50%	11/23/2020	7,376	7,113	7,109	0.2%
Lightning Midco, LLC (dba Vector Solutions)(4)(13)(14)(21)	First lien senior secured revolving loan	L + 5.50%	11/21/2023	-	(131)	(134)	-%
Trader Interactive, LLC (fka Dominion Web Solutions, LLC)(4)(5)(21)	First lien senior secured loan	L + 6.50%	6/17/2024	135,307	133,718	133,954	4.1%
Trader Interactive, LLC (fka Dominion Web Solutions, LLC)(4)(13)(14)(21)	First lien senior secured revolving loan	L + 6.50%	6/15/2023	-	(73)	(64)	-%
				558,080	549,775	547,342	16.7%
Leisure and entertainment
Capital Sports Holdings Inc. (dba Ottawa Senators)(4)(9)(16)	First lien senior secured loan	C + 5.25%	6/22/2024	14,642	15,062	14,204	0.4%
Troon Golf, L.L.C.(4)(6)(10)(12)(21)	First lien senior secured term loan A and B	L + 6.38% (TLA: L + 3.5%; TLB: L + 7.1%)	9/29/2023	169,395	167,273	169,395	5.1%
Troon Golf, L.L.C.(4)(13)(14)(21)	First lien senior secured revolving loan	L + 6.38%	9/29/2023	-	(171)	-	-%
UFC Holdings, LLC(4)(5)(19)	Second lien senior secured loan	L + 7.50%	8/18/2024	35,000	34,739	34,493	1.1%
				219,037	216,903	218,092	6.6%
Manufacturing
Ideal Tridon Holdings, Inc.(4)(6)(21)	First lien senior secured loan	L + 6.50%	7/31/2023	46,577	45,852	45,878	1.4%
Ideal Tridon Holdings, Inc.(4)(6)(13)(21)	First lien senior secured revolving loan	L + 6.50%	7/31/2022	3,568	3,499	3,496	0.1%

Owl Rock Capital Corporation

Consolidated Schedules of Investments

As of December 31, 2018

(Amounts in thousands, except share amounts)

Company(1)(17)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(3)(23)	Fair Value	Percentage of Net Assets
Professional Plumbing Group, Inc.(4)(6)(21)	First lien senior secured loan	L + 6.75%	4/16/2024	52,744	52,026	51,426	1.6%
Professional Plumbing Group, Inc.(4)(6)(13)(21)	First lien senior secured revolving loan	L + 6.75%	4/16/2024	2,657	2,543	2,436	0.1%
				105,546	103,920	103,236	3.2%
Oil and gas
Black Mountain Sand Eagle Ford LLC(4)(6)(13)(15)(21)	First lien senior secured delayed draw term loan	L + 8.25%	6/30/2019	45,973	45,001	44,495	1.4%
Brigham Minerals, LLC(4)(5)(21)	First lien senior secured loan	L + 5.50%	7/27/2024	115,000	113,917	112,700	3.5%
Brigham Minerals, LLC(4)(5)(13)(15)(21)	First lien senior secured delayed draw term loan	L + 5.50%	10/27/2019	46,000	45,360	44,620	1.4%
Brigham Minerals, LLC(4)(13)(14)(21)	First lien senior secured revolving loan	L + 5.50%	7/27/2024	-	(85)	(184)	-%
Zenith Energy U.S. Logistics Holdings, LLC(4)(5)(21)	First lien senior secured loan	L + 5.50%	12/21/2024	85,365	83,801	83,657	2.6%
				292,338	287,994	285,288	8.9%
Professional services
AmSpec Services Inc.(4)(6)(21)	First lien senior secured loan	L + 5.75%	7/2/2024	102,781	101,104	100,211	3.1%
AmSpec Services Inc.(4)(8)(13)(21)	First lien senior secured revolving loan	P + 3.75%	7/2/2024	2,377	2,145	2,016	0.1%
Cardinal US Holdings, Inc.(4)(6)(16)(21)	First lien senior secured loan	L + 5.00%	7/31/2023	91,125	87,285	90,669	2.8%
DMT Solutions Global Corporation(4)(7)(21)	First lien senior secured loan	L + 7.00%	7/2/2024	54,600	52,554	52,416	1.6%
GC Agile Holdings Limited (dba Apex Fund Services)(4)(6)(16)(21)	First lien senior secured loan	L + 6.50%	6/15/2025	74,276	72,877	72,792	2.2%
GC Agile Holdings Limited (dba Apex Fund Services)(4)(13)(14)(15)(16)(21)	First lien senior secured delayed draw term loan	L + 6.50%	2/28/2019	-	(664)	(721)	-%
GC Agile Holdings Limited (dba Apex Fund Services)(4)(6)(13)(15)(16)(21)	First lien senior secured multi-draw term loan	L + 6.50%	6/15/2020	12,013	11,577	11,412	0.3%
GC Agile Holdings Limited (dba Apex Fund Services)(4)(13)(14)(16)(21)	First lien senior secured revolving loan	L + 6.50%	6/15/2023	-	(296)	(208)	-%
Gerson Lehrman Group, Inc.(4)(6)(21)	First lien senior secured loan	L + 4.25%	12/12/2024	336,585	333,245	333,220	10.2%
Gerson Lehrman Group, Inc.(4)(13)(14)(21)	First lien senior secured revolving loan	L + 4.25%	12/12/2024	-	(232)	(234)	-%
				673,757	659,595	661,573	20.3%
Specialty retail
EW Holdco, LLC (dba European Wax)(4)(5)(21)	First lien senior secured loan	L + 4.50%	9/25/2024	57,356	56,804	56,209	1.7%
Galls, LLC(4)(5)(21)	First lien senior secured loan	L + 6.25%	1/31/2025	91,925	90,893	90,086	2.8%
Galls, LLC(4)(5)(13)(21)	First lien senior secured revolving loan	L + 6.25%	1/31/2024	9,637	9,350	9,216	0.3%

Owl Rock Capital Corporation

Consolidated Schedules of Investments

As of December 31, 2018

(Amounts in thousands, except share amounts)

Company(1)(17)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(3)(23)	Fair Value	Percentage of Net Assets
Galls, LLC(4)(5)(13)(15)(21)	First lien senior secured delayed draw term loan	L + 6.25%	1/31/2020	7,930	7,652	7,534	0.2%
				166,848	164,699	163,045	5.0%
Telecommunications
DB Datacenter Holdings Inc.(4)(5)(21)	Second lien senior secured loan	L + 7.50%	4/3/2025	35,000	34,537	34,300	1.1%
Transportation
Lytx, Inc.(4)(5)(21)	First lien senior secured loan	L + 6.75%	8/31/2023	44,134	43,034	44,134	1.4%
Lytx, Inc.(4)(13)(14)(21)	First lien senior secured revolving loan	L + 6.75%	8/31/2022	-	(45)	-	-%
Motus, LLC and Runzheimer International LLC(4)(6)(21)	First lien senior secured loan	L + 6.75%	1/17/2024	67,093	65,629	65,416	2.0%
Motus, LLC and Runzheimer International LLC(4)(13)(14)(21)	First lien senior secured revolving loan	L + 6.75%	1/17/2023	-	(111)	(137)	-%
Uber Technologies, Inc.(19)(21)(22)	Unsecured note	7.50%	11/1/2023	9,200	9,200	8,884	0.3%
Uber Technologies, Inc.(19)(21)(22)	Unsecured note	8.00%	11/1/2026	13,800	13,800	13,299	0.4%
				134,227	131,507	131,596	4.1%
Total non-controlled/non-affiliated portfolio company debt investments				5,808,505	5,709,080	5,686,384	174.2%

Equity Investments
Food and beverage
CM7 Restaurant Holdings, LLC(21)(22)	LLC Interest	N/A	N/A	340	340	188	-%
H-Food Holdings, LLC(21)(22)	LLC Interest	N/A	N/A	10,875	10,875	10,875	0.3%
				11,215	11,215	11,063	0.3%
Total non-controlled/non-affiliated portfolio company equity investments				11,215	11,215	11,063	0.3%
Total non-controlled/non-affiliated portfolio company investments				5,819,720	5,720,295	5,697,447	174.5%

Controlled/affiliated portfolio company investments
Equity Investments
Investment funds and vehicles
Sebago Lake LLC(11)(16)(18)(20)(22)		N/A	N/A	91,138	91,138	86,622	2.7%
Total controlled/affiliated portfolio company investments				91,138	91,138	86,622	2.7%
Total Investments				$5,910,858	$5,811,433	$5,784,069	177.2%

	Interest Rate Swaps as of December 31, 2018
	Company Receives	Company Pays	Maturity Date	Notional Amount	Hedged Instrument	Footnote Reference
Interest rate swap	4.75%	L + 2.545%	12/21/2021	$150,000	2023 Notes	Note 6
Total				$150,000

________________

(1)	Certain portfolio company investments are subject to contractual restrictions on sales.
(2)	Unless otherwise indicated, all investments are considered Level 3 investments.
(3)	The amortized cost represents the original cost adjusted for the amortization of discounts and premiums, as applicable, on debt investments using the effective interest method.
(4)

Loan contains a variable rate structure and may be subject to an interest rate floor. Variable rate loans bear interest at a rate that may be determined by reference to either the London Interbank Offered Rate (“LIBOR” or “L”) (which can include one-, two-, three- or six-month

Owl Rock Capital Corporation

Consolidated Schedules of Investments

As of December 31, 2018

(Amounts in thousands, except share amounts)

LIBOR) or an alternate base rate (which can include the Federal Funds Effective Rate or the Prime Rate), at the borrower’s option, and which reset periodically based on the terms of the loan agreement.

(5)	The interest rate on these loans is subject to 1 month LIBOR, which as of December 31, 2018 was 2.50%.
(6)	The interest rate on these loans is subject to 3 month LIBOR, which as of December 31, 2018 was 2.81%.
(7)	The interest rate on these loans is subject to 6 month LIBOR, which as of December 31, 2018 was 2.88%.
(8)	The interest rate on these loans is subject to Prime, which as of December 31, 2018 was 5.50%.
(9)	The interest rate on this loan is subject to 3 month Canadian Dollar Offered Rate (“CDOR” or “C”), which as of December 31, 2018 was 2.24%.
(10)

The Company may be entitled to receive additional interest as a result of an arrangement with other lenders in the syndication. In exchange for the higher interest rate, the “last-out” portion is at a greater risk of loss.

(11)	Investment measured at NAV.
(12)

The first lien term loan is comprised of two components: Term Loan A and Term Loan B. The Company's Term Loan A and Term Loan B principal amounts are $32.8 million and $136.6 million, respectively. Both Term Loan A and Term Loan B have the same maturity date. Interest disclosed reflects the blended rate of the first lien term loan. The Term Loan A represents a ‘first out’ tranche and the Term Loan B represents a ‘last out’ tranche. The ‘first out’ tranche has priority as to the ‘last out’ tranche with respect to payments of principal, interest and any amounts due thereunder.

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
(16)

This portfolio company is not a qualifying asset under Section 55(a) of the 1940 Act. Under the 1940 Act, the Company may not acquire any non-qualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of total assets. As of December 31, 2018, non-qualifying assets represented 5.6% of total assets as calculated in accordance with the regulatory requirements.

(17)

Unless otherwise indicated, the Company’s portfolio companies are pledged as collateral supporting the amounts outstanding under the Revolving Credit Facility and SPV Asset Facilities. See Note 6 “Debt”.

(18)

As defined in the 1940 Act, the Company is deemed to be both an "Affiliated Person" and has "Control" of this portfolio company as the Company owns more than 25% of the portfolio company's outstanding voting securities or has the power to exercise control over management or policies of such portfolio company (including through a management agreement). Other than for purposes of the 1940 Act, the Company does not believe that it has control over this portfolio company. The Company’s investment in affiliates for the year ended December 31, 2018, were as follows:

($ in thousands)	Fair value as of December 31, 2017	Gross Additions	Gross Reductions	Change in Unrealized Gains (Losses)	Fair value as of December 31, 2018	Dividend Income	Other Income
Controlled Affiliates
Sebago Lake LLC	$65,599	$26,110	$—	$(5,087)	$86,622	$8,379	$4,871
Total Controlled Affiliates	$65,599	$26,110	$—	$(5,087)	$86,622	$8,379	$4,871

(19)	Level 2 investment.
(20)	Investment is not pledged as collateral for the credit facilities.
(21)

Represents co-investment made with the Company’s affiliates in accordance with the terms of the exemptive relief that the Company received from the U.S. Securities and Exchange Commission. See Note 3 “Agreements and Related Party Transactions.”

(22)

Security acquired in transaction exempt from registration under the Securities Act of 1933, and may be deemed to be “restricted securities” under the Securities Act. As of December 31, 2018, the aggregate fair value of these securities is $119.9 million or 3.7% of the Company’s net assets.

(23)

As of December 31, 2018, the net estimated unrealized loss for U.S. federal income tax purposes was $41.2 million based on a tax cost basis of $5.8 billion. As of December 31, 2018, the estimated aggregate gross unrealized loss for U.S. federal income tax purposes was $62.2 million and the estimated aggregate gross unrealized gain for U.S. federal income tax purposes was $21.0 million.

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

Owl Rock Capital Corporation

Consolidated Statements of Changes in Net Assets

(Amounts in thousands)

	Years Ended December 31,
	2018	2017	2016
Increase (Decrease) in Net Assets Resulting from Operations
Net investment income (loss)	$245,522	$93,790	$9,006
Net unrealized gain (loss)	(43,646)	9,211	7,631
Net realized gain (loss)	367	739	—
Net Increase (Decrease) in Net Assets Resulting from Operations	202,243	103,740	16,637
Distributions
Distributions declared from earnings	(232,083)	(100,546)	(2,100)
Net Decrease in Net Assets Resulting from Shareholders' Distributions	(232,083)	(100,546)	(2,100)
Capital Share Transactions
Issuance of common shares	1,724,864	749,933	665,259
Reinvestment of distributions	97,242	38,927	729
Net Increase in Net Assets Resulting from Capital Share Transactions	1,822,106	788,860	665,988
Total Increase in Net Assets	1,792,266	792,054	680,525
Net Assets, at beginning of period	1,472,579	680,525	-
Net Assets, at end of period	$3,264,845	$1,472,579	$680,525

The accompanying notes are an integral part of these consolidated financial statements.

Owl Rock Capital Corporation

Consolidated Statements of Cash Flows

(Amounts in thousands)

	Years Ended December 31,
	2018	2017	2016
Cash Flows from Operating Activities
Net Increase (Decrease) in Net Assets Resulting from Operations	$202,243	$103,740	$16,637
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash used in operating activities:
Purchases of investments, net	(4,722,938)	(1,944,628)	(1,117,444)
Proceeds from investments, net	1,311,832	542,814	158,536
Net amortization of discount on investments	(23,798)	(7,187)	(860)
Payment-in-kind interest	(3,393)	(3,406)	—
Net change in unrealized (gain) loss on investments	43,513	(9,211)	(7,631)
Net change in unrealized (gains) losses on translation of assets and liabilities in foreign currencies	133	—	—
Net realized (gain) loss	(234)	(739)	—
Amortization of debt issuance costs	5,333	2,616	416
Amortization of offering costs	1,408	848	594
Changes in operating assets and liabilities:
(Increase) decrease in receivable for investments sold	19,900	(19,900)	—
(Increase) decrease in interest receivable	(20,696)	(5,635)	(3,349)
(Increase) decrease in receivable from a controlled affiliate	(4,597)	(3,503)	—
(Increase) decrease in prepaid expenses and other assets	(1,124)	(132)	(320)
Increase (decrease) in management fee payable	2,897	6,587	4,565
Increase (decrease) in payables to affiliate	517	470	1,860
Increase (decrease) in payables for investments purchased	3,180	—	—
Increase (decrease) in accrued expenses and other liabilities	13,954	2,541	1,968
Net cash used in operating activities	(3,171,870)	(1,334,725)	(945,028)
Cash Flows from Financing Activities
Borrowings on debt	3,847,915	2,508,300	749,000
Payments on debt	(2,187,700)	(2,071,300)	(254,000)
Debt issuance costs	(15,101)	(12,090)	(3,510)
Proceeds from issuance of common shares	1,724,864	749,933	665,259
Offering costs paid	(541)	(1,326)	(997)
Cash distributions paid to shareholders	(90,035)	(28,074)	(1,371)
Net cash provided by financing activities	3,279,402	1,145,443	1,154,381
Net increase (decrease) in cash and restricted cash	107,532	(189,282)	209,353
Cash and restricted cash, beginning of period	20,071	209,353	—
Cash and restricted cash, end of period	$127,603	$20,071	$209,353

Supplemental and Non-Cash Information
Interest paid during the period	$59,597	$21,266	$1,704
Distributions declared during the period	$232,083	$100,546	$2,100
Reinvestment of distributions during the period	$97,242	$38,927	$729
Distributions Payable	$78,350	$33,545	$—
Receivable for investments sold	$—	$19,900	$—
Excise taxes paid	$210	$352	$—

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

On April 27, 2016, the Company formed a wholly-owned subsidiary, OR Lending LLC, a Delaware limited liability company, which holds a California finance lenders license. OR Lending LLC loans to borrowers headquartered in California. From time to time the Company may form wholly-owned subsidiaries to facilitate the normal course of business.

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

From March 3, 2016 (the “Initial Closing”) through March 2, 2018, the Company conducted private offerings (each, a “Private Offering”) of common stock to accredited investors in reliance on exemptions from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”). At the closing of each Private Offering, each investor made a capital commitment (a “Capital Commitment”) to purchase shares of the Company’s common stock pursuant to a subscription agreement entered into with the Company. Investors are required to fund drawdowns to purchase shares of the Company’s common stock up to the amount of their respective Capital Commitment on an as-needed basis each time the Company delivers a drawdown notice to its investors. If the Company has not consummated a listing of its common shares on a national securities exchange (an “Exchange Listing”) by March 3, 2021, the five-year anniversary of the Initial Closing, subject to extension for two additional one-year periods, at the sole discretion of the Board, the Board (subject to any necessary shareholder approvals and applicable requirements of the 1940 Act) will use its commercially reasonable efforts to wind down and/or liquidate and dissolve the Company in an orderly manner.

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

Owl Rock Capital Corporation

Notes to Consolidated Financial Statements – Continued

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

Owl Rock Capital Corporation

Notes to Consolidated Financial Statements – Continued

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

Financial and Derivative Instruments

Pursuant to ASC 815 Derivatives and Hedging, further clarified by the FASB’s issuance of the Accounting Standards Update (“ASU”) No. 2017-12, Derivatives and Hedging, which was adopted early in 2017 by the Company, all derivative instruments entered into by the Company are designated as hedging instruments. For all derivative instruments designated as a hedge, the entire change in the fair value of the hedging instrument shall be recorded in the same line item of the Consolidated Statements of Operations as the hedged item. The Company’s derivative instruments are used to hedge the Company’s fixed rate debt, and therefore both the periodic payment and the change in fair value for the effective hedge, if applicable, will be recognized as components of interest expense in the Consolidated Statements of Operations.

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

Owl Rock Capital Corporation

Notes to Consolidated Financial Statements – Continued

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

Loans are generally placed on non-accrual status when there is reasonable doubt that principal or interest will be collected in full. Accrued interest is generally reversed when a loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment regarding collectability. Non-accrual loans are restored to accrual status when past due principal and interest is paid current and, in management’s judgment, are likely to remain current. Management may make exceptions to this treatment and determine to not place a loan on non-accrual status if the loan has sufficient collateral value and is in the process of collection. As of December 31, 2018, no investments are on non-accrual status.

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

Debt Issuance Costs

The Company records origination and other expenses related to its debt obligations as deferred financing costs. These expenses are deferred and amortized utilizing the effective yield method, over the life of the related debt instrument. Debt issuance costs are presented on the Consolidated Statements of Assets and Liabilities as a direct deduction from the debt liability. In circumstances in which there is not an associated debt liability amount recorded in the consolidated financial statements when the debt issuance costs are incurred, such debt issuance costs will be reported on the Consolidated Statements of Assets and Liabilities as an asset until the debt liability is recorded.

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

Income Taxes

The Company has elected to be treated as a BDC under the 1940 Act. The Company has elected to be treated as a RIC under the Code beginning with its taxable year ending December 31, 2016 and intends to qualify as a RIC for the taxable year ending December

Owl Rock Capital Corporation

Notes to Consolidated Financial Statements – Continued

31, 2018. So long as the Company maintains its tax treatment as a RIC, it generally will not pay corporate-level U.S. federal income taxes on any ordinary income or capital gains that it distributes at least annually to its shareholders as dividends. Instead, any tax liability related to income earned and distributed by the Company represents obligations of the Company’s investors and will not be reflected in the consolidated financial statements of the Company.

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

The Company evaluates tax positions taken or expected to be taken in the course of preparing its consolidated financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions not deemed to meet the “more-likely-than-not” threshold are reserved and recorded as a tax benefit or expense in the current year. All penalties and interest associated with income taxes are included in income tax expense. Conclusions regarding tax positions are subject to review and may be adjusted at a later date based on factors including, but not limited to, on-going analyses of tax laws, regulations and interpretations thereof. There were no material uncertain tax positions through December 31, 2018 and 2017. The 2015 through 2017 tax years remain subject to examination by U.S. federal, state and local tax authorities.

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

Owl Rock Capital Corporation

Notes to Consolidated Financial Statements – Continued

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

Receivables

In March 2017, the FASB issued ASU  2017-08, Receivables— Nonrefundable Fees and Other Costs (Subtopic 310-20), Premium Amortization on Purchased Callable Debt Securities which amends the amortization period for certain purchased callable debt securities held at a premium, shortening such period to the earliest call date. ASU No. 2017-08 does not require any accounting change for debt securities held at a discount; the discount continues to be amortized to maturity. ASU No. 2017-08 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018.

Fair Valuation

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

On February 27, 2019, the Board approved to extend the Administration Agreement. Unless earlier terminated as described below, the Administration Agreement will remain in effect until March 1, 2020 and from year to year thereafter if approved annually by (1) the vote of the Board, or by the vote of a majority of its outstanding voting securities, and (2) the vote of a majority of the Company’s directors who are not “interested persons” of the Company, of the Adviser or of any of their respective affiliates, as defined in the 1940 Act. The Administration Agreement may be terminated at any time, without the payment of any penalty, on 60 days’ written notice, by the vote of a majority of the outstanding voting securities of the Company, or by the vote of the Board or by the Adviser.

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

For the years ended December 31, 2018, 2017 and 2016 the Company incurred expenses of approximately $3.7 million, $3.3 million and $2.8 million, respectively, for costs and expenses reimbursable to the Adviser under the terms of the Administration Agreement.

Owl Rock Capital Corporation

Notes to Consolidated Financial Statements – Continued

Investment Advisory Agreement

On March 1, 2016, the Company entered into the Original Investment Advisory Agreement with the Adviser. On February 27, 2019, the Board determined to amend and restate the Original Investment Advisory Agreement (as amended and restated, the "Investment Advisory Agreement") to reduce the fees that the Company will pay the Adviser following an Exchange Listing. Under the terms of the Investment Advisory Agreement, the Adviser is responsible for managing the Company’s business and activities, including sourcing investment opportunities, conducting research, performing diligence on potential investments, structuring its investments, and monitoring its portfolio companies on an ongoing basis through a team of investment professionals.

The Adviser’s services under the Investment Advisory Agreement are not exclusive, and it is free to furnish similar services to other entities so long as its services to the Company are not impaired.

Unless earlier terminated as described below, the Investment Advisory Agreement will remain in effect until February 27, 2020 and will remain in effect from year-to-year thereafter if approved annually by a majority of the Board or by the holders of a majority of our outstanding voting securities and, in each case, by a majority of independent directors.

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

The management fee is payable quarterly in arrears. Prior to the future quotation or listing of the Company’s securities on a national securities exchange (an “Exchange Listing”) or the future quotation or listing of its securities on any other public trading market, the management fee is payable at an annual rate of 0.75% of the Company’s (i) average gross assets, excluding cash and cash equivalents but including assets purchased with borrowed amounts, at the end of the Company’s two most recently completed calendar quarters plus (ii) the average of any remaining unfunded Capital Commitments at the end of the two most recently completed calendar quarters. Following an Exchange Listing, the management fee is payable at an annual rate of 1.5% (reduced from 1.75% payable pursuant to the Original Investment Advisory Agreement) of the Company’s average gross assets excluding cash and cash equivalents but including assets purchased with borrowed amounts, at the end of the two most recently completed calendar quarters. The management fee for any partial month or quarter, as the case may be, will be appropriately prorated and adjusted for any share issuances or repurchases during the relevant calendar months or quarters, as the case may be.

For the years ended December 31, 2018, 2017 and 2016, management fees were $52.1 million, $31.1 million and $9.2 million, respectively.

Pursuant to the Investment Advisory Agreement, the Adviser will not be entitled to an incentive fee prior to an Exchange Listing. Following an Exchange Listing, the incentive fee will consist of two components that are independent of each other, with the result that one component may be payable even if the other is not. A portion of the incentive fee is based on the Company’s pre-incentive fee net investment income and a portion is based on the Company’s capital gains. The portion of the incentive fee based on pre-incentive fee net investment income is determined and paid quarterly in arrears commencing with the first calendar quarter following an Exchange Listing, and equals 100% of the pre-incentive fee net investment income in excess of a 1.5% quarterly “hurdle rate,” until the Adviser has received 17.5% (reduced from 20% payable pursuant to the Original Investment Advisory Agreement) of the total pre-incentive fee net investment income for that calendar quarter and, for pre-incentive fee net investment income in excess of 1.82% quarterly (reduced from 1.875% quarterly pursuant to the Original Investment Advisory Agreement), 17.5% (reduced from 20% payable pursuant to the Original Investment Advisory Agreement) of all remaining pre-incentive fee net investment income for that calendar quarter.

The second component of the incentive fee, the capital gains incentive fee, payable at the end of each calendar year in arrears, equals 17.5% (reduced from 20% payable pursuant to the Original Investment Advisory Agreement) of cumulative realized capital gains from the date on which the Exchange Listing becomes effective (the “Listing Date”) to the end of each calendar year, less

Owl Rock Capital Corporation

Notes to Consolidated Financial Statements – Continued

cumulative realized capital losses and unrealized capital depreciation from the Listing Date to the end of each calendar year, less the aggregate amount of any previously paid capital gains incentive fee for prior periods. In no event will the capital gains incentive fee payable pursuant to the Investment Advisory Agreement be in excess of the amount permitted by the Advisers Act, including Section 205 thereof.

There was no incentive fee for the years ended December 31, 2018, 2017 and 2016.

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

Investments at fair value and amortized cost consisted of the following as of December 31, 2018 and 2017:

Owl Rock Capital Corporation

Notes to Consolidated Financial Statements – Continued

	December 31, 2018		December 31, 2017
($ in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
First-lien senior secured debt investments	$4,566,573	$4,554,835	$1,640,301	$1,652,021
Second-lien senior secured debt investments	1,119,507	1,109,366	664,825	669,376
Unsecured debt investments	23,000	22,183	—	—
Equity investments	11,215	11,063	2,760	2,760
Investment funds and vehicles(1)	91,138	86,622	65,028	65,599
Total Investments	$5,811,433	$5,784,069	$2,372,914	$2,389,756

________________

(1)	Includes equity investment in Sebago Lake. See below, within Note 4, for more information regarding Sebago Lake.

The industry composition of investments based on fair value as of December 31, 2018 and 2017 was as follows:

	December 31, 2018	December 31, 2017
Advertising and media	4.2%	3.3%
Aerospace and defense	—	2.1
Automotive	2.6	—
Buildings and real estate	5.2	5.2
Business services	7.6	8.8
Chemicals	1.7	—
Consumer products	1.8	4.7
Containers and packaging	0.7	2.3
Distribution	10.6	13.3
Education	3.0	—
Energy equipment and services	1.6	6.1
Financial services	1.9	3.6
Food and beverage	8.4	5.5
Healthcare providers and services	6.5	7.6
Healthcare technology	0.7	—
Household products	0.9	3.0
Human resource support services	—	1.9
Infrastructure and environmental services	3.4	3.1
Insurance	0.6	1.4
Internet software and services	9.5	7.4
Investment funds and vehicles (1)	1.5	2.7
Leisure and entertainment	3.8	7.6
Manufacturing	1.8	3.3
Oil and gas	4.9	1.6
Professional services	11.4	2.4
Specialty retail	2.8	1.6
Telecommunications	0.6	—
Transportation	2.3	1.5
Total	100.0%	100.0%

________________

(1)	Includes equity investment in Sebago Lake. See below, within Note 4, for more information regarding Sebago Lake.

Owl Rock Capital Corporation

Notes to Consolidated Financial Statements – Continued

The geographic composition of investments based on fair value as of December 31, 2018 and 2017 was as follows:

	December 31, 2018	December 31, 2017
United States:
Midwest	17.3%	16.9%
Northeast	22.0	15.7
South	36.7	42.1
West	20.1	17.9
Belgium	1.6	2.5
Canada	0.9	3.3
United Kingdom	1.4	1.6
Total	100.0%	100.0%

Sebago Lake LLC

Sebago Lake, a Delaware limited liability company, was formed as a joint venture between the Company and The Regents of the University of California (“Regents”) and commenced operations on June 20, 2017. Sebago Lake’s principal purpose is to make investments, primarily in senior secured loans that are made to middle-market companies or in broadly syndicated loans. Both the Company and Regents (the “Members”) have a 50% economic ownership in Sebago Lake. Except under certain circumstances, contributions to Sebago Lake cannot be redeemed. Each of the Members initially agreed to contribute up to $100 million to Sebago Lake. On July 26, 2018, each of the Members increased their contribution to Sebago Lake up to an aggregate of $125 million. As of December 31, 2018, each Member has funded $91.1 million of their $125 million commitments. Sebago Lake is managed by the Members, each of which have equal voting rights. Investment decisions must be approved by each of the Members.

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

During the year ended December 31, 2018, we acquired one investment from Sebago Lake at fair market value. The transaction generated a gain of $0.1 million for Sebago Lake. During the period ended December 31, 2017, we sold our investment in three portfolio companies at fair market value to Sebago Lake generating a realized gain of $0.5 million.

As of December 31, 2018 and 2017, Sebago Lake had total investments in senior secured debt at fair value of $531.5 million and $330.0 million, respectively. The determination of fair value is in accordance with ASC 820; however, such fair value is not included in the Board’s valuation process described herein. The following table is a summary of Sebago Lake’s portfolio as well as a listing of the portfolio investments in Sebago Lake’s portfolio as of December 31, 2018 and 2017:

($ in thousands)	December 31, 2018	December 31, 2017
Total senior secured debt investments(1)	$545,553	$332,499
Weighted average spread over LIBOR(1)	4.66%	4.71%
Number of portfolio companies	16	12
Largest funded investment to a single borrower(1)	$49,768	$46,646

________________

(1)	At par.

Owl Rock Capital Corporation

Notes to Consolidated Financial Statements – Continued

Sebago Lake's Portfolio as of December 31, 2018 ($ in thousands)
Company(1)(2)(4)(5)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(3)	Fair Value	Percentage of Members' Equity
Debt Investments
Aerospace and defense
Applied Composites Holdings, LLC (fka AC&A Enterprises Holdings, LLC)(8)	First lien senior secured loan	L + 5.50%	12/21/2023	$35,547	$34,936	$34,765	20.1%
Applied Composites Holdings, LLC (fka AC&A Enterprises Holdings, LLC)(11)(12)(14)	First lien senior secured revolving loan	L + 5.50%	12/21/2022	-	(48)	(66)	-%
Space Exploration Technologies Corp.(6)	First lien senior secured loan	L + 4.25%	11/21/2025	25,000	24,751	24,750	14.3%
				60,547	59,639	59,449	34.4%
Education
SSH Group Holdings, Inc. (dba Stratford School)(8)	First lien senior secured loan	L + 4.25%	7/30/2025	34,913	34,812	34,383	19.8%
Food and beverage
DecoPac, Inc.(8)	First lien senior secured loan	L + 4.25%	9/30/2024	21,161	21,074	20,949	12.1%
DecoPac, Inc.(11)(12)(14)	First lien senior secured revolving loan	L + 4.25%	9/29/2023	-	(14)	(32)	-%
FQSR, LLC (dba KBP Investments)(8)	First lien senior secured loan	L + 5.50%	5/14/2023	24,756	24,426	24,202	14.0%
FQSR, LLC (dba KBP Investments)(8)(11)(13)(14)	First lien senior secured delayed draw term loan	L + 5.50%	5/14/2020	3,305	3,224	3,168	1.8%
Give & Go Prepared Foods Corp.(8)	First lien senior secured loan	L + 4.25%	7/29/2023	24,688	24,638	21,725	12.5%
Sovos Brands Intermediate, Inc.(8)	First lien senior secured loan	L + 5.00%	7/20/2025	45,000	44,556	44,550	25.7%
				118,910	117,904	114,562	66.1%
Healthcare equipment and services
Beaver-Visitec International Holdings, Inc.(7)	First lien senior secured loan	L + 4.00%	8/19/2023	40,019	39,835	39,659	22.9%
Cadence, Inc.(6)	First lien senior secured loan	L + 4.50%	5/21/2025	24,599	24,034	23,418	13.5%
Cadence, Inc.(11)(12)(14)	First lien senior secured revolving loan	L + 4.50%	5/21/2025	-	(161)	(301)	(0.2)%
				64,618	63,708	62,776	36.2%
Infrastructure and environmental services
CHA Holding, Inc.(8)	First lien senior secured loan	L + 4.50%	4/10/2025	24,875	24,772	24,601	14.2%
CHA Holding, Inc.(11)(12)(13)(14)	First lien senior secured delayed draw term loan	L + 4.50%	10/10/2019	-	(24)	(60)	-%
				24,875	24,748	24,541	14.2%
Insurance
Integro Parent Inc.(8)	First lien senior secured loan	L + 5.75%	10/28/2022	44,655	44,456	43,749	25.3%
Integro Parent Inc.(8)(11)(14)	First lien senior secured revolving loan	L + 4.50%	10/30/2021	1,830	1,805	1,728	1.0%
USRP Holdings, Inc. (dba U.S. Retirement and Benefits Partners)(8)	First lien senior secured loan	L + 4.25%	3/29/2025	34,822	34,095	33,608	19.3%

Owl Rock Capital Corporation

Notes to Consolidated Financial Statements – Continued

Sebago Lake's Portfolio as of December 31, 2018 ($ in thousands)
Company(1)(2)(4)(5)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(3)	Fair Value	Percentage of Members' Equity
USRP Holdings, Inc. (dba U.S. Retirement and Benefits Partners)(9)(11)(14)	First lien senior secured revolving loan	P + 3.25%	3/29/2023	1,250	1,091	1,019	0.6%
USRP Holdings, Inc. (dba U.S. Retirement and Benefits Partners)(8)(11)(13)	First lien senior secured delayed draw term loan	L + 4.25%	3/29/2020	6,147	5,953	5,843	3.4%
Worley Claims Services, LLC(7)	First lien senior secured loan	L + 5.50%	8/7/2022	29,568	29,323	29,273	16.9%
Worley Claims Services, LLC(11)(12)(13)(14)	First lien senior secured delayed draw term loan	L + 5.50%	2/7/2019	-	(28)	-	-%
				118,272	116,695	115,220	66.5%
Internet software and services
DigiCert, Inc.(6)(10)	First lien senior secured loan	L + 4.00%	10/31/2024	49,768	49,505	48,623	28.1%
Manufacturing
ACProducts, Inc.(8)	First lien senior secured loan	L + 4.75%	1/3/2022	48,750	48,320	47,726	27.5%
Transportation
Uber Technologies, Inc.(6)(10)	First lien senior secured loan	L + 4.00%	4/4/2025	24,900	24,745	24,235	14.0%
Total Debt Investments				$545,553	$540,076	$531,515	306.8%
Total Investments				$545,553	$540,076	$531,515	306.8%

________________

(1)	Certain portfolio company investments are subject to contractual restrictions on sales.
(2)	Unless otherwise indicated, Sebago Lake’s investments are pledged as collateral supporting the amounts outstanding under Sebago Lake’s credit facility.
(3)	The amortized cost represents the original cost adjusted for the amortization of discounts and premiums, as applicable, on debt investments using the effective interest method.
(4)	Unless otherwise indicated, all investments are considered Level 3 investments.
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

(6)	The interest rate on these loans is subject to 1 month LIBOR, which as of December 31, 2018 was 2.50%.
(7)	The interest rate on these loans is subject to 2 month LIBOR, which as of December 31, 2018 was 2.61%.
(8)	The interest rate on these loans is subject to 3 month LIBOR, which as of December 31, 2018 was 2.81%.
(9)	The interest rate on these loans is subject to Prime, which as of December 31, 2018 was 5.50%.
(10)	Level 2 investment.
(11)	Position or portion thereof is an unfunded loan commitment.
(12)

The negative cost is the result of the capitalized discount being greater than the principal amount outstanding on the loan. The negative fair value is the result of the capitalized discount on the loan.

(13)	The date disclosed represents the commitment period of the unfunded term loan. Upon expiration of the commitment period, the funded portion of the term loan may be subject to a longer maturity date.
(14)	Investment is not pledged as collateral under Sebago Lake’s credit facility.

Owl Rock Capital Corporation

Notes to Consolidated Financial Statements – Continued

Sebago Lake's Portfolio as of December 31, 2017 ($ in thousands)
Company(1)(2)(4)(5)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(3)	Fair Value	Percentage of Members' Equity
Debt Investments
Aerospace and defense
AC&A Enterprises Holdings, LLC(8)	First lien senior secured loan	L + 5.50%	12/21/2023	$31,695	$31,062	$31,061	23.7%
AC&A Enterprises Holdings, LLC(9)(10)(12)	First lien senior secured delayed draw term loan	L + 5.50%	12/21/2023	-	(42)	(42)	-%
AC&A Enterprises Holdings, LLC(9)(10)(12)	First lien senior secured revolving loan	L + 5.50%	12/21/2022	-	(60)	(60)	-%
				31,695	30,960	30,959	23.7%
Distribution
FCX Holdings Corp.(6)	First lien senior secured loan	L + 4.25%	8/4/2020	26,626	26,501	26,493	20.2%
Sierra Acquisition, Inc(6)(13)	First lien senior secured loan	L + 4.25%	11/10/2024	20,000	19,912	20,160	15.4%
				46,626	46,413	46,653	35.6%
Education
SSH Group Holdings, Inc.(7)	First lien senior secured loan	L + 5.00%	10/2/2024	17,500	17,331	17,325	13.2%
Food and beverage
DecoPac, Inc.(7)	First lien senior secured loan	L + 4.25%	9/30/2024	21,214	21,116	21,108	16.1%
DecoPac, Inc.(7)(9)(12)	First lien senior secured revolving loan	L + 4.25%	9/29/2023	1,143	1,126	1,125	0.9%
Give & Go Prepared Foods Corp.(7)	First lien senior secured loan	L + 4.25%	7/29/2023	24,938	24,878	24,875	19.0%
Sovos Brands Intermediate, Inc.(7)	First lien senior secured loan	L + 4.50%	7/18/2024	43,135	41,899	41,927	32.0%
Sovos Brands Intermediate, Inc.(9)(10)(12)	First lien senior secured revolving loan	L + 4.50%	7/18/2022	-	(127)	(122)	(0.1)%
				90,430	88,892	88,913	67.9%
Healthcare equipment and services
Beaver-Visitec International Holdings, Inc.(7)	First lien senior secured loan	L + 5.00%	8/21/2023	46,646	46,201	46,179	35.2%
Covenant Surgical Partners, Inc.(7)	First lien senior secured loan	L + 4.75%	10/4/2024	23,077	23,023	23,021	17.5%
Covenant Surgical Partners, Inc.(7)(9)(12)	First lien senior secured delayed draw term loan	L + 4.75%	10/4/2024	1,277	1,260	1,260	1.0%
				71,000	70,484	70,460	53.7%
Insurance
Worley Claims Services, LLC(6)	First lien senior secured loan	L + 5.50%	8/7/2022	17,248	17,098	17,095	13.0%
Worley Claims Services, LLC(9)(10)(11)(12)	First lien senior secured delayed draw term loan	L + 5.50%	2/7/2019	-	(35)	(38)	-%
				17,248	17,063	17,057	13.0%
Internet software and services
DigiCert, Inc.(7)(13)	First lien senior secured loan	L + 4.75%	10/31/2024	43,000	42,799	43,516	33.2%
Manufacturing
Blount International, Inc.(6)	First lien senior secured loan	L + 4.25%	4/12/2023	15,000	14,964	15,165	11.3%
Total Debt Investments				$332,499	$328,906	$330,048	251.6%

Owl Rock Capital Corporation

Notes to Consolidated Financial Statements – Continued

Sebago Lake's Portfolio as of December 31, 2017 ($ in thousands)
Company(1)(2)(4)(5)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(3)	Fair Value	Percentage of Members' Equity
Total Investments				$332,499	$328,906	$330,048	251.6%

________________

(1)	Certain portfolio company investments are subject to contractual restrictions on sales.
(2)	Unless otherwise indicated, Sebago Lake’s investments are pledged as collateral supporting the amounts outstanding under Sebago Lake’s credit facility.
(3)	The amortized cost represents the original cost adjusted for the amortization of discounts and premiums, as applicable, on debt investments using the effective interest method.
(4)	Unless otherwise indicated, all investments are considered Level 3 investments.
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

(11)	The date disclosed represents the commitment period of the unfunded term loan. Upon expiration of the commitment period, the funded portion of the term loan may be subject to a longer maturity date.
(12)	Investment is not pledged as collateral under Sebago Lake’s credit facility.
(13)	Level 2 investment.

Below is selected balance sheet information for Sebago Lake as of December 31, 2018 and 2017:

	As of December 31,
($ in thousands)	2018	2017
Assets
Investments at fair value (amortized cost of $540,076 and $328,906, respectively)	$531,515	$330,048
Cash	13,487	7,519
Interest receivable	1,925	1,300
Prepaid expenses and other assets	455	71
Total Assets	$547,382	$338,938
Liabilities
Debt (net of unamortized debt issuance costs of $5,368 and $4,330, respectively)	$356,611	$201,419
Loan origination and structuring fees payable	4,871	3,378
Distributions payable	6,460	250
Accrued expenses and other liabilities	6,196	2,692
Total Liabilities	374,138	207,739
Members' Equity
Members' Equity	173,244	131,199
Members' Equity	173,244	131,199
Total Liabilities and Members' Equity	$547,382	$338,938

Owl Rock Capital Corporation

Notes to Consolidated Financial Statements – Continued

Below is selected statement of operations information for Sebago Lake for the years ended December 31, 2018 and 2017:

	Years Ended December 31,
($ in thousands)	2018	2017(1)
Investment Income
Interest income	$37,760	$6,755
Other income	671	84
Total Investment Income	38,431	6,839
Expenses
Initial organization	—	108
Loan origination and structuring fee	4,871	3,378
Interest expense	16,228	2,716
Professional fees	821	387
Total Expenses	21,920	6,589
Net Investment Income Before Taxes	16,511	250
Taxes	285	—
Net Investment Income After Taxes	$16,226	$250
Net Realized and Unrealized Gain (Loss) on Investments
Net Unrealized Gain (Loss) on Investments	(9,703)	1,142
Net Realized Gain (Loss) on Investments	61	—
Total Net Realized and Unrealized Gain (Loss) on Investments	(9,642)	1,142
Net Increase in Members' Equity Resulting from Operations	$6,584	$1,392

________________

(1)	Sebago Lake commenced operations on June 20, 2017.

Loan Origination and Structuring Fees

If the loan origination and structuring fees earned by Sebago Lake during a fiscal year exceed Sebago Lake’s expenses and other obligations (excluding financing costs), such excess is allocated to the Member(s) responsible for the origination of the loans pro rata in accordance with the total loan origination and structuring fees earned by Sebago Lake with respect to the loans originated by such Member; provided, that in no event will the amount allocated to a Member exceed 1% of the par value of the loans originated by such Member in any fiscal year. The loan origination and structuring fee is accrued quarterly and included in other income from controlled, affiliated investments on the Company’s Consolidated Statements of Operations and paid annually. For the years ended December 31, 2018 and 2017, we accrued income based on loan origination and structuring fees of $4.9 million and $3.4 million, respectively. Subsequent to December 31, 2018, the Members agreed to amend the terms of Sebago Lake’s operating agreement to eliminate the allocation of excess loan origination and structuring fees to the Members.

Owl Rock Capital Corporation

Notes to Consolidated Financial Statements – Continued

Note 5. Fair Value of Investments

Investments

The following tables present the fair value hierarchy of investments as of December 31, 2018 and 2017:

	Fair Value Hierarchy as of December 31, 2018
($ in thousands)	Level 1	Level 2	Level 3	Total
First-lien senior secured debt investments	$—	$—	$4,554,835	$4,554,835
Second-lien senior secured debt investments	—	34,493	1,074,873	1,109,366
Unsecured debt investments	—	22,183	—	22,183
Equity investments	—	—	11,063	11,063
Subtotal	$—	$56,676	$5,640,771	$5,697,447
Investments measured at NAV(1)	—	—	—	86,622
Total Investments at fair value	$—	$56,676	$5,640,771	$5,784,069

________________

(1)	Includes equity investment in Sebago Lake.

	Fair Value Hierarchy as of December 31, 2017
($ in thousands)	Level 1	Level 2	Level 3	Total
First-lien senior secured debt investments	$—	$39,830	$1,612,191	$1,652,021
Second-lien senior secured debt investments	—	35,497	633,879	669,376
Equity investments	—	—	2,760	2,760
Subtotal	$—	$75,327	$2,248,830	$2,324,157
Investments measured at NAV(1)	—	—	—	65,599
Total Investments at fair value	$—	$75,327	$2,248,830	$2,389,756

________________

(1)	Includes equity investment in Sebago Lake.

The following tables present changes in the fair value of investments for which Level 3 inputs were used to determine the fair value as of and for the years ended December 31, 2018, 2017 and 2016:

	As of and for the Year Ended December 31, 2018
($ in thousands)	First-lien senior secured debt investments	Second-lien senior secured debt investments	Equity investments	Total
Fair value, beginning of period	$1,612,191	$633,879	$2,760	$2,248,830
Purchases of investments, net(1)	3,833,177	808,290	11,215	4,652,682
Proceeds from investments, net	(885,745)	(355,242)	(6,737)	(1,247,724)
Net change in unrealized gain (loss)	(22,904)	(13,654)	(152)	(36,710)
Net realized gains (losses)	208	(3,951)	3,977	234
Net amortization of discount on investments	17,908	5,551	—	23,459
Transfers into (out of) Level 3(2)	—	—	—	—
Fair value, end of period	$4,554,835	$1,074,873	$11,063	$5,640,771

________________

(1)	Purchases may include payment-in-kind (“PIK”).
(2)	Transfers between levels, if any, are recognized at the beginning of the quarter in which the transfers occur.

Owl Rock Capital Corporation

Notes to Consolidated Financial Statements – Continued

	As of and for the Year Ended December 31, 2017
($ in thousands)	First-lien senior secured debt investments	Second-lien senior secured debt investments	Equity investments	Total
Fair value, beginning of period	$574,776	$357,230	$—	$932,006
Purchases of investments, net(1)	1,339,447	501,174	2,760	1,843,381
Proceeds from investments, net	(313,723)	(228,690)	—	(542,413)
Net change in unrealized gain (loss)	7,201	818	—	8,019
Net realized gains (losses)	496	243	—	739
Net amortization of discount on investments	3,994	3,104	—	7,098
Transfers into (out of) Level 3(2)	—	—	—	—
Fair value, end of period	$1,612,191	$633,879	$2,760	$2,248,830

________________

(1)	Purchases may include payment-in-kind (“PIK”).
(2)	Transfers between levels, if any, are recognized at the beginning of the quarter in which the transfers occur.

	As of and for the Year Ended December 31, 2016
($ in thousands)	First-lien senior secured debt investments	Second-lien senior secured debt investments	Equity investments	Total
Fair value, beginning of period	$—	$—	$—	$—
Purchases of investments, net(1)	638,237	437,944	—	1,076,181
Proceeds from investments, net	(67,968)	(83,950)	—	(151,918)
Net change in unrealized gain (loss)	3,970	2,941	—	6,911
Net realized gains (losses)	—	—	—	—
Net amortization of discount on investments	537	295	—	832
Transfers into (out of) Level 3(2)	—	—	—	—
Fair value, end of period	$574,776	$357,230	$—	$932,006

________________

(1)	Transfers between levels, if any, are recognized at the beginning of the quarter in which the transfers occur.

The following tables present information with respect to net change in unrealized gains on investments for which Level 3 inputs were used in determining the fair value that are still held by the Company for the years ended December 31, 2018, 2017 and 2016:

($ in thousands)	Net change in unrealized gain (loss) for the Year Ended December 31, 2018 on Investments Held at December 31, 2018	Net change in unrealized gain (loss) for the Year Ended December 31, 2017 on Investments Held at December 31, 2017	Net change in unrealized gain (loss) for the Year Ended December 31, 2016 on Investments Held at December 31, 2016
First-lien senior secured debt investments	$(18,635)	$7,882	$3,970
Second-lien senior secured debt investments	(12,033)	2,247	2,941
Unsecured debt investments	—	—	—
Equity investments	(152)	—	—
Total Investments	$(30,820)	$10,129	$6,911

Owl Rock Capital Corporation

Notes to Consolidated Financial Statements – Continued

The following tables present quantitative information about the significant unobservable inputs of the Company’s Level 3 investments as of December 31, 2018 and 2017. The tables are not intended to be all-inclusive but instead capture the significant unobservable inputs relevant to the Company’s determination of fair value.

	As of December 31, 2018
($ in thousands)	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)	Impact to Valuation from an Increase in Input
First-lien senior secured debt investments(1)	$3,719,125	Yield Analysis	Market Yield	6.4%-13.9% (10.4%)	Decrease
	712,109	Recent Transaction	Transaction Price	97.5%-99.0% (98.7%)	Increase
Second-lien senior secured debt investments	$1,074,873	Yield Analysis	Market Yield	10.7%-19.5% (12.1%)	Decrease
Equity Investments	$188	Market Approach	EBITDA Multiple	7.25x	Increase
	10,875	Recent Transaction	Transaction Price	1.0	Increase

________________

(1)	Excludes investments with an aggregate fair value amounting to $123,601, which the Company valued using indicative bid prices obtained from brokers.

	As of December 31, 2017
($ in thousands)	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)	Impact to Valuation from an Increase in Input
First-lien senior secured debt investments	$1,431,179	Yield Analysis	Market Yield	6.4%-10.9% (9.4%)	Decrease
	181,012	Recent Transaction	Transaction Price	93.0-98.0 (96.2)	Increase
Second-lien senior secured debt investments	$456,229	Yield Analysis	Market Yield	10.9%-16.6% (12.2%)	Decrease
	177,650	Recent Transaction	Transaction Price	98.0-99.0 (98.7)	Increase
Equity Investments	$2,760	Recent Transaction	Transaction Price	1.0	Increase

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

Owl Rock Capital Corporation

Notes to Consolidated Financial Statements – Continued

Financial Instruments Not Carried at Fair Value

The fair value of the Company’s credit facilities, which are categorized as Level 3 within the fair value hierarchy as of December 31, 2018 and December 31, 2017, approximates their carrying value. Additionally, the carrying amounts of the Company’s assets and liabilities, other than investments at fair value, approximate fair value due to their short maturities.

Note 6. Debt

In accordance with the 1940 Act, with certain limitations, the Company is allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 200% (or 150% if certain conditions are met) after such borrowing. As of December 31, 2018 and December 31, 2017, the Company’s asset coverage was 225% and 258%, respectively.

Debt obligations consisted of the following as of December 31, 2018 and 2017:

	December 31, 2018
($ in thousands)	Aggregate Principal Committed	Outstanding Principal	Amount Available(1)	Net Carrying Value(2)
Subscription Credit Facility(3)	$900,000	$883,000	$4,487	$881,795
Revolving Credit Facility(4)	600,000	308,643	291,357	304,229
SPV Asset Facility I	400,000	400,000	—	396,352
SPV Asset Facility II	550,000	550,000	—	543,713
SPV Asset Facility III	500,000	300,000	200,000	294,995
2023 Notes(5)	150,000	150,000	—	146,633
Total Debt	$3,100,000	$2,591,643	$495,844	$2,567,717

________________

(1)	The amount available reflects any limitations related to each credit facility’s borrowing base.
(2)

The carrying value of the Company’s Subscription Credit Facility, Revolving Credit Facility, SPV Asset Facility I, SPV Asset Facility II, SPV Asset Facility III and the 2023 Notes are presented net of deferred unamortized debt issuance costs of $1.2 million, $4.4 million, $3.6 million, $6.3 million, $5.0 million and $1.8 million, respectively.

(3)	The amount available is reduced by $12.5 million of outstanding letters of credit.
(4)	Excludes the unrealized translation gain (loss) on borrowings denominated in foreign currencies.
(5)	Inclusive of change in fair value of effective hedge.

	December 31, 2017
($ in thousands)	Aggregate Principal Committed	Outstanding Principal	Amount Available(1)	Net Carrying Value(2)
Subscription Credit Facility(3)	$900,000	$393,500	$502,711	$390,415
Revolving Credit Facility	400,000	—	400,000	(3,044)
SPV Asset Facility I	400,000	400,000	—	395,463
2023 Notes(4)	150,000	138,500	11,500	136,598
Total Debt	$1,850,000	$932,000	$914,211	$919,432

________________

(1)	The amount available reflects any limitations related to each credit facility’s borrowing base.
(2)

The carrying value of the Company’s Subscription Credit Facility, Revolving Credit Facility, SPV Asset Facility I and the 2023 Notes are presented net of deferred unamortized debt issuance costs of $3.1 million, $3.0 million, $4.6 million, and $1.9 million, respectively.

(3)	The amount available is reduced by $3.8 million of outstanding letters of credit.
(4)	Amounts available were issued January 30, 2018.

Owl Rock Capital Corporation

Notes to Consolidated Financial Statements – Continued

For the years ended December 31, 2018, 2017 and 2016, the components of interest expense were as follows:

	For the Years Ended December 31,
($ in thousands)	2018	2017	2016
Interest expense	$71,441	$21,964	$2,342
Amortization of debt issuance costs	5,333	2,616	416
Total Interest Expense	$76,774	$24,580	$2,758
Average interest rate	4.27%	2.85%	2.31%
Average daily borrowings	$1,649,191	$688,321	$222,810

Subscription Credit Facility

On August 1, 2016, the Company entered into a subscription credit facility (as amended, the “Subscription Credit Facility”) with Wells Fargo Bank, National Association (“Wells Fargo”), as administrative agent (the “Administrative Agent”) and letter of credit issuer, and Wells Fargo, State Street Bank and Trust Company and the banks and financial institutions from time to time party thereto, as lenders.

The Subscription Credit Facility permitted the Company to borrow up to $250 million, subject to availability under the “Borrowing Base”. The Borrowing Base is calculated based on the unused Capital Commitments of the investors meeting various eligibility requirements above certain concentration limits based on investors’ credit ratings. The Original Subscription Credit Facility also included a provision permitting the Company to increase the size of the facility on or before August 1, 2017 up to a maximum principal amount not exceeding $500 million, subject to customary conditions, and included a further provision permitting the Company to increase the size of the facility under certain circumstances up to a maximum principal amount not exceeding $750 million, if the existing or new lenders agreed to commit to such further increase.

On September 14, 2016, the Company increased the size of the facility to a total of $300 million. On September 26, 2016, the Company increased the size of the facility to a total of $500 million. On January 4, 2017, the Company increased the size of the facility to a total of $575 million. On March 13, 2017, the Company increased the size of the facility to a total of $700 million.

On November 2, 2017, the Company amended the Subscription Credit Facility pursuant to a first amendment to revolving credit agreement, which, among other things: (i) increased the size of the facility to a total of $750 million and (ii) amended the accordion feature to permit the Company to increase the commitments under the Subscription Credit Facility under certain circumstances up to a maximum principal amount of $900 million, if the existing or new lenders agreed to commit to such further increase. On November 2, 2017, the Company temporarily increased the size of the facility to $850 million. On December 1, 2017, the Company increased the size of the Subscription Credit Facility to a total of $900 million.

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

Owl Rock Capital Corporation

Notes to Consolidated Financial Statements – Continued

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

Owl Rock Capital Corporation

Notes to Consolidated Financial Statements – Continued

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

Amounts drawn bear interest at LIBOR (or, in the case of certain lenders that are commercial paper conduits, the lower of their cost of funds and LIBOR plus 0.25%) plus a spread of 2.25% increasing to 2.50% following the six-month anniversary of the SPV Asset Facility II Closing Date. From the SPV Asset Facility II Closing Date to the SPV Asset Facility II Commitment Termination Date, there is a commitment fee ranging from 0.50% to 1.00% per annum on the undrawn amount, if any, of the revolving commitments in the SPV Asset Facility II. The SPV Asset Facility II contains customary covenants, including certain financial maintenance covenants, limitations on the activities of ORCC Financing II, including limitations on incurrence of incremental indebtedness, and customary events of default. The SPV Asset Facility II is secured by a perfected first priority security interest in the

Owl Rock Capital Corporation

Notes to Consolidated Financial Statements – Continued

assets of ORCC Financing II and on any payments received by ORCC Financing II in respect of those assets. Assets pledged to the SPV Asset Facility II Lenders will not be available to pay the debts of the Company.

SPV Asset Facility III

On December 14, 2018 (the “SPV Asset Facility III Closing Date”), ORCC Financing III LLC (“ORCC Financing III”), a Delaware limited liability company and newly formed subsidiary of the Company, entered into a Loan Financing and Servicing Agreement (the “SPV Asset Facility III”), with ORCC Financing III, as borrower, the Company, as equityholder and services provider, the lenders from time to time parties thereto (the “SPV Lenders III”), Deutsche Bank AG, New York Branch, as Facility Agent, State Street Bank and Trust Company, as Collateral Agent and Cortland Capital Market Services LLC, as Collateral Custodian.

From time to time, the Company expects to sell and contribute certain loan assets to ORCC Financing III pursuant to a Sale and Contribution Agreement by and between the Company and ORCC Financing III.  No gain or loss will be recognized as a result of the contribution.  Proceeds from the SPV Asset Facility III will be used to finance the origination and acquisition of eligible assets by ORCC Financing III, including the purchase of such assets from the Company.  We retain a residual interest in assets contributed to or acquired by ORCC Financing III through our ownership of ORCC Financing III.  The maximum principal amount of the SPV Asset Facility III is $500 million; the availability of this amount is subject to a borrowing base test, which is based on the value of ORCC Financing III’s assets from time to time, and satisfaction of certain conditions, including interest spread and weighted average coupon tests, certain concentration limits and collateral quality tests.

The SPV Asset Facility III provides for the ability to borrow, reborrow, repay and prepay advances under the SPV Asset Facility III for a period of up to three years after the SPV Asset Facility III Closing Date unless such period is extended or accelerated under the terms of the SPV Asset Facility III (the “SPV Asset Facility III Revolving Period”).  Unless otherwise extended, accelerated or terminated under the terms of the SPV Asset Facility III, the SPV Asset Facility III will mature on the date that is two years after the last day of the SPV Asset Facility III Revolving Period (the “SPV Asset Facility III Stated Maturity”).  Prior to the SPV Asset Facility III Stated Maturity, proceeds received by ORCC Financing III from principal and interest, dividends, or fees on assets must be used to pay fees, expenses and interest on outstanding advances, and the excess may be returned to the Company, subject to certain conditions.  On the SPV Asset Facility III Stated Maturity, ORCC Financing III must pay in full all outstanding fees and expenses and all principal and interest on outstanding advances, and the excess may be returned to the Company.

Amounts drawn bear interest at LIBOR (or, in the case of certain SPV Lenders III that are commercial paper conduits, the lower of (a) their cost of funds and (b) LIBOR, such LIBOR not to be lower than zero) plus a spread equal to 2.20% per annum, which spread will increase (a) on and after the end of the SPV Asset Facility III Revolving Period by 0.15% per annum if no event of default has occurred and (b) by 2.00% per annum upon the occurrence of an event of default (such spread, the “Applicable Margin”).  LIBOR may be replaced as a base rate under certain circumstances.  During the Revolving Period, ORCC Financing III will pay an undrawn fee ranging from 0.25% to 0.50% per annum on the undrawn amount, if any, of the revolving commitments in the SPV Asset Facility III.  During the Revolving Period, if the undrawn commitments are in excess of a certain portion (initially 50% and increasing to 75%) of the total commitments under the SPV Asset Facility III, ORCC Financing III will also pay a make-whole fee equal to the Applicable Margin multiplied by such excess undrawn commitment amount, reduced by the undrawn fee payable on such excess.  The SPV Asset Facility III contains customary covenants, including certain financial maintenance covenants, limitations on the activities of ORCC Financing III, including limitations on incurrence of incremental indebtedness, and customary events of default.  The SPV Asset Facility III is secured by a perfected first priority security interest in the assets of ORCC Financing III and on any payments received by ORCC Financing III in respect of those assets.  Assets pledged to the SPV Asset Facility III Lenders will not be available to pay the debts of the Company.

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

Owl Rock Capital Corporation

Notes to Consolidated Financial Statements – Continued

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

In connection with the offering of the 2023 Notes, on December 21, 2017 the Company entered into an interest rate swap to continue to align the interest rates of its liabilities with its investment portfolio, which consists predominately of floating rate loans.  The notional amount of the interest rate swap is $150 million. The Company will receive fixed rate interest semi-annually at 4.75% and pay variable rate interest monthly based on 1-month LIBOR plus 2.545%. The interest rate swap matures on December 21, 2021. For the year ended December 31, 2018, the Company made periodic payments totaling $6.8 million. Pursuant to ASC 815 Derivatives and Hedging, the interest expense related to the 2023 Notes is offset by the proceeds received from the interest rate swap. The swap adjusted interest expense is included as a component of interest expense on the Company’s Consolidated Statements of Operations. As of December 31, 2018, the interest rate swap had a fair value of $(1.6) million and is included as a component of accrued expenses and other liabilities on the Company’s Consolidated Statements of Assets and Liabilities.  The change in fair value of the interest rate swap is equally offset by the change in fair value of the 2023 Notes.

Note 7. Commitments and Contingencies

Portfolio Company Commitments

From time to time, the Company may enter into commitments to fund investments. As of December 31, 2018 and 2017, the Company had the following outstanding commitments to fund investments in current portfolio companies:

Portfolio Company	Investment	December 31, 2018	December 31, 2017
($ in thousands)
Accela, Inc.	First lien senior secured revolving loan	$3,284	$4,245
AmSpec Services Inc.	First lien senior secured revolving loan	12,084	—
Aramsco, Inc.	First lien senior secured revolving loan	7,820	—
Associations, Inc.	First lien senior secured delayed draw term loan	37,226	—
Associations, Inc.	First lien senior secured revolving loan	11,543	—
Black Mountain Sand Eagle Ford LLC	First lien senior secured delayed draw term loan	40,500	—
Brigham Minerals, LLC	First lien senior secured delayed draw term loan	23,000	—
Brigham Minerals, LLC	First lien senior secured revolving loan	9,200	—
Carolina Beverage Group (fka Cold Spring Brewing Company)	First lien senior secured revolving loan	2,684	—
Cheese Acquisition, LLC	First lien senior secured delayed draw term loan	111,740	—
Cheese Acquisition, LLC	First lien senior secured revolving loan	16,364	—
CM7 Restaurant Holdings, LLC	First lien senior secured delayed draw term loan	7,155	—
CM7 Restaurant Holdings, LLC	First lien senior secured delayed draw term loan	2,003	—
Covenant Surgical Partners, Inc.	First lien senior secured delayed draw term loan	75,000	—

Owl Rock Capital Corporation

Notes to Consolidated Financial Statements – Continued

Portfolio Company	Investment	December 31, 2018	December 31, 2017
Discovery DJ Services, LLC (dba Discovery Midstream Partners)	First lien senior secured revolving loan	—	2,760
Discovery DJ Services, LLC (dba Discovery Midstream Partners)	First lien senior secured delayed draw term loan	—	30,359
Douglas Products and Packaging Company LLC	First lien senior secured revolving loan	9,083	—
Endries Acquisition, Inc.	First lien senior secured delayed draw term loan	62,550	—
Endries Acquisition, Inc.	First lien senior secured revolving loan	20,250	—
Galls, LLC	First lien senior secured revolving loan	11,444	—
Galls, LLC	First lien senior secured delayed draw term loan	31,718	—
GC Agile Holdings Limited (dba Apex Fund Services)	First lien senior secured delayed draw term loan	36,038	—
GC Agile Holdings Limited (dba Apex Fund Services)	First lien senior secured multi-draw term loan	18,019	7,782
GC Agile Holdings Limited (dba Apex Fund Services)	First lien senior secured revolving loan	10,386	1,946
Genesis Acquisition Co. (dba Procare Software)	First lien senior secured delayed draw term loan	4,745	—
Genesis Acquisition Co. (dba Procare Software)	First lien senior secured revolving loan	2,637	—
Gerson Lehrman Group, Inc.	First lien senior secured revolving loan	23,415	—
Hometown Food Company	First lien senior secured revolving loan	4,235	—
Ideal Tridon Holdings, Inc.	First lien senior secured revolving loan	1,254	3,857
IQN Holding Corp. (dba Beeline)	First lien senior secured revolving loan	15,532	—
KSLB Holdings, LLC (dba Sara Lee Frozen Bakery)	First lien senior secured revolving loan	7,800	—
Lightning Midco, LLC (dba Vector Solutions)	First lien senior secured delayed draw term loan	19,348	—
Lightning Midco, LLC (dba Vector Solutions)	First lien senior secured revolving loan	13,362	—
LineStar Integrity Services LLC	First lien senior secured delayed draw term loan	25,833	—
Lytx, Inc.	First lien senior secured revolving loan	2,033	2,013
Manna Development Group, LLC	First lien senior secured revolving loan	3,469	—
Mavis Tire Express Services Corp.	Second lien senior secured delayed draw term loan	23,456	—
Motus, LLC and Runzheimer International LLC	First lien senior secured revolving loan	5,481	—
NMI Acquisitionco, Inc. (dba Network Merchants)	First lien senior secured revolving loan	220	646
PetVet Care Centers, LLC	First lien senior secured delayed draw term loan	—	4,981
Professional Plumbing Group, Inc.	First lien senior secured revolving loan	6,200	—
QC Supply, LLC	First lien senior secured delayed draw term loan	—	14,078
QC Supply, LLC	First lien senior secured revolving loan	497	2,981
SABA Software, Inc.	First lien senior secured revolving loan	—	4,950
Swipe Acquisition Corporation (dba PLI)	First lien senior secured delayed draw term loan	12,931	—
TC Holdings, LLC (dba TrialCard)	First lien senior secured delayed draw term loan	24,248	24,248
TC Holdings, LLC (dba TrialCard)	First lien senior secured revolving loan	4,194	5,034
Trader Interactive, LLC (fka Dominion Web Solutions, LLC)	First lien senior secured revolving loan	6,387	5,769

Owl Rock Capital Corporation

Notes to Consolidated Financial Statements – Continued

Portfolio Company	Investment	December 31, 2018	December 31, 2017
Troon Golf, L.L.C.	First lien senior secured revolving loan	14,426	14,426
TSB Purchaser, Inc. (dba Teaching Strategies, Inc.)	First lien senior secured revolving loan	4,239	—
Ultimate Baked Goods Midco, LLC	First lien senior secured revolving loan	5,082	—
Total Unfunded Portfolio Company Commitments		$790,115	$130,075

The Company maintains sufficient capacity to cover outstanding unfunded portfolio company commitments that the Company may be required to fund.

Other Commitments and Contingencies

As of December 31, 2018, the Company had $5.5 billion in total Capital Commitments from investors ($2.4 billion undrawn), of which $112.4 million is from executives of the Adviser ($47.9 million undrawn). These undrawn Capital Commitments will no longer remain in effect following the completion of an initial public offering of the Company’s common stock.

As of December 31, 2017, the Company had $5.1 billion in total Capital Commitments from investors ($3.7 billion undrawn), of which $112.4 million is from executives of the Adviser ($63.5 million undrawn). These undrawn Capital Commitments will no longer remain in effect following the completion of an initial public offering of the Company’s common stock.

From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of its business. At December 31, 2018, management was not aware of any pending or threatened litigation.

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

During the year ended December 31, 2018, the Company delivered the following capital call notices to investors:

Capital Drawdown Notice Date	Common Share Issuance Date	Number of Common Shares Issued	Aggregate Offering Price ($ in millions)
November 28, 2018	December 11, 2018	22,446,698	$349.9
September 21, 2018	October 4, 2018	9,803,922	150.0
August 7, 2018	August 20, 2018	19,404,916	300.0
July 24, 2018	August 6, 2018	9,733,940	150.0
July 10, 2018	July 23, 2018	13,053,380	200.0
June 14, 2018	June 27, 2018	12,901,364	200.0
April 5, 2018	April 18, 2018	13,149,244	200.0
March 5, 2018	March 16, 2018	11,347,030	175.0
Total		$111,840,494	$1,724.9

Owl Rock Capital Corporation

Notes to Consolidated Financial Statements – Continued

On January 30, 2019, the Company delivered a capital drawdown notice to its investors relating to the sale of approximately 29,411,765 shares of the Company’s common stock, par value $0.01 per share, expected to close on or about February 12, 2019, for an aggregate offering price of $450.0 million.

During the year ended December 31, 2017, the Company delivered the following capital call notices to investors:

Capital Drawdown Notice Date	Common Share Issuance Date	Number of Common Shares Issued	Aggregate Offering Price ($ in millions)
November 1, 2017	November 15, 2017	11,527,619	$175.0
September 15, 2017	September 28, 2017	9,813,875	149.9
August 23, 2017	September 6, 2017	3,297,331	50.0
May 26, 2017	June 9, 2017	9,966,777	150.0
May 11, 2017	May 24, 2017	8,350,033	125.0
April 14, 2017	April 28, 2017	6,600,659	100.0
Total		49,556,294	$749.9

During the year ended December 31, 2016, the Company delivered the following capital call notices to investors:

Capital Drawdown Notice Date	Common Share Issuance Date	Number of Common Shares Issued	Aggregate Offering Price ($ in millions)
December 13, 2016	December 27, 2016	13,457,603	$200.0
September 16, 2016	September 29, 2016	2,751,029	40.0
June 16, 2016	June 29, 2016	5,244,760	75.0
May 26, 2016	June 10, 2016	20,979,021	300.0
March 30, 2016	April 12, 2016	17,214	0.3
March 17, 2016	March 30, 2016	3,333,344	50.0
Total		45,782,971	$665.3

Distributions

On February 27, 2019, the Board declared a distribution of 90% of estimated first quarter taxable income and net capital gains, if any, for shareholders of record on March 31, 2019, payable on or before May 15, 2019.

The following table reflects the distributions declared on shares of the Company’s common stock during the year ended December 31, 2018:

	December 31, 2018
Date Declared	Record Date	Payment Date	Distribution per Share
November 6, 2018	December 31, 2018	January 31, 2019	$0.36
August 7, 2018	September 30, 2018	November 15, 2018	$0.39
June 22, 2018	June 30, 2018	August 15, 2018	$0.34
March 2, 2018	March 31, 2018	April 30, 2018	$0.33

Owl Rock Capital Corporation

Notes to Consolidated Financial Statements – Continued

The following table reflects the distributions declared on shares of the Company’s common stock during the year ended December 31, 2017:

	December 31, 2017
Date Declared	Record Date	Payment Date	Distribution per Share
November 7, 2017	December 31, 2017	January 31, 2018	$0.34
November 7, 2017	November 7, 2017	November 14, 2017	$0.32
August 8, 2017	August 8, 2017	August 15, 2017	$0.26
May 9, 2017	May 9, 2017	May 15, 2017	$0.24
March 7, 2017	March 7, 2017	March 15, 2017	$0.19

The following table reflects the distributions declared on shares of the Company’s common stock during the year ended December 31, 2016:

	December 31, 2016
Date Declared	Record Date	Payment Date	Distribution per Share
November 8, 2016	November 15, 2016	November 30, 2016	$0.06

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

The following table reflects the common stock issued pursuant to the dividend reinvestment plan during the year ended December 31, 2018:

Date Declared	Record Date	Payment Date	Shares
August 7, 2018	September 30, 2018	November 15, 2018	2,323,165
June 22, 2018	June 30, 2018	August 15, 2018	1,539,516
March 2, 2018	March 31, 2018	April 30, 2018	1,310,272
November 7, 2017	December 31, 2017	January 31, 2018	1,231,796

The following table reflects the common stock issued pursuant to the dividend reinvestment plan during the year ended December 31, 2017:

Date Declared	Record Date	Payment Date	Shares
November 7, 2017	November 7, 2017	November 14, 2017	1,018,085
August 8, 2017	August 8, 2017	August 15, 2017	776,833
May 9, 2017	May 9, 2017	May 15, 2017	504,892
March 7, 2017	March 7, 2017	March 15, 2017	270,178

The following table reflects the common stock issued pursuant to the dividend reinvestment plan during the year ended December 31, 2016:

Date Declared	Record Date	Payment Date	Shares
November 8, 2016	November 15, 2016	November 30, 2016	50,242

Repurchase Offers

During the year ended December 31, 2018, the Company did not make an offer to repurchase issued and outstanding shares.

Owl Rock Capital Corporation

Notes to Consolidated Financial Statements – Continued

During the year ended December 31, 2017, the Company offered to repurchase up to $50 million of issued and outstanding shares of common stock at a purchase price of $15.09 per share. The offer to repurchase commenced on March 15, 2017 and expired on April 11, 2017. No shares were repurchased in connection with the repurchase offer.

During the year ended December 31, 2016, the Company did not make an offer to repurchase issued and outstanding shares.

Note 9. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per common share for the years ended December 31, 2018, 2017 and 2016:

	Years Ended December 31,
($ in thousands, except per share amounts)	2018	2017	2016
Increase (decrease) in net assets resulting from operations	$202,243	$103,740	$16,637
Weighted average shares of common stock outstanding—basic and diluted	146,422,371	67,082,905	21,345,191
Earnings per common share-basic and diluted	$1.38	$1.55	$0.78

Note 10. Income Taxes.

Taxable income generally differs from increase in net assets resulting from operations due to temporary and permanent differences in the recognition of income and expenses, and generally excludes net unrealized gains or losses, as unrealized gains or losses are generally not included in taxable income until they are realized.

The Company makes certain adjustments to the classification of net assets as a result of permanent book-to-tax differences, which include differences in the book and tax basis of certain assets and liabilities, and nondeductible federal taxes or losses among other items. To the extent these differences are permanent, they are charged or credited to additional paid in capital, or total distributable earnings (losses), as appropriate.

The following reconciles the increase in net assets resulting from operations for the fiscal years ended December 31, 2018, 2017 and 2016 to undistributed taxable income at December 31, 2018, 2017 and 2016, respectively:

	Years Ended December 31,
($ in millions)	2018(1)	2017	2016
Increase in net assets resulting from operations	$202.2	$103.7	$16.6
Adjustments:
Net unrealized (gain) loss on investments	$43.6	$(9.2)	$(7.6)
Other income (loss) for tax purposes, not book	10.4	3.2	—
Deferred organization costs	(0.1)	(0.1)	1.1
Other book-tax differences	1.7	1.1	1.0
Taxable Income	$257.8	$98.7	$11.1

________________

(1)	Tax information for the fiscal year ended December 31, 2018 is estimated and is not considered final until the Company files its tax return.

For the year ended December 31, 2018

Substantially all of the dividends declared during the year ended December 31, 2018 were derived from ordinary income, determined on a tax basis. Total distributions declared of $232.1 million consisted of approximately $231.9 million of ordinary income and $0.2 million of long-term capital gains. For the calendar year ended December 31, 2018 the Company had $28.8 million of undistributed ordinary income and $3.8 million of undistributed capital gains on a tax basis. For the year ended December 31, 2018, 89.3% of distributed ordinary income qualified as interest related dividend which is exempt from U.S. withholding tax applicable to non-U.S. shareholders.

During the year ended December 31, 2018, the Company increased the total distributable earnings (losses) and decreased additional paid in capital. These permanent differences were principally related $0.6 million of non-deductible offering costs and $1.1 million attributable to U.S. federal excise taxes.

Owl Rock Capital Corporation

Notes to Consolidated Financial Statements – Continued

As of December 31, 2018, the net estimated unrealized loss for U.S. federal income tax purposes was $41.2 million based on a tax cost basis of $5.8 billion. As of December 31, 2018, the estimated aggregate gross unrealized loss for U.S. federal income tax purposes was $62.2 million and the estimated aggregate gross unrealized gain for U.S. federal income tax purposes was $21.0 million.

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

During the year ended December 31, 2017, the Company increased the total distributable earnings (losses) and decreased additional paid in capital. These permanent differences were principally related to $0.9 million of recharacterization of prepayment penalties for tax purposes between ordinary income and capital gains, $0.8 million of non-deductible offering costs and $0.2 million attributable to U.S. federal excise taxes.

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

Owl Rock Capital Corporation

Notes to Consolidated Financial Statements – Continued

Note 11. Financial Highlights

The following are the financial highlights for a common share outstanding during the years ended December 31, 2018, 2017 and 2016:

	For the Years Ended December 31,
($ in thousands, except share and per share amounts)	2018	2017	2016
Per share data:
Net asset value, beginning of period	$15.03	$14.85	$—
Net investment income(1)	1.68	1.40	0.42
Net realized and unrealized gain (loss)	(0.19)	0.13	0.36
Total from operations	1.49	1.53	0.78
Issuance of common shares	—	—	14.13
Distributions declared from net investment income(2)	(1.42)	(1.35)	(0.06)
Total increase in net assets	0.07	0.18	14.85
Net asset value, end of period	$15.10	$15.03	$14.85
Shares outstanding, end of period	216,204,837	97,959,595	45,833,313
Total Return(3)	10.2%	10.6%	(0.6)%
Ratios / Supplemental Data(4)
Ratio of total expenses to average net assets(5)	6.4%	6.3%	6.5%
Ratio of net investment income to average net assets(5)	10.9%	9.0%	2.9%
Net assets, end of period	$3,264,845	$1,472,579	$680,525
Weighted-average shares outstanding	146,422,371	67,082,905	21,345,191
Total capital commitments, end of period	$5,471,160	$5,067,680	$2,313,237
Ratio of total contributed capital to total committed capital, end of period	57.4%	27.9%	28.8%
Portfolio turnover rate	29.1%	30.8%	25.4%

________________

(1)	The per share data was derived using the weighted average shares outstanding during the period.
(2)	The per share data was derived using actual shares outstanding at the date of the relevant transaction.
(3)

Total return is calculated as the change in net asset value (“NAV”) per share during the period, plus distributions per share (assuming dividends and distributions, if any, are reinvested in accordance with the Company’s dividend reinvestment plan), if any, divided by the beginning NAV per share.

(4)	Does not include expenses of investment companies in which the Company invests.
(5)

For the year ended December 31, 2016, the ratio reflects an annualized amount, except in the case of non-recurring expenses (e.g. initial organization expenses), as the Company commenced operations on March 3, 2016.

Note 12. Selected Quarterly Financial Data (Unaudited)

	For the three months ended
(amounts in thousands, except share and per share data)	March 31, 2018	June 30, 2018	September 30, 2018	December 31, 2018
Investment income	$65,444	$86,100	$110,485	$126,829
Net expenses	$26,767	$33,759	$38,877	$43,933
Net investment income (loss)	$38,677	$52,341	$71,608	$82,896
Net realized and unrealized gains (losses)	$5,599	$(1,626)	$718	$(47,970)
Increase (decrease) in net assets resulting from operations	$44,276	$50,715	$72,326	$34,926
Net asset value per share as of the end of the quarter	$15.14	$15.21	$15.27	$15.10
Earnings (losses) per share - basic and diluted	$0.44	$0.41	$0.44	$0.18

Owl Rock Capital Corporation

Notes to Consolidated Financial Statements – Continued

	For the three months ended
(amounts in thousands, except share and per share data)	March 31, 2017	June 30, 2017	September 30, 2017	December 31, 2017
Investment income	$23,313	$32,839	$47,354	$56,373
Net expenses	$10,529	$13,563	$18,979	$23,018
Net investment income (loss)	$12,784	$19,276	$28,375	$33,355
Net realized and unrealized gains (losses)	$5,434	$776	$(1,093)	$4,833
Increase (decrease) in net assets resulting from operations	$18,218	$20,052	$27,282	$38,188
Net asset value per share as of the end of the quarter	$15.05	$15.15	$15.27	$15.03
Earnings (losses) per share - basic and diluted	$0.40	$0.35	$0.37	$0.41

	For the three months ended
(amounts in thousands, except share and per share data)	March 31, 2016	June 30, 2016	September 30, 2016	December 31, 2016
Investment income	$—	$629	$10,726	$17,449
Net expenses	$2,319	$3,226	$5,156	$9,097
Net investment income (loss)	$(2,319)	$(2,597)	$5,570	$8,352
Net realized and unrealized gains (losses)	$—	$518	$2,422	$4,691
Increase (decrease) in net assets resulting from operations	$(2,319)	$(2,079)	$7,992	$13,043
Net asset value per share as of the end of the quarter	$14.30	$14.23	$14.50	$14.85
Earnings (losses) per share - basic and diluted	$(21.55)	$(0.25)	$0.27	$0.39

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

(b)	Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act). Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 COSO Framework). Based on our evaluation under the framework in Internal Control—Integrated Framework, management concluded that our internal control over financial reporting was effective as of December 31, 2018.

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

(c)	Changes in Internal Controls Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Information in response to this item is incorporated by reference from our Proxy Statement relating to our 2019 annual meeting of shareholders. The Proxy Statement will be filed with the SEC within 120 days after the end of the fiscal year covered by this Form 10-K pursuant to Regulation 14A under the Exchange Act.

Item 11. Executive Compensation.

Information in response to this item is incorporated by reference from our Proxy Statement relating to our 2019 annual meeting of shareholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.

Information in response to this item is incorporated by reference from our Proxy Statement relating to our 2019 annual meeting of shareholders.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Information in response to this item is incorporated by reference from our Proxy Statement relating to our 2019 annual meeting of shareholders.

Item 14. Principal Accounting Fees and Services.

Information in response to this item is incorporated by reference from our Proxy Statement relating to our 2019 annual meeting of shareholders.

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

10.2

First Omnibus Amendment to Senior Secured Revolving Credit Agreement between the Company and SunTrust Bank and Bank of America, N.A., dated March 29, 2018. (incorporated by reference to Exhibit 10.1 to the Company’s quarterly report on Form 10-Q, filed on May 8, 2018).

10.3

Credit Agreement dated May  22, 2018, by and among ORCC Financing II LLC, as Borrower, the lenders from time to time parties thereto, Natixis, New York Branch, as Administrative Agent, State Street Bank and Trust Company, as Collateral Agent, and Cortland Capital Market Services LLC as Document Custodian (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K, filed on May 23, 2018).

10.4

Sale and Contribution Agreement dated May  22, 2018, between Owl Rock Capital Corporation, as Seller, and ORCC Financing II LLC, as Purchaser (incorporated by reference to Exhibit 10.2 to the Company’s current report on Form 8-K, filed on May 23, 2018).

10.5

Third Amendment to Senior Secured Revolving Credit Agreement between the Company and SunTrust Bank and Bank of America, N.A., dated June 21, 2018 (incorporated by reference to Exhibit (k)(20) to Pre-Effective Amendment No. 1 to the Company’s Registration Statement on Form N-2 (File No. 333-225373) filed on June 25, 2018).

10.6

Amendment No. 1 to Loan and Servicing Agreement, by and among the Company, as Servicer, ORCC Financing LLC, as Borrower, Morgan Stanley Bank, N.A., as a Lender, Morgan Stanley Asset Funding Inc., as Administrative Agent, State Street Bank and Trust Company, as the Collateral Agent and the Account Bank and Cortland Capital Market Services LLC, as Collateral Custodian, dated March 20, 2018 (incorporated by reference to Exhibit 10.1 to the Company’s quarterly report on Form 10-Q, filed on November 7, 2018).

Exhibit Number	Description of Exhibits
10.7

Amendment No. 2 to Loan and Servicing Agreement, by and among the Company, as Servicer, ORCC Financing LLC, as Borrower, Morgan Stanley Bank, N.A., as a Lender, Morgan Stanley Asset Funding Inc., as Administrative Agent, State Street Bank and Trust Company, as the Collateral Agent and the Account Bank and Cortland Capital Market Services LLC, as Collateral Custodian, dated September 7, 2018 (incorporated by reference to Exhibit 10.2 to the Company’s quarterly report on Form 10-Q, filed on November 7, 2018).

10.8

Amendment to Credit Agreement by and among ORCC Financing II, as Borrower, Various Lenders, Natixis, New York Branch, as Administrative Agent, State Street Bank and Trust Company, as Collateral Agent, and Cortland Capital Market Services LLC as Document Custodian, dated as of October 10, 2018 (incorporated by reference to Exhibit 10.3 to the Company’s quarterly report on Form 10-Q, filed on November 7, 2018).

10.9

Second Amendment to Revolving Credit Agreement between the Company, Wells Fargo Bank, National Association and other lenders party thereto, dated October 9, 2018 (incorporated by reference to Exhibit 10.4 to the Company’s quarterly report on Form 10-Q, filed on November 7, 2018).

10.10

Loan Financing and Servicing Agreement, dated as of December 14, 2018, by and among ORCC Financing III LLC, as Borrower, Owl Rock Capital Corporation, as Equityholder and Services Provider, the Lenders from time to time parties thereto, Deutsche Bank AG, New York Branch, as Facility Agent, the other Agents parties thereto, State Street Bank and Trust Company, as Collateral Agent, and Cortland Capital Market Services LLC, as Collateral Custodian (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K, filed on December 19, 2018).

10.11

Sale and Contribution Agreement, dated as of December 14, 2018, by and between Owl Rock Capital Corporation and ORCC Financing III LLC (incorporated by reference to Exhibit 10.2 to the Company’s current report on Form 8-K, filed on December 19, 2018).

10.12

Amendment No. 2 to Credit Agreement, dated as of December 20, 2018, by and among ORCC Financing II LLC, as Borrower, Natixis, New York Branch, as Administrative Agent, State Street Bank and Trust Company, as Collateral Agent, Collateral Administrator and Custodian, Cortland Capital Market Services LLC, as Document Custodian, and the lenders identified therein (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K, filed on December 21, 2018).

10.13*	Third Amendment to Revolving Credit Agreement, dated February 1,2019, between the Company, Wells Fargo, National Association and other lenders party thereto.

10.14*	First Amendment to Amended and Restated Limited Liability Operating Company Agreement, dated as of February 27, 2019, between the Company and Regents of the University of California.

10.15*	Amended and Restated Investment Advisory Agreement, dated February 27, 2019, between the Company and the Adviser.

10.16*	Waiver Agreement, dated February 27, 2019, between the Company and the Adviser.

21.1*	Subsidiaries.

24	Power of attorney (included on the signature page hereto).

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

________________

*Filed herein

Item 16. Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Owl Rock Capital Corporation

Date: February 27, 2019	By:	/s/ Alan Kirshenbaum
Alan Kirshenbaum
Chief Operating Officer and Chief Financial Officer

 Each person whose signature appears below constitutes and appoints Craig W. Packer and Alan Kirshenbaum, and each of them, such person’s true and lawful attorney-in-fact and agent, with full power of substitution and revocation, for such person and in such person’s name, place and stead, in any and all capacities, to sign one or more Annual Reports on Form 10-K for the fiscal December 31, 2018, and any and all amendments thereto, and to file same with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as such person might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents and each of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities on February 27, 2019.

Name	Title

/s/ Craig W. Packer	Chief Executive Officer and Director
Craig W. Packer

/s/ Alan Kirshenbaum	Chief Operating Officer, Chief Financial Officer and Director
Alan Kirshenbaum

/s/ Douglas I. Ostrover	Director
Douglas I. Ostrover

/s/ Edward D’Alelio	Director and Chairman of the Board of Directors
Edward D’Alelio

/s/ Christopher M. Temple	Director and Chairman of the Audit Committee
Christopher M. Temple

/s/ Eric Kaye	Director and Chairman of the Nominating and Corporate Governance Committee
Eric Kaye

/s/ Brian Finn	Director
Brian Finn