Form 10-Q
period 2019-03-31
Owl Rock Capital Corp
filed 2019-05-08
CIK 1655888

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   YES ☐  NO ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	None	None

As of May 8, 2019 the registrant had 267,306,663 shares of common stock, $0.01 par value per share, outstanding.

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

PART I. CONSOLIDATED FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

Owl Rock Capital Corporation

Consolidated Statements of Assets and Liabilities

(Amounts in thousands, except share and per share amounts)

	March 31, 2019 (Unaudited)	December 31, 2018
Assets
Investments at fair value
Non-controlled, non-affiliated investments (amortized cost of $6,747,155 and $5,720,295, respectively)	$6,740,544	$5,697,447
Controlled, affiliated investments (amortized cost of $93,638 and $91,138, respectively)	91,168	86,622
Total investments at fair value (amortized cost of $6,840,793 and $5,811,433, respectively)	6,831,712	5,784,069
Cash (restricted cash of $4,119 and $6,013, respectively)	98,773	127,603
Interest receivable	43,153	29,680
Receivable from a controlled affiliate	2,697	8,100
Prepaid expenses and other assets	3,650	1,590
Total Assets	$6,979,985	$5,951,042
Liabilities
Debt (net of unamortized debt issuance costs of $20,671 and $22,335, respectively)	$2,769,805	$2,567,717
Management fee payable	15,186	14,049
Distribution payable	88,479	78,350
Payables to affiliates	1,975	2,847
Payable for investments purchased	—	3,180
Accrued expenses and other liabilities	24,226	20,054
Total Liabilities	2,899,671	2,686,197
Commitments and contingencies (Note 7)
Net Assets
Common shares $0.01 par value, 500,000,000 shares authorized; 267,306,663 and 216,204,837 shares issued and outstanding, respectively	2,673	2,162
Additional paid-in-capital	4,060,110	3,271,162
Total distributable earnings (losses)	17,531	(8,479)
Total Net Assets	4,080,314	3,264,845
Total Liabilities and Net Assets	$6,979,985	$5,951,042
Net Asset Value Per Share	$15.26	$15.10

The accompanying notes are an integral part of these consolidated financial statements.

Owl Rock Capital Corporation

Consolidated Statements of Operations

(Amounts in thousands, except share and per share amounts)

(Unaudited)

	For the Three Months Ended March 31,
	2019	2018
Investment Income
Investment income from non-controlled, non-affiliated investments:
Interest income	$146,439	$61,289
Other income	2,339	1,650
Total investment income from non-controlled, non-affiliated investments	148,778	62,939
Investment income from controlled, affiliated investments:
Dividend income	2,697	1,322
Other income	—	1,183
Total investment income from controlled, affiliated investments	2,697	2,505
Total Investment Income	151,475	65,444
Expenses
Interest expense	34,729	12,057
Management fee	15,187	12,035
Professional fees	2,124	1,412
Directors' fees	143	138
Other general and administrative	1,614	1,073
Total Expenses	53,797	26,715
Net Investment Income (Loss) Before Taxes	97,678	38,729
Excise tax expense	1,673	52
Net Investment Income (Loss) After Taxes	$96,005	$38,677
Net Realized and Unrealized Gain (Loss)
Net change in unrealized gain (loss):
Non-controlled, non-affiliated investments	$16,428	$5,505
Controlled affiliated investments	2,046	(64)
Translation of assets and liabilities in foreign currencies	(22)	—
Total Net Change in Unrealized Gain (Loss)	18,452	5,441
Net realized gain (loss):
Non-controlled, non-affiliated investments	(4)	158
Foreign currency transactions	34	—
Total Net Realized Gain (Loss)	30	158
Total Net Realized and Unrealized Gain (Loss)	18,482	5,599
Net Increase (Decrease) in Net Assets Resulting from Operations	$114,487	$44,276
Earnings Per Share - Basic and Diluted	$0.49	$0.44
Weighted Average Shares Outstanding - Basic and Diluted	235,886,358	100,924,120

The accompanying notes are an integral part of these consolidated financial statements.

Owl Rock Capital Corporation

Consolidated Schedules of Investments

As of March 31, 2019

(Amounts in thousands, except share amounts)

(Unaudited)

Company(1)(17)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(3)(23)	Fair Value	Percentage of Net Assets
Non-controlled/non-affiliated portfolio company investments(2)
Debt Investments
Aerospace and defense
Aviation Solutions Midco, LLC (dba STS Aviation)(4)(7)(21)	First lien senior secured loan	L + 5.50%	1/4/2025	$102,000	$100,520	$100,470	2.5%
Advertising and media
IRI Holdings, Inc.(4)(7)(19)(21)	First lien senior secured loan	L + 4.50%	11/28/2025	14,963	14,819	14,726	0.4%
PAK Acquisition Corporation (dba Valpak)(4)(7)	First lien senior secured loan	L + 8.00%	6/30/2022	70,775	69,855	71,128	1.7%
Swipe Acquisition Corporation (dba PLI)(4)(5)(21)	First lien senior secured loan	L + 7.75%	6/29/2024	161,811	158,851	158,575	3.9%
Swipe Acquisition Corporation (dba PLI)(4)(13)(14)(15)(21)	First lien senior secured delayed draw term loan	L + 7.75%	9/30/2019	-	(170)	(65)	-%
				247,549	243,355	244,364	6.0%
Automotive
Mavis Tire Express Services Corp.(4)(5)(21)	Second lien senior secured loan	L + 7.50%	3/20/2026	155,000	151,871	151,125	3.7%
Mavis Tire Express Services Corp.(4)(5)(13)(15)(21)	Second lien senior secured delayed draw term loan	L + 7.50%	3/20/2020	1,449	1,190	1,090	-%
				156,449	153,061	152,215	3.7%
Buildings and real estate
Associations, Inc.(4)(7)(21)	First lien senior secured loan	L + 4.00% (3.00% PIK)	7/30/2024	233,734	231,113	231,981	5.7%
Associations, Inc.(4)(7)(13)(15)(21)	First lien senior secured delayed draw term loan	L + 4.00% (3.00% PIK)	7/30/2021	28,183	27,542	27,749	0.7%
Associations, Inc.(4)(13)(14)(21)	First lien senior secured revolving loan	L + 6.00%	7/30/2024	-	(128)	(173)	-%
Cheese Acquisition, LLC(4)(7)(21)	First lien senior secured loan	L + 4.75%	11/28/2024	129,040	127,156	127,427	3.1%
Imperial Parking Canada(4)(9)(21)	First lien senior secured loan	C + 5.00%	11/28/2024	33,945	33,902	33,523	0.8%
Cheese Acquisition, LLC(4)(13)(14)(21)	First lien senior secured revolving loan	L + 4.75%	11/28/2023	-	(191)	(205)	-%
				424,902	419,394	420,302	10.3%
Business services
Access CIG, LLC(4)(5)(21)	Second lien senior secured loan	L + 7.75%	2/27/2026	37,756	37,439	37,379	0.9%
CIBT Global, Inc.(4)(7)(21)	Second lien senior secured loan	L + 7.75%	6/2/2025	59,500	58,236	58,637	1.4%
ConnectWise, LLC(4)(7)(21)	First lien senior secured loan	L + 5.50%	2/28/2025	155,151	153,233	153,211	3.8%
ConnectWise, LLC(4)(13)(14)(21)	First lien senior secured revolving loan	L + 5.50%	2/28/2025	-	(204)	(207)	-%

Owl Rock Capital Corporation

Consolidated Schedules of Investments

As of March 31, 2019

(Amounts in thousands, except share amounts)

(Unaudited)

Company(1)(17)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(3)(23)	Fair Value	Percentage of Net Assets
Transperfect Global, Inc.(4)(5)(21)	First lien senior secured loan	L + 6.75%	5/7/2024	230,670	226,606	231,823	5.7%
Vistage International, Inc.(4)(5)(21)	Second lien senior secured loan	L + 8.00%	2/8/2026	43,500	43,170	43,065	1.1%
Vestcom Parent Holdings, Inc.(4)(5)	Second lien senior secured loan	L + 8.25%	12/19/2024	78,987	78,095	78,592	1.9%
				605,564	596,575	602,500	14.8%
Chemicals
Douglas Products and Packaging Company LLC(4)(7)(21)	First lien senior secured loan	L + 5.75%	10/19/2022	99,695	98,894	98,699	2.4%
Douglas Products and Packaging Company LLC(4)(7)(13)(21)	First lien senior secured revolving loan	L + 5.75%	10/19/2022	2,725	2,670	2,634	0.1%
Innovative Water Care Global Corporation(4)(7)(21)	First lien senior secured loan	L + 5.00%	2/27/2026	150,000	139,546	139,500	3.4%
				252,420	241,110	240,833	5.9%
Consumer products
Feradyne Outdoors, LLC(4)(7)(21)	First lien senior secured loan	L + 6.25%	5/25/2023	113,479	112,460	101,563	2.5%
WU Holdco, Inc. (dba Weiman Products, LLC)(4)(7)(21)	First lien senior secured loan	L + 5.50%	3/26/2026	141,193	138,374	138,370	3.4%
WU Holdco, Inc. (dba Weiman Products, LLC)(4)(13)(14)(15)(21)	First lien senior secured delayed draw term loan	L + 5.50%	3/26/2021	-	(198)	(199)	-%
WU Holdco, Inc. (dba Weiman Products, LLC)(4)(13)(14)(21)	First lien senior secured revolving loan	L + 5.50%	3/26/2025	-	(278)	(278)	-%
				254,672	250,358	239,456	5.9%
Containers and packaging
Pregis Holding I Corporation(4)(7)(21)	Second lien senior secured loan	L + 7.25%	5/20/2022	43,000	42,315	42,570	1.0%
Distribution
ABB/Con-cise Optical Group LLC(4)(5)	First lien senior secured loan	L + 5.00%	6/15/2023	58,942	59,056	56,584	1.4%
ABB/Con-cise Optical Group LLC(4)(5)	Second lien senior secured loan	L + 9.00%	6/17/2024	25,000	24,443	23,750	0.6%
Aramsco, Inc.(4)(5)(21)	First lien senior secured loan	L + 5.25%	8/28/2024	55,578	54,299	54,188	1.3%
Aramsco, Inc.(4)(5)(13)(21)	First lien senior secured revolving loan	L + 5.25%	8/28/2024	279	90	70	-%
Dade Paper & Bag, LLC (dba Imperial-Dade)(4)(5)(21)	First lien senior secured loan	L + 7.44%	6/10/2024	37,112	36,568	37,091	0.9%
Dealer Tire, LLC(4)(5)(21)	First lien senior secured loan	L + 5.50%	12/15/2025	114,750	109,197	111,881	2.8%
Endries Acquisition, Inc.(4)(5)(21)	First lien senior secured loan	L + 6.25%	12/10/2025	180,000	176,953	176,850	4.3%
Endries Acquisition, Inc.(4)(5)(13)(15)(21)	First lien senior secured delayed draw term loan	L + 6.25%	12/10/2020	10,440	9,393	9,345	0.2%
Endries Acquisition, Inc.(4)(5)(13)(21)	First lien senior secured revolving loan	L + 6.25%	12/10/2024	6,300	5,852	5,828	0.1%
JM Swank, LLC(4)(7)	First lien senior secured loan	L + 7.50%	7/25/2022	117,070	115,474	114,143	2.8%

Owl Rock Capital Corporation

Consolidated Schedules of Investments

As of March 31, 2019

(Amounts in thousands, except share amounts)

(Unaudited)

Company(1)(17)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(3)(23)	Fair Value	Percentage of Net Assets
QC Supply, LLC(4)(5)	First lien senior secured loan	L + 6.00%	12/29/2022	34,506	33,920	32,953	0.8%
QC Supply, LLC(4)(5)(13)	First lien senior secured revolving loan	L + 6.00%	12/29/2021	4,969	4,901	4,745	0.1%
				644,946	630,146	627,428	15.3%
Education
Learning Care Group (US) No. 2 Inc.(4)(7)(21)	Second lien senior secured loan	L + 7.50%	3/13/2026	25,000	24,547	24,500	0.6%
Severin Acquisition, LLC (dba PowerSchool)(4)(7)(21)	Second lien senior secured loan	L + 6.75%	8/3/2026	92,500	91,628	91,113	2.2%
TSB Purchaser, Inc. (dba Teaching Strategies, Inc.)(4)(7)(21)	First lien senior secured loan	L + 6.00%	5/14/2024	62,687	61,310	61,121	1.5%
TSB Purchaser, Inc. (dba Teaching Strategies, Inc.)(4)(13)(14)(21)	First lien senior secured revolving loan	L + 6.00%	5/14/2024	-	(90)	(106)	-%
				180,187	177,395	176,628	4.3%
Energy equipment and services
Hillstone Environmental Partners, LLC(4)(7)(21)	First lien senior secured loan	L + 7.75%	4/25/2023	84,708	83,598	84,708	2.1%
Hillstone Environmental Partners, LLC(4)(13)(14)(21)	First lien senior secured revolving loan	L + 7.75%	4/25/2023	-	(54)	-	-%
Liberty Oilfield Services LLC(4)(5)(16)(21)	First lien senior secured loan	L + 7.63%	9/19/2022	14,148	13,958	14,219	0.3%
				98,856	97,502	98,927	2.4%
Financial services
Blackhawk Network Holdings, Inc.(4)(5)(21)	Second lien senior secured loan	L + 7.00%	6/15/2026	75,998	75,134	74,478	1.8%
NMI Acquisitionco, Inc. (dba Network Merchants)(4)(5)(21)	First lien senior secured loan	L + 6.75%	9/6/2022	28,409	27,889	27,415	0.7%
NMI Acquisitionco, Inc. (dba Network Merchants)(4)(5)(13)(21)	First lien senior secured revolving loan	L + 6.75%	9/6/2022	427	415	404	-%
				104,834	103,438	102,297	2.5%
Food and beverage
Carolina Beverage Group (fka Cold Spring Brewing Company)(4)(5)(21)	First lien senior secured loan	L + 5.50%	5/15/2024	37,559	36,907	36,808	0.9%
Carolina Beverage Group (fka Cold Spring Brewing Company)(4)(13)(14)(21)	First lien senior secured revolving loan	L + 5.50%	5/15/2024	-	(46)	(54)	-%
CM7 Restaurant Holdings, LLC(4)(5)(21)	First lien senior secured loan	L + 8.75%	5/22/2023	36,490	35,916	34,848	0.9%
CM7 Restaurant Holdings, LLC(4)(5)(13)(15)(21)	First lien senior secured delayed draw term loan	L + 8.75%	5/21/2019	859	844	768	-%
CM7 Restaurant Holdings, LLC(4)(13)(14)(15)(21)	First lien senior secured delayed draw term loan	L + 8.75%	5/21/2019	-	-	(184)	-%
Give and Go Prepared Foods Corp.(4)(7)(16)	Second lien senior secured loan	L + 8.50%	1/29/2024	42,000	41,661	37,170	0.9%
H-Food Holdings, LLC(4)(5)(19)(21)	Second lien senior secured loan	L + 7.00%	3/2/2026	121,800	118,943	118,755	2.9%
H-Food Holdings, LLC(4)(5)(19)(21)	First lien senior secured loan	L + 4.00%	5/23/2025	26,035	25,785	25,584	0.6%

Owl Rock Capital Corporation

Consolidated Schedules of Investments

As of March 31, 2019

(Amounts in thousands, except share amounts)

(Unaudited)

Company(1)(17)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(3)(23)	Fair Value	Percentage of Net Assets
Hometown Food Company(4)(5)(21)	First lien senior secured loan	L + 5.25%	8/31/2023	28,825	28,311	28,249	0.7%
Hometown Food Company(4)(5)(13)(21)	First lien senior secured revolving loan	L + 5.25%	8/31/2023	212	137	127	-%
KSLB Holdings, LLC (dba Sara Lee Frozen Bakery)(4)(5)(21)	First lien senior secured loan	L + 4.50%	7/30/2025	35,910	35,198	35,102	0.9%
KSLB Holdings, LLC (dba Sara Lee Frozen Bakery)(4)(5)(13)(21)	First lien senior secured revolving loan	L + 4.50%	7/30/2023	840	665	638	-%
Manna Development Group, LLC(4)(5)(21)	First lien senior secured loan	L + 6.00%	10/24/2022	57,232	56,530	56,373	1.4%
Manna Development Group, LLC(4)(5)(13)(21)	First lien senior secured revolving loan	L + 6.00%	10/24/2022	867	730	802	-%
Recipe Acquisition Corp. (dba Roland Corporation)(4)(7)	Second lien senior secured loan	L + 8.00%	12/1/2022	32,000	31,593	32,000	0.8%
Tall Tree Foods, Inc.(4)(5)	First lien senior secured loan	L + 7.25%	8/12/2022	46,000	45,572	44,620	1.1%
Ultimate Baked Goods Midco, LLC(4)(5)(21)	First lien senior secured loan	L + 4.00%	8/11/2025	27,000	26,439	26,326	0.6%
Ultimate Baked Goods Midco, LLC(4)(5)(13)(21)	First lien senior secured revolving loan	L + 4.00%	8/9/2023	318	218	191	-%
				493,947	485,403	478,123	11.7%
Healthcare providers and services
Covenant Surgical Partners, Inc.(4)(7)	First lien senior secured loan	L + 4.75%	10/4/2024	29,647	29,647	29,499	0.7%
Covenant Surgical Partners, Inc.(4)(13)(14)(15)	First lien senior secured delayed draw term loan	L + 4.75%	11/30/2020	-	(702)	(375)	-%
Geodigm Corporation (dba National Dentex)(4)(5)(10)(21)	First lien senior secured loan	L + 6.87%	12/1/2021	124,405	123,498	123,160	3.0%
GI Chill Acquisition (dba California Cryobank)(4)(7)(21)	First lien senior secured loan	L + 4.00%	8/6/2025	31,840	31,693	31,522	0.8%
GI Chill Acquisition (dba California Cryobank)(4)(7)(21)	Second lien senior secured loan	L + 7.50%	8/6/2026	135,400	134,121	133,369	3.3%
Premier Imaging, LLC (dba LucidHealth)(4)(5)(21)	First lien senior secured loan	L + 5.50%	1/2/2025	33,915	33,264	33,237	0.8%
RxSense Holdings, LLC(4)(5)(21)	First lien senior secured loan	L + 6.00%	2/15/2024	134,906	132,923	132,882	3.3%
RxSense Holdings, LLC(4)(13)(14)(21)	First lien senior secured revolving loan	L + 6.00%	2/15/2024	-	(118)	(121)	-%
TC Holdings, LLC (dba TrialCard)(4)(5)(21)	First lien senior secured loan	L + 4.50%	11/14/2023	61,442	60,355	60,521	1.5%
TC Holdings, LLC (dba TrialCard)(4)(5)(13)(15)(21)	First lien senior secured delayed draw term loan	L + 4.50%	6/30/2019	9,675	9,263	9,311	0.3%
TC Holdings, LLC (dba TrialCard)(4)(5)(13)(21)	First lien senior secured revolving loan	L + 4.50%	11/14/2022	419	339	344	-%
				561,649	554,283	553,349	13.7%

Owl Rock Capital Corporation

Consolidated Schedules of Investments

As of March 31, 2019

(Amounts in thousands, except share amounts)

(Unaudited)

Company(1)(17)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(3)(23)	Fair Value	Percentage of Net Assets
Healthcare technology
Bracket Intermediate Holding Corp.(4)(5)(21)	First lien senior secured loan	L + 4.25%	9/5/2025	15,671	15,598	15,593	0.4%
Bracket Intermediate Holding Corp.(4)(5)(21)	Second lien senior secured loan	L + 8.13%	9/5/2026	26,250	25,750	25,725	0.6%
				41,921	41,348	41,318	1.0%
Household products
Hayward Industries, Inc.(4)(5)(21)	Second lien senior secured loan	L + 8.25%	8/4/2025	52,149	51,261	52,149	1.3%
Infrastructure and environmental services
FR Arsenal Holdings II Corp. (dba Applied-Cleveland Holdings, Inc.)(4)(7)	First lien senior secured loan	L + 7.25%	9/8/2022	146,957	144,738	146,957	3.6%
LineStar Integrity Services LLC(4)(7)(21)	First lien senior secured loan	L + 7.25%	2/12/2024	51,150	50,279	50,383	1.2%
LineStar Integrity Services LLC(4)(13)(14)(15)(21)	First lien senior secured delayed draw term loan	L + 7.25%	8/12/2019	-	(210)	(129)	-%
				198,107	194,807	197,211	4.8%
Insurance
CD&R TZ Purchaser, Inc. (dba Tranzact)(4)(6)	First lien senior secured loan	L + 6.00%	7/21/2023	34,106	32,699	34,106	0.8%
Internet software and services
Accela, Inc.(4)(7)	First lien senior secured loan	L + 6.25%	9/28/2023	48,630	47,666	46,199	1.1%
Accela, Inc.(4)(8)(13)	First lien senior secured revolving loan	P + 5.25%	9/28/2023	3,616	3,504	3,118	0.1%
Apptio, Inc.(4)(5)(21)	First lien senior secured loan	L + 7.25%	1/10/2025	33,346	32,698	32,679	0.8%
Apptio, Inc.(4)(13)(14)(21)	First lien senior secured revolving loan	L + 7.25%	1/10/2025	-	(54)	(56)	-%
Genesis Acquisition Co. (dba Procare Software)(4)(7)(21)	First lien senior secured loan	L + 4.00%	7/31/2024	18,110	17,782	17,748	0.4%
Genesis Acquisition Co. (dba Procare Software)(4)(13)(14)(15)(21)	First lien senior secured delayed draw term loan	L + 4.00%	7/31/2020	-	(42)	(47)	-%
Genesis Acquisition Co. (dba Procare Software)(4)(13)(14)(21)	First lien senior secured revolving loan	L + 4.00%	7/31/2024	-	(47)	(53)	-%
Infoblox Inc.(4)(5)	Second lien senior secured loan	L + 8.75%	11/7/2024	30,000	29,541	30,000	0.7%
IQN Holding Corp. (dba Beeline)(4)(7)(21)	First lien senior secured loan	L + 5.50%	8/20/2024	193,357	190,694	189,490	4.6%
IQN Holding Corp. (dba Beeline)(4)(7)(13)(21)	First lien senior secured revolving loan	L + 5.50%	8/20/2023	7,139	6,841	6,686	0.2%
Lightning Midco, LLC (dba Vector Solutions)(4)(7)(21)	First lien senior secured loan	L + 5.50%	11/21/2025	114,627	113,527	113,480	2.8%
Lightning Midco, LLC (dba Vector Solutions)(4)(7)(13)(15)(21)	First lien senior secured delayed draw term loan	L + 5.50%	11/23/2020	9,490	9,237	9,223	0.2%

Owl Rock Capital Corporation

Consolidated Schedules of Investments

As of March 31, 2019

(Amounts in thousands, except share amounts)

(Unaudited)

Company(1)(17)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(3)(23)	Fair Value	Percentage of Net Assets
Lightning Midco, LLC (dba Vector Solutions)(4)(7)(13)(21)	First lien senior secured revolving loan	L + 5.50%	11/21/2023	5,372	5,248	5,238	0.1%
MINDBODY, Inc.(4)(5)(21)	First lien senior secured loan	L + 7.00%	2/14/2025	57,679	57,110	57,102	1.4%
MINDBODY, Inc.(4)(13)(14)(21)	First lien senior secured revolving loan	L + 7.00%	2/14/2025	-	(60)	(61)	-%
Trader Interactive, LLC (fka Dominion Web Solutions, LLC)(4)(5)(21)	First lien senior secured loan	L + 6.50%	6/17/2024	134,964	133,437	134,289	3.3%
Trader Interactive, LLC (fka Dominion Web Solutions, LLC)(4)(13)(14)(21)	First lien senior secured revolving loan	L + 6.50%	6/15/2023	-	(69)	(32)	-%
				656,330	647,013	645,003	15.7%
Leisure and entertainment
Capital Sports Holdings Inc. (dba Ottawa Senators)(4)(9)(16)	First lien senior secured loan	C + 5.25%	6/22/2024	14,970	15,077	14,596	0.4%
Troon Golf, L.L.C.(4)(7)(10)(12)(21)	First lien senior secured term loan A and B	L + 6.00% (TLA: L + 3.5%; TLB: L + 6.6%)	3/29/2025	179,080	176,902	179,080	4.4%
Troon Golf, L.L.C.(4)(13)(14)(21)	First lien senior secured revolving loan	L + 6.00%	3/29/2025	-	(162)	-	-%
UFC Holdings, LLC(4)(5)(19)	Second lien senior secured loan	L + 7.50%	8/18/2024	35,000	34,748	35,074	0.9%
				229,050	226,565	228,750	5.7%
Manufacturing
Ideal Tridon Holdings, Inc.(4)(7)(21)	First lien senior secured loan	L + 6.50%	7/31/2023	46,459	45,768	45,995	1.1%
Ideal Tridon Holdings, Inc.(4)(5)(13)(21)	First lien senior secured revolving loan	L + 6.50%	7/31/2022	3,954	3,889	3,905	0.1%
Professional Plumbing Group, Inc.(4)(7)(21)	First lien senior secured loan	L + 6.75%	4/16/2024	52,611	51,922	51,296	1.3%
Professional Plumbing Group, Inc.(4)(7)(13)(21)	First lien senior secured revolving loan	L + 6.75%	4/16/2024	4,429	4,321	4,207	0.1%
				107,453	105,900	105,403	2.6%
Oil and gas
Black Mountain Sand Eagle Ford LLC(4)(7)(21)	First lien senior secured loan	L + 10.25% PIK	8/17/2022	88,177	87,271	87,736	2.2%
Brigham Minerals, LLC(4)(5)(21)	First lien senior secured loan	L + 5.50%	7/27/2024	115,000	113,956	113,275	2.8%
Brigham Minerals, LLC(4)(5)(13)(15)(21)	First lien senior secured delayed draw term loan	L + 5.50%	10/27/2019	55,200	54,588	54,165	1.3%
Brigham Minerals, LLC(4)(13)(14)(21)	First lien senior secured revolving loan	L + 5.50%	7/27/2024	-	(82)	(138)	-%
Zenith Energy U.S. Logistics Holdings, LLC(4)(5)(21)	First lien senior secured loan	L + 5.50%	12/21/2024	85,365	83,854	83,657	2.1%
				343,742	339,587	338,695	8.4%

Owl Rock Capital Corporation

Consolidated Schedules of Investments

As of March 31, 2019

(Amounts in thousands, except share amounts)

(Unaudited)

Company(1)(17)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(3)(23)	Fair Value	Percentage of Net Assets
Professional services
AmSpec Services Inc.(4)(7)(21)	First lien senior secured loan	L + 5.75%	7/2/2024	102,523	100,911	99,960	2.4%
AmSpec Services Inc.(4)(8)(13)(21)	First lien senior secured revolving loan	P + 3.75%	7/2/2024	5,589	5,367	5,227	0.1%
Cardinal US Holdings, Inc.(4)(7)(16)(21)	First lien senior secured loan	L + 5.00%	7/31/2023	90,888	87,232	90,888	2.2%
DMT Solutions Global Corporation(4)(7)(21)	First lien senior secured loan	L + 7.00%	7/2/2024	53,900	51,951	51,744	1.3%
GC Agile Holdings Limited (dba Apex Fund Services)(4)(7)(16)(21)	First lien senior secured loan	L + 7.00%	6/15/2025	88,730	87,127	86,956	2.1%
GC Agile Holdings Limited (dba Apex Fund Services)(4)(7)(13)(15)(16)(21)	First lien senior secured multi-draw term loan	L + 7.00%	6/15/2020	23,659	23,240	23,058	0.6%
GC Agile Holdings Limited (dba Apex Fund Services)(4)(13)(14)(16)(21)	First lien senior secured revolving loan	L + 7.00%	6/15/2023	-	(280)	(208)	-%
Gerson Lehrman Group, Inc.(4)(5)(21)	First lien senior secured loan	L + 4.25%	12/12/2024	317,091	314,054	313,921	7.7%
Gerson Lehrman Group, Inc.(4)(13)(14)(21)	First lien senior secured revolving loan	L + 4.25%	12/12/2024	-	(210)	(221)	-%
				682,380	669,392	671,325	16.4%
Specialty retail
EW Holdco, LLC (dba European Wax)(4)(5)(21)	First lien senior secured loan	L + 4.50%	9/25/2024	57,213	56,681	56,354	1.4%
Galls, LLC(4)(5)(21)	First lien senior secured loan	L + 6.25%	1/31/2025	91,693	90,696	90,777	2.2%
Galls, LLC(4)(5)(13)(21)	First lien senior secured revolving loan	L + 6.25%	1/31/2024	10,842	10,569	10,631	0.3%
Galls, LLC(4)(5)(13)(15)(21)	First lien senior secured delayed draw term loan	L + 6.25%	1/31/2020	8,786	8,503	8,698	0.2%
				168,534	166,449	166,460	4.1%
Telecommunications
DB Datacenter Holdings Inc.(4)(5)(21)	Second lien senior secured loan	L + 7.50%	4/3/2025	35,000	34,551	34,475	0.8%
Transportation
Lytx, Inc.(4)(5)(21)	First lien senior secured loan	L + 6.75%	8/31/2023	44,022	42,973	44,022	1.1%
Lytx, Inc.(4)(13)(14)(21)	First lien senior secured revolving loan	L + 6.75%	8/31/2022	-	(42)	-	-%
Motus, LLC and Runzheimer International LLC(4)(7)(21)	First lien senior secured loan	L + 6.75%	1/17/2024	67,093	65,686	65,751	1.6%
Motus, LLC and Runzheimer International LLC(4)(13)(14)(21)	First lien senior secured revolving loan	L + 6.75%	1/17/2023	-	(104)	(110)	-%
Uber Technologies, Inc.(19)(21)(22)	Unsecured note	7.50%	11/1/2023	9,200	9,200	9,577	0.2%
Uber Technologies, Inc.(19)(21)(22)	Unsecured note	8.00%	11/1/2026	13,800	13,800	14,653	0.4%
				134,115	131,513	133,893	3.3%
Total non-controlled/non-affiliated portfolio company debt investments				6,853,862	6,735,940	6,728,250	164.9%

Owl Rock Capital Corporation

Consolidated Schedules of Investments

As of March 31, 2019

(Amounts in thousands, except share amounts)

(Unaudited)

Company(1)(17)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(3)(23)	Fair Value	Percentage of Net Assets

Equity Investments
Food and beverage
CM7 Restaurant Holdings, LLC(21)(22)	LLC Interest	N/A	N/A	340	340	269	-%
H-Food Holdings, LLC(21)(22)	LLC Interest	N/A	N/A	10,875	10,875	12,025	0.3%
				11,215	11,215	12,294	0.3%
Total non-controlled/non-affiliated portfolio company equity investments				11,215	11,215	12,294	0.3%
Total non-controlled/non-affiliated portfolio company investments				6,865,077	6,747,155	6,740,544	165.2%

Controlled/affiliated portfolio company investments
Equity Investments
Investment funds and vehicles
Sebago Lake LLC(11)(16)(18)(20)(22)		N/A	N/A	93,638	93,638	91,168	2.2%
Total controlled/affiliated portfolio company investments				93,638	93,638	91,168	2.2%
Total Investments				$6,958,715	$6,840,793	$6,831,712	167.4%

	Interest Rate Swaps as of March 31, 2019
	Company Receives	Company Pays	Maturity Date	Notional Amount	Hedged Instrument	Footnote Reference
Interest rate swap	4.75%	L + 2.545%	12/21/2021	$150,000	2023 Notes	Note 6
Total				$150,000

________________

(1)	Certain portfolio company investments are subject to contractual restrictions on sales.
(2)	Unless otherwise indicated, all investments are considered Level 3 investments.
(3)	The amortized cost represents the original cost adjusted for the amortization of discounts and premiums, as applicable, on debt investments using the effective interest method.
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

(5)	The interest rate on these loans is subject to 1 month LIBOR, which as of March 31, 2019 was 2.49%.
(6)	The interest rate on these loans is subject to 2 month LIBOR, which as of March 31, 2019 was 2.56%.
(7)	The interest rate on these loans is subject to 3 month LIBOR, which as of March 31, 2019 was 2.60%.
(8)	The interest rate on these loans is subject to Prime, which as of March 31, 2019 was 5.50%.
(9)	The interest rate on this loan is subject to 3 month Canadian Dollar Offered Rate (“CDOR” or “C”), which as of March 31, 2019 was 2.0%.
(10)

The Company may be entitled to receive additional interest as a result of an arrangement with other lenders in the syndication. In exchange for the higher interest rate, the “last-out” portion is at a greater risk of loss.

(11)	Investment measured at NAV.
(12)

The first lien term loan is comprised of two components: Term Loan A and Term Loan B. The Company's Term Loan A and Term Loan B principal amounts are $34.7 million and $144.4 million, respectively. Both Term Loan A and Term Loan B have the same maturity date. Interest disclosed reflects the blended rate of the first lien term loan. The Term Loan A represents a ‘first out’ tranche and the Term Loan B represents a ‘last out’ tranche. The ‘first out’ tranche has priority as to the ‘last out’ tranche with respect to payments of principal, interest and any amounts due thereunder.

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
(16)

This portfolio company is not a qualifying asset under Section 55(a) of the 1940 Act. Under the 1940 Act, the Company may not acquire any non-qualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of total assets. As of March 31, 2019, non-qualifying assets represented 5.1% of total assets as calculated in accordance with the regulatory requirements.

Owl Rock Capital Corporation

Consolidated Schedules of Investments

As of March 31, 2019

(Amounts in thousands, except share amounts)

(Unaudited)

(17)

Unless otherwise indicated, the Company’s portfolio companies are pledged as collateral supporting the amounts outstanding under the Revolving Credit Facility and SPV Asset Facilities. See Note 6 “Debt”.

(18)

As defined in the 1940 Act, the Company is deemed to be both an "Affiliated Person" and has "Control" of this portfolio company as the Company owns more than 25% of the portfolio company's outstanding voting securities or has the power to exercise control over management or policies of such portfolio company (including through a management agreement). Other than for purposes of the 1940 Act, the Company does not believe that it has control over this portfolio company. The Company’s investment in affiliates for the three months ended March 31, 2019, were as follows:

($ in thousands)	Fair value as of December 31, 2018	Gross Additions	Gross Reductions	Change in Unrealized Gains (Losses)	Fair value as of March 31, 2019	Dividend Income	Other Income
Controlled Affiliates
Sebago Lake LLC	$86,622	$2,500	$—	$2,046	$91,168	$2,697	$—
Total Controlled Affiliates	$86,622	$2,500	$—	$2,046	$91,168	$2,697	$—

(19)	Level 2 investment.
(20)	Investment is not pledged as collateral for the credit facilities.
(21)

Represents co-investment made with the Company’s affiliates in accordance with the terms of the exemptive relief that the Company received from the U.S. Securities and Exchange Commission. See Note 3 “Agreements and Related Party Transactions.”

(22)

Security acquired in transaction exempt from registration under the Securities Act of 1933, and may be deemed to be “restricted securities” under the Securities Act. As of March 31, 2019, the aggregate fair value of these securities is $127.7 million or 3.1% of the Company’s net assets. The acquisition dates of the restricted securities are as follows:

Portfolio Company	Investment	Acquisition Date
CM7 Restaurant Holdings, LLC	LLC Interest	May 21, 2018
H-Food Holdings, LLC	LLC Interest	November 23, 2018
Sebago Lake LLC*	LLC Interest	June 20, 2017
Uber Technologies, Inc.	Unsecured Notes	October 18, 2018
Uber Technologies, Inc.	Unsecured Notes	October 18, 2018

* Refer to Note 4 “Investments – Sebago Lake LLC,” for further information.

(23)

As of March 31, 2019, the net estimated unrealized loss for U.S. federal income tax purposes was $23.6 million based on a tax cost basis of $6.9 billion. As of March 31, 2019, the estimated aggregate gross unrealized loss for U.S. federal income tax purposes was $55.3 million and the estimated aggregate gross unrealized gain for U.S. federal income tax purposes was $31.7 million.

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

(5)	The interest rate on these loans is subject to 1 month LIBOR, which as of December 31, 2018 was 2.50%.
(6)	The interest rate on these loans is subject to 3 month LIBOR, which as of December 31, 2018 was 2.81%.
(7)	The interest rate on these loans is subject to 6 month LIBOR, which as of December 31, 2018 was 2.88%.
(8)	The interest rate on these loans is subject to Prime, which as of December 31, 2018 was 5.50%.
(9)	The interest rate on this loan is subject to 3-month Canadian Dollar Offered Rate (“CDOR” or “C”), which as of December 31, 2018 was 2.24%.
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

Owl Rock Capital Corporation

Consolidated Statements of Changes in Net Assets

(Amounts in thousands)

(Unaudited)

	For the Three Months Ended March 31,
	2019	2018
Increase (Decrease) in Net Assets Resulting from Operations
Net investment income (loss)	$96,005	$38,677
Net unrealized gain (loss)	18,452	5,441
Net realized gain (loss)	30	158
Net Increase (Decrease) in Net Assets Resulting from Operations	114,487	44,276
Distributions
Distributions declared from earnings(1)	(88,479)	(36,382)
Net Decrease in Net Assets Resulting from Shareholders' Distributions	(88,479)	(36,382)
Capital Share Transactions
Issuance of common shares	750,000	174,971
Reinvestment of distributions	39,461	18,514
Net Increase in Net Assets Resulting from Capital Share Transactions	789,461	193,485
Total Increase in Net Assets	815,469	201,379
Net Assets, at beginning of period	3,264,845	1,472,579
Net Assets, at end of period	$4,080,314	$1,673,958

________________

(1)	For the three months ended March 31, 2019 and 2018, distributions declared from earnings were derived from net investment income

The accompanying notes are an integral part of these consolidated financial statements.

Owl Rock Capital Corporation

Consolidated Statements of Cash Flows

(Amounts in thousands)

(Unaudited)

	For the Three Months Ended March 31,
	2019	2018
Cash Flows from Operating Activities
Net Increase (Decrease) in Net Assets Resulting from Operations	$114,487	$44,276
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash used in operating activities:
Purchases of investments, net	(1,110,981)	(862,914)
Proceeds from investments, net	89,870	234,005
Net amortization of discount on investments	(4,614)	(3,867)
Payment-in-kind interest	(3,631)	(1,114)
Net change in unrealized (gain) loss on investments	(18,474)	(5,441)
Net change in unrealized (gains) losses on translation of assets and liabilities in foreign currencies	22	—
Net realized (gain) loss	4	(158)
Amortization of debt issuance costs	1,972	1,095
Amortization of offering costs	14	213
Changes in operating assets and liabilities:
(Increase) decrease in receivable for investments sold	—	19,900
(Increase) decrease in interest receivable	(13,473)	(3,705)
(Increase) decrease in receivable from a controlled affiliate	5,403	998
(Increase) decrease in prepaid expenses and other assets	(2,089)	(343)
Increase (decrease) in management fee payable	1,137	883
Increase (decrease) in payables to affiliate	(872)	(1,268)
Increase (decrease) in payables for investments purchased	(3,180)	350
Increase (decrease) in accrued expenses and other liabilities	5,381	5,175
Net cash used in operating activities	(939,024)	(571,915)
Cash Flows from Financing Activities
Borrowings on debt	790,435	716,000
Payments on debt	(591,000)	(295,000)
Debt issuance costs	(308)	(3,032)
Proceeds from issuance of common shares	750,000	174,971
Offering costs paid	(44)	(164)
Cash distributions paid to shareholders	(38,889)	(15,031)
Net cash provided by financing activities	910,194	577,744
Net increase (decrease) in cash and restricted cash (restricted cash of $1,894 and $(683), respectively)	(28,830)	5,829
Cash and restricted cash, beginning of period (restricted cash of $6,013 and $2,638, respectively)	127,603	20,071
Cash and restricted cash, end of period (restricted cash of $4,119 and $3,321, respectively)	$98,773	$25,900

Supplemental and Non-Cash Information
Interest paid during the period	$25,973	$4,202
Distributions declared during the period	$88,479	$36,382
Reinvestment of distributions during the period	$39,461	$18,514
Distributions Payable	$88,479	$36,382
Excise taxes paid	$1,100	$210

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

Owl Rock Capital Corporation

Notes to Consolidated Financial Statements (Unaudited) - Continued

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

Notes to Consolidated Financial Statements (Unaudited) - Continued

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

Loans are generally placed on non-accrual status when there is reasonable doubt that principal or interest will be collected in full. Accrued interest is generally reversed when a loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment regarding collectability. Non-accrual loans are restored to accrual status when past due principal and interest is paid current and, in management’s judgment, are likely to remain current. Management may make exceptions to this treatment and determine to not place a loan on non-accrual status if the loan has sufficient collateral value and is in the process of collection. As of March 31, 2019, no investments are on non-accrual status.

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

Owl Rock Capital Corporation

Notes to Consolidated Financial Statements (Unaudited) - Continued

Income Taxes

The Company has elected to be treated as a BDC under the 1940 Act. The Company has elected to be treated as a RIC under the Code beginning with its taxable year ending December 31, 2016 and intends to continue to qualify as a RIC. So long as the Company maintains its tax treatment as a RIC, it generally will not pay corporate-level U.S. federal income taxes on any ordinary income or capital gains that it distributes at least annually to its shareholders as dividends. Instead, any tax liability related to income earned and distributed by the Company represents obligations of the Company’s investors and will not be reflected in the consolidated financial statements of the Company.

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

The Company evaluates tax positions taken or expected to be taken in the course of preparing its consolidated financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions not deemed to meet the “more-likely-than-not” threshold are reserved and recorded as a tax benefit or expense in the current year. All penalties and interest associated with income taxes are included in income tax expense. Conclusions regarding tax positions are subject to review and may be adjusted at a later date based on factors including, but not limited to, on-going analyses of tax laws, regulations and interpretations thereof. There were no material uncertain tax positions through December 31, 2018. The 2015 through 2017 tax years remain subject to examination by U.S. federal, state and local tax authorities.

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

Owl Rock Capital Corporation

Notes to Consolidated Financial Statements (Unaudited) - Continued

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

Management has adopted the aforementioned accounting pronouncements and does not believe that they had a material effect on the accompanying consolidated financial statements.

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

For the three months ended March 31, 2019 and 2018 the Company incurred expenses of approximately $1.3 million and $0.7  million, respectively, for costs and expenses reimbursable to the Adviser under the terms of the Administration Agreement.

As of March 31, 2019 and December 31, 2018, amounts reimbursable to the Adviser pursuant to the Administration Agreement were $1.9 million and $2.8 million, respectively.

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

The management fee is payable quarterly in arrears. Prior to the future quotation or listing of the Company’s securities on a national securities exchange (an “Exchange Listing”) or the future quotation or listing of its securities on any other public trading market, the management fee is payable at an annual rate of 0.75% of the Company’s (i) average gross assets, excluding cash and cash equivalents but including assets purchased with borrowed amounts, at the end of the Company’s two most recently completed calendar quarters plus (ii) the average of any remaining unfunded Capital Commitments at the end of the two most recently completed calendar quarters. Following an Exchange Listing, the management fee is payable at an annual rate of 1.5% of the Company’s average gross assets excluding cash and cash equivalents but including assets purchased with borrowed amounts, at the end of the two most recently completed calendar quarters. The management fee for any partial month or quarter, as the case may be, will be appropriately prorated and adjusted for any share issuances or repurchases during the relevant calendar months or quarters, as the case may be.

For the three months ended March 31, 2019 and 2018, management fees were $15.2 million and $12.0 million, respectively.

Pursuant to the Investment Advisory Agreement, the Adviser will not be entitled to an incentive fee prior to an Exchange Listing. Following an Exchange Listing, the incentive fee will consist of two components that are independent of each other, with the result that one component may be payable even if the other is not. A portion of the incentive fee is based on the Company’s pre-incentive fee net investment income and a portion is based on the Company’s capital gains. The portion of the incentive fee based on pre-incentive fee net investment income is determined and paid quarterly in arrears commencing with the first calendar quarter following an Exchange Listing, and equals 100% of the pre-incentive fee net investment income in excess of a 1.5% quarterly “hurdle rate,” until the Adviser has received 17.5% of the total pre-incentive fee net investment income for that calendar quarter and, for pre-incentive fee net investment income in excess of 1.82% quarterly, 17.5% of all remaining pre-incentive fee net investment income for that calendar quarter.

The second component of the incentive fee, the capital gains incentive fee, payable at the end of each calendar year in arrears, equals 17.5% of cumulative realized capital gains from the date on which the Exchange Listing becomes effective (the “Listing Date”) to the end of each calendar year, less cumulative realized capital losses and unrealized capital depreciation from the Listing Date to the end of each calendar year, less the aggregate amount of any previously paid capital gains incentive fee for prior periods. In no event will the capital gains incentive fee payable pursuant to the Investment Advisory Agreement be in excess of the amount permitted by the Advisers Act, including Section 205 thereof.

There was no incentive fee for the three months ended March 31, 2019 and 2018.

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

Investments at fair value and amortized cost consisted of the following as of March 31, 2019 and December 31, 2018:

	March 31, 2019		December 31, 2018
($ in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
First-lien senior secured debt investments	$5,582,703	$5,579,004	$4,566,573	$4,554,835
Second-lien senior secured debt investments	1,130,237	1,125,016	1,119,507	1,109,366
Unsecured debt investments	23,000	24,230	23,000	22,183
Equity investments	11,215	12,294	11,215	11,063
Investment funds and vehicles(1)	93,638	91,168	91,138	86,622
Total Investments	$6,840,793	$6,831,712	$5,811,433	$5,784,069

________________

(1)	Includes equity investment in Sebago Lake. See below, within Note 4, for more information regarding Sebago Lake.

Owl Rock Capital Corporation

Notes to Consolidated Financial Statements (Unaudited) - Continued

The industry composition of investments based on fair value as of March 31, 2019 and December 31, 2018 was as follows:

	March 31, 2019	December 31, 2018
Advertising and media	3.6%	4.2%
Aerospace and defense	1.5	—
Automotive	2.2	2.6
Buildings and real estate	6.2	5.2
Business services	8.8	7.6
Chemicals	3.5	1.7
Consumer products	3.5	1.8
Containers and packaging	0.6	0.7
Distribution	9.2	10.6
Education	2.6	3.0
Energy equipment and services	1.4	1.6
Financial services	1.5	1.9
Food and beverage	7.2	8.4
Healthcare providers and services	8.1	6.5
Healthcare technology	0.6	0.7
Household products	0.8	0.9
Infrastructure and environmental services	2.9	3.4
Insurance	0.6	0.6
Internet software and services	9.4	9.5
Investment funds and vehicles (1)	1.3	1.5
Leisure and entertainment	3.3	3.8
Manufacturing	1.5	1.8
Oil and gas	5.0	4.9
Professional services	9.8	11.4
Specialty retail	2.4	2.8
Telecommunications	0.5	0.6
Transportation	2.0	2.3
Total	100.0%	100.0%

________________

(1)	Includes equity investment in Sebago Lake. See below, within Note 4, for more information regarding Sebago Lake.

The geographic composition of investments based on fair value as of March 31, 2019 and December 31, 2018 was as follows:

	March 31, 2019	December 31, 2018
United States:
Midwest	17.4%	17.3%
Northeast	20.4	22.0
South	39.9	36.7
West	18.6	20.1
Belgium	1.3	1.6
Canada	0.8	0.9
United Kingdom	1.6	1.4
Total	100.0%	100.0%

Sebago Lake LLC

Sebago Lake, a Delaware limited liability company, was formed as a joint venture between the Company and The Regents of the University of California (“Regents”) and commenced operations on June 20, 2017. Sebago Lake’s principal purpose is to make investments, primarily in senior secured loans that are made to middle-market companies or in broadly syndicated loans. Both the Company and Regents (the “Members”) have a 50% economic ownership in Sebago Lake. Except under certain circumstances,

Owl Rock Capital Corporation

Notes to Consolidated Financial Statements (Unaudited) - Continued

contributions to Sebago Lake cannot be redeemed. Each of the Members initially agreed to contribute up to $100 million to Sebago Lake. On July 26, 2018, each of the Members increased their contribution to Sebago Lake up to an aggregate of $125 million. As of March 31, 2019, each Member has funded $93.6 million of their $125 million commitments. Sebago Lake is managed by the Members, each of which have equal voting rights. Investment decisions must be approved by each of the Members.

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

During 2018, the Company acquired one investment from Sebago Lake at fair market value. The transaction generated a realized gain of $0.1 million for Sebago Lake. During 2017, the Company sold its investment in three portfolio companies at fair market value to Sebago Lake generating a realized gain of $0.5 million.

As of March 31, 2019 and December 31, 2018, Sebago Lake had total investments in senior secured debt at fair value of $481.0 million and $531.5 million, respectively. The determination of fair value is in accordance with ASC 820; however, such fair value is not included in the Board’s valuation process described herein. The following table is a summary of Sebago Lake’s portfolio as well as a listing of the portfolio investments in Sebago Lake’s portfolio as of March 31, 2019 and December 31, 2018:

($ in thousands)	March 31, 2019	December 31, 2018
Total senior secured debt investments(1)	$490,749	$545,553
Weighted average spread over LIBOR(1)	4.69%	4.66%
Number of portfolio companies	16	16
Largest funded investment to a single borrower(1)	$49,643	$49,768

________________

(1)	At par.

Owl Rock Capital Corporation

Notes to Consolidated Financial Statements (Unaudited) - Continued

Sebago Lake's Portfolio as of March 31, 2019 ($ in thousands)
Company(1)(2)(4)(5)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(3)	Fair Value	Percentage of Members' Equity
Debt Investments
Aerospace and defense
Applied Composites Holdings, LLC (fka AC&A Enterprises Holdings, LLC)(7)	First lien senior secured loan	L + 5.50%	12/21/2023	$35,457	$34,875	$34,713	19.0%
Applied Composites Holdings, LLC (fka AC&A Enterprises Holdings, LLC)(9)(10)(12)	First lien senior secured revolving loan	L + 5.50%	12/21/2022	-	(45)	(63)	-%
Space Exploration Technologies Corp.(6)	First lien senior secured loan	L + 4.25%	11/21/2025	24,938	24,699	24,688	13.5%
				60,395	59,529	59,338	32.5%
Education
SSH Group Holdings, Inc. (dba Stratford School)(6)	First lien senior secured loan	L + 4.25%	7/30/2025	34,825	34,728	34,303	18.8%
Food and beverage
DecoPac, Inc.(7)	First lien senior secured loan	L + 4.25%	9/30/2024	21,107	21,024	21,021	11.5%
DecoPac, Inc.(9)(10)(12)	First lien senior secured revolving loan	L + 4.25%	9/29/2023	-	(13)	(14)	-%
FQSR, LLC (dba KBP Investments)(7)	First lien senior secured loan	L + 5.50%	5/14/2023	24,694	24,381	24,268	13.3%
FQSR, LLC (dba KBP Investments)(7)(9)(11)(12)	First lien senior secured delayed draw term loan	L + 5.50%	5/14/2020	3,305	3,229	3,199	1.8%
Give & Go Prepared Foods Corp.(7)	First lien senior secured loan	L + 4.25%	7/29/2023	24,625	24,578	22,470	12.3%
Sovos Brands Intermediate, Inc.(6)	First lien senior secured loan	L + 5.00%	7/20/2025	44,888	44,467	44,446	24.4%
				118,619	117,666	115,390	63.3%
Healthcare equipment and services
Cadence, Inc.(6)	First lien senior secured loan	L + 4.50%	5/21/2025	24,537	23,991	23,678	13.0%
Cadence, Inc.(9)(10)(12)	First lien senior secured revolving loan	L + 4.50%	5/21/2025	-	(152)	(220)	(0.1)%
				24,537	23,839	23,458	12.9%
Healthcare technology
VVC Holdings Corp.(7)(8)	First lien senior secured loan	L + 4.50%	2/11/2026	20,000	19,604	19,700	10.8%
Infrastructure and environmental services
CHA Holding, Inc.(7)	First lien senior secured loan	L + 4.50%	4/10/2025	24,813	24,713	24,701	13.5%
CHA Holding, Inc.(9)(10)(11)(12)	First lien senior secured delayed draw term loan	L + 4.50%	10/10/2019	-	(23)	(24)	-%
				24,813	24,690	24,677	13.5%
Insurance
Integro Parent Inc.(7)	First lien senior secured loan	L + 5.75%	10/28/2022	44,540	44,353	44,016	24.1%
Integro Parent Inc.(9)(10)(12)	First lien senior secured revolving loan	L + 4.50%	10/30/2021	-	(23)	(59)	-%

Owl Rock Capital Corporation

Notes to Consolidated Financial Statements (Unaudited) - Continued

Sebago Lake's Portfolio as of March 31, 2019 ($ in thousands)
Company(1)(2)(4)(5)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(3)	Fair Value	Percentage of Members' Equity
USRP Holdings, Inc. (dba U.S. Retirement and Benefits Partners)(7)	First lien senior secured loan	L + 4.25%	3/29/2025	34,735	33,970	33,764	18.6%
USRP Holdings, Inc. (dba U.S. Retirement and Benefits Partners)(7)(9)(12)	First lien senior secured revolving loan	L + 4.25%	3/29/2023	1,250	1,100	1,063	0.6%
USRP Holdings, Inc. (dba U.S. Retirement and Benefits Partners)(7)(9)(11)	First lien senior secured delayed draw term loan	L + 4.25%	3/29/2020	6,132	5,945	5,888	3.2%
Worley Claims Services, LLC(6)	First lien senior secured loan	L + 5.50%	8/7/2022	29,494	29,263	29,317	16.1%
Worley Claims Services, LLC(6)(9)(12)	First lien senior secured delayed draw term loan	L + 5.50%	8/7/2022	1,966	1,950	1,954	1.1%
				118,117	116,558	115,943	63.7%
Internet software and services
DigiCert, Inc.(6)(8)	First lien senior secured loan	L + 4.00%	10/31/2024	49,643	49,390	48,650	26.7%
Manufacturing
Engineered Machinery Holdings(7)	First lien senior secured loan	L + 4.25%	7/19/2024	14,963	14,671	14,663	8.0%
Transportation
Uber Technologies, Inc.(6)(8)	First lien senior secured loan	L + 4.00%	4/4/2025	24,837	24,688	24,850	13.6%
Total Debt Investments				$490,749	$485,363	$480,972	263.8%
Total Investments				$490,749	$485,363	$480,972	263.8%

________________

(1)	Certain portfolio company investments are subject to contractual restrictions on sales.
(2)	Unless otherwise indicated, Sebago Lake’s investments are pledged as collateral supporting the amounts outstanding under Sebago Lake’s credit facility.
(3)	The amortized cost represents the original cost adjusted for the amortization of discounts and premiums, as applicable, on debt investments using the effective interest method.
(4)	Unless otherwise indicated, all investments are considered Level 3 investments.
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

(6)	The interest rate on these loans is subject to 1 month LIBOR, which as of March 31, 2019 was 2.49%.
(7)	The interest rate on these loans is subject to 3 month LIBOR, which as of March 31, 2019 was 2.60%.
(8)	Level 2 investment.
(9)	Position or portion thereof is an unfunded loan commitment.
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

(13)	The date disclosed represents the commitment period of the unfunded term loan. Upon expiration of the commitment period, the funded portion of the term loan may be subject to a longer maturity date.
(14)	Investment is not pledged as collateral under Sebago Lake’s credit facility.

Owl Rock Capital Corporation

Notes to Consolidated Financial Statements (Unaudited) - Continued

Below is selected balance sheet information for Sebago Lake as of March 31, 2019 and December 31, 2018:

($ in thousands)	March 31, 2019 (Unaudited)	December 31, 2018
Assets
Investments at fair value (amortized cost of $485,363 and $540,076, respectively)	$480,972	$531,515
Cash	23,146	13,487
Interest receivable	1,091	1,925
Prepaid expenses and other assets	259	455
Total Assets	$505,468	$547,382
Liabilities
Debt (net of unamortized debt issuance costs of $5,003 and $5,368, respectively)	$314,976	$356,611
Loan origination and structuring fees payable	—	4,871
Distributions payable	5,394	6,460
Accrued expenses and other liabilities	2,761	6,196
Total Liabilities	$323,131	374,138
Members' Equity
Members' Equity	182,337	173,244
Members' Equity	182,337	173,244
Total Liabilities and Members' Equity	$505,468	$547,382

Below is selected statement of operations information for Sebago Lake for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31,
($ in thousands)	2019	2018
Investment Income
Interest income	$10,396	$6,159
Other income	68	93
Total Investment Income	10,464	6,252
Expenses
Loan origination and structuring fee	—	1,183
Interest expense	4,633	2,624
Professional fees	180	189
Total Expenses	4,813	3,996
Net Investment Income Before Taxes	5,651	2,256
Taxes	334	—
Net Investment Income After Taxes	$5,317	$2,256
Net Realized and Unrealized Gain (Loss) on Investments
Net Unrealized Gain (Loss) on Investments	4,170	260
Total Net Unrealized Gain (Loss) on Investments	4,170	260
Net Increase in Members' Equity Resulting from Operations	$9,487	$2,516

Loan Origination and Structuring Fees

If the loan origination and structuring fees earned by Sebago Lake during a fiscal year exceed Sebago Lake’s expenses and other obligations (excluding financing costs), such excess is allocated to the Member(s) responsible for the origination of the loans pro rata in accordance with the total loan origination and structuring fees earned by Sebago Lake with respect to the loans originated by such Member; provided, that in no event will the amount allocated to a Member exceed 1% of the par value of the loans originated by such Member in any fiscal year. The loan origination and structuring fee is accrued quarterly and included in other income from controlled, affiliated investments on the Company’s Consolidated Statements of Operations and paid annually. On February 27, 2019, the Members agreed to amend the terms of Sebago Lake’s operating agreement to eliminate the allocation of excess loan origination and

Owl Rock Capital Corporation

Notes to Consolidated Financial Statements (Unaudited) - Continued

structuring fees to the Members. As such, for the three months ended March 31, 2019 and we accrued no income based on loan origination and structuring fees. As of March 31, 2018, we accrued and received income based on loan origination and structuring fees of $1.2 million.

Note 5. Fair Value of Investments

Investments

The following tables present the fair value hierarchy of investments as of March 31, 2019 and December 31, 2018:

	Fair Value Hierarchy as of March 31, 2019
($ in thousands)	Level 1	Level 2	Level 3	Total
First-lien senior secured debt investments	$—	$40,310	$5,538,694	$5,579,004
Second-lien senior secured debt investments	—	35,074	1,089,942	1,125,016
Unsecured debt investments	—	24,230	—	24,230
Equity investments	—	—	12,294	12,294
Subtotal	$—	$99,614	$6,640,930	$6,740,544
Investments measured at NAV(1)	—	—	—	91,168
Total Investments at fair value	$—	$99,614	$6,640,930	$6,831,712

________________

(1)	Includes equity investment in Sebago Lake.

	Fair Value Hierarchy as of December 31, 2018
($ in thousands)	Level 1	Level 2	Level 3	Total
First-lien senior secured debt investments	$—	$—	$4,554,835	$4,554,835
Second-lien senior secured debt investments	—	34,493	1,074,873	1,109,366
Unsecured debt investments	—	22,183	—	22,183
Equity investments	—	—	11,063	11,063
Subtotal	$—	$56,676	$5,640,771	$5,697,447
Investments measured at NAV(1)	—	—	—	86,622
Total Investments at fair value	$—	$56,676	$5,640,771	$5,784,069

________________

(1)	Includes equity investment in Sebago Lake.

Owl Rock Capital Corporation

Notes to Consolidated Financial Statements (Unaudited) - Continued

The following tables present changes in the fair value of investments for which Level 3 inputs were used to determine the fair value as of and for the three months ended March 31, 2019 and 2018:

	As of and for the Three Months Ended March 31, 2019
($ in thousands)	First-lien senior secured debt investments	Second-lien senior secured debt investments	Equity investments	Total
Fair value, beginning of period	$4,554,835	$1,074,873	$11,063	$5,640,771
Purchases of investments, net(1)	1,092,134	10,238	—	1,102,372
Proceeds from investments, net	(80,023)	—	—	(80,023)
Net change in unrealized gain (loss)	7,679	4,349	1,231	13,259
Net realized gains (losses)	(4)	—	—	(4)
Net amortization of discount on investments	4,109	482	—	4,591
Transfers into (out of) Level 3(2)	(40,036)	—	—	(40,036)
Fair value, end of period	$5,538,694	$1,089,942	$12,294	$6,640,930

________________

(1)	Purchases may include payment-in-kind (“PIK”).
(2)	Transfers between levels, if any, are recognized at the beginning of the quarter in which the transfers occur.

	As of and for the Three Months Ended March 31, 2018
($ in thousands)	First-lien senior secured debt investments	Second-lien senior secured debt investments	Equity investments	Total
Fair value, beginning of period	$1,612,191	$633,879	$2,760	$2,248,830
Purchases of investments, net(1)	563,402	283,734	—	847,136
Proceeds from investments, net	(129,163)	(57,000)	—	(186,163)
Net change in unrealized gain (loss)	6,499	(684)	—	5,815
Net realized gains (losses)	158	—		158
Net amortization of discount on investments	2,166	1,385	—	3,551
Transfers into (out of) Level 3(2)	(59,698)	—	—	(59,698)
Fair value, end of period	$1,995,555	$861,314	$2,760	$2,859,629

________________

(1)	Purchases may include payment-in-kind (“PIK”).
(2)	Transfers between levels, if any, are recognized at the beginning of the quarter in which the transfers occur.

The following tables present information with respect to net change in unrealized gains on investments for which Level 3 inputs were used in determining the fair value that are still held by the Company for the three months ended March 31, 2019 and 2018:

($ in thousands)	Net change in unrealized gain (loss) for the Three Months Ended March 31, 2019 on Investments Held at March 31, 2019	Net change in unrealized gain (loss) for the Three Months Ended March 31, 2018 on Investments Held at March 31, 2018
First-lien senior secured debt investments	$7,676	$6,944
Second-lien senior secured debt investments	4,348	(365)
Equity investments	1,231	—
Total Investments	$13,255	$6,579

Owl Rock Capital Corporation

Notes to Consolidated Financial Statements (Unaudited) - Continued

The following tables present quantitative information about the significant unobservable inputs of the Company’s Level 3 investments as of March 31, 2019 and December 31, 2018. The tables are not intended to be all-inclusive but instead capture the significant unobservable inputs relevant to the Company’s determination of fair value.

	As of March 31, 2019
($ in thousands)	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)	Impact to Valuation from an Increase in Input
First-lien senior secured debt investments	$4,752,165	Yield Analysis	Market Yield	6.2%-14.1% (9.8%)	Decrease
	786,529	Recent Transaction	Transaction Price	93.0%-99.0% (97.5%)	Increase
Second-lien senior secured debt investments	$1,089,942	Yield Analysis	Market Yield	10.2%-18.0% (11.6%)	Decrease
Equity Investments	$12,294	Market Approach	EBITDA Multiple	7.0x - 11.5x (11.4x)	Increase

	As of December 31, 2018
($ in thousands)	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)	Impact to Valuation from an Increase in Input
First-lien senior secured debt investments(1)	$3,719,125	Yield Analysis	Market Yield	6.4%-13.9% (10.4%)	Decrease
	712,109	Recent Transaction	Transaction Price	97.5%-99.0% (98.7%)	Increase
Second-lien senior secured debt investments	$1,074,873	Yield Analysis	Market Yield	10.7%-19.5% (12.1%)	Decrease
Equity Investments	$188	Market Approach	EBITDA Multiple	7.25x	Increase
	10,875	Recent Transaction	Transaction Price	1.0	Increase

________________

(1)	Excludes investments with an aggregate fair value amounting to $123,601, which the Company valued using indicative bid prices obtained from brokers.

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

Owl Rock Capital Corporation

Notes to Consolidated Financial Statements (Unaudited) - Continued

Financial Instruments Not Carried at Fair Value

The fair value of the Company’s credit facilities, which are categorized as Level 3 within the fair value hierarchy as of March 31, 2019 and December 31, 2018, approximates their carrying value. Additionally, the carrying amounts of the Company’s assets and liabilities, other than investments at fair value, approximate fair value due to their short maturities.

Note 6. Debt

In accordance with the 1940 Act, with certain limitations, the Company is allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 200% (or 150% if certain conditions are met) after such borrowing. As of March 31, 2019 and December 31, 2018, the Company’s asset coverage was 245% and 225%, respectively.

Debt obligations consisted of the following as of March 31, 2019 and December 31, 2018:

	March 31, 2019
($ in thousands)	Aggregate Principal Committed	Outstanding Principal	Amount Available(1)	Net Carrying Value(2)
Subscription Credit Facility(3)	$900,000	$701,000	$180,621	$700,288
Revolving Credit Facility(4)	600,000	489,917	110,083	485,845
SPV Asset Facility I	400,000	400,000	—	396,549
SPV Asset Facility II	550,000	550,000	—	543,846
SPV Asset Facility III	500,000	500,000	—	495,402
2023 Notes(5)	150,000	150,000	—	147,875
Total Debt	$3,100,000	$2,790,917	$290,704	$2,769,805

________________

(1)	The amount available reflects any limitations related to each credit facility’s borrowing base.
(2)

The carrying value of the Company’s Subscription Credit Facility, Revolving Credit Facility, SPV Asset Facility I, SPV Asset Facility II, SPV Asset Facility III and the 2023 Notes are presented net of deferred unamortized debt issuance costs of $0.7 million, $4.1 million, $3.4 million, $6.2 million, $4.6 million and $1.7 million, respectively.

(3)	The amount available is reduced by $18.4 million of outstanding letters of credit.
(4)	Includes the unrealized translation gain (loss) on borrowings denominated in foreign currencies.
(5)	Inclusive of change in fair value of effective hedge.

	December 31, 2018
($ in thousands)	Aggregate Principal Committed	Outstanding Principal	Amount Available(1)	Net Carrying Value(2)
Subscription Credit Facility(3)	$900,000	$883,000	$4,487	$881,795
Revolving Credit Facility(4)	600,000	308,643	291,357	304,229
SPV Asset Facility I	400,000	400,000	—	396,352
SPV Asset Facility II	550,000	550,000	—	543,713
SPV Asset Facility III	500,000	300,000	200,000	294,995
2023 Notes(5)	150,000	150,000	—	146,633
Total Debt	$3,100,000	$2,591,643	$495,844	$2,567,717

________________

(1)	The amount available reflects any limitations related to each credit facility’s borrowing base.
(2)

The carrying value of the Company’s Subscription Credit Facility, Revolving Credit Facility, SPV Asset Facility I, SPV Asset Facility II, SPV Asset Facility III and the 2023 Notes are presented net of deferred unamortized debt issuance costs of $1.2 million, $4.4 million, $3.6 million, $6.3 million, $5.0 million and $1.8 million, respectively.

(3)	The amount available is reduced by $12.5 million of outstanding letters of credit.
(4)	Includes the unrealized translation gain (loss) on borrowings denominated in foreign currencies.
(5)	Inclusive of change in fair value of effective hedge.

Owl Rock Capital Corporation

Notes to Consolidated Financial Statements (Unaudited) - Continued

For the three months ended March 31, 2019 and 2018, the components of interest expense were as follows:

	For the Three Months Ended March 31,
($ in thousands)	2019	2018
Interest expense	$32,786	$10,962
Amortization of debt issuance costs	1,943	1,095
Total Interest Expense	$34,729	$12,057
Average interest rate	4.73%	3.63%
Average daily borrowings	$2,772,882	$1,146,078

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

Borrowings under the Subscription Credit Facility bear interest, at the Company’s election at the time of drawdown, at a rate per annum equal to (i) in the case of LIBOR rate loans, an adjusted LIBOR rate for the applicable interest period plus 1.60% or (ii) in the case of reference rate loans, the greatest of (A) a prime rate plus 0.60%, (B) the federal funds rate plus 1.10%, and (C) one-month LIBOR plus 1.60%.  Loans may be converted from one rate to another at any time at the Company’s election, subject to certain conditions.  The Company predominantly borrows utilizing LIBOR rate loans, generally electing one-month LIBOR upon borrowing. The Company also will pay an unused commitment fee of 0.25% per annum on the unused commitments.

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

Owl Rock Capital Corporation

Notes to Consolidated Financial Statements (Unaudited) - Continued

Transfers of interests in the Company by shareholders must comply with certain sections of the Subscription Credit Facility and the Company shall notify the Administrative Agent before such transfers take place. Such transfers may trigger mandatory prepayment obligations.

Revolving Credit Facility

On February 1, 2017, the Company entered into a senior secured revolving credit agreement (the “Original Revolving Credit Facility”).  On April 2, 2019, the Company amended the Senior Secured Revolving Credit Agreement (the “Amendment,” and the Original Revolving Credit Facility as amended by that certain First Amendment to Senior Secured Revolving Credit Agreement, dated as of July 17, 2017, the First Omnibus Amendment to Senior Secured Revolving Credit Agreement and Guarantee and Security Agreement, dated as of March 29, 2018, the Third Amendment to Senior Secured Revolving Credit Agreement, dated as of June 21, 2018, and the Amendment, the “Revolving Credit Facility”). The parties to the Revolving Credit Facility include the Company, as Borrower, the lenders from time to time parties thereto (each a “Lender” and collectively, the “Lenders”) and SunTrust Robinson Humphrey, Inc. and ING Capital LLC as Joint Lead Arrangers and Joint Book Runners, SunTrust Bank as Administrative Agent and ING Capital LLC as Syndication Agent.

The Revolving Credit Facility is guaranteed by OR Lending LLC, a subsidiary of the Company, and will be guaranteed by certain domestic subsidiaries of the Company that are formed or acquired by the Company in the future (collectively, the “Guarantors”). Proceeds of the Revolving Credit Facility may be used for general corporate purposes, including the funding of portfolio investments.

The maximum principal amount of the Revolving Credit Facility is $960 million (increased from $925 million on May 2, 2019; previously increased on April 2, 2019 from $600 million to $925 million), subject to availability under the borrowing base, which is based on the Company’s portfolio investments and other outstanding indebtedness. Maximum capacity under the Revolving Credit Facility may be increased to $1.5 billion (increased from $1.25 billion on April 2, 2019) through the exercise by the Borrower of an uncommitted accordion feature through which existing and new lenders may, at their option, agree to provide additional financing. The Revolving Credit Facility includes a $50 million limit for swingline loans and is secured by a perfected first-priority interest in substantially all of the portfolio investments held by the Company and each Guarantor, subject to certain exceptions.

The availability period under the Revolving Credit Facility will terminate on March 31, 2023 (“Revolving Credit Facility Commitment Termination Date”) and the Revolving Credit Facility will mature on April 2, 2024 (“Revolving Credit Facility Maturity Date”). During the period from the Revolving Credit Facility Commitment Termination Date to the Revolving Credit Facility Maturity Date, the Company will be obligated to make mandatory prepayments under the Revolving Credit Facility out of the proceeds of certain asset sales and other recovery events and equity and debt issuances.

The Company may borrow amounts in U.S. dollars or certain other permitted currencies. Amounts drawn under the Revolving Credit Facility will bear interest at either LIBOR plus 2.00%, or the prime rate plus 1.00%. The Company may elect either the LIBOR or prime rate at the time of drawdown, and loans may be converted from one rate to another at any time at the Company’s option, subject to certain conditions. The Company predominantly borrows utilizing LIBOR rate loans, generally electing one-month LIBOR upon borrowing. The Company also pays a fee of 0.375% on undrawn amounts under the Revolving Credit Facility.

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

Owl Rock Capital Corporation

Notes to Consolidated Financial Statements (Unaudited) - Continued

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

Amounts drawn will bear interest at LIBOR plus a spread of 2.25% until the six-month anniversary of the SPV Asset Facility I Closing Date, increasing to 2.50% thereafter, until the SPV Asset Facility I Commitment Termination Date.  After the SPV Asset Facility I Commitment Termination Date, amounts drawn will bear interest at LIBOR plus a spread of 2.75%, increasing to 3.00% on the first anniversary of the SPV Asset Facility I Commitment Termination Date. The Company predominantly borrows utilizing LIBOR rate loans, generally electing one-month LIBOR upon borrowing. After a ramp-up period, there is an unused fee of 0.75% per annum on the amount, if any, by which the undrawn amount under the SPV Asset Facility I exceeds 25% of the maximum principal amount of the SPV Asset Facility I. The SPV Asset Facility I contains customary covenants, including certain financial maintenance covenants, limitations on the activities of ORCC Financing, including limitations on incurrence of incremental indebtedness, and customary events of default. The SPV Asset Facility I is secured by a perfected first priority security interest in the assets of ORCC Financing and on any payments received by ORCC Financing in respect of those assets. Assets pledged to the SPV Lenders will not be available to pay the debts of the Company.

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

Amounts drawn bear interest at LIBOR (or, in the case of certain lenders that are commercial paper conduits, the lower of their cost of funds and LIBOR plus 0.25%) plus a spread of 2.25% increasing to 2.50% following the six-month anniversary of the SPV Asset Facility II Closing Date. The Company predominantly borrows utilizing LIBOR rate loans, generally electing one-month LIBOR upon borrowing. From the SPV Asset Facility II Closing Date to the SPV Asset Facility II Commitment Termination Date, there is a commitment fee ranging from 0.50% to 1.00% per annum on the undrawn amount, if any, of the revolving commitments in the SPV Asset Facility II. The SPV Asset Facility II contains customary covenants, including certain financial maintenance covenants,

Owl Rock Capital Corporation

Notes to Consolidated Financial Statements (Unaudited) - Continued

limitations on the activities of ORCC Financing II, including limitations on incurrence of incremental indebtedness, and customary events of default. The SPV Asset Facility II is secured by a perfected first priority security interest in the assets of ORCC Financing II and on any payments received by ORCC Financing II in respect of those assets. Assets pledged to the SPV Asset Facility II Lenders will not be available to pay the debts of the Company.

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

Amounts drawn bear interest at LIBOR (or, in the case of certain SPV Lenders III that are commercial paper conduits, the lower of (a) their cost of funds and (b) LIBOR, such LIBOR not to be lower than zero) plus a spread equal to 2.20% per annum, which spread will increase (a) on and after the end of the SPV Asset Facility III Revolving Period by 0.15% per annum if no event of default has occurred and (b) by 2.00% per annum upon the occurrence of an event of default (such spread, the “Applicable Margin”).  LIBOR may be replaced as a base rate under certain circumstances. The Company predominantly borrows utilizing LIBOR rate loans, generally electing one-month LIBOR upon borrowing. During the Revolving Period, ORCC Financing III will pay an undrawn fee ranging from 0.25% to 0.50% per annum on the undrawn amount, if any, of the revolving commitments in the SPV Asset Facility III.  During the Revolving Period, if the undrawn commitments are in excess of a certain portion (initially 50% and increasing to 75%) of the total commitments under the SPV Asset Facility III, ORCC Financing III will also pay a make-whole fee equal to the Applicable Margin multiplied by such excess undrawn commitment amount, reduced by the undrawn fee payable on such excess.  The SPV Asset Facility III contains customary covenants, including certain financial maintenance covenants, limitations on the activities of ORCC Financing III, including limitations on incurrence of incremental indebtedness, and customary events of default.  The SPV Asset Facility III is secured by a perfected first priority security interest in the assets of ORCC Financing III and on any payments received by ORCC Financing III in respect of those assets.  Assets pledged to the SPV Asset Facility III Lenders will not be available to pay the debts of the Company.

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

Owl Rock Capital Corporation

Notes to Consolidated Financial Statements (Unaudited) - Continued

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

In connection with the offering of the 2023 Notes, on December 21, 2017 the Company entered into a centrally cleared interest rate swap to continue to align the interest rates of its liabilities with its investment portfolio, which consists predominately of floating rate loans.  The notional amount of the interest rate swap is $150 million. The Company will receive fixed rate interest semi-annually at 4.75% and pay variable rate interest monthly based on 1-month LIBOR plus 2.545%. The interest rate swap matures on December 21, 2021. For the three months ended March 31, 2019, the Company made periodic payments totaling $1.9 million. Pursuant to ASC 815 Derivatives and Hedging, the interest expense related to the 2023 Notes is offset by the proceeds received from the interest rate swap. The swap adjusted interest expense is included as a component of interest expense on the Company’s Consolidated Statements of Operations. As of March 31, 2019, the interest rate swap had a fair value of $(0.4) million and is included as a component of accrued expenses and other liabilities on the Company’s Consolidated Statements of Assets and Liabilities.  The change in fair value of the interest rate swap is equally offset by the change in fair value of the 2023 Notes.

2024 Notes

On April 10, 2019, the Company issued $400 million aggregate principal amount of notes that mature on April 15, 2024 (the “2024 Notes”). The 2024 Notes bear interest at a rate of 5.250% per year, payable semi-annually on April 15 and October 15 of each year, commencing on October 15, 2019. The Company may redeem some or all of the 2024 Notes at any time, or from time to time, at a redemption price equal to the greater of (1) 100% of the principal amount of the 2024 Notes to be redeemed or (2) the sum of the present values of the remaining scheduled payments of principal and interest (exclusive of accrued and unpaid interest to the date of redemption) on the 2024 Notes to be redeemed, discounted to the redemption date on a semi-annual basis (assuming a 360-day year consisting of twelve 30-day months) using the applicable Treasury Rate plus 50 basis points, plus, in each case, accrued and unpaid interest to the redemption date; provided, however, that if we redeem any 2024 Notes on or after March 15, 2024 (the date falling one month prior to the maturity date of the 2024 Notes), the redemption price for the 2024 Notes will be equal to 100% of the principal amount of the 2024 Notes to be redeemed, plus accrued and unpaid interest, if any, to, but excluding, the date of redemption.

Subsequent to quarter-end, in connection with the issuance of the 2024 Notes, the Company entered into centrally cleared interest rate swaps to continue to align interest rates of its liabilities with the investment portfolio, which consists of predominantly floating rate loans. The notional amount of the interest rate swaps is $400 million. The Company will receive fixed rate interest at 5.25% and pay variable rate interest based on one-month LIBOR plus 2.937%. The interest rate swaps mature on April 10, 2024. Pursuant to ASC 815 Derivatives and Hedging, the interest expense related to the 2024 Notes is offset by the proceeds received from the interest rate swaps. The swap adjusted interest expense is included as a component of interest expense on the Company’s Consolidated Statements of Operations.

The Company used the net proceeds from the issuance of the 2024 Notes to pay down a portion of existing indebtedness under the Subscription Credit Facility.

Owl Rock Capital Corporation

Notes to Consolidated Financial Statements (Unaudited) - Continued

Note 7. Commitments and Contingencies

Portfolio Company Commitments

From time to time, the Company may enter into commitments to fund investments. As of March 31, 2019 and December 31, 2018, the Company had the following outstanding commitments to fund investments in current portfolio companies:

Portfolio Company	Investment	March 31, 2019	December 31, 2018
($ in thousands)
Accela, Inc.	First lien senior secured revolving loan	$2,384	$3,284
AmSpec Services Inc.	First lien senior secured revolving loan	8,873	12,084
Apptio, Inc.	First lien senior secured revolving loan	2,779	—
Aramsco, Inc.	First lien senior secured revolving loan	8,099	7,820
Associations, Inc.	First lien senior secured delayed draw term loan	29,781	37,226
Associations, Inc.	First lien senior secured revolving loan	11,543	11,543
Black Mountain Sand Eagle Ford LLC	First lien senior secured loan	—	40,500
Brigham Minerals, LLC	First lien senior secured delayed draw term loan	13,800	23,000
Brigham Minerals, LLC	First lien senior secured revolving loan	9,200	9,200
Carolina Beverage Group (fka Cold Spring Brewing Company)	First lien senior secured revolving loan	2,684	2,684
Cheese Acquisition, LLC	First lien senior secured delayed draw term loan	—	111,740
Cheese Acquisition, LLC	First lien senior secured revolving loan	16,364	16,364
CM7 Restaurant Holdings, LLC	First lien senior secured delayed draw term loan	7,155	7,155
CM7 Restaurant Holdings, LLC	First lien senior secured delayed draw term loan	2,003	2,003
ConnectWise, LLC	First lien senior secured revolving loan	16,549	—
Covenant Surgical Partners, Inc.	First lien senior secured delayed draw term loan	75,000	75,000
Douglas Products and Packaging Company LLC	First lien senior secured revolving loan	6,358	9,083
Endries Acquisition, Inc.	First lien senior secured delayed draw term loan	52,110	62,550
Endries Acquisition, Inc.	First lien senior secured revolving loan	20,700	20,250
Galls, LLC	First lien senior secured revolving loan	10,240	11,444
Galls, LLC	First lien senior secured delayed draw term loan	18,968	31,718
GC Agile Holdings Limited (dba Apex Fund Services)	First lien senior secured delayed draw term loan	—	36,038
GC Agile Holdings Limited (dba Apex Fund Services)	First lien senior secured multi-draw term loan	6,373	18,019
GC Agile Holdings Limited (dba Apex Fund Services)	First lien senior secured revolving loan	10,386	10,386
Genesis Acquisition Co. (dba Procare Software)	First lien senior secured delayed draw term loan	4,745	4,745
Genesis Acquisition Co. (dba Procare Software)	First lien senior secured revolving loan	2,637	2,637
Gerson Lehrman Group, Inc.	First lien senior secured revolving loan	22,114	23,415
Hillstone Environmental Partners, LLC	First lien senior secured revolving loan	4,458	—
Hometown Food Company	First lien senior secured revolving loan	4,024	4,235
Ideal Tridon Holdings, Inc.	First lien senior secured revolving loan	868	1,254

Owl Rock Capital Corporation

Notes to Consolidated Financial Statements (Unaudited) - Continued

Portfolio Company	Investment	March 31, 2019	December 31, 2018
IQN Holding Corp. (dba Beeline)	First lien senior secured revolving loan	15,532	15,532
KSLB Holdings, LLC (dba Sara Lee Frozen Bakery)	First lien senior secured revolving loan	8,160	7,800
Lightning Midco, LLC (dba Vector Solutions)	First lien senior secured delayed draw term loan	17,210	19,348
Lightning Midco, LLC (dba Vector Solutions)	First lien senior secured revolving loan	7,991	13,362
LineStar Integrity Services LLC	First lien senior secured delayed draw term loan	25,833	25,833
Lytx, Inc.	First lien senior secured revolving loan	2,033	2,033
Manna Development Group, LLC	First lien senior secured revolving loan	3,469	3,469
Mavis Tire Express Services Corp.	Second lien senior secured delayed draw term loan	23,456	23,456
MINDBODY, Inc.	First lien senior secured revolving loan	6,071	—
Motus, LLC and Runzheimer International LLC	First lien senior secured revolving loan	5,481	5,481
NMI Acquisitionco, Inc. (dba Network Merchants)	First lien senior secured revolving loan	220	220
Professional Plumbing Group, Inc.	First lien senior secured revolving loan	4,429	6,200
QC Supply, LLC	First lien senior secured revolving loan	—	497
RxSense Holdings, LLC	First lien senior secured revolving loan	8,094	—
Swipe Acquisition Corporation (dba PLI)	First lien senior secured delayed draw term loan	12,931	12,931
TC Holdings, LLC (dba TrialCard)	First lien senior secured delayed draw term loan	14,549	24,248
TC Holdings, LLC (dba TrialCard)	First lien senior secured revolving loan	4,613	4,194
Trader Interactive, LLC (fka Dominion Web Solutions, LLC)	First lien senior secured revolving loan	6,387	6,387
Troon Golf, L.L.C.	First lien senior secured revolving loan	14,426	14,426
TSB Purchaser, Inc. (dba Teaching Strategies, Inc.)	First lien senior secured revolving loan	4,239	4,239
Ultimate Baked Goods Midco, LLC	First lien senior secured revolving loan	4,765	5,082
WU Holdco, Inc. (dba Weiman Products, LLC)	First lien senior secured revolving loan	13,920	—
WU Holdco, Inc. (dba Weiman Products, LLC)	First lien senior secured delayed draw term loan	19,885	—
Total Unfunded Portfolio Company Commitments		$593,889	$790,115

The Company maintains sufficient borrowing capacity along with undrawn Capital Commitments to cover outstanding unfunded portfolio company commitments that the Company may be required to fund.

Other Commitments and Contingencies

As of March 31, 2019, the Company had $5.5 billion in total Capital Commitments from investors ($1.6 billion undrawn), of which $112.4 million is from executives of the Adviser ($32.5 million undrawn). These undrawn Capital Commitments will no longer remain in effect following the completion of an initial public offering of the Company’s common stock.

As of December 31, 2018, the Company had $5.5 billion in total Capital Commitments from investors ($2.4 billion undrawn), of which $112.4 million is from executives of the Adviser ($47.9 million undrawn). These undrawn Capital Commitments will no longer remain in effect following the completion of an initial public offering of the Company’s common stock.

From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of its business. At March 31, 2019, management was not aware of any pending or threatened litigation.

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

During the three months March 31, 2019, the Company delivered the following capital call notices to investors:

Capital Drawdown Notice Date	Common Share Issuance Date	Number of Common Shares Issued	Aggregate Offering Price ($ in millions)
March 8, 2019	March 21, 2019	19,267,823	$300.0
January 30, 2019	February 12, 2019	29,220,780	450.0
Total		48,488,603	$750.0

During the three months ended March 31, 2018, the Company delivered the following capital call notices to investors:

Capital Drawdown Notice Date	Common Share Issuance Date	Number of Common Shares Issued	Aggregate Offering Price ($ in millions)
March 5, 2018	March 16, 2018	11,347,030	$175.0
Total		11,347,030	$175.0

Distributions

The following table reflects the distributions declared on shares of the Company’s common stock during the three months ended March 31, 2019:

	March 31, 2019
Date Declared	Record Date	Payment Date	Distribution per Share
February 27, 2019	March 31, 2019	May 15, 2019	$0.33

The following table reflects the distributions declared on shares of the Company’s common stock during the three months ended March 31, 2018:

	March 31, 2018
Date Declared	Record Date	Payment Date	Distribution per Share
March 2, 2018	March 31, 2018	April 30, 2018	$0.33

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

Owl Rock Capital Corporation

Notes to Consolidated Financial Statements (Unaudited) - Continued

The following table reflects the common stock issued pursuant to the dividend reinvestment plan during the three months ended March 31, 2019:

Date Declared	Record Date	Payment Date	Shares
November 7, 2018	December 31, 2018	January 31, 2019	2,613,223

The following table reflects the common stock issued pursuant to the dividend reinvestment plan during the three months ended March 31, 2018:

Date Declared	Record Date	Payment Date	Shares
November 7, 2017	December 31, 2017	January 31, 2018	1,231,796

Repurchase Offers

During the three months ended March 31, 2019 and 2018, the Company did not make an offer to repurchase issued and outstanding shares.

Note 9. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per common share for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31,
($ in thousands, except per share amounts)	2019	2018
Increase (decrease) in net assets resulting from operations	$114,487	$44,276
Weighted average shares of common stock outstanding—basic and diluted	235,886,358	100,924,120
Earnings per common share-basic and diluted	$0.49	$0.44

Owl Rock Capital Corporation

Notes to Consolidated Financial Statements (Unaudited) - Continued

Note 10. Financial Highlights

The following are the financial highlights for a common share outstanding during the three months ended March 31, 2019 and 2018:

	For the Three Months Ended March 31,
($ in thousands, except share and per share amounts)	2019	2018
Per share data:
Net asset value, beginning of period	$15.10	$15.03
Net investment income(1)	0.41	0.38
Net realized and unrealized gain (loss)	0.08	0.06
Total from operations	0.49	0.44
Distributions declared from net investment income(2)	(0.33)	(0.33)
Total increase in net assets	0.16	0.11
Net asset value, end of period	$15.26	$15.14
Shares outstanding, end of period	267,306,663	110,538,421
Total Return(3)	3.3%	2.9%
Ratios / Supplemental Data(4)
Ratio of total expenses to average net assets(5)	6.0%	6.8%
Ratio of net investment income to average net assets(5)	10.5%	9.8%
Net assets, end of period	$4,080,314	$1,673,958
Weighted-average shares outstanding	235,886,358	100,924,120
Total capital commitments, end of period	$5,471,160	$5,471,943
Ratio of total contributed capital to total committed capital, end of period	71.1%	29.1%
Portfolio turnover rate	1.0%	8.2%

________________

(1)	The per share data was derived using the weighted average shares outstanding during the period.
(2)	The per share data was derived using actual shares outstanding at the date of the relevant transaction.
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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The information contained in this section should be read in conjunction with “ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS”.  This discussion contains forward-looking statements, which relate to future events or the future performance or financial condition of Owl Rock Capital Corporation and involves numerous risks and uncertainties, including, but not limited to, those described in our Form 10-K for the fiscal year December 31, 2018 and in “ITEM 1A. RISK FACTORS.” This discussion also should be read in conjunction with the “Cautionary Statement Regarding Forward Looking Statements” set forth on page 1 of this Quarterly Report on Form 10-Q. Actual results could differ materially from those implied or expressed in any forward-looking statements.

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

From March 3, 2016 (the “Initial Closing”) through March 2, 2018, we conducted private offerings (each, a “Private Offering”) of our common stock to accredited investors in reliance on exemptions from the registration requirements of the Securities Act of 1933, as amended. At the closing of each Private Offering, each investor made a capital commitment (a “Capital Commitment”) to purchase shares of our common stock pursuant to a subscription agreement entered into with the Company. Investors are required to fund drawdowns to purchase shares of our common stock up to the amount of their respective Capital Commitment on an as-needed basis each time we deliver a drawdown notice to our investors. As of March 31, 2019, we had $5.5 billion in total Capital Commitments from investors and have drawn $3.9 billion.  If we have not consummated a listing of our common stock on a national securities exchange (an "Exchange Listing") by March 3, 2021, the five-year anniversary of the Initial Closing, subject to extension for two additional one-year periods, in the sole discretion of the Board, the Board (subject to any necessary shareholder approvals and applicable requirements of the Investment Company Act of 1940 (the “1940 Act”)) will use its commercially reasonable efforts to wind down and/or liquidate and dissolve the Company in an orderly manner.

Placement activities were conducted by our officers and the Adviser. In addition, we entered into agreements with placement agents or broker-dealers to solicit investor Capital Commitments. Fees paid pursuant to these agreements are paid by our Adviser.

The Adviser also serves as investment adviser to Owl Rock Capital Corporation II. Owl Rock Capital Corporation II is a corporation formed under the laws of the State of Maryland that, like us, has elected to be treated as a business development company (“BDC”) under the 1940 Act. Owl Rock Capital Corporation II’s investment objective is similar to ours, which is to generate current income, and to a lesser extent, capital appreciation by targeting investment opportunities with favorable risk-adjusted returns. As of March 31, 2019, Owl Rock Capital Corporation II had raised gross proceeds of approximately $576.5 million, including seed capital contributed by the Adviser in September 2016 and approximately $10.0 million in gross proceeds raised from certain individuals and entities affiliated with the Adviser.

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

Our Investment Framework

We are a Maryland corporation organized primarily to originate and make loans to, and make debt and equity investments in, U.S. middle market companies. Our investment objective is to generate current income, and to a lesser extent, capital appreciation by targeting investment opportunities with favorable risk-adjusted returns. Since our Adviser and its affiliates began investment activities in April 2016 through March 31, 2019, our Adviser and its affiliates have originated $12.7 billion aggregate principal amount of investments, of which $11.4 billion of aggregate principal amount of investments prior to any subsequent exits or repayments, was retained by either us or a corporation or fund advised by our Adviser or its affiliates. We seek to generate current income primarily in U.S. middle market companies through direct originations of senior secured loans or originations of unsecured loans, subordinated loans or mezzanine loans and, to a lesser extent, investments in equity-related securities including warrants, preferred stock and similar forms of senior equity.

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

As of March 31, 2019, our average debt investment size in each of our portfolio companies was approximately $84.1 million based on fair value. As of March 31, 2019, our portfolio companies, excluding the investment in Sebago Lake and certain investments that fall outside of our typical borrower profile and represent 98.8%% of our total portfolio based on fair value, had weighted average annual revenue of $455 million and weighted average annual EBITDA of $80 million.

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

Revenues

We generate revenues primarily in the form of interest income from the investments we hold. In addition, we may generate income from dividends on either direct equity investments or equity interests obtained in connection with originating loans, such as options, warrants or conversion rights. Our debt investments typically have a term of three to ten years. As of March 31, 2019, 99.6% of our debt investments based on fair value bear interest at a floating rate, subject to interest rate floors, in certain cases. Interest on our debt investments is generally payable either monthly or quarterly.

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

Robust Demand for Debt Capital. We believe U.S. middle market companies will continue to require access to debt capital to refinance existing debt, support growth and finance acquisitions. In addition, we believe the large amount of uninvested capital held by funds of private equity firms, estimated by Preqin Ltd., an alternative assets industry data and research company, to be $1.26 trillion as of March 2019, will continue to drive deal activity. We expect that private equity sponsors will continue to pursue acquisitions and leverage their equity investments with secured loans provided by companies such as us.

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

Portfolio and Investment Activity

As of March 31, 2019, based on fair value, our portfolio consisted of 81.7% first lien senior secured debt investments, 16.5% second lien senior secured debt investments, 0.4% unsecured debt investments, 1.2% investment funds and vehicles, and 0.2% equity investments.

As of March 31, 2019, our weighted average total yield of the portfolio at fair value and amortized cost was 9.4% and 9.4%, respectively, and our weighted average yield of debt and income producing securities at fair value and amortized cost was 9.4% and 9.4%, respectively.

As of March 31, 2019 we had investments in 81 portfolio companies with an aggregate fair value of $6.8 billion.

Our investment activity for the three months ended March 31, 2019 and 2018 is presented below (information presented herein is at par value unless otherwise indicated).

	For the Three Months Ended March 31,
($ in thousands)	2019	2018
New investment commitments
Gross originations	$926,939	$1,112,532
Less: Sell downs	(14,875)	(170,259)
Total new investment commitments	$912,064	$942,273
Principal amount of investments funded:
First-lien senior secured debt investments	$814,764	$504,674
Second-lien senior secured debt investments	10,500	288,010
Equity investments	—	—
Investment funds and vehicles	2,500	8,793
Unsecured debt investments	—	—
Total principal amount of investments funded	$827,764	$801,477
Principal amount of investments sold or repaid:
First-lien senior secured debt investments	$(20,000)	$(95,128)
Second-lien senior secured debt investments	—	(57,000)
Equity investments	—	—
Investment funds and vehicles	—	—
Unsecured debt investments	—	—
Total principal amount of investments sold or repaid	$(20,000)	$(152,128)
Number of new investment commitments in new portfolio companies(1)	8	9
Average new investment commitment amount	$109,447	$86,819
Weighted average term for new investment commitments (in years)	6.2	6.6
Percentage of new debt investment commitments at floating rates	100.0%	100.0%
Percentage of new debt investment commitments at fixed rates	0.0%	0.0%
Weighted average interest rate of new investment commitments(2)	8.3%	9.1%
Weighted average spread over LIBOR of new floating rate investment commitments	5.7%	6.8%

________________

(1)	Number of new investment commitments represents commitments to a particular portfolio company.
(2)	Assumes each floating rate commitment is subject to the greater of the interest rate floor (if applicable) or 3-month LIBOR, which was 2.60% and 2.31% as of March 31, 2019 and 2018, respectively.

As of March 31, 2019 and December 31, 2018, our investments consisted of the following:

	March 31, 2019		December 31, 2018
($ in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
First-lien senior secured debt investments	$5,582,703	$5,579,004	$4,566,573	$4,554,835
Second-lien senior secured debt investments	1,130,237	1,125,016	1,119,507	1,109,366
Unsecured debt investments	23,000	24,230	23,000	22,183
Equity investments	11,215	12,294	11,215	11,063
Investment funds and vehicles(1)	93,638	91,168	91,138	86,622
Total Investments	$6,840,793	$6,831,712	$5,811,433	$5,784,069

________________

(1)	Includes investment in Sebago Lake.

The table below describes investments by industry composition based on fair value as of March 31, 2019 and December 31, 2018:

	March 31, 2019	December 31, 2018
Advertising and media	3.6%	4.2%
Aerospace and defense	1.5	—
Automotive	2.2	2.6
Buildings and real estate	6.2	5.2
Business services	8.8	7.6
Chemicals	3.5	1.7
Consumer products	3.5	1.8
Containers and packaging	0.6	0.7
Distribution	9.2	10.6
Education	2.6	3.0
Energy equipment and services	1.4	1.6
Financial services	1.5	1.9
Food and beverage	7.2	8.4
Healthcare providers and services	8.1	6.5
Healthcare technology	0.6	0.7
Household products	0.8	0.9
Infrastructure and environmental services	2.9	3.4
Insurance	0.6	0.6
Internet software and services	9.4	9.5
Investment funds and vehicles (1)	1.3	1.5
Leisure and entertainment	3.3	3.8
Manufacturing	1.5	1.8
Oil and gas	5.0	4.9
Professional services	9.8	11.4
Specialty retail	2.4	2.8
Telecommunications	0.5	0.6
Transportation	2.0	2.3
Total	100.0%	100.0%

________________

(1)	Includes investment in Sebago Lake.

The table below describes investments by geographic composition based on fair value as of March 31, 2019 and December 31, 2018:

	March 31, 2019	December 31, 2018
United States:
Midwest	17.4%	17.3%
Northeast	20.4	22.0
South	39.9	36.7
West	18.6	20.1
Belgium	1.3	1.6
Canada	0.8	0.9
United Kingdom	1.6	1.4
Total	100.0%	100.0%

The weighted average yields and interest rates of our investments at fair value as of March 31, 2019 and December 31, 2018 were as follows:

	March 31, 2019	December 31, 2018
Weighted average total yield of portfolio	9.4%	9.4%
Weighted average total yield of debt and income producing securities	9.4%	9.4%
Weighted average interest rate of debt securities	8.9%	9.0%
Weighted average spread over LIBOR of all floating rate investments	6.1%	6.3%

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

The following table shows the composition of our portfolio on the 1 to 5 rating scale as of March 31, 2019 and December 31, 2018:

	March 31, 2019		December 31, 2018
Investment Rating	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
($ in thousands)
1	$759,138	11.1%	$748,877	12.9%
2	5,658,352	82.8	4,665,758	80.7
3	414,222	6.1	369,434	6.4
4	—	—	—	—
5	—	—	—	—
Total	$6,831,712	100.0%	$5,784,069	100.0%

The following table shows the amortized cost of our performing and non-accrual debt investments as of March 31, 2019 and December 31, 2018:

	March 31, 2019		December 31, 2018
($ in thousands)	Amortized Cost	Percentage	Amortized Cost	Percentage
Performing	$6,735,940	100.0%	$5,709,080	100.0%
Non-accrual	—	—	—	—
Total	$6,735,940	100.0%	$5,709,080	100.0%

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

Sebago Lake LLC

Sebago Lake, a Delaware limited liability company, was formed as a joint venture between us and The Regents of the University of California (“Regents”) and commenced operations on June 20, 2017. Sebago Lake’s principal purpose is to make investments, primarily in senior secured loans that are made to middle-market companies or in broadly syndicated loans. Both we and Regents (the “Members”) have a 50% economic ownership in Sebago Lake. Except under certain circumstances, contributions to Sebago Lake cannot be redeemed. Each of the Members initially agreed to contribute up to $100 million to Sebago Lake. On July 26, 2018, each of the Members increased their contribution to Sebago Lake up to an aggregate of $125 million. As of March 31, 2019, each Member has funded $93.6 million of their respective $125 million commitments. Sebago Lake is managed by the Members, each of which have equal voting rights. Investment decisions must be approved by each of the Members.

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

During 2018, we acquired one investment from Sebago Lake at fair market value. The transaction generated a realized gain of $0.1 million for Sebago Lake. During 2017, we sold our investment in three portfolio companies at fair market value to Sebago Lake generating a realized gain of $0.5 million.

As of March 31, 2019 and December 31, 2018, Sebago Lake had total investments in senior secured debt at fair value of $481.0 million and $531.5 million, respectively. The determination of fair value is in accordance with ASC 820; however, such fair value is not included in our Board’s valuation process. The following table is a summary of Sebago Lake’s portfolio as well as a listing of the portfolio investments in Sebago Lake’s portfolio as of March 31, 2019 and December 31, 2018:

($ in thousands)	March 31, 2019	December 31, 2018
Total senior secured debt investments(1)	$490,749	$545,553
Weighted average spread over LIBOR(1)	4.69%	4.66%
Number of portfolio companies	16	16
Largest funded investment to a single borrower(1)	$49,643	$49,768

________________

(1)	At par.

Sebago Lake's Portfolio as of March 31, 2019 ($ in thousands)
Company(1)(2)(4)(5)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(3)	Fair Value	Percentage of Members' Equity
Debt Investments
Aerospace and defense
Applied Composites Holdings, LLC (fka AC&A Enterprises Holdings, LLC)(7)	First lien senior secured loan	L + 5.50%	12/21/2023	$35,457	$34,875	$34,713	19.0%
Applied Composites Holdings, LLC (fka AC&A Enterprises Holdings, LLC)(9)(10)(12)	First lien senior secured revolving loan	L + 5.50%	12/21/2022	-	(45)	(63)	-%
Space Exploration Technologies Corp.(6)	First lien senior secured loan	L + 4.25%	11/21/2025	24,938	24,699	24,688	13.5%
				60,395	59,529	59,338	32.5%
Education
SSH Group Holdings, Inc. (dba Stratford School)(6)	First lien senior secured loan	L + 4.25%	7/30/2025	34,825	34,728	34,303	18.8%
Food and beverage
DecoPac, Inc.(7)	First lien senior secured loan	L + 4.25%	9/30/2024	21,107	21,024	21,021	11.5%
DecoPac, Inc.(9)(10)(12)	First lien senior secured revolving loan	L + 4.25%	9/29/2023	-	(13)	(14)	-%
FQSR, LLC (dba KBP Investments)(7)	First lien senior secured loan	L + 5.50%	5/14/2023	24,694	24,381	24,268	13.3%
FQSR, LLC (dba KBP Investments)(7)(9)(11)(12)	First lien senior secured delayed draw term loan	L + 5.50%	5/14/2020	3,305	3,229	3,199	1.8%
Give & Go Prepared Foods Corp.(7)	First lien senior secured loan	L + 4.25%	7/29/2023	24,625	24,578	22,470	12.3%
Sovos Brands Intermediate, Inc.(6)	First lien senior secured loan	L + 5.00%	7/20/2025	44,888	44,467	44,446	24.4%
				118,619	117,666	115,390	63.3%
Healthcare equipment and services
Cadence, Inc.(6)	First lien senior secured loan	L + 4.50%	5/21/2025	24,537	23,991	23,678	13.0%
Cadence, Inc.(9)(10)(12)	First lien senior secured revolving loan	L + 4.50%	5/21/2025	-	(152)	(220)	(0.1)%
				24,537	23,839	23,458	12.9%
Healthcare technology
VVC Holdings Corp.(7)(8)	First lien senior secured loan	L + 4.50%	2/11/2026	20,000	19,604	19,700	10.8%
Infrastructure and environmental services
CHA Holding, Inc.(7)	First lien senior secured loan	L + 4.50%	4/10/2025	24,813	24,713	24,701	13.5%
CHA Holding, Inc.(9)(10)(11)(12)	First lien senior secured delayed draw term loan	L + 4.50%	10/10/2019	-	(23)	(24)	-%
				24,813	24,690	24,677	13.5%
Insurance
Integro Parent Inc.(7)	First lien senior secured loan	L + 5.75%	10/28/2022	44,540	44,353	44,016	24.1%
Integro Parent Inc.(9)(10)(12)	First lien senior secured revolving loan	L + 4.50%	10/30/2021	-	(23)	(59)	-%
USRP Holdings, Inc. (dba U.S. Retirement and Benefits Partners)(7)	First lien senior secured loan	L + 4.25%	3/29/2025	34,735	33,970	33,764	18.6%
USRP Holdings, Inc. (dba U.S. Retirement and Benefits Partners)(7)(9)(12)	First lien senior secured revolving loan	L + 4.25%	3/29/2023	1,250	1,100	1,063	0.6%

Sebago Lake's Portfolio as of March 31, 2019 ($ in thousands)
Company(1)(2)(4)(5)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(3)	Fair Value	Percentage of Members' Equity
USRP Holdings, Inc. (dba U.S. Retirement and Benefits Partners)(7)(9)(11)	First lien senior secured delayed draw term loan	L + 4.25%	3/29/2020	6,132	5,945	5,888	3.2%
Worley Claims Services, LLC(6)	First lien senior secured loan	L + 5.50%	8/7/2022	29,494	29,263	29,317	16.1%
Worley Claims Services, LLC(6)(9)(12)	First lien senior secured delayed draw term loan	L + 5.50%	8/7/2022	1,966	1,950	1,954	1.1%
				118,117	116,558	115,943	63.7%
Internet software and services
DigiCert, Inc.(6)(8)	First lien senior secured loan	L + 4.00%	10/31/2024	49,643	49,390	48,650	26.7%
Manufacturing
Engineered Machinery Holdings(7)	First lien senior secured loan	L + 4.25%	7/19/2024	14,963	14,671	14,663	8.0%
Transportation
Uber Technologies, Inc.(6)(8)	First lien senior secured loan	L + 4.00%	4/4/2025	24,837	24,688	24,850	13.6%
Total Debt Investments				$490,749	$485,363	$480,972	263.8%
Total Investments				$490,749	$485,363	$480,972	263.8%

________________

(1)	Certain portfolio company investments are subject to contractual restrictions on sales.
(2)	Unless otherwise indicated, Sebago Lake’s investments are pledged as collateral supporting the amounts outstanding under Sebago Lake’s credit facility.
(3)	The amortized cost represents the original cost adjusted for the amortization of discounts and premiums, as applicable, on debt investments using the effective interest method.
(4)	Unless otherwise indicated, all investments are considered Level 3 investments.
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

(6)	The interest rate on these loans is subject to 1 month LIBOR, which as of March 31, 2019 was 2.49%.
(7)	The interest rate on these loans is subject to 3 month LIBOR, which as of March 31, 2019 was 2.60%.
(8)	Level 2 investment.
(9)	Position or portion thereof is an unfunded loan commitment.
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

(13)	The date disclosed represents the commitment period of the unfunded term loan. Upon expiration of the commitment period, the funded portion of the term loan may be subject to a longer maturity date.
(14)	Investment is not pledged as collateral under Sebago Lake’s credit facility.

Below is selected balance sheet information for Sebago Lake as of March 31, 2019 and December 31, 2018:

($ in thousands)	March 31, 2019 (Unaudited)	December 31, 2018
Assets
Investments at fair value (amortized cost of $485,363 and $540,076, respectively)	$480,972	$531,515
Cash	23,146	13,487
Interest receivable	1,091	1,925
Prepaid expenses and other assets	259	455
Total Assets	$505,468	$547,382
Liabilities
Debt (net of unamortized debt issuance costs of $5,003 and $5,368, respectively)	$314,976	$356,611
Loan origination and structuring fees payable	—	4,871
Distributions payable	5,394	6,460
Accrued expenses and other liabilities	2,761	6,196
Total Liabilities	$323,131	374,138
Members' Equity
Members' Equity	182,337	173,244
Members' Equity	182,337	173,244
Total Liabilities and Members' Equity	$505,468	$547,382

Below is selected statement of operations information for Sebago Lake for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31,
($ in thousands)	2019	2018
Investment Income
Interest income	$10,396	$6,159
Other income	68	93
Total Investment Income	10,464	6,252
Expenses
Loan origination and structuring fee	—	1,183
Interest expense	4,633	2,624
Professional fees	180	189
Total Expenses	4,813	3,996
Net Investment Income Before Taxes	5,651	2,256
Taxes	334	—
Net Investment Income After Taxes	$5,317	$2,256
Net Realized and Unrealized Gain (Loss) on Investments
Net Unrealized Gain (Loss) on Investments	4,170	260
Total Net Unrealized Gain (Loss) on Investments	4,170	260
Net Increase in Members' Equity Resulting from Operations	$9,487	$2,516

On August 9, 2017, Sebago Lake Financing LLC and SL Lending LLC, wholly-owned subsidiaries of Sebago Lake, entered into a credit facility with Goldman Sachs Bank USA. Goldman Sachs Bank USA serves as the sole lead arranger, syndication agent and administrative agent, and State Street Bank and Trust Company serves as the collateral administrator and agent. The credit facility includes a maximum borrowing capacity of $400 million. As of March 31, 2019, there was $320.0 million outstanding under the credit facility. For the three months ended March 31, 2019 and 2018, the components of interest expense were as follows:

	For the Three Months Ended March 31,
($ in thousands)	2019	2018
Interest expense	$4,226	$2,299
Amortization of debt issuance costs	407	325
Total Interest Expense	$4,633	$2,624
Average interest rate	4.9%	3.9%
Average daily borrowings	$348,412	$238,542

Loan Origination and Structuring Fees

If the loan origination and structuring fees earned by Sebago Lake during a fiscal period exceed Sebago Lake’s expenses and other obligations (excluding financing costs), such excess is allocated to the Member(s) responsible for the origination of the loans pro rata in accordance with the total loan origination and structuring fees earned by Sebago Lake with respect to the loans originated by such Member; provided, that in no event will the amount allocated to a Member exceed 1% of the par value of the loans originated by such Member in any fiscal year. The loan origination and structuring fee is accrued quarterly and included in other income from controlled, affiliated investments on our Consolidated Statements of Operations and paid annually. On February 27, 2019, the Members agreed to amend the terms of Sebago Lake’s operating agreement to eliminate the allocation of excess loan origination and structuring fees to the Members. As such, for the three months ended March 31, 2019, we accrued no income based on loan origination and structuring fees. As of March 31, 2018, we accrued and received income based on loan origination and structuring fees of $1.2 million.

Results of Operations

The following table represents the operating results for the three months ended March 31, 2019 and 2018:

	For the Three Months Ended March 31,
($ in millions)	2019	2018
Total Investment Income	$151.5	$65.4
Less: Expenses	53.8	26.7
Net Investment Income (Loss) Before Taxes	$97.7	$38.7
Less: Income taxes, including excise taxes	1.7	0.1
Net Investment Income (Loss) After Taxes	$96.0	$38.6
Net change in unrealized gain (loss)	18.5	5.4
Net realized gain (loss)	—	0.3
Net Increase (Decrease) in Net Assets Resulting from Operations	$114.5	$44.3

Net increase (decrease) in net assets resulting from operations can vary from period to period as a result of various factors, including the level of new investment commitments, expenses, the recognition of realized gains and losses and changes in unrealized appreciation and depreciation on the investment portfolio.

Investment Income

Investment income for the three months ended March 31, 2019 and 2018 were as follows:

	For the Three Months Ended March 31,
($ in millions)	2019	2018
Interest income from investments	$146.5	$61.3
Dividend income	2.7	1.3
Other income	2.3	2.8
Total investment income	$151.5	$65.4

For the three months ended March 31, 2019 and 2018

Investment income increased to $151.5 million for the three months ended March 31, 2019 from $65.4 million for the same period in prior year primarily due to an increase in interest income as a result of an increase in our investment portfolio. Our investment portfolio, at par, increased from $3.1 billion as of March 31, 2018, to $7.0 billion as of March 31, 2019. In addition to the growth in the portfolio, the incremental increase in investment income was due to an increase in dividend income earned from our investment in Sebago Lake of $1.4 million year-over-year. Other income decreased in totality due to an increase in incremental fee income of $0.7 million period over period offset by $1.2 million of Sebago Lake fee income received for the three months ended March 31, 2018 that is no longer received subsequent to December 31, 2018.

Expenses

Expenses for the three months ended March 31, 2019 and 2018 were as follows:

	For the Three Months Ended March 31,
($ in millions)	2019	2018
Interest expense	$34.7	$12.1
Management fee	15.2	12.0
Professional fees	2.1	1.4
Directors' fees	0.1	0.1
Other general and administrative	1.7	1.1
Total expenses	$53.8	$26.7

Under the terms of the Administration Agreement, we reimburse the Adviser for services performed for us. In addition, pursuant to the terms of the Administration Agreement, the Adviser may delegate its obligations under the Administration Agreement to an affiliate or to a third party and we reimburse the Adviser for any services performed for us by such affiliate or third party.

For the three months ended March 31, 2019 and 2018

Total expenses increased to $53.8 million for the three months ended March 31, 2019 from $26.7 million for the same period in the prior year primarily due to an increase in management fees and interest expense. The increase in interest expense of $22.6 million is driven by both an increase in average daily borrowings to $2.8 billion from $1.1 billion period over period, and an increase in the average interest rate to 4.7% from 3.6% period over period. The increase in management fees of $3.2 million is primarily due to an increase in gross assets and partially offset by a decrease in unfunded commitments.

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

For the three months ended March 31, 2019 and 2018 we recorded expenses of $1.7 million and $0.1 million for U.S. federal excise tax, respectively.

Net Unrealized Gains (Losses) on Investments

We fair value our portfolio investments quarterly and any changes in fair value are recorded as unrealized gains or losses.  During the three months ended March 31, 2019 and 2018, net unrealized gains (losses) on our investment portfolio were comprised of the following:

	For the Three Months Ended March 31,
($ in millions)	2019	2018
Net unrealized gain (loss) on investments	$18.5	$5.4
Translation of assets and liabilities in foreign currencies	—	—
Net unrealized gain (loss) on investments	$18.5	$5.4

For the three months ended March 31, 2019, the net unrealized gain was primarily driven by an increase in the fair value of our debt investments as compared to December 31, 2018. As of March 31, 2019 the fair value of our debt investments as a percentage of principal was 98.2% as compared to 97.9% as of December 31, 2018.

For the three months ended March 31, 2018, the net unrealized gain was primarily driven by an increase in the fair value of our debt investments as compared to December 31, 2017. As of March 31, 2018 the fair value of our debt investments as a percentage of principal was 98.93% as compared to 98.88% as of December 31, 2017.

Net Realized Gains (Losses) on Investments

The realized gains and losses on fully exited and partially exited portfolio companies during the three months ended March 31, 2019 and 2018 were comprised of the following:

	For the Three Months Ended March 31,
($ in millions)	2019	2018
Net realized gain (loss) on investments	$—	$0.3
Net realized gain (loss) on foreign currency transactions	—	—
Net realized gain (loss) on investments	$—	$0.3

Realized Gross Internal Rate of Return

Since we began investing in 2016 through March 31, 2019, our exited investments have resulted in an aggregate cash flow realized gross internal rate of return to us of 11.3% (based on total capital invested of $1.2 billion and total proceeds from these exited investments of $1.3 billion). Over eighty percent of these exited investments resulted in an aggregate cash flow realized gross internal rate of return (“IRR”) to us of 10% or greater.

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

We may from time to time enter into additional debt facilities, increase the size of our existing credit facilities or issue additional debt securities. Any such incurrence or issuance would be subject to prevailing market conditions, our liquidity requirements, contractual and regulatory restrictions and other factors. In accordance with the 1940 Act, with certain limited exceptions, we are only allowed to incur borrowings, issue debt securities or issue preferred stock, if immediately after the borrowing or issuance, the ratio of total assets (less total liabilities other than indebtedness) to total indebtedness plus preferred stock, is at least 200% (or 150% if certain conditions are met). As of March 31, 2019 and December 31, 2018, our asset coverage ratio was 245% and 225%, respectively. We seek to carefully consider our unfunded commitments for the purpose of planning our ongoing financial leverage. Further, we maintain sufficient borrowing capacity within the 200% (or 150% if certain conditions are met) asset coverage limitation to cover any outstanding unfunded commitments we are required to fund.

Cash and restricted cash as of March 31, 2019, taken together with our uncalled Capital Commitments of $1.6 billion, is expected to be sufficient for our investing activities and to conduct our operations in the near term. As of March 31, 2019, we had $290.7 million available under our credit facilities.

As of March 31, 2019, we had $98.8 million in cash and restricted cash. During the three months ended March 31, 2019, we used $0.9 billion in cash for operating activities, primarily as a result of funding portfolio investments of $1.1 billion, partially offset by sell downs of $0.1 billion and other operating activity of $0.1 billion. Lastly, cash provided by financing activities was $0.9 billion during the period, which was the result of proceeds from net borrowings on our credit facilities, net of debt issuance costs, of $0.2 billion and proceeds from the issuance of shares, net of offering costs and distributions paid, of $0.7 billion.

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

During the three months ended March 31, 2019, we delivered the following capital call notices to our investors:

Capital Drawdown Notice Date	Common Share Issuance Date	Number of Common Shares Issued	Aggregate Offering Price ($ in millions)
March 8, 2019	March 21, 2019	19,267,823	$300.0
January 30, 2019	February 12, 2019	29,220,780	450.0
Total		48,488,603	$750.0

During the three months ended March 31, 2018, we delivered the following capital call notices to our investors:

Capital Drawdown Notice Date	Common Share Issuance Date	Number of Common Shares Issued	Aggregate Offering Price ($ in millions)
March 5, 2018	March 16, 2018	11,347,030	$175.0
Total		11,347,030	$175.0

Distributions

The following table reflects the distributions declared on shares of our common stock during the three months ended March 31, 2019:

	March 31, 2019
Date Declared	Record Date	Payment Date	Distribution per Share
February 27, 2019	March 31, 2019	May 15, 2019	$0.33

The following table reflects the distributions declared on shares of our common stock during the three months ended March 31, 2018:

	March 31, 2018
Date Declared	Record Date	Payment Date	Distribution per Share
March 2, 2018	March 31, 2018	April 30, 2018	$0.33
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

The following table reflects the common stock issued pursuant to the dividend reinvestment plan during the three months ended March 31, 2019:

Date Declared	Record Date	Payment Date	Shares
November 7, 2018	December 31, 2018	January 31, 2019	2,613,223

The following table reflects the common stock issued pursuant to the dividend reinvestment plan during the three months ended March 31, 2018:

Date Declared	Record Date	Payment Date	Shares
November 7, 2017	December 31, 2017	January 31, 2018	1,231,796

Repurchase Offers

During the three months ended March 31, 2019 and 2018, we did not make an offer to repurchase issued and outstanding shares.

Debt

Aggregate Borrowings

Debt obligations consisted of the following as of March 31, 2019 and December 31, 2018:

	March 31, 2019
($ in thousands)	Aggregate Principal Committed	Outstanding Principal	Amount Available(1)	Net Carrying Value(2)
Subscription Credit Facility(3)	$900,000	$701,000	$180,621	$700,288
Revolving Credit Facility(4)	600,000	489,917	110,083	485,845
SPV Asset Facility I	400,000	400,000	—	396,549
SPV Asset Facility II	550,000	550,000	—	543,846
SPV Asset Facility III	500,000	500,000	—	495,402
2023 Notes(5)	150,000	150,000	—	147,875
Total Debt	$3,100,000	$2,790,917	$290,704	$2,769,805

________________

(1)	The amount available reflects any limitations related to each credit facility’s borrowing base.
(2)

The carrying value of the Company’s Subscription Credit Facility, Revolving Credit Facility, SPV Asset Facility I, SPV Asset Facility II, SPV Asset Facility III and the 2023 Notes are presented net of deferred financing costs of $0.7 million, $4.1 million, $3.4 million, $6.2 million, $4.6 million and $1.7 million, respectively.

(3)	The amount available is reduced by $18.4 million of outstanding letters of credit.
(4)	Includes the unrealized translation gain (loss) on borrowings denominated in foreign currencies.
(5)	Inclusive of change in fair value of effective hedge.

	December 31, 2018
($ in thousands)	Aggregate Principal Committed	Outstanding Principal	Amount Available(1)	Net Carrying Value(2)
Subscription Credit Facility(3)	$900,000	$883,000	$4,487	$881,795
Revolving Credit Facility(4)	600,000	308,643	291,357	304,229
SPV Asset Facility I	400,000	400,000	—	396,352
SPV Asset Facility II	550,000	550,000	—	543,713
SPV Asset Facility III	500,000	300,000	200,000	294,995
2023 Notes(5)	150,000	150,000	—	146,633
Total Debt	$3,100,000	$2,591,643	$495,844	$2,567,717

________________

(1)	The amount available reflects any limitations related to each credit facility’s borrowing base.
(2)

The carrying value of the Company’s Subscription Credit Facility, Revolving Credit Facility, SPV Asset Facility I, SPV Asset Facility II, SPV Asset Facility III and the 2023 Notes are presented net of deferred unamortized debt issuance costs of $1.2 million, $4.4 million, $3.6 million, $6.3 million, $5.0 million and $1.8 million, respectively.

(3)	The amount available is reduced by $12.5 million of outstanding letters of credit.
(4)	Includes the unrealized translation gain (loss) on borrowings denominated in foreign currencies.
(5)	Inclusive of change in fair value of effective hedge.

For the three months ended March 31, 2019 and 2018, the components of interest expense were as follows:

	For the Three Months Ended March 31,
($ in thousands)	2019	2018
Interest expense	$32,786	$10,962
Amortization of debt issuance costs	1,943	1,095
Total Interest Expense	$34,729	$12,057
Average interest rate	4.73%	3.63%
Average daily borrowings	$2,772,882	$1,146,078

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

Borrowings under the Subscription Credit Facility bear interest, at our election at the time of drawdown, at a rate per annum equal to (i) in the case of LIBOR rate loans, an adjusted LIBOR rate for the applicable interest period plus 1.60% or (ii) in the case of reference rate loans, the greatest of (A) a prime rate plus 0.60%, (B) the federal funds rate plus 1.10%, and (C) one-month LIBOR plus 1.60%.  Loans may be converted from one rate to another at any time at our election, subject to certain conditions.  We predominantly borrow utilizing LIBOR rate loans, generally electing one-month LIBOR upon borrowing. We also will pay an unused commitment fee of 0.25% per annum on the unused commitments.

The Subscription Credit Facility will mature upon the earliest of (i) the date three (3) years from August 1, 2016; (ii) the date upon which the Subscription Credit Facility Administrative Agent declares the obligations under the Subscription Credit Facility due and payable after the occurrence of an event of default; (iii) forty-five (45) days prior to the scheduled termination of the commitment period under our Subscription Agreements (as defined below); (iv) forty-five (45) days prior to the date of any listing of our common stock on a national securities exchange; (v) the termination of the commitment period under our Subscription Agreements (if earlier than the scheduled date); and (vi) the date we terminate the commitments pursuant to the Subscription Credit Facility. For further details, see “ITEM 1. – Notes to Consolidated Financial Statements – Note 6. Debt.”

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

The maximum principal amount of the Revolving Credit Facility is $960 million (increased from $925 million on May 2, 2019; previously increased on April 2, 2019 from $600 million to $925 million), subject to availability under the borrowing base, which is based on our portfolio investments and other outstanding indebtedness. Maximum capacity under the Revolving Credit Facility may be increased to $1.5 billion (increased from $1.25 billion on April 2, 2019) through the exercise by the Borrower of an uncommitted accordion feature through which existing and new lenders may, at their option, agree to provide additional financing. The Revolving Credit Facility includes a $50 million limit for swingline loans and is secured by a perfected first-priority interest in substantially all of the portfolio investments held by us and each Guarantor, subject to certain exceptions.

The availability period under the Revolving Credit Facility will terminate on March 31, 2023 (“Revolving Credit Facility Commitment Termination Date”) and the Revolving Credit Facility will mature on April 2, 2024 (“Revolving Credit Facility Maturity Date”). During the period from the Revolving Credit Facility Commitment Termination Date to the Revolving Credit Facility Maturity Date, we will be obligated to make mandatory prepayments under the Revolving Credit Facility out of the proceeds of certain asset sales and other recovery events and equity and debt issuances.

We may borrow amounts in U.S. dollars or certain other permitted currencies. Amounts drawn under the Revolving Credit Facility will bear interest at either LIBOR plus 2.00%, or the prime rate plus 1.00%. We predominantly borrow utilizing LIBOR rate loans, generally electing one-month LIBOR upon borrowing. We will also pay a fee of 0.375% on undrawn amounts under the Revolving Credit Facility. For further details, see “ITEM 1. – Notes to Consolidated Financial Statements – Note 6. Debt.”

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

Amounts drawn will bear interest at LIBOR plus a spread of 2.50% until the SPV Asset Facility I Commitment Termination Date.  After the SPV Asset Facility I Commitment Termination Date, amounts drawn will bear interest at LIBOR plus a spread of 2.75%, increasing to 3.00% on the first anniversary of the SPV Asset Facility I Commitment Termination Date. We predominantly borrow utilizing LIBOR rate loans, generally electing one-month LIBOR upon borrowing. After a ramp-up period, there is an unused fee of 0.75% per annum on the amount, if any, by which the undrawn amount under the SPV Asset Facility I exceeds 25% of the maximum principal amount of the SPV Asset Facility I. For further details, see “ITEM 1. – Notes to Consolidated Financial Statements – Note 6. Debt.”

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

Amounts drawn bear interest at LIBOR (or, in the case of certain lenders that are commercial paper conduits, the lower of their cost of funds and LIBOR plus 0.25%) plus a spread ranging from 2.00% to 2.50%. We predominantly borrow utilizing LIBOR rate loans, generally electing one-month LIBOR upon borrowing. From May 22, 2018 to the SPV Asset Facility II Commitment Termination Date, there is a commitment fee ranging from 0.50% to 1.00% per annum on the undrawn amount, if any, of the revolving commitments in the SPV Asset Facility II. For further details, see “ITEM 1. – Notes to Consolidated Financial Statements – Note 6. Debt.”

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

Amounts drawn bear interest at LIBOR (or, in the case of certain SPV Lenders III that are commercial paper conduits, the lower of (a) their cost of funds and (b) LIBOR, such LIBOR not to be lower than zero) plus a spread equal to 2.20% per annum, which spread will increase (a) on and after the end of the SPV Asset Facility III Revolving Period by 0.15% per annum if no event of default has occurred and (b) by 2.00% per annum upon the occurrence of an event of default (such spread, the “Applicable Margin”).  LIBOR may be replaced as a base rate under certain circumstances. We predominantly borrow utilizing LIBOR rate loans, generally electing one-month LIBOR upon borrowing. During the Revolving Period, ORCC Financing III will pay an undrawn fee ranging from 0.25% to 0.50% per annum on the undrawn amount, if any, of the revolving commitments in the SPV Asset Facility III.  During the Revolving Period, if the undrawn commitments are in excess of a certain portion (initially 50% and increasing to 75%) of the total commitments under the SPV Asset Facility III, ORCC Financing III will also pay a make-whole fee equal to the Applicable Margin multiplied by such excess undrawn commitment amount, reduced by the undrawn fee payable on such excess.  For further details, see “ITEM 1. – Notes to Consolidated Financial Statements – Note 6. Debt. “Unsecured Notes.”.

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

In connection with the offering of the 2023 Notes, on December 21, 2017 we entered into a centrally cleared interest rate swap to continue to align the interest rates of our liabilities with our investment portfolio, which consists predominately of floating rate loans. The notional amount of the interest rate swap is $150 million. We will receive fixed rate interest semi-annually at 4.75% and pay variable rate interest monthly based on 1-month LIBOR plus 2.545%. The interest rate swap matures on December 21, 2021. For the three months ended March 31, 2019, we made periodic payments of $1.9 million. Pursuant to ASC 815 Derivatives and Hedging, the interest expense related to the 2023 Notes is offset by proceeds received from the interest rate swap. The swap adjusted interest expense is included as a component of interest expense in our Consolidated Statements of Operations. As of March 31, 2019, the interest rate swap had a fair value of $(0.4) million and is included as a component of accrued expenses and other liabilities on the Company’s Consolidated Statements of Assets and Liabilities. The change in fair value of the interest rate swap is equally offset by the change in fair value of the 2023 Notes. For further details, see “ITEM 1. – Notes to Consolidated Financial Statements – Note 6. Debt.”

2024 Notes

On April 10, 2019, we issued $400 million aggregate principal amount of notes that mature on April 15, 2024 (the “2024 Notes”). The 2024 Notes bear interest at a rate of 5.250% per year, payable semi-annually on April 15 and October 15 of each year, commencing on October 15, 2019. We may redeem some or all of the 2024 Notes at any time, or from time to time, at a redemption price equal to the greater of (1) 100% of the principal amount of the 2024 Notes to be redeemed or (2) the sum of the present values of the remaining scheduled payments of principal and interest (exclusive of accrued and unpaid interest to the date of redemption) on the 2024 Notes to be redeemed, discounted to the redemption date on a semi-annual basis (assuming a 360-day year consisting of twelve 30-day months) using the applicable Treasury Rate plus 50 basis points, plus, in each case, accrued and unpaid interest to the redemption date; provided, however, that if we redeem any 2024 Notes on or after March 15, 2024 (the date falling one month prior to the maturity date of the 2024 Notes), the redemption price for the 2024 Notes will be equal to 100% of the principal amount of the 2024 Notes to be redeemed, plus accrued and unpaid interest, if any, to, but excluding, the date of redemption.

Subsequent to quarter-end, in connection with the issuance of the 2024 Notes, we entered into centrally cleared interest rate swaps to continue to align interest rates of our liabilities with the investment portfolio, which consists of predominantly floating rate loans. The notional amount of the interest rate swaps is $400 million. We will receive fixed rate interest at 5.25% and pay variable rate interest based on one-month LIBOR plus 2.937%. The interest rate swaps mature on April 10, 2024. Pursuant to ASC 815 Derivatives and Hedging, the interest expense related to the 2024 Notes is offset by the proceeds received from the interest rate swaps. The swap adjusted interest expense is included as a component of interest expense on our Consolidated Statements of Operations.

We used the net proceeds from the issuance of the 2024 Notes to pay down a portion of our existing indebtedness under the Subscription Credit Facility.

Off-Balance Sheet Arrangements

Portfolio Company Commitments

From time to time, we may enter into commitments to fund investments. As of March 31, 2019 and December 31, 2018, we had the following outstanding commitments to fund investments in current portfolio companies:

Portfolio Company	Investment	March 31, 2019	December 31, 2018
($ in thousands)
Accela, Inc.	First lien senior secured revolving loan	$2,384	$3,284
AmSpec Services Inc.	First lien senior secured revolving loan	8,873	12,084
Apptio, Inc.	First lien senior secured revolving loan	2,779	—
Aramsco, Inc.	First lien senior secured revolving loan	8,099	7,820
Associations, Inc.	First lien senior secured delayed draw term loan	29,781	37,226
Associations, Inc.	First lien senior secured revolving loan	11,543	11,543
Black Mountain Sand Eagle Ford LLC	First lien senior secured loan	—	40,500
Brigham Minerals, LLC	First lien senior secured delayed draw term loan	13,800	23,000
Brigham Minerals, LLC	First lien senior secured revolving loan	9,200	9,200
Carolina Beverage Group (fka Cold Spring Brewing Company)	First lien senior secured revolving loan	2,684	2,684
Cheese Acquisition, LLC	First lien senior secured delayed draw term loan	—	111,740
Cheese Acquisition, LLC	First lien senior secured revolving loan	16,364	16,364
CM7 Restaurant Holdings, LLC	First lien senior secured delayed draw term loan	7,155	7,155
CM7 Restaurant Holdings, LLC	First lien senior secured delayed draw term loan	2,003	2,003
ConnectWise, LLC	First lien senior secured revolving loan	16,549	—
Covenant Surgical Partners, Inc.	First lien senior secured delayed draw term loan	75,000	75,000
Douglas Products and Packaging Company LLC	First lien senior secured revolving loan	6,358	9,083
Endries Acquisition, Inc.	First lien senior secured delayed draw term loan	52,110	62,550
Endries Acquisition, Inc.	First lien senior secured revolving loan	20,700	20,250
Galls, LLC	First lien senior secured revolving loan	10,240	11,444
Galls, LLC	First lien senior secured delayed draw term loan	18,968	31,718
GC Agile Holdings Limited (dba Apex Fund Services)	First lien senior secured delayed draw term loan	—	36,038
GC Agile Holdings Limited (dba Apex Fund Services)	First lien senior secured multi-draw term loan	6,373	18,019
GC Agile Holdings Limited (dba Apex Fund Services)	First lien senior secured revolving loan	10,386	10,386
Genesis Acquisition Co. (dba Procare Software)	First lien senior secured delayed draw term loan	4,745	4,745
Genesis Acquisition Co. (dba Procare Software)	First lien senior secured revolving loan	2,637	2,637
Gerson Lehrman Group, Inc.	First lien senior secured revolving loan	22,114	23,415
Hillstone Environmental Partners, LLC	First lien senior secured revolving loan	4,458	—
Hometown Food Company	First lien senior secured revolving loan	4,024	4,235
Ideal Tridon Holdings, Inc.	First lien senior secured revolving loan	868	1,254
IQN Holding Corp. (dba Beeline)	First lien senior secured revolving loan	15,532	15,532

Portfolio Company	Investment	March 31, 2019	December 31, 2018
KSLB Holdings, LLC (dba Sara Lee Frozen Bakery)	First lien senior secured revolving loan	8,160	7,800
Lightning Midco, LLC (dba Vector Solutions)	First lien senior secured delayed draw term loan	17,210	19,348
Lightning Midco, LLC (dba Vector Solutions)	First lien senior secured revolving loan	7,991	13,362
LineStar Integrity Services LLC	First lien senior secured delayed draw term loan	25,833	25,833
Lytx, Inc.	First lien senior secured revolving loan	2,033	2,033
Manna Development Group, LLC	First lien senior secured revolving loan	3,469	3,469
Mavis Tire Express Services Corp.	Second lien senior secured delayed draw term loan	23,456	23,456
MINDBODY, Inc.	First lien senior secured revolving loan	6,071	—
Motus, LLC and Runzheimer International LLC	First lien senior secured revolving loan	5,481	5,481
NMI Acquisitionco, Inc. (dba Network Merchants)	First lien senior secured revolving loan	220	220
Professional Plumbing Group, Inc.	First lien senior secured revolving loan	4,429	6,200
QC Supply, LLC	First lien senior secured revolving loan	—	497
RxSense Holdings, LLC	First lien senior secured revolving loan	8,094	—
Swipe Acquisition Corporation (dba PLI)	First lien senior secured delayed draw term loan	12,931	12,931
TC Holdings, LLC (dba TrialCard)	First lien senior secured delayed draw term loan	14,549	24,248
TC Holdings, LLC (dba TrialCard)	First lien senior secured revolving loan	4,613	4,194
Trader Interactive, LLC (fka Dominion Web Solutions, LLC)	First lien senior secured revolving loan	6,387	6,387
Troon Golf, L.L.C.	First lien senior secured revolving loan	14,426	14,426
TSB Purchaser, Inc. (dba Teaching Strategies, Inc.)	First lien senior secured revolving loan	4,239	4,239
Ultimate Baked Goods Midco, LLC	First lien senior secured revolving loan	4,765	5,082
WU Holdco, Inc. (dba Weiman Products, LLC)	First lien senior secured revolving loan	13,920	—
WU Holdco, Inc. (dba Weiman Products, LLC)	First lien senior secured delayed draw term loan	19,885	—
Total Unfunded Portfolio Company Commitments		$593,889	$790,115

We maintain sufficient borrowing capacity along with undrawn Capital Commitments to cover outstanding unfunded portfolio company commitments that we may be required to fund. We seek to carefully consider our unfunded portfolio company commitments for the purpose of planning our ongoing financial leverage. Further, we maintain sufficient borrowing capacity within the 200% asset coverage limitation along with undrawn Capital commitments from our investors to cover any outstanding portfolio company unfunded commitments we are required to fund.

Other Commitments and Contingencies

As of March 31, 2019, we had $5.5 billion in total Capital Commitments from investors ($1.6 billion undrawn), of which $112.4 million is from executives of our Adviser ($32.5 million undrawn).

As of December 31, 2018, we had $5.5 billion in total Capital Commitments from investors ($2.4 billion undrawn), of which $112.4 million is from executives of the Adviser ($47.9 million undrawn).

These undrawn Capital Commitments will no longer remain in effect following the completion of an initial public offering of our common stock.

From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of its business. At March 31, 2019, management was not aware of any pending or threatened litigation.

Contractual Obligations

A summary of our contractual payment obligations under our credit facilities as of March 31, 2019, is as follows:

	Payments Due by Period
($ in millions)	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
Subscription Credit Facility	$701.0	$701.0	$—	$—	$—
Revolving Credit Facility	489.9	—	—	489.9	—
SPV Asset Facility I	400.0	—	—	400.0	—
SPV Asset Facility II	550.0	—	—	—	550.0
SPV Asset Facility III	500.0	—	—	500.0	—
2023 Notes	150.0	—	—	150.0	—
Total Contractual Obligations	$2,790.9	$701.0	$—	$1,539.9	$550.0

Related-Party Transactions

We have entered into a number of business relationships with affiliated or related parties, including the following:

•	the Investment Advisory Agreement;
•	the Administration Agreement; and
•	the License Agreement.

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

Income Taxes

We have elected to be treated as a BDC under the 1940 Act. We have also elected to be treated as a RIC under the Code beginning with the taxable year ending December 31, 2016 and intend to continue to qualify as a RIC. So long as we maintain our tax treatment as a RIC, we generally will not pay corporate-level U.S. federal income taxes on any ordinary income or capital gains that we distribute at least annually to our shareholders as distributions. Rather, any tax liability related to income earned and distributed by us represents obligations of our investors and will not be reflected in our consolidated financial statements.

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

We evaluate tax positions taken or expected to be taken in the course of preparing our consolidated financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions not deemed to meet the “more-likely-than-not” threshold are reserved and recorded as a tax benefit or expense in the current year. All penalties and interest associated with income taxes are included in income tax expense. Conclusions regarding tax positions are subject to review and may be adjusted at a later date based on factors including, but not limited to, on-going analyses of tax laws, regulations and interpretations thereof. There were no material uncertain tax positions through December 31, 2018. The 2015 through 2017 tax years remain subject to examination by U.S. federal, state and local tax authorities.

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

As of March 31, 2019, 99.6% of our debt investments based on fair value in our portfolio were at floating rates.

Based on our Consolidated Statements of Assets and Liabilities as of March 31, 2019, the following table shows the annualized impact on net income of hypothetical base rate changes in interest rates on our debt investments (considering interest rate floors for floating rate instruments) assuming each floating rate investment is subject to 3-month LIBOR and there are no changes in our investment and borrowing structure:

($ in millions)	Interest Income	Interest Expense	Net Income
Up 300 basis points	$204.9	$83.7	$121.2
Up 200 basis points	$136.6	$55.8	$80.8
Up 100 basis points	$68.3	$27.9	$40.4
Down 100 basis points	$(68.3)	$(27.9)	$(40.4)
Down 200 basis points	$(111.9)	$(55.8)	$(56.1)
Down 300 basis points	$(117.0)	$(80.9)	$(36.1)

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

(b)	Changes in Internal Controls Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

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

Item 1A. Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in Part I, “ITEM 1A. RISK FACTORS” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Other than the shares issued pursuant to our dividend reinvestment plan, we did not sell any unregistered equity securities, except as previously disclosed in certain 8-Ks filed with the SEC.

On January 31, 2019, pursuant to our dividend reinvestment plan, we issued 2,613,223 shares of our common stock, at a price of $15.10 per share, to stockholders of record as of December 31, 2018 that did not opt out of our dividend reinvestment plan in order to satisfy the reinvestment portion of our dividends. This issuance was not subject to the registration requirements of the Securities Act of 1933, as amended.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

(a)	Exhibits

Exhibit Number	Description of Exhibits
3.1	Articles of Amendment and Restatement, dated March 1, 2016 (incorporated by reference to the Company’s Registration Statement on Form 10, filed on April 11, 2016).

3.2	Bylaws, dated January 11, 2016 (incorporated by reference to the Company’s Registration Statement on Form 10, filed on April 11, 2016).

4.1*	Indenture, dated April 10, 2019, between Owl Rock Capital Corporation and Wells Fargo Bank, National Association, as trustee.

4.2*	First Supplemental Indenture, dated April 10, 2019, between Owl Rock Capital Corporation and Wells Fargo Bank, National Association, as trustee, including the form of global note attached thereto.

10.1

Third Amendment to Revolving Credit Agreement, dated February 1,2019, between the Company, Wells Fargo, National Association and other lenders party thereto (incorporated by reference to the Company’s Annual Report on Form 10-K filed on February 27, 2019).

10.2

First Amendment to Amended and Restated Limited Liability Operating Company Agreement, dated as of February 27, 2019, between the Company and Regents of the University of California (incorporated by reference to the Company’s Annual Report on Form 10-K filed on February 27, 2019).

10.3

Amended and Restated Investment Advisory Agreement, dated February 27, 2019, between the Company and the Adviser (incorporated by reference to the Company’s Annual Report on Form 10-K filed on February 27, 2019).

10.4	Waiver Agreement, dated February 27, 2019, between the Company and the Adviser (incorporated by reference to the Company’s Annual Report on Form 10-K filed on February 27, 2019).

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

________________

*Filed herein

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Owl Rock Capital Corporation

Date: May 8, 2019	By:	/s/ Craig W. Packer
Craig W. Packer
Chief Executive Officer

Date: May 8, 2019	By:	/s/ Alan Kirshenbaum
Alan Kirshenbaum
Chief Operating Officer and Chief Financial Officer