Form 10-Q
period 2019-06-30
Owl Rock Capital Corp
filed 2019-07-30
CIK 1655888

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   YES ☐  NO ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.01 par value per share	ORCC	The New York Stock Exchange

As of July 30, 2019 the registrant had 383,689,762 shares of common stock, $0.01 par value per share, outstanding.

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

PART I. CONSOLIDATED FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

Owl Rock Capital Corporation

Consolidated Statements of Assets and Liabilities

(Amounts in thousands, except share and per share amounts)

	June 30, 2019 (Unaudited)	December 31, 2018
Assets
Investments at fair value
Non-controlled, non-affiliated investments (amortized cost of $7,152,114 and $5,720,295, respectively)	$7,150,570	$5,697,447
Controlled, affiliated investments (amortized cost of $91,638 and $91,138, respectively)	90,185	86,622
Total investments at fair value (amortized cost of $7,243,752 and $5,811,433, respectively)	7,240,755	5,784,069
Cash (restricted cash of $18,916 and $6,013, respectively)	247,845	127,603
Interest receivable	40,661	29,680
Receivable from a controlled affiliate	2,584	8,100
Prepaid expenses and other assets	15,958	1,590
Total Assets	$7,547,803	$5,951,042
Liabilities
Debt (net of unamortized debt issuance costs of $35,708 and $22,335, respectively)	$1,570,621	$2,567,717
Management fee payable	15,455	14,049
Distribution payable	119,622	78,350
Payables to affiliates	2,970	2,847
Payable for investments purchased	106,176	3,180
Accrued expenses and other liabilities	23,103	20,054
Total Liabilities	1,837,947	2,686,197
Commitments and contingencies (Note 7)
Net Assets
Common shares $0.01 par value, 500,000,000 shares authorized; 373,693,244 and 216,204,837 shares issued and outstanding, respectively	3,737	2,162
Additional paid-in-capital	5,683,541	3,271,162
Total distributable earnings (losses)	22,578	(8,479)
Total Net Assets	5,709,856	3,264,845
Total Liabilities and Net Assets	$7,547,803	$5,951,042
Net Asset Value Per Share	$15.28	$15.10

The accompanying notes are an integral part of these consolidated financial statements.

Owl Rock Capital Corporation

Consolidated Statements of Operations

(Amounts in thousands, except share and per share amounts)

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
Investment Income
Investment income from non-controlled, non-affiliated investments:
Interest income	$171,364	$79,907	$317,803	$141,196
Other income	2,187	2,956	4,526	4,606
Total investment income from non-controlled, non-affiliated investments	173,551	82,863	322,329	145,802
Investment income from controlled, affiliated investments:
Dividend income	2,584	1,601	5,281	2,923
Other income	—	1,636	—	2,819
Total investment income from controlled, affiliated investments	2,584	3,237	5,281	5,742
Total Investment Income	176,135	86,100	327,610	151,544
Expenses
Interest expense	36,858	17,102	71,587	29,159
Management fee	15,455	12,742	30,641	24,777
Professional fees	2,342	1,631	4,475	3,043
Directors' fees	133	128	276	266
Other general and administrative	1,946	1,625	3,551	2,698
Total Expenses	56,734	33,228	110,530	59,943
Net Investment Income (Loss) Before Taxes	119,401	52,872	217,080	91,601
Excise tax expense (benefit)	(221)	531	1,452	583
Net Investment Income (Loss) After Taxes	$119,622	$52,341	$215,628	$91,018
Net Realized and Unrealized Gain (Loss)
Net change in unrealized gain (loss):
Non-controlled, non-affiliated investments	$4,042	$3,443	$20,470	$8,948
Controlled affiliated investments	1,016	(1,118)	3,062	(1,182)
Translation of assets and liabilities in foreign currencies	—	—	(22)	—
Total Net Change in Unrealized Gain (Loss)	5,058	2,325	23,510	7,766
Net realized gain (loss):
Non-controlled, non-affiliated investments	(179)	(3,951)	(183)	(3,793)
Foreign currency transactions	169	—	203	—
Total Net Realized Gain (Loss)	(10)	(3,951)	20	(3,793)
Total Net Realized and Unrealized Gain (Loss)	5,048	(1,626)	23,530	3,973
Net Increase (Decrease) in Net Assets Resulting from Operations	$124,670	$50,715	$239,158	$94,991
Earnings Per Share - Basic and Diluted	$0.44	$0.41	$0.92	$0.85
Weighted Average Shares Outstanding - Basic and Diluted	284,750,731	122,691,019	260,453,529	111,867,699

The accompanying notes are an integral part of these consolidated financial statements.

Owl Rock Capital Corporation

Consolidated Schedules of Investments

As of June 30, 2019

(Amounts in thousands, except share amounts)

(Unaudited)

Company(1)(17)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(3)(24)	Fair Value	Percentage of Net Assets
Non-controlled/non-affiliated portfolio company investments(2)
Debt Investments
Advertising and media
IRI Holdings, Inc.(4)(7)(20)(22)	First lien senior secured loan	L + 4.50%	11/28/2025	$14,925	$14,786	$14,870	0.3%
PAK Acquisition Corporation (dba Valpak)(4)(7)	First lien senior secured loan	L + 8.00%	6/30/2022	70,725	69,867	70,725	1.2%
Swipe Acquisition Corporation (dba PLI)(4)(5)(22)	First lien senior secured loan	L + 7.75%	6/29/2024	160,783	157,950	157,567	2.8%
Swipe Acquisition Corporation (dba PLI)(4)(14)(15)(16)(22)	First lien senior secured delayed draw term loan	L + 7.75%	9/30/2019	—	(161)	(65)	—%
				246,433	242,442	243,097	4.3%
Aerospace and defense
Aviation Solutions Midco, LLC (dba STS Aviation)(4)(7)(22)	First lien senior secured loan	L + 5.50%	1/4/2025	101,788	100,364	100,770	1.8%
Valence Surface Technologies LLC(4)(8)(22)	First lien senior secured loan	L + 5.75%	6/28/2025	100,000	98,502	98,500	1.7%
Valence Surface Technologies LLC(4)(14)(15)(16)(22)	First lien senior secured delayed draw term loan	L + 5.75%	6/28/2021	—	(75)	(75)	—%
Valence Surface Technologies LLC(4)(14)(15)(22)	First lien senior secured revolving loan	L + 5.75%	6/28/2025	—	(150)	(150)	—%
				201,788	198,641	199,045	3.5%
Automotive
Mavis Tire Express Services Corp.(4)(5)(22)	Second lien senior secured loan	L + 7.50%	3/20/2026	155,000	151,950	151,900	2.7%
Mavis Tire Express Services Corp.(4)(5)(14)(16)(22)	Second lien senior secured delayed draw term loan	L + 7.50%	3/20/2020	1,449	1,199	1,215	—%
				156,449	153,149	153,115	2.7%
Buildings and real estate
Associations, Inc.(4)(7)(22)	First lien senior secured loan	L + 4.00% (3.00% PIK)	7/30/2024	275,688	272,665	273,620	4.8%
Associations, Inc.(4)(6)(14)(16)(22)	First lien senior secured delayed draw term loan	L + 4.00% (3.00% PIK)	7/30/2021	33,743	33,132	33,307	0.6%
Associations, Inc.(4)(14)(15)(22)	First lien senior secured revolving loan	L + 6.00%	7/30/2024	—	(122)	(173)	—%
Cheese Acquisition, LLC(4)(7)(22)	First lien senior secured loan	L + 4.75%	11/28/2024	135,642	133,731	133,946	2.3%
Imperial Parking Canada(4)(9)(22)	First lien senior secured loan	C + 5.00%	11/28/2024	27,462	26,846	27,119	0.5%
Cheese Acquisition, LLC(4)(14)(15)(22)	First lien senior secured revolving loan	L + 4.75%	11/28/2023	—	(180)	(205)	—%
				472,535	466,072	467,614	8.2%

Owl Rock Capital Corporation

Consolidated Schedules of Investments

As of June 30, 2019

(Amounts in thousands, except share amounts)

(Unaudited)

Company(1)(17)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(3)(24)	Fair Value	Percentage of Net Assets
Business services
Access CIG, LLC(4)(5)(22)	Second lien senior secured loan	L + 7.75%	2/27/2026	44,637	44,311	44,525	0.8%
CIBT Global, Inc.(4)(7)(22)	Second lien senior secured loan	L + 7.75%	6/2/2025	59,500	58,273	58,756	1.0%
ConnectWise, LLC(4)(7)(22)	First lien senior secured loan	L + 5.50%	2/28/2025	154,763	152,914	152,828	2.7%
ConnectWise, LLC(4)(14)(15)(22)	First lien senior secured revolving loan	L + 5.50%	2/28/2025	—	(195)	(207)	—%
Vistage International, Inc.(4)(5)(22)	Second lien senior secured loan	L + 8.00%	2/8/2026	34,800	34,543	34,452	0.6%
Vestcom Parent Holdings, Inc.(4)(5)	Second lien senior secured loan	L + 8.25%	12/19/2024	78,987	78,124	78,592	1.4%
				372,687	367,970	368,946	6.5%
Chemicals
Douglas Products and Packaging Company LLC(4)(7)(22)	First lien senior secured loan	L + 5.75%	10/19/2022	99,445	98,698	98,450	1.7%
Douglas Products and Packaging Company LLC(4)(7)(14)(22)	First lien senior secured revolving loan	L + 5.75%	10/19/2022	2,725	2,673	2,634	—%
Innovative Water Care Global Corporation(4)(7)(22)	First lien senior secured loan	L + 5.00%	2/27/2026	149,625	139,480	139,899	2.5%
				251,795	240,851	240,983	4.2%
Consumer products
Feradyne Outdoors, LLC(4)(7)(22)	First lien senior secured loan	L + 6.25%	5/25/2023	113,190	112,226	101,305	1.8%
WU Holdco, Inc. (dba Weiman Products, LLC)(4)(7)(22)	First lien senior secured loan	L + 5.50%	3/26/2026	140,840	138,103	138,023	2.4%
WU Holdco, Inc. (dba Weiman Products, LLC)(4)(14)(15)(16)(22)	First lien senior secured delayed draw term loan	L + 5.50%	3/26/2021	—	(191)	(199)	—%
WU Holdco, Inc. (dba Weiman Products, LLC)(4)(14)(15)(22)	First lien senior secured revolving loan	L + 5.50%	3/26/2025	—	(266)	(278)	—%
				254,030	249,872	238,851	4.2%
Containers and packaging
Pregis Holding I Corporation(4)(7)(22)	Second lien senior secured loan	L + 7.25%	5/20/2022	43,000	42,362	43,430	0.7%
				43,000	42,362	43,430	0.7%
Distribution
ABB/Con-cise Optical Group LLC(4)(5)	First lien senior secured loan	L + 5.00%	6/15/2023	58,791	58,898	55,557	1.0%
ABB/Con-cise Optical Group LLC(4)(7)	Second lien senior secured loan	L + 9.00%	6/17/2024	25,000	24,463	23,250	0.4%
Aramsco, Inc.(4)(5)(22)	First lien senior secured loan	L + 5.25%	8/28/2024	57,344	56,088	55,910	1.0%
Aramsco, Inc.(4)(10)(14)(22)	First lien senior secured revolving loan	P + 4.25%	8/28/2024	838	658	628	—%
BCPE Empire Holdings, Inc. (dba Imperial-Dade)(4)(5)(20)(22)	First lien senior secured loan	L + 4.00%	6/11/2026	20,051	19,850	19,850	0.3%
BCPE Empire Holdings, Inc. (dba Imperial-Dade)(4)(14)(16)(20)(22)	First lien senior secured delayed draw term loan	L + 4.00%	6/11/2021	—	—	—	—%

Owl Rock Capital Corporation

Consolidated Schedules of Investments

As of June 30, 2019

(Amounts in thousands, except share amounts)

(Unaudited)

Company(1)(17)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(3)(24)	Fair Value	Percentage of Net Assets
Dealer Tire, LLC(4)(5)(22)	First lien senior secured loan	L + 5.50%	12/15/2025	114,463	109,081	111,602	2.0%
Endries Acquisition, Inc.(4)(7)(22)	First lien senior secured loan	L + 6.25%	12/10/2025	179,550	176,596	176,857	3.1%
Endries Acquisition, Inc.(4)(7)(14)(16)(22)	First lien senior secured delayed draw term loan	L + 6.25%	12/10/2020	10,414	9,407	9,476	0.2%
Endries Acquisition, Inc.(4)(7)(14)(22)	First lien senior secured revolving loan	L + 6.25%	12/10/2024	7,200	6,771	6,795	0.1%
JM Swank, LLC(4)(7)	First lien senior secured loan	L + 7.50%	7/25/2022	116,769	115,281	114,434	2.0%
Offen, Inc.(4)(7)(22)	First lien senior secured loan	L + 5.00%	6/22/2026	14,690	14,543	14,543	0.3%
Offen, Inc.(4)(14)(15)(16)(22)	First lien senior secured delayed draw term loan	L + 5.00%	12/21/2020	—	(53)	(53)	—%
QC Supply, LLC(4)(5)	First lien senior secured loan	L + 7.00%	12/29/2022	34,485	33,937	32,933	0.6%
QC Supply, LLC(4)(5)	First lien senior secured revolving loan	L + 7.00%	12/29/2021	4,969	4,907	4,745	0.1%
				644,564	630,427	626,527	11.1%
Education
2U, Inc.(4)(5)(18)(22)	First lien senior secured loan	L + 5.75%	5/22/2024	115,000	113,306	113,275	2.0%
Learning Care Group (US) No. 2 Inc.(4)(7)(22)	Second lien senior secured loan	L + 7.50%	3/13/2026	25,000	24,558	24,625	0.4%
Severin Acquisition, LLC (dba PowerSchool)(4)(7)(22)	Second lien senior secured loan	L + 6.75%	8/3/2026	108,000	107,130	107,870	1.9%
TSB Purchaser, Inc. (dba Teaching Strategies, Inc.)(4)(7)(22)	First lien senior secured loan	L + 6.00%	5/14/2024	62,528	61,209	61,279	1.1%
TSB Purchaser, Inc. (dba Teaching Strategies, Inc.)(4)(7)(14)(22)	First lien senior secured revolving loan	L + 6.00%	5/14/2024	1,229	1,143	1,145	—%
				311,757	307,346	308,194	5.4%
Energy equipment and services
Hillstone Environmental Partners, LLC(4)(7)(22)	First lien senior secured loan	L + 7.75%	4/25/2023	92,670	91,490	92,670	1.6%
Hillstone Environmental Partners, LLC(4)(7)(14)(22)	First lien senior secured delayed draw term loan	L + 7.75%	4/25/2024	5,972	5,479	5,972	0.1%
Hillstone Environmental Partners, LLC(4)(7)(22)	First lien senior secured revolving loan	L + 7.75%	4/25/2023	8,440	8,330	8,440	0.1%
Liberty Oilfield Services LLC(4)(5)(18)(22)	First lien senior secured loan	L + 7.63%	9/19/2022	14,148	13,970	14,219	0.2%
				121,230	119,269	121,301	2.0%
Financial services
Blackhawk Network Holdings, Inc.(4)(5)(22)	Second lien senior secured loan	L + 7.00%	6/15/2026	104,700	103,787	104,439	1.8%
NMI Acquisitionco, Inc. (dba Network Merchants)(4)(5)(22)	First lien senior secured loan	L + 6.75%	9/6/2022	28,337	27,850	27,629	0.5%

Owl Rock Capital Corporation

Consolidated Schedules of Investments

As of June 30, 2019

(Amounts in thousands, except share amounts)

(Unaudited)

Company(1)(17)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(3)(24)	Fair Value	Percentage of Net Assets
NMI Acquisitionco, Inc. (dba Network Merchants)(4)(5)(14)(22)	First lien senior secured revolving loan	L + 6.75%	9/6/2022	233	222	217	—%
				133,270	131,859	132,285	2.3%
Food and beverage
Carolina Beverage Group (fka Cold Spring Brewing Company)(4)(5)(22)	First lien senior secured loan	L + 5.25%	5/15/2024	37,459	36,835	36,710	0.6%
Carolina Beverage Group (fka Cold Spring Brewing Company)(4)(14)(15)(22)	First lien senior secured revolving loan	L + 5.25%	5/15/2024	—	(44)	(54)	—%
CM7 Restaurant Holdings, LLC(4)(5)(22)	First lien senior secured loan	L + 8.75%	5/22/2023	37,349	36,791	36,601	0.6%
Give and Go Prepared Foods Corp.(4)(5)(18)	Second lien senior secured loan	L + 8.50%	1/29/2024	42,000	41,675	37,170	0.7%
H-Food Holdings, LLC(4)(5)(22)	Second lien senior secured loan	L + 7.00%	3/2/2026	121,800	119,017	119,364	2.1%
H-Food Holdings, LLC(4)(5)(20)(22)	First lien senior secured loan	L + 4.00%	5/23/2025	25,970	25,729	25,650	0.4%
Hometown Food Company(4)(5)(22)	First lien senior secured loan	L + 5.00%	8/31/2023	28,825	28,336	28,249	0.5%
Hometown Food Company(4)(14)(15)(22)	First lien senior secured revolving loan	L + 5.00%	8/31/2023	—	(71)	(85)	—%
KSLB Holdings, LLC (dba Sara Lee Frozen Bakery)(4)(5)(22)	First lien senior secured loan	L + 4.50%	7/30/2025	35,820	35,132	35,104	0.6%
KSLB Holdings, LLC (dba Sara Lee Frozen Bakery)(4)(5)(14)(22)	First lien senior secured revolving loan	L + 4.50%	7/30/2023	4,920	4,755	4,740	0.1%
Manna Development Group, LLC(4)(5)(22)	First lien senior secured loan	L + 6.00%	10/24/2022	57,088	56,431	56,231	1.0%
Manna Development Group, LLC(4)(5)(14)(22)	First lien senior secured revolving loan	L + 6.00%	10/24/2022	867	739	802	—%
Recipe Acquisition Corp. (dba Roland Corporation)(4)(7)	Second lien senior secured loan	L + 8.00%	12/1/2022	32,000	31,617	32,000	0.6%
Tall Tree Foods, Inc.(4)(5)	First lien senior secured loan	L + 7.25%	8/12/2022	45,850	45,451	44,474	0.8%
Ultimate Baked Goods Midco, LLC(4)(5)(22)	First lien senior secured loan	L + 4.00%	8/11/2025	26,933	26,391	26,394	0.5%
Ultimate Baked Goods Midco, LLC(4)(5)(14)(22)	First lien senior secured revolving loan	L + 4.00%	8/9/2023	2,096	2,003	1,995	—%
				498,977	490,787	485,345	8.5%
Healthcare providers and services
Confluent Health, LLC.(4)(7)(22)	First lien senior secured loan	L + 5.00%	6/24/2028	18,000	17,820	17,820	0.3%
Covenant Surgical Partners, Inc.(4)(7)	First lien senior secured loan	L + 4.75%	10/4/2024	29,572	29,572	29,572	0.5%
Covenant Surgical Partners, Inc.(4)(7)(14)(16)	First lien senior secured delayed draw term loan	L + 4.75%	11/30/2020	69,000	68,329	69,000	1.2%
Geodigm Corporation (dba National Dentex)(4)(5)(11)(22)	First lien senior secured loan	L + 6.87%	12/1/2021	124,090	123,262	122,849	2.2%
GI Chill Acquisition (dba California Cryobank)(4)(7)(22)	First lien senior secured loan	L + 4.00%	8/6/2025	31,760	31,618	31,442	0.6%

Owl Rock Capital Corporation

Consolidated Schedules of Investments

As of June 30, 2019

(Amounts in thousands, except share amounts)

(Unaudited)

Company(1)(17)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(3)(24)	Fair Value	Percentage of Net Assets
GI Chill Acquisition (dba California Cryobank)(4)(7)(22)	Second lien senior secured loan	L + 7.50%	8/6/2026	135,400	134,152	133,369	2.3%
Premier Imaging, LLC (dba LucidHealth)(4)(5)(22)	First lien senior secured loan	L + 5.50%	1/2/2025	33,830	33,205	33,323	0.6%
RxSense Holdings, LLC(4)(5)(22)	First lien senior secured loan	L + 6.00%	2/15/2024	133,219	131,345	131,221	2.3%
RxSense Holdings, LLC(4)(5)(14)(22)	First lien senior secured revolving loan	L + 6.00%	2/15/2024	4,047	3,935	3,926	0.1%
TC Holdings, LLC (dba TrialCard)(4)(5)(22)	First lien senior secured loan	L + 4.50%	11/14/2023	70,938	69,747	70,938	1.2%
TC Holdings, LLC (dba TrialCard)(4)(14)(15)(22)	First lien senior secured revolving loan	L + 4.50%	11/14/2022	—	(75)	—	—%
				649,856	642,910	643,460	11.3%
Healthcare technology
Bracket Intermediate Holding Corp.(4)(7)(22)	First lien senior secured loan	L + 4.25%	9/5/2025	15,632	15,561	15,554	0.3%
Bracket Intermediate Holding Corp.(4)(7)(22)	Second lien senior secured loan	L + 8.13%	9/5/2026	26,250	25,761	25,725	0.5%
Interoperability Bidco, Inc.(4)(5)(22)	First lien senior secured loan	L + 5.75%	6/25/2026	77,200	76,237	76,235	1.2%
Interoperability Bidco, Inc.(4)(14)(15)(16)(22)	First lien senior secured delayed draw term loan	L + 5.75%	6/25/2021	—	(10)	(10)	—%
Interoperability Bidco, Inc.(4)(14)(15)(22)	First lien senior secured revolving loan	L + 5.75%	6/25/2024	—	(50)	(50)	—%
				119,082	117,499	117,454	2.0%
Household products
Hayward Industries, Inc.(4)(5)(22)	Second lien senior secured loan	L + 8.25%	8/4/2025	52,149	51,286	52,149	0.9%
				52,149	51,286	52,149	0.9
Infrastructure and environmental services
FR Arsenal Holdings II Corp. (dba Applied-Cleveland Holdings, Inc.)(4)(7)	First lien senior secured loan	L + 7.25%	9/8/2022	146,580	144,503	146,580	2.6%
LineStar Integrity Services LLC(4)(7)(22)	First lien senior secured loan	L + 7.25%	2/12/2024	51,021	50,188	50,511	0.9%
LineStar Integrity Services LLC(4)(7)(14)(16)(22)	First lien senior secured delayed draw term loan	L + 7.25%	8/12/2019	9,688	9,396	9,591	0.2%
				207,289	204,087	206,682	3.7%
Insurance
Asurion, LLC(4)(5)(20)(22)	Second lien senior secured loan	L + 6.50%	8/4/2025	40,000	40,550	40,524	0.7%
CD&R TZ Purchaser, Inc. (dba Tranzact)(4)(6)	First lien senior secured loan	L + 6.00%	7/21/2023	34,019	32,684	34,019	0.6%
KWOR Acquisition, Inc. (dba Worley Claims Services)(4)(5)(22)	First lien senior secured loan	L + 4.00%	6/3/2026	31,200	30,195	30,227	0.5%
KWOR Acquisition, Inc. (dba Worley Claims Services)(4)(14)(15)(16)(22)	First lien senior secured delayed draw term loan	L + 4.00%	6/3/2021	—	(100)	(97)	—%

Owl Rock Capital Corporation

Consolidated Schedules of Investments

As of June 30, 2019

(Amounts in thousands, except share amounts)

(Unaudited)

Company(1)(17)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(3)(24)	Fair Value	Percentage of Net Assets
KWOR Acquisition, Inc. (dba Worley Claims Services)(4)(14)(15)(22)	First lien senior secured revolving loan	L + 3.75%	6/3/2024	—	(115)	(162)	—%
KWOR Acquisition, Inc. (dba Worley Claims Services)(4)(5)(22)	Second lien senior secured loan	L + 7.75%	11/30/2026	49,600	48,861	48,856	0.9%
				154,819	152,075	153,367	2.7%
Internet software and services
Accela, Inc.(4)(7)	First lien senior secured loan	L + 6.25%	9/28/2023	53,130	52,189	49,145	0.9%
Accela, Inc.(4)(7)(14)	First lien senior secured revolving loan	L + 6.25%	9/28/2023	3,916	3,810	3,466	0.1%
Apptio, Inc.(4)(5)(22)	First lien senior secured loan	L + 7.25%	1/10/2025	41,727	40,935	41,101	0.7%
Apptio, Inc.(4)(14)(15)(22)	First lien senior secured revolving loan	L + 7.25%	1/10/2025	—	(51)	(42)	—%
3ES Innovation Inc. (dba Aucerna)(4)(7)(18)(22)	First lien senior secured loan	L + 5.75%	5/13/2025	38,930	38,452	38,443	0.7%
3ES Innovation Inc. (dba Aucerna)(4)(14)(15)(18)(22)	First lien senior secured revolving loan	L + 5.75%	5/13/2025	—	(48)	(49)	—%
Genesis Acquisition Co. (dba Procare Software)(4)(7)(22)	First lien senior secured loan	L + 4.00%	7/31/2024	18,064	17,750	17,703	0.3%
Genesis Acquisition Co. (dba Procare Software)(4)(14)(15)(16)(22)	First lien senior secured delayed draw term loan	L + 4.00%	7/31/2020	—	(40)	(47)	—%
Genesis Acquisition Co. (dba Procare Software)(4)(14)(15)(22)	First lien senior secured revolving loan	L + 4.00%	7/31/2024	—	(45)	(53)	—%
Infoblox Inc.(4)(5)	Second lien senior secured loan	L + 8.75%	11/7/2024	30,000	29,556	30,000	0.5%
IQN Holding Corp. (dba Beeline)(4)(7)(22)	First lien senior secured loan	L + 5.50%	8/20/2024	192,871	190,315	189,978	3.3%
IQN Holding Corp. (dba Beeline)(4)(7)(14)(22)	First lien senior secured revolving loan	L + 5.50%	8/20/2023	7,139	6,858	6,799	0.1%
Lightning Midco, LLC (dba Vector Solutions)(4)(7)(22)	First lien senior secured loan	L + 5.50%	11/21/2025	114,339	113,275	113,196	2.0%
Lightning Midco, LLC (dba Vector Solutions)(4)(7)(14)(16)(22)	First lien senior secured delayed draw term loan	L + 5.50%	11/23/2020	9,466	9,223	9,199	0.2%
Lightning Midco, LLC (dba Vector Solutions)(4)(7)(14)(22)	First lien senior secured revolving loan	L + 5.50%	11/21/2023	8,044	7,927	7,910	0.1%
Litera Bidco LLC(4)(8)(22)	First lien senior secured loan	L + 5.75%	5/31/2026	35,859	35,415	35,411	0.6%
Litera Bidco LLC(4)(14)(15)(16)(22)	First lien senior secured delayed draw term loan	L + 5.75%	5/31/2020	—	(124)	(126)	—%
Litera Bidco LLC(4)(14)(15)(22)	First lien senior secured revolving loan	L + 5.75%	5/31/2025	—	(35)	(36)	—%
MINDBODY, Inc.(4)(5)(22)	First lien senior secured loan	L + 7.00%	2/14/2025	57,679	57,129	57,102	1.0%

Owl Rock Capital Corporation

Consolidated Schedules of Investments

As of June 30, 2019

(Amounts in thousands, except share amounts)

(Unaudited)

Company(1)(17)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(3)(24)	Fair Value	Percentage of Net Assets
MINDBODY, Inc.(4)(14)(15)(22)	First lien senior secured revolving loan	L + 7.00%	2/14/2025	—	(57)	(61)	—%
Trader Interactive, LLC (fka Dominion Web Solutions, LLC)(4)(5)(22)	First lien senior secured loan	L + 6.50%	6/17/2024	134,622	133,158	133,949	2.3%
Trader Interactive, LLC (fka Dominion Web Solutions, LLC)(4)(14)(15)(22)	First lien senior secured revolving loan	L + 6.50%	6/15/2023	—	(65)	(32)	—%
				745,786	735,527	732,956	12.8%
Leisure and entertainment
Capital Sports Holdings Inc. (dba Ottawa Senators)(4)(9)(18)	First lien senior secured loan	C + 5.25%	6/22/2024	16,439	16,203	16,028	0.3%
Troon Golf, L.L.C.(4)(7)(11)(13)(22)	First lien senior secured term loan A and B	L + 6.00% (TLA: L + 3.5%; TLB: L + 6.6%)	3/29/2025	178,626	176,524	178,626	3.1%
Troon Golf, L.L.C.(4)(14)(15)(22)	First lien senior secured revolving loan	L + 6.00%	3/29/2025	—	(153)	—	—%
				195,065	192,574	194,654	3.4%
Manufacturing
Ideal Tridon Holdings, Inc.(4)(5)(22)	First lien senior secured loan	L + 5.75%	7/31/2023	55,935	55,089	55,601	1.0%
Ideal Tridon Holdings, Inc.(4)(14)(15)(16)(22)	First lien senior secured delayed draw term loan	L + 5.75%	12/25/2020	—	(9)	—	—%
Ideal Tridon Holdings, Inc.(4)(7)(14)(22)	First lien senior secured revolving loan	L + 5.75%	7/31/2022	327	250	293	—%
MHE Intermediate Holdings, LLC(dba Material Handling Services)(4)(7)(14)(16)(22)	First lien senior secured delayed draw term loan	L + 5.00%	4/26/2020	6,000	5,769	5,760	0.1%
Professional Plumbing Group, Inc.(4)(7)(22)	First lien senior secured loan	L + 6.75%	4/16/2024	52,479	51,818	51,167	0.9%
Professional Plumbing Group, Inc.(4)(7)(14)(22)	First lien senior secured revolving loan	L + 6.75%	4/16/2024	6,643	6,542	6,421	0.1%
Safety Products/JHC Acquisition Corp.(dba Justrite Safety Group)(4)(5)(22)	First lien senior secured loan	L + 4.50%	6/28/2026	13,548	13,412	13,412	0.2%
Safety Products/JHC Acquisition Corp.(dba Justrite Safety Group)(4)(14)(15)(16)(22)	First lien senior secured delayed draw term loan	L + 4.50%	6/28/2021	—	(17)	(17)	—%
				134,932	132,854	132,637	2.3%
Oil and gas
Black Mountain Sand Eagle Ford LLC(4)(7)(22)	First lien senior secured loan	L + 8.25%	8/17/2022	91,021	90,183	90,567	1.6%
Project Power Buyer, LLC (dba PEC-Veriforce)(4)(7)(22)	First lien senior secured loan	L + 5.75%	5/14/2026	32,938	32,532	32,526	0.6%
Project Power Buyer, LLC (dba PEC-Veriforce)(4)(14)(15)(22)	First lien senior secured revolving loan	L + 5.75%	5/14/2025	—	(39)	(40)	—%
Zenith Energy U.S. Logistics Holdings, LLC(4)(5)(22)	First lien senior secured loan	L + 5.50%	12/21/2024	85,365	83,908	83,657	1.5%
				209,324	206,584	206,710	3.7%

Owl Rock Capital Corporation

Consolidated Schedules of Investments

As of June 30, 2019

(Amounts in thousands, except share amounts)

(Unaudited)

Company(1)(17)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(3)(24)	Fair Value	Percentage of Net Assets
Professional services
AmSpec Services Inc.(4)(7)(22)	First lien senior secured loan	L + 5.75%	7/2/2024	102,265	100,719	99,709	1.7%
AmSpec Services Inc.(4)(8)(14)(22)	First lien senior secured revolving loan	P + 3.75%	7/2/2024	12,820	12,609	12,458	0.2%
Cardinal US Holdings, Inc.(4)(7)(18)(22)	First lien senior secured loan	L + 5.00%	7/31/2023	90,657	87,190	90,657	1.6%
DMT Solutions Global Corporation(4)(7)(22)	First lien senior secured loan	L + 7.00%	7/2/2024	53,200	51,348	51,072	0.9%
GC Agile Holdings Limited (dba Apex Fund Services)(4)(7)(18)(22)	First lien senior secured loan	L + 7.00%	6/15/2025	161,276	158,476	158,052	2.8%
GC Agile Holdings Limited (dba Apex Fund Services)(4)(14)(15)(18)(22)	First lien senior secured revolving loan	L + 7.00%	6/15/2023	—	(263)	(208)	—%
Gerson Lehrman Group, Inc.(4)(5)(22)	First lien senior secured loan	L + 4.25%	12/12/2024	316,297	313,378	313,134	5.5%
Gerson Lehrman Group, Inc.(4)(14)(15)(22)	First lien senior secured revolving loan	L + 4.25%	12/12/2024	—	(201)	(221)	—%
				736,515	723,256	724,653	12.7%
Specialty retail
EW Holdco, LLC (dba European Wax)(4)(5)(22)	First lien senior secured loan	L + 4.50%	9/25/2024	64,732	64,147	64,084	1.1%
EW Holdco, LLC (dba European Wax)(4)(14)(16)(22)	First lien senior secured delayed draw term loan	L + 4.50%	8/30/2019	—	—	—	—%
Galls, LLC(4)(5)(22)	First lien senior secured loan	L + 6.25%	1/31/2025	91,461	90,500	90,548	1.6%
Galls, LLC(4)(5)(14)(22)	First lien senior secured revolving loan	L + 6.25%	1/31/2024	16,865	16,606	16,654	0.3%
Galls, LLC(4)(5)(14)(16)(22)	First lien senior secured delayed draw term loan	L + 6.25%	1/31/2020	10,421	9,948	10,316	0.2%
				183,479	181,201	181,602	3.2%
Telecommunications
DB Datacenter Holdings Inc.(4)(5)(22)	Second lien senior secured loan	L + 7.50%	4/3/2025	35,000	34,565	34,650	0.6%
				35,000	34,565	34,650	0.6%
Transportation
Lytx, Inc.(4)(5)(22)	First lien senior secured loan	L + 6.75%	8/31/2023	43,911	42,912	43,911	0.7%
Lytx, Inc.(4)(14)(15)(22)	First lien senior secured revolving loan	L + 6.75%	8/31/2022	—	(39)	—	—%
Motus, LLC and Runzheimer International LLC(4)(7)(11)(22)	First lien senior secured loan	L + 6.33%	1/17/2024	58,749	57,570	58,162	1.0%
Uber Technologies, Inc.(20)(22)(23)	Unsecured note	7.50%	11/1/2023	9,200	9,200	9,756	0.2%
Uber Technologies, Inc.(20)(22)(23)	Unsecured note	8.00%	11/1/2026	13,800	13,800	14,679	0.2%
				125,660	123,443	126,508	2.1%
Total non-controlled/non-affiliated portfolio company debt investments				7,257,471	7,138,908	7,136,215	125.0%

Owl Rock Capital Corporation

Consolidated Schedules of Investments

As of June 30, 2019

(Amounts in thousands, except share amounts)

(Unaudited)

Company(1)(17)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(3)(24)	Fair Value	Percentage of Net Assets
Equity Investments
Energy equipment and services
Hillstone Environmental Partners, LLC(22)(23)	LLC Interest	N/A	N/A	1,991	1,991	1,991	—%
				1,991	1,991	1,991	—%
Food and beverage
CM7 Restaurant Holdings, LLC(22)(23)	LLC Interest	N/A	N/A	340	340	282	—%
H-Food Holdings, LLC(22)(23)	LLC Interest	N/A	N/A	10,875	10,875	12,082	0.2%
				11,215	11,215	12,364	0.2%
Total non-controlled/non-affiliated portfolio company equity investments				13,206	13,206	14,355	0.2%
Total non-controlled/non-affiliated portfolio company investments				7,270,677	7,152,114	7,150,570	125.2%

Controlled/affiliated portfolio company investments
Equity Investments
Investment funds and vehicles
Sebago Lake LLC(12)(18)(19)(21)(23)		N/A	N/A	91,638	91,638	90,185	1.6%
				91,638	91,638	90,185	1.6%
Total controlled/affiliated portfolio company investments				91,638	91,638	90,185	1.6%
Total Investments				$7,362,315	$7,243,752	$7,240,755	126.8%

	Interest Rate Swaps as of June 30, 2019
	Company Receives	Company Pays	Maturity Date	Notional Amount	Hedged Instrument	Footnote Reference
Interest rate swap	4.75%	L + 2.545%	12/21/2021	$150,000	2023 Notes	Note 6
Interest rate swap	5.25%	L + 2.937%	5/20/2031	400,000	2024 Notes	Note 6
Total				$550,000

________________

(1)	Certain portfolio company investments are subject to contractual restrictions on sales.
(2)	Unless otherwise indicated, all investments are considered Level 3 investments.
(3)	The amortized cost represents the original cost adjusted for the amortization of discounts and premiums, as applicable, on debt investments using the effective interest method.
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

(5)	The interest rate on these loans is subject to 1 month LIBOR, which as of June 30, 2019 was 2.40%.
(6)	The interest rate on these loans is subject to 2 month LIBOR, which as of June 30, 2019 was 2.33%.
(7)	The interest rate on these loans is subject to 3 month LIBOR, which as of June 30, 2019 was 2.32%.
(8)	The interest rate on these loans is subject to 6 month LIBOR, which as of June 30, 2019 was 2.20%.
(9)	The interest rate on this loan is subject to 3 month Canadian Dollar Offered Rate (“CDOR” or “C”), which as of June 30, 2019 was 2.0%.
(10)	The interest rate on these loans is subject to Prime, which as of June 30, 2019 was 5.50%.
(11)

The Company may be entitled to receive additional interest as a result of an arrangement with other lenders in the syndication. In exchange for the higher interest rate, the “last-out” portion is at a greater risk of loss.

(12)	Investment measured at NAV.
(13)

The first lien term loan is comprised of two components: Term Loan A and Term Loan B. The Company's Term Loan A and Term Loan B principal amounts are $34.5 million and $144.1 million, respectively. Both Term Loan A and Term Loan B have the same maturity date. Interest disclosed reflects the blended rate of the first lien term loan. The Term Loan A represents a ‘first out’ tranche and the Term Loan B represents a ‘last out’ tranche. The ‘first out’ tranche has priority as to the ‘last out’ tranche with respect to payments of principal, interest and any amounts due thereunder.

(14)	Position or portion thereof is an unfunded loan commitment. See Note 7 “Commitments and Contingencies”.

Owl Rock Capital Corporation

Consolidated Schedules of Investments

As of June 30, 2019

(Amounts in thousands, except share amounts)

(Unaudited)

(15)

The negative cost is the result of the capitalized discount being greater than the principal amount outstanding on the loan. The negative fair value is the result of the capitalized discount on the loan.

(16)	The date disclosed represents the commitment period of the unfunded term loan. Upon expiration of the commitment period, the funded portion of the term loan may be subject to a longer maturity date.
(17)

Unless otherwise indicated, the Company’s portfolio companies are pledged as collateral supporting the amounts outstanding under the Revolving Credit Facility and SPV Asset Facilities. See Note 6 “Debt”.

(18)

This portfolio company is not a qualifying asset under Section 55(a) of the 1940 Act. Under the 1940 Act, the Company may not acquire any non-qualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of total assets. As of June 30, 2019, non-qualifying assets represented 7.4% of total assets as calculated in accordance with the regulatory requirements.

(19)

As defined in the 1940 Act, the Company is deemed to be both an "Affiliated Person" and has "Control" of this portfolio company as the Company owns more than 25% of the portfolio company's outstanding voting securities or has the power to exercise control over management or policies of such portfolio company (including through a management agreement). Other than for purposes of the 1940 Act, the Company does not believe that it has control over this portfolio company. The Company’s investment in affiliates for the six months ended June 30, 2019, were as follows:

($ in thousands)	Fair value as of December 31, 2018	Gross Additions	Gross Reductions	Change in Unrealized Gains (Losses)	Fair value as of June 30, 2019	Dividend Income	Other Income
Controlled Affiliates
Sebago Lake LLC	$86,622	$501	$—	$3,062	$90,185	$5,281	$—
Total Controlled Affiliates	$86,622	$501	$—	$3,062	$90,185	$5,281	$—

(20)	Level 2 investment.
(21)	Investment is not pledged as collateral for the credit facilities.
(22)

Represents co-investment made with the Company’s affiliates in accordance with the terms of the exemptive relief that the Company received from the U.S. Securities and Exchange Commission. See Note 3 “Agreements and Related Party Transactions.”

(23)

Security acquired in transaction exempt from registration under the Securities Act of 1933, and may be deemed to be “restricted securities” under the Securities Act. As of June 30, 2019, the aggregate fair value of these securities is $129.0 million or 2.3% of the Company’s net assets. The acquisition dates of the restricted securities are as follows:

Portfolio Company	Investment	Acquisition Date
CM7 Restaurant Holdings, LLC	LLC Interest	May 21, 2018
H-Food Holdings, LLC	LLC Interest	November 23, 2018
Hillstone Environmental Partners, LLC	LLC Interest	May 13, 2019
Sebago Lake LLC*	LLC Interest	June 20, 2017
Uber Technologies, Inc.	Unsecured Notes	October 18, 2018
Uber Technologies, Inc.	Unsecured Notes	October 18, 2018

* Refer to Note 4 “Investments – Sebago Lake LLC,” for further information.

(24)

As of June 30, 2019, the net estimated unrealized loss for U.S. federal income tax purposes was $15.9 million based on a tax cost basis of $7.3 billion. As of June 30, 2019, the estimated aggregate gross unrealized loss for U.S. federal income tax purposes was $48.7 million and the estimated aggregate gross unrealized gain for U.S. federal income tax purposes was $32.8 million.

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

Owl Rock Capital Corporation

Consolidated Statements of Changes in Net Assets

(Amounts in thousands)

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
Increase (Decrease) in Net Assets Resulting from Operations
Net investment income (loss)	$119,622	$52,341	$215,628	$91,018
Net unrealized gain (loss)	5,058	2,325	23,510	7,766
Net realized gain (loss)	(10)	(3,951)	20	(3,793)
Net Increase (Decrease) in Net Assets Resulting from Operations	124,670	50,715	239,158	94,991
Distributions
Distributions declared from earnings(1)	(119,622)	(46,509)	(208,101)	(82,891)
Net Decrease in Net Assets Resulting from Shareholders' Distributions	(119,622)	(46,509)	(208,101)	(82,891)
Capital Share Transactions
Issuance of common shares	1,580,510	399,971	2,330,510	574,942
Reinvestment of distributions	43,984	19,837	83,444	38,351
Net Increase in Net Assets Resulting from Capital Share Transactions	1,624,494	419,808	2,413,954	613,293
Total Increase in Net Assets	1,629,542	424,014	2,445,011	625,393
Net Assets, at beginning of period	4,080,314	1,673,958	3,264,845	1,472,579
Net Assets, at end of period	$5,709,856	$2,097,972	$5,709,856	$2,097,972

________________

(1)	For the three and six months ended June 30, 2019 and 2018, distributions declared from earnings were derived from net investment income

The accompanying notes are an integral part of these consolidated financial statements.

Owl Rock Capital Corporation

Consolidated Statements of Cash Flows

(Amounts in thousands)

(Unaudited)

	For the Six Months Ended June 30,
	2019	2018
Cash Flows from Operating Activities
Net Increase (Decrease) in Net Assets Resulting from Operations	$239,158	$94,991
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash used in operating activities:
Purchases of investments, net	(2,047,414)	(1,725,095)
Proceeds from investments and investment repayments, net	639,977	645,330
Net amortization of discount on investments	(16,569)	(10,805)
Payment-in-kind interest	(8,497)	(1,114)
Net change in unrealized (gain) loss on investments	(23,532)	(7,766)
Net change in unrealized (gains) losses on translation of assets and liabilities in foreign currencies	22	—
Net realized (gain) loss	183	3,793
Amortization of debt issuance costs	4,837	2,370
Amortization of offering costs	15	400
Changes in operating assets and liabilities:
(Increase) decrease in receivable for investments sold	—	19,900
(Increase) decrease in interest receivable	(10,981)	(4,353)
(Increase) decrease in receivable from a controlled affiliate	5,516	(916)
(Increase) decrease in prepaid expenses and other assets	(14,495)	(2,841)
Increase (decrease) in management fee payable	1,406	1,590
Increase (decrease) in payables to affiliate	123	(660)
Increase (decrease) in payables for investments purchased	102,996	12,584
Increase (decrease) in fair value of interest rate swap attributed to unsecured notes	13,936	—
Increase (decrease) in accrued expenses and other liabilities	3,436	7,469
Net cash used in operating activities	(1,109,883)	(965,123)
Cash Flows from Financing Activities
Borrowings on debt	1,929,564	1,537,000
Payments on debt	(2,928,100)	(967,000)
Debt issuance costs	(18,210)	(6,338)
Proceeds from issuance of common shares	2,330,510	574,942
Offering costs paid	(254)	(393)
Cash distributions paid to shareholders	(83,385)	(31,576)
Net cash provided by financing activities	1,230,125	1,106,635
Net increase (decrease) in cash and restricted cash (restricted cash of $12,903 and $3,171, respectively)	120,242	141,512
Cash and restricted cash, beginning of period (restricted cash of $6,013 and $2,638, respectively)	127,603	20,071
Cash and restricted cash, end of period (restricted cash of $18,916 and $5,809, respectively)	$247,845	$161,583

Supplemental and Non-Cash Information
Interest paid during the period	$59,612	$20,407
Distributions declared during the period	$208,101	$82,891
Reinvestment of distributions during the period	$83,444	$38,351
Distributions Payable	$119,622	$46,509
Excise taxes paid	$1,100	$210

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

On July 22, 2019, the Company closed its initial public offering ("IPO"), issuing 10 million shares of its common stock at a public offering price of $15.30 per share. Net of underwriting fees and offering costs, the Company received total cash proceeds of $141.3 million. The Company has granted the underwriters an option to purchase up to an additional 1,500,000 shares of common stock from, at the public offering price, less the sales load payable by the Company, on or before August 16, 2019. The Company’s common stock began trading on the New York Stock Exchange (“NYSE”) under the symbol “ORCC” on July 18, 2019.

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

Owl Rock Capital Corporation

Notes to Consolidated Financial Statements (Unaudited) - Continued

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

Loans are generally placed on non-accrual status when there is reasonable doubt that principal or interest will be collected in full. Accrued interest is generally reversed when a loan is placed on non-accrual status. Interest payments received on non-accrual

Owl Rock Capital Corporation

Notes to Consolidated Financial Statements (Unaudited) - Continued

loans may be recognized as income or applied to principal depending upon management’s judgment regarding collectability. Non-accrual loans are restored to accrual status when past due principal and interest is paid current and, in management’s judgment, are likely to remain current. Management may make exceptions to this treatment and determine to not place a loan on non-accrual status if the loan has sufficient collateral value and is in the process of collection. As of June 30, 2019, no investments are on non-accrual status.

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

Offering Expenses

Costs associated with the private placement offering of common shares of the Company are capitalized as deferred offering expenses and are included in prepaid expenses and other assets in the Consolidated Statements of Assets and Liabilities and are amortized over a twelve-month period from incurrence. The Company will record expenses related to public equity offerings as a reduction of capital upon completion of an offering of registered securities. The costs associated with renewals of the Company’s shelf registration statement will be expensed as incurred.

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

Owl Rock Capital Corporation

Notes to Consolidated Financial Statements (Unaudited) - Continued

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

Owl Rock Capital Corporation

Notes to Consolidated Financial Statements (Unaudited) - Continued

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

For the three and six months ended June 30, 2019, the Company incurred expenses of approximately $1.6 million and $2.8 million, respectively, for costs and expenses reimbursable to the Adviser under the terms of the Administration Agreement. For the three and six months ended June 30, 2018, the Company incurred expenses of approximately $0.9 million and $1.6 million, respectively, for costs and expenses reimbursable to the Adviser under the terms of the Administration Agreement.

As of June 30, 2019 and December 31, 2018, amounts reimbursable to the Adviser pursuant to the Administration Agreement were $3.0 million and $2.8 million, respectively.

Investment Advisory Agreement

On March 1, 2016, the Company entered into the Original Investment Advisory Agreement with the Adviser. On February 27, 2019, the Board determined to amend and restate the Original Investment Advisory Agreement (as amended and restated, the "Investment Advisory Agreement") to reduce the fees that the Company will pay the Adviser following the listing of the Company's common stock on a national securities exchange (an "Exchange Listing"). Under the terms of the Investment Advisory Agreement, the Adviser is responsible for managing the Company’s business and activities, including sourcing investment opportunities, conducting research, performing diligence on potential investments, structuring its investments, and monitoring its portfolio companies on an ongoing basis through a team of investment professionals.

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

The management fee is payable quarterly in arrears. Prior to the IPO, which qualifies as an Exchange Listing, the management fee is payable at an annual rate of 0.75% of the Company’s (i) average gross assets, excluding cash and cash equivalents but including assets purchased with borrowed amounts, at the end of the Company’s two most recently completed calendar quarters plus (ii) the average of any remaining unfunded Capital Commitments at the end of the two most recently completed calendar quarters.

Following the IPO, the management fee is payable at an annual rate of 1.5% of the Company’s average gross assets excluding cash and cash equivalents but including assets purchased with borrowed amounts, at the end of the two most recently completed calendar quarters. The management fee for any partial month or quarter, as the case may be, will be appropriately prorated and adjusted for any share issuances or repurchases during the relevant calendar months or quarters, as the case may be.

On February 27, 2019, the Adviser agreed at all times prior to the fifteen-month anniversary of an Exchange Listing (which includes the IPO), to waive any portion of the Management Fee that is in excess of 0.75% of the Company’s gross assets, excluding cash and cash-equivalents but including assets purchased with borrowed amounts at the end of the two most recently completed calendar quarters, calculated in accordance with the Investment Advisory Agreement.

For the three and six months ended June 30, 2019, management fees were $15.5 million and $30.6 million, respectively. For the three and six months ended June 30, 2018, management fees were $12.7 million and $24.8 million, respectively

Pursuant to the Investment Advisory Agreement, the Adviser is not entitled to an incentive fee prior to the IPO.

Following the IPO, the incentive fee will consist of two components that are independent of each other, with the result that one component may be payable even if the other is not. A portion of the incentive fee is based on the Company’s pre-incentive fee net investment income and a portion is based on the Company’s capital gains. The portion of the incentive fee based on pre-incentive fee net investment income is determined and paid quarterly in arrears commencing with the first calendar quarter following an Exchange Listing, and equals 100% of the pre-incentive fee net investment income in excess of a 1.5% quarterly “hurdle rate,” until the Adviser has received 17.5% of the total pre-incentive fee net investment income for that calendar quarter and, for pre-incentive fee net investment income in excess of 1.82% quarterly, 17.5% of all remaining pre-incentive fee net investment income for that calendar quarter.

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

On February 27, 2019, the Adviser agreed at all times prior to the fifteen-month anniversary of an Exchange Listing (which includes the IPO), to waive the Incentive Fee (including, for the avoidance of doubt, the Capital Gains Incentive Fee).

There was no incentive fee for the three and six months ended June 30, 2019 and 2018.

Affiliated Transactions

The Company may be prohibited under the 1940 Act from participating in certain transactions with its affiliates without prior approval of the directors who are not interested persons, and in some cases, the prior approval of the SEC.  The Company, the Adviser

Owl Rock Capital Corporation

Notes to Consolidated Financial Statements (Unaudited) - Continued

and certain of their affiliates have been granted exemptive relief by the SEC for the Company to co-invest with other funds managed by the Adviser or its affiliates in a manner consistent with the Company’s investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors. Pursuant to such exemptive relief, the Company generally is permitted to co-invest with certain of its affiliates if a “required majority” (as defined in Section 57(o) of the 1940 Act) of the Board make certain conclusions in connection with a co-investment transaction, including that (1) the terms of the transaction, including the consideration to be paid, are reasonable and fair to the Company and its shareholders and do not involve overreaching of the Company or its shareholders on the part of any person concerned, (2) the transaction is consistent with the interests of the Company’s shareholders and is consistent with its investment objective and strategies, and (3) the investment by its affiliates would not disadvantage the Company, and the Company’s participation would not be on a basis different from or less advantageous than that on which its affiliates are investing. The Adviser is under common control with Owl Rock Technology Advisors LLC (“ORTA”) and Owl Rock Capital Private Fund Advisors LLC (“ORCPFA”), which are also investment advisers and indirect subsidiaries of Owl Rock Capital Partners. The Adviser, ORTA and ORCPFA are referred to as the “Owl Rock Advisers” and together with Owl Rock Capital Partners are referred to, collectively, as “Owl Rock.” Owl Rock Advisers’ investment allocation policy seeks to ensure equitable allocation of investment opportunities between the Company, Owl Rock Capital Corporation II, a BDC advised by the Adviser, Owl Rock Technology Finance Corp., a BDC advised by ORTA, and/or other funds managed by the Adviser or its affiliates. As a result of exemptive relief, there could be significant overlap in the Company’s investment portfolio and the investment portfolio of Owl Rock Capital Corporation II, Owl Rock Technology Finance Corp. and/or other funds established by the Adviser or its affiliates that could avail themselves of the exemptive relief.

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

Investments at fair value and amortized cost consisted of the following as of June 30, 2019 and December 31, 2018:

	June 30, 2019		December 31, 2018
($ in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
First-lien senior secured debt investments	$5,888,168	$5,884,919	$4,566,573	$4,554,835
Second-lien senior secured debt investments	1,227,740	1,226,861	1,119,507	1,109,366
Unsecured debt investments	23,000	24,435	23,000	22,183
Equity investments	13,206	14,355	11,215	11,063
Investment funds and vehicles(1)	91,638	90,185	91,138	86,622
Total Investments	$7,243,752	$7,240,755	$5,811,433	$5,784,069

________________

(1)	Includes equity investment in Sebago Lake. See below, within Note 4, for more information regarding Sebago Lake.

Owl Rock Capital Corporation

Notes to Consolidated Financial Statements (Unaudited) - Continued

The industry composition of investments based on fair value as of June 30, 2019 and December 31, 2018 was as follows:

	June 30, 2019	December 31, 2018
Advertising and media	3.4%	4.2%
Aerospace and defense	2.7	—
Automotive	2.1	2.6
Buildings and real estate	6.5	5.2
Business services	5.1	7.6
Chemicals	3.3	1.7
Consumer products	3.3	1.8
Containers and packaging	0.6	0.7
Distribution	8.7	10.6
Education	4.3	3.0
Energy equipment and services	1.7	1.6
Financial services	1.8	1.9
Food and beverage	6.9	8.4
Healthcare providers and services	8.9	6.5
Healthcare technology	1.6	0.7
Household products	0.7	0.9
Infrastructure and environmental services	2.9	3.4
Insurance	2.1	0.6
Internet software and services	10.1	9.5
Investment funds and vehicles(1)	1.2	1.5
Leisure and entertainment	2.7	3.8
Manufacturing	1.8	1.8
Oil and gas	2.9	4.9
Professional services	10.0	11.4
Specialty retail	2.5	2.8
Telecommunications	0.5	0.6
Transportation	1.7	2.3
Total	100.0%	100.0%

________________

(1)	Includes equity investment in Sebago Lake. See below, within Note 4, for more information regarding Sebago Lake.

The geographic composition of investments based on fair value as of June 30, 2019 and December 31, 2018 was as follows:

	June 30, 2019	December 31, 2018
United States:
Midwest	17.2%	17.3%
Northeast	16.9	22.0
South	42.7	36.7
West	18.4	20.1
Belgium	1.3	1.6
Canada	1.3	0.9
United Kingdom	2.2	1.4
Total	100.0%	100.0%

Sebago Lake LLC

Sebago Lake, a Delaware limited liability company, was formed as a joint venture between the Company and The Regents of the University of California (“Regents”) and commenced operations on June 20, 2017. Sebago Lake’s principal purpose is to make investments, primarily in senior secured loans that are made to middle-market companies or in broadly syndicated loans. Both the

Owl Rock Capital Corporation

Notes to Consolidated Financial Statements (Unaudited) - Continued

Company and Regents (the “Members”) have a 50% economic ownership in Sebago Lake. Except under certain circumstances, contributions to Sebago Lake cannot be redeemed. Each of the Members initially agreed to contribute up to $100 million to Sebago Lake. On July 26, 2018, each of the Members increased their contribution to Sebago Lake up to an aggregate of $125 million. As of June 30, 2019, each Member has funded $91.6 million of their $125 million commitments. Sebago Lake is managed by the Members, each of which have equal voting rights. Investment decisions must be approved by each of the Members.

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

As of June 30, 2019 and December 31, 2018, Sebago Lake had total investments in senior secured debt at fair value of $499.8 million and $531.5 million, respectively. The determination of fair value is in accordance with ASC 820; however, such fair value is not included in the Board’s valuation process described herein. The following table is a summary of Sebago Lake’s portfolio as well as a listing of the portfolio investments in Sebago Lake’s portfolio as of June 30, 2019 and December 31, 2018:

($ in thousands)	June 30, 2019	December 31, 2018
Total senior secured debt investments(1)	$507,306	$545,553
Weighted average spread over LIBOR(1)	4.59%	4.66%
Number of portfolio companies	16	16
Largest funded investment to a single borrower(1)	$49,517	$49,768

________________

(1)	At par.

Owl Rock Capital Corporation

Notes to Consolidated Financial Statements (Unaudited) - Continued

Sebago Lake's Portfolio as of June 30, 2019 ($ in thousands)
Company(1)(2)(4)(5)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(3)	Fair Value	Percentage of Members' Equity
Debt Investments
Aerospace and defense
Applied Composites Holdings, LLC (fka AC&A Enterprises Holdings, LLC)(7)	First lien senior secured loan	L + 5.50%	12/21/2023	35,368	$34,813	34,800	19.3%
Applied Composites Holdings, LLC (fka AC&A Enterprises Holdings, LLC)(9)(11)(14)	First lien senior secured revolving loan	P + 4.50%	12/21/2022	750	708	702	0.4%
Dynasty Acquisition Co., Inc. (dba StandardAero Limited)(7)	First lien senior secured loan	L + 4.00%	4/4/2026	40,000	39,805	39,800	22.1%
Space Exploration Technologies Corp.(6)	First lien senior secured loan	L + 4.25%	11/21/2025	24,875	24,644	24,626	13.7%
				100,993	99,970	99,928	55.5%
Education
SSH Group Holdings, Inc. (dba Stratford School)(7)(10)	First lien senior secured loan	L + 4.25%	7/30/2025	34,737	34,643	34,492	19.1%
Food and beverage
DecoPac, Inc.(7)	First lien senior secured loan	L + 4.25%	9/30/2024	20,561	20,483	20,602	11.4%
DecoPac, Inc.(6)(11)(14)	First lien senior secured revolving loan	L + 4.25%	9/29/2023	714	702	715	0.4%
FQSR, LLC (dba KBP Investments)(7)	First lien senior secured loan	L + 5.50%	5/14/2023	24,632	24,335	24,336	13.5%
FQSR, LLC (dba KBP Investments)(7)(11)(13)(14)	First lien senior secured delayed draw term loan	L + 5.50%	5/14/2020	3,305	3,233	3,231	1.8%
Give & Go Prepared Foods Corp.(6)(10)	First lien senior secured loan	L + 4.25%	7/29/2023	24,563	24,518	22,475	12.5%
Sovos Brands Intermediate, Inc.(8)	First lien senior secured loan	L + 5.00%	7/20/2025	44,775	44,368	44,341	24.6%
				118,550	117,639	115,700	64.2%
Healthcare equipment and services
Cadence, Inc.(6)	First lien senior secured loan	L + 4.50%	5/21/2025	27,473	26,888	26,915	14.9%
Cadence, Inc.(11)(12)(14)	First lien senior secured revolving loan	L + 4.50%	5/21/2025	—	(143)	(149)	(0.1)%
				27,473	26,745	26,766	14.8%
Healthcare technology
VVC Holdings Corp. (dba Athenahealth, Inc.)(7)(10)	First lien senior secured loan	L + 4.50%	2/11/2026	19,950	19,566	19,884	11.0%
Infrastructure and environmental services
CHA Holding, Inc.(7)	First lien senior secured loan	L + 4.50%	4/10/2025	24,750	24,655	24,651	13.7%
CHA Holding, Inc.(7)(11)(13)(14)	First lien senior secured delayed draw term loan	L + 4.50%	10/10/2019	5,217	5,195	5,196	2.9%
				29,967	29,850	29,847	16.6%
Insurance
Integro Parent Inc.(7)	First lien senior secured loan	L + 5.75%	10/28/2022	44,425	44,250	43,936	24.3%

Owl Rock Capital Corporation

Notes to Consolidated Financial Statements (Unaudited) - Continued

Sebago Lake's Portfolio as of June 30, 2019 ($ in thousands)
Company(1)(2)(4)(5)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(3)	Fair Value	Percentage of Members' Equity
Integro Parent Inc.(11)(12)(14)	First lien senior secured revolving loan	L + 4.50%	10/30/2021	—	(21)	(54)	—%
USRP Holdings, Inc. (dba U.S. Retirement and Benefits Partners)(7)	First lien senior secured loan	L + 4.25%	3/29/2025	34,737	34,003	33,779	18.7%
USRP Holdings, Inc. (dba U.S. Retirement and Benefits Partners)(7)(11)(14)	First lien senior secured revolving loan	L + 4.25%	3/29/2023	1,125	985	946	0.5%
USRP Holdings, Inc. (dba U.S. Retirement and Benefits Partners)(7)(11)(13)	First lien senior secured delayed draw term loan	L + 4.25%	3/29/2020	6,132	5,953	5,892	3.3%
				86,419	85,170	84,499	46.8%
Internet software and services
DigiCert, Inc.(6)(10)	First lien senior secured loan	L + 4.00%	10/31/2024	49,517	49,276	49,271	27.3%
Manufacturing
Engineered Machinery Holdings(7)	First lien senior secured loan	L + 4.25%	7/19/2024	14,925	14,646	14,627	8.1%
Transportation
Uber Technologies, Inc.(6)(10)	First lien senior secured loan	L + 4.00%	4/4/2025	24,775	24,630	24,765	13.7%
Total Debt Investments				$507,306	$502,135	$499,779	277.1%
Total Investments				$507,306	$502,135	$499,779	277.1%

________________

(1)	Certain portfolio company investments are subject to contractual restrictions on sales.
(2)	Unless otherwise indicated, Sebago Lake’s investments are pledged as collateral supporting the amounts outstanding under Sebago Lake’s credit facility.
(3)	The amortized cost represents the original cost adjusted for the amortization of discounts and premiums, as applicable, on debt investments using the effective interest method.
(4)	Unless otherwise indicated, all investments are considered Level 3 investments.
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

(6)	The interest rate on these loans is subject to 1 month LIBOR, which as of June 30, 2019 was 2.40%.
(7)	The interest rate on these loans is subject to 3 month LIBOR, which as of June 30, 2019 was 2.32%.
(8)	The interest rate on these loans is subject to 6 month LIBOR, which as of June 30, 2019 was 2.20%.
(9)	The interest rate on these loans is subject to Prime, which as of June 30, 2019 was 5.50%.
(10)	Level 2 investment.
(11)	Position or portion thereof is an unfunded loan commitment.
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

(13)	The date disclosed represents the commitment period of the unfunded term loan. Upon expiration of the commitment period, the funded portion of the term loan may be subject to a longer maturity date.
(14)	Investment is not pledged as collateral under Sebago Lake’s credit facility.

Owl Rock Capital Corporation

Notes to Consolidated Financial Statements (Unaudited) - Continued

Below is selected balance sheet information for Sebago Lake as of June 30, 2019 and December 31, 2018:

($ in thousands)	June 30, 2019 (Unaudited)	December 31, 2018
Assets
Investments at fair value (amortized cost of $502,135 and $540,076, respectively)	$499,779	$531,515
Cash	11,017	13,487
Interest receivable	1,487	1,925
Prepaid expenses and other assets	108	455
Total Assets	$512,391	$547,382
Liabilities
Debt (net of unamortized debt issuance costs of $4,633 and $5,368, respectively)	$324,051	$356,611
Loan origination and structuring fees payable	—	4,871
Distributions payable	5,168	6,460
Accrued expenses and other liabilities	2,803	6,196
Total Liabilities	$332,022	$374,138
Members' Equity
Members' Equity	180,369	173,244
Members' Equity	180,369	173,244
Total Liabilities and Members' Equity	$512,391	$547,382

Below is selected statement of operations information for Sebago Lake for the three and six months ended June 30, 2019 and 2018:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2019	2018	2019	2018
Investment Income
Interest income	$10,087	$8,547	$20,483	$14,706
Other income	57	127	125	220
Total Investment Income	10,144	8,674	20,608	14,926
Expenses
Loan origination and structuring fee	—	1,636	—	2,819
Interest expense	4,551	3,902	9,184	6,526
Professional fees	175	223	355	412
Total Expenses	4,726	5,761	9,539	9,757
Net Investment Income Before Taxes	5,418	2,913	11,069	5,169
Taxes	253	—	587	—
Net Investment Income After Taxes	$5,165	$2,913	$10,482	$5,169
Net Realized and Unrealized Gain (Loss) on Investments
Net Unrealized Gain (Loss) on Investments	2,035	(1,947)	6,205	(1,687)
Total Net Unrealized Gain (Loss) on Investments	2,035	(1,947)	6,205	(1,687)
Net Increase in Members' Equity Resulting from Operations	$7,200	$966	$16,687	$3,482

Loan Origination and Structuring Fees

If the loan origination and structuring fees earned by Sebago Lake during a fiscal year exceed Sebago Lake’s expenses and other obligations (excluding financing costs), such excess is allocated to the Member(s) responsible for the origination of the loans pro rata in accordance with the total loan origination and structuring fees earned by Sebago Lake with respect to the loans originated by such Member; provided, that in no event will the amount allocated to a Member exceed 1% of the par value of the loans originated by such Member in any fiscal year. The loan origination and structuring fee is accrued quarterly and included in other income from controlled,

Owl Rock Capital Corporation

Notes to Consolidated Financial Statements (Unaudited) - Continued

affiliated investments on the Company’s Consolidated Statements of Operations and paid annually. On February 27, 2019, the Members agreed to amend the terms of Sebago Lake’s operating agreement to eliminate the allocation of excess loan origination and structuring fees to the Members. As such, for the three and six months ended June 30, 2019, the Company accrued no income based on loan origination and structuring fees. For the three and six months ended June 30, 2018, the Company accrued income based on loan origination and structuring fees of $1.6 million and $2.8 million, respectively.

Note 5. Fair Value of Investments

Investments

The following tables present the fair value hierarchy of investments as of June 30, 2019 and December 31, 2018:

	Fair Value Hierarchy as of June 30, 2019
($ in thousands)	Level 1	Level 2	Level 3	Total
First-lien senior secured debt investments	$—	$60,370	$5,824,549	$5,884,919
Second-lien senior secured debt investments	—	40,524	1,186,337	1,226,861
Unsecured debt investments	—	24,435	—	24,435
Equity investments	—	—	14,355	14,355
Subtotal	$—	$125,329	$7,025,241	$7,150,570
Investments measured at NAV(1)	—	—	—	90,185
Total Investments at fair value	$—	$125,329	$7,025,241	$7,240,755

________________

(1)	Includes equity investment in Sebago Lake.

	Fair Value Hierarchy as of December 31, 2018
($ in thousands)	Level 1	Level 2	Level 3	Total
First-lien senior secured debt investments	$—	$—	$4,554,835	$4,554,835
Second-lien senior secured debt investments	—	34,493	1,074,873	1,109,366
Unsecured debt investments	—	22,183	—	22,183
Equity investments	—	—	11,063	11,063
Subtotal	$—	$56,676	$5,640,771	$5,697,447
Investments measured at NAV(1)	—	—	—	86,622
Total Investments at fair value	$—	$56,676	$5,640,771	$5,784,069

________________

(1)	Includes equity investment in Sebago Lake.

Owl Rock Capital Corporation

Notes to Consolidated Financial Statements (Unaudited) - Continued

The following tables present changes in the fair value of investments for which Level 3 inputs were used to determine the fair value as of and for the three and six months ended June 30, 2019 and 2018:

	As of and for the Three Months Ended June 30, 2019
($ in thousands)	First-lien senior secured debt investments	Second-lien senior secured debt investments	Equity investments	Total
Fair value, beginning of period	$5,538,694	$1,089,942	$12,294	$6,640,930
Purchases of investments, net(1)	776,067	99,831	1,991	877,889
Proceeds from investments, net	(501,309)	(8,700)	—	(510,009)
Net change in unrealized gain (loss)	148	4,696	70	4,914
Net realized gains (losses)	(179)	—	—	(179)
Net amortization of discount on investments	11,128	568	—	11,696
Transfers into (out of) Level 3(2)	—	—	—	—
Fair value, end of period	$5,824,549	$1,186,337	$14,355	$7,025,241

________________

(1)	Purchases may include payment-in-kind (“PIK”).
(2)	Transfers between levels, if any, are recognized at the beginning of the quarter in which the transfers occur.

	As of and for the Six Months Ended June 30, 2019
($ in thousands)	First-lien senior secured debt investments	Second-lien senior secured debt investments	Equity investments	Total
Fair value, beginning of period	$4,554,835	$1,074,873	$11,063	$5,640,771
Purchases of investments, net(1)	1,868,201	110,069	1,991	1,980,261
Proceeds from investments, net	(581,332)	(8,700)	—	(590,032)
Net change in unrealized gain (loss)	7,824	9,042	1,301	18,167
Net realized gains (losses)	(179)	—	—	(179)
Net amortization of discount on investments	15,236	1,053	—	16,289
Transfers into (out of) Level 3(2)	(40,036)	—	—	(40,036)
Fair value, end of period	$5,824,549	$1,186,337	$14,355	$7,025,241

________________

(1)	Purchases may include payment-in-kind (“PIK”).
(2)	Transfers between levels, if any, are recognized at the beginning of the quarter in which the transfers occur.

	As of and for the Three Months Ended June 30, 2018
($ in thousands)	First-lien senior secured debt investments	Second-lien senior secured debt investments	Equity investments	Total
Fair value, beginning of period	$1,995,555	$861,314	$2,760	$2,859,629
Purchases of investments, net(1)	763,552	75,177	340	839,069
Proceeds from investments, net	(323,276)	(84,250)	—	(407,526)
Net change in unrealized gain (loss)	928	1,691	1,093	3,712
Net realized gains (losses)	158	(3,951)	—	(3,793)
Net amortization of discount on investments	5,990	939	—	6,929
Transfers into (out of) Level 3(2)	59,695	—	—	59,695
Fair value, end of period	$2,502,602	$850,920	$4,193	$3,357,715

________________

(1)	Purchases may include payment-in-kind (“PIK”).
(2)	Transfers between levels, if any, are recognized at the beginning of the quarter in which the transfers occur.

Owl Rock Capital Corporation

Notes to Consolidated Financial Statements (Unaudited) - Continued

	As of and for the Six Months Ended June 30, 2018
($ in thousands)	First-lien senior secured debt investments	Second-lien senior secured debt investments	Equity investments	Total
Fair value, beginning of period	$1,612,191	$633,879	$2,760	$2,248,830
Purchases of investments, net(1)	1,326,956	358,909	340	1,686,205
Proceeds from investments, net	(452,439)	(141,250)	—	(593,689)
Net change in unrealized gain (loss)	7,738	1,009	1,093	9,840
Net realized gains (losses)	—	(3,951)	—	(3,951)
Net amortization of discount on investments	8,156	2,324	—	10,480
Transfers into (out of) Level 3(2)	—	—	—	—
Fair value, end of period	$2,502,602	$850,920	$4,193	$3,357,715

________________

(1)	Purchases may include payment-in-kind (“PIK”).
(2)	Transfers between levels, if any, are recognized at the beginning of the quarter in which the transfers occur.

The following tables present information with respect to net change in unrealized gains on investments for which Level 3 inputs were used in determining the fair value that are still held by the Company for the three and six months ended June 30, 2019 and 2018:

($ in thousands)	Net change in unrealized gain (loss) for the Three Months Ended June 30, 2019 on Investments Held at June 30, 2019	Net change in unrealized gain (loss) for the Three Months Ended June 30, 2018 on Investments Held at June 30, 2018
First-lien senior secured debt investments	$4,538	$5,584
Second-lien senior secured debt investments	4,694	1,025
Equity investments	70	1,093
Total Investments	$9,302	$7,702

($ in thousands)	Net change in unrealized gain (loss) for the Six Months Ended June 30, 2019 on Investments Held at June 30, 2019	Net change in unrealized gain (loss) for the Six Months Ended June 30, 2018 on Investments Held at June 30, 2018
First-lien senior secured debt investments	$9,961	$11,651
Second-lien senior secured debt investments	9,042	2,509
Equity investments	1,301	1,093
Total Investments	$20,304	$15,253

Owl Rock Capital Corporation

Notes to Consolidated Financial Statements (Unaudited) - Continued

The following tables present quantitative information about the significant unobservable inputs of the Company’s Level 3 investments as of June 30, 2019 and December 31, 2018. The tables are not intended to be all-inclusive but instead capture the significant unobservable inputs relevant to the Company’s determination of fair value.

	As of June 30, 2019
($ in thousands)	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)	Impact to Valuation from an Increase in Input
First-lien senior secured debt investments	$5,425,437	Yield Analysis	Market Yield	5.5%-14.1% (9.2%)	Decrease
	399,112	Recent Transaction	Transaction Price	96.0%-99.0% (98.5%)	Increase
Second-lien senior secured debt investments	$1,033,042	Yield Analysis	Market Yield	9.0%-18.0% (11.1%)	Decrease
	153,295	Recent Transaction	Transaction Price	98.5%-99.8% (99.4%)	Increase
Equity Investments	$12,364	Market Approach	EBITDA Multiple	7.0x - 11.5x (11.4x)	Increase
	1,991	Recent Transaction	Transaction Price	1.0	Increase

	As of December 31, 2018
($ in thousands)	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)	Impact to Valuation from an Increase in Input
First-lien senior secured debt investments(1)	$3,719,125	Yield Analysis	Market Yield	6.4%-13.9% (10.4%)	Decrease
	712,109	Recent Transaction	Transaction Price	97.5%-99.0% (98.7%)	Increase
Second-lien senior secured debt investments	$1,074,873	Yield Analysis	Market Yield	10.7%-19.5% (12.1%)	Decrease
Equity Investments	$188	Market Approach	EBITDA Multiple	7.25x	Increase
	10,875	Recent Transaction	Transaction Price	1.0	Increase

________________

(1)	Excludes investments with an aggregate fair value amounting to $123,601, which the Company valued using indicative bid prices obtained from brokers.

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

Owl Rock Capital Corporation

Notes to Consolidated Financial Statements (Unaudited) - Continued

approach, based on comparable publicly-traded company and comparable market transaction multiples of revenues, earnings before income taxes, depreciation and amortization (“EBITDA”) or some combination thereof and comparable market transactions typically would be used.

Financial Instruments Not Carried at Fair Value

The fair value of the Company’s credit facilities, which are categorized as Level 3 within the fair value hierarchy as of June 30, 2019 and December 31, 2018, approximates their carrying value. Additionally, the carrying amounts of the Company’s assets and liabilities, other than investments at fair value, approximate fair value due to their short maturities.

Note 6. Debt

In accordance with the 1940 Act, with certain limitations, the Company is allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 200% (or 150% if certain conditions are met) after such borrowing. As of June 30, 2019 and December 31, 2018, the Company’s asset coverage was 430% and 225%, respectively.

Debt obligations consisted of the following as of June 30, 2019 and December 31, 2018:

	June 30, 2019
($ in thousands)	Aggregate Principal Committed	Outstanding Principal	Amount Available(1)	Net Carrying Value(2)
Revolving Credit Facility(3)(5)	$960,000	$43,983	$915,678	$36,338
SPV Asset Facility I	400,000	300,000	100,000	296,781
SPV Asset Facility II	550,000	150,000	400,000	144,037
SPV Asset Facility III	500,000	160,000	340,000	155,825
CLO I	390,000	390,000	—	386,777
2023 Notes(4)	150,000	150,000	—	149,920
2024 Notes(4)	400,000	400,000	—	400,943
Total Debt	$3,350,000	$1,593,983	$1,755,678	$1,570,621

________________

(1)	The amount available reflects any limitations related to each credit facility’s borrowing base.
(2)

The carrying value of the Company’s Revolving Credit Facility, SPV Asset Facility I, SPV Asset Facility II, SPV Asset Facility III, CLO I, 2023 Notes, and 2024 Notes are presented net of deferred unamortized debt issuance costs of $7.6 million, $3.2 million, $6.0 million, $4.2 million, $3.2 million, $1.6 million and $9.9 million, respectively.

(3)	Includes the unrealized translation gain (loss) on borrowings denominated in foreign currencies.
(4)	Inclusive of change in fair value of effective hedge.
(5)	The amount available is reduced by $0.3 million of outstanding letters of credit.

Owl Rock Capital Corporation

Notes to Consolidated Financial Statements (Unaudited) - Continued

	December 31, 2018
($ in thousands)	Aggregate Principal Committed	Outstanding Principal	Amount Available(1)	Net Carrying Value(2)
Subscription Credit Facility(3)	$900,000	$883,000	$4,487	$881,795
Revolving Credit Facility(4)	600,000	308,643	291,357	304,229
SPV Asset Facility I	400,000	400,000	—	396,352
SPV Asset Facility II	550,000	550,000	—	543,713
SPV Asset Facility III	500,000	300,000	200,000	294,995
2023 Notes(5)	150,000	150,000	—	146,633
Total Debt	$3,100,000	$2,591,643	$495,844	$2,567,717

________________

(1)	The amount available reflects any limitations related to each credit facility’s borrowing base.
(2)

The carrying value of the Company’s Subscription Credit Facility, Revolving Credit Facility, SPV Asset Facility I, SPV Asset Facility II, SPV Asset Facility III and the 2023 Notes are presented net of deferred unamortized debt issuance costs of $1.2 million, $4.4 million, $3.6 million, $6.3 million, $5.0 million and $1.8 million, respectively.

(3)	The amount available is reduced by $12.5 million of outstanding letters of credit.
(4)	Includes the unrealized translation gain (loss) on borrowings denominated in foreign currencies.
(5)	Inclusive of change in fair value of effective hedge.

For the three and six months ended June 30, 2019 and 2018, the components of interest expense were as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
($ in thousands)	2019	2018	2019	2018
Interest expense	$33,993	$15,827	$66,779	$26,789
Amortization of debt issuance costs	2,865	1,275	4,808	2,370
Total Interest Expense	$36,858	$17,102	$71,587	$29,159
Average interest rate	4.95%	4.04%	4.84%	3.86%
Average daily borrowings	$2,714,658	$1,494,714	$2,743,616	$1,321,359

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

The Subscription Credit Facility permitted the Company to borrow up to $900 million, subject to availability under the “Borrowing Base.” The Borrowing Base was calculated based on the unused Capital Commitments of the investors meeting various eligibility requirements above certain concentration limits based on investors’ credit ratings.  Effective June 19, 2019, the outstanding balance on the Subscription Credit Facility was paid in full and the facility was terminated pursuant to its terms.

Borrowings under the Subscription Credit Facility bore interest, at the Company’s election at the time of drawdown, at a rate per annum equal to (i) in the case of LIBOR rate loans, an adjusted LIBOR rate for the applicable interest period plus 1.60% or (ii) in the case of reference rate loans, the greatest of (A) a prime rate plus 0.60%, (B) the federal funds rate plus 1.10%, and (C) one-month LIBOR plus 1.60%.  Loans were able to be converted from one rate to another at any time at the Company’s election, subject to certain conditions.  The Company predominantly borrowed utilizing LIBOR rate loans, generally electing one-month LIBOR upon borrowing. The Company also paid an unused commitment fee of 0.25% per annum on the unused commitments.

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

The maximum principal amount of the Revolving Credit Facility is $1.06 billion (increased from $960 million on July 26, 2019; previously increased on May 2, 2019 from $925 million to $960 million; previously increased on April 2, 2019 from $600 million to $925 million), subject to availability under the borrowing base, which is based on the Company’s portfolio investments and other outstanding indebtedness. Maximum capacity under the Revolving Credit Facility may be increased to $1.5 billion (increased from $1.25 billion on April 2, 2019) through the exercise by the Borrower of an uncommitted accordion feature through which existing and new lenders may, at their option, agree to provide additional financing. The Revolving Credit Facility includes a $50 million limit for swingline loans and is secured by a perfected first-priority interest in substantially all of the portfolio investments held by the Company and each Guarantor, subject to certain exceptions.

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

Owl Rock Capital Corporation

Notes to Consolidated Financial Statements (Unaudited) - Continued

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

Amounts drawn bear interest at LIBOR (or, in the case of certain lenders that are commercial paper conduits, the lower of their cost of funds and LIBOR plus 0.25%) plus a spread of 2.15% increasing to 2.50% following the six-month anniversary of the SPV Asset Facility II Closing Date. The Company predominantly borrows utilizing LIBOR rate loans, generally electing one-month LIBOR upon borrowing. From the SPV Asset Facility II Closing Date to the SPV Asset Facility II Commitment Termination Date, there is a commitment fee ranging from 0.50% to 1.00% per annum on the undrawn amount, if any, of the revolving commitments in the SPV Asset Facility II. The SPV Asset Facility II contains customary covenants, including certain financial maintenance covenants, limitations on the activities of ORCC Financing II, including limitations on incurrence of incremental indebtedness, and customary events of default. The SPV Asset Facility II is secured by a perfected first priority security interest in the assets of ORCC Financing II and on any payments received by ORCC Financing II in respect of those assets. Assets pledged to the SPV Asset Facility II Lenders will not be available to pay the debts of the Company.

Owl Rock Capital Corporation

Notes to Consolidated Financial Statements (Unaudited) - Continued

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

CLO I

On May 28, 2019 (the “CLO Closing Date”), the Company completed a $596 million term debt securitization transaction (the “CLO Transaction”), also known as a collateralized loan obligation transaction.  The secured notes and preferred shares issued in the CLO Transaction and the secured loan borrowed in the CLO Transaction were issued and incurred, as applicable, by the Company’s consolidated subsidiaries Owl Rock CLO I, Ltd., an exempted company incorporated in the Cayman Islands with limited liability (the “CLO Issuer”), and Owl Rock CLO I, LLC, a Delaware limited liability company (the “CLO Co-Issuer” and together with the CLO Issuer, the “CLO Issuers”).

In the CLO Transaction the CLO Issuers (A) issued the following notes pursuant to an indenture and security agreement dated as of the Closing Date (the “Indenture”), by and among the CLO Issuers and State Street Bank and Trust Company:  (i) $242 million of AAA(sf) Class A Notes, which bear interest at three-month LIBOR plus 1.80%, (ii) $30 million of AAA(sf) Class A-F Notes, which bear interest at a fixed rate of 4.165%, and (iii) $68 million of AA(sf) Class B Notes, which bear interest at three-month LIBOR plus 2.70% (together, the “CLO Notes”) and (B) borrowed $50 million under floating rate loans (the “Class A Loans” and together with the CLO Notes, the “CLO Debt”), which bear interest at three-month LIBOR plus 1.80%, under a credit agreement (the “CLO Credit

Owl Rock Capital Corporation

Notes to Consolidated Financial Statements (Unaudited) - Continued

Agreement”), dated as of the CLO Closing Date, by and among the CLO Issuers, as borrowers, various financial institutions, as lenders, and State Street Bank and Trust Company, as collateral trustee and loan agent.  The Class A Loans may be exchanged by the lenders for Class A Notes at any time, subject to certain conditions under the CLO Credit Agreement and the Indenture.  The CLO Debt is scheduled to mature on May 20, 2031.

Concurrently with the issuance of the CLO Notes and the borrowing under the Class A Loans, the CLO Issuer issued approximately $206.1 million of subordinated securities in the form of 206,106 preferred shares at an issue price of U.S.$1,000 per share (the “CLO Preferred Shares”).  The Preferred Shares were issued by the CLO Issuer as part of its issued share capital and are not secured by the collateral securing the CLO Debt. The Company owns all of the CLO Preferred Shares, and as such, these securities are eliminated in consolidation. The Company acts as retention holder in connection with the CLO Transaction for the purposes of satisfying certain U.S. and European Union regulations requiring sponsors of securitization transactions to retain exposure to the performance of the securitized assets and as such is required to retain a portion of the CLO Preferred Shares.

The Adviser serves as collateral manager for the CLO Issuer under a collateral management agreement dated as of the CLO Closing Date.  The Adviser is entitled to receive fees for providing these services.  The Adviser has waived its right to receive such fees but may rescind such waiver at any time.

The CLO Debt is secured by all of the assets of the CLO Issuer, which will consist primarily of middle market loans, participation interests in middle market loans, and related rights and the cash proceeds thereof. As part of the CLO Transaction, the ORCC Financing II and the Company sold and contributed approximately $575 million par amount of middle market loans to the CLO Issuer on the CLO Closing Date.  Such loans constituted the initial portfolio assets securing the CLO Debt.  The Company and ORCC Financing II LLC each made customary representations, warranties, and covenants to the CLO Issuer regarding such sales and contributions under a loan sale agreement.

Through May 20, 2023, a portion of the proceeds received by the CLO Issuer from the loans securing the CLO Debt may be used by the CLO Issuer to purchase additional middle market loans, from the Company, its subsidiaries or third parties, under the direction of the Adviser as the collateral manager in the CLO Transaction.

The CLO Debt is the secured obligation of the CLO Issuers, and the Indenture and the CLO Credit Agreement include customary covenants and events of default.  Assets pledged to holders of the Secured Debt and the other secured parties under the Indenture will not be available to pay the debts of the Company.

The CLO Notes were offered in reliance on Section 4(a)(2) of the Securities Act. The CLO Notes have not been registered under the Securities Act or any state securities laws and, unless so registered, may not be offered or sold in the United States except pursuant to an exemption from, or in a transaction not subject to, the registration requirements of the Securities Act as applicable.

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

Owl Rock Capital Corporation

Notes to Consolidated Financial Statements (Unaudited) - Continued

In connection with the offering of the 2023 Notes, on December 21, 2017 the Company entered into a centrally cleared interest rate swap to continue to align the interest rates of its liabilities with its investment portfolio, which consists predominately of floating rate loans.  The notional amount of the interest rate swap is $150 million. The Company will receive fixed rate interest semi-annually at 4.75% and pay variable rate interest monthly based on 1-month LIBOR plus 2.545%. The interest rate swap matures on December 21, 2021. For the three and six months ended June 30, 2019, the Company made periodic payments of $1.9 and $3.8 million, respectively. For the three and six months ended June 30, 2018, the Company made periodic payments of $1.6 million and $3.1 million, respectively. The interest expense related to the 2023 Notes is offset by the proceeds received from the interest rate swap. The swap adjusted interest expense is included as a component of interest expense on the Company’s Consolidated Statements of Operations. As of June 30, 2019 and December 31, 2018 the interest rate swap had a fair value of $1.5 million and $(1.6) million, respectively. Depending on the nature of the balance at period end, the fair value of the interest rate swap is either included as a component of accrued expenses and other liabilities or prepaid expenses and other assets on the Company’s Consolidated Statements of Assets and Liabilities.  The change in fair value of the interest rate swap is equally offset by the change in fair value of the 2023 Notes.

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

In connection with the issuance of the 2024 Notes, on April 10, 2019 the Company entered into centrally cleared interest rate swaps to continue to align interest rates of its liabilities with the investment portfolio, which consists of predominantly floating rate loans. The notional amount of the interest rate swaps is $400 million. The Company will receive fixed rate interest at 5.25% and pay variable rate interest based on one-month LIBOR plus 2.937%. The interest rate swaps mature on April 10, 2024. For the three and six months ended, the Company did not make any periodic payments. The interest expense related to the 2024 Notes is offset by the proceeds received from the interest rate swaps. The swap adjusted interest expense is included as a component of interest expense on the Company’s Consolidated Statements of Operations. As of June 30, 2019, the interest rate swap had a fair value of $10.8 million.  Depending on the nature of the balance at period end, the fair value of the interest rate swap is either included as a component of accrued expenses and other liabilities or prepaid expenses and other assets on the Company’s Consolidated Statements of Assets and Liabilities.  The change in fair value of the interest rate swap is equally offset by the change in fair value of the 2024 Notes.

Owl Rock Capital Corporation

Notes to Consolidated Financial Statements (Unaudited) - Continued

Note 7. Commitments and Contingencies

Portfolio Company Commitments

From time to time, the Company may enter into commitments to fund investments. As of June 30, 2019 and December 31, 2018, the Company had the following outstanding commitments to fund investments in current portfolio companies:

Portfolio Company	Investment	June 30, 2019	December 31, 2018
($ in thousands)
3ES Innovation Inc. (dba Aucerna)	First lien senior secured revolving loan	$3,893	$—
Accela, Inc.	First lien senior secured revolving loan	2,084	3,284
Amspec Services Inc.	First lien senior secured revolving loan	1,642	12,084
Apptio, Inc.	First lien senior secured revolving loan	2,779	—
Aramsco, Inc.	First lien senior secured revolving loan	7,541	7,820
Associations, Inc.	First lien senior secured delayed draw term loan	24,413	37,226
Associations, Inc.	First lien senior secured revolving loan	11,543	11,543
BCPE Empire Holdings, Inc. (dba Imperial-Dade)	First lien senior secured delayed draw term loan	3,949	—
Black Mountain Sand Eagle Ford LLC	First lien senior secured loan	—	40,500
Brigham Minerals, LLC	First lien senior secured delayed draw term loan	—	23,000
Brigham Minerals, LLC	First lien senior secured revolving loan	—	9,200
Carolina Beverage Group (fka Cold Spring Brewing Company)	First lien senior secured revolving loan	2,684	2,684
Cheese Acquisition, LLC	First lien senior secured delayed draw term loan	—	111,740
Cheese Acquisition, LLC	First lien senior secured revolving loan	16,364	16,364
CM7 Restaurant Holdings, LLC	First lien senior secured delayed draw term loan	—	7,155
CM7 Restaurant Holdings, LLC	First lien senior secured delayed draw term loan	—	2,003
ConnectWise, LLC	First lien senior secured revolving loan	16,549	—
Covenant Surgical Partners, Inc.	First lien senior secured delayed draw term loan	6,000	75,000
Douglas Products and Packaging Company LLC	First lien senior secured revolving loan	6,358	9,083
Endries Acquisition, Inc.	First lien senior secured delayed draw term loan	52,110	62,550
Endries Acquisition, Inc.	First lien senior secured revolving loan	19,800	20,250
EW Holdco, LLC (dba European Wax)	First lien senior secured delayed draw term loan	7,667	—
Galls, LLC	First lien senior secured revolving loan	4,216	11,444
Galls, LLC	First lien senior secured delayed draw term loan	29,181	31,718
GC Agile Holdings Limited (dba Apex Fund Services)	First lien senior secured delayed draw term loan	—	36,038
GC Agile Holdings Limited (dba Apex Fund Services)	First lien senior secured multi-draw term loan	—	18,019

Owl Rock Capital Corporation

Notes to Consolidated Financial Statements (Unaudited) - Continued

Portfolio Company	Investment	June 30, 2019	December 31, 2018
GC Agile Holdings Limited (dba Apex Fund Services)	First lien senior secured revolving loan	10,386	10,386
Genesis Acquisition Co. (dba Procare Software)	First lien senior secured delayed draw term loan	4,745	4,745
Genesis Acquisition Co. (dba Procare Software)	First lien senior secured revolving loan	2,637	2,637
Gerson Lehrman Group, Inc.	First lien senior secured revolving loan	22,114	23,415
Hillstone Environmental Partners, LLC	First lien senior secured delayed draw term loan	41,802	—
Hometown Food Company	First lien senior secured revolving loan	4,235	4,235
Ideal Tridon Holdings, Inc.	First lien senior secured revolving loan	5,400	1,254
Ideal Tridon Holdings, Inc.	First lien senior secured delayed draw term loan	906	—
Interoperability Bidco, Inc.	First lien senior secured delayed draw term loan	8,000	—
Interoperability Bidco, Inc.	First lien senior secured revolving loan	4,000	—
IQN Holding Corp. (dba Beeline)	First lien senior secured revolving loan	15,532	15,532
KSLB Holdings, LLC (dba Sara Lee Frozen Bakery)	First lien senior secured revolving loan	4,080	7,800
KWOR Acquisition, Inc. (dba Worley Claims Services)	First lien senior secured delayed draw term loan	3,120	—
KWOR Acquisition, Inc. (dba Worley Claims Services)	First lien senior secured revolving loan	5,200	—
Lightning Midco, LLC (dba Vector Solutions)	First lien senior secured delayed draw term loan	17,210	19,348
Lightning Midco, LLC (dba Vector Solutions)	First lien senior secured revolving loan	5,318	13,362
LineStar Integrity Services LLC	First lien senior secured delayed draw term loan	16,146	25,833
Litera Bidco LLC	First lien senior secured delayed draw term loan	20,082	—
Litera Bidco LLC	First lien senior secured revolving loan	2,869	—
Lytx, Inc.	First lien senior secured revolving loan	2,033	2,033
Manna Development Group, LLC	First lien senior secured revolving loan	3,469	3,469
Mavis Tire Express Services Corp.	Second lien senior secured delayed draw term loan	23,456	23,456
MHE Intermediate Holdings, LLC (dba Material Handling Services)	First lien senior secured delayed draw term loan	18,000	—
MINDBODY, Inc.	First lien senior secured revolving loan	6,071	—
Motus, LLC and Runzheimer International LLC	First lien senior secured revolving loan	—	5,481
NMI Acquisitionco, Inc. (dba Network Merchants)	First lien senior secured revolving loan	414	220
Offen, Inc.	First lien senior secured delayed draw term loan	5,310	—
Project Power Buyer, LLC (dba PEC-Veriforce)	First lien senior secured revolving loan	3,188	—
Professional Plumbing Group, Inc.	First lien senior secured revolving loan	2,214	6,200
QC Supply, LLC	First lien senior secured revolving loan	—	497
RxSense Holdings, LLC	First lien senior secured revolving loan	4,047	—
Safety Products/JHC Acquisition Corp. (dba Justrite Safety Group)	First lien senior secured delayed draw term loan	1,652	—
Swipe Acquisition Corporation (dba PLI)	First lien senior secured delayed draw term loan	12,931	12,931

Owl Rock Capital Corporation

Notes to Consolidated Financial Statements (Unaudited) - Continued

Portfolio Company	Investment	June 30, 2019	December 31, 2018
TC Holdings, LLC (dba TrialCard)	First lien senior secured delayed draw term loan	—	24,248
TC Holdings, LLC (dba TrialCard)	First lien senior secured revolving loan	5,033	4,194
Trader Interactive, LLC (fka Dominion Web Solutions, LLC)	First lien senior secured revolving loan	6,387	6,387
Troon Golf, L.L.C.	First lien senior secured revolving loan	14,426	14,426
TSB Purchaser, Inc. (dba Teaching Strategies, Inc.)	First lien senior secured revolving loan	3,010	4,239
Ultimate Baked Goods Midco, LLC	First lien senior secured revolving loan	2,986	5,082
Valence Surface Technologies LLC	First lien senior secured delayed draw term loan	30,000	—
Valence Surface Technologies LLC	First lien senior secured revolving loan	10,000	—
WU Holdco, Inc. (dba Weiman Products, LLC)	First lien senior secured revolving loan	13,920	—
WU Holdco, Inc. (dba Weiman Products, LLC)	First lien senior secured delayed draw term loan	19,886	—
Total Unfunded Portfolio Company Commitments		$600,988	$790,115

The Company maintains sufficient borrowing capacity to cover outstanding unfunded portfolio company commitments that the Company may be required to fund.

Other Commitments and Contingencies

The Company had raised $5.5 billion in total Capital Commitments from investors, of which $112.4 million is from executives of the Adviser. As of June 4, 2019, all outstanding Capital Commitments had been drawn.

From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of its business. At June 30, 2019, management was not aware of any pending or threatened litigation.

Note 8. Net Assets

IPO, Subscriptions and Drawdowns

The Company has the authority to issue 500,000,000 common shares at $0.01 per share par value.

On July 22, 2019, the Company closed its IPO, issuing 10 million shares of common stock at a public offering price of $15.30 per share. Net of underwriting fees and offering costs, the Company received total cash proceeds of $141.3 million. The Company has granted the underwriters an option to purchase up to an additional 1,500,000 shares of common stock from, at the public offering price, less the sales load payable by the Company, on or before August 16, 2019. The Company’s common stock began trading on the New York Stock Exchange (“NYSE”) under the symbol “ORCC” on July 18, 2019.

On March 1, 2016, the Company issued 100 common shares for $1,500 to the Adviser.

Prior to March 2, 2018, the Company entered into subscription agreements (the “Subscription Agreements”) with investors providing for the private placement of the Company’s common shares. Under the terms of the Subscription Agreements, investors were required to fund drawdowns to purchase the Company’s common shares up to the amount of their respective Capital Commitment on an as-needed basis each time the Company delivers a drawdown notice to its investors. As of June 4, 2019, all outstanding Capital Commitments had been drawn.

Owl Rock Capital Corporation

Notes to Consolidated Financial Statements (Unaudited) - Continued

During the six months ended June 30, 2019, the Company delivered the following capital call notices to investors:

Capital Drawdown Notice Date	Common Share Issuance Date	Number of Common Shares Issued	Aggregate Offering Price ($ in millions)
June 4, 2019	June 17, 2019	103,504,284	$1,580.5
March 8, 2019	March 21, 2019	19,267,823	300.0
January 30, 2019	February 12, 2019	29,220,780	450.0
Total		151,992,887	$2,330.5

During the six months ended June 30, 2018, the Company delivered the following capital call notices to investors:

Capital Drawdown Notice Date	Common Share Issuance Date	Number of Common Shares Issued	Aggregate Offering Price ($ in millions)
June 14, 2018	June 27, 2018	12,901,364	$200.0
April 5, 2018	April 18, 2018	13,149,244	200.0
March 5, 2018	March 16, 2018	11,347,030	175.0
Total		37,397,638	$575.00

Distributions

The following table reflects the distributions declared on shares of the Company’s common stock during the six months ended June 30, 2019:

	June 30, 2019
Date Declared	Record Date	Payment Date	Distribution per Share
June 4, 2019	June 14, 2019	August 15, 2019	$0.44
February 27, 2019	March 31, 2019	May 14, 2019	$0.33

The following table reflects the distributions declared on shares of the Company’s common stock during the six months ended June 30, 2018:

	June 30, 2018
Date Declared	Record Date	Payment Date	Distribution per Share
June 22, 2018	June 30, 2018	August 15, 2018	$0.34
March 2, 2018	March 31, 2018	April 30, 2018	$0.33

On May 28, 2019, the Board declared a distribution of $0.31 per share, for shareholders of record on September 30, 2019 payable on or before November 15, 2019.

On May 28, 2019, the Board also declared the following special distributions:

Record Date	Distribution Date (on or before)	Special Distribution Amount (per share)
September 30, 2019	November 15, 2019	$0.02
December 31, 2019	January 31, 2020	$0.04
March 31, 2020	May 15, 2020	$0.08
June 30, 2020	August 14, 2020	$0.08
September 30, 2020	November 13, 2020	$0.08
December 31, 2020	January 19, 2021	$0.08

Owl Rock Capital Corporation

Notes to Consolidated Financial Statements (Unaudited) - Continued

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

The following table reflects the common stock issued pursuant to the dividend reinvestment plan during the six months ended June 30, 2019:

Date Declared	Record Date	Payment Date	Shares
February 27, 2019	March 31, 2019	May 14, 2019	2,882,297
November 6, 2018	December 31, 2018	January 31, 2019	2,613,223

The following table reflects the common stock issued pursuant to the dividend reinvestment plan during the six months ended June 30, 2018:

Date Declared	Record Date	Payment Date	Shares
March 2, 2018	March 31, 2018	April 30, 2018	1,310,273
November 7, 2017	December 31, 2017	January 31, 2018	1,231,796

Stock Repurchase Plan (the “Company 10b5-1 Plan”)

On July 7, 2019, the Board approved the Company 10b5-1 Plan, to acquire up to $150 million in the aggregate of the Company’s common stock at prices below net asset value per share over a specified period, in accordance with the guidelines specified in Rule 10b-18 and Rule 10b5-1 of the Exchange Act. The Company put the Company 10b5-1 Plan in place because it believes that, in the current market conditions, if the Company’s common stock is trading below then-current net asset value per share, it is in the best interest of the Company’s shareholders for the Company to reinvest in its portfolio.

The Company 10b5-1 Plan is intended to allow the Company to repurchase common stock at times when it otherwise might be prevented from doing so under insider trading laws. The Company 10b5-1 Plan requires Goldman Sachs & Co. LLC, as agent, to repurchase shares of common stock on the Company’s behalf when the market price per share is below the most recently reported net asset value per share (including any updates, corrections or adjustments publicly announced by us to any previously announced net asset value per share). Under the Company 10b5-1 Plan, the agent will increase the volume of purchases made as the price of the Company’s common stock declines, subject to volume restrictions. The timing and amount of any stock repurchases will depend on the terms and conditions of the Company 10b5-1 Plan, the market price of the Company’s common stock and trading volumes, and no assurance can be given that any particular amount of common stock will be repurchased.

The purchase of shares pursuant to the Company 10b5-1 Plan is intended to satisfy the conditions of Rule 10b5-1 and Rule 10b-18 under the Exchange Act, and will otherwise be subject to applicable law, including Regulation M, which may prohibit purchases under certain circumstances.

The Company 10b5-1 Plan is intended to commence 30 calendar days after the closing of the IPO and terminate upon the earliest to occur of (i) 18-months (tolled for periods during which the Company 10b5-1 Plan is suspended), (ii) the end of the trading day on which the aggregate purchase price for all shares purchased under the Company 10b5-1 Plan equals $150 million and (iii) the occurrence of certain other events described in the Company 10b5-1 Plan.

Owl Rock Capital Corporation

Notes to Consolidated Financial Statements (Unaudited) - Continued

Note 9. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per common share for the three and six months ended June 30, 2019 and 2018:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands, except per share amounts)	2019	2018	2019	2018
Increase (decrease) in net assets resulting from operations	$124,670	$50,715	$239,158	$94,991
Weighted average shares of common stock outstanding—basic and diluted	284,750,731	122,691,019	260,453,529	111,867,699
Earnings per common share-basic and diluted	$0.44	$0.41	$0.92	$0.85

Note 10. Financial Highlights

The following are the financial highlights for a common share outstanding during the six months ended June 30, 2019 and 2018:

	For the Six Months Ended June 30,
($ in thousands, except share and per share amounts)	2019	2018
Per share data:
Net asset value, beginning of period	$15.10	$15.03
Net investment income(1)	0.83	0.82
Net realized and unrealized gain (loss)	0.12	0.03
Total from operations	0.95	0.85
Distributions declared from net investment income(2)	(0.77)	(0.67)
Total increase in net assets	0.18	0.18
Net asset value, end of period	$15.28	$15.21
Shares outstanding, end of period	373,693,244	137,899,302
Total Return(3)	6.4%	5.7%
Ratios / Supplemental Data(4)
Ratio of total expenses to average net assets(5)	5.1%	6.9%
Ratio of net investment income to average net assets(5)	9.9%	10.5%
Net assets, end of period	$5,709,856	$2,097,972
Weighted-average shares outstanding	260,453,529	111,867,699
Total capital commitments, end of period	$5,470,567	$5,471,588
Ratio of total contributed capital to total committed capital, end of period	100.0%	36.4%
Portfolio turnover rate	8.7%	16.9%

________________

(1)	The per share data was derived using the weighted average shares outstanding during the period.
(2)	The per share data was derived using actual shares outstanding at the date of the relevant transaction.
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

On July 22, 2019, we closed our initial public offering ("IPO"), issuing 10 million shares of our common stock at a public offering price of $15.30 per share.  Net of underwriting fees and offering costs, we received total cash proceeds of $141.3 million. We have granted the underwriters an option to purchase up to an additional 1,500,000 shares of common stock from, at the public offering price, less the sales load payable by us, on or before August 16, 2019. Our common stock began trading on the New York Stock Exchange (“NYSE”) under the symbol “ORCC” on July 18, 2019.

The Adviser also serves as investment adviser to Owl Rock Capital Corporation II. Owl Rock Capital Corporation II is a corporation formed under the laws of the State of Maryland that, like us, has elected to be treated as a business development company (“BDC”) under the 1940 Act. Owl Rock Capital Corporation II’s investment objective is similar to ours, which is to generate current income, and to a lesser extent, capital appreciation by targeting investment opportunities with favorable risk-adjusted returns. As of June 30, 2019, Owl Rock Capital Corporation II had raised gross proceeds of approximately $691.8 million, including seed capital contributed by the Adviser in September 2016 and approximately $10.0 million in gross proceeds raised from certain individuals and entities affiliated with the Adviser.

The Adviser is under common control with Owl Rock Technology Advisors LLC (“ORTA”) and Owl Rock Capital Private Fund Advisors LLC (“ORCPFA”), which also are investment advisers and subsidiaries of Owl Rock Capital Partners. The Adviser, ORTA and ORCPFA are referred to as the “Owl Rock Advisers” and together with Owl Rock Capital Partners are referred to, collectively, as “Owl Rock.”

We may be prohibited under the 1940 Act from participating in certain transactions with our affiliates without the prior approval of our directors who are not interested persons and, in some cases, the prior approval of the SEC.  We, our Adviser and certain affiliates have been granted exemptive relief by the SEC to permit us to co-invest with other funds managed by our Adviser or certain of its affiliates, including Owl Rock Capital Corporation II and Owl Rock Technology Finance Corp., in a manner consistent with our investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors. Pursuant to such exemptive relief, we generally are permitted to co-invest with certain of our affiliates if a “required majority” (as defined in Section 57(o) of the 1940 Act) of our independent directors make certain conclusions in connection with a co-investment transaction, including that (1) the terms of the transactions, including the consideration to be paid, are reasonable and fair to us and our shareholders and do not involve overreaching by us or our shareholders on the part of any person concerned, (2) the transaction is consistent with the interests of our shareholders and is consistent with our investment objective and strategies, and (3) the investment by our affiliates would not disadvantage us, and our participation would not be on a basis different from or less advantageous than that on which our affiliates are investing. Owl Rock Advisers’ investment allocation policy seeks to ensure equitable allocation of investment opportunities between us and/or other funds managed by our Adviser or its affiliates. As a result of the exemptive relief, there could be significant overlap in our investment portfolio and the investment portfolio of other funds established by the Adviser or its affiliates that could avail themselves of the exemptive relief.

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

Our Investment Framework

We are a Maryland corporation organized primarily to originate and make loans to, and make debt and equity investments in, U.S. middle market companies. Our investment objective is to generate current income, and to a lesser extent, capital appreciation by targeting investment opportunities with favorable risk-adjusted returns. Since our Adviser and its affiliates began investment activities in April 2016 through June 30, 2019, our Adviser and its affiliates have originated $14.8 billion aggregate principal amount of investments, of which $13.5 billion of aggregate principal amount of investments prior to any subsequent exits or repayments, was retained by either us or a corporation or fund advised by our Adviser or its affiliates. We seek to generate current income primarily in U.S. middle market companies through direct originations of senior secured loans or originations of unsecured loans, subordinated loans or mezzanine loans and, to a lesser extent, investments in equity-related securities including warrants, preferred stock and similar forms of senior equity.

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

As of June 30, 2019, our average debt investment size in each of our portfolio companies was approximately $80.2 million based on fair value. As of June 30, 2019, our portfolio companies, excluding the investment in Sebago Lake and certain investments that fall outside of our typical borrower profile and represent 96.7% of our total portfolio based on fair value, had weighted average annual revenue of $444 million and weighted average annual EBITDA of $79 million.

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

Revenues

We generate revenues primarily in the form of interest income from the investments we hold. In addition, we may generate income from dividends on either direct equity investments or equity interests obtained in connection with originating loans, such as options, warrants or conversion rights. Our debt investments typically have a term of three to ten years. As of June 30, 2019, 99.7% of our debt investments based on fair value bear interest at a floating rate, subject to interest rate floors, in certain cases. Interest on our debt investments is generally payable either monthly or quarterly.

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

Leverage

The amount of leverage we use in any period depends on a variety of factors, including cash available for investing, the cost of financing and general economic and market conditions. Generally, our total borrowings are limited so that we cannot incur additional borrowings, including through the issuance of additional debt securities, if such additional indebtedness would cause our asset coverage ratio to fall below 200%, as defined in the 1940 Act; however, recent legislation has modified the 1940 Act by allowing a BDC to increase the maximum amount of leverage it may incur from an asset coverage ratio of 200% to an asset coverage ratio of 150%, if certain requirements are met. This means that generally, we can borrow up to $1 for every $1 of investor equity (or, if certain conditions are met, we can borrow up to $2 for every $1 of investor equity). The reduced asset coverage requirement would permit a BDC to double the amount of leverage it could incur. We are permitted to increase our leverage capacity if shareholders representing at least a majority of the votes cast, when quorum is met, approve a proposal to do so. If we receive such shareholder approval, we would be permitted to increase our leverage capacity on the first day after such approval. Alternatively, we may increase the maximum amount of leverage we may incur to an asset coverage ratio of 150% if the required majority (as defined in Section 57(o) of the 1940 Act) of the independent members of our Board approves such increase with such approval becoming effective after one year. In either case, we would be required to extend to our shareholders, as of the date of such approval, the opportunity to sell the shares of common stock that they hold and we would be required to make certain disclosures on our website and in SEC filings regarding, among other things, the receipt of approval to increase our leverage, our leverage capacity and usage, and risks related to leverage. For shareholders accepting such an offer, the Company would be required to repurchase 25% of such shareholders’ eligible shares in each of the four calendar quarters following the calendar quarter in which the approval occurs. In addition, before incurring any such additional leverage, we would have to renegotiate or receive a waiver from the contractual leverage limitations under our existing credit facilities and notes.

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

The Middle Market is a Large Addressable Market. According to GE Capital’s National Center for the Middle Market 2nd quarter 2019 Middle Market Indicator, there are approximately 200,000 U.S. middle market companies, which have approximately 47.9 million aggregate employees. Moreover, the U.S. middle market accounts for one-third of private sector gross domestic product (“GDP”). GE defines U.S. middle market companies as those between $10 million and $1 billion in annual revenue, which we believe has significant overlap with our definition of U.S. middle market companies.

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

Portfolio and Investment Activity

As of June 30, 2019, based on fair value, our portfolio consisted of 81.3% first lien senior secured debt investments, 16.9% second lien senior secured debt investments, 0.3% unsecured debt investments, 1.3% investment funds and vehicles, and 0.2% equity investments.

As of June 30, 2019, our weighted average total yield of the portfolio at fair value and amortized cost was 9.1% and 9.1%, respectively, and our weighted average yield of debt and income producing securities at fair value and amortized cost was 9.1% and 9.1%, respectively.

As of June 30, 2019, we had investments in 90 portfolio companies with an aggregate fair value of $7.2 billion.

Our investment activity for the three months ended June 30, 2019 and 2018 is presented below (information presented herein is at par value unless otherwise indicated).

	For the Three Months Ended June 30,
($ in thousands)	2019	2018
New investment commitments
Gross originations	$953,381	$1,130,955
Less: Sell downs	-	(139,091)
Total new investment commitments	$953,381	$991,864
Principal amount of investments funded:
First-lien senior secured debt investments	$630,213	$723,175
Second-lien senior secured debt investments	140,684	71,506
Unsecured debt investments	—	—
Equity investments	1,991	340
Investment funds and vehicles	—	19,313
Total principal amount of investments funded	$772,888	$814,334
Principal amount of investments sold or repaid:
First-lien senior secured debt investments	$(419,460)	$(310,672)
Second-lien senior secured debt investments	(43,700)	(84,250)
Unsecured debt investments	—	—
Equity investments	—	—
Investment funds and vehicles	(2,000)	—
Total principal amount of investments sold or repaid	$(465,160)	$(394,922)
Number of new investment commitments in new portfolio companies(1)	13	9
Average new investment commitment amount	$54,791	$85,691
Weighted average term for new investment commitments (in years)	6.3	5.9
Percentage of new debt investment commitments at floating rates	100.0%	100.0%
Percentage of new debt investment commitments at fixed rates	0.0%	0.0%
Weighted average interest rate of new investment commitments(2)	8.2%	9.1%
Weighted average spread over LIBOR of new floating rate investment commitments	5.9%	6.8%

________________

(1)	Number of new investment commitments represents commitments to a particular portfolio company.
(2)	Assumes each floating rate commitment is subject to the greater of the interest rate floor (if applicable) or 3-month LIBOR, which was 2.32% and 2.34% as of June 30, 2019 and 2018, respectively.

As of June 30, 2019 and December 31, 2018, our investments consisted of the following:

	June 30, 2019		December 31, 2018
($ in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
First-lien senior secured debt investments	$5,888,168	$5,884,919	$4,566,573	$4,554,835
Second-lien senior secured debt investments	1,227,740	1,226,861	1,119,507	1,109,366
Unsecured debt investments	23,000	24,435	23,000	22,183
Equity investments	13,206	14,355	11,215	11,063
Investment funds and vehicles(1)	91,638	90,185	91,138	86,622
Total Investments	$7,243,752	$7,240,755	$5,811,433	$5,784,069

________________

(1)	Includes investment in Sebago Lake.

The table below describes investments by industry composition based on fair value as of June 30, 2019 and December 31, 2018:

	June 30, 2019	December 31, 2018
Advertising and media	3.4%	4.2%
Aerospace and defense	2.7	—
Automotive	2.1	2.6
Buildings and real estate	6.5	5.2
Business services	5.1	7.6
Chemicals	3.3	1.7
Consumer products	3.3	1.8
Containers and packaging	0.6	0.7
Distribution	8.7	10.6
Education	4.3	3.0
Energy equipment and services	1.7	1.6
Financial services	1.8	1.9
Food and beverage	6.9	8.4
Healthcare providers and services	8.9	6.5
Healthcare technology	1.6	0.7
Household products	0.7	0.9
Infrastructure and environmental services	2.9	3.4
Insurance	2.1	0.6
Internet software and services	10.1	9.5
Investment funds and vehicles(1)	1.2	1.5
Leisure and entertainment	2.7	3.8
Manufacturing	1.8	1.8
Oil and gas	2.9	4.9
Professional services	10.0	11.4
Specialty retail	2.5	2.8
Telecommunications	0.5	0.6
Transportation	1.7	2.3
Total	100.0%	100.0%

________________

(1)	Includes investment in Sebago Lake.

The table below describes investments by geographic composition based on fair value as of June 30, 2019 and December 31, 2018:

	June 30, 2019	December 31, 2018
United States:
Midwest	17.2%	17.3%
Northeast	16.9	22.0
South	42.7	36.7
West	18.4	20.1
Belgium	1.3	1.6
Canada	1.3	0.9
United Kingdom	2.2	1.4
Total	100.0%	100.0%

The weighted average yields and interest rates of our investments at fair value as of June 30, 2019 and December 31, 2018 were as follows:

	June 30, 2019	December 31, 2018
Weighted average total yield of portfolio	9.1%	9.4%
Weighted average total yield of debt and income producing securities	9.1%	9.4%
Weighted average interest rate of debt securities	8.5%	9.0%
Weighted average spread over LIBOR of all floating rate investments	6.1%	6.3%

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

The following table shows the composition of our portfolio on the 1 to 5 rating scale as of June 30, 2019 and December 31, 2018:

	June 30, 2019		December 31, 2018
Investment Rating	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
($ in thousands)
1	$758,372	10.5%	$748,877	12.9%
2	6,065,609	83.8	4,665,758	80.7
3	416,774	5.7	369,434	6.4
4	—	—	—	—
5	—	—	—	—
Total	$7,240,755	100.0%	$5,784,069	100.0%

The following table shows the amortized cost of our performing and non-accrual debt investments as of June 30, 2019 and December 31, 2018:

	June 30, 2019		December 31, 2018
($ in thousands)	Amortized Cost	Percentage	Amortized Cost	Percentage
Performing	$7,138,908	100.0%	$5,709,080	100.0%
Non-accrual	—	—	—	—
Total	$7,138,908	100.0%	$5,709,080	100.0%

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

Sebago Lake LLC

Sebago Lake, a Delaware limited liability company, was formed as a joint venture between us and The Regents of the University of California (“Regents”) and commenced operations on June 20, 2017. Sebago Lake’s principal purpose is to make investments, primarily in senior secured loans that are made to middle-market companies or in broadly syndicated loans. Both we and Regents (the “Members”) have a 50% economic ownership in Sebago Lake. Except under certain circumstances, contributions to Sebago Lake cannot be redeemed. Each of the Members initially agreed to contribute up to $100 million to Sebago Lake. On July 26, 2018, each of the Members increased their contribution to Sebago Lake up to an aggregate of $125 million. As of June 30, 2019, each Member has funded $91.6 million of their respective $125 million commitments. Sebago Lake is managed by the Members, each of which have equal voting rights. Investment decisions must be approved by each of the Members.

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

As of June 30, 2019 and December 31, 2018, Sebago Lake had total investments in senior secured debt at fair value of $499.8 million and $531.5 million, respectively. The determination of fair value is in accordance with ASC 820; however, such fair value is not included in our Board’s valuation process. The following table is a summary of Sebago Lake’s portfolio as well as a listing of the portfolio investments in Sebago Lake’s portfolio as of June 30, 2019 and December 31, 2018:

($ in thousands)	June 30, 2019	December 31, 2018
Total senior secured debt investments(1)	$507,306	$545,553
Weighted average spread over LIBOR(1)	4.59%	4.66%
Number of portfolio companies	16	16
Largest funded investment to a single borrower(1)	$49,517	$49,768

________________

(1)	At par.

Sebago Lake's Portfolio as of June 30, 2019 ($ in thousands)
Company(1)(2)(4)(5)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(3)	Fair Value	Percentage of Members' Equity
Debt Investments
Aerospace and defense
Applied Composites Holdings, LLC (fka AC&A Enterprises Holdings, LLC)(7)	First lien senior secured loan	L + 5.50%	12/21/2023	35,368	$34,813	34,800	19.3%
Applied Composites Holdings, LLC (fka AC&A Enterprises Holdings, LLC)(9)(11)(14)	First lien senior secured revolving loan	P + 4.50%	12/21/2022	750	708	702	0.4%
Dynasty Acquisition Co., Inc. (dba StandardAero Limited)(7)	First lien senior secured loan	L + 4.00%	4/4/2026	40,000	39,805	39,800	22.1%
Space Exploration Technologies Corp.(6)	First lien senior secured loan	L + 4.25%	11/21/2025	24,875	24,644	24,626	13.7%
				100,993	99,970	99,928	55.5%
Education
SSH Group Holdings, Inc. (dba Stratford School)(7)(10)	First lien senior secured loan	L + 4.25%	7/30/2025	34,737	34,643	34,492	19.1%
Food and beverage
DecoPac, Inc.(7)	First lien senior secured loan	L + 4.25%	9/30/2024	20,561	20,483	20,602	11.4%
DecoPac, Inc.(6)(11)(14)	First lien senior secured revolving loan	L + 4.25%	9/29/2023	714	702	715	0.4%
FQSR, LLC (dba KBP Investments)(7)	First lien senior secured loan	L + 5.50%	5/14/2023	24,632	24,335	24,336	13.5%
FQSR, LLC (dba KBP Investments)(7)(11)(13)(14)	First lien senior secured delayed draw term loan	L + 5.50%	5/14/2020	3,305	3,233	3,231	1.8%
Give & Go Prepared Foods Corp.(6)(10)	First lien senior secured loan	L + 4.25%	7/29/2023	24,563	24,518	22,475	12.5%
Sovos Brands Intermediate, Inc.(8)	First lien senior secured loan	L + 5.00%	7/20/2025	44,775	44,368	44,341	24.6%
				118,550	117,639	115,700	64.2%
Healthcare equipment and services
Cadence, Inc.(6)	First lien senior secured loan	L + 4.50%	5/21/2025	27,473	26,888	26,915	14.9%
Cadence, Inc.(11)(12)(14)	First lien senior secured revolving loan	L + 4.50%	5/21/2025	—	(143)	(149)	(0.1)%
				27,473	26,745	26,766	14.8%
Healthcare technology
VVC Holdings Corp. (dba Athenahealth, Inc.)(7)(10)	First lien senior secured loan	L + 4.50%	2/11/2026	19,950	19,566	19,884	11.0%

Sebago Lake's Portfolio as of June 30, 2019 ($ in thousands)
Company(1)(2)(4)(5)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(3)	Fair Value	Percentage of Members' Equity
Infrastructure and environmental services
CHA Holding, Inc.(7)	First lien senior secured loan	L + 4.50%	4/10/2025	24,750	24,655	24,651	13.7%
CHA Holding, Inc.(7)(11)(13)(14)	First lien senior secured delayed draw term loan	L + 4.50%	10/10/2019	5,217	5,195	5,196	2.9%
				29,967	29,850	29,847	16.6%
Insurance
Integro Parent Inc.(7)	First lien senior secured loan	L + 5.75%	10/28/2022	44,425	44,250	43,936	24.3%
Integro Parent Inc.(11)(12)(14)	First lien senior secured revolving loan	L + 4.50%	10/30/2021	—	(21)	(54)	—%
USRP Holdings, Inc. (dba U.S. Retirement and Benefits Partners)(7)	First lien senior secured loan	L + 4.25%	3/29/2025	34,737	34,003	33,779	18.7%
USRP Holdings, Inc. (dba U.S. Retirement and Benefits Partners)(7)(11)(14)	First lien senior secured revolving loan	L + 4.25%	3/29/2023	1,125	985	946	0.5%
USRP Holdings, Inc. (dba U.S. Retirement and Benefits Partners)(7)(11)(13)	First lien senior secured delayed draw term loan	L + 4.25%	3/29/2020	6,132	5,953	5,892	3.3%
				86,419	85,170	84,499	46.8%
Internet software and services
DigiCert, Inc.(6)(10)	First lien senior secured loan	L + 4.00%	10/31/2024	49,517	49,276	49,271	27.3%
Manufacturing
Engineered Machinery Holdings(7)	First lien senior secured loan	L + 4.25%	7/19/2024	14,925	14,646	14,627	8.1%
Transportation
Uber Technologies, Inc.(6)(10)	First lien senior secured loan	L + 4.00%	4/4/2025	24,775	24,630	24,765	13.7%
Total Debt Investments				$507,306	$502,135	$499,779	277.1%
Total Investments				$507,306	$502,135	$499,779	277.1%

________________

(1)	Certain portfolio company investments are subject to contractual restrictions on sales.
(2)	Unless otherwise indicated, Sebago Lake’s investments are pledged as collateral supporting the amounts outstanding under Sebago Lake’s credit facility.
(3)	The amortized cost represents the original cost adjusted for the amortization of discounts and premiums, as applicable, on debt investments using the effective interest method.
(4)	Unless otherwise indicated, all investments are considered Level 3 investments.
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

(6)	The interest rate on these loans is subject to 1 month LIBOR, which as of June 30, 2019 was 2.40%.
(7)	The interest rate on these loans is subject to 3 month LIBOR, which as of June 30, 2019 was 2.32%.
(8)	The interest rate on these loans is subject to 6 month LIBOR, which as of June 30, 2019 was 2.20%.
(9)	The interest rate on these loans is subject to Prime, which as of June 30, 2019 was 5.50%.
(10)	Level 2 investment.
(11)	Position or portion thereof is an unfunded loan commitment.
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

(13)	The date disclosed represents the commitment period of the unfunded term loan. Upon expiration of the commitment period, the funded portion of the term loan may be subject to a longer maturity date.
(14)	Investment is not pledged as collateral under Sebago Lake’s credit facility.

Below is selected balance sheet information for Sebago Lake as of June 30, 2019 and December 31, 2018:

($ in thousands)	June 30, 2019 (Unaudited)	December 31, 2018
Assets
Investments at fair value (amortized cost of $502,135 and $540,076, respectively)	$499,779	$531,515
Cash	11,017	13,487
Interest receivable	1,487	1,925
Prepaid expenses and other assets	108	455
Total Assets	$512,391	$547,382
Liabilities
Debt (net of unamortized debt issuance costs of $4,633 and $5,368, respectively)	$324,051	$356,611
Loan origination and structuring fees payable	—	4,871
Distributions payable	5,168	6,460
Accrued expenses and other liabilities	2,803	6,196
Total Liabilities	$332,022	$374,138
Members' Equity
Members' Equity	180,369	173,244
Members' Equity	180,369	173,244
Total Liabilities and Members' Equity	$512,391	$547,382

Below is selected statement of operations information for Sebago Lake for the three and six months ended June 30, 2019 and 2018:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2019	2018	2019	2018
Investment Income
Interest income	$10,087	$8,547	$20,483	$14,706
Other income	57	127	125	220
Total Investment Income	10,144	8,674	20,608	14,926
Expenses
Loan origination and structuring fee	—	1,636	—	2,819
Interest expense	4,551	3,902	9,184	6,526
Professional fees	175	223	355	412
Total Expenses	4,726	5,761	9,539	9,757
Net Investment Income Before Taxes	5,418	2,913	11,069	5,169
Taxes	253	—	587	—
Net Investment Income After Taxes	$5,165	$2,913	$10,482	$5,169
Net Realized and Unrealized Gain (Loss) on Investments
Net Unrealized Gain (Loss) on Investments	2,035	(1,947)	6,205	(1,687)
Total Net Unrealized Gain (Loss) on Investments	2,035	(1,947)	6,205	(1,687)
Net Increase in Members' Equity Resulting from Operations	$7,200	$966	$16,687	$3,482

On August 9, 2017, Sebago Lake Financing LLC and SL Lending LLC, wholly-owned subsidiaries of Sebago Lake, entered into a credit facility with Goldman Sachs Bank USA. Goldman Sachs Bank USA serves as the sole lead arranger, syndication agent and administrative agent, and State Street Bank and Trust Company serves as the collateral administrator and agent. The credit facility includes a maximum borrowing capacity of $400 million. As of June 30, 2019, there was $328.7 million outstanding under the credit facility. For the three and six months ended June 30, 2019 and 2018, the components of interest expense were as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
($ in thousands)	2019	2018	2019	2018
Interest expense	$4,142	$3,496	$8,368	$5,795
Amortization of debt issuance costs	409	406	816	731
Total Interest Expense	$4,551	$3,902	$9,184	$6,526
Average interest rate	4.8%	4.4%	4.8%	4.2%
Average daily borrowings	$340,266	$315,669	$344,317	$277,319

Loan Origination and Structuring Fees

If the loan origination and structuring fees earned by Sebago Lake during a fiscal period exceed Sebago Lake’s expenses and other obligations (excluding financing costs), such excess is allocated to the Member(s) responsible for the origination of the loans pro rata in accordance with the total loan origination and structuring fees earned by Sebago Lake with respect to the loans originated by such Member; provided, that in no event will the amount allocated to a Member exceed 1% of the par value of the loans originated by such Member in any fiscal year. The loan origination and structuring fee is accrued quarterly and included in other income from controlled, affiliated investments on our Consolidated Statements of Operations and paid annually. On February 27, 2019, the Members agreed to amend the terms of Sebago Lake’s operating agreement to eliminate the allocation of excess loan origination and structuring fees to the Members. As such, for the three and six months ended June 30, 2019, we accrued no income based on loan origination and structuring fees. For the three and six months ended June 30, 2018, we accrued income based on loan origination and structuring fees of $1.6 million and $2.8 million, respectively.

Results of Operations

The following table represents the operating results for the three and six months ended June 30, 2019 and 2018:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
($ in millions)	2019	2018	2019	2018
Total Investment Income	$176.1	$86.1	$327.6	$151.5
Less: Expenses	56.7	33.2	110.5	59.9
Net Investment Income (Loss) Before Taxes	$119.4	$52.9	$217.1	$91.6
Less: Income taxes, including excise taxes	(0.2)	0.5	1.5	0.6
Net Investment Income (Loss) After Taxes	$119.6	$52.4	$215.6	$91.0
Net change in unrealized gain (loss)	5.1	2.3	23.5	7.8
Net realized gain (loss)	—	(4.0)	—	(3.8)
Net Increase (Decrease) in Net Assets Resulting from Operations	$124.7	$50.7	$239.1	$95.0

Net increase (decrease) in net assets resulting from operations can vary from period to period as a result of various factors, including the level of new investment commitments, expenses, the recognition of realized gains and losses and changes in unrealized appreciation and depreciation on the investment portfolio.

Investment Income

Investment income for the three and six months ended June 30, 2019 and 2018 were as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
($ in millions)	2019	2018	2019	2018
Interest income from investments	$171.4	$79.9	$317.8	$141.2
Dividend income	2.6	1.6	5.3	2.9
Other income	2.1	4.6	4.5	7.4
Total investment income	$176.1	$86.1	$327.6	$151.5

For the three months ended June 30, 2019 and 2018

Investment income increased to $176.1 million for the three months ended June 30, 2019 from $86.1 million for the same period in prior year primarily due to an increase in interest income as a result of an increase in our investment portfolio, as well as an increase in interest income from the acceleration of the amortization of upfront fees and prepayment fees as a result of receiving full paydowns from four investments. Our investment portfolio, at par, increased from $3.5 billion as of June 30, 2018, to $7.4 billion as of June 30, 2019. In addition to the growth in the portfolio, the incremental increase in investment income was due to an increase in dividend income earned from our investment in Sebago Lake of $1.0 million year-over-year. Other income decreased period over period due to $1.6 million of Sebago Lake fee income received for the three months ended June 30, 2018 that is no longer received subsequent to December 31, 2018 and a decrease in incremental fee income of $0.9 million. We expect that investment income will continue to increase provided that our investment portfolio continues to increase.

For the six months ended June 30, 2019 and 2018

Investment income increased to $327.6 million for the six months ended June 30, 2019 from $151.5 million for the same period in prior year primarily due to an increase in interest income as a result of an increase in our investment portfolio, as well as an increase in interest income from the acceleration of the amortization of upfront fees and prepayment fees period over period. Our investment portfolio, at par, increased from $3.5 billion as of June 30, 2018, to $7.4 billion as of June 30, 2019. In addition to the growth in the portfolio, the incremental increase in investment income was due to an increase in dividend income earned from our investment in Sebago Lake of $2.4 million year-over-year. Other income decreased primarily as a result of $2.8 million of Sebago Lake fee income received for the six months ended June 30, 2018 that is no longer received subsequent to December 31, 2018. We expect that investment income will continue to increase provided that our investment portfolio continues to increase.

Expenses

Expenses for the three months ended June 30, 2019 and 2018 were as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
($ in millions)	2019	2018	2019	2018
Interest expense	$36.9	$17.1	$71.6	$29.2
Management fee	15.5	12.7	30.6	24.8
Professional fees	2.3	1.7	4.5	3.0
Directors' fees	0.1	0.1	0.3	0.3
Other general and administrative	1.9	1.6	3.5	2.6
Total expenses	$56.7	$33.2	$110.5	$59.9

Under the terms of the Administration Agreement, we reimburse the Adviser for services performed for us. In addition, pursuant to the terms of the Administration Agreement, the Adviser may delegate its obligations under the Administration Agreement to an affiliate or to a third party and we reimburse the Adviser for any services performed for us by such affiliate or third party.

For the three months ended June 30, 2019 and 2018

Total expenses increased to $56.7 million for the three months ended June 30, 2019 from $33.2 million for the same period in the prior year primarily due to an increase in management fees and interest expense. The increase in interest expense of $19.8 million was driven by both an increase in average daily borrowings to $2.7 billion from $1.5 billion period over period, and an increase in the average interest rate to 5.0% from 4.0% period over period. The increase in management fees of $2.8 million is primarily due to an increase in gross assets, partially offset by a decrease in unfunded commitments. We expect that interest expense will continue to increase, provided that we continue to re-deploy our leverage.

For the six months ended June 30, 2019 and 2018

Total expenses increased to $110.5 million for the six months ended June 30, 2019 from $59.9 million for the same period in the prior year primarily due to an increase in management fees and interest expense. The increase in interest expense of $42.4 million was driven by both an increase in average daily borrowings to $2.7 billion from $1.3 billion period over period, and an increase in the average interest rate to 4.8% from 3.9% period over period. The increase in management fees of $5.8 million is primarily due to an increase in gross assets and partially offset by a decrease in unfunded commitments. We expect that interest expense will continue to increase, provided that we continue to re-deploy our leverage.

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

For the three and six months ended June 30, 2019 we recorded expenses of $(0.2) million and $1.5 million for U.S. federal excise tax, respectively. For the three and six months ended June 30, 2018 we recorded expenses of $0.5 million and $0.6 million for U.S. federal excise tax, respectively.

Net Unrealized Gains (Losses) on Investments

We fair value our portfolio investments quarterly and any changes in fair value are recorded as unrealized gains or losses.  During the three and six months ended June 30, 2019 and 2018, net unrealized gains (losses) on our investment portfolio were comprised of the following:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
($ in millions)	2019	2018	2019	2018
Net unrealized gain (loss) on investments	$5.1	$2.3	$23.5	$7.8
Translation of assets and liabilities in foreign currencies	—	—	—	—
Net unrealized gain (loss) on investments	$5.1	$2.3	$23.5	$7.8

For the three months ended June 30, 2019 and 2018

For the three months ended June 30, 2019, we had $17.1 million in unrealized appreciation on 35 portfolio company investments, which was offset by $12.0 million in unrealized depreciation on 55 portfolio company investments. For the three months ended June 30, 2018 we had $12.8 million in unrealized appreciation on 17 portfolio company investments, which was offset by $10.5 million in unrealized depreciation on 39 portfolio company investments.

For the six months ended June 30, 2019 and 2018

For the six months ended June 30, 2019, we had $41.1 million in unrealized appreciation on 53 portfolio company investments, which was offset by $17.6 million in unrealized depreciation on 37 portfolio company investments. For the six months ended June 30, 2018 we had $18.1 million in unrealized appreciation on 28 portfolio company investments, which was offset by $10.3 million in unrealized depreciation on 30 portfolio company investments.

Net Realized Gains (Losses) on Investments

The realized gains and losses on fully exited and partially exited portfolio companies during the three and six months ended June 30, 2019 and 2018 were comprised of the following:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
($ in millions)	2019	2018	2019	2018
Net realized gain (loss) on investments	$(0.2)	$(4.0)	$(0.2)	$(3.8)
Net realized gain (loss) on foreign currency transactions	0.2	—	0.2	—
Net realized gain (loss) on investments	$—	$(4.0)	$—	$(3.8)

Realized Gross Internal Rate of Return

Since we began investing in 2016 through June 30, 2019, our exited investments have resulted in an aggregate cash flow realized gross internal rate of return to us of over 11.5% (based on total capital invested of $1.6 billion and total proceeds from these exited investments of $1.8 billion). Over eighty percent of these exited investments resulted in an aggregate cash flow realized gross internal rate of return (“IRR”) to us of 10% or greater.

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

Financial Condition, Liquidity and Capital Resources

Our liquidity and capital resources are generated primarily from the proceeds of capital drawdowns of our privately placed Capital Commitments, cash flows from interest, dividends and fees earned from our investments and principal repayments, our credit facilities and other debt. Following our IPO, we do not have any undrawn Capital Commitments; however, we may also generate cash primarily from cash flow from operations, future borrowings and future offerings of securities including public and/or private issuances of debt and/or equity securities. The primary uses of our cash are (i) investments in portfolio companies and other investments and to comply with certain portfolio diversification requirements, (ii) the cost of operations (including paying our Adviser), (iii) debt service, repayment and other financing costs of any borrowings and (iv) cash distributions to the holders of our shares.

We may from time to time enter into additional debt facilities, increase the size of our existing credit facilities or issue additional debt securities. Any such incurrence or issuance would be subject to prevailing market conditions, our liquidity requirements, contractual and regulatory restrictions and other factors. In accordance with the 1940 Act, with certain limited exceptions, we are only allowed to incur borrowings, issue debt securities or issue preferred stock, if immediately after the borrowing or issuance, the ratio of total assets (less total liabilities other than indebtedness) to total indebtedness plus preferred stock, is at least 200% (or 150% if certain conditions are met). As of June 30, 2019 and December 31, 2018, our asset coverage ratio was 430% and 225%, respectively. Our asset coverage ratio increased quarter-over-quarter as a result of our final capital call and subsequent repayment of debt. We would expect our asset coverage ratio to decrease as we continue to re-deploy leverage. We seek to carefully consider our unfunded commitments for the purpose of planning our ongoing financial leverage. Further, we maintain sufficient borrowing capacity within the 200% (or 150% if certain conditions are met) asset coverage limitation to cover any outstanding unfunded commitments we are required to fund.

Cash and restricted cash as of June 30, 2019, taken together with our available debt, is expected to be sufficient for our investing activities and to conduct our operations in the near term. As of June 30, 2019, we had $1.8 billion available under our credit facilities.

As of June 30, 2019, we had $247.8 million in cash and restricted cash. During the six months ended June 30, 2019, we used $1.1 billion in cash for operating activities, primarily as a result of funding portfolio investments of $2.0 billion, partially offset by sell downs of $0.6 billion and other operating activity of $0.3 billion. Lastly, cash provided by financing activities was $1.2 billion during the period, which was the result of proceeds from the issuance of shares, net of offering costs and distributions paid, of $2.2 billion, partially offset by net repayments on our credit facilities of $(1.0) billion.

Equity

IPO, Subscriptions and Drawdowns

We have the authority to issue 500,000,000 common shares at $0.01 per share par value.

On July 22, 2019, we closed our IPO, issuing 10 million shares of common stock at a public offering price of $15.30 per share. Net of underwriting fees and offering costs, we received total cash proceeds of $141.3 million. We have granted the underwriters an option to purchase up to an additional 1,500,000 shares of common stock from, at the public offering price, less the sales load payable by us, on or before August 16, 2019. The Company’s common stock began trading on the New York Stock Exchange (“NYSE”) under the symbol “ORCC” on July 18, 2019.

On July 7, 2019, our Board of Directors determined to eliminate any outstanding fractional shares of our common stock (the “Fractional Shares”), as permitted by the Maryland General Corporation Law and on July 8, 2019, we eliminated such Fractional Shares by rounding down the number of Fractional Shares held by each shareholder to the nearest whole share and paying each shareholder cash for such Fractional Shares based on a price of $15.27 per whole share.

On March 1, 2016, we issued 100 common shares for $1,500 to the Adviser.

Prior to March 2, 2018, we entered into subscription agreements (the “Subscription Agreements”) with investors providing for the private placement of our common shares. Under the terms of the Subscription Agreements, investors were required to fund drawdowns to purchase our common shares up to the amount of their respective Capital Commitment on an as-needed basis each time we delivered a drawdown notice to our investors. As of June 4, 2019, all Capital Commitments had been drawn.

During the six months ended June 30, 2019, we delivered the following capital call notices to our investors:

Capital Drawdown Notice Date	Common Share Issuance Date	Number of Common Shares Issued	Aggregate Offering Price ($ in millions)
June 4, 2019	June 17, 2019	103,504,284	$1,580.5
March 8, 2019	March 21, 2019	19,267,823	300.0
January 30, 2019	February 12, 2019	29,220,780	450.0
Total		151,992,887	$2,330.5

During the six months ended June 30, 2018, we delivered the following capital call notices to our investors:

Capital Drawdown Notice Date	Common Share Issuance Date	Number of Common Shares Issued	Aggregate Offering Price ($ in millions)
June 14, 2018	June 27, 2018	12,901,364	$200.0
April 5, 2018	April 18, 2018	13,149,244	200.0
March 5, 2018	March 16, 2018	11,347,030	175.0
Total		37,397,638	$575.00

Following our IPO, without the prior written consent of our Board:

•

for 180 days, a shareholder is not permitted to transfer (whether by sale, gift, merger, by operation of law or otherwise), exchange, assign, pledge, hypothecate or otherwise dispose of or encumber any shares of common stock held by such shareholder prior to the date of the IPO;

•

for 270 days, a shareholder is not permitted to transfer (whether by sale, gift, merger, by operation of law or otherwise), exchange, assign, pledge, hypothecate or otherwise dispose of or encumber two-thirds of the shares of common stock held by such shareholder prior to the date of the IPO; and

•

for 365 days, a shareholder is not permitted to transfer (whether by sale, gift, merger, by operation of law or otherwise), exchange, assign, pledge, hypothecate or otherwise dispose of or encumber one-third of the shares of common stock held by such shareholder prior to the IPO.

This means that, as a result of these transfer restrictions, without the consent of our Board, a shareholder who owned 99 shares of common stock on the date of  the IPO could not sell any of such shares for 180 days following the IPO; 181 days following the IPO, such shareholder could only sell up to 33 of such shares; 271 days following the IPO, such shareholder could only sell up to 66 of such shares and 366 days following the IPO, such shareholder could sell all of such shares.

In addition, the Adviser, our directors and Mr. Lipschultz have agreed for a period of 540 days after the IPO and we and our executive officers who are not directors have agreed for a period of 180 days after the IPO, (i) not to offer, sell, contract to sell, pledge, grant any option to purchase, lend or otherwise dispose of, or file with the SEC a registration statement under the Securities Act (other than a registration statement pursuant to Rule 415 of the Securities Act) relating to, any shares of our common stock, or any options or warrants to purchase any shares of our common stock, or any securities convertible into, exchangeable for or that represent the right to receive shares of our common stock or (ii) engage in any hedging or other transaction or arrangement (including, without limitation, any short sale or the purchase or sale of, or entry into, any put or call option, or combination thereof, forward, swap or any other derivative transaction or instrument, however described or defined) which is designed to or which reasonably could be expected to lead to or result in a sale or disposition (whether by the undersigned or someone other than the undersigned), or transfer of any of the economic consequences of ownership, in whole or in part, directly or indirectly, of our common stock or any such other securities whether any such transaction or arrangement (or instrument provided for thereunder) would be settled by delivery of our common stock or other securities, in cash or otherwise, without the prior written consent of Goldman Sachs & Co. LLC and BofA Securities, Inc. on behalf of the underwriters, subject to certain exceptions; provided, however that, commencing 30 days after the IPO, the foregoing shall not prohibit a convertible notes issuance by us in an amount not to exceed $250 million.

Distributions

The following table reflects the distributions declared on shares of our common stock during the six months ended June 30, 2019:

	June 30, 2019
Date Declared	Record Date	Payment Date	Distribution per Share
June 4, 2019	June 14, 2019	August 15, 2019	$0.44
February 27, 2019	March 31, 2019	May 14, 2019	$0.33

The following table reflects the distributions declared on shares of our common stock during the six months ended June 30, 2018:

	June 30, 2018
Date Declared	Record Date	Payment Date	Distribution per Share
June 22, 2018	June 30, 2018	August 15, 2018	$0.34
March 2, 2018	March 31, 2018	April 30, 2018	$0.33

On May 28, 2019, our Board declared a distribution of $0.31 per share, for shareholders of record on September 30, 2019 payable on or before November 15, 2019.

On May 28, 2019, our Board also declared the following special distributions:

Record Date	Distribution Date (on or before)	Special Distribution Amount (per share)
September 30, 2019	November 15, 2019	$0.02
December 31, 2019	January 31, 2020	$0.04
March 31, 2020	May 15, 2020	$0.08
June 30, 2020	August 14, 2020	$0.08
September 30, 2020	November 13, 2020	$0.08
December 31, 2020	January 19, 2021	$0.08

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

Prior to our IPO, the number of shares to be issued to a shareholder under the dividend reinvestment plan was determined by dividing the total dollar amount of the distribution payable to such shareholder by the net asset value per share of our common stock, as of the last day of our calendar quarter immediately preceding the date such distribution was declared.

In connection with our IPO, we entered into our second amended and restated dividend reinvestment plan, pursuant to which, if newly issued shares are used to implement the dividend reinvestment plan, the number of shares to be issued to a shareholder will be determined by dividing the total dollar amount of the cash dividend or distribution payable to a shareholder by the market price per share of our common stock at the close of regular trading on the New York Stock Exchange on the payment date of a distribution, or if no sale is reported for such day, the average of the reported bid and ask prices. However, if the market price per share on the payment date of a cash dividend or distribution exceeds the most recently computed net asset value per share, we will issue shares at the greater of (i) the most recently computed net asset value per share and (ii) 95% of the current market price per share (or such lesser discount to the current market price per share that still exceeded the most recently computed net asset value per share). For example, if the most recently computed net asset value per share is $15.00 and the market price on the payment date of a cash dividend is $14.00 per share, we will issue shares at $14.00 per share. If the most recently computed net asset value per share is $15.00 and the market price on the payment date of a cash dividend is $16.00 per share, we will issue shares at $15.20 per share (95% of the current market price). If the most recently computed net asset value per share is $15.00 and the market price on the payment date of a cash dividend is $15.50 per share, we will issue shares at $15.00 per share, as net asset value is greater than 95% ($14.73 per share) of the current market price. Pursuant to our second amended and restated dividend reinvestment plan, if shares are purchased in the open market to implement the dividend reinvestment plan, the number of shares to be issued to a shareholder shall be determined by dividing the dollar amount of the cash dividend payable to such shareholder by the weighted average price per share for all shares purchased by the plan administrator in the open market in connection with the dividend. Shareholders who receive distributions in the form of shares of common stock will be subject to the same U.S. federal, state and local tax consequences as if they received cash distributions.

The following table reflects the common stock issued pursuant to the dividend reinvestment plan during the six months ended June 30, 2019:

Date Declared	Record Date	Payment Date	Shares
February 27, 2019	March 31, 2019	May 14, 2019	2,882,297
November 6, 2018	December 31, 2018	January 31, 2019	2,613,223

The following table reflects the common stock issued pursuant to the dividend reinvestment plan during the six months ended June 30, 2018:

Date Declared	Record Date	Payment Date	Shares
March 2, 2018	March 31, 2018	April 30, 2018	1,310,273
November 7, 2017	December 31, 2017	January 31, 2018	1,231,796

Stock Repurchase Plan (the “Company 10b5-1 Plan”)

On July 7, 2019, our Board approved the Company 10b5-1 Plan, to acquire up to $150 million in the aggregate of our common stock at prices below our net asset value per share over a specified period, in accordance with the guidelines specified in Rule 10b-18 and Rule 10b5-1 of the Exchange Act. We put the Company 10b5-1 Plan in place because we believe that, in the current market conditions, if our common stock is trading below our then-current net asset value per share, it is in the best interest of our shareholders for us to reinvest in our portfolio.

The Company 10b5-1 Plan is intended to allow us to repurchase our common stock at times when we otherwise might be prevented from doing so under insider trading laws. The Company 10b5-1 Plan requires Goldman Sachs & Co. LLC, as our agent, to repurchase shares of common stock on our behalf when the market price per share is below the most recently reported net asset value per share (including any updates, corrections or adjustments publicly announced by us to any previously announced net asset value per share). Under the Company 10b5-1 Plan, the agent will increase the volume of purchases made as the price of our common stock declines, subject to volume restrictions. The timing and amount of any stock repurchases will depend on the terms and conditions of the Company 10b5-1 Plan, the market price of our common stock and trading volumes, and no assurance can be given that any particular amount of common stock will be repurchased.

The purchase of shares pursuant to the Company 10b5-1 Plan is intended to satisfy the conditions of Rule 10b5-1 and Rule 10b-18 under the Exchange Act, and will otherwise be subject to applicable law, including Regulation M, which may prohibit purchases under certain circumstances.

The Company 10b5-1 Plan is intended to commence 30 calendar days after the closing of the IPO and terminate upon the earliest to occur of (i) 18-months (tolled for periods during which the Company 10b5-1 Plan is suspended), (ii) the end of the trading day on which the aggregate purchase price for all shares purchased under the Company 10b5-1 Plan equals $150 million and (iii) the occurrence of certain other events described in the Company 10b5-1 Plan.

Debt

Aggregate Borrowings

Debt obligations consisted of the following as of June 30, 2019 and December 31, 2018:

	June 30, 2019
($ in thousands)	Aggregate Principal Committed	Outstanding Principal	Amount Available(1)	Net Carrying Value(2)
Revolving Credit Facility(3)(5)	$960,000	$43,983	$915,678	$36,338
SPV Asset Facility I	400,000	300,000	100,000	296,781
SPV Asset Facility II	550,000	150,000	400,000	144,037
SPV Asset Facility III	500,000	160,000	340,000	155,825
CLO I	390,000	390,000	—	386,777
2023 Notes(4)	150,000	150,000	—	149,920
2024 Notes(4)	400,000	400,000	—	400,943
Total Debt	$3,350,000	$1,593,983	$1,755,678	$1,570,621

________________

(1)	The amount available reflects any limitations related to each credit facility’s borrowing base.
(2)

The carrying value of the Company’s Revolving Credit Facility, SPV Asset Facility I, SPV Asset Facility II, SPV Asset Facility III, CLO I, 2023 Notes, and 2024 Notes are presented net of deferred unamortized debt issuance costs of $7.6 million, $3.2 million, $6.0 million, $4.2 million, $3.2 million, $1.6 million and $9.9 million, respectively.

(3)	Includes the unrealized translation gain (loss) on borrowings denominated in foreign currencies.
(4)	Inclusive of change in fair value of effective hedge.
(5)	The amount available is reduced by $0.3 million of outstanding letters of credit.

	December 31, 2018
($ in thousands)	Aggregate Principal Committed	Outstanding Principal	Amount Available(1)	Net Carrying Value(2)
Subscription Credit Facility(3)	$900,000	$883,000	$4,487	$881,795
Revolving Credit Facility(4)	600,000	308,643	291,357	304,229
SPV Asset Facility I	400,000	400,000	—	396,352
SPV Asset Facility II	550,000	550,000	—	543,713
SPV Asset Facility III	500,000	300,000	200,000	294,995
2023 Notes(5)	150,000	150,000	—	146,633
Total Debt	$3,100,000	$2,591,643	$495,844	$2,567,717

________________

(1)	The amount available reflects any limitations related to each credit facility’s borrowing base.
(2)

The carrying value of the Company’s Subscription Credit Facility, Revolving Credit Facility, SPV Asset Facility I, SPV Asset Facility II, SPV Asset Facility III and the 2023 Notes are presented net of deferred unamortized debt issuance costs of $1.2 million, $4.4 million, $3.6 million, $6.3 million, $5.0 million and $1.8 million, respectively.

(3)	The amount available is reduced by $12.5 million of outstanding letters of credit.
(4)	Includes the unrealized translation gain (loss) on borrowings denominated in foreign currencies.
(5)	Inclusive of change in fair value of effective hedge.

For the three and six months ended June 30, 2019 and 2018, the components of interest expense were as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
($ in thousands)	2019	2018	2019	2018
Interest expense	$33,993	$15,827	$66,779	$26,789
Amortization of debt issuance costs	2,865	1,275	4,808	2,370
Total Interest Expense	$36,858	$17,102	$71,587	$29,159
Average interest rate	4.95%	4.04%	4.84%	3.86%
Average daily borrowings	$2,714,658	$1,494,714	$2,743,616	$1,321,359

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

The Subscription Credit Facility permitted us to borrow up to $900 million, subject to availability under the borrowing base which is calculated based on the unused Capital Commitments of the investors meeting various eligibility requirements. Effective June 19, 2019, the outstanding balance of the Subscription Credit Facility was paid in full and the facility was terminated pursuant to its terms.

Borrowings under the Subscription Credit Facility had interest, at our election at the time of drawdown, at a rate per annum equal to (i) in the case of LIBOR rate loans, an adjusted LIBOR rate for the applicable interest period plus 1.60% or (ii) in the case of reference rate loans, the greatest of (A) a prime rate plus 0.60%, (B) the federal funds rate plus 1.10%, and (C) one-month LIBOR plus 1.60%.  Loans may have been converted from one rate to another at any time at our election, subject to certain conditions.  We predominantly borrowed utilizing LIBOR rate loans, generally electing one-month LIBOR upon borrowing. We paid an unused commitment fee of 0.25% per annum on the unused commitments.

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

The maximum principal amount of the Revolving Credit Facility is $1.06 billion (increased from $960 million on July 26, 2019; previously increased on May 2, 2019 from $925 million to $960 million; previously increased on April 2, 2019 from $600 million to $925 million), subject to availability under the borrowing base, which is based on our portfolio investments and other outstanding indebtedness. Maximum capacity under the Revolving Credit Facility may be increased to $1.5 billion (increased from $1.25 billion on April 2, 2019) through the exercise by the Borrower of an uncommitted accordion feature through which existing and new lenders may, at their option, agree to provide additional financing. The Revolving Credit Facility includes a $50 million limit for swingline loans and is secured by a perfected first-priority interest in substantially all of the portfolio investments held by us and each Guarantor, subject to certain exceptions.

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

Amounts drawn bear interest at LIBOR (or, in the case of certain lenders that are commercial paper conduits, the lower of their cost of funds and LIBOR plus 0.25%) plus a spread ranging from 2.15% to 2.50%. We predominantly borrow utilizing LIBOR rate loans, generally electing one-month LIBOR upon borrowing. From May 22, 2018 to the SPV Asset Facility II Commitment Termination Date, there is a commitment fee ranging from 0.50% to 1.00% per annum on the undrawn amount, if any, of the revolving commitments in the SPV Asset Facility II. For further details, see “ITEM 1. – Notes to Consolidated Financial Statements – Note 6. Debt.”

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

CLO I

On May 28, 2019 (the “CLO Closing Date”), we completed a $596 million term debt securitization transaction (the “CLO Transaction”), also known as a collateralized loan obligation transaction.  The secured notes and preferred shares issued in the CLO Transaction and the secured loan borrowed in the CLO Transaction were issued and incurred, as applicable, by our consolidated subsidiaries Owl Rock CLO I, Ltd., an exempted company incorporated in the Cayman Islands with limited liability (the “CLO Issuer”), and Owl Rock CLO I, LLC, a Delaware limited liability company (the “CLO Co-Issuer” and together with the CLO Issuer, the “CLO Issuers”).

In the CLO Transaction the CLO Issuers (A) issued the following notes pursuant to an indenture and security agreement dated as of the Closing Date (the “Indenture”), by and among the CLO Issuers and State Street Bank and Trust Company:  (i) $242 million of AAA(sf) Class A Notes, which bear interest at three-month LIBOR plus 1.80%, (ii) $30 million of AAA(sf) Class A-F Notes, which bear interest at a fixed rate of 4.165%, and (iii) $68 million of AA(sf) Class B Notes, which bear interest at three-month LIBOR plus 2.70% (together, the “CLO Notes”) and (B) borrowed $50 million under floating rate loans (the “Class A Loans” and together with the CLO Notes, the “CLO Debt”), which bear interest at three-month LIBOR plus 1.80%, under a credit agreement (the “CLO Credit Agreement”), dated as of the CLO Closing Date, by and among the CLO Issuers, as borrowers, various financial institutions, as lenders, and State Street Bank and Trust Company, as collateral trustee and loan agent.  The Class A Loans may be exchanged by the lenders for Class A Notes at any time, subject to certain conditions under the CLO Credit Agreement and the Indenture.  The CLO Debt is scheduled to mature on May 20, 2031.

Concurrently with the issuance of the CLO Notes and the borrowing under the Class A Loans, the CLO Issuer issued approximately $206.1 million of subordinated securities in the form of 206,106 preferred shares at an issue price of U.S.$1,000 per share (the “CLO Preferred Shares”).  The Preferred Shares were issued by the CLO Issuer as part of its issued share capital and are not secured by the collateral securing the CLO Debt. We own all of the CLO Preferred Shares, and as such, are eliminated in consolidation. We act as retention holder in connection with the CLO Transaction for the purposes of satisfying certain U.S. and European Union regulations requiring sponsors of securitization transactions to retain exposure to the performance of the securitized assets and as such is required to retain a portion of the CLO Preferred Shares.

The Adviser serves as collateral manager for the CLO Issuer under a collateral management agreement dated as of the CLO Closing Date.  The Adviser is entitled to receive fees for providing these services.  The Adviser has waived its right to receive such fees but may rescind such waiver at any time.

The CLO Debt is secured by all of the assets of the CLO Issuer, which will consist primarily of middle market loans, participation interests in middle market loans, and related rights and the cash proceeds thereof. As part of the CLO Transaction, we and ORCC Financing II sold and contributed approximately $575 million par amount of middle market loans to the CLO Issuer on the CLO Closing Date.  Such loans constituted the initial portfolio assets securing the CLO Debt.  We and ORCC Financing II LLC each made customary representations, warranties, and covenants to the CLO Issuer regarding such sales and contributions under a loan sale agreement.

Through May 20, 2023, a portion of the proceeds received by the CLO Issuer from the loans securing the CLO Debt may be used by the CLO Issuer to purchase additional middle market loans, from us, our subsidiaries or third parties, under the direction of the Adviser as the collateral manager in the CLO Transaction.

The CLO Debt is the secured obligation of the CLO Issuers, and the Indenture and the CLO Credit Agreement include customary covenants and events of default.  Assets pledged to holders of the Secured Debt and the other secured parties under the Indenture will not be available to pay our debts.

The CLO Notes were offered in reliance on Section 4(a)(2) of the Securities Act. The CLO Notes have not been registered under the Securities Act or any state securities laws and, unless so registered, may not be offered or sold in the United States except pursuant to an exemption from, or in a transaction not subject to, the registration requirements of the Securities Act as applicable. For further details, see “ITEM 1. – Notes to Consolidated Financial Statements – Note 6. Debt.”

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

In connection with the offering of the 2023 Notes, on December 21, 2017 we entered into a centrally cleared interest rate swap to continue to align the interest rates of our liabilities with our investment portfolio, which consists predominately of floating rate loans. The notional amount of the interest rate swap is $150 million. We will receive fixed rate interest semi-annually at 4.75% and pay variable rate interest monthly based on 1-month LIBOR plus 2.545%. The interest rate swap matures on December 21, 2021. For the three and six months ended June 30, 2019, we made periodic payments of $1.9 and $3.8 million, respectively. For the three and six months ended June 30, 2018, we made periodic payments of $1.6 million and $3.1 million, respectively. The interest expense related to the 2023 Notes is offset by proceeds received from the interest rate swap. The swap adjusted interest expense is included as a component of interest expense in our Consolidated Statements of Operations. As of June 30, 2019 and December 31, 2018, the interest rate swap had a fair value of $1.5 million and $(1.6) million, respectively. Depending on the nature of the balance at period end, the fair value of the interest rate swap is either included as a component of accrued expenses and other liabilities or prepaid expenses and other assets on our Consolidated Statements of Assets and Liabilities. The change in fair value of the interest rate swap is equally offset by the change in fair value of the 2023 Notes. For further details, see “ITEM 1. – Notes to Consolidated Financial Statements – Note 6. Debt.”

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

In connection with the issuance of the 2024 Notes, on April 10, 2019 the Company entered into centrally cleared interest rate swaps to continue to align interest rates of its liabilities with the investment portfolio, which consists of predominantly floating rate loans. The notional amount of the interest rate swaps is $400 million. The Company will receive fixed rate interest at 5.25% and pay variable rate interest based on one-month LIBOR plus 2.937%. The interest rate swaps mature on April 10, 2024. For the three and six months ended, the Company did not make any periodic payments. The interest expense related to the 2024 Notes is offset by the proceeds received from the interest rate swaps. The swap adjusted interest expense is included as a component of interest expense on our Consolidated Statements of Operations. As of June 30, 2019, the interest rate swap had a fair value of $10.8 million. Depending on the nature of the balance at period end, the fair value of the interest rate swap is either included as a component of accrued expenses and other liabilities or prepaid expenses and other assets on our Consolidated Statements of Assets and Liabilities.  The change in fair value of the interest rate swap is equally offset by the change in fair value of the 2024 Notes. For further details, see “ITEM 1. – Notes to Consolidated Financial Statements – Note 6. Debt.”

Off-Balance Sheet Arrangements

Portfolio Company Commitments

From time to time, we may enter into commitments to fund investments. As of June 30, 2019 and December 31, 2018, we had the following outstanding commitments to fund investments in current portfolio companies:

Portfolio Company	Investment	June 30, 2019	December 31, 2018
($ in thousands)
3ES Innovation Inc. (dba Aucerna)	First lien senior secured revolving loan	$3,893	$—
Accela, Inc.	First lien senior secured revolving loan	2,084	3,284
Amspec Services Inc.	First lien senior secured revolving loan	1,642	12,084
Apptio, Inc.	First lien senior secured revolving loan	2,779	—
Aramsco, Inc.	First lien senior secured revolving loan	7,541	7,820
Associations, Inc.	First lien senior secured delayed draw term loan	24,413	37,226
Associations, Inc.	First lien senior secured revolving loan	11,543	11,543
BCPE Empire Holdings, Inc. (dba Imperial-Dade)	First lien senior secured delayed draw term loan	3,949	—
Black Mountain Sand Eagle Ford LLC	First lien senior secured loan	—	40,500
Brigham Minerals, LLC	First lien senior secured delayed draw term loan	—	23,000
Brigham Minerals, LLC	First lien senior secured revolving loan	—	9,200
Carolina Beverage Group (fka Cold Spring Brewing Company)	First lien senior secured revolving loan	2,684	2,684
Cheese Acquisition, LLC	First lien senior secured delayed draw term loan	—	111,740
Cheese Acquisition, LLC	First lien senior secured revolving loan	16,364	16,364
CM7 Restaurant Holdings, LLC	First lien senior secured delayed draw term loan	—	7,155
CM7 Restaurant Holdings, LLC	First lien senior secured delayed draw term loan	—	2,003
ConnectWise, LLC	First lien senior secured revolving loan	16,549	—
Covenant Surgical Partners, Inc.	First lien senior secured delayed draw term loan	6,000	75,000
Douglas Products and Packaging Company LLC	First lien senior secured revolving loan	6,358	9,083
Endries Acquisition, Inc.	First lien senior secured delayed draw term loan	52,110	62,550
Endries Acquisition, Inc.	First lien senior secured revolving loan	19,800	20,250
EW Holdco, LLC (dba European Wax)	First lien senior secured delayed draw term loan	7,667	—
Galls, LLC	First lien senior secured revolving loan	4,216	11,444
Galls, LLC	First lien senior secured delayed draw term loan	29,181	31,718
GC Agile Holdings Limited (dba Apex Fund Services)	First lien senior secured delayed draw term loan	—	36,038
GC Agile Holdings Limited (dba Apex Fund Services)	First lien senior secured multi-draw term loan	—	18,019
GC Agile Holdings Limited (dba Apex Fund Services)	First lien senior secured revolving loan	10,386	10,386

Portfolio Company	Investment	June 30, 2019	December 31, 2018
Genesis Acquisition Co. (dba Procare Software)	First lien senior secured delayed draw term loan	4,745	4,745
Genesis Acquisition Co. (dba Procare Software)	First lien senior secured revolving loan	2,637	2,637
Gerson Lehrman Group, Inc.	First lien senior secured revolving loan	22,114	23,415
Hillstone Environmental Partners, LLC	First lien senior secured delayed draw term loan	41,802	—
Hometown Food Company	First lien senior secured revolving loan	4,235	4,235
Ideal Tridon Holdings, Inc.	First lien senior secured revolving loan	5,400	1,254
Ideal Tridon Holdings, Inc.	First lien senior secured delayed draw term loan	906	—
Interoperability Bidco, Inc.	First lien senior secured delayed draw term loan	8,000	—
Interoperability Bidco, Inc.	First lien senior secured revolving loan	4,000	—
IQN Holding Corp. (dba Beeline)	First lien senior secured revolving loan	15,532	15,532
KSLB Holdings, LLC (dba Sara Lee Frozen Bakery)	First lien senior secured revolving loan	4,080	7,800
KWOR Acquisition, Inc. (dba Worley Claims Services)	First lien senior secured delayed draw term loan	3,120	—
KWOR Acquisition, Inc. (dba Worley Claims Services)	First lien senior secured revolving loan	5,200	—
Lightning Midco, LLC (dba Vector Solutions)	First lien senior secured delayed draw term loan	17,210	19,348
Lightning Midco, LLC (dba Vector Solutions)	First lien senior secured revolving loan	5,318	13,362
LineStar Integrity Services LLC	First lien senior secured delayed draw term loan	16,146	25,833
Litera Bidco LLC	First lien senior secured delayed draw term loan	20,082	—
Litera Bidco LLC	First lien senior secured revolving loan	2,869	—
Lytx, Inc.	First lien senior secured revolving loan	2,033	2,033
Manna Development Group, LLC	First lien senior secured revolving loan	3,469	3,469
Mavis Tire Express Services Corp.	Second lien senior secured delayed draw term loan	23,456	23,456
MHE Intermediate Holdings, LLC (dba Material Handling Services)	First lien senior secured delayed draw term loan	18,000	—
MINDBODY, Inc.	First lien senior secured revolving loan	6,071	—
Motus, LLC and Runzheimer International LLC	First lien senior secured revolving loan	—	5,481
NMI Acquisitionco, Inc. (dba Network Merchants)	First lien senior secured revolving loan	414	220
Offen, Inc.	First lien senior secured delayed draw term loan	5,310	—
Project Power Buyer, LLC (dba PEC-Veriforce)	First lien senior secured revolving loan	3,188	—
Professional Plumbing Group, Inc.	First lien senior secured revolving loan	2,214	6,200
QC Supply, LLC	First lien senior secured revolving loan	—	497
RxSense Holdings, LLC	First lien senior secured revolving loan	4,047	—
Safety Products/JHC Acquisition Corp. (dba Justrite Safety Group)	First lien senior secured delayed draw term loan	1,652	—
Swipe Acquisition Corporation (dba PLI)	First lien senior secured delayed draw term loan	12,931	12,931
TC Holdings, LLC (dba TrialCard)	First lien senior secured delayed draw term loan	—	24,248
TC Holdings, LLC (dba TrialCard)	First lien senior secured revolving loan	5,033	4,194
Trader Interactive, LLC (fka Dominion Web Solutions, LLC)	First lien senior secured revolving loan	6,387	6,387
Troon Golf, L.L.C.	First lien senior secured revolving loan	14,426	14,426

Portfolio Company	Investment	June 30, 2019	December 31, 2018
TSB Purchaser, Inc. (dba Teaching Strategies, Inc.)	First lien senior secured revolving loan	3,010	4,239
Ultimate Baked Goods Midco, LLC	First lien senior secured revolving loan	2,986	5,082
Valence Surface Technologies LLC	First lien senior secured delayed draw term loan	30,000	—
Valence Surface Technologies LLC	First lien senior secured revolving loan	10,000	—
WU Holdco, Inc. (dba Weiman Products, LLC)	First lien senior secured revolving loan	13,920	—
WU Holdco, Inc. (dba Weiman Products, LLC)	First lien senior secured delayed draw term loan	19,886	—
Total Unfunded Portfolio Company Commitments		$600,988	$790,115

We maintain sufficient borrowing capacity to cover outstanding unfunded portfolio company commitments that we may be required to fund. We seek to carefully consider our unfunded portfolio company commitments for the purpose of planning our ongoing financial leverage. Further, we maintain sufficient borrowing capacity within the 200% asset coverage limitation along with undrawn Capital commitments from our investors to cover any outstanding portfolio company unfunded commitments we are required to fund.

Other Commitments and Contingencies

We had raised $5.5 billion in total Capital Commitments from investors, of which $112.4 million is from executives of the Adviser. As of June 4, 2019, all outstanding Capital Commitments had been drawn.

From time to time, we may become a party to certain legal proceedings incidental to the normal course of its business. At June 30, 2019, we were not aware of any pending or threatened litigation.

Contractual Obligations

A summary of our contractual payment obligations under our credit facilities as of June 30, 2019, is as follows:

	Payments Due by Period
($ in millions)	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
Revolving Credit Facility	$44.0	$—	$—	$44.0	$—
SPV Asset Facility I	300.0	—	—	300.0	—
SPV Asset Facility II	150.0	—	—	—	150.0
SPV Asset Facility III	160.0	—	—	160.0	—
CLO I	390.0	—	—	—	390.0
2023 Notes	150.0	—	—	150.0	—
2024 Notes	400.0	—	—	400.0	—
Total Contractual Obligations	$1,594.0	$—	$—	$1,054.0	$540.0

Related-Party Transactions

We have entered into a number of business relationships with affiliated or related parties, including the following:

•	the Investment Advisory Agreement;
•	the Administration Agreement; and
•	the License Agreement.

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

As of June 30, 2019, 99.7% of our debt investments based on fair value in our portfolio were at floating rates.

Based on our Consolidated Statements of Assets and Liabilities as of June 30, 2019, the following table shows the annualized impact on net income of hypothetical base rate changes in interest rates on our debt investments (considering interest rate floors for floating rate instruments) assuming each floating rate investment is subject to 3-month LIBOR and there are no changes in our investment and borrowing structure:

($ in millions)	Interest Income	Interest Expense	Net Income
Up 300 basis points	$217.4	$46.9	$170.5
Up 200 basis points	$145.0	$31.3	$113.7
Up 100 basis points	$72.5	$15.6	$56.9
Down 100 basis points	$(72.2)	$(15.6)	$(56.6)
Down 200 basis points	$(102.1)	$(31.3)	$(70.8)
Down 300 basis points	$(105.5)	$(46.9)	$(58.6)

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

(b)	Changes in Internal Controls Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

In addition to the other information set forth in this report and the risk factors set forth below, you should carefully consider the risk factors discussed in Part I, “ITEM 1A. RISK FACTORS” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018.

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

On July 27, 2017, the United Kingdom’s Financial Conduct Authority, which regulates LIBOR, announced that it intends to phase out LIBOR by the end of 2021. It is unclear if at that time whether LIBOR will cease to exist or if new methods of calculating LIBOR will be established such that it continues to exist after 2021. The U.S. Federal Reserve, in conjunction with the Alternative Reference Rates Committee, a steering committee comprised of large U.S. financial institutions, is considering replacing U.S. dollar LIBOR with a new index calculated by short term repurchase agreements, backed by Treasury securities called the Secured Overnight Financing Rate (“SOFR”). The first publication of SOFR was released in April 2018. Whether or not SOFR attains market traction as a LIBOR replacement remains a question and the future of LIBOR at this time is uncertain. If LIBOR ceases to exist, we may need to renegotiate the credit agreements extending beyond 2021 with our portfolio companies that utilize LIBOR as a factor in determining the interest rate to replace LIBOR with the new standard that is established in its place, which may have an adverse effect on our ability to receive attractive returns. In addition, if LIBOR ceases to exist we may need to renegotiate any LIBOR based credit facilities to replace LIBOR with the new standard that is established in its place.

Sales of substantial amounts of our common stock in the public market may have an adverse effect on the market price of our common stock.

Any shares purchased in our IPO or owned by our affiliates prior to our IPO, as defined in the Securities Act, are subject to the public information, manner of sale and volume limitations of Rule 144 under the Securities Act. The remaining shares of our common stock that were outstanding upon the completion of the IPO are “restricted securities” under the meaning of Rule 144 promulgated under the Securities Act and may only be sold if such sale is registered under the Securities Act or exempt from registration, including the exemption under Rule 144.

In addition, without the consent of the Board:

•

for 180 days following the IPO, a shareholder is not permitted to transfer (whether by sale, gift, merger, by operation of law or otherwise), exchange, assign, pledge, hypothecate or otherwise dispose of or encumber any shares of common stock held by such shareholder prior to the date of the IPO;

•

for 270 days following the IPO, a shareholder is not permitted to transfer (whether by sale, gift, merger, by operation of law or otherwise), exchange, assign, pledge, hypothecate or otherwise dispose of or encumber two-thirds of the shares of common stock held by such shareholder prior to the date of the IPO; and

•

for 365 days following the IPO, a shareholder is not permitted to transfer (whether by sale, gift, merger, by operation of law or otherwise), exchange, assign, pledge, hypothecate or otherwise dispose of or encumber one-third of the shares of common stock held by such shareholder prior to the date of the IPO.

This means that, as a result of these transfer restrictions, without the consent of the Board, a shareholder who owned 99 shares of common stock on the date of the IPO could not sell any of such shares for 180 days following the Exchange Listing; 181 days following the IPO, such shareholder could only sell up to 33 of such shares; 271 days following the IPO, such shareholder could only sell up to 66 of such shares and 366 days following the IPO, such shareholder could sell all of such shares. In addition, the Adviser, our directors and Mr. Lipschultz have agreed for a period of 540 days after the date IPO and our executive officers who are not directors have agreed for a period of 180 days after the IPO, not to transfer (whether by sale, gift, merger, by operation of law or otherwise) their shares of common stock without the prior written consent of Goldman Sachs & Co. LLC and BofA Securities, Inc. on behalf of the underwriters, subject to certain exceptions.

The market value of our common stock may fluctuate significantly.

The market value and liquidity, if any, of the market for shares of our common stock may be significantly affected by numerous factors, some of which are beyond our control and may not be directly related to our operating performance. These factors include:

•

changes in the value of our portfolio of investments and derivative instruments as a result of changes in market factors, such as interest rate shifts, and also portfolio specific performance, such as portfolio company defaults, among other reasons;

•	changes in regulatory policies or tax guidelines, particularly with respect to RICs or BDCs;
•	loss of RIC or BDC status;
•	distributions that exceed our net investment income and net income as reported according to GAAP;
•	changes in earnings or variations in operating results;
•	changes in accounting guidelines governing valuation of our investments;
•	any shortfall in revenue or net income or any increase in losses from levels expected by investors;
•	departure of our Adviser or certain of its key personnel;
•	general economic trends and other external factors; and
•	loss of a major funding source.

Purchases of our common stock by us under the Company 10b5-1 Plan may result in the price of our common stock being higher than the price that otherwise might exist in the open market.

On July 7, 2019, our Board approved the Company 10b5-1 Plan, under which Goldman Sachs & Co. LLC, as agent for the Company, will acquire up to $150 million in the aggregate of our common stock during the period beginning after 30 calendar days after the closing of the IPO and ending on the earlier of the date on which all the capital committed to the Company 10b5-1 Plan has been exhausted or 18 months (tolled for periods during which the Company 10b5-1 Plan is suspended), subject to certain conditions.

Whether purchases will be made under the Company 10b5-1 Plan and how much will be purchased at any time is uncertain, dependent on prevailing market prices and trading volumes, all of which we cannot predict. These activities may have the effect of maintaining the market price of our common stock or retarding a decline in the market price of the common stock, and, as a result, the price of our common stock may be higher than the price that otherwise might exist in the open market.

Purchases of our common stock by us under the Company 10b5-1 Plan may result in dilution to our net asset value per share.

The Company 10b5-1 Plan is intended to require Goldman Sachs & Co. LLC, as our agent, to repurchase shares of common stock on our behalf when the market price per share is below the most recently reported net asset value per share (including any updates, corrections or adjustments publicly announced by us to any previously announced net asset value per share). Under the Company 10b5-1 Plan, the agent will increase the volume of purchases made as the price of our common stock declines, subject to volume restrictions.

Because purchases under the Company 10b5-1 Plan will be made beginning at any price below our most recently reported net asset value per share, if our net asset value per share as of the end of a quarter is lower than the net asset per share as of the end of the prior quarter, purchases under the Company 10b5-1 Plan during the period from the end of a quarter to the time of our earnings release announcing the new net asset value per share for that quarter may result in dilution to our net asset value per share. This dilution would occur because we would repurchase shares under the Company 10b5-1 Plan at a price above the net asset value per share as of the end of the most recent quarter end, which would cause a proportionately smaller increase in our shareholders’ interest in our earnings and assets and their voting interest in us than the decrease in our assets resulting from such repurchase. As a result of any such dilution, our market price per share may decline. The actual dilutive effect will depend on the number of shares of common stock that could be so repurchased, the price and the timing of any repurchases under the Company 10b5-1 Plan.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Other than the shares issued pursuant to our dividend reinvestment plan, we did not sell any unregistered equity securities, except as previously disclosed in certain 8-Ks filed with the SEC.

On May 15, 2019, pursuant to our dividend reinvestment plan, we issued 2,882,297 shares of our common stock, at a price of $15.26 per share, to stockholders of record as of March 31, 2019 that did not opt out of our dividend reinvestment plan in order to satisfy the reinvestment portion of our dividends. This issuance was not subject to the registration requirements of the Securities Act of 1933, as amended.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

(a)	Exhibits

Exhibit Number	Description of Exhibits
3.1	Articles of Amendment and Restatement, dated March 1, 2016 (incorporated by reference to the Company’s Registration Statement on Form 10, filed on April 30, 2019).

3.2	Bylaws, dated January 11, 2016 (incorporated by reference to the Company’s Registration Statement on Form 10, filed on April 11, 2016).

4.1

Indenture, dated April 10, 2019, between Owl Rock Capital Corporation and Wells Fargo Bank, National Association, as

Trustee (incorporated by reference to Exhibit 4.1 to the Company's Quarterly Report on Form 10-Q filed on May 8, 2019).

4.2

First Supplemental Indenture, dated April 10, 2019, between Owl Rock Capital Corporation and Wells Fargo Bank,

National Association, as trustee, including the form of global note attached thereto (incorporated by reference to Exhibit 4.2 to the Company's Quarterly Report on Form 10-Q filed on May 8, 2019).

10.1

Fourth Amendment to Senior Secured Revolving Credit Agreement, dated as of April 2, 2019 among Owl Rock Capital Corporation, the Lenders party thereto and Suntrust Bank, as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed on April 3, 2019).

10.2

Indenture and Security Agreement, dated as of May 28, 2019, by and among Owl Rock CLO I, Ltd., as issuer, Owl Rock CLO I, LLC, as co-issuer, and State Street Bank and Trust Company, as collateral trustee (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed on April 3, 2019).

10.3

The Class-A Credit Agreement, dated as of May 28, 2019, by and among Owl Rock CLO I, Ltd., as borrower, Owl Rock CLO I, LLC, as co-borrower, various financial institutions and other persons, as lenders, and State Street Bank and Trust Company, as collateral trustee and loan agent (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K, filed on April 3, 2019).

10.4

Collateral Management Agreement, dated as of May 28, 2019, between Owl Rock CLO I, Ltd., as issuer, and Owl Rock Capital Advisors LLC, as collateral manager (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K, filed on April 3, 2019).

10.5

Loan Sale Agreement, dated as of May 28, 2019, between Owl Rock Capital Corporation, as seller and Owl Rock CLO I, Ltd., as purchaser (incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K, filed on April 3, 2019).

10.6

Loan Sale Agreement, dated as of May 28, 2019, between ORCC Financing II LLC, as seller and Owl Rock CLO I, Ltd., as purchaser (incorporated by reference to Exhibit 10.5 to the Company's Current Report on Form 8-K, filed on April 3, 2019).

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

Owl Rock Capital Corporation

Date: July 30, 2019	By:	/s/ Craig W. Packer
Craig W. Packer
Chief Executive Officer

Date: July 30, 2019	By:	/s/ Alan Kirshenbaum
Alan Kirshenbaum
Chief Operating Officer and Chief Financial Officer