Form 10-Q
period 2019-09-30
Owl Rock Capital Corp
filed 2019-10-30
CIK 1655888

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

As of October 30, 2019 the registrant had 389,155,516 shares of common stock, $0.01 par value per share, outstanding.

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

PART I. CONSOLIDATED FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

Owl Rock Capital Corporation

Consolidated Statements of Assets and Liabilities

(Amounts in thousands, except share and per share amounts)

	September 30, 2019 (Unaudited)	December 31, 2018
Assets
Investments at fair value
Non-controlled, non-affiliated investments (amortized cost of $8,204,082 and $5,720,295, respectively)	$8,178,157	$5,697,447
Controlled, affiliated investments (amortized cost of $93,267 and $91,138, respectively)	92,097	86,622
Total investments at fair value (amortized cost of $8,297,349 and $5,811,433, respectively)	8,270,254	5,784,069
Cash (restricted cash of $12,969 and $6,013, respectively)	197,618	127,603
Interest receivable	55,534	29,680
Receivable for investments sold	23,261	—
Receivable from a controlled affiliate	2,290	8,100
Prepaid expenses and other assets	19,710	1,590
Total Assets	$8,568,667	$5,951,042
Liabilities
Debt (net of unamortized debt issuance costs of $38,176 and $22,335, respectively)	$2,459,023	$2,567,717
Distribution payable	128,421	78,350
Management fee payable	14,760	14,049
Payables to affiliates	4,657	2,847
Payable for investments purchased	1,627	3,180
Accrued expenses and other liabilities	35,554	20,054
Total Liabilities	2,644,042	2,686,197
Commitments and contingencies (Note 7)
Net Assets
Common shares $0.01 par value, 500,000,000 shares authorized; 389,155,516 and 216,204,837 shares issued and outstanding, respectively	3,892	2,162
Additional paid-in-capital	5,907,924	3,271,162
Total distributable earnings (losses)	12,809	(8,479)
Total Net Assets	5,924,625	3,264,845
Total Liabilities and Net Assets	$8,568,667	$5,951,042
Net Asset Value Per Share	$15.22	$15.10

The accompanying notes are an integral part of these consolidated financial statements.

Owl Rock Capital Corporation

Consolidated Statements of Operations

(Amounts in thousands, except share and per share amounts)

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
Investment Income
Investment income from non-controlled, non-affiliated investments:
Interest income	$180,944	$104,868	$498,747	$246,064
Other income	4,921	2,164	9,447	6,770
Total investment income from non-controlled, non-affiliated investments	185,865	107,032	508,194	252,834
Investment income from controlled, affiliated investments:
Dividend income	2,289	2,226	7,570	5,149
Other income	—	1,227	—	4,046
Total investment income from controlled, affiliated investments	2,289	3,453	7,570	9,195
Total Investment Income	188,154	110,485	515,764	262,029
Expenses
Interest expense	29,434	21,386	101,021	50,545
Management fee	26,793	13,323	57,434	38,100
Performance based incentive fees	19,674	—	19,674	—
Professional fees	2,886	2,524	7,361	5,567
Directors' fees	169	138	445	404
Other general and administrative	2,697	1,274	6,248	3,973
Total Operating Expenses	81,653	38,645	192,183	98,589
Management and incentive fees waived (Note 3)	(31,707)	—	(31,707)	—
Net Operating Expenses	49,946	38,645	160,476	98,589
Net Investment Income (Loss) Before Taxes	138,208	71,840	355,288	163,440
Excise tax expense (benefit)	302	232	1,754	815
Net Investment Income (Loss) After Taxes	$137,906	$71,608	$353,534	$162,625
Net Realized and Unrealized Gain (Loss)
Net change in unrealized gain (loss):
Non-controlled, non-affiliated investments	$(20,846)	$(3,476)	$(376)	$5,470
Controlled affiliated investments	284	168	3,346	(1,013)
Translation of assets and liabilities in foreign currencies	(146)	(134)	(168)	(134)
Total Net Change in Unrealized Gain (Loss)	(20,708)	(3,442)	2,802	4,323
Net realized gain (loss):
Non-controlled, non-affiliated investments	1,285	4,027	1,102	234
Foreign currency transactions	169	133	372	133
Total Net Realized Gain (Loss)	1,454	4,160	1,474	367
Total Net Realized and Unrealized Gain (Loss)	(19,254)	718	4,276	4,690
Net Increase (Decrease) in Net Assets Resulting from Operations	$118,652	$72,326	$357,810	$167,315
Earnings Per Share - Basic and Diluted	$0.31	$0.44	$1.18	$1.29
Weighted Average Shares Outstanding - Basic and Diluted	384,846,445	163,401,485	302,373,486	129,234,396

The accompanying notes are an integral part of these consolidated financial statements.

Owl Rock Capital Corporation

Consolidated Schedules of Investments

As of September 30, 2019

(Amounts in thousands, except share amounts)

(Unaudited)

Company(1)(17)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(3)(24)	Fair Value	Percentage of Net Assets
Non-controlled/non-affiliated portfolio company investments(2)
Debt Investments
Advertising and media
IRI Holdings, Inc.(4)(6)(22)	First lien senior secured loan	L + 4.50%	11/28/2025	$14,888	$14,753	$14,301	0.2%
PAK Acquisition Corporation (dba Valpak)(4)(6)	First lien senior secured loan	L + 8.00%	6/30/2022	64,725	63,998	64,725	1.1%
Swipe Acquisition Corporation (dba PLI)(4)(5)(22)	First lien senior secured loan	L + 7.75%	6/29/2024	159,754	157,057	155,760	2.6%
Swipe Acquisition Corporation (dba PLI)(4)(14)(15)(16)(22)	First lien senior secured delayed draw term loan	L + 7.75%	9/30/2019	—	(153)	(129)	—%
				239,367	235,655	234,657	3.9%
Aerospace and defense
Aviation Solutions Midco, LLC (dba STS Aviation)(4)(6)(22)	First lien senior secured loan	L + 5.75%	1/4/2025	138,840	136,544	137,451	2.3%
Valence Surface Technologies LLC(4)(7)(22)	First lien senior secured loan	L + 5.75%	6/28/2025	99,750	98,307	98,255	1.8%
Valence Surface Technologies LLC(4)(14)(15)(16)(22)	First lien senior secured delayed draw term loan	L + 5.75%	6/28/2021	—	(72)	(450)	—%
Valence Surface Technologies LLC(4)(14)(15)(22)	First lien senior secured revolving loan	L + 5.75%	6/28/2025	—	(143)	(150)	—%
				238,590	234,636	235,106	4.1%
Automotive
Mavis Tire Express Services Corp.(4)(5)(22)	Second lien senior secured loan	L + 7.50%	3/20/2026	155,000	152,032	151,900	2.6%
Mavis Tire Express Services Corp.(4)(5)(14)(16)(22)	Second lien senior secured delayed draw term loan	L + 7.50%	3/20/2020	1,449	1,209	1,215	—%
				156,449	153,241	153,115	2.6%
Buildings and real estate
Associations, Inc.(4)(6)(22)	First lien senior secured loan	L + 4.00% (3.00% PIK)	7/30/2024	257,327	254,675	254,754	4.3%
Associations, Inc.(4)(6)(14)(16)(22)	First lien senior secured delayed draw term loan	L + 4.00% (3.00% PIK)	7/30/2021	33,984	33,403	33,400	0.6%
Associations, Inc.(4)(14)(15)(22)	First lien senior secured revolving loan	L + 6.00%	7/30/2024	—	(116)	(173)	—%
Cheese Acquisition, LLC(4)(6)(22)	First lien senior secured loan	L + 4.75%	11/28/2024	135,319	133,497	133,288	2.2%
Imperial Parking Canada(4)(8)(22)	First lien senior secured loan	C + 5.00%	11/28/2024	27,019	26,780	26,614	0.4%
Cheese Acquisition, LLC(4)(14)(15)(22)	First lien senior secured revolving loan	L + 4.75%	11/28/2023	—	(170)	(245)	—%
Velocity Commercial Capital, LLC(4)(5)(22)	First lien senior secured loan	L + 7.50%	8/29/2024	125,500	123,953	123,931	2.1%
				579,149	572,022	571,569	9.6%

Owl Rock Capital Corporation

Consolidated Schedules of Investments

As of September 30, 2019

(Amounts in thousands, except share amounts)

(Unaudited)

Company(1)(17)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(3)(24)	Fair Value	Percentage of Net Assets
Business services
Access CIG, LLC(4)(5)(22)	Second lien senior secured loan	L + 7.75%	2/27/2026	44,637	44,320	44,525	0.8%
CIBT Global, Inc.(4)(6)(22)	Second lien senior secured loan	L + 7.75%	6/2/2025	59,500	58,312	58,905	1.0%
ConnectWise, LLC(4)(6)(22)	First lien senior secured loan	L + 5.50%	2/28/2025	154,376	152,598	152,832	2.6%
ConnectWise, LLC(4)(14)(15)(22)	First lien senior secured revolving loan	L + 5.50%	2/28/2025	—	(187)	(165)	—%
Entertainment Benefits Group, LLC(4)(5)(22)	First lien senior secured loan	L + 5.75%	9/27/2025	82,000	80,772	80,770	1.4%
Entertainment Benefits Group, LLC(4)(5)(14)(22)	First lien senior secured revolving loan	L + 5.75%	9/27/2024	2,400	2,220	2,220	—%
Vistage International, Inc.(4)(6)(22)	Second lien senior secured loan	L + 8.00%	2/8/2026	34,800	34,550	34,626	0.6%
Vestcom Parent Holdings, Inc.(4)(5)	Second lien senior secured loan	L + 8.25%	12/19/2024	78,987	78,155	78,592	1.4%
				456,700	450,740	452,305	7.8%
Chemicals
Douglas Products and Packaging Company LLC(4)(6)(22)	First lien senior secured loan	L + 5.75%	10/19/2022	99,194	98,503	97,706	1.6%
Douglas Products and Packaging Company LLC(4)(6)(14)(22)	First lien senior secured revolving loan	L + 5.75%	10/19/2022	908	861	772	—%
Innovative Water Care Global Corporation(4)(6)(22)	First lien senior secured loan	L + 5.00%	2/27/2026	149,250	139,423	134,325	2.3%
				249,352	238,787	232,803	3.9%
Consumer products
Feradyne Outdoors, LLC(4)(5)(22)	First lien senior secured loan	L + 6.25%	5/25/2023	112,901	111,993	102,740	1.7%
WU Holdco, Inc. (dba Weiman Products, LLC)(4)(6)(22)	First lien senior secured loan	L + 5.50%	3/26/2026	140,487	137,835	136,975	2.3%
WU Holdco, Inc. (dba Weiman Products, LLC)(4)(6)(14)(16)(22)	First lien senior secured delayed draw term loan	L + 5.50%	3/26/2021	2,943	2,730	2,615	—%
WU Holdco, Inc. (dba Weiman Products, LLC)(4)(14)(15)(22)	First lien senior secured revolving loan	L + 5.50%	3/26/2025	—	(254)	(348)	—%
				256,331	252,304	241,982	4.0%
Containers and packaging
Pregis Topco LLC(4)(6)(22)	Second lien senior secured loan	L + 8.00%	7/30/2027	186,333	182,658	182,607	3.1%
				186,333	182,658	182,607	3.1%
Distribution
ABB/Con-cise Optical Group LLC(4)(7)	First lien senior secured loan	L + 5.00%	6/15/2023	60,352	60,368	57,334	1.0%
ABB/Con-cise Optical Group LLC(4)(7)	Second lien senior secured loan	L + 9.00%	6/17/2024	25,000	24,485	23,375	0.4%
Aramsco, Inc.(4)(5)(22)	First lien senior secured loan	L + 5.25%	8/28/2024	57,199	55,998	56,055	0.9%
Aramsco, Inc.(4)(5)(14)(22)	First lien senior secured revolving loan	L + 5.25%	8/28/2024	3,631	3,459	3,463	0.1%

Owl Rock Capital Corporation

Consolidated Schedules of Investments

As of September 30, 2019

(Amounts in thousands, except share amounts)

(Unaudited)

Company(1)(17)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(3)(24)	Fair Value	Percentage of Net Assets
BCPE Empire Holdings, Inc. (dba Imperial-Dade)(4)(5)(20)(22)	First lien senior secured loan	L + 4.00%	6/11/2026	2,673	2,647	2,635	—%
BCPE Empire Holdings, Inc. (dba Imperial-Dade)(4)(14)(16)(20)(22)	First lien senior secured delayed draw term loan	L + 4.00%	6/11/2021	—	—	(2)	—%
Dealer Tire, LLC(4)(5)(22)	First lien senior secured loan	L + 5.50%	12/15/2025	114,176	108,969	114,393	1.9%
Endries Acquisition, Inc.(4)(5)(22)	First lien senior secured loan	L + 6.25%	12/10/2025	179,100	176,241	175,518	3.0%
Endries Acquisition, Inc.(4)(5)(14)(16)(22)	First lien senior secured delayed draw term loan	L + 6.25%	12/10/2020	10,860	9,893	9,610	0.2%
Endries Acquisition, Inc.(4)(14)(15)(22)	First lien senior secured revolving loan	L + 6.25%	12/10/2024	—	(409)	(540)	—%
JM Swank, LLC(4)(6)	First lien senior secured loan	L + 7.50%	7/25/2022	116,468	115,090	114,139	1.9%
Offen, Inc.(4)(6)(22)	First lien senior secured loan	L + 5.00%	6/22/2026	14,655	14,510	14,507	0.2%
Offen, Inc.(4)(14)(15)(16)(22)	First lien senior secured delayed draw term loan	L + 5.00%	12/21/2020	—	(51)	(53)	—%
QC Supply, LLC(4)(5)	First lien senior secured loan	L + 6.00% (1.00% PIK)	12/29/2022	34,487	33,976	32,935	0.6%
QC Supply, LLC(4)(5)	First lien senior secured revolving loan	L + 6.00% (1.00% PIK)	12/29/2021	4,969	4,913	4,745	0.1%
				623,570	610,089	608,114	10.3%
Education
2U, Inc.(4)(5)(18)(22)	First lien senior secured loan	L + 5.75%	5/22/2024	115,000	113,378	112,700	1.9%
Learning Care Group (US) No. 2 Inc.(4)(7)(22)	Second lien senior secured loan	L + 7.50%	3/13/2026	25,000	24,570	24,750	0.4%
Severin Acquisition, LLC (dba PowerSchool)(4)(6)(22)	Second lien senior secured loan	L + 6.75%	8/3/2026	108,000	107,153	107,460	1.8%
TSB Purchaser, Inc. (dba Teaching Strategies, Inc.)(4)(6)(22)	First lien senior secured loan	L + 6.00%	5/14/2024	62,371	61,111	61,123	1.0%
TSB Purchaser, Inc. (dba Teaching Strategies, Inc.)(4)(6)(14)(22)	First lien senior secured revolving loan	L + 6.00%	5/14/2024	1,229	1,148	1,145	—%
				311,600	307,360	307,178	5.1%
Energy equipment and services
Hillstone Environmental Partners, LLC(4)(6)(22)	First lien senior secured loan	L + 7.75%	4/25/2023	92,670	91,570	94,061	1.6%
Hillstone Environmental Partners, LLC(4)(6)(14)(22)	First lien senior secured delayed draw term loan	L + 7.75%	4/25/2024	11,944	11,447	12,122	0.2%
Hillstone Environmental Partners, LLC(4)(6)(22)	First lien senior secured revolving loan	L + 7.75%	4/25/2023	8,440	8,336	8,440	0.1%
Liberty Oilfield Services LLC(4)(5)(18)(22)	First lien senior secured loan	L + 7.63%	9/19/2022	14,037	13,872	14,107	0.2%
				127,091	125,225	128,730	2.1%

Owl Rock Capital Corporation

Consolidated Schedules of Investments

As of September 30, 2019

(Amounts in thousands, except share amounts)

(Unaudited)

Company(1)(17)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(3)(24)	Fair Value	Percentage of Net Assets
Financial services
Blackhawk Network Holdings, Inc.(4)(5)(22)	Second lien senior secured loan	L + 7.00%	6/15/2026	104,700	103,812	104,439	1.8%
NMI Acquisitionco, Inc. (dba Network Merchants)(4)(5)(22)	First lien senior secured loan	L + 6.00%	9/6/2022	28,266	27,813	27,842	0.5%
NMI Acquisitionco, Inc. (dba Network Merchants)(4)(5)(14)(22)	First lien senior secured revolving loan	L + 6.00%	9/6/2022	39	29	29	—%
				133,005	131,654	132,310	2.3%
Food and beverage
Carolina Beverage Group (fka Cold Spring Brewing Company)(4)(5)(22)	First lien senior secured loan	L + 4.75%	5/15/2024	34,050	33,507	33,539	0.6%
Carolina Beverage Group (fka Cold Spring Brewing Company)(4)(14)(15)(22)	First lien senior secured revolving loan	L + 4.75%	5/15/2024	—	(41)	(40)	—%
CM7 Restaurant Holdings, LLC(4)(5)(22)	First lien senior secured loan	L + 8.75%	5/22/2023	37,349	36,822	36,601	0.6%
Give and Go Prepared Foods Corp.(4)(6)(18)	Second lien senior secured loan	L + 8.50%	1/29/2024	42,000	41,689	38,010	0.6%
H-Food Holdings, LLC(4)(5)(22)	Second lien senior secured loan	L + 7.00%	3/2/2026	121,800	119,094	114,492	1.9%
H-Food Holdings, LLC(4)(5)(20)(22)	First lien senior secured loan	L + 4.00%	5/23/2025	23,575	23,364	22,267	0.4%
Hometown Food Company(4)(5)(22)	First lien senior secured loan	L + 5.00%	8/31/2023	28,825	28,362	28,394	0.5%
Hometown Food Company(4)(5)(14)(22)	First lien senior secured revolving loan	L + 5.00%	8/31/2023	1,553	1,487	1,489	—%
Manna Development Group, LLC(4)(5)(22)	First lien senior secured loan	L + 6.00%	10/24/2022	56,799	56,190	55,947	0.9%
Manna Development Group, LLC(4)(5)(14)(22)	First lien senior secured revolving loan	L + 6.00%	10/24/2022	867	749	802	—%
Recipe Acquisition Corp. (dba Roland Corporation)(4)(6)	Second lien senior secured loan	L + 8.00%	12/1/2022	32,000	31,641	31,840	0.5%
Sara Lee Frozen Bakery, LLC (fka KSLB Holdings, LLC)(4)(5)(22)	First lien senior secured loan	L + 4.50%	7/30/2025	38,693	38,001	37,919	0.6%
Sara Lee Frozen Bakery, LLC (fka KSLB Holdings, LLC)(4)(5)(14)(22)	First lien senior secured revolving loan	L + 4.50%	7/30/2023	5,520	5,365	5,340	0.1%
Tall Tree Foods, Inc.(4)(5)	First lien senior secured loan	L + 7.25%	8/12/2022	45,700	45,331	44,329	0.7%
Ultimate Baked Goods Midco, LLC(4)(5)(22)	First lien senior secured loan	L + 4.00%	8/11/2025	26,798	26,278	26,262	0.4%
Ultimate Baked Goods Midco, LLC(4)(9)(14)(22)	First lien senior secured revolving loan	P + 3.00%	8/9/2023	1,906	1,818	1,804	—%
				497,435	489,657	478,995	7.8%
Healthcare providers and services
Confluent Health, LLC.(4)(6)(22)	First lien senior secured loan	L + 5.00%	6/24/2028	17,955	17,781	17,686	0.3%
Covenant Surgical Partners, Inc.(4)(5)(22)	First lien senior secured loan	L + 4.00%	7/1/2026	20,667	20,464	20,460	0.3%

Owl Rock Capital Corporation

Consolidated Schedules of Investments

As of September 30, 2019

(Amounts in thousands, except share amounts)

(Unaudited)

Company(1)(17)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(3)(24)	Fair Value	Percentage of Net Assets
Covenant Surgical Partners, Inc.(4)(14)(15)(16)(22)	First lien senior secured delayed draw term loan	L + 4.00%	7/1/2021	—	(40)	(41)	—%
Geodigm Corporation (dba National Dentex)(4)(5)(11)(22)	First lien senior secured loan	L + 6.87%	12/1/2021	123,775	123,027	121,918	2.1%
GI CCLS Acquisition LLC (fka GI Chill Acquisition LLC)(4)(6)(22)	First lien senior secured loan	L + 4.00%	8/6/2025	17,088	17,013	17,088	0.3%
GI CCLS Acquisition LLC (fka GI Chill Acquisition LLC)(4)(6)(22)	Second lien senior secured loan	L + 7.50%	8/6/2026	135,400	134,183	134,046	2.3%
Nelipak Holding Company(4)(5)(22)	First lien senior secured loan	L + 4.25%	7/2/2026	48,124	47,187	47,161	0.8%
Nelipak Holding Company(4)(10)(22)	First lien senior secured loan	E + 4.50%	7/2/2026	47,151	47,463	46,209	0.8%
Nelipak Holding Company(4)(5)(14)(22)	First lien senior secured revolving loan	L + 4.25%	7/2/2024	2,680	2,539	2,533	—%
Nelipak Holding Company(4)(10)(14)(22)	First lien senior secured revolving loan	E + 4.50%	7/2/2024	438	301	269	—%
Nelipak Holding Company(4)(5)(22)	Second lien senior secured loan	L + 8.25%	7/2/2027	67,006	66,020	66,001	1.1%
Nelipak Holding Company(4)(10)(22)	Second lien senior secured loan	E + 8.50%	7/2/2027	65,521	66,264	64,539	1.1%
Premier Imaging, LLC (dba LucidHealth)(4)(5)(22)	First lien senior secured loan	L + 5.50%	1/2/2025	33,745	33,146	33,408	0.6%
RxSense Holdings, LLC(4)(5)(22)	First lien senior secured loan	L + 6.00%	2/15/2024	131,533	129,767	129,560	2.3%
RxSense Holdings, LLC(4)(5)(14)(22)	First lien senior secured revolving loan	L + 6.00%	2/15/2024	4,047	3,941	3,926	0.1%
TC Holdings, LLC (dba TrialCard)(4)(5)(22)	First lien senior secured loan	L + 4.50%	11/14/2023	70,757	69,631	70,757	1.2%
TC Holdings, LLC (dba TrialCard)(4)(14)(15)(22)	First lien senior secured revolving loan	L + 4.50%	11/14/2022	—	(69)	—	—%
				785,887	778,618	775,520	13.3%
Healthcare technology
Bracket Intermediate Holding Corp.(4)(5)(22)	Second lien senior secured loan	L + 8.13%	9/5/2026	26,250	25,773	25,725	0.4%
Definitive Healthcare Holdings, LLC(4)(6)(22)	First lien senior secured loan	L + 5.50%	7/16/2026	196,028	194,117	194,068	3.3%
Definitive Healthcare Holdings, LLC(4)(14)(15)(22)	First lien senior secured delayed draw term loan	L + 5.50%	7/16/2026	—	(211)	(217)	—%
Definitive Healthcare Holdings, LLC(4)(14)(15)(22)	First lien senior secured revolving loan	L + 5.50%	7/16/2024	—	(104)	(109)	—%
Interoperability Bidco, Inc.(4)(5)(22)	First lien senior secured loan	L + 5.75%	6/25/2026	77,007	76,073	76,044	1.3%
Interoperability Bidco, Inc.(4)(14)(15)(16)(22)	First lien senior secured delayed draw term loan	L + 5.75%	6/25/2021	—	(10)	(10)	—%

Owl Rock Capital Corporation

Consolidated Schedules of Investments

As of September 30, 2019

(Amounts in thousands, except share amounts)

(Unaudited)

Company(1)(17)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(3)(24)	Fair Value	Percentage of Net Assets
Interoperability Bidco, Inc.(4)(14)(15)(22)	First lien senior secured revolving loan	L + 5.75%	6/25/2024	—	(47)	(50)	—%
				299,285	295,591	295,451	5.0%
Household products
Hayward Industries, Inc.(4)(5)(22)	Second lien senior secured loan	L + 8.25%	8/4/2025	52,149	51,313	51,628	0.9%
				52,149	51,313	51,628	0.9%
Infrastructure and environmental services
FR Arsenal Holdings II Corp. (dba Applied-Cleveland Holdings, Inc.)(4)(6)	First lien senior secured loan	L + 7.25%	9/8/2022	146,203	144,273	146,203	2.5%
LineStar Integrity Services LLC(4)(6)(22)	First lien senior secured loan	L + 7.25%	2/12/2024	89,986	88,506	89,086	1.5%
				236,189	232,779	235,289	4.0%
Insurance
Asurion, LLC(4)(5)(20)(22)	Second lien senior secured loan	L + 6.50%	8/4/2025	40,000	40,537	40,620	0.7%
Integrity Marketing Acquisition, LLC(4)(6)(22)	First lien senior secured loan	L + 5.75%	8/27/2025	136,900	134,872	134,846	2.3%
Integrity Marketing Acquisition, LLC(4)(14)(15)(16)(22)	First lien senior secured delayed draw term loan	L + 5.75%	12/27/2019	—	(331)	(337)	—%
Integrity Marketing Acquisition, LLC(4)(14)(15)(16)(22)	First lien senior secured delayed draw term loan	L + 5.75%	2/27/2021	—	(200)	(204)	—%
Integrity Marketing Acquisition, LLC(4)(14)(15)(22)	First lien senior secured revolving loan	L + 5.75%	8/27/2025	—	(219)	(222)	—%
KWOR Acquisition, Inc. (dba Worley Claims Services)(4)(5)(22)	First lien senior secured loan	L + 4.00%	6/3/2026	31,122	30,149	30,188	0.5%
KWOR Acquisition, Inc. (dba Worley Claims Services)(4)(14)(15)(16)(22)	First lien senior secured delayed draw term loan	L + 4.00%	6/3/2021	—	(97)	(94)	—%
KWOR Acquisition, Inc. (dba Worley Claims Services)(4)(14)(15)(22)	First lien senior secured revolving loan	L + 4.00%	6/3/2024	—	(109)	(156)	—%
KWOR Acquisition, Inc. (dba Worley Claims Services)(4)(5)(22)	Second lien senior secured loan	L + 7.75%	11/30/2026	49,600	48,879	48,608	0.8%
Norvax, LLC (dba GoHealth)(4)(5)(22)	First lien senior secured loan	L + 6.50%	9/13/2025	122,727	120,898	120,886	2.0%
Norvax, LLC (dba GoHealth)(4)(14)(15)(22)	First lien senior secured revolving loan	L + 6.50%	9/13/2024	—	(182)	(184)	—%
				380,349	374,197	373,951	6.3%
Internet software and services
Accela, Inc.(4)(5)	First lien senior secured loan	L + 3.25% (5.50% PIK)	9/28/2023	53,162	52,268	49,707	0.8%
Accela, Inc.(4)(5)(14)	First lien senior secured revolving loan	L + 3.25% (5.50% PIK)	9/28/2023	3,916	3,816	3,526	0.1%
Apptio, Inc.(4)(6)(22)	First lien senior secured loan	L + 7.25%	1/10/2025	41,727	40,963	41,101	0.7%

Owl Rock Capital Corporation

Consolidated Schedules of Investments

As of September 30, 2019

(Amounts in thousands, except share amounts)

(Unaudited)

Company(1)(17)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(3)(24)	Fair Value	Percentage of Net Assets
Apptio, Inc.(4)(14)(15)(22)	First lien senior secured revolving loan	L + 7.25%	1/10/2025	—	(49)	(42)	—%
3ES Innovation Inc. (dba Aucerna)(4)(7)(18)(22)	First lien senior secured loan	L + 5.75%	5/13/2025	40,232	39,754	39,528	0.7%
3ES Innovation Inc. (dba Aucerna)(4)(14)(15)(18)(22)	First lien senior secured revolving loan	L + 5.75%	5/13/2025	—	(46)	(68)	—%
Genesis Acquisition Co. (dba Procare Software)(4)(6)(22)	First lien senior secured loan	L + 3.75%	7/31/2024	18,019	17,720	17,659	0.3%
Genesis Acquisition Co. (dba Procare Software)(4)(14)(15)(16)(22)	First lien senior secured delayed draw term loan	L + 3.75%	7/31/2020	—	(38)	(47)	—%
Genesis Acquisition Co. (dba Procare Software)(4)(6)(14)(22)	First lien senior secured revolving loan	L + 3.75%	7/31/2024	923	880	870	—%
Infoblox Inc.(4)(5)	Second lien senior secured loan	L + 8.75%	11/7/2024	21,000	20,700	21,000	0.4%
IQN Holding Corp. (dba Beeline)(4)(6)(22)	First lien senior secured loan	L + 5.50%	8/20/2024	192,385	189,939	189,499	3.2%
IQN Holding Corp. (dba Beeline)(4)(6)(14)(22)	First lien senior secured revolving loan	L + 5.50%	8/20/2023	7,139	6,875	6,799	0.1%
Lightning Midco, LLC (dba Vector Solutions)(4)(6)(22)	First lien senior secured loan	L + 5.50%	11/21/2025	114,052	113,028	112,341	1.9%
Lightning Midco, LLC (dba Vector Solutions)(4)(6)(14)(16)(22)	First lien senior secured delayed draw term loan	L + 5.50%	11/23/2020	24,850	24,617	24,451	0.4%
Lightning Midco, LLC (dba Vector Solutions)(4)(6)(14)(22)	First lien senior secured revolving loan	L + 5.50%	11/21/2023	8,044	7,933	7,844	0.1%
Litera Bidco LLC(4)(7)(22)	First lien senior secured loan	L + 5.75%	5/31/2026	60,245	59,421	59,490	1.0%
Litera Bidco LLC(4)(14)(15)(22)	First lien senior secured revolving loan	L + 5.75%	5/31/2025	—	(69)	(72)	—%
MINDBODY, Inc.(4)(5)(22)	First lien senior secured loan	L + 7.00%	2/14/2025	57,679	57,148	57,102	1.0%
MINDBODY, Inc.(4)(14)(15)(22)	First lien senior secured revolving loan	L + 7.00%	2/14/2025	—	(54)	(61)	—%
Trader Interactive, LLC (fka Dominion Web Solutions, LLC)(4)(5)(22)	First lien senior secured loan	L + 6.50%	6/17/2024	134,279	132,880	132,936	2.2%
Trader Interactive, LLC (fka Dominion Web Solutions, LLC)(4)(14)(15)(22)	First lien senior secured revolving loan	L + 6.50%	6/15/2023	—	(60)	(64)	—%
				777,652	767,626	763,499	12.9%
Leisure and entertainment
Capital Sports Holdings Inc. (dba Ottawa Senators)(4)(8)(18)	First lien senior secured loan	C + 5.25%	6/22/2024	16,224	16,217	15,820	0.3%
Troon Golf, L.L.C.(4)(6)(11)(13)(22)	First lien senior secured term loan A and B	L + 6.00% (TLA: L + 3.5%; TLB: L + 6.6%)	3/29/2025	178,172	176,147	178,172	3.0%

Owl Rock Capital Corporation

Consolidated Schedules of Investments

As of September 30, 2019

(Amounts in thousands, except share amounts)

(Unaudited)

Company(1)(17)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(3)(24)	Fair Value	Percentage of Net Assets
Troon Golf, L.L.C.(4)(14)(15)(22)	First lien senior secured revolving loan	L + 6.00%	3/29/2025	—	(144)	—	—%
				194,396	192,220	193,992	3.3%
Manufacturing
Ideal Tridon Holdings, Inc.(4)(6)(22)	First lien senior secured loan	L + 5.75%	7/31/2023	55,793	54,991	55,515	0.9%
Ideal Tridon Holdings, Inc.(4)(6)(14)(16)(22)	First lien senior secured delayed draw term loan	L + 5.75%	12/25/2020	526	512	523	—%
Ideal Tridon Holdings, Inc.(4)(6)(14)(22)	First lien senior secured revolving loan	L + 5.75%	7/31/2022	327	256	298	—%
MHE Intermediate Holdings, LLC(dba Material Handling Services)(4)(6)(14)(16)(22)	First lien senior secured delayed draw term loan	L + 5.00%	4/26/2020	20,705	20,486	20,345	0.3%
PHM Netherlands Midco B.V. (dba Loparex)(4)(6)(22)	Second lien senior secured loan	L + 8.75%	8/2/2027	112,000	104,271	104,160	1.8%
Professional Plumbing Group, Inc.(4)(6)(22)	First lien senior secured loan	L + 6.75%	4/16/2024	52,346	51,715	51,037	0.9%
Professional Plumbing Group, Inc.(4)(6)(14)(22)	First lien senior secured revolving loan	L + 6.75%	4/16/2024	6,643	6,549	6,421	0.1%
Safety Products/JHC Acquisition Corp.(dba Justrite Safety Group)(4)(5)(22)	First lien senior secured loan	L + 4.50%	6/28/2026	13,514	13,383	13,379	0.2%
Safety Products/JHC Acquisition Corp.(dba Justrite Safety Group)(4)(14)(15)(16)(22)	First lien senior secured delayed draw term loan	L + 4.50%	6/28/2021	—	(16)	(17)	—%
				261,854	252,147	251,661	4.2%
Oil and gas
Black Mountain Sand Eagle Ford LLC(4)(6)(22)	First lien senior secured loan	L + 8.25%	8/17/2022	91,015	90,253	91,016	1.5%
Project Power Buyer, LLC (dba PEC-Veriforce)(4)(6)(22)	First lien senior secured loan	L + 5.75%	5/14/2026	32,855	32,461	32,280	0.5%
Project Power Buyer, LLC (dba PEC-Veriforce)(4)(14)(15)(22)	First lien senior secured revolving loan	L + 5.75%	5/14/2025	—	(37)	(56)	—%
Zenith Energy U.S. Logistics Holdings, LLC(4)(5)(22)	First lien senior secured loan	L + 5.50%	12/21/2024	85,365	83,964	83,230	1.4%
				209,235	206,641	206,470	3.4%
Professional services
AmSpec Services Inc.(4)(6)(22)	First lien senior secured loan	L + 6.25%	7/2/2024	112,827	111,087	110,571	1.9%
AmSpec Services Inc.(4)(9)(14)(22)	First lien senior secured revolving loan	P + 4.25%	7/2/2024	1,085	884	795	—%
Cardinal US Holdings, Inc.(4)(6)(18)(22)	First lien senior secured loan	L + 5.00%	7/31/2023	90,426	87,151	90,426	1.5%
DMT Solutions Global Corporation(4)(7)(22)	First lien senior secured loan	L + 7.00%	7/2/2024	52,500	50,745	50,925	0.9%
GC Agile Holdings Limited (dba Apex Fund Services)(4)(6)(18)(22)	First lien senior secured loan	L + 7.00%	6/15/2025	160,891	158,197	157,673	2.7%
GC Agile Holdings Limited (dba Apex Fund Services)(4)(14)(15)(18)(22)	First lien senior secured revolving loan	L + 7.00%	6/15/2023	—	(246)	(208)	—%

Owl Rock Capital Corporation

Consolidated Schedules of Investments

As of September 30, 2019

(Amounts in thousands, except share amounts)

(Unaudited)

Company(1)(17)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(3)(24)	Fair Value	Percentage of Net Assets
Gerson Lehrman Group, Inc.(4)(5)(22)	First lien senior secured loan	L + 4.25%	12/12/2024	315,502	312,705	310,770	5.2%
Gerson Lehrman Group, Inc.(4)(14)(15)(22)	First lien senior secured revolving loan	L + 4.25%	12/12/2024	—	(191)	(332)	—%
				733,231	720,332	720,620	12.2%
Specialty retail
EW Holdco, LLC (dba European Wax)(4)(5)(22)	First lien senior secured loan	L + 4.50%	9/25/2024	72,251	71,617	71,528	1.2%
Galls, LLC(4)(6)(22)	First lien senior secured loan	L + 6.25%	1/31/2025	91,230	90,306	89,405	1.5%
Galls, LLC(4)(5)(14)(22)	First lien senior secured revolving loan	L + 6.25%	1/31/2024	16,865	16,566	16,353	0.3%
Galls, LLC(4)(6)(14)(16)(22)	First lien senior secured delayed draw term loan	L + 6.25%	1/31/2020	10,394	9,944	10,146	0.2%
				190,740	188,433	187,432	3.2%
Telecommunications
DB Datacenter Holdings Inc.(4)(5)(22)	Second lien senior secured loan	L + 8.00%	4/3/2025	47,409	46,803	46,935	0.8%
				47,409	46,803	46,935	0.8%
Transportation
Lytx, Inc.(4)(5)(22)	First lien senior secured loan	L + 6.75%	8/31/2023	43,799	42,853	43,799	0.7%
Lytx, Inc.(4)(14)(15)(22)	First lien senior secured revolving loan	L + 6.75%	8/31/2022	—	(36)	—	—%
Motus, LLC and Runzheimer International LLC(4)(6)(11)(22)	First lien senior secured loan	L + 6.33%	1/17/2024	58,450	57,331	57,573	1.0%
				102,249	100,148	101,372	1.7%
Total non-controlled/non-affiliated portfolio company debt investments				8,325,597	8,190,876	8,163,291	137.8%

Equity Investments
Energy equipment and services
Hillstone Environmental Partners, LLC(22)(23)	LLC Interest	N/A	N/A	1,991	1,991	2,627	—%
				1,991	1,991	2,627	—%
Food and beverage
CM7 Restaurant Holdings, LLC(22)(23)	LLC Interest	N/A	N/A	340	340	301	—%
H-Food Holdings, LLC(22)(23)	LLC Interest	N/A	N/A	10,875	10,875	11,938	0.2%
				11,215	11,215	12,239	0.2%
Total non-controlled/non-affiliated portfolio company equity investments				13,206	13,206	14,866	0.2%
Total non-controlled/non-affiliated portfolio company investments				8,338,803	8,204,082	8,178,157	138.0%

Owl Rock Capital Corporation

Consolidated Schedules of Investments

As of September 30, 2019

(Amounts in thousands, except share amounts)

(Unaudited)

Company(1)(17)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(3)(24)	Fair Value	Percentage of Net Assets
Controlled/affiliated portfolio company investments
Equity Investments
Financial services
Wingspire Capital Holdings LLC(14)(19)(21)(23)		N/A	N/A	129	129	129	—%
				129	129	129	—%
Investment funds and vehicles
Sebago Lake LLC(12)(18)(19)(21)(23)		N/A	N/A	93,138	93,138	91,968	1.6%
				93,138	93,138	91,968	1.6%
Total controlled/affiliated portfolio company investments				93,267	93,267	92,097	1.6%
Total Investments				$8,432,070	$8,297,349	$8,270,254	139.6%

	Interest Rate Swaps as of September 30, 2019
	Company Receives	Company Pays	Maturity Date	Notional Amount	Hedged Instrument	Footnote Reference
Interest rate swap	4.75%	L + 2.545%	12/21/2021	$150,000	2023 Notes	Note 6
Interest rate swap	5.25%	L + 2.937%	4/10/2024	400,000	2024 Notes	Note 6
Total				$550,000

________________

(1)	Certain portfolio company investments are subject to contractual restrictions on sales.
(2)	Unless otherwise indicated, all investments are considered Level 3 investments.
(3)	The amortized cost represents the original cost adjusted for the amortization of discounts and premiums, as applicable, on debt investments using the effective interest method.
(4)

Loan contains a variable rate structure and may be subject to an interest rate floor. Variable rate loans bear interest at a rate that may be determined by reference to either the London Interbank Offered Rate (“LIBOR” or “L”) (which can include one-, two-, three- or six-month LIBOR), Euro Interbank Offered Rate (“EURIBOR” or “E”), or an alternate base rate (which can include the Federal Funds Effective Rate or the Prime Rate), at the borrower’s option, and which reset periodically based on the terms of the loan agreement.

(5)	The interest rate on these loans is subject to 1 month LIBOR, which as of September 30, 2019 was 2.02%.
(6)	The interest rate on these loans is subject to 3 month LIBOR, which as of September 30, 2019 was 2.09%.
(7)	The interest rate on these loans is subject to 6 month LIBOR, which as of September 30, 2019 was 2.06%.
(8)	The interest rate on this loan is subject to 3 month Canadian Dollar Offered Rate (“CDOR” or “C”), which as of September 30, 2019 was 2.0%.
(9)	The interest rate on these loans is subject to Prime, which as of September 30, 2019 was 5.00%.
(10)	The interest rate on this loan is subject to 3 month EURIBOR, which as of September 30, 2019 was (0.4))%.
(11)

The Company may be entitled to receive additional interest as a result of an arrangement with other lenders in the syndication. In exchange for the higher interest rate, the “last-out” portion is at a greater risk of loss.

(12)	Investment measured at NAV.
(13)

The first lien term loan is comprised of two components: Term Loan A and Term Loan B. The Company's Term Loan A and Term Loan B principal amounts are $34.5 million and $143.7 million, respectively. Both Term Loan A and Term Loan B have the same maturity date. Interest disclosed reflects the blended rate of the first lien term loan. The Term Loan A represents a ‘first out’ tranche and the Term Loan B represents a ‘last out’ tranche. The ‘first out’ tranche has priority as to the ‘last out’ tranche with respect to payments of principal, interest and any amounts due thereunder.

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
(17)

Unless otherwise indicated, the Company’s portfolio companies are pledged as collateral supporting the amounts outstanding under the Revolving Credit Facility, SPV Asset Facilities and CLOs. See Note 6 “Debt”.

(18)

This portfolio company is not a qualifying asset under Section 55(a) of the 1940 Act. Under the 1940 Act, the Company may not acquire any non-qualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of total assets. As of September 30, 2019, non-qualifying assets represented 6.5% of total assets as calculated in accordance with the regulatory requirements.

Owl Rock Capital Corporation

Consolidated Schedules of Investments

As of September 30, 2019

(Amounts in thousands, except share amounts)

(Unaudited)

(19)

As defined in the 1940 Act, the Company is deemed to be both an "Affiliated Person" and has "Control" of this portfolio company as the Company owns more than 25% of the portfolio company's outstanding voting securities or has the power to exercise control over management or policies of such portfolio company (including through a management agreement). The Company’s investment in affiliates for the nine months ended September 30, 2019, were as follows:

($ in thousands)	Fair value as of December 31, 2018	Gross Additions	Gross Reductions	Change in Unrealized Gains (Losses)	Fair value as of September 30, 2019	Dividend Income	Other Income
Controlled Affiliates
Sebago Lake LLC	$86,622	$2,000	$—	$3,346	$91,968	$7,570	$—
Wingspire Capital Holdings LLC	—	129	—	—	129	—	—
Total Controlled Affiliates	$86,622	$2,129	$—	$3,346	$92,097	$7,570	$—

(20)	Level 2 investment.
(21)	Investment is not pledged as collateral for the credit facilities.
(22)

Represents co-investment made with the Company’s affiliates in accordance with the terms of the exemptive relief that the Company received from the U.S. Securities and Exchange Commission. See Note 3 “Agreements and Related Party Transactions.”

(23)

Security acquired in transaction exempt from registration under the Securities Act of 1933, and may be deemed to be “restricted securities” under the Securities Act. As of September 30, 2019, the aggregate fair value of these securities is $107.0 million or 1.8% of the Company’s net assets. The acquisition dates of the restricted securities are as follows:

Portfolio Company	Investment	Acquisition Date
CM7 Restaurant Holdings, LLC	LLC Interest	May 21, 2018
H-Food Holdings, LLC	LLC Interest	November 23, 2018
Hillstone Environmental Partners, LLC	LLC Interest	May 13, 2019
Sebago Lake LLC*	LLC Interest	June 20, 2017
Wingspire Capital Holdings LLC**	LLC Interest	September 24, 2019

* Refer to Note 4 “Investments – Sebago Lake LLC,” for further information.

** Refer to Note 3 “Agreements and Related Party Transactions – Controlled/Affiliated Portfolio Companies”.

(24)

As of September 30, 2019, the net estimated unrealized loss for U.S. federal income tax purposes was $38.8 million based on a tax cost basis of $8.3 billion. As of September 30, 2019, the estimated aggregate gross unrealized loss for U.S. federal income tax purposes was $67.9 million and the estimated aggregate gross unrealized gain for U.S. federal income tax purposes was $29.1 million.

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

Owl Rock Capital Corporation

Consolidated Statements of Changes in Net Assets

(Amounts in thousands)

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
Increase (Decrease) in Net Assets Resulting from Operations
Net investment income (loss)	$137,906	$71,608	$353,534	$162,625
Net unrealized gain (loss)	(20,708)	(3,442)	2,802	4,323
Net realized gain (loss)	1,454	4,160	1,474	367
Net Increase (Decrease) in Net Assets Resulting from Operations	118,652	72,326	357,810	167,315
Distributions
Distributions declared from earnings(1)	(128,421)	(70,843)	(336,522)	(153,732)
Net Decrease in Net Assets Resulting from Shareholders' Distributions	(128,421)	(70,843)	(336,522)	(153,732)
Capital Share Transactions
Issuance of common shares, net of offering and underwriting costs	163,941	649,978	2,494,452	1,224,920
Reinvestment of distributions	60,597	23,416	144,040	61,767
Net Increase in Net Assets Resulting from Capital Share Transactions	224,538	673,394	2,638,492	1,286,687
Total Increase in Net Assets	214,769	674,877	2,659,780	1,300,270
Net Assets, at beginning of period	5,709,856	2,097,972	3,264,845	1,472,579
Net Assets, at end of period	$5,924,625	$2,772,849	$5,924,625	$2,772,849

________________

(1)	For the three and nine months ended September 30, 2019 and 2018, distributions declared from earnings were derived from net investment income.

The accompanying notes are an integral part of these consolidated financial statements.

Owl Rock Capital Corporation

Consolidated Statements of Cash Flows

(Amounts in thousands)

(Unaudited)

	For the Nine Months Ended September 30,
	2019	2018
Cash Flows from Operating Activities
Net Increase (Decrease) in Net Assets Resulting from Operations	$357,810	$167,315
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash used in operating activities:
Purchases of investments, net	(3,497,458)	(3,445,590)
Proceeds from investments and investment repayments, net	1,049,582	1,168,034
Net amortization of discount on investments	(24,855)	(18,399)
Payment-in-kind interest	(12,084)	(2,387)
Net change in unrealized (gain) loss on investments	(2,970)	(4,457)
Net change in unrealized (gains) losses on translation of assets and liabilities in foreign currencies	168	134
Net realized (gain) loss on investments	(1,102)	(234)
Amortization of debt issuance costs	7,273	3,772
Amortization of offering costs	—	1,353
Changes in operating assets and liabilities:
(Increase) decrease in receivable for investments sold	(23,261)	19,900
(Increase) decrease in interest receivable	(25,854)	(14,469)
(Increase) decrease in receivable from a controlled affiliate	5,810	(2,768)
(Increase) decrease in prepaid expenses and other assets	(17,518)	(873)
Increase (decrease) in management fee payable	711	2,171
Increase (decrease) in payables to affiliate	1,810	(27)
Increase (decrease) in payables for investments purchased	(1,553)	24,875
Increase (decrease) in fair value of interest rate swap attributed to unsecured notes	17,403	—
Increase (decrease) in accrued expenses and other liabilities	15,500	10,622
Net cash used in operating activities	(2,150,588)	(2,091,028)
Cash Flows from Financing Activities
Borrowings on debt	3,170,376	2,367,915
Payments on debt	(3,278,100)	(1,310,000)
Debt issuance costs	(23,114)	(6,747)
Proceeds from issuance of common shares (net of underwriting costs)	2,495,851	1,226,857
Offering costs paid	(1,999)	(535)
Cash distributions paid to shareholders	(142,411)	(54,659)
Net cash provided by financing activities	2,220,603	2,222,831
Net increase (decrease) in cash and restricted cash (restricted cash of $6,956 and $1,393, respectively)	70,015	131,803
Cash and restricted cash, beginning of period (restricted cash of $6,013 and $2,638, respectively)	127,603	20,071
Cash and restricted cash, end of period (restricted cash of $12,969 and $4,031, respectively)	$197,618	$151,874

Supplemental and Non-Cash Information
Interest paid during the period	$74,302	$37,618
Subscriptions received in advance	$—	$1,937
Distributions declared during the period	$336,522	$153,732
Reinvestment of distributions during the period	$144,040	$61,767
Distributions Payable	$128,421	$70,851
Excise taxes paid	$1,100	$210

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

On April 27, 2016, the Company formed a wholly-owned subsidiary, OR Lending LLC, a Delaware limited liability company, which holds a California finance lenders license. OR Lending LLC makes loans to borrowers headquartered in California. From time to time the Company may form wholly-owned subsidiaries to facilitate the normal course of business.

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

On July 22, 2019, the Company closed its initial public offering ("IPO"), issuing 10 million shares of its common stock at a public offering price of $15.30 per share, and on August 2, 2019, the underwriters exercised their option to purchase an additional 1.5 million shares of common stock at a purchase price of $15.30 per share.  Net of underwriting fees and offering costs, the Company received total cash proceeds of $164.0 million. The Company’s common stock began trading on the New York Stock Exchange (“NYSE”) under the symbol “ORCC” on July 18, 2019. In connection with the IPO, on July 22, 2019, the Company entered into a stock repurchase plan (the “Company 10b5-1 Plan”), to acquire up to $150 million in the aggregate of the Company’s common stock at prices below its net asset value per share over a specified period, in accordance with the guidelines specified in Rule 10b-18 and Rule 10b5-1 of the Securities Exchange Act of 1934. The Company 10b5-1 Plan commenced on August 19, 2019.

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

Loans are generally placed on non-accrual status when there is reasonable doubt that principal or interest will be collected in full. Accrued interest is generally reversed when a loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment regarding collectability. Non-accrual loans are restored to accrual status when past due principal and interest is paid current and, in management’s judgment, are likely to remain current. Management may make exceptions to this treatment and determine to not place a loan on non-accrual status if the loan has sufficient collateral value and is in the process of collection. As of September 30, 2019, no investments are on non-accrual status.

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

Offering Expenses

Costs associated with the private placement offering of common shares of the Company were capitalized as deferred offering expenses and included in prepaid expenses and other assets in the Consolidated Statements of Assets and Liabilities and were amortized over a twelve-month period from incurrence. The Company records expenses related to public equity offerings as a reduction of capital upon completion of an offering of registered securities. The costs associated with renewals of the Company’s shelf registration statement will be expensed as incurred.

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

The Company evaluates tax positions taken or expected to be taken in the course of preparing its consolidated financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions not deemed to meet the “more-likely-than-not” threshold are reserved and recorded as a tax benefit or expense in the current year. All penalties and interest associated with income taxes are included in income tax expense. Conclusions regarding tax positions are subject to review and may be adjusted at a later date based on factors including, but not limited to, on-going analyses of tax laws, regulations and interpretations thereof. There were no material uncertain tax positions through December 31, 2018. The 2016 through 2018 tax years remain subject to examination by U.S. federal, state and local tax authorities.

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

The Company does not consolidate its equity interest in Sebago Lake LLC (“Sebago Lake”) or Wingspire Capital Holdings LLC (“Wingspire”).  For further description of the Company’s investment in Sebago Lake, see Note 4 “Investments”. For further description of the Company’s investment in Wingspire, see Note 3 “Agreements and Related Party Transactions - Controlled/Affiliated Portfolio Companies”.

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

For the three and nine months ended September 30, 2019, the Company incurred expenses of approximately $2.2 million and $5.1 million, respectively, for costs and expenses reimbursable to the Adviser under the terms of the Administration Agreement. For the three and nine months ended September 30, 2018, the Company incurred expenses of approximately $1.0 million and $2.6 million, respectively, for costs and expenses reimbursable to the Adviser under the terms of the Administration Agreement.

As of September 30, 2019 and December 31, 2018, amounts reimbursable to the Adviser pursuant to the Administration Agreement were $4.7 million and $2.8 million, respectively.

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

The management fee is payable quarterly in arrears. Prior to the IPO, which qualifies as an Exchange Listing, the management fee was payable at an annual rate of 0.75% of the Company’s (i) average gross assets, excluding cash and cash equivalents but including assets purchased with borrowed amounts, at the end of the Company’s two most recently completed calendar quarters plus (ii) the average of any remaining unfunded Capital Commitments at the end of the two most recently completed calendar quarters.

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

For the three and nine months ended September 30, 2019, management fees, net of $12.0 million and $12.0 million in management fee waivers, respectively, were $14.8 million and $45.4 million, respectively. For the three and nine months ended September 30, 2018, management fees were $13.3 million and $38.1 million, respectively

Pursuant to the Investment Advisory Agreement, the Adviser was not entitled to an incentive fee prior to the IPO.

Following the IPO, the incentive fee consists of two components that are independent of each other, with the result that one component may be payable even if the other is not. A portion of the incentive fee is based on the Company’s pre-incentive fee net investment income and a portion is based on the Company’s capital gains. The portion of the incentive fee based on pre-incentive fee net investment income is determined and paid quarterly in arrears commencing with the first calendar quarter following an Exchange Listing (which includes the IPO), and equals 100% of the pre-incentive fee net investment income in excess of a 1.5% quarterly “hurdle rate,” until the Adviser has received 17.5% of the total pre-incentive fee net investment income for that calendar quarter and, for pre-incentive fee net investment income in excess of 1.82% quarterly, 17.5% of all remaining pre-incentive fee net investment income for that calendar quarter.

Owl Rock Capital Corporation

Notes to Consolidated Financial Statements (Unaudited) - Continued

The second component of the incentive fee, the capital gains incentive fee, payable at the end of each calendar year in arrears, equals 17.5% of cumulative realized capital gains from the date on which the Exchange Listing (which includes the IPO) becomes effective (the “Listing Date”) to the end of each calendar year, less cumulative realized capital losses and unrealized capital depreciation from the Listing Date to the end of each calendar year, less the aggregate amount of any previously paid capital gains incentive fee for prior periods. In no event will the capital gains incentive fee payable pursuant to the Investment Advisory Agreement be in excess of the amount permitted by the Advisers Act, including Section 205 thereof.

While the Investment Advisory Agreement neither includes nor contemplates the inclusion of unrealized gains in the calculation of the capital gains incentive fee, pursuant to the interpretation of the American Institute for Certified Public Accountants Technical Practice Aid for investment companies, the Company accrues capital gains incentive fees on unrealized gains. This accrual reflects the incentive fees that would be payable to the Adviser if the Company’s entire investment portfolio was liquidated at its fair value as of the balance sheet date even though the Adviser is not entitled to an incentive fee with respect to unrealized gains unless and until such gains are actually realized.

On February 27, 2019, the Adviser agreed at all times prior to the fifteen-month anniversary of an Exchange Listing (which includes the IPO), to waive the entire incentive fee (including, for the avoidance of doubt, both the portion of the incentive fee based on the Company’s income and the capital gains incentive fee).

For the three and nine months ended September 30, 2019, due to the fee waiver of $19.7 million and $19.7 million, respectively, the Company did not incur any performance based incentive fees on net investment income. There was no performance based incentive fees on net investment income for the three and nine months ended and September 30, 2018.

For the three and nine months ended September 30, 2019, the Company did not accrue performance based incentive fees (net of waivers) on capital gains. There was no performance based incentive fees on capital gains the three and nine months ended and September 30, 2018.

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

Owl Rock Capital Corporation

Notes to Consolidated Financial Statements (Unaudited) - Continued

Controlled/Affiliated Portfolio Companies

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

The Company has made investments in two controlled/affiliated companies, Sebago Lake and Wingspire. For further description of Sebago Lake, see “Note 4. Investments”. Wingspire conducts its business through a wholly-owned subsidiary, Wingspire Capital LLC. Wingspire is an independent diversified direct lender focused on providing asset-based commercial finance loans and related senior secured loans to U.S.-based middle market borrowers. Wingspire offers a wide variety of asset-based financing solutions to businesses in an array of industries, including revolving credit facilities, machinery and equipment term loans, real estate term loans, first-in/last-out tranches, cash flow term loans, and opportunistic / bridge financings. The addition of Wingspire to the portfolio allows ORCC to participate in an asset class that offers differentiated yield with full collateral packages and covenants. Wingspire is led by a seasoned team of commercial finance veterans. The Company committed $50 million to Wingspire on September 24, 2019. The Company does not consolidate its equity interest in Wingspire.

Note 4. Investments

The information in the tables below is presented on an aggregate portfolio basis, without regard to whether they are non-controlled non-affiliated, non-controlled affiliated or controlled affiliated investments.

Investments at fair value and amortized cost consisted of the following as of September 30, 2019 and December 31, 2018:

	September 30, 2019		December 31, 2018
($ in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
First-lien senior secured debt investments	$6,582,453	$6,563,293	$4,566,573	$4,554,835
Second-lien senior secured debt investments	1,608,423	1,599,998	1,119,507	1,109,366
Unsecured debt investments	—	—	23,000	22,183
Equity investments(1)	13,335	14,995	11,215	11,063
Investment funds and vehicles(2)	93,138	91,968	91,138	86,622
Total Investments	$8,297,349	$8,270,254	$5,811,433	$5,784,069

________________

(1)	Includes equity investment in Wingspire.
(2)	Includes equity investment in Sebago Lake. See below, within Note 4, for more information regarding Sebago Lake.

Owl Rock Capital Corporation

Notes to Consolidated Financial Statements (Unaudited) - Continued

The industry composition of investments based on fair value as of September 30, 2019 and December 31, 2018 was as follows:

	September 30, 2019	December 31, 2018
Advertising and media	2.8%	4.2%
Aerospace and defense	2.8	—
Automotive	1.9	2.6
Buildings and real estate	6.9	5.2
Business services	5.5	7.6
Chemicals	2.8	1.7
Consumer products	2.9	1.8
Containers and packaging	2.2	0.7
Distribution	7.4	10.6
Education	3.7	3.0
Energy equipment and services	1.6	1.6
Financial services (1)	1.6	1.9
Food and beverage	5.9	8.4
Healthcare providers and services	9.4	6.5
Healthcare technology	3.6	0.7
Household products	0.6	0.9
Infrastructure and environmental services	2.9	3.4
Insurance	4.5	0.6
Internet software and services	9.2	9.5
Investment funds and vehicles (2)	1.1	1.5
Leisure and entertainment	2.3	3.8
Manufacturing	3.0	1.8
Oil and gas	2.5	4.9
Professional services	8.7	11.4
Specialty retail	2.4	2.8
Telecommunications	0.6	0.6
Transportation	1.2	2.3
Total	100.0%	100.0%

________________

(1)	Includes equity investment in Wingspire.
(2)	Includes equity investment in Sebago Lake. See below, within Note 4, for more information regarding Sebago Lake.

The geographic composition of investments based on fair value as of September 30, 2019 and December 31, 2018 was as follows:

	September 30, 2019	December 31, 2018
United States:
Midwest	18.6%	17.3%
Northeast	19.1	22.0
South	42.0	36.7
West	16.2	20.1
Belgium	1.1	1.6
Canada	1.1	0.9
United Kingdom	1.9	1.4
Total	100.0%	100.0%

Sebago Lake LLC

Sebago Lake, a Delaware limited liability company, was formed as a joint venture between the Company and The Regents of the University of California (“Regents”) and commenced operations on June 20, 2017. Sebago Lake’s principal purpose is to make investments, primarily in senior secured loans that are made to middle-market companies or in broadly syndicated loans. Both the Company and Regents (the “Members”) have a 50% economic ownership in Sebago Lake. Except under certain circumstances,

Owl Rock Capital Corporation

Notes to Consolidated Financial Statements (Unaudited) - Continued

contributions to Sebago Lake cannot be redeemed. Each of the Members initially agreed to contribute up to $100 million to Sebago Lake. On July 26, 2018, each of the Members increased their contribution to Sebago Lake up to an aggregate of $125 million. As of September 30, 2019, each Member has funded $93.1 million of their $125 million commitments. Sebago Lake is managed by the Members, each of which have equal voting rights. Investment decisions must be approved by each of the Members.

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

As of September 30, 2019 and December 31, 2018, Sebago Lake had total investments in senior secured debt at fair value of $501.7 million and $531.5 million, respectively. The determination of fair value is in accordance with ASC 820; however, such fair value is not included in the Board’s valuation process described herein. The following table is a summary of Sebago Lake’s portfolio as well as a listing of the portfolio investments in Sebago Lake’s portfolio as of September 30, 2019 and December 31, 2018:

($ in thousands)	September 30, 2019	December 31, 2018
Total senior secured debt investments(1)	$508,724	$545,553
Weighted average spread over LIBOR(1)	4.59%	4.66%
Number of portfolio companies	16	16
Largest funded investment to a single borrower(1)	$49,394	$49,768

________________

(1)	At par.

Owl Rock Capital Corporation

Notes to Consolidated Financial Statements (Unaudited) - Continued

Sebago Lake's Portfolio as of September 30, 2019 ($ in thousands)
Company(1)(2)(4)(5)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(3)	Fair Value	Percentage of Members' Equity
Debt Investments
Aerospace and defense
Applied Composites Holdings, LLC (fka AC&A Enterprises Holdings, LLC)(7)	First lien senior secured loan	L + 5.50%	12/21/2023	35,277	$34,751	34,734	18.9%
Applied Composites Holdings, LLC (fka AC&A Enterprises Holdings, LLC)(10)(11)(13)	First lien senior secured revolving loan	L + 5.50%	12/21/2022	—	(39)	(46)	—%
Dynasty Acquisition Co., Inc. (dba StandardAero Limited)(7)	First lien senior secured loan	L + 4.00%	4/4/2026	40,000	39,811	39,805	21.6%
Space Exploration Technologies Corp.(6)	First lien senior secured loan	L + 4.25%	11/21/2025	24,813	24,591	24,440	13.3%
				100,090	99,114	98,933	53.8%
Education
SSH Group Holdings, Inc. (dba Stratford School)(6)(9)	First lien senior secured loan	L + 4.25%	7/30/2025	34,650	34,559	34,607	18.8%
Food and beverage
DecoPac, Inc.(6)	First lien senior secured loan	L + 4.25%	9/30/2024	20,561	20,486	20,561	11.1%
DecoPac, Inc.(6)(10)(13)	First lien senior secured revolving loan	L + 4.25%	9/29/2023	500	488	500	0.3%
FQSR, LLC (dba KBP Investments)(7)	First lien senior secured loan	L + 5.50%	5/14/2023	24,570	24,291	24,280	13.2%
FQSR, LLC (dba KBP Investments)(7)(10)(12)(13)	First lien senior secured delayed draw term loan	L + 5.50%	5/14/2020	7,223	6,902	6,948	3.8%
Give & Go Prepared Foods Corp.(7)	First lien senior secured loan	L + 4.25%	7/29/2023	24,500	24,458	22,908	12.5%
Sovos Brands Intermediate, Inc.(8)	First lien senior secured loan	L + 5.00%	7/20/2025	44,663	44,269	44,239	24.1%
				122,017	120,894	119,436	65.0%
Healthcare equipment and services
Cadence, Inc.(6)	First lien senior secured loan	L + 4.50%	5/21/2025	27,334	26,772	26,795	14.5%
Cadence, Inc.(10)(11)(13)	First lien senior secured revolving loan	L + 4.50%	5/21/2025	—	(133)	(145)	(0.1)%
				27,334	26,639	26,650	14.4%
Healthcare technology
VVC Holdings Corp. (dba Athenahealth, Inc.)(7)(9)	First lien senior secured loan	L + 4.50%	2/11/2026	19,900	19,529	19,826	10.8%
Infrastructure and environmental services
CHA Holding, Inc.(7)	First lien senior secured loan	L + 4.50%	4/10/2025	24,687	24,596	24,581	13.3%
CHA Holding, Inc.(7)(10)(12)(13)	First lien senior secured delayed draw term loan	L + 4.50%	10/10/2019	5,203	5,183	5,181	2.8%
				29,890	29,779	29,762	16.1%
Insurance
Integro Parent Inc.(6)	First lien senior secured loan	L + 5.75%	10/28/2022	44,310	44,147	43,846	23.8%
Integro Parent Inc.(10)(11)(13)	First lien senior secured revolving loan	L + 5.75%	10/30/2021	—	(18)	(49)	—%

Owl Rock Capital Corporation

Notes to Consolidated Financial Statements (Unaudited) - Continued

Sebago Lake's Portfolio as of September 30, 2019 ($ in thousands)
Company(1)(2)(4)(5)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(3)	Fair Value	Percentage of Members' Equity
USRP Holdings, Inc. (dba U.S. Retirement and Benefits Partners)(8)	First lien senior secured loan	L + 4.25%	3/29/2025	34,563	33,858	33,445	18.2%
USRP Holdings, Inc. (dba U.S. Retirement and Benefits Partners)(8)(10)(13)	First lien senior secured revolving loan	L + 4.25%	3/29/2023	875	744	677	0.4%
USRP Holdings, Inc. (dba U.S. Retirement and Benefits Partners)(8)(10)(12)(13)	First lien senior secured delayed draw term loan	L + 4.25%	3/29/2020	6,101	5,931	5,820	3.2%
				85,849	84,662	83,739	45.6%
Internet software and services
DigiCert, Inc.(6)	First lien senior secured loan	L + 4.00%	10/31/2024	49,394	49,161	49,394	26.9%
Manufacturing
Engineered Machinery Holdings(7)(9)	First lien senior secured loan	L + 4.25%	7/19/2024	14,888	14,621	14,801	8.0%
Transportation
Uber Technologies, Inc.(6)(9)	First lien senior secured loan	L + 4.00%	4/4/2025	24,712	24,573	24,532	13.3%
Total Debt Investments				$508,724	$503,531	$501,680	272.7%
Total Investments				$508,724	$503,531	$501,680	272.7%

________________

(1)	Certain portfolio company investments are subject to contractual restrictions on sales.
(2)	Unless otherwise indicated, Sebago Lake’s investments are pledged as collateral supporting the amounts outstanding under Sebago Lake’s credit facility.
(3)	The amortized cost represents the original cost adjusted for the amortization of discounts and premiums, as applicable, on debt investments using the effective interest method.
(4)	Unless otherwise indicated, all investments are considered Level 3 investments.
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

(6)	The interest rate on these loans is subject to 1 month LIBOR, which as of September 30, 2019 was 2.02%.
(7)	The interest rate on these loans is subject to 3 month LIBOR, which as of September 30, 2019 was 2.09%.
(8)	The interest rate on these loans is subject to 6 month LIBOR, which as of September 30, 2019 was 2.06%.
(9)	Level 2 investment.
(10)	Position or portion thereof is an unfunded loan commitment.
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

(13)	The date disclosed represents the commitment period of the unfunded term loan. Upon expiration of the commitment period, the funded portion of the term loan may be subject to a longer maturity date.
(14)	Investment is not pledged as collateral under Sebago Lake’s credit facility.

Owl Rock Capital Corporation

Notes to Consolidated Financial Statements (Unaudited) - Continued

Below is selected balance sheet information for Sebago Lake as of September 30, 2019 and December 31, 2018:

($ in thousands)	September 30, 2019 (Unaudited)	December 31, 2018
Assets
Investments at fair value (amortized cost of $503,531 and $540,076, respectively)	$501,680	$531,515
Cash	9,890	13,487
Interest receivable	867	1,925
Prepaid expenses and other assets	88	455
Total Assets	$512,525	$547,382
Liabilities
Debt (net of unamortized debt issuance costs of $4,267 and $5,368, respectively)	$321,416	$356,611
Loan origination and structuring fees payable	—	4,871
Distributions payable	4,580	6,460
Accrued expenses and other liabilities	2,593	6,196
Total Liabilities	$328,589	$374,138
Members' Equity
Members' Equity	183,936	173,244
Members' Equity	183,936	173,244
Total Liabilities and Members' Equity	$512,525	$547,382

Below is selected statement of operations information for Sebago Lake for the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2019	2018	2019	2018
Investment Income
Interest income	$9,163	$10,772	$29,646	$25,478
Other income	69	333	194	553
Total Investment Income	9,232	11,105	29,840	26,031
Expenses
Loan origination and structuring fee	—	1,227	—	4,046
Interest expense	4,227	4,812	13,411	11,338
Professional fees	182	209	537	621
Total Expenses	4,409	6,248	13,948	16,005
Net Investment Income Before Taxes	4,823	4,857	15,892	10,026
Taxes	181	402	768	402
Net Investment Income After Taxes	$4,642	$4,455	$15,124	$9,624
Net Realized and Unrealized Gain (Loss) on Investments
Net Unrealized Gain (Loss) on Investments	505	284	6,710	(1,402)
Net Realized Gain (Loss) on Investments	—	50	—	50
Total Net Unrealized Gain (Loss) on Investments	505	334	6,710	(1,352)
Net Increase in Members' Equity Resulting from Operations	$5,147	$4,789	$21,834	$8,272

Loan Origination and Structuring Fees

If the loan origination and structuring fees earned by Sebago Lake during a fiscal year exceed Sebago Lake’s expenses and other obligations (excluding financing costs), such excess is allocated to the Member(s) responsible for the origination of the loans pro rata in accordance with the total loan origination and structuring fees earned by Sebago Lake with respect to the loans originated by such Member; provided, that in no event will the amount allocated to a Member exceed 1% of the par value of the loans originated by such Member in any fiscal year. The loan origination and structuring fee is accrued quarterly and included in other income from controlled,

Owl Rock Capital Corporation

Notes to Consolidated Financial Statements (Unaudited) - Continued

affiliated investments on the Company’s Consolidated Statements of Operations and paid annually. On February 27, 2019, the Members agreed to amend the terms of Sebago Lake’s operating agreement to eliminate the allocation of excess loan origination and structuring fees to the Members. As such, for the three and nine months ended September 30, 2019, the Company accrued no income based on loan origination and structuring fees. For the three and nine months ended September 30, 2018, the Company accrued income based on loan origination and structuring fees of $1.2 million and $4.0 million, respectively.

Note 5. Fair Value of Investments

Investments

The following tables present the fair value hierarchy of investments as of September 30, 2019 and December 31, 2018:

	Fair Value Hierarchy as of September 30, 2019
($ in thousands)	Level 1	Level 2	Level 3	Total
First-lien senior secured debt investments	$—	$24,900	$6,538,393	$6,563,293
Second-lien senior secured debt investments	—	40,620	1,559,378	1,599,998
Equity investments	—	—	14,995	14,995
Subtotal	$—	$65,520	$8,112,766	$8,178,286
Investments measured at NAV(1)	—	—	—	91,968
Total Investments at fair value	$—	$65,520	$8,112,766	$8,270,254

________________

(1)	Includes equity investment in Sebago Lake.

	Fair Value Hierarchy as of December 31, 2018
($ in thousands)	Level 1	Level 2	Level 3	Total
First-lien senior secured debt investments	$—	$—	$4,554,835	$4,554,835
Second-lien senior secured debt investments	—	34,493	1,074,873	1,109,366
Unsecured debt investments	—	22,183	—	22,183
Equity investments	—	—	11,063	11,063
Subtotal	$—	$56,676	$5,640,771	$5,697,447
Investments measured at NAV(1)	—	—	—	86,622
Total Investments at fair value	$—	$56,676	$5,640,771	$5,784,069

________________

(1)	Includes equity investment in Sebago Lake.

Owl Rock Capital Corporation

Notes to Consolidated Financial Statements (Unaudited) - Continued

The following tables present changes in the fair value of investments for which Level 3 inputs were used to determine the fair value as of and for the three and nine months ended September 30, 2019 and 2018:

	As of and for the Three Months Ended September 30, 2019
($ in thousands)	First-lien senior secured debt investments	Second-lien senior secured debt investments	Equity investments	Total
Fair value, beginning of period	$5,824,549	$1,186,337	$14,355	$7,025,241
Purchases of investments, net(1)	1,020,755	431,245	129	1,452,129
Proceeds from investments, net	(313,833)	(52,000)	(80)	(365,913)
Net change in unrealized gain (loss)	(14,880)	(7,654)	511	(22,023)
Net realized gains (losses)	92	—	80	172
Net amortization of discount on investments	6,840	1,450	—	8,290
Transfers into (out of) Level 3(2)	14,870	—	—	14,870
Fair value, end of period	$6,538,393	$1,559,378	$14,995	$8,112,766

________________

(1)	Purchases may include payment-in-kind (“PIK”).
(2)	Transfers between levels, if any, are recognized at the beginning of the quarter in which the transfers occur.

	As of and for the Nine Months Ended September 30, 2019
($ in thousands)	First-lien senior secured debt investments	Second-lien senior secured debt investments	Equity investments	Total
Fair value, beginning of period	$4,554,835	$1,074,873	$11,063	$5,640,771
Purchases of investments, net(1)	2,888,956	541,314	2,120	3,432,390
Proceeds from investments, net	(895,241)	(60,700)	(80)	(956,021)
Net change in unrealized gain (loss)	(6,708)	1,387	1,812	(3,509)
Net realized gains (losses)	(92)	—	80	(12)
Net amortization of discount on investments	22,091	2,504	—	24,595
Transfers into (out of) Level 3(2)	(25,448)	—	—	(25,448)
Fair value, end of period	$6,538,393	$1,559,378	$14,995	$8,112,766

________________

(1)	Purchases may include payment-in-kind (“PIK”).
(2)	Transfers between levels, if any, are recognized at the beginning of the quarter in which the transfers occur.

	As of and for the Three Months Ended September 30, 2018
($ in thousands)	First-lien senior secured debt investments	Second-lien senior secured debt investments	Equity investments	Total
Fair value, beginning of period	$2,502,602	$850,920	$4,193	$3,357,715
Purchases of investments, net(1)	1,391,122	321,018	—	1,712,140
Proceeds from investments, net	(356,978)	(158,992)	(6,737)	(522,707)
Net change in unrealized gain (loss)	205	(2,577)	(1,129)	(3,501)
Net realized gains (losses)	50	—	3,977	4,027
Net amortization of discount on investments	5,801	1,787	—	7,588
Transfers into (out of) Level 3(2)	—	—	—	—
Fair value, end of period	$3,542,802	$1,012,156	$304	$4,555,262
________________

(1)	Purchases may include payment-in-kind (“PIK”).
(2)	Transfers between levels, if any, are recognized at the beginning of the quarter in which the transfers occur.

Owl Rock Capital Corporation

Notes to Consolidated Financial Statements (Unaudited) - Continued

	As of and for the Nine Months Ended September 30, 2018
($ in thousands)	First-lien senior secured debt investments	Second-lien senior secured debt investments	Equity investments	Total
Fair value, beginning of period	$1,612,191	$633,879	$2,760	$2,248,830
Purchases of investments, net(1)	2,718,073	679,930	340	3,398,343
Proceeds from investments, net	(809,568)	(300,242)	(6,737)	(1,116,547)
Net change in unrealized gain (loss)	7,946	(1,570)	(36)	6,340
Net realized gains (losses)	208	(3,951)	3,977	234
Net amortization of discount on investments	13,952	4,110	—	18,062
Transfers into (out of) Level 3(2)	—	—	—	—
Fair value, end of period	$3,542,802	$1,012,156	$304	$4,555,262

________________

(1)	Purchases may include payment-in-kind (“PIK”).
(2)	Transfers between levels, if any, are recognized at the beginning of the quarter in which the transfers occur.

The following tables present information with respect to net change in unrealized gains on investments for which Level 3 inputs were used in determining the fair value that are still held by the Company for the three and nine months ended September 30, 2019 and 2018:

($ in thousands)	Net change in unrealized gain (loss) for the Three Months Ended September 30, 2019 on Investments Held at September 30, 2019	Net change in unrealized gain (loss) for the Three Months Ended September 30, 2018 on Investments Held at September 30, 2018
First-lien senior secured debt investments	$(12,874)	$2,915
Second-lien senior secured debt investments	(6,587)	(1,537)
Equity investments	511	(36)
Total Investments	$(18,950)	$1,342

($ in thousands)	Net change in unrealized gain (loss) for the Nine Months Ended September 30, 2019 on Investments Held at September 30, 2019	Net change in unrealized gain (loss) for the Nine Months Ended September 30, 2018 on Investments Held at September 30, 2018
First-lien senior secured debt investments	$(3,600)	$9,778
Second-lien senior secured debt investments	828	(264)
Equity investments	1,812	(36)
Total Investments	$(960)	$9,478

Owl Rock Capital Corporation

Notes to Consolidated Financial Statements (Unaudited) - Continued

The following tables present quantitative information about the significant unobservable inputs of the Company’s Level 3 investments as of September 30, 2019 and December 31, 2018. The tables are not intended to be all-inclusive but instead capture the significant unobservable inputs relevant to the Company’s determination of fair value.

	As of September 30, 2019
($ in thousands)	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)	Impact to Valuation from an Increase in Input
First-lien senior secured debt investments(1)	$5,637,660	Yield Analysis	Market Yield	5.3%-13.7% (9.2%)	Decrease
	772,039	Recent Transaction	Transaction Price	92.5%-99.0% (98.6%)	Increase
Second-lien senior secured debt investments	$1,142,071	Yield Analysis	Market Yield	9.0%-17.1% (11.1%)	Decrease
	417,307	Recent Transaction	Transaction Price	93.0%-98.5% (96.9%)	Increase
Equity Investments	$14,866	Market Approach	EBITDA Multiple	7.0x - 12.8x (11.8x)	Increase
	129	Recent Transaction	Transaction Price	1.0	Increase

________________

(1)	Excludes investments with an aggregate fair value amounting to $128,694, which the Company valued using indicative bid prices obtained from brokers.

	As of December 31, 2018
($ in thousands)	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)	Impact to Valuation from an Increase in Input
First-lien senior secured debt investments(1)	$3,719,125	Yield Analysis	Market Yield	6.4%-13.9% (10.4%)	Decrease
	712,109	Recent Transaction	Transaction Price	97.5%-99.0% (98.7%)	Increase
Second-lien senior secured debt investments	$1,074,873	Yield Analysis	Market Yield	10.7%-19.5% (12.1%)	Decrease
Equity Investments	$188	Market Approach	EBITDA Multiple	7.25x	Increase
	10,875	Recent Transaction	Transaction Price	1.0	Increase

________________

(1)	Excludes investments with an aggregate fair value amounting to $123,601, which the Company valued using indicative bid prices obtained from brokers.

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

Owl Rock Capital Corporation

Notes to Consolidated Financial Statements (Unaudited) - Continued

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

Financial Instruments Not Carried at Fair Value

The fair value of the Company’s credit facilities, which are categorized as Level 3 within the fair value hierarchy as of September 30, 2019 and December 31, 2018, approximates their carrying value. Additionally, the carrying amounts of the Company’s assets and liabilities, other than investments at fair value, approximate fair value due to their short maturities.

Note 6. Debt

In accordance with the 1940 Act, with certain limitations, the Company is allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 200% (or 150% if certain conditions are met) after such borrowing. As of September 30, 2019 and December 31, 2018, the Company’s asset coverage was 334% and 225%, respectively.

Debt obligations consisted of the following as of September 30, 2019 and December 31, 2018:

	September 30, 2019
($ in thousands)	Aggregate Principal Committed	Outstanding Principal	Amount Available(1)	Net Carrying Value(2)
Revolving Credit Facility(3)(5)	$1,170,000	$716,137	$439,083	$708,212
SPV Asset Facility I	400,000	300,000	100,000	297,015
SPV Asset Facility II	550,000	150,000	400,000	144,199
SPV Asset Facility III	500,000	375,000	125,000	371,123
SPV Asset Facility IV	100,000	250	99,750	(2,851)
CLO I	390,000	390,000	—	386,443
2023 Notes(4)	150,000	150,000	—	150,404
2024 Notes(4)	400,000	400,000	—	404,478
Total Debt	$3,660,000	$2,481,387	$1,163,833	$2,459,023

________________

(1)	The amount available reflects any limitations related to each credit facility’s borrowing base.
(2)

The carrying value of the Company’s Revolving Credit Facility, SPV Asset Facility I, SPV Asset Facility II, SPV Asset Facility III, SPV Asset Facility IV, CLO I, 2023 Notes, and 2024 Notes are presented net of deferred unamortized debt issuance costs of $7.9 million, $3.0 million, $5.8 million, $3.9 million, $3.1 million, $3.6 million, $1.5 million and $9.4 million, respectively.

(3)	Includes the unrealized translation gain (loss) on borrowings denominated in foreign currencies.
(4)	Inclusive of change in fair value of effective hedge.
(5)	The amount available is reduced by $14.8 million of outstanding letters of credit.

Owl Rock Capital Corporation

Notes to Consolidated Financial Statements (Unaudited) - Continued

	December 31, 2018
($ in thousands)	Aggregate Principal Committed	Outstanding Principal	Amount Available(1)	Net Carrying Value(2)
Subscription Credit Facility(3)	$900,000	$883,000	$4,487	$881,795
Revolving Credit Facility(4)	600,000	308,643	291,357	304,229
SPV Asset Facility I	400,000	400,000	—	396,352
SPV Asset Facility II	550,000	550,000	—	543,713
SPV Asset Facility III	500,000	300,000	200,000	294,995
2023 Notes(5)	150,000	150,000	—	146,633
Total Debt	$3,100,000	$2,591,643	$495,844	$2,567,717

________________

(1)	The amount available reflects any limitations related to each credit facility’s borrowing base.
(2)

The carrying value of the Company’s Subscription Credit Facility, Revolving Credit Facility, SPV Asset Facility I, SPV Asset Facility II, SPV Asset Facility III and the 2023 Notes are presented net of deferred unamortized debt issuance costs of $1.2 million, $4.4 million, $3.6 million, $6.3 million, $5.0 million and $1.8 million, respectively.

(3)	The amount available is reduced by $12.5 million of outstanding letters of credit.
(4)	Includes the unrealized translation gain (loss) on borrowings denominated in foreign currencies.
(5)	Inclusive of change in fair value of effective hedge.

For the three and nine months ended September 30, 2019 and 2018, the components of interest expense were as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
($ in thousands)	2019	2018	2019	2018
Interest expense	$26,969	$19,984	$93,748	$46,773
Amortization of debt issuance costs	2,465	1,402	7,273	3,772
Total Interest Expense	$29,434	$21,386	$101,021	$50,545
Average interest rate	5.14%	4.25%	4.92%	4.02%
Average daily borrowings	$2,056,484	$1,800,509	$2,512,055	$1,482,831

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

Revolving Credit Facility

On February 1, 2017, the Company entered into a senior secured revolving credit agreement (and as amended by that certain First Amendment to Senior Secured Revolving Credit Agreement, dated as of July 17, 2017, the First Omnibus Amendment to Senior Secured Revolving Credit Agreement and Guarantee and Security Agreement, dated as of March 29, 2018, the Third Amendment to Senior Secured Revolving Credit Agreement, dated as of June 21, 2018, and the Fourth Amendment to Senior Secured Revolving

Owl Rock Capital Corporation

Notes to Consolidated Financial Statements (Unaudited) - Continued

Credit Agreement, dated as of April 2, 2019, the “Revolving Credit Facility”). The parties to the Revolving Credit Facility include the Company, as Borrower, the lenders from time to time parties thereto (each a “Lender” and collectively, the “Lenders”) and SunTrust Robinson Humphrey, Inc. and ING Capital LLC as Joint Lead Arrangers and Joint Book Runners, SunTrust Bank as Administrative Agent and ING Capital LLC as Syndication Agent.

The Revolving Credit Facility is guaranteed by OR Lending LLC, a subsidiary of the Company, and will be guaranteed by certain domestic subsidiaries of the Company that are formed or acquired by the Company in the future (collectively, the “Guarantors”). Proceeds of the Revolving Credit Facility may be used for general corporate purposes, including the funding of portfolio investments.

The maximum principal amount of the Revolving Credit Facility is $1.2 billion (increased from $1.1 billion on August 27, 2019; increased from $1.0 billion on July 26, 2019), subject to availability under the borrowing base, which is based on the Company’s portfolio investments and other outstanding indebtedness. Maximum capacity under the Revolving Credit Facility may be increased to $1.5 billion through the exercise by the Borrower of an uncommitted accordion feature through which existing and new lenders may, at their option, agree to provide additional financing. The Revolving Credit Facility includes a $50 million limit for swingline loans and is secured by a perfected first-priority interest in substantially all of the portfolio investments held by the Company and each Guarantor, subject to certain exceptions.

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

SPV Asset Facility IV

On August 2, 2019 (the “SPV Asset Facility IV Closing Date”), ORCC Financing IV LLC (“ORCC Financing IV”), a Delaware limited liability company and newly formed subsidiary of the Company entered into a Credit Agreement (the “SPV Asset Facility IV”), with ORCC Financing IV, as borrower, Société Générale, as initial Lender and as Administrative Agent, State Street Bank and Trust Company, as Collateral Agent, Collateral Administrator and Custodian, and Cortland Capital Market Services LLC as Document Custodian and the lenders from time to time party thereto pursuant to Assignment and Assumption Agreements.

From time to time, the Company expects to sell and contribute certain investments to ORCC Financing IV pursuant to a Sale and Contribution Agreement by and between the Company and ORCC Financing IV.  No gain or loss will be recognized as a result of the contribution.  Proceeds from the SPV Asset Facility IV will be used to finance the origination and acquisition of eligible assets by ORCC Financing IV, including the purchase of such assets from the Company.  We retain a residual interest in assets contributed to or acquired by ORCC Financing IV through our ownership of ORCC Financing IV.  The maximum principal amount of the Credit Facility is $250 million, subject to a ramp period; the availability of this amount is subject to an overcollateralization ratio test, which is based on the value of ORCC Financing IV’s assets from time to time, and satisfaction of certain conditions, including an interest coverage ratio test, certain concentration limits and collateral quality tests.

Owl Rock Capital Corporation

Notes to Consolidated Financial Statements (Unaudited) - Continued

The SPV Asset Facility IV provides for the ability to (1) draw term loans and (2) draw and redraw revolving loans under the SPV Asset Facility IV for a period of up to two years after the Closing Date unless the revolving commitments are terminated or converted to term loans sooner as provided in the SPV Asset Facility IV (the “Commitment Termination Date”).  Unless otherwise terminated, the SPV Asset Facility IV will mature on August 2, 2029 (the “Stated Maturity”).  Prior to the Stated Maturity, proceeds received by ORCC Financing IV from principal and interest, dividends, or fees on assets must be used to pay fees, expenses and interest on outstanding borrowings, and the excess may be returned to the Company, subject to certain conditions.  On the Stated Maturity, ORCC Financing IV must pay in full all outstanding fees and expenses and all principal and interest on outstanding borrowings, and the excess may be returned to the Company.

Amounts drawn bear interest at LIBOR (or, in the case of certain lenders that are commercial paper conduits, the lower of their cost of funds and LIBOR plus 0.25%) plus a spread ranging from 2.15% to 2.50%.  From the Closing Date to the Commitment Termination Date, there is a commitment fee ranging from 0.50% to 1.00% per annum on the undrawn amount, if any, of the revolving commitments in the SPV Asset Facility IV.  The SPV Asset Facility IV contains customary covenants, including certain financial maintenance covenants, limitations on the activities of ORCC Financing IV, including limitations on incurrence of incremental indebtedness, and customary events of default.  The SPV Asset Facility IV is secured by a perfected first priority security interest in the assets of ORCC Financing IV and on any payments received by ORCC Financing IV in respect of those assets.  Assets pledged to the Lenders will not be available to pay the debts of the Company.

CLOs

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

Owl Rock Capital Corporation

Notes to Consolidated Financial Statements (Unaudited) - Continued

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

In connection with the offering of the 2023 Notes, on December 21, 2017 the Company entered into a centrally cleared interest rate swap to continue to align the interest rates of its liabilities with its investment portfolio, which consists predominately of floating rate loans.  The notional amount of the interest rate swap is $150 million. The Company will receive fixed rate interest semi-annually at 4.75% and pay variable rate interest monthly based on 1-month LIBOR plus 2.545%. The interest rate swap matures on December 21, 2021. For the three and nine months ended September 30, 2019, the Company made periodic payments of $1.9 and $5.7 million, respectively. For the three and nine months ended September 30, 2018, the Company made periodic payments of $1.8 million and $4.9 million, respectively. The interest expense related to the 2023 Notes is offset by the proceeds received from the interest rate swap. The swap adjusted interest expense is included as a component of interest expense on the Company’s Consolidated Statements of Operations. As of September 30, 2019 and December 31, 2018 the interest rate swap had a fair value of $1.9 million and $(1.6) million, respectively. Depending on the nature of the balance at period end, the fair value of the interest rate swap is either included as a component of accrued expenses and other liabilities or prepaid expenses and other assets on the Company’s Consolidated Statements of Assets and Liabilities.  The change in fair value of the interest rate swap is equally offset by the change in fair value of the 2023 Notes.

2024 Notes

On April 10, 2019, the Company issued $400 million aggregate principal amount of notes that mature on April 15, 2024 (the “2024 Notes”). The 2024 Notes bear interest at a rate of 5.25% per year, payable semi-annually on April 15 and October 15 of each year, commencing on October 15, 2019. The Company may redeem some or all of the 2024 Notes at any time, or from time to time, at a redemption price equal to the greater of (1) 100% of the principal amount of the 2024 Notes to be redeemed or (2) the sum of the present values of the remaining scheduled payments of principal and interest (exclusive of accrued and unpaid interest to the date of redemption) on the 2024 Notes to be redeemed, discounted to the redemption date on a semi-annual basis (assuming a 360-day year consisting of twelve 30-day months) using the applicable Treasury Rate plus 50 basis points, plus, in each case, accrued and unpaid interest to the redemption date; provided, however, that if we redeem any 2024 Notes on or after March 15, 2024 (the date falling one

Owl Rock Capital Corporation

Notes to Consolidated Financial Statements (Unaudited) - Continued

month prior to the maturity date of the 2024 Notes), the redemption price for the 2024 Notes will be equal to 100% of the principal amount of the 2024 Notes to be redeemed, plus accrued and unpaid interest, if any, to, but excluding, the date of redemption.

In connection with the issuance of the 2024 Notes, on April 10, 2019 the Company entered into centrally cleared interest rate swaps to continue to align interest rates of its liabilities with the investment portfolio, which consists of predominantly floating rate loans. The notional amount of the interest rate swaps is $400 million. The Company will receive fixed rate interest at 5.25% and pay variable rate interest based on one-month LIBOR plus 2.937%. The interest rate swaps mature on April 10, 2024. For the three and nine months ended, the Company did not make any periodic payments. The interest expense related to the 2024 Notes is offset by the proceeds received from the interest rate swaps. The swap adjusted interest expense is included as a component of interest expense on the Company’s Consolidated Statements of Operations. As of September 30, 2019, the interest rate swap had a fair value of $13.9 million.  Depending on the nature of the balance at period end, the fair value of the interest rate swap is either included as a component of accrued expenses and other liabilities or prepaid expenses and other assets on the Company’s Consolidated Statements of Assets and Liabilities.  The change in fair value of the interest rate swap is equally offset by the change in fair value of the 2024 Notes.

2025 Notes

On October 1, 2019, the Company issued $425 million aggregate principal amount of notes that mature on March 30, 2025 (the “2025 Notes”). The 2025 Notes bear interest at a rate of 4.00% per year, payable semi-annually on March 30 and September 30 of each year, commencing on March 30, 2020. The Company may redeem some or all of the 2025 Notes at any time, or from time to time, at a redemption price equal to the greater of (1) 100% of the principal amount of the 2025 Notes to be redeemed or (2) the sum of the present values of the remaining scheduled payments of principal and interest (exclusive of accrued and unpaid interest to the date of redemption) on the 2025 Notes to be redeemed, discounted to the redemption date on a semi-annual basis (assuming a 360-day year consisting of twelve 30-day months) using the applicable Treasury Rate plus 40 basis points, plus, in each case, accrued and unpaid interest to the redemption date; provided, however, that if the Company redeems any 2025 Notes on or after February 28, 2025 (the date falling one month prior to the maturity date of the 2025 Notes), the redemption price for the 2025 Notes will be equal to 100% of the principal amount of the 2025 Notes to be redeemed, plus accrued and unpaid interest, if any, to, but excluding, the date of redemption.

Owl Rock Capital Corporation

Notes to Consolidated Financial Statements (Unaudited) - Continued

Note 7. Commitments and Contingencies

Portfolio Company Commitments

From time to time, the Company may enter into commitments to fund investments. As of September 30, 2019 and December 31, 2018, the Company had the following outstanding commitments to fund investments in current portfolio companies:

Portfolio Company	Investment	September 30, 2019	December 31, 2018
($ in thousands)
3ES Innovation Inc. (dba Aucerna)	First lien senior secured revolving loan	$3,893	$—
Accela, Inc.	First lien senior secured revolving loan	2,084	3,284
Amspec Services Inc.	First lien senior secured revolving loan	13,377	12,084
Apptio, Inc.	First lien senior secured revolving loan	2,779	—
Aramsco, Inc.	First lien senior secured revolving loan	4,748	7,820
Associations, Inc.	First lien senior secured delayed draw term loan	24,413	37,226
Associations, Inc.	First lien senior secured revolving loan	11,543	11,543
BCPE Empire Holdings, Inc. (dba Imperial-Dade)	First lien senior secured delayed draw term loan	527	—
Black Mountain Sand Eagle Ford LLC	First lien senior secured delayed draw term loan	—	40,500
Brigham Minerals, LLC	First lien senior secured delayed draw term loan	—	23,000
Brigham Minerals, LLC	First lien senior secured revolving loan	—	9,200
Carolina Beverage Group (fka Cold Spring Brewing Company)	First lien senior secured revolving loan	2,684	2,684
Cheese Acquisition, LLC	First lien senior secured delayed draw term loan	—	111,740
Cheese Acquisition, LLC	First lien senior secured revolving loan	16,363	16,364
CM7 Restaurant Holdings, LLC	First lien senior secured delayed draw term loan	—	7,155
CM7 Restaurant Holdings, LLC	First lien senior secured delayed draw term loan	—	2,003
ConnectWise, LLC	First lien senior secured revolving loan	16,549	—
Covenant Surgical Partners, Inc.	First lien senior secured delayed draw term loan	4,133	75,000
Definitive Healthcare Holdings, LLC	First lien senior secured delayed draw term loan	43,478	—
Definitive Healthcare Holdings, LLC	First lien senior secured revolving loan	10,870	—
Douglas Products and Packaging Company LLC	First lien senior secured revolving loan	8,175	9,083
Endries Acquisition, Inc.	First lien senior secured delayed draw term loan	51,638	62,550
Endries Acquisition, Inc.	First lien senior secured revolving loan	27,000	20,250
Entertainment Benefits Group, LLC	First lien senior secured revolving loan	9,600	—
Galls, LLC	First lien senior secured revolving loan	8,734	11,444
Galls, LLC	First lien senior secured delayed draw term loan	29,181	31,718

Owl Rock Capital Corporation

Notes to Consolidated Financial Statements (Unaudited) - Continued

Portfolio Company	Investment	September 30, 2019	December 31, 2018
GC Agile Holdings Limited (dba Apex Fund Services)	First lien senior secured delayed draw term loan	—	36,038
GC Agile Holdings Limited (dba Apex Fund Services)	First lien senior secured multi-draw term loan	—	18,019
GC Agile Holdings Limited (dba Apex Fund Services)	First lien senior secured revolving loan	10,386	10,386
Genesis Acquisition Co. (dba Procare Software)	First lien senior secured delayed draw term loan	4,745	4,745
Genesis Acquisition Co. (dba Procare Software)	First lien senior secured revolving loan	1,714	2,637
Gerson Lehrman Group, Inc.	First lien senior secured revolving loan	22,114	23,415
Hillstone Environmental Partners, LLC	First lien senior secured delayed draw term loan	35,830	—
Hometown Food Company	First lien senior secured revolving loan	2,682	4,235
Ideal Tridon Holdings, Inc.	First lien senior secured revolving loan	5,400	1,254
Ideal Tridon Holdings, Inc.	First lien senior secured delayed draw term loan	381	—
Integrity Marketing Acquisition, LLC	First lien senior secured delayed draw term loan	53,870	—
Integrity Marketing Acquisition, LLC	First lien senior secured delayed draw term loan	32,573	—
Integrity Marketing Acquisition, LLC	First lien senior secured revolving loan	14,832	—
Interoperability Bidco, Inc.	First lien senior secured delayed draw term loan	8,000	—
Interoperability Bidco, Inc.	First lien senior secured revolving loan	4,000	—
IQN Holding Corp. (dba Beeline)	First lien senior secured revolving loan	15,532	15,532
KWOR Acquisition, Inc. (dba Worley Claims Services)	First lien senior secured delayed draw term loan	3,120	—
KWOR Acquisition, Inc. (dba Worley Claims Services)	First lien senior secured revolving loan	5,200	—
Lightning Midco, LLC (dba Vector Solutions)	First lien senior secured delayed draw term loan	1,764	19,348
Lightning Midco, LLC (dba Vector Solutions)	First lien senior secured revolving loan	5,318	13,362
LineStar Integrity Services LLC	First lien senior secured delayed draw term loan	—	25,833
Litera Bidco LLC	First lien senior secured revolving loan	5,738	—
Lytx, Inc.	First lien senior secured revolving loan	2,033	2,033
Manna Development Group, LLC	First lien senior secured revolving loan	3,469	3,469
Mavis Tire Express Services Corp.	Second lien senior secured delayed draw term loan	23,456	23,456
MHE Intermediate Holdings, LLC (dba Material Handling Services)	First lien senior secured delayed draw term loan	3,280	—
MINDBODY, Inc.	First lien senior secured revolving loan	6,071	—
Motus, LLC and Runzheimer International LLC	First lien senior secured revolving loan	—	5,481
Nelipak Holding Company	First lien senior secured revolving loan	4,690	—
Nelipak Holding Company	First lien senior secured revolving loan	6,769	—
NMI Acquisitionco, Inc. (dba Network Merchants)	First lien senior secured revolving loan	608	220
Norvax, LLC (dba GoHealth)	First lien senior secured revolving loan	12,273	—
Offen, Inc.	First lien senior secured delayed draw term loan	5,310	—
Project Power Buyer, LLC (dba PEC-Veriforce)	First lien senior secured revolving loan	3,188	—
Professional Plumbing Group, Inc.	First lien senior secured revolving loan	2,214	6,200

Owl Rock Capital Corporation

Notes to Consolidated Financial Statements (Unaudited) - Continued

Portfolio Company	Investment	September 30, 2019	December 31, 2018
QC Supply, LLC	First lien senior secured revolving loan	—	497
RxSense Holdings, LLC	First lien senior secured revolving loan	4,047	—
Safety Products/JHC Acquisition Corp. (dba Justrite Safety Group)	First lien senior secured delayed draw term loan	1,652	—
Sara Lee Frozen Bakery, LLC (fka KSLB Holdings, LLC)	First lien senior secured revolving loan	3,480	7,800
Swipe Acquisition Corporation (dba PLI)	First lien senior secured delayed draw term loan	12,931	12,931
TC Holdings, LLC (dba TrialCard)	First lien senior secured delayed draw term loan	—	24,248
TC Holdings, LLC (dba TrialCard)	First lien senior secured revolving loan	5,033	4,194
Trader Interactive, LLC (fka Dominion Web Solutions, LLC)	First lien senior secured revolving loan	6,387	6,387
Troon Golf, L.L.C.	First lien senior secured revolving loan	14,426	14,426
TSB Purchaser, Inc. (dba Teaching Strategies, Inc.)	First lien senior secured revolving loan	3,010	4,239
Ultimate Baked Goods Midco, LLC	First lien senior secured revolving loan	3,176	5,082
Valence Surface Technologies LLC	First lien senior secured delayed draw term loan	30,000	—
Valence Surface Technologies LLC	First lien senior secured revolving loan	10,000	—
Wingspire Capital Holdings LLC	LLC Interest	49,871	—
WU Holdco, Inc. (dba Weiman Products, LLC)	First lien senior secured revolving loan	13,920	—
WU Holdco, Inc. (dba Weiman Products, LLC)	First lien senior secured delayed draw term loan	16,942	—
Total Unfunded Portfolio Company Commitments		$773,204	$790,115

The Company maintains sufficient borrowing capacity to cover outstanding unfunded portfolio company commitments that the Company may be required to fund.

Other Commitments and Contingencies

The Company had raised $5.5 billion in total Capital Commitments from investors, of which $112.4 million is from executives of Owl Rock. As of June 4, 2019, all outstanding Capital Commitments had been drawn.

In connection with the IPO, on July 22, 2019, the Company entered into the Company 10b5-1 Plan, to acquire up to $150 million in the aggregate of the Company’s common stock at prices below its net asset value per share over a specified period, in accordance with the guidelines specified in Rule 10b-18 and Rule 10b5-1 of the Securities Exchange Act of 1934. The Company 10b5-1 Plan commenced on August 19, 2019.

From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of its business. At September 30, 2019, management was not aware of any pending or threatened litigation.

Note 8. Net Assets

IPO, Subscriptions and Drawdowns

The Company has the authority to issue 500,000,000 common shares at $0.01 per share par value.

On July 22, 2019, the Company closed its initial public offering ("IPO"), issuing 10 million shares of its common stock at a public offering price of $15.30 per share, and on August 2, 2019, the underwriters exercised their option to purchase an additional 1.5 million shares of common stock at a purchase price of $15.30 per share.  Net of underwriting fees and offering costs, the Company received total cash proceeds of $164.0 million. The Company’s common stock began trading on the New York Stock Exchange (“NYSE”) under the symbol “ORCC” on July 18, 2019.

Owl Rock Capital Corporation

Notes to Consolidated Financial Statements (Unaudited) - Continued

On July 7, 2019, the Board of Directors determined to eliminate outstanding fractional shares of the Company’s common stock, as permitted by Maryland General Corporation Law. On July 8, 2019, the Company eliminated the fractional shares by rounding down the number of fractional shares held by each shareholder to the nearest whole share and paying each shareholder cash for such fractional shares based on a price of $15.27 per share.

On March 1, 2016, the Company issued 100 common shares for $1,500 to the Adviser.

Prior to March 2, 2018, the Company entered into subscription agreements (the “Subscription Agreements”) with investors providing for the private placement of the Company’s common shares. Under the terms of the Subscription Agreements, investors were required to fund drawdowns to purchase the Company’s common shares up to the amount of their respective Capital Commitment on an as-needed basis each time the Company delivered a drawdown notice to its investors. As of June 4, 2019, all outstanding Capital Commitments had been drawn.

During the nine months ended September 30, 2019, the Company delivered the following capital call notices to investors:

Capital Drawdown Notice Date	Common Share Issuance Date	Number of Common Shares Issued	Aggregate Offering Price ($ in millions)
June 4, 2019	June 17, 2019	103,504,284	$1,580.5
March 8, 2019	March 21, 2019	19,267,823	300.0
January 30, 2019	February 12, 2019	29,220,780	450.0
Total		151,992,887	$2,330.5

During the nine months ended September 30, 2018, the Company delivered the following capital call notices to investors:

Capital Drawdown Notice Date	Common Share Issuance Date	Number of Common Shares Issued	Aggregate Offering Price ($ in millions)
August 7, 2018	August 20, 2018	19,404,916	$300.0
July 24, 2018	August 6, 2018	9,733,940	150.0
July 10, 2018	July 23, 2018	13,053,380	200.0
June 14, 2018	June 27, 2018	12,901,364	200.0
April 5, 2018	April 18, 2018	13,149,244	200.0
March 5, 2018	March 16, 2018	11,347,030	175.0
Total		79,589,874	$1,225.00

Distributions

The following table reflects the distributions declared on shares of the Company’s common stock during the nine months ended September 30, 2019:

	September 30, 2019
Date Declared	Record Date	Payment Date	Distribution per Share
May 28, 2019	September 30, 2019	November 15, 2019	$0.31
May 28, 2019 (special dividend)	September 30, 2019	November 15, 2019	$0.02
June 4, 2019	June 14, 2019	August 15, 2019	$0.44
February 27, 2019	March 31, 2019	May 14, 2019	$0.33

On October 30, 2019, the Board declared, in addition to the special dividends previously declared, a distribution of $0.31 per share, for shareholders of record on December 31, 2019 payable on or before January 31, 2020.

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

The following table reflects the common stock issued pursuant to the dividend reinvestment plan during the nine months ended September 30, 2019:

Date Declared	Record Date	Payment Date	Shares
June 4, 2019	June 14, 2019	August 15, 2019	3,965,754
February 27, 2019	March 31, 2019	May 14, 2019	2,882,297
November 6, 2018	December 31, 2018	January 31, 2019	2,613,223

The following table reflects the common stock issued pursuant to the dividend reinvestment plan during the nine months ended September 30, 2018:

Date Declared	Record Date	Payment Date	Shares
June 22, 2018	June 30, 2018	August 15, 2018	1,539,516
March 2, 2018	March 31, 2018	April 30, 2018	1,310,272
November 7, 2017	December 31, 2017	January 31, 2018	1,231,796

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

The Company 10b5-1 Plan commenced on August 19, 2019 and will terminate upon the earliest to occur of (i) 18-months (tolled for periods during which the Company 10b5-1 Plan is suspended), (ii) the end of the trading day on which the aggregate purchase price for all shares purchased under the Company 10b5-1 Plan equals $150 million and (iii) the occurrence of certain other events described in the Company 10b5-1 Plan. As of September 30, 2019, no purchases have been made under the Company 10b5-1 Plan.

Note 9. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per common share for the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands, except per share amounts)	2019	2018	2019	2018
Increase (decrease) in net assets resulting from operations	$118,652	$72,326	$357,810	$167,315
Weighted average shares of common stock outstanding—basic and diluted	384,846,445	163,401,485	302,373,486	129,234,396
Earnings per common share-basic and diluted	$0.31	$0.44	$1.18	$1.29

Note 10. Income Taxes

The Company has elected to be treated as a RIC under Subchapter M of the Code, and intends to operate in a manner so as to continue to qualify for the tax treatment applicable to RICs. To qualify for tax treatment as a RIC, the Company must, among other things, distribute to its shareholders in each taxable year generally at least 90% of the Company’s investment company taxable income, as defined by the Code, and net tax-exempt income for that taxable year. To maintain tax treatment as a RIC, the Company, among other things, intends to make the requisite distributions to its shareholders, which generally relieves the Company from corporate-level U.S. federal income taxes.

Depending on the level of taxable income earned in a tax year, the Company can be expected to carry forward taxable income (including net capital gains, if any) in excess of current year dividend distributions from the current tax year into the next tax year and pay a nondeductible 4% U.S. federal excise tax on such taxable income, as required. To the extent that the Company determines that its estimated current year annual taxable income will be in excess of estimated current year dividend distributions from such income, the Company will accrue excise tax on estimated excess taxable income.

For the three and nine months ended September 30, 2019 the Company recorded expenses of $0.3 million and $1.8 million for U.S. federal excise tax, respectively. For the three and nine months ended September 30, 2018 the Company recorded expenses of $0.2 million and $0.8 million for U.S. federal excise tax, respectively.

Owl Rock Capital Corporation

Notes to Consolidated Financial Statements (Unaudited) - Continued

Note 11. Financial Highlights

The following are the financial highlights for a common share outstanding during the nine months ended September 30, 2019 and 2018:

	For the Nine Months Ended September 30,
($ in thousands, except share and per share amounts)	2019	2018
Per share data:
Net asset value, beginning of period	$15.10	$15.03
Net investment income(1)	1.17	1.26
Net realized and unrealized gain (loss)	0.08	0.04
Total from operations	1.25	1.30
Issuance of common stock, net of offering costs(2)	(0.03)	-
Distributions declared from earnings(2)	(1.10)	(1.06)
Total increase in net assets	0.12	0.24
Net asset value, end of period	$15.22	$15.27
Shares outstanding, end of period	389,155,516	181,631,052
Per share market value at end of period	$15.77	N/A
Total Return, based on market value(3)	5.2%	N/A
Total Return, based on net asset value(4)	8.3%	8.8%
Ratios / Supplemental Data(5)
Ratio of total expenses to average net assets(6)(7)	4.5%	6.6%
Ratio of net investment income to average net assets(6)	9.9%	10.9%
Net assets, end of period	$5,924,625	$2,772,849
Weighted-average shares outstanding	302,373,486	129,234,396
Total capital commitments, end of period	N/A	$5,471,588
Ratio of total contributed capital to total committed capital, end of period	N/A	48.3%
Portfolio turnover rate	13.2%	30.4%

________________

(1)	The per share data was derived using the weighted average shares outstanding during the period.
(2)	The per share data was derived using actual shares outstanding at the date of the relevant transaction.
(3)

Total return based on market value is calculated as the change in market value per share during the respective periods, taking into account dividends and distributions, if any, reinvested in accordance with the Company’s dividend reinvestment plan. The beginning market value per share is based on the initial public offering price of $15.30 per share.

(4)

Total return is calculated as the change in net asset value (“NAV”) per share during the period, plus distributions per share (assuming dividends and distributions, if any, are reinvested in accordance with the Company’s dividend reinvestment plan), if any, divided by the beginning NAV per share.

(5)	Does not include expenses of investment companies in which the Company invests.
(6)	The ratio reflects an annualized amount, except in the case of non-recurring expenses (e.g. initial organization expenses).
(7)	Prior to the management and incentive fee waivers, the annualized total expenses to average net assets for the nine months ended September 30, 2019 and 2018 was 6.0% and 6.6%, respectively.

Note 12. Subsequent Events

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

On July 22, 2019, we closed our initial public offering ("IPO"), issuing 10 million shares of our common stock at a public offering price of $15.30 per share, and on August 2, 2019, the underwriters exercised their option to purchase an additional 1.5 million shares of common stock at a purchase price of $15.30 per share.  Net of underwriting fees and offering costs, we received total cash proceeds of $164.0 million. Our common stock began trading on the New York Stock Exchange (“NYSE”) under the symbol “ORCC” on July 18, 2019. In connection with the IPO, on July 22, 2019, we entered into a stock repurchase plan (the “Company 10b5-1 Plan”), to acquire up to $150 million in the aggregate of our common stock at prices below its net asset value per share over a specified period, in accordance with the guidelines specified in Rule 10b-18 and Rule 10b5-1 of the Securities Exchange Act of 1934. The Company 10b5-1 Plan commenced on August 19, 2019.

The Adviser also serves as investment adviser to Owl Rock Capital Corporation II. Owl Rock Capital Corporation II is a corporation formed under the laws of the State of Maryland that, like us, has elected to be treated as a business development company (“BDC”) under the 1940 Act. Owl Rock Capital Corporation II’s investment objective is similar to ours, which is to generate current income, and to a lesser extent, capital appreciation by targeting investment opportunities with favorable risk-adjusted returns. As of September 30, 2019, Owl Rock Capital Corporation II had raised gross proceeds of approximately $801.3 million, including seed capital contributed by the Adviser in September 2016 and approximately $10.0 million in gross proceeds raised from certain individuals and entities affiliated with the Adviser.

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

Our Investment Framework

We are a Maryland corporation organized primarily to originate and make loans to, and make debt and equity investments in, U.S. middle market companies. Our investment objective is to generate current income, and to a lesser extent, capital appreciation by targeting investment opportunities with favorable risk-adjusted returns. Since our Adviser and its affiliates began investment activities in April 2016 through September 30, 2019, our Adviser and its affiliates have originated $17.2 billion aggregate principal amount of investments, of which $15.7 billion of aggregate principal amount of investments prior to any subsequent exits or repayments, was retained by either us or a corporation or fund advised by our Adviser or its affiliates. We seek to generate current income primarily in U.S. middle market companies through direct originations of senior secured loans or originations of unsecured loans, subordinated loans or mezzanine loans and, to a lesser extent, investments in equity-related securities including warrants, preferred stock and similar forms of senior equity.

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

As of September 30, 2019, our average debt investment size in each of our portfolio companies was approximately $86.8 million based on fair value. As of September 30, 2019, our portfolio companies, excluding the investment in Sebago Lake and certain investments that fall outside of our typical borrower profile and represent 96.3%% of our total portfolio based on fair value, had weighted average annual revenue of $419 million and weighted average annual EBITDA of $77 million.

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

Revenues

We generate revenues primarily in the form of interest income from the investments we hold. In addition, we may generate income from dividends on either direct equity investments or equity interests obtained in connection with originating loans, such as options, warrants or conversion rights. Our debt investments typically have a term of three to ten years. As of September 30, 2019, 100.0% of our debt investments based on fair value bear interest at a floating rate, subject to interest rate floors, in certain cases. Interest on our debt investments is generally payable either monthly or quarterly.

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

Expenses

Our primary operating expenses include the payment of the management fee and, when the incentive fee waiver expires, the incentive fee, and expenses reimbursable under the Administration Agreement and Investment Advisory Agreement. The management fee and incentive fee compensate our Adviser for work in identifying, evaluating, negotiating, closing, monitoring and realizing our investments.

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

Portfolio and Investment Activity

As of September 30, 2019, based on fair value, our portfolio consisted of 79.4% first lien senior secured debt investments (of which 43% we consider to be unitranche debt investments (including “last out” portions of such loans)), 19.3% second lien senior secured debt investments, 1.1% investment funds and vehicles, and 0.2% equity investments.

As of September 30, 2019, our weighted average total yield of the portfolio at fair value and amortized cost was 8.9% and 8.9%, respectively, and our weighted average yield of debt and income producing securities at fair value and amortized cost was 9.0% and 8.9%, respectively.

As of September 30, 2019, we had investments in 96 portfolio companies with an aggregate fair value of $8.3 billion.

Our investment activity for the three months ended September 30, 2019 and 2018 is presented below (information presented herein is at par value unless otherwise indicated).

	For the Three Months Ended September 30,
($ in thousands)	2019	2018
New investment commitments
Gross originations	$1,631,537	$2,019,388
Less: Sell downs	(88,809)	(303,690)
Total new investment commitments	$1,542,728	$1,715,698
Principal amount of investments funded:
First-lien senior secured debt investments	$845,282	$1,160,059
Second-lien senior secured debt investments	443,270	311,137
Unsecured debt investments	—	—
Equity investments	—	—
Investment funds and vehicles	1,500	9,629
Total principal amount of investments funded	$1,290,052	$1,480,825
Principal amount of investments sold or repaid:
First-lien senior secured debt investments	$(140,281)	$(97,259)
Second-lien senior secured debt investments	(52,000)	(145,350)
Unsecured debt investments	(23,000)	—
Equity investments	—	(2,760)
Investment funds and vehicles	—	—
Total principal amount of investments sold or repaid	$(215,281)	$(245,369)
Number of new investment commitments in new portfolio companies(1)	10	17
Average new investment commitment amount	$129,504	$93,492
Weighted average term for new investment commitments (in years)	6.7	6.1
Percentage of new debt investment commitments at floating rates	100.0%	100.0%
Percentage of new debt investment commitments at fixed rates	0.0%	0.0%
Weighted average interest rate of new investment commitments(2)	8.7%	8.1%
Weighted average spread over LIBOR of new floating rate investment commitments	6.6%	5.7%

________________

(1)	Number of new investment commitments represents commitments to a particular portfolio company.
(2)	Assumes each floating rate commitment is subject to the greater of the interest rate floor (if applicable) or 3-month LIBOR, which was 2.09% and 2.40% as of September 30, 2019 and 2018, respectively.

As of September 30, 2019 and December 31, 2018, our investments consisted of the following:

	September 30, 2019			December 31, 2018
($ in thousands)	Amortized Cost		Fair Value	Amortized Cost	Fair Value
First-lien senior secured debt investments	$6,582,453	(3)	$6,563,293	$4,566,573	$4,554,835
Second-lien senior secured debt investments	1,608,423		1,599,998	1,119,507	1,109,366
Unsecured debt investments	—		—	23,000	22,183
Equity investments(1)	13,335		14,995	11,215	11,063
Investment funds and vehicles(2)	93,138		91,968	91,138	86,622
Total Investments	$8,297,349		$8,270,254	$5,811,433	$5,784,069

________________

(1)	Includes investment in Wingspire.
(2)	Includes investment in Sebago Lake.
(3)	43% of which we consider unitranche loans.

The table below describes investments by industry composition based on fair value as of September 30, 2019 and December 31, 2018:

	September 30, 2019	December 31, 2018
Advertising and media	2.8%	4.2%
Aerospace and defense	2.8	—
Automotive	1.9	2.6
Buildings and real estate	6.9	5.2
Business services	5.5	7.6
Chemicals	2.8	1.7
Consumer products	2.9	1.8
Containers and packaging	2.2	0.7
Distribution	7.4	10.6
Education	3.7	3.0
Energy equipment and services	1.6	1.6
Financial services (1)	1.6	1.9
Food and beverage	5.9	8.4
Healthcare providers and services	9.4	6.5
Healthcare technology	3.6	0.7
Household products	0.6	0.9
Infrastructure and environmental services	2.9	3.4
Insurance	4.5	0.6
Internet software and services	9.2	9.5
Investment funds and vehicles (2)	1.1	1.5
Leisure and entertainment	2.3	3.8
Manufacturing	3.0	1.8
Oil and gas	2.5	4.9
Professional services	8.7	11.4
Specialty retail	2.4	2.8
Telecommunications	0.6	0.6
Transportation	1.2	2.3
Total	100.0%	100.0%

________________

(1)	Includes investment in Wingspire.
(2)	Includes investment in Sebago Lake.

The table below describes investments by geographic composition based on fair value as of September 30, 2019 and December 31, 2018:

	September 30, 2019	December 31, 2018
United States:
Midwest	18.6%	17.3%
Northeast	19.1	22.0
South	42.0	36.7
West	16.2	20.1
Belgium	1.1	1.6
Canada	1.1	0.9
United Kingdom	1.9	1.4
Total	100.0%	100.0%

The weighted average yields and interest rates of our investments at fair value as of September 30, 2019 and December 31, 2018 were as follows:

	September 30, 2019	December 31, 2018
Weighted average total yield of portfolio	8.9%	9.4%
Weighted average total yield of debt and income producing securities	9.0%	9.4%
Weighted average interest rate of debt securities	8.4%	9.0%
Weighted average spread over LIBOR of all floating rate investments	6.2%	6.3%

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

The following table shows the composition of our portfolio on the 1 to 5 rating scale as of September 30, 2019 and December 31, 2018:

	September 30, 2019		December 31, 2018
Investment Rating	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
($ in thousands)
1	$777,201	9.4%	$748,877	12.9%
2	7,045,834	85.2	4,665,758	80.7
3	447,219	5.4	369,434	6.4
4	—	—	—	—
5	—	—	—	—
Total	$8,270,254	100.0%	$5,784,069	100.0%

The following table shows the amortized cost of our performing and non-accrual debt investments as of September 30, 2019 and December 31, 2018:

	September 30, 2019		December 31, 2018
($ in thousands)	Amortized Cost	Percentage	Amortized Cost	Percentage
Performing	$8,190,876	100.0%	$5,709,080	100.0%
Non-accrual	—	—	—	—
Total	$8,190,876	100.0%	$5,709,080	100.0%

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

Sebago Lake LLC

Sebago Lake, a Delaware limited liability company, was formed as a joint venture between us and The Regents of the University of California (“Regents”) and commenced operations on June 20, 2017. Sebago Lake’s principal purpose is to make investments, primarily in senior secured loans that are made to middle-market companies or in broadly syndicated loans. Both we and Regents (the “Members”) have a 50% economic ownership in Sebago Lake. Except under certain circumstances, contributions to Sebago Lake cannot be redeemed. Each of the Members initially agreed to contribute up to $100 million to Sebago Lake. On July 26, 2018, each of the Members increased their contribution to Sebago Lake up to an aggregate of $125 million. As of September 30, 2019, each Member has funded $93.1 million of their respective $125 million commitments. Sebago Lake is managed by the Members, each of which have equal voting rights. Investment decisions must be approved by each of the Members.

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

As of September 30, 2019 and December 31, 2018, Sebago Lake had total investments in senior secured debt at fair value of $501.7 million and $531.5 million, respectively. The determination of fair value is in accordance with ASC 820; however, such fair value is not included in our Board’s valuation process. The following table is a summary of Sebago Lake’s portfolio as well as a listing of the portfolio investments in Sebago Lake’s portfolio as of September 30, 2019 and December 31, 2018:

($ in thousands)	September 30, 2019	December 31, 2018
Total senior secured debt investments(1)	$508,724	$545,553
Weighted average spread over LIBOR(1)	4.59%	4.66%
Number of portfolio companies	16	16
Largest funded investment to a single borrower(1)	$49,394	$49,768

________________

(1)	At par.

Sebago Lake's Portfolio as of September 30, 2019 ($ in thousands)
Company(1)(2)(4)(5)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(3)	Fair Value	Percentage of Members' Equity
Debt Investments
Aerospace and defense
Applied Composites Holdings, LLC (fka AC&A Enterprises Holdings, LLC)(7)	First lien senior secured loan	L + 5.50%	12/21/2023	35,277	$34,751	34,734	18.9%
Applied Composites Holdings, LLC (fka AC&A Enterprises Holdings, LLC)(10)(11)(13)	First lien senior secured revolving loan	L + 5.50%	12/21/2022	—	(39)	(46)	—%
Dynasty Acquisition Co., Inc. (dba StandardAero Limited)(7)	First lien senior secured loan	L + 4.00%	4/4/2026	40,000	39,811	39,805	21.6%
Space Exploration Technologies Corp.(6)	First lien senior secured loan	L + 4.25%	11/21/2025	24,813	24,591	24,440	13.3%
				100,090	99,114	98,933	53.8%
Education
SSH Group Holdings, Inc. (dba Stratford School)(6)(9)	First lien senior secured loan	L + 4.25%	7/30/2025	34,650	34,559	34,607	18.8%
Food and beverage
DecoPac, Inc.(6)	First lien senior secured loan	L + 4.25%	9/30/2024	20,561	20,486	20,561	11.1%
DecoPac, Inc.(6)(10)(13)	First lien senior secured revolving loan	L + 4.25%	9/29/2023	500	488	500	0.3%
FQSR, LLC (dba KBP Investments)(7)	First lien senior secured loan	L + 5.50%	5/14/2023	24,570	24,291	24,280	13.2%
FQSR, LLC (dba KBP Investments)(7)(10)(12)(13)	First lien senior secured delayed draw term loan	L + 5.50%	5/14/2020	7,223	6,902	6,948	3.8%
Give & Go Prepared Foods Corp.(7)	First lien senior secured loan	L + 4.25%	7/29/2023	24,500	24,458	22,908	12.5%
Sovos Brands Intermediate, Inc.(8)	First lien senior secured loan	L + 5.00%	7/20/2025	44,663	44,269	44,239	24.1%
				122,017	120,894	119,436	65.0%
Healthcare equipment and services
Cadence, Inc.(6)	First lien senior secured loan	L + 4.50%	5/21/2025	27,334	26,772	26,795	14.5%
Cadence, Inc.(10)(11)(13)	First lien senior secured revolving loan	L + 4.50%	5/21/2025	—	(133)	(145)	(0.1)%
				27,334	26,639	26,650	14.4%

Sebago Lake's Portfolio as of September 30, 2019 ($ in thousands)
Company(1)(2)(4)(5)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(3)	Fair Value	Percentage of Members' Equity
Healthcare technology
VVC Holdings Corp. (dba Athenahealth, Inc.)(7)(9)	First lien senior secured loan	L + 4.50%	2/11/2026	19,900	19,529	19,826	10.8%
Infrastructure and environmental services
CHA Holding, Inc.(7)	First lien senior secured loan	L + 4.50%	4/10/2025	24,687	24,596	24,581	13.3%
CHA Holding, Inc.(7)(10)(12)(13)	First lien senior secured delayed draw term loan	L + 4.50%	10/10/2019	5,203	5,183	5,181	2.8%
				29,890	29,779	29,762	16.1%
Insurance
Integro Parent Inc.(6)	First lien senior secured loan	L + 5.75%	10/28/2022	44,310	44,147	43,846	23.8%
Integro Parent Inc.(10)(11)(13)	First lien senior secured revolving loan	L + 5.75%	10/30/2021	—	(18)	(49)	—%
USRP Holdings, Inc. (dba U.S. Retirement and Benefits Partners)(8)	First lien senior secured loan	L + 4.25%	3/29/2025	34,563	33,858	33,445	18.2%
USRP Holdings, Inc. (dba U.S. Retirement and Benefits Partners)(8)(10)(13)	First lien senior secured revolving loan	L + 4.25%	3/29/2023	875	744	677	0.4%
USRP Holdings, Inc. (dba U.S. Retirement and Benefits Partners)(8)(10)(12)(13)	First lien senior secured delayed draw term loan	L + 4.25%	3/29/2020	6,101	5,931	5,820	3.2%
				85,849	84,662	83,739	45.6%
Internet software and services
DigiCert, Inc.(6)	First lien senior secured loan	L + 4.00%	10/31/2024	49,394	49,161	49,394	26.9%
Manufacturing
Engineered Machinery Holdings(7)(9)	First lien senior secured loan	L + 4.25%	7/19/2024	14,888	14,621	14,801	8.0%
Transportation
Uber Technologies, Inc.(6)(9)	First lien senior secured loan	L + 4.00%	4/4/2025	24,712	24,573	24,532	13.3%
Total Debt Investments				$508,724	$503,531	$501,680	272.7%
Total Investments				$508,724	$503,531	$501,680	272.7%
________________

(1)	Certain portfolio company investments are subject to contractual restrictions on sales.
(2)	Unless otherwise indicated, Sebago Lake’s investments are pledged as collateral supporting the amounts outstanding under Sebago Lake’s credit facility.
(3)	The amortized cost represents the original cost adjusted for the amortization of discounts and premiums, as applicable, on debt investments using the effective interest method.
(4)	Unless otherwise indicated, all investments are considered Level 3 investments.
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

(6)	The interest rate on these loans is subject to 1 month LIBOR, which as of September 30, 2019 was 2.02%.
(7)	The interest rate on these loans is subject to 3 month LIBOR, which as of September 30, 2019 was 2.09%.
(8)	The interest rate on these loans is subject to 6 month LIBOR, which as of September 30, 2019 was 2.06%.
(9)	Level 2 investment.
(10)	Position or portion thereof is an unfunded loan commitment.
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

(13)	The date disclosed represents the commitment period of the unfunded term loan. Upon expiration of the commitment period, the funded portion of the term loan may be subject to a longer maturity date.
(14)	Investment is not pledged as collateral under Sebago Lake’s credit facility.

Below is selected balance sheet information for Sebago Lake as of September 30, 2019 and December 31, 2018:

($ in thousands)	September 30, 2019 (Unaudited)	December 31, 2018
Assets
Investments at fair value (amortized cost of $503,531 and $540,076, respectively)	$501,680	$531,515
Cash	9,890	13,487
Interest receivable	867	1,925
Prepaid expenses and other assets	88	455
Total Assets	$512,525	$547,382
Liabilities
Debt (net of unamortized debt issuance costs of $4,267 and $5,368, respectively)	$321,416	$356,611
Loan origination and structuring fees payable	—	4,871
Distributions payable	4,580	6,460
Accrued expenses and other liabilities	2,593	6,196
Total Liabilities	$328,589	$374,138
Members' Equity
Members' Equity	183,936	173,244
Members' Equity	183,936	173,244
Total Liabilities and Members' Equity	$512,525	$547,382

Below is selected statement of operations information for Sebago Lake for the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2019	2018	2019	2018
Investment Income
Interest income	$9,163	$10,772	$29,646	$25,478
Other income	69	333	194	553
Total Investment Income	9,232	11,105	29,840	26,031
Expenses
Loan origination and structuring fee	—	1,227	—	4,046
Interest expense	4,227	4,812	13,411	11,338
Professional fees	182	209	537	621
Total Expenses	4,409	6,248	13,948	16,005
Net Investment Income Before Taxes	4,823	4,857	15,892	10,026
Taxes	181	402	768	402
Net Investment Income After Taxes	$4,642	$4,455	$15,124	$9,624
Net Realized and Unrealized Gain (Loss) on Investments
Net Unrealized Gain (Loss) on Investments	505	284	6,710	(1,402)
Net Realized Gain (Loss) on Investments	—	50	—	50
Total Net Unrealized Gain (Loss) on Investments	505	334	6,710	(1,352)
Net Increase in Members' Equity Resulting from Operations	$5,147	$4,789	$21,834	$8,272

On August 9, 2017, Sebago Lake Financing LLC and SL Lending LLC, wholly-owned subsidiaries of Sebago Lake, entered into a credit facility with Goldman Sachs Bank USA. Goldman Sachs Bank USA serves as the sole lead arranger, syndication agent and administrative agent, and State Street Bank and Trust Company serves as the collateral administrator and agent. The credit facility includes a maximum borrowing capacity of $400 million. As of September 30, 2019, there was $325.7 million outstanding under the credit facility. For the three and nine months ended September 30, 2019 and 2018, the components of interest expense were as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
($ in thousands)	2019	2018	2019	2018
Interest expense	$3,813	$4,391	$12,181	$10,186
Amortization of debt issuance costs	414	421	1,230	1,152
Total Interest Expense	$4,227	$4,812	$13,411	$11,338
Average interest rate	4.5%	4.5%	4.7%	4.3%
Average daily borrowings	$328,293	$377,583	$338,917	$311,108

Loan Origination and Structuring Fees

If the loan origination and structuring fees earned by Sebago Lake during a fiscal period exceed Sebago Lake’s expenses and other obligations (excluding financing costs), such excess is allocated to the Member(s) responsible for the origination of the loans pro rata in accordance with the total loan origination and structuring fees earned by Sebago Lake with respect to the loans originated by such Member; provided, that in no event will the amount allocated to a Member exceed 1% of the par value of the loans originated by such Member in any fiscal year. The loan origination and structuring fee is accrued quarterly and included in other income from controlled, affiliated investments on our Consolidated Statements of Operations and paid annually. On February 27, 2019, the Members agreed to amend the terms of Sebago Lake’s operating agreement to eliminate the allocation of excess loan origination and structuring fees to the Members. As such, for the three and nine months ended September 30, 2019, we accrued no income based on loan origination and structuring fees. For the three and nine months ended September 30, 2018, we accrued income based on loan origination and structuring fees of $1.2 million and $4.0 million, respectively.

Results of Operations

The following table represents the operating results for the three and nine months ended September 30, 2019 and 2018:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
($ in millions)	2019	2018	2019	2018
Total Investment Income	$188.1	$110.5	$515.8	$262.0
Less: Net operating expenes	49.9	38.7	160.5	98.6
Net Investment Income (Loss) Before Taxes	$138.2	$71.8	$355.3	$163.4
Less: Income taxes, including excise taxes	0.3	0.2	1.8	0.8
Net Investment Income (Loss) After Taxes	$137.9	$71.6	$353.5	$162.6
Net change in unrealized gain (loss)	(20.7)	(3.5)	2.8	4.3
Net realized gain (loss)	1.5	4.2	1.5	0.4
Net Increase (Decrease) in Net Assets Resulting from Operations	$118.7	$72.3	$357.8	$167.3

Net increase (decrease) in net assets resulting from operations can vary from period to period as a result of various factors, including the level of new investment commitments, expenses, the recognition of realized gains and losses and changes in unrealized appreciation and depreciation on the investment portfolio.

Investment Income

Investment income for the three and nine months ended September 30, 2019 and 2018 were as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
($ in millions)	2019	2018	2019	2018
Interest income from investments	$180.9	$104.9	$498.8	$246.1
Dividend income	2.3	2.2	7.6	5.1
Other income	4.9	3.4	9.4	10.8
Total investment income	$188.1	$110.5	$515.8	$262.0

For the three months ended September 30, 2019 and 2018

Investment income increased to $188.1 million for the three months ended September 30, 2019 from $110.5 million for the same period in prior year primarily due to an increase in interest income as a result of an increase in our investment portfolio, which, at par, increased from $4.8 billion as of September 30, 2018, to $8.4 billion as of September 30, 2019. Included in interest income are other fees such as prepayment fees and accelerated amortization of upfront fees from unscheduled paydowns. Period over period, income generated from these fees represented $3.5 million and $6.1 million, for the three months ended September 30, 2019 and 2018, respectively. In addition to the growth in the portfolio, the incremental increase in investment income was due to an increase in dividend income earned from our investment in Sebago Lake of $0.1 million period-over-period. Other income increased period-over-period due to an increase in incremental fee income, which are fees that are generally available to us as a result of closing investments and normally paid at the time of closing, of $2.7 million, offset by $1.2 million of Sebago Lake fee income received for the three months ended September 30, 2018 that is no longer received subsequent to December 31, 2018 (Refer to “Note 4. Investments – Loan Origination and Structuring Fees” for additional information). We expect that investment income will continue to increase provided that our investment portfolio continues to increase.

For the nine months ended September 30, 2019 and 2018

Investment income increased to $515.8 million for the nine months ended September 30, 2019 from $262.0 million for the same period in prior year primarily due to an increase in interest income as a result of an increase in our investment portfolio, which, at par, increased from $4.8 billion as of September 30, 2018, to $8.4 billion as of September 30, 2019. Included in interest income are other fees such as prepayment fees and accelerated amortization of upfront fees from unscheduled paydowns. Period over period, income generated from these fees represented $15.5 million and $14.2 million, for the nine months ended September 30, 2019 and 2018, respectively. In addition to the growth in the portfolio, the incremental increase in investment income was due to an increase in dividend income earned from our investment in Sebago Lake of $2.5 million period-over-period. Other income decreased primarily as a result of $4.0 million of Sebago Lake fee income received for the nine months ended September 30, 2018 that is no longer received subsequent to December 31, 2018 (Refer to “Note 4. Investments – Loan Origination and Structuring Fees” for additional information). We expect that investment income will continue to increase provided that our investment portfolio continues to increase.

Expenses

Expenses for the three and nine months ended September 30, 2019 and 2018 were as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
($ in millions)	2019	2018	2019	2018
Interest expense	$29.4	$21.4	$101.0	$50.5
Management fee	26.8	13.3	57.4	38.1
Performance based incentive fees	19.7	—	19.7	—
Professional fees	2.9	2.6	7.4	5.6
Directors' fees	0.1	0.1	0.4	0.4
Other general and administrative	2.7	1.3	6.3	4.0
Total operating expenses	$81.6	$38.7	$192.2	$98.6
Management and incentive fees waived	(31.7)	—	(31.7)	—
Net operating expenses	$49.9	$38.7	$160.5	$98.6

Under the terms of the Administration Agreement, we reimburse the Adviser for services performed for us. In addition, pursuant to the terms of the Administration Agreement, the Adviser may delegate its obligations under the Administration Agreement to an affiliate or to a third party and we reimburse the Adviser for any services performed for us by such affiliate or third party.

For the three months ended September 30, 2019 and 2018

Total expenses increased to $49.9 million for the three months ended September 30, 2019 from $38.7 million for the same period in the prior year primarily due to an increase in interest expense. The increase in interest expense of $8.0 million was driven by both an increase in average daily borrowings to $2.1 billion from $1.8 billion period over period, and an increase in the average interest rate to 5.1% from 4.3% period over period. The average stated interest rate increased as a result of the subscription facility terminating in June of 2019. Interest expense increased period over period, and we would expect it to continue to increase as we re-deploy leverage and our asset coverage ratio decreases. As of September 30, 2018, our asset coverage ratio was 237% compared to 334% as of September 30, 2019.

For the nine months ended September 30, 2019 and 2018

Total expenses increased to $160.5 million for the nine months ended September 30, 2019 from $98.6 million for the same period in the prior year primarily due to an increase in interest expense. The increase in interest expense of $50.5 million was driven by both an increase in average daily borrowings to $2.5 billion from $1.5 billion period over period, and an increase in the average interest rate to 4.9% from 4.0% period over period. The average stated interest rate increased as a result of the subscription facility terminating in June of 2019. Interest expense increased period over period, and we would expect it to continue to increase as we re-deploy leverage and our asset coverage ratio decreases. As of September 30, 2018, our asset coverage ratio was 237% compared to 334% as of September 30, 2019.

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

For the three and nine months ended September 30, 2019 we recorded expenses of $0.3 million and $1.8 million for U.S. federal excise tax, respectively. For the three and nine months ended September 30, 2018 we recorded expenses of $0.2 million and $0.8 million for U.S. federal excise tax, respectively.

Net Unrealized Gains (Losses) on Investments

We fair value our portfolio investments quarterly and any changes in fair value are recorded as unrealized gains or losses.  During the three and nine months ended September 30, 2019 and 2018, net unrealized gains (losses) on our investment portfolio were comprised of the following:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
($ in millions)	2019	2018	2019	2018
Net unrealized gain (loss) on investments	$(20.6)	$(3.4)	$3.0	$4.4
Translation of assets and liabilities in foreign currencies	(0.1)	(0.1)	(0.2)	(0.1)
Net unrealized gain (loss) on investments	$(20.7)	$(3.5)	$2.8	$4.3

For the three months ended September 30, 2019 and 2018

For the three months ended September 30, 2019, the net unrealized loss was primarily driven by a decrease in the fair value of our debt investments as compared to June 30, 2019. For the three months ended September 30, 2019, the fair value of our debt investments as a percentage of principal decreased by 0.3% on our $8.4 billion portfolio as compared to a 0.2% decrease in fair value of our debt investments as a percentage of principal on our $4.8 billion portfolio for the same period in prior year.

For the nine months ended September 30, 2019 and 2018

For the nine months ended September 30, 2019, the net unrealized gain was primarily driven by an increase in the fair value of our debt investments as compared to December 31, 2018. For the nine months ended September 30, 2019, the fair value of our debt investments as a percentage of principal increased by 0.2% on our $8.4 billion portfolio as compared to a 0.2% decrease in fair value of our debt investments as a percentage of principal on our $4.8 billion portfolio for the same period in prior year, which was offset by reversal of unrealized losses for investments realized during the period.

Net Realized Gains (Losses) on Investments

The realized gains and losses on fully exited and partially exited portfolio companies during the three and nine months ended September 30, 2019 and 2018 were comprised of the following:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
($ in millions)	2019	2018	2019	2018
Net realized gain (loss) on investments	$1.3	$4.1	$1.1	$0.3
Net realized gain (loss) on foreign currency transactions	0.2	0.1	0.4	0.1
Net realized gain (loss) on investments	$1.5	$4.2	$1.5	$0.4

Realized Gross Internal Rate of Return

Since we began investing in 2016 through September 30, 2019, our exited investments have resulted in an aggregate cash flow realized gross internal rate of return to us of over 11.5% (based on total capital invested of $1.9 billion and total proceeds from these exited investments of $2.1 billion). Over eighty percent of these exited investments resulted in an aggregate cash flow realized gross internal rate of return (“IRR”) to us of 10% or greater.

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

Financial Condition, Liquidity and Capital Resources

Our liquidity and capital resources are generated primarily from cash flows from interest, dividends and fees earned from our investments and principal repayments, our credit facilities and other debt. We may also generate cash primarily from cash flow from operations, future borrowings and future offerings of securities including public and/or private issuances of debt and/or equity securities through both registered offerings off of our shelf registration statement and private offerings. The primary uses of our cash are (i) investments in portfolio companies and other investments and to comply with certain portfolio diversification requirements, (ii) the cost of operations (including paying our Adviser), (iii) debt service, repayment and other financing costs of any borrowings and (iv) cash distributions to the holders of our shares.

We may from time to time enter into additional debt facilities, increase the size of our existing credit facilities or issue additional debt securities. Any such incurrence or issuance would be subject to prevailing market conditions, our liquidity requirements, contractual and regulatory restrictions and other factors. In accordance with the 1940 Act, with certain limited exceptions, we are only allowed to incur borrowings, issue debt securities or issue preferred stock, if immediately after the borrowing or issuance, the ratio of total assets (less total liabilities other than indebtedness) to total indebtedness plus preferred stock, is at least 200% (or 150% if certain conditions are met). As of September 30, 2019 and December 31, 2018, our asset coverage ratio was 334% and 225%, respectively. Our asset coverage ratio increased from December 31, 2018 to September 30, 2019 as a result of our final capital call, with proceeds due on June 17, 2019, in which we subsequently repaid debt with the proceeds. Quarter-over-quarter, our asset coverage ratio decreased as we continued to re-deploy leverage. We seek to carefully consider our unfunded commitments for the purpose of planning our ongoing financial leverage. Further, we maintain sufficient borrowing capacity within the 200% (or 150% if certain conditions are met) asset coverage limitation to cover any outstanding unfunded commitments we are required to fund.

Cash and restricted cash as of September 30, 2019, taken together with our available debt, is expected to be sufficient for our investing activities and to conduct our operations in the near term. As of September 30, 2019, we had $1.2 billion available under our credit facilities.

As of September 30, 2019, we had $197.6 million in cash and restricted cash. During the nine months ended September 30, 2019, we used $2.2 billion in cash for operating activities, primarily as a result of funding portfolio investments of $3.5 billion, partially offset by sell downs and repayments of $1.0 billion and other operating activity of $0.3 billion. Lastly, cash provided by financing activities was $2.2 billion during the period, which was the result of proceeds from the issuance of shares, net of underwriting and offering costs, of $2.5 billion, partially offset by net repayments on our credit facilities of $0.1 billion and distributions paid of $0.2 billion.

Equity

IPO, Subscriptions and Drawdowns

We have the authority to issue 500,000,000 common shares at $0.01 per share par value.

On July 22, 2019, we closed our initial public offering ("IPO"), issuing 10 million shares of our common stock at a public offering price of $15.30 per share, and on August 2, 2019, the underwriters exercised their option to purchase an additional 1.5 million shares of common stock at a purchase price of $15.30 per share.  Net of underwriting fees and offering costs, we received total cash proceeds of $164.0 million. Our common stock began trading on the New York Stock Exchange (“NYSE”) under the symbol “ORCC” on July 18, 2019. In connection with the IPO, on July 22, 2019, the Company entered into a stock repurchase plan (the “Company 10b5-1 Plan”), to acquire up to $150 million in the aggregate of the Company’s common stock at prices below its net asset value per share over a specified period, in accordance with the guidelines specified in Rule 10b-18 and Rule 10b5-1 of the Securities Exchange Act of 1934. The Company 10b5-1 Plan commenced on August 19, 2019.

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

During the nine months ended September 30, 2019, we delivered the following capital call notices to our investors:

Capital Drawdown Notice Date	Common Share Issuance Date	Number of Common Shares Issued	Aggregate Offering Price ($ in millions)
June 4, 2019	June 17, 2019	103,504,284	$1,580.5
March 8, 2019	March 21, 2019	19,267,823	300.0
January 30, 2019	February 12, 2019	29,220,780	450.0
Total		151,992,887	$2,330.5

During the nine months ended September 30, 2018, we delivered the following capital call notices to our investors:

Capital Drawdown Notice Date	Common Share Issuance Date	Number of Common Shares Issued	Aggregate Offering Price ($ in millions)
August 7, 2018	August 20, 2018	19,404,916	$300.0
July 24, 2018	August 6, 2018	9,733,940	150.0
July 10, 2018	July 23, 2018	13,053,380	200.0
June 14, 2018	June 27, 2018	12,901,364	200.0
April 5, 2018	April 18, 2018	13,149,244	200.0
March 5, 2018	March 16, 2018	11,347,030	175.0
Total		79,589,874	$1,225.00

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

Distributions

The following table reflects the distributions declared on shares of our common stock during the nine months ended September 30, 2019:

	September 30, 2019
Date Declared	Record Date	Payment Date	Distribution per Share
May 28, 2019	September 30, 2019	November 15, 2019	$0.31
May 28, 2019 (special dividend)	September 30, 2019	November 15, 2019	$0.02
June 4, 2019	June 14, 2019	August 15, 2019	$0.44
February 27, 2019	March 31, 2019	May 14, 2019	$0.33

On October 30, 2019, our Board declared, in addition to the special dividends previously declared, a distribution of $0.31 per share, for shareholders of record on December 31, 2019 payable on or before January 31, 2020.

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

The following table reflects the common stock issued pursuant to the dividend reinvestment plan during the nine months ended September 30, 2019:

Date Declared	Record Date	Payment Date	Shares
June 4, 2019	June 14, 2019	August 15, 2019	3,965,754
February 27, 2019	March 31, 2019	May 14, 2019	2,882,297
November 6, 2018	December 31, 2018	January 31, 2019	2,613,223

The following table reflects the common stock issued pursuant to the dividend reinvestment plan during the nine months ended September 30, 2018:

Date Declared	Record Date	Payment Date	Shares
June 22, 2018	June 30, 2018	August 15, 2018	1,539,516
March 2, 2018	March 31, 2018	April 30, 2018	1,310,272
November 7, 2017	December 31, 2017	January 31, 2018	1,231,796

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

The Company 10b5-1 Plan commenced on August 19, 2019 and terminates upon the earliest to occur of (i) 18-months (tolled for periods during which the Company 10b5-1 Plan is suspended), (ii) the end of the trading day on which the aggregate purchase price for all shares purchased under the Company 10b5-1 Plan equals $150 million and (iii) the occurrence of certain other events described in the Company 10b5-1 Plan. As of September 30, 2019, no purchases have been made under the Company 10b5-1 Plan.

Debt

Aggregate Borrowings

Debt obligations consisted of the following as of September 30, 2019 and December 31, 2018:

	September 30, 2019
($ in thousands)	Aggregate Principal Committed	Outstanding Principal	Amount Available(1)	Net Carrying Value(2)
Revolving Credit Facility(3)(5)	$1,170,000	$716,137	$439,083	$708,212
SPV Asset Facility I	400,000	300,000	100,000	297,015
SPV Asset Facility II	550,000	150,000	400,000	144,199
SPV Asset Facility III	500,000	375,000	125,000	371,123
SPV Asset Facility IV	100,000	250	99,750	(2,851)
CLO I	390,000	390,000	—	386,443
2023 Notes(4)	150,000	150,000	—	150,404
2024 Notes(4)	400,000	400,000	—	404,478
Total Debt	$3,660,000	$2,481,387	$1,163,833	$2,459,023

________________

(1)	The amount available reflects any limitations related to each credit facility’s borrowing base.
(2)

The carrying value of the Company’s Revolving Credit Facility, SPV Asset Facility I, SPV Asset Facility II, SPV Asset Facility III, SPV Asset Facility IV, CLO I, 2023 Notes, and 2024 Notes are presented net of deferred unamortized debt issuance costs of $7.9 million, $3.0 million, $5.8 million, $3.9 million, $3.1 million, $3.6 million, $1.5 million and $9.4 million, respectively.

(3)	Includes the unrealized translation gain (loss) on borrowings denominated in foreign currencies.
(4)	Inclusive of change in fair value of effective hedge.
(5)	The amount available is reduced by $14.8 million of outstanding letters of credit.

	December 31, 2018
($ in thousands)	Aggregate Principal Committed	Outstanding Principal	Amount Available(1)	Net Carrying Value(2)
Subscription Credit Facility(3)	$900,000	$883,000	$4,487	$881,795
Revolving Credit Facility(4)	600,000	308,643	291,357	304,229
SPV Asset Facility I	400,000	400,000	—	396,352
SPV Asset Facility II	550,000	550,000	—	543,713
SPV Asset Facility III	500,000	300,000	200,000	294,995
2023 Notes(5)	150,000	150,000	—	146,633
Total Debt	$3,100,000	$2,591,643	$495,844	$2,567,717

________________

(1)	The amount available reflects any limitations related to each credit facility’s borrowing base.
(2)

The carrying value of the Company’s Subscription Credit Facility, Revolving Credit Facility, SPV Asset Facility I, SPV Asset Facility II, SPV Asset Facility III and the 2023 Notes are presented net of deferred unamortized debt issuance costs of $1.2 million, $4.4 million, $3.6 million, $6.3 million, $5.0 million and $1.8 million, respectively.

(3)	The amount available is reduced by $12.5 million of outstanding letters of credit.
(4)	Includes the unrealized translation gain (loss) on borrowings denominated in foreign currencies.
(5)	Inclusive of change in fair value of effective hedge.

For the three and nine months ended September 30, 2019 and 2018, the components of interest expense were as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
($ in thousands)	2019	2018	2019	2018
Interest expense	$26,969	$19,984	$93,748	$46,773
Amortization of debt issuance costs	2,465	1,402	7,273	3,772
Total Interest Expense	$29,434	$21,386	$101,021	$50,545
Average interest rate	5.14%	4.25%	4.92%	4.02%
Average daily borrowings	$2,056,484	$1,800,509	$2,512,055	$1,482,831

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

Borrowings under the Subscription Credit Facility bore interest, at our election at the time of drawdown, at a rate per annum equal to (i) in the case of LIBOR rate loans, an adjusted LIBOR rate for the applicable interest period plus 1.60% or (ii) in the case of reference rate loans, the greatest of (A) a prime rate plus 0.60%, (B) the federal funds rate plus 1.10%, and (C) one-month LIBOR plus 1.60%.  Loans may have been converted from one rate to another at any time at our election, subject to certain conditions.  We predominantly borrowed utilizing LIBOR rate loans, generally electing one-month LIBOR upon borrowing. We paid an unused commitment fee of 0.25% per annum on the unused commitments.

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

The maximum principal amount of the Revolving Credit Facility is $1.2 billion (increased from $1.1 billion on August 27, 2019; increased from $1.0 billion on July 26, 2019), subject to availability under the borrowing base, which is based on our portfolio investments and other outstanding indebtedness. Maximum capacity under the Revolving Credit Facility may be increased to $1.5 billion through the exercise by the Borrower of an uncommitted accordion feature through which existing and new lenders may, at their option, agree to provide additional financing. The Revolving Credit Facility includes a $50 million limit for swingline loans and is secured by a perfected first-priority interest in substantially all of the portfolio investments held by us and each Guarantor, subject to certain exceptions.

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

SPV Asset Facility IV

On August 2, 2019 (the “SPV Asset Facility IV Closing Date”), ORCC Financing IV LLC (“ORCC Financing IV”), a Delaware limited liability company and newly formed subsidiary, entered into a Credit Agreement (the “SPV Asset Facility IV”), with ORCC Financing IV, as borrower, Société Générale, as initial Lender and as Administrative Agent, State Street Bank and Trust Company, as Collateral Agent, Collateral Administrator and Custodian, and Cortland Capital Market Services LLC as Document Custodian and the lenders from time to time party thereto pursuant to Assignment and Assumption Agreements.

From time to time, we expect to sell and contribute certain investments to ORCC Financing IV pursuant to a Sale and Contribution Agreement by and between us and ORCC Financing IV.  No gain or loss will be recognized as a result of the contribution.  Proceeds from the SPV Asset Facility IV will be used to finance the origination and acquisition of eligible assets by ORCC Financing IV, including the purchase of such assets from us.  We retain a residual interest in assets contributed to or acquired by ORCC Financing IV through our ownership of ORCC Financing IV.  The maximum principal amount of the Credit Facility is $250 million, subject to a ramp period; the availability of this amount is subject to an overcollateralization ratio test, which is based on the value of ORCC Financing IV’s assets from time to time, and satisfaction of certain conditions, including an interest coverage ratio test, certain concentration limits and collateral quality tests.

The SPV Asset Facility IV provides for the ability to (1) draw term loans and (2) draw and redraw revolving loans under the SPV Asset Facility IV for a period of up to two years after the Closing Date unless the revolving commitments are terminated or converted to term loans sooner as provided in the SPV Asset Facility IV (the “Commitment Termination Date”).  Unless otherwise terminated, the SPV Asset Facility IV will mature on August 2, 2029 (the “Stated Maturity”).  Prior to the Stated Maturity, proceeds received by ORCC Financing IV from principal and interest, dividends, or fees on assets must be used to pay fees, expenses and interest on outstanding borrowings, and the excess may be returned to us, subject to certain conditions.  On the Stated Maturity, ORCC Financing IV must pay in full all outstanding fees and expenses and all principal and interest on outstanding borrowings, and the excess may be returned to us.

Amounts drawn bear interest at LIBOR (or, in the case of certain lenders that are commercial paper conduits, the lower of their cost of funds and LIBOR plus 0.25%) plus a spread ranging from 2.15% to 2.50%.  From the Closing Date to the Commitment Termination Date, there is a commitment fee ranging from 0.50% to 1.00% per annum on the undrawn amount, if any, of the revolving commitments in the SPV Asset Facility IV.  The SPV Asset Facility IV contains customary covenants, including certain financial maintenance covenants, limitations on the activities of ORCC Financing IV, including limitations on incurrence of incremental indebtedness, and customary events of default.  The SPV Asset Facility IV is secured by a perfected first priority security interest in the assets of ORCC Financing IV and on any payments received by ORCC Financing IV in respect of those assets.  Assets pledged to the Lenders will not be available to pay our debts.

CLOs

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

In connection with the offering of the 2023 Notes, on December 21, 2017 we entered into a centrally cleared interest rate swap to continue to align the interest rates of our liabilities with our investment portfolio, which consists predominately of floating rate loans. The notional amount of the interest rate swap is $150 million. We will receive fixed rate interest semi-annually at 4.75% and pay variable rate interest monthly based on 1-month LIBOR plus 2.545%. The interest rate swap matures on December 21, 2021. For the three and nine months ended September 30, 2019, we made periodic payments of $1.9 and $5.7 million, respectively. For the three and nine months ended September 30, 2018, we made periodic payments of $1.8 million and $4.9 million, respectively. The interest expense related to the 2023 Notes is offset by proceeds received from the interest rate swap. The swap adjusted interest expense is included as a component of interest expense in our Consolidated Statements of Operations. As of September 30, 2019 and December 31, 2018, the interest rate swap had a fair value of $1.9 million and $(1.6) million, respectively. Depending on the nature of the balance at period end, the fair value of the interest rate swap is either included as a component of accrued expenses and other liabilities or prepaid expenses and other assets on our Consolidated Statements of Assets and Liabilities. The change in fair value of the interest rate swap is equally offset by the change in fair value of the 2023 Notes. For further details, see “ITEM 1. – Notes to Consolidated Financial Statements – Note 6. Debt.”

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

In connection with the issuance of the 2024 Notes, on April 10, 2019 the Company entered into centrally cleared interest rate swaps to continue to align interest rates of its liabilities with the investment portfolio, which consists of predominantly floating rate loans. The notional amount of the interest rate swaps is $400 million. The Company will receive fixed rate interest at 5.25% and pay variable rate interest based on one-month LIBOR plus 2.937%. The interest rate swaps mature on April 10, 2024. For the three and nine months ended, the Company did not make any periodic payments. The interest expense related to the 2024 Notes is offset by the proceeds received from the interest rate swaps. The swap adjusted interest expense is included as a component of interest expense on our Consolidated Statements of Operations. As of September 30, 2019, the interest rate swap had a fair value of $13.9 million. Depending on the nature of the balance at period end, the fair value of the interest rate swap is either included as a component of accrued expenses and other liabilities or prepaid expenses and other assets on our Consolidated Statements of Assets and Liabilities.  The change in fair value of the interest rate swap is equally offset by the change in fair value of the 2024 Notes. For further details, see “ITEM 1. – Notes to Consolidated Financial Statements – Note 6. Debt.”

2025 Notes

On October 1, 2019, we issued $425 million aggregate principal amount of notes that mature on March 30, 2025 (the “2025 Notes”). The 2025 Notes bear interest at a rate of 4.00% per year, payable semi-annually on March 30 and September 30 of each year, commencing on March 30, 2020. We may redeem some or all of the 2025 Notes at any time, or from time to time, at a redemption price equal to the greater of (1) 100% of the principal amount of the 2025 Notes to be redeemed or (2) the sum of the present values of the remaining scheduled payments of principal and interest (exclusive of accrued and unpaid interest to the date of redemption) on the 2025 Notes to be redeemed, discounted to the redemption date on a semi-annual basis (assuming a 360-day year consisting of twelve 30-day months) using the applicable Treasury Rate plus 40 basis points, plus, in each case, accrued and unpaid interest to the redemption date; provided, however, that if we redeem any 2025 Notes on or after February 28, 2025 (the date falling one month prior to the maturity date of the 2025 Notes), the redemption price for the 2025 Notes will be equal to 100% of the principal amount of the 2025 Notes to be redeemed, plus accrued and unpaid interest, if any, to, but excluding, the date of redemption. “ITEM 1. – Notes to Consolidated Financial Statements – Note 6. Debt.”

Off-Balance Sheet Arrangements

Portfolio Company Commitments

From time to time, we may enter into commitments to fund investments. As of September 30, 2019 and December 31, 2018, we had the following outstanding commitments to fund investments in current portfolio companies:

Portfolio Company	Investment	September 30, 2019	December 31, 2018
($ in thousands)
3ES Innovation Inc. (dba Aucerna)	First lien senior secured revolving loan	$3,893	$—
Accela, Inc.	First lien senior secured revolving loan	2,084	3,284
Amspec Services Inc.	First lien senior secured revolving loan	13,377	12,084
Apptio, Inc.	First lien senior secured revolving loan	2,779	—
Aramsco, Inc.	First lien senior secured revolving loan	4,748	7,820
Associations, Inc.	First lien senior secured delayed draw term loan	24,413	37,226
Associations, Inc.	First lien senior secured revolving loan	11,543	11,543
BCPE Empire Holdings, Inc. (dba Imperial-Dade)	First lien senior secured delayed draw term loan	527	—
Black Mountain Sand Eagle Ford LLC	First lien senior secured delayed draw term loan	—	40,500
Brigham Minerals, LLC	First lien senior secured delayed draw term loan	—	23,000
Brigham Minerals, LLC	First lien senior secured revolving loan	—	9,200
Carolina Beverage Group (fka Cold Spring Brewing Company)	First lien senior secured revolving loan	2,684	2,684
Cheese Acquisition, LLC	First lien senior secured delayed draw term loan	—	111,740
Cheese Acquisition, LLC	First lien senior secured revolving loan	16,363	16,364
CM7 Restaurant Holdings, LLC	First lien senior secured delayed draw term loan	—	7,155
CM7 Restaurant Holdings, LLC	First lien senior secured delayed draw term loan	—	2,003
ConnectWise, LLC	First lien senior secured revolving loan	16,549	—
Covenant Surgical Partners, Inc.	First lien senior secured delayed draw term loan	4,133	75,000
Definitive Healthcare Holdings, LLC	First lien senior secured delayed draw term loan	43,478	—
Definitive Healthcare Holdings, LLC	First lien senior secured revolving loan	10,870	—
Douglas Products and Packaging Company LLC	First lien senior secured revolving loan	8,175	9,083
Endries Acquisition, Inc.	First lien senior secured delayed draw term loan	51,638	62,550
Endries Acquisition, Inc.	First lien senior secured revolving loan	27,000	20,250
Entertainment Benefits Group, LLC	First lien senior secured revolving loan	9,600	—
Galls, LLC	First lien senior secured revolving loan	8,734	11,444
Galls, LLC	First lien senior secured delayed draw term loan	29,181	31,718
GC Agile Holdings Limited (dba Apex Fund Services)	First lien senior secured delayed draw term loan	—	36,038
GC Agile Holdings Limited (dba Apex Fund Services)	First lien senior secured multi-draw term loan	—	18,019
GC Agile Holdings Limited (dba Apex Fund Services)	First lien senior secured revolving loan	10,386	10,386
Genesis Acquisition Co. (dba Procare Software)	First lien senior secured delayed draw term loan	4,745	4,745
Genesis Acquisition Co. (dba Procare Software)	First lien senior secured revolving loan	1,714	2,637
Gerson Lehrman Group, Inc.	First lien senior secured revolving loan	22,114	23,415
Hillstone Environmental Partners, LLC	First lien senior secured delayed draw term loan	35,830	—
Hometown Food Company	First lien senior secured revolving loan	2,682	4,235
Ideal Tridon Holdings, Inc.	First lien senior secured revolving loan	5,400	1,254

Portfolio Company	Investment	September 30, 2019	December 31, 2018
Ideal Tridon Holdings, Inc.	First lien senior secured delayed draw term loan	381	—
Integrity Marketing Acquisition, LLC	First lien senior secured delayed draw term loan	53,870	—
Integrity Marketing Acquisition, LLC	First lien senior secured delayed draw term loan	32,573	—
Integrity Marketing Acquisition, LLC	First lien senior secured revolving loan	14,832	—
Interoperability Bidco, Inc.	First lien senior secured delayed draw term loan	8,000	—
Interoperability Bidco, Inc.	First lien senior secured revolving loan	4,000	—
IQN Holding Corp. (dba Beeline)	First lien senior secured revolving loan	15,532	15,532
KWOR Acquisition, Inc. (dba Worley Claims Services)	First lien senior secured delayed draw term loan	3,120	—
KWOR Acquisition, Inc. (dba Worley Claims Services)	First lien senior secured revolving loan	5,200	—
Lightning Midco, LLC (dba Vector Solutions)	First lien senior secured delayed draw term loan	1,764	19,348
Lightning Midco, LLC (dba Vector Solutions)	First lien senior secured revolving loan	5,318	13,362
LineStar Integrity Services LLC	First lien senior secured delayed draw term loan	—	25,833
Litera Bidco LLC	First lien senior secured revolving loan	5,738	—
Lytx, Inc.	First lien senior secured revolving loan	2,033	2,033
Manna Development Group, LLC	First lien senior secured revolving loan	3,469	3,469
Mavis Tire Express Services Corp.	Second lien senior secured delayed draw term loan	23,456	23,456
MHE Intermediate Holdings, LLC (dba Material Handling Services)	First lien senior secured delayed draw term loan	3,280	—
MINDBODY, Inc.	First lien senior secured revolving loan	6,071	—
Motus, LLC and Runzheimer International LLC	First lien senior secured revolving loan	—	5,481
Nelipak Holding Company	First lien senior secured revolving loan	4,690	—
Nelipak Holding Company	First lien senior secured revolving loan	6,769	—
NMI Acquisitionco, Inc. (dba Network Merchants)	First lien senior secured revolving loan	608	220
Norvax, LLC (dba GoHealth)	First lien senior secured revolving loan	12,273	—
Offen, Inc.	First lien senior secured delayed draw term loan	5,310	—
Project Power Buyer, LLC (dba PEC-Veriforce)	First lien senior secured revolving loan	3,188	—
Professional Plumbing Group, Inc.	First lien senior secured revolving loan	2,214	6,200
QC Supply, LLC	First lien senior secured revolving loan	—	497
RxSense Holdings, LLC	First lien senior secured revolving loan	4,047	—
Safety Products/JHC Acquisition Corp. (dba Justrite Safety Group)	First lien senior secured delayed draw term loan	1,652	—
Sara Lee Frozen Bakery, LLC (fka KSLB Holdings, LLC)	First lien senior secured revolving loan	3,480	7,800
Swipe Acquisition Corporation (dba PLI)	First lien senior secured delayed draw term loan	12,931	12,931
TC Holdings, LLC (dba TrialCard)	First lien senior secured delayed draw term loan	—	24,248
TC Holdings, LLC (dba TrialCard)	First lien senior secured revolving loan	5,033	4,194
Trader Interactive, LLC (fka Dominion Web Solutions, LLC)	First lien senior secured revolving loan	6,387	6,387
Troon Golf, L.L.C.	First lien senior secured revolving loan	14,426	14,426
TSB Purchaser, Inc. (dba Teaching Strategies, Inc.)	First lien senior secured revolving loan	3,010	4,239

Portfolio Company	Investment	September 30, 2019	December 31, 2018
Ultimate Baked Goods Midco, LLC	First lien senior secured revolving loan	3,176	5,082
Valence Surface Technologies LLC	First lien senior secured delayed draw term loan	30,000	—
Valence Surface Technologies LLC	First lien senior secured revolving loan	10,000	—
Wingspire Capital Holdings LLC	LLC Interest	49,871	—
WU Holdco, Inc. (dba Weiman Products, LLC)	First lien senior secured revolving loan	13,920	—
WU Holdco, Inc. (dba Weiman Products, LLC)	First lien senior secured delayed draw term loan	16,942	—
Total Unfunded Portfolio Company Commitments		$773,204	$790,115

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

Other Commitments and Contingencies

We had raised $5.5 billion in total Capital Commitments from investors, of which $112.4 million is from executives of Owl Rock. As of June 4, 2019, all outstanding Capital Commitments had been drawn.

. In connection with the IPO, on July 22, 2019, we entered into a the Company 10b5-1 Plan, to acquire up to $150 million in the aggregate of our common stock at prices below its net asset value per share over a specified period, in accordance with the guidelines specified in Rule 10b-18 and Rule 10b5-1 of the Securities Exchange Act of 1934. The Company 10b5-1 Plan commenced on August 19, 2019.

From time to time, we may become a party to certain legal proceedings incidental to the normal course of its business. At September 30, 2019, we were not aware of any pending or threatened litigation.

Contractual Obligations

A summary of our contractual payment obligations under our credit facilities as of September 30, 2019, is as follows:

	Payments Due by Period
($ in millions)	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
Revolving Credit Facility	$716.1	$—	$—	716.1	—
SPV Asset Facility I	300.0	—	—	300.0	—
SPV Asset Facility II	150.0	—	—	—	150.0
SPV Asset Facility III	375.0	—	—	375.0	—
SPV Asset Facility IV	0.3	—	—	—	0.3
CLO I	390.0	—	—	—	390.0
2023 Notes	150.0	—	—	150.0	—
2024 Notes	400.0	—	—	400.0	—
Total Contractual Obligations	$2,481.4	$—	$—	1,941.1	540.3

Related-Party Transactions

We have entered into a number of business relationships with affiliated or related parties, including the following:

•	the Investment Advisory Agreement;
•	the Administration Agreement; and
•	the License Agreement.

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

We evaluate tax positions taken or expected to be taken in the course of preparing our consolidated financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions not deemed to meet the “more-likely-than-not” threshold are reserved and recorded as a tax benefit or expense in the current year. All penalties and interest associated with income taxes are included in income tax expense. Conclusions regarding tax positions are subject to review and may be adjusted at a later date based on factors including, but not limited to, on-going analyses of tax laws, regulations and interpretations thereof. There were no material uncertain tax positions through December 31, 2018. The 2016 through 2018 tax years remain subject to examination by U.S. federal, state and local tax authorities.

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

As of September 30, 2019, 100.0% of our debt investments based on fair value in our portfolio were at floating rates.

Based on our Consolidated Statements of Assets and Liabilities as of September 30, 2019, the following table shows the annualized impact on net income of hypothetical base rate changes in interest rates on our debt investments (considering interest rate floors for floating rate instruments) assuming each floating rate investment is subject to 3-month LIBOR and there are no changes in our investment and borrowing structure:

($ in millions)	Interest Income	Interest Expense	Net Income
Up 300 basis points	$249.9	$73.5	$176.4
Up 200 basis points	$166.6	$49.0	$117.6
Up 100 basis points	$83.3	$24.5	$58.8
Down 100 basis points	$(82.6)	$(24.5)	$(58.1)
Down 200 basis points	$(102.7)	$(49.0)	$(53.7)
Down 300 basis points	$(103.9)	$(73.5)	$(30.4)

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

(b)	Changes in Internal Controls Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

In addition to the other information set forth in this report and the risk factors set forth below, you should carefully consider the risk factors discussed in Part I, “ITEM 1A. RISK FACTORS” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018 and Part II, “Item 1A. RISK FACTORS” in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2019.

We are subject to certain risks as a result of our interests in the CLO Preferred Shares.

Under the terms of the loan sale agreement governing the CLO Transaction, we and ORCC Financing II sold and/or contributed to the CLO Issuers all of the ownership interest in the portfolio loans and participations held by the CLO Issuers on the CLO Closing Date for the purchase price and other consideration set forth in such loan sale agreements. As a result of the CLO Transaction, we hold all of the CLO Preferred Shares, which comprise 100% of the equity interests, in the CLO Issuer and the CLO Issuer in turn owns 100% of the equity of the CLO Co-Issuer. As a result, we expect to consolidate the financial statements of the CLO Issuers in our consolidated financial statements. However, once contributed to a CLO, the underlying loans and participation interests have been securitized and are no longer our direct investment, and the risk return profile has been altered. In general, rather than holding interests in the underlying loans and participation interests, the CLO Transaction resulted in us holding equity interests in the CLO Issuer, with the CLO Issuer holding the underlying loans. As a result, we are subject both to the risks and benefits associated with the equity interests of the CLO (i.e., the CLO Preferred Shares) and, indirectly, the risks and benefits associated with the underlying loans and participation interests held by the CLO Issuers.

The subordination of the CLO Preferred Shares will affect our right to payment.

The CLO Preferred Shares are subordinated to the CLO Debt and certain fees and expenses. If an overcollateralization test or an interest coverage test is not satisfied as of a determination date, the proceeds from the underlying loans otherwise payable to the CLO Issuer (which the CLO Issuer could have distributed with respect to the CLO Preferred Shares) will be diverted to the payment of principal on the CLO Debt. See "—The CLO Indenture requires mandatory redemption of the CLO Debt for failure to satisfy coverage tests, which would reduce the amounts available for distribution to us ."

On the scheduled maturity of the CLO Debt or if acceleration of the CLO Debt occurs after an event of default, proceeds available after the payment of certain administrative expenses will be applied to pay both principal of and interest on the CLO Debt until the CLO Debt is paid in full before any further payment will be made on the CLO Preferred Shares. As a result, the CLO Preferred Shares would not receive any payments until the CLO Debt is paid in full and under certain circumstances may not receive payments at any time.

In addition, if an event of default occurs and is continuing, the holders of the CLO Debt will be entitled to determine the remedies to be exercised under the indenture pursuant to which the CLO Debt was issued (the "CLO Indenture"). Remedies pursued by the holders of the CLO Debt could be adverse to our interests as the holder of the CLO Preferred Shares, and the holders of the CLO Debt will have no obligation to consider any possible adverse effect on such other interests. See "—The holders of certain of the CLO Debt will control many rights under the CLO Indenture and therefore, we will have limited rights in connection with an event of default or distributions thereunder."

The CLO Issuer will utilize substantial leverage, which is a speculative investment technique that increases the risk us as the owner of the CLO Preferred Shares. As the junior interest in a leveraged capital structure, the CLO Preferred Shares will bear the primary risk of deterioration in performance of the collateral obligations, including defaults and losses, a reduction of realized yield or other factors.

The holders of certain of the CLO Debt will control many rights under the CLO Indenture and therefore, we will have limited rights in connection with an event of default or distributions thereunder.

Under the CLO Indenture, as long as any CLO Debt is outstanding, the holders of the senior-most outstanding class of CLO Debt will have the right to direct the collateral trustee or the CLO Issuer to take certain actions under the CLO Indenture and the Credit Agreement, subject to certain conditions. For example, these holders will have the right to direct certain actions and control certain decisions after an event of default with respect to the acceleration of the maturity of the CLO Debt and under certain circumstances, the liquidation of the collateral. Remedies pursued by such holders upon an event of default could be adverse to our interests. Although we as the holder of the CLO Preferred Shares will have the right, subject to the conditions set forth in the CLO Indenture, to purchase the assets in a sale by the collateral trustee, if an event of default (or otherwise, an acceleration of the CLO Debt following an event of default) has occurred and is continuing, we will not have any creditors' rights against the CLO Issuer and will not have the right to determine the remedies to be exercised under the CLO Indenture. There is no guarantee that any funds will remain to make distributions to us as the holder of the CLO Preferred Shares following any liquidation of the assets and the application of the proceeds from the assets to pay the CLO Debt and the fees, expenses, and other liabilities payable by the CLO Issuers.

The CLO Indenture requires mandatory redemption of the CLO Debt for failure to satisfy coverage tests, which would reduce the amounts available for distribution to us.

Under the documents governing the CLO Transaction, there are two coverage tests applicable to the CLO Debt.

The first such test, the interest coverage test compares the amount of interest proceeds received and, other than in the case of defaulted loans, scheduled to be received on the underlying loans held by the CLO Issuer to the amount of interest due and payable on the CLO Debt and the amount of fees and expenses senior to the payment of such interest in the priority of distribution of interest proceeds. To satisfy this test interest received on the portfolio loans must equal at least 120% of the amount equal to the interest payable in respect of the CLO Debt plus the senior fees and expenses.

The second such test, the overcollateralization test compares the adjusted collateral principal amount of the portfolio of collateral obligations of the CLO Issuer to the aggregate outstanding principal amount of the CLO Debt. To satisfy this second test at any time, this adjusted collateral principal amount must equal at least 138.46% of the outstanding principal amount of the CLO Debt. In this test, certain reductions are applied to the principal balance of collateral obligations in connection with certain events, such as defaults or ratings downgrades to "CCC" levels or below with respect to the loans held by the CLO Issuer. These adjustments increase the likelihood that this test is not satisfied.

If either coverage test is not satisfied on any determination date on which such test is applicable, the CLO Issuer must apply available amounts to redeem the CLO Debt in an amount necessary to cause such test to be satisfied. This would reduce or eliminate the amounts otherwise available to make distributions to us as the holder of the CLO Preferred Shares.

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

On July 27, 2017, the United Kingdom's Financial Conduct Authority, which regulates LIBOR, announced that it intends to phase out LIBOR by the end of 2021. It is unclear if at that time whether LIBOR will cease to exist or if new methods of calculating LIBOR will be established such that it continues to exist after 2021. The U.S. Federal Reserve, in conjunction with the Alternative Reference Rates Committee, a steering committee comprised of large U.S. financial institutions, is considering replacing U.S. dollar LIBOR with a new index calculated by short term repurchase agreements, backed by Treasury securities called the Secured Overnight Financing Rate ("SOFR"). The first publication of SOFR was released in April 2018. Whether or not SOFR attains market traction as a LIBOR replacement remains a question and the future of LIBOR at this time is uncertain. At this time, it is not possible to predict the effect of any such changes, any establishment of alternative reference rates or any other reforms to LIBOR that may be enacted. The elimination of LIBOR or any other changes or reforms to the determination or supervision of LIBOR could have an adverse impact on the market for or value of any LIBOR-linked securities, loans, and other financial obligations or extensions of credit held by or due to us or on our overall financial condition or results of operations. In addition, if LIBOR ceases to exist, we may need to renegotiate the credit agreements extending beyond 2021 with our portfolio companies that utilize LIBOR as a factor in determining the interest rate, in order to replace LIBOR with the new standard that is established, which may have an adverse effect on our overall financial condition or results of operations. Following the replacement of LIBOR, some or all of these credit agreements may bear interest a lower interest rate, which could have an adverse impact on our results of operations. Moreover, if LIBOR ceases to exist, we may need to renegotiate certain terms of our credit facilities. If we are unable to do so, amounts drawn under our credit facilities may bear interest at a higher rate, which would increase the cost of our borrowings and, in turn, affect our results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Other than the shares issued pursuant to our dividend reinvestment plan, we did not sell any unregistered equity securities, except as previously disclosed in certain 8-Ks filed with the SEC.

On August 15, 2019, pursuant to our dividend reinvestment plan, we issued 3,965,754 shares of our common stock, at a price of $15.28 per share, to stockholders of record as of June 14, 2019 that did not opt out of our dividend reinvestment plan in order to satisfy the reinvestment portion of our dividends. This issuance was not subject to the registration requirements of the Securities Act of 1933, as amended.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

(a)	Exhibits

Exhibit Number	Description of Exhibits
3.1	Articles of Amendment and Restatement, dated March 1, 2016 (incorporated by reference to the Company’s Registration Statement on Form 10, filed on April 30, 2019).

3.2	Bylaws, dated January 11, 2016 (incorporated by reference to the Company’s Registration Statement on Form 10, filed on April 11, 2016).

4.1	Second Amended and Restated Dividend Reinvestment Plan, effective as of July 22, 2019 (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K, filed on July 24, 2019).

10.1

Credit Agreement, dated as of August 2, 2019, among ORCC Financing IV LLC, as borrower, the lenders referred to therein, Société Général, as Administrative Agent, and State Street Bank and Trust Company, as Collateral Agent, Collateral Administrator, Custodian and Cortland Capital Market Services LLC, Document Custodian (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed on August 7, 2019).

10.2

Sale and Contribution Agreement, dated as of August 2, 2019, between Owl Rock Capital Corporation, as Seller and ORCC Financing IV LLC, as Purchaser (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K, filed on August 7, 2019).

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

Owl Rock Capital Corporation

Date: October 30, 2019	By:	/s/ Craig W. Packer
Craig W. Packer
Chief Executive Officer

Date: October 30, 2019	By:	/s/ Alan Kirshenbaum
Alan Kirshenbaum
Chief Operating Officer and Chief Financial Officer