Form 10-K
period 2019-12-31
Owl Rock Capital Corp
filed 2020-02-19
CIK 1655888

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 814-01190

OWL ROCK CAPITAL CORPORATION

(Exact name of Registrant as specified in its Charter)

Maryland	47-5402460
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

399 Park Avenue, 38th Floor, New York, New York	10022
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (212) 419-3000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, $0.01 par value per share	ORCC	The New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☒ NO ☐

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

Large accelerated filer ☐	Emerging growth company ☒	Small reporting company ☐
Non-accelerated filer ☒	Accelerated filer ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   YES ☐  NO ☒

The aggregate market value of the common stock held by non-affiliates of the registrant as of June 30, 2019 has not been provided because trading of the registrant’s common stock on The New York Stock Exchange did not commence until July 18, 2019.

The number of shares of the registrant’s common stock, $.01 par value per share, outstanding at February 19, 2020 was 394,952,667.

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

•	an economic downturn could also impact availability and pricing of our financing and our ability to access the debt and equity capital markets;
•	a contraction of available credit and/or an inability to access the equity markets could impair our lending and investment activities;
•	interest rate volatility, including the decommissioning of LIBOR, could adversely affect our results, particularly if we elect to use leverage as part of our investment strategy;
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

Although we believe that the assumptions on which these forward-looking statements are based are reasonable, any of those assumptions could prove to be inaccurate, and as a result, the forward-looking statements based on those assumptions also could be inaccurate. In light of these and other uncertainties, the inclusion of a projection or forward-looking statement in this report should not be regarded as a representation by us that our plans and objectives will be achieved. These forward-looking statements apply only as of the date of this report. Moreover, we assume no duty and do not undertake to update the forward-looking statements. Because we are an investment company, the forward-looking statements and projections contained in this report are excluded from the safe harbor protection provided by Section 21E of the U.S. Securities Exchange Act of 1934, as amended (the “Exchange Act”).

PART I

Item 1. Business

Our Company

Owl Rock Capital Corporation was formed on October 15, 2015 as a corporation under the laws of the State of Maryland. We are a specialty finance company focused on lending to U.S. middle-market companies. Since we began investment activities in April 2016 through December 31, 2019, our Adviser and its affiliates have originated $19.0 billion aggregate principal amount of investments, of which $17.4 billion of aggregate principal amount of investments prior to any subsequent exits or repayments, was retained by either us or a fund advised by our Adviser or its affiliates. Our capital will be used by our portfolio companies to support growth, acquisitions, market or product expansion, refinancings and/or recapitalizations.

On July 22, 2019, we closed our initial public offering ("IPO"), issuing 10 million shares of our common stock at a public offering price of $15.30 per share, and on August 2, 2019, the underwriters exercised their option to purchase an additional 1.5 million shares of our common stock at a purchase price of $15.30 per share.  Net of underwriting fees and offering costs, we received total cash proceeds of $164.0 million. Our common stock began trading on the New York Stock Exchange (“NYSE”) under the symbol “ORCC” on July 18, 2019.

We define “middle market companies” to generally mean companies with earnings before interest expense, income tax expense, depreciation and amortization (“EBITDA”) between $10 million and $250 million annually, and/or annual revenue of $50 million to $2.5 billion at the time of investment. We may on occasion invest in smaller or larger companies if an attractive opportunity presents itself, especially when there are dislocations in the capital markets, including the high yield and syndicated loan markets. Our target credit investments will typically have maturities between three and ten years and generally range in size between $20 million and $250 million. The investment size will vary with the size of our capital base. As of December 31, 2019, excluding certain investments that fall outside of our typical borrower profile, our portfolio companies representing 96.9% of our total portfolio based on fair value, had weighted average annual revenue of $427 million and weighted average annual EBITDA of $79 million.

We invest in senior secured or unsecured loans, subordinated loans or mezzanine loans and, to a lesser extent, equity and equity-related securities including warrants, preferred stock and similar forms of senior equity, which may or may not be convertible into a portfolio company’s common equity. Our investment objective is to generate current income and, to a lesser extent, capital appreciation by targeting investment opportunities with favorable risk-adjusted returns. While we believe that current market conditions favor extending credit to middle market companies in the United States, our investment strategy is intended to generate favorable returns across credit cycles with an emphasis on preserving capital. As of December 31, 2019, based on fair value, our portfolio consisted of 80.9% first lien debt investments, 18.0% second-lien debt investments, 1.0% investment funds and vehicles and 0.1% equity investments. All of our debt investments based on fair value as of December 31, 2019 are floating rate in nature and subject to interest rate floors. As of December 31, 2019 we had investments in 98 portfolio companies, with an average investment size in each of our portfolio companies of approximately $89.8 million based on fair value.

As of December 31, 2019, our portfolio was invested across 27 different industries. The largest industries in our portfolio as of December 31, 2019 were distribution and healthcare providers and services, which represented, as a percentage of our portfolio, 8.6% and 8.3%, respectively, based on fair value.

We are an externally managed, closed-end management investment company that has elected to be regulated as a BDC under the Investment Company Act of 1940 Act, as amended (the “1940 Act”). We have elected to be treated, and intend to qualify annually, as a RIC under the Code for U.S. federal income tax purposes. As a BDC and a RIC, we are required to comply with certain regulatory requirements. As a BDC, at least 70% of our assets must be assets of the type listed in Section 55(a) of the 1940 Act, as described herein. We will not invest more than 20% of our total assets in companies whose principal place of business is outside the United States. See “— Regulation as a Business Development Company” and “— Certain U.S. Federal Income Tax Considerations.”

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

We may borrow money from time to time if immediately after such borrowing, the ratio of our total assets (less total liabilities other than indebtedness represented by senior securities) to our total indebtedness represented by senior securities plus preferred stock, if any, is at least 200% (or 150% if certain conditions are met). This means that generally, we can borrow up to $1 for every $1 of investor equity (or, if certain conditions are met, we can borrow up to $2 for every $1 of investor equity).

We currently have in place a senior secured revolving credit facility (the “Revolving Credit Facility”) and four special purchase vehicle asset credit facilities (the “SPV Asset Facility I,” the “SPV Asset Facility II,” the “SPV Asset Facility III,” and the “SPV Asset Facility IV,” respectively), and in the future may enter into additional credit facilities. In addition, we have issued unsecured notes maturing in 2023 (the “2023 Notes”) in a private placement and unsecured notes maturing in 2024 and 2025 (the “2024 Notes” and the “2025 Notes,” respectively) in registered offerings and in the future may issue additional unsecured notes. We have also entered into two term debt securitization transactions, also known as collateralized loan obligation transactions (“CLO I,” and “CLO II,” respectively) and in the future may enter into additional collateralized loan obligation transactions. We expect to use our credit facilities and other borrowings, along with proceeds from the rotation of our portfolio, to finance our investment objectives. See “— Regulation as a Business Development Company” for discussion of BDC regulation and other regulatory considerations. Subsequent to December 31, 2019, we issued unsecured notes maturing in July 2025. See “ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of OperationS — Debt.”

The Adviser and Administrator – Owl Rock Capital Advisors LLC

Owl Rock Capital Advisors LLC serves as our investment adviser pursuant to an investment advisory agreement between us and the Adviser, which was originally entered into on March 1, 2016 (the "Original Investment Advisory Agreement") and which, with the approval of the Board, including a majority of our independent directors, was amended and restated on February 27, 2019 (as amended and restated, the "Investment Advisory Agreement") to reduce the fees that the Company will pay the Adviser following an Exchange Listing (which includes our IPO). See “Investment Advisory Agreement” below. The Adviser also serves as our Administrator pursuant to an Administration Agreement between us and the Adviser which was entered into on March 1, 2016 (the "Administration Agreement"). See "Administration Agreement" below. The Adviser is registered with the SEC as an investment adviser under the Investment Advisers Act of 1940, as amended (the “Advisers Act”). The Adviser is an indirect subsidiary of Owl Rock Capital Partners LP (“Owl Rock Capital Partners”).  Owl Rock Capital Partners is led by its three co-founders, Douglas I. Ostrover, Marc S. Lipschultz and Craig W. Packer.  The Adviser’s investment team (the “Investment Team”) is also led by Douglas I. Ostrover, Marc S. Lipschultz and Craig W. Packer and is supported by certain members of the Adviser’s senior executive team and the investment committee (the “Investment Committee”). The Investment Committee is comprised of Douglas I. Ostrover, Marc S. Lipschultz, Craig W. Packer and Alexis Maged. The Adviser has limited operating history. Subject to the overall supervision of the Board, the Adviser manages our day-to-day operations, and provides investment advisory and management services to us.

The Adviser also serves as investment adviser to Owl Rock Capital Corporation II. Owl Rock Capital Corporation II is a corporation formed under the laws of the State of Maryland that, like us, has elected to be treated as a BDC under the 1940 Act. Owl Rock Capital Corporation II’s investment objective is similar to ours, which is to generate current income, and to a lesser extent, capital appreciation by targeting investment opportunities with favorable risk-adjusted returns. As of December 31, 2019, Owl Rock Capital Corporation II had raised gross proceeds of approximately $963.7 million, including seed capital contributed by the Adviser in September 2016 and approximately $10.0 million in gross proceeds raised from certain individuals and entities affiliated with the Adviser.

The Adviser is affiliated with Owl Rock Technology Advisors LLC (“ORTA”) and Owl Rock Capital Private Fund Advisors LLC (“ORPFA” and collectively with the Adviser and ORTA, the “Owl Rock Advisers”), which also are investment advisers and subsidiaries of Owl Rock Capital Partners. The Adviser, ORTA, ORPFA and Owl Rock Capital Partners are referred to, collectively, as “Owl Rock.” ORTA’s and ORPFA’s investment teams are led by Douglas I. Ostrover, Marc S. Lipschultz and Craig W. Packer. ORTA serves as investment adviser to Owl Rock Technology Finance Corp. and ORPFA serves as investment adviser to, among other clients, Owl Rock First Lien Master Fund, L.P.

Owl Rock Technology Finance Corp. is a BDC and its investment objective is to maximize total return by generating current income from its debt investments and other income producing securities, and capital appreciation from its equity and equity-linked investments. Owl Rock Technology Finance Corp. has adopted a policy to invest, under normal circumstances, at least 80% of the value of its assets in technology-related companies. Owl Rock Technology Finance Corp. conducts private offerings of its common stock to investors in reliance on exemptions from the registration requirements of the Securities Act of 1933 (the “Securities Act”). As of December 31, 2019, Owl Rock Technology Finance Corp. had approximately $2.5 billion in total capital commitments from investors of which approximately $0.8 billion had been drawn.

Owl Rock First Lien Master Fund intends to originate and make loans to, and make debt investments in, U.S. middle market companies.

In addition to Owl Rock Capital Corporation II, Owl Rock Technology Finance Corp. and Owl Rock First Lien Master Fund, L.P., the Adviser and its affiliates may provide management or investment advisory services to entities that have overlapping objectives with us. The Adviser and its affiliates may face conflicts in the allocation of investment opportunities to us and others. In order to address these conflicts, the Owl Rock Advisers have put in place an allocation policy that addresses the allocation of investment opportunities as well as co-investment restrictions under the 1940 Act.

In addition, we, the Adviser and certain of its affiliates have been granted exemptive relief by the SEC to co-invest with other funds managed by the Adviser or its affiliates in a manner consistent with our investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors. Pursuant to such exemptive relief, we generally are permitted to co-invest with certain of our affiliates if a “required majority” (as defined in Section 57(o) of the 1940 Act) of our independent directors make certain conclusions in connection with a co-investment transaction, including that (1) the terms of the transaction, including the consideration to be paid, are reasonable and fair to us and our shareholders and do not involve overreaching of us or our shareholders on the part of any person concerned, (2) the transaction is consistent with the interests of our shareholders and is consistent with our investment objective and strategies, and (3) the investment by our affiliates would not disadvantage us, and our participation would not be on a basis different from or less advantageous than that on which our affiliates are investing. The Owl Rock Advisers’ allocation policy incorporates the conditions of the exemptive relief. As a result of the exemptive relief, there could be significant overlap in our investment portfolio and the investment portfolio of Owl Rock Capital Corporation II, Owl Rock Technology Finance Corp. and/or other funds established by the Adviser or its affiliates that could avail themselves of the exemptive relief. See “Item 1A. Risk Factors —Risks Related to our Adviser and its Affiliates — We may compete for capital and investment opportunities with other entities managed by our Adviser or its affiliates, subjecting our Adviser to certain conflicts of interest.

The Adviser or its affiliates may engage in certain origination activities and receive attendant arrangement, structuring or similar fees.  See “Item 1A. Risk Factors —Risks Related to our Adviser and its Affiliates — The Adviser and its affiliates may face conflicts of interest with respect to services performed for issuers in which we invest.”

The Adviser's address is 399 Park Avenue, 38th floor, New York, NY 10022.

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

Robust Demand for Debt Capital. We believe U.S. middle market companies will continue to require access to debt capital to refinance existing debt, support growth and finance acquisitions. In addition, we believe the large amount of uninvested capital held by funds of private equity firms, estimated by Preqin Ltd., an alternative assets industry data and research company, to be $1.26 trillion as of March 2019 will continue to drive deal activity. We expect that private equity sponsors will continue to pursue acquisitions and leverage their equity investments with secured loans provided by companies such as us.

The Middle Market is a Large Addressable Market. According to GE Capital’s National Center for the Middle Market 4th quarter 2019 Middle Market Indicator, there are approximately 200,000 U.S. middle market companies, which have approximately 47.9 million aggregate employees. Moreover, the U.S. middle market accounts for one-third of private sector gross domestic product

(“GDP”). GE defines U.S. middle market companies as those between $10 million and $1 billion in annual revenue, which we believe has significant overlap with our definition of U.S. middle market companies.

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

Attractive Opportunities in Investments in Loans. We invest in senior secured or unsecured loans, subordinated loans or mezzanine loans and, to a lesser extent, equity and equity-related securities. We believe that opportunities in senior secured loans are significant because of the floating rate structure of most senior secured debt issuances and because of the strong defensive characteristics of these types of investments. Given the current low interest rate environment, we believe that debt issues with floating interest rates offer a superior return profile as compared with fixed-rate investments, since floating rate structures are generally less susceptible to declines in value experienced by fixed-rate securities in a rising interest rate environment. Senior secured debt also provides strong defensive characteristics. Senior secured debt has priority in payment among an issuer’s security holders whereby holders are due to receive payment before junior creditors and equity holders. Further, these investments are secured by the issuer’s assets, which may provide protection in the event of a default.

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

Distinctive Origination Platform. To date, a substantial majority of our investments have been sourced directly. We believe that our origination platform provides us the ability to originate investments without the assistance of investment banks or other traditional Wall Street intermediaries. The Investment Team includes over 50 investment professionals and is responsible for originating, underwriting, executing and managing the assets of our direct lending transactions and for sourcing and executing opportunities directly. The Investment Team has significant experience as transaction originators and building and maintaining strong relationships with private equity sponsors and companies.

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

Since its inception through December 31, 2019, the Adviser and its affiliates have reviewed over 4,200 opportunities and sourced potential investment opportunities from over 445 private equity sponsors and venture capital firms. We believe that the Adviser receives “early looks” and “last looks” based on its relationships, allowing it to be highly selective in the transactions it pursues.

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

Active Portfolio Monitoring. The Adviser closely monitors the investments in our portfolio and takes a proactive approach to identifying and addressing sector- or company-specific risks. The Adviser receives and reviews detailed financial information from portfolio companies no less than quarterly and seeks to maintain regular dialogue with portfolio company management teams regarding current and forecasted performance. Although we may invest in “covenant lite” loans, which generally do not have a complete set of financial maintenance covenants, we anticipate that many of our investments will have financial covenants that we believe will provide an early warning of potential problems facing our borrowers, allowing lenders, including us, to identify and carefully manage risk. Further, we anticipate that many of our equity investments will provide us the opportunity to nominate a member or observer to the board of directors of the portfolio company, which we believe will allow us to closely monitor the performance of our portfolio companies.

Investment Selection

The Adviser has identified the following investment criteria and guidelines that it believes are important in evaluating prospective portfolio companies. However, not all of these criteria and guidelines will be met, or will be equally important, in connection with each of our investments.

Established Companies with Positive Cash Flow. We seek to invest in companies with sound historical financial performance which we believe tend to be well-positioned to maintain consistent cash flow to service and repay their obligations and maintain growth in their businesses or market share in all market conditions, including in the event of a recession. The Adviser typically focuses on upper middle-market companies with a history of profitability on an operating cash flow basis. The Adviser does not intend to invest in start-up companies that have not achieved sustainable profitability and cash flow generation or companies with speculative business plans.

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

Investments in Different Portfolio Companies and Industries. We seek to invest broadly among portfolio companies and industries, thereby potentially reducing the risk of any one company or industry having a disproportionate impact on the value of our portfolio; however, there can be no assurances in this regard. We seek to invest not more than 20% of our portfolio in any single industry classification and target portfolio companies that comprise 1-2% of our portfolio (with no individual portfolio company generally expected to comprise greater than 5% of our portfolio).

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

Due Diligence Process. The process through which an investment decision is made involves extensive research into the company, its industry, its growth prospects and its ability to withstand adverse conditions. If one or more members of the Investment Team responsible for the transaction determines that an investment opportunity should be pursued, the Adviser will engage in an intensive due diligence process. Though each transaction may involve a somewhat different approach, the Adviser’s diligence of each opportunity could include:

•	understanding the purpose of the loan, the key personnel, the sources and uses of the proceeds;
•	meeting the company’s management and key personnel, including top level executives, to get an insider’s view of the business, and to probe for potential weaknesses in business prospects;
•	checking management’s backgrounds and references;
•	performing a detailed review of historical financial performance, including performance through various economic cycles, and the quality of earnings;
•	contacting customers and vendors to assess both business prospects and standard practices;
•	conducting a competitive analysis, and comparing the company to its main competitors on an operating, financial, market share and valuation basis;
•	researching the industry for historic growth trends and future prospects as well as to identify future exit alternatives;
•	assessing asset value and the ability of physical infrastructure and information systems to handle anticipated growth;
•	leveraging the Adviser’s internal resources and network with institutional knowledge of the company’s business;
•	assessing business valuation and corresponding recovery analysis;
•	reviewing environmental, social and governance (“ESG”) considerations including consulting the Sustainability Accounting Standards Board’s Engagement Guide for ESG considerations; and
•	investigating legal and regulatory risks and financial and accounting systems and practices.

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

Structuring and Execution. Approval of an investment requires the unanimous approval of the Investment Committee. Once the Investment Committee has determined that a prospective portfolio company is suitable for investment, the Adviser works with the management team of that company and its other capital providers, including senior, junior and equity capital providers, if any, to finalize the structure and terms of the investment.

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

We expect that generally our portfolio composition will be majority debt or income producing securities, which may include “covenant-lite” loans, with a lesser allocation to equity or equity-linked opportunities. In addition, we may invest a portion of our portfolio in opportunistic investments, which will not be our primary focus, but will be intended to enhance returns to our shareholders. These investments may include high-yield bonds and broadly-syndicated loans. Our portfolio composition may fluctuate from time to time based on market conditions and interest rates.

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

Debt Investments. The terms of our debt investments are tailored to the facts and circumstances of each transaction. The Adviser negotiates the structure of each investment to protect our rights and manage our risk. We intend to invest in the following types of debt:

•

First-lien debt. First-lien debt typically is senior on a lien basis to other liabilities in the issuer’s capital structure and has the benefit of a first-priority security interest in assets of the issuer. The security interest ranks above the security interest of any second-lien lenders in those assets. Our first-lien debt may include stand-alone first-lien loans, “unitranche” loans (including “last out” portions of such loans), and secured corporate bonds with similar features to these categories of first-lien loans. As of December 31, 2019, 43% of our first lien debt was comprised of unitranche loans.

•

Stand-alone first lien loans. Stand-alone first-lien loans are traditional first-lien loans. All lenders in the facility have equal rights to the collateral that is subject to the first-priority security interest.

•

Unitranche loans. Unitranche loans (including “last out” portion of such loans) combine features of first-lien, second-lien and mezzanine debt, generally in a first-lien position. In many cases, we may provide the issuer most, if not all, of the capital structure above their equity. The primary advantages to the issuer are the ability to negotiate the entire debt financing with one lender and the elimination of intercreditor issues. “Last out” first-lien loans have a secondary priority behind super-senior “first out” first-lien loans in the collateral securing the loans in certain circumstances. The arrangements for a “last out” first-lien loan are set forth in an “agreement among lenders,” which provides lenders with “first out” and “last out” payment streams based on a single lien on the collateral. Since the “first out” lenders generally have priority over the “last out” lenders for receiving payment under certain specified events of default, or upon the occurrence of other triggering events under intercreditor agreements or agreements among lenders, the “last out” lenders bear a greater risk and, in exchange, receive a higher effective interest rate, through arrangements among the lenders, than the “first out” lenders or lenders in stand-alone first-lien loans. Agreements among lenders also typically provide greater voting rights to the “last out” lenders than the intercreditor agreements to which second-lien lenders often are subject. Among the types of first-lien debt in which we may invest, “last out” first-lien loans generally have higher effective interest rates than other types of first-lien loans, since “last out” first-lien loans rank below standalone first-lien loans.

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

•

Mezzanine debt. Structurally, mezzanine debt usually ranks subordinate in priority of payment to first-lien and second-lien debt, is often unsecured, and may not have the benefit of financial covenants common in first-lien and second-lien debt. However, mezzanine debt ranks senior to common and preferred equity in an issuer’s capital structure. Mezzanine debt investments generally offer lenders fixed returns in the form of interest payments, which could be paid-in-kind, and may provide lenders an opportunity to participate in the capital appreciation, if any, of an issuer through an equity interest. This equity interest typically takes the form of an equity co-investment or warrants. Due to its higher risk profile and often less restrictive covenants compared to senior secured loans, mezzanine debt generally bears a higher stated interest rate than first-lien and second-lien debt.

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

Equity Investments. Our investment in a portfolio company could be or may include an equity or equity linked interest, such as a warrant or profit participation right. In certain instances, we will make direct equity investments, although those situations are generally limited to those cases where we are also making an investment in a more senior part of the capital structure of the issuer.

Investment Portfolio

As of December 31, 2019 and 2018, we had made investments with an aggregate fair value of $8.8 billion and $5.8 billion, respectively, in 98 and 73 portfolio companies, respectively. Investments consisted of the following at December 31, 2019 and 2018:

	December 31, 2019			December 31, 2018
($ in thousands)	Amortized Cost	Fair Value	Net Unrealized Gain (Loss)	Amortized Cost	Fair Value	Net Unrealized Gain (Loss)
First-lien senior secured debt investments	$7,136,866	$7,113,356	$(23,510)	$4,566,573	$4,554,835	$(11,738)
Second-lien senior secured debt investments	1,590,439	1,584,917	(5,522)	1,119,507	1,109,366	(10,141)
Unsecured debt investments	-	-	—	23,000	22,183	(817)
Equity investments(1)	12,663	12,875	212	11,215	11,063	(152)
Investment funds and vehicles(2)	88,888	88,077	(811)	91,138	86,622	(4,516)
Total Investments	$8,828,856	$8,799,225	$(29,631)	$5,811,433	$5,784,069	$(27,364)

________________

(1)

Includes equity investment in Wingspire Capital Holdings LLC (“Wingspire”). See “ITEM 8. – FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA – Notes to Consolidated Financial Statements – Note 3. Agreements and Related Party Transactions” for more information regarding Wingspire Capital Holdings LLC.

(2)

Includes equity investment in Sebago Lake.  See “ITEM 8. – FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA – Notes to Consolidated Financial Statements – Note 4. Investments” for more information regarding Sebago Lake.

As of December 31, 2019 and 2018, we had outstanding commitments to fund unfunded investments totaling $891.7 million and $790.1 million, respectively.

The industry composition of investments at fair value at December 31, 2019 and 2018 was as follows:

	December 31, 2019	December 31, 2018
Advertising and media	2.6%	4.2%
Aerospace and defense	3.3	—
Automotive	1.7	2.6
Buildings and real estate	6.6	5.2
Business services	5.4	7.6
Chemicals	2.6	1.7
Consumer products	2.7	1.8
Containers and packaging	2.1	0.7
Distribution	8.6	10.6
Education	3.5	3.0
Energy equipment and services	0.2	1.6
Financial services (1)	1.6	1.9
Food and beverage	7.2	8.4
Healthcare providers and services	8.3	6.5
Healthcare technology	3.4	0.7
Household products	1.5	0.9
Infrastructure and environmental services	2.7	3.4
Insurance	5.7	0.6
Internet software and services	8.1	9.5
Investment funds and vehicles (2)	1.0	1.5
Leisure and entertainment	2.0	3.8
Manufacturing	2.9	1.8
Oil and gas	2.3	4.9
Professional services	8.1	11.4
Specialty retail	2.7	2.8
Telecommunications	0.5	0.6
Transportation	2.7	2.3
Total	100.0%	100.0%

________________

(1)

Includes equity investment in Wingspire. See “ITEM 8. – FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA – Notes to Consolidated Financial Statements – Note 3. Agreements and Related Party Transactions” for more information regarding Wingspire.

(2)

Includes investment in Sebago Lake. See “ITEM 8. – FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA – Notes to Consolidated Financial Statements – Note 4. Investments” for more information regarding Sebago Lake.

The geographic composition of investments at fair value at December 31, 2019 and 2018 was as follows:

	December 31, 2019	December 31, 2018
United States:
Midwest	19.5%	17.3%
Northeast	18.7	22.0
South	42.8	36.7
West	15.3	20.1
Belgium	1.0	1.6
Canada	0.9	0.9
United Kingdom	1.8	1.4
Total	100.0%	100.0%

Sebago Lake LLC

Sebago Lake, a Delaware limited liability company, was formed as a joint venture between us and The Regents of the University of California (“Regents”) and commenced operations on June 20, 2017. Sebago Lake’s principal purpose is to make investments, primarily in senior secured loans that are made to middle-market companies or in broadly syndicated loans. Both us and Regents (the

“Members”) have a 50% economic ownership in Sebago Lake. Each of the Members initially agreed to contribute up to $100 million to Sebago Lake. On July 26, 2018, each of the Members increased their contribution to Sebago Lake up to an aggregate of $125 million. As of December 31, 2019, each Member has funded $88.9 million of their $125 million subscriptions. Sebago Lake is managed by the Members, each of which have equal voting rights. Investment decisions must be approved by each of the Members.

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

As of December 31, 2019 and 2018, Sebago Lake had total investments in senior secured debt at fair value, as determined by an independent valuation firm, of $478.5 million and $531.5 million, respectively. The following table is a summary of Sebago Lake’s portfolio as of December 31, 2019 and 2018:

($ in thousands)	December 31, 2019	December 31, 2018
Total senior secured debt investments(1)	$484,439	$545,553
Weighted average spread over LIBOR(1)	4.56%	4.66%
Number of portfolio companies	16	16
Largest funded investment to a single borrower(1)	$50,000	$49,768

________________

(1)	At par.

See “Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Portfolio and Investment Activity – Sebago Lake LLC.”

Capital Resources and Borrowings

We anticipate generating cash in the future from the issuance of common stock and debt securities and cash flows from operations, including interest received on our debt investments.

Additionally, we are permitted, under specified conditions, to issue multiple classes of indebtedness and one class of shares senior to our common stock if our asset coverage, as defined in the 1940 Act, is at least equal to 200% (or 150% if certain requirements are met) immediately after each such issuance. As of December 31, 2019 and 2018, our asset coverage was 293% and 225%, respectively. See “Regulation as a Business Development Company – Senior Securities; Coverage Ratio” below.

Furthermore, while any indebtedness and senior securities remain outstanding, we must take provisions to prohibit any distribution to our shareholders (which may cause us to fail to distribute amounts necessary to avoid entity-level taxation under the Code), or the repurchase of such securities or shares unless we meet the applicable asset coverage ratios at the time of the distribution or repurchase. In addition, we must also comply with positive and negative covenants customary for these types of indebtedness or senior securities.

Our debt obligations consisted of the following as of December 31, 2019 and 2018:

	December 31, 2019
($ in thousands)	Aggregate Principal Committed	Outstanding Principal	Amount Available(1)	Net Carrying Value(2)
Revolving Credit Facility(3)(5)	$1,170,000	$480,861	$664,410	$473,655
SPV Asset Facility I	400,000	300,000	100,000	297,246
SPV Asset Facility II	350,000	350,000	—	346,395
SPV Asset Facility III	500,000	255,000	245,000	251,548
SPV Asset Facility IV	300,000	60,250	239,750	57,201
CLO I	390,000	390,000	—	386,405
CLO II	260,000	260,000	—	258,028
2023 Notes(4)	150,000	150,000	—	150,113
2024 Notes(4)	400,000	400,000	—	400,955
2025 Notes	425,000	425,000	—	416,686
Total Debt	$4,345,000	$3,071,111	$1,249,160	$3,038,232

________________

(1)	The amount available reflects any limitations related to each credit facility’s borrowing base.
(2)

The carrying value of the Company’s Revolving Credit Facility, SPV Asset Facility I, SPV Asset Facility II, SPV Asset Facility III, SPV Asset Facility IV, CLO I, CLO II, 2023 Notes, 2024 Notes and 2025 Notes are presented net of deferred financing costs of $7.2 million, $2.8 million, $3.6 million, $3.5 million, $3.0 million, $3.6 million, $2.0 million, $1.4 million, $8.9 million and $8.3 million, respectively.

(3)	Includes the unrealized translation gain (loss) on borrowings denominated in foreign currencies.
(4)	Inclusive of change in fair market value of effective hedge.
(5)	The amount available is reduced by $24.7 million of outstanding letters of credit.

	December 31, 2018
($ in thousands)	Aggregate Principal Committed	Outstanding Principal	Amount Available(1)	Net Carrying Value(2)
Subscription Credit Facility(3)	$900,000	$883,000	$4,487	$881,795
Revolving Credit Facility(4)	600,000	308,643	291,357	304,229
SPV Asset Facility I	400,000	400,000	—	396,352
SPV Asset Facility II	550,000	550,000	—	543,713
SPV Asset Facility III	500,000	300,000	200,000	294,995
2023 Notes(5)	150,000	150,000	—	146,633
Total Debt	$3,100,000	$2,591,643	$495,844	$2,567,717

________________

(1)	The amount available reflects any limitations related to each credit facility’s borrowing base.
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

We have previously incurred, and can be expected to incur in the future, such excise tax on a portion of our income and gains. While we intend to distribute income and capital gains to minimize exposure to the 4% excise tax, we may not be able to, or may not choose to, distribute amounts sufficient to avoid the imposition of the tax entirely. In that event, we will be liable for the tax only on the amount by which we do not meet the foregoing distribution requirement. See “ITEM 1A RISK FACTORS – Federal Income Tax Risks – We will be subject to corporate-level U.S federal income tax if we are unable to qualify and maintain our tax treatment as a RIC under Subchapter M of the Code or if we make investments through taxable subsidiaries.”

On February 19, 2020, the Board declared a distribution of $0.31 per share, for shareholders of record on March 31, 2020 payable on or before May 15, 2020. This distribution is in addition to the special dividend of $0.08 per share previously declared on May 28, 2019 for shareholders of record on March 31, 2020 payable on or before May 15, 2020.

The following table reflects the distributions declared on shares of our common stock during the year ended December 31, 2019:

	December 31, 2019
Date Declared	Record Date	Payment Date	Distribution per Share
October 30, 2019	December 31, 2019	January 31, 2020	$0.31
May 28, 2019 (special dividend)	December 31, 2019	January 31, 2020	$0.04
May 28, 2019	September 30, 2019	November 15, 2019	$0.31
May 28, 2019 (special dividend)	September 30, 2019	November 15, 2019	$0.02
June 4, 2019	June 14, 2019	August 15, 2019	$0.44
February 27, 2019	March 31, 2019	May 14, 2019	$0.33

On May 28, 2019, the Board also declared the following special distributions:

Record Date	Distribution Date (on or before)	Special Distribution Amount (per share)
June 30, 2020	August 14, 2020	$0.08
September 30, 2020	November 13, 2020	$0.08
December 31, 2020	January 19, 2021	$0.08

The following table reflects the distributions declared on shares of our common stock during the year ended December 31, 2018:

	December 31, 2018
Date Declared	Record Date	Payment Date	Distribution per Share
November 6, 2018	December 31, 2018	January 31, 2019	$0.36
August 7, 2018	September 30, 2018	November 15, 2018	$0.39
June 22, 2018	June 30, 2018	August 15, 2018	$0.34
March 2, 2018	March 31, 2018	April 30, 2018	$0.33

The following table reflects the distributions declared on shares of our common stock during the year ended December 31, 2017:

	December 31, 2017
Date Declared	Record Date	Payment Date	Distribution per Share
November 7, 2017	December 31, 2017	January 31, 2018	$0.34
November 7, 2017	November 7, 2017	November 14, 2017	$0.32
August 8, 2017	August 8, 2017	August 15, 2017	$0.26
May 9, 2017	May 9, 2017	May 15, 2017	$0.24
March 7, 2017	March 7, 2017	March 15, 2017	$0.19

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

During each quarter, but in no event later than 30 days after the end of each calendar quarter, our transfer agent or another designated agent will mail and/or make electronically available to each participant in the dividend reinvestment plan, a statement of account describing, as to such participant, the distributions received during such quarter, the number of shares of our common stock purchased during such quarter, and the per share purchase price for such shares. Annually, as required by the Code, we (or the applicable withholding agent) will include tax information for income earned on shares under the dividend reinvestment plan on a Form 1099-DIV that is mailed to shareholders subject to IRS tax reporting. We reserve the right to amend, suspend or terminate the dividend reinvestment plan. Any distributions reinvested through the issuance of shares through our dividend reinvestment plan will increase our gross assets on which the base management fee and the incentive fee are determined and paid under the Investment Advisory Agreement. State Street Bank and Trust Company acts as the administrator of the dividend reinvestment plan.

Additional information about the dividend reinvestment plan may be obtained by contacting shareholder services for Owl Rock Capital Corporation at (212) 419-3000.

Repurchase Offers

Stock Repurchase Plan

On July 7, 2019, our Board approved a stock repurchase plan (the “Company 10b5-1 Plan”), to acquire up to $150 million in the aggregate of our common stock at prices below our net asset value per share over a specified period, in accordance with the guidelines specified in Rule 10b-18 and Rule 10b5-1 of the Exchange Act. We put the Company 10b5-1 Plan in place because we believe that, in the current market conditions, if our common stock is trading below our then-current net asset value per share, it is in the best interest of our shareholders for us to reinvest in our portfolio.

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

The Company 10b5-1 Plan commenced on August 19, 2019 and terminates upon the earliest to occur of (i) 18-months (tolled for periods during which the Company 10b5-1 Plan is suspended), (ii) the end of the trading day on which the aggregate purchase price for all shares purchased under the Company 10b5-1 Plan equals $150 million and (iii) the occurrence of certain other events described in the Company 10b5-1 Plan. As of December 31, 2019, no purchases have been made under the Company 10b5-1 Plan.

Tender Offers

During the year ended December 31, 2019, we did not make any offers to repurchase issued and outstanding shares.

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

Term

The Investment Advisory Agreement was approved by the Board on February 19, 2020, as described further below under “Business – Board Approval of the Investment Advisory Agreement.” Unless earlier terminated as described below, the Investment Advisory Agreement will remain in effect from year-to-year if approved annually by a majority of the Board or by the holders of a majority of our outstanding voting securities and, in each case, a majority of the independent directors.

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

Compensation of the Adviser

We pay the Adviser an investment advisory fee for its services under the Investment Advisory Agreement consisting of two components: a Management Fee and an Incentive Fee. The cost of both the Management Fee and the Incentive Fee will ultimately be borne by our shareholders.

The Management Fee is payable quarterly in arrears. Prior to July 18, 2019 (the “Listing Date”), the Management Fee was payable at an annual rate of 0.75% of our (i) average gross assets, excluding cash and cash equivalents but including assets purchased with borrowed amounts, at the end of our two most recently completed calendar quarters plus (ii) the average of any shareholder’s remaining unfunded Capital Commitments to us at the end of the two most recently completed calendar quarters. Following the Listing Date, the Management Fee is payable at an annual rate of 1.5% of our average gross assets excluding cash and cash equivalents but including assets purchased with borrowed amounts, at the end of the two most recently completed calendar quarters payable quarterly in arrears. The Management Fee for any partial month or quarter, as the case may be, will be appropriately prorated and adjusted for any share issuances or repurchases during the relevant calendar months or quarters, as the case may be. For purposes of the Investment Advisory Agreement, gross assets means our total assets determined on a consolidated basis in accordance with generally accepted accounting principles in the United States, excluding cash and cash equivalents, but including assets purchased with borrowed amounts.

Pursuant to the Investment Advisory Agreement, the Adviser was not entitled to an Incentive Fee prior to the Listing Date. Following the Listing Date, the Incentive Fee consists of two components that are independent of each other, with the result that one component may be payable even if the other is not. A portion of the Incentive Fee is based on our income and a portion is based on our capital gains, each as described below. The portion of the Incentive Fee based on income is determined and paid quarterly in arrears commencing with the first calendar quarter following the Listing Date, and equals 100% of the pre-Incentive Fee net investment income in excess of a 1.5% quarterly “hurdle rate,” until the Adviser has received 17.5% of the total pre-Incentive Fee net investment income for that calendar quarter and, for pre-Incentive Fee net investment income in excess of 1.82% quarterly, 17.5% of all remaining pre-Incentive Fee net investment income for that calendar quarter. The 100% “catch-up” provision for pre-Incentive Fee net investment income in excess of the 1.5% “hurdle rate” is intended to provide the Adviser with an incentive fee of 17.5% on all pre-Incentive Fee net investment income when that amount equals 1.82% in a calendar quarter (7.27% annualized), which is the rate at which catch-up is achieved. Once the “hurdle rate” is reached and catch-up is achieved, 17.5% of any pre-Incentive Fee net investment income in excess of 1.82% in any calendar quarter is payable to the Adviser.

Pre-Incentive Fee net investment income means dividends (including reinvested dividends), interest and fee income accrued by us during the calendar quarter, minus operating expenses for the calendar quarter (including the Management Fee, expenses payable under the Administration Agreement, as discussed below, and any interest expense and dividends paid on any issued and outstanding preferred stock, but excluding the Incentive Fee). Pre-Incentive Fee net investment income includes, in the case of investments with a deferred interest feature (such as original issue discount, debt instruments with pay-in-kind interest (“PIK”) and zero coupon securities), accrued income that we may not have received in cash. The Adviser is not obligated to return the Incentive Fee it receives on PIK interest that is later determined to be uncollectible in cash. Pre-Incentive Fee net investment income does not include any realized capital gains, realized capital losses or unrealized capital appreciation or depreciation.

To determine whether pre-Incentive Fee net investment income exceeds the hurdle rate, pre-Incentive Fee net investment income is expressed as a rate of return on the value of our net assets at the end of the immediately preceding calendar quarter commencing with the first calendar quarter following the Listing Date. Because of the structure of the Incentive Fee, it is possible that we may pay an Incentive Fee in a calendar quarter in which we incur a loss. For example, if we receive pre-Incentive Fee net investment income in excess of the quarterly hurdle rate, we will pay the applicable Incentive Fee even if we have incurred a loss in that calendar quarter due to realized and unrealized capital losses. In addition, because the quarterly hurdle rate is calculated based on our net assets, decreases in our net assets due to realized or unrealized capital losses in any given calendar quarter may increase the likelihood that the hurdle rate is reached and therefore the likelihood of us paying an Incentive Fee for that calendar quarter. Our net investment income used to calculate this component of the Incentive Fee is also included in the amount of our gross assets used to calculate the Management Fee because gross assets are total assets (including cash received) before deducting liabilities (such as declared dividend payments).

The following is a graphical representation of the calculation of the income-related portion of the incentive fee:

Quarterly Subordinated Incentive Fee on

Pre-Incentive Fee Net Investment Income

(expressed as a percentage of the value of net assets)

0%	1.5%	1.82%

← 0% →	← 100% →	← 17.5% →

The second component of the Incentive Fee, the Capital Gains Incentive Fee, payable at the end of each calendar year in arrears, equals 17.5% (reduced from 20% payable pursuant to the Original Investment Advisory Agreement) of cumulative realized capital gains from the Listing Date to the end of each calendar year, less cumulative realized capital losses and unrealized capital depreciation from the Listing Date to the end of each calendar year. Each year, the fee paid for the Capital Gains Incentive Fee is net of the aggregate amount of any previously paid Capital Gains Incentive Fee for prior periods. We will accrue, but will not pay, a Capital Gains Incentive Fee with respect to unrealized appreciation because a Capital Gains Incentive Fee would be owed to the Adviser if we were to sell the relevant investment and realize a capital gain. For the sole purpose of calculating the Capital Gains Incentive Fee, the cost basis as of the Listing Date for all of our investments made prior to the Listing Date will be equal to the fair market value of such investments as of the last day of the quarter in which the Listing Date occurred; provided, however, that in no event will the Capital Gains Fee payable pursuant to the Investment Advisory Agreement be in excess of the amount permitted by the Advisers Act, including Section 205 thereof.

The fees that are payable under the Investment Advisory Agreement for any partial period will be appropriately prorated.

Fee Waiver

On February 27, 2019, the Adviser agreed at all times prior to the fifteen-month anniversary of an Exchange Listing (which includes the IPO), to waive (i) any portion of the Management Fee that is in excess of 0.75% of the Company’s gross assets, excluding cash and cash-equivalents but including assets purchased with borrowed amounts at the end of the two most recently completed calendar quarters, calculated in accordance with the Investment Advisory Agreement, and (ii) the entire Incentive Fee (including, for the avoidance of doubt, both the portion of the incentive fee based on the Company's income and the capital gains incentive fee).

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

Board Approval of the Investment Advisory Agreement

On February 19, 2020, the Board held an in-person meeting to consider and approve the continuation of the Investment Advisory Agreement and related matters. The Board was provided information it required to consider the Investment Advisory Agreement, including: (a) the nature, quality and extent of the advisory and other services to be provided to us by the Adviser; (b) comparative data with respect to advisory fees or similar expenses paid by other BDCs, which could include employees of the Adviser or its affiliates; (c) our projected operating expenses and expense ratio compared to BDCs with similar investment objectives; (d) any existing and potential sources of indirect income to the Adviser from its relationship with us and the profitability of that relationship; (e) information about the services to be performed and the personnel performing such services under the Investment Advisory Agreement; (f) the organizational capability and financial condition of the Adviser and its affiliates; and (g) the possibility of obtaining similar services from other third-party service providers or through an internally managed structure.

Based on the information reviewed and the discussion thereof, the Board, including a majority of the non-interested directors, determined that the investment advisory fee rates are reasonable in relation to the services provided and approved the continuation of the Investment Advisory Agreement as being in the best interests of our shareholders.

Administration Agreement

The description below of the Administration Agreement is only a summary and is not necessarily complete. The description set forth below is qualified in its entirety by reference to the Administration Agreement.

Under the terms of the Administration Agreement, the Adviser performs, or oversees the performance of, administrative services for us, which includes, but is not limited to, providing office space, equipment and office services, maintaining financial records, preparing reports to shareholders and reports filed with the SEC, managing the payment of expenses and the performance of administrative and professional services rendered by others, which could include employees of the Adviser or its affiliates. We will reimburse the Adviser for services performed for us pursuant to the terms of the Administration Agreement. In addition, pursuant to the terms of the Administration Agreement, the Adviser may delegate its obligations under the Administration Agreement to an affiliate or to a third party and we will reimburse the Adviser for any services performed for us by such affiliate or third party.

The continuation of the Administration Agreement was approved by the Board on February 19, 2020. Unless earlier terminated as described below, the Administration Agreement will remain in effect year-to-year if approved annually by a majority of the Board or by the holders of a majority of our outstanding voting securities and, in each case, a majority of the independent directors. We may terminate the Administration Agreement, without payment of any penalty, upon 60 days' written notice. The decision to terminate the agreement may be made by a majority of the Board or the shareholders holding a Majority of the Outstanding Shares of our common stock. In addition, the Adviser may terminate the Administration Agreement, without payment of any penalty, upon 60 days' written notice. To the extent that the Adviser outsources any of its functions we will pay the fees associated with such functions without profit to the Adviser.

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

Payment of Our Expenses under the Investment Advisory and Administration Agreements

Except as specifically provided below, we anticipate that all investment professionals and staff of the Adviser, when and to the extent engaged in providing investment advisory and management services to us, and the base compensation, bonus and benefits, and the routine overhead expenses, of such personnel allocable to such services, will be provided and paid for by the Adviser. We will bear our allocable portion of the compensation paid by the Adviser (or its affiliates) to our chief compliance officer and chief financial officer and their respective staffs (based on a percentage of time such individuals devote, on an estimated basis, to our business affairs, and as otherwise set forth in the Administrative Agreement). We also will bear all other costs and expenses of our operations, administration and transactions, including, but not limited to (i) investment advisory fees, including Management Fees and Incentive Fees, to the Adviser, pursuant to the Investment Advisory Agreement; (ii) our allocable portion of overhead and other expenses incurred by the Adviser in performing its administrative obligations under the Investment Advisory Agreement and the Administrative Agreement, and (iii) all other costs and expenses of our operations and transactions including, without limitation, those relating to:

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

Affiliated Transactions

We may be prohibited under the 1940 Act from conducting certain transactions with our affiliates without prior approval of the directors who are not interested persons, and in some cases, the prior approval of the SEC.  We, the Adviser and certain of its affiliates have been granted exemptive relief by the SEC to co-invest with other funds managed by the Adviser or its affiliates, including Owl Rock Capital Corporation II and Owl Rock Technology Finance Corp., in a manner consistent with our investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors. Pursuant to such exemptive relief, we are generally permitted to co-invest with certain of our affiliates if a “required majority” (as defined in Section 57(o) of the 1940 Act) of the Board make certain conclusions in connection with a co-investment transaction, including that (1) the terms of the transaction, including the consideration to be paid, are reasonable and fair to us and our shareholders and do not involve overreaching by us or our shareholders on the part of any person concerned, (2) the transaction is consistent with the interests of our shareholders and is consistent with our investment objective and strategies, and (3) the investment by our affiliates would not disadvantage us, and our participation would not be on a basis different from or less advantageous than that on which our affiliates are investing. The Owl Rock Advisers’ allocation policy incorporates the conditions of the exemptive relief and seeks to ensure equitable allocation of investment opportunities between the Company and other funds managed by the Adviser or its affiliates. As a result of the exemptive relief, there could be significant overlap in our investment portfolio and the investment portfolio of Owl Rock Capital Corporation II and/or other funds established by the Adviser or its affiliates that could avail themselves of the exemptive relief.

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

Emerging Growth Company

We are an emerging growth company as defined in the Jumpstart our Business Startups Act of 2012 (the “JOBS Act”) and we are eligible to take advantage of certain specified reduced disclosure and other requirements that are otherwise generally applicable to public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”). We expect to remain an emerging growth company for up to five years following the completion of our initial public offering or until the earliest of (i) the last day of the first fiscal year in which our annual gross revenues exceed $1.07 billion, (ii) December 31 of the fiscal year that we become a “large accelerated filer” as defined in Rule 12b-2 under the Exchange Act which would occur if the market value of our common stock that is held by non-affiliates exceeds $700.0 million as of the last business day of our most recently completed second fiscal quarter and we have been publicly reporting for at least 12 months or (iii) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the preceding three-year period. In addition, we will take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards.

Employees

We do not currently have any employees and do not expect to have any employees. Services necessary for our business are provided by individuals who are employees of the Adviser or its affiliates, pursuant to the terms of the Investment Advisory Agreement and the Administration Agreement. Each of our executive officers is employed by the Adviser or its affiliates. Our day-to-day investment operations are managed by the Adviser. The services necessary for the origination and administration of our investment portfolio are provided by investment professionals employed by the Adviser or its affiliates. The Investment Team is focused on origination and transaction development and the ongoing monitoring of our investments. In addition, we reimburse the Adviser for the allocable portion of the compensation paid by the Adviser (or its affiliates) to our chief compliance officer and chief financial officer and their respective staffs (based on the percentage of time such individuals devote, on an estimated basis, to our business and affairs and as otherwise set forth in the Administrative Agreement). See “— Investment Advisory Agreement” and “— Administration Agreement.”

Regulation as a Business Development Company

We have elected to be regulated as a BDC under the 1940 Act. The 1940 Act contains prohibitions and restrictions relating to transactions between BDCs and their affiliates (including any investment advisers or sub-advisers), principal underwriters and affiliates of those affiliates or underwriters and requires that a majority of the directors be persons other than "interested persons," as that term is defined in the 1940 Act.

In addition, the 1940 Act provides that we may not change the nature of our business so as to cease to be, or to withdraw our election as, a BDC unless approved by a Majority of the Outstanding Shares of our common stock.

We are not generally able to issue and sell our common stock at a price below net asset value per share. We may, however, issue and sell our common stock, or warrants, options or rights to acquire our common stock, at a price below the then-current net asset value of our common stock if (1) our board of directors determines that such sale is in our best interests and the best interests of our shareholders, and (2) our shareholders have approved our policy and practice of making such sales within the preceding 12 months. In any such case, the price at which our securities are to be issued and sold may not be less than a price which, in the determination of our board of directors, closely approximates the market value of such securities.

As a BDC, the ratio of our total assets (less total liabilities other than indebtedness represented by senior securities) to our total indebtedness represented by senior securities plus preferred stock, if any, must be at least 200%. However, legislation enacted in March 2018 has modified the 1940 Act by allowing a BDC to increase the maximum amount of leverage it may incur from an asset coverage ratio of 200% to an asset coverage ratio of 150%, if certain requirements are met. This means that generally, we can borrow up to $1 for every $1 of investor equity (or, if certain conditions are met, we can borrow up to $2 for every $1 of investor equity). The reduced asset coverage requirement would permit a BDC to double the amount of leverage it could incur. We are permitted to increase our leverage capacity if shareholders representing at least a majority of the votes cast, when quorum is met, approve a proposal to do so. If we receive such shareholder approval, we would be permitted to increase our leverage capacity on the first day after such approval. Alternatively, we may increase the maximum amount of leverage we may incur to an asset coverage ratio of 150% if the "required majority" (as defined in Section 57(o) of the 1940 Act) of the independent members of our Board of Directors approve such increase with such approval becoming effective after one year. In either case, we would be required to make certain disclosures on our website and in SEC filings regarding, among other things, the receipt of approval to increase our leverage, our leverage capacity and usage, and risks related to leverage. In addition, before incurring any such additional leverage, we would have to renegotiate or receive a waiver from the contractual leverage limitations under our existing credit facilities and notes.

We may also be prohibited under the 1940 Act from knowingly participating in certain transactions with our affiliates without the prior approval of our board of directors who are not interested persons and, in some cases, prior approval by the SEC.

We may invest up to 100% of our assets in securities acquired directly from issuers in privately negotiated transactions. With respect to such securities, we may, for the purpose of public resale, be deemed an “underwriter” as that term is defined in the Securities Act.

Our intention is to not write (sell) or buy put or call options to manage risks associated with the publicly traded securities of our portfolio companies, except that we may enter into hedging transactions to manage the risks associated with interest rate or currency fluctuations. However, we may purchase or otherwise receive warrants to purchase the common stock of our portfolio companies in connection with acquisition financing or other investments. Similarly, in connection with an acquisition, we may acquire rights to require the issuers of acquired securities or their affiliates to repurchase them under certain circumstances.

We do not intend to acquire securities issued by any investment company that exceed the limits imposed by the 1940 Act. Under these limits, except for registered money market funds, we generally cannot acquire more than 3% of the voting stock of any registered investment company, invest more than 5% of the value of our total assets in the securities of one investment company, or invest more than 10% of the value of our total assets in the securities of more than one investment company. With regard to that portion of our portfolio invested in securities issued by investment companies, if any, it should be noted that such investments might subject our shareholders to additional expenses as they will be indirectly responsible for the costs and expenses of such companies.

None of our investment policies are fundamental, and thus may be changed without shareholder approval.

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

Managerial Assistance to Portfolio Companies. A BDC must have been organized and have its principal place of business in the United States and must be operated for the purpose of making investments in the types of securities described above. However, in order to count portfolio securities as qualifying assets for the purpose of the 70% test, the BDC must either control the issuer of the securities or must offer to make available to the issuer of the securities (other than small and solvent companies described above) significant managerial assistance; except that, where the BDC purchases such securities in conjunction with one or more other persons acting together, one of the other persons in the group may make available such managerial assistance. Where the BDC purchases such securities in conjunction with one or more other persons acting together, the BDC will satisfy this test if one of the other persons in the group makes available such managerial assistance, although this may not be the sole method by which the BDC satisfies the requirement to make available managerial assistance. Making available significant managerial assistance means, among other things, any arrangement whereby the BDC, through its directors, officers or employees, offers to provide and, if accepted, does so provide, significant guidance and counsel concerning the management, operations or business objectives and policies of a portfolio company through monitoring of portfolio company operations, selective participation in board and management meetings, consulting with and advising a portfolio company’s officers or other organizational or financial guidance.

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

Senior Securities; Coverage Ratio. We are generally permitted, under specified conditions, to issue multiple classes of indebtedness and one class of stock senior to our common stock if immediately after such borrowing or issuance, the ratio of our total assets (less total liabilities other than indebtedness represented by senior securities) to our total indebtedness represented by senior securities plus preferred stock, if any, is at least 200%. However, legislation enacted in March 2018 has modified the 1940 Act by allowing a BDC to increase the maximum amount of leverage it may incur from an asset coverage ratio of 200% to an asset coverage ratio of 150%, if certain requirements are met. This means that generally, a BDC can borrow up to $1 for every $1 of investor equity or, if certain requirements are met and it reduces its asset coverage ratio, it can borrow up to $2 for every $1 of investor equity. The reduced asset coverage requirement would permit a BDC to double the amount of leverage it could incur. We are permitted to increase our leverage capacity if shareholders representing at least a majority of the votes cast, when quorum is met, approve a proposal to do so. If we receive such shareholder approval, we would be permitted to increase our leverage capacity on the first day after such approval. Alternatively, we may increase the maximum amount of leverage we may incur to an asset coverage ratio of 150% if the “required majority” (as defined in Section 57(o) of the 1940 Act) of the independent members of our Board of Directors approve such increase with such approval becoming effective after one year. In either case, we would be required to make certain disclosures on our website and in SEC filings regarding, among other things, the receipt of approval to increase our leverage, our leverage capacity and usage, and risks related to leverage. In addition, before incurring any such additional leverage, we would have to renegotiate or receive a waiver from the contractual leverage limitations under our existing credit facilities.

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

Codes of Ethics. We and the Adviser have each adopted a code of ethics pursuant to Rule 17j-1 under the 1940 Act and Rule 204A-1 under the Advisers Act, respectively, that establishes procedures for personal investments and restricts certain personal securities transactions. Personnel subject to the code are permitted to invest in securities for their personal investment accounts, including securities that may be purchased or held by us, so long as such investments are made in accordance with the code’s requirements. Our code of ethics is available, free of charge, on our website at www.owlrockcapitalcorporation.com. In addition, the code of ethics is available on the EDGAR Database on the SEC's website at http://www.sec.gov.

Affiliated Transactions. We may be prohibited under the 1940 Act from conducting certain transactions with our affiliates without the prior approval of our directors who are not interested persons and, in some cases, the prior approval of the SEC. We, the Adviser, and certain affiliates have applied for and been granted exemptive relief by the SEC to co-invest with other funds managed by the Adviser or its affiliates in a manner consistent with our investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors. Pursuant to such exemptive relief, we generally are permitted to co-invest with certain of our affiliates if a “required majority” (as defined in Section 57(o) of the 1940 Act) of our independent directors makes certain conclusions in connection with a co-investment transactions, including that (1) the terms of the transaction, including the consideration to be paid, are reasonable and fair to us and our shareholders and do not involve overreaching of us or our shareholders on the part of any person concerned, (2) the transaction is consistent with the interests of our shareholders and is consistent with our investment objective and strategies, and (3) the investment by our affiliates would not disadvantage us, and our participation would not be on a basis different from or less advantageous than that on which our affiliates are investing. The Owl Rock Advisor’s allocation policy incorporates the conditions of the exemptive relief and seeks to ensure equitable allocation of investment opportunities between the Company and/or other funds managed by the Adviser or its affiliates over time. As a result of exemptive relief, there could be significant overlap in the Company’s investment portfolio and the investment portfolio of other funds established by the Adviser or its affiliates that could avail themselves of the exemptive relief.

Cancellation of the Investment Advisory Agreement. Under the 1940 Act, the Investment Advisory Agreement will automatically terminate in the event of its assignment, as defined in the 1940 Act, by the Adviser. The Investment Advisory Agreement may be terminated at any time, without penalty, by us upon not less than 60 days’ written notice to the Adviser and may be terminated at any time, without penalty, by the Adviser upon 60 days’ written notice to us. The holders of a Majority of our Outstanding Shares may also terminate the Investment Advisory Agreement without penalty upon not less than 60 days’ written notice. Unless terminated earlier as described above, the Investment Advisory Agreement will remain in effect for a period of two years from the date it first become effective and will remain in effect from year-to-year thereafter if approved annually by our Board or by the affirmative vote of the holders of a Majority of our Outstanding Shares, and, in either case, if also approved by a majority of our directors who are not “interested persons” as defined in the 1940 Act.

Other. We have adopted an investment policy that complies with the requirements applicable to us as a BDC. We expect to be periodically examined by the SEC for compliance with the 1940 Act, and will be subject to the periodic reporting and related requirements of the Exchange Act.

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

Our common stock is listed on the NYSE under the symbol “ORCC.” As a listed company on the NYSE, we are subject to various listing standards including corporate governance listing standards. We believe we are in material compliance with these rules.

Certain U.S. Federal Income Tax Considerations

The following discussion is a general summary of certain U.S. federal income tax considerations applicable to us and to an investment in our common stock. This discussion does not purport to be a complete description of the income tax considerations applicable to such an investment. For example, this discussion does not describe tax consequences that we have assumed to be generally known by investors or certain considerations that may be relevant to certain types of holders subject to special treatment under U.S. federal income tax laws, including persons who hold our common stock as part of a straddle or a hedging, integrated or constructive sale transaction, persons subject to the alternative minimum tax, tax-exempt organizations, insurance companies, brokers or dealers in securities, pension plans and trusts, persons whose functional currency is not the U.S. dollar, U.S. expatriates, regulated investment companies, real estate investment trusts, personal holding companies, persons who acquire an interest in the Company in connection with the performance of services, and financial institutions. Such persons should consult with their own tax advisers as to the U.S. federal income tax consequences of an investment in our common stock, which may differ substantially from those described herein. This discussion assumes that shareholders hold our common stock as capital assets (within the meaning of the Code).

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

Investment income received from sources within foreign countries, or capital gains earned by investing in securities of foreign issuers, may be subject to foreign income taxes withheld at the source. In this regard, withholding tax rates in countries with which the United States does not have a tax treaty can be as high as 35% or more. The United States has entered into tax treaties with many foreign countries that may entitle us to a reduced rate of tax or exemption from tax on this related income and gains. The effective rate of foreign tax cannot be determined at this time since the amount of our assets to be invested within various countries is not now known. We do not anticipate being eligible for the special election that allows a RIC to treat foreign income taxes paid by such RIC as paid by its stockholders.

If we purchase shares in a "passive foreign investment company," or PFIC, we may be subject to U.S. federal income tax on a portion of any "excess distribution" or gain from the disposition of such shares even if such income is distributed as a taxable dividend by us to our stockholders. Additional charges in the nature of interest may be imposed on us in respect of deferred taxes arising from such distributions or gains. If we invest in a PFIC and elect to treat the PFIC as a "qualified electing fund" under the Code, or QEF, in lieu of the foregoing requirements, we will be required to include in income each year a portion of the ordinary earnings and net capital gain of the QEF, even if such income is not distributed to us. Alternatively, we can elect to mark-to-market at the end of each taxable year our shares in a PFIC; in this case, we will recognize as ordinary income any increase in the value of such shares and as ordinary loss any decrease in such value to the extent it does not exceed prior increases included in income. Under either election, we may be required to recognize in a year income in excess of our distributions from PFICs and our proceeds from dispositions of PFIC stock during that year, and such income will nevertheless be subject to the Annual Distribution Requirement and will be taken into account for purposes of the 4% U.S. federal excise tax. We intend to limit and/or manage our holdings in PFICs to minimize our liability for any taxes and related interest charges.

Foreign exchange gains and losses realized by us in connection with certain transactions involving non-dollar debt securities, certain foreign currency futures contracts, foreign currency option contracts, foreign currency forward contracts, foreign currencies, or payables or receivables denominated in a foreign currency are subject to Code provisions that generally treat such gains and losses as ordinary income and losses and may affect the amount, timing and character of distributions to our stockholders. Any such transactions that are not directly related to our investment in securities (possibly including speculative currency positions or currency derivatives not used for hedging purposes) could, under future Treasury regulations, produce income not among the types of "qualifying income" from which a RIC must derive at least 90% of its annual gross income.

In accordance with certain applicable Treasury regulations and guidance published by the IRS, a RIC may treat a distribution of its own stock as fulfilling its RIC distribution requirements if each stockholder may elect to receive his or her entire distribution in either cash or stock of the RIC, subject to a limitation that the aggregate amount of cash to be distributed to all stockholders must be at least 20% of the aggregate declared distribution. If too many stockholders elect to receive cash, the cash available for distribution must be allocated among stockholders electing to receive cash (with the balance of the distribution paid in stock). In no event will any stockholder, electing to receive cash, receive less than the lesser of (a) the portion of the distribution such stockholder elected to receive in cash, or (b) an amount equal to his or her entire distribution times the percentage limitation on cash available for distribution. If these and certain other requirements are met, for U.S. federal income tax purposes, the amount of the dividend paid in stock will be equal to the amount of cash that could have been received instead of stock. We have no current intention of paying dividends in shares of our stock in accordance with these Treasury regulations or published guidance.

If we fail to qualify for treatment as a RIC, and certain amelioration provisions are not applicable, we would be subject to tax on all of our taxable income (including our net capital gains) at regular corporate rates. We would not be able to deduct distributions to our shareholders, nor would they be required to be made. Distributions, including distributions of net long-term capital gain, would generally be taxable to our shareholders as ordinary dividend income to the extent of our current and accumulated earnings and profits. Subject to certain limitations under the Code, our corporate shareholders would be eligible to claim a dividend received deduction with respect to such dividend our non-corporate shareholders would generally be able to treat such dividends as "qualified dividend income," which is subject to reduced rates of U.S. federal income tax. Distributions in excess of our current and accumulated earnings and profits would be treated first as a return of capital to the extent of the shareholder's tax basis, and any remaining distributions would be treated as a capital gain. In order to requalify as a RIC, in addition to the other requirements discussed above, we would be required to distribute all of our previously undistributed earnings attributable to the period we failed to qualify as a RIC by the end of the first year that we intend to requalify as a RIC. If we fail to requalify as a RIC for a period greater than two taxable years, we may be subject to regular corporate tax on any net built-in gains with respect to certain of our assets (i.e., the excess of the aggregate gains, including items of income, over aggregate losses that would have been realized with respect to such assets if we had been liquidated) that we elect to recognize on requalification or when recognized over the next five years.

Proxy Voting Policies and Procedures

We have delegated our proxy voting responsibility to the Adviser. The Proxy Voting Policies and Procedures of the Adviser are described below. The guidelines are reviewed periodically by the Adviser and our non-interested directors, and, accordingly, are subject to change.

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

Proxy Policies

The Adviser will seek to vote all proxies relating to our portfolio securities in the best interest of our shareholders. The Adviser reviews on a case-by-case basis each proposal submitted to a shareholder vote to determine its impact on the portfolio securities held by the Company. Although the Adviser will generally vote against proposals that may have a negative impact on its clients’ portfolio securities, the Adviser may vote for such a proposal if there exists compelling long-term reasons to do so.

The Adviser’s proxy voting decisions are made by senior officers who are responsible for monitoring each of our investments. To ensure that the Adviser’s vote is not the product of a conflict of interest, the Adviser requires that: (i) anyone involved in the decision making process disclose to the Adviser’s chief compliance officer any potential conflict that he or she is aware of and any contact that he or she has had with any interested party regarding a proxy vote; and (ii) employees involved in the decision-making process or vote administration are prohibited from revealing how the Adviser intends to vote on a proposal in order to reduce any attempted influence from interested parties.

Proxy Voting Records

You may obtain information about how the Adviser voted proxies by making a written request for proxy voting information to: Owl Rock Capital Corporation, Attention: Investor Relations, 399 Park Avenue, 38th Floor, New York, NY 10022, or by calling Owl Rock Capital Corporation at (212) 419-3000.

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

We make available free of charge on our website (www.owlrockcapitalcorporation.com) our annual reports on Form 10-K, quarterly reports on Form 10-Q and our current reports on Form 8-K. The SEC also maintains a website (www.sec.gov) that contains  such information. The reference to our website is an inactive textual reference only and the information contained on our website is not a part of this registration statement.

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

Risks Related to Our Business

We have a limited operating history.

We were formed on October 15, 2015 and are subject to all of the business risks and uncertainties associated with any business with a limited operating history, including the risk that we will not achieve or sustain our investment objective and that the value of your investment could decline substantially or your investment could become worthless.

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

In addition, we may be subject to limitations as to how borrowed funds may be used, which may include restrictions on geographic and industry concentrations, loan size, payment frequency and status, average life, collateral interests and investment ratings, as well as regulatory restrictions on leverage which may affect the amount of funding that may be obtained. There may also be certain requirements relating to portfolio performance, including required minimum portfolio yield and limitations on delinquencies and charge-offs, a violation of which could limit further advances and, in some cases, result in an event of default. An event of default under a credit facility could result in an accelerated maturity date for all amounts outstanding thereunder, which could have a material adverse effect on our business and financial condition and could lead to cross default under other credit facilities. This could reduce our liquidity and cash flow and impair our ability to manage our business.

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

As part of our business strategy, we may borrow from and issue senior debt securities to banks, insurance companies and other lenders or investors. Holders of these senior securities will have fixed-dollar claims on our assets that are superior to the claims of our shareholders. If the value of our assets decreases, leverage would cause our net asset value to decline more sharply than it otherwise would have if we did not employ leverage. Similarly, any decrease in our income would cause net income to decline more sharply than it would have had we not borrowed. Such a decline could negatively affect our ability to make common stock dividend payments.

Our ability to service any borrowings that we incur will depend largely on our financial performance and will be subject to prevailing economic conditions and competitive pressures. Moreover, the management fee will be payable based on our average gross assets excluding cash and cash equivalents but including assets purchased with borrowed amounts, which may give our Adviser an incentive to use leverage to make additional investments. See “— Our fee structure may create incentives for our Adviser to make speculative investments or use substantial leverage.” The amount of leverage that we employ will depend on our Adviser’s and our Board’s assessment of market and other factors at the time of any proposed borrowing. We cannot assure you that we will be able to obtain credit at all or on terms acceptable to us, which could affect our return on capital.

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

	Assumed Return on Our Portfolio (Net of Expenses)
	-10%	-5%	0%	5%	10%
Corresponding return to common shareholder(1)	-17.86%	-10.16%	-2.47%	5.23%	12.93%

________________

(1)

Assumes, as of December 31, 2019, (i) $9.2 billion in total assets, (ii) $3.1 billion in outstanding indebtedness, (iii) 6.0 billion in net assets and (iv) weighted average interest rate, excluding fees (such as fees on undrawn amounts and amortization of financing costs), of 4.8%.

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

We may want to obtain additional debt financing, or need to do so upon maturity of our credit facilities, in order to obtain funds which may be made available for investments. The revolving period under the Revolving Credit Facility ends on January 31, 2020, and the Revolving Credit Facility matures on April 2, 2024. The SPV Asset Facility I, the 2023 Notes, the SPV Asset Facility II, the SPV Asset Facility III, the 2024 Notes, the 2025 Notes, the SPV Asset Facility IV, CLO I Transaction and CLO II Transaction mature on December 21, 2022, June 21, 2023, October 10, 2026, December 14, 2023, April 15, 2024, March 30, 2025, August 2, 2029, May 20, 2031 and January 20, 2031, respectively. If we are unable to increase, renew or replace any such facilities and enter into new debt financing facilities or other debt financing on commercially reasonable terms, our liquidity may be reduced significantly. In addition, if we are unable to repay amounts outstanding under any such facilities and are declared in default or are unable to renew or refinance these facilities, we may not be able to make new investments or operate our business in the normal course. These situations may arise due to circumstances that we may be unable to control, such as lack of access to the credit markets, a severe decline in the value of the U.S. dollar, an economic downturn or an operational problem that affects us or third parties, and could materially damage our business operations, results of operations and financial condition.

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

As a business development company, generally, the ratio of our total assets (less total liabilities other than indebtedness represented by senior securities) to our total indebtedness represented by senior securities plus any preferred stock, if any, must be at least 200%; however, legislation enacted in March 2018 has modified the 1940 Act by allowing a BDC to increase the maximum amount of leverage it may incur from an asset coverage ratio of 200% to an asset coverage ratio of 150%, if certain requirements are met. This means that generally, we can borrow up to $1 for every $1 of investor equity (or, if certain conditions are met, we can borrow up to $2 for every $1 of investor equity). The reduced asset coverage requirement would permit a BDC to double the amount of leverage it could incur. For additional information about the asset coverage requirements, see “Regulation — Senior Securities”. If this ratio declines below 200% (or 150% if certain requirements are met), we cannot incur additional debt and could be required to sell a portion of our investments to repay some indebtedness when it may be disadvantageous to do so. This could have a material adverse effect on our operations, and we may not be able to service our debt or make distributions.

Global economic, political and market conditions may adversely affect our business, financial condition and results of operations, including our revenue growth and profitability.

The worldwide financial markets, as well as various social and political tensions in the United States and around the world, may contribute to increased market volatility, may have long term effects on the United States and worldwide financial markets, and may cause economic uncertainties or deterioration in the United States and worldwide. We monitor developments and seek to manage our investments in a manner consistent with achieving our investment objective, but there can be no assurance that we will be successful in doing so.

In August 2011 and then affirmed in August 2013, Standard & Poor’s Rating Services lowered its long term sovereign credit rating on the U.S. from “AAA” to “AA+”. Additionally, in January of 2012, Standard & Poor’s Rating Services lowered its long term sovereign credit rating for several large European countries. These ratings negatively impacted global markets and economic conditions. Although U.S. lawmakers have taken steps to avoid further downgrades, U.S. budget deficit concerns and similar conditions in Europe, China and elsewhere have increased the possibility of additional credit rating downgrades and worsening global economic and market conditions. The current political climate has also intensified concerns about a potential trade war between the United States and China in connection with each country’s recent proposed tariffs on the other country’s products. There can be no assurance that current or future governmental measures to mitigate these conditions will be effective. These conditions, government actions and future developments may cause interest rates and borrowing costs to rise, which may adversely affect our ability to access debt financing on favorable terms and may increase the interest costs of our borrowers, hampering their ability to repay us. Continued or future adverse economic conditions could have a material adverse effect on our business, financial condition and results of operations.

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

Our ability to achieve our investment objective also depends on the ability of our Adviser to identify, analyze, invest in, finance, and monitor companies that meet our investment criteria. Our Adviser’s capabilities in structuring the investment process, and providing competent, attentive and efficient services to us depend on the involvement of investment professionals of adequate number and sophistication to match the corresponding flow of transactions. To achieve our investment objective, our Adviser may need to retain, hire, train, supervise, and manage new investment professionals to participate in our investment selection and monitoring process. Our Adviser may not be able to find qualified investment professionals in a timely manner or at all. Any failure to do so could have a material adverse effect on our business, financial condition and results of operations.

In addition, the Investment Advisory Agreement has a termination provision that allows the agreement to be terminated by us on 60 days’ notice without penalty by the vote of a Majority of the Outstanding Shares of our common stock or by the vote of our independent directors. Furthermore, the Investment Advisory Agreement automatically terminates in the event of its assignment, as defined in the 1940 Act, by the Adviser. If the Adviser resigns or is terminated, or if we do not obtain the requisite approvals of shareholders and our Board to approve an agreement with the Adviser after an assignment, we may not be able to find a new investment adviser or hire internal management with similar expertise and ability to provide the same or equivalent services on acceptable terms prior to the termination of the Investment Advisory Agreement, or at all. If we are unable to do so quickly, our operations are likely to experience a disruption and costs under any new agreements that we enter into could increase. Our financial condition, business and results of operations, as well as our ability to meet our payment obligations under our indebtedness and pay distributions, are likely to be adversely affected, and the value of our common stock may decline.

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

We are an “emerging growth company” under the JOBS Act, and we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make our securities stock less attractive to investors.

We are and we will remain an “emerging growth company” as defined in the JOBS Act until the earlier of (a) the last day of the fiscal year (i) following the fifth anniversary of the completion of our initial public offering of common equity securities, (ii) in which we have total annual gross revenue of at least $1.07 billion, or (iii) in which we are deemed to be a large accelerated filer, which means the market value of our common stock that is held by non-affiliates exceeds $700 million as of the prior June 30th, and (b) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period. For so long as we remain an “emerging growth company” we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act. We cannot predict if investors will find our securities and debt less attractive because we will rely on some or all of these exemptions.

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

As a public entity, we are subject to the reporting requirements of the Exchange Act and requirements of the Sarbanes-Oxley Act. The Exchange Act requires that we file annual, quarterly and current reports with respect to our business and financial condition. The Sarbanes-Oxley Act requires that we maintain effective disclosure controls and procedures and internal controls over financial reporting, which are discussed below. In order to maintain and improve the effectiveness of our disclosure controls and procedures and internal controls, significant resources and management oversight are required. We have implemented procedures, processes, policies and practices for the purpose of addressing the standards and requirements applicable to public companies. These activities may divert management’s attention from other business concerns, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

The systems and resources necessary to comply with public company reporting requirements will increase further once we cease to be an “emerging growth company” under the JOBS Act. As long as we remain an emerging growth company, we intend to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies, including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act. We expect to remain an emerging growth company for up to five years following the completion of our initial public offering of common equity securities or until the earliest of (i) the last day of the first fiscal year in which our annual gross revenues exceed $1.07 billion, (ii) December 31 of the fiscal year that we become a “large accelerated filer” as defined in Rule 12b-2 under the Exchange Act which would occur if the market value of our common stock that is held by non-affiliates exceeds $700.0 million as of the last business day of our most recently completed second fiscal quarter and we have been publicly reporting for at least 12 months or (iii) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the preceding three-year period.

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

We are subject to limited restrictions with respect to the proportion of our assets that may be invested in a single issuer.

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

The United Kingdom's Financial Conduct Authority, which regulates LIBOR, announced that it will not compel panel banks to contribute to LIBOR after 2021. It is unclear if at that time LIBOR will cease to exist or if new methods of calculating LIBOR will be established such that it continues to exist after 2021. Central banks and regulators in a number of major jurisdictions (for example, United States, United Kingdom, European Union, Switzerland and Japan) have convened working groups to find, and implement the transition to, suitable replacements for interbank offered rates (“IBORs”). To identify a successor rate for U.S. dollar LIBOR, the Alternative Reference Rates Committee (“ARRC”), a U.S.-based group convened by the Federal Reserve Board and the Federal Reserve Bank of New York, was formed. The ARRC has identified the Secured Overnight Financing Rate (“SOFR”) as its preferred alternative rate for LIBOR. SOFR is a measure of the cost of borrowing cash overnight, collateralized by U.S. Treasury securities, and is based on directly observable U.S. Treasury-backed repurchase transactions. Although SOFR appears to be the preferred replacement rate for U.S. dollar LIBOR, at this time, it is not possible to predict the effect of any such changes, any establishment of alternative reference rates or other reforms to LIBOR that may be enacted in the United States, United Kingdom or elsewhere. The elimination of LIBOR or any other changes or reforms to the determination or supervision of LIBOR could have an adverse impact on the market for or value of any LIBOR-linked securities, loans, and other financial obligations or extensions of credit held by or due to us or on our overall financial condition or results of operations. In addition, if LIBOR ceases to exist, we may need to renegotiate the credit agreements extending beyond 2021 with our portfolio companies that utilize LIBOR as a factor in determining the interest rate, in order to replace LIBOR with the new standard that is established, which may have an adverse effect on our overall financial condition or results of operations. Following the replacement of LIBOR, some or all of these credit agreements may bear interest at a  lower interest rate, which could have an adverse impact on our results of operations. Moreover, if LIBOR ceases to exist, we may need to renegotiate certain terms of our credit facilities. If we are unable to do so, amounts drawn under our credit facilities may bear interest at a higher rate, which would increase the cost of our borrowings and, in turn, affect our results of operations.

The United Kingdom referendum decision to leave the European Union may create significant risks and uncertainty for global markets and our investments.

The decision made in the United Kingdom referendum to leave the European Union has led to volatility in global financial markets, and in particular in the markets of the United Kingdom and across Europe, and may also lead to weakening in consumer, corporate and financial confidence in the United Kingdom and Europe. The United Kingdom and European Union announced in March 2018 an agreement in principle to transitional provisions under which European Union law would remain in force in the United Kingdom until the end of December 2020, but this remains subject to the successful conclusion of an agreement between the United Kingdom and the European Union. In the absence of such an agreement there would be no transitional provisions and the United Kingdom would exit the European Union and the relationship between the United Kingdom and the European Union would be based on the World Trade Organization rules (a “hard Brexit”). On October 28, 2019, the United Kingdom came to an agreement with the European Union to delay the deadline for withdrawal; however, the United Kingdom parliament did not approve the withdrawal agreement by January 31, 2020 and there was a hard Brexit on that date. While it is not currently possible to determine the extent of the impact a hard Brexit may have on our  investments, certain measures are being proposed and/or will be introduced, at the European Union level or at the member state level, which are designed to minimize disruption in the financial markets.

            Notwithstanding the foregoing, the extent and process by which the United Kingdom will ultimately exit the European Union, and the longer term economic, legal, political and social framework to be put in place between the United Kingdom and the European Union are unclear at this stage and are likely to lead to ongoing political and economic uncertainty and periods of exacerbated volatility in both the United Kingdom and in wider European markets for some time. In particular, the decision made in the United Kingdom referendum may lead to a call for similar referenda in other European jurisdictions which may cause increased economic volatility and uncertainty in the European and global markets. This volatility and uncertainty may have an adverse effect on the economy generally and on our ability, and the ability of our portfolio companies, to execute our respective strategies and to receive attractive returns.

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

We are subject to risks related to corporate social responsibility.

Our business faces increasing public scrutiny related to environmental, social and governance (“ESG”) activities. We risk damage to our brand and reputation if we fail to act responsibly in a number of areas, such as environmental stewardship, corporate governance and transparency and considering ESG factors in our investment processes. Adverse incidents with respect to ESG activities could impact the value of our brand, the cost of our operations and relationships with investors, all of which could adversely affect our business and results of operations. Additionally, new regulatory initiatives related to ESG could adversely affect our business.

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

The Adviser and its affiliates will receive substantial fees from us in return for their services. Following the Listing Date, these fees may include certain incentive fees based on the amount of appreciation of our investments. These fees could influence the advice provided to us. Generally, the more equity we sell in public offerings and the greater the risk assumed by us with respect to our investments, including through the use of leverage, the greater the potential for growth in our assets and profits, and, correlatively, the fees payable by us to our Adviser. These compensation arrangements could affect our Adviser’s or its affiliates’ judgment with respect to public offerings of equity and investments made by us, which allow our Adviser to earn increased asset management fees.

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

Our Adviser and its affiliates may provide a broad range of financial services to companies in which we invest, including providing arrangement, syndication, origination, structuring and other services to our portfolio companies, and will generally be paid fees for such services, in compliance with applicable law, by the portfolio company. Any compensation received by our Adviser or its affiliates for providing these services will not be shared with us and may be received before we realize a return on our investment. Our Adviser and its affiliates may face conflicts of interest with respect to services performed for these companies, on the one hand, and investments recommended to us, on the other hand.

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

The incentive fee payable by us to our Adviser after the Listing Date may create an incentive for our Adviser to make investments on our behalf that are risky or more speculative than would be the case in the absence of such compensation arrangements. The way in which the incentive fee is determined may encourage our Adviser to use leverage to increase the leveraged return on our investment portfolio.

In addition, the fact that our base management fee is payable based upon our average gross assets (which includes any borrowings used for investment purposes) may encourage our Adviser to use leverage to make additional investments. Such a practice could make such investments more risky than would otherwise be the case, which could result in higher investment losses, particularly during cyclical economic downturns. Under certain circumstances, the use of substantial leverage (up to the limits prescribed by the 1940 Act) may increase the likelihood of our defaulting on our borrowings, which would be detrimental to holders of our securities.

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

Specifically, we may compete for investments with affiliated business development companies or funds that are also advised by our Adviser, such as Owl Rock Capital Corporation II and Owl Rock Technology Finance Corp., subjecting our Adviser and its affiliates to certain conflicts of interest in evaluating the suitability of investment opportunities and making or recommending investments on our behalf. To mitigate these conflicts, the Owl Rock Advisers will seek to execute such transactions for all of the participating investment accounts, including us, on a fair and equitable basis and in accordance with the Owl Rock Adviser’s allocation policy, taking into account such factors as the relative amounts of capital available for new investments; cash on hand; existing commitments and reserves; the investment programs and portfolio positions of the participating investment accounts, including portfolio construction, diversification and concentration considerations; the investment objectives, guidelines and strategies of each client; the clients for which participation is appropriate’ each client’s life cycle; targeted leverage level; targeted asset mix and any other factors deemed appropriate.

We may be prohibited under the 1940 Act from participating in certain transactions with our affiliates without the prior approval of our directors who are not interested persons and, in some cases, the prior approval of the SEC. We, our Adviser and certain affiliates have been granted exemptive relief by the SEC to permit us to co-invest with other funds managed by our Adviser or certain of its affiliates, including Owl Rock Capital Corporation II and Owl Rock Technology Finance Corp., in a manner consistent with our investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors. Pursuant to such exemptive relief, we generally are permitted to co-invest with certain of our affiliates if a “required majority” (as defined in Section 57(o) of the 1940 Act) of our independent directors make certain conclusions in connection with a co-investment transaction, including that (1) the terms of the transaction, including the consideration to be paid, are reasonable and fair to us and our shareholders and do not involve overreaching of us or our shareholders on the part of any person concerned, (2) the transaction is consistent with the interests of our shareholders and is consistent with our investment objective and strategies, and (3) the investment by our affiliates would not disadvantage us, and our participation would not be on a basis different from or less advantageous than that on which our affiliates are investing. The Owl Rock Adviser’s allocation policy seeks to ensure equitable allocation of investment opportunities between us and/or other funds managed by our Adviser or its affiliates. As a result of the exemptive relief, there could be significant overlap in our investment portfolio and the investment portfolio of other funds established by the Adviser or its affiliates that could avail themselves of the exemptive relief.

Actions by the Adviser or its affiliates on behalf of their other accounts and clients may be adverse to us and our investments and harmful to us.

Our Adviser and its affiliates manage assets for accounts other than us, including private funds (for purposes of this section, “Adviser Funds”) including, but not limited to, Owl Rock Capital Corporation II, Owl Rock Technology Finance Corp. and Owl Rock First Lien Master Fund, L.P. Actions taken by our Adviser or its affiliates on behalf of its Adviser Funds may be adverse to us and our investments, which could harm our performance. For example, we may invest in the same credit obligations as other Adviser Funds, although, to the extent permitted under the 1940 Act, our investments may include different obligations or levels of the capital structure of the same issuer. Decisions made with respect to the securities held by one Adviser Fund may cause (or have the potential to cause) harm to the different class of securities of the issuer held by other Adviser Funds (including us).

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

Upon the Listing Date, the Investment Advisory Agreement entitles our Adviser to receive an incentive fee based on our pre-incentive fee net investment income regardless of any capital losses. In such case, we may be required to pay our Adviser an incentive fee for a fiscal quarter even if there is a decline in the value of our portfolio or if we incur a net loss for that quarter.

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

For federal income tax purposes, we may be required to recognize taxable income in some circumstances in which we do not receive a corresponding payment in cash and to make distributions with respect to such income to maintain our tax treatment as a RIC and/or minimize corporate-level U.S. federal income or excise tax. Under such circumstances, we may have difficulty meeting the Annual Distribution Requirement necessary to maintain RIC tax treatment under the Code. This difficulty in making the required distribution may be amplified to the extent that we are required to pay the incentive fee on income with respect to such accrued income. As a result, we may have to sell some of our investments at times and/or at prices we would not consider advantageous, raise additional debt or equity capital, or forgo new investment opportunities for this purpose. If we are not able to obtain cash from other sources, we may fail to qualify for RIC tax treatment and thus become subject to corporate-level U.S. federal income tax.

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

Our Adviser has not assumed any responsibility to us other than to render the services described in the Investment Advisory Agreement (and, separately, under the Administration Agreement), and it will not be responsible for any action of our Board in declining to follow our Adviser’s advice or recommendations. Pursuant to the Investment Advisory Agreement, our Adviser and its directors, officers, shareholders, members, agents, employees, controlling persons, and any other person or entity affiliated with, or acting on behalf of our Adviser will not be liable to us for their acts under the Investment Advisory Agreement, absent willful misfeasance, bad faith or gross negligence in the performance of their duties. We have also agreed to indemnify, defend and protect our Adviser and its directors, officers, shareholders, members, agents, employees, controlling persons and any other person or entity affiliated with, or acting on behalf of our Adviser with respect to all damages, liabilities, costs and expenses resulting from acts of our Adviser not arising out of willful misfeasance, bad faith or gross negligence in the performance of their duties. However, in accordance with Section 17(i) of the 1940 Act, neither the Adviser nor any of its affiliates, directors, officers, members, employees, agents, or representatives may be protected against any liability to us or our investors to which it would otherwise be subject by reason of willful malfeasance, bad faith, gross negligence or reckless disregard of the duties involved in the conduct of its office. These protections may lead our Adviser to act in a riskier manner when acting on our behalf than it would when acting for its own account.

There are risks associated with any potential merger with or purchase of assets of another fund.

The Adviser may in the future recommend to the Board that we merge with or acquire all or substantially all of the assets of one or more funds including a fund that could be managed by the Adviser (including another BDC). We do not expect that the Adviser would recommend any such merger or asset purchase unless it determines that it would be in our best interests, with such determination dependent on factors it deems relevant, which may include our historical and projected financial performance and any that of any proposed merger partner, portfolio composition, potential synergies from the merger or asset sale, available alternative options and market conditions. In addition, no such merger or asset purchase would be consummated absent the meeting of various conditions required by applicable law or contract, at such time, which may include approval of the board of directors and common equity holders of both funds. If the Adviser is the investment adviser of both funds, various conflicts of interest would exist with respect to any such transaction. Such conflicts of interest may potentially arise from, among other things, differences between the compensation payable to the Adviser by us and by the entity resulting from such a merger or asset purchase or efficiencies or other benefits to the Adviser as a result of managing a single, larger fund instead of two separate funds.

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

As a result of the Annual Distribution Requirement to qualify for tax treatment as a RIC, we may need to access the capital markets periodically to raise cash to fund new investments in portfolio companies. Currently, we may issue “senior securities,” including borrowing money from banks or other financial institutions only in amounts such that the ratio of our total assets (less total liabilities other than indebtedness represented by senior securities) to our total indebtedness represented by senior securities plus preferred stock, if any, equals at least 200% (or 150% if certain requirements are met) after such incurrence or issuance. If we issue senior securities, we will be exposed to risks associated with leverage, including an increased risk of loss. Our ability to issue different types of securities is also limited. Compliance with RIC distribution requirements may unfavorably limit our investment opportunities and reduce our ability in comparison to other companies to profit from favorable spreads between the rates at which we can borrow and the rates at which we can lend. Therefore, we intend to seek to continuously issue equity securities, which may lead to shareholder dilution.

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

Unitranche Loans. In addition, in connection with any unitranche loans (including “last out” portions of such loans) in which we may invest, we would enter into agreements among lenders. Under these agreements, our interest in the collateral of the first-lien loans may rank junior to those of other lenders in the loan under certain circumstances. This may result in greater risk and loss of principal on these loans.

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

We do not have a policy governing the maturities of our investments. This means that we are subject to greater risk (other things being equal) than a fund invested solely in shorter-term securities. A decline in the prices of the debt we own could adversely affect our net asset value. Also, an increase in interest rates available to investors could make an investment in our common stock less attractive if we are not able to increase our dividend rate.

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

We expose ourselves to risks when we engage in hedging transactions.

We have entered, and may in the future enter, into hedging transactions, which may expose us to risks associated with such transactions. We may seek to utilize instruments such as forward contracts, currency options and interest rate swaps, caps, collars and floors to seek to hedge against fluctuations in the relative values of our portfolio positions from changes in currency exchange rates and market interest rates and the relative value of certain debt securities from changes in market interest rates. Use of these hedging instruments may include counter-party credit risk. To the extent we have non-U.S. investments, particularly investments denominated in non-U.S. currencies, our hedging costs will increase.

Hedging against a decline in the values of our portfolio positions would not eliminate the possibility of fluctuations in the values of such positions or prevent losses if the values of such positions were to decline. However, such hedging can establish other positions designed to gain from those same developments, thereby offsetting the decline in the value of such portfolio positions. Such hedging transactions may also limit the opportunity for gain if the values of the underlying portfolio positions were to increase. It also may not be possible to hedge against an exchange rate or interest rate fluctuation that is so generally anticipated that we are not able to enter into a hedging transaction at an acceptable price.

The success of our hedging strategy will depend on our ability to correctly identify appropriate exposures for hedging. In connection with our 2023 Notes and 2024 Notes, which bear interest at fixed rates, we entered into interest rate swaps to continue to align the interest rates of our liabilities with our investment portfolio, which consists of predominately floating rate loans. However, unanticipated changes in currency exchange rates or other exposures that we might hedge may result in poorer overall investment performance than if we had not engaged in any such hedging transactions. In addition, the degree of correlation between price movements of the instruments used in a hedging strategy and price movements in the portfolio positions being hedged may vary, as may the time period in which the hedge is effective relative to the time period of the related exposure.

For a variety of reasons, we may not seek to (or be able to) establish a perfect correlation between such hedging instruments and the positions being hedged. Any such imperfect correlation may prevent us from achieving the intended hedge and expose us to risk of loss. In addition, it may not be possible to hedge fully or perfectly against currency fluctuations affecting the value of securities denominated in non-U.S. currencies because the value of those securities is likely to fluctuate as a result of factors not related to currency fluctuations. Income derived from hedging transactions also is not eligible to be distributed to non-U.S. stockholders free from withholding taxes. Changes to the regulations applicable to the financial instruments we use to accomplish our hedging strategy could affect the effectiveness of that strategy. See "—Risks Related to Our Investments—The new market structure applicable to derivatives imposed by the Dodd-Frank Act may affect our ability to use over-the-counter ("OTC") derivatives." and "—Risks Related to Our Investments—We will be exposed to risks associated with changes in interest rates."

The new market structure applicable to derivatives imposed by the Dodd-Frank Act, the U.S. Commodity Futures Trading Commission (“CFTC”) and SEC may affect our ability to use over-the-counter ("OTC") derivatives for hedging purposes.

The Dodd-Frank Act and the CFTC enacted and SEC has issued rules to implement, both broad new regulatory requirements and broad new structural requirements applicable to OTC derivatives markets and, to a lesser extent, listed commodity futures (and futures options) markets. Similar changes are in the process of being implemented in other major financial markets.

The CFTC and the SEC have issued final rules establishing that certain swap transactions are subject to CFTC regulation. Engaging in such swap or other commodity interest transactions such as futures contracts or options on futures contracts may cause us to fall within the definition of “commodity pool” under the Commodity Exchange Act and related CFTC regulations. The Adviser has claimed relief from CFTC registration and regulation as a commodity pool operator with respect to our operations, with the result that we are limited in our ability to use futures contracts or options on futures contracts or engage in swap transactions. Specifically, we are subject to strict limitations on using such derivatives other than for hedging purposes, whereby the use of derivatives not used solely for hedging purposes is generally limited to situations where (i) the aggregate initial margin and premiums required to establish such positions does not exceed five percent of the liquidation value of our portfolio, after taking into account unrealized profits and unrealized losses on any such contracts we have entered into; or (ii) the aggregate net notional value of such derivatives does not exceed 100% of the liquidation value of our portfolio.

The Dodd-Frank Act also imposed requirements relating to real-time public and regulatory reporting of OTC derivative transactions, enhanced documentation requirements, position limits on an expanded array of derivatives, and recordkeeping requirements. Taken as a whole, these changes could significantly increase the cost of using uncleared OTC derivatives to hedge risks, including interest rate and foreign exchange risk; reduce the level of exposure we are able to obtain for risk management purposes through OTC derivatives (including as the result of the CFTC imposing position limits on additional products); reduce the amounts available to us to make non-derivatives investments; impair liquidity in certain OTC derivatives; and adversely affect the quality of execution pricing obtained by us, all of which could adversely impact our investment returns.

Our ability to enter into transactions involving derivatives and financial commitment transactions may be limited.

In November 2019, the SEC published a proposed rule regarding the ability of a BDC (or a registered investment company) to use derivatives and other transactions that create future payment or delivery obligations (except reverse repurchase agreements and similar financing transactions). If adopted as proposed, BDCs that use derivatives would be subject to a value-at-risk leverage limit, certain other derivatives risk management program and testing requirements and requirements related to board reporting. These new requirements would apply unless the BDC qualified as a “limited derivatives user,” as defined in the SEC’s proposal. A BDC that enters into reverse repurchase agreements or similar financing transactions would need to aggregate the amount of indebtedness associated with the reverse repurchase agreements or similar financing transactions with the aggregate amount of any other senior securities representing indebtedness when calculating the BDC’s asset coverage ratio. Under the proposed rule, a BDC may enter into an unfunded commitment agreement that is not a derivatives transaction, such as an agreement to provide financing to a portfolio company, if the BDC has a reasonable belief, at the time it enters into such an agreement, that it will have sufficient cash and cash equivalents to meet its obligations with respect to all of its unfunded commitment agreements, in each case as it becomes due. If the BDC cannot meet this test, it is required to treat unfunded commitments as a derivatives transaction subject to the requirements of the rule. Collectively, these proposed requirements, if adopted, may limit our ability to use derivatives and/or enter into certain other financial contracts.

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

We may not have the funds or ability to make additional investments in our portfolio companies.

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

Legislation enacted in March 2018 may allow us to incur additional leverage.

The 1940 Act generally prohibits us from incurring indebtedness unless immediately after such borrowing we have an asset coverage for total borrowings the ratio of our total assets (less total liabilities other than indebtedness represented by senior securities) to our total indebtedness represented by senior securities plus preferred stock, if any, must be at least 200%. However, legislation enacted in March 2018 has modified the 1940 Act by allowing a BDC to increase the maximum amount of leverage it may incur from an asset coverage ratio of 200% to an asset coverage ratio of 150%, if certain requirements are met. This means that generally, a BDC can borrow up to $1 for every $1 of investor equity or, if certain requirements are met and it reduces its asset coverage ratio, it can borrow up to $2 for every $1 of investor equity. The reduced asset coverage requirement would permit a BDC to double the amount of leverage it could incur. Under the legislation, we are allowed to increase our leverage capacity if shareholders representing at least a majority of the votes cast, when quorum is met, approve a proposal to do so. If we receive shareholder approval, we would be allowed to increase our leverage capacity on the first day after such approval. Alternatively, the legislation allows the majority of our independent directors to approve an increase in our leverage capacity, and such approval would become effective after one year. In either case, we would be required to make certain disclosures on our website and in SEC filings regarding, among other things, the receipt of approval to increase our leverage, our leverage capacity and usage, and risks related to leverage. In addition, before incurring any such additional leverage, we would have to renegotiate or receive a waiver from the contractual leverage limitations under our existing credit facilities and notes. We cannot assure you that we will be able to negotiate a change to our credit facilities or notes to allow us to incur additional leverage or that any such an amendment will be available to us on favorable terms.

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

Under the terms of the respective loan sale agreement governing the $596 million term debt securitization transaction (the "CLO I Transaction") we completed on May 28, 2019 (the "CLO I Closing Date") and the $396.6 million term debt securitization transaction (the "CLO II Transaction") we completed on December 12, 2019 (the "CLO II Closing Date") (each a “CLO Transaction” and, collectively, the “CLO Transactions”), we and ORCC Financing II and ORCC Financing III respectively sold and/or contributed to Owl Rock CLO I, Ltd., an exempted company incorporated in the Cayman Islands with limited liability (the "CLO I Issuer”) and Owl Rock CLO II, Ltd. an exempted company incorporated in the Cayman Islands with limited liability (the “CLO II Issuer”) (each a “CLO Issuer” and collectively, the “CLO Issuers”) all of the ownership interest in the portfolio loans and participations held by the CLO Issuers on the CLO I Closing Date and CLO II Closing Date respectively for the purchase price and other consideration set forth in such loan sale agreements. As a result of the CLO Transactions, we hold all of the preferred shares issued by the CLO I Issuer (the “CLO I Preferred Shares”) and the preferred shares issued by the CLO II Issuer (the “CLO II Preferred Shares”)  (collectively, the “CLO Preferred Shares”), which comprise 100% of the equity interests, in the CLO Issuers and the CLO Issuers in turn owns 100% of the equity of  Owl Rock CLO I, LLC, a Delaware limited liability company (the “CLO I Co-Issuer”) and CLO II Issuer in turn owns 100% of the equity of Owl Rock CLO II, LLC, a Delaware limited liability company (the “CLO II Issuer”) (each a “CLO Co-Issuer” and collectively, the “CLO Co-Issuers”). As a result, we expect to consolidate the financial statements of the CLO Issuers in our consolidated financial statements. However, once contributed to a CLO, the underlying loans and participation interests have been securitized and are no longer our direct investment, and the risk return profile has been altered. In general, rather than holding interests in the underlying loans and participation interests, the CLO Transaction resulted in us holding equity interests in the CLO Issuers, with the CLO Issuers holding the underlying loans. As a result, we are subject both to the risks and benefits associated with the equity interests of the CLO (i.e., the CLO Preferred Shares) and, indirectly, the risks and benefits associated with the underlying loans and participation interests held by the CLO Issuers.

The subordination of the CLO Preferred Shares will affect our right to payment.

        The respective CLO Preferred Shares are subordinated to the notes issued and amounts borrowed by the CLO I Issuer and the CLO I Co-Issuer (the “CLO I Debt”) and the notes issued and amounts borrowed by the CLO II Issuer and the CLO II Co-Issuer (the “CLO II Debt”) (collectively, the “CLO Debt”), respectively and certain fees and expenses. If an overcollateralization test or an interest coverage test is not satisfied as of a determination date, the proceeds from the underlying loans otherwise payable to the CLO Issuers (which the CLO Issuers could have distributed with respect to the respective CLO Preferred Shares) will be diverted to the payment of principal on the respective CLO Debt. See "—The CLO Indentures require mandatory redemption of CLO Debt for failure to satisfy coverage tests, which would reduce the amounts available for distribution to us."

        On the scheduled maturity of the respective CLO Debt or if acceleration of the CLO Debt occurs after an event of default, proceeds available after the payment of certain administrative expenses will be applied to pay both principal of and interest on the respective CLO Debt until the respective CLO Debt is paid in full before any further payment will be made on the respective CLO Preferred Shares. As a result, the respective CLO Preferred Shares would not receive any payments until the respective CLO Debt is paid in full and under certain circumstances may not receive payments at any time.

        In addition, if an event of default occurs and is continuing with respect to a CLO, the holders of the relevant CLO Debt will be entitled to determine the remedies to be exercised under the indenture pursuant to which the CLO Debt was issued (each a "CLO Indenture" and collectively, the “CLO Indentures”). Remedies pursued by the holders of the respective CLO Debt could be adverse to our interests as the holder of the respective CLO Preferred Shares, and the holders of the respective CLO Debt will have no obligation to consider any possible adverse effect on such other interests. See "—The holders of certain CLO Debt will control many rights under the  CLO Indentures and therefore, we will have limited rights in connection with an event of default or distributions thereunder."

        The CLO Issuers will utilize substantial leverage, which is a speculative investment technique that increases the risk us as the owner of the CLO Preferred Shares. As the junior interest in a leveraged capital structure, the CLO Preferred Shares will bear the primary risk of deterioration in performance.

The holders of certain  CLO Debt will control many rights under the CLO Indentures and therefore, we will have limited rights in connection with an event of default or distributions thereunder.

        Under the CLO Indentures, as long as any CLO Debt is outstanding, the holders of the senior-most outstanding class of CLO Debt will have the right to direct the collateral trustee or the CLO Issuers to take certain actions under the CLO Indentures and the CLO I Credit Agreement, subject to certain conditions. For example, these holders will have the right to direct certain actions and control certain decisions after an event of default with respect to the acceleration of the maturity of CLO Debt and under certain circumstances, the liquidation of the collateral. Remedies pursued by such holders upon an event of default could be adverse to our interests. Although we as the holder of the CLO Preferred Shares will have the right, subject to the conditions set forth in the CLO Indentures, to purchase the assets in a sale by the collateral trustee, if an event of default (or otherwise, an acceleration of CLO Debt following an event of default) has occurred and is continuing, we will not have any creditors' rights against the respective CLO Issuers and will not have the right to determine the remedies to be exercised under the respective CLO Indenture. There is no guarantee that any funds will remain to make distributions to us as the holder of the CLO Preferred Shares following any liquidation of the assets and the application of the proceeds from the assets to pay CLO Debt and the fees, expenses, and other liabilities payable by the CLO Issuers.

The CLO Indentures require mandatory redemption of the respective CLO Debt for failure to satisfy coverage tests, which would reduce the amounts available for distribution to us.

        Under the documents governing the CLO Transactions, there are two coverage tests applicable to CLO Debt.

        The first such test, the interest coverage test compares the amount of interest proceeds received and, other than in the case of defaulted loans, scheduled to be received on the underlying loans held by the CLO Issuers to the amount of interest due and payable on the CLO Debt and the amount of fees and expenses senior to the payment of such interest in the priority of distribution of interest proceeds. To satisfy this test, for each of the CLO Transactions, interest received on the portfolio loans must equal at least 120% of the amount equal to the interest payable in respect of the respective CLO Debt plus the senior fees and expenses.

        The second such test, the overcollateralization test compares the adjusted collateral principal amount of the portfolio of collateral obligations of the respective CLO Issuer to the aggregate outstanding principal amount of the respective CLO Debt. To satisfy this second test at any time, this adjusted collateral principal amount for CLO I must equal at least 138.46% of the outstanding principal amount of the CLO I Debt and 138.50% for CLO II. In this test, certain reductions are applied to the principal balance of collateral obligations in connection with certain events, such as defaults or ratings downgrades to "CCC" levels or below with respect to the loans held by the CLO Issuers. These adjustments increase the likelihood that this test is not satisfied.

        If either coverage test with respect to a CLO is not satisfied on any determination date on which such test is applicable, the applicable CLO Issuer must apply available amounts to redeem the related CLO Debt in an amount necessary to cause such test to be satisfied. This would reduce or eliminate the amounts otherwise available to make distributions to us as the holder of the CLO Preferred Shares of such CLO Issuer.

Risks Related to an Investment in Our Common Stock

We cannot assure you that the market price of shares of our common stock will not decline.

Shares of closed-end investment companies, including BDCs, frequently trade at a discount from their net asset value and our stock may also be discounted in the market. This characteristic of closed-end investment companies is separate and distinct from the risk that our net asset value per share of common stock may decline. In the past, shares of BDCs, including at times shares of our common stock, have traded at prices per share below net asset value per share. We cannot predict whether our common stock will trade at a price per share above, at or below net asset value per share. In addition, if our common stock trades below its net asset value per share, we will generally not be able to sell additional shares of our common stock to the public at its market price without first obtaining the approval of a majority of our shareholders (including a majority of our unaffiliated shareholders) and our independent directors for such issuance.

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

Our charter, as well as certain statutory and regulatory requirements, contain certain provisions that may have the effect of discouraging a third party from attempting to acquire us. Our Board is divided into three classes of directors serving staggered three-

year terms, which could prevent shareholders from removing a majority of directors in any given election. Our Board may, without shareholder action, authorize the issuance of shares in one or more classes or series, including shares of preferred stock; and our Board may, without shareholder action, amend our charter to increase the number of shares of our common stock, of any class or series, that we will have authority to issue. These anti-takeover provisions may inhibit a change of control in circumstances that could give the holders of shares of our common stock the opportunity to realize a premium over the value of shares of our common stock.

Investing in our securities involves a high degree of risk.

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

Subject to our Board's discretion and applicable legal restrictions, we intend to authorize and declare cash distributions on a monthly or quarterly basis and pay such distributions on a monthly or quarterly basis. We expect to pay distributions out of assets legally available for distribution. However, we cannot assure you that we will achieve investment results that will allow us to make a consistent targeted level of cash distributions or year-to-year increases in cash distributions. Our ability to pay distributions might be adversely affected by the impact of the risks described herein. In addition, the inability to satisfy the asset coverage test applicable to us as a business development company under the 1940 Act can limit our ability to pay distributions. Distributions from offering proceeds also could reduce the amount of capital we ultimately invest in debt or equity securities of portfolio companies. We cannot assure you that we will pay distributions to our shareholders in the future.

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

Shareholders may experience dilution in the net asset value of their shares if they do not participate in our dividend reinvestment plan and if our shares are trading at a discount to net asset value.

All distributions declared in cash payable to shareholders that are participants in our dividend reinvestment plan will generally be automatically reinvested in shares of our common stock if the investor opts in to the plan. As a result, shareholders who do not elect to participate in our dividend reinvestment plan may experience accretion to the net asset value of their shares if our shares are trading at a premium to net asset value and dilution if our shares are trading at a discount to net asset value. The level of accretion or discount would depend on various factors, including the proportion of our shareholders who participate in the plan, the level of premium or discount at which our shares are trading and the amount of the distribution payable to shareholders.

Sales of substantial amounts of our common stock in the public market may have an adverse effect on the market price of our common stock.

Sales of substantial amounts of our common stock or the perception that such sales could occur could adversely affect the prevailing market prices for our common stock. If this occurs, it could impair our ability to raise additional capital through the sale of equity securities should we desire to do so. We cannot predict what effect, if any, future sales of securities or the availability of securities for future sales will have on the market price of our common stock prevailing from time to time.

Purchases of our common stock by us under the Company 10b5-1 Plan may result in the price of our common stock being higher than the price that otherwise might exist in the open market.

On July 7, 2019, our Board approved the Company 10b5-1 Plan. Under the Company 10b5-1 Plan, Goldman Sachs & Co. LLC, as agent for the Company, will acquire up to $150 million in the aggregate of our common stock during the period beginning on August 19, 2019 and ending on the earlier of the date on which all the capital committed to the Company 10b5-1 Plan has been exhausted or 18 months (tolled for periods during which the Company 10b5-1 Plan is suspended), subject to certain conditions.

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

Because purchases under the Company 10b5-1 Plan will be made beginning at any price below our most recently reported net asset value per share, if our net asset value per share as of the end of a quarter is lower than the net asset per share as of the end of the prior quarter, purchases under the Company 10b5-1 Plan during the period from the end of a quarter to the time of our earnings release announcing the new net asset value per share for that quarter may result in dilution to our net asset value per share. This dilution would occur because we would repurchase shares under the Company 10b5-1 Plan at a price above the net asset value per share as of the end of the most recent quarter end, which would cause a proportionately smaller increase in our shareholders' interest in our earnings and assets and their voting interest in us than the decrease in our assets resulting from such repurchase. As a result of any such dilution, our market price per share may decline. The actual dilutive effect will depend on the number of shares of common stock that could be so repurchased, the price and the timing of any repurchases under the Company 10b5-1 Plan.

Preferred stock could be issued with rights and preferences that would adversely affect holders of our common stock.

Under the terms of our charter, our Board is authorized to issue shares of preferred stock in one or more series without shareholder approval, which could potentially adversely affect the interests of existing shareholders.

If we issue preferred stock or convertible debt securities, the net asset value of our common stock may become more volatile.

We cannot assure you that the issuance of preferred stock and/or convertible debt securities would result in a higher yield or return to the holders of our common stock. The issuance of preferred stock or convertible debt would likely cause the net asset value of our common stock to become more volatile. If the dividend rate on the preferred stock, or the interest rate on the convertible debt securities, were to approach the net rate of return on our investment portfolio, the benefit of such leverage to the holders of our common stock would be reduced. If the dividend rate on the preferred stock, or the interest rate on the debt securities, were to exceed the net rate of return on our portfolio, the use of leverage would result in a lower rate of return to the holders of common stock than if we had not issued the preferred stock or convertible debt securities. Any decline in the net asset value of our investment would be borne entirely by the holders of our common stock. Therefore, if the market value of our portfolio were to decline, the leverage would result in a greater decrease in net asset value to the holders of our common stock than if we were not leveraged through the issuance of preferred stock or debt securities. This decline in net asset value would also tend to cause a greater decline in the market price, if any, for our common stock.

There is also a risk that, in the event of a sharp decline in the value of our net assets, we would be in danger of failing to maintain required asset coverage ratios, which may be required by the preferred stock or convertible debt, or our current investment income might not be sufficient to meet the dividend requirements on the preferred stock or the interest payments on the debt securities. In order to counteract such an event, we might need to liquidate investments in order to fund the redemption of some or all of the preferred stock or convertible debt. In addition, we would pay (and the holders of our common stock would bear) all costs and expenses relating to the issuance and ongoing maintenance of the preferred stock, convertible debt, or any combination of these securities. Holders of preferred stock or convertible debt may have different interests than holders of common stock and may at times have disproportionate influence over our affairs.

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

We will be subject to corporate-level U.S. federal income tax if we are unable to maintain our tax treatment as a RIC under Subchapter M of the Code or if we make investments through taxable subsidiaries.

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

We anticipate that a portion of our income may constitute OID or other income required to be included in taxable income prior to receipt of cash. Further, we may elect to amortize market discounts with respect to debt securities acquired in the secondary market and include such amounts in our taxable income in the current year, instead of upon disposition, as an election not to do so would limit our ability to deduct interest expenses for tax purposes. Because any OID or other amounts accrued will be included in our investment company taxable income for the year of the accrual, we may be required to make a distribution to our shareholders in order to satisfy the Annual Distribution Requirement, even if we will not have received any corresponding cash amount. As a result, we may have difficulty meeting the Annual Distribution Requirement necessary to maintain RIC tax treatment under the Code. We may have to sell some of our investments at times and/or at prices we would not consider advantageous, raise additional debt or equity capital, make a partial share distribution, or forgo new investment opportunities for this purpose. If we are not able to obtain cash from other sources, and choose not to make a qualifying share distribution, we may fail to qualify for RIC tax treatment and thus become subject to corporate-level U.S. federal income tax.

Item 1B. Unresolved Staff Comments

None.

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

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Common Stock

Our common stock is traded on the NYSE under the symbol “ORCC.” Our common stock has historically traded at prices both above and below our net asset value per share. It is not possible to predict whether our common stock will trade at a price per share at, above or below net asset value per share. See “ITEM 1A. RISK FACTORS—Risks Related to our Securities—We cannot assure you that the market price of shares of our common stock will not decline.” On February 14, 2020, the last reported closing sales price of our common stock on the NYSE was $15.90 per share, which represented a premium of approximately 4.3% to net asset value per share reported by us as of December 31, 2019.

Holders

As of February 14, 2020, there were approximately 5,969 holders of record of our common stock (including Cede & Co.).

Distribution Policy

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

We have previously incurred, and can be expected to incur in the future, such excise tax on a portion of our income and gains. While we intend to distribute income and capital gains to minimize exposure to the 4% excise tax, we may not be able to, or may not choose to, distribute amounts sufficient to avoid the imposition of the tax entirely. In that event, we will be liable for the tax only on the amount by which we do not meet the foregoing distribution requirement. See “ITEM 1A RISK FACTORS – Federal Income Tax Risks – We will be subject to corporate-level U.S. federal income tax if we are unable to qualify and maintain our tax treatment as a RIC under Subchapter M of the Code or if we make investments through taxable subsidiaries.”

For the year ended December 31, 2019, we recorded expenses of $2.0 million for U.S. federal excise tax.

Distributions

We generally intend to distribute, out of assets legally available for distribution, substantially all of our available earnings, on a quarterly basis, as determined by Board in its discretion.

On February 19, 2020, our Board declared a distribution of $0.31 per share for shareholders of record as of March 31, 2020, payable on or before May 15, 2020. In addition, the Board previously declared a special dividend of $0.08 per share on May 28, 2019 for shareholders of record on March 31, 2020, payable on or before May 15, 2020.

The following table summarizes dividends declared for the year ended December 31, 2019:

	December 31, 2019
Date Declared	Record Date	Payment Date	Distribution per Share
October 30, 2019	December 31, 2019	January 31, 2020	$0.31
May 28, 2019 (special dividend)	December 31, 2019	January 31, 2020	$0.04
May 28, 2019	September 30, 2019	November 15, 2019	$0.31
May 28, 2019 (special dividend)	September 30, 2019	November 15, 2019	$0.02
June 4, 2019	June 14, 2019	August 15, 2019	$0.44
February 27, 2019	March 31, 2019	May 14, 2019	$0.33
Total Distributions Declared			$1.45

On May 28, 2019, the Board also declared the following special distributions:

Record Date	Distribution Date (on or before)	Special Distribution Amount (per share)
June 30, 2020	August 14, 2020	$0.08
September 30, 2020	November 13, 2020	$0.08
December 31, 2020	January 19, 2021	$0.08

Substantially all of the dividends declared during the year ended December 31, 2019 were derived from ordinary income, determined on a tax basis. Total distributions declared of $473.8 million consisted of approximately $470.0 million of ordinary income and $3.8 million of long-term capital gains. For the year ended December 31, 2019, 92.2% of distributed ordinary income qualified as interest related dividend which is exempt from U.S. withholding tax applicable to non-U.S. shareholders.

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

The following table reflects the common stock issued pursuant to the dividend reinvestment plan during the year ended December 31, 2019:

Date Declared	Record Date	Payment Date	Shares
May 28, 2019	September 30, 2019	November 15, 2019	2,974,103
June 4, 2019	June 14, 2019	August 15, 2019	3,965,754
February 27, 2019	March 31, 2019	May 14, 2019	2,882,297
November 6, 2018	December 31, 2018	January 31, 2019	2,613,223

In conjunction with the distribution paid on January 31, 2020 for shareholders of record as of December 31, 2019, we issued 2,823,048 shares of common stock pursuant to the dividend reinvestment plan.

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

The Company 10b5-1 Plan commenced on August 19, 2019 and terminates upon the earliest to occur of (i) 18-months (tolled for periods during which the Company 10b5-1 Plan is suspended), (ii) the end of the trading day on which the aggregate purchase price for all shares purchased under the Company 10b5-1 Plan equals $150 million and (iii) the occurrence of certain other events described in the Company 10b5-1 Plan. As of December 31, 2019, no purchases have been made under the Company 10b5-1 Plan.

Price Range of Common Stock

        Our common stock is traded on the NYSE under the symbol "ORCC." Our common stock has traded at prices both above and below our net asset value per share. It is not possible to predict whether our common stock will trade at a price per share at, above or below net asset value per share. See "ITEM 1A. Risk Factors—Risks Related to an Investment in Our Common Stock."

        The following table sets forth the net asset value per share of our common stock, the range of high and low closing sales prices of our common stock reported on the NYSE, the closing sales price as a premium (discount) to net asset value and the dividends declared by us in each fiscal quarter since we began trading on the NYSE. On February 14, 2020, the last reported closing sales price of our common stock on the NYSE was $15.90 per share, which represented a premium of approximately 4.3% to the net asset value per share reported by us as of December 31, 2019, the last date prior to the date of this prospectus for which we reported net asset value.

		Price Range
Period	Net Asset Value(1)	High		Low		High Sales Price Premium (Discount) to Net Asset Value(2)	Low Sales Price Premium (Discount) to Net Asset Value(2)	Cash Dividend Per Share(3)
Year ended December 31, 2019
First Quarter	$15.26	N/A	(4)	N/A	(4)	N/A	N/A	$0.33
Second Quarter	$15.28	N/A	(4)	N/A	(4)	N/A	N/A	$0.44
Third Quarter	$15.22	$18.04		$15.49		18.5%	1.8%	$0.33	(5)
Fourth Quarter	$15.24	$19.13		$15.73		25.5%	3.2%	$0.35	(6)

________________

(1)

Net asset value per share is determined as of the last day in the relevant quarter and therefore may not reflect the net asset value per share on the date of the high and low closing sales prices. The net asset values shown are based on outstanding shares at the end of the relevant quarter.

(2)	Calculated as the respective high or low closing sales price less net asset value, divided by net asset value (in each case, as of the applicable quarter).
(3)	Represents the dividend or distribution declared in the relevant quarter.
(4)

On July 22, 2019, the Company closed its initial public offering ("IPO"), issuing 10 million shares of its common stock at a public offering price of $15.30 per share. On August 2, 2019, the Company issued a total of 1,500,000 shares of its common stock pursuant to the exercise of the underwriters' over-allotment option.

(5)

Consists of a quarterly dividend of $0.31 per share and additional dividends of $0.02 per share, payable on or before November 15, 2019, subject to the satisfaction of certain Maryland Law requirements.

(6)

Consists of a quarterly dividend of $0.31 per share and additional dividends of $0.04 per share, payable on or before January 31, 2020, subject to the satisfaction of certain Maryland Law requirements.

Stock Performance Graph

This graph compares the stockholder return on our common stock from July 18, 2019 (the date our common stock commenced trading on the NYSE) to December 31, 2019 with that of the Standard & Poor’s 500 Stock Index, Standard & Poor’s BDC Index and Standard & Poor's LSTA Leveraged Loan Stock Index. This graph assumes that on July 18, 2019, $100 was invested in our common stock, the Standard & Poor’s BDC Index, the Standard & Poor’s 500 Stock Index and the Standard & Poor's LSTA Leveraged Loan Stock Index. The graph also assumes the reinvestment of all cash dividends prior to any tax effect. The graph and other information furnished under this Part II Item 5 of this Annual Report on Form 10-K shall not be deemed to be “soliciting material” or to be “filed” with the SEC or subject to Regulation 14A or 14C under, or to the liabilities of Section 18 of, the Exchange Act. The stock price performance included in the below graph is not necessarily indicative of future stock performance.

COMPARISON OF CUMULATIVE TOTAL RETURN AMONG OWL ROCK CAPITAL

CORPORATION, STANDARD & POOR’S 500 INDEX, STANDARD & POOR’S BDC INDEX AND

STANDARD & POOR’S LSTA LEVERAGED LOAN INDEX

________________

(1)	Commences with our initial public offering.

SOURCE: S&P Global Market Intelligence

NOTES: Assumes $100 invested on July 18, 2019 in Owl Rock Capital Corporation, the Standard & Poor’s 500 Index, the Standard & Poor’s BDC Index and the Standard & Poor's LSTA Leveraged Loan Stock Index. Assumes all dividends are reinvested on the respective dividend payment dates without commissions.

Senior Securities

Information about our senior securities is shown in the following table as of the end of the fiscal years ended December 31, 2019, 2018, 2017 and 2016.

Class and Period	Total Amount Outstanding Exclusive of Treasury Securities(1) ($ in millions)	Asset Coverage per Unit(2)	Involuntary Liquidating Preference per Unit(3)	Average Market Value per Unit(4)
Revolving Credit Facility
December 31, 2019	$480.9	$2,926	—	N/A
December 31, 2018	$308.6	$2,254	—	N/A
December 31, 2017	$-	$2,580	—	N/A
SPV Asset Facility I
December 31, 2019	$300.0	$2,926	—	N/A
December 31, 2018	$400.0	$2,254	—	N/A
December 31, 2017	$400.0	$2,580	—	N/A
SPV Asset Facility II
December 31, 2019	$350.0	$2,926	—	N/A
December 31, 2018	$550.0	$2,254	—	N/A
SPV Asset Facility III
December 31, 2019	$255.0	$2,926	—	N/A
December 31, 2018	$300.0	$2,254	—	N/A
SPV Asset Facility IV
December 31, 2019	$60.3	$2,926	—	N/A
CLO I
December 31, 2019	$390.0	$2,926	—	N/A
CLO II
December 31, 2019	$260.0	$2,926	—	N/A
Subscription Credit Facility
December 31, 2019	$-	$-	—	N/A
December 31, 2018	$883.0	$2,254	—	N/A
December 31, 2017	$393.5	$2,580	—	N/A
December 31, 2016	$495.0	$2,375	—	N/A
2023 Notes
December 31, 2019	$150.0	$2,926	—	N/A
December 31, 2018	$150.0	$2,254	—	N/A
December 31, 2017	$138.5	$2,580	—	N/A
2024 Notes
December 31, 2019	$400.0	$2,926	—	$1,039.3
2025 Notes
December 31, 2019	$425.0	$2,926	—	$997.9

________________

(1)	Total amount of each class of senior securities outstanding at the end of the period presented.
(2)

Asset coverage per unit is the ratio of the carrying value of our total assets, less all liabilities excluding indebtedness represented by senior securities in this table, to the aggregate amount of senior securities representing indebtedness. Asset coverage per unit is expressed in terms of dollar amounts per $1,000 of indebtedness and is calculated on a consolidated basis.

(3)

The amount to which such class of senior security would be entitled upon our involuntary liquidation in preference to any security junior to it. The "—" in this column indicates information that the SEC expressly does not require to be disclosed for certain types of senior securities.

(4)

Not applicable, except for with respect to the 2024 Notes and the 2025 Notes, as other senior securities are not registered for public trading on a stock exchange. The average market value per unit for each of the 2024 Notes and the 2025 Notes is based on the average daily prices of such notes and is expressed per $1,000 of indebtedness.

Item 6. Selected Financial Data

The following table below sets forth our selected consolidated historical financial data for the years ended December 31, 2019, 2018, 2017 and 2016. The selected consolidated historical financial data has been derived from our audited consolidated financial statements, which is included elsewhere in this Form 10-K and our SEC filings.

The selected consolidated financial information and other data presented below should be read in conjunction with our consolidated financial statements and notes thereto and “ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS,” which are included elsewhere in this Form 10-K.

	As of and for the Year Ended December 31,
($ in millions, except per share amounts)	2019	2018	2017	2016
Consolidated Statement of Operations Data
Income
Total investment income	$718.0	$388.7	$159.9	$28.8
Expenses
Total operating expenses	290.5	142.2	65.9	19.4
Management and incentive fees waived	(73.4)	—	—	—
Net operating expenses	217.1	142.2	65.9	19.4
Net investment income before income taxes	500.9	246.5	94.0	9.4
Excise tax expense	2.0	1.1	0.2	0.4
Net investment income after income taxes	498.9	245.4	93.8	9.0
Total change in net unrealized gain (loss)	(3.7)	(43.6)	9.2	7.6
Total net realized gain (loss)	2.8	0.4	0.7	—
Increase in net assets resulting from operations	$498.0	$202.2	$103.7	$16.6
Earnings per common share – basic and diluted	$1.53	$1.38	$1.55	$0.78
Consolidated Balance Sheet Data
Cash and restricted cash	$317.2	$127.6	$20.1	$209.4
Investments at fair value	8,799.2	5,784.1	2,389.8	967.4
Total assets	9,203.6	5,951.0	2,443.5	1,180.8
Total debt (net of unamortized debt issuance costs)	3,038.2	2,567.7	919.4	491.9
Total liabilities	3,226.3	2,686.2	971.0	500.3
Total net assets	$5,977.3	$3,264.8	$1,472.6	$680.5
Net asset value per share	$15.24	$15.10	$15.03	$14.85
Other Data:
Number of portfolio companies	98	73	40	21
Distributions Declared Per Share	$1.45	$1.42	$1.35	$0.06
Total Return, based on market value(1)	22.0%	N/A	N/A	N/A
Total return based on net asset value(2)	10.7%	10.2%	10.6%	(0.6)%
Weighted average total yield of portfolio at fair value	8.7%	9.4%	8.8%	9.0%
Weighted average total yield of portfolio at amortized cost	8.6%	9.4%	8.9%	9.0%
Weighted average yield of debt and income producing securities at fair value	8.7%	9.4%	8.8%	9.0%
Weighted average yield of debt and income producing securities at amortized cost	8.6%	9.4%	8.9%	9.0%
Fair value of debt investments as a percentage of principal	98.0%	97.9%	98.9%	98.8%
________________

(1)

Total return based on market value is calculated as the change in market value per share during the respective periods, taking into account dividends and distributions, if any, reinvested in accordance with the Company’s dividend reinvestment plan. The beginning market value per share is based on the initial public offering price of $15.30 per share.

(2)	Total return is calculated as the change in net asset value (“NAV”) per share during the period, plus distributions per share, if any, divided by beginning NAV per share.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

Owl Rock Capital Corporation (the “Company”, “we”, “us” or “our”) is a Maryland corporation formed on October 15, 2015. We were formed primarily to originate and make loans to, and make debt and equity investments in, U.S. middle market companies. We invest in senior secured or unsecured loans, subordinated loans or mezzanine loans and, to a lesser extent, equity and equity-related securities including warrants, preferred stock and similar forms of senior equity, which may or may not be convertible into a portfolio company’s common equity. Our investment objective is to generate current income, and to a lesser extent, capital appreciation by targeting investment opportunities with favorable risk-adjusted returns.

We are managed by Owl Rock Capital Advisors LLC (“the Adviser” or “our Adviser”). The Adviser is registered with the SEC as an investment adviser under the Investment Advisers Act of 1940. Subject to the overall supervision of our board of directors (“the Board” or “our Board”), the Adviser manages our day-to-day operations, and provides investment advisory and management services to us. The Adviser or its affiliates may engage in certain origination activities and receive attendant arrangement, structuring or similar fees. The Adviser is responsible for managing our business and activities, including sourcing investment opportunities, conducting research, performing diligence on potential investments, structuring our investments, and monitoring our portfolio companies on an ongoing basis through a team of investment professionals. The Board consists of seven directors, four of whom are independent.

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

The Adviser also serves as investment adviser to Owl Rock Capital Corporation II. Owl Rock Capital Corporation II is a corporation formed under the laws of the State of Maryland that, like us, has elected to be treated as a business development company (“BDC”) under the 1940 Act. Owl Rock Capital Corporation II’s investment objective is similar to ours, which is to generate current income, and to a lesser extent, capital appreciation by targeting investment opportunities with favorable risk-adjusted returns. As of December 31, 2019, Owl Rock Capital Corporation II had raised gross proceeds of approximately $963.7 million, including seed capital contributed by the Adviser in September 2016 and approximately $10.0 million in gross proceeds raised from certain individuals and entities affiliated with the Adviser.

The Adviser is under common control with Owl Rock Technology Advisors LLC (“ORTA”) and Owl Rock Capital Private Fund Advisors LLC (“ORPFA”), which also are investment advisers and subsidiaries of Owl Rock Capital Partners. The Adviser, ORTA and ORPFA are referred to as the “Owl Rock Advisers” and together with Owl Rock Capital Partners are referred to, collectively, as “Owl Rock.”

We may be prohibited under the 1940 Act from participating in certain transactions with our affiliates without the prior approval of our directors who are not interested persons and, in some cases, the prior approval of the SEC.  We, our Adviser and certain affiliates have been granted exemptive relief by the SEC to permit us to co-invest with other funds managed by our Adviser or certain of its affiliates, including Owl Rock Capital Corporation II and Owl Rock Technology Finance Corp., in a manner consistent with our investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors. Pursuant to such exemptive relief, we generally are permitted to co-invest with certain of our affiliates if a “required majority” (as defined in Section 57(o) of the 1940 Act) of our independent directors make certain conclusions in connection with a co-investment transaction, including that (1) the terms of the transactions, including the consideration to be paid, are reasonable and fair to us and our shareholders and do not involve overreaching by us or our shareholders on the part of any person concerned, (2) the transaction is consistent with the interests of our shareholders and is consistent with our investment objective and strategies, and (3) the investment by our affiliates would not disadvantage us, and our participation would not be on a basis different from or less advantageous than that on which our affiliates are investing. Owl Rock Advisers’ allocation policy seeks to ensure equitable allocation of investment opportunities between us and other funds managed by our Adviser or its affiliates over time. As a result of the exemptive relief, there could be significant overlap in our investment portfolio and the investment portfolio of other funds established by the Adviser or its affiliates that could avail themselves of the exemptive relief.

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

Our Investment Framework

We are a Maryland corporation organized primarily to originate and make loans to, and make debt and equity investments in, U.S. middle market companies. Our investment objective is to generate current income, and to a lesser extent, capital appreciation by targeting investment opportunities with favorable risk-adjusted returns. Since our Adviser and its affiliates began investment activities in April 2016 through December 31, 2019, our Adviser and its affiliates have originated $19.0 billion aggregate principal amount of investments, of which $17.4 billion of aggregate principal amount of investments prior to any subsequent exits or repayments, was retained by either us or a corporation or fund advised by our Adviser or its affiliates. We seek to generate current income primarily in U.S. middle market companies through direct originations of senior secured loans or originations of unsecured loans, subordinated loans or mezzanine loans and, to a lesser extent, investments in equity and equity-related securities including warrants, preferred stock and similar forms of senior equity.

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

As of December 31, 2019, our average debt investment size in each of our portfolio companies was approximately $90.6 million based on fair value. As of December 31, 2019, our portfolio companies, excluding the investment in Sebago Lake and certain investments that fall outside of our typical borrower profile and represent 96.9% of our total portfolio based on fair value, had weighted average annual revenue of $427 million and weighted average annual EBITDA of $79 million.

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

Revenues

We generate revenues primarily in the form of interest income from the investments we hold. In addition, we may generate income from dividends on either direct equity investments or equity interests obtained in connection with originating loans, such as options, warrants or conversion rights. Our debt investments typically have a term of three to ten years. As of December 31, 2019, 100.0% of our debt investments based on fair value bear interest at a floating rate, subject to interest rate floors, in certain cases. Interest on our debt investments is generally payable either monthly or quarterly.

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

Except as specifically provided below, all investment professionals and staff of the Adviser, when and to the extent engaged in providing investment advisory and management services to us, the base compensation, bonus and benefits, and the routine overhead expenses of such personnel allocable to such services, are provided and paid for by the Adviser. We bear our allocable portion of the compensation paid by the Adviser (or its affiliates) to our Chief Compliance Officer and Chief Financial Officer and their respective staffs (based on a percentage of time such individuals devote, on an estimated basis, to our business affairs). We bear all other costs and expenses of our operations, administration and transactions, including, but not limited to (i) investment advisory fees, including management fees and incentive fees, to the Adviser, pursuant to the Investment Advisory Agreement; (ii) our allocable portion of overhead and other expenses incurred by the Adviser in performing its administrative obligations under the Administration Agreement; and (iii) all other costs and expenses of its operations and transactions including, without limitation, those relating to:

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

The Middle Market is a Large Addressable Market. According to GE Capital’s National Center for the Middle Market 4th quarter 2019 Middle Market Indicator, there are approximately 200,000 U.S. middle market companies, which have approximately 47.9 million aggregate employees. Moreover, the U.S. middle market accounts for one-third of private sector gross domestic product (“GDP”). GE defines U.S. middle market companies as those between $10 million and $1 billion in annual revenue, which we believe has significant overlap with our definition of U.S. middle market companies.

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

Attractive Opportunities in Investments in Loans. We invest in senior secured or unsecured loans, subordinated loans or mezzanine loans and, to a lesser extent, equity and equity-related securities. We believe that opportunities in senior secured loans are significant because of the floating rate structure of most senior secured debt issuances and because of the strong defensive characteristics of these types of investments. Given the current low interest rate environment, we believe that debt issues with floating interest rates offer a superior return profile as compared with fixed-rate investments, since floating rate structures are generally less susceptible to declines in value experienced by fixed-rate securities in a rising interest rate environment. Senior secured debt also provides strong defensive characteristics. Senior secured debt has priority in payment among an issuer’s security holders whereby holders are due to receive payment before junior creditors and equity holders. Further, these investments are secured by the issuer’s assets, which may provide protection in the event of a default.

Portfolio and Investment Activity

As of December 31, 2019, based on fair value, our portfolio consisted of 80.9% first lien senior secured debt investments (of which 43% we consider to be unitranche debt investments (including “last out” portions of such loans)), 18.0% second lien senior secured debt investments, 1.0% investment funds and vehicles, and 0.1% equity investments.

As of December 31, 2019, our weighted average total yield of the portfolio at fair value and amortized cost was 8.7% and 8.6%, respectively, and our weighted average yield of debt and income producing securities at fair value and amortized cost was 8.7% and 8.6%, respectively.

As of December 31, 2019, we had investments in 98 portfolio companies with an aggregate fair value of $8.8 billion.

Based on current market conditions, the pace of our investment activities may vary.

Our investment activity for the years ended December 31, 2019, 2018 and 2017 is presented below (information presented herein is at par value unless otherwise indicated).

	For the Years Ended December 31,
($ in thousands)	2019	2018	2017
New investment commitments
Gross originations	$4,625,939	5,814,181	2,277,528
Less: Sell downs	(191,277)	(618,040)	(396,375)
Total new investment commitments	$4,434,662	$5,196,141	$1,881,153
Principal amount of investments funded:
First-lien senior secured debt investments	$3,083,777	$3,388,527	1,242,944
Second-lien senior secured debt investments	596,421	799,701	434,750
Unsecured debt investments	—	23,000	—
Equity investments	1,991	11,215	2,760
Investment funds and vehicles	—	26,110	65,028
Total principal amount of investments funded	$3,682,189	$4,248,553	$1,745,482
Principal amount of investments sold or repaid:
First-lien senior secured debt investments	$(820,602)	$(536,715)	$(187,351)
Second-lien senior secured debt investments	(116,700)	(341,600)	(138,500)
Unsecured debt investments	(23,000)	—	—
Equity investments	(1,991)	(2,760)	—
Investment funds and vehicles	(2,250)	—	—
Total principal amount of investments sold or repaid	$(964,543)	$(881,075)	$(325,851)
Number of new investment commitments in new portfolio companies(1)	38	44	25
Average new investment commitment amount	$107,981	$105,689	$72,566
Weighted average term for new investment commitments (in years)	6.3	6.2	6.0
Percentage of new debt investment commitments at floating rates	100.0%	99.6%	98.1%
Percentage of new debt investment commitments at fixed rates	0.0%	0.4%	1.9%
Weighted average interest rate of new investment commitments(2)	8.0%	8.8%	8.3%
Weighted average spread over LIBOR of new floating rate investment commitments	6.1%	6.0%	6.5%

________________

(1)	Number of new investment commitments represents commitments to a particular portfolio company.
(2)

Assumes each floating rate commitment is subject to the greater of the interest rate floor (if applicable) or 3-month LIBOR, which was 1.9%, 2.3% and 1.7% as of December 31, 2019, 2018 and 2017, respectively.

As of December 31, 2019 and 2018, our investments consisted of the following:

	December 31, 2019			December 31, 2018
($ in thousands)	Amortized Cost		Fair Value	Amortized Cost	Fair Value
First-lien senior secured debt investments	$7,136,866	(3)	$7,113,356	$4,566,573	$4,554,835
Second-lien senior secured debt investments	1,590,439		1,584,917	1,119,507	1,109,366
Unsecured debt investments	—		—	23,000	22,183
Equity investments(1)	12,663		12,875	11,215	11,063
Investment funds and vehicles(2)	88,888		88,077	91,138	86,622
Total Investments	$8,828,856		$8,799,225	$5,811,433	$5,784,069

________________

(1)	Includes investment in Wingspire.
(2)	Includes investment in Sebago Lake.
(3)	43% of which we consider unitranche loans.

The table below describes investments by industry composition based on fair value as of December 31, 2019 and 2018:

	December 31, 2019	December 31, 2018
Advertising and media	2.6%	4.2%
Aerospace and defense	3.3	—
Automotive	1.7	2.6
Buildings and real estate	6.6	5.2
Business services	5.4	7.6
Chemicals	2.6	1.7
Consumer products	2.7	1.8
Containers and packaging	2.1	0.7
Distribution	8.6	10.6
Education	3.5	3.0
Energy equipment and services	0.2	1.6
Financial services (1)	1.6	1.9
Food and beverage	7.2	8.4
Healthcare providers and services	8.3	6.5
Healthcare technology	3.4	0.7
Household products	1.5	0.9
Infrastructure and environmental services	2.7	3.4
Insurance	5.7	0.6
Internet software and services	8.1	9.5
Investment funds and vehicles (2)	1.0	1.5
Leisure and entertainment	2.0	3.8
Manufacturing	2.9	1.8
Oil and gas	2.3	4.9
Professional services	8.1	11.4
Specialty retail	2.7	2.8
Telecommunications	0.5	0.6
Transportation	2.7	2.3
Total	100.0%	100.0%

________________

(1)	Includes investment in Wingspire.
(2)	Includes investment in Sebago Lake.

The table below describes investments by geographic composition based on fair value as of December 31, 2019 and 2018:

	December 31, 2019	December 31, 2018
United States:
Midwest	19.5%	17.3%
Northeast	18.7	22.0
South	42.8	36.7
West	15.3	20.1
Belgium	1.0	1.6
Canada	0.9	0.9
United Kingdom	1.8	1.4
Total	100.0%	100.0%

The weighted average yields and interest rates of our investments at fair value as of December 31, 2019 and 2018 were as follows:

	December 31, 2019	December 31, 2018
Weighted average total yield of portfolio	8.7%	9.4%
Weighted average total yield of debt and income producing securities	8.7%	9.4%
Weighted average interest rate of debt securities	8.1%	9.0%
Weighted average spread over LIBOR of all floating rate investments	6.3%	6.3%

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

The following table shows the composition of our portfolio on the 1 to 5 rating scale as of December 31, 2019 and 2018:

	December 31, 2019		December 31, 2018
Investment Rating	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
($ in thousands)
1	$753,619	8.6%	$748,877	12.9%
2	7,576,022	86.1	4,665,758	80.7
3	469,584	5.3	369,434	6.4
4	—	—	—	—
5	—	—	—	—
Total	$8,799,225	100.0%	$5,784,069	100.0%

The following table shows the amortized cost of our performing and non-accrual debt investments as of December 31, 2019 and 2018:

	December 31, 2019		December 31, 2018
($ in thousands)	Amortized Cost	Percentage	Amortized Cost	Percentage
Performing	$8,727,305	100.0%	$5,709,080	100.0%
Non-accrual	—	—	—	—
Total	$8,727,305	100.0%	$5,709,080	100.0%

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

Portfolio Companies

The following table sets forth certain information regarding each of the portfolio companies in which we had a debt or equity investment as of December 31, 2019. We offer to make available significant managerial assistance to our portfolio companies. We may receive rights to observe the meetings of our portfolio companies' board of directors. Other than these investments, our only relationships with our portfolio companies are the managerial assistance we may separately provide to our portfolio companies, which services would be ancillary to our investments. As of December 31, 2019, other than Sebago Lake LLC and Wingspire Capital Holdings LLC, we did not "control" and are not an "affiliate" of any of our portfolio companies, each as defined in the 1940 Act. In general, under the 1940 Act, we would "control" a portfolio company if we owned 25.0% or more of its voting securities and would be an "affiliate" of a portfolio company if we owned five percent or more of its voting securities.

($ in thousands) Company	Industry	Type of Investment	Interest Rate	Maturity / Dissolution Date	Percentage of Class Held on a Fully Diluted Basis	Principal Number of Shares / Number of Units	Amortized Cost	Fair Value
2U, Inc.(1)(2) 7900 Harkins Rd. Lanham, MD 20706	Education	First lien senior secured loan	L + 5.75%	5/22/2024	0.0%	$115,000	$113,453	$112,700
3ES Innovation Inc. (dba Aucerna)(1)(4) Suite 800, 250 - 2nd Street S.W. Calgary, Alberta, Canada	Internet software and services	First lien senior secured loan	L + 5.75%	5/13/2025	0.0%	40,132	39,672	39,329
3ES Innovation Inc. (dba Aucerna)(1)(8) Suite 800, 250 - 2nd Street S.W. Calgary, Alberta, Canada	Internet software and services	First lien senior secured revolving loan	L + 5.75%	5/13/2025	0.0%	-	(43)	(78)
ABB/Con-cise Optical Group LLC(1)(4) 12301 NW 39th Street Coral Springs, FL 33065	Distribution	First lien senior secured loan	L + 5.00%	6/15/2023	0.0%	76,410	75,632	72,590
ABB/Con-cise Optical Group LLC(1)(4) 12301 NW 39th Street Coral Springs, FL 33065	Distribution	Second lien senior secured loan	L + 9.00%	6/17/2024	0.0%	25,000	24,506	23,375
Accela, Inc.(1)(4) 2633 Camino Ramon, Suite 500 San Ramon, CA 94583	Internet software and services	First lien senior secured loan	L + 3.25%	9/28/2023	0.0%	21,714	21,422	21,714
Access CIG, LLC(1)(2) 6818 A Patterson Pass Road Livermore, CA 94550	Business services	Second lien senior secured loan	L + 7.75%	2/27/2026	0.0%	44,637	44,329	44,414
Amspec Services Inc.(1)(4) 1249 S River Rd Cranbury, NJ 08512	Professional services	First lien senior secured loan	L + 6.25%	7/2/2024	0.0%	112,542	110,882	110,292
Amspec Services Inc.(1)(6)(8) 1249 S River Rd Cranbury, NJ 08512	Professional services	First lien senior secured revolving loan	P + 4.25%	7/2/2024	0.0%	5,423	5,233	5,134
Apptio, Inc.(1)(2) 11100 NE 8th Street, Suite 600 Bellevue, WA 98004	Internet software and services	First lien senior secured loan	L + 7.25%	1/10/2025	0.0%	41,727	40,992	41,205
Apptio, Inc.(1)(8) 11100 NE 8th Street, Suite 600 Bellevue, WA 98004	Internet software and services	First lien senior secured revolving loan	L + 7.25%	1/10/2025	0.0%	-	(47)	(35)
Aramsco, Inc.(1)(2) PO Box 29 Thorofare, NJ 08086	Distribution	First lien senior secured loan	L + 5.25%	8/28/2024	0.0%	57,055	55,908	55,771
Aramsco, Inc.(1)(2)(8) PO Box 29 Thorofare, NJ 08086	Distribution	First lien senior secured revolving loan	L + 5.25%	8/28/2024	0.0%	1,536	1,373	1,348
Associations, Inc.(1)(4) 5401 North Central Expressway, Suite 300 Dallas, TX 75205	Buildings and real estate	First lien senior secured loan	L + 4.00%	7/30/2024	0.0%	259,307	256,774	256,714
Associations, Inc.(1)(4)(8) 5401 North Central Expressway, Suite 300 Dallas, TX 75205	Buildings and real estate	First lien senior secured delayed draw term loan	L + 4.00%	7/30/2021	0.0%	40,708	40,158	40,122
Associations, Inc.(1)(8) 5401 North Central Expressway, Suite 300 Dallas, TX 75205	Buildings and real estate	First lien senior secured revolving loan	L + 6.00%	7/30/2024	0.0%	-	(110)	(173)
Asurion, LLC(1)(2) 648 Grassmere Park Nashville, TN 37211	Insurance	Second lien senior secured loan	L + 6.50%	8/4/2025	0.0%	40,000	40,518	40,460

($ in thousands) Company	Industry	Type of Investment	Interest Rate	Maturity / Dissolution Date	Percentage of Class Held on a Fully Diluted Basis	Principal Number of Shares / Number of Units	Amortized Cost	Fair Value
Aviation Solutions Midco, LLC (dba STS Aviation)(1)(4) 2000 NE Jensen Beach Blvd Jensen Beach, FL 34957	Aerospace and defense	First lien senior secured loan	L + 6.25%	1/3/2025	0.0%	195,562	191,944	192,824
BIG Buyer, LLC(1)(4) 631 North 400 West Salt Lake City, UT 84103	Specialty Retail	First lien senior secured loan	L + 6.50%	11/20/2023	0.0%	50,459	49,486	49,323
BIG Buyer, LLC(1)(8) 631 North 400 West Salt Lake City, UT 84103	Specialty Retail	First lien senior secured delayed draw term loan	L + 6.50%	12/18/2020	0.0%	-	(195)	(56)
BIG Buyer, LLC(1)(8) 631 North 400 West Salt Lake City, UT 84103	Specialty Retail	First lien senior secured revolving loan	L + 6.50%	11/20/2023	0.0%	-	(93)	(84)
Black Mountain Sand Eagle Ford LLC(1)(4) 420 Commerce Street, Suite 500 Fort Worth, TX 76102	Oil and gas	First lien senior secured loan	L + 8.25%	8/17/2022	0.0%	88,246	87,574	87,805
Blackhawk Network Holdings, Inc.(1)(2) 6220 Stoneridge Mall Road Pleasanton, CA 94588	Financial services	Second lien senior secured loan	L + 7.00%	6/15/2026	0.0%	104,700	103,837	104,439
Bracket Intermediate Holding Corp.(1)(4) 575 East Swedesford Road, Suite 200 Wayne, PA 19087	Healthcare technology	Second lien senior secured loan	L + 8.13%	9/7/2026	0.0%	26,250	25,785	25,725
Caiman Merger Sub LLC (dba City Brewing)(1)(2) 925 S. 3rd St. La Crosse, WI 54601	Food and beverage	First lien senior secured loan	L + 5.75%	11/3/2025	0.0%	177,119	175,387	175,347
Caiman Merger Sub LLC (dba City Brewing)(1)(8) 925 S. 3rd St. La Crosse, WI 54601	Food and beverage	First lien senior secured revolving loan	L + 5.75%	11/1/2024	0.0%	-	(125)	(129)
Cardinal US Holdings, Inc.(1)(4) De Kleetlaan 6A 1831 Machelen Brussels, Belgium	Professional services	First lien senior secured loan	L + 5.00%	7/31/2023	0.0%	90,196	87,114	90,196
Reef (fka Cheese Acquisition, LLC)(1)(4) 233 Peachtree Street NE Harris Tower, Suite 2600 Atlanta, GA 30303	Buildings and real estate	First lien senior secured loan	L + 4.75%	11/28/2024	0.0%	134,995	133,263	132,970
Reef (fka Cheese Acquisition, LLC)(1)(7) 233 Peachtree Street NE Harris Tower, Suite 2600 Atlanta, GA 30303	Buildings and real estate	First lien senior secured loan	C + 5.00%	11/28/2024	0.0%	27,500	26,717	27,086
Reef (fka Cheese Acquisition, LLC)(1)(8) 233 Peachtree Street NE Harris Tower, Suite 2600 Atlanta, GA 30303	Buildings and real estate	First lien senior secured revolving loan	L + 4.75%	11/28/2023	0.0%	-	(160)	(245)
CIBT Global, Inc.(1)(4) 1600 International Drive, Suite 600 McLean, VA 22102	Business services	Second lien senior secured loan	L + 7.75%	6/2/2025	0.0%	59,500	58,352	58,756
CM7 Restaurant Holdings, LLC(1)(2) 18900 Dallas Parkway Dallas, TX 75287	Food and beverage	First lien senior secured loan	L + 8.00%	5/22/2023	0.0%	37,232	36,738	36,674

($ in thousands) Company	Industry	Type of Investment	Interest Rate	Maturity / Dissolution Date	Percentage of Class Held on a Fully Diluted Basis	Principal Number of Shares / Number of Units	Amortized Cost	Fair Value
CM7 Restaurant Holdings, LLC 18900 Dallas Parkway, TX 75287	Food and beverage	LLC Interest	N/A	N/A	0.1%	340	340	324
Confluent Health, LLC.(1)(2) 175 S English Station Rd Ste. 218 Louisville, KY	Healthcare providers and services	First lien senior secured loan	L + 5.00%	6/24/2026	0.0%	17,910	17,746	17,641
ConnectWise, LLC(1)(4) 4110 George Rd., Suite 200 Tampa, FL, 33634	Business services	First lien senior secured loan	L + 6.00%	2/28/2025	0.0%	180,466	178,439	178,210
ConnectWise, LLC(1)(8) 4110 George Rd., Suite 200 Tampa, FL, 33634	Business services	First lien senior secured revolving loan	L + 6.00%	2/28/2025	0.0%	-	(220)	(250)
Covenant Surgical Partners, Inc.(1)(2) 401 Commerce Street, Suite 600 Nashville, TN 37219	Healthcare providers and services	First lien senior secured loan	L + 4.00%	7/1/2026	0.0%	13,965	13,832	13,860
Covenant Surgical Partners, Inc.(1)(8) 401 Commerce Street, Suite 600 Nashville, TN 37219	Healthcare providers and services	First lien senior secured delayed draw term loan	L + 4.00%	7/1/2021	0.0%	-	(26)	(21)
DB Datacenter Holdings Inc.(1)(2) 400 South Akard Street, Suite 100 Dallas, TX 75202	Telecommunications	Second lien senior secured loan	L + 8.00%	4/3/2025	0.0%	47,409	46,826	46,934
Dealer Tire, LLC(1)(2) 7012 Euclid Ave Cleveland, OH 44103	Distribution	First lien senior secured loan	L + 5.50%	12/15/2025	0.0%	113,889	108,862	113,958
Definitive Healthcare Holdings, LLC(1)(4) 550 Cochituate Rd. Framingham, MA 01701	Healthcare technology	First lien senior secured loan	L + 5.50%	7/16/2026	0.0%	196,485	194,633	194,520
Definitive Healthcare Holdings, LLC(1)(8) 550 Cochituate Rd. Framingham, MA 01701	Healthcare technology	First lien senior secured delayed draw term loan	L + 5.50%	7/16/2026	0.0%	-	(203)	-
Definitive Healthcare Holdings, LLC(1)(8) 550 Cochituate Rd. Framingham, MA 01701	Healthcare technology	First lien senior secured revolving loan	L + 5.50%	7/16/2024	0.0%	-	(99)	(109)
DMT Solutions Global Corporation(1)(4) 37 Executive Dr Danbury, CT 06810	Professional services	First lien senior secured loan	L + 7.00%	7/2/2024	0.0%	51,800	50,142	50,376
Douglas Products and Packaging Company LLC(1)(4) 1550 E. Old 210 Highway Liberty, MO 64068	Chemicals	First lien senior secured loan	L + 5.75%	10/19/2022	0.0%	98,942	98,308	97,459

($ in thousands) Company	Industry	Type of Investment	Interest Rate	Maturity / Dissolution Date	Percentage of Class Held on a Fully Diluted Basis	Principal Number of Shares / Number of Units	Amortized Cost	Fair Value
Douglas Products and Packaging Company LLC(1)(6)(8) 1550 E. Old 210 Highway Liberty, MO 64068	Chemicals	First lien senior secured revolving loan	P + 4.75%	10/19/2022	0.0%	1,211	1,167	1,075
Endries Acquisition, Inc.(1)(2) 714 West Ryan Street, P.O. Box 69 Brillion, Wisconsin USA 54110-0069	Distribution	First lien senior secured loan	L + 6.25%	12/10/2025	0.0%	178,650	175,890	175,524
Endries Acquisition, Inc.(1)(2)(8) 714 West Ryan Street, P.O. Box 69 Brillion, Wisconsin USA 54110-0069	Distribution	First lien senior secured delayed draw term loan	L + 6.25%	12/10/2020	0.0%	10,834	9,906	9,741
Endries Acquisition, Inc. (1)(8) 714 West Ryan Street, P.O. Box 69 Brillion, Wisconsin USA 54110-0069	Distribution	First lien senior secured revolving loan	L + 6.25%	12/10/2024	0.0%	-	(389)	(473)
Entertainment Benefits Group, LLC(1)(2) 19495 Biscayne Boulevard, Suite 300, Aventura, FL 33180	Business services	First lien senior secured loan	L + 5.75%	9/27/2025	0.0%	81,795	80,612	80,568
Entertainment Benefits Group, LLC(1)(2)(8) 19495 Biscayne Boulevard, Suite 300, Aventura, FL 33180	Business services	First lien senior secured revolving loan	L + 5.75%	9/27/2024	0.0%	2,400	2,229	2,220
EW Holdco, LLC (dba European Wax)(1)(2) P.O. Box 802208 Aventura, FL 33280	Specialty Retail	First lien senior secured loan	L + 4.50%	9/25/2024	0.0%	72,018	71,415	71,478
Feradyne Outdoors, LLC(1)(4) 1230 Poplar Avenue Superior, WI 54880	Consumer products	First lien senior secured loan	L + 6.25%	5/25/2023	0.0%	112,613	111,761	99,099
FR Arsenal Holdings II Corp. (dba Applied-Cleveland Holdings, Inc.)(1)(4) 370690 East Old Highway 64 Cleveland, OK 74020	Infrastructure and environmental services	First lien senior secured loan	L + 7.25%	9/8/2022	0.0%	145,827	144,048	145,827
Galls, LLC(1)(3) 1340 Russell Cave Road P.O. Box 54308 Lexington, KY 40505	Specialty Retail	First lien senior secured loan	L + 6.25%	1/31/2025	0.0%	90,999	90,112	89,406
Galls, LLC(1)(2)(8) 1340 Russell Cave Road P.O. Box 54308 Lexington, KY 40505	Specialty Retail	First lien senior secured revolving loan	L + 6.25%	1/31/2024	0.0%	21,880	21,598	21,431
Galls, LLC(1)(3)(8) 1340 Russell Cave Road P.O. Box 54308 Lexington, KY 40505	Specialty Retail	First lien senior secured delayed draw term loan	L + 6.25%	1/31/2020	0.0%	10,368	9,939	10,187

($ in thousands) Company	Industry	Type of Investment	Interest Rate	Maturity / Dissolution Date	Percentage of Class Held on a Fully Diluted Basis	Principal Number of Shares / Number of Units	Amortized Cost	Fair Value
GC Agile Holdings Limited (dba Apex Fund Services)(1)(4) Veritas House, 125 Finsbury Pavement London, England, EC2A 1NQ	Professional services	First lien senior secured loan	L + 7.00%	6/15/2025	0.0%	160,486	157,898	157,275
GC Agile Holdings Limited (dba Apex Fund Services)(1)(8) Veritas House, 125 Finsbury Pavement London, England, EC2A 1NQ	Professional services	First lien senior secured revolving loan	L + 7.00%	6/15/2023	0.0%	-	(230)	(208)
Genesis Acquisition Co. (dba Procare Software)(1)(4) 1 West Main St., Ste 201 Medford, OR 97501	Internet software and services	First lien senior secured loan	L + 3.75%	7/31/2024	0.0%	17,974	17,690	17,614
Genesis Acquisition Co. (dba Procare Software)(1)(8) 1 West Main St., Ste 201 Medford, OR 97501	Internet software and services	First lien senior secured delayed draw term loan	L + 3.75%	7/31/2020	0.0%	-	(36)	(47)
Genesis Acquisition Co. (dba Procare Software)(1)(4)(8) 1 West Main St., Ste 201 Medford, OR 97501	Internet software and services	First lien senior secured revolving loan	L + 3.75%	7/31/2024	0.0%	923	883	870
Geodigm Corporation (dba National Dentex)(1)(2) 11601 Kew Gardens Ave, Suite 200 Palm Beach Gardens, FL 33410	Healthcare providers and services	First lien senior secured loan	L + 6.87%	12/1/2021	0.0%	123,460	122,795	120,990
Gerson Lehrman Group, Inc.(1)(2) 60 East 42nd Street, 3rd Floor New York, NY 10165	Professional services	First lien senior secured loan	L + 4.25%	12/12/2024	0.0%	306,813	304,206	302,978
Gerson Lehrman Group, Inc.(1)(8) 60 East 42nd Street, 3rd Floor New York, NY 10165	Professional services	First lien senior secured revolving loan	L + 4.25%	12/12/2024	0.0%	-	(178)	(270)
GI CCLS Acquisition LLC (fka GI Chill Acquisition LLC)(1)(4) 611 Gateway Blvd, Suite 820 South San Francisco, CA 94080	Healthcare providers and services	First lien senior secured loan	L + 4.00%	8/6/2025	0.0%	12,029	11,979	11,985
GI CCLS Acquisition LLC (fka GI Chill Acquisition LLC)(1)(4) 611 Gateway Blvd, Suite 820 South San Francisco, CA 94080	Healthcare providers and services	Second lien senior secured loan	L + 7.50%	8/6/2026	0.0%	135,400	134,215	133,708
Give and Go Prepared Foods Corp.(1)(4) 6650 Finch Ave West Etobicoke ON M9W 5Y6, Canada	Food and beverage	Second lien senior secured loan	L + 8.50%	1/29/2024	0.0%	42,000	41,704	38,430
H-Food Holdings, LLC(1)(2) 3500 Lacey Road, Suite 300 Downers Grove IL 60515	Food and beverage	First lien senior secured loan	L + 4.00%	5/23/2025	0.0%	23,515	23,314	23,384
H-Food Holdings, LLC(1)(2) 3500 Lacey Road, Suite 300 Downers Grove IL 60515	Food and beverage	Second lien senior secured loan	L + 7.00%	3/2/2026	0.0%	121,800	119,175	119,364

($ in thousands) Company	Industry	Type of Investment	Interest Rate	Maturity / Dissolution Date	Percentage of Class Held on a Fully Diluted Basis	Principal Number of Shares / Number of Units	Amortized Cost	Fair Value
H-Food Holdings, LLC 3500 Lacey Road, Suite 300, Downers Grove IL 60515	Food and beverage	LLC Interest	N/A	N/A	0.9%	10,875	10,875	11,103
Hayward Industries, Inc.(1)(2) 620 Division Street Elizabeth, NJ 07201	Household products	Second lien senior secured loan	L + 8.25%	8/4/2025	0.0%	52,149	51,340	51,628
HGH Purchaser, Inc. (dba Horizon Services)(1)(2) 320 Century Blvd Wilmington, DE 19808	Household products	First lien senior secured loan	L + 6.00%	11/3/2025	0.0%	77,760	76,620	76,594
HGH Purchaser, Inc. (dba Horizon Services)(1)(6)(8) 320 Century Blvd Wilmington, DE 19808	Household products	First lien senior secured revolving loan	P + 5.00%	11/3/2025	0.0%	1,782	1,640	1,636
HGH Purchaser, Inc. (dba Horizon Services)(1)(8) 320 Century Blvd Wilmington, DE 19808	Household products	First lien senior secured delayed draw term loan	L + 6.00%	11/1/2021	0.0%	-	(79)	(81)
Hometown Food Company(1)(2) 1 Strawberry Lane Orrville, Ohio 44667-0280	Food and beverage	First lien senior secured loan	L + 5.00%	8/31/2023	0.0%	28,825	28,388	28,465
Hometown Food Company(1)(8) 1 Strawberry Lane Orrville, Ohio 44667-0280	Food and beverage	First lien senior secured revolving loan	L + 5.00%	8/31/2023	0.0%	-	(62)	(53)
Ideal Tridon Holdings, Inc.(1)(4) 8100 Tridon Drive Smyrna, TN USA 37167-6603	Manufacturing	First lien senior secured loan	L + 5.75%	7/31/2024	0.0%	55,651	54,894	55,373
Ideal Tridon Holdings, Inc.(1)(2)(8) 8100 Tridon Drive Smyrna, TN USA 37167-6603	Manufacturing	First lien senior secured revolving loan	L + 5.75%	7/31/2023	0.0%	327	262	298
Ideal Tridon Holdings, Inc.(1)(4)(8) 8100 Tridon Drive Smyrna, TN USA 37167-6603	Manufacturing	First lien senior secured delayed draw term loan	L + 5.75%	12/25/2020	0.0%	524	511	522
Individual Foodservice Holdings, LLC(1)(4) 5496 Lindbergh Lane Bell, CA 90201	Distribution	First lien senior secured loan	L + 5.75%	11/22/2025	0.0%	144,500	141,389	141,350
Individual Foodservice Holdings, LLC(1)(8) 5496 Lindbergh Lane Bell, CA 90201	Distribution	First lien senior secured delayed draw term loan	L + 5.75%	5/22/2021	0.0%	-	(912)	(927)
Individual Foodservice Holdings, LLC(1)(2)(8) 5496 Lindbergh Lane Bell, CA 90201	Distribution	First lien senior secured revolving loan	L + 5.75%	11/22/2024	0.0%	1,275	730	719
Innovative Water Care Global Corporation(1)(4) 1400 Bluegrass Lakes Pkwy Alpharetta, GA 30004	Chemicals	First lien senior secured loan	L + 5.00%	2/27/2026	0.0%	148,875	139,368	131,010

($ in thousands) Company	Industry	Type of Investment	Interest Rate	Maturity / Dissolution Date	Percentage of Class Held on a Fully Diluted Basis	Principal Number of Shares / Number of Units	Amortized Cost	Fair Value
Integrity Marketing Acquisition, LLC(1)(4) 9111 Cypress Waters Blvd Suite 450 Coppell, TX 75019	Insurance	First lien senior secured loan	L + 5.75%	8/27/2025	0.0%	136,900	134,941	134,846
Integrity Marketing Acquisition, LLC(1)(4)(8) 9111 Cypress Waters Blvd Suite 450 Coppell, TX 75019	Insurance	First lien senior secured delayed draw term loan	L + 5.75%	2/29/2020	0.0%	37,283	36,447	36,724
Integrity Marketing Acquisition, LLC(1)(8) 9111 Cypress Waters Blvd Suite 450 Coppell, TX 75019	Insurance	First lien senior secured delayed draw term loan	L + 5.75%	2/27/2021	0.0%	-	(192)	-
Integrity Marketing Acquisition, LLC(1)(8) 9111 Cypress Waters Blvd Suite 450 Coppell, TX 75019	Insurance	First lien senior secured revolving loan	L + 5.75%	8/27/2025	0.0%	-	(210)	(222)
Interoperability Bidco, Inc.(1)(2) 100 High Street, Suite 1560 Boston, MA 02110	Healthcare technology	First lien senior secured loan	L + 5.75%	6/25/2026	0.0%	76,814	75,909	75,662
Interoperability Bidco, Inc.(1)(8) 100 High Street, Suite 1560 Boston, MA 02110	Healthcare technology	First lien senior secured delayed draw term loan	L + 5.75%	6/25/2021	0.0%	-	(9)	(30)
Interoperability Bidco, Inc.(1)(8) 100 High Street, Suite 1560 Boston, MA 02110	Healthcare technology	First lien senior secured revolving loan	L + 5.75%	6/25/2024	0.0%	-	(45)	(60)
IQN Holding Corp. (dba Beeline)(1)(4) 12724 Gran Bay Parkway West, Suite 200 Jacksonville, FL 32258-4467	Internet software and services	First lien senior secured loan	L + 5.50%	8/20/2024	0.0%	191,899	189,564	189,501
IQN Holding Corp. (dba Beeline)(1)(4)(8) 12724 Gran Bay Parkway West, Suite 200 Jacksonville, FL 32258-4467	Internet software and services	First lien senior secured revolving loan	L + 5.50%	8/21/2023	0.0%	7,139	6,892	6,856
IRI Holdings, Inc.(1)(4) 150 North Clinton Street Chicago, IL 60661-1416	Advertising and media	First lien senior secured loan	L + 4.50%	11/28/2025	0.0%	14,850	14,721	14,541
JM Swank, LLC(1)(4) 21333 Haggerty Rd. Suite 100 Novi, MI 48375	Distribution	First lien senior secured loan	L + 7.50%	7/25/2022	0.0%	116,167	114,901	114,715
Sara Lee Frozen Bakery, LLC (fka KSLB Holdings, LLC)(1)(2) 3500 Lacey Rd Downers Grove, IL 60515	Food and beverage	First lien senior secured loan	L + 4.50%	7/30/2025	0.0%	38,595	37,930	37,823

($ in thousands) Company	Industry	Type of Investment	Interest Rate	Maturity / Dissolution Date	Percentage of Class Held on a Fully Diluted Basis	Principal Number of Shares / Number of Units	Amortized Cost	Fair Value
Sara Lee Frozen Bakery, LLC (fka KSLB Holdings, LLC)(1)(2)(8) 3500 Lacey Rd Downers Grove, IL 60515	Food and beverage	First lien senior secured revolving loan	L + 4.50%	7/31/2023	0.0%	5,520	5,375	5,340
KWOR Acquisition, Inc. (dba Worley Claims Services)(1)(2) Post Office Box 249 Hammond, LA 70404	Insurance	First lien senior secured loan	L + 4.00%	6/3/2026	0.0%	24,153	23,421	23,489
KWOR Acquisition, Inc. (dba Worley Claims Services)(1)(8) Post Office Box 249 Hammond, LA 70404	Insurance	First lien senior secured delayed draw term loan	L + 4.00%	6/3/2021	0.0%	-	(72)	(67)
KWOR Acquisition, Inc. (dba Worley Claims Services)(1)(8) Post Office Box 249 Hammond, LA 70404	Insurance	First lien senior secured revolving loan	L + 4.00%	6/3/2024	0.0%	-	(103)	(143)
KWOR Acquisition, Inc. (dba Worley Claims Services)(1)(2) Post Office Box 249 Hammond, LA 70404	Insurance	Second lien senior secured loan	L + 7.75%	12/3/2026	0.0%	49,600	48,897	48,608
Lazer Spot G B Holdings, Inc.(1)(2) 6525 Shiloh Rd #900 Alpharetta, GA 30005	Transportation	First lien senior secured loan	L + 6.00%	12/9/2025	0.0%	133,200	130,892	130,896
Lazer Spot G B Holdings, Inc.(1)(8) 6525 Shiloh Rd #900 Alpharetta, GA 30005	Transportation	First lien senior secured delayed draw term loan	L + 6.00%	6/9/2021	0.0%	-	(49)	(64)
Lazer Spot G B Holdings, Inc.(1)(4)(8) 6525 Shiloh Rd #900 Alpharetta, GA 30005	Transportation	First lien senior secured revolving loan	L + 6.00%	12/9/2025	0.0%	2,147	1,683	1,682
Learning Care Group (US) No. 2 Inc.(1)(4) 21333 Haggerty Rd., Suite 100 Novi, MI 48375	Education	Second lien senior secured loan	L + 7.50%	3/13/2026	0.0%	26,967	26,539	26,832
Liberty Oilfield Services LLC(1)(2) 950 17th Street, Suite 2000, 20th Floor Denver, CO 80202	Energy equipment and services	First lien senior secured loan	L + 7.63%	9/19/2022	0.0%	13,981	13,830	14,050
Lightning Midco, LLC (dba Vector Solutions)(1)(4) 4890 W. Kennedy Blvd, Suite 300 Tampa, FL 33609	Internet software and services	First lien senior secured loan	L + 5.50%	11/21/2025	0.0%	113,765	112,777	112,058
Lightning Midco, LLC (dba Vector Solutions)(1)(6)(8) 4890 W. Kennedy Blvd, Suite 300 Tampa, FL 33609	Internet software and services	First lien senior secured delayed draw term loan	P + 4.50%	11/23/2020	0.0%	24,788	24,565	24,390

($ in thousands) Company	Industry	Type of Investment	Interest Rate	Maturity / Dissolution Date	Percentage of Class Held on a Fully Diluted Basis	Principal Number of Shares / Number of Units	Amortized Cost	Fair Value
Lightning Midco, LLC (dba Vector Solutions)(1)(4)(8) 4890 W. Kennedy Blvd, Suite 300 Tampa, FL 33609	Internet software and services	First lien senior secured revolving loan	L + 5.50%	11/21/2023	0.0%	8,044	7,940	7,844
LineStar Integrity Services LLC(1)(4) 5391 Bay Oaks Dr. Pasadena, TX 77505	Infrastructure and environmental services	First lien senior secured loan	L + 7.25%	2/12/2024	0.0%	89,759	88,357	88,638
Litera Bidco LLC(1)(4) 300 S Riverside Plaza #800 Chicago, IL 60606	Internet software and services	First lien senior secured loan	L + 5.75%	5/29/2026	0.0%	60,245	59,449	59,490
Litera Bidco LLC(1)(8) 300 S Riverside Plaza #800 Chicago, IL 60606	Internet software and services	First lien senior secured revolving loan	L + 5.75%	5/30/2025	0.0%	-	(66)	(72)
Lytx, Inc.(1)(2) 9785 Towne Centre Drive San Diego, CA 92121	Transportation	First lien senior secured loan	L + 6.75%	8/31/2023	0.0%	43,688	42,797	43,688
Lytx, Inc.(1)(8) 9785 Towne Centre Drive San Diego, CA 92121	Transportation	First lien senior secured revolving loan	L + 6.75%	8/31/2022	0.0%	-	(33)	-
Manna Development Group, LLC(1)(2) 2339 11th Street Encinitas, CA 92024	Food and beverage	First lien senior secured loan	L + 6.00%	10/24/2022	0.0%	56,655	56,092	55,947
Manna Development Group, LLC(1)(2)(8) 2339 11th Street Encinitas, CA 92024	Food and beverage	First lien senior secured revolving loan	L + 6.00%	10/24/2022	0.0%	867	759	813
Mavis Tire Express Services Corp.(1)(2) 358 Saw Mill River Road, Suite 17 Millwood, NY 10546	Automotive	Second lien senior secured loan	L + 7.50%	3/20/2026	0.0%	155,000	152,119	150,350
Mavis Tire Express Services Corp.(1)(2)(8) 358 Saw Mill River Road, Suite 17 Millwood, NY 10546	Automotive	Second lien senior secured delayed draw term loan	L + 8.00%	3/20/2020	0.0%	1,449	1,218	884
MHE Intermediate Holdings, LLC (dba Material Handling Services)(1)(4) 3201 Levis Commons Blvd Perrysburg, OH 43551	Manufacturing	First lien senior secured delayed draw term loan	L + 5.00%	3/10/2024	0.0%	23,933	23,727	23,455
MINDBODY, Inc.(1)(2) 651 Tank Farm Road San Luis Obispo, CA	Internet software and services	First lien senior secured loan	L + 7.00%	2/14/2025	0.0%	57,679	57,168	57,102
MINDBODY, Inc.(1)(8) 651 Tank Farm Road San Luis Obispo, CA	Internet software and services	First lien senior secured revolving loan	L + 7.00%	2/14/2025	0.0%	-	(52)	(61)

($ in thousands) Company	Industry	Type of Investment	Interest Rate	Maturity / Dissolution Date	Percentage of Class Held on a Fully Diluted Basis	Principal Number of Shares / Number of Units	Amortized Cost	Fair Value
Motus, LLC and Runzheimer International LLC(1)(4) Two Financial Center 60 South Street, Boston, MA 02111	Transportation	First lien senior secured loan	L + 6.33%	1/17/2024	0.0%	58,300	57,240	57,717
Nelipak Holding Company(1)(2) 21 Amflex Drive Cranston, RI, 02921, USA	Healthcare providers and services	First lien senior secured loan	L + 4.25%	7/2/2026	0.0%	48,003	47,097	47,523
Nelipak Holding Company(1)(2)(8) 21 Amflex Drive Cranston, RI, 02921, USA	Healthcare providers and services	First lien senior secured revolving loan	L + 4.25%	7/2/2024	0.0%	2,680	2,547	2,607
Nelipak Holding Company(1)(5)(8) 21 Amflex Drive Cranston, RI, 02921, USA	Healthcare providers and services	First lien senior secured revolving loan	E + 4.5%	7/2/2024	0.0%	451	309	335
Nelipak Holding Company(1)(2) 21 Amflex Drive Cranston, RI, 02921, USA	Healthcare providers and services	Second lien senior secured loan	L + 8.25%	7/2/2027	0.0%	67,006	66,042	66,001
Nelipak Holding Company(1)(5) 21 Amflex Drive Cranston, RI, 02921, USA	Healthcare providers and services	Second lien senior secured loan	E + 8.5%	7/2/2027	0.0%	67,464	66,288	66,281
NMI Acquisitionco, Inc. (dba Network Merchants)(1)(2) 201 Main St. Roselle, IL 60172	Financial services	First lien senior secured loan	L + 5.75%	9/6/2022	0.0%	28,193	27,778	27,770
NMI Acquisitionco, Inc. (dba Network Merchants)(1)(8) 201 Main St. Roselle, IL 60172	Financial services	First lien senior secured revolving loan	L + 5.75%	9/6/2022	0.0%	-	(9)	(10)
Norvax, LLC (dba GoHealth)(1)(4) 214 West Huron St. Chicago, IL 60654	Insurance	First lien senior secured loan	L + 6.50%	9/15/2025	0.0%	122,420	120,657	120,584
Norvax, LLC (dba GoHealth)(1)(8) 214 West Huron St. Chicago, IL 60654	Insurance	First lien senior secured revolving loan	L + 6.50%	9/13/2024	0.0%	-	(173)	(184)
Offen, Inc.(1)(4) 5100 East 78th Avenue Commerce City, CO 80022	Distribution	First lien senior secured loan	L + 5.00%	6/22/2026	0.0%	14,617	14,478	14,434
Offen, Inc.(1)(8) 5100 East 78th Avenue Commerce City, CO 80022	Distribution	First lien senior secured delayed draw term loan	L + 5.00%	12/21/2020	0.0%	-	(50)	(66)
PAK Acquisition Corporation (dba Valpak)(1)(4) 805 Executive Center Drive West #100 St. Petersburg, FL 33702	Advertising and media	First lien senior secured loan	L + 8.00%	6/30/2022	0.0%	61,725	61,087	61,725

($ in thousands) Company	Industry	Type of Investment	Interest Rate	Maturity / Dissolution Date	Percentage of Class Held on a Fully Diluted Basis	Principal Number of Shares / Number of Units	Amortized Cost	Fair Value
PHM Netherlands Midco B.V. (dba Loparex)(1)(4) 1255 Crescent Green Suite 400 Cary, NC 27518	Manufacturing	Second lien senior secured loan	L + 8.75%	8/2/2027	0.0%	112,000	104,427	103,880
Pregis Topco LLC(1)(2) 1650 Lake Cook Road, Suite 400 Deerfield, IL 60015 USA	Containers and packaging	Second lien senior secured loan	L + 8.00%	7/30/2027	0.0%	186,333	182,737	182,607
Premier Imaging, LLC (dba LucidHealth)(1)(2) 100 E. Campus View Blvd., Suite 100 Columbus, Ohio 43235	Healthcare providers and services	First lien senior secured loan	L + 5.75%	1/2/2025	0.0%	33,660	33,086	32,987
Professional Plumbing Group, Inc.(1)(4) 2951 E HWY 501 Conway, SC 29526	Manufacturing	First lien senior secured loan	L + 6.75%	4/16/2024	0.0%	52,213	51,612	51,038
Professional Plumbing Group, Inc.(1)(4)(8) 2951 E HWY 501 Conway, SC 29526	Manufacturing	First lien senior secured revolving loan	L + 6.75%	4/16/2023	0.0%	6,643	6,555	6,364
Project Power Buyer, LLC (dba PEC-Veriforce)(1)(4) 233 General Patton Ave. Mandeville, LA 70471	Oil and gas	First lien senior secured loan	L + 5.75%	5/14/2026	0.0%	32,773	32,392	32,199
Project Power Buyer, LLC (dba PEC-Veriforce)(1)(8) 233 General Patton Ave. Mandeville, LA 70471	Oil and gas	First lien senior secured revolving loan	L + 5.75%	5/14/2025	0.0%	-	(36)	(56)
QC Supply, LLC(1)(2) 574 Road 11 Schuyler, NE 68661	Distribution	First lien senior secured loan	L + 5.50%	12/29/2022	0.0%	34,465	33,992	33,001
QC Supply, LLC(1)(2) 574 Road 11 Schuyler, NE 68661	Distribution	First lien senior secured revolving loan	L + 6.50%	12/29/2021	0.0%	4,969	4,919	4,758
Recipe Acquisition Corp. (dba Roland Corporation)(1)(4) 71 West 23rd Street New York, NY 10010	Food and beverage	Second lien senior secured loan	L + 8.00%	12/1/2022	0.0%	32,000	31,666	31,760
RSC Acquisition, Inc (dba Risk Strategies)(1)(4) 160 Federal Street, 4th Floor Boston, Massachusetts 02110	Insurance	First lien senior secured loan	L + 5.50%	10/30/2026	0.0%	40,783	39,982	39,967
RSC Acquisition, Inc (dba Risk Strategies)(1)(8) 160 Federal Street, 4th Floor Boston, Massachusetts 02110	Insurance	First lien senior secured revolving loan	L + 5.50%	10/30/2026	0.0%	-	(33)	(34)
RSC Acquisition, Inc (dba Risk Strategies)(1)(4)(8) 160 Federal Street, 4th Floor Boston, Massachusetts 02110	Insurance	First lien senior secured delayed draw term loan	L + 5.50%	10/30/2026	0.0%	2,451	2,191	2,184
RxSense Holdings, LLC(1)(2) 99 High Street, Suite 2800 Boston, MA 02110	Healthcare providers and services	First lien senior secured loan	L + 6.00%	2/15/2024	0.0%	129,847	128,189	127,574

($ in thousands) Company	Industry	Type of Investment	Interest Rate	Maturity / Dissolution Date	Percentage of Class Held on a Fully Diluted Basis	Principal Number of Shares / Number of Units	Amortized Cost	Fair Value
RxSense Holdings, LLC(1)(4)(8) 99 High Street, Suite 2800 Boston, MA 02110	Healthcare providers and services	First lien senior secured revolving loan	L + 6.00%	2/15/2024	0.0%	4,047	3,947	3,906
Safety Products/JHC Acquisition Corp. (dba Justrite Safety Group)(1)(2) 3921 DeWitt Ave Mattoon, IL 61938 U.S.A.	Manufacturing	First lien senior secured loan	L + 4.50%	6/28/2026	0.0%	13,480	13,354	13,278
Safety Products/JHC Acquisition Corp. (dba Justrite Safety Group)(1)(2)(8) 3921 DeWitt Ave Mattoon, IL 61938 U.S.A.	Manufacturing	First lien senior secured delayed draw term loan	L + 4.50%	6/28/2021	0.0%	729	713	704
Sebago Lake LLC(9) 399 Park Avenue, 38th Floor New York, NY 10022	Investment funds and vehicles	LLC Interest	N/A	N/A	50.0%	88,888	88,888	88,077
Severin Acquisition, LLC (dba PowerSchool)(1)(4) 150 Parkshore Dr. Folsom, CA 95630	Education	Second lien senior secured loan	L + 6.75%	8/3/2026	0.0%	108,000	107,176	107,460
Swipe Acquisition Corporation (dba PLI)(1)(2) 1220 Trade Drive North Las Vegas, NV 89030	Advertising and media	First lien senior secured loan	L + 7.75%	6/29/2024	0.0%	158,726	156,160	154,361
Tall Tree Foods, Inc.(1)(2) 1190 West Loop South Houston, TX 77028	Food and beverage	First lien senior secured loan	L + 7.25%	8/12/2022	0.0%	45,550	45,211	43,728
TC Holdings, LLC (dba TrialCard)(1)(4) 2250 Perimeter Park Dr #300, Morrisville, NC 27560	Healthcare providers and services	First lien senior secured loan	L + 4.50%	11/14/2023	0.0%	84,179	82,984	84,179
TC Holdings, LLC (dba TrialCard)(1)(8) 2250 Perimeter Park Dr #300, Morrisville, NC 27560	Healthcare providers and services	First lien senior secured revolving loan	L + 4.50%	11/14/2022	0.0%	-	(89)	-
THG Acquisition, LLC (dba Hilb)(1)(4) 6802 Paragon Place, Suite 200 Richmond, Virginia 23230	Insurance	First lien senior secured loan	L + 5.75%	12/2/2026	0.0%	60,067	58,579	58,565
THG Acquisition, LLC (dba Hilb)(1)(8) 6802 Paragon Place, Suite 200 Richmond, Virginia 23230	Insurance	First lien senior secured delayed draw term loan	L + 5.75%	12/2/2021	0.0%	-	(208)	(211)
THG Acquisition, LLC (dba Hilb)(1)(8) 6802 Paragon Place, Suite 200 Richmond, Virginia 23230	Insurance	First lien senior secured revolving loan	L + 5.75%	12/2/2025	0.0%	-	(138)	(140)
Trader Interactive, LLC (fka Dominion Web Solutions, LLC)(1)(2) 150 Granby Street Norfolk, VA 23510-1604	Internet software and services	First lien senior secured loan	L + 6.50%	6/17/2024	0.0%	133,936	132,603	132,597

($ in thousands) Company	Industry	Type of Investment	Interest Rate	Maturity / Dissolution Date	Percentage of Class Held on a Fully Diluted Basis	Principal Number of Shares / Number of Units	Amortized Cost	Fair Value
Trader Interactive, LLC (fka Dominion Web Solutions, LLC)(1)(8) 150 Granby Street Norfolk, VA 23510-1604	Internet software and services	First lien senior secured revolving loan	L + 6.50%	6/15/2023	0.0%	-	(56)	(64)
Troon Golf, L.L.C.(1)(4) 15044 N. Scottsdale Road, Suite 300 Scottsdale, AZ 85254	Leisure and entertainment	First lien senior secured term loan A and B	L + 5.50%	3/29/2025	0.0%	177,718	175,774	177,718
Troon Golf, L.L.C.(1)(8) 15044 N. Scottsdale Road, Suite 300 Scottsdale, AZ 85254	Leisure and entertainment	First lien senior secured revolving loan	L + 5.50%	3/29/2025	0.0%	-	(135)	-
TSB Purchaser, Inc. (dba Teaching Strategies, Inc.)(1)(4) 4500 East-West Highway Suite 300 Bethesda, MD 20814	Education	First lien senior secured loan	L + 6.00%	5/14/2024	0.0%	62,213	61,013	61,435
TSB Purchaser, Inc. (dba Teaching Strategies, Inc.)(1)(4)(8) 4500 East-West Highway Suite 300 Bethesda, MD 20814	Education	First lien senior secured revolving loan	L + 6.00%	5/14/2024	0.0%	1,229	1,152	1,176
Ultimate Baked Goods Midco, LLC(1)(4) 828 Kasota Ave SE Minneapolis, MN 55414	Food and beverage	First lien senior secured loan	L + 4.00%	8/11/2025	0.0%	26,730	26,230	26,195
Ultimate Baked Goods Midco, LLC(1)(2)(8) 828 Kasota Ave SE Minneapolis, MN 55414	Food and beverage	First lien senior secured revolving loan	L + 4.00%	8/9/2023	0.0%	1,016	934	915
Valence Surface Technologies LLC(1)(4) 1790 Hughes Landing Blvd Ste. 300 The Woodlands, TX 77380	Aerospace and defense	First lien senior secured loan	L + 5.75%	6/28/2025	0.0%	99,500	98,110	98,008
Valence Surface Technologies LLC(1)(8) 1790 Hughes Landing Blvd Ste. 300 The Woodlands, TX 77380	Aerospace and defense	First lien senior secured delayed draw term loan	L + 5.75%	6/28/2021	0.0%	-	(69)	(450)
Valence Surface Technologies LLC(1)(8) 1790 Hughes Landing Blvd Ste. 300 The Woodlands, TX 77380	Aerospace and defense	First lien senior secured revolving loan	L + 5.75%	6/28/2025	0.0%	-	(137)	(150)
Velocity Commercial Capital, LLC(1)(4) Russell Ranch Rd. Suite 295 Westlake Village, CA 91362	Buildings and real estate	First lien senior secured loan	L + 7.50%	8/29/2024	0.0%	125,500	124,018	124,245

($ in thousands) Company	Industry	Type of Investment	Interest Rate	Maturity / Dissolution Date	Percentage of Class Held on a Fully Diluted Basis	Principal Number of Shares / Number of Units	Amortized Cost	Fair Value
Vistage International, Inc.(1)(2) 11452 El Camino Real, Suite 400 San Diego, CA 92130	Business services	Second lien senior secured loan	L + 8.00%	2/9/2026	0.0%	34,800	34,557	34,626
Vestcom Parent Holdings, Inc.(1)(2) 2800 Cantrell Rd #500 Little Rock, AR 72202	Business services	Second lien senior secured loan	L + 8.00%	12/19/2024	0.0%	78,987	78,186	78,395
WU Holdco, Inc. (dba Weiman Products, LLC)(1)(4) 705 Tri State Pkwy Gurnee, IL 60031	Consumer products	First lien senior secured loan	L + 5.25%	3/26/2026	0.0%	140,134	137,569	137,332
WU Holdco, Inc. (dba Weiman Products, LLC)(1)(4)(8) 705 Tri State Pkwy Gurnee, IL 60031	Consumer products	First lien senior secured delayed draw term loan	L + 5.25%	3/26/2021	0.0%	2,936	2,731	2,707
WU Holdco, Inc. (dba Weiman Products, LLC)(1)(8) 705 Tri State Pkwy Gurnee, IL 60031	Consumer products	First lien senior secured revolving loan	L + 5.25%	3/26/2025	0.0%	-	(243)	(278)
Zenith Energy U.S. Logistics Holdings, LLC (1)(2) 3900 Essex Lane Suite 950 Houston, TX 77027	Oil and gas	First lien senior secured loan	L + 5.50%	12/20/2024	0.0%	85,365	84,022	82,804
Wingspire Capital Holdings LLC(8)(9) 8000 Avalon Blvd., Suite 100 Alpharetta, GA 30009	Financial services	LLC Interest	N/A	N/A	75.0%	1,448	1,448	1,448

________________

(1)

Loan contains a variable rate structure and may be subject to an interest rate floor. Variable rate loans bear interest at a rate that may be determined by reference to either the London Interbank Offered Rate ("LIBOR" or "L") (which can include one-, two-, three- or six-month LIBOR) or an alternate base rate (which can include the Federal Funds Effective Rate or the Prime Rate), at the borrower's option, and which reset periodically based on the terms of the loan agreement.

(2)	The interest rate on these loans is subject to 1 month LIBOR, which as of December 31, 2019 was 1.8%.
(3)	The interest rate on these loans is subject to 2 month LIBOR, which as of December 31, 2019 was 1.8%.
(4)	The interest rate on these loans is subject to 3 month LIBOR, which as of December 31, 2019 was 1.9%.
(5)	The interest rate on these loans is subject to 3 month EURIBOR, which as of December 31, 2019 was (0.4)%.
(6)	The interest rate on these loans is subject to Prime, which as of December 31, 2019 was 4.75%.
(7)	The interest rate on this loan is subject to 3 month Canadian Dollar Offered Rate ("CDOR" or "C"), which as of December 31, 2019 was 2.1%.
(8)	Position or portion thereof is an unfunded loan commitment. See "ITEM 15. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Note 7. Commitments and Contingencies."
(9)

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

Sebago Lake LLC

Sebago Lake, a Delaware limited liability company, was formed as a joint venture between us and The Regents of the University of California (“Regents”) and commenced operations on June 20, 2017. Sebago Lake’s principal purpose is to make investments, primarily in senior secured loans that are made to middle-market companies or in broadly syndicated loans. Both we and Regents (the “Members”) have a 50% economic ownership in Sebago Lake. Except under certain circumstances, contributions to Sebago Lake cannot be redeemed. Each of the Members initially agreed to contribute up to $100 million to Sebago Lake. On July 26, 2018, each of the Members increased their contribution to Sebago Lake up to an aggregate of $125 million. As of December 31, 2019, each Member has funded $88.9 million of their respective $125 million commitments. Sebago Lake is managed by the Members, each of which have equal voting rights. Investment decisions must be approved by each of the Members.

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

As of December 31, 2019 and 2018, Sebago Lake had total investments in senior secured debt at fair value of $478.5 million and $531.5 million, respectively. The determination of fair value is in accordance with ASC 820; however, such fair value is not included in our Board’s valuation process. The following table is a summary of Sebago Lake’s portfolio as well as a listing of the portfolio investments in Sebago Lake’s portfolio as of December 31, 2019 and 2018:

($ in thousands)	December 31, 2019	December 31, 2018
Total senior secured debt investments(1)	$484,439	$545,553
Weighted average spread over LIBOR(1)	4.56%	4.66%
Number of portfolio companies	16	16
Largest funded investment to a single borrower(1)	$50,000	$49,768

________________

(1)	At par.

Sebago Lake's Portfolio as of December 31, 2019 ($ in thousands)
Company(1)(2)(4)(5)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(3)	Fair Value	Percentage of Members' Equity
Debt Investments
Aerospace and defense
Applied Composites Holdings, LLC (fka AC&A Enterprises Holdings, LLC)(7)	First lien senior secured loan	L + 5.25%	12/21/2023	$35,188	$34,690	$34,805	19.8%
Applied Composites Holdings, LLC (fka AC&A Enterprises Holdings, LLC)(9)(10)(12)	First lien senior secured revolving loan	L + 5.25%	12/21/2022	—	(36)	(31)	—%
Bleriot US Bidco Inc.(7)	First lien senior secured term loan	L + 4.75%	10/31/2026	12,973	12,844	12,843	7.3%
Bleriot US Bidco Inc.(9)(10)(11)(12)	First lien senior secured delayed draw term loan	L + 4.75%	10/31/2020	—	(20)	(20)	—%
Dynasty Acquisition Co., Inc. (dba StandardAero Limited)(7)	First lien senior secured loan	L + 4.00%	4/4/2026	39,900	39,717	39,707	22.6%
				88,061	87,195	87,304	49.7%
Education
Spring Education Group, Inc. (fka SSH Group Holdings, Inc.)(7)	First lien senior secured loan	L + 4.25%	7/30/2025	34,562	34,475	34,488	19.5%
Food and beverage
DecoPac, Inc.(7)	First lien senior secured loan	L + 4.25%	9/30/2024	20,561	20,489	20,561	11.7%
DecoPac, Inc.(9)(10)(12)	First lien senior secured revolving loan	L + 4.25%	9/29/2023	—	(11)	—	—%
FQSR, LLC (dba KBP Investments)(7)	First lien senior secured loan	L + 5.50%	5/14/2023	24,507	24,246	24,236	13.7%
FQSR, LLC (dba KBP Investments)(7)(9)(11)	First lien senior secured delayed draw term loan	L + 5.50%	9/10/2021	8,373	8,075	8,115	4.6%
Give & Go Prepared Foods Corp.(7)	First lien senior secured loan	L + 4.25%	7/29/2023	24,438	24,398	23,093	13.0%
Sovos Brands Intermediate, Inc.(6)	First lien senior secured loan	L + 5.00%	11/20/2025	44,550	44,171	44,143	25.1%
				122,429	121,368	120,148	68.1%
Healthcare equipment and services
Cadence, Inc.(6)	First lien senior secured loan	L + 4.50%	5/21/2025	27,266	26,727	26,749	15.2%
Cadence, Inc.(9)(10)(12)	First lien senior secured revolving loan	L + 4.50%	5/21/2025	—	(124)	(139)	(0.1)%
				27,266	26,603	26,610	15.1%

Sebago Lake's Portfolio as of December 31, 2019 ($ in thousands)
Company(1)(2)(4)(5)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(3)	Fair Value	Percentage of Members' Equity
Healthcare technology
VVC Holdings Corp. (dba Athenahealth, Inc.)(7)(8)	First lien senior secured loan	L + 4.50%	2/11/2026	19,850	19,491	19,925	11.3%
Infrastructure and environmental services
CHA Holding, Inc.(7)	First lien senior secured loan	L + 4.50%	4/10/2025	29,816	29,709	29,694	16.8%
Insurance
Integro Parent Inc.(6)	First lien senior secured loan	L + 5.75%	10/28/2022	30,520	30,416	30,224	17.2%
Integro Parent Inc.(9)(10)(12)	First lien senior secured revolving loan	L + 4.50%	10/30/2021	—	(16)	(54)	—%
USRP Holdings, Inc. (dba U.S. Retirement and Benefits Partners)(7)	First lien senior secured loan	L + 4.25%	3/29/2025	34,475	33,800	33,406	19.0%
USRP Holdings, Inc. (dba U.S. Retirement and Benefits Partners)(7)(9)(12)	First lien senior secured revolving loan	L + 4.25%	3/29/2023	1,875	1,754	1,690	1.0%
USRP Holdings, Inc. (dba U.S. Retirement and Benefits Partners)(7)(9)(11)	First lien senior secured delayed draw term loan	L + 4.25%	3/29/2020	6,085	5,923	5,817	3.3%
				72,955	71,877	71,083	40.5%
Internet software and services
DCert Buyer, Inc.(6)	First lien senior secured loan	L + 4.00%	10/16/2026	50,000	49,816	49,878	28.3%
Manufacturing
Engineered Machinery Holdings(7)(8)	First lien senior secured loan	L + 4.25%	7/19/2024	14,850	14,596	14,801	8.3%
Transportation
Uber Technologies, Inc.(6)(8)	First lien senior secured loan	L + 4.00%	4/4/2025	24,650	24,517	24,578	14.0%
Total Debt Investments				$484,439	$479,647	$478,509	271.6%
Total Investments				$484,439	$479,647	$478,509	271.6%

________________

(1)	Certain portfolio company investments are subject to contractual restrictions on sales.
(2)	Unless otherwise indicated, Sebago Lake’s investments are pledged as collateral supporting the amounts outstanding under Sebago Lake’s credit facility.
(3)	The amortized cost represents the original cost adjusted for the amortization of discounts and premiums, as applicable, on debt investments using the effective interest method.
(4)	Unless otherwise indicated, all investments are considered Level 3 investments.
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

(6)	The interest rate on these loans is subject to 1 month LIBOR, which as of December 31, 2019 was 1.8%.
(7)	The interest rate on these loans is subject to 3 month LIBOR, which as of December 31, 2019 was 1.9%.
(8)	Level 2 investment.
(9)	Position or portion thereof is an unfunded loan commitment.
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

(13)	The date disclosed represents the commitment period of the unfunded term loan. Upon expiration of the commitment period, the funded portion of the term loan may be subject to a longer maturity date.
(14)	Investment is not pledged as collateral under Sebago Lake’s credit facility.

Below is selected balance sheet information for Sebago Lake as of December 31, 2019 and 2018:

($ in thousands)	December 31, 2019	December 31, 2018
Assets
Investments at fair value (amortized cost of $479,647 and $540,076, respectively)	$478,509	$531,515
Cash	34,104	13,487
Interest receivable	1,281	1,925
Prepaid expenses and other assets	162	455
Total Assets	$514,056	$547,382
Liabilities
Debt (net of unamortized debt issuance costs of $3,895 and $5,368, respectively)	$330,289	$356,611
Loan origination and structuring fees payable	—	4,871
Distributions payable	4,950	6,460
Accrued expenses and other liabilities	2,663	6,196
Total Liabilities	$337,902	$374,138
Members' Equity
Members' Equity	176,154	173,244
Members' Equity	176,154	173,244
Total Liabilities and Members' Equity	$514,056	$547,382

Below is selected statement of operations information for Sebago Lake for the years ended December 31, 2019, 2018 and 2017:

	Years Ended December 31,
($ in thousands)	2019	2018	2017(1)
Investment Income
Interest income	$38,841	$37,760	$6,755
Other income	348	671	84
Total Investment Income	39,189	38,431	6,839
Expenses
Initial organization	—	—	108
Loan origination and structuring fee	—	4,871	3,378
Interest expense	17,426	16,228	2,716
Professional fees	718	821	387
Total Expenses	18,144	21,920	6,589
Net Investment Income Before Taxes	21,045	16,511	250
Taxes	967	285	—
Net Investment Income After Taxes	$20,078	$16,226	$250
Net Realized and Change in Unrealized Gain (Loss) on Investments
Net change in unrealized gain (loss) on investments	7,423	(9,703)	1,142
Net realized gain (loss) on investments	—	61	—
Total Net Realized and Change in Unrealized Gain (Loss) on Investments	7,423	(9,642)	1,142
Net Increase in Members' Equity Resulting from Operations	$27,501	$6,584	$1,392

________________

(1)	Sebago Lake commenced operations on June 20, 2017.

On August 9, 2017, Sebago Lake Financing LLC and SL Lending LLC, wholly-owned subsidiaries of Sebago Lake, entered into a credit facility with Goldman Sachs Bank USA. Goldman Sachs Bank USA serves as the sole lead arranger, syndication agent and administrative agent, and State Street Bank and Trust Company serves as the collateral administrator and agent. The credit facility includes a maximum borrowing capacity of $400 million. As of December 31, 2019, there was $334.2 million outstanding under the credit facility. For the years ended December 31, 2019, 2018 and 2017, the components of interest expense were as follows:

	Years Ended December 31,
($ in thousands)	2019	2018	2017(1)
Interest expense	$15,782	$14,663	$2,434
Amortization of debt issuance costs	1,644	1,565	282
Total Interest Expense	$17,426	$16,228	$2,716
Average interest rate	4.7%	4.4%	3.6%
Average daily borrowings	$337,491	$326,902	$170,699

________________

(1)	Averages reflect the period from August 9, 2017, the date of the agreement, through December 31, 2017.

Loan Origination and Structuring Fees

If the loan origination and structuring fees earned by Sebago Lake during a fiscal period exceed Sebago Lake’s expenses and other obligations (excluding financing costs), such excess is allocated to the Member(s) responsible for the origination of the loans pro rata in accordance with the total loan origination and structuring fees earned by Sebago Lake with respect to the loans originated by such Member; provided, that in no event will the amount allocated to a Member exceed 1% of the par value of the loans originated by such Member in any fiscal year. The loan origination and structuring fee is accrued quarterly and included in other income from controlled, affiliated investments on our Consolidated Statements of Operations and paid annually. On February 27, 2019, the Members agreed to amend the terms of Sebago Lake’s operating agreement to eliminate the allocation of excess loan origination and structuring fees to the Members. As such, for the year ended December 31, 2019, we accrued no income based on loan origination and structuring fees. For the years ended December 31, 2018 and 2017, we accrued income based on loan origination and structuring fees of $4.9 million and $3.4 million, respectively.

Results of Operations

The following table represents the operating results for the years ended December 31, 2019, 2018 and 2017:

	For the Years Ended December 31,
($ in millions)	2019	2018	2017
Total Investment Income	$718.0	$388.7	$159.9
Less: Net operating expenses	217.1	142.2	65.9
Net Investment Income (Loss) Before Taxes	$500.9	$246.5	$94.0
Less: Income taxes, including excise taxes	2.0	1.1	0.2
Net Investment Income (Loss) After Taxes	$498.9	$245.4	$93.8
Net change in unrealized gain (loss)	(3.7)	(43.6)	9.2
Net realized gain (loss)	2.8	0.4	0.7
Net Increase (Decrease) in Net Assets Resulting from Operations	$498.0	$202.2	$103.7

Net increase (decrease) in net assets resulting from operations can vary from period to period as a result of various factors, including the level of new investment commitments, expenses, the recognition of realized gains and losses and changes in unrealized appreciation and depreciation on the investment portfolio.

Investment Income

Investment income for the years ended December 31, 2019, 2018 and 2017 were as follows:

	For the Years Ended December 31,
($ in millions)	2019	2018	2017
Interest income from investments	$691.9	$366.8	$151.2
Dividend income	10.0	8.4	0.1
Other income	16.1	13.5	8.6
Total investment income	$718.0	$388.7	$159.9

For the years ended December 31, 2019 and 2018

Investment income increased to $718.0 million for the year ended December 31, 2019 from $388.7  million for the same period in prior year primarily due to an increase in our investment portfolio, which, at par, increased from $5.9 billion as of December 31, 2018, to $8.9 billion as of December 31, 2019, partially offset by a decrease in our portfolio’s weighted average yield from 9.4% as of December 31, 2018 to 8.7% as of December 31, 2019. Included in interest income are other fees such as prepayment fees and accelerated amortization of upfront fees from unscheduled paydowns. Period over period, income generated from these fees represented $21.1 million and $16.3 million, for the years ended December 31, 2019 and 2018, respectively. In addition to the growth in the portfolio, the incremental increase in investment income was due to an increase in dividend income earned from our investment in Sebago Lake of $1.6 million period-over-period. Other income increased period-over-period due to an increase in incremental fee income, which are fees that are generally available to us as a result of closing investments and normally paid at the time of closing, of $7.5 million, offset by $4.9 million of Sebago Lake fee income received for the year ended December 31, 2018 that is no longer received subsequent to December 31, 2018 (Refer to “Note 4. Investments – Loan Origination and Structuring Fees” for additional information). We expect that investment income will continue to increase provided that our investment portfolio continues to increase.

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

Expenses

Expenses for the years ended December 31, 2019, 2018 and 2017 were as follows:

	For the Years Ended December 31,
($ in millions)	2019	2018	2017
Interest expense	$136.5	$76.8	$24.6
Management fee	89.9	52.1	31.1
Performance based incentive fees	45.1	—	—
Professional fees	10.0	7.8	5.4
Directors' fees	0.6	0.5	0.4
Other general and administrative	8.4	5.0	4.4
Total operating expenses	$290.5	$142.2	$65.9
Management and incentive fees waived	(73.4)	—	—
Net operating expenses	$217.1	$142.2	$65.9

Under the terms of the Administration Agreement, we reimburse the Adviser for services performed for us. In addition, pursuant to the terms of the Administration Agreement, the Adviser may delegate its obligations under the Administration Agreement to an affiliate or to a third party and we reimburse the Adviser for any services performed for us by such affiliate or third party.

For the years ended December 31, 2019 and 2018

Total expenses increased to $217.1 million for the year ended December 31, 2019 from $142.2 million for the same period in the prior year primarily due to an increase in interest expense. The increase in interest expense of $59.7 million was driven by both an increase in average daily borrowings to $2.6 billion from $1.6 billion period over period, and an increase in the average interest rate to 4.8% from 4.3% period over period. The average stated interest rate increased as a result of the subscription facility terminating in June of 2019. Interest expense increased period over period, and we would expect it to continue to increase as we re-deploy leverage and our asset coverage ratio decreases. As of December 31, 2018, our asset coverage ratio was 225% compared to 293% as of December 31, 2019.

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

For the years ended December 31, 2019, 2018 and 2017, we recorded expenses of $2.0 million, $1.1 million and $0.2 million for U.S. federal excise tax, respectively.

Net Unrealized Gains (Losses)

We fair value our portfolio investments quarterly and any changes in fair value are recorded as unrealized gains or losses.  During the years ended December 31, 2019, 2018 and 2017, net unrealized gains (losses) on our investment portfolio were comprised of the following:

	For the Years Ended December 31,
($ in millions)	2019	2018	2017
Net change in unrealized gain (loss) on investments	$(3.5)	$(43.5)	$9.2
Net change in translation of assets and liabilities in foreign currencies	(0.2)	(0.1)	—
Net change in unrealized gain (loss)	$(3.7)	$(43.6)	$9.2

For the years ended December 31, 2019 and 2018

For the year ended December 31, 2019, the net unrealized loss was primarily driven by a decrease in the fair value of our debt investments as compared to December 31, 2018. For the year ended December 31, 2019, the fair value of our debt investments as a percentage of principal was 98.0%, as compared to 97.9% for the period ended December 31, 2018.

For the years ended December 31, 2018 and 2017

For the year ended December 31, 2018, the net unrealized loss was primarily driven by a decrease in the fair value of our debt investments as compared to December 31, 2017. For the year ended December 31, 2018, the fair value of our debt investments as a percentage of principal was 97.9%, as compared to 98.9% for the period ended December 31, 2017.

Net Realized Gains (Losses)

The realized gains and losses on fully exited and partially exited portfolio companies during the years ended December 31, 2019, 2018 and 2017 were comprised of the following:

	For the Years Ended December 31,
($ in millions)	2019	2018	2017
Net realized gain (loss) on investments	$2.6	$0.3	$0.7
Net realized gain (loss) on foreign currency transactions	0.2	0.1	—
Net realized gain (loss)	$2.8	$0.4	$0.7

Realized Gross Internal Rate of Return

Since we began investing in 2016 through December 31, 2019, our exited investments have resulted in an aggregate cash flow realized gross internal rate of return to us of over 11.5% (based on total capital invested of $2.1 billion and total proceeds from these exited investments of $2.3 billion). Over seventy-five percent of these exited investments resulted in an aggregate cash flow realized gross internal rate of return (“IRR”) to us of 10% or greater.

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

Fees and Expenses

The following table is intended to assist you in understanding the costs and expenses that you will bear directly or indirectly. We caution you that some of the percentages indicated in the table below are estimates and may vary. The expenses shown in the table under "Annual expenses" are based on estimated amounts for our current fiscal year. The following table should not be considered a representation of our future expenses. Actual expenses may be greater or less than shown. Except where the context suggests otherwise, whenever this prospectus contains a reference to fees or expenses paid by "us" or "the Company" or that "we" will pay fees or expenses, you will indirectly bear these fees or expenses as an investor in the Company.

Shareholder transaction expenses:
Sales load	-%	(1)
Offering expenses (as a percentage of offering price)	-%	(2)
Dividend reinvestment plan expenses	-%	(3)
Total shareholder transaction expenses (as a percentage of offering price)	-%
Annual expenses (as a percentage of net assets attributable to common stock):
Management Fee payable under the Investment Advisory Agreement	2.6%	(4)(6)
Incentive Fee payable under the Investment Advisory Agreement	1.7%	(5)(6)
Interest payments on borrowed funds	3.8%	(7)
Other expenses	0.3%	(8)(9)
Acquired Fund Fees and Expenses	0.2%	(10)
Total annual expenses	8.6%	(9)
Management Fee waiver	(1.0)%	(4)(6)
Incentive Fee waiver	(1.3)%	(5)(6)
Total net annual expenses	6.3%	(9)(11)

________________

(1)	In the event that the securities are sold to or through underwriters, a related prospectus supplement will disclose the applicable sales load (underwriting discount or commission).
(2)

A related prospectus supplement will disclose the estimated amount of offering expenses, the offering price and the estimated amount of offering expenses borne by the Company as a percentage of the offering price.

(3)	The expenses of the dividend reinvestment plan are included in "other expenses" in the table above. For additional information, see "Dividend Reinvestment Plan."
(4)

The Management Fee is 1.50% of our average gross assets (excluding cash and cash equivalents but including assets purchased with borrowed amounts). We may from time to time decide it is appropriate to change the terms of the agreement. Under the 1940 Act, any material change to our Investment Advisory Agreement must be submitted to shareholders for approval. The Management Fee reflected in the table is calculated by determining the ratio that the Management Fee bears to our net assets attributable to common stock (rather than our gross assets).

(5)

The Incentive Fee consists of two components that are independent of each other, with the result that one component may be payable even if the other is not. A portion of the Incentive Fee is based on our income and a portion is based on our capital gains, each as described below. The portion of the Incentive Fee based on income is determined and paid quarterly in arrears commencing with the first calendar quarter following the Listing Date, and equals 100% of the pre-Incentive Fee net investment income in excess of a 1.5% quarterly "hurdle rate," until the Adviser has received 17.5% of the total pre-Incentive Fee net investment income for that calendar quarter and, for pre-Incentive Fee net investment income in excess of 1.82% quarterly, 17.5% of all remaining pre-Incentive Fee net investment income for that calendar quarter. The 100% "catch-up" provision for pre-Incentive Fee net investment income in excess of the 1.5% "hurdle rate" is intended to provide the Adviser with an incentive fee of 17.5% on all pre-Incentive Fee net investment income when that amount equals 1.82% in a calendar quarter (7.27% annualized), which is the rate at which catch-up is achieved. Once the "hurdle rate" is reached and catch-up is achieved, 17.5% of any pre-Incentive Fee net investment income in excess of 1.82% in any calendar quarter is payable to the Adviser.
Pre-Incentive Fee net investment income means dividends (including reinvested dividends), interest and fee income accrued by us during the calendar quarter, minus operating expenses for the calendar quarter (including the Management Fee, expenses payable under the Administration Agreement, as discussed below, and any interest expense and dividends paid on any issued and outstanding preferred stock, but excluding the Incentive Fee). Pre-Incentive Fee net investment income includes, in the case of investments with a deferred interest feature (such as original issue discount, debt instruments with payment-in-kind interest ("PIK") and zero coupon securities), accrued income that we may not have received in cash. The Adviser is not obligated to return the Incentive Fee it receives on PIK interest that is later determined to be uncollectible in cash. Pre-Incentive Fee net investment income does not include any realized capital gains, realized capital losses or unrealized capital appreciation or depreciation.
To determine whether pre-Incentive Fee net investment income exceeds the hurdle rate, pre-Incentive Fee net investment income is expressed as a rate of return on the value of our net assets at the end of the immediately preceding calendar quarter commencing with the first calendar quarter following the Listing Date. Because of the structure of the Incentive Fee, it is possible that we may pay an Incentive Fee in a calendar quarter in which we incur a loss. For example, if we receive pre-Incentive Fee net investment income in excess of the quarterly hurdle rate, we will pay the applicable Incentive Fee even if we have incurred a loss in that calendar quarter due to realized and unrealized capital losses. In addition, because the quarterly hurdle rate is calculated based on our net assets, decreases in our net assets due to realized or unrealized capital losses in any given calendar quarter may increase the likelihood that the hurdle rate is reached and therefore the likelihood of us paying an Incentive Fee for that calendar quarter. Our net investment income used to calculate this component of the Incentive Fee is also included in the amount of our gross assets used to calculate the Management Fee because gross assets are total assets (including cash received) before deducting liabilities (such as declared dividend payments).
The second component of the Incentive Fee, the Capital Gains Incentive Fee, payable at the end of each calendar year in arrears, equals 17.5% of cumulative realized capital gains from the Listing Date to the end of each calendar year, less cumulative realized capital losses and unrealized capital depreciation from the Listing Date to the end of each calendar year. Each year, the fee paid for the Capital Gains Incentive Fee is net of the aggregate amount of any previously paid Capital Gains Incentive Fee for prior periods. We will accrue, but will not pay, a Capital Gains Incentive Fee with respect to unrealized appreciation because a Capital Gains Incentive Fee would be owed to the Adviser if we were to sell the relevant investment and realize a capital gain. For the sole purpose of calculating the Capital Gains Incentive Fee, the cost basis as of the Listing Date for all of our investments made prior to the Listing Date will be equal to the fair market value of such investments as of the last day of the quarter in which the Listing Date occurred; provided, however, that in no event will the Capital Gains Fee payable pursuant to the Investment Advisory Agreement be in excess of the amount permitted by the Advisers Act, including Section 205 thereof.

(6)

The Adviser agreed at all times prior to the fifteen-month anniversary of the Listing Date, to waive (i) any portion of the Management Fee that is in excess of 0.75% of our gross assets, excluding cash and cash-equivalents but including assets purchased with borrowed amounts at the end of the two most recently completed calendar quarters, calculated in accordance with the Investment Advisory Agreement, and (ii) the entire Incentive Fee (including, for the avoidance of doubt, both the portion of the Incentive Fee based on our income and the Capital Gains Incentive Fee).

(7)

Interest payments on borrowed funds represents an estimate of our annualized interest expense based on borrowings under the Revolving Credit Facility, the Subscription Credit Facility our SPV Asset Facilities, the 2023 Notes, the 2024 Notes, the 2025 Notes, the CLO I Transaction and the CLO II Transaction. The assumed weighted average interest rate on our total debt outstanding was 4.8%. We may borrow additional funds from time to time to make investments to the extent we determine that the economic situation is conducive to doing so. We may also issue additional debt securities or preferred stock, subject to our compliance with applicable requirements under the 1940 Act. The Subscription Credit Facility was paid off with the proceeds from the capital call drawdown notice we delivered on June 4, 2019 and terminated on June 19, 2019.

(8)

Includes our overhead expenses, such as payments under the Administration Agreement for certain expenses incurred by the Adviser. We based these expenses on estimated amounts for the current fiscal year.

(9)	Estimated.
(10)

Our shareholders indirectly bear the expenses of underlying funds or other investment vehicles in which we invest that (1) are investment companies or (2) would be investment companies under section 3(a) of the 1940 Act but for the exceptions to that definition provided for in sections 3(c)(1) and 3(c)(7) of the 1940 Act ("Acquired Funds"). This amount includes the estimated annual fees and expenses of Sebago Lake, LLC, our joint venture with The Regents of the University of California, which is our only Acquired Fund as of December 31, 2019.

(11)

This table reflects all of the fees and expenses borne by us with respect to the CLO I Transaction and the CLO II Transaction, but does not include fees payable to but waived by the Adviser for serving as collateral manager to the CLO Issuers.

Example

The following example demonstrates the projected dollar amount of total cumulative expenses over various periods with respect to a hypothetical investment in our common stock. In calculating the following expense amounts, we have assumed we would have no additional leverage and that our annual operating expenses would remain at the levels set forth in the table above. Transaction expenses are included in the following example.

	1 year	3 years	5 years	10 years
You would pay the following expenses on a $1,000 investment, assuming a 5% annual return from realized capital gains	61	232	404	842

The foregoing table is to assist you in understanding the various costs and expenses that an investor in our common stock will bear directly or indirectly. While the example assumes, as required by the SEC, a 5% annual return, our performance will vary and may result in a return greater or less than 5%. Because the income portion of the Incentive Fee under the Investment Advisory Agreement is unlikely to be significant assuming a 5% annual return, the example assumes that the 5% annual return will be generated entirely through the realization of capital gains on our assets and, as a result, will trigger the payment of the capital gains portion of the Incentive Fee under the Investment Advisory Agreement. The income portion of the Incentive Fee under the Investment Advisory Agreement, which, assuming a 5% annual return, would either not be payable or have an immaterial impact on the expense amounts shown above, is not included in the example. If we achieve sufficient returns on our investments, including through the realization of capital gains, to trigger an Incentive Fee of a material amount, our expenses, and returns to our investors, would be higher. In addition, while the example assumes reinvestment of all dividends and distributions at net asset value, if our Board authorizes and we declare a cash dividend, participants in our dividend reinvestment plan who have not otherwise elected to receive cash will receive a number of shares of our common stock, determined by dividing the total dollar amount of the dividend payable to a participant by the market price per share of our common stock at the close of trading on the valuation date for the dividend. See "Dividend Reinvestment Plan" for additional information regarding our dividend reinvestment plan.

This example and the expenses in the table above should not be considered a representation of our future expenses, and actual expenses (including the cost of debt, if any, and other expenses) may be greater or less than those shown.

Financial Condition, Liquidity and Capital Resources

Our liquidity and capital resources are generated primarily from cash flows from interest, dividends and fees earned from our investments and principal repayments, our credit facilities and other debt. We may also generate cash flow from operations, future borrowings and future offerings of securities including public and/or private issuances of debt and/or equity securities through both registered offerings off of our shelf registration statement and private offerings. The primary uses of our cash are (i) investments in portfolio companies and other investments and to comply with certain portfolio diversification requirements, (ii) the cost of operations (including paying or reimbursing our Adviser), (iii) debt service, repayment and other financing costs of any borrowings and (iv) cash distributions to the holders of our shares.

We may from time to time enter into additional debt facilities, increase the size of our existing credit facilities or issue additional debt securities. Any such incurrence or issuance would be subject to prevailing market conditions, our liquidity requirements, contractual and regulatory restrictions and other factors. In accordance with the 1940 Act, with certain limited exceptions, we are only allowed to incur borrowings, issue debt securities or issue preferred stock, if immediately after the borrowing or issuance, the ratio of total assets (less total liabilities other than indebtedness) to total indebtedness plus preferred stock, is at least 200% (or 150% if certain conditions are met). As of December 31, 2019 and 2018, our asset coverage ratio was 293% and 225%, respectively. We seek to carefully consider our unfunded commitments for the purpose of planning our ongoing financial leverage. Further, we maintain sufficient borrowing capacity within the 200% (or 150% if certain conditions are met) asset coverage limitation to cover any outstanding unfunded commitments we are required to fund.

Cash and restricted cash as of December 31, 2019, taken together with our available debt, is expected to be sufficient for our investing activities and to conduct our operations in the near term. As of December 31, 2019, we had $1.2 billion available under our credit facilities.

As of December 31, 2019, we had $317.2 million in cash and restricted cash. During the year ended December 31, 2019, we used $2.5 billion in cash for operating activities, primarily as a result of funding portfolio investments of $4.5 billion, partially offset by sell downs and repayments of $1.5 billion and other operating activity of $0.5 billion. Lastly, cash provided by financing activities was $2.7 billion during the period, which was the result of proceeds from the issuance of shares, net of underwriting and offering costs, of $2.5 billion, and net borrowings on our credit facilities of $0.4 billion, partially offset by distributions paid of $0.2 billion.

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

During the year ended December 31, 2019, we delivered the following capital call notices to our investors:

Capital Drawdown Notice Date	Common Share Issuance Date	Number of Common Shares Issued	Aggregate Offering Price ($ in millions)
June 4, 2019	June 17, 2019	103,504,284	$1,580.5
March 8, 2019	March 21, 2019	19,267,823	300.0
January 30, 2019	February 12, 2019	29,220,780	450.0
Total		151,992,887	$2,330.5

During the year ended December 31, 2018, we delivered the following capital call notices to our investors:

Capital Drawdown Notice Date	Common Share Issuance Date	Number of Common Shares Issued	Aggregate Offering Price ($ in millions)
November 28, 2018	December 11, 2018	22,446,698	$349.9
September 21, 2018	October 4, 2018	9,803,922	150.0
August 7, 2018	August 20, 2018	19,404,916	300.0
July 24, 2018	August 6, 2018	9,733,940	150.0
July 10, 2018	July 23, 2018	13,053,380	200.0
June 14, 2018	June 27, 2018	12,901,364	200.0
April 5, 2018	April 18, 2018	13,149,244	200.0
March 5, 2018	March 16, 2018	11,347,030	175.0
Total		111,840,494	1,724.9

During the year ended December 31, 2017, we delivered the following capital call notices to our investors:

Capital Drawdown Notice Date	Common Share Issuance Date	Number of Common Shares Issued	Aggregate Offering Price ($ in millions)
November 1, 2017	November 15, 2017	11,527,619	$175.0
September 15, 2017	September 28, 2017	9,813,875	149.9
August 23, 2017	September 6, 2017	3,297,331	50.0
May 26, 2017	June 9, 2017	9,966,777	150.0
May 11, 2017	May 24, 2017	8,350,033	125.0
April 14, 2017	April 28, 2017	6,600,659	100.0
Total		49,556,294	$749.9

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

Distributions

The following table reflects the distributions declared on shares of our common stock during the year ended December 31, 2019:

	December 31, 2019
Date Declared	Record Date	Payment Date	Distribution per Share
October 30, 2019	December 31, 2019	January 31, 2020	$0.31
May 28, 2019 (special dividend)	December 31, 2019	January 31, 2020	$0.04
May 28, 2019	September 30, 2019	November 15, 2019	$0.31
May 28, 2019 (special dividend)	September 30, 2019	November 15, 2019	$0.02
June 4, 2019	June 14, 2019	August 15, 2019	$0.44
February 27, 2019	March 31, 2019	May 14, 2019	$0.33

On February 19, 2020, the Board declared, in addition to the special dividend of $0.08 per share previously declared on May 28, 2019 for shareholders of record on March 31, 2020 payable on or before May 15, 2020, a distribution of $0.31 per share, for shareholders of record on March 31, 2020 payable on or before May 15, 2020.

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

Dividend Reinvestment

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

The following table reflects the common stock issued pursuant to the dividend reinvestment plan during the year ended December 31, 2019:

Date Declared	Record Date	Payment Date	Shares
May 28, 2019	September 30, 2019	November 15, 2019	2,974,103
June 4, 2019	June 14, 2019	August 15, 2019	3,965,754
February 27, 2019	March 31, 2019	May 14, 2019	2,882,297
November 6, 2018	December 31, 2018	January 31, 2019	2,613,223

In conjunction with the distribution paid on January 31, 2020 for shareholders of record as of December 31, 2019, we issued 2,823,048 shares of common stock pursuant to the dividend reinvestment plan.

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

The following table reflects the common stock issued pursuant to the dividend reinvestment plan during the year ended December 31,2017:

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

The Company 10b5-1 Plan commenced on August 19, 2019 and terminates upon the earliest to occur of (i) 18-months (tolled for periods during which the Company 10b5-1 Plan is suspended), (ii) the end of the trading day on which the aggregate purchase price for all shares purchased under the Company 10b5-1 Plan equals $150 million and (iii) the occurrence of certain other events described in the Company 10b5-1 Plan. As of December 31, 2019, no purchases have been made under the Company 10b5-1 Plan.

Debt

Aggregate Borrowings

Debt obligations consisted of the following as of December 31, 2019 and 2018:

	December 31, 2019
($ in thousands)	Aggregate Principal Committed	Outstanding Principal	Amount Available(1)	Net Carrying Value(2)
Revolving Credit Facility(3)(5)	$1,170,000	$480,861	$664,410	$473,655
SPV Asset Facility I	400,000	300,000	100,000	297,246
SPV Asset Facility II	350,000	350,000	—	346,395
SPV Asset Facility III	500,000	255,000	245,000	251,548
SPV Asset Facility IV	300,000	60,250	239,750	57,201
CLO I	390,000	390,000	—	386,405
CLO II	260,000	260,000	—	258,028
2023 Notes(4)	150,000	150,000	—	150,113
2024 Notes(4)	400,000	400,000	—	400,955
2025 Notes	425,000	425,000	—	416,686
Total Debt	$4,345,000	$3,071,111	$1,249,160	$3,038,232

________________

(1)	The amount available reflects any limitations related to each credit facility’s borrowing base.
(2)

The carrying value of the Company’s Revolving Credit Facility, SPV Asset Facility I, SPV Asset Facility II, SPV Asset Facility III, SPV Asset Facility IV, CLO I, CLO II, 2023 Notes, 2024 Notes and 2025 Notes are presented net of deferred financing costs of $7.2 million, $2.8 million, $3.6 million, $3.5 million, $3.0 million, $3.6 million, $2.0 million, $1.4 million, $8.9 million and $8.3 million, respectively.

(3)	Includes the unrealized translation gain (loss) on borrowings denominated in foreign currencies.
(4)	Inclusive of change in fair value of effective hedge.
(5)	The amount available is reduced by $24.7 million of outstanding letters of credit.

	December 31, 2018
($ in thousands)	Aggregate Principal Committed	Outstanding Principal	Amount Available(1)	Net Carrying Value(2)
Subscription Credit Facility(3)	$900,000	$883,000	$4,487	$881,795
Revolving Credit Facility(4)	600,000	308,643	291,357	304,229
SPV Asset Facility I	400,000	400,000	—	396,352
SPV Asset Facility II	550,000	550,000	—	543,713
SPV Asset Facility III	500,000	300,000	200,000	294,995
2023 Notes(5)	150,000	150,000	—	146,633
Total Debt	$3,100,000	$2,591,643	$495,844	$2,567,717
________________

(1)	The amount available reflects any limitations related to each credit facility’s borrowing base.
(2)

The carrying value of the Company’s Subscription Credit Facility, Revolving Credit Facility, SPV Asset Facility I, SPV Asset Facility II, SPV Asset Facility III and the 2023 Notes are presented net of deferred unamortized debt issuance costs of $1.2 million, $4.4 million, $3.6 million, $6.3 million, $5.0 million and $1.8 million, respectively.

(3)	The amount available is reduced by $12.5 million of outstanding letters of credit.
(4)	Includes the unrealized translation gain (loss) on borrowings denominated in foreign currencies.
(5)	Inclusive of change in fair value of effective hedge.

For the years ended December 31, 2019, 2018 and 2017, the components of interest expense were as follows:

	For the Years Ended December 31,
($ in thousands)	2019	2018	2017
Interest expense	$125,311	$71,441	$21,964
Amortization of debt issuance costs	12,152	5,333	2,616
Net change in unrealized gain (loss) on effective interest rate swaps and hedged items(1)	(1,018)	—	—
Total Interest Expense	$136,445	$76,774	$24,580
Average interest rate	4.80%	4.27%	2.85%
Average daily borrowings	$2,576,121	$1,649,191	$688,321

________________

(1)

Refer to “ITEM 8. – FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA – Notes to Consolidated Financial Statements – Note 6. Debt - 2023 Notes and 2024 Notes” for details on each facility’s interest rate swap.

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

The maximum principal amount of the Revolving Credit Facility is $1.2 billion (increased from $1.17 billion on February 11, 2020; increased from $1.1 billion on August 27, 2019; increased from $1.0 billion on July 26, 2019), subject to availability under the borrowing base, which is based on our portfolio investments and other outstanding indebtedness. Maximum capacity under the Revolving Credit Facility may be increased to $1.5 billion through the exercise by the Borrower of an uncommitted accordion feature through which existing and new lenders may, at their option, agree to provide additional financing. The Revolving Credit Facility includes a $50 million limit for swingline loans and is secured by a perfected first-priority interest in substantially all of the portfolio investments held by us and each Guarantor, subject to certain exceptions.

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

SPV Asset Facility II

On May 22, 2018, our subsidiary, ORCC Financing II LLC (“ORCC Financing II”), a Delaware limited liability company and our subsidiary, entered into a Credit Agreement (as amended, the “SPV Asset Facility II”), with ORCC Financing II, as Borrower, the lenders from time to time parties thereto, Natixis, New York Branch, as Administrative Agent, State Street Bank and Trust Company, as Collateral Agent, and Cortland Capital Market Services LLC as Document Custodian. The maximum principal amount of the SPV Asset Facility II is currently $350 million; the availability of this amount is subject to an overcollateralization ratio test, which is based on the value of ORCC Financing II’s assets from time to time, and satisfaction of certain conditions, including an interest coverage ratio test, certain concentration limits and collateral quality tests.

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

SPV Asset Facility III

On December 14, 2018, ORCC Financing III LLC (“ORCC Financing III”), a Delaware limited liability company and our subsidiary, entered into a Loan Financing and Servicing Agreement (the “SPV Asset Facility III”), with ORCC Financing III, as borrower, ourselves, as equity holder and services provider, the lenders from time to time parties thereto, Deutsche Bank AG, New York Branch, as Facility Agent, State Street Bank and Trust Company, as Collateral Agent and Cortland Capital Market Services LLC, as Collateral Custodian.

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

SPV Asset Facility IV

On August 2, 2019 (the “SPV Asset Facility IV Closing Date”), ORCC Financing IV LLC (“ORCC Financing IV”), a Delaware limited liability company and newly formed subsidiary, entered into a Credit Agreement (the “SPV Asset Facility IV”), with ORCC Financing IV, as borrower, Société Générale, as initial Lender and as Administrative Agent, State Street Bank and Trust Company, as Collateral Agent, Collateral Administrator and Custodian, and Cortland Capital Market Services LLC as Document Custodian and the lenders from time to time party thereto pursuant to Assignment and Assumption Agreements. On November 22, 2019 (the “SPV Asset Facility IV Amendment Date”), the parties to the SPV Asset Facility IV amended the SPV Asset Facility IV to increase the maximum principal amount of the SPV Asset Facility IV to $450 million in periodic increments through March 22, 2020.

From time to time, we expect to sell and contribute certain investments to ORCC Financing IV pursuant to a Sale and Contribution Agreement by and between us and ORCC Financing IV.  No gain or loss will be recognized as a result of the contribution.  Proceeds from the SPV Asset Facility IV will be used to finance the origination and acquisition of eligible assets by ORCC Financing IV, including the purchase of such assets from us.  We retain a residual interest in assets contributed to or acquired by ORCC Financing IV through our ownership of ORCC Financing IV.  The maximum principal amount of the Credit Facility is currently $450 million, subject to a ramp period; the availability of this amount is subject to an overcollateralization ratio test, which is based on the value of ORCC Financing IV’s assets from time to time, and satisfaction of certain conditions, including an interest coverage ratio test, certain concentration limits and collateral quality tests.

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

CLOs

CLO I

On May 28, 2019 (the “CLO I Closing Date”), we completed a $596 million term debt securitization transaction (the “CLO I Transaction”), also known as a collateralized loan obligation transaction.  The secured notes and preferred shares issued in the CLO I Transaction and the secured loan borrowed in the CLO I Transaction were issued and incurred, as applicable, by our consolidated subsidiaries Owl Rock CLO I, Ltd., an exempted company incorporated in the Cayman Islands with limited liability (the “CLO I Issuer”), and Owl Rock CLO I, LLC, a Delaware limited liability company (the “CLO I Co-Issuer” and together with the CLO I Issuer, the “CLO I Issuers”).

In the CLO I Transaction the CLO I Issuers (A) issued the following notes pursuant to an indenture and security agreement dated as of the Closing Date (the “CLO I Indenture”), by and among the CLO I Issuers and State Street Bank and Trust Company:  (i) $242 million of AAA(sf) Class A Notes, which bear interest at three-month LIBOR plus 1.80%, (ii) $30 million of AAA(sf) Class A-F Notes, which bear interest at a fixed rate of 4.165%, and (iii) $68 million of AA(sf) Class B Notes, which bear interest at three-month LIBOR plus 2.70% (together, the “CLO I Notes”) and (B) borrowed $50 million under floating rate loans (the “Class A Loans” and together with the CLO I Notes, the “CLO I Debt”), which bear interest at three-month LIBOR plus 1.80%, under a credit agreement (the “CLO I Credit Agreement”), dated as of the CLO I Closing Date, by and among the CLO I Issuers, as borrowers, various financial institutions, as lenders, and State Street Bank and Trust Company, as collateral trustee and loan agent.  The Class A Loans may be exchanged by the lenders for Class A Notes at any time, subject to certain conditions under the CLO I Credit Agreement and the Indenture.  The CLO I Debt is scheduled to mature on May 20, 2031.

Concurrently with the issuance of the CLO I Notes and the borrowing under the Class A Loans, the CLO I Issuer issued approximately $206.1 million of subordinated securities in the form of 206,106 preferred shares at an issue price of U.S.$1,000 per share (the “CLO I Preferred Shares”).  The CLO I Preferred Shares were issued by the CLO I Issuer as part of its issued share capital and are not secured by the collateral securing the CLO I Debt. We own all of the CLO I Preferred Shares, and as such, are eliminated in consolidation. We act as retention holder in connection with the CLO I Transaction for the purposes of satisfying certain U.S. and European Union regulations requiring sponsors of securitization transactions to retain exposure to the performance of the securitized assets and as such is required to retain a portion of the CLO I Preferred Shares.

The Adviser serves as collateral manager for the CLO I Issuer under a collateral management agreement dated as of the CLO I Closing Date.  The Adviser is entitled to receive fees for providing these services.  The Adviser has waived its right to receive such fees but may rescind such waiver at any time.

The CLO I Debt is secured by all of the assets of the CLO I Issuer, which will consist primarily of middle market loans, participation interests in middle market loans, and related rights and the cash proceeds thereof. As part of the CLO I Transaction, we and ORCC Financing II sold and contributed approximately $575 million par amount of middle market loans to the CLO I Issuer on the CLO I Closing Date.  Such loans constituted the initial portfolio assets securing the CLO I Debt.  We and ORCC Financing II LLC each made customary representations, warranties, and covenants to the CLO I Issuer regarding such sales and contributions under a loan sale agreement.

Through May 20, 2023, a portion of the proceeds received by the CLO I Issuer from the loans securing the CLO I Debt may be used by the CLO I Issuer to purchase additional middle market loans, from us, our subsidiaries or third parties, under the direction of the Adviser as the collateral manager in the CLO I Transaction.

The CLO I Debt is the secured obligation of the CLO I Issuers, and the CLO I Indenture and the CLO I Credit Agreement include customary covenants and events of default.  Assets pledged to holders of the Secured Debt and the other secured parties under the Indenture will not be available to pay our debts.

The CLO I Notes were offered in reliance on Section 4(a)(2) of the Securities Act. The CLO I Notes have not been registered under the Securities Act or any state securities laws and, unless so registered, may not be offered or sold in the United States except pursuant to an exemption from, or in a transaction not subject to, the registration requirements of the Securities Act as applicable. For further details, see “ITEM 8. – Notes to Consolidated Financial Statements – Note 6. Debt.”

CLO II

On December 12, 2019 (the “CLO II Closing Date”), we completed a $396.6 million term debt securitization transaction (the “CLO II Transaction”), also known as a collateralized loan obligation transaction, which is a form of secured financing incurred by us. The secured notes and preferred shares issued in the CLO II Transaction were issued by the Company’s consolidated subsidiaries Owl Rock CLO II, Ltd., an exempted company incorporated in the Cayman Islands with limited liability (the “CLO II Issuer”), and Owl Rock CLO II, LLC, a Delaware limited liability company (the “CLO II Co-Issuer” and together with the Issuer, the “CLO II Issuers”) and are backed by a portfolio of collateral obligations consisting of middle market loans and participation interests in middle market loans as well as by other assets of the Issuer.

The CLO II Transaction was executed by the issuance of the following classes of notes and preferred shares pursuant to an indenture and security agreement dated as of the Closing Date (the “CLO II Indenture”), by and among the Issuers and State Street Bank and Trust Company: (i) $157 million of AAA(sf) Class A-1L Notes, which bear interest at three-month LIBOR plus 1.75%, (ii) $40 million of AAA(sf) Class A-1F Notes, which bear interest at a fixed rate of 3.44%, (iii) $20 million of AAA(sf) Class A-2 Notes, which bear interest at three-month LIBOR plus 2.20%, (iv) $40 million of AA(sf) Class B-L Notes, which bear interest at three-month LIBOR plus 2.75% and (v) $3 million of AA(sf) Class B-F Notes, which bear interest at a fixed rate of 4.46% (together, the “CLO II Debt”). The CLO II Debt is secured by the middle market loans, participation interests in middle market loans and other assets of the Issuer. The CLO II Debt is scheduled to mature on January 20, 2031. The CLO II Debt was privately placed by Deutsche Bank Securities Inc. Upon the occurrence of certain triggering events relating to the end of LIBOR, a different benchmark rate will replace LIBOR as the reference rate for interest accruing on the CLO II Debt.

 Concurrently with the issuance of the CLO II Debt, the CLO II Issuer issued approximately $136.6 million of subordinated securities in the form of 136,600 preferred shares at an issue price of U.S.$1,000 per share (the “CLO II Preferred Shares”). The CLO II Preferred Shares were issued by the CLO II Issuer as part of its issued share capital and are not secured by the collateral securing the CLO II Debt. We purchased all of the CLO II Preferred Shares. We act as retention holder in connection with the CLO II Transaction for the purposes of satisfying certain U.S. and European Union regulations requiring sponsors of securitization transactions to retain exposure to the performance of the securitized assets and as such is required to retain a portion of the CLO II Preferred Shares.

As part of the CLO II Transaction, we entered into a loan sale agreement with the CLO II Issuer dated as of the CLO II Closing Date, which provided for the sale and contribution of approximately $210.6 million par amount of middle market loans from us to the CLO II Issuer on the CLO II Closing Date and for future sales from us to the CLO II Issuer on an ongoing basis. Such loans constituted part of the initial portfolio of assets securing the CLO II Debt. The remainder of the initial portfolio assets securing the CLO II Debt consisted of approximately $189.4 million par amount of middle market loans purchased by the CLO II Issuer from ORCC Financing III LLC, a wholly-owned subsidiary of ours, under an additional loan sale agreement executed on the CLO II

Closing Date between the CLO II Issuer and ORCC Financing III LLC. ORCC Financing III LLC and us each made customary representations, warranties, and covenants to the Issuer under the applicable loan sale agreement.

Through January 20, 2022, a portion of the proceeds received by the CLO II Issuer from the loans securing the CLO II Debt may be used by the CLO II Issuer to purchase additional middle market loans under the direction of Owl Rock Capital Advisors LLC (“ORCA”), our investment advisor, in its capacity as collateral manager for the CLO II Issuer and in accordance with the our investing strategy and ability to originate eligible middle market loans.

The CLO II Debt is the secured obligation of the CLO II Issuers, and the CLO II Indenture and the CLO II Credit Agreement include customary covenants and events of default.  Assets pledged to holders of the Secured Debt and the other secured parties under the Indenture will not be available to pay our debts.

The CLO II Notes were offered in reliance on Section 4(a)(2) of the Securities Act. The CLO II Notes have not been registered under the Securities Act or any state securities laws and, unless so registered, may not be offered or sold in the United States except pursuant to an exemption from, or in a transaction not subject to, the registration requirements of the Securities Act as applicable. For further details, see “ITEM 8. – Notes to Consolidated Financial Statements – Note 6. Debt.”

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

In connection with the offering of the 2023 Notes, on December 21, 2017 we entered into a centrally cleared interest rate swap to continue to align the interest rates of our liabilities with our investment portfolio, which consists predominately of floating rate loans. The notional amount of the interest rate swap is $150 million. We will receive fixed rate interest semi-annually at 4.75% and pay variable rate interest monthly based on 1-month LIBOR plus 2.545%. The interest rate swap matures on December 21, 2021. For the year ended December 31, 2019, we made periodic payments of $7.4 million. For the year ended December 31, 2018, we made periodic payments $6.8 million. The interest expense related to the 2023 Notes is equally offset by proceeds received from the interest rate swap. The swap adjusted interest expense is included as a component of interest expense in our Consolidated Statements of Operations. As of December 31, 2019 and 2018, the interest rate swap had a fair value of $1.7 million and $(1.6) million, respectively. Depending on the nature of the balance at period end, the fair value of the interest rate swap is either included as a component of accrued expenses and other liabilities or prepaid expenses and other assets on our Consolidated Statements of Assets and Liabilities. The change in fair value of the interest rate swap is offset by the change in fair value of the 2023 Notes. For further details, see “ITEM 8. – Notes to Consolidated Financial Statements – Note 6. Debt.”

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

In connection with the issuance of the 2024 Notes, on April 10, 2019 the Company entered into centrally cleared interest rate swaps to continue to align interest rates of its liabilities with the investment portfolio, which consists of predominantly floating rate loans. The notional amount of the interest rate swaps is $400 million. The Company will receive fixed rate interest at 5.25% and pay variable rate interest based on one-month LIBOR plus 2.937%. The interest rate swaps mature on April 10, 2024. For the year ended December 31, 2019, we made periodic payments of $10.8 million. For the year ended December 31, 2018, we made no periodic payments. The interest expense related to the 2024 Notes is equally offset by the proceeds received from the interest rate swaps. The swap adjusted interest expense is included as a component of interest expense on our Consolidated Statements of Operations. As of December 31, 2019, the interest rate swap had a fair value of $10.8 million. Depending on the nature of the balance at period end, the fair value of the interest rate swap is either included as a component of accrued expenses and other liabilities or prepaid expenses and other assets on our Consolidated Statements of Assets and Liabilities.  The change in fair value of the interest rate swap is offset by the change in fair value of the 2024 Notes. For further details, see “ITEM 8. – Notes to Consolidated Financial Statements – Note 6. Debt.”

2025 Notes

On October 8, 2019, we issued $425 million aggregate principal amount of notes that mature on March 30, 2025 (the “2025 Notes”). The 2025 Notes bear interest at a rate of 4.00% per year, payable semi-annually on March 30 and September 30 of each year, commencing on March 30, 2020. We may redeem some or all of the 2025 Notes at any time, or from time to time, at a redemption price equal to the greater of (1) 100% of the principal amount of the 2025 Notes to be redeemed or (2) the sum of the present values of the remaining scheduled payments of principal and interest (exclusive of accrued and unpaid interest to the date of redemption) on the 2025 Notes to be redeemed, discounted to the redemption date on a semi-annual basis (assuming a 360-day year consisting of twelve 30-day months) using the applicable Treasury Rate plus 40 basis points, plus, in each case, accrued and unpaid interest to the redemption date; provided, however, that if we redeem any 2025 Notes on or after February 28, 2025 (the date falling one month prior to the maturity date of the 2025 Notes), the redemption price for the 2025 Notes will be equal to 100% of the principal amount of the 2025 Notes to be redeemed, plus accrued and unpaid interest, if any, to, but excluding, the date of redemption. “ITEM 8. – Notes to Consolidated Financial Statements – Note 6. Debt.”

July 2025 Notes

On January 22, 2020, the Company issued $500 million aggregate principal amount of notes that mature on July 22, 2025 (the “July 2025 Notes”). The July 2025 Notes bear interest at a rate of 3.75% per year, payable semi-annually on January 22 and July 22, of each year, commencing on July 22, 2020. The Company may redeem some or all of the July 2025 Notes at any time, or from time to time, at a redemption price equal to the greater of (1) 100% of the principal amount of the July 2025 Notes to be redeemed or (2) the sum of the present values of the remaining scheduled payments of principal and interest (exclusive of accrued and unpaid interest to the date of redemption) on the July 2025 Notes to be redeemed, discounted to the redemption date on a semi-annual basis (assuming a 360-day year consisting of twelve 30-day months) using the applicable Treasury Rate plus 35 basis points, plus, in each case, accrued and unpaid interest to the redemption date; provided, however, that if the Company redeems any July 2025 Notes on or after June 22, 2025 (the date falling one month prior to the maturity date of the 2025 Notes), the redemption price for the July 2025 Notes will be equal to 100% of the principal amount of the July 2025 Notes to be redeemed, plus accrued and unpaid interest, if any, to, but excluding, the date of redemption.

Off-Balance Sheet Arrangements

Portfolio Company Commitments

From time to time, we may enter into commitments to fund investments. As of December 31, 2019 and 2018, we had the following outstanding commitments to fund investments in current portfolio companies:

Portfolio Company	Investment	December 31, 2019	December 31, 2018
($ in thousands)
3ES Innovation Inc. (dba Aucerna)	First lien senior secured revolving loan	$3,893	$—
Accela, Inc.	First lien senior secured revolving loan	—	3,284
Amspec Services Inc.	First lien senior secured revolving loan	9,038	12,084
Apptio, Inc.	First lien senior secured revolving loan	2,779	—
Aramsco, Inc.	First lien senior secured revolving loan	6,842	7,820
Associations, Inc.	First lien senior secured delayed draw term loan	17,949	37,226
Associations, Inc.	First lien senior secured revolving loan	11,543	11,543
BIG Buyer, LLC	First lien senior secured delayed draw term loan	11,250	—
BIG Buyer, LLC	First lien senior secured revolving loan	3,750	—
Caiman Merger Sub LLC (dba City Brewing)	First lien senior secured revolving loan	12,881	—
Black Mountain Sand Eagle Ford LLC	First lien senior secured delayed draw term loan	—	40,500
Brigham Minerals, LLC	First lien senior secured delayed draw term loan	—	23,000
Brigham Minerals, LLC	First lien senior secured revolving loan	—	9,200
Carolina Beverage Group (fka Cold Spring Brewing Company)	First lien senior secured revolving loan	—	2,684
Reef (fka Cheese Acquisition, LLC)	First lien senior secured delayed draw term loan	—	111,740
Reef (fka Cheese Acquisition, LLC)	First lien senior secured revolving loan	16,364	16,364
CM7 Restaurant Holdings, LLC	First lien senior secured delayed draw term loan	—	7,155
CM7 Restaurant Holdings, LLC	First lien senior secured delayed draw term loan	—	2,003
ConnectWise, LLC	First lien senior secured revolving loan	20,005	—
Covenant Surgical Partners, Inc.	First lien senior secured delayed draw term loan	2,800	75,000
Definitive Healthcare Holdings, LLC	First lien senior secured delayed draw term loan	43,478	—
Definitive Healthcare Holdings, LLC	First lien senior secured revolving loan	10,870	—
Douglas Products and Packaging Company LLC	First lien senior secured revolving loan	7,872	9,083
Endries Acquisition, Inc.	First lien senior secured delayed draw term loan	51,638	62,550
Endries Acquisition, Inc.	First lien senior secured revolving loan	27,000	20,250
Entertainment Benefits Group, LLC	First lien senior secured revolving loan	9,600	—
Galls, LLC	First lien senior secured revolving loan	3,719	11,444
Galls, LLC	First lien senior secured delayed draw term loan	29,181	31,718
GC Agile Holdings Limited (dba Apex Fund Services)	First lien senior secured delayed draw term loan	—	36,038
GC Agile Holdings Limited (dba Apex Fund Services)	First lien senior secured multi-draw term loan	—	18,019
GC Agile Holdings Limited (dba Apex Fund Services)	First lien senior secured revolving loan	10,386	10,386

Portfolio Company	Investment	December 31, 2019	December 31, 2018
Genesis Acquisition Co. (dba Procare Software)	First lien senior secured delayed draw term loan	4,745	4,745
Genesis Acquisition Co. (dba Procare Software)	First lien senior secured revolving loan	1,714	2,637
Gerson Lehrman Group, Inc.	First lien senior secured revolving loan	21,563	23,415
HGH Purchaser, Inc. (dba Horizon Services)	First lien senior secured delayed draw term loan	32,400	—
HGH Purchaser, Inc. (dba Horizon Services)	First lien senior secured revolving loan	7,938	—
Hometown Food Company	First lien senior secured revolving loan	4,235	4,235
Ideal Tridon Holdings, Inc.	First lien senior secured revolving loan	5,400	1,254
Ideal Tridon Holdings, Inc.	First lien senior secured delayed draw term loan	381	—
Individual Foodservice Holdings, LLC	First lien senior secured delayed draw term loan	42,500	—
Individual Foodservice Holdings, LLC	First lien senior secured revolving loan	24,225	—
Integrity Marketing Acquisition, LLC	First lien senior secured delayed draw term loan	16,587	—
Integrity Marketing Acquisition, LLC	First lien senior secured delayed draw term loan	32,573	—
Integrity Marketing Acquisition, LLC	First lien senior secured revolving loan	14,832	—
Interoperability Bidco, Inc.	First lien senior secured delayed draw term loan	8,000	—
Interoperability Bidco, Inc.	First lien senior secured revolving loan	4,000	—
IQN Holding Corp. (dba Beeline)	First lien senior secured revolving loan	15,532	15,532
KWOR Acquisition, Inc. (dba Worley Claims Services)	First lien senior secured delayed draw term loan	2,428	—
KWOR Acquisition, Inc. (dba Worley Claims Services)	First lien senior secured revolving loan	5,200	—
Lazer Spot G B Holdings, Inc.	First lien senior secured delayed draw term loan	13,417	—
Lazer Spot G B Holdings, Inc.	First lien senior secured revolving loan	24,687	—
Lightning Midco, LLC (dba Vector Solutions)	First lien senior secured delayed draw term loan	1,764	19,348
Lightning Midco, LLC (dba Vector Solutions)	First lien senior secured revolving loan	5,318	13,362
LineStar Integrity Services LLC	First lien senior secured delayed draw term loan	—	25,833
Litera Bidco LLC	First lien senior secured revolving loan	5,738	—
Lytx, Inc.	First lien senior secured revolving loan	2,033	2,033
Manna Development Group, LLC	First lien senior secured revolving loan	3,469	3,469
Mavis Tire Express Services Corp.	Second lien senior secured delayed draw term loan	34,831	23,456
MHE Intermediate Holdings, LLC (dba Material Handling Services)	First lien senior secured delayed draw term loan	—	—
MINDBODY, Inc.	First lien senior secured revolving loan	6,071	—
Motus, LLC and Runzheimer International LLC	First lien senior secured revolving loan	—	5,481
Nelipak Holding Company	First lien senior secured revolving loan	4,690	—
Nelipak Holding Company	First lien senior secured revolving loan	6,970	—
NMI Acquisitionco, Inc. (dba Network Merchants)	First lien senior secured revolving loan	646	220
Norvax, LLC (dba GoHealth)	First lien senior secured revolving loan	12,273	—
Offen, Inc.	First lien senior secured delayed draw term loan	5,310	—
Project Power Buyer, LLC (dba PEC-Veriforce)	First lien senior secured revolving loan	3,188	—
Professional Plumbing Group, Inc.	First lien senior secured revolving loan	5,757	6,200
QC Supply, LLC	First lien senior secured revolving loan	—	497
RSC Acquisition, Inc (dba Risk Strategies)	First lien senior secured delayed draw term loan	10,894	—

Portfolio Company	Investment	December 31, 2019	December 31, 2018
RSC Acquisition, Inc (dba Risk Strategies)	First lien senior secured revolving loan	1,702	—
RxSense Holdings, LLC	First lien senior secured revolving loan	4,047	—
Safety Products/JHC Acquisition Corp. (dba Justrite Safety Group)	First lien senior secured delayed draw term loan	924	—
Sara Lee Frozen Bakery, LLC (fka KSLB Holdings, LLC)	First lien senior secured revolving loan	3,480	7,800
Swipe Acquisition Corporation (dba PLI)	First lien senior secured delayed draw term loan	—	12,931
TC Holdings, LLC (dba TrialCard)	First lien senior secured delayed draw term loan	—	24,248
TC Holdings, LLC (dba TrialCard)	First lien senior secured revolving loan	7,685	4,194
THG Acquisition, LLC (dba Hilb)	First lien senior secured delayed draw term loan	16,841	—
THG Acquisition, LLC (dba Hilb)	First lien senior secured revolving loan	5,614	—
Trader Interactive, LLC (fka Dominion Web Solutions, LLC)	First lien senior secured revolving loan	6,387	6,387
Troon Golf, L.L.C.	First lien senior secured revolving loan	14,426	14,426
TSB Purchaser, Inc. (dba Teaching Strategies, Inc.)	First lien senior secured revolving loan	3,010	4,239
Ultimate Baked Goods Midco, LLC	First lien senior secured revolving loan	4,066	5,082
Valence Surface Technologies LLC	First lien senior secured delayed draw term loan	30,000	—
Valence Surface Technologies LLC	First lien senior secured revolving loan	10,000	—
Wingspire Capital Holdings LLC	LLC Interest	48,552	—
WU Holdco, Inc. (dba Weiman Products, LLC)	First lien senior secured revolving loan	13,920	—
WU Holdco, Inc. (dba Weiman Products, LLC)	First lien senior secured delayed draw term loan	16,943	—
Total Unfunded Portfolio Company Commitments		$891,744	$790,115

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

Other Commitments and Contingencies

We had raised $5.5 billion in total Capital Commitments from investors, of which $112.4 million is from executives of Owl Rock. As of June 17, 2019, all outstanding Capital Commitments had been drawn.

In connection with the IPO, on July 22, 2019, we entered into the Company 10b5-1 Plan, to acquire up to $150 million in the aggregate of our common stock at prices below its net asset value per share over a specified period, in accordance with the guidelines specified in Rule 10b-18 and Rule 10b5-1 of the Exchange Act. The Company 10b5-1 Plan commenced on August 19, 2019.

From time to time, we may become a party to certain legal proceedings incidental to the normal course of its business. At December 31, 2019, we were not aware of any pending or threatened litigation.

Contractual Obligations

A summary of our contractual payment obligations under our credit facilities as of December 31, 2019, is as follows:

	Payments Due by Period
($ in millions)	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
Revolving Credit Facility	$480.9	$—	$—	480.9	—
SPV Asset Facility I	300.0	—	300.0	—	—
SPV Asset Facility II	350.0	—	—	—	350.0
SPV Asset Facility III	255.0	—	—	255.0	—
SPV Asset Facility IV	60.2	—	—	—	60.2
CLO I	390.0	—	—	—	390.0
CLO II	260.0	—	—	—	260.0
2023 Notes	150.0	—	—	150	—
2024 Notes	400.0	—	—	400	—
2025 Notes	425.0	—	—	—	425.0
Total Contractual Obligations	$3,071.1	$—	$300.0	$1,285.9	$1,485.2

Related-Party Transactions

We have entered into a number of business relationships with affiliated or related parties, including the following:

•	the Investment Advisory Agreement;
•	the Administration Agreement; and
•	the License Agreement.

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

We evaluate tax positions taken or expected to be taken in the course of preparing our consolidated financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions not deemed to meet the “more-likely-than-not” threshold are reserved and recorded as a tax benefit or expense in the current year. All penalties and interest associated with income taxes are included in income tax expense. Conclusions regarding tax positions are subject to review and may be adjusted at a later date based on factors including, but not limited to, on-going analyses of tax laws, regulations and interpretations thereof. There were no material uncertain tax positions through December 31, 2019. The 2016 through 2018 tax years remain subject to examination by U.S. federal, state and local tax authorities.

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

As of December 31, 2019, 100.0% of our debt investments based on fair value in our portfolio were at floating rates.

Based on our Consolidated Statements of Assets and Liabilities as of December 31, 2019, the following table shows the annualized impact on net income of hypothetical base rate changes in interest rates on our debt investments (considering interest rate floors for floating rate instruments) assuming each floating rate investment is subject to 3-month LIBOR and there are no changes in our investment and borrowing structure:

($ in millions)	Interest Income	Interest Expense	Net Income
Up 300 basis points	$266.2	$77.2	$189.0
Up 200 basis points	$177.5	$51.5	$126.0
Up 100 basis points	$88.7	$25.7	$63.0
Down 100 basis points	$(81.0)	$(25.6)	$(55.4)
Down 200 basis points	$(93.4)	$(51.5)	$(41.9)
Down 300 basis points	$(93.4)	$(77.2)	$(16.2)

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

Item 8. Consolidated Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors
Owl Rock Capital Corporation:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated statements of assets and liabilities of Owl Rock Capital Corporation and subsidiaries (the Company), including the consolidated schedules of investments, as of December 31, 2019 and 2018, the related consolidated statements of operations, changes in net assets, and cash flows for each of the years in the three‑year period ended December 31, 2019, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the years in the three‑year period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.

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

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Such procedures also included confirmation of securities owned as of December 31, 2019 and 2018, by correspondence with custodians, agents, or by other appropriate auditing procedures.  Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ KPMG LLP

We have served as the Company’s auditor since 2016.

New York, New York

February 19, 2020

Owl Rock Capital Corporation

Consolidated Statements of Assets and Liabilities

(Amounts in thousands, except share and per share amounts)

	December 31, 2019	December 31, 2018
Assets
Investments at fair value
Non-controlled, non-affiliated investments (amortized cost of $8,738,520 and $5,720,295, respectively)	$8,709,700	$5,697,447
Controlled, affiliated investments (amortized cost of $90,336 and $91,138, respectively)	89,525	86,622
Total investments at fair value (amortized cost of $8,828,856 and $5,811,433, respectively)	8,799,225	5,784,069
Cash (restricted cash of $7,587 and $6,013, respectively)	317,159	127,603
Interest receivable	57,632	29,680
Receivable for investments sold	9,250	—
Receivable from a controlled affiliate	2,475	8,100
Prepaid expenses and other assets	17,878	1,590
Total Assets	$9,203,619	$5,951,042
Liabilities
Debt (net of unamortized debt issuance costs of $44,302 and $22,335, respectively)	$3,038,232	$2,567,717
Distribution payable	137,245	78,350
Management fee payable	16,256	14,049
Payables to affiliates	5,775	2,847
Payable for investments purchased	—	3,180
Accrued expenses and other liabilities	28,828	20,054
Total Liabilities	3,226,336	2,686,197
Commitments and contingencies (Note 7)
Net Assets
Common shares $0.01 par value, 500,000,000 shares authorized; 392,129,619 and 216,204,837 shares issued and outstanding, respectively	3,921	2,162
Additional paid-in-capital	5,955,610	3,271,162
Total distributable earnings (losses)	17,752	(8,479)
Total Net Assets	5,977,283	3,264,845
Total Liabilities and Net Assets	$9,203,619	$5,951,042
Net Asset Value Per Share	$15.24	$15.10

The accompanying notes are an integral part of these consolidated financial statements.

Owl Rock Capital Corporation

Consolidated Statements of Operations

(Amounts in thousands, except share and per share amounts)

	For the Years Ended December 31,
	2019	2018	2017
Investment Income
Investment income from non-controlled, non-affiliated investments:
Interest income	$691,854	$366,858	$151,246
Other income	16,119	8,750	5,130
Total investment income from non-controlled, non-affiliated investments	707,973	375,608	156,376
Investment income from controlled, affiliated investments:
Dividend income	10,046	8,379	125
Other income	—	4,871	3,378
Total investment income from controlled, affiliated investments	10,046	13,250	3,503
Total Investment Income	718,019	388,858	159,879
Expenses
Interest expense	136,445	76,774	24,580
Management fee	89,947	52,148	31,062
Performance based incentive fees	45,114	—	—
Professional fees	10,029	7,823	5,430
Directors' fees	623	533	387
Other general and administrative	8,374	4,965	4,472
Total Operating Expenses	290,532	142,243	65,931
Management and incentive fees waived (Note 3)	(73,403)	—	—
Net Operating Expenses	217,129	142,243	65,931
Net Investment Income (Loss) Before Taxes	500,890	246,615	93,948
Excise tax expense (benefit)	1,984	1,093	158
Net Investment Income (Loss) After Taxes	$498,906	$245,522	$93,790
Net Realized and Change in Unrealized Gain (Loss)
Net change in unrealized gain (loss):
Non-controlled, non-affiliated investments	$(7,235)	$(38,426)	$8,640
Controlled affiliated investments	3,705	(5,087)	571
Translation of assets and liabilities in foreign currencies	(222)	(133)	—
Total Net Change in Unrealized Gain (Loss)	(3,752)	(43,646)	9,211
Net realized gain (loss):
Non-controlled, non-affiliated investments	2,633	234	739
Foreign currency transactions	214	133	—
Total Net Realized Gain (Loss)	2,847	367	739
Total Net Realized and Change in Unrealized Gain (Loss)	(905)	(43,279)	9,950
Net Increase (Decrease) in Net Assets Resulting from Operations	$498,001	$202,243	$103,740
Earnings Per Share - Basic and Diluted	$1.53	$1.38	$1.55
Weighted Average Shares Outstanding - Basic and Diluted	324,630,279	146,422,371	67,082,905

The accompanying notes are an integral part of these consolidated financial statements.

Owl Rock Capital Corporation

Consolidated Schedules of Investments

As of December 31, 2019

(Amounts in thousands, except share amounts)

Company(1)(17)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(3)(24)	Fair Value	Percentage of Net Assets
Non-controlled/non-affiliated portfolio company investments(2)
Debt Investments
Advertising and media
IRI Holdings, Inc.(4)(7)(22)	First lien senior secured loan	L + 4.50%	11/28/2025	$14,850	$14,721	$14,541	0.2%
PAK Acquisition Corporation (dba Valpak)(4)(7)	First lien senior secured loan	L + 8.00%	6/30/2022	61,725	61,087	61,725	1.0%
Swipe Acquisition Corporation (dba PLI)(4)(5)(22)	First lien senior secured loan	L + 7.75%	6/29/2024	158,726	156,160	154,361	2.7%
				235,301	231,968	230,627	3.9%
Aerospace and defense
Aviation Solutions Midco, LLC (dba STS Aviation)(4)(7)(22)	First lien senior secured loan	L + 6.25%	1/3/2025	195,562	191,944	192,824	3.2%
Valence Surface Technologies LLC(4)(7)(22)	First lien senior secured loan	L + 5.75%	6/28/2025	99,500	98,110	98,008	1.6%
Valence Surface Technologies LLC(4)(14)(15)(16)(22)	First lien senior secured delayed draw term loan	L + 5.75%	6/28/2021	—	(69)	(450)	—%
Valence Surface Technologies LLC(4)(14)(15)(22)	First lien senior secured revolving loan	L + 5.75%	6/28/2025	—	(137)	(150)	—%
				295,062	289,848	290,232	4.8%
Automotive
Mavis Tire Express Services Corp.(4)(5)(22)	Second lien senior secured loan	L + 7.50%	3/20/2026	155,000	152,119	150,350	2.5%
Mavis Tire Express Services Corp.(4)(5)(14)(16)(22)	Second lien senior secured delayed draw term loan	L + 8.00%	3/20/2020	1,449	1,218	884	—%
				156,449	153,337	151,234	2.5%
Buildings and real estate
Associations, Inc.(4)(7)(22)	First lien senior secured loan	L + 4.00% (3.00% PIK)	7/30/2024	259,307	256,774	256,714	4.3%
Associations, Inc.(4)(7)(14)(16)(22)	First lien senior secured delayed draw term loan	L + 4.00% (3.00% PIK)	7/30/2021	40,708	40,158	40,122	0.7%
Associations, Inc.(4)(14)(15)(22)	First lien senior secured revolving loan	L + 6.00%	7/30/2024	—	(110)	(173)	—%
Reef (fka Cheese Acquisition, LLC(4)(7)(22)	First lien senior secured loan	L + 4.75%	11/28/2024	134,995	133,263	132,970	2.2%
Imperial Parking Canada(4)(8)(22)	First lien senior secured loan	C + 5.00%	11/28/2024	27,500	26,717	27,086	0.5%
Reef (fka Cheese Acquisition, LLC)(4)(14)(15)(22)	First lien senior secured revolving loan	L + 4.75%	11/28/2023	—	(160)	(245)	—%
Velocity Commercial Capital, LLC(4)(7)(22)	First lien senior secured loan	L + 7.50%	8/29/2024	125,500	124,018	124,245	2.1%
				588,010	580,660	580,719	9.8%

Owl Rock Capital Corporation

Consolidated Schedules of Investments

As of December 31, 2019

(Amounts in thousands, except share amounts)

Company(1)(17)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(3)(24)	Fair Value	Percentage of Net Assets
Business services
Access CIG, LLC(4)(5)(22)	Second lien senior secured loan	L + 7.75%	2/27/2026	44,637	44,329	44,414	0.7%
CIBT Global, Inc.(4)(7)(22)	Second lien senior secured loan	L + 7.75%	6/2/2025	59,500	58,352	58,756	1.0%
ConnectWise, LLC(4)(7)(22)	First lien senior secured loan	L + 6.00%	2/28/2025	180,466	178,439	178,210	3.0%
ConnectWise, LLC(4)(14)(15)(22)	First lien senior secured revolving loan	L + 6.00%	2/28/2025	—	(220)	(250)	—%
Entertainment Benefits Group, LLC(4)(5)(22)	First lien senior secured loan	L + 5.75%	9/27/2025	81,795	80,612	80,568	1.3%
Entertainment Benefits Group, LLC(4)(5)(14)(22)	First lien senior secured revolving loan	L + 5.75%	9/27/2024	2,400	2,229	2,220	—%
Vistage International, Inc.(4)(5)(22)	Second lien senior secured loan	L + 8.00%	2/9/2026	34,800	34,557	34,626	0.6%
Vestcom Parent Holdings, Inc.(4)(5)	Second lien senior secured loan	L + 8.00%	12/19/2024	78,987	78,186	78,395	1.3%
				482,585	476,484	476,939	7.9%
Chemicals
Douglas Products and Packaging Company LLC(4)(7)(22)	First lien senior secured loan	L + 5.75%	10/19/2022	98,942	98,308	97,459	1.6%
Douglas Products and Packaging Company LLC(4)(9)(14)(22)	First lien senior secured revolving loan	P + 4.75%	10/19/2022	1,211	1,167	1,075	—%
Innovative Water Care Global Corporation(4)(7)(22)	First lien senior secured loan	L + 5.00%	2/27/2026	148,875	139,368	131,010	2.2%
				249,028	238,843	229,544	3.8%
Consumer products
Feradyne Outdoors, LLC(4)(7)(22)	First lien senior secured loan	L + 6.25%	5/25/2023	112,613	111,761	99,099	1.7%
WU Holdco, Inc. (dba Weiman Products, LLC)(4)(7)(22)	First lien senior secured loan	L + 5.25%	3/26/2026	140,134	137,569	137,332	2.3%
WU Holdco, Inc. (dba Weiman Products, LLC)(4)(7)(14)(16)(22)	First lien senior secured delayed draw term loan	L + 5.25%	3/26/2021	2,936	2,731	2,707	—%
WU Holdco, Inc. (dba Weiman Products, LLC)(4)(14)(15)(22)	First lien senior secured revolving loan	L + 5.25%	3/26/2025	—	(243)	(278)	—%
				255,683	251,818	238,860	4.0%
Containers and packaging
Pregis Topco LLC(4)(5)(22)	Second lien senior secured loan	L + 8.00%	7/30/2027	186,333	182,737	182,607	3.1%
				186,333	182,737	182,607	3.1%
Distribution
ABB/Con-cise Optical Group LLC(4)(7)	First lien senior secured loan	L + 5.00%	6/15/2023	76,410	75,632	72,590	1.2%
ABB/Con-cise Optical Group LLC(4)(7)	Second lien senior secured loan	L + 9.00%	6/17/2024	25,000	24,506	23,375	0.4%
Aramsco, Inc.(4)(5)(22)	First lien senior secured loan	L + 5.25%	8/28/2024	57,055	55,908	55,771	0.9%
Aramsco, Inc.(4)(5)(14)(22)	First lien senior secured revolving loan	L + 5.25%	8/28/2024	1,536	1,373	1,348	—%

Owl Rock Capital Corporation

Consolidated Schedules of Investments

As of December 31, 2019

(Amounts in thousands, except share amounts)

Company(1)(17)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(3)(24)	Fair Value	Percentage of Net Assets
Dealer Tire, LLC(4)(5)(20)(22)	First lien senior secured loan	L + 5.50%	12/15/2025	113,889	108,862	113,958	1.9%
Endries Acquisition, Inc.(4)(5)(22)	First lien senior secured loan	L + 6.25%	12/10/2025	178,650	175,890	175,524	2.9%
Endries Acquisition, Inc.(4)(5)(14)(16)(22)	First lien senior secured delayed draw term loan	L + 6.25%	12/10/2020	10,834	9,906	9,741	0.2%
Endries Acquisition, Inc.(4)(14)(15)(22)	First lien senior secured revolving loan	L + 6.25%	12/10/2024	—	(389)	(473)	—%
Individual Foodservice Holdings, LLC(4)(7)(22)	First lien senior secured loan	L + 5.75%	11/22/2025	144,500	141,389	141,350	2.4%
Individual Foodservice Holdings, LLC(4)(14)(15)(16)(22)	First lien senior secured delayed draw term loan	L + 5.75%	5/22/2021	—	(912)	(927)	—%
Individual Foodservice Holdings, LLC(4)(5)(14)(22)	First lien senior secured revolving loan	L + 5.75%	11/22/2024	1,275	730	719	—%
JM Swank, LLC(4)(7)	First lien senior secured loan	L + 7.50%	7/25/2022	116,167	114,901	114,715	1.9%
Offen, Inc.(4)(7)(22)	First lien senior secured loan	L + 5.00%	6/22/2026	14,617	14,478	14,434	0.2%
Offen, Inc.(4)(14)(15)(16)(22)	First lien senior secured delayed draw term loan	L + 5.00%	12/21/2020	—	(50)	(66)	—%
QC Supply, LLC(4)(5)	First lien senior secured loan	L + 5.50% (1.00% PIK)	12/29/2022	34,465	33,992	33,001	0.6%
QC Supply, LLC(4)(5)	First lien senior secured revolving loan	L + 6.50%	12/29/2021	4,969	4,919	4,758	0.1%
				779,367	761,135	759,818	12.7%
Education
2U, Inc.(4)(5)(18)(22)	First lien senior secured loan	L + 5.75%	5/22/2024	115,000	113,453	112,700	1.9%
Learning Care Group (US) No. 2 Inc.(4)(7)(22)	Second lien senior secured loan	L + 7.50%	3/13/2026	26,967	26,539	26,832	0.4%
Severin Acquisition, LLC (dba PowerSchool)(4)(7)(22)	Second lien senior secured loan	L + 6.75%	8/3/2026	108,000	107,176	107,460	1.8%
TSB Purchaser, Inc. (dba Teaching Strategies, Inc.)(4)(7)(22)	First lien senior secured loan	L + 6.00%	5/14/2024	62,213	61,013	61,435	1.0%
TSB Purchaser, Inc. (dba Teaching Strategies, Inc.)(4)(7)(14)(22)	First lien senior secured revolving loan	L + 6.00%	5/14/2024	1,229	1,152	1,176	—%
				313,409	309,333	309,603	5.1%
Energy equipment and services
Liberty Oilfield Services LLC(4)(5)(18)(22)	First lien senior secured loan	L + 7.63%	9/19/2022	13,981	13,830	14,050	0.2%
				13,981	13,830	14,050	0.2%
Financial services
Blackhawk Network Holdings, Inc.(4)(5)(22)	Second lien senior secured loan	L + 7.00%	6/15/2026	104,700	103,837	104,439	1.7%
NMI Acquisitionco, Inc. (dba Network Merchants)(4)(5)(22)	First lien senior secured loan	L + 5.75%	9/6/2022	28,193	27,778	27,770	0.5%

Owl Rock Capital Corporation

Consolidated Schedules of Investments

As of December 31, 2019

(Amounts in thousands, except share amounts)

Company(1)(17)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(3)(24)	Fair Value	Percentage of Net Assets
NMI Acquisitionco, Inc. (dba Network Merchants)(4)(14)(15)(22)	First lien senior secured revolving loan	L + 5.75%	9/6/2022	-	(9)	(10)	—%
				132,893	131,606	132,199	2.2%
Food and beverage
Caiman Merger Sub LLC (dba City Brewing)(4)(5)(22)	First lien senior secured loan	L + 5.75%	11/3/2025	177,119	175,387	175,347	2.9%
Caiman Merger Sub LLC (dba City Brewing)(4)(14)(15)(22)	First lien senior secured revolving loan	L + 5.75%	11/1/2024	—	(125)	(129)	—%
CM7 Restaurant Holdings, LLC(4)(5)(22)	First lien senior secured loan	L + 8.00%	5/22/2023	37,232	36,738	36,674	0.6%
Give and Go Prepared Foods Corp.(4)(7)(18)	Second lien senior secured loan	L + 8.50%	1/29/2024	42,000	41,704	38,430	0.6%
H-Food Holdings, LLC(4)(5)(22)	Second lien senior secured loan	L + 7.00%	3/2/2026	121,800	119,175	119,364	2.0%
H-Food Holdings, LLC(4)(5)(20)(22)	First lien senior secured loan	L + 4.00%	5/23/2025	23,515	23,314	23,384	0.4%
Hometown Food Company(4)(5)(22)	First lien senior secured loan	L + 5.00%	8/31/2023	28,825	28,388	28,465	0.5%
Hometown Food Company(4)(14)(15)(22)	First lien senior secured revolving loan	L + 5.00%	8/31/2023	—	(62)	(53)	—%
Manna Development Group, LLC(4)(5)(22)	First lien senior secured loan	L + 6.00%	10/24/2022	56,655	56,092	55,947	0.9%
Manna Development Group, LLC(4)(5)(14)(22)	First lien senior secured revolving loan	L + 6.00%	10/24/2022	867	759	813	—%
Recipe Acquisition Corp. (dba Roland Corporation)(4)(7)	Second lien senior secured loan	L + 8.00%	12/1/2022	32,000	31,666	31,760	0.5%
Sara Lee Frozen Bakery, LLC (fka KSLB Holdings, LLC)(4)(5)(22)	First lien senior secured loan	L + 4.50%	7/30/2025	38,595	37,930	37,823	0.6%
Sara Lee Frozen Bakery, LLC (fka KSLB Holdings, LLC)(4)(5)(14)(22)	First lien senior secured revolving loan	L + 4.50%	7/31/2023	5,520	5,375	5,340	0.1%
Tall Tree Foods, Inc.(4)(5)	First lien senior secured loan	L + 7.25%	8/12/2022	45,550	45,211	43,728	0.7%
Ultimate Baked Goods Midco, LLC(4)(7)(22)	First lien senior secured loan	L + 4.00%	8/11/2025	26,730	26,230	26,195	0.4%
Ultimate Baked Goods Midco, LLC(4)(5)(14)(22)	First lien senior secured revolving loan	L + 4.00%	8/9/2023	1,016	934	915	—%
				637,424	628,716	624,003	10.2%
Healthcare providers and services
Confluent Health, LLC.(4)(5)(22)	First lien senior secured loan	L + 5.00%	6/24/2026	17,910	17,746	17,641	0.3%
Covenant Surgical Partners, Inc.(4)(5)(22)	First lien senior secured loan	L + 4.00%	7/1/2026	13,965	13,832	13,860	0.2%
Covenant Surgical Partners, Inc.(4)(14)(15)(16)(22)	First lien senior secured delayed draw term loan	L + 4.00%	7/1/2021	—	(26)	(21)	—%
Geodigm Corporation (dba National Dentex)(4)(5)(11)(22)	First lien senior secured loan	L + 6.87%	12/1/2021	123,460	122,795	120,990	2.0%
GI CCLS Acquisition LLC (fka GI Chill Acquisition LLC)(4)(7)(22)	First lien senior secured loan	L + 4.00%	8/6/2025	12,029	11,979	11,985	0.2%

Owl Rock Capital Corporation

Consolidated Schedules of Investments

As of December 31, 2019

(Amounts in thousands, except share amounts)

Company(1)(17)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(3)(24)	Fair Value	Percentage of Net Assets
GI CCLS Acquisition LLC (fka GI Chill Acquisition LLC)(4)(7)(22)	Second lien senior secured loan	L + 7.50%	8/6/2026	135,400	134,215	133,708	2.2%
Nelipak Holding Company(4)(5)(22)	First lien senior secured loan	L + 4.25%	7/2/2026	48,003	47,097	47,523	0.8%
Nelipak Holding Company(4)(5)(14)(22)	First lien senior secured revolving loan	L + 4.25%	7/2/2024	2,680	2,547	2,607	—%
Nelipak Holding Company(4)(10)(14)(22)	First lien senior secured revolving loan	E + 4.50%	7/2/2024	451	309	335	—%
Nelipak Holding Company(4)(5)(22)	Second lien senior secured loan	L + 8.25%	7/2/2027	67,006	66,042	66,001	1.1%
Nelipak Holding Company(4)(10)(22)	Second lien senior secured loan	E + 8.50%	7/2/2027	67,464	66,288	66,281	1.1%
Premier Imaging, LLC (dba LucidHealth)(4)(5)(22)	First lien senior secured loan	L + 5.75%	1/2/2025	33,660	33,086	32,987	0.6%
RxSense Holdings, LLC(4)(5)(22)	First lien senior secured loan	L + 6.00%	2/15/2024	129,847	128,189	127,574	2.1%
RxSense Holdings, LLC(4)(7)(14)(22)	First lien senior secured revolving loan	L + 6.00%	2/15/2024	4,047	3,947	3,906	0.1%
TC Holdings, LLC (dba TrialCard)(4)(7)(22)	First lien senior secured loan	L + 4.50%	11/14/2023	84,179	82,984	84,179	1.4%
TC Holdings, LLC (dba TrialCard)(4)(14)(15)(22)	First lien senior secured revolving loan	L + 4.50%	11/14/2022	—	(89)	—	—%
				740,101	730,941	729,556	12.1%
Healthcare technology
Bracket Intermediate Holding Corp.(4)(7)(22)	Second lien senior secured loan	L + 8.13%	9/7/2026	26,250	25,785	25,725	0.4%
Definitive Healthcare Holdings, LLC(4)(7)(22)	First lien senior secured loan	L + 5.50%	7/16/2026	196,485	194,633	194,520	3.3%
Definitive Healthcare Holdings, LLC(4)(14)(15)(22)	First lien senior secured delayed draw term loan	L + 5.50%	7/16/2026	—	(203)	-	—%
Definitive Healthcare Holdings, LLC(4)(14)(15)(22)	First lien senior secured revolving loan	L + 5.50%	7/16/2024	—	(99)	(109)	—%
Interoperability Bidco, Inc.(4)(5)(22)	First lien senior secured loan	L + 5.75%	6/25/2026	76,814	75,909	75,662	1.4%
Interoperability Bidco, Inc.(4)(14)(15)(16)(22)	First lien senior secured delayed draw term loan	L + 5.75%	6/25/2021	—	(9)	(30)	—%
Interoperability Bidco, Inc.(4)(14)(15)(22)	First lien senior secured revolving loan	L + 5.75%	6/25/2024	—	(45)	(60)	—%
				299,549	295,971	295,708	5.1%
Household products
Hayward Industries, Inc.(4)(5)(22)	Second lien senior secured loan	L + 8.25%	8/4/2025	52,149	51,340	51,628	0.9%
HGH Purchaser, Inc. (dba Horizon Services)(4)(5)(22)	First lien senior secured loan	L + 6.00%	11/3/2025	77,760	76,620	76,594	1.4%
HGH Purchaser, Inc. (dba Horizon Services)(4)(9)(14)(22)	First lien senior secured revolving loan	P + 5.00%	11/3/2025	1,782	1,640	1,636	—%

Owl Rock Capital Corporation

Consolidated Schedules of Investments

As of December 31, 2019

(Amounts in thousands, except share amounts)

Company(1)(17)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(3)(24)	Fair Value	Percentage of Net Assets
HGH Purchaser, Inc. (dba Horizon Services)(4)(14)(15)(16)(22)	First lien senior secured delayed draw term loan	L + 6.00%	11/1/2021	—	(79)	(81)	—%
				131,691	129,521	129,777	2.3%
Infrastructure and environmental services
FR Arsenal Holdings II Corp. (dba Applied-Cleveland Holdings, Inc.)(4)(7)	First lien senior secured loan	L + 7.25%	9/8/2022	145,827	144,048	145,827	2.4%
LineStar Integrity Services LLC(4)(7)(22)	First lien senior secured loan	L + 7.25%	2/12/2024	89,759	88,357	88,638	1.5%
				235,586	232,405	234,465	3.9%
Insurance
Asurion, LLC(4)(5)(20)(22)	Second lien senior secured loan	L + 6.50%	8/4/2025	40,000	40,518	40,460	0.7%
Integrity Marketing Acquisition, LLC(4)(7)(22)	First lien senior secured loan	L + 5.75%	8/27/2025	136,900	134,941	134,846	2.3%
Integrity Marketing Acquisition, LLC(4)(7)(14)(16)(22)	First lien senior secured delayed draw term loan	L + 5.75%	2/29/2020	37,283	36,447	36,724	0.6%
Integrity Marketing Acquisition, LLC(4)(14)(15)(16)(22)	First lien senior secured delayed draw term loan	L + 5.75%	2/27/2021	—	(192)	—	—%
Integrity Marketing Acquisition, LLC(4)(14)(15)(22)	First lien senior secured revolving loan	L + 5.75%	8/27/2025	—	(210)	(222)	—%
KWOR Acquisition, Inc. (dba Worley Claims Services)(4)(5)(22)	First lien senior secured loan	L + 4.00%	6/3/2026	24,153	23,421	23,489	0.4%
KWOR Acquisition, Inc. (dba Worley Claims Services)(4)(14)(15)(16)(22)	First lien senior secured delayed draw term loan	L + 4.00%	6/3/2021	—	(72)	(67)	—%
KWOR Acquisition, Inc. (dba Worley Claims Services)(4)(14)(15)(22)	First lien senior secured revolving loan	L + 4.00%	6/3/2024	—	(103)	(143)	—%
KWOR Acquisition, Inc. (dba Worley Claims Services)(4)(5)(22)	Second lien senior secured loan	L + 7.75%	12/3/2026	49,600	48,897	48,608	0.8%
Norvax, LLC (dba GoHealth)(4)(7)(22)	First lien senior secured loan	L + 6.50%	9/15/2025	122,420	120,657	120,584	2.0%
Norvax, LLC (dba GoHealth)(4)(14)(15)(22)	First lien senior secured revolving loan	L + 6.50%	9/13/2024	—	(173)	(184)	—%
RSC Acquisition, Inc (dba Risk Strategies)(4)(7)(22)	First lien senior secured loan	L + 5.50%	10/30/2026	40,783	39,982	39,967	0.7%
RSC Acquisition, Inc (dba Risk Strategies)(4)(14)(15)(22)	First lien senior secured revolving loan	L + 5.50%	10/30/2026	—	(33)	(34)	—%
RSC Acquisition, Inc (dba Risk Strategies)(4)(7)(14)(22)	First lien senior secured delayed draw term loan	L + 5.50%	10/30/2026	2,451	2,191	2,184	—%
THG Acquisition, LLC (dba Hilb)(4)(7)(22)	First lien senior secured loan	L + 5.75%	12/2/2026	60,067	58,579	58,565	1.0%
THG Acquisition, LLC (dba Hilb)(4)(14)(15)(16)(22)	First lien senior secured delayed draw term loan	L + 5.75%	12/2/2021	—	(208)	(211)	—%
THG Acquisition, LLC (dba Hilb)(4)(14)(15)(22)	First lien senior secured revolving loan	L + 5.75%	12/2/2025	—	(138)	(140)	—%

Owl Rock Capital Corporation

Consolidated Schedules of Investments

As of December 31, 2019

(Amounts in thousands, except share amounts)

Company(1)(17)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(3)(24)	Fair Value	Percentage of Net Assets
				513,657	504,504	504,426	8.5%
Internet software and services
Accela, Inc.(4)(7)	First lien senior secured loan	L + 3.25% (1.64% PIK)	9/28/2023	21,714	21,422	21,714	0.4%
Apptio, Inc.(4)(5)(22)	First lien senior secured loan	L + 7.25%	1/10/2025	41,727	40,992	41,205	0.7%
Apptio, Inc.(4)(14)(15)(22)	First lien senior secured revolving loan	L + 7.25%	1/10/2025	—	(47)	(35)	—%
3ES Innovation Inc. (dba Aucerna)(4)(7)(18)(22)	First lien senior secured loan	L + 5.75%	5/13/2025	40,132	39,672	39,329	0.7%
3ES Innovation Inc. (dba Aucerna)(4)(14)(15)(18)(22)	First lien senior secured revolving loan	L + 5.75%	5/13/2025	—	(43)	(78)	—%
Genesis Acquisition Co. (dba Procare Software)(4)(7)(22)	First lien senior secured loan	L + 3.75%	7/31/2024	17,974	17,690	17,614	0.3%
Genesis Acquisition Co. (dba Procare Software)(4)(14)(15)(16)(22)	First lien senior secured delayed draw term loan	L + 3.75%	7/31/2020	—	(36)	(47)	—%
Genesis Acquisition Co. (dba Procare Software)(4)(7)(14)(22)	First lien senior secured revolving loan	L + 3.75%	7/31/2024	923	883	870	—%
IQN Holding Corp. (dba Beeline)(4)(7)(22)	First lien senior secured loan	L + 5.50%	8/20/2024	191,899	189,564	189,501	3.2%
IQN Holding Corp. (dba Beeline)(4)(7)(14)(22)	First lien senior secured revolving loan	L + 5.50%	8/21/2023	7,139	6,892	6,856	0.1%
Lightning Midco, LLC (dba Vector Solutions)(4)(7)(22)	First lien senior secured loan	L + 5.50%	11/21/2025	113,765	112,777	112,058	1.9%
Lightning Midco, LLC (dba Vector Solutions)(4)(9)(14)(16)(22)	First lien senior secured delayed draw term loan	P + 4.50%	11/23/2020	24,788	24,565	24,390	0.4%
Lightning Midco, LLC (dba Vector Solutions)(4)(7)(14)(22)	First lien senior secured revolving loan	L + 5.50%	11/21/2023	8,044	7,940	7,844	0.1%
Litera Bidco LLC(4)(7)(22)	First lien senior secured loan	L + 5.75%	5/29/2026	60,245	59,449	59,490	1.0%
Litera Bidco LLC(4)(14)(15)(22)	First lien senior secured revolving loan	L + 5.75%	5/30/2025	—	(66)	(72)	—%
MINDBODY, Inc.(4)(5)(22)	First lien senior secured loan	L + 7.00%	2/14/2025	57,679	57,168	57,102	1.0%
MINDBODY, Inc.(4)(14)(15)(22)	First lien senior secured revolving loan	L + 7.00%	2/14/2025	—	(52)	(61)	—%
Trader Interactive, LLC (fka Dominion Web Solutions, LLC)(4)(5)(22)	First lien senior secured loan	L + 6.50%	6/17/2024	133,936	132,603	132,597	2.2%
Trader Interactive, LLC (fka Dominion Web Solutions, LLC)(4)(14)(15)(22)	First lien senior secured revolving loan	L + 6.50%	6/15/2023	—	(56)	(64)	—%
				719,965	711,317	710,213	12.0%
Leisure and entertainment

Owl Rock Capital Corporation

Consolidated Schedules of Investments

As of December 31, 2019

(Amounts in thousands, except share amounts)

Company(1)(17)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(3)(24)	Fair Value	Percentage of Net Assets
Troon Golf, L.L.C.(4)(7)(11)(13)(22)	First lien senior secured term loan A and B	L + 5.50% (TLA: L + 3.5%; TLB: L + 5.98%)	3/29/2025	177,718	175,774	177,718	3.0%
Troon Golf, L.L.C.(4)(14)(15)(22)	First lien senior secured revolving loan	L + 5.50%	3/29/2025	—	(135)	—	—%
				177,718	175,639	177,718	3.0%
Manufacturing
Ideal Tridon Holdings, Inc.(4)(7)(22)	First lien senior secured loan	L + 5.75%	7/31/2024	55,651	54,894	55,373	0.9%
Ideal Tridon Holdings, Inc.(4)(7)(14)(16)(22)	First lien senior secured delayed draw term loan	L + 5.75%	12/25/2020	524	511	522	—%
Ideal Tridon Holdings, Inc.(4)(5)(14)(22)	First lien senior secured revolving loan	L + 5.75%	7/31/2023	327	262	298	—%
MHE Intermediate Holdings, LLC(dba Material Handling Services)(4)(7)(22)	First lien senior secured delayed draw term loan	L + 5.00%	3/10/2024	23,933	23,727	23,455	0.4%
PHM Netherlands Midco B.V. (dba Loparex)(4)(7)(22)	Second lien senior secured loan	L + 8.75%	8/2/2027	112,000	104,427	103,880	1.8%
Professional Plumbing Group, Inc.(4)(7)(22)	First lien senior secured loan	L + 6.75%	4/16/2024	52,213	51,612	51,038	0.9%
Professional Plumbing Group, Inc.(4)(7)(14)(22)	First lien senior secured revolving loan	L + 6.75%	4/16/2023	6,643	6,555	6,364	0.1%
Safety Products/JHC Acquisition Corp.(dba Justrite Safety Group)(4)(5)(22)	First lien senior secured loan	L + 4.50%	6/28/2026	13,480	13,354	13,278	0.2%
Safety Products/JHC Acquisition Corp.(dba Justrite Safety Group)(4)(5)(14)(16)(22)	First lien senior secured delayed draw term loan	L + 4.50%	6/28/2021	729	713	704	—%
				265,500	256,055	254,912	4.3%
Oil and gas
Black Mountain Sand Eagle Ford LLC(4)(7)(22)	First lien senior secured loan	L + 8.25%	8/17/2022	88,246	87,574	87,805	1.5%
Project Power Buyer, LLC (dba PEC-Veriforce)(4)(7)(22)	First lien senior secured loan	L + 5.75%	5/14/2026	32,773	32,392	32,199	0.5%
Project Power Buyer, LLC (dba PEC-Veriforce)(4)(14)(15)(22)	First lien senior secured revolving loan	L + 5.75%	5/14/2025	—	(36)	(56)	—%
Zenith Energy U.S. Logistics Holdings, LLC(4)(5)(22)	First lien senior secured loan	L + 5.50%	12/20/2024	85,365	84,022	82,804	1.4%
				206,384	203,952	202,752	3.4%
Professional services
AmSpec Services Inc.(4)(7)(22)	First lien senior secured loan	L + 6.25%	7/2/2024	112,542	110,882	110,292	1.8%
AmSpec Services Inc.(4)(9)(14)(22)	First lien senior secured revolving loan	P + 4.25%	7/2/2024	5,423	5,233	5,134	0.1%
Cardinal US Holdings, Inc.(4)(7)(18)(22)	First lien senior secured loan	L + 5.00%	7/31/2023	90,196	87,114	90,196	1.5%
DMT Solutions Global Corporation(4)(7)(22)	First lien senior secured loan	L + 7.00%	7/2/2024	51,800	50,142	50,376	0.8%
GC Agile Holdings Limited (dba Apex Fund Services)(4)(7)(18)(22)	First lien senior secured loan	L + 7.00%	6/15/2025	160,486	157,898	157,275	2.6%

Owl Rock Capital Corporation

Consolidated Schedules of Investments

As of December 31, 2019

(Amounts in thousands, except share amounts)

Company(1)(17)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(3)(24)	Fair Value	Percentage of Net Assets
GC Agile Holdings Limited (dba Apex Fund Services)(4)(14)(15)(18)(22)	First lien senior secured revolving loan	L + 7.00%	6/15/2023	—	(230)	(208)	—%
Gerson Lehrman Group, Inc.(4)(5)(22)	First lien senior secured loan	L + 4.25%	12/12/2024	306,813	304,206	302,978	5.1%
Gerson Lehrman Group, Inc.(4)(14)(15)(22)	First lien senior secured revolving loan	L + 4.25%	12/12/2024	—	(178)	(270)	—%
				727,260	715,067	715,773	11.9%
Specialty retail
BIG Buyer, LLC(4)(7)(22)	First lien senior secured loan	L + 6.50%	11/20/2023	50,459	49,486	49,323	0.8%
BIG Buyer, LLC(4)(14)(15)(16)(22)	First lien senior secured delayed draw term loan	L + 6.50%	12/18/2020	-	(195)	(56)	—%
BIG Buyer, LLC(4)(14)(15)(22)	First lien senior secured revolving loan	L + 6.50%	11/20/2023	-	(93)	(84)	—%
EW Holdco, LLC (dba European Wax)(4)(5)(22)	First lien senior secured loan	L + 4.50%	9/25/2024	72,018	71,415	71,478	1.2%
Galls, LLC(4)(6)(22)	First lien senior secured loan	L + 6.25%	1/31/2025	90,999	90,112	89,406	1.5%
Galls, LLC(4)(5)(14)(22)	First lien senior secured revolving loan	L + 6.25%	1/31/2024	21,880	21,598	21,431	0.4%
Galls, LLC(4)(6)(14)(16)(22)	First lien senior secured delayed draw term loan	L + 6.25%	1/31/2020	10,368	9,939	10,187	0.2%
				245,724	242,262	241,685	4.1%
Telecommunications
DB Datacenter Holdings Inc.(4)(5)(22)	Second lien senior secured loan	L + 8.00%	4/3/2025	47,409	46,826	46,934	0.8%
				47,409	46,826	46,934	0.8%
Transportation
Lazer Spot G B Holdings, Inc.(4)(5)(22)	First lien senior secured loan	L + 6.00%	12/9/2025	133,200	130,892	130,896	2.2%
Lazer Spot G B Holdings, Inc.(4)(14)(15)(16)(22)	First lien senior secured delayed draw term loan	L + 6.00%	6/9/2021	-	(49)	(64)	—%
Lazer Spot G B Holdings, Inc.(4)(7)(14)(22)	First lien senior secured revolving loan	L + 6.00%	12/9/2025	2,147	1,683	1,682	—%
Lytx, Inc.(4)(5)(22)	First lien senior secured loan	L + 6.75%	8/31/2023	43,688	42,797	43,688	0.7%
Lytx, Inc.(4)(14)(15)(22)	First lien senior secured revolving loan	L + 6.75%	8/31/2022	—	(33)	—	—%
Motus, LLC and Runzheimer International LLC(4)(7)(11)(22)	First lien senior secured loan	L + 6.33%	1/17/2024	58,300	57,240	57,717	1.0%
				237,335	232,530	233,919	3.9%
Total non-controlled/non-affiliated portfolio company debt investments				8,873,404	8,727,305	8,698,273	145.5%

Equity Investments
Food and beverage
CM7 Restaurant Holdings, LLC(22)(23)	LLC Interest	N/A	N/A	340	340	324	—%

Owl Rock Capital Corporation

Consolidated Schedules of Investments

As of December 31, 2019

(Amounts in thousands, except share amounts)

Company(1)(17)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(3)(24)	Fair Value	Percentage of Net Assets
H-Food Holdings, LLC(22)(23)	LLC Interest	N/A	N/A	10,875	10,875	11,103	0.2%
				11,215	11,215	11,427	0.2%
Total non-controlled/non-affiliated portfolio company equity investments				11,215	11,215	11,427	0.2%
Total non-controlled/non-affiliated portfolio company investments				8,884,619	8,738,520	8,709,700	145.7%

Controlled/affiliated portfolio company investments
Equity Investments
Financial services
Wingspire Capital Holdings LLC(14)(19)(21)(23)		N/A	N/A	1,448	1,448	1,448	—%
				1,448	1,448	1,448	—%
Investment funds and vehicles
Sebago Lake LLC(12)(18)(19)(21)(23)		N/A	N/A	88,888	88,888	88,077	1.5%
				88,888	88,888	88,077	1.5%
Total controlled/affiliated portfolio company investments				90,336	90,336	89,525	1.5%
Total Investments				$8,974,955	$8,828,856	$8,799,225	147.2%

	Interest Rate Swaps as of December 31, 2019
	Company Receives	Company Pays	Maturity Date	Notional Amount	Hedged Instrument	Footnote Reference
Interest rate swap	4.75%	L + 2.545%	12/21/2021	$150,000	2023 Notes	Note 6
Interest rate swap	5.25%	L + 2.937%	4/10/2024	400,000	2024 Notes	Note 6
Total				$550,000

________________

(1)	Certain portfolio company investments are subject to contractual restrictions on sales.
(2)	Unless otherwise indicated, all investments are considered Level 3 investments.
(3)	The amortized cost represents the original cost adjusted for the amortization of discounts and premiums, as applicable, on debt investments using the effective interest method.
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

(5)	The interest rate on these loans is subject to 1 month LIBOR, which as of December 31, 2019 was 1.8%.
(6)	The interest rate on these loans is subject to 2 month LIBOR, which as of December 31, 2019 was 1.8%.
(7)	The interest rate on these loans is subject to 3 month LIBOR, which as of December 31, 2019 was 1.9%.
(8)	The interest rate on this loan is subject to 3 month Canadian Dollar Offered Rate (“CDOR” or “C”), which as of December 31, 2019 was 2.1%.
(9)	The interest rate on these loans is subject to Prime, which as of December 31, 2019 was 4.75%.
(10)	The interest rate on this loan is subject to 3 month EURIBOR, which as of December 31, 2019 was (0.4)%.
(11)

The Company may be entitled to receive additional interest as a result of an arrangement with other lenders in the syndication. In exchange for the higher interest rate, the “last-out” portion is at a greater risk of loss.

(12)	Investment measured at NAV.
(13)

The first lien term loan is comprised of two components: Term Loan A and Term Loan B. The Company's Term Loan A and Term Loan B principal amounts are $34.4 million and $143.3 million, respectively. Both Term Loan A and Term Loan B have the same maturity date. Interest disclosed reflects the blended rate of the first lien term loan. The Term Loan A represents a ‘first out’ tranche and the Term Loan B represents a ‘last out’ tranche. The ‘first out’ tranche has priority as to the ‘last out’ tranche with respect to payments of principal, interest and any amounts due thereunder.

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

Owl Rock Capital Corporation

Consolidated Schedules of Investments

As of December 31, 2019

(Amounts in thousands, except share amounts)

(17)

Unless otherwise indicated, the Company’s portfolio companies are pledged as collateral supporting the amounts outstanding under the Revolving Credit Facility, SPV Asset Facilities and CLOs. See Note 6 “Debt”.

(18)

This portfolio company is not a qualifying asset under Section 55(a) of the 1940 Act. Under the 1940 Act, the Company may not acquire any non-qualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of total assets. As of December 31, 2019, non-qualifying assets represented 5.9% of total assets as calculated in accordance with the regulatory requirements.

(19)

As defined in the 1940 Act, the Company is deemed to be both an "Affiliated Person" and has "Control" of this portfolio company as the Company owns more than 25% of the portfolio company's outstanding voting securities or has the power to exercise control over management or policies of such portfolio company (including through a management agreement). The Company’s investment in affiliates for the year ended December 31, 2019, were as follows:

($ in thousands)	Fair value as of December 31, 2018	Gross Additions	Gross Reductions	Change in Unrealized Gains (Losses)	Fair value as of December 31, 2019	Dividend Income	Other Income
Controlled Affiliates
Sebago Lake LLC	$86,622	$—	$(2,250)	$3,705	$88,077	$10,046	$—
Wingspire Capital Holdings LLC	—	1,448	—	—	1,448	—	—
Total Controlled Affiliates	$86,622	$1,448	$(2,250)	$3,705	$89,525	$10,046	$—

(20)	Level 2 investment.
(21)	Investment is not pledged as collateral for the credit facilities.
(22)

Represents co-investment made with the Company’s affiliates in accordance with the terms of the exemptive relief that the Company received from the U.S. Securities and Exchange Commission. See Note 3 “Agreements and Related Party Transactions.”

(23)

Security acquired in transaction exempt from registration under the Securities Act and may be deemed to be “restricted securities” under the Securities Act. As of December 31, 2019, the aggregate fair value of these securities is $101.0 million or 1.7% of the Company’s net assets. The acquisition dates of the restricted securities are as follows:

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

* Refer to Note 4 “Investments – Sebago Lake LLC,” for further information.

** Refer to Note 3 “Agreements and Related Party Transactions – Controlled/Affiliated Portfolio Companies”.

(24)

As of December 31, 2019, the net estimated unrealized loss for U.S. federal income tax purposes was $40.2 million based on a tax cost basis of $8.8 billion. As of December 31, 2019, the estimated aggregate gross unrealized loss for U.S. federal income tax purposes was $64.4 million and the estimated aggregate gross unrealized gain for U.S. federal income tax purposes was $24.2 million.

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

Owl Rock Capital Corporation

Consolidated Statements of Changes in Net Assets

(Amounts in thousands)

	For the Years Ended December 31,
	2019	2018	2017
Increase (Decrease) in Net Assets Resulting from Operations
Net investment income (loss)	$498,906	$245,522	$93,790
Net change in unrealized gain (loss)	(3,752)	(43,646)	9,211
Net realized gain (loss)	2,847	367	739
Net Increase (Decrease) in Net Assets Resulting from Operations	498,001	202,243	103,740
Distributions
Distributions declared from earnings(1)	(473,769)	(232,083)	(100,546)
Net Decrease in Net Assets Resulting from Shareholders' Distributions	(473,769)	(232,083)	(100,546)
Capital Share Transactions
Issuance of common shares, net of offering and underwriting costs	2,494,439	1,724,864	749,933
Reinvestment of distributions	193,767	97,242	38,927
Net Increase in Net Assets Resulting from Capital Share Transactions	2,688,206	1,822,106	788,860
Total Increase in Net Assets	2,712,438	1,792,266	792,054
Net Assets, at beginning of period	3,264,845	1,472,579	680,525
Net Assets, at end of period	$5,977,283	$3,264,845	$1,472,579

________________

(1)	For the years ended December 31, 2019, 2018 and 2017, distributions declared from earnings were derived from net investment income.

The accompanying notes are an integral part of these consolidated financial statements.

Owl Rock Capital Corporation

Consolidated Statements of Cash Flows

(Amounts in thousands)

	For the Years Ended December 31,
	2019	2018	2017
Cash Flows from Operating Activities
Net Increase (Decrease) in Net Assets Resulting from Operations	$498,001	$202,243	$103,740
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash used in operating activities:
Purchases of investments, net	(4,470,540)	(4,722,938)	(1,944,628)
Proceeds from investments and investment repayments, net	1,505,214	1,311,832	542,814
Net amortization of discount on investments	(34,236)	(23,798)	(7,187)
Payment-in-kind interest	(16,096)	(3,393)	(3,406)
Net change in unrealized (gain) loss on investments	3,530	43,513	(9,211)
Net change in unrealized (gains) losses on translation of assets and liabilities in foreign currencies	222	133	—
Net realized (gain) loss on investments	(2,633)	(234)	(739)
Net realized (gain) loss on foreign currency transactions relating to investments	868	—	—
Amortization of debt issuance costs	12,152	5,333	2,616
Amortization of offering costs	—	1,408	848
Changes in operating assets and liabilities:
(Increase) decrease in receivable for investments sold	(9,250)	19,900	(19,900)
(Increase) decrease in interest receivable	(27,952)	(20,696)	(5,635)
(Increase) decrease in receivable from a controlled affiliate	5,625	(4,597)	(3,503)
(Increase) decrease in prepaid expenses and other assets	(16,748)	(1,124)	(132)
Increase (decrease) in management fee payable	2,207	2,897	6,587
Increase (decrease) in payables to affiliate	2,928	517	470
Increase (decrease) in payables for investments purchased	(3,180)	3,180	—
Increase (decrease) in fair value of interest rate swap attributed to unsecured notes	14,031	—	—
Increase (decrease) in accrued expenses and other liabilities	8,774	13,954	2,541
Net cash used in operating activities	(2,527,083)	(3,171,870)	(1,334,725)
Cash Flows from Financing Activities
Borrowings on debt	4,755,376	3,847,915	2,508,300
Payments on debt	(4,277,422)	(2,187,700)	(2,071,300)
Debt issuance costs	(34,119)	(15,101)	(12,090)
Proceeds from issuance of common shares (net of underwriting costs)	2,495,850	1,724,864	749,933
Offering costs paid	(1,939)	(541)	(1,326)
Cash distributions paid to shareholders	(221,107)	(90,035)	(28,074)
Net cash provided by financing activities	2,716,639	3,279,402	1,145,443
Net increase (decrease) in cash and restricted cash (restricted cash of $1,574, $3,375 and $2,638, respectively)	189,556	107,532	(189,282)
Cash and restricted cash, beginning of period (restricted cash of $6,013 and $2,638 and $0, respectively)	127,603	20,071	209,353
Cash and restricted cash, end of period (restricted cash of $7,587, $6,013 and $2,638, respectively)	$317,159	$127,603	$20,071

Owl Rock Capital Corporation

Consolidated Statements of Cash Flows - Continued

(Amounts in thousands)

	For the Years Ended December 31,
	2019	2018	2017
Supplemental and Non-Cash Information
Interest paid during the period	$110,780	$59,597	$21,266
Distributions declared during the period	$473,769	$232,083	$100,546
Reinvestment of distributions during the period	$193,767	$97,242	$38,927
Distributions Payable	$137,245	$78,350	$33,545
Receivable for investments sold	$9,250	$—	$19,900
Excise taxes paid	$1,100	$210	$352

The accompanying notes are an integral part of these consolidated financial statements.

Owl Rock Capital Corporation

Notes to Consolidated Financial Statements

Note 1. Organization

Owl Rock Capital Corporation (the “Company”) is a Maryland corporation formed on October 15, 2015. The Company was formed primarily to originate and make loans to, and make debt and equity investments in, U.S. middle market companies. The Company invests in senior secured or unsecured loans, subordinated loans or mezzanine loans and, to a lesser extent, equity and equity-related securities including warrants, preferred stock and similar forms of senior equity, which may or may not be convertible into a portfolio company’s common equity. The Company’s investment objective is to generate current income and to a lesser extent, capital appreciation by targeting investment opportunities with favorable risk-adjusted returns.

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

Investments at Fair Value

Investment transactions are recorded on the trade date. Realized gains or losses are measured by the difference between the net proceeds received and the amortized cost basis of the investment using the specific identification method without regard to unrealized gains or losses previously recognized, and include investments charged off during the period, net of recoveries. The net change in

F-27

Owl Rock Capital Corporation

Notes to Consolidated Financial Statements - Continued

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

Owl Rock Capital Corporation

Notes to Consolidated Financial Statements - Continued

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

Financial and Derivative Instruments

Pursuant to ASC 815 Derivatives and Hedging, further clarified by the FASB’s issuance of the Accounting Standards Update (“ASU”) No. 2017-12, Derivatives and Hedging, which was adopted early in 2017 by the Company, all derivative instruments entered into by the Company are designated as hedging instruments. For all derivative instruments designated as a hedge, the entire change in the fair value of the hedging instrument shall be recorded in the same line item of the Consolidated Statements of Operations as the hedged item. The Company’s derivative instruments are used to hedge the Company’s fixed rate debt, and therefore both the periodic payment and the change in fair value for the effective hedge, if applicable, will be recognized as components of interest expense in the Consolidated Statements of Operations. Fair value is estimated by discounting remaining payments using applicable current market rates, or market quotes, if available.

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

Loans are generally placed on non-accrual status when there is reasonable doubt that principal or interest will be collected in full. Accrued interest is generally reversed when a loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment regarding collectability. Non-accrual loans are restored to accrual status when past due principal and interest is paid current and, in management’s judgment, are likely to remain current. Management may make exceptions to this treatment and determine to not place a loan on non-accrual status if the loan has sufficient collateral value and is in the process of collection. As of December 31, 2019, no investments are on non-accrual status.

Owl Rock Capital Corporation

Notes to Consolidated Financial Statements - Continued

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

Owl Rock Capital Corporation

Notes to Consolidated Financial Statements - Continued

The Company evaluates tax positions taken or expected to be taken in the course of preparing its consolidated financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions not deemed to meet the “more-likely-than-not” threshold are reserved and recorded as a tax benefit or expense in the current year. All penalties and interest associated with income taxes are included in income tax expense. Conclusions regarding tax positions are subject to review and may be adjusted at a later date based on factors including, but not limited to, on-going analyses of tax laws, regulations and interpretations thereof. There were no material uncertain tax positions through December 31, 2019 and 2018. The 2016 through 2018 tax years remain subject to examination by U.S. federal, state and local tax authorities.

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

Consolidation

As provided under Regulation S-X and ASC Topic 946 - Financial Services - Investment Companies, the Company will generally not consolidate its investment in a company other than a wholly-owned investment company or controlled operating company whose business consists of providing services to the Company. Accordingly, the Company consolidated the accounts of the Company's wholly-owned subsidiaries that meet the aforementioned criteria in its consolidated financial statements.  All significant intercompany balances and transactions have been eliminated in consolidation.

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

Owl Rock Capital Corporation

Notes to Consolidated Financial Statements - Continued

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

The Company has adopted the aforementioned guidance and they did not have a material impact on the Company’s consolidated financial statements.

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

On February 19, 2020, the Board approved to extend the Administration Agreement. Unless earlier terminated as described below, the Administration Agreement will remain in effect from year to year thereafter if approved annually by (1) the vote of the Board, or by the vote of a majority of its outstanding voting securities, and (2) the vote of a majority of the Company’s directors who are not “interested persons” of the Company, of the Adviser or of any of their respective affiliates, as defined in the 1940 Act. The Administration Agreement may be terminated at any time, without the payment of any penalty, on 60 days’ written notice, by the vote of a majority of the outstanding voting securities of the Company, or by the vote of the Board or by the Adviser.

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

For the years ended December 31, 2019, 2018 and 2017, the Company incurred expenses of approximately $6.7 million, $3.7 million and $3.3 million, respectively, for costs and expenses reimbursable to the Adviser under the terms of the Administration Agreement.

Investment Advisory Agreement

On March 1, 2016, the Company entered into the Original Investment Advisory Agreement with the Adviser. On February 27, 2019, the Board determined to amend and restate the Original Investment Advisory Agreement (as amended and restated, the "Investment Advisory Agreement") to reduce the fees that the Company will pay the Adviser following the listing of the Company's common stock on a national securities exchange (an "Exchange Listing"), which includes the IPO. Under the terms of the Investment Advisory Agreement, the Adviser is responsible for managing the Company’s business and activities, including sourcing investment opportunities, conducting research, performing diligence on potential investments, structuring its investments, and monitoring its portfolio companies on an ongoing basis through a team of investment professionals.

The Adviser’s services under the Investment Advisory Agreement are not exclusive, and it is free to furnish similar services to other entities so long as its services to the Company are not impaired.

Owl Rock Capital Corporation

Notes to Consolidated Financial Statements - Continued

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

The management fee is payable quarterly in arrears. Prior to July 18, 2019 (the “Listing Date”), the management fee was payable at an annual rate of 0.75% of the Company’s (i) average gross assets, excluding cash and cash equivalents but including assets purchased with borrowed amounts, at the end of the Company’s two most recently completed calendar quarters plus (ii) the average of any remaining unfunded Capital Commitments at the end of the two most recently completed calendar quarters.

Following the Listing Date, the management fee is payable at an annual rate of 1.5% of the Company’s average gross assets excluding cash and cash equivalents but including assets purchased with borrowed amounts, at the end of the two most recently completed calendar quarters. The management fee for any partial month or quarter, as the case may be, will be appropriately prorated and adjusted for any share issuances or repurchases during the relevant calendar months or quarters, as the case may be.

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

For the year ended December 31, 2019, management fees, net of $28.3 million in management fee waivers, were $61.7 million. For the years ended December 31, 2018 and 2017, management fees were $52.1 million and $31.1 million, respectively

Pursuant to the Investment Advisory Agreement, the Adviser was not entitled to an incentive fee prior to the Listing Date.

Following the Listing Date, the incentive fee consists of two components that are independent of each other, with the result that one component may be payable even if the other is not. A portion of the incentive fee is based on the Company’s pre-incentive fee net investment income and a portion is based on the Company’s capital gains. The portion of the incentive fee based on pre-incentive fee net investment income is determined and paid quarterly in arrears commencing with the first calendar quarter following the Listing Date, and equals 100% of the pre-incentive fee net investment income in excess of a 1.5% quarterly “hurdle rate,” until the Adviser has received 17.5% of the total pre-incentive fee net investment income for that calendar quarter and, for pre-incentive fee net investment income in excess of 1.82% quarterly, 17.5% of all remaining pre-incentive fee net investment income for that calendar quarter.

The second component of the incentive fee, the capital gains incentive fee, payable at the end of each calendar year in arrears, equals 17.5% of cumulative realized capital gains from the Listing Date to the end of each calendar year, less cumulative realized capital losses and unrealized capital depreciation from the Listing Date to the end of each calendar year, less the aggregate amount of any previously paid capital gains incentive fee for prior periods. In no event will the capital gains incentive fee payable pursuant to the Investment Advisory Agreement be in excess of the amount permitted by the Advisers Act of 1940, as amended, including Section 205 thereof.

While the Investment Advisory Agreement neither includes nor contemplates the inclusion of unrealized gains in the calculation of the capital gains incentive fee, as required by U.S. GAAP, the Company accrues capital gains incentive fees on unrealized gains. This accrual reflects the incentive fees that would be payable to the Adviser if the Company’s entire investment portfolio was liquidated at its fair value as of the balance sheet date even though the Adviser is not entitled to an incentive fee with respect to unrealized gains unless and until such gains are actually realized.

Owl Rock Capital Corporation

Notes to Consolidated Financial Statements - Continued

On February 27, 2019, the Adviser agreed at all times prior to the fifteen-month anniversary of an Exchange Listing (which includes the IPO), to waive the entire incentive fee (including, for the avoidance of doubt, both the portion of the incentive fee based on the Company’s income and the capital gains incentive fee).

For the year ended December 31, 2019, due to the fee waiver of $45.1 million, the Company did not incur any performance based incentive fees on net investment income. There was no performance based incentive fees on net investment income for the years ended and December 31, 2018 and 2017.

For the year ended December 31, 2019, the Company did not accrue capital gains based incentive fees (net of waivers). There was no capital gains based incentive fees for the years ended and December 31, 2018 and 2017.

Any portion of the management fee, incentive fee on net investment income and capital gains based incentive fee waived shall not be subject to recoupment.

Affiliated Transactions

The Company may be prohibited under the 1940 Act from participating in certain transactions with its affiliates without prior approval of the directors who are not interested persons, and in some cases, the prior approval of the SEC.  The Company, the Adviser and certain of their affiliates have been granted exemptive relief by the SEC for the Company to co-invest with other funds managed by the Adviser or its affiliates in a manner consistent with the Company’s investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors. Pursuant to such exemptive relief, the Company generally is permitted to co-invest with certain of its affiliates if a “required majority” (as defined in Section 57(o) of the 1940 Act) of the Board make certain conclusions in connection with a co-investment transaction, including that (1) the terms of the transaction, including the consideration to be paid, are reasonable and fair to the Company and its shareholders and do not involve overreaching of the Company or its shareholders on the part of any person concerned, (2) the transaction is consistent with the interests of the Company’s shareholders and is consistent with its investment objective and strategies, and (3) the investment by its affiliates would not disadvantage the Company, and the Company’s participation would not be on a basis different from or less advantageous than that on which its affiliates are investing. The Adviser is under common control with Owl Rock Technology Advisors LLC (“ORTA”) and Owl Rock Capital Private Fund Advisors LLC (“ORPFA”), which are also investment advisers and indirect subsidiaries of Owl Rock Capital Partners. The Adviser, ORTA and ORPFA are referred to as the “Owl Rock Advisers” and together with Owl Rock Capital Partners are referred to, collectively, as “Owl Rock.” Owl Rock Advisers’ allocation policy seeks to ensure equitable allocation of investment opportunities between the Company, Owl Rock Capital Corporation II, a BDC advised by the Adviser, Owl Rock Technology Finance Corp., a BDC advised by ORTA, and other funds managed by the Adviser or its affiliates. As a result of exemptive relief, there could be significant overlap in the Company’s investment portfolio and the investment portfolio of Owl Rock Capital Corporation II, Owl Rock Technology Finance Corp. and/or other funds established by the Adviser or its affiliates that could avail themselves of the exemptive relief.

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

Owl Rock Capital Corporation

Notes to Consolidated Financial Statements - Continued

The Company has made investments in two controlled/affiliated companies, Sebago Lake and Wingspire. For further description of Sebago Lake, see “Note 4. Investments”. Wingspire conducts its business through an indirectly owned subsidiary, Wingspire Capital LLC. Wingspire is an independent diversified direct lender focused on providing asset-based commercial finance loans and related senior secured loans to U.S.-based middle market borrowers. Wingspire offers a wide variety of asset-based financing solutions to businesses in an array of industries, including revolving credit facilities, machinery and equipment term loans, real estate term loans, first-in/last-out tranches, cash flow term loans, and opportunistic / bridge financings. The addition of Wingspire to the portfolio allows ORCC to participate in an asset class that offers differentiated yield with full collateral packages and covenants. Wingspire is led by a seasoned team of commercial finance veterans. The Company committed $50 million to Wingspire on September 24, 2019. The Company does not consolidate its equity interest in Wingspire.

Note 4. Investments

The information in the tables below is presented on an aggregate portfolio basis, without regard to whether they are non-controlled non-affiliated, non-controlled affiliated or controlled affiliated investments.

Investments at fair value and amortized cost consisted of the following as of December 31, 2019 and 2018:

	December 31, 2019		December 31, 2018
($ in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
First-lien senior secured debt investments	$7,136,866	$7,113,356	$4,566,573	$4,554,835
Second-lien senior secured debt investments	1,590,439	1,584,917	1,119,507	1,109,366
Unsecured debt investments	—	—	23,000	22,183
Equity investments(1)	12,663	12,875	11,215	11,063
Investment funds and vehicles(2)	88,888	88,077	91,138	86,622
Total Investments	$8,828,856	$8,799,225	$5,811,433	$5,784,069

________________

(1)	Includes equity investment in Wingspire.
(2)	Includes equity investment in Sebago Lake. See below, within Note 4, for more information regarding Sebago Lake.

Owl Rock Capital Corporation

Notes to Consolidated Financial Statements - Continued

The industry composition of investments based on fair value as of December 31, 2019 and 2018 was as follows:

	December 31, 2019	December 31, 2018
Advertising and media	2.6%	4.2%
Aerospace and defense	3.3	—
Automotive	1.7	2.6
Buildings and real estate	6.6	5.2
Business services	5.4	7.6
Chemicals	2.6	1.7
Consumer products	2.7	1.8
Containers and packaging	2.1	0.7
Distribution	8.6	10.6
Education	3.5	3.0
Energy equipment and services	0.2	1.6
Financial services (1)	1.6	1.9
Food and beverage	7.2	8.4
Healthcare providers and services	8.3	6.5
Healthcare technology	3.4	0.7
Household products	1.5	0.9
Infrastructure and environmental services	2.7	3.4
Insurance	5.7	0.6
Internet software and services	8.1	9.5
Investment funds and vehicles (2)	1.0	1.5
Leisure and entertainment	2.0	3.8
Manufacturing	2.9	1.8
Oil and gas	2.3	4.9
Professional services	8.1	11.4
Specialty retail	2.7	2.8
Telecommunications	0.5	0.6
Transportation	2.7	2.3
Total	100.0%	100.0%

________________

(1)	Includes equity investment in Wingspire.
(2)	Includes equity investment in Sebago Lake. See below, within Note 4, for more information regarding Sebago Lake.

The geographic composition of investments based on fair value as of December 31, 2019 and 2018 was as follows:

	December 31, 2019	December 31, 2018
United States:
Midwest	19.5%	17.3%
Northeast	18.7	22.0
South	42.8	36.7
West	15.3	20.1
Belgium	1.0	1.6
Canada	0.9	0.9
United Kingdom	1.8	1.4
Total	100.0%	100.0%

Sebago Lake LLC

Sebago Lake, a Delaware limited liability company, was formed as a joint venture between the Company and The Regents of the University of California (“Regents”) and commenced operations on June 20, 2017. Sebago Lake’s principal purpose is to make investments, primarily in senior secured loans that are made to middle-market companies or in broadly syndicated loans. Both the Company and Regents (the “Members”) have a 50% economic ownership in Sebago Lake. Except under certain circumstances,

Owl Rock Capital Corporation

Notes to Consolidated Financial Statements - Continued

contributions to Sebago Lake cannot be redeemed. Each of the Members initially agreed to contribute up to $100 million to Sebago Lake. On July 26, 2018, each of the Members increased their contribution to Sebago Lake up to an aggregate of $125 million. As of December 31, 2019, each Member has funded $88.9 million of their $125 million commitments. Sebago Lake is managed by the Members, each of which have equal voting rights. Investment decisions must be approved by each of the Members.

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

As of December 31, 2019 and 2018, Sebago Lake had total investments in senior secured debt at fair value of $478.5 million and $531.5 million, respectively. The determination of fair value is in accordance with ASC 820; however, such fair value is not included in the Board’s valuation process described herein. The following table is a summary of Sebago Lake’s portfolio as well as a listing of the portfolio investments in Sebago Lake’s portfolio as of December 31, 2019 and 2018:

($ in thousands)	December 31, 2019	December 31, 2018
Total senior secured debt investments(1)	$484,439	$545,553
Weighted average spread over LIBOR(1)	4.56%	4.66%
Number of portfolio companies	16	16
Largest funded investment to a single borrower(1)	$50,000	$49,768

________________

(1)	At par.

Owl Rock Capital Corporation

Notes to Consolidated Financial Statements - Continued

Sebago Lake's Portfolio as of December 31, 2019 ($ in thousands)
Company(1)(2)(4)(5)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(3)	Fair Value	Percentage of Members' Equity
Debt Investments
Aerospace and defense
Applied Composites Holdings, LLC (fka AC&A Enterprises Holdings, LLC)(7)	First lien senior secured loan	L + 5.25%	12/21/2023	$35,188	$34,690	$34,805	19.8%
Applied Composites Holdings, LLC (fka AC&A Enterprises Holdings, LLC)(9)(10)(12)	First lien senior secured revolving loan	L + 5.25%	12/21/2022	—	(36)	(31)	—%
Bleriot US Bidco Inc.(7)	First lien senior secured term loan	L + 4.75%	10/31/2026	12,973	12,844	12,843	7.3%
Bleriot US Bidco Inc.(9)(10)(11)(12)	First lien senior secured delayed draw term loan	L + 4.75%	10/31/2020	—	(20)	(20)	—%
Dynasty Acquisition Co., Inc. (dba StandardAero Limited)(7)	First lien senior secured loan	L + 4.00%	4/4/2026	39,900	39,717	39,707	22.6%
				88,061	87,195	87,304	49.7%
Education
Spring Education Group, Inc. (fka SSH Group Holdings, Inc.)(7)	First lien senior secured loan	L + 4.25%	7/30/2025	34,562	34,475	34,488	19.5%
Food and beverage
DecoPac, Inc.(7)	First lien senior secured loan	L + 4.25%	9/30/2024	20,561	20,489	20,561	11.7%
DecoPac, Inc.(9)(10)(12)	First lien senior secured revolving loan	L + 4.25%	9/29/2023	—	(11)	—	—%
FQSR, LLC (dba KBP Investments)(7)	First lien senior secured loan	L + 5.50%	5/14/2023	24,507	24,246	24,236	13.7%
FQSR, LLC (dba KBP Investments)(7)(9)(11)	First lien senior secured delayed draw term loan	L + 5.50%	9/10/2021	8,373	8,075	8,115	4.6%
Give & Go Prepared Foods Corp.(7)	First lien senior secured loan	L + 4.25%	7/29/2023	24,438	24,398	23,093	13.0%
Sovos Brands Intermediate, Inc.(6)	First lien senior secured loan	L + 5.00%	11/20/2025	44,550	44,171	44,143	25.1%
				122,429	121,368	120,148	68.1%
Healthcare equipment and services
Cadence, Inc.(6)	First lien senior secured loan	L + 4.50%	5/21/2025	27,266	26,727	26,749	15.2%
Cadence, Inc.(9)(10)(12)	First lien senior secured revolving loan	L + 4.50%	5/21/2025	—	(124)	(139)	(0.1)%
				27,266	26,603	26,610	15.1%
Healthcare technology
VVC Holdings Corp. (dba Athenahealth, Inc.)(7)(8)	First lien senior secured loan	L + 4.50%	2/11/2026	19,850	19,491	19,925	11.3%
Infrastructure and environmental services
CHA Holding, Inc.(7)	First lien senior secured loan	L + 4.50%	4/10/2025	29,816	29,709	29,694	16.8%
Insurance
Integro Parent Inc.(6)	First lien senior secured loan	L + 5.75%	10/28/2022	30,520	30,416	30,224	17.2%
Integro Parent Inc.(9)(10)(12)	First lien senior secured revolving loan	L + 4.50%	10/30/2021	—	(16)	(54)	—%
USRP Holdings, Inc. (dba U.S. Retirement and Benefits Partners)(7)	First lien senior secured loan	L + 4.25%	3/29/2025	34,475	33,800	33,406	19.0%
USRP Holdings, Inc. (dba U.S. Retirement and Benefits Partners)(7)(9)(12)	First lien senior secured revolving loan	L + 4.25%	3/29/2023	1,875	1,754	1,690	1.0%

Owl Rock Capital Corporation

Notes to Consolidated Financial Statements - Continued

Sebago Lake's Portfolio as of December 31, 2019 ($ in thousands)
Company(1)(2)(4)(5)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(3)	Fair Value	Percentage of Members' Equity
USRP Holdings, Inc. (dba U.S. Retirement and Benefits Partners)(7)(9)(11)	First lien senior secured delayed draw term loan	L + 4.25%	3/29/2020	6,085	5,923	5,817	3.3%
				72,955	71,877	71,083	40.5%
Internet software and services
DCert Buyer, Inc.(6)	First lien senior secured loan	L + 4.00%	10/16/2026	50,000	49,816	49,878	28.3%
Manufacturing
Engineered Machinery Holdings(7)(8)	First lien senior secured loan	L + 4.25%	7/19/2024	14,850	14,596	14,801	8.3%
Transportation
Uber Technologies, Inc.(6)(8)	First lien senior secured loan	L + 4.00%	4/4/2025	24,650	24,517	24,578	14.0%
Total Debt Investments				$484,439	$479,647	$478,509	271.6%
Total Investments				$484,439	$479,647	$478,509	271.6%

________________

(1)	Certain portfolio company investments are subject to contractual restrictions on sales.
(2)	Unless otherwise indicated, Sebago Lake’s investments are pledged as collateral supporting the amounts outstanding under Sebago Lake’s credit facility.
(3)	The amortized cost represents the original cost adjusted for the amortization of discounts and premiums, as applicable, on debt investments using the effective interest method.
(4)	Unless otherwise indicated, all investments are considered Level 3 investments.
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

(6)	The interest rate on these loans is subject to 1 month LIBOR, which as of December 31, 2019 was 1.8%.
(7)	The interest rate on these loans is subject to 3 month LIBOR, which as of December 31, 2019 was 1.9%.
(8)	Level 2 investment.
(9)	Position or portion thereof is an unfunded loan commitment.
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

Notes to Consolidated Financial Statements - Continued

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

Notes to Consolidated Financial Statements - Continued

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

(13)	The date disclosed represents the commitment period of the unfunded term loan. Upon expiration of the commitment period, the funded portion of the term loan may be subject to a longer maturity date.
(14)	Investment is not pledged as collateral under Sebago Lake’s credit facility.

Owl Rock Capital Corporation

Notes to Consolidated Financial Statements - Continued

Below is selected balance sheet information for Sebago Lake as of December 31, 2019 and 2018:

($ in thousands)	December 31, 2019	December 31, 2018
Assets
Investments at fair value (amortized cost of $479,647 and $540,076, respectively)	$478,509	$531,515
Cash	34,104	13,487
Interest receivable	1,281	1,925
Prepaid expenses and other assets	162	455
Total Assets	$514,056	$547,382
Liabilities
Debt (net of unamortized debt issuance costs of $3,895 and $5,368, respectively)	$330,289	$356,611
Loan origination and structuring fees payable	—	4,871
Distributions payable	4,950	6,460
Accrued expenses and other liabilities	2,663	6,196
Total Liabilities	$337,902	$374,138
Members' Equity
Members' Equity	176,154	173,244
Members' Equity	176,154	173,244
Total Liabilities and Members' Equity	$514,056	$547,382

Below is selected statement of operations information for Sebago Lake for the years ended December 31, 2019, 2018 and 2017:

	Years Ended December 31,
($ in thousands)	2019	2018	2017(1)
Investment Income
Interest income	$38,841	$37,760	$6,755
Other income	348	671	84
Total Investment Income	39,189	38,431	6,839
Expenses
Initial organization	—	—	108
Loan origination and structuring fee	—	4,871	3,378
Interest expense	17,426	16,228	2,716
Professional fees	718	821	387
Total Expenses	18,144	21,920	6,589
Net Investment Income Before Taxes	21,045	16,511	250
Taxes	967	285	—
Net Investment Income After Taxes	$20,078	$16,226	$250
Net Realized and Change in Unrealized Gain (Loss) on Investments
Net change in unrealized gain (loss) on investments	7,423	(9,703)	1,142
Net realized gain (loss) on investments	—	61	—
Total Net Realized and Change in Unrealized Gain (Loss) on Investments	7,423	(9,642)	1,142
Net Increase in Members' Equity Resulting from Operations	$27,501	$6,584	$1,392

________________

(1)	Sebago Lake commenced operations on June 20, 2017.

Loan Origination and Structuring Fees

If the loan origination and structuring fees earned by Sebago Lake during a fiscal year exceed Sebago Lake’s expenses and other obligations (excluding financing costs), such excess is allocated to the Member(s) responsible for the origination of the loans pro rata in accordance with the total loan origination and structuring fees earned by Sebago Lake with respect to the loans originated by such Member; provided, that in no event will the amount allocated to a Member exceed 1% of the par value of the loans originated by such

Owl Rock Capital Corporation

Notes to Consolidated Financial Statements - Continued

Member in any fiscal year. The loan origination and structuring fee is accrued quarterly and included in other income from controlled, affiliated investments on the Company’s Consolidated Statements of Operations and paid annually. On February 27, 2019, the Members agreed to amend the terms of Sebago Lake’s operating agreement to eliminate the allocation of excess loan origination and structuring fees to the Members. As such, for the year ended December 31, 2019, the Company accrued no income based on loan origination and structuring fees. For the years ended December 31, 2018 and 2017, the Company accrued income based on loan origination and structuring fees of $4.9 million and $3.4 million, respectively.

Note 5. Fair Value of Investments

Investments

The following tables present the fair value hierarchy of investments as of December 31, 2019 and 2018:

	Fair Value Hierarchy as of December 31, 2019
($ in thousands)	Level 1	Level 2	Level 3	Total
First-lien senior secured debt investments	$—	$137,342	$6,976,014	$7,113,356
Second-lien senior secured debt investments	—	40,460	1,544,457	1,584,917
Equity investments(1)	—	—	12,875	12,875
Subtotal	$—	$177,802	$8,533,346	$8,711,148
Investments measured at NAV(2)	—	—	—	88,077
Total Investments at fair value	$—	$177,802	$8,533,346	$8,799,225

________________

(1)	Includes equity investment in Wingspire.
(2)	Includes equity investment in Sebago Lake.

	Fair Value Hierarchy as of December 31, 2018
($ in thousands)	Level 1	Level 2	Level 3	Total
First-lien senior secured debt investments	$—	$—	$4,554,835	$4,554,835
Second-lien senior secured debt investments	—	34,493	1,074,873	1,109,366
Unsecured debt investments	—	22,183	—	22,183
Equity investments	—	—	11,063	11,063
Subtotal	$—	$56,676	$5,640,771	$5,697,447
Investments measured at NAV(1)	—	—	—	86,622
Total Investments at fair value	$—	$56,676	$5,640,771	$5,784,069

________________

(1)	Includes equity investment in Sebago Lake.

Owl Rock Capital Corporation

Notes to Consolidated Financial Statements - Continued

The following tables present changes in the fair value of investments for which Level 3 inputs were used to determine the fair value as of and for the years ended December 31, 2019, 2018 and 2017:

	As of and for the Year Ended December 31, 2019
($ in thousands)	First-lien senior secured debt investments	Second-lien senior secured debt investments	Equity investments	Total
Fair value, beginning of period	$4,554,835	$1,074,873	$11,063	$5,640,771
Purchases of investments, net(1)	3,879,913	543,273	3,439	4,426,625
Proceeds from investments, net	(1,336,483)	(81,700)	(2,785)	(1,420,968)
Net change in unrealized gain (loss)	(17,359)	4,431	364	(12,564)
Net realized gains (losses)	(170)	—	794	624
Net amortization of discount on investments	29,739	3,580	—	33,319
Transfers into (out of) Level 3(2)	(134,461)	—	—	(134,461)
Fair value, end of period	$6,976,014	$1,544,457	$12,875	$8,533,346

________________

(1)	Purchases may include payment-in-kind (“PIK”).
(2)	Transfers between levels, if any, are recognized at the beginning of the quarter in which the transfers occur.

	As of and for the Year Ended December 31, 2018
($ in thousands)	First-lien senior secured debt investments	Second-lien senior secured debt investments	Equity investments	Total
Fair value, beginning of period	$1,612,191	$633,879	$2,760	$2,248,830
Purchases of investments, net(1)	3,833,177	808,290	11,215	4,652,682
Proceeds from investments, net	(885,745)	(355,242)	(6,737)	(1,247,724)
Net change in unrealized gain (loss)	(22,904)	(13,654)	(152)	(36,710)
Net realized gains (losses)	208	(3,951)	3,977	234
Net amortization of discount on investments	17,908	5,551	—	23,459
Transfers into (out of) Level 3(2)	—	—	—	—
Fair value, end of period	$4,554,835	$1,074,873	$11,063	$5,640,771

________________

(1)	Purchases may include payment-in-kind (“PIK”).
(2)	Transfers between levels, if any, are recognized at the beginning of the quarter in which the transfers occur.

Owl Rock Capital Corporation

Notes to Consolidated Financial Statements - Continued

	As of and for the Year Ended December 31, 2017
($ in thousands)	First-lien senior secured debt investments	Second-lien senior secured debt investments	Equity investments	Total
Fair value, beginning of period	$574,776	$357,230	$—	$932,006
Purchases of investments, net(1)	1,339,447	501,174	2,760	1,843,381
Proceeds from investments, net	(313,723)	(228,690)	—	(542,413)
Net change in unrealized gain (loss)	7,201	818	—	8,019
Net realized gains (losses)	496	243	—	739
Net amortization of discount on investments	3,994	3,104	—	7,098
Transfers into (out of) Level 3(2)	—	—	—	—
Fair value, end of period	$1,612,191	$633,879	$2,760	$2,248,830

________________

(1)	Purchases may include payment-in-kind (“PIK”).
(2)	Transfers between levels, if any, are recognized at the beginning of the quarter in which the transfers occur.

The following tables present information with respect to net change in unrealized gains on investments for which Level 3 inputs were used in determining the fair value that are still held by the Company for the years ended December 31, 2019, 2018 and 2017:

($ in thousands)	Net change in unrealized gain (loss) for the Year Ended December 31, 2019 on Investments Held at December 31, 2019	Net change in unrealized gain (loss) for the Year Ended December 31, 2018 on Investments Held at December 31, 2018	Net change in unrealized gain (loss) for the Year Ended December 31, 2017 on Investments Held at December 31, 2017
First-lien senior secured debt investments	$(14,868)	$(18,635)	$7,882
Second-lien senior secured debt investments	4,346	(12,033)	2,247
Equity investments	364	(152)	—
Total Investments	$(10,158)	$(30,820)	$10,129

Owl Rock Capital Corporation

Notes to Consolidated Financial Statements - Continued

The following tables present quantitative information about the significant unobservable inputs of the Company’s Level 3 investments as of December 31, 2019 and 2018. The weighted average range of unobservable inputs is based on fair value of investments. The tables are not intended to be all-inclusive but instead capture the significant unobservable inputs relevant to the Company’s determination of fair value.

	As of December 31, 2019
($ in thousands)	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)	Impact to Valuation from an Increase in Input
First-lien senior secured debt investments(1)	$5,975,575	Yield Analysis	Market Yield	5.4%-13.2% (9.1%)	Decrease
	985,898	Recent Transaction	Transaction Price	95.0%-99.8% (98.1%)	Increase
Second-lien senior secured debt investments	$1,517,625	Yield Analysis	Market Yield	9.2%-17.2% (11.4%)	Decrease
	26,832	Recent Transaction	Transaction Price	99.5%-99.5% (99.5%)	Increase
Equity Investments	$11,427	Market Approach	EBITDA Multiple	6.8x - 11.75x (11.61x)	Increase
	1,448	Recent Transaction	Transaction Price	1.0	Increase

________________

(1)	Excludes investments with an aggregate fair value amounting to $14,541, which the Company valued using indicative bid prices obtained from brokers.

	As of December 31, 2018
($ in thousands)	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)	Impact to Valuation from an Increase in Input
First-lien senior secured debt investments(1)	$3,719,125	Yield Analysis	Market Yield	6.4%-13.9% (10.4%)	Decrease
	712,109	Recent Transaction	Transaction Price	97.5%-99.0% (98.7%)	Increase
Second-lien senior secured debt investments	$1,074,873	Yield Analysis	Market Yield	10.7%-19.5% (12.1%)	Decrease
Equity Investments	$188	Market Approach	EBITDA Multiple	7.25x	Increase
	10,875	Recent Transaction	Transaction Price	1.0	Increase

________________

(1)	Excludes investments with an aggregate fair value amounting to $123,601, which the Company valued using indicative bid prices obtained from brokers.

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

Owl Rock Capital Corporation

Notes to Consolidated Financial Statements - Continued

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

Debt Not Carried at Fair Value

Fair value is estimated by discounting remaining payments using applicable current market rates, which take into account changes in the Company’s marketplace credit ratings, or market quotes, if available. The following table presents the carrying and fair values of the Company’s debt obligations as of ended December 31, 2019 and 2018.

	December 31, 2019		December 31, 2018
($ in thousands)	Net Carrying Value(1)	Fair Value	Net Carrying Value(2)	Fair Value
Revolving Credit Facility	$473,655	$473,655	$304,229	$304,229
Subscription Credit Facility	—	—	881,795	881,795
SPV Asset Facility I	297,246	297,246	396,352	396,352
SPV Asset Facility II	346,395	346,395	543,713	543,713
SPV Asset Facility III	251,548	251,548	294,995	294,995
SPV Asset Facility IV	57,201	57,201	—	—
CLO I	386,405	386,405	—	—
CLO II	258,028	258,028	—	—
2023 Notes	150,113	151,514	146,633	146,633
2024 Notes	400,955	425,800	—	—
2025 Notes	416,686	430,406	—	—
Total Debt	$3,038,232	$3,078,198	$2,567,717	$2,567,717

________________

(1)

The carrying value of the Company’s Revolving Credit Facility, SPV Asset Facility I, SPV Asset Facility II, SPV Asset Facility III, SPV Asset Facility IV, CLO I, CLO II, 2023 Notes, 2024 Notes and 2025 Notes are presented net of deferred financing costs of $7.2 million, $2.8 million, $3.6 million, $3.5 million, $3.0 million, $3.6 million, $2.0 million, $1.4 million, $8.9 million and $8.3 million, respectively.

(2)

The carrying value of the Company’s Subscription Credit Facility, Revolving Credit Facility, SPV Asset Facility I, SPV Asset Facility II, SPV Asset Facility III and the 2023 Notes are presented net of deferred unamortized debt issuance costs of $1.2 million, $4.4 million, $3.6 million, $6.3 million, $5.0 million and $1.8 million, respectively.

     The following table presents fair value measurements of the Company’s debt obligations as of December 31, 2019 and December 31, 2018:

	December 31,
($ in thousands)	2019	2018
Level 1	$—	$—
Level 2	856,206	—
Level 3	2,221,992	2,567,717
Total Debt	$3,078,198	$2,567,717

Financial Instruments Not Carried at Fair Value

As of December 31, 2019 and 2018, the carrying amounts of the Company’s assets and liabilities, other than investments at fair value and debt, approximate fair value due to their short maturities.

Owl Rock Capital Corporation

Notes to Consolidated Financial Statements - Continued

Note 6. Debt

In accordance with the 1940 Act, with certain limitations, the Company is allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 200% (or 150% if certain conditions are met) after such borrowing. As of December 31, 2019 and 2018, the Company’s asset coverage was 293% and 225%, respectively.

Debt obligations consisted of the following as of December 31, 2019 and 2018:

	December 31, 2019
($ in thousands)	Aggregate Principal Committed	Outstanding Principal	Amount Available(1)	Net Carrying Value(2)
Revolving Credit Facility(3)(5)	$1,170,000	$480,861	$664,410	$473,655
SPV Asset Facility I	400,000	300,000	100,000	297,246
SPV Asset Facility II	350,000	350,000	—	346,395
SPV Asset Facility III	500,000	255,000	245,000	251,548
SPV Asset Facility IV	300,000	60,250	239,750	57,201
CLO I	390,000	390,000	—	386,405
CLO II	260,000	260,000	—	258,028
2023 Notes(4)	150,000	150,000	—	150,113
2024 Notes(4)	400,000	400,000	—	400,955
2025 Notes	425,000	425,000	—	416,686
Total Debt	$4,345,000	$3,071,111	$1,249,160	$3,038,232

________________

(1)	The amount available reflects any limitations related to each credit facility’s borrowing base.
(2)

The carrying value of the Company’s Revolving Credit Facility, SPV Asset Facility I, SPV Asset Facility II, SPV Asset Facility III, SPV Asset Facility IV, CLO I, CLO II, 2023 Notes, 2024 Notes and 2025 Notes are presented net of deferred financing costs of $7.2 million, $2.8 million, $3.6 million, $3.5 million, $3.0 million, $3.6 million, $2.0 million, $1.4 million, $8.9 million and $8.3 million, respectively.

(3)	Includes the unrealized translation gain (loss) on borrowings denominated in foreign currencies.
(4)	Inclusive of change in fair value of effective hedge.
(5)	The amount available is reduced by $24.7 million of outstanding letters of credit.

	December 31, 2018
($ in thousands)	Aggregate Principal Committed	Outstanding Principal	Amount Available(1)	Net Carrying Value(2)
Subscription Credit Facility(3)	$900,000	$883,000	$4,487	$881,795
Revolving Credit Facility(4)	600,000	308,643	291,357	304,229
SPV Asset Facility I	400,000	400,000	—	396,352
SPV Asset Facility II	550,000	550,000	—	543,713
SPV Asset Facility III	500,000	300,000	200,000	294,995
2023 Notes(5)	150,000	150,000	—	146,633
Total Debt	$3,100,000	$2,591,643	$495,844	$2,567,717

________________

(1)	The amount available reflects any limitations related to each credit facility’s borrowing base.
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

Owl Rock Capital Corporation

Notes to Consolidated Financial Statements - Continued

For the years ended December 31, 2019, 2018 and 2017, the components of interest expense were as follows:

	For the Years Ended December 31,
($ in thousands)	2019	2018	2017
Interest expense	$125,311	$71,441	$21,964
Amortization of debt issuance costs	12,152	5,333	2,616
Net change in unrealized gain (loss) on effective interest rate swaps and hedged items(1)	(1,018)	—	—
Total Interest Expense	$136,445	$76,774	$24,580
Average interest rate	4.80%	4.27%	2.85%
Average daily borrowings	$2,576,121	$1,649,191	$688,321

________________

(1)	Refer to the 2023 Notes and 2024 Notes for details on each facility’s interest rate swap.

Description of Facilities

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

Revolving Credit Facility

On February 1, 2017, the Company entered into a senior secured revolving credit agreement (and as amended by that certain First Amendment to Senior Secured Revolving Credit Agreement, dated as of July 17, 2017, the First Omnibus Amendment to Senior Secured Revolving Credit Agreement and Guarantee and Security Agreement, dated as of March 29, 2018, the Third Amendment to Senior Secured Revolving Credit Agreement, dated as of June 21, 2018, and the Fourth Amendment to Senior Secured Revolving Credit Agreement, dated as of April 2, 2019, the “Revolving Credit Facility”). The parties to the Revolving Credit Facility include the Company, as Borrower, the lenders from time to time parties thereto (each a “Lender” and collectively, the “Lenders”) and SunTrust Robinson Humphrey, Inc. and ING Capital LLC as Joint Lead Arrangers and Joint Book Runners, SunTrust Bank as Administrative Agent and ING Capital LLC as Syndication Agent.

The Revolving Credit Facility is guaranteed by OR Lending LLC, a subsidiary of the Company, and will be guaranteed by certain domestic subsidiaries of the Company that are formed or acquired by the Company in the future (collectively, the “Guarantors”). Proceeds of the Revolving Credit Facility may be used for general corporate purposes, including the funding of portfolio investments.

The maximum principal amount of the Revolving Credit Facility is $1.2 billion (increased from $1.17 billion on February 11, 2020; increased from $1.1 billion on August 27, 2019; increased from $1.0 billion on July 26, 2019), subject to availability under the borrowing base, which is based on the Company’s portfolio investments and other outstanding indebtedness. Maximum capacity under the Revolving Credit Facility may be increased to $1.5 billion through the exercise by the Borrower of an uncommitted accordion feature through which existing and new lenders may, at their option, agree to provide additional financing. The Revolving Credit Facility includes a $50 million limit for swingline loans and is secured by a perfected first-priority interest in substantially all of the portfolio investments held by the Company and each Guarantor, subject to certain exceptions.

Owl Rock Capital Corporation

Notes to Consolidated Financial Statements - Continued

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

Owl Rock Capital Corporation

Notes to Consolidated Financial Statements - Continued

SPV Asset Facility II

On May 22, 2018 (the “SPV Asset Facility II Closing Date”), ORCC Financing II LLC (“ORCC Financing II”), a Delaware limited liability company and subsidiary of the Company, entered into a Credit Agreement (as amended, the “SPV Asset Facility II”), with ORCC Financing II, as Borrower, the lenders from time to time parties thereto (the “SPV Asset Facility II Lenders”), Natixis, New York Branch, as Administrative Agent, State Street Bank and Trust Company, as Collateral Agent, and Cortland Capital Market Services LLC as Document Custodian. On October 10, 2018 (the “SPV Asset Facility II Amendment Date”), the parties to the SPV Asset Facility II and new lenders amended the SPV Asset Facility II to increase the maximum principal amount of the SPV Asset Facility II to $550 million, extend the period of availability of the term and revolving loans under the SPV Asset Facility II and the stated maturity of the SPV Asset Facility II. On November 22, 2019 (the “SPV Asset Facility II Fourth Amendment Date”), the parties to the SPV Asset Facility II amended the SPV Asset Facility II to decrease the total revolving commitment of the lenders under the SPV Asset Facility II from $400 million to $200 million. Subsequent to this transaction, the maximum principal amount of SPV Asset Facility II is $350 million.

From time to time, the Company sells and contributes certain investments to ORCC Financing II pursuant to a sale and contribution agreement by and between the Company and ORCC Financing II. No gain or loss will be recognized as a result of the contribution. Proceeds from the SPV Asset Facility II will be used to finance the origination and acquisition of eligible assets by ORCC Financing II, including the purchase of such assets from the Company. The Company retains a residual interest in assets contributed to or acquired by ORCC Financing II through the Company’s ownership of ORCC Financing II. The maximum principal amount of the SPV Asset Facility II decreased from $400 million to $200 million following the SPV Asset Facility Second Amendment Date; the availability of this amount is subject to an overcollateralization ratio test, which is based on the value of ORCC Financing II’s assets from time to time, and satisfaction of certain conditions, including an interest coverage ratio test, certain concentration limits and collateral quality tests.

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

Owl Rock Capital Corporation

Notes to Consolidated Financial Statements - Continued

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

SPV Asset Facility IV

On August 2, 2019 (the “SPV Asset Facility IV Closing Date”), ORCC Financing IV LLC (“ORCC Financing IV”), a Delaware limited liability company and newly formed subsidiary of the Company entered into a Credit Agreement (the “SPV Asset Facility IV”), with ORCC Financing IV, as borrower, Société Générale, as initial Lender and as Administrative Agent, State Street Bank and Trust Company, as Collateral Agent, Collateral Administrator and Custodian, and Cortland Capital Market Services LLC as Document Custodian and the lenders from time to time party thereto pursuant to Assignment and Assumption Agreements. On November 22, 2019 (the “SPV Asset Facility IV Amendment Date”), the parties to the SPV Asset Facility IV amended the SPV Asset Facility IV to increase the maximum principal amount of the SPV Asset Facility IV to $450 million in periodic increments through March 22, 2020.

From time to time, the Company expects to sell and contribute certain investments to ORCC Financing IV pursuant to a Sale and Contribution Agreement by and between the Company and ORCC Financing IV.  No gain or loss will be recognized as a result of the contribution.  Proceeds from the SPV Asset Facility IV will be used to finance the origination and acquisition of eligible assets by ORCC Financing IV, including the purchase of such assets from the Company.  We retain a residual interest in assets contributed to or acquired by ORCC Financing IV through our ownership of ORCC Financing IV.  The maximum principal amount of the Credit Facility is $450 million, subject to a ramp period; the availability of this amount is subject to an overcollateralization ratio test, which is based on the value of ORCC Financing IV’s assets from time to time, and satisfaction of certain conditions, including an interest coverage ratio test, certain concentration limits and collateral quality tests.

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

Owl Rock Capital Corporation

Notes to Consolidated Financial Statements - Continued

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

CLOs

CLO I

On May 28, 2019 (the “CLO I Closing Date”), the Company completed a $596 million term debt securitization transaction (the “CLO I Transaction”), also known as a collateralized loan obligation transaction.  The secured notes and preferred shares issued in the CLO I Transaction and the secured loan borrowed in the CLO I Transaction were issued and incurred, as applicable, by the Company’s consolidated subsidiaries Owl Rock CLO I, Ltd., an exempted company incorporated in the Cayman Islands with limited liability (the “CLO I Issuer”), and Owl Rock CLO I, LLC, a Delaware limited liability company (the “CLO I Co-Issuer” and together with the CLO I Issuer, the “CLO I Issuers”).

In the CLO I Transaction the CLO I Issuers (A) issued the following notes pursuant to an indenture and security agreement dated as of the Closing Date (the “Indenture”), by and among the CLO I Issuers and State Street Bank and Trust Company:  (i) $242 million of AAA(sf) Class A Notes, which bear interest at three-month LIBOR plus 1.80%, (ii) $30 million of AAA(sf) Class A-F Notes, which bear interest at a fixed rate of 4.165%, and (iii) $68 million of AA(sf) Class B Notes, which bear interest at three-month LIBOR plus 2.70% (together, the “CLO I Notes”) and (B) borrowed $50 million under floating rate loans (the “Class A Loans” and together with the CLO I Notes, the “CLO I Debt”), which bear interest at three-month LIBOR plus 1.80%, under a credit agreement (the “CLO I Credit Agreement”), dated as of the CLO I Closing Date, by and among the CLO I Issuers, as borrowers, various financial institutions, as lenders, and State Street Bank and Trust Company, as collateral trustee and loan agent.  The Class A Loans may be exchanged by the lenders for Class A Notes at any time, subject to certain conditions under the CLO I Credit Agreement and the Indenture.  The CLO I Debt is scheduled to mature on May 20, 2031.

Concurrently with the issuance of the CLO I Notes and the borrowing under the Class A Loans, the CLO I Issuer issued approximately $206.1 million of subordinated securities in the form of 206,106 preferred shares at an issue price of U.S.$1,000 per share (the “CLO I Preferred Shares”).  The Preferred Shares were issued by the CLO I Issuer as part of its issued share capital and are not secured by the collateral securing the CLO I Debt. The Company owns all of the CLO I Preferred Shares, and as such, these securities are eliminated in consolidation. The Company acts as retention holder in connection with the CLO I Transaction for the purposes of satisfying certain U.S. and European Union regulations requiring sponsors of securitization transactions to retain exposure to the performance of the securitized assets and as such is required to retain a portion of the CLO I Preferred Shares.

The Adviser serves as collateral manager for the CLO I Issuer under a collateral management agreement dated as of the CLO I Closing Date.  The Adviser is entitled to receive fees for providing these services.  The Adviser has waived its right to receive such fees but may rescind such waiver at any time.

The CLO I Debt is secured by all of the assets of the CLO I Issuer, which will consist primarily of middle market loans, participation interests in middle market loans, and related rights and the cash proceeds thereof. As part of the CLO I Transaction, the ORCC Financing II and the Company sold and contributed approximately $575 million par amount of middle market loans to the CLO I Issuer on the CLO I Closing Date.  Such loans constituted the initial portfolio assets securing the CLO I Debt.  The Company and ORCC Financing II LLC each made customary representations, warranties, and covenants to the CLO I Issuer regarding such sales and contributions under a loan sale agreement.

Through May 20, 2023, a portion of the proceeds received by the CLO I Issuer from the loans securing the CLO I Debt may be used by the CLO I Issuer to purchase additional middle market loans, from the Company, its subsidiaries or third parties, under the direction of the Adviser as the collateral manager in the CLO I Transaction.

The CLO I Debt is the secured obligation of the CLO I Issuers, and the Indenture and the CLO I Credit Agreement include customary covenants and events of default.  Assets pledged to holders of the Secured Debt and the other secured parties under the Indenture will not be available to pay the debts of the Company.

Owl Rock Capital Corporation

Notes to Consolidated Financial Statements - Continued

The CLO I Notes were offered in reliance on Section 4(a)(2) of the Securities Act. The CLO I Notes have not been registered under the Securities Act or any state securities laws and, unless so registered, may not be offered or sold in the United States except pursuant to an exemption from, or in a transaction not subject to, the registration requirements of the Securities Act as applicable.

CLO II

On December 12, 2019 (the “CLO II Closing Date”), the Company completed a $396.6 million term debt securitization transaction (the “CLO II Transaction”), also known as a collateralized loan obligation transaction, which is a form of secured financing incurred by the Company. The secured notes and preferred shares issued in the CLO II Transaction were issued by the Company’s consolidated subsidiaries Owl Rock CLO II, Ltd., an exempted company incorporated in the Cayman Islands with limited liability (the “CLO II Issuer”), and Owl Rock CLO II, LLC, a Delaware limited liability company (the “CLO II Co-Issuer” and together with the CLO II Issuer, the “CLO II Issuers”) and are backed by a portfolio of collateral obligations consisting of middle market loans and participation interests in middle market loans as well as by other assets of the CLO II Issuer.

The CLO II Transaction was executed by the issuance of the following classes of notes and preferred shares pursuant to an indenture and security agreement dated as of the CLO II Closing Date (the “CLO II Indenture”), by and among the CLO II Issuers and State Street Bank and Trust Company: (i) $157 million of AAA(sf) Class A-1L Notes, which bear interest at three-month LIBOR plus 1.75%, (ii) $40 million of AAA(sf) Class A-1F Notes, which bear interest at a fixed rate of 3.44%, (iii) $20 million of AAA(sf) Class A-2 Notes, which bear interest at three-month LIBOR plus 2.20%, (iv) $40 million of AA(sf) Class B-L Notes, which bear interest at three-month LIBOR plus 2.75% and (v) $3 million of AA(sf) Class B-F Notes, which bear interest at a fixed rate of 4.46% (together, the “CLO II Debt”). The CLO II Debt is secured by the middle market loans, participation interests in middle market loans and other assets of the CLO II Issuer. The CLO II Debt is scheduled to mature on January 20, 2031. The CLO II Debt was privately placed by Deutsche Bank Securities Inc. Upon the occurrence of certain triggering events relating to the end of LIBOR, a different benchmark rate will replace LIBOR as the reference rate for interest accruing on the CLO II Debt.

 Concurrently with the issuance of the CLO II Debt, the CLO II Issuer issued approximately $136.6 million of subordinated securities in the form of 136,600 preferred shares at an issue price of U.S.$1,000 per share (the “Preferred Shares”). The Preferred Shares were issued by the CLO II Issuer as part of its issued share capital and are not secured by the collateral securing the CLO II Debt. The Company purchased all of the Preferred Shares. The Company acts as retention holder in connection with the CLO II Transaction for the purposes of satisfying certain U.S. and European Union regulations requiring sponsors of securitization transactions to retain exposure to the performance of the securitized assets and as such is required to retain a portion of the Preferred Shares.

As part of the CLO II Transaction, the Company entered into a loan sale agreement with the CLO II Issuer dated as of the CLO II Closing Date, which provided for the sale and contribution of approximately $210.6 million par amount of middle market loans from the Company to the CLO II Issuer on the CLO II Closing Date and for future sales from the Company to the CLO II Issuer on an ongoing basis. Such loans constituted part of the initial portfolio of assets securing the CLO II Debt. The remainder of the initial portfolio assets securing the CLO II Debt consisted of approximately $189.4 million par amount of middle market loans purchased by the CLO II Issuer from ORCC Financing III LLC, a wholly-owned subsidiary of the Company, under an additional loan sale agreement executed on the CLO II Closing Date between the CLO II Issuer and ORCC Financing III LLC. The Company and ORCC Financing III LLC each made customary representations, warranties, and covenants to the CLO II Issuer under the applicable loan sale agreement.

Through January 20, 2022, a portion of the proceeds received by the CLO II Issuer from the loans securing the CLO II Debt may be used by the CLO II Issuer to purchase additional middle market loans under the direction of Owl Rock Capital Advisors LLC (“ORCA”), the Company’s investment advisor, in its capacity as collateral manager for the CLO II Issuer and in accordance with the Company’s investing strategy and ability to originate eligible middle market loans.

The CLO II Debt is the secured obligation of the CLO II Issuers, and the Indenture and the CLO II Credit Agreement include customary covenants and events of default.  Assets pledged to holders of the Secured Debt and the other secured parties under the Indenture will not be available to pay the debts of the Company.

The CLO II Notes were offered in reliance on Section 4(a)(2) of the Securities Act. The CLO II Notes have not been registered under the Securities Act or any state securities laws and, unless so registered, may not be offered or sold in the United States except pursuant to an exemption from, or in a transaction not subject to, the registration requirements of the Securities Act as applicable.

Owl Rock Capital Corporation

Notes to Consolidated Financial Statements - Continued

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

In connection with the offering of the 2023 Notes, on December 21, 2017 the Company entered into a centrally cleared interest rate swap to continue to align the interest rates of its liabilities with its investment portfolio, which consists predominately of floating rate loans.  The notional amount of the interest rate swap is $150 million. The Company will receive fixed rate interest semi-annually at 4.75% and pay variable rate interest monthly based on 1-month LIBOR plus 2.545%. The interest rate swap matures on December 21, 2021. For the year ended December 31, 2019, the Company made periodic payments of $7.4 million. For the year ended December 31, 2018, the Company made periodic payments of $6.8 million. The interest expense related to the 2023 Notes is equally offset by the proceeds received from the interest rate swap. The swap adjusted interest expense is included as a component of interest expense on the Company’s Consolidated Statements of Operations. As of December 31, 2019 and 2018, the interest rate swap had a fair value of $1.7 million and $(1.6) million, respectively. Depending on the nature of the balance at period end, the fair value of the interest rate swap is either included as a component of accrued expenses and other liabilities or prepaid expenses and other assets on the Company’s Consolidated Statements of Assets and Liabilities.  The change in fair value of the interest rate swap is offset by the change in fair value of the 2023 Notes.

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

In connection with the issuance of the 2024 Notes, on April 10, 2019 the Company entered into centrally cleared interest rate swaps to continue to align interest rates of its liabilities with the investment portfolio, which consists of predominantly floating rate loans. The notional amount of the interest rate swaps is $400 million. The Company will receive fixed rate interest at 5.25% and pay variable rate interest based on one-month LIBOR plus 2.937%. The interest rate swaps mature on April 10, 2024. For the year ended, December 31, 2019, the Company made periodic payments of $10.8 million. The interest expense related to the 2024 Notes is equally offset by the proceeds received from the interest rate swaps. The swap adjusted interest expense is included as a component of interest expense on the Company’s Consolidated Statements of Operations. As of December 31, 2019, the interest rate swap had a fair value of $10.8 million.  Depending on the nature of the balance at period end, the fair value of the interest rate swap is either included as a

Owl Rock Capital Corporation

Notes to Consolidated Financial Statements - Continued

component of accrued expenses and other liabilities or prepaid expenses and other assets on the Company’s Consolidated Statements of Assets and Liabilities.  The change in fair value of the interest rate swap is offset by the change in fair value of the 2024 Notes.

2025 Notes

On October 8, 2019, the Company issued $425 million aggregate principal amount of notes that mature on March 30, 2025 (the “2025 Notes”). The 2025 Notes bear interest at a rate of 4.00% per year, payable semi-annually on March 30 and September 30 of each year, commencing on March 30, 2020. The Company may redeem some or all of the 2025 Notes at any time, or from time to time, at a redemption price equal to the greater of (1) 100% of the principal amount of the 2025 Notes to be redeemed or (2) the sum of the present values of the remaining scheduled payments of principal and interest (exclusive of accrued and unpaid interest to the date of redemption) on the 2025 Notes to be redeemed, discounted to the redemption date on a semi-annual basis (assuming a 360-day year consisting of twelve 30-day months) using the applicable Treasury Rate plus 40 basis points, plus, in each case, accrued and unpaid interest to the redemption date; provided, however, that if the Company redeems any 2025 Notes on or after February 28, 2025 (the date falling one month prior to the maturity date of the 2025 Notes), the redemption price for the 2025 Notes will be equal to 100% of the principal amount of the 2025 Notes to be redeemed, plus accrued and unpaid interest, if any, to, but excluding, the date of redemption.

July 2025 Notes

On January 22, 2020, the Company issued $500 million aggregate principal amount of notes that mature on July 22, 2025 (the “July 2025 Notes”). The July 2025 Notes bear interest at a rate of 3.75% per year, payable semi-annually on January 22 and July 22, of each year, commencing on July 22, 2020. The Company may redeem some or all of the July 2025 Notes at any time, or from time to time, at a redemption price equal to the greater of (1) 100% of the principal amount of the July 2025 Notes to be redeemed or (2) the sum of the present values of the remaining scheduled payments of principal and interest (exclusive of accrued and unpaid interest to the date of redemption) on the July 2025 Notes to be redeemed, discounted to the redemption date on a semi-annual basis (assuming a 360-day year consisting of twelve 30-day months) using the applicable Treasury Rate plus 35 basis points, plus, in each case, accrued and unpaid interest to the redemption date; provided, however, that if the Company redeems any July 2025 Notes on or after June 22, 2025 (the date falling one month prior to the maturity date of the 2025 Notes), the redemption price for the July 2025 Notes will be equal to 100% of the principal amount of the July 2025 Notes to be redeemed, plus accrued and unpaid interest, if any, to, but excluding, the date of redemption.

Owl Rock Capital Corporation

Notes to Consolidated Financial Statements - Continued

Note 7. Commitments and Contingencies

Portfolio Company Commitments

From time to time, the Company may enter into commitments to fund investments. As of December 31, 2019 and 2018, the Company had the following outstanding commitments to fund investments in current portfolio companies:

Portfolio Company	Investment	December 31, 2019	December 31, 2018
($ in thousands)
3ES Innovation Inc. (dba Aucerna)	First lien senior secured revolving loan	$3,893	$—
Accela, Inc.	First lien senior secured revolving loan	—	3,284
Amspec Services Inc.	First lien senior secured revolving loan	9,038	12,084
Apptio, Inc.	First lien senior secured revolving loan	2,779	—
Aramsco, Inc.	First lien senior secured revolving loan	6,842	7,820
Associations, Inc.	First lien senior secured delayed draw term loan	17,949	37,226
Associations, Inc.	First lien senior secured revolving loan	11,543	11,543
BIG Buyer, LLC	First lien senior secured delayed draw term loan	11,250	—
BIG Buyer, LLC	First lien senior secured revolving loan	3,750	—
Caiman Merger Sub LLC (dba City Brewing)	First lien senior secured revolving loan	12,881	—
Black Mountain Sand Eagle Ford LLC	First lien senior secured delayed draw term loan	—	40,500
Brigham Minerals, LLC	First lien senior secured delayed draw term loan	—	23,000
Brigham Minerals, LLC	First lien senior secured revolving loan	—	9,200
Carolina Beverage Group (fka Cold Spring Brewing Company)	First lien senior secured revolving loan	—	2,684
Reef (fka Cheese Acquisition, LLC)	First lien senior secured delayed draw term loan	—	111,740
Reef (fka Cheese Acquisition, LLC)	First lien senior secured revolving loan	16,364	16,364
CM7 Restaurant Holdings, LLC	First lien senior secured delayed draw term loan	—	7,155
CM7 Restaurant Holdings, LLC	First lien senior secured delayed draw term loan	—	2,003
ConnectWise, LLC	First lien senior secured revolving loan	20,005	—
Covenant Surgical Partners, Inc.	First lien senior secured delayed draw term loan	2,800	75,000
Definitive Healthcare Holdings, LLC	First lien senior secured delayed draw term loan	43,478	—
Definitive Healthcare Holdings, LLC	First lien senior secured revolving loan	10,870	—
Douglas Products and Packaging Company LLC	First lien senior secured revolving loan	7,872	9,083
Endries Acquisition, Inc.	First lien senior secured delayed draw term loan	51,638	62,550
Endries Acquisition, Inc.	First lien senior secured revolving loan	27,000	20,250
Entertainment Benefits Group, LLC	First lien senior secured revolving loan	9,600	—
Galls, LLC	First lien senior secured revolving loan	3,719	11,444
Galls, LLC	First lien senior secured delayed draw term loan	29,181	31,718

Owl Rock Capital Corporation

Notes to Consolidated Financial Statements - Continued

Portfolio Company	Investment	December 31, 2019	December 31, 2018
GC Agile Holdings Limited (dba Apex Fund Services)	First lien senior secured delayed draw term loan	—	36,038
GC Agile Holdings Limited (dba Apex Fund Services)	First lien senior secured multi-draw term loan	—	18,019
GC Agile Holdings Limited (dba Apex Fund Services)	First lien senior secured revolving loan	10,386	10,386
Genesis Acquisition Co. (dba Procare Software)	First lien senior secured delayed draw term loan	4,745	4,745
Genesis Acquisition Co. (dba Procare Software)	First lien senior secured revolving loan	1,714	2,637
Gerson Lehrman Group, Inc.	First lien senior secured revolving loan	21,563	23,415
HGH Purchaser, Inc. (dba Horizon Services)	First lien senior secured delayed draw term loan	32,400	—
HGH Purchaser, Inc. (dba Horizon Services)	First lien senior secured revolving loan	7,938	—
Hometown Food Company	First lien senior secured revolving loan	4,235	4,235
Ideal Tridon Holdings, Inc.	First lien senior secured revolving loan	5,400	1,254
Ideal Tridon Holdings, Inc.	First lien senior secured delayed draw term loan	381	—
Individual Foodservice Holdings, LLC	First lien senior secured delayed draw term loan	42,500	—
Individual Foodservice Holdings, LLC	First lien senior secured revolving loan	24,225	—
Integrity Marketing Acquisition, LLC	First lien senior secured delayed draw term loan	16,587	—
Integrity Marketing Acquisition, LLC	First lien senior secured delayed draw term loan	32,573	—
Integrity Marketing Acquisition, LLC	First lien senior secured revolving loan	14,832	—
Interoperability Bidco, Inc.	First lien senior secured delayed draw term loan	8,000	—
Interoperability Bidco, Inc.	First lien senior secured revolving loan	4,000	—
IQN Holding Corp. (dba Beeline)	First lien senior secured revolving loan	15,532	15,532
KWOR Acquisition, Inc. (dba Worley Claims Services)	First lien senior secured delayed draw term loan	2,428	—
KWOR Acquisition, Inc. (dba Worley Claims Services)	First lien senior secured revolving loan	5,200	—
Lazer Spot G B Holdings, Inc.	First lien senior secured delayed draw term loan	13,417	—
Lazer Spot G B Holdings, Inc.	First lien senior secured revolving loan	24,687	—
Lightning Midco, LLC (dba Vector Solutions)	First lien senior secured delayed draw term loan	1,764	19,348
Lightning Midco, LLC (dba Vector Solutions)	First lien senior secured revolving loan	5,318	13,362
LineStar Integrity Services LLC	First lien senior secured delayed draw term loan	—	25,833
Litera Bidco LLC	First lien senior secured revolving loan	5,738	—
Lytx, Inc.	First lien senior secured revolving loan	2,033	2,033
Manna Development Group, LLC	First lien senior secured revolving loan	3,469	3,469
Mavis Tire Express Services Corp.	Second lien senior secured delayed draw term loan	34,831	23,456
MHE Intermediate Holdings, LLC (dba Material Handling Services)	First lien senior secured delayed draw term loan	—	—
MINDBODY, Inc.	First lien senior secured revolving loan	6,071	—
Motus, LLC and Runzheimer International LLC	First lien senior secured revolving loan	—	5,481
Nelipak Holding Company	First lien senior secured revolving loan	4,690	—
Nelipak Holding Company	First lien senior secured revolving loan	6,970	—

Owl Rock Capital Corporation

Notes to Consolidated Financial Statements - Continued

Portfolio Company	Investment	December 31, 2019	December 31, 2018
NMI Acquisitionco, Inc. (dba Network Merchants)	First lien senior secured revolving loan	646	220
Norvax, LLC (dba GoHealth)	First lien senior secured revolving loan	12,273	—
Offen, Inc.	First lien senior secured delayed draw term loan	5,310	—
Project Power Buyer, LLC (dba PEC-Veriforce)	First lien senior secured revolving loan	3,188	—
Professional Plumbing Group, Inc.	First lien senior secured revolving loan	5,757	6,200
QC Supply, LLC	First lien senior secured revolving loan	—	497
RSC Acquisition, Inc (dba Risk Strategies)	First lien senior secured delayed draw term loan	10,894	—
RSC Acquisition, Inc (dba Risk Strategies)	First lien senior secured revolving loan	1,702	—
RxSense Holdings, LLC	First lien senior secured revolving loan	4,047	—
Safety Products/JHC Acquisition Corp. (dba Justrite Safety Group)	First lien senior secured delayed draw term loan	924	—
Sara Lee Frozen Bakery, LLC (fka KSLB Holdings, LLC)	First lien senior secured revolving loan	3,480	7,800
Swipe Acquisition Corporation (dba PLI)	First lien senior secured delayed draw term loan	—	12,931
TC Holdings, LLC (dba TrialCard)	First lien senior secured delayed draw term loan	—	24,248
TC Holdings, LLC (dba TrialCard)	First lien senior secured revolving loan	7,685	4,194
THG Acquisition, LLC (dba Hilb)	First lien senior secured delayed draw term loan	16,841	—
THG Acquisition, LLC (dba Hilb)	First lien senior secured revolving loan	5,614	—
Trader Interactive, LLC (fka Dominion Web Solutions, LLC)	First lien senior secured revolving loan	6,387	6,387
Troon Golf, L.L.C.	First lien senior secured revolving loan	14,426	14,426
TSB Purchaser, Inc. (dba Teaching Strategies, Inc.)	First lien senior secured revolving loan	3,010	4,239
Ultimate Baked Goods Midco, LLC	First lien senior secured revolving loan	4,066	5,082
Valence Surface Technologies LLC	First lien senior secured delayed draw term loan	30,000	—
Valence Surface Technologies LLC	First lien senior secured revolving loan	10,000	—
Wingspire Capital Holdings LLC	LLC Interest	48,552	—
WU Holdco, Inc. (dba Weiman Products, LLC)	First lien senior secured revolving loan	13,920	—
WU Holdco, Inc. (dba Weiman Products, LLC)	First lien senior secured delayed draw term loan	16,943	—
Total Unfunded Portfolio Company Commitments		$891,744	$790,115

The Company maintains sufficient borrowing capacity to cover outstanding unfunded portfolio company commitments that the Company may be required to fund.

Other Commitments and Contingencies

The Company had raised $5.5 billion in total Capital Commitments from investors, of which $112.4 million is from executives of Owl Rock. As of June 17, 2019, all outstanding Capital Commitments had been drawn.

In connection with the IPO, on July 22, 2019, the Company entered into the Company 10b5-1 Plan, to acquire up to $150 million in the aggregate of the Company’s common stock at prices below its net asset value per share over a specified period, in accordance with the guidelines specified in Rule 10b-18 and Rule 10b5-1 of the Exchange Act. The Company 10b5-1 Plan commenced on August 19, 2019.

Owl Rock Capital Corporation

Notes to Consolidated Financial Statements - Continued

From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of its business. At December 31, 2019, management was not aware of any pending or threatened litigation.

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

On March 1, 2016, the Company issued 100 common shares for $1,500 to the Adviser.

Prior to March 2, 2018, the Company entered into subscription agreements (the “Subscription Agreements”) with investors providing for the private placement of the Company’s common shares. Under the terms of the Subscription Agreements, investors were required to fund drawdowns to purchase the Company’s common shares up to the amount of their respective Capital Commitment on an as-needed basis each time the Company delivered a drawdown notice to its investors. As of June 17, 2019, all outstanding Capital Commitments had been drawn.

During the year ended December 31, 2019, the Company delivered the following capital call notices to investors:

Capital Drawdown Notice Date	Common Share Issuance Date	Number of Common Shares Issued	Aggregate Offering Price ($ in millions)
June 4, 2019	June 17, 2019	103,504,284	$1,580.5
March 8, 2019	March 21, 2019	19,267,823	300.0
January 30, 2019	February 12, 2019	29,220,780	450.0
Total		151,992,887	$2,330.5

During the year ended December 31, 2018, the Company delivered the following capital call notices to investors:

Capital Drawdown Notice Date	Common Share Issuance Date	Number of Common Shares Issued	Aggregate Offering Price ($ in millions)
November 28, 2018	December 11, 2018	22,446,698	$349.9
September 21, 2018	October 4, 2018	9,803,922	150.0
August 7, 2018	August 20, 2018	19,404,916	300.0
July 24, 2018	August 6, 2018	9,733,940	150.0
July 10, 2018	July 23, 2018	13,053,380	200.0
June 14, 2018	June 27, 2018	12,901,364	200.0
April 5, 2018	April 18, 2018	13,149,244	200.0
March 5, 2018	March 16, 2018	11,347,030	175.0
Total		111,840,494	1,724.9

Owl Rock Capital Corporation

Notes to Consolidated Financial Statements - Continued

During the year ended December 31, 2017, the Company delivered the following capital call notices to investors:

Capital Drawdown Notice Date	Common Share Issuance Date	Number of Common Shares Issued	Aggregate Offering Price ($ in millions)
November 1, 2017	November 15, 2017	11,527,619	$175.0
September 15, 2017	September 28, 2017	9,813,875	149.9
August 23, 2017	September 6, 2017	3,297,331	50.0
May 26, 2017	June 9, 2017	9,966,777	150.0
May 11, 2017	May 24, 2017	8,350,033	125.0
April 14, 2017	April 28, 2017	6,600,659	100.0
Total		49,556,294	$749.9

Distributions

The following table reflects the distributions declared on shares of the Company’s common stock during the year ended December 31, 2019:

	December 31, 2019
Date Declared	Record Date	Payment Date	Distribution per Share
October 30, 2019	December 31, 2019	January 31, 2020	$0.31
May 28, 2019 (special dividend)	December 31, 2019	January 31, 2020	$0.04
May 28, 2019	September 30, 2019	November 15, 2019	$0.31
May 28, 2019 (special dividend)	September 30, 2019	November 15, 2019	$0.02
June 4, 2019	June 14, 2019	August 15, 2019	$0.44
February 27, 2019	March 31, 2019	May 14, 2019	$0.33

On February 19, 2020, the Board declared, in addition to the special dividend of $0.08 per share previously declared on May 28, 2019 for shareholders of record on March 31, 2020 payable on or before May 15, 2020, a distribution of $0.31 per share, for shareholders of record on March 31, 2020 payable on or before May 15, 2020.

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

Owl Rock Capital Corporation

Notes to Consolidated Financial Statements - Continued

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

The following table reflects the common stock issued pursuant to the dividend reinvestment plan during the year ended December 31, 2019:

Date Declared	Record Date	Payment Date	Shares
May 28, 2019	September 30, 2019	November 15, 2019	2,974,103
June 4, 2019	June 14, 2019	August 15, 2019	3,965,754
February 27, 2019	March 31, 2019	May 14, 2019	2,882,297
November 6, 2018	December 31, 2018	January 31, 2019	2,613,223

In conjunction with the distribution paid on January 31, 2020 for shareholders of record as of December 31, 2019, we issued 2,823,048 shares of common stock pursuant to the dividend reinvestment plan.

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

Owl Rock Capital Corporation

Notes to Consolidated Financial Statements - Continued

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

The Company 10b5-1 Plan commenced on August 19, 2019 and will terminate upon the earliest to occur of (i) 18-months (tolled for periods during which the Company 10b5-1 Plan is suspended), (ii) the end of the trading day on which the aggregate purchase price for all shares purchased under the Company 10b5-1 Plan equals $150 million and (iii) the occurrence of certain other events described in the Company 10b5-1 Plan. As of December 31, 2019, no purchases have been made under the Company 10b5-1 Plan.

Tender Offers

During the year ended December 31, 2019, the Company did not make any offers to repurchase issued and outstanding shares.

During the year ended December 31, 2018, the Company did not make any offers to repurchase issued and outstanding shares.

During the year ended December 31, 2017, the Company offered to repurchase up to $50 million of issued and outstanding shares of its common stock at a purchase price of $15.09 per share. The offer to repurchase commenced on March 15, 2017 and expired on April 11, 2017. No shares were repurchased in connection with the repurchase offer.

Note 9. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per common share for the years ended December 31, 2019, 2018 and 2017:

	Years Ended December 31,
($ in thousands, except per share amounts)	2019	2018	2017
Increase (decrease) in net assets resulting from operations	$498,001	$202,243	$103,740
Weighted average shares of common stock outstanding—basic and diluted	324,630,279	146,422,371	67,082,905
Earnings per common share-basic and diluted	$1.53	$1.38	$1.55

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

Owl Rock Capital Corporation

Notes to Consolidated Financial Statements - Continued

The following reconciles the increase in net assets resulting from operations for the fiscal years ended December 31, 2019, 2018 and 2017 to undistributed taxable income at December 31, 2019, 2018 and 2017, respectively:

	Years Ended December 31,
($ in millions)	2019(1)	2018	2017
Increase in net assets resulting from operations	$498.0	$202.2	$103.7
Adjustments:
Net unrealized (gain) loss on investments	$3.8	$43.6	$(9.2)
Other income (loss) for tax purposes, not book	(3.3)	10.4	3.2
Deferred organization costs	(0.1)	(0.1)	(0.1)
Other book-tax differences	2.0	1.7	1.1
Taxable Income	$500.4	$257.8	$98.7

________________

(1)	Tax information for the fiscal year ended December 31, 2019 is estimated and is not considered final until the Company files its tax return.

For the year ended December 31, 2019

Substantially all of the dividends declared during the year ended December 31, 2019 were derived from ordinary income, determined on a tax basis. Total distributions declared of $473.8 million consisted of approximately $470.0 million of ordinary income and $3.8 million of long-term capital gains. For the calendar year ended December 31, 2019 the Company had $53.3 million of undistributed ordinary income and $6.3 million of undistributed capital gains, as well as, $(40.9) million of net unrealized gains (losses) on investments and $(0.9) million of other temporary differences. For the year ended December 31, 2019, 92.2% of distributed ordinary income qualified as interest related dividend which is exempt from U.S. withholding tax applicable to non-U.S. shareholders.

During the year ended December 31, 2019, the Company increased the total distributable earnings (losses) and decreased additional paid in capital. These permanent differences were principally related to $2.0 million attributable to U.S. federal excise taxes.

As of December 31, 2019, the net estimated unrealized loss for U.S. federal income tax purposes was $40.2 million based on a tax cost basis of $8.8 billion. As of December 31, 2019, the estimated aggregate gross unrealized loss for U.S. federal income tax purposes was $64.4 million and the estimated aggregate gross unrealized gain for U.S. federal income tax purposes was $24.2 million.

For the year ended December 31, 2018

Substantially all of the dividends declared during the year ended December 31, 2018 were derived from ordinary income, determined on a tax basis. Total distributions declared of $232.1 million consisted of approximately $231.9 million of ordinary income and $0.2 million of long-term capital gains. For the calendar year ended December 31, 2018 the Company had $28.8 million of undistributed ordinary income and $3.8 million of undistributed capital gain, as well as, $(40.0) million of net unrealized gains (losses) on investments and $(1.0) million of other temporary differences. For the year ended December 31, 2018, 89.3% of distributed ordinary income qualified as interest related dividend which is exempt from U.S. withholding tax applicable to non-U.S. shareholders.

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

For the year ended December 31, 2017

All distributions declared for the calendar year ended December 31, 2017 were characterized as ordinary income. For the calendar year ended December 31, 2017 the Company had $6.9 million of undistributed ordinary income and $0.2 million of undistributed capital gains, as well as, $13.7 million of net unrealized gains/(losses) on investments and $(1.1) million of other temporary differences. For the year ended December 31, 2017, 88.3% of distributed ordinary income qualified as interest related dividend which is exempt from U.S. withholding tax applicable to non-U.S. shareholders.

Owl Rock Capital Corporation

Notes to Consolidated Financial Statements - Continued

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

Note 11. Financial Highlights

The following are the financial highlights for a common share outstanding during the years ended December 31, 2019, 2018, 2017 and 2016:

	For the Years Ended December 31,
($ in thousands, except share and per share amounts)	2019	2018	2017	2016
Per share data:
Net asset value, beginning of period	$15.10	$15.03	$14.85	$—
Net investment income(1)	1.54	1.68	1.40	0.42
Net realized and unrealized gain (loss)	0.08	(0.19)	0.13	0.36
Total from operations	1.62	1.49	1.53	0.78
Issuance of common stock, net of offering costs(2)	(0.03)	—	—	14.13
Distributions declared from earnings(2)	(1.45)	(1.42)	(1.35)	(0.06)
Total increase in net assets	0.14	0.07	0.18	14.85
Net asset value, end of period	$15.24	$15.10	$15.03	$14.85
Shares outstanding, end of period	392,129,619	216,204,837	97,959,595	45,833,313
Per share market value at end of period	$17.89	N/A	N/A	N/A
Total Return, based on market value(3)	22.0%	N/A	N/A	N/A
Total Return, based on net asset value(4)	10.7%	10.2%	10.6%	(0.6)%
Ratios / Supplemental Data(5)
Ratio of total expenses to average net assets(6)(7)	4.4%	6.4%	6.3%	6.5%
Ratio of net investment income to average net assets(7)	10.0%	10.9%	9.0%	2.9%
Net assets, end of period	$5,977,283	$3,264,845	$1,472,579	$680,525
Weighted-average shares outstanding	324,630,279	146,422,371	67,082,905	21,345,191
Total capital commitments, end of period	N/A	$5,471,160	$5,067,680	$2,313,237
Ratio of total contributed capital to total committed capital, end of period	N/A	57.4%	27.9%	28.8%
Portfolio turnover rate	17.7%	29.1%	30.8%	25.4%

________________

(1)	The per share data was derived using the weighted average shares outstanding during the period.
(2)	The per share data was derived using actual shares outstanding at the date of the relevant transaction.
(3)

Total return based on market value is calculated as the change in market value per share during the respective periods, taking into account dividends and distributions, if any, reinvested in accordance with the Company’s dividend reinvestment plan. The beginning market value per share is based on the initial public offering price of $15.30 per share and not annualized.

(4)

Total return is calculated as the change in net asset value (“NAV”) per share during the period, plus distributions per share (assuming dividends and distributions, if any, are reinvested in accordance with the Company’s dividend reinvestment plan), if any, divided by the beginning NAV per share.

(5)	Does not include expenses of investment companies in which the Company invests.
(6)

Prior to the management and incentive fee waivers, the annualized total expenses to average net assets for the years ended December 31, 2019, 2018, 2017 and 2016 were 5.9%, 6.4%, 6.3% and 6.5%, respectively.

(7)

For the year ended December 31, 2016, the ratio reflects an annualized amount, except in the case of non-recurring expenses (e.g. organization expenses), as the Company commenced operations on March 3, 2016.

Owl Rock Capital Corporation

Notes to Consolidated Financial Statements - Continued

Note 12. Selected Quarterly Financial Data (Unaudited)

	For the three months ended
(amounts in thousands, except share and per share data)	March 31, 2019	June 30, 2019	September 30, 2019	December 31, 2019
Investment income	$151,475	$176,135	$188,154	$202,255
Net expenses	$55,470	$56,513	$50,248	$56,882
Net investment income (loss)	$96,005	$119,622	$137,906	$145,373
Net realized and unrealized gains (losses)	$18,482	$5,048	$(19,254)	$(5,181)
Increase (decrease) in net assets resulting from operations	$114,487	$124,670	$118,652	$140,192
Net asset value per share as of the end of the quarter	$15.26	$15.28	$15.22	$15.24
Earnings (losses) per share - basic and diluted	$0.49	$0.44	$0.31	$0.36

	For the three months ended
(amounts in thousands, except share and per share data)	March 31, 2018	June 30, 2018	September 30, 2018	December 31, 2018
Investment income	$65,444	$86,100	$110,485	$126,829
Net expenses	$26,767	$33,759	$38,877	$43,933
Net investment income (loss)	$38,677	$52,341	$71,608	$82,896
Net realized and unrealized gains (losses)	$5,599	$(1,626)	$718	$(47,970)
Increase (decrease) in net assets resulting from operations	$44,276	$50,715	$72,326	$34,926
Net asset value per share as of the end of the quarter	$15.14	$15.21	$15.27	$15.10
Earnings (losses) per share - basic and diluted	$0.44	$0.41	$0.44	$0.18

	For the three months ended
(amounts in thousands, except share and per share data)	March 31, 2017	June 30, 2017	September 30, 2017	December 31, 2017
Investment income	$23,313	$32,839	$47,354	$56,373
Net expenses	$10,529	$13,563	$18,979	$23,018
Net investment income (loss)	$12,784	$19,276	$28,375	$33,355
Net realized and unrealized gains (losses)	$5,434	$776	$(1,093)	$4,833
Increase (decrease) in net assets resulting from operations	$18,218	$20,052	$27,282	$38,188
Net asset value per share as of the end of the quarter	$15.05	$15.15	$15.27	$15.03
Earnings (losses) per share - basic and diluted	$0.40	$0.35	$0.37	$0.41

Note 13. Subsequent Events

The Company’s management evaluated subsequent events through the date of issuance of these consolidated financial statements.  Other than those previously disclosed, there have been no subsequent events that occurred during such period that would require disclosure in, or would be required to be recognized in, these consolidated financial statements.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A. Controls and Procedures

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

(b)	Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act). Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 COSO Framework). Based on our evaluation under the framework in Internal Control—Integrated Framework, management concluded that our internal control over financial reporting was effective as of December 31, 2019.

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

(c)	Changes in Internal Controls Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Our Board of Directors

Our Board consists of seven members. The Board is divided into three classes, with the members of each class serving staggered, three-year terms. The terms of our Class I directors will expire at the 2020 annual meeting of shareholders; the terms of our Class II directors will expire at the 2021 annual meeting of shareholders; and the terms of our Class III directors will expire at the 2022 annual meeting of shareholders.

Messrs. Finn and Kaye serve as Class I directors (with terms expiring in 2020). Messrs. Temple and Ostrover serve as Class II directors (with terms expiring in 2021). Messrs. D'Alelio, Packer, and Kirshenbaum serve as Class III directors (with terms expiring in 2022).

Biographical Information

Brief biographies of the members of the Board are set forth below. Also included below following each biography is a brief discussion of the specific experience, qualifications, attributes or skills that led our Board to conclude that the applicable director should serve on our Board at this time. In addition, set forth further below is a biography of each of our executive officers who is not a director.

Name, Address, and Age(1)	Position(s) Held with the Company	Principal Occupation(s) During the Past 5 Years	Term of Office and Length of Time Served(2)	Number of Companies in Fund Complex(3) Overseen by Director	Other Directorships Held by Director or Nominee for Director
Independent Directors
Brian Finn, 59	Director	Private Investor Chief Executive Officer, Asset Management Finance Corporation (through 2013)	Class I Director since 2016; Term expires in 2020	3	Owl Rock Capital Corporation II (“ORCC II”) Owl Rock Technology Finance Corp. (“ORTF”) The Scotts Miracle Gro Company
Eric Kaye, 56	Director	Founder of Kayezen, LLC (formerly ARQ^EX Fitness Systems)	Class I Director since 2016; Term expires in 2020	3	ORCC II ORTF
Christopher M. Temple, 52	Director	President of DelTex Capital LLC	Class II Director since 2016; Term expires in 2021	3	ORCC II ORTF Plains All American Pipeline Company
Edward D'Alelio, 67	Chairman of the Board, Director	Retired	Class III Director since 2016; Term expires in 2022	3	ORCC II ORTF Blackstone/GSO Long Short Credit Fund Blackstone/GSO Sen. Flt Rate Fund

Name, Address, and Age(1)	Position(s) Held with the Company	Principal Occupation(s) During the Past 5 Years	Term of Office and Length of Time Served(2)	Number of Companies in Fund Complex(3) Overseen by Director	Other Directorships Held by Director or Nominee for Director
Interested Directors(4)
Douglas I. Ostrover, 57	Director	Co-Founder and Chief Executive Officer of Owl Rock Capital Partners Co-Chief Investment Officer of the Adviser, ORTA and ORPFA Co-Founder GSO Capital Partners	Class II Director since 2016; Term expires in 2021	3	ORCC II ORTF
Craig W. Packer, 53	Chief Executive Officer, President and Director	Co-Founder of Owl Rock Capital Partners Co-Chief Investment Officer of the Adviser, ORTA, and ORPFA President and Chief Executive Officer of the Company, ORCC II and ORTF Co-Head of Leveraged Finance in the Americas, Goldman Sachs	Class III Director since 2016; Term expires in 2022	3	ORCC II ORTF

Name, Address, and Age(1)	Position(s) Held with the Company	Principal Occupation(s) During the Past 5 Years	Term of Office and Length of Time Served(2)	Number of Companies in Fund Complex(3) Overseen by Director	Other Directorships Held by Director or Nominee for Director
Alan Kirshenbaum, 48	Chief Operating Officer, Chief Financial Officer and Director	Chief Operating Officer and Chief Financial Officer of Owl Rock Capital Partners, the Adviser, ORTA, ORPFA, the Company and ORTF Chief Operating Officer of ORCC II Chief Financial Officer of TPG Specialty Lending, Inc.	Director since 2015 and Class III Director since 2016; Term expires in 2022	3	ORCC II ORTF

________________

(1)	The address for each director is c/o Owl Rock Capital Corporation, 399 Park Avenue, 38th Floor, New York, New York 10022.
(2)	Directors serve for three‑year terms until the next annual meeting of shareholders and until their successors are duly elected and qualified.
(3)

The term “Fund Complex” refers to the Company, Owl Rock Capital Corporation II, a business development company that has the same Adviser as the Company, and Owl Rock Technology Finance Corp., a business development company whose adviser is affiliated with the Adviser. Directors and officers who oversee the funds in the Fund Complex are noted.

(4)

"Interested person" of the Company as defined in Section 2(a)(19) of the Investment Company Act of 1940 (the "1940 Act"). Messrs. Ostrover, Packer, and Kirshenbaum are "interested persons" because of their affiliation with the Adviser.

Independent Directors

Mr. Kaye is the founder of Kayezen, LLC (formerly ARQ^EX Fitness Systems), a physical therapy and fitness equipment design company. Prior to founding Kayezen, LLC, Mr. Kaye served as a Vice Chairman and Managing Director of UBS Investment Bank, and a member of the division’s Global Operating and U.S. Executive Committees, from June 2001 to May 2012. For the majority of Mr. Kaye’s tenure with UBS, he was a Managing Director and led the firm’s Exclusive Sales and Divestitures Group, where he focused on advising middle market companies. Prior to joining UBS, Mr. Kaye has served as Global Co Head of Mergers & Acquisitions for Robertson Stephens, an investment banking firm, from February 1998 to June 2001. Mr. Kaye joined Robertson Stephens from PaineWebber where he served as Executive Director and head of the firm’s Technology Mergers & Acquisitions team. Since 2016 he has served on the boards of the Company and ORCC II, since 2018 he has served on the board of ORTF and since 2020 has served on the board of Owl Rock Capital Corporation III ("ORCC III"). Mr. Kaye holds a B.A. from Union College and an M.B.A. from Columbia Business School.

We believe Mr. Kaye’s management positions and experiences in the middle market provide the Board with valuable insight.

Mr. Finn served as the Chief Executive Officer of Asset Management Finance Corporation from 2009 to March 2013 and as its Chairman from 2008 to March 2013. From 2004 to 2008, Mr. Finn was Chairman and Head of Alternative Investments at Credit Suisse Group. Mr. Finn has held many positions within Credit Suisse and its predecessor firms, including President of Credit Suisse First Boston (CSFB), President of Investment Banking, Co President of Institutional Securities, Chief Executive Officer of Credit Suisse USA and a member of the Office of the Chairman of CSFB. He was also a member of the Executive Board of Credit Suisse. Mr. Finn served as principal and partner of private equity firm Clayton, Dubilier & Rice from 1997 to 2002. Mr. Finn currently serves as Chairman of Covr Financial Technologies Corp., a director of The Scotts Miracle Gro Company, and WaveGuide Corporation, Chairman of Star Mountain Capital, a lower middle market credit investment firm, Investment Partner of Nyca Partners, a financial technology venture capital firm and a director of Sarcos Robotics. Since 2016 he has served on the boards of the Company and ORCC

II, since 2018 he has served on the board of ORTF and since 2020 he has served on the board of ORCC III. Mr. Finn received a B.S. in Economics from The Wharton School, University of Pennsylvania.

We believe Mr. Finn’s numerous management positions and broad experiences in the financial services sector provide him with skills and valuable insight in handling complex financial transactions and issues, all of which make him well qualified to serve on the Board.

Mr. Temple has served as President of DelTex Capital LLC (a private investment firm) since its founding in 2010. Mr. Temple has served as an Operating Executive/Consultant for Tailwind Capital, LLC, a New York based middle market private equity firm since June 2011. Prior to forming DelTex Capital, Mr. Temple served as President of Vulcan Capital, the investment arm of Vulcan Inc., from May 2009 until December 2009 and as Vice President of Vulcan Capital from September 2008 to May 2009. Prior to joining Vulcan in September 2008, Mr. Temple served as a managing director at Tailwind Capital, LLC from May to August 2008. Prior to joining Tailwind, Mr. Temple was a managing director at Friend Skoler & Co., Inc. from May 2005 to May 2008. From April 1996 to December 2004, Mr. Temple was a managing director at Thayer Capital Partners. Mr. Temple started his career in the audit and tax departments of KPMG’s Houston office and was a licensed CPA from 1989 to 1993. Mr. Temple has served on the board of directors of Plains GP Holdings, L.P., the general partner of Plains All American Pipeline Company since November 2016 and as a director of Plains All American Pipeline, L.P's ("PAA") general partner from May 2009 to November 2016. He was a member of the PAA Audit Committee from 2009 to 2016. Prior public board service includes board and audit committee service for Clear Channel Outdoor Holdings from April 2011 to May 2016 and on the board and audit committee of Charter Communications Inc. from November 2009 through January 2011. In addition to public boards, as part of his role with Tailwind, Mr. Temple has served on private boards including Brawler Industries, and National HME and currently serves on the boards of Loenbro, Inc. and HMT, LLC. Since 2016 he has served on the boards of the Company and ORCC II since 2018 he has served on the board of ORTF and since 2020 he has served on the board of ORCC III. Mr. Temple holds a B.B.A., magna cum laude, from the University of Texas and an M.B.A. from Harvard.

We believe Mr. Temple’s broad investment management background, together with his financial and accounting knowledge, brings important and valuable skills to the Board.

Mr. D’Alelio was formerly a Managing Director and CIO for Fixed Income at Putnam Investments, Boston, where he served from 1989 until he retired in 2002. While at Putnam, he served on the Investment Policy Committee, which was responsible for oversight of all investments. He also sat on various Committees including attribution and portfolio performance. Prior to joining Putnam, he was a portfolio manager at Keystone Investments and prior to that, he was an Investment Analyst at The Hartford Ins. Co. Since 2002, Mr. D’Alelio has served as an Executive in Residence at the University of Mass., Boston—School of Management. He is also chair of the investment committee of the UMass Foundation and chair of the UMass Memorial Hospital investment committee and serves on its corporate board. He serves on the Advisory Committees of Ceres Farms. Since September 2009, he has served as director of Vermont Farmstead Cheese. Since January 2008 he has served on the board of Blackstone/GSO Long Short Credit Fund & Blackstone/GSO Sen. Flt Rate Fund. Since 2016 he has served on the boards of the Company and ORCC II since 2018 he has served on the board of ORTF and since 2020 he has served on the board of ORCC III. Mr. D’Alelio’s previous corporate board assignments include Archibald Candy, Doane Pet Care and Trump Entertainment Resorts. Mr. D’Alelio is a graduate of the Univ. of Mass Boston and has an M.B.A. from Boston University.

We believe Mr. D’Alelio’s numerous management positions and broad experiences in the financial services sector provide him with skills and valuable insight in handling complex financial transactions and issues, all of which make him well qualified to serve on the Board.

Interested Directors

Mr. Ostrover is a Co‑Founder of Owl Rock Capital Partners LP and also serves as Chief Executive Officer and Co‑Chief Investment Officer of the Owl Rock Advisers, and is a member of the Investment Committee of each of ORCC, ORCC II and ORTF (the “Owl Rock BDCs”). In addition, Mr. Ostrover has served on the boards of the Company and ORCC II since 2016, on the board of ORTF since 2018 and on the board of ORCC III since 2020. Prior to co‑founding Owl Rock, Mr. Ostrover was one of the founders of GSO Capital Partners (GSO), Blackstone’s alternative credit platform, and a Senior Managing Director at Blackstone until 2015. Prior to co‑founding GSO in 2005, Mr. Ostrover was a Managing Director and Chairman of the Leveraged Finance Group of Credit Suisse First Boston (CSFB). Prior to his role as Chairman, Mr. Ostrover was Global Co‑Head of CSFB’s Leveraged Finance Group, during which time he was responsible for all of CSFB’s origination, distribution and trading activities relating to high yield securities, leveraged loans, high yield credit derivatives and distressed securities. Mr. Ostrover was a member of CSFB’s Management Council and the Fixed Income Operating Committee. Mr. Ostrover joined CSFB in November 2000 when CSFB acquired Donaldson, Lufkin & Jenrette (“DLJ”), where he was a Managing Director in charge of High Yield and Distressed Sales, Trading and Research. Mr. Ostrover had been a member of DLJ’s high yield team since he joined the firm in 1992. Mr. Ostrover is actively involved in non‑profit organizations including serving on the Board of Directors of the Michael J. Fox Foundation. Mr. Ostrover is also a board member of the Brunswick School. Mr. Ostrover received a B.A. in Economics from the University of Pennsylvania and an M.B.A. from New York University Stern School of Business.

We believe Mr. Ostrover’s depth of experience in corporate finance, capital markets and financial services, gives the Board valuable industry‑specific knowledge and expertise on these and other matters, and his history with us and the Adviser, provide an important skillset and knowledge base to the Board.

Mr. Packer is a Co‑Founder of Owl Rock Capital Partners LP and also serves as Co‑Chief Investment Officer of the Owl Rock Advisers and President and Chief Executive Officer of each of the Owl Rock BDCs and is a member of the Investment Committee of each of the Owl Rock BDCs. In addition, Mr. Packer has served on the boards of the Company and ORCC II since 2016, on the board of ORTF since 2018 and on the board of ORCC III since 2020. Prior to co‑founding Owl Rock, Mr. Packer was Co‑Head of Leveraged Finance in the Americas at Goldman, Sachs & Co., where he served on the Firmwide Capital Committee, Investment Banking Division (“IBD”) Operating Committee, IBD Client and Business Standards Committee and the IBD Risk Committee. Mr. Packer joined Goldman, Sachs & Co. as a Managing Director and Head of High Yield Capital Markets in 2006 and was named partner in 2008. Prior to joining Goldman Sachs, Mr. Packer was the Global Head of High Yield Capital Markets at Credit Suisse First Boston, and before that he worked at Donaldson, Lufkin & Jenrette Mr. Packer serves as Treasurer and member of the Board of Trustees of Greenwich Academy, and Co‑Chair of the Honorary Board of Kids in Crisis, a nonprofit organization that serves children in Connecticut, and on the Advisory Board for the McIntire School of Commerce, University of Virginia. Mr. Packer earned a B.S. from the University of Virginia and an M.B.A. from Harvard Business School.

We believe Mr. Packer’s depth of experience in corporate finance, capital markets and financial services gives the Board valuable industry‑specific knowledge and expertise on these and other matters, and his history with us and the Adviser, provide an important skillset and knowledge base to the Board.

Mr. Kirshenbaum is Chief Operating Officer and Chief Financial Officer of Owl Rock Capital Partners LP and also serves as the Chief Operating Officer and Chief Financial Officer of the Owl Rock Advisers, the Company and ORTF, and the Chief Operating Officer of ORCC II and ORCC III. In addition, Mr. Kirshenbaum has served on the board of the Company since 2015, on the board of ORCC II since 2016, on the board of ORTF since 2018 and on the board of ORCC III since 2020. Prior to Owl Rock, Mr. Kirshenbaum was Chief Financial Officer of TPG Specialty Lending, Inc., a business development company traded on the NYSE (TSLX). Mr. Kirshenbaum was responsible for building and overseeing TSLX’s finance, treasury, accounting and operations functions from 2011 through 2015, including during its initial public offering in March 2014. From 2011 to 2013, Mr. Kirshenbaum was also Chief Financial Officer of TPG Special Situations Partners. From 2007 to 2011, Mr. Kirshenbaum was the Chief Financial Officer of Natsource, a private investment firm and, prior to that, Managing Director, Chief Operating Officer and Chief Financial Officer of MainStay Investments. Mr. Kirshenbaum joined Bear Stearns Asset Management (“BSAM”) in 1999 and was BSAM’s Chief Financial Officer from 2003 to 2006. Before joining BSAM, Mr. Kirshenbaum worked in public accounting at KPMG and J.H. Cohn. Mr. Kirshenbaum is actively involved in a variety of non‑profit organizations including the Boy Scouts of America and as trustee for the Jewish Federation of Greater MetroWest NJ. Mr. Kirshenbaum is also a member of the Rutgers University Dean’s Cabinet. Mr. Kirshenbaum received a B.S. from Rutgers University and an M.B.A. from New York University Stern School of Business.

We believe Mr. Kirshenbaum’s finance and operations experience, including serving as chief financial officer for a publicly traded business development company and prior experience going through the initial public offering process, as well as a history with us and the Adviser, provide an important skillset and knowledge base to the Board.

Meetings and Attendance

The Board met five times during 2019 and acted on various occasions by written consent. Each director attended all meetings of the Board (held during the period for which he has been a director).

Board Attendance at the Annual Meeting

Our policy is to encourage our directors to attend each annual meeting; however, such attendance is not required at this time. All of our directors attended the 2019 annual meeting of shareholders.

Board Leadership Structure and Role in Risk Oversight

Overall responsibility for our oversight rests with the Board. We have entered into the Investment Advisory Agreement pursuant to which the Adviser will manage the Company on a day-to-day basis. The Board is responsible for overseeing the Adviser and our other service providers in accordance with the provisions of the 1940 Act, applicable provisions of state and other laws and our charter. The Board is currently composed of seven members, four of whom are directors who are not "interested persons" of the Company or the Adviser as defined in the 1940 Act. The Board meets in person at regularly scheduled quarterly meetings each year. In addition, the Board may hold special in-person or telephonic meetings or informal conference calls to discuss specific matters that may arise or require action between regular meetings. As described below, the Board has established a Nominating and Corporate Governance Committee, a Compensation Committee and an Audit Committee, and may establish ad hoc committees or working groups from time to time, to assist the Board in fulfilling its oversight responsibilities. The Board has appointed Edward D’Alelio, an independent director, to serve in the role of Chairman of the Board. The Chairman’s role is to preside at all meetings of the Board and to act as a liaison with the Adviser, counsel and other directors generally between meetings. The Chairman serves as a key point person for dealings between management and the directors. The Chairman also may perform such other functions as may be delegated by the Board from time to time. The Board reviews matters related to its leadership structure annually. The Board has determined that the Board’s leadership structure is appropriate because it allows the Board to exercise informed and independent judgment over the matters under its purview and it allocates areas of responsibility among committees of directors and the full Board in a manner that enhances effective oversight.

We are subject to a number of risks, including investment, compliance, operational and valuation risks, among others. Risk oversight forms part of the Board’s general oversight of the Company and is addressed as part of various Board and committee activities. Day to day risk management functions are subsumed within the responsibilities of the Adviser and other service providers (depending on the nature of the risk), which carry out our investment management and business affairs. The Adviser and other service providers employ a variety of processes, procedures and controls to identify various events or circumstances that give rise to risks, to lessen the probability of their occurrence and to mitigate the effects of such events or circumstances if they do occur. Each of the Adviser and other service providers has their own independent interest in risk management, and their policies and methods of risk management will depend on their functions and business models. The Board recognizes that it is not possible to identify all of the risks that may affect the Company or to develop processes and controls to eliminate or mitigate their occurrence or effects. As part of its regular oversight of the Company, the Board interacts with and reviews reports from, among others, the Adviser, our chief compliance officer, our independent registered public accounting firm and counsel, as appropriate, regarding risks faced by the Company and applicable risk controls. The Board may, at any time and in its discretion, change the manner in which it conducts risk oversight.

Communications with Directors

Shareholders and other interested parties may contact any member (or all members) of the Board by mail. To communicate with the Board, any individual directors or any group or committee of directors, correspondence should be addressed to the Board or any such individual directors or group or committee of directors by either name or title. All such correspondence should be sent to Owl Rock Capital Corporation, 399 Park Avenue, 38th Floor, New York, New York 10022, Attention: Secretary.

Committees of the Board

The Board has an Audit Committee, a Nominating and Corporate Governance Committee and a Compensation Committee, and may form additional committees in the future. A brief description of each committee is included in this Form 10-K and the charters of the Audit, Nominating and Corporate Governance, and Compensation Committees can be accessed on the Company’s website at www.owlrockcapitalcorporation.com.

As of the date of this Form 10-K, the members of each of the Board’s committees are as follows (the names of the respective committee chairperson are bolded):

Audit Committee	Nominating and Corporate Governance Committee	Compensation Committee
Edward D'Alelio	Edward D'Alelio	Edward D'Alelio
Christopher M. Temple	Christopher M. Temple	Christopher M. Temple
Eric Kaye	Eric Kaye	Eric Kaye
Brian Finn	Brian Finn	Brian Finn

Audit Committee Governance, Responsibilities and Meetings

In accordance with its written charter adopted by the Board, the Audit Committee:

(a) assists the Board’s oversight of the integrity of our financial statements, the independent registered public accounting firm’s qualifications and independence, our compliance with legal and regulatory requirements and the performance of our independent registered public accounting firm;

(b)prepares an Audit Committee report, if required by the SEC, to be included in our annual proxy statement;

(c)oversees the scope of the annual audit of our financial statements, the quality and objectivity of our financial statements, accounting and financial reporting policies and internal controls;

(d)determines the selection, appointment, retention and termination of our independent registered public accounting firm, as well as approving the compensation thereof;

(e)pre-approves all audit and non-audit services provided to us and certain other persons by such independent registered public accounting firm; and

(f)acts as a liaison between our independent registered public accounting firm and the Board.

The Audit Committee had eight formal meetings in 2019. Each member of the Audit Committee (during the period for which he has been a member of the committee) who served on such committee during the 2019 fiscal year attended all of the meetings held during 2019, except for Mr. Kaye who did not attend one meeting of the Audit Committee and Mr. D’Alelio who did not attend two meetings of the Audit Committee.

Each member of the Audit Committee simultaneously serves on the audit committees of three or more public companies, and the Board has determined that each member’s simultaneous service on the audit committees of other public companies does not impair such member’s ability to effectively serve on the Audit Committee.

Nominating and Corporate Governance Committee Governance, Responsibilities and Meetings

In accordance with its written charter adopted by the Board, the Nominating and Corporate Governance Committee:

(a)recommends to the Board persons to be nominated by the Board for election at the Company’s meetings of our shareholders, special or annual, if any, or to fill any vacancy on the Board that may arise between shareholder meetings;

(b)makes recommendations with regard to the tenure of the directors;

(c)is responsible for overseeing an annual evaluation of the Board and its committee structure to determine whether the structure is operating effectively; and

(d)recommends to the Board the compensation to be paid to the independent directors of the Board.

The Nominating and Corporate Governance Committee will consider for nomination to the Board candidates submitted by our shareholders or from other sources it deems appropriate.

The Nominating and Corporate Governance Committee had two formal meetings in 2019. Each member of the Nominating and Corporate Governance Committee (during the period for which he has been a member of the committee) who served on such committee during the 2019 fiscal year attended all of the meetings held during 2019.

Director Nominations

Nomination for election as a director may be made by, or at the direction of, the Nominating and Corporate Governance Committee or by shareholders in compliance with the procedures set forth in our bylaws.

Shareholder proposals or director nominations to be presented at the annual meeting of shareholders, other than shareholder proposals submitted pursuant to the SEC's Rule 14a-8, must be submitted in accordance with the advance notice procedures and other requirements set forth in our bylaws. These requirements are separate from the requirements discussed above to have the shareholder nomination or other proposal included in our proxy statement and form of proxy/voting instruction card pursuant to the SEC's rules.

Our bylaws require that the proposal or recommendation for nomination must be delivered to, or mailed and received at, the principal executive offices of the Company not earlier than the 150th day prior to the one year anniversary of the date the Company's proxy statement for the preceding year's annual meeting, or later than the 120th day prior to the first anniversary of the date of the proxy statement for the preceding year's annual meeting. If the date of the annual meeting has changed by more than 30 days from the first anniversary of the date of the preceding year's annual meeting, shareholder proposals or director nominations must be so received not earlier than the 150th day prior to the date of such annual meeting and not later than the 120th day prior to the date of such annual meeting or the tenth day following the day on which public announcement of the date of such meeting is first made.

In evaluating director nominees, the Nominating and Corporate Governance Committee considers, among others, the following factors:

•	whether the individual possesses high standards of character and integrity, relevant experience, a willingness to ask hard questions and the ability to work well with others;
•	whether the individual is free of conflicts of interest that would violate applicable law or regulation or interfere with the proper performance of the responsibilities of a director;
•	whether the individual is willing and able to devote sufficient time to the affairs of the Company and be diligent in fulfilling the responsibilities of a director and Board Committee member;
•	whether the individual has the capacity and desire to represent the balanced, best interests of the shareholder as a whole and not a special interest group or constituency; and
•

whether the individual possesses the skills, experiences (such as current business experience or other such current involvement in public service, academia or scientific communities), particular areas of expertise, particular backgrounds, and other characteristics that will help ensure the effectiveness of the Board and Board committees.

The Nominating and Corporate Governance Committee's goal is to assemble a board that brings to the Company a variety of perspectives and skills derived from high-quality business and professional experience.

Other than the foregoing, there are no stated minimum criteria for director nominees, although the Nominating and Corporate Governance Committee may also consider other factors as they may deem are in the best interests of the Company and its shareholders. The Board also believes it appropriate for certain key members of our management to participate as members of the Board.

The Nominating and Corporate Governance Committee identifies nominees by first evaluating the current members of the Board willing to continue in service. Current members of the Board with skills and experience that are relevant to our business and who are willing to continue in service are considered for re-nomination. If any member of the Board does not wish to continue in service or if the Nominating and Corporate Governance Committee decides not to re-nominate a member for re-election, the Nominating and Corporate Governance Committee identify the desired skills and experience of a new nominee in light of the criteria above. The members of the Board are polled for suggestions as to individuals meeting the aforementioned criteria. Research may also be performed to identify qualified individuals. To date, we have not engaged third parties to identify or evaluate or assist in identifying potential nominees, although we reserve the right in the future to retain a third-party search firm, if necessary.

The Board has not adopted a formal policy with regard to the consideration of diversity in identifying director nominees. In determining whether to recommend a director nominee, the Nominating and Corporate Governance Committee considers and discusses diversity, among other factors, with a view toward the needs of the Board as a whole. The Board generally conceptualizes diversity expansively to include, without limitation, concepts such as race, gender, national origin, differences of viewpoint, professional experience, education, skill and other qualities that contribute to the Board, when identifying and recommending director nominees. The Board believes that the inclusion of diversity as one of many factors considered in selecting director nominees is consistent with the Board's goal of creating a Board that best serves the needs of the Company and the interests of its shareholders.

Compensation Committee Governance, Responsibilities and Meetings

In accordance with its written charter adopted by the Board, the Compensation Committee:

(a)determines, or recommends to the Board for determination, the compensation, if any, of our chief executive officer and all other executive officers; and

(b)assists the Board with matters related to compensation generally, except with respect to the compensation of the directors.

As none of our executive officers are currently compensated by us, the Compensation Committee will not produce and/or review a report on executive compensation practices. The Compensation Committee did not meet in 2019.

Section 16(a) Beneficial Ownership Reporting Compliance

Pursuant to Section 16(a) of the Exchange Act, the Company’s directors and executive officers, and any persons holding more than 10% of its shares, are required to report their beneficial ownership and any changes therein to the SEC and the Company. Specific due dates for those reports have been established, and the Company is required to report herein any failure to file such reports by those due dates. Based on the Company’s review of Forms 3, 4, and 5 filed by such persons and information provided by the Company’s directors and officers, the Company believes that during the fiscal year ended December 31, 2019, all Section 16(a) filing requirements applicable to such persons were timely filed.

Code of Business Conduct and Ethics

We have adopted a Code of Business Conduct and Ethics which applies to our executive officers, including our principal executive officer and principal financial officer, as well as every officer, director and employee of the Company. Our Code of Business Conduct and Ethics can be accessed on our website at www.owlrockcapitalcorporation.com.

There have been no material changes to our corporate code of ethics or material waivers of the code that apply to our Chief Executive Officer or Chief Financial Officer. If we make any substantive amendment to, or grant a waiver from, a provision of our Code of Business Conduct and Ethics, we will promptly disclose the nature of the amendment or waiver on our website at www.owlrockcapitalcorporation.com as well as file a Form 8-K with the Securities and Exchange Commission.

Information about Executive Officers Who Are Not Directors

The following sets forth certain information regarding the executive officers of the Company who are not directors of the Company.

Name	Age	Position	Officer Since
Karen Hager	47	Chief Compliance Officer	2018
Bryan Cole	35	Chief Accounting Officer	2017
Alexis Maged	54	Vice President	2017
Neena Reddy	41	Vice President	2019

The address for each of our executive officers is c/o Owl Rock Capital Corporation, 399 Park Avenue, 38th Floor, New York, New York 10022.

Ms. Hager is a Managing Director of Owl Rock Capital Partners LP and also serves as the Chief Compliance Officer of each of the Owl Rock Advisers and each of the Owl Rock BDCs. Prior to joining Owl Rock in 2018, Ms. Hager was Chief Compliance Officer at Abbott Capital Management. Previous to Abbott, Ms. Hager worked as SVP, Director of Global Compliance and Chief Compliance Officer at The Permal Group, and as Director of Compliance at Dominick & Dominick Advisors LLC. Prior to joining Dominick & Dominick Advisors LLC, Ms. Hager was a Senior Securities Compliance Examiner/Staff Accountant at the US Securities and Exchange Commission. Ms. Hager received a B.S. in Accounting from Brooklyn College of the City University of New York.

Mr. Cole is a Managing Director of Owl Rock Capital Partners and serves as the Chief Accounting Officer for each of the Owl Rock BDCs and ORCC III, and as Chief Financial Officer of ORCC II and ORCC III. Prior to joining Owl Rock in 2016, Mr. Cole was Assistant Controller of Business Development Corporation of America, a non-traded business development company, where he was responsible for overseeing the finance, accounting, financial reporting, operations and internal controls functions. Preceding that role, Mr. Cole worked within the Financial Services—Alternative Investments practice of PwC where he specialized in financial reporting, fair valuation of illiquid investments and structured products, internal controls and other technical accounting matters pertaining to alternative investment advisors, hedge funds, business development companies and private equity funds. Mr. Cole received a B.S. in Accounting from Fordham University and is a licensed Certified Public Accountant in New York.

Mr. Maged is a Managing Director of Owl Rock Capital Partners LP and also serves as the Head of Underwriting and Portfolio Management for each of the Owl Rock Advisers and as Vice President of each of the Owl Rock BDCs and ORCC III and is a member of the Investment Committee of each of the Owl Rock BDCs. Prior to joining Owl Rock in 2016, Mr. Maged was Chief Financial Officer of Barkbox, Inc., a New York based provider of pet themed products and technology, from 2014 to 2015. Prior to that, Mr. Maged was a Managing Director with Goldman Sachs & Co. from 2007 until 2014. At Goldman Sachs & Co., Mr. Maged held several leadership positions, including Chief Operating Officer of the investment bank’s Global Credit Finance businesses, Co-Chair of the Credit Markets Capital Committee and a member of the Firmwide Capital Committee. Prior to assuming that role in 2011, Mr. Maged served as Chief Underwriting Officer for the Americas and oversaw the U.S. Bank Debt Portfolio Group and US Loan Negotiation Group. From mid-2007 to the end of 2008, Mr. Maged was Head of Bridge Finance Capital Markets in the Americas Financing Group’s Leveraged Finance Group, where he coordinated the firm’s High Yield Bridge Lending and Syndication business. Prior to joining Goldman, Sachs & Co, Mr. Maged was Head of the Bridge Finance Group at Credit Suisse and also worked in the Loan Capital Markets Group at Donaldson, Lufkin and Jenrette. Upon DLJ’s merger with Credit Suisse in 2000, Mr. Maged joined Credit Suisse’s Syndicated Loan Group and, in 2003, founded its Bridge Finance Group. Earlier in his career, Mr. Maged was a member of the West Coast Sponsor Coverage Group at Citigroup and the Derivatives Group at Republic National Bank, as well as a founding member of the Loan Syndication Group at Swiss Bank Corporation. Mr. Maged received a B.A. from Vassar College and an M.B.A. from New York University Stern School of Business.

Ms. Reddy is a Managing Director of Owl Rock Capital Partners LP, General Counsel of each of the Owl Rock Advisors and also serves as Vice President and Secretary of each of the Owl Rock BDCs and ORCC III. Prior to joining Owl Rock in 2019, Ms. Reddy was counsel at Goldman Sachs Asset Management, where she was responsible for direct alternative products, including private credit. Previously, Ms. Reddy was an attorney at Boies Schiller Flexner LLP and Debevoise & Plimpton LLP. Ms. Reddy received a B.A. in English from Georgetown University and a J.D. from New York University School of Law. Prior to becoming an attorney, Ms. Reddy was a financial analyst at Goldman, Sachs & Co.

Portfolio Managers

The management of our investment portfolio is the responsibility of the Adviser and the Investment Committee. We consider these individuals to be our portfolio managers. The Investment Team, is led by Douglas I. Ostrover, Marc S. Lipschultz and Craig W. Packer and is supported by certain members of the Adviser's senior executive team and the Investment Committee. The Investment Team, under the Investment Committee's supervision, sources investment opportunities, conducts research, performs due diligence on potential investments, structures our investments and will monitor our portfolio companies on an ongoing basis. The Investment

Committee meets regularly to consider our investments, direct our strategic initiatives and supervise the actions taken by the Adviser on our behalf. In addition, the Investment Committee reviews and determines whether to make prospective investments and monitors the performance of the investment portfolio. Each investment opportunity requires the unanimous approval of the Investment Committee. Follow-on investments in existing portfolio companies may require the Investment Committee's approval beyond that obtained when the initial investment in the portfolio company was made. In addition, temporary investments, such as those in cash equivalents, U.S. government securities and other high quality debt investments that mature in one year or less, may require approval by the Investment Committee. The compensation packages of certain Investment Committee members from the Adviser include various combinations of discretionary bonuses and variable incentive compensation based primarily on performance for services provided.

None of the Adviser's investment professionals receive any direct compensation from us in connection with the management of our portfolio. Certain members of the Investment Committee, through their financial interests in the Adviser, are entitled to a portion of the profits earned by the Adviser, which includes any fees payable to the Adviser under the terms of the Investment Advisory Agreement, less expenses incurred by the Adviser in performing its services under the Investment Advisory Agreement.

The Investment Team performs a similar role for Owl Rock Capital Corporation II. See "ITEM 1. BUSINESS – Affiliated Transactions" for a description of the Owl Rock Advisers' allocation policy governing allocations of investments among us and other investment vehicles with similar or overlapping strategies, as well as a description of certain other relationships between us and the Adviser. See "ITEM 1A. RISK FACTORS —We may compete for capital and investment opportunities with other entities managed by our Adviser or its affiliates, subjecting our Adviser to certain conflicts of interests" for a discussion of potential conflicts of interests.

The members of the Investment Committee function as portfolio managers with the most significant responsibility for the day-to-day management of our portfolio. The Investment Committee is comprised of Douglas I. Ostrover, Marc S. Lipschultz, Craig W. Packer and Alexis Maged. Information regarding the Investment Committee, is as follows:

Name	Year of Birth
Douglas I. Ostrover	1962
Marc S. Lipschultz	1969
Craig W. Packer	1966
Alexis Maged	1965

In addition to managing our investments, as of December 31, 2019, our portfolio managers also managed investments on behalf of the following entities:

Name	Entity	Investment Focus	Gross Assets ($ in millions)
Owl Rock Capital Corporation II	Business development company	U.S. middle-market lending	$1,528.3
Owl Rock Technology Finance Corp.	Business development company	U.S. middle-market lending	$1,625.0
Owl Rock First Lien Master Fund, L.P.	Private Fund	U.S. middle-market lending	$1,113.0
Owl Rock US Direct Lending SMA 2019 L.P.	Private Fund	U.S. middle-market lending	$29.8

The management and incentive fees payable by Owl Rock Capital Corporation II, Owl Rock Technology Finance Corp. and Owl Rock First Lien Master Fund, L.P. are based on the gross assets and performance, respectively of Owl Rock Capital Corporation II, Owl Rock Technology Finance Corp., Owl Rock First Lien Master Fund, L.P. and Owl Rock US Direct Lending SMA 2019 L.P.

        Biographical information regarding the member of the Investment Committee, who is not a director or executive officer of the Company is as follows:

        Marc S. Lipschultz

        Mr. Lipschultz is a Co-Founder and the President of Owl Rock Capital Partners, the Co-Chief Investment Officer of the Adviser, ORPFA and ORTA, and is a member of the Adviser's Investment Committee. Prior to founding Owl Rock, Mr. Lipschultz spent more than two decades at KKR, and he served on the firm's Management Committee and as the Global Head of Energy and Infrastructure. Mr. Lipschultz has a wide range of experience in alternative investments, including leadership roles in private equity, infrastructure and direct-asset investing. Prior to joining KKR, Mr. Lipschultz was with Goldman, Sachs & Co., where he focused on mergers and acquisitions and principal investment activities. He received an A.B. with honors and distinction, Phi Beta Kappa, from Stanford University and an M.B.A. with high distinction, Baker Scholar, from Harvard Business School. Mr. Lipschultz serves on the board of the Hess Corporation and is actively involved in a variety of nonprofit organizations, serving as a trustee or board member of the

American Enterprise Institute for Public Policy Research, Michael J. Fox Foundation, Mount Sinai Health System, Riverdale Country School and as the Chairman Emeritus of the board of directors of the 92nd Street Y.

        The table below shows the dollar range of shares of our common stock to be beneficially owned by the members of the Investment Committee as of February 14, 2020 stated as one of the following dollar ranges: None; $1-$10,000; $10,001- $50,000; $50,001-$100,000; or Over $100,000. For purposes of this Annual Report, the term "Fund Complex" is defined to include the Company, Owl Rock Capital Corporation II and Owl Rock Technology Finance Corp.

Name	Dollar Range of Equity Securities in Owl Rock Capital Corporation(1)(2)	Aggregate Dollar Range of Equity Securities in the Fund Complex(1)(2)
Douglas I. Ostrover	over $100,000	over $100,000
Marc S. Lipschultz	over $100,000	over $100,000
Craig W. Packer	over $100,000	over $100,000
Alexis Maged	—	—

________________

(1)	Beneficial ownership determined in accordance with Rule 16a-1(a)(2) promulgated under the 1934 Act.
(2)

The dollar range of equity securities of the Company beneficially owned by directors of the Company, if applicable, is calculated by multiplying the closing price of the Company’s common stock of $15.90 on February 14, 2020 on the New York Stock Exchange (“NYSE”), times the number of shares of the Company’s common stock beneficially owned.

(3)

The dollar range of Equity Securities in the Fund Complex beneficially owned by directors of the Company, if applicable, is the sum of (x) the product obtained by multiplying the current net offering price of Owl Rock Capital Corporation II, times the number of shares of Owl Rock Capital Corporation II beneficially owned, (y) the product obtained by multiplying the net asset value per share of Owl Rock Technology Finance Corp. as of December 31, 2019 by the number of shares of Owl Rock Technology Finance Corp. beneficially owned, and (z) the total dollar range of equity securities in the Company beneficially owned by the director.

Item 11. Executive Compensation

We do not currently have any employees and do not expect to have any employees. Services necessary for our business are provided by individuals who are employees of the Adviser or its affiliates, pursuant to the terms of the Investment Advisory Agreement and the Administration Agreement, as applicable. Our day to day investment and administrative operations are managed by the Adviser. Most of the services necessary for the origination and administration of our investment portfolio will be provided by investment professionals employed by the Adviser or its affiliates.

None of our executive officers will receive direct compensation from us. We will reimburse the Adviser the allocable portion of the compensation paid by the Adviser (or its affiliates) to our chief compliance officer and chief financial officer and their respective staffs (based on the percentage of time such individuals devote, on an estimated basis, to our business and affairs). The members of the Investment Committee, through their financial interests in the Adviser, are entitled to a portion of the profits earned by the Adviser, which includes any fees payable to the Adviser under the terms of the Investment Advisory Agreement, less expenses incurred by the Adviser in performing its services under the Investment Advisory Agreement.

Director Compensation

No compensation is expected to be paid to our directors who are “interested persons,” as such term is defined in Section 2(a)(19) of the 1940 Act. Our directors who do not also serve in an executive officer capacity for us or the Adviser are entitled to receive annual cash retainer fees, fees for participating in in person board and committee meetings and annual fees for serving as a committee chairperson, determined based on our net assets as of the end of each fiscal quarter. These directors are Edward D’Alelio, Christopher M. Temple, Eric Kaye and Brian Finn. We pay each independent director the following amounts for serving as a director:

			Annual Committee Chair Cash Retainer
Net Asset Value	Annual Cash Retainer	Board Meeting Fee	Chair of the Board	Audit	Committee Chair	Committee Meeting Fee
Pre-Exchange Listing (July 18, 2019)	$100,000	$2,500	$25,000	$15,000	$5,000	$1,000
Post-Listing Date (July 18, 2019)	$150,000	$2,500	$25,000	$15,000	$5,000	$1,000

We also reimburse each of the directors for all reasonable and authorized business expenses in accordance with our policies as in effect from time to time, including reimbursement of reasonable out of pocket expenses incurred in connection with attending each board meeting and each committee meeting not held concurrently with a board meeting.

The table below sets forth the compensation received by each director from the Company and the Fund Complex for service during the fiscal year ended December 31, 2019:

Net Asset Value	Fees Earned and Paid in Cash by the Company	Total Compensation from the Company	Total Compensation from the Fund Complex
Edward D'Alelio	$168,190	$168,190	$506,271
Christopher M. Temple	$160,190	$160,190	$490,271
Eric Kaye	$149,190	$149,190	$465,771
Brian Finn	$145,190	$145,190	$440,271

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

Beneficial ownership is determined in accordance with the rules and regulations of the SEC. These rules generally provide that a person is the beneficial owner of securities if such person has or shares the power to vote or direct the voting thereof, or to dispose or direct the disposition thereof or has the right to acquire such powers within 60 days. The following table sets forth, as of February 14, 2020 the beneficial ownership according to information furnished to us by such persons or publicly available filings. Ownership information for those persons who beneficially own 5% or more of the outstanding shares of our common stock is based upon filings by such persons with the SEC and other information obtained from such persons of each current director, the nominees for director, the Company’s executive officers, the executive officers and directors as a group, and each person known to us to beneficially own 5% or more of the outstanding shares of our common stock.

The percentage ownership is based on 394,952,667 shares of our common stock outstanding as of February 14, 2020. To our knowledge, except as indicated in the footnotes to the table, each of the shareholders listed below has sole voting and/or investment power with respect to shares of our common stock beneficially owned by such shareholder.

Name and Address	Number of Shares Owned	Percentage of Class Outstanding
5% Owners
Regents of the University of California(1)	43,960,361	11%
Interested Directors
Douglas I. Ostrover(2)	6,701,955	2%
Craig W. Packer(3)	131,466	*
Alan Kirshenbaum	27,994	*
Independent Directors
Brian Finn(4)	38,117	*
Edward D'Alelio	—	0%
Eric Kaye	—	0%
Christopher M. Temple	10,741	*
Executive Officers		0%
Karen Hager	—	0%
Bryan Cole	—	0%
Alexis Maged	—	0%
Neena Reddy	—	0%
All officers and directors as a group (11 persons)(5)	6,910,273	2%

________________

* Less than 1%

(1)	The address of Regents of the University of California is 1111 Broadway, 21st Floor, Oakland, CA 94607.
(2)

Includes 5,026,466 shares held directly by Mr. Ostrover and 1,675,489 shares held by DIO Family LLC, a Delaware limited liability company of which Julia Ostrover, Mr. Ostrover’s wife, is the sole manager. Mr. Ostrover disclaims beneficial ownership of these securities except to the extent of his pecuniary interest therein.

(3)	Includes 65,733 shares owned by Mr. Packer and 65,733 shares owned by Mr. Packer’s wife.
(4)

Shares are held by Marstar Investments, LLC, a Delaware limited liability company of which Mr. Finn is the administrator. Mr. Finn disclaims beneficial ownership of these securities except to the extent of his pecuniary interest therein.

(5)	The address for each of the directors and officers is c/o Owl Rock Capital Corporation, 399 Park Avenue, 38th Floor, New York, New York 10022.

Dollar Range of Equity Securities Beneficially Owned by Directors

The table below shows the dollar range of equity securities of the Company and the aggregate dollar range of equity securities of the Fund Complex that were beneficially owned by each director as of February 14, 2020 stated as one of the following dollar ranges: None; $1 $10,000; $10,001  $50,000; $50,001 $100,000; or Over $100,000. For purposes of this Form 10-K, the term “Fund Complex” is defined to include the Company, Owl Rock Capital Corporation II, and Owl Rock Technology Finance Corp.

Name of Director	Dollar Range of Equity Securities in Owl Rock Capital Corporation(1)(2)	Aggregate Dollar Range of Equity Securities in the Fund Complex(1)(3)
Interested Directors
Douglas I. Ostrover	over $100,000	over $100,000
Craig W. Packer	over $100,000	over $100,000
Alan Kirshenbaum	over $100,000	over $100,000
Independent Directors
Brian Finn	over $100,000	over $100,000
Edward D'Alelio	—	over $100,000
Eric Kaye	—	—
Christopher M. Temple	over $100,000	over $100,000

________________

(1)	Beneficial ownership has been determined in accordance with Rule 16a 1(a)(2) of the Exchange Act.
(2)

The dollar range of equity securities of the Company beneficially owned by directors of the Company, if applicable, is calculated by multiplying the closing price of the Company’s common stock of $15.90 on February 14, 2020 on the New York Stock Exchange (“NYSE”), times the number of shares of the Company’s common stock beneficially owned.

(3)

The dollar range of Equity Securities in the Fund Complex beneficially owned by directors of the Company, if applicable, is the sum of: (1) the current net public offering price of Owl Rock Capital Corporation II’s common stock multiplied by the number of shares of Owl Rock Capital Corporation II’s common stock beneficially owned by the director, (2) the current net asset value per share of Owl Rock Technology Finance Corp.’s common stock multiplied by the number of shares of Owl Rock Technology Finance Corp.’s common stock beneficially owned by the director, and (3) the total dollar range of equity securities in the Company beneficially owned by the director.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Certain Relationships and Related Transactions

We have entered into both the Investment Advisory Agreement and the Administration Agreement with the Adviser. Pursuant to the Investment Advisory Agreement, we will pay the Adviser a base management fee and an incentive fee. See “ITEM 1. BUSINESS —Investment Advisory Agreement” for a description of how the fees payable to the Adviser will be determined. Pursuant to the Administration Agreement, we will reimburse the Adviser for expenses necessary to perform services related to our administration and operations. In addition, the Adviser or its affiliates may engage in certain origination activities and receive attendant arrangement, structuring or similar fees.

Our executive officers, certain of our directors and certain other finance professionals of Owl Rock Capital Partners also serve as executives of the Owl Rock Advisers and officers and directors of the Company and certain professionals of Owl Rock Capital Partners and the Adviser are officers of Owl Rock Capital Securities LLC. In addition, our executive officers and directors and the members of the Adviser and members of its investment committee serve or may serve as officers, directors or principals of entities that operate in the same, or a related, line of business as we do (including the Owl Rock Advisers) including serving on their respective investment committees and/or on the investment committees of investments funds, accounts or other investment vehicles managed by our affiliates which may have investment objective similar to our investment objective. At time we may compete with these other entities managed by the Adviser as well as entities managed by the other Owl Rock Advisers, including ORCC II, ORTF, and Owl Rock First Lien Master Fund L.P. (the “Owl Rock Clients”), for capital and investment opportunities. As a result, we may not be given the opportunity to participate in certain investments made by the Owl Rock Clients. This can create a potential conflict when allocating investment opportunities among us and such other Owl Rock Clients. An investment opportunity that is suitable for multiple clients of the Adviser and its affiliates may not be capable of being shared among some or all of such clients and affiliates due to the limited scale of the opportunity or other factors, including regulatory restrictions imposed by the 1940 Act. However, in order for the Adviser and its affiliates to fulfill their fiduciary duties to each of their clients, the Owl Rock Advisers have put in place an investment allocation policy that seeks to ensure the fair and equitable allocation of investment opportunities over time and addresses the co-investment restrictions set forth under the 1940 Act.

Allocation of Investment Opportunities

The Owl Rock Advisers intend to allocate investment opportunities in a manner that is fair and equitable over time and is consistent with its allocation policy, so that no client of the Adviser or its affiliates is disadvantaged in relation to any other client of the Adviser or its affiliates, taking into account such factors as the relative amounts of capital available for new investments, cash on hand, existing commitments and reserves, the investment programs and portfolio positions of the participating investment accounts, the clients for which participation is appropriate, targeted leverage level, targeted asset mix and any other factors deemed appropriate.

The Owl Rock Advisers have put in place an investment allocation policy that seeks to ensure the equitable allocation of investment opportunities and addresses the co-investment restrictions set forth under the 1940 Act. When we engage in co-investments as permitted by the exemptive relief described below, we will do so in a manner consistent with the Owl Rock Advisers' allocation policy. In situations where co-investment with other entities managed by the Adviser or its affiliates is not permitted or appropriate, such as when there is an opportunity to invest in different securities of the same issuer, a committee comprised of certain executive officers of the Owl Rock Advisers (including executive officers of the Adviser) along with other officers and employees, will need to decide whether we or such other entity or entities will proceed with the investment. The allocation committee will make these determinations based on the Owl Rock Advisers' allocation policy, which generally requires that such opportunities be offered to eligible accounts in a manner that will be fair and equitable over time.

The Owl Rock Advisers' allocation policy is designed to manage the potential conflicts of interest between the Adviser's fiduciary obligations to us and its or its affiliates' similar fiduciary obligations to other clients, including ORCC II, ORTF and Owl Rock First Lien Master Fund; however, there can be no assurance that the Owl Rock Advisers’ efforts to allocate any particular investment opportunity fairly among all clients for whom such opportunity is appropriate will result in an allocation of all or part of such opportunity to us. Not all conflicts of interest can be expected to be resolved in our favor.

The allocation of investment opportunities among us and any of the other investment funds sponsored or accounts managed by the Adviser or its affiliates may not always, and often will not, be proportional. In general, pursuant to the Owl Rock Advisers' allocation policy, the process for making an allocation determination includes an assessment as to whether a particular investment opportunity (including any follow-on investment in, or disposition from, an existing portfolio company held by the Company or another investment fund or account) is suitable for us or another investment fund or account including ORCC II, ORTF and Owl Rock First Lien Master Fund. In making this assessment, the Owl Rock Advisers may consider a variety of factors, including, without limitation: the investment objectives, guidelines and strategies applicable to the investment fund or account; the nature of the investment, including its risk-return profile and expected holding period; portfolio diversification and concentration concerns; the liquidity needs of the investment fund or account; the ability of the investment fund or account to accommodate structural, timing and other aspects of the investment process; the life cycle of the investment fund or account; legal, tax and regulatory requirements and restrictions, including, as applicable, compliance with the 1940 Act (including requirements and restrictions pertaining to co-investment opportunities discussed below); compliance with existing agreements of the investment fund or account; the available capital of the investment fund or account; diversification requirements for BDCs or RICs; the gross asset value and net asset value of the investment fund or account; the current and targeted leverage levels for the investment fund or account; and portfolio construction considerations. The relevance of each of these criteria will vary from investment opportunity to investment opportunity. In circumstances where the investment objectives of multiple investment funds or accounts regularly overlap, while the specific facts and circumstances of each allocation decision will be determinative, the Owl Rock Advisers may afford prior decisions precedential value.

Pursuant to the Owl Rock Advisers' allocation policy, if through the foregoing analysis, it is determined that an investment opportunity is appropriate for multiple investment funds or accounts, the Owl Rock Advisers generally will determine the appropriate size of the opportunity for each such investment fund or account. If an investment opportunity falls within the mandate of two or more investment funds or accounts, and there are no restrictions on such funds or accounts investing with each other, then each investment fund or account will receive the amount of the investment that it is seeking, as determined based on the criteria set forth above.

Certain allocations may be more advantageous to us relative to one or all of the other investment funds, or vice versa. While the Owl Rock Advisers will seek to allocate investment opportunities in a way that it believes in good faith is fair and equitable over time, there can be no assurance that our actual allocation of an investment opportunity, if any, or terms on which the allocation is made, will be as favorable as they would be if the conflicts of interest to which the Adviser may be subject did not exist.

Exemptive Relief

We, the Adviser and certain of our affiliates have been granted exemptive relief by the SEC to co-invest with other funds managed by the Adviser or its affiliates in a manner consistent with our investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors. Pursuant to such exemptive relief, we generally are permitted to co-invest with certain of our affiliates if a "required majority" (as defined in Section 57(o) of the 1940 Act) of our independent directors make certain conclusions in connection with a co-investment transaction, including that (1) the terms of the transaction, including the consideration to be paid, are reasonable and fair to us and our shareholders and do not involve overreaching of us or our shareholders on the part of any person concerned, (2) the transaction is consistent with the interests of our shareholders and is consistent with our investment objective and strategies, and (3) the investment by our affiliates would not disadvantage us, and our participation would not be on a basis different from or less advantageous than that on which our affiliates are investing. The Owl Rock Advisers' investment allocation policy incorporates the conditions of the exemptive relief. As a result of the exemptive relief, there could be significant overlap in our investment portfolio and the investment portfolio of Owl Rock Capital Corporation II, Owl Rock Technology Finance Corp. and/or other funds established by the Adviser or its affiliates that could avail themselves of the exemptive relief.

Review, Approval or Ratification of Transactions with Related Persons

The Audit Committee is required to review and approve any transactions with related persons (as such term is defined in Item 404 of Regulation S-K)

License Agreement

We have entered into a license agreement (the “License Agreement”), pursuant to which an affiliate of Owl Rock Capital Partners has granted us a non‑exclusive license to use the name “Owl Rock.” Under the License Agreement, we have a right to use the Owl Rock name for so long as the Adviser or one of its affiliates remains our investment adviser. Other than with respect to this limited license, we have no legal right to the “Owl Rock” name or logo.

Material Non‑Public Information

Our senior management, members of the Adviser’s investment committee and other investment professionals from the Adviser may serve as directors of, or in a similar capacity with, companies in which we invest or in which we are considering making an investment. Through these and other relationships with a company, these individuals may obtain material non‑public information that might restrict our ability to buy or sell the securities of such company under the policies of the company or applicable law.

Director Independence

Pursuant to our certificate of incorporation, a majority of the Board will at all times consist of directors who are not “interested persons” of us, of the Adviser, or of any of our or its respective affiliates, as defined in the 1940 Act. Under Section 303A.00 of the NYSE Listed Company Manual, a director of a business development company (“BDC”) is considered to be independent if he or she is not an “interested person” of ours, as defined in Section 2(a)(19) of the 1940 Act. We refer to these directors as our “Independent Directors.”

Consistent with these considerations, after review of all relevant transactions and relationships between each director, or any of his or her family members, and the Company, the Adviser, or of any of their respective affiliates, the Board has determined that each of Messrs. Finn, Kaye, Temple, and D'Alelio is independent, has no material relationship with the Company, and is not an “interested person” (as defined in Section 2(a)(19) of the 1940 Act) of the Company. Messrs. Ostrover, Packer, and Kirshenbaum are considered "interested persons" (as defined in the 1940 Act) of the Company since they are employed by the Adviser.

Item 14. Principal Accounting Fees and Services

KPMG LLP, New York, New York, has been appointed by the Board to serve as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2020. KPMG LLP acted as the Company’s independent registered public accounting firm for the fiscal years ended December 31, 2019 and 2018. The Company knows of no direct financial or material indirect financial interest of KPMG LLP in the Company. A representative of KPMG LLP will be available to answer questions during the Annual Meeting and will have an opportunity to make a statement if he or she desires to do so.

Fees

Set forth in the table below are audit fees, audit related fees, tax fees and all other fees billed to the Company by KPMG LLP for professional services performed for the fiscal years ended December 31, 2019 and 2018:

	For the Fiscal Year ended December 31, 2019	For the Fiscal Year ended December 31, 2018
Audit Fees	$1,243,000	$852,200
Audit-Related Fees(1)	—	—
Tax Fees	94,765	100,475
All Other Fees(2)	—	—
Total Fees	$1,337,765	$952,675

________________

(1)	“Audit‑Related Fees” are those fees billed to the Company by KPMG LLP for services provided by KPMG LLP.
(2)	“All Other Fees” are those fees, if any, billed to the Company by KPMG LLP in connection with permitted non‑audit services.

Pre‑Approval Policies and Procedures

The Audit Committee has established a pre‑approval policy that describes the permitted audit, audit‑related, tax and other services to be provided by KPMG LLP, the Company’s independent registered public accounting firm. The policy requires that the Audit Committee pre‑approve the audit and non‑audit services performed by the independent auditor in order to assure that the provision of such service does not impair the auditor’s independence.

Any requests for audit, audit‑related, tax and other services that have not received general pre‑approval must be submitted to the Audit Committee for specific pre‑approval, irrespective of the amount, and cannot commence until such approval has been granted. Normally, pre‑approval is provided at regularly scheduled meetings of the Audit Committee. The Audit Committee does not delegate its responsibilities to pre‑approve services performed by the independent registered public accounting firm to management.

PART IV

Item 15. Exhibits, Financial Statement Schedules

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

The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

Exhibit Number	Description of Exhibits

3.1	Articles of Amendment and Restatement, dated March 1, 2016 (incorporated by reference to Exhibit 3.1 to the Company's Registration Statement on Form 10 filed on April 11, 2016).
3.2	Articles of Amendment, dated April 30, 2019 (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed on April 30, 2019).
3.3	Bylaws, dated January 11, 2016 (incorporated by reference to Exhibit 3.2 to the Company's Quarterly Report on Form 10-Q filed on April 11, 2016).
4.1	Form of Subscription Agreement (incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form 10 filed on March 3, 2016).
4.2

Indenture, dated April 10, 2019, between Owl Rock Capital Corporation and Wells Fargo Bank, National Association (incorporated by reference to Exhibit (d)(2) to Pre-Effective Amendment No. 1 to the Company's Registration Statement on Form N-2 (File No. 333-233186) filed on September 20, 2019).

4.3

Form of First Supplemental Indenture between Owl Rock Capital Corporation and Wells Fargo Bank, National Association, as trustee, including the form of global note attached thereto (incorporated by reference to Exhibit (d)(4) to Pre-Effective Amendment No. 4 to the Company's Registration Statement on Form N-2 (File No. 333-225373) filed on April 3, 2019).

4.4

Second Supplemental Indenture, dated as of October 8, 2019, between Owl Rock Capital Corporation and Wells Fargo Bank, National Association, as trustee, including the form of global note attached thereto (incorporated by reference to Exhibit (d)(5) to Post-Effective Amendment No.1 to the Company’s Registration Statement on Form N-2 (File No. 333-233186) filed on October 8, 2019).

4.5

Third Supplemental Indenture, dated as of January 22, 2020, between Owl Rock Capital Corporation and Wells Fargo Bank, National Association, as trustee, including the form of global note attached thereto (incorporated by reference to Exhibit (d)(7) to Post-Effective Amendment No.2 to the Company’s Registration Statement on Form N-2 (File No. 333-233186) filed on January 22, 2020).

4.6*	Description of Securities.

10.1	Amended and Restated Dividend Reinvestment Plan effective as of May 9, 2017 (incorporated by reference to Exhibit 10.2 to the Company's Form 10-Q filed on May 10, 2017).(
10.2

Second Amended and Restated Dividend Reinvestment Plan (incorporated by reference to Exhibit (e)(2) to Pre-Effective Amendment No. 1 to the Company's Registration Statement on Form N-2 (File No. 333-231946) filed on June 25, 2019).

10.3

Amended and Restated Investment Advisory Agreement, dated February 27, 2019, between the Company and the Adviser (incorporated by reference to Exhibit 10.15 to the Company's annual report on Form 10-K filed on February 27, 2019).

10.4

Custody Agreement by and between the Company and State Street Bank and Trust Company dated February 24, 2016 (incorporated by reference to Exhibit 10.5 to the Company's Registration Statement on Form 10 filed on April 11, 2016).

10.5	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.4 to the Company's Registration Statement on Form 10 filed on April 11, 2016).
10.6

Administration Agreement between the Company and the Adviser, dated March 1, 2016 (incorporated by reference to Exhibit 10.2 to the Company's Registration Statement on Form 10 filed on April 11, 2016).

10.7

License Agreement between the Company and Owl Rock Capital Partners LP, dated March 1, 2016 (incorporated by reference to Exhibit 10.6 to the Company's Registration Statement on Form 10 filed on April 11, 2016).

10.8

Revolving Credit Agreement between the Company and Wells Fargo Bank, National Association and Wells Fargo Securities,  LLC, dated August 1, 2016 (incorporated by reference to Exhibit 10.7 to the Company's Form 10-Q filed on August 10, 2016).

10.9

Senior Secured Revolving Credit Agreement between the Company and SunTrust Bank and Bank of America, N.A., dated February 1, 2017 (incorporated by reference to Exhibit 10.8 to the Company's Form 10-K filed on March 8, 2017).

10.10

Lender Joinder Agreement between the Company and Wells Fargo Bank, National Association, dated January 4, 2017 (incorporated by reference to Exhibit 10.9 to the Company's Form 10-K filed on March 8, 2017).

10.11

Lender Joinder Agreement between the Company and Wells Fargo Bank, National Association, dated March 13, 2017 (incorporated by reference to Exhibit 10.1 to the Company's Form 10-Q filed on May 10, 2017).

10.12

Sebago Lake LLC Amended and Restated Limited Liability Company Agreement by and between Owl Rock Capital Corporation and Regents of the University of California, dated June 20, 2017 (incorporated by reference to Exhibit 10.1 to the Company's current report on Form 8-K, filed on June 22, 2017).

10.13

First Amendment to Senior Secured Revolving Credit Agreement between the Company, the lenders party thereto and SunTrust Bank, dated July 17, 2017 (incorporated by reference to Exhibit 10.4 to the Company's quarterly report on Form 10-Q, filed on August 9, 2017).

10.14

First Amendment to Revolving Credit Agreement between the Company, Wells Fargo Bank, National Association and other lenders party thereto, dated November 2, 2017 (incorporated by reference to Exhibit 10.5 to the Company's quarterly report on Form 10-Q, filed on November 8, 2017).

10.15

Lender Agreement between the Company and PNC Bank, National Association, dated November 2, 2017 (incorporated by reference to Exhibit 10.6 to the Company's quarterly report on Form 10-Q, filed on November 8, 2017).

10.16	Lender Agreement between California Bank and Trust, dated December 1, 2017 (incorporated by reference to Exhibit 10.1 to the Company's current report on Form 8-K, filed on December 4, 2017).
10.17

Note Purchase Agreement by and between the Company and the purchasers party thereto, dated December 21, 2017 (incorporated by reference to Exhibit 10.1 to the Company's current report on Form 8-K, filed on December 22, 2017).

10.18

Loan and Servicing Agreement, by and among the Company, as Transferor and Servicer, ORCC Financing LLC, as Borrower, Morgan Stanley Asset Funding Inc., as Administrative Agent, State Street Bank and Trust Company, as the Collateral Agent and the Account Bank, Cortland Capital Market Services LLC, as Collateral Custodian and the banks and financial institutions from time to time party thereto as Lenders, dated December 21, 2017 (incorporated by reference to Exhibit 10.2 to the Company's current report on Form 8-K, filed on December 22, 2017).

10.19

Sale and Contribution Agreement by and between the Company and ORCC Financing LLC, dated as of December 21, 2017 (incorporated by reference to Exhibit 10.3 to the Company's current report on Form 8-K, filed on December 22, 2017).

10.20

Lender Joinder Agreement by and among Comerica, Wells Fargo and the Company, dated January 2, 2018 (incorporated by reference to Exhibit 10.1 to the Company's current report on Form 8-K, filed on January 3, 2018).

10.21

First Omnibus Amendment to Senior Secured Revolving Credit Agreement between the Company and SunTrust Bank and Bank of America, N.A., dated March 29, 2018. (incorporated by reference to Exhibit 10.1 to the Company's quarterly report on Form 10-Q, filed on May 8, 2018).

10.22

Credit Agreement dated May 22, 2018, by and among ORCC Financing II LLC, as Borrower, the lenders from time to time parties thereto, Natixis, New York Branch, as Administrative Agent, State Street Bank and Trust Company, as Collateral Agent, and Cortland Capital Market Services LLC as Document Custodian (incorporated by reference to Exhibit 10.1 to the Company's current report on Form 8-K, filed on May 23, 2018).

10.23

Sale and Contribution Agreement dated May 22, 2018, between Owl Rock Capital Corporation, as Seller, and ORCC Financing II LLC, as Purchaser (incorporated by reference to Exhibit 10.2 to the Company's current report on Form 8-K, filed on May 23, 2018).

10.24

Third Amendment to Senior Secured Revolving Credit Agreement between the Company and SunTrust Bank and Bank of America, N.A., dated June 21, 2018 (incorporated by reference to Exhibit (k)(20) to Pre-Effective Amendment No. 1 to the Company's Registration Statement on Form N-2 (File No. 333-225373) filed on June 25, 2018).

10.25

Amendment No. 1 to Loan and Servicing Agreement, by and among the Company, as Servicer, ORCC Financing LLC, as Borrower, Morgan Stanley Bank, N.A., as a Lender, Morgan Stanley Asset Funding Inc., as Administrative Agent, State Street Bank and Trust Company, as the Collateral Agent and the Account Bank and Cortland Capital Market Services LLC, as Collateral Custodian, dated March 20, 2018 (incorporated by reference to Exhibit 10.1 to the Company's quarterly report on Form 10-Q, filed on November 7, 2018).

10.26

Amendment No. 2 to Loan and Servicing Agreement, by and among the Company, as Servicer, ORCC Financing LLC, as Borrower, Morgan Stanley Bank, N.A., as a Lender, Morgan Stanley Asset Funding Inc., as Administrative Agent, State Street Bank and Trust Company, as the Collateral Agent and the Account Bank and Cortland Capital Market Services LLC, as Collateral Custodian, dated September 7, 2018 (incorporated by reference to Exhibit 10.2 to the Company's quarterly report on Form 10-Q, filed on November 7, 2018).

10.27

Amendment to Credit Agreement by and among ORCC Financing II, as Borrower, Various Lenders, Natixis, New York Branch, as Administrative Agent, State Street Bank and Trust Company, as Collateral Agent, and Cortland Capital Market Services LLC as Document Custodian, dated as of October 10, 2018 (incorporated by reference to Exhibit 10.3 to the Company's quarterly report on Form 10-Q, filed on November 7, 2018).

10.28

Second Amendment to Revolving Credit Agreement between the Company, Wells Fargo Bank, National Association and other lenders party thereto, dated October 9, 2018 (incorporated by reference to Exhibit 10.4 to the Company's quarterly report on Form 10-Q, filed on November 7, 2018).

10.29

Loan Financing and Servicing Agreement, dated as of December 14, 2018, by and among ORCC Financing III LLC, as Borrower, Owl Rock Capital Corporation, as Equityholder and Services Provider, the Lenders from time to time parties thereto, Deutsche Bank AG, New York Branch, as Facility Agent, the other Agents parties thereto, State Street Bank and Trust Company, as Collateral Agent, and Cortland Capital Market Services LLC, as Collateral Custodian (incorporated by reference to Exhibit 10.1 to the Company's current report on Form 8-K, filed on December 19, 2018).

10.30

Sale and Contribution Agreement, dated as of December 14, 2018, by and between Owl Rock Capital Corporation and ORCC Financing III LLC (incorporated by reference to Exhibit 10.2 to the Company's current report on Form 8-K, filed on December 19, 2018).

10.31

Amendment No. 2 to Credit Agreement, dated as of December 20, 2018, by and among ORCC Financing II LLC, as Borrower, Natixis, New York Branch, as Administrative Agent, State Street Bank and Trust Company, as Collateral Agent, Collateral Administrator and Custodian, Cortland Capital Market Services LLC, as Document Custodian, and the lenders identified therein (incorporated by reference to Exhibit 10.1 to the Company's current report on Form 8-K, filed on December 21, 2018).

10.32

Third Amendment to Revolving Credit Agreement, dated February 1,2019, between the Company, Wells Fargo, National Association and other lenders party thereto (incorporated by reference to Exhibit 10.13 to the Company's annual report on Form 10-K filed on February 27, 2019).

10.33

First Amendment to Amended and Restated Limited Liability Operating Company Agreement, dated as of February 27, 2019, between the Company and Regents of the University of California (incorporated by reference to Exhibit 10.14 to the Company's annual report on Form 10-K filed on February 27, 2019).

10.34	Waiver Agreement, dated February 27, 2019, between the Company and the Adviser (incorporated by reference to Exhibit 10.16 to the Company's annual report on Form 10-K filed on February 27, 2019).

10.35

Fourth Amendment to Senior Secured Revolving Credit Agreement, dated as of April 2, 2019 among Owl Rock Capital Corporation, the Lenders party thereto and SunTrust Bank, as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Company's current report on Form 8-K, filed on April 3, 2019).

10.36

Indenture and Security Agreement, dated as of May 28, 2019, by and among Owl Rock CLO I, Ltd., as issuer, Owl Rock CLO I, LLC, as co-issuer, and State Street Bank and Trust Company, as collateral trustee (incorporated by reference to Exhibit 10.1 to the Company's current report on Form 8-K filed on May 31, 2019).

10.37

The Class-A Credit Agreement, dated as of May 28, 2019, by and among Owl Rock CLO I, Ltd., as borrower, Owl Rock CLO I, LLC, as co-borrower, various financial institutions and other persons, as lenders, and State Street Bank and Trust Company, as collateral trustee and loan agent (incorporated by reference to Exhibit 10.2 to the Company's current report on Form 8-K filed on May 31, 2019).

10.38

Collateral Management Agreement, dated as of May 28, 2019, between Owl Rock CLO I, Ltd., as issuer, and Owl Rock Capital Advisors LLC, as collateral manager (incorporated by reference to Exhibit 10.3 to the Company's current report on Form 8-K filed on May 31, 2019).

10.39

Loan Sale Agreement, dated as of May 28, 2019, between Owl Rock Capital Corporation, as seller and Owl Rock CLO I, Ltd., as purchaser (incorporated by reference to Exhibit 10.4 to the Company's current report on Form 8-K filed on May 31, 2019).

10.40

Loan Sale Agreement, dated as of May 28, 2019, between ORCC Financing II LLC, as seller and Owl Rock CLO I, Ltd., as purchaser (incorporated by reference to Exhibit 10.5 to the Company's current report on Form 8-K filed on May 31, 2019).

10.41

Credit Agreement, dated as of August 2, 2019, among ORCC Financing IV LLC, as borrower, the lenders referred to therein, Société Général, as Administrative Agent, and State Street Bank and Trust Company, as Collateral Agent, Collateral Administrator, Custodian and Cortland Capital Market Services LLC, Document Custodian (incorporated by reference to Exhibit 10.1 to the Company's current report on Form 8-K filed on August 6, 2019).

10.42

Sale and Contribution Agreement, dated as of August 2, 2019, between Owl Rock Capital Corporation, as Seller and ORCC Financing IV LLC, as Purchaser (incorporated by reference to Exhibit 10.2 to the Company's current report on Form 8-K filed on August 6, 2019).

10.43

First Amendment to Credit Agreement, dated as of November 22, 2019, among ORCC Financing IV LLC, as borrower, Société Général, as administrative agent, State Street Bank and Trust Company, as collateral agent, collateral administrator and collateral custodian, Cortland Capital Market Services LLC, as document custodian, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed on November 27, 2019).

10.44	*

Amendment No. 3 to Credit Agreement, dated as of May 30, 2019, by and among ORCC Financing II LLC, as Borrower, Natixis, New York Branch, as Administrative Agent, State Street Bank and Trust Company, as Collateral Agent, Collateral Administrator and Custodian, Cortland Capital Market Services LLC, as Document Custodian, and the lenders identified therein.

10.45

Fourth Amendment to Credit Facility, dated as of November 22, 2019, by and among ORCC Financing II LLC, as borrower, Natixis, New York Branch, as administrative agent, State Street Bank and Trust Company, as collateral agent, collateral administrator and collateral custodian, Cortland Capital Market Services LLC, as document custodian and the lenders party thereto (incorporated by reference to Exhibit 10.2 to the Company’s current report on Form 8-K filed on November 27, 2019).

10.46

Indenture and Security Agreement, dated as of December 12, 2019, by and among Owl Rock CLO II, Ltd., as issuer, Owl Rock CLO II, LLC, as co-issuer, and State Street Bank and Trust Company, as trustee (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed on December 13, 2019).

10.47

Collateral Management Agreement, dated as of December 12, 2019, between Owl Rock CLO II, Ltd., as issuer, and Owl Rock Capital Advisors LLC, as collateral manager (incorporated by reference to Exhibit 10.2 to the Company’s current report on Form 8-K filed on December 13, 2019).

10.48

Loan Sale Agreement, dated as of December 12, 2019, between Owl Rock Capital Corporation, as seller and Owl Rock CLO II, Ltd., as purchaser (incorporated by reference to Exhibit 10.3 to the Company’s current report on Form 8-K filed on December 13, 2019).

10.49

Loan Sale Agreement, dated as of December 12, 2019, between ORCC Financing III LLC, as seller and Owl Rock CLO II, Ltd., as purchaser (incorporated by reference to Exhibit 10.4 to the Company’s current report on Form 8-K filed on December 13, 2019).

14.1

Code of Ethics of Owl Rock Capital Corporation (incorporated by reference to Exhibit (r) to Pre-Effective Amendment No. 1 to the Company's Registration Statement on Form N-2 (File No. 333-225373) filed on June 25, 2018).

21.1*		Subsidiary List

23.1*		Consent of KPMG LLP.

31.1*		Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*		Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**		Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**		Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1*		Report of Independent Registered Public Accounting Firm on Supplemental Information.

________________

*Filed herein.

**Furnished herein.

Item 16. Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Owl Rock Capital Corporation

Date: February 19, 2020	By:	/s/ Alan Kirshenbaum
Alan Kirshenbaum
Chief Operating Officer and Chief Financial Officer

Each person whose signature appears below constitutes and appoints Craig W. Packer and Alan Kirshenbaum, and each of them, such person’s true and lawful attorney-in-fact and agent, with full power of substitution and revocation, for such person and in such person’s name, place and stead, in any and all capacities, to sign one or more Annual Reports on Form 10-K for the fiscal December 31, 2019, and any and all amendments thereto, and to file same with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as such person might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents and each of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities on February 19, 2020.

Name	Title

/s/ Craig W. Packer	Chief Executive Officer and Director
Craig W. Packer

/s/ Alan Kirshenbaum	Chief Operating Officer, Chief Financial Officer and Director
Alan Kirshenbaum

/s/ Douglas I. Ostrover	Director
Douglas I. Ostrover

/s/ Edward D’Alelio	Director and Chairman of the Board of Directors
Edward D’Alelio

/s/ Christopher M. Temple	Director and Chairman of the Audit Committee
Christopher M. Temple

/s/ Eric Kaye	Director and Chairman of the Nominating and Corporate Governance Committee and Compensation Committee
Eric Kaye

/s/ Brian Finn	Director
Brian Finn