Form 10-Q
period 2020-03-31
Owl Rock Capital Corp
filed 2020-05-05
CIK 1655888

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2020

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Small reporting company	☐

Emerging growth company	☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   YES ☐  NO ☒

As of May 5, 2020 the registrant had 383,797,977 shares of common stock, $0.01 par value per share, outstanding.

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
•

the impact of the novel strain of coronavirus known as “COVID-19” and related changes in base interest rates and significant market volatility on our business, our portfolio companies, our industry and the global economy;

•	interest rate volatility, including the decommissioning of LIBOR, could adversely affect our results, particularly if we elect to use leverage as part of our investment strategy;
•

currency fluctuations could adversely affect the results of our investments in foreign companies, particularly to the extent that we receive payments denominated in foreign currency rather than U.S. dollars;

•	our future operating results;
•	our business prospects and the prospects of our portfolio companies including our and their ability to achieve our respective objectives as a result of the current COVID-19 pandemic;
•	our contractual arrangements and relationships with third parties;
•	the ability of our portfolio companies to achieve their objectives;
•	competition with other entities and our affiliates for investment opportunities;
•	the speculative and illiquid nature of our investments;
•	the use of borrowed money to finance a portion of our investments as well as any estimates regarding potential use of leverage;
•	the adequacy of our financing sources and working capital;
•	the loss of key personnel;
•	the timing of cash flows, if any, from the operations of our portfolio companies;
•	the ability of Owl Rock Capital Advisors LLC (“the Adviser” or “our Adviser”) to locate suitable investments for us and to monitor and administer our investments;
•	the ability of the Adviser to attract and retain highly talented professionals;
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

PART I. CONSOLIDATED FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

Owl Rock Capital Corporation

Consolidated Statements of Assets and Liabilities

(Amounts in thousands, except share and per share amounts)

	March 31, 2020 (Unaudited)	December 31, 2019
Assets
Investments at fair value
Non-controlled, non-affiliated investments (amortized cost of $9,274,197 and $8,738,520, respectively)	$8,797,303	$8,709,700
Controlled, affiliated investments (amortized cost of $156,752 and $90,336, respectively)	141,042	89,525
Total investments at fair value (amortized cost of $9,430,949 and $8,828,856, respectively)	8,938,345	8,799,225
Cash (restricted cash of $4,414 and $7,587, respectively)	382,923	317,159
Interest receivable	53,867	57,632
Receivable for investments sold	—	9,250
Receivable from a controlled affiliate	2,188	2,475
Prepaid expenses and other assets	40,970	17,878
Total Assets	$9,418,293	$9,203,619
Liabilities
Debt (net of unamortized debt issuance costs of $55,003 and $44,302, respectively)	$3,638,573	$3,038,232
Distribution payable	152,434	137,245
Management fee payable	16,895	16,256
Payables to affiliates	3,065	5,775
Payable for investments purchased	49,116	—
Accrued expenses and other liabilities	50,948	28,828
Total Liabilities	3,911,031	3,226,336
Commitments and contingencies (Note 7)
Net Assets
Common shares $0.01 par value, 500,000,000 shares authorized; 390,856,121 and 392,129,619 shares issued and outstanding, respectively	3,909	3,921
Additional paid-in-capital	5,950,625	5,955,610
Total distributable earnings (losses)	(447,272)	17,752
Total Net Assets	5,507,262	5,977,283
Total Liabilities and Net Assets	$9,418,293	$9,203,619
Net Asset Value Per Share	$14.09	$15.24

The accompanying notes are an integral part of these consolidated financial statements.

Owl Rock Capital Corporation

Consolidated Statements of Operations

(Amounts in thousands, except share and per share amounts)

(Unaudited)

	For the Three Months Ended March 31,
	2020	2019
Investment Income
Investment income from non-controlled, non-affiliated investments:
Interest income	$198,393	$146,439
Other income	4,151	2,339
Total investment income from non-controlled, non-affiliated investments	202,544	148,778
Investment income from controlled, affiliated investments:
Dividend income	2,188	2,697
Other income	—	—
Total investment income from controlled, affiliated investments	2,188	2,697
Total Investment Income	204,732	151,475
Expenses
Interest expense	33,957	34,729
Management fee	33,790	15,187
Performance based incentive fees	25,595	—
Professional fees	3,152	2,124
Directors' fees	233	143
Other general and administrative	2,164	1,614
Total Operating Expenses	98,891	53,797
Management and incentive fees waived (Note 3)	(42,490)	—
Net Operating Expenses	56,401	53,797
Net Investment Income (Loss) Before Taxes	148,331	97,678
Excise tax expense (benefit)	2,075	1,673
Net Investment Income (Loss) After Taxes	$146,256	$96,005
Net Realized and Change in Unrealized Gain (Loss)
Net change in unrealized gain (loss):
Non-controlled, non-affiliated investments	$(444,135)	$16,428
Controlled affiliated investments	(14,899)	2,046
Translation of assets and liabilities in foreign currencies	(81)	(22)
Total Net Change in Unrealized Gain (Loss)	(459,115)	18,452
Net realized gain (loss):
Non-controlled, non-affiliated investments	348	(4)
Foreign currency transactions	(79)	34
Total Net Realized Gain (Loss)	269	30
Total Net Realized and Change in Unrealized Gain (Loss)	(458,846)	18,482
Net Increase (Decrease) in Net Assets Resulting from Operations	$(312,590)	$114,487
Earnings Per Share - Basic and Diluted	$(0.79)	$0.49
Weighted Average Shares Outstanding - Basic and Diluted	393,441,711	235,886,358

The accompanying notes are an integral part of these consolidated financial statements.

Owl Rock Capital Corporation

Consolidated Schedules of Investments

As of March 31, 2020

(Amounts in thousands, except share amounts)

(Unaudited)

Company(1)(17)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(3)(27)	Fair Value	Percentage of Net Assets
Non-controlled/non-affiliated portfolio company investments(2)
Debt Investments
Advertising and media
IRI Holdings, Inc.(4)(7)(24)	First lien senior secured loan	L + 4.50%	12/1/2025	$14,813	$14,688	$13,998	0.3%
PAK Acquisition Corporation (dba Valpak)(4)(7)	First lien senior secured loan	L + 8.00%	6/30/2022	61,725	61,145	60,336	1.1%
Swipe Acquisition Corporation (dba PLI)(4)(7)(24)	First lien senior secured loan	L + 8.00%	6/29/2024	157,697	155,264	141,927	2.6%
				234,235	231,097	216,261	4.0%
Aerospace and defense
Aviation Solutions Midco, LLC (dba STS Aviation)(4)(7)(24)	First lien senior secured loan	L + 6.25%	1/6/2025	195,562	192,097	171,605	3.1%
Valence Surface Technologies LLC(4)(7)(24)	First lien senior secured loan	L + 5.75%	6/28/2025	99,500	98,162	90,048	1.6%
Valence Surface Technologies LLC(4)(8)(16)(19)(24)	First lien senior secured delayed draw term loan	L + 5.75%	6/28/2021	24,000	23,642	21,150	0.4%
Valence Surface Technologies LLC(4)(8)(16)(24)	First lien senior secured revolving loan	L + 5.75%	6/28/2025	9,951	9,820	9,001	0.2%
				329,013	323,721	291,804	5.3%
Automotive
Mavis Tire Express Services Corp.(4)(7)(24)	Second lien senior secured loan	L + 8.00%	3/20/2026	179,905	176,839	164,613	3.0%
Mavis Tire Express Services Corp.(4)(7)(16)(18)(19)(24)	Second lien senior secured delayed draw term loan	L + 8.00%	3/20/2021	—	-	(796)	—%
				179,905	176,839	163,817	3.0%
Buildings and real estate
Associations, Inc.(4)(7)(24)	First lien senior secured loan	L + 4.00% (3.00% PIK)	7/30/2024	261,295	258,883	252,803	4.6%
Associations, Inc.(4)(7)(16)(19)(24)	First lien senior secured delayed draw term loan	L + 4.00% (3.00% PIK)	7/30/2021	42,199	41,679	40,200	0.7%
Associations, Inc.(4)(11)(24)	First lien senior secured revolving loan	P + 5.00%	7/30/2024	11,543	11,439	11,110	0.2%
Reef Global, Inc. (fka Cheese Acquisition, LLC)(4)(7)(24)	First lien senior secured loan	L + 4.75%	11/28/2024	134,672	133,027	127,266	2.3%
Imperial Parking Canada(4)(10)(24)	First lien senior secured loan	C + 5.00%	11/28/2024	24,974	26,649	23,601	0.4%
Reef Global, Inc. (fka Cheese Acquisition, LLC)(4)(11)(16)(24)	First lien senior secured revolving loan	P + 3.75%	11/28/2023	10,987	10,835	10,087	0.2%
Velocity Commercial Capital, LLC(4)(8)(24)	First lien senior secured loan	L + 7.50%	8/29/2024	63,980	63,258	60,621	1.1%
				549,650	545,770	525,688	9.5%
Business services
Access CIG, LLC(4)(7)(24)	Second lien senior secured loan	L + 7.75%	2/27/2026	58,760	58,202	55,234	1.0%
CIBT Global, Inc.(4)(7)(24)	Second lien senior secured loan	L + 7.75%	6/2/2025	59,500	58,393	49,236	0.9%

Owl Rock Capital Corporation

Consolidated Schedules of Investments

As of March 31, 2020

(Amounts in thousands, except share amounts)

(Unaudited)

Company(1)(17)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(3)(27)	Fair Value	Percentage of Net Assets
ConnectWise, LLC(4)(8)(24)	First lien senior secured loan	L + 6.00%	2/28/2025	180,013	178,071	171,462	3.1%
ConnectWise, LLC(4)(16)(18)(24)	First lien senior secured revolving loan	L + 6.00%	2/28/2025	—	(209)	(950)	—%
Entertainment Benefits Group, LLC(4)(5)(24)	First lien senior secured loan	L + 5.75%	9/30/2025	81,590	80,452	73,839	1.3%
Entertainment Benefits Group, LLC(4)(5)(16)(24)	First lien senior secured revolving loan	L + 5.75%	9/30/2024	10,360	10,198	9,220	0.2%
Vestcom Parent Holdings, Inc.(4)(8)	Second lien senior secured loan	L + 8.00%	12/19/2024	78,987	78,219	76,025	1.4%
				469,210	463,326	434,066	7.9%
Chemicals
Douglas Products and Packaging Company LLC(4)(7)(24)	First lien senior secured loan	L + 5.75%	10/19/2022	98,691	98,113	93,511	1.7%
Douglas Products and Packaging Company LLC(4)(11)(24)	First lien senior secured revolving loan	P + 4.75%	10/19/2022	9,083	9,043	8,606	0.2%
Innovative Water Care Global Corporation(4)(7)(24)	First lien senior secured loan	L + 5.00%	2/27/2026	148,500	139,320	123,255	2.2%
				256,274	246,476	225,372	4.1%
Consumer products
Feradyne Outdoors, LLC(4)(7)(24)	First lien senior secured loan	L + 6.25%	5/25/2023	112,324	111,530	95,475	1.7%
WU Holdco, Inc. (dba Weiman Products, LLC)(4)(7)(24)	First lien senior secured loan	L + 5.50%	3/26/2026	159,702	156,863	151,317	2.7%
WU Holdco, Inc. (dba Weiman Products, LLC)(4)(7)(16)(24)	First lien senior secured revolving loan	L + 5.50%	3/26/2025	13,829	13,598	13,098	0.2%
				285,855	281,991	259,890	4.6%
Containers and packaging
Pregis Topco LLC(4)(5)(24)	Second lien senior secured loan	L + 8.00%	7/30/2027	186,333	182,819	172,824	3.1%
				186,333	182,819	172,824	3.1%
Distribution
ABB/Con-cise Optical Group LLC(4)(8)	First lien senior secured loan	L + 5.00%	6/15/2023	76,213	75,486	70,116	1.3%
ABB/Con-cise Optical Group LLC(4)(8)	Second lien senior secured loan	L + 9.00%	6/17/2024	25,000	24,528	22,500	0.4%
Aramsco, Inc.(4)(5)(24)	First lien senior secured loan	L + 5.25%	8/28/2024	56,910	55,819	53,496	1.0%
Aramsco, Inc.(4)(11)(16)(24)	First lien senior secured revolving loan	P + 4.25%	8/28/2024	4,468	4,315	3,966	0.1%
Endries Acquisition, Inc.(4)(9)(24)	First lien senior secured loan	L + 6.25%	12/10/2025	178,200	175,539	167,954	3.0%
Endries Acquisition, Inc.(4)(9)(16)(19)(24)	First lien senior secured delayed draw term loan	L + 6.25%	12/10/2020	21,428	20,540	17,837	0.3%
Endries Acquisition, Inc.(4)(16)(18)(24)	First lien senior secured revolving loan	L + 6.25%	12/10/2024	—	(369)	(1,553)	—%
Individual Foodservice Holdings, LLC(4)(8)(24)	First lien senior secured loan	L + 5.75%	11/22/2025	121,077	118,559	113,509	2.1%

Owl Rock Capital Corporation

Consolidated Schedules of Investments

As of March 31, 2020

(Amounts in thousands, except share amounts)

(Unaudited)

Company(1)(17)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(3)(27)	Fair Value	Percentage of Net Assets
Individual Foodservice Holdings, LLC(4)(8)(16)(19)(24)	First lien senior secured delayed draw term loan	L + 5.75%	5/22/2021	9,104	8,370	6,872	0.1%
Individual Foodservice Holdings, LLC(4)(8)(16)(24)	First lien senior secured revolving loan	L + 5.75%	11/22/2024	7,140	6,706	5,801	0.1%
JM Swank, LLC(4)(7)	First lien senior secured loan	L + 7.50%	7/25/2022	115,866	114,714	111,811	2.0%
Offen, Inc.(4)(8)(24)	First lien senior secured loan	L + 5.00%	6/22/2026	14,580	14,447	13,304	0.2%
Offen, Inc.(4)(16)(18)(19)(24)	First lien senior secured delayed draw term loan	L + 5.00%	12/21/2020	—	(48)	(465)	—%
QC Supply, LLC(4)(5)	First lien senior secured loan	L + 6.50% (1.00% PIK)	12/29/2022	34,486	34,050	31,727	0.6%
QC Supply, LLC(4)(5)	First lien senior secured revolving loan	L + 6.50%	12/29/2021	4,969	4,925	4,571	0.1%
				669,441	657,581	621,446	11.3%
Education
2U, Inc.(4)(5)(20)(24)	First lien senior secured loan	L + 6.75%	5/22/2024	115,000	113,528	110,688	2.0%
Instructure, Inc.(4)(7)(24)	First lien senior secured loan	L + 7.00%	3/24/2026	71,761	70,867	70,864	1.3%
Instructure, Inc.(4)(16)(18)(24)	First lien senior secured revolving loan	L + 7.00%	3/24/2026	-	(69)	(69)	-%
Learning Care Group (US) No. 2 Inc.(4)(7)(24)	Second lien senior secured loan	L + 7.50%	3/13/2026	26,967	26,552	26,090	0.5%
Severin Acquisition, LLC (dba PowerSchool)(4)(7)(24)	Second lien senior secured loan	L + 6.75%	8/3/2026	112,000	111,180	102,760	1.9%
TSB Purchaser, Inc. (dba Teaching Strategies, Inc.)(4)(7)(24)	First lien senior secured loan	L + 6.00%	5/14/2024	62,055	60,917	59,883	1.0%
TSB Purchaser, Inc. (dba Teaching Strategies, Inc.)(4)(7)(16)(24)	First lien senior secured revolving loan	L + 6.00%	5/14/2024	1,229	1,157	1,081	—%
				389,012	384,132	371,297	6.7%
Energy equipment and services
Liberty Oilfield Services LLC(4)(5)(20)(24)	First lien senior secured loan	L + 7.63%	9/19/2022	13,926	13,787	13,195	0.2%
				13,926	13,787	13,195	0.2%
Financial services
Blackhawk Network Holdings, Inc.(4)(5)(24)	Second lien senior secured loan	L + 7.00%	6/15/2026	106,400	105,562	98,154	1.8%
NMI Acquisitionco, Inc. (dba Network Merchants)(4)(5)(24)	First lien senior secured loan	L + 5.50%	9/6/2022	28,121	27,742	27,066	0.5%
NMI Acquisitionco, Inc. (dba Network Merchants)(4)(5)(24)	First lien senior secured revolving loan	L + 5.50%	9/6/2022	646	638	622	—%
				135,167	133,942	125,842	2.3%
Food and beverage
Caiman Merger Sub LLC (dba City Brewing)(4)(5)(24)	First lien senior secured loan	L + 5.75%	11/3/2025	176,676	175,010	174,026	3.2%

Owl Rock Capital Corporation

Consolidated Schedules of Investments

As of March 31, 2020

(Amounts in thousands, except share amounts)

(Unaudited)

Company(1)(17)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(3)(27)	Fair Value	Percentage of Net Assets
Caiman Merger Sub LLC (dba City Brewing)(4)(16)(18)(24)	First lien senior secured revolving loan	L + 5.75%	11/1/2024	—	(118)	(193)	—%
CM7 Restaurant Holdings, LLC(4)(5)(24)	First lien senior secured loan	L + 8.00% (PIK)	5/22/2023	37,232	36,771	33,974	0.6%
Give and Go Prepared Foods Corp.(4)(7)(20)	Second lien senior secured loan	L + 8.50%	1/29/2024	42,000	41,719	42,000	0.8%
H-Food Holdings, LLC(4)(5)(24)	Second lien senior secured loan	L + 7.00%	3/2/2026	121,800	119,257	103,835	1.9%
H-Food Holdings, LLC(4)(5)(24)	First lien senior secured loan	L + 4.00%	5/23/2025	14,915	14,792	12,887	0.2%
Hometown Food Company(4)(5)(24)	First lien senior secured loan	L + 5.25%	8/31/2023	28,132	27,731	27,147	0.5%
Hometown Food Company(4)(5)(16)(24)	First lien senior secured revolving loan	L + 5.25%	8/31/2023	3,671	3,613	3,522	0.1%
Manna Development Group, LLC(4)(5)(24)	First lien senior secured loan	L + 6.00%	10/24/2022	56,511	55,995	51,990	0.9%
Manna Development Group, LLC(4)(5)(16)(24)	First lien senior secured revolving loan	L + 6.00%	10/24/2022	3,382	3,283	3,035	0.1%
Recipe Acquisition Corp. (dba Roland Corporation)(4)(7)	Second lien senior secured loan	L + 8.00%	12/1/2022	32,000	31,691	29,680	0.5%
Sara Lee Frozen Bakery, LLC (fka KSLB Holdings, LLC)(4)(5)(24)	First lien senior secured loan	L + 4.50%	7/30/2025	44,652	43,953	42,196	0.8%
Sara Lee Frozen Bakery, LLC (fka KSLB Holdings, LLC)(4)(5)(16)(24)	First lien senior secured revolving loan	L + 4.50%	7/31/2023	3,120	2,985	2,625	—%
Tall Tree Foods, Inc.(4)(5)	First lien senior secured loan	L + 7.25%	8/12/2022	45,400	45,091	41,768	0.8%
Ultimate Baked Goods Midco, LLC(4)(5)(24)	First lien senior secured loan	L + 4.00%	8/11/2025	26,663	26,183	25,463	0.5%
Ultimate Baked Goods Midco, LLC(4)(11)(16)(24)	First lien senior secured revolving loan	P + 3.00%	8/9/2023	1,906	1,829	1,677	—%
				638,060	629,785	595,632	10.9%
Healthcare providers and services
Confluent Health, LLC.(4)(5)(24)	First lien senior secured loan	L + 5.00%	6/24/2026	17,865	17,706	16,838	0.3%
Geodigm Corporation (dba National Dentex)(4)(8)(13)(24)(28)	First lien senior secured loan	L + 6.87%	12/1/2021	123,145	122,563	103,134	1.9%
GI CCLS Acquisition LLC (fka GI Chill Acquisition LLC)(4)(7)(24)	Second lien senior secured loan	L + 7.50%	8/6/2026	135,400	134,249	127,615	2.3%
KS Management Services, L.L.C.(4)(5)(24)	First lien senior secured loan	L + 4.25%	1/9/2026	124,687	123,179	119,700	2.2%
Nelipak Holding Company(4)(5)(24)	First lien senior secured loan	L + 4.25%	7/2/2026	47,882	47,007	45,249	0.8%
Nelipak Holding Company(4)(8)(24)	First lien senior secured revolving loan	L + 4.25%	7/2/2024	7,371	7,244	6,965	0.1%
Nelipak Holding Company(4)(12)(16)(24)	First lien senior secured revolving loan	E + 4.50%	7/2/2024	2,941	2,777	2,543	—%
Nelipak Holding Company(4)(5)(24)	Second lien senior secured loan	L + 8.25%	7/2/2027	67,006	66,064	62,818	1.1%

Owl Rock Capital Corporation

Consolidated Schedules of Investments

As of March 31, 2020

(Amounts in thousands, except share amounts)

(Unaudited)

Company(1)(17)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(3)(27)	Fair Value	Percentage of Net Assets
Nelipak Holding Company(4)(12)(24)	Second lien senior secured loan	E + 8.50%	7/2/2027	65,945	66,309	61,000	1.1%
Premier Imaging, LLC (dba LucidHealth)(4)(5)(24)	First lien senior secured loan	L + 5.50%	1/2/2025	33,575	33,027	31,728	0.6%
TC Holdings, LLC (dba TrialCard)(4)(5)(24)	First lien senior secured loan	L + 4.50%	11/14/2023	83,965	82,843	82,076	1.5%
TC Holdings, LLC (dba TrialCard)(4)(16)(18)(24)	First lien senior secured revolving loan	L + 4.50%	11/14/2022	—	(82)	(173)	—%
				709,782	702,886	659,493	11.9%
Healthcare technology
11849573 Canada Inc. (dba Intelerad Medical Systems Incorporated)(4)(5)(20)(24)	First lien senior secured loan	L + 6.25%	2/23/2026	56,561	55,864	54,299	1.0%
11849573 Canada Inc. (dba Intelerad Medical Systems Incorporated)(4)(16)(18)(19)(20)(24)	First lien senior secured delayed draw term loan	L + 6.25%	2/21/2021	—	(28)	(90)	—%
11849573 Canada Inc. (dba Intelerad Medical Systems Incorporated)(4)(5)(20)(24)	First lien senior secured revolving loan	L + 6.25%	2/20/2026	5,656	5,587	5,430	0.1%
Bracket Intermediate Holding Corp.(4)(7)(24)	Second lien senior secured loan	L + 8.13%	9/7/2026	26,250	25,798	24,872	0.5%
Definitive Healthcare Holdings, LLC(4)(7)(24)	First lien senior secured loan	L + 5.50%	7/16/2026	196,956	195,164	188,585	3.4%
Definitive Healthcare Holdings, LLC(4)(16)(18)(24)	First lien senior secured delayed draw term loan	L + 5.50%	7/16/2026	—	(195)	(1,304)	—%
Definitive Healthcare Holdings, LLC(4)(7)(24)	First lien senior secured revolving loan	L + 5.50%	7/16/2024	10,870	10,776	10,408	0.2%
Interoperability Bidco, Inc.(4)(9)(24)	First lien senior secured loan	L + 5.75%	6/25/2026	76,621	75,746	70,683	1.3%
Interoperability Bidco, Inc.(4)(16)(18)(19)(24)	First lien senior secured delayed draw term loan	L + 5.75%	6/25/2021	—	(9)	(530)	—%
Interoperability Bidco, Inc.(4)(6)(24)	First lien senior secured revolving loan	L + 5.75%	6/25/2024	4,000	3,958	3,690	0.1%
				376,914	372,661	356,043	6.6%
Household products
Hayward Industries, Inc.(4)(5)(24)	Second lien senior secured loan	L + 8.25%	8/4/2025	52,149	51,367	47,977	0.9%
HGH Purchaser, Inc. (dba Horizon Services)(4)(5)(24)	First lien senior secured loan	L + 6.00%	11/3/2025	77,566	76,468	71,748	1.3%
HGH Purchaser, Inc. (dba Horizon Services)(4)(5)(16)(24)	First lien senior secured revolving loan	L + 6.00%	11/3/2025	6,804	6,668	6,075	0.1%
HGH Purchaser, Inc. (dba Horizon Services)(4)(16)(18)(19)(24)	First lien senior secured delayed draw term loan	L + 6.00%	11/1/2021	—	(75)	(2,025)	—%
				136,519	134,428	123,775	2.3%
Infrastructure and environmental services
FR Arsenal Holdings II Corp. (dba Applied-Cleveland Holdings, Inc.)(4)(7)	First lien senior secured loan	L + 7.25%	9/8/2022	145,450	143,823	141,814	2.6%
LineStar Integrity Services LLC(4)(8)(24)	First lien senior secured loan	L + 7.25%	2/12/2024	89,532	88,209	81,026	1.5%

Owl Rock Capital Corporation

Consolidated Schedules of Investments

As of March 31, 2020

(Amounts in thousands, except share amounts)

(Unaudited)

Company(1)(17)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(3)(27)	Fair Value	Percentage of Net Assets
				234,982	232,032	222,840	4.1%
Insurance
Asurion, LLC(4)(5)(22)(24)	Second lien senior secured loan	L + 6.50%	8/4/2025	58,031	57,942	53,789	1.0%
Integrity Marketing Acquisition, LLC(4)(7)(24)	First lien senior secured loan	L + 5.75%	8/27/2025	222,784	219,229	209,975	3.8%
Integrity Marketing Acquisition, LLC(4)(7)(24)	First lien senior secured revolving loan	L + 5.75%	8/27/2025	14,832	14,632	13,979	0.3%
KWOR Acquisition, Inc. (dba Worley Claims Services)(4)(5)(24)	First lien senior secured loan	L + 4.00%	6/3/2026	20,467	19,866	19,034	0.3%
KWOR Acquisition, Inc. (dba Worley Claims Services)(4)(16)(18)(19)(24)	First lien senior secured delayed draw term loan	L + 4.00%	6/3/2021	—	(59)	(144)	—%
KWOR Acquisition, Inc. (dba Worley Claims Services)(4)(11)(16)(24)	First lien senior secured revolving loan	P + 2.75%	6/3/2024	1,040	942	676	—%
KWOR Acquisition, Inc. (dba Worley Claims Services)(4)(5)(24)	Second lien senior secured loan	L + 7.75%	12/3/2026	49,600	48,915	46,128	0.8%
Norvax, LLC (dba GoHealth)(4)(7)(24)	First lien senior secured loan	L + 6.50%	9/15/2025	200,868	196,031	192,833	3.5%
Norvax, LLC (dba GoHealth)(4)(16)(18)(24)	First lien senior secured revolving loan	L + 6.50%	9/13/2024	—	(164)	(491)	—%
Peter C. Foy & Associated Insurance Services, LLC(4)(7)(24)	First lien senior secured loan	L + 6.00%	3/31/2026	62,205	61,428	61,427	1.1%
Peter C. Foy & Associated Insurance Services, LLC(4)(16)(18)(19)(24)	First lien senior secured delayed draw term loan	L + 6.00%	9/30/2021	—	(229)	(51)	—%
Peter C. Foy & Associated Insurance Services, LLC(4)(16)(18)(19)(24)	First lien senior secured delayed draw term loan	L + 6.00%	6/30/2020	—	(121)	(27)	—%
Peter C. Foy & Associated Insurance Services, LLC(4)(16)(18)(24)	First lien senior secured revolving loan	L + 6.00%	3/31/2026	—	(134)	(134)	—%
RSC Acquisition, Inc (dba Risk Strategies)(4)(7)(24)	First lien senior secured loan	L + 5.50%	10/30/2026	44,766	43,914	41,856	0.8%
RSC Acquisition, Inc (dba Risk Strategies)(4)(16)(18)(24)	First lien senior secured revolving loan	L + 5.50%	10/30/2026	—	(32)	(111)	—%
RSC Acquisition, Inc (dba Risk Strategies)(4)(16)(18)(24)	First lien senior secured delayed draw term loan	L + 5.50%	10/30/2026	—	(174)	(602)	—%
THG Acquisition, LLC (dba Hilb)(4)(7)(24)	First lien senior secured loan	L + 5.75%	12/2/2026	59,917	58,473	55,723	1.0%
THG Acquisition, LLC (dba Hilb)(4)(7)(16)(19)(24)	First lien senior secured delayed draw term loan	L + 5.75%	12/2/2021	2,947	2,711	1,942	—%
THG Acquisition, LLC (dba Hilb)(4)(7)(16)(24)	First lien senior secured revolving loan	L + 5.75%	12/2/2025	3,817	3,685	3,424	0.1%
				741,274	726,855	699,226	12.7%
Internet software and services
Accela, Inc.(4)(5)	First lien senior secured loan	L + 3.25% (1.64% PIK)	9/28/2023	21,812	21,538	21,461	0.4%

Owl Rock Capital Corporation

Consolidated Schedules of Investments

As of March 31, 2020

(Amounts in thousands, except share amounts)

(Unaudited)

Company(1)(17)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(3)(27)	Fair Value	Percentage of Net Assets
Accela, Inc.(4)(16)(18)	First lien senior secured revolving loan	L + 7.00%	9/28/2023	—	—	(75)	—%
Apptio, Inc.(4)(5)(24)	First lien senior secured loan	L + 7.25%	1/10/2025	41,727	41,021	40,058	0.7%
Apptio, Inc.(4)(16)(18)(24)	First lien senior secured revolving loan	L + 7.25%	1/10/2025	—	(44)	(111)	—%
3ES Innovation Inc. (dba Aucerna)(4)(8)(20)(24)	First lien senior secured loan	L + 5.75%	5/13/2025	40,031	39,590	37,229	0.7%
3ES Innovation Inc. (dba Aucerna)(4)(16)(18)(20)(24)	First lien senior secured revolving loan	L + 5.75%	5/13/2025	—	(41)	(273)	—%
Genesis Acquisition Co. (dba Procare Software)(4)(7)(24)	First lien senior secured loan	L + 3.75%	7/31/2024	17,928	17,658	17,032	0.3%
Genesis Acquisition Co. (dba Procare Software)(4)(16)(18)(19)(24)	First lien senior secured delayed draw term loan	L + 3.75%	7/31/2020	—	(34)	(190)	—%
Genesis Acquisition Co. (dba Procare Software)(4)(5)(24)	First lien senior secured revolving loan	L + 3.75%	7/31/2024	2,637	2,599	2,505	—%
Hyland Software, Inc.(4)(5)(24)	Second lien senior secured loan	L + 7.00%	7/7/2025	28,074	27,693	26,530	0.5%
IQN Holding Corp. (dba Beeline)(4)(7)(24)	First lien senior secured loan	L + 5.50%	8/20/2024	191,413	189,191	182,800	3.3%
IQN Holding Corp. (dba Beeline)(4)(7)(16)(24)	First lien senior secured revolving loan	L + 5.50%	8/21/2023	7,139	6,909	6,119	0.1%
Lightning Midco, LLC (dba Vector Solutions)(4)(7)(24)	First lien senior secured loan	L + 5.50%	11/21/2025	113,477	112,526	108,938	2.0%
Lightning Midco, LLC (dba Vector Solutions)(4)(11)(16)(19)(24)	First lien senior secured delayed draw term loan	P + 4.50%	11/23/2020	24,726	24,512	23,666	0.4%
Lightning Midco, LLC (dba Vector Solutions)(4)(11)(16)(24)	First lien senior secured revolving loan	P + 4.50%	11/21/2023	12,427	12,329	11,892	0.2%
Litera Bidco LLC(4)(7)(24)	First lien senior secured loan	L + 5.75%	5/29/2026	64,546	63,725	62,126	1.1%
Litera Bidco LLC(4)(7)(24)	First lien senior secured revolving loan	L + 5.75%	5/30/2025	5,738	5,674	5,522	0.1%
MINDBODY, Inc.(4)(8)(24)	First lien senior secured loan	L + 7.00%	2/14/2025	57,679	57,189	52,343	1.0%
MINDBODY, Inc.(4)(8)(24)	First lien senior secured revolving loan	L + 7.00%	2/14/2025	6,071	6,022	5,510	0.1%
SURF HOLDINGS, LLC (dba Sophos Group plc)(4)(7)(20)(24)	Second lien senior secured loan	L + 8.00%	3/6/2028	40,385	39,391	37,962	0.7%
Trader Interactive, LLC (fka Dominion Web Solutions, LLC)(4)(8)(24)	First lien senior secured loan	L + 6.50%	6/17/2024	133,594	132,327	127,582	2.3%
Trader Interactive, LLC (fka Dominion Web Solutions, LLC)(4)(7)(16)(24)	First lien senior secured revolving loan	L + 6.50%	6/15/2023	2,555	2,502	2,267	—%
				811,959	802,277	770,893	13.9%
Leisure and entertainment

Owl Rock Capital Corporation

Consolidated Schedules of Investments

As of March 31, 2020

(Amounts in thousands, except share amounts)

(Unaudited)

Company(1)(17)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(3)(27)	Fair Value	Percentage of Net Assets
Troon Golf, L.L.C.(4)(7)(15)(24)	First lien senior secured term loan A and B	L + 5.50% (TLA: L + 3.5%; TLB: L + 5.98%)	3/29/2025	176,728	174,872	172,752	3.1%
Troon Golf, L.L.C.(4)(5)(16)(24)	First lien senior secured revolving loan	L + 5.50%	3/29/2025	10,772	10,646	10,447	0.2%
				187,500	185,518	183,199	3.3%
Manufacturing
Ideal Tridon Holdings, Inc.(4)(7)(24)	First lien senior secured loan	L + 5.75%	7/31/2024	55,510	54,798	52,734	1.0%
Ideal Tridon Holdings, Inc.(4)(7)(16)(19)(24)	First lien senior secured delayed draw term loan	L + 5.75%	12/25/2020	523	511	482	—%
Ideal Tridon Holdings, Inc.(4)(5)(16)(24)	First lien senior secured revolving loan	L + 5.75%	7/31/2023	3,845	3,786	3,559	0.1%
MHE Intermediate Holdings, LLC(dba Material Handling Services)(4)(7)(24)	First lien senior secured loan	L + 5.00%	3/8/2024	23,881	23,688	22,269	0.4%
PHM Netherlands Midco B.V. (dba Loparex)(4)(7)(24)	Second lien senior secured loan	L + 8.75%	8/2/2027	112,000	104,592	99,680	1.8%
Professional Plumbing Group, Inc.(4)(7)(24)	First lien senior secured loan	L + 6.75%	4/16/2024	52,080	51,510	49,216	0.9%
Professional Plumbing Group, Inc.(4)(7)(16)(24)	First lien senior secured revolving loan	L + 6.75%	4/16/2023	11,071	10,991	10,389	0.2%
Safety Products/JHC Acquisition Corp.(dba Justrite Safety Group)(4)(8)(24)	First lien senior secured loan	L + 4.50%	6/28/2026	13,446	13,325	12,606	0.2%
Safety Products/JHC Acquisition Corp.(dba Justrite Safety Group)(4)(5)(16)(19)(24)	First lien senior secured delayed draw term loan	L + 4.50%	6/28/2021	727	712	624	—%
				273,083	263,913	251,559	4.6%
Oil and gas
Black Mountain Sand Eagle Ford LLC(4)(7)(24)	First lien senior secured loan	L + 8.25%	8/17/2022	77,277	76,750	72,254	1.3%
Project Power Buyer, LLC (dba PEC-Veriforce)(4)(7)(24)	First lien senior secured loan	L + 5.75%	5/14/2026	32,690	32,322	30,566	0.6%
Project Power Buyer, LLC (dba PEC-Veriforce)(4)(16)(18)(24)	First lien senior secured revolving loan	L + 5.75%	5/14/2025	—	(34)	(207)	—%
Zenith Energy U.S. Logistics Holdings, LLC(4)(5)(24)	First lien senior secured loan	L + 5.50%	12/20/2024	85,366	84,079	81,096	1.4%
Zenith Energy U.S. Logistics Holdings, LLC(4)(16)(18)(19)(24)	First lien senior secured delayed draw term loan	L + 5.50%	1/9/2021	—	(95)	(300)	(0.1)%
				195,333	193,022	183,409	3.2%
Professional services
AmSpec Services Inc.(4)(7)(24)	First lien senior secured loan	L + 5.75%	7/2/2024	112,258	110,680	104,400	1.9%
AmSpec Services Inc.(4)(7)(16)(24)	First lien senior secured revolving loan	L + 4.75%	7/2/2024	14,172	13,993	13,160	0.2%
Cardinal US Holdings, Inc.(4)(7)(20)(24)	First lien senior secured loan	L + 5.00%	7/31/2023	89,965	87,079	86,142	1.6%
DMT Solutions Global Corporation(4)(8)(24)	First lien senior secured loan	L + 7.00%	7/2/2024	59,599	57,786	55,725	1.0%

Owl Rock Capital Corporation

Consolidated Schedules of Investments

As of March 31, 2020

(Amounts in thousands, except share amounts)

(Unaudited)

Company(1)(17)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(3)(27)	Fair Value	Percentage of Net Assets
GC Agile Holdings Limited (dba Apex Fund Services)(4)(8)(20)(24)	First lien senior secured loan	L + 7.00%	6/15/2025	160,079	157,601	151,675	2.8%
GC Agile Holdings Limited (dba Apex Fund Services)(4)(7)(16)(20)(24)	First lien senior secured revolving loan	L + 7.00%	6/15/2023	5,193	4,980	4,648	0.1%
Gerson Lehrman Group, Inc.(4)(7)(24)	First lien senior secured loan	L + 4.25%	12/12/2024	306,038	303,552	292,266	5.3%
Gerson Lehrman Group, Inc.(4)(11)(16)(24)	First lien senior secured revolving loan	P + 3.25%	12/12/2024	13,477	13,308	12,507	0.2%
				760,781	748,979	720,523	13.1%
Specialty retail
BIG Buyer, LLC(4)(8)(19)(24)	First lien senior secured loan	L + 6.50%	11/20/2023	50,332	49,416	46,935	0.9%
BIG Buyer, LLC(4)(16)(18)(19)(24)	First lien senior secured delayed draw term loan	L + 6.50%	12/18/2020	-	(182)	(563)	—%
BIG Buyer, LLC(4)(5)(16)(24)	First lien senior secured revolving loan	L + 6.50%	11/20/2023	1,250	1,163	997	—%
EW Holdco, LLC (dba European Wax)(4)(5)(24)	First lien senior secured loan	L + 4.50%	9/25/2024	71,838	71,264	66,809	1.2%
Galls, LLC(4)(7)(24)	First lien senior secured loan	L + 6.25%	1/31/2025	101,110	100,134	94,537	1.7%
Galls, LLC(4)(5)(16)(24)	First lien senior secured revolving loan	L + 6.25%	1/31/2024	20,118	19,899	18,747	0.3%
				244,648	241,694	227,462	4.1%
Telecommunications
DB Datacenter Holdings Inc.(4)(5)(24)	Second lien senior secured loan	L + 8.00%	4/3/2025	47,409	46,850	45,394	0.8%
				47,409	46,850	45,394	0.8%
Transportation
Lazer Spot G B Holdings, Inc.(4)(7)(24)	First lien senior secured loan	L + 6.00%	12/9/2025	133,200	130,987	127,539	2.3%
Lazer Spot G B Holdings, Inc.(4)(5)(16)(19)(24)	First lien senior secured delayed draw term loan	L + 6.00%	6/9/2021	9,660	9,495	9,137	0.2%
Lazer Spot G B Holdings, Inc.(4)(5)(16)(24)	First lien senior secured revolving loan	L + 6.00%	12/9/2025	25,411	24,972	24,271	0.4%
Lytx, Inc.(4)(5)(24)	First lien senior secured loan	L + 6.00%	2/28/2026	54,019	53,039	51,722	0.9%
Lytx, Inc.(4)(16)(18)(19)(24)	First lien senior secured delayed draw term loan	L + 6.00%	2/28/2022	—	(179)	(799)	—%
Motus, LLC and Runzheimer International LLC(4)(7)(13)(24)	First lien senior secured loan	L + 6.04%	1/17/2024	58,151	57,150	56,116	1.0%
				280,441	275,464	267,986	4.8%
Total non-controlled/non-affiliated portfolio company debt investments				9,336,706	9,197,845	8,728,936	158.3%

Equity Investments
Food and beverage
CM7 Restaurant Holdings, LLC(24)(25)	LLC Interest	N/A	N/A	340	340	40	—%

Owl Rock Capital Corporation

Consolidated Schedules of Investments

As of March 31, 2020

(Amounts in thousands, except share amounts)

(Unaudited)

Company(1)(17)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(3)(27)	Fair Value	Percentage of Net Assets
H-Food Holdings, LLC(24)(25)	LLC Interest	N/A	N/A	10,875	10,875	8,890	0.2%
				11,215	11,215	8,930	0.2%
Insurance							%
Norvax, LLC (dba GoHealth)(24)(25)	LLC Interest	N/A	N/A	8,182	8,182	8,182	0.1%
				8,182	8,182	8,182	0.1%
Manufacturing							%
Moore Holdings, LLC(20)(24)(25)(26)	LLC Interest	N/A	N/A	31,822	56,955	51,255	0.9%
				31,822	56,955	51,255	0.9%
Total non-controlled/non-affiliated portfolio company equity investments				51,219	76,352	68,367	1.2%
Total non-controlled/non-affiliated portfolio company investments				9,387,925	9,274,197	8,797,303	159.5%

Controlled/affiliated portfolio company investments
Equity Investments
Financial services
Wingspire Capital Holdings LLC(16)(21)(23)(25)	LLC Interest	N/A	N/A	48,914	48,914	48,914	0.9%
				48,914	48,914	48,914	0.9%
Investment funds and vehicles
Sebago Lake LLC(14)(20)(21)(23)(25)	LLC Interest	N/A	N/A	107,838	107,838	92,128	1.7%
				107,838	107,838	92,128	1.7%
Total controlled/affiliated portfolio company investments				156,752	156,752	141,042	2.6%
Total Investments				$9,544,677	$9,430,949	$8,938,345	162.1%

	Interest Rate Swaps as of March 31, 2020
	Company Receives	Company Pays	Maturity Date	Notional Amount	Hedged Instrument	Footnote Reference
Interest rate swap	4.75%	L + 2.545%	12/21/2021	$150,000	2023 Notes	Note 6
Interest rate swap	5.25%	L + 2.937%	4/10/2024	400,000	2024 Notes	Note 6
Total				$550,000

________________

(1)	Certain portfolio company investments are subject to contractual restrictions on sales.
(2)	Unless otherwise indicated, all investments are considered Level 3 investments.
(3)	The amortized cost represents the original cost adjusted for the amortization of discounts and premiums, as applicable, on debt investments using the effective interest method.
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

(5)	The interest rate on these loans is subject to 1 month LIBOR, which as of March 31, 2020 was 0.99%.
(6)	The interest rate on these loans is subject to 2 month LIBOR, which as of March 31, 2020 was 1.26%.
(7)	The interest rate on these loans is subject to 3 month LIBOR, which as of March 31, 2020 was 1.45%.
(8)	The interest rate on these loans is subject to 6 month LIBOR, which as of March 31, 2020 was 1.18%.
(9)	The interest rate on these loans is subject to 12 month LIBOR, which as of March 31, 2020 was 1.00%.
(10)	The interest rate on this loan is subject to 3 month Canadian Dollar Offered Rate (“CDOR” or “C”), which as of March 31, 2020 was 1.24%.
(11)	The interest rate on these loans is subject to Prime, which as of March 31, 2020 was 3.25%.
(12)	The interest rate on this loan is subject to 3 month EURIBOR, which as of March 31, 2020 was (0.36)%.
(13)

The Company may be entitled to receive additional interest as a result of an arrangement with other lenders in the syndication. In exchange for the higher interest rate, the “last-out” portion is at a greater risk of loss.

(14)	Investment measured at NAV.
(15)

The first lien term loan is comprised of two components: Term Loan A and Term Loan B. The Company's Term Loan A and Term Loan B principal amounts are $34.2 million and $142.5 million, respectively. Both Term Loan A and Term Loan B have the same maturity date.

Owl Rock Capital Corporation

Consolidated Schedules of Investments

As of March 31, 2020

(Amounts in thousands, except share amounts)

(Unaudited)

Interest disclosed reflects the blended rate of the first lien term loan. The Term Loan A represents a ‘first out’ tranche and the Term Loan B represents a ‘last out’ tranche. The ‘first out’ tranche has priority as to the ‘last out’ tranche with respect to payments of principal, interest and any amounts due thereunder.

(16)	Position or portion thereof is an unfunded loan commitment. See Note 7 “Commitments and Contingencies”.
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

(19)	The date disclosed represents the commitment period of the unfunded term loan. Upon expiration of the commitment period, the funded portion of the term loan may be subject to a longer maturity date.
(20)

This portfolio company is not a qualifying asset under Section 55(a) of the 1940 Act. Under the 1940 Act, the Company may not acquire any non-qualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of total assets. As of March 31, 2020, non-qualifying assets represented 6.7% of total assets as calculated in accordance with the regulatory requirements.

(21)

As defined in the 1940 Act, the Company is deemed to be both an "Affiliated Person" and has "Control" of this portfolio company as the Company owns more than 25% of the portfolio company's outstanding voting securities or has the power to exercise control over management or policies of such portfolio company (including through a management agreement). The Company’s investment in affiliates for the three months ended March 31, 2020, were as follows:

($ in thousands)	Fair value as of December 31, 2019	Gross Additions	Gross Reductions	Change in Unrealized Gains (Losses)	Fair value as of March 31, 2020	Dividend Income	Other Income
Controlled Affiliates
Sebago Lake LLC	$88,077	$18,950	$—	$(14,899)	$92,128	$2,188	$—
Wingspire Capital Holdings LLC	1,448	47,466	—	—	48,914	—	—
Total Controlled Affiliates	$89,525	$66,416	$—	$(14,899)	$141,042	$2,188	$—
(22)	Level 2 investment.
(23)	Investment is not pledged as collateral for the credit facilities.
(24)

Represents co-investment made with the Company’s affiliates in accordance with the terms of the exemptive relief that the Company received from the U.S. Securities and Exchange Commission. See Note 3 “Agreements and Related Party Transactions.”

(25)

Securities acquired in transactions exempt from registration under the Securities Act and may be deemed to be “restricted securities” under the Securities Act. As of March 31, 2020, the aggregate fair value of these securities is $209.4 million or 3.8% of the Company’s net assets. The acquisition dates of the restricted securities are as follows:

Portfolio Company	Investment	Acquisition Date
CM7 Restaurant Holdings, LLC	LLC Interest	May 21, 2018
H-Food Holdings, LLC	LLC Interest	November 23, 2018
Moore Holdings, LLC	LLC Interest	January 16 2020
Norvax, LLC (dba GoHealth)	LLC Interest	March 23, 2020
Sebago Lake LLC*	LLC Interest	June 20, 2017
Wingspire Capital Holdings LLC**	LLC Interest	September 24, 2019

* Refer to Note 4 “Investments – Sebago Lake LLC,” for further information.

** Refer to Note 3 “Agreements and Related Party Transactions – Controlled/Affiliated Portfolio Companies”.

(26)	Investment represents multiple underlying investments, one of which is considered a non-qualifying asset, with a fair value of $4.0 as of March 31, 2020.
(27)

As of March 31, 2020, the net estimated unrealized loss for U.S. federal income tax purposes was $0.5 billion based on a tax cost basis of $9.4 billion. As of March 31, 2020, the estimated aggregate gross unrealized loss for U.S. federal income tax purposes was $0.5 billion and the estimated aggregate gross unrealized gain for U.S. federal income tax purposes was $0.6 million.

(28)

Subsequent to quarter-end, the portfolio company informed us that they were no longer in compliance with their financial covenant.  The portfolio company made its interest payment for the quarter and the Company is now in discussions with the sponsor on next steps.

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
Infrastructure and environmental services

Owl Rock Capital Corporation

Consolidated Schedules of Investments

As of December 31, 2019

(Amounts in thousands, except share amounts)

Company(1)(17)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(3)(24)	Fair Value	Percentage of Net Assets
FR Arsenal Holdings II Corp. (dba Applied-Cleveland Holdings, Inc.)(4)(7)	First lien senior secured loan	L + 7.25%	9/8/2022	145,827	144,048	145,827	2.4%
LineStar Integrity Services LLC(4)(7)(22)	First lien senior secured loan	L + 7.25%	2/12/2024	89,759	88,357	88,638	1.5%
				235,586	232,405	234,465	3.9%
Insurance
Asurion, LLC(4)(5)(20)(22)	Second lien senior secured loan	L + 6.50%	8/4/2025	40,000	40,518	40,460	0.7%
Integrity Marketing Acquisition, LLC(4)(7)(22)	First lien senior secured loan	L + 5.75%	8/27/2025	136,900	134,941	134,846	2.3%
Integrity Marketing Acquisition, LLC(4)(7)(14)(16)(22)	First lien senior secured delayed draw term loan	L + 5.75%	2/29/2020	37,283	36,447	36,724	0.6%
Integrity Marketing Acquisition, LLC(4)(14)(15)(16)(22)	First lien senior secured delayed draw term loan	L + 5.75%	2/27/2021	—	(192)	—	—%
Integrity Marketing Acquisition, LLC(4)(14)(15)(22)	First lien senior secured revolving loan	L + 5.75%	8/27/2025	—	(210)	(222)	—%
KWOR Acquisition, Inc. (dba Worley Claims Services)(4)(5)(22)	First lien senior secured loan	L + 4.00%	6/3/2026	24,153	23,421	23,489	0.4%
KWOR Acquisition, Inc. (dba Worley Claims Services)(4)(14)(15)(16)(22)	First lien senior secured delayed draw term loan	L + 4.00%	6/3/2021	—	(72)	(67)	—%
KWOR Acquisition, Inc. (dba Worley Claims Services)(4)(14)(15)(22)	First lien senior secured revolving loan	L + 4.00%	6/3/2024	—	(103)	(143)	—%
KWOR Acquisition, Inc. (dba Worley Claims Services)(4)(5)(22)	Second lien senior secured loan	L + 7.75%	12/3/2026	49,600	48,897	48,608	0.8%
Norvax, LLC (dba GoHealth)(4)(7)(22)	First lien senior secured loan	L + 6.50%	9/15/2025	122,420	120,657	120,584	2.0%
Norvax, LLC (dba GoHealth)(4)(14)(15)(22)	First lien senior secured revolving loan	L + 6.50%	9/13/2024	—	(173)	(184)	—%
RSC Acquisition, Inc (dba Risk Strategies)(4)(7)(22)	First lien senior secured loan	L + 5.50%	10/30/2026	40,783	39,982	39,967	0.7%
RSC Acquisition, Inc (dba Risk Strategies)(4)(14)(15)(22)	First lien senior secured revolving loan	L + 5.50%	10/30/2026	—	(33)	(34)	—%
RSC Acquisition, Inc (dba Risk Strategies)(4)(7)(14)(22)	First lien senior secured delayed draw term loan	L + 5.50%	10/30/2026	2,451	2,191	2,184	—%
THG Acquisition, LLC (dba Hilb)(4)(7)(22)	First lien senior secured loan	L + 5.75%	12/2/2026	60,067	58,579	58,565	1.0%
THG Acquisition, LLC (dba Hilb)(4)(14)(15)(16)(22)	First lien senior secured delayed draw term loan	L + 5.75%	12/2/2021	—	(208)	(211)	—%
THG Acquisition, LLC (dba Hilb)(4)(14)(15)(22)	First lien senior secured revolving loan	L + 5.75%	12/2/2025	—	(138)	(140)	—%
				513,657	504,504	504,426	8.5%

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

(23)

Securities acquired in transactions exempt from registration under the Securities Act and may be deemed to be “restricted securities” under the Securities Act. As of December 31, 2019, the aggregate fair value of these securities is $101.0 million or 1.7% of the Company’s net assets. The acquisition dates of the restricted securities are as follows:

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

Owl Rock Capital Corporation

Consolidated Statements of Changes in Net Assets

(Amounts in thousands)

(Unaudited)

	For the Three Months Ended March 31,
	2020	2019
Increase (Decrease) in Net Assets Resulting from Operations
Net investment income (loss)	$146,256	$96,005
Net change in unrealized gain (loss)	(459,115)	18,452
Net realized gain (loss)	269	30
Net Increase (Decrease) in Net Assets Resulting from Operations	(312,590)	114,487
Distributions
Distributions declared from earnings(1)	(152,434)	(88,479)
Net Decrease in Net Assets Resulting from Shareholders' Distributions	(152,434)	(88,479)
Capital Share Transactions
Issuance of common shares, net of offering and underwriting costs	—	750,000
Repurchase of common stock	(47,961)	—
Reinvestment of distributions	42,964	39,461
Net Increase in Net Assets Resulting from Capital Share Transactions	(4,997)	789,461
Total Increase in Net Assets	(470,021)	815,469
Net Assets, at beginning of period	5,977,283	3,264,845
Net Assets, at end of period	$5,507,262	$4,080,314

________________

(1)	For the three months ended March 31, 2020 and 2019, distributions declared from earnings were derived from net investment income.

The accompanying notes are an integral part of these consolidated financial statements.

Owl Rock Capital Corporation

Consolidated Statements of Cash Flows

(Amounts in thousands)

(Unaudited)

	For the Three Months Ended March 31,
	2020	2019
Cash Flows from Operating Activities
Net Increase (Decrease) in Net Assets Resulting from Operations	$(312,590)	$114,487
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash used in operating activities:
Purchases of investments, net	(1,046,846)	(1,110,981)
Proceeds from investments and investment repayments, net	463,125	89,870
Net amortization of discount on investments	(14,617)	(4,614)
Payment-in-kind interest	(3,413)	(3,631)
Net change in unrealized (gain) loss on investments	459,034	(18,474)
Net change in unrealized (gains) losses on translation of assets and liabilities in foreign currencies	81	22
Net realized (gain) loss on investments	(348)	4
Net realized (gain) loss on foreign currency transactions relating to investments	6	—
Amortization of debt issuance costs	3,170	1,972
Amortization of offering costs	—	14
Changes in operating assets and liabilities:
(Increase) decrease in receivable for investments sold	9,250	—
(Increase) decrease in interest receivable	3,765	(13,473)
(Increase) decrease in receivable from a controlled affiliate	287	5,403
(Increase) decrease in prepaid expenses and other assets	(23,231)	(2,089)
Increase (decrease) in management fee payable	639	1,137
Increase (decrease) in payables to affiliate	(2,710)	(872)
Increase (decrease) in payables for investments purchased	49,116	(3,180)
Increase (decrease) in fair value of interest rate swap attributed to unsecured notes	20,043	—
Increase (decrease) in accrued expenses and other liabilities	22,120	5,381
Net cash used in operating activities	(373,119)	(939,024)
Cash Flows from Financing Activities
Borrowings on debt	1,372,000	790,435
Payments on debt	(777,000)	(591,000)
Debt issuance costs	(13,871)	(308)
Proceeds from issuance of common shares (net of underwriting costs)	—	750,000
Repurchase of common stock	(47,961)	—
Offering costs paid	—	(44)
Cash distributions paid to shareholders	(94,285)	(38,889)
Net cash provided by financing activities	438,883	910,194
Net increase (decrease) in cash and restricted cash (restricted cash of $(3,173) and $(1,894), respectively)	65,764	(28,830)
Cash and restricted cash, beginning of period (restricted cash of $7,587 and $6,013, respectively)	317,159	127,603
Cash and restricted cash, end of period (restricted cash of $4,414 and $4,119, respectively)	$382,923	$98,773

Owl Rock Capital Corporation

Consolidated Statements of Cash Flows - Continued

(Amounts in thousands)

(Unaudited)

	For the Three Months Ended March 31,
	2020	2019
Supplemental and Non-Cash Information
Interest paid during the period	$27,239	$25,973
Distributions declared during the period	$152,434	$88,479
Reinvestment of distributions during the period	$42,964	$39,461
Distributions Payable	$152,434	$88,479
Excise taxes paid	$1,990	$1,100

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

The Company applies Financial Accounting Standards Board (“FASB”) Accounting Standards Codification 820, Fair Value Measurements (“ASC 820”), as amended, which establishes a framework for measuring fair value in accordance with U.S. GAAP and required disclosures of fair value measurements. ASC 820 determines fair value to be the price that would be received for an investment in a current sale, which assumes an orderly transaction between market participants on the measurement date.  Market participants are defined as buyers and sellers in the principal or most advantageous market (which may be a hypothetical market) that are independent, knowledgeable, and willing and able to transact.  In accordance with ASC 820, the Company considers its principal market to be the market that has the greatest volume and level of activity. ASC 820 specifies a fair value hierarchy that prioritizes and ranks the level of observability of inputs used in determination of fair value.  In accordance with ASC 820, these levels are summarized below:

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

Owl Rock Capital Corporation

Notes to Consolidated Financial Statements (Unaudited) - Continued

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

Loans are generally placed on non-accrual status when there is reasonable doubt that principal or interest will be collected in full. Accrued interest is generally reversed when a loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment regarding collectability. Non-accrual loans are restored to accrual status when past due principal and interest is paid current and, in management’s judgment, are likely to remain current. Management may make exceptions to this treatment and determine to not place a loan on non-accrual status if the loan has sufficient collateral value and is in the process of collection. As of March 31, 2020, no investments are on non-accrual status.

Dividend income on preferred equity securities is recorded on the accrual basis to the extent that such amounts are payable by the portfolio company and are expected to be collected. Dividend income on common equity securities is recorded on the record date for private portfolio companies or on the ex-dividend date for publicly-traded portfolio companies.

Owl Rock Capital Corporation

Notes to Consolidated Financial Statements (Unaudited) - Continued

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

Owl Rock Capital Corporation

Notes to Consolidated Financial Statements (Unaudited) - Continued

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

New Accounting Pronouncements

In March 2020, the FASB issued ASU No. 2020-04, Revenue Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. The updated guidance provides optional expedients and exceptions for applying GAAP to contract modifications, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The amendments in this update are elective and effective upon issuance through December 31, 2022. ASU No. 2020-04 provides increased flexibility as the Company continues to evaluate the transition of reference rates and is currently evaluating the impact of adopting ASU No. 2020-04 on the consolidated financial statements

Other than the aforementioned guidance, the Company’s management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the accompanying consolidated financial statements.

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

Owl Rock Capital Corporation

Notes to Consolidated Financial Statements (Unaudited) - Continued

On February 19, 2020, the Board approved the continuation of the Administration Agreement. Unless earlier terminated as described below, the Administration Agreement will remain in effect from year to year if approved annually by (1) the vote of the Board, or by the vote of a majority of its outstanding voting securities, and (2) the vote of a majority of the Company’s directors who are not “interested persons” of the Company, of the Adviser or of any of their respective affiliates, as defined in the 1940 Act. The Administration Agreement may be terminated at any time, without the payment of any penalty, on 60 days’ written notice, by the vote of a majority of the outstanding voting securities of the Company, or by the vote of the Board or by the Adviser.

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

For the three months ended March 31, 2020 and 2019, the Company incurred expenses of approximately $1.8 million and $1.3 million, respectively, for costs and expenses reimbursable to the Adviser under the terms of the Administration Agreement.

Investment Advisory Agreement

On March 1, 2016, the Company entered into the Original Investment Advisory Agreement with the Adviser. On February 27, 2019, the Board determined to amend and restate the Original Investment Advisory Agreement (the "First Amended and Restated Investment Advisory Agreement") to reduce the fees that the Company will pay the Adviser following the listing of the Company's common stock on a national securities exchange, which occurred on July 18, 2019 (the “Listing Date”). On February 19, 2020, the Board approved the continuation of the First Amended and Restated Investment Advisory Agreement. On March 31, 2020, the Board determined to amend and restate the First Amendment and Restated Investment Advisory Agreement to reduce the management fee payable to the Adviser when the Company’s asset coverage ratio, calculated in accordance with Section 18 and 61 of the 1940 Act is below 200% (as amended and restated, the “Investment Advisory Agreement”).

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

The management fee is payable quarterly in arrears. Prior to the Listing Date, the management fee was payable at an annual rate of 0.75% of the Company’s (i) average gross assets, excluding cash and cash equivalents but including assets purchased with borrowed amounts, at the end of the Company’s two most recently completed calendar quarters plus (ii) the average of any remaining unfunded Capital Commitments at the end of the two most recently completed calendar quarters.

Following the Listing Date, the management fee is payable at an annual rate of (x) 1.50% of the Company’s average gross assets (excluding cash and cash equivalents, but including assets purchased with borrowed amounts) that is above an asset coverage ratio of

Owl Rock Capital Corporation

Notes to Consolidated Financial Statements (Unaudited) - Continued

200% calculated in accordance with Sections 18 and 61 of the 1940 Act and (y) 1.00% of the Company’s average gross assets (excluding cash and cash equivalents, but including assets purchased with borrowed amounts) that is below an asset coverage ratio of 200% calculated in accordance with Section 18 and 61 of the 1940 Act, in each case, at the end of the two most recently completed calendar quarters. The management fee for any partial month or quarter, as the case may be, will be appropriately prorated and adjusted for any share issuances or repurchases during the relevant calendar months or quarters, as the case may be.

On February 27, 2019, the Adviser agreed at all times prior to the fifteen-month anniversary of the Listing Date, to waive any portion of the Management Fee that is in excess of 0.75% of the Company’s gross assets, excluding cash and cash-equivalents but including assets purchased with borrowed amounts at the end of the two most recently completed calendar quarters, calculated in accordance with the Investment Advisory Agreement.

For the three months ended March 31, 2020, management fees, net of $16.9 million in management fee waivers, were $16.9 million. For the three months ended March 31, 2019, management fees were $15.2 million.

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

On February 27, 2019, the Adviser agreed at all times prior to the fifteen-month anniversary of the Listing Date to waive the entire incentive fee (including, for the avoidance of doubt, both the portion of the incentive fee based on the Company’s income and the capital gains incentive fee).

For the three months ended March 31, 2020, due to the fee waiver of $25.6 million, the Company did not incur any performance based incentive fees on net investment income. There was no performance based incentive fees on net investment income for the three months ended and March 31, 2019.

For the three months ended March 31, 2020, the Company did not accrue capital gains based incentive fees (net of waivers). There was no capital gains based incentive fees for the three months ended and March 31, 2019.

Any portion of the management fee, incentive fee on net investment income and capital gains based incentive fee waived shall not be subject to recoupment.

Affiliated Transactions

The Company may be prohibited under the 1940 Act from participating in certain transactions with its affiliates without prior approval of the directors who are not interested persons, and in some cases, the prior approval of the SEC.  The Company, the Adviser and certain of their affiliates have been granted exemptive relief by the SEC for the Company to co-invest with other funds managed by the Adviser or its affiliates in a manner consistent with the Company’s investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors. Pursuant to such exemptive relief, the Company generally is permitted to co-invest with certain of its affiliates if a “required majority” (as defined in Section 57(o) of the 1940 Act) of the Board make certain conclusions in connection with a co-investment transaction, including that (1) the terms of the transaction, including the consideration to be paid, are reasonable and fair to the Company and its shareholders and do not involve overreaching of the Company

Owl Rock Capital Corporation

Notes to Consolidated Financial Statements (Unaudited) - Continued

or its shareholders on the part of any person concerned, (2) the transaction is consistent with the interests of the Company’s shareholders and is consistent with its investment objective and strategies, and (3) the investment by its affiliates would not disadvantage the Company, and the Company’s participation would not be on a basis different from or less advantageous than that on which its affiliates are investing. In addition, pursuant to an exemptive order issued by the SEC on April 8, 2020 and applicable to all BDCs, through December 31, 2020, the Company may, subject to the satisfaction of certain conditions, co-invest in its existing portfolio companies with certain other funds managed by the Adviser or its affiliates and covered by the Company’s exemptive relief, even if such other funds have not previously invested in such existing portfolio company. Without this order, affiliated funds would not be able to participate in such co-investments with the Company unless the affiliated funds had previously acquired securities of the portfolio company in a co-investment transaction with the Company. The Adviser is under common control with Owl Rock Technology Advisors LLC (“ORTA”) and Owl Rock Capital Private Fund Advisors LLC (“ORPFA”), which are also investment advisers and indirect subsidiaries of Owl Rock Capital Partners. The Adviser, ORTA and ORPFA are referred to as the “Owl Rock Advisers” and together with Owl Rock Capital Partners are referred to, collectively, as “Owl Rock.” Owl Rock Advisers’ allocation policy seeks to ensure equitable allocation of investment opportunities over time between the Company, Owl Rock Capital Corporation II, a BDC advised by the Adviser, Owl Rock Technology Finance Corp., a BDC advised by ORTA, and other funds managed by the Adviser or its affiliates. As a result of exemptive relief, there could be significant overlap in the Company’s investment portfolio and the investment portfolio of Owl Rock Capital Corporation II, Owl Rock Technology Finance Corp. and/or other funds established by the Adviser or its affiliates that could avail themselves of the exemptive relief.

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

The Company has made investments in two controlled/affiliated companies, Sebago Lake and Wingspire. For further description of Sebago Lake, see “Note 4. Investments”. Wingspire conducts its business through an indirectly owned subsidiary, Wingspire Capital LLC. Wingspire is an independent diversified direct lender focused on providing asset-based commercial finance loans and related senior secured loans to U.S.-based middle market borrowers. Wingspire offers a wide variety of asset-based financing solutions to businesses in an array of industries, including revolving credit facilities, machinery and equipment term loans, real estate term loans, first-in/last-out tranches, cash flow term loans, and opportunistic / bridge financings. The addition of Wingspire to the portfolio allows ORCC to participate in an asset class that offers differentiated yield with full collateral packages and covenants. Wingspire is led by a seasoned team of commercial finance veterans. The Company committed $50 million to Wingspire on September 24, 2019, and subsequently increased its commitment to $100 million on March 25, 2020. The Company does not consolidate its equity interest in Wingspire.

Owl Rock Capital Corporation

Notes to Consolidated Financial Statements (Unaudited) - Continued

Note 4. Investments

The information in the tables below is presented on an aggregate portfolio basis, without regard to whether they are non-controlled non-affiliated, non-controlled affiliated or controlled affiliated investments.

Investments at fair value and amortized cost consisted of the following as of March 31, 2020 and December 31, 2019:

	March 31, 2020		December 31, 2019
($ in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
First-lien senior secured debt investments	$7,513,714	$7,153,016	$7,136,866	$7,113,356
Second-lien senior secured debt investments	1,684,131	1,575,920	1,590,439	1,584,917
Unsecured debt investments	—	—	—	—
Equity investments(1)	125,266	117,281	12,663	12,875
Investment funds and vehicles(2)	107,838	92,128	88,888	88,077
Total Investments	$9,430,949	$8,938,345	$8,828,856	$8,799,225

________________

(1)	Includes equity investment in Wingspire.
(2)	Includes equity investment in Sebago Lake. See below, within Note 4, for more information regarding Sebago Lake.

The industry composition of investments based on fair value as of March 31, 2020 and December 31, 2019 was as follows:

	March 31, 2020	December 31, 2019
Advertising and media	2.4%	2.6%
Aerospace and defense	3.3	3.3
Automotive	1.8	1.7
Buildings and real estate	5.9	6.6
Business services	4.9	5.4
Chemicals	2.5	2.6
Consumer products	2.9	2.7
Containers and packaging	1.9	2.1
Distribution	7.0	8.6
Education	4.2	3.5
Energy equipment and services	0.1	0.2
Financial services (1)	2.0	1.6
Food and beverage	6.8	7.2
Healthcare providers and services	7.4	8.3
Healthcare technology	4.0	3.4
Household products	1.3	1.5
Infrastructure and environmental services	2.5	2.7
Insurance	7.9	5.7
Internet software and services	8.6	8.1
Investment funds and vehicles (2)	1.0	1.0
Leisure and entertainment	2.0	2.0
Manufacturing	3.4	2.9
Oil and gas	2.1	2.3
Professional services	8.1	8.1
Specialty retail	2.5	2.7
Telecommunications	0.5	0.5
Transportation	3.0	2.7
Total	100.0%	100.0%

________________

(1)	Includes equity investment in Wingspire.
(2)	Includes equity investment in Sebago Lake. See below, within Note 4, for more information regarding Sebago Lake.

Owl Rock Capital Corporation

Notes to Consolidated Financial Statements (Unaudited) - Continued

The geographic composition of investments based on fair value as of March 31, 2020 and December 31, 2019 was as follows:

	March 31, 2020	December 31, 2019
United States:
Midwest	19.0%	19.5%
Northeast	16.9	18.7
South	44.3	42.8
West	15.0	15.3
Belgium	1.0	1.0
Canada	1.6	0.9
United Kingdom	2.2	1.8
Total	100.0%	100.0%

Sebago Lake LLC

Sebago Lake, a Delaware limited liability company, was formed as a joint venture between the Company and The Regents of the University of California (“Regents”) and commenced operations on June 20, 2017. Sebago Lake’s principal purpose is to make investments, primarily in senior secured loans that are made to middle-market companies or in broadly syndicated loans. Both the Company and Regents (the “Members”) have a 50% economic ownership in Sebago Lake. Except under certain circumstances, contributions to Sebago Lake cannot be redeemed. Each of the Members initially agreed to contribute up to $100 million to Sebago Lake. On July 26, 2018, each of the Members increased their contribution to Sebago Lake up to an aggregate of $125 million. As of March 31, 2020, each Member has funded $107.8 million of their $125 million commitments. Sebago Lake is managed by the Members, each of which have equal voting rights. Investment decisions must be approved by each of the Members.

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

As of March 31, 2020 and December 31, 2019, Sebago Lake had total investments in senior secured debt at fair value of $555.6 million and $478.5 million, respectively. The determination of fair value is in accordance with ASC 820; however, such fair value is not included in the Board’s valuation process described herein. The following table is a summary of Sebago Lake’s portfolio as well as a listing of the portfolio investments in Sebago Lake’s portfolio as of March 31, 2020 and December 31, 2019:

($ in thousands)	March 31, 2020	December 31, 2019
Total senior secured debt investments(1)	$592,861	$484,439
Weighted average spread over LIBOR(1)	4.42%	4.56%
Number of portfolio companies	18	16
Largest funded investment to a single borrower(1)	$50,000	$50,000

________________

(1)	At par.

Owl Rock Capital Corporation

Notes to Consolidated Financial Statements (Unaudited) - Continued

Sebago Lake's Portfolio as of March 31, 2020 ($ in thousands) (Unaudited)
Company(1)(2)(4)(5)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(3)	Fair Value	Percentage of Members' Equity
Debt Investments
Aerospace and defense
Applied Composites Holdings, LLC (fka AC&A Enterprises Holdings, LLC)(7)	First lien senior secured loan	L + 5.00%	12/21/2023	$35,098	$34,628	$34,093	18.5%
Applied Composites Holdings, LLC (fka AC&A Enterprises Holdings, LLC)(7)(11)(14)	First lien senior secured revolving loan	L + 5.00%	12/21/2022	3,000	2,967	2,914	1.6%
Bleriot US Bidco Inc.(7)	First lien senior secured loan	L + 4.75%	11/2/2026	15,000	14,859	14,025	7.6%
Dynasty Acquisition Co., Inc. (dba StandardAero Limited)(7)	First lien senior secured loan	L + 3.50%	4/6/2026	39,800	39,625	37,583	20.4%
				92,898	92,079	88,615	48.1%
Automotive
Dealer Tire, LLC (6)(10)	First lien senior secured loan	L + 4.25%	12/12/2025	36,908	36,694	30,633	16.6%
Business Services
Vistage Worldwide, Inc.(6)	First lien senior secured loan	L + 4.00%	2/10/2025	17,455	17,369	16,888	9.2%
Education
Spring Education Group, Inc. (fka SSH Group Holdings, Inc.)(7)	First lien senior secured loan	L + 4.25%	7/30/2025	34,475	34,391	32,108	17.4%
Food and beverage
DecoPac, Inc.(7)	First lien senior secured loan	L + 4.25%	9/30/2024	20,561	20,493	19,907	10.8%
DecoPac, Inc.(6)(11)(14)	First lien senior secured revolving loan	L + 4.25%	9/29/2023	2,143	2,132	1,990	1.1%
FQSR, LLC (dba KBP Investments)(7)	First lien senior secured loan	L + 5.50%	5/15/2023	24,445	24,203	23,566	12.8%
FQSR, LLC (dba KBP Investments)(8)(11)(12)	First lien senior secured delayed draw term loan	L + 5.50%	9/10/2021	9,477	9,201	8,637	4.7%
Give & Go Prepared Foods Corp.(9)	First lien senior secured loan	L + 3.25%	7/29/2023	24,375	24,338	24,375	13.2%
Sovos Brands Intermediate, Inc.(8)	First lien senior secured loan	L + 5.00%	11/20/2025	44,438	44,072	42,969	23.3%
				125,439	124,439	121,444	65.9%
Healthcare equipment and services
Cadence, Inc.(6)	First lien senior secured loan	L + 4.50%	5/21/2025	27,197	26,680	26,107	14.2%
Cadence, Inc.(9)(11)(14)	First lien senior secured revolving loan	L + 3.50%	5/21/2023	2,936	2,821	2,642	1.4%
				30,133	29,501	28,749	15.6%
Healthcare technology
VVC Holdings Corp. (dba Athenahealth, Inc.)(7)	First lien senior secured loan	L + 4.50%	2/11/2026	19,800	19,455	18,612	10.1%
Infrastructure and environmental services
CHA Holding, Inc.(8)	First lien senior secured loan	L + 4.50%	4/10/2025	41,461	41,133	39,980	21.7%
Insurance
Integro Parent Inc.(6)	First lien senior secured loan	L + 5.75%	10/31/2022	30,385	30,290	29,634	16.1%
Integro Parent Inc.(11)(12)(14)	First lien senior secured revolving loan	L + 4.50%	10/30/2021	-	(14)	(129)	(0.1)%
USRP Holdings, Inc. (dba U.S. Retirement and Benefits Partners)(8)	First lien senior secured loan	L + 4.25%	3/29/2025	40,458	39,703	37,998	20.6%
USRP Holdings, Inc. (dba U.S. Retirement and Benefits Partners)(8)(11)(14)	First lien senior secured revolving loan	L + 4.25%	3/29/2023	4,125	4,013	3,814	2.1%

Owl Rock Capital Corporation

Notes to Consolidated Financial Statements (Unaudited) - Continued

Sebago Lake's Portfolio as of March 31, 2020 ($ in thousands) (Unaudited)
Company(1)(2)(4)(5)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(3)	Fair Value	Percentage of Members' Equity
				74,968	73,992	71,317	38.7%
Internet software and services
DCert Buyer, Inc.(6)(10)	First lien senior secured loan	L + 4.00%	10/16/2026	50,000	49,822	44,960	24.4%
Manufacturing
Engineered Machinery Holdings(7)	First lien senior secured loan	L + 4.25%	7/19/2024	44,737	44,346	39,145	21.2%
Transportation
Uber Technologies, Inc.(6)(10)	First lien senior secured loan	L + 4.00%	4/4/2025	24,587	24,460	23,132	12.6%
Total Debt Investments				592,861	587,681	555,583	301.5%
Total Investments				$592,861	$587,681	$555,583	301.5%

________________

(1)	Certain portfolio company investments are subject to contractual restrictions on sales.
(2)	Unless otherwise indicated, Sebago Lake’s investments are pledged as collateral supporting the amounts outstanding under Sebago Lake’s credit facility.
(3)	The amortized cost represents the original cost adjusted for the amortization of discounts and premiums, as applicable, on debt investments using the effective interest method.
(4)	Unless otherwise indicated, all investments are considered Level 3 investments.
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

(6)	The interest rate on these loans is subject to 1 month LIBOR, which as of March 31, 2020 was 0.99%.
(7)	The interest rate on these loans is subject to 3 month LIBOR, which as of March 31, 2020 was 1.45%.
(8)	The interest rate on these loans is subject to 6 month LIBOR, which as of March 31, 2020 was 1.18%.
(9)	The interest rate on these loans is subject to Prime, which as of March 31, 2020 was 3.25%.
(10)	Level 2 investment.
(11)	Position or portion thereof is an unfunded loan commitment.
(12)

The negative cost is the result of the capitalized discount being greater than the principal amount outstanding on the loan. The negative fair value is the result of the capitalized discount on the loan.

(13)	The date disclosed represents the commitment period of the unfunded term loan. Upon expiration of the commitment period, the funded portion of the term loan may be subject to a longer maturity date.
(14)	Investment is not pledged as collateral under Sebago Lake’s credit facility.

Owl Rock Capital Corporation

Notes to Consolidated Financial Statements (Unaudited) - Continued

Sebago Lake's Portfolio as of December 31, 2019 ($ in thousands)
Company(1)(2)(4)(5)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(3)	Fair Value	Percentage of Members' Equity
Debt Investments
Aerospace and defense
Applied Composites Holdings, LLC (fka AC&A Enterprises Holdings, LLC)(7)	First lien senior secured loan	L + 5.25%	12/21/2023	$35,188	$34,690	$34,805	19.8%
Applied Composites Holdings, LLC (fka AC&A Enterprises Holdings, LLC)(9)(10)(12)	First lien senior secured revolving loan	L + 5.25%	12/21/2022	-	(36)	(31)	-%
Bleriot US Bidco Inc.(7)	First lien senior secured term loan	L + 4.75%	10/31/2026	12,973	12,844	12,843	7.3%
Bleriot US Bidco Inc.(9)(10)(11)(12)	First lien senior secured delayed draw term loan	L + 4.75%	10/31/2020	-	(20)	(20)	-%
Dynasty Acquisition Co., Inc. (dba StandardAero Limited)(7)	First lien senior secured loan	L + 4.00%	4/4/2026	39,900	39,717	39,707	22.6%
				88,061	87,195	87,304	49.7%
Education
Spring Education Group, Inc. (fka SSH Group Holdings, Inc.)(7)	First lien senior secured loan	L + 4.25%	7/30/2025	34,562	34,475	34,488	19.5%
Food and beverage
DecoPac, Inc.(7)	First lien senior secured loan	L + 4.25%	9/30/2024	20,561	20,489	20,561	11.7%
DecoPac, Inc.(9)(10)(12)	First lien senior secured revolving loan	L + 4.25%	9/29/2023	-	(11)	-	-%
FQSR, LLC (dba KBP Investments)(7)	First lien senior secured loan	L + 5.50%	5/14/2023	24,507	24,246	24,236	13.7%
FQSR, LLC (dba KBP Investments)(7)(9)(11)	First lien senior secured delayed draw term loan	L + 5.50%	9/10/2021	8,373	8,075	8,115	4.6%
Give & Go Prepared Foods Corp.(7)	First lien senior secured loan	L + 4.25%	7/29/2023	24,438	24,398	23,093	13.0%
Sovos Brands Intermediate, Inc.(6)	First lien senior secured loan	L + 5.00%	11/20/2025	44,550	44,171	44,143	25.1%
				122,429	121,368	120,148	68.1%
Healthcare equipment and services
Cadence, Inc.(6)	First lien senior secured loan	L + 4.50%	5/21/2025	27,266	26,727	26,749	15.2%
Cadence, Inc.(9)(10)(12)	First lien senior secured revolving loan	L + 4.50%	5/21/2025	-	(124)	(139)	(0.1)%
				27,266	26,603	26,610	15.1%
Healthcare technology
VVC Holdings Corp. (dba Athenahealth, Inc.)(7)(8)	First lien senior secured loan	L + 4.50%	2/11/2026	19,850	19,491	19,925	11.3%
Infrastructure and environmental services
CHA Holding, Inc.(7)	First lien senior secured loan	L + 4.50%	4/10/2025	29,816	29,709	29,694	16.8%
Insurance
Integro Parent Inc.(6)	First lien senior secured loan	L + 5.75%	10/28/2022	30,520	30,416	30,224	17.2%
Integro Parent Inc.(9)(10)(12)	First lien senior secured revolving loan	L + 4.50%	10/30/2021	-	(16)	(54)	-%
USRP Holdings, Inc. (dba U.S. Retirement and Benefits Partners)(7)	First lien senior secured loan	L + 4.25%	3/29/2025	34,475	33,800	33,406	19.0%
USRP Holdings, Inc. (dba U.S. Retirement and Benefits Partners)(7)(9)(12)	First lien senior secured revolving loan	L + 4.25%	3/29/2023	1,875	1,754	1,690	1.0%

Owl Rock Capital Corporation

Notes to Consolidated Financial Statements (Unaudited) - Continued

Sebago Lake's Portfolio as of December 31, 2019 ($ in thousands)
Company(1)(2)(4)(5)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(3)	Fair Value	Percentage of Members' Equity
USRP Holdings, Inc. (dba U.S. Retirement and Benefits Partners)(7)(9)(11)	First lien senior secured delayed draw term loan	L + 4.25%	3/29/2020	6,085	5,923	5,817	3.3%
				72,955	71,877	71,083	40.5%
Internet software and services
DCert Buyer, Inc.(6)	First lien senior secured loan	L + 4.00%	10/16/2026	50,000	49,816	49,878	28.3%
Manufacturing
Engineered Machinery Holdings(7)(8)	First lien senior secured loan	L + 4.25%	7/19/2024	14,850	14,596	14,801	8.3%
Transportation
Uber Technologies, Inc.(6)(8)	First lien senior secured loan	L + 4.00%	4/4/2025	24,650	24,517	24,578	14.0%
Total Debt Investments				484,439	479,647	478,509	271.6%
Total Investments				$484,439	$479,647	$478,509	271.6%

________________

(1)	Certain portfolio company investments are subject to contractual restrictions on sales.
(2)	Unless otherwise indicated, Sebago Lake’s investments are pledged as collateral supporting the amounts outstanding under Sebago Lake’s credit facility.
(3)	The amortized cost represents the original cost adjusted for the amortization of discounts and premiums, as applicable, on debt investments using the effective interest method.
(4)	Unless otherwise indicated, all investments are considered Level 3 investments.
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

(11)	The date disclosed represents the commitment period of the unfunded term loan. Upon expiration of the commitment period, the funded portion of the term loan may be subject to a longer maturity date.
(12)	Investment is not pledged as collateral under Sebago Lake’s credit facility.

Owl Rock Capital Corporation

Notes to Consolidated Financial Statements (Unaudited) - Continued

Below is selected balance sheet information for Sebago Lake as of March 31, 2020 and December 31, 2019:

($ in thousands)	March 31, 2020 (Unaudited)	December 31, 2019
Assets
Investments at fair value (amortized cost of $587,681 and $479,647, respectively)	$555,583	$478,509
Cash	20,969	34,104
Interest receivable	1,242	1,281
Prepaid expenses and other assets	1,138	162
Total Assets	$578,932	$514,056
Liabilities
Debt (net of unamortized debt issuance costs of $3,524 and $3,895, respectively)	$351,231	$330,289
Distributions payable	4,377	4,950
Payable for investments purchased	36,617	—
Accrued expenses and other liabilities	2,452	2,663
Total Liabilities	$394,677	$337,902
Members' Equity
Members' Equity	184,255	176,154
Members' Equity	184,255	176,154
Total Liabilities and Members' Equity	$578,932	$514,056

Below is selected statement of operations information for Sebago Lake for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
($ in thousands)	2020	2019
Investment Income
Interest income	$8,502	$10,396
Other income	92	68
Total Investment Income	8,594	10,464
Expenses
Interest expense	3,784	4,633
Professional fees	167	180
Total Expenses	3,951	4,813
Net Investment Income Before Taxes	4,643	5,651
Taxes	(895)	334
Net Investment Income After Taxes	$5,538	$5,317
Net Change in Unrealized Gain (Loss) on Investments
Net change in unrealized gain (loss) on investments	(30,960)	4,170
Total Net Change in Unrealized Gain (Loss) on Investments	(30,960)	4,170
Net Increase in Members' Equity Resulting from Operations	$(25,422)	$9,487

Loan Origination and Structuring Fees

If the loan origination and structuring fees earned by Sebago Lake during a fiscal year exceed Sebago Lake’s expenses and other obligations (excluding financing costs), such excess is allocated to the Member(s) responsible for the origination of the loans pro rata in accordance with the total loan origination and structuring fees earned by Sebago Lake with respect to the loans originated by such Member; provided, that in no event will the amount allocated to a Member exceed 1% of the par value of the loans originated by such Member in any fiscal year. The loan origination and structuring fee is accrued quarterly and included in other income from controlled, affiliated investments on the Company’s Consolidated Statements of Operations and paid annually. On February 27, 2019, the Members agreed to amend the terms of Sebago Lake’s operating agreement to eliminate the allocation of excess loan origination and structuring fees to the Members. As such, for the three months ended March 31, 2020 and 2019, the Company accrued no income based on loan origination and structuring fees.

Owl Rock Capital Corporation

Notes to Consolidated Financial Statements (Unaudited) - Continued

Note 5. Fair Value of Investments

Investments

The following tables present the fair value hierarchy of investments as of March 31, 2020 and December 31, 2019:

	Fair Value Hierarchy as of March 31, 2020
($ in thousands)	Level 1	Level 2	Level 3	Total
First-lien senior secured debt investments	$—	$—	$7,153,016	$7,153,016
Second-lien senior secured debt investments	—	53,789	1,522,131	1,575,920
Equity investments(1)	—	—	117,281	117,281
Subtotal	$—	$53,789	$8,792,428	$8,846,217
Investments measured at NAV(2)	—	—	—	92,128
Total Investments at fair value	$—	$53,789	$8,792,428	$8,938,345

________________

(1)	Includes equity investment in Wingspire.
(2)	Includes equity investment in Sebago Lake.

	Fair Value Hierarchy as of December 31, 2019
($ in thousands)	Level 1	Level 2	Level 3	Total
First-lien senior secured debt investments	$—	$137,342	$6,976,014	$7,113,356
Second-lien senior secured debt investments	—	40,460	1,544,457	1,584,917
Equity investments(1)	—	—	12,875	12,875
Subtotal	$—	$177,802	$8,533,346	$8,711,148
Investments measured at NAV(2)	—	—	—	88,077
Total Investments at fair value	$—	$177,802	$8,533,346	$8,799,225

________________

(1)	Includes equity investment in Wingspire.
(2)	Includes equity investment in Sebago Lake.

The following tables present changes in the fair value of investments for which Level 3 inputs were used to determine the fair value as of and for the three months ended March 31, 2020 and 2019:

	As of and for the Three Months Ended March 31, 2020
($ in thousands)	First-lien senior secured debt investments	Second-lien senior secured debt investments	Equity investments	Total
Fair value, beginning of period	$6,976,014	$1,544,457	$12,875	$8,533,346
Purchases of investments, net(1)	789,943	109,821	112,603	1,012,367
Proceeds from investments, net	(312,938)	(34,800)	—	(347,738)
Net change in unrealized gain (loss)	(332,094)	(98,598)	(8,197)	(438,889)
Net realized gains (losses)	342	—	—	342
Net amortization of discount on investments	8,365	1,251	—	9,616
Transfers into (out of) Level 3(2)	23,384	—	—	23,384
Fair value, end of period	$7,153,016	$1,522,131	$117,281	$8,792,428

________________

(1)	Purchases may include payment-in-kind (“PIK”).
(2)	Transfers between levels, if any, are recognized at the beginning of the quarter in which the transfers occur.

Owl Rock Capital Corporation

Notes to Consolidated Financial Statements (Unaudited) - Continued

	As of and for the Three Months Ended March 31, 2019
($ in thousands)	First-lien senior secured debt investments	Second-lien senior secured debt investments	Equity investments	Total
Fair value, beginning of period	$4,554,835	$1,074,873	$11,063	$5,640,771
Purchases of investments, net(1)	1,092,134	10,238	—	1,102,372
Proceeds from investments, net	(80,023)	—	—	(80,023)
Net change in unrealized gain (loss)	7,679	4,349	1,231	13,259
Net realized gains (losses)	(4)	—	—	(4)
Net amortization of discount on investments	4,109	482	—	4,591
Transfers into (out of) Level 3(2)	(40,036)	—	—	(40,036)
Fair value, end of period	$5,538,694	$1,089,942	$12,294	$6,640,930

________________

(1)	Purchases may include payment-in-kind (“PIK”).
(2)	Transfers between levels, if any, are recognized at the beginning of the quarter in which the transfers occur.

The following tables present information with respect to net change in unrealized gains on investments for which Level 3 inputs were used in determining the fair value that are still held by the Company for the three months ended March 31, 2020 and 2019:

($ in thousands)	Net change in unrealized gain (loss) for the Three Months Ended March 31, 2020 on Investments Held at March 31, 2020	Net change in unrealized gain (loss) for the Three Months Ended March 31, 2019 on Investments Held at March 31, 2019
First-lien senior secured debt investments	$(332,678)	$7,676
Second-lien senior secured debt investments	(98,525)	4,348
Equity investments	(8,197)	1,231
Total Investments	$(439,400)	$13,255

Owl Rock Capital Corporation

Notes to Consolidated Financial Statements (Unaudited) - Continued

The following tables present quantitative information about the significant unobservable inputs of the Company’s Level 3 investments as of March 31, 2020 and December 31, 2019. The weighted average range of unobservable inputs is based on fair value of investments. The tables are not intended to be all-inclusive but instead capture the significant unobservable inputs relevant to the Company’s determination of fair value.

	As of March 31, 2020
($ in thousands)	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)	Impact to Valuation from an Increase in Input
First-lien senior secured debt investments(1)	$7,069,334	Yield Analysis	Market Yield	6.0%-21.3% (10.6%)	Decrease
	70,795	Recent Transaction	Transaction Price	98.8% - 98.8% (98.8%)	Increase
Second-lien senior secured debt investments(2)	$1,495,601	Yield Analysis	Market Yield	10.6%-18.4% (13.6%)	Decrease
Equity Investments	$60,185	Market Approach	EBITDA Multiple	2.4x - 10.8x (3.5x)	Increase
	57,096	Recent Transaction	Transaction Price	1.0	Increase

________________

(1)	Excludes investments with an aggregate fair value amounting to $12,887, which the Company valued using indicative bid prices obtained from brokers.
(2)	Excludes investments with an aggregate fair value amounting to $26,530, which the Company valued using indicative bid prices obtained from brokers.

	As of December 31, 2019
($ in thousands)	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)	Impact to Valuation from an Increase in Input
First-lien senior secured debt investments(1)	$5,975,575	Yield Analysis	Market Yield	5.4%-13.2% (9.1%)	Decrease
	985,898	Recent Transaction	Transaction Price	95.0%-99.8% (98.1%)	Increase
Second-lien senior secured debt investments	$1,517,625	Yield Analysis	Market Yield	9.2%-17.2% (11.4%)	Decrease
	26,832	Recent Transaction	Transaction Price	99.5%-99.5% (99.5%)	Increase
Equity Investments	$11,427	Market Approach	EBITDA Multiple	6.8x - 11.75x (11.61x)	Increase
	1,448	Recent Transaction	Transaction Price	1.0	Increase

________________

(1)	Excludes investments with an aggregate fair value amounting to $14,541, which the Company valued using indicative bid prices obtained from brokers.

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

Debt Not Carried at Fair Value

Fair value is estimated by discounting remaining payments using applicable current market rates, which take into account changes in the Company’s marketplace credit ratings, or market quotes, if available. The following table presents the carrying and fair values of the Company’s debt obligations as of ended March 31, 2020 and December 31, 2019.

	March 31, 2020		December 31, 2019
($ in thousands)	Net Carrying Value(1)	Fair Value	Net Carrying Value(2)	Fair Value
Revolving Credit Facility	$385,271	$385,271	$473,655	$473,655
SPV Asset Facility I	297,470	297,470	297,246	297,246
SPV Asset Facility II	345,063	345,063	346,395	346,395
SPV Asset Facility III	171,972	171,972	251,548	251,548
SPV Asset Facility IV	56,631	56,631	57,201	57,201
CLO I	386,417	386,417	386,405	386,405
CLO II	258,042	258,042	258,028	258,028
CLO III	258,076	258,076	—	—
2023 Notes	152,899	136,875	150,113	151,514
2024 Notes	418,785	364,000	400,955	425,800
2025 Notes	417,048	357,000	416,686	430,406
July 2025 Notes	490,899	410,000	—	—
Total Debt	$3,638,573	$3,426,817	$3,038,232	$3,078,198

________________

(1)

The carrying value of the Company’s Revolving Credit Facility, SPV Asset Facility I, SPV Asset Facility II, SPV Asset Facility III, SPV Asset Facility IV, CLO I, CLO II, CLO III, 2023 Notes, 2024 Notes, 2025 Notes and July 2025 Notes are presented net of deferred financing costs of $6.6 million, $2.5 million, $4.9 million, $3.0 million, $3.6 million, $3.6 million, $2.0 million, $2.0 million, $1.3 million, $8.4 million, $8.0 million and $9.1 million, respectively.

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

The following table presents fair value measurements of the Company’s debt obligations as of March 31, 2020 and December 31, 2019:

($ in thousands)	March 31, 2020	December 31, 2019
Level 1	$—	$—
Level 2	—	856,206
Level 3	3,426,817	2,221,992
Total Debt	$3,426,817	$3,078,198

Financial Instruments Not Carried at Fair Value

As of March 31, 2020 and December 31, 2019, the carrying amounts of the Company’s assets and liabilities, other than investments at fair value and debt, approximate fair value due to their short maturities.

Owl Rock Capital Corporation

Notes to Consolidated Financial Statements (Unaudited) - Continued

Note 6. Debt

In accordance with the 1940 Act, with certain limitations, the Company is allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 200% (or 150% if certain conditions are met) after such borrowing. On March 31, 2020, the Board, including a “required majority” (as such term is defined in Section 57(o) of the 1940 Act) of the Board, approved the application of the modified asset coverage requirements set forth in Section 61(a)(2) of the 1940 Act, as amended by the Small Business Credit Availability Act. As a result, effective on March 31, 2021 (unless the Company receives earlier shareholder approval), the Company’s asset coverage requirement applicable to senior securities will be reduced from 200% to 150%. The Company is seeking shareholder approval for the application of the modified asset coverage ratio requirements set forth in Section 61(a)(2) of the 1940 Act, as amended by the Small Business Credit Availability Act, at its shareholder meeting to be held on June 8, 2020. As of March 31, 2020 and December 31, 2019, the Company’s asset coverage was 246% and 293%, respectively.

Debt obligations consisted of the following as of March 31, 2020 and December 31, 2019:

	March 31, 2020
($ in thousands)	Aggregate Principal Committed	Outstanding Principal	Amount Available(1)	Net Carrying Value(2)
Revolving Credit Facility(3)(5)	$1,195,000	$391,860	$780,126	$385,271
SPV Asset Facility I	400,000	300,000	100,000	297,470
SPV Asset Facility II	350,000	350,000	—	345,063
SPV Asset Facility III	500,000	175,000	325,000	171,972
SPV Asset Facility IV	450,000	60,250	389,750	56,631
CLO I	390,000	390,000	—	386,417
CLO II	260,000	260,000	—	258,042
CLO III	260,000	260,000	—	258,076
2023 Notes(4)	150,000	150,000	—	152,899
2024 Notes(4)	400,000	400,000	—	418,785
2025 Notes	425,000	425,000	—	417,048
July 2025 Notes	500,000	500,000	—	490,899
Total Debt	$5,280,000	$3,662,110	$1,594,876	$3,638,573

________________

(1)	The amount available reflects any limitations related to each credit facility’s borrowing base.
(2)

The carrying value of the Company’s Revolving Credit Facility, SPV Asset Facility I, SPV Asset Facility II, SPV Asset Facility III, SPV Asset Facility IV, CLO I, CLO II, CLO III, 2023 Notes, 2024 Notes, 2025 Notes and July 2025 Notes are presented net of deferred financing costs of $6.6 million, $2.5 million, $4.9 million, $3.0 million, $3.6 million, $3.6 million, $2.0 million, $2.0 million, $1.3 million, $8.4 million, $8.0 million and $9.1 million, respectively.

(3)	Includes the unrealized translation gain (loss) on borrowings denominated in foreign currencies.
(4)	Inclusive of change in fair value of effective hedge.
(5)	The amount available is reduced by $23.0 million of outstanding letters of credit.

Owl Rock Capital Corporation

Notes to Consolidated Financial Statements (Unaudited) - Continued

	December 31, 2019
($ in thousands)	Aggregate Principal Committed	Outstanding Principal	Amount Available(1)	Net Carrying Value(2)
Revolving Credit Facility(3)(5)	$1,170,000	$480,861	$664,410	$473,655
SPV Asset Facility I	400,000	300,000	100,000	297,246
SPV Asset Facility II	350,000	350,000	—	346,395
SPV Asset Facility III	500,000	255,000	245,000	251,548
SPV Asset Facility IV	300,000	60,250	239,750	57,201
CLO I	390,000	390,000	—	386,405
CLO II	260,000	260,000	—	258,028
2023 Notes(4)	150,000	150,000	—	150,113
2024 Notes(4)	400,000	400,000	—	400,955
2025 Notes	425,000	425,000	—	416,686
Total Debt	$4,345,000	$3,071,111	$1,249,160	$3,038,232

________________

(1)	The amount available reflects any limitations related to each credit facility’s borrowing base.
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

(3)	Includes the unrealized translation gain (loss) on borrowings denominated in foreign currencies.
(4)	Inclusive of change in fair value of effective hedge.
(5)	The amount available is reduced by $24.7 million of outstanding letters of credit.

For the three months ended March 31, 2020 and 2019, the components of interest expense were as follows:

	For the Three Months Ended March 31,
($ in thousands)	2020	2019
Interest expense	$33,582	$32,786
Amortization of debt issuance costs	3,170	1,943
Net change in unrealized gain (loss) on effective interest rate swaps and hedged items(1)	(2,795)	—
Total Interest Expense	$33,957	$34,729
Average interest rate	4.2%	4.7%
Average daily borrowings	$3,184,613	$2,772,882

________________

(1)	Refer to the 2023 Notes and 2024 Notes for details on each facility’s interest rate swap.

Description of Facilities

Revolving Credit Facility

On February 1, 2017, the Company entered into a senior secured revolving credit agreement (and as amended by that certain First Amendment to Senior Secured Revolving Credit Agreement, dated as of July 17, 2017, the First Omnibus Amendment to Senior Secured Revolving Credit Agreement and Guarantee and Security Agreement, dated as of March 29, 2018, the Third Amendment to Senior Secured Revolving Credit Agreement, dated as of June 21, 2018, and the Fourth Amendment to Senior Secured Revolving Credit Agreement, dated as of April 2, 2019, the “Revolving Credit Facility”). The parties to the Revolving Credit Facility include the Company, as Borrower, the lenders from time to time parties thereto (each a “Lender” and collectively, the “Lenders”) and SunTrust Robinson Humphrey, Inc. and ING Capital LLC as Joint Lead Arrangers and Joint Book Runners, Truist Bank (as successor by merger to SunTrust Bank) as Administrative Agent and ING Capital LLC as Syndication Agent.

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

SPV Asset Facility II

On May 22, 2018, ORCC Financing II LLC (“ORCC Financing II”), a Delaware limited liability company and subsidiary of the Company, entered into a Credit Agreement (as amended, the “SPV Asset Facility II”), with ORCC Financing II, as Borrower, the lenders from time to time parties thereto (the “SPV Asset Facility II Lenders”), Natixis, New York Branch, as Administrative Agent, State Street Bank and Trust Company, as Collateral Agent, and Cortland Capital Market Services LLC as Document Custodian. The parties to the SPV Asset Facility II have entered into various amendments, including to admit new lenders, increase or decrease the maximum principal amount available under the facility, extend the availability period and maturity date, change the interest rate and make various other changes.  The following describes the terms of SPV Asset Facility II amended through March 17, 2020 (the “SPV Asset Facility II Fifth Amendment Date”).

From time to time, the Company sells and contributes certain investments to ORCC Financing II pursuant to a sale and contribution agreement by and between the Company and ORCC Financing II. No gain or loss will be recognized as a result of the contribution. Proceeds from the SPV Asset Facility II will be used to finance the origination and acquisition of eligible assets by ORCC Financing II, including the purchase of such assets from the Company. The Company retains a residual interest in assets contributed to or acquired by ORCC Financing II through the Company’s ownership of ORCC Financing II. The maximum principal amount of the SPV Asset Facility II following the SPV Asset Facility II Fifth Amendment Date is $350 million (which includes terms loans of $100 million and revolving commitments of $250 million). The availability of this amount is subject to an overcollateralization ratio test, which is based on the value of ORCC Financing II’s assets from time to time, and satisfaction of certain conditions, including an interest coverage ratio test, certain concentration limits and collateral quality tests.

The SPV Asset Facility II provides for the ability to (1) draw term loans and (2) draw and redraw revolving loans under the SPV Asset Facility II for a period of up to 18 months after the SPV Asset Facility II Fifth Amendment Date unless the revolving commitments are terminated or converted to term loans sooner as provided in the SPV Asset Facility II (the “SPV Asset Facility II Commitment Termination Date”). Unless otherwise terminated, the SPV Asset Facility II will mature on May 22, 2028 (the “Stated Maturity”). Prior to the Stated Maturity, proceeds received by ORCC Financing II from principal and interest, dividends, or fees on assets must be used to pay fees, expenses and interest on outstanding borrowings, and the excess may be returned to the Company, subject to certain conditions. On the Stated Maturity, ORCC Financing II must pay in full all outstanding fees and expenses and all principal and interest on outstanding borrowings, and the excess may be returned to the Company.

With respect to revolving loans, amounts drawn bear interest at LIBOR (or, in the case of certain lenders that are commercial paper conduits, the lower of their cost of funds and LIBOR plus 0.25%) plus a spread that steps up from 2.20% to 2.50% during the period from the SPV Asset Facility II Fifth Amendment Date to the six month anniversary of the Reinvestment Period End Date. With respect to term loans, amounts drawn bear interest at LIBOR (or, in the case of certain lenders that are commercial paper conduits, the lower of their cost of funds and LIBOR plus 0.25%)  plus a spread that steps up from 2.25% to 2.55% during the same period. The Company predominantly borrows utilizing LIBOR rate loans, generally electing one-month LIBOR upon borrowing. From the SPV Asset Facility II Fifth Amendment Date to the SPV Asset Facility II Commitment Termination Date, there is a commitment fee ranging from 0.50% to 0.75% per annum on the undrawn amount, if any, of the revolving commitments in the SPV Asset Facility II. The SPV Asset Facility II contains customary covenants, including certain financial maintenance covenants, limitations on the

Owl Rock Capital Corporation

Notes to Consolidated Financial Statements (Unaudited) - Continued

activities of ORCC Financing II, including limitations on incurrence of incremental indebtedness, and customary events of default. The SPV Asset Facility II is secured by a perfected first priority security interest in the assets of ORCC Financing II and on any payments received by ORCC Financing II in respect of those assets. Assets pledged to the SPV Asset Facility II Lenders will not be available to pay the debts of the Company.

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

CLOs

CLO I

On May 28, 2019 (the “CLO I Closing Date”), the Company completed a $596 million term debt securitization transaction (the “CLO I Transaction”), also known as a collateralized loan obligation transaction, which is a form of secured financing incurred by the Company.  The secured notes and preferred shares issued in the CLO I Transaction and the secured loan borrowed in the CLO I Transaction were issued and incurred, as applicable, by the Company’s consolidated subsidiaries Owl Rock CLO I, Ltd., an exempted company incorporated in the Cayman Islands with limited liability (the “CLO I Issuer”), and Owl Rock CLO I, LLC, a Delaware limited liability company (the “CLO I Co-Issuer” and together with the CLO I Issuer, the “CLO I Issuers”) and are backed by a portfolio of collateral obligations consisting of middle market loans and participation interests in middle market loans as well as by other assets of the CLO I Issuer.

In the CLO I Transaction the CLO I Issuers (A) issued the following notes pursuant to an indenture and security agreement dated as of the Closing Date (the “CLO I Indenture”), by and among the CLO I Issuers and State Street Bank and Trust Company:  (i) $242 million of AAA(sf) Class A Notes, which bear interest at three-month LIBOR plus 1.80%, (ii) $30 million of AAA(sf) Class A-F Notes, which bear interest at a fixed rate of 4.165%, and (iii) $68 million of AA(sf) Class B Notes, which bear interest at three-month LIBOR plus 2.70% (together, the “CLO I Notes”) and (B) borrowed $50 million under floating rate loans (the “Class A Loans” and together with the CLO I Notes, the “CLO I Debt”), which bear interest at three-month LIBOR plus 1.80%, under a credit agreement (the “CLO I Credit Agreement”), dated as of the CLO I Closing Date, by and among the CLO I Issuers, as borrowers, various financial institutions, as lenders, and State Street Bank and Trust Company, as collateral trustee and loan agent.  The Class A Loans may be exchanged by the lenders for Class A Notes at any time, subject to certain conditions under the CLO I Credit Agreement and the CLO I Indenture.  The CLO I Debt is scheduled to mature on May 20, 2031. The CLO I Notes were privately placed by Natixis Securities Americas, LLC and SG Americas Securities, LLC.

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

The CLO I Debt is secured by all of the assets of the CLO I Issuer, which will consist primarily of middle market loans, participation interests in middle market loans, and related rights and the cash proceeds thereof. As part of the CLO I Transaction, ORCC Financing II LLC and the Company sold and contributed approximately $575 million par amount of middle market loans to the CLO I Issuer on the CLO I Closing Date.  Such loans constituted the initial portfolio assets securing the CLO I Debt.  The Company and ORCC Financing II LLC each made customary representations, warranties, and covenants to the CLO I Issuer regarding such sales and contributions under a loan sale agreement.

Through May 20, 2023, a portion of the proceeds received by the CLO I Issuer from the loans securing the CLO I Debt may be used by the CLO I Issuer to purchase additional middle market loans under the direction of the Adviser as the collateral manager for the CLO I Issuer and in accordance with the Company’s investing strategy and ability to originate eligible middle market loans.

The CLO I Debt is the secured obligation of the CLO I Issuers, and the CLO I Indenture and the CLO I Credit Agreement include customary covenants and events of default.  Assets pledged to holders of the CLO I Debt and the other secured parties under the CLO I Indenture will not be available to pay the debts of the Company.

The CLO I Notes were offered in reliance on Section 4(a)(2) of the Securities Act. The CLO I Notes have not been registered under the Securities Act or any state securities laws and, unless so registered, may not be offered or sold in the United States absent registration with the Securities and Exchange Commission or pursuant to an exemption from, or in a transaction not subject to, the registration requirements of the Securities Act as applicable.

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

Concurrently with the issuance of the CLO II Debt, the CLO II Issuer issued approximately $136.6 million of subordinated securities in the form of 136,600 preferred shares at an issue price of U.S.$1,000 per share (the “CLO II Preferred Shares”). The CLO II Preferred Shares were issued by the CLO II Issuer as part of its issued share capital and are not secured by the collateral securing the CLO II Debt. The Company owns all of the CLO II Preferred Shares, and as such, these securities are eliminated in consolidation. The Company acts as retention holder in connection with the CLO II Transaction for the purposes of satisfying certain U.S. and European Union regulations requiring sponsors of securitization transactions to retain exposure to the performance of the securitized assets and as such is required to retain a portion of the CLO II Preferred Shares.

The Adviser serves as collateral manager for the CLO II Issuer under a collateral management agreement dated as of the CLO II Closing Date.  The Adviser is entitled to receive fees for providing these services.  The Adviser has waived its right to receive such fees but may rescind such waiver at any time.

The CLO II Debt is secured by all of the assets of the CLO II Issuer, which will consist primarily of middle market loans, participation interests in middle market loans, and related rights and the cash proceeds thereof. As part of the CLO II Transaction,

Owl Rock Capital Corporation

Notes to Consolidated Financial Statements (Unaudited) - Continued

ORCC Financing III LLC and the Company sold and contributed approximately $400 million par amount of middle market loans to the CLO II Issuer on the CLO II Closing Date.  Such loans constituted the initial portfolio assets securing the CLO II Debt.  The Company and ORCC Financing III LLC each made customary representations, warranties, and covenants to the CLO II Issuer regarding such sales and contributions under a loan sale agreement.

Through January 20, 2022, a portion of the proceeds received by the CLO II Issuer from the loans securing the CLO II Debt may be used by the CLO II Issuer to purchase additional middle market loans under the direction of the Adviser  as the collateral manager for the CLO II Issuer and in accordance with the Company’s investing strategy and ability to originate eligible middle market loans.

The CLO II Debt is the secured obligation of the CLO II Issuers, and the CLO II Indenture includes customary covenants and events of default.  Assets pledged to holders of the CLO II Debt and the other secured parties under the CLO II Indenture will not be available to pay the debts of the Company.

The CLO II Debt was offered in reliance on Section 4(a)(2) of the Securities Act. The CLO II Debt has not been registered under the Securities Act or any state securities laws and, unless so registered, may not be offered or sold in the United States absent registration with the Securities and Exchange Commission or pursuant to an exemption from, or in a transaction not subject to, the registration requirements of the Securities Act as applicable.

CLO III

On March 26, 2020 (the “CLO III Closing Date”), the Company completed a $395.31 million term debt securitization transaction (the “CLO III Transaction”), also known as a collateralized loan obligation transaction, which is a form of secured financing incurred by the Company.  The secured notes and preferred shares issued in the CLO III Transaction were issued by the Company’s consolidated subsidiaries Owl Rock CLO III, Ltd., an exempted company incorporated in the Cayman Islands with limited liability (the “CLO III Issuer”), and Owl Rock CLO III, LLC, a Delaware limited liability company (the “CLO III Co-Issuer” and together with the CLO III Issuer, the “CLO III Issuers”) and are backed by a portfolio of collateral obligations consisting of middle market loans and participation interests in middle market loans as well as by other assets of the CLO III Issuer.

The CLO III Transaction was executed by the issuance of the following classes of notes and preferred shares pursuant to an indenture and security agreement dated as of the CLO III Closing Date (the “CLO III Indenture”), by and among the CLO III Issuers and State Street Bank and Trust Company:  (i) $166 million of AAA(sf) Class A-1L Notes, which bear interest at three-month LIBOR plus 1.80%, (ii) $40 million of AAA(sf) Class A-1F Notes, which bear interest at a fixed rate of 2.75%, (iii) $20 million of AAA(sf) Class A-2 Notes, which bear interest at three-month LIBOR plus 2.00%,  and (iv) $34 million of AA(sf) Class B Notes, which bear interest at three-month LIBOR plus 2.45% (together, the “CLO III Debt”).  The CLO III Debt is scheduled to mature on April 20, 2032.  The CLO III Debt was privately placed by SG Americas Securities, LLC. Upon the occurrence of certain triggering events relating to the end of LIBOR, a different benchmark rate will replace LIBOR as the reference rate for interest accruing on the CLO III Debt.

Concurrently with the issuance of the CLO III Debt, the CLO III Issuer issued approximately $135.31 million of subordinated securities in the form of 135,310 preferred shares at an issue price of U.S.$1,000 per share (the “CLO III Preferred Shares”).  The CLO III Preferred Shares were issued by the CLO III Issuer as part of its issued share capital and are not secured by the collateral securing the CLO III Debt. The Company owns all of the CLO III Preferred Shares, and as such, these securities are eliminated in consolidation.  The Company acts as retention holder in connection with the CLO III Transaction for the purposes of satisfying certain U.S. and European Union regulations requiring sponsors of securitization transactions to retain exposure to the performance of the securitized assets and as such is required to retain a portion of the CLO III Preferred Shares.

The Adviser serves as collateral manager for the  CLO III  Issuer under a collateral management agreement dated as of the CLO III Closing Date.  The Adviser  is entitled to receive fees for providing these services.  The Adviser has waived its right to receive such fees but may rescind such waiver at any time.

The CLO III Debt is secured by all of the assets of the CLO III Issuer, which will consist primarily of middle market loans, participation interests in middle market loans, and related rights and the cash proceeds thereof. As part of the CLO III Transaction, ORCC Financing IV LLC and the Company sold and contributed approximately $400 million par amount of middle market loans to the CLO III Issuer on the CLO III Closing Date.  Such loans constituted the initial portfolio assets securing the CLO III Debt.  The Company and ORCC Financing IV LLC each made customary representations, warranties, and covenants to the CLO III Issuer regarding such sales and contributions under a loan sale agreement.

Through April 20, 2024, a portion of the proceeds received by the CLO III Issuer from the loans securing the CLO III Debt may be used by the CLO III Issuer to purchase additional middle market loans under the direction of the Adviser as the collateral manager for the CLO III Issuer and in accordance with the Company’s investing strategy and ability to originate eligible middle market loans.

Owl Rock Capital Corporation

Notes to Consolidated Financial Statements (Unaudited) - Continued

The CLO III Debt is the secured obligation of the CLO III Issuers, and the CLO III Indenture includes customary covenants and events of default.  Assets pledged to holders of the CLO III Debt and the other secured parties under the CLO III Indenture will not be available to pay the debts of the Company.

The CLO III Debt was offered in reliance on Section 4(a)(2) of the Securities Act. The CLO III Debt has not been registered under the Securities Act or any state securities laws and, unless so registered, may not be offered or sold in the United States absent registration with the Securities and Exchange Commission or pursuant to an exemption from, or in a transaction not subject to, the registration requirements of the Securities Act as applicable.

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

In connection with the offering of the 2023 Notes, on December 21, 2017 the Company entered into a centrally cleared interest rate swap to continue to align the interest rates of its liabilities with its investment portfolio, which consists predominately of floating rate loans.  The notional amount of the interest rate swap is $150 million. The Company will receive fixed rate interest semi-annually at 4.75% and pay variable rate interest monthly based on 1-month LIBOR plus 2.545%. The interest rate swap matures on December 21, 2021. For the three months ended March 31, 2020, the Company made periodic payments of $1.6 million. For the three months ended March 31, 2019, the Company made periodic payments of $1.9 million. The interest expense related to the 2023 Notes is equally offset by the proceeds received from the interest rate swap. The swap adjusted interest expense is included as a component of interest expense on the Company’s Consolidated Statements of Operations. As of March 31, 2020 and December 31, 2019, the interest rate swap had a fair value of $4.9 million and $1.7 million, respectively. Depending on the nature of the balance at period end, the fair value of the interest rate swap is either included as a component of accrued expenses and other liabilities or prepaid expenses and other assets on the Company’s Consolidated Statements of Assets and Liabilities.  The change in fair value of the interest rate swap is offset by the change in fair value of the 2023 Notes, with the remaining difference included as a component of interest expense on the Consolidated Statements of Operations.

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

Owl Rock Capital Corporation

Notes to Consolidated Financial Statements (Unaudited) - Continued

In connection with the issuance of the 2024 Notes, on April 10, 2019 the Company entered into centrally cleared interest rate swaps to continue to align interest rates of its liabilities with the investment portfolio, which consists of predominantly floating rate loans. The notional amount of the interest rate swaps is $400 million. The Company will receive fixed rate interest at 5.25% and pay variable rate interest based on one-month LIBOR plus 2.937%. The interest rate swaps mature on April 10, 2024. For the three months ended, March 31, 2020 and 2019, the Company made no periodic payments. The interest expense related to the 2024 Notes is equally offset by the proceeds received from the interest rate swaps. The swap adjusted interest expense is included as a component of interest expense on the Company’s Consolidated Statements of Operations. As of March 31, 2020 and December 31, 2019, the interest rate swap had a fair value of $30.4 million and $10.8 million, respectively.  Depending on the nature of the balance at period end, the fair value of the interest rate swap is either included as a component of accrued expenses and other liabilities or prepaid expenses and other assets on the Company’s Consolidated Statements of Assets and Liabilities.  The change in fair value of the interest rate swap is offset by the change in fair value of the 2024 Notes, with the remaining difference included as a component of interest expense on the Consolidated Statements of Operations.

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

Owl Rock Capital Corporation

Notes to Consolidated Financial Statements (Unaudited) - Continued

Note 7. Commitments and Contingencies

Portfolio Company Commitments

From time to time, the Company may enter into commitments to fund investments. As of March 31, 2020 and December 31, 2019, the Company had the following outstanding commitments to fund investments in current portfolio companies:

Portfolio Company	Investment	March 31, 2020	December 31, 2019
($ in thousands)
11849573 Canada Inc. (dba Intelerad Medical Systems Incorporated)	First lien senior secured delayed draw term loan	$2,262	$—
11849573 Canada Inc. (dba Intelerad Medical Systems Incorporated)	First lien senior secured revolving loan	—	—
3ES Innovation Inc. (dba Aucerna)	First lien senior secured revolving loan	3,893	3,893
Accela, Inc.	First lien senior secured revolving loan	3,000	—
Amspec Services Inc.	First lien senior secured revolving loan	289	9,038
Apptio, Inc.	First lien senior secured revolving loan	2,779	2,779
Aramsco, Inc.	First lien senior secured revolving loan	3,910	6,842
Associations, Inc.	First lien senior secured delayed draw term loan	16,737	17,949
Associations, Inc.	First lien senior secured revolving loan	—	11,543
BIG Buyer, LLC	First lien senior secured delayed draw term loan	11,250	11,250
BIG Buyer, LLC	First lien senior secured revolving loan	2,500	3,750
Caiman Merger Sub LLC (dba City Brewing)	First lien senior secured revolving loan	12,881	12,881
ConnectWise, LLC	First lien senior secured revolving loan	20,005	20,005
Covenant Surgical Partners, Inc.	First lien senior secured delayed draw term loan	—	2,800
Definitive Healthcare Holdings, LLC	First lien senior secured delayed draw term loan	43,478	43,478
Definitive Healthcare Holdings, LLC	First lien senior secured revolving loan	—	10,870
Douglas Products and Packaging Company LLC	First lien senior secured revolving loan	—	7,872
Endries Acquisition, Inc.	First lien senior secured delayed draw term loan	41,018	51,638
Endries Acquisition, Inc.	First lien senior secured revolving loan	27,000	27,000
Entertainment Benefits Group, LLC	First lien senior secured revolving loan	1,640	9,600
Galls, LLC	First lien senior secured revolving loan	964	3,719
Galls, LLC	First lien senior secured delayed draw term loan	—	29,181
GC Agile Holdings Limited (dba Apex Fund Services)	First lien senior secured revolving loan	5,193	10,386
Genesis Acquisition Co. (dba Procare Software)	First lien senior secured delayed draw term loan	4,745	4,745
Genesis Acquisition Co. (dba Procare Software)	First lien senior secured revolving loan	—	1,714
Gerson Lehrman Group, Inc.	First lien senior secured revolving loan	8,086	21,563
HGH Purchaser, Inc. (dba Horizon Services)	First lien senior secured delayed draw term loan	32,400	32,400
HGH Purchaser, Inc. (dba Horizon Services)	First lien senior secured revolving loan	2,916	7,938
Hometown Food Company	First lien senior secured revolving loan	565	4,235

Owl Rock Capital Corporation

Notes to Consolidated Financial Statements (Unaudited) - Continued

Portfolio Company	Investment	March 31, 2020	December 31, 2019
Ideal Tridon Holdings, Inc.	First lien senior secured revolving loan	1,882	5,400
Ideal Tridon Holdings, Inc.	First lien senior secured delayed draw term loan	381	381
Individual Foodservice Holdings, LLC	First lien senior secured delayed draw term loan	26,597	42,500
Individual Foodservice Holdings, LLC	First lien senior secured revolving loan	14,280	24,225
Instructure, Inc.	First lien senior secured revolving loan	5,554	—
Integrity Marketing Acquisition, LLC	First lien senior secured delayed draw term loan	—	16,587
Integrity Marketing Acquisition, LLC	First lien senior secured delayed draw term loan	—	32,573
Integrity Marketing Acquisition, LLC	First lien senior secured revolving loan	—	14,832
Interoperability Bidco, Inc.	First lien senior secured delayed draw term loan	8,000	8,000
Interoperability Bidco, Inc.	First lien senior secured revolving loan	—	4,000
IQN Holding Corp. (dba Beeline)	First lien senior secured revolving loan	15,532	15,532
KWOR Acquisition, Inc. (dba Worley Claims Services)	First lien senior secured delayed draw term loan	2,063	2,428
KWOR Acquisition, Inc. (dba Worley Claims Services)	First lien senior secured revolving loan	4,160	5,200
Lazer Spot G B Holdings, Inc.	First lien senior secured delayed draw term loan	3,757	13,417
Lazer Spot G B Holdings, Inc.	First lien senior secured revolving loan	1,422	24,687
Lightning Midco, LLC (dba Vector Solutions)	First lien senior secured delayed draw term loan	1,764	1,764
Lightning Midco, LLC (dba Vector Solutions)	First lien senior secured revolving loan	935	5,318
Litera Bidco LLC	First lien senior secured revolving loan	—	5,738
Lytx, Inc.	First lien senior secured revolving loan	—	2,033
Lytx, Inc.	First lien senior secured delayed draw term loan	18,788	—
Manna Development Group, LLC	First lien senior secured revolving loan	954	3,469
Mavis Tire Express Services Corp.	Second lien senior secured delayed draw term loan	11,375	34,831
MINDBODY, Inc.	First lien senior secured revolving loan	—	6,071
Nelipak Holding Company	First lien senior secured revolving loan	—	4,690
Nelipak Holding Company	First lien senior secured revolving loan	4,313	6,970
NMI Acquisitionco, Inc. (dba Network Merchants)	First lien senior secured revolving loan	—	646
Norvax, LLC (dba GoHealth)	First lien senior secured revolving loan	12,273	12,273
Offen, Inc.	First lien senior secured delayed draw term loan	5,310	5,310
Peter C. Foy & Associated Insurance Services, LLC	First lien senior secured delayed draw term loan	40,755	—
Peter C. Foy & Associated Insurance Services, LLC	First lien senior secured delayed draw term loan	21,450	—
Peter C. Foy & Associated Insurance Services, LLC	First lien senior secured revolving loan	10,725	—
Project Power Buyer, LLC (dba PEC-Veriforce)	First lien senior secured revolving loan	3,188	3,188
Professional Plumbing Group, Inc.	First lien senior secured revolving loan	1,329	5,757
Reef Global, Inc. (fka Cheese Acquisition, LLC)	First lien senior secured revolving loan	5,377	16,364

Owl Rock Capital Corporation

Notes to Consolidated Financial Statements (Unaudited) - Continued

Portfolio Company	Investment	March 31, 2020	December 31, 2019
RSC Acquisition, Inc (dba Risk Strategies)	First lien senior secured delayed draw term loan	9,260	10,894
RSC Acquisition, Inc (dba Risk Strategies)	First lien senior secured revolving loan	1,702	1,702
RxSense Holdings, LLC	First lien senior secured revolving loan	—	4,047
Safety Products/JHC Acquisition Corp. (dba Justrite Safety Group)	First lien senior secured delayed draw term loan	924	924
Sara Lee Frozen Bakery, LLC (fka KSLB Holdings, LLC)	First lien senior secured revolving loan	5,880	3,480
TC Holdings, LLC (dba TrialCard)	First lien senior secured revolving loan	7,685	7,685
THG Acquisition, LLC (dba Hilb)	First lien senior secured delayed draw term loan	13,894	16,841
THG Acquisition, LLC (dba Hilb)	First lien senior secured revolving loan	1,796	5,614
Trader Interactive, LLC (fka Dominion Web Solutions, LLC)	First lien senior secured revolving loan	3,832	6,387
Troon Golf, L.L.C.	First lien senior secured revolving loan	3,655	14,426
TSB Purchaser, Inc. (dba Teaching Strategies, Inc.)	First lien senior secured revolving loan	3,010	3,010
Ultimate Baked Goods Midco, LLC	First lien senior secured revolving loan	3,176	4,066
Valence Surface Technologies LLC	First lien senior secured delayed draw term loan	6,000	30,000
Valence Surface Technologies LLC	First lien senior secured revolving loan	49	10,000
Wingspire Capital Holdings LLC	LLC Interest	51,086	48,552
WU Holdco, Inc. (dba Weiman Products, LLC)	First lien senior secured revolving loan	91	13,920
WU Holdco, Inc. (dba Weiman Products, LLC)	First lien senior secured delayed draw term loan	—	16,943
Zenith Energy U.S. Logistics Holdings, LLC	First lien senior secured delayed draw term loan	10,000	—
Total Unfunded Portfolio Company Commitments		$591,715	$891,744

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

In connection with the IPO, on July 22, 2019, the Company entered into the Company 10b5-1 Plan, to acquire up to $150 million in the aggregate of the Company’s common stock at prices below its net asset value per share over a specified period, in accordance with the guidelines specified in Rule 10b-18 and Rule 10b5-1 of the Exchange Act. The Company 10b5-1 Plan commenced on August 19, 2019. As of March 31, 2020, Goldman, Sachs & Co., as agent, has repurchased 4,096,546 shares of the Company’s common stock pursuant to the Company 10b5-1 Plan for approximately $48.0 million. As of April 30, 2020, the approximate dollar value of the Company’s common stock remaining to be purchased under the Company Plan is $27.8 million.

From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of its business. At March 31, 2020, management was not aware of any pending or threatened litigation.

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

During the three months ended March 31, 2019, the Company delivered the following capital call notices to investors:

Capital Drawdown Notice Date	Common Share Issuance Date	Number of Common Shares Issued	Aggregate Offering Price ($ in millions)
March 8, 2019	March 21, 2019	19,267,823	$300.0
January 30, 2019	February 12, 2019	29,220,780	450.0
Total		48,488,603	750.0

Distributions

The following table reflects the distributions declared on shares of the Company’s common stock during the three months ended March 31, 2020:

	March 31, 2020
Date Declared	Record Date	Payment Date	Distribution per Share
February 19, 2020	March 31, 2020	May 15, 2020	$0.31
May 28, 2019 (special dividend)	March 31, 2020	May 15, 2020	$0.08

On May 5, 2020, the Board declared, in addition to the special dividend of $0.08 per share previously declared on May 28, 2019 for shareholders of record on June 30, 2020 payable on or before August 14, 2020, a distribution of $0.31 per share, for shareholders of record on June 30, 2020 payable on or before August 14, 2020.

On May 28, 2019, the Board also declared the following special distributions:

Record Date	Distribution Date (on or before)	Special Distribution Amount (per share)
September 30, 2020	November 13, 2020	$0.08
December 31, 2020	January 19, 2021	$0.08

Owl Rock Capital Corporation

Notes to Consolidated Financial Statements (Unaudited) - Continued

The following table reflects the distributions declared on shares of the Company’s common stock during the three months ended March 31, 2019:

	March 31, 2019
Date Declared	Record Date	Payment Date	Distribution per Share
February 27, 2019	March 31, 2019	May 14, 2019	$0.33

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

The following table reflects the common stock issued pursuant to the dividend reinvestment plan during the three months ended March 31, 2020:

Date Declared	Record Date	Payment Date	Shares
October 30, 2019	December 31, 2019	January 31, 2020	2,823,048

The following table reflects the common stock issued pursuant to the dividend reinvestment plan during the three months ended March 31, 2019:

Date Declared	Record Date	Payment Date	Shares
November 6, 2018	December 31, 2018	January 31, 2019	2,613,223

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

Owl Rock Capital Corporation

Notes to Consolidated Financial Statements (Unaudited) - Continued

The following table provides information regarding purchases of the Company’s common stock by Goldman, Sachs & Co., as agent, pursuant to the 10b5-1 plan for each month in the three month period ended March 31, 2020:

Period ($ in millions, except share and per share amounts)	Total Number of Shares Repurchased	Average Price Paid per Share	Approximate Dollar Value of Shares that have been Purchased Under the Plans	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan
January 1, 2020 - January 31, 2020	-	$-	$-	$150.0
February 1, 2020 - February 29, 2020	87,328	$15.17	$1.4	$148.6
March 1, 2020 - March 31, 2020	4,009,218	$12.46	$46.6	$102.0
Total	4,096,546		$48.0

As of April 30, 2020, Goldman, Sachs & Co., as agent, repurchased an additional 6,235,497 shares of the Company’s common stock pursuant to the Company 10b5-1 Plan for approximately $74.3 million.

Note 9. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per common share for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
($ in thousands, except per share amounts)	2020	2019
Increase (decrease) in net assets resulting from operations	$(312,590)	$114,487
Weighted average shares of common stock outstanding—basic and diluted	393,441,711	235,886,358
Earnings per common share-basic and diluted	$(0.79)	$0.49

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

For the three months ended March 31, 2020 and 2019, the Company recorded expenses of $2.0 million and $1.7 million for U.S. federal excise tax, respectively.

Owl Rock Capital Corporation

Notes to Consolidated Financial Statements (Unaudited) - Continued

Note 11. Financial Highlights

The following are the financial highlights for a common share outstanding during the three months ended March 31, 2020 and 2019:

	For the Three Months Ended March 31,
($ in thousands, except share and per share amounts)	2020	2019
Per share data:
Net asset value, beginning of period	$15.24	$15.10
Net investment income(1)	0.37	0.41
Net realized and unrealized gain (loss)	(1.17)	0.08
Total from operations	(0.80)	0.49
Repurchase of common stock	0.04	—
Distributions declared from earnings(2)	(0.39)	(0.33)
Total increase in net assets	(1.15)	0.16
Net asset value, end of period	$14.09	$15.26
Shares outstanding, end of period	390,856,121	267,306,663
Per share market value at end of period	$11.54	N/A
Total Return, based on market value(3)	(33.8)%	N/A %
Total Return, based on net asset value(4)	(5.2)%	3.3%
Ratios / Supplemental Data(5)
Ratio of total expenses to average net assets(6)	4.7%	6.0%
Ratio of net investment income to average net assets	9.6%	10.5%
Net assets, end of period	$5,507,262	$4,080,314
Weighted-average shares outstanding	393,441,711	235,886,358
Total capital commitments, end of period	N/A	$5,471,160
Ratio of total contributed capital to total committed capital, end of period	N/A	71.1%
Portfolio turnover rate	4.7%	1.0%

________________

(1)	The per share data was derived using the weighted average shares outstanding during the period.
(2)	The per share data was derived using actual shares outstanding at the date of the relevant transaction.
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
(6)

Prior to the management and incentive fee waivers, the annualized total expenses to average net assets for the three months ended March 31, 2020 was 7.0%. There were no management or incentive fee waivers for the three months ended March 31, 2019 as this was prior to Listing Date.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information contained in this section should be read in conjunction with “ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS”.  This discussion contains forward-looking statements, which relate to future events or the future performance or financial condition of Owl Rock Capital Corporation and involves numerous risks and uncertainties, including, but not limited to, those described in our Form 10-K for the fiscal year December 31, 2019 and in “ITEM 1A. RISK FACTORS.” This discussion also should be read in conjunction with the “Cautionary Statement Regarding Forward Looking Statements” set forth on page 1 of this Quarterly Report on Form 10-Q. Actual results could differ materially from those implied or expressed in any forward-looking statements.

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

On July 22, 2019, we closed our initial public offering ("IPO"), issuing 10 million shares of our common stock at a public offering price of $15.30 per share, and on August 2, 2019, the underwriters exercised their option to purchase an additional 1.5 million shares of common stock at a purchase price of $15.30 per share.  Net of underwriting fees and offering costs, we received total cash proceeds of $164.0 million. Our common stock began trading on the New York Stock Exchange (“NYSE”) under the symbol “ORCC” on July 18, 2019. In connection with the IPO, on July 22, 2019, we entered into a stock repurchase plan (the “Company 10b5-1 Plan”), to acquire up to $150 million in the aggregate of our common stock at prices below its net asset value per share over a specified period, in accordance with the guidelines specified in Rule 10b-18 and Rule 10b5-1 of the Exchange Act. As of March 31, 2020, we have acquired 4,096,546 shares for approximately $48.0 million, pursuant to the Company 10b5-1 Plan. The Company 10b5-1 Plan commenced on August 19, 2019.

The Adviser also serves as investment adviser to Owl Rock Capital Corporation II. Owl Rock Capital Corporation II is a corporation formed under the laws of the State of Maryland that, like us, has elected to be treated as a business development company (“BDC”) under the 1940 Act. Owl Rock Capital Corporation II’s investment objective is similar to ours, which is to generate current income, and to a lesser extent, capital appreciation by targeting investment opportunities with favorable risk-adjusted returns. As of March 31, 2020, Owl Rock Capital Corporation II had raised gross proceeds of approximately $1.1 billion, including seed capital contributed by the Adviser in September 2016 and approximately $10.0 million in gross proceeds raised from certain individuals and entities affiliated with the Adviser.

The Adviser is under common control with Owl Rock Technology Advisors LLC (“ORTA”) and Owl Rock Capital Private Fund Advisors LLC (“ORPFA”), which also are investment advisers and subsidiaries of Owl Rock Capital Partners. The Adviser, ORTA and ORPFA are referred to as the “Owl Rock Advisers” and together with Owl Rock Capital Partners are referred to, collectively, as “Owl Rock.”

We may be prohibited under the 1940 Act from participating in certain transactions with our affiliates without the prior approval of our directors who are not interested persons and, in some cases, the prior approval of the SEC.  We, our Adviser and certain affiliates have been granted exemptive relief by the SEC to permit us to co-invest with other funds managed by our Adviser or certain of its affiliates, including Owl Rock Capital Corporation II and Owl Rock Technology Finance Corp., in a manner consistent with our investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors. Pursuant to such exemptive relief, we generally are permitted to co-invest with certain of our affiliates if a “required majority” (as defined in Section 57(o) of the 1940 Act) of our independent directors make certain conclusions in connection with a co-investment transaction, including that (1) the terms of the transactions, including the consideration to be paid, are reasonable and fair to us and our shareholders and do not involve overreaching by us or our shareholders on the part of any person concerned, (2) the transaction is consistent with the interests of our shareholders and is consistent with our investment objective and strategies, and (3) the investment by our affiliates would not disadvantage us, and our participation would not be on a basis different from or less advantageous than that on which our affiliates are investing. In addition, pursuant to an exemptive order issued by the SEC on April 8, 2020 and applicable to all BDCs, through December 31, 2020, we may, subject to the satisfaction of certain conditions, co-invest in our existing portfolio companies with certain other funds managed by the Adviser or its affiliates and covered by our exemptive relief, even if such other funds have not previously invested in such existing portfolio company. Without this order, affiliated funds would not be able to participate in such co-investments with us unless the affiliated funds had previously acquired securities of the portfolio company in a co-investment transaction with us. Owl Rock Advisers’ allocation policy seeks to ensure equitable allocation of investment opportunities over time between us and other funds managed by our Adviser or its affiliates. As a result of the exemptive relief, there could be significant overlap in our investment portfolio and the investment portfolio of other funds established by the Adviser or its affiliates that could avail themselves of the exemptive relief.

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

COVID-19 Developments

In March 2020, the outbreak of COVID-19 was recognized as a pandemic by the World Health Organization. Shortly thereafter, the President of the United States declared a National Emergency throughout the United States attributable to such outbreak. The outbreak has become increasingly widespread in the United States, including in the markets in which the Company operates.

We have and continue to assess the impact of COVID-19 on our portfolio companies. We cannot predict the full impact of the COVID-19 pandemic, including its duration in the United States and worldwide and the magnitude of the economic impact of the outbreak, including with respect to the travel restrictions, business closures and other quarantine measures imposed on service providers and other individuals by various local, state, and federal governmental authorities, as well as non-U.S. governmental authorities. As such, we are unable to predict the duration of any business and supply-chain disruptions, the extent to which COVID-19 will negatively affect our portfolio companies’ operating results or the impact that such disruptions may have on our results of operations and financial condition. Though the magnitude of the impact remains to be seen, we expect our portfolio companies and, by extension, our operating results to be adversely impacted by COVID-19 and depending on the duration and extent of the disruption to the operations of our portfolio companies, we expect that certain portfolio companies will experience financial distress and possibly default on their financial obligations to us and their other capital providers. We also expect that some of our portfolio companies may significantly curtail business operations, furlough or lay off employees and terminate service providers, and defer capital expenditures if subjected to prolonged and severe financial distress, which could impair their business on a permanent basis. We continue to closely monitor our portfolio companies, which includes assessing each portfolio company’s operational and liquidity exposure and outlook; however, any of these developments would likely result in a decrease in the value of our investment in any such portfolio company. In addition, to the extent that the impact to our portfolio companies results in reduced interest payments or permanent impairments on our investments, we could see a decrease in our net investment income which would increase the percentage of our cash flows dedicated to our debt obligations and could require us to reduce the future amount of distributions to our shareholders.

During the three months ended March 31, 2020, we experienced both a decrease in originations, which reflects the lower levels of private equity deal activity in that time period, and an increase in repayments. For the three months ending June 30, 2020, we expect the performance of our portfolio companies to continue to be impacted by COVID-19 and the related economic slowdown, and therefore, while we have highlighted our liquidity and available capital, we are focused on preserving that capital for our existing portfolio companies in order to protect the value of our investments.

Our Investment Framework

We are a Maryland corporation organized primarily to originate and make loans to, and make debt and equity investments in, U.S. middle market companies. Our investment objective is to generate current income, and to a lesser extent, capital appreciation by targeting investment opportunities with favorable risk-adjusted returns. Since our Adviser and its affiliates began investment activities in April 2016 through March 31, 2020, our Adviser and its affiliates have originated $21.0 billion aggregate principal amount of investments, of which $19.4 billion of aggregate principal amount of investments prior to any subsequent exits or repayments, was retained by either us or a corporation or fund advised by our Adviser or its affiliates. We seek to generate current income primarily in U.S. middle market companies through direct originations of senior secured loans or originations of unsecured loans, subordinated loans or mezzanine loans and, to a lesser extent, investments in equity and equity-related securities including warrants, preferred stock and similar forms of senior equity.

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

As of March 31, 2020, our average debt investment size in each of our portfolio companies was approximately $89.1 million based on fair value. As of March 31, 2020, our portfolio companies, excluding the investment in Sebago Lake and certain investments that fall outside of our typical borrower profile and represent 95.9% of our total portfolio based on fair value, had weighted average annual revenue of $416 million and weighted average annual EBITDA of $83 million.

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

Revenues

We generate revenues primarily in the form of interest income from the investments we hold. In addition, we may generate income from dividends on either direct equity investments or equity interests obtained in connection with originating loans, such as options, warrants or conversion rights. Our debt investments typically have a term of three to ten years. As of March 31, 2020, 100.0% of our debt investments based on fair value bear interest at a floating rate, subject to interest rate floors, in certain cases. Interest on our debt investments is generally payable either monthly or quarterly.

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

Leverage

The amount of leverage we use in any period depends on a variety of factors, including cash available for investing, the cost of financing and general economic and market conditions. Generally, our total borrowings are limited so that we cannot incur additional borrowings, including through the issuance of additional debt securities, if such additional indebtedness would cause our asset coverage ratio to fall below 200%, as defined in the 1940 Act; however, recent legislation has modified the 1940 Act by allowing a BDC to increase the maximum amount of leverage it may incur from an asset coverage ratio of 200% to an asset coverage ratio of 150%, if certain requirements are met. This means that generally, we can borrow up to $1 for every $1 of investor equity (or, if certain conditions are met, we can borrow up to $2 for every $1 of investor equity). The reduced asset coverage requirement would permit a BDC to double the amount of leverage it could incur. We are permitted to increase our leverage capacity if shareholders representing at least a majority of the votes cast, when quorum is met, approve a proposal to do so. If we receive such shareholder approval, we would be permitted to increase our leverage capacity on the first day after such approval. Alternatively, we may increase the maximum amount of leverage we may incur to an asset coverage ratio of 150% if the required majority (as defined in Section 57(o) of the 1940 Act) of the independent members of our Board approves such increase with such approval becoming effective after one year. In addition, before incurring any such additional leverage, we would have to renegotiate or receive a waiver from the contractual leverage limitations under our Revolving Credit Facility. In any period, our interest expense will depend largely on the extent of our borrowing, and we expect interest expense will increase as we increase our debt outstanding. In addition, we may dedicate assets to financing facilities.

On March 31, 2020, our Board, including a “required majority” (as such term is defined in Section 57(o) of the Investment Company Act) of our Board, approved the application of the modified asset coverage requirements set forth in Section 61(a)(2) of the Investment Company Act, as amended by the Small Business Credit Availability Act. As a result, effective on March 31, 2021 (unless we receive earlier shareholder approval), our asset coverage requirement applicable to senior securities will be reduced from 200% to 150%. We are seeking shareholder approval for the application of the modified asset coverage requirements set forth in Section 61(a)(2) of the 1940 Act, as amended by the Small Business Credit Availability Act, at our shareholder meeting to be held on June 8, 2020. Once the application of the modified asset coverage ratio is effective and provided we have amended our Revolving Credit Facility to allow for the reduced asset coverage, we plan to target a debt-to-equity range of 0.90x to 1.25x.

Market Trends

We believe the middle-market lending environment provides opportunities for us to meet our goal of making investments that generate attractive risk-adjusted returns based on a combination of the following factors, which continue to remain true in the current environment, with the economic shutdown resulting from the COVID-19 national health emergency.

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

Robust Demand for Debt Capital. We believe U.S. middle market companies will continue to require access to debt capital to refinance existing debt, support growth and finance acquisitions. In addition, we believe the large amount of uninvested capital held by funds of private equity firms, estimated by Preqin Ltd., an alternative assets industry data and research company, to be $1.5 trillion as of June 2019, will continue to drive deal activity. We expect that private equity sponsors will continue to pursue acquisitions and leverage their equity investments with secured loans provided by companies such as us.

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

Attractive Investment Dynamics. An imbalance between the supply of, and demand for, middle market debt capital creates attractive pricing dynamics. We believe the directly negotiated nature of middle market financings also generally provides more favorable terms to the lender, including stronger covenant and reporting packages, better call protection, and lender-protective change of control provisions. Additionally, we believe BDC managers’ expertise in credit selection and ability to manage through credit cycles has generally resulted in BDCs experiencing lower loss rates than U.S. commercial banks through credit cycles. Further, we believe that historical middle market default rates have been lower, and recovery rates have been higher, as compared to the larger market capitalization, broadly distributed market, leading to lower cumulative losses. Lastly, we believe that in the current environment, with the economic shutdown resulting from the COVID-19 national health emergency, lenders with available capital may be able to take advantage of attractive investment opportunities as the economy re-opens and may be able to achieve improved economic spreads and documentation terms.

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

Portfolio and Investment Activity

As of March 31, 2020, based on fair value, our portfolio consisted of 80.1% first lien senior secured debt investments (of which 40% we consider to be unitranche debt investments (including “last out” portions of such loans)), 17.6% second lien senior secured debt investments, 1.0% investment funds and vehicles, and 1.3% equity investments.

As of March 31, 2020, our weighted average total yield of the portfolio at fair value and amortized cost was 8.3% and 7.9%, respectively, and our weighted average yield of debt and income producing securities at fair value and amortized cost was 8.4% and 8.0%, respectively.

As of March 31, 2020, we had investments in 101 portfolio companies with an aggregate fair value of $8.9 billion.

Based on current market conditions, the pace of our investment activities may vary.

Our investment activity for the three months ended March 31, 2020 and 2019 is presented below (information presented herein is at par value unless otherwise indicated).

	For the Three Months Ended March 31,
($ in thousands)	2020	2019
New investment commitments
Gross originations	$731,012	926,939
Less: Sell downs	-	(14,875)
Total new investment commitments	$731,012	$912,064
Principal amount of investments funded:
First-lien senior secured debt investments	$425,426	$814,764
Second-lien senior secured debt investments	106,313	10,500
Unsecured debt investments	—	—
Equity investments	65,132	—
Investment funds and vehicles	18,950	2,500
Total principal amount of investments funded	$615,821	$827,764
Principal amount of investments sold or repaid:
First-lien senior secured debt investments	$(383,063)	$(20,000)
Second-lien senior secured debt investments	(34,800)	—
Unsecured debt investments	—	—
Equity investments	—	—
Investment funds and vehicles	—	—
Total principal amount of investments sold or repaid	$(417,863)	$(20,000)
Number of new investment commitments in new portfolio companies(1)	7	8
Average new investment commitment amount	$75,334	$109,447
Weighted average term for new investment commitments (in years)	6.0	6.2
Percentage of new debt investment commitments at floating rates	100.0%	100.0%
Percentage of new debt investment commitments at fixed rates	0.0%	0.0%
Weighted average interest rate of new investment commitments(2)	7.5%	8.3%
Weighted average spread over LIBOR of new floating rate investment commitments	6.1%	5.7%

________________

(1)	Number of new investment commitments represents commitments to a particular portfolio company.
(2)	Assumes each floating rate commitment is subject to the greater of the interest rate floor (if applicable) or 3-month LIBOR, which was 1.45% and 2.60% as of March 31, 2020 and 2019, respectively.

As of March 31, 2020 and December 31, 2019, our investments consisted of the following:

	March 31, 2020			December 31, 2019
($ in thousands)	Amortized Cost		Fair Value	Amortized Cost		Fair Value
First-lien senior secured debt investments	$7,513,714	(3)	$7,153,016	$7,136,866	(3)	$7,113,356
Second-lien senior secured debt investments	1,684,131		1,575,920	1,590,439		1,584,917
Unsecured debt investments	—		—	—		—
Equity investments(1)	125,266		117,281	12,663		12,875
Investment funds and vehicles(2)	107,838		92,128	88,888		88,077
Total Investments	$9,430,949		$8,938,345	$8,828,856		$8,799,225

________________

(1)	Includes investment in Wingspire.
(2)	Includes investment in Sebago Lake.
(3)	40% and 43% of which we consider unitranche loans as of March 31, 2020 and December 31, 2019, respectively.

The table below describes investments by industry composition based on fair value as of March 31, 2020 and December 31, 2019:

	March 31, 2020	December 31, 2019
Advertising and media	2.4%	2.6%
Aerospace and defense	3.3	3.3
Automotive	1.8	1.7
Buildings and real estate	5.9	6.6
Business services	4.9	5.4
Chemicals	2.5	2.6
Consumer products	2.9	2.7
Containers and packaging	1.9	2.1
Distribution	7.0	8.6
Education	4.2	3.5
Energy equipment and services	0.1	0.2
Financial services (1)	2.0	1.6
Food and beverage	6.8	7.2
Healthcare providers and services	7.4	8.3
Healthcare technology	4.0	3.4
Household products	1.3	1.5
Infrastructure and environmental services	2.5	2.7
Insurance	7.9	5.7
Internet software and services	8.6	8.1
Investment funds and vehicles (2)	1.0	1.0
Leisure and entertainment	2.0	2.0
Manufacturing	3.4	2.9
Oil and gas	2.1	2.3
Professional services	8.1	8.1
Specialty retail	2.5	2.7
Telecommunications	0.5	0.5
Transportation	3.0	2.7
Total	100.0%	100.0%
________________

(1)	Includes investment in Wingspire.
(2)	Includes investment in Sebago Lake.

The table below describes investments by geographic composition based on fair value as of March 31, 2020 and December 31, 2019:

	March 31, 2020	December 31, 2019
United States:
Midwest	19.0%	19.5%
Northeast	16.9	18.7
South	44.3	42.8
West	15.0	15.3
Belgium	1.0	1.0
Canada	1.6	0.9
United Kingdom	2.2	1.8
Total	100.0%	100.0%

The weighted average yields and interest rates of our investments at fair value as of March 31, 2020 and December 31, 2019 were as follows:

	March 31, 2020	December 31, 2019
Weighted average total yield of portfolio	8.3%	8.7%
Weighted average total yield of debt and income producing securities	8.4%	8.7%
Weighted average interest rate of debt securities	7.6%	8.1%
Weighted average spread over LIBOR of all floating rate investments	6.3%	6.3%

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

The following table shows the composition of our portfolio on the 1 to 5 rating scale as of March 31, 2020 and December 31, 2019:

	March 31, 2020		December 31, 2019
Investment Rating	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
($ in thousands)
1	$628,483	7.0%	$753,619	8.6%
2	7,280,212	81.4	7,576,022	86.1
3	600,698	6.8	469,584	5.3
4	428,952	4.8	—	—
5	—	—	—	—
Total	$8,938,345	100.0%	$8,799,225	100.0%

The increase in investments rated by our Adviser as a 3 and 4 as of March 31, 2020 as compared to December 31, 2019 can be attributed to either COVID-19 related market disruptions or the underlying performance of the portfolio company. See “COVID-19 Developments” for additional information.

The following table shows the amortized cost of our performing and non-accrual debt investments as of March 31, 2020 and December 31, 2019:

	March 31, 2020		December 31, 2019
($ in thousands)	Amortized Cost	Percentage	Amortized Cost	Percentage
Performing	$9,197,845	100.0%	$8,727,305	100.0%
Non-accrual	—	—	—	—
Total	$9,197,845	100.0%	$8,727,305	100.0%

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

Sebago Lake LLC

Sebago Lake, a Delaware limited liability company, was formed as a joint venture between us and The Regents of the University of California (“Regents”) and commenced operations on June 20, 2017. Sebago Lake’s principal purpose is to make investments, primarily in senior secured loans that are made to middle-market companies or in broadly syndicated loans. Both we and Regents (the “Members”) have a 50% economic ownership in Sebago Lake. Except under certain circumstances, contributions to Sebago Lake cannot be redeemed. Each of the Members initially agreed to contribute up to $100 million to Sebago Lake. On July 26, 2018, each of the Members increased their contribution to Sebago Lake up to an aggregate of $125 million. As of March 31, 2020, each Member has funded $107.8 million of their respective $125 million commitments. Sebago Lake is managed by the Members, each of which have equal voting rights. Investment decisions must be approved by each of the Members.

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

As of March 31, 2020 and December 31, 2019, Sebago Lake had total investments in senior secured debt at fair value of $555.6 million and $478.5 million, respectively. The determination of fair value is in accordance with ASC 820; however, such fair value is not included in our Board’s valuation process. The following table is a summary of Sebago Lake’s portfolio as well as a listing of the portfolio investments in Sebago Lake’s portfolio as of March 31, 2020 and December 31, 2019:

($ in thousands)	March 31, 2020	December 31, 2019
Total senior secured debt investments(1)	$592,861	$484,439
Weighted average spread over LIBOR(1)	4.42%	4.56%
Number of portfolio companies	18	16
Largest funded investment to a single borrower(1)	$50,000	$50,000

________________

(1)	At par.

Sebago Lake's Portfolio as of March 31, 2020 ($ in thousands) (Unaudited)
Company(1)(2)(4)(5)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(3)	Fair Value	Percentage of Members' Equity
Debt Investments
Aerospace and defense
Applied Composites Holdings, LLC (fka AC&A Enterprises Holdings, LLC)(7)	First lien senior secured loan	L + 5.00%	12/21/2023	$35,098	$34,628	$34,093	18.5%
Applied Composites Holdings, LLC (fka AC&A Enterprises Holdings, LLC)(7)(11)(14)	First lien senior secured revolving loan	L + 5.00%	12/21/2022	3,000	2,967	2,914	1.6%
Bleriot US Bidco Inc.(7)	First lien senior secured loan	L + 4.75%	11/2/2026	15,000	14,859	14,025	7.6%
Dynasty Acquisition Co., Inc. (dba StandardAero Limited)(7)	First lien senior secured loan	L + 3.50%	4/6/2026	39,800	39,625	37,583	20.4%
				92,898	92,079	88,615	48.1%
Automotive
Dealer Tire, LLC (6)(10)	First lien senior secured loan	L + 4.25%	12/12/2025	36,908	36,694	30,633	16.6%
Business Services
Vistage Worldwide, Inc.(6)	First lien senior secured loan	L + 4.00%	2/10/2025	17,455	17,369	16,888	9.2%
Education
Spring Education Group, Inc. (fka SSH Group Holdings, Inc.)(7)	First lien senior secured loan	L + 4.25%	7/30/2025	34,475	34,391	32,108	17.4%
Food and beverage
DecoPac, Inc.(7)	First lien senior secured loan	L + 4.25%	9/30/2024	20,561	20,493	19,907	10.8%
DecoPac, Inc.(6)(11)(14)	First lien senior secured revolving loan	L + 4.25%	9/29/2023	2,143	2,132	1,990	1.1%
FQSR, LLC (dba KBP Investments)(7)	First lien senior secured loan	L + 5.50%	5/15/2023	24,445	24,203	23,566	12.8%
FQSR, LLC (dba KBP Investments)(8)(11)(12)	First lien senior secured delayed draw term loan	L + 5.50%	9/10/2021	9,477	9,201	8,637	4.7%
Give & Go Prepared Foods Corp.(9)	First lien senior secured loan	L + 3.25%	7/29/2023	24,375	24,338	24,375	13.2%
Sovos Brands Intermediate, Inc.(8)	First lien senior secured loan	L + 5.00%	11/20/2025	44,438	44,072	42,969	23.3%
				125,439	124,439	121,444	65.9%
Healthcare equipment and services
Cadence, Inc.(6)	First lien senior secured loan	L + 4.50%	5/21/2025	27,197	26,680	26,107	14.2%
Cadence, Inc.(9)(11)(14)	First lien senior secured revolving loan	L + 3.50%	5/21/2023	2,936	2,821	2,642	1.4%
				30,133	29,501	28,749	15.6%
Healthcare technology
VVC Holdings Corp. (dba Athenahealth, Inc.)(7)	First lien senior secured loan	L + 4.50%	2/11/2026	19,800	19,455	18,612	10.1%

Sebago Lake's Portfolio as of March 31, 2020 ($ in thousands) (Unaudited)
Company(1)(2)(4)(5)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(3)	Fair Value	Percentage of Members' Equity
Infrastructure and environmental services
CHA Holding, Inc.(8)	First lien senior secured loan	L + 4.50%	4/10/2025	41,461	41,133	39,980	21.7%
Insurance
Integro Parent Inc.(6)	First lien senior secured loan	L + 5.75%	10/31/2022	30,385	30,290	29,634	16.1%
Integro Parent Inc.(11)(12)(14)	First lien senior secured revolving loan	L + 4.50%	10/30/2021	-	(14)	(129)	(0.1)%
USRP Holdings, Inc. (dba U.S. Retirement and Benefits Partners)(8)	First lien senior secured loan	L + 4.25%	3/29/2025	40,458	39,703	37,998	20.6%
USRP Holdings, Inc. (dba U.S. Retirement and Benefits Partners)(8)(11)(14)	First lien senior secured revolving loan	L + 4.25%	3/29/2023	4,125	4,013	3,814	2.1%
				74,968	73,992	71,317	38.7%
Internet software and services
DCert Buyer, Inc.(6)(10)	First lien senior secured loan	L + 4.00%	10/16/2026	50,000	49,822	44,960	24.4%
Manufacturing
Engineered Machinery Holdings(7)	First lien senior secured loan	L + 4.25%	7/19/2024	44,737	44,346	39,145	21.2%
Transportation
Uber Technologies, Inc.(6)(10)	First lien senior secured loan	L + 4.00%	4/4/2025	24,587	24,460	23,132	12.6%
Total Debt Investments				592,861	587,681	555,583	301.5%
Total Investments				$592,861	$587,681	$555,583	301.5%

________________

(1)	Certain portfolio company investments are subject to contractual restrictions on sales.
(2)	Unless otherwise indicated, Sebago Lake’s investments are pledged as collateral supporting the amounts outstanding under Sebago Lake’s credit facility.
(3)	The amortized cost represents the original cost adjusted for the amortization of discounts and premiums, as applicable, on debt investments using the effective interest method.
(4)	Unless otherwise indicated, all investments are considered Level 3 investments.
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

(6)	The interest rate on these loans is subject to 1 month LIBOR, which as of March 31, 2020 was 0.99%.
(7)	The interest rate on these loans is subject to 3 month LIBOR, which as of March 31, 2020 was 1.45%.
(8)	The interest rate on these loans is subject to 6 month LIBOR, which as of March 31, 2020 was 1.18%.
(9)	The interest rate on these loans is subject to Prime, which as of March 31, 2020 was 3.25%.
(10)	Level 2 investment.
(11)	Position or portion thereof is an unfunded loan commitment.
(12)

The negative cost is the result of the capitalized discount being greater than the principal amount outstanding on the loan. The negative fair value is the result of the capitalized discount on the loan.

(13)	The date disclosed represents the commitment period of the unfunded term loan. Upon expiration of the commitment period, the funded portion of the term loan may be subject to a longer maturity date.
(14)	Investment is not pledged as collateral under Sebago Lake’s credit facility.

Sebago Lake's Portfolio as of December 31, 2019 ($ in thousands)
Company(1)(2)(4)(5)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(3)	Fair Value	Percentage of Members' Equity
Debt Investments
Aerospace and defense
Applied Composites Holdings, LLC (fka AC&A Enterprises Holdings, LLC)(7)	First lien senior secured loan	L + 5.25%	12/21/2023	$35,188	$34,690	$34,805	19.8%
Applied Composites Holdings, LLC (fka AC&A Enterprises Holdings, LLC)(9)(10)(12)	First lien senior secured revolving loan	L + 5.25%	12/21/2022	-	(36)	(31)	-%
Bleriot US Bidco Inc.(7)	First lien senior secured term loan	L + 4.75%	10/31/2026	12,973	12,844	12,843	7.3%
Bleriot US Bidco Inc.(9)(10)(11)(12)	First lien senior secured delayed draw term loan	L + 4.75%	10/31/2020	-	(20)	(20)	-%
Dynasty Acquisition Co., Inc. (dba StandardAero Limited)(7)	First lien senior secured loan	L + 4.00%	4/4/2026	39,900	39,717	39,707	22.6%
				88,061	87,195	87,304	49.7%
Education
Spring Education Group, Inc. (fka SSH Group Holdings, Inc.)(7)	First lien senior secured loan	L + 4.25%	7/30/2025	34,562	34,475	34,488	19.5%
Food and beverage
DecoPac, Inc.(7)	First lien senior secured loan	L + 4.25%	9/30/2024	20,561	20,489	20,561	11.7%
DecoPac, Inc.(9)(10)(12)	First lien senior secured revolving loan	L + 4.25%	9/29/2023	-	(11)	-	-%
FQSR, LLC (dba KBP Investments)(7)	First lien senior secured loan	L + 5.50%	5/14/2023	24,507	24,246	24,236	13.7%
FQSR, LLC (dba KBP Investments)(7)(9)(11)	First lien senior secured delayed draw term loan	L + 5.50%	9/10/2021	8,373	8,075	8,115	4.6%
Give & Go Prepared Foods Corp.(7)	First lien senior secured loan	L + 4.25%	7/29/2023	24,438	24,398	23,093	13.0%
Sovos Brands Intermediate, Inc.(6)	First lien senior secured loan	L + 5.00%	11/20/2025	44,550	44,171	44,143	25.1%
				122,429	121,368	120,148	68.1%
Healthcare equipment and services
Cadence, Inc.(6)	First lien senior secured loan	L + 4.50%	5/21/2025	27,266	26,727	26,749	15.2%
Cadence, Inc.(9)(10)(12)	First lien senior secured revolving loan	L + 4.50%	5/21/2025	-	(124)	(139)	(0.1)%
				27,266	26,603	26,610	15.1%
Healthcare technology
VVC Holdings Corp. (dba Athenahealth, Inc.)(7)(8)	First lien senior secured loan	L + 4.50%	2/11/2026	19,850	19,491	19,925	11.3%
Infrastructure and environmental services
CHA Holding, Inc.(7)	First lien senior secured loan	L + 4.50%	4/10/2025	29,816	29,709	29,694	16.8%
Insurance
Integro Parent Inc.(6)	First lien senior secured loan	L + 5.75%	10/28/2022	30,520	30,416	30,224	17.2%
Integro Parent Inc.(9)(10)(12)	First lien senior secured revolving loan	L + 4.50%	10/30/2021	-	(16)	(54)	-%
USRP Holdings, Inc. (dba U.S. Retirement and Benefits Partners)(7)	First lien senior secured loan	L + 4.25%	3/29/2025	34,475	33,800	33,406	19.0%
USRP Holdings, Inc. (dba U.S. Retirement and Benefits Partners)(7)(9)(12)	First lien senior secured revolving loan	L + 4.25%	3/29/2023	1,875	1,754	1,690	1.0%
USRP Holdings, Inc. (dba U.S. Retirement and Benefits Partners)(7)(9)(11)	First lien senior secured delayed draw term loan	L + 4.25%	3/29/2020	6,085	5,923	5,817	3.3%
				72,955	71,877	71,083	40.5%

Sebago Lake's Portfolio as of December 31, 2019 ($ in thousands)
Company(1)(2)(4)(5)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(3)	Fair Value	Percentage of Members' Equity
Internet software and services
DCert Buyer, Inc.(6)	First lien senior secured loan	L + 4.00%	10/16/2026	50,000	49,816	49,878	28.3%
Manufacturing
Engineered Machinery Holdings(7)(8)	First lien senior secured loan	L + 4.25%	7/19/2024	14,850	14,596	14,801	8.3%
Transportation
Uber Technologies, Inc.(6)(8)	First lien senior secured loan	L + 4.00%	4/4/2025	24,650	24,517	24,578	14.0%
Total Debt Investments				484,439	479,647	478,509	271.6%
Total Investments				$484,439	$479,647	$478,509	271.6%

________________

(1)	Certain portfolio company investments are subject to contractual restrictions on sales.
(2)	Unless otherwise indicated, Sebago Lake’s investments are pledged as collateral supporting the amounts outstanding under Sebago Lake’s credit facility.
(3)	The amortized cost represents the original cost adjusted for the amortization of discounts and premiums, as applicable, on debt investments using the effective interest method.
(4)	Unless otherwise indicated, all investments are considered Level 3 investments.
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

(11)	The date disclosed represents the commitment period of the unfunded term loan. Upon expiration of the commitment period, the funded portion of the term loan may be subject to a longer maturity date.
(12)	Investment is not pledged as collateral under Sebago Lake’s credit facility.

Below is selected balance sheet information for Sebago Lake as of March 31, 2020 and December 31, 2019:

($ in thousands)	March 31, 2020 (Unaudited)	December 31, 2019
Assets
Investments at fair value (amortized cost of $587,681 and $479,647, respectively)	$555,583	$478,509
Cash	20,969	34,104
Interest receivable	1,242	1,281
Prepaid expenses and other assets	1,138	162
Total Assets	$578,932	$514,056
Liabilities
Debt (net of unamortized debt issuance costs of $3,524 and $3,895, respectively)	$351,231	$330,289
Distributions payable	4,377	4,950
Payable for investments purchased	36,617	—
Accrued expenses and other liabilities	2,452	2,663
Total Liabilities	$394,677	$337,902
Members' Equity
Members' Equity	184,255	176,154
Members' Equity	184,255	176,154
Total Liabilities and Members' Equity	$578,932	$514,056

Below is selected statement of operations information for Sebago Lake for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
($ in thousands)	2020	2019
Investment Income
Interest income	$8,502	$10,396
Other income	92	68
Total Investment Income	8,594	10,464
Expenses
Interest expense	3,784	4,633
Professional fees	167	180
Total Expenses	3,951	4,813
Net Investment Income Before Taxes	4,643	5,651
Taxes	(895)	334
Net Investment Income After Taxes	$5,538	$5,317
Net Change in Unrealized Gain (Loss) on Investments
Net change in unrealized gain (loss) on investments	(30,960)	4,170
Total Net Change in Unrealized Gain (Loss) on Investments	(30,960)	4,170
Net Increase in Members' Equity Resulting from Operations	$(25,422)	$9,487

On August 9, 2017, Sebago Lake Financing LLC and SL Lending LLC, wholly-owned subsidiaries of Sebago Lake, entered into a credit facility with Goldman Sachs Bank USA. Goldman Sachs Bank USA serves as the sole lead arranger, syndication agent and administrative agent, and State Street Bank and Trust Company serves as the collateral administrator and agent. The credit facility includes a maximum borrowing capacity of $400 million. As of March 31, 2020, there was $354.8 million outstanding under the credit facility. For the three months ended March 31, 2020 and 2019, the components of interest expense were as follows:

	For the Three Months Ended March 31,
($ in thousands)	2020	2019
Interest expense	$3,374	$4,226
Amortization of debt issuance costs	410	407
Total Interest Expense	$3,784	$4,633
Average interest rate	4.0%	4.9%
Average daily borrowings	$333,446	$348,412

Loan Origination and Structuring Fees

If the loan origination and structuring fees earned by Sebago Lake during a fiscal period exceed Sebago Lake’s expenses and other obligations (excluding financing costs), such excess is allocated to the Member(s) responsible for the origination of the loans pro rata in accordance with the total loan origination and structuring fees earned by Sebago Lake with respect to the loans originated by such Member; provided, that in no event will the amount allocated to a Member exceed 1% of the par value of the loans originated by such Member in any fiscal year. The loan origination and structuring fee is accrued quarterly and included in other income from controlled, affiliated investments on our Consolidated Statements of Operations and paid annually. On February 27, 2019, the Members agreed to amend the terms of Sebago Lake’s operating agreement to eliminate the allocation of excess loan origination and structuring fees to the Members. As such, for the three months ended March 31, 2020 and 2019, we accrued no income based on loan origination and structuring fees.

Results of Operations

The following table represents the operating results for the three months ended March 31, 2020 and 2019:

	For the Three Months Ended March 31,
($ in millions)	2020	2019
Total Investment Income	$204.7	$151.5
Less: Net operating expenses	56.4	53.8
Net Investment Income (Loss) Before Taxes	$148.3	$97.7
Less: Income taxes, including excise taxes	2.0	1.7
Net Investment Income (Loss) After Taxes	$146.3	$96.0
Net change in unrealized gain (loss)	(459.2)	18.5
Net realized gain (loss)	0.3	—
Net Increase (Decrease) in Net Assets Resulting from Operations	$(312.6)	$114.5

Net increase (decrease) in net assets resulting from operations can vary from period to period as a result of various factors, including the level of new investment commitments, expenses, the recognition of realized gains and losses and changes in unrealized appreciation and depreciation on the investment portfolio.

Investment Income

Investment income for the three months ended March 31, 2020 and 2019 were as follows:

	For the Three Months Ended March 31,
($ in millions)	2020	2019
Interest income from investments	$198.4	$146.5
Dividend income	2.2	2.7
Other income	4.1	2.3
Total investment income	$204.7	$151.5

For the three months ended March 31, 2020 and 2019

Investment income increased to $204.7 million for the three months ended March 31, 2020 from $151.5 million for the same period in prior year primarily due to an increase in our investment portfolio, which, at par, increased from $7.0 billion as of March 31, 2019, to $9.6 billion as of March 31, 2020, partially offset by a decrease in our portfolio’s weighted average yield from 9.4% as of March 31, 2019 to 7.9% at amortized cost as of March 31, 2020. Included in interest income are other fees such as prepayment fees and accelerated amortization of upfront fees from unscheduled paydowns. Period over period, income generated from these fees increased, which is attributed to the increased repayment activity in the current period, to $9.8 million, from $0.4 million, for the three months ended March 31, 2020 and 2019, respectively. For both the three months ended March 31, 2020 and 2019, payment-in-kind income represented less than 5% of interest income. Other income increased period-over-period due to an increase in incremental fee income, which are fees that are generally available to us as a result of closing investments and normally paid at the time of closing. We expect that investment income will continue to increase provided that our investment portfolio continues to increase.

Expenses

Expenses for the three months ended March 31, 2020 and 2019 were as follows:

	For the Three Months Ended March 31,
($ in millions)	2020	2019
Interest expense	$33.9	$34.7
Management fee	33.8	15.2
Performance based incentive fees	25.6	—
Professional fees	3.2	2.1
Directors' fees	0.2	0.1
Other general and administrative	2.2	1.7
Total operating expenses	$98.9	$53.8
Management and incentive fees waived	(42.5)	—
Net operating expenses	$56.4	$53.8

Under the terms of the Administration Agreement, we reimburse the Adviser for services performed for us. In addition, pursuant to the terms of the Administration Agreement, the Adviser may delegate its obligations under the Administration Agreement to an affiliate or to a third party and we reimburse the Adviser for any services performed for us by such affiliate or third party.

For the three months ended March 31, 2020 and 2019

Total expenses, after the effect of management and incentive fee waivers, increased to $56.4 million for the three months ended March 31, 2020 from $53.8 million for the same period in the prior year primarily due to an increase in management and professional fees, partially offset by a decrease in interest expense. Management fees, net of the fee waiver increased $1.7 million period over period due to an increase in assets of $9.5 billion as of March 31, 2020 as compared to assets of $7.0 billion as of March 31, 2019. As a percentage of total assets, professional fees, directors’ fees and other general and administrative expenses remained relatively consistent period over period. The decrease in interest expense of $0.8 million was primarily driven by a decrease in the average interest rate from 4.7% to 4.2%, partially offset by an increase in the average daily borrowings period over period.

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

For the three months ended March 31, 2020 and 2019, we recorded expenses of $2.0 million and $1.7 million for U.S. federal excise tax, respectively.

Net Unrealized Gains (Losses)

We fair value our portfolio investments quarterly and any changes in fair value are recorded as unrealized gains or losses.  During the three months ended March 31, 2020 and 2019, net unrealized gains (losses) on our investment portfolio were comprised of the following:

	For the Three Months Ended March 31,
($ in millions)	2020	2019
Net change in unrealized gain (loss) on investments	$(459.1)	$18.5
Net change in translation of assets and liabilities in foreign currencies	(0.1)	—
Net change in unrealized gain (loss)	$(459.2)	$18.5

For the three months ended March 31, 2020 and 2019

For the three months ended March 31, 2020, the net unrealized loss was primarily driven by a decrease in the fair value of our debt investments as compared to December 31, 2019. As of March 31, 2020, the fair value of our debt investments as a percentage of principal was 93.5%, as compared to 98.0% as of December 31, 2019. The primary driver of our portfolio’s unrealized loss was due to current market conditions and credit spreads widening. See “COVID-19 Developments” for additional information. The changes in net unrealized loss on investments during the three months ended March 31, 2020 consisted of the following:

Portfolio Company ($ in millions)	Net Change in Unrealized Gain (Loss)
Aviation Solutions Midco, LLC (dba STS Aviation)	$(21.4)
H-Food Holdings, LLC	(19.8)
Geodigm Corporation (dba National Dentex)	(17.6)
Sebago Lake LLC	(14.9)
Swipe Acquisition Corporation (dba PLI)	(11.5)
Valence Surface Technologies LLC	(10.9)
Mavis Tire Express Services Corp.	(10.9)
Endries Acquisition, Inc.	(10.9)
Gerson Lehrman Group, Inc.	(10.8)
Integrity Marketing Acquisition, LLC	(10.3)
Remaining portfolio companies	(320.1)
Total	$(459.1)

For the three months ended March 31, 2019, the net unrealized gain was primarily driven by an increase in the fair value of our debt investments as compared to December 31, 2018. As of March 31, 2019, the fair value of our debt investments as a percentage of principal was 98.2%, as compared to 97.9% as of December 31, 2018.

Net Realized Gains (Losses)

The realized gains and losses on fully exited and partially exited portfolio companies during the three months ended March 31, 2020 and 2019 were comprised of the following:

	For the Three Months Ended March 31,
($ in millions)	2020	2019
Net realized gain (loss) on investments	$0.4	$—
Net realized gain (loss) on foreign currency transactions	(0.1)	—
Net realized gain (loss)	$0.3	$—

Realized Gross Internal Rate of Return

Since we began investing in 2016 through March 31, 2020, our exited investments have resulted in an aggregate cash flow realized gross internal rate of return to us of over 11.5% (based on total capital invested of $2.4 billion and total proceeds from these exited investments of $2.7 billion). Over seventy percent of these exited investments resulted in an aggregate cash flow realized gross internal rate of return (“IRR”) to us of 10% or greater.

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

We may from time to time enter into additional debt facilities, increase the size of our existing credit facilities or issue additional debt securities. Any such incurrence or issuance would be subject to prevailing market conditions, our liquidity requirements, contractual and regulatory restrictions and other factors. In accordance with the 1940 Act, with certain limited exceptions, we are only allowed to incur borrowings, issue debt securities or issue preferred stock, if immediately after the borrowing or issuance, the ratio of total assets (less total liabilities other than indebtedness) to total indebtedness plus preferred stock, is at least 200% (or 150% if certain conditions are met). On March 31, 2020, our Board, including a “required majority” (as such term is defined in Section 57(o) of the 1940 Act) of our Board, approved the application of the modified asset coverage requirements set forth in Section 61(a)(2) of the 1940 Act, as amended by the Small Business Credit Availability Act. As a result, effective on March 31, 2021 (unless we receive earlier shareholder approval), our asset coverage requirement applicable to senior securities will be reduced from 200% to 150%. We are seeking shareholder approval for the application of the modified asset coverage requirements set forth in Section 61(a)(2) of the 1940 Act, as amended by the Small Business Credit Availability Act, at our shareholder meeting to be held on June 8, 2020. Once the application of the modified asset coverage ratio is effective and provided we have amended our Revolving Credit Facility to allow for the reduced asset coverage, we plan to target a debt-to-equity range of 0.90x to 1.25x.

As of March 31, 2020 and December 31, 2019, our asset coverage ratio was 246% and 293%, respectively. We seek to carefully consider our unfunded commitments for the purpose of planning our ongoing financial leverage. Further, we maintain sufficient borrowing capacity within the 200% (or 150% if certain conditions are met) asset coverage limitation to cover any outstanding unfunded commitments we are required to fund.

Cash and restricted cash as of March 31, 2020, taken together with our available debt, is expected to be sufficient for our investing activities and to conduct our operations in the near term. As of March 31, 2020, we had $1.6 billion available under our credit facilities.

As of March 31, 2020, we had $382.9 million in cash and restricted cash. During the year ended March 31, 2020, we used $0.4 billion in cash for operating activities, primarily as a result of funding portfolio investments of $1.0 billion, partially offset by sell downs and repayments of $0.5 billion and other operating activity of $0.1 billion. Lastly, cash provided by financing activities was

$0.4 billion during the period, which was the result of net borrowings on our credit facilities of $0.6 billion, partially offset by repurchase of common stock under the Company 10b5-1 Plan of $0.1 billion and distributions paid of $0.1 billion.

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

       During the three months ended March 31, 2019, we delivered the following capital call notices to our investors:

Capital Drawdown Notice Date	Common Share Issuance Date	Number of Common Shares Issued	Aggregate Offering Price ($ in millions)
March 8, 2019	March 21, 2019	19,267,823	$300.0
January 30, 2019	February 12, 2019	29,220,780	450.0
Total		48,488,603	750.0

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

This means that, as a result of these transfer restrictions, without the consent of our Board, a shareholder who owned 99 shares of common stock on the date of  the IPO could currently only sell up to 66 of such shares and 366 days following the IPO, such shareholder could sell all of such shares.

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

Distributions

The following table reflects the distributions declared on shares of our common stock during the three months ended March 31, 2020:

	March 31, 2020
Date Declared	Record Date	Payment Date	Distribution per Share
February 19, 2020	March 31, 2020	May 15, 2020	$0.31
May 28, 2019 (special dividend)	March 31, 2020	May 15, 2020	$0.08

On May 5, 2020, the Board declared, in addition to the special dividend of $0.08 per share previously declared on May 28, 2019 for shareholders of record on June 30, 2020 payable on or before August 14, 2020, a distribution of $0.31 per share, for shareholders of record on June 30, 2020 payable on or before August 14, 2020.

On May 28, 2019, our Board also declared the following special distributions:

Record Date	Distribution Date (on or before)	Special Distribution Amount (per share)
September 30, 2020	November 13, 2020	$0.08
December 31, 2020	January 19, 2021	$0.08

The following table reflects the distributions declared on shares of our common stock during the three months ended March 31, 2019:

	March 31, 2019
Date Declared	Record Date	Payment Date	Distribution per Share
February 27, 2019	March 31, 2019	May 14, 2019	$0.33

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

The following table reflects the common stock issued pursuant to the dividend reinvestment plan during the three months ended March 31, 2020:

Date Declared	Record Date	Payment Date	Shares
October 30, 2019	December 31, 2019	January 31, 2020	2,823,048

The following table reflects the common stock issued pursuant to the dividend reinvestment plan during the three months ended March 31, 2019:

Date Declared	Record Date	Payment Date	Shares
November 6, 2018	December 31, 2018	January 31, 2019	2,613,223

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

The following table provides information regarding purchases of the Company’s common stock by Goldman, Sachs & Co., as agent, pursuant to the 10b5-1 plan for each month in the three month period ended March 31, 2020:

Period ($ in millions, except share and per share amounts)	Total Number of Shares Repurchased	Average Price Paid per Share	Approximate Dollar Value of Shares that have been Purchased Under the Plans	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan
January 1, 2020 - January 31, 2020	-	$-	$-	$150.0
February 1, 2020 - February 29, 2020	87,328	$15.17	$1.4	$148.6
March 1, 2020 - March 31, 2020	4,009,218	$12.46	$46.6	$102.0
Total	4,096,546		$48.0

As of April 30, 2020, Goldman, Sachs & Co., as agent, repurchased an additional 6,235,497 shares of our common stock pursuant to the Company 10b5-1 Plan for approximately $74.3 million.

Debt

Aggregate Borrowings

Debt obligations consisted of the following as of March 31, 2020 and December 31, 2019:

	March 31, 2020
($ in thousands)	Aggregate Principal Committed	Outstanding Principal	Amount Available(1)	Net Carrying Value(2)
Revolving Credit Facility(3)(5)	$1,195,000	$391,860	$780,126	$385,271
SPV Asset Facility I	400,000	300,000	100,000	297,470
SPV Asset Facility II	350,000	350,000	—	345,063
SPV Asset Facility III	500,000	175,000	325,000	171,972
SPV Asset Facility IV	450,000	60,250	389,750	56,631
CLO I	390,000	390,000	—	386,417
CLO II	260,000	260,000	—	258,042
CLO III	260,000	260,000	—	258,076
2023 Notes(4)	150,000	150,000	—	152,899
2024 Notes(4)	400,000	400,000	—	418,785
2025 Notes	425,000	425,000	—	417,048
July 2025 Notes	500,000	500,000	—	490,899
Total Debt	$5,280,000	$3,662,110	$1,594,876	$3,638,573

________________

(1)	The amount available reflects any limitations related to each credit facility’s borrowing base.
(2)

The carrying value of the Company’s Revolving Credit Facility, SPV Asset Facility I, SPV Asset Facility II, SPV Asset Facility III, SPV Asset Facility IV, CLO I, CLO II, CLO III, 2023 Notes, 2024 Notes, 2025 Notes and July 2025 Notes are presented net of deferred financing costs of $6.6 million, $2.5 million, $4.9 million, $3.0 million, $3.6 million, $3.6 million, $2.0 million, $2.0 million, $1.3 million, $8.4 million, $8.0 million and $9.1 million, respectively.

(3)	Includes the unrealized translation gain (loss) on borrowings denominated in foreign currencies.
(4)	Inclusive of change in fair value of effective hedge.
(5)	The amount available is reduced by $23.0 million of outstanding letters of credit.

	December 31, 2019
($ in thousands)	Aggregate Principal Committed	Outstanding Principal	Amount Available(1)	Net Carrying Value(2)
Revolving Credit Facility(3)(5)	$1,170,000	$480,861	$664,410	$473,655
SPV Asset Facility I	400,000	300,000	100,000	297,246
SPV Asset Facility II	350,000	350,000	—	346,395
SPV Asset Facility III	500,000	255,000	245,000	251,548
SPV Asset Facility IV	300,000	60,250	239,750	57,201
CLO I	390,000	390,000	—	386,405
CLO II	260,000	260,000	—	258,028
2023 Notes(4)	150,000	150,000	—	150,113
2024 Notes(4)	400,000	400,000	—	400,955
2025 Notes	425,000	425,000	—	416,686
Total Debt	$4,345,000	$3,071,111	$1,249,160	$3,038,232

________________

(1)	The amount available reflects any limitations related to each credit facility’s borrowing base.
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

(3)	Includes the unrealized translation gain (loss) on borrowings denominated in foreign currencies.
(4)	Inclusive of change in fair value of effective hedge.
(5)	The amount available is reduced by $24.7 million of outstanding letters of credit.

For the three months ended March 31, 2020 and 2019, the components of interest expense were as follows:

	For the Three Months Ended March 31,
($ in thousands)	2020	2019
Interest expense	$33,582	$32,786
Amortization of debt issuance costs	3,170	1,943
Net change in unrealized gain (loss) on effective interest rate swaps and hedged items(1)	(2,795)	—
Total Interest Expense	$33,957	$34,729
Average interest rate	4.2%	4.7%
Average daily borrowings	$3,184,613	$2,772,882

________________

(1)

Refer to “ITEM 1. – FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA – Notes to Consolidated Financial Statements – Note 6. Debt - 2023 Notes and 2024 Notes” for details on each facility’s interest rate swap.

Senior Securities

Information about our senior securities is shown in the following table as of March 31, 2020 and the fiscal years ended December 31, 2019, 2018, 2017 and 2016.

Class and Period	Total Amount Outstanding Exclusive of Treasury Securities(1) ($ in millions)	Asset Coverage per Unit(2)	Involuntary Liquidating Preference per Unit(3)	Average Market Value per Unit(4)
Revolving Credit Facility
March 31, 2020 (unaudited)	$391.9	$2,461	—	N/A
December 31, 2019	$480.9	$2,926	—	N/A
December 31, 2018	$308.6	$2,254	—	N/A
December 31, 2017	$-	$2,580	—	N/A
SPV Asset Facility I
March 31, 2020 (unaudited)	$300.0	$2,461	—	N/A
December 31, 2019	$300.0	$2,926	—	N/A
December 31, 2018	$400.0	$2,254	—	N/A
December 31, 2017	$400.0	$2,580	—	N/A
SPV Asset Facility II
March 31, 2020 (unaudited)	$350.0	$2,461	—	N/A
December 31, 2019	$350.0	$2,926	—	N/A
December 31, 2018	$550.0	$2,254	—	N/A
SPV Asset Facility III
March 31, 2020 (unaudited)	$175.0	$2,461	—	N/A
December 31, 2019	$255.0	$2,926	—	N/A
December 31, 2018	$300.0	$2,254	—	N/A
SPV Asset Facility IV
March 31, 2020 (unaudited)	$60.3	$2,461	—	N/A
December 31, 2019	$60.3	$2,926	—	N/A
CLO I
March 31, 2020 (unaudited)	$390.0	$2,461	—	N/A
December 31, 2019	$390.0	$2,926	—	N/A
CLO II
March 31, 2020 (unaudited)	$260.0	$2,461	—	N/A
December 31, 2019	$260.0	$2,926	—	N/A
CLO III
March 31, 2020 (unaudited)	$260.0	$2,461	—	N/A

Class and Period	Total Amount Outstanding Exclusive of Treasury Securities(1) ($ in millions)	Asset Coverage per Unit(2)	Involuntary Liquidating Preference per Unit(3)	Average Market Value per Unit(4)
Subscription Credit Facility(5)
December 31, 2019	$-	$-	—	N/A
December 31, 2018	$883.0	$2,254	—	N/A
December 31, 2017	$393.5	$2,580	—	N/A
December 31, 2016	$495.0	$2,375	—	N/A
2023 Notes
March 31, 2020 (unaudited)	$150.0	$2,461	—	N/A
December 31, 2019	$150.0	$2,926	—	N/A
December 31, 2018	$150.0	$2,254	—	N/A
December 31, 2017	$138.5	$2,580	—	N/A
2024 Notes
March 31, 2020 (unaudited)	$400.0	$2,461	—	$1,062.3
December 31, 2019	$400.0	$2,926	—	1,039.3
2025 Notes
March 31, 2020 (unaudited)	$425.0	$2,461	—	$991.2
December 31, 2019	$425.0	$2,926	—	997.9
July 2025 Notes
March 31, 2020 (unaudited)	$500.0	$2,461	—	$972.9

________________

(1)	Total amount of each class of senior securities outstanding at the end of the period presented.
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

(4)

Not applicable, except for with respect to the 2024 Notes, 2025 Notes and July 2025 Notes, as other senior securities are not registered for public trading on a stock exchange. The average market value per unit for each of the 2024 Notes, 2025 Notes and July 2025 Notes is based on the average daily prices of such notes and is expressed per $1,000 of indebtedness.

(5)	Facility was terminated in 2019.

Credit Facilities

Our credit facilities contain customary covenants, including certain limitations on the incurrence by us of additional indebtedness and on our ability to make distributions to our shareholders, or redeem, repurchase or retire shares of stock, upon the occurrence of certain events, and customary events of default (with customary cure and notice provisions).

Revolving Credit Facility

On February 1, 2017, we entered into a senior secured revolving credit agreement (as amended, the “Revolving Credit Facility”).  The parties to the Revolving Credit Facility include the Company, as Borrower, the lenders from time to time parties thereto (each a “Lender” and collectively, the “Lenders”) and SunTrust Robinson Humphrey, Inc. and ING Capital LLC as Joint Lead Arrangers and Joint Book Runners, Truist Bank (as successor by merger to SunTrust Bank) as Administrative Agent and ING Capital LLC as Syndication Agent.

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

SPV Asset Facility II

On May 22, 2018, our subsidiary, ORCC Financing II LLC (“ORCC Financing II”), a Delaware limited liability company and our subsidiary, entered into a Credit Agreement (as amended, the “SPV Asset Facility II”), with ORCC Financing II, as Borrower, the lenders from time to time parties thereto, Natixis, New York Branch, as Administrative Agent, State Street Bank and Trust Company, as Collateral Agent, and Cortland Capital Market Services LLC as Document Custodian. The parties to the SPV Asset Facility II have entered into various amendments, including to admit new lenders, increase or decrease the maximum principal amount available under the facility, extend the availability period and maturity date, change the interest rate and make various other changes.  The following describes the terms of SPV Asset Facility II amended through March 17, 2020 (the “SPV Asset Facility II Fifth Amendment Date”).

The maximum principal amount of the SPV Asset Facility II following the SPV Asset Facility II Fifth Amendment Date is $350 million (which includes terms loans of $100 million and revolving commitments of $250 million); the availability of this amount is subject to an overcollateralization ratio test, which is based on the value of ORCC Financing II’s assets from time to time, and satisfaction of certain conditions, including an interest coverage ratio test, certain concentration limits and collateral quality tests.

The SPV Asset Facility II provides for the ability to (1) draw term loans and (2) draw and redraw revolving loans under the SPV Asset Facility II for a period of up to 18 months after SPV Asset Facility II Fifth Amendment Date unless the revolving commitments are terminated or converted to term loans sooner as provided in the SPV Asset Facility II (the “SPV Asset Facility II Commitment Termination Date”). Unless otherwise terminated, the SPV Asset Facility II will mature on May 22, 2028. Prior to the Stated Maturity, proceeds received by ORCC Financing II from principal and interest, dividends, or fees on assets must be used to pay fees, expenses and interest on outstanding borrowings, and the excess may be returned to us, subject to certain conditions. On October 10, 2026, ORCC Financing II must pay in full all outstanding fees and expenses and all principal and interest on outstanding borrowings, and the excess may be returned to us.
With respect to revolving loans, amounts drawn bear interest at LIBOR (or, in the case of certain lenders that are commercial paper conduits, the lower of their cost of funds and LIBOR plus 0.25%) plus a spread that steps up from 2.20% to 2.50% during the period from the SPV Asset Facility II Fifth Amendment Date to the six month anniversary of the Reinvestment Period End Date. With respect to term loans, amounts drawn bear interest at LIBOR (or, in the case of certain lenders that are commercial paper conduits, the lower of their cost of funds and LIBOR plus 0.25%)  plus a spread that steps up from 2.25% to 2.55% during the same period. We predominantly borrow utilizing LIBOR rate loans, generally electing one-month LIBOR upon borrowing. From the SPV Asset Facility II Fifth Amendment Date to the SPV Asset Facility II Commitment Termination Date, there is a commitment fee ranging from 0.50% to 0.75% per annum on the undrawn amount, if any, of the revolving commitments in the SPV Asset Facility II. For further details, see “ITEM 8. – Notes to Consolidated Financial Statements – Note 6. Debt.”

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

CLOs

CLO I

On May 28, 2019 (the “CLO I Closing Date”), we completed a $596 million term debt securitization transaction (the “CLO I Transaction”), also known as a collateralized loan obligation transaction.  The secured notes and preferred shares issued in the CLO I Transaction and the secured loan borrowed in the CLO I Transaction were issued and incurred, as applicable, by our consolidated subsidiaries Owl Rock CLO I, Ltd., an exempted company incorporated in the Cayman Islands with limited liability (the “CLO I Issuer”), and Owl Rock CLO I, LLC, a Delaware limited liability company (the “CLO I Co-Issuer” and together with the CLO I

Issuer, the “CLO I Issuers”) ”) and are backed by a portfolio of collateral obligations consisting of middle market loans and participation interests in middle market loans as well as by other assets of the CLO I Issuer.

In the CLO I Transaction the CLO I Issuers (A) issued the following notes pursuant to an indenture and security agreement dated as of the Closing Date (the “CLO I Indenture”), by and among the CLO I Issuers and State Street Bank and Trust Company:  (i) $242 million of AAA(sf) Class A Notes, which bear interest at three-month LIBOR plus 1.80%, (ii) $30 million of AAA(sf) Class A-F Notes, which bear interest at a fixed rate of 4.165%, and (iii) $68 million of AA(sf) Class B Notes, which bear interest at three-month LIBOR plus 2.70% (together, the “CLO I Notes”) and (B) borrowed $50 million under floating rate loans (the “Class A Loans” and together with the CLO I Notes, the “CLO I Debt”), which bear interest at three-month LIBOR plus 1.80%, under a credit agreement (the “CLO I Credit Agreement”), dated as of the CLO I Closing Date, by and among the CLO I Issuers, as borrowers, various financial institutions, as lenders, and State Street Bank and Trust Company, as collateral trustee and loan agent.  The Class A Loans may be exchanged by the lenders for Class A Notes at any time, subject to certain conditions under the CLO I Credit Agreement and the Indenture.  The CLO I Debt is scheduled to mature on May 20, 2031. The CLO I Notes were privately placed by Natixis Securities Americas, LLC and SG Americas Securities, LLC.

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

The CLO I Debt is secured by all of the assets of the CLO I Issuer, which will consist primarily of middle market loans, participation interests in middle market loans, and related rights and the cash proceeds thereof. As part of the CLO I Transaction, we and ORCC Financing II LLC sold and contributed approximately $575 million par amount of middle market loans to the CLO I Issuer on the CLO I Closing Date.  Such loans constituted the initial portfolio assets securing the CLO I Debt.  We and ORCC Financing II LLC each made customary representations, warranties, and covenants to the CLO I Issuer regarding such sales and contributions under a loan sale agreement.

Through May 20, 2023, a portion of the proceeds received by the CLO I Issuer from the loans securing the CLO I Debt may be used by the CLO I Issuer to purchase additional middle market loans under the direction of the Adviser as the collateral manager in the CLO I Transaction.

The CLO I Debt is the secured obligation of the CLO I Issuers, and the CLO I Indenture and the CLO I Credit Agreement include customary covenants and events of default.  Assets pledged to holders of the Secured Debt and the other secured parties under the Indenture will not be available to pay our debts.

The CLO I Notes were offered in reliance on Section 4(a)(2) of the Securities Act. The CLO I Notes have not been registered under the Securities Act or any state securities laws and, unless so registered, may not be offered or sold in the United States absent registration with the Securities and Exchange Commission or pursuant to an exemption from, or in a transaction not subject to, the registration requirements of the Securities Act as applicable. For further details, see “ITEM 8. – Notes to Consolidated Financial Statements – Note 6. Debt.”

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

The Adviser serves as collateral manager for the CLO II Issuer under a collateral management agreement dated as of the CLO II Closing Date.  The Adviser is entitled to receive fees for providing these services.  The Adviser has waived its right to receive such fees but may rescind such waiver at any time.

The CLO II Debt is secured by all of the assets of the CLO II Issuer, which will consist primarily of middle market loans, participation interests in middle market loans, and related rights and the cash proceeds thereof. As part of the CLO II Transaction, ORCC Financing III LLC and the Company sold and contributed approximately $400 million par amount of middle market loans to the CLO II Issuer on the CLO II Closing Date.  Such loans constituted the initial portfolio assets securing the CLO II Debt.  The Company and ORCC Financing III LLC each made customary representations, warranties, and covenants to the CLO II Issuer regarding such sales and contributions under a loan sale agreement.

Through January 20, 2022, a portion of the proceeds received by the CLO II Issuer from the loans securing the CLO II Debt may be used by the CLO II Issuer to purchase additional middle market loans under the direction of the Adviser as collateral manager for the CLO II Issuer and in accordance with the our investing strategy and ability to originate eligible middle market loans.

The CLO II Debt is the secured obligation of the CLO II Issuers, and the CLO II Indenture includes customary covenants and events of default.  Assets pledged to holders of the Secured Debt and the other secured parties under the Indenture will not be available to pay our debts.

The CLO II Debt was offered in reliance on Section 4(a)(2) of the Securities Act. The CLO II Notes have not been registered under the Securities Act or any state securities laws and, unless so registered, may not be offered or sold in the United States absent registration with the Securities and Exchange Commission or pursuant to an exemption from, or in a transaction not subject to, the registration requirements of the Securities Act as applicable. For further details, see “ITEM 8. – Notes to Consolidated Financial Statements – Note 6. Debt.”

CLO III

On March 26, 2020 (the “CLO III Closing Date”), we completed a $395.31 million term debt securitization transaction (the “CLO III Transaction”), also known as a collateralized loan obligation transaction, which is a form of secured financing incurred by us.  The secured notes and preferred shares issued in the CLO III Transaction were issued by our consolidated subsidiaries Owl Rock CLO III, Ltd., an exempted company incorporated in the Cayman Islands with limited liability (the “CLO III Issuer”), and Owl Rock CLO III, LLC, a Delaware limited liability company (the “CLO III Co-Issuer” and together with the CLO III Issuer, the “CLO III Issuers”) and are backed by a portfolio of collateral obligations consisting of middle market loans and participation interests in middle market loans as well as by other assets of the CLO III Issuer.

The CLO III Transaction was executed by the issuance of the following classes of notes and preferred shares pursuant to an indenture and security agreement dated as of the CLO III Closing Date (the “CLO III Indenture”), by and among the CLO III Issuers and State Street Bank and Trust Company:  (i) $166 million of AAA(sf) Class A-1L Notes, which bear interest at three-month LIBOR plus 1.80%, (ii) $40 million of AAA(sf) Class A-1F Notes, which bear interest at a fixed rate of 2.75%, (iii) $20 million of AAA(sf) Class A-2 Notes, which bear interest at three-month LIBOR plus 2.00%,  and (iv) $34 million of AA(sf) Class B Notes, which bear interest at three-month LIBOR plus 2.45% (together, the “CLO III Debt”).  The CLO III Debt is scheduled to mature on April 20, 2032.  The CLO III Debt was privately placed by SG Americas Securities, LLC. Upon the occurrence of certain triggering events relating to the end of LIBOR, a different benchmark rate will replace LIBOR as the reference rate for interest accruing on the CLO III Debt.

Concurrently with the issuance of the CLO III Debt, the CLO III Issuer issued approximately $135.31 million of subordinated securities in the form of 135,310 preferred shares at an issue price of U.S.$1,000 per share (the “CLO III Preferred Shares”).  The CLO III Preferred Shares were issued by the CLO III Issuer as part of its issued share capital and are not secured by the collateral securing the CLO III Debt. We own all of the CLO III Preferred Shares, and as such, these securities are eliminated in consolidation.  We act as retention holder in connection with the CLO III Transaction for the purposes of satisfying certain U.S. and European Union regulations requiring sponsors of securitization transactions to retain exposure to the performance of the securitized assets and as such is required to retain a portion of the CLO III Preferred Shares.

The Adviser serves as collateral manager for the  CLO III  Issuer under a collateral management agreement dated as of the CLO III Closing Date.  The Adviser  is entitled to receive fees for providing these services.  The Adviser has waived its right to receive such fees but may rescind such waiver at any time.

The CLO III Debt is secured by all of the assets of the CLO III Issuer, which will consist primarily of middle market loans, participation interests in middle market loans, and related rights and the cash proceeds thereof. As part of the CLO III Transaction, ORCC Financing IV LLC and the Company sold and contributed approximately $400 million par amount of middle market loans to the CLO III Issuer on the CLO III Closing Date.  Such loans constituted the initial portfolio assets securing the CLO III Debt.  Us and ORCC Financing IV LLC each made customary representations, warranties, and covenants to the CLO III Issuer regarding such sales and contributions under a loan sale agreement.

Through April 20, 2024, a portion of the proceeds received by the CLO III Issuer from the loans securing the CLO III Debt may be used by the CLO III Issuer to purchase additional middle market loans under the direction of the Adviser as the collateral manager for the CLO III Issuer and in accordance with our investing strategy and ability to originate eligible middle market loans.

The CLO III Debt is the secured obligation of the CLO III Issuers, and the CLO III Indenture includes customary covenants and events of default.  Assets pledged to holders of the CLO III Debt and the other secured parties under the CLO III Indenture will not be available to pay the debts of the Company.

The CLO III Debt was offered in reliance on Section 4(a)(2) of the Securities Act. The CLO III Debt has not been registered under the Securities Act or any state securities laws and, unless so registered, may not be offered or sold in the United States absent registration with the Securities and Exchange Commission or pursuant to an exemption from, or in a transaction not subject to, the registration requirements of the Securities Act as applicable.

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

In connection with the offering of the 2023 Notes, on December 21, 2017 we entered into a centrally cleared interest rate swap to continue to align the interest rates of our liabilities with our investment portfolio, which consists predominately of floating rate loans. The notional amount of the interest rate swap is $150 million. We will receive fixed rate interest semi-annually at 4.75% and pay variable rate interest monthly based on 1-month LIBOR plus 2.545%. The interest rate swap matures on December 21, 2021. For the three months ended March 31, 2020, we made periodic payments of $1.6 million. For the three months ended March 31, 2019, we made periodic payments $1.9 million. The interest expense related to the 2023 Notes is equally offset by proceeds received from the interest rate swap. The swap adjusted interest expense is included as a component of interest expense in our Consolidated Statements of Operations. As of March 31, 2020 and December 31, 2019, the interest rate swap had a fair value of $4.9 million and $1.7 million, respectively. Depending on the nature of the balance at period end, the fair value of the interest rate swap is either included as a component of accrued expenses and other liabilities or prepaid expenses and other assets on our Consolidated Statements of Assets and Liabilities. The change in fair value of the interest rate swap is offset by the change in fair value of the 2023 Notes, with the remaining difference included as a component of interest expense on the Consolidated Statements of Operations. For further details, see “ITEM 8. – Notes to Consolidated Financial Statements – Note 6. Debt.”

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

In connection with the issuance of the 2024 Notes, on April 10, 2019 the Company entered into centrally cleared interest rate swaps to continue to align interest rates of its liabilities with the investment portfolio, which consists of predominantly floating rate loans. The notional amount of the interest rate swaps is $400 million. The Company will receive fixed rate interest at 5.25% and pay variable rate interest based on one-month LIBOR plus 2.937%. The interest rate swaps mature on April 10, 2024. For the three months ended March 31, 2020 and 2019, we made no periodic payments. The interest expense related to the 2024 Notes is equally offset by the proceeds received from the interest rate swaps. The swap adjusted interest expense is included as a component of interest expense on our Consolidated Statements of Operations. As of March 31, 2020 and December 31, 2019, the interest rate swap had a fair value of $30.4 million and $10.8 million, respectively. Depending on the nature of the balance at period end, the fair value of the interest rate swap is either included as a component of accrued expenses and other liabilities or prepaid expenses and other assets on our Consolidated Statements of Assets and Liabilities.  The change in fair value of the interest rate swap is offset by the change in fair value of the 2024 Notes, with the remaining difference included as a component of interest expense on the Consolidated Statements of Operations. For further details, see “ITEM 8. – Notes to Consolidated Financial Statements – Note 6. Debt.”

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

Off-Balance Sheet Arrangements

Portfolio Company Commitments

From time to time, we may enter into commitments to fund investments. As of March 31, 2020 and December 31, 2019, we had the following outstanding commitments to fund investments in current portfolio companies:

Portfolio Company	Investment	March 31, 2020	December 31, 2019
($ in thousands)
11849573 Canada Inc. (dba Intelerad Medical Systems Incorporated)	First lien senior secured delayed draw term loan	$2,262	$—
11849573 Canada Inc. (dba Intelerad Medical Systems Incorporated)	First lien senior secured revolving loan	—	—
3ES Innovation Inc. (dba Aucerna)	First lien senior secured revolving loan	3,893	3,893
Accela, Inc.	First lien senior secured revolving loan	3,000	—
Amspec Services Inc.	First lien senior secured revolving loan	289	9,038
Apptio, Inc.	First lien senior secured revolving loan	2,779	2,779
Aramsco, Inc.	First lien senior secured revolving loan	3,910	6,842
Associations, Inc.	First lien senior secured delayed draw term loan	16,737	17,949
Associations, Inc.	First lien senior secured revolving loan	—	11,543
BIG Buyer, LLC	First lien senior secured delayed draw term loan	11,250	11,250
BIG Buyer, LLC	First lien senior secured revolving loan	2,500	3,750
Caiman Merger Sub LLC (dba City Brewing)	First lien senior secured revolving loan	12,881	12,881
ConnectWise, LLC	First lien senior secured revolving loan	20,005	20,005
Covenant Surgical Partners, Inc.	First lien senior secured delayed draw term loan	—	2,800
Definitive Healthcare Holdings, LLC	First lien senior secured delayed draw term loan	43,478	43,478
Definitive Healthcare Holdings, LLC	First lien senior secured revolving loan	—	10,870
Douglas Products and Packaging Company LLC	First lien senior secured revolving loan	—	7,872
Endries Acquisition, Inc.	First lien senior secured delayed draw term loan	41,018	51,638
Endries Acquisition, Inc.	First lien senior secured revolving loan	27,000	27,000
Entertainment Benefits Group, LLC	First lien senior secured revolving loan	1,640	9,600
Galls, LLC	First lien senior secured revolving loan	964	3,719
Galls, LLC	First lien senior secured delayed draw term loan	—	29,181
GC Agile Holdings Limited (dba Apex Fund Services)	First lien senior secured revolving loan	5,193	10,386
Genesis Acquisition Co. (dba Procare Software)	First lien senior secured delayed draw term loan	4,745	4,745
Genesis Acquisition Co. (dba Procare Software)	First lien senior secured revolving loan	—	1,714
Gerson Lehrman Group, Inc.	First lien senior secured revolving loan	8,086	21,563
HGH Purchaser, Inc. (dba Horizon Services)	First lien senior secured delayed draw term loan	32,400	32,400
HGH Purchaser, Inc. (dba Horizon Services)	First lien senior secured revolving loan	2,916	7,938
Hometown Food Company	First lien senior secured revolving loan	565	4,235
Ideal Tridon Holdings, Inc.	First lien senior secured revolving loan	1,882	5,400
Ideal Tridon Holdings, Inc.	First lien senior secured delayed draw term loan	381	381
Individual Foodservice Holdings, LLC	First lien senior secured delayed draw term loan	26,597	42,500
Individual Foodservice Holdings, LLC	First lien senior secured revolving loan	14,280	24,225
Instructure, Inc.	First lien senior secured revolving loan	5,554	—

Portfolio Company	Investment	March 31, 2020	December 31, 2019
Integrity Marketing Acquisition, LLC	First lien senior secured delayed draw term loan	—	16,587
Integrity Marketing Acquisition, LLC	First lien senior secured delayed draw term loan	—	32,573
Integrity Marketing Acquisition, LLC	First lien senior secured revolving loan	—	14,832
Interoperability Bidco, Inc.	First lien senior secured delayed draw term loan	8,000	8,000
Interoperability Bidco, Inc.	First lien senior secured revolving loan	—	4,000
IQN Holding Corp. (dba Beeline)	First lien senior secured revolving loan	15,532	15,532
KWOR Acquisition, Inc. (dba Worley Claims Services)	First lien senior secured delayed draw term loan	2,063	2,428
KWOR Acquisition, Inc. (dba Worley Claims Services)	First lien senior secured revolving loan	4,160	5,200
Lazer Spot G B Holdings, Inc.	First lien senior secured delayed draw term loan	3,757	13,417
Lazer Spot G B Holdings, Inc.	First lien senior secured revolving loan	1,422	24,687
Lightning Midco, LLC (dba Vector Solutions)	First lien senior secured delayed draw term loan	1,764	1,764
Lightning Midco, LLC (dba Vector Solutions)	First lien senior secured revolving loan	935	5,318
Litera Bidco LLC	First lien senior secured revolving loan	—	5,738
Lytx, Inc.	First lien senior secured revolving loan	—	2,033
Lytx, Inc.	First lien senior secured delayed draw term loan	18,788	—
Manna Development Group, LLC	First lien senior secured revolving loan	954	3,469
Mavis Tire Express Services Corp.	Second lien senior secured delayed draw term loan	11,375	34,831
MINDBODY, Inc.	First lien senior secured revolving loan	—	6,071
Nelipak Holding Company	First lien senior secured revolving loan	—	4,690
Nelipak Holding Company	First lien senior secured revolving loan	4,313	6,970
NMI Acquisitionco, Inc. (dba Network Merchants)	First lien senior secured revolving loan	—	646
Norvax, LLC (dba GoHealth)	First lien senior secured revolving loan	12,273	12,273
Offen, Inc.	First lien senior secured delayed draw term loan	5,310	5,310
Peter C. Foy & Associated Insurance Services, LLC	First lien senior secured delayed draw term loan	40,755	—
Peter C. Foy & Associated Insurance Services, LLC	First lien senior secured delayed draw term loan	21,450	—
Peter C. Foy & Associated Insurance Services, LLC	First lien senior secured revolving loan	10,725	—
Project Power Buyer, LLC (dba PEC-Veriforce)	First lien senior secured revolving loan	3,188	3,188
Professional Plumbing Group, Inc.	First lien senior secured revolving loan	1,329	5,757
Reef Global, Inc. (fka Cheese Acquisition, LLC)	First lien senior secured revolving loan	5,377	16,364
RSC Acquisition, Inc (dba Risk Strategies)	First lien senior secured delayed draw term loan	9,260	10,894
RSC Acquisition, Inc (dba Risk Strategies)	First lien senior secured revolving loan	1,702	1,702
RxSense Holdings, LLC	First lien senior secured revolving loan	—	4,047
Safety Products/JHC Acquisition Corp. (dba Justrite Safety Group)	First lien senior secured delayed draw term loan	924	924
Sara Lee Frozen Bakery, LLC (fka KSLB Holdings, LLC)	First lien senior secured revolving loan	5,880	3,480
TC Holdings, LLC (dba TrialCard)	First lien senior secured revolving loan	7,685	7,685

Portfolio Company	Investment	March 31, 2020	December 31, 2019
THG Acquisition, LLC (dba Hilb)	First lien senior secured delayed draw term loan	13,894	16,841
THG Acquisition, LLC (dba Hilb)	First lien senior secured revolving loan	1,796	5,614
Trader Interactive, LLC (fka Dominion Web Solutions, LLC)	First lien senior secured revolving loan	3,832	6,387
Troon Golf, L.L.C.	First lien senior secured revolving loan	3,655	14,426
TSB Purchaser, Inc. (dba Teaching Strategies, Inc.)	First lien senior secured revolving loan	3,010	3,010
Ultimate Baked Goods Midco, LLC	First lien senior secured revolving loan	3,176	4,066
Valence Surface Technologies LLC	First lien senior secured delayed draw term loan	6,000	30,000
Valence Surface Technologies LLC	First lien senior secured revolving loan	49	10,000
Wingspire Capital Holdings LLC	LLC Interest	51,086	48,552
WU Holdco, Inc. (dba Weiman Products, LLC)	First lien senior secured revolving loan	91	13,920
WU Holdco, Inc. (dba Weiman Products, LLC)	First lien senior secured delayed draw term loan	—	16,943
Zenith Energy U.S. Logistics Holdings, LLC	First lien senior secured delayed draw term loan	10,000	—
Total Unfunded Portfolio Company Commitments		$591,715	$891,744

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

In connection with the IPO, on July 22, 2019, we entered into the Company 10b5-1 Plan, to acquire up to $150 million in the aggregate of our common stock at prices below its net asset value per share over a specified period, in accordance with the guidelines specified in Rule 10b-18 and Rule 10b5-1 of the Exchange Act. The Company 10b5-1 Plan commenced on August 19, 2019. As of March 31, 2020, Goldman, Sachs & Co., as agent, has repurchased 4,096,546 shares of our common stock pursuant to the Company 10b5-1 Plan for approximately $48.0 million. As of April 30, 2020, the approximate dollar value of our common stock remaining to be purchased under the Company Plan is $27.8 million.

From time to time, we may become a party to certain legal proceedings incidental to the normal course of its business. At March 31, 2020, we were not aware of any pending or threatened litigation.

Contractual Obligations

A summary of our contractual payment obligations under our credit facilities as of March 31, 2020, is as follows:

	Payments Due by Period
($ in millions)	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
Revolving Credit Facility	$391.9	$—	$—	391.9	—
SPV Asset Facility I	300.0	—	300.0	—	—
SPV Asset Facility II	350.0	—	—	—	350.0
SPV Asset Facility III	175.0	—	—	175.0	—
SPV Asset Facility IV	60.2	—	—	—	60.2
CLO I	390.0	—	—	—	390.0
CLO II	260.0	—	—	—	260.0
CLO III	260.0	—	—	—	260.0
2023 Notes	150.0	—	—	150.0	—
2024 Notes	400.0	—	—	400.0	—
2025 Notes	425.0	—	—	425.0	—
July 2025 Notes	500.0	—	—	—	500.0
Total Contractual Obligations	$3,662.1	$—	$300.0	$1,541.9	$1,820.2

Related-Party Transactions

We have entered into a number of business relationships with affiliated or related parties, including the following:

•	the Investment Advisory Agreement;
•	the Administration Agreement; and
•	the License Agreement.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Uncertainty with respect to the economic effects of the COVID-19 outbreak has introduced significant volatility in the financial markets, and the effect of the volatility could materially impact our market risks, including those listed below. We are subject to financial market risks, including valuation risk and interest rate risk.

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

As of March 31, 2020, 100.0% of our debt investments based on fair value in our portfolio were at floating rates.

Based on our Consolidated Statements of Assets and Liabilities as of March 31, 2020, the following table shows the annualized impact on net income of hypothetical base rate changes in interest rates on our debt investments (considering interest rate floors for floating rate instruments) assuming each floating rate investment is subject to 3-month LIBOR and there are no changes in our investment and borrowing structure:

($ in millions)	Interest Income	Interest Expense	Net Income
Up 300 basis points	$280.0	$78.7	$201.3
Up 200 basis points	$186.7	$52.5	$134.2
Up 100 basis points	$93.3	$26.2	$67.1
Down 50 basis points	$(42.0)	$(13.1)	$(28.9)
Down 100 basis points	$(48.8)	$(26.2)	$(22.6)
Down 150 basis points	$(54.8)	$(39.4)	$(15.4)

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

(b)	Changes in Internal Controls Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in Part I, “ITEM 1A. RISK FACTORS” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019.

Political, social and economic uncertainty, including uncertainty related to the COVID-19 pandemic, creates and exacerbates risks.

Social, political, economic and other conditions and events (such as natural disasters, epidemics and pandemics, terrorism, conflicts and social unrest) will occur that create uncertainty and have significant impacts on issuers, industries, governments and other systems, including the financial markets, to which companies and their investments are exposed. As global systems, economies and financial markets are increasingly interconnected, events that once had only local impact are now more likely to have regional or even global effects. Events that occur in one country, region or financial market will, more frequently, adversely impact issuers in other countries, regions or markets, including in established markets such as the U.S. These impacts can be exacerbated by failures of governments and societies to adequately respond to an emerging event or threat.

Uncertainty can result in or coincide with, among other things: increased volatility in the financial markets for securities, derivatives, loans, credit and currency; a decrease in the reliability of market prices and difficulty in valuing assets (including portfolio company assets); greater fluctuations in spreads on debt investments and currency exchange rates; increased risk of default (by both government and private obligors and issuers); further social, economic, and political instability; nationalization of private enterprise; greater governmental involvement in the economy or in social factors that impact the economy; changes to governmental regulation and supervision of the loan, securities, derivatives and currency markets and market participants and decreased or revised monitoring of such markets by governments or self-regulatory organizations and reduced enforcement of regulations; limitations on the activities of investors in such markets; controls or restrictions on foreign investment, capital controls and limitations on repatriation of invested capital; the significant loss of liquidity and the inability to purchase, sell and otherwise fund investments or settle transactions (including, but not limited to, a market freeze); unavailability of currency hedging techniques; substantial, and in some periods extremely high, rates of inflation, which can last many years and have substantial negative effects on credit and securities markets as well as the economy as a whole; recessions; and difficulties in obtaining and/or enforcing legal judgments.

For example, in December 2019, COVID-19 emerged in China and has since spread rapidly to other countries, including the United States. This outbreak has led and for an unknown period of time will continue to lead to disruptions in local, regional, national and global markets and economies affected thereby. With respect to the U.S. credit markets (in particular for middle market loans), this outbreak has resulted in, and until fully resolved is likely to continue to result in, the following among other things: (i) government imposition of various forms of shelter in place orders and the closing of "non-essential" businesses, resulting in significant disruption to the businesses of many middle-market loan borrowers including supply chains, demand and practical aspects of their operations, as well as in lay-offs of employees, and, while these effects are hoped to be temporary, some effects could be persistent or even permanent; (ii) increased draws by borrowers on revolving lines of credit; (iii) increased requests by borrowers for amendments and waivers of their credit agreements to avoid default, increased defaults by such borrowers and/or increased difficulty in obtaining refinancing at the maturity dates of their loans; (iv) volatility and disruption of these markets including greater volatility in pricing and spreads and difficulty in valuing loans during periods of increased volatility, and liquidity issues; and (v) rapidly evolving proposals and/or actions by state and federal governments to address problems being experienced by the markets and by businesses and the economy in general which will not necessarily adequately address the problems facing the loan market and middle market businesses. This outbreak is having, and any future outbreaks could have, an adverse impact on the markets and the economy in general, which could have a material adverse impact on, among other things, the ability of lenders to originate loans, the volume and type of loans originated, and the volume and type of amendments and waivers granted to borrowers and remedial actions taken in the event of a borrower default, each of which could negatively impact the amount and quality of loans available for investment by us and returns to us, among other things. As of the date of this Quarterly Report, it is impossible to determine the scope of this outbreak, or any future outbreaks, how long any such outbreak, market disruption or uncertainties may last, the effect any governmental actions will have or the full potential impact on us and our portfolio companies.

Although it is impossible to predict the precise nature and consequences of these events, or of any political or policy decisions and regulatory changes occasioned by emerging events or uncertainty on applicable laws or regulations that impact us, our portfolio companies and our investments, it is clear that these types of events are impacting and will, for at least some time, continue to impact us and our portfolio companies and, in many instances, the impact will be adverse and profound. For example, middle market companies in which we may invest are being significantly impacted by these emerging events and the uncertainty caused by these events. The effects of a public health emergency may materially and adversely impact (i) the value and performance of us and our portfolio companies, (ii) the ability of our borrowers to continue to meet loan covenants or repay loans provided by us on a timely basis or at all, which may require us to restructure our investments or write down the value of our investments, (iii) our ability to repay debt obligations, on a timely basis or at all, or (iv) our ability to source, manage and divest investments and achieve our investment objectives, all of which could result in significant losses to us.

If the economy is unable to substantially reopen, and high levels of unemployment continue for an extended period of time, loan delinquencies, loan non-accruals, problem assets, and bankruptcies may increase. In addition, collateral for our loans may decline in value, which could cause loan losses to increase and the net worth and liquidity of loan guarantors could decline, impairing their ability to honor commitments to us. An increase in loan delinquencies and non-accruals or a decrease in loan collateral and guarantor net worth could result in increased costs and reduced income which would have a material adverse effect on our business, financial condition or results of operations

We will also be negatively affected if the operations and effectiveness of us or a portfolio company (or any of the key personnel or service providers of the foregoing) is compromised or if necessary or beneficial systems and processes are disrupted.

The COVID-19 pandemic has caused severe disruptions in the U.S. economy and has disrupted financial activity in the areas in which we or our portfolio companies operate.

The COVID-19 pandemic has resulted in numerous deaths, adversely impacted global commercial activity and contributed to significant volatility in certain equity and debt markets. The global impact of the outbreak is rapidly evolving, and many countries have reacted by instituting quarantines, prohibitions on travel and the closure of offices, businesses, schools, retail stores and other public venues. Businesses are also implementing similar precautionary measures. Such measures, as well as the general uncertainty surrounding the dangers and impact of COVID-19, have created significant disruption in supply chains and economic activity and are having a particularly adverse impact on transportation, hospitality, tourism, entertainment and other industries, including industries in which certain of our portfolio companies operate. The impact of COVID-19 has led to significant volatility and declines in the global public equity markets and it is uncertain how long this volatility will continue. As COVID-19 continues to spread, the potential impacts, including a global, regional or other economic recession, are increasingly uncertain and difficult to assess.  Some economists and major investment banks have expressed concern that the continued spread of the virus globally could lead to a world-wide economic downturn.

Disruptions in the capital markets caused by the COVID-19 pandemic have increased the spread between the yields realized on risk-free and higher risk securities, resulting in illiquidity in parts of the capital markets. These and future market disruptions and/or illiquidity would be expected to have an adverse effect on our business, financial condition, results of operations and cash flows. Unfavorable economic conditions also would be expected to increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. These events have limited and could continue to limit our investment originations, limit our ability to grow and have a material negative impact on our and our portfolio companies’ operating results and the fair values of our debt and equity investments.

Any public health emergency, including the COVID-19 pandemic or any outbreak of other existing or new epidemic diseases, or the threat thereof, and the resulting financial and economic market uncertainty could have a significant adverse impact on us and the fair value of our investments and our portfolio companies.

The extent of the impact of any public health emergency, including the COVID-19 pandemic, on our and our portfolio companies’ operational and financial performance will depend on many factors, including the duration and scope of such public health emergency, the actions taken by governmental authorities to contain its financial and economic impact, the extent of any related travel advisories and restrictions implemented, the impact of such public health emergency on overall supply and demand, goods and services, investor liquidity, consumer confidence and levels of economic activity and the extent of its disruption to important global, regional and local supply chains and economic markets, all of which are highly uncertain and cannot be predicted. In addition, our and our portfolio companies’ operations may be significantly impacted, or even temporarily or permanently halted, as a result of government quarantine measures, voluntary and precautionary restrictions on travel or meetings and other factors related to a public health emergency, including its potential adverse impact on the health of any of our or our portfolio companies’ personnel. This could create widespread business continuity issues for us and our portfolio companies.

These factors may also cause the valuation of our investments to differ materially from the values that we may ultimately realize. Our valuations, and particularly valuations of private investments and private companies, are inherently uncertain, may fluctuate over short periods of time and are often based on estimates, comparisons and qualitative evaluations of private information.

As a result, our valuations may not show the completed or continuing impact of the COVID-19 pandemic and the resulting measures taken in response thereto. Any public health emergency, including the COVID-19 pandemic or any outbreak of other existing or new epidemic diseases, or the threat thereof, and the resulting financial and economic market uncertainty could have a significant adverse impact on us and the fair value of our investments and our portfolio companies.

The capital markets are currently in a period of disruption and economic uncertainty. Such market conditions have materially and adversely affected debt and equity capital markets, which have had, and may continue to have, a negative impact on our business and operations.

The U.S. capital markets have experienced extreme volatility and disruption following the global outbreak of COVID-19 that began in December 2019, as evidenced by the volatility in global stock markets as a result of, among other things, uncertainty surrounding the COVID-19 pandemic and the fluctuating price of commodities such as oil. Despite actions of the U.S. federal government and foreign governments, these events have contributed to worsening general economic conditions that are materially and adversely impacting the broader financial and credit markets and reducing the availability of debt and equity capital for the market as a whole. These conditions could continue for a prolonged period of time or worsen in the future.

Given the ongoing and dynamic nature of the circumstances, it is difficult to predict the full impact of the COVID-19 pandemic on our business. The extent of such impact will depend on future developments, which are highly uncertain, including when the coronavirus can be controlled and abated and when and how the economy may be reopened. As the result of the COVID-19 pandemic and the related adverse local and national economic consequences, we could be subject to any of the following risks, any of which could have a material, adverse effect on our business, financial condition, liquidity, and results of operations:

•

Current market conditions may make it difficult to raise equity capital because, subject to some limited exceptions, as a BDC, we are generally not able to issue additional shares of our common stock at a price less than the NAV per share without first obtaining approval for such issuance from our stockholders and our independent directors.   In addition, these market conditions may make it difficult to access or obtain new indebtedness with similar terms to our existing indebtedness.

•

Significant changes or volatility in the capital markets may also have a negative effect on the valuations of our investments. While most of our investments are not publicly traded, applicable accounting standards require us to assume as part of our valuation process that our investments are sold in a principal market to market participants (even if we plan on holding an investment through its maturity).

•

Significant changes in the capital markets, such as the recent disruption in economic activity caused by the COVID-19 pandemic, have adversely affected, and may continue to adversely affect, the pace of our investment activity and economic activity generally. Additionally, the recent disruption in economic activity caused by the COVID-19 pandemic has had, and may continue to have, a negative effect on the potential for liquidity events involving our investments. The illiquidity of our investments may make it difficult for us to sell such investments to access capital if required, and as a result, we could realize significantly less than the value at which we have recorded our investments if we were required to sell them for liquidity purposes. An inability to raise or access capital, and any required sale of all or a portion of our investments as a result, could have a material adverse effect on our business, financial condition or results of operations.

The current period of capital markets disruption and economic uncertainty may make it difficult to extend the maturity of, or refinance, our existing indebtedness or obtain new indebtedness and any failure to do so could have a material adverse effect on our business, financial condition or results of operations.

Current market conditions may make it difficult to extend the maturity of or refinance our existing indebtedness or obtain new indebtedness with similar terms and any failure to do so could have a material adverse effect on our business. The debt capital that will be available to us in the future, if at all, may be at a higher cost and on less favorable terms and conditions than what we currently experience, including being at a higher cost in rising rate environments. If we are unable to raise or refinance debt, then our equity investors may not benefit from the potential for increased returns on equity resulting from leverage and we may be limited in our ability to make new commitments or to fund existing commitments to our portfolio companies. An inability to extend the maturity of, or refinance, our existing indebtedness or obtain new indebtedness could have a material adverse effect on our business, financial condition or results of operations.

Global economic, political and market conditions may adversely affect our business, financial condition and results of operations, including our revenue growth and profitability.

The current worldwide financial markets situation, as well as various social and political tensions in the United States and around the world (including wars and other forms of conflict, terrorist acts, security operations and catastrophic events such as fires, floods, earthquakes, tornadoes, hurricanes and global health epidemics), may contribute to increased market volatility, may have long term effects on the United States and worldwide financial markets, and may cause economic uncertainties or deterioration in the United States and worldwide. For example, the outbreak in December 2019 of COVID-19, continues to adversely impact global commercial activity and has contributed to significant volatility in financial markets. We monitor developments and seek to manage our investments in a manner consistent with achieving our investment objective, but there can be no assurance that we will be successful in doing so. See “—Political, social and economic uncertainty, including uncertainty related to the COVID-19 pandemic, creates and exacerbates risks.”

Economic recessions or downturns could impair our portfolio companies and harm our operating results.

Many of our portfolio companies may be susceptible to economic slowdowns or recessions and may be unable to repay our debt investments during these periods. The recent global outbreak of COVID-19 has disrupted economic markets, and the prolonged economic impact is uncertain. Some economists and major investment banks have expressed concern that the continued spread of the virus globally could lead to a world-wide economic downturn. Many manufacturers of goods in China and other countries in Asia have seen a downturn in production due to the suspension of business and temporary closure of factories in an attempt to curb the spread of the illness. As the impact of COVID-19 spreads to other parts of the world, similar impacts may occur with respect to affected countries. In the past, instability in the global capital markets resulted in disruptions in liquidity in the debt capital markets, significant write-offs in the financial services sector, the re-pricing of credit risk in the broadly syndicated credit market and the failure of major domestic and international financial institutions. In particular, in past periods of instability, the financial services sector was negatively impacted by significant write-offs as the value of the assets held by financial firms declined, impairing their capital positions and abilities to lend and invest. In addition, continued uncertainty surrounding the negotiation of trade deals between Britain and the European Union following the United Kingdom’s exit from the European Union and uncertainty between the United States and other countries, including China, with respect to trade policies, treaties, and tariffs, among other factors, have caused disruption in the global markets. There can be no assurance that market conditions will not worsen in the future.

In an economic downturn, we may have non-performing assets or non-performing assets may increase, and the value of our portfolio is likely to decrease during these periods. Adverse economic conditions may also decrease the value of any collateral securing our loans. A severe recession may further decrease the value of such collateral and result in losses of value in our portfolio and a decrease in our revenues, net income, assets and net worth. Unfavorable economic conditions also could increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us on terms we deem acceptable. These events could prevent us from increasing investments and harm our operating results.

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

Terrorist attacks, acts of war, global health emergencies or natural disasters may impact the businesses in which we invest and harm our business, operating results and financial condition.

Terrorist acts, acts of war, global health emergencies or natural disasters may disrupt our operations, as well as the operations of the businesses in which we invest. Such acts have created, and continue to create, economic and political uncertainties and have contributed to global economic instability. Future terrorist activities, military or security operations, global health emergencies or natural disasters could further weaken the domestic/global economies and create additional uncertainties, which may negatively impact the businesses in which we invest directly or indirectly and, in turn, could have a material adverse impact on our business, operating results and financial condition. Losses from terrorist attacks, global health emergencies and natural disasters are generally uninsurable.

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

We and our service providers are currently impacted by quarantines and similar measures being enacted by governments in response to COVID-19, which are obstructing the regular functioning of business workforces (including requiring employees to work from external locations and their homes). Accordingly, the risks described above are heightened under current conditions.

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

•	changes in regulatory policies or tax guidelines, particularly with respect to RICs or business development companies;
•	loss of RIC tax treatment or business development company status;
•	distributions that exceed our net investment income and net income as reported according to U.S. GAAP;
•	changes in earnings or variations in operating results;
•	changes in accounting guidelines governing valuation of our investments;
•	any shortfall in revenue or net income or any increase in losses from levels expected by investors;
•	departure of our Adviser or certain of its key personnel;
•	general economic trends and other external factors;
•	loss of a major funding source; and
•	the length and duration of the COVID-19 outbreak in the U.S. as well as worldwide and the magnitude of the economic impact of that outbreak.

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

The United Kingdom's Financial Conduct Authority (the “FCA”), which regulates LIBOR, announced that it will not compel panel banks to contribute to LIBOR after 2021. It is unclear if at that time LIBOR will cease to exist or if new methods of calculating LIBOR will be established such that it continues to exist after 2021. Central banks and regulators in a number of major jurisdictions (for example, United States, United Kingdom, European Union, Switzerland and Japan) have convened working groups to find, and implement the transition to, suitable replacements for interbank offered rates (“IBORs”). To identify a successor rate for U.S. dollar LIBOR, the Alternative Reference Rates Committee (“ARRC”), a U.S.-based group convened by the Federal Reserve Board and the Federal Reserve Bank of New York, was formed. The ARRC has identified the Secured Overnight Financing Rate (“SOFR”) as its preferred alternative rate for LIBOR. SOFR is a measure of the cost of borrowing cash overnight, collateralized by U.S. Treasury securities, and is based on directly observable U.S. Treasury-backed repurchase transactions. In addition, on March 25, 2020, the FCA stated that although the central assumption that firms cannot rely on LIBOR being published after the end of 2021 has not changed, the outbreak of COVID-19 has impacted the timing of many firms’ transition planning, and the FCA will continue to assess the impact of the COVID-19 outbreak on transition timelines and update the marketplace as soon as possible. Although SOFR appears to be the preferred replacement rate for U.S. dollar LIBOR, at this time, it is not possible to predict the effect of any such changes, any establishment of alternative reference rates or other reforms to LIBOR that may be enacted in the United States, United Kingdom or elsewhere or, whether the COVID-19 outbreak will have further effect on LIBOR transition plans,. The elimination of LIBOR or any other changes or reforms to the determination or supervision of LIBOR could have an adverse impact on the market for or value of any LIBOR-linked securities, loans, and other financial obligations or extensions of credit held by or due to us or on our overall financial condition or results of operations. In addition, if LIBOR ceases to exist, we may need to renegotiate the credit agreements extending beyond 2021 with our portfolio companies that utilize LIBOR as a factor in determining the interest rate, in order to replace LIBOR with the new standard that is established, which may have an adverse effect on our overall financial condition or results of operations. Following the replacement of LIBOR, some or all of these credit agreements may bear interest at a lower interest rate, which could have an adverse impact on our results of operations. Moreover, if LIBOR ceases to exist, we may need to renegotiate certain terms of our credit facilities. If we are unable to do so, amounts drawn under our credit facilities may bear interest at a higher rate, which would increase the cost of our borrowings and, in turn, affect our results of operations.

Effective on March 31, 2021 (unless we receive earlier shareholder approval), our asset coverage requirement will reduce from 200% to 150%, which may increase the risk of investing with us.

On March 31, 2020, our board of directors, including a “required majority” (as such term is defined in Section 57(o) of the 1940 Act) of our board of directors, approved the application of the modified asset coverage requirements set forth in Section 61(a)(2) of the 1940 Act, as amended by the Small Business Credit Availability Act. As a result, effective on March 31, 2021 (unless we receive earlier shareholder approval), our asset coverage ratio applicable to senior securities will be reduced from 200% to 150%, and the risks associated with an investment in us may increase. We are seeking shareholder approval for the application of the modified asset coverage requirements set forth in Section 61(a)(2) of the 1940 Act, as amended by the Small Business Credit Availability Act, at our shareholder meeting to be held on June 8, 2020.

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

The amount of leverage that we employ will depend on the Adviser’s and the Board’s assessment of market and other factors at the time of any proposed borrowing. There can be no assurance that leveraged financing will be available to us on favorable terms or at all. However, to the extent that we use leverage to finance our assets, our financing costs will reduce cash available for distributions to shareholders. Moreover, we may not be able to meet our financing obligations and, to the extent that we cannot, we risk the loss of some or all of our assets to liquidation or sale to satisfy the obligations. In such an event, we may be forced to sell assets at significantly depressed prices due to market conditions or otherwise, which may result in losses.

As a BDC, generally, the ratio of our total assets (less total liabilities other than indebtedness represented by senior securities) to our total indebtedness represented by senior securities plus any preferred stock, if any, must be at least 200%; however, legislation enacted in March 2018 has modified the 1940 Act by allowing a BDC to increase the maximum amount of leverage it may incur from an asset coverage ratio of 200% to an asset coverage  ratio of 150%, if certain requirements are met. On March 31, 2020, our board of directors, including a “required majority” (as such term is defined in Section 57(o) of the 1940 Act) of our board of directors, approved the application of the modified asset coverage requirements set forth in Section 61(a)(2) of the 1940 Act, as amended by the Small Business Credit Availability Act. As a result, effective on March 31, 2021 (unless we receive earlier shareholder approval), our asset coverage ratio applicable to senior securities will be reduced from 200% to 150%, and the risks associated with an investment in us may increase. If this ratio declines below 200% (or, after March 31, 2021 (unless we receive earlier shareholder approval), 150%), we cannot incur additional debt and could be required to sell a portion of our investments to repay some indebtedness when it may be disadvantageous to do so. This could have a material adverse effect on our operations, and we may not be able to service our debt or make distributions. On March 31, 2020, the Company’s board of directors, including a “required majority” (as such term is defined in Section 57(o) of the 1940 Act) of the Company’s board of directors, approved the application of the modified asset coverage requirements set forth in Section 61(a)(2) of the 1940 Act, as amended by the Small Business Credit Availability Act. As a result, effective on March 31, 2021 (unless the Company receives earlier shareholder approval), the Company’s asset coverage requirement applicable to senior securities will be reduced from 200% to 150%.

We are subject to certain risks as a result of our interests in the CLO Preferred Shares.

Under the terms of the respective loan sale agreement governing the $596 million term debt securitization transaction (the "CLO I Transaction") we completed on May 28, 2019 (the "CLO I Closing Date"),the $396.6 million term debt securitization transaction (the "CLO II Transaction") we completed on December 12, 2019 (the "CLO II Closing Date") and the $395.31 million term debt securitization transaction (the “CLO III Transaction”) we completed on March 26, 2020 (the “CLO III Closing Date”) (each a “CLO Transaction” and, collectively, the “CLO Transactions”), we and ORCC Financing II, ORCC Financing III and ORCC Financing IV respectively sold and/or contributed to Owl Rock CLO I, Ltd., an exempted company incorporated in the Cayman Islands with limited liability (the "CLO I Issuer”), Owl Rock CLO II, Ltd. an exempted company incorporated in the Cayman Islands with limited liability (the “CLO II Issuer”) and Owl Rock CLO III, Ltd., an exempted company incorporated in the Cayman Islands with limited liability (the “CLO III Issuer”) (each a “CLO Issuer” and collectively, the “CLO Issuers”) all of the ownership interest in the portfolio loans and participations held by the CLO Issuers on the CLO I Closing Date, the CLO II Closing Date and the CLO III Closing Date respectively for the purchase price and other consideration set forth in such loan sale agreements. As a result of the CLO Transactions, we hold all of the preferred shares issued by the CLO I Issuer (the “CLO I Preferred Shares”), the preferred shares issued by the CLO II Issuer (the “CLO II Preferred Shares”) and the preferred shares issued by the CLO III Issuer (the “CLO III Preferred Shares”) (collectively, the “CLO Preferred Shares”), which comprise 100% of the equity interests, in the CLO Issuers and the CLO Issuers in turn owns 100% of the equity of  Owl Rock CLO I, LLC, a Delaware limited liability company (the “CLO I Co-Issuer”), CLO II Issuer in turn owns 100% of the equity of Owl Rock CLO II, LLC, a Delaware limited liability company (the “CLO II Issuer”) and the CLO III Issuer in turn owns 100% of the equity of Owl Rock CLO III, LLC, a Delaware limited liability company (the “CLO III Issuer”) (each a “CLO Co-Issuer” and collectively, the “CLO Co-Issuers”). As a result, we expect to consolidate the financial statements of the CLO Issuers in our consolidated financial statements. However, once contributed to a CLO, the underlying loans and participation interests have been securitized and are no longer our direct investment, and the risk return profile has been altered. In general, rather than holding interests in the underlying loans and participation interests, the CLO Transaction resulted in us holding equity interests in the CLO Issuers, with the CLO Issuers holding the underlying loans. As a result, we are subject both to the risks and benefits associated with the equity interests of the CLO (i.e., the CLO Preferred Shares) and, indirectly, the risks and benefits associated with the underlying loans and participation interests held by the CLO Issuers.

The subordination of the CLO Preferred Shares will affect our right to payment.

        The respective CLO Preferred Shares are subordinated to the notes issued and amounts borrowed by the CLO I Issuer and the CLO I Co-Issuer (the “CLO I Debt”), the notes issued and amounts borrowed by the CLO II Issuer and the CLO II Co-Issuer (the “CLO II Debt”) and the notes issued and amounts borrowed by the CLO III Issuer and the CLO III Co-Issuer (the “CLO III Debt”) (collectively, the “CLO Debt”), respectively and certain fees and expenses. If an overcollateralization test or an interest coverage test is not satisfied as of a determination date, the proceeds from the underlying loans otherwise payable to the CLO Issuers (which the CLO Issuers could have distributed with respect to the respective CLO Preferred Shares) will be diverted to the payment of principal on the respective CLO Debt. See "—The CLO Indentures require mandatory redemption of CLO Debt for failure to satisfy coverage tests, which would reduce the amounts available for distribution to us."

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

        The second such test, the overcollateralization test compares the adjusted collateral principal amount of the portfolio of collateral obligations of the respective CLO Issuer to the aggregate outstanding principal amount of the respective CLO Debt. To satisfy this second test at any time, this adjusted collateral principal amount for CLO I must equal at least 138.46% of the outstanding principal amount of the CLO I Debt, 138.50% for CLO II and 138.46% for CLO III. In this test, certain reductions are applied to the principal balance of collateral obligations in connection with certain events, such as defaults or ratings downgrades to "CCC" levels or below with respect to the loans held by the CLO Issuers. These adjustments increase the likelihood that this test is not satisfied.

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

On January 31, 2020, pursuant to our dividend reinvestment plan, we issued 2,823,048 shares of our common stock, at a price of $15.22 per share, to stockholders of record as of December 31, 2019 that did not opt out of our dividend reinvestment plan in order to satisfy the reinvestment portion of our dividends. This issuance was not subject to the registration requirements of the Securities Act of 1933, as amended.

 Item 3. Defaults Upon Senior Securities.

None.

 Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

Exhibit Number		Description of Exhibits

3.1		Articles of Amendment and Restatement, dated March 1, 2016 (incorporated by reference to Exhibit 3.1 to the Company's Registration Statement on Form 10 filed on April 11, 2016).
3.3		Bylaws, dated January 11, 2016 (incorporated by reference to Exhibit 3.2 to the Company's Quarterly Report on Form 10-Q filed on April 11, 2016).
10.1	*

Amendment No. 5 to Credit Agreement, dated as of March 17, 2020, by and between ORCC Financing II LLC, as Borrower, Natixis, New York Branch, as administrative agent, State Street Bank and Trust Company, as Collateral Agent, Collateral Administrator and Custodian, Cortland Capital Market Services LLC, as Document Custodian, and the Lenders identified therein

10.2*		Indenture and Security Agreement, dated as of March 26, 2020, by and between Owl Rock CLO III, Ltd., as Issuer, Owl Rock CLO III, LLC, as Co-Issuer and State Street Bank and Trust Company, as Trustee.

10.3*		Collateral Management Agreement, dated as of March 26, 2020, by and between Owl Rock CLO III, Ltd., as issuer, and Owl Rock Capital Advisors LLC, as collateral manager.

10.4*		Loan Sale Agreement, dated as of March 26, 2020, by and between Owl Rock Capital Corporation, as seller, and Owl Rock CLO III, Ltd., as purchaser.

10.5*		Loan Sale Agreement, dated as of March 26, 2020, by and between ORCC Financing IV LLC, as seller, and Owl Rock CLO III, Ltd., as purchaser.

10.6

Second Amended and Restated Investment Advisory Agreement, between Owl Rock Capital Corporation and Owl Rock Capital Advisors, dated March 31, 2020 (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on April 1, 2020).

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

*Filed herein.

**Furnished herein.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Owl Rock Capital Corporation

Date: May 5, 2020	By:	/s/ Craig W. Packer
Craig W. Packer
Chief Executive Officer

Owl Rock Capital Corporation

Date: May 5, 2020	By:	/s/ Alan Kirshenbaum
Alan Kirshenbaum
Chief Operating Officer and Chief Financial Officer