Form 10-Q
period 2020-06-30
Owl Rock Capital Corp
filed 2020-08-05
CIK 1655888

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2020

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

As of August 4, 2020 the registrant had 384,686,586 shares of common stock, $0.01 par value per share, outstanding.

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

PART I. CONSOLIDATED FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

Owl Rock Capital Corporation

Consolidated Statements of Assets and Liabilities

(Amounts in thousands, except share and per share amounts)

	June 30, 2020 (Unaudited)	December 31, 2019
Assets
Investments at fair value
Non-controlled, non-affiliated investments (amortized cost of $9,358,260 and $8,738,520, respectively)	$9,052,040	$8,709,700
Controlled, affiliated investments (amortized cost of $167,652 and $90,336, respectively)	158,690	89,525
Total investments at fair value (amortized cost of $9,525,912 and $8,828,856, respectively)	9,210,730	8,799,225
Cash (restricted cash of $7,964 and $7,587, respectively)	187,985	317,159
Interest receivable	52,078	57,632
Receivable for investments sold	—	9,250
Receivable from a controlled affiliate	2,260	2,475
Prepaid expenses and other assets	44,073	17,878
Total Assets	$9,497,126	$9,203,619
Liabilities
Debt (net of unamortized debt issuance costs of $55,111 and $44,302, respectively)	$3,494,872	$3,038,232
Distribution payable	150,028	137,245
Management fee payable	17,301	16,256
Payables to affiliates	3,314	5,775
Payable for investments purchased	212,989	—
Accrued expenses and other liabilities	32,859	28,828
Total Liabilities	3,911,363	3,226,336
Commitments and contingencies (Note 7)
Net Assets
Common shares $0.01 par value, 500,000,000 shares authorized; 384,686,586 and 392,129,619 shares issued and outstanding, respectively	3,847	3,921
Additional paid-in-capital	5,875,597	5,955,610
Total distributable earnings (losses)	(293,681)	17,752
Total Net Assets	5,585,763	5,977,283
Total Liabilities and Net Assets	$9,497,126	$9,203,619
Net Asset Value Per Share	$14.52	$15.24

The accompanying notes are an integral part of these consolidated financial statements.

Owl Rock Capital Corporation

Consolidated Statements of Operations

(Amounts in thousands, except share and per share amounts)

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
Investment Income
Investment income from non-controlled, non-affiliated investments:
Interest income	$183,246	$171,364	$381,639	$317,803
Dividend Income	920	—	920	—
Other income	3,815	2,187	7,966	4,526
Total investment income from non-controlled, non-affiliated investments	187,981	173,551	390,525	322,329
Investment income from controlled, affiliated investments:
Dividend income	2,261	2,584	4,449	5,281
Total investment income from controlled, affiliated investments	2,261	2,584	4,449	5,281
Total Investment Income	190,242	176,135	394,974	327,610
Expenses
Interest expense	39,185	36,858	73,142	71,587
Management fee	34,602	15,455	68,392	30,641
Performance based incentive fees	22,603	—	48,198	—
Professional fees	3,300	2,342	6,452	4,475
Directors' fees	221	133	454	276
Other general and administrative	1,741	1,946	3,905	3,551
Total Operating Expenses	101,652	56,734	200,543	110,530
Management and incentive fees waived (Note 3)	(39,904)	—	(82,394)	—
Net Operating Expenses	61,748	56,734	118,149	110,530
Net Investment Income (Loss) Before Taxes	128,494	119,401	276,825	217,080
Excise tax expense (benefit)	(668)	(221)	1,407	1,452
Net Investment Income (Loss) After Taxes	$129,162	$119,622	$275,418	$215,628
Net Realized and Change in Unrealized Gain (Loss)
Net change in unrealized gain (loss):
Non-controlled, non-affiliated investments	$167,515	$4,042	$(276,620)	$20,470
Controlled affiliated investments	6,748	1,016	(8,151)	3,062
Translation of assets and liabilities in foreign currencies	205	—	124	(22)
Total Net Change in Unrealized Gain (Loss)	174,468	5,058	(284,647)	23,510
Net realized gain (loss):
Non-controlled, non-affiliated investments	—	(179)	348	(183)
Foreign currency transactions	(11)	169	(90)	203
Total Net Realized Gain (Loss)	(11)	(10)	258	20
Total Net Realized and Change in Unrealized Gain (Loss)	174,457	5,048	(284,389)	23,530
Net Increase (Decrease) in Net Assets Resulting from Operations	$303,619	$124,670	$(8,971)	$239,158
Earnings Per Share - Basic and Diluted	$0.79	$0.44	$(0.02)	$0.92
Weighted Average Shares Outstanding - Basic and Diluted	385,469,952	284,750,731	389,455,832	260,453,529

The accompanying notes are an integral part of these consolidated financial statements.

Owl Rock Capital Corporation

Consolidated Schedules of Investments

As of June 30, 2020

(Amounts in thousands, except share amounts)

(Unaudited)

Company(1)(17)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(3)(27)	Fair Value	Percentage of Net Assets
Non-controlled/non-affiliated portfolio company investments(2)
Debt Investments
Advertising and media
IRI Holdings, Inc.(4)(7)(25)	First lien senior secured loan	L + 4.25%	12/1/2025	$14,775	$14,655	$14,147	0.3%
PAK Acquisition Corporation (dba Valpak)(4)(5)	First lien senior secured loan	L + 8.00%	6/30/2022	61,725	61,205	61,725	1.1%
Swipe Acquisition Corporation (dba PLI)(4)(7)(25)	First lien senior secured loan	L + 8.00%	6/29/2024	156,669	154,369	125,335	2.2%
				233,169	230,229	201,207	3.6%
Aerospace and defense
Aviation Solutions Midco, LLC (dba STS Aviation)(4)(8)(25)	First lien senior secured loan	L + 6.25% (incl. 6.25% PIK)	1/6/2025	201,614	198,305	171,372	3.1%
Valence Surface Technologies LLC(4)(7)(25)	First lien senior secured loan	L + 5.75%	6/28/2025	99,250	97,968	89,820	1.6%
Valence Surface Technologies LLC(4)(8)(18)(20)(25)	First lien senior secured delayed draw term loan	L + 5.75%	6/28/2021	23,940	23,600	21,096	0.4%
Valence Surface Technologies LLC(4)(8)(18)(25)	First lien senior secured revolving loan	L + 5.75%	6/28/2025	9,951	9,826	9,001	0.2%
				334,755	329,699	291,289	5.3%
Automotive
Mavis Tire Express Services Corp.(4)(7)(23)(25)	First lien senior secured loan	L + 3.25%	3/20/2025	869	812	779	—%
Mavis Tire Express Services Corp.(4)(7)(25)	Second lien senior secured loan	L + 7.57%	3/20/2026	179,905	176,926	166,881	3.0%
Mavis Tire Express Services Corp.(4)(7)(18)(19)(20)(25)	Second lien senior secured delayed draw term loan	L + 8.00%	3/20/2021	—	-	(673)	—%
				180,774	177,738	166,987	3.0%
Buildings and real estate
Associations, Inc.(4)(7)(25)	First lien senior secured loan	L + 7.00% (incl. 3.00% PIK)	7/30/2024	263,276	260,990	259,327	4.6%
Associations, Inc.(4)(7)(18)(20)(25)	First lien senior secured delayed draw term loan	L + 7.00% (incl. 3.00% PIK)	7/30/2021	42,516	42,025	41,627	0.7%
Associations, Inc.(4)(7)(25)	First lien senior secured revolving loan	L + 6.00%	7/30/2024	11,543	11,445	11,370	0.2%
Reef Global, Inc. (fka Cheese Acquisition, LLC)(4)(8)(25)	First lien senior secured loan	L + 5.75% (incl. 1.00% PIK)	11/28/2024	134,350	132,814	126,961	2.3%

Owl Rock Capital Corporation

Consolidated Schedules of Investments

As of June 30, 2020

(Amounts in thousands, except share amounts)

(Unaudited)

Company(1)(17)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(3)(27)	Fair Value	Percentage of Net Assets
Imperial Parking Canada(4)(10)(25)	First lien senior secured loan	C + 6.00% (incl. 1.00% PIK)	11/28/2024	26,016	26,584	24,585	0.4%
Reef Global, Inc. (fka Cheese Acquisition, LLC)(4)(7)(18)(25)	First lien senior secured revolving loan	L + 5.75%	11/28/2023	10,987	10,849	10,087	0.2%
Velocity Commercial Capital, LLC(4)(8)(25)	First lien senior secured loan	L + 7.50%	8/29/2024	63,980	63,292	62,221	1.1%
				552,668	547,999	536,178	9.5%
Business services
Access CIG, LLC(4)(5)(25)	Second lien senior secured loan	L + 7.75%	2/27/2026	58,760	58,221	56,703	1.0%
CIBT Global, Inc.(4)(7)(25)	First lien senior secured loan	L + 3.75%	6/3/2024	848	636	636	—%
CIBT Global, Inc.(4)(7)(25)(30)	Second lien senior secured loan	L + 7.75% (incl. 6.75% PIK)	6/2/2025	59,500	58,393	42,840	0.8%
ConnectWise, LLC(4)(7)(25)	First lien senior secured loan	L + 6.00%	2/28/2025	179,560	177,705	176,866	3.2%
ConnectWise, LLC(4)(18)(19)(25)	First lien senior secured revolving loan	L + 6.00%	2/28/2025	—	(198)	(300)	—%
Entertainment Benefits Group, LLC(4)(7)(25)	First lien senior secured loan	L + 8.25% (incl. 2.50% PIK)	9/30/2025	80,190	79,113	73,775	1.3%
Entertainment Benefits Group, LLC(4)(7)(18)(25)	First lien senior secured revolving loan	L + 8.25% (incl. 2.50% PIK)	9/30/2024	10,096	9,943	9,136	0.2%
Vestcom Parent Holdings, Inc.(4)(8)	Second lien senior secured loan	L + 8.00%	12/19/2024	78,987	78,252	77,013	1.4%
				467,941	462,065	436,669	7.9%
Chemicals
Douglas Products and Packaging Company LLC(4)(7)(25)	First lien senior secured loan	L + 5.75%	10/19/2022	98,441	97,917	96,225	1.7%
Douglas Products and Packaging Company LLC(4)(11)(25)	First lien senior secured revolving loan	P + 4.75%	10/19/2022	9,083	9,047	8,879	0.2%
Innovative Water Care Global Corporation(4)(7)(25)	First lien senior secured loan	L + 5.00%	2/27/2026	148,125	139,280	118,500	2.1%
				255,649	246,244	223,604	4.0%
Consumer products
CD&R Smokey Buyer (fka Radio Systems)(23)(25)(28)	First lien senior secured note	6.75%	7/15/2025	103,250	103,257	107,122	1.9%
Feradyne Outdoors, LLC(4)(7)(25)	First lien senior secured loan	L + 8.25% (incl. 2.00% PIK)	5/25/2023	112,609	111,874	97,970	1.8%

Owl Rock Capital Corporation

Consolidated Schedules of Investments

As of June 30, 2020

(Amounts in thousands, except share amounts)

(Unaudited)

Company(1)(17)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(3)(27)	Fair Value	Percentage of Net Assets
WU Holdco, Inc. (dba Weiman Products, LLC)(4)(7)(25)	First lien senior secured loan	L + 5.50%	3/26/2026	159,299	156,566	155,316	2.8%
WU Holdco, Inc. (dba Weiman Products, LLC)(4)(7)(18)(25)	First lien senior secured revolving loan	L + 5.50%	3/26/2025	13,829	13,609	13,481	0.2%
				388,987	385,306	373,889	6.7%
Containers and packaging
Pregis Topco LLC(4)(5)(23)(25)	First lien senior secured loan	L + 4.00%	8/1/2026	870	822	837	-%
Pregis Topco LLC(4)(5)(25)	Second lien senior secured loan	L + 7.75%	7/30/2027	186,333	182,908	178,414	3.2%
				187,203	183,730	179,251	3.2%
Distribution
ABB/Con-cise Optical Group LLC(4)(8)	First lien senior secured loan	L + 5.00%	6/15/2023	76,015	75,340	68,414	1.2%
ABB/Con-cise Optical Group LLC(4)(8)	Second lien senior secured loan	L + 9.00%	6/17/2024	25,000	24,551	22,000	0.4%
Aramsco, Inc.(4)(5)(25)	First lien senior secured loan	L + 5.25%	8/28/2024	56,766	55,732	54,779	1.0%
Aramsco, Inc.(4)(5)(18)(25)	First lien senior secured revolving loan	L + 5.25%	8/28/2024	4,468	4,323	4,175	0.1%
Endries Acquisition, Inc.(4)(9)(25)	First lien senior secured loan	L + 6.25%	12/10/2025	177,750	175,191	171,529	3.1%
Endries Acquisition, Inc.(4)(9)(18)(20)(25)	First lien senior secured delayed draw term loan	L + 6.25%	12/10/2020	25,497	24,648	23,312	0.4%
Endries Acquisition, Inc.(4)(18)(19)(25)	First lien senior secured revolving loan	L + 6.25%	12/10/2024	—	(350)	(945)	—%
Individual Foodservice Holdings, LLC(4)(8)(25)	First lien senior secured loan	L + 5.75%	11/22/2025	120,773	118,353	114,433	2.0%
Individual Foodservice Holdings, LLC(4)(8)(18)(20)(25)	First lien senior secured delayed draw term loan	L + 5.75%	5/22/2021	9,081	8,380	7,208	0.1%
Individual Foodservice Holdings, LLC(4)(8)(18)(25)	First lien senior secured revolving loan	L + 5.75%	11/22/2024	7,140	6,729	6,015	0.1%
JM Swank, LLC(4)(7)	First lien senior secured loan	L + 7.50%	7/25/2022	115,565	114,530	113,832	2.0%
Offen, Inc.(4)(8)(25)	First lien senior secured loan	L + 5.00%	6/22/2026	14,543	14,415	13,853	0.2%
Offen, Inc.(4)(18)(19)(20)(25)	First lien senior secured delayed draw term loan	L + 5.00%	12/21/2020	—	(46)	(252)	—%
QC Supply, LLC(4)(5)	First lien senior secured loan	L + 6.50% (incl. 0.50% PIK)	12/29/2022	34,491	34,094	31,731	0.6%
QC Supply, LLC(4)(5)(18)	First lien senior secured revolving loan	L + 6.50%	12/29/2021	4,687	4,650	4,290	0.1%
				671,776	660,540	634,374	11.3%

Owl Rock Capital Corporation

Consolidated Schedules of Investments

As of June 30, 2020

(Amounts in thousands, except share amounts)

(Unaudited)

Company(1)(17)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(3)(27)	Fair Value	Percentage of Net Assets
Education
Instructure, Inc.(4)(7)(25)	First lien senior secured loan	L + 7.00%	3/24/2026	77,994	76,877	77,799	1.4%
Instructure, Inc.(4)(18)(19)(25)	First lien senior secured revolving loan	L + 7.00%	3/24/2026	-	(66)	(14)	-%
Learning Care Group (US) No. 2 Inc.(4)(8)(25)	Second lien senior secured loan	L + 7.50%	3/13/2026	26,967	26,566	22,517	0.4%
Severin Acquisition, LLC (dba PowerSchool)(4)(5)(25)	Second lien senior secured loan	L + 6.75%	8/3/2026	112,000	111,205	105,280	1.9%
TSB Purchaser, Inc. (dba Teaching Strategies, Inc.)(4)(7)(25)	First lien senior secured loan	L + 6.00%	5/14/2024	61,897	60,821	60,813	1.1%
TSB Purchaser, Inc. (dba Teaching Strategies, Inc.)(4)(7)(18)(25)	First lien senior secured revolving loan	L + 6.00%	5/14/2024	1,229	1,161	1,155	—%
				280,087	276,564	267,550	4.8%
Energy equipment and services
Liberty Oilfield Services LLC(4)(5)(21)(25)	First lien senior secured loan	L + 7.63%	9/19/2022	13,870	13,745	13,489	0.2%
				13,870	13,745	13,489	0.2%
Financial services
Blackhawk Network Holdings, Inc.(4)(5)(25)	Second lien senior secured loan	L + 7.00%	6/15/2026	106,400	105,589	98,154	1.8%
NMI Acquisitionco, Inc. (dba Network Merchants)(4)(5)(25)	First lien senior secured loan	L + 5.50%	9/6/2022	28,049	27,707	27,418	0.5%
NMI Acquisitionco, Inc. (dba Network Merchants)(4)(5)(25)	First lien senior secured revolving loan	L + 5.50%	9/6/2022	646	639	632	—%
				135,095	133,935	126,204	2.3%
Food and beverage
Caiman Merger Sub LLC (dba City Brewing)(4)(5)(25)	First lien senior secured loan	L + 5.75%	11/3/2025	176,233	174,633	176,233	3.2%
Caiman Merger Sub LLC (dba City Brewing)(4)(18)(19)(25)	First lien senior secured revolving loan	L + 5.75%	11/1/2024	—	(112)	-	—%
CM7 Restaurant Holdings, LLC(4)(5)(25)	First lien senior secured loan	L + 8.75%	5/22/2023	38,410	37,983	35,721	0.6%
H-Food Holdings, LLC(4)(5)(23)(25)	First lien senior secured loan	L + 4.00%	5/23/2025	14,877	14,760	14,175	0.3%
H-Food Holdings, LLC(4)(5)(25)	Second lien senior secured loan	L + 7.00%	3/2/2026	121,800	119,343	114,492	2.0%
Hometown Food Company(4)(5)(25)	First lien senior secured loan	L + 5.25%	8/31/2023	23,001	22,695	22,771	0.4%
Hometown Food Company(4)(18)(19)(25)	First lien senior secured revolving loan	L + 5.25%	8/31/2023	—	(54)	(42)	—%
Manna Development Group, LLC(4)(5)(25)	First lien senior secured loan	L + 6.00%	10/24/2022	56,367	55,913	51,858	0.9%
Manna Development Group, LLC(4)(5)(18)(25)	First lien senior secured revolving loan	L + 6.00%	10/24/2022	3,382	3,293	3,035	0.1%
Recipe Acquisition Corp. (dba Roland Corporation)(4)(7)	Second lien senior secured loan	L + 8.00%	12/1/2022	32,000	31,717	28,800	0.5%
Sara Lee Frozen Bakery, LLC (fka KSLB Holdings, LLC)(4)(5)(25)	First lien senior secured loan	L + 4.50%	7/30/2025	44,539	43,870	42,535	0.8%

Owl Rock Capital Corporation

Consolidated Schedules of Investments

As of June 30, 2020

(Amounts in thousands, except share amounts)

(Unaudited)

Company(1)(17)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(3)(27)	Fair Value	Percentage of Net Assets
Sara Lee Frozen Bakery, LLC (fka KSLB Holdings, LLC)(4)(5)(18)(25)	First lien senior secured revolving loan	L + 4.50%	7/30/2023	4,320	4,195	3,915	0.1%
Tall Tree Foods, Inc.(4)(5)	First lien senior secured loan	L + 7.25%	8/12/2022	51,250	50,911	48,687	0.9%
Ultimate Baked Goods Midco, LLC(4)(5)(25)	First lien senior secured loan	L + 4.00%	8/11/2025	26,595	26,135	25,864	0.5%
Ultimate Baked Goods Midco, LLC(4)(18)(19)(25)	First lien senior secured revolving loan	L + 4.00%	8/9/2023	-	(71)	(140)	—%
				592,774	585,211	567,904	10.3%
Healthcare providers and services
Confluent Health, LLC.(4)(5)(25)	First lien senior secured loan	L + 5.00%	6/24/2026	17,820	17,667	16,974	0.3%
Geodigm Corporation (dba National Dentex)(4)(8)(14)(25)(30)	First lien senior secured loan	L + 6.87%	12/1/2021	143,745	132,691	122,183	2.2%
GI CCLS Acquisition LLC (fka GI Chill Acquisition LLC)(4)(7)(25)	Second lien senior secured loan	L + 7.50%	8/6/2026	135,400	134,283	131,677	2.4%
KS Management Services, L.L.C.(4)(5)(25)	First lien senior secured loan	L + 4.25%	1/9/2026	124,375	122,927	122,820	2.2%
Nelipak Holding Company(4)(8)(25)	First lien senior secured loan	L + 4.25%	7/2/2026	47,762	46,919	46,209	0.8%
Nelipak Holding Company(4)(7)(25)	First lien senior secured revolving loan	L + 4.25%	7/2/2024	7,371	7,252	7,131	0.1%
Nelipak Holding Company(4)(12)(18)(25)	First lien senior secured revolving loan	E + 4.50%	7/2/2024	3,010	2,785	2,769	—%
Nelipak Holding Company(4)(8)(25)	Second lien senior secured loan	L + 8.25%	7/2/2027	67,006	66,088	64,828	1.2%
Nelipak Holding Company(4)(12)(25)	Second lien senior secured loan	E + 8.50%	7/2/2027	67,502	66,333	64,296	1.2%
Premier Imaging, LLC (dba LucidHealth)(4)(5)(25)	First lien senior secured loan	L + 5.75%	1/2/2025	33,490	32,968	32,402	0.6%
TC Holdings, LLC (dba TrialCard)(4)(7)(25)	First lien senior secured loan	L + 4.50%	11/14/2023	83,752	82,704	83,752	1.5%
TC Holdings, LLC (dba TrialCard)(4)(18)(19)(25)	First lien senior secured revolving loan	L + 4.50%	11/14/2022	—	(74)	—	—%
				731,233	712,543	695,041	12.5%
Healthcare technology
11849573 Canada Inc. (dba Intelerad Medical Systems Incorporated)(4)(8)(21)(25)	First lien senior secured loan	L + 6.25%	2/20/2026	56,561	55,888	54,723	1.0%
11849573 Canada Inc. (dba Intelerad Medical Systems Incorporated)(4)(18)(19)(20)(21)(25)	First lien senior secured delayed draw term loan	L + 6.25%	2/21/2021	—	(27)	(74)	—%
11849573 Canada Inc. (dba Intelerad Medical Systems Incorporated)(4)(5)(18)(21)(25)	First lien senior secured revolving loan	L + 6.25%	2/20/2026	1,156	1,090	972	—%
Bracket Intermediate Holding Corp.(4)(7)(25)	First lien senior secured loan	L + 4.25%	9/5/2025	524	484	484	—%
Bracket Intermediate Holding Corp.(4)(7)(25)	Second lien senior secured loan	L + 8.13%	9/7/2026	26,250	25,811	25,266	0.5%
Definitive Healthcare Holdings, LLC(4)(7)(25)	First lien senior secured loan	L + 5.50%	7/16/2026	197,400	195,669	193,945	3.5%

Owl Rock Capital Corporation

Consolidated Schedules of Investments

As of June 30, 2020

(Amounts in thousands, except share amounts)

(Unaudited)

Company(1)(17)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(3)(27)	Fair Value	Percentage of Net Assets
Definitive Healthcare Holdings, LLC(4)(18)(19)(25)	First lien senior secured delayed draw term loan	L + 5.50%	7/16/2026	—	(188)	(217)	—%
Definitive Healthcare Holdings, LLC(4)(5)(25)	First lien senior secured revolving loan	L + 5.50%	7/16/2024	10,870	10,782	10,679	0.2%
Interoperability Bidco, Inc.(4)(9)(25)	First lien senior secured loan	L + 5.75%	6/25/2026	76,428	75,584	72,607	1.3%
Interoperability Bidco, Inc.(4)(18)(19)(20)(25)	First lien senior secured delayed draw term loan	L + 5.75%	6/25/2021	—	(9)	(310)	—%
Interoperability Bidco, Inc.(4)(8)(25)	First lien senior secured revolving loan	L + 5.75%	6/25/2024	4,000	3,960	3,800	0.1%
				373,189	369,044	361,875	6.6%
Household products
Hayward Industries, Inc.(4)(5)(23)(25)	First lien senior secured loan	L + 3.50%	8/5/2024	918	897	881	—%
Hayward Industries, Inc.(4)(5)(25)	Second lien senior secured loan	L + 8.25%	8/4/2025	52,149	51,397	49,411	0.9%
HGH Purchaser, Inc. (dba Horizon Services)(4)(7)(25)	First lien senior secured loan	L + 6.00%	11/3/2025	77,371	76,316	72,342	1.3%
HGH Purchaser, Inc. (dba Horizon Services)(4)(7)(18)(25)	First lien senior secured revolving loan	L + 6.00%	11/3/2025	3,402	3,272	2,770	—%
HGH Purchaser, Inc. (dba Horizon Services)(4)(18)(19)(20)(25)	First lien senior secured delayed draw term loan	L + 6.00%	11/1/2021	—	(72)	(1,701)	—%
				133,840	131,810	123,703	2.2%
Infrastructure and environmental services
FR Arsenal Holdings II Corp. (dba Applied-Cleveland Holdings, Inc.)(4)(8)	First lien senior secured loan	L + 7.25%	9/8/2022	145,073	143,601	141,446	2.5%
LineStar Integrity Services LLC(4)(7)(25)	First lien senior secured loan	L + 7.25%	2/12/2024	89,306	88,064	81,714	1.5%
				234,379	231,665	223,160	4.0%
Insurance
Ardonagh Midco 2 PLC(21)(25)(28)	Unsecured notes	11.50%	1/15/2027	9,300	9,207	9,207	0.2%
Ardonagh Midco 3 PLC(4)(13)(21)(25)	First lien senior secured loan	G + 7.50%	6/26/2026	86,587	83,728	83,990	1.5%
Ardonagh Midco 3 PLC(4)(12)(21)(25)	First lien senior secured loan	E + 7.50%	6/26/2026	10,027	9,701	9,727	0.2%
Ardonagh Midco 3 PLC(4)(18)(19)(20)(21)(25)	First lien senior secured delayed draw term loan	G + 7.50%	6/26/2022	—	(550)	(551)	—%
Asurion, LLC(4)(5)(23)(25)	Second lien senior secured loan	L + 6.50%	8/4/2025	61,157	61,051	60,698	1.1%
Integrity Marketing Acquisition, LLC(4)(8)(25)	First lien senior secured loan	L + 5.75%	8/27/2025	222,189	218,792	215,522	3.9%
Integrity Marketing Acquisition, LLC(4)(18)(19)(25)	First lien senior secured revolving loan	L + 5.75%	8/27/2025	—	(191)	(445)	—%
KWOR Acquisition, Inc. (dba Worley Claims Services)(4)(5)(25)	First lien senior secured loan	L + 4.00%	6/3/2026	20,415	19,837	19,599	0.4%

Owl Rock Capital Corporation

Consolidated Schedules of Investments

As of June 30, 2020

(Amounts in thousands, except share amounts)

(Unaudited)

Company(1)(17)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(3)(27)	Fair Value	Percentage of Net Assets
KWOR Acquisition, Inc. (dba Worley Claims Services)(4)(18)(19)(20)(25)	First lien senior secured delayed draw term loan	L + 4.00%	6/3/2021	—	(57)	(83)	—%
KWOR Acquisition, Inc. (dba Worley Claims Services)(4)(18)(19)(25)	First lien senior secured revolving loan	L + 3.75%	6/3/2024	—	(92)	(208)	—%
KWOR Acquisition, Inc. (dba Worley Claims Services)(4)(5)(25)	Second lien senior secured loan	L + 7.75%	12/3/2026	49,600	48,935	47,740	0.9%
Norvax, LLC (dba GoHealth)(4)(7)(25)	First lien senior secured loan	L + 6.50%	9/15/2025	200,364	195,711	198,360	3.6%
Norvax, LLC (dba GoHealth)(4)(18)(19)(25)	First lien senior secured revolving loan	L + 6.50%	9/13/2024	—	(155)	(123)	—%
Peter C. Foy & Associated Insurance Services, LLC(4)(8)(25)	First lien senior secured loan	L + 6.25%	3/31/2026	62,205	61,454	61,583	1.1%
Peter C. Foy & Associated Insurance Services, LLC(4)(18)(19)(20)(25)	First lien senior secured delayed draw term loan	L + 6.25%	9/30/2021	—	(220)	(52)	—%
Peter C. Foy & Associated Insurance Services, LLC(4)(8)(18)(20)(25)	First lien senior secured delayed draw term loan	L + 6.25%	9/30/2020	7,894	7,690	7,866	0.1%
Peter C. Foy & Associated Insurance Services, LLC(4)(6)(18)(25)	First lien senior secured revolving loan	L + 6.25%	3/31/2026	558	429	450	—%
RSC Acquisition, Inc (dba Risk Strategies)(4)(7)(25)	First lien senior secured loan	L + 5.50%	10/30/2026	44,654	43,830	43,203	0.8%
RSC Acquisition, Inc (dba Risk Strategies)(4)(18)(19)(25)	First lien senior secured revolving loan	L + 5.50%	10/30/2026	—	(31)	(55)	—%
RSC Acquisition, Inc (dba Risk Strategies)(4)(7)(18)(25)	First lien senior secured delayed draw term loan	L + 5.50%	10/30/2026	545	377	245	—%
THG Acquisition, LLC (dba Hilb)(4)(7)(25)	First lien senior secured loan	L + 5.75%	12/2/2026	59,767	58,369	57,526	1.0%
THG Acquisition, LLC (dba Hilb)(4)(7)(18)(20)(25)	First lien senior secured delayed draw term loan	L + 5.75%	12/2/2021	3,108	2,879	2,649	—%
THG Acquisition, LLC (dba Hilb)(4)(7)(18)(25)	First lien senior secured revolving loan	L + 5.75%	12/2/2025	3,817	3,691	3,607	0.1%
				842,187	824,385	820,455	14.9%
Internet software and services
Accela, Inc.(4)(5)	First lien senior secured loan	L + 4.90% (incl. 1.65% PIK)	9/28/2023	21,898	21,641	21,898	0.4%
Accela, Inc.(4)(18)(19)	First lien senior secured revolving loan	L + 7.00%	9/28/2023	—	—	—	—%
Apptio, Inc.(4)(8)(25)	First lien senior secured loan	L + 7.25%	1/10/2025	50,916	49,879	50,152	0.9%
Apptio, Inc.(4)(18)(19)(25)	First lien senior secured revolving loan	L + 7.25%	1/10/2025	—	(42)	(42)	—%

Owl Rock Capital Corporation

Consolidated Schedules of Investments

As of June 30, 2020

(Amounts in thousands, except share amounts)

(Unaudited)

Company(1)(17)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(3)(27)	Fair Value	Percentage of Net Assets
3ES Innovation Inc. (dba Aucerna)(4)(8)(21)(25)	First lien senior secured loan	L + 5.75%	5/13/2025	39,930	39,508	37,933	0.7%
3ES Innovation Inc. (dba Aucerna)(4)(18)(19)(21)(25)	First lien senior secured revolving loan	L + 5.75%	5/13/2025	—	(39)	(195)	—%
Genesis Acquisition Co. (dba Procare Software)(4)(7)(25)	First lien senior secured loan	L + 4.00%	7/31/2024	17,883	17,628	17,168	0.3%
Genesis Acquisition Co. (dba Procare Software)(4)(7)(18)(20)(25)	First lien senior secured delayed draw term loan	L + 4.00%	7/31/2020	526	489	378	—%
Genesis Acquisition Co. (dba Procare Software)(4)(7)(25)	First lien senior secured revolving loan	L + 4.00%	7/31/2024	2,637	2,601	2,532	—%
H&F Opportunities LUX III S.À R.L (dba Checkmarx)(4)(8)(21)(25)	First lien senior secured loan	L + 7.75%	4/16/2026	42,250	41,017	40,983	0.7%
H&F Opportunities LUX III S.À R.L (dba Checkmarx)(4)(18)(19)(21)(25)	First lien senior secured revolving loan	L + 7.75%	4/16/2026	—	(470)	(488)	—%
Hyland Software, Inc.(4)(5)(25)	Second lien senior secured loan	L + 7.00%	7/7/2025	28,074	27,702	27,605	0.5%
IQN Holding Corp. (dba Beeline)(4)(7)(25)	First lien senior secured loan	L + 5.50%	8/20/2024	190,928	188,820	187,109	3.3%
IQN Holding Corp. (dba Beeline)(4)(7)(18)(25)	First lien senior secured revolving loan	L + 5.50%	8/21/2023	3,576	3,362	3,123	0.1%
Lightning Midco, LLC (dba Vector Solutions)(4)(7)(25)	First lien senior secured loan	L + 5.50%	11/21/2025	139,612	138,494	137,518	2.5%
Lightning Midco, LLC (dba Vector Solutions)(4)(11)(18)(25)	First lien senior secured revolving loan	P + 4.50%	11/21/2023	12,427	12,336	12,226	0.2%
Litera Bidco LLC(4)(7)(25)	First lien senior secured loan	L + 5.25%	5/29/2026	65,581	64,759	64,432	1.2%
Litera Bidco LLC(4)(7)(25)	First lien senior secured revolving loan	L + 5.25%	5/30/2025	5,737	5,676	5,637	0.1%
MINDBODY, Inc.(4)(8)(25)	First lien senior secured loan	L + 8.50% (incl. 1.50% PIK)	2/14/2025	57,746	57,277	50,816	0.9%
MINDBODY, Inc.(4)(8)(25)	First lien senior secured revolving loan	L + 8.00%	2/14/2025	6,071	6,025	5,343	0.1%
SURF HOLDINGS, LLC (dba Sophos Group plc)(4)(7)(21)(25)	Second lien senior secured loan	L + 8.00%	3/6/2028	40,385	39,412	38,365	0.7%
Trader Interactive, LLC (fka Dominion Web Solutions, LLC)(4)(8)(25)	First lien senior secured loan	L + 6.50%	6/17/2024	133,251	132,052	129,920	2.3%
Trader Interactive, LLC (fka Dominion Web Solutions, LLC)(4)(18)(19)(25)	First lien senior secured revolving loan	L + 6.50%	6/15/2023	—	(48)	(160)	—%
				859,428	848,079	832,253	14.9%

Owl Rock Capital Corporation

Consolidated Schedules of Investments

As of June 30, 2020

(Amounts in thousands, except share amounts)

(Unaudited)

Company(1)(17)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(3)(27)	Fair Value	Percentage of Net Assets
Leisure and entertainment
Troon Golf, L.L.C.(4)(7)(16)(25)	First lien senior secured term loan A and B	L + 5.50% (TLA: L + 3.5%; TLB: L + 5.98%)	3/29/2025	176,273	174,499	174,070	3.1%
Troon Golf, L.L.C.(4)(18)(19)(25)	First lien senior secured revolving loan	L + 5.50%	3/29/2025	—	(117)	(180)	—%
				176,273	174,382	173,890	3.1%
Manufacturing
Ideal Tridon Holdings, Inc.(4)(7)(25)	First lien senior secured loan	L + 5.75%	7/31/2024	55,368	54,703	53,430	1.0%
Ideal Tridon Holdings, Inc.(4)(7)(18)(20)(25)	First lien senior secured delayed draw term loan	L + 5.75%	12/25/2020	522	510	494	—%
Ideal Tridon Holdings, Inc.(4)(5)(18)(25)	First lien senior secured revolving loan	L + 5.75%	7/31/2023	3,845	3,792	3,646	0.1%
MHE Intermediate Holdings, LLC(dba Material Handling Services)(4)(7)(25)	First lien senior secured loan	L + 5.00%	3/8/2024	23,830	23,648	22,638	0.4%
PHM Netherlands Midco B.V. (dba Loparex)(4)(7)(25)	First lien senior secured loan	L + 4.50%	8/3/2026	798	736	734	-%
PHM Netherlands Midco B.V. (dba Loparex)(4)(7)(25)	Second lien senior secured loan	L + 8.75%	8/2/2027	112,000	104,761	101,920	1.8%
Professional Plumbing Group, Inc.(4)(7)(25)	First lien senior secured loan	L + 6.75%	4/16/2024	51,947	51,409	49,869	0.9%
Professional Plumbing Group, Inc.(4)(7)(18)(25)	First lien senior secured revolving loan	L + 6.75%	4/16/2023	11,071	10,997	10,575	0.2%
Safety Products/JHC Acquisition Corp.(dba Justrite Safety Group)(4)(8)(25)	First lien senior secured loan	L + 4.50%	6/28/2026	13,412	13,295	12,173	0.2%
Safety Products/JHC Acquisition Corp.(dba Justrite Safety Group)(4)(8)(18)(20)(25)	First lien senior secured delayed draw term loan	L + 4.50%	6/28/2021	725	711	572	—%
				273,518	264,562	256,051	4.6%
Oil and gas
Black Mountain Sand Eagle Ford LLC(4)(7)(25)	First lien senior secured loan	L + 8.25%	8/17/2022	74,220	73,781	70,509	1.3%
Project Power Buyer, LLC (dba PEC-Veriforce)(4)(7)(25)	First lien senior secured loan	L + 5.25%	5/14/2026	32,608	32,253	31,711	0.6%
Project Power Buyer, LLC (dba PEC-Veriforce)(4)(18)(19)(25)	First lien senior secured revolving loan	L + 5.25%	5/14/2025	—	(32)	(88)	—%
Zenith Energy U.S. Logistics Holdings, LLC(4)(7)(25)	First lien senior secured loan	L + 5.50%	12/20/2024	85,365	84,140	83,657	1.5%
Zenith Energy U.S. Logistics Holdings, LLC(4)(18)(19)(20)(25)	First lien senior secured delayed draw term loan	L + 5.50%	1/9/2021	—	(90)	—	—%
				192,193	190,052	185,789	3.4%

Owl Rock Capital Corporation

Consolidated Schedules of Investments

As of June 30, 2020

(Amounts in thousands, except share amounts)

(Unaudited)

Company(1)(17)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(3)(27)	Fair Value	Percentage of Net Assets
Professional services
AmSpec Services Inc.(4)(7)(25)	First lien senior secured loan	L + 5.75%	7/2/2024	111,973	110,479	106,934	1.9%
AmSpec Services Inc.(4)(7)(18)(25)	First lien senior secured revolving loan	L + 4.75%	7/2/2024	14,172	14,004	13,522	0.2%
Cardinal US Holdings, Inc.(4)(5)(21)(25)	First lien senior secured loan	L + 5.00%	7/31/2023	89,734	87,050	87,940	1.6%
DMT Solutions Global Corporation(4)(8)(25)	First lien senior secured loan	L + 7.00%	7/2/2024	58,782	57,083	56,284	1.0%
GC Agile Holdings Limited (dba Apex Fund Services)(4)(7)(21)(25)	First lien senior secured loan	L + 7.00%	6/15/2025	159,674	157,306	154,884	2.8%
GC Agile Holdings Limited (dba Apex Fund Services)(4)(7)(18)(21)(25)	First lien senior secured revolving loan	L + 7.00%	6/15/2023	5,193	4,996	4,881	0.1%
Gerson Lehrman Group, Inc.(4)(9)(25)	First lien senior secured loan	L + 4.25%	12/5/2024	305,263	302,904	301,447	5.4%
Gerson Lehrman Group, Inc.(4)(5)(18)(25)	First lien senior secured revolving loan	L + 4.25%	12/5/2024	13,477	13,317	13,207	0.2%
				758,268	747,139	739,099	13.2%
Specialty retail
BIG Buyer, LLC(4)(8)(25)	First lien senior secured loan	L + 6.50%	11/20/2023	50,205	49,346	48,198	0.9%
BIG Buyer, LLC(4)(18)(19)(20)(25)	First lien senior secured delayed draw term loan	L + 6.50%	12/18/2020	-	(170)	(253)	—%
BIG Buyer, LLC(4)(8)(18)(25)	First lien senior secured revolving loan	L + 6.50%	11/20/2023	1,250	1,169	1,100	—%
EW Holdco, LLC (dba European Wax)(4)(5)(25)	First lien senior secured loan	L + 5.50%	9/25/2024	71,657	71,120	68,791	1.2%
Galls, LLC(4)(7)(25)	First lien senior secured loan	L + 6.75% (incl. 0.50% PIK)	1/31/2025	105,612	104,520	100,331	1.8%
Galls, LLC(4)(7)(18)(25)	First lien senior secured revolving loan	L + 6.25%	1/31/2024	17,106	16,902	16,052	0.3%
				245,830	242,887	234,219	4.2%
Telecommunications
DB Datacenter Holdings Inc.(4)(5)(25)	Second lien senior secured loan	L + 8.00%	4/3/2025	47,409	46,873	46,698	0.8%
				47,409	46,873	46,698	0.8%
Transportation
Lazer Spot G B Holdings, Inc.(4)(8)(25)	First lien senior secured loan	L + 6.00%	12/9/2025	132,867	130,739	130,210	2.3%
Lazer Spot G B Holdings, Inc.(4)(8)(18)(20)(25)	First lien senior secured delayed draw term loan	L + 6.00%	6/9/2021	9,660	9,492	9,439	0.2%
Lazer Spot G B Holdings, Inc.(4)(5)(18)(25)	First lien senior secured revolving loan	L + 6.00%	12/9/2025	10,733	10,313	10,197	0.2%
Lytx, Inc.(4)(5)(25)	First lien senior secured loan	L + 6.00%	2/28/2026	53,884	52,965	52,132	0.9%

Owl Rock Capital Corporation

Consolidated Schedules of Investments

As of June 30, 2020

(Amounts in thousands, except share amounts)

(Unaudited)

Company(1)(17)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(3)(27)	Fair Value	Percentage of Net Assets
Lytx, Inc.(4)(5)(18)(20)(25)	First lien senior secured delayed draw term loan	L + 6.00%	2/28/2022	4,685	4,486	4,075	0.1%
Motus, LLC and Runzheimer International LLC(4)(7)(14)(25)	First lien senior secured loan	L + 6.04%	1/17/2024	58,001	57,061	57,566	1.0%
				269,830	265,056	263,619	4.7%
Total non-controlled/non-affiliated portfolio company debt investments				9,432,325	9,281,482	8,974,447	161.2%

Equity Investments
Food and beverage
CM7 Restaurant Holdings, LLC(25)(26)	LLC Interest	N/A	N/A	340	340	64	—%
H-Food Holdings, LLC(25)(26)	LLC Interest	N/A	N/A	10,875	10,875	10,351	0.2%
				11,215	11,215	10,415	0.2%
Insurance							%
Norvax, LLC (dba GoHealth)(25)(26)	LLC Interest	N/A	N/A	8,182	8,182	10,227	0.2%
				8,182	8,182	10,227	0.2%
Manufacturing							%
Moore Holdings, LLC(21)(25)(26)(29)	LLC Interest	N/A	N/A	31,822	57,381	56,951	1.0%
				31,822	57,381	56,951	1.0%
Total non-controlled/non-affiliated portfolio company equity investments				51,219	76,778	77,593	1.4%
Total non-controlled/non-affiliated portfolio company investments				9,483,544	9,358,260	9,052,040	162.6%

Controlled/affiliated portfolio company investments
Equity Investments
Financial services
Wingspire Capital Holdings LLC(18)(22)(24)(26)	LLC Interest	N/A	N/A	59,814	59,814	59,814	1.1%
				59,814	59,814	59,814	1.1%
Investment funds and vehicles
Sebago Lake LLC(15)(21)(22)(24)(26)	LLC Interest	N/A	N/A	107,838	107,838	98,876	1.8%
				107,838	107,838	98,876	1.8%
Total controlled/affiliated portfolio company investments				167,652	167,652	158,690	2.9%
Total Investments				$9,651,196	$9,525,912	$9,210,730	165.5%

	Interest Rate Swaps as of June 30, 2020
	Company Receives	Company Pays	Maturity Date	Notional Amount	Hedged Instrument	Footnote Reference
Interest rate swap	4.75%	L + 2.545%	12/21/2021	$150,000	2023 Notes	Note 6
Interest rate swap	5.25%	L + 2.937%	4/10/2024	400,000	2024 Notes	Note 6
Total				$550,000

________________

(1)	Certain portfolio company investments are subject to contractual restrictions on sales.
(2)	Unless otherwise indicated, all investments are considered Level 3 investments.
(3)	The amortized cost represents the original cost adjusted for the amortization of discounts and premiums, as applicable, on debt investments using the effective interest method.
(4)

Loan contains a variable rate structure and may be subject to an interest rate floor. Variable rate loans bear interest at a rate that may be determined by reference to either the London Interbank Offered Rate (“LIBOR” or “L”) (which can include one-, two-, three- or six-month LIBOR), Euro Interbank Offered Rate (“EURIBOR” or “E”), British pound sterling LIBOR (“GBPLIBOR” or “G”), or an alternate base rate

Owl Rock Capital Corporation

Consolidated Schedules of Investments

As of June 30, 2020

(Amounts in thousands, except share amounts)

(Unaudited)

(which can include the Federal Funds Effective Rate or the Prime Rate), at the borrower’s option, and which reset periodically based on the terms of the loan agreement.
(5)	The interest rate on these loans is subject to 1 month LIBOR, which as of June 30, 2020 was 0.16%.
(6)	The interest rate on these loans is subject to 2 month LIBOR, which as of June 30, 2020 was 0.23%.
(7)	The interest rate on these loans is subject to 3 month LIBOR, which as of June 30, 2020 was 0.30%.
(8)	The interest rate on these loans is subject to 6 month LIBOR, which as of June 30, 2020 was 0.37%.
(9)	The interest rate on these loans is subject to 12 month LIBOR, which as of June 30, 2020 was 0.55%.
(10)	The interest rate on this loan is subject to 3 month Canadian Dollar Offered Rate (“CDOR” or “C”), which as of June 30, 2020 was 0.52%.
(11)	The interest rate on these loans is subject to Prime, which as of June 30, 2020 was 3.25%.
(12)	The interest rate on this loan is subject to 6 month EURIBOR, which as of June 30, 2020 was (0.31)%.
(13)	The interest rate on this loan is subject to 6 month GBPLIBOR, which as of June 30, 2020 was 0.29%.
(14)

The Company may be entitled to receive additional interest as a result of an arrangement with other lenders in the syndication. In exchange for the higher interest rate, the “last-out” portion is at a greater risk of loss.

(15)	Investment measured at NAV.
(16)

The first lien term loan is comprised of two components: Term Loan A and Term Loan B. The Company's Term Loan A and Term Loan B principal amounts are $34.1 million and $142.2 million, respectively. Both Term Loan A and Term Loan B have the same maturity date. Interest disclosed reflects the blended rate of the first lien term loan. The Term Loan A represents a ‘first out’ tranche and the Term Loan B represents a ‘last out’ tranche. The ‘first out’ tranche has priority as to the ‘last out’ tranche with respect to payments of principal, interest and any amounts due thereunder.

(17)

Unless otherwise indicated, the Company’s portfolio companies are pledged as collateral supporting the amounts outstanding under the Revolving Credit Facility, SPV Asset Facilities and CLOs. See Note 6 “Debt”.

(18)	Position or portion thereof is an unfunded loan commitment. See Note 7 “Commitments and Contingencies”.
(19)

The negative cost is the result of the capitalized discount being greater than the principal amount outstanding on the loan. The negative fair value is the result of the capitalized discount on the loan.

(20)	The date disclosed represents the commitment period of the unfunded term loan. Upon expiration of the commitment period, the funded portion of the term loan may be subject to a longer maturity date.
(21)

This portfolio company is not a qualifying asset under Section 55(a) of the 1940 Act. Under the 1940 Act, the Company may not acquire any non-qualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of total assets. As of June 30, 2020, non-qualifying assets represented 6.7% of total assets as calculated in accordance with the regulatory requirements.

(22)

As defined in the 1940 Act, the Company is deemed to be both an "Affiliated Person" and has "Control" of this portfolio company as the Company owns more than 25% of the portfolio company's outstanding voting securities or has the power to exercise control over management or policies of such portfolio company (including through a management agreement). The Company’s investment in affiliates for the six months ended June 30, 2020, were as follows:

($ in thousands)	Fair value as of December 31, 2019	Gross Additions	Gross Reductions	Change in Unrealized Gains (Losses)	Fair value as of June 30, 2020	Dividend Income	Other Income
Controlled Affiliates
Sebago Lake LLC	$88,077	$18,950	$—	$(8,151)	$98,876	$4,449	$—
Wingspire Capital Holdings LLC	1,448	58,366	—	—	59,814	—	—
Total Controlled Affiliates	$89,525	$77,316	$—	$(8,151)	$158,690	$4,449	$—
(23)	Level 2 investment.
(24)	Investment is not pledged as collateral for the credit facilities.
(25)

Represents co-investment made with the Company’s affiliates in accordance with the terms of the exemptive relief that the Company received from the U.S. Securities and Exchange Commission. See Note 3 “Agreements and Related Party Transactions.”

(26)

Securities acquired in transactions exempt from registration under the Securities Act and may be deemed to be “restricted securities” under the Securities Act. As of June 30, 2020, the aggregate fair value of these securities is $236.3 million or 4.3% of the Company’s net assets. The acquisition dates of the restricted securities are as follows:

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

* Refer to Note 4 “Investments – Sebago Lake LLC,” for further information.

** Refer to Note 3 “Agreements and Related Party Transactions – Controlled/Affiliated Portfolio Companies”.

Owl Rock Capital Corporation

Consolidated Schedules of Investments

As of June 30, 2020

(Amounts in thousands, except share amounts)

(Unaudited)

(27)

As of June 30, 2020, the net estimated unrealized loss for U.S. federal income tax purposes was $0.3 billion based on a tax cost basis of $9.5 billion. As of June 30, 2020, the estimated aggregate gross unrealized loss for U.S. federal income tax purposes was $0.3 billion and the estimated aggregate gross unrealized gain for U.S. federal income tax purposes was $15.8 million.

(28)	Loan contains a fixed-rate structure.
(29)	Investment represents multiple underlying investments, one of which is considered a non-qualifying asset, with a fair value of $4.4 million as of June 30, 2020.
(30)	Loan was on non-accrual status as of June 30, 2020.

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

Owl Rock Capital Corporation

Consolidated Statements of Changes in Net Assets

(Amounts in thousands)

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
Increase (Decrease) in Net Assets Resulting from Operations
Net investment income (loss)	$129,162	$119,622	$275,418	$215,628
Net change in unrealized gain (loss)	174,468	5,058	(284,647)	23,510
Net realized gain (loss)	(11)	(10)	258	20
Net Increase (Decrease) in Net Assets Resulting from Operations	303,619	124,670	(8,971)	239,158
Distributions
Distributions declared from earnings(1)	(150,028)	(119,622)	(302,462)	(208,101)
Net Decrease in Net Assets Resulting from Shareholders' Distributions	(150,028)	(119,622)	(302,462)	(208,101)
Capital Share Transactions
Issuance of common shares, net of offering and underwriting costs	—	1,580,510	—	2,330,510
Repurchase of common stock	(102,289)	—	(150,250)	—
Reinvestment of distributions	27,199	43,984	70,163	83,444
Net Increase in Net Assets Resulting from Capital Share Transactions	(75,090)	1,624,494	(80,087)	2,413,954
Total Increase in Net Assets	78,501	1,629,542	(391,520)	2,445,011
Net Assets, at beginning of period	5,507,262	4,080,314	5,977,283	3,264,845
Net Assets, at end of period	$5,585,763	$5,709,856	$5,585,763	$5,709,856

________________

(1)	For the three and six months ended June 30, 2020 and 2019, distributions declared from earnings were derived from net investment income.

The accompanying notes are an integral part of these consolidated financial statements.

Owl Rock Capital Corporation

Consolidated Statements of Cash Flows

(Amounts in thousands)

(Unaudited)

	For the Six Months Ended June 30,
	2020	2019
Cash Flows from Operating Activities
Net Increase (Decrease) in Net Assets Resulting from Operations	$(8,971)	$239,158
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash used in operating activities:
Purchases of investments, net	(1,428,918)	(2,047,414)
Proceeds from investments and investment repayments, net	769,822	639,977
Net amortization of discount on investments	(22,927)	(16,569)
Payment-in-kind interest	(14,693)	(8,497)
Net change in unrealized (gain) loss on investments	284,771	(23,532)
Net change in unrealized (gains) losses on translation of assets and liabilities in foreign currencies	(124)	22
Net realized (gain) loss on investments	(348)	183
Net realized (gain) loss on foreign currency transactions relating to investments	9	—
Amortization of debt issuance costs	9,122	4,837
Amortization of offering costs	—	15
Changes in operating assets and liabilities:
(Increase) decrease in receivable for investments sold	9,250	—
(Increase) decrease in interest receivable	5,554	(10,981)
(Increase) decrease in receivable from a controlled affiliate	215	5,516
(Increase) decrease in prepaid expenses and other assets	(26,561)	(14,495)
Increase (decrease) in management fee payable	1,045	1,406
Increase (decrease) in payables to affiliate	(2,461)	123
Increase (decrease) in payables for investments purchased	212,989	102,996
Increase (decrease) in fair value of interest rate swap attributed to unsecured notes	21,740	13,936
Increase (decrease) in accrued expenses and other liabilities	4,031	3,436
Net cash used in operating activities	(186,455)	(1,109,883)
Cash Flows from Financing Activities
Borrowings on debt	2,049,000	1,929,564
Payments on debt	(1,602,000)	(2,928,100)
Debt issuance costs	(19,931)	(18,210)
Proceeds from issuance of common shares (net of underwriting costs)	—	2,330,510
Repurchase of common stock	(150,250)	—
Offering costs paid	—	(254)
Cash distributions paid to shareholders	(219,538)	(83,385)
Net cash provided by financing activities	57,281	1,230,125
Net increase (decrease) in cash and restricted cash (restricted cash of $377 and $12,903, respectively)	(129,174)	120,242
Cash and restricted cash, beginning of period (restricted cash of $7,587 and $6,013, respectively)	317,159	127,603
Cash and restricted cash, end of period (restricted cash of $7,964 and $18,916, respectively)	$187,985	$247,845

Owl Rock Capital Corporation

Consolidated Statements of Cash Flows - Continued

(Amounts in thousands)

(Unaudited)

	For the Six Months Ended June 30,
	2020	2019
Supplemental and Non-Cash Information
Interest paid during the period	$57,829	$59,612
Distributions declared during the period	$302,462	$208,101
Reinvestment of distributions during the period	$70,163	$83,444
Distributions Payable	$150,028	$119,622
Excise taxes paid	$1,990	$1,100

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

Interest and Dividend Income Recognition

Interest income is recorded on the accrual basis and includes amortization of discounts or premiums. Certain investments may have contractual payment-in-kind (“PIK”) interest or dividends. PIK interest represents accrued interest that is added to the principal amount of the investment on the respective interest payment dates rather than being paid in cash and generally becomes due at maturity. For the three and six months ended June 30, 2020, PIK interest earned was $11.4 million and $14.8 million, representing approximately 6% and less than 5% of investment income, respectively. For the three and six months ended June 30, 2019, PIK interest earned was less than 5% of investment income. Discounts and premiums to par value on securities purchased are amortized into interest income over the contractual life of the respective security using the effective yield method.  The amortized cost of investments represents the original cost adjusted for the amortization of discounts or premiums, if any. Upon prepayment of a loan or debt security, any prepayment premiums, unamortized upfront loan origination fees and unamortized discounts are recorded as interest income in the current period.

Loans are generally placed on non-accrual status when there is reasonable doubt that principal or interest will be collected in full. Accrued interest is generally reversed when a loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment regarding collectability. If at any point the Company believes PIK interest is not expected to be realized, the investment generating PIK interest will be placed on non-accrual status. When a PIK investment is placed on non-accrual status, the accrued, uncapitalized interest or dividends are generally reversed through interest income. Non-accrual loans are restored to accrual status when past due principal and interest is paid current

Owl Rock Capital Corporation

Notes to Consolidated Financial Statements (Unaudited) - Continued

and, in management’s judgment, are likely to remain current. Management may make exceptions to this treatment and determine to not place a loan on non-accrual status if the loan has sufficient collateral value and is in the process of collection.

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

For the three and six months ended June 30, 2020, the Company incurred expenses of approximately $1.4 million and $3.2 million, respectively, for costs and expenses reimbursable to the Adviser under the terms of the Administration Agreement. For the three and six months ended June 30, 2019, the Company incurred expenses of approximately $1.6 million and $2.8 million, respectively, for costs and expenses reimbursable to the Adviser under the terms of the Administration Agreement.

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

Following the Listing Date, the management fee is payable at an annual rate of (x) 1.50% of the Company’s average gross assets (excluding cash and cash equivalents, but including assets purchased with borrowed amounts) that is above an asset coverage ratio of 200% calculated in accordance with Sections 18 and 61 of the 1940 Act and (y) 1.00% of the Company’s average gross assets (excluding cash and cash equivalents, but including assets purchased with borrowed amounts) that is below an asset coverage ratio of

Owl Rock Capital Corporation

Notes to Consolidated Financial Statements (Unaudited) - Continued

200% calculated in accordance with Section 18 and 61 of the 1940 Act, in each case, at the end of the two most recently completed calendar quarters. The management fee for any partial month or quarter, as the case may be, will be appropriately prorated and adjusted for any share issuances or repurchases during the relevant calendar months or quarters, as the case may be.

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

For the three and six months ended June 30, 2020, management fees, net of $17.3 million and $34.2 million in management fee waivers, respectively, were $17.3 million and $34.2 million, respectively. For the three and six months ended June 30, 2019, management fees were $15.5 million and $30.6 million, respectively.

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

For the three and six months ended June 30, 2020, due to the fee waivers of $22.6 million and $48.2 million, respectively, the Company did not incur any performance based incentive fees on net investment income. There was no performance based incentive fees on net investment income for the three and six months ended June 30, 2019.

For the three and six months ended June 30, 2020, the Company did not accrue capital gains based incentive fees (net of waivers). There was no capital gains based incentive fees for the three and six months ended and June 30, 2019.

Any portion of the management fee, incentive fee on net investment income and capital gains based incentive fee waived shall not be subject to recoupment.

Affiliated Transactions

The Company may be prohibited under the 1940 Act from participating in certain transactions with its affiliates without prior approval of the directors who are not interested persons, and in some cases, the prior approval of the SEC.  The Company, the Adviser and certain of their affiliates have been granted exemptive relief by the SEC for the Company to co-invest with other funds managed by the Adviser or its affiliates in a manner consistent with the Company’s investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors. Pursuant to such exemptive relief, the Company generally is permitted to co-invest with certain of its affiliates if a “required majority” (as defined in Section 57(o) of the 1940 Act) of the Board make certain conclusions in connection with a co-investment transaction, including that (1) the terms of the transaction, including the consideration to be paid, are reasonable and fair to the Company and its shareholders and do not involve overreaching of the Company or its shareholders on the part of any person concerned, (2) the transaction is consistent with the interests of the Company’s

Owl Rock Capital Corporation

Notes to Consolidated Financial Statements (Unaudited) - Continued

shareholders and is consistent with its investment objective and strategies, and (3) the investment by its affiliates would not disadvantage the Company, and the Company’s participation would not be on a basis different from or less advantageous than that on which its affiliates are investing. In addition, pursuant to an exemptive order issued by the SEC on April 8, 2020 and applicable to all BDCs, through December 31, 2020, the Company may, subject to the satisfaction of certain conditions, co-invest in its existing portfolio companies with certain other funds managed by the Adviser or its affiliates and covered by the Company’s exemptive relief, even if such other funds have not previously invested in such existing portfolio company. Without this order, affiliated funds would not be able to participate in such co-investments with the Company unless the affiliated funds had previously acquired securities of the portfolio company in a co-investment transaction with the Company. The Adviser is under common control with Owl Rock Technology Advisors LLC (“ORTA”), Owl Rock Capital Private Fund Advisors LLC (“ORPFA”) and Owl Rock Diversified Advisors LLC (“ORDA”), which are also investment advisers and indirect subsidiaries of Owl Rock Capital Partners. The Adviser, ORTA, ORPFA and ORDA are referred to as the “Owl Rock Advisers” and together with Owl Rock Capital Partners are referred to, collectively, as “Owl Rock.” Owl Rock Advisers’ allocation policy seeks to ensure equitable allocation of investment opportunities over time between the Company, Owl Rock Capital Corporation II, a BDC advised by the Adviser, Owl Rock Technology Finance Corp., a BDC advised by ORTA, Owl Rock Capital Corporation III, a BDC advised by ORDA, and other funds managed by the Adviser or its affiliates. As a result of exemptive relief, there could be significant overlap in the Company’s investment portfolio and the investment portfolio of Owl Rock Capital Corporation II, Owl Rock Technology Finance Corp., Owl Rock Capital Corporation III and/or other funds established by the Adviser or its affiliates that could avail themselves of the exemptive relief.

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

The Company has made investments in two controlled/affiliated companies, Sebago Lake and Wingspire. For further description of Sebago Lake, see “Note 4. Investments”. Wingspire conducts its business through an indirectly owned subsidiary, Wingspire Capital LLC. Wingspire is an independent diversified direct lender focused on providing asset-based commercial finance loans and related senior secured loans to U.S.-based middle market borrowers. Wingspire offers a wide variety of asset-based financing solutions to businesses in an array of industries, including revolving credit facilities, machinery and equipment term loans, real estate term loans, first-in/last-out tranches, cash flow term loans, and opportunistic / bridge financings. The addition of Wingspire to the portfolio allows ORCC to participate in an asset class that offers differentiated yield with full collateral packages and covenants. Wingspire is led by a seasoned team of commercial finance veterans. The Company committed $50 million to Wingspire on September 24, 2019, and subsequently increased its commitment to $100 million on March 25, 2020. Subsequent to June 30, 2020, the Company increased its commitment to $150 million on July 31, 2020. The Company does not consolidate its equity interest in Wingspire.

Owl Rock Capital Corporation

Notes to Consolidated Financial Statements (Unaudited) - Continued

Note 4. Investments

The information in the tables below is presented on an aggregate portfolio basis, without regard to whether they are non-controlled non-affiliated, non-controlled affiliated or controlled affiliated investments.

Investments at fair value and amortized cost consisted of the following as of June 30, 2020 and December 31, 2019:

	June 30, 2020		December 31, 2019
($ in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
First-lien senior secured debt investments	$7,625,958	$7,394,315	$7,136,866	$7,113,356
Second-lien senior secured debt investments	1,646,317	1,570,925	1,590,439	1,584,917
Unsecured debt investments	9,207	9,207	—	—
Equity investments(1)	136,592	137,407	12,663	12,875
Investment funds and vehicles(2)	107,838	98,876	88,888	88,077
Total Investments	$9,525,912	$9,210,730	$8,828,856	$8,799,225

________________

(1)	Includes equity investment in Wingspire.
(2)	Includes equity investment in Sebago Lake. See below, within Note 4, for more information regarding Sebago Lake.

The industry composition of investments based on fair value as of June 30, 2020 and December 31, 2019 was as follows:

	June 30, 2020	December 31, 2019
Advertising and media	2.2%	2.6%
Aerospace and defense	3.2	3.3
Automotive	1.8	1.7
Buildings and real estate	5.8	6.6
Business services	4.7	5.4
Chemicals	2.4	2.6
Consumer products	4.1	2.7
Containers and packaging	1.9	2.1
Distribution	7.0	8.6
Education	2.9	3.5
Energy equipment and services	0.1	0.2
Financial services (1)	2.0	1.6
Food and beverage	6.3	7.2
Healthcare providers and services	7.5	8.3
Healthcare technology	3.9	3.4
Household products	1.3	1.5
Infrastructure and environmental services	2.4	2.7
Insurance	9.0	5.7
Internet software and services	9.0	8.1
Investment funds and vehicles (2)	1.1	1.0
Leisure and entertainment	1.9	2.0
Manufacturing	3.5	2.9
Oil and gas	2.0	2.3
Professional services	8.0	8.1
Specialty retail	2.6	2.7
Telecommunications	0.5	0.5
Transportation	2.9	2.7
Total	100.0%	100.0%

________________

(1)	Includes equity investment in Wingspire.
(2)	Includes equity investment in Sebago Lake. See below, within Note 4, for more information regarding Sebago Lake.

Owl Rock Capital Corporation

Notes to Consolidated Financial Statements (Unaudited) - Continued

The geographic composition of investments based on fair value as of June 30, 2020 and December 31, 2019 was as follows:

	June 30, 2020	December 31, 2019
United States:
Midwest	18.9%	19.5%
Northeast	16.9	18.7
South	43.6	42.8
West	14.9	15.3
Belgium	1.0	1.0
Canada	1.0	0.9
Israel	0.4	-
United Kingdom	3.3	1.8
Total	100.0%	100.0%

Sebago Lake LLC

Sebago Lake, a Delaware limited liability company, was formed as a joint venture between the Company and The Regents of the University of California (“Regents”) and commenced operations on June 20, 2017. Sebago Lake’s principal purpose is to make investments, primarily in senior secured loans that are made to middle-market companies or in broadly syndicated loans. Both the Company and Regents (the “Members”) have a 50% economic ownership in Sebago Lake. Except under certain circumstances, contributions to Sebago Lake cannot be redeemed. Each of the Members initially agreed to contribute up to $100 million to Sebago Lake. On July 26, 2018, each of the Members increased their contribution to Sebago Lake up to an aggregate of $125 million. As of June 30, 2020, each Member has funded $107.8 million of their respective $125 million commitments. Sebago Lake is managed by the Members, each of which have equal voting rights. Investment decisions must be approved by each of the Members.

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

As of June 30, 2020 and December 31, 2019, Sebago Lake had total investments in senior secured debt at fair value of $540.1 million and $478.5 million, respectively. The determination of fair value is in accordance with ASC 820; however, such fair value is not included in the Board’s valuation process described herein. The following table is a summary of Sebago Lake’s portfolio as well as a listing of the portfolio investments in Sebago Lake’s portfolio as of June 30, 2020 and December 31, 2019:

($ in thousands)	June 30, 2020	December 31, 2019
Total senior secured debt investments(1)	$563,191	$484,439
Weighted average spread over LIBOR(1)	4.45%	4.56%
Number of portfolio companies	17	16
Largest funded investment to a single borrower(1)	$49,875	$50,000
________________

(1)	At par.

Owl Rock Capital Corporation

Notes to Consolidated Financial Statements (Unaudited) - Continued

Sebago Lake's Portfolio as of June 30, 2020 ($ in thousands) (Unaudited)
Company(1)(2)(4)(5)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(3)	Fair Value	Percentage of Members' Equity
Debt Investments
Aerospace and defense
Applied Composites Holdings, LLC (fka AC&A Enterprises Holdings, LLC)(7)	First lien senior secured loan	L + 5.00%	12/21/2023	$35,009	$34,569	$34,280	17.3%
Applied Composites Holdings, LLC (fka AC&A Enterprises Holdings, LLC)(7)(11)(14)	First lien senior secured revolving loan	L + 5.00%	12/21/2022	3,000	2,970	2,937	1.5%
Bleriot US Bidco Inc.(7)	First lien senior secured loan	L + 4.75%	10/30/2026	14,963	14,826	14,439	7.2%
Dynasty Acquisition Co., Inc. (dba StandardAero Limited)(7)	First lien senior secured loan	L + 3.50%	4/6/2026	39,700	39,531	35,716	18.1%
				92,672	91,896	87,372	44.1%
Business Services
Vistage Worldwide, Inc.(7)	First lien senior secured loan	L + 4.00%	2/10/2025	17,411	17,328	16,932	8.6%
Distribution
Dealer Tire, LLC (6)(10)	First lien senior secured loan	L + 4.25%	12/12/2025	36,815	36,616	35,096	17.7%
Education
Spring Education Group, Inc. (fka SSH Group Holdings, Inc.)(7)	First lien senior secured loan	L + 4.25%	7/30/2025	34,387	34,307	32,103	16.2%
Food and beverage
DecoPac, Inc.(7)	First lien senior secured loan	L + 4.25%	9/30/2024	20,561	20,496	20,089	10.2%
DecoPac, Inc.(6)(11)(14)	First lien senior secured revolving loan	L + 4.25%	9/29/2023	714	705	571	0.3%
FQSR, LLC (dba KBP Investments)(7)	First lien senior secured loan	L + 5.50%	5/15/2023	24,383	24,176	23,693	12.0%
FQSR, LLC (dba KBP Investments)(8)(11)(13)	First lien senior secured delayed draw term loan	L + 5.50%	9/10/2021	9,477	9,223	8,816	4.4%
Sovos Brands Intermediate, Inc.(8)	First lien senior secured loan	L + 4.75%	11/20/2025	44,325	43,974	43,439	22.0%
				99,460	98,574	96,608	48.9%
Healthcare equipment and services
Cadence, Inc.(6)	First lien senior secured loan	L + 4.50%	5/21/2025	27,128	26,635	26,295	13.3%
Cadence, Inc.(9)(11)(14)	First lien senior secured revolving loan	L + 3.50%	5/21/2023	2,936	2,830	2,710	1.4%
				30,064	29,465	29,005	14.7%
Healthcare technology
VVC Holdings Corp. (dba Athenahealth, Inc.)(7)(10)	First lien senior secured loan	L + 4.50%	2/11/2026	19,750	19,418	19,092	9.7%
Infrastructure and environmental services
CHA Holding, Inc.(7)	First lien senior secured loan	L + 4.50%	4/10/2025	41,355	41,042	40,260	20.4%
Insurance
Integro Parent Inc.(6)	First lien senior secured loan	L + 5.75%	10/31/2022	30,275	30,189	29,722	15.0%
Integro Parent Inc.(11)(12)(14)	First lien senior secured revolving loan	L + 4.50%	10/30/2021	-	(12)	(93)	—%
USRP Holdings, Inc. (dba U.S. Retirement and Benefits Partners)(8)	First lien senior secured loan	L + 4.25%	3/29/2025	40,354	39,635	38,291	19.3%
USRP Holdings, Inc. (dba U.S. Retirement and Benefits Partners)(8)(11)(14)	First lien senior secured revolving loan	L + 4.25%	3/29/2023	1,625	1,522	1,374	0.7%
				72,254	71,334	69,294	35.0%

Owl Rock Capital Corporation

Notes to Consolidated Financial Statements (Unaudited) - Continued

Sebago Lake's Portfolio as of June 30, 2020 ($ in thousands) (Unaudited)
Company(1)(2)(4)(5)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(3)	Fair Value	Percentage of Members' Equity
Internet software and services
DCert Buyer, Inc.(6)(10)	First lien senior secured loan	L + 4.00%	10/16/2026	49,875	49,703	48,070	24.3%
Manufacturing
Engineered Machinery Holdings(7)	First lien senior secured loan	L + 4.25%	7/19/2024	44,623	44,255	42,839	21.6%
Transportation
Uber Technologies, Inc.(6)(10)	First lien senior secured loan	L + 4.00%	4/4/2025	24,525	24,403	23,472	11.9%
Total Debt Investments				563,191	558,341	540,143	273.1%
Total Investments				$563,191	$558,341	$540,143	273.1%

________________

(1)	Certain portfolio company investments are subject to contractual restrictions on sales.
(2)	Unless otherwise indicated, Sebago Lake’s investments are pledged as collateral supporting the amounts outstanding under Sebago Lake’s credit facility.
(3)	The amortized cost represents the original cost adjusted for the amortization of discounts and premiums, as applicable, on debt investments using the effective interest method.
(4)	Unless otherwise indicated, all investments are considered Level 3 investments.
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

(6)	The interest rate on these loans is subject to 1 month LIBOR, which as of June 30, 2020 was 0.16%.
(7)	The interest rate on these loans is subject to 3 month LIBOR, which as of June 30, 2020 was 0.30%.
(8)	The interest rate on these loans is subject to 6 month LIBOR, which as of June 30, 2020 was 0.37%.
(9)	The interest rate on these loans is subject to Prime, which as of June 30, 2020 was 3.25%.
(10)	Level 2 investment.
(11)	Position or portion thereof is an unfunded loan commitment.
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

(11)	The date disclosed represents the commitment period of the unfunded term loan. Upon expiration of the commitment period, the funded portion of the term loan may be subject to a longer maturity date.
(12)	Investment is not pledged as collateral under Sebago Lake’s credit facility.

Owl Rock Capital Corporation

Notes to Consolidated Financial Statements (Unaudited) - Continued

Below is selected balance sheet information for Sebago Lake as of June 30, 2020 and December 31, 2019:

($ in thousands)	June 30, 2020 (Unaudited)	December 31, 2019
Assets
Investments at fair value (amortized cost of $558,341 and $479,647, respectively)	$540,143	$478,509
Cash	25,610	34,104
Interest receivable	851	1,281
Prepaid expenses and other assets	633	162
Total Assets	$567,237	$514,056
Liabilities
Debt (net of unamortized debt issuance costs of $3,154 and $3,895, respectively)	$363,101	$330,289
Distributions payable	4,521	4,950
Accrued expenses and other liabilities	1,864	2,663
Total Liabilities	$369,486	$337,902
Members' Equity
Members' Equity	197,751	176,154
Members' Equity	197,751	176,154
Total Liabilities and Members' Equity	$567,237	$514,056

Below is selected statement of operations information for Sebago Lake for the three and six months ended June 30, 2020 and 2019:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2020	2019	2020	2019
Investment Income
Interest income	$8,269	$10,087	$16,771	$20,483
Other income	64	57	156	125
Total Investment Income	8,333	10,144	16,927	20,608
Expenses
Interest expense	3,404	4,551	7,188	9,184
Professional fees	178	175	345	355
Total Expenses	3,582	4,726	7,533	9,539
Net Investment Income Before Taxes	4,751	5,418	9,394	11,069
Taxes	634	253	(261)	587
Net Investment Income After Taxes	$4,117	$5,165	$9,655	$10,482
Net Change in Unrealized Gain (Loss) on Investments
Net change in unrealized gain (loss) on investments	13,901	2,035	(17,060)	6,205
Total Net Change in Unrealized Gain (Loss) on Investments	13,901	2,035	(17,060)	6,205
Net Increase (Decrease) in Members' Equity Resulting from Operations	$18,018	$7,200	$(7,405)	$16,687

Loan Origination and Structuring Fees

If the loan origination and structuring fees earned by Sebago Lake during a fiscal year exceed Sebago Lake’s expenses and other obligations (excluding financing costs), such excess is allocated to the Member(s) responsible for the origination of the loans pro rata in accordance with the total loan origination and structuring fees earned by Sebago Lake with respect to the loans originated by such Member; provided, that in no event will the amount allocated to a Member exceed 1% of the par value of the loans originated by such Member in any fiscal year. The loan origination and structuring fee is accrued quarterly and included in other income from controlled, affiliated investments on the Company’s Consolidated Statements of Operations and paid annually. On February 27, 2019, the Members agreed to amend the terms of Sebago Lake’s operating agreement to eliminate the allocation of excess loan origination and

Owl Rock Capital Corporation

Notes to Consolidated Financial Statements (Unaudited) - Continued

structuring fees to the Members. As such, for the three and six months ended June 30, 2020 and 2019, the Company accrued no income based on loan origination and structuring fees.

Note 5. Fair Value of Investments

Investments

The following tables present the fair value hierarchy of investments as of June 30, 2020 and December 31, 2019:

	Fair Value Hierarchy as of June 30, 2020
($ in thousands)	Level 1	Level 2	Level 3	Total
First-lien senior secured debt investments	$—	$123,794	$7,270,521	$7,394,315
Second-lien senior secured debt investments	—	60,698	1,510,227	1,570,925
Unsecured debt investments	—	—	9,207	9,207
Equity investments(1)	—	—	137,407	137,407
Subtotal	$—	$184,492	$8,927,362	$9,111,854
Investments measured at NAV(2)	—	—	—	98,876
Total Investments at fair value	$—	$184,492	$8,927,362	$9,210,730

________________

(1)	Includes equity investment in Wingspire.
(2)	Includes equity investment in Sebago Lake.

	Fair Value Hierarchy as of December 31, 2019
($ in thousands)	Level 1	Level 2	Level 3	Total
First-lien senior secured debt investments	$—	$137,342	$6,976,014	$7,113,356
Second-lien senior secured debt investments	—	40,460	1,544,457	1,584,917
Equity investments(1)	—	—	12,875	12,875
Subtotal	$—	$177,802	$8,533,346	$8,711,148
Investments measured at NAV(2)	—	—	—	88,077
Total Investments at fair value	$—	$177,802	$8,533,346	$8,799,225

________________

(1)	Includes equity investment in Wingspire.
(2)	Includes equity investment in Sebago Lake.

Owl Rock Capital Corporation

Notes to Consolidated Financial Statements (Unaudited) - Continued

The following tables present changes in the fair value of investments for which Level 3 inputs were used to determine the fair value as of and for the three and six months ended June 30, 2020 and 2019:

	As of and for the Three Months Ended June 30, 2020
($ in thousands)	First-lien senior secured debt investments	Second-lien senior secured debt investments	Unsecured debt investments	Equity investments	Total
Fair value, beginning of period	$7,153,016	$1,522,131	$—	$117,281	$8,792,428
Purchases of investments, net	249,641	—	9,207	14,326	273,174
Payment-in-kind	11,278	—	—	—	11,278
Proceeds from investments, net	(261,663)	(42,000)	—	(3,000)	(306,663)
Net change in unrealized gain (loss)	123,909	29,023	—	8,800	161,732
Net realized gains (losses)	—	—	—	—	—
Net amortization of discount on investments	7,227	1,073	—	—	8,300
Transfers into (out of) Level 3(1)	(12,887)	—	—	—	(12,887)
Fair value, end of period	$7,270,521	$1,510,227	$9,207	$137,407	$8,927,362

________________

(1)

Transfers between levels, if any, are recognized at the beginning of the quarter in which the transfers occur. For the three months ended June 30, 2020, transfers out of Level 3 to Level 2 were as a result of changes in the observability of significant inputs for certain portfolio companies.

	As of and for the Six Months Ended June 30, 2020
($ in thousands)	First-lien senior secured debt investments	Second-lien senior secured debt investments	Unsecured debt investments	Equity investments	Total
Fair value, beginning of period	$6,976,014	$1,544,457	$—	$12,875	$8,533,346
Purchases of investments, net	1,036,172	109,821	9,207	126,929	1,282,129
Payment-in-kind	14,690	—	—	—	14,690
Proceeds from investments, net	(566,003)	(76,800)	—	(3,000)	(645,803)
Net change in unrealized gain (loss)	(206,210)	(69,577)	—	603	(275,184)
Net realized gains (losses)	268	—	—	—	268
Net amortization of discount on investments	15,590	2,326	—	—	17,916
Transfers into (out of) Level 3(1)	—	—	—	—	—
Fair value, end of period	$7,270,521	$1,510,227	$9,207	$137,407	$8,927,362

________________

(1)	Transfers between levels, if any, are recognized at the beginning of the quarter in which the transfers occur.

Owl Rock Capital Corporation

Notes to Consolidated Financial Statements (Unaudited) - Continued

	As of and for the Three Months Ended June 30, 2019
($ in thousands)	First-lien senior secured debt investments	Second-lien senior secured debt investments	Equity investments	Total
Fair value, beginning of period	$5,538,694	$1,089,942	$12,294	$6,640,930
Purchases of investments, net(1)	776,067	99,831	1,991	877,889
Proceeds from investments, net	(501,309)	(8,700)	—	(510,009)
Net change in unrealized gain (loss)	148	4,696	70	4,914
Net realized gains (losses)	(179)	—	—	(179)
Net amortization of discount on investments	11,128	568	—	11,696
Transfers into (out of) Level 3(2)	—	—	—	—
Fair value, end of period	$5,824,549	$1,186,337	$14,355	$7,025,241

________________

(1)	Purchases may include PIK.
(2)	Transfers between levels, if any, are recognized at the beginning of the quarter in which the transfers occur.

	As of and for the Six Months Ended June 30, 2019
($ in thousands)	First-lien senior secured debt investments	Second-lien senior secured debt investments	Equity investments	Total
Fair value, beginning of period	$4,554,835	$1,074,873	$11,063	$5,640,771
Purchases of investments, net(1)	1,868,201	110,069	1,991	1,980,261
Proceeds from investments, net	(581,332)	(8,700)	—	(590,032)
Net change in unrealized gain (loss)	7,824	9,042	1,301	18,167
Net realized gains (losses)	(179)	—	—	(179)
Net amortization of discount on investments	15,236	1,053	—	16,289
Transfers into (out of) Level 3(2)	(40,036)	—	—	(40,036)
Fair value, end of period	$5,824,549	$1,186,337	$14,355	$7,025,241

________________

(1)	Purchases may include PIK.
(2)	Transfers between levels, if any, are recognized at the beginning of the quarter in which the transfers occur.

The following tables present information with respect to net change in unrealized gains on investments for which Level 3 inputs were used in determining the fair value that are still held by the Company for the three and six months ended June 30, 2020 and 2019:

($ in thousands)	Net change in unrealized gain (loss) for the Three Months Ended June 30, 2020 on Investments Held at June 30, 2020	Net change in unrealized gain (loss) for the Three Months Ended June 30, 2019 on Investments Held at June 30, 2019
First-lien senior secured debt investments	$121,068	$4,538
Second-lien senior secured debt investments	29,300	4,694
Equity investments	15,548	70
Total Investments	$165,916	$9,302

Owl Rock Capital Corporation

Notes to Consolidated Financial Statements (Unaudited) - Continued

($ in thousands)	Net change in unrealized gain (loss) for the Six Months Ended June 30, 2020 on Investments Held at June 30, 2020	Net change in unrealized gain (loss) for the Six Months Ended June 30, 2019 on Investments Held at June 30, 2019
First-lien senior secured debt investments	$(207,548)	$9,961
Second-lien senior secured debt investments	(72,780)	9,042
Equity investments	(7,548)	1,301
Total Investments	$(287,876)	$20,304

The following tables present quantitative information about the significant unobservable inputs of the Company’s Level 3 investments as of June 30, 2020 and December 31, 2019. The weighted average range of unobservable inputs is based on fair value of investments. The tables are not intended to be all-inclusive but instead capture the significant unobservable inputs relevant to the Company’s determination of fair value.

	As of June 30, 2020
($ in thousands)	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)	Impact to Valuation from an Increase in Input
First-lien senior secured debt investments	$7,135,006	Yield Analysis	Market Yield	5.2%-22.3% (9.9%)	Decrease
	135,515	Recent Transaction	Transaction Price	75.0% - 97.0% (96.9%)	Increase
Second-lien senior secured debt investments(1)	$1,482,622	Yield Analysis	Market Yield	10.0%-22.1% (12.6%)	Decrease
Unsecured debt investments	$9,207	Recent Transaction	Transaction Price	99.0% - 99.0% (99.0%)	Increase
Equity Investments	$77,593	Market Approach	EBITDA Multiple	4.3x - 11.5x (6.0x)	Increase
	59,814	Recent Transaction	Transaction Price	1.0	Increase

________________

(1)	Excludes investments with an aggregate fair value amounting to $27,605, which the Company valued using indicative bid prices obtained from brokers.

Owl Rock Capital Corporation

Notes to Consolidated Financial Statements (Unaudited) - Continued

	As of December 31, 2019
($ in thousands)	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)	Impact to Valuation from an Increase in Input
First-lien senior secured debt investments(1)	$5,975,575	Yield Analysis	Market Yield	5.4%-13.2% (9.1%)	Decrease
	985,898	Recent Transaction	Transaction Price	95.0%-99.8% (98.1%)	Increase
Second-lien senior secured debt investments	$1,517,625	Yield Analysis	Market Yield	9.2%-17.2% (11.4%)	Decrease
	26,832	Recent Transaction	Transaction Price	99.5%-99.5% (99.5%)	Increase
Equity Investments	$11,427	Market Approach	EBITDA Multiple	6.8x - 11.75x (11.61x)	Increase
	1,448	Recent Transaction	Transaction Price	1.0	Increase

________________

(1)	Excludes investments with an aggregate fair value amounting to $14,541, which the Company valued using indicative bid prices obtained from brokers.

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

Debt Not Carried at Fair Value

Fair value is estimated by discounting remaining payments using applicable current market rates, which take into account changes in the Company’s marketplace credit ratings, or market quotes, if available. The following table presents the carrying and fair values of the Company’s debt obligations as of ended June 30, 2020 and December 31, 2019.

Owl Rock Capital Corporation

Notes to Consolidated Financial Statements (Unaudited) - Continued

	June 30, 2020		December 31, 2019
($ in thousands)	Net Carrying Value(1)	Fair Value	Net Carrying Value(2)	Fair Value
Revolving Credit Facility	$157,952	$157,952	$473,655	$473,655
SPV Asset Facility I	—	—	297,246	297,246
SPV Asset Facility II	225,240	225,240	346,395	346,395
SPV Asset Facility III	422,383	422,383	251,548	251,548
SPV Asset Facility IV	56,678	56,678	57,201	57,201
CLO I	386,513	386,513	386,405	386,405
CLO II	257,830	257,830	258,028	258,028
CLO III	257,893	257,893	—	—
CLO IV	247,725	247,725	—	—
2023 Notes	153,020	152,250	150,113	151,514
2024 Notes	420,932	415,000	400,955	425,800
2025 Notes	417,413	419,688	416,686	430,406
July 2025 Notes	491,293	488,750	—	—
Total Debt	$3,494,872	$3,487,902	$3,038,232	$3,078,198

________________

(1)

The carrying value of the Company’s Revolving Credit Facility, SPV Asset Facility II, SPV Asset Facility III, SPV Asset Facility IV, CLO I, CLO II, CLO III, CLO IV, 2023 Notes, 2024 Notes, 2025 Notes and July 2025 Notes are presented net of deferred financing costs of $6.6 million, $4.8 million, $2.6 million, $3.6 million, $3.5 million, $2.2 million, $2.1 million, $4.3 million, $1.2 million, $8.0 million, $7.5 million and $8.7 million, respectively.

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

The following table presents fair value measurements of the Company’s debt obligations as of June 30, 2020 and December 31, 2019:

($ in thousands)	June 30, 2020	December 31, 2019
Level 1	$—	$—
Level 2	1,323,438	856,206
Level 3	2,164,464	2,221,992
Total Debt	$3,487,902	$3,078,198

Financial Instruments Not Carried at Fair Value

As of June 30, 2020 and December 31, 2019, the carrying amounts of the Company’s assets and liabilities, other than investments at fair value and debt, approximate fair value due to their short maturities.

Owl Rock Capital Corporation

Notes to Consolidated Financial Statements (Unaudited) - Continued

Note 6. Debt

In accordance with the 1940 Act, with certain limitations, the Company is allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 200% (or 150% if certain conditions are met) after such borrowing. On March 31, 2020, the Board, including a “required majority” (as such term is defined in Section 57(o) of the 1940 Act) of the Board, approved the application of the modified asset coverage requirements set forth in Section 61(a)(2) of the 1940 Act, as amended by the Small Business Credit Availability Act. On June 8, 2020, the date of the Company’s shareholder meeting, the Company received shareholder approval for the application of the modified asset coverage requirements set forth in Section 61(a)(2) of the 1940 Act, as amended by the Small Business Credit Availability Act. As a result, effective on June 9, 2020, the Company’s asset coverage requirement applicable to senior securities was reduced from 200% to 150%. As of June 30, 2020 and December 31, 2019, the Company’s asset coverage was 247% and 293%, respectively.

Debt obligations consisted of the following as of June 30, 2020 and December 31, 2019:

	June 30, 2020
($ in thousands)	Aggregate Principal Committed	Outstanding Principal	Amount Available(1)	Net Carrying Value(2)
Revolving Credit Facility(3)(5)	$1,335,000	$164,571	$1,147,065	$157,952
SPV Asset Facility II	350,000	230,000	120,000	225,240
SPV Asset Facility III	500,000	425,000	75,000	422,383
SPV Asset Facility IV	450,000	60,250	389,750	56,678
CLO I	390,000	390,000	—	386,513
CLO II	260,000	260,000	—	257,830
CLO III	260,000	260,000	—	257,893
CLO IV	252,000	252,000	—	247,725
2023 Notes(4)	150,000	150,000	—	153,020
2024 Notes(4)	400,000	400,000	—	420,932
2025 Notes	425,000	425,000	—	417,413
July 2025 Notes	500,000	500,000	—	491,293
Total Debt	$5,272,000	$3,516,821	$1,731,815	$3,494,872

________________

(1)	The amount available reflects any limitations related to each credit facility’s borrowing base.
(2)

The carrying value of the Company’s Revolving Credit Facility, SPV Asset Facility II, SPV Asset Facility III, SPV Asset Facility IV, CLO I, CLO II, CLO III, CLO IV, 2023 Notes, 2024 Notes, 2025 Notes and July 2025 Notes are presented net of deferred financing costs of $6.6 million, $4.8 million, $2.6 million, $3.6 million, $3.5 million, $2.2 million, $2.1 million, $4.3 million, $1.2 million, $8.0 million, $7.5 million and $8.7 million, respectively.

(3)	Includes the unrealized translation gain (loss) on borrowings denominated in foreign currencies.
(4)	Inclusive of change in fair value of effective hedge.
(5)	The amount available is reduced by $23.4 million of outstanding letters of credit.

Owl Rock Capital Corporation

Notes to Consolidated Financial Statements (Unaudited) - Continued

	December 31, 2019
($ in thousands)	Aggregate Principal Committed	Outstanding Principal	Amount Available(1)	Net Carrying Value(2)
Revolving Credit Facility(3)(5)	$1,170,000	$480,861	$664,410	$473,655
SPV Asset Facility I	400,000	300,000	100,000	297,246
SPV Asset Facility II	350,000	350,000	—	346,395
SPV Asset Facility III	500,000	255,000	245,000	251,548
SPV Asset Facility IV	300,000	60,250	239,750	57,201
CLO I	390,000	390,000	—	386,405
CLO II	260,000	260,000	—	258,028
2023 Notes(4)	150,000	150,000	—	150,113
2024 Notes(4)	400,000	400,000	—	400,955
2025 Notes	425,000	425,000	—	416,686
Total Debt	$4,345,000	$3,071,111	$1,249,160	$3,038,232

________________

(1)	The amount available reflects any limitations related to each credit facility’s borrowing base.
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

(3)	Includes the unrealized translation gain (loss) on borrowings denominated in foreign currencies.
(4)	Inclusive of change in fair value of effective hedge.
(5)	The amount available is reduced by $24.7 million of outstanding letters of credit.

For the three and six months ended June 30, 2020 and 2019, the components of interest expense were as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
($ in thousands)	2020	2019	2020	2019
Interest expense	$32,723	$33,993	$66,305	$66,779
Amortization of debt issuance costs	5,952	2,865	9,122	4,808
Net change in unrealized gain (loss) on effective interest rate swaps and hedged items(1)	510	—	(2,285)	—
Total Interest Expense	$39,185	$36,858	$73,142	$71,587
Average interest rate	3.6%	5.0%	3.9%	4.8%
Average daily borrowings	$3,558,225	$2,714,658	$3,371,419	$2,743,616

________________

(1)	Refer to the 2023 Notes and 2024 Notes for details on each facility’s interest rate swap.

Description of Facilities

Revolving Credit Facility

On February 1, 2017, the Company entered into a senior secured revolving credit agreement (and as amended by that certain First Amendment to Senior Secured Revolving Credit Agreement, dated as of July 17, 2017, the First Omnibus Amendment to Senior Secured Revolving Credit Agreement and Guarantee and Security Agreement, dated as of March 29, 2018, the Third Amendment to Senior Secured Revolving Credit Agreement, dated as of June 21, 2018, the Fourth Amendment to Senior Secured Revolving Credit Agreement, dated as of April 2, 2019 and the Fifth Amendment to Senior Secured Revolving Credit Agreement, dated as of May 7, 2020, the “Revolving Credit Facility”). The parties to the Revolving Credit Facility include the Company, as Borrower, the lenders from time to time parties thereto (each a “Lender” and collectively, the “Lenders”) and SunTrust Robinson Humphrey, Inc. and ING Capital LLC as Joint Lead Arrangers and Joint Book Runners, Truist Bank (as successor by merger to SunTrust Bank) as Administrative Agent and ING Capital LLC as Syndication Agent.

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

 The maximum principal amount of the Revolving Credit Facility is $1.335 billion (increased from $1.295 billion on June 12, 2020, increased from $1.24 billion on May 27, 2020; increased from $1.195 on May 7, 2020; increased from $1.17 billion on February 11, 2020; increased from $1.1 billion on August 27, 2019; increased from $1.0 billion on July 26, 2019), subject to availability under the borrowing base, which is based on the Company’s portfolio investments and other outstanding indebtedness. Maximum capacity under the Revolving Credit Facility may be increased to $1.5 billion through the exercise by the Borrower of an uncommitted accordion feature through which existing and new lenders may, at their option, agree to provide additional financing. The Revolving Credit Facility includes a $50 million limit for swingline loans and is secured by a perfected first-priority interest in substantially all of the portfolio investments held by the Company and each Guarantor, subject to certain exceptions.

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

The Revolving Credit Facility includes customary covenants, including certain limitations on the incurrence by the Company of additional indebtedness and on the Company’s ability to make distributions to its shareholders, or redeem, repurchase or retire shares of stock, upon the occurrence of certain events and certain financial covenants related to asset coverage and liquidity and other maintenance covenants, as well as customary events of default. As amended on May 7, 2020, the agreement reduces the existing financial covenant as to the minimum asset coverage ratio from 200% to 150% with respect to the consolidated assets of the Company and its subsidiaries, measured at the last day of any fiscal quarter. Additionally, it requires a minimum asset coverage ratio of no less than 200% with respect to the consolidated assets of the Company and the subsidiary guarantors (including certain limitations on the contribution of equity in financing subsidiaries as specified therein) to the secured debt of the Company and its subsidiary guarantors (the “Obligor Asset Coverage Ratio), measured at the last day of each fiscal quarter. The amendment also added additional concentration limits in connection with the calculation of the borrowing base, based upon the Obligor Asset Coverage Ratio.

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

Owl Rock Capital Corporation

Notes to Consolidated Financial Statements (Unaudited) - Continued

Facility I”), with ORCC Financing as Borrower, the Company as Transferor and Servicer, the lenders from time to time parties thereto (the “SPV Lenders”), Morgan Stanley Asset Funding Inc. as Administrative Agent, State Street Bank and Trust Company as Collateral Agent and Cortland Capital Market Services LLC as Collateral Custodian.

From time to time, the Company sold and contributed certain investments to ORCC Financing pursuant to a Sale and Contribution Agreement by and between the Company and ORCC Financing. No gain or loss was recognized as a result of the contribution. Proceeds from the SPV Asset Facility I were used to finance the origination and acquisition of eligible assets by ORCC Financing, including the purchase of such assets from the Company. The Company retained a residual interest in assets contributed to or acquired by ORCC Financing through its ownership of ORCC Financing. The maximum principal amount of the SPV Asset Facility I was $400 million; the availability of this amount was subject to a borrowing base test, which was based on the value of ORCC Financing’s assets from time to time, and satisfaction of certain conditions, including certain concentration limits.

The SPV Asset Facility I provided for the ability to draw and redraw amounts under the SPV Asset Facility I for a period of up to three years after the SPV Asset Facility I Closing Date (the “SPV Asset Facility I Commitment Termination Date”). The SPV Asset Facility I was terminated on June 2, 2020 (the “SPV Asset Facility I Termination Date”). Prior to the SPV Asset Facility I Termination Date, proceeds received by ORCC Financing from principal and interest, dividends, or fees on assets were required to be used to pay fees, expenses and interest on outstanding borrowings, and the excess may be returned to the Company, subject to certain conditions. On the SPV Asset Facility I Termination Date, ORCC Financing repaid in full all outstanding fees and expenses and all principal and interest on outstanding borrowings.

Amounts drawn bore interest at LIBOR plus a spread of 2.25% until the six-month anniversary of the SPV Asset Facility I Closing Date, increasing to 2.50% thereafter, until the SPV Asset Facility I Commitment Termination Date. The Company predominantly borrowed utilizing LIBOR rate loans, generally electing one-month LIBOR upon borrowing. After a ramp-up period, there was an unused fee of 0.75% per annum on the amount, if any, by which the undrawn amount under the SPV Asset Facility I exceeded 25% of the maximum principal amount of the SPV Asset Facility I. The SPV Asset Facility I contained customary covenants, including certain financial maintenance covenants, limitations on the activities of ORCC Financing, including limitations on incurrence of incremental indebtedness, and customary events of default. The SPV Asset Facility I was secured by a perfected first priority security interest in the assets of ORCC Financing and on any payments received by ORCC Financing in respect of those assets. Assets pledged to the SPV Lenders were not available to pay the debts of the Company.

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

SPV Asset Facility III

On December 14, 2018 (the “SPV Asset Facility III Closing Date”), ORCC Financing III LLC (“ORCC Financing III”), a Delaware limited liability company and newly formed subsidiary of the Company, entered into a Loan Financing and Servicing Agreement (the “SPV Asset Facility III”), with ORCC Financing III, as borrower, the Company, as equityholder and services provider, the lenders from time to time parties thereto (the “SPV Lenders III”), Deutsche Bank AG, New York Branch, as Facility Agent, State Street Bank and Trust Company, as Collateral Agent and Cortland Capital Market Services LLC, as Collateral Custodian. On December 10, 2019, the parties to SPV Asset Facility III amended certain terms of the facility, including those relating to the undrawn fee and make-whole fee. The following describes the terms of SPV Asset Facility III as amended through December 10, 2019.

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

Amounts drawn bear interest at LIBOR (or, in the case of certain SPV Lenders III that are commercial paper conduits, the lower of (a) their cost of funds and (b) LIBOR, such LIBOR not to be lower than zero) plus a spread equal to 2.20% per annum, which spread will increase (a) on and after the end of the SPV Asset Facility III Revolving Period by 0.15% per annum if no event of default has occurred and (b) by 2.00% per annum upon the occurrence of an event of default (such spread, the “Applicable Margin”).  LIBOR may be replaced as a base rate under certain circumstances. The Company predominantly borrows utilizing LIBOR rate loans, generally electing one-month LIBOR upon borrowing. During the Revolving Period, ORCC Financing III will pay an undrawn fee ranging from 0.25% to 0.50% per annum on the undrawn amount, if any, of the revolving commitments in the SPV Asset Facility III.  During the Revolving Period, if the undrawn commitments are in excess of a certain portion (initially 20% and increasing in stages to 75%) of the total commitments under the SPV Asset Facility III, ORCC Financing III will also pay a make-whole fee equal to the Applicable Margin multiplied by such excess undrawn commitment amount, reduced by the undrawn fee payable on such excess.  The SPV Asset Facility III contains customary covenants, including certain financial maintenance covenants, limitations on the activities of ORCC Financing III, including limitations on incurrence of incremental indebtedness, and customary events of default.  The SPV Asset Facility III is secured by a perfected first priority security interest in the assets of ORCC Financing III and on any payments

Owl Rock Capital Corporation

Notes to Consolidated Financial Statements (Unaudited) - Continued

received by ORCC Financing III in respect of those assets.  Assets pledged to the SPV Asset Facility III Lenders will not be available to pay the debts of the Company.

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

Owl Rock Capital Corporation

Notes to Consolidated Financial Statements (Unaudited) - Continued

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

CLO IV

On May 28, 2020 (the “CLO IV Closing Date”), the Company completed a $438.9 million term debt securitization transaction (the “CLO IV Transaction”), also known as a collateralized loan obligation transaction, which is a form of secured financing incurred by the Company. The secured notes and preferred shares issued in the CLO IV Transaction were issued by the Company’s consolidated subsidiaries Owl Rock CLO IV, Ltd., an exempted company incorporated in the Cayman Islands with limited liability (the “CLO IV Issuer”), and Owl Rock CLO IV, LLC, a Delaware limited liability company (the “CLO IV Co-Issuer” and together with the CLO IV Issuer, the “CLO IV Issuers”) and are backed by a portfolio of collateral obligations consisting of middle market loans and participation interests in middle market loans as well as by other assets of the CLO IV Issuer.

The CLO IV Transaction was executed by the issuance of the following classes of notes and preferred shares pursuant to an indenture and security agreement dated as of the Closing Date (the “CLO IV Indenture”), by and among the CLO IV Issuers and State Street Bank and Trust Company: (i) $236.5 million of AAA(sf) Class A-1 Notes, which bear interest at three-month LIBOR plus 2.62% and (ii) $15.5 million of AAA(sf) Class A-2 Notes, which bear interest at three-month LIBOR plus 3.40% (together, the “CLO IV Secured Notes”). The CLO IV Secured Notes are secured by the middle market loans, participation interests in middle market loans and other assets of the CLO IV Issuer. The CLO IV Secured Notes are scheduled to mature on May 20, 2029. The CLO IV Secured Notes were privately placed by Natixis Securities Americas LLC. Upon the occurrence of certain triggering events relating to the end of LIBOR, a different benchmark rate will replace LIBOR as the reference rate for interest accruing on the CLO IV Secured Notes.

Concurrently with the issuance of the CLO IV Secured Notes, the CLO IV Issuer issued approximately $186.9 million of subordinated securities in the form of 186,900 preferred shares at an issue price of U.S.$1,000 per share (the “CLO IV Preferred Shares”). The CLO IV Preferred Shares were issued by the CLO IV Issuer as part of its issued share capital and are not secured by the collateral securing the CLO IV Secured Notes. The Company purchased all of the CLO IV Preferred Shares. The Company acts as retention holder in connection with the CLO IV Transaction for the purposes of satisfying certain U.S. and European Union regulations requiring sponsors of securitization transactions to retain exposure to the performance of the securitized assets and as such is required to retain a portion of the CLO IV Preferred Shares.

As part of the CLO IV Transaction, the Company entered into a loan sale agreement with the CLO IV Issuer dated as of the CLO IV Closing Date, which provided for the sale and contribution of approximately $275.07 million par amount of middle market loans from the Company to the CLO IV Issuer on the CLO IV Closing Date and for future sales from the Company to the CLO IV Issuer on an ongoing basis. Such loans constituted part of the initial portfolio of assets securing the CLO IV Secured Notes. The remainder of the initial portfolio assets securing the CLO IV Secured Notes consisted of approximately $174.92 million par amount of middle market loans purchased by the CLO IV Issuer from ORCC Financing II LLC, a wholly-owned subsidiary of the Company, under an additional loan sale agreement executed on the CLO IV Closing Date between the Issuer and ORCC Financing II LLC. The Company and ORCC Financing II LLC each made customary representations, warranties, and covenants to the Issuer under the applicable loan sale agreement.

Through November 20, 2021, a portion of the proceeds received by the CLO IV Issuer from the loans securing the CLO IV Secured Notes may be used by the CLO IV Issuer to purchase additional middle market loans under the direction of the Adviser, in its

Owl Rock Capital Corporation

Notes to Consolidated Financial Statements (Unaudited) - Continued

capacity as collateral manager for the CLO IV Issuer and in accordance with the Company’s investing strategy and ability to originate eligible middle market loans.

The Secured Notes are the secured obligation of the CLO IV Issuers, and the CLO IV Indenture includes customary covenants and events of default. The CLO IV Secured Notes have not been registered under the Securities Act of 1933, as amended (the “Securities Act”), or any state securities (e.g., “blue sky”) laws, and may not be offered or sold in the United States absent registration with the Securities and Exchange Commission or pursuant to an applicable exemption from such registration.

The Adviser will serve as collateral manager for the CLO IV Issuer under a collateral management agreement dated as of the CLO IV Closing Date. The Adviser is entitled to receive fees for providing these services. The Adviser has waived its right to receive such fees but may rescind such waiver at any time.

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

In connection with the offering of the 2023 Notes, on December 21, 2017 the Company entered into a centrally cleared interest rate swap to continue to align the interest rates of its liabilities with its investment portfolio, which consists predominately of floating rate loans.  The notional amount of the interest rate swap is $150 million. The Company will receive fixed rate interest semi-annually at 4.75% and pay variable rate interest monthly based on 1-month LIBOR plus 2.545%. The interest rate swap matures on December 21, 2021. For the three and six months ended June 30, 2020, the Company made periodic payments of $1.2 million and $2.8 million, respectively. For the three and six months ended June 30, 2019, the Company made periodic payments of $1.9 million and $3.8 million, respectively. The interest expense related to the 2023 Notes is equally offset by the proceeds received from the interest rate swap. The swap adjusted interest expense is included as a component of interest expense on the Company’s Consolidated Statements of Operations. As of June 30, 2020 and December 31, 2019, the interest rate swap had a fair value of $4.5 million and $1.7 million, respectively. Depending on the nature of the balance at period end, the fair value of the interest rate swap is either included as a component of accrued expenses and other liabilities or prepaid expenses and other assets on the Company’s Consolidated Statements of Assets and Liabilities.  The change in fair value of the interest rate swap is offset by the change in fair value of the 2023 Notes, with the remaining difference included as a component of interest expense on the Consolidated Statements of Operations.

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

Owl Rock Capital Corporation

Notes to Consolidated Financial Statements (Unaudited) - Continued

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

In connection with the issuance of the 2024 Notes, on April 10, 2019 the Company entered into centrally cleared interest rate swaps to continue to align interest rates of its liabilities with the investment portfolio, which consists of predominantly floating rate loans. The notional amount of the interest rate swaps is $400 million. The Company will receive fixed rate interest at 5.25% and pay variable rate interest based on one-month LIBOR plus 2.937%. The interest rate swaps mature on April 10, 2024. For the three and six months ended June 30, 2020, the Company made periodic payments of $9.3 million and $9.3 million, respectively. For the three and six months ended June 30, 2019, the Company did not make periodic payments. The interest expense related to the 2024 Notes is equally offset by the proceeds received from the interest rate swaps. The swap adjusted interest expense is included as a component of interest expense on the Company’s Consolidated Statements of Operations. As of June 30, 2020 and December 31, 2019, the interest rate swap had a fair value of $32.0 million and $10.8 million, respectively.  Depending on the nature of the balance at period end, the fair value of the interest rate swap is either included as a component of accrued expenses and other liabilities or prepaid expenses and other assets on the Company’s Consolidated Statements of Assets and Liabilities.  The change in fair value of the interest rate swap is offset by the change in fair value of the 2024 Notes, with the remaining difference included as a component of interest expense on the Consolidated Statements of Operations.

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
2026 Notes

On July 23, 2020, the Company issued $500 million aggregate principal amount of notes that mature on January 15, 2026 (the “2026 Notes”). The 2026 Notes bear interest at a rate of 4.25% per year, payable semi-annually on January 15 and July 15 of each year, commencing on January 15, 2021. The Company may redeem some or all of the 2026 Notes at any time, or from time to time, at a redemption price equal to the greater of (1) 100% of the principal amount of the 2026 Notes to be redeemed or (2) the sum of the present values of the remaining scheduled payments of principal and interest (exclusive of accrued and unpaid interest to the date of redemption) on the 2026 Notes to be redeemed, discounted to the redemption date on a semi-annual basis (assuming a 360-day year consisting of twelve 30-day months) using the applicable Treasury Rate plus 50 basis points, plus, in each case, accrued and unpaid interest to the redemption date; provided, however, that if the Company redeems any 2026 Notes on or after December, 15 2025 (the date falling one month prior to the maturity date of the 2026 Notes), the redemption price for the 2026 Notes will be equal to 100% of

Owl Rock Capital Corporation

Notes to Consolidated Financial Statements (Unaudited) - Continued

the principal amount of the 2026 Notes to be redeemed, plus accrued and unpaid interest, if any, to, but excluding, the date of redemption.

Owl Rock Capital Corporation

Notes to Consolidated Financial Statements (Unaudited) - Continued

Note 7. Commitments and Contingencies

Portfolio Company Commitments

From time to time, the Company may enter into commitments to fund investments. As of June 30, 2020 and December 31, 2019, the Company had the following outstanding commitments to fund investments in current portfolio companies:

Portfolio Company	Investment	June 30, 2020	December 31, 2019
($ in thousands)
11849573 Canada Inc. (dba Intelerad Medical Systems Incorporated)	First lien senior secured delayed draw term loan	$2,262	$—
11849573 Canada Inc. (dba Intelerad Medical Systems Incorporated)	First lien senior secured revolving loan	4,500	—
3ES Innovation Inc. (dba Aucerna)	First lien senior secured revolving loan	3,893	3,893
Accela, Inc.	First lien senior secured revolving loan	3,000	—
Amspec Services Inc.	First lien senior secured revolving loan	289	9,038
Apptio, Inc.	First lien senior secured revolving loan	2,779	2,779
Aramsco, Inc.	First lien senior secured revolving loan	3,910	6,842
Ardonagh Midco 3 PLC	First lien senior secured delayed draw term loan	18,386	—
Associations, Inc.	First lien senior secured delayed draw term loan	16,737	17,949
Associations, Inc.	First lien senior secured revolving loan	—	11,543
BIG Buyer, LLC	First lien senior secured delayed draw term loan	11,250	11,250
BIG Buyer, LLC	First lien senior secured revolving loan	2,500	3,750
Caiman Merger Sub LLC (dba City Brewing)	First lien senior secured revolving loan	12,881	12,881
ConnectWise, LLC	First lien senior secured revolving loan	20,005	20,005
Covenant Surgical Partners, Inc.	First lien senior secured delayed draw term loan	—	2,800
Definitive Healthcare Holdings, LLC	First lien senior secured delayed draw term loan	43,478	43,478
Definitive Healthcare Holdings, LLC	First lien senior secured revolving loan	—	10,870
Douglas Products and Packaging Company LLC	First lien senior secured revolving loan	—	7,872
Endries Acquisition, Inc.	First lien senior secured delayed draw term loan	36,923	51,638
Endries Acquisition, Inc.	First lien senior secured revolving loan	27,000	27,000
Entertainment Benefits Group, LLC	First lien senior secured revolving loan	1,904	9,600
Galls, LLC	First lien senior secured revolving loan	3,975	3,719
Galls, LLC	First lien senior secured delayed draw term loan	—	29,181
GC Agile Holdings Limited (dba Apex Fund Services)	First lien senior secured revolving loan	5,193	10,386
Genesis Acquisition Co. (dba Procare Software)	First lien senior secured delayed draw term loan	4,218	4,745
Genesis Acquisition Co. (dba Procare Software)	First lien senior secured revolving loan	—	1,714
Gerson Lehrman Group, Inc.	First lien senior secured revolving loan	8,086	21,563
H&F Opportunities LUX III S.À R.L (dba Checkmarx)	First lien senior secured revolving loan	16,250	—
HGH Purchaser, Inc. (dba Horizon Services)	First lien senior secured delayed draw term loan	32,400	32,400
HGH Purchaser, Inc. (dba Horizon Services)	First lien senior secured revolving loan	6,318	7,938
Hometown Food Company	First lien senior secured revolving loan	4,235	4,235

Owl Rock Capital Corporation

Notes to Consolidated Financial Statements (Unaudited) - Continued

Portfolio Company	Investment	June 30, 2020	December 31, 2019
Ideal Tridon Holdings, Inc.	First lien senior secured revolving loan	1,882	5,400
Ideal Tridon Holdings, Inc.	First lien senior secured delayed draw term loan	381	381
Individual Foodservice Holdings, LLC	First lien senior secured delayed draw term loan	26,597	42,500
Individual Foodservice Holdings, LLC	First lien senior secured revolving loan	14,280	24,225
Instructure, Inc.	First lien senior secured revolving loan	5,554	—
Integrity Marketing Acquisition, LLC	First lien senior secured delayed draw term loan	—	16,587
Integrity Marketing Acquisition, LLC	First lien senior secured delayed draw term loan	—	32,573
Integrity Marketing Acquisition, LLC	First lien senior secured revolving loan	14,832	14,832
Interoperability Bidco, Inc.	First lien senior secured delayed draw term loan	8,000	8,000
Interoperability Bidco, Inc.	First lien senior secured revolving loan	—	4,000
IQN Holding Corp. (dba Beeline)	First lien senior secured revolving loan	19,095	15,532
KWOR Acquisition, Inc. (dba Worley Claims Services)	First lien senior secured delayed draw term loan	2,063	2,428
KWOR Acquisition, Inc. (dba Worley Claims Services)	First lien senior secured revolving loan	5,200	5,200
Lazer Spot G B Holdings, Inc.	First lien senior secured delayed draw term loan	3,757	13,417
Lazer Spot G B Holdings, Inc.	First lien senior secured revolving loan	16,100	24,687
Lightning Midco, LLC (dba Vector Solutions)	First lien senior secured delayed draw term loan	—	1,764
Lightning Midco, LLC (dba Vector Solutions)	First lien senior secured revolving loan	934	5,318
Litera Bidco LLC	First lien senior secured revolving loan	—	5,738
Lytx, Inc.	First lien senior secured revolving loan	—	2,033
Lytx, Inc.	First lien senior secured delayed draw term loan	14,092	—
Manna Development Group, LLC	First lien senior secured revolving loan	954	3,469
Mavis Tire Express Services Corp.	Second lien senior secured delayed draw term loan	11,376	34,831
MINDBODY, Inc.	First lien senior secured revolving loan	—	6,071
Nelipak Holding Company	First lien senior secured revolving loan	—	4,690
Nelipak Holding Company	First lien senior secured revolving loan	4,415	6,970
NMI Acquisitionco, Inc. (dba Network Merchants)	First lien senior secured revolving loan	—	646
Norvax, LLC (dba GoHealth)	First lien senior secured revolving loan	12,273	12,273
Offen, Inc.	First lien senior secured delayed draw term loan	5,310	5,310
Peter C. Foy & Associated Insurance Services, LLC	First lien senior secured delayed draw term loan	40,755	—
Peter C. Foy & Associated Insurance Services, LLC	First lien senior secured delayed draw term loan	13,556	—
Peter C. Foy & Associated Insurance Services, LLC	First lien senior secured revolving loan	10,167	—
Project Power Buyer, LLC (dba PEC-Veriforce)	First lien senior secured revolving loan	3,188	3,188
Professional Plumbing Group, Inc.	First lien senior secured revolving loan	1,329	5,757
QC Supply, LLC	First lien senior secured revolving loan	281	—
Reef Global, Inc. (fka Cheese Acquisition, LLC)	First lien senior secured revolving loan	5,377	16,364

Owl Rock Capital Corporation

Notes to Consolidated Financial Statements (Unaudited) - Continued

Portfolio Company	Investment	June 30, 2020	December 31, 2019
RSC Acquisition, Inc (dba Risk Strategies)	First lien senior secured delayed draw term loan	8,715	10,894
RSC Acquisition, Inc (dba Risk Strategies)	First lien senior secured revolving loan	1,702	1,702
RxSense Holdings, LLC	First lien senior secured revolving loan	—	4,047
Safety Products/JHC Acquisition Corp. (dba Justrite Safety Group)	First lien senior secured delayed draw term loan	924	924
Sara Lee Frozen Bakery, LLC (fka KSLB Holdings, LLC)	First lien senior secured revolving loan	4,680	3,480
TC Holdings, LLC (dba TrialCard)	First lien senior secured revolving loan	7,685	7,685
THG Acquisition, LLC (dba Hilb)	First lien senior secured delayed draw term loan	13,726	16,841
THG Acquisition, LLC (dba Hilb)	First lien senior secured revolving loan	1,796	5,614
Trader Interactive, LLC (fka Dominion Web Solutions, LLC)	First lien senior secured revolving loan	6,387	6,387
Troon Golf, L.L.C.	First lien senior secured revolving loan	14,426	14,426
TSB Purchaser, Inc. (dba Teaching Strategies, Inc.)	First lien senior secured revolving loan	3,010	3,010
Ultimate Baked Goods Midco, LLC	First lien senior secured revolving loan	5,082	4,066
Valence Surface Technologies LLC	First lien senior secured delayed draw term loan	6,000	30,000
Valence Surface Technologies LLC	First lien senior secured revolving loan	49	10,000
Wingspire Capital Holdings LLC	LLC Interest	40,186	48,552
WU Holdco, Inc. (dba Weiman Products, LLC)	First lien senior secured revolving loan	91	13,920
WU Holdco, Inc. (dba Weiman Products, LLC)	First lien senior secured delayed draw term loan	—	16,943
Zenith Energy U.S. Logistics Holdings, LLC	First lien senior secured delayed draw term loan	10,000	—
Total Unfunded Portfolio Company Commitments		$658,579	$891,744

The Company maintains sufficient borrowing capacity to cover outstanding unfunded portfolio company commitments that the Company may be required to fund.

Other Commitments and Contingencies

The Company had raised $5.5 billion in total Capital Commitments from investors, of which $112.4 million was from executives of Owl Rock. As of June 17, 2019, all outstanding Capital Commitments had been drawn.

In connection with the IPO, on July 22, 2019, the Company entered into the Company 10b5-1 Plan, to acquire up to $150 million in the aggregate of the Company’s common stock at prices below its net asset value per share over a specified period, in accordance with the guidelines specified in Rule 10b-18 and Rule 10b5-1 of the Exchange Act. The Company 10b5-1 Plan commenced on August 19, 2019. As of June 30, 2020, Goldman, Sachs & Co., as agent had repurchased an aggregate of 12,515,624 shares of the Company's common stock pursuant to the Company 10b5-1 Plan for an aggregate of approximately $150 million. Subsequent to June 30, 2020, the 10b5-1 Plan was exhausted on August 4, 2020.

From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of its business. At June 30, 2020, management was not aware of any material pending or threatened litigation that would require accounting recognition or financial statement disclosure.

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

On March 1, 2016, the Company issued 100 common shares for $1,500 to the Adviser.

During the six months ended June 30, 2019, the Company delivered the following capital call notices to investors:

Capital Drawdown Notice Date	Common Share Issuance Date	Number of Common Shares Issued	Aggregate Offering Price ($ in millions)
June 4, 2019	June 17, 2019	103,504,284	1,580.5
March 8, 2019	March 21, 2019	19,267,823	$300.0
January 30, 2019	February 12, 2019	29,220,780	450.0
Total		151,992,887	2,330.5

Distributions

The following table reflects the distributions declared on shares of the Company’s common stock during the six months ended June 30, 2020:

	June 30, 2020
Date Declared	Record Date	Payment Date	Distribution per Share
May 5, 2020	June 30, 2020	August 14, 2020	$0.31
May 28, 2019 (special dividend)	June 30, 2020	August 14, 2020	$0.08
February 19, 2020	March 31, 2020	May 15, 2020	$0.31
May 28, 2019 (special dividend)	March 31, 2020	May 15, 2020	$0.08

On August 4, 2020, the Board declared, in addition to the special dividend of $0.08 per share previously declared on May 28, 2019 for shareholders of record on September 30, 2020 payable on or before November 13, 2020, a distribution of $0.31 per share, for shareholders of record on September 30, 2020 payable on or before November 13, 2020.

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

The following table reflects the common stock issued pursuant to the dividend reinvestment plan during the six months ended June 30, 2020:

Date Declared	Record Date	Payment Date	Shares
Feburary 19, 2020	March 31, 2020	May 15, 2020	2,249,543
October 30, 2019	December 31, 2019	January 31, 2020	2,823,048

The following table reflects the common stock issued pursuant to the dividend reinvestment plan during the six months ended June 30, 2019:

Date Declared	Record Date	Payment Date	Shares
February 27, 2019	March 31, 2019	May 14, 2019	2,882,297
November 6, 2018	December 31, 2018	January 31, 2019	2,613,223

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

The following table provides information regarding purchases of the Company’s common stock by Goldman, Sachs & Co., as agent, pursuant to the 10b5-1 plan for each month in the six months ended June 30, 2020:

Period ($ in millions, except share and per share amounts)	Total Number of Shares Repurchased	Average Price Paid per Share	Approximate Dollar Value of Shares that have been Purchased Under the Plans	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan
January 1, 2020 - January 31, 2020	-	$-	$-	$150.0
February 1, 2020 - February 29, 2020	87,328	$15.17	$1.4	$148.6
March 1, 2020 - March 31, 2020	4,009,218	$12.46	$46.6	$102.0
April 1, 2020 - April 30, 2020	6,235,497	$11.95	$74.3	$27.7
May 1, 2020 - May 31, 2020	2,183,581	$12.76	$27.7	$-
June 1, 2020 - June 30, 2020	-	$-	$-	$-
Total	12,515,624		$150.0

Subsequent to June 30, 2020, the 10b5-1 Plan was exhausted on August 4, 2020.

Note 9. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per common share for the three and six months ended June 30, 2020 and 2019:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands, except per share amounts)	2020	2019	2020	2019
Increase (decrease) in net assets resulting from operations	$303,619	$124,670	$(8,971)	$239,158
Weighted average shares of common stock outstanding—basic and diluted	385,469,952	284,750,731	389,455,832	260,453,529
Earnings per common share-basic and diluted	$0.79	$0.44	$(0.02)	$0.92

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

For the three and six months ended June 30, 2020, the Company recorded expenses (benefit) of $(0.7) million and $1.4 million for U.S. federal excise tax, respectively. For the three and six months ended June 30, 2019, the Company recorded expenses of $(0.2) million and $1.5 million for U.S. federal excise tax, respectively.

Owl Rock Capital Corporation

Notes to Consolidated Financial Statements (Unaudited) - Continued

Note 11. Financial Highlights

The following are the financial highlights for a common share outstanding during the six months ended June 30, 2020 and 2019:

	For the Six Months Ended June 30,
($ in thousands, except share and per share amounts)	2020	2019
Per share data:
Net asset value, beginning of period	$15.24	$15.10
Net investment income(1)	0.71	0.83
Net realized and unrealized gain (loss)	(0.73)	0.12
Total from operations	(0.02)	0.95
Repurchase of common stock	0.08	—
Distributions declared from earnings(2)	(0.78)	(0.77)
Total increase (decrease) in net assets	(0.72)	0.18
Net asset value, end of period	$14.52	$15.28
Shares outstanding, end of period	384,686,586	373,693,244
Per share market value at end of period	$12.33	N/A
Total Return, based on market value(3)	(26.9)%	N/A %
Total Return, based on net asset value(4)	1.0%	6.4%
Ratios / Supplemental Data(5)
Ratio of total expenses to average net assets(6)(7)	4.8%	5.1%
Ratio of net investment income to average net assets(7)	9.1%	9.9%
Net assets, end of period	$5,585,763	$5,709,856
Weighted-average shares outstanding	389,455,832	260,453,529
Total capital commitments, end of period	N/A	$5,470,567
Ratio of total contributed capital to total committed capital, end of period	N/A	100%
Portfolio turnover rate	7.1%	8.7%

________________

(1)	The per share data was derived using the weighted average shares outstanding during the period.
(2)	The per share data was derived using actual shares outstanding at the date of the relevant transaction.
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

(5)	Does not include expenses of investment companies in which the Company invests.
(6)	Prior to the management and incentive fee waivers, the annualized total expenses to average net assets for the six months ended June 30, 2020 was 7.1%.
(7)	The ratio reflects an annualized amount, except in the case of non-recurring expenses (e.g. initial organization expenses).

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

On July 22, 2019, we closed our initial public offering ("IPO"), issuing 10 million shares of our common stock at a public offering price of $15.30 per share, and on August 2, 2019, the underwriters exercised their option to purchase an additional 1.5 million shares of common stock at a purchase price of $15.30 per share.  Net of underwriting fees and offering costs, we received total cash proceeds of $164.0 million. Our common stock began trading on the New York Stock Exchange (“NYSE”) under the symbol “ORCC” on July 18, 2019. In connection with the IPO, on July 22, 2019, we entered into a stock repurchase plan (the “Company 10b5-1 Plan”), to acquire up to $150 million in the aggregate of our common stock at prices below its net asset value per share over a specified period, in accordance with the guidelines specified in Rule 10b-18 and Rule 10b5-1 of the Exchange Act. As of June 30, 2020, we have acquired 12,515,624 shares for approximately $150 million, pursuant to the Company 10b5-1 Plan. The Company 10b5-1 Plan commenced on August 19, 2019. Subsequent to June 30, 2020, the 10b5-1 Plan was exhausted on August 4, 2020.

The Adviser also serves as investment adviser to Owl Rock Capital Corporation II. Owl Rock Capital Corporation II is a corporation formed under the laws of the State of Maryland that, like us, has elected to be treated as a business development company (“BDC”) under the 1940 Act. Owl Rock Capital Corporation II’s investment objective is similar to ours, which is to generate current income, and to a lesser extent, capital appreciation by targeting investment opportunities with favorable risk-adjusted returns. As of June 30, 2020, Owl Rock Capital Corporation II had raised gross proceeds of approximately $1.2 billion, including seed capital contributed by the Adviser in September 2016 and approximately $10.0 million in gross proceeds raised from certain individuals and entities affiliated with the Adviser.

The Adviser is under common control with Owl Rock Technology Advisors LLC (“ORTA”), Owl Rock Capital Private Fund Advisors LLC (“ORPFA”) and Owl Rock Diversified Advisors LLC (“ORDA”), which also are investment advisers and subsidiaries of Owl Rock Capital Partners. The Adviser, ORTA, ORPFA and ORDA are referred to as the “Owl Rock Advisers” and together with Owl Rock Capital Partners are referred to, collectively, as “Owl Rock.”

We may be prohibited under the 1940 Act from participating in certain transactions with our affiliates without the prior approval of our directors who are not interested persons and, in some cases, the prior approval of the SEC.  We, our Adviser and certain affiliates have been granted exemptive relief by the SEC to permit us to co-invest with other funds managed by our Adviser or certain of its affiliates, including Owl Rock Capital Corporation II, Owl Rock Technology Finance Corp. and Owl Rock Capital Corporation III, in a manner consistent with our investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors. Pursuant to such exemptive relief, we generally are permitted to co-invest with certain of our affiliates if a “required majority” (as defined in Section 57(o) of the 1940 Act) of our independent directors make certain conclusions in connection with a co-investment transaction, including that (1) the terms of the transactions, including the consideration to be paid, are reasonable and fair to us and our shareholders and do not involve overreaching by us or our shareholders on the part of any person concerned, (2) the transaction is consistent with the interests of our shareholders and is consistent with our investment objective and strategies, and (3) the investment by our affiliates would not disadvantage us, and our participation would not be on a basis different from or less advantageous than that on which our affiliates are investing. In addition, pursuant to an exemptive order issued by the SEC on April 8, 2020 and applicable to all BDCs, through December 31, 2020, we may, subject to the satisfaction of certain conditions, co-invest in our existing portfolio companies with certain other funds managed by the Adviser or its affiliates and covered by our exemptive relief, even if such other funds have not previously invested in such existing portfolio company. Without this order, affiliated funds would not be able to participate in such co-investments with us unless the affiliated funds had previously acquired securities of the portfolio company in a co-investment transaction with us. Owl Rock Advisers’ allocation policy seeks to ensure equitable allocation of investment opportunities over time between us and other funds managed by our Adviser or its affiliates. As a result of the exemptive relief, there could be significant overlap in our investment portfolio and the investment portfolio of other funds established by the Adviser or its affiliates that could avail themselves of the exemptive relief.

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

COVID-19 Developments

In March 2020, the outbreak of COVID -19 was recognized as a pandemic by the World Health Organization. Shortly thereafter, the President of the United States declared a National Emergency throughout the United States attributable to such outbreak. The outbreak has become increasingly widespread in the United States, including in the markets in which the Company operates, and in response to the outbreak, our Adviser instituted a work from home policy until it is deemed safe to return to the office.

We have and continue to assess the impact of COVID-19 on our portfolio companies. We cannot predict the full impact of the COVID-19 pandemic, including its duration in the United States and worldwide, the effectiveness of governmental responses designed to mitigate strain to businesses and the economy and the magnitude of the economic impact of the outbreak, including with respect to the travel restrictions, business closures and other quarantine measures imposed on service providers and other individuals by various local, state, and federal governmental authorities, as well as non-U.S. governmental authorities. While several countries, as well as certain states in the United States, have begun to lift travel restrictions, business closures and other quarantine measures with a view to reopening their economies, recurring COVID-19 outbreaks have led to the re-introduction of such restrictions in certain states in the United States and globally and could continue to lead to the re-introduction of such restrictions elsewhere. As such, we are unable to predict the duration of any business and supply-chain disruptions, the extent to which COVID-19 will negatively affect our portfolio companies’ operating results or the impact that such disruptions may have on our results of operations and financial condition. Though the magnitude of the impact remains to be seen, we expect our portfolio companies and, by extension, our operating results to be adversely impacted by COVID-19 and depending on the duration and extent of the disruption to the operations of our portfolio companies, we expect that certain portfolio companies will experience financial distress and possibly default on their financial obligations to us and their other capital providers. Some of our portfolio companies have significantly curtailed business operations, furloughed or laid off employees and terminated service providers and deferred capital expenditures, which could impair their business on a permanent basis and we except that additional portfolio companies may take similar actions.

We have built out our portfolio management team to include workout experts and continue to closely monitor our portfolio companies, which includes assessing each portfolio company’s operational and liquidity exposure and outlook. We have executed amendments to our loan documents which provide covenant modifications or additional liquidity, sometimes by allowing a portion of our loan to be paid in PIK rather than cash and in connection with these amendments we may receive increased economics. Any of these developments would likely result in a decrease in the value of our investment in any such portfolio company. In addition, to the extent that the impact to our portfolio companies results in reduced interest payments or permanent impairments on our investments, we could see a decrease in our net investment income which could result in an increase in the percentage of our cash flows dedicated to our debt obligations and could require us to reduce the future amount of distributions to our shareholders.

During the three months ended June 30, 2020, we experienced a decrease in originations, which reflects the lower levels of private equity deal activity in that time period. For the three months ending September 30, 2020, we expect the performance of our portfolio companies to continue to be impacted by COVID-19 and the related economic slowdown, and therefore, while we have highlighted our liquidity and available capital, we are focused on preserving that capital for our existing portfolio companies in order to protect the value of our investments.

Our Investment Framework

We are a Maryland corporation organized primarily to originate and make loans to, and make debt and equity investments in, U.S. middle market companies. Our investment objective is to generate current income, and to a lesser extent, capital appreciation by targeting investment opportunities with favorable risk-adjusted returns. Since our Adviser and its affiliates began investment activities in April 2016 through June 30, 2020, our Adviser and its affiliates have originated $22.0 billion aggregate principal amount of investments, of which $20.4 billion of aggregate principal amount of investments prior to any subsequent exits or repayments, was retained by either us or a corporation or fund advised by our Adviser or its affiliates. We seek to generate current income primarily in U.S. middle market companies through direct originations of senior secured loans or originations of unsecured loans, subordinated loans or mezzanine loans and, to a lesser extent, investments in equity and equity-related securities including warrants, preferred stock and similar forms of senior equity.

We define “middle market companies” generally to mean companies with earnings before interest expense, income tax expense, depreciation and amortization, or “EBITDA,” between $10 million and $250 million annually and/or annual revenue of $50 million to $2.5 billion at the time of investment, although we may on occasion invest in smaller or larger companies if an opportunity presents itself. We generally seek to invest in companies with a loan-to-value ratio of 50% or below.

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

As of June 30, 2020, our average debt investment size in each of our portfolio companies was approximately $90.7 million based on fair value. As of June 30, 2020, our portfolio companies, excluding the investment in Sebago Lake and certain investments that fall outside of our typical borrower profile and represent 96.6% of our total portfolio based on fair value, had weighted average annual revenue of $449 million and weighted average annual EBITDA of $93 million.

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

Revenues

We generate revenues primarily in the form of interest income from the investments we hold. In addition, we may generate income from dividends on either direct equity investments or equity interests obtained in connection with originating loans, such as options, warrants or conversion rights. Our debt investments typically have a term of three to ten years. As of June 30, 2020, 98.7% of our debt investments based on fair value bear interest at a floating rate, subject to interest rate floors, in certain cases. Interest on our debt investments is generally payable either monthly or quarterly.

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

Expenses

Our primary operating expenses include the payment of the management fee and, when the incentive fee waiver expires, the incentive fee, and expenses reimbursable under the Administration Agreement and Investment Advisory Agreement. The management fee and incentive fee compensate our Adviser for work in identifying, evaluating, negotiating, closing, monitoring and realizing our investments. The incentive fee waiver expires in October 2020 and our Adviser does not intend to extend or renew the fee waiver at that time.

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

Leverage

The amount of leverage we use in any period depends on a variety of factors, including cash available for investing, the cost of financing and general economic and market conditions. Generally, our total borrowings are limited so that we cannot incur additional borrowings, including through the issuance of additional debt securities, if such additional indebtedness would cause our asset coverage ratio to fall below 200% or 150%, if certain requirements are met. This means that generally, we can borrow up to $1 for every $1 of investor equity (or, if certain conditions are met, we can borrow up to $2 for every $1 of investor equity). In any period, our interest expense will depend largely on the extent of our borrowing, and we expect interest expense will increase as we increase our debt outstanding. In addition, we may dedicate assets to financing facilities.

On March 31, 2020, our Board, including a “required majority” (as such term is defined in Section 57(o) of the Investment Company Act) of our Board, approved the application of the modified asset coverage requirements set forth in Section 61(a)(2) of the Investment Company Act, as amended by the Small Business Credit Availability Act. On June 8, 2020, the date of our shareholder meeting, we received shareholder approval for the application of the modified asset coverage requirements set forth in Section 61(a)(2) of the 1940 Act, as amended by the Small Business Credit Availability Act. As a result, effective on June 9, 2020, our asset coverage requirement applicable to senior securities was reduced from 200% to 150% and our current target ratio is 0.90x-1.25x.

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

Robust Demand for Debt Capital. We believe U.S. middle market companies will continue to require access to debt capital to refinance existing debt, support growth and finance acquisitions. In addition, we believe the large amount of uninvested capital held by funds of private equity firms, estimated by Preqin Ltd., an alternative assets industry data and research company, to be $1.5 trillion as of December 2019, will continue to drive deal activity. We expect that private equity sponsors will continue to pursue acquisitions and leverage their equity investments with secured loans provided by companies such as us.

The Middle Market is a Large Addressable Market. According to GE Capital’s National Center for the Middle Market 2nd quarter 2020 Middle Market Indicator, there are approximately 200,000 U.S. middle market companies, which have approximately 48 million aggregate employees. Moreover, the U.S. middle market accounts for one-third of private sector gross domestic product (“GDP”). GE defines U.S. middle market companies as those between $10 million and $1 billion in annual revenue, which we believe has significant overlap with our definition of U.S. middle market companies.

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

Portfolio and Investment Activity

As of June 30, 2020, based on fair value, our portfolio consisted of 80.2% first lien senior secured debt investments (of which 40% we consider to be unitranche debt investments (including “last out” portions of such loans)), 17.1% second lien senior secured debt investments, 0.1% unsecured notes, 1.5% equity investments, and 1.1% investment funds and vehicles.

As of June 30, 2020, our weighted average total yield of the portfolio at fair value and amortized cost was 7.7% and 7.5%, respectively, and our weighted average yield of accruing debt and income producing securities at fair value and amortized cost was 7.9% and 7.7%, respectively.

As of June 30, 2020, we had investments in 102 portfolio companies with an aggregate fair value of $9.2 billion.

Based on current market conditions, the pace of our investment activities may vary.

Our investment activity for the three months ended June 30, 2020 and 2019 is presented below (information presented herein is at par value unless otherwise indicated).

	For the Three Months Ended June 30,
($ in thousands)	2020	2019
New investment commitments
Gross originations	$401,202	953,381
Less: Sell downs	(58,500)	-
Total new investment commitments	$342,702	$953,381
Principal amount of investments funded:
First-lien senior secured debt investments	$295,586	$630,213
Second-lien senior secured debt investments	3,125	140,684
Unsecured debt investments	9,300	—
Equity investments	—	1,991
Investment funds and vehicles	—	—
Total principal amount of investments funded	$308,011	$772,888
Principal amount of investments sold or repaid:
First-lien senior secured debt investments	$(123,519)	$(419,460)
Second-lien senior secured debt investments	(42,000)	(43,700)
Unsecured debt investments	—	—
Equity investments	—	—
Investment funds and vehicles	—	(2,000)
Total principal amount of investments sold or repaid	$(165,519)	$(465,160)
Number of new investment commitments in new portfolio companies(1)	3	13
Average new investment commitment amount	$95,456	$54,791
Weighted average term for new investment commitments (in years)	5.3	6.3
Percentage of new debt investment commitments at floating rates	67.2%	100.0%
Percentage of new debt investment commitments at fixed rates	32.8%	0.0%
Weighted average interest rate of new investment commitments(2)	7.9%	8.2%
Weighted average spread over LIBOR of new floating rate investment commitments	7.4%	5.9%

________________

(1)	Number of new investment commitments represents commitments to a particular portfolio company.
(2)	Assumes each floating rate commitment is subject to the greater of the interest rate floor (if applicable) or 3-month LIBOR, which was 0.30% and 2.32% as of June 30, 2020 and 2019, respectively.

As of June 30, 2020 and December 31, 2019, our investments consisted of the following:

	June 30, 2020			December 31, 2019
($ in thousands)	Amortized Cost		Fair Value	Amortized Cost		Fair Value
First-lien senior secured debt investments	$7,625,958	(3)	$7,394,315	$7,136,866	(3)	$7,113,356
Second-lien senior secured debt investments	1,646,317		1,570,925	1,590,439		1,584,917
Unsecured debt investments	9,207		9,207	—		—
Equity investments(1)	136,592		137,407	12,663		12,875
Investment funds and vehicles(2)	107,838		98,876	88,888		88,077
Total Investments	$9,525,912		$9,210,730	$8,828,856		$8,799,225

________________

(1)	Includes investment in Wingspire.
(2)	Includes investment in Sebago Lake.
(3)	40% and 43% of which we consider unitranche loans as of June 30, 2020 and December 31, 2019, respectively.

The table below describes investments by industry composition based on fair value as of June 30, 2020 and December 31, 2019:

	June 30, 2020	December 31, 2019
Advertising and media	2.2%	2.6%
Aerospace and defense	3.2	3.3
Automotive	1.8	1.7
Buildings and real estate	5.8	6.6
Business services	4.7	5.4
Chemicals	2.4	2.6
Consumer products	4.1	2.7
Containers and packaging	1.9	2.1
Distribution	7.0	8.6
Education	2.9	3.5
Energy equipment and services	0.1	0.2
Financial services (1)	2.0	1.6
Food and beverage	6.3	7.2
Healthcare providers and services	7.5	8.3
Healthcare technology	3.9	3.4
Household products	1.3	1.5
Infrastructure and environmental services	2.4	2.7
Insurance	9.0	5.7
Internet software and services	9.0	8.1
Investment funds and vehicles (2)	1.1	1.0
Leisure and entertainment	1.9	2.0
Manufacturing	3.5	2.9
Oil and gas	2.0	2.3
Professional services	8.0	8.1
Specialty retail	2.6	2.7
Telecommunications	0.5	0.5
Transportation	2.9	2.7
Total	100.0%	100.0%

________________

(1)	Includes investment in Wingspire.
(2)	Includes investment in Sebago Lake.

The table below describes investments by geographic composition based on fair value as of June 30, 2020 and December 31, 2019:

	June 30, 2020	December 31, 2019
United States:
Midwest	18.9%	19.5%
Northeast	16.9	18.7
South	43.6	42.8
West	14.9	15.3
Belgium	1.0	1.0
Canada	1.0	0.9
Israel	0.4	-
United Kingdom	3.3	1.8
Total	100.0%	100.0%

The weighted average yields and interest rates of our investments at fair value as of June 30, 2020 and December 31, 2019 were as follows:

	June 30, 2020	December 31, 2019
Weighted average total yield of portfolio	7.7%	8.7%
Weighted average total yield of accruing debt and income producing securities	7.9%	8.7%
Weighted average interest rate of accruing debt securities	7.3%	8.1%
Weighted average spread over LIBOR of all accruing floating rate investments	6.3%	6.3%

The weighted average yield of our accruing debt and income producing securities is not the same as a return on investment for our shareholders but, rather, relates to our investment portfolio and is calculated before the payment of all of our and our subsidiaries’ fees and expenses. The weighted average yield was computed using the effective interest rates as of each respective date, including accretion of original issue discount and loan origination fees, but excluding investments on non-accrual status, if any. There can be no assurance that the weighted average yield will remain at its current level.

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

The following table shows the composition of our portfolio on the 1 to 5 rating scale as of June 30, 2020 and December 31, 2019:

	June 30, 2020		December 31, 2019
Investment Rating	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
($ in thousands)
1	$833,259	9.0%	$753,619	8.6%
2	7,179,918	78.0	7,576,022	86.1
3	735,187	8.0	469,584	5.3
4	462,366	5.0	—	—
5	—	—	—	—
Total	$9,210,730	100.0%	$8,799,225	100.0%

The increase in investments rated by our Adviser as a 3 and 4 as of June 30, 2020 as compared to December 31, 2019 can be attributed to either COVID-19 related market disruptions or the underlying performance of the portfolio company. See “COVID-19 Developments” for additional information.

The following table shows the amortized cost of our performing and non-accrual debt investments as of June 30, 2020 and December 31, 2019:

	June 30, 2020		December 31, 2019
($ in thousands)	Amortized Cost	Percentage	Amortized Cost	Percentage
Performing	$9,090,398	97.9%	$8,727,305	100.0%
Non-accrual	191,084	2.1%	—	—%
Total	$9,281,482	100.0%	$8,727,305	100.0%

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

Sebago Lake LLC

Sebago Lake, a Delaware limited liability company, was formed as a joint venture between us and The Regents of the University of California (“Regents”) and commenced operations on June 20, 2017. Sebago Lake’s principal purpose is to make investments, primarily in senior secured loans that are made to middle-market companies or in broadly syndicated loans. Both we and Regents (the “Members”) have a 50% economic ownership in Sebago Lake. Except under certain circumstances, contributions to Sebago Lake cannot be redeemed. Each of the Members initially agreed to contribute up to $100 million to Sebago Lake. On July 26, 2018, each of the Members increased their contribution to Sebago Lake up to an aggregate of $125 million. As of June 30, 2020, each Member has funded $107.8 million of their respective $125 million commitments. Sebago Lake is managed by the Members, each of which have equal voting rights. Investment decisions must be approved by each of the Members.

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

As of June 30, 2020 and December 31, 2019, Sebago Lake had total investments in senior secured debt at fair value of $540.1 million and $478.5 million, respectively. The determination of fair value is in accordance with ASC 820; however, such fair value is not included in our Board’s valuation process. The following table is a summary of Sebago Lake’s portfolio as well as a listing of the portfolio investments in Sebago Lake’s portfolio as of June 30, 2020 and December 31, 2019:

($ in thousands)	June 30, 2020	December 31, 2019
Total senior secured debt investments(1)	$563,191	$484,439
Weighted average spread over LIBOR(1)	4.45%	4.56%
Number of portfolio companies	17	16
Largest funded investment to a single borrower(1)	$49,875	$50,000

________________

(1)	At par.

Sebago Lake's Portfolio as of June 30, 2020 ($ in thousands) (Unaudited)
Company(1)(2)(4)(5)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(3)	Fair Value	Percentage of Members' Equity
Debt Investments
Aerospace and defense
Applied Composites Holdings, LLC (fka AC&A Enterprises Holdings, LLC)(7)	First lien senior secured loan	L + 5.00%	12/21/2023	$35,009	$34,569	$34,280	17.3%
Applied Composites Holdings, LLC (fka AC&A Enterprises Holdings, LLC)(7)(11)(14)	First lien senior secured revolving loan	L + 5.00%	12/21/2022	3,000	2,970	2,937	1.5%
Bleriot US Bidco Inc.(7)	First lien senior secured loan	L + 4.75%	10/30/2026	14,963	14,826	14,439	7.2%
Dynasty Acquisition Co., Inc. (dba StandardAero Limited)(7)	First lien senior secured loan	L + 3.50%	4/6/2026	39,700	39,531	35,716	18.1%
				92,672	91,896	87,372	44.1%
Business Services
Vistage Worldwide, Inc.(7)	First lien senior secured loan	L + 4.00%	2/10/2025	17,411	17,328	16,932	8.6%
Distribution
Dealer Tire, LLC (6)(10)	First lien senior secured loan	L + 4.25%	12/12/2025	36,815	36,616	35,096	17.7%
Education
Spring Education Group, Inc. (fka SSH Group Holdings, Inc.)(7)	First lien senior secured loan	L + 4.25%	7/30/2025	34,387	34,307	32,103	16.2%
Food and beverage
DecoPac, Inc.(7)	First lien senior secured loan	L + 4.25%	9/30/2024	20,561	20,496	20,089	10.2%
DecoPac, Inc.(6)(11)(14)	First lien senior secured revolving loan	L + 4.25%	9/29/2023	714	705	571	0.3%
FQSR, LLC (dba KBP Investments)(7)	First lien senior secured loan	L + 5.50%	5/15/2023	24,383	24,176	23,693	12.0%
FQSR, LLC (dba KBP Investments)(8)(11)(13)	First lien senior secured delayed draw term loan	L + 5.50%	9/10/2021	9,477	9,223	8,816	4.4%
Sovos Brands Intermediate, Inc.(8)	First lien senior secured loan	L + 4.75%	11/20/2025	44,325	43,974	43,439	22.0%
				99,460	98,574	96,608	48.9%

Sebago Lake's Portfolio as of June 30, 2020 ($ in thousands) (Unaudited)
Company(1)(2)(4)(5)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(3)	Fair Value	Percentage of Members' Equity
Healthcare equipment and services
Cadence, Inc.(6)	First lien senior secured loan	L + 4.50%	5/21/2025	27,128	26,635	26,295	13.3%
Cadence, Inc.(9)(11)(14)	First lien senior secured revolving loan	L + 3.50%	5/21/2023	2,936	2,830	2,710	1.4%
				30,064	29,465	29,005	14.7%
Healthcare technology
VVC Holdings Corp. (dba Athenahealth, Inc.)(7)(10)	First lien senior secured loan	L + 4.50%	2/11/2026	19,750	19,418	19,092	9.7%
Infrastructure and environmental services
CHA Holding, Inc.(7)	First lien senior secured loan	L + 4.50%	4/10/2025	41,355	41,042	40,260	20.4%
Insurance
Integro Parent Inc.(6)	First lien senior secured loan	L + 5.75%	10/31/2022	30,275	30,189	29,722	15.0%
Integro Parent Inc.(11)(12)(14)	First lien senior secured revolving loan	L + 4.50%	10/30/2021	-	(12)	(93)	—%
USRP Holdings, Inc. (dba U.S. Retirement and Benefits Partners)(8)	First lien senior secured loan	L + 4.25%	3/29/2025	40,354	39,635	38,291	19.3%
USRP Holdings, Inc. (dba U.S. Retirement and Benefits Partners)(8)(11)(14)	First lien senior secured revolving loan	L + 4.25%	3/29/2023	1,625	1,522	1,374	0.7%
				72,254	71,334	69,294	35.0%
Internet software and services
DCert Buyer, Inc.(6)(10)	First lien senior secured loan	L + 4.00%	10/16/2026	49,875	49,703	48,070	24.3%
Manufacturing
Engineered Machinery Holdings(7)	First lien senior secured loan	L + 4.25%	7/19/2024	44,623	44,255	42,839	21.6%
Transportation
Uber Technologies, Inc.(6)(10)	First lien senior secured loan	L + 4.00%	4/4/2025	24,525	24,403	23,472	11.9%
Total Debt Investments				563,191	558,341	540,143	273.1%
Total Investments				$563,191	$558,341	$540,143	273.1%

________________

(1)	Certain portfolio company investments are subject to contractual restrictions on sales.
(2)	Unless otherwise indicated, Sebago Lake’s investments are pledged as collateral supporting the amounts outstanding under Sebago Lake’s credit facility.
(3)	The amortized cost represents the original cost adjusted for the amortization of discounts and premiums, as applicable, on debt investments using the effective interest method.
(4)	Unless otherwise indicated, all investments are considered Level 3 investments.
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

(6)	The interest rate on these loans is subject to 1 month LIBOR, which as of June 30, 2020 was 0.16%.
(7)	The interest rate on these loans is subject to 3 month LIBOR, which as of June 30, 2020 was 0.30%.
(8)	The interest rate on these loans is subject to 6 month LIBOR, which as of June 30, 2020 was 0.37%.
(9)	The interest rate on these loans is subject to Prime, which as of June 30, 2020 was 3.25%.
(10)	Level 2 investment.
(11)	Position or portion thereof is an unfunded loan commitment.
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

(11)	The date disclosed represents the commitment period of the unfunded term loan. Upon expiration of the commitment period, the funded portion of the term loan may be subject to a longer maturity date.
(12)	Investment is not pledged as collateral under Sebago Lake’s credit facility.

Below is selected balance sheet information for Sebago Lake as of June 30, 2020 and December 31, 2019:

($ in thousands)	June 30, 2020 (Unaudited)	December 31, 2019
Assets
Investments at fair value (amortized cost of $558,341 and $479,647, respectively)	$540,143	$478,509
Cash	25,610	34,104
Interest receivable	851	1,281
Prepaid expenses and other assets	633	162
Total Assets	$567,237	$514,056
Liabilities
Debt (net of unamortized debt issuance costs of $3,154 and $3,895, respectively)	$363,101	$330,289
Distributions payable	4,521	4,950
Accrued expenses and other liabilities	1,864	2,663
Total Liabilities	$369,486	$337,902
Members' Equity
Members' Equity	197,751	176,154
Members' Equity	197,751	176,154
Total Liabilities and Members' Equity	$567,237	$514,056

Below is selected statement of operations information for Sebago Lake for the three and six months ended June 30, 2020 and 2019:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2020	2019	2020	2019
Investment Income
Interest income	$8,269	$10,087	$16,771	$20,483
Other income	64	57	156	125
Total Investment Income	8,333	10,144	16,927	20,608
Expenses
Interest expense	3,404	4,551	7,188	9,184
Professional fees	178	175	345	355
Total Expenses	3,582	4,726	7,533	9,539
Net Investment Income Before Taxes	4,751	5,418	9,394	11,069
Taxes	634	253	(261)	587
Net Investment Income After Taxes	$4,117	$5,165	$9,655	$10,482
Net Change in Unrealized Gain (Loss) on Investments
Net change in unrealized gain (loss) on investments	13,901	2,035	(17,060)	6,205
Total Net Change in Unrealized Gain (Loss) on Investments	13,901	2,035	(17,060)	6,205
Net Increase (Decrease) in Members' Equity Resulting from Operations	$18,018	$7,200	$(7,405)	$16,687

On August 9, 2017, Sebago Lake Financing LLC and SL Lending LLC, wholly-owned subsidiaries of Sebago Lake, entered into a credit facility with Goldman Sachs Bank USA. Goldman Sachs Bank USA serves as the sole lead arranger, syndication agent and administrative agent, and State Street Bank and Trust Company serves as the collateral administrator and agent. The credit facility includes a maximum borrowing capacity of $400 million. As of June 30, 2020, there was $366.3 million outstanding under the credit facility. For the three and six months ended June 30, 2020 and 2019, the components of interest expense were as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
($ in thousands)	2020	2019	2020	2019
Interest expense	$2,994	$4,142	$6,368	$8,368
Amortization of debt issuance costs	410	409	820	816
Total Interest Expense	$3,404	$4,551	$7,188	$9,184
Average interest rate	3.2%	4.8%	3.6%	4.8%
Average daily borrowings	$366,256	$340,266	$349,851	$344,317

Loan Origination and Structuring Fees

If the loan origination and structuring fees earned by Sebago Lake during a fiscal period exceed Sebago Lake’s expenses and other obligations (excluding financing costs), such excess is allocated to the Member(s) responsible for the origination of the loans pro rata in accordance with the total loan origination and structuring fees earned by Sebago Lake with respect to the loans originated by such Member; provided, that in no event will the amount allocated to a Member exceed 1% of the par value of the loans originated by such Member in any fiscal year. The loan origination and structuring fee is accrued quarterly and included in other income from controlled, affiliated investments on our Consolidated Statements of Operations and paid annually. On February 27, 2019, the Members agreed to amend the terms of Sebago Lake’s operating agreement to eliminate the allocation of excess loan origination and structuring fees to the Members. As such, for the three and six months ended June 30, 2020 and 2019, we accrued no income based on loan origination and structuring fees.

Results of Operations

The following table represents the operating results for the three and six months ended June 30, 2020 and 2019:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
($ in millions)	2020	2019	2020	2019
Total Investment Income	$190.2	$176.1	$394.9	$327.6
Less: Net operating expenses	61.8	56.7	118.1	110.5
Net Investment Income (Loss) Before Taxes	$128.4	$119.4	$276.8	$217.1
Less: Income taxes, including excise taxes	(0.7)	(0.2)	1.4	1.5
Net Investment Income (Loss) After Taxes	$129.1	$119.6	$275.4	$215.6
Net change in unrealized gain (loss)	174.5	5.1	(284.7)	23.5
Net realized gain (loss)	—	—	0.3	—
Net Increase (Decrease) in Net Assets Resulting from Operations	$303.6	$124.7	$(9.0)	$239.1

Net increase (decrease) in net assets resulting from operations can vary from period to period as a result of various factors, including the level of new investment commitments, expenses, the recognition of realized gains and losses and changes in unrealized appreciation and depreciation on the investment portfolio.

Investment Income

Investment income for the three and six months ended June 30, 2020 and 2019 were as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
($ in millions)	2020	2019	2020	2019
Interest income from investments	$183.2	$171.4	$381.6	$317.8
Dividend income	3.2	2.6	5.4	5.3
Other income	3.8	2.1	7.9	4.5
Total investment income	$190.2	$176.1	$394.9	$327.6

For the three months ended June 30, 2020 and 2019

Investment income increased to $190.2 million for the three months ended June 30, 2020 from $176.1 million for the same period in prior year primarily due to an increase in our investment portfolio, which, at par, increased from $7.4 billion as of June 30, 2019, to $9.7 billion as of June 30, 2020, partially offset by a decrease in our portfolio’s weighted average yield at amortized cost from 9.1% as of June 30, 2019 to 7.5% as of June 30, 2020. Included in interest income are other fees such as prepayment fees and accelerated amortization of upfront fees from unscheduled paydowns. Period over period, income generated from these fees decreased, which is attributed to the decreased repayment activity in the current period, to $3.0 million, from $11.6 million, for the three months ended June 30, 2020 and 2019, respectively. For the three months ended June 30, 2020 payment-in-kind income represented approximately 6% of investment income. For the three months ended June 30, 2019, payment-in-kind income represented less than 5% of investment income. Other income increased period-over-period due to an increase in incremental fee income, which are fees that are generally available to us as a result of closing investments and normally paid at the time of closing. We expect that investment income will continue to increase provided that our investment portfolio continues to increase.

For the six months ended June 30, 2020 and 2019

Investment income increased to $394.9 million for the six months ended June 30, 2020 from $327.6 million for the same period in prior year primarily due to an increase in our investment portfolio, which, at par, increased from $7.4 billion as of June 30, 2019, to $9.7 billion as of June 30, 2020, partially offset by a decrease in our portfolio’s weighted average yield at amortized cost from 9.1% as of June 30, 2019 to 7.5% as of June 30, 2020. Included in interest income are other fees such as prepayment fees and accelerated amortization of upfront fees from unscheduled paydowns. Period over period, income generated from these fees were relatively flat, which is attributed to the similar repayment activity in the current period, to $12.8 million, from $12.0 million, for the six months ended June 30, 2020 and 2019, respectively. For both the six months ended June 30, 2020 and 2019, payment-in-kind income represented less than 5% of investment income. Other income increased period-over-period due to an increase in incremental fee income, which are fees that are generally available to us as a result of closing investments and normally paid at the time of closing. We expect that investment income will continue to increase provided that our investment portfolio continues to increase.

Expenses

Expenses for the three and six months ended June 30, 2020 and 2019 were as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
($ in millions)	2020	2019	2020	2019
Interest expense	$39.2	$36.9	$73.1	$71.6
Management fee	34.6	15.5	68.4	30.6
Performance based incentive fees	22.6	—	48.2	—
Professional fees	3.3	2.3	6.5	4.5
Directors' fees	0.2	0.1	0.4	0.3
Other general and administrative	1.7	1.9	3.9	3.5
Total operating expenses	$101.6	$56.7	$200.5	$110.5
Management and incentive fees waived	(39.9)	—	(82.4)	—
Net operating expenses	$61.7	$56.7	$118.1	$110.5

Under the terms of the Administration Agreement, we reimburse the Adviser for services performed for us. In addition, pursuant to the terms of the Administration Agreement, the Adviser may delegate its obligations under the Administration Agreement to an affiliate or to a third party and we reimburse the Adviser for any services performed for us by such affiliate or third party.

For the three months ended June 30, 2020 and 2019

Total expenses, after the effect of management and incentive fee waivers, increased to $61.7 million for the three months ended June 30, 2020 from $56.7 million for the same period in the prior year primarily due to an increase in management, professional fees and interest expense. Management fees, net of the fee waiver increased $1.8 million period over period due to an increase in assets to $9.5 billion as of June 30, 2020 as compared to assets of $7.5 billion as of June 30, 2019. As a percentage of total assets, professional fees, directors’ fees and other general and administrative expenses remained relatively consistent period over period. The increase in interest expense of $2.3 million was primarily driven by an increase in average daily borrowings, partially offset by a decrease in the average interest rate from 5.0% to 3.6%.

For the six months ended June 30, 2020 and 2019

Total expenses, after the effect of management and incentive fee waivers, increased to $118.1 million for the six months ended June 30, 2020 from $110.5 million for the same period in the prior year primarily due to an increase in management, professional fees and interest expense. Management fees, net of the fee waiver increased $3.6 million period over period due to an increase in assets to $9.5 billion as of June 30, 2020 as compared to assets of $7.5 billion as of June 30, 2019. As a percentage of total assets, professional fees, directors’ fees and other general and administrative expenses remained relatively consistent period over period. The increase in interest expense of $1.5 million was primarily driven by an increase in average daily borrowings, partially offset by a decrease in the average interest rate from 4.8% to 3.9%.

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

For the three and six months ended June 30, 2020, we recorded expenses (benefit) of $(0.7) million and $1.4 million for U.S. federal excise tax, respectively. For the three and six months ended June 30, 2019, we recorded expenses of $(0.2) million and $1.5 million for U.S. federal excise tax, respectively.

Net Unrealized Gains (Losses)

We fair value our portfolio investments quarterly and any changes in fair value are recorded as unrealized gains or losses.  During the three and six months ended June 30, 2020 and 2019, net unrealized gains (losses) were comprised of the following:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
($ in millions)	2020	2019	2020	2019
Net change in unrealized gain (loss) on investments	$174.3	$5.1	$(284.8)	$23.5
Net change in translation of assets and liabilities in foreign currencies	0.2	—	0.1	—
Net change in unrealized gain (loss)	$174.5	$5.1	$(284.7)	$23.5

For the three months ended June 30, 2020 and 2019

For the three months ended June 30, 2020, the net unrealized gain was primarily driven by an increase in the fair value of our debt investments as compared to March 31, 2020. As of June 30, 2020, the fair value of our debt investments as a percentage of principal was 95.1%, as compared to 93.5% as of March 31, 2020. The primary driver of our portfolio’s unrealized gains for the three months ended June 30, 2020 was due to improved market conditions and tightening of credit spreads as business began to reopen and the government provided fiscal stimulus to support the economy. See “COVID-19 Developments” for additional information. The ten largest contributors to the change in net unrealized gain (loss) on investments during the three months ended June 30, 2020 consisted of the following:

Portfolio Company ($ in millions)	Net Change in Unrealized Gain (Loss)
H-Food Holdings, LLC	$13.4
Gerson Lehrman Group, Inc.	10.5
Geodigm Corporation (dba National Dentex)	8.9
Norvax, LLC (dba GoHealth)	8.3
Sebago Lake LLC	6.7
ConnectWise, LLC	6.4
Integrity Marketing Acquisition, LLC	6.4
Remaining portfolio companies	142.2
Swipe Acquisition Corporation (dba PLI)	(15.7)
Aviation Solutions Midco, LLC (dba STS Aviation)	(6.4)
CIBT Global, Inc.	(6.4)
Total	$174.3

For the six months ended June 30, 2020 and 2019

For the six months ended June 30, 2020, the net unrealized loss was primarily driven by a decrease in the fair value of our debt investments as compared to December 31, 2019. As of June 30, 2020, the fair value of our debt investments as a percentage of principal was 95.1%, as compared to 98.0% as of December 31, 2019. The primary driver of our portfolio’s net unrealized loss was due to current market conditions and credit spreads widening. See “COVID-19 Developments” for additional information. The ten largest contributors to the change in net unrealized gain (loss) on investments during the six months ended June 30, 2020 consisted of the following:

Portfolio Company ($ in millions)	Net Change in Unrealized Gain (Loss)
Aviation Solutions Midco, LLC (dba STS Aviation)	$(27.8)
Swipe Acquisition Corporation (dba PLI)	(27.2)
CIBT Global, Inc.	(16.0)
Innovative Water Care Global Corporation	(12.4)
Valence Surface Technologies LLC	(11.0)
Geodigm Corporation (dba National Dentex)	(8.7)
Mavis Tire Express Services Corp.	(8.6)
Sebago Lake LLC	(8.2)
Blackhawk Network Holdings, Inc.	(8.0)
Reef Global, Inc. (fka Cheese Acquisition, LLC)	(7.3)
Remaining portfolio companies	(149.5)
Total	$(284.8)

Net Realized Gains (Losses)

The realized gains and losses on fully exited and partially exited portfolio companies during the three and six months ended June 30, 2020 and 2019 were comprised of the following:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
($ in millions)	2020	2019	2020	2019
Net realized gain (loss) on investments	$—	$(0.2)	$0.4	$(0.2)
Net realized gain (loss) on foreign currency transactions	—	0.2	(0.1)	0.2
Net realized gain (loss)	$—	$—	$0.3	$—

Realized Gross Internal Rate of Return

Since we began investing in 2016 through June 30, 2020, our exited investments have resulted in an aggregate cash flow realized gross internal rate of return to us of over 11.7% (based on total capital invested of $2.6 billion and total proceeds from these exited investments of $2.9 billion). Over seventy percent of these exited investments resulted in an aggregate cash flow realized gross internal rate of return (“IRR”) to us of 10% or greater.

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

We may from time to time enter into additional debt facilities, increase the size of our existing credit facilities or issue additional debt securities. Any such incurrence or issuance would be subject to prevailing market conditions, our liquidity requirements, contractual and regulatory restrictions and other factors. In accordance with the 1940 Act, with certain limited exceptions, we are only allowed to incur borrowings, issue debt securities or issue preferred stock, if immediately after the borrowing or issuance, the ratio of total assets (less total liabilities other than indebtedness) to total indebtedness plus preferred stock, is at least 200% (or 150% if certain conditions are met). On March 31, 2020, our Board, including a “required majority” (as such term is defined in Section 57(o) of the Investment Company Act) of our Board, approved the application of the modified asset coverage requirements set forth in Section 61(a)(2) of the Investment Company Act, as amended by the Small Business Credit Availability Act. On June 8, 2020, the date of our shareholder meeting, we received shareholder approval for the application of the modified asset coverage requirements set forth in Section 61(a)(2) of the 1940 Act, as amended by the Small Business Credit Availability Act. As a result, effective on June 9, 2020, our asset coverage requirement applicable to senior securities was reduced from 200% to 150% and our current target ratio is 0.90x-1.25x.

As of June 30, 2020 and December 31, 2019, our asset coverage ratio was 247% and 293%, respectively. We seek to carefully consider our unfunded commitments for the purpose of planning our ongoing financial leverage. Further, we maintain sufficient borrowing capacity within the 150% asset coverage limitation to cover any outstanding unfunded commitments we are required to fund.

Cash and restricted cash as of June 30, 2020, taken together with our available debt, is expected to be sufficient for our investing activities and to conduct our operations in the near term. As of June 30, 2020, we had $1.7 billion available under our credit facilities.

As of June 30, 2020, we had $188.0 million in cash and restricted cash. During the six months ended June 30, 2020, we used $0.2 billion in cash for operating activities, primarily as a result of funding portfolio investments of $1.4 billion, partially offset by sell downs and repayments of $0.8 billion and other operating activity of $0.4 billion. Lastly, cash provided by financing activities was $0.1 billion during the period, which was the result of net borrowings on our credit facilities of $0.5 billion, partially offset by repurchase of common stock under the Company 10b5-1 Plan of $0.2 billion and distributions paid of $0.2 billion.

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

On March 1, 2016, we issued 100 common shares for $1,500 to the Adviser.

       During the six months ended June 30, 2019, we delivered the following capital call notices to our investors:

Capital Drawdown Notice Date	Common Share Issuance Date	Number of Common Shares Issued	Aggregate Offering Price ($ in millions)
June 4, 2019	June 17, 2019	103,504,284	1,580.5
March 8, 2019	March 21, 2019	19,267,823	$300.0
January 30, 2019	February 12, 2019	29,220,780	450.0
Total		151,992,887	2,330.5

For 365 days following our IPO, without the prior written consent of our Board, a shareholder was limited in its ability to transfer (whether by sale, gift, merger, by operation of law or otherwise), exchange, assign, pledge, hypothecate or otherwise dispose of or encumber any shares of common stock held by such shareholder prior to the date of the IPO.  Currently, because our IPO was more than 365 days ago, shares of our common stock held by a shareholder prior to the date of the IPO, are no longer subject to contractual restrictions.  However, the Adviser, our directors and Mr. Lipschultz have agreed for a period of 540 days after the IPO and we and our executive officers who are not directors have agreed for a period of 180 days after the IPO, (i) not to offer, sell, contract to sell, pledge, grant any option to purchase, lend or otherwise dispose of, or file with the SEC a registration statement under the Securities Act (other than a registration statement pursuant to Rule 415 of the Securities Act) relating to, any shares of our common stock, or any options or warrants to purchase any shares of our common stock, or any securities convertible into, exchangeable for or that represent the right to receive shares of our common stock or (ii) engage in any hedging or other transaction or arrangement (including, without limitation, any short sale or the purchase or sale of, or entry into, any put or call option, or combination thereof, forward, swap or any other derivative transaction or instrument, however described or defined) which is designed to or which reasonably could be expected to lead to or result in a sale or disposition (whether by the undersigned or someone other than the undersigned), or transfer of any of the economic consequences of ownership, in whole or in part, directly or indirectly, of our common stock or any such other securities whether any such transaction or arrangement (or instrument provided for thereunder) would be settled by delivery of our common stock or other securities, in cash or otherwise, without the prior written consent of Goldman Sachs & Co. LLC and BofA Securities, Inc. on behalf of the underwriters, subject to certain exceptions; provided, however that, commencing 30 days after the IPO, the foregoing shall not prohibit a convertible notes issuance by us in an amount not to exceed $250 million.

Distributions

The following table reflects the distributions declared on shares of our common stock during the six months ended June 30, 2020:

	June 30, 2020
Date Declared	Record Date	Payment Date	Distribution per Share
May 5, 2020	June 30, 2020	August 14, 2020	$0.31
May 28, 2019 (special dividend)	June 30, 2020	August 14, 2020	$0.08
February 19, 2020	March 31, 2020	May 15, 2020	$0.31
May 28, 2019 (special dividend)	March 31, 2020	May 15, 2020	$0.08

On August 4, 2020, the Board declared, in addition to the special dividend of $0.08 per share previously declared on May 28, 2019 for shareholders of record on September 30, 2020 payable on or before November 13, 2020, a distribution of $0.31 per share, for shareholders of record on September 30, 2020 payable on or before November 13, 2020.

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

The following table reflects the common stock issued pursuant to the dividend reinvestment plan during the six months ended June 30, 2020:

Date Declared	Record Date	Payment Date	Shares
Feburary 19, 2020	March 31, 2020	May 15, 2020	2,249,543
October 30, 2019	December 31, 2019	January 31, 2020	2,823,048

The following table reflects the common stock issued pursuant to the dividend reinvestment plan during the six months ended June 30, 2019:

Date Declared	Record Date	Payment Date	Shares
February 27, 2019	March 31, 2019	May 14, 2019	2,882,297
November 6, 2018	December 31, 2018	January 31, 2019	2,613,223

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

The Company 10b5-1 Plan commenced on August 19, 2019 and will terminate upon the earliest to occur of (i) 18-months (tolled for periods during which the Company 10b5-1 Plan is suspended), (ii) the end of the trading day on which the aggregate purchase price for all shares purchased under the Company 10b5-1 Plan equals $150 million and (iii) the occurrence of certain other events described in the Company 10b5-1 Plan. Subsequent to June 30, 2020, the 10b5-1 Plan was exhausted on August 4, 2020.

The following table provides information regarding purchases of the Company’s common stock by Goldman, Sachs & Co., as agent, pursuant to the 10b5-1 plan for each month in the six month period ended June 30, 2020:

Period ($ in millions, except share and per share amounts)	Total Number of Shares Repurchased	Average Price Paid per Share	Approximate Dollar Value of Shares that have been Purchased Under the Plans	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan
January 1, 2020 - January 31, 2020	-	$-	$-	$150.0
February 1, 2020 - February 29, 2020	87,328	$15.17	$1.4	$148.6
March 1, 2020 - March 31, 2020	4,009,218	$12.46	$46.6	$102.0
April 1, 2020 - April 30, 2020	6,235,497	$11.95	$74.3	$27.7
May 1, 2020 - May 31, 2020	2,183,581	$12.76	$27.7	$-
June 1, 2020 - June 30, 2020	-	$-	$-	$-
Total	12,515,624		$150.0

Debt

Aggregate Borrowings

Debt obligations consisted of the following as of June 30, 2020 and December 31, 2019:

	June 30, 2020
($ in thousands)	Aggregate Principal Committed	Outstanding Principal	Amount Available(1)	Net Carrying Value(2)
Revolving Credit Facility(3)(5)	$1,335,000	$164,571	$1,147,065	$157,952
SPV Asset Facility II	350,000	230,000	120,000	225,240
SPV Asset Facility III	500,000	425,000	75,000	422,383
SPV Asset Facility IV	450,000	60,250	389,750	56,678
CLO I	390,000	390,000	—	386,513
CLO II	260,000	260,000	—	257,830
CLO III	260,000	260,000	—	257,893
CLO IV	252,000	252,000	—	247,725
2023 Notes(4)	150,000	150,000	—	153,020
2024 Notes(4)	400,000	400,000	—	420,932
2025 Notes	425,000	425,000	—	417,413
July 2025 Notes	500,000	500,000	—	491,293
Total Debt	$5,272,000	$3,516,821	$1,731,815	$3,494,872

________________

(1)	The amount available reflects any limitations related to each credit facility’s borrowing base.
(2)

The carrying value of the Company’s Revolving Credit Facility, SPV Asset Facility II, SPV Asset Facility III, SPV Asset Facility IV, CLO I, CLO II, CLO III, CLO IV, 2023 Notes, 2024 Notes, 2025 Notes and July 2025 Notes are presented net of deferred financing costs of $6.6 million, $4.8 million, $2.6 million, $3.6 million, $3.5 million, $2.2 million, $2.1 million, $4.3 million, $1.2 million, $8.0 million, $7.5 million and $8.7 million, respectively.

(3)	Includes the unrealized translation gain (loss) on borrowings denominated in foreign currencies.
(4)	Inclusive of change in fair value of effective hedge.
(5)	The amount available is reduced by $23.4 million of outstanding letters of credit.

	December 31, 2019
($ in thousands)	Aggregate Principal Committed	Outstanding Principal	Amount Available(1)	Net Carrying Value(2)
Revolving Credit Facility(3)(5)	$1,170,000	$480,861	$664,410	$473,655
SPV Asset Facility I	400,000	300,000	100,000	297,246
SPV Asset Facility II	350,000	350,000	—	346,395
SPV Asset Facility III	500,000	255,000	245,000	251,548
SPV Asset Facility IV	300,000	60,250	239,750	57,201
CLO I	390,000	390,000	—	386,405
CLO II	260,000	260,000	—	258,028
2023 Notes(4)	150,000	150,000	—	150,113
2024 Notes(4)	400,000	400,000	—	400,955
2025 Notes	425,000	425,000	—	416,686
Total Debt	$4,345,000	$3,071,111	$1,249,160	$3,038,232

________________

(1)	The amount available reflects any limitations related to each credit facility’s borrowing base.
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

(3)	Includes the unrealized translation gain (loss) on borrowings denominated in foreign currencies.
(4)	Inclusive of change in fair value of effective hedge.
(5)	The amount available is reduced by $24.7 million of outstanding letters of credit.

For the three and six months ended June 30, 2020 and 2019, the components of interest expense were as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
($ in thousands)	2020	2019	2020	2019
Interest expense	$32,723	$33,993	$66,305	$66,779
Amortization of debt issuance costs	5,952	2,865	9,122	4,808
Net change in unrealized gain (loss) on effective interest rate swaps and hedged items(1)	510	—	(2,285)	—
Total Interest Expense	$39,185	$36,858	$73,142	$71,587
Average interest rate	3.6%	5.0%	3.9%	4.8%
Average daily borrowings	$3,558,225	$2,714,658	$3,371,419	$2,743,616

________________

(1)

Refer to “ITEM 1. – FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA – Notes to Consolidated Financial Statements – Note 6. Debt - 2023 Notes and 2024 Notes” for details on each facility’s interest rate swap.

Senior Securities

Information about our senior securities is shown in the following table as of June 30, 2020 and the fiscal years ended December 31, 2019, 2018, 2017 and 2016.

Class and Period	Total Amount Outstanding Exclusive of Treasury Securities(1) ($ in millions)	Asset Coverage per Unit(2)	Involuntary Liquidating Preference per Unit(3)	Average Market Value per Unit(4)
Revolving Credit Facility
June 30, 2020 (unaudited)	$164.6	$2,474	—	N/A
December 31, 2019	$480.9	$2,926	—	N/A
December 31, 2018	$308.6	$2,254	—	N/A
December 31, 2017	$—	$2,580	—	N/A
SPV Asset Facility I(6)
June 30, 2020 (unaudited)	$—	$—	—
December 31, 2019	$300.0	$2,926	—	N/A
December 31, 2018	$400.0	$2,254	—	N/A
December 31, 2017	$400.0	$2,580	—	N/A
SPV Asset Facility II
June 30, 2020 (unaudited)	$230.0	$2,474	—	N/A
December 31, 2019	$350.0	$2,926	—	N/A
December 31, 2018	$550.0	$2,254	—	N/A
SPV Asset Facility III
June 30, 2020 (unaudited)	$425.0	$2,474	—	N/A
December 31, 2019	$255.0	$2,926	—	N/A
December 31, 2018	$300.0	$2,254	—	N/A
SPV Asset Facility IV
June 30, 2020 (unaudited)	$60.2	$2,474	—	N/A
December 31, 2019	$60.3	$2,926	—	N/A
CLO I
June 30, 2020 (unaudited)	$390.0	$2,474	—	N/A
December 31, 2019	$390.0	$2,926	—	N/A
CLO II
June 30, 2020 (unaudited)	$260.0	$2,474	—	N/A
December 31, 2019	$260.0	$2,926	—	N/A
CLO III
June 30, 2020 (unaudited)	$260.0	$2,474	—	N/A
CLO IV
June 30, 2020 (unaudited)	$252.0	$2,474	—	N/A
Subscription Credit Facility(5)
December 31, 2019	$—	$—	—	N/A
December 31, 2018	$883.0	$2,254	—	N/A
December 31, 2017	$393.5	$2,580	—	N/A
December 31, 2016	$495.0	$2,375	—	N/A

Class and Period	Total Amount Outstanding Exclusive of Treasury Securities(1) ($ in millions)	Asset Coverage per Unit(2)	Involuntary Liquidating Preference per Unit(3)	Average Market Value per Unit(4)
2023 Notes
June 30, 2020 (unaudited)	$150.0	$2,474	—	N/A
December 31, 2019	$150.0	$2,926	—	N/A
December 31, 2018	$150.0	$2,254	—	N/A
December 31, 2017	$138.5	$2,580	—	N/A
2024 Notes
June 30, 2020 (unaudited)	$400.0	$2,474	—	$1,017.4
December 31, 2019	$400.0	$2,926	—	$1,039.3
2025 Notes
June 30, 2020 (unaudited)	$425.0	$2,474	—	$954.9
December 31, 2019	$425.0	$2,926	—	$997.9
July 2025 Notes
June 30, 2020 (unaudited)	$500.0	$2,474	—	$936.6

________________

(1)	Total amount of each class of senior securities outstanding at the end of the period presented.
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

(5)	Facility was terminated in 2019.
(6)	Facility was terminated in 2020.

Credit Facilities

Our credit facilities contain customary covenants, including certain limitations on the incurrence by us of additional indebtedness and on our ability to make distributions to our shareholders, or redeem, repurchase or retire shares of stock, upon the occurrence of certain events, and customary events of default (with customary cure and notice provisions).

Revolving Credit Facility

On February 1, 2017, we entered into a senior secured revolving credit agreement (and as amended by that certain First Amendment to Senior Secured Revolving Credit Agreement, dated as of July 17, 2017, the First Omnibus Amendment to Senior Secured Revolving Credit Agreement and Guarantee and Security Agreement, dated as of March 29, 2018, the Third Amendment to Senior Secured Revolving Credit Agreement, dated as of June 21, 2018, the Fourth Amendment to Senior Secured Revolving Credit Agreement, dated as of April 2, 2019 and the Fifth Amendment to Senior Secured Revolving Credit Agreement, dated as of May 7, 2020, the “Revolving Credit Facility”). The parties to the Revolving Credit Facility include the Company, as Borrower, the lenders from time to time parties thereto (each a “Lender” and collectively, the “Lenders”) and SunTrust Robinson Humphrey, Inc. and ING Capital LLC as Joint Lead Arrangers and Joint Book Runners, Truist Bank (as successor by merger to SunTrust Bank) as Administrative Agent and ING Capital LLC as Syndication Agent.

The Revolving Credit Facility is guaranteed by OR Lending LLC, our subsidiary, and will be guaranteed by certain domestic subsidiaries of ours that are formed or acquired by us in the future (collectively, the “Guarantors”). Proceeds of the Revolving Credit Facility may be used for general corporate purposes, including the funding of portfolio investments.

 The maximum principal amount of the Revolving Credit Facility is $1.335 billion (increased from $1.295 billion on June 12, 2020, increased from $1.24 billion on May 27, 2020; increased from $1.195 on May 7, 2020; increased from $1.17 billion on February 11, 2020; increased from $1.1 billion on August 27, 2019; increased from $1.0 billion on July 26, 2019), subject to availability under the borrowing base, which is based on our portfolio investments and other outstanding indebtedness. Maximum capacity under the Revolving Credit Facility may be increased to $1.5 billion through our exercise of an uncommitted accordion feature through which existing and new lenders may, at their option, agree to provide additional financing. The Revolving Credit Facility includes a $50 million limit for swingline loans and is secured by a perfected first-priority interest in substantially all of the portfolio investments held by the Company and each Guarantor, subject to certain exceptions.

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

We may borrow amounts in U.S. dollars or certain other permitted currencies. Amounts drawn under the Revolving Credit Facility will bear interest at either LIBOR plus 2.00%, or the prime rate plus 1.00%. We may elect either the LIBOR or prime rate at the time of drawdown, and loans may be converted from one rate to another at any time at our option, subject to certain conditions. We predominantly borrow utilizing LIBOR rate loans, generally electing one-month LIBOR upon borrowing. We also pay a fee of 0.375% on undrawn amounts under the Revolving Credit Facility.

The Revolving Credit Facility includes customary covenants, including certain limitations on the incurrence by us of additional indebtedness and on our ability to make distributions to our shareholders, or redeem, repurchase or retire shares of stock, upon the occurrence of certain events and certain financial covenants related to asset coverage and liquidity and other maintenance covenants, as well as customary events of default. As amended on May 7, 2020, the agreement reduces the existing financial covenant as to the minimum asset coverage ratio from 200% to 150% with respect to our consolidated assets and our subsidiaries, measured at the last day of any fiscal quarter. Additionally, it requires a minimum asset coverage ratio of no less than 200% with respect to our consolidated assets and our subsidiary guarantors (including certain limitations on the contribution of equity in financing subsidiaries as specified therein) to our secured debt and our subsidiary guarantors (the “Obligor Asset Coverage Ratio), measured at the last day of each fiscal quarter. The amendment also added additional concentration limits in connection with the calculation of the borrowing base, based upon the Obligor Asset Coverage Ratio.

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

From time to time, we sold and contributed certain investments to ORCC Financing pursuant to a Sale and Contribution Agreement by and between the Company and ORCC Financing. No gain or loss was recognized as a result of the contribution. Proceeds from the SPV Asset Facility I were used to finance the origination and acquisition of eligible assets by ORCC Financing, including the purchase of such assets from us. We retained a residual interest in assets contributed to or acquired by ORCC Financing through its ownership of ORCC Financing. The maximum principal amount of the SPV Asset Facility I was $400 million; the availability of this amount was subject to a borrowing base test, which was based on the value of ORCC Financing’s assets from time to time, and satisfaction of certain conditions, including certain concentration limits.

The SPV Asset Facility I provided for the ability to draw and redraw amounts under the SPV Asset Facility I for a period of up to three years after the SPV Asset Facility I Closing Date (the “SPV Asset Facility I Commitment Termination Date”). The SPV Asset Facility I was terminated on June 2, 2020 (the “SPV Asset Facility I Termination Date”). Prior to the SPV Asset Facility I Termination Date, proceeds received by ORCC Financing from principal and interest, dividends, or fees on assets must be used to pay fees, expenses and interest on outstanding borrowings, and the excess may be returned to us, subject to certain conditions. On the SPV Asset Facility I Termination Date, ORCC Financing repaid in full all outstanding fees and expenses and all principal and interest on outstanding borrowings.

Amounts drawn bore interest at LIBOR plus a spread of 2.25% until the six-month anniversary of the SPV Asset Facility I Closing Date, increasing to 2.50% thereafter, until the SPV Asset Facility I Commitment Termination Date. We predominantly borrowed utilizing LIBOR rate loans, generally electing one-month LIBOR upon borrowing. After a ramp-up period, there was an unused fee of 0.75% per annum on the amount, if any, by which the undrawn amount under the SPV Asset Facility I exceeded 25% of the maximum principal amount of the SPV Asset Facility I. The SPV Asset Facility I contained customary covenants, including certain financial maintenance covenants, limitations on the activities of ORCC Financing, including limitations on incurrence of incremental indebtedness, and customary events of default. The SPV Asset Facility I was secured by a perfected first priority security interest in the assets of ORCC Financing and on any payments received by ORCC Financing in respect of those assets. Assets pledged to the SPV Lenders were not available to pay our debts.

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

SPV Asset Facility III

On December 14, 2018, ORCC Financing III LLC (“ORCC Financing III”), a Delaware limited liability company and our subsidiary, entered into a Loan Financing and Servicing Agreement (the “SPV Asset Facility III”), with ORCC Financing III, as borrower, ourselves, as equity holder and services provider, the lenders from time to time parties thereto, Deutsche Bank AG, New York Branch, as Facility Agent, State Street Bank and Trust Company, as Collateral Agent and Cortland Capital Market Services LLC, as Collateral Custodian. On December 10, 2019, the parties to SPV Asset Facility III amended certain terms of the facility, including those relating to the undrawn fee and make-whole fee. The following describes the terms of SPV Asset Facility III as amended through December 10, 2019.

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

Amounts drawn bear interest at LIBOR (or, in the case of certain SPV Lenders III that are commercial paper conduits, the lower of (a) their cost of funds and (b) LIBOR, such LIBOR not to be lower than zero) plus a spread equal to 2.20% per annum, which spread will increase (a) on and after the end of the SPV Asset Facility III Revolving Period by 0.15% per annum if no event of default has occurred and (b) by 2.00% per annum upon the occurrence of an event of default (such spread, the “Applicable Margin”).  LIBOR may be replaced as a base rate under certain circumstances. We predominantly borrow utilizing LIBOR rate loans, generally electing one-month LIBOR upon borrowing. During the Revolving Period, ORCC Financing III will pay an undrawn fee ranging from 0.25% to 0.50% per annum on the undrawn amount, if any, of the revolving commitments in the SPV Asset Facility III.  During the Revolving Period, if the undrawn commitments are in excess of a certain portion (initially 20% and increasing in stages to 75%) of the total commitments under the SPV Asset Facility III, ORCC Financing III will also pay a make-whole fee equal to the Applicable Margin multiplied by such excess undrawn commitment amount, reduced by the undrawn fee payable on such excess.  For further details, see “ITEM 8. – Notes to Consolidated Financial Statements – Note 6. Debt. “Unsecured Notes.”.

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

CLO II

On December 12, 2019 (the “CLO II Closing Date”), we completed a $396.6 million term debt securitization transaction (the “CLO II Transaction”), also known as a collateralized loan obligation transaction, which is a form of secured financing incurred by us. The secured notes and preferred shares issued in the CLO II Transaction were issued by our consolidated subsidiaries Owl Rock CLO II, Ltd., an exempted company incorporated in the Cayman Islands with limited liability (the “CLO II Issuer”), and Owl Rock CLO II, LLC, a Delaware limited liability company (the “CLO II Co-Issuer” and together with the Issuer, the “CLO II Issuers”) and are backed by a portfolio of collateral obligations consisting of middle market loans and participation interests in middle market loans as well as by other assets of the Issuer.

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

The CLO II Debt is secured by all of the assets of the CLO II Issuer, which will consist primarily of middle market loans, participation interests in middle market loans, and related rights and the cash proceeds thereof. As part of the CLO II Transaction, we and ORCC Financing III LLC sold and contributed approximately $400 million par amount of middle market loans to the CLO II Issuer on the CLO II Closing Date.  Such loans constituted the initial portfolio assets securing the CLO II Debt.  We and ORCC Financing III LLC each made customary representations, warranties, and covenants to the CLO II Issuer regarding such sales and contributions under a loan sale agreement.

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

The CLO III Debt is secured by all of the assets of the CLO III Issuer, which will consist primarily of middle market loans, participation interests in middle market loans, and related rights and the cash proceeds thereof. As part of the CLO III Transaction, we and ORCC Financing IV LLC sold and contributed approximately $400 million par amount of middle market loans to the CLO III Issuer on the CLO III Closing Date.  Such loans constituted the initial portfolio assets securing the CLO III Debt.  Us and ORCC Financing IV LLC each made customary representations, warranties, and covenants to the CLO III Issuer regarding such sales and contributions under a loan sale agreement.

Through April 20, 2024, a portion of the proceeds received by the CLO III Issuer from the loans securing the CLO III Debt may be used by the CLO III Issuer to purchase additional middle market loans under the direction of the Adviser as the collateral manager for the CLO III Issuer and in accordance with our investing strategy and ability to originate eligible middle market loans.

The CLO III Debt is the secured obligation of the CLO III Issuers, and the CLO III Indenture includes customary covenants and events of default.  Assets pledged to holders of the CLO III Debt and the other secured parties under the CLO III Indenture will not be available to pay our debts.

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

CLO IV

On May 28, 2020 (the “CLO IV Closing Date”), we completed a $438.9 million term debt securitization transaction (the “CLO IV Transaction”), also known as a collateralized loan obligation transaction, which is a form of secured financing. The secured notes and preferred shares issued in the CLO IV Transaction were issued by our consolidated subsidiaries Owl Rock CLO IV, Ltd., an exempted company incorporated in the Cayman Islands with limited liability (the “CLO IV Issuer”), and Owl Rock CLO IV, LLC, a Delaware limited liability company (the “CLO IV Co-Issuer” and together with the CLO IV Issuer, the “CLO IV Issuers”) and are backed by a portfolio of collateral obligations consisting of middle market loans and participation interests in middle market loans as well as by other assets of the CLO IV Issuer.

The CLO IV Transaction was executed by the issuance of the following classes of notes and preferred shares pursuant to an indenture and security agreement dated as of the Closing Date (the “CLO IV Indenture”), by and among the CLO IV Issuers and State Street Bank and Trust Company: (i) $236.5 million of AAA(sf) Class A-1 Notes, which bear interest at three-month LIBOR plus 2.62% and (ii) $15.5 million of AAA(sf) Class A-2 Notes, which bear interest at three-month LIBOR plus 3.40% (together, the “CLO IV Secured Notes”). The CLO IV Secured Notes are secured by the middle market loans, participation interests in middle market loans and other assets of the CLO IV Issuer. The CLO IV Secured Notes are scheduled to mature on May 20, 2029. The CLO IV Secured Notes were privately placed by Natixis Securities Americas LLC. Upon the occurrence of certain triggering events relating to the end of LIBOR, a different benchmark rate will replace LIBOR as the reference rate for interest accruing on the CLO IV Secured Notes.

Concurrently with the issuance of the CLO IV Secured Notes, the CLO IV Issuer issued approximately $186.9 million of subordinated securities in the form of 186,900 preferred shares at an issue price of U.S.$1,000 per share (the “CLO IV Preferred Shares”). The CLO IV Preferred Shares were issued by the CLO IV Issuer as part of its issued share capital and are not secured by the collateral securing the CLO IV Secured Notes. We purchased all of the CLO IV Preferred Shares. We act as retention holder in connection with the CLO IV Transaction for the purposes of satisfying certain U.S. and European Union regulations requiring sponsors of securitization transactions to retain exposure to the performance of the securitized assets and as such is required to retain a portion of the CLO IV Preferred Shares.

As part of the CLO IV Transaction, we entered into a loan sale agreement with the CLO IV Issuer dated as of the CLO IV Closing Date, which provided for the sale and contribution of approximately $275.07 million par amount of middle market loans to the CLO IV Issuer on the CLO IV Closing Date and for future sales to the CLO IV Issuer on an ongoing basis. Such loans constituted part of the initial portfolio of assets securing the CLO IV Secured Notes. The remainder of the initial portfolio assets securing the CLO IV Secured Notes consisted of approximately $174.92 million par amount of middle market loans purchased by the CLO IV Issuer from ORCC Financing II LLC, our wholly-owned subsidiary, under an additional loan sale agreement executed on the CLO IV Closing Date between the Issuer and ORCC Financing II LLC. We and ORCC Financing II LLC each made customary representations, warranties, and covenants to the Issuer under the applicable loan sale agreement.

Through November 20, 2021, a portion of the proceeds received by the CLO IV Issuer from the loans securing the CLO IV Secured Notes may be used by the CLO IV Issuer to purchase additional middle market loans under the direction of the Adviser, in its capacity as collateral manager for the CLO IV Issuer and in accordance with our investing strategy and ability to originate eligible middle market loans.

The Secured Notes are the secured obligation of the CLO IV Issuers, and the CLO IV Indenture includes customary covenants and events of default. The CLO IV Secured Notes have not been registered under the Securities Act of 1933, as amended (the “Securities Act”), or any state securities (e.g., “blue sky”) laws, and may not be offered or sold in the United States absent registration with the Securities and Exchange Commission or pursuant to an applicable exemption from such registration.

The Adviser will serve as collateral manager for the CLO IV Issuer under a collateral management agreement dated as of the CLO IV Closing Date. The Adviser is entitled to receive fees for providing these services. The Adviser has waived its right to receive such fees but may rescind such waiver at any time.

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

In connection with the offering of the 2023 Notes, on December 21, 2017 we entered into a centrally cleared interest rate swap to continue to align the interest rates of our liabilities with our investment portfolio, which consists predominately of floating rate loans. The notional amount of the interest rate swap is $150 million. We will receive fixed rate interest semi-annually at 4.75% and pay variable rate interest monthly based on 1-month LIBOR plus 2.545%. The interest rate swap matures on December 21, 2021. For the three and six months ended June 30, 2020, we made periodic payments of $1.2 million and $2.8 million, respectively. For the three and six months ended June 30, 2019, we made periodic payments of $1.9 million and $3.8 million, respectively. The interest expense related to the 2023 Notes is equally offset by proceeds received from the interest rate swap. The swap adjusted interest expense is included as a component of interest expense in our Consolidated Statements of Operations. As of June 30, 2020 and December 31, 2019, the interest rate swap had a fair value of $4.5 million and $1.7 million, respectively. Depending on the nature of the balance at period end, the fair value of the interest rate swap is either included as a component of accrued expenses and other liabilities or prepaid expenses and other assets on our Consolidated Statements of Assets and Liabilities. The change in fair value of the interest rate swap is offset by the change in fair value of the 2023 Notes, with the remaining difference included as a component of interest expense on the Consolidated Statements of Operations. For further details, see “ITEM 8. – Notes to Consolidated Financial Statements – Note 6. Debt.”

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

In connection with the issuance of the 2024 Notes, on April 10, 2019 we entered into centrally cleared interest rate swaps to continue to align interest rates of its liabilities with the investment portfolio, which consists of predominantly floating rate loans. The notional amount of the interest rate swaps is $400 million. We will receive fixed rate interest at 5.25% and pay variable rate interest based on one-month LIBOR plus 2.937%. The interest rate swaps mature on April 10, 2024. For the three and six months ended June 30, 2020, we made periodic payments of $9.3 million and $9.3 million, respectively. For the three and six months ended June 30, 2019, we did not make periodic payments. The interest expense related to the 2024 Notes is equally offset by the proceeds received from the interest rate swaps. The swap adjusted interest expense is included as a component of interest expense on our Consolidated Statements of Operations. As of June 30, 2020 and December 31, 2019, the interest rate swap had a fair value of $32.0 million and $10.8 million, respectively. Depending on the nature of the balance at period end, the fair value of the interest rate swap is either included as a component of accrued expenses and other liabilities or prepaid expenses and other assets on our Consolidated Statements of Assets and Liabilities.  The change in fair value of the interest rate swap is offset by the change in fair value of the 2024 Notes, with the remaining difference included as a component of interest expense on the Consolidated Statements of Operations. For further details, see “ITEM 8. – Notes to Consolidated Financial Statements – Note 6. Debt.”

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

July 2025 Notes

On January 22, 2020, we issued $500 million aggregate principal amount of notes that mature on July 22, 2025 (the “July 2025 Notes”). The July 2025 Notes bear interest at a rate of 3.75% per year, payable semi-annually on January 22 and July 22, of each year, commencing on July 22, 2020. We may redeem some or all of the July 2025 Notes at any time, or from time to time, at a redemption price equal to the greater of (1) 100% of the principal amount of the July 2025 Notes to be redeemed or (2) the sum of the present values of the remaining scheduled payments of principal and interest (exclusive of accrued and unpaid interest to the date of redemption) on the July 2025 Notes to be redeemed, discounted to the redemption date on a semi-annual basis (assuming a 360-day year consisting of twelve 30-day months) using the applicable Treasury Rate plus 35 basis points, plus, in each case, accrued and unpaid interest to the redemption date; provided, however, that if we redeem any July 2025 Notes on or after June 22, 2025 (the date falling one month prior to the maturity date of the 2025 Notes), the redemption price for the July 2025 Notes will be equal to 100% of the principal amount of the July 2025 Notes to be redeemed, plus accrued and unpaid interest, if any, to, but excluding, the date of redemption.

2026 Notes

On July 23, 2020, we issued $500 million aggregate principal amount of notes that mature on January 15, 2026 (the “2026 Notes”). The 2026 Notes bear interest at a rate of 4.25% per year, payable semi-annually on January 15 and July 15 of each year, commencing on January 15, 2021. We may redeem some or all of the 2026 Notes at any time, or from time to time, at a redemption price equal to the greater of (1) 100% of the principal amount of the 2026 Notes to be redeemed or (2) the sum of the present values of the remaining scheduled payments of principal and interest (exclusive of accrued and unpaid interest to the date of redemption) on the 2026 Notes to be redeemed, discounted to the redemption date on a semi-annual basis (assuming a 360-day year consisting of twelve 30-day months) using the applicable Treasury Rate plus 50 basis points, plus, in each case, accrued and unpaid interest to the redemption date; provided, however, that if we redeem any 2026 Notes on or after December, 15 2025 (the date falling one month prior to the maturity date of the 2026 Notes), the redemption price for the 2026 Notes will be equal to 100% of the principal amount of the 2026 Notes to be redeemed, plus accrued and unpaid interest, if any, to, but excluding, the date of redemption.

Off-Balance Sheet Arrangements

Portfolio Company Commitments

From time to time, we may enter into commitments to fund investments. As of June 30, 2020 and December 31, 2019, we had the following outstanding commitments to fund investments in current portfolio companies:

Portfolio Company	Investment	June 30, 2020	December 31, 2019
($ in thousands)
11849573 Canada Inc. (dba Intelerad Medical Systems Incorporated)	First lien senior secured delayed draw term loan	$2,262	$—
11849573 Canada Inc. (dba Intelerad Medical Systems Incorporated)	First lien senior secured revolving loan	4,500	—
3ES Innovation Inc. (dba Aucerna)	First lien senior secured revolving loan	3,893	3,893
Accela, Inc.	First lien senior secured revolving loan	3,000	—
Amspec Services Inc.	First lien senior secured revolving loan	289	9,038
Apptio, Inc.	First lien senior secured revolving loan	2,779	2,779
Aramsco, Inc.	First lien senior secured revolving loan	3,910	6,842
Ardonagh Midco 3 PLC	First lien senior secured delayed draw term loan	18,386	—
Associations, Inc.	First lien senior secured delayed draw term loan	16,737	17,949
Associations, Inc.	First lien senior secured revolving loan	—	11,543
BIG Buyer, LLC	First lien senior secured delayed draw term loan	11,250	11,250
BIG Buyer, LLC	First lien senior secured revolving loan	2,500	3,750
Caiman Merger Sub LLC (dba City Brewing)	First lien senior secured revolving loan	12,881	12,881
ConnectWise, LLC	First lien senior secured revolving loan	20,005	20,005
Covenant Surgical Partners, Inc.	First lien senior secured delayed draw term loan	—	2,800
Definitive Healthcare Holdings, LLC	First lien senior secured delayed draw term loan	43,478	43,478
Definitive Healthcare Holdings, LLC	First lien senior secured revolving loan	—	10,870
Douglas Products and Packaging Company LLC	First lien senior secured revolving loan	—	7,872
Endries Acquisition, Inc.	First lien senior secured delayed draw term loan	36,923	51,638
Endries Acquisition, Inc.	First lien senior secured revolving loan	27,000	27,000
Entertainment Benefits Group, LLC	First lien senior secured revolving loan	1,904	9,600
Galls, LLC	First lien senior secured revolving loan	3,975	3,719
Galls, LLC	First lien senior secured delayed draw term loan	—	29,181
GC Agile Holdings Limited (dba Apex Fund Services)	First lien senior secured revolving loan	5,193	10,386
Genesis Acquisition Co. (dba Procare Software)	First lien senior secured delayed draw term loan	4,218	4,745
Genesis Acquisition Co. (dba Procare Software)	First lien senior secured revolving loan	—	1,714
Gerson Lehrman Group, Inc.	First lien senior secured revolving loan	8,086	21,563
H&F Opportunities LUX III S.À R.L (dba Checkmarx)	First lien senior secured revolving loan	16,250	—
HGH Purchaser, Inc. (dba Horizon Services)	First lien senior secured delayed draw term loan	32,400	32,400
HGH Purchaser, Inc. (dba Horizon Services)	First lien senior secured revolving loan	6,318	7,938
Hometown Food Company	First lien senior secured revolving loan	4,235	4,235

Portfolio Company	Investment	June 30, 2020	December 31, 2019
Ideal Tridon Holdings, Inc.	First lien senior secured revolving loan	1,882	5,400
Ideal Tridon Holdings, Inc.	First lien senior secured delayed draw term loan	381	381
Individual Foodservice Holdings, LLC	First lien senior secured delayed draw term loan	26,597	42,500
Individual Foodservice Holdings, LLC	First lien senior secured revolving loan	14,280	24,225
Instructure, Inc.	First lien senior secured revolving loan	5,554	—
Integrity Marketing Acquisition, LLC	First lien senior secured delayed draw term loan	—	16,587
Integrity Marketing Acquisition, LLC	First lien senior secured delayed draw term loan	—	32,573
Integrity Marketing Acquisition, LLC	First lien senior secured revolving loan	14,832	14,832
Interoperability Bidco, Inc.	First lien senior secured delayed draw term loan	8,000	8,000
Interoperability Bidco, Inc.	First lien senior secured revolving loan	—	4,000
IQN Holding Corp. (dba Beeline)	First lien senior secured revolving loan	19,095	15,532
KWOR Acquisition, Inc. (dba Worley Claims Services)	First lien senior secured delayed draw term loan	2,063	2,428
KWOR Acquisition, Inc. (dba Worley Claims Services)	First lien senior secured revolving loan	5,200	5,200
Lazer Spot G B Holdings, Inc.	First lien senior secured delayed draw term loan	3,757	13,417
Lazer Spot G B Holdings, Inc.	First lien senior secured revolving loan	16,100	24,687
Lightning Midco, LLC (dba Vector Solutions)	First lien senior secured delayed draw term loan	—	1,764
Lightning Midco, LLC (dba Vector Solutions)	First lien senior secured revolving loan	934	5,318
Litera Bidco LLC	First lien senior secured revolving loan	—	5,738
Lytx, Inc.	First lien senior secured revolving loan	—	2,033
Lytx, Inc.	First lien senior secured delayed draw term loan	14,092	—
Manna Development Group, LLC	First lien senior secured revolving loan	954	3,469
Mavis Tire Express Services Corp.	Second lien senior secured delayed draw term loan	11,376	34,831
MINDBODY, Inc.	First lien senior secured revolving loan	—	6,071
Nelipak Holding Company	First lien senior secured revolving loan	—	4,690
Nelipak Holding Company	First lien senior secured revolving loan	4,415	6,970
NMI Acquisitionco, Inc. (dba Network Merchants)	First lien senior secured revolving loan	—	646
Norvax, LLC (dba GoHealth)	First lien senior secured revolving loan	12,273	12,273
Offen, Inc.	First lien senior secured delayed draw term loan	5,310	5,310
Peter C. Foy & Associated Insurance Services, LLC	First lien senior secured delayed draw term loan	40,755	—
Peter C. Foy & Associated Insurance Services, LLC	First lien senior secured delayed draw term loan	13,556	—
Peter C. Foy & Associated Insurance Services, LLC	First lien senior secured revolving loan	10,167	—
Project Power Buyer, LLC (dba PEC-Veriforce)	First lien senior secured revolving loan	3,188	3,188
Professional Plumbing Group, Inc.	First lien senior secured revolving loan	1,329	5,757
QC Supply, LLC	First lien senior secured revolving loan	281	—
Reef Global, Inc. (fka Cheese Acquisition, LLC)	First lien senior secured revolving loan	5,377	16,364
RSC Acquisition, Inc (dba Risk Strategies)	First lien senior secured delayed draw term loan	8,715	10,894
RSC Acquisition, Inc (dba Risk Strategies)	First lien senior secured revolving loan	1,702	1,702

Portfolio Company	Investment	June 30, 2020	December 31, 2019
RxSense Holdings, LLC	First lien senior secured revolving loan	—	4,047
Safety Products/JHC Acquisition Corp. (dba Justrite Safety Group)	First lien senior secured delayed draw term loan	924	924
Sara Lee Frozen Bakery, LLC (fka KSLB Holdings, LLC)	First lien senior secured revolving loan	4,680	3,480
TC Holdings, LLC (dba TrialCard)	First lien senior secured revolving loan	7,685	7,685
THG Acquisition, LLC (dba Hilb)	First lien senior secured delayed draw term loan	13,726	16,841
THG Acquisition, LLC (dba Hilb)	First lien senior secured revolving loan	1,796	5,614
Trader Interactive, LLC (fka Dominion Web Solutions, LLC)	First lien senior secured revolving loan	6,387	6,387
Troon Golf, L.L.C.	First lien senior secured revolving loan	14,426	14,426
TSB Purchaser, Inc. (dba Teaching Strategies, Inc.)	First lien senior secured revolving loan	3,010	3,010
Ultimate Baked Goods Midco, LLC	First lien senior secured revolving loan	5,082	4,066
Valence Surface Technologies LLC	First lien senior secured delayed draw term loan	6,000	30,000
Valence Surface Technologies LLC	First lien senior secured revolving loan	49	10,000
Wingspire Capital Holdings LLC	LLC Interest	40,186	48,552
WU Holdco, Inc. (dba Weiman Products, LLC)	First lien senior secured revolving loan	91	13,920
WU Holdco, Inc. (dba Weiman Products, LLC)	First lien senior secured delayed draw term loan	—	16,943
Zenith Energy U.S. Logistics Holdings, LLC	First lien senior secured delayed draw term loan	10,000	—
Total Unfunded Portfolio Company Commitments		$658,579	$891,744

We maintain sufficient borrowing capacity to cover outstanding unfunded portfolio company commitments that we may be required to fund. We seek to carefully consider our unfunded portfolio company commitments for the purpose of planning our ongoing financial leverage. Further, we maintain sufficient borrowing capacity within the 150% asset coverage limitation to cover any outstanding portfolio company unfunded commitments we are required to fund.

Other Commitments and Contingencies

We had raised $5.5 billion in total Capital Commitments from investors, of which $112.4 million was from executives of Owl Rock. As of June 17, 2019, all outstanding Capital Commitments had been drawn.

In connection with the IPO, on July 22, 2019, we entered into the Company 10b5-1 Plan, to acquire up to $150 million in the aggregate of our common stock at prices below its net asset value per share over a specified period, in accordance with the guidelines specified in Rule 10b-18 and Rule 10b5-1 of the Exchange Act. The Company 10b5-1 Plan commenced on August 19, 2019. As of June 30, 2020, Goldman, Sachs & Co., as agent had repurchased an aggregate of 12,515,624 shares of our common stock pursuant to our 10b5-1 Plan for an aggregate of approximately $150 million. Subsequent to June 30, 2020, the 10b5-1 Plan was exhausted on August 4, 2020.

From time to time, we may become a party to certain legal proceedings incidental to the normal course of its business. At June 30, 2020, we were not aware of any material pending or threatened litigation that would require accounting recognition or financial statement disclosure.

Contractual Obligations

A summary of our contractual payment obligations under our credit facilities as of June 30, 2020, is as follows:

	Payments Due by Period
($ in millions)	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
Revolving Credit Facility	$164.6	$—	$—	164.6	—
SPV Asset Facility II	230.0	—	—	—	230.0
SPV Asset Facility III	425.0	—	—	425.0	—
SPV Asset Facility IV	60.2	—	—	—	60.2
CLO I	390.0	—	—	—	390.0
CLO II	260.0	—	—	—	260.0
CLO III	260.0	—	—	—	260.0
CLO IV	252.0	—	—	—	252.0
2023 Notes	150.0	—	150.0	—	-
2024 Notes	400.0	—	—	400.0	-
2025 Notes	425.0	—	—	425.0	-
July 2025 Notes	500.0	—	—	—	500.0
Total Contractual Obligations	$3,516.8	$—	$150.0	$1,414.6	$1,952.2

Related-Party Transactions

We have entered into a number of business relationships with affiliated or related parties, including the following:

•	the Investment Advisory Agreement;
•	the Administration Agreement; and
•	the License Agreement.

In addition to the aforementioned agreements, we, our Adviser and certain of our Adviser’s affiliates have been granted exemptive relief by the SEC to co-invest with other funds managed by our Adviser or its affiliates, including Owl Rock Capital Corporation II, Owl Rock Capital Corporation III and Owl Rock Technology Finance Corp., in a manner consistent with our investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors. See “ITEM 1. – Notes to Consolidated Financial Statements – Note 3. Agreements and Related Party Transactions” for further details.

We invest through Wingspire and, together with Regents, through Sebago Lake, controlled affiliated investments as defined in the 1940 Act. See “ITEM 1. – Notes to Consolidated Financial Statements – Note 3. Agreements and Related Party Transactions” for further details.

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

Interest and Dividend Income Recognition

Interest income is recorded on the accrual basis and includes amortization of discounts or premiums. Certain investments may have contractual payment-in-kind (“PIK”) interest or dividends. PIK interest represents accrued interest that is added to the principal amount of the investment on the respective interest payment dates rather than being paid in cash and generally becomes due at maturity. Discounts and premiums to par value on securities purchased are amortized into interest income over the contractual life of the respective security using the effective yield method.  The amortized cost of investments represents the original cost adjusted for the amortization of discounts or premiums, if any. Upon prepayment of a loan or debt security, any prepayment premiums, unamortized upfront loan origination fees and unamortized discounts are recorded as interest income in the current period.

Loans are generally placed on non-accrual status when there is reasonable doubt that principal or interest will be collected in full. Accrued interest is generally reversed when a loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment regarding collectability. If at any point we believe PIK interest is not expected to be realized, the investment generating PIK interest will be placed on non-accrual status. When a PIK investment is placed on non-accrual status, the accrued, uncapitalized interest or dividends are generally reversed through interest income. Non-accrual loans are restored to accrual status when past due principal and interest is paid current and, in management’s judgment, are likely to remain current. Management may make exceptions to this treatment and determine to not place a loan on non-accrual status if the loan has sufficient collateral value and is in the process of collection.

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

As of June 30, 2020, 98.7% of our debt investments based on fair value were floating rates. Additionally, the weighted average LIBOR floor, based on fair value, of our debt investments was 0.85%.

Based on our Consolidated Statements of Assets and Liabilities as of June 30, 2020, the following table shows the annualized impact on net income of hypothetical base rate changes in interest rates on our debt investments (considering interest rate floors for floating rate instruments) assuming each floating rate investment is subject to 3-month LIBOR and there are no changes in our investment and borrowing structure:

($ in millions)	Interest Income	Interest Expense	Net Income
Up 300 basis points	$219.8	$74.4	$145.4
Up 200 basis points	$128.6	$49.6	$79.0
Up 100 basis points	$39.0	$24.8	$14.2
Up 50 basis points	$8.0	$12.4	$(4.4)
Down 25 basis points	$(3.9)	$(6.2)	$2.3
Down 50 basis points	$(4.7)	$(12.4)	$7.7

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

(b)	Changes in Internal Controls Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in Part I, “ITEM 1A. RISK FACTORS” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019 and Part II, “Item 1A. RISK FACTORS” in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020.

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

For example, in December 2019, COVID-19 emerged in China and has since spread rapidly to other countries, including the United States. This outbreak has led and for an unknown period of time will continue to lead to disruptions in local, regional, national and global markets and economies affected thereby. With respect to the U.S. credit markets (in particular for middle market loans), this outbreak has resulted in, and until fully resolved is likely to continue to result in, the following among other things: (i) government imposition of various forms of shelter in place orders and the closing of "non-essential" businesses, resulting in significant disruption to the businesses of many middle-market loan borrowers including supply chains, demand and practical aspects of their operations, as well as in lay-offs of employees, and, while these effects are hoped to be temporary, some effects could be persistent or even permanent; (ii) increased draws by borrowers on revolving lines of credit; (iii) increased requests by borrowers for amendments and waivers of their credit agreements to avoid default, increased defaults by such borrowers and/or increased difficulty in obtaining refinancing at the maturity dates of their loans; (iv) volatility and disruption of these markets including greater volatility in pricing and spreads and difficulty in valuing loans during periods of increased volatility, and liquidity issues; and (v) rapidly evolving proposals and/or actions by state and federal governments to address problems being experienced by the markets and by businesses and the economy in general which will not necessarily adequately address the problems facing the loan market and middle market businesses. This outbreak is having, and any future outbreaks could have, an adverse impact on the markets and the economy in general, which could have a material adverse impact on, among other things, the ability of lenders to originate loans, the volume and type of loans originated, and the volume and type of amendments and waivers granted to borrowers and remedial actions taken in the event of a borrower default, each of which could negatively impact the amount and quality of loans available for investment by us and returns to us, among other things. While several countries, as well as certain states in the United States, have begun to lift shelter in place order and various business closures with a view to reopening their economies, recurring COVID-19 outbreaks have led to the re-introduction of such restrictions in certain states in the United States and globally and could continue to lead to the re-introduction of such restrictions elsewhere. As of the date of this Quarterly Report, it is impossible to determine the scope of this outbreak, or any future outbreaks, how long any such outbreak, market disruption or uncertainties may last, the effect any governmental actions will have or the full potential impact on us and our portfolio companies.

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

We and our service providers are currently impacted by quarantines and similar measures being enacted by governments in response to COVID-19, which are obstructing the regular functioning of business workforces (including requiring employees to work from external locations and their homes).  In response to the outbreak, our Adviser instituted a work from home policy until it is deemed safe to return to the office. Policies of extended periods of remote working could strain technology resources, introduce operational risks and otherwise heighten the risks described above.  Remote working environments may be less secure and more susceptible to hacking attacks, including phishing and social engineering attempts that seek to exploit the COVID-19 pandemic.

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

As a BDC, generally, the ratio of our total assets (less total liabilities other than indebtedness represented by senior securities) to our total indebtedness represented by senior securities plus any preferred stock, if any, must be at least 200%; however, legislation enacted in March 2018 has modified the 1940 Act by allowing a BDC to increase the maximum amount of leverage it may incur from an asset coverage ratio of 200% to an asset coverage  ratio of 150%, if certain requirements are met. On June 8, 2020, our shareholders, approved the application of the modified asset coverage requirements set forth in Section 61(a)(2) of the 1940 Act, as amended by the Small Business Credit Availability Act. As a result, effective June 9, 2020, our asset coverage ratio applicable to senior securities  was reduced from 200% to 150%, and the risks associated with an investment in us may increase. If this ratio declines below 150%, we cannot incur additional debt and could be required to sell a portion of our investments to repay some indebtedness when it may be disadvantageous to do so. This could have a material adverse effect on our operations, and we may not be able to service our debt or make distributions.

We are subject to certain risks as a result of our interests in the CLO Preferred Shares.

Under the respective terms of the loan sale agreement entered into in connection with the $596 million term debt securitization transaction (the “CLO I Transaction”) we completed on May 28, 2019 (the “CLO I Closing Date”), the $396.6 million term debt securitization transaction (the “CLO II Transaction”) we completed on December 12, 2019 (the “CLO II Closing Date”), the $395.31 million term debt securitization transaction (the “CLO III Transaction”) we completed on March 26, 2020 (the “CLO III Closing Date”) and the $438.9 million term debt securitization transaction (the “CLO IV Transaction”) we completed on May 28, 2020 (the “CLO IV Closing Date”) (each a “CLO Transaction” and, collectively, the “CLO Transactions”), we and one of ORCC Financing II, ORCC Financing III, or ORCC Financing IV sold and/or contributed to Owl Rock CLO I, Ltd., an exempted company incorporated in the Cayman Islands with limited liability (the “CLO I Issuer”), Owl Rock CLO II, Ltd. an exempted company incorporated in the Cayman Islands with limited liability (the “CLO II Issuer”), Owl Rock CLO III, Ltd., an exempted company incorporated in the Cayman Islands with limited liability (the “CLO III Issuer”) and Owl Rock CLO IV Ltd., an exempted company incorporated in the Cayman Islands with limited liability (the “CLO IV Issuer”) (each a “CLO Issuer” and collectively, the “CLO Issuers”) all of the ownership interest in the portfolio loans and participations held by the CLO Issuers on the CLO I Closing Date, the CLO II Closing Date, the CLO III Closing Date and the CLO IV Closing Date, respectively, for the purchase price and other consideration set forth in such loan sale agreements. As a result of the CLO Transactions, we hold all of the preferred shares issued by the CLO I Issuer (the “CLO I Preferred Shares”), the preferred shares issued by the CLO II Issuer (the “CLO II Preferred Shares”), the preferred shares issued by the CLO III Issuer (the “CLO III Preferred Shares”) and the preferred shares issued by the CLO IV Issuer (the “CLO IV Preferred Shares”) (collectively, the “CLO Preferred Shares”), which comprise 100% of the equity interests (other than certain nominal interests held by a charitable trust for purposes of limiting the ability of the CLO Issuers to file for bankruptcy), in the CLO Issuers and the CLO I Issuer in turn owns 100% of the equity of Owl Rock CLO I, LLC, a Delaware limited liability company (the “CLO I Co-Issuer”), the CLO II Issuer in turn owns 100% of the equity of Owl Rock CLO II, LLC, a Delaware limited liability company (the “CLO II Issuer”), the CLO III Issuer in turn owns 100% of the equity of Owl Rock CLO III, LLC, a Delaware limited liability company (the “CLO III Issuer”) and the CLO IV Issuer in turn owns 100% of the equity of Owl Rock CLO IV, LLC, a Delaware limited liability company (the “CLO IV Issuer”) (each a “CLO Co-Issuer” and collectively, the “CLO Co-Issuers”). As a result, we expect to consolidate the financial statements of the CLO Issuers in our consolidated financial statements. However, once sold or contributed to a CLO, the underlying loans and participation interests have been securitized and are no longer our direct investment, and the risk return profile has been altered. In general, rather than holding interests in the underlying loans and participation interests, the CLO Transactions resulted in us holding equity interests in the CLO Issuers, with the CLO Issuers holding the underlying loans. As a result, we are subject both to the risks and benefits associated with the equity interests of the CLO Issuers (i.e., the CLO Preferred Shares) and, indirectly, the risks and benefits associated with the underlying loans and participation interests held by the CLO Issuers. In addition, our ability to sell, amend or otherwise modify an underlying loan held by a CLO Issuer is subject to certain conditions and restrictions under the applicable CLO Transactions, which may prevent us from taking actions that we would take if we held such underlying loan directly.

The subordination of the CLO Preferred Shares will affect our right to payment.

The respective CLO Preferred Shares are subordinated to the notes issued and amounts borrowed by the CLO I Issuer and the CLO I Co-Issuer (the “CLO I Debt”), the notes issued by the CLO II Issuer and the CLO II Co-Issuer (the “CLO II Debt”), the notes issued by the CLO III Issuer and the CLO III Co-Issuer (the “CLO III Debt”) and the notes issued by the CLO IV Issuer and the CLO IV Co-Issuer (the “CLO IV Debt”) (collectively, the “CLO Debt”), respectively, and certain fees and expenses. If an overcollateralization test or an interest coverage test is not satisfied as of a determination date, the proceeds from the underlying loans otherwise payable to a CLO Issuer (which such CLO Issuer could have distributed with respect to the CLO Preferred Shares of such CLO Issuer) will be diverted to the payment of principal on the CLO Debt of such CLO Issuer. See “ — The CLO Indentures require mandatory redemption of CLO Debt for failure to satisfy coverage tests, which would reduce the amounts available for distribution to us.”

On the scheduled maturity of the CLO Debt of a CLO Issuer or if such CLO Debt is accelerated after an event of default, proceeds available after the payment of certain administrative expenses will be applied to pay both principal of and interest on the such CLO Debt until such CLO Debt is paid in full before any further payment will be made on the the CLO Preferred Shares of such CLO Issuer. As a result, such CLO Preferred Shares would not receive any payments until such CLO Debt is paid in full and under certain circumstances may not receive payments at any time.

In addition, if an event of default occurs and is continuing with respect to the CLO Debt of a CLO Issuer, the holders of such CLO Debt will be entitled to determine the remedies to be exercised under the indenture pursuant to which such CLO Debt was issued (each a “CLO Indenture” and collectively, the “CLO Indentures”). Remedies pursued by the holders of CLO Debt could be adverse to our interests as the holder of CLO Preferred Shares, and the holders of CLO Debt will have no obligation to consider any possible adverse effect on such our interest or the interest of any other person. See “ — The holders of certain CLO Debt will control many rights under the CLO Indentures and therefore, we will have limited rights in connection with an event of default or distributions thereunder.”

The CLO Preferred Shares represent leveraged investments in the underlying loan portfolio of the applicable CLO Issuer, which is a speculative investment technique that increases the risk to us as the owner of the CLO Preferred Shares. As the junior interest in a leveraged capital structure, the CLO Preferred Shares will bear the primary risk of deterioration in the performance of the applicable CLO Issuer and its portfolio of underlying loans.

The holders of certain CLO Debt will control many rights under the CLO Indentures and therefore, we will have limited rights in connection with an event of default or distributions thereunder.

Under each CLO Indenture, as long as any CLO Debt of the applicable CLO Issuer is outstanding, the holders of the senior-most outstanding class of such CLO Debt will have the right to direct the trustee or the applicable CLO Issuer to take certain actions under the applicable CLO Indenture (and the CLO I Credit Agreement, in the case of CLO I), subject to certain conditions. For example, these holders will have the right, following an event of default, to direct certain actions and control certain decisions, including the right to accelerate the maturity of applicable CLO Debt and, under certain circumstances, the liquidation of the collateral. Remedies pursued by such holders upon an event of default could be adverse to our interests.

Although we, as the holder of the CLO Preferred Shares, will have the right, subject to the conditions set forth in the CLO Indentures, to purchase assets in any liquidation of assets by the collateral trustee, if an event of default has occurred and is continuing, we will not have any creditors’ rights against the applicable CLO Issuer and will not have the right to determine the remedies to be exercised under the applicable CLO Indenture. There is no guarantee that any funds will remain to make distributions to us as the holder of the CLO Preferred Shares following any liquidation of assets and the application of the proceeds from such assets to pay the applicable CLO Debt and the fees, expenses, and other liabilities payable by the applicable CLO Issuer.

The CLO Indentures require mandatory redemption of the respective CLO Debt for failure to satisfy coverage tests, which would reduce the amounts available for distribution to us.

Under the CLO Indentures governing the CLO Transactions, there are two coverage tests applicable to CLO Debt. These test apply to each CLO Transaction separately.

The first such test, the interest coverage test, compares the amount of interest proceeds received and, other than in the case of defaulted loans, scheduled to be received on the underlying loans held by each CLO Issuer to the amount of interest due and payable on the CLO Debt of such CLO Issuer and the amount of fees and expenses senior to the payment of such interest in the priority of distribution of interest proceeds. To satisfy this test interest received on the portfolio loans held by such CLO Issuer must equal at least 120% of the amount equal to the interest payable on the CLO Debt of such CLO Issuer plus the senior fees and expenses.

The second such test, the overcollateralization test, compares the adjusted collateral principal amount of the portfolio of underlying loans of each CLO Issuer to the aggregate outstanding principal amount of the CLO Debt of such CLO Issuer. To satisfy this second test at any time, this adjusted collateral principal amount for CLO I must equal at least 138.46% of the outstanding principal amount of the CLO I Debt, 138.50% for CLO II, 138.46% for CLO III and 163.57% for CLO IV. In this test, certain reductions are applied to the principal balance of underlying loans in connection with certain events, such as defaults or ratings downgrades to “CCC” levels or below with respect to the loans held by each CLO Issuer. These adjustments increase the likelihood that this test is not satisfied.

If either coverage test with respect to a CLO Transaction is not satisfied on any determination date on which such test is applicable, the applicable CLO Issuer must apply available amounts to redeem its CLO Debt in an amount necessary to cause such test to be satisfied. This would reduce or eliminate the amounts otherwise available to make distributions to us as the holder of the CLO Preferred Shares of such CLO Issuer.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Other than the shares issued pursuant to our dividend reinvestment plan, we did not sell any unregistered equity securities, except as previously disclosed in certain 8-Ks filed with the SEC.

On May 15, 2020, pursuant to our dividend reinvestment plan, we issued 2,249,543 shares of our common stock, at a price of $12.10 per share, to stockholders of record as of March 31, 2020 that did not opt out of our dividend reinvestment plan in order to satisfy the reinvestment portion of our dividends. This issuance was not subject to the registration requirements of the Securities Act of 1933, as amended.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

Exhibit Number	Description of Exhibits

3.1	Articles of Amendment and Restatement, dated March 1, 2016 (incorporated by reference to Exhibit 3.1 to the Company's Registration Statement on Form 10 filed on April 11, 2016).
3.3	Bylaws, dated January 11, 2016 (incorporated by reference to Exhibit 3.2 to the Company's Quarterly Report on Form 10-Q filed on April 11, 2016).

10.1*	Indenture and Security Agreement, dated as of May 28, 2020, by and between Owl Rock CLO IV, Ltd., as Issuer, Owl Rock CLO IV, LLC, as Co-Issuer and State Street Bank and Trust Company, as Trustee.
10.2*	Collateral Management Agreement, dated as of May 28, 2020, by and between Owl Rock CLO IV, Ltd., as issuer, and Owl Rock Capital Advisors LLC, as collateral manager.
10.3*	Loan Sale Agreement, dated as of May 28, 2020, between Owl Rock Capital Corporation, as seller, and Owl Rock CLO IV, Ltd., as purchaser.
10.4*	Loan Sale Agreement, dated as of May 28, 2020, between ORCC Financing II LLC, as seller, and Owl Rock CLO IV, Ltd., as purchaser.
10.5

Fifth Amendment to Senior Secured Revolving Credit Agreement, dated as of May 7, 2020 among Owl Rock Capital Corporation, the Lenders party thereto and Truist Bank (successor by merger to SunTrust Bank), as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on May 8, 2020).

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1*	Code of Ethics

________________

*Filed herein.

**Furnished herein.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Owl Rock Capital Corporation

Date: August 4, 2020	By:	/s/ Craig W. Packer
Craig W. Packer
Chief Executive Officer

Owl Rock Capital Corporation

Date: August 4, 2020	By:	/s/ Alan Kirshenbaum
Alan Kirshenbaum
Chief Operating Officer and Chief Financial Officer