Form 10-Q
period 2020-09-30
Owl Rock Capital Corp
filed 2020-11-04
CIK 1655888

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2020

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

As of November 4, 2020 the registrant had 388,227,871 shares of common stock, $0.01 par value per share, outstanding.

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

PART I. CONSOLIDATED FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

Owl Rock Capital Corporation

Consolidated Statements of Assets and Liabilities

(Amounts in thousands, except share and per share amounts)

	September 30, 2020 (Unaudited)	December 31, 2019
Assets
Investments at fair value
Non-controlled, non-affiliated investments (amortized cost of $9,929,182 and $8,738,520, respectively)	$9,711,690	$8,709,700
Controlled, affiliated investments (amortized cost of $210,959 and $90,336, respectively)	206,612	89,525
Total investments at fair value (amortized cost of $10,140,141 and $8,828,856, respectively)	9,918,302	8,799,225
Cash (restricted cash of $6,824 and $7,587, respectively)	220,466	317,159
Interest receivable	49,634	57,632
Receivable for investments sold	653	9,250
Receivable from a controlled affiliate	2,267	2,475
Prepaid expenses and other assets	42,939	17,878
Total Assets	$10,234,261	$9,203,619
Liabilities
Debt (net of unamortized debt issuance costs of $67,017 and $44,302, respectively)	$4,305,643	$3,038,232
Distribution payable	151,409	137,245
Management fee payable	18,230	16,256
Payables to affiliates	4,321	5,775
Payable for investments purchased	26,537	—
Accrued expenses and other liabilities	33,773	28,828
Total Liabilities	4,539,913	3,226,336
Commitments and contingencies (Note 7)
Net Assets
Common shares $0.01 par value, 500,000,000 shares authorized; 388,227,871 and 392,129,619 shares issued and outstanding, respectively	3,882	3,921
Additional paid-in-capital	5,919,509	5,955,610
Total distributable earnings (losses)	(229,043)	17,752
Total Net Assets	5,694,348	5,977,283
Total Liabilities and Net Assets	$10,234,261	$9,203,619
Net Asset Value Per Share	$14.67	$15.24

The accompanying notes are an integral part of these consolidated financial statements.

Owl Rock Capital Corporation

Consolidated Statements of Operations

(Amounts in thousands, except share and per share amounts)

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
Investment Income
Investment income from non-controlled, non-affiliated investments:
Interest income	$179,597	$180,944	$561,236	$498,747
Dividend Income	2,688	—	3,608	—
Other income	2,507	4,921	10,473	9,447
Total investment income from non-controlled, non-affiliated investments	184,792	185,865	575,317	508,194
Investment income from controlled, affiliated investments:
Dividend income	2,267	2,289	6,716	7,570
Total investment income from controlled, affiliated investments	2,267	2,289	6,716	7,570
Total Investment Income	187,059	188,154	582,033	515,764
Expenses
Interest expense	37,391	29,434	110,533	101,021
Management fee	36,460	26,793	104,852	57,434
Performance based incentive fees	22,302	19,674	70,500	19,674
Professional fees	3,330	2,886	9,782	7,361
Directors' fees	179	169	633	445
Other general and administrative	1,659	2,697	5,564	6,248
Total Operating Expenses	101,321	81,653	301,864	192,183
Management and incentive fees waived (Note 3)	(40,531)	(31,707)	(122,925)	(31,707)
Net Operating Expenses	60,790	49,946	178,939	160,476
Net Investment Income (Loss) Before Taxes	126,269	138,208	403,094	355,288
Excise tax expense (benefit)	(1,168)	302	239	1,754
Net Investment Income (Loss) After Taxes	$127,437	$137,906	$402,855	$353,534
Net Realized and Change in Unrealized Gain (Loss)
Net change in unrealized gain (loss):
Non-controlled, non-affiliated investments	$80,619	$(20,846)	$(196,001)	$(376)
Controlled affiliated investments	4,615	284	(3,536)	3,346
Translation of assets and liabilities in foreign currencies	3,113	(146)	3,237	(168)
Total Net Change in Unrealized Gain (Loss)	88,347	(20,708)	(196,300)	2,802
Net realized gain (loss):
Non-controlled, non-affiliated investments	2,537	1,285	2,885	1,102
Foreign currency transactions	(2,274)	169	(2,364)	372
Total Net Realized Gain (Loss)	263	1,454	521	1,474
Total Net Realized and Change in Unrealized Gain (Loss)	88,610	(19,254)	(195,779)	4,276
Net Increase (Decrease) in Net Assets Resulting from Operations	$216,047	$118,652	$207,076	$357,810
Earnings Per Share - Basic and Diluted	$0.56	$0.31	$0.53	$1.18
Weighted Average Shares Outstanding - Basic and Diluted	386,534,213	384,846,445	388,474,850	302,373,486

The accompanying notes are an integral part of these consolidated financial statements.

Owl Rock Capital Corporation

Consolidated Schedules of Investments

As of September 30, 2020

(Amounts in thousands, except share amounts)

(Unaudited)

Company(1)(2)(17)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(3)(27)	Fair Value	Percentage of Net Assets
Non-controlled/non-affiliated portfolio company investments
Debt Investments
Advertising and media
IRI Holdings, Inc.(4)(5)(25)	First lien senior secured loan	L + 4.25%	12/1/2025	$14,080	$13,971	$13,940	0.2%
PAK Acquisition Corporation (dba Valpak)(4)(7)	First lien senior secured loan	L + 8.00%	6/30/2022	28,475	28,263	28,475	0.5%
Swipe Acquisition Corporation (dba PLI)(4)(7)(25)(30)	First lien senior secured loan	L + 8.00%	6/29/2024	155,640	153,490	96,497	1.7%
Swipe Acquisition Corporation (dba PLI)(4)(5)(18)(20)(25)(30)	First lien senior secured delayed draw term loan	L + 8.00%	11/13/2020	3,114	2,910	1,931	-%
				201,309	198,634	140,843	2.4%
Aerospace and defense
Aviation Solutions Midco, LLC (dba STS Aviation)(4)(7)(25)	First lien senior secured loan	L + 9.25% (incl. 9.25% PIK)	1/6/2025	205,340	202,207	174,540	3.1%
Valence Surface Technologies LLC(4)(8)(25)	First lien senior secured loan	L + 5.75%	6/30/2025	98,750	97,529	89,369	1.6%
Valence Surface Technologies LLC(4)(7)(18)(20)(25)	First lien senior secured delayed draw term loan	L + 5.75%	6/28/2021	23,880	23,558	21,041	0.4%
Valence Surface Technologies LLC(4)(18)(19)(25)	First lien senior secured revolving loan	L + 5.75%	6/30/2025	—	(118)	(950)	—%
				327,970	323,176	284,000	5.1%
Automotive
Mavis Tire Express Services Corp.(4)(7)(23)(25)	First lien senior secured loan	L + 3.25%	3/20/2025	866	813	820	—%
Mavis Tire Express Services Corp.(4)(7)(25)	Second lien senior secured loan	L + 7.57%	3/20/2026	179,905	177,040	172,447	3.0%
Mavis Tire Express Services Corp.(4)(18)(19)(20)(25)	Second lien senior secured delayed draw term loan	L + 8.00%	3/20/2021	—	-	(402)	—%
				180,771	177,853	172,865	3.0%
Buildings and real estate
Associations, Inc.(4)(7)(25)	First lien senior secured loan	L + 7.00% (incl. 3.00% PIK)	7/30/2024	265,273	263,117	262,619	4.6%
Associations, Inc.(4)(7)(18)(20)(25)	First lien senior secured delayed draw term loan	L + 7.00% (incl. 3.00% PIK)	7/30/2021	58,822	58,362	58,225	1.0%
Associations, Inc.(4)(7)(25)	First lien senior secured revolving loan	L + 6.00%	7/30/2024	11,543	11,451	11,370	0.2%

Owl Rock Capital Corporation

Consolidated Schedules of Investments

As of September 30, 2020

(Amounts in thousands, except share amounts)

(Unaudited)

Company(1)(2)(17)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(3)(27)	Fair Value	Percentage of Net Assets
Reef Global, Inc. (fka Cheese Acquisition, LLC)(4)(8)(25)	First lien senior secured loan	L + 5.75% (incl. 1.00% PIK)	11/28/2024	134,232	132,829	128,192	2.3%
Imperial Parking Canada(4)(10)(25)	First lien senior secured loan	C + 6.00% (incl. 1.00% PIK)	11/28/2024	26,483	26,558	25,292	0.4%
Reef Global, Inc. (fka Cheese Acquisition, LLC)(4)(5)(18)(25)	First lien senior secured revolving loan	L + 4.75%	11/28/2023	10,987	10,871	10,251	0.2%
Velocity Commercial Capital, LLC(4)(7)(25)	First lien senior secured loan	L + 7.50%	8/29/2024	63,980	63,327	62,861	1.1%
				571,320	566,515	558,810	9.8%
Business services
Access CIG, LLC(4)(7)(25)	Second lien senior secured loan	L + 7.75%	2/27/2026	58,760	58,240	57,291	1.0%
CIBT Global, Inc.(4)(7)(25)	First lien senior secured loan	L + 3.75%	6/3/2024	846	651	617	—%
CIBT Global, Inc.(4)(7)(25)(30)	Second lien senior secured loan	L + 7.75% (incl. 6.75% PIK)	6/2/2025	61,559	58,356	40,013	0.7%
ConnectWise, LLC(4)(7)(25)	First lien senior secured loan	L + 5.50%	2/28/2025	179,106	177,341	178,211	3.1%
ConnectWise, LLC(4)(18)(19)(25)	First lien senior secured revolving loan	L + 5.50%	2/28/2025	—	(188)	(100)	—%
Entertainment Benefits Group, LLC(4)(7)(25)	First lien senior secured loan	L + 8.25% (incl. 2.50% PIK)	9/30/2025	80,619	79,585	70,945	1.2%
Entertainment Benefits Group, LLC(4)(7)(18)(25)	First lien senior secured revolving loan	L + 8.25% (incl. 2.50% PIK)	9/30/2024	10,146	10,012	8,796	0.2%
Vestcom Parent Holdings, Inc.(4)(5)	Second lien senior secured loan	L + 8.25%	12/19/2024	78,987	78,286	78,592	1.4%
				470,023	462,283	434,365	7.6%
Chemicals
Douglas Products and Packaging Company LLC(4)(7)(25)	First lien senior secured loan	L + 5.75%	10/19/2022	98,190	97,724	96,716	1.7%
Douglas Products and Packaging Company LLC(4)(11)(18)(25)	First lien senior secured revolving loan	P + 4.75%	10/19/2022	6,661	6,629	6,525	0.1%
Innovative Water Care Global Corporation(4)(7)(25)	First lien senior secured loan	L + 5.00%	2/27/2026	147,750	139,253	124,110	2.2%
				252,601	243,606	227,351	4.0%
Consumer products
CD&R Smokey Buyer (fka Radio Systems)(23)(25)(28)	First lien senior secured note	6.75%	7/15/2025	103,250	103,304	109,042	1.9%

Owl Rock Capital Corporation

Consolidated Schedules of Investments

As of September 30, 2020

(Amounts in thousands, except share amounts)

(Unaudited)

Company(1)(2)(17)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(3)(27)	Fair Value	Percentage of Net Assets
Feradyne Outdoors, LLC(4)(7)(25)	First lien senior secured loan	L + 8.25% (incl. 2.00% PIK)	5/25/2023	112,890	112,214	101,601	1.8%
WU Holdco, Inc. (dba Weiman Products, LLC)(4)(7)(25)	First lien senior secured loan	L + 5.25%	3/26/2026	158,897	156,272	157,307	2.8%
WU Holdco, Inc. (dba Weiman Products, LLC)(4)(18)(19)(25)	First lien senior secured revolving loan	L + 5.25%	3/26/2025	—	(208)	(139)	—%
				375,037	371,582	367,811	6.5%
Containers and packaging
Pregis Topco LLC(4)(5)(23)(25)	First lien senior secured loan	L + 3.75%	7/31/2026	866	819	852	-%
Pregis Topco LLC(4)(5)(25)	Second lien senior secured loan	L + 7.75%	7/30/2027	186,333	183,000	184,470	3.2%
				187,199	183,819	185,322	3.2%
Distribution
ABB/Con-cise Optical Group LLC(4)(5)	First lien senior secured loan	L + 5.00%	6/15/2023	75,818	75,196	68,236	1.2%
ABB/Con-cise Optical Group LLC(4)(5)	Second lien senior secured loan	L + 9.00%	6/17/2024	25,000	24,579	21,500	0.4%
Aramsco, Inc.(4)(5)(25)	First lien senior secured loan	L + 5.25%	8/28/2024	56,622	55,647	55,489	1.0%
Aramsco, Inc.(4)(5)(18)(25)	First lien senior secured revolving loan	L + 5.25%	8/28/2024	4,468	4,332	4,301	0.1%
Endries Acquisition, Inc.(4)(9)(25)	First lien senior secured loan	L + 6.25%	12/10/2025	177,300	174,845	173,311	3.0%
Endries Acquisition, Inc.(4)(9)(18)(20)(25)	First lien senior secured delayed draw term loan	L + 6.25%	12/10/2020	25,433	24,624	24,030	0.4%
Endries Acquisition, Inc.(4)(18)(19)(25)	First lien senior secured revolving loan	L + 6.25%	12/10/2024	—	(330)	(608)	—%
Individual Foodservice Holdings, LLC(4)(8)(25)	First lien senior secured loan	L + 5.75%	11/22/2025	120,470	118,149	115,651	2.0%
Individual Foodservice Holdings, LLC(4)(8)(18)(20)(25)	First lien senior secured delayed draw term loan	L + 5.75%	5/22/2021	12,619	11,952	11,193	0.2%
Individual Foodservice Holdings, LLC(4)(5)(18)(25)	First lien senior secured revolving loan	L + 5.75%	11/22/2024	7,140	6,752	6,283	0.1%
JM Swank, LLC(4)(7)	First lien senior secured loan	L + 7.50%	7/25/2022	115,265	114,349	114,688	2.0%
Offen, Inc.(4)(5)(25)	First lien senior secured loan	L + 5.00%	6/22/2026	14,507	14,383	13,999	0.2%
Offen, Inc.(4)(18)(19)(20)(25)	First lien senior secured delayed draw term loan	L + 5.00%	12/21/2020	—	(44)	(186)	—%
QC Supply, LLC(4)(5)	First lien senior secured loan	L + 6.50% (incl. 0.50% PIK)	12/29/2022	34,560	34,201	31,104	0.5%

Owl Rock Capital Corporation

Consolidated Schedules of Investments

As of September 30, 2020

(Amounts in thousands, except share amounts)

(Unaudited)

Company(1)(2)(17)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(3)(27)	Fair Value	Percentage of Net Assets
QC Supply, LLC(4)(5)(18)	First lien senior secured revolving loan	L + 6.50% (incl. 0.50% PIK)	12/29/2021	4,366	4,335	3,869	0.1%
				673,568	662,970	642,860	11.2%
Education
Instructure, Inc.(4)(7)(25)	First lien senior secured loan	L + 7.00%	3/24/2026	77,799	76,723	77,799	1.4%
Instructure, Inc.(4)(18)(19)(25)	First lien senior secured revolving loan	L + 7.00%	3/24/2026	-	(63)	-	-%
Learning Care Group (US) No. 2 Inc.(4)(8)(25)	Second lien senior secured loan	L + 7.50%	3/13/2026	26,967	26,592	22,787	0.4%
Severin Acquisition, LLC (dba PowerSchool)(4)(5)(25)	Second lien senior secured loan	L + 6.75%	8/3/2026	112,000	111,232	108,640	1.9%
TSB Purchaser, Inc. (dba Teaching Strategies, Inc.)(4)(7)(25)	First lien senior secured loan	L + 6.00%	5/14/2024	61,740	60,727	61,122	1.1%
TSB Purchaser, Inc. (dba Teaching Strategies, Inc.)(4)(7)(18)(25)	First lien senior secured revolving loan	L + 6.00%	5/14/2024	1,229	1,165	1,187	—%
				279,735	276,376	271,535	4.8%
Energy equipment and services
Liberty Oilfield Services LLC(4)(5)(21)(25)	First lien senior secured loan	L + 7.63%	9/19/2022	13,814	13,703	13,573	0.2%
				13,814	13,703	13,573	0.2%
Financial services
Blackhawk Network Holdings, Inc.(4)(5)(25)	Second lien senior secured loan	L + 7.00%	6/15/2026	106,400	105,617	98,686	1.7%
Hg Genesis 8 Sumoco Limited(4)(13)(21)(25)	Unsecured facility	G + 7.50% (incl. 7.50% PIK)	8/28/2025	41,463	42,121	40,841	0.7%
NMI Acquisitionco, Inc. (dba Network Merchants)(4)(5)(25)	First lien senior secured loan	L + 5.50%	9/6/2022	27,977	27,673	27,557	0.5%
NMI Acquisitionco, Inc. (dba Network Merchants)(4)(18)(19)(25)	First lien senior secured revolving loan	L + 5.50%	9/6/2022	-	(6)	(10)	—%
				175,840	175,405	167,074	2.9%
Food and beverage
Caiman Merger Sub LLC (dba City Brewing)(4)(5)(25)	First lien senior secured loan	L + 5.75%	11/3/2025	175,790	174,257	175,790	3.1%
Caiman Merger Sub LLC (dba City Brewing)(4)(18)(19)(25)	First lien senior secured revolving loan	L + 5.75%	11/1/2024	—	(105)	-	—%
CM7 Restaurant Holdings, LLC(4)(5)(25)	First lien senior secured loan	L + 8.75%	5/22/2023	38,410	38,016	36,489	0.6%
H-Food Holdings, LLC(4)(5)(23)(25)	First lien senior secured loan	L + 4.00%	5/23/2025	14,840	14,728	14,460	0.3%
H-Food Holdings, LLC(4)(5)(25)	Second lien senior secured loan	L + 7.00%	3/2/2026	121,800	119,450	118,146	2.1%
Hometown Food Company(4)(5)(25)	First lien senior secured loan	L + 5.00%	8/31/2023	21,388	21,124	21,388	0.4%

Owl Rock Capital Corporation

Consolidated Schedules of Investments

As of September 30, 2020

(Amounts in thousands, except share amounts)

(Unaudited)

Company(1)(2)(17)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(3)(27)	Fair Value	Percentage of Net Assets
Hometown Food Company(4)(6)(18)(25)	First lien senior secured revolving loan	L + 5.00%	8/31/2023	1,129	1,080	1,129	—%
Manna Development Group, LLC(4)(5)(25)	First lien senior secured loan	L + 6.75%	10/24/2022	53,571	53,183	49,286	0.9%
Manna Development Group, LLC(4)(5)(25)	First lien senior secured revolving loan	L + 6.75%	10/24/2022	3,223	3,164	2,965	0.1%
Nellson Nutraceutical, LLC(4)(7)(25)	First lien senior secured loan	L + 5.25%	12/23/2023	27,644	26,537	26,537	0.5%
Nutraceutical International Corporation(4)(5)(25)	First lien senior secured loan	L + 7.00%	9/30/2026	188,740	185,909	185,909	3.3%
Nutraceutical International Corporation(4)(18)(19)(20)(25)	First lien senior secured delayed draw term loan	L + 7.00%	12/30/2021	—	(428)	(428)	—%
Nutraceutical International Corporation(4)(18)(19)(25)	First lien senior secured revolving loan	L + 7.00%	9/30/2025	—	(204)	(204)	—%
Recipe Acquisition Corp. (dba Roland Corporation)(4)(7)	Second lien senior secured loan	L + 9.00%	12/1/2022	32,000	31,744	27,200	0.5%
Sara Lee Frozen Bakery, LLC (fka KSLB Holdings, LLC)(4)(5)(25)	First lien senior secured loan	L + 4.50%	7/30/2025	44,427	43,788	42,427	0.7%
Sara Lee Frozen Bakery, LLC (fka KSLB Holdings, LLC)(4)(5)(18)(25)	First lien senior secured revolving loan	L + 4.50%	7/30/2023	4,320	4,206	3,915	0.1%
Shearer's Foods, LLC(4)(7)(25)	Second lien senior secured loan	L + 7.75%	9/22/2028	120,000	118,802	118,800	2.1%
Tall Tree Foods, Inc.(4)(5)	First lien senior secured loan	L + 7.25%	8/12/2022	51,100	50,850	49,695	0.9%
Ultimate Baked Goods Midco, LLC(4)(5)(25)	First lien senior secured loan	L + 4.00%	8/11/2025	26,528	26,090	25,997	0.5%
Ultimate Baked Goods Midco, LLC(4)(5)(18)(25)	First lien senior secured revolving loan	L + 4.00%	8/9/2023	381	316	280	—%
				925,291	912,507	899,781	16.1%
Healthcare providers and services
Confluent Health, LLC.(4)(5)(25)	First lien senior secured loan	L + 5.00%	6/24/2026	17,775	17,628	17,153	0.3%
Geodigm Corporation (dba National Dentex)(4)(11)(14)(25)	First lien senior secured loan	P + 5.87%	12/1/2021	143,470	133,887	142,036	2.5%
GI CCLS Acquisition LLC (fka GI Chill Acquisition LLC)(4)(7)(25)	Second lien senior secured loan	L + 7.50%	8/6/2026	135,400	134,320	133,031	2.3%
KS Management Services, L.L.C.(4)(5)(25)	First lien senior secured loan	L + 4.25%	1/9/2026	124,062	122,675	124,062	2.2%
Nelipak Holding Company(4)(8)(25)	First lien senior secured loan	L + 4.25%	7/2/2026	47,641	46,830	46,212	0.8%
Nelipak Holding Company(4)(8)(18)(25)	First lien senior secured revolving loan	L + 4.25%	7/2/2024	4,422	4,311	4,201	0.1%
Nelipak Holding Company(4)(12)(18)(25)	First lien senior secured revolving loan	E + 4.50%	7/2/2024	3,143	2,792	2,910	0.1%
Nelipak Holding Company(4)(8)(25)	Second lien senior secured loan	L + 8.25%	7/2/2027	67,006	66,111	64,996	1.1%
Nelipak Holding Company(4)(12)(25)	Second lien senior secured loan	E + 8.50%	7/2/2027	70,477	66,359	67,305	1.2%

Owl Rock Capital Corporation

Consolidated Schedules of Investments

As of September 30, 2020

(Amounts in thousands, except share amounts)

(Unaudited)

Company(1)(2)(17)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(3)(27)	Fair Value	Percentage of Net Assets
Premier Imaging, LLC (dba LucidHealth)(4)(5)(25)	First lien senior secured loan	L + 5.75%	1/2/2025	33,405	32,909	32,570	0.6%
TC Holdings, LLC (dba TrialCard)(4)(7)(25)	First lien senior secured loan	L + 4.50%	11/14/2023	83,537	82,565	83,537	1.5%
TC Holdings, LLC (dba TrialCard)(4)(18)(19)(25)	First lien senior secured revolving loan	L + 4.50%	11/14/2022	—	(66)	—	—%
				730,338	710,321	718,013	12.7%
Healthcare technology
11849573 Canada Inc. (dba Intelerad Medical Systems Incorporated)(4)(8)(21)(25)	First lien senior secured loan	L + 6.25%	2/20/2026	56,420	55,773	55,291	1.0%
11849573 Canada Inc. (dba Intelerad Medical Systems Incorporated)(4)(7)(18)(20)(21)(25)	First lien senior secured delayed draw term loan	L + 6.25%	2/21/2021	930	905	885	—%
11849573 Canada Inc. (dba Intelerad Medical Systems Incorporated)(4)(7)(18)(21)(25)	First lien senior secured revolving loan	L + 6.25%	2/20/2026	1,126	1,063	1,013	—%
Bracket Intermediate Holding Corp.(4)(7)(25)	First lien senior secured loan	L + 4.25%	9/5/2025	522	484	512	—%
Bracket Intermediate Holding Corp.(4)(7)(25)	Second lien senior secured loan	L + 8.13%	9/7/2026	26,250	25,824	25,528	0.4%
Definitive Healthcare Holdings, LLC(4)(5)(25)	First lien senior secured loan	L + 5.50%	7/16/2026	198,222	196,556	194,753	3.4%
Definitive Healthcare Holdings, LLC(4)(18)(19)(25)	First lien senior secured delayed draw term loan	L + 5.50%	7/16/2026	—	(180)	(217)	—%
Definitive Healthcare Holdings, LLC(4)(7)(25)	First lien senior secured revolving loan	L + 5.50%	7/16/2024	10,870	10,787	10,679	0.2%
Interoperability Bidco, Inc.(4)(7)(25)	First lien senior secured loan	L + 5.75%	6/25/2026	76,235	75,422	73,376	1.3%
Interoperability Bidco, Inc.(4)(18)(19)(20)(25)	First lien senior secured delayed draw term loan	L + 5.75%	6/25/2021	—	(8)	(210)	—%
Interoperability Bidco, Inc.(4)(8)(25)	First lien senior secured revolving loan	L + 5.75%	6/25/2024	4,000	3,963	3,850	0.1%
				374,575	370,589	365,460	6.4%
Household products
Hayward Industries, Inc.(4)(5)(23)(25)	First lien senior secured loan	L + 3.50%	8/5/2024	918	898	892	—%
Hayward Industries, Inc.(4)(5)(25)	Second lien senior secured loan	L + 8.25%	8/4/2025	52,149	51,427	51,106	0.9%
HGH Purchaser, Inc. (dba Horizon Services)(4)(7)(25)	First lien senior secured loan	L + 6.75%	11/3/2025	77,177	76,165	74,090	1.3%
HGH Purchaser, Inc. (dba Horizon Services)(4)(7)(18)(25)	First lien senior secured revolving loan	L + 6.75%	11/3/2025	1,782	1,658	1,393	—%
HGH Purchaser, Inc. (dba Horizon Services)(4)(7)(18)(20)(25)	First lien senior secured delayed draw term loan	L + 6.75%	11/1/2021	14,710	14,312	13,635	0.2%
				146,736	144,460	141,116	2.4%
Human resource support services
The Ultimate Software Group, Inc.(4)(7)(25)	Second lien senior secured loan	L + 6.75%	5/3/2027	1,592	1,577	1,608	—%
				1,592	1,577	1,608	-%

Owl Rock Capital Corporation

Consolidated Schedules of Investments

As of September 30, 2020

(Amounts in thousands, except share amounts)

(Unaudited)

Company(1)(2)(17)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(3)(27)	Fair Value	Percentage of Net Assets
Infrastructure and environmental services
FR Arsenal Holdings II Corp. (dba Applied-Cleveland Holdings, Inc.)(4)(8)	First lien senior secured loan	L + 7.25%	9/8/2022	144,696	143,382	137,461	2.4%
LineStar Integrity Services LLC(4)(8)(25)	First lien senior secured loan	L + 7.25%	2/12/2024	89,079	88,022	78,389	1.4%
				233,775	231,404	215,850	3.8%
Insurance
Ardonagh Midco 2 PLC(21)(25)(28)	Unsecured notes	11.50%	1/15/2027	9,300	9,211	9,370	0.2%
Ardonagh Midco 3 PLC(4)(13)(21)(25)	First lien senior secured loan	G + 7.50%	7/14/2026	90,595	83,803	88,784	1.6%
Ardonagh Midco 3 PLC(4)(12)(21)(25)	First lien senior secured loan	E + 7.50%	7/14/2026	10,469	9,710	10,260	0.2%
Ardonagh Midco 3 PLC(4)(13)(18)(19)(20)(21)(25)	First lien senior secured delayed draw term loan	G + 7.50%	6/26/2022	—	(538)	(384)	—%
Asurion, LLC(4)(5)(23)(25)	Second lien senior secured loan	L + 6.50%	8/4/2025	57,450	57,306	57,462	1.0%
Integrity Marketing Acquisition, LLC(4)(8)(25)	First lien senior secured loan	L + 5.50%	8/27/2025	221,667	218,431	217,235	3.8%
Integrity Marketing Acquisition, LLC(4)(18)(19)(25)	First lien senior secured revolving loan	L + 5.50%	8/27/2025	—	(182)	(297)	—%
KWOR Acquisition, Inc. (dba Worley Claims Services)(4)(5)(25)	First lien senior secured loan	L + 4.00%	6/3/2026	20,364	19,809	19,702	0.3%
KWOR Acquisition, Inc. (dba Worley Claims Services)(4)(18)(19)(20)(25)	First lien senior secured delayed draw term loan	L + 4.00%	6/3/2021	—	(54)	(67)	—%
KWOR Acquisition, Inc. (dba Worley Claims Services)(4)(18)(19)(25)	First lien senior secured revolving loan	L + 4.00%	6/3/2024	—	(86)	(169)	—%
KWOR Acquisition, Inc. (dba Worley Claims Services)(4)(5)(25)	Second lien senior secured loan	L + 7.75%	12/3/2026	49,600	48,955	48,360	0.8%
Norvax, LLC (dba GoHealth)(4)(7)(25)	First lien senior secured loan	L + 6.50%	9/15/2025	199,860	195,399	199,860	3.5%
Norvax, LLC (dba GoHealth)(4)(18)(19)(25)	First lien senior secured revolving loan	L + 6.50%	9/13/2024	—	(145)	—	—%
Peter C. Foy & Associated Insurance Services, LLC(4)(8)(25)	First lien senior secured loan	L + 6.25%	3/31/2026	83,445	82,379	83,238	1.5%
Peter C. Foy & Associated Insurance Services, LLC(4)(8)(18)(20)(25)	First lien senior secured delayed draw term loan	L + 6.25%	9/30/2021	343	129	308	—%
Peter C. Foy & Associated Insurance Services, LLC(4)(8)(18)(25)	First lien senior secured revolving loan	L + 6.25%	3/31/2026	3,389	3,266	3,362	0.1%
RSC Acquisition, Inc (dba Risk Strategies)(4)(5)(25)	First lien senior secured loan	L + 5.50%	10/30/2026	51,529	50,733	49,983	0.9%
RSC Acquisition, Inc (dba Risk Strategies)(4)(18)(19)(25)	First lien senior secured revolving loan	L + 5.50%	10/30/2026	—	(30)	(51)	—%
RSC Acquisition, Inc (dba Risk Strategies)(4)(18)(19)(25)	First lien senior secured delayed draw term loan	L + 5.50%	10/30/2026	—	(40)	(68)	—%
THG Acquisition, LLC (dba Hilb)(4)(7)(25)	First lien senior secured loan	L + 5.75%	12/2/2026	59,617	58,266	57,828	1.0%

Owl Rock Capital Corporation

Consolidated Schedules of Investments

As of September 30, 2020

(Amounts in thousands, except share amounts)

(Unaudited)

Company(1)(2)(17)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(3)(27)	Fair Value	Percentage of Net Assets
THG Acquisition, LLC (dba Hilb)(4)(7)(18)(20)(25)	First lien senior secured delayed draw term loan	L + 5.75%	12/2/2021	4,251	4,017	3,904	0.1%
THG Acquisition, LLC (dba Hilb)(4)(7)(18)(25)	First lien senior secured revolving loan	L + 5.75%	12/2/2025	3,817	3,696	3,649	0.1%
				865,696	844,035	852,269	15.1%
Internet software and services
Accela, Inc.(4)(5)	First lien senior secured loan	L + 4.91% (incl. 1.66% PIK)	9/28/2023	21,996	21,758	21,996	0.4%
Accela, Inc.(4)(18)(19)	First lien senior secured revolving loan	L + 7.00%	9/28/2023	—	—	—	—%
Apptio, Inc.(4)(8)(25)	First lien senior secured loan	L + 7.25%	1/10/2025	50,916	49,927	50,534	0.9%
Apptio, Inc.(4)(18)(19)(25)	First lien senior secured revolving loan	L + 7.25%	1/10/2025	—	(40)	(21)	—%
3ES Innovation Inc. (dba Aucerna)(4)(7)(21)(25)	First lien senior secured loan	L + 5.75%	5/13/2025	39,829	39,427	38,336	0.7%
3ES Innovation Inc. (dba Aucerna)(4)(18)(19)(21)(25)	First lien senior secured revolving loan	L + 5.75%	5/13/2025	—	(37)	(146)	—%
Forescout Technologies, Inc.(4)(7)(25)	First lien senior secured loan	L + 9.50% (9.50% PIK)	8/17/2026	48,108	47,283	47,266	0.8%
Forescout Technologies, Inc.(4)(18)(19)(25)	First lien senior secured revolving loan	L + 8.50%	8/18/2025	—	(91)	(94)	—%
Genesis Acquisition Co. (dba Procare Software)(4)(7)(25)	First lien senior secured loan	L + 4.00%	7/31/2024	18,362	18,116	17,628	0.3%
Genesis Acquisition Co. (dba Procare Software)(4)(7)(25)	First lien senior secured revolving loan	L + 4.00%	7/31/2024	2,637	2,603	2,532	—%
Granicus, Inc.(4)(8)(25)	First lien senior secured loan	L + 7.00%	8/21/2026	38,486	37,538	37,524	0.7%
Granicus, Inc.(4)(18)(19)(25)	First lien senior secured revolving loan	L + 7.00%	8/21/2026	—	(65)	(66)	—%
H&F Opportunities LUX III S.À R.L (dba Checkmarx)(4)(7)(21)(25)	First lien senior secured loan	L + 7.75%	4/16/2026	42,250	41,057	41,933	0.7%
H&F Opportunities LUX III S.À R.L (dba Checkmarx)(4)(18)(19)(21)(25)	First lien senior secured revolving loan	L + 7.75%	4/16/2026	—	(450)	(122)	—%
Hyland Software, Inc.(4)(5)(25)	Second lien senior secured loan	L + 7.00%	7/7/2025	28,074	27,718	27,874	0.5%
IQN Holding Corp. (dba Beeline)(4)(7)(25)	First lien senior secured loan	L + 5.50%	8/20/2024	190,442	188,453	188,061	3.3%
IQN Holding Corp. (dba Beeline)(4)(18)(19)(25)	First lien senior secured revolving loan	L + 5.50%	8/21/2023	—	(196)	(283)	—%

Owl Rock Capital Corporation

Consolidated Schedules of Investments

As of September 30, 2020

(Amounts in thousands, except share amounts)

(Unaudited)

Company(1)(2)(17)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(3)(27)	Fair Value	Percentage of Net Assets
Lightning Midco, LLC (dba Vector Solutions)(4)(7)(25)	First lien senior secured loan	L + 5.50%	11/21/2025	139,258	138,188	137,866	2.4%
Lightning Midco, LLC (dba Vector Solutions)(4)(7)(18)(25)	First lien senior secured revolving loan	L + 5.50%	11/21/2023	12,427	12,343	12,293	0.2%
Litera Bidco LLC(4)(5)(25)	First lien senior secured loan	L + 5.25%	5/29/2026	66,280	65,468	65,615	1.2%
Litera Bidco LLC(4)(5)(18)(25)	First lien senior secured revolving loan	L + 5.25%	5/30/2025	1,434	1,376	1,377	—%
MINDBODY, Inc.(4)(8)(25)	First lien senior secured loan	L + 8.50% (incl. 1.50% PIK)	2/14/2025	57,967	57,520	52,750	0.9%
MINDBODY, Inc.(4)(18)(19)(25)	First lien senior secured revolving loan	L + 8.00%	2/14/2025	—	(44)	(546)	—%
SURF HOLDINGS, LLC (dba Sophos Group plc)(4)(7)(21)(25)	Second lien senior secured loan	L + 8.00%	3/6/2028	40,385	39,435	39,577	0.7%
Trader Interactive, LLC (fka Dominion Web Solutions, LLC)(4)(7)(25)	First lien senior secured loan	L + 6.50%	6/17/2024	132,909	131,779	130,915	2.3%
Trader Interactive, LLC (fka Dominion Web Solutions, LLC)(4)(18)(19)(25)	First lien senior secured revolving loan	L + 6.50%	6/15/2023	—	(44)	(96)	—%
				931,760	919,022	912,703	16.0%
Leisure and entertainment
Troon Golf, L.L.C.(4)(7)(16)(25)	First lien senior secured term loan A and B	L + 5.50% (TLA: L + 3.5%; TLB: L + 5.98%)	3/29/2025	175,820	174,132	174,501	3.1%
Troon Golf, L.L.C.(4)(18)(19)(25)	First lien senior secured revolving loan	L + 5.50%	3/29/2025	—	(108)	(108)	—%
				175,820	174,024	174,393	3.1%
Manufacturing
Ideal Tridon Holdings, Inc.(4)(7)(25)	First lien senior secured loan	L + 5.75%	7/31/2024	55,225	54,609	53,707	0.9%
Ideal Tridon Holdings, Inc.(4)(7)(18)(20)(25)	First lien senior secured delayed draw term loan	L + 5.75%	12/25/2020	520	509	499	—%
Ideal Tridon Holdings, Inc.(4)(5)(18)(25)	First lien senior secured revolving loan	L + 5.75%	7/31/2023	2,291	2,243	2,134	—%
MHE Intermediate Holdings, LLC(dba Material Handling Services)(4)(7)(25)	First lien senior secured loan	L + 5.00%	3/8/2024	23,778	23,610	22,827	0.4%
PHM Netherlands Midco B.V. (dba Loparex)(4)(7)(25)	First lien senior secured loan	L + 4.50%	8/3/2026	796	737	766	-%
PHM Netherlands Midco B.V. (dba Loparex)(4)(7)(25)	Second lien senior secured loan	L + 8.75%	8/2/2027	112,000	104,942	104,720	1.8%
Professional Plumbing Group, Inc.(4)(7)(25)	First lien senior secured loan	L + 6.75%	4/16/2024	51,814	51,309	49,742	0.9%

Owl Rock Capital Corporation

Consolidated Schedules of Investments

As of September 30, 2020

(Amounts in thousands, except share amounts)

(Unaudited)

Company(1)(2)(17)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(3)(27)	Fair Value	Percentage of Net Assets
Professional Plumbing Group, Inc.(4)(7)(18)(25)	First lien senior secured revolving loan	L + 6.75%	4/16/2023	11,071	11,004	10,575	0.2%
Safety Products/JHC Acquisition Corp.(dba Justrite Safety Group)(4)(5)(25)	First lien senior secured loan	L + 4.50%	6/28/2026	13,378	13,266	12,140	0.2%
Safety Products/JHC Acquisition Corp.(dba Justrite Safety Group)(4)(5)(18)(20)(25)	First lien senior secured delayed draw term loan	L + 4.50%	6/28/2021	723	709	571	—%
Sonny's Enterprises LLC(4)(5)(25)	First lien senior secured loan	L + 7.00%	8/5/2026	162,500	159,317	159,250	2.8%
Sonny's Enterprises LLC(4)(18)(19)(20)(25)	First lien senior secured delayed draw term loan	L + 7.00%	8/5/2021	—	(478)	(491)	—%
Sonny's Enterprises LLC(4)(18)(19)(25)	First lien senior secured revolving loan	L + 7.00%	8/5/2025	—	(348)	(359)	—%
				434,096	421,429	416,081	7.2%
Oil and gas
Black Mountain Sand Eagle Ford LLC(4)(7)(25)	First lien senior secured loan	L + 8.25%	8/17/2022	73,152	72,770	67,482	1.2%
Project Power Buyer, LLC (dba PEC-Veriforce)(4)(7)(25)	First lien senior secured loan	L + 6.25%	5/14/2026	45,668	45,132	44,983	0.8%
Project Power Buyer, LLC (dba PEC-Veriforce)(4)(18)(19)(25)	First lien senior secured revolving loan	L + 6.25%	5/14/2025	—	(31)	(48)	—%
Zenith Energy U.S. Logistics Holdings, LLC(4)(7)(25)	First lien senior secured loan	L + 6.50%	12/20/2024	85,365	84,200	84,084	1.5%
Zenith Energy U.S. Logistics Holdings, LLC(4)(18)(19)(20)(25)	First lien senior secured delayed draw term loan	L + 6.50%	1/9/2021	—	(85)	—	—%
				204,185	201,986	196,501	3.5%
Professional services
AmSpec Services Inc.(4)(7)(25)	First lien senior secured loan	L + 5.75%	7/2/2024	111,688	110,280	108,338	1.9%
AmSpec Services Inc.(4)(7)(18)(25)	First lien senior secured revolving loan	L + 4.75%	7/2/2024	10,499	10,341	10,065	0.2%
Cardinal US Holdings, Inc.(4)(7)(21)(25)	First lien senior secured loan	L + 5.00%	7/31/2023	89,504	87,024	88,609	1.6%
DMT Solutions Global Corporation(4)(7)(25)	First lien senior secured loan	L + 7.00%	7/2/2024	57,966	56,380	56,082	1.0%
GC Agile Holdings Limited (dba Apex Fund Services)(4)(7)(21)(25)	First lien senior secured loan	L + 7.00%	6/15/2025	159,268	157,011	155,684	2.7%
GC Agile Holdings Limited (dba Apex Fund Services)(4)(7)(21)(25)	First lien senior secured revolving loan	L + 7.00%	6/15/2023	10,386	10,206	10,152	0.2%
Gerson Lehrman Group, Inc.(4)(9)(25)	First lien senior secured loan	L + 4.25%	12/12/2024	295,960	293,793	295,960	5.2%
Gerson Lehrman Group, Inc.(4)(18)(19)(25)	First lien senior secured revolving loan	L + 4.25%	12/12/2024	—	(151)	-	—%
				735,271	724,884	724,890	12.8%
Specialty retail
BIG Buyer, LLC(4)(8)(25)	First lien senior secured loan	L + 6.50%	11/20/2023	50,079	49,303	48,702	0.9%

Owl Rock Capital Corporation

Consolidated Schedules of Investments

As of September 30, 2020

(Amounts in thousands, except share amounts)

(Unaudited)

Company(1)(2)(17)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(3)(27)	Fair Value	Percentage of Net Assets
BIG Buyer, LLC(4)(18)(19)(20)(25)	First lien senior secured delayed draw term loan	L + 6.50%	12/18/2020	-	(79)	(56)	—%
BIG Buyer, LLC(4)(8)(18)(25)	First lien senior secured revolving loan	L + 6.50%	11/20/2023	1,250	1,175	1,147	—%
EW Holdco, LLC (dba European Wax)(4)(5)(25)	First lien senior secured loan	L + 5.50%	9/25/2024	71,477	70,969	68,618	1.2%
Galls, LLC(4)(7)(25)	First lien senior secured loan	L + 6.50% (incl. 0.25% PIK)	1/31/2025	105,347	104,308	100,606	1.8%
Galls, LLC(4)(7)(18)(25)	First lien senior secured revolving loan	L + 6.50% (incl. 0.25% PIK)	1/31/2024	11,104	10,915	10,156	0.2%
				239,257	236,591	229,173	4.1%
Telecommunications
DB Datacenter Holdings Inc.(4)(5)(25)	Second lien senior secured loan	L + 8.00%	4/3/2025	47,409	46,896	47,054	0.8%
				47,409	46,896	47,054	0.8%
Transportation
Lazer Spot G B Holdings, Inc.(4)(7)(25)	First lien senior secured loan	L + 6.00%	12/9/2025	132,534	130,492	130,877	2.3%
Lazer Spot G B Holdings, Inc.(4)(8)(18)(20)(25)	First lien senior secured delayed draw term loan	L + 6.00%	6/9/2021	11,806	11,618	11,659	0.2%
Lazer Spot G B Holdings, Inc.(4)(18)(19)(25)	First lien senior secured revolving loan	L + 6.00%	12/9/2025	-	(401)	(335)	—%
Lytx, Inc.(4)(5)(25)	First lien senior secured loan	L + 6.00%	2/28/2026	53,749	52,892	52,540	0.9%
Lytx, Inc.(4)(5)(18)(20)(25)	First lien senior secured delayed draw term loan	L + 6.00%	2/28/2022	4,674	4,505	4,252	0.1%
Motus, LLC and Runzheimer International LLC(4)(7)(14)(25)	First lien senior secured loan	L + 6.36%	1/17/2024	59,435	58,518	59,435	1.0%
				262,198	257,624	258,428	4.5%
Total non-controlled/non-affiliated portfolio company debt investments				10,017,186	9,853,271	9,619,729	169.2%

Equity Investments
Food and beverage
CM7 Restaurant Holdings, LLC(25)(26)	LLC Interest	N/A	N/A	340	340	64	—%
H-Food Holdings, LLC(25)(26)	LLC Interest	N/A	N/A	10,875	10,875	11,159	0.2%
				11,215	11,215	11,223	0.2%
Insurance							%
Norvax, LLC (dba GoHealth)(25)(26)	Common stock	N/A	N/A	1,439,481	7,315	17,619	0.3%
				1,439,481	7,315	17,619	0.3%

Owl Rock Capital Corporation

Consolidated Schedules of Investments

As of September 30, 2020

(Amounts in thousands, except share amounts)

(Unaudited)

Company(1)(2)(17)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(3)(27)	Fair Value	Percentage of Net Assets
Manufacturing							%
Moore Holdings, LLC(21)(25)(26)(29)	LLC Interest	N/A	N/A	31,822	57,381	63,119	1.1%
				31,822	57,381	63,119	1.1%
Total non-controlled/non-affiliated portfolio company equity investments					75,911	91,961	1.6%
Total non-controlled/non-affiliated portfolio company investments					9,929,182	9,711,690	170.8%

Controlled/affiliated portfolio company investments
Equity Investments
Financial services
Wingspire Capital Holdings LLC(18)(22)(24)(26)	LLC Interest	N/A	N/A	103,121	103,121	103,121	1.8%
				103,121	103,121	103,121	1.8%
Investment funds and vehicles
Sebago Lake LLC(15)(21)(22)(24)(26)	LLC Interest	N/A	N/A	107,838	107,838	103,491	1.8%
				107,838	107,838	103,491	1.8%
Total controlled/affiliated portfolio company investments					210,959	206,612	3.6%
Total Investments					$10,140,141	$9,918,302	174.4%

	Interest Rate Swaps as of September 30, 2020
	Company Receives	Company Pays	Maturity Date	Notional Amount	Hedged Instrument	Footnote Reference
Interest rate swap	4.75%	L + 2.545%	12/21/2021	$150,000	2023 Notes	Note 6
Interest rate swap	5.25%	L + 2.937%	4/10/2024	400,000	2024 Notes	Note 6
Total				$550,000

________________

(1)	Certain portfolio company investments are subject to contractual restrictions on sales.
(2)	Unless otherwise indicated, all investments are considered Level 3 investments.
(3)	The amortized cost represents the original cost adjusted for the amortization of discounts and premiums, as applicable, on debt investments using the effective interest method.
(4)

Loan contains a variable rate structure and may be subject to an interest rate floor. Variable rate loans bear interest at a rate that may be determined by reference to either the London Interbank Offered Rate (“LIBOR” or “L”) (which can include one-, two-, three- or six-month LIBOR), Euro Interbank Offered Rate (“EURIBOR” or “E”), British pound sterling LIBOR (“GBPLIBOR” or “G”), or an alternate base rate (which can include the Federal Funds Effective Rate or the Prime Rate), at the borrower’s option, and which reset periodically based on the terms of the loan agreement.

(5)	The interest rate on these loans is subject to 1 month LIBOR, which as of September 30, 2020 was 0.15%.
(6)	The interest rate on these loans is subject to 2 month LIBOR, which as of September 30, 2020 was 0.19%.
(7)	The interest rate on these loans is subject to 3 month LIBOR, which as of September 30, 2020 was 0.23%.
(8)	The interest rate on these loans is subject to 6 month LIBOR, which as of September 30, 2020 was 0.26%.
(9)	The interest rate on these loans is subject to 12 month LIBOR, which as of September 30, 2020 was 0.36%.
(10)	The interest rate on this loan is subject to 3 month Canadian Dollar Offered Rate (“CDOR” or “C”), which as of September 30, 2020 was 0.51%.
(11)	The interest rate on these loans is subject to Prime, which as of September 30, 2020 was 3.25%.
(12)	The interest rate on this loan is subject to 6 month EURIBOR, which as of September 30, 2020 was (0.50)%.
(13)	The interest rate on this loan is subject to 6 month GBPLIBOR, which as of September 30, 2020 was 0.06%.
(14)

The Company may be entitled to receive additional interest as a result of an arrangement with other lenders in the syndication. In exchange for the higher interest rate, the “last-out” portion is at a greater risk of loss.

(15)	Investment measured at NAV.
(16)

The first lien term loan is comprised of two components: Term Loan A and Term Loan B. The Company's Term Loan A and Term Loan B principal amounts are $34.0 million and $141.8 million, respectively. Both Term Loan A and Term Loan B have the same maturity date. Interest disclosed reflects the blended rate of the first lien term loan. The Term Loan A represents a ‘first out’ tranche and the Term Loan B

Owl Rock Capital Corporation

Consolidated Schedules of Investments

As of September 30, 2020

(Amounts in thousands, except share amounts)

(Unaudited)

represents a ‘last out’ tranche. The ‘first out’ tranche has priority as to the ‘last out’ tranche with respect to payments of principal, interest and any amounts due thereunder.
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
(21)

This portfolio company is not a qualifying asset under Section 55(a) of the 1940 Act. Under the 1940 Act, the Company may not acquire any non-qualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of total assets. As of September 30, 2020, non-qualifying assets represented 6.8% of total assets as calculated in accordance with the regulatory requirements.

(22)

As defined in the 1940 Act, the Company is deemed to be both an "Affiliated Person" and has "Control" of this portfolio company as the Company owns more than 25% of the portfolio company's outstanding voting securities or has the power to exercise control over management or policies of such portfolio company (including through a management agreement). The Company’s investment in affiliates for the nine months ended September 30, 2020, were as follows:

($ in thousands)	Fair value as of December 31, 2019	Gross Additions	Gross Reductions	Change in Unrealized Gains (Losses)	Fair value as of September 30, 2020	Dividend Income	Other Income
Controlled Affiliates
Sebago Lake LLC	$88,077	$18,950	$—	$(3,536)	$103,491	$6,716	$—
Wingspire Capital Holdings LLC	1,448	114,673	(13,000)	—	103,121	—	—
Total Controlled Affiliates	$89,525	$133,623	$(13,000)	$(3,536)	$206,612	$6,716	$—
(23)	Level 2 investment.
(24)	Investment is not pledged as collateral for the credit facilities.
(25)

Represents co-investment made with the Company’s affiliates in accordance with the terms of the exemptive relief that the Company received from the U.S. Securities and Exchange Commission. See Note 3 “Agreements and Related Party Transactions.”

(26)

Securities acquired in transactions exempt from registration under the Securities Act and may be deemed to be “restricted securities” under the Securities Act. As of September 30, 2020, the aggregate fair value of these securities is $298.6 million or 5.2% of the Company’s net assets. The acquisition dates of the restricted securities are as follows:

Portfolio Company	Investment	Acquisition Date
CM7 Restaurant Holdings, LLC	LLC Interest	May 21, 2018
H-Food Holdings, LLC	LLC Interest	November 23, 2018
Moore Holdings, LLC	LLC Interest	January 16 2020
Norvax, LLC (dba GoHealth)	Common Stock	March 23, 2020
Sebago Lake LLC*	LLC Interest	June 20, 2017
Wingspire Capital Holdings LLC**	LLC Interest	September 24, 2019

* Refer to Note 4 “Investments – Sebago Lake LLC,” for further information.

** Refer to Note 3 “Agreements and Related Party Transactions – Controlled/Affiliated Portfolio Companies”.

(27)

As of September 30, 2020, the net estimated unrealized loss for U.S. federal income tax purposes was $0.2 billion based on a tax cost basis of $10.2 billion. As of September 30, 2020, the estimated aggregate gross unrealized loss for U.S. federal income tax purposes was $0.3 billion and the estimated aggregate gross unrealized gain for U.S. federal income tax purposes was $61.9 million.

(28)	Loan contains a fixed-rate structure.
(29)	Investment represents multiple underlying investments, one of which is considered a non-qualifying asset, with a fair value of $4.9 million as of September 30, 2020.
(30)	Loan was on non-accrual status as of September 30, 2020

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

Owl Rock Capital Corporation

Consolidated Statements of Changes in Net Assets

(Amounts in thousands)

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
Increase (Decrease) in Net Assets Resulting from Operations
Net investment income (loss)	$127,437	$137,906	$402,855	$353,534
Net change in unrealized gain (loss)	88,347	(20,708)	(196,300)	2,802
Net realized gain (loss)	263	1,454	521	1,474
Net Increase (Decrease) in Net Assets Resulting from Operations	216,047	118,652	207,076	357,810
Distributions
Distributions declared from earnings(1)	(151,409)	(128,421)	(453,871)	(336,522)
Net Decrease in Net Assets Resulting from Shareholders' Distributions	(151,409)	(128,421)	(453,871)	(336,522)
Capital Share Transactions
Issuance of common shares, net of offering and underwriting costs	—	163,941	—	2,494,452
Repurchase of common stock	—	—	(150,250)	—
Reinvestment of distributions	43,947	60,597	114,110	144,040
Net Increase in Net Assets Resulting from Capital Share Transactions	43,947	224,538	(36,140)	2,638,492
Total Increase (Decrease) in Net Assets	108,585	214,769	(282,935)	2,659,780
Net Assets, at beginning of period	5,585,763	5,709,856	5,977,283	3,264,845
Net Assets, at end of period	$5,694,348	$5,924,625	$5,694,348	$5,924,625

________________

(1)	For the three and nine months ended September 30, 2020 and 2019, distributions declared from earnings were derived from net investment income.

The accompanying notes are an integral part of these consolidated financial statements.

Owl Rock Capital Corporation

Consolidated Statements of Cash Flows

(Amounts in thousands)

(Unaudited)

	For the Nine Months Ended September 30,
	2020	2019
Cash Flows from Operating Activities
Net Increase (Decrease) in Net Assets Resulting from Operations	$207,076	$357,810
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash used in operating activities:
Purchases of investments, net	(2,288,298)	(3,497,458)
Proceeds from investments and investment repayments, net	1,035,753	1,049,582
Net amortization of discount on investments	(31,923)	(24,855)
Payment-in-kind interest	(23,942)	(12,084)
Net change in unrealized (gain) loss on investments	198,756	(2,970)
Net change in unrealized (gains) losses on translation of assets and liabilities in foreign currencies	(3,237)	168
Net realized (gain) loss on investments	(2,885)	(1,102)
Net realized (gain) loss on foreign currency transactions relating to investments	11	—
Amortization of debt issuance costs	13,095	7,273
Amortization of offering costs	—	—
Changes in operating assets and liabilities:
(Increase) decrease in receivable for investments sold	8,597	(23,261)
(Increase) decrease in interest receivable	7,998	(25,854)
(Increase) decrease in receivable from a controlled affiliate	208	5,810
(Increase) decrease in prepaid expenses and other assets	(25,073)	(17,518)
Increase (decrease) in management fee payable	1,974	711
Increase (decrease) in payables to affiliate	(1,454)	1,810
Increase (decrease) in payables for investments purchased	26,537	(1,553)
Increase (decrease) in fair value of interest rate swap attributed to unsecured notes	19,353	17,403
Increase (decrease) in accrued expenses and other liabilities	4,945	15,500
Net cash used in operating activities	(852,509)	(2,150,588)
Cash Flows from Financing Activities
Borrowings on debt	3,664,754	3,170,376
Payments on debt	(2,397,250)	(3,278,100)
Debt issuance costs	(35,810)	(23,114)
Proceeds from issuance of common shares (net of underwriting costs)	—	2,495,851
Repurchase of common stock	(150,250)	—
Offering costs paid	—	(1,999)
Cash distributions paid to shareholders	(325,628)	(142,411)
Net cash provided by financing activities	755,816	2,220,603
Net increase (decrease) in cash and restricted cash (restricted cash of $(763) and $6,956, respectively)	(96,693)	70,015
Cash and restricted cash, beginning of period (restricted cash of $7,587 and $6,013, respectively)	317,159	127,603
Cash and restricted cash, end of period (restricted cash of $6,824 and $12,969, respectively)	$220,466	$197,618

Owl Rock Capital Corporation

Consolidated Statements of Cash Flows - Continued

(Amounts in thousands)

(Unaudited)

	For the Nine Months Ended September 30,
	2020	2019
Supplemental and Non-Cash Information
Interest paid during the period	$89,988	$74,302
Distributions declared during the period	$453,871	$336,522
Reinvestment of distributions during the period	$114,110	$144,040
Distributions Payable	$151,409	$128,421
Excise taxes paid	$1,990	$1,100

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

Owl Rock Capital Corporation

Notes to Consolidated Financial Statements (Unaudited) – Continued

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

Interest and Dividend Income Recognition

Interest income is recorded on the accrual basis and includes amortization of discounts or premiums. Certain investments may have contractual payment-in-kind (“PIK”) interest or dividends. PIK interest represents accrued interest that is added to the principal amount of the investment on the respective interest payment dates rather than being paid in cash and generally becomes due at maturity. For the three and nine months ended September 30, 2020, PIK interest earned was $9.8 million and $24.6 million, representing approximately 5.2% and less than 5.0% of investment income, respectively. For the three and nine months ended September 30, 2019, PIK interest earned was less than 5% of investment income. Discounts and premiums to par value on securities purchased are amortized into interest income over the contractual life of the respective security using the effective yield method.  The amortized cost of investments represents the original cost adjusted for the amortization of discounts or premiums, if any. Upon prepayment of a loan or debt security, any prepayment premiums, unamortized upfront loan origination fees and unamortized discounts are recorded as interest income in the current period.

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

Owl Rock Capital Corporation

Notes to Consolidated Financial Statements (Unaudited) – Continued

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

Owl Rock Capital Corporation

Notes to Consolidated Financial Statements (Unaudited) – Continued

The Company evaluates tax positions taken or expected to be taken in the course of preparing its consolidated financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions not deemed to meet the “more-likely-than-not” threshold are reserved and recorded as a tax benefit or expense in the current year. All penalties and interest associated with income taxes are included in income tax expense. Conclusions regarding tax positions are subject to review and may be adjusted at a later date based on factors including, but not limited to, on-going analyses of tax laws, regulations and interpretations thereof. There were no material uncertain tax positions through December 31, 2019. The 2017 through 2019 tax years remain subject to examination by U.S. federal, state and local tax authorities.

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

For the three and nine months ended September 30, 2020, the Company incurred expenses of approximately $1.3 million and $4.4 million, respectively, for costs and expenses reimbursable to the Adviser under the terms of the Administration Agreement. For the three and nine months ended September 30, 2019, the Company incurred expenses of approximately $2.2 million and $5.1 million, respectively, for costs and expenses reimbursable to the Adviser under the terms of the Administration Agreement.

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

Owl Rock Capital Corporation

Notes to Consolidated Financial Statements (Unaudited) – Continued

200% calculated in accordance with Section 18 and 61 of the 1940 Act, in each case, at the end of the two most recently completed calendar quarters. The management fee for any partial month or quarter, as the case may be, will be appropriately prorated and adjusted for any share issuances or repurchases during the relevant calendar months or quarters, as the case may be.

On February 27, 2019, the Adviser agreed at all times prior to the fifteen-month anniversary of the Listing Date, to waive any portion of the Management Fee that is in excess of 0.75% of the Company’s gross assets, excluding cash and cash-equivalents but including assets purchased with borrowed amounts at the end of the two most recently completed calendar quarters, calculated in accordance with the Investment Advisory Agreement. This waiver expired on October 18, 2020.

For the three and nine months ended September 30, 2020, management fees, net of $18.2 million and $52.4 million in management fee waivers, respectively, were $18.2 million and $52.4 million, respectively. For the three and nine months ended September 30, 2019, net of $12.0 million and $12.0 million in management fee waivers, respectively, management fees were $14.8 million and $45.4 million, respectively.

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

On February 27, 2019, the Adviser agreed at all times prior to the fifteen-month anniversary of the Listing Date to waive the entire incentive fee (including, for the avoidance of doubt, both the portion of the incentive fee based on the Company’s income and the capital gains incentive fee). This waiver expired on October 18, 2020.

For the three and nine months ended September 30, 2020, due to the fee waivers of $22.3 million and $70.5 million, respectively, the Company did not incur any performance based incentive fees on net investment income. For the three and nine months ended September 30, 2019, due to the fee waiver of $19.7 million and $19.7 million, respectively, the Company did not incur any performance based incentive fees on net investment income.

For the three and nine months ended September 30, 2020, the Company did not accrue capital gains based incentive fees (net of waivers). For the three and nine months ended September 30, 2019, the Company did not accrue capital gains based on incentive fees (net of waivers).

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

Owl Rock Capital Corporation

Notes to Consolidated Financial Statements (Unaudited) – Continued

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

The Company has made investments in two controlled/affiliated companies, Sebago Lake and Wingspire. For further description of Sebago Lake, see “Note 4. Investments”. Wingspire conducts its business through an indirectly owned subsidiary, Wingspire Capital LLC. Wingspire is an independent diversified direct lender focused on providing asset-based commercial finance loans and related senior secured loans to U.S.-based middle market borrowers. Wingspire offers a wide variety of asset-based financing solutions to businesses in an array of industries, including revolving credit facilities, machinery and equipment term loans, real estate term loans, first-in/last-out tranches, cash flow term loans, and opportunistic / bridge financings. The addition of Wingspire to the portfolio allows ORCC to participate in an asset class that offers differentiated yield with full collateral packages and covenants. Wingspire is led by a seasoned team of commercial finance veterans. The Company committed $50 million to Wingspire on September 24, 2019, and subsequently increased its commitment to $100 million on March 25, 2020 and again to $150 million on July 31, 2020. The Company does not consolidate its equity interest in Wingspire.

Note 4. Investments

The information in the tables below is presented on an aggregate portfolio basis, without regard to whether they are non-controlled non-affiliated, non-controlled affiliated or controlled affiliated investments.

Owl Rock Capital Corporation

Notes to Consolidated Financial Statements (Unaudited) – Continued

Investments at fair value and amortized cost consisted of the following as of September 30, 2020 and December 31, 2019:

	September 30, 2020		December 31, 2019
($ in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
First-lien senior secured debt investments	$8,038,131	$7,852,727	$7,136,866	$7,113,356
Second-lien senior secured debt investments	1,763,808	1,716,791	1,590,439	1,584,917
Unsecured debt investments	51,332	50,211	—	—
Equity investments(1)	179,032	195,082	12,663	12,875
Investment funds and vehicles(2)	107,838	103,491	88,888	88,077
Total Investments	$10,140,141	$9,918,302	$8,828,856	$8,799,225

________________

(1)	Includes equity investment in Wingspire.
(2)	Includes equity investment in Sebago Lake. See below, within Note 4, for more information regarding Sebago Lake.

The industry composition of investments based on fair value as of September 30, 2020 and December 31, 2019 was as follows:

	September 30, 2020	December 31, 2019
Advertising and media	1.4%	2.6%
Aerospace and defense	2.9	3.3
Automotive	1.7	1.7
Buildings and real estate	5.6	6.6
Business services	4.5	5.4
Chemicals	2.3	2.6
Consumer products	3.7	2.7
Containers and packaging	1.9	2.1
Distribution	6.5	8.6
Education	2.7	3.5
Energy equipment and services	0.1	0.2
Financial services (1)	2.7	1.6
Food and beverage	9.2	7.2
Healthcare providers and services	7.2	8.3
Healthcare technology	3.7	3.4
Household products	1.4	1.5
Human resource support services(3)	0.0	-
Infrastructure and environmental services	2.2	2.7
Insurance	8.8	5.7
Internet software and services	9.2	8.1
Investment funds and vehicles (2)	1.0	1.0
Leisure and entertainment	1.8	2.0
Manufacturing	4.8	2.9
Oil and gas	2.0	2.3
Professional services	7.3	8.1
Specialty retail	2.3	2.7
Telecommunications	0.5	0.5
Transportation	2.6	2.7
Total	100.0%	100.0%
________________

(1)	Includes equity investment in Wingspire.
(2)	Includes equity investment in Sebago Lake. See below, within Note 4, for more information regarding Sebago Lake.
(3)	Rounds to less than 0.1%.

Owl Rock Capital Corporation

Notes to Consolidated Financial Statements (Unaudited) – Continued

The geographic composition of investments based on fair value as of September 30, 2020 and December 31, 2019 was as follows:

	September 30, 2020	December 31, 2019
United States:
Midwest	18.9%	19.5%
Northeast	15.9	18.7
South	42.6	42.8
West	16.7	15.3
Belgium	0.9	1.0
Canada	1.0	0.9
Israel	0.4	-
United Kingdom	3.6	1.8
Total	100.0%	100.0%

Sebago Lake LLC

Sebago Lake, a Delaware limited liability company, was formed as a joint venture between the Company and The Regents of the University of California (“Regents”) and commenced operations on June 20, 2017. Sebago Lake’s principal purpose is to make investments, primarily in senior secured loans that are made to middle-market companies or in broadly syndicated loans. Both the Company and Regents (the “Members”) have a 50% economic ownership in Sebago Lake. Except under certain circumstances, contributions to Sebago Lake cannot be redeemed. Each of the Members initially agreed to contribute up to $100 million to Sebago Lake. On July 26, 2018, each of the Members increased their contribution to Sebago Lake up to an aggregate of $125 million. As of September 30, 2020, each Member has funded $107.8 million of their respective $125 million commitments. Sebago Lake is managed by the Members, each of which have equal voting rights. Investment decisions must be approved by each of the Members.

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

As of September 30, 2020 and December 31, 2019, Sebago Lake had total investments in senior secured debt at fair value of $543.7 million and $478.5 million, respectively. The determination of fair value is in accordance with ASC 820; however, such fair value is not included in the Board’s valuation process described herein. The following table is a summary of Sebago Lake’s portfolio as well as a listing of the portfolio investments in Sebago Lake’s portfolio as of September 30, 2020 and December 31, 2019:

($ in thousands)	September 30, 2020	December 31, 2019
Total senior secured debt investments(1)	$556,984	$484,439
Weighted average spread over LIBOR(1)	4.47%	4.56%
Number of portfolio companies	17	16
Largest funded investment to a single borrower(1)	$49,750	$50,000

________________

(1)	At par.

Owl Rock Capital Corporation

Notes to Consolidated Financial Statements (Unaudited) – Continued

Sebago Lake's Portfolio as of September 30, 2020 ($ in thousands) (Unaudited)
Company(1)(2)(4)(5)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(3)	Fair Value	Percentage of Members' Equity
Debt Investments
Aerospace and defense
Applied Composites Holdings, LLC (fka AC&A Enterprises Holdings, LLC)(7)	First lien senior secured loan	L + 5.25%	12/21/2023	$34,918	$34,509	$34,738	16.8%
Applied Composites Holdings, LLC (fka AC&A Enterprises Holdings, LLC)(7)(11)(14)	First lien senior secured revolving loan	L + 5.25%	12/21/2022	3,000	2,974	2,984	1.4%
Bleriot US Bidco Inc.(7)(10)	First lien senior secured loan	L + 4.75%	10/30/2026	14,925	14,795	14,801	7.1%
Dynasty Acquisition Co., Inc. (dba StandardAero Limited)(7)	First lien senior secured loan	L + 3.50%	4/6/2026	39,600	39,438	35,769	17.3%
				92,443	91,716	88,292	42.6%
Business Services
Vistage Worldwide, Inc.(7)	First lien senior secured loan	L + 4.00%	2/10/2025	16,584	16,509	16,252	7.9%
Distribution
Dealer Tire, LLC (6)(10)	First lien senior secured loan	L + 4.25%	12/12/2025	36,723	36,533	35,804	17.3%
Education
Spring Education Group, Inc. (fka SSH Group Holdings, Inc.)(7)	First lien senior secured loan	L + 4.25%	7/30/2025	34,300	34,224	32,116	15.5%
Food and beverage
DecoPac, Inc.(7)	First lien senior secured loan	L + 4.25%	9/30/2024	20,561	20,499	20,472	9.9%
DecoPac, Inc.(11)(12)(14)	First lien senior secured revolving loan	L + 4.25%	9/29/2023	-	(9)	(85)	—%
FQSR, LLC (dba KBP Investments)(7)	First lien senior secured loan	L + 5.50%	5/15/2023	24,321	24,130	23,970	11.6%
FQSR, LLC (dba KBP Investments)(8)(11)(13)	First lien senior secured delayed draw term loan	L + 5.50%	9/10/2021	9,477	9,245	9,141	4.4%
Sovos Brands Intermediate, Inc.(6)	First lien senior secured loan	L + 4.75%	11/20/2025	44,213	43,877	44,213	21.4%
				98,572	97,742	97,711	47.3%
Healthcare equipment and services
Cadence, Inc.(6)	First lien senior secured loan	L + 4.50%	5/21/2025	27,059	26,589	26,796	12.9%
Cadence, Inc.(9)(11)(14)	First lien senior secured revolving loan	L + 3.50%	5/21/2023	2,936	2,839	2,864	1.4%
				29,995	29,428	29,660	14.3%
Healthcare technology
VVC Holdings Corp. (dba Athenahealth, Inc.)(7)(10)	First lien senior secured loan	L + 4.50%	2/11/2026	17,353	17,073	17,049	8.2%
Infrastructure and environmental services
CHA Holding, Inc.(7)	First lien senior secured loan	L + 4.50%	4/10/2025	41,250	40,951	41,002	19.8%
Insurance
Integro Parent Inc.(6)	First lien senior secured loan	L + 5.75%	10/31/2022	30,165	30,088	29,958	14.5%
Integro Parent Inc.(11)(12)(14)	First lien senior secured revolving loan	L + 4.50%	4/30/2022	-	(10)	(58)	—%
USRP Holdings, Inc. (dba U.S. Retirement and Benefits Partners)(7)	First lien senior secured loan	L + 4.25%	3/29/2025	40,252	39,568	38,669	18.7%
USRP Holdings, Inc. (dba U.S. Retirement and Benefits Partners)(8)(11)(14)	First lien senior secured revolving loan	L + 4.25%	3/29/2023	625	532	439	0.2%
				71,042	70,178	69,008	33.4%

Owl Rock Capital Corporation

Notes to Consolidated Financial Statements (Unaudited) – Continued

Sebago Lake's Portfolio as of September 30, 2020 ($ in thousands) (Unaudited)
Company(1)(2)(4)(5)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(3)	Fair Value	Percentage of Members' Equity
Internet software and services
DCert Buyer, Inc.(6)(10)	First lien senior secured loan	L + 4.00%	10/16/2026	49,750	49,584	49,049	23.7%
Manufacturing
Engineered Machinery Holdings(7)	First lien senior secured loan	L + 4.25%	7/19/2024	44,510	44,164	43,509	21.0%
Transportation
Uber Technologies, Inc.(6)(10)	First lien senior secured loan	L + 4.00%	4/4/2025	24,462	24,346	24,239	11.7%
Total Debt Investments				556,984	552,448	543,691	262.7%
Total Investments				$556,984	$552,448	$543,691	262.7%

________________

(1)	Certain portfolio company investments are subject to contractual restrictions on sales.
(2)	Unless otherwise indicated, Sebago Lake’s investments are pledged as collateral supporting the amounts outstanding under Sebago Lake’s credit facility.
(3)	The amortized cost represents the original cost adjusted for the amortization of discounts and premiums, as applicable, on debt investments using the effective interest method.
(4)	Unless otherwise indicated, all investments are considered Level 3 investments.
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

(6)	The interest rate on these loans is subject to 1 month LIBOR, which as of September 30, 2020 was 0.15%.
(7)	The interest rate on these loans is subject to 3 month LIBOR, which as of September 30, 2020 was 0.23%.
(8)	The interest rate on these loans is subject to 6 month LIBOR, which as of September 30, 2020 was 0.26%.
(9)	The interest rate on these loans is subject to Prime, which as of September 30, 2020 was 3.25%.
(10)	Level 2 investment.
(11)	Position or portion thereof is an unfunded loan commitment.
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

(11)	The date disclosed represents the commitment period of the unfunded term loan. Upon expiration of the commitment period, the funded portion of the term loan may be subject to a longer maturity date.
(12)	Investment is not pledged as collateral under Sebago Lake’s credit facility.

Owl Rock Capital Corporation

Notes to Consolidated Financial Statements (Unaudited) – Continued

Below is selected balance sheet information for Sebago Lake as of September 30, 2020 and December 31, 2019:

($ in thousands)	September 30, 2020 (Unaudited)	December 31, 2019
Assets
Investments at fair value (amortized cost of $552,448 and $479,647, respectively)	$543,691	$478,509
Cash	18,039	34,104
Interest receivable	608	1,281
Prepaid expenses and other assets	386	162
Total Assets	$562,724	$514,056
Liabilities
Debt (net of unamortized debt issuance costs of $2,787 and $3,895, respectively)	$349,369	$330,289
Distributions payable	4,534	4,950
Accrued expenses and other liabilities	1,840	2,663
Total Liabilities	$355,743	$337,902
Members' Equity
Members' Equity	206,981	176,154
Members' Equity	206,981	176,154
Total Liabilities and Members' Equity	$562,724	$514,056

Below is selected statement of operations information for Sebago Lake for the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2020	2019	2020	2019
Investment Income
Interest income	$7,759	$9,163	$24,530	$29,646
Other income	60	69	216	194
Total Investment Income	7,819	9,232	24,746	29,840
Expenses
Interest expense	2,833	4,227	10,021	13,411
Professional fees	181	182	526	537
Total Expenses	3,014	4,409	10,547	13,948
Net Investment Income Before Taxes	4,805	4,823	14,199	15,892
Taxes	484	181	223	768
Net Investment Income After Taxes	$4,321	$4,642	$13,976	$15,124
Net Realized and Change in Unrealized Gain (Loss) on Investments
Net change in unrealized gain (loss) on investments	9,441	505	(7,619)	6,710
Net realized gain (loss) on investments	4	—	4	—
Total Net Realized and Change in Unrealized Gain (Loss) on Investments	9,445	505	(7,615)	6,710
Net Increase (Decrease) in Members' Equity Resulting from Operations	$13,766	$5,147	$6,361	$21,834

Loan Origination and Structuring Fees

If the loan origination and structuring fees earned by Sebago Lake during a fiscal year exceed Sebago Lake’s expenses and other obligations (excluding financing costs), such excess is allocated to the Member(s) responsible for the origination of the loans pro rata in accordance with the total loan origination and structuring fees earned by Sebago Lake with respect to the loans originated by such Member; provided, that in no event will the amount allocated to a Member exceed 1% of the par value of the loans originated by such Member in any fiscal year. The loan origination and structuring fee is accrued quarterly and included in other income from controlled,

Owl Rock Capital Corporation

Notes to Consolidated Financial Statements (Unaudited) – Continued

affiliated investments on the Company’s Consolidated Statements of Operations and paid annually. On February 27, 2019, the Members agreed to amend the terms of Sebago Lake’s operating agreement to eliminate the allocation of excess loan origination and structuring fees to the Members. As such, for the three and nine months ended September 30, 2020 and 2019, the Company accrued no income based on loan origination and structuring fees.

Note 5. Fair Value of Investments

Investments

The following tables present the fair value hierarchy of investments as of September 30, 2020 and December 31, 2019:

	Fair Value Hierarchy as of September 30, 2020
($ in thousands)	Level 1	Level 2	Level 3	Total
First-lien senior secured debt investments	$—	$126,066	$7,726,661	$7,852,727
Second-lien senior secured debt investments	—	57,462	1,659,329	1,716,791
Unsecured debt investments	—	—	50,211	50,211
Equity investments(1)	—	17,619	177,463	195,082
Subtotal	$—	$201,147	$9,613,664	$9,814,811
Investments measured at NAV(2)	—	—	—	103,491
Total Investments at fair value	$—	$201,147	$9,613,664	$9,918,302

________________

(1)	Includes equity investment in Wingspire.
(2)	Includes equity investment in Sebago Lake.

	Fair Value Hierarchy as of December 31, 2019
($ in thousands)	Level 1	Level 2	Level 3	Total
First-lien senior secured debt investments	$—	$137,342	$6,976,014	$7,113,356
Second-lien senior secured debt investments	—	40,460	1,544,457	1,584,917
Equity investments(1)	—	—	12,875	12,875
Subtotal	$—	$177,802	$8,533,346	$8,711,148
Investments measured at NAV(2)	—	—	—	88,077
Total Investments at fair value	$—	$177,802	$8,533,346	$8,799,225

________________

(1)	Includes equity investment in Wingspire.
(2)	Includes equity investment in Sebago Lake.

Owl Rock Capital Corporation

Notes to Consolidated Financial Statements (Unaudited) – Continued

The following tables present changes in the fair value of investments for which Level 3 inputs were used to determine the fair value as of and for the three and nine months ended September 30, 2020 and 2019:

	As of and for the Three Months Ended September 30, 2020
($ in thousands)	First-lien senior secured debt investments	Second-lien senior secured debt investments	Unsecured debt investments	Equity investments	Total
Fair value, beginning of period	$7,270,521	$1,510,227	$9,207	$137,407	$8,927,362
Purchases of investments, net	643,473	120,433	42,116	53,307	859,329
Payment-in-kind	9,248	—	—	—	9,248
Proceeds from investments, net	(248,745)	(37)	—	(10,000)	(258,782)
Net change in unrealized gain (loss)	43,981	27,866	(1,121)	6,976	77,702
Net realized gains (losses)	—	—	—	—	—
Net amortization of discount on investments	8,183	840	9	—	9,032
Transfers into (out of) Level 3(1)	—	—	—	(10,227)	(10,227)
Fair value, end of period	$7,726,661	$1,659,329	$50,211	$177,463	$9,613,664

________________

(1)

Transfers between levels, if any, are recognized at the beginning of the quarter in which the transfers occur. For the three months ended September 30, 2020, transfers out of Level 3 to Level 2 were as a result of changes in the observability of significant inputs for certain portfolio companies.

	As of and for the Nine Months Ended September 30, 2020
($ in thousands)	First-lien senior secured debt investments	Second-lien senior secured debt investments	Unsecured debt investments	Equity investments	Total
Fair value, beginning of period	$6,976,014	$1,544,457	$—	$12,875	$8,533,346
Purchases of investments, net	1,679,645	230,254	51,323	172,054	2,133,276
Payment-in-kind	23,938	—	—	—	23,938
Proceeds from investments, net	(814,748)	(76,837)	—	(13,000)	(904,585)
Net change in unrealized gain (loss)	(162,230)	(41,709)	(1,121)	5,534	(199,526)
Net realized gains (losses)	268	—	—	—	268
Net amortization of discount on investments	23,774	3,164	9	—	26,947
Transfers into (out of) Level 3(1)	—	—	—	—	—
Fair value, end of period	$7,726,661	$1,659,329	$50,211	$177,463	$9,613,664

________________

(1)	Transfers between levels, if any, are recognized at the beginning of the quarter in which the transfers occur.

Owl Rock Capital Corporation

Notes to Consolidated Financial Statements (Unaudited) – Continued

	As of and for the Three Months Ended September 30, 2019
($ in thousands)	First-lien senior secured debt investments	Second-lien senior secured debt investments	Equity investments	Total
Fair value, beginning of period	$5,824,549	$1,186,337	$14,355	$7,025,241
Purchases of investments, net(1)	1,020,755	431,245	129	1,452,129
Proceeds from investments, net	(313,833)	(52,000)	(80)	(365,913)
Net change in unrealized gain (loss)	(14,880)	(7,654)	511	(22,023)
Net realized gains (losses)	92	—	80	172
Net amortization of discount on investments	6,840	1,450	—	8,290
Transfers into (out of) Level 3(2)	14,870	—	—	14,870
Fair value, end of period	$6,538,393	$1,559,378	$14,995	$8,112,766

________________

(1)	Purchases may include PIK.
(2)	Transfers between levels, if any, are recognized at the beginning of the quarter in which the transfers occur.

	As of and for the Nine Months Ended September 30, 2019
($ in thousands)	First-lien senior secured debt investments	Second-lien senior secured debt investments	Equity investments	Total
Fair value, beginning of period	$4,554,835	$1,074,873	$11,063	$5,640,771
Purchases of investments, net(1)	2,888,956	541,314	2,120	3,432,390
Proceeds from investments, net	(895,241)	(60,700)	(80)	(956,021)
Net change in unrealized gain (loss)	(6,708)	1,387	1,812	(3,509)
Net realized gains (losses)	(92)	—	80	(12)
Net amortization of discount on investments	22,091	2,504	—	24,595
Transfers into (out of) Level 3(2)	(25,448)	—	—	(25,448)
Fair value, end of period	$6,538,393	$1,559,378	$14,995	$8,112,766

________________

(1)	Purchases may include PIK.
(2)	Transfers between levels, if any, are recognized at the beginning of the quarter in which the transfers occur.

The following tables present information with respect to net change in unrealized gains on investments for which Level 3 inputs were used in determining the fair value that are still held by the Company for the three and nine months ended September 30, 2020 and 2019:

($ in thousands)	Net change in unrealized gain (loss) for the Three Months Ended September 30, 2020 on Investments Held at September 30, 2020	Net change in unrealized gain (loss) for the Three Months Ended September 30, 2019 on Investments Held at September 30, 2019
First-lien senior secured debt investments	$43,981	$(12,874)
Second-lien senior secured debt investments	27,866	(6,587)
Unsecured debt investments	(1,121)	—
Equity investments	6,976	511
Total Investments	$77,702	$(18,950)

Owl Rock Capital Corporation

Notes to Consolidated Financial Statements (Unaudited) – Continued

($ in thousands)	Net change in unrealized gain (loss) for the Nine Months Ended September 30, 2020 on Investments Held at September 30, 2020	Net change in unrealized gain (loss) for the Nine Months Ended September 30, 2019 on Investments Held at September 30, 2019
First-lien senior secured debt investments	$(163,567)	$(3,600)
Second-lien senior secured debt investments	(44,914)	828
Unsecured debt investments	(1,121)	—
Equity investments	5,534	1,812
Total Investments	$(204,068)	$(960)

The following tables present quantitative information about the significant unobservable inputs of the Company’s Level 3 investments as of September 30, 2020 and December 31, 2019. The weighted average range of unobservable inputs is based on fair value of investments. The tables are not intended to be all-inclusive but instead capture the significant unobservable inputs relevant to the Company’s determination of fair value.

	As of September 30, 2020
($ in thousands)	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)	Impact to Valuation from an Increase in Input
First-lien senior secured debt investments	$7,128,454	Yield Analysis	Market Yield	5.2%-19.9% (9.4%)	Decrease
	499,779	Recent Transaction	Transaction Price	96.0% - 98.5% (98.1%)	Increase
	98,428	Collateral Analysis	Recovery Rate	62.0% - 62.0% (62.0%)	Increase
Second-lien senior secured debt investments(1)	1,512,655	Yield Analysis	Market Yield	7.4%-25.5% (11.6%)	Decrease
	118,800	Recent Transaction	Transaction Price	99.0% - 99.0% (99.0%)	Increase
Unsecured debt investments	9,370	Yield Analysis	Market Yield	11.6% - 11.6% (11.6%)	Decrease
	40,841	Recent Transaction	Transaction Price	98.5% - 98.5% (98.5%)	Increase
Equity Investments	74,342	Market Approach	EBITDA Multiple	3.7x - 11.8x (4.9x)	Increase
	103,121	Recent Transaction	Transaction Price	1.0	Increase

________________

(1)	Excludes investments with an aggregate fair value amounting to $27,874, which the Company valued using indicative bid prices obtained from brokers.

Owl Rock Capital Corporation

Notes to Consolidated Financial Statements (Unaudited) – Continued

	As of December 31, 2019
($ in thousands)	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)	Impact to Valuation from an Increase in Input
First-lien senior secured debt investments(1)	$5,975,575	Yield Analysis	Market Yield	5.4%-13.2% (9.1%)	Decrease
	985,898	Recent Transaction	Transaction Price	95.0%-99.8% (98.1%)	Increase
Second-lien senior secured debt investments	$1,517,625	Yield Analysis	Market Yield	9.2%-17.2% (11.4%)	Decrease
	26,832	Recent Transaction	Transaction Price	99.5%-99.5% (99.5%)	Increase
Equity Investments	$11,427	Market Approach	EBITDA Multiple	6.8x - 11.75x (11.61x)	Increase
	1,448	Recent Transaction	Transaction Price	1.0	Increase

________________

(1)	Excludes investments with an aggregate fair value amounting to $14,541, which the Company valued using indicative bid prices obtained from brokers.

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

Owl Rock Capital Corporation

Notes to Consolidated Financial Statements (Unaudited) – Continued

Debt Not Carried at Fair Value

Fair value is estimated by discounting remaining payments using applicable current market rates, which take into account changes in the Company’s marketplace credit ratings, or market quotes, if available. The following table presents the carrying and fair values of the Company’s debt obligations as of ended September 30, 2020 and December 31, 2019.

	September 30, 2020		December 31, 2019
($ in thousands)	Net Carrying Value(1)	Fair Value	Net Carrying Value(2)	Fair Value
Revolving Credit Facility	$600,154	$600,154	$473,655	$473,655
SPV Asset Facility I	—	—	297,246	297,246
SPV Asset Facility II	95,439	95,439	346,395	346,395
SPV Asset Facility III	397,803	397,803	251,548	251,548
SPV Asset Facility IV	91,528	91,528	57,201	57,201
CLO I	386,602	386,602	386,405	386,405
CLO II	257,884	257,884	258,028	258,028
CLO III	257,935	257,935	—	—
CLO IV	247,828	247,828	—	—
2023 Notes	152,477	153,375	150,113	151,514
2024 Notes	419,678	415,000	400,955	425,800
2025 Notes	417,781	429,250	416,686	430,406
July 2025 Notes	491,694	498,750	—	—
2026 Notes	488,840	506,250	—	—
Total Debt	$4,305,643	$4,337,798	$3,038,232	$3,078,198

________________

(1)

The carrying value of the Company’s Revolving Credit Facility, SPV Asset Facility II, SPV Asset Facility III, SPV Asset Facility IV, CLO I, CLO II, CLO III, CLO IV, 2023 Notes, 2024 Notes, 2025 Notes, July 2025 Notes, and 2026 Notes are presented net of deferred financing costs of $9.7 million, $4.5 million, $2.2 million, $3.5 million, $3.4 million, $2.1 million, $2.1 million, $4.2 million, $1.1 million, $7.5 million, $7.2 million, $8.3 million, and $11.2 million, respectively.

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

The following table presents fair value measurements of the Company’s debt obligations as of September 30, 2020 and December 31, 2019:

($ in thousands)	September 30, 2020	December 31, 2019
Level 1	$—	$—
Level 2	1,849,250	856,206
Level 3	2,488,548	2,221,992
Total Debt	$4,337,798	$3,078,198

Financial Instruments Not Carried at Fair Value

As of September 30, 2020 and December 31, 2019, the carrying amounts of the Company’s assets and liabilities, other than investments at fair value and debt, approximate fair value due to their short maturities.

Owl Rock Capital Corporation

Notes to Consolidated Financial Statements (Unaudited) – Continued

Note 6. Debt

In accordance with the 1940 Act, with certain limitations, the Company is allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 200% (or 150% if certain conditions are met) after such borrowing. On March 31, 2020, the Board, including a “required majority” (as such term is defined in Section 57(o) of the 1940 Act) of the Board, approved the application of the modified asset coverage requirements set forth in Section 61(a)(2) of the 1940 Act, as amended by the Small Business Credit Availability Act. On June 8, 2020, the date of the Company’s shareholder meeting, the Company received shareholder approval for the application of the modified asset coverage requirements set forth in Section 61(a)(2) of the 1940 Act, as amended by the Small Business Credit Availability Act. As a result, effective on June 9, 2020, the Company’s asset coverage requirement applicable to senior securities was reduced from 200% to 150%. As of September 30, 2020 and December 31, 2019, the Company’s asset coverage was 229% and 293%, respectively.

Debt obligations consisted of the following as of September 30, 2020 and December 31, 2019:

	September 30, 2020
($ in thousands)	Aggregate Principal Committed	Outstanding Principal	Amount Available(1)	Net Carrying Value(2)
Revolving Credit Facility(3)(5)	$1,355,000	$609,884	$719,020	$600,154
SPV Asset Facility II	350,000	100,000	250,000	95,439
SPV Asset Facility III	500,000	400,000	100,000	397,803
SPV Asset Facility IV	450,000	95,000	355,000	91,528
CLO I	390,000	390,000	—	386,602
CLO II	260,000	260,000	—	257,884
CLO III	260,000	260,000	—	257,935
CLO IV	252,000	252,000	—	247,828
2023 Notes(4)	150,000	150,000	—	152,477
2024 Notes(4)	400,000	400,000	—	419,678
2025 Notes	425,000	425,000	—	417,781
July 2025 Notes	500,000	500,000	—	491,694
2026 Notes	500,000	500,000	—	488,840
Total Debt	$5,792,000	$4,341,884	$1,424,020	$4,305,643

________________

(1)	The amount available reflects any limitations related to each credit facility’s borrowing base.
(2)

The carrying value of the Company’s Revolving Credit Facility, SPV Asset Facility II, SPV Asset Facility III, SPV Asset Facility IV, CLO I, CLO II, CLO III, CLO IV, 2023 Notes, 2024 Notes, 2025 Notes, July 2025 Notes, and 2026 Notes are presented net of deferred financing costs of $9.7 million, $4.5 million, $2.2 million, $3.5 million, $3.4 million, $2.1 million, $2.1 million, $4.2 million, $1.1 million, $7.5 million, $7.2 million, $8.3 million, and $11.2 million, respectively.

(3)	Includes the unrealized translation gain (loss) on borrowings denominated in foreign currencies.
(4)	Inclusive of change in fair value of effective hedge.
(5)	The amount available is reduced by $26.1 million of outstanding letters of credit.

Owl Rock Capital Corporation

Notes to Consolidated Financial Statements (Unaudited) – Continued

	December 31, 2019
($ in thousands)	Aggregate Principal Committed	Outstanding Principal	Amount Available(1)	Net Carrying Value(2)
Revolving Credit Facility(3)(5)	$1,170,000	$480,861	$664,410	$473,655
SPV Asset Facility I	400,000	300,000	100,000	297,246
SPV Asset Facility II	350,000	350,000	—	346,395
SPV Asset Facility III	500,000	255,000	245,000	251,548
SPV Asset Facility IV	300,000	60,250	239,750	57,201
CLO I	390,000	390,000	—	386,405
CLO II	260,000	260,000	—	258,028
2023 Notes(4)	150,000	150,000	—	150,113
2024 Notes(4)	400,000	400,000	—	400,955
2025 Notes	425,000	425,000	—	416,686
Total Debt	$4,345,000	$3,071,111	$1,249,160	$3,038,232

________________

(1)	The amount available reflects any limitations related to each credit facility’s borrowing base.
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

(3)	Includes the unrealized translation gain (loss) on borrowings denominated in foreign currencies.
(4)	Inclusive of change in fair value of effective hedge.
(5)	The amount available is reduced by $24.7 million of outstanding letters of credit.

For the three and nine months ended September 30, 2020 and 2019, the components of interest expense were as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
($ in thousands)	2020	2019	2020	2019
Interest expense	$32,896	$26,969	$99,201	$93,748
Amortization of debt issuance costs	3,973	2,465	13,095	7,273
Net change in unrealized gain (loss) on effective interest rate swaps and hedged items(1)	522	—	(1,763)	—
Total Interest Expense	$37,391	$29,434	$110,533	$101,021
Average interest rate	3.3%	5.1%	3.7%	4.9%
Average daily borrowings	$3,890,731	$2,056,484	$3,545,786	$2,512,055

________________

(1)	Refer to the 2023 Notes and 2024 Notes for details on each facility’s interest rate swap.

Credit Facilities

Our credit facilities contain customary covenants, including certain limitations on the incurrence by us of additional indebtedness and on our ability to make distributions to our shareholders, or redeem, repurchase or retire shares of stock, upon the occurrence of certain events, and customary events of default (with customary cure and notice provisions).

Description of Facilities

Revolving Credit Facility

On February 1, 2017, the Company entered into a senior secured revolving credit agreement (and as amended by that certain First Amendment to Senior Secured Revolving Credit Agreement, dated as of July 17, 2017, the First Omnibus Amendment to Senior Secured Revolving Credit Agreement and Guarantee and Security Agreement, dated as of March 29, 2018, the Third Amendment to Senior Secured Revolving Credit Agreement, dated as of June 21, 2018, the Fourth Amendment to Senior Secured Revolving Credit Agreement, dated as of April 2, 2019, the Fifth Amendment to Senior Secured Revolving Credit Agreement, dated as of May 7, 2020 and the Sixth Amendment to Senior Secured Revolving Credit Agreement, dated as of September 3, 2020, the “Revolving Credit

Owl Rock Capital Corporation

Notes to Consolidated Financial Statements (Unaudited) – Continued

Facility”). The parties to the Revolving Credit Facility include the Company, as Borrower, the lenders from time to time parties thereto (each a “Lender” and collectively, the “Lenders”) and Truist Securities, Inc. and ING Capital LLC as Joint Lead Arrangers and Joint Book Runners, Truist Bank (as successor by merger to SunTrust Bank) as Administrative Agent and ING Capital LLC as Syndication Agent.

The Revolving Credit Facility is guaranteed by OR Lending LLC, a subsidiary of the Company, and will be guaranteed by certain domestic subsidiaries of the Company that are formed or acquired by the Company in the future (collectively, the “Guarantors”). Proceeds of the Revolving Credit Facility may be used for general corporate purposes, including the funding of portfolio investments.

The maximum principal amount of the Revolving Credit Facility is $1.355 billion (increased from $1,335 billion on September 3, 2020; increased from $1.295 billion on June 12, 2020; increased from $1.24 billion on May 27, 2020; increased from $1.195 on May 7, 2020; increased from $1.17 billion on February 11, 2020; increased from $1.1 billion on August 27, 2019; increased from $1.0 billion on July 26, 2019), subject to availability under the borrowing base, which is based on the Company’s portfolio investments and other outstanding indebtedness. As amended on September 3, 2020, maximum capacity under the Revolving Credit Facility may be increased to $2.0 billion through the Company’s exercise of an uncommitted accordion feature through which existing and new lenders may, at their option, agree to provide additional financing. The Revolving Credit Facility includes a $50 million limit for swingline loans and is secured by a perfected first-priority interest in substantially all of the portfolio investments held by the Company and each Guarantor, subject to certain exceptions.

The availability period under the Revolving Credit Facility will terminate on September 3, 2024, with respect to $1.295 billion of commitments, and on March 31, 2023, with respect to the remaining commitments (together, the “Revolving Credit Facility Commitment Termination Date”). The Revolving Credit Facility will mature on September 3, 2025, with respect to $1.295 billion of commitments, and on April 2, 2024, with respect to the remaining commitments (together, the “Revolving Credit Facility Maturity Date”). During the period from the earliest Revolving Credit Facility Commitment Termination Date to the final Revolving Credit Facility Maturity Date, the Company will be obligated to make mandatory prepayments under the Revolving Credit Facility out of the proceeds of certain asset sales and other recovery events and equity and debt issuances.

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

The Revolving Credit Facility includes customary covenants, including certain limitations on the incurrence by the Company of additional indebtedness and on the Company’s ability to make distributions to the Company’s shareholders, or redeem, repurchase or retire shares of stock, upon the occurrence of certain events and certain financial covenants related to asset coverage and liquidity and other maintenance covenants, as well as customary events of default. The agreement requires a minimum asset coverage ratio of 150% with respect to the Company’s consolidated assets and its subsidiaries, measured at the last day of any fiscal quarter and a minimum asset coverage ratio of no less than 200% with respect to its consolidated assets and its subsidiary guarantors (including certain limitations on the contribution of equity in financing subsidiaries as specified therein) to its secured debt and its subsidiary guarantors (the “Obligor Asset Coverage Ratio), measured at the last day of each fiscal quarter. The agreement also includes concentration limits in connection with the calculation of the borrowing base, based upon the Obligor Asset Coverage Ratio.

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

From time to time, the Company expects to sell and contribute certain loan assets to ORCC Financing III pursuant to a Sale and Contribution Agreement by and between the Company and ORCC Financing III.  No gain or loss will be recognized as a result of the contribution.  Proceeds from the SPV Asset Facility III will be used to finance the origination and acquisition of eligible assets by ORCC Financing III, including the purchase of such assets from the Company.  The Company retains a residual interest in assets contributed to or acquired by ORCC Financing III through its ownership of ORCC Financing III.  The maximum principal amount of the SPV Asset Facility III is $500 million; the availability of this amount is subject to a borrowing base test, which is based on the value of ORCC Financing III’s assets from time to time, and satisfaction of certain conditions, including interest spread and weighted average coupon tests, certain concentration limits and collateral quality tests.

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

Owl Rock Capital Corporation

Notes to Consolidated Financial Statements (Unaudited) – Continued

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

From time to time, the Company expects to sell and contribute certain investments to ORCC Financing IV pursuant to a Sale and Contribution Agreement by and between the Company and ORCC Financing IV.  No gain or loss will be recognized as a result of the contribution.  Proceeds from the SPV Asset Facility IV will be used to finance the origination and acquisition of eligible assets by ORCC Financing IV, including the purchase of such assets from the Company.  The Company retains a residual interest in assets contributed to or acquired by ORCC Financing IV through its ownership of ORCC Financing IV.  The maximum principal amount of the Credit Facility is $450 million, subject to a ramp period; the availability of this amount is subject to an overcollateralization ratio test, which is based on the value of ORCC Financing IV’s assets from time to time, and satisfaction of certain conditions, including an interest coverage ratio test, certain concentration limits and collateral quality tests.

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

Owl Rock Capital Corporation

Notes to Consolidated Financial Statements (Unaudited) – Continued

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

The Adviser serves as collateral manager for the CLO I Issuer under a collateral management agreement dated as of the CLO I Closing Date.  The Adviser is entitled to receive fees for providing these services.  The Adviser has waived its right to receive such fees but may rescind such waiver at any time; provided, however, that if the Adviser rescinds such waiver, the management fee payable to the Adviser pursuant to the Investment Advisory Agreement will be offset by the amount of the collateral management fee attributable to the CLO I Issuers’ equity or notes owned by the Company.

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

Owl Rock Capital Corporation

Notes to Consolidated Financial Statements (Unaudited) – Continued

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

The Adviser serves as collateral manager for the CLO II Issuer under a collateral management agreement dated as of the CLO II Closing Date.  The Adviser is entitled to receive fees for providing these services.  The Adviser has waived its right to receive such fees but may rescind such waiver at any time; provided, however, that if the Adviser rescinds such waiver, the management fee payable to the Adviser pursuant to the Investment Advisory Agreement will be offset by the amount of the collateral management fee attributable to the CLO II Issuers’ equity or notes owned by the Company.

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

Owl Rock Capital Corporation

Notes to Consolidated Financial Statements (Unaudited) – Continued

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

The Adviser serves as collateral manager for the  CLO III  Issuer under a collateral management agreement dated as of the CLO III Closing Date.  The Adviser  is entitled to receive fees for providing these services.  The Adviser has waived its right to receive such fees but may rescind such waiver at any time; provided, however, that if the Adviser rescinds such waiver, the management fee payable to the Adviser pursuant to the Investment Advisory Agreement will be offset by the amount of the collateral management fee attributable to the CLO III Issuers’ equity or notes owned by the Company.

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

Owl Rock Capital Corporation

Notes to Consolidated Financial Statements (Unaudited) – Continued

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

The Adviser will serve as collateral manager for the CLO IV Issuer under a collateral management agreement dated as of the CLO IV Closing Date. The Adviser is entitled to receive fees for providing these services. The Adviser has waived its right to receive such fees but may rescind such waiver at any time; provided, however, that if the Adviser rescinds such waiver, the management fee payable to the Adviser pursuant to the Investment Advisory Agreement will be offset by the amount of the collateral management fee attributable to the CLO IV Issuers’ equity or notes owned by the Company.

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

In connection with the offering of the 2023 Notes, on December 21, 2017 the Company entered into a centrally cleared interest rate swap to continue to align the interest rates of its liabilities with its investment portfolio, which consists predominately of floating rate loans.  The notional amount of the interest rate swap is $150 million. The Company will receive fixed rate interest semi-annually at 4.75% and pay variable rate interest monthly based on 1-month LIBOR plus 2.545%. The interest rate swap matures on December 21, 2021. For the three and nine months ended September 30, 2020, the Company made periodic payments of $1.0 million and $3.8 million, respectively. For the three and nine months ended September 30, 2019, the Company made periodic payments of $1.9 million

Owl Rock Capital Corporation

Notes to Consolidated Financial Statements (Unaudited) – Continued

and $5.7 million, respectively. The interest expense related to the 2023 Notes is equally offset by the proceeds received from the interest rate swap. The swap adjusted interest expense is included as a component of interest expense on the Company’s Consolidated Statements of Operations. As of September 30, 2020 and December 31, 2019, the interest rate swap had a fair value of $3.7 million and $1.9 million, respectively. Depending on the nature of the balance at period end, the fair value of the interest rate swap is either included as a component of accrued expenses and other liabilities or prepaid expenses and other assets on the Company’s Consolidated Statements of Assets and Liabilities.  The change in fair value of the interest rate swap is offset by the change in fair value of the 2023 Notes, with the remaining difference included as a component of interest expense on the Consolidated Statements of Operations.

2024 Notes

On April 10, 2019, the Company issued $400 million aggregate principal amount of notes that mature on April 15, 2024 (the “2024 Notes”). The 2024 Notes bear interest at a rate of 5.25% per year, payable semi-annually on April 15 and October 15 of each year, commencing on October 15, 2019. The Company may redeem some or all of the 2024 Notes at any time, or from time to time, at a redemption price equal to the greater of (1) 100% of the principal amount of the 2024 Notes to be redeemed or (2) the sum of the present values of the remaining scheduled payments of principal and interest (exclusive of accrued and unpaid interest to the date of redemption) on the 2024 Notes to be redeemed, discounted to the redemption date on a semi-annual basis (assuming a 360-day year consisting of twelve 30-day months) using the applicable Treasury Rate plus 50 basis points, plus, in each case, accrued and unpaid interest to the redemption date; provided, however, that if the Company redeems any 2024 Notes on or after March 15, 2024 (the date falling one month prior to the maturity date of the 2024 Notes), the redemption price for the 2024 Notes will be equal to 100% of the principal amount of the 2024 Notes to be redeemed, plus accrued and unpaid interest, if any, to, but excluding, the date of redemption.

In connection with the issuance of the 2024 Notes, on April 10, 2019 the Company entered into centrally cleared interest rate swaps to continue to align interest rates of its liabilities with the investment portfolio, which consists of predominantly floating rate loans. The notional amount of the interest rate swaps is $400 million. The Company will receive fixed rate interest at 5.25% and pay variable rate interest based on one-month LIBOR plus 2.937%. The interest rate swaps mature on April 10, 2024. For the three and nine months ended September 30, 2020, the Company made periodic payments of $0 and $9.3 million, respectively. For the three and nine months ended September 30, 2019, the Company did not make periodic payments. The interest expense related to the 2024 Notes is equally offset by the proceeds received from the interest rate swaps. The swap adjusted interest expense is included as a component of interest expense on the Company’s Consolidated Statements of Operations. As of September 30, 2020 and December 31, 2019, the interest rate swap had a fair value of $29.8 million and $10.8 million, respectively.  Depending on the nature of the balance at period end, the fair value of the interest rate swap is either included as a component of accrued expenses and other liabilities or prepaid expenses and other assets on the Company’s Consolidated Statements of Assets and Liabilities.  The change in fair value of the interest rate swap is offset by the change in fair value of the 2024 Notes, with the remaining difference included as a component of interest expense on the Consolidated Statements of Operations.

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

Owl Rock Capital Corporation

Notes to Consolidated Financial Statements (Unaudited) – Continued

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

Note 7. Commitments and Contingencies

Portfolio Company Commitments

From time to time, the Company may enter into commitments to fund investments. As of September 30, 2020 and December 31, 2019, the Company had the following outstanding commitments to fund investments in current portfolio companies:

Portfolio Company	Investment	September 30, 2020	December 31, 2019
($ in thousands)
11849573 Canada Inc. (dba Intelerad Medical Systems Incorporated)	First lien senior secured delayed draw term loan	$1,332	$—
11849573 Canada Inc. (dba Intelerad Medical Systems Incorporated)	First lien senior secured revolving loan	4,530	—
3ES Innovation Inc. (dba Aucerna)	First lien senior secured revolving loan	3,893	3,893
Accela, Inc.	First lien senior secured revolving loan	3,000	—
Amspec Services Inc.	First lien senior secured revolving loan	3,962	9,038
Apptio, Inc.	First lien senior secured revolving loan	2,779	2,779
Aramsco, Inc.	First lien senior secured revolving loan	3,910	6,842
Ardonagh Midco 3 PLC	First lien senior secured delayed draw term loan	19,237	—
Associations, Inc.	First lien senior secured delayed draw term loan	866	17,949
Associations, Inc.	First lien senior secured revolving loan	—	11,543
BIG Buyer, LLC	First lien senior secured delayed draw term loan	5,625	11,250
BIG Buyer, LLC	First lien senior secured revolving loan	2,500	3,750
Caiman Merger Sub LLC (dba City Brewing)	First lien senior secured revolving loan	12,881	12,881
ConnectWise, LLC	First lien senior secured revolving loan	20,005	20,005
Covenant Surgical Partners, Inc.	First lien senior secured delayed draw term loan	—	2,800
Definitive Healthcare Holdings, LLC	First lien senior secured delayed draw term loan	43,478	43,478
Definitive Healthcare Holdings, LLC	First lien senior secured revolving loan	—	10,870

Owl Rock Capital Corporation

Notes to Consolidated Financial Statements (Unaudited) – Continued

Portfolio Company	Investment	September 30, 2020	December 31, 2019
Douglas Products and Packaging Company LLC	First lien senior secured revolving loan	2,422	7,872
Endries Acquisition, Inc.	First lien senior secured delayed draw term loan	36,923	51,638
Endries Acquisition, Inc.	First lien senior secured revolving loan	27,000	27,000
Entertainment Benefits Group, LLC	First lien senior secured revolving loan	1,104	9,600
Forescout Technologies, Inc.	First lien senior secured revolving loan	5,345	—
Galls, LLC	First lien senior secured revolving loan	9,977	3,719
Galls, LLC	First lien senior secured delayed draw term loan	—	29,181
GC Agile Holdings Limited (dba Apex Fund Services)	First lien senior secured revolving loan	—	10,386
Genesis Acquisition Co. (dba Procare Software)	First lien senior secured delayed draw term loan	—	4,745
Genesis Acquisition Co. (dba Procare Software)	First lien senior secured revolving loan	—	1,714
Gerson Lehrman Group, Inc.	First lien senior secured revolving loan	21,563	21,563
Granicus, Inc.	First lien senior secured revolving loan	2,636	—
H&F Opportunities LUX III S.À R.L (dba Checkmarx)	First lien senior secured revolving loan	16,250	—
HGH Purchaser, Inc. (dba Horizon Services)	First lien senior secured delayed draw term loan	17,690	32,400
HGH Purchaser, Inc. (dba Horizon Services)	First lien senior secured revolving loan	7,938	7,938
Hometown Food Company	First lien senior secured revolving loan	3,106	4,235
Ideal Tridon Holdings, Inc.	First lien senior secured revolving loan	3,437	5,400
Ideal Tridon Holdings, Inc.	First lien senior secured delayed draw term loan	381	381
Individual Foodservice Holdings, LLC	First lien senior secured delayed draw term loan	23,027	42,500
Individual Foodservice Holdings, LLC	First lien senior secured revolving loan	14,280	24,225
Instructure, Inc.	First lien senior secured revolving loan	5,554	—
Integrity Marketing Acquisition, LLC	First lien senior secured delayed draw term loan	—	16,587
Integrity Marketing Acquisition, LLC	First lien senior secured delayed draw term loan	—	32,573
Integrity Marketing Acquisition, LLC	First lien senior secured revolving loan	14,832	14,832
Interoperability Bidco, Inc.	First lien senior secured delayed draw term loan	8,000	8,000
Interoperability Bidco, Inc.	First lien senior secured revolving loan	—	4,000
IQN Holding Corp. (dba Beeline)	First lien senior secured revolving loan	22,672	15,532
KWOR Acquisition, Inc. (dba Worley Claims Services)	First lien senior secured delayed draw term loan	2,063	2,428
KWOR Acquisition, Inc. (dba Worley Claims Services)	First lien senior secured revolving loan	5,200	5,200
Lazer Spot G B Holdings, Inc.	First lien senior secured delayed draw term loan	1,556	13,417
Lazer Spot G B Holdings, Inc.	First lien senior secured revolving loan	26,833	24,687
Lightning Midco, LLC (dba Vector Solutions)	First lien senior secured delayed draw term loan	—	1,764
Lightning Midco, LLC (dba Vector Solutions)	First lien senior secured revolving loan	935	5,318
Litera Bidco LLC	First lien senior secured revolving loan	4,303	5,738
Lytx, Inc.	First lien senior secured revolving loan	—	2,033

Owl Rock Capital Corporation

Notes to Consolidated Financial Statements (Unaudited) – Continued

Portfolio Company	Investment	September 30, 2020	December 31, 2019
Lytx, Inc.	First lien senior secured delayed draw term loan	14,092	—
Manna Development Group, LLC	First lien senior secured revolving loan	—	3,469
Mavis Tire Express Services Corp.	Second lien senior secured delayed draw term loan	11,376	34,831
MINDBODY, Inc.	First lien senior secured revolving loan	6,071	6,071
Nelipak Holding Company	First lien senior secured revolving loan	2,948	4,690
Nelipak Holding Company	First lien senior secured revolving loan	4,609	6,970
NMI Acquisitionco, Inc. (dba Network Merchants)	First lien senior secured revolving loan	646	646
Norvax, LLC (dba GoHealth)	First lien senior secured revolving loan	12,273	12,273
Nutraceutical International Corporation	First lien senior secured delayed draw term loan	28,515	—
Nutraceutical International Corporation	First lien senior secured revolving loan	13,578	—
Offen, Inc.	First lien senior secured delayed draw term loan	5,310	5,310
Peter C. Foy & Associated Insurance Services, LLC	First lien senior secured delayed draw term loan	40,412	—
Peter C. Foy & Associated Insurance Services, LLC	First lien senior secured revolving loan	7,336	—
Project Power Buyer, LLC (dba PEC-Veriforce)	First lien senior secured revolving loan	3,188	3,188
Professional Plumbing Group, Inc.	First lien senior secured revolving loan	1,329	5,757
QC Supply, LLC	First lien senior secured revolving loan	603	—
Reef Global, Inc. (fka Cheese Acquisition, LLC)	First lien senior secured revolving loan	5,377	16,364
RSC Acquisition, Inc (dba Risk Strategies)	First lien senior secured delayed draw term loan	2,255	10,894
RSC Acquisition, Inc (dba Risk Strategies)	First lien senior secured revolving loan	1,702	1,702
RxSense Holdings, LLC	First lien senior secured revolving loan	—	4,047
Safety Products/JHC Acquisition Corp. (dba Justrite Safety Group)	First lien senior secured delayed draw term loan	924	924
Sara Lee Frozen Bakery, LLC (fka KSLB Holdings, LLC)	First lien senior secured revolving loan	4,680	3,480
Sonny's Enterprises LLC	First lien senior secured delayed draw term loan	24,531	—
Sonny's Enterprises LLC	First lien senior secured revolving loan	17,969	—
Swipe Acquisition Corporation (dba PLI)	First lien senior secured delayed draw term loan	3,781	—
TC Holdings, LLC (dba TrialCard)	First lien senior secured revolving loan	7,685	7,685
THG Acquisition, LLC (dba Hilb)	First lien senior secured delayed draw term loan	12,575	16,841
THG Acquisition, LLC (dba Hilb)	First lien senior secured revolving loan	1,796	5,614
Trader Interactive, LLC (fka Dominion Web Solutions, LLC)	First lien senior secured revolving loan	6,387	6,387
Troon Golf, L.L.C.	First lien senior secured revolving loan	14,426	14,426
TSB Purchaser, Inc. (dba Teaching Strategies, Inc.)	First lien senior secured revolving loan	3,010	3,010
Ultimate Baked Goods Midco, LLC	First lien senior secured revolving loan	4,702	4,066
Valence Surface Technologies LLC	First lien senior secured delayed draw term loan	6,000	30,000
Valence Surface Technologies LLC	First lien senior secured revolving loan	10,000	10,000

Owl Rock Capital Corporation

Notes to Consolidated Financial Statements (Unaudited) – Continued

Portfolio Company	Investment	September 30, 2020	December 31, 2019
Wingspire Capital Holdings LLC	LLC Interest	46,879	48,552
WU Holdco, Inc. (dba Weiman Products, LLC)	First lien senior secured revolving loan	13,920	13,920
WU Holdco, Inc. (dba Weiman Products, LLC)	First lien senior secured delayed draw term loan	—	16,943
Zenith Energy U.S. Logistics Holdings, LLC	First lien senior secured delayed draw term loan	10,000	—
Total Unfunded Portfolio Company Commitments		$763,910	$891,744

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

In connection with the IPO, on July 22, 2019, the Company entered into the Company 10b5-1 Plan, to acquire up to $150 million in the aggregate of the Company’s common stock at prices below its net asset value per share over a specified period, in accordance with the guidelines specified in Rule 10b-18 and Rule 10b5-1 of the Exchange Act. The Company 10b5-1 Plan commenced on August 19, 2019. Goldman, Sachs & Co., as agent has repurchased an aggregate of 12,515,624 shares of the Company's common stock pursuant to the Company 10b5-1 Plan for an aggregate of approximately $150 million. The 10b5-1 Plan was exhausted on August 4, 2020.

From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of its business. At September 30, 2020, management was not aware of any material pending or threatened litigation that would require accounting recognition or financial statement disclosure.

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

On March 1, 2016, the Company issued 100 common shares for $1,500 to the Adviser.

Owl Rock Capital Corporation

Notes to Consolidated Financial Statements (Unaudited) – Continued

During the nine months ended September 30, 2019, the Company delivered the following capital call notices to investors:

Capital Drawdown Notice Date	Common Share Issuance Date	Number of Common Shares Issued	Aggregate Offering Price ($ in millions)
June 4, 2019	June 17, 2019	103,504,284	1,580.5
March 8, 2019	March 21, 2019	19,267,823	$300.0
January 30, 2019	February 12, 2019	29,220,780	450.0
Total		151,992,887	2,330.5

Distributions

The following table reflects the distributions declared on shares of the Company’s common stock during the nine months ended September 30, 2020:

	September 30, 2020
Date Declared	Record Date	Payment Date	Distribution per Share
August 4, 2020	September 30, 2020	November 13, 2020	$0.31
May 28, 2019 (special dividend)	September 30, 2020	November 13, 2020	$0.08
May 5, 2020	June 30, 2020	August 14, 2020	$0.31
May 28, 2019 (special dividend)	June 30, 2020	August 14, 2020	$0.08
February 19, 2020	March 31, 2020	May 15, 2020	$0.31
May 28, 2019 (special dividend)	March 31, 2020	May 15, 2020	$0.08

On November 3, 2020, the Board declared, in addition to the special dividend of $0.08 per share previously declared on May 28, 2019 for shareholders of record on December 31, 2020 payable on or before January 19, 2021, a distribution of $0.31 per share, for shareholders of record on December 31, 2020 payable on or before January 19, 2021.

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

Dividend Reinvestment

With respect to distributions, the Company has adopted an “opt out” dividend reinvestment plan for common shareholders. As a result, in the event of a declared distribution, each shareholder that has not “opted out” of the dividend reinvestment plan will have their dividends or distributions automatically reinvested in additional shares of the Company’s common stock rather than receiving cash distributions. Shareholders who receive distributions in the form of shares of common stock will be subject to the same U.S. federal, state and local tax consequences as if they received cash distributions.

The following table reflects the common stock issued pursuant to the dividend reinvestment plan during the nine months ended September 30, 2020:

Date Declared	Record Date	Payment Date	Shares
May 5, 2020	June 30, 2020	August 14, 2020	3,541,285
Feburary 19, 2020	March 31, 2020	May 15, 2020	2,249,543
October 30, 2019	December 31, 2019	January 31, 2020	2,823,048

Owl Rock Capital Corporation

Notes to Consolidated Financial Statements (Unaudited) – Continued

The following table reflects the common stock issued pursuant to the dividend reinvestment plan during the nine months ended September 30, 2019:

Date Declared	Record Date	Payment Date	Shares
June 4, 2019	June 14, 2019	August 15, 2019	3,965,754
February 27, 2019	March 31, 2019	May 14, 2019	2,882,297
November 6, 2018	December 31, 2018	January 31, 2019	2,613,223

Stock Repurchase Plan (the “Company 10b5-1 Plan”)

On July 7, 2019, the Board approved the Company 10b5-1 Plan, to acquire up to $150 million in the aggregate of the Company’s common stock at prices below net asset value per share over a specified period, in accordance with the guidelines specified in Rule 10b-18 and Rule 10b5-1 of the Exchange Act. The Company 10b5-1 Plan commenced on August 19, 2019 and was exhausted on August 4, 2020.

The Company 10b5-1 Plan was intended to allow the Company to repurchase common stock at times when it otherwise might be prevented from doing so under insider trading laws. The Company 10b5-1 Plan required Goldman Sachs & Co. LLC, as agent, to repurchase shares of common stock on the Company’s behalf when the market price per share was below the most recently reported net asset value per share (including any updates, corrections or adjustments publicly announced by us to any previously announced net asset value per share). Under the Company 10b5-1 Plan, the agent would increase the volume of purchases made as the price of the Company’s common stock declined, subject to volume restrictions.

The purchase of shares pursuant to the Company 10b5-1 Plan was intended to satisfy the conditions of Rule 10b5-1 and Rule 10b-18 under the Exchange Act, and was otherwise subject to applicable law, including Regulation M, which may prohibit purchases under certain circumstances.

The following table provides information regarding purchases of the Company’s common stock by Goldman, Sachs & Co., as agent, pursuant to the 10b5-1 plan for each month in the nine months ended September 30, 2020:

Period ($ in millions, except share and per share amounts)	Total Number of Shares Repurchased	Average Price Paid per Share	Approximate Dollar Value of Shares that have been Purchased Under the Plans	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan
January 1, 2020 - January 31, 2020	-	$-	$-	$150.0
February 1, 2020 - February 29, 2020	87,328	$15.17	$1.4	$148.6
March 1, 2020 - March 31, 2020	4,009,218	$12.46	$46.6	$102.0
April 1, 2020 - April 30, 2020	6,235,497	$11.95	$74.3	$27.7
May 1, 2020 - May 31, 2020	2,183,581	$12.76	$27.7	$-
June 1, 2020 - June 30, 2020	-	$-	$-	$-
July 1, 2020 - July 31, 2020	-	$-	$-	$-
August 1, 2020 - August 31, 2020	-	$-	$-	$-
Total	12,515,624		$150.0

On November 3, 2020, the Board approved a repurchase program under which the Company may repurchase up to $100 million of the Company’s outstanding common stock. Under the program, purchases may be made at management’s discretion from time to time in open-market transactions, in accordance with all applicable securities laws and regulations. Unless extended by the Board, the repurchase program will terminate 12-months from the date it was approved.

Owl Rock Capital Corporation

Notes to Consolidated Financial Statements (Unaudited) – Continued

Note 9. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per common share for the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands, except per share amounts)	2020	2019	2020	2019
Increase (decrease) in net assets resulting from operations	$216,047	$118,652	$207,076	$357,810
Weighted average shares of common stock outstanding—basic and diluted	386,534,213	384,846,445	388,474,850	302,373,486
Earnings per common share-basic and diluted	$0.56	$0.31	$0.53	$1.18

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

For the three and nine months ended September 30, 2020, the Company recorded expenses (benefit) of $(1.2) million and $0.2 million for U.S. federal excise tax, respectively. For the three and nine months ended September 30, 2019, the Company recorded expenses of $0.3 million and $1.8 million for U.S. federal excise tax, respectively.

Owl Rock Capital Corporation

Notes to Consolidated Financial Statements (Unaudited) – Continued

Note 11. Financial Highlights

The following are the financial highlights for a common share outstanding during the nine months ended September 30, 2020 and 2019:

	For the Nine Months Ended September 30,
($ in thousands, except share and per share amounts)	2020	2019
Per share data:
Net asset value, beginning of period	$15.24	$15.10
Net investment income(1)	1.04	1.17
Net realized and unrealized gain (loss)	(0.52)	0.08
Total from operations	0.52	1.25
Repurchase of common stock	0.08	(0.03)
Distributions declared from earnings(2)	(1.17)	(1.10)
Total increase (decrease) in net assets	(0.57)	0.12
Net asset value, end of period	$14.67	$15.22
Shares outstanding, end of period	388,227,871	389,155,516
Per share market value at end of period	$12.06	15.77
Total Return, based on market value(3)	(26.3)%	5.2%
Total Return, based on net asset value(4)	5.2%	8.3%
Ratios / Supplemental Data(5)
Ratio of total expenses to average net assets(6)(7)	4.8%	4.5%
Ratio of net investment income to average net assets(7)	8.9%	9.9%
Net assets, end of period	$5,694,348	$5,924,625
Weighted-average shares outstanding	388,474,850	302,373,486
Total capital commitments, end of period	N/A	N/A
Ratio of total contributed capital to total committed capital, end of period	N/A	N/A
Portfolio turnover rate	8.4%	13.2%

________________

(1)	The per share data was derived using the weighted average shares outstanding during the period.
(2)	The per share data was derived using actual shares outstanding at the date of the relevant transaction.
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
(6)

Prior to the management and incentive fee waivers, the annualized total expenses to average net assets for the nine months ended September 30, 2020 and September 30, 2019 were 7.1% and 6.0%, respectively.

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

On July 22, 2019, we closed our initial public offering ("IPO"), issuing 10 million shares of our common stock at a public offering price of $15.30 per share, and on August 2, 2019, the underwriters exercised their option to purchase an additional 1.5 million shares of common stock at a purchase price of $15.30 per share.  Net of underwriting fees and offering costs, we received total cash proceeds of $164.0 million. Our common stock began trading on the New York Stock Exchange (“NYSE”) under the symbol “ORCC” on July 18, 2019. In connection with the IPO, on July 22, 2019, we entered into a stock repurchase plan (the “Company 10b5-1 Plan”), to acquire up to $150 million in the aggregate of our common stock at prices below its net asset value per share over a specified period, in accordance with the guidelines specified in Rule 10b-18 and Rule 10b5-1 of the Exchange Act. As of September 30, 2020, we have acquired 12,515,624 shares for approximately $150 million, pursuant to the Company 10b5-1 Plan. The Company 10b5-1 Plan commenced on August 19, 2019 and was exhausted on August 4, 2020.

The Adviser also serves as investment adviser to Owl Rock Capital Corporation II. Owl Rock Capital Corporation II is a corporation formed under the laws of the State of Maryland that, like us, has elected to be treated as a business development company (“BDC”) under the 1940 Act. Owl Rock Capital Corporation II’s investment objective is similar to ours, which is to generate current income, and to a lesser extent, capital appreciation by targeting investment opportunities with favorable risk-adjusted returns. As of September 30, 2020, Owl Rock Capital Corporation II had raised gross proceeds of approximately $1.2 billion, including seed capital contributed by the Adviser in September 2016 and approximately $10.0 million in gross proceeds raised from certain individuals and entities affiliated with the Adviser.

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

COVID-19 Developments

In March 2020, the outbreak of COVID -19 was recognized as a pandemic by the World Health Organization. Shortly thereafter, the President of the United States declared a National Emergency throughout the United States attributable to such outbreak. The outbreak has become increasingly widespread in the United States, including in the markets in which we operate, and in response to the outbreak, our Adviser instituted a work from home policy until it is deemed safe to return to the office.

We have and continue to assess the impact of COVID-19 on our portfolio companies. We cannot predict the full impact of the COVID-19 pandemic, including its duration in the United States and worldwide, the effectiveness of governmental responses designed to mitigate strain to businesses and the economy and the magnitude of the economic impact of the outbreak. The COVID-19 pandemic and preventative measures taken to contain or mitigate its spread have caused, and are continuing to cause, business shutdowns, cancellations of events and travel, significant reductions in demand for certain goods and services, reductions in business activity and financial transactions, supply chain interruptions and overall economic and financial market instability both globally and in the United States. Such effects will likely continue for the duration of the pandemic, which is uncertain, and for some period thereafter.

While several countries, as well as certain states in the United States, have relaxed the public health restrictions with a view to partially or fully reopening their economies, recurring COVID-19 outbreaks have led to the re-introduction of such restrictions in certain states in the United States and globally and could continue to lead to the re-introduction of such restrictions elsewhere.

Additionally, as of late September 2020, travelers from the United States are not allowed to visit Canada, Australia or the majority of countries in Europe, Asia, Africa and South America. These continued travel restrictions may prolong the global economic downturn. The absence or delay of viable treatment options or a vaccine could lead people to continue to self-isolate and not participate in the economy at pre-pandemic levels for a prolonged period of time. Even after the COVID-19 pandemic subsides the U.S. economy and most other major global economies may continue to experience a recession, and we anticipate our business and operations could be materially adversely affected by a prolonged recession in the U.S. and other major markets. Some economists and major investment banks have expressed concerns that the continued spread of the virus globally could lead to a world-wide economic downturn.

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

During the nine months ended September 30, 2020, we experienced a decrease in originations, which reflects the lower levels of private equity deal activity in that time period; however, for the three months ended September 30, 2020, we experienced an increase in originations compared to prior quarter. For the three months ending December 31, 2020, we expect the performance of our portfolio companies to continue to be impacted by COVID-19 and the related economic slowdown, and therefore, while we have highlighted our liquidity and available capital, we are focused on preserving that capital for our existing portfolio companies in order to protect the value of our investments.

Our Investment Framework

We are a Maryland corporation organized primarily to originate and make loans to, and make debt and equity investments in, U.S. middle market companies. Our investment objective is to generate current income, and to a lesser extent, capital appreciation by targeting investment opportunities with favorable risk-adjusted returns. Since our Adviser and its affiliates began investment activities in April 2016 through September 30, 2020, our Adviser and its affiliates have originated $24.0 billion aggregate principal amount of investments, of which $22.2 billion of aggregate principal amount of investments prior to any subsequent exits or repayments, was retained by either us or a corporation or fund advised by our Adviser or its affiliates. We seek to generate current income primarily in U.S. middle market companies through direct originations of senior secured loans or originations of unsecured loans, subordinated loans or mezzanine loans and, to a lesser extent, investments in equity and equity-related securities including warrants, preferred stock and similar forms of senior equity.

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

As of September 30, 2020, our average debt investment size in each of our portfolio companies was approximately $89.9 million based on fair value. As of September 30, 2020, our portfolio companies, excluding the investment in Sebago Lake and certain investments that fall outside of our typical borrower profile and represent 95.9% of our total portfolio based on fair value, had weighted average annual revenue of $453 million and weighted average annual EBITDA of $95 million.

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

Revenues

We generate revenues primarily in the form of interest income from the investments we hold. In addition, we may generate income from dividends on either direct equity investments or equity interests obtained in connection with originating loans, such as options, warrants or conversion rights. Our debt investments typically have a term of three to ten years. As of September 30, 2020, 98.8% of our debt investments based on fair value bear interest at a floating rate, subject to interest rate floors, in certain cases. Interest on our debt investments is generally payable either monthly or quarterly.

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

Expenses

Our primary operating expenses include the payment of the management fee and, when the incentive fee waiver expires, the incentive fee, and expenses reimbursable under the Administration Agreement and Investment Advisory Agreement. The management fee and incentive fee compensate our Adviser for work in identifying, evaluating, negotiating, closing, monitoring and realizing our investments. The incentive fee waiver expired on October 18, 2020.

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

Attractive Investment Dynamics. An imbalance between the supply of, and demand for, middle market debt capital creates attractive pricing dynamics. We believe the directly negotiated nature of middle market financings also generally provides more favorable terms to the lender, including stronger covenant and reporting packages, better call protection, and lender-protective change of control provisions. Additionally, we believe BDC managers’ expertise in credit selection and ability to manage through credit cycles has generally resulted in BDCs experiencing lower loss rates than U.S. commercial banks through credit cycles. Further, we believe that historical middle market default rates have been lower, and recovery rates have been higher, as compared to the larger market capitalization, broadly distributed market, leading to lower cumulative losses. Lastly, we believe that in the current environment, as the economy reopens following the economic shutdown resulting from the COVID-19 national health emergency, lenders with available capital may be able to take advantage of attractive investment opportunities as the economy reopens and may be able to achieve improved economic spreads and documentation terms.

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

Portfolio and Investment Activity

As of September 30, 2020, based on fair value, our portfolio consisted of 79.2% first lien senior secured debt investments (of which 38% we consider to be unitranche debt investments (including “last out” portions of such loans)), 17.3% second lien senior secured debt investments, 0.5% unsecured investments, 2.0% equity investments, and 1.0% investment funds and vehicles.

As of September 30, 2020, our weighted average total yield of the portfolio at fair value and amortized cost was 7.9% and 7.7%, respectively, and our weighted average yield of accruing debt and income producing securities at fair value and amortized cost was 8.1% and 8.0%, respectively.

As of September 30, 2020, we had investments in 110 portfolio companies with an aggregate fair value of $9.9 billion.

Based on current market conditions, the pace of our investment activities may vary.

Our investment activity for the three months ended September 30, 2020 and 2019 is presented below (information presented herein is at par value unless otherwise indicated).

	For the Three Months Ended September 30,
($ in thousands)	2020	2019
New investment commitments
Gross originations	$957,015	1,631,537
Less: Sell downs	(113,404)	(88,809)
Total new investment commitments	$843,611	$1,542,728
Principal amount of investments funded:
First-lien senior secured debt investments	$483,756	$845,282
Second-lien senior secured debt investments	121,592	443,270
Unsecured debt investments	41,463	—
Equity investments	—	—
Investment funds and vehicles	—	1,500
Total principal amount of investments funded	$646,811	$1,290,052
Principal amount of investments sold or repaid:
First-lien senior secured debt investments	$(44,711)	$(140,281)
Second-lien senior secured debt investments	(3,517)	(52,000)
Unsecured debt investments	—	(23,000)
Equity investments	—	—
Investment funds and vehicles	—	—
Total principal amount of investments sold or repaid	$(48,228)	$(215,281)
Number of new investment commitments in new portfolio companies(1)	8	10
Average new investment commitment amount	$90,138	$129,504
Weighted average term for new investment commitments (in years)	6.1	6.7
Percentage of new debt investment commitments at floating rates	100.0%	100.0%
Percentage of new debt investment commitments at fixed rates	0.0%	0.0%
Weighted average interest rate of new investment commitments(2)	8.2%	8.7%
Weighted average spread over LIBOR of new floating rate investment commitments	7.2%	6.6%

________________

(1)	Number of new investment commitments represents commitments to a particular portfolio company.
(2)	Assumes each floating rate commitment is subject to the greater of the interest rate floor (if applicable) or 3-month LIBOR, which was 0.23% and 2.09% as of September 30, 2020 and 2019, respectively.

As of September 30, 2020 and December 31, 2019, our investments consisted of the following:

	September 30, 2020			December 31, 2019
($ in thousands)	Amortized Cost		Fair Value	Amortized Cost		Fair Value
First-lien senior secured debt investments	$8,038,131	(3)	$7,852,727	$7,136,866	(3)	$7,113,356
Second-lien senior secured debt investments	1,763,808		1,716,791	1,590,439		1,584,917
Unsecured debt investments	51,332		50,211	—		—
Equity investments(1)	179,032		195,082	12,663		12,875
Investment funds and vehicles(2)	107,838		103,491	88,888		88,077
Total Investments	$10,140,141		$9,918,302	$8,828,856		$8,799,225

________________

(1)	Includes investment in Wingspire.
(2)	Includes investment in Sebago Lake.
(3)	38% and 43% of which we consider unitranche loans as of September 30, 2020 and December 31, 2019, respectively.

The table below describes investments by industry composition based on fair value as of September 30, 2020 and December 31, 2019:

	September 30, 2020	December 31, 2019
Advertising and media	1.4%	2.6%
Aerospace and defense	2.9	3.3
Automotive	1.7	1.7
Buildings and real estate	5.6	6.6
Business services	4.5	5.4
Chemicals	2.3	2.6
Consumer products	3.7	2.7
Containers and packaging	1.9	2.1
Distribution	6.5	8.6
Education	2.7	3.5
Energy equipment and services	0.1	0.2
Financial services (1)	2.7	1.6
Food and beverage	9.2	7.2
Healthcare providers and services	7.2	8.3
Healthcare technology	3.7	3.4
Household products	1.4	1.5
Human resource support services(3)	0.0	-
Infrastructure and environmental services	2.2	2.7
Insurance	8.8	5.7
Internet software and services	9.2	8.1
Investment funds and vehicles (2)	1.0	1.0
Leisure and entertainment	1.8	2.0
Manufacturing	4.8	2.9
Oil and gas	2.0	2.3
Professional services	7.3	8.1
Specialty retail	2.3	2.7
Telecommunications	0.5	0.5
Transportation	2.6	2.7
Total	100.0%	100.0%

________________

(1)	Includes investment in Wingspire.
(2)	Includes investment in Sebago Lake.
(3)	Rounds to less than 0.1%.

The table below describes investments by geographic composition based on fair value as of September 30, 2020 and December 31, 2019:

	September 30, 2020	December 31, 2019
United States:
Midwest	18.9%	19.5%
Northeast	15.9	18.7
South	42.6	42.8
West	16.7	15.3
Belgium	0.9	1.0
Canada	1.0	0.9
Israel	0.4	-
United Kingdom	3.6	1.8
Total	100.0%	100.0%

The weighted average yields and interest rates of our investments at fair value as of September 30, 2020 and December 31, 2019 were as follows:

	September 30, 2020	December 31, 2019
Weighted average total yield of portfolio	7.9%	8.7%
Weighted average total yield of accruing debt and income producing securities	8.1%	8.7%
Weighted average interest rate of accruing debt securities	7.4%	8.1%
Weighted average spread over LIBOR of all accruing floating rate investments	6.5%	6.3%

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

The following table shows the composition of our portfolio on the 1 to 5 rating scale as of September 30, 2020 and December 31, 2019:

	September 30, 2020		December 31, 2019
Investment Rating	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
($ in thousands)
1	$1,052,409	10.6%	$753,619	8.6%
2	7,719,407	77.8	7,576,022	86.1
3	832,888	8.4	469,584	5.3
4	215,170	2.2	—	—
5	98,428	1.0	—	—
Total	$9,918,302	100.0%	$8,799,225	100.0%

The increase in investments rated by our Adviser as a 3, 4 and 5 as of September 30, 2020 as compared to December 31, 2019 can be attributed to either COVID-19 related market disruptions or the underlying performance of the portfolio company. See “COVID-19 Developments” for additional information.

The following table shows the amortized cost of our performing and non-accrual debt investments as of September 30, 2020 and December 31, 2019:

	September 30, 2020		December 31, 2019
($ in thousands)	Amortized Cost	Percentage	Amortized Cost	Percentage
Performing	$9,638,515	97.8%	$8,727,305	100.0%
Non-accrual	214,756	2.2%	—	—%
Total	$9,853,271	100.0%	$8,727,305	100.0%

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

Swipe Acquisition Corp, which we added to non-accrual this quarter, is not current on its interest. We are finalizing discussions with Swipe regarding a long-term solution which, if completed, would include Owl Rock becoming the controlling shareholder and providing Swipe with the necessary support to execute its operational plan and growth strategy.

Geodigm Corporation (dba National Dentex) was placed on non-accrual status in the second quarter of 2020 and was placed back on accrual status in the third quarter of 2020.  Subsequent to quarter-end, Geodigm Corporation was acquired by a new private equity sponsor and as part of that transaction, our investment was repaid at par, and will result in the full reversal of that unrealized loss in the fourth quarter.

Sebago Lake LLC

Sebago Lake, a Delaware limited liability company, was formed as a joint venture between us and The Regents of the University of California (“Regents”) and commenced operations on June 20, 2017. Sebago Lake’s principal purpose is to make investments, primarily in senior secured loans that are made to middle-market companies or in broadly syndicated loans. Both we and Regents (the “Members”) have a 50% economic ownership in Sebago Lake. Except under certain circumstances, contributions to Sebago Lake cannot be redeemed. Each of the Members initially agreed to contribute up to $100 million to Sebago Lake. On July 26, 2018, each of the Members increased their contribution to Sebago Lake up to an aggregate of $125 million. As of September 30, 2020, each Member has funded $107.8 million of their respective $125 million commitments. Sebago Lake is managed by the Members, each of which have equal voting rights. Investment decisions must be approved by each of the Members.

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

As of September 30, 2020 and December 31, 2019, Sebago Lake had total investments in senior secured debt at fair value of $543.7 million and $478.5 million, respectively. The determination of fair value is in accordance with ASC 820; however, such fair value is not included in our Board’s valuation process. The following table is a summary of Sebago Lake’s portfolio as well as a listing of the portfolio investments in Sebago Lake’s portfolio as of September 30, 2020 and December 31, 2019:

($ in thousands)	September 30, 2020	December 31, 2019
Total senior secured debt investments(1)	$556,984	$484,439
Weighted average spread over LIBOR(1)	4.47%	4.56%
Number of portfolio companies	17	16
Largest funded investment to a single borrower(1)	$49,750	$50,000

________________

(1)	At par.

Sebago Lake's Portfolio as of September 30, 2020 ($ in thousands) (Unaudited)
Company(1)(2)(4)(5)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(3)	Fair Value	Percentage of Members' Equity
Debt Investments
Aerospace and defense
Applied Composites Holdings, LLC (fka AC&A Enterprises Holdings, LLC)(7)	First lien senior secured loan	L + 5.25%	12/21/2023	$34,918	$34,509	$34,738	16.8%
Applied Composites Holdings, LLC (fka AC&A Enterprises Holdings, LLC)(7)(11)(14)	First lien senior secured revolving loan	L + 5.25%	12/21/2022	3,000	2,974	2,984	1.4%
Bleriot US Bidco Inc.(7)(10)	First lien senior secured loan	L + 4.75%	10/30/2026	14,925	14,795	14,801	7.1%
Dynasty Acquisition Co., Inc. (dba StandardAero Limited)(7)	First lien senior secured loan	L + 3.50%	4/6/2026	39,600	39,438	35,769	17.3%
				92,443	91,716	88,292	42.6%
Business Services
Vistage Worldwide, Inc.(7)	First lien senior secured loan	L + 4.00%	2/10/2025	16,584	16,509	16,252	7.9%
Distribution
Dealer Tire, LLC (6)(10)	First lien senior secured loan	L + 4.25%	12/12/2025	36,723	36,533	35,804	17.3%
Education
Spring Education Group, Inc. (fka SSH Group Holdings, Inc.)(7)	First lien senior secured loan	L + 4.25%	7/30/2025	34,300	34,224	32,116	15.5%
Food and beverage
DecoPac, Inc.(7)	First lien senior secured loan	L + 4.25%	9/30/2024	20,561	20,499	20,472	9.9%
DecoPac, Inc.(11)(12)(14)	First lien senior secured revolving loan	L + 4.25%	9/29/2023	-	(9)	(85)	—%
FQSR, LLC (dba KBP Investments)(7)	First lien senior secured loan	L + 5.50%	5/15/2023	24,321	24,130	23,970	11.6%
FQSR, LLC (dba KBP Investments)(8)(11)(13)	First lien senior secured delayed draw term loan	L + 5.50%	9/10/2021	9,477	9,245	9,141	4.4%
Sovos Brands Intermediate, Inc.(6)	First lien senior secured loan	L + 4.75%	11/20/2025	44,213	43,877	44,213	21.4%
				98,572	97,742	97,711	47.3%
Healthcare equipment and services
Cadence, Inc.(6)	First lien senior secured loan	L + 4.50%	5/21/2025	27,059	26,589	26,796	12.9%
Cadence, Inc.(9)(11)(14)	First lien senior secured revolving loan	L + 3.50%	5/21/2023	2,936	2,839	2,864	1.4%
				29,995	29,428	29,660	14.3%

Sebago Lake's Portfolio as of September 30, 2020 ($ in thousands) (Unaudited)
Company(1)(2)(4)(5)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(3)	Fair Value	Percentage of Members' Equity
Healthcare technology
VVC Holdings Corp. (dba Athenahealth, Inc.)(7)(10)	First lien senior secured loan	L + 4.50%	2/11/2026	17,353	17,073	17,049	8.2%
Infrastructure and environmental services
CHA Holding, Inc.(7)	First lien senior secured loan	L + 4.50%	4/10/2025	41,250	40,951	41,002	19.8%
Insurance
Integro Parent Inc.(6)	First lien senior secured loan	L + 5.75%	10/31/2022	30,165	30,088	29,958	14.5%
Integro Parent Inc.(11)(12)(14)	First lien senior secured revolving loan	L + 4.50%	4/30/2022	-	(10)	(58)	—%
USRP Holdings, Inc. (dba U.S. Retirement and Benefits Partners)(7)	First lien senior secured loan	L + 4.25%	3/29/2025	40,252	39,568	38,669	18.7%
USRP Holdings, Inc. (dba U.S. Retirement and Benefits Partners)(8)(11)(14)	First lien senior secured revolving loan	L + 4.25%	3/29/2023	625	532	439	0.2%
				71,042	70,178	69,008	33.4%
Internet software and services
DCert Buyer, Inc.(6)(10)	First lien senior secured loan	L + 4.00%	10/16/2026	49,750	49,584	49,049	23.7%
Manufacturing
Engineered Machinery Holdings(7)	First lien senior secured loan	L + 4.25%	7/19/2024	44,510	44,164	43,509	21.0%
Transportation
Uber Technologies, Inc.(6)(10)	First lien senior secured loan	L + 4.00%	4/4/2025	24,462	24,346	24,239	11.7%
Total Debt Investments				556,984	552,448	543,691	262.7%
Total Investments				$556,984	$552,448	$543,691	262.7%

________________

(1)	Certain portfolio company investments are subject to contractual restrictions on sales.
(2)	Unless otherwise indicated, Sebago Lake’s investments are pledged as collateral supporting the amounts outstanding under Sebago Lake’s credit facility.
(3)	The amortized cost represents the original cost adjusted for the amortization of discounts and premiums, as applicable, on debt investments using the effective interest method.
(4)	Unless otherwise indicated, all investments are considered Level 3 investments.
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

(6)	The interest rate on these loans is subject to 1 month LIBOR, which as of September 30, 2020 was 0.15%.
(7)	The interest rate on these loans is subject to 3 month LIBOR, which as of September 30, 2020 was 0.23%.
(8)	The interest rate on these loans is subject to 6 month LIBOR, which as of September 30, 2020 was 0.26%.
(9)	The interest rate on these loans is subject to Prime, which as of September 30, 2020 was 3.25%.
(10)	Level 2 investment.
(11)	Position or portion thereof is an unfunded loan commitment.
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

(11)	The date disclosed represents the commitment period of the unfunded term loan. Upon expiration of the commitment period, the funded portion of the term loan may be subject to a longer maturity date.
(12)	Investment is not pledged as collateral under Sebago Lake’s credit facility.

Below is selected balance sheet information for Sebago Lake as of September 30, 2020 and December 31, 2019:

($ in thousands)	September 30, 2020 (Unaudited)	December 31, 2019
Assets
Investments at fair value (amortized cost of $552,448 and $479,647, respectively)	$543,691	$478,509
Cash	18,039	34,104
Interest receivable	608	1,281
Prepaid expenses and other assets	386	162
Total Assets	$562,724	$514,056
Liabilities
Debt (net of unamortized debt issuance costs of $2,787 and $3,895, respectively)	$349,369	$330,289
Distributions payable	4,534	4,950
Accrued expenses and other liabilities	1,840	2,663
Total Liabilities	$355,743	$337,902
Members' Equity
Members' Equity	206,981	176,154
Members' Equity	206,981	176,154
Total Liabilities and Members' Equity	$562,724	$514,056

Below is selected statement of operations information for Sebago Lake for the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2020	2019	2020	2019
Investment Income
Interest income	$7,759	$9,163	$24,530	$29,646
Other income	60	69	216	194
Total Investment Income	7,819	9,232	24,746	29,840
Expenses
Interest expense	2,833	4,227	10,021	13,411
Professional fees	181	182	526	537
Total Expenses	3,014	4,409	10,547	13,948
Net Investment Income Before Taxes	4,805	4,823	14,199	15,892
Taxes	484	181	223	768
Net Investment Income After Taxes	$4,321	$4,642	$13,976	$15,124
Net Realized and Change in Unrealized Gain (Loss) on Investments
Net change in unrealized gain (loss) on investments	9,441	505	(7,619)	6,710
Net realized gain (loss) on investments	4	—	4	—
Total Net Realized and Change in Unrealized Gain (Loss) on Investments	9,445	505	(7,615)	6,710
Net Increase (Decrease) in Members' Equity Resulting from Operations	$13,766	$5,147	$6,361	$21,834

On August 9, 2017, Sebago Lake Financing LLC and SL Lending LLC, wholly-owned subsidiaries of Sebago Lake, entered into a credit facility with Goldman Sachs Bank USA. Goldman Sachs Bank USA serves as the sole lead arranger, syndication agent and administrative agent, and State Street Bank and Trust Company serves as the collateral administrator and agent. The credit facility includes a maximum borrowing capacity of $400 million. As of September 30, 2020, there was $352.2 million outstanding under the credit facility. For the three and nine months ended September 30, 2020 and 2019, the components of interest expense were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2020	2019	2020	2019
Interest expense	$2,418	$3,813	$8,786	$12,181
Amortization of debt issuance costs	415	414	1,235	1,230
Total Interest Expense	$2,833	$4,227	$10,021	$13,411
Average interest rate	2.6%	4.5%	3.3%	4.7%
Average daily borrowings	$359,359	$328,293	$353,044	$338,917

Loan Origination and Structuring Fees

If the loan origination and structuring fees earned by Sebago Lake during a fiscal period exceed Sebago Lake’s expenses and other obligations (excluding financing costs), such excess is allocated to the Member(s) responsible for the origination of the loans pro rata in accordance with the total loan origination and structuring fees earned by Sebago Lake with respect to the loans originated by such Member; provided, that in no event will the amount allocated to a Member exceed 1% of the par value of the loans originated by such Member in any fiscal year. The loan origination and structuring fee is accrued quarterly and included in other income from controlled, affiliated investments on our Consolidated Statements of Operations and paid annually. On February 27, 2019, the Members agreed to amend the terms of Sebago Lake’s operating agreement to eliminate the allocation of excess loan origination and structuring fees to the Members. As such, for the three and nine months ended September 30, 2020 and 2019, we accrued no income based on loan origination and structuring fees.

Results of Operations

The following table represents the operating results for the three and nine months ended September 30, 2020 and 2019:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
($ in millions)	2020	2019	2020	2019
Total Investment Income	$187.1	$188.1	$582.0	$515.8
Less: Net operating expenses	60.8	49.9	178.9	160.5
Net Investment Income (Loss) Before Taxes	$126.3	$138.2	$403.1	$355.3
Less: Income taxes (benefit), including excise taxes	(1.1)	0.3	0.2	1.8
Net Investment Income (Loss) After Taxes	$127.4	$137.9	$402.9	$353.5
Net change in unrealized gain (loss)	88.3	(20.7)	(196.3)	2.8
Net realized gain (loss)	0.3	1.5	0.5	1.5
Net Increase (Decrease) in Net Assets Resulting from Operations	$216.0	$118.7	$207.1	$357.8

Net increase (decrease) in net assets resulting from operations can vary from period to period as a result of various factors, including the level of new investment commitments, expenses, the recognition of realized gains and losses and changes in unrealized appreciation and depreciation on the investment portfolio.

Investment Income

Investment income for the three and nine months ended September 30, 2020 and 2019 were as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
($ in millions)	2020	2019	2020	2019
Interest income from investments	$179.6	$180.9	$561.2	$498.8
Dividend income	5.0	2.3	10.3	7.6
Other income	2.5	4.9	10.5	9.4
Total investment income	$187.1	$188.1	$582.0	$515.8

For the three months ended September 30, 2020 and 2019

Investment income decreased to $187.1 million for the three months ended September 30, 2020 from $188.1 million for the same period in prior year primarily due to a decrease in our portfolio’s weighted average yield at amortized cost from 8.9% as of September 30, 2019 to 7.7% as of September 30, 2020, partially offset by an increase in our investment portfolio, which, at par, increased from $8.4 billion as of September 30, 2019, to $10.3 billion as of September 30, 2020. Included in interest income are other fees such as prepayment fees and accelerated amortization of upfront fees from unscheduled paydowns. Period over period, income generated from these fees decreased, which is attributed to the decreased repayment activity in the current period, to $0.3 million, from $3.5 million, for the three months ended September 30, 2020 and 2019, respectively. For the three months ended September 30, 2020 payment-in-kind income represented approximately 5.2% of investment income. For the three months ended September 30, 2019, payment-in-kind income represented less than 5% of investment income. Other income decreased period-over-period due to a decrease in incremental fee income, which are fees that are generally available to us as a result of closing investments and normally paid at the time of closing. We expect that investment income will increase provided that our investment portfolio continues to increase.

For the nine months ended September 30, 2020 and 2019.

Investment income increased to $582.0 million for the nine months ended September 30, 2020 from $515.8 million for the same period in prior year primarily due to an increase in our investment portfolio, which, at par, increased from $8.4 billion as of September 30, 2019, to $10.3 billion as of September 30, 2020, partially offset by a decrease in our portfolio’s weighted average yield at amortized cost from 8.9% as of September 30, 2019 to 7.7% as of September 30, 2020. Included in interest income are other fees such as prepayment fees and accelerated amortization of upfront fees from unscheduled paydowns. Period over period, income generated from these fees decreased, which is attributed to the decreased repayment activity in the current period, to $13.0 million, from $15.5 million, for the nine months ended September 30, 2020 and 2019, respectively. For both the nine months ended September 30, 2020 and 2019, payment-in-kind income represented less than 5% of investment income. Other income increased period-over-period due to an increase in incremental fee income, which are fees that are generally available to us as a result of closing investments and normally paid at the time of closing. We expect that investment income will continue to increase provided that our investment portfolio continues to increase.

Expenses

Expenses for the three and nine months ended September 30, 2020 and 2019 were as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
($ in millions)	2020	2019	2020	2019
Interest expense	$37.4	$29.4	$110.5	$101.0
Management fee	36.5	26.8	104.9	57.4
Performance based incentive fees	22.3	19.7	70.5	19.7
Professional fees	3.3	2.9	9.8	7.4
Directors' fees	0.2	0.1	0.6	0.4
Other general and administrative	1.6	2.7	5.5	6.3
Total operating expenses	$101.3	$81.6	$301.8	$192.2
Management and incentive fees waived	(40.5)	(31.7)	(122.9)	(31.7)
Net operating expenses	$60.8	$49.9	$178.9	$160.5

Under the terms of the Administration Agreement, we reimburse the Adviser for services performed for us. In addition, pursuant to the terms of the Administration Agreement, the Adviser may delegate its obligations under the Administration Agreement to an affiliate or to a third party and we reimburse the Adviser for any services performed for us by such affiliate or third party.

For the three months ended September 30, 2020 and 2019

Total expenses, after the effect of management and incentive fee waivers, increased to $60.8 million for the three months ended September 30, 2020 from $49.9 million for the same period in the prior year primarily due to an increase in management fees, professional fees and interest expense. Management fees, net of the fee waiver increased $3.5 million period over period due to an increase in assets to $10.2 billion as of September 30, 2020 as compared to assets of $8.6 billion as of September 30, 2019. As a percentage of total assets, professional fees, directors’ fees and other general and administrative expenses remained relatively consistent period over period. The increase in interest expense of $8.0 million was primarily driven by an increase in average daily borrowings, partially offset by a decrease in the average interest rate from 5.1% to 3.3%.

For the nine months ended September 30, 2020 and 2019

Total expenses, after the effect of management and incentive fee waivers, increased to $178.9 million for the nine months ended September 30, 2020 from $160.5 million for the same period in the prior year primarily due to an increase in management fees, professional fees and interest expense. Management fees, net of the fee waiver increased $7.1 million period over period due to an increase in assets to $10.2 billion as of September 30, 2020 as compared to assets of $8.6 billion as of September 30, 2019. As a percentage of total assets, professional fees, directors’ fees and other general and administrative expenses remained relatively consistent period over period. The increase in interest expense of $9.5 million was primarily driven by an increase in average daily borrowings, partially offset by a decrease in the average interest rate from 4.9% to 3.7%.

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

For the three and nine months ended September 30, 2020, we recorded expenses (benefit) of $(1.2) million and $0.2 million for U.S. federal excise tax, respectively. For the three and nine months ended September 30, 2019, we recorded expenses of $0.3 million and $1.8 million for U.S. federal excise tax, respectively.

Net Unrealized Gains (Losses)

We fair value our portfolio investments quarterly and any changes in fair value are recorded as unrealized gains or losses.  During the three and nine months ended September 30, 2020 and 2019, net unrealized gains (losses) were comprised of the following:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
($ in millions)	2020	2019	2020	2019
Net change in unrealized gain (loss) on investments	$85.2	$(20.6)	$(199.5)	$3.0
Net change in translation of assets and liabilities in foreign currencies	3.1	(0.1)	3.2	(0.2)
Net change in unrealized gain (loss)	$88.3	$(20.7)	$(196.3)	$2.8

For the three months ended September 30, 2020 and 2019

For the three months ended September 30, 2020, the net unrealized gain was primarily driven by an increase in the fair value of our debt investments as compared to June 30, 2020. As of September 30, 2020, the fair value of our debt investments as a percentage of principal was 96.0%, as compared to 95.1% as of June 30, 2020. The primary driver of our portfolio’s unrealized gains for the three months ended September 30, 2020 was due to improved market conditions and tightening of credit spreads as public health restrictions were lifted and business began to reopen and the government provided fiscal stimulus to support the economy. See “COVID-19 Developments” for additional information. The ten largest contributors to the change in net unrealized gain (loss) on investments during the three months ended September 30, 2020 consisted of the following:

Portfolio Company ($ in millions)	Net Change in Unrealized Gain (Loss)
Geodigm Corporation (dba National Dentex)	$18.7
Norvax, LLC (dba GoHealth)	10.2
Moore Holdings, LLC	6.2
Pregis Topco LLC	6.0
Mavis Tire Express Services Corp.	5.8
Innovative Water Care Global Corporation	5.6
H-Food Holdings, LLC	4.7
Sebago Lake LLC	4.6
Gerson Lehrman Group, Inc.	3.9
Remaining portfolio companies	49.2
Swipe Acquisition Corporation (dba PLI)	(29.7)
Total	$85.2

For the nine months ended September 30, 2020 and 2019

For the nine months ended September 30, 2020, the net unrealized loss was primarily driven by a decrease in the fair value of our debt investments as compared to December 31, 2019. As of September 30, 2020, the fair value of our debt investments as a percentage of principal was 96.0%, as compared to 98.0% as of December 31, 2019. The primary driver of our portfolio’s net unrealized loss was due to current market conditions and credit spreads widening, the impact of which was primarily seen in the first quarter of 2020, but which has subsequently improved in the second and third quarter as the average fair value of the portfolio has improved. See “COVID-19 Developments” for additional information. The ten largest contributors to the change in net unrealized gain (loss) on investments during the nine months ended September 30, 2020 consisted of the following:

Portfolio Company ($ in millions)	Net Change in Unrealized Gain (Loss)
Swipe Acquisition Corporation (dba PLI)	$(57.0)
Aviation Solutions Midco, LLC (dba STS Aviation)	(28.5)
CIBT Global, Inc.	(18.8)
Valence Surface Technologies LLC	(11.0)
LineStar Integrity Services LLC	(9.9)
Entertainment Benefits Group, LLC	(9.8)
FR Arsenal Holdings II Corp. (dba Applied-Cleveland Holdings, Inc.)	(7.7)
Blackhawk Network Holdings, Inc.	(7.5)
Remaining portfolio companies	(74.3)
Norvax, LLC (dba GoHealth)	15.0
Geodigm Corporation (dba National Dentex)	10.0
Total	$(199.5)

Net Realized Gains (Losses)

The realized gains and losses on fully exited and partially exited portfolio companies during the three and nine months ended September 30, 2020 and 2019 were comprised of the following:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
($ in millions)	2020	2019	2020	2019
Net realized gain (loss) on investments	$2.5	$1.3	$2.9	$1.1
Net realized gain (loss) on foreign currency transactions	(2.2)	0.2	(2.4)	0.4
Net realized gain (loss)	$0.3	$1.5	$0.5	$1.5

Realized Gross Internal Rate of Return

Since we began investing in 2016 through September 30, 2020, our exited investments have resulted in an aggregate cash flow realized gross internal rate of return to us of over 11.7% (based on total capital invested of $2.6 billion and total proceeds from these exited investments of $2.9 billion). Over seventy percent of these exited investments resulted in an aggregate cash flow realized gross internal rate of return (“IRR”) to us of 10% or greater.

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

Financial Condition, Liquidity and Capital Resources

Our liquidity and capital resources are generated primarily from cash flows from interest, dividends and fees earned from our investments and principal repayments, our credit facilities, debt securitization transactions, and other secured and unsecured debt. We may also generate cash flow from operations, future borrowings and future offerings of securities including public and/or private issuances of debt and/or equity securities through both registered offerings off of our shelf registration statement and private offerings. The primary uses of our cash are (i) investments in portfolio companies and other investments and to comply with certain portfolio diversification requirements, (ii) the cost of operations (including paying or reimbursing our Adviser), (iii) debt service, repayment and other financing costs of any borrowings and (iv) cash distributions to the holders of our shares.

We may from time to time enter into additional debt facilities, increase the size of our existing credit facilities, enter into additional debt securitization transactions, or issue additional debt securities. Any such incurrence or issuance would be subject to prevailing market conditions, our liquidity requirements, contractual and regulatory restrictions and other factors. In accordance with the 1940 Act, with certain limited exceptions, we are only allowed to incur borrowings, issue debt securities or issue preferred stock, if immediately after the borrowing or issuance, the ratio of total assets (less total liabilities other than indebtedness) to total indebtedness plus preferred stock, is at least 200% (or 150% if certain conditions are met). Our asset coverage requirement applicable to senior securities was reduced from 200% to 150% and our current target ratio is 0.90x-1.25x.

As of September 30, 2020 and December 31, 2019, our asset coverage ratio was 229% and 293%, respectively. We seek to carefully consider our unfunded commitments for the purpose of planning our ongoing financial leverage. Further, we maintain sufficient borrowing capacity within the 150% asset coverage limitation to cover any outstanding unfunded commitments we are required to fund.

Cash and restricted cash as of September 30, 2020, taken together with our available debt, is expected to be sufficient for our investing activities and to conduct our operations in the near term. As of September 30, 2020, we had $1.4 billion available under our credit facilities.

As of September 30, 2020, we had $220.5 million in cash and restricted cash. During the nine months ended September 30, 2020, we used $0.9 billion in cash for operating activities, primarily as a result of funding portfolio investments of $2.3 billion, partially offset by sell downs and repayments of $1.0 billion and other operating activity of $0.4 billion. Lastly, cash provided by financing activities was $0.8 billion during the period, which was the result of net borrowings on our credit facilities of $1.3 billion, partially offset by repurchase of common stock under the Company 10b5-1 Plan of $0.2 billion and distributions paid of $0.3 billion.

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

In connection with our IPO, the Adviser, our directors and Mr. Lipschultz have agreed for a period of 540 days after the IPO, (i) not to offer, sell, contract to sell, pledge, grant any option to purchase, lend or otherwise dispose of, or file with the SEC a registration statement under the Securities Act (other than a registration statement pursuant to Rule 415 of the Securities Act) relating to, any shares of our common stock, or any options or warrants to purchase any shares of our common stock, or any securities convertible into, exchangeable for or that represent the right to receive shares of our common stock or (ii) engage in any hedging or other transaction or arrangement (including, without limitation, any short sale or the purchase or sale of, or entry into, any put or call option, or combination thereof, forward, swap or any other derivative transaction or instrument, however described or defined) which is designed to or which reasonably could be expected to lead to or result in a sale or disposition (whether by the undersigned or someone other than the undersigned), or transfer of any of the economic consequences of ownership, in whole or in part, directly or indirectly, of our common stock or any such other securities whether any such transaction or arrangement (or instrument provided for thereunder) would be settled by delivery of our common stock or other securities, in cash or otherwise, without the prior written consent of Goldman Sachs & Co. LLC and BofA Securities, Inc. on behalf of the underwriters, subject to certain exceptions; provided, however that, commencing 30 days after the IPO, the foregoing shall not prohibit a convertible notes issuance by us in an amount not to exceed $250 million.

Distributions

The following table reflects the distributions declared on shares of our common stock during the nine months ended September 30, 2020:

	September 30, 2020
Date Declared	Record Date	Payment Date	Distribution per Share
August 4, 2020	September 30, 2020	November 13, 2020	$0.31
May 28, 2019 (special dividend)	September 30, 2020	November 13, 2020	$0.08
May 5, 2020	June 30, 2020	August 14, 2020	$0.31
May 28, 2019 (special dividend)	June 30, 2020	August 14, 2020	$0.08
February 19, 2020	March 31, 2020	May 15, 2020	$0.31
May 28, 2019 (special dividend)	March 31, 2020	May 15, 2020	$0.08

On November 3, 2020, the Board declared, in addition to the special dividend of $0.08 per share previously declared on May 28, 2019 for shareholders of record on December 31, 2020 payable on or before January 19, 2021, a distribution of $0.31 per share, for shareholders of record on December 31, 2020 payable on or before January 19, 2021.

During certain periods, our distributions may exceed our earnings. As a result, it is possible that a portion of the distributions we make may represent a return of capital. A return of capital generally is a return of a shareholder’s investment rather than a return of earnings or gains derived from our investment activities. Each year a statement on Form 1099-DIV identifying the sources of the distributions will be mailed to our shareholders. No portion of the distributions paid during the nine months ended September 30, 2020 or 2019 represented a return of capital.

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

The following table reflects the common stock issued pursuant to the dividend reinvestment plan during the nine months ended September 30, 2020:

Date Declared	Record Date	Payment Date	Shares
May 5, 2020	June 30, 2020	August 14, 2020	3,541,285
Feburary 19, 2020	March 31, 2020	May 15, 2020	2,249,543
October 30, 2019	December 31, 2019	January 31, 2020	2,823,048

The following table reflects the common stock issued pursuant to the dividend reinvestment plan during the nine months ended September 30, 2019:

Date Declared	Record Date	Payment Date	Shares
June 4, 2019	June 14, 2019	August 15, 2019	3,965,754
February 27, 2019	March 31, 2019	May 14, 2019	2,882,297
November 6, 2018	December 31, 2018	January 31, 2019	2,613,223

Stock Repurchase Plan (the “Company 10b5-1 Plan”)

On July 7, 2019, our Board approved the Company 10b5-1 Plan, to acquire up to $150 million in the aggregate of our common stock at prices below our net asset value per share over a specified period, in accordance with the guidelines specified in Rule 10b-18 and Rule 10b5-1 of the Exchange Act. The Company 10b5-1 Plan commenced on August 19, 2019 and was exhausted on August 4, 2020.

The Company 10b5-1 Plan was intended to allow us to repurchase our common stock at times when we otherwise might be prevented from doing so under insider trading laws. The Company 10b5-1 Plan required Goldman Sachs & Co. LLC, as our agent, to repurchase shares of common stock on our behalf when the market price per share was below the most recently reported net asset value per share (including any updates, corrections or adjustments publicly announced by us to any previously announced net asset value per share). Under the Company 10b5-1 Plan, the agent would increase the volume of purchases made as the price of our common stock declined, subject to volume restrictions.

The purchase of shares pursuant to the Company 10b5-1 Plan was intended to satisfy the conditions of Rule 10b5-1 and Rule 10b-18 under the Exchange Act, and will otherwise be subject to applicable law, including Regulation M, which may prohibit purchases under certain circumstances.

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

The following table provides information regarding purchases of our common stock by Goldman, Sachs & Co., as agent, pursuant to the 10b5-1 plan for each month in the Period ended September 30, 2020:

Period ($ in millions, except share and per share amounts)	Total Number of Shares Repurchased	Average Price Paid per Share	Approximate Dollar Value of Shares that have been Purchased Under the Plans	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan
January 1, 2020 - January 31, 2020	-	$-	$-	$150.0
February 1, 2020 - February 29, 2020	87,328	$15.17	$1.4	$148.6
March 1, 2020 - March 31, 2020	4,009,218	$12.46	$46.6	$102.0
April 1, 2020 - April 30, 2020	6,235,497	$11.95	$74.3	$27.7
May 1, 2020 - May 31, 2020	2,183,581	$12.76	$27.7	$-
June 1, 2020 - June 30, 2020	-	$-	$-	$-
July 1, 2020 - July 31, 2020	-	$-	$-	$-
August 1, 2020 - August 31, 2020	-	$-	$-	$-
Total	12,515,624		$150.0

On November 3, 2020, the Board approved a repurchase program under which we may repurchase up to $100 million of our outstanding common stock. Under the program, purchases may be made at management’s discretion from time to time in open-market transactions, in accordance with all applicable securities laws and regulations. Unless extended by the Board, the repurchase program will terminate 12-months from the date it was approved.

Debt

Aggregate Borrowings

Debt obligations consisted of the following as of September 30, 2020 and December 31, 2019:

	September 30, 2020
($ in thousands)	Aggregate Principal Committed	Outstanding Principal	Amount Available(1)	Net Carrying Value(2)
Revolving Credit Facility(3)(5)	$1,355,000	$609,884	$719,020	$600,154
SPV Asset Facility II	350,000	100,000	250,000	95,439
SPV Asset Facility III	500,000	400,000	100,000	397,803
SPV Asset Facility IV	450,000	95,000	355,000	91,528
CLO I	390,000	390,000	—	386,602
CLO II	260,000	260,000	—	257,884
CLO III	260,000	260,000	—	257,935
CLO IV	252,000	252,000	—	247,828
2023 Notes(4)	150,000	150,000	—	152,477
2024 Notes(4)	400,000	400,000	—	419,678
2025 Notes	425,000	425,000	—	417,781
July 2025 Notes	500,000	500,000	—	491,694
2026 Notes	500,000	500,000	—	488,840
Total Debt	$5,792,000	$4,341,884	$1,424,020	$4,305,643

________________

(1)	The amount available reflects any limitations related to each credit facility’s borrowing base.
(2)

The carrying value of our Revolving Credit Facility, SPV Asset Facility II, SPV Asset Facility III, SPV Asset Facility IV, CLO I, CLO II, CLO III, CLO IV, 2023 Notes, 2024 Notes, 2025 Notes, July 2025 Notes, and 2026 Notes are presented net of deferred financing costs of $9.7 million, $4.5 million, $2.2 million, $3.5 million, $3.4 million, $2.1 million, $2.1 million, $4.2 million, $1.1 million, $7.5 million, $7.2 million, $8.3 million, and $11.2 million, respectively.

(3)	Includes the unrealized translation gain (loss) on borrowings denominated in foreign currencies.
(4)	Inclusive of change in fair value of effective hedge.
(5)	The amount available is reduced by $26.1 million of outstanding letters of credit.

	December 31, 2019
($ in thousands)	Aggregate Principal Committed	Outstanding Principal	Amount Available(1)	Net Carrying Value(2)
Revolving Credit Facility(3)(5)	$1,170,000	$480,861	$664,410	$473,655
SPV Asset Facility I	400,000	300,000	100,000	297,246
SPV Asset Facility II	350,000	350,000	—	346,395
SPV Asset Facility III	500,000	255,000	245,000	251,548
SPV Asset Facility IV	300,000	60,250	239,750	57,201
CLO I	390,000	390,000	—	386,405
CLO II	260,000	260,000	—	258,028
2023 Notes(4)	150,000	150,000	—	150,113
2024 Notes(4)	400,000	400,000	—	400,955
2025 Notes	425,000	425,000	—	416,686
Total Debt	$4,345,000	$3,071,111	$1,249,160	$3,038,232

________________

(1)	The amount available reflects any limitations related to each credit facility’s borrowing base.
(2)

The carrying value of our Revolving Credit Facility, SPV Asset Facility I, SPV Asset Facility II, SPV Asset Facility III, SPV Asset Facility IV, CLO I, CLO II, 2023 Notes, 2024 Notes and 2025 Notes are presented net of deferred financing costs of $7.2 million, $2.8 million, $3.6 million, $3.5 million, $3.0 million, $3.6 million, $2.0 million, $1.4 million, $8.9 million and $8.3 million, respectively.

(3)	Includes the unrealized translation gain (loss) on borrowings denominated in foreign currencies.
(4)	Inclusive of change in fair value of effective hedge.
(5)	The amount available is reduced by $24.7 million of outstanding letters of credit.

For the three and nine months ended September 30, 2020 and 2019, the components of interest expense were as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
($ in thousands)	2020	2019	2020	2019
Interest expense	$32,896	$26,969	$99,201	$93,748
Amortization of debt issuance costs	3,973	2,465	13,095	7,273
Net change in unrealized gain (loss) on effective interest rate swaps and hedged items(1)	522	—	(1,763)	—
Total Interest Expense	$37,391	$29,434	$110,533	$101,021
Average interest rate	3.3%	5.1%	3.7%	4.9%
Average daily borrowings	$3,890,731	$2,056,484	$3,545,786	$2,512,055

________________

(1)

Refer to “ITEM 1. – FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA – Notes to Consolidated Financial Statements – Note 6. Debt - 2023 Notes and 2024 Notes” for details on each facility’s interest rate swap.

Senior Securities

Information about our senior securities is shown in the following table as of September 30, 2020 and the fiscal years ended December 31, 2019, 2018, 2017 and 2016.

Class and Period	Total Amount Outstanding Exclusive of Treasury Securities(1) ($ in millions)	Asset Coverage per Unit(2)	Involuntary Liquidating Preference per Unit(3)	Average Market Value per Unit(4)
Revolving Credit Facility
September 30, 2020 (unaudited)	$609.9	$2,288	—	N/A
December 31, 2019	$480.9	$2,926	—	N/A
December 31, 2018	$308.6	$2,254	—	N/A
December 31, 2017	$—	$2,580	—	N/A
SPV Asset Facility I(6)
September 30, 2020 (unaudited)	$—	$—	—
December 31, 2019	$300.0	$2,926	—	N/A
December 31, 2018	$400.0	$2,254	—	N/A
December 31, 2017	$400.0	$2,580	—	N/A
SPV Asset Facility II
September 30, 2020 (unaudited)	$100.0	$2,288	—	N/A
December 31, 2019	$350.0	$2,926	—	N/A
December 31, 2018	$550.0	$2,254	—	N/A
SPV Asset Facility III
September 30, 2020 (unaudited)	$400.0	$2,288	—	N/A
December 31, 2019	$255.0	$2,926	—	N/A
December 31, 2018	$300.0	$2,254	—	N/A
SPV Asset Facility IV
September 30, 2020 (unaudited)	$95.0	$2,288	—	N/A
December 31, 2019	$60.3	$2,926	—	N/A
CLO I
September 30, 2020 (unaudited)	$390.0	$2,288	—	N/A
December 31, 2019	$390.0	$2,926	—	N/A
CLO II
September 30, 2020 (unaudited)	$260.0	$2,288	—	N/A
December 31, 2019	$260.0	$2,926	—	N/A
CLO III
September 30, 2020 (unaudited)	$260.0	$2,288	—	N/A
CLO IV
September 30, 2020 (unaudited)	$252.0	$2,288	—	N/A
Subscription Credit Facility(5)
December 31, 2019	$—	$—	—	N/A
December 31, 2018	$883.0	$2,254	—	N/A
December 31, 2017	$393.5	$2,580	—	N/A
December 31, 2016	$495.0	$2,375	—	N/A

Class and Period	Total Amount Outstanding Exclusive of Treasury Securities(1) ($ in millions)	Asset Coverage per Unit(2)	Involuntary Liquidating Preference per Unit(3)	Average Market Value per Unit(4)
2023 Notes
September 30, 2020 (unaudited)	$150.0	$2,288	—	N/A
December 31, 2019	$150.0	$2,926	—	N/A
December 31, 2018	$150.0	$2,254	—	N/A
December 31, 2017	$138.5	$2,580	—	N/A
2024 Notes
September 30, 2020 (unaudited)	$400.0	$2,288	—	$1,028.8
December 31, 2019	$400.0	$2,926	—	$1,039.3
2025 Notes
September 30, 2020 (unaudited)	$425.0	$2,288	—	$972.0
December 31, 2019	$425.0	$2,926	—	$997.9
July 2025 Notes
September 30, 2020 (unaudited)	$500.0	$2,288	—	$956.4
2026 Notes
September 30, 2020 (unaudited)	$500.0	$2,288	—	$1,007.8

________________

(1)	Total amount of each class of senior securities outstanding at the end of the period presented.
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

(4)

Not applicable, except for with respect to the 2024 Notes, 2025 Notes, July 2025 Notes, and 2026 Notes as other senior securities are not registered for public trading on a stock exchange. The average market value per unit for each of the 2024 Notes, 2025 Notes, July 2025 Notes, and 2026 Notes is based on the average daily prices of such notes and is expressed per $1,000 of indebtedness.

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

Revolving Credit Facility

On February 1, 2017, we entered into a senior secured revolving credit agreement (and as amended by that certain First Amendment to Senior Secured Revolving Credit Agreement, dated as of July 17, 2017, the First Omnibus Amendment to Senior Secured Revolving Credit Agreement and Guarantee and Security Agreement, dated as of March 29, 2018, the Third Amendment to Senior Secured Revolving Credit Agreement, dated as of June 21, 2018, the Fourth Amendment to Senior Secured Revolving Credit Agreement, dated as of April 2, 2019, the Fifth Amendment to Senior Secured Revolving Credit Agreement, dated as of May 7, 2020, and the Sixth Amendment to Senior Secured Revolving Credit Agreement, dated as of September 3, 2020, the “Revolving Credit Facility”). The parties to the Revolving Credit Facility include us, as Borrower, the lenders from time to time parties thereto (each a “Lender” and collectively, the “Lenders”) and Truist Securities, Inc. and ING Capital LLC as Joint Lead Arrangers and Joint Book Runners, Truist Bank (as successor by merger to SunTrust Bank) as Administrative Agent and ING Capital LLC as Syndication Agent.

The Revolving Credit Facility is guaranteed by OR Lending LLC, our subsidiary, and will be guaranteed by certain domestic subsidiaries of ours that are formed or acquired by us in the future (collectively, the “Guarantors”). Proceeds of the Revolving Credit Facility may be used for general corporate purposes, including the funding of portfolio investments.

 The maximum principal amount of the Revolving Credit Facility is $1.355 billion (increased from $1.335 billion on September 3, 2020; increased from $1.295 billion on June 12, 2020; increased from $1.24 billion on May 27, 2020; increased from

$1.195 on May 7, 2020; increased from $1.17 billion on February 11, 2020; increased from $1.1 billion on August 27, 2019; increased from $1.0 billion on July 26, 2019), subject to availability under the borrowing base, which is based on our portfolio investments and other outstanding indebtedness. As amended on September 3, 2020, maximum capacity under the Revolving Credit Facility may be increased to $2.0 billion through our exercise of an uncommitted accordion feature through which existing and new lenders may, at their option, agree to provide additional financing. The Revolving Credit Facility includes a $50 million limit for swingline loans and is secured by a perfected first-priority interest in substantially all of the portfolio investments held by us and each Guarantor, subject to certain exceptions.

The availability period under the Revolving Credit Facility will terminate on September 3, 2024, with respect to $1.295 billion of commitments, and on March 31, 2023, which respect to the remaining commitments (together, the “Revolving Credit Facility Commitment Termination Date”). The Revolving Credit Facility will mature on September 3, 2025, with respect to 1.295 billion of commitments, and on April 2, 2024, with respect to the remaining commitments (together, the “Revolving Credit Facility Maturity Date”). During the period from the earliest Revolving Credit Facility Commitment Termination Date to the final Revolving Credit Facility Maturity Date, we will be obligated to make mandatory prepayments under the Revolving Credit Facility out of the proceeds of certain asset sales and other recovery events and equity and debt issuances.

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

The Revolving Credit Facility includes customary covenants, including certain limitations on the incurrence by us of additional indebtedness and on our ability to make distributions to our shareholders, or redeem, repurchase or retire shares of stock, upon the occurrence of certain events and certain financial covenants related to asset coverage and liquidity and other maintenance covenants, as well as customary events of default. The agreement requires a minimum asset coverage ratio of 150% with respect to our consolidated assets and our subsidiaries, measured at the last day of any fiscal quarter and a minimum asset coverage ratio of no less than 200% with respect to our consolidated assets and our subsidiary guarantors (including certain limitations on the contribution of equity in financing subsidiaries as specified therein) to our secured debt and our subsidiary guarantors (the “Obligor Asset Coverage Ratio), measured at the last day of each fiscal quarter. The agreement concentration limits in connection with the calculation of the borrowing base, based upon the Obligor Asset Coverage Ratio.

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

The Adviser serves as collateral manager for the CLO I Issuer under a collateral management agreement dated as of the CLO I Closing Date.  The Adviser is entitled to receive fees for providing these services.  The Adviser has waived its right to receive such fees but may rescind such waiver at any time; provided, however, that if the Adviser rescinds such waiver, the management fee payable to the Adviser pursuant to the Investment Advisory Agreement will be offset by the amount of the collateral management fee attributable to the CLO I Issuers’ equity or notes that we own.

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

The Adviser serves as collateral manager for the CLO II Issuer under a collateral management agreement dated as of the CLO II Closing Date.  The Adviser is entitled to receive fees for providing these services.  The Adviser has waived its right to receive such fees but may rescind such waiver at any time; provided, however, that if the Adviser rescinds such waiver, the management fee payable to the Adviser pursuant to the Investment Advisory Agreement will be offset by the amount of the collateral management fee attributable to the CLO II Issuers’ equity or notes that we own.

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

The Adviser serves as collateral manager for the  CLO III  Issuer under a collateral management agreement dated as of the CLO III Closing Date.  The Adviser  is entitled to receive fees for providing these services.  The Adviser has waived its right to receive such fees but may rescind such waiver at any time; provided, however, that if the Adviser rescinds such waiver, the management fee payable to the Adviser pursuant to the Investment Advisory Agreement will be offset by the amount of the collateral management fee attributable to the CLO III Issuers’ equity or notes that we own.

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

The Adviser will serve as collateral manager for the CLO IV Issuer under a collateral management agreement dated as of the CLO IV Closing Date. The Adviser is entitled to receive fees for providing these services. The Adviser has waived its right to receive such fees but may rescind such waiver at any time; provided, however, that if the Adviser rescinds such waiver, the management fee payable to the Adviser pursuant to the Investment Advisory Agreement will be offset by the amount of the collateral management fee attributable to the CLO IV Issuers’ equity or notes that we own.

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

In connection with the offering of the 2023 Notes, on December 21, 2017 we entered into a centrally cleared interest rate swap to continue to align the interest rates of our liabilities with our investment portfolio, which consists predominately of floating rate loans. The notional amount of the interest rate swap is $150 million. We will receive fixed rate interest semi-annually at 4.75% and pay variable rate interest monthly based on 1-month LIBOR plus 2.545%. The interest rate swap matures on December 21, 2021. For the three and nine months ended September 30, 2020, we made periodic payments of $1.0 million and $3.8 million, respectively. For the three and nine months ended September 30, 2019, we made periodic payments of $1.9 million and $5.7 million, respectively. The interest expense related to the 2023 Notes is equally offset by proceeds received from the interest rate swap. The swap adjusted interest expense is included as a component of interest expense in our Consolidated Statements of Operations. As of September 30, 2020 and December 31, 2019, the interest rate swap had a fair value of $3.7 million and $1.7 million, respectively. Depending on the nature of the balance at period end, the fair value of the interest rate swap is either included as a component of accrued expenses and other liabilities or prepaid expenses and other assets on our Consolidated Statements of Assets and Liabilities. The change in fair value of the interest rate swap is offset by the change in fair value of the 2023 Notes, with the remaining difference included as a component of interest expense on the Consolidated Statements of Operations. For further details, see “ITEM 8. – Notes to Consolidated Financial Statements – Note 6. Debt.”

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

In connection with the issuance of the 2024 Notes, on April 10, 2019 we entered into centrally cleared interest rate swaps to continue to align interest rates of its liabilities with the investment portfolio, which consists of predominantly floating rate loans. The notional amount of the interest rate swaps is $400 million. We will receive fixed rate interest at 5.25% and pay variable rate interest based on one-month LIBOR plus 2.937%. The interest rate swaps mature on April 10, 2024. For the three and nine months ended September 30, 2020, we made periodic payments of $0 million and $9.3 million, respectively. For the three and nine months ended September 30, 2019, we did not make periodic payments. The interest expense related to the 2024 Notes is equally offset by the proceeds received from the interest rate swaps. The swap adjusted interest expense is included as a component of interest expense on our Consolidated Statements of Operations. As of September 30, 2020 and December 31, 2019, the interest rate swap had a fair value of $29.8 million and $10.8 million, respectively. Depending on the nature of the balance at period end, the fair value of the interest rate swap is either included as a component of accrued expenses and other liabilities or prepaid expenses and other assets on our Consolidated Statements of Assets and Liabilities.  The change in fair value of the interest rate swap is offset by the change in fair value of the 2024 Notes, with the remaining difference included as a component of interest expense on the Consolidated Statements of Operations. For further details, see “ITEM 8. – Notes to Consolidated Financial Statements – Note 6. Debt.”

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

Off-Balance Sheet Arrangements

Portfolio Company Commitments

From time to time, we may enter into commitments to fund investments. As of September 30, 2020 and December 31, 2019, we had the following outstanding commitments to fund investments in current portfolio companies:

Portfolio Company	Investment	September 30, 2020	December 31, 2019
($ in thousands)
11849573 Canada Inc. (dba Intelerad Medical Systems Incorporated)	First lien senior secured delayed draw term loan	$1,332	$—
11849573 Canada Inc. (dba Intelerad Medical Systems Incorporated)	First lien senior secured revolving loan	4,530	—
3ES Innovation Inc. (dba Aucerna)	First lien senior secured revolving loan	3,893	3,893
Accela, Inc.	First lien senior secured revolving loan	3,000	—
Amspec Services Inc.	First lien senior secured revolving loan	3,962	9,038
Apptio, Inc.	First lien senior secured revolving loan	2,779	2,779
Aramsco, Inc.	First lien senior secured revolving loan	3,910	6,842
Ardonagh Midco 3 PLC	First lien senior secured delayed draw term loan	19,237	—
Associations, Inc.	First lien senior secured delayed draw term loan	866	17,949
Associations, Inc.	First lien senior secured revolving loan	—	11,543
BIG Buyer, LLC	First lien senior secured delayed draw term loan	5,625	11,250
BIG Buyer, LLC	First lien senior secured revolving loan	2,500	3,750

Portfolio Company	Investment	September 30, 2020	December 31, 2019
Caiman Merger Sub LLC (dba City Brewing)	First lien senior secured revolving loan	12,881	12,881
ConnectWise, LLC	First lien senior secured revolving loan	20,005	20,005
Covenant Surgical Partners, Inc.	First lien senior secured delayed draw term loan	—	2,800
Definitive Healthcare Holdings, LLC	First lien senior secured delayed draw term loan	43,478	43,478
Definitive Healthcare Holdings, LLC	First lien senior secured revolving loan	—	10,870
Douglas Products and Packaging Company LLC	First lien senior secured revolving loan	2,422	7,872
Endries Acquisition, Inc.	First lien senior secured delayed draw term loan	36,923	51,638
Endries Acquisition, Inc.	First lien senior secured revolving loan	27,000	27,000
Entertainment Benefits Group, LLC	First lien senior secured revolving loan	1,104	9,600
Forescout Technologies, Inc.	First lien senior secured revolving loan	5,345	—
Galls, LLC	First lien senior secured revolving loan	9,977	3,719
Galls, LLC	First lien senior secured delayed draw term loan	—	29,181
GC Agile Holdings Limited (dba Apex Fund Services)	First lien senior secured revolving loan	—	10,386
Genesis Acquisition Co. (dba Procare Software)	First lien senior secured delayed draw term loan	—	4,745
Genesis Acquisition Co. (dba Procare Software)	First lien senior secured revolving loan	—	1,714
Gerson Lehrman Group, Inc.	First lien senior secured revolving loan	21,563	21,563
Granicus, Inc.	First lien senior secured revolving loan	2,636	—
H&F Opportunities LUX III S.À R.L (dba Checkmarx)	First lien senior secured revolving loan	16,250	—
HGH Purchaser, Inc. (dba Horizon Services)	First lien senior secured delayed draw term loan	17,690	32,400
HGH Purchaser, Inc. (dba Horizon Services)	First lien senior secured revolving loan	7,938	7,938
Hometown Food Company	First lien senior secured revolving loan	3,106	4,235
Ideal Tridon Holdings, Inc.	First lien senior secured revolving loan	3,437	5,400
Ideal Tridon Holdings, Inc.	First lien senior secured delayed draw term loan	381	381
Individual Foodservice Holdings, LLC	First lien senior secured delayed draw term loan	23,027	42,500
Individual Foodservice Holdings, LLC	First lien senior secured revolving loan	14,280	24,225
Instructure, Inc.	First lien senior secured revolving loan	5,554	—
Integrity Marketing Acquisition, LLC	First lien senior secured delayed draw term loan	—	16,587
Integrity Marketing Acquisition, LLC	First lien senior secured delayed draw term loan	—	32,573
Integrity Marketing Acquisition, LLC	First lien senior secured revolving loan	14,832	14,832
Interoperability Bidco, Inc.	First lien senior secured delayed draw term loan	8,000	8,000
Interoperability Bidco, Inc.	First lien senior secured revolving loan	—	4,000
IQN Holding Corp. (dba Beeline)	First lien senior secured revolving loan	22,672	15,532
KWOR Acquisition, Inc. (dba Worley Claims Services)	First lien senior secured delayed draw term loan	2,063	2,428
KWOR Acquisition, Inc. (dba Worley Claims Services)	First lien senior secured revolving loan	5,200	5,200
Lazer Spot G B Holdings, Inc.	First lien senior secured delayed draw term loan	1,556	13,417
Lazer Spot G B Holdings, Inc.	First lien senior secured revolving loan	26,833	24,687

Portfolio Company	Investment	September 30, 2020	December 31, 2019
Lightning Midco, LLC (dba Vector Solutions)	First lien senior secured delayed draw term loan	—	1,764
Lightning Midco, LLC (dba Vector Solutions)	First lien senior secured revolving loan	935	5,318
Litera Bidco LLC	First lien senior secured revolving loan	4,303	5,738
Lytx, Inc.	First lien senior secured revolving loan	—	2,033
Lytx, Inc.	First lien senior secured delayed draw term loan	14,092	—
Manna Development Group, LLC	First lien senior secured revolving loan	—	3,469
Mavis Tire Express Services Corp.	Second lien senior secured delayed draw term loan	11,376	34,831
MINDBODY, Inc.	First lien senior secured revolving loan	6,071	6,071
Nelipak Holding Company	First lien senior secured revolving loan	2,948	4,690
Nelipak Holding Company	First lien senior secured revolving loan	4,609	6,970
NMI Acquisitionco, Inc. (dba Network Merchants)	First lien senior secured revolving loan	646	646
Norvax, LLC (dba GoHealth)	First lien senior secured revolving loan	12,273	12,273
Nutraceutical International Corporation	First lien senior secured delayed draw term loan	28,515	—
Nutraceutical International Corporation	First lien senior secured revolving loan	13,578	—
Offen, Inc.	First lien senior secured delayed draw term loan	5,310	5,310
Peter C. Foy & Associated Insurance Services, LLC	First lien senior secured delayed draw term loan	40,412	—
Peter C. Foy & Associated Insurance Services, LLC	First lien senior secured revolving loan	7,336	—
Project Power Buyer, LLC (dba PEC-Veriforce)	First lien senior secured revolving loan	3,188	3,188
Professional Plumbing Group, Inc.	First lien senior secured revolving loan	1,329	5,757
QC Supply, LLC	First lien senior secured revolving loan	603	—
Reef Global, Inc. (fka Cheese Acquisition, LLC)	First lien senior secured revolving loan	5,377	16,364
RSC Acquisition, Inc (dba Risk Strategies)	First lien senior secured delayed draw term loan	2,255	10,894
RSC Acquisition, Inc (dba Risk Strategies)	First lien senior secured revolving loan	1,702	1,702
RxSense Holdings, LLC	First lien senior secured revolving loan	—	4,047
Safety Products/JHC Acquisition Corp. (dba Justrite Safety Group)	First lien senior secured delayed draw term loan	924	924
Sara Lee Frozen Bakery, LLC (fka KSLB Holdings, LLC)	First lien senior secured revolving loan	4,680	3,480
Sonny's Enterprises LLC	First lien senior secured delayed draw term loan	24,531	—
Sonny's Enterprises LLC	First lien senior secured revolving loan	17,969	—
Swipe Acquisition Corporation (dba PLI)	First lien senior secured delayed draw term loan	3,781	—
TC Holdings, LLC (dba TrialCard)	First lien senior secured revolving loan	7,685	7,685
THG Acquisition, LLC (dba Hilb)	First lien senior secured delayed draw term loan	12,575	16,841
THG Acquisition, LLC (dba Hilb)	First lien senior secured revolving loan	1,796	5,614
Trader Interactive, LLC (fka Dominion Web Solutions, LLC)	First lien senior secured revolving loan	6,387	6,387
Troon Golf, L.L.C.	First lien senior secured revolving loan	14,426	14,426
TSB Purchaser, Inc. (dba Teaching Strategies, Inc.)	First lien senior secured revolving loan	3,010	3,010
Ultimate Baked Goods Midco, LLC	First lien senior secured revolving loan	4,702	4,066

Portfolio Company	Investment	September 30, 2020	December 31, 2019
Valence Surface Technologies LLC	First lien senior secured delayed draw term loan	6,000	30,000
Valence Surface Technologies LLC	First lien senior secured revolving loan	10,000	10,000
Wingspire Capital Holdings LLC	LLC Interest	46,879	48,552
WU Holdco, Inc. (dba Weiman Products, LLC)	First lien senior secured revolving loan	13,920	13,920
WU Holdco, Inc. (dba Weiman Products, LLC)	First lien senior secured delayed draw term loan	—	16,943
Zenith Energy U.S. Logistics Holdings, LLC	First lien senior secured delayed draw term loan	10,000	—
Total Unfunded Portfolio Company Commitments		$763,910	$891,744

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

In connection with the IPO, on July 22, 2019, we entered into the Company 10b5-1 Plan, to acquire up to $150 million in the aggregate of our common stock at prices below its net asset value per share over a specified period, in accordance with the guidelines specified in Rule 10b-18 and Rule 10b5-1 of the Exchange Act. The Company 10b5-1 Plan commenced on August 19, 2019. Goldman, Sachs & Co., as agent has repurchased an aggregate of 12,515,624 shares of our common stock pursuant to the Company 10b5-1 Plan for an aggregate of approximately $150 million. The 10b5-1 Plan was exhausted on August 4, 2020.

From time to time, we may become a party to certain legal proceedings incidental to the normal course of its business. At September 30, 2020, we were not aware of any material pending or threatened litigation that would require accounting recognition or financial statement disclosure.

Contractual Obligations

A summary of our contractual payment obligations under our credit facilities as of September 30, 2020, is as follows:

	Payments Due by Period
($ in millions)	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
Revolving Credit Facility	$609.9	$—	$—	609.9	—
SPV Asset Facility II	100.0	—	—	—	100.0
SPV Asset Facility III	400.0	—	—	400.0	—
SPV Asset Facility IV	95.0	—	—	—	95.0
CLO I	390.0	—	—	—	390.0
CLO II	260.0	—	—	—	260.0
CLO III	260.0	—	—	—	260.0
CLO IV	252.0	—	—	—	252.0
2023 Notes	150.0	—	150.0	—	—
2024 Notes	400.0	—	—	400.0	—
2025 Notes	425.0	—	—	425.0	—
July 2025 Notes	500.0	—	—	500.0	—
2026 Notes	500.0	—	—	—	500.0
Total Contractual Obligations	$4,341.9	$—	$150.0	$2,334.9	$1,857.0

Related-Party Transactions

We have entered into a number of business relationships with affiliated or related parties, including the following:

•	the Investment Advisory Agreement;
•	the Administration Agreement; and
•	the License Agreement.

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

We evaluate tax positions taken or expected to be taken in the course of preparing our consolidated financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions not deemed to meet the “more-likely-than-not” threshold are reserved and recorded as a tax benefit or expense in the current year. All penalties and interest associated with income taxes are included in income tax expense. Conclusions regarding tax positions are subject to review and may be adjusted at a later date based on factors including, but not limited to, on-going analyses of tax laws, regulations and interpretations thereof. There were no material uncertain tax positions through December 31, 2019. The 2017 through 2019 tax years remain subject to examination by U.S. federal, state and local tax authorities.

Recent Developments

The Company priced a secured financing in October for $196 million, which we expect to close in November. There can be no assurance that this financing will close.

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

As of September 30, 2020, 98.8% of our debt investments based on fair value were floating rates. Additionally, the weighted average LIBOR floor, based on fair value, of our debt investments was 0.85%.

Based on our Consolidated Statements of Assets and Liabilities as of September 30, 2020, the following table shows the annualized impact on net income of hypothetical base rate changes in interest rates on our debt investments (considering interest rate floors for floating rate instruments) assuming each floating rate investment is subject to 3-month LIBOR and there are no changes in our investment and borrowing structure:

($ in millions)	Interest Income	Interest Expense	Net Income
Up 300 basis points	$226.2	$84.1	$142.1
Up 200 basis points	$129.4	$56.1	$73.3
Up 100 basis points	$32.9	$28.0	$4.9
Up 50 basis points	$7.1	$14.0	$(6.9)
Down 25 basis points	$(3.3)	$(7.0)	$3.7

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

(b)	Changes in Internal Controls Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in Part I, “ITEM 1A. RISK FACTORS” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019 and Part II, “Item 1A. RISK FACTORS” in our Quarterly Report on Form 10-Q for the quarters ended March 31, 2020 and June 30, 2020.

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

While several countries, as well as certain states in the United States, have relaxed public health restrictions with a view to partially or fully reopening their economies, recurring COVID-19 outbreaks have led to the re-introduction of such restrictions in certain states in the United States and globally and could continue to lead to the re-introduction of such restrictions elsewhere. Additionally, as of late September 2020, travelers from the United States are not allowed to visit Canada, Australia or the majority of countries in Europe, Asia, Africa and South America. These continued travel restrictions may prolong the global economic downturn. The absence or delay of viable treatment options or a vaccine could lead people to continue to self-isolate and not participate in the economy at pre-pandemic levels for a prolonged period of time. Even after the COVID-19 pandemic subsides the U.S. economy and most other major global economies may continue to experience a recession, and we anticipate our business and operations could be materially adversely affected by a prolonged recession in the U.S. and other major markets. Some economists and major investment banks have expressed concerns that the continued spread of the virus globally could lead to a world-wide economic downturn. As of the date of this Quarterly Report, it is impossible to determine the scope of this outbreak, or any future outbreaks, how long any such outbreak, market disruption or uncertainties may last, the effect any governmental actions will have or the full potential impact on us and our portfolio companies.

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

If the economy is unable to substantially reopen, and high levels of unemployment continue for an extended period of time, loan delinquencies, loan non-accruals, problem assets, and bankruptcies may increase. In addition, collateral for our loans may decline in value, which could cause loan losses to increase and the net worth and liquidity of loan guarantors could decline, impairing their ability to honor commitments to us. An increase in loan delinquencies and non-accruals or a decrease in loan collateral and guarantor net worth could result in increased costs and reduced income which would have a material adverse effect on our business, financial condition or results of operations

We will also be negatively affected if the operations and effectiveness of us or a portfolio company (or any of the key personnel or service providers of the foregoing) are compromised or if necessary or beneficial systems and processes are disrupted.

The COVID-19 pandemic has caused severe disruptions in the U.S. economy and has disrupted financial activity in the areas in which we or our portfolio companies operate.

The COVID-19 pandemic has resulted in widespread outbreaks of illness and numerous deaths, adversely impacted global and U.S. commercial activity and contributed to significant volatility in certain equity and debt markets. The global impact of the outbreak is rapidly evolving, and many countries including the U.S. and states in which our portfolio companies operate, have reacted by instituting quarantines, prohibitions on travel and the closure of offices, businesses, schools, retail stores and other public venues. Businesses are also implementing similar precautionary measures. Such measures, as well as the general uncertainty surrounding the dangers and impact of COVID-19, have created significant disruption in supply chains and economic activity and are having a particularly adverse impact on transportation, hospitality, tourism, entertainment and other industries, including industries in which certain of our portfolio companies operate. The impact of COVID-19 has led to significant volatility and declines in the global public equity markets and it is uncertain how long this volatility will continue. As COVID-19 continues to spread, the potential impacts, including a global, regional or other economic recession, are increasingly uncertain and difficult to assess.  Some economists and major investment banks have expressed concern that the continued spread of the virus globally could lead to a world-wide economic downturn, the impacts of which could last for some period after the pandemic is controlled and/or abated.

The COVID-19 pandemic (including the preventative measures taken in response thereto) has to date (i) created significant business disruption issues for certain of our portfolio companies, and (ii) materially and adversely impacted the value and performance of certain of our portfolio companies. The COVID-19 pandemic is having a particularly adverse impact on industries in which certain of our portfolio companies operate. Certain of our portfolio companies in other industries have also been significantly impacted. The COVID-19 pandemic is continuing as of the filing date of this Quarterly Report, and its extended duration may have further adverse impacts on our portfolio companies after September 30, 2020, including for the reasons described herein. Although on March 27, 2020, the U.S. government enacted the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), which contains provisions intended to mitigate the adverse economic effects of the COVID-19 pandemic, it is uncertain whether, or how much, our portfolio companies have benefited or may benefit from the CARES Act or any other subsequent legislation intended to provide financial relief or assistance.

Further disruptions in the capital markets caused by the COVID-19 pandemic have increased the spread between the yields realized on risk-free and higher risk securities, resulting in illiquidity in parts of the capital markets. These and future market disruptions and/or illiquidity would be expected to have an adverse effect on our business, financial condition, results of operations and cash flows. Unfavorable economic conditions also would be expected to increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. These events have limited and could continue to limit our investment originations, limit our ability to grow and have a material negative impact on our and our portfolio companies’ operating results and the fair values of our debt and equity investments.

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

We and our service providers are currently impacted by quarantines and similar measures being enacted by governments in response to COVID-19, which are obstructing the regular functioning of business workforces (including requiring employees to work from external locations and their homes).  In response to the outbreak, our Adviser instituted a work from home policy until it is deemed safe to return to the office. Policies of extended periods of remote working, whether by us or our service providers, could strain technology resources, introduce operational risks and otherwise heighten the risks described above.  Remote working environments may be less secure and more susceptible to hacking attacks, including phishing and social engineering attempts that seek to exploit the COVID-19 pandemic. Accordingly, the risks described above, are heightened under the current conditions.

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

There is uncertainty surrounding potential legal, regulatory and policy changes by new presidential administrations in the United States that may directly affect financial institutions and the global economy.

The presidential election will occur on November 3, 2020.  Changes in federal policy, including tax policies, and at regulatory agencies occur over time through policy and personnel changes following elections, which lead to changes involving the level of oversight and focus on the financial services industry or the tax rates paid by corporate entities. The nature, timing and economic and political effects of potential changes to the current legal and regulatory framework affecting financial institutions remain highly uncertain. Uncertainty surrounding future changes may adversely affect our operating environment and therefore our business, financial condition, results of operations and growth prospects.

Certain historical data regarding our business properties, results of operations, financial condition and liquidity does not reflect the impact of the COVID-19 pandemic and related containment measures and therefore does not purport to be representative of our future performance.

The information included in this quarterly report and our other reports filed with the SEC includes information regarding our business, properties, results of operations, financial condition and liquidity as of dates and for periods before the impact of COVID-19 and related containment measures (including quarantines and government orders requiring the closure of certain businesses, limiting travel, requiring that individuals stay at home or shelter in place and closing borders. This historical information therefore does not reflect the adverse impacts of the COVID-19 pandemic and the related containment measures. Accordingly, investors are cautioned not to unduly rely on historical information regarding our businesses, properties, results of operations, financial condition or liquidity, as that data does not reflect the adverse impact of COVID-19 and therefore does not purport to be representative of the future results of operations, financial condition, liquidity or other financial or operating results of us, our properties or our business.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Other than the shares issued pursuant to our dividend reinvestment plan, we did not sell any unregistered equity securities, except as previously disclosed in certain 8-Ks filed with the SEC.

On August 14, 2020, pursuant to our dividend reinvestment plan, we issued 3,541,285 shares of our common stock, at a price of $12.41 per share, to stockholders of record as of June 30, 2020 that did not opt out of our dividend reinvestment plan in order to satisfy the reinvestment portion of our dividends. This issuance was not subject to the registration requirements of the Securities Act of 1933, as amended.

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

4.1

Fourth Supplemental Indenture, dated as of July 23, 2020, between Owl Rock Capital Corporation and Wells Fargo Bank, National Association, as Trustee (incorporated by reference to Exhibit 4.2 to the Registrant's Current Report on Form 8-K filed on July 23, 2020).

4.2	Form of 4.250% Note Due 2026 (incorporated by reference to Exhibit 4.3 to the Registrant's Current Report on Form 8-K filed on July 23, 2020).
10.1

Sixth Amendment to Senior Secured Revolving Credit Agreement, dated September 3, 2020, among Owl Rock Capital Corporation, the Lenders party hereto and Truist Bank (as successor by merger to SunTrust Bank), as Administrative Agent.*

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

Owl Rock Capital Corporation

Date: November 4, 2020	By:	/s/ Craig W. Packer
Craig W. Packer
Chief Executive Officer

Owl Rock Capital Corporation

Date: November 4, 2020	By:	/s/ Alan Kirshenbaum
Alan Kirshenbaum
Chief Operating Officer and Chief Financial Officer