Form 10-K
period 2020-12-31
Owl Rock Capital Corp
filed 2021-02-23
CIK 1655888

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Small reporting company	☐

Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   YES ☐  NO ☒

The aggregate market value of the common stock held by non-affiliates of the registrant on June 30, 2020 based on the closing price on that date of $12.33 on The New York Stock Exchange, was approximately $4,649,632,483.

The number of shares of the registrant’s common stock $0.01 par value per share, outstanding at February 23, 2021 was 391,401,787.

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

PART I

Item 1. Business

Our Company

Owl Rock Capital Corporation was formed on October 15, 2015 as a corporation under the laws of the State of Maryland. We are a specialty finance company focused on lending to U.S. middle-market companies. Since we began investment activities in April 2016 through December 31, 2020, our Adviser and its affiliates have originated $27.7 billion aggregate principal amount of investments, of which $25.8 billion of aggregate principal amount of investments prior to any subsequent exits or repayments, was retained by either us or a fund advised by our Adviser or its affiliates. Our capital will be used by our portfolio companies to support growth, acquisitions, market or product expansion, refinancings and/or recapitalizations.

On July 22, 2019, we closed our initial public offering (“IPO”), issuing 10 million shares of our common stock at a public offering price of $15.30 per share, and on August 2, 2019, the underwriters exercised their option to purchase an additional 1.5 million shares of our common stock at a purchase price of $15.30 per share.  Net of underwriting fees and offering costs, we received total cash proceeds of $164.0 million. Our common stock began trading on the New York Stock Exchange (“NYSE”) under the symbol “ORCC” on July 18, 2019.

We define “middle market companies” to generally mean companies with earnings before interest expense, income tax expense, depreciation and amortization (“EBITDA”) between $10 million and $250 million annually, and/or annual revenue of $50 million to $2.5 billion at the time of investment. We may on occasion invest in smaller or larger companies if an attractive opportunity presents itself, especially when there are dislocations in the capital markets, including the high yield and syndicated loan markets. Our target credit investments will typically have maturities between three and ten years and generally range in size between $20 million and $250 million. The investment size will vary with the size of our capital base. As of December 31, 2020, excluding certain investments that fall outside of our typical borrower profile, our portfolio companies representing 93.8% of our total debt portfolio based on fair value, had weighted average annual revenue of $460 million and weighted average annual EBITDA of $100 million.

We invest in senior secured or unsecured loans, subordinated loans or mezzanine loans and, to a lesser extent, equity and equity-related securities including warrants, preferred stock and similar forms of senior equity, which may or may not be convertible into a portfolio company’s common equity. Our investment objective is to generate current income and, to a lesser extent, capital appreciation by targeting investment opportunities with favorable risk-adjusted returns. While we believe that current market conditions favor extending credit to middle market companies in the United States, our investment strategy is intended to generate favorable returns across credit cycles with an emphasis on preserving capital. As of December 31, 2020, based on fair value, our portfolio consisted of 77.5% first lien debt investments, 18.5% second-lien debt investments, 0.5% unsecured debt investments, 1.0% investment funds and vehicles and 2.5% equity investments. As of December 31, 2020, 99.9% of our debt investments based on fair value are floating rate in nature and subject to interest rate floors. As of December 31, 2020 we had investments in 119 portfolio companies, with an average investment size in each of our portfolio companies of approximately $91.1 million based on fair value.

As of December 31, 2020, our portfolio was invested across 29 different industries. The largest industry in our portfolio as of December 31, 2020 was internet software and services, which represented, as a percentage of our portfolio, 11.1%, based on fair value.

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

We generally intend to distribute, out of assets legally available for distribution, substantially all of our available earnings, on a quarterly basis, as determined by our Board of Directors (the “Board”) in its sole discretion.

Certain consolidated subsidiaries of ours are subject to U.S. federal and state corporate-level income taxes.

To achieve our investment objective, we will leverage the Adviser’s investment team’s extensive network of relationships with other sophisticated institutions to source, evaluate and, as appropriate, partner with on transactions. There are no assurances that we will achieve our investment objective.

We may borrow money from time to time if immediately after such borrowing, the ratio of our total assets (less total liabilities other than indebtedness represented by senior securities) to our total indebtedness represented by senior securities plus preferred stock, if any, is at 150%. This means that generally, we can borrow up to $2 for every $1 of investor equity.

We currently have in place a senior secured revolving credit facility (the “Revolving Credit Facility”) and three special purpose vehicle asset credit facilities (the “SPV Asset Facility II,” the “SPV Asset Facility III,” and the “SPV Asset Facility IV,” respectively), and in the future may enter into additional credit facilities. In addition, we have issued unsecured notes maturing in 2023 (the “2023 Notes”) in a private placement and unsecured notes maturing in 2024, 2025 and 2026 (the “2024 Notes,” the “2025 Notes,” the “July 2025 Notes,” the “2026 Notes” and the “July 2026 Notes,” respectively) in registered offerings and in the future may issue additional unsecured notes. The special purpose vehicle asset credit facilities are a financing facilities pursuant to which we formed a wholly owned subsidiary, or SPV, which enters into a credit agreement. We periodically sell and contribute investments to the SPV and the SPV uses the proceeds from the credit agreement to finance the purchase of assets, including from us. We have also entered into five term debt securitization transactions, also known as collateralized loan obligation transactions (“CLO I,” “CLO II,” “CLO III,” “CLO IV” and “CLO V,” respectively) and in the future may enter into additional collateralized loan obligation transactions. We expect to use our credit facilities and other borrowings, along with proceeds from the rotation of our portfolio, to finance our investment objectives. See “— Regulation as a Business Development Company” for discussion of BDC regulation and other regulatory considerations. See “ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — Debt.”

The Adviser and Administrator – Owl Rock Capital Advisors LLC

Owl Rock Capital Advisors LLC serves as our investment adviser pursuant to an investment advisory agreement between us and the Adviser, which was originally entered into on March 1, 2016 (the “Original Investment Advisory Agreement”) and which, with the approval of the Board, including a majority of our independent directors, was amended and restated on February 27, 2019 (as amended and restated, the “First Amended and Restated Investment Advisory Agreement”) to reduce the fees that the Company will pay the Adviser following an Exchange Listing, which occurred on July 18, 2019, and which was further amended and restated on March 31, 2020 to reduce the management fee payable to the Adviser when the Company's asset coverage ratio calculated in accordance with Sections 18 and 61 of the 1940 Act is below 200% (as amended and restated, the "Investment Advisory Agreement"). See “Investment Advisory Agreement” below. The Adviser also serves as our Administrator pursuant to an Administration Agreement between us and the Adviser which was entered into on March 1, 2016 (the “Administration Agreement”). See “Administration Agreement” below. The Adviser is registered with the SEC as an investment adviser under the Investment Advisers Act of 1940, as amended (the “Advisers Act”). The Adviser is an indirect subsidiary of Owl Rock Capital Partners LP (“Owl Rock Capital Partners”).  Owl Rock Capital Partners is led by its three co-founders, Douglas I. Ostrover, Marc S. Lipschultz and Craig W. Packer.  The Adviser’s investment team (the “Investment Team”) is also led by Douglas I. Ostrover, Marc S. Lipschultz and Craig W. Packer and is supported by certain members of the Adviser’s senior executive team and the investment committee (the “Investment Committee”). The Investment Committee is comprised of Douglas I. Ostrover, Marc S. Lipschultz, Craig W. Packer and Alexis Maged. Subject to the overall supervision of the Board, the Adviser manages our day-to-day operations, and provides investment advisory and management services to us.

On December 23, 2020, Owl Rock Capital Group, LLC (“Owl Rock Capital Group”), the parent of the Adviser (and a subsidiary of Owl Rock Capital Partners), and Dyal Capital Partners (“Dyal”) announced they are merging to form Blue Owl Capital Inc. (“Blue Owl”).  Blue Owl will enter the public market via its acquisition by Altimar Acquisition Corporation (NYSE:ATAC) (“Altimar”), a special purpose acquisition company (the “Transaction”). If the Transaction is consummated, there will be no changes to the Company’s investment strategy or the Adviser’s investment team or investment process with respect to the Company; however, the Transaction will result in a change in control of the Adviser, which will be deemed an assignment of the Investment Advisory Agreement in accordance with the 1940 Act. As a result, the Board, after considering the Transaction and subsequent change in control, has determined that upon consummation of the Transaction and subject to the approval of the Company’s shareholders at a special meeting expected to be held on March 17, 2021, the Company should enter into a third amended and restated investment advisory agreement with the Adviser on terms that are identical to the Investment Advisory Agreement. The Board also determined that upon consummation of the Transaction, the Company should enter into an amended and restated administration agreement with the Adviser on terms that are identical to the Administration Agreement.

The Adviser is affiliated with Owl Rock Technology Advisors LLC (“ORTA”), Owl Rock Private Fund Advisors LLC (“ORPFA”) and Owl Rock Diversified Advisors LLC (“ORDA” and together with the Adviser, ORTA and ORPFA, the “Owl Rock Advisors”). As of December 31, 2020, the Owl Rock Advisors managed $27.1 billion in AUM. The Owl Rock Advisors focus on direct lending to middle market companies primarily in the United States under the following four investment strategies:

Strategy	Funds	Asset Under Management
Diversified Lending. The Owl Rock Advisors primarily originate and make loans to, and make debt and equity investments in, U.S. middle market companies The Owl Rock Advisors invest in senior secured or unsecured loans, subordinated loans or mezzanine loans and, to a lesser extent, equity and equity-related securities including warrants, preferred stock and similar forms of senior equity, which may or may not be convertible into a portfolio company’s common equity. The investment objective of the funds with this investment strategy is to generate current income and, to a lesser extent, capital appreciation by targeting investment opportunities with favorable risk-adjusted returns.

The diversified lending strategy is currently managed through four BDCs: the Company, Owl Rock Capital Corporation II (“ORCC II”), Owl Rock Capital Corporation III (“ORCC III”) and Owl Rock Core Income Corp. (“ORCIC”).

As of December 31, 2020, the Owl Rock Advisors have $17.0 billion of assets under management across these products.

Technology Lending. The Owl Rock Advisors are focused primarily on originating and making debt and equity investments in technology-related companies based primarily in the United States. The Owl Rock Advisors originate and invest in senior secured or unsecured loans, subordinated loans or mezzanine loans, and equity-related securities including common equity, warrants, preferred stock and similar forms of senior equity, which may or may not be convertible into a portfolio company’s common equity. The investment objective of the funds with this investment strategy is to maximize total return by generating current income from debt investments and other income producing securities, and capital appreciation from our equity and equity-linked investments.

	The technology lending strategy is managed through Owl Rock Technology Finance Corp. (“ORTF” and together with the Company, ORCC II, ORCC III and ORCIC, the “Owl Rock BDCs”), a BDC.	As of December 31, 2020, the Owl Rock Advisors have $5.4 billion of assets under management across these products.

First Lien Lending. The Owl Rock Advisers seek to realize significant current income with an emphasis on preservation of capital primarily through originating primary transactions in and, to a lesser extent, secondary transactions of first lien senior secured loans in or related to middle market businesses based primarily in the United States.

	The first lien lending strategy is managed through private funds and separately managed accounts (the “First Lien Funds”).	As of December 31, 2020, the Owl Rock Advisors have $3.0 billion of assets under management across these products.

Opportunistic Lending. The Owl Rock Advisors intend to make opportunistic investments in U.S. middle-market companies by providing a variety of approaches to financing, including but not limited to originating and/or investing in secured debt, unsecured debt, mezzanine debt, other subordinated debt, interests senior to common equity, as well as equity securities (or rights to acquire equity securities) which may or may not be acquired in connection with a debt financing transaction, and doing any and all things necessary, convenient or incidental thereto as necessary or desirable to promote and carry out such purpose. The funds with this investment strategy seek to generate attractive risk-adjusted returns by taking advantage of credit opportunities in U.S. middle-market companies with liquidity needs and market leaders seeking to improve their balance sheets.

The opportunistic lending strategy is managed through a private fund and separately managed accounts (the “Opportunistic Lending Funds” and together with the First Lien Funds, the “Owl Rock Private Funds”).

As of December 31, 2020, the Owl Rock Advisors have $1.7 billion of assets under management across these products.

We refer to the Owl Rock BDCs and the Owl Rock Private Funds, as the “Owl Rock Clients.”

The Owl Rock Advisers may provide management or investment advisory services to entities that have overlapping objectives with us. The Adviser and its affiliates may face conflicts in the allocation of investment opportunities to us and others. In order to address these conflicts, the Owl Rock Advisers have put in place an allocation policy that addresses the allocation of investment opportunities as well as co-investment restrictions under the 1940 Act.

In addition, we, the Adviser and certain of its affiliates have been granted exemptive relief by the SEC to co-invest with other funds managed by the Adviser or its affiliates in a manner consistent with our investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors. Pursuant to such exemptive relief, we generally are permitted to co-invest with certain of our affiliates if a “required majority” (as defined in Section 57(o) of the 1940 Act) of our independent directors make certain conclusions in connection with a co-investment transaction, including that (1) the terms of the transaction, including the consideration to be paid, are reasonable and fair to us and our shareholders and do not involve overreaching of us or our shareholders on the part of any person concerned, (2) the transaction is consistent with the interests of our shareholders and is consistent with our investment objective and strategies, and (3) the investment by our affiliates would not disadvantage us, and our participation would not be on a basis different from or less advantageous than that on which our affiliates are investing. In addition, pursuant to an exemptive order issued by the SEC on April 8, 2020 and applicable to all BDCs, through December 31, 2020, we were permitted, subject to the satisfaction of certain conditions, to complete follow-on investments in our existing portfolio companies with certain other funds managed by the Adviser or its affiliates and covered by our exemptive relief, even if such private funds had not previously invested in such existing portfolio company. Without this order, private funds would generally not be able to participate in such follow-on investments with us unless the private funds had previously acquired securities of the portfolio company in a co-investment transaction with us. Although the conditional exemptive order has expired, the SEC’s Division of Investment  Management has indicated that until March 31, 2021, it will not recommend enforcement action, to the extent that any BDC with an existing coinvestment order continues to engage in certain transactions described in the conditional exemptive order, pursuant to the same terms and conditions described therein. The Owl Rock Advisers’ allocation policy incorporates the conditions of the exemptive relief. As a result of the exemptive relief, there could be significant overlap in our investment portfolio and the investment portfolio of the Owl Rock Clients and/or other funds established by the Owl Rock Advisers that could avail themselves of the exemptive relief. See “Item 1A. Risk Factors —Risks Related to our Adviser and its Affiliates — We may compete for capital and investment opportunities with other entities managed by our Adviser or its affiliates, subjecting our Adviser to certain conflicts of interest.

The Adviser or its affiliates may engage in certain origination activities and receive attendant arrangement, structuring or similar fees.  See “Item 1A. Risk Factors —Risks Related to our Adviser and its Affiliates — The Adviser and its affiliates may face conflicts of interest with respect to services performed for issuers in which we invest.”

The Adviser’s address is 399 Park Avenue, 38th floor, New York, NY 10022.

Market Trends

We believe the middle-market lending environment provides opportunities for us to meet our goal of making investments that generate attractive risk-adjusted returns based on a combination of the following factors, which continue to remain true in the current environment, with the economic shutdown resulting from the COVID-19 national health emergency:

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

Robust Demand for Debt Capital. We believe U.S. middle market companies will continue to require access to debt capital to refinance existing debt, support growth and finance acquisitions. In addition, we believe the large amount of uninvested capital held by funds of private equity firms, estimated by Preqin Ltd., an alternative assets industry data and research company, to be $1.5 trillion as of October 2020 will continue to drive deal activity. We expect that private equity sponsors will continue to pursue acquisitions and leverage their equity investments with secured loans provided by companies such as us.

The Middle Market is a Large Addressable Market. According to GE Capital’s National Center for the Middle Market 4th quarter 2020 Middle Market Indicator, there are approximately 200,000 U.S. middle market companies, which have approximately 48 million aggregate employees. Moreover, the U.S. middle market accounts for one-third of private sector gross domestic product (“GDP”). GE defines U.S. middle market companies as those between $10 million and $1 billion in annual revenue, which we believe has significant overlap with our definition of U.S. middle market companies.

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

Since its inception through December 31, 2020, the Adviser and its affiliates have reviewed over 5,200 opportunities and sourced potential investment opportunities from over 530 private equity sponsors and venture capital firms. We believe that the Adviser receives “early looks” and “last looks” based on its relationships, allowing it to be highly selective in the transactions it pursues.

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

Active Portfolio Monitoring. The Adviser closely monitors the investments in our portfolio and takes a proactive approach to identifying and addressing sector- or company-specific risks. The Adviser receives and reviews detailed financial information from portfolio companies no less than quarterly and seeks to maintain regular dialogue with portfolio company management teams regarding current and forecasted performance. In addition, the Adviser has built out its portfolio management team to include workout experts who closely monitor our portfolio companies and assess each portfolio company’s operational and liquidity exposure and outlook. Although we may invest in “covenant-lite” loans, which generally do not have a complete set of financial maintenance covenants, we anticipate that many of our investments will have financial covenants that we believe will provide an early warning of potential problems facing our borrowers, allowing lenders, including us, to identify and carefully manage risk. Further, we anticipate that many of our equity investments will provide us the opportunity to nominate a member or observer to the board of directors of the portfolio company, which we believe will allow us to closely monitor the performance of our portfolio companies.

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

Investment Process Overview

Origination and Sourcing. The Investment Team has an extensive network from which to source deal flow and referrals. Specifically, the Adviser sources portfolio investments from a variety of different investment sources, including among others, private equity sponsors, management teams, financial intermediaries and advisers, investment bankers, family offices, accounting firms and law firms. The Adviser believes that its experience across different industries and transaction types makes the Adviser particularly qualified to source, analyze and execute investment opportunities with a focus on downside protection and a return of principal.

Due Diligence Process. The process through which an investment decision is made involves extensive research into the company, its industry, its growth prospects and its ability to withstand adverse conditions. If one or more members of the Investment Team responsible for the transaction determines that an investment opportunity should be pursued, the Adviser will engage in an intensive due diligence process. Though each transaction may involve a somewhat different approach, the Adviser’s diligence of each opportunity could include:

•	understanding the purpose of the loan, the key personnel, the sources and uses of the proceeds;
•	meeting the company’s management and key personnel, including top level executives, to get an insider’s view of the business, and to probe for potential weaknesses in business prospects;
•	checking management’s backgrounds and references;

•	performing a detailed review of historical financial performance, including performance through various economic cycles, and the quality of earnings;
•	contacting customers and vendors to assess both business prospects and standard practices;
•	conducting a competitive analysis, and comparing the company to its main competitors on an operating, financial, market share and valuation basis;
•	researching the industry for historic growth trends and future prospects as well as to identify future exit alternatives;
•	assessing asset value and the ability of physical infrastructure and information systems to handle anticipated growth;
•	leveraging the Adviser’s internal resources and network with institutional knowledge of the company’s business;
•	assessing business valuation and corresponding recovery analysis;
•	developing downside financial projections and liquidation analysis;
•	reviewing environmental, social and governance (“ESG”) considerations including consulting the Sustainability Accounting Standards Board’s Engagement Guide for ESG considerations; and
•	investigating legal and regulatory risks and financial and accounting systems and practices.

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

Covenants are contractual restrictions that lenders place on companies to limit the corporate actions a company may pursue. Generally, the loans in which we expect to invest will have financial maintenance covenants, which are used to proactively address materially adverse changes in a portfolio company’s financial performance. However, to a lesser extent, we may invest in “covenant-lite” loans. See “Investment Process Overview – Inclusion of Covenants.”

Debt Investments. The terms of our debt investments are tailored to the facts and circumstances of each transaction. The Adviser negotiates the structure of each investment to protect our rights and manage our risk. We intend to invest in the following types of debt:

•

First-lien debt. First-lien debt typically is senior on a lien basis to other liabilities in the issuer’s capital structure and has the benefit of a first-priority security interest in assets of the issuer. The security interest ranks above the security interest of any second-lien lenders in those assets. Our first-lien debt may include stand-alone first-lien loans, “unitranche” loans (including “last out” portions of such loans), and secured corporate bonds with similar features to these categories of first-lien loans. As of December 31, 2020, 37% of our first lien debt was comprised of unitranche loans.

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

Investment Portfolio

As of December 31, 2020 and 2019, we had made investments with an aggregate fair value of $10.8 billion and $8.8 billion, respectively, in 119 and 98 portfolio companies, respectively. Investments consisted of the following at December 31, 2020 and 2019:

	December 31, 2020			December 31, 2019
($ in thousands)	Amortized Cost	Fair Value	Net Unrealized Gain (Loss)	Amortized Cost	Fair Value	Net Unrealized Gain (Loss)
First-lien senior secured debt investments	$8,483,799	$8,404,754	$(79,045)	$7,136,866	$7,113,356	$(23,510)
Second-lien senior secured debt investments	2,035,151	2,000,471	(34,680)	1,590,439	1,584,917	(5,522)
Unsecured debt investments	56,473	59,562	3,089	—	—	—
Equity investments(1)	245,458	271,739	26,281	12,663	12,875	212
Investment funds and vehicles(2)	107,837	105,546	(2,291)	88,888	88,077	(811)
Total Investments	$10,928,718	$10,842,072	$(86,646)	$8,828,856	$8,799,225	$(29,631)

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

As of December 31, 2020 and 2019, we had outstanding commitments to fund unfunded investments totaling $880.6 million and $891.7 million, respectively.

The industry composition of investments at fair value at December 31, 2020 and 2019 was as follows:

	December 31, 2020	December 31, 2019
Advertising and media	1.0%	2.6%
Aerospace and defense	2.7	3.3
Automotive	1.6	1.7
Buildings and real estate	5.6	6.6
Business services	5.7	5.4
Chemicals	2.2	2.6
Consumer products	2.3	2.7
Containers and packaging	2.0	2.1
Distribution	6.3	8.6
Education	2.6	3.5
Energy equipment and services	0.1	0.2
Financial services (1)	2.9	1.6
Food and beverage	8.7	7.2
Healthcare equipment and services	3.7	8.3
Healthcare providers and services	5.2	—
Healthcare technology	3.6	3.4
Household products	1.4	1.5
Human resource support services (3)	0.0	—
Infrastructure and environmental services	1.8	2.7
Insurance	8.9	5.7
Internet software and services	11.1	8.1
Investment funds and vehicles (2)	1.0	1.0
Leisure and entertainment	2.0	2.0
Manufacturing	5.3	2.9
Oil and gas	1.7	2.3
Professional services	5.6	8.1
Specialty retail	2.1	2.7
Telecommunications	0.5	0.5
Transportation	2.4	2.7
Total	100.0%	100.0%

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

(3)	Rounds to less than 0.1%.

The geographic composition of investments at fair value at December 31, 2020 and 2019 was as follows:

	December 31, 2020	December 31, 2019
United States:
Midwest	18.2%	19.5%
Northeast	16.7	18.7
South	42.3	42.8
West	17.2	15.3
Belgium	0.8	1.0
Canada	1.0	0.9
Israel	0.4	—
United Kingdom	3.4	1.8
Total	100.0%	100.0%

Sebago Lake LLC

Sebago Lake, a Delaware limited liability company, was formed as a joint venture between us and The Regents of the University of California (“Regents”) and commenced operations on June 20, 2017. Sebago Lake’s principal purpose is to make investments, primarily in senior secured loans that are made to middle-market companies or in broadly syndicated loans. Both us and Regents (the “Members”) have a 50% economic ownership in Sebago Lake. Except under certain circumstances, contributions to Sebago Lake cannot be redeemed. Each of the Members initially agreed to contribute up to $100 million to Sebago Lake. On July 26, 2018, each of the Members increased their contribution to Sebago Lake up to an aggregate of $125 million. As of December 31, 2020, each Member has funded $107.8 million of their $125 million subscriptions. Sebago Lake is managed by the Members, each of which have equal voting rights. Investment decisions must be approved by each of the Members.

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

As of December 31, 2020 and 2019, Sebago Lake had total investments in senior secured debt at fair value, as determined by an independent valuation firm, of $554.7 million and $478.5 million, respectively. The following table is a summary of Sebago Lake’s portfolio as of December 31, 2020 and 2019:

($ in thousands)	December 31, 2020	December 31, 2019
Total senior secured debt investments(1)	$563,555	$484,439
Weighted average spread over LIBOR(1)	4.45%	4.56%
Number of portfolio companies	17	16
Largest funded investment to a single borrower(1)	$49,625	$50,000

________________

(1)	At par.

See “Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Portfolio and Investment Activity – Sebago Lake LLC.”

Capital Resources and Borrowings

We anticipate generating cash in the future from the issuance of common stock and debt securities and cash flows from operations, including interest received on our debt investments.

Additionally, we are permitted, under specified conditions, to issue multiple classes of indebtedness and one class of shares senior to our common stock if our asset coverage, as defined in the 1940 Act, is at least equal to 150% immediately after each such issuance. Effective June 9, 2020, our asset coverage requirement applicable to senior securities was reduced from 200% to 150% and our current target leverage ratio is 0.90x-1.25x. As of December 31, 2020 and 2019, our asset coverage was 206% and 293%, respectively. See “Regulation as a Business Development Company – Senior Securities; Coverage Ratio” below.

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

Our debt obligations consisted of the following as of December 31, 2020 and 2019:

	December 31, 2020
($ in thousands)	Aggregate Principal Committed	Outstanding Principal	Amount Available(1)	Net Carrying Value(2)
Revolving Credit Facility(3)(5)	$1,355,000	$252,525	$1,075,636	$243,143
SPV Asset Facility II	350,000	100,000	250,000	95,654
SPV Asset Facility III	500,000	375,000	125,000	373,238
SPV Asset Facility IV	450,000	295,000	155,000	291,644
CLO I	390,000	390,000	—	386,708
CLO II	260,000	260,000	—	257,686
CLO III	260,000	260,000	—	257,744
CLO IV	252,000	252,000	—	247,745
CLO V	196,000	196,000	—	194,128
2023 Notes(4)	150,000	150,000	—	151,889
2024 Notes(4)	400,000	400,000	—	418,372
2025 Notes	425,000	425,000	—	418,154
July 2025 Notes	500,000	500,000	—	492,095
2026 Notes	500,000	500,000	—	489,176
July 2026 Notes	1,000,000	1,000,000	—	975,346
Total Debt	$6,988,000	$5,355,525	$1,605,636	$5,292,722

________________

(1)	The amount available reflects any limitations related to each credit facility’s borrowing base.
(2)

The carrying value of our Revolving Credit Facility, SPV Asset Facility II, SPV Asset Facility III, SPV Asset Facility IV, CLO I, CLO II, CLO III, CLO IV, CLO V, 2023 Notes, 2024 Notes, 2025 Notes, July 2025 Notes, 2026 Notes and July 2026 Notes are presented net of deferred financing costs of $9.4 million, $4.2 million, $1.8 million, $3.4 million, $3.3 million, $2.3 million, $2.3 million, $4.3 million, $1.9 million, $1.0 million, $7.0 million, $6.8 million, $7.9 million, $10.8 million and $24.7 million, respectively.

(3)	Includes the unrealized translation gain (loss) on borrowings denominated in foreign currencies.
(4)	Inclusive of change in fair market value of effective hedge.
(5)	The amount available is reduced by $26.8 million of outstanding letters of credit.

	December 31, 2019
($ in thousands)	Aggregate Principal Committed	Outstanding Principal	Amount Available(1)	Net Carrying Value(2)
Revolving Credit Facility(3)(5)	$1,170,000	$480,861	$664,410	$473,655
SPV Asset Facility I	400,000	300,000	100,000	297,246
SPV Asset Facility II	350,000	350,000	—	346,395
SPV Asset Facility III	500,000	255,000	245,000	251,548
SPV Asset Facility IV	300,000	60,250	239,750	57,201
CLO I	390,000	390,000	—	386,405
CLO II	260,000	260,000	—	258,028
2023 Notes(4)	150,000	150,000	—	150,113
2024 Notes(4)	400,000	400,000	—	400,955
2025 Notes	425,000	425,000	—	416,686
Total Debt	$4,345,000	$3,071,111	$1,249,160	$3,038,232

________________

(1)	The amount available reflects any limitations related to each credit facility’s borrowing base.
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

We have previously incurred, and can be expected to incur in the future, such excise tax on a portion of our income and gains. While we intend to distribute income and capital gains to minimize exposure to the 4% excise tax, we may not be able to, or may not choose to, distribute amounts sufficient to avoid the imposition of the tax entirely. In that event, we will be liable for the tax only on the amount by which we do not meet the foregoing distribution requirement. See “ITEM 1A. RISK FACTORS – Federal Income Tax Risks – We will be subject to corporate-level U.S federal income tax if we are unable to qualify and maintain our tax treatment as a RIC under Subchapter M of the Code or if we make investments through taxable subsidiaries.”

On February 23, 2021, the Board declared a distribution of $0.31 per share for shareholders of record on March 31, 2021 payable on or before May 14, 2021.

The following table reflects the distributions declared on shares of our common stock during the year ended December 31, 2020:

	December 31, 2020
Date Declared	Record Date	Payment Date	Distribution per Share
November 3, 2020	December 31, 2020	January 19, 2020	$0.31
May 28, 2019 (special dividend)	December 31, 2020	January 19, 2020	$0.08
August 4, 2020	September 30, 2020	November 13, 2020	$0.31
May 28, 2019 (special dividend)	September 30, 2020	November 13, 2020	$0.08
May 5, 2020	June 30, 2020	August 14, 2020	$0.31
May 28, 2019 (special dividend)	June 30, 2020	August 14, 2020	$0.08
February 19, 2020	March 31, 2020	May 15, 2020	$0.31
May 28, 2019 (special dividend)	March 31, 2020	May 15, 2020	$0.08

The following table reflects the distributions declared on shares of our common stock during the year ended December 31, 2019:

	December 31, 2019
Date Declared	Record Date	Payment Date	Distribution per Share
October 30, 2019	December 31, 2019	January 31, 2020	$0.31
May 28, 2019 (special dividend)	December 31, 2019	January 31, 2020	$0.04
May 28, 2019	September 30, 2019	November 15, 2019	$0.31
May 28, 2019 (special dividend)	September 30, 2019	November 15, 2019	$0.02
June 4, 2019	June 14, 2019	August 15, 2019	$0.44
February 27, 2019	March 31, 2019	May 14, 2019	$0.33

The following table reflects the distributions declared on shares of our common stock during the year ended December 31, 2018:

	December 31, 2018
Date Declared	Record Date	Payment Date	Distribution per Share
November 6, 2018	December 31, 2018	January 31, 2019	$0.36
August 7, 2018	September 30, 2018	November 15, 2018	$0.39
June 22, 2018	June 30, 2018	August 15, 2018	$0.34
March 2, 2018	March 31, 2018	April 30, 2018	$0.33

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

During each quarter, but in no event later than 30 days after the end of each calendar quarter, our transfer agent or another designated agent will mail and/or make electronically available to each participant in the dividend reinvestment plan, a statement of account describing, as to such participant, the distributions received during such quarter, the number of shares of our common stock purchased during such quarter, and the per share purchase price for such shares. Annually, as required by the Code, we (or the applicable withholding agent) will include tax information for income earned on shares under the dividend reinvestment plan on a Form 1099-DIV that is mailed to shareholders subject to Internal Revenus Service (“IRS”) tax reporting. We reserve the right to amend, suspend or terminate the dividend reinvestment plan. Any distributions reinvested through the issuance of shares through our dividend reinvestment plan will increase our gross assets on which the base management fee and the incentive fee are determined and paid under the Investment Advisory Agreement. State Street Bank and Trust Company acts as the administrator of the dividend reinvestment plan.

Additional information about the dividend reinvestment plan may be obtained by contacting shareholder services for Owl Rock Capital Corporation at (212) 419-3000.

Repurchase Offers

Stock Repurchase Plans

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

The purchase of shares pursuant to the Company 10b5-1 Plan was intended to satisfy the conditions of Rule 10b5-1 and Rule 10b-18 under the Exchange Act, and was otherwise be subject to applicable law, including Regulation M, which may prohibit purchases under certain circumstances.

The following table provides information regarding purchases of our common stock by Goldman, Sachs & Co., as agent, pursuant to the 10b5-1 plan for each month in the year ended December 31, 2020:

Period ($ in millions, except share and per share amounts)	Total Number of Shares Repurchased	Average Price Paid per Share	Approximate Dollar Value of Shares that have been Purchased Under the Plans	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan
January 1, 2020 - January 31, 2020	-	$-	$-	$150.0
February 1, 2020 - February 29, 2020	87,328	$15.17	$1.4	$148.6
March 1, 2020 - March 31, 2020	4,009,218	$12.46	$46.6	$102.0
April 1, 2020 - April 30, 2020	6,235,497	$11.95	$74.3	$27.7
May 1, 2020 - May 31, 2020	2,183,581	$12.76	$27.7	$-
June 1, 2020 - June 30, 2020	-	$-	$-	$-
July 1, 2020 - July 31, 2020	-		$-
August 1, 2020 - August 31, 2020	-		$-
Total	12,515,624		$150.0

On November 3, 2020, our Board approved a repurchase program (the “Repurchase Plan”) under which we may repurchase up to $100 million of our outstanding common stock. Under the program, purchases may be made at management’s discretion from time to time in open-market transactions, in accordance with all applicable securities laws and regulations. Unless extended by the Board, the repurchase program will terminate 12-months from the date it was approved. As of December 31, 2020, no repurchases were made under the Repurchase Plan.

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

Term

The Investment Advisory Agreement was approved by the Board on January 12, 2021, as described further below under “Business – Board Approval of the Investment Advisory Agreement.” Unless earlier terminated as described below, the Investment Advisory Agreement will remain in effect from year-to-year if approved annually by a majority of the Board or by the holders of a majority of our outstanding voting securities and, in each case, a majority of the independent directors.

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

On December 23, 2020, Owl Rock Capital Group, the parent of the Adviser (and a subsidiary of Owl Rock Capital Partners), and Dyal announced they are merging to form Blue Owl.  Blue Owl will enter the public market via its acquisition by Altimar, a special purpose acquisition company. The Transaction, if consummated, will result in a change in control of the Adviser, which will be deemed an assignment of the Investment Advisory Agreement in accordance with the 1940 Act. As a result, the Board, after considering the Transaction and subsequent change in control, has determined that upon consummation of the Transaction and subject to the approval of the Company’s shareholders at a special meeting expected to be held on March 17, 2021, the Company should enter into a third amended and restated investment advisory agreement with the Adviser on terms that are identical to the Investment Advisory Agreement. See “Business – The Adviser and Administrator – Owl Rock Capital Advisors LLC.”

Compensation of the Adviser

We pay the Adviser an investment advisory fee for its services under the Investment Advisory Agreement consisting of two components: a Management Fee and an Incentive Fee. The cost of both the Management Fee and the Incentive Fee will ultimately be borne by our shareholders.

The Management Fee is payable quarterly in arrears. Prior to July 18, 2019 (the “Listing Date”), the Management Fee was payable at an annual rate of 0.75% of our (i) average gross assets, excluding cash and cash equivalents but including assets purchased with borrowed amounts, at the end of our two most recently completed calendar quarters plus (ii) the average of any shareholder’s remaining unfunded Capital Commitments to us at the end of the two most recently completed calendar quarters. Following the Listing Date, the Management Fee is payable at an annual rate of (x) 1.5% of our average gross assets excluding cash and cash equivalents but including assets purchased with borrowed amounts, that is above an asset coverage ratio of 200% calculated in accordance with Sections 18 and 61 of the 1940 Act and (y) 1.00% of the Company’s average gross assets (excluding cash and cash equivalents, but including assets purchased with borrowed amounts) that is below an asset coverage ratio of 200% calculated in accordance with Sections 18 and 61 of the 1940 Act, in each case at the end of the two most recently completed calendar quarters payable quarterly in arrears. The Management Fee for any partial month or quarter, as the case may be, will be appropriately prorated and adjusted for any share issuances or repurchases during the relevant calendar months or quarters, as the case may be. For purposes of the Investment Advisory Agreement, gross assets means our total assets determined on a consolidated basis in accordance with generally accepted accounting principles in the United States, excluding cash and cash equivalents, but including assets purchased with borrowed amounts.

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

Fee Waiver

On February 27, 2019, the Adviser agreed at all times prior to the fifteen-month anniversary of an Exchange Listing (which includes the IPO), to waive (i) any portion of the Management Fee that is in excess of 0.75% of the Company’s gross assets, excluding cash and cash-equivalents but including assets purchased with borrowed amounts at the end of the two most recently completed calendar quarters, calculated in accordance with the Investment Advisory Agreement, and (ii) the entire Incentive Fee (including, for the avoidance of doubt, both the portion of the incentive fee based on the Company’s income and the capital gains incentive fee). The fee waiver expired on October 18, 2020.

Limitations of Liability and Indemnification

The Adviser and its officers, managers, partners, agents, employees, controlling persons, members and any other person or entity affiliated with the Adviser, including without limitation its sole member, are not liable to us for any action taken or omitted to be taken by the Adviser in connection with the performance of any of its duties or obligations under the Investment Advisory Agreement or otherwise as our investment adviser (except to the extent specified in Section 36(b) of the 1940 Act, concerning loss resulting from a breach of fiduciary duty (as the same is finally determined by judicial proceedings) with respect to the receipt of compensation for services).

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

Board Approval of the Investment Advisory Agreement

On January 12, 2021, the Board held a meeting to consider and approve the continuation of the Investment Advisory Agreement and, subject to the consummation of the Transaction and the approval of the Company’s shareholders at a special meeting expected to be held on March 17, 2021, the third amended and restated investment advisory agreement, as well as related matters. See “Business – The Adviser and Administrator – Owl Rock Capital Advisors LLC.” The Board was provided information it required to consider the Investment Advisory Agreement, including: (a) the nature, quality and extent of the advisory and other services to be provided to us by the Adviser; (b) comparative data with respect to advisory fees or similar expenses paid by other BDCs, which could include employees of the Adviser or its affiliates; (c) our projected operating expenses and expense ratio compared to BDCs with similar investment objectives; (d) any existing and potential sources of indirect income to the Adviser from its relationship with us and the profitability of that relationship; (e) information about the services to be performed and the personnel performing such services under the Investment Advisory Agreement; (f) the organizational capability and financial condition of the Adviser and its affiliates; and (g) the possibility of obtaining similar services from other third-party service providers or through an internally managed structure.

Based on the information reviewed and the discussion thereof, the Board, including a majority of the non-interested directors, determined that the investment advisory fee rates are reasonable in relation to the services provided and approved the continuation of the Investment Advisory Agreement and, subject to the consummation of the Transaction and the approval of the Company’s shareholders at a special meeting expected to be held on March 17, 2021, the third amended and restated investment advisory agreement, as being in the best interests of our shareholders.

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

The continuation of the Administration Agreement and, subject to the consummation of the Transaction, the amended and restated administration agreement, was approved by the Board on January 12, 2021. See “Business – The Adviser and Administrator –

Owl Rock Capital Advisors LLC.” Unless earlier terminated as described below, the Administration Agreement will remain in effect year-to-year if approved annually by a majority of the Board or by the holders of a majority of our outstanding voting securities and, in each case, a majority of the independent directors. We may terminate the Administration Agreement, without payment of any penalty, upon 60 days’ written notice. The decision to terminate the agreement may be made by a majority of the Board or the shareholders holding a Majority of the Outstanding Shares of our common stock. In addition, the Adviser may terminate the Administration Agreement, without payment of any penalty, upon 60 days’ written notice. To the extent that the Adviser outsources any of its functions we will pay the fees associated with such functions without profit to the Adviser.

The Administration Agreement provides that the Adviser and its affiliates’ respective officers, directors, members, managers, stockholders and employees are entitled to indemnification from us from and against any claims or liabilities, including reasonable legal fees and other expenses reasonably incurred, arising out of or in connection with our business and operations or any action taken or omitted on our behalf pursuant to authority granted by the Administration Agreement, except where attributable to willful misfeasance, bad faith or gross negligence in the performance of such person’s duties or reckless disregard of such person’s obligations and duties under the Administration Agreement.

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

Affiliated Transactions

We may be prohibited under the 1940 Act from conducting certain transactions with our affiliates without prior approval of the directors who are not interested persons, and in some cases, the prior approval of the SEC.  We, the Adviser and certain of its affiliates have been granted exemptive relief by the SEC to co-invest with other funds managed by the Adviser or its affiliates, including the other Owl Rock BDCs, in a manner consistent with our investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors. Pursuant to such exemptive relief, we are generally permitted to co-invest with certain of our affiliates if a “required majority” (as defined in Section 57(o) of the 1940 Act) of the Board make certain conclusions in connection with a co-investment transaction, including that (1) the terms of the transaction, including the consideration to be paid, are reasonable and fair to us and our shareholders and do not involve overreaching by us or our shareholders on the part of any person concerned, (2) the transaction is consistent with the interests of our shareholders and is consistent with our investment objective and strategies, and (3) the investment by our affiliates would not disadvantage us, and our participation would not be on a basis different from or less advantageous than that on which our affiliates are investing. In addition, pursuant to an exemptive order issued by the SEC on April 8, 2020 and applicable to all BDCs, through December 31, 2020, we were permitted, subject to the satisfaction of certain conditions, to complete follow-on investments in our existing portfolio companies with certain private funds managed by our Adviser or its affiliates and covered by our exemptive relief, even if such private funds had not previously invested in such existing portfolio company. Without this order, private funds would generally not be able to participate in such follow-on investments with the Company unless the private funds had previously acquired securities of the portfolio company in a co-investment transaction with the Company. Although the conditional exemptive order has expired, the SEC’s Division of Investment  Management has indicated that until March 31, 2021, it will not recommend enforcement action, to the extent that any BDC with an existing coinvestment order continues to engage in certain transactions described in the conditional exemptive order, pursuant to the same terms and conditions described therein. The Owl Rock Advisers’ allocation policy seeks to ensure equitable allocation of investment opportunities over time between Owl Rock Clients. As a result of the exemptive relief, there could be significant overlap in our investment portfolio and the investment portfolio of other Owl Rock Clients and/or other funds established by the the Owl Rock Advisers that could avail themselves of the exemptive relief.

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

Regulation as a Business Development Company

We have elected to be regulated as a BDC under the 1940 Act. The 1940 Act contains prohibitions and restrictions relating to transactions between BDCs and their affiliates (including any investment advisers or sub-advisers), principal underwriters and affiliates of those affiliates or underwriters and requires that a majority of the directors be persons other than “interested persons,” as that term is defined in the 1940 Act.

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

As a BDC, the ratio of our total assets (less total liabilities other than indebtedness represented by senior securities) to our total indebtedness represented by senior securities plus preferred stock, if any, must be at least 200% (or 150% if certain conditions are met). This means that generally, we can borrow up to $1 for every $1 of investor equity (or, if certain conditions are met, we can borrow up to $2 for every $1 of investor equity). The reduced asset coverage requirement would permit a BDC to double the amount of leverage it could incur. On March 31, 2020, our Board, including a “required majority” (as such term is defined in Section 57(o) of the Investment Company Act) of our Board, approved the application of the modified asset coverage requirements set forth in Section 61(a)(2) of the Investment Company Act, as amended by the Small Business Credit Availability Act. On June 8, 2020, the date of our shareholder meeting, we received shareholder approval for the application of the modified asset coverage requirements set forth in Section 61(a)(2) of the 1940 Act, as amended by the Small Business Credit Availability Act. As a result, effective on June 9, 2020, our asset coverage requirement applicable to senior securities was reduced from 200% to 150%.

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

We do not intend to acquire securities issued by any investment company that exceed the limits imposed by the 1940 Act and the rules and regulations thereunder. Prior to January 19, 2021, except for registered money market funds, we generally were prohibited from acquiring more than 3% of the voting stock of any registered investment company, investing more than 5% of the value of our total assets in the securities of one investment company, or investing more than 10% of the value of our total assets in the securities of more than one investment company without obtaining exemptive relief from the SEC. However, the SEC adopted new rules, which became effective on January 19, 2021, that allow us to acquire the securities of other investment companies in excess of the 3%, 5%, and 10% limitations without obtaining exemptive relief  if we comply with certain conditions. If we invest in securities issued by investment companies, if any, it should be noted that such investments might subject our shareholders to additional expenses as they will be indirectly responsible for the costs and expenses of such companies.

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

Temporary Investments. Pending investment in other types of qualifying assets, as described above, our investments can consist of cash, cash equivalents, U.S. government securities or high quality debt securities maturing in one year or less from the time of investment, which are referred to herein, collectively, as temporary investments, so that 70% of our assets would be qualifying assets. We may invest in highly rated commercial paper, U.S. government agency notes, U.S. Treasury bills or in repurchase agreements relating to such securities that are fully collateralized by cash or securities issued by the U.S. government or its agencies. A repurchase agreement involves the purchase by an investor, such as us, of a specified security and the simultaneous agreement by the seller to repurchase it at an agreed-upon future date and at a price that is greater than the purchase price by an amount that reflects an agreed-

upon interest rate. Consequently, repurchase agreements are functionally similar to loans. There is no percentage restriction on the proportion of our assets that may be invested in such repurchase agreements. However, the 1940 Act and certain diversification tests in order to qualify as a RIC for federal income tax purposes typically require us to limit the amount we invest with any one counterparty. Accordingly, we do not intend to enter into repurchase agreements with a single counterparty in excess of this limit. The Adviser will monitor the creditworthiness of the counterparties with which we may enter into repurchase agreement transactions.

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

Senior Securities; Coverage Ratio. We are generally permitted, under specified conditions, to issue multiple classes of indebtedness and one class of stock senior to our common stock if immediately after such borrowing or issuance, the ratio of our total assets (less total liabilities other than indebtedness represented by senior securities) to our total indebtedness represented by senior securities plus preferred stock, if any, is at least 200% (or 150%, if certain requirements are met). This means that generally, a BDC can borrow up to $1 for every $1 of investor equity or, if certain requirements are met and it reduces its asset coverage ratio, it can borrow up to $2 for every $1 of investor equity. On March 31, 2020, our Board, including a “required majority” (as such term is defined in Section 57(o) of the Investment Company Act) of our Board, approved the application of the modified asset coverage requirements set forth in Section 61(a)(2) of the Investment Company Act, as amended by the Small Business Credit Availability Act. On June 8, 2020, the date of our shareholder meeting, we received shareholder approval for the application of the modified asset coverage requirements set forth in Section 61(a)(2) of the 1940 Act, as amended by the Small Business Credit Availability Act. As a result, effective on June 9, 2020, our asset coverage requirement applicable to senior securities was reduced from 200% to 150%.

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

Codes of Ethics. We and the Adviser have each adopted a code of ethics pursuant to Rule 17j-1 under the 1940 Act and Rule 204A-1 under the Advisers Act, respectively, that establishes procedures for personal investments and restricts certain personal securities transactions. Personnel subject to the code are permitted to invest in securities for their personal investment accounts, including securities that may be purchased or held by us, so long as such investments are made in accordance with the code’s requirements. Our code of ethics is available, free of charge, on our website at www.owlrockcapitalcorporation.com. In addition, the code of ethics is available on the EDGAR Database on the SEC’s website at http://www.sec.gov.

Affiliated Transactions. We may be prohibited under the 1940 Act from conducting certain transactions with our affiliates without the prior approval of our directors who are not interested persons and, in some cases, the prior approval of the SEC. We, the Adviser, and certain affiliates have applied for and been granted exemptive relief by the SEC to co-invest with other funds managed by the Adviser or its affiliates in a manner consistent with our investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors. Pursuant to such exemptive relief, we generally are permitted to co-invest with certain of our affiliates if a “required majority” (as defined in Section 57(o) of the 1940 Act) of our independent directors makes certain conclusions in connection with a co-investment transactions, including that (1) the terms of the transaction, including the consideration to be paid, are reasonable and fair to us and our shareholders and do not involve overreaching of us or our shareholders on the part of any person concerned, (2) the transaction is consistent with the interests of our shareholders and is consistent with our investment objective and strategies, and (3) the investment by our affiliates would not disadvantage us, and our participation would not be on a basis different from or less advantageous than that on which our affiliates are investing. The Owl Rock Advisers’ allocation policy incorporates the conditions of the exemptive relief and seeks to ensure equitable allocation of investment opportunities between the Company and/or other funds managed by the Adviser or its affiliates over time. As a result of exemptive relief, there could be significant overlap in the Company’s investment portfolio and the investment portfolio of other Owl Rock Clients that could avail themselves of the exemptive relief.

Cancellation of the Investment Advisory Agreement. Under the 1940 Act, the Investment Advisory Agreement will automatically terminate in the event of its assignment, as defined in the 1940 Act, by the Adviser. See "Investment Advisory Agreement - Term." The Investment Advisory Agreement may be terminated at any time, without penalty, by us upon not less than 60 days’ written notice to the Adviser and may be terminated at any time, without penalty, by the Adviser upon 60 days’ written notice to us. The holders of a Majority of our Outstanding Shares may also terminate the Investment Advisory Agreement without penalty upon not less than 60 days’ written notice. Unless terminated earlier as described above, the Investment Advisory Agreement will remain in effect for a period of two years from the date it first become effective and will remain in effect from year-to-year thereafter if approved annually by our Board or by the affirmative vote of the holders of a Majority of our Outstanding Shares, and, in either case, if also approved by a majority of our directors who are not “interested persons” as defined in the 1940 Act.

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

The discussion is based upon the Code, U.S. Department of Treasury ("Treasury") regulations, and administrative and judicial interpretations, each as of the date of this report and all of which are subject to change, possibly retroactively, which could affect the continuing validity of this discussion. We have not sought and will not seek any ruling from the IRS regarding any matter discussed herein. Prospective investors should be aware that, although we intend to adopt positions we believe are in accord with current interpretations of the U.S. federal income tax laws, the IRS may not agree with the tax positions taken by us and that, if challenged by the IRS, our tax positions might not be sustained by the courts. This summary does not discuss any aspects of U.S. estate, alternative minimum, or gift tax or foreign, state or local tax. It also does not discuss the special treatment under U.S. federal income tax laws that could result if we invested in tax-exempt securities or certain other investment assets.

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

If we purchase shares in a “passive foreign investment company,” or PFIC, we may be subject to U.S. federal income tax on a portion of any “excess distribution” or gain from the disposition of such shares even if such income is distributed as a taxable dividend by us to our stockholders. Additional charges in the nature of interest may be imposed on us in respect of deferred taxes arising from such distributions or gains. If we invest in a PFIC and elect to treat the PFIC as a “qualified electing fund” under the Code, or QEF, in lieu of the foregoing requirements, we will be required to include in income each year a portion of the ordinary earnings and net capital gain of the QEF, even if such income is not distributed to us. Alternatively, we can elect to mark-to-market at the end of each taxable year our shares in a PFIC; in this case, we will recognize as ordinary income any increase in the value of such shares and as ordinary loss any decrease in such value to the extent it does not exceed prior increases included in income. Under either election, we may be required to recognize in a year income in excess of our distributions from PFICs and our proceeds from dispositions of PFIC stock during that year, and such income will nevertheless be subject to the Annual Distribution Requirement and will be taken into account for purposes of the 4% U.S. federal excise tax. We intend to limit and/or manage our holdings in PFICs to minimize our liability for any taxes and related interest charges.

Foreign exchange gains and losses realized by us in connection with certain transactions involving non-dollar debt securities, certain foreign currency futures contracts, foreign currency option contracts, foreign currency forward contracts, foreign currencies, or payables or receivables denominated in a foreign currency are subject to Code provisions that generally treat such gains and losses as ordinary income and losses and may affect the amount, timing and character of distributions to our stockholders. Any such transactions that are not directly related to our investment in securities (possibly including speculative currency positions or currency derivatives not used for hedging purposes) could, under future Treasury regulations, produce income not among the types of “qualifying income” from which a RIC must derive at least 90% of its annual gross income.

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

If we fail to qualify for treatment as a RIC, and certain amelioration provisions are not applicable, we would be subject to tax on all of our taxable income (including our net capital gains) at regular corporate rates. We would not be able to deduct distributions to our shareholders, nor would they be required to be made. Distributions, including distributions of net long-term capital gain, would generally be taxable to our shareholders as ordinary dividend income to the extent of our current and accumulated earnings and profits. Subject to certain limitations under the Code, our corporate shareholders would be eligible to claim a dividend received deduction with respect to such dividend our non-corporate shareholders would generally be able to treat such dividends as “qualified dividend income,” which is subject to reduced rates of U.S. federal income tax. Distributions in excess of our current and accumulated earnings and profits would be treated first as a return of capital to the extent of the shareholder’s tax basis, and any remaining distributions would be treated as a capital gain. In order to requalify as a RIC, in addition to the other requirements discussed above, we would be required to distribute all of our previously undistributed earnings attributable to the period we failed to qualify as a RIC by the end of the first year that we intend to requalify as a RIC. If we fail to requalify as a RIC for a period greater than two taxable years, we may be subject to regular corporate tax on any net built-in gains with respect to certain of our assets (i.e., the excess of the aggregate gains, including items of income, over aggregate losses that would have been realized with respect to such assets if we had been liquidated) that we elect to recognize on requalification or when recognized over the next five years.

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

An investment in our securities involves risks. The following is a summary of the principal risks that you should carefully consider before investing in our securities.

We are subject to risks related to the economy.

•	Political, social and economic uncertainty, including uncertainty related to the COVID-19 pandemic, creates and exacerbates risks.
•	The COVID-19 pandemic has caused severe disruptions in the U.S. economy and has disrupted financial activity in the areas in which we or our portfolio companies operate.
•

Price declines in the corporate leveraged loan market, including as a result of the COVID-19 pandemic, may adversely affect the fair value of our portfolio, reducing our net asset value through increased net unrealized depreciation and the incurrence of realized losses.

•	Economic recessions or downturns, including as a result of the COVID-19 pandemic, could impair our portfolio companies and harm our operating results.

We are subject to risks related to our business.

•	The lack of liquidity in our investments may adversely affect our business.
•	Defaults under our current borrowings or any future borrowing facility or notes may adversely affect our business, financial condition, results of operations and cash flows.
•

To the extent that we borrow money, the potential for gain or loss on amounts invested in us will be magnified and may increase the risk of investing in us. Borrowed money may also adversely affect the return on our assets, reduce cash available to service our debt or for distribution to our shareholders, and result in losses.

•

Our ability to achieve our investment objective depends on our Adviser’s ability to manage and support our investment process. If our Adviser were to lose a significant number of its key professionals, or terminate the Investment Advisory Agreement, our ability to achieve our investment objective could be significantly harmed.

•

Because our business model depends to a significant extent upon the Adviser’s relationships with corporations, financial institutions and investment firms, the inability of our Adviser to maintain or develop these relationships, or the failure of these relationships to generate investment opportunities, could adversely affect our business.

•	We may face increasing competition for investment opportunities, which could delay further deployment of our capital, reduce returns and result in losses.
•

Our investment portfolio is recorded at fair value as determined in good faith in accordance with procedures established by our Board and, as a result, there is and will be uncertainty as to the value of our portfolio investments.

•	Our Board may change our operating policies and strategies without prior notice or shareholder approval, the effects of which may be adverse to our shareholders.
•	The interest rates of our term loans to our portfolio companies that extend beyond 2021 might be subject to change based on recent regulatory changes, including the decommissioning of LIBOR.

We are subject to risks related to our Adviser and its affiliates.

•

The Adviser and its affiliates, including our officers and some of our directors, may face conflicts of interest caused by compensation arrangements with us and our affiliates, which could result in increased risk-taking by us.

•	Our fee structure may create incentives for our Adviser to make speculative investments or use substantial leverage.
•	We may compete for capital and investment opportunities with other entities managed by our Adviser or its affiliates, subjecting our Adviser to certain conflicts of interest.
•	We may be obligated to pay our Adviser incentive fees even if we incur a net loss due to a decline in the value of our portfolio and even if our earned interest income is not payable in cash.
•	Our ability to enter into transactions with our affiliates will be restricted.

We are subject to risks related to business development companies.

•

The requirement that we invest a sufficient portion of our assets in qualifying assets could preclude us from investing in accordance with our current business strategy; conversely, the failure to invest a sufficient portion of our assets in qualifying assets could result in our failure to maintain our status as a BDC.

•

Regulations governing our operation as a BDC and RIC affect our ability to raise capital and the way in which we raise additional capital or borrow for investment purposes, which may have a negative effect on our growth. As a BDC, the necessity of raising additional capital may expose us to risks, including risks associated with leverage.

We are subject to risks related to our investments.

•	Our investments in portfolio companies may be risky, and we could lose all or part of our investments.
•	Defaults by our portfolio companies could jeopardize a portfolio company’s ability to meet its obligations under the debt or equity investments that we hold which could harm our operating results.
•

Subordinated liens on collateral securing debt investments that we may make to portfolio companies may be subject to control by senior creditors with first priority liens. If there is a default, the value of the collateral may not be sufficient to repay in full both the first priority creditors and us.

•

We generally will not control the business operations of our portfolio companies and, due to the illiquid nature of our holdings in our portfolio companies, we may not be able to dispose of our interest in our portfolio companies.

•	We are, and will continue to be, exposed to risks associated with changes in interest rates.
•	International investments create additional risks.

We are subject to risks related to an investment in our common stock.

•	The market value of our common stock may fluctuate significantly.
•

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

We are subject to risks related to U.S. federal income tax.

•

We will be subject to corporate-level U.S. federal income tax if we are unable to maintain our tax treatment as a RIC under Subchapter M of the Code or if we make investments through taxable subsidiaries.

•	We may have difficulty paying our required distributions if we recognize income before or without receiving cash representing such income.

Risks Related to the Economy

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

For example, in December 2019, COVID-19 emerged in China and has since spread rapidly to other countries, including the United States. This outbreak has led and for an unknown period of time will continue to lead to disruptions in local, regional, national and global markets and economies affected thereby. See “The COVID-19 pandemic has caused severe disruptions in the U.S. economy and has disrupted financial activity in the areas in which we or our portfolio companies operate.”

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

In December 2019, COVID-19 emerged in China and has since spread rapidly to other countries, including the United States. This outbreak has led and for an unknown period of time will continue to lead to disruptions in local, regional, national and global markets and economies affected thereby. With respect to the U.S. credit markets (in particular for middle market loans), this outbreak has resulted in, and until fully resolved is likely to continue to result in, the following, among other things: (i) government imposition of various forms of shelter in place orders and the closing of “non-essential” businesses, resulting in significant disruption to the businesses of many middle-market loan borrowers including supply chains, demand and practical aspects of their operations, as well as in lay-offs of employees, and, while these effects are hoped to be temporary, some effects could be persistent or even permanent; (ii) increased draws by borrowers on revolving lines of credit; (iii) increased requests by borrowers for amendments and waivers of their credit agreements to avoid default, increased defaults by such borrowers and/or increased difficulty in obtaining refinancing at the maturity dates of their loans; (iv) volatility and disruption of these markets including greater volatility in pricing and spreads and difficulty in valuing loans during periods of increased volatility, and liquidity issues; and (v) rapidly evolving proposals and/or actions by state and federal governments to address problems being experienced by the markets and by businesses and the economy in general which will not necessarily adequately address the problems facing the loan market and middle market businesses. This outbreak is having, and any future outbreaks could have, an adverse impact on the markets and the economy in general, which could have a material adverse impact on, among other things, the ability of lenders to originate loans, the volume and type of loans originated, and the volume and type of amendments and waivers granted to borrowers and remedial actions taken in the event of a borrower default, each of which could negatively impact the amount and quality of loans available for investment by us and returns to us, among other things. As of the date of this Annual Report, it is impossible to determine the scope of this outbreak, or any future outbreaks, how long any such outbreak, market disruption or uncertainties may last, the effect any governmental actions will have or the full potential impact on us and our portfolio companies.

While several countries, as well as certain states, counties and cities in the United States, have relaxed initial public health restrictions with a view to partially or fully reopening their economies,  many cities world-wide have since experienced a surge in the reported number of cases, hospitalizations and deaths related to the COVID-19 pandemic. These increases  have led to the re-introduction of restrictions and business shutdowns in certain states, counties and cities in the United States and globally and could continue to lead to the re-introduction of such restrictions and business shutdowns elsewhere. Additionally, as of late December 2020, travelers from the United States are not allowed to visit Canada, Australia or the majority of countries in Europe, Asia, Africa and South America. These continued travel restrictions may prolong the global economic downturn. In addition, although the Federal Food and Drug Administration authorized vaccines for emergency use starting in December 2020, it remains unclear how quickly the vaccines will be distributed nationwide and globally or when “herd immunity” will be achieved and the restrictions that were imposed to slow the spread of the virus will be lifted entirely. The delay in distributing the vaccines could lead people to continue to self-isolate and not participate in the economy at pre-pandemic levels for a prolonged period of time. Even after the COVID-19 pandemic subsides, the U.S. economy and most other major global economies may continue to experience a recession, and we anticipate our business and operations could be materially adversely affected by a prolonged recession in the United States and other major markets.

The impact of COVID-19 led to significant volatility and declines in the global public equity markets and it is uncertain how long this volatility will continue. As COVID-19 continues to spread, the potential impacts, including a global, regional or other economic recession, are increasingly uncertain and difficult to assess.  Some economists and major investment banks have expressed concern that the continued spread of the virus globally could lead to a world-wide economic downturn, the impacts of which could last for some period after the pandemic is controlled and/or abated.

General uncertainty surrounding the dangers and impact of COVID-19 (including the preventative measures taken in response thereto and additional uncertainty regarding new variants of COVID-19 that have emerged) has to date created significant disruption in supply chains and economic activity and are having a particularly adverse impact on transportation, hospitality, tourism, entertainment and other industries, including industries in which certain of our portfolio companies operate which has in turn created significant business disruption issues for certain of our portfolio companies, and materially and adversely impacted the value and performance of certain of our portfolio companies. On March 27, 2020, the U.S. government enacted the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), which contains provisions intended to mitigate the adverse economic effects of the COVID-19 pandemic and a second stimulus package on December 27, 2020, which provides $900 billion in resources to small businesses and individuals that have been adversely affected by the COVID-19 pandemic; however, our portfolio companies have not benefited from the CARES Act and we do not expect that they will benefit from most of the other subsequent legislation intended to provide financial relief or assistance.

In addition,  disruptions in the capital markets caused by the COVID-19 pandemic have increased the spread between the yields realized on risk-free and higher risk securities, resulting in illiquidity in parts of the capital markets. These and future market disruptions and/or illiquidity would be expected to have an adverse effect on our business, financial condition, results of operations and cash flows. Unfavorable economic conditions also would be expected to increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. These events have limited and could continue to limit our investment originations, limit our ability to grow and have a material negative impact on our and our portfolio companies' operating results and the fair values of our debt and equity investments.

The COVID-19 pandemic is continuing as of the filing date of this Annual Report, and its extended duration may have further adverse impacts on our portfolio companies after December 31, 2020, including for the reasons described herein.

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

The U.S. capital markets have experienced extreme volatility and disruption following the global outbreak of COVID-19 that began in December 2019, as evidenced by the volatility in global stock markets as a result of, among other things, uncertainty surrounding the COVID-19 pandemic and the fluctuating price of commodities such as oil. Despite actions of the U.S. federal government and foreign governments, these events have contributed to unpredictable general economic conditions that are materially and adversely impacting the broader financial and credit markets and reducing the availability of debt and equity capital for the market as a whole. These conditions could continue for a prolonged period of time or worsen in the future.

Given the ongoing and dynamic nature of the circumstances, it is difficult to predict the full impact of the COVID-19 pandemic on our business. The extent of such impact will depend on future developments, which are highly uncertain, including when the coronavirus can be controlled and abated and whether there will be additional economic shutdowns. As the result of the COVID-19 pandemic and the related adverse local and national economic consequences, we could be subject to any of the following risks, any of which could have a material, adverse effect on our business, financial condition, liquidity, and results of operations:

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

Price declines in the corporate leveraged loan market, including as a result of the COVID-19 pandemic, may adversely affect the fair value of our portfolio, reducing our net asset value through increased net unrealized depreciation and the incurrence of realized losses.

Conditions in the U.S. corporate debt market may experience disruption or deterioration, such as the current disruptions resulting from the COVID-19 pandemic or any future disruptions, which may cause pricing levels to decline or be volatile. As a result, our net asset value could decline through an increase in unrealized depreciation and incurrence of realized losses in connection with the sale or other disposition of our investments, which could have a material adverse effect on our business, financial condition and results of operations.

Global economic, political and market conditions may adversely affect our business, financial condition and results of operations, including our revenue growth and profitability.

The current worldwide financial markets situation, as well as various social and political tensions in the United States and around the world (including wars and other forms of conflict, terrorist acts, security operations and catastrophic events such as fires, floods, earthquakes, tornadoes, hurricanes and global health epidemics), may contribute to increased market volatility, may have long term effects on the United States and worldwide financial markets, and may cause economic uncertainties or deterioration in the United States and worldwide. For example, the outbreak in December 2019 of COVID-19 continues to adversely impact global commercial activity and has contributed to significant volatility in financial markets. We monitor developments and seek to manage our investments in a manner consistent with achieving our investment objective, but there can be no assurance that we will be successful in doing so. See “— Political, social and economic uncertainty, including uncertainty related to the COVID-19 pandemic, creates and exacerbates risks.”

Economic recessions or downturns, including as a result of the COVID-19 pandemic, could impair our portfolio companies and harm our operating results.

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

Risks Related to Our Business

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

	Assumed Return on Our Portfolio (Net of Expenses)
	-10%	-5%	0%	5%	10%
Corresponding return to common shareholder(1)	-22.9%	-13.1%	-3.3%	6.6%	16.4%

(1)

Assumes, as of December 31, 2020, (i) $11.3 billion in total assets, (ii) $5.4 billion in outstanding indebtedness, (iii) 5.8 billion in net assets and (iv) weighted average interest rate, excluding fees (such as fees on undrawn amounts and amortization of financing costs), of 3.5%.

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

We may want to obtain additional debt financing, or need to do so upon maturity of our credit facilities, in order to obtain funds which may be made available for investments. The revolving period under the Revolving Credit Facility ends on September 3, 2024, with respect to $1.295 billion of commitments, and on March 31, 2023, with respect to the remaining commitments. The Revolving Credit Facility will mature on September 3, 2025, with respect to $1.295 billion of commitments, and on April 2, 2024, with respect to the remaining commitments.The three special purpose vehicle asset credit facilities, SPV Asset Facility II, SPV Asset Facility III and SPV Asset Facility IV, mature on May 22, 2028, December 14, 2023, and August 2, 2029, respectively. The 2023 Notes, the 2024 Notes, the 2025 Notes, the July 2025 Notes, the 2026 Notes and the July 2026 Notes mature on June 21, 2023, April 15, 2024, March 31, 2025, July 22, 2025, January 15, 2026 and July 15, 2026, respectively. CLO I, CLO II, CLO III, CLO IV, and CLO V (collectively, the “CLOs”) mature on May 20, 2031, January 20, 2031, April 20, 2032, May 20, 2029, and November 20, 2029, respectively. If we are unable to increase, renew or replace any such facilities and enter into new debt financing facilities or other debt financing on commercially reasonable terms, our liquidity may be reduced significantly. In addition, if we are unable to repay amounts outstanding under any such facilities and are declared in default or are unable to renew or refinance these facilities, we may not be able to make new investments or operate our business in the normal course. These situations may arise due to circumstances that we may be unable to control, such as lack of access to the credit markets, a severe decline in the value of the U.S. dollar, an economic downturn or an operational problem that affects us or third parties, and could materially damage our business operations, results of operations and financial condition.

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

As a BDC, generally, the ratio of our total assets (less total liabilities other than indebtedness represented by senior securities) to our total indebtedness represented by senior securities plus any preferred stock, if any, must be at least 200%; however, the Small Business Credit Availability Act has modified the 1940 Act by allowing a BDC to increase the maximum amount of leverage it may incur from an asset coverage ratio of 200% to an asset coverage ratio of 150%, if certain requirements are met. On June 8, 2020, our shareholders, approved the application of the modified asset coverage requirements set forth in Section 61(a)(2) of the 1940 Act, as amended by the Small Business Credit Availability Act. As a result, effective June 9, 2020, our asset coverage ratio applicable to senior securities was reduced from 200% to 150%, and the risks associated with an investment in us may increase. If this ratio declines below 150%, we cannot incur additional debt and could be required to sell a portion of our investments to repay some indebtedness when it may be disadvantageous to do so. This could have a material adverse effect on our operations, and we may not be able to service our debt or make distributions.

Our ability to achieve our investment objective depends on our Adviser’s ability to manage and support our investment process. If our Adviser were to lose a significant number of its key professionals, or terminate the Investment Advisory Agreement, our ability to achieve our investment objective could be significantly harmed.

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

We may compete for investments with other BDCs and investment funds (including registered investment companies, private equity funds and mezzanine funds), including the Owl Rock Clients, as well as traditional financial services companies such as commercial banks and other sources of funding. Moreover, alternative investment vehicles, such as hedge funds, continue to increase their investment focus in our target market of privately owned U.S. companies. We may experience increased competition from banks and investment vehicles who may continue to lend to the middle market. Additionally, the U.S. Federal Reserve and other bank regulators may periodically provide incentives to U.S. commercial banks to originate more loans to U.S. middle market private companies. As a result of these market participants and regulatory incentives, competition for investment opportunities in privately owned U.S. companies is strong and may intensify. Many of our competitors are substantially larger and have considerably greater financial, technical, and marketing resources than we do. For example, some competitors may have a lower cost of capital and access to funding sources that are not available to us. In addition, some competitors may have higher risk tolerances or different risk assessments than us. These characteristics could allow our competitors to consider a wider variety of investments, establish more relationships and offer better pricing and more flexible structuring than we are able to do.

We may lose investment opportunities if we do not match our competitors’ pricing, terms, and investment structure criteria. If we are forced to match these competitors’ investment terms criteria, we may not be able to achieve acceptable returns on our investments or may bear substantial risk of capital loss. A significant increase in the number and/or the size of our competitors in our target market could force us to accept less attractive investment terms. Furthermore, many competitors are not subject to the regulatory restrictions that the 1940 Act imposes on us as a BDC or the source of income, asset diversification and distribution requirements we must satisfy to maintain our RIC tax treatment. The competitive pressures we face, and the manner in which we react or adjust to competitive pressures, may have a material adverse effect on our business, financial condition, results of operations, effective yield on investments, investment returns, leverage ratio, and cash flows. As a result of this competition, we may not be able to take advantage of attractive investment opportunities from time to time. Also, we may not be able to identify and make investments that are consistent with our investment objective.

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

As a BDC, we are required to carry our investments at market value or, if no market value is ascertainable, at the fair value as determined in good faith in accordance with procedures established by our Board. Decreases in the market values or fair values of our investments relative to amortized cost will be recorded as unrealized depreciation. Any unrealized losses in our portfolio could be an indication of a portfolio company’s inability to meet its repayment obligations to us with respect to the affected loans. This could result in realized losses in the future and ultimately in reductions of our income available for distribution in future periods. In addition, decreases in the market value or fair value of our investments will reduce our net asset value. See “ITEM 7 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — Critical Accounting Policies — Investments at Fair Value.”

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

•	sudden electrical or telecommunications outages;
•	natural disasters such as earthquakes, tornadoes and hurricanes;
•	disease pandemics, including the COVID-19 pandemic;
•	events arising from local or larger scale political or social matters, including terrorist acts;
•	outages due to idiosyncratic issues at specific service providers; and
•	cyber-attacks.

These events, in turn, could have a material adverse effect on our operating results and negatively affect the net asset value of our common stock and our ability to pay distributions to our shareholders.

The interest rates of our term loans to our portfolio companies that extend beyond 2021 might be subject to change based on recent regulatory changes.

The London Interbank Offered Rate (“LIBOR”) is the basic rate of interest used in lending transactions between banks on the London interbank market and is widely used as a reference for setting the interest rate on loans globally. We typically use LIBOR as a reference rate in term loans we extend to portfolio companies such that the interest due to us pursuant to a term loan extended to a portfolio company is calculated using LIBOR. The terms of our debt investments generally include minimum interest rate floors which are calculated based on LIBOR.

The United Kingdom’s Financial Conduct Authority (the “FCA”), which regulates LIBOR, announced that it will not compel panel banks to contribute to LIBOR after 2021. It is unclear if at that time LIBOR will cease to exist or if new methods of calculating LIBOR will be established such that it continues to exist after 2021. Central banks and regulators in a number of major jurisdictions (for example, United States, United Kingdom, European Union, Switzerland and Japan) have convened working groups to find, and implement the transition to, suitable replacements for interbank offered rates (“IBORs”). To identify a successor rate for U.S. dollar LIBOR, the Alternative Reference Rates Committee (“ARRC”), a U.S.-based group convened by the U.S. Federal Reserve Board and the Federal Reserve Bank of New York, was formed. The ARRC has identified the Secured Overnight Financing Rate (“SOFR”) as its preferred alternative rate for LIBOR. SOFR is a measure of the cost of borrowing cash overnight, collateralized by U.S. Treasury securities, and is based on directly observable U.S. Treasury-backed repurchase transactions. In addition, on March 25, 2020, the FCA stated that although the central assumption that firms cannot rely on LIBOR being published after the end of 2021 has not changed, the outbreak of COVID-19 has impacted the timing of many firms’ transition planning, and the FCA will continue to assess the impact of the COVID-19 outbreak on transition timelines and update the marketplace as soon as possible. Although SOFR appears to be the preferred replacement rate for U.S. dollar LIBOR, at this time, it is not possible to predict the effect of any such changes, any establishment of alternative reference rates or other reforms to LIBOR that may be enacted in the United States, United Kingdom or elsewhere or, whether the COVID-19 outbreak will have further effect on LIBOR transition plans. Furthermore, on November 30, 2020, Intercontinental Exchange, Inc. (ICE) announced that the ICE Benchmark Administration Limited (IBA), a wholly-owned subsidiary of ICE and the administrator of LIBOR, will consider extending the LIBOR transition deadline to June 30, 2023. The announcement was supported by the FCA and the U.S. Federal Reserve. Despite the announcement, regulators continue to emphasize the importance of LIBOR transition planning.

The elimination of LIBOR or any other changes or reforms to the determination or supervision of LIBOR could have an adverse impact on the market value of and/or transferability of any LIBOR-linked securities, loans, and other financial obligations or extensions of credit held by or due to us or on our overall financial condition or results of operations. In addition, while the majority of our LIBOR-linked loans contemplate that LIBOR may cease to exist and allow for amendment to a new base rate wtihout the approval of 100% of the lenders, if LIBOR ceases to exist, we will still need to renegotiate the credit agreements extending beyond 2021 with our portfolio companies that utilize LIBOR as a factor in determining the interest rate, in order to replace LIBOR with the new standard that is established, which may have an adverse effect on our overall financial condition or results of operations. Following the replacement of LIBOR, some or all of these credit agreements may bear interest at a lower interest rate, which could have an adverse impact on the value of our investments in these portfolio companies and, as a result on our results of operations. Moreover, if LIBOR ceases to exist, we may need to renegotiate certain terms of our credit facilities. If we are unable to do so, amounts drawn under our credit facilities may bear interest at a higher rate, which would increase the cost of our borrowings and, in turn, affect our results of operations.

The United Kingdom referendum decision to leave the European Union may create significant risks and uncertainty for global markets and our investments.

The decision made in the United Kingdom referendum to leave the European Union has led to volatility in global financial markets, and in particular in the markets of the United Kingdom and across Europe, and may also lead to weakening in consumer, corporate and financial confidence in the United Kingdom and Europe. Under the terms of the withdrawal agreement negotiated and agreed to between the United Kingdom and the European Union, the United Kingdom's departure from the European Union was followed by a transition period which ran until December 31, 2020 and during which the United Kingdom continued to apply European Union law and was treated for all material purposes as if it were still a member of the European Union. On December 24, 2020, the European Union and United Kingdom governments signed a trade deal that became provisionally effective on January 1, 2021 and that now governs the relationship between the United Kingdom and the European Union (the “Trade Agreement”). The Trade Agreement implements significant regulation around trade, transport of goods and travel restrictions between the United Kingdom and the European Union.

Notwithstanding the foregoing, the longer term economic, legal, political and social framework to be put in place between the United Kingdom and the European Union are unclear at this stage and are likely to lead to ongoing political and economic uncertainty and periods of exacerbated volatility in both the United Kingdom and in wider European markets for some time. In particular, the decision made in the United Kingdom referendum may lead to a call for similar referenda in other European jurisdictions which may cause increased economic volatility and uncertainty in the European and global markets. This volatility and uncertainty may have an adverse effect on the economy generally and on our ability, and the ability of our portfolio companies, to execute our respective strategies and to receive attractive returns.

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

Risks Related to Our Adviser and Its Affiliates

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

The Owl Rock Advisers currently manage the Owl Rock Clients and are not prohibited from raising money for and managing future investment entities that make the same or similar types of investments as those we target. As a result, the time and resources that our Adviser devotes to us may be diverted, and during times of intense activity in other investment programs they may devote less time and resources to our business than is necessary or appropriate. In addition, we may compete with any such investment entity also managed by the Adviser or its affiliates for the same investors and investment opportunities.

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

The incentive fee payable by us to our Adviser may create an incentive for our Adviser to make investments on our behalf that are risky or more speculative than would be the case in the absence of such compensation arrangements. The way in which the incentive fee is determined may encourage our Adviser to use leverage to increase the leveraged return on our investment portfolio.

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

Specifically, we may compete for investments with the Owl Rock Clients, subjecting our Adviser and its affiliates to certain conflicts of interest in evaluating the suitability of investment opportunities and making or recommending investments on our behalf. To mitigate these conflicts, the Owl Rock Advisers will seek to execute such transactions for all of the participating investment accounts, including us, on a fair and equitable basis and in accordance with the Owl Rock Advisers’ investment allocation policy, taking into account such factors as the relative amounts of capital available for new investments; cash on hand; existing commitments and reserves; the investment programs and portfolio positions of the participating investment accounts, including portfolio construction, diversification and concentration considerations; the investment objectives, guidelines and strategies of each client; the clients for which participation is appropriate’ each client’s life cycle; targeted leverage level; targeted asset mix and any other factors deemed appropriate.

We may be prohibited under the 1940 Act from participating in certain transactions with our affiliates without the prior approval of our directors who are not interested persons and, in some cases, the prior approval of the SEC. We, our Adviser and certain affiliates have been granted exemptive relief by the SEC to permit us to co-invest with other funds managed by our Adviser or certain of its affiliates, including the Owl Rock Clients, in a manner consistent with our investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors. Pursuant to such exemptive relief, we generally are permitted to co-invest with certain of our affiliates if a “required majority” (as defined in Section 57(o) of the 1940 Act) of our independent directors make certain conclusions in connection with a co-investment transaction, including that (1) the terms of the transaction, including the consideration to be paid, are reasonable and fair to us and our shareholders and do not involve overreaching of us or our shareholders on the part of any person concerned, (2) the transaction is consistent with the interests of our shareholders and is consistent with our investment objective and strategies, and (3) the investment by our affiliates would not disadvantage us, and our participation would not be on a basis different from or less advantageous than that on which our affiliates are investing. The Owl Rock Advisers’ allocation policy seeks to ensure equitable allocation of investment opportunities between us and/or other funds managed by our Adviser or its affiliates. As a result of the exemptive relief, there could be significant overlap in our investment portfolio and the investment portfolio of other funds established by the Adviser or its affiliates that could avail themselves of the exemptive relief.

Actions by the Adviser or its affiliates on behalf of their other accounts and clients may be adverse to us and our investments and harmful to us.

The Owl Rock Advisers manage assets for accounts other than us, including, but not limited to, the Owl Rock Clients. Actions taken by the Owl Rock Advisers on behalf of the Owl Rock Clients may be adverse to us and our investments, which could harm our performance. For example, we may invest in the same credit obligations as other Owl Rock Clients, although, to the extent permitted under the 1940 Act, our investments may include different obligations or levels of the capital structure of the same issuer. Decisions made with respect to the securities held by one of the the Owl Rock Clients may cause (or have the potential to cause) harm to the different class of securities of the issuer held by other Owl Rock Clients (including us).

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

We are prohibited under the 1940 Act from participating in certain transactions with certain of our affiliates without the prior approval of a majority of our independent directors and, in some cases, the SEC. Any person that owns, directly or indirectly, 5% or more of our outstanding voting securities will be our affiliate for purposes of the 1940 Act, and we will generally be prohibited from buying or selling any securities from or to such affiliate on a principal basis, absent the prior approval of our Board and, in some cases, the SEC. The 1940 Act also prohibits certain “joint” transactions with certain of our affiliates, including other funds or clients advised by the Adviser or its affiliates, which in certain circumstances could include investments in the same portfolio company (whether at the same or different times to the extent the transaction involves a joint investment), without prior approval of our Board and, in some cases, the SEC. If a person acquires more than 25% of our voting securities, we will be prohibited from buying or selling any security from or to such person or certain of that person’s affiliates, or entering into prohibited joint transactions with such persons, absent the prior approval of the SEC. Similar restrictions limit our ability to transact business with our officers or directors or their affiliates or anyone who is under common control with us. The SEC has interpreted the BDC regulations governing transactions with affiliates to prohibit certain joint transactions involving entities that share a common investment adviser. As a result of these restrictions, we may be prohibited from buying or selling any security from or to any portfolio company that is controlled by a fund managed by either of our Adviser or its affiliates without the prior approval of the SEC, which may limit the scope of investment or disposition opportunities that would otherwise be available to us.

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

The Adviser may in the future recommend to the Board that we merge with or acquire all or substantially all of the assets of one or more funds including a fund that could be managed by the Adviser or its affiliates (including another BDC). We do not expect that the Adviser would recommend any such merger or asset purchase unless it determines that it would be in our best interests, with such determination dependent on factors it deems relevant, which may include our historical and projected financial performance and any that of any proposed merger partner, portfolio composition, potential synergies from the merger or asset sale, available alternative options and market conditions. In addition, no such merger or asset purchase would be consummated absent the meeting of various conditions required by applicable law or contract, at such time, which may include approval of the board of directors and common equity holders of both funds. If the Adviser is the investment adviser of both funds, various conflicts of interest would exist with respect to any such transaction. Such conflicts of interest may potentially arise from, among other things, differences between the compensation payable to the Adviser by us and by the entity resulting from such a merger or asset purchase or efficiencies or other benefits to the Adviser as a result of managing a single, larger fund instead of two separate funds.

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

Risks Related to Business Development Companies

The requirement that we invest a sufficient portion of our assets in qualifying assets could preclude us from investing in accordance with our current business strategy; conversely, the failure to invest a sufficient portion of our assets in qualifying assets could result in our failure to maintain our status as a BDC.

As a BDC, the 1940 Act prohibits us from acquiring any assets other than certain qualifying assets unless, at the time of and after giving effect to such acquisition, at least 70% of our total assets are qualifying assets. Therefore, we may be precluded from investing in what we believe are attractive investments if such investments are not qualifying assets. Conversely, if we fail to invest a sufficient portion of our assets in qualifying assets, we could lose our status as a BDC, which would have a material adverse effect on our business, financial condition and results of operations. Similarly, these rules could prevent us from making additional investments in existing portfolio companies, which could result in the dilution of our position, or could require us to dispose of investments at an inopportune time to comply with the 1940 Act. If we were forced to sell non-qualifying investments in the portfolio for compliance purposes, the proceeds from such sale could be significantly less than the current value of such investments.

Failure to maintain our status as a BDC would reduce our operating flexibility.

If we do not remain a BDC, we might be regulated as a closed-end investment company under the 1940 Act, which would subject us to substantially more regulatory restrictions and correspondingly decrease our operating flexibility.

Regulations governing our operation as a BDC and RIC affect our ability to raise capital and the way in which we raise additional capital or borrow for investment purposes, which may have a negative effect on our growth. As a BDC, the necessity of raising additional capital may expose us to risks, including risks associated with leverage.

As a result of the Annual Distribution Requirement to qualify for tax treatment as a RIC, we may need to access the capital markets periodically to raise cash to fund new investments in portfolio companies. Currently, we may issue “senior securities,” including borrowing money from banks or other financial institutions only in amounts such that the ratio of our total assets (less total liabilities other than indebtedness represented by senior securities) to our total indebtedness represented by senior securities plus preferred stock, if any, equals at least 150% after such incurrence or issuance. If we issue senior securities, we will be exposed to risks associated with leverage, including an increased risk of loss. Our ability to issue different types of securities is also limited. Compliance with RIC distribution requirements may unfavorably limit our investment opportunities and reduce our ability in comparison to other companies to profit from favorable spreads between the rates at which we can borrow and the rates at which we can lend. Therefore, we intend to seek to continuously issue equity securities, which may lead to shareholder dilution.

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

In addition, as market conditions permit, we have and may continue to securitize our loans to generate cash for funding new investments. To securitize loans, we have and may continue to create a wholly owned subsidiary, contribute a pool of loans to the subsidiary and have the subsidiary issue primarily investment grade debt securities to purchasers who would be expected to be willing to accept a substantially lower interest rate than the loans earn. We have and may continue to retain all or a portion of the equity in the securitized pool of loans. Our retained equity would be exposed to any losses on the portfolio of loans before any of the debt securities would be exposed to such losses. See “—We are subject to certain risks as a result of our interests in the CLO Preferred Shares.”; “The subordination of the CLO Preferred Shares will affect our right to payment.”; and “The CLO Indentures require mandatory redemption of the respective CLO Debt for failure to satisfy coverage tests, which would reduce the amounts available for distribution to us.”.

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

In addition, a number of U.S. judicial decisions have upheld judgments obtained by borrowers against lending institutions on the basis of various evolving legal theories, collectively termed “lender liability.” Generally, lender liability is founded on the premise that a lender has violated a duty (whether implied or contractual) of good faith, commercial reasonableness and fair dealing, or a similar duty owed to the borrower or has assumed an excessive degree of control over the borrower resulting in the creation of a fiduciary duty owed to the borrower or its other creditors or shareholders. Because of the nature of our investments in portfolio companies (including that, as a BDC, we may be required to provide managerial assistance to those portfolio companies if they so request upon our offer), we may be subject to allegations of lender liability.

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

We are, and will continue to be, exposed to risks associated with changes in interest rates.

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

Many of our debt investments are based on floating interest rates, such as LIBOR, the Euro Interbank Offered Rate (“EURIBOR”), the Federal Funds Rate or the Prime Rate, that reset on a periodic basis, and that many of our investments will be subject to interest rate floors. A reduction in the interest rates on new investments relative to interest rates on current investments could have an adverse impact on our net investment income, which also could be negatively impacted by our borrowers making prepayments on their loans. On the other hand, an increase in interest rates could increase the interest repayment obligations of our borrowers and result in challenges to their financial performance and ability to repay their obligations. In addition, our cost of funds likely will increase because the interest rates on the majority of amounts we may borrow are likely to be floating, which could reduce our net investment income to the extent any debt investments have fixed interest rates, and the interest rate on investments with an interest rate floor will not increase until interest rates exceed the applicable floor.

Trading prices for debt that pays a fixed rate of return tend to fall as interest rates rise. Trading prices tend to fluctuate more for fixed-rate securities that have longer maturities. Moreover, an increase in interest rates available to investors could make investment in our common stock less attractive if we are not able to increase our dividend rate, which could reduce the value of our common stock. U.S. Federal Reserve policy, including with respect to certain interest rates and the decision to end its quantitative easing policy, may also adversely affect the value, volatility and liquidity of dividend- and interest-paying securities. Market volatility, rising interest rates and/or a return to unfavorable economic conditions could adversely affect our business.

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

The success of our hedging strategy will depend on our ability to correctly identify appropriate exposures for hedging. In connection with the 2023 Notes and the 2024 Notes, which bear interest at fixed rates, we entered into interest rate swaps to continue to align the interest rates of our liabilities with our investment portfolio, which consists of predominately floating rate loans. However, unanticipated changes in currency exchange rates or other exposures that we might hedge may result in poorer overall investment performance than if we had not engaged in any such hedging transactions. In addition, the degree of correlation between price movements of the instruments used in a hedging strategy and price movements in the portfolio positions being hedged may vary, as may the time period in which the hedge is effective relative to the time period of the related exposure.

For a variety of reasons, we may not seek to (or be able to) establish a perfect correlation between such hedging instruments and the positions being hedged. Any such imperfect correlation may prevent us from achieving the intended hedge and expose us to risk of loss. In addition, it may not be possible to hedge fully or perfectly against currency fluctuations affecting the value of securities denominated in non-U.S. currencies because the value of those securities is likely to fluctuate as a result of factors not related to currency fluctuations. Income derived from hedging transactions also is not eligible to be distributed to non-U.S. stockholders free from withholding taxes. Changes to the regulations applicable to the financial instruments we use to accomplish our hedging strategy could affect the effectiveness of that strategy. See “—The new market structure applicable to derivatives imposed by the Dodd-Frank Act may affect our ability to use over-the-counter (“OTC”) derivatives.” And “We are, and will continue to be, exposed to risks associated with changes in interest rates.”

The market structure applicable to derivatives imposed by the Dodd-Frank Act, the U.S. Commodity Futures Trading Commission (“CFTC”) and SEC may affect our ability to use over-the-counter (“OTC”) derivatives for hedging purposes.

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

In November 2020, the SEC adopted a rulemaking regarding the ability of a BDC (or a registered investment company) to use derivatives and other transactions that create future payment or delivery obligations. Under the newly adopted rules, BDCs that use derivatives will be subject to a value-at-risk leverage limit, a derivatives risk management program and testing requirements and requirements related to board reporting. These new requirements will apply unless the BDC qualifies as a “limited derivatives user,” as defined under the adopted rules. Under the new rule, a BDC may enter into an unfunded commitment agreement that is not a derivatives transaction, such as an agreement to provide financing to a portfolio company, if the BDC has, among other things, a reasonable belief, at the time it enters into such an agreement, that it will have sufficient cash and cash equivalents to meet its obligations with respect to all of its unfunded commitment agreements, in each case as it becomes due. Collectively, these requirements may limit our ability to use derivatives and/or enter into certain other financial contracts.

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

After our initial investment in a portfolio company, we may be called upon from time to time to provide additional funds to such company or have the opportunity to increase our investment through the exercise of a warrant or other right to purchase common stock. There is no assurance that we will make, or will have sufficient funds to make, follow-on investments. Even if we do have sufficient capital to make a desired follow-on investment, we may elect not to make a follow-on investment because we may not want to increase our level of risk, we prefer other opportunities, we are limited in our ability to do so by compliance with BDC requirements or in order to maintain our RIC status. Our ability to make follow-on investments may also be limited by our Adviser’s allocation policies. Any decision not to make a follow-on investment or any inability on our part to make such an investment may have a negative impact on a portfolio company in need of such an investment, may result in a missed opportunity for us to increase our participation in a successful investment or may reduce the expected return to us on the investment.

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

Under the terms of the loan sale agreements entered into in connection with our debt securitization transactions with respect to the CLOs (collectively, the “CLO Transactions”), we and one of ORCC Financing II, ORCC Financing III, or ORCC Financing IV sold and/or contributed to the exempt company incorporated in the Cayman Islands with limited liability in connection with the particular CLO Transaction (the "CLO Issuers") all of the ownership interest in the portfolio loans and participations held by the CLO Issuers on the closing date for the CLO Transaction for the purchase price and other consideration set forth in such loan sale agreements. As a result of the CLO Transactions, we hold all of the preferred shares issued by the CLO Issuers (collectively, the “CLO Preferred Shares”), which comprise 100% of the equity interests (other than certain nominal interests held by a charitable trust for purposes of limiting the ability of the CLO Issuers to file for bankruptcy), in the CLO Issuers and each CLO Issuer in turn owns 100% of the equity of each Delaware limited liability company formed in connection with each CLO Transaction (the "CLO Co-

Issuers"). As a result, we expect to consolidate the financial statements of the CLO Issuers in our consolidated financial statements. However, once sold or contributed to a CLO, the underlying loans and participation interests have been securitized and are no longer our direct investment, and the risk return profile has been altered. In general, rather than holding interests in the underlying loans and participation interests, the CLO Transactions resulted in us holding equity interests in the CLO Issuers, with the CLO Issuers holding the underlying loans. As a result, we are subject both to the risks and benefits associated with the equity interests of the CLO Issuers (i.e., the CLO Preferred Shares) and, indirectly, the risks and benefits associated with the underlying loans and participation interests held by the CLO Issuers. In addition, our ability to sell, amend or otherwise modify an underlying loan held by a CLO Issuer is subject to certain conditions and restrictions under the applicable CLO Transactions, which may prevent us from taking actions that we would take if we held such underlying loan directly.

The subordination of the CLO Preferred Shares will affect our right to payment.

       The respective CLO Preferred Shares are subordinated to the notes issued and amounts borrowed by the CLO Issuers and CLO Co-Issuers  (collectively, the “CLO Debt”), respectively, and certain fees and expenses. If an overcollateralization test or an interest coverage test is not satisfied as of a determination date, the proceeds from the underlying loans otherwise payable to a CLO Issuer (which such CLO Issuer could have distributed with respect to the CLO Preferred Shares of such CLO Issuer) will be diverted to the payment of principal on the CLO Debt of such CLO Issuer. See “—The CLO Indentures require mandatory redemption of the respective CLO Debt for failure to satisfy coverage tests, which would reduce the amounts available for distribution to us.”

On the scheduled maturity of the CLO Debt of a CLO Issuer or if such CLO Debt is accelerated after an event of default, proceeds available after the payment of certain administrative expenses will be applied to pay both principal of and interest on the such CLO Debt until such CLO Debt is paid in full before any further payment will be made on the CLO Preferred Shares of such CLO Issuer. As a result, such CLO Preferred Shares would not receive any payments until such CLO Debt is paid in full and under certain circumstances may not receive payments at any time.

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

Under the CLO Indentures governing the CLO Transactions, there are two coverage tests applicable to CLO Debt. These tests apply to each CLO Transaction separately.

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

The second such test, the overcollateralization test, compares the adjusted collateral principal amount of the portfolio of underlying loans of each CLO Issuer to the aggregate outstanding principal amount of the CLO Debt of such CLO Issuer. To satisfy this second test at any time, this adjusted collateral principal amount for CLO I must equal at least 138.46% of the outstanding principal amount of the CLO I Debt, 138.50% for CLO II, 138.46% for CLO III, 163.57% for CLO IV and 163.57% for CLO V. In this test, certain reductions are applied to the principal balance of underlying loans in connection with certain events, such as defaults or ratings downgrades to “CCC” levels or below with respect to the loans held by each CLO Issuer. These adjustments increase the likelihood that this test is not satisfied.

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

Subject to our Board’s discretion and applicable legal restrictions, we intend to authorize and declare cash distributions on a monthly or quarterly basis and pay such distributions on a monthly or quarterly basis. We expect to pay distributions out of assets legally available for distribution. However, we cannot assure you that we will achieve investment results that will allow us to make a consistent targeted level of cash distributions or year-to-year increases in cash distributions. Our ability to pay distributions might be adversely affected by the impact of the risks described herein. In addition, the inability to satisfy the asset coverage test applicable to us as a BDC under the 1940 Act can limit our ability to pay distributions. Distributions from offering proceeds also could reduce the amount of capital we ultimately invest in debt or equity securities of portfolio companies. We cannot assure you that we will pay distributions to our shareholders in the future.

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

Shareholders will experience dilution in their ownership percentage if they do not participate in our distribution reinvestment plan and may experience dilution in the net asset value of their shares if they do not participate in our distribution reinvestment plan and if our shares are trading at a discount to net asset value.

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

Our stock repurchase plan could affect the price of our common stock and increase volatility and may be suspended or terminated at any time, which may result in a decrease in the trading price of our common stock.

Our Board has approved share repurchase plans for us to repurchase shares of our common stock. In July 2019, our Board approved the Company 10b5-1 Plan, to acquire up to $150 million in the aggregate of our common stock at prices below net asset value per share over a specified period, in accordance with the guidelines specified in Rule 10b-18 and Rule 10b5-1 of the Exchange Act. The Company 10b5-1 Plan commenced on August 19, 2019 and was exhausted on August 4, 2020.  On November 3, 2020, our Board approved a repurchase program (the “Repurchase Plan”) under which we may repurchase up to $100 million of our outstanding common stock. Under the Repurchase Plan, purchases may be made at management’s discretion from time to time in open-market transactions, in accordance with all applicable securities laws and regulations. Unless extended by our Board, the Repurchase Plan will terminate 12-months from the date it was approved.

The Repurchase Plan is discretionary and whether purchases will be made under the Repurchase Plan and how much will be purchased at any time is uncertain, dependent on prevailing market prices and trading volumes, all of which we cannot predict. These activities may have the effect of maintaining the market price of our common stock or retarding a decline in the market price of the common stock, and, as a result, the price of our common stock may be higher than the price that otherwise might exist in the open market. Repurchases pursuant to the Repurchase Plan could affect the price of our common stock and increase its volatility. The existence of the Repurchase Plan could also cause the price of our common stock to be higher than it would be in the absence of such a plan and could potentially reduce the market liquidity for our common stock. There can be no assurance that any stock repurchases will enhance stockholder value because the market price of our common stock may decline below the levels at which we repurchased such shares. Any failure to repurchase shares after we have announced our intention to do so may negatively impact our reputation and investor confidence in us and may negatively impact our stock price. Although the Repurchase Plan is intended to enhance long-term stockholder value, short-term stock price fluctuations could reduce the Repurchase Plan’s effectiveness.

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

A downgrade, suspension or withdrawal of the credit rating assigned by a rating agency to us or our notes, if any, or change in the debt markets, could cause the liquidity or market value of our notes to decline significantly.

Our credit ratings are an assessment by rating agencies of our ability to pay our debts when due. Consequently, real or anticipated changes in our credit ratings will generally affect the market value of our notes. These credit ratings may not reflect the potential impact of risks relating to the structure or marketing of our notes. Credit ratings are not a recommendation to buy, sell or hold any security, and may be revised or withdrawn at any time by the issuing organization in its sole discretion.

Risks Related to U.S. Federal Income Tax

We cannot predict how tax reform legislation will affect us, our investments, or our shareholders, and any such legislation could adversely affect our business.

Legislative or other actions relating to taxes could have a negative effect on us. The rules dealing with U.S. federal income taxation are constantly under review by persons involved in the legislative process and by the Internal Revenue Service and the U.S. Treasury Department. For example, in December 2017, Congress passed tax reform legislation that made many changes to the Code, including significant changes to the taxation of business entities, the deductibility of interest expense, and the tax treatment of capital investment. We cannot predict with certainty how any changes in the tax laws might affect us, our shareholders, or our portfolio investments. New legislation and any U.S. Treasury regulations, administrative interpretations or court decisions interpreting such legislation could significantly and negatively affect our ability to qualify for tax treatment as a RIC or the U.S. federal income tax consequences to us and our shareholders of such qualification, or could have other adverse consequences. Shareholders are urged to consult with their tax advisor regarding tax legislative, regulatory, or administrative developments and proposals and their potential effect on an investment in our securities.

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

General Risk Factors

There is uncertainty surrounding potential legal, regulatory and policy changes by new presidential administrations in the United States that may directly affect financial institutions and the global economy.

As a result of the United States presidential election, which occurred on November 3, 2020, commencing January 2021, the Democratic Party gained control of the executive branch of government and the legislative branch of government. Changes in federal policy, including tax policies, and at regulatory agencies occur over time through policy and personnel changes following elections, which lead to changes involving the level of oversight and focus on the financial services industry or the tax rates paid by corporate entities. The nature, timing and economic and political effects of potential changes to the current legal and regulatory framework affecting financial institutions remain highly uncertain. Uncertainty surrounding future changes may adversely affect our operating environment and therefore our business, financial condition, results of operations and growth prospects.

Certain historical data regarding our business properties, results of operations, financial condition and liquidity does not reflect the impact of the COVID-19 pandemic and related containment measures and therefore does not purport to be representative of our future performance.

The information included in this Annual Report and our other reports filed with the SEC includes information regarding our business, properties, results of operations, financial condition and liquidity as of dates and for periods before the impact of COVID-19 and related containment measures (including quarantines and government orders requiring the closure of certain businesses, limiting travel, requiring that individuals stay at home or shelter in place and closing borders. This historical information therefore does not reflect the adverse impacts of the COVID-19 pandemic and the related containment measures. Accordingly, investors are cautioned not to unduly rely on historical information regarding our businesses, properties, results of operations, financial condition or liquidity, as that data does not reflect the adverse impact of COVID-19 and therefore does not purport to be representative of the future results of operations, financial condition, liquidity or other financial or operating results of us, our properties or our business.

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

Government intervention in the credit markets could adversely affect our business.

The central banks and, in particular, the U.S. Federal Reserve, have taken unprecedented steps since the financial crises of 2008-2009 and the COVID-19 global pandemic. It is impossible to predict if, how, and to what extent the United States and other governments would further intervene in the credit markets. Such intervention is often prompted by politically sensitive issues involving family homes, student loans, real estate speculation, credit card receivables, pandemics, etc., and could, as a result, be contrary to what we would predict from an “economically rational” perspective.

Changes to United States tariff and import/export regulations may have a negative effect on our portfolio companies and, in turn, harm us.

As a result of the 2020 U.S. election, the Democratic Party currently controls the executive and legislative branches of government. Significant changes to U.S. trade policy may occur as a result of the administration change, including the United States re-entering, withdrawing from or renegotiate various trade agreements or other actions that would change current trade policies of the United States. We cannot predict which, if any, of these actions will be taken or, if taken, their effect on the financial stability of the United States. Such actions could have a significant adverse effect on our business, financial condition and results of operations.

Our Bylaws include an exclusive forum selection provision, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, or other agents.

Our Bylaws require that, unless we consent in writing to the selection of an alternative forum, the Circuit Court for Baltimore City (or, if that court does not have jurisdiction, the United States District Court for the District of Maryland, Northern Division) shall be the sole and exclusive forum for (i) any derivative action or proceeding brought on behalf of the Company (ii) any action asserting a claim of breach of any standard of conduct or legal duty owed by any of the Company’s director, officer or other agent to the Company or to its stockholders, (iii) any action asserting a claim arising pursuant to any provision of the MGCL or the Charter or the

Bylaws (as either may be amended from time to time), or (iv) any action asserting a claim governed by the internal affairs doctrine. This exclusive forum selection provision in our Bylaws will not apply to claims arising under the federal securities laws, including the Securities Act and the Exchange Act. There is uncertainty as to whether a court would enforce such a provision, and investors cannot waive compliance with the federal securities laws and the rules and regulations thereunder. In addition, this provision may increase costs for shareholders in bringing a claim against us or our directors, officers or other agents. Any investor purchasing or otherwise acquiring our shares is deemed to have notice of and consented to the foregoing provision. The exclusive forum selection provision in our Bylaws may limit our shareholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or other agents, which may discourage lawsuits against us and such persons. It is also possible that, notwithstanding such exclusive forum selection provision, a court could rule that such provision is inapplicable or unenforceable. If this occurred, we may incur additional costs associated with resolving such action in another forum, which could materially adversely affect our business, financial condition and results of operations.

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

A cyber incident is considered to be any adverse event that threatens the confidentiality, integrity or availability of the information resources of us or our portfolio companies. These incidents may be an intentional attack or an unintentional event and could involve gaining unauthorized access to our information systems or those of our portfolio companies for purposes of misappropriating assets, stealing confidential information, corrupting data or causing operational disruption. The result of these incidents may include disrupted operations, misstated or unreliable financial data, liability for stolen assets or information, increased cybersecurity protection and insurance costs, litigation and damage to business relationships. As our and our portfolio companies’ reliance on technology has increased, so have the risks posed to our information systems, both internal and those provided by third-party service providers, and the information systems of our portfolio companies. We have implemented processes, procedures and internal controls to help mitigate cybersecurity risks and cyber intrusions, but these measures, as well as our increased awareness of the nature and extent of a risk of a cyber-incident, do not guarantee that a cyber-incident will not occur and/or that our financial results, operations or confidential information will not be negatively impacted by such an incident. Further, the remote working conditions resulting from the COVID-19 pandemic have heightened our and our portfolio companies’ vulnerability to a cybersecurity risk or incident.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our corporate headquarters are located at 399 Park Avenue, 38th floor, New York, New York 10022 and are provided by the Adviser in accordance with the terms of our Administration Agreement. We believe that our office facilities are suitable and adequate for our business as it is contemplated to be conducted.

Item 3. Legal Proceedings

Neither we nor the Adviser are currently subject to any material legal proceedings, nor, to our knowledge, are any material legal proceeding threatened against us. From time to time, we may be a party to certain legal proceedings in the ordinary course of business, including proceedings relating to the enforcement of our rights under contracts with our portfolio companies. Our business is also subject to extensive regulation, which may result in regulatory proceedings against us. While the outcome of any such future legal or regulatory proceedings cannot be predicted with certainty, we do not expect that any such future proceedings will have a material effect upon our financial condition or results of operations.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Common Stock

Our common stock is traded on the NYSE under the symbol “ORCC.” Our common stock has historically traded at prices both above and below our net asset value per share. It is not possible to predict whether our common stock will trade at a price per share at, above or below net asset value per share. See “ITEM 1A. RISK FACTORS—Risks Related to our Securities—We cannot assure you that the market price of shares of our common stock will not decline.” On February 19, 2021, the last reported closing sales price of our common stock on the NYSE was $13.89 per share, which represented a discount of approximately 5.77% to net asset value per share reported by us as of December 31, 2020.

Holders

As of February 19, 2021, there were approximately 51 holders of record of our common stock (including Cede & Co.).

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

For the year ended December 31, 2020, we recorded expenses of $2.0 million for U.S. federal income tax, including excise tax.

Distributions

We generally intend to distribute, out of assets legally available for distribution, substantially all of our available earnings, on a quarterly basis, as determined by Board in its discretion.

On February 23, 2021, the Board declared a distribution of $0.31 per share for shareholders of record as of March 31, 2021, payable on or before May 14, 2021.

The following table summarizes dividends declared for the year ended December 31, 2020:

	December 31, 2020
Date Declared	Record Date	Payment Date	Distribution per Share
November 3, 2020	December 31, 2020	January 19, 2020	$0.31
May 28, 2019 (special dividend)	December 31, 2020	January 19, 2020	$0.08
August 4, 2020	September 30, 2020	November 13, 2020	$0.31
May 28, 2019 (special dividend)	September 30, 2020	November 13, 2020	$0.08
May 5, 2020	June 30, 2020	August 14, 2020	$0.31
May 28, 2019 (special dividend)	June 30, 2020	August 14, 2020	$0.08
February 19, 2020	March 31, 2020	May 15, 2020	$0.31
May 28, 2019 (special dividend)	March 31, 2020	May 15, 2020	$0.08
Total Distributions Declared			$1.56

Total distributions declared of $605.9 million resulted in a tax dividend amount of $597.9 million that consisted of approximately $581.9 million of ordinary income and $16.0 million of long-term capital gains for the tax year ending December 31, 2020.  The remaining $8.0 million will be reported in tax year December 31, 2021. For the year ended December 31, 2020, 91.9% of distributed ordinary income qualified as interest related dividend which is exempt from U.S. withholding tax applicable to non-U.S. shareholders.

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

The following table reflects the common stock issued pursuant to the dividend reinvestment plan during the year ended December 31, 2020:

Date Declared	Record Date	Payment Date	Shares
August 4, 2020	September 30, 2020	November 13, 2020	1,738,817
May 5, 2020	June 30, 2020	August 14, 2020	3,541,285
Feburary 19, 2020	March 31, 2020	May 15, 2020	2,249,543
October 30, 2019	December 31, 2019	January 31, 2020	2,823,048

In conjunction with the distribution paid on January 19, 2021 for shareholders of record as of December 31, 2020, we issued 1,435,099 shares of common stock pursuant to the dividend reinvestment plan.

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

The purchase of shares pursuant to the Company 10b5-1 Plan was intended to satisfy the conditions of Rule 10b5-1 and Rule 10b-18 under the Exchange Act, and was otherwise be subject to applicable law, including Regulation M, which may prohibit purchases under certain circumstances.

The following table provides information regarding purchases of our common stock by Goldman, Sachs & Co., as agent, pursuant to the 10b5-1 plan for each month in the year ended December 31, 2020:

Period ($ in millions, except share and per share amounts)	Total Number of Shares Repurchased	Average Price Paid per Share	Approximate Dollar Value of Shares that have been Purchased Under the Plans	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan
January 1, 2020 - January 31, 2020	-	$-	$-	$150.0
February 1, 2020 - February 29, 2020	87,328	$15.17	$1.4	$148.6
March 1, 2020 - March 31, 2020	4,009,218	$12.46	$46.6	$102.0
April 1, 2020 - April 30, 2020	6,235,497	$11.95	$74.3	$27.7
May 1, 2020 - May 31, 2020	2,183,581	$12.76	$27.7	$-
June 1, 2020 - June 30, 2020	-	$-	$-	$-
July 1, 2020 - July 31, 2020	-		$-
August 1, 2020 - August 31, 2020	-		$-
Total	12,515,624		$150.0

On November 3, 2020, the Board approved a repurchase program under which we may repurchase up to $100 million of our outstanding common stock. Under the program, purchases may be made at management’s discretion from time to time in open-market transactions, in accordance with all applicable securities laws and regulations. Unless extended by the Board, the repurchase program will terminate 12-months from the date it was approved. As of December 31, 2020, no repurchases were made under the Repurchase Plan.

Price Range of Common Stock

        Our common stock is traded on the NYSE under the symbol “ORCC.” Our common stock has traded at prices both above and below our net asset value per share. It is not possible to predict whether our common stock will trade at a price per share at, above or below net asset value per share. See “ITEM 1A. Risk Factors—Risks Related to an Investment in Our Common Stock.”

        The following table sets forth the net asset value per share of our common stock, the range of high and low closing sales prices of our common stock reported on the NYSE, the closing sales price as a premium (discount) to net asset value and the dividends declared by us in each fiscal quarter since we began trading on the NYSE. On February 19, 2021, the last reported closing sales price of our common stock on the NYSE was $13.89 per share, which represented a discount of approximately 5.77% to the net asset value per share reported by us as of December 31, 2020.

		Price Range
Period	Net Asset Value(1)	High		Low		High Sales Price Premium (Discount) to Net Asset Value(2)	Low Sales Price Premium (Discount) to Net Asset Value(2)	Cash Dividend Per Share(3)
Year Ended December 31, 2020
First Quarter	$14.09	$17.76		$8.25		26.0%	-41.4%	$0.39	(7)
Second Quarter	$14.52	$13.49		$10.14		-7.1%	-30.2%	$0.39	(8)
Third Quarter	$14.67	$12.70		$11.70		-13.4%	-20.2%	$0.39	(9)
Fourth Quarter	$14.74	$13.74		$11.37		-6.8%	-22.9%	$0.39	(10)
Year Ended December 31, 2019
First Quarter	$15.26	N/A	(4)	N/A	(4)	N/A	N/A	$0.33
Second Quarter	$15.28	N/A	(4)	N/A	(4)	N/A	N/A	$0.44
Third Quarter	$15.22	$18.04		$15.49		18.5%	1.8%	$0.33	(5)
Fourth Quarter	$15.24	$19.13		$15.73		25.5%	3.2%	$0.35	(6)

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
(4)

On July 22, 2019, the Company closed its initial public offering (“IPO”), issuing 10 million shares of its common stock at a public offering price of $15.30 per share. On August 2, 2019, the Company issued a total of 1,500,000 shares of its common stock pursuant to the exercise of the underwriters’ over-allotment option.

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

(7)	Consists of a quarterly dividend of $0.31 per share and additional dividend of $0.08 per share, payable on or before May 15, 2020 subject to the satisfaction of certain Maryland law requirements.
(8)	Consists of a quarterly dividend of $0.31 per share and additional dividend of $0.08 per share, payable on or before August 14, 2020 subject to the satisfaction of certain Maryland law requirements.
(9)	Consists of a quarterly dividend of $0.31 per share and additional dividend of $0.08 per share, payable on or before November 13, 2020 subject to the satisfaction of certain Maryland law requirements.
(10)	Consists of a quarterly dividend of $0.31 per share and additional dividend of $0.08 per share, payable on or before January 19, 2021 subject to the satisfaction of certain Maryland law requirements.

Stock Performance Graph

This graph compares the stockholder return on our common stock from July 18, 2019 (the date our common stock commenced trading on the NYSE) to December 31, 2020 with that of the Standard & Poor’s 500 Stock Index, Standard & Poor’s BDC Index and Standard & Poor’s LSTA Leveraged Loan Stock Index. This graph assumes that on July 18, 2019, $100 was invested in our common stock, the Standard & Poor’s BDC Index, the Standard & Poor’s 500 Stock Index and the Standard & Poor’s LSTA Leveraged Loan Stock Index. The graph also assumes the reinvestment of all cash dividends prior to any tax effect. The graph and other information furnished under this Part II Item 5 of this Annual Report on Form 10-K shall not be deemed to be “soliciting material” or to be “filed” with the SEC or subject to Regulation 14A or 14C under, or to the liabilities of Section 18 of, the Exchange Act. The stock price performance included in the below graph is not necessarily indicative of future stock performance.

COMPARISON OF CUMULATIVE TOTAL RETURN AMONG OWL ROCK CAPITAL

CORPORATION, STANDARD & POOR’S 500 INDEX, STANDARD & POOR’S BDC INDEX AND

STANDARD & POOR’S LSTA LEVERAGED LOAN INDEX

________________

(1)	Commences with our initial public offering.

SOURCE: S&P Global Market Intelligence

NOTES: Assumes $100 invested on July 18, 2019 in Owl Rock Capital Corporation, the Standard & Poor’s 500 Index, the Standard & Poor’s BDC Index and the Standard & Poor’s LSTA Leveraged Loan Stock Index. Assumes all dividends are reinvested on the respective dividend payment dates without commissions.

Senior Securities

Information about our senior securities is shown in the following table as of the end of the fiscal years ended December 31, 2020, 2019, 2018, 2017 and 2016.

Class and Period	Total Amount Outstanding Exclusive of Treasury Securities(1) ($ in millions)	Asset Coverage per Unit(2)	Involuntary Liquidating Preference per Unit(3)	Average Market Value per Unit(4)
Revolving Credit Facility
December 31, 2020	$252.5	$2,060	—	N/A
December 31, 2019	$480.9	$2,926	—	N/A
December 31, 2018	$308.6	$2,254	—	N/A
December 31, 2017	$—	$2,580	—	N/A
SPV Asset Facility I(6)
December 31, 2020	$—	$—	—
December 31, 2019	$300.0	$2,926	—	N/A
December 31, 2018	$400.0	$2,254	—	N/A
December 31, 2017	$400.0	$2,580	—	N/A
SPV Asset Facility II
December 31, 2020	$100.0	$2,060	—	N/A
December 31, 2019	$350.0	$2,926	—	N/A
December 31, 2018	$550.0	$2,254	—	N/A
SPV Asset Facility III
December 31, 2020	$375.0	$2,060	—	N/A
December 31, 2019	$255.0	$2,926	—	N/A
December 31, 2018	$300.0	$2,254	—	N/A
SPV Asset Facility IV
December 31, 2020	$295.0	$2,060	—	N/A
December 31, 2019	$60.3	$2,926	—	N/A
CLO I
December 31, 2020	$390.0	$2,060	—	N/A
December 31, 2019	$390.0	$2,926	—	N/A
CLO II
December 31, 2020	$260.0	$2,060	—	N/A
December 31, 2019	$260.0	$2,926	—	N/A
CLO III
December 31, 2020	$260.0	$2,060	—	N/A
CLO IV
December 31, 2020	$252.0	$2,060	—	N/A
CLO V
December 31, 2020	$196.0	$2,060	—	N/A
Subscription Credit Facility(5)
December 31, 2019	$—	$—	—	N/A
December 31, 2018	$883.0	$2,254	—	N/A
December 31, 2017	$393.5	$2,580	—	N/A

Class and Period	Total Amount Outstanding Exclusive of Treasury Securities(1) ($ in millions)	Asset Coverage per Unit(2)	Involuntary Liquidating Preference per Unit(3)	Average Market Value per Unit(4)
December 31, 2016	$495.0	$2,375	—	N/A
2023 Notes
December 31, 2020	$150.0	$2,060	—	N/A
December 31, 2019	$150.0	$2,926	—	N/A
December 31, 2018	$150.0	$2,254	—	N/A
December 31, 2017	$138.5	$2,580	—	N/A
2024 Notes
December 31, 2020	$400.0	$2,060	—	$1,037.1
December 31, 2019	$400.0	$2,926	—	$1,039.3
2025 Notes
December 31, 2020	$425.0	$2,060	—	$984.2
December 31, 2019	$425.0	$2,926	—	$997.9
July 2025 Notes
December 31, 2020	$500.0	$2,060	—	$971.1
2026 Notes
December 31, 2020	$500.0	$2,060	—	$1,018.5
July 2026 Notes
December 31, 2020	$1,000.0	$2,060	—	$1,005.0

________________

(1)	Total amount of each class of senior securities outstanding at the end of the period presented.
(2)

Asset coverage per unit is the ratio of the carrying value of our total assets, less all liabilities excluding indebtedness represented by senior securities in this table, to the aggregate amount of senior securities representing indebtedness. Asset coverage per unit is expressed in terms of dollar amounts per $1,000 of indebtedness and is calculated on a consolidated basis.

(3)

The amount to which such class of senior security would be entitled upon our involuntary liquidation in preference to any security junior to it. The “—" in this column indicates information that the SEC expressly does not require to be disclosed for certain types of senior securities.

(4)

Not applicable, except for with respect to the 2024 Notes, 2025 Notes, July 2025 Notes, 2026 Notes and July 2026 Notes as other senior securities are not registered for public trading on a stock exchange. The average market value per unit for each of the 2024 Notes, 2025 Notes, July 2025 Notes, 2026 Notes, and July 2026 Notes is based on the average daily prices of such notes and is expressed per $1,000 of indebtedness.

(5)	Facility was terminated in 2019.
(6)	Facility was terminated in 2020.

Fees and Expenses

The following table is intended to assist you in understanding the costs and expenses that you will bear directly or indirectly. We caution you that some of the percentages indicated in the table below are estimates and may vary. The expenses shown in the table under “Annual expenses” are based on estimated amounts for our current fiscal year. The following table should not be considered a representation of our future expenses. Actual expenses may be greater or less than shown. Except where the context suggests otherwise, whenever this Form 10-K contains a reference to fees or expenses paid by “us” or “the Company” or that “we” will pay fees or expenses, you will indirectly bear these fees or expenses as an investor in the Company.

Shareholder transaction expenses:
Sales load	-%	(1)
Offering expenses (as a percentage of offering price)	-%	(2)
Dividend reinvestment plan expenses	-%	(3)
Total shareholder transaction expenses (as a percentage of offering price)	-%
Annual expenses (as a percentage of net assets attributable to common stock):
Management Fee payable under the Investment Advisory Agreement	3.0%	(4)
Incentive Fee payable under the Investment Advisory Agreement	1.6%	(5)
Interest payments on borrowed funds	3.8%	(6)
Other expenses	0.4%	(7)(8)
Acquired Fund Fees and Expenses	0.1%	(9)
Total annual expenses	8.9%	(8)(10)

________________

(1)	In the event that the securities are sold to or through underwriters, a related prospectus supplement will disclose the applicable sales load (underwriting discount or commission).
(2)

A related prospectus supplement will disclose the estimated amount of offering expenses, the offering price and the estimated amount of offering expenses borne by the Company as a percentage of the offering price.

(3)	The expenses of the dividend reinvestment plan are included in “other expenses” in the table above. For additional information, see “Dividend Reinvestment Plan.
(4)

The Management Fee is 1.50% of our average gross assets (excluding cash and cash equivalents but including assets purchased with borrowed amounts and assuming we borrow funds equal to 100% of net assets). We may from time to time decide it is appropriate to change the terms of the agreement. Under the 1940 Act, any material change to our Investment Advisory Agreement must be submitted to shareholders for approval. The Management Fee reflected in the table is calculated by determining the ratio that the Management Fee bears to our net assets attributable to common stock (rather than our gross assets).

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

Pre-Incentive Fee net investment income means dividends (including reinvested dividends), interest and fee income accrued by us during the calendar quarter, minus operating expenses for the calendar quarter (including the Management Fee, expenses payable under the Administration Agreement, as discussed below, and any interest expense and dividends paid on any issued and outstanding preferred stock, but excluding the Incentive Fee). Pre-Incentive Fee net investment income includes, in the case of investments with a deferred interest feature (such as original issue discount, debt instruments with payment-in-kind interest (“PIK”) and zero coupon securities), accrued income that we may not have received in cash. The Adviser is not obligated to return the Incentive Fee it receives on PIK interest that is later determined to be uncollectible in cash. Pre-Incentive Fee net investment income does not include any realized capital gains, realized capital losses or unrealized capital appreciation or depreciation.

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

(6)

The figure in the table assumes that we borrow for investment purposes an amount equal to 100% of our average net assets in the following 12-month period, and that the average annual cost of borrowings, including the amortization of cost associated with obtaining borrowings, on the amount borrowed is 3.8%. Interest payments on borrowed funds represents an estimate of our annualized interest expense based on borrowings under the Revolving Credit Facility, our SPV Asset Facilities, the 2023 Notes, the 2024 Notes, the 2025 Notes, July 2025 Notes, the 2026 Notes, the July 2026 Notes, the CLO I Transaction, CLO II Transaction, CLO III Transaction, CLO IV Transaction and CLO V Transaction. The assumed weighted average interest rate on our total debt outstanding was 3.5%. We may borrow additional funds from time to time to make investments to the extent we determine that the economic situation is conducive to doing so. We may also issue additional debt securities or preferred stock, subject to our compliance with applicable requirements under the 1940 Act.

(7)

Includes our overhead expenses, such as payments under the Administration Agreement for certain expenses incurred by the Adviser. We based these expenses on estimated amounts for the current fiscal year.

(8)	Estimated.
(9)

Our shareholders indirectly bear the expenses of underlying funds or other investment vehicles in which we invest that (1) are investment companies or (2) would be investment companies under section 3(a) of the 1940 Act but for the exceptions to that definition provided for in sections 3(c)(1) and 3(c)(7) of the 1940 Act (“Acquired Funds”). This amount includes the estimated annual fees and expenses of Sebago Lake, LLC, our joint venture with The Regents of the University of California, which is our only Acquired Fund as of December 31, 2020.

(10)

This table reflects all of the fees and expenses borne by us with respect to the CLO I Transaction, CLO II Transaction, CLO III Transaction, CLO IV Transaction and the CLO V Transaction, but does not include fees payable to but waived by the Adviser for serving as collateral manager to the CLO Issuers.

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

	1 year	3 years	5 years	10 years
You would pay the following expenses on a $1,000 investment, assuming a 5% annual return from realized capital gains	90	273	460	943

The foregoing table is to assist you in understanding the various costs and expenses that an investor in our common stock will bear directly or indirectly. While the example assumes, as required by the SEC, a 5% annual return, our performance will vary and may result in a return greater or less than 5%. Because the income portion of the Incentive Fee under the Investment Advisory Agreement is unlikely to be significant assuming a 5% annual return, the example assumes that the 5% annual return will be generated entirely through the realization of capital gains on our assets and, as a result, will trigger the payment of the capital gains portion of the Incentive Fee under the Investment Advisory Agreement. The income portion of the Incentive Fee under the Investment Advisory Agreement, which, assuming a 5% annual return, would either not be payable or have an immaterial impact on the expense amounts shown above, is not included in the example. If we achieve sufficient returns on our investments, including through the realization of capital gains, to trigger an Incentive Fee of a material amount, our expenses, and returns to our investors, would be higher. In addition, while the example assumes reinvestment of all dividends and distributions at net asset value, if our Board authorizes and we declare a cash dividend, participants in our dividend reinvestment plan who have not otherwise elected to receive cash will receive a number of shares of our common stock, determined by dividing the total dollar amount of the dividend payable to a participant by the market price per share of our common stock at the close of trading on the valuation date for the dividend. See “Dividend Reinvestment Plan” for additional information regarding our dividend reinvestment plan.

This example and the expenses in the table above should not be considered a representation of our future expenses, and actual expenses (including the cost of debt, if any, and other expenses) may be greater or less than those shown.

Item 6. Selected Financial Data

The following table below sets forth our selected consolidated historical financial data for the years ended December 31, 2020, 2019, 2018, 2017 and 2016. The selected consolidated historical financial data has been derived from our audited consolidated financial statements, which is included elsewhere in this Form 10-K and our SEC filings.

The selected consolidated financial information and other data presented below should be read in conjunction with our consolidated financial statements and notes thereto and “ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS,” which are included elsewhere in this Form 10-K.

	As of and for the Year Ended December 31,
($ in millions, except per share amounts)	2020	2019	2018	2017	2016
Consolidated Statement of Operations Data
Income
Total investment income	$803.3	$718.0	$388.7	$159.9	$28.8
Expenses
Total operating expenses	414.7	290.5	142.2	65.9	19.4
Management and incentive fees waived	(130.9)	(73.4)	—	—	—
Net operating expenses	283.8	217.1	142.2	65.9	19.4
Net investment income before income taxes	519.5	500.9	246.5	94.0	9.4
Income tax, including excise tax expense	2.0	2.0	1.1	0.2	0.4
Net investment income after income taxes	517.5	498.9	245.4	93.8	9.0
Total change in net unrealized gain (loss)	(76.0)	(3.7)	(43.6)	9.2	7.6
Total net realized gain (loss)	(53.8)	2.8	0.4	0.7	—
Increase in net assets resulting from operations	$387.7	$498.0	$202.2	$103.7	$16.6

	As of and for the Year Ended December 31,
($ in millions, except per share amounts)	2020	2019		2018	2017	2016
Earnings per common share – basic and diluted	$1.00	$1.53		$1.38	$1.55	$0.78
Consolidated Balance Sheet Data
Cash (incl. foreign and restricted cash)	$357.9	$317.2		$127.6	$20.1	$209.4
Investments at fair value	10,842.1	8,799.2		5,784.1	2,389.8	967.4
Total assets	11,304.4	9,203.6		5,951.0	2,443.5	1,180.8
Total debt (net of unamortized debt issuance costs)	5,292.7	3,038.2		2,567.7	919.4	491.9
Total liabilities	5,557.9	3,226.3		2,686.2	971.0	500.3
Total net assets	$5,746.4	$5,977.3		$3,264.8	$1,472.6	$680.5
Net asset value per share	$14.74	$15.24		$15.10	$15.03	$14.85
Other Data:
Number of portfolio companies	119	98		73	40	21
Distributions Declared Per Share	$1.56	$1.45		$1.42	$1.35	$0.06
Total Return, based on market value(1)	(20.1)%	22.0	%(2)	N/A	N/A	N/A
Total return based on net asset value(3)	8.7%	10.7%		10.2%	10.6%	(0.6)%
Weighted average total yield of portfolio at fair value	8.1%	8.7%		9.4%	8.8%	9.0%
Weighted average total yield of portfolio at amortized cost	8.0%	8.6%		9.4%	8.9%	9.0%
Weighted average yield of debt and income producing securities at fair value	8.3%	8.7%		9.4%	8.8%	9.0%
Weighted average yield of debt and income producing securities at amortized cost	8.2%	8.6%		9.4%	8.9%	9.0%
Fair value of debt investments as a percentage of principal	97.3%	98.0%		97.9%	98.9%	98.8%

________________

(1)

Total return based on market value is calculated as the change in market value per share during the respective periods, taking into account dividends and distributions, if any, reinvested in accordance with the Company’s dividend reinvestment plan.

(2)

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information contained in this section should be read in conjunction with “ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA”.  This discussion contains forward-looking statements, which relate to future events or the future performance or financial condition of Owl Rock Capital Corporation and involves numerous risks and uncertainties, including, but not limited to, those described in “ITEM 1A. RISK FACTORS.” This discussion also should be read in conjunction with the “Cautionary Statement Regarding Forward Looking Statements” set forth on page 1 of this Annual Report on Form 10-K. Actual results could differ materially from those implied or expressed in any forward-looking statements.

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

We are managed by Owl Rock Capital Advisors LLC (“the Adviser” or “our Adviser”). The Adviser is registered with the SEC as an investment adviser under the Investment Advisers Act of 1940, as amended (the "Advisers Act"). Subject to the overall supervision of our board of directors (“the Board” or “our Board”), the Adviser manages our day-to-day operations, and provides investment advisory and management services to us. The Adviser or its affiliates may engage in certain origination activities and receive attendant arrangement, structuring or similar fees. The Adviser is responsible for managing our business and activities, including sourcing investment opportunities, conducting research, performing diligence on potential investments, structuring our investments, and monitoring our portfolio companies on an ongoing basis through a team of investment professionals. The Board consists of eight directors, five of whom are independent.

On July 22, 2019, we closed our initial public offering (“IPO”), issuing 10 million shares of our common stock at a public offering price of $15.30 per share, and on August 2, 2019, the underwriters exercised their option to purchase an additional 1.5 million shares of common stock at a purchase price of $15.30 per share.  Net of underwriting fees and offering costs, we received total cash proceeds of $164.0 million. Our common stock began trading on the New York Stock Exchange (“NYSE”) under the symbol “ORCC” on July 18, 2019. In connection with the IPO, on July 22, 2019, we entered into a stock repurchase plan (the “Company 10b5-1 Plan”), to acquire up to $150 million in the aggregate of our common stock at prices below its net asset value per share over a specified period, in accordance with the guidelines specified in Rule 10b-18 and Rule 10b5-1 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Under the Company 10b5-1 Plan, we acquired 12,515,624 shares for approximately $150 million. The Company 10b5-1 Plan commenced on August 19, 2019 and was exhausted on August 4, 2020.

The Adviser also serves as investment adviser to Owl Rock Capital Corporation II and Owl Rock Core Income Corp.

The Adviser is under common control with Owl Rock Technology Advisors LLC (“ORTA”), Owl Rock Capital Private Fund Advisors LLC (“ORPFA”) and Owl Rock Diversified Advisors LLC (“ORDA”), which also are investment advisers and subsidiaries of Owl Rock Capital Partners. ORTA serves as investment adviser to Owl Rock Technology Finance Corp. and ORDA serves as investment adviser to Owl Rock Capital Corporation III. The Adviser, ORTA, ORPFA and ORDA are referred to as the “Owl Rock Advisers” and together with Owl Rock Capital Partners are referred to, collectively, as “Owl Rock.”

On December 23, 2020, Owl Rock Capital Group, LLC (“Owl Rock Capital Group”), the parent of the Adviser (and a subsidiary of Owl Rock Capital Partners), and Dyal Capital Partners (“Dyal”) announced they are merging to form Blue Owl Capital Inc. (“Blue Owl”).  Blue Owl will enter the public market via its acquisition by Altimar Acquisition Corporation (NYSE:ATAC) (“Altimar”), a special purpose acquisition company (the “Transaction”). If the Transaction is consummated, there will be no changes to the Company’s investment strategy or the Adviser’s investment team or investment process with respect to the Company; however, the Transaction will result in a change in control of the Adviser, which will be deemed an assignment of the Investment Advisory Agreement in accordance with the 1940 Act. As a result, the Board, after considering the Transaction and subsequent change in control, has determined that upon consummation of the Transaction and subject to the approval of the Company’s shareholders at a special meeting expected to be held on March 17, 2021, the Company should enter into a third amended and restated investment advisory agreement with the Adviser on terms that are identical to the Investment Advisory Agreement. The Board also determined that upon consummation of the Transaction, the Company should enter into an amended and restated administration agreement with the Adviser on terms that are identical to the Administration Agreement. See “Item 1. Business – The Adviser and Administrator – Owl Rock Capital Advisors LLC.”

We may be prohibited under the 1940 Act from participating in certain transactions with our affiliates without the prior approval of our directors who are not interested persons and, in some cases, the prior approval of the SEC.  We, our Adviser and certain affiliates have been granted exemptive relief by the SEC to permit us to co-invest with other funds managed by our Adviser or certain of its affiliates, including the Owl Rock Clients, in a manner consistent with our investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors. Pursuant to such exemptive relief, we generally are permitted to co-invest with certain of our affiliates if a “required majority” (as defined in Section 57(o) of the Investment Company Act of 1940, as amended (the "1940 Act")) of our independent directors make certain conclusions in connection with a co-investment transaction, including that (1) the terms of the transactions, including the consideration to be paid, are reasonable and fair to us and our shareholders and do not involve overreaching by us or our shareholders on the part of any person concerned, (2) the transaction is consistent with the interests of our shareholders and is consistent with our investment objective and strategies, and (3) the investment by our affiliates would not disadvantage us, and our participation would not be on a basis different from or less advantageous than that on which our affiliates are investing. In addition, pursuant to an exemptive order issued by the SEC on April 8, 2020 and applicable to all BDCs, through December 31, 2020, we were permitted, subject to the satisfaction of certain conditions, to complete follow-on investments in our existing portfolio companies with certain private funds managed by the Adviser or its affiliates and covered by our exemptive relief, even if such private funds had not previously invested in such existing portfolio company. Without this order, private funds would generally not be able to participate in such follow-on investments with us unless the private funds had previously acquired securities of the portfolio company in a co-investment transaction with us. Although the conditional exemptive order has expired, the SEC’s Division of Investment  Management has indicated that until March 31, 2021, it will not recommend enforcement action, to the extent that any BDC with an existing coinvestment order continues to engage in certain transactions described in the conditional exemptive order, pursuant to the same terms and conditions described therein. The Owl Rock Advisers’ allocation policy seeks to ensure equitable allocation of investment opportunities over time between us and other funds managed by our Adviser or its affiliates. As a result of the exemptive relief, there could be significant overlap in our investment portfolio and the investment portfolio of other funds established by the Adviser or its affiliates that could avail themselves of the exemptive relief.

On April 27, 2016, we formed a wholly-owned subsidiary, OR Lending LLC, a Delaware limited liability company, which holds a California finance lenders license. OR Lending LLC makes loans to borrowers headquartered in California. For time to time we may form wholly-owned subsidiaries to facilitate our normal course of business.

Certain consolidated subsidiaries of ours are subject to U.S. federal and state corporate-level income taxes.

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

While several countries, as well as certain states, counties and cities in the United States, have relaxed the initial public health restrictions with a view to partially or fully reopening their economies, many cities world-wide have since experienced a surge in the reported number of cases, hospitalizations and deaths related to the COVID-19 pandemic. These increases  have led to the re-introduction of restrictions and business shutdowns in certain states, counties and cities in the United States and globally and could continue to lead to the re-introduction of such restrictions and business shutdowns elsewhere. Additionally, as of late December 2020, travelers from the United States are not allowed to visit Canada, Australia or the majority of countries in Europe, Asia, Africa and

South America. These continued travel restrictions may prolong the global economic downturn. In addition, although the Federal Food and Drug Administration authorized vaccines for emergency use starting in December 2020, it remains unclear how quickly the vaccines will be distributed nationwide and globally or when “herd immunity” will be achieved and the restrictions that were imposed to slow the spread of the virus will be lifted entirely. The delay in distributing the vaccines could lead people to continue to self-isolate and not participate in the economy at pre-pandemic levels for a prolonged period of time. Even after the COVID-19 pandemic subsides, the U.S. economy and most other major global economies may continue to experience a recession, and we anticipate our business and operations could be materially adversely affected by a prolonged recession in the United States and other major markets.

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

During the year ended December 31, 2020, we experienced a decrease in originations, which reflects the lower levels of private equity deal activity in that time period; however, for the three months ended December 31, 2020, we experienced an increase in originations compared to prior quarter. For the three months ending March 31, 2021, we expect the performance of our portfolio companies to continue to be impacted by COVID-19 and the related economic slowdown, and therefore, while we have highlighted our liquidity and available capital, we are focused on preserving that capital for our existing portfolio companies in order to protect the value of our investments.

Our Investment Framework

We are a Maryland corporation organized primarily to originate and make loans to, and make debt and equity investments in, U.S. middle market companies. Our investment objective is to generate current income, and to a lesser extent, capital appreciation by targeting investment opportunities with favorable risk-adjusted returns. Since our Adviser and its affiliates began investment activities in April 2016 through December 31, 2020, our Adviser and its affiliates have originated $27.7 billion aggregate principal amount of investments, of which $25.8 billion of aggregate principal amount of investments prior to any subsequent exits or repayments, was retained by either us or a corporation or fund advised by our Adviser or its affiliates. We seek to generate current income primarily in U.S. middle market companies through direct originations of senior secured loans or originations of unsecured loans, subordinated loans or mezzanine loans and, to a lesser extent, investments in equity and equity-related securities including warrants, preferred stock and similar forms of senior equity.

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

As of December 31, 2020, our average debt investment size in each of our portfolio companies was approximately $90.2 million based on fair value. As of December 31, 2020, our portfolio companies, excluding the investment in Sebago Lake and certain investments that fall outside of our typical borrower profile and represent 93.8% of our total debt portfolio based on fair value, had weighted average annual revenue of $460 million and weighted average annual EBITDA of $100 million.

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

Revenues

We generate revenues primarily in the form of interest income from the investments we hold. In addition, we may generate income from dividends on either direct equity investments or equity interests obtained in connection with originating loans, such as options, warrants or conversion rights. Our debt investments typically have a term of three to ten years. As of December 31, 2020, 99.9% of our debt investments based on fair value bear interest at a floating rate, subject to interest rate floors, in certain cases. Interest on our debt investments is generally payable either monthly or quarterly.

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

Loan origination fees, original issue discount and market discount or premium are capitalized, and we accrete or amortize such amounts under U.S. generally accepted accounting principles ("U.S. GAAP") as interest income using the effective yield method for term instruments and the straight-line method for revolving or delayed draw instruments. Repayments of our debt investments can reduce interest income from period to period. The frequency or volume of these repayments may fluctuate significantly. We record prepayment premiums on loans as interest income.  We may also generate revenue in the form of commitment, loan origination, structuring, or due diligence fees, fees for providing managerial assistance to our portfolio companies and possibly consulting fees.

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

On March 31, 2020, our Board, including a “required majority” (as such term is defined in Section 57(o) of the 1940 Act) of our Board, approved the application of the modified asset coverage requirements set forth in Section 61(a)(2) of the Investment Company Act, as amended by the Small Business Credit Availability Act. On June 8, 2020, the date of our shareholder meeting, we received shareholder approval for the application of the modified asset coverage requirements set forth in Section 61(a)(2) of the 1940 Act, as amended by the Small Business Credit Availability Act. As a result, effective on June 9, 2020, our asset coverage requirement applicable to senior securities was reduced from 200% to 150% and our current target leverage ratio is 0.90x-1.25x.

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

Robust Demand for Debt Capital. We believe U.S. middle market companies will continue to require access to debt capital to refinance existing debt, support growth and finance acquisitions. In addition, we believe the large amount of uninvested capital held by funds of private equity firms, estimated by Preqin Ltd., an alternative assets industry data and research company, to be $1.5 trillion as of October 2020, will continue to drive deal activity. We expect that private equity sponsors will continue to pursue acquisitions and leverage their equity investments with secured loans provided by companies such as us.

The Middle Market is a Large Addressable Market. According to GE Capital’s National Center for the Middle Market 4th quarter 2020 Middle Market Indicator, there are approximately 200,000 U.S. middle market companies, which have approximately 48 million aggregate employees. Moreover, the U.S. middle market accounts for one-third of private sector gross domestic product (“GDP”). GE defines U.S. middle market companies as those between $10 million and $1 billion in annual revenue, which we believe has significant overlap with our definition of U.S. middle market companies.

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

Portfolio and Investment Activity

As of December 31, 2020, based on fair value, our portfolio consisted of 77.5% first lien senior secured debt investments (of which 37% we consider to be unitranche debt investments (including “last out” portions of such loans)), 18.5% second lien senior secured debt investments, 0.5% unsecured investments, 2.5% equity investments, and 1.0% investment funds and vehicles.

As of December 31, 2020, our weighted average total yield of the portfolio at fair value and amortized cost was 8.1% and 8.0%, respectively, and our weighted average yield of accruing debt and income producing securities at fair value and amortized cost was 8.3% and 8.2%, respectively.

As of December 31, 2020, we had investments in 119 portfolio companies with an aggregate fair value of $10.8 billion.

Based on current market conditions, the pace of our investment activities may vary.

Our investment activity for the years ended December 31, 2020, 2019 and 2018 is presented below (information presented herein is at par value unless otherwise indicated).

	For the Years Ended December 31,
($ in thousands)	2020	2019	2018
New investment commitments
Gross originations	$3,667,048	4,625,939	5,814,181
Less: Sell downs	(222,276)	(191,277)	(618,040)
Total new investment commitments	$3,444,772	$4,434,662	$5,196,141
Principal amount of investments funded:
First-lien senior secured debt investments	$2,132,417	$3,083,777	3,388,527
Second-lien senior secured debt investments	518,480	596,421	799,701
Unsecured debt investments	55,873	—	23,000
Equity investments	119,780	1,991	11,215
Investment funds and vehicles	18,950	—	26,110
Total principal amount of investments funded	$2,845,500	$3,682,189	$4,248,553
Principal amount of investments sold or repaid:
First-lien senior secured debt investments	$(1,060,352)	$(820,602)	$(536,715)
Second-lien senior secured debt investments	(90,686)	(116,700)	(341,600)
Unsecured debt investments	—	(23,000)	—
Equity investments	(867)	(1,991)	(2,760)
Investment funds and vehicles	—	(2,250)	—
Total principal amount of investments sold or repaid	$(1,151,905)	$(964,543)	$(881,075)
Number of new investment commitments in new portfolio companies(1)	30	38	44
Average new investment commitment amount	$84,891	$107,981	$105,689
Weighted average term for new investment commitments (in years)	5.9	6.3	6.2
Percentage of new debt investment commitments at floating rates	96.3%	100.0%	99.6%
Percentage of new debt investment commitments at fixed rates	3.7%	0.0%	0.4%
Weighted average interest rate of new investment commitments(2)	7.8%	8.0%	8.8%
Weighted average spread over LIBOR of new floating rate investment commitments	6.9%	6.1%	6.0%

________________

(1)	Number of new investment commitments represents commitments to a particular portfolio company.
(2)

Assumes each floating rate commitment is subject to the greater of the interest rate floor (if applicable) or 3-month LIBOR, which was 0.24%, 1.91% and 2.81% as of December 31, 2020, 2019 and 2018, respectively.

As of December 31, 2020 and December 31, 2019, our investments consisted of the following:

	December 31, 2020			December 31, 2019
($ in thousands)	Amortized Cost		Fair Value	Amortized Cost		Fair Value
First-lien senior secured debt investments	$8,483,799	(3)	$8,404,754	$7,136,866	(3)	$7,113,356
Second-lien senior secured debt investments	2,035,151		2,000,471	1,590,439		1,584,917
Unsecured debt investments	56,473		59,562	—		—
Equity investments(1)	245,458		271,739	12,663		12,875
Investment funds and vehicles(2)	107,837		105,546	88,888		88,077
Total Investments	$10,928,718		$10,842,072	$8,828,856		$8,799,225

________________

(1)	Includes investment in Wingspire.
(2)	Includes investment in Sebago Lake.
(3)	37% and 43% of which we consider unitranche loans as of December 31, 2020 and December 31, 2019, respectively.

The table below describes investments by industry composition based on fair value as of December 31, 2020 and December 31, 2019:

	December 31, 2020	December 31, 2019
Advertising and media	1.0%	2.6%
Aerospace and defense	2.7	3.3
Automotive	1.6	1.7
Buildings and real estate	5.6	6.6
Business services	5.7	5.4
Chemicals	2.2	2.6
Consumer products	2.3	2.7
Containers and packaging	2.0	2.1
Distribution	6.3	8.6
Education	2.6	3.5
Energy equipment and services	0.1	0.2
Financial services (1)	2.9	1.6
Food and beverage	8.7	7.2
Healthcare equipment and services	3.7	8.3
Healthcare providers and services	5.2	—
Healthcare technology	3.6	3.4
Household products	1.4	1.5
Human resource support services (3)	0.0	—
Infrastructure and environmental services	1.8	2.7
Insurance	8.9	5.7
Internet software and services	11.1	8.1
Investment funds and vehicles (2)	1.0	1.0
Leisure and entertainment	2.0	2.0
Manufacturing	5.3	2.9
Oil and gas	1.7	2.3
Professional services	5.6	8.1
Specialty retail	2.1	2.7
Telecommunications	0.5	0.5
Transportation	2.4	2.7
Total	100.0%	100.0%

________________

(1)	Includes investment in Wingspire.
(2)	Includes investment in Sebago Lake.
(3)	Rounds to less than 0.1%.

The table below describes investments by geographic composition based on fair value as of December 31, 2020 and December 31, 2019:

	December 31, 2020	December 31, 2019
United States:
Midwest	18.2%	19.5%
Northeast	16.7	18.7
South	42.3	42.8
West	17.2	15.3
Belgium	0.8	1.0
Canada	1.0	0.9
Israel	0.4	—
United Kingdom	3.4	1.8
Total	100.0%	100.0%

The weighted average yields and interest rates of our investments at fair value as of December 31, 2020 and December 31, 2019 were as follows:

	December 31, 2020	December 31, 2019
Weighted average total yield of portfolio	8.1%	8.7%
Weighted average total yield of accruing debt and income producing securities	8.3%	8.7%
Weighted average interest rate of accruing debt securities	7.4%	8.1%
Weighted average spread over LIBOR of all accruing floating rate investments	6.6%	6.3%

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

The following table shows the composition of our portfolio on the 1 to 5 rating scale as of December 31, 2020 and December 31, 2019:

	December 31, 2020		December 31, 2019
Investment Rating	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
($ in thousands)
1	$1,093,318	10.1%	$753,619	8.6%
2	8,628,248	79.6	7,576,022	86.1
3	904,018	8.3	469,584	5.3
4	216,488	2.0	—	—
5	—	—	—	—
Total	$10,842,072	100.0%	$8,799,225	100.0%

The increase in investments rated by our Adviser as a 3, 4 and 5 as of December 31, 2020 as compared to December 31, 2019 can be attributed to either COVID-19 related market disruptions or the underlying performance of the portfolio company. See “COVID-19 Developments” for additional information.

The following table shows the amortized cost of our performing and non-accrual debt investments as of December 31, 2020 and December 31, 2019:

	December 31, 2020		December 31, 2019
($ in thousands)	Amortized Cost	Percentage	Amortized Cost	Percentage
Performing	$10,518,059	99.5%	$8,727,305	100.0%
Non-accrual	57,364	0.5%	—	—%
Total	$10,575,423	100.0%	$8,727,305	100.0%

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

Portfolio Companies

The following table sets forth certain information regarding each of the portfolio companies in which we had a debt or equity investment as of December 31, 2020. We offer to make available significant managerial assistance to our portfolio companies. We may receive rights to observe the meetings of our portfolio companies’ board of directors. Other than these investments, our only relationships with our portfolio companies are the managerial assistance we may separately provide to our portfolio companies, which services would be ancillary to our investments. As of December 31, 2020, other than Sebago Lake LLC, Wingspire Capital Holdings LLC and Swipe Acquisition Corp. (dba PLI), we did not “control” and are not an “affiliate” of any of our portfolio companies, each as defined in the 1940 Act. In general, under the 1940 Act, we would “control” a portfolio company if we owned 25.0% or more of its voting securities and would be an “affiliate” of a portfolio company if we owned five percent or more of its voting securities.

($ in thousands) Company	Industry	Type of Investment	Interest Rate	Maturity / Dissolution Date	Percentage of Class Held on a Fully Diluted Basis	Principal Number of Shares / Number of Units	Amortized Cost	Fair Value
3ES Innovation Inc. (dba Aucerna)(1)(4) Suite 800, 250 - 2nd Street S.W. Calgary, Alberta, Canada	Internet software and services	First lien senior secured loan	L + 5.75%	5/13/2025	0.0%	39,728	39,346	38,536
3ES Innovation Inc. (dba Aucerna)(1)(12) Suite 800, 250 - 2nd Street S.W. Calgary, Alberta, Canada	Internet software and services	First lien senior secured revolving loan	L + 5.75%	5/13/2025	0.0%	-	(35)	(117)
ABB/Con-cise Optical Group LLC(1)(5) 12301 NW 39th Street Coral Springs, FL 33065	Distribution	First lien senior secured loan	L + 5.00%	6/15/2023	0.0%	75,620	75,053	68,815
ABB/Con-cise Optical Group LLC(1)(5) 12301 NW 39th Street Coral Springs, FL 33065	Distribution	Second lien senior secured loan	L + 9.00%	6/17/2024	0.0%	25,000	24,604	21,875
Accela, Inc.(1)(2) 2633 Camino Ramon, Suite 500 San Ramon, CA 94583	Internet software and services	First lien senior secured loan	L + 4.92% (incl. 1.67% PIK)	9/28/2023	0.0%	22,090	21,871	22,090
Accela, Inc.(1)(12) 2633 Camino Ramon, Suite 500 San Ramon, CA 94583	Internet software and services	First lien senior secured revolving loan	L + 7.00%	9/28/2023	0.0%	-	-	-
Access CIG, LLC(1)(2) 6818 A Patterson Pass Road Livermore, CA 94550	Business services	Second lien senior secured loan	L + 7.75%	2/27/2026	0.0%	58,760	58,260	57,732
Amspec Services Inc.(1)(4) 1249 S River Rd Cranbury, NJ 08512	Professional services	First lien senior secured loan	L + 5.75%	7/2/2024	0.0%	111,404	110,080	108,896
Amspec Services Inc.(1)(12) 1249 S River Rd Cranbury, NJ 08512	Professional services	First lien senior secured revolving loan	L + 4.75%	7/2/2024	0.0%	-	(148)	(325)
Apptio, Inc.(1)(5) 11100 NE 8th Street, Suite 600 Bellevue, WA 98004	Internet software and services	First lien senior secured loan	L + 7.25%	1/10/2025	0.0%	50,916	49,975	50,662
Apptio, Inc.(1)(12) 11100 NE 8th Street, Suite 600 Bellevue, WA 98004	Internet software and services	First lien senior secured revolving loan	L + 7.25%	1/10/2025	0.0%	-	(37)	(14)
Aramsco, Inc.(1)(2) PO Box 29 Thorofare, NJ 08086	Distribution	First lien senior secured loan	L + 5.25%	8/28/2024	0.0%	56,477	55,561	55,912
Aramsco, Inc.(1)(12) PO Box 29 Thorofare, NJ 08086	Distribution	First lien senior secured revolving loan	L + 5.25%	8/28/2024	0.0%	-	(128)	(84)
Ardonagh Midco 2 PLC 1 Minster Court, Mincing Lane London EC3R 7AA United Kingdom	Insurance	Unsecured notes	12.75% PIK	1/15/2027	0.0%	9,300	9,213	9,951

($ in thousands) Company	Industry	Type of Investment	Interest Rate	Maturity / Dissolution Date	Percentage of Class Held on a Fully Diluted Basis	Principal Number of Shares / Number of Units	Amortized Cost	Fair Value
Ardonagh Midco 3 PLC(1)(11) 1 Minster Court, Mincing Lane London EC3R 7AA United Kingdom	Insurance	First lien senior secured loan	G + 8.25% (incl. 2.81% PIK)	7/14/2026	0.0%	95,791	83,893	95,791
Ardonagh Midco 3 PLC(1)(10) 1 Minster Court, Mincing Lane London EC3R 7AA United Kingdom	Insurance	First lien senior secured loan	E + 8.25% (incl. 2.81% PIK)	7/14/2026	0.0%	10,924	9,720	10,924
Ardonagh Midco 3 PLC(1)(11)(12) 1 Minster Court, Mincing Lane London EC3R 7AA United Kingdom	Insurance	First lien senior secured delayed draw term loan	G + 8.25% (incl. 2.81% PIK)	7/14/2022	0.0%	3,390	2,730	3,390
Aruba Investments Holdings LLC (dba Angus Chemical Company)(1)(5) 1500 E Lake Cook Road Buffalo Grove, IL 60089	Chemicals	Second lien senior secured loan	L + 7.75%	11/24/2028	0.0%	10,000	9,854	9,850
Associations, Inc.(1)(4) 5401 North Central Expressway, Suite 300 Dallas, TX 75205	Buildings and real estate	First lien senior secured loan	L + 7.00% (incl. 3.00% PIK)	7/30/2024	0.0%	307,333	304,807	305,795
Associations, Inc.(1)(4)(12) 5401 North Central Expressway, Suite 300 Dallas, TX 75205	Buildings and real estate	First lien senior secured delayed draw term loan	L + 7.00% (incl. 3.00% PIK)	7/30/2021	0.0%	59,153	58,724	58,849
Associations, Inc.(1)(4) 5401 North Central Expressway, Suite 300 Dallas, TX 75205	Buildings and real estate	First lien senior secured revolving loan	L + 6.00%	7/30/2024	0.0%	11,543	11,457	11,427
Asurion, LLC(1)(2) 648 Grassmere Park Nashville, TN 37211	Insurance	Second lien senior secured loan	L + 6.50%	8/4/2025	0.0%	50,450	50,235	50,768
Aviation Solutions Midco, LLC (dba STS Aviation)(1)(4) 2000 NE Jensen Beach Blvd Jensen Beach, FL 34957	Aerospace and defense	First lien senior secured loan	L + 9.25% (incl. 9.25% PIK)	1/3/2025	0.0%	210,719	207,743	183,326
AxiomSL Group, Inc.(1)(4) 45 Broadway, 27th Floor New York, NY, 10006	Financial services	First lien senior secured loan	L + 6.50%	12/3/2027	0.0%	78,659	77,490	77,479
AxiomSL Group, Inc.(1)(12) 45 Broadway, 27th Floor New York, NY, 10006	Financial services	First lien senior secured revolving loan	L + 6.50%	12/3/2025	0.0%	-	(138)	(140)
Barracuda Dental LLC (dba National Dentex)(1)(4) 11601 Kew Gardens Ave, Suite 200 Palm Beach Gardens, FL 33410	Healthcare providers and services	First lien senior secured loan	L + 7.00%	10/27/2025	0.0%	62,048	60,974	60,937

($ in thousands) Company	Industry	Type of Investment	Interest Rate	Maturity / Dissolution Date	Percentage of Class Held on a Fully Diluted Basis	Principal Number of Shares / Number of Units	Amortized Cost	Fair Value
Barracuda Dental LLC (dba National Dentex)(1)(12) 11601 Kew Gardens Ave, Suite 200 Palm Beach Gardens, FL 33410	Healthcare providers and services	First lien senior secured delayed draw term loan	L + 7.00%	6/30/2022	0.0%	-	(105)	(164)
Barracuda Dental LLC (dba National Dentex)(1)(4)(12) 11601 Kew Gardens Ave, Suite 200 Palm Beach Gardens, FL 33410	Healthcare providers and services	First lien senior secured revolving loan	L + 7.00%	10/27/2025	0.0%	3,512	3,351	3,344
BCPE Nucleon (DE) SPV, LP(1)(4) 4001 Kennett Pike, Suite 302 Wilmington, DE 19807	Internet software and services	First lien senior secured loan	L + 7.00%	9/24/2026	0.0%	213,500	210,318	210,297
BCTO BSI Buyer, Inc. (dba Buildertrend)(1)(4) 11811 I St. Omaha, NE 68137	Internet software and services	First lien senior secured loan	L + 7.00%	12/23/2026	0.0%	44,643	44,198	44,196
BCTO BSI Buyer, Inc. (dba Buildertrend)(1)(12) 11811 I St. Omaha, NE 68137	Internet software and services	First lien senior secured revolving loan	L + 7.00%	12/23/2026	0.0%	-	(53)	(54)
BIG Buyer, LLC(1)(5) 631 North 400 West Salt Lake City, UT 84103	Specialty Retail	First lien senior secured loan	L + 6.50%	11/20/2023	0.0%	49,952	49,240	48,954
BIG Buyer, LLC(1)(12) 631 North 400 West Salt Lake City, UT 84103	Specialty Retail	First lien senior secured delayed draw term loan	L + 6.50%	2/28/2021	0.0%	-	(72)	(14)
BIG Buyer, LLC(1)(2)(12) 631 North 400 West Salt Lake City, UT 84103	Specialty Retail	First lien senior secured revolving loan	L + 6.50%	11/20/2023	0.0%	1,750	1,681	1,675
Black Mountain Sand Eagle Ford LLC(1)(4) 420 Commerce Street, Suite 500 Fort Worth, TX 76102	Oil and gas	First lien senior secured loan	L + 8.25%	8/17/2022	0.0%	46,883	46,683	42,429
Blackhawk Network Holdings, Inc.(1)(2) 6220 Stoneridge Mall Road Pleasanton, CA 94588	Financial services	Second lien senior secured loan	L + 7.00%	6/15/2026	0.0%	106,400	105,644	99,750
Bracket Intermediate Holding Corp.(1)(4) 575 East Swedesford Road, Suite 200 Wayne, PA 19087	Healthcare technology	First lien senior secured loan	L + 4.25%	9/5/2025	0.0%	521	485	512
Bracket Intermediate Holding Corp.(1)(4) 575 East Swedesford Road, Suite 200 Wayne, PA 19087	Healthcare technology	Second lien senior secured loan	L + 8.13%	9/7/2026	0.0%	26,250	25,838	25,594

($ in thousands) Company	Industry	Type of Investment	Interest Rate	Maturity / Dissolution Date	Percentage of Class Held on a Fully Diluted Basis	Principal Number of Shares / Number of Units	Amortized Cost	Fair Value
Caiman Merger Sub LLC (dba City Brewing)(1)(2) 925 S. 3rd St. La Crosse, WI 54601	Food and beverage	First lien senior secured loan	L + 5.75%	11/3/2025	0.0%	175,347	173,881	176,224
Caiman Merger Sub LLC (dba City Brewing)(1)(12) 925 S. 3rd St. La Crosse, WI 54601	Food and beverage	First lien senior secured revolving loan	L + 5.75%	11/1/2024	0.0%	-	(99)	-
Cardinal US Holdings, Inc.(1)(4) De Kleetlaan 6A 1831 Machelen Brussels, Belgium	Professional services	First lien senior secured loan	L + 5.00%	7/31/2023	0.0%	89,273	86,998	88,827
CIBT Global, Inc.(1)(4) 1600 International Drive, Suite 600 McLean, VA 22102	Business services	First lien senior secured loan	L + 3.75%	6/3/2024	0.0%	843	660	599
CIBT Global, Inc.(1)(4) 1600 International Drive, Suite 600 McLean, VA 22102	Business services	Second lien senior secured loan	L + 7.75% (incl. 6.75% PIK)	6/2/2025	0.0%	62,621	57,364	32,563
CM7 Restaurant Holdings, LLC(1)(2) 18900 Dallas Parkway Dallas, TX 75287	Food and beverage	First lien senior secured loan	L + 8.00%	5/22/2023	0.0%	38,507	37,937	37,352
CM7 Restaurant Holdings, LLC 18900 Dallas Parkway, TX 75287	Food and beverage	LLC Interest	N/A	N/A	0.1%	340	340	340
Confluent Health, LLC.(1)(2) 175 S English Station Rd Ste. 218 Louisville, KY	Healthcare providers and services	First lien senior secured loan	L + 5.00%	6/24/2026	0.0%	17,730	17,589	17,331
ConnectWise, LLC(1)(4) 4110 George Rd., Suite 200 Tampa, FL, 33634	Business services	First lien senior secured loan	L + 5.25%	2/28/2025	0.0%	178,653	176,981	178,653
ConnectWise, LLC(1)(2)(12) 4110 George Rd., Suite 200 Tampa, FL, 33634	Business services	First lien senior secured revolving loan	L + 5.25%	2/28/2025	0.0%	5,001	4,824	5,001
DB Datacenter Holdings Inc.(1)(2) 400 South Akard Street, Suite 100 Dallas, TX 75202	Telecommunications	Second lien senior secured loan	L + 8.00%	4/3/2025	0.0%	47,409	46,920	47,172
Definitive Healthcare Holdings, LLC(1)(4) 550 Cochituate Rd. Framingham, MA 01701	Healthcare technology	First lien senior secured loan	L + 5.50%	7/16/2026	0.0%	197,734	196,131	195,756

($ in thousands) Company	Industry	Type of Investment	Interest Rate	Maturity / Dissolution Date	Percentage of Class Held on a Fully Diluted Basis	Principal Number of Shares / Number of Units	Amortized Cost	Fair Value
Definitive Healthcare Holdings, LLC(1)(4)(12) 550 Cochituate Rd. Framingham, MA 01701	Healthcare technology	First lien senior secured delayed draw term loan	L + 5.50%	7/16/2021	0.0%	7,807	7,531	7,728
Definitive Healthcare Holdings, LLC(1)(12) 550 Cochituate Rd. Framingham, MA 01701	Healthcare technology	First lien senior secured revolving loan	L + 5.50%	7/16/2024	0.0%	-	(77)	(109)
Delta TopCo, Inc. (dba Infoblox, Inc.)(1)(5) 3111 Coronado Dr. Santa Clara, CA 95054	Internet software and services	Second lien senior secured loan	L + 7.25%	12/1/2028	0.0%	15,000	14,927	14,925
DMT Solutions Global Corporation(1)(4) 37 Executive Dr Danbury, CT 06810	Professional services	First lien senior secured loan	L + 7.50%	7/2/2024	0.0%	57,150	55,677	54,864
Douglas Products and Packaging Company LLC(1)(4) 1550 E. Old 210 Highway Liberty, MO 64068	Chemicals	First lien senior secured loan	L + 5.75%	10/19/2022	0.0%	97,939	97,530	95,980
Douglas Products and Packaging Company LLC(1)(8)(12) 1550 E. Old 210 Highway Liberty, MO 64068	Chemicals	First lien senior secured revolving loan	P + 4.75%	10/19/2022	0.0%	3,028	3,000	2,846
Endries Acquisition, Inc.(1)(6) 714 West Ryan Street, P.O. Box 69 Brillion, Wisconsin USA 54110-0069	Distribution	First lien senior secured loan	L + 6.25%	12/10/2025	0.0%	202,219	199,557	198,680
Endries Acquisition, Inc.(1)(12) 714 West Ryan Street, P.O. Box 69 Brillion, Wisconsin USA 54110-0069	Distribution	First lien senior secured revolving loan	L + 6.25%	12/10/2024	0.0%	-	(310)	(473)
Entertainment Benefits Group, LLC(1)(4) 19495 Biscayne Boulevard, Suite 300, Aventura, FL 33180	Business services	First lien senior secured loan	L + 8.25% (incl. 2.50% PIK)	9/30/2025	0.0%	81,250	80,262	71,500
Entertainment Benefits Group, LLC(1)(4)(12) 19495 Biscayne Boulevard, Suite 300, Aventura, FL 33180	Business services	First lien senior secured revolving loan	L + 8.25% (incl. 2.50% PIK)	9/30/2024	0.0%	10,096	9,971	8,752
EW Holdco, LLC (dba European Wax)(1)(2) P.O. Box 802208 Aventura, FL 33280	Specialty Retail	First lien senior secured loan	L + 5.50%	9/25/2024	0.0%	71,297	70,818	67,732
Feradyne Outdoors, LLC(1)(4) 1230 Poplar Avenue Superior, WI 54880	Consumer products	First lien senior secured loan	L + 6.25%	5/25/2023	0.0%	88,400	87,920	86,632

($ in thousands) Company	Industry	Type of Investment	Interest Rate	Maturity / Dissolution Date	Percentage of Class Held on a Fully Diluted Basis	Principal Number of Shares / Number of Units	Amortized Cost	Fair Value
Forescout Technologies, Inc.(1)(4) 190 W. Tasman Drive San Jose, CA 95134	Internet software and services	First lien senior secured loan	L + 9.50% ( incl. 9.50% PIK)	8/17/2026	0.0%	49,834	49,032	49,211
Forescout Technologies, Inc.(1)(12) 190 W. Tasman Drive San Jose, CA 95134	Internet software and services	First lien senior secured revolving loan	L + 8.50%	8/18/2025	0.0%	-	(87)	(67)
FR Arsenal Holdings II Corp. (dba Applied-Cleveland Holdings, Inc.)(1)(4) 370690 East Old Highway 64 Cleveland, OK 74020	Infrastructure and environmental services	First lien senior secured loan	L + 7.50%	9/8/2022	0.0%	121,900	120,927	115,805
Galls, LLC(1)(4) 1340 Russell Cave Road P.O. Box 54308 Lexington, KY 40505	Specialty Retail	First lien senior secured loan	L + 6.75% (incl. 0.50% PIK)	1/31/2025	0.0%	105,272	104,288	101,061
Galls, LLC(1)(4)(12) 1340 Russell Cave Road P.O. Box 54308 Lexington, KY 40505	Specialty Retail	First lien senior secured revolving loan	L + 6.75% (incl. 0.50% PIK)	1/31/2024	0.0%	9,916	9,741	9,072
GC Agile Holdings Limited (dba Apex Fund Services)(1)(4) Veritas House, 125 Finsbury Pavement London, England, EC2A 1NQ	Professional services	First lien senior secured loan	L + 7.00%	6/15/2025	0.0%	158,862	156,717	156,081
GC Agile Holdings Limited (dba Apex Fund Services)(1)(4)(12) Veritas House, 125 Finsbury Pavement London, England, EC2A 1NQ	Professional services	First lien senior secured revolving loan	L + 7.00%	6/15/2023	0.0%	3,462	3,299	3,280
Genesis Acquisition Co. (dba Procare Software)(1)(4) 1 West Main St., Ste 201 Medford, OR 97501	Internet software and services	First lien senior secured loan	L + 4.00%	7/31/2024	0.0%	18,315	18,085	17,629
Genesis Acquisition Co. (dba Procare Software)(1)(4) 1 West Main St., Ste 201 Medford, OR 97501	Internet software and services	First lien senior secured revolving loan	L + 4.00%	7/31/2024	0.0%	2,637	2,606	2,538
Gerson Lehrman Group, Inc.(1)(4) 60 East 42nd Street, 3rd Floor New York, NY 10165	Professional services	First lien senior secured loan	L + 4.75%	12/12/2024	0.0%	195,899	194,541	195,899
Gerson Lehrman Group, Inc.(1)(12) 60 East 42nd Street, 3rd Floor New York, NY 10165	Professional services	First lien senior secured revolving loan	L + 4.75%	12/12/2024	0.0%	-	(142)	-

($ in thousands) Company	Industry	Type of Investment	Interest Rate	Maturity / Dissolution Date	Percentage of Class Held on a Fully Diluted Basis	Principal Number of Shares / Number of Units	Amortized Cost	Fair Value
GI CCLS Acquisition LLC (fka GI Chill Acquisition LLC)(1)(4) 611 Gateway Blvd, Suite 820 South San Francisco, CA 94080	Healthcare providers and services	Second lien senior secured loan	L + 7.50%	8/6/2026	0.0%	135,400	134,357	133,708
Gloves Buyer, Inc. (dba Protective Industrial Products)(1)(2) 968 Albany Shaker Road Latham, NY 12110	Manufacturing	Second lien senior secured loan	L + 8.25%	12/29/2028	0.0%	29,250	28,519	28,519
Gloves Holdings, LP (dba Protective Industrial Products) 968 Albany Shaker Road Latham, NY 12110	Manufacturing	LP Interest	N/A	N/A	0.6%	3,250	3,250	3,250
Granicus, Inc.(1)(5) 1999 Broadway, Suite 3600 Denver, CO 80202	Internet software and services	First lien senior secured loan	L + 7.00%	8/21/2026	0.0%	41,756	40,760	42,173
Granicus, Inc.(1)(4)(12) 1999 Broadway, Suite 3600 Denver, CO 80202	Internet software and services	First lien senior secured revolving loan	L + 7.00%	8/21/2026	0.0%	-	(62)	-
H&F Opportunities LUX III S.À R.L (dba Checkmarx)(1)(5) Amot Atrium Tower, 2 Jabotinsky Street Ramat Gan 520501 Israel	Internet software and services	First lien senior secured loan	L + 7.75%	4/16/2026	0.0%	42,250	41,100	42,144
H&F Opportunities LUX III S.À R.L (dba Checkmarx)(1)(12) Amot Atrium Tower, 2 Jabotinsky Street Ramat Gan 520501 Israel	Internet software and services	First lien senior secured revolving loan	L + 7.75%	4/16/2026	0.0%	-	(429)	(41)
Hayward Industries, Inc.(1)(2) 620 Division Street Elizabeth, NJ 07201	Household products	First lien senior secured loan	L + 3.50%	8/5/2024	0.0%	918	899	906
Hayward Industries, Inc.(1)(2) 620 Division Street Elizabeth, NJ 07201	Household products	Second lien senior secured loan	L + 8.25%	8/4/2025	0.0%	52,149	51,458	51,628
Hercules Borrower, LLC(1)(5) 412 Georgia Avenue #300 Chattanooga, TN 37403	Business services	First lien senior secured loan	L + 6.50%	12/15/2026	0.0%	180,043	177,358	177,343
Hercules Borrower, LLC(1)(12) 412 Georgia Avenue #300 Chattanooga, TN 37403	Business services	First lien senior secured revolving loan	L + 6.50%	12/15/2026	0.0%	-	(311)	(314)
Hercules Buyer, LLC(1)(12) 412 Georgia Avenue #300 Chattanooga, TN 37403	Business services	Unsecured notes	0.48% (inc. 0.48% PIK)	12/14/2029	0.0%	5,112	5,112	5,112

($ in thousands) Company	Industry	Type of Investment	Interest Rate	Maturity / Dissolution Date	Percentage of Class Held on a Fully Diluted Basis	Principal Number of Shares / Number of Units	Amortized Cost	Fair Value
Hercules Buyer, LLC 412 Georgia Avenue #300 Chattanooga, TN 37403	Business services	Common Units	N/A	N/A	1.0%	2,190,000	2,190	2,190
H-Food Holdings, LLC(1)(2) 3500 Lacey Road, Suite 300 Downers Grove IL 60515	Food and beverage	First lien senior secured loan	L + 4.00%	5/23/2025	0.0%	12,861	12,768	12,656
H-Food Holdings, LLC(1)(2) 3500 Lacey Road, Suite 300 Downers Grove IL 60515	Food and beverage	Second lien senior secured loan	L + 7.00%	3/2/2026	0.0%	121,800	119,542	119,060
H-Food Holdings, LLC 3500 Lacey Road, Suite 300, Downers Grove IL 60515	Food and beverage	LLC Interest	N/A	N/A	0.9%	10,875	10,875	11,159
Hg Genesis 8 Sumoco Limited(1)(11) 2 More London Riverside London SE1 2AP United Kingdom	Financial services	Unsecured facility	G + 7.50% (incl. 7.50% PIK)	8/28/2025	0.0%	43,841	42,148	44,499
HGH Purchaser, Inc. (dba Horizon Services)(1)(4) 320 Century Blvd Wilmington, DE 19808	Household products	First lien senior secured loan	L + 6.75%	11/3/2025	0.0%	76,982	76,015	74,673
HGH Purchaser, Inc. (dba Horizon Services)(1)(4)(12) 320 Century Blvd Wilmington, DE 19808	Household products	First lien senior secured delayed draw term loan	L + 6.75%	11/1/2021	0.0%	26,993	26,394	26,090
HGH Purchaser, Inc. (dba Horizon Services)(1)(4)(12) 320 Century Blvd Wilmington, DE 19808	Household products	First lien senior secured revolving loan	L + 6.75%	11/3/2025	0.0%	972	855	680
Hometown Food Company(1)(2) 1 Strawberry Lane Orrville, Ohio 44667-0280	Food and beverage	First lien senior secured loan	L + 5.00%	8/31/2023	0.0%	21,388	21,145	21,388
Hometown Food Company(1)(2)(12) 1 Strawberry Lane Orrville, Ohio 44667-0280	Food and beverage	First lien senior secured revolving loan	L + 5.00%	8/31/2023	0.0%	565	520	565
Hyland Software, Inc.(1)(2) 28500 Clemens Road Westlake, OH 44145	Internet software and services	Second lien senior secured loan	L + 7.00%	7/7/2025	0.0%	24,705	24,372	24,848
Ideal Tridon Holdings, Inc.(1)(4) 8100 Tridon Drive Smyrna, TN USA 37167-6603	Manufacturing	First lien senior secured loan	L + 5.75%	7/31/2024	0.0%	53,310	52,757	52,111
Ideal Tridon Holdings, Inc.(1)(2)(12) 8100 Tridon Drive Smyrna, TN USA 37167-6603	Manufacturing	First lien senior secured revolving loan	L + 5.75%	7/31/2023	0.0%	900	858	771

($ in thousands) Company	Industry	Type of Investment	Interest Rate	Maturity / Dissolution Date	Percentage of Class Held on a Fully Diluted Basis	Principal Number of Shares / Number of Units	Amortized Cost	Fair Value
Individual Foodservice Holdings, LLC(1)(5) 5496 Lindbergh Lane Bell, CA 90201	Distribution	First lien senior secured loan	L + 6.25%	11/22/2025	0.0%	156,900	154,129	154,547
Individual Foodservice Holdings, LLC(1)(5)(12) 5496 Lindbergh Lane Bell, CA 90201	Distribution	First lien senior secured delayed draw term loan	L + 6.25%	6/30/2022	0.0%	12,587	11,912	12,012
Individual Foodservice Holdings, LLC(1)(2)(12) 5496 Lindbergh Lane Bell, CA 90201	Distribution	First lien senior secured revolving loan	L + 6.25%	11/22/2024	0.0%	5,276	4,877	4,919
Innovative Water Care Global Corporation(1)(4) 1400 Bluegrass Lakes Pkwy Alpharetta, GA 30004	Chemicals	First lien senior secured loan	L + 5.00%	2/27/2026	0.0%	147,375	139,223	129,690
Instructure, Inc.(1)(4) 6330 South 3000 East, Suite 700 Salt Lake City, UT 84121	Education	First lien senior secured loan	L + 7.00%	3/24/2026	0.0%	84,660	83,400	84,660
Instructure, Inc.(1)(12) 6330 South 3000 East, Suite 700 Salt Lake City, UT 84121	Education	First lien senior secured revolving loan	L + 7.00%	3/24/2026	0.0%	-	(60)	-
Integrity Marketing Acquisition, LLC(1)(5) 9111 Cypress Waters Blvd Suite 450 Coppell, TX 75019	Insurance	First lien senior secured loan	L + 5.75%	8/27/2025	0.0%	221,109	218,033	217,792
Integrity Marketing Acquisition, LLC(1)(12) 9111 Cypress Waters Blvd Suite 450 Coppell, TX 75019	Insurance	First lien senior secured revolving loan	L + 5.75%	8/27/2025	0.0%	-	(172)	(222)
Intelerad Medical Systems Incorporated (fka 11849573 Canada Inc.)(1)(4) 800 Boulevard de Maisonneuve East 12th floor Montreal, Quebec H2L 4L8, Canada	Healthcare technology	First lien senior secured loan	L + 6.25%	2/20/2026	0.0%	67,852	67,092	66,834
Intelerad Medical Systems Incorporated (fka 11849573 Canada Inc.)(1)(4)(12) 800 Boulevard de Maisonneuve East 12th floor Montreal, Quebec H2L 4L8, Canada	Healthcare technology	First lien senior secured revolving loan	L + 6.25%	2/20/2026	0.0%	1,126	1,066	1,041

($ in thousands) Company	Industry	Type of Investment	Interest Rate	Maturity / Dissolution Date	Percentage of Class Held on a Fully Diluted Basis	Principal Number of Shares / Number of Units	Amortized Cost	Fair Value
Interoperability Bidco, Inc.(1)(4) 100 High Street, Suite 1560 Boston, MA 02110	Healthcare technology	First lien senior secured loan	L + 5.75%	6/25/2026	0.0%	76,042	75,260	73,571
Interoperability Bidco, Inc.(1)(12) 100 High Street, Suite 1560 Boston, MA 02110	Healthcare technology	First lien senior secured delayed draw term loan	L + 5.75%	6/25/2021	0.0%	-	(8)	(170)
Interoperability Bidco, Inc.(1)(4) 100 High Street, Suite 1560 Boston, MA 02110	Healthcare technology	First lien senior secured revolving loan	L + 5.75%	6/25/2024	0.0%	4,000	3,965	3,870
IQN Holding Corp. (dba Beeline)(1)(4) 12724 Gran Bay Parkway West, Suite 200 Jacksonville, FL 32258-4467	Internet software and services	First lien senior secured loan	L + 5.50%	8/20/2024	0.0%	189,956	188,084	188,531
IQN Holding Corp. (dba Beeline)(1)(12) 12724 Gran Bay Parkway West, Suite 200 Jacksonville, FL 32258-4467	Internet software and services	First lien senior secured revolving loan	L + 5.50%	8/21/2023	0.0%	-	(179)	(170)
IRI Holdings, Inc.(1)(2) 150 North Clinton Street Chicago, IL 60661-1416	Advertising and media	First lien senior secured loan	L + 4.25%	12/1/2025	0.0%	7,130	7,076	7,058
Storm Chaser Intermediate II Holding Corporation (dba JM Swank, LLC) (1)(4) 21333 Haggerty Rd. Suite 100 Novi, MI 48375	Distribution	First lien senior secured loan	L + 7.50%	7/25/2022	0.0%	114,964	114,167	114,676
KS Management Services, L.L.C.(1)(2) 2727 West Holcombe Boulevard Houston, TX 77025	Healthcare providers and services	First lien senior secured loan	L + 4.25%	1/9/2026	0.0%	123,750	122,422	123,751
KWOR Acquisition, Inc. (dba Worley Claims Services)(1)(2) Post Office Box 249 Hammond, LA 70404	Insurance	First lien senior secured loan	L + 4.00%	6/3/2026	0.0%	20,312	19,780	19,804
KWOR Acquisition, Inc. (dba Worley Claims Services)(1)(12) Post Office Box 249 Hammond, LA 70404	Insurance	First lien senior secured delayed draw term loan	L + 4.00%	6/3/2021	0.0%	-	(52)	(52)
KWOR Acquisition, Inc. (dba Worley Claims Services)(1)(12) Post Office Box 249 Hammond, LA 70404	Insurance	First lien senior secured revolving loan	L + 4.00%	6/3/2024	0.0%	-	(80)	(130)
KWOR Acquisition, Inc. (dba Worley Claims Services)(1)(2) Post Office Box 249 Hammond, LA 70404	Insurance	Second lien senior secured loan	L + 7.75%	12/3/2026	0.0%	49,600	48,976	48,732

($ in thousands) Company	Industry	Type of Investment	Interest Rate	Maturity / Dissolution Date	Percentage of Class Held on a Fully Diluted Basis	Principal Number of Shares / Number of Units	Amortized Cost	Fair Value
Lazer Spot G B Holdings, Inc.(1)(4) 6525 Shiloh Rd #900 Alpharetta, GA 30005	Transportation	First lien senior secured loan	L + 5.75%	12/9/2025	0.0%	145,530	143,377	144,439
Lazer Spot G B Holdings, Inc.(1)(12) 6525 Shiloh Rd #900 Alpharetta, GA 30005	Transportation	First lien senior secured revolving loan	L + 5.75%	12/9/2025	0.0%	-	(381)	(201)
Learning Care Group (US) No. 2 Inc.(1)(5) 21333 Haggerty Rd., Suite 100 Novi, MI 48375	Education	Second lien senior secured loan	L + 7.50%	3/13/2026	0.0%	26,967	26,606	23,731
Liberty Oilfield Services LLC(1)(2) 950 17th Street, Suite 2000, 20th Floor Denver, CO 80202	Energy equipment and services	First lien senior secured loan	L + 7.63%	9/19/2022	0.0%	13,759	13,661	13,587
Lightning Midco, LLC (dba Vector Solutions)(1)(5) 4890 W. Kennedy Blvd, Suite 300 Tampa, FL 33609	Internet software and services	First lien senior secured loan	L + 5.50%	11/21/2025	0.0%	138,905	137,883	138,209
Lightning Midco, LLC (dba Vector Solutions)(1)(5)(12) 4890 W. Kennedy Blvd, Suite 300 Tampa, FL 33609	Internet software and services	First lien senior secured revolving loan	L + 5.50%	11/21/2023	0.0%	4,409	4,332	4,343
LineStar Integrity Services LLC(1)(5) 5391 Bay Oaks Dr. Pasadena, TX 77505	Infrastructure and environmental services	First lien senior secured loan	L + 7.25%	2/12/2024	0.0%	88,851	87,950	78,189
Litera Bidco LLC(1)(2) 300 S Riverside Plaza #800 Chicago, IL 60606	Internet software and services	First lien senior secured loan	L + 5.43%	5/29/2026	0.0%	84,186	83,185	83,766
Litera Bidco LLC(1)(12) 300 S Riverside Plaza #800 Chicago, IL 60606	Internet software and services	First lien senior secured revolving loan	L + 5.25%	5/30/2025	0.0%	-	(56)	(29)
Lytx, Inc.(1)(2) 9785 Towne Centre Drive San Diego, CA 92121	Transportation	First lien senior secured loan	L + 6.00%	2/28/2026	0.0%	53,614	52,804	52,675
Lytx, Inc.(1)(2)(12) 9785 Towne Centre Drive San Diego, CA 92121	Transportation	First lien senior secured delayed draw term loan	L + 6.00%	2/28/2022	0.0%	4,662	4,524	4,334
Manna Development Group, LLC(1)(2) 2339 11th Street Encinitas, CA 92024	Food and beverage	First lien senior secured loan	L + 6.75%	10/24/2022	0.0%	52,764	52,426	49,598
Manna Development Group, LLC(1)(2) 2339 11th Street Encinitas, CA 92024	Food and beverage	First lien senior secured revolving loan	L + 6.75%	10/24/2022	0.0%	3,183	3,132	2,992

($ in thousands) Company	Industry	Type of Investment	Interest Rate	Maturity / Dissolution Date	Percentage of Class Held on a Fully Diluted Basis	Principal Number of Shares / Number of Units	Amortized Cost	Fair Value
Mavis Tire Express Services Corp.(1)(4) 358 Saw Mill River Road, Suite 17 Millwood, NY 10546	Automotive	First lien senior secured loan	L + 3.25%	3/20/2025	0.0%	864	813	847
Mavis Tire Express Services Corp.(1)(4) 358 Saw Mill River Road, Suite 17 Millwood, NY 10546	Automotive	Second lien senior secured loan	L + 7.57%	3/20/2026	0.0%	179,905	177,149	176,776
Mavis Tire Express Services Corp.(1)(12) 358 Saw Mill River Road, Suite 17 Millwood, NY 10546	Automotive	Second lien senior secured delayed draw term loan	L + 8.00%	3/20/2021	0.0%	-	-	(48)
MHE Intermediate Holdings, LLC (dba Material Handling Services)(1)(4) 3201 Levis Commons Blvd Perrysburg, OH 43551	Manufacturing	First lien senior secured loan	L + 5.00%	3/8/2024	0.0%	23,726	23,571	23,014
MINDBODY, Inc.(1)(5) 651 Tank Farm Road San Luis Obispo, CA	Internet software and services	First lien senior secured loan	L + 8.50% (incl. 1.50% PIK)	2/14/2025	0.0%	58,187	57,761	53,532
MINDBODY, Inc.(1)(5)(12) 651 Tank Farm Road San Luis Obispo, CA	Internet software and services	First lien senior secured revolving loan	L + 7.00%	2/14/2025	0.0%	-	(42)	(486)
Windows Entities 6201 E 43rd St Tulsa, OK 74135	Manufacturing	LLC Units	N/A	N/A	22.5%	31,822	58,495	72,538
Motus, LLC and Runzheimer International LLC(1)(4) Two Financial Center 60 South Street, Boston, MA 02111	Transportation	First lien senior secured loan	L + 6.36%	1/17/2024	0.0%	59,282	58,430	59,282
Nelipak Holding Company(1)(5) 21 Amflex Drive Cranston, RI, 02921, USA	Healthcare equipment and services	First lien senior secured loan	L + 4.25%	7/2/2026	0.0%	47,521	46,742	46,333
Nelipak Holding Company(1)(4)(12) 21 Amflex Drive Cranston, RI, 02921, USA	Healthcare equipment and services	First lien senior secured revolving loan	L + 4.25%	7/2/2024	0.0%	4,422	4,319	4,238
Nelipak Holding Company(1)(8)(12) 21 Amflex Drive Cranston, RI, 02921, USA	Healthcare equipment and services	First lien senior secured revolving loan	E + 4.50%	7/2/2024	0.0%	492	147	290
Nelipak Holding Company(1)(5) 21 Amflex Drive Cranston, RI, 02921, USA	Healthcare equipment and services	Second lien senior secured loan	L + 8.25%	7/2/2027	0.0%	67,006	66,135	65,331

($ in thousands) Company	Industry	Type of Investment	Interest Rate	Maturity / Dissolution Date	Percentage of Class Held on a Fully Diluted Basis	Principal Number of Shares / Number of Units	Amortized Cost	Fair Value
Nelipak Holding Company(1)(8) 21 Amflex Drive Cranston, RI, 02921, USA	Healthcare equipment and services	Second lien senior secured loan	E + 8.50%	7/2/2027	0.0%	73,536	66,385	70,595
Nellson Nutraceutical, LLC(1)(4) 5115 E. La Palma Ave. Anaheim, CA 92807	Food and beverage	First lien senior secured loan	L + 5.25%	12/23/2023	0.0%	27,498	26,480	26,536
NMI Acquisitionco, Inc. (dba Network Merchants)(1)(2) 201 Main St. Roselle, IL 60172	Financial services	First lien senior secured loan	L + 5.00%	9/6/2022	0.0%	27,904	27,640	27,625
NMI Acquisitionco, Inc. (dba Network Merchants)(1)(12) 201 Main St. Roselle, IL 60172	Financial services	First lien senior secured revolving loan	L + 5.00%	9/6/2022	0.0%	-	(6)	(6)
Norvax, LLC (dba GoHealth)(1)(4) 214 West Huron St. Chicago, IL 60654	Insurance	First lien senior secured loan	L + 6.50%	9/15/2025	0.0%	199,357	195,089	199,856
Norvax, LLC (dba GoHealth)(1)(12) 214 West Huron St. Chicago, IL 60654	Insurance	First lien senior secured revolving loan	L + 6.50%	9/13/2024	0.0%	-	(136)	-
Norvax, LLC (dba GoHealth) 214 West Huron St. Chicago, IL 60654	Insurance	Common Stock	N/A	N/A	0.45%	1,439,481	7,315	19,275
Nutraceutical International Corporation(1)(2) 1777 Sun Peak Drive Park City, UT 84098	Food and beverage	First lien senior secured loan	L + 7.00%	9/30/2026	0.0%	217,255	214,110	215,083
Nutraceutical International Corporation(1)(12) 1777 Sun Peak Drive Park City, UT 84098	Food and beverage	First lien senior secured revolving loan	L + 7.00%	9/30/2025	0.0%	-	(193)	(136)
Offen, Inc.(1)(2) 5100 East 78th Avenue Commerce City, CO 80022	Distribution	First lien senior secured loan	L + 5.00%	6/22/2026	0.0%	19,780	19,620	19,285
Packaging Coordinators Midco, Inc.(1)(5) 3001 Red Lion Road Philadelphia, PA 19114	Healthcare equipment and services	Second lien senior secured loan	L + 8.25%	11/30/2028	0.0%	195,044	191,173	191,143
KPCI Holdings, LP 3001 Red Lion Road Philadelphia, PA 19114	Healthcare equipment and services	LP Interest	N/A	N/A	2.7%	25,285	25,285	25,285
Park Place Technologies, LLC(1)(2) 5910 Landerbrook Drive Cleveland, OH 44124	Telecommunications	First lien senior secured loan	L + 5.00%	11/10/2027	0.0%	9,000	8,646	8,640

($ in thousands) Company	Industry	Type of Investment	Interest Rate	Maturity / Dissolution Date	Percentage of Class Held on a Fully Diluted Basis	Principal Number of Shares / Number of Units	Amortized Cost	Fair Value
Peter C. Foy & Associated Insurance Services, LLC(1)(5) 6200 Canoga Avenue, Suite 325 Woodland Hills, CA 91367	Insurance	First lien senior secured loan	L + 6.25%	3/31/2026	0.0%	123,891	122,224	123,891
Peter C. Foy & Associated Insurance Services, LLC(1)(4)(12) 6200 Canoga Avenue, Suite 325 Woodland Hills, CA 91367	Insurance	First lien senior secured delayed draw term loan	L + 6.25%	9/30/2021	0.0%	12,044	11,636	12,044
Peter C. Foy & Associated Insurance Services, LLC(1)(5)(12) 6200 Canoga Avenue, Suite 325 Woodland Hills, CA 91367	Insurance	First lien senior secured revolving loan	L + 6.25%	3/31/2026	0.0%	2,531	2,414	2,531
PHM Netherlands Midco B.V. (dba Loparex)(1)(4) 1255 Crescent Green Suite 400 Cary, NC 27518	Manufacturing	First lien senior secured loan	L + 4.50%	7/31/2026	0.0%	794	737	780
PHM Netherlands Midco B.V. (dba Loparex)(1)(4) 1255 Crescent Green Suite 400 Cary, NC 27518	Manufacturing	Second lien senior secured loan	L + 8.75%	8/2/2027	0.0%	112,000	105,126	106,960
Pregis Topco LLC(1)(2) 1650 Lake Cook Road, Suite 400 Deerfield, IL 60015 USA	Containers and packaging	First lien senior secured loan	L + 3.75%	7/31/2026	0.0%	863	819	859
Pregis Topco LLC(1)(2) 1650 Lake Cook Road, Suite 400 Deerfield, IL 60015 USA	Containers and packaging	Second lien senior secured loan	L + 7.75%	7/30/2027	0.0%	215,033	211,223	213,959
Premier Imaging, LLC (dba LucidHealth)(1)(2) 100 E. Campus View Blvd., Suite 100 Columbus, Ohio 43235	Healthcare providers and services	First lien senior secured loan	L + 5.50%	1/2/2025	0.0%	33,320	32,851	32,737
Professional Plumbing Group, Inc.(1)(4) 2951 E HWY 501 Conway, SC 29526	Manufacturing	First lien senior secured loan	L + 6.75%	4/16/2024	0.0%	51,681	51,210	49,873
Professional Plumbing Group, Inc.(1)(4)(12) 2951 E HWY 501 Conway, SC 29526	Manufacturing	First lien senior secured revolving loan	L + 6.75%	4/16/2023	0.0%	6,643	6,582	6,209
Project Power Buyer, LLC (dba PEC-Veriforce)(1)(4) 233 General Patton Ave. Mandeville, LA 70471	Oil and gas	First lien senior secured loan	L + 6.25%	5/14/2026	0.0%	45,553	45,039	45,097

($ in thousands) Company	Industry	Type of Investment	Interest Rate	Maturity / Dissolution Date	Percentage of Class Held on a Fully Diluted Basis	Principal Number of Shares / Number of Units	Amortized Cost	Fair Value
Project Power Buyer, LLC (dba PEC-Veriforce)(1)(12) 233 General Patton Ave. Mandeville, LA 70471	Oil and gas	First lien senior secured revolving loan	L + 6.25%	5/14/2025	0.0%	-	(29)	(32)
Project Ruby Ultimate Parent Corp.(1)(2) 11300 Switzer Road Overland Park, KS 66210	Healthcare technology	First lien senior secured loan	L + 4.25%	2/9/2024	0.0%	2,906	2,863	2,863
Project Ruby Ultimate Parent Corp.(1)(2) 11300 Switzer Road Overland Park, KS 66210	Healthcare technology	Second lien senior secured loan	L + 8.25%	2/9/2025	0.0%	9,457	9,268	9,268
QC Supply, LLC(1)(2) 574 Road 11 Schuyler, NE 68661	Distribution	First lien senior secured loan	L + 7.00% (incl. 1.00% PIK)	12/29/2022	0.0%	34,568	34,248	29,037
QC Supply, LLC(1)(2)(12) 574 Road 11 Schuyler, NE 68661	Distribution	First lien senior secured revolving loan	L + 7.00%	12/29/2021	0.0%	4,336	4,311	3,541
Recipe Acquisition Corp. (dba Roland Corporation)(1)(4) 71 West 23rd Street New York, NY 10010	Food and beverage	Second lien senior secured loan	L + 9.00%	12/1/2022	0.0%	32,000	31,771	26,560
Reef (fka Cheese Acquisition, LLC)(1)(5) 233 Peachtree Street NE Harris Tower, Suite 2600 Atlanta, GA 30303	Buildings and real estate	First lien senior secured loan	L + 5.75% (incl. 1.00% PIK)	11/28/2024	0.0%	134,253	132,953	128,212
Imperial Parking Canada(1)(7) 233 Peachtree Street NE Harris Tower, Suite 2600 Atlanta, GA 30303	Buildings and real estate	First lien senior secured loan	C + 6.25% (incl. 1.25% PIK)	11/28/2024	0.0%	27,749	26,561	26,501
Reef (fka Cheese Acquisition, LLC)(1)(2)(12) 233 Peachtree Street NE Harris Tower, Suite 2600 Atlanta, GA 30303	Buildings and real estate	First lien senior secured revolving loan	L + 4.75%	11/28/2023	0.0%	10,987	10,893	10,251
Refresh Parent Holdings, Inc.(1)(4) 320 1st Street North, Suite 712 Jacksonville Beach, FL 32250	Healthcare providers and services	First lien senior secured loan	L + 6.50%	12/9/2026	0.0%	89,872	88,536	88,524
Refresh Parent Holdings, Inc.(1)(12) 320 1st Street North, Suite 712 Jacksonville Beach, FL 32250	Healthcare providers and services	First lien senior secured delayed draw term loan	L + 6.50%	6/9/2022	0.0%	-	(73)	(74)
Refresh Parent Holdings, Inc.(1)(4)(12) 320 1st Street North, Suite 712 Jacksonville Beach, FL 32250	Healthcare providers and services	First lien senior secured revolving loan	L + 6.50%	12/9/2026	0.0%	3,060	2,900	2,899

($ in thousands) Company	Industry	Type of Investment	Interest Rate	Maturity / Dissolution Date	Percentage of Class Held on a Fully Diluted Basis	Principal Number of Shares / Number of Units	Amortized Cost	Fair Value
Restore OMH Intermediate Holdings, Inc. 320 1st Street North, Suite 712 Jacksonville Beach, FL 32250	Healthcare providers and services	Senior Preferred Stock	N/A	N/A	4.6%	2,284	22,163	22,157
RSC Acquisition, Inc (dba Risk Strategies)(1)(4) 160 Federal Street, 4th Floor Boston, Massachusetts 02110	Insurance	First lien senior secured loan	L + 5.50%	10/30/2026	0.0%	53,649	52,845	52,441
RSC Acquisition, Inc (dba Risk Strategies)(1)(12) 160 Federal Street, 4th Floor Boston, Massachusetts 02110	Insurance	First lien senior secured revolving loan	L + 5.50%	10/30/2026	0.0%	-	(28)	(38)
Safety Products/JHC Acquisition Corp. (dba Justrite Safety Group)(1)(2) 3921 DeWitt Ave Mattoon, IL 61938 U.S.A.	Manufacturing	First lien senior secured loan	L + 4.50%	6/28/2026	0.0%	13,345	13,237	12,110
Safety Products/JHC Acquisition Corp. (dba Justrite Safety Group)(1)(2)(12) 3921 DeWitt Ave Mattoon, IL 61938 U.S.A.	Manufacturing	First lien senior secured delayed draw term loan	L + 4.50%	6/28/2021	0.0%	721	708	569
Sara Lee Frozen Bakery, LLC (fka KSLB Holdings, LLC)(1)(2) 3500 Lacey Rd Downers Grove, IL 60515	Food and beverage	First lien senior secured loan	L + 4.50%	7/30/2025	0.0%	44,313	43,705	42,430
Sara Lee Frozen Bakery, LLC (fka KSLB Holdings, LLC)(1)(2)(12) 3500 Lacey Rd Downers Grove, IL 60515	Food and beverage	First lien senior secured revolving loan	L + 4.50%	7/30/2023	0.0%	4,560	4,456	4,178
Sebago Lake LLC(13) 399 Park Avenue, 38th Floor New York, NY 10022	Investment funds and vehicles	LLC Interest	N/A	N/A	50.0%	107,837	107,837	105,546
Severin Acquisition, LLC (dba PowerSchool)(1)(2) 150 Parkshore Dr. Folsom, CA 95630	Education	Second lien senior secured loan	L + 6.75%	8/3/2026	0.0%	112,000	111,259	109,480
Shearer's Foods, LLC(1)(4) 100 Lincoln Way East Massillon, Ohio 44646	Food and beverage	Second lien senior secured loan	L + 7.75%	9/22/2028	0.0%	120,000	118,829	119,400
Sonny's Enterprises, LLC(1)(2) 5605 Hiatus Road Tamarac, FL 33321	Manufacturing	First lien senior secured loan	L + 7.00%	8/5/2026	0.0%	226,625	222,327	223,225
Sonny's Enterprises, LLC(1)(12) 5605 Hiatus Road Tamarac, FL 33321	Manufacturing	First lien senior secured revolving loan	L + 7.00%	8/5/2025	0.0%	-	(330)	(270)

($ in thousands) Company	Industry	Type of Investment	Interest Rate	Maturity / Dissolution Date	Percentage of Class Held on a Fully Diluted Basis	Principal Number of Shares / Number of Units	Amortized Cost	Fair Value
SURF HOLDINGS, LLC(1)(4) Abingdon Science Park Abingdon OX14 3YP United Kingdom	Internet software and services	Second lien senior secured loan	L + 8.00%	3/6/2028	0.0%	40,385	39,458	39,981
Swipe Acquisition Corporation (dba PLI)(1)(4)(13) 1220 Trade Drive North Las Vegas, NV 89030	Advertising and media	First lien senior secured loan	L + 8.00%	6/29/2024	0.0%	50,045	49,050	49,044
Swipe Acquisition Corporation (dba PLI)(1)(3)(12)(13) 1220 Trade Drive North Las Vegas, NV 89030	Advertising and media	First lien senior secured delayed draw term loan	L + 8.00%	12/31/2021	0.0%	2,669	2,669	2,246
Swipe Acquisition Corporation (dba PLI)(1)(12)(13) 1220 Trade Drive North Las Vegas, NV 89030	Advertising and media	Letter of Credit	L + 8.00%	6/29/2024	0.0%	-	4	-
New PLI Holdings, LLC(13) 1220 Trade Drive North Las Vegas, NV 89030	Advertising and media	Class A Common Units	N/A	N/A	0.0%	86,745	48,007	48,007
Tall Tree Foods, Inc.(1)(2) 1190 West Loop South Houston, TX 77028	Food and beverage	First lien senior secured loan	L + 7.25%	8/12/2022	0.0%	48,284	48,103	47,438
TC Holdings, LLC (dba TrialCard)(1)(4) 2250 Perimeter Park Dr #300, Morrisville, NC 27560	Healthcare providers and services	First lien senior secured loan	L + 4.50%	11/14/2023	0.0%	83,324	82,427	83,324
TC Holdings, LLC (dba TrialCard)(1)(12) 2250 Perimeter Park Dr #300, Morrisville, NC 27560	Healthcare providers and services	First lien senior secured revolving loan	L + 4.50%	11/14/2022	0.0%	-	(58)	-
The Ultimate Software Group, Inc.(1)(4) 2000 Ultimate Way Weston, FL 33326	Human resource support services	Second lien senior secured loan	L + 6.75%	5/3/2027	0.0%	1,592	1,578	1,624
THG Acquisition, LLC (dba Hilb)(1)(6) 6802 Paragon Place, Suite 200 Richmond, Virginia 23230	Insurance	First lien senior secured loan	L + 5.89%	12/2/2026	0.0%	81,921	80,061	80,246
THG Acquisition, LLC (dba Hilb)(1)(4)(12) 6802 Paragon Place, Suite 200 Richmond, Virginia 23230	Insurance	First lien senior secured delayed draw term loan	L + 5.78%	12/2/2021	0.0%	17,938	17,082	17,452
THG Acquisition, LLC (dba Hilb)(1)(12) 6802 Paragon Place, Suite 200 Richmond, Virginia 23230	Insurance	First lien senior secured revolving loan	L + 5.75%	12/2/2025	0.0%	-	(189)	(193)

($ in thousands) Company	Industry	Type of Investment	Interest Rate	Maturity / Dissolution Date	Percentage of Class Held on a Fully Diluted Basis	Principal Number of Shares / Number of Units	Amortized Cost	Fair Value
Trader Interactive, LLC (fka Dominion Web Solutions, LLC)(1)(4) 150 Granby Street Norfolk, VA 23510-1604	Internet software and services	First lien senior secured loan	L + 6.25%	6/17/2024	0.0%	132,566	131,507	131,240
Trader Interactive, LLC (fka Dominion Web Solutions, LLC)(1)(2)(12) 150 Granby Street Norfolk, VA 23510-1604	Internet software and services	First lien senior secured revolving loan	L + 6.25%	6/15/2023	0.0%	1,916	1,876	1,852
Troon Golf, L.L.C.(1)(4) 15044 N. Scottsdale Road, Suite 300 Scottsdale, AZ 85254	Leisure and entertainment	First lien senior secured term loan A and B	L + 5.50% (TLA: L + 3.5%; TLB: L + 5.98%)	3/29/2025	0.0%	219,112	216,856	218,564
Troon Golf, L.L.C.(1)(8)(12) 15044 N. Scottsdale Road, Suite 300 Scottsdale, AZ 85254	Leisure and entertainment	First lien senior secured revolving loan	L + 5.50%	3/29/2025	0.0%	-	(99)	(36)
TSB Purchaser, Inc. (dba Teaching Strategies, Inc.)(1)(4) 4500 East-West Highway Suite 300 Bethesda, MD 20814	Education	First lien senior secured loan	L + 6.00%	5/14/2024	0.0%	61,581	60,634	61,120
TSB Purchaser, Inc. (dba Teaching Strategies, Inc.)(1)(12) 4500 East-West Highway Suite 300 Bethesda, MD 20814	Education	First lien senior secured revolving loan	L + 6.00%	5/14/2024	0.0%	-	(59)	(32)
Ultimate Baked Goods Midco, LLC(1)(2) 828 Kasota Ave SE Minneapolis, MN 55414	Food and beverage	First lien senior secured loan	L + 4.00%	8/11/2025	0.0%	26,460	26,043	26,064
Ultimate Baked Goods Midco, LLC(1)(2)(12) 828 Kasota Ave SE Minneapolis, MN 55414	Food and beverage	First lien senior secured revolving loan	L + 4.00%	8/9/2023	0.0%	445	385	368
Valence Surface Technologies LLC(1)(5) 1790 Hughes Landing Blvd Ste. 300 The Woodlands, TX 77380	Aerospace and defense	First lien senior secured loan	L + 5.75%	6/28/2025	0.0%	98,500	97,340	90,129
Valence Surface Technologies LLC(1)(4)(12) 1790 Hughes Landing Blvd Ste. 300 The Woodlands, TX 77380	Aerospace and defense	First lien senior secured delayed draw term loan	L + 5.75%	6/28/2021	0.0%	23,820	23,515	21,285

($ in thousands) Company	Industry	Type of Investment	Interest Rate	Maturity / Dissolution Date	Percentage of Class Held on a Fully Diluted Basis	Principal Number of Shares / Number of Units	Amortized Cost	Fair Value
Valence Surface Technologies LLC(1)(12) 1790 Hughes Landing Blvd Ste. 300 The Woodlands, TX 77380	Aerospace and defense	First lien senior secured revolving loan	L + 5.75%	6/28/2025	0.0%	-	(112)	(850)
Velocity Commercial Capital, LLC(1)(4) Russell Ranch Rd. Suite 295 Westlake Village, CA 91362	Buildings and real estate	First lien senior secured loan	L + 7.50%	8/29/2024	0.0%	63,980	63,369	63,181
Vestcom Parent Holdings, Inc.(1)(2) 2800 Cantrell Rd #500 Little Rock, AR 72202	Business services	Second lien senior secured loan	L + 8.00%	12/19/2024	0.0%	78,987	78,321	78,987
Wingspire Capital Holdings LLC(12)(13) 8000 Avalon Blvd., Suite 100 Alpharetta, GA 30009	Financial services	LLC Interest	N/A	N/A	75.0%	67,538	67,538	67,538
WU Holdco, Inc. (dba Weiman Products, LLC)(1)(4) 705 Tri State Pkwy Gurnee, IL 60031	Consumer products	First lien senior secured loan	L + 5.25%	3/26/2026	0.0%	158,495	155,981	157,702
WU Holdco, Inc. (dba Weiman Products, LLC)(1)(4)(12) 705 Tri State Pkwy Gurnee, IL 60031	Consumer products	First lien senior secured revolving loan	L + 5.25%	3/26/2025	0.0%	3,182	2,986	3,112
Zenith Energy U.S. Logistics Holdings, LLC (1)(4) 3900 Essex Lane Suite 950 Houston, TX 77027	Oil and gas	First lien senior secured loan	L + 6.50%	12/20/2024	0.0%	95,365	93,991	94,410

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

(2)	The interest rate on these loans is subject to 1 month LIBOR, which as of December 31, 2020 was 0.14%.
(3)	The interest rate on these loans is subject to 2 month LIBOR, which as of December 31, 2020 was 0.19%.
(4)	The interest rate on these loans is subject to 3 month LIBOR, which as of December 31, 2020 was 0.24%.
(5)	The interest rate on these loans is subject to 6 month LIBOR, which as of December 31, 2020 was 0.26%.
(6)	The interest rate on these loans is subject to 12 month LIBOR, which as of December 31, 2020 was 0.34%.
(7)	The interest rate on this loan is subject to 6 month Canadian Dollar Offered Rate (“CDOR” or “C”), which as of December 31, 2020 was 0.62%.
(8)	The interest rate on these loans is subject to Prime, which as of December 31, 2020 was 3.25%.
(9)	The interest rate on these loans is subject to 3 month EURIBOR, which as of December 31, 2020 was (0.55)%.
(10)	The interest rate on these loans is subject to 6 month EURIBOR, which as of December 31, 2020 was (0.53)%.
(11)	The interest rate on this loan is subject to 6 month GBPLIBOR, which as of was 0.03%.
(12)	Position or portion thereof is an unfunded loan commitment. See “ITEM 15. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Note 7. Commitments and Contingencies.”
(13)

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

Sebago Lake LLC

Sebago Lake, a Delaware limited liability company, was formed as a joint venture between us and The Regents of the University of California (“Regents”) and commenced operations on June 20, 2017. Sebago Lake’s principal purpose is to make investments, primarily in senior secured loans that are made to middle-market companies or in broadly syndicated loans. Both we and Regents (the “Members”) have a 50% economic ownership in Sebago Lake. Except under certain circumstances, contributions to Sebago Lake cannot be redeemed. Each of the Members initially agreed to contribute up to $100 million to Sebago Lake. On July 26, 2018, each of the Members increased their contribution to Sebago Lake up to an aggregate of $125 million. As of December 31, 2020, each Member has funded $107.8 million of their respective $125 million commitments. Sebago Lake is managed by the Members, each of which have equal voting rights. Investment decisions must be approved by each of the Members.

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

As of December 31, 2020 and December 31, 2019, Sebago Lake had total investments in senior secured debt at fair value of $554.7 million and $478.5 million, respectively. The determination of fair value is in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification 820, Fair Value Measurements (“ASC 820”), as amended; however, such fair value is not included in our Board’s valuation process. The following table is a summary of Sebago Lake’s portfolio as well as a listing of the portfolio investments in Sebago Lake’s portfolio as of December 31, 2020 and December 31, 2019:

($ in thousands)	December 31, 2020	December 31, 2019
Total senior secured debt investments(1)	$563,555	$484,439
Weighted average spread over LIBOR(1)	4.45%	4.56%
Number of portfolio companies	17	16
Largest funded investment to a single borrower(1)	$49,625	$50,000

________________

(1)	At par.

Sebago Lake's Portfolio as of December 31, 2020 ($ in thousands)
Company(1)(2)(4)(5)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(3)	Fair Value	Percentage of Members' Equity
Debt Investments
Aerospace and defense
Applied Composites Holdings, LLC (fka AC&A Enterprises Holdings, LLC)(7)	First lien senior secured loan	L + 5.25%	12/21/2023	$34,829	$34,455	$34,671	16.4%
Applied Composites Holdings, LLC (fka AC&A Enterprises Holdings, LLC)(7)(14)	First lien senior secured revolving loan	L + 5.25%	12/21/2022	3,000	2,977	2,986	1.4%
Bleriot US Bidco Inc.(7)(10)	First lien senior secured loan	L + 4.75%	10/30/2026	14,888	14,762	14,827	6.9%
Dynasty Acquisition Co., Inc. (dba StandardAero Limited)(7)	First lien senior secured loan	L + 3.50%	4/4/2026	39,500	39,345	35,826	17.0%
				92,217	91,539	88,310	41.7%
Business Services
Vistage Worldwide, Inc.(7)	First lien senior secured loan	L + 4.00%	2/10/2025	16,584	16,513	16,418	7.8%
Distribution
Dealer Tire, LLC (6)(10)	First lien senior secured loan	L + 4.25%	12/12/2025	36,630	36,449	36,293	17.2%
Education
Spring Education Group, Inc. (fka SSH Group Holdings, Inc.)(7)	First lien senior secured loan	L + 4.25%	7/30/2025	34,212	34,140	32,456	15.4%
Food and beverage
DecoPac, Inc.(7)	First lien senior secured loan	L + 4.25%	9/30/2024	20,561	20,503	20,561	9.7%
DecoPac, Inc.(11)(12)(14)	First lien senior secured revolving loan	L + 4.25%	9/29/2023	-	(8)	(55)	—%
FQSR, LLC (dba KBP Investments)(7)	First lien senior secured loan	L + 5.00%	5/15/2023	24,259	24,086	24,213	11.5%
FQSR, LLC (dba KBP Investments)(8)(11)(13)	First lien senior secured delayed draw term loan	L + 5.00%	9/10/2021	17,987	17,778	17,943	8.5%
Sovos Brands Intermediate, Inc.(7)	First lien senior secured loan	L + 4.75%	11/20/2025	44,100	43,780	44,100	20.9%
				106,907	106,139	106,762	50.6%
Healthcare equipment and services
Cadence, Inc.(6)	First lien senior secured loan	L + 4.50%	5/21/2025	26,990	26,543	26,446	12.5%
Cadence, Inc.(9)(11)(14)	First lien senior secured revolving loan	P + 3.50%	5/21/2025	2,936	2,848	2,788	1.3%
				29,926	29,391	29,234	13.8%
Healthcare technology
VVC Holdings Corp. (dba Athenahealth, Inc.)(6)(10)	First lien senior secured loan	L + 4.50%	2/11/2026	17,309	17,041	17,262	8.2%
Infrastructure and environmental services
CHA Holding, Inc.(7)	First lien senior secured loan	L + 4.50%	4/10/2025	41,145	40,861	40,857	19.4%
Insurance
Integro Parent Inc.(6)	First lien senior secured loan	L + 5.75%	10/31/2022	30,055	29,987	30,014	14.2%
Integro Parent Inc.(11)(12)(14)	First lien senior secured revolving loan	L + 4.50%	4/30/2022	-	(7)	(28)	—%
USRP Holdings, Inc. (dba U.S. Retirement and Benefits Partners)(8)	First lien senior secured loan	L + 4.25%	3/29/2025	40,149	39,502	39,446	18.7%

Sebago Lake's Portfolio as of December 31, 2020 ($ in thousands)
Company(1)(2)(4)(5)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(3)	Fair Value	Percentage of Members' Equity
USRP Holdings, Inc. (dba U.S. Retirement and Benefits Partners)(11)(12)(14)	First lien senior secured revolving loan	L + 4.25%	3/29/2024	-	(84)	(131)	(0.1)%
				70,204	69,398	69,301	32.8%
Internet software and services
DCert Buyer, Inc. (dba DigiCert)(6)(10)	First lien senior secured loan	L + 4.00%	10/16/2026	49,625	49,466	49,511	23.5%
Manufacturing
Engineered Machinery Holdings (dba Duravant)(7)	First lien senior secured loan	L + 4.25%	7/19/2024	44,397	44,071	43,841	20.8%
Transportation
Uber Technologies, Inc.(6)(10)	First lien senior secured loan	L + 4.00%	4/4/2025	24,399	24,290	24,465	11.6%
Total Debt Investments				563,555	559,298	554,710	262.8%
Total Investments				$563,555	$559,298	$554,710	262.8%
________________

(1)	Certain portfolio company investments are subject to contractual restrictions on sales.
(2)	Unless otherwise indicated, Sebago Lake’s investments are pledged as collateral supporting the amounts outstanding under Sebago Lake’s credit facility.
(3)	The amortized cost represents the original cost adjusted for the amortization of discounts and premiums, as applicable, on debt investments using the effective interest method.
(4)	Unless otherwise indicated, all investments are considered Level 3 investments.
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

(6)	The interest rate on these loans is subject to 1 month LIBOR, which as of December 31, 2020 was 0.14%.
(7)	The interest rate on these loans is subject to 3 month LIBOR, which as of December 31, 2020 was 0.24%.
(8)	The interest rate on these loans is subject to 6 month LIBOR, which as of December 31, 2020 was 0.26%.
(9)	The interest rate on these loans is subject to Prime, which as of December 31, 2020 was 3.25%.
(10)	Level 2 investment.
(11)	Position or portion thereof is an unfunded loan commitment.
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

(11)	The date disclosed represents the commitment period of the unfunded term loan. Upon expiration of the commitment period, the funded portion of the term loan may be subject to a longer maturity date.
(12)	Investment is not pledged as collateral under Sebago Lake’s credit facility.

Below is selected balance sheet information for Sebago Lake as of December 31, 2020 and December 31, 2019:

($ in thousands)	December 31, 2020	December 31, 2019
Assets
Investments at fair value (amortized cost of $559,298 and $479,647, respectively)	$554,710	$478,509
Cash	9,385	34,104
Interest receivable	992	1,281
Prepaid expenses and other assets	237	162
Total Assets	$565,324	$514,056
Liabilities
Debt (net of unamortized debt issuance costs of $2,415 and $3,895, respectively)	$347,564	$330,289
Distributions payable	4,694	4,950
Accrued expenses and other liabilities	1,975	2,663
Total Liabilities	$354,233	$337,902
Members' Equity
Members' Equity	211,091	176,154
Members' Equity	211,091	176,154
Total Liabilities and Members' Equity	$565,324	$514,056

Below is selected statement of operations information for Sebago Lake for the years ended December 31, 2020, 2019 and 2018:

	Years Ended December 31,
($ in thousands)	2020	2019	2018
Investment Income
Interest income	$32,163	$38,841	$37,760
Other income	281	348	671
Total Investment Income	32,444	39,189	38,431
Expenses
Loan origination and structuring fee	—	—	4,871
Interest expense	12,611	17,426	16,228
Professional fees	691	718	821
Total Expenses	13,302	18,144	21,920
Net Investment Income Before Taxes	19,142	21,045	16,511
Taxes	533	967	285
Net Investment Income After Taxes	$18,609	$20,078	$16,226
Net Realized and Change in Unrealized Gain (Loss) on Investments
Net change in unrealized gain (loss) on investments	(3,450)	7,423	(9,703)
Net realized gain (loss) on investments	4	—	61
Total Net Realized and Change in Unrealized Gain (Loss) on Investments	(3,446)	7,423	(9,642)
Net Increase (Decrease) in Members' Equity Resulting from Operations	$15,163	$27,501	$6,584

On August 9, 2017, Sebago Lake Financing LLC and SL Lending LLC, wholly-owned subsidiaries of Sebago Lake, entered into a credit facility with Goldman Sachs Bank USA. Goldman Sachs Bank USA serves as the sole lead arranger, syndication agent and administrative agent, and State Street Bank and Trust Company serves as the collateral administrator and agent. The credit facility includes a maximum borrowing capacity of $400 million. As of December 31, 2020, there was $350.0 million outstanding under the credit facility. For the years ended December 31, 2020, 2019 and 2018, the components of interest expense were as follows:

	Years Ended December 31,
($ in thousands)	2020	2019	2018
Interest expense	$10,962	$15,782	$14,663
Amortization of debt issuance costs	1,649	1,644	1,565
Total Interest Expense	$12,611	$17,426	$16,228
Average interest rate	3.1%	4.7%	4.4%
Average daily borrowings	$352,505	$337,491	$326,902

Loan Origination and Structuring Fees

If the loan origination and structuring fees earned by Sebago Lake during a fiscal period exceed Sebago Lake’s expenses and other obligations (excluding financing costs), such excess is allocated to the Member(s) responsible for the origination of the loans pro rata in accordance with the total loan origination and structuring fees earned by Sebago Lake with respect to the loans originated by such Member; provided, that in no event will the amount allocated to a Member exceed 1% of the par value of the loans originated by such Member in any fiscal year. The loan origination and structuring fee is accrued quarterly and included in other income from controlled, affiliated investments on our Consolidated Statements of Operations and paid annually. On February 27, 2019, the Members agreed to amend the terms of Sebago Lake’s operating agreement to eliminate the allocation of excess loan origination and structuring fees to the Members. As such, for the years ended December 31, 2020 and 2019, we accrued no income based on loan origination and structuring fees. For the year ended December 31, 2018, the Company accrued income based on loan origination and structuring fees of $4.9 million.

Results of Operations

The following table represents the operating results for the years ended December 31, 2020, 2019 and 2018:

	For the Years Ended December 31,
($ in millions)	2020	2019	2018
Total Investment Income	$803.3	$718.0	$388.7
Less: Net operating expenses	283.8	217.1	142.2
Net Investment Income (Loss) Before Taxes	$519.5	$500.9	$246.5
Less: Income taxes (benefit), including excise taxes	2.0	2.0	1.1
Net Investment Income (Loss) After Taxes	$517.5	$498.9	$245.4
Net change in unrealized gain (loss)	(76.0)	(3.7)	(43.6)
Net realized gain (loss)	(53.8)	2.8	0.4
Net Increase (Decrease) in Net Assets Resulting from Operations	$387.7	$498.0	$202.2

Net increase (decrease) in net assets resulting from operations can vary from period to period as a result of various factors, including the level of new investment commitments, expenses, the recognition of realized gains and losses and changes in unrealized appreciation and depreciation on the investment portfolio.

Investment Income

Investment income for the years ended December 31, 2020, 2019 and 2018 were as follows:

	For the Years Ended December 31,
($ in millions)	2020	2019	2018
Interest income from investments	$769.0	$691.9	$366.8
Dividend income	19.5	10.0	8.4
Other income	14.8	16.1	13.5
Total investment income	$803.3	$718.0	$388.7

For the years ended December 31, 2020 and 2019

Investment income increased to $803.3 million for the year ended December 31, 2020 from $718.0 million for the same period in prior year primarily due to an increase in our investment portfolio, which, at par, increased from $8.9 billion as of December 31, 2019, to $10.7 billion as of December 31, 2020, partially offset by a decrease in our portfolio’s weighted average yield from 8.6% as of December 31, 2019 to 8.0% as of December 31, 2020. Included in interest income are other fees such as prepayment fees and accelerated amortization of upfront fees from unscheduled paydowns. Period over period, income generated from these fees represented $23.6 million and $21.1 million, for the years ended December 31, 2020 and 2019, respectively. In addition to the growth in the portfolio, the incremental increase in investment income was primarily due to an increase in dividend income earned from our investment in Moore Holdings, LLC of $10.2 million, that was not earned in 2019, partially offset by a decrease in dividend income from Sebago Lake of $0.9 million period over period. Other income decreased period-over-period due to a decrease in incremental fee income, which are fees that are generally available to us as a result of closing investments and normally paid at the time of closing. For the year ended December 31, 2020, the increase in investment income was partially driven by increased origination activity as a result of significant merger activity which has since leveled off. We expect that investment income will vary based on a variety of factors including the pace of our originations and repayments.

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

Expenses

Expenses for the years ended December 31, 2020, 2019 and 2018 were as follows:

	For the Years Ended December 31,
($ in millions)	2020	2019	2018
Interest expense	$152.9	$136.5	$76.8
Management fee	144.5	89.9	52.1
Performance based incentive fees	93.9	45.1	—
Professional fees	14.7	10.0	7.8
Directors' fees	0.8	0.6	0.5
Other general and administrative	7.9	8.4	5.0
Total operating expenses	$414.7	$290.5	$142.2
Management and incentive fees waived	(130.9)	(73.4)	—
Net operating expenses	$283.8	$217.1	$142.2

Under the terms of the Administration Agreement, we reimburse the Adviser for services performed for us. In addition, pursuant to the terms of the Administration Agreement, the Adviser may delegate its obligations under the Administration Agreement to an affiliate or to a third party and we reimburse the Adviser for any services performed for us by such affiliate or third party.

For the years ended December 31, 2020 and 2019

Total expenses increased to $283.8 million for the year ended December 31, 2020 from $217.1 million for the same period in the prior year primarily due to an increase in interest expense and increase in gross management fees and incentive fees, coupled with the expiration of the management fee and incentive fee waivers. The increase in interest expense of $16.4 million was driven by an increase in average daily borrowings to $3.8 billion from $2.6 billion period over period, partially offset by a decrease in the average interest rate to 3.5% from 4.8% period over period. Interest expense increased period over period, and we would expect it to continue to increase as we re-deploy leverage and our asset coverage ratio decreases. As of December 31, 2019, our asset coverage ratio was 293% compared to 206% as of December 31, 2020. Gross management fees and incentive fees increased primarily due to an increase in our investment portfolio, which at par, increased from $8.9 billion as of December 31, 2019, to $10.7 billion as of December 31, 2020, and were partially offset by the management and incentive fee waivers, which expired October 18, 2020.

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

For the years ended December 31, 2020, 2019 and 2018 we recorded U.S. federal income tax expense/(benefit) of $2.0 million, $2.0 million and $1.1 million, respectively, including U.S. federal excise tax expense/(benefit) of $(0.1) million, $2.0 million and $1.1 million, respectively.

Certain of our consolidated subsidiaries are subject to U.S. federal and state income taxes. For the year ended December 31, 2020, we recorded a net tax expense of $2.1 million. For the years ended December 31, 2019 and 2018, we did not record a net tax expense, for these subsidiaries. The income tax expense for our taxable consolidated subsidiaries will vary depending on the level of investment income earnings and realized gains from the exits of investments held by such taxable subsidiaries during the respective periods.

Net Unrealized Gains (Losses)

We fair value our portfolio investments quarterly and any changes in fair value are recorded as unrealized gains or losses.  During the years ended December 31, 2020, 2019 and 2018, net unrealized gains (losses) were comprised of the following:

	For the Years Ended December 31,
($ in millions)	2020	2019	2018
Net change in unrealized gain (loss) on investments	$(76.9)	$(3.5)	$(43.5)
Income tax (provision) benefit	(3.7)	—	—
Net change in translation of assets and liabilities in foreign currencies	4.6	(0.2)	(0.1)
Net change in unrealized gain (loss)	$(76.0)	$(3.7)	$(43.6)

For the years ended December 31, 2020 and 2019

For the year ended December 31, 2020, the net unrealized loss was primarily driven by a decrease in the fair value of our debt investments as compared to December 31, 2019. As of December 31, 2020, the fair value of our debt investments as a percentage of principal was 97.3% as compared to 98.0% as of December 31, 2019. The primary driver of our portfolio's net unrealized loss was due to current market conditions and credit spreads widening, the impact of which was primarily seen in the first quarter of 2020, but which has subsequently improved in the second, third and fourth quarters as the average fair value of the portfolio has improved. See “COVID-19 Developments” for additional information.

The ten largest contributors to the change in net unrealized gain (loss) on investments during the year ended December 31, 2020 consisted of the following:

Portfolio Company ($ in millions)	Net Change in Unrealized Gain (Loss)
Norvax, LLC (dba GoHealth)	$16.9
Windows Entities	14.0
Feradyne Outdoors, LLC	11.4
Remaining portfolio companies	(25.6)
Aviation Solutions Midco, LLC (dba STS Aviation)	(25.3)
CIBT Global, Inc.	(25.3)
LineStar Integrity Services LLC	(10.0)
Entertainment Benefits Group, LLC	(9.9)
Valence Surface Technologies LLC	(9.7)
FR Arsenal Holdings II Corp. (dba Applied-Cleveland Holdings, Inc.)	(6.9)
Blackhawk Network Holdings, Inc.	(6.5)
Total	$(76.9)

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

Net Realized Gains (Losses)

The realized gains and losses on fully exited and partially exited portfolio companies during the years ended December 31, 2020, 2019 and 2018 were comprised of the following:

	For the Years Ended December 31,
($ in millions)	2020	2019	2018
Net realized gain (loss) on investments	$(51.4)	$2.6	$0.3
Net realized gain (loss) on foreign currency transactions	(2.4)	0.2	0.1
Net realized gain (loss)	$(53.8)	$2.8	$0.4

For the years ended December 31, 2020, 2019 and 2018

For the year ended December 31, 2020, we had net realized losses on investments of $51.4 million, primarily driven by Swipe Acquisition Corporation, and for the years ended December 31, 2019 and 2018, we had net realized gains on investments of $2.6 million and $0.3 million, respectively. For the year ended December 31, 2020, we had net realized losses of $2.3 million and for the years ended December 31 2019, and 2018, we had net realized gains of $0.2 million and $0.1 million, respectively, on foreign currency transactions, primarily as a result of translating foreign currency related to our non-USD denominated investments.

Realized Gross Internal Rate of Return

Since we began investing in 2016 through December 31, 2020, our exited investments have resulted in an aggregate cash flow realized gross internal rate of return to us of over 11.9% (based on total capital invested of $2.9 billion and total proceeds from these exited investments of $3.3 billion). Over seventy percent of these exited investments resulted in an aggregate cash flow realized gross internal rate of return (“IRR”) to us of 10% or greater.

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

As of December 31, 2020 and December 31, 2019, our asset coverage ratio was 206% and 293%, respectively. We seek to carefully consider our unfunded commitments for the purpose of planning our ongoing financial leverage. Further, we maintain sufficient borrowing capacity within the 150% asset coverage limitation to cover any outstanding unfunded commitments we are required to fund.

Cash and restricted cash as of December 31, 2020, taken together with our available debt, is expected to be sufficient for our investing activities and to conduct our operations in the near term. As of December 31, 2020, we had $1.6 billion available under our credit facilities.

As of December 31, 2020, we had $357.9 million in cash and restricted cash. During the year ended December 31, 2020, we used $1.6 billion in cash for operating activities, primarily as a result of funding portfolio investments of $3.9 billion, partially offset by sell downs and repayments of $1.8 billion and other operating activity of $0.5 billion. Lastly, cash provided by financing activities was $1.6 billion during the period, which was the result of net borrowings on our credit facilities of $2.3 billion, partially offset by repurchase of common stock under the Company 10b5-1 Plan of $0.2 billion and distributions paid of $0.5 billion.

Equity

IPO, Subscriptions and Drawdowns

We have the authority to issue 500,000,000 common shares at $0.01 per share par value.

On July 22, 2019, we closed our initial public offering (“IPO”), issuing 10 million shares of our common stock at a public offering price of $15.30 per share, and on August 2, 2019, the underwriters exercised their option to purchase an additional 1.5 million shares of common stock at a purchase price of $15.30 per share.  Net of underwriting fees and offering costs, we received total cash proceeds of $164.0 million. Our common stock began trading on the New York Stock Exchange (“NYSE”) under the symbol “ORCC” on July 18, 2019.

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

On March 1, 2016, we issued 100 common shares for $1,500 to the Adviser.

       During the year ended December 31, 2019, we delivered the following capital call notices to our investors:

Capital Drawdown Notice Date	Common Share Issuance Date	Number of Common Shares Issued	Aggregate Offering Price ($ in millions)
June 4, 2019	June 17, 2019	103,504,284	$1,580.5
March 8, 2019	March 21, 2019	19,267,823	300.0
January 30, 2019	February 12, 2019	29,220,780	450.0
Total		151,992,887	2,330.5

Distributions

The following table reflects the distributions declared on shares of our common stock during the year ended December 31, 2020:

	December 31, 2020
Date Declared	Record Date	Payment Date	Distribution per Share
November 3, 2020	December 31, 2020	January 19, 2020	$0.31
May 28, 2019 (special dividend)	December 31, 2020	January 19, 2020	$0.08
August 4, 2020	September 30, 2020	November 13, 2020	$0.31
May 28, 2019 (special dividend)	September 30, 2020	November 13, 2020	$0.08
May 5, 2020	June 30, 2020	August 14, 2020	$0.31
May 28, 2019 (special dividend)	June 30, 2020	August 14, 2020	$0.08
February 19, 2020	March 31, 2020	May 15, 2020	$0.31
May 28, 2019 (special dividend)	March 31, 2020	May 15, 2020	$0.08

On February 23, 2021, the Board declared a distribution of $0.31 per share for shareholders of record on March 31, 2021 payable on or before May 14, 2021.

During certain periods, our distributions may exceed our earnings. As a result, it is possible that a portion of the distributions we make may represent a return of capital. A return of capital generally is a return of a shareholder’s investment rather than a return of earnings or gains derived from our investment activities. Each year a statement on Form 1099-DIV identifying the sources of the distributions will be mailed to our shareholders. No portion of the distributions paid during the years ended December 31, 2020, 2019 or 2018 represented a return of capital.

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

The following table reflects the common stock issued pursuant to the dividend reinvestment plan during the year ended December 31, 2020:

Date Declared	Record Date	Payment Date	Shares
August 4, 2020	September 30, 2020	November 13, 2020	1,738,817
May 5, 2020	June 30, 2020	August 14, 2020	3,541,285
Feburary 19, 2020	March 31, 2020	May 15, 2020	2,249,543
October 30, 2019	December 31, 2019	January 31, 2020	2,823,048

In conjunction with the distribution paid on January 19, 2021 for shareholders of record as of December 31, 2020, the Company issued 1,435,099 shares of common stock pursuant to the dividend reinvestment plan.

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

The following table provides information regarding purchases of our common stock by Goldman, Sachs & Co., as agent, pursuant to the 10b5-1 plan for each month in the year ended December 31, 2020:

Period ($ in millions, except share and per share amounts)	Total Number of Shares Repurchased	Average Price Paid per Share	Approximate Dollar Value of Shares that have been Purchased Under the Plans	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan
January 1, 2020 - January 31, 2020	-	$-	$-	$150.0
February 1, 2020 - February 29, 2020	87,328	$15.17	$1.4	$148.6
March 1, 2020 - March 31, 2020	4,009,218	$12.46	$46.6	$102.0
April 1, 2020 - April 30, 2020	6,235,497	$11.95	$74.3	$27.7
May 1, 2020 - May 31, 2020	2,183,581	$12.76	$27.7	$-
June 1, 2020 - June 30, 2020	-	$-	$-	$-
July 1, 2020 - July 31, 2020	-		$-
August 1, 2020 - August 31, 2020	-		$-
Total	12,515,624		$150.0

On November 3, 2020, the Board approved a repurchase program under which we may repurchase up to $100 million of our outstanding common stock. Under the program, purchases may be made at management’s discretion from time to time in open-market transactions, in accordance with all applicable securities laws and regulations. Unless extended by the Board, the repurchase program will terminate 12-months from the date it was approved. As of December 31, 2020, no repurchases were made under the Repurchase Plan.

Debt

Aggregate Borrowings

Debt obligations consisted of the following as of December 31, 2020 and December 31, 2019:

	December 31, 2020
($ in thousands)	Aggregate Principal Committed	Outstanding Principal	Amount Available(1)	Net Carrying Value(2)
Revolving Credit Facility(3)(5)	$1,355,000	$252,525	$1,075,636	$243,143
SPV Asset Facility II	350,000	100,000	250,000	95,654
SPV Asset Facility III	500,000	375,000	125,000	373,238
SPV Asset Facility IV	450,000	295,000	155,000	291,644
CLO I	390,000	390,000	—	386,708
CLO II	260,000	260,000	—	257,686
CLO III	260,000	260,000	—	257,744
CLO IV	252,000	252,000	—	247,745
CLO V	196,000	196,000	—	194,128
2023 Notes(4)	150,000	150,000	—	151,889
2024 Notes(4)	400,000	400,000	—	418,372
2025 Notes	425,000	425,000	—	418,154
July 2025 Notes	500,000	500,000	—	492,095
2026 Notes	500,000	500,000	—	489,176
July 2026 Notes	1,000,000	1,000,000	—	975,346
Total Debt	$6,988,000	$5,355,525	$1,605,636	$5,292,722

________________

(1)	The amount available reflects any limitations related to each credit facility’s borrowing base.
(2)

The carrying value of the Company’s Revolving Credit Facility, SPV Asset Facility II, SPV Asset Facility III, SPV Asset Facility IV, CLO I, CLO II, CLO III, CLO IV, CLO V, 2023 Notes, 2024 Notes, 2025 Notes, July 2025 Notes, 2026 Notes and July 2026 Notes are presented net of deferred financing costs of $9.4 million, $4.2 million, $1.8 million, $3.4 million, $3.3 million, $2.3 million, $2.3 million, $4.3 million, $1.9 million, $1.0 million, $7.0 million, $6.8 million, $7.9 million, $10.8 million and $24.7 million, respectively.

(3)	Includes the unrealized translation gain (loss) on borrowings denominated in foreign currencies.
(4)	Inclusive of change in fair market value of effective hedge.
(5)	The amount available is reduced by $26.8 million of outstanding letters of credit.

	December 31, 2019
($ in thousands)	Aggregate Principal Committed	Outstanding Principal	Amount Available(1)	Net Carrying Value(2)
Revolving Credit Facility(3)(5)	$1,170,000	$480,861	$664,410	$473,655
SPV Asset Facility I	400,000	300,000	100,000	297,246
SPV Asset Facility II	350,000	350,000	—	346,395
SPV Asset Facility III	500,000	255,000	245,000	251,548
SPV Asset Facility IV	300,000	60,250	239,750	57,201
CLO I	390,000	390,000	—	386,405
CLO II	260,000	260,000	—	258,028
2023 Notes(4)	150,000	150,000	—	150,113
2024 Notes(4)	400,000	400,000	—	400,955
2025 Notes	425,000	425,000	—	416,686
Total Debt	$4,345,000	$3,071,111	$1,249,160	$3,038,232

________________

(1)	The amount available reflects any limitations related to each credit facility’s borrowing base.
(2)

The carrying value of the Company’s Revolving Credit Facility, SPV Asset Facility I, SPV Asset Facility II, SPV Asset Facility III, SPV Asset Facility IV, CLO I, CLO II, 2023 Notes, 2024 Notes and 2025 Notes are presented net of deferred financing costs of $7.2 million, $2.8 million, $3.6 million, $3.5 million, $3.0 million, $3.6 million, $2.0 million, $1.4 million, $8.9 million and $8.3 million, respectively.Includes the unrealized translation gain (loss) on borrowings denominated in foreign currencies.

(3)	Inclusive of change in fair market value of effective hedge.
(4)	The amount available is reduced by $24.7 million of outstanding letters of credit.

For the years ended December 31, 2020, 2019 and 2018, the components of interest expense were as follows:

	For the Years Ended December 31,
($ in thousands)	2020	2019	2018
Interest expense	$136,387	$125,311	$71,441
Amortization of debt issuance costs	17,178	12,152	5,333
Net change in unrealized gain (loss) on effective interest rate swaps and hedged items(1)	(626)	(1,018)	—
Total Interest Expense	$152,939	$136,445	$76,774
Average interest rate	3.5%	4.8%	4.3%
Average daily borrowings	$3,815,270	$2,576,121	$1,649,191

________________

(1)

Refer to “ITEM 1. – FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA – Notes to Consolidated Financial Statements – Note 6. Debt – 2023 Notes and 2024 Notes” for details on each facility’s interest rate swap.

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

 The maximum principal amount of the Revolving Credit Facility is $1.46 billion (increased from $1.40 billion on February 8, 2021; increased from $1.36 billion on January 8, 2021; increased from $1.335 billion on September 3, 2020; increased from $1.295 billion on June 12, 2020; increased from $1.24 billion on May 27, 2020; increased from $1.195 on May 7, 2020; increased from $1.17 billion on February 11, 2020; increased from $1.1 billion on August 27, 2019; increased from $1.0 billion on July 26, 2019), subject to availability under the borrowing base, which is based on our portfolio investments and other outstanding indebtedness. As amended on September 3, 2020, maximum capacity under the Revolving Credit Facility may be increased to $2.0 billion through our exercise of an uncommitted accordion feature through which existing and new lenders may, at their option, agree to provide additional financing. The Revolving Credit Facility includes a $50 million limit for swingline loans and is secured by a perfected first-priority interest in substantially all of the portfolio investments held by us and each Guarantor, subject to certain exceptions.

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

The Revolving Credit Facility includes customary covenants, including certain limitations on the incurrence by us of additional indebtedness and on our ability to make distributions to our shareholders, or redeem, repurchase or retire shares of stock, upon the occurrence of certain events and certain financial covenants related to asset coverage and liquidity and other maintenance covenants, as well as customary events of default. The agreement requires a minimum asset coverage ratio of 150% with respect to our consolidated assets and our subsidiaries, measured at the last day of any fiscal quarter and a minimum asset coverage ratio of no less than 200% with respect to our consolidated assets and our subsidiary guarantors (including certain limitations on the contribution of equity in financing subsidiaries as specified therein) to our secured debt and our subsidiary guarantors (the “Obligor Asset Coverage Ratio”), measured at the last day of each fiscal quarter. The agreement concentration limits in connection with the calculation of the borrowing base, based upon the Obligor Asset Coverage Ratio.

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

The SPV Asset Facility II provides for the ability to (1) draw term loans and (2) draw and redraw revolving loans under the SPV Asset Facility II for a period of up to 18 months after SPV Asset Facility II Fifth Amendment Date unless the revolving commitments are terminated or converted to term loans sooner as provided in the SPV Asset Facility II (the “SPV Asset Facility II Commitment Termination Date”). Unless otherwise terminated, the SPV Asset Facility II will mature on May 22, 2028 (the "SPV Assert Facility II Stated Maturity"). Prior to the SPV Asset Facility II Stated Maturity, proceeds received by ORCC Financing II from principal and interest, dividends, or fees on assets must be used to pay fees, expenses and interest on outstanding borrowings, and the excess may be returned to us, subject to certain conditions. On October 10, 2026, ORCC Financing II must pay in full all outstanding fees and expenses and all principal and interest on outstanding borrowings, and the excess may be returned to us.

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

Amounts drawn bear interest at LIBOR (or, in the case of certain SPV Lenders III that are commercial paper conduits, the lower of (a) their cost of funds and (b) LIBOR, such LIBOR not to be lower than zero) plus a spread equal to 2.20% per annum, which spread will increase (a) on and after the end of the SPV Asset Facility III Revolving Period by 0.15% per annum if no event of default has occurred and (b) by 2.00% per annum upon the occurrence of an event of default (such spread, the “Applicable Margin”).  LIBOR may be replaced as a base rate under certain circumstances. We predominantly borrow utilizing LIBOR rate loans, generally electing one-month LIBOR upon borrowing. During the Revolving Period, ORCC Financing III will pay an undrawn fee ranging from 0.25% to 0.50% per annum on the undrawn amount, if any, of the revolving commitments in the SPV Asset Facility III.  During the Revolving Period, if the undrawn commitments are in excess of a certain portion (initially 20% and increasing in stages to 75%) of the total commitments under the SPV Asset Facility III, ORCC Financing III will also pay a make-whole fee equal to the Applicable Margin multiplied by such excess undrawn commitment amount, reduced by the undrawn fee payable on such excess.  For further details, see “ITEM 8. – Notes to Consolidated Financial Statements – Note 6. Debt. “Unsecured Notes.”

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

The SPV Asset Facility IV provides for the ability to (1) draw term loans and (2) draw and redraw revolving loans under the SPV Asset Facility IV for a period of up to two years after the Closing Date unless the revolving commitments are terminated or converted to term loans sooner as provided in the SPV Asset Facility IV (the “Commitment Termination Date”).  Unless otherwise terminated, the SPV Asset Facility IV will mature on August 2, 2029 (the “SPV Asset Facility IV Stated Maturity”).  Prior to the SPV Asset Facility IV Stated Maturity, proceeds received by ORCC Financing IV from principal and interest, dividends, or fees on assets must be used to pay fees, expenses and interest on outstanding borrowings, and the excess may be returned to us, subject to certain conditions.  On the SPV Asset Facility IV Stated Maturity, ORCC Financing IV must pay in full all outstanding fees and expenses and all principal and interest on outstanding borrowings, and the excess may be returned to us.

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

The CLO I Notes were offered in reliance on Section 4(a)(2) of the Securities Act. The CLO I Notes have not been registered under the Securities Act or any state securities laws and, unless so registered, may not be offered or sold in the United States absent registration with the Securities and Exchange Commission or pursuant to an exemption from, or in a transaction not subject to, the registration requirements of the Securities Act of 1933, as amended (the "Securities Act") as applicable. For further details, see “ITEM 8. – Notes to Consolidated Financial Statements – Note 6. Debt.”

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

The Secured Notes are the secured obligation of the CLO IV Issuers, and the CLO IV Indenture includes customary covenants and events of default. The CLO IV Secured Notes have not been registered under the Securities Act, or any state securities (e.g., “blue sky”) laws, and may not be offered or sold in the United States absent registration with the Securities and Exchange Commission or pursuant to an applicable exemption from such registration.

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

CLO V

On November 20, 2020 (the “CLO V Closing Date”), we completed a $345.45 million term debt securitization transaction (the “CLO V Transaction”), also known as a collateralized loan obligation transaction, which is a form of secured financing. The secured notes and preferred shares issued in the CLO V Transaction were issued by our consolidated subsidiaries Owl Rock CLO V, Ltd., an exempted company incorporated in the Cayman Islands with limited liability (the “CLO V Issuer”), and Owl Rock CLO V, LLC, a Delaware limited liability company (the “CLO V Co-Issuer” and together with the CLO V Issuer, the “CLO V Issuers”) and are backed by a portfolio of collateral obligations consisting of middle market loans and participation interests in middle market loans as well as by other assets of the CLO V Issuer.

The CLO V Transaction was executed by the issuance of the following classes of notes and preferred shares pursuant to an indenture and security agreement dated as of the Closing Date (the “CLO V Indenture”), by and among the CLO V Issuers and State Street Bank and Trust Company: (i) $182 million of AAA(sf)/AAAsf Class A-1 Notes, which bear interest at three-month LIBOR plus 1.85% and (ii) $14 million of AAA(sf) Class A-2 Notes, which bear interest at three-month LIBOR plus 2.20% (together, the “CLO V Secured Notes”). The CLO V Secured Notes are secured by the middle market loans, participation interests in middle market loans and other assets of the CLO V Issuer. The CLO V Secured Notes are scheduled to mature on November 20, 2029. The CLO V Secured Notes were privately placed by Natixis Securities Americas LLC. Upon the occurrence of certain triggering events relating to the end of LIBOR, a different benchmark rate will replace LIBOR as the reference rate for interest accruing on the CLO V Secured Notes.

Concurrently with the issuance of the CLO V Secured Notes, the CLO V Issuer issued approximately $149.45 million of subordinated securities in the form of 149,450 preferred shares at an issue price of U.S.$1,000 per share (the “CLO V Preferred Shares”). The CLO V Preferred Shares were issued by the CLO V Issuer as part of its issued share capital and are not secured by the collateral securing the CLO V Secured Notes. We purchased all of the CLO V Preferred Shares. We act as retention holder in connection with the CLO V Transaction for the purposes of satisfying certain U.S. and European Union regulations requiring sponsors of securitization transactions to retain exposure to the performance of the securitized assets and as such is required to retain a portion of the CLO V Preferred Shares.

As part of the CLO V Transaction, we entered into a loan sale agreement with the CLO V Issuer dated as of the CLO V Closing Date, which provided for the sale and contribution of approximately $201.75 million par amount of middle market loans to the CLO V Issuer on the CLO V Closing Date and for future sales to the CLO V Issuer on an ongoing basis. Such loans constituted part of the initial portfolio of assets securing the CLO V Secured Notes. The remainder of the initial portfolio assets securing the CLO V Secured Notes consisted of approximately $84.74 million par amount of middle market loans purchased by the CLO V Issuer from ORCC Financing II LLC, our wholly-owned subsidiary, under an additional loan sale agreement executed on the CLO V Closing Date between the Issuer and ORCC Financing II LLC. We and ORCC Financing II LLC each made customary representations, warranties, and covenants to the Issuer under the applicable loan sale agreement.

Through July 20, 2022, a portion of the proceeds received by the CLO V Issuer from the loans securing the CLO V Secured Notes may be used by the CLO V Issuer to purchase additional middle market loans under the direction of the Adviser, in its capacity as collateral manager for the CLO V Issuer and in accordance with our investing strategy and ability to originate eligible middle market loans.

The Secured Notes are the secured obligation of the CLO V Issuers, and the CLO V Indenture includes customary covenants and events of default. The CLO V Secured Notes have not been registered under the Securities Act of 1933, as amended (the “Securities Act”), or any state securities (e.g., “blue sky”) laws, and may not be offered or sold in the United States absent registration with the Securities and Exchange Commission or pursuant to an applicable exemption from such registration.

The Adviser will serve as collateral manager for the CLO V Issuer under a collateral management agreement dated as of the CLO V Closing Date. The Adviser is entitled to receive fees for providing these services. The Adviser has waived its right to receive such fees but may rescind such waiver at any time; provided, however, that if the Adviser rescinds such waiver, the management fee payable to the Adviser pursuant to the Investment Advisory Agreement will be offset by the amount of the collateral management fee attributable to the CLO V Issuers’ equity or notes that we own.

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

In connection with the offering of the 2023 Notes, on December 21, 2017 we entered into a centrally cleared interest rate swap to continue to align the interest rates of our liabilities with our investment portfolio, which consists predominately of floating rate loans. The notional amount of the interest rate swap is $150 million. We will receive fixed rate interest semi-annually at 4.75% and pay variable rate interest monthly based on 1-month LIBOR plus 2.545%. The interest rate swap matures on December 21, 2021. For the years ended December 31, 2020, 2019 and 2018, we made periodic payments of $4.8 million, $7.4 million and $6.8 million, respectively. The interest expense related to the 2023 Notes is equally offset by proceeds received from the interest rate swap. The swap adjusted interest expense is included as a component of interest expense in our Consolidated Statements of Operations. As of December 31, 2020 and December 31, 2019, the interest rate swap had a fair value of $3.0 million and $1.7 million, respectively. Depending on the nature of the balance at period end, the fair value of the interest rate swap is either included as a component of accrued expenses and other liabilities or prepaid expenses and other assets on our Consolidated Statements of Assets and Liabilities. The change in fair value of the interest rate swap is offset by the change in fair value of the 2023 Notes, with the remaining difference included as a component of interest expense on the Consolidated Statements of Operations. For further details, see “ITEM 8. – Notes to Consolidated Financial Statements – Note 6. Debt.”

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

In connection with the issuance of the 2024 Notes, on April 10, 2019 we entered into centrally cleared interest rate swaps to continue to align interest rates of its liabilities with the investment portfolio, which consists of predominantly floating rate loans. The notional amount of the interest rate swaps is $400 million. We will receive fixed rate interest at 5.25% and pay variable rate interest based on one-month LIBOR plus 2.937%. The interest rate swaps mature on April 10, 2024. For the years ended December 31, 2020 and 2019, we made periodic payments of $19.3 million and $10.8 million, respectively. The interest expense related to the 2024 Notes is equally offset by the proceeds received from the interest rate swaps. The swap adjusted interest expense is included as a component of interest expense on our Consolidated Statements of Operations. As of December 31, 2020 and December 31, 2019, the interest rate swap had a fair value of $26.9 million and $10.8 million, respectively. Depending on the nature of the balance at period end, the fair value of the interest rate swap is either included as a component of accrued expenses and other liabilities or prepaid expenses and other assets on our Consolidated Statements of Assets and Liabilities.  The change in fair value of the interest rate swap is offset by the change in fair value of the 2024 Notes, with the remaining difference included as a component of interest expense on the Consolidated Statements of Operations. For further details, see “ITEM 8. – Notes to Consolidated Financial Statements – Note 6. Debt.”

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

July 2026 Notes

On December 8, 2020, we issued $1.0 billion aggregate principal amount of notes that mature on July 15, 2026 (the “July 2026 Notes”). The July 2026 Notes bear interest at a rate of 3.40% per year, payable semi-annually on January 15 and July 15 of each year, commencing on July 15, 2021. We may redeem some or all of the July 2026 Notes at any time, or from time to time, at a redemption price equal to the greater of (1) 100% of the principal amount of the July 2026 Notes to be redeemed or (2) the sum of the present values of the remaining scheduled payments of principal and interest (exclusive of accrued and unpaid interest to the date of redemption) on the July 2026 Notes to be redeemed, discounted to the redemption date on a semi-annual basis (assuming a 360-day year consisting of twelve 30-day months) using the applicable Treasury Rate plus 50 basis points, plus, in each case, accrued and unpaid interest to the redemption date; provided, however, that if we redeem any July 2026 Notes on or after June 15, 2026 (the date falling one month prior to the maturity date of the July 2026 Notes), the redemption price for the July 2026 Notes will be equal to 100% of the principal amount of the July 2026 Notes to be redeemed, plus accrued and unpaid interest, if any, to, but excluding, the date of redemption.

Off-Balance Sheet Arrangements

Portfolio Company Commitments

From time to time, we may enter into commitments to fund investments. As of December 31, 2020 and December 31, 2019, we had the following outstanding commitments to fund investments in current portfolio companies:

Portfolio Company	Investment	December 31, 2020	December 31, 2019
($ in thousands)
Intelerad Medical Systems Incorporated (fka 11849573 Canada Inc.)	First lien senior secured revolving loan	4,530	—
3ES Innovation Inc. (dba Aucerna)	First lien senior secured revolving loan	3,893	3,893
Accela, Inc.	First lien senior secured revolving loan	3,000	—
Amspec Services Inc.	First lien senior secured revolving loan	14,462	9,038
Apptio, Inc.	First lien senior secured revolving loan	2,779	2,779
Aramsco, Inc.	First lien senior secured revolving loan	8,378	6,842
Ardonagh Midco 3 PLC	First lien senior secured delayed draw term loan	16,950	—
Associations, Inc.	First lien senior secured delayed draw term loan	866	17,949
Associations, Inc.	First lien senior secured revolving loan	—	11,543
AxiomSL Group, Inc.	First lien senior secured revolving loan	9,341	—
Barracuda Dental LLC (dba National Dentex)	First lien senior secured delayed draw term loan	30,437	—
Barracuda Dental LLC (dba National Dentex)	First lien senior secured revolving loan	5,854	—
BCTO BSI Buyer, Inc. (dba Buildertrend)	First lien senior secured revolving loan	5,357	—
BIG Buyer, LLC	First lien senior secured delayed draw term loan	5,625	11,250
BIG Buyer, LLC	First lien senior secured revolving loan	2,000	3,750
Caiman Merger Sub LLC (dba City Brewing)	First lien senior secured revolving loan	12,881	12,881
ConnectWise, LLC	First lien senior secured revolving loan	15,004	20,005
Covenant Surgical Partners, Inc.	First lien senior secured delayed draw term loan	—	2,800
Definitive Healthcare Holdings, LLC	First lien senior secured delayed draw term loan	35,651	43,478
Definitive Healthcare Holdings, LLC	First lien senior secured revolving loan	10,870	10,870
Douglas Products and Packaging Company LLC	First lien senior secured revolving loan	6,055	7,872
Endries Acquisition, Inc.	First lien senior secured delayed draw term loan	—	51,638
Endries Acquisition, Inc.	First lien senior secured revolving loan	27,000	27,000
Entertainment Benefits Group, LLC	First lien senior secured revolving loan	1,104	9,600
Forescout Technologies, Inc.	First lien senior secured revolving loan	5,345	—
Galls, LLC	First lien senior secured revolving loan	11,204	3,719
Galls, LLC	First lien senior secured delayed draw term loan	—	29,181
GC Agile Holdings Limited (dba Apex Fund Services)	First lien senior secured revolving loan	6,924	10,386
Genesis Acquisition Co. (dba Procare Software)	First lien senior secured delayed draw term loan	—	4,745
Genesis Acquisition Co. (dba Procare Software)	First lien senior secured revolving loan	—	1,714
Gerson Lehrman Group, Inc.	First lien senior secured revolving loan	21,563	21,563
Granicus, Inc.	First lien senior secured revolving loan	2,636	—
H&F Opportunities LUX III S.À R.L (dba Checkmarx)	First lien senior secured revolving loan	16,250	—

Portfolio Company	Investment	December 31, 2020	December 31, 2019
Hercules Buyer LLC (dba The Vincit Group)	First lien senior secured revolving loan	20,916	—
HGH Purchaser, Inc. (dba Horizon Services)	First lien senior secured delayed draw term loan	5,346	32,400
HGH Purchaser, Inc. (dba Horizon Services)	First lien senior secured revolving loan	8,748	7,938
Hometown Food Company	First lien senior secured revolving loan	3,671	4,235
Ideal Tridon Holdings, Inc.	First lien senior secured delayed draw term loan	—	381
Ideal Tridon Holdings, Inc.	First lien senior secured revolving loan	4,828	5,400
Individual Foodservice Holdings, LLC	First lien senior secured delayed draw term loan	25,781	42,500
Individual Foodservice Holdings, LLC	First lien senior secured revolving loan	18,465	24,225
Instructure, Inc.	First lien senior secured revolving loan	5,554	—
Integrity Marketing Acquisition, LLC	First lien senior secured delayed draw term loan	—	16,587
Integrity Marketing Acquisition, LLC	First lien senior secured delayed draw term loan	—	32,573
Integrity Marketing Acquisition, LLC	First lien senior secured revolving loan	14,832	14,832
Interoperability Bidco, Inc.	First lien senior secured delayed draw term loan	8,000	8,000
Interoperability Bidco, Inc.	First lien senior secured revolving loan	—	4,000
IQN Holding Corp. (dba Beeline)	First lien senior secured revolving loan	22,672	15,532
KWOR Acquisition, Inc. (dba Worley Claims Services)	First lien senior secured delayed draw term loan	2,063	2,428
KWOR Acquisition, Inc. (dba Worley Claims Services)	First lien senior secured revolving loan	5,200	5,200
Lazer Spot G B Holdings, Inc.	First lien senior secured delayed draw term loan	—	13,417
Lazer Spot G B Holdings, Inc.	First lien senior secured revolving loan	26,833	24,687
Lightning Midco, LLC (dba Vector Solutions)	First lien senior secured delayed draw term loan	—	1,764
Lightning Midco, LLC (dba Vector Solutions)	First lien senior secured revolving loan	8,953	5,318
Litera Bidco LLC	First lien senior secured revolving loan	5,738	5,738
Lytx, Inc.	First lien senior secured revolving loan	—	2,033
Lytx, Inc.	First lien senior secured delayed draw term loan	14,092	—
Manna Development Group, LLC	First lien senior secured revolving loan	—	3,469
Mavis Tire Express Services Corp.	Second lien senior secured delayed draw term loan	11,376	34,831
MINDBODY, Inc.	First lien senior secured revolving loan	6,071	6,071
Nelipak Holding Company	First lien senior secured revolving loan	2,948	4,690
Nelipak Holding Company	First lien senior secured revolving loan	7,597	6,970
NMI Acquisitionco, Inc. (dba Network Merchants)	First lien senior secured revolving loan	646	646
Norvax, LLC (dba GoHealth)	First lien senior secured revolving loan	12,273	12,273
Nutraceutical International Corporation	First lien senior secured revolving loan	13,578	—
Offen, Inc.	First lien senior secured delayed draw term loan	—	5,310
Peter C. Foy & Associated Insurance Services, LLC	First lien senior secured delayed draw term loan	37,955	—
Peter C. Foy & Associated Insurance Services, LLC	First lien senior secured revolving loan	8,194	—
Project Power Buyer, LLC (dba PEC-Veriforce)	First lien senior secured revolving loan	3,188	3,188
Professional Plumbing Group, Inc.	First lien senior secured revolving loan	5,757	5,757

Portfolio Company	Investment	December 31, 2020	December 31, 2019
QC Supply, LLC	First lien senior secured revolving loan	633	—
Reef Global, Inc. (fka Cheese Acquisition, LLC)	First lien senior secured revolving loan	5,377	16,364
Refresh Parent Holdings, Inc.	First lien senior secured delayed draw term loan	29,482	—
Refresh Parent Holdings, Inc.	First lien senior secured revolving loan	7,716	—
RSC Acquisition, Inc (dba Risk Strategies)	First lien senior secured delayed draw term loan	—	10,894
RSC Acquisition, Inc (dba Risk Strategies)	First lien senior secured revolving loan	1,702	1,702
RxSense Holdings, LLC	First lien senior secured revolving loan	—	4,047
Safety Products/JHC Acquisition Corp. (dba Justrite Safety Group)	First lien senior secured delayed draw term loan	924	924
Sara Lee Frozen Bakery, LLC (fka KSLB Holdings, LLC)	First lien senior secured revolving loan	4,440	3,480
Sonny's Enterprises LLC	First lien senior secured revolving loan	17,969	—
Swipe Acquisition Corporation (dba PLI)	First lien senior secured delayed draw term loan	18,461	—
Swipe Acquisition Corporation (dba PLI)	Letter of Credit	7,118	—
TC Holdings, LLC (dba TrialCard)	First lien senior secured revolving loan	7,685	7,685
THG Acquisition, LLC (dba Hilb)	First lien senior secured delayed draw term loan	36,302	16,841
THG Acquisition, LLC (dba Hilb)	First lien senior secured revolving loan	8,608	5,614
Trader Interactive, LLC (fka Dominion Web Solutions, LLC)	First lien senior secured revolving loan	4,471	6,387
Troon Golf, L.L.C.	First lien senior secured revolving loan	14,426	14,426
TSB Purchaser, Inc. (dba Teaching Strategies, Inc.)	First lien senior secured revolving loan	4,239	3,010
Ultimate Baked Goods Midco, LLC	First lien senior secured revolving loan	4,638	4,066
Valence Surface Technologies LLC	First lien senior secured delayed draw term loan	6,000	30,000
Valence Surface Technologies LLC	First lien senior secured revolving loan	10,000	10,000
Wingspire Capital Holdings LLC	LLC Interest	82,462	48,552
WU Holdco, Inc. (dba Weiman Products, LLC)	First lien senior secured revolving loan	10,739	13,920
WU Holdco, Inc. (dba Weiman Products, LLC)	First lien senior secured delayed draw term loan	—	16,943
Total Unfunded Portfolio Company Commitments		$880,626	$891,744

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

On November 3, 2020, our Board approved a repurchase program under which we may repurchase up to $100 million of our outstanding common stock. Under the program, purchases may be made at management’s discretion from time to time in open-market transactions, in accordance with all applicable securities laws and regulations. Unless extended by our Board, the repurchase program will terminate 12-months from the date it was approved. As of December 31, 2020, no repurchases were made under the Repurchase Plan.

From time to time, we may become a party to certain legal proceedings incidental to the normal course of its business. At December 31, 2020, we were not aware of any material pending or threatened litigation that would require accounting recognition or financial statement disclosure.

Contractual Obligations

A summary of our contractual payment obligations under our credit facilities as of December 31, 2020, is as follows:

	Payments Due by Period
($ in millions)	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
Revolving Credit Facility	$252.5	$—	$—	252.5	—
SPV Asset Facility II	100.0	—	—	—	100.0
SPV Asset Facility III	375.0	—	375.0	—	—
SPV Asset Facility IV	295.0	—	—	—	295.0
CLO I	390.0	—	—	—	390.0
CLO II	260.0	—	—	—	260.0
CLO III	260.0	—	—	—	260.0
CLO IV	252.0	—	—	—	252.0
CLO V	196.0	—	—	—	196.0
2023 Notes	150.0	—	150.0	—	—
2024 Notes	400.0	—	—	400.0	—
2025 Notes	425.0	—	—	425.0	—
July 2025 Notes	500.0	—	—	500.0	—
2026 Notes	500.0	—	—	—	500.0
July 2026 Notes	1,000.0	—	—	—	1,000.0
Total Contractual Obligations	$5,355.5	$—	$525.0	$1,577.5	$3,253.0

Related-Party Transactions

We have entered into a number of business relationships with affiliated or related parties, including the following:

•	the Investment Advisory Agreement;
•	the Administration Agreement; and
•	the License Agreement.

In addition to the aforementioned agreements, we, our Adviser and certain of our Adviser’s affiliates have been granted exemptive relief by the SEC to co-invest with other funds managed by he Owl Rock Advisers, including the Owl Rock Clients, in a manner consistent with our investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors. See “ITEM 1. – Notes to Consolidated Financial Statements – Note 3. Agreements and Related Party Transactions” for further details.

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

We apply ASC 820, which establishes a framework for measuring fair value in accordance with U.S. GAAP and required disclosures of fair value measurements. ASC 820 determines fair value to be the price that would be received for an investment in a current sale, which assumes an orderly transaction between market participants on the measurement date.  Market participants are defined as buyers and sellers in the principal or most advantageous market (which may be a hypothetical market) that are independent, knowledgeable, and willing and able to transact.  In accordance with ASC 820, we consider its principal market to be the market that has the greatest volume and level of activity. ASC 820 specifies a fair value hierarchy that prioritizes and ranks the level of observability of inputs used in determination of fair value.  In accordance with ASC 820, these levels are summarized below:

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

Rule 2a-5 under the 1940 Act was recently adopted by the SEC and establishes requirements for determining fair value in good faith for purposes of the 1940 Act.  We are evaluating the impact of adopting Rule 2a-5 on the consolidated financial statements and intend to comply with the new rule’s requirements on or before the compliance date in September 2022.

Interest and Dividend Income Recognition

Interest income is recorded on the accrual basis and includes amortization of discounts or premiums. Certain investments may have contractual payment-in-kind (“PIK”) interest or dividends. PIK interest represents accrued interest that is added to the principal amount of the investment on the respective interest payment dates rather than being paid in cash and generally becomes due at maturity. Discounts to par value on securities purchased are amortized into interest income over the contractual life of the respective security using the effective yield method. Premiums to par value on securities purchased are amortized to first call date. The amortized cost of investments represents the original cost adjusted for the amortization of discounts or premiums, if any. Upon prepayment of a loan or debt security, any prepayment premiums, unamortized upfront loan origination fees and unamortized discounts are recorded as interest income in the current period.

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

Certain consolidated subsidiaries of ours are subject to U.S. federal and state corporate-level income taxes.

We evaluate tax positions taken or expected to be taken in the course of preparing our consolidated financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions not deemed to meet the “more-likely-than-not” threshold are reserved and recorded as a tax benefit or expense in the current year. All penalties and interest associated with income taxes are included in income tax expense. Conclusions regarding tax positions are subject to review and may be adjusted at a later date based on factors including, but not limited to, on-going analyses of tax laws, regulations and interpretations thereof. There were no material uncertain tax positions through December 31, 2020. The 2017 through 2019 tax years remain subject to examination by U.S. federal, state and local tax authorities.

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

As of December 31, 2020, 99.9% of our debt investments based on fair value were floating rates. Additionally, the weighted average LIBOR floor, based on fair value, of our debt investments was 0.85%.

Based on our Consolidated Statements of Assets and Liabilities as of December 31, 2020, the following table shows the annualized impact on net income of hypothetical base rate changes in interest rates on our debt investments (considering interest rate floors for floating rate instruments) assuming each floating rate investment is subject to 3-month LIBOR and there are no changes in our investment and borrowing structure:

($ in millions)	Interest Income	Interest Expense	Net Income
Up 300 basis points	$248.8	$84.5	$164.2
Up 200 basis points	$142.0	$56.4	$85.6
Up 100 basis points	$35.5	$28.2	$7.3
Up 50 basis points	$6.9	$14.1	$(7.2)
Down 25 basis points	$(3.3)	$(6.8)	$3.5

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

Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting

We have audited the accompanying consolidated statements of assets and liabilities of Owl Rock Capital Corporation and subsidiaries (the Company), including the consolidated schedules of investments, as of December 31, 2020 and 2019, the related consolidated statements of operations, changes in net assets, and cash flows for each of the years in the three-year period ended December 31, 2020 and the related notes (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations, changes in its net assets, and its cash flows for each of the years in the three-year period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020 based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Basis for Opinions

The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Such procedures also included confirmation of securities owned as of December 31, 2020 and 2019, by correspondence with custodians, agents, or by other appropriate auditing procedures. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

Definition and Limitations of Internal Control Over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Fair value of investments

As discussed in Note 2 and 5 to the consolidated financial statements, substantially all of the Company’s investments are not publicly traded and there is no readily determinable market value. As a result, the Company measures substantially all of its investments using unobservable inputs and assumptions. As of December 31, 2020, total investments at fair value was $10,842 million.

We identified the evaluation of the fair value of investments that are not publicly traded or with no readily determinable market value as a critical audit matter. Evaluation of the Company’s specific valuation assumptions involved a high degree of subjective auditor judgement. Changes in these assumptions could have a significant impact on the fair value of investments. These assumptions included market yields for investments with similar terms and risk profiles used in yield analyses for debt investments and comparable financial performance multiples used in determining enterprise values.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to valuation of investments. These included controls related to the development of the market yields and financial performance multiples and assumptions used in such valuations. We evaluated the Company’s ability to estimate fair value by comparing a selection of prior period fair values to the prices of transactions occurring subsequent to the prior period valuation date. For a selection of investments, we compared assumptions used by the Company to underlying documentation. We involved valuation professionals with specialized skills and knowledge, who, for a selection of the Company’s investments, assisted in evaluating the Company’s estimate of fair value by developing an independent estimate of fair value through the use of relevant market information to develop independent market yields and financial performance multiples, and comparing such estimates to the fair values recorded by the Company for the respective investments.

/s/ KPMG LLP

We have served as the Company’s auditor since 2016.

New York, New York
February 23, 2021

Owl Rock Capital Corporation

Consolidated Statements of Assets and Liabilities

(Amounts in thousands, except share and per share amounts)

	December 31, 2020	December 31, 2019
Assets
Investments at fair value
Non-controlled, non-affiliated investments (amortized cost of $10,653,613 and $8,738,520, respectively)	$10,569,691	$8,709,700
Controlled, affiliated investments (amortized cost of $275,105 and $90,336, respectively)	272,381	89,525
Total investments at fair value (amortized cost of $10,928,718 and $8,828,856, respectively)	10,842,072	8,799,225
Cash (restricted cash of $8,841 and $7,587, respectively)	347,917	317,159
Foreign cash (cost of $9,641 and $0, respectively)	9,994	—
Interest receivable	57,108	57,632
Receivable for investments sold	6,316	9,250
Receivable from a controlled affiliate	2,347	2,475
Prepaid expenses and other assets	38,603	17,878
Total Assets	$11,304,357	$9,203,619
Liabilities
Debt (net of unamortized debt issuance costs of $91,085 and $44,302, respectively)	$5,292,722	$3,038,232
Distribution payable	152,087	137,245
Management fee payable	35,936	16,256
Incentive fee payable	19,070	—
Payables to affiliates	6,527	5,775
Accrued expenses and other liabilities	51,581	28,828
Total Liabilities	5,557,923	3,226,336
Commitments and contingencies (Note 7)
Net Assets
Common shares $0.01 par value, 500,000,000 shares authorized; 389,966,688 and 392,129,619 shares issued and outstanding, respectively	3,900	3,921
Additional paid-in-capital	5,940,979	5,955,610
Total distributable earnings (losses)	(198,445)	17,752
Total Net Assets	5,746,434	5,977,283
Total Liabilities and Net Assets	$11,304,357	$9,203,619
Net Asset Value Per Share	$14.74	$15.24

The accompanying notes are an integral part of these consolidated financial statements.

Owl Rock Capital Corporation

Consolidated Statements of Operations

(Amounts in thousands, except share and per share amounts)

	For the Years Ended December 31,
	2020	2019	2018
Investment Income
Investment income from non-controlled, non-affiliated investments:
Interest income	$768,717	$691,854	$366,858
Dividend Income	10,409	—	—
Other income	14,736	16,119	8,750
Total investment income from non-controlled, non-affiliated investments	793,862	707,973	375,608
Investment income from controlled, affiliated investments:
Interest income	327	—	—
Dividend income	9,063	10,046	8,379
Other Income	35	—	4,871
Total investment income from controlled, affiliated investments	9,425	10,046	13,250
Total Investment Income	803,287	718,019	388,858
Expenses
Interest expense	152,939	136,445	76,774
Management fee	144,448	89,947	52,148
Performance based incentive fees	93,892	45,114	—
Professional fees	14,654	10,029	7,823
Directors' fees	849	623	533
Other general and administrative	7,936	8,374	4,965
Total Operating Expenses	414,718	290,532	142,243
Management and incentive fees waived (Note 3)	(130,906)	(73,403)	—
Net Operating Expenses	283,812	217,129	142,243
Net Investment Income (Loss) Before Taxes	519,475	500,890	246,615
Income taxes, including excise tax expense (benefit)	2,019	1,984	1,093
Net Investment Income (Loss) After Taxes	$517,456	$498,906	$245,522
Net Realized and Change in Unrealized Gain (Loss)
Net change in unrealized gain (loss):
Non-controlled, non-affiliated investments	$(75,039)	$(7,235)	$(38,426)
Income tax (provision) benefit	(3,686)	—	—
Controlled affiliated investments	(1,913)	3,705	(5,087)
Translation of assets and liabilities in foreign currencies	4,634	(222)	(133)
Total Net Change in Unrealized Gain (Loss)	(76,004)	(3,752)	(43,646)
Net realized gain (loss):
Non-controlled, non-affiliated investments	(51,376)	2,633	234
Foreign currency transactions	(2,336)	214	133
Total Net Realized Gain (Loss)	(53,712)	2,847	367
Total Net Realized and Change in Unrealized Gain (Loss)	(129,716)	(905)	(43,279)
Net Increase (Decrease) in Net Assets Resulting from Operations	$387,740	$498,001	$202,243
Earnings Per Share - Basic and Diluted	$1.00	$1.53	$1.38
Weighted Average Shares Outstanding - Basic and Diluted	388,645,561	324,630,279	146,422,371

The accompanying notes are an integral part of these consolidated financial statements.

Owl Rock Capital Corporation

Consolidated Schedule of Investments

As of December 31, 2020

(Amounts in thousands, except share amounts)

Company(1)(2)(17)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(3)(27)	Fair Value	Percentage of Net Assets
Non-controlled/non-affiliated portfolio company investments
Debt Investments
Advertising and media
IRI Holdings, Inc.(4)(5)(26)	First lien senior secured loan	L + 4.25%	12/1/2025	$7,130	$7,076	$7,058	0.1%
				7,130	7,076	7,058	0.1%
Aerospace and defense
Aviation Solutions Midco, LLC (dba STS Aviation)(4)(7)(26)	First lien senior secured loan	L + 9.25% (incl. 9.25% PIK)	1/3/2025	210,719	207,743	183,326	3.2%
Valence Surface Technologies LLC(4)(8)(26)	First lien senior secured loan	L + 5.75%	6/28/2025	98,500	97,340	90,129	1.6%
Valence Surface Technologies LLC(4)(7)(19)(21)(26)	First lien senior secured delayed draw term loan	L + 5.75%	6/28/2021	23,820	23,515	21,285	0.4%
Valence Surface Technologies LLC(4)(19)(20)(26)	First lien senior secured revolving loan	L + 5.75%	6/28/2025	—	(112)	(850)	—%
				333,039	328,486	293,890	5.2%
Automotive
Mavis Tire Express Services Corp.(4)(7)(24)(26)	First lien senior secured loan	L + 3.25%	3/20/2025	864	813	847	—%
Mavis Tire Express Services Corp.(4)(7)(26)	Second lien senior secured loan	L + 7.57%	3/20/2026	179,905	177,149	176,776	3.1%
Mavis Tire Express Services Corp.(4)(19)(20)(21)(26)	Second lien senior secured delayed draw term loan	L + 8.00%	3/20/2021	—	-	(48)	—%
				180,769	177,962	177,575	3.1%
Buildings and real estate
Associations, Inc.(4)(7)(26)	First lien senior secured loan	L + 7.00% (incl. 3.00% PIK)	7/30/2024	307,333	304,807	305,795	5.3%
Associations, Inc.(4)(7)(19)(21)(26)	First lien senior secured delayed draw term loan	L + 7.00% (incl. 3.00% PIK)	7/30/2021	59,153	58,724	58,849	1.0%
Associations, Inc.(4)(7)(26)	First lien senior secured revolving loan	L + 6.00%	7/30/2024	11,543	11,457	11,427	0.2%
Reef Global, Inc. (fka Cheese Acquisition, LLC)(4)(8)(26)	First lien senior secured loan	L + 5.75% (incl. 1.00% PIK)	11/28/2024	134,253	132,953	128,212	2.2%
Imperial Parking Canada(4)(10)(26)	First lien senior secured loan	C + 6.25% (incl. 1.25% PIK)	11/28/2024	27,749	26,561	26,501	0.5%
Reef Global, Inc. (fka Cheese Acquisition, LLC)(4)(5)(19)(26)	First lien senior secured revolving loan	L + 4.75%	11/28/2023	10,987	10,893	10,251	0.2%
Velocity Commercial Capital, LLC(4)(7)(26)	First lien senior secured loan	L + 7.50%	8/29/2024	63,980	63,369	63,181	1.1%
				614,998	608,764	604,216	10.5%
Business services
Access CIG, LLC(4)(5)(26)	Second lien senior secured loan	L + 7.75%	2/27/2026	58,760	58,260	57,732	1.0%
CIBT Global, Inc.(4)(7)(26)	First lien senior secured loan	L + 3.75%	6/3/2024	843	660	599	—%

Owl Rock Capital Corporation

Consolidated Schedule of Investments

As of December 31, 2020

(Amounts in thousands, except share amounts)

Company(1)(2)(17)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(3)(27)	Fair Value	Percentage of Net Assets
CIBT Global, Inc.(4)(7)(26)(31)	Second lien senior secured loan	L + 7.75% (incl. 6.75% PIK)	6/2/2025	62,621	57,364	32,563	0.6%
ConnectWise, LLC(4)(7)(26)	First lien senior secured loan	L + 5.25%	2/28/2025	178,653	176,981	178,653	3.1%
ConnectWise, LLC(4)(5)(19)(26)	First lien senior secured revolving loan	L + 5.25%	2/28/2025	5,001	4,824	5,001	0.1%
Entertainment Benefits Group, LLC(4)(7)(26)	First lien senior secured loan	L + 8.25% (incl. 2.50% PIK)	9/30/2025	81,250	80,262	71,500	1.2%
Entertainment Benefits Group, LLC(4)(7)(19)(26)	First lien senior secured revolving loan	L + 8.25% (incl. 2.50% PIK)	9/30/2024	10,096	9,971	8,752	0.2%
Hercules Borrower, LLC (dba The Vincit Group)(4)(8)(26)	First lien senior secured loan	L + 6.50%	12/15/2026	180,043	177,358	177,343	3.1%
Hercules Borrower, LLC (dba The Vincit Group)(4)(19)(20)(26)	First lien senior secured revolving loan	L + 6.50%	12/15/2026	—	(311)	(314)	—%
Hercules Buyer, LLC (dba The Vincit Group)(26)(29)(32)	Unsecured notes	0.48% (inc. 0.48% PIK)	12/14/2029	5,112	5,112	5,112	0.1%
Vestcom Parent Holdings, Inc.(4)(5)	Second lien senior secured loan	L + 8.00%	12/19/2024	78,987	78,321	78,987	1.4%
				661,366	648,802	615,928	10.8%
Chemicals
Aruba Investments Holdings LLC (dba Angus Chemical Company)(4)(8)(26)	Second lien senior secured loan	L + 7.75%	11/24/2028	10,000	9,854	9,850	0.2%
Douglas Products and Packaging Company LLC(4)(7)(26)	First lien senior secured loan	L + 5.75%	10/19/2022	97,939	97,530	95,980	1.7%
Douglas Products and Packaging Company LLC(4)(11)(19)(26)	First lien senior secured revolving loan	P + 4.75%	10/19/2022	3,028	3,000	2,846	—%
Innovative Water Care Global Corporation(4)(7)(26)	First lien senior secured loan	L + 5.00%	2/27/2026	147,375	139,223	129,690	2.3%
				258,342	249,607	238,366	4.2%
Consumer products
Feradyne Outdoors, LLC(4)(7)(26)	First lien senior secured loan	L + 6.25%	5/25/2023	88,400	87,920	86,632	1.5%
WU Holdco, Inc. (dba Weiman Products, LLC)(4)(7)(26)	First lien senior secured loan	L + 5.25%	3/26/2026	158,495	155,981	157,702	2.7%
WU Holdco, Inc. (dba Weiman Products, LLC)(4)(7)(19)(26)	First lien senior secured revolving loan	L + 5.25%	3/26/2025	3,182	2,986	3,112	0.1%
				250,077	246,887	247,446	4.3%
Containers and packaging
Pregis Topco LLC(4)(5)(24)(26)	First lien senior secured loan	L + 3.75%	7/31/2026	863	819	859	-%
Pregis Topco LLC(4)(5)(26)	Second lien senior secured loan	L + 7.75%	7/30/2027	215,033	211,223	213,959	3.6%
				215,896	212,042	214,818	3.6%
Distribution
ABB/Con-cise Optical Group LLC(4)(8)	First lien senior secured loan	L + 5.00%	6/15/2023	75,620	75,053	68,815	1.2%

Owl Rock Capital Corporation

Consolidated Schedule of Investments

As of December 31, 2020

(Amounts in thousands, except share amounts)

Company(1)(2)(17)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(3)(27)	Fair Value	Percentage of Net Assets
ABB/Con-cise Optical Group LLC(4)(8)	Second lien senior secured loan	L + 9.00%	6/17/2024	25,000	24,604	21,875	0.4%
Aramsco, Inc.(4)(5)(26)	First lien senior secured loan	L + 5.25%	8/28/2024	56,477	55,561	55,912	1.0%
Aramsco, Inc.(4)(19)(20)(26)	First lien senior secured revolving loan	L + 5.25%	8/28/2024	-	(128)	(84)	—%
Endries Acquisition, Inc.(4)(9)(26)	First lien senior secured loan	L + 6.25%	12/10/2025	202,219	199,557	198,680	3.5%
Endries Acquisition, Inc.(4)(19)(20)(26)	First lien senior secured revolving loan	L + 6.25%	12/10/2024	—	(310)	(473)	—%
Individual Foodservice Holdings, LLC(4)(8)(26)	First lien senior secured loan	L + 6.25%	11/22/2025	156,900	154,129	154,547	2.7%
Individual Foodservice Holdings, LLC(4)(8)(19)(21)(26)	First lien senior secured delayed draw term loan	L + 6.25%	6/30/2022	12,587	11,912	12,012	0.2%
Individual Foodservice Holdings, LLC(4)(5)(19)(26)	First lien senior secured revolving loan	L + 6.25%	11/22/2024	5,276	4,877	4,919	0.1%
Storm Chaser Intermediate II Holding Corporation (dba JM Swank, LLC)(4)(7)	First lien senior secured loan	L + 7.50%	7/25/2022	114,964	114,167	114,676	2.0%
Offen, Inc.(4)(5)(26)	First lien senior secured loan	L + 5.00%	6/22/2026	19,780	19,620	19,285	0.3%
QC Supply, LLC(4)(5)	First lien senior secured loan	L + 7.00% (incl. 1.00% PIK)	12/29/2022	34,568	34,248	29,037	0.5%
QC Supply, LLC(4)(5)(19)	First lien senior secured revolving loan	L + 7.00%	12/29/2021	4,336	4,311	3,541	0.1%
				707,727	697,601	682,742	12.0%
Education
Instructure, Inc.(4)(7)(26)	First lien senior secured loan	L + 7.00%	3/24/2026	84,660	83,400	84,660	1.5%
Instructure, Inc.(4)(19)(20)(26)	First lien senior secured revolving loan	L + 7.00%	3/24/2026	-	(60)	-	-%
Learning Care Group (US) No. 2 Inc.(4)(8)(26)	Second lien senior secured loan	L + 7.50%	3/13/2026	26,967	26,606	23,731	0.4%
Severin Acquisition, LLC (dba PowerSchool)(4)(5)(26)	Second lien senior secured loan	L + 6.75%	8/3/2026	112,000	111,259	109,480	1.9%
TSB Purchaser, Inc. (dba Teaching Strategies, Inc.)(4)(7)(26)	First lien senior secured loan	L + 6.00%	5/14/2024	61,581	60,634	61,120	1.0%
TSB Purchaser, Inc. (dba Teaching Strategies, Inc.)(4)(19)(20)(26)	First lien senior secured revolving loan	L + 6.00%	5/14/2024	—	(59)	(32)	—%
				285,208	281,780	278,959	4.8%
Energy equipment and services
Liberty Oilfield Services LLC(4)(5)(22)(26)	First lien senior secured loan	L + 7.63%	9/19/2022	13,759	13,661	13,587	0.2%
				13,759	13,661	13,587	0.2%
Financial services
AxiomSL Group, Inc.(4)(7)(26)	First lien senior secured loan	L + 6.50%	12/3/2027	78,659	77,490	77,479	1.3%
AxiomSL Group, Inc.(4)(19)(20)(26)	First lien senior secured revolving loan	L + 6.50%	12/3/2025	-	(138)	(140)	—%
Blackhawk Network Holdings, Inc.(4)(5)(26)	Second lien senior secured loan	L + 7.00%	6/15/2026	106,400	105,644	99,750	1.7%

Owl Rock Capital Corporation

Consolidated Schedule of Investments

As of December 31, 2020

(Amounts in thousands, except share amounts)

Company(1)(2)(17)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(3)(27)	Fair Value	Percentage of Net Assets
Hg Genesis 8 Sumoco Limited(4)(14)(22)(26)	Unsecured facility	G + 7.50% (incl. 7.50% PIK)	8/28/2025	43,841	42,148	44,499	0.8%
NMI Acquisitionco, Inc. (dba Network Merchants)(4)(5)(26)	First lien senior secured loan	L + 5.00%	9/6/2022	27,904	27,640	27,625	0.5%
NMI Acquisitionco, Inc. (dba Network Merchants)(4)(19)(20)(26)	First lien senior secured revolving loan	L + 5.00%	9/6/2022	-	(6)	(6)	—%
				256,804	252,778	249,207	4.3%
Food and beverage
Caiman Merger Sub LLC (dba City Brewing)(4)(5)(26)	First lien senior secured loan	L + 5.75%	11/3/2025	175,347	173,881	176,224	3.1%
Caiman Merger Sub LLC (dba City Brewing)(4)(19)(20)(26)	First lien senior secured revolving loan	L + 5.75%	11/1/2024	—	(99)	-	—%
CM7 Restaurant Holdings, LLC(4)(5)(26)	First lien senior secured loan	L + 8.00%	5/22/2023	38,507	37,937	37,352	0.7%
H-Food Holdings, LLC(4)(5)(24)(26)	First lien senior secured loan	L + 4.00%	5/23/2025	12,861	12,768	12,656	0.2%
H-Food Holdings, LLC(4)(5)(26)	Second lien senior secured loan	L + 7.00%	3/2/2026	121,800	119,542	119,060	2.1%
Hometown Food Company(4)(5)(26)	First lien senior secured loan	L + 5.00%	8/31/2023	21,388	21,145	21,388	0.4%
Hometown Food Company(4)(5)(19)(26)	First lien senior secured revolving loan	L + 5.00%	8/31/2023	565	520	565	—%
Manna Development Group, LLC(4)(5)(26)	First lien senior secured loan	L + 6.75%	10/24/2022	52,764	52,426	49,598	0.9%
Manna Development Group, LLC(4)(5)(26)	First lien senior secured revolving loan	L + 6.75%	10/24/2022	3,183	3,132	2,992	0.1%
Nellson Nutraceutical, LLC(4)(7)(26)	First lien senior secured loan	L + 5.25%	12/23/2023	27,498	26,480	26,536	0.5%
Nutraceutical International Corporation(4)(5)(26)	First lien senior secured loan	L + 7.00%	9/30/2026	217,255	214,110	215,083	3.6%
Nutraceutical International Corporation(4)(19)(20)(26)	First lien senior secured revolving loan	L + 7.00%	9/30/2025	—	(193)	(136)	—%
Recipe Acquisition Corp. (dba Roland Corporation)(4)(7)	Second lien senior secured loan	L + 9.00%	12/1/2022	32,000	31,771	26,560	0.5%
Sara Lee Frozen Bakery, LLC (fka KSLB Holdings, LLC)(4)(5)(26)	First lien senior secured loan	L + 4.50%	7/30/2025	44,313	43,705	42,430	0.7%
Sara Lee Frozen Bakery, LLC (fka KSLB Holdings, LLC)(4)(5)(19)(26)	First lien senior secured revolving loan	L + 4.50%	7/30/2023	4,560	4,456	4,178	0.1%
Shearer's Foods, LLC(4)(7)(26)	Second lien senior secured loan	L + 7.75%	9/22/2028	120,000	118,829	119,400	2.1%
Tall Tree Foods, Inc.(4)(5)	First lien senior secured loan	L + 7.25%	8/12/2022	48,284	48,103	47,438	0.8%
Ultimate Baked Goods Midco, LLC(4)(5)(26)	First lien senior secured loan	L + 4.00%	8/11/2025	26,460	26,043	26,064	0.5%
Ultimate Baked Goods Midco, LLC(4)(5)(19)(26)	First lien senior secured revolving loan	L + 4.00%	8/9/2023	445	385	368	—%
				947,230	934,941	927,756	16.3%
Healthcare equipment and services
Nelipak Holding Company(4)(8)(26)	First lien senior secured loan	L + 4.25%	7/2/2026	47,521	46,742	46,333	0.8%

Owl Rock Capital Corporation

Consolidated Schedule of Investments

As of December 31, 2020

(Amounts in thousands, except share amounts)

Company(1)(2)(17)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(3)(27)	Fair Value	Percentage of Net Assets
Nelipak Holding Company(4)(7)(19)(26)	First lien senior secured revolving loan	L + 4.25%	7/2/2024	4,422	4,319	4,238	0.1%
Nelipak Holding Company(4)(12)(19)(26)	First lien senior secured revolving loan	E + 4.50%	7/2/2024	492	147	290	—%
Nelipak Holding Company(4)(8)(26)	Second lien senior secured loan	L + 8.25%	7/2/2027	67,006	66,135	65,331	1.1%
Nelipak Holding Company(4)(12)(26)	Second lien senior secured loan	E + 8.50%	7/2/2027	73,536	66,385	70,595	1.2%
Packaging Coordinators Midco, Inc.(4)(8)(26)	Second lien senior secured loan	L + 8.25%	11/30/2028	195,044	191,173	191,143	3.3%
				388,021	374,901	377,930	6.5
Healthcare providers and services
Barracuda Dental LLC (dba National Dentex)(4)(7)(26)	First lien senior secured loan	L + 7.00%	10/27/2025	62,048	60,974	60,937	1.1%
Barracuda Dental LLC (dba National Dentex)(4)(19)(20)(21)(26)	First lien senior secured delayed draw term loan	L + 7.00%	6/30/2022	-	(105)	(164)	—%
Barracuda Dental LLC (dba National Dentex)(4)(7)(19)(26)	First lien senior secured revolving loan	L + 7.00%	10/27/2025	3,512	3,351	3,344	0.1%
Confluent Health, LLC.(4)(5)(26)	First lien senior secured loan	L + 5.00%	6/24/2026	17,730	17,589	17,331	0.3%
GI CCLS Acquisition LLC (fka GI Chill Acquisition LLC)(4)(7)(26)	Second lien senior secured loan	L + 7.50%	8/6/2026	135,400	134,357	133,708	2.3%
KS Management Services, L.L.C.(4)(5)(26)	First lien senior secured loan	L + 4.25%	1/9/2026	123,750	122,422	123,751	2.2%
Premier Imaging, LLC (dba LucidHealth)(4)(5)(26)	First lien senior secured loan	L + 5.50%	1/2/2025	33,320	32,851	32,737	0.6%
Refresh Parent Holdings, Inc.(4)(7)(26)	First lien senior secured loan	L + 6.50%	12/9/2026	89,872	88,536	88,524	1.4%
Refresh Parent Holdings, Inc.(4)(19)(20)(21)(26)	First lien senior secured delayed draw term loan	L + 6.50%	6/9/2022	-	(73)	(74)	—%
Refresh Parent Holdings, Inc.(4)(7)(19)(26)	First lien senior secured revolving loan	L + 6.50%	12/9/2026	3,060	2,900	2,899	0.1%
TC Holdings, LLC (dba TrialCard)(4)(7)(26)	First lien senior secured loan	L + 4.50%	11/14/2023	83,324	82,427	83,324	1.5%
TC Holdings, LLC (dba TrialCard)(4)(19)(20)(26)	First lien senior secured revolving loan	L + 4.50%	11/14/2022	—	(58)	—	—%
				552,016	545,171	546,317	9.6%
Healthcare technology
Bracket Intermediate Holding Corp.(4)(7)(26)	First lien senior secured loan	L + 4.25%	9/5/2025	521	485	512	—%
Bracket Intermediate Holding Corp.(4)(7)(26)	Second lien senior secured loan	L + 8.13%	9/7/2026	26,250	25,838	25,594	0.4%
Definitive Healthcare Holdings, LLC(4)(7)(26)	First lien senior secured loan	L + 5.50%	7/16/2026	197,734	196,131	195,756	3.4%
Definitive Healthcare Holdings, LLC(4)(7)(19)(21)(26)	First lien senior secured delayed draw term loan	L + 5.50%	7/16/2021	7,807	7,531	7,728	0.1%
Definitive Healthcare Holdings, LLC(4)(19)(20)(26)	First lien senior secured revolving loan	L + 5.50%	7/16/2024	—	(77)	(109)	—%
Intelerad Medical Systems Incorporated (fka 11849573 Canada Inc.)(4)(7)(22)(26)	First lien senior secured loan	L + 6.25%	2/20/2026	67,852	67,092	66,834	1.2%

Owl Rock Capital Corporation

Consolidated Schedule of Investments

As of December 31, 2020

(Amounts in thousands, except share amounts)

Company(1)(2)(17)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(3)(27)	Fair Value	Percentage of Net Assets
Intelerad Medical Systems Incorporated(fka 11849573 Canada Inc.)(4)(7)(19)(22)(26)	First lien senior secured revolving loan	L + 6.25%	2/20/2026	1,126	1,066	1,041	—%
Interoperability Bidco, Inc.(4)(7)(26)	First lien senior secured loan	L + 5.75%	6/25/2026	76,042	75,260	73,571	1.3%
Interoperability Bidco, Inc.(4)(19)(20)(21)(26)	First lien senior secured delayed draw term loan	L + 5.75%	6/25/2021	—	(8)	(170)	—%
Interoperability Bidco, Inc.(4)(7)(26)	First lien senior secured revolving loan	L + 5.75%	6/25/2024	4,000	3,965	3,870	0.1%
Project Ruby Ultimate Parent Corp. (dba Wellsky)(4)(5)(26)	First lien senior secured loan	L + 4.25%	2/9/2024	2,906	2,863	2,863	—%
Project Ruby Ultimate Parent Corp. (dba Wellsky)(4)(5)(26)	Second lien senior secured loan	L + 8.25%	2/9/2025	9,457	9,268	9,268	0.2%
				393,695	389,414	386,758	6.7%
Household products
Hayward Industries, Inc.(4)(5)(24)(26)	First lien senior secured loan	L + 3.50%	8/5/2024	918	899	906	—%
Hayward Industries, Inc.(4)(5)(26)	Second lien senior secured loan	L + 8.25%	8/4/2025	52,149	51,458	51,628	0.9%
HGH Purchaser, Inc. (dba Horizon Services)(4)(7)(26)	First lien senior secured loan	L + 6.75%	11/3/2025	76,982	76,015	74,673	1.3%
HGH Purchaser, Inc. (dba Horizon Services)(4)(7)(19)(21)(26)	First lien senior secured delayed draw term loan	L + 6.75%	11/1/2021	26,993	26,394	26,090	0.5%
HGH Purchaser, Inc. (dba Horizon Services)(4)(7)(19)(26)	First lien senior secured revolving loan	L + 6.75%	11/3/2025	972	855	680	—%
				158,014	155,621	153,977	2.7%
Human resource support services
The Ultimate Software Group, Inc.(4)(7)(26)	Second lien senior secured loan	L + 6.75%	5/3/2027	1,592	1,578	1,624	—%
				1,592	1,578	1,624	-%
Infrastructure and environmental services
FR Arsenal Holdings II Corp. (dba Applied-Cleveland Holdings, Inc.)(4)(7)	First lien senior secured loan	L + 7.50%	9/8/2022	121,900	120,927	115,805	2.0%
LineStar Integrity Services LLC(4)(8)(26)	First lien senior secured loan	L + 7.25%	2/12/2024	88,851	87,950	78,189	1.4%
				210,751	208,877	193,994	3.4%
Insurance
Ardonagh Midco 2 PLC(22)(26)(29)	Unsecured notes	12.75% PIK	1/15/2027	9,300	9,213	9,951	0.2%
Ardonagh Midco 3 PLC(4)(14)(22)(26)	First lien senior secured loan	G + 8.25% (incl. 2.81% PIK)	7/14/2026	95,791	83,893	95,791	1.7%
Ardonagh Midco 3 PLC(4)(13)(22)(26)	First lien senior secured loan	E + 8.25% (incl. 2.81% PIK)	7/14/2026	10,924	9,720	10,924	0.2%
Ardonagh Midco 3 PLC(4)(14)(19)(21)(22)(26)	First lien senior secured delayed draw term loan	G + 8.25% (incl. 2.81% PIK)	7/14/2022	3,390	2,730	3,390	0.1%
Asurion, LLC(4)(5)(24)(26)	Second lien senior secured loan	L + 6.50%	8/4/2025	50,450	50,235	50,768	0.9%

Owl Rock Capital Corporation

Consolidated Schedule of Investments

As of December 31, 2020

(Amounts in thousands, except share amounts)

Company(1)(2)(17)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(3)(27)	Fair Value	Percentage of Net Assets
Integrity Marketing Acquisition, LLC(4)(8)(26)	First lien senior secured loan	L + 5.75%	8/27/2025	221,109	218,033	217,792	3.8%
Integrity Marketing Acquisition, LLC(4)(19)(20)(26)	First lien senior secured revolving loan	L + 5.75%	8/27/2025	—	(172)	(222)	—%
KWOR Acquisition, Inc. (dba Worley Claims Services)(4)(5)(26)	First lien senior secured loan	L + 4.00%	6/3/2026	20,312	19,780	19,804	0.3%
KWOR Acquisition, Inc. (dba Worley Claims Services)(4)(19)(20)(21)(26)	First lien senior secured delayed draw term loan	L + 4.00%	6/3/2021	—	(52)	(52)	—%
KWOR Acquisition, Inc. (dba Worley Claims Services)(4)(19)(20)(26)	First lien senior secured revolving loan	L + 4.00%	6/3/2024	—	(80)	(130)	—%
KWOR Acquisition, Inc. (dba Worley Claims Services)(4)(5)(26)	Second lien senior secured loan	L + 7.75%	12/3/2026	49,600	48,976	48,732	0.8%
Norvax, LLC (dba GoHealth)(4)(7)(26)	First lien senior secured loan	L + 6.50%	9/15/2025	199,357	195,089	199,856	3.4%
Norvax, LLC (dba GoHealth)(4)(19)(20)(26)	First lien senior secured revolving loan	L + 6.50%	9/13/2024	—	(136)	—	—%
Peter C. Foy & Associated Insurance Services, LLC(4)(8)(26)	First lien senior secured loan	L + 6.25%	3/31/2026	123,891	122,224	123,891	2.2%
Peter C. Foy & Associated Insurance Services, LLC(4)(7)(19)(21)	First lien senior secured delayed draw term loan	L + 6.25%	9/30/2021	12,044	11,636	12,044	0.2%
Peter C. Foy & Associated Insurance Services, LLC(4)(8)(19)(26)	First lien senior secured revolving loan	L + 6.25%	3/31/2026	2,531	2,414	2,531	—%
RSC Acquisition, Inc (dba Risk Strategies)(4)(7)(26)	First lien senior secured loan	L + 5.50%	10/30/2026	53,649	52,845	52,441	0.9%
RSC Acquisition, Inc (dba Risk Strategies)(4)(19)(20)(26)	First lien senior secured revolving loan	L + 5.50%	10/30/2026	—	(28)	(38)	—%
THG Acquisition, LLC (dba Hilb)(4)(9)(26)	First lien senior secured loan	L + 5.89%	12/2/2026	81,921	80,061	80,246	1.4%
THG Acquisition, LLC (dba Hilb)(4)(7)(19)(21)(26)	First lien senior secured delayed draw term loan	L + 5.78%	12/2/2021	17,938	17,082	17,452	0.3%
THG Acquisition, LLC (dba Hilb)(4)(19)(20)(26)	First lien senior secured revolving loan	L + 5.75%	12/2/2025	—	(189)	(193)	—%
				952,207	923,274	944,978	16.4%
Internet software and services
Accela, Inc.(4)(5)	First lien senior secured loan	L + 4.92% (incl. 1.67% PIK)	9/28/2023	22,090	21,871	22,090	0.4%
Accela, Inc.(4)(19)(20)	First lien senior secured revolving loan	L + 7.00%	9/28/2023	—	—	—	—%
Apptio, Inc.(4)(8)(26)	First lien senior secured loan	L + 7.25%	1/10/2025	50,916	49,975	50,662	0.9%
Apptio, Inc.(4)(19)(20)(26)	First lien senior secured revolving loan	L + 7.25%	1/10/2025	—	(37)	(14)	—%
3ES Innovation Inc. (dba Aucerna)(4)(7)(22)(26)	First lien senior secured loan	L + 5.75%	5/13/2025	39,728	39,346	38,536	0.7%

Owl Rock Capital Corporation

Consolidated Schedule of Investments

As of December 31, 2020

(Amounts in thousands, except share amounts)

Company(1)(2)(17)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(3)(27)	Fair Value	Percentage of Net Assets
3ES Innovation Inc. (dba Aucerna)(4)(19)(20)(22)(26)	First lien senior secured revolving loan	L + 5.75%	5/13/2025	—	(35)	(117)	—%
BCPE Nucleon (DE) SPV, LP(4)(7)(26)	First lien senior secured loan	L + 7.00%	9/24/2026	213,500	210,318	210,297	3.7%
BCTO BSI Buyer, Inc. (dba Buildertrend)(4)(7)(26)	First lien senior secured loan	L + 7.00%	12/23/2026	44,643	44,198	44,196	0.8%
BCTO BSI Buyer, Inc. (dba Buildertrend)(4)(19)(20)(26)	First lien senior secured revolving loan	L + 7.00%	12/23/2026	—	(53)	(54)	—%
Delta TopCo, Inc. (dba Infoblox, Inc.)(4)(8)(26)	Second lien senior secured loan	L + 7.25%	12/1/2028	15,000	14,927	14,925	0.3%
Forescout Technologies, Inc.(4)(7)(26)	First lien senior secured loan	L + 9.50% ( incl. 9.50% PIK)	8/17/2026	49,834	49,032	49,211	0.9%
Forescout Technologies, Inc.(4)(19)(20)(26)	First lien senior secured revolving loan	L + 8.50%	8/18/2025	—	(87)	(67)	—%
Genesis Acquisition Co. (dba Procare Software)(4)(7)(26)	First lien senior secured loan	L + 4.00%	7/31/2024	18,315	18,085	17,629	0.3%
Genesis Acquisition Co. (dba Procare Software)(4)(7)(26)	First lien senior secured revolving loan	L + 4.00%	7/31/2024	2,637	2,606	2,538	—%
Granicus, Inc.(4)(8)(26)	First lien senior secured loan	L + 7.00%	8/21/2026	41,756	40,760	42,173	0.7%
Granicus, Inc.(4)(19)(20)(26)	First lien senior secured revolving loan	L + 7.00%	8/21/2026	—	(62)	—	—%
H&F Opportunities LUX III S.À R.L (dba Checkmarx)(4)(8)(22)(26)	First lien senior secured loan	L + 7.75%	4/16/2026	42,250	41,100	42,144	0.7%
H&F Opportunities LUX III S.À R.L (dba Checkmarx)(4)(19)(20)(22)(26)	First lien senior secured revolving loan	L + 7.75%	4/16/2026	—	(429)	(41)	—%
Hyland Software, Inc.(4)(5)(26)	Second lien senior secured loan	L + 7.00%	7/7/2025	24,705	24,372	24,848	0.4%
IQN Holding Corp. (dba Beeline)(4)(7)(26)	First lien senior secured loan	L + 5.50%	8/20/2024	189,956	188,084	188,531	3.3%
IQN Holding Corp. (dba Beeline)(4)(19)(20)(26)	First lien senior secured revolving loan	L + 5.50%	8/21/2023	—	(179)	(170)	—%
Lightning Midco, LLC (dba Vector Solutions)(4)(8)(26)	First lien senior secured loan	L + 5.50%	11/21/2025	138,905	137,883	138,209	2.4%
Lightning Midco, LLC (dba Vector Solutions)(4)(8)(19)(26)	First lien senior secured revolving loan	L + 5.50%	11/21/2023	4,409	4,332	4,343	0.1%
Litera Bidco LLC(4)(5)(26)	First lien senior secured loan	L + 5.43%	5/29/2026	84,186	83,185	83,766	1.5%
Litera Bidco LLC(4)(19)(20)(26)	First lien senior secured revolving loan	L + 5.25%	5/30/2025	—	(56)	(29)	—%
MINDBODY, Inc.(4)(8)(26)	First lien senior secured loan	L + 8.50% (incl. 1.50% PIK)	2/14/2025	58,187	57,761	53,532	0.9%
MINDBODY, Inc.(4)(19)(20)(26)	First lien senior secured revolving loan	L + 7.00%	2/14/2025	—	(42)	(486)	—%
SURF HOLDINGS, LLC (dba Sophos Group plc)(4)(7)(22)(26)	Second lien senior secured loan	L + 8.00%	3/6/2028	40,385	39,458	39,981	0.7%
Trader Interactive, LLC (fka Dominion Web Solutions, LLC)(4)(7)(26)	First lien senior secured loan	L + 6.25%	6/17/2024	132,566	131,507	131,240	2.2%

Owl Rock Capital Corporation

Consolidated Schedule of Investments

As of December 31, 2020

(Amounts in thousands, except share amounts)

Company(1)(2)(17)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(3)(27)	Fair Value	Percentage of Net Assets
Trader Interactive, LLC (fka Dominion Web Solutions, LLC)(4)(5)(19)(26)	First lien senior secured revolving loan	L + 6.25%	6/15/2023	1,916	1,876	1,852	—%
				1,215,884	1,199,696	1,199,725	20.9%
Leisure and entertainment
Troon Golf, L.L.C.(4)(7)(18)(26)	First lien senior secured term loan A and B	L + 5.50% (TLA: L + 3.5%; TLB: L + 5.98%)	3/29/2025	219,112	216,856	218,564	3.7%
Troon Golf, L.L.C.(4)(19)(20)(26)	First lien senior secured revolving loan	L + 5.50%	3/29/2025	—	(99)	(36)	—%
				219,112	216,757	218,528	3.7%
Manufacturing
Gloves Buyer, Inc. (dba Protective Industrial Products)(4)(5)(26)	Second lien senior secured loan	L + 8.25%	12/29/2028	29,250	28,519	28,519	0.5%
Ideal Tridon Holdings, Inc.(4)(7)(26)	First lien senior secured loan	L + 5.75%	7/31/2024	53,310	52,757	52,111	0.9%
Ideal Tridon Holdings, Inc.(4)(5)(19)(26)	First lien senior secured revolving loan	L + 5.75%	7/31/2023	900	858	771	—%
MHE Intermediate Holdings, LLC(dba Material Handling Services)(4)(7)(26)	First lien senior secured loan	L + 5.00%	3/8/2024	23,726	23,571	23,014	0.4%
PHM Netherlands Midco B.V. (dba Loparex)(4)(7)(26)	First lien senior secured loan	L + 4.50%	7/31/2026	794	737	780	-%
PHM Netherlands Midco B.V. (dba Loparex)(4)(7)(26)	Second lien senior secured loan	L + 8.75%	8/2/2027	112,000	105,126	106,960	1.8%
Professional Plumbing Group, Inc.(4)(7)(26)	First lien senior secured loan	L + 6.75%	4/16/2024	51,681	51,210	49,873	0.9%
Professional Plumbing Group, Inc.(4)(7)(19)(26)	First lien senior secured revolving loan	L + 6.75%	4/16/2023	6,643	6,582	6,209	0.1%
Safety Products/JHC Acquisition Corp.(dba Justrite Safety Group)(4)(5)(26)	First lien senior secured loan	L + 4.50%	6/28/2026	13,345	13,237	12,110	0.2%
Safety Products/JHC Acquisition Corp.(dba Justrite Safety Group)(4)(5)(19)(21)(26)	First lien senior secured delayed draw term loan	L + 4.50%	6/28/2021	721	708	569	—%
Sonny's Enterprises LLC(4)(5)(26)	First lien senior secured loan	L + 7.00%	8/5/2026	226,625	222,327	223,225	3.9%
Sonny's Enterprises LLC(4)(19)(20)(26)	First lien senior secured revolving loan	L + 7.00%	8/5/2025	—	(330)	(270)	—%
				518,995	505,302	503,871	8.7%
Oil and gas
Black Mountain Sand Eagle Ford LLC(4)(7)(26)	First lien senior secured loan	L + 8.25%	8/17/2022	46,883	46,683	42,429	0.7%
Project Power Buyer, LLC (dba PEC-Veriforce)(4)(7)(26)	First lien senior secured loan	L + 6.25%	5/14/2026	45,553	45,039	45,097	0.8%
Project Power Buyer, LLC (dba PEC-Veriforce)(4)(19)(20)(26)	First lien senior secured revolving loan	L + 6.25%	5/14/2025	—	(29)	(32)	—%
Zenith Energy U.S. Logistics Holdings, LLC(4)(7)(26)	First lien senior secured loan	L + 6.50%	12/20/2024	95,365	93,991	94,410	1.6%
				187,801	185,684	181,904	3.1%
Professional services

Owl Rock Capital Corporation

Consolidated Schedule of Investments

As of December 31, 2020

(Amounts in thousands, except share amounts)

Company(1)(2)(17)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(3)(27)	Fair Value	Percentage of Net Assets
AmSpec Services Inc.(4)(7)(26)	First lien senior secured loan	L + 5.75%	7/2/2024	111,404	110,080	108,896	1.9%
AmSpec Services Inc.(4)(19)(20)(26)	First lien senior secured revolving loan	L + 4.75%	7/2/2024	—	(148)	(325)	—%
Cardinal US Holdings, Inc.(4)(7)(22)(26)	First lien senior secured loan	L + 5.00%	7/31/2023	89,273	86,998	88,827	1.5%
DMT Solutions Global Corporation(4)(7)(26)	First lien senior secured loan	L + 7.50%	7/2/2024	57,150	55,677	54,864	1.0%
GC Agile Holdings Limited (dba Apex Fund Services)(4)(7)(22)(26)	First lien senior secured loan	L + 7.00%	6/15/2025	158,862	156,717	156,081	2.7%
GC Agile Holdings Limited (dba Apex Fund Services)(4)(7)(19)(22)(26)	First lien senior secured revolving loan	L + 7.00%	6/15/2023	3,462	3,299	3,280	0.1%
Gerson Lehrman Group, Inc.(4)(7)(26)	First lien senior secured loan	L + 4.75%	12/12/2024	195,899	194,541	195,899	3.4%
Gerson Lehrman Group, Inc.(4)(19)(20)(26)	First lien senior secured revolving loan	L + 4.75%	12/12/2024	—	(142)	-	—%
				616,050	607,022	607,522	10.6%
Specialty retail
BIG Buyer, LLC(4)(8)(26)	First lien senior secured loan	L + 6.50%	11/20/2023	49,952	49,240	48,954	0.9%
BIG Buyer, LLC(4)(19)(20)(21)(26)	First lien senior secured delayed draw term loan	L + 6.50%	2/28/2021	-	(72)	(14)	—%
BIG Buyer, LLC(4)(5)(19)(26)	First lien senior secured revolving loan	L + 6.50%	11/20/2023	1,750	1,681	1,675	—%
EW Holdco, LLC (dba European Wax)(4)(5)(26)	First lien senior secured loan	L + 5.50%	9/25/2024	71,297	70,818	67,732	1.2%
Galls, LLC(4)(7)(26)	First lien senior secured loan	L + 6.75% (incl. 0.50% PIK)	1/31/2025	105,272	104,288	101,061	1.8%
Galls, LLC(4)(7)(19)(26)	First lien senior secured revolving loan	L + 6.75% (incl. 0.50% PIK)	1/31/2024	9,916	9,741	9,072	0.2%
				238,187	235,696	228,480	4.1%
Telecommunications
DB Datacenter Holdings Inc.(4)(5)(26)	Second lien senior secured loan	L + 8.00%	4/3/2025	47,409	46,920	47,172	0.8%
Park Place Technologies, LLC(4)(5)(26)	First lien senior secured loan	L + 5.00%	11/10/2027	9,000	8,646	8,640	0.2%
				56,409	55,566	55,812	1.0%
Transportation
Lazer Spot G B Holdings, Inc.(4)(7)(26)	First lien senior secured loan	L + 5.75%	12/9/2025	145,530	143,377	144,439	2.5%
Lazer Spot G B Holdings, Inc.(4)(19)(20)(26)	First lien senior secured revolving loan	L + 5.75%	12/9/2025	-	(381)	(201)	—%
Lytx, Inc.(4)(5)(26)	First lien senior secured loan	L + 6.00%	2/28/2026	53,614	52,804	52,675	0.9%
Lytx, Inc.(4)(5)(19)(21)(26)	First lien senior secured delayed draw term loan	L + 6.00%	2/28/2022	4,662	4,524	4,334	0.1%
Motus, LLC and Runzheimer International LLC(4)(7)(15)(26)	First lien senior secured loan	L + 6.36%	1/17/2024	59,282	58,430	59,282	1.0%
				263,088	258,754	260,529	4.5%

Owl Rock Capital Corporation

Consolidated Schedule of Investments

As of December 31, 2020

(Amounts in thousands, except share amounts)

Company(1)(2)(17)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(3)(27)	Fair Value	Percentage of Net Assets
Total non-controlled/non-affiliated portfolio company debt investments				10,704,167	10,523,700	10,413,497	181.3%

Equity Investments
Business Services
Hercules Buyer, LLC (dba The Vincit Group)(26)(28)(32)	Common Units	N/A	N/A	2,190,000	2,190	2,190	—%
					2,190	2,190	—%
Food and beverage
CM7 Restaurant Holdings, LLC(26)(28)	LLC Interest	N/A	N/A	340	340	340	—%
H-Food Holdings, LLC(26)(28)	LLC Interest	N/A	N/A	10,875	10,875	11,159	0.2%
					11,215	11,499	0.2%
Healthcare equipment and services							%
KPCI Holdings, LP(26)(28)	LP Interest	N/A	N/A	25,285	25,285	25,285	0.4%
					25,285	25,285	0.4%
Healthcare providers and services							%
Restore OMH Intermediate Holdings, Inc.(26)(28)	Senior Preferred Stock	N/A	N/A	2,284	22,163	22,157	0.4%
					22,163	22,157	0.4%
Insurance							%
Norvax, LLC (dba GoHealth)(24)(26)(28)	Common Stock	N/A	N/A	1,439,481	7,315	19,275	0.3%
					7,315	19,275	0.3%
Manufacturing							%
Gloves Holdings, LP (dba Protective Industrial Products)(26)(28)	LP Interest	N/A	N/A	3,250	3,250	3,250	0.1%
Windows Entities(22)(26)(28)(30)	LLC Units	N/A	N/A	31,822	58,495	72,538	1.3%
					61,745	75,788	1.4%
Total non-controlled/non-affiliated portfolio company equity investments					129,913	156,194	2.7%
Total non-controlled/non-affiliated portfolio company investments					10,653,613	10,569,691	184.0%

Controlled/affiliated portfolio company investments
Debt Investments
Advertising and media							%
Swipe Acquisition Corporation (dba PLI)(4)(7)(23)(26)	First lien senior secured loan	L + 8.00%	6/29/2024	50,045	49,050	49,044	0.9%
Swipe Acquisition Corporation (dba PLI)(4)(7)(19)(21)(23)(26)	First lien senior secured delayed draw term loan	L + 8.00%	12/31/2021	2,669	2,669	2,246	—%
Swipe Acquisition Corporation (dba PLI)(4)(19)(23)(26)	Letter of Credit	L + 8.00%	6/29/2024	-	4	-	—%
				52,714	51,723	51,290	0.9%
Total controlled/affiliated portfolio company debt investments				52,714	51,723	51,290	0.9%

Equity Investments
Advertising and media

Owl Rock Capital Corporation

Consolidated Schedule of Investments

As of December 31, 2020

(Amounts in thousands, except share amounts)

Company(1)(2)(17)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(3)(27)	Fair Value	Percentage of Net Assets
New PLI Holdings, LLC(23)(26)(28)	Class A Common Units	N/A	N/A	86,745	48,007	48,007	0.8%
					48,007	48,007	0.8%
Financial services
Wingspire Capital Holdings LLC(19)(23)(25)(28)	LLC Interest	N/A	N/A	67,538	67,538	67,538	1.2%
					67,538	67,538	1.2%
Investment funds and vehicles
Sebago Lake LLC(16)(22)(23)(25)(28)	LLC Interest	N/A	N/A	107,837	107,837	105,546	1.8%
					107,837	105,546	1.8%
Total controlled/affiliated portfolio company equity investments					223,382	221,091	3.8%
Total controlled/affiliated portfolio company investments					$275,105	$272,381	4.7%
Total Investments					$10,928,718	$10,842,072	188.7%

	Interest Rate Swaps as of December 31, 2020
	Company Receives	Company Pays	Maturity Date	Notional Amount	Hedged Instrument	Footnote Reference
Interest rate swap	4.75%	L + 2.545%	12/21/2021	$150,000	2023 Notes	Note 6
Interest rate swap	5.25%	L + 2.937%	4/10/2024	400,000	2024 Notes	Note 6
Total				$550,000

________________

(1)	Certain portfolio company investments are subject to contractual restrictions on sales.
(2)	Unless otherwise indicated, all investments are considered Level 3 investments.
(3)	The amortized cost represents the original cost adjusted for the amortization of discounts and premiums, as applicable, on debt investments using the effective interest method.
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

(5)	The interest rate on these loans is subject to 1 month LIBOR, which as of December 31, 2020 was 0.14%.
(6)	The interest rate on these loans is subject to 2 month LIBOR, which as of December 31, 2020 was 0.19%.
(7)	The interest rate on these loans is subject to 3 month LIBOR, which as of December 31, 2020 was 0.24%.
(8)	The interest rate on these loans is subject to 6 month LIBOR, which as of December 31, 2020 was 0.26%.
(9)	The interest rate on these loans is subject to 12 month LIBOR, which as of December 31, 2020 was 0.34%.
(10)	The interest rate on this loan is subject to 6 month Canadian Dollar Offered Rate (“CDOR” or “C”), which as of December 31, 2020 was 0.62.
(11)	The interest rate on these loans is subject to Prime, which as of December 31, 2020 was 3.25%.
(12)	The interest rate on this loan is subject to 3 month EURIBOR, which as of December 31, 2020 was (0.55)%.
(13)	The interest rate on this loan is subject to 6 month EURIBOR, which as of December 31, 2020 was (0.53)%.
(14)	The interest rate on this loan is subject to 6 month GBPLIBOR, which as of December 31, 2020 was 0.03%.
(15)

The Company may be entitled to receive additional interest as a result of an arrangement with other lenders in the syndication. In exchange for the higher interest rate, the “last-out” portion is at a greater risk of loss.

(16)	Investment measured at NAV.
(17)

Unless otherwise indicated, the Company’s portfolio companies are pledged as collateral supporting the amounts outstanding under the Revolving Credit Facility, SPV Asset Facilities and CLOs. See Note 6 “Debt”.

(18)

The first lien term loan is comprised of two components: Term Loan A and Term Loan B. The Company’s Term Loan A and Term Loan B principal amounts are $42.4 million and $176.7 million, respectively. Both Term Loan A and Term Loan B have the same maturity date. Interest disclosed reflects the blended rate of the first lien term loan. The Term Loan A represents a ‘first out’ tranche and the Term Loan B represents a ‘last out’ tranche. The ‘first out’ tranche has priority as to the ‘last out’ tranche with respect to payments of principal, interest and any amounts due thereunder.

Owl Rock Capital Corporation

Consolidated Schedule of Investments

As of December 31, 2020

(Amounts in thousands, except share amounts)

(19)	Position or portion thereof is an unfunded loan commitment. See Note 7 “Commitments and Contingencies”.
(20)

The negative cost is the result of the capitalized discount being greater than the principal amount outstanding on the loan. The negative fair value is the result of the capitalized discount on the loan.

(21)	The date disclosed represents the commitment period of the unfunded term loan. Upon expiration of the commitment period, the funded portion of the term loan may be subject to a longer maturity date.
(22)

This portfolio company is not a qualifying asset under Section 55(a) of the 1940 Act. Under the 1940 Act, the Company may not acquire any non-qualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of total assets. As of December 31, 2020, non-qualifying assets represented 6.8% of total assets as calculated in accordance with the regulatory requirements.

(23)

As defined in the 1940 Act, the Company is deemed to be both an “Affiliated Person” and has “Control” of this portfolio company as the Company owns more than 25% of the portfolio company’s outstanding voting securities or has the power to exercise control over management or policies of such portfolio company (including through a management agreement). The Company’s investment in affiliates for the year ended December 31, 2020, were as follows:

($ in thousands)	Fair value as of December 31, 2019	Gross Additions	Gross Reductions	Change in Unrealized Gains (Losses)	Fair value as of December 31, 2020	Interest Income	Dividend Income	Other Income
Controlled Affiliates
Sebago Lake LLC	$88,077	$18,950	$—	$(1,480)	$105,546	$—	$9,063	$—
Swipe Acquisition Corporation (dba PLI)	—	99,730	—	(433)	99,297	327	—	35
Wingspire Capital Holdings LLC	1,448	166,090	(100,000)	—	67,538	—	—	—
Total Controlled Affiliates	$89,525	$284,770	$(100,000)	$(1,913)	$272,381	$327	$9,063	$35
(24)	Level 2 investment.
(25)	Investment is not pledged as collateral for the credit facilities.
(26)

Represents co-investment made with the Company’s affiliates in accordance with the terms of the exemptive relief that the Company received from the U.S. Securities and Exchange Commission. See Note 3 “Agreements and Related Party Transactions.”

(27)

As of December 31, 2020, the net estimated unrealized loss for U.S. federal income tax purposes was $0.2 billion based on a tax cost basis of $11.0 billion. As of December 31, 2020, the estimated aggregate gross unrealized loss for U.S. federal income tax purposes was $0.3 billion and the estimated aggregate gross unrealized gain for U.S. federal income tax purposes was $0.1 billion.

(28)

Securities acquired in transactions exempt from registration under the Securities Act and may be deemed to be “restricted securities” under the Securities Act. As of December 31, 2020, the aggregate fair value of these securities is $377.3 million or 6.5% of the Company’s net assets. The acquisition dates of the restricted securities are as follows:

Portfolio Company	Investment	Acquisition Date
CM7 Restaurant Holdings, LLC	LLC Interest	May 21, 2018
Gloves Holdings, LP	LP Interest	December 29, 2020
Hercules Buyer, LLC	Common Units	December 15, 2020
H-Food Holdings, LLC	LLC Interest	November 23, 2018
KPCI Holdings, LP	LP Interest	November 30, 2020
New PLI Holdings, LLC	Class A Common Units	December 23, 2020
Norvax, LLC (dba GoHealth)	Common Stock	March 23, 2020
Restore OMH Intermediate Holdings, Inc.	Senior Preferred Stock	December 9, 2020
Sebago Lake LLC*	LLC Interest	June 20, 2017
Windows Entities	LLC Units	January 16 2020
Wingspire Capital Holdings LLC**	LLC Interest	September 24, 2019

* Refer to Note 4 “Investments – Sebago Lake LLC,” for further information.

** Refer to Note 3 “Agreements and Related Party Transactions – Controlled/Affiliated Portfolio Companies”.

(29)	Loan contains a fixed-rate structure.
(30)

Investment represents multiple underlying investments, including Midwest Custom Windows, LLC, Greater Toronto Custom Windows, Corp., Garden State Custom Windows, LLC, Long Island Custom Windows, LLC, Jemico, LLC and Atlanta Custom Windows, LLC. Greater Toronto Custom Windows, Corp. is considered a non-qualifying asset, with a fair value of $5.5 million as of December 31, 2020.

(31)	Loan was on non-accrual status as of December 31, 2020.
(32)	We invest in this portfolio company through underlying blocker entities Hercules Blocker 1 LLC, Hercules Blocker 2 LLC, Hercules Blocker 3 LLC, Hercules Blocker 4 LLC, and Hercules Blocker 5 LLC.

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

Owl Rock Capital Corporation

Consolidated Schedule of Investments

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

Owl Rock Capital Corporation

Consolidated Schedule of Investments

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

Owl Rock Capital Corporation

Consolidated Schedule of Investments

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

Owl Rock Capital Corporation

Consolidated Schedule of Investments

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

Owl Rock Capital Corporation

Consolidated Schedule of Investments

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

Owl Rock Capital Corporation

Consolidated Schedule of Investments

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

Owl Rock Capital Corporation

Consolidated Schedule of Investments

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

Owl Rock Capital Corporation

Consolidated Schedule of Investments

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

Consolidated Schedule of Investments

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
(13)

The first lien term loan is comprised of two components: Term Loan A and Term Loan B. The Company’s Term Loan A and Term Loan B principal amounts are $34.4 million and $143.3 million, respectively. Both Term Loan A and Term Loan B have the same maturity date. Interest disclosed reflects the blended rate of the first lien term loan. The Term Loan A represents a ‘first out’ tranche and the Term Loan B represents a ‘last out’ tranche. The ‘first out’ tranche has priority as to the ‘last out’ tranche with respect to payments of principal, interest and any amounts due thereunder.

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

Owl Rock Capital Corporation

Consolidated Schedule of Investments

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

Owl Rock Capital Corporation

Consolidated Statements of Changes in Net Assets

(Amounts in thousands)

	For the Years Ended December 31,
	2020	2019	2018
Increase (Decrease) in Net Assets Resulting from Operations
Net investment income (loss)	$517,456	$498,906	$245,522
Net change in unrealized gain (loss)	(76,004)	(3,752)	(43,646)
Net realized gain (loss)	(53,712)	2,847	367
Net Increase (Decrease) in Net Assets Resulting from Operations	387,740	498,001	202,243
Distributions
Distributions declared from earnings(1)	(605,958)	(473,769)	(232,083)
Net Decrease in Net Assets Resulting from Shareholders' Distributions	(605,958)	(473,769)	(232,083)
Capital Share Transactions
Issuance of common shares, net of offering and underwriting costs	—	2,494,439	1,724,864
Repurchase of common shares	(150,250)	—	—
Reinvestment of distributions	137,619	193,767	97,242
Net Increase in Net Assets Resulting from Capital Share Transactions	(12,631)	2,688,206	1,822,106
Total Increase (Decrease) in Net Assets	(230,849)	2,712,438	1,792,266
Net Assets, at beginning of period	5,977,283	3,264,845	1,472,579
Net Assets, at end of period	$5,746,434	$5,977,283	$3,264,845

________________

(1)	For the years ended December 31, 2020, 2019 and 2018, distributions declared from earnings were derived from net investment income and capital gains.

The accompanying notes are an integral part of these consolidated financial statements.

Owl Rock Capital Corporation

Consolidated Statements of Cash Flows

(Amounts in thousands)

	For the Years Ended December 31,
	2020	2019	2018
Cash Flows from Operating Activities
Net Increase (Decrease) in Net Assets Resulting from Operations	$387,740	$498,001	$202,243
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash used in operating activities:
Purchases of investments, net	(3,855,603)	(4,470,540)	(4,722,938)
Proceeds from investments and investment repayments, net	1,790,500	1,505,214	1,311,832
Net amortization of discount on investments	(50,498)	(34,236)	(23,798)
Payment-in-kind interest	(35,645)	(16,096)	(3,393)
Net change in unrealized (gain) loss on investments	76,952	3,530	43,513
Net change in unrealized (gains) losses on translation of assets and liabilities in foreign currencies	(4,301)	222	133
Net realized (gain) loss on investments	51,376	(2,633)	(234)
Net realized (gain) loss on foreign currency transactions relating to investments	8	868	—
Amortization of debt issuance costs	17,178	12,152	5,333
Amortization of offering costs	24	—	1,408
Changes in operating assets and liabilities:
(Increase) decrease in receivable for investments sold	2,934	(9,250)	19,900
(Increase) decrease in interest receivable	524	(27,952)	(20,696)
(Increase) decrease in receivable from a controlled affiliate	128	5,625	(4,597)
(Increase) decrease in prepaid expenses and other assets	(20,751)	(16,748)	(1,124)
Increase (decrease) in management fee payable	19,680	2,207	2,897
Increase (decrease) in incentive fee payable	19,070	—	—
Increase (decrease) in payables to affiliate	752	2,928	517
Increase (decrease) in payables for investments purchased	—	(3,180)	3,180
Increase (decrease) in fair value of interest rate swap attributed to unsecured notes	16,860	14,031	—
Increase (decrease) in accrued expenses and other liabilities	22,755	8,774	13,954
Net cash used in operating activities	(1,560,317)	(2,527,083)	(3,171,870)
Cash Flows from Financing Activities
Borrowings on debt	5,404,027	4,755,376	3,847,915
Payments on debt	(3,135,250)	(4,277,422)	(2,187,700)
Debt issuance costs	(63,961)	(34,119)	(15,101)
Proceeds from issuance of common shares (net of underwriting costs)	—	2,495,850	1,724,864
Repurchase of common stock	(150,250)	—	—
Offering costs paid	—	(1,939)	(541)
Cash distributions paid to shareholders	(453,497)	(221,107)	(90,035)
Net cash provided by financing activities	1,601,069	2,716,639	3,279,402
Net increase (decrease) in cash and restricted cash (restricted cash of $1,254, $1,574 and $3,375, respectively)	40,752	189,556	107,532
Cash and restricted cash, beginning of period (restricted cash of $7,587, 6,013 and $2,638, respectively)	317,159	127,603	20,071
Cash and restricted cash, end of period (restricted cash of $8,841, $7,587 and $6,013, respectively)	$357,911	$317,159	$127,603

Owl Rock Capital Corporation

Consolidated Statements of Cash Flows – Continued

(Amounts in thousands)

	For the Years Ended December 31,
	2020	2019	2018
Supplemental and Non-Cash Information
Interest paid during the period	$113,099	$110,780	$59,597
Distributions declared during the period	$605,958	$473,769	$232,083
Reinvestment of distributions during the period	$137,619	$193,767	$97,242
Distributions Payable	$152,087	$137,245	$78,350
Receivable for investments sold	$6,316	$9,250	$—
Taxes, including excise tax, paid during the period	$1,990	$1,100	$210

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

Certain of the Company’s consolidated subsidiaries are subject to U.S. federal and state corporate-level income taxes.

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

On December 23, 2020, Owl Rock Capital Group, LLC (“Owl Rock Capital Group”), the parent of the Adviser (and a subsidiary of Owl Rock Capital Partners), and Dyal Capital Partners (“Dyal”) announced they are merging to form Blue Owl Capital Inc. (“Blue Owl”).  Blue Owl will enter the public market via its acquisition by Altimar Acquisition Corporation (NYSE:ATAC) (“Altimar”), a special purpose acquisition company (the “Transaction”). If the Transaction is consummated, there will be no changes to the Company’s investment strategy or the Adviser’s investment team or investment process with respect to the Company; however, the Transaction will result in a change in control of the Adviser, which will be deemed an assignment of the Investment Advisory Agreement in accordance with the 1940 Act. As a result, the Board, after considering the Transaction and subsequent change in control, has determined that upon consummation of the Transaction and subject to the approval of the Company’s shareholders at a special meeting expected to be held on March 17, 2021, the Company should enter into a third amended and restated investment advisory agreement with the Adviser on terms that are identical to the Investment Advisory Agreement. The Board also determined that upon consummation of the Transaction, the Company should enter into an amended and restated administration agreement with the Adviser on terms that are identical to the Administration Agreement. See “Item 1. Business – The Adviser and Administrator – Owl Rock Capital Advisors LLC.”

On July 22, 2019, the Company closed its initial public offering (“IPO”), issuing 10 million shares of its common stock at a public offering price of $15.30 per share, and on August 2, 2019, the underwriters exercised their option to purchase an additional 1.5 million shares of common stock at a purchase price of $15.30 per share.  Net of underwriting fees and offering costs, the Company received total cash proceeds of $164.0 million. The Company’s common stock began trading on the New York Stock Exchange (“NYSE”) under the symbol “ORCC” on July 18, 2019.

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

Use of Estimates

Owl Rock Capital Corporation

Notes To Consolidated Financial Statements – Continued

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

Investments at Fair Value

Investment transactions are recorded on the trade date. Realized gains or losses are measured by the difference between the net proceeds received and the amortized cost basis of the investment using the specific identification method without regard to unrealized gains or losses previously recognized, and include investments charged off during the period, net of recoveries. The net change in unrealized gains or losses primarily reflects the change in investment values, including the reversal of previously recorded unrealized gains or losses with respect to investments realized during the period.Investments for which market quotations are readily available are typically valued at the bid price of those market quotations. To validate market quotations, the Company utilizes a number of factors to determine if the quotations are representative of fair value, including the source and number of the quotations. Debt and equity securities that are not publicly traded or whose market prices are not readily available, as is the case for substantially all of the Company’s investments, are valued at fair value as determined in good faith by the Board, based on, among other things, the input of the Adviser, the Company’s audit committee and independent third-party valuation firm(s) engaged at the direction of the Board.

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

Notes To Consolidated Financial Statements – Continued

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

Rule 2a-5 under the 1940 Act was recently adopted by the SEC and establishes requirements for determining fair value in good faith for purposes of the 1940 Act. The Company is evaluating the impact of adopting Rule 2a-5 on the consolidated financial statements and intends to comply with the new rule’s requirements on or before the compliance date in September 2022.

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

Owl Rock Capital Corporation

Notes To Consolidated Financial Statements – Continued

Interest and Dividend Income Recognition

Interest income is recorded on the accrual basis and includes amortization of discounts or premiums. Certain investments may have contractual payment-in-kind (“PIK”) interest or dividends. PIK interest represents accrued interest that is added to the principal amount of the investment on the respective interest payment dates rather than being paid in cash and generally becomes due at maturity. For the years ended December 31, 2020, 2019 and 2018, PIK interest earned was less than 5% of investment income. Discounts to par value on securities purchased are amortized into interest income over the contractual life of the respective security using the effective yield method. Premiums to par value on securities purchased are amortized to first call date. The amortized cost of investments represents the original cost adjusted for the amortization of discounts or premiums, if any. Upon prepayment of a loan or debt security, any prepayment premiums, unamortized upfront loan origination fees and unamortized discounts are recorded as interest income in the current period.

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

Owl Rock Capital Corporation

Notes To Consolidated Financial Statements – Continued

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

Certain of the Company’s consolidated subsidiaries are subject to U.S. federal and state corporate-level income taxes.

The Company evaluates tax positions taken or expected to be taken in the course of preparing its consolidated financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions not deemed to meet the “more-likely-than-not” threshold are reserved and recorded as a tax benefit or expense in the current year. All penalties and interest associated with income taxes are included in income tax expense. Conclusions regarding tax positions are subject to review and may be adjusted at a later date based on factors including, but not limited to, on-going analyses of tax laws, regulations and interpretations thereof. There were no material uncertain tax positions for the years ended December 31, 2020 and 2019. The 2017 through 2019 tax years remain subject to examination by U.S. federal, state and local tax authorities.

Distributions to Common Shareholders

Distributions to common shareholders are recorded on the record date. The amount to be distributed is determined by the Board and is generally based upon the earnings estimated by the Adviser. Net realized long-term capital gains, if any, would generally be distributed at least annually, although the Company may decide to retain such capital gains for investment.

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

Consolidation

As provided under Regulation S-X and ASC Topic 946 – Financial Services – Investment Companies, the Company will generally not consolidate its investment in a company other than a wholly-owned investment company or controlled operating company whose business consists of providing services to the Company. Accordingly, the Company consolidated the accounts of the Company’s wholly-owned subsidiaries that meet the aforementioned criteria in its consolidated financial statements.  All significant intercompany balances and transactions have been eliminated in consolidation.

The Company does not consolidate its equity interest in Sebago Lake LLC (“Sebago Lake”) or Wingspire Capital Holdings LLC (“Wingspire”).  For further description of the Company’s investment in Sebago Lake, see Note 4 “Investments”. For further description of the Company’s investment in Wingspire, see Note 3 “Agreements and Related Party Transactions – Controlled/Affiliated Portfolio Companies”.

New Accounting Pronouncements

In March 2020, the FASB issued ASU No. 2020-04, Revenue Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. The updated guidance provides optional expedients and exceptions for applying GAAP to contract modifications, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The amendments in this update are elective and effective upon issuance through December 31, 2022. ASU No. 2020-04 provides increased flexibility as the Company continues to evaluate the transition of reference rates and is currently evaluating the impact of adopting ASU No. 2020-04 on the consolidated financial statements.

Owl Rock Capital Corporation

Notes To Consolidated Financial Statements – Continued

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

On January 12, 2021, the Board approved the continuation of the Administration Agreement. Unless earlier terminated as described below, the Administration Agreement will remain in effect from year to year if approved annually by (1) the vote of the Board, or by the vote of a majority of its outstanding voting securities, and (2) the vote of a majority of the Company’s directors who are not “interested persons” of the Company, of the Adviser or of any of their respective affiliates, as defined in the 1940 Act. The Administration Agreement may be terminated at any time, without the payment of any penalty, on 60 days’ written notice, by the vote of a majority of the outstanding voting securities of the Company, or by the vote of the Board or by the Adviser.

On December 23, 2020, Owl Rock Capital Group, the parent of the Adviser (and a subsidiary of Owl Rock Capital Partners), and Dyal announced they are merging to form Blue Owl.  Blue Owl will enter the public market via its acquisition by Altimar, a special purpose acquisition company sponsored by an affiliate of HPS Investment Partners, LLC. The Board has determined that upon consummation of the Transaction, the Company should enter into an amended and restated administration agreement with the Adviser on terms that are identical to the Administration Agreement.
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

For the years ended December 31, 2020, 2019 and 2018, the Company incurred expenses of approximately $6.1 million, $6.7 million and $3.7 million, respectively, for costs and expenses reimbursable to the Adviser under the terms of the Administration Agreement.

Investment Advisory Agreement

On March 1, 2016, the Company entered into the Original Investment Advisory Agreement with the Adviser. On February 27, 2019, the Board determined to amend and restate the Original Investment Advisory Agreement (the “First Amended and Restated Investment Advisory Agreement”) to reduce the fees that the Company will pay the Adviser following the listing of the Company’s common stock on a national securities exchange, which occurred on July 18, 2019 (the “Listing Date”). On March 31, 2020, the Board determined to amend and restate the First Amendment and Restated Investment Advisory Agreement to reduce the management fee payable to the Adviser when the Company’s asset coverage ratio, calculated in accordance with Section 18 and 61 of the 1940 Act is below 200% (as amended and restated, the “Investment Advisory Agreement”). On January 12, 2021, the Board approved the continuation of the Investment Advisory Agreement, and subject to the consummation of the Transaction, the third amended and restated investment advisory agreement.

Under the terms of the Investment Advisory Agreement, the Adviser is responsible for managing the Company’s business and activities, including sourcing investment opportunities, conducting research, performing diligence on potential investments, structuring its investments, and monitoring its portfolio companies on an ongoing basis through a team of investment professionals.

Owl Rock Capital Corporation

Notes To Consolidated Financial Statements – Continued

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

On December 23, 2020, Owl Rock Capital Group, the parent of the Adviser (and a subsidiary of Owl Rock Capital Partners), and Dyal announced they are merging to form Blue Owl.  Blue Owl will enter the public market via its acquisition by Altimar, a special purpose acquisition company sponsored by an affiliate of HPS Investment Partners, LLC. The Transaction, if consummated, will result in a change in control of the Adviser, which will be deemed an assignment of the Investment Advisory Agreement in accordance with the 1940 Act. As a result, the Board, after considering the Transaction and subsequent change in control, has determined that upon consummation of the Transaction and subject to the approval of the Company’s shareholders at a special meeting expected to be held on March 17, 2021, the Company should enter into a third amended and restated investment advisory agreement with the Adviser on terms that are identical to the Investment Advisory Agreement.

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

For the years ended December 31, 2020 and 2019, management fees, net of  $56.1 million and $28.3 million in management fee waivers, respectively, were $88.4 million and $61.7 million, respectively. For the year ended December 31, 2018, management fees were $52.1 million.

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

Owl Rock Capital Corporation

Notes To Consolidated Financial Statements – Continued

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

For the year ended December 31, 2020, the Company incurred $19.1 million of performance based incentive fees based on net investment income, net of $74.8 million fee waiver. For the year ended December 31, 2019, due to the fee waiver of $45.1 million, the Company did not incur any performance based incentive fees on net investment income. There was no performance based incentive fees on net investment income for the year ended and December 31, 2018.

For the years ended December 31, 2020, 2019 and 2018, the Company did not accrue capital gains based incentive fees (net of waivers).

Any portion of the management fee, incentive fee on net investment income and capital gains based incentive fee waived shall not be subject to recoupment.

Affiliated Transactions

The Company may be prohibited under the 1940 Act from participating in certain transactions with its affiliates without prior approval of the directors who are not interested persons, and in some cases, the prior approval of the SEC.  The Company, the Adviser and certain of their affiliates have been granted exemptive relief by the SEC for the Company to co-invest with other funds managed by the Adviser or its affiliates in a manner consistent with the Company’s investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors. Pursuant to such exemptive relief, the Company generally is permitted to co-invest with certain of its affiliates if a “required majority” (as defined in Section 57(o) of the 1940 Act) of the Board make certain conclusions in connection with a co-investment transaction, including that (1) the terms of the transaction, including the consideration to be paid, are reasonable and fair to the Company and its shareholders and do not involve overreaching of the Company or its shareholders on the part of any person concerned, (2) the transaction is consistent with the interests of the Company’s shareholders and is consistent with its investment objective and strategies, and (3) the investment by its affiliates would not disadvantage the Company, and the Company’s participation would not be on a basis different from or less advantageous than that on which its affiliates are investing. In addition, pursuant to an exemptive order issued by the SEC on April 8, 2020 and applicable to all BDCs, through December 31, 2020, the Company was permitted, subject to the satisfaction of certain conditions, to complete follow-on investments in its existing portfolio companies with certain private funds managed by the Adviser or its affiliates and covered by the Company’s exemptive relief, even if such private funds had not previously invested in such existing portfolio company. Without this order, private funds would generally not be able to participate in such follow-on investments with the Company unless the private funds had previously acquired securities of the portfolio company in a co-investment transaction with the Company. Although the conditional exemptive order has expired, the SEC’s Division of Investment  Management has indicated that until March 31, 2021, it will not recommend enforcement action, to the extent that any BDC with an existing coinvestment order continues to engage in certain transactions described in the conditional exemptive order, pursuant to the same terms and conditions described therein. The Adviser is under common control with Owl Rock Technology Advisors LLC (“ORTA”), Owl Rock Capital Private Fund Advisors LLC (“ORPFA”) and Owl Rock Diversified Advisors LLC (“ORDA”), which are also investment advisers and indirect subsidiaries of Owl Rock Capital Partners. The Adviser, ORTA, ORPFA and ORDA are referred to as the “Owl Rock Advisers” and together with Owl Rock Capital Partners are referred to, collectively, as “Owl Rock.” Owl Rock Advisers’ allocation policy seeks to ensure equitable allocation of investment opportunities over time between the Company, Owl Rock Capital Corporation II, a BDC advised by the Adviser, Owl Rock Technology Finance Corp., a BDC advised by ORTA, Owl Rock Capital Corporation III, a BDC advised by

Owl Rock Capital Corporation

Notes To Consolidated Financial Statements – Continued

ORDA, Owl Rock Core Income Corp., a BDC advised by the Adviser and other funds managed by the Adviser or its affiliates (collectively, the "Owl Rock Clients"). As a result of exemptive relief, there could be significant overlap in the Company’s investment portfolio and the investment portfolio of the Owl Rock Clients and/or other funds established by the Adviser or its affiliates that could avail themselves of the exemptive relief.

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

The Company has made investments in three controlled/affiliated companies, including Sebago Lake, Wingspire and Swipe Acquisition Corporation. We became the controlling shareholder in Swipe Acquisition Corporation following its debt restructuring. For further description of Sebago Lake, see “Note 4. Investments”. Wingspire conducts its business through an indirectly owned subsidiary, Wingspire Capital LLC. Wingspire is an independent diversified direct lender focused on providing asset-based commercial finance loans and related senior secured loans to U.S.-based middle market borrowers. Wingspire offers a wide variety of asset-based financing solutions to businesses in an array of industries, including revolving credit facilities, machinery and equipment term loans, real estate term loans, first-in/last-out tranches, cash flow term loans, and opportunistic / bridge financings. The addition of Wingspire to the portfolio allows ORCC to participate in an asset class that offers differentiated yield with full collateral packages and covenants. Wingspire is led by a seasoned team of commercial finance veterans. The Company committed $50 million to Wingspire on September 24, 2019, and subsequently increased its commitment to $100 million on March 25, 2020 and again to $150 million on July 31, 2020. The Company does not consolidate its equity interest in Wingspire.

Note 4. Investments

The information in the tables below is presented on an aggregate portfolio basis, without regard to whether they are non-controlled non-affiliated, non-controlled affiliated or controlled affiliated investments.

Investments at fair value and amortized cost consisted of the following as of December 31, 2020 and December 31, 2019:

	December 31, 2020		December 31, 2019
($ in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
First-lien senior secured debt investments	$8,483,799	$8,404,754	$7,136,866	$7,113,356
Second-lien senior secured debt investments	2,035,151	2,000,471	1,590,439	1,584,917
Unsecured debt investments	56,473	59,562	—	—
Equity investments(1)	245,458	271,739	12,663	12,875
Investment funds and vehicles(2)	107,837	105,546	88,888	88,077
Total Investments	$10,928,718	$10,842,072	$8,828,856	$8,799,225

________________

(1)	Includes equity investment in Wingspire.
(2)	Includes equity investment in Sebago Lake. See below, within Note 4, for more information regarding Sebago Lake.

Owl Rock Capital Corporation

Notes To Consolidated Financial Statements – Continued

The industry composition of investments based on fair value as of December 31, 2020 and December 31, 2019 was as follows:

	December 31, 2020	December 31, 2019
Advertising and media	1.0%	2.6%
Aerospace and defense	2.7	3.3
Automotive	1.6	1.7
Buildings and real estate	5.6	6.6
Business services	5.7	5.4
Chemicals	2.2	2.6
Consumer products	2.3	2.7
Containers and packaging	2.0	2.1
Distribution	6.3	8.6
Education	2.6	3.5
Energy equipment and services	0.1	0.2
Financial services (1)	2.9	1.6
Food and beverage	8.7	7.2
Healthcare equipment and services	3.7	8.3
Healthcare providers and services	5.2	—
Healthcare technology	3.6	3.4
Household products	1.4	1.5
Human resource support services (3)	0.0	—
Infrastructure and environmental services	1.8	2.7
Insurance	8.9	5.7
Internet software and services	11.1	8.1
Investment funds and vehicles (2)	1.0	1.0
Leisure and entertainment	2.0	2.0
Manufacturing	5.3	2.9
Oil and gas	1.7	2.3
Professional services	5.6	8.1
Specialty retail	2.1	2.7
Telecommunications	0.5	0.5
Transportation	2.4	2.7
Total	100.0%	100.0%

________________

(1)	Includes equity investment in Wingspire.
(2)	Includes equity investment in Sebago Lake. See below, within Note 4, for more information regarding Sebago Lake.
(3)	Rounds to less than 0.1%.

The geographic composition of investments based on fair value as of December 31, 2020 and December 31, 2019 was as follows:

	December 31, 2020	December 31, 2019
United States:
Midwest	18.2%	19.5%
Northeast	16.7	18.7
South	42.3	42.8
West	17.2	15.3
Belgium	0.8	1.0
Canada	1.0	0.9
Israel	0.4	—
United Kingdom	3.4	1.8
Total	100.0%	100.0%

Sebago Lake LLC

Owl Rock Capital Corporation

Notes To Consolidated Financial Statements – Continued

Sebago Lake, a Delaware limited liability company, was formed as a joint venture between the Company and The Regents of the University of California (“Regents”) and commenced operations on June 20, 2017. Sebago Lake’s principal purpose is to make investments, primarily in senior secured loans that are made to middle-market companies or in broadly syndicated loans. Both the Company and Regents (the “Members”) have a 50% economic ownership in Sebago Lake. Except under certain circumstances, contributions to Sebago Lake cannot be redeemed. Each of the Members initially agreed to contribute up to $100 million to Sebago Lake. On July 26, 2018, each of the Members increased their contribution to Sebago Lake up to an aggregate of $125 million. As of December 31, 2020, each Member has funded $107.8 million of their respective $125 million commitments. Sebago Lake is managed by the Members, each of which have equal voting rights. Investment decisions must be approved by each of the Members.

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

As of December 31, 2020 and December 31, 2019, Sebago Lake had total investments in senior secured debt at fair value of $554.7 million and $478.5 million, respectively. The determination of fair value is in accordance with ASC 820; however, such fair value is not included in the Board’s valuation process described herein. The following table is a summary of Sebago Lake’s portfolio as well as a listing of the portfolio investments in Sebago Lake’s portfolio as of December 31, 2020 and December 31, 2019:

($ in thousands)	December 31, 2020	December 31, 2019
Total senior secured debt investments(1)	$563,555	$484,439
Weighted average spread over LIBOR(1)	4.45%	4.56%
Number of portfolio companies	17	16
Largest funded investment to a single borrower(1)	$49,625	$50,000

________________

(1)	At par.

Owl Rock Capital Corporation

Notes To Consolidated Financial Statements – Continued

Sebago Lake's Portfolio as of December 31, 2020 ($ in thousands)
Company(1)(2)(4)(5)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(3)	Fair Value	Percentage of Members' Equity
Debt Investments
Aerospace and defense
Applied Composites Holdings, LLC (fka AC&A Enterprises Holdings, LLC)(7)	First lien senior secured loan	L + 5.25%	12/21/2023	$34,829	$34,455	$34,671	16.4%
Applied Composites Holdings, LLC (fka AC&A Enterprises Holdings, LLC)(7)(14)	First lien senior secured revolving loan	L + 5.25%	12/21/2022	3,000	2,977	2,986	1.4%
Bleriot US Bidco Inc.(7)(10)	First lien senior secured loan	L + 4.75%	10/30/2026	14,888	14,762	14,827	6.9%
Dynasty Acquisition Co., Inc. (dba StandardAero Limited)(7)	First lien senior secured loan	L + 3.50%	4/4/2026	39,500	39,345	35,826	17.0%
				92,217	91,539	88,310	41.7%
Business Services
Vistage Worldwide, Inc.(7)	First lien senior secured loan	L + 4.00%	2/10/2025	16,584	16,513	16,418	7.8%
Distribution
Dealer Tire, LLC (6)(10)	First lien senior secured loan	L + 4.25%	12/12/2025	36,630	36,449	36,293	17.2%
Education
Spring Education Group, Inc. (fka SSH Group Holdings, Inc.)(7)	First lien senior secured loan	L + 4.25%	7/30/2025	34,212	34,140	32,456	15.4%
Food and beverage
DecoPac, Inc.(7)	First lien senior secured loan	L + 4.25%	9/30/2024	20,561	20,503	20,561	9.7%
DecoPac, Inc.(11)(12)(14)	First lien senior secured revolving loan	L + 4.25%	9/29/2023	-	(8)	(55)	—%
FQSR, LLC (dba KBP Investments)(7)	First lien senior secured loan	L + 5.00%	5/15/2023	24,259	24,086	24,213	11.5%
FQSR, LLC (dba KBP Investments)(8)(11)(13)	First lien senior secured delayed draw term loan	L + 5.00%	9/10/2021	17,987	17,778	17,943	8.5%
Sovos Brands Intermediate, Inc.(7)	First lien senior secured loan	L + 4.75%	11/20/2025	44,100	43,780	44,100	20.9%
				106,907	106,139	106,762	50.6%
Healthcare equipment and services
Cadence, Inc.(6)	First lien senior secured loan	L + 4.50%	5/21/2025	26,990	26,543	26,446	12.5%
Cadence, Inc.(9)(11)(14)	First lien senior secured revolving loan	P + 3.50%	5/21/2025	2,936	2,848	2,788	1.3%
				29,926	29,391	29,234	13.8%
Healthcare technology
VVC Holdings Corp. (dba Athenahealth, Inc.)(6)(10)	First lien senior secured loan	L + 4.50%	2/11/2026	17,309	17,041	17,262	8.2%
Infrastructure and environmental services
CHA Holding, Inc.(7)	First lien senior secured loan	L + 4.50%	4/10/2025	41,145	40,861	40,857	19.4%
Insurance
Integro Parent Inc.(6)	First lien senior secured loan	L + 5.75%	10/31/2022	30,055	29,987	30,014	14.2%

Owl Rock Capital Corporation

Notes To Consolidated Financial Statements – Continued

Sebago Lake's Portfolio as of December 31, 2020 ($ in thousands)
Company(1)(2)(4)(5)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(3)	Fair Value	Percentage of Members' Equity
Integro Parent Inc.(11)(12)(14)	First lien senior secured revolving loan	L + 4.50%	4/30/2022	-	(7)	(28)	—%
USRP Holdings, Inc. (dba U.S. Retirement and Benefits Partners)(8)	First lien senior secured loan	L + 4.25%	3/29/2025	40,149	39,502	39,446	18.7%
USRP Holdings, Inc. (dba U.S. Retirement and Benefits Partners)(11)(12)(14)	First lien senior secured revolving loan	L + 4.25%	3/29/2024	-	(84)	(131)	(0.1)%
				70,204	69,398	69,301	32.8%
Internet software and services
DCert Buyer, Inc. (dba DigiCert)(6)(10)	First lien senior secured loan	L + 4.00%	10/16/2026	49,625	49,466	49,511	23.5%
Manufacturing
Engineered Machinery Holdings (dba Duravant)(7)	First lien senior secured loan	L + 4.25%	7/19/2024	44,397	44,071	43,841	20.8%
Transportation
Uber Technologies, Inc.(6)(10)	First lien senior secured loan	L + 4.00%	4/4/2025	24,399	24,290	24,465	11.6%
Total Debt Investments				563,555	559,298	554,710	262.8%
Total Investments				$563,555	$559,298	$554,710	262.8%

________________

(1)	Certain portfolio company investments are subject to contractual restrictions on sales.
(2)	Unless otherwise indicated, Sebago Lake’s investments are pledged as collateral supporting the amounts outstanding under Sebago Lake’s credit facility.
(3)	The amortized cost represents the original cost adjusted for the amortization of discounts and premiums, as applicable, on debt investments using the effective interest method.
(4)	Unless otherwise indicated, all investments are considered Level 3 investments.
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

(6)	The interest rate on these loans is subject to 1 month LIBOR, which as of December 31, 2020 was 0.14%.
(7)	The interest rate on these loans is subject to 3 month LIBOR, which as of December 31, 2020 was 0.24%.
(8)	The interest rate on these loans is subject to 6 month LIBOR, which as of December 31, 2020 was 0.26%.
(9)	The interest rate on these loans is subject to Prime, which as of December 31, 2020 was 3.25%.
(10)	Level 2 investment.
(11)	Position or portion thereof is an unfunded loan commitment.
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

(11)	The date disclosed represents the commitment period of the unfunded term loan. Upon expiration of the commitment period, the funded portion of the term loan may be subject to a longer maturity date.
(12)	Investment is not pledged as collateral under Sebago Lake’s credit facility.

Owl Rock Capital Corporation

Notes To Consolidated Financial Statements – Continued

Below is selected balance sheet information for Sebago Lake as of December 31, 2020 and December 31, 2019:

($ in thousands)	December 31, 2020	December 31, 2019
Assets
Investments at fair value (amortized cost of $559,298 and $479,647, respectively)	$554,710	$478,509
Cash	9,385	34,104
Interest receivable	992	1,281
Prepaid expenses and other assets	237	162
Total Assets	$565,324	$514,056
Liabilities
Debt (net of unamortized debt issuance costs of $2,415 and $3,895, respectively)	$347,564	$330,289
Distributions payable	4,694	4,950
Accrued expenses and other liabilities	1,975	2,663
Total Liabilities	$354,233	$337,902
Members' Equity
Members' Equity	211,091	176,154
Members' Equity	211,091	176,154
Total Liabilities and Members' Equity	$565,324	$514,056

Below is selected statement of operations information for Sebago Lake for the years ended December 31, 2020, 2019 and 2018:

	Years Ended December 31,
($ in thousands)	2020	2019	2018
Investment Income
Interest income	$32,163	$38,841	$37,760
Other income	281	348	671
Total Investment Income	32,444	39,189	38,431
Expenses
Loan origination and structuring fee	—	—	4,871
Interest expense	12,611	17,426	16,228
Professional fees	691	718	821
Total Expenses	13,302	18,144	21,920
Net Investment Income Before Taxes	19,142	21,045	16,511
Taxes	533	967	285
Net Investment Income After Taxes	$18,609	$20,078	$16,226
Net Realized and Change in Unrealized Gain (Loss) on Investments
Net change in unrealized gain (loss) on investments	(3,450)	7,423	(9,703)
Net realized gain (loss) on investments	4	—	61
Total Net Realized and Change in Unrealized Gain (Loss) on Investments	(3,446)	7,423	(9,642)
Net Increase (Decrease) in Members' Equity Resulting from Operations	$15,163	$27,501	$6,584

Loan Origination and Structuring Fees

If the loan origination and structuring fees earned by Sebago Lake during a fiscal year exceed Sebago Lake’s expenses and other obligations (excluding financing costs), such excess is allocated to the Member(s) responsible for the origination of the loans pro rata in accordance with the total loan origination and structuring fees earned by Sebago Lake with respect to the loans originated by such Member; provided, that in no event will the amount allocated to a Member exceed 1% of the par value of the loans originated by such Member in any fiscal year. The loan origination and structuring fee is accrued quarterly and included in other income from controlled, affiliated investments on the Company’s Consolidated Statements of Operations and paid annually. On February 27, 2019, the Members agreed to amend the terms of Sebago Lake’s operating agreement to eliminate the allocation of excess loan origination and

Owl Rock Capital Corporation

Notes To Consolidated Financial Statements – Continued

structuring fees to the Members. As such, for the years ended December 31, 2020 and 2019, the Company accrued no income based on loan origination and structuring fees. For the year ended December 31, 2018, the Company accrued income based on loan origination and structuring fees of $4.9 million.

Note 5. Fair Value of Investments

Investments

The following tables present the fair value hierarchy of investments as of December 31, 2020 and December 31, 2019:

	Fair Value Hierarchy as of December 31, 2020
($ in thousands)	Level 1	Level 2	Level 3	Total
First-lien senior secured debt investments	$—	$15,268	$8,389,486	$8,404,754
Second-lien senior secured debt investments	—	50,768	1,949,703	2,000,471
Unsecured debt investments	—	—	59,562	59,562
Equity investments(1)	—	19,275	252,464	271,739
Subtotal	$—	$85,311	$10,651,215	$10,736,526
Investments measured at NAV(2)	—	—	—	105,546
Total Investments at fair value	$—	$85,311	$10,651,215	$10,842,072

________________

(1)	Includes equity investment in Wingspire.
(2)	Includes equity investment in Sebago Lake.

	Fair Value Hierarchy as of December 31, 2019
($ in thousands)	Level 1	Level 2	Level 3	Total
First-lien senior secured debt investments	$—	$137,342	$6,976,014	$7,113,356
Second-lien senior secured debt investments	—	40,460	1,544,457	1,584,917
Equity investments(1)	—	—	12,875	12,875
Subtotal	$—	$177,802	$8,533,346	$8,711,148
Investments measured at NAV(2)	—	—	—	88,077
Total Investments at fair value	$—	$177,802	$8,533,346	$8,799,225

________________

(1)	Includes equity investment in Wingspire.
(2)	Includes equity investment in Sebago Lake.

Owl Rock Capital Corporation

Notes To Consolidated Financial Statements – Continued

The following tables present changes in the fair value of investments for which Level 3 inputs were used to determine the fair value as of and for the years ended December 31, 2020, 2019 and 2018:

	As of and for the Year Ended December 31, 2020
($ in thousands)	First-lien senior secured debt investments	Second-lien senior secured debt investments	Unsecured debt investments	Equity investments	Total
Fair value, beginning of period	$6,976,014	$1,544,457	$—	$12,875	$8,533,346
Purchases of investments, net	2,757,217	561,456	56,435	325,476	3,700,584
Payment-in-kind	35,642	—	—	—	35,642
Proceeds from investments, net	(1,309,129)	(130,562)	—	(100,000)	(1,539,691)
Net change in unrealized gain (loss)	(50,336)	(29,749)	3,089	14,109	(62,887)
Net realized gains (losses)	(61,283)	—	—	—	(61,283)
Net amortization of discount on investments	41,361	4,101	38	4	45,504
Transfers into (out of) Level 3(1)	—	—	—	—	—
Fair value, end of period	$8,389,486	$1,949,703	$59,562	$252,464	$10,651,215

________________

(1)	Transfers between levels, if any, are recognized at the beginning of the quarter in which the transfers occur.

	As of and for the Year Ended December 31, 2019
($ in thousands)	First-lien senior secured debt investments	Second-lien senior secured debt investments	Equity investments	Total
Fair value, beginning of period	$4,554,835	$1,074,873	$11,063	$5,640,771
Purchases of investments, net(1)	3,879,913	543,273	3,439	4,426,625
Proceeds from investments, net	(1,336,483)	(81,700)	(2,785)	(1,420,968)
Net change in unrealized gain (loss)	(17,359)	4,431	364	(12,564)
Net realized gains (losses)	(170)	—	794	624
Net amortization of discount on investments	29,739	3,580	—	33,319
Transfers into (out of) Level 3(2)	(134,461)	—	—	(134,461)
Fair value, end of period	$6,976,014	$1,544,457	$12,875	$8,533,346

________________

(1)	Purchases may include PIK.
(2)	Transfers between levels, if any, are recognized at the beginning of the quarter in which the transfers occur.

	As of and for the Year Ended December 31, 2018
($ in thousands)	First-lien senior secured debt investments	Second-lien senior secured debt investments	Equity investments	Total
Fair value, beginning of period	$1,612,191	$633,879	$2,760	$2,248,830
Purchases of investments, net(1)	3,833,177	808,290	11,215	4,652,682
Proceeds from investments, net	(885,745)	(355,242)	(6,737)	(1,247,724)
Net change in unrealized gain (loss)	(22,904)	(13,654)	(152)	(36,710)
Net realized gains (losses)	208	(3,951)	3,977	234
Net amortization of discount on investments	17,908	5,551	—	23,459
Transfers into (out of) Level 3(2)	—	—	—	—
Fair value, end of period	$4,554,835	$1,074,873	$11,063	$5,640,771

Owl Rock Capital Corporation

Notes To Consolidated Financial Statements – Continued

(1)	Purchases may include payment-in-kind (“PIK”).
(2)	Transfers between levels, if any, are recognized at the beginning of the quarter in which the transfers occur.

The following tables present information with respect to net change in unrealized gains on investments for which Level 3 inputs were used in determining the fair value that are still held by the Company for the years ended December 31, 2020, 2019 and 2018:

($ in thousands)	Net change in unrealized gain (loss) for the Year Ended December 31, 2020 on Investments Held at December 31, 2020	Net change in unrealized gain (loss) for the Year Ended December 31, 2019 on Investments Held at December 31, 2019	Net change in unrealized gain (loss) for the Year Ended December 31, 2018 on Investments Held at December 31, 2018
First-lien senior secured debt investments	$(53,756)	$(14,868)	$(18,635)
Second-lien senior secured debt investments	(32,954)	4,346	(12,033)
Unsecured debt investments	3,089	—	—
Equity investments	14,109	364	(152)
Total Investments	$(69,512)	$(10,158)	$(30,820)

Owl Rock Capital Corporation

Notes To Consolidated Financial Statements – Continued

The following tables present quantitative information about the significant unobservable inputs of the Company’s Level 3 investments as of December 31, 2020 and December 31, 2019. The weighted average range of unobservable inputs is based on fair value of investments. The tables are not intended to be all-inclusive but instead capture the significant unobservable inputs relevant to the Company’s determination of fair value.

	As of December 31, 2020
($ in thousands)	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)	Impact to Valuation from an Increase in Input
First-lien senior secured debt investments	$7,542,232	Yield Analysis	Market Yield	4.9%-20.6% (9.1%)	Decrease
	847,254	Recent Transaction	Transaction Price	96.0% - 99.0% (98.5%)	Increase
Second-lien senior secured debt investments(1)	$1,638,587	Yield Analysis	Market Yield	5.2%-19.5% (10.3%)	Decrease
	253,705	Recent Transaction	Transaction Price	97.5% - 99.5% (98.1%)	Increase
	32,563	Collateral Analysis	Recovery Rate	24.0% - 24.0% (24.0%)	Increase
Unsecured debt investments	$54,450	Yield Analysis	Market Yield	8.1% - 9.3% (8.3%)	Decrease
	5,112	Recent Transaction	Transaction Price	98.5% - 98.5% (98.5%)	Increase
Equity Investments	$132,044	Market Approach	EBITDA Multiple	3.7x - 11.8x (5.4x)	Increase
	120,420	Recent Transaction	Transaction Price	0.97 - 1.0 (0.99)	Increase

________________

(1)	Excludes investments with an aggregate fair value amounting to $24,848, which the Company valued using indicative bid prices obtained from brokers.

	As of December 31, 2019
($ in thousands)	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)	Impact to Valuation from an Increase in Input
First-lien senior secured debt investments(1)	$5,975,575	Yield Analysis	Market Yield	5.4%-13.2% (9.1%)	Decrease
	985,898	Recent Transaction	Transaction Price	95.0%-99.8% (98.1%)	Increase
Second-lien senior secured debt investments	$1,517,625	Yield Analysis	Market Yield	9.2%-17.2% (11.4%)	Decrease
	26,832	Recent Transaction	Transaction Price	99.5%-99.5% (99.5%)	Increase
Equity Investments	$11,427	Market Approach	EBITDA Multiple	6.8x - 11.75x (11.61x)	Increase
	1,448	Recent Transaction	Transaction Price	1.0	Increase

________________

(1)	Excludes investments with an aggregate fair value amounting to $14,541, which the Company valued using indicative bid prices obtained from brokers.

Owl Rock Capital Corporation

Notes To Consolidated Financial Statements – Continued

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

Debt Not Carried at Fair Value

Fair value is estimated by discounting remaining payments using applicable current market rates, which take into account changes in the Company’s marketplace credit ratings, or market quotes, if available. The following table presents the carrying and fair values of the Company’s debt obligations as of ended December 31, 2020 and December 31, 2019.

	December 31, 2020		December 31, 2019
($ in thousands)	Net Carrying Value(1)	Fair Value	Net Carrying Value(2)	Fair Value
Revolving Credit Facility	$243,143	$243,143	$473,655	$473,655
SPV Asset Facility I	—	—	297,246	297,246
SPV Asset Facility II	95,654	95,654	346,395	346,395
SPV Asset Facility III	373,238	373,238	251,548	251,548
SPV Asset Facility IV	291,644	291,644	57,201	57,201
CLO I	386,708	386,708	386,405	386,405
CLO II	257,686	257,686	258,028	258,028
CLO III	257,744	257,744	—	—
CLO IV	247,745	247,745	—	—
CLO V	194,128	194,128	—	—
2023 Notes	151,889	157,125	150,113	151,514
2024 Notes	418,372	433,000	400,955	425,800
2025 Notes	418,154	443,063	416,686	430,406
July 2025 Notes	492,095	520,000	—	—
2026 Notes	489,176	526,250	—	—
July 2026 Notes	975,346	1,012,500	—	—
Total Debt	$5,292,722	$5,439,628	$3,038,232	$3,078,198

________________

(1)

The carrying value of the Company’s Revolving Credit Facility, SPV Asset Facility II, SPV Asset Facility III, SPV Asset Facility IV, CLO I, CLO II, CLO III, CLO IV, CLO V, 2023 Notes, 2024 Notes, 2025 Notes, July 2025 Notes, 2026 Notes and July 2026 Notes are presented net of deferred financing costs of $9.4 million, $4.2 million, $1.8 million, $3.4 million, $3.3 million, $2.3 million, $2.3 million, $4.3 million, $1.9 million, $1.0 million, $7.0 million, $6.8 million, $7.9 million, $10.8 million and $24.7 million, respectively.

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

The following table presents fair value measurements of the Company’s debt obligations as of December 31, 2020 and December 31, 2019:

Owl Rock Capital Corporation

Notes To Consolidated Financial Statements – Continued

($ in thousands)	December 31, 2020	December 31, 2019
Level 1	$—	$—
Level 2	2,934,813	856,206
Level 3	2,504,816	2,221,992
Total Debt	$5,439,628	$3,078,198

Financial Instruments Not Carried at Fair Value

As of December 31, 2020 and December 31, 2019, the carrying amounts of the Company’s assets and liabilities, other than investments at fair value and debt, approximate fair value due to their short maturities.

Owl Rock Capital Corporation

Notes To Consolidated Financial Statements – Continued

Note 6. Debt

In accordance with the 1940 Act, with certain limitations, the Company is allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 200% (or 150% if certain conditions are met) after such borrowing. On March 31, 2020, the Board, including a “required majority” (as such term is defined in Section 57(o) of the 1940 Act) of the Board, approved the application of the modified asset coverage requirements set forth in Section 61(a)(2) of the 1940 Act, as amended by the Small Business Credit Availability Act. On June 8, 2020, the date of the Company’s shareholder meeting, the Company received shareholder approval for the application of the modified asset coverage requirements set forth in Section 61(a)(2) of the 1940 Act, as amended by the Small Business Credit Availability Act. As a result, effective on June 9, 2020, the Company’s asset coverage requirement applicable to senior securities was reduced from 200% to 150%. As of December 31, 2020 and December 31, 2019, the Company’s asset coverage was 206% and 293%, respectively.

Debt obligations consisted of the following as of December 31, 2020 and December 31, 2019:

	December 31, 2020
($ in thousands)	Aggregate Principal Committed	Outstanding Principal	Amount Available(1)	Net Carrying Value(2)
Revolving Credit Facility(3)(5)	$1,355,000	$252,525	$1,075,636	$243,143
SPV Asset Facility II	350,000	100,000	250,000	95,654
SPV Asset Facility III	500,000	375,000	125,000	373,238
SPV Asset Facility IV	450,000	295,000	155,000	291,644
CLO I	390,000	390,000	—	386,708
CLO II	260,000	260,000	—	257,686
CLO III	260,000	260,000	—	257,744
CLO IV	252,000	252,000	—	247,745
CLO V	196,000	196,000	—	194,128
2023 Notes(4)	150,000	150,000	—	151,889
2024 Notes(4)	400,000	400,000	—	418,372
2025 Notes	425,000	425,000	—	418,154
July 2025 Notes	500,000	500,000	—	492,095
2026 Notes	500,000	500,000	—	489,176
July 2026 Notes	1,000,000	1,000,000	—	975,346
Total Debt	$6,988,000	$5,355,525	$1,605,636	$5,292,722

________________

(1)	The amount available reflects any limitations related to each credit facility’s borrowing base.
(2)

The carrying value of the Company’s Revolving Credit Facility, SPV Asset Facility II, SPV Asset Facility III, SPV Asset Facility IV, CLO I, CLO II, CLO III, CLO IV, CLO V, 2023 Notes, 2024 Notes, 2025 Notes, July 2025 Notes, 2026 Notes and July 2026 Notes are presented net of deferred financing costs of $9.4 million, $4.2 million, $1.8 million, $3.4 million, $3.3 million, $2.3 million, $2.3 million, $4.3 million, $1.9 million, $1.0 million, $7.0 million, $6.8 million, $7.9 million, $10.8 million and $24.7 million, respectively.

(3)	Includes the unrealized translation gain (loss) on borrowings denominated in foreign currencies.
(4)	Inclusive of change in fair market value of effective hedge.
(5)	The amount available is reduced by $26.8 million of outstanding letters of credit.

Owl Rock Capital Corporation

Notes To Consolidated Financial Statements – Continued

	December 31, 2019
($ in thousands)	Aggregate Principal Committed	Outstanding Principal	Amount Available(1)	Net Carrying Value(2)
Revolving Credit Facility(3)(5)	$1,170,000	$480,861	$664,410	$473,655
SPV Asset Facility I	400,000	300,000	100,000	297,246
SPV Asset Facility II	350,000	350,000	—	346,395
SPV Asset Facility III	500,000	255,000	245,000	251,548
SPV Asset Facility IV	300,000	60,250	239,750	57,201
CLO I	390,000	390,000	—	386,405
CLO II	260,000	260,000	—	258,028
2023 Notes(4)	150,000	150,000	—	150,113
2024 Notes(4)	400,000	400,000	—	400,955
2025 Notes	425,000	425,000	—	416,686
Total Debt	$4,345,000	$3,071,111	$1,249,160	$3,038,232
________________

(1)	The amount available reflects any limitations related to each credit facility’s borrowing base.
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

(3)	Includes the unrealized translation gain (loss) on borrowings denominated in foreign currencies.
(4)	Inclusive of change in fair market value of effective hedge.
(5)	The amount available is reduced by $24.7 million of outstanding letters of credit.

For the years ended December 31, 2020, 2019 and 2018, the components of interest expense were as follows:

	For the Years Ended December 31,
($ in thousands)	2020	2019	2018
Interest expense	$136,387	$125,311	$71,441
Amortization of debt issuance costs	17,178	12,152	5,333
Net change in unrealized gain (loss) on effective interest rate swaps and hedged items(1)	(626)	(1,018)	—
Total Interest Expense	$152,939	$136,445	$76,774
Average interest rate	3.5%	4.8%	4.3%
Average daily borrowings	$3,815,270	$2,576,121	$1,649,191

________________

(1)	Refer to the 2023 Notes and 2024 Notes for details on each facility’s interest rate swap.

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

Owl Rock Capital Corporation

Notes To Consolidated Financial Statements – Continued

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

The maximum principal amount of the Revolving Credit Facility is $1.46 billion (increased from $1.40 billion on February 8, 2021; increased from $1.36 billion on January 8, 2021; increased from $1.335 billion on September 3, 2020; increased from $1.295 billion on June 12, 2020; increased from $1.24 billion on May 27, 2020; increased from $1.195 on May 7, 2020; increased from $1.17 billion on February 11, 2020; increased from $1.1 billion on August 27, 2019; increased from $1.0 billion on July 26, 2019), subject to availability under the borrowing base, which is based on the Company’s portfolio investments and other outstanding indebtedness. As amended on September 3, 2020, maximum capacity under the Revolving Credit Facility may be increased to $2.0 billion through the Company’s exercise of an uncommitted accordion feature through which existing and new lenders may, at their option, agree to provide additional financing. The Revolving Credit Facility includes a $50 million limit for swingline loans and is secured by a perfected first-priority interest in substantially all of the portfolio investments held by the Company and each Guarantor, subject to certain exceptions.

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

The Revolving Credit Facility includes customary covenants, including certain limitations on the incurrence by the Company of additional indebtedness and on the Company’s ability to make distributions to the Company’s shareholders, or redeem, repurchase or retire shares of stock, upon the occurrence of certain events and certain financial covenants related to asset coverage and liquidity and other maintenance covenants, as well as customary events of default. The agreement requires a minimum asset coverage ratio of 150% with respect to the Company’s consolidated assets and its subsidiaries, measured at the last day of any fiscal quarter and a minimum asset coverage ratio of no less than 200% with respect to its consolidated assets and its subsidiary guarantors (including certain limitations on the contribution of equity in financing subsidiaries as specified therein) to its secured debt and its subsidiary guarantors (the “Obligor Asset Coverage Ratio”), measured at the last day of each fiscal quarter. The agreement also includes concentration limits in connection with the calculation of the borrowing base, based upon the Obligor Asset Coverage Ratio.

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

Owl Rock Capital Corporation

Notes To Consolidated Financial Statements – Continued

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

Owl Rock Capital Corporation

Notes To Consolidated Financial Statements – Continued

The SPV Asset Facility II provides for the ability to (1) draw term loans and (2) draw and redraw revolving loans under the SPV Asset Facility II for a period of up to 18 months after the SPV Asset Facility II Fifth Amendment Date unless the revolving commitments are terminated or converted to term loans sooner as provided in the SPV Asset Facility II (the “SPV Asset Facility II Commitment Termination Date”). Unless otherwise terminated, the SPV Asset Facility II will mature on May 22, 2028 (the “SPV Asset Facility II Stated Maturity”). Prior to the SPV Asset Facility II Stated Maturity, proceeds received by ORCC Financing II from principal and interest, dividends, or fees on assets must be used to pay fees, expenses and interest on outstanding borrowings, and the excess may be returned to the Company, subject to certain conditions. On the SPV Asset Facility II Stated Maturity, ORCC Financing II must pay in full all outstanding fees and expenses and all principal and interest on outstanding borrowings, and the excess may be returned to the Company.

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

Owl Rock Capital Corporation

Notes To Consolidated Financial Statements – Continued

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

The SPV Asset Facility IV provides for the ability to (1) draw term loans and (2) draw and redraw revolving loans under the spv Asset Facility IV for a period of up to two years after the Closing Date unless the revolving commitments are terminated or converted to term loans sooner as provided in the SPV Asset Facility IV (the “Commitment Termination Date”).  Unless otherwise terminated, the SPV Asset Facility IV will mature on August 2, 2029 (the “SPV Asset Facility IV Stated Maturity”).  Prior to the SPV Asset Facility IV Stated Maturity, proceeds received by ORCC Financing IV from principal and interest, dividends, or fees on assets must be used to pay fees, expenses and interest on outstanding borrowings, and the excess may be returned to the Company, subject to certain conditions.  On the SPV Asset Facility IV Stated Maturity, ORCC Financing IV must pay in full all outstanding fees and expenses and all principal and interest on outstanding borrowings, and the excess may be returned to the Company.

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

Owl Rock Capital Corporation

Notes To Consolidated Financial Statements – Continued

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

Owl Rock Capital Corporation

Notes To Consolidated Financial Statements – Continued

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

Owl Rock Capital Corporation

Notes To Consolidated Financial Statements – Continued

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

Owl Rock Capital Corporation

Notes To Consolidated Financial Statements – Continued

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

The Secured Notes are the secured obligation of the CLO IV Issuers, and the CLO IV Indenture includes customary covenants and events of default. The CLO IV Secured Notes have not been registered under the Securities Act, or any state securities (e.g., “blue sky”) laws, and may not be offered or sold in the United States absent registration with the Securities and Exchange Commission or pursuant to an applicable exemption from such registration.

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

CLO V

On November 20, 2020 (the “CLO V Closing Date”), the Company completed a $345.45 million term debt securitization transaction (the “CLO V Transaction”), also known as a collateralized loan obligation transaction, which is a form of secured financing incurred by the Company. The secured notes and preferred shares issued in the CLO V Transaction were issued by the Company’s consolidated subsidiaries Owl Rock CLO V, Ltd., an exempted company incorporated in the Cayman Islands with limited liability (the “CLO V Issuer”), and Owl Rock CLO V, LLC, a Delaware limited liability company (the “CLO V Co-Issuer” and together with the CLO V Issuer, the “CLO V Issuers”) and are backed by a portfolio of collateral obligations consisting of middle market loans and participation interests in middle market loans as well as by other assets of the CLO V Issuer.

The CLO V Transaction was executed by the issuance of the following classes of notes and preferred shares pursuant to an indenture and security agreement dated as of the Closing Date (the “CLO V Indenture”), by and among the CLO V Issuers and State Street Bank and Trust Company: (i) $182 million of AAA(sf)/AAAsf Class A-1 Notes, which bear interest at three-month LIBOR plus 1.85% and (ii) $14 million of AAA(sf) Class A-2 Notes, which bear interest at three-month LIBOR plus 2.20% (together, the “CLO V Secured Notes”). The CLO V Secured Notes are secured by the middle market loans, participation interests in middle market loans and other assets of the CLO V Issuer. The CLO V Secured Notes are scheduled to mature on November 20, 2029. The CLO V Secured Notes were privately placed by Natixis Securities Americas LLC. Upon the occurrence of certain triggering events relating to the end of LIBOR, a different benchmark rate will replace LIBOR as the reference rate for interest accruing on the CLO V Secured Notes.

Concurrently with the issuance of the CLO V Secured Notes, the CLO V Issuer issued approximately $149.45 million of subordinated securities in the form of 149,450 preferred shares at an issue price of U.S.$1,000 per share (the “CLO V Preferred Shares”). The CLO V Preferred Shares were issued by the CLO V Issuer as part of its issued share capital and are not secured by the collateral securing the CLO V Secured Notes. The Company purchased all of the CLO V Preferred Shares. The Company acts as retention holder in connection with the CLO V Transaction for the purposes of satisfying certain U.S. and European Union regulations requiring sponsors of securitization transactions to retain exposure to the performance of the securitized assets and as such is required to retain a portion of the CLO V Preferred Shares.

As part of the CLO V Transaction, the Company entered into a loan sale agreement with the CLO V Issuer dated as of the CLO V Closing Date, which provided for the sale and contribution of approximately $201.75 million par amount of middle market loans

Owl Rock Capital Corporation

Notes To Consolidated Financial Statements – Continued

from the Company to the CLO V Issuer on the CLO V Closing Date and for future sales from the Company to the CLO V Issuer on an ongoing basis. Such loans constituted part of the initial portfolio of assets securing the CLO V Secured Notes. The remainder of the initial portfolio assets securing the CLO V Secured Notes consisted of approximately $84.74 million par amount of middle market loans purchased by the CLO V Issuer from ORCC Financing II LLC, a wholly-owned subsidiary of the Company, under an additional loan sale agreement executed on the CLO V Closing Date between the Issuer and ORCC Financing II LLC. The Company and ORCC Financing II LLC each made customary representations, warranties, and covenants to the Issuer under the applicable loan sale agreement.

Through July 20, 2022, a portion of the proceeds received by the CLO V Issuer from the loans securing the CLO V Secured Notes may be used by the CLO V Issuer to purchase additional middle market loans under the direction of the Adviser, in its capacity as collateral manager for the CLO V Issuer and in accordance with the Company’s investing strategy and ability to originate eligible middle market loans.

The Secured Notes are the secured obligation of the CLO V Issuers, and the CLO V Indenture includes customary covenants and events of default. The CLO V Secured Notes have not been registered under the Securities Act of 1933, as amended (the “Securities Act”), or any state securities (e.g., “blue sky”) laws, and may not be offered or sold in the United States absent registration with the Securities and Exchange Commission or pursuant to an applicable exemption from such registration.

The Adviser will serve as collateral manager for the CLO V Issuer under a collateral management agreement dated as of the CLO V Closing Date. The Adviser is entitled to receive fees for providing these services. The Adviser has waived its right to receive such fees but may rescind such waiver at any time; provided, however, that if the Adviser rescinds such waiver, the management fee payable to the Adviser pursuant to the Investment Advisory Agreement will be offset by the amount of the collateral management fee attributable to the CLO V Issuers’ equity or notes owned by the Company.

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

In connection with the offering of the 2023 Notes, on December 21, 2017 the Company entered into a centrally cleared interest rate swap to continue to align the interest rates of its liabilities with its investment portfolio, which consists predominately of floating rate loans.  The notional amount of the interest rate swap is $150 million. The Company will receive fixed rate interest semi-annually at 4.75% and pay variable rate interest monthly based on 1-month LIBOR plus 2.545%. The interest rate swap matures on December 21, 2021. For the years ended December 31, 2020, 2019 and 2018, the Company made periodic payments of $4.8 million, $7.4 million and $6.8 million, respectively. The interest expense related to the 2023 Notes is equally offset by the proceeds received from the interest rate swap. The swap adjusted interest expense is included as a component of interest expense on the Company’s Consolidated Statements of Operations. As of December 31, 2020 and December 31, 2019, the interest rate swap had a fair value of $3.0 million and $1.7 million, respectively. Depending on the nature of the balance at period end, the fair value of the interest rate swap is either included as a component of accrued expenses and other liabilities or prepaid expenses and other assets on the Company’s Consolidated Statements of Assets and Liabilities.  The change in fair value of the interest rate swap is offset by the change in fair

Owl Rock Capital Corporation

Notes To Consolidated Financial Statements – Continued

value of the 2023 Notes, with the remaining difference included as a component of interest expense on the Consolidated Statements of Operations.

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

In connection with the issuance of the 2024 Notes, on April 10, 2019 the Company entered into centrally cleared interest rate swaps to continue to align interest rates of its liabilities with the investment portfolio, which consists of predominantly floating rate loans. The notional amount of the interest rate swaps is $400 million. The Company will receive fixed rate interest at 5.25% and pay variable rate interest based on one-month LIBOR plus 2.937%. The interest rate swaps mature on April 10, 2024. For the years ended December 31, 2020 and 2019, the Company made periodic payments of $19.3 million and $10.8 million, respectively. The interest expense related to the 2024 Notes is equally offset by the proceeds received from the interest rate swaps. The swap adjusted interest expense is included as a component of interest expense on the Company’s Consolidated Statements of Operations. As of December 31, 2020 and December 31, 2019, the interest rate swap had a fair value of $26.9 million and $10.8 million, respectively.  Depending on the nature of the balance at period end, the fair value of the interest rate swap is either included as a component of accrued expenses and other liabilities or prepaid expenses and other assets on the Company’s Consolidated Statements of Assets and Liabilities.  The change in fair value of the interest rate swap is offset by the change in fair value of the 2024 Notes, with the remaining difference included as a component of interest expense on the Consolidated Statements of Operations.

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

2026 Notes

Owl Rock Capital Corporation

Notes To Consolidated Financial Statements – Continued

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

July 2026 Notes

On December 8, 2020, the Company issued $1.0 billion aggregate principal amount of notes that mature on July 15, 2026 (the “July 2026 Notes”). The July 2026 Notes bear interest at a rate of 3.40% per year, payable semi-annually on January 15 and July 15 of each year, commencing on July 15, 2021. The Company may redeem some or all of the July 2026 Notes at any time, or from time to time, at a redemption price equal to the greater of (1) 100% of the principal amount of the July 2026 Notes to be redeemed or (2) the sum of the present values of the remaining scheduled payments of principal and interest (exclusive of accrued and unpaid interest to the date of redemption) on the July 2026 Notes to be redeemed, discounted to the redemption date on a semi-annual basis (assuming a 360-day year consisting of twelve 30-day months) using the applicable Treasury Rate plus 50 basis points, plus, in each case, accrued and unpaid interest to the redemption date; provided, however, that if the Company redeems any July 2026 Notes on or after June 15, 2025 (the date falling one month prior to the maturity date of the July 2026 Notes), the redemption price for the July 2026 Notes will be equal to 100% of the principal amount of the July 2026 Notes to be redeemed, plus accrued and unpaid interest, if any, to, but excluding, the date of redemption.

Owl Rock Capital Corporation

Notes To Consolidated Financial Statements – Continued

Note 7. Commitments and Contingencies

Portfolio Company Commitments

From time to time, the Company may enter into commitments to fund investments. As of December 31, 2020 and December 31, 2019, the Company had the following outstanding commitments to fund investments in current portfolio companies:

Portfolio Company	Investment	December 31, 2020	December 31, 2019
($ in thousands)
Intelerad Medical Systems Incorporated (fka 11849573 Canada Inc.)	First lien senior secured revolving loan	4,530	—
3ES Innovation Inc. (dba Aucerna)	First lien senior secured revolving loan	3,893	3,893
Accela, Inc.	First lien senior secured revolving loan	3,000	—
Amspec Services Inc.	First lien senior secured revolving loan	14,462	9,038
Apptio, Inc.	First lien senior secured revolving loan	2,779	2,779
Aramsco, Inc.	First lien senior secured revolving loan	8,378	6,842
Ardonagh Midco 3 PLC	First lien senior secured delayed draw term loan	16,950	—
Associations, Inc.	First lien senior secured delayed draw term loan	866	17,949
Associations, Inc.	First lien senior secured revolving loan	—	11,543
AxiomSL Group, Inc.	First lien senior secured revolving loan	9,341	—
Barracuda Dental LLC (dba National Dentex)	First lien senior secured delayed draw term loan	30,437	—
Barracuda Dental LLC (dba National Dentex)	First lien senior secured revolving loan	5,854	—
BCTO BSI Buyer, Inc. (dba Buildertrend)	First lien senior secured revolving loan	5,357	—
BIG Buyer, LLC	First lien senior secured delayed draw term loan	5,625	11,250
BIG Buyer, LLC	First lien senior secured revolving loan	2,000	3,750
Caiman Merger Sub LLC (dba City Brewing)	First lien senior secured revolving loan	12,881	12,881
ConnectWise, LLC	First lien senior secured revolving loan	15,004	20,005
Covenant Surgical Partners, Inc.	First lien senior secured delayed draw term loan	—	2,800
Definitive Healthcare Holdings, LLC	First lien senior secured delayed draw term loan	35,651	43,478
Definitive Healthcare Holdings, LLC	First lien senior secured revolving loan	10,870	10,870
Douglas Products and Packaging Company LLC	First lien senior secured revolving loan	6,055	7,872
Endries Acquisition, Inc.	First lien senior secured delayed draw term loan	—	51,638
Endries Acquisition, Inc.	First lien senior secured revolving loan	27,000	27,000
Entertainment Benefits Group, LLC	First lien senior secured revolving loan	1,104	9,600
Forescout Technologies, Inc.	First lien senior secured revolving loan	5,345	—
Galls, LLC	First lien senior secured revolving loan	11,204	3,719

Owl Rock Capital Corporation

Notes To Consolidated Financial Statements – Continued

Portfolio Company	Investment	December 31, 2020	December 31, 2019
Galls, LLC	First lien senior secured delayed draw term loan	—	29,181
GC Agile Holdings Limited (dba Apex Fund Services)	First lien senior secured revolving loan	6,924	10,386
Genesis Acquisition Co. (dba Procare Software)	First lien senior secured delayed draw term loan	—	4,745
Genesis Acquisition Co. (dba Procare Software)	First lien senior secured revolving loan	—	1,714
Gerson Lehrman Group, Inc.	First lien senior secured revolving loan	21,563	21,563
Granicus, Inc.	First lien senior secured revolving loan	2,636	—
H&F Opportunities LUX III S.À R.L (dba Checkmarx)	First lien senior secured revolving loan	16,250	—
Hercules Buyer LLC (dba The Vincit Group)	First lien senior secured revolving loan	20,916	—
HGH Purchaser, Inc. (dba Horizon Services)	First lien senior secured delayed draw term loan	5,346	32,400
HGH Purchaser, Inc. (dba Horizon Services)	First lien senior secured revolving loan	8,748	7,938
Hometown Food Company	First lien senior secured revolving loan	3,671	4,235
Ideal Tridon Holdings, Inc.	First lien senior secured delayed draw term loan	—	381
Ideal Tridon Holdings, Inc.	First lien senior secured revolving loan	4,828	5,400
Individual Foodservice Holdings, LLC	First lien senior secured delayed draw term loan	25,781	42,500
Individual Foodservice Holdings, LLC	First lien senior secured revolving loan	18,465	24,225
Instructure, Inc.	First lien senior secured revolving loan	5,554	—
Integrity Marketing Acquisition, LLC	First lien senior secured delayed draw term loan	—	16,587
Integrity Marketing Acquisition, LLC	First lien senior secured delayed draw term loan	—	32,573
Integrity Marketing Acquisition, LLC	First lien senior secured revolving loan	14,832	14,832
Interoperability Bidco, Inc.	First lien senior secured delayed draw term loan	8,000	8,000
Interoperability Bidco, Inc.	First lien senior secured revolving loan	—	4,000
IQN Holding Corp. (dba Beeline)	First lien senior secured revolving loan	22,672	15,532
KWOR Acquisition, Inc. (dba Worley Claims Services)	First lien senior secured delayed draw term loan	2,063	2,428
KWOR Acquisition, Inc. (dba Worley Claims Services)	First lien senior secured revolving loan	5,200	5,200
Lazer Spot G B Holdings, Inc.	First lien senior secured delayed draw term loan	—	13,417
Lazer Spot G B Holdings, Inc.	First lien senior secured revolving loan	26,833	24,687
Lightning Midco, LLC (dba Vector Solutions)	First lien senior secured delayed draw term loan	—	1,764
Lightning Midco, LLC (dba Vector Solutions)	First lien senior secured revolving loan	8,953	5,318
Litera Bidco LLC	First lien senior secured revolving loan	5,738	5,738
Lytx, Inc.	First lien senior secured revolving loan	—	2,033
Lytx, Inc.	First lien senior secured delayed draw term loan	14,092	—

Owl Rock Capital Corporation

Notes To Consolidated Financial Statements – Continued

Portfolio Company	Investment	December 31, 2020	December 31, 2019
Manna Development Group, LLC	First lien senior secured revolving loan	—	3,469
Mavis Tire Express Services Corp.	Second lien senior secured delayed draw term loan	11,376	34,831
MINDBODY, Inc.	First lien senior secured revolving loan	6,071	6,071
Nelipak Holding Company	First lien senior secured revolving loan	2,948	4,690
Nelipak Holding Company	First lien senior secured revolving loan	7,597	6,970
NMI Acquisitionco, Inc. (dba Network Merchants)	First lien senior secured revolving loan	646	646
Norvax, LLC (dba GoHealth)	First lien senior secured revolving loan	12,273	12,273
Nutraceutical International Corporation	First lien senior secured revolving loan	13,578	—
Offen, Inc.	First lien senior secured delayed draw term loan	—	5,310
Peter C. Foy & Associated Insurance Services, LLC	First lien senior secured delayed draw term loan	37,955	—
Peter C. Foy & Associated Insurance Services, LLC	First lien senior secured revolving loan	8,194	—
Project Power Buyer, LLC (dba PEC-Veriforce)	First lien senior secured revolving loan	3,188	3,188
Professional Plumbing Group, Inc.	First lien senior secured revolving loan	5,757	5,757
QC Supply, LLC	First lien senior secured revolving loan	633	—
Reef Global, Inc. (fka Cheese Acquisition, LLC)	First lien senior secured revolving loan	5,377	16,364
Refresh Parent Holdings, Inc.	First lien senior secured delayed draw term loan	29,482	—
Refresh Parent Holdings, Inc.	First lien senior secured revolving loan	7,716	—
RSC Acquisition, Inc (dba Risk Strategies)	First lien senior secured delayed draw term loan	—	10,894
RSC Acquisition, Inc (dba Risk Strategies)	First lien senior secured revolving loan	1,702	1,702
RxSense Holdings, LLC	First lien senior secured revolving loan	—	4,047
Safety Products/JHC Acquisition Corp. (dba Justrite Safety Group)	First lien senior secured delayed draw term loan	924	924
Sara Lee Frozen Bakery, LLC (fka KSLB Holdings, LLC)	First lien senior secured revolving loan	4,440	3,480
Sonny's Enterprises LLC	First lien senior secured revolving loan	17,969	—
Swipe Acquisition Corporation (dba PLI)	First lien senior secured delayed draw term loan	18,461	—
Swipe Acquisition Corporation (dba PLI)	Letter of Credit	7,118	—
TC Holdings, LLC (dba TrialCard)	First lien senior secured revolving loan	7,685	7,685
THG Acquisition, LLC (dba Hilb)	First lien senior secured delayed draw term loan	36,302	16,841
THG Acquisition, LLC (dba Hilb)	First lien senior secured revolving loan	8,608	5,614
Trader Interactive, LLC (fka Dominion Web Solutions, LLC)	First lien senior secured revolving loan	4,471	6,387
Troon Golf, L.L.C.	First lien senior secured revolving loan	14,426	14,426
TSB Purchaser, Inc. (dba Teaching Strategies, Inc.)	First lien senior secured revolving loan	4,239	3,010
Ultimate Baked Goods Midco, LLC	First lien senior secured revolving loan	4,638	4,066

Owl Rock Capital Corporation

Notes To Consolidated Financial Statements – Continued

Portfolio Company	Investment	December 31, 2020	December 31, 2019
Valence Surface Technologies LLC	First lien senior secured delayed draw term loan	6,000	30,000
Valence Surface Technologies LLC	First lien senior secured revolving loan	10,000	10,000
Wingspire Capital Holdings LLC	LLC Interest	82,462	48,552
WU Holdco, Inc. (dba Weiman Products, LLC)	First lien senior secured revolving loan	10,739	13,920
WU Holdco, Inc. (dba Weiman Products, LLC)	First lien senior secured delayed draw term loan	—	16,943
Total Unfunded Portfolio Company Commitments		$880,626	$891,744

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

In connection with the IPO, on July 22, 2019, the Company entered into the Company 10b5-1 Plan, to acquire up to $150 million in the aggregate of the Company’s common stock at prices below its net asset value per share over a specified period, in accordance with the guidelines specified in Rule 10b-18 and Rule 10b5-1 of the Exchange Act. The Company 10b5-1 Plan commenced on August 19, 2019. Goldman, Sachs & Co., as agent has repurchased an aggregate of 12,515,624 shares of the Company’s common stock pursuant to the Company 10b5-1 Plan for an aggregate of approximately $150 million. The 10b5-1 Plan was exhausted on August 4, 2020.

On November 3, 2020, the Board approved a repurchase program under which the Company may repurchase up to $100 million of the Company’s outstanding common stock. Under the program, purchases may be made at management’s discretion from time to time in open-market transactions, in accordance with all applicable securities laws and regulations. Unless extended by the Board, the repurchase program will terminate 12-months from the date it was approved. As of December 31, 2020, no repurchases were made under the Repurchase Plan.

From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of its business. At December 31, 2020, management was not aware of any material pending or threatened litigation that would require accounting recognition or financial statement disclosure.

Note 8. Net Assets

IPO, Subscriptions and Drawdowns

The Company has the authority to issue 500,000,000 common shares at $0.01 per share par value.

On July 22, 2019, the Company closed its initial public offering (“IPO”), issuing 10 million shares of its common stock at a public offering price of $15.30 per share, and on August 2, 2019, the underwriters exercised their option to purchase an additional 1.5 million shares of common stock at a purchase price of $15.30 per share.  Net of underwriting fees and offering costs, the Company received total cash proceeds of $164.0 million. The Company’s common stock began trading on the New York Stock Exchange (“NYSE”) under the symbol “ORCC” on July 18, 2019.

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

Owl Rock Capital Corporation

Notes To Consolidated Financial Statements – Continued

Commitment on an as-needed basis each time the Company delivered a drawdown notice to its investors. As of June 17, 2019, all outstanding Capital Commitments had been drawn.

On March 1, 2016, the Company issued 100 common shares for $1,500 to the Adviser.

During the year ended December 31, 2019, the Company delivered the following capital call notices to investors:

Capital Drawdown Notice Date	Common Share Issuance Date	Number of Common Shares Issued	Aggregate Offering Price ($ in millions)
June 4, 2019	June 17, 2019	103,504,284	$1,580.5
March 8, 2019	March 21, 2019	19,267,823	300.0
January 30, 2019	February 12, 2019	29,220,780	450.0
Total		151,992,887	2,330.5

During the year ended December 31, 2018, the Company delivered the following capital call notices to investors:

Capital Drawdown Notice Date	Common Share Issuance Date	Number of Common Shares Issued	Aggregate Offering Price ($ in millions)
November 28, 2018	December 11, 2018	22,446,698	$349.9
September 21, 2018	October 4, 2018	9,803,922	150.0
August 7, 2018	August 20, 2018	19,404,916	300.0
July 24, 2018	August 6, 2018	9,733,940	150.0
July 10, 2018	July 23, 2018	13,053,380	200.0
June 14, 2018	June 27, 2018	12,901,364	200.0
April 5, 2018	April 18, 2018	13,149,244	200.0
March 5, 2018	March 16, 2018	11,347,030	175.0
Total		111,840,494	1,724.9

Distributions

The following table reflects the distributions declared on shares of the Company’s common stock during the year ended December 31, 2020:

	December 31, 2020
Date Declared	Record Date	Payment Date	Distribution per Share
November 3, 2020	December 31, 2020	January 19, 2020	$0.31
May 28, 2019 (special dividend)	December 31, 2020	January 19, 2020	$0.08
August 4, 2020	September 30, 2020	November 13, 2020	$0.31
May 28, 2019 (special dividend)	September 30, 2020	November 13, 2020	$0.08
May 5, 2020	June 30, 2020	August 14, 2020	$0.31
May 28, 2019 (special dividend)	June 30, 2020	August 14, 2020	$0.08
February 19, 2020	March 31, 2020	May 15, 2020	$0.31
May 28, 2019 (special dividend)	March 31, 2020	May 15, 2020	$0.08

On February 23, 2021, the Board declared a distribution of $0.31 per share for shareholders of record on March 31, 2021 payable on or before May 14, 2021.

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

The following table reflects the common stock issued pursuant to the dividend reinvestment plan during the year ended December 31, 2020:

Date Declared	Record Date	Payment Date	Shares
August 4, 2020	September 30, 2020	November 13, 2020	1,738,817
May 5, 2020	June 30, 2020	August 14, 2020	3,541,285
Feburary 19, 2020	March 31, 2020	May 15, 2020	2,249,543
October 30, 2019	December 31, 2019	January 31, 2020	2,823,048

In conjunction with the distribution paid on January 19, 2021 for shareholders of record as of December 31, 2020, the Company  issued 1,435,099 shares of common stock pursuant to the dividend reinvestment plan.

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

Owl Rock Capital Corporation

Notes To Consolidated Financial Statements – Continued

The following table reflects the common stock issued pursuant to the dividend reinvestment plan during the year ended December 31, 2018.

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

The following table provides information regarding purchases of the Company’s common stock by Goldman, Sachs & Co., as agent, pursuant to the 10b5-1 plan for each month in the year ended December 31, 2020:

Period ($ in millions, except share and per share amounts)	Total Number of Shares Repurchased	Average Price Paid per Share	Approximate Dollar Value of Shares that have been Purchased Under the Plans	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan
January 1, 2020 - January 31, 2020	-	$-	$-	$150.0
February 1, 2020 - February 29, 2020	87,328	$15.17	$1.4	$148.6
March 1, 2020 - March 31, 2020	4,009,218	$12.46	$46.6	$102.0
April 1, 2020 - April 30, 2020	6,235,497	$11.95	$74.3	$27.7
May 1, 2020 - May 31, 2020	2,183,581	$12.76	$27.7	$-
June 1, 2020 - June 30, 2020	-	$-	$-	$-
July 1, 2020 - July 31, 2020	-		$-
August 1, 2020 - August 31, 2020	-		$-
Total	12,515,624		$150.0

On November 3, 2020, the Board approved a repurchase program under which the Company may repurchase up to $100 million of the Company’s outstanding common stock. Under the program, purchases may be made at management’s discretion from time to time in open-market transactions, in accordance with all applicable securities laws and regulations. Unless extended by the Board, the repurchase program will terminate 12-months from the date it was approved. As of December 31, 2020, no repurchases were made under the Repurchase Plan.

Owl Rock Capital Corporation

Notes To Consolidated Financial Statements – Continued

Note 9. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per common share for the years ended December 31, 2020, 2019 and 2018:

	Years Ended December 31,
($ in thousands, except per share amounts)	2020	2019	2018
Increase (decrease) in net assets resulting from operations	$387,740	$498,001	$202,243
Weighted average shares of common stock outstanding—basic and diluted	388,645,561	324,630,279	146,422,371
Earnings per common share-basic and diluted	$1.00	$1.53	$1.38

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

The following reconciles the increase in net assets resulting from operations for the fiscal years ended December 31, 2020, 2019, and 2018 to undistributed taxable income at December 31, 2020, 2019, and 2018, respectively:

	Years Ended December 31,
($ in millions)	2020(1)	2019	2018
Increase in net assets resulting from operations	$387.7	$498.0	$202.2
Adjustments:
Net unrealized (gain) loss on investments	$76.0	$3.8	$43.6
Other income (loss) for tax purposes, not book	14.2	(3.3)	10.4
Deferred organization costs	(0.1)	(0.1)	(0.1)
Other book-tax differences	2.0	2.0	1.7
Realized gain/loss differences	61.6	-	-
Taxable Income	$541.5	$500.4	$257.8

________________

(1)	Tax information for the fiscal year ended December 31, 2020 is estimated and is not considered final until the Company files its tax return.

For the year ended December 31, 2020

Total distributions declared of $605.9 million resulted in a tax dividend amount of $597.9 million that consisted of approximately $581.9 million of ordinary income and $16.0 million of long-term capital gains for the tax year ending December 31, 2020.  The remaining $8.0 million will be reported in tax year December 31, 2021. For the calendar year ended December 31, 2020 the Company had no undistributed ordinary income or capital gains, as well as, $(197.8) million of net unrealized gains (losses) on investments and $(0.7) million of other temporary differences. For the year ended December 31, 2020, 91.9% of distributed ordinary income qualified as interest related dividend which is exempt from U.S. withholding tax applicable to non-U.S. shareholders.

During the year ended December 31, 2020, the Company increased the total distributable earnings (losses) and decreased additional paid in capital. These permanent differences were principally related to $2.0 million attributable to U.S. federal income tax, including excise taxes.

As of December 31, 2020, the net estimated unrealized loss for U.S. federal income tax purposes was $0.2 billion based on a tax cost basis of $11.0 billion. As of December 31, 2020, the estimated aggregate gross unrealized loss for U.S. federal income tax purposes was $0.3 billion and the estimated aggregate gross unrealized gain for U.S. federal income tax purposes was $0.1 billion.

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

Taxable Subsidiaries

Certain of the Company’s consolidated subsidiaries are subject to U.S. federal and state corporate-level income taxes. For the year ended December 31, 2020, the Company recorded a net tax expense of approximately $2.1 million for taxable subsidiaries. For the years ended December 31, 2019 and 2018, the Company did not record a net tax expense for taxable subsidiaries.

The Company recorded a net deferred tax liability of $3.7 million as of December 31, 2020 for taxable subsidiaries, which is significantly related to GAAP to tax outside basis differences in the taxable subsidiaries' investment in certain partnership interests. There was no deferred tax asset or liability as of December 31, 2019.

Owl Rock Capital Corporation

Notes To Consolidated Financial Statements – Continued

Note 11. Financial Highlights

The following are the financial highlights for a common share outstanding during the years ended December 31, 2020, 2019, 2018, 2017 and 2016:

	For the Years Ended December 31,
($ in thousands, except share and per share amounts)	2020	2019		2018	2017	2016
Per share data:
Net asset value, beginning of period	$15.24	$15.10		$15.03	$14.85	$—
Net investment income(1)	1.33	1.54		1.68	1.40	0.42
Net realized and unrealized gain (loss)	(0.35)	0.08		(0.19)	0.13	0.36
Total from operations	0.98	1.62		1.49	1.53	0.78
Repurchase of common shares(2)	0.08	(0.03)		—	-	14.13
Distributions declared from earnings(2)	(1.56)	(1.45)		(1.42)	(1.35)	(0.06)
Total increase (decrease) in net assets	(0.50)	0.14		0.07	0.18	14.85
Net asset value, end of period	$14.74	$15.24		$15.10	$15.03	$14.85
Shares outstanding, end of period	389,966,688	392,129,619		216,204,837	97,959,595	45,833,313
Per share market value at end of period	$12.66	17.89		N/A	N/A	N/A
Total Return, based on market value(3)	(20.1)%	22.0	%(8)	N/A	N/A	N/A
Total Return, based on net asset value(4)	8.7%	10.7%		10.2%	10.6%	(0.6)%
Ratios / Supplemental Data(5)
Ratio of total expenses to average net assets(6)(7)	5.0%	4.4%		6.4%	6.3%	6.5%
Ratio of net investment income to average net assets(7)	9.1%	10.0%		10.9%	9.0%	2.9%
Net assets, end of period	$5,746,434	$5,977,283		$3,264,845	$1,472,579	$680,525
Weighted-average shares outstanding	388,645,561	324,630,279		146,422,371	67,082,905	21,345,191
Total capital commitments, end of period	N/A	N/A		$5,471,160	$5,067,680	$2,313,237
Ratio of total contributed capital to total committed capital, end of period	N/A	N/A		57.4%	27.9%	28.8%
Portfolio turnover rate	14.7%	17.7%		29.1%	30.8%	25.4%

________________

(1)	The per share data was derived using the weighted average shares outstanding during the period.
(2)	The per share data was derived using actual shares outstanding at the date of the relevant transaction.
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
(6)

Prior to the management and incentive fee waivers, the total expenses to average net assets for the years ended December 31, 2020, 2019, 2018, 2017 and 2016 were 7.3%, 5.9%, 6.4%, 6.3% and 6.5%, respectively.

(7)	For the year ended December 31, 2016, the ratio reflects an annualized amount, except in the case of non-recurring expenses (e.g. initial organization expenses).
(8)

Total return based on market value is calculated as the change in market value per share during the respective periods, taking into account dividends and distributions, if any, reinvested in accordance with the Company’s dividend reinvestment plan. The beginning market value per share is based on the initial public offering price of $15.30 per share.

Owl Rock Capital Corporation

Notes To Consolidated Financial Statements – Continued

Note 12. Selected Quarterly Financial Data (Unaudited)

	For the three months ended
(amounts in thousands, except share and per share data)	March 31, 2020	June 30, 2020	September 30, 2020	December 31, 2020
Investment income	$204,732	$190,242	$187,059	$221,254
Net expenses	$58,476	$61,080	$59,622	$106,653
Net investment income (loss)	$146,256	$129,162	$127,437	$114,601
Net realized and unrealized gains (losses)	$(458,846)	$174,457	$88,610	$66,063
Increase (decrease) in net assets resulting from operations	$(312,590)	$303,619	$216,047	$180,664
Net asset value per share as of the end of the quarter	$14.09	$14.52	$14.67	$14.74
Earnings (losses) per share - basic and diluted	$(0.79)	$0.79	$0.56	$0.46

	For the three months ended
(amounts in thousands, except share and per share data)	March 31, 2019	June 30, 2019	September 30, 2019	December 31, 2019
Investment income	$151,475	$176,135	$188,154	$202,255
Net expenses	$55,470	$56,513	$50,248	$56,882
Net investment income (loss)	$96,005	$119,622	$137,906	$145,373
Net realized and unrealized gains (losses)	$18,482	$5,048	$(19,254)	$(5,181)
Increase (decrease) in net assets resulting from operations	$114,487	$124,670	$118,652	$140,192
Net asset value per share as of the end of the quarter	$15.26	$15.28	$15.22	$15.24
Earnings (losses) per share - basic and diluted	$0.49	$0.44	$0.31	$0.36

	For the three months ended
(amounts in thousands, except share and per share data)	March 31, 2018	June 30, 2018	September 30, 2018	December 31, 2018
Investment income	$65,444	$86,100	$110,485	$126,829
Net expenses	$26,767	$33,759	$38,877	$43,933
Net investment income (loss)	$38,677	$52,341	$71,608	$82,896
Net realized and unrealized gains (losses)	$5,599	$(1,626)	$718	$(47,970)
Increase (decrease) in net assets resulting from operations	$44,276	$50,715	$72,326	$34,926
Net asset value per share as of the end of the quarter	$15.14	$15.21	$15.27	$15.10
Earnings (losses) per share - basic and diluted	$0.44	$0.41	$0.44	$0.18

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

None.

Item 9A. Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures

In accordance with Rules 13a-15(b) and 15d-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15I and Rule 15d-15I of the Exchange Act) as of the end of the period covered by this Annual Report on Form 10-K and determined that our disclosure controls and procedures are effective as of the end of the period covered by the Annual Report on Form 10-K.

(b)	Management’s Report on Internal Controls Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act). Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 COSO Framework). Based on our evaluation under the framework in Internal Control—Integrated Framework (2013), management concluded that our internal control over financial reporting was effective as of December 31, 2020.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

(c)	Attestation Report of the Independent Registered Public Accounting Firm

Our independent registered public accounting firm, KPMG LLP, has issued an audit report on the effectiveness of our internal control over financial reporting, which is set forth under the heading “Report of Independent Registered Public Accounting Firm” on page F-2.

(d)	Changes in Internal Controls Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Our Board of Directors

Our Board consists of eight members. The Board is divided into three classes, with the members of each class serving staggered, three-year terms. The terms of our Class I directors will expire at the 2023 annual meeting of shareholders; the terms of our Class II directors will expire at the 2021 annual meeting of shareholders; and the terms of our Class III directors will expire at the 2022 annual meeting of shareholders.

Messrs. Finn and Kaye serve as Class I directors (with terms expiring in 2023). Messrs. Temple and Ostrover and Ms. Weiler serve as Class II directors (with terms expiring in 2021). Messrs. D’Alelio, Packer, and Kirshenbaum serve as Class III directors (with terms expiring in 2022).

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

Name, Address, and Age(1)	Position(s) Held with the Company	Principal Occupation(s) During the Past 5 Years	Term of Office and Length of Time Served(2)	Number of Companies in Fund Complex(3) Overseen by Director	Other Directorships Held by Director or Nominee for Director
Independent Directors
Brian Finn, 60	Director	Private Investor Chief Executive Officer, Asset Management Finance Corporation (through 2013)	Class I Director since 2016; Term expires in 2023	5

Owl Rock Capital Corporation II (“ORCC II”)

Owl Rock Capital Corporation III (“ORCC III”)

Owl Rock Technology Finance Corp. (“ORTF”)

Owl Rock Core Income Corp. ("ORCIC")

The Scotts Miracle Gro Company

Rotor Acquisition Corp.

Eric Kaye, 57	Director	Founder of Kayezen, LLC (formerly ARQ^EX Fitness Systems)	Class I Director since 2016; Term expires in 2023	5	ORCC II ORCC III ORTF ORCIC
Christopher M. Temple, 53	Director	President of DelTex Capital LLC	Class II Director since 2016; Term expires in 2021	5	ORCC II ORCC III ORTF ORCIC Plains All American Pipeline Company

Name, Address, and Age(1)	Position(s) Held with the Company	Principal Occupation(s) During the Past 5 Years	Term of Office and Length of Time Served(2)	Number of Companies in Fund Complex(3) Overseen by Director	Other Directorships Held by Director or Nominee for Director
Melissa Weiler, 56	Director	Private Investor Managing Director and member of the Management Committee of Crescent Capital Group (through 2020)	Class II Director since 2021, Term expires in 2021	5	ORCC II ORCC III ORTF ORCIC
Edward D'Alelio, 68	Chairman of the Board, Director	Retired	Class III Director since 2016; Term expires in 2022	5	ORCC II ORCC III ORTF ORCIC Blackstone/GSO Long Short Credit Fund Blackstone/GSO Sen. Flt Rate Fund
Interested Directors(4)
Douglas I. Ostrover, 58	Director	Co-Founder and Chief Executive Officer of Owl Rock Capital Partners Co-Chief Investment Officer of the Adviser, ORTA, ORDA and ORPFA (the "Owl Rock Advisers") Co-Founder GSO Capital Partners	Class II Director since 2016; Term expires in 2021	5	ORCC II ORCC III ORTF ORCIC

Name, Address, and Age(1)	Position(s) Held with the Company	Principal Occupation(s) During the Past 5 Years	Term of Office and Length of Time Served(2)	Number of Companies in Fund Complex(3) Overseen by Director	Other Directorships Held by Director or Nominee for Director
Craig W. Packer, 54	Chief Executive Officer, President and Director	Co-Founder of Owl Rock Capital Partners Co-Chief Investment Officer of each of the Owl Rock Advisers President and Chief Executive Officer of the Company, ORCC II, ORCC III, ORTF and ORCIC (the "Owl Rock BDCs") Co-Head of Leveraged Finance in the Americas, Goldman Sachs	Class III Director since 2016; Term expires in 2022	5	ORCC II ORCC III ORTF ORCIC
Alan Kirshenbaum, 49	Chief Operating Officer, Chief Financial Officer and Director	Chief Operating Officer and Chief Financial Officer of Owl Rock Capital Partners, each of the Owl Rock Advisers, the Company and ORTF Chief Operating Officer of ORCC II and ORCC III Chief Financial Officer of Sixth Street Specialty Lending, Inc.	Director since 2015 and Class III Director since 2016; Term expires in 2022	5	ORCC II ORCC III ORTF ORCIC

________________

(1)	The address for each director is c/o Owl Rock Capital Corporation, 399 Park Avenue, 38th Floor, New York, New York 10022.
(2)	Directors serve for three‑year terms until the next annual meeting of shareholders and until their successors are duly elected and qualified.
(3)	The term “Fund Complex” refers to the Owl Rock BDCs. Directors and officers who oversee the funds in the Fund Complex are noted.
(4)

“Interested person” of the Company as defined in Section 2(a)(19) of the Investment Company Act of 1940 (the “1940 Act”). Messrs. Ostrover, Packer, and Kirshenbaum are “interested persons” because of their affiliation with the Adviser.

Independent Directors

Mr. Kaye is the founder of Kayezen, LLC (formerly ARQ^EX Fitness Systems), a physical therapy and fitness equipment design company. Prior to founding Kayezen, LLC, Mr. Kaye served as a Vice Chairman and Managing Director of UBS Investment Bank, and a member of the division’s Global Operating and U.S. Executive Committees, from June 2001 to May 2012. For the majority of Mr. Kaye’s tenure with UBS, he was a Managing Director and led the firm’s Exclusive Sales and Divestitures Group, where he focused on advising middle market companies. Prior to joining UBS, Mr. Kaye has served as Global Co Head of Mergers & Acquisitions for Robertson Stephens, an investment banking firm, from February 1998 to June 2001. Mr. Kaye joined Robertson Stephens from PaineWebber where he served as Executive Director and head of the firm’s Technology Mergers & Acquisitions team. Since March 2016 and November 2016 he has served on the boards of directors of the Company and ORCC II, respectively, since August 2018 he has served on the board of directors of ORTF, and since February 2020 and September 2020 he has served on the boards of directors of ORCC III and ORCIC, respectively.

We believe Mr. Kaye’s management positions and experiences in the middle market provide the Board with valuable insight.

Mr. Finn served as the Chief Executive Officer of Asset Management Finance Corporation from 2009 to March 2013 and as its Chairman from 2008 to March 2013. From 2004 to 2008, Mr. Finn was Chairman and Head of Alternative Investments at Credit Suisse Group. Mr. Finn has held many positions within Credit Suisse and its predecessor firms, including President of Credit Suisse First Boston (CSFB), President of Investment Banking, Co President of Institutional Securities, Chief Executive Officer of Credit Suisse USA and a member of the Office of the Chairman of CSFB. He was also a member of the Executive Board of Credit Suisse. Mr. Finn served as principal and partner of private equity firm Clayton, Dubilier & Rice from 1997 to 2002. Mr. Finn currently serves as Chairman of Covr Financial Technologies Corp., a director of The Scotts Miracle Gro Company, and WaveGuide Corporation, Chairman of Star Mountain Capital, a lower middle market credit investment firm, Investment Partner of Nyca Partners, a financial technology venture capital firm, a director of Sarcos Robotics and is CEO and a director of Rotor Acquisition Corp., a publicly traded 'blank check' company. Since March 2016 and November 2016, he has served on the boards of directors of the Company and ORCC II, respectively, since August 2018 he has served on the board of directors of ORTF, and since February 2020 and September 2020 he has served on the boards of directors of ORCC III and ORCIC, respectively. Mr. Finn received a B.S. in Economics from The Wharton School, University of Pennsylvania.

We believe Mr. Finn’s numerous management positions and broad experiences in the financial services sector provide him with skills and valuable insight in handling complex financial transactions and issues, all of which make him well qualified to serve on the Board.

Mr. Temple has served as President of DelTex Capital LLC (a private investment firm) since its founding in 2010. Mr. Temple has served as an Operating Executive/Consultant for Tailwind Capital, LLC, a New York based middle market private equity firm since June 2011. Prior to forming DelTex Capital, Mr. Temple served as President of Vulcan Capital, the investment arm of Vulcan Inc., from May 2009 until December 2009 and as Vice President of Vulcan Capital from September 2008 to May 2009. Prior to joining Vulcan in September 2008, Mr. Temple served as a managing director at Tailwind Capital, LLC from May to August 2008. Prior to joining Tailwind, Mr. Temple was a managing director at Friend Skoler & Co., Inc. from May 2005 to May 2008. From April 1996 to December 2004, Mr. Temple was a managing director at Thayer Capital Partners. Mr. Temple started his career in the audit and tax departments of KPMG’s Houston office and was a licensed CPA from 1989 to 1993. Mr. Temple has served on the board of directors of Plains GP Holdings, L.P., the general partner of Plains All American Pipeline Company since November 2016 and has served as a member of the Plains GP Holdings, L.P. compensation committee since November 2020 and as a director of Plains All American Pipeline, L.P’s (“PAA”) general partner from May 2009 to November 2016. He was a member of the PAA Audit Committee from 2009 to 2016. Prior public board service includes board and audit committee service for Clear Channel Outdoor Holdings from April 2011 to May 2016 and on the board and audit committee of Charter Communications Inc. from November 2009 through January 2011. In addition to public boards, as part of his role with Tailwind, Mr. Temple has served on private boards including Brawler Industries, and National HME and currently serves on the boards of Loenbro, Inc. and HMT, LLC. Since March 2016 and November 2016 he has served on the boards of directors of the Company and ORCC II, respectively, since August 2018 he has served on the board of directors of ORTF and since February 2020 and September 2020 he has served on the boards of directors of ORCC III and ORCIC, respectively. Mr. Temple holds a B.B.A., magna cum laude, from the University of Texas and an M.B.A. from Harvard.

We believe Mr. Temple’s broad investment management background, together with his financial and accounting knowledge, brings important and valuable skills to the Board.

Mr. D’Alelio was formerly a Managing Director and CIO for Fixed Income at Putnam Investments, Boston, where he served from 1989 until he retired in 2002. While at Putnam, he served on the Investment Policy Committee, which was responsible for oversight of all investments. He also sat on various Committees including attribution and portfolio performance. Prior to joining Putnam, he was a portfolio manager at Keystone Investments and prior to that, he was an Investment Analyst at The Hartford Ins. Co. Since 2002, Mr. D’Alelio has served as an Executive in Residence at the University of Mass., Boston—School of Management. He is also chair of the investment committee of the Umass Foundation and chair of the Umass Memorial Hospital investment committee and serves on its corporate board. He serves on the Advisory Committees of Ceres Farms. Since September 2009, he has served as director of Vermont Farmstead Cheese. Since January 2008 he has served on the board of Blackstone/GSO Long Short Credit Fund & Blackstone/GSO Sen. Flt Rate Fund. Since March 2016 and November 2016, he has served on the boards of directors of the Company and ORCC II, respectively, since August 2018 he has served on the board of directors of ORTF, and since February 2020 and September 2020 he has served on the boards of directors of ORCC III and ORCIC, respectively. Mr. D’Alelio’s previous corporate board assignments include Archibald Candy, Doane Pet Care and Trump Entertainment Resorts. Mr. D’Alelio is a graduate of the Univ. of Mass Boston and has an M.B.A. from Boston University.

We believe Mr. D’Alelio’s numerous management positions and broad experiences in the financial services sector provide him with skills and valuable insight in handling complex financial transactions and issues, all of which make him well qualified to serve on the Board.

Ms. Weiler was formerly a Managing Director and a member of the Management Committee of Crescent Capital Group, a Los Angeles-based asset management firm (“Crescent”), where she served from January 2011 until she retired in December 2020. During that time, Ms. Weiler was responsible for the oversight of Crescent’s CLO management business from July 2017 through December 2020, and managed several multi-strategy credit funds from January 2011 through June 2017. During her tenure at Crescent, she also served on the Risk Management and Diversity & Inclusion committees. From October 1995 to December 2010, Ms. Weiler was a Managing Director at Trust Company of the West, a Los Angeles-based asset management firm (“TCW”). At TCW, she managed several multi-strategy credit funds from July 2006 to December 2010, and served as lead portfolio manager for TCW’s high-yield bond strategy from October 1995 to June 2006. Ms. Weiler is a member of the Cedars-Sinai Board of Governors and is actively involved in 100 Women in Finance. Ms. Weiler holds a B.S. in Economics from the Wharton School at the University of Pennsylvania. Ms. Weiler joined the boards of the Company, ORCC II, ORCC III, ORTF and ORCIC in 2021.

We believe Ms. Weiler’s broad investment management background, together with her financial and accounting knowledge, brings important and valuable skills to the Board.

Interested Directors

Mr. Ostrover is a Co‑Founder of Owl Rock Capital Partners LP and also serves as Chief Executive Officer and Co‑Chief Investment Officer of the Owl Rock Advisers, and is a member of the Investment Committee of each of the Owl Rock BDCs. In addition, Mr. Ostrover has served on the boards of directors of the Company and ORCC II since March 2016 and November 2016, respectively, on the board of directors of ORTF since August 2018, and on the boards of directors of ORCC III and ORCIC since February 2020 and September 2020, respectively. Prior to co‑founding Owl Rock, Mr. Ostrover was one of the founders of GSO Capital Partners (GSO), Blackstone’s alternative credit platform, and a Senior Managing Director at Blackstone until June 2015. Prior to co‑founding GSO in 2005, Mr. Ostrover was a Managing Director and Chairman of the Leveraged Finance Group of Credit Suisse First Boston (CSFB). Prior to his role as Chairman, Mr. Ostrover was Global Co‑Head of CSFB’s Leveraged Finance Group, during which time he was responsible for all of CSFB’s origination, distribution and trading activities relating to high yield securities, leveraged loans, high yield credit derivatives and distressed securities. Mr. Ostrover was a member of CSFB’s Management Council and the Fixed Income Operating Committee. Mr. Ostrover joined CSFB in November 2000 when CSFB acquired Donaldson, Lufkin & Jenrette (“DLJ”), where he was a Managing Director in charge of High Yield and Distressed Sales, Trading and Research. Mr. Ostrover had been a member of DLJ’s high yield team since he joined the firm in 1992. Mr. Ostrover is actively involved in non‑profit organizations including serving on the Board of Directors of the Michael J. Fox Foundation. Mr. Ostrover is also a board member of the Brunswick School. Mr. Ostrover received a B.A. in Economics from the University of Pennsylvania and an M.B.A. from New York University Stern School of Business.

We believe Mr. Ostrover’s depth of experience in corporate finance, capital markets and financial services, gives the Board valuable industry‑specific knowledge and expertise on these and other matters, and his history with us and the Adviser, provide an important skillset and knowledge base to the Board.

Mr. Packer is a Co‑Founder of Owl Rock Capital Partners LP and also serves as Co‑Chief Investment Officer of the Owl Rock Advisers and President and Chief Executive Officer of each of the Owl Rock BDCs and is a member of the Investment Committee of each of the Owl Rock BDCs. In addition, Mr. Packer has served on the boards of directors of the Company and ORCC II since March 2016 and November 2016, respectively, on the board of directors of ORTF since August 2018, and on the boards of directors of ORCC III and ORCIC since February 2020 and September 2020, respectively. Prior to co‑founding Owl Rock, Mr. Packer was Co‑Head of Leveraged Finance in the Americas at Goldman, Sachs & Co., where he served on the Firmwide Capital Committee, Investment Banking Division (“IBD”) Operating Committee, IBD Client and Business Standards Committee and the IBD Risk Committee. Mr. Packer joined Goldman, Sachs & Co. as a Managing Director and Head of High Yield Capital Markets in 2006 and was named partner in 2008. Prior to joining Goldman Sachs, Mr. Packer was the Global Head of High Yield Capital Markets at Credit Suisse First Boston, and before that he worked at Donaldson, Lufkin & Jenrette Mr. Packer serves as Treasurer and member of the Board of Trustees of Greenwich Academy, and Co‑Chair of the Honorary Board of Kids in Crisis, a nonprofit organization that serves children in Connecticut, and on the Advisory Board for the McIntire School of Commerce, University of Virginia. Mr. Packer earned a B.S. from the University of Virginia and an M.B.A. from Harvard Business School.

We believe Mr. Packer’s depth of experience in corporate finance, capital markets and financial services gives the Board valuable industry‑specific knowledge and expertise on these and other matters, and his history with us and the Adviser, provide an important skillset and knowledge base to the Board.

Mr. Kirshenbaum is Chief Operating Officer and Chief Financial Officer of Owl Rock Capital Partners LP and also serves as the Chief Operating Officer and Chief Financial Officer of the Owl Rock Advisers, the Company and ORTF, and the Chief Operating Officer of ORCC II and ORCC III. In addition, Mr. Kirshenbaum has served on the boards of directors of the Company and ORCC II since October 2015, on the board of directors of ORTF since July 2018 and on the boards of directors of ORCC III and ORCIC since January 2020 and April 2020, respectively. Prior to Owl Rock, Mr. Kirshenbaum was Chief Financial Officer of Sixth Street Specialty Lending, Inc., a business development company traded on the NYSE (TSLX). Mr. Kirshenbaum was responsible for building and overseeing TSLX’s finance, treasury, accounting and operations functions from August 2011 through October 2015, including during its initial public offering in March 2014. From 2011 to 2013, Mr. Kirshenbaum was also Chief Financial Officer of TPG Special Situations Partners. From 2007 to 2011, Mr. Kirshenbaum was the Chief Financial Officer of Natsource, a private investment firm and, prior to that, Managing Director, Chief Operating Officer and Chief Financial Officer of MainStay Investments. Mr. Kirshenbaum joined Bear Stearns Asset Management (“BSAM”) in 1999 and was BSAM’s Chief Financial Officer from 2003 to 2006. Before joining BSAM, Mr. Kirshenbaum worked in public accounting at KPMG and J.H. Cohn. Mr. Kirshenbaum is actively involved in a variety of non‑profit organizations including the Boy Scouts of America and as trustee for the Jewish Federation of Greater MetroWest NJ. Mr. Kirshenbaum is also a member of the Rutgers University Dean’s Cabinet. Mr. Kirshenbaum received a B.S. from Rutgers University and an M.B.A. from New York University Stern School of Business.

We believe Mr. Kirshenbaum’s finance and operations experience, including serving as chief financial officer for a publicly traded business development company and prior experience going through the initial public offering process, as well as a history with us and the Adviser, provide an important skillset and knowledge base to the Board.

Meetings and Attendance

The Board met thirteen times during 2020 and acted on various occasions by written consent. Each director attended all meetings of the Board (held during the period for which he has been a director) except for Messrs. Finn and Temple who did not attend one meeting of the Board, Mr. Packer who did not attend two meetings of the Board, and Mr. Ostrover who did not attend five meetings of the Board.

Board Attendance at the Annual Meeting

Our policy is to encourage our directors to attend each annual meeting; however, such attendance is not required at this time. All of our then-current directors attended the 2020 annual meeting of shareholders.

Board Leadership Structure and Role in Risk Oversight

Overall responsibility for our oversight rests with the Board. We have entered into the Investment Advisory Agreement pursuant to which the Adviser will manage the Company on a day-to-day basis. The Board is responsible for overseeing the Adviser and our other service providers in accordance with the provisions of the 1940 Act, applicable provisions of state and other laws and our charter. The Board is currently composed of eight members, five of whom are directors who are not “interested persons” of the Company or the Adviser as defined in the 1940 Act. The Board meets in person at regularly scheduled quarterly meetings each year. In addition, the Board may hold special in-person or telephonic meetings or informal conference calls to discuss specific matters that may arise or require action between regular meetings. As described below, the Board has established a Nominating and Corporate Governance Committee, a Compensation Committee and an Audit Committee, and may establish ad hoc committees or working groups from time to time, to assist the Board in fulfilling its oversight responsibilities. The Board has appointed Edward D’Alelio, an independent director, to serve in the role of Chairman of the Board. The Chairman’s role is to preside at all meetings of the Board and to act as a liaison with the Adviser, counsel and other directors generally between meetings. The Chairman serves as a key point person for dealings between management and the directors. The Chairman also may perform such other functions as may be delegated by the Board from time to time. The Board reviews matters related to its leadership structure annually. The Board has determined that the Board’s leadership structure is appropriate because it allows the Board to exercise informed and independent judgment over the matters under its purview and it allocates areas of responsibility among committees of directors and the full Board in a manner that enhances effective oversight.

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

As of the date of this Form 10-K, the members of each of the Board’s committees are as follows (the names of the respective committee chairperson are bolded):

Audit Committee	Nominating and Corporate Governance Committee	Compensation Committee
Edward D'Alelio	Edward D'Alelio	Edward D'Alelio
Christopher M. Temple	Christopher M. Temple	Christopher M. Temple
Eric Kaye	Eric Kaye	Eric Kaye
Brian Finn	Brian Finn	Brian Finn
Melissa Weiler	Melissa Weiler	Melissa Weiler

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

(b)	prepares an Audit Committee report, if required by the SEC, to be included in our annual proxy statement;
(c)	oversees the scope of the annual audit of our financial statements, the quality and objectivity of our financial statements, accounting and financial reporting policies and internal controls;
(d)	determines the selection, appointment, retention and termination of our independent registered public accounting firm, as well as approving the compensation thereof;
(e)	pre-approves all audit and non-audit services provided to us and certain other persons by such independent registered public accounting firm; and
(f)	acts as a liaison between our independent registered public accounting firm and the Board.

The Audit Committee had eight formal meetings in 2020. Each member of the Audit Committee (during the period for which he has been a member of the committee) who served on such committee during the 2020 fiscal year attended all of the meetings held during 2020, except for Mr. Finn who did not attend one meeting of the Audit Committee.

Our Board has determined that Christopher M. Temple and Brian Finn qualify as “audit committee financial experts” as defined in Item 407 of Regulation S-K under the Exchange Act.

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

Nominating and Corporate Governance Committee Governance, Responsibilities and Meetings

In accordance with its written charter adopted by the Board, the Nominating and Corporate Governance Committee:

(a)

recommends to the Board persons to be nominated by the Board for election at the Company’s meetings of our shareholders, special or annual, if any, or to fill any vacancy on the Board that may arise between shareholder meetings;

(b)	makes recommendations with regard to the tenure of the directors;
(c)	is responsible for overseeing an annual evaluation of the Board and its committee structure to determine whether the structure is operating effectively; and
(d)	recommends to the Board the compensation to be paid to the independent directors of the Board.

The Nominating and Corporate Governance Committee will consider for nomination to the Board candidates submitted by our shareholders or from other sources it deems appropriate.

The Nominating and Corporate Governance Committee had three formal meetings in 2020. Each member of the Nominating and Corporate Governance Committee (during the period for which he has been a member of the committee) who served on such committee during the 2020 fiscal year attended all of the meetings held during 2020.

Director Nominations

Nomination for election as a director may be made by, or at the direction of, the Nominating and Corporate Governance Committee or by shareholders in compliance with the procedures set forth in our bylaws.

Shareholder proposals or director nominations to be presented at the annual meeting of shareholders, other than shareholder proposals submitted pursuant to the SEC’s Rule 14a-8, must be submitted in accordance with the advance notice procedures and other requirements set forth in our bylaws. These requirements are separate from the requirements discussed above to have the shareholder nomination or other proposal included in our proxy statement and form of proxy/voting instruction card pursuant to the SEC’s rules.

Our bylaws require that the proposal or recommendation for nomination must be delivered to, or mailed and received at, the principal executive offices of the Company not earlier than the 150th day prior to the one year anniversary of the date the Company’s proxy statement for the preceding year’s annual meeting, or later than the 120th day prior to the first anniversary of the date of the proxy statement for the preceding year’s annual meeting. If the date of the annual meeting has changed by more than 30 days from the first anniversary of the date of the preceding year’s annual meeting, shareholder proposals or director nominations must be so received not earlier than the 150th day prior to the date of such annual meeting and not later than the 120th day prior to the date of such annual meeting or the tenth day following the day on which public announcement of the date of such meeting is first made.

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

The Nominating and Corporate Governance Committee’s goal is to assemble a board that brings to the Company a variety of perspectives and skills derived from high-quality business and professional experience.

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

The Board has not adopted a formal policy with regard to the consideration of diversity in identifying director nominees. In determining whether to recommend a director nominee, the Nominating and Corporate Governance Committee considers and discusses diversity, among other factors, with a view toward the needs of the Board as a whole. The Board generally conceptualizes diversity expansively to include, without limitation, concepts such as race, gender, national origin, differences of viewpoint, professional experience, education, skill and other qualities that contribute to the Board, when identifying and recommending director nominees. The Board believes that the inclusion of diversity as one of many factors considered in selecting director nominees is consistent with the Board’s goal of creating a Board that best serves the needs of the Company and the interests of its shareholders.

Compensation Committee Governance, Responsibilities and Meetings

In accordance with its written charter adopted by the Board, the Compensation Committee:

(a)	determines, or recommends to the Board for determination, the compensation, if any, of our chief executive officer and all other executive officers; and
(b)	assists the Board with matters related to compensation generally, except with respect to the compensation of the directors.

As none of our executive officers are currently compensated by us, the Compensation Committee will not produce and/or review a report on executive compensation practices. The Compensation Committee had one formal meeting in 2020. Each member of the Compensation Committee (during the period for which he has been a member of the committee) who served on such committee during the 2020 fiscal year attended the meeting.

Section 16(a) Beneficial Ownership Reporting Compliance

Pursuant to Section 16(a) of the Exchange Act, the Company’s directors and executive officers, and any persons holding more than 10% of its shares, are required to report their beneficial ownership and any changes therein to the SEC and the Company. Specific due dates for those reports have been established, and the Company is required to report herein any failure to file such reports by those due dates. Based on the Company’s review of Forms 3, 4, and 5 filed by such persons and information provided by the Company’s directors and officers, the Company believes that during the fiscal year ended December 31, 2020, all Section 16(a) filing requirements applicable to such persons were timely filed.

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

Information about Executive Officers Who Are Not Directors

The following sets forth certain information regarding the executive officers of the Company who are not directors of the Company.

Name	Age	Position	Officer Since
Karen Hager	48	Chief Compliance Officer	2018
Bryan Cole	36	Chief Accounting Officer	2017
Alexis Maged	55	Vice President	2017
Neena Reddy	42	Vice President	2019

The address for each of our executive officers is c/o Owl Rock Capital Corporation, 399 Park Avenue, 38th Floor, New York, New York 10022.

Ms. Hager is a Managing Director of Owl Rock Capital Partners LP and also serves as the Chief Compliance Officer of each of the Owl Rock Advisers and each of the Owl Rock BDCs. Prior to joining Owl Rock in March 2018, Ms. Hager was Chief Compliance Officer at Abbott Capital Management. Previous to Abbott, Ms. Hager worked as SVP, Director of Global Compliance and Chief Compliance Officer at The Permal Group, and as Director of Compliance at Dominick & Dominick Advisors LLC. Prior to joining Dominick & Dominick Advisors LLC, Ms. Hager was a Senior Securities Compliance Examiner/Staff Accountant at the US Securities and Exchange Commission. Ms. Hager received a B.S. in Accounting from Brooklyn College of the City University of New York.

Mr. Cole is a Managing Director of Owl Rock Capital Partners and serves as the Chief Accounting Officer and Treasurer for each of the Owl Rock BDCs and ORCC III, and as Chief Financial Officer of ORCC II, ORCC III and ORCIC. Prior to joining Owl Rock in January 2016, Mr. Cole was Assistant Controller of Business Development Corporation of America, a non-traded business development company, where he was responsible for overseeing the finance, accounting, financial reporting, operations and internal controls functions. Preceding that role, Mr. Cole worked within the Financial Services—Alternative Investments practice of PwC where he specialized in financial reporting, fair valuation of illiquid investments and structured products, internal controls and other technical accounting matters pertaining to alternative investment advisors, hedge funds, business development companies and private equity funds. Mr. Cole received a B.S. in Accounting from Fordham University and is a licensed Certified Public Accountant in New York.

Mr. Maged is a Managing Director of Owl Rock Capital Partners LP and also serves as the Head of Credit for each of the Owl Rock Advisers and as Vice President of each of the Owl Rock BDCs and ORCC III and is a member of the Investment Committee of each of the Owl Rock BDCs. Prior to joining Owl Rock in 2016, Mr. Maged was Chief Financial Officer of Barkbox, Inc., a New York based provider of pet themed products and technology, from 2014 to 2015. Prior to that, Mr. Maged was a Managing Director with Goldman Sachs & Co. from 2007 until 2014. At Goldman Sachs & Co., Mr. Maged held several leadership positions, including Chief Operating Officer of the investment bank’s Global Credit Finance businesses, Co-Chair of the Credit Markets Capital Committee and a member of the Firmwide Capital Committee. Prior to assuming that role in 2011, Mr. Maged served as Chief Underwriting Officer for the Americas and oversaw the U.S. Bank Debt Portfolio Group and US Loan Negotiation Group. From mid-2007 to the end of 2008, Mr. Maged was Head of Bridge Finance Capital Markets in the Americas Financing Group’s Leveraged Finance Group, where he coordinated the firm’s High Yield Bridge Lending and Syndication business. Prior to joining Goldman, Sachs & Co, Mr. Maged was Head of the Bridge Finance Group at Credit Suisse and also worked in the Loan Capital Markets Group at Donaldson, Lufkin and Jenrette. Upon DLJ’s merger with Credit Suisse in 2000, Mr. Maged joined Credit Suisse’s Syndicated Loan Group and, in 2003, founded its Bridge Finance Group. Earlier in his career, Mr. Maged was a member of the West Coast Sponsor Coverage Group at Citigroup and the Derivatives Group at Republic National Bank, as well as a founding member of the Loan Syndication Group at Swiss Bank Corporation. Mr. Maged received a B.A. from Vassar College and an M.B.A. from New York University Stern School of Business.

Ms. Reddy is a Managing Director of Owl Rock Capital Partners LP, General Counsel and Chief Legal Officer of each of the Owl Rock Advisers and also serves as Vice President and Secretary of each of the Owl Rock BDCs. Prior to joining Owl Rock in June 2019, Ms. Reddy was counsel at Goldman Sachs Asset Management, where she was responsible for direct alternative products, including private credit. Previously, Ms. Reddy was an attorney at Boies Schiller Flexner LLP and Debevoise & Plimpton LLP. Ms. Reddy received a B.A. in English from Georgetown University and a J.D. from New York University School of Law. Prior to becoming an attorney, Ms. Reddy was a financial analyst at Goldman, Sachs & Co.

Portfolio Managers

The management of our investment portfolio is the responsibility of the Adviser and the Investment Committee. We consider these individuals to be our portfolio managers. The Investment Team, is led by Douglas I. Ostrover, Marc S. Lipschultz and Craig W. Packer and is supported by certain members of the Adviser’s senior executive team and the Investment Committee. The Investment Team, under the Investment Committee’s supervision, sources investment opportunities, conducts research, performs due diligence on potential investments, structures our investments and will monitor our portfolio companies on an ongoing basis. The Investment Committee meets regularly to consider our investments, direct our strategic initiatives and supervise the actions taken by the Adviser on our behalf. In addition, the Investment Committee reviews and determines whether to make prospective investments and monitors the performance of the investment portfolio. Each investment opportunity requires the unanimous approval of the Investment Committee. Follow-on investments in existing portfolio companies may require the Investment Committee’s approval beyond that obtained when the initial investment in the portfolio company was made. In addition, temporary investments, such as those in cash equivalents, U.S. government securities and other high quality debt investments that mature in one year or less, may require approval by the Investment Committee. The compensation packages of certain Investment Committee members from the Adviser include various combinations of discretionary bonuses and variable incentive compensation based primarily on performance for services provided.

None of the Adviser’s investment professionals receive any direct compensation from us in connection with the management of our portfolio. Certain members of the Investment Committee, through their financial interests in the Adviser, are entitled to a portion of the profits earned by the Adviser, which includes any fees payable to the Adviser under the terms of the Investment Advisory Agreement, less expenses incurred by the Adviser in performing its services under the Investment Advisory Agreement.

The Investment Team performs a similar role for ORCC II, ORCC III and ORCIC and certain members of the Investment Team also perform a similar role for ORTF, from which the Adviser and its affiliates may receive incentive fees. See “ITEM 1. BUSINESS – Affiliated Transactions” for a description of the Owl Rock Advisers’ allocation policy governing allocations of investments among us and other investment vehicles with similar or overlapping strategies, as well as a description of certain other relationships between us and the Adviser. See “ITEM 1A. RISK FACTORS —We may compete for capital and investment opportunities with other entities managed by our Adviser or its affiliates, subjecting our Adviser to certain conflicts of interests” for a discussion of potential conflicts of interests.

The members of the Investment Committee function as portfolio managers with the most significant responsibility for the day-to-day management of our portfolio. The Investment Committee is comprised of Douglas I. Ostrover, Marc S. Lipschultz, Craig W. Packer and Alexis Maged. Information regarding the Investment Committee, is as follows:

Name	Year of Birth
Douglas I. Ostrover	1962
Marc S. Lipschultz	1969
Craig W. Packer	1966
Alexis Maged	1965

In addition to managing our investments, as of December 31, 2020, our portfolio managers also managed investments on behalf of the following entities:

Name	Entity	Investment Focus	Gross Assets ($ in millions)
Owl Rock Capital Corporation II	Business development company	U.S. middle-market lending	$2,199.7
Owl Rock Capital Corporation III	Business development company	U.S. middle-market lending	$515.8
Owl Rock Technology Finance Corp.	Business development company	U.S. middle-market lending	$3,157.9
Owl Rock Core Income Corp.	Business development company	U.S. middle-market lending	$22.6

As of December 31, 2020, our portfolio managers also managed 4 private funds (the "Owl Rock Private Funds" and together with the Owl Rock BDCs, the "Owl Rock Clients") with a total of approximately $2.5 billion in gross assets.

The management and incentive fees payable by the Owl Rock Clients are based on the gross or net assets and performance, respectively of each Owl Rock Client.

        Biographical information regarding the member of the Investment Committee, who is not a director or executive officer of the Company is as follows:

        Marc S. Lipschultz

        Mr. Lipschultz is a Co-Founder and the President of Owl Rock Capital Partners, the Co-Chief Investment Officer of each of the Owl Rock Advisers, and is a member of the Adviser’s Investment Committee. Prior to founding Owl Rock, Mr. Lipschultz spent more than two decades at KKR, and he served on the firm’s Management Committee and as the Global Head of Energy and Infrastructure. Mr. Lipschultz has a wide range of experience in alternative investments, including leadership roles in private equity, infrastructure and direct-asset investing. Prior to joining KKR, Mr. Lipschultz was with Goldman, Sachs & Co., where he focused on mergers and acquisitions and principal investment activities. He received an A.B. with honors and distinction, Phi Beta Kappa, from Stanford University and an M.B.A. with high distinction, Baker Scholar, from Harvard Business School. Mr. Lipschultz serves on the board of the Hess Corporation and is actively involved in a variety of nonprofit organizations, serving as a trustee or board member of the American Enterprise Institute for Public Policy Research, Michael J. Fox Foundation, Mount Sinai Health System, Riverdale Country School and as the Chairman Emeritus of the board of directors of the 92nd Street Y.

        The table below shows the dollar range of shares of our common stock to be beneficially owned by the members of the Investment Committee as of February 19, 2021 stated as one of the following dollar ranges: None; $1-$10,000; $10,001- $50,000; $50,001-$100,000; or Over $100,000. For purposes of this Annual Report, the term “Fund Complex” is defined to include the Owl Rock BDCs.

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
(2)

The dollar range of equity securities of the Company beneficially owned by directors of the Company, if applicable, is calculated by multiplying the closing price of the Company’s common stock of $13.89 on February 19, 2021 the New York Stock Exchange (“NYSE”), times the number of shares of the Company’s common stock beneficially owned.

(3)

The dollar range of Equity Securities in the Fund Complex beneficially owned by directors of the Company, if applicable, is the sum of (a) the product obtained by multiplying the current net offering price of Owl Rock Capital Corporation II, times the number of shares of Owl Rock Capital Corporation II beneficially owned, (b) the product obtained by multiplying the net asset value per share of Owl Rock Capital Corporation III as of December 31, 2020, by the number of shares of Owl Rock Capital Corporation III beneficially owned, (c) the product obtained by multiplying the net asset value per share of Owl Rock Technology Finance Corp. as of December 31, 2020, by the number of shares of Owl Rock Technolocy Finance Corp. beneficially owned, (d) the product obtained by multiplying the current net offering price of Owl Rock Core Income Corp., times the number of shares of Owl Rock Core Income Corp. beneficially owned and (e) the total dollar range of equity securities in the Company beneficially owned by the director.

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

The table below sets forth the compensation received by each director from the Company and the Fund Complex for service during the fiscal year ended December 31, 2020:

Name	Fees Earned and Paid in Cash by the Company	Total Compensation from the Company	Total Compensation from the Fund Complex
Edward D'Alelio	$227,500	$227,500	$963,540
Christopher M. Temple	$215,000	$215,000	$917,224
Eric Kaye	$215,000	$215,000	$917,224
Brian Finn	$199,000	$199,000	$843,249

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

Beneficial ownership is determined in accordance with the rules and regulations of the SEC. These rules generally provide that a person is the beneficial owner of securities if such person has or shares the power to vote or direct the voting thereof, or to dispose or direct the disposition thereof or has the right to acquire such powers within 60 days. The following table sets forth, as of February 19, 2021 the beneficial ownership according to information furnished to us by such persons or publicly available filings. Ownership information for those persons who beneficially own 5% or more of the outstanding shares of our common stock is based upon filings by such persons with the SEC and other information obtained from such persons of each current director, the nominees for director, the Company’s executive officers, the executive officers and directors as a group, and each person known to us to beneficially own 5% or more of the outstanding shares of our common stock.

The percentage ownership is based on 391,401,787 shares of our common stock outstanding as of February 19, 2021. To our knowledge, except as indicated in the footnotes to the table, each of the shareholders listed below has sole voting and/or investment power with respect to shares of our common stock beneficially owned by such shareholder.

Name and Address	Number of Shares Owned	Percentage of Class Outstanding
5% Owners
Regents of the University of California(1)	42,690,843	11%
State of New Jersey Common Pension Fund E(2)	29,227,512	7%
Interested Directors
Douglas I. Ostrover(3)	6,701,953	2%
Craig W. Packer	290,849	*
Alan Kirshenbaum	27,993	*
Independent Directors
Brian Finn(4)	42,971	*
Edward D'Alelio	—	0%
Eric Kaye	15,395	*
Christopher M. Temple	15,664	*
Melissa Weiler	—	0%
Executive Officers
Karen Hager	—	0%
Bryan Cole	—	0%
Alexis Maged	15,000	*
Neena Reddy	—	0%
All officers and directors as a group (12 persons)(5)	7,109,825	2%

________________

* Less than 1%

(1)	The address of Regents of the University of California is 1111 Broadway, 21st Floor, Oakland, CA 94607.
(2)	The address of the State of New Jersey Common Pension Fund E is 50 West State Street, 9th Floor, PO Box 290, Trenton, NJ 08625.
(3)

Includes 2,776,465 shares held directly by Mr. Ostrover, 1,675,488 shares held by DIO Family LLC, a Delaware limited liability company of which Julia Ostrover, Mr. Ostrover’s wife, is the sole manager, and 2,250,000 shares held by Rose I LLC. Mr. Ostrover disclaims beneficial ownership of these securities except to the extent of his pecuniary interest therein.

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

Dollar Range of Equity Securities Beneficially Owned by Directors

The table below shows the dollar range of equity securities of the Company and the aggregate dollar range of equity securities of the Fund Complex that were beneficially owned by each director as of February 19, 2021 stated as one of the following dollar ranges: None; $1 $10,000; $10,001  $50,000; $50,001 $100,000; or Over $100,000. For purposes of this Form 10-K, the term “Fund Complex” is defined to include the Company, Owl Rock Capital Corporation II, Owl Rock Capital Corporation III, Owl Rock Technology Finance Corp. and Owl Rock Core Income Corp.

Name of Director	Dollar Range of Equity Securities in Owl Rock Capital Corporation(1)(2)	Aggregate Dollar Range of Equity Securities in the Fund Complex(1)(3)
Interested Directors
Douglas I. Ostrover	over $100,000	over $100,000
Craig W. Packer	over $100,000	over $100,000
Alan Kirshenbaum	over $100,000	over $100,000
Independent Directors
Brian Finn	over $100,000	over $100,000
Edward D'Alelio	—	over $100,000
Eric Kaye	over $100,000	over $100,000
Christopher M. Temple	over $100,000	over $100,000
Melissa Weiler	—	—

________________

(1)	Beneficial ownership has been determined in accordance with Rule 16a 1(a)(2) of the Exchange Act.
(2)

The dollar range of equity securities of the Company beneficially owned by directors of the Company, if applicable, is calculated by multiplying the closing price of the Company’s common stock of $13.89 on February 19, 2021 on the New York Stock Exchange (“NYSE”), times the number of shares of the Company’s common stock beneficially owned.

(3)

The dollar range of Equity Securities in the Fund Complex beneficially owned by directors of the Company, if applicable, is the sum of (a) the product obtained by multiplying the current net offering price of Owl Rock Capital Corporation II, times the number of shares of Owl Rock Capital Corporation II beneficially owned, (b) the product obtained by multiplying the net asset value per share of Owl Rock Capital Corporation III as of December 31, 2020, by the number of shares of Owl Rock Capital Corporation III beneficially owned, (c) the product obtained by multiplying the net asset value per share of Owl Rock Technology Finance Corp. as of December 31, 2020, by the number of shares of Owl Rock Technolocy Finance Corp. beneficially owned, (d) the product obtained by multiplying the current net offering price of Owl Rock Core Income Corp., times the number of shares of Owl Rock Core Income Corp. beneficially owned and (e) the total dollar range of equity securities in the Company beneficially owned by the director.

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

Our executive officers, certain of our directors and certain other finance professionals of Owl Rock Capital Partners also serve as executives of the Owl Rock Advisers and officers and directors of the Company and certain professionals of Owl Rock Capital Partners and the Adviser are officers of Owl Rock Capital Securities LLC. In addition, our executive officers and directors and the members of the Adviser and members of its investment committee serve or may serve as officers, directors or principals of entities that operate in the same, or a related, line of business as we do (including the Owl Rock Advisers) including serving on their respective investment committees and/or on the investment committees of investments funds, accounts or other investment vehicles managed by our affiliates which may have investment objective similar to our investment objective. At time we may compete with the Owl Rock Clients, for capital and investment opportunities. As a result, we may not be given the opportunity to participate in certain investments made by the Owl Rock Clients. This can create a potential conflict when allocating investment opportunities among us and such other Owl Rock Clients. An investment opportunity that is suitable for multiple clients of the Owl Rock Advisers may not be capable of being shared among some or all of such clients and affiliates due to the limited scale of the opportunity or other factors, including regulatory restrictions imposed by the 1940 Act. However, in order for the Adviser and its affiliates to fulfill their fiduciary duties to each of their clients, the Owl Rock Advisers have put in place an investment allocation policy that seeks to ensure the fair and equitable allocation of investment opportunities over time and addresses the co-investment restrictions set forth under the 1940 Act.

Allocation of Investment Opportunities

The Owl Rock Advisers intend to allocate investment opportunities in a manner that is fair and equitable over time and is consistent with its allocation policy, so that no client of the Adviser or its affiliates is disadvantaged in relation to any other client of the Adviser or its affiliates, taking into account such factors as the relative amounts of capital available for new investments, cash on hand, existing commitments and reserves, the investment programs and portfolio positions of the participating investment accounts, the clients for which participation is appropriate, targeted leverage level, targeted asset mix and any other factors deemed appropriate. The Owl Rock Advisers intend to allocate common expenses among us and other clients of the Adviser and its affiliates in a manner that is fair and equitable over time or in such other manner as may be required by applicable law or the Investment Advisory Agreement. Fees and expenses generated in connection with potential portfolio investments that are not consummated will be allocated in a manner that is fair and equitable over time and in accordance with policies adopted by the Owl Rock Advisers and the Investment Advisory Agreement.

The Owl Rock Advisers have put in place an investment allocation policy that seeks to ensure the equitable allocation of investment opportunities and addresses the co-investment restrictions set forth under the 1940 Act. When we engage in co-investments as permitted by the exemptive relief described below, we will do so in a manner consistent with the Owl Rock Advisers’ allocation policy. In situations where co-investment with other entities managed by the Adviser or its affiliates is not permitted or appropriate, such as when there is an opportunity to invest in different securities of the same issuer, a committee comprised of certain executive officers of the Owl Rock Advisers (including executive officers of the Adviser) along with other officers and employees, will need to decide whether we or such other entity or entities will proceed with the investment. The allocation committee will make these determinations based on the Owl Rock Advisers’ allocation policy, which generally requires that such opportunities be offered to eligible accounts in a manner that will be fair and equitable over time.

The Owl Rock Advisers’ allocation policy is designed to manage the potential conflicts of interest between the Adviser’s fiduciary obligations to us and its or its affiliates’ similar fiduciary obligations to other Owl Rock Clients, however, there can be no assurance that the Owl Rock Advisers’ efforts to allocate any particular investment opportunity fairly among all clients for whom such opportunity is appropriate will result in an allocation of all or part of such opportunity to us. Not all conflicts of interest can be expected to be resolved in our favor.

The allocation of investment opportunities among us and any of the other investment funds sponsored or accounts managed by the Adviser or its affiliates may not always, and often will not, be proportional. In general, pursuant to the Owl Rock Advisers’ allocation policy, the process for making an allocation determination includes an assessment as to whether a particular investment opportunity (including any follow-on investment in, or disposition from, an existing portfolio company held by the Company or another investment fund or account) is suitable for us or another investment fund or account including the Owl Rock Clients. In making this assessment, the Owl Rock Advisers may consider a variety of factors, including, without limitation: the investment objectives, guidelines and strategies applicable to the investment fund or account; the nature of the investment, including its risk-return profile and expected holding period; portfolio diversification and concentration concerns; the liquidity needs of the investment fund or account; the ability of the investment fund or account to accommodate structural, timing and other aspects of the investment process; the life cycle of the investment fund or account; legal, tax and regulatory requirements and restrictions, including, as applicable, compliance with the 1940 Act (including requirements and restrictions pertaining to co-investment opportunities discussed below); compliance with existing agreements of the investment fund or account; the available capital of the investment fund or account; diversification requirements for BDCs or RICs; the gross asset value and net asset value of the investment fund or account; the current and targeted leverage levels for the investment fund or account; and portfolio construction considerations. The relevance of each of these criteria will vary from investment opportunity to investment opportunity. In circumstances where the investment objectives of multiple investment funds or accounts regularly overlap, while the specific facts and circumstances of each allocation decision will be determinative, the Owl Rock Advisers may afford prior decisions precedential value.

Pursuant to the Owl Rock Advisers’ allocation policy, if through the foregoing analysis, it is determined that an investment opportunity is appropriate for multiple investment funds or accounts, the Owl Rock Advisers generally will determine the appropriate size of the opportunity for each such investment fund or account. If an investment opportunity falls within the mandate of two or more investment funds or accounts, and there are no restrictions on such funds or accounts investing with each other, then each investment fund or account will receive the amount of the investment that it is seeking, as determined based on the criteria set forth above.

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

Exemptive Relief

We, the Adviser and certain of our affiliates have been granted exemptive relief by the SEC to co-invest with other funds managed by the Adviser or its affiliates in a manner consistent with our investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors. Pursuant to such exemptive relief, we generally are permitted to co-invest with certain of our affiliates if a “required majority” (as defined in Section 57(o) of the 1940 Act) of our independent directors make certain conclusions in connection with a co-investment transaction, including that (1) the terms of the transaction, including the consideration to be paid, are reasonable and fair to us and our shareholders and do not involve overreaching of us or our shareholders on the part of any person concerned, (2) the transaction is consistent with the interests of our shareholders and is consistent with our investment objective and strategies, and (3) the investment by our affiliates would not disadvantage us, and our participation would not be on a basis different from or less advantageous than that on which our affiliates are investing. In addition, pursuant to an exemptive order issued by the SEC on April 8, 2020 and applicable to all BDCs, through December 31, 2020, we were permitted, subject to the satisfaction of certain conditions, to co-invest in our existing portfolio companies with certain other funds managed by the Adviser or its affiliates and covered by our exemptive relief, even if such other funds had not previously invested in such existing portfolio company. Without this order, affiliated funds would not be able to participate in such co-investments with us unless the affiliated funds had previously acquired securities of the portfolio company in a co-investment transaction with us. Although the conditional exemptive order has expired, the SEC’s Division of Investment  Management has indicated that until March 31, 2021, it will not recommend enforcement action, to the extent that any BDC with an existing coinvestment order continues to engage in certain transactions described in the conditional exemptive order, pursuant to the same terms and conditions described therein. The Owl Rock Advisers’ investment allocation policy incorporates the conditions of the exemptive relief. As a result of the exemptive relief, there could be significant overlap in our investment portfolio and the investment portfolio of the Owl Rock Clients that could avail themselves of the exemptive relief.

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

Consistent with these considerations, after review of all relevant transactions and relationships between each director, or any of his or her family members, and the Company, the Adviser, or of any of their respective affiliates, the Board has determined that each of Messrs. Finn, Kaye, Temple, and D’Alelio is independent, has no material relationship with the Company, and is not an “interested person” (as defined in Section 2(a)(19) of the 1940 Act) of the Company. Messrs. Ostrover, Packer, and Kirshenbaum are considered “interested persons” (as defined in the 1940 Act) of the Company since they are employed by the Adviser.

Item 14. Principal Accounting Fees and Services

KPMG LLP, New York, New York, has been appointed by the Board to serve as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2021. KPMG LLP acted as the Company’s independent registered public accounting firm for the fiscal years ended December 31, 2020 and 2019. The Company knows of no direct financial or material indirect financial interest of KPMG LLP in the Company. A representative of KPMG LLP will be available to answer questions during the Annual Meeting and will have an opportunity to make a statement if he or she desires to do so.

Fees

Set forth in the table below are audit fees, audit related fees, tax fees and all other fees billed to the Company by KPMG LLP for professional services performed for the fiscal years ended December 31, 2020 and 2019:

	For the Fiscal Year ended December 31, 2020	For the Fiscal Year ended December 31, 2019
Audit Fees	$1,309,000	$1,243,000
Audit-Related Fees(1)	—	—
Tax Fees	131,200	94,765
All Other Fees(2)	—	—
Total Fees	$1,440,200	$1,337,765

________________

(1)	“Audit‑Related Fees” are those fees billed to the Company by KPMG LLP for services provided by KPMG LLP.
(2)	“All Other Fees” are those fees, if any, billed to the Company by KPMG LLP in connection with permitted non‑audit services.

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

4.2

Form of First Supplemental Indenture between Owl Rock Capital Corporation and Wells Fargo Bank, National Association, as trustee, including the form of global note attached thereto (incorporated by reference to Exhibit (d)(4) to Pre-Effective Amendment No. 4 to the Company's Registration Statement on Form N-2 (File No. 333-225373) filed on April 3, 2019).

4.3

Second Supplemental Indenture, dated as of October 8, 2019, between Owl Rock Capital Corporation and Wells Fargo Bank, National Association, as trustee, including the form of global note attached thereto (incorporated by reference to Exhibit (d)(5) to Post-Effective Amendment No.1 to the Company’s Registration Statement on Form N-2 (File No. 333-233186) filed on October 8, 2019).

4.4

Third Supplemental Indenture, dated as of January 22, 2020, between Owl Rock Capital Corporation and Wells Fargo Bank, National Association, as trustee, including the form of global note attached thereto (incorporated by reference to Exhibit (d)(7) to Post-Effective Amendment No.2 to the Company’s Registration Statement on Form N-2 (File No. 333-233186) filed on January 22, 2020).

4.5	*	Description of Securities.
4.6

Fourth Supplemental Indenture, dated as of July 23, 2020, between Owl Rock Capital Corporation and Wells Fargo Bank, National Association, as Trustee, including the form of global note attached thereto (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on July 23, 2020).

4.7

Fifth Supplemental Indenture, dated as of December 8, 2020, between Owl Rock Capital Corporation and Wells Fargo Bank, National Association, as Trustee including the form of global note attached thereto (incorporated by reference to Exhibit 4.2 to the Company’s current report on Form 8-K filed December 8, 2020).

10.1		Amended and Restated Dividend Reinvestment Plan effective as of May 9, 2017 (incorporated by reference to Exhibit 10.2 to the Company's Form 10-Q filed on May 10, 2017).
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

10.44

Amendment No. 3 to Credit Agreement, dated as of May 30, 2019, by and among ORCC Financing II LLC, as Borrower, Natixis, New York Branch, as Administrative Agent, State Street Bank and Trust Company, as Collateral Agent, Collateral Administrator and Custodian, Cortland Capital Market Services LLC, as Document Custodian, and the lenders identified therein (incorporated by reference to Exhibit 10.44 to the Company’s Form 10-K filed February 19, 2020).

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

10.50

Amendment No. 5 to Credit Agreement, dated as of March 17, 2020, by and between ORCC Financing II LLC, as Borrower, Natixis, New York Branch, as administrative agent, State Street Bank and Trust Company, as Collateral Agent, Collateral Administrator and Custodian, Cortland Capital Market Services LLC, as Document Custodian, and the Lenders identified therein (incorporated by reference to Exhibit 10.1 to the Company’s quarterly report on Form 10-Q filed May 5, 2020).

10.51

Indenture and Security Agreement, dated as of March 26, 2020, by and between Owl Rock CLO III, Ltd., as Issuer, Owl Rock CLO III, LLC, as Co-Issuer and State Street Bank and Trust Company, as Trustee (incorporated by reference to Exhibit 10.2 to the Company’s quarterly report on Form 10-Q filed May 5, 2020).

10.52

Collateral Management Agreement, dated as of March 26, 2020, by and between Owl Rock CLO III, Ltd., as issuer, and Owl Rock Capital Advisors LLC, as collateral manager (incorporated by reference to Exhibit 10.3 to the Company’s quarterly report on Form 10-Q filed May 5, 2020).

10.53

Loan Sale Agreement, dated as of March 26, 2020, by and between Owl Rock Capital Corporation, as seller, and Owl Rock CLO III, Ltd., as purchaser (incorporated by reference to Exhibit 10.4 to the Company’s quarterly report on Form 10-Q filed May 5, 2020).

10.54

Loan Sale Agreement, dated as of March 26, 2020, by and between ORCC Financing IV LLC, as seller, and Owl Rock CLO III, Ltd., as purchaser (incorporated by reference to Exhibit 10.5 to the Company’s quarterly report on Form 10-Q).

10.55

Second Amended and Restated Investment Advisory Agreement, between Owl Rock Capital Corporation and Owl Rock Capital Advisors, dated March 31, 2020 (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on April 1, 2020).

10.56

Indenture and Security Agreement, dated as of May 28, 2020, by and between Owl Rock CLO IV, Ltd., as Issuer, Owl Rock CLO IV, LLC, as Co-Issuer and State Street Bank and Trust Company, as Trustee (incorporated by reference to the Exhibit 10.1 to the Company’s quarterly report on Form 10-Q filed on August 5, 2020).

10.57

Collateral Management Agreement, dated as of May 28, 2020, by and between Owl Rock CLO IV, Ltd., as issuer, and Owl Rock Capital Advisors LLC, as collateral manager (incorporated by reference to Exhibit 10.2 to the Company’s quarterly report on Form 10-Q filed on August 5, 2020).

10.58

Loan Sale Agreement, dated as of May 28, 2020, between Owl Rock Capital Corporation, as seller, and Owl Rock CLO IV, Ltd., as purchaser (incorporated by reference to Exhibit 10.3 to the Company’s quarterly report on Form 10-Q filed August 5, 2020).

10.59

Loan Sale Agreement, dated as of May 28, 2020, between ORCC Financing II LLC, as seller, and Owl Rock CLO IV, Ltd., as purchaser (incorporated by reference to Exhibit 10.4 to the Company’s quarterly report on Form 10-Q filed August 5, 2020).

10.60

Fifth Amendment to Senior Secured Revolving Credit Agreement, dated as of May 7, 2020 among Owl Rock Capital Corporation, the Lenders party thereto and Truist Bank (successor by merger to SunTrust Bank), as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on May 8, 2020).

10.61

Sixth Amendment to Senior Secured Revolving Credit Agreement, dated September 3, 2020, among Owl Rock Capital Corporation, the Lenders party hereto and Truist Bank (as successor by merger to SunTrust Bank), as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Company’s quarterly report on Form 10-Q filed November 4, 2020).

10.62*	Indenture and Security Agreement, dated as of November 20, 2020, by and between Owl Rock CLO V, Ltd., as Issuer, Owl Rock CLO V, LLC, as Co-Issuer and State Street Bank and Trust Company, as Trustee.
10.63*	Collateral Management Agreement, dated as of November 20, 2020, by and between Owl Rock CLO V, Ltd., as issuer, and Owl Rock Capital Advisors LLC, as collateral manager.

10.64*	Loan Sale Agreement, dated as of November 20, 2020, between Owl Rock Capital Corporation, as seller, and Owl Rock CLO V, Ltd., as purchaser.
10.65*	Loan Sale Agreement, dated as of November 20, 2020, between ORCC Financing II LLC, as seller, and Owl Rock CLO V, Ltd., as purchaser.
14.1	Code of Ethics of Owl Rock Capital Corporation (incorporated by reference to Exhibit 99.1 to the Company’s quarterly report on Form 10-Q filed August 5, 2020).
21.1*	Subsidiary List.
23.1*	Consent of KPMG LLP.
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1*	Report of Independent Registered Public Accounting Firm on Supplemental Information.

________________

*Filed herein.

**Furnished herein.

Item 16. Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Owl Rock Capital Corporation
Date: February 23, 2021	By:	/s/ Alan Kirshenbaum
Alan Kirshenbaum
Chief Operating Officer and Chief Financial Officer

Each person whose signature appears below constitutes and appoints Craig W. Packer and Alan Kirshenbaum, and each of them, such person’s true and lawful attorney-in-fact and agent, with full power of substitution and revocation, for such person and in such person’s name, place and stead, in any and all capacities, to sign one or more Annual Reports on Form 10-K for the fiscal December 31, 2020, and any and all amendments thereto, and to file same with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as such person might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents and each of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities on February 23, 2021.

Name	Title

/s/ Craig W. Packer	Chief Executive Officer and Director
Craig W. Packer

/s/ Alan Kirshenbaum	Chief Operating Officer, Chief Financial Officer and Director
Alan Kirshenbaum

/s/ Douglas I. Ostrover	Director
Douglas I. Ostrover

/s/ Edward D’Alelio	Director and Chairman of the Board of Directors
Edward D’Alelio

/s/ Christopher M. Temple	Director and Chairman of the Audit Committee
Christopher M. Temple

/s/ Eric Kaye	Director and Chairman of the Nominating and Corporate Governance Committee and Compensation Committee
Eric Kaye

/s/ Brian Finn	Director
Brian Finn

/s/ Melissa Weiler	Director
Melissa Weiler