Form 10-Q
period 2021-03-31
Owl Rock Capital Corp
filed 2021-05-05
CIK 1655888

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal quarter ended March 31, 2021

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

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES ☒  NO ☐

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files).    YES ☐  NO ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definition of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of May 5, 2021, the registrant had 391,401,787 shares of common stock, $0.01 par value per share, outstanding.

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

•

the effect of legal, tax and regulatory changes, including the Coronavirus Aid, Relief and Economic Security Act signed into law in December 2020 and the American Rescue Plan Act of 2021, signed into law in March 2021; and

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

PART I. CONSOLIDATED FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

Owl Rock Capital Corporation

Consolidated Statements of Assets and Liabilities

(Amounts in thousands, except share and per share amounts)

	March 31, 2021 (Unaudited)	December 31, 2020
Assets
Investments at fair value
Non-controlled, non-affiliated investments (amortized cost of $10,892,469 and $10,653,613, respectively)	$10,862,051	$10,569,691
Controlled, affiliated investments (amortized cost of $380,280 and $275,105, respectively)	378,421	272,381
Total investments at fair value (amortized cost of $11,272,749 and $10,928,718, respectively)	11,240,472	10,842,072
Cash (restricted cash of $7,699 and $8,841, respectively)	244,159	347,917
Foreign cash (cost of $11,037 and $9,641, respectively)	11,106	9,994
Interest receivable	55,854	57,108
Receivable for investments sold	4,355	6,316
Receivable from a controlled affiliate	2,367	2,347
Prepaid expenses and other assets	29,929	38,603
Total Assets	$11,588,242	$11,304,357
Liabilities
Debt (net of unamortized debt issuance costs of $88,161 and $91,085, respectively)	$5,545,891	$5,292,722
Distribution payable	121,335	152,087
Management fee payable	42,107	35,936
Incentive fee payable	21,776	19,070
Payables to affiliates	2,587	6,527
Accrued expenses and other liabilities	52,458	51,581
Total Liabilities	5,786,154	5,557,923
Commitments and contingencies (Note 7)
Net Assets
Common shares $0.01 par value, 500,000,000 shares authorized; 391,401,787 and 389,966,688 shares issued and outstanding, respectively	3,914	3,900
Additional paid-in-capital	5,960,109	5,940,979
Total distributable earnings (losses)	(161,935)	(198,445)
Total Net Assets	5,802,088	5,746,434
Total Liabilities and Net Assets	$11,588,242	$11,304,357
Net Asset Value Per Share	$14.82	$14.74

The accompanying notes are an integral part of these consolidated financial statements.

Owl Rock Capital Corporation

Consolidated Statements of Operations

(Amounts in thousands, except share and per share amounts)

(Unaudited)

	For the Three Months Ended March 31,
	2021	2020
Investment Income
Investment income from non-controlled, non-affiliated investments:
Interest income	211,032	$198,393
Dividend Income	3,559	—
Other income	3,154	4,151
Total investment income from non-controlled, non-affiliated investments	217,745	202,544
Investment income from controlled, affiliated investments:
Interest income	1,303	—
Dividend income	2,368	2,188
Other Income	157	—
Total investment income from controlled, affiliated investments	3,828	2,188
Total Investment Income	221,573	204,732
Expenses
Interest expense	48,076	33,957
Management fee	42,110	33,790
Performance based incentive fees	21,775	25,595
Professional fees	3,768	3,152
Directors' fees	244	233
Other general and administrative	1,818	2,164
Total Operating Expenses	117,791	98,891
Management and incentive fees waived (Note 3)	—	(42,490)
Net Operating Expenses	117,791	56,401
Net Investment Income (Loss) Before Taxes	103,782	148,331
Income taxes, including excise tax expense (benefit)	1,127	2,075
Net Investment Income (Loss) After Taxes	$102,655	$146,256
Net Realized and Change in Unrealized Gain (Loss)
Net change in unrealized gain (loss):
Non-controlled, non-affiliated investments	$57,079	$(444,135)
Income tax (provision) benefit	(2,633)	—
Controlled affiliated investments	865	(14,899)
Translation of assets and liabilities in foreign currencies	(2,432)	(81)
Total Net Change in Unrealized Gain (Loss)	52,879	(459,115)
Net realized gain (loss):
Non-controlled, non-affiliated investments	1,154	348
Foreign currency transactions	1,157	(79)
Total Net Realized Gain (Loss)	2,311	269
Total Net Realized and Change in Unrealized Gain (Loss)	55,190	(458,846)
Net Increase (Decrease) in Net Assets Resulting from Operations	$157,845	$(312,590)
Earnings Per Share - Basic and Diluted	$0.40	$(0.79)
Weighted Average Shares Outstanding - Basic and Diluted	391,114,767	393,441,711

The accompanying notes are an integral part of these consolidated financial statements.

Owl Rock Capital Corporation

Consolidated Schedule of Investments

As of March 31, 2021

(Amounts in thousands, except share amounts)

(Unaudited)

Company(1)(2)(17)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(3)(27)	Fair Value	Percentage of Net Assets
Non-controlled/non-affiliated portfolio company investments
Debt Investments
Aerospace and defense
Aviation Solutions Midco, LLC (dba STS Aviation)(4)(6)(24)	First lien senior secured loan	L + 9.25% (incl. 9.25% PIK)	1/3/2025	216,119	213,306	192,346	3.3%
Valence Surface Technologies LLC(4)(7)(24)	First lien senior secured loan	L + 5.75%	6/28/2025	98,250	97,148	89,899	1.5%
Valence Surface Technologies LLC(4)(7)(16)(19)(24)	First lien senior secured delayed draw term loan	L + 5.75%	6/28/2021	23,760	23,473	21,230	0.4%
Valence Surface Technologies LLC(4)(7)(16)(24)	First lien senior secured revolving loan	L + 5.75%	6/28/2025	6,000	5,894	5,150	0.1%
				344,129	339,821	308,625	5.3%
Automotive
Mavis Tire Express Services Corp.(4)(5)(24)	First lien senior secured loan	L + 3.25%	3/20/2025	862	814	862	—%
Mavis Tire Express Services Corp.(4)(5)(24)	Second lien senior secured loan	L + 7.59%	3/20/2026	191,281	188,505	191,281	3.3%
				192,143	189,319	192,143	3.3%
Buildings and real estate
Associations, Inc.(4)(6)(24)	First lien senior secured loan	L + 7.00% (incl. 3.00% PIK)	7/30/2024	309,140	306,574	309,140	5.3%
Associations, Inc.(4)(6)(16)(19)(24)	First lien senior secured delayed draw term loan	L + 7.00% (incl. 3.00% PIK)	7/30/2021	59,617	59,217	59,612	1.0%
Associations, Inc.(4)(6)(24)	First lien senior secured revolving loan	L + 6.00%	7/30/2024	11,543	11,463	11,485	0.2%
Reef Global, Inc. (fka Cheese Acquisition, LLC)(4)(7)(24)	First lien senior secured loan	L + 6.00% (incl. 1.25% PIK)	11/28/2024	134,289	133,106	128,246	2.2%
Imperial Parking Canada(4)(8)(24)	First lien senior secured loan	C + 6.00% (incl. 1.25% PIK)	11/28/2024	28,112	26,569	26,847	0.5%
Reef Global, Inc. (fka Cheese Acquisition, LLC)(4)(6)(16)(24)	First lien senior secured revolving loan	L + 4.75%	11/28/2023	10,987	10,915	10,251	0.2%
				553,688	547,844	545,581	9.4%
Business services
Access CIG, LLC(4)(5)(24)	Second lien senior secured loan	L + 7.75%	2/27/2026	58,760	58,280	58,025	1.0%

Owl Rock Capital Corporation

Consolidated Schedule of Investments

As of March 31, 2021

(Amounts in thousands, except share amounts)

(Unaudited)

Company(1)(2)(17)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(3)(27)	Fair Value	Percentage of Net Assets
CIBT Global, Inc.(4)(6)(24)	First lien senior secured loan	L + 3.75%	6/3/2024	841	670	597	—%
CIBT Global, Inc.(4)(6)(24)(29)	Second lien senior secured loan	L + 7.75% (incl. 6.75% PIK)	6/2/2025	63,678	57,051	25,153	0.4%
ConnectWise, LLC(4)(6)(24)	First lien senior secured loan	L + 5.25%	2/28/2025	178,200	176,620	178,200	3.1%
ConnectWise, LLC(4)(5)(16)(24)	First lien senior secured revolving loan	L + 5.25%	2/28/2025	1,250	1,084	1,250	—%
Entertainment Benefits Group, LLC(4)(6)(24)	First lien senior secured loan	L + 8.25% (incl. 2.50% PIK)	9/30/2025	81,818	80,873	72,818	1.3%
Entertainment Benefits Group, LLC(4)(6)(16)(24)	First lien senior secured revolving loan	L + 8.25% (incl. 2.50% PIK)	9/30/2024	10,096	9,980	8,864	0.2%
Hercules Borrower, LLC (dba The Vincit Group)(4)(7)(24)	First lien senior secured loan	L + 6.50%	12/15/2026	180,043	177,449	178,243	3.1%
Hercules Borrower, LLC (dba The Vincit Group)(4)(16)(18)(24)	First lien senior secured revolving loan	L + 6.50%	12/15/2026	-	(298)	(209)	—%
Hercules Buyer, LLC (dba The Vincit Group)(24)(26)(30)	Unsecured notes	0.48% (incl. 0.48% PIK)	12/14/2029	5,112	5,112	5,112	0.1%
Vestcom Parent Holdings, Inc.(4)(5)	Second lien senior secured loan	L + 8.00%	12/19/2024	78,987	78,356	78,987	1.4%
				658,785	645,177	607,040	10.6%
Chemicals
Aruba Investments Holdings LLC (dba Angus Chemical Company)(4)(7)(24)	Second lien senior secured loan	L + 7.75%	11/24/2028	10,000	9,857	9,900	0.2%
Douglas Products and Packaging Company LLC(4)(6)(24)	First lien senior secured loan	L + 5.75%	10/19/2022	97,687	97,334	96,223	1.7%
Douglas Products and Packaging Company LLC(4)(9)(16)(24)	First lien senior secured revolving loan	P + 4.75%	10/19/2022	4,239	4,215	4,103	0.1%
Gaylord Chemical Company, L.L.C(4)(5)(24)	First lien senior secured loan	L + 6.00%	3/30/2027	153,798	152,262	152,260	2.6%
Gaylord Chemical Company, L.L.C(4)(16)(18)(24)	First lien senior secured revolving loan	L + 6.00%	3/30/2026	-	(132)	(132)	—%
Innovative Water Care Global Corporation(4)(6)(24)	First lien senior secured loan	L + 5.00%	2/27/2026	147,000	139,193	136,710	2.4%
				412,724	402,729	399,064	7.0%
Consumer products
Feradyne Outdoors, LLC(4)(6)(24)	First lien senior secured loan	L + 6.25%	5/25/2023	88,400	87,966	88,400	1.5%
WU Holdco, Inc. (dba Weiman Products, LLC)(4)(6)(24)	First lien senior secured loan	L + 5.25%	3/26/2026	158,092	155,688	157,697	2.7%

Owl Rock Capital Corporation

Consolidated Schedule of Investments

As of March 31, 2021

(Amounts in thousands, except share amounts)

(Unaudited)

Company(1)(2)(17)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(3)(27)	Fair Value	Percentage of Net Assets
WU Holdco, Inc. (dba Weiman Products, LLC)(4)(6)(16)(24)	First lien senior secured revolving loan	L + 5.25%	3/26/2025	5,378	5,091	5,330	0.1%
				251,870	248,745	251,427	4.3%
Containers and packaging
Pregis Topco LLC(4)(5)(22)(24)	First lien senior secured loan	L + 3.75%	7/31/2026	861	818	854	—%
Pregis Topco LLC(4)(5)(24)	Second lien senior secured loan	L + 7.75%	7/30/2027	215,033	211,334	213,959	3.7%
				215,894	212,152	214,813	3.7%
Distribution
ABB/Con-cise Optical Group LLC(4)(7)	First lien senior secured loan	L + 5.00%	6/15/2023	75,423	74,909	71,652	1.2%
ABB/Con-cise Optical Group LLC(4)(7)	Second lien senior secured loan	L + 9.00%	6/17/2024	25,000	24,629	23,000	0.4%
Aramsco, Inc.(4)(5)(24)	First lien senior secured loan	L + 5.25%	8/28/2024	56,333	55,475	56,051	1.0%
Aramsco, Inc.(4)(16)(18)(24)	First lien senior secured revolving loan	L + 5.25%	8/28/2024	-	(119)	(42)	—%
Endries Acquisition, Inc.(4)(7)(24)	First lien senior secured loan	L + 6.25%	12/10/2025	201,705	199,163	199,183	3.4%
Endries Acquisition, Inc.(4)(16)(18)(24)	First lien senior secured revolving loan	L + 6.25%	12/10/2024	-	(291)	(338)	—%
Individual Foodservice Holdings, LLC(4)(7)(24)	First lien senior secured loan	L + 6.25%	11/22/2025	141,936	139,537	140,517	2.4%
Individual Foodservice Holdings, LLC(4)(7)(16)(19)(24)	First lien senior secured delayed draw term loan	L + 6.25%	6/30/2022	13,664	13,078	13,312	0.2%
Individual Foodservice Holdings, LLC(4)(5)(16)(24)	First lien senior secured revolving loan	L + 6.25%	11/22/2024	3,834	3,495	3,619	0.1%
JM Swank, LLC(4)(6)	First lien senior secured loan	L + 7.50%	7/25/2022	114,663	113,986	114,663	2.0%
Offen, Inc.(4)(5)(24)	First lien senior secured loan	L + 5.00%	6/22/2026	19,729	19,577	19,336	0.3%
QC Supply, LLC(4)(5)	First lien senior secured loan	L + 7.00% (incl. 1.00% PIK)	12/29/2022	34,397	34,118	28,893	0.5%
QC Supply, LLC(4)(5)(16)	First lien senior secured revolving loan	L + 7.00%	12/29/2021	4,336	4,318	3,541	0.1%
				691,020	681,875	673,387	11.6%
Education
Instructure, Inc.(4)(6)(24)	First lien senior secured loan	L + 7.00%	3/24/2026	79,663	78,512	79,663	1.4%
Instructure, Inc.(4)(16)(18)(24)	First lien senior secured revolving loan	L + 7.00%	3/24/2026	-	(58)	-	—%

Owl Rock Capital Corporation

Consolidated Schedule of Investments

As of March 31, 2021

(Amounts in thousands, except share amounts)

(Unaudited)

Company(1)(2)(17)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(3)(27)	Fair Value	Percentage of Net Assets
Learning Care Group (US) No. 2 Inc.(4)(7)(24)	Second lien senior secured loan	L + 7.50%	3/13/2026	26,967	26,620	25,281	0.4%
Severin Acquisition, LLC (dba PowerSchool)(4)(5)(24)	Second lien senior secured loan	L + 6.75%	8/3/2026	87,000	86,471	85,913	1.5%
TSB Purchaser, Inc. (dba Teaching Strategies, Inc.)(4)(6)(24)	First lien senior secured loan	L + 6.00%	5/14/2024	61,423	60,540	61,116	1.1%
TSB Purchaser, Inc. (dba Teaching Strategies, Inc.)(4)(16)(18)(24)	First lien senior secured revolving loan	L + 6.00%	5/14/2024	-	(55)	(21)	—%
				255,053	252,030	251,952	4.4%
Energy equipment and services
Liberty Oilfield Services LLC(4)(5)(20)(24)	First lien senior secured loan	L + 7.63%	9/19/2022	13,703	13,619	13,703	0.2%
				13,703	13,619	13,703	0.2%
Financial services
AxiomSL Group, Inc.(4)(6)(24)	First lien senior secured loan	L + 6.50%	12/3/2027	78,463	77,328	78,070	1.3%
AxiomSL Group, Inc.(4)(16)(18)(24)	First lien senior secured revolving loan	L + 6.50%	12/3/2025	-	(131)	(47)	—%
Blackhawk Network Holdings, Inc.(4)(5)(24)	Second lien senior secured loan	L + 7.00%	6/15/2026	106,400	105,674	103,740	1.8%
Hg Genesis 8 Sumoco Limited(4)(12)(20)(24)	Unsecured facility	G + 7.50% (incl. 7.50% PIK)	8/28/2025	45,922	43,872	46,037	0.8%
Hg Saturn Luchaco Limited(4)(12)(20)(24)	Unsecured facility	G + 7.50% (incl. 7.50% PIK)	3/30/2026	131,072	130,139	129,433	2.2%
NMI Acquisitionco, Inc. (dba Network Merchants)(4)(5)(24)	First lien senior secured loan	L + 5.00%	9/6/2023	35,589	35,165	35,322	0.6%
NMI Acquisitionco, Inc. (dba Network Merchants)(4)(16)(18)(24)	First lien senior secured revolving loan	L + 5.00%	9/6/2023	-	(5)	(5)	—%
				397,446	392,042	392,550	6.7%
Food and beverage
Caiman Merger Sub LLC (dba City Brewing)(4)(6)(24)	First lien senior secured loan	L + 5.25%	11/3/2025	174,905	173,508	176,654	3.0%
Caiman Merger Sub LLC (dba City Brewing)(4)(16)(18)(24)	First lien senior secured revolving loan	L + 5.25%	11/1/2024	-	(92)	-	—%
CM7 Restaurant Holdings, LLC(4)(5)(24)	First lien senior secured loan	L + 8.00%	5/22/2023	38,507	37,991	37,930	0.7%
H-Food Holdings, LLC(4)(5)(24)	Second lien senior secured loan	L + 7.00%	3/2/2026	121,800	119,633	121,800	2.1%
Hometown Food Company(4)(5)(24)	First lien senior secured loan	L + 5.00%	8/31/2023	21,041	20,823	21,041	0.4%
Hometown Food Company(4)(16)(18)(24)	First lien senior secured revolving loan	L + 5.00%	8/31/2023	-	(41)	-	—%

Owl Rock Capital Corporation

Consolidated Schedule of Investments

As of March 31, 2021

(Amounts in thousands, except share amounts)

(Unaudited)

Company(1)(2)(17)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(3)(27)	Fair Value	Percentage of Net Assets
Manna Development Group, LLC(4)(5)(24)	First lien senior secured loan	L + 6.75%	10/24/2022	51,957	51,666	49,359	0.9%
Manna Development Group, LLC(4)(5)(24)	First lien senior secured revolving loan	L + 6.75%	10/24/2022	3,143	3,099	2,986	0.1%
Nellson Nutraceutical, LLC(4)(6)(24)	First lien senior secured loan	L + 5.25%	12/23/2023	27,498	26,557	26,673	0.5%
Nutraceutical International Corporation(4)(5)(24)	First lien senior secured loan	L + 7.00%	9/30/2026	215,897	212,881	214,818	3.7%
Nutraceutical International Corporation(4)(16)(18)(24)	First lien senior secured revolving loan	L + 7.00%	9/30/2025	-	(183)	(68)	—%
Recipe Acquisition Corp. (dba Roland Corporation)(4)(6)	Second lien senior secured loan	L + 9.00%	12/1/2022	32,000	31,798	25,920	0.4%
Sara Lee Frozen Bakery, LLC (fka KSLB Holdings, LLC)(4)(5)(24)	First lien senior secured loan	L + 4.50%	7/30/2025	44,200	43,623	42,321	0.7%
Sara Lee Frozen Bakery, LLC (fka KSLB Holdings, LLC)(4)(5)(16)(24)	First lien senior secured revolving loan	L + 4.50%	7/30/2023	5,640	5,546	5,258	0.1%
Shearer's Foods, LLC(4)(5)(24)	Second lien senior secured loan	L + 7.75%	9/22/2028	120,000	118,855	119,699	2.1%
Tall Tree Foods, Inc.(4)(5)	First lien senior secured loan	L + 7.25%	8/12/2022	48,134	47,993	48,134	0.8%
Ultimate Baked Goods Midco, LLC(4)(5)(24)	First lien senior secured loan	L + 4.00%	8/11/2025	26,392	25,996	25,997	0.4%
Ultimate Baked Goods Midco, LLC(4)(5)(16)(24)	First lien senior secured revolving loan	L + 4.00%	8/9/2023	635	581	559	—%
				931,749	920,234	919,081	15.9%
Healthcare equipment and services
PATRIOT ACQUISITION TOPCO S.À R.L. (dba Corza Health, Inc.)(4)(6)(24)	First lien senior secured loan	L + 6.75%	1/29/2028	132,476	130,191	130,092	2.2%
PATRIOT ACQUISITION TOPCO S.À R.L. (dba Corza Health, Inc.)(4)(16)(18)(24)	First lien senior secured revolving loan	L + 6.75%	1/29/2026	-	(271)	(244)	—%
Nelipak Holding Company(4)(7)(24)	First lien senior secured loan	L + 4.25%	7/2/2026	47,400	46,653	46,215	0.8%
Nelipak Holding Company(4)(6)(16)(24)	First lien senior secured revolving loan	L + 4.25%	7/2/2024	4,422	4,326	4,238	0.1%
Nelipak Holding Company(4)(16)(18)(24)	First lien senior secured revolving loan	L + 4.50%	7/2/2024	-	(283)	(194)	—%
Nelipak Holding Company(4)(7)(24)	Second lien senior secured loan	L + 8.25%	7/2/2027	67,006	66,160	65,331	1.1%
Nelipak Holding Company(4)(10)(24)	Second lien senior secured loan	E + 8.50%	7/2/2027	70,636	66,412	67,810	1.2%
Packaging Coordinators Midco, Inc.(4)(7)(24)	Second lien senior secured loan	L + 8.25%	11/30/2028	195,044	191,257	192,117	3.3%
				516,984	504,445	505,365	8.7

Owl Rock Capital Corporation

Consolidated Schedule of Investments

As of March 31, 2021

(Amounts in thousands, except share amounts)

(Unaudited)

Company(1)(2)(17)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(3)(27)	Fair Value	Percentage of Net Assets
Healthcare providers and services
Barracuda Dental LLC (dba National Dentex)(4)(6)(24)	First lien senior secured loan	L + 7.00%	10/27/2025	61,893	60,867	61,119	1.1%
Barracuda Dental LLC (dba National Dentex)(4)(16)(18)(19)(24)	First lien senior secured delayed draw term loan	L + 7.00%	6/30/2022	-	(100)	-	—%
Barracuda Dental LLC (dba National Dentex)(4)(6)(16)(24)	First lien senior secured revolving loan	L + 7.00%	10/27/2025	5,385	5,232	5,268	0.1%
Confluent Health, LLC.(4)(5)(24)	First lien senior secured loan	L + 5.00%	6/24/2026	17,685	17,550	17,464	0.3%
GI CCLS Acquisition LLC (fka GI Chill Acquisition LLC)(4)(6)(24)	Second lien senior secured loan	L + 7.50%	8/6/2026	135,400	134,395	134,385	2.3%
KS Management Services, L.L.C.(4)(5)(24)	First lien senior secured loan	L + 4.25%	1/9/2026	123,437	122,170	123,437	2.1%
Premier Imaging, LLC (dba LucidHealth)(4)(5)(24)	First lien senior secured loan	L + 5.75%	1/2/2025	43,827	43,228	43,280	0.7%
Refresh Parent Holdings, Inc.(4)(6)(24)	First lien senior secured loan	L + 6.50%	12/9/2026	89,648	88,359	88,751	1.5%
Refresh Parent Holdings, Inc.(4)(6)(16)(19)(24)	First lien senior secured delayed draw term loan	L + 6.50%	6/9/2022	16,038	15,608	15,877	0.3%
Refresh Parent Holdings, Inc.(4)(16)(18)(24)	First lien senior secured revolving loan	L + 6.50%	12/9/2026	-	(153)	(108)	—%
TC Holdings, LLC (dba TrialCard)(4)(6)(24)	First lien senior secured loan	L + 4.50%	11/14/2023	83,110	82,287	83,110	1.4%
TC Holdings, LLC (dba TrialCard)(4)(16)(18)(24)	First lien senior secured revolving loan	L + 4.50%	11/14/2022	-	(50)	-	—%
				576,423	569,393	572,583	9.8%
Healthcare technology
Bracket Intermediate Holding Corp.(4)(6)(24)	First lien senior secured loan	L + 4.25%	9/5/2025	520	485	517	—%
Bracket Intermediate Holding Corp.(4)(6)(24)	Second lien senior secured loan	L + 8.13%	9/7/2026	26,250	25,852	25,922	0.4%
Definitive Healthcare Holdings, LLC(4)(6)(24)	First lien senior secured loan	L + 5.50%	7/16/2026	169,856	168,536	169,007	2.9%
Definitive Healthcare Holdings, LLC(4)(6)(16)(19)(24)	First lien senior secured delayed draw term loan	L + 5.50%	7/16/2021	6,706	6,465	6,672	0.1%
Definitive Healthcare Holdings, LLC(4)(16)(18)(24)	First lien senior secured revolving loan	L + 5.50%	7/16/2024	-	(62)	(47)	—%
Intelerad Medical Systems Incorporated (fka 11849573 Canada Inc.)(4)(6)(20)(24)	First lien senior secured loan	L + 6.25%	2/20/2026	90,762	89,753	89,854	1.5%
Intelerad Medical Systems Incorporated (fka 11849573 Canada Inc.)(4)(16)(18)(19)(20)(24)	First lien senior secured delayed draw term loan	L + 6.25%	8/16/2021	-	(75)	(62)	—%

Owl Rock Capital Corporation

Consolidated Schedule of Investments

As of March 31, 2021

(Amounts in thousands, except share amounts)

(Unaudited)

Company(1)(2)(17)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(3)(27)	Fair Value	Percentage of Net Assets
Intelerad Medical Systems Incorporated (fka 11849573 Canada Inc.)(4)(6)(16)(20)(24)	First lien senior secured revolving loan	L + 6.25%	2/20/2026	1,126	1,068	1,070	—%
Interoperability Bidco, Inc.(4)(7)(24)	First lien senior secured loan	L + 5.75%	6/25/2026	75,849	75,098	73,763	1.3%
Interoperability Bidco, Inc.(4)(16)(18)(19)(24)	First lien senior secured delayed draw term loan	L + 5.75%	6/25/2021	-	(7)	(130)	—%
Interoperability Bidco, Inc.(4)(16)(18)(24)	First lien senior secured revolving loan	L + 5.75%	6/25/2024	-	(32)	(110)	—%
				371,069	367,081	366,456	6.2%
Household products
Hayward Industries, Inc.(4)(5)(22)(24)	First lien senior secured loan	L + 3.50%	8/5/2024	785	771	784	—%
HGH Purchaser, Inc. (dba Horizon Services)(4)(6)(24)	First lien senior secured loan	L + 6.75%	11/3/2025	76,788	75,864	75,252	1.3%
HGH Purchaser, Inc. (dba Horizon Services)(4)(6)(16)(19)(24)	First lien senior secured delayed draw term loan	L + 6.75%	2/10/2023	28,250	27,470	27,351	0.5%
HGH Purchaser, Inc. (dba Horizon Services)(4)(6)(16)(24)	First lien senior secured revolving loan	L + 6.75%	11/3/2025	486	375	292	—%
Walker Edison Furniture Company LLC(4)(6)(24)	First lien senior secured loan	L + 5.75%	3/31/2027	125,000	123,125	123,124	2.1%
				231,309	227,605	226,803	3.9%
Human resource support services
The Ultimate Software Group, Inc.(4)(6)(24)	Second lien senior secured loan	L + 6.75%	5/3/2027	1,592	1,578	1,624	—%
				1,592	1,578	1,624	—%
Infrastructure and environmental services
FR Arsenal Holdings II Corp. (dba Applied-Cleveland Holdings, Inc.)(4)(7)	First lien senior secured loan	L + 7.50%	9/8/2022	120,989	120,340	115,544	2.0%
LineStar Integrity Services LLC(4)(7)(24)	First lien senior secured loan	L + 7.25%	2/12/2024	88,625	87,868	77,989	1.3%
				209,614	208,208	193,533	3.3%
Insurance
Ardonagh Midco 3 PLC(4)(11)(20)(24)	First lien senior secured loan	E + 7.71% (incl. 2.27% PIK)	7/14/2026	10,615	9,856	10,615	0.2%
Ardonagh Midco 3 PLC(4)(12)(20)(24)	First lien senior secured loan	G + 7.71% (incl. 2.27% PIK)	7/14/2026	97,791	85,091	97,791	1.7%
Ardonagh Midco 3 PLC(4)(12)(16)(19)(20)(24)	First lien senior secured delayed draw term loan	G + 7.71% (incl. 2.27% PIK)	7/14/2022	13,687	13,127	13,687	0.2%
Ardonagh Midco 2 PLC(20)(24)(26)	Unsecured notes	11.50%	1/15/2027	9,896	9,812	10,629	0.2%

Owl Rock Capital Corporation

Consolidated Schedule of Investments

As of March 31, 2021

(Amounts in thousands, except share amounts)

(Unaudited)

Company(1)(2)(17)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(3)(27)	Fair Value	Percentage of Net Assets
Integrity Marketing Acquisition, LLC(4)(7)(24)	First lien senior secured loan	L + 5.75%	8/27/2025	220,551	217,633	218,346	3.8%
Integrity Marketing Acquisition, LLC(4)(16)(18)(24)	First lien senior secured revolving loan	L + 5.75%	8/27/2025	-	(163)	(148)	—%
KWOR Acquisition, Inc. (dba Alacrity Solutions)(4)(5)(24)	First lien senior secured loan	L + 4.00%	6/3/2026	22,318	21,760	21,872	0.4%
KWOR Acquisition, Inc. (dba Alacrity Solutions)(4)(9)(16)(24)	First lien senior secured revolving loan	P + 2.25%	6/3/2024	1,040	966	936	—%
KWOR Acquisition, Inc. (dba Alacrity Solutions)(4)(5)(24)	Second lien senior secured loan	L + 7.75%	12/3/2026	62,000	61,213	61,225	1.1%
Norvax, LLC (dba GoHealth)(4)(6)(24)	First lien senior secured loan	L + 6.50%	9/15/2025	198,853	194,777	199,846	3.4%
Norvax, LLC (dba GoHealth)(4)(16)(18)(24)	First lien senior secured revolving loan	L + 6.50%	9/13/2024	-	(127)	-	—%
Peter C. Foy & Associated Insurance Services, LLC(4)(7)(24)	First lien senior secured loan	L + 6.50%	3/31/2026	131,598	129,967	131,598	2.3%
Peter C. Foy & Associated Insurance Services, LLC(4)(6)(16)(19)(24)	First lien senior secured delayed draw term loan C	L + 6.50%	9/30/2021	30,602	30,004	30,602	0.5%
Peter C. Foy & Associated Insurance Services, LLC(4)(16)(18)(19)(24)	First lien senior secured delayed draw term loan D	L + 6.50%	9/12/2022	-	(141)	-	—%
Peter C. Foy & Associated Insurance Services, LLC(4)(7)(16)(24)	First lien senior secured revolving loan	L + 6.50%	3/31/2026	2,551	2,436	2,551	—%
RSC Acquisition, Inc (dba Risk Strategies)(4)(6)(24)	First lien senior secured loan	L + 5.50%	10/30/2026	29,343	28,854	28,976	0.5%
RSC Acquisition, Inc (dba Risk Strategies)(4)(16)(18)(24)	First lien senior secured revolving loan	L + 5.50%	10/30/2026	-	(15)	(12)	—%
THG Acquisition, LLC (dba Hilb)(4)(6)(24)	First lien senior secured loan	L + 5.95%	12/2/2026	98,488	96,333	96,877	1.7%
THG Acquisition, LLC (dba Hilb)(4)(6)(16)(19)	First lien senior secured delayed draw term loan	L + 6.25%	12/2/2021	4,002	3,508	3,952	0.1%
THG Acquisition, LLC (dba Hilb)(4)(16)(18)(24)	First lien senior secured revolving loan	L + 5.75%	12/2/2025	-	(179)	(150)	—%
				933,335	904,712	929,193	16.1%
Internet software and services
3ES Innovation Inc. (dba Aucerna)(4)(6)(20)(24)	First lien senior secured loan	L + 5.75%	5/13/2025	39,627	39,265	38,637	0.7%
3ES Innovation Inc. (dba Aucerna)(4)(16)(18)(20)(24)	First lien senior secured revolving loan	L + 5.75%	5/13/2025	-	(33)	(97)	—%
Accela, Inc.(4)(5)	First lien senior secured loan	L + 4.93% (incl. 1.68% PIK)	9/28/2023	22,183	21,982	22,183	0.4%

Owl Rock Capital Corporation

Consolidated Schedule of Investments

As of March 31, 2021

(Amounts in thousands, except share amounts)

(Unaudited)

Company(1)(2)(17)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(3)(27)	Fair Value	Percentage of Net Assets
Accela, Inc.(4)(16)	First lien senior secured revolving loan	L + 7.00%	9/28/2023	-	-	-	—%
Apptio, Inc.(4)(7)(24)	First lien senior secured loan	L + 7.25%	1/10/2025	50,916	50,024	50,789	0.9%
Apptio, Inc.(4)(7)(16)(24)	First lien senior secured revolving loan	L + 7.25%	1/10/2025	1,112	1,077	1,105	—%
BCPE Nucleon (DE) SPV, LP(4)(7)(24)	First lien senior secured loan	L + 7.00%	9/24/2026	189,778	187,048	187,880	3.2%
BCTO BSI Buyer, Inc. (dba Buildertrend)(4)(6)(24)	First lien senior secured loan	L + 7.00%	12/23/2026	44,643	44,212	44,420	0.8%
BCTO BSI Buyer, Inc. (dba Buildertrend)(4)(16)(18)(24)	First lien senior secured revolving loan	L + 7.00%	12/23/2026	-	(51)	(27)	—%
Centrify Corporation(4)(6)(24)	First lien senior secured loan	L + 6.00%	3/2/2028	34,346	33,499	33,488	0.6%
Centrify Corporation(4)(16)(18)(24)	First lien senior secured revolving loan	L + 6.00%	3/2/2027	-	(90)	(91)	—%
Delta TopCo, Inc. (dba Infoblox, Inc.)(4)(7)(24)	Second lien senior secured loan	L + 7.25%	12/1/2028	15,000	14,928	15,000	0.3%
Forescout Technologies, Inc.(4)(6)(24)	First lien senior secured loan	L + 9.50% (incl. 9.50% PIK)	8/17/2026	51,018	50,241	50,635	0.9%
Forescout Technologies, Inc.(4)(16)(18)(24)	First lien senior secured revolving loan	L + 8.50%	8/18/2025	-	(82)	(40)	—%
Genesis Acquisition Co. (dba Procare Software)(4)(6)(24)	First lien senior secured loan	L + 4.00%	7/31/2024	18,269	18,054	17,583	0.3%
Genesis Acquisition Co. (dba Procare Software)(4)(6)(24)	First lien senior secured revolving loan	L + 4.00%	7/31/2024	2,637	2,608	2,538	—%
Granicus, Inc.(4)(7)(24)	First lien senior secured loan	L + 6.50%	1/29/2027	10,596	10,346	10,358	0.2%
Granicus, Inc.(4)(16)(18)(19)(24)	First lien senior secured delayed draw term loan	L + 6.50%	1/30/2023	-	(48)	(45)	—%
Granicus, Inc.(4)(16)(18)(24)	First lien senior secured revolving loan	L + 6.50%	1/29/2027	-	(28)	(27)	—%
H&F Opportunities LUX III S.À R.L (dba Checkmarx)(4)(7)(20)(24)	First lien senior secured loan	L + 7.75%	4/16/2026	42,250	41,142	42,250	0.7%
H&F Opportunities LUX III S.À R.L (dba Checkmarx)(4)(16)(18)(20)(24)	First lien senior secured revolving loan	L + 7.75%	4/16/2026	-	(409)	-	—%
Hyland Software, Inc.(4)(5)(24)	Second lien senior secured loan	L + 7.00%	7/7/2025	24,705	24,387	24,705	0.4%
IQN Holding Corp. (dba Beeline)(4)(6)(24)	First lien senior secured loan	L + 5.50%	8/20/2024	189,470	187,715	188,996	3.3%

Owl Rock Capital Corporation

Consolidated Schedule of Investments

As of March 31, 2021

(Amounts in thousands, except share amounts)

(Unaudited)

Company(1)(2)(17)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(3)(27)	Fair Value	Percentage of Net Assets
IQN Holding Corp. (dba Beeline)(4)(16)(18)(24)	First lien senior secured revolving loan	L + 5.50%	8/21/2023	-	(162)	(57)	—%
Lightning Midco, LLC (dba Vector Solutions)(4)(7)(24)	First lien senior secured loan	L + 5.50%	11/21/2025	138,550	137,577	138,204	2.4%
Lightning Midco, LLC (dba Vector Solutions)(4)(7)(16)(24)	First lien senior secured revolving loan	L + 5.50%	11/21/2023	4,409	4,339	4,376	0.1%
Litera Bidco LLC(4)(5)(24)	First lien senior secured loan	L + 5.85%	5/29/2026	106,925	105,680	106,658	1.8%
Litera Bidco LLC(4)(16)(18)(24)	First lien senior secured revolving loan	L + 5.75%	5/30/2025	-	(53)	(14)	—%
MINDBODY, Inc.(4)(7)(24)	First lien senior secured loan	L + 8.50% (incl. 1.50% PIK)	2/14/2025	58,405	58,001	54,317	0.9%
MINDBODY, Inc.(4)(16)(18)(24)	First lien senior secured revolving loan	L + 7.00%	2/14/2025	-	(39)	(425)	—%
Trader Interactive, LLC (fka Dominion Web Solutions, LLC)(4)(6)(24)	First lien senior secured loan	L + 6.25%	6/17/2024	132,224	131,234	131,561	2.3%
Trader Interactive, LLC (fka Dominion Web Solutions, LLC)(4)(5)(16)(24)	First lien senior secured revolving loan	L + 6.25%	6/15/2023	426	390	394	—%
				1,177,489	1,162,754	1,165,254	20.2%
Leisure and entertainment
Troon Golf, L.L.C.(4)(6)(15)(24)	First lien senior secured term loan A and B	L + 5.50% (TLA: L + 3.5%; TLB: L + 5.98%)	3/29/2025	213,812	211,721	213,812	3.7%
Troon Golf, L.L.C.(4)(16)(18)(24)	First lien senior secured revolving loan	L + 5.50%	3/29/2025	-	(90)	-	—%
				213,812	211,631	213,812	3.7%
Manufacturing
Gloves Buyer, Inc. (dba Protective Industrial Products)(4)(5)(24)	Second lien senior secured loan	L + 8.25%	12/29/2028	29,250	28,535	28,665	0.5%
Ideal Tridon Holdings, Inc.(4)(6)(24)	First lien senior secured loan	L + 5.75%	7/31/2024	53,285	52,777	52,751	0.9%
Ideal Tridon Holdings, Inc.(4)(5)(16)(24)	First lien senior secured revolving loan	L + 5.75%	7/31/2023	900	864	842	—%
MHE Intermediate Holdings, LLC (dba Material Handling Services)(4)(6)(24)	First lien senior secured loan	L + 5.00%	3/8/2024	23,674	23,531	23,082	0.4%
PHM Netherlands Midco B.V. (dba Loparex)(4)(6)(24)	Second lien senior secured loan	L + 8.75%	8/2/2027	112,000	105,313	108,079	1.9%
PHM Netherlands Midco B.V. (dba Loparex)(4)(6)(24)	First lien senior secured loan	L + 4.50%	7/31/2026	792	737	784	—%
Professional Plumbing Group, Inc.(4)(6)(24)	First lien senior secured loan	L + 6.75%	4/16/2024	51,549	51,110	49,229	0.8%

Owl Rock Capital Corporation

Consolidated Schedule of Investments

As of March 31, 2021

(Amounts in thousands, except share amounts)

(Unaudited)

Company(1)(2)(17)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(3)(27)	Fair Value	Percentage of Net Assets
Professional Plumbing Group, Inc.(4)(6)(16)(24)	First lien senior secured revolving loan	L + 6.75%	4/16/2023	6,643	6,589	6,085	0.1%
Safety Products/JHC Acquisition Corp. (dba Justrite Safety Group)(4)(5)(24)	First lien senior secured loan	L + 4.50%	6/28/2026	13,311	13,207	12,079	0.2%
Safety Products/JHC Acquisition Corp. (dba Justrite Safety Group)(4)(5)(16)(19)(24)	First lien senior secured delayed draw term loan	L + 4.50%	6/28/2021	720	707	568	—%
Sonny's Enterprises LLC(4)(5)(24)	First lien senior secured loan	L + 7.00%	8/5/2026	226,057	221,932	226,057	3.9%
Sonny's Enterprises LLC(4)(16)(18)(24)	First lien senior secured revolving loan	L + 7.00%	8/5/2025	-	(312)	-	—%
				518,181	504,990	508,221	8.7%
Oil and gas
Black Mountain Sand Eagle Ford LLC(4)(6)(24)	First lien senior secured loan	L + 8.25%	8/17/2022	45,814	45,649	41,462	0.7%
Project Power Buyer, LLC (dba PEC-Veriforce)(4)(6)(24)	First lien senior secured loan	L + 6.25%	5/14/2026	45,437	44,945	45,210	0.8%
Project Power Buyer, LLC (dba PEC-Veriforce)(4)(16)(18)(24)	First lien senior secured revolving loan	L + 6.25%	5/14/2025	-	(27)	(16)	—%
Zenith Energy U.S. Logistics Holdings, LLC(4)(6)(24)	First lien senior secured loan	L + 6.50%	12/20/2024	95,365	94,068	94,649	1.6%
				186,616	184,635	181,305	3.1%
Professional services
Amspec Services Inc.(4)(6)(24)	First lien senior secured loan	L + 5.75%	7/2/2024	111,119	109,883	109,174	1.9%
Amspec Services Inc.(4)(16)(18)(24)	First lien senior secured revolving loan	L + 4.75%	7/2/2024	-	(137)	(253)	—%
Cardinal US Holdings, Inc.(4)(5)(20)(24)	First lien senior secured loan	L + 5.00%	7/31/2023	89,042	86,974	89,042	1.5%
DMT Solutions Global Corporation(4)(6)(24)	First lien senior secured loan	L + 7.50%	7/2/2024	56,333	54,974	54,502	0.9%
GC Agile Holdings Limited (dba Apex Fund Services)(4)(6)(20)(24)	First lien senior secured loan	L + 7.00%	6/15/2025	158,455	156,423	156,475	2.7%
GC Agile Holdings Limited (dba Apex Fund Services)(4)(16)(18)(20)(24)	First lien senior secured revolving loan	L + 7.00%	6/15/2023	-	(147)	(130)	—%
Gerson Lehrman Group, Inc.(4)(7)(24)	First lien senior secured loan	L + 4.75%	12/12/2024	145,527	144,575	145,527	2.5%
Gerson Lehrman Group, Inc.(4)(16)(18)(24)	First lien senior secured revolving loan	L + 4.75%	12/12/2024	-	(133)	-	—%
				560,476	552,412	554,337	9.5%
Specialty retail
BIG Buyer, LLC(4)(7)(24)	First lien senior secured loan	L + 6.50%	11/20/2023	48,931	48,214	48,196	0.8%
BIG Buyer, LLC(4)(5)(16)(24)	First lien senior secured revolving loan	L + 6.50%	11/20/2023	1,500	1,437	1,444	—%
EW Holdco, LLC (dba European Wax)(4)(5)(24)	First lien senior secured loan	L + 5.50%	9/25/2024	71,116	70,667	68,272	1.2%

Owl Rock Capital Corporation

Consolidated Schedule of Investments

As of March 31, 2021

(Amounts in thousands, except share amounts)

(Unaudited)

Company(1)(2)(17)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(3)(27)	Fair Value	Percentage of Net Assets
Galls, LLC(4)(6)(24)	First lien senior secured loan	L + 6.75% (incl. 0.50% PIK)	1/31/2025	105,139	104,210	97,780	1.7%
Galls, LLC(4)(6)(16)(24)	First lien senior secured revolving loan	L + 6.75% (incl. 0.50% PIK)	1/31/2024	16,558	16,396	15,079	0.3%
				243,244	240,924	230,771	4.0%
Telecommunications
Park Place Technologies, LLC(4)(5)(24)	First lien senior secured loan	L + 5.00%	11/10/2027	9,000	8,656	8,730	0.2%
				9,000	8,656	8,730	0.2%
Transportation
Lazer Spot G B Holdings, Inc.(4)(6)(24)	First lien senior secured loan	L + 5.75%	12/9/2025	145,164	143,109	144,800	2.5%
Lazer Spot G B Holdings, Inc.(4)(16)(18)(24)	First lien senior secured revolving loan	L + 5.75%	12/9/2025	-	(362)	(67)	—%
Lytx, Inc.(4)(5)(24)	First lien senior secured loan	L + 6.00%	2/28/2026	53,478	52,704	52,810	0.9%
Lytx, Inc.(4)(6)(16)(19)(24)	First lien senior secured delayed draw term loan	L + 6.00%	2/28/2023	4,650	4,542	4,416	0.1%
Motus, LLC and Runzheimer International LLC(4)(6)(13)(24)	First lien senior secured loan	L + 6.36%	1/17/2024	59,129	58,342	59,129	1.0%
				262,421	258,335	261,088	4.5%
Total non-controlled/non-affiliated portfolio company debt investments				$10,929,769	$10,752,946	$10,688,441	184.3%

Equity Investments
Aerospace and defense
Space Exploration Technologies Corp.(24)(25)(31)	Class A Common Stock	N/A	N/A	823	346	346	—%
Space Exploration Technologies Corp.(24)(25)(31)	Class C Common Stock	N/A	N/A	561	236	236	—%
					582	582	—%
Business services
Hercules Buyer, LLC (dba The Vincit Group)(24)(25)(30)(31)	Common Units	N/A	N/A	2,190,000	2,192	2,192	—%
					2,192	2,192	—%
Financial services
Blend Labs, Inc.(24)(25)(31)	Preferred Stock	N/A	N/A	216,953	1,000	1,000	—%
					1,000	1,000	—%
Food and beverage
CM7 Restaurant Holdings, LLC(24)(25)(31)	LLC Interest	N/A	N/A	340	340	607	—%
H-Food Holdings, LLC(24)(25)(31)	LLC Interest	N/A	N/A	10,875	10,875	11,159	0.2%
					11,215	11,766	0.2%
Healthcare equipment and services
KPCI Holdings, LP(24)(25)(31)	LP Interest	N/A	N/A	25,285	25,285	25,285	0.4%
Patriot Holdings SCSp (dba Corza Health, Inc.)(24)(25)	Class A Units	8.0% PIK	N/A	96,205	7,081	7,081	0.1%

Owl Rock Capital Corporation

Consolidated Schedule of Investments

As of March 31, 2021

(Amounts in thousands, except share amounts)

(Unaudited)

Company(1)(2)(17)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(3)(27)	Fair Value	Percentage of Net Assets
Patriot Holdings SCSp (dba Corza Health, Inc.)(24)(25)(31)	Class B Units	N/A	N/A	6,986	-	-	—%
					32,366	32,366	0.5%
Healthcare providers and services
Restore OMH Intermediate Holdings, Inc.(24)(25)	Senior Preferred Stock	13.0% PIK	N/A	2,284	23,108	23,054	0.4%
					23,108	23,054	0.4%
Insurance
Norvax, LLC (dba GoHealth)(24)(25)(31)(32)	Common Stock	N/A	N/A	1,439,481	7,315	16,828	0.3%
PCF Holdco, LLC(16)(24)(25)(31)	Class A Units	N/A	9/30/2021	-	-	-	—%
					7,315	16,828	0.3%
Manufacturing
Gloves Holdings, LP (dba Protective Industrial Products)(24)(25)(31)	LP Interest	N/A	N/A	3,250	3,250	3,250	0.1%
Windows Entities(24)(25)(28)	LLC Units	N/A	N/A	31,822	58,495	82,572	1.4%
					61,745	85,822	1.5%
Total non-controlled/non-affiliated portfolio company equity investments					$139,523	$173,610	2.9%
Total non-controlled/non-affiliated portfolio company investments					$10,892,469	$10,862,051	187.2%

Controlled/affiliated portfolio company investments
Debt Investments
Advertising and media
Swipe Acquisition Corporation (dba PLI)(4)(6)(21)(24)	First lien senior secured loan	L + 8.00%	6/29/2024	50,045	49,111	49,294	0.8%
Swipe Acquisition Corporation (dba PLI)(4)(6)(16)(19)(21)(24)	First lien senior secured delayed draw term loan	L + 8.00%	12/31/2021	5,783	5,783	5,466	0.1%
Swipe Acquisition Corporation (dba PLI)(4)(16)(21)(24)	Letter of credit	L + 8.00%	6/29/2024	-	3	-	—%
				55,828	54,897	54,760	0.9%
Total controlled/affiliated portfolio company debt investments				$55,828	$54,897	$54,760	0.9%

Equity Investments
Advertising and media
New PLI Holdings, LLC(21)(24)(25)(31)	Class A Common Units	N/A	N/A	86,745	48,007	48,007	0.8%
					48,007	48,007	0.8%
Financial services
Wingspire Capital Holdings LLC(16)(21)(23)(25)(31)	LLC Interest	N/A	N/A	167,538	167,538	167,538	2.9%
					167,538	167,538	2.9%
Investment funds and vehicles
Sebago Lake LLC(14)(20)(21)(23)(25)	LLC Interest	N/A	N/A	109,838	109,838	108,116	1.9%
					109,838	108,116	1.9%
Total controlled/affiliated portfolio company equity investments					$325,383	$323,661	5.6%
Total controlled/affiliated portfolio company investments					$380,280	$378,421	6.5%
Total Investments					$11,272,749	$11,240,472	193.7%

Owl Rock Capital Corporation

Consolidated Schedule of Investments

As of March 31, 2021

(Amounts in thousands, except share amounts)

(Unaudited)

	Interest Rate Swaps as of March 31, 2021
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
(4)

Loan contains a variable rate structure and may be subject to an interest rate floor. Variable rate loans bear interest at a rate that may be determined by reference to either the London Interbank Offered Rate (“LIBOR” or “L”, which can include one-, two-, three- or six-month LIBOR), Euro Interbank Offered Rate (“EURIBOR” or “E”, which can include one-, two-, three- or six-month EURIBOR), British pound sterling LIBOR (“GBPLIBOR” or “G”), or an alternate base rate (which can include the Federal Funds Effective Rate or the Prime Rate), at the borrower’s option, and which reset periodically based on the terms of the loan agreement.

(5)	The interest rate on these loans is subject to 1 month LIBOR, which as of March 31, 2021 was 0.11%.
(6)	The interest rate on these loans is subject to 3 month LIBOR, which as of March 31, 2021 was 0.19%.
(7)	The interest rate on these loans is subject to 6 month LIBOR, which as of March 31, 2021 was 0.21%.
(8)	The interest rate on this loan is subject to 6 month Canadian Dollar Offered Rate (“CDOR” or “C”), which as of March 31, 2021 was 0.55%.
(9)	The interest rate on these loans is subject to Prime, which as of March 31, 2021 was 3.25%.
(10)	The interest rate on this loan is subject to 3 month EURIBOR, which as of March 31, 2021 was (0.54)%.
(11)	The interest rate on this loan is subject to 6 month EURIBOR, which as of March 31, 2021 was (0.51)%.
(12)	The interest rate on this loan is subject to 6 month GBPLIBOR, which as of March 31, 2021 was 0.11%.
(13)

The Company may be entitled to receive additional interest as a result of an arrangement with other lenders in the syndication. In exchange for the higher interest rate, the “last-out” portion is at a greater risk of loss.

(14)	Investment measured at net asset value (“NAV”).
(15)

The first lien term loan is comprised of two components: Term Loan A and Term Loan B. The Company’s Term Loan A and Term Loan B principal amounts are $41.4 million and $172.4 million, respectively. Both Term Loan A and Term Loan B have the same maturity date. Interest disclosed reflects the blended rate of the first lien term loan. The Term Loan A represents a ‘first out’ tranche and the Term Loan B represents a ‘last out’ tranche. The ‘first out’ tranche has priority as to the ‘last out’ tranche with respect to payments of principal, interest and any amounts due thereunder.

(16)	Position or portion thereof is an unfunded loan or equity commitment. See Note 7 “Commitments and Contingencies”.
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
(20)

This portfolio company is not a qualifying asset under Section 55(a) of the Investment Company Act of 1940, as amended (the “1940 Act”). Under the 1940 Act, the Company may not acquire any non-qualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of total assets. As of March 31, 2021, non-qualifying assets represented 7.3% of total assets as calculated in accordance with the regulatory requirements.

Owl Rock Capital Corporation

Consolidated Schedule of Investments

As of March 31, 2021

(Amounts in thousands, except share amounts)

(Unaudited)

(21)

As defined in the 1940 Act, the Company is deemed to be both an “Affiliated Person” and has “Control” of this portfolio company as the Company owns more than 25% of the portfolio company’s outstanding voting securities or has the power to exercise control over management or policies of such portfolio company (including through a management agreement). The Company’s investment in affiliates for the year ended March 31, 2021, were as follows:

($ in thousands)	Fair value as of December 31, 2020	Gross Additions(a)	Gross Reductions(b)	Change in Unrealized Gains (Losses)	Fair value as of March 31, 2021	Interest Income	Dividend Income	Other Income
Controlled Affiliates
Sebago Lake LLC	$105,546	$2,000	$—	$570	$108,116	$—	$2,368	$—
Swipe Acquisition Corporation (dba PLI)	99,297	3,175	—	295	102,767	1,303	—	157
Wingspire Capital Holdings LLC	67,538	100,000	—	—	167,538	—	—	—
Total Controlled Affiliates	$272,381	$105,175	$—	$865	$378,421	$1,303	$2,368	$157
(a)

Gross additions may include increases in the cost basis of investments resulting from new investments, amounts related to payment-in-kind (“PIK”) interest capitalized and added to the principal balance of the respective loans, the accretion of discounts, the exchange of one or more existing investments for one or more new investments and the movement at fair value of an existing portfolio company into this controlled affiliated category from a different category.

(b)

Gross reductions may include decreases in the cost basis of investments resulting from principal collections related to investment repayments and sales, return of capital, the amortization of premiums and the exchange of one or more existing securities for one or more new securities.

(22)	Level 2 investment.
(23)	Investment is not pledged as collateral for the credit facilities.
(24)

Represents co-investment made with the Company’s affiliates in accordance with the terms of the exemptive relief that the Company received from the U.S. Securities and Exchange Commission. See Note 3 “Agreements and Related Party Transactions.”

(25)

Securities acquired in transactions exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”) and may be deemed to be “restricted securities” under the Securities Act. As of March 31, 2021, the aggregate fair value of these securities is $497.3 million or 8.6% of the Company’s net assets. The acquisition dates of the restricted securities are as follows:

Owl Rock Capital Corporation

Consolidated Schedule of Investments

As of March 31, 2021

(Amounts in thousands, except share amounts)

(Unaudited)

Portfolio Company	Investment	Acquisition Date
Blend Labs, Inc.	Preferred Stock	February 24, 2021
CM7 Restaurant Holdings, LLC	LLC Interest	May 21, 2018
Gloves Holdings, LP (dba Protective Industrial Products)	LP Interest	December 29, 2020
H-Food Holdings, LLC	LLC Interest	November 23, 2018
Hercules Buyer, LLC (dba The Vincit Group)	Common Units	December 15, 2020
KPCI Holdings, LP	LP Interest	November 30, 2020
New PLI Holdings, LLC	Class A Common Units	December 23, 2020
Norvax, LLC (dba GoHealth)	Common Stock	March 23, 2020
Patriot Holdings SCSp (dba Corza Health, Inc.)	Class A Units	January 29, 2021
Patriot Holdings SCSp (dba Corza Health, Inc.)	Class B Units	January 29, 2021
PCF Holdco, LLC	Class A Units	March 30, 2021
Restore OMH Intermediate Holdings, Inc.	Senior Preferred Stock	December 9, 2020
Sebago Lake LLC*	LLC Interest	June 20, 2017
Space Exploration Technologies Corp.	Class A Common Stock	March 25, 2021
Space Exploration Technologies Corp.	Class C Common Stock	March 25, 2021
Windows Entities	LLC Units	January 16, 2020
Wingspire Capital Holdings LLC**	LLC Interest	September 24, 2019

* Refer to Note 4 “Investments – Sebago Lake LLC,” for further information.

** Refer to Note 3 “Agreements and Related Party Transactions – Controlled/Affiliated Portfolio Companies”.

(26)	Loan contains a fixed-rate structure.
(27)

As of March 31, 2021, the net estimated unrealized loss for U.S. federal income tax purposes was $0.1 billion based on a tax cost basis of $11.4 billion. As of March 31, 2021, the estimated aggregate gross unrealized loss for U.S. federal income tax purposes was $0.2 billion and the estimated aggregate gross unrealized gain for U.S. federal income tax purposes was $0.1 billion.

(28)

Investment represents multiple underlying investments, including Midwest Custom Windows, LLC, Greater Toronto Custom Windows, Corp., Garden State Custom Windows, LLC, Long Island Custom Windows, LLC, Jemico, LLC and Atlanta Custom Windows, LLC. Greater Toronto Custom Windows, Corp. is considered a non-qualifying asset, with a fair value of $6.3 million as of March 31, 2021.

(29)	Loan was on non-accrual status as of March 31, 2021.
(30)	We invest in this portfolio company through underlying blocker entities Hercules Blocker 1 LLC, Hercules Blocker 2 LLC, Hercules Blocker 3 LLC, Hercules Blocker 4 LLC, and Hercules Blocker 5 LLC.
(31)	Investment is non-income producing.
(32)	Level 1 investment.

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

Owl Rock Capital Corporation

Consolidated Schedule of Investments

As of December 31, 2020

(Amounts in thousands, except share amounts)

Company(1)(2)(17)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(3)(27)	Fair Value	Percentage of Net Assets
Ideal Tridon Holdings, Inc.(4)(7)(26)	First lien senior secured loan	L + 5.75%	7/31/2024	53,310	52,757	52,111	0.9%
Ideal Tridon Holdings, Inc.(4)(5)(19)(26)	First lien senior secured revolving loan	L + 5.75%	7/31/2023	900	858	771	—%
MHE Intermediate Holdings, LLC(dba Material Handling Services)(4)(7)(26)	First lien senior secured loan	L + 5.00%	3/8/2024	23,726	23,571	23,014	0.4%
PHM Netherlands Midco B.V. (dba Loparex)(4)(7)(26)	First lien senior secured loan	L + 4.50%	7/31/2026	794	737	780	—%
PHM Netherlands Midco B.V. (dba Loparex)(4)(7)(26)	Second lien senior secured loan	L + 8.75%	8/2/2027	112,000	105,126	106,960	1.8%
Professional Plumbing Group, Inc.(4)(7)(26)	First lien senior secured loan	L + 6.75%	4/16/2024	51,681	51,210	49,873	0.9%
Professional Plumbing Group, Inc.(4)(7)(19)(26)	First lien senior secured revolving loan	L + 6.75%	4/16/2023	6,643	6,582	6,209	0.1%
Safety Products/JHC Acquisition Corp.(dba Justrite Safety Group)(4)(5)(26)	First lien senior secured loan	L + 4.50%	6/28/2026	13,345	13,237	12,110	0.2%
Safety Products/JHC Acquisition Corp.(dba Justrite Safety Group)(4)(5)(19)(21)(26)	First lien senior secured delayed draw term loan	L + 4.50%	6/28/2021	721	708	569	—%
Sonny's Enterprises LLC(4)(5)(26)	First lien senior secured loan	L + 7.00%	8/5/2026	226,625	222,327	223,225	3.9%
Sonny's Enterprises LLC(4)(19)(20)(26)	First lien senior secured revolving loan	L + 7.00%	8/5/2025	—	(330)	(270)	—%
				518,995	505,302	503,871	8.7%
Oil and gas
Black Mountain Sand Eagle Ford LLC(4)(7)(26)	First lien senior secured loan	L + 8.25%	8/17/2022	46,883	46,683	42,429	0.7%
Project Power Buyer, LLC (dba PEC-Veriforce)(4)(7)(26)	First lien senior secured loan	L + 6.25%	5/14/2026	45,553	45,039	45,097	0.8%
Project Power Buyer, LLC (dba PEC-Veriforce)(4)(19)(20)(26)	First lien senior secured revolving loan	L + 6.25%	5/14/2025	—	(29)	(32)	—%
Zenith Energy U.S. Logistics Holdings, LLC(4)(7)(26)	First lien senior secured loan	L + 6.50%	12/20/2024	95,365	93,991	94,410	1.6%
				187,801	185,684	181,904	3.1%
Professional services
AmSpec Services Inc.(4)(7)(26)	First lien senior secured loan	L + 5.75%	7/2/2024	111,404	110,080	108,896	1.9%
AmSpec Services Inc.(4)(19)(20)(26)	First lien senior secured revolving loan	L + 4.75%	7/2/2024	—	(148)	(325)	—%
Cardinal US Holdings, Inc.(4)(7)(22)(26)	First lien senior secured loan	L + 5.00%	7/31/2023	89,273	86,998	88,827	1.5%
DMT Solutions Global Corporation(4)(7)(26)	First lien senior secured loan	L + 7.50%	7/2/2024	57,150	55,677	54,864	1.0%
GC Agile Holdings Limited (dba Apex Fund Services)(4)(7)(22)(26)	First lien senior secured loan	L + 7.00%	6/15/2025	158,862	156,717	156,081	2.7%
GC Agile Holdings Limited (dba Apex Fund Services)(4)(7)(19)(22)(26)	First lien senior secured revolving loan	L + 7.00%	6/15/2023	3,462	3,299	3,280	0.1%

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

(21)

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

Owl Rock Capital Corporation

Consolidated Statements of Changes in Net Assets

(Amounts in thousands)

(Unaudited)

	For the Three Months Ended March 31,
	2021	2020
Increase (Decrease) in Net Assets Resulting from Operations
Net investment income (loss)	$102,655	$146,256
Net change in unrealized gain (loss)	52,879	(459,115)
Net realized gain (loss)	2,311	269
Net Increase (Decrease) in Net Assets Resulting from Operations	157,845	(312,590)
Distributions
Distributions declared from earnings(1)	(121,335)	(152,434)
Net Decrease in Net Assets Resulting from Shareholders' Distributions	(121,335)	(152,434)
Capital Share Transactions
Repurchase of common shares	—	(47,961)
Reinvestment of distributions	19,144	42,964
Net Increase in Net Assets Resulting from Capital Share Transactions	19,144	(4,997)
Total Increase (Decrease) in Net Assets	55,654	(470,021)
Net Assets, at beginning of period	5,746,434	5,977,283
Net Assets, at end of period	$5,802,088	$5,507,262

________________

(1)	For the three months ended March 31, 2021 and 2020, distributions declared from earnings were derived from net investment income and capital gains.

The accompanying notes are an integral part of these consolidated financial statements.

Owl Rock Capital Corporation

Consolidated Statements of Cash Flows

(Amounts in thousands)

(Unaudited)

	For the Three Months Ended March 31,
	2021	2020
Cash Flows from Operating Activities
Net Increase (Decrease) in Net Assets Resulting from Operations	$157,845	$(312,590)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash used in operating activities:
Purchases of investments, net	(952,642)	(1,046,846)
Proceeds from investments and investment repayments, net	637,837	463,125
Net amortization of discount on investments	(12,343)	(14,617)
Payment-in-kind interest	(15,686)	(3,413)
Net change in unrealized (gain) loss on investments	(57,944)	459,034
Net change in unrealized (gains) losses on translation of assets and liabilities in foreign currencies	2,149	81
Net realized (gain) loss on investments	(1,154)	(348)
Net realized (gain) loss on foreign currency transactions relating to investments	(43)	6
Amortization of debt issuance costs	4,946	3,170
Changes in operating assets and liabilities:
(Increase) decrease in receivable for investments sold	1,961	9,250
(Increase) decrease in interest receivable	1,254	3,765
(Increase) decrease in receivable from a controlled affiliate	(20)	287
(Increase) decrease in prepaid expenses and other assets	8,674	(23,231)
Increase (decrease) in management fee payable	6,171	639
Increase (decrease) in incentive fee payable	2,706	—
Increase (decrease) in payables to affiliate	(3,940)	(2,710)
Increase (decrease) in payables for investments purchased	—	49,116
Increase (decrease) in fair value of interest rate swap attributed to unsecured notes	(5,693)	20,043
Increase (decrease) in accrued expenses and other liabilities	877	22,120
Net cash used in operating activities	(225,045)	(373,119)
Cash Flows from Financing Activities
Borrowings on debt	637,364	1,372,000
Payments on debt	(380,000)	(777,000)
Debt issuance costs	(2,022)	(13,871)
Repurchase of common stock	-	(47,961)
Cash distributions paid to shareholders	(132,943)	(94,285)
Net cash provided by financing activities	122,399	438,883
Net increase (decrease) in cash and restricted cash, including foreign cash (restricted cash of $(1,142) and $(3,173), respectively)	(102,646)	65,764
Cash and restricted cash, including foreign cash, beginning of period (restricted cash of $8,841 and $7,587, respectively)	357,911	317,159
Cash and restricted cash, including foreign cash, end of period (restricted cash of $7,699, $4,414, respectively)	$255,265	$382,923

Owl Rock Capital Corporation

Consolidated Statements of Cash Flows – Continued

(Amounts in thousands)

(Unaudited)

	For the Three Months Ended March 31,
	2021	2020
Supplemental and Non-Cash Information
Interest paid during the period	$43,279	$27,239
Distributions declared during the period	$121,335	$152,434
Reinvestment of distributions during the period	$19,144	$42,964
Distributions Payable	$121,335	$152,434
Receivable for investments sold	$4,355	$—
Taxes, including excise tax, paid during the period	$—	$1,990

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

Owl Rock Capital Advisors LLC (the “Adviser”) serves as the Company’s investment adviser. The Adviser is an indirect subsidiary of Owl Rock Capital Partners LP (“Owl Rock Capital Partners”). The Adviser is registered with the Securities and Exchange Commission (“SEC”) as an investment adviser under the Investment Advisers Act of 1940, as amended (the “Advisers Act”). Subject to the overall supervision of the Company’s board of directors (the “Board”), the Adviser manages the day-to-day operations of, and provides investment advisory and management services to, the Company.

On December 23, 2020, Owl Rock Capital Group, LLC (“Owl Rock Capital Group”), the parent of the Adviser (and a subsidiary of Owl Rock Capital Partners), and Dyal Capital Partners (“Dyal”) announced they are merging to form Blue Owl Capital Inc. (“Blue Owl”).  Blue Owl will enter the public market via its acquisition by Altimar Acquisition Corporation (NYSE:ATAC) (“Altimar”), a special purpose acquisition company (the “Transaction”). If the Transaction is consummated, there will be no changes to the Company’s investment strategy or the Adviser’s investment team or investment process with respect to the Company; however, the Transaction will result in a change in control of the Adviser, which will be deemed an assignment of the Investment Advisory Agreement in accordance with the 1940 Act. As a result, the Board, after considering the Transaction and subsequent change in control, determined that upon consummation of the Transaction, the Company should enter into a third amended and restated investment advisory agreement with the Adviser on terms that are identical to the Investment Advisory Agreement. At a special meeting of the Company's shareholders held on March 17, 2021, the Company's shareholders approved the Company's entry, upon consummation of the Transaction, into the third amended and restated advisory agreement with the Adviser on terms that are identical to the Advisory Agreement. The Board also determined that upon consummation of the Transaction, the Company should enter into an amended and restated administration agreement with the Adviser on terms that are identical to the Administration Agreement. See “Item 1. Business – The Adviser and Administrator – Owl Rock Capital Advisors LLC.”

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

Interest and Dividend Income Recognition

Interest income is recorded on the accrual basis and includes amortization of discounts or premiums. Certain investments may have contractual payment-in-kind (“PIK”) interest or dividends. PIK interest represents accrued interest that is added to the principal amount of the investment on the respective interest payment dates rather than being paid in cash and generally becomes due at maturity. For the three months ended March 31, 2021, PIK interest earned was $11.6 million, representing approximately 5.2% of investment income. For the three months ended March 31, 2020, PIK interest earned was less than 5% of investment income. Discounts to par value on securities purchased are amortized into interest income over the contractual life of the respective security using the effective yield method. Premiums to par value on securities purchased are amortized to first call date. The amortized cost of investments represents the original cost adjusted for the amortization of discounts or premiums, if any. Upon prepayment of a loan or debt security, any prepayment premiums, unamortized upfront loan origination fees and unamortized discounts are recorded as interest income in the current period.

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

Other Income

From time to time, the Company may receive fees for services provided to portfolio companies. These fees are generally only available to the Company as a result of closing investments, are generally paid at the closing of the investments, are generally non-recurring and are recognized as revenue when earned upon closing of the investment. The services that the Adviser provides vary by investment, but can include closing, work, diligence or other similar fees and fees for providing managerial assistance to our portfolio companies.

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

Owl Rock Capital Corporation

Notes to Consolidated Financial Statements (Unaudited) – Continued

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

Owl Rock Capital Corporation

Notes to Consolidated Financial Statements (Unaudited) – Continued

description of the Company’s investment in Wingspire, see Note 3 “Agreements and Related Party Transactions – Controlled/Affiliated Portfolio Companies”.

New Accounting Pronouncements

In March 2020, the FASB issued ASU No. 2020-04, “Reference Rate Reform (Topic 848),” which provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The amendments apply only to contracts, hedging relationships, and other transactions that reference London Interbank Offered Rate (“LIBOR”) or another reference rate expected to be discontinued because of reference rate reform. In January 2021, the FASB issued ASU No. 2021-01, “Reference Rate Reform (Topic 848),” which expanded the scope of Topic 848 to include derivative instruments impacted by discounting transition. ASU 2020-04 and ASU 2021-01 are effective for all entities through December 31, 2022. ASU No. 2021-01 provides increased clarity as the Company continues to evaluate the transition of reference rates and is currently evaluating the impact of adopting ASU No. 2020-04 and 2021-01 on the consolidated financial statements.

Other than the aforementioned guidance, the Company’s management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the accompanying consolidated financial statements.

Note 3. Agreements and Related Party Transactions

Administration Agreement

The Company has entered into an Administration Agreement (the “Administration Agreement”) with the Adviser. Under the terms of the Administration Agreement, the Adviser performs, or oversees, the performance of, required administrative services, which includes providing office space, equipment and office services, maintaining financial records, preparing reports to shareholders and reports filed with the SEC, and managing the payment of expenses and the performance of administrative and professional services rendered by others.

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

Unless earlier terminated as described below, the Administration Agreement, and subject to the consummation of the Transaction, the amended and restated administration agreement, will remain in effect from year to year if approved annually by (1) the vote of the Board, or by the vote of a majority of its outstanding voting securities, and (2) the vote of a majority of the Company’s directors who are not “interested persons” of the Company, of the Adviser or of any of their respective affiliates, as defined in the 1940 Act. The Administration Agreement may be terminated at any time, without the payment of any penalty, on 60 days’ written notice, by the vote of a majority of the outstanding voting securities of the Company, or by the vote of the Board or by the Adviser.

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

For the three months ended March 31, 2021 and 2020, the Company incurred expenses of approximately $1.2 million and $1.8 million, respectively, for costs and expenses reimbursable to the Adviser under the terms of the Administration Agreement.

Owl Rock Capital Corporation

Notes to Consolidated Financial Statements (Unaudited) – Continued

Investment Advisory Agreement

The Company has entered into an amended and restated Investment Advisory Agreement (the “Investment Advisory Agreement”) with the Adviser.

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

Unless earlier terminated as described below, the Investment Advisory Agreement, and subject to the consummation of the Transaction, the third amended and restated investment advisory agreement, will remain in effect from year-to-year if approved annually by a majority of the Board or by the holders of a majority of our outstanding voting securities and, in each case, by a majority of independent directors.

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

On December 23, 2020, Owl Rock Capital Group, the parent of the Adviser (and a subsidiary of Owl Rock Capital Partners), and Dyal announced they are merging to form Blue Owl.  Blue Owl will enter the public market via its acquisition by Altimar, a special purpose acquisition company sponsored by an affiliate of HPS Investment Partners, LLC. The Transaction, if consummated, will result in a change in control of the Adviser, which will be deemed an assignment of the Investment Advisory Agreement in accordance with the 1940 Act. As a result, the Board, after considering the Transaction and subsequent change in control, has determined that upon consummation of the Transaction, the Company should enter into a third amended and restated investment advisory agreement with the Adviser on terms that are identical to the Investment Advisory Agreement. At a special meeting of the Company's shareholders held on March 17, 2021, the Company's shareholders approved the Company's entry, upon consummation of the Transaction, into the third amended and restated advisory agreement with the Adviser on terms that are identical to the the Advisory Agreement.

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

The management fee is currently payable quarterly in arrears. Prior to the Listing Date, the management fee was payable at an annual rate of 0.75% of the Company’s (i) average gross assets, excluding cash and cash equivalents but including assets purchased with borrowed amounts, at the end of the Company’s two most recently completed calendar quarters plus (ii) the average of any remaining unfunded Capital Commitments at the end of the two most recently completed calendar quarters.

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

On February 27, 2019, the Adviser agreed at all times prior to the fifteen-month anniversary of the Listing Date, to waive any portion of the Management Fee that is in excess of 0.75% of the Company’s gross assets, excluding cash and cash-equivalents but including assets purchased with borrowed amounts at the end of the two most recently completed calendar quarters, calculated in

Owl Rock Capital Corporation

Notes to Consolidated Financial Statements (Unaudited) – Continued

accordance with the Investment Advisory Agreement. The Listing Date occurred on July 18, 2019 and this waiver expired on October 18, 2020.

For the three months ended March 31, 2021, management fees were $42.1 million. For the three months ended March 31, 2020, management fees, net of $16.9 million in management fee waivers, were $16.9 million.

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

For the three months ended March 31, 2021, the Company incurred $21.8 million of performance based incentive fees based on net investment income. For the three months ended March 31, 2020, due to the fee waiver of $25.6 million, the Company did not incur any performance based incentive fees on net investment income.

For the three months ended March 31, 2021 and 2020, the Company did not accrue capital gains based incentive fees (net of waivers).

Any portion of the management fee, incentive fee on net investment income and capital gains based incentive fee waived shall not be subject to recoupment.

Affiliated Transactions

The Company may be prohibited under the 1940 Act from participating in certain transactions with its affiliates without prior approval of the directors who are not interested persons, and in some cases, the prior approval of the SEC.  The Company, the Adviser and certain of their affiliates have been granted exemptive relief by the SEC for the Company to co-invest with other funds managed by the Adviser or its affiliates in a manner consistent with the Company’s investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors. Pursuant to such exemptive relief, the Company generally is permitted to co-invest with certain of its affiliates if a “required majority” (as defined in Section 57(o) of the 1940 Act) of the Board make certain conclusions in connection with a co-investment transaction, including that (1) the terms of the transaction, including the consideration to be paid, are reasonable and fair to the Company and its shareholders and do not involve overreaching of the Company or its shareholders on the part of any person concerned, (2) the transaction is consistent with the interests of the Company’s shareholders and is consistent with its investment objective and strategies, and (3) the investment by its affiliates would not disadvantage the Company, and the Company’s participation would not be on a basis different from or less advantageous than that on which its affiliates are investing. In addition, pursuant to an exemptive order issued by the SEC on April 8, 2020 and applicable to all BDCs, through December 31, 2020, the Company was permitted, subject to the satisfaction of certain conditions, to complete follow-on investments in its existing portfolio companies with certain private funds managed by the Adviser or its affiliates and covered by the Company’s exemptive relief, even if such private funds had not previously invested in such existing portfolio company. Without this order, private funds would generally not be able to participate in such follow-on investments with the Company unless the private funds had previously acquired securities of the portfolio company in a co-investment transaction with the Company. Although the conditional exemptive order has expired, the SEC’s Division of Investment  Management has indicated that until March 31, 2022, it

Owl Rock Capital Corporation

Notes to Consolidated Financial Statements (Unaudited) – Continued

will not recommend enforcement action, to the extent that any BDC with an existing coinvestment order continues to engage in certain transactions described in the conditional exemptive order, pursuant to the same terms and conditions described therein. The Adviser is under common control with Owl Rock Technology Advisors LLC (“ORTA”), Owl Rock Capital Private Fund Advisors LLC (“ORPFA”) and Owl Rock Diversified Advisors LLC (“ORDA”), which are also investment advisers and indirect subsidiaries of Owl Rock Capital Partners. The Adviser, ORTA, ORPFA and ORDA are referred to as the “Owl Rock Advisers” and together with Owl Rock Capital Partners are referred to, collectively, as “Owl Rock.” Owl Rock Advisers’ allocation policy seeks to ensure equitable allocation of investment opportunities over time between the Company, Owl Rock Capital Corporation II, a BDC advised by the Adviser, Owl Rock Technology Finance Corp., a BDC advised by ORTA, Owl Rock Capital Corporation III, a BDC advised by ORDA, Owl Rock Core Income Corp., a BDC advised by the Adviser and other funds managed by the Adviser or its affiliates (collectively, the "Owl Rock Clients"). As a result of exemptive relief, there could be significant overlap in the Company’s investment portfolio and the investment portfolio of the Owl Rock Clients and/or other funds established by the Adviser or its affiliates that could avail themselves of the exemptive relief.

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

The Company has made investments in three controlled/affiliated companies, including Sebago Lake, Wingspire and Swipe Acquisition Corporation. For further description of Sebago Lake, see “Note 4. Investments”. Wingspire conducts its business through an indirectly owned subsidiary, Wingspire Capital LLC. Wingspire is an independent diversified direct lender focused on providing asset-based commercial finance loans and related senior secured loans to U.S.-based middle market borrowers. Wingspire offers a wide variety of asset-based financing solutions to businesses in an array of industries, including revolving credit facilities, machinery and equipment term loans, real estate term loans, first-in/last-out tranches, cash flow term loans, and opportunistic / bridge financings. The addition of Wingspire to the portfolio allows ORCC to participate in an asset class that offers differentiated yield with full collateral packages and covenants. Wingspire is led by a seasoned team of commercial finance veterans. The Company committed $50 million to Wingspire on September 24, 2019, and subsequently increased its commitment to $100 million on March 25, 2020, to $150 million on July 31, 2020 and again to $200 million on March 8, 2021. The Company does not consolidate its equity interest in Wingspire.

Note 4. Investments

The information in the tables below is presented on an aggregate portfolio basis, without regard to whether they are non-controlled non-affiliated, non-controlled affiliated or controlled affiliated investments.

Owl Rock Capital Corporation

Notes to Consolidated Financial Statements (Unaudited) – Continued

Investments at fair value and amortized cost consisted of the following as of March 31, 2021 and December 31, 2020:

	March 31, 2021		December 31, 2020
($ in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
First-lien senior secured debt investments	$8,781,815	$8,744,469	$8,483,799	$8,404,754
Second-lien senior secured debt investments	1,837,093	1,807,521	2,035,151	2,000,471
Unsecured debt investments	188,935	191,211	56,473	59,562
Equity investments(1)	355,068	389,155	245,458	271,739
Investment funds and vehicles(2)	109,838	108,116	107,837	105,546
Total Investments	$11,272,749	$11,240,472	$10,928,718	$10,842,072

________________

(1)	Includes equity investment in Wingspire.
(2)	Includes equity investment in Sebago Lake. See below, within Note 4, for more information regarding Sebago Lake.

The industry composition of investments based on fair value as of March 31, 2021 and December 31, 2020 was as follows:

	March 31, 2021	December 31, 2020
Advertising and media	0.9%	1.0%
Aerospace and defense	2.8	2.7
Automotive	1.7	1.6
Buildings and real estate	4.9	5.6
Business services	5.4	5.7
Chemicals	3.6	2.2
Consumer products	2.2	2.3
Containers and packaging	1.9	2.0
Distribution	6.0	6.3
Education	2.2	2.6
Energy equipment and services	0.1	0.1
Financial services(1)	5.0	2.9
Food and beverage	8.3	8.7
Healthcare equipment and services	4.8	3.7
Healthcare providers and services	5.3	5.2
Healthcare technology	3.3	3.6
Household products	2.0	1.4
Human resource support services(3)	0.0	0.0
Infrastructure and environmental services	1.7	1.8
Insurance	8.4	8.9
Internet software and services	10.3	11.1
Investment funds and vehicles(2)	1.0	1.0
Leisure and entertainment	1.9	2.0
Manufacturing	5.3	5.3
Oil and gas	1.6	1.7
Professional services	4.9	5.6
Specialty retail	2.1	2.1
Telecommunications	0.1	0.5
Transportation	2.3	2.4
Total	100.0%	100.0%

________________

(1)	Includes equity investment in Wingspire.
(2)	Includes equity investment in Sebago Lake. See below, within Note 4, for more information regarding Sebago Lake.
(3)	Rounds to less than 0.1%.

Owl Rock Capital Corporation

Notes to Consolidated Financial Statements (Unaudited) – Continued

The geographic composition of investments based on fair value as of March 31, 2021 and December 31, 2020 was as follows:

	March 31, 2021	December 31, 2020
United States:
Midwest	17.7%	18.2%
Northeast	16.1	16.7
South	42.7	42.3
West	17.0	17.2
International	6.5	5.6 (1)
Total	100.0%	100.0%

________________

(1)	As of December 31, 2020, the geographic composition of Belgium, Canada, Israel and the United Kingdom were 0.8%, 1.0%, 0.4% and 3.4%, respectively.

Sebago Lake LLC

Sebago Lake, a Delaware limited liability company, was formed as a joint venture between the Company and The Regents of the University of California (“Regents”) and commenced operations on June 20, 2017. Sebago Lake’s principal purpose is to make investments, primarily in senior secured loans that are made to middle-market companies or in broadly syndicated loans. Both the Company and Regents (the “Members”) have a 50% economic ownership in Sebago Lake. Except under certain circumstances, contributions to Sebago Lake cannot be redeemed. Each of the Members initially agreed to contribute up to $100 million to Sebago Lake. On July 26, 2018, each of the Members increased their contribution to Sebago Lake up to an aggregate of $125 million. As of March 31, 2021, each Member has funded $109.8 million of their respective $125 million commitments. Sebago Lake is managed by the Members, each of which have equal voting rights. Investment decisions must be approved by each of the Members.

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

As of March 31, 2021 and December 31, 2020, Sebago Lake had total investments in senior secured debt at fair value of $539.1 million and $554.7 million, respectively. The determination of fair value is in accordance with ASC 820; however, such fair value is not included in the Board’s valuation process described herein. The following table is a summary of Sebago Lake’s portfolio as well as a listing of the portfolio investments in Sebago Lake’s portfolio as of March 31, 2021 and December 31, 2020:

($ in thousands)	March 31, 2021	December 31, 2020
Total senior secured debt investments(1)	$546,400	$563,555
Weighted average spread over LIBOR(1)	4.43%	4.45%
Number of portfolio companies	16	17
Largest funded investment to a single borrower(1)	$49,500	$49,625

________________

(1)	At par.

Owl Rock Capital Corporation

Notes to Consolidated Financial Statements (Unaudited) – Continued

Sebago Lake's Portfolio as of March 31, 2021 ($ in thousands) (Unaudited)
Company(1)(2)(4)(5)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(3)	Fair Value	Percentage of Members' Equity
Debt Investments
Aerospace and defense
Applied Composites Holdings, LLC (fka AC&A Enterprises Holdings, LLC)(7)	First lien senior secured loan	L + 5.25%	12/21/2023	$34,739	$34,396	$34,327	15.9%
Applied Composites Holdings, LLC (fka AC&A Enterprises Holdings, LLC)(7)(14)	First lien senior secured revolving loan	L + 5.25%	12/21/2022	3,000	2,980	2,964	1.4%
Bleriot US Bidco Inc.(7)(10)	First lien senior secured loan	L + 4.00%	10/30/2026	19,800	19,680	19,735	9.1%
Dynasty Acquisition Co., Inc. (dba StandardAero Limited)(7)	First lien senior secured loan	L + 3.50%	4/6/2026	39,400	39,253	35,907	16.6%
				96,939	96,309	92,933	43.0%
Business Services
Vistage Worldwide, Inc.(7)	First lien senior secured loan	L + 4.00%	2/10/2025	16,584	16,517	16,501	7.6%
Distribution
Dealer Tire, LLC (6)(10)	First lien senior secured loan	L + 4.25%	12/12/2025	36,537	36,365	36,552	16.9%
Education
Spring Education Group, Inc. (fka SSH Group Holdings, Inc.)(7)	First lien senior secured loan	L + 4.25%	7/30/2025	34,125	34,056	32,776	15.2%
Food and beverage
DecoPac, Inc.(7)	First lien senior secured loan	L + 4.25%	9/30/2024	20,561	20,506	20,561	9.5%
DecoPac, Inc.(11)(12)(14)	First lien senior secured revolving loan	L + 4.25%	9/29/2023	-	(7)	(30)	—%
FQSR, LLC (dba KBP Investments)(7)	First lien senior secured loan	L + 5.00%	5/15/2023	24,196	24,041	24,229	11.2%
FQSR, LLC (dba KBP Investments)(8)(11)(13)	First lien senior secured delayed draw term loan	L + 5.00%	9/18/2022	17,987	17,799	18,012	8.3%
Sovos Brands Intermediate, Inc.(8)	First lien senior secured loan	L + 4.75%	11/20/2025	43,987	43,683	43,987	20.3%
				106,731	106,022	106,759	49.3%
Healthcare equipment and services
Cadence, Inc.(6)	First lien senior secured loan	L + 4.50%	5/21/2025	26,921	26,498	26,406	12.2%
Cadence, Inc.(9)(11)(14)	First lien senior secured revolving loan	P + 3.50%	5/21/2023	2,936	2,857	2,795	1.3%
				29,857	29,355	29,201	13.5%
Healthcare technology
VVC Holdings Corp. (dba Athenahealth, Inc.)(7)(10)	First lien senior secured loan	L + 4.25%	2/11/2026	17,309	17,053	17,323	8.0%
Infrastructure and environmental services
CHA Holding, Inc.(7)	First lien senior secured loan	L + 4.50%	4/10/2025	41,039	40,771	40,767	18.9%
Insurance
Integro Parent Inc.(6)	First lien senior secured loan	L + 5.75%	10/31/2022	29,945	29,886	30,002	13.9%
Integro Parent Inc.(6)(11)(14)	First lien senior secured revolving loan	L + 4.25%	4/30/2022	3,504	3,499	3,462	1.6%
USRP Holdings, Inc. (dba U.S. Retirement and Benefits Partners)(8)	First lien senior secured loan	L + 4.25%	3/29/2025	40,046	39,434	39,545	18.3%
USRP Holdings, Inc. (dba U.S. Retirement and Benefits Partners)(11)(12)(14)	First lien senior secured revolving loan	L + 4.25%	3/29/2024	-	(78)	(94)	—%
				73,495	72,741	72,915	33.8%

Owl Rock Capital Corporation

Notes to Consolidated Financial Statements (Unaudited) – Continued

Sebago Lake's Portfolio as of March 31, 2021 ($ in thousands) (Unaudited)
Company(1)(2)(4)(5)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(3)	Fair Value	Percentage of Members' Equity
Internet software and services
DCert Buyer, Inc. (dba DigiCert)(6)(10)	First lien senior secured loan	L + 4.00%	10/16/2026	49,500	49,347	49,371	22.8%
Manufacturing
Engineered Machinery Holdings (dba Duravant)(7)	First lien senior secured loan	L + 4.25%	7/19/2024	44,284	43,979	43,952	20.3%
Total Debt Investments				546,400	542,515	539,050	249.3%
Total Investments				$546,400	$542,515	$539,050	249.3%

________________

(1)	Certain portfolio company investments are subject to contractual restrictions on sales.
(2)	Unless otherwise indicated, Sebago Lake’s investments are pledged as collateral supporting the amounts outstanding under Sebago Lake’s credit facility.
(3)	The amortized cost represents the original cost adjusted for the amortization of discounts and premiums, as applicable, on debt investments using the effective interest method.
(4)	Unless otherwise indicated, all investments are considered Level 3 investments.
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

(6)	The interest rate on these loans is subject to 1 month LIBOR, which as of March 31, 2021 was 0.11%.
(7)	The interest rate on these loans is subject to 3 month LIBOR, which as of March 31, 2021 was 0.19%.
(8)	The interest rate on these loans is subject to 6 month LIBOR, which as of March 31, 2021 was 0.21%.
(9)	The interest rate on these loans is subject to Prime, which as of March 31, 2021 was 3.25%.
(10)	Level 2 investment.
(11)	Position or portion thereof is an unfunded loan commitment.
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

(13)	The date disclosed represents the commitment period of the unfunded term loan. Upon expiration of the commitment period, the funded portion of the term loan may be subject to a longer maturity date.
(14)	Investment is not pledged as collateral under Sebago Lake’s credit facility.

Owl Rock Capital Corporation

Notes to Consolidated Financial Statements (Unaudited) – Continued

Below is selected balance sheet information for Sebago Lake as of March 31, 2021 and December 31, 2020:

($ in thousands)	March 31, 2021 (Unaudited)	December 31, 2020
Assets
Investments at fair value (amortized cost of $542,515 and $559,298, respectively)	$539,050	$554,710
Cash	29,268	9,385
Interest receivable	1,032	992
Prepaid expenses and other assets	197	237
Total Assets	$569,547	$565,324
Liabilities
Debt (net of unamortized debt issuance costs of $2,048 and $2,415, respectively)	$346,834	$347,564
Distributions payable	4,735	4,694
Accrued expenses and other liabilities	1,747	1,975
Total Liabilities	$353,316	$354,233
Members' Equity
Members' Equity	216,231	211,091
Members' Equity	216,231	211,091
Total Liabilities and Members' Equity	$569,547	$565,324

Below is selected statement of operations information for Sebago Lake for the three months ended March 31, 2021 and 2020:

	For the Three Months Ended March 31,
($ in thousands)	2021	2020
Investment Income
Interest income	$7,366	$8,502
Other income	148	92
Total Investment Income	7,514	8,594
Expenses
Loan origination and structuring fee	—	—
Interest expense	2,503	3,784
Professional fees	189	167
Total Expenses	2,692	3,951
Net Investment Income Before Taxes	4,822	4,643
Taxes	207	(895)
Net Investment Income After Taxes	$4,615	$5,538
Net Realized and Change in Unrealized Gain (Loss) on Investments
Net change in unrealized gain (loss) on investments	1,123	(30,960)
Net realized gain (loss) on investments	137	—
Total Net Realized and Change in Unrealized Gain (Loss) on Investments	1,260	(30,960)
Net Increase (Decrease) in Members' Equity Resulting from Operations	$5,875	$(25,422)

Loan Origination and Structuring Fees

If the loan origination and structuring fees earned by Sebago Lake during a fiscal year exceed Sebago Lake’s expenses and other obligations (excluding financing costs), such excess is allocated to the Member(s) responsible for the origination of the loans pro rata in accordance with the total loan origination and structuring fees earned by Sebago Lake with respect to the loans originated by such Member; provided, that in no event will the amount allocated to a Member exceed 1% of the par value of the loans originated by such Member in any fiscal year. The loan origination and structuring fee is accrued quarterly and included in other income from controlled, affiliated investments on the Company’s Consolidated Statements of Operations and paid annually. On February 27, 2019, the Members agreed to amend the terms of Sebago Lake’s operating agreement to eliminate the allocation of excess loan origination and structuring fees to the Members. As such, for the three months ended March 31, 2021 and 2020, the Company accrued no income based on loan origination and structuring fees.

Owl Rock Capital Corporation

Notes to Consolidated Financial Statements (Unaudited) – Continued

Note 5. Fair Value of Investments

Investments

The following tables present the fair value hierarchy of investments as of March 31, 2021 and December 31, 2020:

	Fair Value Hierarchy as of March 31, 2021
($ in thousands)	Level 1	Level 2	Level 3	Total
First-lien senior secured debt investments	$—	$1,638	$8,742,831	$8,744,469
Second-lien senior secured debt investments	—	—	1,807,521	1,807,521
Unsecured debt investments	—	—	191,211	191,211
Equity investments(1)	16,828	—	372,327	389,155
Subtotal	$16,828	$1,638	$11,113,890	$11,132,356
Investments measured at NAV(2)	—	—	—	108,116
Total Investments at fair value	$16,828	$1,638	$11,113,890	$11,240,472

________________

(1)	Includes equity investment in Wingspire.
(2)	Includes equity investment in Sebago Lake.

	Fair Value Hierarchy as of December 31, 2020
($ in thousands)	Level 1	Level 2	Level 3	Total
First-lien senior secured debt investments	$—	$15,268	$8,389,486	$8,404,754
Second-lien senior secured debt investments	—	50,768	1,949,703	2,000,471
Unsecured debt investments	—	—	59,562	59,562
Equity investments(1)	—	19,275	252,464	271,739
Subtotal	$—	$85,311	$10,651,215	$10,736,526
Investments measured at NAV(2)	—	—	—	105,546
Total Investments at fair value	$—	$85,311	$10,651,215	$10,842,072

________________

(1)	Includes equity investment in Wingspire.
(2)	Includes equity investment in Sebago Lake.

Owl Rock Capital Corporation

Notes to Consolidated Financial Statements (Unaudited) – Continued

The following tables present changes in the fair value of investments for which Level 3 inputs were used to determine the fair value as of and for the three months ended March 31, 2021 and 2020:

	As of and for the Three Months Ended March 31, 2021
($ in thousands)	First-lien senior secured debt investments	Second-lien senior secured debt investments	Unsecured debt investments	Equity investments	Total
Fair value, beginning of period	$8,389,486	$1,949,703	$59,562	$252,464	$10,651,215
Purchases of investments, net	677,162	34,773	130,137	108,568	950,640
Payment-in-kind	12,377	—	2,292	1,019	15,688
Proceeds from investments, net	(388,111)	(185,921)	—	—	(574,032)
Net change in unrealized gain (loss)	41,585	5,641	(813)	10,253	56,666
Net realized gains (losses)	445	85	—	—	530
Net amortization of discount on investments	9,040	3,240	33	23	12,336
Transfers into (out of) Level 3(1)	847	—	—	—	847
Fair value, end of period	$8,742,831	$1,807,521	$191,211	$372,327	$11,113,890

________________

(1)	Transfers between levels, if any, are recognized at the beginning of the quarter in which the transfers occur.

	As of and for the Three Months Ended March 31, 2020
($ in thousands)	First-lien senior secured debt investments	Second-lien senior secured debt investments	Equity investments	Total
Fair value, beginning of period	$6,976,014	$1,544,457	$12,875	$8,533,346
Purchases of investments, net(1)	789,943	109,821	112,603	1,012,367
Proceeds from investments, net	(312,938)	(34,800)	—	(347,738)
Net change in unrealized gain (loss)	(332,094)	(98,598)	(8,197)	(438,889)
Net realized gains (losses)	342	—	—	342
Net amortization of discount on investments	8,365	1,251	—	9,616
Transfers into (out of) Level 3(2)	23,384	—	—	23,384
Fair value, end of period	$7,153,016	$1,522,131	$117,281	$8,792,428
________________

(1)	Purchases may include PIK.
(2)	Transfers between levels, if any, are recognized at the beginning of the quarter in which the transfers occur.

The following tables present information with respect to net change in unrealized gains on investments for which Level 3 inputs were used in determining the fair value that are still held by the Company for the three months ended March 31, 2021 and 2020:

($ in thousands)	Net change in unrealized gain (loss) for the Three Months Ended March 31, 2021 on Investments Held at March 31, 2021	Net change in unrealized gain (loss) for the Three Months Ended March 31, 2020 on Investments Held at March 31, 2020
First-lien senior secured debt investments	$45,046	$(332,678)
Second-lien senior secured debt investments	6,586	(98,525)
Unsecured debt investments	(813)	—
Equity investments	10,253	(8,197)
Total Investments	$61,072	$(439,400)

Owl Rock Capital Corporation

Notes to Consolidated Financial Statements (Unaudited) – Continued

The following tables present quantitative information about the significant unobservable inputs of the Company’s Level 3 investments as of March 31, 2021 and December 31, 2020. The weighted average range of unobservable inputs is based on fair value of investments. The tables are not intended to be all-inclusive but instead capture the significant unobservable inputs relevant to the Company’s determination of fair value.

	As of March 31, 2021
($ in thousands)	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)	Impact to Valuation from an Increase in Input
First-lien senior secured debt investments	$8,294,048	Yield Analysis	Market Yield	3.3%-19.2% (8.8%)	Decrease
	448,783	Recent Transaction	Transaction Price	97.5% - 99.0% (98.5%)	Increase
Second-lien senior secured debt investments(1)	$1,757,663	Yield Analysis	Market Yield	6.8%-21.6% (10.0%)	Decrease
	25,153	Collateral Analysis	Recovery Rate	39.5% - 39.5% (39.5%)	Increase
Unsecured debt investments(2)	$51,149	Yield Analysis	Market Yield	6.5% - 8.3% (6.7%)	Decrease
	129,433	Recent Transaction	Transaction Price	98.8% - 98.8% (98.8%)	Increase
Equity Investments	$173,072	Market Approach	EBITDA Multiple	3.7x - 16.0x (7.1x)	Increase
	23,054	Yield Analysis	Market Yield	14.6% - 14.6% (14.6%)	Decrease
	176,201	Recent Transaction	Transaction Price	1.0 - 1.0 (1.0)	Increase

________________

(1)	Excludes Level 3 investments with an aggregate fair value amounting to $24,705, which the Company valued using indicative bid prices obtained from brokers.
(2)	Excludes Level 3 investments with an aggregate fair value amounting to $10,629, which the Company valued using indicative bid prices obtained from brokers.

Owl Rock Capital Corporation

Notes to Consolidated Financial Statements (Unaudited) – Continued

	As of December 31, 2020
($ in thousands)	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)	Impact to Valuation from an Increase in Input
First-lien senior secured debt investments	$7,542,232	Yield Analysis	Market Yield	4.9%-20.6% (9.1%)	Decrease
	847,254	Recent Transaction	Transaction Price	96.0% - 99.0% (98.5%)	Increase
Second-lien senior secured debt investments(1)	$1,638,587	Yield Analysis	Market Yield	5.2%-19.5% (10.3%)	Decrease
	253,705	Recent Transaction	Transaction Price	97.5% - 99.5% (98.1%)	Increase
	32,563	Collateral Analysis	Recovery Rate	24.0% - 24.0% (24.0%)	Increase
Unsecured debt investments	$54,450	Yield Analysis	Market Yield	8.1% - 9.3% (8.3%)	Decrease
	5,112	Recent Transaction	Transaction Price	98.5% - 98.5% (98.5%)	Increase
Equity Investments	$132,044	Market Approach	EBITDA Multiple	3.7x - 11.8x (5.4x)	Increase
	120,420	Recent Transaction	Transaction Price	0.97 - 1.0 (0.99)	Increase

________________

(1)	Excludes investments with an aggregate fair value amounting to $24,848, which the Company valued using indicative bid prices obtained from brokers.

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

Owl Rock Capital Corporation

Notes to Consolidated Financial Statements (Unaudited) – Continued

Debt Not Carried at Fair Value

Fair value is estimated by discounting remaining payments using applicable current market rates, which take into account changes in the Company’s marketplace credit ratings, or market quotes, if available. The following table presents the carrying and fair values of the Company’s debt obligations as of ended March 31, 2021 and December 31, 2020.

	March 31, 2021		December 31, 2020
($ in thousands)	Net Carrying Value(1)	Fair Value	Net Carrying Value(2)	Fair Value
Revolving Credit Facility	$544,193	$544,193	$243,143	$243,143
SPV Asset Facility II	95,829	95,829	95,654	95,654
SPV Asset Facility III	373,650	373,650	373,238	373,238
SPV Asset Facility IV	246,738	246,738	291,644	291,644
CLO I	386,780	386,780	386,708	386,708
CLO II	257,741	257,741	257,686	257,686
CLO III	257,791	257,791	257,744	257,744
CLO IV	247,852	247,852	247,745	247,745
CLO V	194,014	194,014	194,128	194,128
2023 Notes	151,236	158,250	151,889	157,125
2024 Notes	413,919	436,000	418,372	433,000
2025 Notes	418,519	447,313	418,154	443,063
July 2025 Notes	492,495	520,000	492,095	520,000
2026 Notes	489,662	525,000	489,176	526,250
July 2026 Notes	975,472	1,012,500	975,346	1,012,500
Total Debt	$5,545,891	$5,703,651	$5,292,722	$5,439,628

________________

(1)

The carrying value of the Company’s Revolving Credit Facility, SPV Asset Facility II, SPV Asset Facility III, SPV Asset Facility IV, CLO I, CLO II, CLO III, CLO IV, CLO V, 2023 Notes, 2024 Notes, 2025 Notes, July 2025 Notes, 2026 Notes and July 2026 Notes are presented net of deferred financing costs of $9.3 million, $4.2 million, $1.4 million, $3.3 million, $3.2 million, $2.3 million, $2.2 million, $4.1 million, $2.0 million, $0.9 million, $6.5 million, $6.5 million, $7.5 million, $10.3 million and $24.5 million, respectively.

(2)

The carrying value of the Company’s Revolving Credit Facility, SPV Asset Facility II, SPV Asset Facility III, SPV Asset Facility IV, CLO I, CLO II, CLO III, CLO IV, CLO V, 2023 Notes, 2024 Notes, 2025 Notes, July 2025 Notes, 2026 Notes and July 2026 Notes are presented net of deferred financing costs of $9.4 million, $4.2 million, $1.8 million, $3.4 million, $3.3 million, $2.3 million, $2.3 million, $4.3 million, $1.9 million, $1.0 million, $7.0 million, $6.8 million, $7.9 million, $10.8 million, $24.7 million respectively.

The following table presents fair value measurements of the Company’s debt obligations as of March 31, 2021 and December 31, 2020:

($ in thousands)	March 31, 2021	December 31, 2020
Level 1	$—	$—
Level 2	2,940,813	2,934,813
Level 3	2,762,838	2,504,816
Total Debt	$5,703,651	$5,439,628

Financial Instruments Not Carried at Fair Value

As of March 31, 2021 and December 31, 2020, the carrying amounts of the Company’s assets and liabilities, other than investments at fair value and debt, approximate fair value due to their short maturities.

Owl Rock Capital Corporation

Notes to Consolidated Financial Statements (Unaudited) – Continued

Note 6. Debt

In accordance with the 1940 Act, with certain limitations, the Company is allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 150%. As of March 31, 2021 and December 31, 2020, the Company’s asset coverage was 202% and 206%, respectively.

Debt obligations consisted of the following as of March 31, 2021 and December 31, 2020:

	March 31, 2021
($ in thousands)	Aggregate Principal Committed	Outstanding Principal	Amount Available(1)	Net Carrying Value(2)
Revolving Credit Facility(3)(5)	$1,455,000	$553,461	$870,258	$544,193
SPV Asset Facility II	350,000	100,000	250,000	95,829
SPV Asset Facility III	500,000	375,000	125,000	373,650
SPV Asset Facility IV	450,000	250,000	200,000	246,738
CLO I	390,000	390,000	—	386,780
CLO II	260,000	260,000	—	257,741
CLO III	260,000	260,000	—	257,791
CLO IV	252,000	252,000	—	247,852
CLO V	196,000	196,000	—	194,014
2023 Notes(4)	150,000	150,000	—	151,236
2024 Notes(4)	400,000	400,000	—	413,919
2025 Notes	425,000	425,000	—	418,519
July 2025 Notes	500,000	500,000	—	492,495
2026 Notes	500,000	500,000	—	489,662
July 2026 Notes	1,000,000	1,000,000	—	975,472
Total Debt	$7,088,000	$5,611,461	$1,445,258	$5,545,891

________________

(1)	The amount available reflects any limitations related to each credit facility’s borrowing base.
(2)

The carrying value of the Company’s Revolving Credit Facility, SPV Asset Facility II, SPV Asset Facility III, SPV Asset Facility IV, CLO I, CLO II, CLO III, CLO IV, CLO V, 2023 Notes, 2024 Notes, 2025 Notes, July 2025 Notes, 2026 Notes and July 2026 Notes are presented net of deferred financing costs of $9.3 million, $4.2 million, $1.4 million, $3.3 million, $3.2 million, $2.3 million, $2.2 million, $4.1 million, $2.0 million, $0.9 million, $6.5 million, $6.5 million, $7.5 million, $10.3 million and $24.5 million, respectively.

(3)	Includes the unrealized translation gain (loss) on borrowings denominated in foreign currencies.
(4)	Inclusive of change in fair market value of effective hedge.
(5)	The amount available is reduced by $31.3 million of outstanding letters of credit.

Owl Rock Capital Corporation

Notes to Consolidated Financial Statements (Unaudited) – Continued

	December 31, 2020
($ in thousands)	Aggregate Principal Committed	Outstanding Principal	Amount Available(1)	Net Carrying Value(2)
Revolving Credit Facility(3)(5)	$1,355,000	$252,525	$1,075,636	$243,143
SPV Asset Facility II	350,000	100,000	250,000	95,654
SPV Asset Facility III	500,000	375,000	125,000	373,238
SPV Asset Facility IV	450,000	295,000	155,000	291,644
CLO I	390,000	390,000	—	386,708
CLO II	260,000	260,000	—	257,686
CLO III	260,000	260,000	—	257,744
CLO IV	252,000	252,000	—	247,745
CLO V	196,000	196,000	—	194,128
2023 Notes(4)	150,000	150,000	—	151,889
2024 Notes(4)	400,000	400,000	—	418,372
2025 Notes	425,000	425,000	—	418,154
July 2025 Notes	500,000	500,000	—	492,095
2026 Notes	500,000	500,000	—	489,176
July 2026 Notes	1,000,000	1,000,000	—	975,346
Total Debt	$6,988,000	$5,355,525	$1,605,636	$5,292,722

________________

(1)	The amount available reflects any limitations related to each credit facility’s borrowing base.
(2)

The carrying value of the Company’s Revolving Credit Facility, SPV Asset Facility II, SPV Asset Facility III, SPV Asset Facility IV, CLO I, CLO II, CLO III, CLO IV, CLO V, 2023 Notes, 2024 Notes, 2025 Notes, July 2025 Notes, 2026 Notes and July 2026 Notes are presented net of deferred financing costs of $9.4 million, $4.2 million, $1.8 million, $3.4 million, $3.3 million, $2.3 million, $2.3 million, $4.3 million, $1.9 million, $1.0 million, $7.0 million, $6.8 million, $7.9 million, $10.8 million, $24.7 million respectively.

(3)	Includes the unrealized translation gain (loss) on borrowings denominated in foreign currencies.
(4)	Inclusive of change in fair market value of effective hedge.
(5)	The amount available is reduced by $26.8 million of outstanding letters of credit.

For the three months ended March 31, 2021 and 2020, the components of interest expense were as follows:

	For the Three Months Ended March 31,
($ in thousands)	2021	2020
Interest expense	$43,138	$33,582
Amortization of debt issuance costs	4,946	3,170
Net change in unrealized gain (loss) on effective interest rate swaps and hedged items(1)	(8)	(2,795)
Total Interest Expense	$48,076	$33,957
Average interest rate	3.2%	4.2%
Average daily borrowings	$5,330,364	$3,184,613

________________

(1)	Refer to the 2023 Notes and 2024 Notes for details on each facility’s interest rate swap.

Owl Rock Capital Corporation

Notes to Consolidated Financial Statements (Unaudited) – Continued

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

The maximum principal amount of the Revolving Credit Facility is $1.46 billion, subject to availability under the borrowing base, which is based on the Company’s portfolio investments and other outstanding indebtedness. As amended on September 3, 2020, maximum capacity under the Revolving Credit Facility may be increased to $2.0 billion through the Company’s exercise of an uncommitted accordion feature through which existing and new lenders may, at their option, agree to provide additional financing. The Revolving Credit Facility includes a $50 million limit for swingline loans and is secured by a perfected first-priority interest in substantially all of the portfolio investments held by the Company and each Guarantor, subject to certain exceptions.

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

SPV Asset Facility III

On December 14, 2018 (the “SPV Asset Facility III Closing Date”), ORCC Financing III LLC (“ORCC Financing III”), a Delaware limited liability company and newly formed subsidiary of the Company, entered into a Loan Financing and Servicing Agreement (the “SPV Asset Facility III”), with ORCC Financing III, as borrower, the Company, as equityholder and services provider, the lenders from time to time parties thereto (the “SPV Lenders III”), Deutsche Bank AG, New York Branch, as Facility Agent, State Street Bank and Trust Company, as Collateral Agent and Cortland Capital Market Services LLC, as Collateral Custodian. The parties to the SPV Asset Facility III have entered into various amendments, including those relating to the undrawn fee and make-whole fee and definition of “Change of Control.” The following describes the terms of SPV Asset Facility III as amended through March 17, 2021.

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

Owl Rock Capital Corporation

Notes to Consolidated Financial Statements (Unaudited) – Continued

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

The CLO II Transaction was executed by the issuance of the following classes of notes and preferred shares pursuant to an indenture and security agreement dated as of the CLO II Closing Date (the “CLO II Indenture”), by and among the CLO II Issuers and State Street Bank and Trust Company: (i) $157 million of AAA(sf) Class A-1L Notes, which bear interest at three-month LIBOR plus 1.75%, (ii) $40 million of AAA(sf) Class A-1F Notes, which bear interest at a fixed rate of 3.44%, (iii) $20 million of AAA(sf) Class A-2 Notes, which bear interest at three-month LIBOR plus 2.20%, (iv) $40 million of AA(sf) Class B-L Notes, which bear interest at three-month LIBOR plus 2.75% and (v) $3 million of AA(sf) Class B-F Notes, which bear interest at a fixed rate of 4.46% (together, the “CLO II Debt”). The CLO II Debt was scheduled to mature on January 20, 2031. The CLO II Debt was privately placed by Deutsche Bank Securities Inc.

The CLO II Debt was redeemed in the CLO II Refinancing, described below.

Concurrently with the issuance of the CLO II Debt, the CLO II Issuer issued approximately $136.6 million of subordinated securities in the form of 136,600 preferred shares at an issue price of U.S.$1,000 per share (the “CLO II Preferred Shares”). The CLO II Preferred Shares were issued by the CLO II Issuer as part of its issued share capital and are not secured by the collateral securing the CLO II Debt. The Company owns all of the CLO II Preferred Shares, and as such, these securities are eliminated in consolidation. The Company acted as retention holder in connection with the CLO II Transaction for the purposes of satisfying certain U.S. and European Union regulations requiring sponsors of securitization transactions to retain exposure to the performance of the securitized assets and as such was required to retain a portion of the CLO II Preferred Shares.

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

The CLO II Debt was secured by all of the assets of the CLO II Issuer, which will consist primarily of middle market loans, participation interests in middle market loans, and related rights and the cash proceeds thereof. As part of the CLO II Transaction, ORCC Financing III LLC and the Company sold and contributed approximately $400 million par amount of middle market loans to the CLO II Issuer on the CLO II Closing Date.  Such loans constituted the initial portfolio assets securing the CLO II Debt.  The Company and ORCC Financing III LLC each made customary representations, warranties, and covenants to the CLO II Issuer regarding such sales and contributions under a loan sale agreement.

Through January 20, 2022, a portion of the proceeds received by the CLO II Issuer from the loans securing the CLO II Debt could be used by the CLO II Issuer to purchase additional middle market loans under the direction of the Adviser  as the collateral manager for the CLO II Issuer and in accordance with the Company’s investing strategy and ability to originate eligible middle market loans.

The CLO II Debt was the secured obligation of the CLO II Issuers, and the CLO II Indenture includes customary covenants and events of default.  Assets pledged to holders of the CLO II Debt and the other secured parties under the CLO II Indenture were not available to pay the debts of the Company.

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

Owl Rock Capital Corporation

Notes to Consolidated Financial Statements (Unaudited) – Continued

CLO II Refinancing

On April 9, 2021 (the “CLO II Refinancing Date”), the Company completed a $398.1 million term debt securitization refinancing (the “CLO II Refinancing”), also known as a collateralized loan obligation refinancing, which is a form of secured financing incurred by the Company.  The secured notes and preferred shares issued in the CLO II Refinancing were issued by the CLO II Issuer and the CLO II Co-Issuer and are backed by a portfolio of collateral obligations consisting of middle market loans and participation interests in middle market loans as well as by other assets of the Issuer.

The CLO II Refinancing was executed by the issuance of the following classes of notes pursuant to the CLO II Indenture, as supplemented by the supplemental indenture dated as of the CLO II Refinancing Date (the “CLO II Refinancing Indenture”), by and among the CLO II Issuers and State Street Bank and Trust Company:  (i) $204 million of AAA(sf) Class A-LR Notes, which bear interest at three-month LIBOR plus 1.55%, (ii) $20 million of AAA(sf) Class A-FR Notes, which bear interest at a fixed rate of 2.48% and (iii) $36 million of AA(sf) Class B-R Notes, which bear interest at three-month LIBOR plus 1.90% (together, the “CLO II Refinancing Debt”).  The CLO II Refinancing Debt is secured by the middle market loans, participation interests in middle market loans and other assets of the CLO II Issuer.  The CLO II Refinancing Debt is scheduled to mature on April 20, 2033.  The CLO II Refinancing Debt was privately placed by Deutsche Bank Securities Inc. Upon the occurrence of certain triggering events relating to the end of LIBOR, a different benchmark rate will replace LIBOR as the reference rate for interest accruing on the CLO II Refinancing Debt. The proceeds from the CLO II Refinancing were used to redeem in full the classes of notes issued on the CLO II Closing Date.

Concurrently with the issuance of the CLO II Refinancing Debt, the CLO II Issuer issued 1,500 additional shares of CLO II Preferred Shares at an issue price of U.S.$1,000 per share (the “CLO II Refinancing Preferred Shares”) resulting in a total outstanding number of CLO II Preferred Shares of 138,100 ($138.1 million total issue price).  The CLO II Refinancing Preferred Shares were issued by the CLO II Issuer as part of its issued share capital and are not secured by the collateral securing the CLO II Refinancing Debt. The Company purchased all of the CLO II Refinancing Preferred Shares.  The Company acts as retention holder in connection with the CLO II Refinancing for the purposes of satisfying certain U.S. and European Union regulations requiring sponsors of securitization transactions to retain exposure to the performance of the securitized assets and as such is required to retain a portion of the CLO II Preferred Shares. The proceeds from the CLO II Refinancing Preferred Shares were used to pay certain expenses incurred in connection with the CLO II Refinancing.

Through April 20, 2025, a portion of the proceeds received by the CLO II Issuer from the loans securing the CLO II Refinancing Debt may be used by the CLO II Issuer to purchase additional middle market loans under the direction of the Adviser, in its capacity as collateral manager for the CLO II Issuer and in accordance with the Company’s investing strategy and ability to originate eligible middle market loans.

The CLO II Refinancing Debt is the secured obligation of the CLO II Issuers, and the CLO II Refinancing Indenture includes customary covenants and events of default.  The CLO II Refinancing Debt has not been registered under the Securities Act, or any state securities (e.g., “blue sky”) laws, and may not be offered or sold in the United States absent registration with the Securities and Exchange Commission or pursuant to an applicable exemption from such registration.

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

Owl Rock Capital Corporation

Notes to Consolidated Financial Statements (Unaudited) – Continued

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

Owl Rock Capital Corporation

Notes to Consolidated Financial Statements (Unaudited) – Continued

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

Owl Rock Capital Corporation

Notes to Consolidated Financial Statements (Unaudited) – Continued

requiring sponsors of securitization transactions to retain exposure to the performance of the securitized assets and as such is required to retain a portion of the CLO V Preferred Shares.

As part of the CLO V Transaction, the Company entered into a loan sale agreement with the CLO V Issuer dated as of the CLO V Closing Date, which provided for the sale and contribution of approximately $201.75 million par amount of middle market loans from the Company to the CLO V Issuer on the CLO V Closing Date and for future sales from the Company to the CLO V Issuer on an ongoing basis. Such loans constituted part of the initial portfolio of assets securing the CLO V Secured Notes. The remainder of the initial portfolio assets securing the CLO V Secured Notes consisted of approximately $84.74 million par amount of middle market loans purchased by the CLO V Issuer from ORCC Financing II LLC, a wholly-owned subsidiary of the Company, under an additional loan sale agreement executed on the CLO V Closing Date between the Issuer and ORCC Financing II LLC. The Company and ORCC Financing II LLC each made customary representations, warranties, and covenants to the Issuer under the applicable loan sale agreement.

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

CLO VI

On May 5, 2021 (the “CLO VI Closing Date”), the Company completed a $397.78 million term debt securitization transaction (the “CLO VI Transaction”), also known as a collateralized loan obligation transaction, which is a form of secured financing incurred by the Company. The secured notes and preferred shares issued in the CLO VI Transaction were issued by the Company’s consolidated subsidiaries Owl Rock CLO VI, Ltd., an exempted company incorporated in the Cayman Islands with limited liability (the “CLO VI Issuer”), and Owl Rock CLO VI, LLC, a Delaware limited liability company (the “CLO VI Co-Issuer” and together with the CLO VI Issuer, the “CLO VI Issuers”) and are backed by a portfolio of collateral obligations consisting of middle market loans and participation interests in middle market loans as well as by other assets of the CLO VI Issuer.

The CLO VI Transaction was executed by the issuance of the following classes of notes and preferred shares pursuant to an indenture and security agreement dated as of the Closing Date (the “CLO VI Indenture”), by and among the CLO VI Issuers and State Street Bank and Trust Company: (i) $ 224 million of AAA(sf) Class A Notes, which bear interest at three-month LIBOR plus 1.45%, (ii) $26 million of AA(sf) Class B-1 Notes, which bear interest at three-month LIBOR plus 1.75% and (iii) $10 million of AA(sf) Class B-F Notes, which bear interest at a fixed rate of 2.83%  (together, the “CLO VI Secured Notes”). The CLO VI Secured Notes are secured by the middle market loans, participation interests in middle market loans and other assets of the CLO VI Issuer. The CLO VI Secured Notes are scheduled to mature on June 21, 2032. The CLO VI Secured Notes are privately placed by SG Americas Securities, LLC. Upon the occurrence of certain triggering events relating to the end of LIBOR, a different benchmark rate will replace LIBOR as the reference rate for interest accruing on the CLO VI Secured Notes.

Concurrently with the issuance of the CLO VI Secured Notes, the CLO VI Issuer issued approximately $137.78 million of subordinated securities in the form of 137,775 preferred shares at an issue price of U.S.$1,000 per share (the “CLO VI Preferred Shares”). The CLO VI Preferred Shares were issued by the CLO VI Issuer as part of its issued share capital and are not secured by the collateral securing the CLO VI Secured Notes. The Company purchased all of the CLO VI Preferred Shares. The Company acts as retention holder in connection with the CLO VI Transaction for the purposes of satisfying certain U.S., United Kingdom and European Union regulations requiring sponsors of securitization transactions to retain exposure to the performance of the securitized assets and as such is required to retain a portion of the CLO VI Preferred Shares.

As part of the CLO VI Transaction, the Company entered into a loan sale agreement with the CLO VI Issuer dated as of the CLO VI Closing Date, which provides for the sale and contribution of approximately $205.6 million par amount of middle market loans from the Company to the CLO VI Issuer on the CLO VI Closing Date and for future sales from the Company to the CLO VI Issuer on

Owl Rock Capital Corporation

Notes to Consolidated Financial Statements (Unaudited) – Continued

an ongoing basis. Such loans constitute part of the initial portfolio of assets securing the CLO VI Secured Notes. The remainder of the initial portfolio assets securing the CLO VI Secured Notes consists of approximately $164.7 million par amount of middle market loans purchased by the CLO VI Issuer from ORCC Financing IV LLC, a wholly-owned subsidiary of the Company, under an additional loan sale agreement executed on the CLO VI Closing Date between the Issuer and ORCC Financing IV LLC. The Company and ORCC Financing IV LLC each made customary representations, warranties, and covenants to the Issuer under the applicable loan sale agreement.

Through June 20, 2024, a portion of the proceeds received by the CLO VI Issuer from the loans securing the CLO VI Secured Notes may be used by the CLO VI Issuer to purchase additional middle market loans under the direction of the Adviser, in its capacity as collateral manager for the CLO VI Issuer and in accordance with the Company’s investing strategy and ability to originate eligible middle market loans.

The Secured Notes are the secured obligation of the CLO VI Issuers, and the CLO VI Indenture includes customary covenants and events of default. The CLO VI Secured Notes have not been registered under the Securities Act of 1933, as amended (the “Securities Act”), or any state securities (e.g., “blue sky”) laws, and may not be offered or sold in the United States absent registration with the Securities and Exchange Commission or pursuant to an applicable exemption from such registration.

The Adviser serves as collateral manager for the CLO VI Issuer under a collateral management agreement dated as of the CLO VI Closing Date. The Adviser is entitled to receive fees for providing these services. The Adviser has waived its right to receive such fees but may rescind such waiver at any time; provided, however, that if the Adviser rescinds such waiver, the management fee payable to the Adviser pursuant to the Investment Advisory Agreement will be offset by the amount of the collateral management fee attributable to the CLO VI Issuers’ equity or notes owned by the Company.

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

In connection with the offering of the 2023 Notes, on December 21, 2017 the Company entered into a centrally cleared interest rate swap.  The notional amount of the interest rate swap is $150 million. The Company will receive fixed rate interest semi-annually at 4.75% and pay variable rate interest monthly based on 1-month LIBOR plus 2.545%. The interest rate swap matures on December 21, 2021. For the three months ended March 31, 2021 and 2020, the Company made periodic payments of $1.0 million and $1.6 million, respectively. The interest expense related to the 2023 Notes is equally offset by the proceeds received from the interest rate swap. The swap adjusted interest expense is included as a component of interest expense on the Company’s Consolidated Statements of Operations. As of March 31, 2021 and December 31, 2020, the interest rate swap had a fair value of $2.2 million and $3.0 million, respectively. Depending on the nature of the balance at period end, the fair value of the interest rate swap is either included as a component of accrued expenses and other liabilities or prepaid expenses and other assets on the Company’s Consolidated Statements of Assets and Liabilities.  The change in fair value of the interest rate swap is offset by the change in fair value of the 2023 Notes, with the remaining difference included as a component of interest expense on the Consolidated Statements of Operations.

Owl Rock Capital Corporation

Notes to Consolidated Financial Statements (Unaudited) – Continued

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

In connection with the issuance of the 2024 Notes, on April 10, 2019 the Company entered into centrally cleared interest rate swaps. The notional amount of the interest rate swaps is $400 million. The Company will receive fixed rate interest at 5.25% and pay variable rate interest based on one-month LIBOR plus 2.937%. The interest rate swaps mature on April 10, 2024. For the three months ended March 31, 2021 and 2020, the Company made no periodic payments. The interest expense related to the 2024 Notes is equally offset by the proceeds received from the interest rate swaps. The swap adjusted interest expense is included as a component of interest expense on the Company’s Consolidated Statements of Operations. As of March 31, 2021 and December 31, 2020, the interest rate swap had a fair value of $22.0 million and $26.9 million, respectively.  Depending on the nature of the balance at period end, the fair value of the interest rate swap is either included as a component of accrued expenses and other liabilities or prepaid expenses and other assets on the Company’s Consolidated Statements of Assets and Liabilities.  The change in fair value of the interest rate swap is offset by the change in fair value of the 2024 Notes, with the remaining difference included as a component of interest expense on the Consolidated Statements of Operations.

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

2027 Notes

On April 26, 2021, the Company issued $500 million aggregate principal amount of notes that mature on January 15, 2027 (the “2027 Notes”). The 2027 Notes bear interest at a rate of 2.625% per year, payable semi-annually on January 15 and July 15, of each year, commencing on July 15, 2021. The Company may redeem some or all of the 2027 Notes at any time, or from time to time, at a redemption price equal to the greater of (1) 100% of the principal amount of the 2027 Notes to be redeemed or (2) the sum of the present values of the remaining scheduled payments of principal and interest (exclusive of accrued and unpaid interest to the date of redemption) on the 2027 Notes to be redeemed, discounted to the redemption date on a semi-annual basis (assuming a 360-day year consisting of twelve 30-day months) using the applicable Treasury Rate plus 30 basis points, plus, in each case, accrued and unpaid interest to the redemption date; provided, however, that if the Company redeems any 2027 Notes on or after December 15, 2026 (the date falling one month prior to the maturity date of the 2027 Notes), the redemption price for the 2027 Notes will be equal to 100% of the principal amount of the 2027 Notes to be redeemed, plus accrued and unpaid interest, if any, to, but excluding, the date of redemption.

In connection with the issuance of the 2027 Notes, on April 26, 2021, the Company entered into centrally cleared interest rate swaps. The notional amount of the interest rate swaps is $500 million. The Company will receive fixed rate interest at 2.625% and pay variable rate interest based on one-month LIBOR plus 1.655%. The interest rate swaps mature on January 15, 2027. Pursuant to ASC 815 Derivatives and Hedging, the interest expense related to the 2027 Notes is offset by the proceeds received from the interest rate swaps. The swap adjusted interest expense will be included as a component of interest expense on the Company’s Consolidated Statements of Operations.

Owl Rock Capital Corporation

Notes to Consolidated Financial Statements (Unaudited) – Continued

Note 7. Commitments and Contingencies

Portfolio Company Commitments

From time to time, the Company may enter into commitments to fund investments. As of March 31, 2021 and December 31, 2020, the Company had the following outstanding commitments to fund investments in current portfolio companies:

Portfolio Company	Investment	March 31, 2021	December 31, 2020
($ in thousands)
3ES Innovation Inc. (dba Aucerna)	First lien senior secured revolving loan	$3,893	$3,893
Accela, Inc.	First lien senior secured revolving loan	3,000	3,000
Amspec Services Inc.	First lien senior secured revolving loan	14,462	14,462
Apptio, Inc.	First lien senior secured revolving loan	1,667	2,779
Aramsco, Inc.	First lien senior secured revolving loan	8,378	8,378
Ardonagh Midco 3 PLC	First lien senior secured delayed draw term loan	6,843	16,950
Associations, Inc.	First lien senior secured delayed draw term loan	866	866
AxiomSL Group, Inc.	First lien senior secured revolving loan	9,341	9,341
Barracuda Dental LLC (dba National Dentex)	First lien senior secured delayed draw term loan	30,438	30,437
Barracuda Dental LLC (dba National Dentex)	First lien senior secured revolving loan	3,980	5,854
BCTO BSI Buyer, Inc. (dba Buildertrend)	First lien senior secured revolving loan	5,357	5,357
BIG Buyer, LLC	First lien senior secured delayed draw term loan	—	5,625
BIG Buyer, LLC	First lien senior secured revolving loan	2,250	2,000
Caiman Merger Sub LLC (dba City Brewing)	First lien senior secured revolving loan	12,881	12,881
Centrify Corporation	First lien senior secured revolving loan	3,654	—
ConnectWise, LLC	First lien senior secured revolving loan	18,754	15,004
Definitive Healthcare Holdings, LLC	First lien senior secured delayed draw term loan	30,701	35,651
Definitive Healthcare Holdings, LLC	First lien senior secured revolving loan	9,360	10,870
Douglas Products and Packaging Company LLC	First lien senior secured revolving loan	4,844	6,055
Endries Acquisition, Inc.	First lien senior secured revolving loan	27,000	27,000
Entertainment Benefits Group, LLC	First lien senior secured revolving loan	1,104	1,104
Forescout Technologies, Inc.	First lien senior secured revolving loan	5,345	5,345
Galls, LLC	First lien senior secured revolving loan	4,566	11,204
Gaylord Chemical Company, L.L.C	First lien senior secured revolving loan	13,202	—
GC Agile Holdings Limited (dba Apex Fund Services)	First lien senior secured revolving loan	10,386	6,924
Gerson Lehrman Group, Inc.	First lien senior secured revolving loan	21,563	21,563
Granicus, Inc.	First lien senior secured delayed draw term loan	2,967	—
Granicus, Inc.	First lien senior secured revolving loan	1,187	2,636
H&F Opportunities LUX III S.À R.L (dba Checkmarx)	First lien senior secured revolving loan	16,250	16,250
Hercules Borrower, LLC (dba The Vincit Group)	First lien senior secured revolving loan	20,916	20,916

Owl Rock Capital Corporation

Notes to Consolidated Financial Statements (Unaudited) – Continued

Portfolio Company	Investment	March 31, 2021	December 31, 2020
HGH Purchaser, Inc. (dba Horizon Services)	First lien senior secured delayed draw term loan	44,518	5,346
HGH Purchaser, Inc. (dba Horizon Services)	First lien senior secured revolving loan	9,234	8,748
Hometown Food Company	First lien senior secured revolving loan	4,235	3,671
Ideal Tridon Holdings, Inc.	First lien senior secured revolving loan	4,828	4,828
Individual Foodservice Holdings, LLC	First lien senior secured delayed draw term loan	21,449	25,781
Individual Foodservice Holdings, LLC	First lien senior secured revolving loan	17,733	18,465
Instructure, Inc.	First lien senior secured revolving loan	5,554	5,554
Integrity Marketing Acquisition, LLC	First lien senior secured revolving loan	14,832	14,832
Intelerad Medical Systems Incorporated (fka 11849573 Canada Inc.)	First lien senior secured delayed draw term loan	6,153	—
Intelerad Medical Systems Incorporated (fka 11849573 Canada Inc.)	First lien senior secured revolving loan	4,530	4,530
Interoperability Bidco, Inc.	First lien senior secured delayed draw term loan	8,000	8,000
Interoperability Bidco, Inc.	First lien senior secured revolving loan	4,000	—
IQN Holding Corp. (dba Beeline)	First lien senior secured revolving loan	22,672	22,672
KWOR Acquisition, Inc. (dba Worley Claims Services)	First lien senior secured delayed draw term loan	—	2,063
KWOR Acquisition, Inc. (dba Alacrity Solutions)	First lien senior secured revolving loan	4,160	5,200
Lazer Spot G B Holdings, Inc.	First lien senior secured revolving loan	26,833	26,833
Lightning Midco, LLC (dba Vector Solutions)	First lien senior secured revolving loan	8,953	8,953
Litera Bidco LLC	First lien senior secured revolving loan	5,738	5,738
Lytx, Inc.	First lien senior secured delayed draw term loan	14,092	14,092
Mavis Tire Express Services Corp.	Second lien senior secured delayed draw term loan	—	11,376
MINDBODY, Inc.	First lien senior secured revolving loan	6,071	6,071
Nelipak Holding Company	First lien senior secured revolving loan	2,948	2,948
Nelipak Holding Company	First lien senior secured revolving loan	7,770	7,597
NMI Acquisitionco, Inc. (dba Network Merchants)	First lien senior secured revolving loan	646	646
Norvax, LLC (dba GoHealth)	First lien senior secured revolving loan	12,273	12,273
Nutraceutical International Corporation	First lien senior secured revolving loan	13,578	13,578
PATRIOT ACQUISITION TOPCO S.À R.L. (dba Corza Health, Inc.)	First lien senior secured revolving loan	13,538	—
Peter C. Foy & Associated Insurance Services, LLC	First lien senior secured delayed draw term loan C	12,249	37,955
Peter C. Foy & Associated Insurance Services, LLC	First lien senior secured delayed draw term loan D	25,271	—
Peter C. Foy & Associated Insurance Services, LLC	First lien senior secured revolving loan	8,258	8,194
PCF Holdco, LLC	Class A Units	17,239	—
Professional Plumbing Group, Inc.	First lien senior secured revolving loan	5,757	5,757
Project Power Buyer, LLC (dba PEC-Veriforce)	First lien senior secured revolving loan	3,188	3,188
QC Supply, LLC	First lien senior secured revolving loan	633	633
Reef Global, Inc. (fka Cheese Acquisition, LLC)	First lien senior secured revolving loan	5,377	5,377

Owl Rock Capital Corporation

Notes to Consolidated Financial Statements (Unaudited) – Continued

Portfolio Company	Investment	March 31, 2021	December 31, 2020
Refresh Parent Holdings, Inc.	First lien senior secured delayed draw term loan	13,405	29,482
Refresh Parent Holdings, Inc.	First lien senior secured revolving loan	10,776	7,716
RSC Acquisition, Inc (dba Risk Strategies)	First lien senior secured revolving loan	933	1,702
Safety Products/JHC Acquisition Corp. (dba Justrite Safety Group)	First lien senior secured delayed draw term loan	924	924
Sara Lee Frozen Bakery, LLC (fka KSLB Holdings, LLC)	First lien senior secured revolving loan	3,360	4,440
Sonny's Enterprises LLC	First lien senior secured revolving loan	17,969	17,969
Swipe Acquisition Corporation (dba PLI)	First lien senior secured delayed draw term loan	15,347	18,461
Swipe Acquisition Corporation (dba PLI)	Letter of credit	7,118	7,118
TC Holdings, LLC (dba TrialCard)	First lien senior secured revolving loan	7,685	7,685
THG Acquisition, LLC (dba Hilb)	First lien senior secured delayed draw term loan	33,421	36,302
THG Acquisition, LLC (dba Hilb)	First lien senior secured revolving loan	8,608	8,608
Trader Interactive, LLC (fka Dominion Web Solutions, LLC)	First lien senior secured revolving loan	5,961	4,471
Troon Golf, L.L.C.	First lien senior secured revolving loan	14,426	14,426
TSB Purchaser, Inc. (dba Teaching Strategies, Inc.)	First lien senior secured revolving loan	4,239	4,239
Ultimate Baked Goods Midco, LLC	First lien senior secured revolving loan	4,447	4,638
Valence Surface Technologies LLC	First lien senior secured delayed draw term loan	6,000	6,000
Valence Surface Technologies LLC	First lien senior secured revolving loan	4,000	10,000
WU Holdco, Inc. (dba Weiman Products, LLC)	First lien senior secured revolving loan	13,828	10,739
Wingspire Capital Holdings LLC	LLC Interest	32,462	82,462
Total Unfunded Portfolio Company Commitments		$862,374	$880,626

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

On November 3, 2020, the Board approved a repurchase program (the “Repurchase Plan”) under which the Company may repurchase up to $100 million of the Company’s outstanding common stock. Under the program, purchases may be made at management’s discretion from time to time in open-market transactions, in accordance with all applicable securities laws and regulations. Unless extended by the Board, the repurchase program will terminate 12-months from the date it was approved. As of March 31, 2021, no repurchases were made under the Repurchase Plan.

From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of its business. At March 31, 2021, management was not aware of any material pending or threatened litigation that would require accounting recognition or financial statement disclosure.

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

On March 1, 2016, the Company issued 100 common shares for $1,500 to the Adviser.

Distributions

The following table reflects the distributions declared on shares of the Company’s common stock during the three months ended March 31, 2021:

	March 31, 2021
Date Declared	Record Date	Payment Date	Distribution per Share
February 23, 2021	March 31, 2021	May 14, 2021	$0.31

On May 5, 2021, the Board declared a distribution of $0.31 per share for shareholders of record on June 30, 2021 payable on or before August 13, 2021.

The following table reflects the distributions declared on shares of the Company’s common stock during the three months ended March 31, 2020:

	March 31, 2020
Date Declared	Record Date	Payment Date	Distribution per Share
February 19, 2020	March 31, 2020	May 15, 2020	$0.31
May 28, 2019 (special dividend)	March 31, 2020	May 15, 2020	$0.08

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

Owl Rock Capital Corporation

Notes to Consolidated Financial Statements (Unaudited) – Continued

The following table reflects the common stock issued pursuant to the dividend reinvestment plan during the three months ended March 31, 2021:

Date Declared	Record Date	Payment Date	Shares
November 4, 2020	December 31, 2020	January 19, 2021	1,435,099

The following table reflects the common stock issued pursuant to the dividend reinvestment plan during the three months ended March 31, 2020:

Date Declared	Record Date	Payment Date	Shares
October 30, 2019	December 31, 2019	January 31, 2020	2,823,048

Stock Repurchase Plans

On July 7, 2019, the Board approved a stock repurchase plan (the “Company 10b5-1 Plan”), to acquire up to $150 million in the aggregate of the Company’s common stock at prices below net asset value per share over a specified period, in accordance with the guidelines specified in Rule 10b-18 and Rule 10b5-1 of the Exchange Act. The Company 10b5-1 Plan commenced on August 19, 2019 and was exhausted on August 4, 2020.

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

On November 3, 2020, the Board approved a repurchase program under which the Company may repurchase up to $100 million of the Company’s outstanding common stock. Under the program, purchases may be made at management’s discretion from time to time in open-market transactions, in accordance with all applicable securities laws and regulations. Unless extended by the Board, the repurchase program will terminate 12-months from the date it was approved. As of March 31, 2021, no repurchases were made under the Repurchase Plan.

Owl Rock Capital Corporation

Notes to Consolidated Financial Statements (Unaudited) – Continued

Note 9. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per common share for the three months ended March 31, 2021 and 2020:

	For the Three Months Ended March 31,
($ in thousands, except per share amounts)	2021	2020
Increase (decrease) in net assets resulting from operations	$157,845	$(312,590)
Weighted average shares of common stock outstanding—basic and diluted	391,114,767	393,441,711
Earnings per common share-basic and diluted	$0.40	$(0.79)

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

For the three months ended March 31, 2021 and 2020, the Company recorded U.S. federal income tax expense/(benefit) of $1.1 million and $2.0 million, respectively, including U.S. federal excise tax expense/(benefit) of $0.2 million and $2.0 million, respectively.

Taxable Subsidiaries

Certain of the Company’s consolidated subsidiaries are subject to U.S. federal and state corporate-level income taxes. For the three months ended March 31, 2021, the Company recorded a net tax expense of approximately $0.9 million for taxable subsidiaries. For the three months ended March 31, 2020, the the Company did not record a net tax expense for taxable subsidiaries.

The Company recorded a net deferred tax liability of $5.3 million and $3.7 million as of March 31, 2021 and December 31, 2020, respectively, for taxable subsidiaries, which is significantly related to GAAP to tax outside basis differences in the taxable subsidiaries' investment in certain partnership interests.

Owl Rock Capital Corporation

Notes to Consolidated Financial Statements (Unaudited) – Continued

Note 11. Financial Highlights

The following are the financial highlights for a common share outstanding during the three months ended March 31, 2021 and 2020:

	For the Three Months Ended March 31,
($ in thousands, except share and per share amounts)	2021	2020
Per share data:
Net asset value, beginning of period	$14.74	$15.24
Net investment income(1)	0.26	0.37
Net realized and unrealized gain (loss)	0.13	(1.17)
Total from operations	0.39	(0.80)
Repurchase of common shares(2)	-	0.04
Distributions declared from earnings(2)	(0.31)	(0.39)
Total increase (decrease) in net assets	0.08	(1.15)
Net asset value, end of period	$14.82	$14.09
Shares outstanding, end of period	391,401,787	390,856,121
Per share market value at end of period	$13.77	11.54
Total Return, based on market value(3)	11.2%	(33.8)%
Total Return, based on net asset value(4)	2.6%	(5.2)%
Ratios / Supplemental Data(5)
Ratio of total expenses to average net assets(6)(7)	8.2%	4.7%
Ratio of net investment income to average net assets(7)	7.1%	9.6%
Net assets, end of period	$5,802,088	$5,507,262
Weighted-average shares outstanding	391,114,767	393,441,711
Total capital commitments, end of period	N/A	N/A
Ratio of total contributed capital to total committed capital, end of period	N/A	N/A
Portfolio turnover rate	5.1%	4.7%

________________

(1)	The per share data was derived using the weighted average shares outstanding during the period.
(2)	The per share data was derived using actual shares outstanding at the date of the relevant transaction.
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

(5)	Does not include expenses of investment companies in which the Company invests.
(6)	Prior to the management and incentive fee waivers, the total expenses to average net assets for the three months ended March 31, 2020 was 7.0%.
(7)

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information contained in this section should be read in conjunction with “ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS”.  This discussion contains forward-looking statements, which relate to future events or the future performance or financial condition of Owl Rock Capital Corporation and involves numerous risks and uncertainties, including, but not limited to, those described in our Form 10-K for the fiscal year December 31, 2020 and in “ITEM 1A. RISK FACTORS.” This discussion also should be read in conjunction with the “Cautionary Statement Regarding Forward Looking Statements” set forth on page 1 of this Quarterly Report on Form 10-Q. Actual results could differ materially from those implied or expressed in any forward-looking statements.

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

We are managed by Owl Rock Capital Advisors LLC (“the Adviser” or “our Adviser”). The Adviser is registered with the U.S. Securities and Exchange Commission (the “SEC”) as an investment adviser under the Investment Advisers Act of 1940, as amended (the "Advisers Act"). Subject to the overall supervision of our board of directors (“the Board” or “our Board”), the Adviser manages our day-to-day operations, and provides investment advisory and management services to us. The Adviser or its affiliates may engage in certain origination activities and receive attendant arrangement, structuring or similar fees. The Adviser is responsible for managing our business and activities, including sourcing investment opportunities, conducting research, performing diligence on potential investments, structuring our investments, and monitoring our portfolio companies on an ongoing basis through a team of investment professionals. The Board consists of eight directors, five of whom are independent.

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

On December 23, 2020, Owl Rock Capital Group, LLC (“Owl Rock Capital Group”), the parent of the Adviser (and a subsidiary of Owl Rock Capital Partners), and Dyal Capital Partners (“Dyal”) announced they are merging to form Blue Owl Capital Inc. (“Blue Owl”).  Blue Owl will enter the public market via its acquisition by Altimar Acquisition Corporation (NYSE:ATAC) (“Altimar”), a special purpose acquisition company (the “Transaction”). If the Transaction is consummated, there will be no changes to the Company’s investment strategy or the Adviser’s investment team or investment process with respect to the Company; however, the Transaction will result in a change in control of the Adviser, which will be deemed an assignment of the Investment Advisory Agreement in accordance with the Investment Company Act of 1940, as amended (the “1940 Act”). As a result, the Board, after considering the Transaction and subsequent change in control, has determined that upon consummation of the Transaction, the Company should enter into a third amended and restated investment advisory agreement with the Adviser on terms that are identical to the Investment Advisory Agreement. At a special meeting of the Company's shareholders held on March 17, 2021, the Company's shareholders approved the Company's entry, upon consummation of the Transaction, into the third amended and restated advisory agreement with the Adviser on terms that are identical to the the Advisory Agreement. The Board also determined that upon consummation of the Transaction, the Company should enter into an amended and restated administration agreement with the Adviser on terms that are identical to the Administration Agreement. See “Item 1. Business – The Adviser and Administrator – Owl Rock Capital Advisors LLC.”

We may be prohibited under the 1940 Act from participating in certain transactions with our affiliates without the prior approval of our directors who are not interested persons and, in some cases, the prior approval of the SEC.  We, our Adviser and certain affiliates have been granted exemptive relief by the SEC to permit us to co-invest with other funds managed by our Adviser or certain of its affiliates, including Owl Rock Capital Corporation II, Owl Rock Capital Corporation III, Owl Rock Technology Finance Corp., Owl Rock Core Income Corp, and other funds managed by the Adviser or its affiliates (together with Owl Rock Capital Corporation, the “Owl Rock Clients”), in a manner consistent with our investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors. Pursuant to such exemptive relief, we generally are permitted to co-invest with certain of our affiliates if a “required majority” (as defined in Section 57(o) of the 1940 Act of our independent directors make certain conclusions in connection with a co-investment transaction, including that (1) the terms of the transactions, including the consideration to be paid, are reasonable and fair to us and our shareholders and do not involve overreaching by us or our shareholders on the part of any person concerned, (2) the transaction is consistent with the interests of our shareholders and is consistent with our investment objective and strategies, and (3) the investment by our affiliates would not disadvantage us, and our participation would not be on a basis different from or less advantageous than that on which our affiliates are investing. In addition, pursuant to an exemptive order issued by the SEC on April 8, 2020 and applicable to all BDCs, through December 31, 2020, we were permitted, subject to the satisfaction of certain conditions, to complete follow-on investments in our existing portfolio companies with certain private funds managed by the Adviser or its affiliates and covered by our exemptive relief, even if such private funds had not previously invested in such existing portfolio company. Without this order, private funds would generally not be able to participate in such follow-on investments with us unless the private funds had previously acquired securities of the portfolio company in a co-investment transaction with us. Although the conditional exemptive order has expired, the SEC’s Division of Investment  Management has indicated that until March 31, 2022, it will not recommend enforcement action, to the extent that any BDC with an existing coinvestment order continues to engage in certain transactions described in the conditional exemptive order, pursuant to the same terms and conditions described therein. The Owl Rock Advisers’ allocation policy seeks to ensure equitable allocation of investment opportunities over time between us and other funds managed by our Adviser or its affiliates. As a result of the exemptive relief, there could be significant overlap in our investment portfolio and the investment portfolio of other funds established by the Adviser or its affiliates, including the Owl Rock Clients, that could avail themselves of the exemptive relief.

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

COVID-19 Developments

In March 2020, the outbreak of COVID -19 was recognized as a pandemic by the World Health Organization and in response to the outbreak, our Adviser instituted a work from home policy until it is deemed safe to return to the office.

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

We have built our portfolio management team to include workout experts and continue to closely monitor our portfolio companies; however, we are unable to predict the duration of any business and supply-chain disruptions, the extent to which COVID-19 will negatively affect our portfolio companies’ operating results or the impact that such disruptions may have on our results of operations and financial condition.

Our Investment Framework

We are a Maryland corporation organized primarily to originate and make loans to, and make debt and equity investments in, U.S. middle market companies. Our investment objective is to generate current income, and to a lesser extent, capital appreciation by targeting investment opportunities with favorable risk-adjusted returns. Since our Adviser and its affiliates began investment activities in April 2016 through March 31, 2021, our Adviser and its affiliates have originated $30.0 billion aggregate principal amount of investments, of which $28.0 billion of aggregate principal amount of investments prior to any subsequent exits or repayments, was retained by either us or a corporation or fund advised by our Adviser or its affiliates. We seek to generate current income primarily in U.S. middle market companies through direct originations of senior secured loans or originations of unsecured loans, subordinated loans or mezzanine loans and, to a lesser extent, investments in equity and equity-related securities including warrants, preferred stock and similar forms of senior equity.

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

As of March 31, 2021, our average debt investment size in each of our portfolio companies was approximately $93.4 million based on fair value. As of March 31, 2021, our portfolio companies, excluding the investment in Sebago Lake and certain investments that fall outside of our typical borrower profile and represent 91.8% of our total debt portfolio based on fair value, had weighted average annual revenue of $466 million and weighted average annual EBITDA of $104 million.

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

Revenues

We generate revenues primarily in the form of interest income from the investments we hold. In addition, we generate income from dividends on either direct equity investments or equity interests obtained in connection with originating loans, such as options, warrants or conversion rights. Our debt investments typically have a term of three to ten years. As of March 31, 2021, 99.9% of our debt investments based on fair value bear interest at a floating rate, subject to interest rate floors, in certain cases. Interest on our debt investments is generally payable either monthly or quarterly.

Our investment portfolio consists primarily of floating rate loans, and our credit facilities bear interest at floating rates. Macro trends in base interest rates like London Interbank Offered Rate (“LIBOR”) and any alternative reference rates may affect our net investment income over the long term. However, because we generally originate loans to a small number of portfolio companies each quarter, and those investments vary in size, our results in any given period, including the interest rate on investments that were sold or repaid in a period compared to the interest rate of new investments made during that period, often are idiosyncratic, and reflect the characteristics of the particular portfolio companies that we invested in or exited during the period and not necessarily any trends in our business or macro trends.

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

Expenses

Our primary operating expenses include the payment of the management fee and, since the expiration of the incentive fee waiver on October 18, 2020, the incentive fee, expenses reimbursable under the Administration Agreement and Investment Advisory Agreement, legal and professional fees, interest and other debt expenses and other operating expenses. The management fee and incentive fee compensate our Adviser for work in identifying, evaluating, negotiating, closing, monitoring and realizing our investments.

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

Leverage

The amount of leverage we use in any period depends on a variety of factors, including cash available for investing, the cost of financing and general economic and market conditions. Generally, our total borrowings are limited so that we cannot incur additional borrowings, including through the issuance of additional debt securities, if such additional indebtedness would cause our asset coverage ratio to fall below 150%. This means that generally, we can borrow up to $2 for every $1 of investor equity. In any period, our interest expense will depend largely on the extent of our borrowing, and we expect interest expense will increase as we increase our debt outstanding. In addition, we may dedicate assets to financing facilities.

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

Robust Demand for Debt Capital. We believe U.S. middle market companies will continue to require access to debt capital to refinance existing debt, support growth and finance acquisitions. In addition, we believe the large amount of uninvested capital held by funds of private equity firms, estimated by Preqin Ltd., an alternative assets industry data and research company, to be $1.6 trillion as of April 2021, will continue to drive deal activity. We expect that private equity sponsors will continue to pursue acquisitions and leverage their equity investments with secured loans provided by companies such as us.

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

Portfolio and Investment Activity

As of March 31, 2021, based on fair value, our portfolio consisted of 77.8% first lien senior secured debt investments (of which 39% we consider to be unitranche debt investments (including “last out” portions of such loans)), 16.0% second lien senior secured debt investments, 1.7% unsecured investments, 3.5% equity investments, and 1.0% investment funds and vehicles.

As of March 31, 2021, our weighted average total yield of the portfolio at fair value and amortized cost was 8.1% and 8.0%, respectively, and our weighted average yield of accruing debt and income producing securities at fair value and amortized cost was 8.3% and 8.2%, respectively.

As of March 31, 2021, we had investments in 120 portfolio companies with an aggregate fair value of $11.2 billion.

Based on current market conditions, the pace of our investment activities, including originations and repayments, may vary. Currently, the strength of the financing and merger and acquisitions markets, coupled with the improved operational and financial performance of portfolio companies as COVID restrictions have eased, has led to increased originations and an active pipeline of investment opportunities.

Our investment activity for the three months ended March 31, 2021 and 2020 is presented below (information presented herein is at par value unless otherwise indicated).

	For the Three Months Ended March 31,
($ in thousands)	2021	2020
New investment commitments
Gross originations	$919,685	731,012
Less: Sell downs	(56,145)	—
Total new investment commitments	$863,540	$731,012
Principal amount of investments funded:
First-lien senior secured debt investments	$529,122	$425,426
Second-lien senior secured debt investments	12,400	106,313
Unsecured debt investments	132,288	—
Equity investments	8,567	65,132
Investment funds and vehicles	2,000	18,950
Total principal amount of investments funded	$684,377	$615,821
Principal amount of investments sold or repaid:
First-lien senior secured debt investments	$(287,315)	$(383,063)
Second-lien senior secured debt investments	(224,851)	(34,800)
Unsecured debt investments	—	—
Equity investments	—	—
Investment funds and vehicles	—	—
Total principal amount of investments sold or repaid	$(512,166)	$(417,863)
Number of new investment commitments in new portfolio companies(1)	8	7
Average new investment commitment amount	$78,952	$75,334
Weighted average term for new debt investment commitments (in years)	5.8	6.0
Percentage of new debt investment commitments at floating rates	100.0%	100.0%
Percentage of new debt investment commitments at fixed rates	0.0%	0.0%
Weighted average interest rate of new debt investment commitments(2)	7.3%	7.5%
Weighted average spread over LIBOR of new floating rate debt investment commitments	6.4%	6.1%

________________

(1)	Number of new investment commitments represents commitments to a particular portfolio company.
(2)	Assumes each floating rate commitment is subject to the greater of the interest rate floor (if applicable) or 3-month LIBOR, which was 0.19% and 1.45% as of March 31, 2021 and 2020, respectively.

As of March 31, 2021 and December 31, 2020, our investments consisted of the following:

	March 31, 2021			December 31, 2020
($ in thousands)	Amortized Cost		Fair Value	Amortized Cost		Fair Value
First-lien senior secured debt investments	$8,781,815	(3)	$8,744,469	$8,483,799	(3)	$8,404,754
Second-lien senior secured debt investments	1,837,093		1,807,521	2,035,151		2,000,471
Unsecured debt investments	188,935		191,211	56,473		59,562
Equity investments(1)	355,068		389,155	245,458		271,739
Investment funds and vehicles(2)	109,838		108,116	107,837		105,546
Total Investments	$11,272,749		$11,240,472	$10,928,718		$10,842,072

________________

(1)	Includes investment in Wingspire.
(2)	Includes investment in Sebago Lake.
(3)	39% and 37% of which we consider unitranche loans as of March 31, 2021 and December 31, 2020, respectively.

The table below describes investments by industry composition based on fair value as of March 31, 2021 and December 31, 2020:

	March 31, 2021	December 31, 2020
Advertising and media	0.9%	1.0%
Aerospace and defense	2.8	2.7
Automotive	1.7	1.6
Buildings and real estate	4.9	5.6
Business services	5.4	5.7
Chemicals	3.6	2.2
Consumer products	2.2	2.3
Containers and packaging	1.9	2.0
Distribution	6.0	6.3
Education	2.2	2.6
Energy equipment and services	0.1	0.1
Financial services(1)	5.0	2.9
Food and beverage	8.3	8.7
Healthcare equipment and services	4.8	3.7
Healthcare providers and services	5.3	5.2
Healthcare technology	3.3	3.6
Household products	2.0	1.4
Human resource support services(3)	0.0	0.0
Infrastructure and environmental services	1.7	1.8
Insurance	8.4	8.9
Internet software and services	10.3	11.1
Investment funds and vehicles(2)	1.0	1.0
Leisure and entertainment	1.9	2.0
Manufacturing	5.3	5.3
Oil and gas	1.6	1.7
Professional services	4.9	5.6
Specialty retail	2.1	2.1
Telecommunications	0.1	0.5
Transportation	2.3	2.4
Total	100.0%	100.0%

________________

(1)	Includes investment in Wingspire.
(2)	Includes investment in Sebago Lake.
(3)	Rounds to less than 0.1%.

The table below describes investments by geographic composition based on fair value as of March 31, 2021 and December 31, 2020:

	March 31, 2021	December 31, 2020
United States:
Midwest	17.7%	18.2%
Northeast	16.1	16.7
South	42.7	42.3
West	17.0	17.2
International	6.5	5.6 (1)
Total	100.0%	100.0%

________________

(1)	As of December 31, 2020, the geographic composition of Belgium, Canada, Israel and the United Kingdom were 0.8%, 1.0%, 0.4% and 3.4%, respectively.

The weighted average yields and interest rates of our investments at fair value as of March 31, 2021 and December 31, 2020 were as follows:

	March 31, 2021	December 31, 2020
Weighted average total yield of portfolio	8.1%	8.1%
Weighted average total yield of accruing debt and income producing securities	8.3%	8.3%
Weighted average interest rate of accruing debt securities	7.4%	7.4%
Weighted average spread over LIBOR of all accruing floating rate investments	6.5%	6.6%

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

The following table shows the composition of our portfolio on the 1 to 5 rating scale as of March 31, 2021 and December 31, 2020:

	March 31, 2021		December 31, 2020
Investment Rating	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
($ in thousands)
1	$1,410,132	12.6%	$1,093,318	10.1%
2	8,744,553	77.8	8,628,248	79.6
3	867,691	7.7	904,018	8.3
4	218,096	1.9	216,488	2.0
5	—	—	—	—
Total	$11,240,472	100.0%	$10,842,072	100.0%

The following table shows the amortized cost of our performing and non-accrual debt investments as of March 31, 2021 and December 31, 2020:

	March 31, 2021		December 31, 2020
($ in thousands)	Amortized Cost	Percentage	Amortized Cost	Percentage
Performing	$10,750,792	99.5%	$10,518,059	99.5%
Non-accrual	57,051	0.5%	57,364	0.5%
Total	$10,807,843	100.0%	$10,575,423	100.0%

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

Sebago Lake LLC

Sebago Lake, a Delaware limited liability company, was formed as a joint venture between us and The Regents of the University of California (“Regents”) and commenced operations on June 20, 2017. Sebago Lake’s principal purpose is to make investments, primarily in senior secured loans that are made to middle-market companies or in broadly syndicated loans. Both we and Regents (the “Members”) have a 50% economic ownership in Sebago Lake. Except under certain circumstances, contributions to Sebago Lake cannot be redeemed. Each of the Members initially agreed to contribute up to $100 million to Sebago Lake. On July 26, 2018, each of the Members increased their contribution to Sebago Lake up to an aggregate of $125 million. As of March 31, 2021, each Member has funded $109.8 million of their respective $125 million commitments. Sebago Lake is managed by the Members, each of which have equal voting rights. Investment decisions must be approved by each of the Members.

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

As of March 31, 2021 and December 31, 2020, Sebago Lake had total investments in senior secured debt at fair value of $539.1 million and $554.7 million, respectively. The determination of fair value is in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification 820, Fair Value Measurements (“ASC 820”), as amended; however, such fair value is not included in our Board’s valuation process. The following table is a summary of Sebago Lake’s portfolio as well as a listing of the portfolio investments in Sebago Lake’s portfolio as of March 31, 2021 and December 31, 2020:

($ in thousands)	March 31, 2021	December 31, 2020
Total senior secured debt investments(1)	$546,400	$563,555
Weighted average spread over LIBOR(1)	4.43%	4.45%
Number of portfolio companies	16	17
Largest funded investment to a single borrower(1)	$49,500	$49,625

________________

(1)	At par.

Sebago Lake's Portfolio as of March 31, 2021 ($ in thousands) (Unaudited)
Company(1)(2)(4)(5)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(3)	Fair Value	Percentage of Members' Equity
Debt Investments
Aerospace and defense
Applied Composites Holdings, LLC (fka AC&A Enterprises Holdings, LLC)(7)	First lien senior secured loan	L + 5.25%	12/21/2023	$34,739	$34,396	$34,327	15.9%
Applied Composites Holdings, LLC (fka AC&A Enterprises Holdings, LLC)(7)(14)	First lien senior secured revolving loan	L + 5.25%	12/21/2022	3,000	2,980	2,964	1.4%
Bleriot US Bidco Inc.(7)(10)	First lien senior secured loan	L + 4.00%	10/30/2026	19,800	19,680	19,735	9.1%
Dynasty Acquisition Co., Inc. (dba StandardAero Limited)(7)	First lien senior secured loan	L + 3.50%	4/6/2026	39,400	39,253	35,907	16.6%
				96,939	96,309	92,933	43.0%
Business Services
Vistage Worldwide, Inc.(7)	First lien senior secured loan	L + 4.00%	2/10/2025	16,584	16,517	16,501	7.6%
Distribution
Dealer Tire, LLC (6)(10)	First lien senior secured loan	L + 4.25%	12/12/2025	36,537	36,365	36,552	16.9%
Education
Spring Education Group, Inc. (fka SSH Group Holdings, Inc.)(7)	First lien senior secured loan	L + 4.25%	7/30/2025	34,125	34,056	32,776	15.2%
Food and beverage
DecoPac, Inc.(7)	First lien senior secured loan	L + 4.25%	9/30/2024	20,561	20,506	20,561	9.5%
DecoPac, Inc.(11)(12)(14)	First lien senior secured revolving loan	L + 4.25%	9/29/2023	-	(7)	(30)	—%
FQSR, LLC (dba KBP Investments)(7)	First lien senior secured loan	L + 5.00%	5/15/2023	24,196	24,041	24,229	11.2%
FQSR, LLC (dba KBP Investments)(8)(11)(13)	First lien senior secured delayed draw term loan	L + 5.00%	9/18/2022	17,987	17,799	18,012	8.3%
Sovos Brands Intermediate, Inc.(8)	First lien senior secured loan	L + 4.75%	11/20/2025	43,987	43,683	43,987	20.3%
				106,731	106,022	106,759	49.3%
Healthcare equipment and services
Cadence, Inc.(6)	First lien senior secured loan	L + 4.50%	5/21/2025	26,921	26,498	26,406	12.2%
Cadence, Inc.(9)(11)(14)	First lien senior secured revolving loan	P + 3.50%	5/21/2023	2,936	2,857	2,795	1.3%
				29,857	29,355	29,201	13.5%
Healthcare technology
VVC Holdings Corp. (dba Athenahealth, Inc.)(7)(10)	First lien senior secured loan	L + 4.25%	2/11/2026	17,309	17,053	17,323	8.0%
Infrastructure and environmental services
CHA Holding, Inc.(7)	First lien senior secured loan	L + 4.50%	4/10/2025	41,039	40,771	40,767	18.9%
Insurance
Integro Parent Inc.(6)	First lien senior secured loan	L + 5.75%	10/31/2022	29,945	29,886	30,002	13.9%
Integro Parent Inc.(6)(11)(14)	First lien senior secured revolving loan	L + 4.25%	4/30/2022	3,504	3,499	3,462	1.6%
USRP Holdings, Inc. (dba U.S. Retirement and Benefits Partners)(8)	First lien senior secured loan	L + 4.25%	3/29/2025	40,046	39,434	39,545	18.3%
USRP Holdings, Inc. (dba U.S. Retirement and Benefits Partners)(11)(12)(14)	First lien senior secured revolving loan	L + 4.25%	3/29/2024	-	(78)	(94)	—%
				73,495	72,741	72,915	33.8%

Sebago Lake's Portfolio as of March 31, 2021 ($ in thousands) (Unaudited)
Company(1)(2)(4)(5)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(3)	Fair Value	Percentage of Members' Equity
Internet software and services
DCert Buyer, Inc. (dba DigiCert)(6)(10)	First lien senior secured loan	L + 4.00%	10/16/2026	49,500	49,347	49,371	22.8%
Manufacturing
Engineered Machinery Holdings (dba Duravant)(7)	First lien senior secured loan	L + 4.25%	7/19/2024	44,284	43,979	43,952	20.3%
Total Debt Investments				546,400	542,515	539,050	249.3%
Total Investments				$546,400	$542,515	$539,050	249.3%

________________

(1)	Certain portfolio company investments are subject to contractual restrictions on sales.
(2)	Unless otherwise indicated, Sebago Lake’s investments are pledged as collateral supporting the amounts outstanding under Sebago Lake’s credit facility.
(3)	The amortized cost represents the original cost adjusted for the amortization of discounts and premiums, as applicable, on debt investments using the effective interest method.
(4)	Unless otherwise indicated, all investments are considered Level 3 investments.
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

(6)	The interest rate on these loans is subject to 1 month LIBOR, which as of March 31, 2021 was 0.11%.
(7)	The interest rate on these loans is subject to 3 month LIBOR, which as of March 31, 2021 was 0.19%.
(8)	The interest rate on these loans is subject to 6 month LIBOR, which as of March 31, 2021 was 0.21%.
(9)	The interest rate on these loans is subject to Prime, which as of March 31, 2021 was 3.25%.
(10)	Level 2 investment.
(11)	Position or portion thereof is an unfunded loan commitment.
(12)

The negative cost is the result of the capitalized discount being greater than the principal amount outstanding on the loan. The negative fair value is the result of the capitalized discount on the loan.

(13)	The date disclosed represents the commitment period of the unfunded term loan. Upon expiration of the commitment period, the funded portion of the term loan may be subject to a longer maturity date.
(14)	Investment is not pledged as collateral under Sebago Lake’s credit facility.

Sebago Lake's Portfolio as of December 31, 2020 ($ in thousands)
Company(1)(2)(4)(5)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(3)	Fair Value	Percentage of Members' Equity
Debt Investments
Aerospace and defense
Applied Composites Holdings, LLC (fka AC&A Enterprises Holdings, LLC)(7)	First lien senior secured loan	L + 5.25%	12/21/2023	$34,829	$34,455	$34,671	16.4%
Applied Composites Holdings, LLC (fka AC&A Enterprises Holdings, LLC)(7)(14)	First lien senior secured revolving loan	L + 5.25%	12/21/2022	3,000	2,977	2,986	1.4%
Bleriot US Bidco Inc.(7)(10)	First lien senior secured loan	L + 4.75%	10/30/2026	14,888	14,762	14,827	6.9%
Dynasty Acquisition Co., Inc. (dba StandardAero Limited)(7)	First lien senior secured loan	L + 3.50%	4/4/2026	39,500	39,345	35,826	17.0%
				92,217	91,539	88,310	41.7%
Business Services
Vistage Worldwide, Inc.(7)	First lien senior secured loan	L + 4.00%	2/10/2025	16,584	16,513	16,418	7.8%
Distribution
Dealer Tire, LLC (6)(10)	First lien senior secured loan	L + 4.25%	12/12/2025	36,630	36,449	36,293	17.2%
Education
Spring Education Group, Inc. (fka SSH Group Holdings, Inc.)(7)	First lien senior secured loan	L + 4.25%	7/30/2025	34,212	34,140	32,456	15.4%
Food and beverage
DecoPac, Inc.(7)	First lien senior secured loan	L + 4.25%	9/30/2024	20,561	20,503	20,561	9.7%
DecoPac, Inc.(11)(12)(14)	First lien senior secured revolving loan	L + 4.25%	9/29/2023	-	(8)	(55)	—%
FQSR, LLC (dba KBP Investments)(7)	First lien senior secured loan	L + 5.00%	5/15/2023	24,259	24,086	24,213	11.5%
FQSR, LLC (dba KBP Investments)(8)(11)(13)	First lien senior secured delayed draw term loan	L + 5.00%	9/10/2021	17,987	17,778	17,943	8.5%
Sovos Brands Intermediate, Inc.(7)	First lien senior secured loan	L + 4.75%	11/20/2025	44,100	43,780	44,100	20.9%
				106,907	106,139	106,762	50.6%
Healthcare equipment and services
Cadence, Inc.(6)	First lien senior secured loan	L + 4.50%	5/21/2025	26,990	26,543	26,446	12.5%
Cadence, Inc.(9)(11)(14)	First lien senior secured revolving loan	P + 3.50%	5/21/2025	2,936	2,848	2,788	1.3%
				29,926	29,391	29,234	13.8%
Healthcare technology
VVC Holdings Corp. (dba Athenahealth, Inc.)(6)(10)	First lien senior secured loan	L + 4.50%	2/11/2026	17,309	17,041	17,262	8.2%
Infrastructure and environmental services
CHA Holding, Inc.(7)	First lien senior secured loan	L + 4.50%	4/10/2025	41,145	40,861	40,857	19.4%
Insurance
Integro Parent Inc.(6)	First lien senior secured loan	L + 5.75%	10/31/2022	30,055	29,987	30,014	14.2%
Integro Parent Inc.(11)(12)(14)	First lien senior secured revolving loan	L + 4.50%	4/30/2022	-	(7)	(28)	—%
USRP Holdings, Inc. (dba U.S. Retirement and Benefits Partners)(8)	First lien senior secured loan	L + 4.25%	3/29/2025	40,149	39,502	39,446	18.7%
USRP Holdings, Inc. (dba U.S. Retirement and Benefits Partners)(11)(12)(14)	First lien senior secured revolving loan	L + 4.25%	3/29/2024	-	(84)	(131)	(0.1)%
				70,204	69,398	69,301	32.8%
Internet software and services
DCert Buyer, Inc. (dba DigiCert)(6)(10)	First lien senior secured loan	L + 4.00%	10/16/2026	49,625	49,466	49,511	23.5%

Sebago Lake's Portfolio as of December 31, 2020 ($ in thousands)
Company(1)(2)(4)(5)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(3)	Fair Value	Percentage of Members' Equity
Manufacturing
Engineered Machinery Holdings (dba Duravant)(7)	First lien senior secured loan	L + 4.25%	7/19/2024	44,397	44,071	43,841	20.8%
Transportation
Uber Technologies, Inc.(6)(10)	First lien senior secured loan	L + 4.00%	4/4/2025	24,399	24,290	24,465	11.6%
Total Debt Investments				563,555	559,298	554,710	262.8%
Total Investments				$563,555	$559,298	$554,710	262.8%

________________

(1)	Certain portfolio company investments are subject to contractual restrictions on sales.
(2)	Unless otherwise indicated, the Company’s investments are pledged as collateral supporting the amounts outstanding under its SPV Asset Facility. See Note 6 “Debt”.
(3)	The amortized cost represents the original cost adjusted for the amortization of discounts and premiums, as applicable, on debt investments using the effective interest method.
(4)	Unless otherwise indicated, all investments are considered Level 3 investments.
(5)

Unless otherwise indicated, loan contains a variable rate structure, which may be subject to an interest rate floor. Variable rate loans bear interest at a rate that may be determined by reference to either the London Interbank Offered Rate (“LIBOR” or “L”) (which can include one-, two-, three- or six-month LIBOR) or an alternate base rate (which can include the Federal Funds Effective Rate or the Prime Rate), at the borrower’s option and which reset periodically based on the terms of the loan agreement.

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

(13)	The date disclosed represents the commitment period of the unfunded term loan. Upon expiration of the commitment period, the funded portion of the term loan may be subject to a longer maturity date.
(14)	Investment is not pledged as collateral under the Company’s SPV Asset Facility.

Below is selected balance sheet information for Sebago Lake as of March 31, 2021 and December 31, 2020:

($ in thousands)	March 31, 2021 (Unaudited)	December 31, 2020
Assets
Investments at fair value (amortized cost of $542,515 and $559,298, respectively)	$539,050	$554,710
Cash	29,268	9,385
Interest receivable	1,032	992
Prepaid expenses and other assets	197	237
Total Assets	$569,547	$565,324
Liabilities
Debt (net of unamortized debt issuance costs of $2,048 and $2,415, respectively)	$346,834	$347,564
Distributions payable	4,735	4,694
Accrued expenses and other liabilities	1,747	1,975
Total Liabilities	$353,316	$354,233
Members' Equity
Members' Equity	216,231	211,091
Members' Equity	216,231	211,091
Total Liabilities and Members' Equity	$569,547	$565,324

Below is selected statement of operations information for Sebago Lake for the three months ended March 31, 2021 and 2020:

	For the Three Months Ended March 31,
($ in thousands)	2021	2020
Investment Income
Interest income	$7,366	$8,502
Other income	148	92
Total Investment Income	7,514	8,594
Expenses
Loan origination and structuring fee	—	—
Interest expense	2,503	3,784
Professional fees	189	167
Total Expenses	2,692	3,951
Net Investment Income Before Taxes	4,822	4,643
Taxes	207	(895)
Net Investment Income After Taxes	$4,615	$5,538
Net Realized and Change in Unrealized Gain (Loss) on Investments
Net change in unrealized gain (loss) on investments	1,123	(30,960)
Net realized gain (loss) on investments	137	—
Total Net Realized and Change in Unrealized Gain (Loss) on Investments	1,260	(30,960)
Net Increase (Decrease) in Members' Equity Resulting from Operations	$5,875	$(25,422)

On August 9, 2017, Sebago Lake Financing LLC and SL Lending LLC, wholly-owned subsidiaries of Sebago Lake, entered into a credit facility with Goldman Sachs Bank USA. Goldman Sachs Bank USA serves as the sole lead arranger, syndication agent and administrative agent, and State Street Bank and Trust Company serves as the collateral administrator and agent. The credit facility includes a maximum borrowing capacity of $400 million. On April 6, 2021, Sebago Lake Financing LLC and SL Lending LLC entered into an amendment with Goldman Sachs Bank USA to extend the reinvestment period on the credit facility to July 6, 2021. As of March 31, 2021, there was $348.9 million outstanding under the credit facility. For the three months ended March 31, 2021 and 2020, the components of interest expense were as follows:

	For the Three Months Ended March 31,
($ in thousands)	2021	2020
Interest expense	$2,097	$3,374
Amortization of debt issuance costs	406	410
Total Interest Expense	$2,503	$3,784
Average interest rate	2.4%	4.0%
Average daily borrowings	$349,358	$333,446

Loan Origination and Structuring Fees

If the loan origination and structuring fees earned by Sebago Lake during a fiscal period exceed Sebago Lake’s expenses and other obligations (excluding financing costs), such excess is allocated to the Member(s) responsible for the origination of the loans pro rata in accordance with the total loan origination and structuring fees earned by Sebago Lake with respect to the loans originated by such Member; provided, that in no event will the amount allocated to a Member exceed 1% of the par value of the loans originated by such Member in any fiscal year. The loan origination and structuring fee is accrued quarterly and included in other income from controlled, affiliated investments on our Consolidated Statements of Operations and paid annually. On February 27, 2019, the Members agreed to amend the terms of Sebago Lake’s operating agreement to eliminate the allocation of excess loan origination and structuring fees to the Members. As such, for the three months ended March 31, 2021 and 2020, we accrued no income based on loan origination and structuring fees.

Results of Operations

The following table represents the operating results for the three months ended March 31, 2021 and 2020:

	For the Three Months Ended March 31,
($ in millions)	2021	2020
Total Investment Income	$221.5	$204.7
Less: Net operating expenses	117.8	56.4
Net Investment Income (Loss) Before Taxes	$103.7	$148.3
Less: Income taxes (benefit), including excise taxes	1.1	2.0
Net Investment Income (Loss) After Taxes	$102.6	$146.3
Net change in unrealized gain (loss)	52.9	(459.2)
Net realized gain (loss)	2.3	0.3
Net Increase (Decrease) in Net Assets Resulting from Operations	$157.8	$(312.6)

Net increase (decrease) in net assets resulting from operations can vary from period to period as a result of various factors, including the level of new investment commitments, expenses, the recognition of realized gains and losses and changes in unrealized appreciation and depreciation on the investment portfolio.

Investment Income

Investment income for the three months ended March 31, 2021 and 2020 were as follows:

	For the Three Months Ended March 31,
($ in millions)	2021	2020
Interest income from investments	$212.3	$198.4
Dividend income	5.9	2.2
Other income	3.3	4.1
Total investment income	$221.5	$204.7

For the three months ended March 31, 2021 and 2020

Investment income increased to $221.5 million for the three months ended March 31, 2021 from $204.7 million for the same period in prior year primarily due to an increase in our debt investment portfolio, which, at par, increased from $9.3 billion as of March 31, 2020, to $11.0 billion as of March 31, 2021. In addition to the growth in the portfolio resulting from increased originations, the incremental increase in investment income was primarily due to an increase in dividend income earned from our investment in Windows Entities of $2.7 million, that was not earned as of March 31, 2020. Included in interest income are other fees such as prepayment fees and accelerated amortization of upfront fees from unscheduled paydowns. Period over period, income generated from these fees decreased from $9.8 million to $6.4 million, for the three months ended March 31, 2020 and 2021, respectively. Payment-in-kind income represented 5.2% of investment income for the three months ended March 31, 2021 and less than 5% of investment income for the three months ended March 31, 2020. Other income decreased period-over-period due to a decrease in incremental fee income, which are fees that are generally available to us as a result of closing investments and generally paid at the time of closing. We expect that investment income will vary based on a variety of factors including the pace of our originations and repayments. Based on current market conditions and the age of our portfolio, we expect repayments to increase.

Expenses

Expenses for the three months ended March 31, 2021 and 2020 were as follows:

	For the Three Months Ended March 31,
($ in millions)	2021	2020
Interest expense	$48.1	$33.9
Management fee	42.1	33.8
Performance based incentive fees	21.8	25.6
Professional fees	3.8	3.2
Directors' fees	0.2	0.2
Other general and administrative	1.8	2.2
Total operating expenses	$117.8	$98.9
Management and incentive fees waived	—	(42.5)
Net operating expenses	$117.8	$56.4

Under the terms of the Administration Agreement, we reimburse the Adviser for services performed for us. In addition, pursuant to the terms of the Administration Agreement, the Adviser may delegate its obligations under the Administration Agreement to an affiliate or to a third party and we reimburse the Adviser for any services performed for us by such affiliate or third party.

For the three months ended March 31, 2021 and 2020

Total expenses increased to $117.8 million for the three months ended March 31, 2021 from $56.4 million for the same period in the prior year primarily due to expiration of the management and incentive fee waiver in October 2020 and an increase in interest expense. The increase in interest expense of $14.2 million was primarily driven by an increase in the average daily borrowings period over period partially offset by a decrease in the average interest rate from 4.2% to 3.2%. As a percentage of total assets, professional fees, directors’ fees, and other general and administrative expenses remained relatively consistent period over period.

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

For the three months ended March 31, 2021 and 2020, we recorded U.S. federal income tax expense/(benefit) of $1.1 million and $2.0 million, respectively, including U.S. federal excise tax expense/(benefit) of $0.2 million and $2.0 million, respectively.

Certain of our consolidated subsidiaries are subject to U.S. federal and state income taxes. For the three months ended March 31, 2021, we recorded a net tax expense of $0.9 million. For the three months ended March 31, 2020, we did not record a net tax expense, for these subsidiaries. The income tax expense for our taxable consolidated subsidiaries will vary depending on the level of investment income earnings and realized gains from the exits of investments held by such taxable subsidiaries during the respective periods.

Net Unrealized Gains (Losses)

We fair value our portfolio investments quarterly and any changes in fair value are recorded as unrealized gains or losses.  During the three months ended March 31, 2021 and 2020, net unrealized gains (losses) were comprised of the following:

	For the Three Months Ended March 31,
($ in millions)	2021	2020
Net change in unrealized gain (loss) on investments	$57.9	$(459.1)
Income tax (provision) benefit	(2.6)	—
Net change in translation of assets and liabilities in foreign currencies	(2.4)	(0.1)
Net change in unrealized gain (loss)	$52.9	$(459.2)

For the three months ended March 31, 2021 and 2020

For the three months ended March 31, 2021, the net unrealized gain was primarily driven by an increase in the fair value of our debt investments as compared to December 31, 2020. As of March 31, 2021, the fair value of our debt investments as a percentage of principal was 97.8%, as compared to 97.3% as of December 31, 2020. The changes in net unrealized gain and loss on investments during the three months ended March 31, 2021 consisted of the following:

Portfolio Company ($ in millions)	Net Change in Unrealized Gain (Loss)
Windows Entities	$10.0
Innovative Water Care	7.1
ABB Concise Optical Group LLC	4.1
Blackhawk Network Holdings	4.0
Sonny's Enterprises, Inc.	3.5
Aviation Solutions Midco, LLC	3.5
Mavis Tire Express Services Corp.	3.2
H-Food Holdings, LLC	2.8
Remaining portfolio companies	30.7
Galls, LLC	(3.9)
CIBT Global, Inc.	(7.1)
Total	$57.9

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

Net Realized Gains (Losses)

The realized gains and losses on fully exited and partially exited portfolio companies during the three months ended March 31, 2021 and 2020 were comprised of the following:

	For the Three Months Ended March 31,
($ in millions)	2021	2020
Net realized gain (loss) on investments	$1.1	$0.4
Net realized gain (loss) on foreign currency transactions	1.2	(0.1)
Net realized gain (loss)	$2.3	$0.3

Realized Gross Internal Rate of Return

Since we began investing in 2016 through March 31, 2021, our exited investments have resulted in an aggregate cash flow realized gross internal rate of return to us of over 11.8% (based on total capital invested of $3.3 billion and total proceeds from these exited investments of $3.7 billion). Over seventy percent of these exited investments resulted in an aggregate cash flow realized gross internal rate of return (“IRR”) to us of 10% or greater.

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

We may from time to time enter into additional debt facilities, increase the size of our existing credit facilities, enter into additional debt securitization transactions, or issue additional debt securities. Any such incurrence or issuance would be subject to prevailing market conditions, our liquidity requirements, contractual and regulatory restrictions and other factors. In accordance with the 1940 Act, with certain limited exceptions, we are only allowed to incur borrowings, issue debt securities or issue preferred stock, if immediately after the borrowing or issuance, the ratio of total assets (less total liabilities other than indebtedness) to total indebtedness plus preferred stock, is at least 150%. Our current target ratio is 0.90x-1.25x.

As of March 31, 2021 and December 31, 2020, our asset coverage ratio was 202% and 206%, respectively. We seek to carefully consider our unfunded commitments for the purpose of planning our ongoing financial leverage. Further, we maintain sufficient borrowing capacity within the 150% asset coverage limitation to cover any outstanding unfunded commitments we are required to fund.

Cash and restricted cash as of March 31, 2021, taken together with our available debt, is expected to be sufficient for our investing activities and to conduct our operations in the near term. As of March 31, 2021, we had $1.4 billion available under our credit facilities.

As of March 31, 2021, we had $255.3 million in cash and restricted cash. During the three months ended March 31, 2021, we used $0.2 billion in cash for operating activities, primarily as a result of funding portfolio investments of $1.0 billion, partially offset by sell downs and repayments of $0.6 billion and other operating activity of $0.2 billion. Lastly, cash provided by financing activities was $0.1 billion during the period, which was the result of net borrowings on our credit facilities of $0.2 billion, partially offset by distributions paid of $0.1 billion.

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

      Distributions

The following table reflects the distributions declared on shares of our common stock during the three months ended March 31, 2021:

	March 31, 2021
Date Declared	Record Date	Payment Date	Distribution per Share
February 23, 2021	March 31, 2021	May 14, 2021	$0.31

On May 5, 2021, the Board declared a distribution of $0.31 per share for shareholders of record on June 30, 2021 payable on or before August 13, 2021.

During certain periods, our distributions may exceed our earnings. As a result, it is possible that a portion of the distributions we make may represent a return of capital. A return of capital generally is a return of a shareholder’s investment rather than a return of earnings or gains derived from our investment activities. Each year, a statement on Form 1099-DIV identifying the tax character of the distributions will be mailed to our shareholders. The tax character of the distributions are not determined until the Company’s taxable year end.

Based on our pipeline of transactions and our expected pace of repayments, we expect our leverage and earnings to increase and to be brought in line with our quarterly dividend over time.

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

The following table reflects the common stock issued pursuant to the dividend reinvestment plan during the three months ended March 31, 2021:

Date Declared	Record Date	Payment Date	Shares
November 4, 2020	December 31, 2020	January 19, 2021	1,435,099

The following table reflects the common stock issued pursuant to the dividend reinvestment plan during the three months ended March 31, 2020:

Date Declared	Record Date	Payment Date	Shares
October 30, 2019	December 31, 2019	January 31, 2020	2,823,048

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

On November 3, 2020, the Board approved a repurchase program (the “Repurchase Plan”) under which we may repurchase up to $100 million of our outstanding common stock. Under the program, purchases may be made at management’s discretion from time to time in open-market transactions, in accordance with all applicable securities laws and regulations. Unless extended by the Board, the repurchase program will terminate 12-months from the date it was approved. As of March 31, 2021, no repurchases were made under the Repurchase Plan.

Debt

Aggregate Borrowings

Debt obligations consisted of the following as of March 31, 2021 and December 31, 2020:

	March 31, 2021
($ in thousands)	Aggregate Principal Committed	Outstanding Principal	Amount Available(1)	Net Carrying Value(2)
Revolving Credit Facility(3)(5)	$1,455,000	$553,461	$870,258	$544,193
SPV Asset Facility II	350,000	100,000	250,000	95,829
SPV Asset Facility III	500,000	375,000	125,000	373,650
SPV Asset Facility IV	450,000	250,000	200,000	246,738
CLO I	390,000	390,000	—	386,780
CLO II	260,000	260,000	—	257,741
CLO III	260,000	260,000	—	257,791
CLO IV	252,000	252,000	—	247,852
CLO V	196,000	196,000	—	194,014
2023 Notes(4)	150,000	150,000	—	151,236
2024 Notes(4)	400,000	400,000	—	413,919
2025 Notes	425,000	425,000	—	418,519
July 2025 Notes	500,000	500,000	—	492,495
2026 Notes	500,000	500,000	—	489,662
July 2026 Notes	1,000,000	1,000,000	—	975,472
Total Debt	$7,088,000	$5,611,461	$1,445,258	$5,545,891

________________

(1)	The amount available reflects any limitations related to each credit facility’s borrowing base.
(2)

The carrying value of our Revolving Credit Facility, SPV Asset Facility II, SPV Asset Facility III, SPV Asset Facility IV, CLO I, CLO II, CLO III, CLO IV, CLO V, 2023 Notes, 2024 Notes, 2025 Notes, July 2025 Notes, 2026 Notes and July 2026 Notes are presented net of deferred financing costs of $9.3 million, $4.2 million, $1.4 million, $3.3 million, $3.2 million, $2.3 million, $2.2 million, $4.1 million, $2.0 million, $0.9 million, $6.5 million, $6.5 million, $7.5 million, $10.3 million and $24.5 million, respectively.

(3)	Includes the unrealized translation gain (loss) on borrowings denominated in foreign currencies.
(4)	Inclusive of change in fair market value of effective hedge.
(5)	The amount available is reduced by $31.3 million of outstanding letters of credit.

	December 31, 2020
($ in thousands)	Aggregate Principal Committed	Outstanding Principal	Amount Available(1)	Net Carrying Value(2)
Revolving Credit Facility(3)(5)	$1,355,000	$252,525	$1,075,636	$243,143
SPV Asset Facility II	350,000	100,000	250,000	95,654
SPV Asset Facility III	500,000	375,000	125,000	373,238
SPV Asset Facility IV	450,000	295,000	155,000	291,644
CLO I	390,000	390,000	—	386,708
CLO II	260,000	260,000	—	257,686
CLO III	260,000	260,000	—	257,744
CLO IV	252,000	252,000	—	247,745
CLO V	196,000	196,000	—	194,128
2023 Notes(4)	150,000	150,000	—	151,889
2024 Notes(4)	400,000	400,000	—	418,372
2025 Notes	425,000	425,000	—	418,154
July 2025 Notes	500,000	500,000	—	492,095
2026 Notes	500,000	500,000	—	489,176
July 2026 Notes	1,000,000	1,000,000	—	975,346
Total Debt	$6,988,000	$5,355,525	$1,605,636	$5,292,722

________________

(1)	The amount available reflects any limitations related to each credit facility’s borrowing base.
(2)

The carrying value of our Revolving Credit Facility, SPV Asset Facility II, SPV Asset Facility III, SPV Asset Facility IV, CLO I, CLO II, CLO III, CLO IV, CLO V, 2023 Notes, 2024 Notes, 2025 Notes, July 2025 Notes, 2026 Notes and July 2026 Notes are presented net of deferred financing costs of $9.4 million, $4.2 million, $1.8 million, $3.4 million, $3.3 million, $2.3 million, $2.3 million, $4.3 million, $1.9 million, $1.0 million, $7.0 million, $6.8 million, $7.9 million, $10.8 million, $24.7 million respectively.

(3)	respectively.Includes the unrealized translation gain (loss) on borrowings denominated in foreign currencies.
(4)	Inclusive of change in fair market value of effective hedge.
(5)	The amount available is reduced by $26.8 million of outstanding letters of credit.

For the three months ended March 31, 2021 and 2020, the components of interest expense were as follows:

	For the Three Months Ended March 31,
($ in thousands)	2021	2020
Interest expense	$43,138	$33,582
Amortization of debt issuance costs	4,946	3,170
Net change in unrealized gain (loss) on effective interest rate swaps and hedged items(1)	(8)	(2,795)
Total Interest Expense	$48,076	$33,957
Average interest rate	3.2%	4.2%
Average daily borrowings	$5,330,364	$3,184,613

________________

(1)

Refer to “ITEM 1. – FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA – Notes to Consolidated Financial Statements – Note 6. Debt – 2023 Notes and 2024 Notes” for details on each facility’s interest rate swap.

Senior Securities

Information about our senior securities is shown in the following table as of March 31, 2021 and the fiscal years ended December 31, 2020, 2019, 2018, 2017 and 2016.

Class and Period	Total Amount Outstanding Exclusive of Treasury Securities(1) ($ in millions)	Asset Coverage per Unit(2)	Involuntary Liquidating Preference per Unit(3)	Average Market Value per Unit(4)
Revolving Credit Facility
March 31, 2021 (unaudited)	$553.5	$2,024	—	N/A
December 31, 2020	$252.5	$2,060	—	N/A
December 31, 2019	$480.9	$2,926	—	N/A
December 31, 2018	$308.6	$2,254	—	N/A
December 31, 2017	$—	$2,580	—	N/A
SPV Asset Facility I(6)
December 31, 2020	$—	$—	—	N/A
December 31, 2019	$300.0	$2,926	—	N/A
December 31, 2018	$400.0	$2,254	—	N/A
December 31, 2017	$400.0	$2,580	—	N/A
SPV Asset Facility II
March 31, 2021 (unaudited)	$100.0	$2,024	—	N/A
December 31, 2020	$100.0	$2,060	—	N/A
December 31, 2019	$350.0	$2,926	—	N/A
December 31, 2018	$550.0	$2,254	—	N/A
SPV Asset Facility III
March 31, 2021 (unaudited)	$375.0	$2,024	—	N/A
December 31, 2020	$375.0	$2,060	—	N/A
December 31, 2019	$255.0	$2,926	—	N/A
December 31, 2018	$300.0	$2,254	—	N/A
SPV Asset Facility IV
March 31, 2021 (unaudited)	$250.0	$2,024	—	N/A
December 31, 2020	$295.0	$2,060	—	N/A
December 31, 2019	$60.3	$2,926	—	N/A
CLO I
March 31, 2021 (unaudited)	$390.0	$2,024	—	N/A
December 31, 2020	$390.0	$2,060	—	N/A
December 31, 2019	$390.0	$2,926	—	N/A
CLO II
March 31, 2021 (unaudited)	$260.0	$2,024	—	N/A
December 31, 2020	$260.0	$2,060	—	N/A
December 31, 2019	$260.0	$2,926	—	N/A
CLO III
March 31, 2021 (unaudited)	$260.0	$2,024	—	N/A
December 31, 2020	$260.0	$2,060	—	N/A
CLO IV
March 31, 2021 (unaudited)	$252.0	$2,024	—	N/A
December 31, 2020	$252.0	$2,060	—	N/A
CLO V
March 31, 2021 (unaudited)	$196.0	$2,024	—	N/A
December 31, 2020	$196.0	$2,060	—	N/A

Class and Period	Total Amount Outstanding Exclusive of Treasury Securities(1) ($ in millions)	Asset Coverage per Unit(2)	Involuntary Liquidating Preference per Unit(3)	Average Market Value per Unit(4)
Subscription Credit Facility(5)
December 31, 2019	$—	$—	—	N/A
December 31, 2018	$883.0	$2,254	—	N/A
December 31, 2017	$393.5	$2,580	—	N/A
December 31, 2016	$495.0	$2,375	—	N/A
2023 Notes
March 31, 2021 (unaudited)	$150.0	$2,024	—	N/A
December 31, 2020	$150.0	$2,060	—	N/A
December 31, 2019	$150.0	$2,926	—	N/A
December 31, 2018	$150.0	$2,254	—	N/A
December 31, 2017	$138.5	$2,580	—	N/A
2024 Notes
March 31, 2021 (unaudited)	$400.0	$2,024	—	$1,091.2
December 31, 2020	$400.0	$2,060	—	$1,037.1
December 31, 2019	$400.0	$2,926	—	$1,039.3
2025 Notes
March 31, 2021 (unaudited)	$425.0	$2,024	—	$1,050.9
December 31, 2020	$425.0	$2,060	—	$984.2
December 31, 2019	$425.0	$2,926	—	$997.9
July 2025 Notes
March 31, 2021 (unaudited)	$500.0	$2,024	—	$1,041.8
December 31, 2020	$500.0	$2,060	—	$971.1
2026 Notes
March 31, 2021 (unaudited)	$500.0	$2,024	—	$1,060.4
December 31, 2020	$500.0	$2,060	—	$1,018.5
July 2026 Notes
March 31, 2021 (unaudited)	$1,000.0	$2,024	—	$1,023.0
December 31, 2020	$1,000.0	$2,060	—	$1,005.0

________________

(1)	Total amount of each class of senior securities outstanding at the end of the period presented.
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

 The maximum principal amount of the Revolving Credit Facility is $1.46 billion, subject to availability under the borrowing base, which is based on our portfolio investments and other outstanding indebtedness. As amended on September 3, 2020, maximum capacity under the Revolving Credit Facility may be increased to $2.0 billion through our exercise of an uncommitted accordion feature through which existing and new lenders may, at their option, agree to provide additional financing. The Revolving Credit Facility includes a $50 million limit for swingline loans and is secured by a perfected first-priority interest in substantially all of the portfolio investments held by us and each Guarantor, subject to certain exceptions.

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

SPV Asset Facility III

On December 14, 2018, ORCC Financing III LLC (“ORCC Financing III”), a Delaware limited liability company and our subsidiary, entered into a Loan Financing and Servicing Agreement (the “SPV Asset Facility III”), with ORCC Financing III, as borrower, ourselves, as equity holder and services provider, the lenders from time to time parties thereto, Deutsche Bank AG, New York Branch, as Facility Agent, State Street Bank and Trust Company, as Collateral Agent and Cortland Capital Market Services LLC, as Collateral Custodian. The parties to the SPV Asset Facility III have entered into various amendments, including those relating to the undrawn fee and make-whole fee and definition of “Change of Control.” The following describes the terms of SPV Asset Facility III as amended through March 17, 2021.

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

The CLO II Transaction was executed by the issuance of the following classes of notes and preferred shares pursuant to an indenture and security agreement dated as of the Closing Date (the “CLO II Indenture”), by and among the Issuers and State Street Bank and Trust Company: (i) $157 million of AAA(sf) Class A-1L Notes, which bear interest at three-month LIBOR plus 1.75%, (ii) $40 million of AAA(sf) Class A-1F Notes, which bear interest at a fixed rate of 3.44%, (iii) $20 million of AAA(sf) Class A-2 Notes, which bear interest at three-month LIBOR plus 2.20%, (iv) $40 million of AA(sf) Class B-L Notes, which bear interest at three-month LIBOR plus 2.75% and (v) $3 million of AA(sf) Class B-F Notes, which bear interest at a fixed rate of 4.46% (together, the “CLO II Debt”). The CLO II Debt was scheduled to mature on January 20, 2031. The CLO II Debt was privately placed by Deutsche Bank Securities Inc.

The CLO II Debt was redeemed in the CLO II Rifinancing, described below.

 Concurrently with the issuance of the CLO II Debt, the CLO II Issuer issued approximately $136.6 million of subordinated securities in the form of 136,600 preferred shares at an issue price of U.S.$1,000 per share (the “CLO II Preferred Shares”). The CLO II Preferred Shares were issued by the CLO II Issuer as part of its issued share capital and are not secured by the collateral securing the CLO II Debt. We purchased all of the CLO II Preferred Shares. We acted as retention holder in connection with the CLO II Transaction for the purposes of satisfying certain U.S. and European Union regulations requiring sponsors of securitization transactions to retain exposure to the performance of the securitized assets and as such was required to retain a portion of the CLO II Preferred Shares.

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

The CLO II Debt was secured by all of the assets of the CLO II Issuer, which will consist primarily of middle market loans, participation interests in middle market loans, and related rights and the cash proceeds thereof. As part of the CLO II Transaction, we and ORCC Financing III LLC sold and contributed approximately $400 million par amount of middle market loans to the CLO II Issuer on the CLO II Closing Date.  Such loans constituted the initial portfolio assets securing the CLO II Debt.  We and ORCC Financing III LLC each made customary representations, warranties, and covenants to the CLO II Issuer regarding such sales and contributions under a loan sale agreement.

Through January 20, 2022, a portion of the proceeds received by the CLO II Issuer from the loans securing the CLO II Debt could be used by the CLO II Issuer to purchase additional middle market loans under the direction of the Adviser as collateral manager for the CLO II Issuer and in accordance with the our investing strategy and ability to originate eligible middle market loans.

The CLO II Debt was the secured obligation of the CLO II Issuers, and the CLO II Indenture includes customary covenants and events of default.  Assets pledged to holders of the Secured Debt and the other secured parties under the Indenture were not available to pay our debts.

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

CLO II Refinancing

On April 9, 2021 (the “CLO II Refinancing Date”), we completed a $398.1 million term debt securitization refinancing (the “CLO II Refinancing”), also known as a collateralized loan obligation refinancing, which is a form of secured financing incurred by us. The secured notes and preferred shares issued in the CLO II Refinancing were issued by the CLO II Issuer and the CLO II Co-Issuer and are backed by a portfolio of collateral obligations consisting of middle market loans and participation interests in middle market loans as well as by other assets of the Issuer.

The CLO II Refinancing was executed by the issuance of the following classes of notes pursuant to the CLO II Indenture, as supplemented by the supplemental indenture dated as of the CLO II Refinancing Date (the “CLO II Refinancing Indenture”), by and among the CLO II Issuers and State Street Bank and Trust Company:  (i) $204 million of AAA(sf) Class A-LR Notes, which bear interest at three-month LIBOR plus 1.55%, (ii) $20 million of AAA(sf) Class A-FR Notes, which bear interest at a fixed rate of 2.48% and (iii) $36 million of AA(sf) Class B-R Notes, which bear interest at three-month LIBOR plus 1.90% (together, the “CLO II Refinancing Debt”).  The CLO II Refinancing Debt is secured by the middle market loans, participation interests in middle market loans and other assets of the CLO II Issuer.  The CLO II Refinancing Debt is scheduled to mature on April 20, 2033.  The CLO II Refinancing Debt was privately placed by Deutsche Bank Securities Inc. Upon the occurrence of certain triggering events relating to the end of LIBOR, a different benchmark rate will replace LIBOR as the reference rate for interest accruing on the CLO II Refinancing Debt. The proceeds from the CLO II Refinancing were used to redeem in full the classes of notes issued on the CLO II Closing Date.

Concurrently with the issuance of the CLO II Refinancing Debt, the CLO II Issuer issued 1,500 additional shares of CLO II Preferred Shares at an issue price of U.S.$1,000 per share (the “CLO II Refinancing Preferred Shares”) resulting in a total outstanding number of CLO II Preferred Shares of 138,100 ($138.1 million total issue price).  The CLO II Refinancing Preferred Shares were issued by the CLO II Issuer as part of its issued share capital and are not secured by the collateral securing the CLO II Refinancing Debt. We purchased all of the CLO II Refinancing Preferred Shares. We act as retention holder in connection with the CLO II Refinancing for the purposes of satisfying certain U.S. and European Union regulations requiring sponsors of securitization transactions to retain exposure to the performance of the securitized assets and as such is required to retain a portion of the CLO II Preferred Shares. The proceeds from the CLO II Refinancing Preferred Shares were used to pay certain expenses incurred in connection with the CLO II Refinancing.

Through April 20, 2025, a portion of the proceeds received by the CLO II Issuer from the loans securing the CLO II Refinancing Debt may be used by the CLO II Issuer to purchase additional middle market loans under the direction of the Adviser, in its capacity as collateral manager for the CLO II Issuer and in accordance with our investing strategy and ability to originate eligible middle market loans.

The CLO II Refinancing Debt is the secured obligation of the CLO II Issuers, and the CLO II Refinancing Indenture includes customary covenants and events of default.  The CLO II Refinancing Debt has not been registered under the Securities Act, or any state securities (e.g., “blue sky”) laws, and may not be offered or sold in the United States absent registration with the Securities and Exchange Commission or pursuant to an applicable exemption from such registration.

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

CLO VI

On May 5, 2021 (the “CLO VI Closing Date”), we completed a $397.78 million term debt securitization transaction (the “CLO VI Transaction”), also known as a collateralized loan obligation transaction, which is a form of secured financing. The secured notes and preferred shares issued in the CLO VI Transaction were issued by our consolidated subsidiaries Owl Rock CLO VI, Ltd., an exempted company incorporated in the Cayman Islands with limited liability (the “CLO VI Issuer”), and Owl Rock CLO VI, LLC, a Delaware limited liability company (the “CLO VI Co-Issuer” and together with the CLO VI Issuer, the “CLO VI Issuers”) and are backed by a portfolio of collateral obligations consisting of middle market loans and participation interests in middle market loans as well as by other assets of the CLO VI Issuer.

The CLO VI Transaction was executed by the issuance of the following classes of notes and preferred shares pursuant to an indenture and security agreement dated as of the Closing Date (the “CLO VI Indenture”), by and among the CLO VI Issuers and State Street Bank and Trust Company: (i) $ 224 million of AAA(sf) Class A Notes, which bear interest at three-month LIBOR plus 1.45%, (ii) $26 million of AA(sf) Class B-1 Notes, which bear interest at three-month LIBOR plus 1.75% and (iii) $10 million of AA(sf) Class B-F Notes, which bear interest at a fixed rate of 2.83%  (together, the “CLO VI Secured Notes”). The CLO VI Secured Notes are secured by the middle market loans, participation interests in middle market loans and other assets of the CLO VI Issuer. The CLO VI Secured Notes are scheduled to mature on June 21, 2032. The CLO VI Secured Notes are privately placed by SG Americas Securities, LLC. Upon the occurrence of certain triggering events relating to the end of LIBOR, a different benchmark rate will replace LIBOR as the reference rate for interest accruing on the CLO VI Secured Notes.

Concurrently with the issuance of the CLO VI Secured Notes, the CLO VI Issuer issued approximately $137.78 million of subordinated securities in the form of 137,775 preferred shares at an issue price of U.S.$1,000 per share (the “CLO VI Preferred Shares”). The CLO VI Preferred Shares were issued by the CLO VI Issuer as part of its issued share capital and are be secured by the collateral securing the CLO VI Secured Notes. We purchased all of the CLO VI Preferred Shares. We will act as retention holder in connection with the CLO VI Transaction for the purposes of satisfying certain U.S., United Kingdom and European Union regulations requiring sponsors of securitization transactions to retain exposure to the performance of the securitized assets and as such is required to retain a portion of the CLO VI Preferred Shares.

As part of the CLO VI Transaction, we entered into a loan sale agreement with the CLO VI Issuer dated as of the CLO VI Closing Date, which provides for the sale and contribution of approximately $205.6 million par amount of middle market loans to the CLO VI Issuer on the CLO VI Closing Date and for future sales to the CLO VI Issuer on an ongoing basis. Such loans constitute part of the initial portfolio of assets securing the CLO VI Secured Notes. The remainder of the initial portfolio assets securing the CLO VI Secured Notes consists of approximately $164.7 million par amount of middle market loans purchased by the CLO VI Issuer from ORCC Financing IV LLC, our wholly-owned subsidiary, under an additional loan sale agreement executed on the CLO VI Closing Date between the Issuer and ORCC Financing IV LLC. We and ORCC Financing IV LLC each made customary representations, warranties, and covenants to the Issuer under the applicable loan sale agreement.

Through June 20, 2024, a portion of the proceeds received by the CLO VI Issuer from the loans securing the CLO VI Secured Notes may be used by the CLO VI Issuer to purchase additional middle market loans under the direction of the Adviser, in its capacity as collateral manager for the CLO VI Issuer and in accordance with our investing strategy and ability to originate eligible middle market loans.

The Secured Notes are the secured obligation of the CLO VI Issuers, and the CLO VI Indenture includes customary covenants and events of default. The CLO VI Secured Notes have not been registered under the Securities Act of 1933, as amended (the “Securities Act”), or any state securities (e.g., “blue sky”) laws, and may not be offered or sold in the United States absent registration with the Securities and Exchange Commission or pursuant to an applicable exemption from such registration.

The Adviser serves as collateral manager for the CLO VI Issuer under a collateral management agreement dated as of the CLO VI Closing Date. The Adviser is entitled to receive fees for providing these services. The Adviser has waived its right to receive such fees but may rescind such waiver at any time; provided, however, that if the Adviser rescinds such waiver, the management fee payable to the Adviser pursuant to the Investment Advisory Agreement will be offset by the amount of the collateral management fee attributable to the CLO VI Issuers’ equity or notes that we own.

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

In connection with the offering of the 2023 Notes, on December 21, 2017 we entered into a centrally cleared interest rate swap. The notional amount of the interest rate swap is $150 million. We will receive fixed rate interest semi-annually at 4.75% and pay variable rate interest monthly based on 1-month LIBOR plus 2.545%. The interest rate swap matures on December 21, 2021. For the three months ended March 31, 2021 and 2020, we made periodic payments of $1.0 million and $1.6 million, respectively. The interest expense related to the 2023 Notes is equally offset by the proceeds received from the interest rate swap. The swap adjusted interest expense is included as a component of interest expense on our Consolidated Statements of Operations. As of March 31, 2021 and December 31, 2020, the interest rate swap had a fair value of $2.2 million and $3.0 million, respectively. Depending on the nature of the balance at period end, the fair value of the interest rate swap is either included as a component of accrued expenses and other liabilities or prepaid expenses and other assets on our Consolidated Statements of Assets and Liabilities.  The change in fair value of the interest rate swap is offset by the change in fair value of the 2023 Notes, with the remaining difference included as a component of interest expense on the Consolidated Statements of Operations. For further details, see “ITEM 8. – Notes to Consolidated Financial Statements – Note 6. Debt.”

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

In connection with the issuance of the 2024 Notes, on April 10, 2019 we entered into centrally cleared interest rate swaps. The notional amount of the interest rate swaps is $400 million. We will receive fixed rate interest at 5.25% and pay variable rate interest based on one-month LIBOR plus 2.937%. The interest rate swaps mature on April 10, 2024. For the three months ended March 31, 2021 and 2020, we made no periodic payments. The interest expense related to the 2024 Notes is equally offset by the proceeds received from the interest rate swaps. The swap adjusted interest expense is included as a component of interest expense on our Consolidated Statements of Operations. As of March 31, 2021 and December 31, 2020, the interest rate swap had a fair value of $22.0 million and $26.9 million, respectively.  Depending on the nature of the balance at period end, the fair value of the interest rate swap is either included as a component of accrued expenses and other liabilities or prepaid expenses and other assets on our Consolidated Statements of Assets and Liabilities.  The change in fair value of the interest rate swap is offset by the change in fair value of the 2024 Notes, with the remaining difference included as a component of interest expense on the Consolidated Statements of Operations. For further details, see “ITEM 8. – Notes to Consolidated Financial Statements – Note 6. Debt.”

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

2027 Notes

On April 26, 2021, we issued $500 million aggregate principal amount of notes that mature on January 15, 2027 (the “2027 Notes”). The 2027 Notes bear interest at a rate of 2.625% per year, payable semi-annually on January 15 and July 15, of each year, commencing on July 15, 2021. We may redeem some or all of the 2027 Notes at any time, or from time to time, at a redemption price equal to the greater of (1) 100% of the principal amount of the 2027 Notes to be redeemed or (2) the sum of the present values of the remaining scheduled payments of principal and interest (exclusive of accrued and unpaid interest to the date of redemption) on the 2027 Notes to be redeemed, discounted to the redemption date on a semi-annual basis (assuming a 360-day year consisting of twelve 30-day months) using the applicable Treasury Rate plus 30 basis points, plus, in each case, accrued and unpaid interest to the redemption date; provided, however, that if we redeem any 2027 Notes on or after December 15, 2026 (the date falling one month prior to the maturity date of the 2027 Notes), the redemption price for the 2027 Notes will be equal to 100% of the principal amount of the 2027 Notes to be redeemed, plus accrued and unpaid interest, if any, to, but excluding, the date of redemption.

In connection with the issuance of the 2027 Notes, on April 26, 2021 we entered into centrally cleared interest rate swaps. The notional amount of the interest rate swaps is $500 million. We will receive fixed rate interest at 2.625% and pay variable rate interest based on one-month LIBOR plus 1.655%. The interest rate swaps mature on January 15, 2027. Pursuant to ASC 815 Derivatives and Hedging, the interest expense related to the 2027 Notes is offset by the proceeds received from the interest rate swaps. The swap adjusted interest expense will be included as a component of interest expense on our Consolidated Statements of Operations.

Off-Balance Sheet Arrangements

Portfolio Company Commitments

From time to time, we may enter into commitments to fund investments. As of March 31, 2021 and December 31, 2020, we had the following outstanding commitments to fund investments in current portfolio companies:

Portfolio Company	Investment	March 31, 2021	December 31, 2020
($ in thousands)
3ES Innovation Inc. (dba Aucerna)	First lien senior secured revolving loan	$3,893	$3,893
Accela, Inc.	First lien senior secured revolving loan	3,000	3,000
Amspec Services Inc.	First lien senior secured revolving loan	14,462	14,462
Apptio, Inc.	First lien senior secured revolving loan	1,667	2,779
Aramsco, Inc.	First lien senior secured revolving loan	8,378	8,378
Ardonagh Midco 3 PLC	First lien senior secured delayed draw term loan	6,843	16,950
Associations, Inc.	First lien senior secured delayed draw term loan	866	866
AxiomSL Group, Inc.	First lien senior secured revolving loan	9,341	9,341
Barracuda Dental LLC (dba National Dentex)	First lien senior secured delayed draw term loan	30,438	30,437
Barracuda Dental LLC (dba National Dentex)	First lien senior secured revolving loan	3,980	5,854
BCTO BSI Buyer, Inc. (dba Buildertrend)	First lien senior secured revolving loan	5,357	5,357
BIG Buyer, LLC	First lien senior secured delayed draw term loan	—	5,625
BIG Buyer, LLC	First lien senior secured revolving loan	2,250	2,000
Caiman Merger Sub LLC (dba City Brewing)	First lien senior secured revolving loan	12,881	12,881
Centrify Corporation	First lien senior secured revolving loan	3,654	—
ConnectWise, LLC	First lien senior secured revolving loan	18,754	15,004
Definitive Healthcare Holdings, LLC	First lien senior secured delayed draw term loan	30,701	35,651
Definitive Healthcare Holdings, LLC	First lien senior secured revolving loan	9,360	10,870
Douglas Products and Packaging Company LLC	First lien senior secured revolving loan	4,844	6,055
Endries Acquisition, Inc.	First lien senior secured revolving loan	27,000	27,000
Entertainment Benefits Group, LLC	First lien senior secured revolving loan	1,104	1,104
Forescout Technologies, Inc.	First lien senior secured revolving loan	5,345	5,345
Galls, LLC	First lien senior secured revolving loan	4,566	11,204
Gaylord Chemical Company, L.L.C	First lien senior secured revolving loan	13,202	—
GC Agile Holdings Limited (dba Apex Fund Services)	First lien senior secured revolving loan	10,386	6,924
Gerson Lehrman Group, Inc.	First lien senior secured revolving loan	21,563	21,563
Granicus, Inc.	First lien senior secured delayed draw term loan	2,967	—
Granicus, Inc.	First lien senior secured revolving loan	1,187	2,636
H&F Opportunities LUX III S.À R.L (dba Checkmarx)	First lien senior secured revolving loan	16,250	16,250
Hercules Borrower, LLC (dba The Vincit Group)	First lien senior secured revolving loan	20,916	20,916
HGH Purchaser, Inc. (dba Horizon Services)	First lien senior secured delayed draw term loan	44,518	5,346
HGH Purchaser, Inc. (dba Horizon Services)	First lien senior secured revolving loan	9,234	8,748
Hometown Food Company	First lien senior secured revolving loan	4,235	3,671
Ideal Tridon Holdings, Inc.	First lien senior secured revolving loan	4,828	4,828
Individual Foodservice Holdings, LLC	First lien senior secured delayed draw term loan	21,449	25,781
Individual Foodservice Holdings, LLC	First lien senior secured revolving loan	17,733	18,465

Portfolio Company	Investment	March 31, 2021	December 31, 2020
Instructure, Inc.	First lien senior secured revolving loan	5,554	5,554
Integrity Marketing Acquisition, LLC	First lien senior secured revolving loan	14,832	14,832
Intelerad Medical Systems Incorporated (fka 11849573 Canada Inc.)	First lien senior secured delayed draw term loan	6,153	—
Intelerad Medical Systems Incorporated (fka 11849573 Canada Inc.)	First lien senior secured revolving loan	4,530	4,530
Interoperability Bidco, Inc.	First lien senior secured delayed draw term loan	8,000	8,000
Interoperability Bidco, Inc.	First lien senior secured revolving loan	4,000	—
IQN Holding Corp. (dba Beeline)	First lien senior secured revolving loan	22,672	22,672
KWOR Acquisition, Inc. (dba Worley Claims Services)	First lien senior secured delayed draw term loan	—	2,063
KWOR Acquisition, Inc. (dba Alacrity Solutions)	First lien senior secured revolving loan	4,160	5,200
Lazer Spot G B Holdings, Inc.	First lien senior secured revolving loan	26,833	26,833
Lightning Midco, LLC (dba Vector Solutions)	First lien senior secured revolving loan	8,953	8,953
Litera Bidco LLC	First lien senior secured revolving loan	5,738	5,738
Lytx, Inc.	First lien senior secured delayed draw term loan	14,092	14,092
Mavis Tire Express Services Corp.	Second lien senior secured delayed draw term loan	—	11,376
MINDBODY, Inc.	First lien senior secured revolving loan	6,071	6,071
Nelipak Holding Company	First lien senior secured revolving loan	2,948	2,948
Nelipak Holding Company	First lien senior secured revolving loan	7,770	7,597
NMI Acquisitionco, Inc. (dba Network Merchants)	First lien senior secured revolving loan	646	646
Norvax, LLC (dba GoHealth)	First lien senior secured revolving loan	12,273	12,273
Nutraceutical International Corporation	First lien senior secured revolving loan	13,578	13,578
PATRIOT ACQUISITION TOPCO S.À R.L. (dba Corza Health, Inc.)	First lien senior secured revolving loan	13,538	—
Peter C. Foy & Associated Insurance Services, LLC	First lien senior secured delayed draw term loan C	12,249	37,955
Peter C. Foy & Associated Insurance Services, LLC	First lien senior secured delayed draw term loan D	25,271	—
Peter C. Foy & Associated Insurance Services, LLC	First lien senior secured revolving loan	8,258	8,194
PCF Holdco, LLC	Class A Units	17,239	—
Professional Plumbing Group, Inc.	First lien senior secured revolving loan	5,757	5,757
Project Power Buyer, LLC (dba PEC-Veriforce)	First lien senior secured revolving loan	3,188	3,188
QC Supply, LLC	First lien senior secured revolving loan	633	633
Reef Global, Inc. (fka Cheese Acquisition, LLC)	First lien senior secured revolving loan	5,377	5,377
Refresh Parent Holdings, Inc.	First lien senior secured delayed draw term loan	13,405	29,482
Refresh Parent Holdings, Inc.	First lien senior secured revolving loan	10,776	7,716
RSC Acquisition, Inc (dba Risk Strategies)	First lien senior secured revolving loan	933	1,702
Safety Products/JHC Acquisition Corp. (dba Justrite Safety Group)	First lien senior secured delayed draw term loan	924	924
Sara Lee Frozen Bakery, LLC (fka KSLB Holdings, LLC)	First lien senior secured revolving loan	3,360	4,440
Sonny's Enterprises LLC	First lien senior secured revolving loan	17,969	17,969
Swipe Acquisition Corporation (dba PLI)	First lien senior secured delayed draw term loan	15,347	18,461
Swipe Acquisition Corporation (dba PLI)	Letter of credit	7,118	7,118

Portfolio Company	Investment	March 31, 2021	December 31, 2020
TC Holdings, LLC (dba TrialCard)	First lien senior secured revolving loan	7,685	7,685
THG Acquisition, LLC (dba Hilb)	First lien senior secured delayed draw term loan	33,421	36,302
THG Acquisition, LLC (dba Hilb)	First lien senior secured revolving loan	8,608	8,608
Trader Interactive, LLC (fka Dominion Web Solutions, LLC)	First lien senior secured revolving loan	5,961	4,471
Troon Golf, L.L.C.	First lien senior secured revolving loan	14,426	14,426
TSB Purchaser, Inc. (dba Teaching Strategies, Inc.)	First lien senior secured revolving loan	4,239	4,239
Ultimate Baked Goods Midco, LLC	First lien senior secured revolving loan	4,447	4,638
Valence Surface Technologies LLC	First lien senior secured delayed draw term loan	6,000	6,000
Valence Surface Technologies LLC	First lien senior secured revolving loan	4,000	10,000
WU Holdco, Inc. (dba Weiman Products, LLC)	First lien senior secured revolving loan	13,828	10,739
Wingspire Capital Holdings LLC	LLC Interest	32,462	82,462
Total Unfunded Portfolio Company Commitments		$862,374	$880,626

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

On November 3, 2020, our Board approved a repurchase program under which we may repurchase up to $100 million of our outstanding common stock. Under the program, purchases may be made at management’s discretion from time to time in open-market transactions, in accordance with all applicable securities laws and regulations. Unless extended by our Board, the repurchase program will terminate 12-months from the date it was approved. As of March 31, 2021, no repurchases were made under the Repurchase Plan.

From time to time, we may become a party to certain legal proceedings incidental to the normal course of its business. At March 31, 2021, we were not aware of any material pending or threatened litigation that would require accounting recognition or financial statement disclosure.

Contractual Obligations

A summary of our contractual payment obligations under our credit facilities as of March 31, 2021, is as follows:

	Payments Due by Period
($ in millions)	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
Revolving Credit Facility	$553.5	$—	$—	553.5	—
SPV Asset Facility II	100.0	—	—	—	100.0
SPV Asset Facility III	375.0	—	375.0	—	—
SPV Asset Facility IV	250.0	—	—	—	250.0
CLO I	390.0	—	—	—	390.0
CLO II	260.0	—	—	—	260.0
CLO III	260.0	—	—	—	260.0
CLO IV	252.0	—	—	—	252.0
CLO V	196.0	—	—	—	196.0
2023 Notes	150.0	—	150.0	—	—
2024 Notes	400.0	—	—	400.0	—
2025 Notes	425.0	—	—	425.0	—
July 2025 Notes	500.0	—	—	500.0	—
2026 Notes	500.0	—	—	500.0	—
July 2026 Notes	1,000.0	—	—	—	1,000.0
Total Contractual Obligations	$5,611.5	$—	$525.0	$2,378.5	$2,708.0

Related-Party Transactions

We have entered into a number of business relationships with affiliated or related parties, including the following:

•	the Investment Advisory Agreement;
•	the Administration Agreement; and
•	the License Agreement.

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

As of March 31, 2021, 99.9% of our debt investments based on fair value were floating rates. Additionally, the weighted average LIBOR floor, based on fair value, of our debt investments was 0.89%.

Based on our Consolidated Statements of Assets and Liabilities as of March 31, 2021, the following table shows the annualized impact on net income of hypothetical base rate changes in interest rates on our debt investments (considering interest rate floors for floating rate instruments) assuming each floating rate investment is subject to 3-month LIBOR and there are no changes in our investment and borrowing structure:

($ in millions)	Interest Income	Interest Expense	Net Income
Up 300 basis points	$250.6	$92.2	$158.4
Up 200 basis points	$140.9	$61.5	$79.4
Up 100 basis points	$31.6	$30.7	$0.9
Up 50 basis points	$6.2	$15.4	$(9.2)
Down 25 basis points	$(2.3)	$(6.3)	$4.0

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

(b)	Changes in Internal Controls Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

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

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in Part I, “ITEM 1A. RISK FACTORS” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, which could materially affect our business, financial condition and/or operating results. The risks described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020 are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results.

The interest rates of our term loans to our portfolio companies that extend beyond 2021 might be subject to change based on recent regulatory changes, including the decommissioning of LIBOR.

LIBOR is the basic rate of interest used in lending transactions between banks on the London interbank market and is widely used as a reference for setting the interest rate on loans globally. We typically use LIBOR as a reference rate in term loans we extend to portfolio companies such that the interest due to us pursuant to a term loan extended to a portfolio company is calculated using LIBOR. The terms of our debt investments generally include minimum interest rate floors which are calculated based on LIBOR.

On March 5, 2021, the United Kingdom's Financial Conduct Authority (the "FCA"), which regulates LIBOR, announced that it will not compel panel banks to contribute to the overnight 1, 3, 6 and 12 months USA LIBOR tenors after June 30, 2023 and all other tenors after December 31, 2021. It is unclear if at that time LIBOR will cease to exist or if new methods of calculating LIBOR will be established such that it continues to exist after 2021. Central banks and regulators in a number of major jurisdictions (for example, United States, United Kingdom, European Union, Switzerland and Japan) have convened working groups to find, and implement the transition to, suitable replacements for interbank offered rates ("IBORs"). To identify a successor rate for U.S. dollar LIBOR, the Alternative Reference Rates Committee ("ARRC"), a U.S.-based group convened by the U.S. Federal Reserve Board and the Federal Reserve Bank of New York, was formed. The ARRC has identified the Secured Overnight Financing Rate ("SOFR") as its preferred alternative rate for LIBOR. SOFR is a measure of the cost of borrowing cash overnight, collateralized by U.S. Treasury securities, and is based on directly observable U.S. Treasury-backed repurchase transactions. In addition, on March 25, 2020, the FCA stated that although the central assumption that firms cannot rely on LIBOR being published after the end of 2021 has not changed, the outbreak of COVID-19 has impacted the timing of many firms' transition planning, and the FCA will continue to assess the impact of the COVID-19 outbreak on transition timelines and update the marketplace as soon as possible. Although SOFR appears to be the preferred replacement rate for U.S. dollar LIBOR, at this time, it is not possible to predict the effect of any such changes, any establishment of alternative reference rates or other reforms to LIBOR that may be enacted in the United States, United Kingdom or elsewhere or, whether the COVID-19 outbreak will have further effect on LIBOR transition plans.

The elimination of LIBOR or any other changes or reforms to the determination or supervision of LIBOR could have an adverse impact on the market value of and/or transferability of any LIBOR-linked securities, loans, and other financial obligations or extensions of credit held by or due to us or on our overall financial condition or results of operations. In addition, while the majority of our LIBOR-linked loans contemplate that LIBOR may cease to exist and allow for amendment to a new base rate without the approval of 100% of the lenders, if LIBOR ceases to exist, we will still need to renegotiate the credit agreements extending beyond 2021 with our portfolio companies that utilize LIBOR as a factor in determining the interest rate, in order to replace LIBOR with the new standard that is established, which may have an adverse effect on our overall financial condition or results of operations. Following the replacement of LIBOR, some or all of these credit agreements may bear interest at a lower interest rate, which could have an adverse impact on the value and liquidity of our investment in these portfolio companies and, as a result on our results of operations. Moreover, if LIBOR ceases to exist, we may need to renegotiate certain terms of our credit facilities. If we are unable to do so, amounts drawn under our credit facilities may bear interest at a higher rate, which would increase the cost of our borrowings and, in turn, affect our results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Other than the shares issued pursuant to our dividend reinvestment plan, we did not sell any unregistered equity securities, except as previously disclosed in certain 8-Ks filed with the SEC.

On January 19, 2021, pursuant to our dividend reinvestment plan, we issued 1,435,099 shares of our common stock, at a price of $13.34 per share, to stockholders of record as of December 31, 2020 that did not opt out of our dividend reinvestment plan in order to satisfy the reinvestment portion of our dividends. This issuance was not subject to the registration requirements of the Securities Act of 1933, as amended.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits, Financial Statement Schedules

Exhibit Number	Description of Exhibits
3.1	Articles of Amendment and Restatement, dated March 1, 2016 (incorporated by reference to Exhibit 3.1 to the Company's Registration Statement on Form 10 filed on April 11, 2016).
3.3	Bylaws, dated January 11, 2016 (incorporated by reference to Exhibit 3.2 to the Company's Quarterly Report on Form 10-Q filed on April 11, 2016).
10.1*

Second Amendment to Credit Agreement, dated as of March 15, 2021, by and among ORCC Financing IV LLC, as borrower, Societe Generale, as administrative agent, State Street Bank and Trust Company, as collateral agent, collateral administrator and collateral custodian, Cortland Capital Market Services LLC, as document custodian, and the lenders party thereto.

10.2*

Omnibus Amendment to Transaction Documents, dated as of March 17, 2021, among ORCC Financing III LLC, Owl Rock Capital Corporation, Deutsche Bank AG, New York Branch, State Street Bank and Trust Company and Cortland Capital Market Services LLC.

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

Owl Rock Capital Corporation
Date: May 5, 2021	By:	/s/ Craig W. Packer
Craig W. Packer
Chief Executive Officer
Owl Rock Capital Corporation

Date: May 5, 2021	By:	/s/ Alan Kirshenbaum
Alan Kirshenbaum
Chief Operating Officer and Chief Financial Officer