Form 10-Q
period 2021-06-30
Owl Rock Capital Corp
filed 2021-08-04
CIK 1655888

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal quarter ended June 30, 2021

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

As of August 4, 2021, the registrant had 392,217,490 shares of common stock, $0.01 par value per share, outstanding.

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
•
the impact of interest and inflation rates on our business prospects and the prospects of our portfolio companies;
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

PART I. CONSOLIDATED FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

Owl Rock Capital Corporation

Consolidated Statements of Assets and Liabilities

(Amounts in thousands, except share and per share amounts)

	June 30, 2021 (Unaudited)	December 31, 2020
Assets
Investments at fair value
Non-controlled, non-affiliated investments (amortized cost of $11,479,200 and $10,653,613, respectively)	$11,512,119	$10,569,691
Controlled, affiliated investments (amortized cost of $398,095 and $275,105, respectively)	394,753	272,381
Total investments at fair value (amortized cost of $11,877,295 and $10,928,718, respectively)	11,906,872	10,842,072
Cash (restricted cash of $14,433 and $8,841, respectively)	615,461	347,917
Foreign cash (cost of $11,636 and $9,641, respectively)	11,783	9,994
Interest receivable	69,044	57,108
Receivable for investments sold	—	6,316
Receivable from a controlled affiliate	3,974	2,347
Prepaid expenses and other assets	28,292	38,603
Total Assets	$12,635,426	$11,304,357
Liabilities
Debt (net of unamortized debt issuance costs of $106,743 and $91,085, respectively)	$6,383,737	$5,292,722
Distribution payable	121,587	152,087
Management fee payable	44,005	35,936
Incentive fee payable	25,270	19,070
Payables to affiliates	4,614	6,527
Payables for investments purchased	140,076	—
Accrued expenses and other liabilities	73,873	51,581
Total Liabilities	6,793,162	5,557,923
Commitments and contingencies (Note 7)
Net Assets
Common shares $0.01 par value, 500,000,000 shares authorized; 392,217,490 and 389,966,688 shares issued and outstanding, respectively	3,922	3,900
Additional paid-in-capital	5,971,684	5,940,979
Total distributable earnings (losses)	(133,342)	(198,445)
Total Net Assets	5,842,264	5,746,434
Total Liabilities and Net Assets	$12,635,426	$11,304,357
Net Asset Value Per Share	$14.90	$14.74

The accompanying notes are an integral part of these consolidated financial statements.

Owl Rock Capital Corporation

Consolidated Statements of Operations

(Amounts in thousands, except share and per share amounts)

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
Investment Income
Investment income from non-controlled, non-affiliated investments:
Interest income	$233,316	$183,246	$444,348	$381,639
Dividend Income	5,765	920	9,324	920
Other income	4,463	3,815	7,617	7,966
Total investment income from non-controlled, non-affiliated investments	243,544	187,981	461,289	390,525
Investment income from controlled, affiliated investments:
Interest income	1,338	—	2,641	—
Dividend income	3,973	2,261	6,341	4,449
Other Income	160	—	317	—
Total investment income from controlled, affiliated investments	5,471	2,261	9,299	4,449
Total Investment Income	249,015	190,242	470,588	394,974
Expenses
Interest expense	54,445	39,185	102,521	73,142
Management fee	44,007	34,602	86,117	68,392
Performance based incentive fees	25,270	22,603	47,045	48,198
Professional fees	3,349	3,300	7,117	6,452
Directors' fees	274	221	518	454
Other general and administrative	2,344	1,741	4,162	3,905
Total Operating Expenses	129,689	101,652	247,480	200,543
Management and incentive fees waived (Note 3)	—	(39,904)	—	(82,394)
Net Operating Expenses	129,689	61,748	247,480	118,149
Net Investment Income (Loss) Before Taxes	119,326	128,494	223,108	276,825
Income tax expense (benefit), including excise tax expense (benefit)	197	(668)	1,324	1,407
Net Investment Income (Loss) After Taxes	$119,129	$129,162	$221,784	$275,418
Net Realized and Change in Unrealized Gain (Loss)
Net change in unrealized gain (loss):
Non-controlled, non-affiliated investments	$62,407	$167,515	$119,486	$(276,620)
Income tax (provision) benefit	(1,589)	—	(4,222)	—
Controlled affiliated investments	(1,483)	6,748	(618)	(8,151)
Translation of assets and liabilities in foreign currencies	(488)	205	(2,920)	124
Total Net Change in Unrealized Gain (Loss)	58,847	174,468	111,726	(284,647)
Net realized gain (loss):
Non-controlled, non-affiliated investments	(27,828)	—	(26,674)	348
Foreign currency transactions	32	(11)	1,189	(90)
Total Net Realized Gain (Loss)	(27,796)	(11)	(25,485)	258
Total Net Realized and Change in Unrealized Gain (Loss)	31,051	174,457	86,241	(284,389)
Net Increase (Decrease) in Net Assets Resulting from Operations	$150,180	$303,619	$308,025	$(8,971)
Earnings Per Share - Basic and Diluted	$0.38	$0.79	$0.79	$(0.02)
Weighted Average Shares Outstanding - Basic and Diluted	391,832,048	385,469,952	391,475,389	389,455,832

The accompanying notes are an integral part of these consolidated financial statements.

Owl Rock Capital Corporation

Consolidated Schedule of Investments

As of June 30, 2021

(Amounts in thousands, except share amounts)

(Unaudited)

Company(1)(2)(17)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(3)(27)	Fair Value	Percentage of Net Assets
Non-controlled/non-affiliated portfolio company investments
Debt Investments
Aerospace and defense
Aviation Solutions Midco, LLC (dba STS Aviation)(4)(6)(24)	First lien senior secured loan	L + 8.25%	1/3/2025	215,628	212,969	191,908	3.3%
Peraton Corp.(4)(5)(24)	Second lien senior secured loan	L + 7.75%	2/1/2029	47,500	46,803	46,788	0.8%
Valence Surface Technologies LLC(4)(7)(24)	First lien senior secured loan	L + 6.75% (incl. 1.00% PIK)	6/28/2025	121,820	120,516	111,466	1.9%
Valence Surface Technologies LLC(4)(6)(16)(24)	First lien senior secured revolving loan	L + 6.75% (incl. 1.00% PIK)	6/28/2025	6,003	5,903	5,152	0.1%
				390,951	386,191	355,314	6.1%
Buildings and real estate
Associations, Inc.(4)(6)(24)	First lien senior secured loan	L + 7.00% (incl. 3.00% PIK)	7/30/2024	311,239	308,847	311,239	5.3%
Associations, Inc.(4)(6)(16)(19)(24)	First lien senior secured delayed draw term loan	L + 7.00% (incl. 3.00% PIK)	7/30/2021	60,069	59,699	60,065	1.0%
Associations, Inc.(4)(6)(24)	First lien senior secured revolving loan	L + 6.00%	7/30/2024	11,543	11,469	11,543	0.2%
Dodge Data & Analytics LLC(4)(9)(24)	First lien senior secured loan	P + 6.50%	4/14/2026	32,725	32,092	32,070	0.5%
Dodge Data & Analytics LLC(4)(16)(18)(24)	First lien senior secured revolving loan	L + 7.50%	4/14/2026	-	(36)	(38)	—%
REALPAGE, INC.(4)(5)(24)	Second lien senior secured loan	L + 6.50%	4/23/2029	34,500	33,993	33,983	0.6%
Reef Global, Inc. (fka Cheese Acquisition, LLC)(4)(7)(24)	First lien senior secured loan	L + 6.00% (incl. 1.25% PIK)	11/28/2024	134,373	133,369	128,326	2.2%
Imperial Parking Canada(4)(8)(24)	First lien senior secured loan	C + 6.00% (incl. 1.25% PIK)	11/28/2024	28,528	26,618	27,244	0.5%
Reef Global, Inc. (fka Cheese Acquisition, LLC)(4)(5)(16)(24)	First lien senior secured revolving loan	L + 4.75%	11/28/2023	10,987	10,937	10,251	0.2%
				623,964	616,988	614,683	10.5%

Owl Rock Capital Corporation

Consolidated Schedule of Investments

As of June 30, 2021

(Amounts in thousands, except share amounts)

(Unaudited)

Company(1)(2)(17)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(3)(27)	Fair Value	Percentage of Net Assets
Business services
Access CIG, LLC(4)(5)(24)	Second lien senior secured loan	L + 7.75%	2/27/2026	58,760	58,300	58,319	1.0%
CIBT Global, Inc.(4)(9)(24)	First lien senior secured loan	P + 4.25% (incl. 3.25% PIK)	6/3/2024	841	614	614	—%
CIBT Global, Inc.(4)(6)(24)(29)	Second lien senior secured loan	L + 7.75% (incl. 6.75% PIK)	12/1/2025	63,678	26,745	26,745	0.5%
ConnectWise, LLC(4)(5)(24)	First lien senior secured loan	L + 5.25%	2/28/2025	177,747	176,259	177,747	3.0%
ConnectWise, LLC(4)(5)(16)(24)	First lien senior secured revolving loan	L + 5.25%	2/28/2025	1,250	1,094	1,250	—%
Entertainment Benefits Group, LLC(4)(6)(24)	First lien senior secured loan	L + 8.25% (incl. 2.50% PIK)	9/30/2025	82,411	81,512	74,994	1.3%
Entertainment Benefits Group, LLC(4)(6)(16)(24)	First lien senior secured revolving loan	L + 8.25% (incl. 2.50% PIK)	9/30/2024	9,896	9,788	8,888	0.2%
Hercules Borrower, LLC (dba The Vincit Group)(4)(6)(24)	First lien senior secured loan	L + 6.50%	12/15/2026	179,593	177,096	178,246	3.1%
Hercules Borrower, LLC (dba The Vincit Group)(4)(16)(18)(24)	First lien senior secured revolving loan	L + 6.50%	12/15/2026	-	(285)	(157)	—%
Hercules Buyer, LLC (dba The Vincit Group)(24)(26)(30)	Unsecured notes	0.48% PIK	12/14/2029	5,112	5,112	5,112	0.1%
Vestcom Parent Holdings, Inc.(4)(5)(24)	Second lien senior secured loan	L + 8.00%	12/19/2024	78,987	78,392	78,987	1.4%
				658,275	614,627	610,745	10.6%
Chemicals
Aruba Investments Holdings LLC (dba Angus Chemical Company)(4)(7)(24)	Second lien senior secured loan	L + 7.75%	11/24/2028	10,000	9,860	9,950	0.2%
Douglas Products and Packaging Company LLC(4)(6)(24)	First lien senior secured loan	L + 5.75%	10/19/2022	97,436	97,139	96,219	1.6%
Douglas Products and Packaging Company LLC(4)(9)(16)(24)	First lien senior secured revolving loan	P + 4.75%	10/19/2022	6,964	6,943	6,850	0.1%
Gaylord Chemical Company, L.L.C(4)(6)(24)	First lien senior secured loan	L + 6.00%	3/30/2027	153,414	151,933	151,880	2.6%
Gaylord Chemical Company, L.L.C(4)(16)(18)(24)	First lien senior secured revolving loan	L + 6.00%	3/30/2026	-	(125)	(132)	—%
Innovative Water Care Global Corporation(4)(6)(24)	First lien senior secured loan	L + 5.00%	2/27/2026	146,625	139,174	142,226	2.4%
Velocity HoldCo III Inc. (dba Velocity EHS)(4)(6)(24)	First lien senior secured loan	L + 5.75%	4/22/2027	22,327	21,838	21,825	0.4%
Velocity HoldCo III Inc. (dba Velocity EHS)(4)(16)(18)(24)	First lien senior secured revolving loan	L + 5.75%	4/22/2026	-	(29)	(30)	—%
				436,766	426,733	428,788	7.3%

Owl Rock Capital Corporation

Consolidated Schedule of Investments

As of June 30, 2021

(Amounts in thousands, except share amounts)

(Unaudited)

Company(1)(2)(17)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(3)(27)	Fair Value	Percentage of Net Assets
Consumer products
Conair Holdings, LLC(4)(6)(24)	Second lien senior secured loan	L + 7.50%	5/17/2029	187,500	186,109	186,094	3.2%
Feradyne Outdoors, LLC(4)(6)(24)	First lien senior secured loan	L + 6.25%	5/25/2023	88,400	88,013	88,400	1.5%
WU Holdco, Inc. (dba Weiman Products, LLC)(4)(6)(24)	First lien senior secured loan	L + 5.25%	3/26/2026	215,216	211,793	214,678	3.7%
WU Holdco, Inc. (dba Weiman Products, LLC)(4)(16)(18)(19)(24)	First lien senior secured delayed draw term loan	L + 5.25%	5/21/2022	-	(145)	-	—%
WU Holdco, Inc. (dba Weiman Products, LLC)(4)(6)(16)(24)	First lien senior secured revolving loan	L + 5.25%	3/26/2025	8,066	7,797	8,018	0.1%
				499,182	493,567	497,190	8.5%
Containers and packaging
Pregis Topco LLC(4)(5)(22)(24)	First lien senior secured loan	L + 4.00%	7/31/2026	859	818	858	—%
Pregis Topco LLC(4)(5)(24)	Second lien senior secured loan	L + 8.00%	7/30/2027	215,033	211,448	215,033	3.7%
				215,892	212,266	215,891	3.7%
Distribution
ABB/Con-cise Optical Group LLC(4)(7)	First lien senior secured loan	L + 5.00%	6/15/2023	75,225	74,766	72,216	1.2%
ABB/Con-cise Optical Group LLC(4)(7)	Second lien senior secured loan	L + 9.00%	6/17/2024	25,000	24,653	23,250	0.4%
Aramsco, Inc.(4)(5)(24)	First lien senior secured loan	L + 5.25%	8/28/2024	56,188	55,391	56,188	1.0%
Aramsco, Inc.(4)(16)(18)(24)	First lien senior secured revolving loan	L + 5.25%	8/28/2024	-	(110)	-	—%
Endries Acquisition, Inc.(4)(7)(24)	First lien senior secured loan	L + 6.25%	12/10/2025	201,191	198,771	199,178	3.4%
Endries Acquisition, Inc.(4)(16)(18)(24)	First lien senior secured revolving loan	L + 6.25%	12/10/2024	-	(271)	(270)	—%
Individual Foodservice Holdings, LLC(4)(7)(24)	First lien senior secured loan	L + 6.25%	11/22/2025	141,578	139,295	140,516	2.4%
Individual Foodservice Holdings, LLC(4)(7)(16)(19)(24)	First lien senior secured delayed draw term loan	L + 6.25%	6/30/2022	13,629	13,075	13,365	0.2%
Individual Foodservice Holdings, LLC(4)(5)(16)(24)	First lien senior secured revolving loan	L + 6.25%	11/22/2024	1,917	1,601	1,755	—%
JM Swank, LLC(4)(6)	First lien senior secured loan	L + 7.50%	7/25/2022	114,362	113,810	114,362	2.0%

Owl Rock Capital Corporation

Consolidated Schedule of Investments

As of June 30, 2021

(Amounts in thousands, except share amounts)

(Unaudited)

Company(1)(2)(17)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(3)(27)	Fair Value	Percentage of Net Assets
Offen, Inc.(4)(5)(24)	First lien senior secured loan	L + 5.00%	6/22/2026	19,682	19,535	19,387	0.3%
QC Supply, LLC(4)(5)(29)	First lien senior secured loan	L + 7.00% (incl. 1.00% PIK)	12/29/2022	34,484	34,199	24,829	0.4%
QC Supply, LLC(4)(5)(16)(29)	First lien senior secured revolving loan	L + 7.00%	12/29/2021	3,819	3,804	2,427	—%
				687,075	678,519	667,203	11.3%
Education
Instructure, Inc.(4)(5)(24)	First lien senior secured loan	L + 5.50%	3/24/2026	79,461	78,361	79,461	1.4%
Instructure, Inc.(4)(16)(18)(24)	First lien senior secured revolving loan	L + 5.50%	3/24/2026	-	(55)	-	—%
Learning Care Group (US) No. 2 Inc.(4)(7)(24)	Second lien senior secured loan	L + 7.50%	3/13/2026	26,967	26,634	25,821	0.4%
Pluralsight, LLC(4)(7)(24)	First lien senior secured loan	L + 8.00%	4/6/2027	73,265	72,554	72,386	1.2%
Pluralsight, LLC(4)(16)(18)(24)	First lien senior secured revolving loan	L + 8.00%	4/6/2027	-	(60)	(75)	—%
Severin Acquisition, LLC (dba PowerSchool)(4)(5)(24)	Second lien senior secured loan	L + 6.75%	8/3/2026	87,000	86,492	87,000	1.5%
TSB Purchaser, Inc. (dba Teaching Strategies, Inc.)(4)(6)(24)	First lien senior secured loan	L + 6.00%	5/14/2024	61,266	60,448	61,112	1.0%
TSB Purchaser, Inc. (dba Teaching Strategies, Inc.)(4)(16)(18)(24)	First lien senior secured revolving loan	L + 6.00%	5/14/2024	-	(51)	(11)	—%
				327,959	324,323	325,694	5.5%
Energy equipment and services
Liberty Oilfield Services LLC(4)(5)(20)(24)	First lien senior secured loan	L + 7.63%	9/19/2022	13,648	13,577	13,648	0.2%
				13,648	13,577	13,648	0.2%
Financial services
AxiomSL Group, Inc.(4)(6)(24)	First lien senior secured loan	L + 6.50%	12/3/2027	78,266	77,167	77,875	1.3%
AxiomSL Group, Inc.(4)(16)(18)(24)	First lien senior secured revolving loan	L + 6.50%	12/3/2025	-	(124)	(47)	—%
Blackhawk Network Holdings, Inc.(4)(5)(24)	Second lien senior secured loan	L + 7.00%	6/15/2026	106,400	105,703	105,336	1.8%

Owl Rock Capital Corporation

Consolidated Schedule of Investments

As of June 30, 2021

(Amounts in thousands, except share amounts)

(Unaudited)

Company(1)(2)(17)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(3)(27)	Fair Value	Percentage of Net Assets
Blend Labs, Inc.(4)(6)(24)	First lien senior secured loan	L + 7.50%	7/1/2026	67,500	65,850	65,948	1.1%
Blend Labs, Inc.(4)(16)(18)(24)	First lien senior secured revolving loan	L + 7.50%	7/1/2026	-	(75)	(173)	—%
Hg Genesis 8 Sumoco Limited(4)(12)(20)(24)	Unsecured facility	G + 6.00% PIK	8/28/2025	45,980	43,915	46,785	0.8%
Hg Saturn Luchaco Limited(4)(12)(20)(24)	Unsecured facility	G + 7.50% PIK	3/30/2026	131,238	130,219	132,222	2.3%
NMI Acquisitionco, Inc. (dba Network Merchants)(4)(5)(24)	First lien senior secured loan	L + 5.50%	9/6/2023	35,498	35,114	35,320	0.6%
NMI Acquisitionco, Inc. (dba Network Merchants)(4)(16)(18)(24)	First lien senior secured revolving loan	L + 5.50%	9/6/2023	-	(5)	(3)	—%
				464,882	457,764	463,263	7.9%
Food and beverage
BP Veraison Holdings, LLC (dba Sun World)(4)(6)(24)	First lien senior secured loan	L + 5.75%	5/12/2027	69,730	68,878	68,858	1.2%
BP Veraison Holdings, LLC (dba Sun World)(4)(16)(18)(19)(24)	First lien senior secured delayed draw term loan	L + 5.75%	5/12/2023	-	(35)	(36)	—%
BP Veraison Holdings, LLC (dba Sun World)(4)(16)(18)(24)	First lien senior secured revolving loan	L + 5.75%	5/12/2027	-	(106)	(109)	—%
H-Food Holdings, LLC(4)(5)(24)	Second lien senior secured loan	L + 7.00%	3/2/2026	121,800	119,725	121,800	2.1%
Hometown Food Company(4)(5)(24)	First lien senior secured loan	L + 5.00%	8/31/2023	19,968	19,780	19,968	0.3%
Hometown Food Company(4)(16)(18)(24)	First lien senior secured revolving loan	L + 5.00%	8/31/2023	-	(37)	-	—%
Manna Development Group, LLC(4)(5)(24)	First lien senior secured loan	L + 6.75%	10/24/2022	51,150	50,907	50,639	0.9%
Manna Development Group, LLC(4)(5)(24)	First lien senior secured revolving loan	L + 6.75%	10/24/2022	3,103	3,067	3,072	0.1%
Nellson Nutraceutical, LLC(4)(6)(24)	First lien senior secured loan	L + 5.25%	12/23/2023	27,425	26,565	26,740	0.5%
Nutraceutical International Corporation(4)(5)(24)	First lien senior secured loan	L + 7.00%	9/30/2026	214,539	211,656	213,466	3.7%
Nutraceutical International Corporation(4)(16)(18)(24)	First lien senior secured revolving loan	L + 7.00%	9/30/2025	-	(173)	(68)	—%
Recipe Acquisition Corp. (dba Roland Corporation)(4)(6)	Second lien senior secured loan	L + 9.00%	12/1/2022	32,000	31,826	25,920	0.4%

Owl Rock Capital Corporation

Consolidated Schedule of Investments

As of June 30, 2021

(Amounts in thousands, except share amounts)

(Unaudited)

Company(1)(2)(17)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(3)(27)	Fair Value	Percentage of Net Assets
Sara Lee Frozen Bakery, LLC (fka KSLB Holdings, LLC)(4)(5)(24)	First lien senior secured loan	L + 4.50%	7/30/2025	44,087	43,541	42,213	0.7%
Sara Lee Frozen Bakery, LLC (fka KSLB Holdings, LLC)(4)(5)(16)(24)	First lien senior secured revolving loan	L + 4.50%	7/30/2023	8,039	7,957	7,657	0.1%
Shearer's Foods, LLC(4)(5)(24)	Second lien senior secured loan	L + 7.75%	9/22/2028	120,000	118,883	120,000	2.1%
Sovos Brands Intermediate, Inc.(4)(6)(24)	Second lien senior secured loan	L + 8.00%	6/8/2029	56,000	55,443	55,440	0.9%
Tall Tree Foods, Inc.(4)(5)	First lien senior secured loan	L + 7.25%	8/12/2022	47,984	47,884	48,344	0.8%
Ultimate Baked Goods Midco, LLC(4)(5)(24)	First lien senior secured loan	L + 4.00%	8/11/2025	26,325	25,950	26,325	0.5%
Ultimate Baked Goods Midco, LLC(4)(5)(16)(24)	First lien senior secured revolving loan	L + 4.00%	8/9/2023	1,398	1,349	1,398	—%
				843,548	833,060	831,627	14.3%
Healthcare equipment and services
Nelipak Holding Company(4)(6)(24)	First lien senior secured loan	L + 4.25%	7/2/2026	47,280	46,565	46,333	0.8%
Nelipak Holding Company(4)(6)(16)(24)	First lien senior secured revolving loan	L + 4.25%	7/2/2024	4,422	4,333	4,275	0.1%
Nelipak Holding Company(4)(16)(18)(24)	First lien senior secured revolving loan	L + 4.50%	7/2/2024	-	(276)	(157)	—%
Nelipak Holding Company(4)(6)(24)	Second lien senior secured loan	L + 8.25%	7/2/2027	67,006	66,185	65,666	1.1%
Nelipak Holding Company(4)(10)(24)	Second lien senior secured loan	E + 8.50%	7/2/2027	71,273	66,440	69,135	1.2%
Packaging Coordinators Midco, Inc.(4)(7)(24)	Second lien senior secured loan	L + 8.00%	11/30/2028	195,044	191,343	192,605	3.3%
Patriot Acquisition TopCo S.A.R.L (dba Corza Health, Inc.)(4)(7)(24)	First lien senior secured loan	L + 6.75%	1/29/2028	132,144	129,944	130,163	2.2%
Patriot Acquisition TopCo S.A.R.L (dba Corza Health, Inc.)(4)(16)(18)(24)	First lien senior secured revolving loan	L + 6.75%	1/29/2026	-	(257)	(203)	—%
				517,169	504,277	507,817	8.7%
Healthcare providers and services
Barracuda Dental LLC (dba National Dentex)(4)(6)(24)	First lien senior secured loan	L + 7.00%	10/27/2025	101,441	99,881	100,428	1.7%
Barracuda Dental LLC (dba National Dentex)(4)(16)(18)(19)(24)	First lien senior secured delayed draw term loan	L + 7.00%	3/31/2022	-	(18)	-	—%
Barracuda Dental LLC (dba National Dentex)(4)(6)(16)(24)	First lien senior secured revolving loan	L + 7.00%	10/27/2025	1,405	1,260	1,311	—%

Owl Rock Capital Corporation

Consolidated Schedule of Investments

As of June 30, 2021

(Amounts in thousands, except share amounts)

(Unaudited)

Company(1)(2)(17)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(3)(27)	Fair Value	Percentage of Net Assets
Confluent Health, LLC.(4)(5)(24)	First lien senior secured loan	L + 5.00%	6/24/2026	17,640	17,511	17,464	0.3%
GI CCLS Acquisition LLC (fka GI Chill Acquisition LLC)(4)(6)(24)	Second lien senior secured loan	L + 7.50%	8/6/2026	135,400	134,433	134,723	2.3%
KS Management Services, L.L.C.(4)(5)(24)	First lien senior secured loan	L + 4.25%	1/9/2026	123,125	121,920	123,125	2.1%
Premier Imaging, LLC (dba LucidHealth)(4)(5)(24)	First lien senior secured loan	L + 5.75%	1/2/2025	42,998	42,445	42,568	0.7%
Quva Pharma, Inc.(4)(5)(24)	First lien senior secured loan	L + 5.50%	4/12/2028	40,000	38,830	38,800	0.7%
Quva Pharma, Inc.(4)(16)(18)(24)	First lien senior secured revolving loan	L + 5.50%	4/10/2026	-	(115)	(120)	—%
Refresh Parent Holdings, Inc.(4)(6)(24)	First lien senior secured loan	L + 6.50%	12/9/2026	89,422	88,183	88,529	1.5%
Refresh Parent Holdings, Inc.(4)(6)(16)(19)(24)	First lien senior secured delayed draw term loan	L + 6.50%	6/9/2022	21,157	20,749	20,863	0.4%
Refresh Parent Holdings, Inc.(4)(16)(18)(24)	First lien senior secured revolving loan	L + 6.50%	12/9/2026	-	(147)	(108)	—%
TC Holdings, LLC (dba TrialCard)(4)(6)(24)	First lien senior secured loan	L + 4.50%	11/14/2023	82,897	82,149	82,897	1.4%
TC Holdings, LLC (dba TrialCard)(4)(16)(18)(24)	First lien senior secured revolving loan	L + 4.50%	11/14/2022	-	(43)	-	—%
				655,485	647,038	650,480	11.1%
Healthcare technology
Bracket Intermediate Holding Corp.(4)(6)(24)	First lien senior secured loan	L + 4.25%	9/5/2025	518	486	517	—%
Bracket Intermediate Holding Corp.(4)(6)(24)	Second lien senior secured loan	L + 8.13%	9/7/2026	26,250	25,866	26,053	0.4%
Definitive Healthcare Holdings, LLC(4)(6)(24)	First lien senior secured loan	L + 5.25%	7/16/2026	169,435	168,171	169,435	2.9%
Definitive Healthcare Holdings, LLC(4)(6)(16)(19)(24)	First lien senior secured delayed draw term loan	L + 5.25%	7/16/2021	6,689	6,460	6,689	0.1%
Definitive Healthcare Holdings, LLC(4)(16)(18)(24)	First lien senior secured revolving loan	L + 5.25%	7/16/2024	-	(57)	-	—%
Intelerad Medical Systems Incorporated (fka 11849573 Canada Inc.)(4)(6)(20)(24)	First lien senior secured loan	L + 6.25%	2/20/2026	90,540	89,579	89,636	1.5%
Intelerad Medical Systems Incorporated (fka 11849573 Canada Inc.)(4)(6)(16)(19)(20)(24)	First lien senior secured delayed draw term loan	L + 6.25%	8/16/2021	4,000	3,928	3,938	0.1%
Intelerad Medical Systems Incorporated (fka 11849573 Canada Inc.)(4)(6)(16)(20)(24)	First lien senior secured revolving loan	L + 6.25%	2/20/2026	1,126	1,071	1,070	—%

Owl Rock Capital Corporation

Consolidated Schedule of Investments

As of June 30, 2021

(Amounts in thousands, except share amounts)

(Unaudited)

Company(1)(2)(17)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(3)(27)	Fair Value	Percentage of Net Assets
Interoperability Bidco, Inc.(4)(7)(24)	First lien senior secured loan	L + 5.75%	6/25/2026	75,656	74,937	74,143	1.3%
Interoperability Bidco, Inc.(4)(16)(18)(24)	First lien senior secured revolving loan	L + 5.75%	6/25/2024	-	(30)	(80)	—%
				374,214	370,411	371,401	6.3%
Household products
HGH Purchaser, Inc. (dba Horizon Services)(4)(6)(24)	First lien senior secured loan	L + 6.25%	11/3/2025	108,781	107,303	107,635	1.8%
HGH Purchaser, Inc. (dba Horizon Services)(4)(6)(16)(19)(24)	First lien senior secured delayed draw term loan	L + 6.25%	2/10/2023	1,858	1,663	1,621	—%
HGH Purchaser, Inc. (dba Horizon Services)(4)(6)(16)(24)	First lien senior secured revolving loan	L + 6.25%	11/3/2025	972	867	851	—%
Walker Edison Furniture Company LLC(4)(6)(24)	First lien senior secured loan	L + 5.75%	3/31/2027	109,725	108,095	108,627	1.9%
				221,336	217,928	218,734	3.7%
Human resource support services
The Ultimate Software Group, Inc.(4)(6)(24)	Second lien senior secured loan	L + 6.75%	5/3/2027	1,592	1,579	1,624	—%
				1,592	1,579	1,624	—%
Infrastructure and environmental services
FR Arsenal Holdings II Corp. (dba Applied-Cleveland Holdings, Inc.)(4)(7)	First lien senior secured loan	L + 7.50%	9/8/2022	120,077	119,746	114,673	2.0%
LineStar Integrity Services LLC(4)(7)(24)	First lien senior secured loan	L + 7.25%	2/12/2024	88,398	87,785	76,022	1.3%
				208,475	207,531	190,695	3.3%
Insurance
Ardonagh Midco 3 PLC(4)(11)(20)(24)	First lien senior secured loan	E + 7.71% (incl. 2.27% PIK)	7/14/2026	10,710	9,868	10,710	0.2%
Ardonagh Midco 3 PLC(4)(12)(20)(24)	First lien senior secured loan	G + 7.71% (incl. 2.27% PIK)	7/14/2026	118,510	105,233	118,510	2.0%
Ardonagh Midco 2 PLC(20)(24)(26)	Unsecured notes	12.75% PIK	1/15/2027	9,896	9,815	10,809	0.2%

Owl Rock Capital Corporation

Consolidated Schedule of Investments

As of June 30, 2021

(Amounts in thousands, except share amounts)

(Unaudited)

Company(1)(2)(17)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(3)(27)	Fair Value	Percentage of Net Assets
Evolution BuyerCo, Inc. (dba SIAA)(4)(6)(24)	First lien senior secured loan	L + 6.25%	4/28/2028	122,088	120,383	120,354	2.1%
Evolution BuyerCo, Inc. (dba SIAA)(4)(16)(18)(19)(24)	First lien senior secured delayed draw term loan	L + 6.25%	4/30/2023	-	(44)	(45)	—%
Evolution BuyerCo, Inc. (dba SIAA)(4)(16)(18)(24)	First lien senior secured revolving loan	L + 6.25%	4/30/2027	-	(148)	(152)	—%
Integrity Marketing Acquisition, LLC(4)(7)(24)	First lien senior secured loan	L + 5.50%	8/27/2025	219,992	217,237	218,893	3.7%
Integrity Marketing Acquisition, LLC(4)(16)(18)(24)	First lien senior secured revolving loan	L + 5.50%	8/27/2025	-	(154)	(74)	—%
KWOR Acquisition, Inc. (dba Alacrity Solutions)(4)(5)(24)	First lien senior secured loan	L + 4.00%	6/3/2026	22,262	21,729	21,872	0.4%
KWOR Acquisition, Inc. (dba Alacrity Solutions)(4)(16)(18)(24)	First lien senior secured revolving loan	L + 3.25%	6/3/2024	-	(68)	(91)	—%
KWOR Acquisition, Inc. (dba Alacrity Solutions)(4)(5)(24)	Second lien senior secured loan	L + 7.75%	12/3/2026	62,000	61,241	61,380	1.1%
Norvax, LLC (dba GoHealth)(4)(6)(24)	First lien senior secured loan	L + 6.50%	9/15/2025	77,770	75,264	78,159	1.3%
Norvax, LLC (dba GoHealth)(4)(16)(18)(24)	First lien senior secured revolving loan	L + 6.50%	9/13/2024	-	(118)	-	—%
Peter C. Foy & Associated Insurance Services, LLC(4)(7)(24)	First lien senior secured loan	L + 6.50%	3/31/2026	174,010	171,761	174,010	3.0%
Peter C. Foy & Associated Insurance Services, LLC(4)(7)(16)(19)(24)	First lien senior secured delayed draw term loan	L + 6.50%	9/12/2022	9,613	9,372	9,613	0.2%
Peter C. Foy & Associated Insurance Services, LLC(4)(7)(16)(24)	First lien senior secured revolving loan	L + 6.50%	3/31/2026	2,551	2,442	2,551	—%
RSC Acquisition, Inc (dba Risk Strategies)(4)(6)(24)	First lien senior secured loan	L + 5.50%	10/30/2026	29,269	28,799	28,976	0.5%
RSC Acquisition, Inc (dba Risk Strategies)(4)(6)(16)(24)	First lien senior secured revolving loan	L + 5.50%	10/30/2026	327	312	317	—%
THG Acquisition, LLC (dba Hilb)(4)(6)(24)	First lien senior secured loan	L + 5.75%	12/2/2026	98,240	96,171	96,878	1.7%
THG Acquisition, LLC (dba Hilb)(4)(6)(16)(19)	First lien senior secured delayed draw term loan	L + 5.75%	12/2/2021	6,275	5,775	6,212	0.1%
THG Acquisition, LLC (dba Hilb)(4)(16)(18)(24)	First lien senior secured revolving loan	L + 5.75%	12/2/2025	-	(170)	(129)	—%
				963,513	934,700	958,753	16.5%

Owl Rock Capital Corporation

Consolidated Schedule of Investments

As of June 30, 2021

(Amounts in thousands, except share amounts)

(Unaudited)

Company(1)(2)(17)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(3)(27)	Fair Value	Percentage of Net Assets
Internet software and services
3ES Innovation Inc. (dba Aucerna)(4)(6)(20)(24)	First lien senior secured loan	L + 6.75%	5/13/2025	61,572	60,958	60,802	1.0%
3ES Innovation Inc. (dba Aucerna)(4)(16)(18)(20)(24)	First lien senior secured revolving loan	L + 6.75%	5/13/2025	-	(31)	(49)	—%
Accela, Inc.(4)(5)	First lien senior secured loan	L + 4.94% (incl. 1.69% PIK)	9/28/2023	22,277	22,096	22,277	0.4%
Accela, Inc.(4)(16)	First lien senior secured revolving loan	L + 7.00%	9/28/2023	-	-	-	—%
Apptio, Inc.(4)(7)(24)	First lien senior secured loan	L + 7.25%	1/10/2025	50,916	50,075	50,916	0.9%
Apptio, Inc.(4)(7)(16)(24)	First lien senior secured revolving loan	L + 7.25%	1/10/2025	1,112	1,079	1,112	—%
BCPE Nucleon (DE) SPV, LP(4)(7)(24)	First lien senior secured loan	L + 7.00%	9/24/2026	189,778	187,147	188,354	3.2%
BCTO BSI Buyer, Inc. (dba Buildertrend)(4)(6)(24)	First lien senior secured loan	L + 7.00%	12/23/2026	44,643	44,227	44,420	0.8%
BCTO BSI Buyer, Inc. (dba Buildertrend)(4)(16)(18)(24)	First lien senior secured revolving loan	L + 7.00%	12/23/2026	-	(49)	(27)	—%
Centrify Corporation(4)(6)(24)	First lien senior secured loan	L + 6.00%	3/2/2028	67,239	65,613	65,558	1.1%
Centrify Corporation(4)(16)(18)(24)	First lien senior secured revolving loan	L + 6.00%	3/2/2027	-	(190)	(170)	—%
Delta TopCo, Inc. (dba Infoblox, Inc.)(4)(7)(24)	Second lien senior secured loan	L + 7.25%	12/1/2028	15,000	14,930	15,000	0.3%
Forescout Technologies, Inc.(4)(6)(24)	First lien senior secured loan	L + 9.50% (incl. 9.50% PIK)	8/17/2026	52,243	51,494	51,982	0.9%
Forescout Technologies, Inc.(4)(16)(18)(24)	First lien senior secured revolving loan	L + 8.50%	8/18/2025	-	(77)	(27)	—%
Genesis Acquisition Co. (dba Procare Software)(4)(6)(24)	First lien senior secured loan	L + 4.00%	7/31/2024	18,222	18,022	17,539	0.3%
Genesis Acquisition Co. (dba Procare Software)(4)(6)(24)	First lien senior secured revolving loan	L + 4.00%	7/31/2024	2,637	2,610	2,538	—%
Granicus, Inc.(4)(5)(24)	First lien senior secured loan	L + 6.25%	1/29/2027	13,041	12,743	12,780	0.2%
Granicus, Inc.(4)(16)(18)(19)(24)	First lien senior secured delayed draw term loan	L + 6.25%	1/30/2023	-	(33)	(32)	—%
Granicus, Inc.(4)(16)(18)(24)	First lien senior secured revolving loan	L + 6.25%	1/29/2027	-	(27)	(24)	—%

Owl Rock Capital Corporation

Consolidated Schedule of Investments

As of June 30, 2021

(Amounts in thousands, except share amounts)

(Unaudited)

Company(1)(2)(17)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(3)(27)	Fair Value	Percentage of Net Assets
H&F Opportunities LUX III S.À R.L (dba Checkmarx)(4)(7)(20)(24)	First lien senior secured loan	L + 7.50%	4/16/2026	51,567	50,277	51,567	0.9%
H&F Opportunities LUX III S.À R.L (dba Checkmarx)(4)(16)(18)(20)(24)	First lien senior secured revolving loan	L + 7.50%	4/16/2026	-	(389)	-	—%
Hyland Software, Inc.(4)(5)(24)	Second lien senior secured loan	L + 6.25%	7/7/2025	35,095	35,080	35,211	0.6%
IQN Holding Corp. (dba Beeline)(4)(7)(24)	First lien senior secured loan	L + 5.50%	8/20/2024	188,984	187,352	188,984	3.2%
IQN Holding Corp. (dba Beeline)(4)(16)(18)(24)	First lien senior secured revolving loan	L + 5.50%	8/21/2023	-	(145)	-	—%
Litera Bidco LLC(4)(5)(24)	First lien senior secured loan	L + 5.88%	5/29/2026	136,296	134,739	136,296	2.3%
Litera Bidco LLC(4)(5)(16)(19)(24)	First lien senior secured delayed draw term loan	L + 6.00%	10/29/2022	2,008	1,946	2,008	—%
Litera Bidco LLC(4)(16)(18)(24)	First lien senior secured revolving loan	L + 5.75%	5/30/2025	-	(50)	-	—%
MessageBird BidCo B.V.(4)(6)(20)(24)	First lien senior secured loan	L + 6.75%	5/6/2027	77,000	75,331	75,283	1.3%
MINDBODY, Inc.(4)(7)(24)	First lien senior secured loan	L + 8.50% (incl. 1.50% PIK)	2/14/2025	58,629	58,248	55,844	1.0%
MINDBODY, Inc.(4)(16)(18)(24)	First lien senior secured revolving loan	L + 7.00%	2/14/2025	-	(37)	(288)	—%
Thunder Purchaser, Inc. (dba Vector Solutions)(4)(6)(24)	First lien senior secured loan	L + 5.75%	6/30/2028	41,518	41,103	41,103	0.7%
Thunder Purchaser, Inc. (dba Vector Solutions)(4)(16)(19)(24)	First lien senior secured delayed draw term loan	L + 5.75%	6/30/2023	-	-	-	—%
Thunder Purchaser, Inc. (dba Vector Solutions)(4)(16)(18)(24)	First lien senior secured revolving loan	L + 5.75%	6/30/2027	-	(38)	(38)	—%
Trader Interactive, LLC (fka Dominion Web Solutions, LLC)(4)(5)(24)	First lien senior secured loan	L + 6.00%	6/17/2024	131,880	130,964	131,550	2.3%
Trader Interactive, LLC (fka Dominion Web Solutions, LLC)(4)(16)(18)(24)	First lien senior secured revolving loan	L + 6.00%	6/15/2023	-	(32)	(16)	—%
				1,261,657	1,244,936	1,250,453	21.4%
Leisure and entertainment
Troon Golf, L.L.C.(4)(6)(15)(24)	First lien senior secured term loan A and B	L + 5.50% (TLA: L + 3.5%; TLB: L + 5.98%)	3/29/2025	213,248	211,279	213,248	3.7%
Troon Golf, L.L.C.(4)(16)(18)(24)	First lien senior secured revolving loan	L + 5.50%	3/29/2025	-	(81)	-	—%
				213,248	211,198	213,248	3.7%

Owl Rock Capital Corporation

Consolidated Schedule of Investments

As of June 30, 2021

(Amounts in thousands, except share amounts)

(Unaudited)

Company(1)(2)(17)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(3)(27)	Fair Value	Percentage of Net Assets
Manufacturing
Gloves Buyer, Inc. (dba Protective Industrial Products)(4)(5)(24)	Second lien senior secured loan	L + 8.25%	12/29/2028	29,250	28,551	28,811	0.5%
Ideal Tridon Holdings, Inc.(4)(6)(24)	First lien senior secured loan	L + 5.75%	7/31/2024	53,259	52,798	52,860	0.9%
Ideal Tridon Holdings, Inc.(4)(16)(18)(24)	First lien senior secured revolving loan	L + 5.75%	7/31/2023	-	(30)	(43)	—%
MHE Intermediate Holdings, LLC (dba Material Handling Services)(4)(6)(24)	First lien senior secured loan	L + 5.00%	3/8/2024	23,622	23,492	23,386	0.4%
PHM Netherlands Midco B.V. (dba Loparex)(4)(6)(24)	First lien senior secured loan	L + 4.50%	7/31/2026	790	737	786	—%
PHM Netherlands Midco B.V. (dba Loparex)(4)(5)(24)	Second lien senior secured loan	L + 8.75%	8/2/2027	112,000	105,508	109,480	1.9%
Professional Plumbing Group, Inc.(4)(6)(24)	First lien senior secured loan	L + 6.75%	4/16/2024	51,416	51,054	49,102	0.8%
Professional Plumbing Group, Inc.(4)(6)(16)(24)	First lien senior secured revolving loan	L + 6.75%	4/16/2023	6,643	6,610	6,085	0.1%
Safety Products/JHC Acquisition Corp. (dba Justrite Safety Group)(4)(5)(24)	First lien senior secured loan	L + 4.50%	6/28/2026	13,995	13,890	12,875	0.2%
Sonny's Enterprises LLC(4)(6)(24)	First lien senior secured loan	L + 7.00%	8/5/2026	161,281	158,450	161,280	2.8%
Sonny's Enterprises LLC(4)(6)(16)(19)(24)	First lien senior secured delayed draw term loan	L + 7.00%	4/30/2022	66,648	65,455	66,648	1.1%
Sonny's Enterprises LLC(4)(16)(18)(24)	First lien senior secured revolving loan	L + 7.00%	8/5/2025	-	(294)	-	—%
				518,904	506,221	511,270	8.7%
Oil and gas
Black Mountain Sand Eagle Ford LLC(4)(6)(24)	First lien senior secured loan	L + 8.25%	8/17/2022	44,745	44,613	41,390	0.7%
Project Power Buyer, LLC (dba PEC-Veriforce)(4)(6)(24)	First lien senior secured loan	L + 6.25%	5/14/2026	45,321	44,851	45,209	0.8%
Project Power Buyer, LLC (dba PEC-Veriforce)(4)(16)(18)(24)	First lien senior secured revolving loan	L + 6.25%	5/14/2025	-	(26)	(8)	—%
Zenith Energy U.S. Logistics Holdings, LLC(4)(6)(24)	First lien senior secured loan	L + 6.00%	12/20/2024	95,365	94,147	94,888	1.6%
				185,431	183,585	181,479	3.1%

Owl Rock Capital Corporation

Consolidated Schedule of Investments

As of June 30, 2021

(Amounts in thousands, except share amounts)

(Unaudited)

Company(1)(2)(17)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(3)(27)	Fair Value	Percentage of Net Assets
Professional services
Amspec Services Inc.(4)(6)(24)	First lien senior secured loan	L + 5.75%	7/2/2024	110,834	109,686	109,172	1.9%
Amspec Services Inc.(4)(9)(16)(24)	First lien senior secured revolving loan	P + 3.75%	7/2/2024	2,353	2,226	2,136	—%
DMT Solutions Global Corporation(4)(6)(24)	First lien senior secured loan	L + 7.50%	7/2/2024	55,485	54,237	54,514	0.9%
GC Agile Holdings Limited (dba Apex Fund Services)(4)(6)(20)(24)	First lien senior secured loan	L + 7.00%	6/15/2025	158,049	156,129	157,655	2.7%
GC Agile Holdings Limited (dba Apex Fund Services)(4)(6)(16)(20)(24)	First lien senior secured revolving loan	L + 7.00%	6/15/2023	5,193	5,063	5,167	0.1%
Gerson Lehrman Group, Inc.(4)(7)(24)	First lien senior secured loan	L + 4.75%	12/12/2024	145,155	144,265	145,155	2.5%
Gerson Lehrman Group, Inc.(4)(16)(18)(24)	First lien senior secured revolving loan	L + 4.75%	12/12/2024	-	(124)	-	—%
Relativity ODA LLC(4)(5)(24)	First lien senior secured loan	L + 7.50% PIK	5/12/2027	73,903	72,823	72,795	1.2%
Relativity ODA LLC(4)(16)(18)(24)	First lien senior secured revolving loan	L + 6.50%	5/12/2027	-	(107)	(110)	—%
				550,972	544,198	546,484	9.3%
Specialty retail
BIG Buyer, LLC(4)(7)(24)	First lien senior secured loan	L + 6.50%	11/20/2023	60,468	59,653	59,901	1.0%
BIG Buyer, LLC(4)(16)(18)(19)(24)	First lien senior secured delayed draw term loan	L + 6.50%	4/28/2022	-	(87)	(37)	—%
BIG Buyer, LLC(4)(16)(18)(24)	First lien senior secured revolving loan	L + 6.50%	11/20/2023	-	(57)	(38)	—%
EW Holdco, LLC (dba European Wax)(4)(5)(24)	First lien senior secured loan	L + 5.50%	9/25/2024	70,936	70,517	69,340	1.2%
Galls, LLC(4)(6)(24)	First lien senior secured loan	L + 6.75% (incl. 0.50% PIK)	1/31/2025	105,005	104,133	97,655	1.7%
Galls, LLC(4)(6)(16)(24)	First lien senior secured revolving loan	L + 6.75% (incl. 0.50% PIK)	1/31/2024	20,480	20,332	19,001	0.3%
Milan Laser Holdings LLC(4)(6)(24)	First lien senior secured loan	L + 5.00%	4/27/2027	24,422	24,184	24,177	0.4%

Owl Rock Capital Corporation

Consolidated Schedule of Investments

As of June 30, 2021

(Amounts in thousands, except share amounts)

(Unaudited)

Company(1)(2)(17)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(3)(27)	Fair Value	Percentage of Net Assets
Milan Laser Holdings LLC(4)(16)(18)(24)	First lien senior secured revolving loan	L + 5.00%	4/27/2026	-	(20)	(21)	—%
				281,311	278,655	269,978	4.6%
Telecommunications
Park Place Technologies, LLC(4)(5)(24)	First lien senior secured loan	L + 5.00%	11/10/2027	8,978	8,645	8,820	0.2%
				8,978	8,645	8,820	0.2%
Transportation
Lazer Spot G B Holdings, Inc.(4)(6)(24)	First lien senior secured loan	L + 5.75%	12/9/2025	144,797	142,842	144,797	2.5%
Lazer Spot G B Holdings, Inc.(4)(16)(18)(24)	First lien senior secured revolving loan	L + 5.75%	12/9/2025	-	(343)	-	—%
Lytx, Inc.(4)(5)(24)	First lien senior secured loan	L + 6.25%	2/28/2026	53,343	52,604	52,810	0.9%
Lytx, Inc.(4)(5)(16)(19)(24)	First lien senior secured delayed draw term loan	L + 6.25%	2/28/2023	4,639	4,535	4,451	0.1%
Motus, LLC and Runzheimer International LLC(4)(6)(13)(24)	First lien senior secured loan	L + 6.36%	1/17/2024	58,976	58,255	58,976	1.0%
				261,755	257,893	261,034	4.5%
Total non-controlled/non-affiliated portfolio company debt investments				$11,386,182	$11,176,410	$11,166,316	191.0%

Equity Investments
Aerospace and defense
Space Exploration Technologies Corp.(24)(25)(31)	Class A Common Stock	N/A	N/A	1,820	766	764	—%
Space Exploration Technologies Corp.(24)(25)(31)	Class C Common Stock	N/A	N/A	561	236	236	—%
					1,002	1,000	—%
Automotive
Metis HoldCo, Inc. (dba Mavis Tire Express Services)(24)(25)(26)	Series A Convertible Preferred Stock	7.00% PIK	N/A	149,692	146,281	146,138	2.5%
					146,281	146,138	2.5%
Buildings and real estate
Skyline Holdco B, Inc. (dba Dodge Data & Analytics)(24)(25)(31)	Series A Preferred Stock	N/A	N/A	2,182	3,272	3,272	0.1%
					3,272	3,272	0.1%

Owl Rock Capital Corporation

Consolidated Schedule of Investments

As of June 30, 2021

(Amounts in thousands, except share amounts)

(Unaudited)

Company(1)(2)(17)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(3)(27)	Fair Value	Percentage of Net Assets
Business services
Hercules Buyer, LLC (dba The Vincit Group)(24)(25)(30)(31)	Common Units	N/A	N/A	2,190,000	2,192	2,192	—%
					2,192	2,192	—%
Consumer Products
ASP Conair Holdings LP(24)(25)(31)	Class A Units	N/A	N/A	60,714	6,071	6,071	0.1%
					6,071	6,071	0.1%
Financial services
Blend Labs, Inc.(24)(25)(31)	Preferred Stock	N/A	N/A	216,953	1,000	1,000	—%
					1,000	1,000	—%
Food and beverage
H-Food Holdings, LLC(24)(25)(31)	LLC Interest	N/A	N/A	10,875	10,875	13,334	0.2%
					10,875	13,334	0.2%
Healthcare equipment and services
KPCI Holdings, LP(24)(25)(31)	LP Interest	N/A	N/A	25,285	25,285	29,237	0.5%
Patriot Holdings SCSp (dba Corza Health, Inc.)(24)(25)(26)	Class A Units	8.00% PIK	N/A	96,205	7,223	7,223	0.1%
Patriot Holdings SCSp (dba Corza Health, Inc.)(24)(25)(31)	Class B Units	N/A	N/A	6,986	-	-	—%
					32,508	36,460	0.6%
Healthcare providers and services
Restore OMH Intermediate Holdings, Inc.(24)(25)(26)	Senior Preferred Stock	13.00% PIK	N/A	2,453	23,901	23,925	0.4%
					23,901	23,925	0.4%
Insurance
Evolution Parent, LP (dba SIAA)(24)(25)(31)	LP Interest	N/A	N/A	42,838	4,284	4,284	0.1%
Norvax, LLC (dba GoHealth)(24)(31)(32)	Common Stock	N/A	N/A	1,021,885	5,232	11,455	0.2%
PCF Holdco, LLC(16)(24)(25)(31)	Class A Units	N/A	9/30/2021	-	19	-	—%
					9,535	15,739	0.3%
Internet and software services
MessageBird Holding B.V.(20)(24)(25)(31)	Warrants	N/A	N/A	12,289	753	753	—%
Thunder Topco L.P. (dba Vector Solutions)(24)(25)(31)	Common Units	N/A	N/A	3,655,416	3,655	3,655	0.1%
					4,408	4,408	0.1%

Owl Rock Capital Corporation

Consolidated Schedule of Investments

As of June 30, 2021

(Amounts in thousands, except share amounts)

(Unaudited)

Company(1)(2)(17)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(3)(27)	Fair Value	Percentage of Net Assets
Manufacturing
Gloves Holdings, LP (dba Protective Industrial Products)(24)(25)(31)	LP Interest	N/A	N/A	3,250	3,250	3,640	0.1%
Windows Entities(20)(24)(25)(28)	LLC Units	N/A	N/A	31,822	58,495	88,624	1.5%
					61,745	92,264	1.6%
Total non-controlled/non-affiliated portfolio company equity investments					$302,790	$345,803	5.9%
Total non-controlled/non-affiliated portfolio company investments					$11,479,200	$11,512,119	196.9%

Controlled/affiliated portfolio company investments
Debt Investments
Advertising and media
Swipe Acquisition Corporation (dba PLI)(4)(6)(21)(24)	First lien senior secured loan	L + 8.00%	6/29/2024	50,044	49,174	49,293	0.8%
Swipe Acquisition Corporation (dba PLI)(4)(6)(16)(19)(21)(24)	First lien senior secured delayed draw term loan	L + 8.00%	12/31/2021	7,785	7,785	7,468	0.1%
Swipe Acquisition Corporation (dba PLI)(4)(16)(21)(24)	Letter of Credit	L + 8.00%	6/29/2024	-	3	-	—%
				57,829	56,962	56,761	0.9%
Total controlled/affiliated portfolio company debt investments				$57,829	$56,962	$56,761	0.9%

Equity Investments
Advertising and media
New PLI Holdings, LLC(21)(24)(25)(31)	Class A Common Units	N/A	N/A	86,745	48,007	48,007	0.8%
					48,007	48,007	0.8%
Financial services
Wingspire Capital Holdings LLC(16)(21)(23)(25)(31)	LLC Interest	N/A	N/A	123,038	123,038	123,038	2.1%
					123,038	123,038	2.1%
Investment funds and vehicles
ORCC Senior Loan Fund LLC (fka Sebago Lake LLC)(14)(20)(21)(23)(25)	LLC Interest	N/A	N/A	170,088	170,088	166,947	2.9%
					170,088	166,947	2.9%
Total controlled/affiliated portfolio company equity investments					$341,133	$337,992	5.8%
Total controlled/affiliated portfolio company investments					$398,095	$394,753	6.7%
Total Investments					$11,877,295	$11,906,872	203.6%

Owl Rock Capital Corporation

Consolidated Schedule of Investments

As of June 30, 2021

(Amounts in thousands, except share amounts)

(Unaudited)

	Interest Rate Swaps as of June 30, 2021
	Company Receives	Company Pays	Maturity Date	Notional Amount	Hedged Instrument	Footnote Reference
Interest rate swap	4.75%	L + 2.545%	12/21/2021	$150,000	2023 Notes	Note 6
Interest rate swap	5.25%	L + 2.937%	4/10/2024	400,000	2024 Notes	Note 6
Interest rate swap	2.63%	L + 1.655%	1/15/2027	500,000	2027 Notes	Note 6
Total				$1,050,000

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
(5)
The interest rate on these loans is subject to 1 month LIBOR, which as of June 30, 2021 was 0.10%.
(6)
The interest rate on these loans is subject to 3 month LIBOR, which as of June 30, 2021 was 0.15%.
(7)
The interest rate on these loans is subject to 6 month LIBOR, which as of June 30, 2021 was 0.16%.
(8)
The interest rate on this loan is subject to 6 month Canadian Dollar Offered Rate (“CDOR” or “C”), which as of June 30, 2021 was 0.55%.
(9)
The interest rate on these loans is subject to Prime, which as of June 30, 2021 was 3.25%.
(10)
The interest rate on this loan is subject to 3 month EURIBOR, which as of June 30, 2021 was (0.54)%.
(11)
The interest rate on this loan is subject to 6 month EURIBOR, which as of June 30, 2021 was (0.52)%.
(12)
The interest rate on this loan is subject to 6 month GBPLIBOR, which as of June 30, 2021 was 0.11%.
(13)
The Company may be entitled to receive additional interest as a result of an arrangement with other lenders in the syndication. In exchange for the higher interest rate, the “last-out” portion is at a greater risk of loss.
(14)
Investment measured at net asset value (“NAV”).
(15)
The first lien term loan is comprised of two components: Term Loan A and Term Loan B. The Company’s Term Loan A and Term Loan B principal amounts are $41.3 million and $172.0 million, respectively. Both Term Loan A and Term Loan B have the same maturity date. Interest disclosed reflects the blended rate of the first lien term loan. The Term Loan A represents a ‘first out’ tranche and the Term Loan B represents a ‘last out’ tranche. The ‘first out’ tranche has priority as to the ‘last out’ tranche with respect to payments of principal, interest and any amounts due thereunder.
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
(20)
This portfolio company is not a qualifying asset under Section 55(a) of the Investment Company Act of 1940, as amended (the “1940 Act”). Under the 1940 Act, the Company may not acquire any non-qualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of total assets. As of June 30, 2021, non-qualifying assets represented 7.5% of total assets as calculated in accordance with the regulatory requirements.

Owl Rock Capital Corporation

Consolidated Schedule of Investments

As of June 30, 2021

(Amounts in thousands, except share amounts)

(Unaudited)

(21)
As defined in the 1940 Act, the Company is deemed to be both an “Affiliated Person” and has “Control” of this portfolio company as the Company owns more than 25% of the portfolio company’s outstanding voting securities or has the power to exercise control over management or policies of such portfolio company (including through a management agreement). The Company’s investment in affiliates for the six months ended June 30, 2021, were as follows:

($ in thousands)	Fair value as of December 31, 2020	Gross Additions(a)	Gross Reductions(b)	Change in Unrealized Gains (Losses)	Fair value as of June 30, 2021	Interest Income	Dividend Income	Other Income
Controlled Affiliates
ORCC Senior Loan Fund LLC (fka Sebago Lake LLC)(c)	$105,546	$75,251	$(13,000)	$(850)	$166,947	$—	$6,341	$—
Swipe Acquisition Corporation (dba PLI)	99,297	5,239	—	232	104,768	2,641	—	317
Wingspire Capital Holdings LLC	67,538	127,500	(72,000)	—	123,038	—	—	—
Total Controlled Affiliates	$272,381	$207,990	$(85,000)	$(618)	$394,753	$2,641	$6,341	$317

________________

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
(c)
For further description of the Company's investment in ORCC Senior Loan Fund LLC (fka Sebago Lake LLC), see Note 4 "Investments."

(22)
Level 2 investment.
(23)
Investment is not pledged as collateral for the credit facilities.
(24)
Represents co-investment made with the Company’s affiliates in accordance with the terms of the exemptive relief that the Company received from the U.S. Securities and Exchange Commission. See Note 3 “Agreements and Related Party Transactions.”
(25)
Securities acquired in transactions exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”) and may be deemed to be “restricted securities” under the Securities Act. As of June 30, 2021, the aggregate fair value of these securities is $672.3 million or 11.5% of the Company’s net assets. The acquisition dates of the restricted securities are as follows:

Portfolio Company	Investment	Acquisition Date
ASP Conair Holdings LP	Class A Units	May 17, 2021
Blend Labs, Inc.	Preferred Stock	February 24, 2021
Evolution Parent, LP (dba SIAA)	LP Interest	April 30, 2021
Gloves Holdings, LP (dba Protective Industrial Products)	LP Interest	December 29, 2020
H-Food Holdings, LLC	LLC Interest	November 23, 2018
Hercules Buyer, LLC (dba The Vincit Group)	Common Units	December 15, 2020
KPCI Holdings, LP	LP Interest	November 30, 2020
MessageBird Holding B.V.	Warrants	May 5, 2021
Metis HoldCo, Inc. (dba Mavis Tire Express Services)	Series A Convertible Preferred Stock	May 4, 2021
New PLI Holdings, LLC	Class A Common Units	December 23, 2020
ORCC Senior Loan Fund LLC (fka Sebago Lake LLC)*	LLC Interest	June 20, 2017
Patriot Holdings SCSp (dba Corza Health, Inc.)	Class A Units	January 29, 2021
Patriot Holdings SCSp (dba Corza Health, Inc.)	Class B Units	January 29, 2021
PCF Holdco, LLC	Class A Units	March 30, 2021
Restore OMH Intermediate Holdings, Inc.	Senior Preferred Stock	December 9, 2020
Skyline Holdco B, Inc. (dba Dodge Data & Analytics)	Series A Preferred Stock	April 14, 2021
Space Exploration Technologies Corp.	Class A Common Stock	March 25, 2021
Space Exploration Technologies Corp.	Class C Common Stock	March 25, 2021
Thunder Topco L.P. (dba Vector Solutions)	Common Units	June 30, 2021
Windows Entities	LLC Units	January 16, 2020
Wingspire Capital Holdings LLC**	LLC Interest	September 24, 2019

* Refer to Note 4 “Investments – ORCC Senior Loan Fund LLC,” for further information.

** Refer to Note 3 “Agreements and Related Party Transactions – Controlled/Affiliated Portfolio Companies”.

Owl Rock Capital Corporation

Consolidated Schedule of Investments

As of June 30, 2021

(Amounts in thousands, except share amounts)

(Unaudited)

(26)
Contains a fixed-rate structure.
(27)
As of June 30, 2021, the net estimated unrealized loss for U.S. federal income tax purposes was $0.1 billion based on a tax cost basis of $12.0 billion. As of June 30, 2021, the estimated aggregate gross unrealized loss for U.S. federal income tax purposes was $0.2 billion and the estimated aggregate gross unrealized gain for U.S. federal income tax purposes was $0.1 billion.
(28)
Investment represents multiple underlying investments, including Midwest Custom Windows, LLC, Greater Toronto Custom Windows, Corp., Garden State Custom Windows, LLC, Long Island Custom Windows, LLC, Jemico, LLC and Atlanta Custom Windows, LLC. Greater Toronto Custom Windows, Corp. is considered a non-qualifying asset, with a fair value of $6.8 million as of June 30, 2021.
(29)
Loan was on non-accrual status as of June 30, 2021.
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

* Refer to Note 4 “Investments – ORCC Senior Loan Fund LLC,” for further information.

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

Owl Rock Capital Corporation

Consolidated Statements of Changes in Net Assets

(Amounts in thousands)

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
Increase (Decrease) in Net Assets Resulting from Operations
Net investment income (loss)	$119,129	$129,162	$221,784	$275,418
Net change in unrealized gain (loss)	58,847	174,468	111,726	(284,647)
Net realized gain (loss)	(27,796)	(11)	(25,485)	258
Net Increase (Decrease) in Net Assets Resulting from Operations	150,180	303,619	308,025	(8,971)
Distributions
Distributions declared from earnings(1)	(121,587)	(150,028)	(242,922)	(302,462)
Net Decrease in Net Assets Resulting from Shareholders' Distributions	(121,587)	(150,028)	(242,922)	(302,462)
Capital Share Transactions
Repurchase of common shares	—	(102,289)	—	(150,250)
Reinvestment of distributions	11,583	27,199	30,727	70,163
Net Increase (Decrease) in Net Assets Resulting from Capital Share Transactions	11,583	(75,090)	30,727	(80,087)
Total Increase (Decrease) in Net Assets	40,176	78,501	95,830	(391,520)
Net Assets, at beginning of period	5,802,088	5,507,262	5,746,434	5,977,283
Net Assets, at end of period	$5,842,264	$5,585,763	$5,842,264	$5,585,763

________________

(1)
For the three and six months ended June 30, 2021, distributions declared from earnings were derived from net investment income and capital gains. For the three and six months ended June 30, 2020, distributions declared from earnings were derived from net investment income.

The accompanying notes are an integral part of these consolidated financial statements.

Owl Rock Capital Corporation

Consolidated Statements of Cash Flows

(Amounts in thousands)

(Unaudited)

	For the Six Months Ended June 30,
	2021	2020
Cash Flows from Operating Activities
Net Increase (Decrease) in Net Assets Resulting from Operations	$308,025	$(8,971)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash used in operating activities:
Purchases of investments, net	(2,529,937)	(1,428,918)
Proceeds from investments and investment repayments, net	1,609,568	769,822
Net amortization of discount on investments	(30,538)	(22,927)
Payment-in-kind interest	(24,332)	(14,693)
Net change in unrealized (gain) loss on investments	(118,868)	284,771
Net change in unrealized (gains) losses on translation of assets and liabilities in foreign currencies	2,714	(124)
Net realized (gain) loss on investments	26,674	(348)
Net realized (gain) loss on foreign currency transactions relating to investments	(12)	9
Amortization of debt issuance costs	12,151	9,122
Changes in operating assets and liabilities:
(Increase) decrease in receivable for investments sold	6,316	9,250
(Increase) decrease in interest receivable	(11,936)	5,554
(Increase) decrease in receivable from a controlled affiliate	(1,627)	215
(Increase) decrease in prepaid expenses and other assets	10,312	(26,561)
Increase (decrease) in management fee payable	8,069	1,045
Increase (decrease) in incentive fee payable	6,200	—
Increase (decrease) in payables to affiliate	(1,913)	(2,461)
Increase (decrease) in payables for investments purchased	140,076	212,989
Increase (decrease) in fair value of interest rate swap attributed to unsecured notes	(7,627)	21,740
Increase (decrease) in accrued expenses and other liabilities	22,292	4,031
Net cash used in operating activities	(574,393)	(186,455)
Cash Flows from Financing Activities
Borrowings on debt	2,464,230	2,049,000
Payments on debt	(1,350,000)	(1,602,000)
Debt issuance costs	(27,809)	(19,931)
Repurchase of common stock	—	(150,250)
Cash distributions paid to shareholders	(242,695)	(219,538)
Net cash provided by financing activities	843,726	57,281
Net increase (decrease) in cash and restricted cash, including foreign cash (restricted cash of $5,592 and $377, respectively)	269,333	(129,174)
Cash and restricted cash, including foreign cash, beginning of period (restricted cash of $8,841 and $7,587, respectively)	357,911	317,159
Cash and restricted cash, including foreign cash, end of period (restricted cash of $14,433 and $7,964, respectively)	$627,244	$187,985

Owl Rock Capital Corporation

Consolidated Statements of Cash Flows – Continued

(Amounts in thousands)

(Unaudited)

	For the Six Months Ended June 30,
	2021	2020
Supplemental and Non-Cash Information
Interest paid during the period	$66,190	$57,829
Distributions declared during the period	$242,922	$302,462
Reinvestment of distributions during the period	$30,727	$70,163
Distributions Payable	$121,587	$150,028
Taxes, including excise tax, paid during the period	$3,030	$1,990

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

Owl Rock Capital Advisors LLC (the “Adviser”) serves as the Company’s investment adviser. The Adviser is registered with the Securities and Exchange Commission (“SEC”) as an investment adviser under the Investment Advisers Act of 1940, as amended (the “Advisers Act”), an indirect subsidiary of Blue Owl Capital, Inc. ("Blue Owl") (NYSE: OWL) and part of Owl Rock, a division of Blue Owl focused on direct lending. Subject to the overall supervision of the Company’s board of directors (the “Board”), the Adviser manages the day-to-day operations of, and provides investment advisory and management services to, the Company.

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

Owl Rock Capital Corporation

Notes to Consolidated Financial Statements (Unaudited) - Continued

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

Interest and Dividend Income Recognition

Interest income is recorded on the accrual basis and includes amortization of discounts or premiums. Certain investments may have contractual payment-in-kind (“PIK”) interest or dividends. PIK interest represents accrued interest that is added to the principal amount of the investment on the respective interest payment dates rather than being paid in cash and generally becomes due at maturity. For the three and six months ended June 30, 2021, PIK interest earned was $10.6 million and $22.2 million, representing less than 5% of investment income for both the three and six months ended June 30, 2021. For the three and six months ended June 30, 2020, PIK interest earned was $11.4 million and $14.8 million, representing approximately 6% and less than 5% of investment income, respectively. Discounts to par value on securities purchased are amortized into interest income over the contractual life of the respective security using the effective yield method. Premiums to par value on securities purchased are amortized to first call date. The amortized cost of investments represents the original cost adjusted for the amortization of discounts or premiums, if any. Upon prepayment of a loan or debt security, any prepayment premiums, unamortized upfront loan origination fees and unamortized discounts are recorded as interest income in the current period.

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

Owl Rock Capital Corporation

Notes to Consolidated Financial Statements (Unaudited) - Continued

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

The Company does not consolidate its equity interest in ORCC Senior Loan Fund LLC (fka Sebago Lake LLC) ("ORCC SLF") or Wingspire Capital Holdings LLC (“Wingspire”). For further description of the Company’s investment in ORCC SLF, see Note 4 “Investments”. For further description of the Company’s investment in Wingspire, see Note 3 “Agreements and Related Party Transactions – Controlled/Affiliated Portfolio Companies”.

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

Note 3. Agreements and Related Party Transactions

Administration Agreement

The Company has entered into an amended and restated Administration Agreement (the “Administration Agreement”) with the Adviser. Under the terms of the Administration Agreement, the Adviser performs, or oversees, the performance of, required administrative services, which includes providing office space, equipment and office services, maintaining financial records, preparing reports to shareholders and reports filed with the SEC, and managing the payment of expenses and the performance of administrative and professional services rendered by others.

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

For the three and six months ended June 30, 2021, the Company incurred expenses of approximately $1.7 million and $2.9 million, respectively, for costs and expenses reimbursable to the Adviser under the terms of the Administration Agreement. For the three and six months ended June 30, 2020, the Company incurred expenses of approximately $1.4 million and $3.2 million, respectively, for costs and expenses reimbursable to the Adviser under the terms of the Administration Agreement.

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

Owl Rock Capital Corporation

Notes to Consolidated Financial Statements (Unaudited) - Continued

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

The management fee is currently payable quarterly in arrears. Prior to the Listing Date, the management fee was payable at an annual rate of 0.75% of the Company’s (i) average gross assets, excluding cash and cash equivalents but  assets purchased with borrowed amounts, at the end of the Company’s two most recently completed calendar quarters plus (ii) the average of any remaining unfunded Capital Commitments at the end of the two most recently completed calendar quarters.

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

For the three and six months ended June 30, 2021, management fees were $44.0 million and $86.1 million, respectively. For the three and six months ended June 30, 2020, management fees, net of $17.3 million and $34.2 million in management fee waivers, were $17.3 million and $34.2 million, respectively.

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

For the three and six months ended June 30, 2021, the Company incurred $25.3 million and $47.0 million of performance based incentive fees based on net investment income, respectively. For the three and six months ended June 30, 2020, due to the fee waivers of $22.6 million and $48.2 million, respectively, the Company did not incur any performance based incentive fees on net investment income.

For the three and six months ended June 30, 2021 and 2020, the Company did not accrue capital gains based incentive fees (net of waivers).

Any portion of the management fee, incentive fee on net investment income and capital gains based incentive fee waived shall not be subject to recoupment.

Affiliated Transactions

The Company may be prohibited under the 1940 Act from participating in certain transactions with its affiliates without prior approval of the directors who are not interested persons, and in some cases, the prior approval of the SEC. The Company, the Adviser and certain of their affiliates have been granted exemptive relief by the SEC for the Company to co-invest with other funds managed by the Adviser or its affiliates in a manner consistent with the Company’s investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors. Pursuant to such exemptive relief, the Company generally is permitted to co-invest with certain of its affiliates if a “required majority” (as defined in Section 57(o) of the 1940 Act) of the Board make certain conclusions in connection with a co-investment transaction, including that (1) the terms of the transaction, including the consideration to be paid, are reasonable and fair to the Company and its shareholders and do not involve overreaching of the Company or its shareholders on the part of any person concerned, (2) the transaction is consistent with the interests of the Company’s shareholders and is consistent with its investment objective and strategies, (3) the investment by its affiliates would not disadvantage the Company, and the Company’s participation would not be on a basis different from or less advantageous than that on which its affiliates are investing and (4) the proposed investment by the Company would not benefit the Adviser or its affiliates or any affiliated person of any of them (other than the parties to the transaction), except to the extent permitted by the exemptive relief and applicable law, including the limitations set forth in Section 57(k) of the 1940 Act. In addition, pursuant to an exemptive order issued by the SEC on April 8, 2020 and applicable to all BDCs, through December 31, 2020, the Company was permitted, subject to the satisfaction of certain conditions, to complete follow-on investments in its existing portfolio companies with certain private funds managed by the Adviser or its affiliates and covered by the Company’s exemptive relief, even if such private funds had not previously invested in such existing portfolio company. Without this order, private funds would generally not be able to participate in such follow-on investments with the Company unless the private funds had previously acquired securities of the portfolio company in a co-investment transaction with the Company. Although the conditional exemptive order has expired, the SEC’s Division of Investment Management has indicated that until March 31, 2022, it will not recommend enforcement action, to the extent that any BDC with an existing coinvestment order continues to engage in certain transactions described in the conditional exemptive order, pursuant to the same terms and conditions described therein. The Adviser is affiliated with Owl Rock Technology Advisors LLC (“ORTA”), Owl Rock Capital Private Fund Advisors LLC (“ORPFA”) and Owl Rock Diversified Advisors LLC (“ORDA” together with ORTA, ORPFA and the Adviser, the "Owl Rock Advisers"), which are also investment advisers. The Owl Rock Advisers are indirect affiliates of Blue Owl and comprise "Owl Rock," a division of Blue Owl focused on direct lending. The Owl Rock Advisers’ allocation policy seeks to ensure equitable allocation of investment opportunities over time between the Company and other funds managed by the Adviser or its affiliates. As a result of exemptive relief, there could be significant overlap in the Company’s investment portfolio and the investment portfolio of other funds managed by Owl Rock that could avail themselves of the exemptive relief.

License Agreement

The Company has entered into a license agreement (the “License Agreement”), pursuant to which an affiliate of Blue Owl has granted the Company a non-exclusive license to use the name “Owl Rock.” Under the License Agreement, the Company has a right to use the Owl Rock name for so long as the Adviser or one of its affiliates remains the Company’s investment adviser. Other than with respect to this limited license, the Company will have no legal right to the “Owl Rock” name or logo.

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

The Company has made investments in three controlled/affiliated companies, including ORCC SLF, Wingspire and Swipe Acquisition Corporation. For further description of ORCC SLF, see “Note 4. Investments”. Wingspire conducts its business through an indirectly owned subsidiary, Wingspire Capital LLC. Wingspire is an independent diversified direct lender focused on providing asset-based commercial finance loans and related senior secured loans to U.S.-based middle market borrowers. Wingspire offers a wide variety of asset-based financing solutions to businesses in an array of industries, including revolving credit facilities, machinery and equipment term loans, real estate term loans, first-in/last-out tranches, cash flow term loans, and opportunistic / bridge financings. The addition of Wingspire to the portfolio allows ORCC to participate in an asset class that offers differentiated yield with full collateral packages and covenants. Wingspire is led by a seasoned team of commercial finance veterans. The Company committed $50 million to Wingspire on September 24, 2019, and subsequently increased its commitment to $100 million on March 25, 2020, to $150 million on July 31, 2020 and again to $200 million on March 8, 2021. The Company does not consolidate its equity interest in Wingspire.

Note 4. Investments

The information in the tables below is presented on an aggregate portfolio basis, without regard to whether they are non-controlled non-affiliated, non-controlled affiliated or controlled affiliated investments.

Investments at fair value and amortized cost consisted of the following as of June 30, 2021 and December 31, 2020:

	June 30, 2021		December 31, 2020
($ in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
First-lien senior secured debt investments	$9,092,146	$9,067,995	$8,483,799	$8,404,754
Second-lien senior secured debt investments	1,952,165	1,960,154	2,035,151	2,000,471
Unsecured debt investments	189,061	194,928	56,473	59,562
Preferred equity investments(3)	174,454	174,335	22,163	22,157
Common equity investments(1)(3)	299,381	342,513	223,295	249,582
Investment funds and vehicles(2)	170,088	166,947	107,837	105,546
Total Investments	$11,877,295	$11,906,872	$10,928,718	$10,842,072

________________

(1)
Includes equity investment in Wingspire.
(2)
Includes equity investment in ORCC SLF. See below, within Note 4, for more information regarding ORCC SLF.
(3)
As of December 31, 2020, preferred equity investments and common equity investments were reported in aggregate as equity investments.

Owl Rock Capital Corporation

Notes to Consolidated Financial Statements (Unaudited) - Continued

The industry composition of investments based on fair value as of June 30, 2021 and December 31, 2020 was as follows:

	June 30, 2021	December 31, 2020
Advertising and media	0.9%	1.0%
Aerospace and defense	3.0	2.7
Automotive	1.2	1.6
Buildings and real estate	5.2	5.6
Business services	5.1	5.7
Chemicals	3.6	2.2
Consumer products	4.2	2.3
Containers and packaging	1.8	2.0
Distribution	5.6	6.3
Education	2.7	2.6
Energy equipment and services	0.1	0.1
Financial services(1)	4.9	2.9
Food and beverage	7.1	8.7
Healthcare equipment and services	4.7	3.7
Healthcare providers and services	5.7	5.2
Healthcare technology	3.1	3.6
Household products	1.8	1.4
Human resource support services(3)	0.0	0.0
Infrastructure and environmental services	1.6	1.8
Insurance	8.2	8.9
Internet software and services	10.5	11.1
Investment funds and vehicles(2)	1.4	1.0
Leisure and entertainment	1.8	2.0
Manufacturing	5.1	5.3
Oil and gas	1.5	1.7
Professional services	4.6	5.6
Specialty retail	2.3	2.1
Telecommunications	0.1	0.5
Transportation	2.2	2.4
Total	100.0%	100.0%

________________

(1)
Includes equity investment in Wingspire.
(2)
Includes equity investment in ORCC SLF. See below, within Note 4, for more information regarding ORCC SLF.
(3)
Rounds to less than 0.1%.

The geographic composition of investments based on fair value as of June 30, 2021 and December 31, 2020 was as follows:

	June 30, 2021	December 31, 2020
United States:
Midwest	16.0%	18.2%
Northeast	18.4	16.7
South	40.4	42.3
West	18.8	17.2
International	6.4	5.6 (1)
Total	100.0%	100.0%

________________

(1)
As of December 31, 2020, the geographic composition of Belgium, Canada, Israel and the United Kingdom were 0.8%, 1.0%, 0.4% and 3.4%, respectively.

Owl Rock Capital Corporation

Notes to Consolidated Financial Statements (Unaudited) - Continued

ORCC Senior Loan Fund (fka Sebago Lake LLC)

ORCC Senior Loan Fund LLC (fka Sebago Lake LLC), a Delaware limited liability company, was formed as a joint venture between the Company and The Regents of the University of California (“Regents”) and commenced operations on June 20, 2017. ORCC SLF’s principal purpose is to make investments, primarily in senior secured loans that are made to middle-market companies or in broadly syndicated loans. Through June 30, 2021, both the Company and Regents (the “Initial Members”) had a 50% economic ownership in ORCC SLF. Except under certain circumstances, contributions to ORCC SLF cannot be redeemed. Each of the Initial Members initially agreed to contribute up to $100 million to ORCC SLF. On July 26, 2018, each of the Initial Members increased their contribution to ORCC SLF up to an aggregate of $125 million. Effective as of June 30, 2021, capital commitments to ORCC SLF were increased to an aggregate of $371.5 million. In connection with this change, the Company increased its economic ownership interest to 87.5% from 50.0% and Regents transferred its remaining economic interest of 12.5% to Nationwide Life Insurance Company (“Nationwide” and together with the Company, the “Members” and each a “Member”). ORCC SLF is managed by the Members, each of which have equal voting rights. Investment decisions must be approved by each of the Members.

The Company has determined that ORCC SLF is an investment company under ASC 946; however, in accordance with such guidance, the Company will generally not consolidate its investment in a company other than a wholly owned investment company subsidiary or a controlled operating company whose business consists of providing services to the Company. Other than for purposes of the 1940 Act, the Company does not believe that it has control over this portfolio company. Accordingly, the Company does not consolidate its non-controlling interest in ORCC SLF.

As of June 30, 2021 and December 31, 2020, ORCC SLF had total investments in senior secured debt at fair value of $501.5 million and $554.7 million, respectively. The determination of fair value is in accordance with ASC 820; however, such fair value is not included in the Board’s valuation process described herein. The following table is a summary of ORCC SLF’s portfolio as well as a listing of the portfolio investments in ORCC SLF’s portfolio as of June 30, 2021 and December 31, 2020:

($ in thousands)	June 30, 2021	December 31, 2020
Total senior secured debt investments(1)	$507,989	$563,555
Weighted average spread over LIBOR(1)	4.34%	4.45%
Number of portfolio companies	17	17
Largest funded investment to a single borrower(1)	$49,375	$49,625

________________

(1)
At par.

Owl Rock Capital Corporation

Notes to Consolidated Financial Statements (Unaudited) - Continued

ORCC Senior Loan Fund's Portfolio as of June 30, 2021 ($ in thousands) (Unaudited)
Company(1)(2)(4)(5)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(3)	Fair Value	Percentage of Members' Equity
Debt Investments
Aerospace and defense
Applied Composites Holdings, LLC (fka AC&A Enterprises Holdings, LLC)(7)	First lien senior secured loan	L + 5.25%	12/21/2023	$34,650	$34,336	$34,411	18.0%
Applied Composites Holdings, LLC (fka AC&A Enterprises Holdings, LLC)(7)(10)(13)	First lien senior secured revolving loan	L + 5.25%	12/21/2022	1,500	1,483	1,479	0.8%
Bleriot US Bidco Inc.(7)(9)	First lien senior secured loan	L + 4.00%	10/30/2026	19,751	19,635	19,751	10.4%
Dynasty Acquisition Co., Inc. (dba StandardAero Limited)(7)	First lien senior secured loan	L + 3.50%	4/6/2026	39,300	39,159	35,958	18.8%
				95,201	94,613	91,599	48.0%
Buildings and real estate
Wrench Group, LLC.(7)	First lien senior secured loan	L + 4.00%	4/30/2026	14,962	14,850	14,850	7.8%
Business Services
Vistage Worldwide, Inc.(7)	First lien senior secured loan	L + 4.00%	2/10/2025	16,584	16,521	16,542	8.6%
Distribution
Dealer Tire, LLC (6)(9)	First lien senior secured loan	L + 4.25%	12/12/2025	36,445	36,281	36,427	19.1%
SRS Distribution, Inc. (9)	First lien senior secured loan	L + 3.75%	6/2/2028	10,000	9,925	9,989	5.2%
				46,445	46,206	46,416	24.3%
Education
Spring Education Group, Inc. (fka SSH Group Holdings, Inc.)(7)	First lien senior secured loan	L + 4.25%	7/30/2025	34,037	33,972	32,759	17.2%
Food and beverage
Dessert Holdings(7)	First lien senior secured loan	L + 4.00%	6/9/2028	20,211	20,059	20,059	10.5%
Dessert Holdings(10)(12)	First lien senior secured delayed draw term loan	L + 4.00%	6/9/2023	—	—	—	—%
Sovos Brands Intermediate, Inc.(6)	First lien senior secured loan	L + 4.25%	6/8/2028	25,000	24,938	24,938	13.1%
				45,211	44,997	44,997	23.6%
Healthcare equipment and services
Cadence, Inc.(6)	First lien senior secured loan	L + 5.00%	5/21/2025	26,852	26,453	26,584	13.9%
Cadence, Inc.(6)(10)(13)	First lien senior secured revolving loan	L + 5.00%	5/21/2023	1,174	1,105	1,101	0.6%
				28,026	27,558	27,685	14.5%
Healthcare technology
VVC Holdings Corp. (dba Athenahealth, Inc.)(7)(9)	First lien senior secured loan	L + 4.25%	2/11/2026	17,266	17,022	17,304	9.1%
Infrastructure and environmental services
CHA Holding, Inc.(7)	First lien senior secured loan	L + 4.50%	4/10/2025	40,934	40,681	40,656	21.3%
Insurance
Integro Parent Inc.(6)	First lien senior secured loan	L + 5.75%	10/31/2022	29,835	29,785	29,893	15.7%
Integro Parent Inc.(6)(10)(13)	First lien senior secured revolving loan	L + 4.25%	4/30/2022	6,000	5,997	5,967	3.1%

Owl Rock Capital Corporation

Notes to Consolidated Financial Statements (Unaudited) - Continued

ORCC Senior Loan Fund's Portfolio as of June 30, 2021 ($ in thousands) (Unaudited)
Company(1)(2)(4)(5)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(3)	Fair Value	Percentage of Members' Equity
USRP Holdings, Inc. (dba U.S. Retirement and Benefits Partners)(8)	First lien senior secured loan	L + 4.25%	3/29/2025	39,943	39,369	39,544	20.7%
USRP Holdings, Inc. (dba U.S. Retirement and Benefits Partners)(10)(11)(13)	First lien senior secured revolving loan	L + 4.25%	3/29/2024	—	(71)	(75)	—%
				75,778	75,080	75,329	39.5%
Internet software and services
DCert Buyer, Inc. (dba DigiCert)(6)(9)	First lien senior secured loan	L + 4.00%	10/16/2026	49,375	49,231	49,395	25.9%
Manufacturing
Engineered Machinery Holdings (dba Duravant)(7)	First lien senior secured loan	L + 4.25%	7/19/2024	44,170	43,888	43,948	23.0%
Total Debt Investments				507,989	504,619	501,480	262.8%
Total Investments				$507,989	$504,619	$501,480	262.8%

________________

(1)
Certain portfolio company investments are subject to contractual restrictions on sales.
(2)
Unless otherwise indicated, ORCC SLF’s investments are pledged as collateral supporting the amounts outstanding under ORCC SLF’s credit facility.
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
(6)
The interest rate on these loans is subject to 1 month LIBOR, which as of June 30, 2021 was 0.10%.
(7)
The interest rate on these loans is subject to 3 month LIBOR, which as of June 30, 2021 was 0.15%.
(8)
The interest rate on these loans is subject to 6 month LIBOR, which as of June 30, 2021 was 0.16%.
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
(13)
Investment is not pledged as collateral under ORCC SLF’s credit facility.

Owl Rock Capital Corporation

Notes to Consolidated Financial Statements (Unaudited) - Continued

ORCC Senior Loan Fund's Portfolio as of December 31, 2020 ($ in thousands)
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

ORCC Senior Loan Fund's Portfolio as of December 31, 2020 ($ in thousands)
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
(2)
Unless otherwise indicated, ORCC SLF’s investments are pledged as collateral supporting the amounts outstanding under ORCC SLF’s credit facility.
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
(14)
Investment is not pledged as collateral under ORCC SLF’s credit facility.

Owl Rock Capital Corporation

Notes to Consolidated Financial Statements (Unaudited) - Continued

Below is selected balance sheet information for ORCC SLF as of June 30, 2021 and December 31, 2020:

($ in thousands)	June 30, 2021 (Unaudited)	December 31, 2020
Assets
Investments at fair value (amortized cost of $504,619 and $559,298, respectively)	$501,480	$554,710
Cash	43,657	9,385
Interest receivable	503	992
Prepaid expenses and other assets	177	237
Total Assets	$545,817	$565,324
Liabilities
Debt (net of unamortized debt issuance costs of $1,679 and $2,415, respectively)	$304,204	$347,564
Distributions payable	4,541	4,694
Accrued expenses and other liabilities	46,277	1,975
Total Liabilities	$355,022	$354,233
Members' Equity
Members' Equity	190,795	211,091
Members' Equity	190,795	211,091
Total Liabilities and Members' Equity	$545,817	$565,324

Below is selected statement of operations information for ORCC SLF for the three and six months ended June 30, 2021 and 2020:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
($ in thousands)	2021	2020	2021	2020
Investment Income
Interest income	$7,474	$8,269	$14,840	$16,771
Other income	47	64	195	156
Total Investment Income	7,521	8,333	15,035	16,927
Expenses
Interest expense	2,361	3,404	4,864	7,188
Professional fees	200	178	389	345
Total Expenses	2,561	3,582	5,253	7,533
Net Investment Income Before Taxes	4,960	4,751	9,782	9,394
Taxes	180	634	387	(261)
Net Investment Income After Taxes	$4,780	$4,117	$9,395	$9,655
Net Realized and Change in Unrealized Gain (Loss) on Investments
Net change in unrealized gain (loss) on investments	325	13,901	1,448	(17,060)
Net realized gain (loss) on investments	—	—	137	—
Total Net Realized and Change in Unrealized Gain (Loss) on Investments	325	13,901	1,585	(17,060)
Net Increase (Decrease) in Members' Equity Resulting from Operations	$5,105	$18,018	$10,980	$(7,405)

Loan Origination and Structuring Fees

If the loan origination and structuring fees earned by ORCC SLF during a fiscal year exceed ORCC SLF’s expenses and other obligations (excluding financing costs), such excess is allocated to the Member(s) responsible for the origination of the loans pro rata in accordance with the total loan origination and structuring fees earned by ORCC SLF with respect to the loans originated by such Member; provided, that in no event will the amount allocated to a Member exceed 1% of the par value of the loans originated by such Member in any fiscal year. The loan origination and structuring fee is accrued quarterly and included in other income from controlled, affiliated investments on the Company’s Consolidated Statements of Operations and paid annually. On February 27, 2019, the Initial Members agreed to amend the terms of ORCC SLF’s operating agreement to eliminate the allocation of excess loan origination and structuring fees to the Members. As such, for the three and six months ended June 30, 2021 and 2020, the Company accrued no income based on loan origination and structuring fees.

Owl Rock Capital Corporation

Notes to Consolidated Financial Statements (Unaudited) - Continued

Note 5. Fair Value of Investments

Investments

The following tables present the fair value hierarchy of investments as of June 30, 2021 and December 31, 2020:

	Fair Value Hierarchy as of June 30, 2021
($ in thousands)	Level 1	Level 2	Level 3	Total
First-lien senior secured debt investments	$—	$858	$9,067,137	$9,067,995
Second-lien senior secured debt investments	—	—	1,960,154	1,960,154
Unsecured debt investments	—	—	194,928	194,928
Preferred equity investments	—	—	174,335	174,335
Common equity investments(1)	11,455	—	331,058	342,513
Subtotal	$11,455	$858	$11,727,612	$11,739,925
Investments measured at NAV(2)	—	—	—	166,947
Total Investments at fair value	$11,455	$858	$11,727,612	$11,906,872

________________

(1)
Includes equity investment in Wingspire.
(2)
Includes equity investment in ORCC SLF.

	Fair Value Hierarchy as of December 31, 2020
($ in thousands)	Level 1	Level 2	Level 3	Total
First-lien senior secured debt investments	$—	$15,268	$8,389,486	$8,404,754
Second-lien senior secured debt investments	—	50,768	1,949,703	2,000,471
Unsecured debt investments	—	—	59,562	59,562
Preferred equity investments(3)	—	—	22,157	22,157
Common equity investments(1)(3)	—	19,275	230,307	249,582
Subtotal	$—	$85,311	$10,651,215	$10,736,526
Investments measured at NAV(2)	—	—	—	105,546
Total Investments at fair value	$—	$85,311	$10,651,215	$10,842,072

________________

(1)
Includes equity investment in Wingspire.
(2)
Includes equity investment in ORCC SLF.
(3)
As of December 31, 2020, preferred equity investments and common equity investments were reported in aggregate as equity investments.

Owl Rock Capital Corporation

Notes to Consolidated Financial Statements (Unaudited) - Continued

The following tables present changes in the fair value of investments for which Level 3 inputs were used to determine the fair value as of and for the three and six months ended June 30, 2021 and 2020:

	As of and for the Three Months Ended June 30, 2021
($ in thousands)	First-lien senior secured debt investments	Second-lien senior secured debt investments	Unsecured debt investments	Preferred equity investments	Common equity investments	Total
Fair value, beginning of period	$8,742,831	$1,807,521	$191,211	$24,054	$348,273	$11,113,890
Purchases of investments, net	931,249	382,204	—	147,832	42,702	1,503,987
Payment-in-kind	6,096	—	—	2,408	142	8,646
Proceeds from investments, net	(640,324)	(240,799)	—	—	(72,000)	(953,123)
Net change in unrealized gain (loss)	13,204	37,561	3,591	(65)	12,281	66,572
Net realized gains (losses)	112	(30,306)	—	—	(340)	(30,534)
Net amortization of discount on investments	13,969	3,973	126	106	—	18,174
Transfers into (out of) Level 3(1)	—	—	—	—	—	—
Fair value, end of period	$9,067,137	$1,960,154	$194,928	$174,335	$331,058	$11,727,612

________________

(1)
Transfers between levels, if any, are recognized at the beginning of the quarter in which the transfers occur.

	As of and for the Six Months Ended June 30, 2021
($ in thousands)	First-lien senior secured debt investments	Second-lien senior secured debt investments	Unsecured debt investments	Preferred equity investments	Common equity investments	Total
Fair value, beginning of period	$8,389,486	$1,949,703	$59,562	$22,157	$230,307	$10,651,215
Purchases of investments, net	1,608,411	416,977	130,137	148,832	150,270	2,454,627
Payment-in-kind	18,473	—	2,292	3,332	237	24,334
Proceeds from investments, net	(1,028,435)	(426,720)	—	—	(72,000)	(1,527,155)
Net change in unrealized gain (loss)	54,789	43,202	2,778	(113)	22,582	123,238
Net realized gains (losses)	557	(30,221)	—	—	(340)	(30,004)
Net amortization of discount on investments	23,009	7,213	159	127	2	30,510
Transfers into (out of) Level 3(1)	847	—	—	—	—	847
Fair value, end of period	$9,067,137	$1,960,154	$194,928	$174,335	$331,058	$11,727,612
________________

(1)
Transfers between levels, if any, are recognized at the beginning of the quarter in which the transfers occur. For the six months ended June 30, 2021, transfers into Level 3 from Level 2 were as a result of changes in the observability of significant inputs for certain portfolio companies.

Owl Rock Capital Corporation

Notes to Consolidated Financial Statements (Unaudited) - Continued

	As of and for the Three Months Ended June 30, 2020
($ in thousands)	First-lien senior secured debt investments	Second-lien senior secured debt investments	Unsecured debt investments	Preferred equity investments(2)	Common equity investments(2)	Total
Fair value, beginning of period	$7,153,016	$1,522,131	$—	$—	$117,281	$8,792,428
Purchases of investments, net	249,641	—	9,207	—	14,326	273,174
Payment-in-kind	11,278	—	—	—	—	11,278
Proceeds from investments, net	(261,663)	(42,000)	—	—	(3,000)	(306,663)
Net change in unrealized gain (loss)	123,909	29,023	—	—	8,800	161,732
Net realized gains (losses)	—	—	—	—	—	—
Net amortization of discount on investments	7,227	1,073	—	—	—	8,300
Transfers into (out of) Level 3(1)	(12,887)	—	—	—	—	(12,887)
Fair value, end of period	$7,270,521	$1,510,227	$9,207	$—	$137,407	$8,927,362

________________

(1)
Transfers between levels, if any, are recognized at the beginning of the quarter in which the transfers occur. For the three months ended June 30, 2020, transfers out of Level 3 to Level 2 were as a result of changes in the observability of significant inputs for certain portfolio companies.
(2)
As of and for the three months ended June 30, 2020, preferred equity investments and common equity investments were reported in aggregate as equity investments.

	As of and for the Six Months Ended June 30, 2020
($ in thousands)	First-lien senior secured debt investments	Second-lien senior secured debt investments	Unsecured debt investments	Preferred equity investments(2)	Common equity investments(2)	Total
Fair value, beginning of period	$6,976,014	$1,544,457	$—	$—	$12,875	$8,533,346
Purchases of investments, net	1,036,172	109,821	9,207	—	126,929	1,282,129
Payment-in-kind	14,690	—	—	—	—	14,690
Proceeds from investments, net	(566,003)	(76,800)	—	—	(3,000)	(645,803)
Net change in unrealized gain (loss)	(206,210)	(69,577)	—	—	603	(275,184)
Net realized gains (losses)	268	—	—	—	—	268
Net amortization of discount on investments	15,590	2,326	—	—	—	17,916
Transfers into (out of) Level 3(1)	—	—	—	—	—	—
Fair value, end of period	$7,270,521	$1,510,227	$9,207	$—	$137,407	$8,927,362

________________

(1)
Transfers between levels, if any, are recognized at the beginning of the quarter in which the transfers occur.
(2)
As of and for the six months ended June 30, 2020, preferred equity investments and common equity investments were reported in aggregate as equity investments.

Owl Rock Capital Corporation

Notes to Consolidated Financial Statements (Unaudited) - Continued

The following tables present information with respect to net change in unrealized gains on investments for which Level 3 inputs were used in determining the fair value that are still held by the Company for the three and six months ended June 30, 2021 and 2020:

($ in thousands)	Net change in unrealized gain (loss) for the Three Months Ended June 30, 2021 on Investments Held at June 30, 2021	Net change in unrealized gain (loss) for the Three Months Ended June 30, 2020 on Investments Held at June 30, 2020(1)
First-lien senior secured debt investments	$18,965	$121,068
Second-lien senior secured debt investments	8,757	29,300
Unsecured debt investments	3,591	—
Preferred equity investments	(65)	—
Common equity investments	12,548	15,548
Total Investments	$43,796	$165,916

________________

(1)
For the three months ended June 30, 2020, preferred equity investments and common equity investments were reported in aggregate as equity investments.

($ in thousands)	Net change in unrealized gain (loss) for the Six Months Ended June 30, 2021 on Investments Held at June 30, 2021	Net change in unrealized gain (loss) for the Six Months Ended June 30, 2020 on Investments Held at June 30, 2020(1)
First-lien senior secured debt investments	$62,084	$(207,548)
Second-lien senior secured debt investments	19,401	(72,780)
Unsecured debt investments	2,778	—
Preferred equity investments	(113)	—
Common equity investments	22,582	(7,548)
Total Investments	$106,732	$(287,876)

________________

(1)
For the six months ended June 30, 2020, preferred equity investments and common equity investments were reported in aggregate as equity investments.

Owl Rock Capital Corporation

Notes to Consolidated Financial Statements (Unaudited) - Continued

The following tables present quantitative information about the significant unobservable inputs of the Company’s Level 3 investments as of June 30, 2021 and December 31, 2020. The weighted average range of unobservable inputs is based on fair value of investments. The tables are not intended to be all-inclusive but instead capture the significant unobservable inputs relevant to the Company’s determination of fair value.

	As of June 30, 2021
($ in thousands)	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)	Impact to Valuation from an Increase in Input
First-lien senior secured debt investments	$8,434,485	Yield Analysis	Market Yield	4.6% - 20.4% (8.6%)	Decrease
	632,652	Recent Transaction	Transaction Price	97.0% - 99.0% (98.3%)	Increase
Second-lien senior secured debt investments(1)	$1,575,893	Yield Analysis	Market Yield	6.7% - 22.7% (9.8%)	Decrease
	322,305	Recent Transaction	Transaction Price	98.5% - 99.3% (99.0%)	Increase
	26,745	Collateral Analysis	Recovery Rate	42.0% - 42.0% (42.0%)	Increase
Unsecured debt investments(2)	$179,007	Yield Analysis	Market Yield	6.6% - 8.8% (8.2%)	Decrease
	5,112	Market Approach	EBITDA Multiple	14.5x - 14.5x (14.5x)	Increase
Preferred equity investments	$150,410	Recent Transaction	Transaction Price	96.6% - 100.0% (96.7%)	Increase
	23,925	Yield Analysis	Market Yield	14.5% - 14.5% (14.5%)	Decrease
Common equity investments	$193,257	Market Approach	EBITDA Multiple	3.8x - 18.0x (7.6x)	Increase
	137,801	Recent Transaction	Transaction Price	100.0% - 100.0% (100.0%)	Increase

________________

(1)
Excludes Level 3 investments with an aggregate fair value amounting to $35,211, which the Company valued using indicative bid prices obtained from brokers.
(2)
Excludes Level 3 investments with an aggregate fair value amounting to $10,809, which the Company valued using indicative bid prices obtained from brokers.

Owl Rock Capital Corporation

Notes to Consolidated Financial Statements (Unaudited) - Continued

	As of December 31, 2020
($ in thousands)	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)	Impact to Valuation from an Increase in Input
First-lien senior secured debt investments	$7,542,232	Yield Analysis	Market Yield	4.9%-20.6% (9.1%)	Decrease
	847,254	Recent Transaction	Transaction Price	96.0% - 99.0% (98.5%)	Increase
Second-lien senior secured debt investments(1)	$1,638,587	Yield Analysis	Market Yield	5.2%-19.5% (10.3%)	Decrease
	253,705	Recent Transaction	Transaction Price	97.5% - 99.5% (98.1%)	Increase
	32,563	Collateral Analysis	Recovery Rate	24.0% - 24.0% (24.0%)	Increase
Unsecured debt investments	$54,450	Yield Analysis	Market Yield	8.1% - 9.3% (8.3%)	Decrease
	5,112	Recent Transaction	Transaction Price	98.5% - 98.5% (98.5%)	Increase
Preferred equity investments(2)	$22,157	Recent Transaction	Transaction Price	97.0% - 97.0% (97.0%)	Increase
Common equity investments(2)	$132,044	Market Approach	EBITDA Multiple	3.7x - 11.8x (5.4x)	Increase
	98,263	Recent Transaction	Transaction Price	100.0% - 100.0% (100.0%)	Increase

________________

(1)
Excludes investments with an aggregate fair value amounting to $24,848, which the Company valued using indicative bid prices obtained from brokers.
(2)
As of December 31, 2020, preferred equity investments and common equity investments were reported in aggregate as equity investments.

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

Owl Rock Capital Corporation

Notes to Consolidated Financial Statements (Unaudited) - Continued

Debt Not Carried at Fair Value

Fair value is estimated by discounting remaining payments using applicable current market rates, which take into account changes in the Company’s marketplace credit ratings, or market quotes, if available. The following table presents the carrying and fair values of the Company’s debt obligations as of June 30, 2021 and December 31, 2020.

	June 30, 2021		December 31, 2020
($ in thousands)	Net Carrying Value(1)	Fair Value	Net Carrying Value(2)	Fair Value
Revolving Credit Facility	$388,078	$388,078	$243,143	$243,143
SPV Asset Facility II	96,020	96,020	95,654	95,654
SPV Asset Facility III	274,103	274,103	373,238	373,238
SPV Asset Facility IV	152,613	152,613	291,644	291,644
CLO I	386,815	386,815	386,708	386,708
CLO II	256,972	256,972	257,686	257,686
CLO III	257,812	257,812	257,744	257,744
CLO IV	247,978	247,978	247,745	247,745
CLO V	194,064	194,064	194,128	194,128
CLO VI	258,184	258,184	—	—
2023 Notes	150,625	158,250	151,889	157,125
2024 Notes	412,873	437,000	418,372	433,000
2025 Notes	418,898	452,625	418,154	443,063
July 2025 Notes	492,901	528,750	492,095	520,000
2026 Notes	490,155	540,000	489,176	526,250
July 2026 Notes	976,541	1,042,500	975,346	1,012,500
2027 Notes	489,798	501,250	—	—
2028 Notes	439,307	446,625	—	—
Total Debt	$6,383,737	$6,619,639	$5,292,722	$5,439,628

________________

(1)
The carrying value of the Company’s Revolving Credit Facility, SPV Asset Facility II, SPV Asset Facility III, SPV Asset Facility IV, CLO I, CLO II, CLO III, CLO IV, CLO V, CLO VI, 2023 Notes, 2024 Notes, 2025 Notes, July 2025 Notes, 2026 Notes, July 2026 Notes, 2027 Notes and 2028 Notes are presented net of deferred financing costs of $8.7 million, $4.0 million, $0.9 million, $2.4 million, $3.2 million, $3.0 million, $2.2 million, $4.0 million, $1.9 million, $1.8 million, $0.8 million, $6.0 million, $6.1 million, $7.1 million, $9.8 million, $23.5 million, $10.6 million and $10.7 million, respectively.
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

The following table presents fair value measurements of the Company’s debt obligations as of June 30, 2021 and December 31, 2020:

($ in thousands)	June 30, 2021	December 31, 2020
Level 1	$—	$—
Level 2	3,948,750	2,934,813
Level 3	2,670,889	2,504,816
Total Debt	$6,619,639	$5,439,628

Financial Instruments Not Carried at Fair Value

As of June 30, 2021 and December 31, 2020, the carrying amounts of the Company’s assets and liabilities, other than investments at fair value and debt, approximate fair value due to their short maturities.

Owl Rock Capital Corporation

Notes to Consolidated Financial Statements (Unaudited) - Continued

Note 6. Debt

In accordance with the 1940 Act, with certain limitations, the Company is allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 150%. As of June 30, 2021 and December 31, 2020, the Company’s asset coverage was 187% and 206%, respectively.

Debt obligations consisted of the following as of June 30, 2021 and December 31, 2020:

	June 30, 2021
($ in thousands)	Aggregate Principal Committed	Outstanding Principal	Amount Available(1)	Net Carrying Value(2)
Revolving Credit Facility(3)(5)	$1,455,000	$396,825	$1,013,834	$388,078
SPV Asset Facility II	350,000	100,000	250,000	96,020
SPV Asset Facility III	500,000	275,000	225,000	274,103
SPV Asset Facility IV	250,000	155,000	95,000	152,613
CLO I	390,000	390,000	—	386,815
CLO II	260,000	260,000	—	256,972
CLO III	260,000	260,000	—	257,812
CLO IV	252,000	252,000	—	247,978
CLO V	196,000	196,000	—	194,064
CLO VI	260,000	260,000	—	258,184
2023 Notes(4)	150,000	150,000	—	150,625
2024 Notes(4)	400,000	400,000	—	412,873
2025 Notes	425,000	425,000	—	418,898
July 2025 Notes	500,000	500,000	—	492,901
2026 Notes	500,000	500,000	—	490,155
July 2026 Notes	1,000,000	1,000,000	—	976,541
2027 Notes(4)	500,000	500,000	—	489,798
2028 Notes	450,000	450,000	—	439,307
Total Debt	$8,098,000	$6,469,825	$1,583,834	$6,383,737

________________

(1)
The amount available reflects any limitations related to each credit facility’s borrowing base.
(2)
The carrying value of the Company’s Revolving Credit Facility, SPV Asset Facility II, SPV Asset Facility III, SPV Asset Facility IV, CLO I, CLO II, CLO III, CLO IV, CLO V, CLO VI, 2023 Notes, 2024 Notes, 2025 Notes, July 2025 Notes, 2026 Notes, July 2026 Notes, 2027 Notes and 2028 Notes are presented net of deferred financing costs of $8.7 million, $4.0 million, $0.9 million, $2.4 million, $3.2 million, $3.0 million, $2.2 million, $4.0 million, $1.9 million, $1.8 million, $0.8 million, $6.0 million, $6.1 million, $7.1 million, $9.8 million, $23.5 million, $10.6 million and $10.7 million respectively.
(3)
Includes the unrealized translation gain (loss) on borrowings denominated in foreign currencies.
(4)
Inclusive of change in fair market value of effective hedge.
(5)
The amount available is reduced by $44.3 million of outstanding letters of credit.

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
(5)
The amount available is reduced by $26.8 million of outstanding letters of credit.

For the three and six months ended June 30, 2021 and 2020, the components of interest expense were as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
($ in thousands)	2021	2020	2021	2020
Interest expense	$46,311	$32,723	$89,448	$66,305
Amortization of debt issuance costs	7,204	5,952	12,151	9,122
Net change in unrealized gain (loss) on effective interest rate swaps and hedged items(1)	930	510	922	(2,285)
Total Interest Expense	$54,445	$39,185	$102,521	$73,142
Average interest rate	3.0%	3.6%	3.1%	3.9%
Average daily borrowings	$6,093,156	$3,558,225	$5,713,867	$3,371,419

________________

(1)
Refer to the 2023 Notes, 2024 Notes and 2027 Notes for details on each facility’s interest rate swap.

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

Owl Rock Capital Corporation

Notes to Consolidated Financial Statements (Unaudited) - Continued

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

Owl Rock Capital Corporation

Notes to Consolidated Financial Statements (Unaudited) - Continued

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

On May 26, 2021, (the “SPV Asset Facility IV Amendment Date”), the parties to the SPV Asset Facility IV amended the SPV Asset Facility IV to extend the reinvestment period from August 2, 2021 until April 1, 2022 and to reduce the total commitments from $450,000,000 to $250,000,000.

From time to time, the Company expects to sell and contribute certain investments to ORCC Financing IV pursuant to a Sale and Contribution Agreement by and between the Company and ORCC Financing IV. No gain or loss will be recognized as a result of the contribution. Proceeds from the SPV Asset Facility IV will be used to finance the origination and acquisition of eligible assets by ORCC Financing IV, including the purchase of such assets from the Company. The Company retains a residual interest in assets contributed to or acquired by ORCC Financing IV through its ownership of ORCC Financing IV. The maximum principal amount of the Credit Facility is $250 million; the availability of this amount is subject to an overcollateralization ratio test, which is based on the value of ORCC Financing IV’s assets from time to time, and satisfaction of certain conditions, including an interest coverage ratio test, certain concentration limits and collateral quality tests.

The SPV Asset Facility IV provides for the ability to (1) draw term loans and (2) draw and redraw revolving loans under the SPV Asset Facility IV until the last day of the reinvestment period unless the revolving commitments are terminated or converted to term loans sooner as provided in the SPV Asset Facility IV (the “Commitment Termination Date”). Unless otherwise terminated, the SPV Asset Facility IV will mature on April 1, 2030 (the “SPV Asset Facility IV Stated Maturity”). Prior to the SPV Asset Facility IV Stated Maturity, proceeds received by ORCC Financing IV from principal and interest, dividends, or fees on assets must be used to pay fees, expenses and interest on outstanding borrowings, and the excess may be returned to the Company, subject to certain conditions. On the SPV Asset Facility IV Stated Maturity, ORCC Financing IV must pay in full all outstanding fees and expenses and all principal and interest on outstanding borrowings, and the excess may be returned to the Company.

Amounts drawn bear interest at LIBOR (or, in the case of certain lenders that are commercial paper conduits, the lower of their cost of funds and LIBOR plus 0.25%) plus a spread ranging from 2.15% to 2.40%. The Company predominantly borrows utilizing LIBOR rate loans, generally electing one-month LIBOR upon borrowing. From the Closing Date to the Commitment Termination Date, there is a commitment fee ranging from 0.50% to 0.75% per annum on the undrawn amount, if any, of the revolving commitments in the SPV Asset Facility IV. The SPV Asset Facility IV contains customary covenants, including certain financial maintenance covenants, limitations on the activities of ORCC Financing IV, including limitations on incurrence of incremental indebtedness, and customary events of default. The SPV Asset Facility IV is secured by a perfected first priority security interest in the assets of ORCC Financing IV and on any payments received by ORCC Financing IV in respect of those assets. Assets pledged to the Lenders will not be available to pay the debts of the Company.

CLOs

Owl Rock Capital Corporation

Notes to Consolidated Financial Statements (Unaudited) - Continued

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

Owl Rock Capital Corporation

Notes to Consolidated Financial Statements (Unaudited) - Continued

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

Owl Rock Capital Corporation

Notes to Consolidated Financial Statements (Unaudited) - Continued

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

Owl Rock Capital Corporation

Notes to Consolidated Financial Statements (Unaudited) - Continued

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

Concurrently with the issuance of the CLO IV Secured Notes, the CLO IV Issuer issued approximately $186.9 million of subordinated securities in the form of 186,900 preferred shares at an issue price of U.S.$1,000 per share (the “CLO IV Preferred Shares”). The CLO IV Preferred Shares were issued by the CLO IV Issuer as part of its issued share capital and are not secured by the collateral securing the CLO IV Secured Notes. The Company purchased all of the CLO IV Preferred Shares, and as such, these securities are eliminated in consolidation. The Company acts as retention holder in connection with the CLO IV Transaction for the purposes of satisfying certain U.S. and European Union regulations requiring sponsors of securitization transactions to retain exposure to the performance of the securitized assets and as such is required to retain a portion of the CLO IV Preferred Shares.

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

Owl Rock Capital Corporation

Notes to Consolidated Financial Statements (Unaudited) - Continued

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

Concurrently with the issuance of the CLO V Secured Notes, the CLO V Issuer issued approximately $149.45 million of subordinated securities in the form of 149,450 preferred shares at an issue price of U.S.$1,000 per share (the “CLO V Preferred Shares”). The CLO V Preferred Shares were issued by the CLO V Issuer as part of its issued share capital and are not secured by the collateral securing the CLO V Secured Notes. The Company purchased all of the CLO V Preferred Shares, and as such, these securities are eliminated in consolidation. The Company acts as retention holder in connection with the CLO V Transaction for the purposes of satisfying certain U.S. and European Union regulations requiring sponsors of securitization transactions to retain exposure to the performance of the securitized assets and as such is required to retain a portion of the CLO V Preferred Shares.

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

Owl Rock Capital Corporation

Notes to Consolidated Financial Statements (Unaudited) - Continued

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

Concurrently with the issuance of the CLO VI Secured Notes, the CLO VI Issuer issued approximately $137.78 million of subordinated securities in the form of 137,775 preferred shares at an issue price of U.S.$1,000 per share (the “CLO VI Preferred Shares”). The CLO VI Preferred Shares were issued by the CLO VI Issuer as part of its issued share capital and are not secured by the collateral securing the CLO VI Secured Notes. The Company purchased all of the CLO VI Preferred Shares, and as such, these securities are eliminated in consolidation. The Company acts as retention holder in connection with the CLO VI Transaction for the purposes of satisfying certain U.S., United Kingdom and European Union regulations requiring sponsors of securitization transactions to retain exposure to the performance of the securitized assets and as such is required to retain a portion of the CLO VI Preferred Shares.

As part of the CLO VI Transaction, the Company entered into a loan sale agreement with the CLO VI Issuer dated as of the CLO VI Closing Date, which provides for the sale and contribution of approximately $205.6 million par amount of middle market loans from the Company to the CLO VI Issuer on the CLO VI Closing Date and for future sales from the Company to the CLO VI Issuer on an ongoing basis. Such loans constitute part of the initial portfolio of assets securing the CLO VI Secured Notes. The remainder of the initial portfolio assets securing the CLO VI Secured Notes consists of approximately $164.7 million par amount of middle market loans purchased by the CLO VI Issuer from ORCC Financing IV LLC, a wholly-owned subsidiary of the Company, under an additional loan sale agreement executed on the CLO VI Closing Date between the Issuer and ORCC Financing IV LLC. The Company and ORCC Financing IV LLC each made customary representations, warranties, and covenants to the Issuer under the applicable loan sale agreement.

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

In connection with the offering of the 2023 Notes, on December 21, 2017 the Company entered into a centrally cleared interest rate swap.  The notional amount of the interest rate swap is $150 million. The Company will receive fixed rate interest semi-annually at 4.75% and pay variable rate interest monthly based on 1-month LIBOR plus 2.545%. The interest rate swap matures on December 21, 2021. For the three and six months ended June 30, 2021, the Company made periodic payments of $1.0 million and $2.0 million, respectively. For the three and six months ended June 30, 2020, the Company made periodic payments of $1.2 million and $2.8 million, respectively. The interest expense related to the 2023 Notes is equally offset by the proceeds received from the interest rate swap. The swap adjusted interest expense is included as a component of interest expense on the Company’s Consolidated Statements of Operations. As of June 30, 2021 and December 31, 2020, the interest rate swap had a fair value of $1.5 million and $3.0 million, respectively. Depending on the nature of the balance at period end, the fair value of the interest rate swap is either included as a component of accrued expenses and other liabilities or prepaid expenses and other assets on the Company’s Consolidated Statements of Assets and Liabilities. The change in fair value of the interest rate swap is offset by the change in fair value of the 2023 Notes, with the remaining difference included as a component of interest expense on the Consolidated Statements of Operations.

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

In connection with the issuance of the 2024 Notes, on April 10, 2019 the Company entered into centrally cleared interest rate swaps. The notional amount of the interest rate swaps is $400 million. The Company will receive fixed rate interest at 5.25% and pay variable rate interest based on one-month LIBOR plus 2.937%. The interest rate swaps mature on April 10, 2024. For the three and six months ended June 30, 2021, the Company made periodic payments of $4.3 million and $4.3 million, respectively. For the three and six months ended June 30, 2020, the Company made periodic payments of $9.3 million and $9.3 million, respectively. The interest expense related to the 2024 Notes is equally offset by the proceeds received from the interest rate swaps. The swap adjusted interest expense is included as a component of interest expense on the Company’s Consolidated Statements of Operations. As of June 30, 2021 and December 31, 2020, the interest rate swap had a fair value of $19.9 million and $26.9 million, respectively. Depending on the nature of the balance at period end, the fair value of the interest rate swap is either included as a component of accrued expenses and other liabilities or prepaid expenses and other assets on the Company’s Consolidated Statements of Assets and Liabilities. The change in fair value of the interest rate swap is offset by the change in fair value of the 2024 Notes, with the remaining difference included as a component of interest expense on the Consolidated Statements of Operations.

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

In connection with the issuance of the 2027 Notes, on April 26, 2021, the Company entered into centrally cleared interest rate swaps. The notional amount of the interest rate swaps is $500 million. The Company will receive fixed rate interest at 2.625% and pay variable rate interest based on one-month LIBOR plus 1.655%. The interest rate swaps mature on January 15, 2027. For the three and six months ended June 30, 2021 and June 30, 2020, the Company made no periodic payments. The interest expense related to the 2027 Notes is equally offset by the proceeds received from the interest rate swaps. The swap adjusted interest expense is included as a component of interest expense on the Company’s Consolidated Statements of Operations. As of June 30, 2021, the interest rate swap had a fair value of $(7.7) thousand. Depending on the nature of the balance at period end, the fair value of the interest rate swap is either included as a component of accrued expenses and other liabilities or prepaid expenses and other assets on the Company’s Consolidated Statements of Assets and Liabilities. The change in fair value of the interest rate swap is offset by the change in fair value of the 2027 Notes, with the remaining difference included as a component of interest expense on the Consolidated Statements of Operations.

2028 Notes

On June 11, 2021, the Company issued $450 million aggregate principal amount of notes that mature on June 11, 2028 (the “2028 Notes”). The 2028 Notes bear interest at a rate of 2.875% per year, payable semi-annually on June 11 and December 11, of each year, commencing on December 11, 2021. The Company may redeem some or all of the 2028 Notes at any time, or from time to time, at a redemption price equal to the greater of (1) 100% of the principal amount of the 2028 Notes to be redeemed or (2) the sum of the present values of the remaining scheduled payments of principal and interest (exclusive of accrued and unpaid interest to the date of redemption) on the 2028 Notes to be redeemed, discounted to the redemption date on a semi-annual basis (assuming a 360-day year consisting of twelve 30-day months) using the applicable Treasury Rate plus 30 basis points, plus, in each case, accrued and unpaid interest to the redemption date; provided, however, that if the Company redeems any 2028 Notes on or after April 11, 2028 (the date falling two months prior to the maturity date of the 2028 Notes), the redemption price for the 2028 Notes will be equal to 100% of the principal amount of the 2028 Notes to be redeemed, plus accrued and unpaid interest, if any, to, but excluding, the date of redemption.

Owl Rock Capital Corporation

Notes to Consolidated Financial Statements (Unaudited) - Continued

Note 7. Commitments and Contingencies

Portfolio Company Commitments

From time to time, the Company may enter into commitments to fund investments. As of June 30, 2021 and December 31, 2020, the Company had the following outstanding commitments to fund investments in current portfolio companies:

Portfolio Company	Investment	June 30, 2021	December 31, 2020
($ in thousands)
3ES Innovation Inc. (dba Aucerna)	First lien senior secured revolving loan	$3,893	$3,893
Accela, Inc.	First lien senior secured revolving loan	3,000	3,000
Amspec Services Inc.	First lien senior secured revolving loan	12,109	14,462
Apptio, Inc.	First lien senior secured revolving loan	1,667	2,779
Aramsco, Inc.	First lien senior secured revolving loan	8,378	8,378
Ardonagh Midco 3 PLC	First lien senior secured delayed draw term loan	—	16,950
Associations, Inc.	First lien senior secured delayed draw term loan	866	866
AxiomSL Group, Inc.	First lien senior secured revolving loan	9,341	9,341
Barracuda Dental LLC (dba National Dentex)	First lien senior secured delayed draw term loan	9,366	30,437
Barracuda Dental LLC (dba National Dentex)	First lien senior secured revolving loan	7,961	5,854
BCTO BSI Buyer, Inc. (dba Buildertrend)	First lien senior secured revolving loan	5,357	5,357
BIG Buyer, LLC	First lien senior secured delayed draw term loan	12,393	5,625
BIG Buyer, LLC	First lien senior secured revolving loan	3,750	2,000
Blend Labs, Inc.	First lien senior secured revolving loan	7,500	—
BP Veraison Holdings, LLC (dba Sun World)	First lien senior secured delayed draw term loan	29,054	—
BP Veraison Holdings, LLC (dba Sun World)	First lien senior secured revolving loan	8,716	—
Caiman Merger Sub LLC (dba City Brewing)	First lien senior secured revolving loan	—	12,881
Centrify Corporation	First lien senior secured revolving loan	6,817	—
ConnectWise, LLC	First lien senior secured revolving loan	18,754	15,004
Definitive Healthcare Holdings, LLC	First lien senior secured delayed draw term loan	30,702	35,651
Definitive Healthcare Holdings, LLC	First lien senior secured revolving loan	9,360	10,870
Douglas Products and Packaging Company LLC	First lien senior secured revolving loan	2,119	6,055
Dodge Data & Analytics LLC	First lien senior secured revolving loan	1,888	—
Endries Acquisition, Inc.	First lien senior secured revolving loan	27,000	27,000
Entertainment Benefits Group, LLC	First lien senior secured revolving loan	1,304	1,104
Evolution BuyerCo, Inc. (dba SIAA)	First lien senior secured delayed draw term loan	21,419	—
Evolution BuyerCo, Inc. (dba SIAA)	First lien senior secured revolving loan	10,709	—
Forescout Technologies, Inc.	First lien senior secured revolving loan	5,345	5,345
Galls, LLC	First lien senior secured revolving loan	645	11,204
Gaylord Chemical Company, L.L.C.	First lien senior secured revolving loan	13,202	—
GC Agile Holdings Limited (dba Apex Fund Services)	First lien senior secured revolving loan	5,193	6,924
Gerson Lehrman Group, Inc.	First lien senior secured revolving loan	21,563	21,563

Owl Rock Capital Corporation

Notes to Consolidated Financial Statements (Unaudited) - Continued

Portfolio Company	Investment	June 30, 2021	December 31, 2020
Granicus, Inc.	First lien senior secured delayed draw term loan	3,064	—
Granicus, Inc.	First lien senior secured revolving loan	1,187	2,636
H&F Opportunities LUX III S.À R.L (dba Checkmarx)	First lien senior secured revolving loan	16,250	16,250
Hercules Borrower, LLC (dba The Vincit Group)	First lien senior secured revolving loan	20,916	20,916
HGH Purchaser, Inc. (dba Horizon Services)	First lien senior secured delayed draw term loan	38,637	5,346
HGH Purchaser, Inc. (dba Horizon Services)	First lien senior secured revolving loan	8,748	8,748
Hometown Food Company	First lien senior secured revolving loan	4,235	3,671
Ideal Tridon Holdings, Inc.	First lien senior secured revolving loan	5,727	4,828
Individual Foodservice Holdings, LLC	First lien senior secured delayed draw term loan	21,449	25,781
Individual Foodservice Holdings, LLC	First lien senior secured revolving loan	19,650	18,465
Instructure, Inc.	First lien senior secured revolving loan	5,554	5,554
Integrity Marketing Acquisition, LLC	First lien senior secured revolving loan	14,832	14,832
Intelerad Medical Systems Incorporated (fka 11849573 Canada Inc.)	First lien senior secured delayed draw term loan	2,154	—
Intelerad Medical Systems Incorporated (fka 11849573 Canada Inc.)	First lien senior secured revolving loan	4,530	4,530
Interoperability Bidco, Inc.	First lien senior secured delayed draw term loan	—	8,000
Interoperability Bidco, Inc.	First lien senior secured revolving loan	4,000	—
IQN Holding Corp. (dba Beeline)	First lien senior secured revolving loan	22,672	22,672
KWOR Acquisition, Inc. (dba Worley Claims Services)	First lien senior secured delayed draw term loan	—	2,063
KWOR Acquisition, Inc. (dba Alacrity Solutions)	First lien senior secured revolving loan	5,200	5,200
Lazer Spot G B Holdings, Inc.	First lien senior secured revolving loan	26,833	26,833
Lightning Midco, LLC (dba Vector Solutions)	First lien senior secured revolving loan	—	8,953
Litera Bidco LLC	First lien senior secured revolving loan	5,738	5,738
Litera Bidco LLC	First lien senior secured delayed draw term loan	5,176	—
Lytx, Inc.	First lien senior secured delayed draw term loan	14,092	14,092
Mavis Tire Express Services Corp.	Second lien senior secured delayed draw term loan	—	11,376
Milan Laser Holdings LLC	First lien senior secured revolving loan	2,078	—
MINDBODY, Inc.	First lien senior secured revolving loan	6,071	6,071
Nelipak Holding Company	First lien senior secured revolving loan	2,948	2,948
Nelipak Holding Company	First lien senior secured revolving loan	7,840	7,597
NMI Acquisitionco, Inc. (dba Network Merchants)	First lien senior secured revolving loan	646	646
Norvax, LLC (dba GoHealth)	First lien senior secured revolving loan	12,273	12,273
Nutraceutical International Corporation	First lien senior secured revolving loan	13,578	13,578
Patriot Acquisition TopCo S.A.R.L (dba Corza Health, Inc.)	First lien senior secured revolving loan	13,538	—
Peter C. Foy & Associated Insurance Services, LLC	First lien senior secured delayed draw term loan	15,648	37,955

Owl Rock Capital Corporation

Notes to Consolidated Financial Statements (Unaudited) - Continued

Portfolio Company	Investment	June 30, 2021	December 31, 2020
Peter C. Foy & Associated Insurance Services, LLC	First lien senior secured revolving loan	8,258	8,194
PCF Holdco, LLC	Class A Units	17,239	—
Pluralsight, LLC	First lien senior secured revolving loan	6,235	—
Professional Plumbing Group, Inc.	First lien senior secured revolving loan	5,757	5,757
Project Power Buyer, LLC (dba PEC-Veriforce)	First lien senior secured revolving loan	3,188	3,188
QC Supply, LLC	First lien senior secured revolving loan	1,150	633
Reef Global, Inc. (fka Cheese Acquisition, LLC)	First lien senior secured revolving loan	5,377	5,377
Refresh Parent Holdings, Inc.	First lien senior secured delayed draw term loan	8,233	29,482
Refresh Parent Holdings, Inc.	First lien senior secured revolving loan	10,776	7,716
Relativity ODA LLC	First lien senior secured revolving loan	7,333	—
RSC Acquisition, Inc (dba Risk Strategies)	First lien senior secured revolving loan	607	1,702
Quva Pharma, Inc.	First lien senior secured revolving loan	4,000	—
Safety Products/JHC Acquisition Corp. (dba Justrite Safety Group)	First lien senior secured delayed draw term loan	—	924
Sara Lee Frozen Bakery, LLC (fka KSLB Holdings, LLC)	First lien senior secured revolving loan	960	4,440
Sonny's Enterprises LLC	First lien senior secured revolving loan	17,968	17,969
Sonny's Enterprises LLC	First lien senior secured delayed draw term loan	5,503	—
Swipe Acquisition Corporation (dba PLI)	First lien senior secured delayed draw term loan	13,345	18,461
Swipe Acquisition Corporation (dba PLI)	Letter of Credit	7,118	7,118
TC Holdings, LLC (dba TrialCard)	First lien senior secured revolving loan	7,685	7,685
THG Acquisition, LLC (dba Hilb)	First lien senior secured delayed draw term loan	31,138	36,302
THG Acquisition, LLC (dba Hilb)	First lien senior secured revolving loan	8,608	8,608
Thunder Purchaser, Inc. (dba Vector Solutions)	First lien senior secured delayed draw term loan	10,966	—
Thunder Purchaser, Inc. (dba Vector Solutions)	First lien senior secured revolving loan	3,838	—
Trader Interactive, LLC (fka Dominion Web Solutions, LLC)	First lien senior secured revolving loan	6,387	4,471
Troon Golf, L.L.C.	First lien senior secured revolving loan	14,426	14,426
TSB Purchaser, Inc. (dba Teaching Strategies, Inc.)	First lien senior secured revolving loan	4,239	4,239
Ultimate Baked Goods Midco, LLC	First lien senior secured revolving loan	3,685	4,638
Valence Surface Technologies LLC	First lien senior secured delayed draw term loan	—	6,000
Valence Surface Technologies LLC	First lien senior secured revolving loan	4,000	10,000
Velocity HoldCo III Inc. (dba Velocity EHS)	First lien senior secured revolving loan	1,340	—
WU Holdco, Inc. (dba Weiman Products, LLC)	First lien senior secured revolving loan	11,139	10,739
WU Holdco, Inc. (dba Weiman Products, LLC)	First lien senior secured delayed draw term loan	14,830	—
Wingspire Capital Holdings LLC	LLC Interest	76,962	82,462
Total Unfunded Portfolio Company Commitments		$946,925	$880,626

As of June 30, 2021, the Company believed they had adequate financial resources to satisfy the unfunded portfolio company commitments.

Other Commitments and Contingencies

In connection with the IPO, on July 22, 2019, the Company entered into the Company 10b5-1 Plan, to acquire up to $150 million in the aggregate of the Company’s common stock at prices below its net asset value per share over a specified period, in accordance with the

Owl Rock Capital Corporation

Notes to Consolidated Financial Statements (Unaudited) - Continued

guidelines specified in Rule 10b-18 and Rule 10b5-1 of the Exchange Act. Under the Company 10b5-1 Plan, Goldman, Sachs & Co., as agent, acquired 12,515,624 shares for approximately $150 million. The Company 10b5-1 Plan commenced on August 19, 2019 and was exhausted on August 4, 2020.

On November 3, 2020, the Board approved a repurchase program (the “Repurchase Plan”) under which the Company may repurchase up to $100 million of the Company’s outstanding common stock. Under the program, purchases may be made at management’s discretion from time to time in open-market transactions, in accordance with all applicable securities laws and regulations. Unless extended by the Board, the repurchase program will terminate 12-months from the date it was approved. As of June 30, 2021, no repurchases were made under the Repurchase Plan.

From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of its business. At June 30, 2021, management was not aware of any material pending or threatened litigation that would require accounting recognition or financial statement disclosure.

Note 8. Net Assets

Equity Issuances

On March 1, 2016, the Company issued 100 common shares for $1,500 to the Adviser.

There were no sales of the Company’s common stock during the three and six months ended June 30, 2021 and 2020.

Distributions

The following table reflects the distributions declared on shares of the Company’s common stock during the six months ended June 30, 2021:

	June 30, 2021
Date Declared	Record Date	Payment Date	Distribution per Share
May 5, 2021	June 30, 2021	August 13, 2021	$0.31
February 23, 2021	March 31, 2021	May 14, 2021	$0.31

The following table reflects the distributions declared on shares of the Company’s common stock during the six months ended June 30, 2020:

	June 30, 2020
Date Declared	Record Date	Payment Date	Distribution per Share
May 5, 2020	June 30, 2020	August 14, 2020	$0.31
May 28, 2019 (special dividend)	June 30, 2020	August 14, 2020	$0.08
February 19, 2020	March 31, 2020	May 15, 2020	$0.31
May 28, 2019 (special dividend)	March 31, 2020	May 15, 2020	$0.08

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

Owl Rock Capital Corporation

Notes to Consolidated Financial Statements (Unaudited) - Continued

The following table reflects the common stock issued pursuant to the dividend reinvestment plan during the six months ended June 30, 2021:

Date Declared	Record Date	Payment Date	Shares
February 23, 2021	March 31, 2021	May 14, 2021	815,703
November 4, 2020	December 31, 2020	January 19, 2021	1,435,099

The following table reflects the common stock issued pursuant to the dividend reinvestment plan during the six months ended June 30, 2020:

Date Declared	Record Date	Payment Date	Shares
February 19, 2020	March 31, 2020	May 15, 2020	2,249,543
October 30, 2019	December 31, 2019	January 31, 2020	2,823,048

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

Owl Rock Capital Corporation

Notes to Consolidated Financial Statements (Unaudited) - Continued

On November 3, 2020, the Board approved a repurchase program under which the Company may repurchase up to $100 million of the Company’s outstanding common stock. Under the program, purchases may be made at management’s discretion from time to time in open-market transactions, in accordance with all applicable securities laws and regulations. Unless extended by the Board, the repurchase program will terminate 12-months from the date it was approved. As of June 30, 2021, no repurchases were made under the Repurchase Plan.

Note 9. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per common share for the three and six months ended June 30, 2021 and 2020:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
($ in thousands, except per share amounts)	2021	2020	2021	2020
Increase (decrease) in net assets resulting from operations	$150,180	$303,619	$308,025	$(8,971)
Weighted average shares of common stock outstanding—basic and diluted	391,832,048	385,469,952	391,475,389	389,455,832
Earnings per common share-basic and diluted	$0.38	$0.79	$0.79	$(0.02)

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

For the three and six months ended June 30, 2021, the Company recorded U.S. federal income tax expense/(benefit) of $0.2 million and $1.3 million, respectively, including U.S. federal excise tax expense/(benefit) of $(0.2) million and $21.6 thousand, respectively. For the three and six months ended June 30, 2020, the Company recorded expenses (benefit) of $(0.7) million and $1.4 million for U.S. federal excise tax, respectively.

Taxable Subsidiaries

Certain of the Company’s consolidated subsidiaries are subject to U.S. federal and state corporate-level income taxes. For the three and six months ended June 30, 2021, the Company recorded a net tax expense of approximately $0.4 million and $1.3 million for taxable subsidiaries. For the three and six months ended June 30, 2020, the the Company did not record a net tax expense for taxable subsidiaries.

The Company recorded a net deferred tax liability of $7.1 million and $3.7 million as of June 30, 2021 and December 31, 2020, respectively, for taxable subsidiaries, which is significantly related to GAAP to tax outside basis differences in the taxable subsidiaries' investment in certain partnership interests.

Owl Rock Capital Corporation

Notes to Consolidated Financial Statements (Unaudited) - Continued

Note 11. Financial Highlights

The following are the financial highlights for a common share outstanding during the six months ended June 30, 2021 and 2020:

	For the Six Months Ended June 30,
($ in thousands, except share and per share amounts)	2021	2020
Per share data:
Net asset value, beginning of period	$14.74	$15.24
Net investment income(1)	0.57	0.71
Net realized and unrealized gain (loss)	0.21	(0.73)
Total from operations	0.78	(0.02)
Repurchase of common shares(2)	-	0.08
Distributions declared from earnings(2)	(0.62)	(0.78)
Total increase (decrease) in net assets	0.16	(0.72)
Net asset value, end of period	$14.90	$14.52
Shares outstanding, end of period	392,217,490	384,686,586
Per share market value at end of period	$14.27	12.33
Total Return, based on market value(3)	17.6%	(26.9)%
Total Return, based on net asset value(4)	5.3%	1.0%
Ratios / Supplemental Data(5)(7)
Ratio of total expenses to average net assets(6)	8.6%	4.8%
Ratio of net investment income to average net assets	7.7%	9.1%
Net assets, end of period	$5,842,264	$5,585,763
Weighted-average shares outstanding	391,475,389	389,455,832
Total capital commitments, end of period	N/A	N/A
Ratio of total contributed capital to total committed capital, end of period	N/A	N/A
Portfolio turnover rate	12.6%	7.1%

__________________

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
(6)
Prior to the management and incentive fee waivers, the total expenses to average net assets for the six months ended June 30, 2020 was 7.1%.
(7)
The ratios reflect an annualized amount.

Note 12. Subsequent Events

In preparing these financial statements, the Company has evaluated events and transactions for potential recognition or disclosure through the date of issuance. There are no subsequent events to disclose except for the following:

On July 8, 2021, the parties to the SPV Asset Facility II amended the SPV Asset Facility II to, among other things, extend the reinvestment period and the stated maturity, adjust the applicable margin for the revolving and term loan commitments and adjust the commitment fees payable by the Company.

On July 9, 2021 the Company completed a $440.5 million term debt securitization refinancing. As part of the refinancing the CLO IV Issuer issued the following classes of notes: (i) $252 million of AAA(sf) Class A-1-R Notes, which bear interest at three-month LIBOR plus 1.60% and (ii) $40.5 million of AA(sf) Class A-2-R Notes, which bear interest at three-month LIBOR plus 1.90%. The Company retained 148,000 preferred shares of the CLO IV Issuer. Following the refinancing, the reinvestment period was extended to August 20, 2025 and the maturity date was extended to August 20, 2033.

On August 3, 2021, the Board declared a distribution of $0.31 per share for shareholders of record on September 30, 2021 payable on or before November 15, 2021.

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

We are managed by Owl Rock Capital Advisors LLC (“the Adviser” or “our Adviser”). The Adviser is registered with the U.S. Securities and Exchange Commission (the “SEC”) as an investment adviser under the Investment Advisers Act of 1940, as amended (the "Advisers Act"), an indirect subsidiary of Blue Owl Capital, Inc. ("Blue Owl") (NYSE: OWL) and part of Owl Rock, a division of Blue Owl focused on direct lending. Subject to the overall supervision of our board of directors (“the Board” or “our Board”), the Adviser manages our day-to-day operations, and provides investment advisory and management services to us. The Adviser or its affiliates may engage in certain origination activities and receive attendant arrangement, structuring or similar fees. The Adviser is responsible for managing our business and activities, including sourcing investment opportunities, conducting research, performing diligence on potential investments, structuring our investments, and monitoring our portfolio companies on an ongoing basis through a team of investment professionals. The Board consists of six directors, five of whom are independent.

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

The Adviser also serves as investment adviser to Owl Rock Capital Corporation II and Owl Rock Core Income Corp.

Blue Owl consists of two divisions: Owl Rock, which focuses on direct lending and Dyal, which focuses on providing capital to institutional alternative asset managers. Owl Rock is comprised of the Adviser, Owl Rock Technology Advisors LLC (“ORTA”), Owl Rock Capital Private Fund Advisors LLC (“ORPFA”) and Owl Rock Diversified Advisors LLC (“ORDA” and together with the Adviser, ORTA, ORPFA and ORDA, the "Owl Rock Advisers"), which also are investment advisers.

We may be prohibited under the 1940 Act from participating in certain transactions with our affiliates without the prior approval of our directors who are not interested persons and, in some cases, the prior approval of the SEC. We, our Adviser and certain affiliates have been granted exemptive relief by the SEC to permit us to co-invest with other funds managed by our Adviser or certain of its affiliates, in a manner consistent with our investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors. Pursuant to such exemptive relief, we generally are permitted to co-invest with certain of our affiliates if a “required majority” (as defined in Section 57(o) of the 1940 Act of our independent directors make certain conclusions in connection with a co-investment transaction, including that (1) the terms of the transactions, including the consideration to be paid, are reasonable and fair to us and our shareholders and do not involve overreaching by us or our shareholders on the part of any person concerned, (2) the transaction is consistent with the interests of our shareholders and is consistent with our investment objective and strategies, (3) the investment by our affiliates would not disadvantage us, and our participation would not be on a basis different from or less advantageous than that on which our affiliates are investing and (4) the proposed investment by us would not benefit our Adviser or its affiliates or any affiliated person of any of them (other than the parties to the transaction), except to the extent permitted by the exemptive relief and applicable law, including the limitations set forth in Section 57(k) of the 1940 Act. In addition, pursuant to an exemptive order issued by the SEC on April 8, 2020 and applicable to all BDCs, through December 31, 2020, we were permitted, subject to the satisfaction of certain conditions, to complete follow-on investments in our existing portfolio companies with certain private funds managed by the Adviser or its affiliates and covered by our exemptive relief, even if such private funds had not previously invested in such existing portfolio company. Without this order, private funds would generally not be able to participate in such follow-on investments with us unless the private funds had previously acquired securities of the portfolio company in a co-investment transaction with us. Although the conditional exemptive order has expired, the SEC’s Division of Investment Management has indicated that until March 31, 2022, it will not recommend enforcement action, to the extent that any BDC with an existing coinvestment order continues to engage in certain transactions described in the conditional exemptive order, pursuant to the same terms and conditions described therein. The Owl Rock Advisers’ investment allocation policy seeks to ensure equitable allocation of investment opportunities over time between us and other funds managed by our Adviser or its affiliates. As a result of the exemptive relief, there could be significant overlap in our investment portfolio and the investment portfolio of other funds managed by Owl Rock that could avail themselves of the exemptive relief and that have an investment objective similar to ours.

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

We have and continue to assess the impact of COVID-19 on our portfolio companies. We cannot predict the full impact of the COVID-19 pandemic, including its duration in the United States and worldwide, the effectiveness of governmental responses designed to mitigate strain to businesses and the economy and the magnitude of the economic impact of the outbreak. The COVID-19 pandemic and preventative measures taken to contain or mitigate its spread have caused, and are continuing to cause, business shutdowns and cancellations of events and travel. In addition, while consumer demand for goods and services has begun to rebound, we continue to see reductions in business activity and financial transactions, supply chain interruptions and overall economic and financial market instability both globally and in the United States. Such effects will likely continue for the duration of the pandemic, which is uncertain, and for some period thereafter.

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

Our Investment Framework

We are a Maryland corporation organized primarily to originate and make loans to, and make debt and equity investments in, U.S. middle market companies. Our investment objective is to generate current income, and to a lesser extent, capital appreciation by targeting investment opportunities with favorable risk-adjusted returns. Since our Adviser and its affiliates began investment activities in April 2016 through June 30, 2021, our Adviser and its affiliates have originated $34.8 billion aggregate principal amount of investments, of which $32.8 billion of aggregate principal amount of investments prior to any subsequent exits or repayments, was retained by either us or a corporation or fund advised by our Adviser or its affiliates. We seek to generate current income primarily in U.S. middle market companies through direct originations of senior secured loans or originations of unsecured loans, subordinated loans or mezzanine loans and, to a lesser extent, investments in equity and equity-related securities including warrants, preferred stock and similar forms of senior equity.

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

We expect that generally our portfolio composition will be majority debt or income producing securities, which may include “covenant-lite” loans (as defined below), with a lesser allocation to equity or equity-linked opportunities. In addition, we may invest a portion of our portfolio in opportunistic investments, which will not be our primary focus, but will be intended to enhance returns to our shareholders. These investments may include high-yield bonds and broadly-syndicated loans, including publicly traded debt instruments. In addition, we generally do not intend to invest more than 20% of our total assets in companies whose principal place of business is outside the United States, although we do not generally intend to invest in companies whose principal place of business is in an emerging market. Our portfolio composition may fluctuate from time to time based on market conditions and interest rates.

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

As of June 30, 2021, our average debt investment size in each of our portfolio companies was approximately $90.5 million based on fair value. As of June 30, 2021, our portfolio companies, excluding the investment in ORCC SLF and certain investments that fall outside of our typical borrower profile and represent 90.2% of our total debt portfolio based on fair value, had weighted average annual revenue of $482 million and weighted average annual EBITDA of $106 million.

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

Revenues

We generate revenues primarily in the form of interest income from the investments we hold. In addition, we generate income from dividends on either direct equity investments or equity interests obtained in connection with originating loans, such as options, warrants or conversion rights. Our debt investments typically have a term of three to ten years. As of June 30, 2021, 99.9% of our debt investments based on fair value bear interest at a floating rate, subject to interest rate floors, in certain cases. Interest on our debt investments is generally payable either monthly or quarterly.

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

Portfolio and Investment Activity

As of June 30, 2021, based on fair value, our portfolio consisted of 76.2% first lien senior secured debt investments (of which 39% we consider to be unitranche debt investments (including “last out” portions of such loans)), 16.5% second lien senior secured debt investments, 1.6% unsecured investments, 1.5% preferred equity investments, 2.8% common equity investments and 1.4% investment funds and vehicles.

As of June 30, 2021, our weighted average total yield of the portfolio at fair value and amortized cost was 8.1% and 8.0%, respectively, and our weighted average yield of accruing debt and income producing securities at fair value and amortized cost was 8.3% and 8.2%, respectively.

As of June 30, 2021, we had investments in 129 portfolio companies with an aggregate fair value of $11.9 billion.

Based on current market conditions, the pace of our investment activities, including originations and repayments, may vary. Currently, the strength of the financing and merger and acquisitions markets, coupled with the improved operational and financial performance of portfolio companies as COVID restrictions have eased, has led to increased originations and an active pipeline of investment opportunities and an increased demand for large unitranche debt investments.

Our investment activity for the three months ended June 30, 2021 and 2020 is presented below (information presented herein is at par value unless otherwise indicated).

	For the Three Months Ended June 30,
($ in thousands)	2021	2020(3)
New investment commitments
Gross originations	$1,623,008	401,202
Less: Sell downs	(44,875)	(58,500)
Total new investment commitments	$1,578,133	$342,702
Principal amount of investments funded:
First-lien senior secured debt investments	$816,633	$295,586
Second-lien senior secured debt investments	360,595	3,125
Unsecured debt investments	—	9,300
Preferred equity investments	152,964	—
Common equity investments	15,182	—
Investment funds and vehicles	60,251	—
Total principal amount of investments funded	$1,405,625	$308,011
Principal amount of investments sold or repaid:
First-lien senior secured debt investments	$(558,122)	$(123,519)
Second-lien senior secured debt investments	(179,705)	(42,000)
Unsecured debt investments	—	—
Preferred Equity investments	—	—
Common Equity investments	(4,827)	—
Investment funds and vehicles	—	—
Total principal amount of investments sold or repaid	$(742,654)	$(165,519)
Number of new investment commitments in new portfolio companies(1)	16	3
Average new investment commitment amount	75,769	$95,456
Weighted average term for new debt investment commitments (in years)	6.4	5.3
Percentage of new debt investment commitments at floating rates	100.0%	67.2%
Percentage of new debt investment commitments at fixed rates	0.0%	32.8%
Weighted average interest rate of new debt investment commitments(2)	7.6%	7.9%
Weighted average spread over LIBOR of new floating rate debt investment commitments	6.7%	7.4%

________________

(1)
Number of new investment commitments represents commitments to a particular portfolio company.
(2)
Assumes each floating rate commitment is subject to the greater of the interest rate floor (if applicable) or 3-month LIBOR, which was 0.15% and 0.30% as of June 30, 2021 and 2020, respectively.
(3)
As of June 30, 2020, preferred equity investments and common equity investments were reported in aggregate as equity investments.

As of June 30, 2021 and December 31, 2020, our investments consisted of the following:

	June 30, 2021			December 31, 2020
($ in thousands)	Amortized Cost		Fair Value	Amortized Cost		Fair Value
First-lien senior secured debt investments	$9,092,146	(3)	$9,067,995	$8,483,799	(3)	$8,404,754
Second-lien senior secured debt investments	1,952,165		1,960,154	2,035,151		2,000,471
Unsecured debt investments	189,061		194,928	56,473		59,562
Preferred equity investments(4)	174,454		174,335	22,163		22,157
Common equity investments(1)(4)	299,381		342,513	223,295		249,582
Investment funds and vehicles(2)	170,088		166,947	107,837		105,546
Total Investments	$11,877,295		$11,906,872	$10,928,718		$10,842,072

________________

(1)
Includes investment in Wingspire.
(2)
Includes investment in ORCC SLF.
(3)
39% and 37% of which we consider unitranche loans as of June 30, 2021 and December 31, 2020, respectively.
(4)
As of December 31, 2020, preferred equity investments and common equity investments were reported in aggregate as equity investments.

The table below describes investments by industry composition based on fair value as of June 30, 2021 and December 31, 2020:

	June 30, 2021	December 31, 2020
Advertising and media	0.9%	1.0%
Aerospace and defense	3.0	2.7
Automotive	1.2	1.6
Buildings and real estate	5.2	5.6
Business services	5.1	5.7
Chemicals	3.6	2.2
Consumer products	4.2	2.3
Containers and packaging	1.8	2.0
Distribution	5.6	6.3
Education	2.7	2.6
Energy equipment and services	0.1	0.1
Financial services(1)	4.9	2.9
Food and beverage	7.1	8.7
Healthcare equipment and services	4.7	3.7
Healthcare providers and services	5.7	5.2
Healthcare technology	3.1	3.6
Household products	1.8	1.4
Human resource support services(3)	0.0	0.0
Infrastructure and environmental services	1.6	1.8
Insurance	8.2	8.9
Internet software and services	10.5	11.1
Investment funds and vehicles(2)	1.4	1.0
Leisure and entertainment	1.8	2.0
Manufacturing	5.1	5.3
Oil and gas	1.5	1.7
Professional services	4.6	5.6
Specialty retail	2.3	2.1
Telecommunications	0.1	0.5
Transportation	2.2	2.4
Total	100.0%	100.0%

________________

(1)
Includes investment in Wingspire.
(2)
Includes investment in ORCC SLF.
(3)
Rounds to less than 0.1%.

The table below describes investments by geographic composition based on fair value as of June 30, 2021 and December 31, 2020:

	June 30, 2021	December 31, 2020
United States:
Midwest	16.0%	18.2%
Northeast	18.4	16.7
South	40.4	42.3
West	18.8	17.2
International	6.4	5.6 (1)
Total	100.0%	100.0%

________________

(1)
As of December 31, 2020, the geographic composition of Belgium, Canada, Israel and the United Kingdom were 0.8%, 1.0%, 0.4% and 3.4%, respectively.

The weighted average yields and interest rates of our investments at fair value as of June 30, 2021 and December 31, 2020 were as follows:

	June 30, 2021	December 31, 2020
Weighted average total yield of portfolio	8.1%	8.1%
Weighted average total yield of accruing debt and income producing securities	8.3%	8.3%
Weighted average interest rate of accruing debt securities	7.4%	7.4%
Weighted average spread over LIBOR of all accruing floating rate investments	6.5%	6.6%

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

The following table shows the composition of our portfolio on the 1 to 5 rating scale as of June 30, 2021 and December 31, 2020:

	June 30, 2021		December 31, 2020
Investment Rating	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
($ in thousands)
1	$1,589,213	13.3%	$1,093,318	10.1%
2	9,138,187	76.8	8,628,248	79.6
3	1,124,857	9.4	904,018	8.3
4	54,615	0.5	216,488	2.0
5	—	—	—	—
Total	$11,906,872	100.0%	$10,842,072	100.0%

The following table shows the amortized cost of our performing and non-accrual debt investments as of June 30, 2021 and December 31, 2020:

	June 30, 2021		December 31, 2020
($ in thousands)	Amortized Cost	Percentage	Amortized Cost	Percentage
Performing	$11,168,624	99.4%	$10,518,059	99.5%
Non-accrual	64,748	0.6%	57,364	0.5%
Total	$11,233,372	100.0%	$10,575,423	100.0%

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

ORCC Senior Loan Fund (fka Sebago Lake LLC)

ORCC Senior Loan Fund (fka Sebago Lake LLC), a Delaware limited liability company, was formed as a joint venture between us and The Regents of the University of California (“Regents”) and commenced operations on June 20, 2017. ORCC SLF’s principal purpose is to make investments, primarily in senior secured loans that are made to middle-market companies or in broadly syndicated loans. Through June 30, 2021, both we and Regents (the “Initial Members”) had a 50% economic ownership in ORCC SLF. Except under certain circumstances, contributions to ORCC SLF cannot be redeemed. Each of the Initial Members initially agreed to contribute up to $100 million to ORCC SLF. On July 26, 2018, each of the Initial Members increased their contribution to ORCC SLF up to an aggregate of $125 million. Effective as of June 30, 2021, capital commitments to ORCC SLF were increased to an aggregate of $371.5 million. In connection with this change, the Company increased its economic ownership interest to 87.5% from 50.0% and Regents transferred its remaining economic interest of 12.5% to Nationwide Life Insurance Company (“Nationwide” and together with us, the “Members” and each a “Member”). ORCC SLF is managed by the Members, each of which have equal voting rights. Investment decisions must be approved by each of the Members.

We have determined that ORCC SLF is an investment company under Accounting Standards Codification (“ASC”) 946, however, in accordance with such guidance, we will generally not consolidate our investment in a company other than a wholly owned investment company subsidiary or a controlled operating company whose business consists of providing services to us. Accordingly, we do not consolidate our non-controlling interest in ORCC SLF.

As of June 30, 2021 and December 31, 2020, ORCC SLF had total investments in senior secured debt at fair value of $501.5 million and $554.7 million, respectively. The determination of fair value is in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification 820, Fair Value Measurements (“ASC 820”), as amended; however, such fair value is not included in our Board’s valuation process. The following table is a summary of ORCC SLF’s portfolio as well as a listing of the portfolio investments in ORCC SLF’s portfolio as of June 30, 2021 and December 31, 2020:

($ in thousands)	June 30, 2021	December 31, 2020
Total senior secured debt investments(1)	$507,989	$563,555
Weighted average spread over LIBOR(1)	4.34%	4.45%
Number of portfolio companies	17	17
Largest funded investment to a single borrower(1)	$49,375	$49,625

________________

(1)
At par.

ORCC Senior Loan Fund's Portfolio as of June 30, 2021 ($ in thousands) (Unaudited)
Company(1)(2)(4)(5)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(3)	Fair Value	Percentage of Members' Equity
Debt Investments
Aerospace and defense
Applied Composites Holdings, LLC (fka AC&A Enterprises Holdings, LLC)(7)	First lien senior secured loan	L + 5.25%	12/21/2023	$34,650	$34,336	$34,411	18.0%
Applied Composites Holdings, LLC (fka AC&A Enterprises Holdings, LLC)(7)(10)(13)	First lien senior secured revolving loan	L + 5.25%	12/21/2022	1,500	1,483	1,479	0.8%
Bleriot US Bidco Inc.(7)(9)	First lien senior secured loan	L + 4.00%	10/30/2026	19,751	19,635	19,751	10.4%
Dynasty Acquisition Co., Inc. (dba StandardAero Limited)(7)	First lien senior secured loan	L + 3.50%	4/6/2026	39,300	39,159	35,958	18.8%
				95,201	94,613	91,599	48.0%
Buildings and real estate
Wrench Group, LLC.(7)	First lien senior secured loan	L + 4.00%	4/30/2026	14,962	14,850	14,850	7.8%
Business Services
Vistage Worldwide, Inc.(7)	First lien senior secured loan	L + 4.00%	2/10/2025	16,584	16,521	16,542	8.6%
Distribution
Dealer Tire, LLC (6)(9)	First lien senior secured loan	L + 4.25%	12/12/2025	36,445	36,281	36,427	19.1%
SRS Distribution, Inc. (9)	First lien senior secured loan	L + 3.75%	6/2/2028	10,000	9,925	9,989	5.2%
				46,445	46,206	46,416	24.3%
Education
Spring Education Group, Inc. (fka SSH Group Holdings, Inc.)(7)	First lien senior secured loan	L + 4.25%	7/30/2025	34,037	33,972	32,759	17.2%
Food and beverage
Dessert Holdings(7)	First lien senior secured loan	L + 4.00%	6/9/2028	20,211	20,059	20,059	10.5%
Dessert Holdings(10)(12)	First lien senior secured delayed draw term loan	L + 4.00%	6/9/2023	—	—	—	—%
Sovos Brands Intermediate, Inc.(6)	First lien senior secured loan	L + 4.25%	6/8/2028	25,000	24,938	24,938	13.1%
				45,211	44,997	44,997	23.6%
Healthcare equipment and services
Cadence, Inc.(6)	First lien senior secured loan	L + 5.00%	5/21/2025	26,852	26,453	26,584	13.9%
Cadence, Inc.(6)(10)(13)	First lien senior secured revolving loan	L + 5.00%	5/21/2023	1,174	1,105	1,101	0.6%
				28,026	27,558	27,685	14.5%
Healthcare technology
VVC Holdings Corp. (dba Athenahealth, Inc.)(7)(9)	First lien senior secured loan	L + 4.25%	2/11/2026	17,266	17,022	17,304	9.1%
Infrastructure and environmental services
CHA Holding, Inc.(7)	First lien senior secured loan	L + 4.50%	4/10/2025	40,934	40,681	40,656	21.3%
Insurance
Integro Parent Inc.(6)	First lien senior secured loan	L + 5.75%	10/31/2022	29,835	29,785	29,893	15.7%
Integro Parent Inc.(6)(10)(13)	First lien senior secured revolving loan	L + 4.25%	4/30/2022	6,000	5,997	5,967	3.1%

ORCC Senior Loan Fund's Portfolio as of June 30, 2021 ($ in thousands) (Unaudited)
Company(1)(2)(4)(5)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(3)	Fair Value	Percentage of Members' Equity
USRP Holdings, Inc. (dba U.S. Retirement and Benefits Partners)(8)	First lien senior secured loan	L + 4.25%	3/29/2025	39,943	39,369	39,544	20.7%
USRP Holdings, Inc. (dba U.S. Retirement and Benefits Partners)(10)(11)(13)	First lien senior secured revolving loan	L + 4.25%	3/29/2024	—	(71)	(75)	—%
				75,778	75,080	75,329	39.5%
Internet software and services
DCert Buyer, Inc. (dba DigiCert)(6)(9)	First lien senior secured loan	L + 4.00%	10/16/2026	49,375	49,231	49,395	25.9%
Manufacturing
Engineered Machinery Holdings (dba Duravant)(7)	First lien senior secured loan	L + 4.25%	7/19/2024	44,170	43,888	43,948	23.0%
Total Debt Investments				507,989	504,619	501,480	262.8%
Total Investments				$507,989	$504,619	$501,480	262.8%

________________

(1)
Certain portfolio company investments are subject to contractual restrictions on sales.
(2)
Unless otherwise indicated, ORCC SLF’s investments are pledged as collateral supporting the amounts outstanding under ORCC SLF’s credit facility.
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
(6)
The interest rate on these loans is subject to 1 month LIBOR, which as of June 30, 2021 was 0.10%.
(7)
The interest rate on these loans is subject to 3 month LIBOR, which as of June 30, 2021 was 0.15%.
(8)
The interest rate on these loans is subject to 6 month LIBOR, which as of June 30, 2021 was 0.16%.
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
(13)
Investment is not pledged as collateral under ORCC SLF’s credit facility.

ORCC Senior Loan Fund's Portfolio as of December 31, 2020 ($ in thousands)
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

ORCC Senior Loan Fund's Portfolio as of December 31, 2020 ($ in thousands)
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
(2)
Unless otherwise indicated, ORCC SLF’s investments are pledged as collateral supporting the amounts outstanding under ORCC SLF’s credit facility.
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
(9)
The interest rate on these loans is subject to Prime, which as of December 31, 2020, was 3.25%.
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
(14)
Investment is not pledged as collateral under ORCC SLF's credit facility.

Below is selected balance sheet information for ORCC SLF as of June 30, 2021 and December 31, 2020:

($ in thousands)	June 30, 2021 (Unaudited)	December 31, 2020
Assets
Investments at fair value (amortized cost of $504,619 and $559,298, respectively)	$501,480	$554,710
Cash	43,657	9,385
Interest receivable	503	992
Prepaid expenses and other assets	177	237
Total Assets	$545,817	$565,324
Liabilities
Debt (net of unamortized debt issuance costs of $1,679 and $2,415, respectively)	$304,204	$347,564
Distributions payable	4,541	4,694
Accrued expenses and other liabilities	46,277	1,975
Total Liabilities	$355,022	$354,233
Members' Equity
Members' Equity	190,795	211,091
Members' Equity	190,795	211,091
Total Liabilities and Members' Equity	$545,817	$565,324

Below is selected statement of operations information for ORCC SLF for the three and six months ended June 30, 2021 and 2020:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
($ in thousands)	2021	2020	2021	2020
Investment Income
Interest income	$7,474	$8,269	$14,840	$16,771
Other income	47	64	195	156
Total Investment Income	7,521	8,333	15,035	16,927
Expenses
Interest expense	2,361	3,404	4,864	7,188
Professional fees	200	178	389	345
Total Expenses	2,561	3,582	5,253	7,533
Net Investment Income Before Taxes	4,960	4,751	9,782	9,394
Taxes	180	634	387	(261)
Net Investment Income After Taxes	$4,780	$4,117	$9,395	$9,655
Net Realized and Change in Unrealized Gain (Loss) on Investments
Net change in unrealized gain (loss) on investments	325	13,901	1,448	(17,060)
Net realized gain (loss) on investments	—	—	137	—
Total Net Realized and Change in Unrealized Gain (Loss) on Investments	325	13,901	1,585	(17,060)
Net Increase (Decrease) in Members' Equity Resulting from Operations	$5,105	$18,018	$10,980	$(7,405)

On August 9, 2017, Sebago Lake Financing LLC and SL Lending LLC, wholly-owned subsidiaries of ORCC SLF, entered into a credit facility with Goldman Sachs Bank USA. Goldman Sachs Bank USA serves as the sole lead arranger, syndication agent and administrative agent, and State Street Bank and Trust Company serves as the collateral administrator and agent. The credit facility includes a maximum borrowing capacity of $400 million. On June 22, 2021, Sebago Lake Financing LLC and SL Lending LLC entered into an amendment with Goldman Sachs Bank USA to extend the reinvestment period on the credit facility to October 6, 2021. As of June 30, 2021, there was $305.9 million outstanding under the credit facility. For the three and six months ended June 30, 2021 and 2020, the components of interest expense were as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
($ in thousands)	2021	2020	2021	2020
Interest expense	$1,952	$2,994	$4,049	$6,368
Amortization of debt issuance costs	409	410	815	820
Total Interest Expense	$2,361	$3,404	$4,864	$7,188
Average interest rate	2.4%	3.2%	2.4%	3.6%
Average daily borrowings	$325,179	$366,256	$337,202	$349,851

Loan Origination and Structuring Fees

If the loan origination and structuring fees earned by ORCC SLF during a fiscal period exceed ORCC SLF’s expenses and other obligations (excluding financing costs), such excess is allocated to the Member(s) responsible for the origination of the loans pro rata in accordance with the total loan origination and structuring fees earned by ORCC SLF with respect to the loans originated by such Member; provided, that in no event will the amount allocated to a Member exceed 1% of the par value of the loans originated by such Member in any fiscal year. The loan origination and structuring fee is accrued quarterly and included in other income from controlled, affiliated investments on our Consolidated Statements of Operations and paid annually. On February 27, 2019, ORCC SLF’s operating agreement was amended to eliminate the allocation of excess loan origination and structuring fees to the Members. As such, for the three and six months ended June 30, 2021 and 2020, we accrued no income based on loan origination and structuring fees.

Results of Operations

The following table represents the operating results for the three and six months ended June 30, 2021 and 2020:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
($ in millions)	2021	2020	2021	2020
Total Investment Income	$249.0	$190.2	$470.6	$394.9
Less: Net operating expenses	129.7	61.8	247.5	118.1
Net Investment Income (Loss) Before Taxes	$119.3	$128.4	$223.1	$276.8
Less: Income tax expense (benefit), including excise tax expense (benefit)	0.2	(0.7)	1.3	1.4
Net Investment Income (Loss) After Taxes	$119.1	$129.1	$221.8	$275.4
Net change in unrealized gain (loss)	58.9	174.5	111.7	(284.7)
Net realized gain (loss)	(27.8)	—	(25.5)	0.3
Net Increase (Decrease) in Net Assets Resulting from Operations	$150.2	$303.6	$308.0	$(9.0)

Net increase (decrease) in net assets resulting from operations can vary from period to period as a result of various factors, including the level of new investment commitments, expenses, the recognition of realized gains and losses and changes in unrealized appreciation and depreciation on the investment portfolio.

Investment Income

Investment income for the three and six months ended June 30, 2021 and 2020 were as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
($ in millions)	2021	2020	2021	2020
Interest income from investments	$234.7	$183.2	$447.0	$381.6
Dividend income	9.7	3.2	15.7	5.4
Other income	4.6	3.8	7.9	7.9
Total investment income	$249.0	$190.2	$470.6	$394.9

For the three months ended June 30, 2021 and 2020

Investment income increased to $249.0 million for the three months ended June 30, 2021 from $190.2 million for the same period in prior year primarily due to an increase in our debt investment portfolio, which, at par, increased from $9.4 billion as of June 30, 2020, to $11.4 billion as of June 30, 2021. In addition to the portfolio growth, the incremental increase in investment income was primarily due to an increase in dividend income earned from our investment in Windows Entities of $3.2 million as of June 30, 2021, compared to $0.9 million for the same period in prior year, and an increase in our dividend income in ORCC SLF to $4.0 million as of June 30, 2021 compared to $2.3 million as of the same period in prior year, primarily due to our increase in economic ownership. Included in interest income are other fees such as prepayment fees and accelerated amortization of upfront fees from unscheduled paydowns. Period over period, income generated from these fees increased from $3.0 million to $15.3 million, for the three months ended June 30, 2020 and 2021, respectively and was driven in part by an increase in repayments. Payment-in-kind income represented less than 5% of investment income for the three months ended June 30, 2021 and approximately 6% of investment income for the three months ended June 30, 2020. Other income increased period-over-period due to an increase in incremental fee income, which are fees that are generally available to us as a result of closing investments and generally paid at the time of closing. We expect that investment income will vary based on a variety of factors including the pace of our originations and repayments. Based on current market conditions and the age of our portfolio, we expect repayments to increase.

For the six months ended June 30, 2021 and 2020

Investment income increased to $470.6 million for six months ended June 30, 2021 from $394.9 million for the same period in prior year primarily due to an increase in our debt investment portfolio, which, at par, increased from $9.4 billion as of June 30, 2020, to $11.4 billion as of June 30, 2021. In addition to the portfolio growth, the incremental increase in investment income was primarily due to an increase in dividend income earned from our investments in Windows Entities and ORCC SLF of $5.9 million and $6.3 million for the six months ended June 30, 2021, respectively, compared to $0.9 million and $4.4 million earned in the same period in prior year, respectively. Included in interest income are other fees such as prepayment fees and accelerated amortization of upfront fees from unscheduled paydowns. Period over period, income generated from these fees increased from $12.8 million to $21.7 million, for the six months ended June 30, 2020 and 2021, respectively and was driven in part by an increase in repayments. Payment-in-kind income represented less than 5% for both the six months ended June 30, 2021 and 2020. We expect that investment income will vary based on a variety of factors including the pace of our originations and repayments. Based on current market conditions and the age of our portfolio, we expect repayments to increase.

Expenses

Expenses for the three and six months ended June 30, 2021 and 2020 were as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
($ in millions)	2021	2020	2021	2020
Interest expense	$54.4	$39.2	$102.5	$73.1
Management fee	44.0	34.6	86.1	68.4
Performance based incentive fees	25.3	22.6	47.1	48.2
Professional fees	3.3	3.3	7.1	6.5
Directors' fees	0.3	0.2	0.5	0.4
Other general and administrative	2.4	1.7	4.2	3.9
Total operating expenses	$129.7	$101.6	$247.5	$200.5
Management and incentive fees waived	—	(39.9)	—	(82.4)
Net operating expenses	$129.7	$61.7	$247.5	$118.1

Under the terms of the Administration Agreement, we reimburse the Adviser for services performed for us. In addition, pursuant to the terms of the Administration Agreement, the Adviser may delegate its obligations under the Administration Agreement to an affiliate or to a third party and we reimburse the Adviser for any services performed for us by such affiliate or third party.

For the three months ended June 30, 2021 and 2020

Total expenses, increased to $129.7 million for the three months ended June 30, 2021 from $61.7 million, after the effect of management and incentive fee waivers, for the same period in the prior year primarily due to an increase in management fees and interest expense and the expiration of the fee waivers in October 2020. Management fees increased period over period due to an increase in assets to $12.6 billion as of June 30, 2021 as compared to assets of $9.5 billion as of June 30, 2020. The increase in interest expense of $15.2 million was primarily driven by an increase in average daily borrowings from $3.6 billion to $6.1 billion, offset by a decrease in the average interest rate from 3.6% to 3.0% and includes approximately $1.8 million of non-recurring interest expense related to the restructuring of CLO II and SPV IV. As a percentage of total assets, professional fees, directors’ fees and other general and administrative expenses remained relatively consistent period over period.

For the six months ended June 30, 2021 and 2020

Total expenses increased to $247.5 million for the six months ended June 30, 2021 from $118.1 million, after the effect of management and incentive fee waivers, for the same period in the prior year primarily due to an increase in management fees and interest expense and the expiration of the management and incentive fee waivers in October 2020. Management fees increased $17.7 million period over period due to an increase in assets to $12.6 billion as of June 30, 2021 as compared to assets of $9.5 billion as of June 30, 2020. The increase in interest expense of $29.4 million was primarily driven by an increase in average daily borrowings, which increased from $3.4 billion to $5.7 billion, partially offset by a decrease in the average interest rate from 3.9% to 3.1% and includes approximately $1.8 million of non-recurring interest expense related to the restructuring of CLO II and SPV IV. As a percentage of total assets, professional fees, directors’ fees and other general and administrative expenses remained relatively consistent period over period.

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

For the three and six months ended June 30, 2021, we recorded U.S. federal income tax expense/(benefit) of $0.2 million and $1.3 million, respectively, including U.S. federal excise tax expense/(benefit) of $(0.2) million and $21.6 thousand, respectively. For the three and six months ended June 30, 2020, we recorded expenses (benefit) of $(0.7) million and $1.4 million for U.S. federal excise tax, respectively.

Certain of our consolidated subsidiaries are subject to U.S. federal and state income taxes. For the three and six months ended June 30, 2021, we recorded a net tax expense of $0.4 million and $1.3 million, respectively. For the three and six months ended June 30, 2020, we did not record a net tax expense for taxable subsidiaries. The income tax expense for our taxable consolidated subsidiaries will vary depending on the level of investment income earnings and realized gains from the exits of investments held by such taxable subsidiaries during the respective periods.

Net Unrealized Gains (Losses)

We fair value our portfolio investments quarterly and any changes in fair value are recorded as unrealized gains or losses. During the three and six months ended June 30, 2021 and 2020, net unrealized gains (losses) were comprised of the following:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
($ in millions)	2021	2020	2021	2020
Net change in unrealized gain (loss) on investments	$60.9	$174.3	$118.8	$(284.8)
Income tax (provision) benefit	(1.6)	—	(4.2)	—
Net change in translation of assets and liabilities in foreign currencies	(0.4)	0.2	(2.9)	0.1
Net change in unrealized gain (loss)	$58.9	$174.5	$111.7	$(284.7)

For the three months ended June 30, 2021 and 2020

For the three months ended June 30, 2021, the net unrealized gain was primarily driven by an increase in the fair value of our debt investments as compared to March 31, 2021. As of June 30, 2021, the fair value of our debt investments as a percentage of principal was 98.1%, as compared to 97.8% as of March 31, 2021. Based on the age of our portfolio, we expect that the impact of tightening credit spreads in any one quarter will be limited and the ultimate impact of the tightening credit spreads will vary based on future credit spreads. The ten largest contributors to the change in net unrealized gain (loss) on investments during the three months ended June 30, 2021 consisted of the following:

Portfolio Company ($ in millions)	Net Change in Unrealized Gain (Loss)
CIBT Global, Inc.	$32.0
Atlanta Custom Windows, LLC	6.1
Innovative Water Care Global Corporation	5.5
Packaging Coordinators Midco, Inc.	4.4
Hg Saturn Luchaco Limited	2.5
Manna Development Group, LLC	2.2
Remaining Portfolio Companies	24.4
Norvax, LLC (dba GoHealth)	(5.5)
QC Supply, LLC	(4.7)
Caiman Merger Sub LLC (dba City Brewing)	(3.2)
Metis HoldCo, Inc. (dba Mavis Tire Express Services)	(2.8)
Total	$60.9

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

For the six months ended June 30, 2021 and 2020

For the six months ended June 30, 2021, the net unrealized gain was primarily driven by an increase in the fair value of our debt investments as compared to December 31, 2020. As of June 30, 2021, the fair value of our debt investments as a percentage of principal was 98.1%, as compared to 97.3% as of December 31, 2020. The ten largest contributors to the change in net unrealized gain (loss) on investments during the six months ended June 30, 2021 consisted of the following:

Portfolio Company ($ in millions)	Net Change in Unrealized Gain (Loss)
CIBT Global, Inc.	$24.9
Atlanta Custom Windows, LLC	16.1
Innovative Water Care Global Corporation	12.6
Blackhawk Network Holdings, Inc.	5.5
Packaging Coordinators Midco, Inc.	5.2
ABB/Con-cise Optical Group LLC	5.0
H-Food Holdings, LLC	4.8
Remaining Portfolio Companies	61.0
Norvax, LLC (dba GoHealth)	(7.6)
QC Supply, LLC	(4.8)
Galls, LLC	(3.9)
Total	$118.8

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

Net Realized Gains (Losses)

The realized gains and losses on fully exited and partially exited portfolio companies during the three and six months ended June 30, 2021 and 2020 were comprised of the following:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
($ in millions)	2021	2020	2021	2020
Net realized gain (loss) on investments	$(27.8)	$—	$(26.7)	$0.4
Net realized gain (loss) on foreign currency transactions	—	—	1.2	(0.1)
Net realized gain (loss)	$(27.8)	$—	$(25.5)	$0.3

Realized Gross Internal Rate of Return

Since we began investing in 2016 through June 30, 2021, our exited investments have resulted in an aggregate cash flow realized gross internal rate of return to us of over 11.4% (based on total capital invested of $4.0 billion and total proceeds from these exited investments of $4.6 billion). Over seventy percent of these exited investments resulted in an aggregate cash flow realized gross internal rate of return (“IRR”) to us of 10% or greater.

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

As of June 30, 2021 and December 31, 2020, our asset coverage ratio was 187% and 206%, respectively. We seek to carefully consider our unfunded commitments for the purpose of planning our ongoing financial leverage. Further, we maintain sufficient borrowing capacity within the 150% asset coverage limitation to cover any outstanding unfunded commitments we are required to fund.

Cash and restricted cash as of June 30, 2021, taken together with our available debt, is expected to be sufficient for our investing activities and to conduct our operations in the near term. As of June 30, 2021, we had $1.6 billion available under our credit facilities.

As of June 30, 2021, we had $627.2 million in cash and restricted cash. During the six months ended June 30, 2021, we used $0.6 billion in cash for operating activities, primarily as a result of funding portfolio investments of $2.5 billion, partially offset by sell downs and repayments of $1.6 billion and other operating activity of $0.3 billion. Lastly, cash provided by financing activities was $0.8 billion during the period, which was the result of net borrowings on our credit facilities of $1.1 billion, partially offset by distributions paid of $0.3 billion.

Equity

Equity Issuances

There were no sales of our common stock during the three and six months ended June 30, 2021 and 2020.

Distributions

The following table reflects the distributions declared on shares of our common stock during the six months ended June 30, 2021:

	June 30, 2021
Date Declared	Record Date	Payment Date	Distribution per Share
May 5, 2021	June 30, 2021	August 13, 2021	$0.31
February 23, 2021	March 31, 2021	May 14, 2021	$0.31

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

Dividend Reinvestment

Pursuant to our second amended and restated dividend reinvestment plan, we will reinvest all cash distributions declared by the Board on behalf of our shareholders who do not elect to receive their distribution in cash as provided below. As a result, if the Board authorizes, and we declare, a cash dividend or other distribution, then our shareholders who have not opted out of our dividend reinvestment plan will have their cash distributions automatically reinvested in additional shares of our common stock as described below, rather than receiving the cash dividend or other distribution. Any fractional share otherwise issuable to a participant in the dividend reinvestment plan will instead be paid in cash.

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

The following table reflects the common stock issued pursuant to the dividend reinvestment plan during the six months ended June 30, 2021:

Date Declared	Record Date	Payment Date	Shares
February 23, 2021	March 31, 2021	May 14, 2021	815,703
November 4, 2020	December 31, 2020	January 19, 2021	1,435,099

The following table reflects the common stock issued pursuant to the dividend reinvestment plan during the six months ended June 30, 2020:

Date Declared	Record Date	Payment Date	Shares
February 19, 2020	March 31, 2020	May 15, 2020	2,249,543
October 30, 2019	December 31, 2019	January 31, 2020	2,823,048

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

On November 3, 2020, the Board approved a repurchase program (the “Repurchase Plan”) under which we may repurchase up to $100 million of our outstanding common stock. Under the program, purchases may be made at management’s discretion from time to time in open-market transactions, in accordance with all applicable securities laws and regulations. Unless extended by the Board, the repurchase program will terminate 12-months from the date it was approved. As of June 30, 2021, no repurchases were made under the Repurchase Plan.

Debt

Aggregate Borrowings

Debt obligations consisted of the following as of June 30, 2021 and December 31, 2020:

	June 30, 2021
($ in thousands)	Aggregate Principal Committed	Outstanding Principal	Amount Available(1)	Net Carrying Value(2)
Revolving Credit Facility(3)(5)	$1,455,000	$396,825	$1,013,834	$388,078
SPV Asset Facility II	350,000	100,000	250,000	96,020
SPV Asset Facility III	500,000	275,000	225,000	274,103
SPV Asset Facility IV	250,000	155,000	95,000	152,613
CLO I	390,000	390,000	—	386,815
CLO II	260,000	260,000	—	256,972
CLO III	260,000	260,000	—	257,812
CLO IV	252,000	252,000	—	247,978
CLO V	196,000	196,000	—	194,064
CLO VI	260,000	260,000	—	258,184
2023 Notes(4)	150,000	150,000	—	150,625
2024 Notes(4)	400,000	400,000	—	412,873
2025 Notes	425,000	425,000	—	418,898
July 2025 Notes	500,000	500,000	—	492,901
2026 Notes	500,000	500,000	—	490,155
July 2026 Notes	1,000,000	1,000,000	—	976,541
2027 Notes(4)	500,000	500,000	—	489,798
2028 Notes	450,000	450,000	—	439,307
Total Debt	$8,098,000	$6,469,825	$1,583,834	$6,383,737

________________

(1)
The amount available reflects any limitations related to each credit facility’s borrowing base.
(2)
The carrying value of our Revolving Credit Facility, SPV Asset Facility II, SPV Asset Facility III, SPV Asset Facility IV, CLO I, CLO II, CLO III, CLO IV, CLO V, CLO VI, 2023 Notes, 2024 Notes, 2025 Notes, July 2025 Notes, 2026 Notes, July 2026 Notes, 2027 Notes and 2028 Notes are presented net of deferred financing costs of $8.7 million, $4.0 million, $0.9 million, $2.4 million, $3.2 million, $3.0 million, $2.2 million, $4.0 million, $1.9 million, $1.8 million, $0.8 million, $6.0 million, $6.1 million, $7.1 million, $9.8 million, $23.5 million, $10.6 million and $10.7 million respectively.
(3)
Includes the unrealized translation gain (loss) on borrowings denominated in foreign currencies.
(4)
Inclusive of change in fair market value of effective hedge.
(5)
The amount available is reduced by $44.3 million of outstanding letters of credit.

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
(5)
The amount available is reduced by $26.8 million of outstanding letters of credit.

For the three and six months ended June 30, 2021 and 2020, the components of interest expense were as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
($ in thousands)	2021	2020	2021	2020
Interest expense	$46,311	$32,723	$89,448	$66,305
Amortization of debt issuance costs	7,204	5,952	12,151	9,122
Net change in unrealized gain (loss) on effective interest rate swaps and hedged items(1)	930	510	922	(2,285)
Total Interest Expense	$54,445	$39,185	$102,521	$73,142
Average interest rate	3.0%	3.6%	3.1%	3.9%
Average daily borrowings	$6,093,156	$3,558,225	$5,713,867	$3,371,419

________________

(1)
Refer to “ITEM 1. – FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA – Notes to Consolidated Financial Statements – Note 6. Debt – 2023 Notes, 2024 Notes and 2027 Notes” for details on each facility’s interest rate swap.

Senior Securities

Information about our senior securities is shown in the following table as of June 30, 2021 and the fiscal years ended December 31, 2020, 2019, 2018, 2017 and 2016.

Class and Period	Total Amount Outstanding Exclusive of Treasury Securities(1) ($ in millions)	Asset Coverage per Unit(2)	Involuntary Liquidating Preference per Unit(3)	Average Market Value per Unit(4)
Revolving Credit Facility
June 30, 2021 (unaudited)	$396.8	$1,874	—	N/A
December 31, 2020	$252.5	$2,060	—	N/A
December 31, 2019	$480.9	$2,926	—	N/A
December 31, 2018	$308.6	$2,254	—	N/A
December 31, 2017	$—	$2,580	—	N/A
SPV Asset Facility I(6)
December 31, 2020	$—	$—	—	N/A
December 31, 2019	$300.0	$2,926	—	N/A
December 31, 2018	$400.0	$2,254	—	N/A
December 31, 2017	$400.0	$2,580	—	N/A
SPV Asset Facility II
June 30, 2021 (unaudited)	$100.0	$1,874	—	N/A
December 31, 2020	$100.0	$2,060	—	N/A
December 31, 2019	$350.0	$2,926	—	N/A
December 31, 2018	$550.0	$2,254	—	N/A
SPV Asset Facility III
June 30, 2021 (unaudited)	$275.0	$1,874	—	N/A
December 31, 2020	$375.0	$2,060	—	N/A
December 31, 2019	$255.0	$2,926	—	N/A
December 31, 2018	$300.0	$2,254	—	N/A
SPV Asset Facility IV
June 30, 2021 (unaudited)	$155.0	$1,874	—	N/A
December 31, 2020	$295.0	$2,060	—	N/A
December 31, 2019	$60.3	$2,926	—	N/A
CLO I
June 30, 2021 (unaudited)	$390.0	$1,874	—	N/A
December 31, 2020	$390.0	$2,060	—	N/A
December 31, 2019	$390.0	$2,926	—	N/A
CLO II
June 30, 2021 (unaudited)	$260.0	$1,874	—	N/A
December 31, 2020	$260.0	$2,060	—	N/A
December 31, 2019	$260.0	$2,926	—	N/A
CLO III
June 30, 2021 (unaudited)	$260.0	$1,874	—	N/A
December 31, 2020	$260.0	$2,060	—	N/A
CLO IV
June 30, 2021 (unaudited)	$252.0	$1,874	—	N/A
December 31, 2020	$252.0	$2,060	—	N/A

Class and Period	Total Amount Outstanding Exclusive of Treasury Securities(1) ($ in millions)	Asset Coverage per Unit(2)	Involuntary Liquidating Preference per Unit(3)	Average Market Value per Unit(4)
CLO V
June 30, 2021 (unaudited)	$196.0	$1,874	—	N/A
December 31, 2020	$196.0	$2,060	—	N/A
CLO VI
June 30, 2021 (unaudited)	$260.0	$1,874	—	N/A
Subscription Credit Facility(5)
December 31, 2019	$—	$—	—	N/A
December 31, 2018	$883.0	$2,254	—	N/A
December 31, 2017	$393.5	$2,580	—	N/A
December 31, 2016	$495.0	$2,375	—	N/A
2023 Notes
June 30, 2021 (unaudited)	$150.0	$1,874	—	N/A
December 31, 2020	$150.0	$2,060	—	N/A
December 31, 2019	$150.0	$2,926	—	N/A
December 31, 2018	$150.0	$2,254	—	N/A
December 31, 2017	$138.5	$2,580	—	N/A
2024 Notes
June 30, 2021 (unaudited)	$400.0	$1,874	—	$1,094.3
December 31, 2020	$400.0	$2,060	—	$1,037.1
December 31, 2019	$400.0	$2,926	—	$1,039.3
2025 Notes
June 30, 2021 (unaudited)	$425.0	$1,874	—	$1,059.2
December 31, 2020	$425.0	$2,060	—	$984.2
December 31, 2019	$425.0	$2,926	—	$997.9
July 2025 Notes
June 30, 2021 (unaudited)	$500.0	$1,874	—	$1,050.2
December 31, 2020	$500.0	$2,060	—	$971.1
2026 Notes
June 30, 2021 (unaudited)	$500.0	$1,874	—	$1,068.2
December 31, 2020	$500.0	$2,060	—	$1,018.5
July 2026 Notes
June 30, 2021 (unaudited)	$1,000.0	$1,874	—	$1,030.9
December 31, 2020	$1,000.0	$2,060	—	$1,005.0
2027 Notes
June 30, 2021 (unaudited)	$500.0	$1,874	—	$998.2
2028 Notes
June 30, 2021 (unaudited)	$450.0	$1,874	—	$992.4

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
(4)
Not applicable, except for with respect to the 2024 Notes, 2025 Notes, July 2025 Notes, 2026 Notes, July 2026 Notes, 2027 Notes and 2028 Notes as other senior securities are not registered for public trading on a stock exchange. The average market value per unit for each of the 2024 Notes, 2025 Notes, July 2025 Notes, 2026 Notes, July 2026 Notes, 2027 Notes and 2028 Notes is based on the average daily prices of such notes and is expressed per $1,000 of indebtedness.

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

On May 26, 2021 (the “SPV Asset Facility IV Amendment Date”), the parties to the SPV Asset Facility IV amended the SPV Asset Facility IV to extend the reinvestment period from August 2, 2021 until April 1, 2022 and to reduce the total commitments from $450,000,000 to $250,000,000.

From time to time, we expect to sell and contribute certain investments to ORCC Financing IV pursuant to a Sale and Contribution Agreement by and between us and ORCC Financing IV. No gain or loss will be recognized as a result of the contribution. Proceeds from the SPV Asset Facility IV will be used to finance the origination and acquisition of eligible assets by ORCC Financing IV, including the purchase of such assets from us. We retain a residual interest in assets contributed to or acquired by ORCC Financing IV through our ownership of ORCC Financing IV. The maximum principal amount of the Credit Facility is currently $250 million; the availability of this amount is subject to an overcollateralization ratio test, which is based on the value of ORCC Financing IV’s assets from time to time, and satisfaction of certain conditions, including an interest coverage ratio test, certain concentration limits and collateral quality tests.

The SPV Asset Facility IV provides for the ability to (1) draw term loans and (2) draw and redraw revolving loans under the SPV Asset Facility IV until the last day of the reinvestment period unless the revolving commitments are terminated or converted to term loans sooner as provided in the SPV Asset Facility IV (the “Commitment Termination Date”). Unless otherwise terminated, the SPV Asset Facility IV will mature on April 1, 2030 (the “SPV Asset Facility IV Stated Maturity”). Prior to the SPV Asset Facility IV Stated Maturity, proceeds received by ORCC Financing IV from principal and interest, dividends, or fees on assets must be used to pay fees, expenses and interest on outstanding borrowings, and the excess may be returned to us, subject to certain conditions. On the SPV Asset Facility IV Stated Maturity, ORCC Financing IV must pay in full all outstanding fees and expenses and all principal and interest on outstanding borrowings, and the excess may be returned to us.

Amounts drawn bear interest at LIBOR (or, in the case of certain lenders that are commercial paper conduits, the lower of their cost of funds and LIBOR plus 0.25%) plus a spread ranging from 2.15% to 2.40%. We predominantly borrow utilizing LIBOR rate loans, generally electing one-month LIBOR upon borrowing. From the Closing Date to the Commitment Termination Date, there is a commitment fee ranging from 0.50% to 0.75% per annum on the undrawn amount, if any, of the revolving commitments in the SPV Asset Facility IV. The SPV Asset Facility IV contains customary covenants, including certain financial maintenance covenants, limitations on the activities of ORCC Financing IV, including limitations on incurrence of incremental indebtedness, and customary events of default. The SPV Asset Facility IV is secured by a perfected first priority security interest in the assets of ORCC Financing IV and on any payments received by ORCC Financing IV in respect of those assets. Assets pledged to the Lenders will not be available to pay our debts.

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

Concurrently with the issuance of the CLO IV Secured Notes, the CLO IV Issuer issued approximately $186.9 million of subordinated securities in the form of 186,900 preferred shares at an issue price of U.S.$1,000 per share (the “CLO IV Preferred Shares”). The CLO IV Preferred Shares were issued by the CLO IV Issuer as part of its issued share capital and are not secured by the collateral securing the CLO IV Secured Notes. We purchased all of the CLO IV Preferred Shares, and as such, these securities are eliminated in consolidation. We act as retention holder in connection with the CLO IV Transaction for the purposes of satisfying certain U.S. and European Union regulations requiring sponsors of securitization transactions to retain exposure to the performance of the securitized assets and as such is required to retain a portion of the CLO IV Preferred Shares.

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

Concurrently with the issuance of the CLO V Secured Notes, the CLO V Issuer issued approximately $149.45 million of subordinated securities in the form of 149,450 preferred shares at an issue price of U.S.$1,000 per share (the “CLO V Preferred Shares”). The CLO V Preferred Shares were issued by the CLO V Issuer as part of its issued share capital and are not secured by the collateral securing the CLO V Secured Notes. We purchased all of the CLO V Preferred Shares, and as such, these securities are eliminated in consolidation. We act as retention holder in connection with the CLO V Transaction for the purposes of satisfying certain U.S. and European Union regulations requiring sponsors of securitization transactions to retain exposure to the performance of the securitized assets and as such is required to retain a portion of the CLO V Preferred Shares.

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

The CLO VI Preferred Shares were issued by the CLO VI Issuer as part of its issued share capital and are be secured by the collateral securing the CLO VI Secured Notes. We purchased all of the CLO VI Preferred Shares, and as such, these securities are eliminated in consolidation. We will act as retention holder in connection with the CLO VI Transaction for the purposes of satisfying certain U.S., United Kingdom and European Union regulations requiring sponsors of securitization transactions to retain exposure to the performance of the securitized assets and as such is required to retain a portion of the CLO VI Preferred Shares.

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

In connection with the offering of the 2023 Notes, on December 21, 2017 we entered into a centrally cleared interest rate swap. The notional amount of the interest rate swap is $150 million. We will receive fixed rate interest semi-annually at 4.75% and pay variable rate interest monthly based on 1-month LIBOR plus 2.545%. The interest rate swap matures on December 21, 2021. For the three and six months ended June 30, 2021, we made periodic payments of $1.0 million and $2.0 million, respectively. For the three and six months ended June 30, 2020, we made periodic payments of $1.2 million and $2.8 million, respectively. The interest expense related to the 2023 Notes is equally offset by the proceeds received from the interest rate swap. The swap adjusted interest expense is included as a component of interest expense on our Consolidated Statements of Operations. As of June 30, 2021 and December 31, 2020, the interest rate swap had a fair value of $1.5 million and $3.0 million, respectively. Depending on the nature of the balance at period end, the fair value of the interest rate swap is either included as a component of accrued expenses and other liabilities or prepaid expenses and other assets on our Consolidated Statements of Assets and Liabilities. The change in fair value of the interest rate swap is offset by the change in fair value of the 2023 Notes, with the remaining difference included as a component of interest expense on the Consolidated Statements of Operations. For further details, see “ITEM 1. – Notes to Consolidated Financial Statements – Note 6. Debt.”

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

In connection with the issuance of the 2024 Notes, on April 10, 2019 we entered into centrally cleared interest rate swaps. The notional amount of the interest rate swaps is $400 million. We will receive fixed rate interest at 5.25% and pay variable rate interest based on one-month LIBOR plus 2.937%. The interest rate swaps mature on April 10, 2024. For the three and six months ended June 30, 2021, we made periodic payments of $4.3 million and $4.3 million, respectively. For the three and six months ended June 30, 2020, we made periodic payments of $9.3 million and $9.3 million, respectively. The interest expense related to the 2024 Notes is equally offset by the proceeds received from the interest rate swaps. The swap adjusted interest expense is included as a component of interest expense on our Consolidated Statements of Operations. As of June 30, 2021 and December 31, 2020, the interest rate swap had a fair value of $19.9 million and $26.9 million, respectively. Depending on the nature of the balance at period end, the fair value of the interest rate swap is either included as a component of accrued expenses and other liabilities or prepaid expenses and other assets on our Consolidated Statements of Assets and Liabilities. The change in fair value of the interest rate swap is offset by the change in fair value of the 2024 Notes, with the remaining difference included as a component of interest expense on the Consolidated Statements of Operations. For further details, see “ITEM 1. – Notes to Consolidated Financial Statements – Note 6. Debt.”

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

In connection with the issuance of the 2027 Notes, on April 26, 2021 we entered into centrally cleared interest rate swaps. The notional amount of the interest rate swaps is $500 million. We will receive fixed rate interest at 2.625% and pay variable rate interest based on one-month LIBOR plus 1.655%. The interest rate swaps mature on January 15, 2027. For the three and six months ended June 30, 2021 and June 30, 2020, we made no periodic payments. The interest expense related to the 2027 Notes is equally offset by the proceeds received from the interest rate swaps. The swap adjusted interest expense is included as a component of interest expense on our Consolidated Statements of Operations. As of June 30, 2021, the interest rate swap had a fair value of $(7.7) thousand. Depending on the nature of the balance at period end, the fair value of the interest rate swap is either included as a component of accrued expenses and other liabilities or prepaid expenses and other assets on our Consolidated Statements of Assets and Liabilities. The change in fair value of the interest rate swap is offset by the change in fair value of the 2027 Notes, with the remaining difference included as a component of interest expense on the Consolidated Statements of Operations. For further details, see “ITEM 1. – Notes to Consolidated Financial Statements – Note 6. Debt.”

2028 Notes

On June 11, 2021, we issued $450 million aggregate principal amount of notes that mature on June 11, 2028 (the “2028 Notes”). The 2028 Notes bear interest at a rate of 2.875% per year, payable semi-annually on June 11 and December 11, of each year, commencing on December 11, 2021. We may redeem some or all of the 2028 Notes at any time, or from time to time, at a redemption price equal to the greater of (1) 100% of the principal amount of the 2028 Notes to be redeemed or (2) the sum of the present values of the remaining scheduled payments of principal and interest (exclusive of accrued and unpaid interest to the date of redemption) on the 2028 Notes to be redeemed, discounted to the redemption date on a semi-annual basis (assuming a 360-day year consisting of twelve 30-day months) using the applicable Treasury Rate plus 30 basis points, plus, in each case, accrued and unpaid interest to the redemption date; provided, however, that if we redeem any 2028 Notes on or after April 11, 2028 (the date falling two months prior to the maturity date of the 2028 Notes), the redemption price for the 2028 Notes will be equal to 100% of the principal amount of the 2028 Notes to be redeemed, plus accrued and unpaid interest, if any, to, but excluding, the date of redemption. For further details, see “ITEM 1. – Notes to Consolidated Financial Statements – Note 6. Debt.”

Off-Balance Sheet Arrangements

Portfolio Company Commitments

From time to time, we may enter into commitments to fund investments. As of June 30, 2021 and December 31, 2020, we had the following outstanding commitments to fund investments in current portfolio companies:

Portfolio Company	Investment	June 30, 2021	December 31, 2020
($ in thousands)
3ES Innovation Inc. (dba Aucerna)	First lien senior secured revolving loan	$3,893	$3,893
Accela, Inc.	First lien senior secured revolving loan	3,000	3,000
Amspec Services Inc.	First lien senior secured revolving loan	12,109	14,462
Apptio, Inc.	First lien senior secured revolving loan	1,667	2,779
Aramsco, Inc.	First lien senior secured revolving loan	8,378	8,378
Ardonagh Midco 3 PLC	First lien senior secured delayed draw term loan	—	16,950
Associations, Inc.	First lien senior secured delayed draw term loan	866	866
AxiomSL Group, Inc.	First lien senior secured revolving loan	9,341	9,341
Barracuda Dental LLC (dba National Dentex)	First lien senior secured delayed draw term loan	9,366	30,437
Barracuda Dental LLC (dba National Dentex)	First lien senior secured revolving loan	7,961	5,854
BCTO BSI Buyer, Inc. (dba Buildertrend)	First lien senior secured revolving loan	5,357	5,357
BIG Buyer, LLC	First lien senior secured delayed draw term loan	12,393	5,625
BIG Buyer, LLC	First lien senior secured revolving loan	3,750	2,000
Blend Labs, Inc.	First lien senior secured revolving loan	7,500	—
BP Veraison Holdings, LLC (dba Sun World)	First lien senior secured delayed draw term loan	29,054	—
BP Veraison Holdings, LLC (dba Sun World)	First lien senior secured revolving loan	8,716	—
Caiman Merger Sub LLC (dba City Brewing)	First lien senior secured revolving loan	—	12,881
Centrify Corporation	First lien senior secured revolving loan	6,817	—
ConnectWise, LLC	First lien senior secured revolving loan	18,754	15,004
Definitive Healthcare Holdings, LLC	First lien senior secured delayed draw term loan	30,702	35,651
Definitive Healthcare Holdings, LLC	First lien senior secured revolving loan	9,360	10,870
Douglas Products and Packaging Company LLC	First lien senior secured revolving loan	2,119	6,055
Dodge Data & Analytics LLC	First lien senior secured revolving loan	1,888	—
Endries Acquisition, Inc.	First lien senior secured revolving loan	27,000	27,000
Entertainment Benefits Group, LLC	First lien senior secured revolving loan	1,304	1,104
Evolution BuyerCo, Inc. (dba SIAA)	First lien senior secured delayed draw term loan	21,419	—
Evolution BuyerCo, Inc. (dba SIAA)	First lien senior secured revolving loan	10,709	—
Forescout Technologies, Inc.	First lien senior secured revolving loan	5,345	5,345
Galls, LLC	First lien senior secured revolving loan	645	11,204
Gaylord Chemical Company, L.L.C.	First lien senior secured revolving loan	13,202	—
GC Agile Holdings Limited (dba Apex Fund Services)	First lien senior secured revolving loan	5,193	6,924
Gerson Lehrman Group, Inc.	First lien senior secured revolving loan	21,563	21,563

Portfolio Company	Investment	June 30, 2021	December 31, 2020
Granicus, Inc.	First lien senior secured delayed draw term loan	3,064	—
Granicus, Inc.	First lien senior secured revolving loan	1,187	2,636
H&F Opportunities LUX III S.À R.L (dba Checkmarx)	First lien senior secured revolving loan	16,250	16,250
Hercules Borrower, LLC (dba The Vincit Group)	First lien senior secured revolving loan	20,916	20,916
HGH Purchaser, Inc. (dba Horizon Services)	First lien senior secured delayed draw term loan	38,637	5,346
HGH Purchaser, Inc. (dba Horizon Services)	First lien senior secured revolving loan	8,748	8,748
Hometown Food Company	First lien senior secured revolving loan	4,235	3,671
Ideal Tridon Holdings, Inc.	First lien senior secured revolving loan	5,727	4,828
Individual Foodservice Holdings, LLC	First lien senior secured delayed draw term loan	21,449	25,781
Individual Foodservice Holdings, LLC	First lien senior secured revolving loan	19,650	18,465
Instructure, Inc.	First lien senior secured revolving loan	5,554	5,554
Integrity Marketing Acquisition, LLC	First lien senior secured revolving loan	14,832	14,832
Intelerad Medical Systems Incorporated (fka 11849573 Canada Inc.)	First lien senior secured delayed draw term loan	2,154	—
Intelerad Medical Systems Incorporated (fka 11849573 Canada Inc.)	First lien senior secured revolving loan	4,530	4,530
Interoperability Bidco, Inc.	First lien senior secured delayed draw term loan	—	8,000
Interoperability Bidco, Inc.	First lien senior secured revolving loan	4,000	—
IQN Holding Corp. (dba Beeline)	First lien senior secured revolving loan	22,672	22,672
KWOR Acquisition, Inc. (dba Worley Claims Services)	First lien senior secured delayed draw term loan	—	2,063
KWOR Acquisition, Inc. (dba Alacrity Solutions)	First lien senior secured revolving loan	5,200	5,200
Lazer Spot G B Holdings, Inc.	First lien senior secured revolving loan	26,833	26,833
Lightning Midco, LLC (dba Vector Solutions)	First lien senior secured revolving loan	—	8,953
Litera Bidco LLC	First lien senior secured revolving loan	5,738	5,738
Litera Bidco LLC	First lien senior secured delayed draw term loan	5,176	—
Lytx, Inc.	First lien senior secured delayed draw term loan	14,092	14,092
Mavis Tire Express Services Corp.	Second lien senior secured delayed draw term loan	—	11,376
Milan Laser Holdings LLC	First lien senior secured revolving loan	2,078	—
MINDBODY, Inc.	First lien senior secured revolving loan	6,071	6,071
Nelipak Holding Company	First lien senior secured revolving loan	2,948	2,948
Nelipak Holding Company	First lien senior secured revolving loan	7,840	7,597
NMI Acquisitionco, Inc. (dba Network Merchants)	First lien senior secured revolving loan	646	646
Norvax, LLC (dba GoHealth)	First lien senior secured revolving loan	12,273	12,273
Nutraceutical International Corporation	First lien senior secured revolving loan	13,578	13,578
Patriot Acquisition TopCo S.A.R.L (dba Corza Health, Inc.)	First lien senior secured revolving loan	13,538	—
Peter C. Foy & Associated Insurance Services, LLC	First lien senior secured delayed draw term loan	15,648	37,955

Portfolio Company	Investment	June 30, 2021	December 31, 2020
Peter C. Foy & Associated Insurance Services, LLC	First lien senior secured revolving loan	8,258	8,194
PCF Holdco, LLC	Class A Units	17,239	—
Pluralsight, LLC	First lien senior secured revolving loan	6,235	—
Professional Plumbing Group, Inc.	First lien senior secured revolving loan	5,757	5,757
Project Power Buyer, LLC (dba PEC-Veriforce)	First lien senior secured revolving loan	3,188	3,188
QC Supply, LLC	First lien senior secured revolving loan	1,150	633
Reef Global, Inc. (fka Cheese Acquisition, LLC)	First lien senior secured revolving loan	5,377	5,377
Refresh Parent Holdings, Inc.	First lien senior secured delayed draw term loan	8,233	29,482
Refresh Parent Holdings, Inc.	First lien senior secured revolving loan	10,776	7,716
Relativity ODA LLC	First lien senior secured revolving loan	7,333	—
RSC Acquisition, Inc (dba Risk Strategies)	First lien senior secured revolving loan	607	1,702
Quva Pharma, Inc.	First lien senior secured revolving loan	4,000	—
Safety Products/JHC Acquisition Corp. (dba Justrite Safety Group)	First lien senior secured delayed draw term loan	—	924
Sara Lee Frozen Bakery, LLC (fka KSLB Holdings, LLC)	First lien senior secured revolving loan	960	4,440
Sonny's Enterprises LLC	First lien senior secured revolving loan	17,968	17,969
Sonny's Enterprises LLC	First lien senior secured delayed draw term loan	5,503	—
Swipe Acquisition Corporation (dba PLI)	First lien senior secured delayed draw term loan	13,345	18,461
Swipe Acquisition Corporation (dba PLI)	Letter of Credit	7,118	7,118
TC Holdings, LLC (dba TrialCard)	First lien senior secured revolving loan	7,685	7,685
THG Acquisition, LLC (dba Hilb)	First lien senior secured delayed draw term loan	31,138	36,302
THG Acquisition, LLC (dba Hilb)	First lien senior secured revolving loan	8,608	8,608
Thunder Purchaser, Inc. (dba Vector Solutions)	First lien senior secured delayed draw term loan	10,966	—
Thunder Purchaser, Inc. (dba Vector Solutions)	First lien senior secured revolving loan	3,838	—
Trader Interactive, LLC (fka Dominion Web Solutions, LLC)	First lien senior secured revolving loan	6,387	4,471
Troon Golf, L.L.C.	First lien senior secured revolving loan	14,426	14,426
TSB Purchaser, Inc. (dba Teaching Strategies, Inc.)	First lien senior secured revolving loan	4,239	4,239
Ultimate Baked Goods Midco, LLC	First lien senior secured revolving loan	3,685	4,638
Valence Surface Technologies LLC	First lien senior secured delayed draw term loan	—	6,000
Valence Surface Technologies LLC	First lien senior secured revolving loan	4,000	10,000
Velocity HoldCo III Inc. (dba Velocity EHS)	First lien senior secured revolving loan	1,340	—
WU Holdco, Inc. (dba Weiman Products, LLC)	First lien senior secured revolving loan	11,139	10,739
WU Holdco, Inc. (dba Weiman Products, LLC)	First lien senior secured delayed draw term loan	14,830	—
Wingspire Capital Holdings LLC	LLC Interest	76,962	82,462
Total Unfunded Portfolio Company Commitments		$946,925	$880,626

We seek to carefully consider our unfunded portfolio company commitments for the purpose of planning our ongoing financial leverage. Further, we consider any outstanding unfunded portfolio company commitments we are required to fund within the 150% asset coverage limitation. As of June 30, 2021, we believed we had adequate financial resources to satisfy the unfunded portfolio company commitments.

Other Commitments and Contingencies

We had raised $5.5 billion in total Capital Commitments from investors, of which $112.4 million was from executives of Owl Rock. As of June 17, 2019, all outstanding Capital Commitments had been drawn.

In connection with the IPO, on July 22, 2019, we entered into the Company 10b5-1 Plan, to acquire up to $150 million in the aggregate of our common stock at prices below its net asset value per share over a specified period, in accordance with the guidelines specified in Rule 10b-18 and Rule 10b5-1 of the Exchange Act. Under the Company 10b5-1 Plan, Goldman, Sachs & Co., as agent, acquired 12,515,624 shares for approximately $150 million. The Company 10b5-1 Plan commenced on August 19, 2019 and was exhausted on August 4, 2020.

On November 3, 2020, our Board approved a repurchase program under which we may repurchase up to $100 million of our outstanding common stock. Under the program, purchases may be made at management’s discretion from time to time in open-market transactions, in accordance with all applicable securities laws and regulations. Unless extended by our Board, the repurchase program will terminate 12-months from the date it was approved. As of June 30, 2021, no repurchases were made under the repurchase plan.

From time to time, we may become a party to certain legal proceedings incidental to the normal course of its business. At June 30, 2021, we were not aware of any material pending or threatened litigation that would require accounting recognition or financial statement disclosure.

Contractual Obligations

A summary of our contractual payment obligations under our credit facilities as of June 30, 2021, is as follows:

	Payments Due by Period
($ in millions)	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
Revolving Credit Facility	$396.8	$—	$—	396.8	—
SPV Asset Facility II	100.0	—	—	—	100.0
SPV Asset Facility III	275.0	—	275.0	—	—
SPV Asset Facility IV	155.0	—	—	—	155.0
CLO I	390.0	—	—	—	390.0
CLO II	260.0	—	—	—	260.0
CLO III	260.0	—	—	—	260.0
CLO IV	252.0	—	—	—	252.0
CLO V	196.0	—	—	—	196.0
CLO VI	260.0	—	—	—	260.0
2023 Notes	150.0	—	150.0	—	—
2024 Notes	400.0	—	400.0	—	—
2025 Notes	425.0	—	—	425.0	—
July 2025 Notes	500.0	—	—	500.0	—
2026 Notes	500.0	—	—	500.0	—
July 2026 Notes	1,000.0	—	—	—	1,000.0
2027 Notes	500.0	—	—	—	500.0
2028 Notes	450.0	—	—	—	450.0
Total Contractual Obligations	$6,469.8	$—	$825.0	$1,821.8	$3,823.0

Related-Party Transactions

We have entered into a number of business relationships with affiliated or related parties, including the following:

•
the Investment Advisory Agreement;
•
the Administration Agreement; and
•
the License Agreement.

In addition to the aforementioned agreements, we, our Adviser and certain of our Adviser’s affiliates have been granted exemptive relief by the SEC to co-invest with other funds managed by the Adviser or its affiliates, in a manner consistent with our investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors. See “ITEM 1. – Notes to Consolidated Financial Statements – Note 3. Agreements and Related Party Transactions” for further details.

We invest through Wingspire and, together with Regents (and subsequent to June 30, 2021, Nationwide), through ORCC SLF, controlled affiliated investments as defined in the 1940 Act. See “ITEM 1. – Notes to Consolidated Financial Statements – Note 3. Agreements and Related Party Transactions” for further details.

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

Recent Developments

On July 8, 2021, the parties to the SPV Asset Facility II amended the SPV Asset Facility II to, among other things, extend the reinvestment period and the stated maturity, adjust the applicable margin for the revolving and term loan commitments and adjust our commitment fees payable.

On July 9, 2021 we completed a $440.5 million term debt securitization refinancing. As part of the refinancing, the CLO IV Issuer issued the following classes of notes: (i) $252 million of AAA(sf) Class A-1-R Notes, which bear interest at three-month LIBOR plus 1.60% and (ii) $40.5 million of AA(sf) Class A-2-R Notes, which bear interest at three-month LIBOR plus 1.90%. We retained 148,000 preferred shares of the CLO IV Issuer. Following the refinancing, the reinvestment period was extended to August 20, 2025 and the maturity date was extended to August 20, 2033.

On August 3, 2021, the Board declared a distribution of $0.31 per share for shareholders of record on September 30, 2021 payable on or before November 15, 2021.

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

Substantially all of our assets and liabilities are financial in nature. As a result, changes in interest rates and other factors drive our performance more directly than does inflation. Changes in interest rates do not necessarily correlate with inflation rates or changes in inflation rates. As of June 30, 2021, 99.9% of our debt investments based on fair value were floating rates. Additionally, the weighted average LIBOR floor, based on fair value, of our debt investments was 0.9%.

Based on our Consolidated Statements of Assets and Liabilities as of June 30, 2021, the following table shows the annualized impact on net income of hypothetical base rate changes in interest rates on our debt investments (considering interest rate floors for floating rate instruments) assuming each floating rate investment is subject to 3-month LIBOR and there are no changes in our investment and borrowing structure:

($ in millions)	Interest Income	Interest Expense	Net Income
Up 300 basis points	$257.1	$104.5	$152.6
Up 200 basis points	$142.8	$69.6	$73.2
Up 100 basis points	$29.0	$34.8	$(5.8)
Up 50 basis points	$6.4	$17.4	$(11.0)
Down 25 basis points	$(1.7)	$(6.2)	$4.5

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

(b)
Changes in Internal Controls Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in Part I, “ITEM 1A. RISK FACTORS” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020 and in our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2021, which could materially affect our business, financial condition and/or operating results. The risks described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020 and in our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2021 are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results.

Because our business model depends to a significant extent upon Blue Owl’s relationships with corporations, financial institutions and investment firms, the inability of Blue Owl to maintain or develop these relationships, or the failure of these relationships to generate investment opportunities, could adversely affect our business.

We expect that Blue Owl will depend on its relationships with corporations, financial institutions and investment firms, and we will rely to a significant extent upon these relationships to provide us with potential investment opportunities. If Blue Owl fails to maintain its existing relationships or develop new relationships or sources of investment opportunities, we may not be able to grow our investment portfolio. In addition, individuals with whom Blue Owl has relationships are not obligated to provide us with investment opportunities, and, therefore, there is no assurance that such relationships will generate investment opportunities for us.

The time and resources that individuals associated with our Adviser devote to us may be diverted, and we may face additional competition due to, among other things, the fact that neither our Adviser nor its affiliates is prohibited from raising money for or managing another entity that makes the same types of investments that we target.

Blue Owl is not prohibited from raising money for and managing future investment entities, in addition to the funds managed by the Adviser or its affiliates comprising Owl Rock and the private funds managed by Dyal (the "Blue Owl Clients"), that make the same or similar types of investments as those we target. As a result, the time and resources that our Adviser devotes to us may be diverted, and during times of intense activity in other investment programs they may devote less time and resources to our business than is necessary or appropriate. In addition, we may compete with any such investment entity also managed by the Adviser or its affiliates for the same investors and investment opportunities. Furthermore, certain members of the investment committee are officers of Blue Owl and will devote a portion of their time to the operations of Blue Owl, including with respect to public company compliance, investor relations and other matter that did not apply to Owl Rock prior to the formation of Blue Owl.

The Adviser or its affiliates may have incentives to favor their respective other accounts and clients and/or Blue Owl over us, which may result in conflicts of interest that could be harmful to us.

Because our Adviser and its affiliates manage assets for, or may in the future manage assets for, other investment companies, pooled investment vehicles and/or other accounts (including institutional clients, pension plans, co-invest vehicles and certain high net worth individuals), certain conflicts of interest are present. For instance, our Adviser and its affiliates may receive asset management performance-based, or other fees from certain accounts that are higher than the fees received by our Adviser from us. In addition, certain members of the investment committee and other executive and employees of our Adviser will hold and receive interest in Blue Owl and its affiliates, in addition to cash and carried interest compensation. In these instances, a portfolio manager for our Adviser may have an incentive to favor the higher fee and/or performance-based fee accounts over us and/or to favor Blue Owl. In addition, a conflict of interest exists to the extent our Adviser, its affiliates, or any of their respective executives, portfolio managers or employees have proprietary or personal investments in other investment companies or accounts or when certain other investment companies or accounts are investment options in our Adviser’s or its affiliates’ employee benefit plans. In these circumstances, our Adviser has an incentive to favor these other investment companies or accounts over us. Our board of directors will seek to monitor these conflicts but there can be no assurances that such monitoring will fully mitigate any such conflicts.

The Adviser and its affiliates may face conflicts of interest with respect to services performed for issuers in which we may invest.

Our Adviser and its affiliates may provide a broad range of financial services to companies in which we may invest, including providing arrangement, syndication, origination structuring and other services to portfolio companies, and will generally be paid fees for such services, in compliance with applicable law, by the portfolio company. Any compensation received by our Adviser or its affiliates for providing these services will not be shared with us and may be received before we realize a return on our investment. In addition, we may invest in companies managed by entities in which funds managed by Dyal have acquired a minority interest. Our Adviser and its affiliates may face conflicts of interest with respect to services performed for these companies, on the one hand, and investments recommended to us, on the other hand and could, in certain instances, have an incentive not to pursue actions against a portfolio company that would be in our best interest.

We may compete for capital and investment opportunities with other entities managed by our Adviser or its affiliates, subjecting our Adviser to certain conflicts of interests.

Our Adviser will experience conflicts of interest in connection with the management of our business affairs relating to and arising from a number of matters, including: the allocation of investment opportunities by our Adviser and its affiliates; compensation to our Adviser; services that may be provided by our Adviser and its affiliates to issuers in which we may invest; investments by us and other clients of our Adviser, subject to the limitations of the 1940 Act; the formation of additional investment funds managed by our Adviser; differing recommendations given by our Adviser to us versus other clients; our Adviser’s use of information gained from issuers in our portfolio for investments by other clients, subject to applicable law; and restrictions on our Adviser’s use of “inside information” with respect to potential investments by us.

Specifically, we may compete for investments with the other Blue Owl Clients, subjecting our Adviser and its affiliates to certain conflicts of interest in evaluating the suitability of investment opportunities and making or recommending investments on our behalf. To mitigate these conflicts, the Owl Rock Advisers will seek to execute such transactions for all of the participating investment accounts, including us, on a fair and equitable basis and in accordance with the Owl Rock Advisers’ investment allocation policy, taking into account such factors as the relative amounts of capital available for new investments; cash on hand; existing commitments and reserves; the investment programs and portfolio positions of the participating investment accounts, including portfolio construction, diversification and concentration considerations; the investment objectives, guidelines and strategies of each client; the clients for which participation is appropriate’ each client’s life cycle; targeted leverage level; targeted asset mix and any other factors deemed appropriate.

We may be prohibited under the 1940 Act from participating in certain transactions with our affiliates without the prior approval of our directors who are not interested persons and, in some cases, the prior approval of the SEC. We rely on exemptive relief that has been granted by the SEC to our Adviser to co-invest with other funds managed by our Adviser or certain of its affiliates in a manner consistent with our investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors. Pursuant to such exemptive relief, we generally are permitted to co-invest with certain of our affiliates if a “required majority” (as defined in Section 57(o) of the 1940 Act) of our independent directors make certain conclusions in connection with a co-investment transaction, including that (1) the terms of the transaction, including the consideration to be paid, are reasonable and fair to us and our shareholders and do not involve overreaching of us or our shareholders on the part of any person concerned, (2) the transaction is consistent with the interests of our shareholders and is consistent with our investment objective and strategies, (3) the investment by our affiliates would not disadvantage us, and our participation would not be on a basis different from or less advantageous than that on which our affiliates are investing, and (4) the proposed investment by us would not benefit our Adviser or its affiliates or any affiliated person of any of them (other than the parties to the transaction), except to the extent permitted by the exemptive relief and applicable law, including the limitations set forth in Section 57(k) of the 1940 Act. The Owl Rock Advisers’ allocation policy seeks to ensure equitable allocation of investment opportunities between us and/or other funds managed by our Adviser or its affiliates. As a result of the exemptive relief, there could be significant overlap in our investment portfolio and the investment portfolio of other funds managed by Owl Rock that could avail themselves of the exemptive relief and that have an investment objective similar to ours.

Actions by our Adviser or its affiliates on behalf of their other accounts and clients may be adverse to us and our investments and harmful to us.

The Owl Rock Advisers and their affiliates manage assets for accounts other than us, including, but not limited to, the Blue Owl Clients. Actions taken by the Owl Rock Advisers and their affiliates on behalf of the Blue Owl Clients may be adverse to us and our investments, which could harm our performance. For example, we may invest in the same credit obligations as other Blue Owl Clients, although, to the extent permitted under the 1940 Act, our investments may include different obligations or levels of the capital structure of the same issuer. Decisions made with respect to the securities held by one of the Blue Owl Clients may cause (or have the potential to cause) harm to the different class of securities of the issuer held by other Blue Owl Clients (including us). While the Owl Rock Advisers and their affiliates have developed general guidelines regarding when two or more funds can invest in different parts of the same company’s capital structure and created a process that they employ to handle those conflicts when they arise, their decision to permit the investments to occur in the first instance or their judgment on how to minimize the conflict could be challenged. If the Owl Rock Advisers and their affiliates fail to appropriately address those conflicts, it could negatively impact their reputation and ability to raise additional funds and the willingness of counterparties to do business with them or result in potential litigation against them.

Our access to confidential information may restrict our ability to take action with respect to some investments, which, in turn, may negatively affect our results of operations.

We, directly or through our Adviser, may obtain confidential information about the companies in which we have invested or may invest or be deemed to have such confidential information. Our Adviser may come into possession of material, non-public information through its members, officers, directors, employees, principals or affiliates. In addition, funds managed by Dyal may invest in entities that manage our portfolio companies and, as a result, may obtain additional confidential information about our portfolio companies. The possession of such information may, to our detriment, limit the ability of us and our Adviser to buy or sell a security or otherwise to participate in an investment opportunity. In certain circumstances, employees of our Adviser may serve as board members or in other capacities for portfolio or potential portfolio companies, which could restrict our ability to trade in the securities of such companies. For example, if personnel of our Adviser come into possession of material non-public information with respect to our investments, such personnel will be restricted by our Adviser’s information-sharing policies and procedures or by law or contract from sharing such information with our management team, even where the disclosure of such information would be in our best interests or would otherwise influence decisions taken by the members of the management team with respect to that investment. This conflict and these procedures and practices may limit the freedom of our Adviser to enter into or exit from potentially profitable investments for us, which could have an adverse effect on our results of operations. Accordingly, there can be no assurance that we will be able to fully leverage the resources and industry expertise of our Adviser in the course of its duties. Additionally, there may be circumstances in which one or more individuals associated with our Adviser will be precluded from providing services to us because of certain confidential information available to those individuals or to other parts of our Adviser.

To the extent we invest in publicly traded companies, we may be unable to obtain financial covenants and other contractual rights, which subjects us to additional risks.

If we invest in instruments issued by publicly-held companies, we may be subject to risks that differ in type or degree from those involved with investments in privately-held companies. Such risks include, without limitation, greater volatility in the valuation of such companies, increased obligations to disclose information regarding such companies, limitations on our ability to dispose of such instruments at certain times, increased likelihood of shareholder litigation against such companies’ board members and increased costs associated with each of the aforementioned risks. In addition, to the extent we invest in publicly traded debt instruments, we may not be able to obtain financial covenants or other contractual rights that we might otherwise be able to obtain when making privately-negotiated investments. We may not have the same access to information in connection with investments in public debt instruments that we would expect to have in connection with privately-negotiated investments. If we or the Adviser were deemed to have material, nonpublic information regarding the issuer of a publicly traded instrument in which we have invested, we may be limited in our ability to make new investments or sell existing investments in such issuer.

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

A cyber incident is considered to be any adverse event that threatens the confidentiality, integrity or availability of the information resources of us or our portfolio companies. These incidents may be an intentional attack or an unintentional event and could involve gaining unauthorized access to our information systems or those of our portfolio companies or third-party vendors for purposes of misappropriating assets, stealing confidential information, corrupting data or causing operational disruption. Despite careful security and controls design, the information technology systems of our portfolio companies and our third-party vendors, may be subject to security breaches and cyber-attacks the result of which could include disrupted operations, misstated or unreliable financial data, liability for stolen assets or information, increased cybersecurity protection and insurance costs, litigation and damage to business relationships. As our, our portfolio companies’ and our third party vendor’s reliance on technology has increased, so have the risks posed to our information systems, both internal and those provided by third-party service providers, and the information systems of our portfolio companies and third-party vendors. We have implemented processes, procedures and internal controls to help mitigate cybersecurity risks and cyber intrusions, but these measures, as well as our increased awareness of the nature and extent of a risk of a cyber-incident, do not guarantee that a cyber-incident will not occur and/or that our financial results, operations or confidential information will not be negatively impacted by such an incident. Further, the remote working conditions resulting from the COVID-19 pandemic have heightened our and our portfolio companies’ vulnerability to a cybersecurity risk or incident.

We cannot predict how new tax legislation will affect us, our investments, or our stockholders, and any such legislation could adversely affect our business.

Legislative or other actions relating to taxes could have a negative effect on us. The rules dealing with U.S. federal income taxation are constantly under review by persons involved in the legislative process and by the Internal Revenue Service and the U.S. Treasury Department. The Biden Administration has proposed significant changes to the existing U.S. tax rules, and there are a number of proposals in Congress that would similarly modify the existing U.S. tax rules. The likelihood of any such legislation being enacted is uncertain, but new legislation and any U.S. Treasury regulations, administrative interpretations or court decisions interpreting such legislation could significantly and negatively affect our ability to qualify for tax treatment as a RIC or the U.S. federal income tax consequences to us and our investors of such qualification, or could have other adverse consequences. Investors are urged to consult with their tax advisor regarding tax legislative, regulatory, or administrative developments and proposals and their potential effect on an investment in our common stock.

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

To identify a successor rate for U.S. dollar LIBOR, the Alternative Reference Rates Committee ("ARRC"), a U.S.-based group convened by the U.S. Federal Reserve Board and the Federal Reserve Bank of New York, was formed. The ARRC has identified the Secured Overnight Financing Rate ("SOFR") as its preferred alternative rate for LIBOR. SOFR is a measure of the cost of borrowing cash overnight, collateralized by U.S. Treasury securities, and is based on directly observable U.S. Treasury-backed repurchase transactions. On July 29, 2021, the ARCC formally recommended SOFR as its preferred alternative replacement rate for LIBOR. Although SOFR appears to be the preferred replacement rate for U.S. dollar LIBOR, at this time, it is not possible to predict the effect of any such changes, any establishment of alternative reference rates or other reforms to LIBOR that may be enacted in the United States, United Kingdom or elsewhere or, whether the COVID-19 outbreak will have further effect on LIBOR transition plans.

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

On May 14, 2021, pursuant to our dividend reinvestment plan, we issued 815,703 shares of our common stock, at a price of $14.20 per share, to stockholders of record as of March 31, 2021 that did not opt out of our dividend reinvestment plan in order to satisfy the reinvestment portion of our dividends. This issuance was not subject to the registration requirements of the Securities Act of 1933, as amended.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Investment Team and Investment Committee

The Adviser's investment team (the “Investment Team”) is led by Douglas I. Ostrover, Marc S. Lipschultz and Craig W. Packer and is supported by certain members of the Adviser's senior executive team and the investment committee. The Investment committee is comprised of Douglas I. Ostrover, Marc S. Lipschultz, Craig W. Packer, Alexis Maged and, effective September 1, 2021, Jeff Walwyn. Subject to the overall supervision of the Board, the Adviser manages our day-to-day operations, and provides investment advisory and management services to us.

The investment committee meets regularly to consider our investments, direct our strategic initiatives and supervise the actions taken by the Adviser on our behalf. In addition, the investment committee reviews and determines whether to make prospective investments and monitors the performance of the investment portfolio. Each investment opportunity requires the approval of a majority of the members of the investment committee. Follow-on investments in existing portfolio companies may require the investment committee's approval beyond that obtained when the initial investment in the portfolio company was made. In addition, temporary investments, such as those in cash equivalents, U.S. government securities and other high quality debt investments that mature in one year or less, may require approval by the investment committee.

Mr. Walwyn, 41, is a Managing Director in the Owl Rock division of Blue Owl, serves as the Head of Underwriting non-technology for each of the Owl Rock Advisers and, effective September 1, 2021, serves as a member of the Investment Committee of the Adviser and ORDA. Prior to joining Owl Rock in 2017, Mr. Walwyn was a Managing Director with Guggenheim Partners from 2015 until 2017. Upon Apollo Global Management’s acquisition of Gulf Steam Asset management in 2011, Mr. Walwyn joined Apollo and was a Principal until 2014. Prior to its acquisition by Apollo, Mr. Walwyn was a Vice President at Gulf Stream Asset Management where he started in 2006. Earlier in his career, Mr. Walwyn worked in Investment Banking with JPMorgan. Mr. Walwyn received a B.A. from Cornell University and an M.B.A. from Duke University’s Fuqua School of Business and is a Chartered Financial Analyst.

Executive Officers

On August 3, 2021, the Board, appointed Jonathan Lamm to serve as the Company's Chief Financial Officer and Chief Operating Officer, effective September 1, 2021. The Board also appointed Alan Kirshenbaum, who currently serves as the Company's Chief Financial Officer, Chief Operating Officer and Treasurer, to serve as the Company's Executive Vice President, and Matthew Swatt and Shari Withem to serve as the Company's Co-Treasurers, each effective September 1, 2021.

Mr. Lamm, 47, is a Managing Director of Blue Owl. Prior to joining Owl Rock, a division of Blue Owl, in April 2021, Mr. Lamm served as the Chief Financial Officer and Treasurer of Goldman Sachs BDC, Inc. (“GSBD”), a business development company traded on the New York Stock Exchange. Mr. Lamm was responsible for building and overseeing GSBD's finance, treasury, accounting and operations functions from April 2013 through March 2021, including during its initial public offering in March 2015. During his time at Goldman Sachs, Mr. Lamm also served as Chief Financial Officer and Treasurer of Goldman Sachs Private Middle Market Credit LLC, Goldman Sachs Private Middle Market Credit II LLC and Goldman Sachs Middle Market Lending Corp. prior to the completion of its merger with GSBD in October 2020. Throughout his twenty-two years at Goldman Sachs, Mr. Lamm held various positions. From 2013 to 2021, Mr. Lamm served as Managing Director, Chief Operating Officer and Chief Financial Officer at GSAM Credit Alternatives. From 2007 to 2013, Mr. Lamm served as Vice President, Chief Operating Officer and Chief Financial Officer at GSAM Credit Alternatives. From 2005 to 2007, Mr. Lamm served as Vice President in the Financial Reporting group and, from 1999 to 2005, he served as a Product Controller. Prior to joining Goldman Sachs, Mr. Lamm worked in public accounting at Deloitte & Touche.

Mr. Swatt, 33, is a Principal of Blue Owl and serves as the Co-Controller for each of the Company, Owl Rock Capital Corporation II, Owl Rock Capital Corporation III, Owl Rock Technology Finance Corp. and Owl Rock Core Income Corp. (the “Owl Rock BDCs”). Prior to joining Owl Rock in May 2016, Mr. Swatt was an Assistant Controller at Guggenheim Partners in their Private Credit group, where he was responsible for the finance, accounting, and financial reporting functions. Preceding that role, Mr. Swatt worked within the Financial Services—Alternative Investments practice of PricewaterhouseCoopers LLP where he specialized in financial reporting, fair valuation of illiquid investments and structured products, internal controls and other technical accounting matters pertaining to alternative investment advisors, hedge funds, business development companies and private equity funds. Mr. Swatt received a B.S. in Accounting from the University of Maryland and is a licensed Certified Public Accountant in New York.

Ms. Withem, 38, is a Principal of Blue Owl and serves as the Co-Controller for each of the Owl Rock BDCs. Prior to joining Owl Rock in March 2018, Ms. Withem was Vice President of TPG Special Situation Partners, a business development company traded on the NYSE (TSLX), where she was responsible for accounting, financial reporting, treasury and internal controls functions. Preceding that role, Ms. Withem worked for MCG Capital Corporation, a business development company formerly traded on the Nasdaq (MCGC) and Deloitte in the Audit and Assurance Practice. Ms. Withem received a B.S. in Accounting from James Madison University and is a licensed Certified Public Accountant in Virginia.

Biographical and other information about Mr. Kirshenbaum can be found in the Company's definitive proxy statement filed with the Securities and Exchange Commission on July 9, 2021 and is incorporated by reference herein.

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
4.1

Sixth Supplemental Indenture, dated as of April 26, 2021, between Owl Rock Capital Corporation and Wells Fargo Bank, National Association, as Trustee (incorporated by reference to Exhibit 4.1 to the Company's current report on Form 8-K, filed on April 26, 2021).

4.2	Form of 2.625% Note Due 2027 (incorporated by reference to Exhibit 4.2 to the Company's current report on Form 8-K, filed on April 26, 2021).
4.3

Seventh Supplemental Indenture, dated as of June 11, 2021, between Owl Rock Capital Corporation and Wells Fargo Bank, National Association, as Trustee (incorporated by reference to Exhibit 4.2 to the Company's current report on Form 8-K, filed on June 11, 2021).

4.4	Form of 2.875% Notes Due 2028 (incorporated by reference to Exhibit 4.3 to the Company's current report on Form 8-K, filed on June 11, 2021).
10.1*

First Supplemental Indenture, dated April 9, 2021, to Indenture and Security Agreement, dated as of December 12, 2019, by and among Owl Rock CLO II, Ltd., as issuer, Owl Rock CLO II, LLC, as co-issuer, and State Street Bank and Trust Company, as trustee.

10.2

Indenture and Security Agreement, dated as of May 5, 2021, by and between Owl Rock CLO VI, Ltd., as Issuer, Owl Rock CLO VI, LLC, as Co-Issuer and State Street Bank and Trust Company, as Trustee (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K, filed on May 7, 2021).

10.3

Collateral Management Agreement, dated as of May 5, 2021, by and between Owl Rock CLO VI, Ltd., as issuer, and Owl Rock Capital Advisors LLC, as collateral manager (incorporated by reference to Exhibit 10.2 to the Company’s current report on Form 8-K, filed on May 7, 2021).

10.4

Loan Sale Agreement, dated as of May 5, 2021, between Owl Rock Capital Corporation, as seller, and Owl Rock CLO VI, Ltd., as purchaser (incorporated by reference to Exhibit 10.3 to the Company’s current report on Form 8-K, filed on May 7, 2021).

10.5

Loan Sale Agreement, dated as of May 5, 2021, between ORCC Financing IV LLC, as seller, and Owl Rock CLO VI, Ltd., as purchaser (incorporated by reference to Exhibit 10.4 to the Company’s current report on Form 8-K, filed on May 7, 2021).

10.6

Third Amended and Restated Investment Advisory Agreement between Owl Rock Capital Corporation and Owl Rock Capital Advisors LLC, dated May 18, 2021 (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K, filed on May 19, 2021).

10.7

Amended and Restated Administration Agreement between Owl Rock Capital Corporation and Owl Rock Capital Advisors LLC, dated May 18, 2021 (incorporated by reference to Exhibit 10.2 to the Company’s current report on Form 8-K, filed on May 19, 2021).

10.8

Third Amendment to Credit Agreement, dated as of May 26, 2021, by and among ORCC Financing IV LLC, as borrower, Société Générale, as administrative agent, State Street Bank and Trust Company, as collateral agent, collateral administrator and custodian, Cortland Capital Market Services LLC, as document custodian, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K, filed on May 28, 2021).

10.9

Second Amendment to Amended and Restated Limited Liability Company Agreement of Sebago Lake LLC, dated June 30, 2021, by and between Owl Rock Capital Corporation and The Regents of the University of California (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed on July 2, 2021).

Exhibit Number	Description of Exhibits

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1*	Code of Ethics

________________

*  Filed herein.

**  Furnished herein.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Owl Rock Capital Corporation
Date: August 4, 2021	By:	/s/ Craig W. Packer
Craig W. Packer
Chief Executive Officer
Owl Rock Capital Corporation

Date: August 4, 2021	By:	/s/ Alan Kirshenbaum
Alan Kirshenbaum
Chief Operating Officer and Chief Financial Officer