Form 10-Q
period 2021-09-30
Owl Rock Capital Corp
filed 2021-11-03
CIK 1655888

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal quarter ended September 30, 2021

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

As of November 3, 2021, the registrant had 393,152,554 shares of common stock, $0.01 par value per share, outstanding.

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

PART I. CONSOLIDATED FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

Owl Rock Capital Corporation

Consolidated Statements of Assets and Liabilities

(Amounts in thousands, except share and per share amounts)

	September 30, 2021 (Unaudited)	December 31, 2020
Assets
Investments at fair value
Non-controlled, non-affiliated investments (amortized cost of $11,547,197 and $10,653,613, respectively)	$11,584,751	$10,569,691
Controlled, affiliated investments (amortized cost of $527,704 and $275,105, respectively)	525,347	272,381
Total investments at fair value (amortized cost of $12,074,901 and $10,928,718, respectively)	12,110,098	10,842,072
Cash (restricted cash of $14,217 and $8,841, respectively)	779,581	347,917
Foreign cash (cost of $15,326 and $9,641, respectively)	15,148	9,994
Interest receivable	62,377	57,108
Receivable for investments sold	77,426	6,316
Receivable from a controlled affiliate	4,127	2,347
Prepaid expenses and other assets	27,121	38,603
Total Assets	$13,075,878	$11,304,357
Liabilities
Debt (net of unamortized debt issuance costs of $114,874 and $91,085, respectively)	$6,934,942	$5,292,722
Distribution payable	121,877	152,087
Management fee payable	45,583	35,936
Incentive fee payable	27,682	19,070
Payables to affiliates	5,399	6,527
Accrued expenses and other liabilities	63,403	51,581
Total Liabilities	7,198,886	5,557,923
Commitments and contingencies (Note 7)
Net Assets
Common shares $0.01 par value, 500,000,000 shares authorized; 393,152,554 and 389,966,688 shares issued and outstanding, respectively	3,931	3,900
Additional paid-in-capital	5,985,429	5,940,979
Total distributable earnings (losses)	(112,368)	(198,445)
Total Net Assets	5,876,992	5,746,434
Total Liabilities and Net Assets	$13,075,878	$11,304,357
Net Asset Value Per Share	$14.95	$14.74

The accompanying notes are an integral part of these consolidated financial statements.

Owl Rock Capital Corporation

Consolidated Statements of Operations

(Amounts in thousands, except share and per share amounts)

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
Investment Income
Investment income from non-controlled, non-affiliated investments:
Interest income	$241,966	$179,597	$686,314	$561,236
Dividend Income	10,600	2,688	19,924	3,608
Other income	7,942	2,507	15,559	10,473
Total investment income from non-controlled, non-affiliated investments	260,508	184,792	721,797	575,317
Investment income from controlled, affiliated investments:
Interest income	1,392	—	4,033	—
Dividend income	7,128	2,267	13,469	6,716
Other Income	163	—	480	—
Total investment income from controlled, affiliated investments	8,683	2,267	17,982	6,716
Total Investment Income	269,191	187,059	739,779	582,033
Expenses
Interest expense	56,516	37,391	159,037	110,533
Management fee	45,586	36,460	131,703	104,852
Performance based incentive fees	27,682	22,302	74,727	70,500
Professional fees	3,849	3,330	10,966	9,782
Directors' fees	239	179	757	633
Other general and administrative	3,140	1,659	7,302	5,564
Total Operating Expenses	137,012	101,321	384,492	301,864
Management and incentive fees waived (Note 3)	—	(40,531)	—	(122,925)
Net Operating Expenses	137,012	60,790	384,492	178,939
Net Investment Income (Loss) Before Taxes	132,179	126,269	355,287	403,094
Income tax expense (benefit), including excise tax expense (benefit)	1,680	(1,168)	3,004	239
Net Investment Income (Loss) After Taxes	$130,499	$127,437	$352,283	$402,855
Net Realized and Change in Unrealized Gain (Loss)
Net change in unrealized gain (loss):
Non-controlled, non-affiliated investments	$14,475	$80,619	$133,961	$(196,001)
Income tax (provision) benefit	(4,383)	—	(8,605)	—
Controlled affiliated investments	985	4,615	367	(3,536)
Translation of assets and liabilities in foreign currencies	(796)	3,113	(3,716)	3,237
Total Net Change in Unrealized Gain (Loss)	10,281	88,347	122,007	(196,300)
Net realized gain (loss):
Non-controlled, non-affiliated investments	2,018	2,537	(24,656)	2,885
Foreign currency transactions	53	(2,274)	1,242	(2,364)
Total Net Realized Gain (Loss)	2,071	263	(23,414)	521
Total Net Realized and Change in Unrealized Gain (Loss)	12,352	88,610	98,593	(195,779)
Net Increase (Decrease) in Net Assets Resulting from Operations	$142,851	$216,047	$450,876	$207,076
Earnings Per Share - Basic and Diluted	$0.36	$0.56	$1.15	$0.53
Weighted Average Shares Outstanding - Basic and Diluted	392,715,513	386,534,213	391,893,306	388,474,850

The accompanying notes are an integral part of these consolidated financial statements.

Owl Rock Capital Corporation

Consolidated Schedule of Investments

As of September 30, 2021

(Amounts in thousands, except share amounts)

(Unaudited)

Company(1)(2)(17)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(3)(27)	Fair Value	Percentage of Net Assets
Non-controlled/non-affiliated portfolio company investments
Debt Investments
Advertising and media
Global Music Rights, LLC(4)(7)(24)	First lien senior secured loan	L + 5.75%	8/28/2028	7,500	7,352	7,350	0.1%
Global Music Rights, LLC(4)(18)(19)(24)	First lien senior secured revolving loan	L + 5.75%	8/27/2027	—	(13)	(13)	—%
				7,500	7,339	7,337	0.1%
Aerospace and defense
Aviation Solutions Midco, LLC (dba STS Aviation)(4)(7)(24)	First lien senior secured loan	L + 7.25%	1/3/2025	215,136	212,649	195,775	3.3%
Peraton Corp.(4)(5)(24)	Second lien senior secured loan	L + 7.75%	2/1/2029	47,500	46,823	47,144	0.8%
Valence Surface Technologies LLC(4)(8)(24)	First lien senior secured loan	L + 6.75% (incl. 1.00% PIK)	6/28/2025	121,821	120,594	111,465	1.9%
Valence Surface Technologies LLC(4)(8)(18)(24)	First lien senior secured revolving loan	L + 6.75% (incl. 1.00% PIK)	6/28/2025	6,018	5,925	5,166	0.1%
				390,475	385,991	359,550	6.1%
Buildings and real estate
Associations, Inc.(4)(7)(24)	First lien senior secured loan	L + 6.50% (incl. 2.50% PIK)	7/2/2027	389,625	385,869	385,729	6.6%
Associations, Inc.(4)(7)(18)(20)(24)	First lien senior secured delayed draw term loan A	L + 6.50% (incl. 2.50% PIK)	7/2/2022	1,755	1,643	1,638	—%
Associations, Inc.(4)(18)(19)(20)(24)	First lien senior secured delayed draw term loan B	L + 6.50% (incl. 2.50% PIK)	1/2/2023	—	(234)	(244)	—%
Associations, Inc.(4)(18)(19)(20)(24)	First lien senior secured delayed draw term loan C	L + 6.50% (incl. 2.50% PIK)	7/2/2023	—	(234)	(244)	—%
Associations, Inc.(4)(18)(19)(24)	First lien senior secured revolving loan	L + 6.50%	7/2/2027	—	(316)	(329)	—%
Dodge Data & Analytics LLC(4)(5)(24)	First lien senior secured loan	L + 7.50%	4/14/2026	32,643	32,039	32,072	0.5%
Dodge Data & Analytics LLC(4)(18)(19)(24)	First lien senior secured revolving loan	L + 7.50%	4/14/2026	—	(34)	(33)	—%

Owl Rock Capital Corporation

Consolidated Schedule of Investments

As of September 30, 2021

(Amounts in thousands, except share amounts)

(Unaudited)

Company(1)(2)(17)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(3)(27)	Fair Value	Percentage of Net Assets
REALPAGE, INC.(4)(5)(24)	Second lien senior secured loan	L + 6.50%	4/23/2029	34,500	34,005	35,190	0.6%
Reef Global, Inc. (fka Cheese Acquisition, LLC)(4)(8)(24)	First lien senior secured loan	L + 6.00% (incl. 1.25% PIK)	11/28/2024	134,470	133,637	128,418	2.2%
Imperial Parking Canada(4)(9)(24)	First lien senior secured loan	C + 6.25% (incl. 1.25% PIK)	11/28/2024	27,885	26,663	26,630	0.5%
Reef Global, Inc. (fka Cheese Acquisition, LLC)(4)(5)(18)(24)	First lien senior secured revolving loan	L + 4.75%	11/28/2023	10,987	10,960	10,251	0.2%
				631,865	623,998	619,078	10.6%
Business services
Access CIG, LLC(4)(5)(24)	Second lien senior secured loan	L + 7.75%	2/27/2026	58,760	58,321	58,466	1.0%
CIBT Global, Inc.(4)(7)(24)	First lien senior secured loan	L + 5.25% (incl. 4.25% PIK)	6/3/2024	856	629	599	—%
CIBT Global, Inc.(4)(7)(24)(29)	Second lien senior secured loan	L + 7.75% (incl. 6.75% PIK)	12/1/2025	63,678	26,745	24,038	0.4%
Denali BuyerCo, LLC (dba Summit Companies)(4)(7)(24)	First lien senior secured loan	L + 5.75%	9/15/2028	32,593	32,269	32,267	0.5%
Denali BuyerCo, LLC (dba Summit Companies)(4)(18)(19)(24)	First lien senior secured delayed draw term loan	L + 5.75%	9/15/2028	—	(59)	—	—%
Denali BuyerCo, LLC (dba Summit Companies)(4)(18)(19)(24)	First lien senior secured revolving loan	L + 5.75%	9/15/2027	—	(35)	(36)	—%
Diamondback Acquisition, Inc. (dba Sphera)(4)(7)(24)	First lien senior secured loan	L + 5.50%	9/13/2028	5,420	5,312	5,312	0.1%
Diamondback Acquisition, Inc. (dba Sphera)(4)(18)(19)(20)(24)	First lien senior secured delayed draw term loan	L + 5.50%	9/13/2023	—	(11)	(11)	—%
Entertainment Benefits Group, LLC(4)(7)(24)	First lien senior secured loan	L + 8.25% (incl. 2.50% PIK)	9/30/2025	83,019	82,166	77,208	1.3%
Entertainment Benefits Group, LLC(4)(7)(18)(24)	First lien senior secured revolving loan	L + 8.25% (incl. 2.50% PIK)	9/30/2024	9,896	9,797	9,112	0.2%
Gainsight, Inc.(4)(8)(24)	First lien senior secured loan	L + 6.25%	7/30/2027	19,183	18,856	18,848	0.3%
Gainsight, Inc.(4)(18)(19)(24)	First lien senior secured revolving loan	L + 6.25%	7/30/2027	—	(57)	(59)	—%

Owl Rock Capital Corporation

Consolidated Schedule of Investments

As of September 30, 2021

(Amounts in thousands, except share amounts)

(Unaudited)

Company(1)(2)(17)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(3)(27)	Fair Value	Percentage of Net Assets
Hercules Borrower, LLC (dba The Vincit Group)(4)(7)(24)	First lien senior secured loan	L + 6.50%	12/15/2026	179,143	176,746	179,143	3.0%
Hercules Borrower, LLC (dba The Vincit Group)(4)(18)(19)(24)	First lien senior secured revolving loan	L + 6.50%	12/15/2026	—	(272)	—	—%
Hercules Buyer, LLC (dba The Vincit Group)(24)(26)(30)	Unsecured notes	0.48% PIK	12/14/2029	5,112	5,112	5,112	0.1%
				457,660	415,519	409,999	6.9%
Chemicals
Aruba Investments Holdings LLC (dba Angus Chemical Company)(4)(8)(24)	Second lien senior secured loan	L + 7.75%	11/24/2028	10,000	9,864	10,000	0.2%
Douglas Products and Packaging Company LLC(4)(7)(24)	First lien senior secured loan	L + 5.75%	10/19/2022	106,453	106,154	105,389	1.8%
Douglas Products and Packaging Company LLC(4)(10)(18)(24)	First lien senior secured revolving loan	P + 4.75%	10/19/2022	6,055	6,039	5,965	0.1%
Gaylord Chemical Company, L.L.C.(4)(7)(24)	First lien senior secured loan	L + 6.00%	3/30/2027	153,029	151,604	151,882	2.6%
Gaylord Chemical Company, L.L.C.(4)(18)(19)(24)	First lien senior secured revolving loan	L + 6.00%	3/30/2026	—	(119)	(99)	—%
Innovative Water Care Global Corporation(4)(10)(24)	First lien senior secured loan	P + 4.00%	2/27/2026	146,250	139,160	146,250	2.5%
Velocity HoldCo III Inc(4)(7)(24)	First lien senior secured loan	L + 5.75%	4/22/2027	22,271	21,800	21,826	0.4%
Velocity HoldCo III Inc(4)(18)(19)(24)	First lien senior secured revolving loan	L + 5.75%	4/22/2026	—	(27)	(27)	—%
				444,058	434,475	441,186	7.6%
Consumer products
Conair Holdings, LLC(4)(7)(24)	Second lien senior secured loan	L + 7.50%	5/17/2029	187,500	186,141	186,563	3.2%
Feradyne Outdoors, LLC(4)(7)(24)	First lien senior secured loan	L + 6.25%	5/25/2023	87,245	86,910	87,245	1.5%
WU Holdco, Inc. (dba Weiman Products, LLC)(4)(7)(24)	First lien senior secured loan	L + 5.50%	3/26/2026	190,547	187,621	190,546	3.2%

Owl Rock Capital Corporation

Consolidated Schedule of Investments

As of September 30, 2021

(Amounts in thousands, except share amounts)

(Unaudited)

Company(1)(2)(17)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(3)(27)	Fair Value	Percentage of Net Assets
WU Holdco, Inc. (dba Weiman Products, LLC)(4)(18)(19)(20)(24)	First lien senior secured delayed draw term loan	L + 5.50%	5/21/2022	—	(137)	—	—%
WU Holdco, Inc. (dba Weiman Products, LLC)(4)(7)(18)(24)	First lien senior secured revolving loan	L + 5.50%	3/26/2025	7,682	7,431	7,681	0.1%
				472,974	467,966	472,035	8.0%
Containers and packaging
Ascend Buyer, LLC (dba PPC Flexible Packaging)(4)(7)(24)	First lien senior secured loan	L + 5.75%	10/2/2028	5,554	5,498	5,498	0.1%
Ascend Buyer, LLC (dba PPC Flexible Packaging)(4)(18)(19)(24)	First lien senior secured revolving loan	L + 5.75%	9/30/2027	—	(6)	(6)	—%
Pregis Topco LLC(4)(7)(24)	Second lien senior secured loan	L + 6.95%	8/1/2029	160,000	157,409	160,000	2.7%
				165,554	162,901	165,492	2.8%
Distribution
ABB/Con-cise Optical Group LLC(4)(8)	First lien senior secured loan	L + 5.00%	6/15/2023	75,028	74,625	73,527	1.3%
ABB/Con-cise Optical Group LLC(4)(8)	Second lien senior secured loan	L + 9.00%	6/17/2024	25,000	24,679	23,750	0.4%
Aramsco, Inc.(4)(5)(24)	First lien senior secured loan	L + 5.25%	8/28/2024	56,044	55,308	56,044	1.0%
Aramsco, Inc.(4)(7)(18)(24)	First lien senior secured revolving loan	L + 5.25%	8/28/2024	1,396	1,295	1,396	—%
Endries Acquisition, Inc.(4)(7)(24)	First lien senior secured loan	L + 6.25%	12/10/2025	200,677	198,383	199,172	3.4%
Individual Foodservice Holdings, LLC(4)(8)(24)	First lien senior secured loan	L + 6.25%	11/22/2025	141,219	139,052	140,513	2.4%
Individual Foodservice Holdings, LLC(4)(8)(18)(20)(24)	First lien senior secured delayed draw term loan	L + 6.25%	6/30/2022	20,224	19,702	20,048	0.3%
Individual Foodservice Holdings, LLC(4)(5)(18)(24)	First lien senior secured revolving loan	L + 6.25%	11/22/2024	959	666	851	—%
Offen, Inc.(4)(5)(24)	First lien senior secured loan	L + 5.00%	6/22/2026	19,632	19,493	19,435	0.3%

Owl Rock Capital Corporation

Consolidated Schedule of Investments

As of September 30, 2021

(Amounts in thousands, except share amounts)

(Unaudited)

Company(1)(2)(17)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(3)(27)	Fair Value	Percentage of Net Assets
QC Supply, LLC(4)(5)(29)	First lien senior secured loan	L + 7.00% (incl. 1.00% PIK)	12/29/2022	34,544	34,202	18,999	0.3%
QC Supply, LLC(4)(5)(18)(29)	First lien senior secured revolving loan	L + 7.00%	12/29/2021	3,819	3,804	1,583	—%
				578,542	571,209	555,318	9.4%
Education
Instructure, Inc.(4)(5)(24)	First lien senior secured loan	L + 5.50%	3/24/2026	53,600	52,844	53,600	0.9%
Instructure, Inc.(4)(18)(19)(24)	First lien senior secured revolving loan	L + 5.50%	3/24/2026	—	(52)	—	—%
Learning Care Group (US) No. 2 Inc.(4)(8)(24)	Second lien senior secured loan	L + 7.50%	3/13/2026	26,967	26,648	25,955	0.4%
Pluralsight, LLC(4)(8)(24)	First lien senior secured loan	L + 8.00%	4/6/2027	99,450	98,501	98,455	1.7%
Pluralsight, LLC(4)(18)(19)(24)	First lien senior secured revolving loan	L + 8.00%	4/6/2027	—	(57)	(62)	—%
				180,017	177,884	177,948	3.0%
Financial services
AxiomSL Group, Inc.(4)(7)(24)	First lien senior secured loan	L + 6.00%	12/3/2027	203,284	201,044	201,740	3.4%
AxiomSL Group, Inc.(4)(18)(19)(20)(24)	First lien senior secured delayed draw term loan	L + 6.00%	7/21/2023	—	(40)	—	—%
AxiomSL Group, Inc.(4)(18)(19)(24)	First lien senior secured revolving loan	L + 6.00%	12/3/2025	—	(202)	(139)	—%
Blackhawk Network Holdings, Inc.(4)(5)(24)	Second lien senior secured loan	L + 7.00%	6/15/2026	106,400	105,733	105,868	1.8%
Blend Labs, Inc.(4)(7)(24)	First lien senior secured loan	L + 7.50%	7/1/2026	67,500	65,921	66,150	1.1%
Blend Labs, Inc.(4)(18)(19)(24)	First lien senior secured revolving loan	L + 7.50%	7/1/2026	—	(71)	(150)	—%
Hg Genesis 8 Sumoco Limited(4)(13)(21)(24)	Unsecured facility	G + 6.00% PIK	8/28/2025	46,295	45,385	46,179	0.8%
Hg Saturn Luchaco Limited(4)(14)(21)(24)	Unsecured facility	G + 7.50% PIK	3/30/2026	133,259	135,440	131,927	2.2%
Muine Gall, LLC(4)(8)(21)(23)(24)	First lien senior secured loan	L + 7.00% PIK	9/20/2024	235,000	235,000	235,000	4.0%

Owl Rock Capital Corporation

Consolidated Schedule of Investments

As of September 30, 2021

(Amounts in thousands, except share amounts)

(Unaudited)

Company(1)(2)(17)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(3)(27)	Fair Value	Percentage of Net Assets
NMI Acquisitionco, Inc. (dba Network Merchants)(4)(5)(24)	First lien senior secured loan	L + 5.00%	9/6/2023	35,406	35,066	35,406	0.6%
NMI Acquisitionco, Inc. (dba Network Merchants)(4)(18)(19)(24)	First lien senior secured revolving loan	L + 5.00%	9/6/2023	—	(4)	—	—%
				827,144	823,272	821,981	13.9%
Food and beverage
Balrog Acquisition, Inc. (dba BakeMark)(4)(8)(24)	Second lien senior secured loan	L + 7.00%	9/3/2029	22,000	21,816	21,815	0.4%
BP Veraison Holdings, LLC (dba Sun World)(4)(7)(24)	First lien senior secured loan	L + 5.75%	5/12/2027	69,555	68,737	68,860	1.2%
BP Veraison Holdings, LLC (dba Sun World)(4)(18)(19)(20)(24)	First lien senior secured delayed draw term loan	L + 5.75%	5/12/2023	—	(34)	—	—%
BP Veraison Holdings, LLC (dba Sun World)(4)(18)(19)(24)	First lien senior secured revolving loan	L + 5.75%	5/12/2027	—	(102)	(87)	—%
H-Food Holdings, LLC(4)(5)(24)	Second lien senior secured loan	L + 7.00%	3/2/2026	121,800	119,821	121,800	2.1%
Hometown Food Company(4)(5)(24)	First lien senior secured loan	L + 5.00%	8/31/2023	18,720	18,563	18,533	0.3%
Hometown Food Company(4)(6)(18)(24)	First lien senior secured revolving loan	L + 5.00%	8/31/2023	565	532	522	—%
Nellson Nutraceutical, LLC(4)(7)(24)	First lien senior secured loan	L + 5.25%	12/23/2023	27,353	26,576	26,806	0.5%
Nutraceutical International Corporation(4)(5)(24)	First lien senior secured loan	L + 7.00%	9/30/2026	213,181	210,429	211,049	3.6%
Nutraceutical International Corporation(4)(5)(18)(24)	First lien senior secured revolving loan	L + 7.00%	9/30/2025	8,962	8,799	8,826	0.2%
Recipe Acquisition Corp. (dba Roland Corporation)(4)(7)	Second lien senior secured loan	L + 9.00%	12/1/2022	32,000	31,856	27,200	0.5%
Sara Lee Frozen Bakery, LLC (fka KSLB Holdings, LLC)(4)(5)(24)	First lien senior secured loan	L + 4.50%	7/30/2025	43,974	43,459	42,105	0.7%
Sara Lee Frozen Bakery, LLC (fka KSLB Holdings, LLC)(4)(5)(18)(24)	First lien senior secured revolving loan	L + 4.50%	7/30/2023	1,500	1,426	1,118	—%
Shearer's Foods, LLC(4)(7)(24)	Second lien senior secured loan	L + 7.75%	9/22/2028	120,000	118,911	120,000	2.0%

Owl Rock Capital Corporation

Consolidated Schedule of Investments

As of September 30, 2021

(Amounts in thousands, except share amounts)

(Unaudited)

Company(1)(2)(17)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(3)(27)	Fair Value	Percentage of Net Assets
Tall Tree Foods, Inc.(4)(5)	First lien senior secured loan	L + 7.25%	8/12/2022	47,834	47,774	48,790	0.8%
Ultimate Baked Goods Midco, LLC(4)(7)(24)	First lien senior secured loan	L + 6.25%	8/13/2027	82,054	80,040	80,003	1.4%
Ultimate Baked Goods Midco, LLC(4)(7)(18)(24)	First lien senior secured revolving loan	L + 6.25%	8/13/2027	1,616	1,373	1,368	—%
				811,114	799,976	798,708	13.7%
Healthcare equipment and services
Nelipak Holding Company(4)(7)(24)	First lien senior secured loan	L + 4.25%	7/2/2026	47,158	46,478	46,333	0.8%
Nelipak Holding Company(4)(18)(19)(24)	First lien senior secured revolving loan	E + 4.50%	7/2/2024	—	(268)	(134)	—%
Nelipak Holding Company(4)(7)(18)(24)	First lien senior secured revolving loan	L + 4.25%	7/2/2024	3,082	3,001	2,953	0.1%
Nelipak Holding Company(4)(11)(24)	Second lien senior secured loan	E + 8.50%	7/2/2027	69,653	66,468	67,912	1.2%
Nelipak Holding Company(4)(7)(24)	Second lien senior secured loan	L + 8.25%	7/2/2027	67,006	66,211	66,001	1.1%
Packaging Coordinators Midco, Inc.(4)(8)(24)	Second lien senior secured loan	L + 8.00%	11/30/2028	195,044	191,432	193,093	3.3%
Patriot Acquisition TopCo S.A.R.L (dba Corza Health, Inc.) (4)(8)(24)	First lien senior secured loan	L + 6.75%	1/29/2028	131,814	129,698	130,166	2.2%
Patriot Acquisition TopCo S.A.R.L (dba Corza Health, Inc.) (4)(18)(19)(24)	First lien senior secured revolving loan	L + 6.75%	1/29/2026	—	(243)	(169)	—%
				513,757	502,777	506,155	8.7%
Healthcare providers and services
GI CCLS Acquisition LLC (fka GI Chill Acquisition LLC)(4)(7)(24)	Second lien senior secured loan	L + 7.50%	8/6/2026	135,400	134,473	135,062	2.3%
KS Management Services, L.L.C.(4)(8)(24)	First lien senior secured loan	L + 4.25%	1/9/2026	122,812	121,670	122,812	2.1%
National Dentex Labs LLC (fka Barracuda Dental LLC)(4)(7)(24)	First lien senior secured loan	L + 7.00%	10/27/2025	70,901	69,850	70,369	1.2%
National Dentex Labs LLC (fka Barracuda Dental LLC)(4)(7)(18)(20)(24)	First lien senior secured delayed draw term loan	L + 7.00%	3/31/2022	35,672	35,226	35,404	0.6%
National Dentex Labs LLC (fka Barracuda Dental LLC)(4)(7)(18)(24)	First lien senior secured revolving loan	L + 7.00%	10/27/2025	2,341	2,138	2,271	—%

Owl Rock Capital Corporation

Consolidated Schedule of Investments

As of September 30, 2021

(Amounts in thousands, except share amounts)

(Unaudited)

Company(1)(2)(17)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(3)(27)	Fair Value	Percentage of Net Assets
OB Hospitalist Group, Inc.(4)(7)(24)	First lien senior secured loan	L + 5.50%	9/27/2027	117,148	114,808	114,805	2.0%
OB Hospitalist Group, Inc.(4)(18)(19)(24)	First lien senior secured revolving loan	L + 5.50%	9/27/2027	—	(302)	(303)	—%
Ex Vivo Parent Inc. (dba OB Hospitalist)(4)(7)(24)	First lien senior secured loan	L + 9.50%	9/27/2028	57,810	56,656	56,654	1.0%
Premier Imaging, LLC (dba LucidHealth)(4)(5)(24)	First lien senior secured loan	L + 5.75%	1/2/2025	42,998	42,480	42,675	0.7%
Quva Pharma, Inc.(4)(7)(24)	First lien senior secured loan	L + 5.50%	4/12/2028	40,000	38,864	38,900	0.7%
Quva Pharma, Inc.(4)(18)(19)(24)	First lien senior secured revolving loan	L + 5.50%	4/10/2026	—	(109)	(110)	—%
Refresh Parent Holdings, Inc.(4)(7)(24)	First lien senior secured loan	L + 6.50%	12/9/2026	89,198	88,008	88,530	1.5%
Refresh Parent Holdings, Inc.(4)(7)(18)(20)(24)	First lien senior secured delayed draw term loan	L + 6.50%	6/9/2022	23,039	22,652	22,819	0.4%
Refresh Parent Holdings, Inc.(4)(7)(18)(24)	First lien senior secured revolving loan	L + 6.50%	12/9/2026	3,664	3,524	3,583	0.1%
TC Holdings, LLC (dba TrialCard)(4)(7)(24)	First lien senior secured loan	L + 4.50%	11/14/2023	73,271	72,681	73,270	1.2%
TC Holdings, LLC (dba TrialCard)(4)(18)(19)(24)	First lien senior secured revolving loan	L + 4.50%	11/14/2022	—	(35)	—	—%
				814,254	802,584	806,741	13.8%
Healthcare technology
BCPE Osprey Buyer, Inc. (dba PartsSource)(4)(7)(24)	First lien senior secured loan	L + 5.75%	8/23/2028	114,052	112,255	112,227	1.9%
BCPE Osprey Buyer, Inc. (dba PartsSource)(4)(18)(19)(20)(24)	First lien senior secured delayed draw term loan	L + 5.75%	8/23/2023	—	(486)	(310)	—%
BCPE Osprey Buyer, Inc. (dba PartsSource)(4)(18)(19)(24)	First lien senior secured revolving loan	L + 5.75%	8/21/2026	—	(153)	(156)	—%
Bracket Intermediate Holding Corp.(4)(7)(24)	First lien senior secured loan	L + 4.25%	9/5/2025	517	486	516	—%
Bracket Intermediate Holding Corp.(4)(7)(24)	Second lien senior secured loan	L + 8.13%	9/7/2026	26,250	25,881	26,119	0.4%
Intelerad Medical Systems Incorporated (fka 11849573 Canada Inc.)(4)(7)(21)(24)	First lien senior secured loan	L + 6.25%	8/21/2026	115,683	114,468	115,394	2.0%
Intelerad Medical Systems Incorporated (fka 11849573 Canada Inc.)(4)(7)(18)(21)(24)	First lien senior secured revolving loan	L + 6.25%	8/21/2026	914	872	902	—%

Owl Rock Capital Corporation

Consolidated Schedule of Investments

As of September 30, 2021

(Amounts in thousands, except share amounts)

(Unaudited)

Company(1)(2)(17)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(3)(27)	Fair Value	Percentage of Net Assets
Interoperability Bidco, Inc.(4)(8)(24)	First lien senior secured loan	L + 5.75%	6/25/2026	75,463	74,777	74,142	1.3%
Interoperability Bidco, Inc.(4)(18)(19)(24)	First lien senior secured revolving loan	L + 5.75%	6/25/2024	—	(27)	(70)	—%
				332,879	328,073	328,764	5.6%
Household products
HGH Purchaser, Inc. (dba Horizon Services)(4)(7)(24)	First lien senior secured loan	L + 6.25%	11/3/2025	108,505	107,109	107,420	1.8%
HGH Purchaser, Inc. (dba Horizon Services)(4)(7)(18)(20)(24)	First lien senior secured delayed draw term loan	L + 6.25%	2/10/2023	11,832	11,600	11,571	0.2%
HGH Purchaser, Inc. (dba Horizon Services)(4)(18)(19)(24)	First lien senior secured revolving loan	L + 6.25%	11/3/2025	—	(99)	(97)	—%
Walker Edison Furniture Company LLC(4)(8)(24)	First lien senior secured loan	L + 5.75%	3/31/2027	83,889	82,651	78,856	1.3%
				204,226	201,261	197,750	3.3%
Human resource support services
IG Investments Holdings, LLC (dba Insight Global)(4)(7)(24)	First lien senior secured loan	L + 6.00%	9/22/2028	51,026	50,010	50,005	0.9%
IG Investments Holdings, LLC (dba Insight Global)(4)(18)(19)(24)	First lien senior secured revolving loan	L + 6.00%	9/22/2027	—	(79)	(79)	—%
				51,026	49,931	49,926	0.9%
Infrastructure and environmental services
FR Arsenal Holdings II Corp. (dba Applied-Cleveland Holdings, Inc.)(4)(8)	First lien senior secured loan	L + 7.50%	9/8/2022	119,165	119,148	113,803	1.9%
LineStar Integrity Services LLC(4)(8)(24)	First lien senior secured loan	L + 7.25%	2/12/2024	83,865	83,423	72,124	1.2%
				203,030	202,571	185,927	3.1%
Insurance
Alera Group, Inc.(4)(5)(24)	First lien senior secured loan	L + 5.50%	10/2/2028	43,144	42,175	42,174	0.7%
Alera Group, Inc.(4)(18)(19)(20)(24)	First lien senior secured delayed draw term loan	L + 5.50%	10/2/2023	—	(138)	(153)	—%

Owl Rock Capital Corporation

Consolidated Schedule of Investments

As of September 30, 2021

(Amounts in thousands, except share amounts)

(Unaudited)

Company(1)(2)(17)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(3)(27)	Fair Value	Percentage of Net Assets
Ardonagh Midco 3 PLC(4)(18)(20)(21)(24)	First lien senior secured USD delayed draw term loan	G + 6.00%	8/19/2023	—	—	—	—%
Ardonagh Midco 3 PLC(4)(12)(21)(24)	First lien senior secured loan	E + 7.46% (incl. 2.20% PIK)	7/14/2026	10,586	10,001	10,586	0.2%
Ardonagh Midco 3 PLC(4)(14)(21)(24)	First lien senior secured loan	G + 7.46% (incl. 2.20% PIK)	7/14/2026	116,846	106,576	116,846	2.0%
Ardonagh Midco 3 PLC(4)(18)(20)(21)(24)	First lien senior secured GBP delayed draw term loan	L + 6.00%	8/19/2023	—	—	—	—%
Ardonagh Midco 2 PLC(21)(24)(26)	Unsecured notes	L + 11.50%	1/15/2027	10,527	10,448	11,494	0.2%
Evolution BuyerCo, Inc. (dba SIAA)(4)(7)(24)	First lien senior secured loan	L + 6.25%	4/28/2028	122,088	120,431	120,562	2.1%
Evolution BuyerCo, Inc. (dba SIAA)(4)(18)(19)(20)(24)	First lien senior secured delayed draw term loan	L + 6.25%	4/28/2023	—	(43)	(9)	—%
Evolution BuyerCo, Inc. (dba SIAA)(4)(18)(19)(24)	First lien senior secured revolving loan	L + 6.25%	4/30/2027	—	(142)	(134)	—%
Integrity Marketing Acquisition, LLC(4)(8)(24)	First lien senior secured loan	L + 5.50%	8/27/2025	219,434	216,841	218,886	3.7%
Integrity Marketing Acquisition, LLC(4)(18)(19)(24)	First lien senior secured revolving loan	L + 5.50%	8/27/2025	—	(145)	(37)	—%
KWOR Acquisition, Inc. (dba Alacrity Solutions)(4)(5)(24)	First lien senior secured loan	L + 4.00%	6/3/2026	20,609	20,138	20,351	0.3%
KWOR Acquisition, Inc. (dba Alacrity Solutions)(4)(10)(18)(24)	First lien senior secured revolving loan	P + 2.25%	6/3/2024	936	873	871	—%
KWOR Acquisition, Inc. (dba Alacrity Solutions)(4)(5)(24)	Second lien senior secured loan	L + 7.75%	12/3/2026	62,000	61,269	61,690	1.0%
Norvax, LLC (dba GoHealth)(4)(8)(24)	First lien senior secured loan	L + 6.50%	9/15/2025	77,573	75,199	77,961	1.3%
Norvax, LLC (dba GoHealth)(4)(7)(18)(24)	First lien senior secured revolving loan	L + 6.50%	9/13/2024	1,534	1,425	1,542	—%
Peter C. Foy & Associated Insurance Services, LLC(4)(8)(24)	First lien senior secured loan	L + 6.50%	3/31/2026	198,769	196,246	200,756	3.4%
Peter C. Foy & Associated Insurance Services, LLC(4)(18)(19)(24)	First lien senior secured revolving loan	L + 6.50%	3/31/2026	—	(103)	—	—%
RSC Acquisition, Inc (dba Risk Strategies)(4)(7)(24)	First lien senior secured loan	L + 5.50%	10/30/2026	29,195	28,745	28,976	0.5%
RSC Acquisition, Inc (dba Risk Strategies)(4)(18)(19)(24)	First lien senior secured revolving loan	L + 5.50%	10/30/2026	—	(14)	(7)	—%
TEMPO BUYER CORP. (dba Global Claims Services)(4)(7)(24)	First lien senior secured loan	L + 5.50%	8/26/2028	1,089	1,067	1,067	—%

Owl Rock Capital Corporation

Consolidated Schedule of Investments

As of September 30, 2021

(Amounts in thousands, except share amounts)

(Unaudited)

Company(1)(2)(17)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(3)(27)	Fair Value	Percentage of Net Assets
TEMPO BUYER CORP. (dba Global Claims Services)(4)(18)(19)(20)(24)	First lien senior secured delayed draw term loan	L + 5.50%	8/26/2023	—	(3)	(3)	—%
TEMPO BUYER CORP. (dba Global Claims Services)(4)(18)(19)(24)	First lien senior secured revolving loan	L + 5.50%	8/26/2027	—	(3)	(3)	—%
THG Acquisition, LLC (dba Hilb)(4)(7)(24)	First lien senior secured loan	L + 5.75%	12/2/2026	97,992	96,008	96,933	1.6%
THG Acquisition, LLC (dba Hilb)(4)(7)(18)(20)	First lien senior secured delayed draw term loan	L + 5.75%	12/2/2021	10,750	10,221	10,696	0.2%
THG Acquisition, LLC (dba Hilb)(4)(18)(19)(24)	First lien senior secured revolving loan	L + 5.75%	12/2/2025	—	(162)	(107)	—%
USRP Holdings, Inc. (dba U.S. Retirement and Benefits Partners)(4)(7)(24)	First lien senior secured loan	L + 5.50%	7/23/2027	51,636	50,628	50,603	0.9%
USRP Holdings, Inc. (dba U.S. Retirement and Benefits Partners)(4)(18)(19)(20)(24)	First lien senior secured delayed draw term loan	L + 5.50%	7/23/2023	—	(65)	(67)	—%
USRP Holdings, Inc. (dba U.S. Retirement and Benefits Partners)(4)(18)(19)(24)	First lien senior secured revolving loan	L + 5.50%	7/23/2027	—	(82)	(85)	—%
KUSRP Intermediate, Inc. (dba U.S. Retirement and Benefits Partners)(4)(7)(24)	First lien senior secured loan	L + 9.50% PIK	7/24/2028	30,403	29,807	29,795	0.5%
				1,105,111	1,077,198	1,101,184	18.6%
Internet software and services
3ES Innovation Inc. (dba Aucerna)(4)(7)(21)(24)	First lien senior secured loan	L + 6.75%	5/13/2025	61,415	60,838	60,801	1.0%
3ES Innovation Inc. (dba Aucerna)(4)(18)(19)(21)(24)	First lien senior secured revolving loan	L + 6.75%	5/13/2025	—	(29)	(39)	—%
Accela, Inc.(4)(5)	First lien senior secured loan	L + 4.95% (incl. 1.70% PIK)	9/28/2023	22,373	22,211	22,373	0.4%
Accela, Inc.(4)(18)	First lien senior secured revolving loan	L + 7.00%	9/28/2023	—	—	—	—%
Apptio, Inc.(4)(8)(24)	First lien senior secured loan	L + 7.25%	1/10/2025	50,916	50,127	50,916	0.9%
Apptio, Inc.(4)(7)(18)(24)	First lien senior secured revolving loan	L + 7.25%	1/10/2025	1,112	1,081	1,112	—%
BCPE Nucleon (DE) SPV, LP(4)(8)(24)	First lien senior secured loan	L + 7.00%	9/24/2026	189,778	187,249	188,829	3.2%
BCTO BSI Buyer, Inc. (dba Buildertrend)(4)(7)(24)	First lien senior secured loan	L + 7.00%	12/23/2026	44,643	44,243	44,420	0.8%
BCTO BSI Buyer, Inc. (dba Buildertrend)(4)(7)(18)(24)	First lien senior secured revolving loan	L + 7.00%	12/23/2026	3,018	2,971	2,991	0.1%

Owl Rock Capital Corporation

Consolidated Schedule of Investments

As of September 30, 2021

(Amounts in thousands, except share amounts)

(Unaudited)

Company(1)(2)(17)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(3)(27)	Fair Value	Percentage of Net Assets
Centrify Corporation(4)(7)(24)	First lien senior secured loan	L + 6.00%	3/2/2028	67,070	65,498	65,729	1.1%
Centrify Corporation(4)(18)(19)(24)	First lien senior secured revolving loan	L + 6.00%	3/2/2027	—	(181)	(136)	—%
CivicPlus, LLC(4)(7)(24)	First lien senior secured loan	L + 6.25%	8/24/2027	14,236	14,096	14,094	0.2%
CivicPlus, LLC(4)(18)(20)(24)	First lien senior secured delayed draw term loan	L + 6.25%	8/24/2023	—	—	—	—%
CivicPlus, LLC(4)(18)(19)(24)	First lien senior secured revolving loan	L + 6.25%	8/24/2027	—	(13)	(13)	—%
Delta TopCo, Inc. (dba Infoblox, Inc.)(4)(8)(24)	Second lien senior secured loan	L + 7.25%	12/1/2028	15,000	14,932	15,000	0.3%
Forescout Technologies, Inc.(4)(7)(24)	First lien senior secured loan	L + 9.50% PIK	8/17/2026	53,511	52,791	53,378	0.9%
Forescout Technologies, Inc.(4)(18)(19)(24)	First lien senior secured revolving loan	L + 8.50%	8/18/2025	—	(73)	(13)	—%
Genesis Acquisition Co. (dba Procare Software)(4)(7)(24)	First lien senior secured loan	L + 4.00%	7/31/2024	18,175	17,991	17,675	0.3%
Genesis Acquisition Co. (dba Procare Software)(4)(7)(24)	First lien senior secured revolving loan	L + 4.00%	7/31/2024	2,637	2,612	2,564	—%
GovBrands Intermediate, Inc.(4)(7)(24)	First lien senior secured loan	L + 5.50%	8/4/2027	35,899	35,021	35,001	0.6%
GovBrands Intermediate, Inc.(4)(18)(19)(20)(24)	First lien senior secured delayed draw term loan	L + 5.50%	8/4/2023	—	(144)	(148)	—%
GovBrands Intermediate, Inc.(4)(10)(18)(24)	First lien senior secured revolving loan	P + 4.50%	8/4/2027	1,260	1,168	1,165	—%
Granicus, Inc.(4)(7)(24)	First lien senior secured loan	L + 6.25%	1/29/2027	13,529	13,232	13,293	0.2%
Granicus, Inc.(4)(7)(18)(20)(24)	First lien senior secured delayed draw term loan	L + 6.25%	4/23/2023	1,535	1,497	1,501	—%
Granicus, Inc.(4)(18)(19)(24)	First lien senior secured revolving loan	L + 6.25%	1/29/2027	—	(26)	(21)	—%
H&F Opportunities LUX III S.À R.L (dba Checkmarx)(4)(8)(21)(24)	First lien senior secured loan	L + 7.50%	4/16/2026	51,567	50,332	51,567	0.9%
H&F Opportunities LUX III S.À R.L (dba Checkmarx)(4)(18)(19)(21)(24)	First lien senior secured revolving loan	L + 7.50%	4/16/2026	—	(369)	-	—%

Owl Rock Capital Corporation

Consolidated Schedule of Investments

As of September 30, 2021

(Amounts in thousands, except share amounts)

(Unaudited)

Company(1)(2)(17)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(3)(27)	Fair Value	Percentage of Net Assets
Hyland Software, Inc.(4)(5)(24)	Second lien senior secured loan	L + 6.25%	7/7/2025	35,095	35,081	35,404	0.6%
IQN Holding Corp. (dba Beeline)(4)(8)(24)	First lien senior secured loan	L + 5.50%	8/20/2024	162,205	160,906	162,205	2.8%
IQN Holding Corp. (dba Beeline)(4)(18)(19)(24)	First lien senior secured revolving loan	L + 5.50%	8/21/2023	—	(128)	—	—%
Litera Bidco LLC(4)(5)(24)	First lien senior secured loan	L + 5.95%	5/29/2026	154,439	152,728	154,439	2.6%
Litera Bidco LLC(4)(5)(18)(20)(24)	First lien senior secured delayed draw term loan	L + 6.00%	10/29/2022	2,003	1,945	2,003	—%
Litera Bidco LLC(4)(18)(19)(24)	First lien senior secured revolving loan	L + 5.75%	5/30/2025	—	(47)	—	—%
MessageBird BidCo B.V.(4)(7)(21)(24)	First lien senior secured loan	L + 6.75%	5/6/2027	77,000	75,388	75,460	1.3%
MINDBODY, Inc.(4)(8)(24)	First lien senior secured loan	L + 8.50% (incl. 1.50% PIK)	2/14/2025	58,854	58,496	58,265	1.0%
MINDBODY, Inc.(4)(18)(20)(24)	First lien senior secured delayed draw term loan	L + 8.50% (incl. 1.50% PIK)	1/31/2022	—	—	—	—%
MINDBODY, Inc.(4)(18)(19)(24)	First lien senior secured revolving loan	L + 7.00%	2/14/2025	—	(34)	(61)	—%
Proofpoint, Inc.(4)(7)(24)	Second lien senior secured loan	L + 6.25%	8/31/2029	30,000	29,851	29,850	0.5%
Thunder Purchaser, Inc. (dba Vector Solutions)(4)(8)(24)	First lien senior secured loan	L + 5.75%	6/30/2028	64,964	64,331	64,477	1.1%
Thunder Purchaser, Inc. (dba Vector Solutions)(4)(18)(20)(24)	First lien senior secured delayed draw term loan	L + 5.75%	8/17/2023	—	—	—	—%
Thunder Purchaser, Inc. (dba Vector Solutions)(4)(18)(19)(24)	First lien senior secured revolving loan	L + 5.75%	6/30/2027	—	(37)	(29)	—%
				1,232,234	1,215,535	1,224,052	20.8%
Leisure and entertainment
Troon Golf, L.L.C.(4)(7)(24)	First lien senior secured loan	L + 6.00%	8/5/2027	283,784	282,395	282,366	4.8%
Troon Golf, L.L.C.(4)(18)(19)(24)	First lien senior secured revolving loan	L + 6.00%	8/5/2026	—	(105)	(108)	—%
				283,784	282,290	282,258	4.8%
Manufacturing
Gloves Buyer, Inc. (dba Protective Industrial Products)(4)(5)(24)	Second lien senior secured loan	L + 8.25%	12/29/2028	29,250	28,567	28,884	0.5%
Ideal Tridon Holdings, Inc.(4)(7)(24)	First lien senior secured loan	L + 5.25%	7/31/2024	53,234	52,772	52,967	0.9%

Owl Rock Capital Corporation

Consolidated Schedule of Investments

As of September 30, 2021

(Amounts in thousands, except share amounts)

(Unaudited)

Company(1)(2)(17)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(3)(27)	Fair Value	Percentage of Net Assets
Ideal Tridon Holdings, Inc.(4)(5)(18)(24)	First lien senior secured revolving loan	L + 5.25%	7/31/2023	818	794	789	—%
MHE Intermediate Holdings, LLC (dba OnPoint)(4)(7)(24)	First lien senior secured loan	L + 5.75%	7/21/2027	178,661	176,922	176,874	3.0%
MHE Intermediate Holdings, LLC (dba OnPoint)(4)(7)(18)(20)(24)	First lien senior secured delayed draw term loan	L + 5.75%	7/21/2023	1,150	1,138	1,138	—%
MHE Intermediate Holdings, LLC (dba OnPoint)(4)(18)(19)(24)	First lien senior secured revolving loan	L + 5.75%	7/21/2027	—	(150)	(155)	—%
PHM Netherlands Midco B.V. (dba Loparex)(4)(7)(24)	First lien senior secured loan	L + 4.50%	7/31/2026	788	738	784	—%
PHM Netherlands Midco B.V. (dba Loparex)(4)(5)(24)	Second lien senior secured loan	L + 8.75%	8/2/2027	112,000	105,710	110,040	1.9%
Professional Plumbing Group, Inc.(4)(7)(24)	First lien senior secured loan	L + 6.75%	4/16/2024	51,283	51,002	49,488	0.8%
Professional Plumbing Group, Inc.(4)(7)(18)(24)	First lien senior secured revolving loan	L + 6.75%	4/16/2023	6,643	6,632	6,209	0.1%
Safety Products/JHC Acquisition Corp. (dba Justrite Safety Group)(4)(5)(24)	First lien senior secured loan	L + 4.50%	6/28/2026	13,959	13,860	12,843	0.2%
Sonny's Enterprises LLC(4)(5)(24)	First lien senior secured loan	L + 6.75%	8/5/2026	232,845	229,005	232,845	4.0%
Sonny's Enterprises LLC(4)(18)(19)(24)	First lien senior secured revolving loan	L + 6.75%	8/5/2025	—	(276)	—	—%
				680,631	666,714	672,706	11.4%
Oil and gas
Black Mountain Sand Eagle Ford LLC(4)(7)(24)	First lien senior secured loan	L + 8.25%	8/17/2022	43,677	43,577	41,930	0.7%
Project Power Buyer, LLC (dba PEC-Veriforce)(4)(7)(24)	First lien senior secured loan	L + 6.00%	5/14/2026	45,207	44,757	45,208	0.8%
Project Power Buyer, LLC (dba PEC-Veriforce)(4)(18)(19)(24)	First lien senior secured revolving loan	L + 6.00%	5/14/2025	—	(24)	—	—%
Zenith Energy U.S. Logistics Holdings, LLC(4)(7)(24)	First lien senior secured loan	L + 6.00%	12/20/2024	95,365	94,227	95,365	1.6%
				184,249	182,537	182,503	3.1%

Owl Rock Capital Corporation

Consolidated Schedule of Investments

As of September 30, 2021

(Amounts in thousands, except share amounts)

(Unaudited)

Company(1)(2)(17)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(3)(27)	Fair Value	Percentage of Net Assets
Professional services
Amspec Services Inc.(4)(7)(24)	First lien senior secured loan	L + 5.75%	7/2/2024	110,549	109,491	109,168	1.9%
Amspec Services Inc.(4)(10)(18)(24)	First lien senior secured revolving loan	P + 3.75%	7/2/2024	2,169	2,053	1,988	—%
Apex Group Treasury, LLC(4)(7)(21)(24)	Second lien senior secured loan	L + 6.75%	7/27/2029	19,000	18,813	18,810	0.3%
Apex Group Treasury, LLC(4)(18)(20)(21)(24)	Second lien senior secured delayed draw term loan	L + 6.75%	6/30/2022	—	—	—	—%
Gerson Lehrman Group, Inc.(4)(8)(24)	First lien senior secured loan	L + 5.25%	12/12/2024	186,179	184,946	186,179	3.2%
Gerson Lehrman Group, Inc.(4)(18)(19)(24)	First lien senior secured revolving loan	L + 5.25%	12/12/2024	—	(115)	—	—%
Relativity ODA LLC(4)(5)(24)	First lien senior secured loan	L + 7.50% PIK	5/12/2027	75,555	74,511	74,611	1.3%
Relativity ODA LLC(4)(18)(19)(24)	First lien senior secured revolving loan	L + 6.50%	5/12/2027	—	(103)	(92)	—%
				393,452	389,596	390,664	6.7%
Specialty retail
BIG Buyer, LLC(4)(8)(24)	First lien senior secured loan	L + 6.50%	11/20/2023	60,426	59,690	60,426	1.0%
BIG Buyer, LLC(4)(18)(19)(20)(24)	First lien senior secured delayed draw term loan	L + 6.50%	4/28/2022	—	(77)	—	—%
BIG Buyer, LLC(4)(18)(19)(24)	First lien senior secured revolving loan	L + 6.50%	11/20/2023	—	(51)	—	—%
Galls, LLC(4)(7)(24)	First lien senior secured loan	L + 6.75% (incl. 0.50% PIK)	1/31/2025	104,875	104,058	97,533	1.7%
Galls, LLC(4)(7)(18)(24)	First lien senior secured revolving loan	L + 6.75%	1/31/2024	11,351	11,006	9,082	0.2%
Milan Laser Holdings LLC(4)(7)(24)	First lien senior secured loan	L + 5.00%	4/27/2027	24,361	24,132	24,178	0.4%
Milan Laser Holdings LLC(4)(18)(19)(24)	First lien senior secured revolving loan	L + 5.00%	4/27/2026	—	(19)	(16)	—%
				201,013	198,739	191,203	3.3%

Owl Rock Capital Corporation

Consolidated Schedule of Investments

As of September 30, 2021

(Amounts in thousands, except share amounts)

(Unaudited)

Company(1)(2)(17)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(3)(27)	Fair Value	Percentage of Net Assets
Transportation
Lazer Spot G B Holdings, Inc.(4)(7)(24)	First lien senior secured loan	L + 5.75%	12/9/2025	144,431	142,579	144,431	2.5%
Lazer Spot G B Holdings, Inc.(4)(18)(19)(24)	First lien senior secured revolving loan	L + 5.75%	12/9/2025	—	(324)	—	—%
Lytx, Inc.(4)(5)(24)	First lien senior secured loan	L + 6.50%	2/28/2026	53,208	52,505	52,809	0.9%
Lytx, Inc.(4)(5)(18)(20)(24)	First lien senior secured delayed draw term loan	L + 6.50%	2/28/2023	9,312	9,170	9,172	0.2%
Motus, LLC and Runzheimer International LLC(4)(7)(15)(24)	First lien senior secured loan	L + 6.36%	1/17/2024	58,823	58,170	58,823	1.0%
				265,774	262,100	265,235	4.6%
Total non-controlled/non-affiliated portfolio company debt investments				$11,432,323	$11,232,436	$11,213,700	190.8%

Equity Investments
Aerospace and defense
Space Exploration Technologies Corp.(24)(25)(31)	Class A Common Stock	N/A	N/A	1,820	766	764	—%
Space Exploration Technologies Corp.(24)(25)(31)	Class C Common Stock	N/A	N/A	561	236	236	—%
					1,002	1,000	—%
Automotive
Metis HoldCo, Inc. (dba Mavis Tire Express Services)(24)(25)(26)	Series A Convertible Preferred Stock	7.00% PIK	N/A	153,977	149,063	151,667	2.6%
					149,063	151,667	2.6%
Buildings and real estate
Skyline Holdco B, Inc. (dba Dodge Data & Analytics)(24)(25)(31)	Series A Preferred Stock	N/A	N/A	2,182	3,272	3,272	0.1%
					3,272	3,272	0.1%

Owl Rock Capital Corporation

Consolidated Schedule of Investments

As of September 30, 2021

(Amounts in thousands, except share amounts)

(Unaudited)

Company(1)(2)(17)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(3)(27)	Fair Value	Percentage of Net Assets
Business services
Denali Holding LP (dba Summit Companies)(24)(25)(31)	Class A Units	N/A	N/A	197,531	1,975	1,975	—
Hercules Buyer, LLC (dba The Vincit Group)(24)(25)(30)(31)	Common Units	N/A	N/A	2,190,000	2,192	2,192	—
					4,167	4,167	—
Consumer Products
ASP Conair Holdings LP(24)(25)(31)	Class A Units	N/A	N/A	60,714	6,071	6,071	0.1
					6,071	6,071	0.1
Financial services
Blend Labs, Inc.(24)(25)(31)	Common Stock	N/A	N/A	216,953	1,000	907	—
Blend Labs, Inc.(24)(25)(31)	Warrants	N/A	N/A	179,529	975	1,022	—
					1,975	1,929	—
Food and beverage
H-Food Holdings, LLC(24)(25)(31)	LLC Interest	N/A	N/A	10,875	10,875	13,633	0.2
					10,875	13,633	0.2
Healthcare equipment and services
KPCI Holdings, LP(24)(25)(31)	LP Interest	N/A	N/A	25,285	25,285	29,237	0.5

Owl Rock Capital Corporation

Consolidated Schedule of Investments

As of September 30, 2021

(Amounts in thousands, except share amounts)

(Unaudited)

Company(1)(2)(17)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(3)(27)	Fair Value	Percentage of Net Assets
Patriot Holdings SCSp (dba Corza Health, Inc.)(24)(25)(26)	Class A Units	8.00% PIK	N/A	96,205	7,367	7,367	0.1
Patriot Holdings SCSp (dba Corza Health, Inc.)(24)(25)(31)	Class B Units	N/A	N/A	6,986	—	—	—
					32,652	36,604	0.6
Healthcare providers and services
Ex Vivo Parent Inc. (dba OB Hospitalist)(24)(25)(31)	Class A Interests	N/A	N/A	6,670	6,670	6,670	0.1
Restore OMH Intermediate Holdings, Inc.(24)(25)(26)	Senior Preferred Stock	13.00% PIK	N/A	2,534	24,721	24,830	0.4
					31,391	31,500	0.5
Insurance
Evolution Parent, LP (dba SIAA)(24)(25)(31)	LP Interest	N/A	N/A	42,838	4,284	4,284	0.1
Norvax, LLC (dba GoHealth)(24)(31)(32)	Common Stock	N/A	N/A	1,021,885	5,232	5,140	0.1
					9,516	9,424	0.2
Internet and software services
MessageBird Holding B.V.(21)(24)(25)(31)	Extended Series C Preferred Equity Warrants	N/A	N/A	12,289	753	753	—
Thunder Topco L.P. (dba Vector Solutions)(24)(25)(31)	Common Units	N/A	N/A	3,829,614	3,830	3,830	0.1
					4,583	4,583	0.1
Manufacturing
Gloves Holdings, LP (dba Protective Industrial Products)(24)(25)(31)	LP Interest	N/A	N/A	3,250	3,250	3,640	0.1
Windows Entities(21)(24)(25)(28)	LLC Units	N/A	N/A	31,822	56,944	103,561	1.8
					60,194	107,201	1.9
Total non-controlled/non-affiliated portfolio company equity investments					$314,761	$371,051	6.3
Total non-controlled/non-affiliated portfolio company investments					$11,547,197	$11,584,751	197.1

Owl Rock Capital Corporation

Consolidated Schedule of Investments

As of September 30, 2021

(Amounts in thousands, except share amounts)

(Unaudited)

Company(1)(2)(17)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(3)(27)	Fair Value	Percentage of Net Assets
Controlled/affiliated portfolio company investments
Debt Investments
Advertising and media
Swipe Acquisition Corporation (dba PLI)(4)(7)(22)(24)	First lien senior secured loan	L + 8.00%	6/29/2024	50,045	49,253	49,419	0.8
Swipe Acquisition Corporation (dba PLI)(4)(7)(18)(20)(22)(24)	First lien senior secured delayed draw term loan	L + 8.00%	12/31/2021	9,564	9,564	9,300	0.2
Swipe Acquisition Corporation (dba PLI)(4)(18)(22)(24)	Letter of Credit	L + 8.00%	6/29/2024	—	3	—	—
				59,609	58,820	58,719	1.0
Total controlled/affiliated portfolio company debt investments				$59,609	$58,820	$58,719	1.0

Equity Investments
Advertising and media
New PLI Holdings, LLC(22)(24)(25)(31)	Class A Common Units	N/A	N/A	86,745	48,007	48,007	0.8
					48,007	48,007	0.8
Financial services
Wingspire Capital Holdings LLC(18)(22)(23)(25)	LLC Interest	N/A	N/A	193,038	193,038	193,038	3.3
					193,038	193,038	3.3
Investment funds and vehicles
ORCC Senior Loan Fund LLC (fka Sebago Lake LLC)(16)(21)(22)(23)(25)	LLC Interest	N/A	N/A	227,839	227,839	225,583	3.8
					227,839	225,583	3.8
Total controlled/affiliated portfolio company equity investments					$468,884	$466,628	7.9
Total controlled/affiliated portfolio company investments					$527,704	$525,347	8.9
Total Investments					$12,074,901	$12,110,098	206.0

	Interest Rate Swaps as of September 30, 2021
	Company Receives	Company Pays	Maturity Date	Notional Amount	Hedged Instrument	Footnote Reference
Interest rate swap	4.75%	L + 2.545%	12/21/2021	$150,000	2023 Notes	Note 6
Interest rate swap	5.25%	L + 2.937%	4/10/2024	400,000	2024 Notes	Note 6
Interest rate swap	2.63%	L + 1.655%	1/15/2027	500,000	2027 Notes	Note 6
Total				$1,050,000

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
(5)
The interest rate on these loans is subject to 1 month LIBOR, which as of September 30, 2021 was 0.08%.
(6)
The interest rate on these loans is subject to 2 month LIBOR, which as of September 30, 2021 was 0.11%.

Owl Rock Capital Corporation

Consolidated Schedule of Investments

As of September 30, 2021

(Amounts in thousands, except share amounts)

(Unaudited)

(7)
The interest rate on these loans is subject to 3 month LIBOR, which as of September 30, 2021 was 0.13%.
(8)
The interest rate on these loans is subject to 6 month LIBOR, which as of September 30, 2021 was 0.16%.
(9)
The interest rate on this loan is subject to 3 month Canadian Dollar Offered Rate (“CDOR” or “C”), which as of September 30, 2021 was 0.45%.
(10)
The interest rate on these loans is subject to Prime, which as of September 30, 2021 was 3.25%.
(11)
The interest rate on this loan is subject to 3 month EURIBOR, which as of September 30, 2021 was -0.55%.
(12)
The interest rate on this loan is subject to 6 month EURIBOR, which as of September 30, 2021 was -0.53%.
(13)
The interest rate on this loan is subject to 3 month GBPLIBOR, which as of September 30, 2021 was 0.08%.
(14)
The interest rate on this loan is subject to 6 month GBPLIBOR, which as of September 30, 2021 was 0.17%.
(15)
The Company may be entitled to receive additional interest as a result of an arrangement with other lenders in the syndication. In exchange for the higher interest rate, the “last-out” portion is at a greater risk of loss.
(16)
Investment measured at net asset value (“NAV”).
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
(21)
This portfolio company is not a qualifying asset under Section 55(a) of the Investment Company Act of 1940, as amended (the “1940 Act”). Under the 1940 Act, the Company may not acquire any non-qualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of total assets. As of September 30, 2021, non-qualifying assets represented 8.4% of total assets as calculated in accordance with the regulatory requirements.
(22)
As defined in the 1940 Act, the Company is deemed to be both an “Affiliated Person” and has “Control” of this portfolio company as the Company owns more than 25% of the portfolio company’s outstanding voting securities or has the power to exercise control over management or policies of such portfolio company (including through a management agreement). The Company’s investment in affiliates for the nine months ended September 30, 2021, were as follows:

($ in thousands)	Fair value as of December 31, 2020	Gross Additions (a)	Gross Reductions(b)	Change in Unrealized Gains (Losses)	Fair value as of September 30, 2021	Interest Income	Dividend Income	Other Income
Controlled Affiliates
ORCC Senior Loan Fund LLC (fka Sebago Lake LLC)(c)	$105,546	$146,127	$(26,125)	$35	$225,583	$—	$10,469	$—
Swipe Acquisition Corporation (dba PLI)	99,297	7,097	—	332	106,726	4,033	—	480
Wingspire Capital Holdings LLC	67,538	257,500	(132,000)	—	193,038	—	3,000	—
Total Controlled Affiliates	$272,381	$410,724	$(158,125)	$367	$525,347	$4,033	$13,469	$480

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

(4)
Investment is not pledged as collateral for the credit facilities.
(5)
Represents co-investment made with the Company’s affiliates in accordance with the terms of the exemptive relief that the Company received from the U.S. Securities and Exchange Commission. See Note 3 “Agreements and Related Party Transactions.”

Owl Rock Capital Corporation

Consolidated Schedule of Investments

As of September 30, 2021

(Amounts in thousands, except share amounts)

(Unaudited)

(6)
Securities acquired in transactions exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”) and may be deemed to be “restricted securities” under the Securities Act. As of September 30, 2021, the aggregate fair value of these securities is $832.5 million or 14.2% of the Company’s net assets. The acquisition dates of the restricted securities are as follows:

Portfolio Company	Investment	Acquisition Date
ASP Conair Holdings LP	Class A Units	May 17, 2021
Blend Labs, Inc.	Common Stock	February 24, 2021
Blend Labs, Inc.	Warrants	July 2, 2021
Denali Holding LP (dba Summit Companies)	Class A Units	September 15, 2021
Evolution Parent, LP (dba SIAA)	LP Interest	April 30, 2021
Gloves Holdings, LP (dba Protective Industrial Products)	LP Interest	December 29, 2020
Hercules Buyer, LLC (dba The Vincit Group)	Common Units	December 15, 2020
Ex Vivo Parent Inc. (dba OB Hospitalist)	Class A Interests	September 27, 2021
H-Food Holdings, LLC	LLC Interest	November 23, 2018
MessageBird Holding B.V.	Extended Series C Preferred Equity Warrants	May 5, 2021
Metis HoldCo, Inc. (dba Mavis Tire Express Services)	Series A Convertible Preferred Stock	May 4, 2021
KPCI Holdings, LP	LP Interest	November 30, 2020
Patriot Holdings SCSp (dba Corza Health, Inc.)	Class B Units	January 29, 2021
Patriot Holdings SCSp (dba Corza Health, Inc.)	Class A Units	January 29, 2021
Restore OMH Intermediate Holdings, Inc.	Senior Preferred Stock	December 9, 2020
ORCC Senior Loan Fund LLC (fka Sebago Lake LLC)*	LLC Interest	June 20, 2017
Skyline Holdco B, Inc. (dba Dodge Data & Analytics)	Series A Preferred Stock	April 14, 2021
Space Exploration Technologies Corp.	Class A Common Stock	March 25, 2021
Space Exploration Technologies Corp.	Class C Common Stock	March 25, 2021
New PLI Holdings, LLC	Class A Common Units	December 23, 2020
Thunder Topco L.P. (dba Vector Solutions)	Common Units	June 30, 2021
Windows Entities	LLC Units	January 16, 2020
Wingspire Capital Holdings LLC**	LLC Interest	September 24, 2019

* Refer to Note 4 “Investments – ORCC Senior Loan Fund LLC,” for further information.

** Refer to Note 3 “Agreements and Related Party Transactions – Controlled/Affiliated Portfolio Companies”.

(7)
Contains a fixed-rate structure.
(8)
As of September 30, 2021, the net estimated unrealized loss for U.S. federal income tax purposes was $0.1 billion based on a tax cost basis of $12.2 billion. As of September 30, 2021, the estimated aggregate gross unrealized loss for U.S. federal income tax purposes was $0.2 billion and the estimated aggregate gross unrealized gain for U.S. federal income tax purposes was $0.1 billion.
(9)
Investment represents multiple underlying investments, including Midwest Custom Windows, LLC, Greater Toronto Custom Windows, Corp., Garden State Custom Windows, LLC, Long Island Custom Windows, LLC, Jemico, LLC and Atlanta Custom Windows, LLC. Greater Toronto Custom Windows, Corp. is considered a non-qualifying asset, with a fair value of $8.0 million as of September 30, 2021.
(10)
Loan was on non-accrual status as of September 30, 2021.
(11)
We invest in this portfolio company through underlying blocker entities Hercules Blocker 1 LLC, Hercules Blocker 2 LLC, Hercules Blocker 3 LLC, Hercules Blocker 4 LLC, and Hercules Blocker 5 LLC.
(12)
Investment is non-income producing.
(13)
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

Owl Rock Capital Corporation

Consolidated Statements of Changes in Net Assets

(Amounts in thousands)

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
Increase (Decrease) in Net Assets Resulting from Operations
Net investment income (loss)	$130,499	$127,437	$352,283	$402,855
Net change in unrealized gain (loss)	10,281	88,347	122,007	(196,300)
Net realized gain (loss)	2,071	263	(23,414)	521
Net Increase (Decrease) in Net Assets Resulting from Operations	142,851	216,047	450,876	207,076
Distributions
Distributions declared from earnings(1)	(121,877)	(151,409)	(364,799)	(453,871)
Net Decrease in Net Assets Resulting from Shareholders' Distributions	(121,877)	(151,409)	(364,799)	(453,871)
Capital Share Transactions
Repurchase of common shares	—	—	—	(150,250)
Reinvestment of distributions	13,754	43,947	44,481	114,110
Net Increase (Decrease) in Net Assets Resulting from Capital Share Transactions	13,754	43,947	44,481	(36,140)
Total Increase (Decrease) in Net Assets	34,728	108,585	130,558	(282,935)
Net Assets, at beginning of period	5,842,264	5,585,763	5,746,434	5,977,283
Net Assets, at end of period	$5,876,992	$5,694,348	$5,876,992	$5,694,348

________________

(1)
For the three and nine months ended September 30, 2021, distributions declared from earnings were derived from net investment income and capital gains. For the three and nine months ended September 30, 2020, distributions declared from earnings were derived from net investment income.

The accompanying notes are an integral part of these consolidated financial statements.

Owl Rock Capital Corporation

Consolidated Statements of Cash Flows

(Amounts in thousands)

(Unaudited)

	For the Nine Months Ended September 30,
	2021	2020
Cash Flows from Operating Activities
Net Increase (Decrease) in Net Assets Resulting from Operations	$450,876	$207,076
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash used in operating activities:
Purchases of investments, net	(5,320,714)	(2,288,298)
Proceeds from investments and investment repayments, net	4,246,855	1,035,753
Net amortization of discount on investments	(55,623)	(31,923)
Payment-in-kind interest	(41,341)	(23,942)
Net change in unrealized (gain) loss on investments	(134,328)	198,756
Net change in unrealized (gains) losses on translation of assets and liabilities in foreign currencies	3,188	(3,237)
Net realized (gain) loss on investments	24,656	(2,885)
Net realized (gain) loss on foreign currency transactions relating to investments	(16)	11
Amortization of debt issuance costs	18,882	13,095
Amortization of offering costs	23	—
Changes in operating assets and liabilities:
(Increase) decrease in receivable for investments sold	(71,110)	8,597
(Increase) decrease in interest receivable	(5,269)	7,998
(Increase) decrease in receivable from a controlled affiliate	(1,780)	208
(Increase) decrease in prepaid expenses and other assets	11,460	(25,073)
Increase (decrease) in management fee payable	9,647	1,974
Increase (decrease) in incentive fee payable	8,612	—
Increase (decrease) in payables to affiliate	(1,128)	(1,454)
Increase (decrease) in payables for investments purchased	—	26,537
Increase (decrease) in fair value of interest rate swap attributed to unsecured notes	(9,425)	19,353
Increase (decrease) in accrued expenses and other liabilities	11,822	4,945
Net cash used in operating activities	(854,713)	(852,509)
Cash Flows from Financing Activities
Borrowings on debt	4,311,730	3,664,754
Payments on debt	(2,627,000)	(2,397,250)
Debt issuance costs	(42,671)	(35,810)
Repurchase of common stock	—	(150,250)
Cash distributions paid to shareholders	(350,528)	(325,628)
Net cash provided by financing activities	1,291,531	755,816
Net increase (decrease) in cash and restricted cash, including foreign cash (restricted cash of $5,376 and $(763), respectively)	436,818	(96,693)
Cash and restricted cash, including foreign cash, beginning of period (restricted cash of $8,841 and $7,587, respectively)	357,911	317,159
Cash and restricted cash, including foreign cash, end of period (restricted cash of $14,217 and $6,824, respectively)	$794,729	$220,466

Owl Rock Capital Corporation

Consolidated Statements of Cash Flows – Continued

(Amounts in thousands)

(Unaudited)

	For the Nine Months Ended September 30,
	2021	2020
Supplemental and Non-Cash Information
Interest paid during the period	$130,762	$89,988
Distributions declared during the period	$364,799	$453,871
Reinvestment of distributions during the period	$44,481	$114,110
Distributions Payable	$121,877	$151,409
Taxes, including excise tax, paid during the period	$3,985	$1,990

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

Interest and Dividend Income Recognition

Interest income is recorded on the accrual basis and includes amortization of discounts or premiums. Certain investments may have contractual payment-in-kind (“PIK”) interest or dividends. PIK interest and dividends represent accrued interest or dividends that are added to the principal amount or liquidation amount of the investment on the respective interest or dividend payment dates rather than being paid in cash and generally becomes due at maturity or at the occurrence of a liquidation event. For the three and nine months ended September 30, 2021, PIK interest and PIK dividend income earned was $16.0 million and $38.2 million, representing 5.9% and 5.2% of investment income for the three and nine months ended September 30, 2021, respectively. For the three and nine months ended September 30, 2020, PIK interest income earned was $9.8 million and $24.6 million, representing approximately 5.2% and less than 5.0% of investment income, respectively. Discounts to par value on securities purchased are amortized into interest income over the contractual life of the respective security using the effective yield method. Premiums to par value on securities purchased are amortized to first call date. The amortized cost of investments represents the original cost adjusted for the amortization of discounts or premiums, if any. Upon prepayment of a loan or debt security, any prepayment premiums, unamortized upfront loan origination fees and unamortized discounts are recorded as interest income in the current period.

Loans are generally placed on non-accrual status when there is reasonable doubt that principal or interest will be collected in full. Accrued interest is generally reversed when a loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment regarding collectability. If at any point the Company believes PIK interest or dividends are not expected to be realized, the investment generating PIK interest or dividends will be placed on non-accrual status. When a PIK investment is placed on non-accrual status, the accrued, uncapitalized interest or dividends are generally reversed through interest income. Non-accrual loans are restored to accrual status when past due principal and interest is paid current and, in management’s judgment, are likely to remain current. Management may make exceptions to this treatment and determine to not place a loan on non-accrual status if the loan has sufficient collateral value and is in the process of collection.

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

The Company evaluates tax positions taken or expected to be taken in the course of preparing its consolidated financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions not deemed to meet the “more-likely-than-not” threshold are reserved and recorded as a tax benefit or expense in the current year. All penalties and interest associated with income taxes are included in income tax expense. Conclusions regarding tax positions are subject to review and may be adjusted at a later date based on factors including, but not limited to, on-going analyses of tax laws, regulations and interpretations thereof. There were no material uncertain tax positions through December 31, 2020. The 2018 through 2020 tax years remain subject to examination by U.S. federal, state and local tax authorities.

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

For the three and nine months ended September 30, 2021, the Company incurred expenses of approximately $1.6 million and $4.5 million, respectively, for costs and expenses reimbursable to the Adviser under the terms of the Administration Agreement. For the three and nine months ended September 30, 2020, the Company incurred expenses of approximately $1.3 million and $4.4 million, respectively, for costs and expenses reimbursable to the Adviser under the terms of the Administration Agreement.

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

For the three and nine months ended September 30, 2021, management fees were $45.6 million and $131.7 million, respectively. For the three and nine months ended September 30, 2020, management fees, net of $18.2 million and $52.4 million in management fee waivers, were $18.2 million and $52.4 million, respectively.

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

For the three and nine months ended September 30, 2021, the Company incurred $27.7 million and $74.7 million of performance based incentive fees based on net investment income, respectively. For the three and nine months ended September 30, 2020, due to the fee waivers of $22.3 million and $70.5 million, respectively, the Company did not incur any performance based incentive fees on net investment income.

For the three and nine months ended September 30, 2021 and 2020, the Company did not accrue capital gains based incentive fees (net of waivers).

Any portion of the management fee, incentive fee on net investment income and capital gains based incentive fee waived shall not be subject to recoupment.

Affiliated Transactions

The Company may be prohibited under the 1940 Act from participating in certain transactions with its affiliates without prior approval of the directors who are not interested persons, and in some cases, the prior approval of the SEC. The Company, the Adviser and certain of their affiliates have been granted exemptive relief by the SEC for the Company to co-invest with other funds managed by the Adviser or its affiliates in a manner consistent with the Company’s investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors. Pursuant to such exemptive relief, the Company generally is permitted to co-invest with certain of its affiliates if a “required majority” (as defined in Section 57(o) of the 1940 Act) of the Board make certain conclusions in connection with a co-investment transaction, including that (1) the terms of the transaction, including the consideration to be paid, are reasonable and fair to the Company and its shareholders and do not involve overreaching of the Company or its shareholders on the part of any person concerned, (2) the transaction is consistent with the interests of the Company’s shareholders and is consistent with its investment objective and strategies, (3) the investment by its affiliates would not disadvantage the Company, and the Company’s participation would not be on a basis different from or less advantageous than that on which its affiliates are investing and (4) the proposed investment by the Company would not benefit the Adviser or its affiliates or any affiliated person of any of them (other than the parties to the transaction), except to the extent permitted by the exemptive relief and applicable law, including the limitations set forth in Section 57(k) of the 1940 Act. In addition, pursuant to an exemptive order issued by the SEC on April 8, 2020 and applicable to all BDCs, through December 31, 2020, the Company was permitted, subject to the satisfaction of certain conditions, to complete follow-on investments in its existing portfolio companies with certain private funds managed by the Adviser or its affiliates and covered by the Company’s exemptive relief, even if such private funds had not previously invested in such existing portfolio company. Without this order, private funds would generally not be able to participate in such follow-on investments with the Company unless the private funds had previously acquired securities of the portfolio company in a co-investment transaction with the Company. Although the conditional exemptive order has expired, the SEC’s Division of Investment Management has indicated that until March 31, 2022, it will not recommend enforcement action, to the extent that any BDC with an existing co-investment order continues to engage in certain transactions described in the conditional exemptive order, pursuant to the same terms and conditions described therein. The Adviser is affiliated with Owl Rock Technology Advisors LLC (“ORTA”), Owl Rock Capital Private Fund Advisors LLC (“ORPFA”) and Owl Rock Diversified Advisors LLC (“ORDA” together with ORTA, ORPFA and the Adviser, the "Owl Rock Advisers"), which are also investment advisers. The Owl Rock Advisers are indirect affiliates of Blue Owl and comprise "Owl Rock," a division of Blue Owl focused on direct lending. The Owl Rock Advisers’ allocation policy seeks to ensure equitable allocation of investment opportunities over time between the Company and other funds managed by the Adviser or its affiliates. As a result of exemptive relief, there could be significant overlap in the Company’s investment portfolio and the investment portfolio of other funds managed by Owl Rock that could avail themselves of the exemptive relief.

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

Owl Rock Capital Corporation

Notes to Consolidated Financial Statements (Unaudited) - Continued

“non-affiliated investments” are defined as investments that are neither controlled investments nor affiliated investments. Detailed information with respect to the Company’s non-controlled, non-affiliated; non-controlled, affiliated; and controlled affiliated investments is contained in the accompanying consolidated financial statements, including the consolidated schedule of investments.

The Company has made investments in three controlled/affiliated companies, including ORCC SLF, Wingspire and Swipe Acquisition Corporation. For further description of ORCC SLF, see “Note 4. Investments”. Wingspire conducts its business through an indirectly owned subsidiary, Wingspire Capital LLC. Wingspire is an independent diversified direct lender focused on providing asset-based commercial finance loans and related senior secured loans to U.S.-based middle market borrowers. Wingspire offers a wide variety of asset-based financing solutions to businesses in an array of industries, including revolving credit facilities, machinery and equipment term loans, real estate term loans, first-in/last-out tranches, cash flow term loans, and opportunistic / bridge financings. The addition of Wingspire to the portfolio allows ORCC to participate in an asset class that offers differentiated yield with full collateral packages and covenants. Wingspire is led by a seasoned team of commercial finance veterans. The Company committed $50 million to Wingspire on September 24, 2019, and subsequently increased its commitment to $100 million on March 25, 2020, to $150 million on July 31, 2020, to $200 million on March 8, 2021, and again to $250 million on August 19, 2021. The Company does not consolidate its equity interest in Wingspire.

Note 4. Investments

The information in the tables below is presented on an aggregate portfolio basis, without regard to whether they are non-controlled non-affiliated, non-controlled affiliated or controlled affiliated investments.

Investments at fair value and amortized cost consisted of the following as of September 30, 2021 and December 31, 2020:

	September 30, 2021		December 31, 2020
($ in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
First-lien senior secured debt investments	$9,347,411	$9,322,053	$8,483,799	$8,404,754
Second-lien senior secured debt investments	1,747,460	1,755,654	2,035,151	2,000,471
Unsecured debt investments	196,385	194,712	56,473	59,562
Preferred equity investments(3)	177,056	179,769	22,163	22,157
Common equity investments(1)(3)	378,750	432,327	223,295	249,582
Investment funds and vehicles(2)	227,839	225,583	107,837	105,546
Total Investments	$12,074,901	$12,110,098	$10,928,718	$10,842,072

________________

(1)
Includes equity investment in Wingspire.
(2)
Includes equity investment in ORCC SLF. See below, within Note 4, for more information regarding ORCC SLF.
(3)
As of December 31, 2020, preferred equity investments and common equity investments were reported in aggregate as equity investments.

Owl Rock Capital Corporation

Notes to Consolidated Financial Statements (Unaudited) - Continued

The industry composition of investments based on fair value as of September 30, 2021 and December 31, 2020 was as follows:

	September 30, 2021	December 31, 2020
Advertising and media	0.9%	1.0%
Aerospace and defense	3.0	2.7
Automotive	1.3	1.6
Buildings and real estate	5.1	5.6
Business services	3.4	5.7
Chemicals	3.6	2.2
Consumer products	4.0	2.3
Containers and packaging	1.4	2.0
Distribution	4.6	6.3
Education	1.5	2.6
Energy equipment and services	—	0.1
Financial services(1)	8.4	2.9
Food and beverage	6.7	8.7
Healthcare equipment and services	4.5	3.7
Healthcare providers and services	6.9	5.2
Healthcare technology	2.7	3.6
Household products	1.6	1.4
Human resource support services(3)	0.4	0.0
Infrastructure and environmental services	1.5	1.8
Insurance	9.2	8.9
Internet software and services	10.1	11.1
Investment funds and vehicles(2)	1.9	1.0
Leisure and entertainment	2.4	2.0
Manufacturing	6.4	5.3
Oil and gas	1.5	1.7
Professional services	3.2	5.6
Specialty retail	1.6	2.1
Telecommunications	—	0.5
Transportation	2.2	2.4
Total	100.0%	100.0%

________________

(1)
Includes equity investment in Wingspire.
(2)
Includes equity investment in ORCC SLF. See below, within Note 4, for more information regarding ORCC SLF.
(3)
Rounds to less than 0.1% as of December 31, 2020.

The geographic composition of investments based on fair value as of September 30, 2021 and December 31, 2020 was as follows:

	September 30, 2021	December 31, 2020
United States:
Midwest	17.7%	18.2%
Northeast	18.8	16.7
South	40.1	42.3
West	18.1	17.2
International	5.3	5.6 (1)
Total	100.0%	100.0%

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

As of September 30, 2021 and December 31, 2020, ORCC SLF had total investments in senior secured debt at fair value of $654.8 million and $554.7 million, respectively. The determination of fair value is in accordance with ASC 820; however, such fair value is not included in the Board’s valuation process described herein. The following table is a summary of ORCC SLF’s portfolio as well as a listing of the portfolio investments in ORCC SLF’s portfolio as of September 30, 2021 and December 31, 2020:

($ in thousands)	September 30, 2021	December 31, 2020
Total senior secured debt investments(1)	$660,696	$563,555
Weighted average spread over LIBOR(1)	4.23%	4.45%
Number of portfolio companies	26	17
Largest funded investment to a single borrower(1)	$40,799	$49,625

________________

(1)
At par.

Owl Rock Capital Corporation

Notes to Consolidated Financial Statements (Unaudited) - Continued

ORCC Senior Loan Fund's Portfolio as of September 30, 2021 ($ in thousands) (Unaudited)
Company(1)(2)(4)(5)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(3)	Fair Value	Percentage of Members' Equity
Debt Investments
Aerospace and defense
Applied Composites Holdings, LLC (fka AC&A Enterprises Holdings, LLC)(4)(5)(7)	First lien senior secured loan	L + 5.50%	12/21/2023	$34,559	$34,278	$34,211	13.3%
Applied Composites Holdings, LLC (fka AC&A Enterprises Holdings, LLC)(4)(5)(7)(10)(13)	First lien senior secured revolving loan	L + 5.50%	12/21/2022	1,500	1,486	1,470	0.6%
Bleriot US Bidco Inc.(5)(7)(9)	First lien senior secured loan	L + 4.00%	10/30/2026	24,689	24,579	24,696	9.6%
Dynasty Acquisition Co., Inc. (dba StandardAero Limited)(4)(5)(7)	First lien senior secured loan	L + 3.50%	4/6/2026	39,200	39,069	36,385	14.1%
				99,948	99,412	96,762	37.6%
Buildings and real estate
Wrench Group, LLC.(4)(5)(7)	First lien senior secured loan	L + 4.00%	4/30/2026	14,924	14,818	14,849	5.8%
Business Services
CoolSys, Inc.(4)(5)(7)	First lien senior secured loan	L + 4.75%	8/11/2028	16,364	16,204	16,200	6.3%
CoolSys, Inc.(4)(5)(10)(11)(12)(13)	First lien senior secured delayed draw term loan	L + 4.75%	8/11/2023	—	(36)	(36)	—%
ConnectWise, LLC(4)(5)(7)	First lien senior secured loan	L + 3.50%	9/30/2028	17,000	16,915	16,915	6.6%
Packers Holdings, LLC(5)(7)(9)	First lien senior secured loan	L + 3.25%	3/9/2028	9,975	9,827	9,923	3.8%
Vistage International, Inc.(4)(5)(7)	First lien senior secured loan	L + 4.00%	2/10/2025	30,004	29,879	30,000	11.6%
				73,343	72,789	73,002	28.3%
Containers and Packaging
Ring Container Technologies Group, LLC (dba Ring Container Technologies)(5)(7)(9)	First lien senior secured loan	L + 3.75%	8/12/2028	25,000	24,939	25,013	9.7%
Distribution
Dealer Tire, LLC(5)(6)(9)	First lien senior secured loan	L + 4.25%	12/12/2025	36,352	36,197	36,338	14.1%
SRS Distribution, Inc.(5)(8)(9)	First lien senior secured loan	L + 3.75%	6/2/2028	10,000	9,928	9,996	3.9%
				46,352	46,125	46,334	18.0%
Education
Spring Education Group, Inc. (fka SSH Group Holdings, Inc.)(4)(5)(7)	First lien senior secured loan	L + 4.25%	7/30/2025	33,950	33,889	32,745	12.7%
Food and beverage
Balrog Acquisition, Inc. (dba Bakemark)(4)(5)(8)	First lien senior secured loan	L + 4.00%	9/5/2028	25,000	24,741	24,938	9.7%
Dessert Holdings(4)(5)(7)	First lien senior secured loan	L + 4.00%	6/9/2028	20,211	20,065	20,049	7.8%
Dessert Holdings(4)(5)(10)(12)(13)	First lien senior secured delayed draw term loan	L + 4.00%	6/9/2023	—	—	(2)	—%
Sovos Brands Intermediate, Inc.(5)(7)(9)	First lien senior secured loan	L + 4.25%	6/8/2028	22,427	22,373	22,427	8.7%
				67,638	67,179	67,412	26.2%

Owl Rock Capital Corporation

Notes to Consolidated Financial Statements (Unaudited) - Continued

ORCC Senior Loan Fund's Portfolio as of September 30, 2021 ($ in thousands) (Unaudited)
Company(1)(2)(4)(5)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(3)	Fair Value	Percentage of Members' Equity
Healthcare equipment and services
Cadence, Inc.(4)(5)(6)	First lien senior secured loan	L + 5.00%	5/21/2025	26,783	26,407	26,406	10.2%
Cadence, Inc.(4)(5)(6)(10)(13)	First lien senior secured revolving loan	L + 5.00%	5/21/2023	1,174	1,114	1,071	0.4%
				27,957	27,521	27,477	10.6%
Healthcare providers and services
Unified Women's Healthcare, LP(4)(5)(6)	First lien senior secured loan	L + 4.25%	12/20/2027	20,000	19,904	19,910	7.7%
Healthcare technology
VVC Holdings Corp. (dba Athenahealth, Inc.)(5)(7)(9)	First lien senior secured loan	L + 4.25%	2/11/2026	17,222	16,991	17,257	6.7%
Infrastructure and environmental services
CHA Holding, Inc.(4)(5)(7)	First lien senior secured loan	L + 4.50%	4/10/2025	40,799	40,561	40,513	15.7%
Insurance
Integro Parent Inc.(4)(5)(6)	First lien senior secured loan	L + 5.75%	10/31/2022	29,725	29,684	29,780	11.6%
Integro Parent Inc.(4)(5)(6)(10)(13)	First lien senior secured revolving loan	L + 4.25%	4/30/2022	6,000	5,999	5,977	2.3%
				35,725	35,683	35,757	13.9%
Internet software and services
DCert Buyer, Inc. (dba DigiCert)(5)(6)(9)	First lien senior secured loan	L + 4.00%	10/16/2026	39,275	39,156	39,264	15.2%
Trader Interactive, LLC (fka Dominion Web Solutions, LLC)(4)(5)(8)(13)	First lien senior secured loan	L + 4.00%	7/28/2028	25,000	24,882	24,875	9.6%
				64,275	64,038	64,139	24.8%
Manufacturing
Engineered Machinery Holdings (dba Duravant)(5)(7)(9)	First lien senior secured loan	L + 3.75%	5/19/2028	35,000	34,828	34,899	13.5%
Pro Mach Group, Inc.(5)(6)(9)	First lien senior secured loan	L + 4.00%	8/31/2028	21,508	21,402	21,601	8.4%
Pro Mach Group, Inc.(5)(9)(10)(12)(13)	First lien senior secured delayed draw term loan	L + 4.00%	8/31/2023	—	—	—	—%
				56,508	56,230	56,500	21.9%
Professional Services
Apex Group Treasury, LLC(5)(7)(9)	First lien senior secured loan	L + 3.75%	7/27/2028	20,000	19,948	19,950	7.7%
Sovos Compliance, LLC(5)(7)(9)	First lien senior secured loan	L + 4.50%	8/11/2028	17,055	17,010	17,147	6.7%
Sovos Compliance, LLC(5)(9)(10)(12)	First lien senior secured delayed draw term loan	L + 4.50%	8/12/2023	—	—	—	—%
				37,055	36,958	37,097	14.4%
Total Debt Investments				660,696	657,037	654,767	254.0%
Total Investments				$660,696	$657,037	$654,767	254.0%

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

Owl Rock Capital Corporation

Notes to Consolidated Financial Statements (Unaudited) - Continued

(6)
The interest rate on these loans is subject to 1 month LIBOR, which as of September 30, 2021 was 0.08%.
(7)
The interest rate on these loans is subject to 3 month LIBOR, which as of September 30, 2021 was 0.13%.
(8)
The interest rate on these loans is subject to 6 month LIBOR, which as of September 30, 2021 was 0.16%.
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

Owl Rock Capital Corporation

Notes to Consolidated Financial Statements (Unaudited) - Continued

Below is selected balance sheet information for ORCC SLF as of September 30, 2021 and December 31, 2020:

($ in thousands)	September 30, 2021 (Unaudited)	December 31, 2020
Assets
Investments at fair value (amortized cost of $657,036 and $559,298, respectively)	$654,767	$554,710
Cash	18,636	9,385
Interest receivable	1,009	992
Prepaid expenses and other assets	106	237
Total Assets	$674,518	$565,324
Liabilities
Debt (net of unamortized debt issuance costs of $1,312 and $2,415, respectively)	$393,570	$347,564
Distributions payable	4,717	4,694
Accrued expenses and other liabilities	18,423	1,975
Total Liabilities	$416,710	$354,233
Members' Equity
Members' Equity	257,808	211,091
Members' Equity	257,808	211,091
Total Liabilities and Members' Equity	$674,518	$565,324

Below is selected statement of operations information for ORCC SLF for the three and nine months ended September 30, 2021 and 2020:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
($ in thousands)	2021	2020	2021	2020
Investment Income
Interest income	$7,542	$7,759	$22,382	$24,530
Other income	14	60	209	216
Total Investment Income	7,556	7,819	22,591	24,746
Expenses
Interest expense	2,331	2,833	7,195	10,021
Professional fees	181	181	570	526
Total Expenses	2,512	3,014	7,765	10,547
Net Investment Income Before Taxes	5,044	4,805	14,826	14,199
Taxes	201	484	588	223
Net Investment Income After Taxes	$4,843	$4,321	$14,238	$13,976
Net Realized and Change in Unrealized Gain (Loss) on Investments
Net change in unrealized gain (loss) on investments	869	9,441	2,317	(7,619)
Net realized gain on investments	18	4	155	4
Total Net Realized and Change in Unrealized Gain (Loss) on Investments	887	9,445	2,472	(7,615)
Net Increase in Members' Equity Resulting from Operations	$5,730	$13,766	$16,710	$6,361

Loan Origination and Structuring Fees

If the loan origination and structuring fees earned by ORCC SLF during a fiscal year exceed ORCC SLF’s expenses and other obligations (excluding financing costs), such excess is allocated to the Member(s) responsible for the origination of the loans pro rata in accordance with the total loan origination and structuring fees earned by ORCC SLF with respect to the loans originated by such Member; provided, that in no event will the amount allocated to a Member exceed 1% of the par value of the loans originated by such Member in any fiscal year. The loan origination and structuring fee is accrued quarterly and included in other income from controlled, affiliated investments on the Company’s Consolidated Statements of Operations and paid annually. On February 27, 2019, the Initial Members agreed to amend the terms of ORCC SLF’s operating agreement to eliminate the allocation of excess loan origination and structuring fees

Owl Rock Capital Corporation

Notes to Consolidated Financial Statements (Unaudited) - Continued

to the Members. As such, for the three and nine months ended September 30, 2021 and 2020, the Company accrued no income based on loan origination and structuring fees.

Note 5. Fair Value of Investments

Investments

The following tables present the fair value hierarchy of investments as of September 30, 2021 and December 31, 2020:

	Fair Value Hierarchy as of September 30, 2021
($ in thousands)	Level 1	Level 2	Level 3	Total
First-lien senior secured debt investments	$—	$—	$9,322,053	$9,322,053
Second-lien senior secured debt investments	—	—	1,755,654	1,755,654
Unsecured debt investments	—	—	194,712	194,712
Preferred equity investments	—	—	179,769	179,769
Common equity investments(1)	5,140	—	427,187	432,327
Subtotal	$5,140	$—	$11,879,375	$11,884,515
Investments measured at NAV(2)	—	—	—	225,583
Total Investments at fair value	$5,140	$—	$11,879,375	$12,110,098
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

Owl Rock Capital Corporation

Notes to Consolidated Financial Statements (Unaudited) - Continued

The following tables present changes in the fair value of investments for which Level 3 inputs were used to determine the fair value as of and for the three and nine months ended September 30, 2021 and 2020:

	As of and for the Three Months Ended September 30, 2021
($ in thousands)	First-lien senior secured debt investments	Second-lien senior secured debt investments	Unsecured debt investments	Preferred equity investments	Common equity investments	Total
Fair value, beginning of period	$9,067,137	$1,960,154	$194,928	$174,335	$331,058	$11,727,612
Purchases of investments, net	2,509,627	70,480	—	—	140,794	2,720,901
Payment-in-kind	6,170	—	7,250	3,446	144	17,010
Proceeds from investments, net	(2,283,113)	(278,636)	—	(1,000)	(61,551)	(2,624,300)
Net change in unrealized gain (loss)	(1,170)	205	(7,540)	2,832	16,761	11,088
Net realized gains (losses)	1,981	37	—	—	(19)	1,999
Net amortization of discount on investments	21,421	3,414	74	156	—	25,065
Transfers into (out of) Level 3(1)	—	—	—	—	—	—
Fair value, end of period	$9,322,053	$1,755,654	$194,712	$179,769	$427,187	$11,879,375

________________

(1)
Transfers between levels, if any, are recognized at the beginning of the quarter in which the transfers occur.

	As of and for the Nine Months Ended September 30, 2021
($ in thousands)	First-lien senior secured debt investments	Second-lien senior secured debt investments	Unsecured debt investments	Preferred equity investments	Common equity investments	Total
Fair value, beginning of period	$8,389,486	$1,949,703	$59,562	$22,157	$230,307	$10,651,215
Purchases of investments, net	4,118,038	487,457	130,137	148,832	291,064	5,175,528
Payment-in-kind	24,643	—	9,542	6,778	381	41,344
Proceeds from investments, net	(3,311,548)	(705,356)	—	(1,000)	(133,551)	(4,151,455)
Net change in unrealized gain (loss)	53,619	43,407	(4,762)	2,719	39,345	134,328
Net realized gains (losses)	2,538	(30,181)	—	—	(359)	(28,002)
Net amortization of discount on investments	44,430	10,624	233	283	—	55,570
Transfers into (out of) Level 3(1)	847	—	—	—	—	847
Fair value, end of period	$9,322,053	$1,755,654	$194,712	$179,769	$427,187	$11,879,375

________________

(1)
Transfers between levels, if any, are recognized at the beginning of the quarter in which the transfers occur. For the nine months ended September 30, 2021, transfers into Level 3 from Level 2 were as a result of changes in the observability of significant inputs for certain portfolio companies.

Owl Rock Capital Corporation

Notes to Consolidated Financial Statements (Unaudited) - Continued

	As of and for the Three Months Ended September 30, 2020
($ in thousands)	First-lien senior secured debt investments	Second-lien senior secured debt investments	Unsecured debt investments	Preferred equity investments(2)	Common equity investments(2)	Total
Fair value, beginning of period	$7,270,521	$1,510,227	$9,207	$—	$137,407	$8,927,362
Purchases of investments, net	643,473	120,433	42,116	—	53,307	859,329
Payment-in-kind	9,248	—	—	—	—	9,248
Proceeds from investments, net	(248,745)	(37)	—	—	(10,000)	(258,782)
Net change in unrealized gain (loss)	43,981	27,866	(1,121)	—	6,976	77,702
Net realized gains (losses)	—	—	—	—	—	—
Net amortization of discount on investments	8,183	840	9	—	—	9,032
Transfers into (out of) Level 3(1)	—	—	—	—	(10,227)	(10,227)
Fair value, end of period	$7,726,661	$1,659,329	$50,211	$—	$177,463	$9,613,664

________________

(1)
Transfers between levels, if any, are recognized at the beginning of the quarter in which the transfers occur. For the three months ended September 30, 2020, transfers out of Level 3 to Level 2 were as a result of changes in the observability of significant inputs for certain portfolio companies.
(2)
As of and for the three months ended September 30, 2020, preferred equity investments and common equity investments were reported in aggregate as equity investments.

	As of and for the Nine Months Ended September 30, 2020
($ in thousands)	First-lien senior secured debt investments	Second-lien senior secured debt investments	Unsecured debt investments	Preferred equity investments(2)	Common equity investments(2)	Total
Fair value, beginning of period	$6,976,014	$1,544,457	$—	$—	$12,875	$8,533,346
Purchases of investments, net	1,679,645	230,254	51,323	—	172,054	2,133,276
Payment-in-kind	23,938	—	—	—	—	23,938
Proceeds from investments, net	(814,748)	(76,837)	—	—	(13,000)	(904,585)
Net change in unrealized gain (loss)	(162,230)	(41,709)	(1,121)	—	5,534	(199,526)
Net realized gains (losses)	268	—	—	—	—	268
Net amortization of discount on investments	23,774	3,164	9	—	—	26,947
Transfers into (out of) Level 3(1)	—	—	—	—	—	—
Fair value, end of period	$7,726,661	$1,659,329	$50,211	$—	$177,463	$9,613,664

________________

(1)
Transfers between levels, if any, are recognized at the beginning of the quarter in which the transfers occur.
(2)
As of and for the nine months ended September 30, 2020, preferred equity investments and common equity investments were reported in aggregate as equity investments.

Owl Rock Capital Corporation

Notes to Consolidated Financial Statements (Unaudited) - Continued

The following tables present information with respect to net change in unrealized gains on investments for which Level 3 inputs were used in determining the fair value that are still held by the Company for the three and nine months ended September 30, 2021 and 2020:

($ in thousands)	Net change in unrealized gain (loss) for the Three Months Ended September 30, 2021 on Investments Held at September 30, 2021	Net change in unrealized gain (loss) for the Three Months Ended September 30, 2020 on Investments Held at September 30, 2020(1)
First-lien senior secured debt investments	$9,803	$43,981
Second-lien senior secured debt investments	1,350	27,866
Unsecured debt investments	(7,540)	(1,121)
Preferred equity investments	2,832	—
Common equity investments	16,741	6,976
Total Investments	$23,186	$77,702

________________

(1)
For the three months ended September 30, 2020, preferred equity investments and common equity investments were reported in aggregate as equity investments.

($ in thousands)	Net change in unrealized gain (loss) for the Nine Months Ended September 30, 2021 on Investments Held at September 30, 2021	Net change in unrealized gain (loss) for the Nine Months Ended September 30, 2020 on Investments Held at September 30, 2020(1)
First-lien senior secured debt investments	$57,778	$(163,567)
Second-lien senior secured debt investments	18,539	(44,914)
Unsecured debt investments	(4,762)	(1,121)
Preferred equity investments	2,719	—
Common equity investments	39,342	5,534
Total Investments	$113,616	$(204,068)

________________

(1)
For the nine months ended September 30, 2020, preferred equity investments and common equity investments were reported in aggregate as equity investments.

Owl Rock Capital Corporation

Notes to Consolidated Financial Statements (Unaudited) - Continued

The following tables present quantitative information about the significant unobservable inputs of the Company’s Level 3 investments as of September 30, 2021 and December 31, 2020. The weighted average range of unobservable inputs is based on fair value of investments. The tables are not intended to be all-inclusive but instead capture the significant unobservable inputs relevant to the Company’s determination of fair value.

	As of September 30, 2021
($ in thousands)	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)	Impact to Valuation from an Increase in Input
First-lien senior secured debt investments	$7,446,719	Yield Analysis	Market Yield	(5.1% - 19.8%) 8.6%	Decrease
	1,854,752	Recent Transaction	Transaction Price	(97.5% - 100.0%) 98.9%	Increase
	20,582	Collateral Analysis	Recovery Rate	(55.0% - 55.0%) 55.0%	Increase
Second-lien senior secured debt investments(1)	$1,590,547	Yield Analysis	Market Yield	(7.5% - 20.9%) 9.7%	Decrease
	70,475	Recent Transaction	Transaction Price	(99.0% - 99.5%) 99.3%	Increase
	24,038	Collateral Analysis	Recovery Rate	(37.8% - 37.8%) 37.8%	Increase
Unsecured debt investments(2)	$178,106	Yield Analysis	Market Yield	(6.9% - 9.0%) 8.5%	Decrease
	5,112	Market Approach	EBITDA Multiple	(14.8x - 14.8x) 14.8x	Increase
Preferred equity investments	$176,497	Yield Analysis	Market Yield	(11.4% - 14.4%) 11.8%	Decrease
	3,272	Market Approach	EBITDA Multiple	(8.9x - 8.9x) 8.9x	Increase
Common equity investments	$223,751	Market Approach	EBITDA Multiple	(3.7x - 31.1x) 7.9x	Increase
	201,683	Recent Transaction	Transaction Price	(100.0% - 100.0%) 100.0%	Increase
	1,753	Market Approach	Transaction Price	($208.84 - $419.99) $329.29	Increase

________________

(1)
Excludes Level 3 investments with an aggregate fair value amounting to $70.6 million, which the Company valued using indicative bid prices obtained from brokers.
(2)
Excludes Level 3 investments with an aggregate fair value amounting to $11.5 million, which the Company valued using indicative bid prices obtained from brokers.

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

Owl Rock Capital Corporation

Notes to Consolidated Financial Statements (Unaudited) - Continued

Debt Not Carried at Fair Value

Fair value is estimated by discounting remaining payments using applicable current market rates, which take into account changes in the Company’s marketplace credit ratings, or market quotes, if available. The following table presents the carrying and fair values of the Company’s debt obligations as of September 30, 2021 and December 31, 2020.

	September 30, 2021		December 31, 2020
($ in thousands)	Net Carrying Value(1)	Fair Value	Net Carrying Value(2)	Fair Value
Revolving Credit Facility	$589,766	$589,766	$243,143	$243,143
SPV Asset Facility II	95,479	95,479	95,654	95,654
SPV Asset Facility III	189,543	189,543	373,238	373,238
SPV Asset Facility IV	152,648	152,648	291,644	291,644
CLO I	386,913	386,913	386,708	386,708
CLO II	257,051	257,051	257,686	257,686
CLO III	257,878	257,878	257,744	257,744
CLO IV	287,378	287,378	247,745	247,745
CLO V	194,118	194,118	194,128	194,128
CLO VI	258,205	258,205	—	—
2023 Notes	149,991	157,500	151,889	157,125
2024 Notes	411,728	436,000	418,372	433,000
2025 Notes	419,280	449,438	418,154	443,063
July 2025 Notes	493,218	526,250	492,095	520,000
2026 Notes	490,578	536,250	489,176	526,250
July 2026 Notes	977,444	1,042,500	975,346	1,012,500
2027 Notes	490,720	500,000	—	—
2028 Notes	833,004	847,875	—	—
Total Debt	$6,934,942	$7,164,792	$5,292,722	$5,439,628

________________

(1)
The carrying value of the Company’s Revolving Credit Facility, SPV Asset Facility II, SPV Asset Facility III, SPV Asset Facility IV, CLO I, CLO II, CLO III, CLO IV, CLO V, CLO VI, 2023 Notes, 2024 Notes, 2025 Notes, July 2025 Notes, 2026 Notes, July 2026 Notes, 2027 Notes and 2028 Notes are presented net of deferred financing costs of $12.7 million, $4.5 million, $0.5 million, $2.4 million, $3.1 million, $2.9 million, $2.1 million, $5.1 million, $1.9 million, $1.8 million, $0.7 million, $5.5 million, $5.7 million, $6.8 million, $9.4 million, $22.6 million, $10.2 million and $17.0 million, respectively.
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

The following table presents fair value measurements of the Company’s debt obligations as of September 30, 2021 and December 31, 2020:

($ in thousands)	September 30, 2021	December 31, 2020
Level 1	$—	$—
Level 2	4,338,313	2,934,813
Level 3	2,826,479	2,504,816
Total Debt	$7,164,792	$5,439,628

Financial Instruments Not Carried at Fair Value

As of September 30, 2021 and December 31, 2020, the carrying amounts of the Company’s assets and liabilities, other than investments at fair value and debt, approximate fair value due to their short maturities.

Owl Rock Capital Corporation

Notes to Consolidated Financial Statements (Unaudited) - Continued

Note 6. Debt

In accordance with the 1940 Act, with certain limitations, the Company is allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 150%. As of September 30, 2021 and December 31, 2020, the Company’s asset coverage was 183% and 206%, respectively.

Debt obligations consisted of the following as of September 30, 2021 and December 31, 2020:

	September 30, 2021
($ in thousands)	Aggregate Principal Committed	Outstanding Principal	Amount Available(1)	Net Carrying Value(2)
Revolving Credit Facility(3)(5)	$1,555,000	$602,459	$904,258	$589,766
SPV Asset Facility II	350,000	100,000	250,000	95,479
SPV Asset Facility III	500,000	190,000	310,000	189,543
SPV Asset Facility IV	250,000	155,000	95,000	152,648
CLO I	390,000	390,000	—	386,913
CLO II	260,000	260,000	—	257,051
CLO III	260,000	260,000	—	257,878
CLO IV	292,500	292,500	—	287,378
CLO V	196,000	196,000	—	194,118
CLO VI	260,000	260,000	—	258,205
2023 Notes(4)	150,000	150,000	—	149,991
2024 Notes(4)	400,000	400,000	—	411,728
2025 Notes	425,000	425,000	—	419,280
July 2025 Notes	500,000	500,000	—	493,218
2026 Notes	500,000	500,000	—	490,578
July 2026 Notes	1,000,000	1,000,000	—	977,444
2027 Notes(4)	500,000	500,000	—	490,720
2028 Notes	850,000	850,000	—	833,004
Total Debt	$8,638,500	$7,030,959	$1,559,258	$6,934,942

________________

(1)
The amount available reflects any collateral related limitations at the Company level related to each credit facility’s borrowing base.
(2)
The carrying value of the Company’s Revolving Credit Facility, SPV Asset Facility II, SPV Asset Facility III, SPV Asset Facility IV, CLO I, CLO II, CLO III, CLO IV, CLO V, CLO VI, 2023 Notes, 2024 Notes, 2025 Notes, July 2025 Notes, 2026 Notes, July 2026 Notes, 2027 Notes and 2028 Notes are presented net of deferred financing costs of $12.7 million, $4.5 million, $0.5 million, $2.4 million, $3.1 million, $2.9 million, $2.1 million, $5.1 million, $1.9 million, $1.8 million, $0.7 million, $5.5 million, $5.7 million, $6.8 million, $9.4 million, $22.6 million, $10.2 million and $17.0 million respectively.
(3)
Includes the unrealized translation gain (loss) on borrowings denominated in foreign currencies.
(4)
Inclusive of change in fair market value of effective hedge.
(5)
The amount available is reduced by $48.3 million of outstanding letters of credit.

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
(5)
The amount available is reduced by $26.8 million of outstanding letters of credit.

For the three and nine months ended September 30, 2021 and 2020, the components of interest expense were as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
($ in thousands)	2021	2020	2021	2020
Interest expense	$50,054	$32,896	$139,502	$99,201
Amortization of debt issuance costs	6,731	3,973	18,882	13,095
Net change in unrealized gain (loss) on effective interest rate swaps and hedged items(1)	(269)	522	653	(1,763)
Total Interest Expense	$56,516	$37,391	$159,037	$110,533
Average interest rate	2.9%	3.3%	3.0%	3.7%
Average daily borrowings	$6,713,786	$3,890,731	$6,050,836	$3,545,786

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

Description of Facilities

Revolving Credit Facility

On February 1, 2017, the Company entered into a senior secured revolving credit agreement (and as amended by that certain First Amendment to Senior Secured Revolving Credit Agreement, dated as of July 17, 2017, the First Omnibus Amendment to Senior Secured Revolving Credit Agreement and Guarantee and Security Agreement, dated as of March 29, 2018, the Third Amendment to Senior Secured Revolving Credit Agreement, dated as of June 21, 2018, the Fourth Amendment to Senior Secured Revolving Credit Agreement, dated as of April 2, 2019, the Fifth Amendment to Senior Secured Revolving Credit Agreement, dated as of May 7, 2020, the Sixth Amendment to Senior Secured Revolving Credit Agreement, dated as of September 3, 2020 and the Seventh Amendment to Senior Secured Revolving Credit Agreement, dated as of September 22, 2021, the “Revolving Credit Facility”). The parties to the Revolving Credit Facility include the Company, as Borrower, the lenders from time to time parties thereto (each a “Lender” and collectively, the “Lenders”), the parties in their capacity as issuers of letters of credit (referred to as "Issuing Banks"), and Truist Securities, Inc. and ING Capital LLC as Joint Lead Arrangers and Joint Book Runners, Truist Bank as Administrative Agent and ING Capital LLC as Syndication Agent.

The Revolving Credit Facility is guaranteed by OR Lending LLC, a subsidiary of the Company, and will be guaranteed by certain domestic subsidiaries of the Company that are formed or acquired by the Company in the future (collectively, the “Guarantors”). Proceeds of the Revolving Credit Facility may be used for general corporate purposes, including the funding of portfolio investments.

The maximum principal amount of the Revolving Credit Facility is $1.555 billion, subject to availability under the borrowing base, which is based on the Company’s portfolio investments and other outstanding indebtedness. As amended on September 22, 2021, maximum capacity under the Revolving Credit Facility may be increased to $2.2 billion through the Company’s exercise of an uncommitted accordion feature through which existing and new lenders may, at their option, agree to provide additional financing. The Revolving Credit Facility includes a $50 million limit for swingline loans and is secured by a perfected first-priority interest in substantially all of the portfolio investments held by the Company and each Guarantor, subject to certain exceptions.

The availability period under the Revolving Credit Facility will terminate on March 31, 2023, with respect to $60 million of commitments, September 3, 2024, with respect to $15 million of commitments (together, the "Non-Extending Commitments"), and on September 22, 2025, with respect to the remaining commitments (such remaining commitments, the "Extending Commitments") (together, the “Revolving Credit Facility Commitment Termination Date”). The Revolving Credit Facility will mature on April 2, 2024 with respect to $60 million of commitments, September 3, 2025, with respect to $15 million of commitments, and on September 22, 2026, with respect to the remaining commitments (together, the “Revolving Credit Facility Maturity Date”). During the period from the earliest Revolving Credit Facility Commitment Termination Date to the final Revolving Credit Facility Maturity Date, the Company will be obligated to make mandatory prepayments under the Revolving Credit Facility out of the proceeds of certain asset sales and other recovery events and equity and debt issuances.

The Company may borrow amounts in U.S. dollars or certain other permitted currencies. Amounts drawn under the Revolving Credit Facility with respect to the Extending Commitments will bear interest at either (i) LIBOR plus margin of either 1.875% per annum or, if the borrowing base is greater than or equal to the product of 1.60 and the combined debt amount, 1.75% per annum, (ii) an alternative base rate plus margin of either 0.875% per annum or, if the borrowing base is greater than or equal to the product of 1.60 and the combined debt amount, 0.75% per annum, or (iii) for amounts drawn under the Revolving Credit Facility in Sterling or Swiss Francs, either the Sterling Overnight Interbank Average Rate ("SONIA") or the Swiss Average Rate Overnight ("SARON"), as applicable, plus margin of either 1.875% per annum or, if the borrowing base is greater than or equal to the product of 1.60 and the combined debt amount, 1.75% per annum plus an applicable credit adjustment spread. Amounts drawn under the Revolving Credit Facility with respect to the Non-Extended Commitments will bear interest at either (i) LIBOR plus 2.00% per annum, (ii) an alternative base rate plus 1.00% per annum or (iii) SONIA or SARON, as applicable, plus 2.00% per annum plus an applicable credit adjustment spread. Further, the Revolving Credit Facility builds in a hardwired approach for the replacement of LIBOR loans in U.S. dollars. For LIBOR loans in other permitted currencies, the Revolving Credit Facility includes customary fallback mechanics for the Company and the Administrative Agent to select an alternative benchmark, subject to the negative consent of required Lenders. The Company may elect the currency and rate at the time of drawdown, and loans may be converted from one rate to another at any time at the Company’s option, subject to certain conditions. The Company predominantly borrows utilizing LIBOR rate loans, generally electing one-month upon borrowing, to the extent applicable. The Company also pays a fee of 0.375% on undrawn amounts under the Revolving Credit Facility.

Owl Rock Capital Corporation

Notes to Consolidated Financial Statements (Unaudited) - Continued

The Revolving Credit Facility includes customary covenants, including certain limitations on the incurrence by the Company of additional indebtedness and on the Company’s ability to make distributions to the Company’s shareholders, or redeem, repurchase or retire shares of stock, upon the occurrence of certain events and certain financial covenants related to asset coverage and liquidity and other maintenance covenants, as well as customary events of default. The agreement requires a minimum asset coverage ratio of 150% with respect to the Company’s consolidated assets and its subsidiaries, measured at the last day of any fiscal quarter and a minimum asset coverage ratio of no less than 2.00 to 1.00 with respect to its consolidated assets and its subsidiary guarantors (including certain limitations on the contribution of equity in financing subsidiaries as specified therein) to its secured debt and its subsidiary guarantors (the “Obligor Asset Coverage Ratio”), measured at the last day of each fiscal quarter. The agreement also includes concentration limits in connection with the calculation of the borrowing base, based upon the Obligor Asset Coverage Ratio.

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

SPV Asset Facility II

On May 22, 2018, ORCC Financing II LLC (“ORCC Financing II”), a Delaware limited liability company and subsidiary of the Company, entered into a Credit Agreement (as amended, the “SPV Asset Facility II”), with ORCC Financing II, as Borrower, the lenders from time to time parties thereto (the “SPV Asset Facility II Lenders”), Natixis, New York Branch, as Administrative Agent, State Street Bank and Trust Company, as Collateral Agent, and Cortland Capital Market Services LLC as Document Custodian. The parties to the SPV Asset Facility II have entered into various amendments, including to admit new lenders, increase or decrease the maximum principal amount available under the facility, extend the availability period and maturity date, change the interest rate and make various other changes. The following describes the terms of SPV Asset Facility II amended through July 8, 2021 (the “SPV Asset Facility II Sixth Amendment Date”).

From time to time, the Company sells and contributes certain investments to ORCC Financing II pursuant to a sale and contribution agreement by and between the Company and ORCC Financing II. No gain or loss will be recognized as a result of the contribution. Proceeds from the SPV Asset Facility II will be used to finance the origination and acquisition of eligible assets by ORCC Financing II, including the purchase of such assets from the Company. The Company retains a residual interest in assets contributed to or acquired by ORCC Financing II through the Company’s ownership of ORCC Financing II. The maximum principal amount of the SPV Asset Facility II as of the SPV Asset Facility II Sixth Amendment Date is $350 million (which includes terms loans of $100 million and revolving commitments of $250 million). The availability of this amount is subject to an overcollateralization ratio test, which is based on the value of ORCC Financing II’s assets from time to time, and satisfaction of certain conditions, including an interest coverage ratio test, certain concentration limits and collateral quality tests.

The SPV Asset Facility II provides for the ability to (1) draw term loans and (2) draw and redraw revolving loans under the SPV Asset Facility II through April 17, 2022, unless the revolving commitments are terminated or converted to term loans sooner as provided in the SPV Asset Facility II (the “SPV Asset Facility II Commitment Termination Date”). Unless otherwise terminated, the SPV Asset Facility II will mature on December 22, 2028 (the “SPV Asset Facility II Stated Maturity”). Prior to the SPV Asset Facility II Stated Maturity, proceeds received by ORCC Financing II from principal and interest, dividends, or fees on assets must be used to pay fees, expenses and interest on outstanding borrowings, and the excess may be returned to the Company, subject to certain conditions. On the SPV Asset Facility II Stated Maturity, ORCC Financing II must pay in full all outstanding fees and expenses and all principal and interest on outstanding borrowings, and the excess may be returned to the Company.

With respect to revolving loans, amounts drawn bear interest at LIBOR (or, in the case of certain lenders that are commercial paper conduits, the lower of their cost of funds and LIBOR plus 0.25%) plus a spread that steps up from 2.20% to 2.50% during the period March 17, 2020 to the six month anniversary of the Reinvestment Period End Date. With respect to term loans, amounts drawn bear interest at LIBOR (or, in the case of certain lenders that are commercial paper conduits, the lower of their cost of funds and LIBOR plus 0.25%) plus a spread that steps up from 2.25% to 2.55% during the same period. The Company predominantly borrows utilizing LIBOR rate loans, generally electing one-month LIBOR upon borrowing. From March 17, 2020 to the SPV Asset Facility II Commitment Termination Date, there is a commitment fee ranging from 0.50% to 0.625% per annum on the undrawn amount, if any, of the revolving commitments in the SPV Asset Facility II. The SPV Asset Facility II contains customary covenants, including certain financial maintenance covenants, limitations on the activities of ORCC Financing II, including limitations on incurrence of incremental indebtedness, and customary events of default. The SPV Asset Facility II is secured by a perfected first priority security interest in the assets of ORCC Financing II and on any payments received by ORCC Financing II in respect of those assets. Assets pledged to the SPV Asset Facility II Lenders will not be available to pay the debts of the Company.

SPV Asset Facility III

On December 14, 2018 (the “SPV Asset Facility III Closing Date”), ORCC Financing III LLC (“ORCC Financing III”), a Delaware limited liability company and newly formed subsidiary of the Company, entered into a Loan Financing and Servicing Agreement (the “SPV Asset Facility III”), with ORCC Financing III, as borrower, the Company, as equity holder and services provider, the lenders from time to time parties thereto (the “SPV Lenders III”), Deutsche Bank AG, New York Branch, as Facility Agent, State Street Bank and Trust Company, as Collateral Agent and Cortland Capital Market Services LLC, as Collateral Custodian. The parties to the SPV Asset Facility III have entered into various amendments, including those relating to the undrawn fee and make-whole fee and definition of “Change of Control.” The following describes the terms of SPV Asset Facility III as amended through March 17, 2021.

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

Owl Rock Capital Corporation

Notes to Consolidated Financial Statements (Unaudited) - Continued

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

Owl Rock Capital Corporation

Notes to Consolidated Financial Statements (Unaudited) - Continued

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

The CLO IV Secured Notes were redeemed in the CLO IV Refinancing, described below.

Concurrently with the issuance of the CLO IV Secured Notes, the CLO IV Issuer issued approximately $186.9 million of subordinated securities in the form of 186,900 preferred shares at an issue price of U.S.$1,000 per share (the “CLO IV Preferred Shares”). The CLO IV Preferred Shares were issued by the CLO IV Issuer as part of its issued share capital and are not secured by the collateral securing the CLO IV Secured Notes. The Company owns all of the outstanding CLO IV Preferred Shares, and as such, these securities are eliminated in consolidation. The Company acted as retention holder in connection with the CLO IV Transaction for the purposes of satisfying certain U.S. and European Union regulations requiring sponsors of securitization transactions to retain exposure to the performance of the securitized assets and as such was required to retain a portion of the CLO IV Preferred Shares while the CLO IV Secured Notes were outstanding.

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

Through November 20, 2021, a portion of the proceeds received by the CLO IV Issuer from the loans securing the CLO IV Secured Notes could be used by the CLO IV Issuer to purchase additional middle market loans under the direction of the Adviser, in its capacity as collateral manager for the CLO IV Issuer and in accordance with the Company’s investing strategy and ability to originate eligible middle market loans.

The CLO IV Secured Notes were the secured obligation of the CLO IV Issuers, and the CLO IV Indenture includes customary covenants and events of default. The CLO IV Secured Notes have not been registered under the Securities Act, or any state securities (e.g., “blue sky”) laws, and may not be offered or sold in the United States absent registration with the Securities and Exchange Commission or pursuant to an applicable exemption from such registration. Assets pledged to the holders of the CLO IV Secured Notes were not available to pay the debts of the Company.

CLO IV Refinancing

On July 9, 2021 (the “CLO IV Refinancing Date”), the Company completed a $440.5 million term debt securitization refinancing (the “CLO IV Refinancing”), also known as a collateralized loan obligation refinancing, which is a form of secured financing incurred by the Company. The secured notes and preferred shares issued in the CLO IV Refinancing were issued by the CLO IV Issuer and the CLO IV Co-Issuer and are backed by a portfolio of collateral obligations consisting of middle market loans and participation interests in middle market loans as well as by other assets of the CLO IV Issuer.

The CLO IV Refinancing was executed by the issuance of the following classes of notes pursuant to the CLO IV Indenture as supplemented by the supplemental indenture dated as of the CLO IV Refinancing Date (the “CLO IV Refinancing Indenture”), by and among the CLO IV Issuers and State Street Bank and Trust Company: (i) $252 million of AAA(sf) Class A-1-R Notes, which bear interest at three-month LIBOR plus 1.60% and (ii) $40.5 million of AA(sf) Class A-2-R Notes, which bear interest at a fixed rate of 1.90% (together, the “CLO IV Refinancing Secured Notes”). The CLO IV Refinancing Secured Notes are secured by the middle market loans, participation interests in middle market loans and other assets of the Issuer. The CLO IV Refinancing Secured Notes are scheduled to mature on August 20, 2033. The CLO IV Refinancing Secured Notes were privately placed by Natixis Securities Americas LLC. Upon the occurrence of certain triggering events relating to the end of LIBOR, a different benchmark rate will replace LIBOR as the reference rate for interest accruing on the CLO IV Refinancing Secured Notes. The proceeds from the CLO IV Refinancing were used to redeem in full the classes of notes issued on the CLO IV Closing Date, to redeem a portion of the preferred shares of the CLO IV Issuer as described below and to pay expenses incurred in connection with the CLO IV Refinancing.

Concurrently with the issuance of the CLO IV Refinancing Secured Notes, the CLO IV Issuer redeemed 38,900 preferred shares held by the Company at a total redemption price of $38.9 million ($1,000 per preferred share). The Company retains the 148,000 CLO IV Preferred Shares that remain outstanding and that the Company acquired on the CLO IV Closing Date. The CLO IV Preferred Shares were issued by the Issuer as part of its issued share capital and are not secured by the collateral securing the CLO IV Refinancing Secured Notes. The Company acts as retention holder in connection with the CLO IV Refinancing for the purposes of satisfying certain U.S. and European Union regulations requiring sponsors of securitization transactions to retain exposure to the performance of the securitized assets and as such is required to retain a portion of the Preferred Shares.

Through August 20, 2025, a portion of the proceeds received by the CLO IV Issuer from the loans securing the CLO IV Refinancing Secured Notes may be used by the Issuer to purchase additional middle market loans under the direction of the Advisor, in its capacity as collateral manager for the CLO IV Issuer and in accordance with the Company’s investing strategy and ability to originate eligible middle market loans.

The CLO IV Refinancing Secured Notes are the secured obligation of the CLO IV Issuers, and the CLO IV Refinancing Indenture includes customary covenants and events of default. The CLO IV Refinancing Secured Notes have not been registered under the Securities Act of 1933, as amended (the “Securities Act”), or any state securities (e.g., “blue sky”) laws, and may not be offered or sold in the United States absent registration with the Securities and Exchange Commission or pursuant to an applicable exemption from such registration.

The Adviser serves as collateral manager for the CLO IV Issuer under a collateral management agreement dated as of the CLO IV Closing Date. The Adviser is entitled to receive fees for providing these services. The Adviser has waived its right to receive such fees

Owl Rock Capital Corporation

Notes to Consolidated Financial Statements (Unaudited) - Continued

but may rescind such waiver at any time; provided, however, that if the Adviser rescinds such waiver, the management fee payable to the Adviser pursuant to the Investment Advisory Agreement will be offset by the amount of the collateral management fee attributable to the CLO IV Issuers’ equity or notes owned by the Company.

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

Owl Rock Capital Corporation

Notes to Consolidated Financial Statements (Unaudited) - Continued

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

In connection with the offering of the 2023 Notes, on December 21, 2017 the Company entered into a centrally cleared interest rate swap. The notional amount of the interest rate swap is $150 million. The Company will receive fixed rate interest semi-annually at 4.75% and pay variable rate interest monthly based on 1-month LIBOR plus 2.545%. The interest rate swap matures on December 21, 2021. For the three and nine months ended September 30, 2021, the Company made periodic payments of $1.0 million and $3.0 million, respectively. For the three and nine months ended September 30, 2020, the Company made periodic payments of $1.0 million and $3.8 million, respectively. The interest expense related to the 2023 Notes is equally offset by the proceeds received from the interest rate swap. The swap adjusted interest expense is included as a component of interest expense on the Company’s Consolidated Statements of Operations. As of September 30, 2021 and December 31, 2020, the interest rate swap had a fair value of $0.7 million and $3.0 million, respectively. Depending on the nature of the balance at period end, the fair value of the interest rate swap is either included as a component of accrued expenses and other liabilities or prepaid expenses and other assets on the Company’s Consolidated Statements of Assets and Liabilities. The change in fair value of the interest rate swap is offset by the change in fair value of the 2023 Notes, with the remaining difference included as a component of interest expense on the Consolidated Statements of Operations.

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

In connection with the issuance of the 2024 Notes, on April 10, 2019 the Company entered into centrally cleared interest rate swaps. The notional amount of the interest rate swaps is $400 million. The Company will receive fixed rate interest at 5.25% and pay variable rate interest based on one-month LIBOR plus 2.937%. The interest rate swaps mature on April 10, 2024. For the three months ended September 30, 2021, the Company did not make periodic payments. For the nine months ended September 30, 2021, the company made periodic payments of $4.3 million. For the three months ended September 30, 2020, the Company did not make periodic payments. For the nine months ended September 30, 2020, the Company made periodic payments of $9.3 million. The interest expense related to the 2024 Notes is equally offset by the proceeds received from the interest rate swaps. The swap adjusted interest expense is included as a component of interest expense on the Company’s Consolidated Statements of Operations. As of September 30, 2021 and December 31, 2020, the interest rate swap had a fair value of $18.1 million and $26.9 million, respectively. Depending on the nature of the balance at period end, the fair value of the interest rate swap is either included as a component of accrued expenses and other liabilities or prepaid expenses and other assets on the Company’s Consolidated Statements of Assets and Liabilities. The change in fair value of the interest rate swap is offset by the change in fair value of the 2024 Notes, with the remaining difference included as a component of interest expense on the Consolidated Statements of Operations.

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

In connection with the issuance of the 2027 Notes, on April 26, 2021, the Company entered into centrally cleared interest rate swaps. The notional amount of the interest rate swaps is $500 million. The Company will receive fixed rate interest at 2.625% and pay variable rate interest based on one-month LIBOR plus 1.655%. The interest rate swaps mature on January 15, 2027. For the three and nine months ended September 30, 2021, the Company made periodic payments of $0.9 million and $0.9 million, respectively. The interest expense

Owl Rock Capital Corporation

Notes to Consolidated Financial Statements (Unaudited) - Continued

related to the 2027 Notes is equally offset by the proceeds received from the interest rate swaps. The swap adjusted interest expense is included as a component of interest expense on the Company’s Consolidated Statements of Operations. As of September 30, 2021, the interest rate swap had a fair value of $1.1 million. Depending on the nature of the balance at period end, the fair value of the interest rate swap is either included as a component of accrued expenses and other liabilities or prepaid expenses and other assets on the Company’s Consolidated Statements of Assets and Liabilities. The change in fair value of the interest rate swap is offset by the change in fair value of the 2027 Notes, with the remaining difference included as a component of interest expense on the Consolidated Statements of Operations.

2028 Notes

On June 11, 2021, the Company issued $450 million aggregate principal amount of notes that mature on June 11, 2028 and on August 17, 2021, the Company issued an additional $400 million aggregate principal amount of the Company's 2.875% notes due 2028 (together, the “2028 Notes”). The 2028 Notes bear interest at a rate of 2.875% per year, payable semi-annually on June 11 and December 11, of each year, commencing on December 11, 2021. The Company may redeem some or all of the 2028 Notes at any time, or from time to time, at a redemption price equal to the greater of (1) 100% of the principal amount of the 2028 Notes to be redeemed or (2) the sum of the present values of the remaining scheduled payments of principal and interest (exclusive of accrued and unpaid interest to the date of redemption) on the 2028 Notes to be redeemed, discounted to the redemption date on a semi-annual basis (assuming a 360-day year consisting of twelve 30-day months) using the applicable Treasury Rate plus 30 basis points, plus, in each case, accrued and unpaid interest to the redemption date; provided, however, that if the Company redeems any 2028 Notes on or after April 11, 2028 (the date falling two months prior to the maturity date of the 2028 Notes), the redemption price for the 2028 Notes will be equal to 100% of the principal amount of the 2028 Notes to be redeemed, plus accrued and unpaid interest, if any, to, but excluding, the date of redemption.

Owl Rock Capital Corporation

Notes to Consolidated Financial Statements (Unaudited) - Continued

Note 7. Commitments and Contingencies

Portfolio Company Commitments

From time to time, the Company may enter into commitments to fund investments. As of September 30, 2021 and December 31, 2020, the Company had the following outstanding commitments to fund investments in current portfolio companies:

Portfolio Company	Investment	September 30, 2021	December 31, 2020
($ in thousands)
3ES Innovation Inc. (dba Aucerna)	First lien senior secured revolving loan	$3,893	$3,893
Accela, Inc.	First lien senior secured revolving loan	3,000	3,000
Alera Group, Inc.	First lien senior secured delayed draw term loan	12,257	—
Amspec Services Inc.	First lien senior secured revolving loan	12,292	14,462
Apex Group Treasury, LLC	Second lien senior secured delayed draw term loan	25,147	—
Apptio, Inc.	First lien senior secured revolving loan	1,667	2,779
Aramsco, Inc.	First lien senior secured revolving loan	6,982	8,378
Ardonagh Midco 3 PLC	First lien senior secured USD delayed draw term loan	26,784	—
Ardonagh Midco 3 PLC	First lien senior secured GBP delayed draw term loan	10,988	16,950
Ascend Buyer, LLC (dba PPC Flexible Packaging)	First lien senior secured revolving loan	565	—
Associations, Inc.	First lien senior secured delayed draw term loan A	9,945	866
Associations, Inc.	First lien senior secured delayed draw term loan B	24,375	—
Associations, Inc.	First lien senior secured delayed draw term loan C	24,375	—
Associations, Inc.	First lien senior secured revolving loan	32,923	—
AxiomSL Group, Inc.	First lien senior secured delayed draw term loan	8,331	—
AxiomSL Group, Inc.	First lien senior secured revolving loan	18,227	9,341
BCPE Osprey Buyer, Inc. (dba PartsSource)	First lien senior secured delayed draw term loan	65,172	—
BCPE Osprey Buyer, Inc. (dba PartsSource)	First lien senior secured revolving loan	9,776	—
BCTO BSI Buyer, Inc. (dba Buildertrend)	First lien senior secured revolving loan	2,339	5,357
BIG Buyer, LLC	First lien senior secured delayed draw term loan	12,393	5,625
BIG Buyer, LLC	First lien senior secured revolving loan	3,750	2,000
Blend Labs, Inc.	First lien senior secured revolving loan	7,500	—
BP Veraison Holdings, LLC (dba Sun World)	First lien senior secured delayed draw term loan	29,054	—
BP Veraison Holdings, LLC (dba Sun World)	First lien senior secured revolving loan	8,716	—
Caiman Merger Sub LLC (dba City Brewing)	First lien senior secured revolving loan	—	12,881
Centrify Corporation	First lien senior secured revolving loan	6,817	—
Reef Global, Inc. (fka Cheese Acquisition, LLC)	First lien senior secured revolving loan	5,377	5,377
CivicPlus, LLC	First lien senior secured delayed draw term loan	6,673	—
CivicPlus, LLC	First lien senior secured revolving loan	1,335	—
ConnectWise, LLC	First lien senior secured revolving loan	—	15,004
Definitive Healthcare Holdings, LLC	First lien senior secured delayed draw term loan	—	35,651
Definitive Healthcare Holdings, LLC	First lien senior secured revolving loan	—	10,870
Denali BuyerCo, LLC (dba Summit Companies)	First lien senior secured delayed draw term loan	11,852	—

Owl Rock Capital Corporation

Notes to Consolidated Financial Statements (Unaudited) - Continued

Portfolio Company	Investment	September 30, 2021	December 31, 2020
Denali BuyerCo, LLC (dba Summit Companies)	First lien senior secured revolving loan	3,556	—
Diamondback Acquisition, Inc. (dba Sphera)	First lien senior secured delayed draw term loan	1,080	—
Dodge Data & Analytics LLC	First lien senior secured revolving loan	1,888	—
Douglas Products and Packaging Company LLC	First lien senior secured revolving loan	3,028	6,055
Endries Acquisition, Inc.	First lien senior secured revolving loan	—	27,000
Entertainment Benefits Group, LLC	First lien senior secured revolving loan	1,304	1,104
Evolution BuyerCo, Inc. (dba SIAA)	First lien senior secured delayed draw term loan	21,419	—
Evolution BuyerCo, Inc. (dba SIAA)	First lien senior secured revolving loan	10,709	—
Forescout Technologies, Inc.	First lien senior secured revolving loan	5,345	5,345
Gainsight, Inc.	First lien senior secured revolving loan	3,357	—
Galls, LLC	First lien senior secured revolving loan	21,060	11,204
Gaylord Chemical Company, L.L.C.	First lien senior secured revolving loan	13,202	—
GC Agile Holdings Limited (dba Apex Fund Services)	First lien senior secured revolving loan	—	6,924
Gerson Lehrman Group, Inc.	First lien senior secured revolving loan	21,563	21,563
Global Music Rights, LLC	First lien senior secured revolving loan	667	—
GovBrands Intermediate, Inc.	First lien senior secured delayed draw term loan	11,809	—
GovBrands Intermediate, Inc.	First lien senior secured revolving loan	2,519	—
Granicus, Inc.	First lien senior secured delayed draw term loan	1,006	—
Granicus, Inc.	First lien senior secured revolving loan	1,187	2,636
H&F Opportunities LUX III S.À R.L (dba Checkmarx)	First lien senior secured revolving loan	16,250	16,250
Hercules Borrower, LLC (dba The Vincit Group)	First lien senior secured revolving loan	20,916	20,916
HGH Purchaser, Inc. (dba Horizon Services)	First lien senior secured delayed draw term loan	28,634	5,346
HGH Purchaser, Inc. (dba Horizon Services)	First lien senior secured revolving loan	9,720	8,748
Hometown Food Company	First lien senior secured revolving loan	3,671	3,671
Ideal Tridon Holdings, Inc.	First lien senior secured revolving loan	4,909	4,828
IG Investments Holdings, LLC (dba Insight Global)	First lien senior secured revolving loan	3,974	—
Individual Foodservice Holdings, LLC	First lien senior secured delayed draw term loan	14,820	25,781
Individual Foodservice Holdings, LLC	First lien senior secured revolving loan	20,609	18,465
Instructure, Inc.	First lien senior secured revolving loan	5,554	5,554
Integrity Marketing Acquisition, LLC	First lien senior secured revolving loan	14,832	14,832
Intelerad Medical Systems Incorporated (fka 11849573 Canada Inc.)	First lien senior secured revolving loan	3,676	4,530
Interoperability Bidco, Inc.	First lien senior secured delayed draw term loan	—	8,000
Interoperability Bidco, Inc.	First lien senior secured revolving loan	4,000	—
IQN Holding Corp. (dba Beeline)	First lien senior secured revolving loan	22,672	22,672

Owl Rock Capital Corporation

Notes to Consolidated Financial Statements (Unaudited) - Continued

Portfolio Company	Investment	September 30, 2021	December 31, 2020
OB Hospitalist Group, Inc.	First lien senior secured revolving loan	15,148	—
KWOR Acquisition, Inc. (dba Worley Claims Services)	First lien senior secured delayed draw term loan	—	2,063
KWOR Acquisition, Inc. (dba Alacrity Solutions)	First lien senior secured revolving loan	4,264	5,200
Lazer Spot G B Holdings, Inc.	First lien senior secured revolving loan	26,833	26,833
Lightning Midco, LLC (dba Vector Solutions)	First lien senior secured revolving loan	—	8,953
Litera Bidco LLC	First lien senior secured delayed draw term loan	5,176	—
Litera Bidco LLC	First lien senior secured revolving loan	5,738	5,738
Lytx, Inc.	First lien senior secured delayed draw term loan	9,395	14,092
Mavis Tire Express Services Corp.	Second lien senior secured delayed draw term loan	—	11,376
MHE Intermediate Holdings, LLC (dba OnPoint)	First lien senior secured delayed draw term loan	22,154	—
MHE Intermediate Holdings, LLC (dba OnPoint)	First lien senior secured revolving loan	15,536	—
Milan Laser Holdings LLC	First lien senior secured revolving loan	2,078	—
MINDBODY, Inc.	First lien senior secured delayed draw term loan	8,026	—
MINDBODY, Inc.	First lien senior secured revolving loan	6,071	6,071
National Dentex Labs LLC (fka Barracuda Dental LLC)	First lien senior secured delayed draw term loan	3,980	30,437
National Dentex Labs LLC (fka Barracuda Dental LLC)	First lien senior secured revolving loan	7,024	5,854
Nelipak Holding Company	First lien senior secured revolving loan	7,662	7,597
Nelipak Holding Company	First lien senior secured revolving loan	4,288	2,948
NMI Acquisitionco, Inc. (dba Network Merchants)	First lien senior secured revolving loan	646	646
Norvax, LLC (dba GoHealth)	First lien senior secured revolving loan	10,739	12,273
Nutraceutical International Corporation	First lien senior secured revolving loan	4,617	13,578
Patriot Acquisition TopCo S.A.R.L (dba Corza Health, Inc.)	First lien senior secured revolving loan	13,538	—
Peter C. Foy & Associated Insurance Services, LLC	First lien senior secured delayed draw term loan	—	37,955
Peter C. Foy & Associated Insurance Services, LLC	First lien senior secured revolving loan	10,809	8,194
Pluralsight, LLC	First lien senior secured revolving loan	6,235	—
Professional Plumbing Group, Inc.	First lien senior secured revolving loan	5,757	5,757
Project Power Buyer, LLC (dba PEC-Veriforce)	First lien senior secured revolving loan	3,188	3,188
QC Supply, LLC	First lien senior secured revolving loan	1,150	633
Quva Pharma, Inc.	First lien senior secured revolving loan	4,000	—
Refresh Parent Holdings, Inc.	First lien senior secured delayed draw term loan	6,293	29,482
Refresh Parent Holdings, Inc.	First lien senior secured revolving loan	7,112	7,716
Relativity ODA LLC	First lien senior secured revolving loan	7,333	—
RSC Acquisition, Inc (dba Risk Strategies)	First lien senior secured revolving loan	933	1,702

Owl Rock Capital Corporation

Notes to Consolidated Financial Statements (Unaudited) - Continued

Portfolio Company	Investment	September 30, 2021	December 31, 2020
Safety Products/JHC Acquisition Corp. (dba Justrite Safety Group)	First lien senior secured delayed draw term loan	—	924
Sara Lee Frozen Bakery, LLC (fka KSLB Holdings, LLC)	First lien senior secured revolving loan	7,500	4,440
Sonny's Enterprises LLC	First lien senior secured revolving loan	17,969	17,969
Swipe Acquisition Corporation (dba PLI)	First lien senior secured delayed draw term loan	11,566	18,461
Swipe Acquisition Corporation (dba PLI)	Letter of Credit	7,118	7,118
TC Holdings, LLC (dba TrialCard)	First lien senior secured revolving loan	7,685	7,685
TEMPO BUYER CORP. (dba Global Claims Services)	First lien senior secured delayed draw term loan	308	—
TEMPO BUYER CORP. (dba Global Claims Services)	First lien senior secured revolving loan	154	—
THG Acquisition, LLC (dba Hilb)	First lien senior secured delayed draw term loan	26,647	36,302
THG Acquisition, LLC (dba Hilb)	First lien senior secured revolving loan	8,608	8,608
Thunder Purchaser, Inc. (dba Vector Solutions)	First lien senior secured delayed draw term loan	10,966	—
Thunder Purchaser, Inc. (dba Vector Solutions)	First lien senior secured revolving loan	3,838	—
Trader Interactive, LLC (fka Dominion Web Solutions, LLC)	First lien senior secured revolving loan	—	4,471
Troon Golf, L.L.C.	First lien senior secured revolving loan	21,622	14,426
TSB Purchaser, Inc. (dba Teaching Strategies, Inc.)	First lien senior secured revolving loan	—	4,239
Ultimate Baked Goods Midco, LLC	First lien senior secured revolving loan	8,330	4,638
USRP Holdings, Inc. (dba U.S. Retirement and Benefits Partners)	First lien senior secured delayed draw term loan	6,706	—
USRP Holdings, Inc. (dba U.S. Retirement and Benefits Partners)	First lien senior secured revolving loan	4,239	—
Valence Surface Technologies LLC	First lien senior secured delayed draw term loan	—	6,000
Valence Surface Technologies LLC	First lien senior secured revolving loan	4,000	10,000
Velocity HoldCo III Inc	First lien senior secured revolving loan	1,339	—
WU Holdco, Inc. (dba Weiman Products, LLC)	First lien senior secured delayed draw term loan	14,829	—
WU Holdco, Inc. (dba Weiman Products, LLC)	First lien senior secured revolving loan	11,523	10,739
Wingspire Capital Holdings LLC	LLC Interest	56,962	82,462
Total Unfunded Portfolio Company Commitments		$1,149,073	$880,626

As of September 30, 2021, the Company believed they had adequate financial resources to satisfy the unfunded portfolio company commitments.

Other Commitments and Contingencies

In connection with the IPO, on July 22, 2019, the Company entered into a stock repurchase plan (the "Company 10b5-1 Plan"), to acquire up to $150 million in the aggregate of the Company’s common stock at prices below its net asset value per share over a specified period, in accordance with the guidelines specified in Rule 10b-18 and Rule 10b5-1 of the Exchange Act. Under the Company 10b5-1 Plan, Goldman, Sachs & Co., as agent, acquired 12,515,624 shares for approximately $150 million. The Company 10b5-1 Plan commenced on August 19, 2019 and was exhausted on August 4, 2020.

On November 3, 2020, the Board approved a repurchase program (the “Repurchase Plan”) under which the Company may repurchase up to $100 million of the Company’s outstanding common stock. Under the program, purchases may be made at management’s discretion from time to time in open-market transactions, in accordance with all applicable securities laws and regulations.

Owl Rock Capital Corporation

Notes to Consolidated Financial Statements (Unaudited) - Continued

Unless extended by the Board, the repurchase program will terminate 12-months from the date it was approved. As of September 30, 2021, no repurchases were made under the Repurchase Plan.

From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of its business. At September 30, 2021, management was not aware of any material pending or threatened litigation that would require accounting recognition or financial statement disclosure.

Note 8. Net Assets

Equity Issuances

On March 1, 2016, the Company issued 100 common shares for $1,500 to the Adviser.

There were no sales of the Company’s common stock during the three and nine months ended September 30, 2021 and 2020.

Distributions

The following table reflects the distributions declared on shares of the Company’s common stock during the nine months ended September 30, 2021:

	September 30, 2021
Date Declared	Record Date	Payment Date	Distribution per Share
August 3, 2021	September 30, 2021	November 15, 2021	$0.31
May 5, 2021	June 30, 2021	August 13, 2021	$0.31
February 23, 2021	March 31, 2021	May 14, 2021	$0.31

The following table reflects the distributions declared on shares of the Company’s common stock during the nine months ended September 30, 2020:

	September 30, 2020
Date Declared	Record Date	Payment Date	Distribution per Share
August 4, 2020	September 30, 2020	November 13, 2020	$0.31
May 28, 2019 (special dividend)	September 30, 2020	November 13, 2020	$0.08
May 5, 2020	June 30, 2020	August 14, 2020	$0.31
May 28, 2019 (special dividend)	June 30, 2020	August 14, 2020	$0.08
February 19, 2020	March 31, 2020	May 15, 2020	$0.31
May 28, 2019 (special dividend)	March 31, 2020	May 15, 2020	$0.08

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

Owl Rock Capital Corporation

Notes to Consolidated Financial Statements (Unaudited) - Continued

The following table reflects the common stock issued pursuant to the dividend reinvestment plan during the nine months ended September 30, 2021:

Date Declared	Record Date	Payment Date	Shares
May 5, 2021	June 30, 2021	August 13, 2021	935,064
February 23, 2021	March 31, 2021	May 14, 2021	815,703
November 4, 2020	December 31, 2020	January 19, 2021	1,435,099

The following table reflects the common stock issued pursuant to the dividend reinvestment plan during the nine months ended September 30, 2020:

Date Declared	Record Date	Payment Date	Shares
May 5, 2020	June 30, 2020	August 14, 2020	3,541,285
February 19, 2020	March 31, 2020	May 15, 2020	2,249,543
October 30, 2019	December 31, 2019	January 31, 2020	2,823,048

Stock Repurchase Plans

On July 7, 2019, the Board approved the Company 10b5-1 Plan to acquire up to $150 million in the aggregate of the Company’s common stock at prices below net asset value per share over a specified period, in accordance with the guidelines specified in Rule 10b-18 and Rule 10b5-1 of the Exchange Act. The Company 10b5-1 Plan commenced on August 19, 2019 and was exhausted on August 4, 2020.

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

Owl Rock Capital Corporation

Notes to Consolidated Financial Statements (Unaudited) - Continued

On November 3, 2020, the Board approved the Repurchase Plan under which the Company may repurchase up to $100 million of the Company’s outstanding common stock. Under the program, purchases may be made at management’s discretion from time to time in open-market transactions, in accordance with all applicable securities laws and regulations. Unless extended by the Board, the Repurchase Plan will terminate 12 months from the date it was approved. As of September 30, 2021, no repurchases were made under the Repurchase Plan.

Note 9. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per common share for the three and nine months ended September 30, 2021 and 2020:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
($ in thousands, except per share amounts)	2021	2020	2021	2020
Increase (decrease) in net assets resulting from operations	$142,851	$216,047	$450,876	$207,076
Weighted average shares of common stock outstanding—basic and diluted	392,715,513	386,534,213	391,893,306	388,474,850
Earnings per common share-basic and diluted	$0.36	$0.56	$1.15	$0.53

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

For the three and nine months ended September 30, 2021, the Company recorded U.S. federal income tax expense/(benefit) of $1.7 million and $3.0 million, respectively, including no U.S. federal excise tax expense/(benefit) for the three months ended September 30, 2021 and $21.6 thousand for the nine months ended September 30, 2021. For the three and nine months ended September 30, 2020, the Company recorded expenses (benefit) of $(1.2) million and $0.2 million for U.S. federal excise tax, respectively.

Taxable Subsidiaries

Certain of the Company’s consolidated subsidiaries are subject to U.S. federal and state corporate-level income taxes. For the three and nine months ended September 30, 2021, the Company recorded a net tax expense of approximately $1.7 million and $3.0 million for taxable subsidiaries. For the three and nine months ended September 30, 2020, the the Company did not record a net tax expense for taxable subsidiaries.

The Company recorded a net deferred tax liability of $10.7 million and $3.7 million as of September 30, 2021 and December 31, 2020, respectively, for taxable subsidiaries, which is significantly related to GAAP to tax outside basis differences in the taxable subsidiaries' investment in certain partnership interests.

Owl Rock Capital Corporation

Notes to Consolidated Financial Statements (Unaudited) - Continued

Note 11. Financial Highlights

The following are the financial highlights for a common share outstanding during the nine months ended September 30, 2021 and 2020:

	For the Nine Months Ended September 30,
($ in thousands, except share and per share amounts)	2021	2020
Per share data:
Net asset value, beginning of period	$14.74	$15.24
Net investment income(1)	0.90	1.04
Net realized and unrealized gain (loss)	0.24	(0.52)
Total from operations	1.14	0.52
Repurchase of common shares(2)	-	0.08
Distributions declared from earnings(2)	(0.93)	(1.17)
Total increase (decrease) in net assets	0.21	(0.57)
Net asset value, end of period	$14.95	$14.67
Shares outstanding, end of period	393,152,554	388,227,871
Per share market value at end of period	$14.12	12.06
Total Return, based on market value(3)	18.9%	(26.3)%
Total Return, based on net asset value(4)	7.9%	5.2%
Ratios / Supplemental Data(5)(7)
Ratio of total expenses to average net assets(6)	8.9%	4.8%
Ratio of net investment income to average net assets	8.1%	8.9%
Net assets, end of period	$5,876,992	$5,694,348
Weighted-average shares outstanding	391,893,306	388,474,850
Total capital commitments, end of period	N/A	N/A
Ratio of total contributed capital to total committed capital, end of period	N/A	N/A
Portfolio turnover rate	34.0%	8.4%

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
(6)
Prior to the management and incentive fee waivers, the total expenses to average net assets for the nine months ended September 30, 2020 was 7.1%.
(7)
The ratios reflect an annualized amount.

Note 12. Subsequent Events

In preparing these financial statements, the Company has evaluated events and transactions for potential recognition or disclosure through the date of issuance. There are no subsequent events to disclose except for the following:

On November 2, 2021, the Board approved an extension to the Repurchase Plan. Unless further extended by the Board, the Repurchase Program will terminate 12-months from the date it was reapproved.

On November 2, 2021, the Board declared a distribution of $0.31 per share for shareholders of record on December 31, 2021 payable on or before January 31, 2022.

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

We may be prohibited under the 1940 Act from participating in certain transactions with our affiliates without the prior approval of our directors who are not interested persons and, in some cases, the prior approval of the SEC. We, our Adviser and certain affiliates have been granted exemptive relief by the SEC to permit us to co-invest with other funds managed by our Adviser or certain of its affiliates, in a manner consistent with our investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors. Pursuant to such exemptive relief, we generally are permitted to co-invest with certain of our affiliates if a “required majority” (as defined in Section 57(o) of the 1940 Act of our independent directors make certain conclusions in connection with a co-investment transaction, including that (1) the terms of the transactions, including the consideration to be paid, are reasonable and fair to us and our shareholders and do not involve overreaching by us or our shareholders on the part of any person concerned, (2) the transaction is consistent with the interests of our shareholders and is consistent with our investment objective and strategies, (3) the investment by our affiliates would not disadvantage us, and our participation would not be on a basis different from or less advantageous than that on which our affiliates are investing and (4) the proposed investment by us would not benefit our Adviser or its affiliates or any affiliated person of any of them (other than the parties to the transaction), except to the extent permitted by the exemptive relief and applicable law, including the limitations set forth in Section 57(k) of the 1940 Act. In addition, pursuant to an exemptive order issued by the SEC on April 8, 2020 and applicable to all BDCs, through December 31, 2020, we were permitted, subject to the satisfaction of certain conditions, to complete follow-on investments in our existing portfolio companies with certain private funds managed by the Adviser or its affiliates and covered by our exemptive relief, even if such private funds had not previously invested in such existing portfolio company. Without this order, private funds would generally not be able to participate in such follow-on investments with us unless the private funds had previously acquired securities of the portfolio company in a co-investment transaction with us. Although the conditional exemptive order has expired, the SEC’s Division of Investment Management has indicated that until March 31, 2022, it will not recommend enforcement action, to the extent that any BDC with an existing co-investment order continues to engage in certain transactions described in the conditional exemptive order, pursuant to the same terms and conditions described therein. The Owl Rock Advisers’ investment allocation policy seeks to ensure equitable allocation of investment opportunities over time between us and other funds managed by our Adviser or its affiliates. As a result of the exemptive relief, there could be significant overlap in our investment portfolio and the investment portfolio of other funds managed by Owl Rock that could avail themselves of the exemptive relief and that have an investment objective similar to ours.

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

COVID-19 Developments

In March 2020, the outbreak of COVID -19 was recognized as a pandemic by the World Health Organization. In response to the outbreak, our Adviser instituted a work from home policy and began monitoring the ability of its employees to safely return to the office. In October 2021, the Adviser began a return to in-office work plan across all of its offices.

We have and continue to assess the impact of COVID-19 on our portfolio companies. We cannot predict the full impact of the COVID-19 pandemic, including its duration in the United States and worldwide, the effectiveness of governmental responses designed to mitigate strain to businesses and the economy and the magnitude of the economic impact of the outbreak. The COVID-19 pandemic and preventative measures taken to contain or mitigate its spread have caused, and are continuing to cause, business shutdowns and cancellations of events and travel. In addition, while economic activity remains healthy and well improved from the beginning of the COVID-19 pandemic, we continue to observe supply chain interruptions, labor difficulties, commodity inflation and elements of economic and financial market instability both globally and in the United States.

We have built our portfolio management team to include workout experts and continue to closely monitor our portfolio companies; however, we are unable to predict the duration of any business and supply-chain disruptions or labor difficulties, the extent to which COVID-19 will negatively affect our portfolio companies’ operating results or the impact that such disruptions may have on our results of operations and financial condition.

Our Investment Framework

We are a Maryland corporation organized primarily to originate and make loans to, and make debt and equity investments in, U.S. middle market companies. Our investment objective is to generate current income, and to a lesser extent, capital appreciation by targeting investment opportunities with favorable risk-adjusted returns. Since our Adviser and its affiliates began investment activities in April 2016 through September 30, 2021, our Adviser and its affiliates have originated $43.6 billion aggregate principal amount of investments, of which $40.9 billion of aggregate principal amount of investments prior to any subsequent exits or repayments, was retained by either us or a corporation or fund advised by our Adviser or its affiliates. We seek to generate current income primarily in U.S. middle market companies through direct originations of senior secured loans or originations of unsecured loans, subordinated loans or mezzanine loans and, to a lesser extent, investments in equity and equity-related securities including warrants, preferred stock and similar forms of senior equity.

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

We expect that generally our portfolio composition will be majority debt or income producing securities, which may include “covenant-lite” loans (as defined below), with a lesser allocation to equity or equity-linked opportunities, which we may hold directly or through special purpose vehicles. In addition, we may invest a portion of our portfolio in opportunistic investments, which will not be our primary focus, but will be intended to enhance returns to our shareholders. These investments may include high-yield bonds and broadly-syndicated loans, including publicly traded debt instruments. In addition, we generally do not intend to invest more than 20% of our total assets in companies whose principal place of business is outside the United States, although we do not generally intend to invest in companies whose principal place of business is in an emerging market. Our portfolio composition may fluctuate from time to time based on market conditions and interest rates.

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

As of September 30, 2021, our average debt investment size in each of our portfolio companies was approximately $90.2 million based on fair value. As of September 30, 2021, our portfolio companies, excluding the investment in ORCC SLF and certain investments that fall outside of our typical borrower profile and represent 85.8% of our total debt portfolio based on fair value, had weighted average annual revenue of $536 million and weighted average annual EBITDA of $114 million.

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

Revenues

We generate revenues primarily in the form of interest income from the investments we hold. In addition, we generate income from dividends on either direct equity investments or equity interests obtained in connection with originating loans, such as options, warrants or conversion rights. Our debt investments typically have a term of three to ten years. As of September 30, 2021, 99.9% of our debt investments based on fair value bear interest at a floating rate, subject to interest rate floors, in certain cases. Interest on our debt investments is generally payable either monthly or quarterly.

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

Leverage

The amount of leverage we use in any period depends on a variety of factors, including cash available for investing, the cost of financing and general economic and market conditions. Generally, our total borrowings are limited so that we cannot incur additional borrowings, including through the issuance of additional debt securities, if such additional indebtedness would cause our asset coverage ratio to fall below 200% or 150%, if certain requirements are met. This means that generally, $1 for every $1 of investor equity (or, if certain conditions are met, we can borrow up to $2 for every $1 of investor equity). In any period, our interest expense will depend largely on the extent of our borrowing, and we expect interest expense will increase as we increase our debt outstanding. In addition, we may dedicate assets to financing facilities. On June 8, 2020, we received shareholder approval for the application of the modified asset coverage requirements set forth in Section 61(a)(2) of the 1940 Act, as amended by the Small Business Credit Availability Act. As a result, effective on June 9, 2020, our asset coverage requirement applicable to senior securities was reduced from 200% to 150%. Our current target leverage ratio is 0.90x-1.25x.

Market Trends

We believe the middle-market lending environment provides opportunities for us to meet our goal of making investments that generate attractive risk-adjusted returns based on a combination of the following factors, which continue to remain true in the current environment.

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

The Middle Market is a Large Addressable Market. According to GE Capital’s National Center for the Middle Market 2nd quarter 2021 Middle Market Indicator, there are approximately 200,000 U.S. middle market companies, which have approximately 48 million aggregate employees. Moreover, the U.S. middle market accounts for one-third of private sector gross domestic product (“GDP”). GE defines U.S. middle market companies as those between $10 million and $1 billion in annual revenue, which we believe has significant overlap with our definition of U.S. middle market companies.

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

Portfolio and Investment Activity

As of September 30, 2021, based on fair value, our portfolio consisted of 77.0% first lien senior secured debt investments (of which 47% we consider to be unitranche debt investments (including “last out” portions of such loans)), 14.5% second lien senior secured debt investments, 1.6% unsecured investments, 1.5% preferred equity investments, 3.5% common equity investments and 1.9% investment funds and vehicles.

As of September 30, 2021, our weighted average total yield of the portfolio at fair value and amortized cost was 7.8% and 7.8%, respectively, and our weighted average yield of accruing debt and income producing securities at fair value and amortized cost was 7.9% and 7.9%, respectively(1).

As of September 30, 2021, we had investments in 130 portfolio companies with an aggregate fair value of $12.1 billion. As of September 30, 2021 we had net leverage of 1.06x debt-to-equity.

Based on current market conditions, the pace of our investment activities, including originations and repayments, may vary. Currently, the strength of the financing and merger and acquisitions markets and the current low interest rate environment, has led to increased originations and repayments, an active pipeline of investment opportunities including demand for large unitranche debt investments. For the three months ended September 30, 2021, we received repayments of approximately $2.0 billion and we expect to continue to receive repayments in the current environment.

Our investment activity for the three months ended September 30, 2021 and 2020 is presented below (information presented herein is at par value unless otherwise indicated).

________________

(1)
Refer to page 99, footnote (1), for more information on our calculation of weighted average yields.

	For the Three Months Ended September 30,
($ in thousands)	2021	2020(3)
New investment commitments
Gross originations	$3,257,404	957,015
Less: Sell downs	(463,419)	(113,404)
Total new investment commitments	$2,793,985	$843,611
Principal amount of investments funded:
First-lien senior secured debt investments	$2,154,036	$483,756
Second-lien senior secured debt investments	71,000	121,592
Unsecured debt investments	—	41,463
Preferred equity investments	975	—
Common equity investments	8,820	—
Investment funds and vehicles	57,750	—
Total principal amount of investments funded	$2,292,581	$646,811
Principal amount of investments sold or repaid:
First-lien senior secured debt investments	$(1,815,765)	$(44,711)
Second-lien senior secured debt investments	(278,613)	(3,517)
Unsecured debt investments	—	—
Preferred Equity investments	—	—
Common Equity investments	—	—
Investment funds and vehicles	—	—
Total principal amount of investments sold or repaid	$(2,094,378)	$(48,228)
Number of new investment commitments in new portfolio companies(1)	21	8
Average new investment commitment amount	104,913	$90,138
Weighted average term for new debt investment commitments (in years)	5.7	6.1
Percentage of new debt investment commitments at floating rates	100.0%	100.0%
Percentage of new debt investment commitments at fixed rates	0.0%	0.0%
Weighted average interest rate of new debt investment commitments(2)	7.1%	8.2%
Weighted average spread over LIBOR of new floating rate debt investment commitments	6.2%	7.2%

________________

(1)
Number of new investment commitments represents commitments to a particular portfolio company.
(2)
Assumes each floating rate commitment is subject to the greater of the interest rate floor (if applicable) or 3-month LIBOR, which was 0.13% and 0.23% as of September 30, 2021 and 2020, respectively.
(3)
As of September 30, 2020, preferred equity investments and common equity investments were reported in aggregate as equity investments.

As of September 30, 2021 and December 31, 2020, our investments consisted of the following:

	September 30, 2021			December 31, 2020
($ in thousands)	Amortized Cost		Fair Value	Amortized Cost		Fair Value
First-lien senior secured debt investments	$9,347,411	(3)	$9,322,053	$8,483,799	(3)	$8,404,754
Second-lien senior secured debt investments	1,747,460		1,755,654	2,035,151		2,000,471
Unsecured debt investments	196,385		194,712	56,473		59,562
Preferred equity investments(4)	177,056		179,769	22,163		22,157
Common equity investments(1)(4)	378,750		432,327	223,295		249,582
Investment funds and vehicles(2)	227,839		225,583	107,837		105,546
Total Investments	$12,074,901		$12,110,098	$10,928,718		$10,842,072

________________

(1)
Includes investment in Wingspire.
(2)
Includes investment in ORCC SLF.
(3)
47% and 37% of which we consider unitranche loans as of September 30, 2021 and December 31, 2020, respectively.

(4)
As of December 31, 2020, preferred equity investments and common equity investments were reported in aggregate as equity investments.

The table below describes investments by industry composition based on fair value as of September 30, 2021 and December 31, 2020:

	September 30, 2021	December 31, 2020
Advertising and media	0.9%	1.0%
Aerospace and defense	3.0	2.7
Automotive	1.3	1.6
Buildings and real estate	5.1	5.6
Business services	3.4	5.7
Chemicals	3.6	2.2
Consumer products	4.0	2.3
Containers and packaging	1.4	2.0
Distribution	4.6	6.3
Education	1.5	2.6
Energy equipment and services	—	0.1
Financial services(1)	8.4	2.9
Food and beverage	6.7	8.7
Healthcare equipment and services	4.5	3.7
Healthcare providers and services	6.9	5.2
Healthcare technology	2.7	3.6
Household products	1.6	1.4
Human resource support services(3)	0.4	0.0
Infrastructure and environmental services	1.5	1.8
Insurance	9.2	8.9
Internet software and services	10.1	11.1
Investment funds and vehicles(2)	1.9	1.0
Leisure and entertainment	2.4	2.0
Manufacturing	6.4	5.3
Oil and gas	1.5	1.7
Professional services	3.2	5.6
Specialty retail	1.6	2.1
Telecommunications	—	0.5
Transportation	2.2	2.4
Total	100.0%	100.0%

________________

(1)
Includes investment in Wingspire.
(2)
Includes investment in ORCC SLF.
(3)
Rounds to less than 0.1% as of December 31, 2020.

The table below describes investments by geographic composition based on fair value as of September 30, 2021 and December 31, 2020:

	September 30, 2021	December 31, 2020
United States:
Midwest	17.7%	18.2%
Northeast	18.8	16.7
South	40.1	42.3
West	18.1	17.2
International	5.3	5.6 (1)
Total	100.0%	100.0%

________________

(1)
As of December 31, 2020, the geographic composition of Belgium, Canada, Israel and the United Kingdom were 0.8%, 1.0%, 0.4% and 3.4%, respectively.

The weighted average yields and interest rates of our investments at fair value as of September 30, 2021 and December 31, 2020 were as follows:

	September 30, 2021	December 31, 2020
Weighted average total yield of portfolio(1)	7.8%	7.9%
Weighted average total yield of accruing debt and income producing securities(1)	7.9%	8.1%
Weighted average interest rate of accruing debt securities	7.4%	7.4%
Weighted average spread over LIBOR of all accruing floating rate investments	6.5%	6.6%

________________

(1)
For non-stated rate income producing investments, computed based on (a) the dividend or interest income earned for the respective trailing twelve months ended on the measurement date, divided by (b) the ending fair value. In instances where historical dividend or interest income data is not available or not representative for the trailing twelve months ended, the dividend or interest income is annualized. Prior to September 30, 2021, non-stated rate income producing investments were computed based on (a) the IRR on the measurement date, divided by (b) the ending fair value. Prior to September 30, 2021, weighted average total yield of the portfolio at fair value was 8.1% for the period ended December 31, 2020. Prior to September 30, 2021, weighted average total yield of accruing debt and income producing securities at fair value was 8.3% for the period ended December 31, 2020.

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

The following table shows the composition of our portfolio on the 1 to 5 rating scale as of September 30, 2021 and December 31, 2020:

	September 30, 2021		December 31, 2020
Investment Rating	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
($ in thousands)
1	$1,445,878	11.9%	$1,093,318	10.1%
2	9,577,233	79.1	8,628,248	79.6
3	1,041,768	8.6	904,018	8.3
4	45,219	0.4	216,488	2.0
5	—	—	—	—
Total	$12,110,098	100.0%	$10,842,072	100.0%

The following table shows the amortized cost of our performing and non-accrual debt investments as of September 30, 2021 and December 31, 2020:

	September 30, 2021		December 31, 2020
($ in thousands)	Amortized Cost	Percentage	Amortized Cost	Percentage
Performing	$11,226,505	99.4%	$10,518,059	99.5%
Non-accrual	64,751	0.6%	57,364	0.5%
Total	$11,291,256	100.0%	$10,575,423	100.0%

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

As of September 30, 2021 and December 31, 2020, ORCC SLF had total investments in senior secured debt at fair value of $654.8 million and $554.7 million, respectively. The determination of fair value is in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification 820, Fair Value Measurements (“ASC 820”), as amended; however, such fair value is not included in our Board’s valuation process. The following table is a summary of ORCC SLF’s portfolio as well as a listing of the portfolio investments in ORCC SLF’s portfolio as of September 30, 2021 and December 31, 2020:

($ in thousands)	September 30, 2021	December 31, 2020
Total senior secured debt investments(1)	$660,696	$563,555
Weighted average spread over LIBOR(1)	4.23%	4.45%
Number of portfolio companies	26	17
Largest funded investment to a single borrower(1)	$40,799	$49,625

________________

(1)
At par.

ORCC Senior Loan Fund's Portfolio as of September 30, 2021 ($ in thousands) (Unaudited)
Company(1)(2)(4)(5)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(3)	Fair Value	Percentage of Members' Equity
Debt Investments
Aerospace and defense
Applied Composites Holdings, LLC (fka AC&A Enterprises Holdings, LLC)(4)(5)(7)	First lien senior secured loan	L + 5.50%	12/21/2023	$34,559	$34,278	$34,211	13.3%
Applied Composites Holdings, LLC (fka AC&A Enterprises Holdings, LLC)(4)(5)(7)(10)(13)	First lien senior secured revolving loan	L + 5.50%	12/21/2022	1,500	1,486	1,470	0.6%
Bleriot US Bidco Inc.(5)(7)(9)	First lien senior secured loan	L + 4.00%	10/30/2026	24,689	24,579	24,696	9.6%
Dynasty Acquisition Co., Inc. (dba StandardAero Limited)(4)(5)(7)	First lien senior secured loan	L + 3.50%	4/6/2026	39,200	39,069	36,385	14.1%
				99,948	99,412	96,762	37.6%
Buildings and real estate
Wrench Group, LLC.(4)(5)(7)	First lien senior secured loan	L + 4.00%	4/30/2026	14,924	14,818	14,849	5.8%
Business Services
CoolSys, Inc.(4)(5)(7)	First lien senior secured loan	L + 4.75%	8/11/2028	16,364	16,204	16,200	6.3%
CoolSys, Inc.(4)(5)(10)(11)(12)(13)	First lien senior secured delayed draw term loan	L + 4.75%	8/11/2023	—	(36)	(36)	—%
ConnectWise, LLC(4)(5)(7)	First lien senior secured loan	L + 3.50%	9/30/2028	17,000	16,915	16,915	6.6%
Packers Holdings, LLC(5)(7)(9)	First lien senior secured loan	L + 3.25%	3/9/2028	9,975	9,827	9,923	3.8%
Vistage International, Inc.(4)(5)(7)	First lien senior secured loan	L + 4.00%	2/10/2025	30,004	29,879	30,000	11.6%
				73,343	72,789	73,002	28.3%
Containers and Packaging
Ring Container Technologies Group, LLC (dba Ring Container Technologies)(5)(7)(9)	First lien senior secured loan	L + 3.75%	8/12/2028	25,000	24,939	25,013	9.7%
Distribution
Dealer Tire, LLC(5)(6)(9)	First lien senior secured loan	L + 4.25%	12/12/2025	36,352	36,197	36,338	14.1%
SRS Distribution, Inc.(5)(8)(9)	First lien senior secured loan	L + 3.75%	6/2/2028	10,000	9,928	9,996	3.9%
				46,352	46,125	46,334	18.0%
Education
Spring Education Group, Inc. (fka SSH Group Holdings, Inc.)(4)(5)(7)	First lien senior secured loan	L + 4.25%	7/30/2025	33,950	33,889	32,745	12.7%
Food and beverage
Balrog Acquisition, Inc. (dba Bakemark)(4)(5)(8)	First lien senior secured loan	L + 4.00%	9/5/2028	25,000	24,741	24,938	9.7%
Dessert Holdings(4)(5)(7)	First lien senior secured loan	L + 4.00%	6/9/2028	20,211	20,065	20,049	7.8%
Dessert Holdings(4)(5)(10)(12)(13)	First lien senior secured delayed draw term loan	L + 4.00%	6/9/2023	—	—	(2)	—%
Sovos Brands Intermediate, Inc.(5)(7)(9)	First lien senior secured loan	L + 4.25%	6/8/2028	22,427	22,373	22,427	8.7%
				67,638	67,179	67,412	26.2%

ORCC Senior Loan Fund's Portfolio as of September 30, 2021 ($ in thousands) (Unaudited)
Company(1)(2)(4)(5)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(3)	Fair Value	Percentage of Members' Equity
Healthcare equipment and services
Cadence, Inc.(4)(5)(6)	First lien senior secured loan	L + 5.00%	5/21/2025	26,783	26,407	26,406	10.2%
Cadence, Inc.(4)(5)(6)(10)(13)	First lien senior secured revolving loan	L + 5.00%	5/21/2023	1,174	1,114	1,071	0.4%
				27,957	27,521	27,477	10.6%
Healthcare providers and services
Unified Women's Healthcare, LP(4)(5)(6)	First lien senior secured loan	L + 4.25%	12/20/2027	20,000	19,904	19,910	7.7%
Healthcare technology
VVC Holdings Corp. (dba Athenahealth, Inc.)(5)(7)(9)	First lien senior secured loan	L + 4.25%	2/11/2026	17,222	16,991	17,257	6.7%
Infrastructure and environmental services
CHA Holding, Inc.(4)(5)(7)	First lien senior secured loan	L + 4.50%	4/10/2025	40,799	40,561	40,513	15.7%
Insurance
Integro Parent Inc.(4)(5)(6)	First lien senior secured loan	L + 5.75%	10/31/2022	29,725	29,684	29,780	11.6%
Integro Parent Inc.(4)(5)(6)(10)(13)	First lien senior secured revolving loan	L + 4.25%	4/30/2022	6,000	5,999	5,977	2.3%
				35,725	35,683	35,757	13.9%
Internet software and services
DCert Buyer, Inc. (dba DigiCert)(5)(6)(9)	First lien senior secured loan	L + 4.00%	10/16/2026	39,275	39,156	39,264	15.2%
Trader Interactive, LLC (fka Dominion Web Solutions, LLC)(4)(5)(8)(13)	First lien senior secured loan	L + 4.00%	7/28/2028	25,000	24,882	24,875	9.6%
				64,275	64,038	64,139	24.8%
Manufacturing
Engineered Machinery Holdings (dba Duravant)(5)(7)(9)	First lien senior secured loan	L + 3.75%	5/19/2028	35,000	34,828	34,899	13.5%
Pro Mach Group, Inc.(5)(6)(9)	First lien senior secured loan	L + 4.00%	8/31/2028	21,508	21,402	21,601	8.4%
Pro Mach Group, Inc.(5)(9)(10)(12)(13)	First lien senior secured delayed draw term loan	L + 4.00%	8/31/2023	—	—	—	—%
				56,508	56,230	56,500	21.9%
Professional Services
Apex Group Treasury, LLC(5)(7)(9)	First lien senior secured loan	L + 3.75%	7/27/2028	20,000	19,948	19,950	7.7%
Sovos Compliance, LLC(5)(7)(9)	First lien senior secured loan	L + 4.50%	8/11/2028	17,055	17,010	17,147	6.7%
Sovos Compliance, LLC(5)(9)(10)(12)	First lien senior secured delayed draw term loan	L + 4.50%	8/12/2023	—	—	—	—%
				37,055	36,958	37,097	14.4%
Total Debt Investments				660,696	657,037	654,767	254.0%
Total Investments				$660,696	$657,037	$654,767	254.0%

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
(6)
The interest rate on these loans is subject to 1 month LIBOR, which as of September 30, 2021 was 0.08%.
(7)
The interest rate on these loans is subject to 3 month LIBOR, which as of September 30, 2021 was 0.13%.

(8)
The interest rate on these loans is subject to 6 month LIBOR, which as of September 30, 2021 was 0.16%.
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
(14)
Investment is not pledged as collateral under ORCC SLF's credit facility.

Below is selected balance sheet information for ORCC SLF as of September 30, 2021 and December 31, 2020:

($ in thousands)	September 30, 2021 (Unaudited)	December 31, 2020
Assets
Investments at fair value (amortized cost of $657,036 and $559,298, respectively)	$654,767	$554,710
Cash	18,636	9,385
Interest receivable	1,009	992
Prepaid expenses and other assets	106	237
Total Assets	$674,518	$565,324
Liabilities
Debt (net of unamortized debt issuance costs of $1,312 and $2,415, respectively)	$393,570	$347,564
Distributions payable	4,717	4,694
Accrued expenses and other liabilities	18,423	1,975
Total Liabilities	$416,710	$354,233
Members' Equity
Members' Equity	257,808	211,091
Members' Equity	257,808	211,091
Total Liabilities and Members' Equity	$674,518	$565,324

Below is selected statement of operations information for ORCC SLF for the three and nine months ended September 30, 2021 and 2020:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
($ in thousands)	2021	2020	2021	2020
Investment Income
Interest income	$7,542	$7,759	$22,382	$24,530
Other income	14	60	209	216
Total Investment Income	7,556	7,819	22,591	24,746
Expenses
Interest expense	2,331	2,833	7,195	10,021
Professional fees	181	181	570	526
Total Expenses	2,512	3,014	7,765	10,547
Net Investment Income Before Taxes	5,044	4,805	14,826	14,199
Taxes	201	484	588	223
Net Investment Income After Taxes	$4,843	$4,321	$14,238	$13,976
Net Realized and Change in Unrealized Gain (Loss) on Investments
Net change in unrealized gain (loss) on investments	869	9,441	2,317	(7,619)
Net realized gain on investments	18	4	155	4
Total Net Realized and Change in Unrealized Gain (Loss) on Investments	887	9,445	2,472	(7,615)
Net Increase in Members' Equity Resulting from Operations	$5,730	$13,766	$16,710	$6,361

On August 9, 2017, Sebago Lake Financing LLC and SL Lending LLC, wholly-owned subsidiaries of ORCC SLF, entered into a credit facility with Goldman Sachs Bank USA. Goldman Sachs Bank USA serves as the sole lead arranger, syndication agent and administrative agent, and State Street Bank and Trust Company serves as the collateral administrator and agent. The credit facility includes a maximum borrowing capacity of $400 million. On June 22, 2021, Sebago Lake Financing LLC and SL Lending LLC entered into an amendment with Goldman Sachs Bank USA to extend the reinvestment period on the credit facility to October 6, 2021, and again on September 20, 2021, extended the reinvestment period on the credit facility to December 6, 2021. As of September 30, 2021, there was $394.9 million outstanding under the credit facility. For the three and nine months ended September 30, 2021 and 2020, the components of interest expense were as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
($ in thousands)	2021	2020	2021	2020
Interest expense	$1,918	$2,418	$5,967	$8,786
Amortization of debt issuance costs	413	415	1,228	1,235
Total Interest Expense	$2,331	$2,833	$7,195	$10,021
Average interest rate	2.3%	2.6%	2.4%	3.3%
Average daily borrowings	$320,709	$359,359	$331,644	$353,044

Loan Origination and Structuring Fees

If the loan origination and structuring fees earned by ORCC SLF during a fiscal period exceed ORCC SLF’s expenses and other obligations (excluding financing costs), such excess is allocated to the Member(s) responsible for the origination of the loans pro rata in accordance with the total loan origination and structuring fees earned by ORCC SLF with respect to the loans originated by such Member; provided, that in no event will the amount allocated to a Member exceed 1% of the par value of the loans originated by such Member in any fiscal year. The loan origination and structuring fee is accrued quarterly and included in other income from controlled, affiliated investments on our Consolidated Statements of Operations and paid annually. On February 27, 2019, ORCC SLF’s operating agreement was amended to eliminate the allocation of excess loan origination and structuring fees to the Members. As such, for the three and nine months ended September 30, 2021 and 2020, we accrued no income based on loan origination and structuring fees.

Results of Operations

The following table represents the operating results for the three and nine months ended September 30, 2021 and 2020:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
($ in millions)	2021	2020	2021	2020
Total Investment Income	$269.2	$187.1	$739.8	$582.0
Less: Net operating expenses	137.0	60.8	384.5	178.9
Net Investment Income (Loss) Before Taxes	$132.2	$126.3	$355.3	$403.1
Less: Income tax expense (benefit), including excise tax expense (benefit)	1.7	(1.1)	3.0	0.2
Net Investment Income (Loss) After Taxes	$130.5	$127.4	$352.3	$402.9
Net change in unrealized gain (loss)	10.3	88.3	122.0	(196.3)
Net realized gain (loss)	2.1	0.3	(23.4)	0.5
Net Increase (Decrease) in Net Assets Resulting from Operations	$142.9	$216.0	$450.9	$207.1

Net increase (decrease) in net assets resulting from operations can vary from period to period as a result of various factors, including the level of new investment commitments, expenses, the recognition of realized gains and losses and changes in unrealized appreciation and depreciation on the investment portfolio.

Investment Income

Investment income for the three and nine months ended September 30, 2021 and 2020 were as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
($ in millions)	2021	2020	2021	2020
Interest income from investments	$243.4	$179.6	$690.4	$561.2
Dividend income	17.7	5.0	33.4	10.3
Other income	8.1	2.5	16.0	10.5
Total investment income	$269.2	$187.1	$739.8	$582.0

For the three months ended September 30, 2021 and 2020

Investment income increased to $269.2 million for the three months ended September 30, 2021 from $187.1 million for the same period in prior year primarily due to an increase in our debt investment portfolio, which, at par, increased to $11.5 billion as of September 30, 2021 from $10.0 billion as of September 30, 2020. Included in investment income is dividend income, which increased to $17.7 million, from $5.0 million for the three months ended September 30, 2021 and 2020, respectively, primarily due to an increase in dividends related to Windows Entities, ORCC SLF and Wingspire. Also included in interest income are other fees such as prepayment fees and accelerated amortization of upfront fees from unscheduled paydowns. Period over period, fee income generated from unscheduled paydown activity increased to $19.1 million from $0.3 million for the three months ended September 30, 2021 and 2020, respectively. This change is due to an increase in unscheduled paydown activity, which grew to over $2.0 billion from $48.0 million for the three months ended September 30, 2021 and 2020, respectively. These fees are non-recurring in nature, but we expect repayments to continue. For the three months ended September 30, 2021, payment-in-kind income represented 5.9% of investment income. For the three months ended September 30, 2020 payment-in-kind income represented approximately 5.2% of investment income. Other income increased period-over-period due to an increase in incremental fee income, which are fees that are generally available to us as a result of closing investments and normally paid at the time of closing. We expect that investment income will increase provided that our investment portfolio continues to increase.

For the nine months ended September 30, 2021 and 2020

Investment income increased to $739.8 million for the nine months ended September 30, 2021 from $582.0 million for the same period in prior year primarily due to an increase in our debt investment portfolio, which, at par, increased to $11.5 billion from $10.0 as of September 30, 2021 and 2020, respectively. Included in investment income is dividend income which increased to $33.4 million from $10.3 million as of September 30, 2021 and 2020, respectively, primarily due to an increase in dividends related to Windows Entities, ORCC SLF, and Wingspire. Also included in interest income are other fees such as prepayment fees and accelerated amortization of upfront fees from unscheduled paydowns. Period over period, fee income generated from unscheduled paydown activity increased to $40.8 million from $13.0 million for the nine months ended September 30, 2021 and 2020, respectively. This change is due to an increase in unscheduled paydown activity, which grew to over $3.3 billion from $0.6 billion for the three months ended September 30, 2021 and 2020, respectively. These fees are non-recurring in nature, but we expect repayments to continue. For the nine months ended September 30, 2021 and 2020, payment-in-kind income represented 5.2% and less than 5.0% of investment income, respectively. Other income increased period-over-period due to an increase in incremental fee income, which are fees that are generally available to us as a result of closing investments and normally paid at the time of closing. We expect that investment income will continue to increase provided that our investment portfolio continues to increase.

Expenses

Expenses for the three and nine months ended September 30, 2021 and 2020 were as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
($ in millions)	2021	2020	2021	2020
Interest expense	$56.5	$37.4	$159.0	$110.5
Management fee	45.6	36.5	131.7	104.9
Performance based incentive fees	27.7	22.3	74.7	70.5
Professional fees	3.8	3.3	11.0	9.8
Directors' fees	0.2	0.2	0.8	0.6
Other general and administrative	3.2	1.6	7.3	5.5
Total operating expenses	$137.0	$101.3	$384.5	$301.8
Management and incentive fees waived	—	(40.5)	—	(122.9)
Net operating expenses	$137.0	$60.8	$384.5	$178.9

Under the terms of the Administration Agreement, we reimburse the Adviser for services performed for us. In addition, pursuant to the terms of the Administration Agreement, the Adviser may delegate its obligations under the Administration Agreement to an affiliate or to a third party and we reimburse the Adviser for any services performed for us by such affiliate or third party.

For the three months ended September 30, 2021 and 2020

Total expenses increased to $137.0 million for the three months ended September 30, 2021 from $60.8 million, after the effect of management and incentive fee waivers, for the three months ended September 30, 2020 primarily due to an increase in management fees and interest expense and the expiration of the fee waivers in October 2020. Management fees increased period over period due to an increase in assets to $13.1 billion as of September 30, 2021, as compared to assets of $10.2 billion as of September 30, 2020. The increase in interest expense from $37.4 million for the three months ended September 30, 2020 to $56.5 million for the three months ended September 30, 2021 was primarily driven by an increase in average daily borrowings from $3.9 billion to $6.7 billion, offset by a decrease in the average interest rate from 3.3% to 2.9%. As a percentage of total assets, professional fees, directors’ fees and other general and administrative expenses remained relatively consistent period over period.

For the nine months ended September 30, 2021 and 2020

Total expenses increased to $384.5 million for the nine months ended September 30, 2021 from $178.9 million, after the effect of management and incentive fee waivers, for the same period in the prior year primarily due to an increase in management fees and interest expense and the expiration of the management and incentive fee waivers in October 2020. Management fees increased from $104.9 million to $131.7 million period over period due to an increase in assets, which were $13.1 billion as of September 30, 2021 as compared to assets of $10.2 billion as of September 30, 2020. The increase in interest expense from $110.5 million to $159.0 million was primarily driven by an increase in average daily borrowings, which increased from $3.5 billion to $6.1 billion, partially offset by a decrease in the average interest rate from 3.7% to 3.0% and includes approximately $1.8 million of non-recurring interest expense related to the restructuring of CLO II and SPV IV. As a percentage of total assets, professional fees, directors’ fees and other general and administrative expenses remained relatively consistent period over period.

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

For the three and nine months ended September 30, 2021, we recorded U.S. federal income tax expense/(benefit) of $1.7 million and $3.0 million, respectively, including no U.S. federal excise tax expense/(benefit) for the three months ended September 30, 2021 and $21.6 thousand for the nine months ended September 30, 2021. For the three and nine months ended September 30, 2020, we recorded expenses (benefit) of $(1.2) million and $0.2 million for U.S. federal excise tax, respectively.

Certain of our consolidated subsidiaries are subject to U.S. federal and state income taxes. For the three and nine months ended September 30, 2021, we recorded a net tax expense of $1.7 million and $3.0 million, respectively. For the three and nine months ended September 30, 2020, we did not record a net tax expense for taxable subsidiaries. The income tax expense for our taxable consolidated subsidiaries will vary depending on the level of investment income earnings and realized gains from the exits of investments held by such taxable subsidiaries during the respective periods.

Net Unrealized Gains (Losses)

We fair value our portfolio investments quarterly and any changes in fair value are recorded as unrealized gains or losses. During the three and nine months ended September 30, 2021 and 2020, net unrealized gains (losses) were comprised of the following:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
($ in millions)	2021	2020	2021	2020
Net change in unrealized gain (loss) on investments	$15.5	$85.2	$134.3	$(199.5)
Income tax (provision) benefit	(4.4)	—	(8.6)	—
Net change in translation of assets and liabilities in foreign currencies	(0.8)	3.1	(3.7)	3.2
Net change in unrealized gain (loss)	$10.3	$88.3	$122.0	$(196.3)

For the three months ended September 30, 2021 and 2020

For the three months ended September 30, 2021, the net unrealized gain was primarily driven by an increase in the fair value of our debt investments as compared to June 30, 2021. As of September 30, 2021, the weighted average of fair value of our debt investments as a percentage of principal was 98.2%, as compared to 98.1% as of June 30, 2021. The ten largest contributors to the change in net unrealized gain (loss) on investments during the three months ended September 30, 2021 consisted of the following:

Portfolio Company ($ in millions)	Net Change in Unrealized Gain (Loss)
Windows Entities	$16.5
Aviation Solutions Midco, LLC (dba STS Aviation)	4.2
Innovative Water Care Global Corporation	4.0
Metis HoldCo, Inc. (dba Mavis Tire Express Services)	2.7
Remaining Portfolio Companies	13.7
Hg Saturn Luchaco Limited	(2.4)
CIBT Global, Inc.	(2.7)
Associations, Inc.	(3.0)
Walker Edison Furniture Company LLC	(4.3)
Norvax, LLC (dba GoHealth)	(6.5)
QC Supply, LLC	(6.7)
Total	$15.5

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

For the nine months ended September 30, 2021 and 2020

For the nine months ended September 30, 2021, the net unrealized gain was primarily driven by an increase in the fair value of our debt investments as compared to December 31, 2020. As of September 30, 2021, the weighted average of fair value of our debt investments as a percentage of principal was 98.2%, as compared to 97.3% as of December 31, 2020. The ten largest contributors to the change in net unrealized gain (loss) on investments during the nine months ended September 30, 2021 consisted of the following:

Portfolio Company ($ in millions)	Net Change in Unrealized Gain (Loss)
Windows Entities	$32.6
CIBT Global, Inc.	22.1
Innovative Water Care Global Corporation	16.6
Aviation Solutions Midco, LLC (dba STS Aviation)	7.5
ABB/Con-cise Optical Group LLC	6.9
Blackhawk Network Holdings, Inc.	6.0
Packaging Coordinators Midco, Inc.	5.6
H-Food Holdings, LLC	5.0
Remaining Portfolio Companies	57.5
QC Supply, LLC	(11.4)
Norvax, LLC (dba GoHealth)	(14.1)
Total	$134.3

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

Net Realized Gains (Losses)

The realized gains and losses on fully exited and partially exited portfolio companies during the three and nine months ended September 30, 2021 and 2020 were comprised of the following:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
($ in millions)	2021	2020	2021	2020
Net realized gain (loss) on investments	$2.0	$2.5	$(24.6)	$2.9
Net realized gain (loss) on foreign currency transactions	0.1	(2.2)	1.2	(2.4)
Net realized gain (loss)	$2.1	$0.3	$(23.4)	$0.5

Realized Gross Internal Rate of Return

Since we began investing in 2016 through September 30, 2021, our exited investments have resulted in an aggregate cash flow realized gross internal rate of return to us of over 10.6% (based on total capital invested of $5.5 billion and total proceeds from these exited investments of $6.4 billion). Over sixty-five percent of these exited investments resulted in an aggregate cash flow realized gross internal rate of return (“IRR”) to us of 10% or greater.

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

As of September 30, 2021 and December 31, 2020, our asset coverage ratio was 183% and 206%, respectively. We seek to carefully consider our unfunded commitments for the purpose of planning our ongoing financial leverage. Further, we maintain sufficient borrowing capacity within the 150% asset coverage limitation to cover any outstanding unfunded commitments we are required to fund.

Cash and restricted cash as of September 30, 2021, taken together with our available debt, is expected to be sufficient for our investing activities and to conduct our operations in the near term. As of September 30, 2021, we had $1.6 billion available under our credit facilities.

As of September 30, 2021, we had $794.7 million in cash and restricted cash. During the nine months ended September 30, 2021, we used $0.9 billion in cash for operating activities, primarily as a result of funding portfolio investments of $5.3 billion, partially offset by sell downs and repayments of $4.2 billion and other operating activity of $0.2 billion. Lastly, cash provided by financing activities was $1.3 billion during the period, which was the result of net borrowings on our credit facilities of $1.7 billion, partially offset by distributions paid of $0.4 billion.

Equity

Equity Issuances

There were no sales of our common stock during the three and nine months ended September 30, 2021 and 2020.

Distributions

The following table reflects the distributions declared on shares of our common stock during the nine months ended September 30, 2021:

	September 30, 2021
Date Declared	Record Date	Payment Date	Distribution per Share
August 3, 2021	September 30, 2021	November 15, 2021	$0.31
May 5, 2021	June 30, 2021	August 13, 2021	$0.31
February 23, 2021	March 31, 2021	May 14, 2021	$0.31

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

The following table reflects the common stock issued pursuant to the dividend reinvestment plan during the nine months ended September 30, 2021:

Date Declared	Record Date	Payment Date	Shares
May 5, 2021	June 30, 2021	August 13, 2021	935,064
February 23, 2021	March 31, 2021	May 14, 2021	815,703
November 4, 2020	December 31, 2020	January 19, 2021	1,435,099

The following table reflects the common stock issued pursuant to the dividend reinvestment plan during the nine months ended September 30, 2020:

Date Declared	Record Date	Payment Date	Shares
May 5, 2020	June 30, 2020	August 14, 2020	3,541,285
February 19, 2020	March 31, 2020	May 15, 2020	2,249,543
October 30, 2019	December 31, 2019	January 31, 2020	2,823,048

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

On November 3, 2020, the Board approved a repurchase program (the “Repurchase Plan”) under which we may repurchase up to $100 million of our outstanding common stock and on November 2, 2021, the Board extended the Repurchase Plan. Under the program, purchases may be made at management’s discretion from time to time in open-market transactions, in accordance with all applicable securities laws and regulations. Unless extended by the Board, the repurchase program will terminate 12-months from the date it was approved. As of September 30, 2021, no repurchases were made under the Repurchase Plan.

Debt

Aggregate Borrowings

Debt obligations consisted of the following as of September 30, 2021 and December 31, 2020:

	September 30, 2021
($ in thousands)	Aggregate Principal Committed	Outstanding Principal	Amount Available(1)	Net Carrying Value(2)
Revolving Credit Facility(3)(5)	$1,555,000	$602,459	$904,258	$589,766
SPV Asset Facility II	350,000	100,000	250,000	95,479
SPV Asset Facility III	500,000	190,000	310,000	189,543
SPV Asset Facility IV	250,000	155,000	95,000	152,648
CLO I	390,000	390,000	—	386,913
CLO II	260,000	260,000	—	257,051
CLO III	260,000	260,000	—	257,878
CLO IV	292,500	292,500	—	287,378
CLO V	196,000	196,000	—	194,118
CLO VI	260,000	260,000	—	258,205
2023 Notes(4)	150,000	150,000	—	149,991
2024 Notes(4)	400,000	400,000	—	411,728
2025 Notes	425,000	425,000	—	419,280
July 2025 Notes	500,000	500,000	—	493,218
2026 Notes	500,000	500,000	—	490,578
July 2026 Notes	1,000,000	1,000,000	—	977,444
2027 Notes(4)	500,000	500,000	—	490,720
2028 Notes	850,000	850,000	—	833,004
Total Debt	$8,638,500	$7,030,959	$1,559,258	$6,934,942

________________

(1)
The amount available reflects any collateral related limitations at the Company level related to each credit facility’s borrowing base.
(2)
The carrying value of our Revolving Credit Facility, SPV Asset Facility II, SPV Asset Facility III, SPV Asset Facility IV, CLO I, CLO II, CLO III, CLO IV, CLO V, CLO VI, 2023 Notes, 2024 Notes, 2025 Notes, July 2025 Notes, 2026 Notes, July 2026 Notes, 2027 Notes and 2028 Notes are presented net of deferred financing costs of $12.7 million, $4.5 million, $0.5 million, $2.4 million, $3.1 million, $2.9 million, $2.1 million, $5.1 million, $1.9 million, $1.8 million, $0.7 million, $5.5 million, $5.7 million, $6.8 million, $9.4 million, $22.6 million, $10.2 million and $17.0 million respectively.
(3)
Includes the unrealized translation gain (loss) on borrowings denominated in foreign currencies.
(4)
Inclusive of change in fair market value of effective hedge.
(5)
The amount available is reduced by $48.3 million of outstanding letters of credit.

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
(5)
The amount available is reduced by $26.8 million of outstanding letters of credit.

For the three and nine months ended September 30, 2021 and 2020, the components of interest expense were as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
($ in thousands)	2021	2020	2021	2020
Interest expense	$50,054	$32,896	$139,502	$99,201
Amortization of debt issuance costs	6,731	3,973	18,882	13,095
Net change in unrealized gain (loss) on effective interest rate swaps and hedged items(1)	(269)	522	653	(1,763)
Total Interest Expense	$56,516	$37,391	$159,037	$110,533
Average interest rate	2.9%	3.3%	3.0%	3.7%
Average daily borrowings	$6,713,786	$3,890,731	$6,050,836	$3,545,786

________________

(1)
Refer to “ITEM 1. – FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA – Notes to Consolidated Financial Statements – Note 6. Debt – 2023 Notes, 2024 Notes and 2027 Notes” for details on each facility’s interest rate swap.

Senior Securities

Information about our senior securities is shown in the following table as of September 30, 2021 and the fiscal years ended December 31, 2020, 2019, 2018, 2017 and 2016.

Class and Period	Total Amount Outstanding Exclusive of Treasury Securities(1) ($ in millions)	Asset Coverage per Unit(2)	Involuntary Liquidating Preference per Unit(3)	Average Market Value per Unit(4)
Revolving Credit Facility
September 30, 2021 (unaudited)	$602.5	$1,829	—	N/A
December 31, 2020	$252.5	$2,060	—	N/A
December 31, 2019	$480.9	$2,926	—	N/A
December 31, 2018	$308.6	$2,254	—	N/A
December 31, 2017	$—	$2,580	—	N/A
SPV Asset Facility I(6)
December 31, 2020	$—	$—	—	N/A
December 31, 2019	$300.0	$2,926	—	N/A
December 31, 2018	$400.0	$2,254	—	N/A
December 31, 2017	$400.0	$2,580	—	N/A
SPV Asset Facility II
September 30, 2021 (unaudited)	$100.0	$1,829	—	N/A
December 31, 2020	$100.0	$2,060	—	N/A
December 31, 2019	$350.0	$2,926	—	N/A
December 31, 2018	$550.0	$2,254	—	N/A
SPV Asset Facility III
September 30, 2021 (unaudited)	$190.0	$1,829	—	N/A
December 31, 2020	$375.0	$2,060	—	N/A
December 31, 2019	$255.0	$2,926	—	N/A
December 31, 2018	$300.0	$2,254	—	N/A
SPV Asset Facility IV
September 30, 2021 (unaudited)	$155.0	$1,829	—	N/A
December 31, 2020	$295.0	$2,060	—	N/A
December 31, 2019	$60.3	$2,926	—	N/A
CLO I
September 30, 2021 (unaudited)	$390.0	$1,829	—	N/A
December 31, 2020	$390.0	$2,060	—	N/A
December 31, 2019	$390.0	$2,926	—	N/A
CLO II
September 30, 2021 (unaudited)	$260.0	$1,829	—	N/A
December 31, 2020	$260.0	$2,060	—	N/A
December 31, 2019	$260.0	$2,926	—	N/A
CLO III
September 30, 2021 (unaudited)	$260.0	$1,829	—	N/A
December 31, 2020	$260.0	$2,060	—	N/A
CLO IV
September 30, 2021 (unaudited)	$292.5	$1,829	—	N/A
December 31, 2020	$252.0	$2,060	—	N/A

Class and Period	Total Amount Outstanding Exclusive of Treasury Securities(1) ($ in millions)	Asset Coverage per Unit(2)	Involuntary Liquidating Preference per Unit(3)	Average Market Value per Unit(4)
CLO V
September 30, 2021 (unaudited)	$196.0	$1,829	—	N/A
December 31, 2020	$196.0	$2,060	—	N/A
CLO VI
September 30, 2021 (unaudited)	$260.0	$1,829	—	N/A
Subscription Credit Facility(5)
December 31, 2019	$—	$—	—	N/A
December 31, 2018	$883.0	$2,254	—	N/A
December 31, 2017	$393.5	$2,580	—	N/A
December 31, 2016	$495.0	$2,375	—	N/A
2023 Notes
September 30, 2021 (unaudited)	$150.0	$1,829	—	N/A
December 31, 2020	$150.0	$2,060	—	N/A
December 31, 2019	$150.0	$2,926	—	N/A
December 31, 2018	$150.0	$2,254	—	N/A
December 31, 2017	$138.5	$2,580	—	N/A
2024 Notes
September 30, 2021 (unaudited)	$400.0	$1,829	—	$1,094.0
December 31, 2020	$400.0	$2,060	—	$1,037.1
December 31, 2019	$400.0	$2,926	—	$1,039.3
2025 Notes
September 30, 2021 (unaudited)	$425.0	$1,829	—	$1,058.4
December 31, 2020	$425.0	$2,060	—	$984.2
December 31, 2019	$425.0	$2,926	—	$997.9
July 2025 Notes
September 30, 2021 (unaudited)	$500.0	$1,829	—	$1,052.8
December 31, 2020	$500.0	$2,060	—	$971.1
2026 Notes
September 30, 2021 (unaudited)	$500.0	$1,829	—	$1,071.9
December 31, 2020	$500.0	$2,060	—	$1,018.5
July 2026 Notes
September 30, 2021 (unaudited)	$1,000.0	$1,829	—	$1,036.2
December 31, 2020	$1,000.0	$2,060	—	$1,005.0
2027 Notes
September 30, 2021 (unaudited)	$500.0	$1,829	—	$1,004.1
2028 Notes
September 30, 2021 (unaudited)	$850.0	$1,829	—	$1,002.0

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

Revolving Credit Facility

On February 1, 2017, we entered into a senior secured revolving credit agreement (and as amended by that certain First Amendment to Senior Secured Revolving Credit Agreement, dated as of July 17, 2017, the First Omnibus Amendment to Senior Secured Revolving Credit Agreement and Guarantee and Security Agreement, dated as of March 29, 2018, the Third Amendment to Senior Secured Revolving Credit Agreement, dated as of June 21, 2018, the Fourth Amendment to Senior Secured Revolving Credit Agreement, dated as of April 2, 2019, the Fifth Amendment to Senior Secured Revolving Credit Agreement, dated as of May 7, 2020, the Sixth Amendment to Senior Secured Revolving Credit Agreement, dated as of September 3, 2020 and the Seventh Amendment to Senior Secured Revolving Credit Agreement, dated as of September 22, 2021, the “Revolving Credit Facility”). The parties to the Revolving Credit Facility include us, as Borrower, the lenders from time to time parties thereto (each a “Lender” and collectively, the “Lenders”), the parties in their capacity as issuers of letters of credit (referred to as "Issuing Banks"), and Truist Securities, Inc. and ING Capital LLC as Joint Lead Arrangers and Joint Book Runners, Truist Bank as Administrative Agent and ING Capital LLC as Syndication Agent.

The Revolving Credit Facility is guaranteed by OR Lending LLC, our subsidiary, and will be guaranteed by certain domestic subsidiaries of ours that are formed or acquired by us in the future (collectively, the “Guarantors”). Proceeds of the Revolving Credit Facility may be used for general corporate purposes, including the funding of portfolio investments.

The maximum principal amount of the Revolving Credit Facility is $1.555 billion, subject to availability under the borrowing base, which is based on our portfolio investments and other outstanding indebtedness. As amended on September 22, 2021, maximum capacity under the Revolving Credit Facility may be increased to $2.2 billion through our exercise of an uncommitted accordion feature through which existing and new lenders may, at their option, agree to provide additional financing. The Revolving Credit Facility includes a $50 million limit for swingline loans and is secured by a perfected first-priority interest in substantially all of the portfolio investments held by us and each Guarantor, subject to certain exceptions.

The availability period under the Revolving Credit Facility will terminate on March 31, 2023, with respect to $60 million of commitments, September 3, 2024, with respect to $15 million of commitments (together, the "Non-Extending Commitments"), and on September 22, 2025, with respect to the remaining commitments (such remaining commitments, the "Extending Commitments") (together, the “Revolving Credit Facility Commitment Termination Date”). The Revolving Credit Facility will mature on April 2, 2024 with respect to $60 million of commitments, September 3, 2025, with respect to $15 million of commitments, and on September 22, 2026, with respect to the remaining commitments (together, the “Revolving Credit Facility Maturity Date”). During the period from the earliest Revolving Credit Facility Commitment Termination Date to the final Revolving Credit Facility Maturity Date, the Company will be obligated to make mandatory prepayments under the Revolving Credit Facility out of the proceeds of certain asset sales and other recovery events and equity and debt issuances.

We borrow amounts in U.S. dollars or certain other permitted currencies. Amounts drawn under the Revolving Credit Facility with respect to the Extending Commitments will bear interest at either (i) LIBOR plus margin of either 1.875% per annum or, if the borrowing base is greater than or equal to the product of 1.60 and the combined debt amount, 1.75% per annum, (ii) an alternative base rate plus margin of either 0.875% per annum or, if the borrowing base is greater than or equal to the product of 1.60 and the combined debt amount, 0.75% per annum, or (iii) for amounts drawn under the Revolving Credit Facility in Sterling or Swiss Francs, either the Sterling Overnight Interbank Average Rate ("SONIA") or the Swiss Average Rate Overnight ("SARON"), as applicable, plus margin of either 1.875% per annum or, if the borrowing base is greater than or equal to the product of 1.60 and the combined debt amount, 1.75% per annum plus an applicable credit adjustment spread. Amounts drawn under the Revolving Credit Facility with respect to the Non-Extended Commitments will bear interest at either (i) LIBOR plus 2.00% per annum, (ii) an alternative base rate plus 1.00% per annum or (iii) SONIA or SARON, as applicable, plus 2.00% per annum plus an applicable credit adjustment spread. Further, the Revolving Credit Facility builds in a hardwired approach for the replacement of LIBOR loans in U.S. dollars. For LIBOR loans in other permitted currencies, the Revolving Credit Facility includes customary fallback mechanics for us and the Administrative Agent to select an alternative benchmark, subject to the negative consent of required Lenders. We may elect the currency and rate at the time of drawdown, and loans may be converted from one rate to another at any time at our option, subject to certain conditions. We predominantly borrow utilizing LIBOR rate loans, generally electing one-month upon borrowing, to the extent applicable. We also pay a fee of 0.375% on undrawn amounts under the Revolving Credit Facility.

The Revolving Credit Facility includes customary covenants, including certain limitations on the incurrence by us of additional indebtedness and on our ability to make distributions to our shareholders, or redeem, repurchase or retire shares of stock, upon the occurrence of certain events and certain financial covenants related to asset coverage and liquidity and other maintenance covenants, as well as customary events of default. The agreement requires a minimum asset coverage ratio of 150% with respect to our consolidated assets and our subsidiaries, measured at the last day of any fiscal quarter and a minimum asset coverage ratio of no less than 2.00 to 1.00 with respect to our consolidated assets and our subsidiary guarantors (including certain limitations on the contribution of equity in financing subsidiaries as specified therein) to our secured debt and our subsidiary guarantors (the “Obligor Asset Coverage Ratio”), measured at the last day of each fiscal quarter. The agreement concentration limits in connection with the calculation of the borrowing base, based upon the Obligor Asset Coverage Ratio.

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

SPV Asset Facility II

On May 22, 2018, our subsidiary, ORCC Financing II LLC (“ORCC Financing II”), a Delaware limited liability company and our subsidiary, entered into a Credit Agreement (as amended, the “SPV Asset Facility II”), with ORCC Financing II, as Borrower, the lenders from time to time parties thereto, Natixis, New York Branch, as Administrative Agent, State Street Bank and Trust Company, as Collateral Agent, and Cortland Capital Market Services LLC as Document Custodian. The parties to the SPV Asset Facility II have entered into various amendments, including to admit new lenders, increase or decrease the maximum principal amount available under the facility, extend the availability period and maturity date, change the interest rate and make various other changes. The following describes the terms of SPV Asset Facility II amended through July 8, 2021 (the “SPV Asset Facility II Sixth Amendment Date”).

From time to time, we sell and contribute certain investments to ORCC Financing II pursuant to a sale and contribution agreement by and between us and ORCC Financing II. No gain or loss will be recognized as a result of the contribution. Proceeds from the SPV Asset Facility II will be used to finance the origination and acquisition of eligible assets by ORCC Financing II, including the purchase of such assets. The Company retains a residual interest in assets contributed to or acquired by ORCC Financing II through the Company’s ownership of ORCC Financing II. The maximum principal amount of the SPV Asset Facility II as of the SPV Asset Facility II Sixth Amendment Date is $350 million (which includes terms loans of $100 million and revolving commitments of $250 million); the availability of this amount is subject to an overcollateralization ratio test, which is based on the value of ORCC Financing II’s assets from time to time, and satisfaction of certain conditions, including an interest coverage ratio test, certain concentration limits and collateral quality tests.

The SPV Asset Facility II provides for the ability to (1) draw term loans and (2) draw and redraw revolving loans under the SPV Asset Facility II through April 17, 2022, unless the revolving commitments are terminated or converted to term loans sooner as provided in the SPV Asset Facility II (the “SPV Asset Facility II Commitment Termination Date”). Unless otherwise terminated, the SPV Asset Facility II will mature on December 22, 2028 (the "SPV Assert Facility II Stated Maturity"). Prior to the SPV Asset Facility II Stated Maturity, proceeds received by ORCC Financing II from principal and interest, dividends, or fees on assets must be used to pay fees, expenses and interest on outstanding borrowings, and the excess may be returned to us, subject to certain conditions. On October 10, 2026, ORCC Financing II must pay in full all outstanding fees and expenses and all principal and interest on outstanding borrowings, and the excess may be returned to us.

With respect to revolving loans, amounts drawn bear interest at LIBOR (or, in the case of certain lenders that are commercial paper conduits, the lower of their cost of funds and LIBOR plus 0.25%) plus a spread that steps up from 2.20% to 2.50% during the period from March 17, 2020, to the six month anniversary of the Reinvestment Period End Date. With respect to term loans, amounts drawn bear interest at LIBOR (or, in the case of certain lenders that are commercial paper conduits, the lower of their cost of funds and LIBOR plus 0.25%) plus a spread that steps up from 2.25% to 2.55% during the same period. We predominantly borrow utilizing LIBOR rate loans, generally electing one-month LIBOR upon borrowing. From March 17, 2020 to the SPV Asset Facility II Commitment Termination Date, there is a commitment fee ranging from 0.50% to 0.625% per annum on the undrawn amount, if any, of the revolving commitments in the SPV Asset Facility II. For further details, see “ITEM 1. – Notes to Consolidated Financial Statements – Note 6. Debt.”

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

The CLO IV Secured Notes were redeemed in the CLO IV Refinancing, described below.

Concurrently with the issuance of the CLO IV Secured Notes, the CLO IV Issuer issued approximately $186.9 million of subordinated securities in the form of 186,900 preferred shares at an issue price of U.S.$1,000 per share (the “CLO IV Preferred Shares”). The CLO IV Preferred Shares were issued by the CLO IV Issuer as part of its issued share capital and are not secured by the collateral securing the CLO IV Secured Notes. We own all of the outstanding CLO IV Preferred Shares, and as such, these securities are eliminated in consolidation. We acted as retention holder in connection with the CLO IV Transaction for the purposes of satisfying certain U.S. and European Union regulations requiring sponsors of securitization transactions to retain exposure to the performance of the securitized assets and as such was required to retain a portion of the CLO IV Preferred Shares while the CLO IV Secured Notes were outstanding.

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

Through November 20, 2021, a portion of the proceeds received by the CLO IV Issuer from the loans securing the CLO IV Secured Notes could be used by the CLO IV Issuer to purchase additional middle market loans under the direction of the Adviser, in its capacity as collateral manager for the CLO IV Issuer and in accordance with our investing strategy and ability to originate eligible middle market loans.

The CLO IV Secured Notes were the secured obligation of the CLO IV Issuers, and the CLO IV Indenture includes customary covenants and events of default. The CLO IV Secured Notes have not been registered under the Securities Act, or any state securities (e.g., “blue sky”) laws, and may not be offered or sold in the United States absent registration with the Securities and Exchange

Commission or pursuant to an applicable exemption from such registration. Assets pledged to the holders of the CLO IV Secured Notes were not available to pay our debts.

CLO IV Refinancing

On July 9, 2021 (the “CLO IV Refinancing Date”), the Company completed a $440.5 million term debt securitization refinancing (the “CLO IV Refinancing”), also known as a collateralized loan obligation refinancing, which is a form of secured financing. The secured notes and preferred shares issued in the CLO IV Refinancing were issued by the CLO IV Issuer and the CLO IV Co-Issuer and are backed by a portfolio of collateral obligations consisting of middle market loans and participation interests in middle market loans as well as by other assets of the CLO IV Issuer.

The CLO IV Refinancing was executed by the issuance of the following classes of notes pursuant to the CLO IV Indenture as supplemented by the supplemental indenture dated as of the CLO IV Refinancing Date (the “CLO IV Refinancing Indenture”), by and among the CLO IV Issuers and State Street Bank and Trust Company: (i) $252 million of AAA(sf) Class A-1-R Notes, which bear interest at three-month LIBOR plus 1.60% and (ii) $40.5 million of AA(sf) Class A-2-R Notes, which bear interest at a fixed rate of 1.90% (together, the “CLO IV Refinancing Secured Notes”). The CLO IV Refinancing Secured Notes are secured by the middle market loans, participation interests in middle market loans and other assets of the Issuer. The CLO IV Refinancing Secured Notes are scheduled to mature on August 20, 2033. The CLO IV Refinancing Secured Notes were privately placed by Natixis Securities Americas LLC. Upon the occurrence of certain triggering events relating to the end of LIBOR, a different benchmark rate will replace LIBOR as the reference rate for interest accruing on the CLO IV Refinancing Secured Notes. The proceeds from the CLO IV Refinancing were used to redeem in full the classes of notes issued on the CLO IV Closing Date, to redeem a portion of the preferred shares of the CLO IV Issuer as described below and to pay expenses incurred in connection with the CLO IV Refinancing.

Concurrently with the issuance of the CLO IV Refinancing Secured Notes, the CLO IV Issuer redeemed 38,900 preferred shares we held at a total redemption price of $38.9 million ($1,000 per preferred share). We retain the 148,000 CLO IV Preferred Shares that remain outstanding and that we acquired on the CLO IV Closing Date. The CLO IV Preferred Shares were issued by the Issuer as part of its issued share capital and are not secured by the collateral securing the CLO IV Refinancing Secured Notes. We act as retention holder in connection with the CLO IV Refinancing for the purposes of satisfying certain U.S. and European Union regulations requiring sponsors of securitization transactions to retain exposure to the performance of the securitized assets and as such is required to retain a portion of the Preferred Shares.

Through August 20, 2025, a portion of the proceeds received by the CLO IV Issuer from the loans securing the CLO IV Refinancing Secured Notes may be used by the Issuer to purchase additional middle market loans under the direction of the Advisor, in its capacity as collateral manager for the CLO IV Issuer and in accordance with our investing strategy and ability to originate eligible middle market loans.

The CLO IV Refinancing Secured Notes are the secured obligation of the CLO IV Issuers, and the CLO IV Refinancing Indenture includes customary covenants and events of default. The CLO IV Refinancing Secured Notes have not been registered under the Securities Act of 1933, as amended (the “Securities Act”), or any state securities (e.g., “blue sky”) laws, and may not be offered or sold in the United States absent registration with the Securities and Exchange Commission or pursuant to an applicable exemption from such registration.

The Adviser serves as collateral manager for the CLO IV Issuer under a collateral management agreement dated as of the CLO IV Closing Date. The Adviser is entitled to receive fees for providing these services. The Adviser has waived its right to receive such fees but may rescind such waiver at any time; provided, however, that if the Adviser rescinds such waiver, the management fee payable to the Adviser pursuant to the Investment Advisory Agreement will be offset by the amount of the collateral management fee attributable to the CLO IV Issuers’ equity or notes we own. For further details, see “ITEM 1. – Notes to Consolidated Financial Statements – Note 6. Debt.”

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

In connection with the offering of the 2023 Notes, on December 21, 2017 we entered into a centrally cleared interest rate swap. The notional amount of the interest rate swap is $150 million. We will receive fixed rate interest semi-annually at 4.75% and pay variable rate interest monthly based on 1-month LIBOR plus 2.545%. The interest rate swap matures on December 21, 2021. For the three and nine months ended September 30, 2021, we made periodic payments of $1.0 million and $3.0 million, respectively. For the three and nine months ended September 30, 2020, we made periodic payments of $1.0 million and $3.8 million, respectively. The interest expense related to the 2023 Notes is equally offset by the proceeds received from the interest rate swap. The swap adjusted interest expense is included as a component of interest expense on our Consolidated Statements of Operations. As of September 30, 2021 and December 31, 2020, the interest rate swap had a fair value of $0.7 million and $3.0 million, respectively. Depending on the nature of the balance at period end, the fair value of the interest rate swap is either included as a component of accrued expenses and other liabilities or prepaid expenses and other assets on our Consolidated Statements of Assets and Liabilities. The change in fair value of the interest rate swap is offset by the change in fair value of the 2023 Notes, with the remaining difference included as a component of interest expense on the Consolidated Statements of Operations. For further details, see “ITEM 1. – Notes to Consolidated Financial Statements – Note 6. Debt.”

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

In connection with the issuance of the 2024 Notes, on April 10, 2019 we entered into centrally cleared interest rate swaps. The notional amount of the interest rate swaps is $400 million. We will receive fixed rate interest at 5.25% and pay variable rate interest based on one-month LIBOR plus 2.937%. The interest rate swaps mature on April 10, 2024. For the three months ended September 30, 2021, we made no periodic payments. For the nine months ended September 30, 2021, we made periodic payments of $4.3 million. For the three months ended September 30, 2020, we made no periodic payments. For the nine months ended September 30, 2020, we made periodic payments of $9.3 million. The interest expense related to the 2024 Notes is equally offset by the proceeds received from the interest rate swaps. The swap adjusted interest expense is included as a component of interest expense on our Consolidated Statements of Operations. As of September 30, 2021 and December 31, 2020, the interest rate swap had a fair value of $18.1 million and $26.9 million, respectively. Depending on the nature of the balance at period end, the fair value of the interest rate swap is either included as a component of accrued expenses and other liabilities or prepaid expenses and other assets on our Consolidated Statements of Assets and Liabilities. The change in fair value of the interest rate swap is offset by the change in fair value of the 2024 Notes, with the remaining difference included as a component of interest expense on the Consolidated Statements of Operations. For further details, see “ITEM 1. – Notes to Consolidated Financial Statements – Note 6. Debt.”

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

July 2026 Notes

On December 8, 2020, we issued $1.0 billion aggregate principal amount of notes that mature on July 15, 2026 (the “July 2026 Notes”). The July 2026 Notes bear interest at a rate of 3.40% per year, payable semi-annually on January 15 and July 15 of each year, commencing on July 15, 2021. We may redeem some or all of the July 2026 Notes at any time, or from time to time, at a redemption price equal to the greater of (1) 100% of the principal amount of the July 2026 Notes to be redeemed or (2) the sum of the present values of the remaining scheduled payments of principal and interest (exclusive of accrued and unpaid interest to the date of redemption) on the July 2026 Notes to be redeemed, discounted to the redemption date on a semi-annual basis (assuming a 360-day year consisting of twelve 30-day months) using the applicable Treasury Rate plus 50 basis points, plus, in each case, accrued and unpaid interest to the redemption date; provided, however, that if we redeem any July 2026 Notes on or after June 15, 2026 (the date falling one month prior to the maturity date of the July 2026 Notes), the redemption price for the July 2026 Notes will be equal to 100% of the principal amount of the July 2026 Notes to be redeemed, plus accrued and unpaid interest, if any, to, but excluding, the date of redemption. For further details, see “ITEM 1. – Notes to Consolidated Financial Statements – Note 6. Debt."

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

In connection with the issuance of the 2027 Notes, on April 26, 2021 we entered into centrally cleared interest rate swaps. The notional amount of the interest rate swaps is $500 million. We will receive fixed rate interest at 2.625% and pay variable rate interest based on one-month LIBOR plus 1.655%. The interest rate swaps mature on January 15, 2027. For the three and nine months ended September 30, 2021 and 2020, we made periodic payments of $0.9 million and $0.9 million, respectively. The interest expense related to the 2027 Notes is equally offset by the proceeds received from the interest rate swaps. The swap adjusted interest expense is included as a component of interest expense on our Consolidated Statements of Operations. As of September 30, 2021, the interest rate swap had a fair value of $1.1 million. Depending on the nature of the balance at period end, the fair value of the interest rate swap is either included as a component of accrued expenses and other liabilities or prepaid expenses and other assets on our Consolidated Statements of Assets and Liabilities. The change in fair value of the interest rate swap is offset by the change in fair value of the 2027 Notes, with the remaining difference included as a component of interest expense on the Consolidated Statements of Operations. For further details, see “ITEM 1. – Notes to Consolidated Financial Statements – Note 6. Debt.”

2028 Notes

On June 11, 2021, we issued $450 million aggregate principal amount of notes that mature on June 11, 2028 and on August 17, 2021, we issued an additional $400 million aggregate principal amount of our 2.875% notes due 2028 (together, the “2028 Notes”). The 2028 Notes bear interest at a rate of 2.875% per year, payable semi-annually on June 11 and December 11, of each year, commencing on December 11, 2021. We may redeem some or all of the 2028 Notes at any time, or from time to time, at a redemption price equal to the greater of (1) 100% of the principal amount of the 2028 Notes to be redeemed or (2) the sum of the present values of the remaining scheduled payments of principal and interest (exclusive of accrued and unpaid interest to the date of redemption) on the 2028 Notes to be redeemed, discounted to the redemption date on a semi-annual basis (assuming a 360-day year consisting of twelve 30-day months) using the applicable Treasury Rate plus 30 basis points, plus, in each case, accrued and unpaid interest to the redemption date; provided, however, that if we redeem any 2028 Notes on or after April 11, 2028 (the date falling two months prior to the maturity date of the 2028 Notes), the redemption price for the 2028 Notes will be equal to 100% of the principal amount of the 2028 Notes to be redeemed, plus accrued and unpaid interest, if any, to, but excluding, the date of redemption. For further details, see “ITEM 1. – Notes to Consolidated Financial Statements – Note 6. Debt.”

Off-Balance Sheet Arrangements

Portfolio Company Commitments

From time to time, we may enter into commitments to fund investments. As of September 30, 2021 and December 31, 2020, we had the following outstanding commitments to fund investments in current portfolio companies:

Portfolio Company	Investment	September 30, 2021	December 31, 2020
($ in thousands)
3ES Innovation Inc. (dba Aucerna)	First lien senior secured revolving loan	$3,893	$3,893
Accela, Inc.	First lien senior secured revolving loan	3,000	3,000
Alera Group, Inc.	First lien senior secured delayed draw term loan	12,257	—
Amspec Services Inc.	First lien senior secured revolving loan	12,292	14,462
Apex Group Treasury, LLC	Second lien senior secured delayed draw term loan	25,147	—
Apptio, Inc.	First lien senior secured revolving loan	1,667	2,779
Aramsco, Inc.	First lien senior secured revolving loan	6,982	8,378
Ardonagh Midco 3 PLC	First lien senior secured USD delayed draw term loan	26,784	—
Ardonagh Midco 3 PLC	First lien senior secured GBP delayed draw term loan	10,988	16,950
Ascend Buyer, LLC (dba PPC Flexible Packaging)	First lien senior secured revolving loan	565	—
Associations, Inc.	First lien senior secured delayed draw term loan A	9,945	866
Associations, Inc.	First lien senior secured delayed draw term loan B	24,375	—
Associations, Inc.	First lien senior secured delayed draw term loan C	24,375	—
Associations, Inc.	First lien senior secured revolving loan	32,923	—
AxiomSL Group, Inc.	First lien senior secured delayed draw term loan	8,331	—
AxiomSL Group, Inc.	First lien senior secured revolving loan	18,227	9,341
BCPE Osprey Buyer, Inc. (dba PartsSource)	First lien senior secured delayed draw term loan	65,172	—
BCPE Osprey Buyer, Inc. (dba PartsSource)	First lien senior secured revolving loan	9,776	—
BCTO BSI Buyer, Inc. (dba Buildertrend)	First lien senior secured revolving loan	2,339	5,357
BIG Buyer, LLC	First lien senior secured delayed draw term loan	12,393	5,625
BIG Buyer, LLC	First lien senior secured revolving loan	3,750	2,000
Blend Labs, Inc.	First lien senior secured revolving loan	7,500	—
BP Veraison Holdings, LLC (dba Sun World)	First lien senior secured delayed draw term loan	29,054	—
BP Veraison Holdings, LLC (dba Sun World)	First lien senior secured revolving loan	8,716	—
Caiman Merger Sub LLC (dba City Brewing)	First lien senior secured revolving loan	—	12,881
Centrify Corporation	First lien senior secured revolving loan	6,817	—
Reef Global, Inc. (fka Cheese Acquisition, LLC)	First lien senior secured revolving loan	5,377	5,377
CivicPlus, LLC	First lien senior secured delayed draw term loan	6,673	—
CivicPlus, LLC	First lien senior secured revolving loan	1,335	—
ConnectWise, LLC	First lien senior secured revolving loan	—	15,004
Definitive Healthcare Holdings, LLC	First lien senior secured delayed draw term loan	—	35,651
Definitive Healthcare Holdings, LLC	First lien senior secured revolving loan	—	10,870
Denali BuyerCo, LLC (dba Summit Companies)	First lien senior secured delayed draw term loan	11,852	—

Portfolio Company	Investment	September 30, 2021	December 31, 2020
Denali BuyerCo, LLC (dba Summit Companies)	First lien senior secured revolving loan	3,556	—
Diamondback Acquisition, Inc. (dba Sphera)	First lien senior secured delayed draw term loan	1,080	—
Dodge Data & Analytics LLC	First lien senior secured revolving loan	1,888	—
Douglas Products and Packaging Company LLC	First lien senior secured revolving loan	3,028	6,055
Endries Acquisition, Inc.	First lien senior secured revolving loan	—	27,000
Entertainment Benefits Group, LLC	First lien senior secured revolving loan	1,304	1,104
Evolution BuyerCo, Inc. (dba SIAA)	First lien senior secured delayed draw term loan	21,419	—
Evolution BuyerCo, Inc. (dba SIAA)	First lien senior secured revolving loan	10,709	—
Forescout Technologies, Inc.	First lien senior secured revolving loan	5,345	5,345
Gainsight, Inc.	First lien senior secured revolving loan	3,357	—
Galls, LLC	First lien senior secured revolving loan	21,060	11,204
Gaylord Chemical Company, L.L.C.	First lien senior secured revolving loan	13,202	—
GC Agile Holdings Limited (dba Apex Fund Services)	First lien senior secured revolving loan	—	6,924
Gerson Lehrman Group, Inc.	First lien senior secured revolving loan	21,563	21,563
Global Music Rights, LLC	First lien senior secured revolving loan	667	—
GovBrands Intermediate, Inc.	First lien senior secured delayed draw term loan	11,809	—
GovBrands Intermediate, Inc.	First lien senior secured revolving loan	2,519	—
Granicus, Inc.	First lien senior secured delayed draw term loan	1,006	—
Granicus, Inc.	First lien senior secured revolving loan	1,187	2,636
H&F Opportunities LUX III S.À R.L (dba Checkmarx)	First lien senior secured revolving loan	16,250	16,250
Hercules Borrower, LLC (dba The Vincit Group)	First lien senior secured revolving loan	20,916	20,916
HGH Purchaser, Inc. (dba Horizon Services)	First lien senior secured delayed draw term loan	28,634	5,346
HGH Purchaser, Inc. (dba Horizon Services)	First lien senior secured revolving loan	9,720	8,748
Hometown Food Company	First lien senior secured revolving loan	3,671	3,671
Ideal Tridon Holdings, Inc.	First lien senior secured revolving loan	4,909	4,828
IG Investments Holdings, LLC (dba Insight Global)	First lien senior secured revolving loan	3,974	—
Individual Foodservice Holdings, LLC	First lien senior secured delayed draw term loan	14,820	25,781
Individual Foodservice Holdings, LLC	First lien senior secured revolving loan	20,609	18,465
Instructure, Inc.	First lien senior secured revolving loan	5,554	5,554
Integrity Marketing Acquisition, LLC	First lien senior secured revolving loan	14,832	14,832
Intelerad Medical Systems Incorporated (fka 11849573 Canada Inc.)	First lien senior secured revolving loan	3,676	4,530
Interoperability Bidco, Inc.	First lien senior secured delayed draw term loan	—	8,000
Interoperability Bidco, Inc.	First lien senior secured revolving loan	4,000	—
IQN Holding Corp. (dba Beeline)	First lien senior secured revolving loan	22,672	22,672

Portfolio Company	Investment	September 30, 2021	December 31, 2020
OB Hospitalist Group, Inc.	First lien senior secured revolving loan	15,148	—
KWOR Acquisition, Inc. (dba Worley Claims Services)	First lien senior secured delayed draw term loan	—	2,063
KWOR Acquisition, Inc. (dba Alacrity Solutions)	First lien senior secured revolving loan	4,264	5,200
Lazer Spot G B Holdings, Inc.	First lien senior secured revolving loan	26,833	26,833
Lightning Midco, LLC (dba Vector Solutions)	First lien senior secured revolving loan	—	8,953
Litera Bidco LLC	First lien senior secured delayed draw term loan	5,176	—
Litera Bidco LLC	First lien senior secured revolving loan	5,738	5,738
Lytx, Inc.	First lien senior secured delayed draw term loan	9,395	14,092
Mavis Tire Express Services Corp.	Second lien senior secured delayed draw term loan	—	11,376
MHE Intermediate Holdings, LLC (dba OnPoint)	First lien senior secured delayed draw term loan	22,154	—
MHE Intermediate Holdings, LLC (dba OnPoint)	First lien senior secured revolving loan	15,536	—
Milan Laser Holdings LLC	First lien senior secured revolving loan	2,078	—
MINDBODY, Inc.	First lien senior secured delayed draw term loan	8,026	—
MINDBODY, Inc.	First lien senior secured revolving loan	6,071	6,071
National Dentex Labs LLC (fka Barracuda Dental LLC)	First lien senior secured delayed draw term loan	3,980	30,437
National Dentex Labs LLC (fka Barracuda Dental LLC)	First lien senior secured revolving loan	7,024	5,854
Nelipak Holding Company	First lien senior secured revolving loan	7,662	7,597
Nelipak Holding Company	First lien senior secured revolving loan	4,288	2,948
NMI Acquisitionco, Inc. (dba Network Merchants)	First lien senior secured revolving loan	646	646
Norvax, LLC (dba GoHealth)	First lien senior secured revolving loan	10,739	12,273
Nutraceutical International Corporation	First lien senior secured revolving loan	4,617	13,578
Patriot Acquisition TopCo S.A.R.L (dba Corza Health, Inc.)	First lien senior secured revolving loan	13,538	—
Peter C. Foy & Associated Insurance Services, LLC	First lien senior secured delayed draw term loan	—	37,955
Peter C. Foy & Associated Insurance Services, LLC	First lien senior secured revolving loan	10,809	8,194
Pluralsight, LLC	First lien senior secured revolving loan	6,235	—
Professional Plumbing Group, Inc.	First lien senior secured revolving loan	5,757	5,757
Project Power Buyer, LLC (dba PEC-Veriforce)	First lien senior secured revolving loan	3,188	3,188
QC Supply, LLC	First lien senior secured revolving loan	1,150	633
Quva Pharma, Inc.	First lien senior secured revolving loan	4,000	—
Refresh Parent Holdings, Inc.	First lien senior secured delayed draw term loan	6,293	29,482
Refresh Parent Holdings, Inc.	First lien senior secured revolving loan	7,112	7,716
Relativity ODA LLC	First lien senior secured revolving loan	7,333	—
RSC Acquisition, Inc (dba Risk Strategies)	First lien senior secured revolving loan	933	1,702

Portfolio Company	Investment	September 30, 2021	December 31, 2020
Safety Products/JHC Acquisition Corp. (dba Justrite Safety Group)	First lien senior secured delayed draw term loan	—	924
Sara Lee Frozen Bakery, LLC (fka KSLB Holdings, LLC)	First lien senior secured revolving loan	7,500	4,440
Sonny's Enterprises LLC	First lien senior secured revolving loan	17,969	17,969
Swipe Acquisition Corporation (dba PLI)	First lien senior secured delayed draw term loan	11,566	18,461
Swipe Acquisition Corporation (dba PLI)	Letter of Credit	7,118	7,118
TC Holdings, LLC (dba TrialCard)	First lien senior secured revolving loan	7,685	7,685
TEMPO BUYER CORP. (dba Global Claims Services)	First lien senior secured delayed draw term loan	308	—
TEMPO BUYER CORP. (dba Global Claims Services)	First lien senior secured revolving loan	154	—
THG Acquisition, LLC (dba Hilb)	First lien senior secured delayed draw term loan	26,647	36,302
THG Acquisition, LLC (dba Hilb)	First lien senior secured revolving loan	8,608	8,608
Thunder Purchaser, Inc. (dba Vector Solutions)	First lien senior secured delayed draw term loan	10,966	—
Thunder Purchaser, Inc. (dba Vector Solutions)	First lien senior secured revolving loan	3,838	—
Trader Interactive, LLC (fka Dominion Web Solutions, LLC)	First lien senior secured revolving loan	—	4,471
Troon Golf, L.L.C.	First lien senior secured revolving loan	21,622	14,426
TSB Purchaser, Inc. (dba Teaching Strategies, Inc.)	First lien senior secured revolving loan	—	4,239
Ultimate Baked Goods Midco, LLC	First lien senior secured revolving loan	8,330	4,638
USRP Holdings, Inc. (dba U.S. Retirement and Benefits Partners)	First lien senior secured delayed draw term loan	6,706	—
USRP Holdings, Inc. (dba U.S. Retirement and Benefits Partners)	First lien senior secured revolving loan	4,239	—
Valence Surface Technologies LLC	First lien senior secured delayed draw term loan	—	6,000
Valence Surface Technologies LLC	First lien senior secured revolving loan	4,000	10,000
Velocity HoldCo III Inc	First lien senior secured revolving loan	1,339	—
WU Holdco, Inc. (dba Weiman Products, LLC)	First lien senior secured delayed draw term loan	14,829	—
WU Holdco, Inc. (dba Weiman Products, LLC)	First lien senior secured revolving loan	11,523	10,739
Wingspire Capital Holdings LLC	LLC Interest	56,962	82,462
Total Unfunded Portfolio Company Commitments		$1,149,073	$880,626

We seek to carefully consider our unfunded portfolio company commitments for the purpose of planning our ongoing financial leverage. Further, we consider any outstanding unfunded portfolio company commitments we are required to fund within the 150% asset coverage limitation. As of September 30, 2021, we believed we had adequate financial resources to satisfy the unfunded portfolio company commitments.

Other Commitments and Contingencies

In connection with the IPO, on July 22, 2019, we entered into a stock repurchase plan ("the Company 10b5-1 Plan"), to acquire up to $150 million in the aggregate of our common stock at prices below its net asset value per share over a specified period, in accordance with the guidelines specified in Rule 10b-18 and Rule 10b5-1 of the Exchange Act. Under the Company 10b5-1 Plan, Goldman, Sachs & Co., as agent, acquired 12,515,624 shares for approximately $150 million. The Company 10b5-1 Plan commenced on August 19, 2019 and was exhausted on August 4, 2020.

On November 3, 2020, our Board approved a repurchase program under which we may repurchase up to $100 million of our outstanding common stock. Under the program, purchases may be made at management’s discretion from time to time in open-market transactions, in accordance with all applicable securities laws and regulations. Unless extended by our Board, the repurchase program will terminate 12-months from the date it was approved. As of September 30, 2021, no repurchases were made under the Repurchase Plan.

From time to time, we may become a party to certain legal proceedings incidental to the normal course of its business. At September 30, 2021, we were not aware of any material pending or threatened litigation that would require accounting recognition or financial statement disclosure.

Contractual Obligations

A summary of our contractual payment obligations under our credit facilities as of September 30, 2021, is as follows:

	Payments Due by Period
($ in millions)	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
Revolving Credit Facility	$602.5	$—	$—	602.5	—
SPV Asset Facility II	100.0	—	—	—	100.0
SPV Asset Facility III	190.0	—	190.0	—	—
SPV Asset Facility IV	155.0	—	—	—	155.0
CLO I	390.0	—	—	—	390.0
CLO II	260.0	—	—	—	260.0
CLO III	260.0	—	—	—	260.0
CLO IV	292.5	—	—	—	292.5
CLO V	196.0	—	—	—	196.0
CLO VI	260.0	—	—	—	260.0
2023 Notes	150.0	—	150.0	—	—
2024 Notes	400.0	—	400.0	—	—
2025 Notes	425.0	—	—	425.0	—
July 2025 Notes	500.0	—	—	500.0	—
2026 Notes	500.0	—	—	500.0	—
July 2026 Notes	1,000.0	—	—	1,000.0	—
2027 Notes	500.0	—	—	—	500.0
2028 Notes	850.0	—	—	—	850.0
Total Contractual Obligations	$7,031.0	$—	$740.0	$3,027.5	$3,263.5

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

We invest through Wingspire and, together with Nationwide, through ORCC SLF, controlled affiliated investments as defined in the 1940 Act. See “ITEM 1. – Notes to Consolidated Financial Statements – Note 3. Agreements and Related Party Transactions” for further details.

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

Interest and Dividend Income Recognition

Interest income is recorded on the accrual basis and includes amortization of discounts or premiums. Certain investments may have contractual payment-in-kind (“PIK”) interest or dividends. PIK interest or dividends represent accrued interest or dividends that are added to the principal amount of the investment on the respective interest or dividend payment dates rather than being paid in cash and generally becomes due at maturity or at the occurrence of a liquidation event. Discounts to par value on securities purchased are amortized into interest income over the contractual life of the respective security using the effective yield method. Premiums to par value on securities purchased are amortized to first call date. The amortized cost of investments represents the original cost adjusted for the amortization of discounts or premiums, if any. Upon prepayment of a loan or debt security, any prepayment premiums, unamortized upfront loan origination fees and unamortized discounts are recorded as interest income in the current period.

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

We evaluate tax positions taken or expected to be taken in the course of preparing our consolidated financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions not deemed to meet the “more-likely-than-not” threshold are reserved and recorded as a tax benefit or expense in the current year. All penalties and interest associated with income taxes are included in income tax expense. Conclusions regarding tax positions are subject to review and may be adjusted at a later date based on factors including, but not limited to, on-going analyses of tax laws, regulations and interpretations thereof. There were no material uncertain tax positions through December 31, 2020. The 2018 through 2020 tax years remain subject to examination by U.S. federal, state and local tax authorities.

Recent Developments

On November 2, 2021, the Board approved an extension to the Repurchase Plan. Unless further extended by the Board, the Repurchase Program will terminate 12-months from the date it was re-approved.

On November 2, 2021, the Board declared a distribution of $0.31 per share for shareholders of record on December 31, 2021 payable on or before January 31, 2022.

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

Substantially all of our assets and liabilities are financial in nature. As a result, changes in interest rates and other factors drive our performance more directly than does inflation. Changes in interest rates do not necessarily correlate with inflation rates or changes in inflation rates. As of September 30, 2021, 99.9% of our debt investments based on fair value were floating rates. Additionally, the weighted average LIBOR floor, based on fair value, of our debt investments was 0.9%.

Based on our Consolidated Statements of Assets and Liabilities as of September 30, 2021, the following table shows the annualized impact on net income of hypothetical base rate changes in interest rates on our debt investments (considering interest rate floors for floating rate instruments) assuming each floating rate investment is subject to 3-month LIBOR and there are no changes in our investment and borrowing structure:

($ in millions)	Interest Income	Interest Expense	Net Income
Up 300 basis points	$257.7	$110.0	$147.7
Up 200 basis points	$142.9	$73.3	$69.6
Up 100 basis points	$28.3	$36.7	$(8.4)
Up 50 basis points	$5.3	$18.3	$(13.0)
Down 25 basis points	$(1.1)	$(6.0)	$4.9

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

(b)
Changes in Internal Controls Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in Part I, “ITEM 1A. RISK FACTORS” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020 and in our Quarterly Reports on Form 10-Q for the fiscal quarters ended March 31, 2021 and June 30, 2021, which could materially affect our business, financial condition and/or operating results. The risks described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020 and in our Quarterly Reports on Form 10-Q for the fiscal quarters ended March 31, 2021 and June 30, 2021 are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results.

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

General uncertainty surrounding the dangers and impact of COVID-19 (including the preventative measures taken in response thereto) and additional uncertainty regarding new variants of COVID-19, most notably the Delta variant, has to date created significant disruption in supply chains and economic activity, contributed to labor difficulties and are having a particularly adverse impact on transportation, hospitality, tourism, entertainment and other industries, including industries in which certain of our portfolio companies operate which has in turn created significant business disruption issues for certain of our portfolio companies, and materially and adversely impacted the value and performance of certain of our portfolio companies.

In addition, disruptions in the capital markets caused by the COVID-19 pandemic have increased the spread between the yields realized on risk-free and higher risk securities, resulting in illiquidity in parts of the capital markets. These and future market disruptions and/or illiquidity would be expected to have an adverse effect on our business, financial condition, results of operations and cash flows. Unfavorable economic conditions also would be expected to increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. These events could limit our investment originations, limit our ability to grow and have a material negative impact on our and our prospective portfolio companies’ operating results and the fair values of our debt and equity investments.

The COVID-19 pandemic is continuing as of the date hereof, and its extended duration may have further adverse impacts on our portfolio companies, including for the reasons described herein.

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

On August 13, 2021, pursuant to our dividend reinvestment plan, we issued 935,064 shares of our common stock, at a price of $14.71 per share, to stockholders of record as of June 30, 2021 that did not opt out of our dividend reinvestment plan in order to satisfy the reinvestment portion of our dividends. This issuance was not subject to the registration requirements of the Securities Act of 1933, as amended.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits, Financial Statement Schedules

Exhibit Number	Description of Exhibits

3.1	Articles of Amendment and Restatement, dated March 1, 2016 (incorporated by reference to Exhibit 3.1 to the Company's Registration Statement on Form 10 filed on April 11, 2016).
3.3	Bylaws, dated January 11, 2016 (incorporated by reference to Exhibit 3.2 to the Company's Registration Statement on Form 10 filed on April 11, 2016).
10.1*	Third Amendment to Amended and Restated Limited Liability Company Agreement of Sebago Lake LLC, dated August 2, 2021, by and between Owl Rock Capital Corporation and Nationwide Life Insurance Company.
10.2

Sixth Amendment to Credit Agreement, dated as of July 8, 2021, by and among ORCC Financing II LLC, as borrower, Natixis, New York Brank, as administrative agent, State Street Bank and Trust Company, as collateral agent, collateral administrator and collateral custodian and the lenders identified therein (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K, filed July 14, 2021).

10.3

First Supplemental Indenture, dated as of July 9, 2021, among Owl Rock CLO IV, Ltd., as Issuer, Owl Rock CLO IV, LLC, as co-issuer and State Street Bank and Trust Company, as Trustee to the Indenture and Security Agreement, dated as of May 28, 2020, among the Issuer, the Co-Issuer and the Trustee (incorporated by reference to Exhibit 10.2 to the Company’s current report on Form 8-K, filed July 14, 2021).

10.4

Seventh Amendment to Senior Secured Revolving Credit Agreement, dated as of September 22, 2021, among Owl Rock Capital Corporation, the Lenders party thereto and Truist Bank, as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K, filed on September 24, 2021).

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

Owl Rock Capital Corporation
Date: November 3, 2021	By:	/s/ Craig W. Packer
Craig W. Packer
Chief Executive Officer
Owl Rock Capital Corporation

Date: November 3, 2021	By:	/s/ Jonathan Lamm
Jonathan Lamm
Chief Operating Officer and Chief Financial Officer