Form 10-K
period 2021-12-31
Owl Rock Capital Corp
filed 2022-02-23
CIK 1655888

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

The aggregate market value of the common stock held by non-affiliates of the registrant on June 30, 2021 based on the closing price on that date of $14.27 on The New York Stock Exchange, was approximately $5,596,943,582.

The number of shares of the registrant’s common stock $0.01 par value per share, outstanding at February 23, 2022 was 394,580,939.

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
•
the impact of the “COVID-19” pandemic and related changes in base interest rates and significant market volatility on our business, our portfolio companies, our industry and the global economy including as a result of recent supply chain disruptions;
•
interest rate volatility, including the decommissioning of LIBOR, could adversely affect our results, particularly because we use leverage as part of our investment strategy;
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

PART I

Item 1. Business

Our Company

Owl Rock Capital Corporation was formed on October 15, 2015 as a corporation under the laws of the State of Maryland. We are a specialty finance company focused on lending to U.S. middle-market companies. Since we began investment activities in April 2016 through December 31, 2021, our Adviser and its affiliates have originated $51.2 billion aggregate principal amount of investments, of which $48.2 billion of aggregate principal amount of investments prior to any subsequent exits or repayments, was retained by either us or a fund advised by our Adviser or its affiliates. Our capital will be used by our portfolio companies to primarily support growth, acquisitions, market or product expansion, refinancings and/or recapitalizations.

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

We define “middle market companies” to generally mean companies with earnings before interest expense, income tax expense, depreciation and amortization (“EBITDA”) between $10 million and $250 million annually, and/or annual revenue of $50 million to $2.5 billion at the time of investment. We may on occasion invest in smaller or larger companies if an attractive opportunity presents itself, especially when there are dislocations in the capital markets, including the high yield and syndicated loan markets. Our target credit investments will typically have maturities between three and ten years and generally range in size between $20 million and $250 million. The investment size will vary with the size of our capital base. As of December 31, 2021, excluding certain investments that fall outside of our typical borrower profile, our portfolio companies representing 84.8% of our total debt portfolio based on fair value, had weighted average annual revenue of $632 million and weighted average annual EBITDA of $136 million.

We invest in senior secured or unsecured loans, subordinated loans or mezzanine loans and, to a lesser extent, equity and equity-related securities including warrants, preferred stock and similar forms of senior equity, which may or may not be convertible into a portfolio company’s common equity. Our investment objective is to generate current income and, to a lesser extent, capital appreciation by targeting investment opportunities with favorable risk-adjusted returns. While we believe that current market conditions favor extending credit to middle market companies in the United States, our investment strategy is intended to generate favorable returns across credit cycles with an emphasis on preserving capital. As of December 31, 2021, based on fair value, our portfolio consisted of 74.9% first lien debt investments, 15.1% second-lien debt investments, 1.5% unsecured debt investments, 1.9% investment funds and vehicles, 2.1% preferred equity investments and 4.5% common equity investments. As of December 31, 2021, 98.9% of our debt investments based on fair value are floating rate in nature and subject to interest rate floors. As of December 31, 2021, we had investments in 143 portfolio companies, with an average investment size in each of our portfolio companies of approximately $89.1 million based on fair value.

As of December 31, 2021, our portfolio was invested across 27 different industries. The largest industry in our portfolio as of December 31, 2021 was internet software and services, which represented, as a percentage of our portfolio, 11.3%, based on fair value.

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

The Adviser is an indirect subsidiary of Blue Owl Capital Inc. ("Blue Owl") (NYSE: OWL) and part of Owl Rock, a division of Blue Owl focused on direct lending. To achieve our investment objective, we will leverage Blue Owl's, and, in particular, the Adviser’s investment team’s extensive network of relationships with other sophisticated institutions to source, evaluate and, as appropriate, partner with on transactions. There are no assurances that we will achieve our investment objective.

We may borrow money from time to time if immediately after such borrowing, the ratio of our total assets (less total liabilities other than indebtedness represented by senior securities) to our total indebtedness represented by senior securities plus preferred stock, if any, is at 150%. This means that generally, we can borrow up to $2 for every $1 of investor equity.

We currently have in place a senior secured revolving credit facility (the “Revolving Credit Facility”) and three special purpose vehicle asset credit facilities (the “SPV Asset Facility II,” the “SPV Asset Facility III,” and the “SPV Asset Facility IV,” respectively), and in the future may enter into additional credit facilities. In addition, we have outstanding unsecured notes maturing in 2024, 2025,

2026, 2027 and 2028 (the “2024 Notes,” the “2025 Notes,” the “July 2025 Notes,” the “2026 Notes,” the “July 2026 Notes,” the "2027 Notes" and the "2028 Notes," respectively) in registered offerings and in the future may issue additional unsecured notes. The special purpose vehicle asset credit facilities are financing facilities pursuant to which we formed wholly owned subsidiaries, or SPVs, which enter into credit agreements. We periodically sell and contribute investments to the SPVs and the SPVs use the proceeds from the credit agreements to finance the purchase of assets, including from us. We have also entered into six term debt securitization transactions, also known as collateralized loan obligation transactions (“CLO I,” “CLO II,” “CLO III,” “CLO IV,” “CLO V” and "CLO VI," respectively) and in the future may enter into additional collateralized loan obligation transactions. We expect to use our credit facilities and other borrowings, along with proceeds from the rotation of our portfolio, to finance our investment objectives. See “— Regulation as a Business Development Company” for discussion of BDC regulation and other regulatory considerations. See “ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — Debt.”

The Adviser and Administrator – Owl Rock Capital Advisors LLC

Owl Rock Capital Advisors LLC serves as our investment adviser pursuant to an amended and restated investment advisory agreement between us and the Adviser (the "Investment Advisory Agreement"). See “Investment Advisory Agreement” below. The Adviser also serves as our Administrator pursuant to an amended and restated administration agreement between us and the Adviser. The Adviser is registered with the SEC as an investment adviser under the Investment Advisers Act of 1940, as amended (the “Advisers Act”). The Adviser is an indirect subsidiary of Blue Owl Capital Inc. ("Blue Owl") (NYSE: OWL) and part of Owl Rock, a division of Blue Owl focused on direct lending. Owl Rock is led by its three co-founders, Douglas I. Ostrover, Marc S. Lipschultz and Craig W. Packer. The Adviser’s investment team (the “Investment Team”) is led by Douglas I. Ostrover, Marc S. Lipschultz and Craig W. Packer and is supported by certain members of the Adviser’s senior executive team and the investment committee (the “Investment Committee”). The Investment Committee is comprised of Douglas I. Ostrover, Marc S. Lipschultz, Craig W. Packer, Alexis Maged and Jeff Walwyn. Subject to the overall supervision of the Board, the Adviser manages our day-to-day operations, and provides investment advisory and management services to us.

The Adviser is affiliated with Owl Rock Technology Advisors LLC (“ORTA”), Owl Rock Technology Advisors II LLC ("ORTA II"), Owl Rock Technology Opportunities Advisers LLC ("ORTOA"), Owl Rock Capital Private Fund Advisors LLC (“ORCPFA”) and Owl Rock Diversified Advisors LLC (“ORDA" and together with the Adviser, ORTA, ORTA II, ORTOA and ORCPFA, the “Owl Rock Advisors”). The Owl Rock Advisors are indirect subsidiaries of Blue Owl and comprise the Owl Rock division of Blue Owl. As of December 31, 2021, the Owl Rock Advisors managed $39.2 billion in AUM. The Owl Rock Advisors focus on direct lending to middle market companies primarily in the United States under the following four investment strategies:

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

The diversified lending strategy is currently managed through four BDCs: the Company, Owl Rock Capital Corporation II (“ORCC II”), Owl Rock Capital Corporation III (“ORCC III”), Owl Rock Core Income Corp. (“ORCIC”); and private funds (the "Diversified Lending Funds").

As of December 31, 2021, the Owl Rock Advisors have $25.8 billion of assets under management across these products.

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

The technology lending strategy is managed through three BDCs: Owl Rock Technology Finance Corp. (“ORTF”), Owl Rock Technology Income Corp. ("ORTIC") and Owl Rock Technology Finance Corp. II ("ORTF II") and together with the Company, ORCC II, ORCC III and ORCIC, the “Owl Rock BDCs”).

As of December 31, 2021, the Owl Rock Advisors have $7.9 billion of assets under management across these products.

First Lien Lending. The Owl Rock Advisers seek to realize significant current income with an emphasis on preservation of capital primarily through originating primary transactions in and, to a lesser extent, secondary transactions of first lien senior secured loans in or related to middle market businesses based primarily in the United States.

	The first lien lending strategy is managed through private funds and separately managed accounts (the “First Lien Funds”).	As of December 31, 2021, the Owl Rock Advisors have $3.5 billion of assets under management across these products.

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

The opportunistic lending strategy is managed through private funds and separately managed accounts (the “Opportunistic Lending Funds” and together with the First Lien Funds and the Diversified Lending Funds, the “Owl Rock Private Funds”).

As of December 31, 2021, the Owl Rock Advisors have $2.0 billion of assets under management across these products.

We refer to the Owl Rock BDCs and the Owl Rock Private Funds, as the “Owl Rock Clients.” Blue Owl consists of three divisions: Owl Rock, which focuses on direct lending, Dyal, which focuses on providing capital to institutional alternative asset managers and Oak Street, which focuses on real estate strategies. In addition, Blue Owl has entered into a definitive purchase agreement to acquire Wellfleet Credit Partners ("Wellfleet") from affiliates of Littlejohn & Co., LLC. Wellfleet manages 16 collateralized loan obligation portfolios of broadly syndicated leveraged loans (the "Wellfleet CLOs"). Upon closing of the transaction, which is subject to closing conditions, Wellfleet will become part of the Owl Rock division of Blue Owl. The Wellfleet CLOs invest across credit strategies.

Owl Rock Clients may have overlapping objectives with us. The Adviser and its affiliates may face conflicts in the allocation of investment opportunities to us and others. In order to address these conflicts, the Owl Rock Advisers have put in place an allocation policy that addresses the allocation of investment opportunities as well as co-investment restrictions under the 1940 Act.

In addition, we, the Adviser and certain of its affiliates have been granted exemptive relief by the SEC to co-invest with other funds managed by the Adviser or its affiliates in a manner consistent with our investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors. Pursuant to such exemptive relief, we generally are permitted to co-invest with certain of our affiliates if a “required majority” (as defined in Section 57(o) of the 1940 Act) of our independent directors make certain conclusions in connection with a co-investment transaction, including that (1) the terms of the transaction, including the consideration to be paid, are reasonable and fair to us and our shareholders and do not involve overreaching by us or our shareholders on the part of any person concerned, (2) the transaction is consistent with the interests of our shareholders and is consistent with our investment objective and strategies, (3) the investment by our affiliates would not disadvantage us, and our participation would not be on a basis different from or less advantageous than that on which our affiliates are investing and (4) the proposed investment by us would not benefit the Adviser or its affiliates or any affiliated person of any of them (other than parties to the transaction), except to the extent permitted by the exemptive relief and applicable law, including the limitations set forth in Section 57(k) of the 1940 Act.

In addition, pursuant to an exemptive order issued by the SEC on April 8, 2020 and applicable to all BDCs, through December 31, 2020, we were permitted, subject to the satisfaction of certain conditions, to complete follow-on investments in our existing portfolio companies with certain other funds managed by the Adviser or its affiliates and covered by our exemptive relief, even if such private funds had not previously invested in such existing portfolio company. Without this order, private funds would generally not be able to participate in such follow-on investments with us unless the private funds had previously acquired securities of the portfolio company in a co-investment transaction with us. Although the conditional exemptive order has expired, the SEC’s Division of Investment Management has indicated that until March 31, 2022, it will not recommend enforcement action, to the extent that any BDC with an existing coinvestment order continues to engage in certain transactions described in the conditional exemptive order, pursuant to the same terms and conditions described therein. The Owl Rock Advisers’ allocation policy incorporates the conditions of the exemptive relief. As a result of the exemptive relief, there could be significant overlap in our investment portfolio and the investment portfolio of the Owl Rock Clients and/or other funds managed by the Adviser or its affiliates that could avail themselves of the exemptive relief and that have an investment objective similar to ours. See “Item 1A. Risk Factors —Risks Related to our Adviser and its Affiliates — We may compete for capital and investment opportunities with other entities managed by our Adviser or its affiliates, subjecting our Adviser to certain conflicts of interest.

The Adviser or its affiliates may engage in certain origination activities and receive attendant arrangement, structuring or similar fees from portfolio companies. See “Item 1A. Risk Factors —Risks Related to our Adviser and its Affiliates — The Adviser and its affiliates may face conflicts of interest with respect to services performed for issuers in which we invest.”

The Adviser’s address is 399 Park Avenue, 38th floor, New York, NY 10022.

Market Trends

We believe the middle-market lending environment provides opportunities for us to meet our goal of making investments that generate attractive risk-adjusted returns.

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

Robust Demand for Debt Capital. We believe U.S. middle market companies will continue to require access to debt capital to refinance existing debt, support growth and finance acquisitions. In addition, we believe the large amount of uninvested capital held by funds of private equity firms, estimated by Preqin Ltd., an alternative assets industry data and research company, to be $1.7 trillion as of January 2022 will continue to drive deal activity. We expect that private equity sponsors will continue to pursue acquisitions and leverage their equity investments with secured loans provided by companies such as us.

The Middle Market is a Large Addressable Market. According to GE Capital’s National Center for the Middle Market 4th quarter 2021 Middle Market Indicator, there are approximately 200,000 U.S. middle market companies, which have approximately 48 million aggregate employees. Moreover, the U.S. middle market accounts for one-third of private sector gross domestic product (“GDP”). GE defines U.S. middle market companies as those between $10 million and $1 billion in annual revenue, which we believe has significant overlap with our definition of U.S. middle market companies.

Attractive Investment Dynamics. An imbalance between the supply of, and demand for, middle market debt capital creates attractive pricing dynamics. We believe the directly negotiated nature of middle market financings also generally provides more favorable terms to the lender, including stronger covenant and reporting packages, better call protection, and lender-protective change of control provisions. Additionally, we believe BDC managers’ expertise in credit selection and ability to manage through credit cycles has generally resulted in BDCs experiencing lower loss rates than U.S. commercial banks through credit cycles. Further, we believe that historical middle market default rates have been lower, and recovery rates have been higher, as compared to the larger market capitalization, broadly distributed market, leading to lower cumulative losses. Lastly, we believe that in the current environment, lenders with available capital may be able to take advantage of attractive investment opportunities as the economy reopens and may be able to achieve improved economic spreads and documentation terms.

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

Experienced Team with Expertise Across all Levels of the Corporate Capital Structure. The members of the Investment Committee have an average of 25 years of experience in private lending and investing at all levels of a company’s capital structure, particularly in high yield securities, leveraged loans, high yield credit derivatives and distressed securities, as well as experience in operations, corporate finance and mergers and acquisitions. The members of the Investment Committee have diverse backgrounds with investing experience through multiple business and credit cycles. Moreover, certain members of the Investment Committee and other executives and employees of the Adviser and its affiliates have operating and/or investing experience on behalf of business development companies. We believe this experience provides the Adviser with an in-depth understanding of the strategic, financial and operational challenges and opportunities of middle market companies and will afford it numerous tools to manage risk while preserving the opportunity for attractive risk-adjusted returns on our investments and offering a diverse product set to help meet borrowers' needs.

Distinctive Origination Platform. To date, a substantial majority of our investments have been sourced directly. We believe that our origination platform provides us the ability to originate investments without the assistance of investment banks or other traditional Wall Street intermediaries.

The Investment Team includes 85 investment professionals and is responsible for originating, underwriting, executing and managing the assets of our direct lending transactions and for sourcing and executing opportunities directly. The Investment Team has significant experience as transaction originators and building and maintaining strong relationships with private equity sponsors and companies. In addition, we believe that as a result of the formation of Blue Owl and the combination of Owl Rock’s and Dyal Capital Partner’s relationships with the alternative asset management community the investment team has enhanced sourcing capabilities because of their ability to utilize Blue Owl’s resources and its relationships with the financial sponsor community and service providers, which we believe may result in an increased pipeline of deal opportunities.

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

Since its inception in April 2016 through December 31, 2021, the Adviser and its affiliates have reviewed nearly 6,000 opportunities and sourced potential investment opportunities from nearly 600 private equity sponsors and venture capital firms. We believe that the Adviser receives “early looks” and “last looks” based on its and Blue Owl's relationships, allowing it to be highly selective in the transactions it pursues.

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

Investments in Different Portfolio Companies and Industries. We seek to invest broadly among portfolio companies and industries, thereby potentially reducing the risk of any one company or industry having a disproportionate impact on the value of our portfolio; however, there can be no assurances in this regard. We seek to structure larger transactions and invest in recession-resistant industries that we are familiar with. We seek to invest not more than 20% of our portfolio in any single industry classification and target portfolio companies that comprise 1-2% of our portfolio (with no individual portfolio company generally expected to comprise greater than 5% of our portfolio).

Investment Process Overview

Origination and Sourcing. The Investment Team has an extensive network from which to source deal flow and referrals. Specifically, the Adviser sources portfolio investments from a variety of different investment sources, including among others, private equity sponsors, management teams, financial intermediaries and advisers, investment bankers, family offices, accounting firms and law firms. The Adviser focuses on sponsor-led leveraged buyouts, refinancings, recapitalizations and acquisitions and sponsors who value the ability to provide sizeable commitments; flexible and creative solutions; and certainty, speed and transparency. To a lesser extent, the Adviser may invest in broadly syndicated loans. The Adviser believes that its experience across different industries and transaction types makes the Adviser particularly qualified to source, analyze and execute investment opportunities with a focus on downside protection and a return of principal.

Due Diligence Process. The process through which an investment decision is made involves extensive research into the company, its industry, its growth prospects and its ability to withstand adverse conditions. If one or more members of the Investment Team responsible for the transaction determines that an investment opportunity should be pursued, the Adviser will engage in an intensive due diligence process focused on fundamental credit analysis and downside protection. Though each transaction may involve a somewhat different approach, the Adviser’s diligence of each opportunity could include:

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

Selective Investment Process. After an investment has been identified and preliminary diligence has been completed, an investment committee memorandum is prepared. This report is reviewed by the members of the Investment Team in charge of the potential investment and generally includes information on downside protection, asset coverage and collateral. If these members of the Investment Team are in favor of the potential investment, then a more extensive due diligence process, which may include significant analysis and focus on strategy and potential to recover par in default scenarios, is employed. Additional due diligence with respect to any investment may be conducted on our behalf by attorneys, independent accountants, and other third-party consultants and research firms prior to the closing of the investment, as appropriate on a case-by-case basis.

Structuring and Execution. Approval of an investment requires the approval of a majority of the Investment Committee. Once the Investment Committee has determined that a prospective portfolio company is suitable for investment, the Adviser works with the management team of that company and its other capital providers, including senior, junior and equity capital providers, if any, to finalize the structure and terms of the investment. With respect to an investment in broadly syndicated loans, a majority of the Investment Committee may approve parameters or guidelines pursuant to which the investment may be made.

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

An investment will be placed on the Adviser's credit watch list when select events occur and will only be removed from the watch list with oversight of the Investment Committee and/or other Owl Rock agent. Once an investment is on the credit watch list, the Adviser works with the borrower prior to payment default to resolve financial stress through amendments, waivers or other alternatives. If a borrower defaults on its payment obligations, the Adviser's focus shifts to capital recovery.

Structure of Investments

Our investment objective is to generate current income and, to a lesser extent, capital appreciation by targeting investment opportunities with favorable risk-adjusted returns.

We expect that generally our portfolio composition will be majority debt or income producing securities, which may include “covenant-lite” loans, with a lesser allocation to equity or equity-linked opportunities. In addition, we may invest a portion of our portfolio in opportunistic investments, which will not be our primary focus, but will be intended to enhance returns to our shareholders and from time to time, we may evaluate and enter into strategic portfolio transactions which may result in additional portfolio companies which we are considered to control. These investments may include high-yield bonds and broadly-syndicated loans. Our portfolio composition may fluctuate from time to time based on market conditions and interest rates.

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

Debt Investments. The terms of our debt investments are tailored to the facts and circumstances of each transaction. The Adviser negotiates the structure of each investment to protect our rights and manage our risk. We intend to invest in the following types of debt:

•
First-lien debt. First-lien debt typically is senior on a lien basis to other liabilities in the issuer’s capital structure and has the benefit of a first-priority security interest in assets of the issuer. The security interest ranks above the security interest of any second-lien lenders in those assets. Our first-lien debt may include stand-alone first-lien loans, “unitranche” loans (including “last out” portions of such loans), and secured corporate bonds with similar features to these categories of first-lien loans. As of December 31, 2021, 55% of our first lien debt was comprised of unitranche loans.
•
Stand-alone first lien loans. Stand-alone first-lien loans are traditional first-lien loans. All lenders in the facility have equal rights to the collateral that is subject to the first-priority security interest.
•
Unitranche loans. Unitranche loans (including the “last out” portions of such loans) combine features of first-lien, second-lien and mezzanine debt, generally in a first-lien position. In many cases, we may provide the issuer most, if not all, of the capital structure above their equity. The primary advantages to the issuer are the ability to negotiate the entire debt financing with one lender and the elimination of intercreditor issues. “Last out” first-lien loans have a secondary priority behind super-senior “first out” first-lien loans in the collateral securing the loans in certain circumstances. The arrangements for a “last out” first-lien loan are typically set forth in an “agreement among lenders,” which provides lenders with “first out” and “last out” payment streams based on a single lien on the collateral. Since the “first out” lenders generally have priority over the “last out” lenders for receiving payment under certain specified events of default, or upon the occurrence of other triggering events under intercreditor agreements or agreements among lenders, the “last out” lenders bear a greater risk and, in exchange, receive a higher effective interest rate, through arrangements among the lenders, than the “first out” lenders or lenders in stand-alone first-lien loans. Agreements among lenders also typically provide greater voting rights to the “last out” lenders than the intercreditor agreements to which second-lien lenders often are subject. Among the types of first-lien debt in which we may invest, “last out” first-lien loans generally have higher effective interest rates than other types of first-lien loans, since “last out” first-lien loans rank below standalone first-lien loans.
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

•
Broadly syndicated loans. Broadly syndicated loans (whose features are similar to those described under "First-lien debt" and "Second-lien debt" above) are typically originated and structured by banks on behalf of large corporate borrowers with employee counts, revenues, EBITDAs, and enterprise values larger than the middle-market characteristics described above. The proceeds of broadly syndicated loans are often used for leveraged buyout transactions, mergers and acquisitions, recapitalizations, refinancings, and financing capital expenditures. Broadly syndicated loans are typically distributed by the arranging bank to a diverse group of investors primarily consisting of: CLOs; senior secured loan and high yield bond mutual funds; closed-end funds, hedge funds, banks, and insurance companies; and finance companies. A borrower must comply with various covenants contained in a loan agreement or note purchase agreement between the borrower and the holders of the broadly syndicated loan. The broadly syndicated loans in which we invest may include loans that are considered "covenant-lite" loans, because of their lack of a full set of financial maintenance covenants.

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

Equity Investments. Our investment in a portfolio company could be or may include an equity interest, such as common stock or preferred stock, or equity linked interest, such as a warrant or profit participation right. We may make direct and indirect equity investments with or without a concurrent investment in a more senior part of the capital structure of the issuer.

Investment Portfolio

As of December 31, 2021 and 2020, we had made investments with an aggregate fair value of $12.7 billion and $10.8 billion, respectively, in 143 and 119 portfolio companies, respectively. Investments consisted of the following at December 31, 2021 and 2020:

	December 31, 2021			December 31, 2020
($ in thousands)	Amortized Cost	Fair Value	Net Unrealized Gain (Loss)	Amortized Cost	Fair Value	Net Unrealized Gain (Loss)
First-lien senior secured debt investments	$9,548,096	$9,539,774	$(8,322)	$8,483,799	$8,404,754	$(79,045)
Second-lien senior secured debt investments	1,919,453	1,921,447	1,994	2,035,151	2,000,471	(34,680)
Unsecured debt investments	197,198	196,485	(713)	56,473	59,562	3,089
Investment funds and vehicles(2)	249,714	247,061	(2,653)	107,837	105,546	(2,291)
Preferred Equity investments(3)	256,630	260,869	4,239	22,163	22,157	(6)
Common Equity investments(1)(3)	477,462	576,004	98,542	223,295	249,582	26,287
Total Investments	$12,648,553	$12,741,640	$93,087	$10,928,718	$10,842,072	$(86,646)

________________

(1)
Includes equity investment in Wingspire Capital Holdings LLC (“Wingspire”). See “ITEM 8. – CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA – Notes to Consolidated Financial Statements – Note 3. Agreements and Related Party Transactions” for more information regarding Wingspire Capital Holdings LLC.
(2)
Includes equity investment in ORCC SLF. See “ITEM 8. – CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA – Notes to Consolidated Financial Statements – Note 4. Investments” for more information regarding ORCC SLF.
(3)
As of December 31, 2020, preferred equity investments and common equity investments were reported in aggregate as equity investments.

As of December 31, 2021 and 2020, we had outstanding commitments to fund unfunded investments totaling $963.8 million and $880.6 million, respectively.

The industry composition of investments at fair value at December 31, 2021 and 2020 was as follows:

	December 31, 2021	December 31, 2020
Advertising and media	0.9%	1.0%
Aerospace and defense	2.9	2.7
Automotive	1.5	1.6
Buildings and real estate	5.4	5.6
Business services	3.3	5.7
Chemicals	2.3	2.2
Consumer products	4.0	2.3
Containers and packaging	1.3	2.0
Distribution	4.4	6.3
Education	1.0	2.6
Energy equipment and services	—	0.1
Financial services(1)	8.4	2.9
Food and beverage	6.2	8.7
Healthcare equipment and services	4.2	3.7
Healthcare providers and services	7.1	5.2
Healthcare technology	4.6	3.6
Household products	1.8	1.4
Human resource support services(3)	1.6	0.0
Infrastructure and environmental services	1.5	1.8
Insurance	8.8	8.9
Internet software and services	11.3	11.1
Investment funds and vehicles(2)	1.9	1.0
Leisure and entertainment	2.2	2.0
Manufacturing	5.7	5.3
Oil and gas	0.9	1.7
Professional services	3.0	5.6
Specialty retail	2.0	2.1
Telecommunications	—	0.5
Transportation	1.8	2.4
Total	100.0%	100.0%

________________

(1)
Includes equity investment in Wingspire. See “ITEM 8. – CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA – Notes to Consolidated Financial Statements – Note 3. Agreements and Related Party Transactions” for more information regarding Wingspire.
(2)
Includes investment in ORCC SLF. See “ITEM 8. – CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA – Notes to Consolidated Financial Statements – Note 4. Investments” for more information regarding ORCC SLF.
(3)
Rounds to less than 0.1% as of December 31, 2020.

The geographic composition of investments at fair value at December 31, 2021 and 2020 was as follows:

	December 31, 2021	December 31, 2020
United States:
Midwest	17.0%	18.2%
Northeast	19.7	16.7
South	38.2	42.3
West	18.6	17.2
International	6.5	5.6 (1)
Total	100.0%	100.0%

________________

(1)
As of December 31, 2020, the geographic composition of Belgium, Canada, Israel and the United Kingdom were 0.8%, 1.0%, 0.4% and 3.4%, respectively.

ORCC Senior Loan Fund (fka Sebago Lake LLC)

ORCC Senior Loan Fund (fka Sebago Lake LLC) ("ORCC SLF"), a Delaware limited liability company, was formed as a joint venture between us and The Regents of the University of California (“Regents”) and commenced operations on June 20, 2017. ORCC SLF’s principal purpose is to make investments, primarily in senior secured loans that are made to middle-market companies or in broadly syndicated loans. Through June 30, 2021, both we and Regents (the “Initial Members”) had a 50% economic ownership in ORCC SLF. Each of the Initial Members initially agreed to contribute up to $100 million to ORCC SLF. On July 26, 2018, each of the Initial Members increased their contribution to ORCC SLF up to an aggregate of $125 million. Effective as of June 30, 2021, capital commitments to ORCC SLF were increased to an aggregate of $371.5 million. In connection with this change, the Company increased its economic ownership interest to 87.5% from 50.0% and Regents transferred its remaining economic interest of 12.5% to Nationwide Life Insurance Company (“Nationwide” and together with us, the “Members” and each a “Member”). Except under certain circumstances, contributions to ORCC SLF cannot be redeemed. ORCC SLF is managed by the Members, each of which have equal voting rights. Investment decisions must be approved by each of the Members.

We have determined that ORCC SLF is an investment company under Accounting Standards Codification (“ASC”) 946; however, in accordance with such guidance, we will generally not consolidate our investment in a company other than a wholly owned investment company subsidiary or a controlled operating company whose business consists of providing services to the Company. Accordingly, we do not consolidate our non-controlling interest in ORCC SLF.

As of December 31, 2021 and 2020, ORCC SLF had total investments in senior secured debt at fair value, as determined by an independent valuation firm, of $790.3 million and $554.7 million, respectively. The following table is a summary of ORCC SLF’s portfolio as of December 31, 2021 and 2020:

($ in thousands)	December 31, 2021	December 31, 2020
Total senior secured debt investments(1)	$798,420	$563,555
Weighted average spread over LIBOR(1)	4.14%	4.45%
Number of portfolio companies	38	17
Largest funded investment to a single borrower(1)	$40,693	$49,625

________________

(1)
At par.

See “Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Portfolio and Investment Activity – ORCC SLF.”

Capital Resources and Borrowings

We anticipate generating cash in the future from the issuance of common stock and debt securities and cash flows from operations, including interest received on our debt investments.

Additionally, we are permitted, under specified conditions, to issue multiple classes of indebtedness and one class of shares senior to our common stock if our asset coverage, as defined in the 1940 Act, is at least equal to 150% immediately after each such issuance. Effective June 9, 2020, our asset coverage requirement applicable to senior securities was reduced from 200% to 150% and our current target leverage ratio is 0.90x-1.25x. As of December 31, 2021 and 2020, our asset coverage was 182% and 206%, respectively. See “Regulation as a Business Development Company – Senior Securities; Coverage Ratio” below.

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

Our debt obligations consisted of the following as of December 31, 2021 and 2020:

	December 31, 2021
($ in thousands)	Aggregate Principal Committed	Outstanding Principal	Amount Available(1)	Net Carrying Value(2)
Revolving Credit Facility(3)(5)	$1,655,000	$892,313	$707,370	$879,943
SPV Asset Facility II	350,000	100,000	250,000	95,668
SPV Asset Facility III	500,000	190,000	310,000	188,979
SPV Asset Facility IV	250,000	155,000	95,000	152,727
CLO I	390,000	390,000	—	386,989
CLO II	260,000	260,000	—	256,942
CLO III	260,000	260,000	—	257,937
CLO IV	292,500	292,500	—	287,342
CLO V	196,000	196,000	—	194,167
CLO VI	260,000	260,000	—	258,093
2024 Notes(4)	400,000	400,000	—	406,481
2025 Notes	425,000	425,000	—	419,674
July 2025 Notes	500,000	500,000	—	493,637
2026 Notes	500,000	500,000	—	491,085
July 2026 Notes	1,000,000	1,000,000	—	978,537
2027 Notes(4)	500,000	500,000	—	497,537
2028 Notes	850,000	850,000	—	833,588
Total Debt	$8,588,500	$7,170,813	$1,362,370	$7,079,326

________________

(1)
The amount available reflects any collateral related limitations at the Company level related to each credit facility’s borrowing base.
(2)
The carrying value of our Revolving Credit Facility, SPV Asset Facility II, SPV Asset Facility III, SPV Asset Facility IV, CLO I, CLO II, CLO III, CLO IV, CLO V, CLO VI, 2024 Notes, 2025 Notes, July 2025 Notes, 2026 Notes, July 2026 Notes, 2027 Notes and 2028 Notes are presented net of deferred financing costs of $12.4 million, $4.3 million, $1.0 million, $2.2 million, $3.0 million, $3.1 million, $2.1 million, $5.2 million, $1.8 million, $1.9 million, $5.0 million, $5.3 million, $6.4 million, $8.9 million, $21.5 million, $9.7 million and $16.4 million, respectively.
(3)
Includes the unrealized translation gain (loss) on borrowings denominated in foreign currencies.
(4)
Inclusive of change in fair market value of effective hedge.
(5)
The amount available is reduced by $55.3 million of outstanding letters of credit.

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

On February 23, 2022, the Board declared a distribution of $0.31 per share for shareholders of record on March 31, 2022 payable on or before May 13, 2022.

The following table reflects the distributions declared on shares of our common stock during the year ended December 31, 2021:

	December 31, 2021
Date Declared	Record Date	Payment Date	Distribution per Share
November 2, 2021	December 31, 2021	January 31, 2022	$0.31
August 3, 2021	September 30, 2021	November 15, 2021	$0.31
May 5, 2021	June 30, 2021	August 13, 2021	$0.31
February 23, 2021	March 31, 2021	May 14, 2021	$0.31

The following table reflects the distributions declared on shares of our common stock during the year ended December 31, 2020:

	December 31, 2020
Date Declared	Record Date	Payment Date	Distribution per Share
November 3, 2020	December 31, 2020	January 19, 2020	$0.31
May 28, 2019 (special dividend)	December 31, 2020	January 19, 2020	$0.08
August 4, 2020	September 30, 2020	November 13, 2020	$0.31
May 28, 2019 (special dividend)	September 30, 2020	November 13, 2020	$0.08
May 5, 2020	June 30, 2020	August 14, 2020	$0.31
May 28, 2019 (special dividend)	June 30, 2020	August 14, 2020	$0.08
February 19, 2020	March 31, 2020	May 15, 2020	$0.31
May 28, 2019 (special dividend)	March 31, 2020	May 15, 2020	$0.08

The following table reflects the distributions declared on shares of our common stock during the year ended December 31, 2019:

	December 31, 2019
Date Declared	Record Date	Payment Date	Distribution per Share
October 30, 2019	December 31, 2019	January 31, 2020	$0.31
May 28, 2019 (special dividend)	December 31, 2019	January 31, 2020	$0.04
May 28, 2019	September 30, 2019	November 15, 2019	$0.31
May 28, 2019 (special dividend)	September 30, 2019	November 15, 2019	$0.02
June 4, 2019	June 14, 2019	August 15, 2019	$0.44
February 27, 2019	March 31, 2019	May 14, 2019	$0.33

Dividend Reinvestment Plan

We have adopted a dividend reinvestment plan, pursuant to which we will reinvest all cash distributions declared by the Board on behalf of our shareholders who do not elect to receive their distribution in cash as provided below. As a result, if the Board authorizes, and we declare, a cash dividend or other distribution, then our shareholders who have not opted out of our dividend reinvestment plan will have their cash distributions automatically reinvested in additional shares of our common stock, rather than receiving the cash dividend or other distribution. As described below, we may purchase shares in the open market or use newly issued shares to implement the dividend reinvestment plan. Any fractional share otherwise issuable to a participant in the dividend reinvestment plan will instead be paid in cash.

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

The following table provides information regarding purchases of our common stock by Goldman, Sachs & Co., as agent, pursuant to the 10b5-1 plan for each month in the year ended December 31, 2020:

Period ($ in millions, except share and per share amounts)	Total Number of Shares Repurchased	Average Price Paid per Share	Approximate Dollar Value of Shares that have been Purchased Under the Plans	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan
January 1, 2020 - January 31, 2020	—	$—	$—	$150.0
February 1, 2020 - February 29, 2020	87,328	$15.17	$1.4	$148.6
March 1, 2020 - March 31, 2020	4,009,218	$12.46	$46.6	$102.0
April 1, 2020 - April 30, 2020	6,235,497	$11.95	$74.3	$27.7
May 1, 2020 - May 31, 2020	2,183,581	$12.76	$27.7	$—
June 1, 2020 - June 30, 2020	—	$—	$—	$—
July 1, 2020 - July 31, 2020	—	$—	$—	$—
August 1, 2020 - August 31, 2020	—	$—	$—	$—
Total	12,515,624		$150.0

On November 3, 2020, our Board approved a repurchase program (the “Repurchase Plan”) under which we may repurchase up to $100 million of our outstanding common stock. Under the program, purchases may be made at management’s discretion from time to time in open-market transactions, in accordance with all applicable securities laws and regulations.Unless extended by the Board, the repurchase program will terminate 12-months from the date it was approved. On November 2, 2021, the Board approved an extension to the Repurchase Plan and, unless further extended by the Board, the Repurchase Plan will terminate 12-months from that date. As of December 31, 2021, Goldman, Sachs & Co., as agent, has repurchased 186,150 shares of the Company’s common stock pursuant to the Repurchase Plan for approximately $2.6 million.

The following table provides information regarding purchases of our common stock by Goldman, Sachs & Co., as agent, pursuant to the Repurchase plan for each month in the year ended December 31, 2021:

Period ($ in millions, except share and per share amounts)	Total Number of Shares Repurchased	Average Price Paid per Share	Approximate Dollar Value of Shares that have been Purchased Under the Plans	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan
October 1, 2021 - October 31, 2021	—	$—	$—	$100.0
November 1, 2021 - November 30, 2021	22,900	$13.92	$0.3	$99.7
December 1, 2021 - December 31, 2021	163,250	$14.00	$2.3	$97.4
Total	186,150		$2.6

Competition

Our primary competitors in providing financing to middle market companies include public and private funds, other BDCs, commercial and investment banks, commercial finance companies and, to the extent they provide an alternative form of financing, private equity and hedge funds. Many of our competitors are substantially larger and have considerably greater financial, technical, and marketing resources than we do. Some competitors may have access to funding sources that are not available to us. In addition, some of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments and establish more relationships than us. Further, many of our competitors are not subject to the regulatory restrictions that the 1940 Act imposes on us as a business development company, or to the distribution and other requirements we must satisfy to qualify for RIC tax treatment. See “Item 1A. Risk Factors — Risk Related to Our Business — We may face increasing competition for investment opportunities, which could delay further deployment of our capital, reduce returns and result in losses.”

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

Term

The Investment Advisory Agreement was approved by the Board on January 12, 2021, as described further below under “Business – Board Approval of the Investment Advisory Agreement.” Unless earlier terminated as described below, the Investment Advisory Agreement will remain in effect for two years from the date it first became effective and from year-to-year thereafer if approved annually by a majority of the Board or by the holders of a majority of our outstanding voting securities and, in each case, a majority of the independent directors. As described below, the Investment Advisory Agreement became effective on May 18, 2021.

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

Board Approval of the Investment Advisory Agreement

On January 12, 2021, the Board held a meeting to consider and approve the continuation of the prior investment advisory agreement and, subject to the consummation of the transaction pursuant to which Owl Rock Capital Group, the parent of the Adviser (and a subsidiary of Owl Rock Capital Partners LP), and Dyal Capital Partners merged to form Blue Owl (the "Transaction"). The Transaction resulted in a change of control of the Adviser and was deemed an assignment of the prior investment advisory agreement between the Company and the Adviser. The Investment Advisory Agreement became effective on May 18, 2021, upon consummation of the Transaction, and the terms of the Investment Advisory Agreement are identical to the prior investment advisory agreement. The Company's shareholders approved the Investment Advisory Agreement at a meeting held on March 17, 2021. The Board was provided information it required to consider the Investment Advisory Agreement, including: (a) the nature, quality and extent of the advisory and other services to be provided to us by the Adviser; (b) comparative data with respect to advisory fees or similar expenses paid by other

BDCs, which could include employees of the Adviser or its affiliates; (c) our projected operating expenses and expense ratio compared to BDCs with similar investment objectives; (d) any existing and potential sources of indirect income to the Adviser from its relationship with us and the profitability of that relationship; (e) information about the services to be performed and the personnel performing such services under the Investment Advisory Agreement; (f) the organizational capability and financial condition of the Adviser and its affiliates; and (g) the possibility of obtaining similar services from other third-party service providers or through an internally managed structure.

Based on the information reviewed and the discussion thereof, the Board, including a majority of the non-interested directors, determined that the investment advisory fee rates are reasonable in relation to the services provided and approved the continuation of the prior investment advisory agreement and, subject to the consummation of the Transaction and the approval of the Company’s shareholders, the Investment Advisory Agreement as being in the best interests of our shareholders.

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

Unless earlier terminated as described below, the Administration Agreement will remain in effect for two years from the date it first became effective and from year-to-year thereafter if approved annually by a majority of the Board or by the holders of a majority of our outstanding voting securities and, in each case, a majority of the independent directors. We may terminate the Administration Agreement, without payment of any penalty, upon 60 days’ written notice. The decision to terminate the agreement may be made by a majority of the Board or the shareholders holding a Majority of the Outstanding Shares of our common stock. In addition, the Adviser may terminate the Administration Agreement, without payment of any penalty, upon 60 days’ written notice. To the extent that the Adviser outsources any of its functions we will pay the fees associated with such functions without profit to the Adviser.

The Administration Agreement became effective on May 18, 2021, upon consummation of the Transaction and the terms of the Administration Agreement are identical to the prior administration agreement. See "Business - The Adviser and Administrator - Owl Rock Capital Advisors LLC."

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

Affiliated Transactions

We may be prohibited under the 1940 Act from participating in certain transactions with our affiliates without prior approval of the directors who are not interested persons, and in some cases, the prior approval of the SEC. We, the Adviser and certain of its affiliates have been granted exemptive relief by the SEC to co-invest with other funds managed by the Adviser or certain of its affiliates, including the other Owl Rock Clients, in a manner consistent with our investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors. Pursuant to such exemptive relief, we are generally permitted to co-invest with certain of our affiliates if a “required majority” (as defined in Section 57(o) of the 1940 Act) of the Board make certain conclusions in connection with a co-investment transaction, including that (1) the terms of the transaction, including the consideration to be paid, are reasonable and fair to us and our shareholders and do not involve overreaching by us or our shareholders on the part of any person concerned, (2) the transaction is consistent with the interests of our shareholders and is consistent with our investment objective and strategies, (3) the investment by our affiliates would not disadvantage us, and our participation would not be on a basis different from or less advantageous than that on which our affiliates are investing and (4) the proposed investment by us would not benefit our Adviser or its affiliates or any affiliated person of any of them (other than the parties to the transaction), except to the extent permitted by the exemptive relief and applicable law, including the limitations set forth in Section 57(k) of the 1940 Act. In addition, pursuant to an exemptive order issued by the SEC on April 8, 2020 and applicable to all BDCs, through December 31, 2020, we were permitted, subject to the satisfaction of certain conditions, to complete follow-on investments in our existing portfolio companies with certain private funds managed by our Adviser or its affiliates and covered by our exemptive relief, even if such private funds had not previously invested in such existing portfolio company. Without this order, private funds would generally not be able to participate in such follow-on investments with the Company unless the private funds had previously acquired securities of the portfolio company in a co-investment transaction with the Company. Although the conditional exemptive order has expired, the SEC’s Division of Investment Management has indicated that until March 31, 2022, it will not recommend enforcement action, to the extent that any BDC with an existing coinvestment order continues to engage in certain transactions described in the conditional exemptive order, pursuant to the same terms and conditions described therein. The Owl Rock Advisers’ allocation policy seeks to ensure equitable allocation of investment opportunities over time between Blue Owl (including the Owl Rock Clients). As a result of the exemptive relief, there could be significant overlap in our investment portfolio and the investment portfolio of other Owl Rock Clients and/or other funds managed by the the Adviser or its affiliates that could avail themselves of the exemptive relief and that have an investment objective similar to ours.

License Agreement

We have also entered into a license agreement (the “License Agreement”) with an affiliate of Blue Owl, pursuant to which we were granted a non-exclusive license to use the name “Owl Rock.” Under the License Agreement, we have a right to use the Owl Rock name for so long as the Adviser or one of its affiliates remains our investment adviser. Other than with respect to this limited license, we have no legal right to the “Owl Rock” name or logo.

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

In addition, while any senior securities remain outstanding, we will be required to make provisions to prohibit any dividend distribution to our shareholders or the repurchase of such securities or shares unless we meet the applicable asset coverage ratios at the time of the dividend distribution or repurchase. We will also be permitted to borrow amounts up to 5% of the value of our total assets for temporary or emergency purposes, which borrowings would not be considered senior securities. For a discussion of the risks associated with leverage, see “ITEM 1A. RISK FACTORS — Risks Related to Business Development Companies — Regulations governing our operation as a BDC and RIC affect our ability to raise capital and the way in which we raise additional capital or borrow for investment purposes, which may have a negative effect on our growth. As a BDC, the necessity of raising additional capital may expose us to risks, including risks associated with leverage.”

Codes of Ethics. We and the Adviser have each adopted a code of ethics pursuant to Rule 17j-1 under the 1940 Act and Rule 204A-1 under the Advisers Act, respectively, that establishes procedures for personal investments and restricts certain personal securities transactions. Personnel subject to the code are permitted to invest in securities for their personal investment accounts, including securities that may be purchased or held by us, so long as such investments are made in accordance with the code’s requirements. Our code of ethics is available on the EDGAR Database on the SEC’s website at http://www.sec.gov.

Affiliated Transactions. We may be prohibited under the 1940 Act from conducting certain transactions with our affiliates without the prior approval of our directors who are not interested persons and, in some cases, the prior approval of the SEC. We, the Adviser, and certain affiliates have applied for and been granted exemptive relief by the SEC to co-invest with other funds managed by the Adviser or its affiliates in a manner consistent with our investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors. Pursuant to such exemptive relief, we generally are permitted to co-invest with certain of our affiliates if a “required majority” (as defined in Section 57(o) of the 1940 Act) of our independent directors makes certain conclusions in connection with a co-investment transactions, including that (1) the terms of the transaction, including the consideration to be paid, are reasonable and fair to us and our shareholders and do not involve overreaching of us or our shareholders on the part of any person concerned, (2) the transaction is consistent with the interests of our shareholders and is consistent with our investment objective and strategies, (3) the investment by our affiliates would not disadvantage us, and our participation would not be on a basis different from or less advantageous than that on which our affiliates are investing and (4) the proposed investment by us would not benefit our Adviser or its affiliates or any affiliated person of any of them (other than the parties to the transaction), except to the extent permitted by the exemptive relief and applicable law, including the limitations set forth in Section 57(k) of the 1940 Act. The Owl Rock Advisers’ allocation policy incorporates the conditions of the exemptive relief and seeks to ensure equitable allocation of investment opportunities between the Company and/or other funds managed by the Adviser or its affiliates over time. As a result of exemptive relief, there could be significant overlap in the Company’s investment portfolio and the investment portfolio of other Owl Rock Clients that could avail themselves of the exemptive relief and that have an investment objective similar to ours.

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
•
a corporation (or other entity treated as a corporation for U.S. federal income tax purposes) organized in or under the laws of the United States or of any political subdivision thereof;
•
a trust that is subject to the supervision of a court within the United States and the control of one or more U.S. persons or that has a valid election in effect under applicable U.S. Treasury Regulations to be treated as a U.S. person; or
•
an estate, the income of which is subject to U.S. federal income taxation regardless of its source.

A “Non-U.S. Shareholder” is a beneficial owner of our common stock that is neither a U.S. Shareholder nor a partnership for U.S. tax purposes.

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

Taxation as a Regulated Investment Company

We have elected to be treated and intend to qualify each year as a RIC. As a RIC, we generally will not have to pay U.S. federal income taxes at corporate rates on any ordinary income or capital gains that we distribute to our shareholders as dividends. To qualify as a RIC, we must, among other things, meet certain source-of-income and asset diversification requirements (as described below). In addition, in order to obtain RIC tax benefits, we must distribute to our shareholders, for each taxable year, at least 90% of our “investment company taxable income,” which is generally our ordinary income plus the excess of realized net short-term capital gains over realized net long-term capital losses (the “Annual Distribution Requirement”).

If we qualify as a RIC, and satisfy the Annual Distribution Requirement, then we will not be subject to U.S. federal income tax on the portion of our income we distribute (or are deemed to distribute) to our shareholders. We will be subject to U.S. federal income tax at the regular corporate rates on any income or capital gains not distributed (or deemed distributed) to our shareholders.

We will be subject to a 4% nondeductible U.S. federal excise tax on certain undistributed income unless we distribute in a timely manner an amount at least equal to the sum of (i) 98% of our net ordinary income for each calendar year, (ii) 98.2% of the amount by which our capital gains exceeds our capital losses (adjusted for certain ordinary losses) for the one-year period ending October 31 in that calendar year and (iii) certain undistributed amounts from previous years on which we paid no U.S. federal income tax (the “Excise Tax Avoidance Requirement”). While we intend to distribute any income and capital gains in order to avoid imposition of this 4% U.S. federal excise tax, we may not be successful in avoiding entirely the imposition of this tax. In that case, we will be liable for the tax only on the amount by which we do not meet the foregoing distribution requirement.

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
•
at least 50% of the value of our assets consists of cash, cash equivalents, U.S. Government securities, securities of other RICs, and other securities if such other securities of any one issuer do not represent more than 5% of the value of our assets or more than 10% of the outstanding voting securities of the issuer; and
•
no more than 25% of the value of our assets is invested in the (i) securities, other than U.S. Government securities or securities of other RICs, of one issuer, (ii) securities, other than securities of other RICs, of two or more issuers that are controlled, as determined under applicable Code rules, by us and that are engaged in the same or similar or related trades or businesses or (iii) securities of one or more “qualified publicly traded partnerships” (the “Diversification Tests”).

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

Although we do not presently expect to do so, we are authorized to borrow funds, to sell assets and to make taxable distributions of our stock and debt securities in order to satisfy the distribution requirements. Our ability to dispose of assets to meet our distribution requirements may be limited by (i) the illiquid nature of our portfolio and/or (ii) other requirements relating to our status as a RIC, including the Diversification Tests. If we dispose of assets in order to meet the Annual Distribution Requirement or the Excise Tax Avoidance Requirement, we may make such dispositions at times that, from an investment standpoint, are not advantageous. If we are unable to obtain cash from other sources to satisfy the Annual Distribution Requirement, we may fail to qualify for tax treatment as a RIC and become subject to tax as an ordinary corporation.

Under the 1940 Act, we are not permitted to make distributions to our shareholders while our debt obligations and other senior securities are outstanding unless certain “asset coverage” tests are met. If we are prohibited from making distributions, we may fail to qualify for tax treatment as a RIC and become subject to tax as an ordinary corporation.

Certain of our investment practices may be subject to special and complex U.S. federal income tax provisions that may, among other things: (i) disallow, suspend or otherwise limit the allowance of certain losses or deductions; (ii) convert lower taxed long-term capital gain into higher taxed short-term capital gain or ordinary income; (iii) convert an ordinary loss or a deduction into a capital loss (the deductibility of which is more limited); (iv) cause us to recognize income or gain without a corresponding receipt of cash; (v) adversely affect the time as to when a purchase or sale of securities is deemed to occur; (vi) adversely alter the characterization of certain complex financial transactions; and (vii) generate income that will not be qualifying income for purposes of the 90% Income Test described above. We will monitor our transactions and may make certain tax decisions in order to mitigate the potential adverse effect of these provisions.

A RIC is limited in its ability to deduct expenses in excess of its “investment company taxable income” (which is, generally, ordinary income plus the excess of net short-term capital gains over net long-term capital losses). If our expenses in a given year exceed our investment company taxable income, we would experience a net operating loss for that year. However, a RIC is not permitted to carry forward net operating losses to subsequent years. In addition, expenses can be used only to offset investment company taxable income, not net capital gain. Due to these limits on the deductibility of expenses, we may, for tax purposes, have aggregate taxable income for several years that we are required to distribute and that is taxable to our shareholders even if such income is greater than the aggregate net income we actually earned during those years. Such required distributions may be made from our cash assets or by liquidation of investments, if necessary. We may realize gains or losses from such liquidations. In the event we realize net capital gains from such transactions, a shareholder may receive a larger capital gain distribution than it would have received in the absence of such transactions.

Investment income received from sources within foreign countries, or capital gains earned by investing in securities of foreign issuers, may be subject to foreign income taxes withheld at the source. In this regard, withholding tax rates in countries with which the United States does not have a tax treaty can be as high as 35% or more. The United States has entered into tax treaties with many foreign countries that may entitle us to a reduced rate of or exemption from withholding tax on investment income and gains. The effective rate of foreign tax cannot be determined at this time since the amount of our assets to be invested within various countries is not now known. We do not anticipate being eligible for the special election that allows a RIC to treat foreign income taxes paid by such RIC as paid by its stockholders.

If we purchase shares in a “passive foreign investment company,” or PFIC, we may be subject to U.S. federal income tax on a portion of any “excess distribution” or gain from the disposition of such shares. Additional charges in the nature of interest may be imposed on us in respect of deferred taxes arising from such distributions or gains. This additional tax and interest may apply even if the we make a distribution in an amount equal to any “excess distribution” or gain from the disposition of such shares as a taxable dividend by us to our shareholders. If we invest in a PFIC and elect to treat the PFIC as a “qualified electing fund” under the Code, or QEF, in lieu of the foregoing requirements, we will be required to include in income each year a portion of the ordinary earnings and net capital gain of the QEF, even if such income is not distributed to us. Alternatively, we can elect to mark-to-market at the end of each taxable year our shares in a PFIC; in this case, we will recognize as ordinary income any increase in the value of such shares and as ordinary loss any decrease in such value to the extent it does not exceed prior increases included in income. Under either election, we may be required to recognize in a year income in excess of our distributions from PFICs and our proceeds from dispositions of PFIC stock during that year, and such income will nevertheless be subject to the Annual Distribution Requirement and will be taken into account for purposes of the 4% U.S. federal excise tax. We intend to limit and/or manage our holdings in PFICs to minimize our liability for any taxes and related interest charges.

If we hold more than 10% of the shares in a foreign corporation that is treated as a controlled foreign corporation, or “CFC,” we may be treated as receiving a deemed distribution (taxable as ordinary income) each year from such foreign corporation in an amount equal to our pro rata share of the corporation’s income for the tax year (including both ordinary earnings and capital gains), whether or not the corporation makes an actual distribution during such year. In general, a foreign corporation will be classified as a CFC if more than 50% of the shares of the corporation, measured by reference to combined voting power or value, is owned (directly, indirectly or by attribution) by U.S. Shareholders. A “U.S. Shareholder,” for this purpose, is any U.S. person that possesses (actually or constructively) 10% or more of the combined voting power of all classes of shares of a corporation or 10% or more of the total value of all classes of shares of a corporation. If we are treated as receiving a deemed distribution from a CFC, we will be required to include such distribution in our investment company taxable income regardless of whether we receive any actual distributions from such CFC, and we must distribute such income to satisfy the Annual Distribution Requirement and the Excise Tax Avoidance Requirement.

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

If we fail to qualify for treatment as a RIC, and certain amelioration provisions are not applicable, we would be subject to tax on all of our taxable income (including our net capital gains) at regular corporate rates. We would not be able to deduct distributions to our shareholders, nor would they be required to be made. Distributions, including distributions of net long-term capital gain, would generally be taxable to our shareholders as ordinary dividend income to the extent of our current and accumulated earnings and profits. Subject to certain limitations under the Code, our corporate shareholders would be eligible to claim a dividend received deduction with respect to such dividend and our non-corporate shareholders would generally be able to treat such dividends as “qualified dividend income,” which is subject to reduced rates of U.S. federal income tax. Distributions in excess of our current and accumulated earnings and profits would be treated first as a return of capital to the extent of the shareholder’s adjusted tax basis, and any remaining distributions would be treated as a capital gain. In order to requalify as a RIC, in addition to the other requirements discussed above, we would be required to distribute all of our previously undistributed earnings attributable to the period we failed to qualify as a RIC by the end of the first year that we intend to requalify as a RIC. If we fail to requalify as a RIC for a period greater than two taxable years, we may be subject to tax at the regular corporate tax rate on any net built-in gains with respect to certain of our assets (i.e., the excess of the aggregate gains, including items of income, over aggregate losses that would have been realized with respect to such assets if we had been liquidated) that we elect to recognize on requalification or when recognized over the next five years.

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
•
We borrow money, which magnifies the potential for gain or loss and may increase the risk of investing in us.
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
•
We are subject to risks associated with the discontinuation of LIBOR, which will affect our cost of capital and results of operations.

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
•
Inflation may adversely affect the business, results of operations and financial condition of our portfolio companies.
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
•
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
•
The amount of any distributions we may make on our common stock is uncertain. We may not be able to pay distributions to shareholders, or be able to sustain distributions at any particular level, and our distributions per share, if any, may not grow over time, and our distributions per share may be reduced. We have not established any limit on the extent to which we may use borrowings, if any, and we may use offering proceeds to fund distributions (which may reduce the amount of capital we ultimately invest in portfolio companies).

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

As of the filing date of this Annual Report, there is a continued outbreak of the COVID-19 pandemic. This outbreak has led and for an unknown period of time will continue to lead to disruptions in local, regional, national and global markets and economies affected thereby. Many states, including those in which we and our portfolio companies operate, have issued orders requiring the closure of, or certain restrictions on the operation of, non-essential businesses and/or requiring residents to stay at home. The COVID-19 pandemic and restrictive measures taken to contain or mitigate its spread have caused, and are continuing to cause, business shutdowns, or the re-introduction of business shutdowns, cancellations of events and restrictions on travel, significant reductions in demand for certain goods and services, reductions in business activity and financial transactions, supply chain interruptions and overall economic and financial market instability both globally and in the United States. Such effects will likely continue for the duration of the pandemic, which is uncertain, and for some period thereafter.

While several countries, as well as certain states, counties and cities in the United States, began to relax the early public health restrictions with a view to partially or fully reopening their economies, many cities world-wide have since experienced a surge in the reported number of cases, hospitalizations and deaths related to the COVID-19 pandemic. This recent increase in cases led to the re-introduction of restrictions and business shutdowns in certain states, counties and cities in the United States and globally and could continue to lead to the re-introduction of such restrictions and business shutdowns elsewhere. Even after the COVID-19 pandemic subsides, the U.S. economy and most other major global economies may continue to experience a recession, and our business and operations, as well as the business and operations of our portfolio companies, could be materially adversely affected by a prolonged recession in the U.S. and other major markets.

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

The COVID-19 pandemic is continuing as of the filing date of this Annual Report, and its extended duration may have further adverse impacts on our portfolio companies after December 31, 2021, including for the reasons described herein.

Political, social and economic uncertainty, including uncertainty related to the COVID-19 pandemic, creates and exacerbates risks.

Social, political, economic and other conditions and events (such as natural disasters, epidemics and pandemics, terrorism, conflicts and social unrest) will occur that create uncertainty and have significant impacts on issuers, industries, governments and other systems, including the financial markets, to which companies and their investments are exposed. As global systems, economies and financial markets are increasingly interconnected, events that once had only local impact are now more likely to have regional or even global effects. Events that occur in one country, region or financial market will, more frequently, adversely impact issuers in other countries, regions or markets, including in established markets such as the United States. These impacts can be exacerbated by failures of governments and societies to adequately respond to an emerging event or threat.

Uncertainty can result in or coincide with, among other things: increased volatility in the financial markets for securities, derivatives, loans, credit and currency; a decrease in the reliability of market prices and difficulty in valuing assets (including portfolio company assets); greater fluctuations in spreads on debt investments and currency exchange rates; increased risk of default (by both government and private obligors and issuers); further social, economic, and political instability; nationalization of private enterprise; greater governmental involvement in the economy or in social factors that impact the economy; changes to governmental regulation and supervision of the loan, securities, derivatives and currency markets and market participants and decreased or revised monitoring of such markets by governments or self-regulatory organizations and reduced enforcement of regulations; limitations on the activities of investors in such markets; controls or restrictions on foreign investment, capital controls and limitations on repatriation of invested capital; the significant loss of liquidity and the inability to purchase, sell and otherwise fund investments or settle transactions (including, but not limited to, a market freeze); unavailability of currency hedging techniques; substantial, and in some periods extremely high rates of inflation, which can last many years and have substantial negative effects on credit and securities markets as well as the economy as a whole; recessions; and difficulties in obtaining and/or enforcing legal judgments.

For example, in December 2019, COVID-19 emerged in China and proceeded to spread rapidly to other countries, including the United States. See “—The COVID-19 pandemic has caused severe disruptions in the U.S. economy and has disrupted financial activity in the areas in which we or our portfolio companies operate.”

General uncertainty surrounding the dangers and impact of COVID-19 (including the preventative measures taken in response thereto) and additional uncertainty regarding new variants of COVID-19, most notably the Delta and Omicron variants, has to date created significant disruption in supply chains and economic activity, contributed to labor difficulties and is having a particularly adverse impact on transportation, hospitality, tourism, entertainment and other industries, including industries in which certain of our portfolio companies operate which has in turn created significant business disruption issues for certain of our portfolio companies, and materially and adversely impacted the value and performance of certain of our portfolio companies.

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

The U.S. capital markets have experienced extreme volatility and disruption since the emergence of the COVID-19 pandemic, as evidenced by the volatility in global stock markets as a result of, among other things, uncertainty surrounding the pandemic and the fluctuating price of commodities such as oil. Despite actions of the U.S. federal government and foreign governments, these events have contributed to unpredictable general economic conditions that are materially and adversely impacting the broader financial and credit markets and reducing the availability of debt and equity capital for the market as a whole. These conditions could continue for a prolonged period of time or worsen in the future.

Given the ongoing and dynamic nature of the circumstances, it is difficult to predict the full impact of the COVID-19 pandemic on our business. The extent of such impact will depend on future developments, which are highly uncertain, including the duration or reoccurrence of any potential business or supply chain disruption, the duration and severity of the COVID-19 pandemic and the actions taken by governments and their citizens to contain the COVID-19 pandemic or treat its impact. As the result of the COVID-19 pandemic and the related adverse local and national economic consequences, we could be subject to any of the following risks, any of which could have a material, adverse effect on our business, financial condition, liquidity, and results of operations:

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
•
Significant changes in the capital markets may adversely affect the pace of our investment activity and economic activity generally.
•
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

Conditions in the U.S. corporate debt market may experience disruption or deterioration, such as the disruptions resulting from the COVID-19 pandemic or any future disruptions, which may cause pricing levels to decline or be volatile. As a result, our net asset value could decline through an increase in unrealized depreciation and incurrence of realized losses in connection with the sale or other disposition of our investments, which could have a material adverse effect on our business, financial condition and results of operations.

Global economic, political and market conditions may adversely affect our business, financial condition and results of operations, including our revenue growth and profitability.

The current worldwide financial markets situation, as well as various social and political tensions in the United States and around the world (including wars and other forms of conflict, terrorist acts, security operations and catastrophic events such as fires, floods, earthquakes, tornadoes, hurricanes and global health epidemics), may contribute to increased market volatility, may have long term effects on the United States and worldwide financial markets, and may cause economic uncertainties or deterioration in the United States and worldwide. For example, the COVID-19 pandemic continues to adversely impact global commercial activity and has contributed to significant volatility in financial markets. We monitor developments and seek to manage our investments in a manner consistent with achieving our investment objective, but there can be no assurance that we will be successful in doing so. See “—Political, social and economic uncertainty, including uncertainty related to the COVID-19 pandemic, creates and exacerbates risks.”

Economic recessions or downturns could impair our portfolio companies and harm our operating results.

Many of our portfolio companies may be susceptible to economic slowdowns or recessions and may be unable to repay our debt investments during these periods. The COVID-19 pandemic has disrupted economic markets, and the prolonged economic impact is uncertain. In the past, instability in the global capital markets resulted in disruptions in liquidity in the debt capital markets, significant write-offs in the financial services sector, the re-pricing of credit risk in the broadly syndicated credit market and the failure of major domestic and international financial institutions. In particular, in past periods of instability, the financial services sector was negatively impacted by significant write-offs as the value of the assets held by financial firms declined, impairing their capital positions and abilities to lend and invest. In addition, continued uncertainty surrounding the negotiation of trade deals between Britain and the European Union following the United Kingdom’s exit from the European Union and uncertainty between the United States and other countries, including China, with respect to trade policies, treaties, and tariffs, among other factors, have caused disruption in the global markets. There can be no assurance that market conditions will not worsen in the future.

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

We may acquire a significant percentage of our investments from privately held companies in directly negotiated transactions. Substantially all of these investments are subject to legal and other restrictions on resale or are otherwise less liquid than exchange-listed securities or other securities for which there is an active trading market.

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

We borrow money, which magnifies the potential for gain or loss and may increase the risk of investing in us.

The use of borrowings, also known as leverage, increases the volatility of investments by magnifying the potential for gain or loss on invested equity capital. We currently borrow under our credit facilities and have issued or assumed other senior securities, and in the future may borrow from, or issue additional senior securities to, banks, insurance companies, funds, institutional investors and other lenders and investors. Holders of these senior securities have fixed-dollar claims on our assets that are superior to the claims of our shareholders. If the value of our assets decreases, leveraging would cause our net asset value to decline more sharply than it otherwise would have if we did not employ leverage. Similarly, any decrease in our income would cause net income to decline more sharply than it would have had we not borrowed. Such a decline could negatively affect our ability to service our debt or make distributions to our shareholders. In addition, our shareholders will bear the burden of any increase in our expenses as a result of our use of leverage, including interest expenses and any increase in the base management or incentive fees payable to our Adviser attributable to the increase in assets purchased using leverage. There can be no assurance that a leveraging strategy will be successful.

Our ability to service any borrowings that we incur will depend largely on our financial performance and will be subject to prevailing economic conditions and competitive pressures. Moreover, the management fee will be payable based on our average gross assets excluding cash and cash equivalents but including assets purchased with borrowed amounts, which may give our Adviser an incentive to use leverage to make additional investments. See “—Our fee structure may create incentives for our Adviser to make speculative investments or use substantial leverage.” The amount of leverage that we employ will depend on our Adviser’s and our Board’s assessment of market and other factors at the time of any proposed borrowing. We cannot assure you that we will be able to obtain credit at all or on terms acceptable to us, which could affect our return on capital. However, to the extent that we use leverage to finance our assets, our financing costs will reduce cash available for distributions to shareholders. Moreover, we may not be able to meet our financing obligations and, to the extent that we cannot, we risk the loss of some or all of our assets to liquidation or sale to satisfy the obligations. In such an event, we may be forced to sell assets at significantly depressed prices due to market conditions or otherwise, which may result in losses.

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

	Assumed Return on Our Portfolio (Net of Expenses)
	-10%	-5%	0%	5%	10%
Corresponding return to common shareholder(1)	-26.0%	-14.8%	-3.6%	7.6%	18.8%

(1)
Assumes, as of December 31, 2021, (i) $13.3 billion in total assets, (ii) $7.2 billion in outstanding indebtedness, (iii) 5.9 billion in net assets and (iv) weighted average interest rate, excluding amortization of financing costs and marking to market value on fair value of interest rate swaps, of 3.0%.

See “ITEM 7 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — Financial Condition, Liquidity and Capital Resources” for more information regarding our borrowings.

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

We may want to obtain additional debt financing, or need to do so upon maturity of our credit facilities, in order to obtain funds which may be made available for investments. The revolving period under the Revolving Credit Facility ends on March 31, 2023, with respect to $60 million of commitments, September 3, 2024, with respect to $15 million of commitments (together, the "Non-Extending Commitments"), and on September 22, 2025, with respect to the remaining commitments. The Revolving Credit Facility will mature on April 2, 2024 with respect to $60 million of commitments, September 3, 2025, with respect to $15 million of commitments, and on September 22, 2026, with respect to the remaining commitments. The three special purpose vehicle asset credit facilities, SPV Asset Facility II, SPV Asset Facility III and SPV Asset Facility IV, mature on May 22, 2028, December 14, 2023, and April 1, 2030, 2029, respectively. The 2024 Notes, the 2025 Notes, the July 2025 Notes, the 2026 Notes, the July 2026 Notes, the 2027 Notes and the 2028 Notes mature on April 15, 2024, March 31, 2025, July 22, 2025, January 15, 2026, July 15, 2026, January 15, 2027 and June 11, 2028, respectively. CLO I, CLO II, CLO III, CLO IV, CLO V and CLO VI (collectively, the “CLOs”) mature on May 20, 2031, January 20, 2031, April 20, 2032, May 20, 2029, November 20, 2029 and June 21, 2032, respectively. If we are unable to increase, renew or replace any such facilities and enter into new debt financing facilities or other debt financing on commercially reasonable terms, our liquidity may be reduced significantly. In addition, if we are unable to repay amounts outstanding under any such facilities and are declared in default or are unable to renew or refinance these facilities, we may not be able to make new investments or operate our business in the normal course. These situations may arise due to circumstances that we may be unable to control, such as lack of access to the credit markets, a severe decline in the value of the U.S. dollar, an economic downturn or an operational problem that affects us or third parties, and could materially damage our business operations, results of operations and financial condition.

Our ability to achieve our investment objective depends on our Adviser’s ability to manage and support our investment process. If our Adviser were to lose a significant number of its key professionals, or terminate the Investment Advisory Agreement, our ability to achieve our investment objective could be significantly harmed.

We do not have any employees. Additionally, we have no internal management capacity other than our appointed executive officers and will be dependent upon the investment expertise, skill and network of business contacts of our Adviser to achieve our investment objective. Our Adviser will evaluate, negotiate, execute, monitor, and service our investments. Our success will depend to a significant extent on the continued service and coordination of our Adviser, including its key professionals. The departure of a significant number of key professionals from our Adviser could have a material adverse effect on our ability to achieve our investment objective.

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

We may compete for investments with other BDCs and investment funds (including registered investment companies, private equity funds and mezzanine funds), including the Owl Rock Clients or other funds managed by the Adviser or its affiliates comprising Owl Rock, the private funds managed by Dyal and the funds and accounts managed by Oak Street (the "Blue Owl Clients"), , as well as traditional financial services companies such as commercial banks and other sources of funding. Moreover, alternative investment vehicles, such as hedge funds, continue to increase their investment focus in our target market of privately owned U.S. companies. We may experience increased competition from banks and investment vehicles who may continue to lend to the middle market. Additionally, the U.S. Federal Reserve and other bank regulators may periodically provide incentives to U.S. commercial banks to originate more loans to U.S. middle market private companies. As a result of these market participants and regulatory incentives, competition for investment opportunities in privately owned U.S. companies is strong and may intensify. Many of our competitors are substantially larger and have considerably greater financial, technical, and marketing resources than we do. For example, some competitors may have a lower cost of capital and access to funding sources that are not available to us. In addition, some competitors may have higher risk tolerances or different risk assessments than us. These characteristics could allow our competitors to consider a wider variety of investments, establish more relationships and offer better pricing and more flexible structuring than we are able to do.

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

As a BDC, we are required to carry our investments at market value or, if no market value is ascertainable, at the fair value as determined in good faith in accordance with procedures established by our Board. Decreases in the market values or fair values of our investments relative to amortized cost will be recorded as unrealized depreciation. Any unrealized losses in our portfolio could be an indication of a portfolio company’s inability to meet its repayment obligations to us with respect to the affected loans. This could result in realized losses in the future and ultimately in reductions of our income available for distribution in future periods. In addition, decreases in the market value or fair value of our investments will reduce our net asset value. See “ITEM 7 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — Critical Accounting Policies — Investments at Fair Value.”

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

We are subject to risks associated with the discontinuation of LIBOR, which will affect our cost of capital and results of operations.

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

On March 5, 2021, the United Kingdom's Financial Conduct Authority (the "FCA"), which regulates LIBOR, announced that the 1-week and 2-month U.S. dollar LIBOR settings will cease publication after December 31, 2021 and the overnight 1, 3, 6 and 12 months U.S. dollar LIBOR settings will cease publication after June 30, 2023. However, the FCA has indicated it will not compel panel banks to continue to contribute to LIBOR after the end of 2021 and the Federal Reserve Board, the Office of the Comptroller of the Currency, and the Federal Deposit Insurance Corporation have encouraged banks to cease entering into new contracts that use U.S. dollar LIBOR as a reference rate no later than December 31, 2021.

To identify a successor rate for U.S. dollar LIBOR, the Alternative Reference Rates Committee ("ARRC"), a U.S.-based group convened by the U.S. Federal Reserve Board and the Federal Reserve Bank of New York, was formed. On July 29, 2021, the ARCC formally recommended the Secured Overnight Financing Rate (“SOFR”) as its preferred alternative replacement rate for LIBOR. SOFR is a measure of the cost of borrowing cash overnight, collateralized by U.S. Treasury securities, and is based on directly observable U.S. Treasury-backed repurchase transactions Although SOFR appears to be the preferred replacement rate for U.S. dollar LIBOR, at this time, it is not possible to predict the effect of any such changes, any establishment of alternative reference rates or other reforms to LIBOR that may be enacted in the United States, United Kingdom or elsewhere. Although there have been a few issuances utilizing SOFR or the Sterling Over Night Index Average, an alternative reference rate that is based on transactions, it is unknown whether these alternative reference rates will attain market acceptance as replacements for LIBOR.

The elimination of LIBOR or any other changes or reforms to the determination or supervision of LIBOR could have an adverse impact on the market value of and/or transferability of any LIBOR-linked securities, loans, and other financial obligations or extensions of credit held by or due to us or on our overall financial condition or results of operations. In addition, while the majority of our LIBOR-linked loans contemplate that LIBOR may cease to exist and allow for amendment to a new base rate without the approval of 100% of the lenders, if LIBOR ceases to exist, we will still need to renegotiate the credit agreements extending beyond June 2023 with our portfolio companies that utilize LIBOR as a factor in determining the interest rate, in order to replace LIBOR with the new standard that is established, which may have an adverse effect on our overall financial condition or results of operations. Following the replacement of LIBOR, some or all of these credit agreements may bear interest at a lower interest rate, which could have an adverse impact on the value and liquidity of our investment in these portfolio companies and, as a result on our results of operations. Moreover, if LIBOR ceases to exist, we may need to renegotiate certain terms of our credit facilities. If we are unable to do so, amounts drawn under our credit facilities may bear interest at a higher rate, which would increase the cost of our borrowings and, in turn, affect our results of operations. In addition, The transition from LIBOR to SOFR or other alternative reference rates may also introduce operational risks in our accounting, financial reporting, loan servicing, liability management and other aspects of our business. We are assessing the impact of a transition from LIBOR; however, we cannot reasonably estimate the impact of the transition at this time.

We are subject to risks related to corporate social responsibility.

Our business faces increasing public scrutiny related to environmental, social and governance (“ESG”) activities, which are increasingly considered to contribute to the long-term sustainability of a company’s performance. A variety of organizations measure the performance of companies on ESG topics, and the results of these assessments are widely publicized. In addition, investment in funds that specialize in companies that perform well in such assessments are increasingly popular, and major institutional investors have publicly emphasized the importance of such ESG measures to their investment decisions.

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

Additionally, new regulatory initiatives related to ESG could adversely affect our business. For example, in May 2018, the European Commission adopted an “action plan on financing sustainable growth.” The action plan is, among other things, designed to define and reorient investment toward sustainability. The action plan contemplates: establishing EU labels for green financial products; increasing disclosure requirements in the financial services sector around ESG and strengthening the transparency of companies on their ESG policies and introducing a ‘green supporting factor’ in the EU prudential rules for banks and insurance companies to incorporate climate risks into banks’ and insurance companies’ risk management policies. There is a risk that a significant reorientation in the market following the implementation of these and further measures could be adverse to our portfolio companies if they are perceived to be less valuable as a consequence of, e.g., their carbon footprint or “greenwashing” (i.e., the holding out of a product as having green or sustainable characteristics where this is not, in fact, the case). We and our portfolio companies are subject to the risk that similar measures might be introduced in other jurisdictions in the future. In addition, the SEC has announced that it may require disclosure of certain ESG-related matters. At this time, there is uncertainty regarding the scope of such proposals or when they would become effective (if at all). Compliance with any new laws or regulations increases our regulatory burden and could make compliance more difficult and expensive, affect the manner in which we or our portfolio companies conduct our businesses and adversely affect our profitability.

Risks Related to Our Adviser and Its Affiliates

The Adviser and its affiliates, including our officers and some of our directors, may face conflicts of interest caused by compensation arrangements with us and our affiliates, which could result in increased risk-taking by us.

The Adviser and its affiliates will receive substantial fees from us in return for their services. These fees may include certain incentive fees based on the amount of appreciation of our investments. These fees could influence the advice provided to us. Generally, the more equity we sell in public offerings and the greater the risk assumed by us with respect to our investments, including through the use of leverage, the greater the potential for growth in our assets and profits, and, correlatively, the fees payable by us to our Adviser. These compensation arrangements could affect our Adviser’s or its affiliates’ judgment with respect to public offerings of equity, incurrence of debt, and investments made by us, which allow our Adviser to earn increased asset management fees.

The time and resources that individuals associated with our Adviser devote to us may be diverted, and we may face additional competition due to, among other things, the fact that neither our Adviser nor its affiliates is prohibited from raising money for or managing another entity that makes the same types of investments that we target.

Blue Owl is not prohibited from raising money for and managing future investment entities, in addition to the Blue Owl Clients, that make the same or similar types of investments as those we target. As a result, the time and resources that our Adviser devotes to us may be diverted, and during times of intense activity in other investment programs they may devote less time and resources to our business than is necessary or appropriate. In addition, we may compete with any such investment entity also managed by the Adviser or its affiliates for the same investors and investment opportunities. Furthermore, certain members of the investment committee or our affiliates are officers of Blue Owl and will devote a portion of their time to the operations of Blue Owl, including with respect to public company compliance, investor relations and other matters that did not apply to Owl Rock prior to the formation of Blue Owl.

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

Because our Adviser and its affiliates manage assets for, or may in the future manage assets for, other investment companies, pooled investment vehicles and/or other accounts (including institutional clients, pension plans, co-invest vehicles and certain high net worth individuals), certain conflicts of interest are present. For instance, our Adviser and its affiliates may receive asset management performance-based, or other fees from certain accounts that are higher than the fees received by our Adviser from us. In addition, certain members of the investment committee and other executive and employees of our Adviser or its affiliates will hold and receive interest in Blue Owl and its affiliates, in addition to cash and carried interest compensation. In these instances, a portfolio manager for our Adviser may have an incentive to favor the higher fee and/or performance-based fee accounts over us and/or to favor Blue Owl. In addition, a conflict of interest exists to the extent our Adviser, its affiliates, or any of their respective executives, portfolio managers or employees have proprietary or personal investments in other investment companies or accounts or when certain other investment companies or accounts are investment options in our Adviser’s or its affiliates’ employee benefit plans or employee offerings. In these circumstances, personnel of our Adviser may have incentive to favor these other investment companies or accounts over us. Our board of directors will seek to monitor these conflicts but there can be no assurances that such monitoring will fully mitigate any such conflicts.
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

We may be prohibited under the 1940 Act from participating in certain transactions with our affiliates without the prior approval of our directors who are not interested persons and, in some cases, the prior approval of the SEC. We, our Adviser and certain affiliates have been granted exemptive relief by the SEC to permit us to co-invest with other funds managed by our Adviser or certain of its affiliates in a manner consistent with our investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors. See “—Our ability to enter into transactions with our affiliates is restricted.”

Actions by the Adviser or its affiliates on behalf of their other accounts and clients may be adverse to us and our investments and harmful to us.

The Owl Rock Advisers and their affiliates manage assets for accounts other than us, including, but not limited to, the Blue Owl Clients. Actions taken by the Owl Rock Advisers and their affiliates on behalf of the Blue Owl Clients may be adverse to us and our investments, which could harm our performance. For example, we may invest in the same credit obligations as other Blue Owl Clients, although, to the extent permitted under the 1940 Act, our investments may include different obligations or levels of the capital structure of the same issuer. Decisions made with respect to the securities held by one of the Blue Owl Clients may cause (or have the potential to cause) harm to the different class of securities of the issuer held by other Blue Owl Clients (including us). While the Owl Rock Advisers and their affiliates have developed general guidelines regarding when two or more funds can invest in different parts of the same company’s capital structure and created a process that they employ to handle those conflicts when they arise, their decision to permit the investments to occur in the first instance or their judgment on how to mitigate the conflict could be challenged or deemed insufficient. If the Owl Rock Advisers and their affiliates fail to appropriately address those conflicts, it could negatively impact their reputation and ability to raise additional funds and the willingness of counterparties to do business with them or result in potential litigation against them.

Our Adviser or its affiliates may have clients invested at different levels of the capital structure of a portfolio company in which we have invested.

Different funds advised by our Adviser or its affiliates may invest in a single portfolio company, including at different levels of the capital structure of the portfolio company. For example, in the normal course of business, we may acquire debt positions in, or lend to, companies in which another fund advised by our Adviser or its affiliates owns common equity securities or a subordinated debt position. This could occur at the time of, or subsequent to, the initial investment in the portfolio company. A direct conflict of interest could arise among the various debt holders and equity holders if the portfolio company were to experience financial distress. In addition, when we are an investor in a portfolio company alongside other of the Owl Rock Clients that have invested in a different part of the portfolio company’s capital structure, the Investment Company Act may prohibit our Adviser from negotiating on behalf of any such fund in connection with a reorganization or restructuring of the portfolio company. While the Adviser and its affiliates have developed general guidelines regarding when two or more funds can invest in different parts of the same company’s capital structure and created a process to handle those conflicts when they arise, a decision to permit the investments to occur in the first instance or judgments on how to minimize the conflict could be challenged.

The Oak Street division of Blue Owl may enter into sale lease-back transactions with our portfolio companies or with borrowers under our credit facilities.

From time to time, companies in which we have invested or may invest, may enter into sale-leaseback transactions with the Oak Street division of Blue Owl. As a result of these arrangements we could be a creditor to, or equity owners of, a company at the same time that company is a tenant of Oak Street. If such a company were to encounter financial difficulty or default on its obligations as a borrower, our Adviser could be required to take actions that may be adverse to those of Oak Street in enforcing our rights under the relevant facilities or agreements, or vice versa. This could lead to actual or perceived conflicts of interest.

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

In situations when co-investment with the Adviser’s or its affiliates’ other clients is not permitted under the 1940 Act and related rules, existing or future staff guidance, or the terms and conditions of the exemptive relief granted to us by the SEC, our Adviser will need to decide which client or clients will proceed with the investment. Generally, we will not be entitled to make a co-investment in these circumstances and, to the extent that another client elects to proceed with the investment, we will not be permitted to participate. Moreover, except in certain circumstances, we will not invest in any issuer in which an affiliate’s other client holds a controlling interest.

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

In addition, as market conditions permit, we have and may continue to securitize our loans to generate cash for funding new investments. To securitize loans, we have and may continue to create a wholly owned subsidiary, contribute a pool of loans to the subsidiary and have the subsidiary issue primarily investment grade debt securities to purchasers who would be expected to be willing to accept a substantially lower interest rate than the loans earn. We have and may continue to retain all or a portion of the equity in the securitized pool of loans. Our retained equity would be exposed to any losses on the portfolio of loans before any of the debt securities would be exposed to such losses. See “—We are subject to certain risks as a result of our interests in the CLO Preferred Shares”; “The subordination of the CLO Preferred Shares will affect our right to payment”; and “The CLO Indentures require mandatory redemption of the respective CLO Debt for failure to satisfy coverage tests, which would reduce the amounts available for distribution to us.”

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

Most debt securities in which we intend to invest will not be rated by any rating agency and, if they were rated, they would be rated as below investment grade quality and are commonly referred to as “high yield” or “junk.” Debt securities rated below investment grade quality are generally regarded as having predominantly speculative characteristics and may carry a greater risk with respect to a borrower’s capacity to pay interest and repay principal. In addition, some of the loans in which we may invest may be “covenant-lite” loans. We use the term “covenant-lite” loans to refer generally to loans that do not have a complete set of financial maintenance covenants. Generally, “covenant-lite” loans provide borrower companies more freedom to negatively impact lenders because their covenants are incurrence-based, which means they are only tested and can only be breached following an affirmative action of the borrower, rather than by a deterioration in the borrower’s financial condition. Accordingly, to the extent we invest in “covenant-lite” loans, we may have fewer rights against a borrower and may have a greater risk of loss on such investments as compared to investments in or exposure to loans with financial maintenance covenants.

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

We may make indirect investments in portfolio companies through joint ventures, partnerships or other special purpose vehicles (“Investment Vehicles”), including ORCC Senior Loan Fund LLC (formerly known as Sebago Lake LLC). In general, the risks associated with indirect investments in portfolio companies through a joint venture, partnership or other special purpose vehicle are similar to those associated with a direct investment in a portfolio company. While we intend to analyze the credit and business of a potential portfolio company in determining whether to make an investment in an Investment Vehicle, we will nonetheless be exposed to the creditworthiness of the Investment Vehicle. In the event of a bankruptcy proceeding against the portfolio company, the assets of the portfolio company may be used to satisfy its obligations prior to the satisfaction of our investment in the Investment Vehicle (i.e., our investment in the Investment Vehicle could be structurally subordinated to the other obligations of the portfolio company). In addition, if we are to invest in an Investment Vehicle, we may be required to rely on our partners in the Investment Vehicle when making decisions regarding such

Investment Vehicle’s investments, accordingly, the value of the investment could be adversely affected if our interests diverge from those of our partners in the Investment Vehicle.

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

Broadly syndicated loans, including “covenant-lite” loans, may expose us to different risks, including with respect to liquidity, price volatility, ability to restructure loans, credit risks and less protective loan documentation, than is the case with loans that contain financial maintenance covenants.

A significant number of high yield loans in the market, in particular the broadly syndicated loan market, may consist of “covenant-lite” loans. Generally, “covenant-lite” loans provide borrower companies more freedom to negatively impact lenders because their covenants are incurrence-based, which means they are only tested and can only be breached following an affirmative action of the borrower, rather than by a deterioration in the borrower’s financial condition. Ownership of “covenant-lite” loans may expose us to different risks, including with respect to liquidity, price volatility, ability to restructure loans, credit risks and less protective loan documentation, than is the case with loans that contain financial maintenance covenants.

We may be subject to risks associated with our investments in bank loans.

We intend to invest in bank loans and participations. These obligations are subject to unique risks, including:

•
the possible invalidation of an investment transaction as a fraudulent conveyance under relevant creditors’ rights laws,
•
so-called lender-liability claims by the issuer of the obligations,
•
environmental liabilities that may arise with respect to collateral securing the obligations, and
•
limitations on our ability to directly enforce its rights with respect to participations.

In analyzing each bank loan or participation, our Adviser compares the relative significance of the risks against the expected benefits of the investment. Successful claims by third parties arising from these and other risks will be borne by us.

If the assets securing the loans that we make decrease in value, then we may lack sufficient collateral to cover losses.

To attempt to mitigate credit risks, we intend to take a security interest in the available assets of our portfolio companies. There is no assurance that we will obtain sufficient collateral to cover losses or properly perfect our liens.

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

Borrowers of broadly syndicated loans may be permitted to designate unrestricted subsidiaries under the terms of their financing agreements, which would exclude such unrestricted subsidiaries from restrictive covenants under the financing agreement with the borrower. Without restriction under the financing agreement, the borrower could take various actions with respect to the unrestricted subsidiary including, among other things, incur debt, grant security on its assets, sell assets, pay dividends or distribute shares of the unrestricted subsidiary to the borrower’s shareholders. Any of these actions could increase the amount of leverage that the borrower is able to incur and increase the risk involved in our investments in broadly syndicated loans accordingly.

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

We may not realize any income or gains from our equity investments.

We may invest in equity-related securities, including common equity, warrants, preferred stock and convertible preferred securities. These equity interests we acquire may not appreciate in value and, in fact, may decline in value if the company fails to perform financially or achieve its growth objectives. We will generally have little, if any, control over the timing of any gains we may realize from our equity investments since these securities may have restrictions on their transfer or may not have an active trading market.

Equity investments also have experienced significantly more volatility in their returns and may under-perform relative to fixed income securities during certain periods. An adverse event, such as an unfavorable earnings report, may depress the value. Also, prices of equity investments are sensitive to general movements in the stock market and a drop in the stock market may depress the price of common stock investments to which we have exposure. Equity prices fluctuate for several reasons including changes in investors' perceptions of the financial condition of an issuer or the general condition of the relevant stock market, or when political or economic events affecting the issuers occur. In addition, common stock prices may be particularly sensitive to rising interest rates, as the cost of capital rises and borrowing costs increase.

Although we expect to receive current income in the form of dividend payments on any convertible preferred equity investments, a substantial portion of the gains we expect to receive from our investments in such securities will likely be from the capital gains generated from the sale of our equity investments upon conversion of our convertible securities, the timing of which we cannot predict. We do not expect to generate capital gains from the sale of our portfolio investments on a level or uniform basis from quarter to quarter. In addition, any convertible preferred stock instruments will generally provide for conversion upon the portfolio companies’ achievement of certain milestone events, including a qualified public offering and/or a senior exchange listing for their common stock. However, there can be no assurance that our portfolio companies will obtain either a junior or senior exchange listing or, even if a listing is obtained, that an active trading market will ever develop in the common stock of our publicly traded portfolio companies.

Accordingly, we may not be able to realize gains from our equity interests, and any gains that we do realize on the disposition of any equity interests may not be sufficient to offset any other losses we experience. Furthermore, due to the expected growth of our portfolio companies, we do not generally expect to receive dividend income from our common stock investments. In the case of cumulative preferred stock, there is no assurance that any dividends will ever be paid by a portfolio company.

Inflation may adversely affect the business, results of operations and financial condition of our portfolio companies.

Certain of our portfolio companies may be impacted by inflation. If such portfolio companies are unable to pass any increases in their costs along to their customers, it could adversely affect their results and impact their ability to pay interest and principal on our loans. In addition, any projected future decreases in our portfolio companies’ operating results due to inflation could adversely impact the fair value of those investments. Any decreases in the fair value of our investments could result in future unrealized losses and therefore reduce our net assets resulting from operations.

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

Under certain circumstances, payments to us and distributions by us to our shareholders may be reclaimed if any such payment or distribution is later determined to have been a fraudulent conveyance, preferential payment or similar transaction under applicable bankruptcy and insolvency laws. Furthermore, investments in restructurings may be adversely affected by statutes relating to, among other things, fraudulent conveyances, voidable preferences, lender liability and the court’s discretionary power to disallow, subordinate or disenfranchise particular claims or re-characterize investments made in the form of debt as equity contributions.

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

We may make investments in portfolio companies that are domiciled outside of the United States. Pursuant to our investment policies, we will not invest more than 20% of our total assets in companies whose principal place of business is outside the United States. Our investments in foreign portfolio companies are deemed “non-qualifying assets,” which means that, as required by the 1940 Act, such investments, along with other investments in non-qualifying assets, may not constitute more than 30% of our total assets at the time of our acquisition of any such asset, after giving effect to the acquisition. Notwithstanding the limitation on our ownership of foreign portfolio companies, such investments subject us to many of the same risks as our domestic investments, as well as certain additional risks, including the following:

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

The success of our hedging strategy will depend on our ability to correctly identify appropriate exposures for hedging. In connection with the 2024 Notes and the 2027 Notes, which bear interest at fixed rates, we entered into interest rate swaps to continue to align the interest rates of our liabilities with our investment portfolio, which consists of predominately floating rate loans. However, unanticipated changes in currency exchange rates or other exposures that we might hedge may result in poorer overall investment performance than if we had not engaged in any such hedging transactions. In addition, the degree of correlation between price movements of the instruments used in a hedging strategy and price movements in the portfolio positions being hedged may vary, as may the time period in which the hedge is effective relative to the time period of the related exposure.

For a variety of reasons, we may not seek to (or be able to) establish a perfect correlation between such hedging instruments and the positions being hedged. Any such imperfect correlation may prevent us from achieving the intended hedge and expose us to risk of loss. In addition, it may not be possible to hedge fully or perfectly against currency fluctuations affecting the value of securities denominated in non-U.S. currencies because the value of those securities is likely to fluctuate as a result of factors not related to currency fluctuations. Income derived from hedging transactions also is not eligible to be distributed to non-U.S. stockholders free from withholding taxes. Changes to the regulations applicable to the financial instruments we use to accomplish our hedging strategy could affect the effectiveness of that strategy. See “—The market structure applicable to derivatives imposed by the Dodd-Frank Act, the U.S. commodity Futures Trading Commission (“CFTC”) and the SEC may affect our ability to use over-the-counter (“OTC”) derivatives for hedging purposes” and “We are, and will continue to be, exposed to risks associated with changes in interest rates.”

The market structure applicable to derivatives imposed by the Dodd-Frank Act, the U.S. Commodity Futures Trading Commission (“CFTC”) and the SEC may affect our ability to use over-the-counter (“OTC”) derivatives for hedging purposes.

The Dodd-Frank Act and the CFTC enacted and the SEC has issued rules to implement, both broad new regulatory requirements and broad new structural requirements applicable to OTC derivatives markets and, to a lesser extent, listed commodity futures (and futures options) markets. Similar changes are in the process of being implemented in other major financial markets.

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

Beyond the asset diversification requirements associated with our qualification as a RIC for U.S. federal income tax purposes, we do not have fixed guidelines for diversification. While we are not targeting any specific industries, our investments may be focused on relatively few industries. As a result, the aggregate returns we realize may be significantly adversely affected if a small number of investments perform poorly or if we need to write down the value of any one investment. Additionally, a downturn in any particular industry in which we are invested could significantly affect our aggregate returns. Further, any industry in which we are meaningfully concentrated at any given time could be subject to significant risks that could adversely impact our aggregate returns. For example, as of December 31, 2021, our investments in internet software and services represented 11.3% of our portfolio at fair value. Our investments in internet software and services are subject to substantial risks, including, but not limited to, intense competition, changing technology, shifting user needs, frequent introductions of new products and services, competitors in different industries and ranging from large established companies to emerging startups, decreasing average selling prices of products and services resulting from rapid technological changes, cybersecurity risks and cyber incidents and various legal and regulatory risks.

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

Investment analyses and decisions by the Adviser may be required to be undertaken on an expedited basis to take advantage of certain investment opportunities. While we generally will not seek to make an investment until the Adviser has conducted sufficient due diligence to make a determination as to the acceptability of the credit quality of the investment and the underlying issuer, in such cases, the information available to the Adviser at the time of making an investment decision may be limited. Therefore, no assurance can be given that the Adviser will have knowledge of all circumstances that may adversely affect an investment. In addition, the Adviser may rely upon independent consultants and others in connection with its evaluation of proposed investments. No assurance can be given as to the accuracy or completeness of the information provided by such independent consultants and we may incur liability as a result of such consultants’ actions, many of whom we will have limited recourse against in the event of any such inaccuracies.

We may not have the funds or ability to make additional investments in our portfolio companies.

After our initial investment in a portfolio company, we may be called upon from time to time to provide additional funds to such company or have the opportunity to increase our investment through the exercise of a warrant or other right to purchase common stock. There is no assurance that we will make, or will have sufficient funds to make, follow-on investments. Even if we do have sufficient capital to make a desired follow-on investment, we may elect not to make a follow-on investment because we may not want to increase our level of risk, we prefer other opportunities, we are limited in our ability to do so by compliance with BDC requirements, or in order to maintain our RIC status. Our ability to make follow-on investments may also be limited by our Adviser’s allocation policies. Any decision not to make a follow-on investment or any inability on our part to make such an investment may have a negative impact on a portfolio company in need of such an investment, may result in a missed opportunity for us to increase our participation in a successful investment or may reduce the expected return to us on the investment.

We are subject to certain risks as a result of our interests in the CLO Preferred Shares.

Under the terms of the loan sale agreements entered into in connection with our debt securitization transactions with respect to the CLOs (collectively, the “CLO Transactions”), we and one of ORCC Financing II, ORCC Financing III, or ORCC Financing IV sold and/or contributed to the exempt company incorporated in the Cayman Islands with limited liability in connection with the particular CLO Transaction (the "CLO Issuers") all of the ownership interest in the portfolio loans and participations held by the CLO Issuers on the closing date for the CLO Transaction for the purchase price and other consideration set forth in such loan sale agreements. As a result of the CLO Transactions, we hold all of the preferred shares issued by the CLO Issuers (collectively, the “CLO Preferred Shares”), which comprise 100% of the equity interests (other than certain nominal interests held by a charitable trust for purposes of limiting the ability of the CLO Issuers to file for bankruptcy), in the CLO Issuers and each CLO Issuer in turn owns 100% of the equity of each Delaware limited liability company formed in connection with each CLO Transaction (the "CLO Co-Issuers"). As a result, we expect to consolidate the financial statements of the CLO Issuers in our consolidated financial statements. However, once sold or contributed to a CLO, the underlying loans and participation interests have been securitized and are no longer our direct investment, and the risk return profile has been altered. In general, rather than holding interests in the underlying loans and participation interests, the CLO Transactions resulted in us holding equity interests in the CLO Issuers, with the CLO Issuers holding the underlying loans. As a result, we are subject both to the risks and benefits associated with the equity interests of the CLO Issuers (i.e., the CLO Preferred Shares) and, indirectly, the risks and benefits associated with the underlying loans and participation interests held by the CLO Issuers. In addition, our ability to sell, amend or otherwise modify an underlying loan held by a CLO Issuer is subject to certain conditions and restrictions under the applicable CLO Transactions, which may prevent us from taking actions that we would take if we held such underlying loan directly.

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

In addition, if an event of default occurs and is continuing with respect to the CLO Debt of a CLO Issuer, the holders of such CLO Debt will be entitled to determine the remedies to be exercised under the indenture pursuant to which such CLO Debt was issued (each a “CLO Indenture” and collectively, the “CLO Indentures”). Remedies pursued by the holders of CLO Debt could be adverse to our interests as the holder of CLO Preferred Shares, and the holders of CLO Debt will have no obligation to consider any possible adverse effect on such our interest or the interest of any other person. See “ —The holders of certain CLO Debt will control many rights under the CLO Indentures and therefore, we will have limited rights in connection with an event of default or distributions thereunder.”

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

Our investments in portfolio companies may expose us to environmental risks.

We may invest in portfolio companies that are subject to changing and increasingly stringent environmental and health and safety laws, regulations and permit requirements and environmental costs that could place increasing financial burdens on such portfolio entities. Required expenditures for environmental compliance may adversely impact investment returns on portfolio companies. The imposition of new environmental and other laws, regulations and initiatives could adversely affect the business operations and financial stability of such portfolio companies.

There can be no guarantee that all costs and risks regarding compliance with environmental laws and regulations can be identified. New and more stringent environmental and health and safety laws, regulations and permit requirements or stricter interpretations of current laws or regulations could impose substantial additional costs on our portfolio companies. Compliance with such current or future environmental requirements does not ensure that the operations of the portfolio companies will not cause injury to the environment or to people under all circumstances or that the portfolio companies will not be required to incur additional unforeseen environmental expenditures. Moreover, failure to comply with any such requirements could have a material adverse effect on a portfolio company, and we can offer no assurance that any such portfolio companies will at all times comply with all applicable environmental laws, regulations and permit requirements.

The effect of global climate change may impact the operations of our portfolio companies.

There is evidence of global climate change. Climate change creates physical and financial risk and some of our portfolio companies may be adversely affected by climate change. For example, the needs of customers of energy companies vary with weather conditions, primarily temperature and humidity. To the extent weather conditions are affected by climate change, energy use could increase or decrease depending on the duration and magnitude of any changes. Increases in the cost of energy could adversely affect the cost of operations of our portfolio companies if the use of energy products or services is material to their business. A decrease in energy use due to weather changes may affect some of our portfolio companies’ financial condition through, for example, decreased revenues. Extreme weather conditions in general require more system backup, adding to costs, and can contribute to increased system stresses, including service interruptions.

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
•
loss of a major funding source; and

•
the length and duration of the COVID-19 pandemic and the magnitude of its economic impact.

The amount of any distributions we may make on our common stock is uncertain. We may not be able to pay distributions to shareholders, or be able to sustain distributions at any particular level, and our distributions per share, if any, may not grow over time, and our distributions per share may be reduced. We have not established any limit on the extent to which we may use borrowings, if any, and we may use offering proceeds to fund distributions (which may reduce the amount of capital we ultimately invest in portfolio companies).

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

Our Board has approved share repurchase plans for us to repurchase shares of our common stock. On November 3, 2020, our Board approved a repurchase program (the “Repurchase Plan”) under which we may repurchase up to $100 million of our outstanding common stock. Under the Repurchase Plan, purchases may be made at management’s discretion from time to time in open-market transactions, in accordance with all applicable securities laws and regulations. Our Board approved an extension to the Repurchase Plan on November 2, 2021. Unless extended by our Board, the Repurchase Plan will terminate 12-months from the date it was approved.

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

Legislative or other actions relating to taxes could have a negative effect on us. The laws pertaining to U.S. federal income taxation are constantly under review by persons involved in the legislative process and by the IRS and the U.S. Treasury Department. The current administration has proposed significant changes to the existing U.S. tax laws, and there are a number of proposals in Congress that would similarly modify the existing U.S. tax rules. The likelihood of any such legislation being enacted is uncertain, but new legislation and any U.S. Treasury regulations, administrative interpretations or court decisions interpreting such legislation could significantly and negatively affect our ability to qualify for tax treatment as a RIC or the U.S. federal income tax consequences to us and our investors of such qualification, or could have other adverse consequences. Shareholders are urged to consult with their tax advisor regarding tax legislative, regulatory, or administrative developments and proposals and their potential effect on an investment in our common stock.

We will be subject to corporate-level U.S. federal income tax if we are unable to maintain our tax treatment as a RIC under Subchapter M of the Code or if we make investments through taxable subsidiaries.

To maintain RIC tax treatment under the Code, we must meet the following minimum annual distribution, income source and asset diversification requirements. See “ITEM 1. BUSINESS — Certain U.S. Federal Income Tax Considerations.”

The Annual Distribution Requirement for a RIC will be satisfied if we distribute to our shareholders on an annual basis at least 90% of our “investment company taxable income,” which is generally our net ordinary income plus the excess, if any, of realized net short term capital gains over realized net long term capital losses. In addition, a RIC may, in certain cases, satisfy the Annual Distribution Requirement by distributing dividends relating to a taxable year after the close of such taxable year under the “spillback dividend” provisions of Subchapter M. We would be taxed, at regular corporate rates, on retained income and/or gains, including any short term capital gains or long term capital gains. We also must make distributions to satisfy an additional Excise Tax Avoidance Requirement in order to avoid a 4% excise tax on certain undistributed income. Because we may use debt financing, we are subject to (i) an asset coverage ratio requirement under the 1940 Act and may, in the future, be subject to (ii) certain financial covenants under loan and credit agreements that could, under certain circumstances, restrict us from making distributions necessary to satisfy the distribution requirements. If we are unable to obtain cash from other sources, or choose or are required to retain a portion of our taxable income or gains, we could (1) be required to pay excise taxes and (2) fail to qualify for RIC tax treatment, and thus become subject to corporate level income tax on our taxable income (including gains).

The income source requirement will be satisfied if we obtain at least 90% of our annual income from dividends, interest, payments with respect to loans of certain securities, gains from the sale of stock or other securities or foreign currencies, net income from certain "qualified publicly traded partnerships," or other income derived from the business of investing in stock or securities.

The asset diversification requirement will be satisfied if we meet certain asset diversification requirements at the end of each quarter of our taxable year. Specifically, at least 50% of the value of our assets must consist of cash, cash equivalents (including receivables), U.S. government securities, securities of other RICs, and other acceptable securities if such securities of any one issuer do not represent more than 5% of the value of our assets or more than 10% of the outstanding voting securities of the issuer; and no more than 25% of the value of our assets can be invested in the securities, other than U.S. government securities or securities of other RICs, of one issuer, the securities, other than the securities of other RICs of two or more issuers that are controlled, as determined under applicable Code rules, by us and that are engaged in the same or similar or related trades or businesses or the securities of certain “qualified publicly traded partnerships.” Failure to meet these requirements may result in our having to dispose of certain investments quickly in order to prevent the loss of RIC status. Because most of our investments will be in private companies, and therefore will be relatively illiquid, any such dispositions could be made at disadvantageous prices and could result in substantial losses.

If we fail to qualify for or maintain RIC tax treatment for any reason and are subject to U.S. federal income tax at corporate rates, the resulting corporate taxes could substantially reduce our net assets, the amount of income available for distribution, and the amount of our distributions.

We may invest in certain debt and equity investments through taxable subsidiaries and the net taxable income of these taxable subsidiaries will be subject to U.S. federal and state corporate income taxes. We may invest in certain foreign debt and equity investments which could be subject to foreign taxes (such as income tax, withholding, and value added taxes).

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

We anticipate that a portion of our income may constitute OID or other income required to be included in taxable income prior to receipt of cash. Further, we may elect to amortize market discounts with respect to debt securities acquired in the secondary market and include such amounts in our taxable income in the current year, instead of upon disposition, as an election not to do so would limit our ability to deduct interest expenses for tax purposes. Because any OID or other amounts accrued will be included in our investment company taxable income for the year of the accrual, we may be required to make a distribution to our shareholders in order to satisfy the Annual Distribution Requirement, even if we will not have received any corresponding cash amount. As a result, we may have difficulty meeting the Annual Distribution Requirement necessary to maintain RIC tax treatment under the Code. We may have to sell some of our investments at times and/or at prices we would not consider advantageous, raise additional debt or equity capital, make a partial share distribution, or forgo new investment opportunities for this purpose. If we are not able to obtain cash from other sources, and choose not to make a qualifying share distribution, we may fail to qualify for RIC tax treatment and thus become subject to U.S. federal income tax at corporate rates.

General Risk Factors

Changes in laws or regulations governing our operations may adversely affect our business or cause us to alter our business strategy.

We and our portfolio companies are subject to regulation by laws at the local, state, and federal levels. These laws and regulations, as well as their interpretation, could change from time to time, including as the result of interpretive guidance or other directives from the U.S. President and others in the executive branch, and new laws, regulations and interpretations could also come into effect. For example, the current U.S. presidential administration could support an enhanced regulatory agenda that imposes greater costs on all sectors and on financial services companies in particular. Any such new or changed laws or regulations could have a material adverse effect on our business, and political uncertainty could increase regulatory uncertainty in the near term.

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

On the other hand, recent governmental intervention could mean that the willingness of governmental bodies to take additional extraordinary action is diminished. As a result, in the event of near-term major market disruptions, like those caused by the COVID-19 pandemic, there might be only limited additional government intervention, resulting in correspondingly greater market dislocation and materially greater market risk.

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

We and our service providers continue to be impacted by government actions in response to COVID-19, which are obstructing the regular functioning of business workforces (including requiring employees to work from external locations and their homes). In response to the pandemic, our Adviser instituted a work from home policy and began monitoring the ability of its employees to safely return to the office. In October 2021, the Adviser implemented a return to in-office work policy across all of its offices. The policy encourages return to in-office work but allows for flexibility to work from home based on current conditions. Policies of extended periods of remote working, whether by us or our service providers, could strain technology resources, introduce operational risks and otherwise heighten the risks described above. Remote working environments may be less secure and more susceptible to hacking attacks, including phishing and social engineering attempts that seek to exploit the COVID-19 pandemic. Accordingly, the risks described above, are heightened under the current conditions.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Common Stock

Our common stock is traded on the NYSE under the symbol “ORCC.” Our common stock has historically traded at prices both above and below our net asset value per share. It is not possible to predict whether our common stock will trade at a price per share at, above or below net asset value per share. See “ITEM 1A. RISK FACTORS— Risks Related to our Securities—We cannot assure you that the market price of shares of our common stock will not decline.” On February 18, 2022, the last reported closing sales price of our common stock on the NYSE was $14.70 per share, which represented a discount of approximately 2.52% to net asset value per share reported by us as of December 31, 2021.

Holders

As of February 18, 2022, there were approximately 30 holders of record of our common stock (including Cede & Co.).

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

For the year ended December 31, 2021, we recorded expenses of $4.0 million for U.S. federal income tax, including excise tax.

Distributions

We generally intend to distribute, out of assets legally available for distribution, substantially all of our available earnings, on a quarterly basis, as determined by Board in its discretion.

On February 23, 2022, the Board declared a distribution of $0.31 per share for shareholders of record as of March 31, 2022, payable on or before May 13, 2022.

The following table summarizes dividends declared for the year ended December 31, 2021:

	December 31, 2021
Date Declared	Record Date	Payment Date	Distribution per Share
November 2, 2021	December 31, 2021	January 31, 2022	$0.31
August 3, 2021	September 30, 2021	November 15, 2021	$0.31
May 5, 2021	June 30, 2021	August 13, 2021	$0.31
February 23, 2021	March 31, 2021	May 14, 2021	$0.31
Total Distributions Declared			$1.24

Total distributions declared of $486.9 million resulted in a tax dividend amount of $484.4 million that consisted of approximately $458.2 million of ordinary income and $26.2 million of long-term capital gains for the tax year ending December 31, 2021. The remaining $10.1 million will be reported in tax year December 31, 2022. For the year ended December 31, 2021, 85.2% of distributed ordinary income qualified as interest related dividend which is exempt from U.S. withholding tax applicable to non-U.S. shareholders.

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

The following table reflects the common stock issued pursuant to the dividend reinvestment plan during the year ended December 31, 2021:

Date Declared	Record Date	Payment Date	Shares
August 3, 2021	September 30, 2021	November 15, 2021	800,451
May 5, 2021	June 30, 2021	August 13, 2021	935,064
February 23, 2021	March 31, 2021	May 14, 2021	815,703
November 4, 2020	December 31, 2020	January 19, 2021	1,435,099

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

The following table provides information regarding purchases of our common stock by Goldman, Sachs & Co., as agent, pursuant to the 10b5-1 plan for each month in the year ended December 31, 2020:

Period ($ in millions, except share and per share amounts)	Total Number of Shares Repurchased	Average Price Paid per Share	Approximate Dollar Value of Shares that have been Purchased Under the Plans	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan
January 1, 2020 - January 31, 2020	—	$—	$—	$150.0
February 1, 2020 - February 29, 2020	87,328	$15.17	$1.4	$148.6
March 1, 2020 - March 31, 2020	4,009,218	$12.46	$46.6	$102.0
April 1, 2020 - April 30, 2020	6,235,497	$11.95	$74.3	$27.7
May 1, 2020 - May 31, 2020	2,183,581	$12.76	$27.7	$—
June 1, 2020 - June 30, 2020	—	$—	$—	$—
July 1, 2020 - July 31, 2020	—	$—	$—	$—
August 1, 2020 - August 31, 2020	—	$—	$—	$—
Total	12,515,624		$150.0

On November 3, 2020, the Board approved a repurchase program under which we may repurchase up to $100 million of our outstanding common stock. Under the program, purchases may be made at management’s discretion from time to time in open-market transactions, in accordance with all applicable securities laws and regulations. Unless extended by the Board, the repurchase program will terminate 12-months from the date it was approved. On November 2, 2021, the Board approved an extension to the Repurchase Plan and, unless further extended by the Board, will terminate 12-months from that date. As of December 31, 2021, Goldman, Sachs & Co., as agent, has repurchased 186,150 shares of the Company’s common stock pursuant to the Repurchase Plan for approximately $2.6 million.

The following table provides information regarding purchases of our common stock by Goldman, Sachs & Co., as agent, pursuant to the Repurchase plan for each month in the year ended December 31, 2021:

Period ($ in millions, except share and per share amounts)	Total Number of Shares Repurchased	Average Price Paid per Share	Approximate Dollar Value of Shares that have been Purchased Under the Plans	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan
October 1, 2021 - October 31, 2021	—	$—	$—	$100.0
November 1, 2021 - November 30, 2021	22,900	$13.92	$0.3	$99.7
December 1, 2021 - December 31, 2021	163,250	$14.00	$2.3	$97.4
Total	186,150		$2.6

Price Range of Common Stock

Our common stock is traded on the NYSE under the symbol “ORCC.” Our common stock has traded at prices both above and below our net asset value per share. It is not possible to predict whether our common stock will trade at a price per share at, above or below net asset value per share. See “ITEM 1A. Risk Factors—Risks Related to an Investment in Our Common Stock.”

The following table sets forth the net asset value per share of our common stock, the range of high and low closing sales prices of our common stock reported on the NYSE, the closing sales price as a premium (discount) to net asset value and the dividends declared by us in each fiscal quarter since we began trading on the NYSE. On February 18, 2022, the last reported closing sales price of our common stock on the NYSE was $14.70 per share, which represented a discount of approximately 2.52% to the net asset value per share reported by us as of December 31, 2021.

		Price Range
Period	Net Asset Value(1)	High		Low		High Sales Price Premium (Discount) to Net Asset Value(2)	Low Sales Price Premium (Discount) to Net Asset Value(2)	Cash Dividend Per Share(3)
Year Ended December 31, 2021
First Quarter	$14.82	$14.29		$12.31		-3.6%	-16.9%	$0.31
Second Quarter	$14.90	$14.85		$13.55		-0.3%	-9.1%	$0.31
Third Quarter	$14.95	$14.77		$14.12		-1.2%	-5.6%	$0.31
Fourth Quarter	$15.08	$14.73		$13.88		-2.3%	-8.0%	$0.31
Year Ended December 31, 2020
First Quarter	$14.09	$17.76		$8.25		26.0%	-41.4%	$0.39	(7)
Second Quarter	$14.52	$13.49		$10.14		-7.1%	-30.2%	$0.39	(8)
Third Quarter	$14.67	$12.70		$11.70		-13.4%	-20.2%	$0.39	(9)
Fourth Quarter	$14.74	$13.74		$11.37		-6.8%	-22.9%	$0.39	(10)
Year Ended December 31, 2019
First Quarter	$15.26	N/A	(4)	N/A	(4)	N/A	N/A	$0.33
Second Quarter	$15.28	N/A	(4)	N/A	(4)	N/A	N/A	$0.44
Third Quarter	$15.22	$18.04		$15.49		18.5%	1.8%	$0.33	(5)
Fourth Quarter	$15.24	$19.13		$15.73		25.5%	3.2%	$0.35	(6)

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

Stock Performance Graph

This graph compares the stockholder return on our common stock from July 18, 2019 (the date our common stock commenced trading on the NYSE) to December 31, 2021 with that of the Standard & Poor’s 500 Stock Index, Standard & Poor’s BDC Index and Standard & Poor’s LSTA Leveraged Loan Stock Index. This graph assumes that on July 18, 2019, $100 was invested in our common stock, the Standard & Poor’s BDC Index, the Standard & Poor’s 500 Stock Index and the Standard & Poor’s LSTA Leveraged Loan Stock Index. The graph also assumes the reinvestment of all cash dividends prior to any tax effect. The graph and other information furnished under this Part II Item 5 of this Annual Report on Form 10-K shall not be deemed to be “soliciting material” or to be “filed” with the SEC or subject to Regulation 14A or 14C under, or to the liabilities of Section 18 of, the Exchange Act. The stock price performance included in the below graph is not necessarily indicative of future stock performance.

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

Senior Securities

Information about our senior securities is shown in the following table as of the end of the fiscal years ended December 31, 2021, 2020, 2019, 2018, 2017 and 2016.

Class and Period	Total Amount Outstanding Exclusive of Treasury Securities(1) ($ in millions)	Asset Coverage per Unit(2)	Involuntary Liquidating Preference per Unit(3)	Average Market Value per Unit(4)
Revolving Credit Facility
December 31, 2021	$892.3	$1,820	—	N/A
December 31, 2020	$252.5	$2,060	—	N/A
December 31, 2019	$480.9	$2,926	—	N/A
December 31, 2018	$308.6	$2,254	—	N/A
December 31, 2017	$—	$2,580	—	N/A
SPV Asset Facility I(6)
December 31, 2020	$—	$—	—	N/A
December 31, 2019	$300.0	$2,926	—	N/A
December 31, 2018	$400.0	$2,254	—	N/A
December 31, 2017	$400.0	$2,580	—	N/A
SPV Asset Facility II
December 31, 2021	$100.0	$1,820	—	N/A
December 31, 2020	$100.0	$2,060	—	N/A
December 31, 2019	$350.0	$2,926	—	N/A
December 31, 2018	$550.0	$2,254	—	N/A
SPV Asset Facility III
December 31, 2021	$190.0	$1,820	—	N/A
December 31, 2020	$375.0	$2,060	—	N/A
December 31, 2019	$255.0	$2,926	—	N/A
December 31, 2018	$300.0	$2,254	—	N/A
SPV Asset Facility IV
December 31, 2021	$155.0	$1,820	—	N/A
December 31, 2020	$295.0	$2,060	—	N/A
December 31, 2019	$60.3	$2,926	—	N/A
CLO I
December 31, 2021	$390.0	$1,820	—	N/A
December 31, 2020	$390.0	$2,060	—	N/A
December 31, 2019	$390.0	$2,926	—	N/A
CLO II
December 31, 2021	$260.0	$1,820	—	N/A
December 31, 2020	$260.0	$2,060	—	N/A
December 31, 2019	$260.0	$2,926	—	N/A
CLO III
December 31, 2021	$260.0	$1,820	—	N/A
December 31, 2020	$260.0	$2,060	—	N/A
CLO IV
December 31, 2021	$292.5	$1,820	—	N/A
December 31, 2020	$252.0	$2,060	—	N/A
CLO V
December 31, 2021	$196.0	$1,820	—	N/A
December 31, 2020	$196.0	$2,060	—	N/A

Class and Period	Total Amount Outstanding Exclusive of Treasury Securities(1) ($ in millions)	Asset Coverage per Unit(2)	Involuntary Liquidating Preference per Unit(3)	Average Market Value per Unit(4)
CLO VI
December 31, 2021	$260.0	$1,820	—	N/A
Subscription Credit Facility(5)
December 31, 2019	$—	$—	—	N/A
December 31, 2018	$883.0	$2,254	—	N/A
December 31, 2017	$393.5	$2,580	—	N/A
December 31, 2016	$495.0	$2,375	—	N/A
2023 Notes(7)
December 31, 2021	$-	$-	—	N/A
December 31, 2020	$150.0	$2,060	—	N/A
December 31, 2019	$150.0	$2,926	—	N/A
December 31, 2018	$150.0	$2,254	—	N/A
December 31, 2017	$138.5	$2,580	—	N/A
2024 Notes
December 31, 2021	$400.0	$1,820	—	$1,089.7
December 31, 2020	$400.0	$2,060	—	$1,037.1
December 31, 2019	$400.0	$2,926	—	$1,039.3
2025 Notes
December 31, 2021	$425.0	$1,820	—	$1,057.3
December 31, 2020	$425.0	$2,060	—	$984.2
December 31, 2019	$425.0	$2,926	—	$997.9
July 2025 Notes
December 31, 2021	$500.0	$1,820	—	$1,049.9
December 31, 2020	$500.0	$2,060	—	$971.1
2026 Notes
December 31, 2021	$500.0	$1,820	—	$1,068.7
December 31, 2020	$500.0	$2,060	—	$1,018.5
July 2026 Notes
December 31, 2021	$1,000.0	$1,820	—	$1,032.8
December 31, 2020	$1,000.0	$2,060	—	$1,005.0
2027 Notes
December 31, 2021	$500.0	$1,820	—	$997.4
2028 Notes
December 31, 2021	$850.0	$1,820	—	$994.3

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
(5)
Facility was terminated in 2019.
(6)
Facility was terminated in 2020.
(7)
On November 23, 2021, we caused notice to be issued to the holders of the 2023 Notes regarding our exercise of the option to redeem in full all $150,000,000 in aggregate principal amount of the 2023 Notes at 100% of their principal amount, plus the accrued and unpaid interest thereon through, but excluding, the redemption date, December 23, 2021. On December 23, 2021, we redeemed in full all $150,000,000 in aggregate principal amount of the 2023 Notes at 100% of their principal amount, plus the accrued and unpaid interest thereon through, but excluding, December 23, 2021.

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

Shareholder transaction expenses:
Sales load	-%	(1)
Offering expenses (as a percentage of offering price)	-%	(2)
Dividend reinvestment plan expenses	-%	(3)
Total shareholder transaction expenses (as a percentage of offering price)	-%
Annual expenses (as a percentage of net assets attributable to common stock):
Management Fee payable under the Investment Advisory Agreement	3.0%	(4)
Incentive Fee payable under the Investment Advisory Agreement	1.4%	(5)
Interest payments on borrowed funds	3.4%	(6)
Other expenses	0.9%	(7)(8)
Acquired Fund Fees and Expenses	0.2%	(9)
Total annual expenses	8.9%	(8)(10)

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
(3)
The expenses of the dividend reinvestment plan are included in “other expenses” in the table above. For additional information, see “Dividend Reinvestment Plan."
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
(6)
The figure in the table assumes that we borrow for investment purposes an amount equal to 100% of our average net assets in the following 12-month period, and that the average annual cost of borrowings, including the amortization of cost associated with obtaining borrowings, on the amount borrowed is 3.4%. Interest payments on borrowed funds represents an estimate of our annualized interest expense based on borrowings under the Revolving Credit Facility, our SPV Asset Facilities, the 2024 Notes, the 2025 Notes, July 2025 Notes, the 2026 Notes, the July 2026 Notes, the 2027 Notes, the 2028 Notes, the CLO I Transaction, the CLO II Transaction, the CLO III Transaction, the CLO IV Transaction, the CLO V Transaction and the CLO VI Transaction. The assumed weighted average interest rate on our total debt outstanding was 3.0%. We may borrow additional funds from time to time to make investments to the extent we determine that the economic situation is conducive to doing so. We may also issue additional debt securities or preferred stock, subject to our compliance with applicable requirements under the 1940 Act.
(7)
Includes our overhead expenses, such as payments under the Administration Agreement for certain expenses incurred by the Adviser. We based these expenses on estimated amounts for the current fiscal year.
(8)
Estimated.
(9)
Our shareholders indirectly bear the expenses of underlying funds or other investment vehicles in which we invest that (1) are investment companies or (2) would be investment companies under section 3(a) of the 1940 Act but for the exceptions to that definition provided for in sections 3(c)(1) and 3(c)(7) of the 1940 Act (“Acquired Funds”). This amount includes the estimated annual fees and expenses of ORCC SLF (fka Sebago Lake LLC), our joint venture with Nationwide Life Insurance Company, which is our only Acquired Fund as of December 31, 2021.
(10)
This table reflects all of the fees and expenses borne by us with respect to the CLO I Transaction, the CLO II Transaction, the CLO III Transaction, the CLO IV Transaction, the CLO V Transaction and the CLO VI Transaction, but does not include fees payable to but waived by the Adviser for serving as collateral manager to the CLO Issuers.

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

	1 year	3 years	5 years	10 years
You would pay the following expenses on a $1,000 investment, assuming a 5% annual return from realized capital gains	91	275	463	948

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

Item 6. Selected Financial Data

The following table below sets forth our selected consolidated historical financial data as of and for the years ended December 31, 2021, 2020 and 2019. The selected consolidated historical financial data has been derived from our audited consolidated financial statements, which is included elsewhere in this Form 10-K and our SEC filings.

The selected consolidated financial information and other data presented below should be read in conjunction with our consolidated financial statements and notes thereto and “ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS,” which are included elsewhere in this Form 10-K.

	As of and for the Year Ended December 31,
($ in millions, except per share amounts)	2021	2020	2019
Consolidated Statement of Operations Data
Income
Total investment income	$1,021.4	$803.3	$718.0
Expenses
Total operating expenses	527.3	414.7	290.5
Management and incentive fees waived	—	(130.9)	(73.4)
Net operating expenses	527.3	283.8	217.1
Net investment income before income taxes	494.1	519.5	500.9
Income tax, including excise tax expense	4.0	2.0	2.0
Net investment income after income taxes	490.1	517.5	498.9
Total change in net unrealized gain (loss)	179.8	(76.0)	(3.7)
Total net realized gain (loss)	(45.0)	(53.8)	2.8
Increase in net assets resulting from operations	$624.9	$387.7	$498.0
Earnings per common share – basic and diluted	$1.59	$1.00	$1.53
Consolidated Balance Sheet Data
Cash (incl. foreign and restricted cash)	$447.1	$357.9	$317.2
Investments at fair value	12,741.6	10,842.1	8,799.2
Total assets	13,298.2	11,304.4	9,203.6
Total debt (net of unamortized debt issuance costs)	7,079.3	5,292.7	3,038.2
Total liabilities	7,360.3	5,557.9	3,226.3
Total net assets	$5,937.9	$5,746.4	$5,977.3
Net asset value per share	$15.08	$14.74	$15.24
Other Data:
Number of portfolio companies	143	119	98
Distributions declared per share	$1.24	$1.56	$1.45
Total Return, based on market value(1)	21.7%	(20.1)%	22.0	%(2)
Total Return based on net asset value(3)	11.3%	8.7%	10.7%
Weighted average total yield of portfolio at fair value(4)	7.7%	7.9%	8.7%
Weighted average total yield of portfolio at amortized cost(4)	7.8%	7.8%	8.7%
Weighted average yield of debt and income producing securities at fair value(4)	7.9%	8.1%	8.7%
Weighted average yield of debt and income producing securities at amortized cost(4)	7.9%	8.0%	8.7%
Fair value of debt investments as a percentage of principal	98.2%	97.3%	98.0%

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
(3)
Total return based on net asset value is calculated as the change in net asset value (“NAV”) per share during the period, plus distributions per share (assuming dividends and distributions, if any, are reinvested in accordance with the Company’s dividend reinvestment plan), if any, divided by the beginning NAV per share.
(4)
For non-stated rate income producing investments, computed based on (a) the dividend or interest income earned for the respective trailing twelve months ended on the measurement date, divided by (b) the ending fair value. In instances where historical dividend or interest income data is not available or not representative for the trailing twelve months ended, the dividend or interest income is annualized. Prior to September 30, 2021, non-stated rate income producing investments were computed based on (a) the IRR on the measurement date, divided by

(b) the ending fair value. Prior to September 30, 2021, weighted average total yield of the portfolio at fair value and cost was 8.1% and 8.0%,

respectively, for the period ended December 31, 2020. Prior to September 30, 2021, weighted average total yield of the portfolio at fair value and cost was 8.7% and 8.6%, respectively, for the period ended December 31, 2019. Prior to September 30, 2021, weighted average yield of debt and income producing securities at fair value and cost was 8.3% and 8.2%, respectively, for the period ended December 31, 2020. Prior to September 30, 2021, weighted average yield of debt and income producing securities at fair value and cost was 8.7% and 8.6%, respectively, for the period ended December 31, 2019.

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

We are managed by Owl Rock Capital Advisors LLC (“the Adviser” or “our Adviser”). The Adviser is registered with the U.S. Securities and Exchange Commission (the “SEC”) as an investment adviser under the Investment Advisers Act of 1940, as amended (the "Advisers Act"), an indirect subsidiary of Blue Owl Capital Inc. ("Blue Owl") (NYSE: OWL) and part of Owl Rock, a division of Blue Owl focused on direct lending. Subject to the overall supervision of our board of directors (“the Board” or “our Board”), the Adviser manages our day-to-day operations, and provides investment advisory and management services to us. The Adviser or its affiliates may engage in certain origination activities and receive attendant arrangement, structuring or similar fees. The Adviser is responsible for managing our business and activities, including sourcing investment opportunities, conducting research, performing diligence on potential investments, structuring our investments, and monitoring our portfolio companies on an ongoing basis through a team of investment professionals.

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

The Adviser also serves as investment adviser to Owl Rock Capital Corporation II and Owl Rock Core Income Corp.

Blue Owl consists of three divisions: Owl Rock, which focuses on direct lending, Dyal, which focuses on providing capital to institutional alternative asset managers and Oak Street, which focuses on real estate strategies. Owl Rock is comprised of the Adviser, Owl Rock Technology Advisors LLC (“ORTA”), Owl Rock Technology Advisors II LLC ("ORTA II"), Owl Rock Capital Private Fund Advisors LLC (“ORPFA”) and Owl Rock Diversified Advisors LLC (“ORDA” and together with the Adviser, ORTA, ORTA II, ORPFA and ORDA, the "Owl Rock Advisers"), which also are investment advisers.

We may be prohibited under the 1940 Act from participating in certain transactions with our affiliates without the prior approval of our directors who are not interested persons and, in some cases, the prior approval of the SEC. We, our Adviser and certain affiliates have been granted exemptive relief by the SEC to permit us to co-invest with other funds managed by our Adviser or certain of its affiliates, in a manner consistent with our investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors. Pursuant to such exemptive relief, we generally are permitted to co-invest with certain of our affiliates if a “required majority” (as defined in Section 57(o) of the 1940 Act of our independent directors make certain conclusions in connection with a co-investment transaction, including that (1) the terms of the transactions, including the consideration to be paid, are reasonable and fair to us and our shareholders and do not involve overreaching by us or our shareholders on the part of any person concerned, (2) the transaction is consistent with the interests of our shareholders and is consistent with our investment objective and strategies, (3) the investment by our affiliates would not disadvantage us, and our participation would not be on a basis different from or less advantageous than that on which our affiliates are investing and (4) the proposed investment by us would not benefit our Adviser or its affiliates or any affiliated person of any of them (other than the parties to the transaction), except to the extent permitted by the exemptive relief and applicable law, including the limitations set forth in Section 57(k) of the 1940 Act. In addition, pursuant to an exemptive order issued by the SEC on April 8, 2020 and applicable to all BDCs, through December 31, 2020, we were permitted, subject to the satisfaction of certain conditions, to complete follow-on investments in our existing portfolio companies with certain private funds managed by the Adviser or its affiliates and covered by our exemptive relief, even if such private funds had not previously invested in such existing portfolio company. Without this order, private funds would generally not be able to participate in such follow-on investments with us unless the private funds had previously acquired securities of the portfolio company in a co-investment transaction with us. Although the conditional exemptive order has expired, the SEC’s Division of Investment Management has indicated that until March 31, 2022, it will not recommend enforcement action, to the extent that any BDC with an existing co-investment order continues to engage in certain transactions described in the conditional exemptive order, pursuant to the same terms and conditions described therein. The Owl Rock Advisers’ investment allocation policy seeks to ensure equitable allocation of investment opportunities over time between us and other funds managed by our Adviser or its affiliates. As a result of the exemptive relief, there could be significant overlap in our investment portfolio and the investment portfolio of the Owl Rock Clients and/or other funds managed by the Adviser or its affiliates that could avail themselves of the exemptive relief and that have an investment objective similar to ours.

On April 27, 2016, we formed a wholly-owned subsidiary, OR Lending LLC, a Delaware limited liability company, which holds a California finance lenders license. OR Lending LLC makes loans to borrowers headquartered in California. From time to time we may form wholly-owned subsidiaries to facilitate our normal course of business.

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

COVID-19 Developments

In March 2020, the outbreak of COVID -19 was recognized as a pandemic by the World Health Organization. In response to the outbreak, our Adviser instituted a work from home policy and began monitoring the ability of its employees to safely return to the office. In October 2021, the Adviser implemented a return to in-office work policy across all of its offices. The policy encourages a return to in-office work but allows for flexibility to work from home based on current conditions.

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

Our Investment Framework

We are a Maryland corporation organized primarily to originate and make loans to, and make debt and equity investments in, U.S. middle market companies. Our investment objective is to generate current income, and to a lesser extent, capital appreciation by targeting investment opportunities with favorable risk-adjusted returns. Since our Adviser and its affiliates began investment activities in April 2016 through December 31, 2021, our Adviser and its affiliates have originated $51.2 billion aggregate principal amount of investments, of which $48.2 billion of aggregate principal amount of investments prior to any subsequent exits or repayments, was retained by either us or a corporation or fund advised by our Adviser or its affiliates. We seek to generate current income primarily in U.S. middle market companies through direct originations of senior secured loans or originations of unsecured loans, subordinated loans or mezzanine loans and, to a lesser extent, investments in equity and equity-related securities including warrants, preferred stock and similar forms of senior equity. Our equity investments are typically not control-oriented investments and we may structure such equity investments to include provisions protecting our rights as a minority-interest holder.

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

We expect that generally our portfolio composition will be majority debt or income producing securities, which may include “covenant-lite” loans (as defined below), with a lesser allocation to equity or equity-linked opportunities, which we may hold directly or through special purpose vehicles. In addition, we may invest a portion of our portfolio in opportunistic investments and broadly syndicated loans, which will not be our primary focus, but will be intended to enhance returns to our shareholders. These investments may include high-yield bonds and broadly-syndicated loans, including publicly traded debt instruments. In addition, we generally do not intend to invest more than 20% of our total assets in companies whose principal place of business is outside the United States, although we do not generally intend to invest in companies whose principal place of business is in an emerging market. Our portfolio composition may fluctuate from time to time based on market conditions and interest rates.

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

We target portfolio companies where we can structure larger transactions. As of December 31, 2021, our average debt investment size in each of our portfolio companies was approximately $85.7 million based on fair value. As of December 31, 2021, our portfolio companies, excluding the investment in ORCC SLF and certain investments that fall outside of our typical borrower profile and represent 84.8% of our total debt portfolio based on fair value, had weighted average annual revenue of $632 million and weighted average annual EBITDA of $136 million.

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

Revenues

We generate revenues primarily in the form of interest income from the investments we hold. In addition, we generate income from dividends on either direct equity investments or equity interests obtained in connection with originating loans, such as options, warrants or conversion rights. Our debt investments typically have a term of three to ten years. As of December 31, 2021, 98.9% of our debt investments based on fair value bear interest at a floating rate, subject to interest rate floors, in certain cases. Interest on our debt investments is generally payable either monthly or quarterly.

Our investment portfolio consists primarily of floating rate loans, and our credit facilities bear interest at floating rates. Macro trends in base interest rates like London Interbank Offered Rate (“LIBOR”), the Secured Overnight Financing Rate ("SOFR") and any alternative reference rates may affect our net investment income over the long term. However, because we generally originate loans to a small number of portfolio companies each quarter, and those investments vary in size, our results in any given period, including the interest rate on investments that were sold or repaid in a period compared to the interest rate of new investments made during that period, often are idiosyncratic, and reflect the characteristics of the particular portfolio companies that we invested in or exited during the period and not necessarily any trends in our business or macro trends.

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

Market Trends

We believe the middle-market lending environment provides opportunities for us to meet our goal of making investments that generate attractive risk-adjusted returns.

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

Robust Demand for Debt Capital. We believe U.S. middle market companies will continue to require access to debt capital to refinance existing debt, support growth and finance acquisitions. In addition, we believe the large amount of uninvested capital held by funds of private equity firms, estimated by Preqin Ltd., an alternative assets industry data and research company, to be $1.7 trillion as of January 2022, will continue to drive deal activity. We expect that private equity sponsors will continue to pursue acquisitions and leverage their equity investments with secured loans provided by companies such as us.

The Middle Market is a Large Addressable Market. According to GE Capital’s National Center for the Middle Market 4th quarter 2021 Middle Market Indicator, there are approximately 200,000 U.S. middle market companies, which have approximately 48 million aggregate employees. Moreover, the U.S. middle market accounts for one-third of private sector gross domestic product (“GDP”). GE defines U.S. middle market companies as those between $10 million and $1 billion in annual revenue, which we believe has significant overlap with our definition of U.S. middle market companies.

Attractive Investment Dynamics. An imbalance between the supply of, and demand for, middle market debt capital creates attractive pricing dynamics. We believe the directly negotiated nature of middle market financings also generally provides more favorable terms to the lender, including stronger covenant and reporting packages, better call protection, and lender-protective change of control provisions. Additionally, we believe BDC managers’ expertise in credit selection and ability to manage through credit cycles has generally resulted in BDCs experiencing lower loss rates than U.S. commercial banks through credit cycles. Further, we believe that historical middle market default rates have been lower, and recovery rates have been higher, as compared to the larger market capitalization, broadly distributed market, leading to lower cumulative losses. Lastly, we believe that in the current environment, lenders with available capital may be able to take advantage of attractive investment opportunities as the economy reopens and may be able to achieve improved economic spreads and documentation terms.

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

Portfolio and Investment Activity

As of December 31, 2021, based on fair value, our portfolio consisted of 74.9% first lien senior secured debt investments (of which 55% we consider to be unitranche debt investments (including “last out” portions of such loans)), 15.1% second lien senior secured debt investments, 1.5% unsecured investments, 2.1% preferred equity investments, 4.5% common equity investments and 1.9% investment funds and vehicles.

As of December 31, 2021, our weighted average total yield of the portfolio at fair value and amortized cost was 7.7% and 7.8%, respectively, and our weighted average yield of accruing debt and income producing securities at fair value and amortized cost was 7.9% and 7.9%, respectively(1). As of December 31, 2021, the weighted average spread of total debt investments was 6.6%.

As of December 31, 2021, we had investments in 143 portfolio companies with an aggregate fair value of $12.7 billion. As of December 31, 2021 we had net leverage of 1.13x debt-to-equity.

Based on current market conditions, the pace of our investment activities, including originations and repayments, may vary. Currently, the strength of the financing and merger and acquisitions markets and the current low interest rate environment, has led to increased originations and repayments, an active pipeline of investment opportunities including demand for large unitranche debt investments. We are monitoring the effect that a rising interest rate environment may have on our portfolio companies and our investment activities. For the year ended December 31, 2021, we received repayments of approximately $4.3 billion and we expect to continue to receive repayments in the current environment.

________________

(1)
Refer to page 84, footnote (1), for more information on our calculation of weighted average yields.

Our investment activity for the years ended December 31, 2021, 2020 and 2019 is presented below (information presented herein is at par value unless otherwise indicated).

	For the Years Ended December 31,
($ in thousands)	2021	2020	2019
New investment commitments
Gross originations	$7,456,901	3,667,048	4,625,939
Less: Sell downs	(632,072)	(222,276)	(191,277)
Total new investment commitments	$6,824,829	$3,444,772	$4,434,662
Principal amount of investments funded:
First-lien senior secured debt investments	$4,369,794	$2,132,417	3,083,777
Second-lien senior secured debt investments	846,299	518,480	596,421
Unsecured debt investments	132,288	55,873	—
Preferred equity investments(3)	238,367	22,163	—
Common equity investments(3)	113,780	97,617	1,991
Investment funds and vehicles	141,876	18,950	—
Total principal amount of investments funded	$5,842,404	$2,845,500	$3,682,189
Principal amount of investments sold or repaid:
First-lien senior secured debt investments	$(3,343,381)	$(1,060,352)	$(820,602)
Second-lien senior secured debt investments	(910,582)	(90,686)	(116,700)
Unsecured debt investments	—	—	(23,000)
Preferred equity investments(3)	—	—	—
Common equity investments(3)	(4,827)	(867)	(1,991)
Investment funds and vehicles	—	—	(2,250)
Total principal amount of investments sold or repaid	$(4,258,790)	$(1,151,905)	$(964,543)
Number of new investment commitments in new portfolio companies(1)	67	30	38
Average new investment commitment amount	82,831	$84,891	$107,981
Weighted average term for new debt investment commitments (in years)	6.3	5.9	6.3
Percentage of new debt investment commitments at floating rates	98.1%	96.3%	100.0%
Percentage of new debt investment commitments at fixed rates	1.9%	3.7%	0.0%
Weighted average interest rate of new debt investment commitments(2)	7.3%	7.8%	8.0%
Weighted average spread over LIBOR of new floating rate debt investment commitments	6.4%	6.9%	6.1%

________________

(1)
Number of new investment commitments represents commitments to a particular portfolio company.
(2)
Assumes each floating rate commitment is subject to the greater of the interest rate floor (if applicable) or 3-month LIBOR, which was 0.21%, 0.24% and 1.91% as of December 31, 2021, 2020 and 2019, respectively.
(3)
As of December 30, 2020 and 2019, preferred equity investments and common equity investments were reported in aggregate as equity investments.

As of December 31, 2021 and 2020, our investments consisted of the following:

	December 31, 2021			December 31, 2020
($ in thousands)	Amortized Cost		Fair Value	Amortized Cost		Fair Value
First-lien senior secured debt investments	$9,548,096	(3)	$9,539,774	$8,483,799	(3)	$8,404,754
Second-lien senior secured debt investments	1,919,453		1,921,447	2,035,151		2,000,471
Unsecured debt investments	197,198		196,485	56,473		59,562
Preferred equity investments(4)	256,630		260,869	22,163		22,157
Common equity investments(1)(4)	477,462		576,004	223,295		249,582
Investment funds and vehicles(2)	249,714		247,061	107,837		105,546
Total Investments	$12,648,553		$12,741,640	$10,928,718		$10,842,072

________________

(1)
Includes investment in Wingspire.

(2)
Includes investment in ORCC SLF.
(3)
55% and 37% of which we consider unitranche loans as of December 31, 2021 and December 31, 2020, respectively.
(4)
As of December 31, 2020, preferred equity investments and common equity investments were reported in aggregate as equity investments.

The table below describes investments by industry composition based on fair value as of December 31, 2021 and December 31, 2020:

	December 31, 2021	December 31, 2020
Advertising and media	0.9%	1.0%
Aerospace and defense	2.9	2.7
Automotive	1.5	1.6
Buildings and real estate	5.4	5.6
Business services	3.3	5.7
Chemicals	2.3	2.2
Consumer products	4.0	2.3
Containers and packaging	1.3	2.0
Distribution	4.4	6.3
Education	1.0	2.6
Energy equipment and services	—	0.1
Financial services(1)	8.4	2.9
Food and beverage	6.2	8.7
Healthcare equipment and services	4.2	3.7
Healthcare providers and services	7.1	5.2
Healthcare technology	4.6	3.6
Household products	1.8	1.4
Human resource support services(3)	1.6	0.0
Infrastructure and environmental services	1.5	1.8
Insurance	8.8	8.9
Internet software and services	11.3	11.1
Investment funds and vehicles(2)	1.9	1.0
Leisure and entertainment	2.2	2.0
Manufacturing	5.7	5.3
Oil and gas	0.9	1.7
Professional services	3.0	5.6
Specialty retail	2.0	2.1
Telecommunications	—	0.5
Transportation	1.8	2.4
Total	100.0%	100.0%

________________

(1)
Includes investment in Wingspire.
(2)
Includes investment in ORCC SLF.
(3)
Rounds to less than 0.1% as of December 31, 2020.

The table below describes investments by geographic composition based on fair value as of December 31, 2021 and December 31, 2020:

	December 31, 2021	December 31, 2020
United States:
Midwest	17.0%	18.2%
Northeast	19.7	16.7
South	38.2	42.3
West	18.6	17.2
International	6.5	5.6 (1)
Total	100.0%	100.0%

________________

(1)
As of December 31, 2020, the geographic composition of Belgium, Canada, Israel and the United Kingdom were 0.8%, 1.0%, 0.4% and 3.4%, respectively.

The weighted average yields and interest rates of our investments at fair value as of December 31, 2021 and December 31, 2020 were as follows:

	December 31, 2021	December 31, 2020
Weighted average total yield of portfolio(1)	7.7%	7.9%
Weighted average total yield of accruing debt and income producing securities(1)	7.9%	8.1%
Weighted average interest rate of accruing debt securities	7.4%	7.4%
Weighted average spread over LIBOR of all accruing floating rate investments	6.5%	6.6%

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

The following table shows the composition of our portfolio on the 1 to 5 rating scale as of December 31, 2021 and December 31, 2020:

	December 31, 2021		December 31, 2020
Investment Rating	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
($ in thousands)
1	$1,486,521	11.7%	$1,093,318	10.1%
2	9,989,520	78.4	8,628,248	79.6
3	1,249,149	9.8	904,018	8.3
4	16,450	0.1	216,488	2.0
5	—	—	—	—
Total	$12,741,640	100.0%	$10,842,072	100.0%

The following table shows the amortized cost of our performing and non-accrual debt investments as of December 31, 2021 and December 31, 2020:

	December 31, 2021		December 31, 2020
($ in thousands)	Amortized Cost	Percentage	Amortized Cost	Percentage
Performing	$11,637,373	99.8%	$10,518,059	99.5%
Non-accrual	27,374	0.2%	57,364	0.5%
Total	$11,664,747	100.0%	$10,575,423	100.0%

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

Portfolio Companies

The following table sets forth certain information regarding each of the portfolio companies in which we had a debt or equity investment as of December 31, 2021. We offer to make available significant managerial assistance to our portfolio companies. We may receive rights to observe the meetings of our portfolio companies’ board of directors. Other than these investments, our only relationships with our portfolio companies are the managerial assistance we may separately provide to our portfolio companies, which services would be ancillary to our investments. As of December 31, 2021, other than ORCC SLF, Wingspire Capital Holdings LLC, Swipe Acquisition Corp. (dba PLI) and PS Operating Company LLC (fka QC Supply, LLC), we did not “control” and are not an “affiliate” of any of our portfolio companies, each as defined in the 1940 Act. In general, under the 1940 Act, we would “control” a portfolio company if we owned 25.0% or more of its voting securities and would be an “affiliate” of a portfolio company if we owned five percent or more of its voting securities.

($ in thousands) Company	Industry	Type of Investment	Interest Rate	Maturity / Dissolution Date	Percentage of Class Held on a Fully Diluted Basis	Principal Number of Shares / Number of Units	Amortized Cost	Fair Value
3ES Innovation Inc. (dba Aucerna)(1)(4) Suite 800, 250 - 2nd Street S.W. Calgary, Alberta, Canada	Internet software and services	First lien senior secured loan	L + 6.75%	5/13/2025	0.0%	61,259	60,718	60,340
3ES Innovation Inc. (dba Aucerna)(1)(12) Suite 800, 250 - 2nd Street S.W. Calgary, Alberta, Canada	Internet software and services	First lien senior secured revolving loan	L + 6.75%	5/13/2025	0.0%	—	(27)	(58)
ABB/Con-cise Optical Group LLC(1)(2) 12301 NW 39th StreetCoral Springs, FL 33065	Distribution	First lien senior secured loan	L + 5.00%	6/15/2023	0.0%	74,831	74,484	74,456
ABB/Con-cise Optical Group LLC(1)(2) 12301 NW 39th StreetCoral Springs, FL 33065	Distribution	Second lien senior secured loan	L + 9.00%	6/17/2024	0.0%	25,000	24,705	24,875
Accela, Inc.(1)(2) 2633 Camino Ramon, Suite 500San Ramon, CA 94583	Internet software and services	First lien senior secured loan	L + 7.50% (incl. 4.25% PIK)	9/30/2024	0.0%	23,990	23,818	23,990
Accela, Inc.(1)(12) 2633 Camino Ramon, Suite 500San Ramon, CA 94583	Internet software and services	First lien senior secured revolving loan	L + 7.00%	9/30/2024	0.0%	—	—	—
Access CIG, LLC(1)(2) 6818 A Patterson Pass RoadLivermore, CA 94550	Business services	Second lien senior secured loan	L + 7.75%	2/27/2026	0.0%	58,760	58,343	58,466
Alera Group, Inc.(1)(2) 3 Parkway North, Suite 500. Deerfield, Illinois 60015	Insurance	First lien senior secured loan	L + 5.50%	10/2/2028	0.0%	43,036	42,097	42,068
Alera Group, Inc.(1)(2)(12) 3 Parkway North, Suite 500. Deerfield, Illinois 60015	Insurance	First lien senior secured delayed draw term loan	L + 5.50%	10/2/2023	0.0%	11,825	11,560	11,554
AmSpec Group, Inc. (fka AmSpec Services Inc.)(1)(4) 1249 S River RdCranbury, NJ 08512	Professional services	First lien senior secured loan	L + 5.75%	7/2/2024	0.0%	110,265	109,296	109,713
AmSpec Group, Inc. (fka AmSpec Services Inc.)(1)(7)(12) 1249 S River RdCranbury, NJ 08512	Professional services	First lien senior secured revolving loan	P + 3.75%	7/2/2024	0.0%	3,796	3,691	3,724

Apex Group Treasury, LLC(1)(4) Vallis Building, 4th Floor, 58 Par-le-Ville Rd, Hamilton HM11 Bermuda	Professional Services	Second lien senior secured loan	L + 6.75%	7/27/2029	0.0%	19,000	18,817	18,810
Apex Group Treasury, LLC(1)(12) Vallis Building, 4th Floor, 58 Par-le-Ville Rd, Hamilton HM11 Bermuda	Professional Services	Second lien senior secured delayed draw term loan	L + 6.75%	6/30/2022	0.0%	—	—	—
Apptio, Inc.(1)(5) 11100 NE 8th Street, Suite 600, Bellevue, WA 98004	Internet software and services	First lien senior secured loan	L + 7.25%	1/10/2025	0.0%	50,916	50,179	50,916
Apptio, Inc.(1)(4)(12) 11100 NE 8th Street, Suite 600, Bellevue, WA 98004	Internet software and services	First lien senior secured revolving loan	L + 7.25%	1/10/2025	0.0%	1,112	1,084	1,112
Aramsco, Inc.(1)(2) PO Box 29Thorofare, NJ 08086	Distribution	First lien senior secured loan	L + 5.25%	8/28/2024	0.0%	55,899	55,224	55,899
Aramsco, Inc.(1)(12) PO Box 29Thorofare, NJ 08086	Distribution	First lien senior secured revolving loan	L + 5.25%	8/28/2024	0.0%	—	(93)	—
Ardonagh Midco 3 PLC(1)(5) 1 Minster Court, Mincing Lane, London EC3R 7AA, United Kingdom	Insurance	First lien senior secured USD delayed draw term loan	L + 5.50%	7/14/2026	0.0%	26,784	26,269	26,784
Ardonagh Midco 3 PLC(1)(10) 1 Minster Court, Mincing Lane, London EC3R 7AA, United Kingdom	Insurance	First lien senior secured loan	E + 6.75%	7/14/2026	0.0%	10,388	10,013	10,388
Ardonagh Midco 3 PLC(1)(11) 1 Minster Court, Mincing Lane, London EC3R 7AA, United Kingdom	Insurance	First lien senior secured GBP term loan	S + 6.75%	7/14/2026	0.0%	117,374	106,703	117,374
Ardonagh Midco 3 PLC(1)(12) 1 Minster Court, Mincing Lane, London EC3R 7AA, United Kingdom	Insurance	First lien senior secured GBP delayed draw term loan	L + 5.50%	8/19/2023	0.0%	—	—	—
Ardonagh Midco 2 PLC 1 Minster Court, Mincing Lane, London EC3R 7AA, United Kingdom	Insurance	Unsecured notes	12.75% PIK	1/15/2027	0.0%	10,527	10,451	11,620
Aruba Investments Holdings LLC (dba Angus Chemical Company)(1)(5) 1500 E Lake Cook Rd, Buffalo Grove, IL 60089	Chemicals	Second lien senior secured loan	L + 7.75%	11/24/2028	0.0%	10,000	9,867	10,000
Ascend Buyer, LLC (dba PPC Flexible Packaging)(1)(4) 1111 Busch Parkway, Buffalo Grove, IL 60089	Containers and packaging	First lien senior secured loan	L + 5.75%	10/2/2028	0.0%	5,554	5,500	5,498
Ascend Buyer, LLC (dba PPC Flexible Packaging)(1)(4)(12) 1111 Busch Parkway, Buffalo Grove, IL 60089	Containers and packaging	First lien senior secured revolving loan	L + 5.75%	9/30/2027	0.0%	94	89	88

Associations, Inc.(1)(4) 5401 North Central Expressway, Suite 300Dallas, TX 75205	Buildings and real estate	First lien senior secured loan	L + 6.50% (incl. 2.50% PIK)	7/2/2027	0.0%	452,630	448,461	448,102
Associations, Inc.(1)(12) 5401 North Central Expressway, Suite 300Dallas, TX 75205	Buildings and real estate	First lien senior secured revolving loan	L + 6.50%	7/2/2027	0.0%	—	(302)	(329)
Aviation Solutions Midco, LLC (dba STS Aviation)(1)(4) 2000 NE Jensen Beach BlvdJensen Beach, FL 34957	Aerospace and defense	First lien senior secured loan	L + 7.25%	1/3/2025	0.0%	214,643	212,314	202,838
AxiomSL Group, Inc.(1)(4) 45 Broadway, 27th Floor, New York, NY, 10006	Financial services	First lien senior secured loan	L + 6.00%	12/3/2027	0.0%	202,775	200,614	201,254
AxiomSL Group, Inc.(1)(12) 45 Broadway, 27th Floor, New York, NY, 10006	Financial services	First lien senior secured delayed draw term loan	L + 6.00%	7/21/2023	0.0%	—	(39)	—
AxiomSL Group, Inc.(1)(12) 45 Broadway, 27th Floor, New York, NY, 10006	Financial services	First lien senior secured revolving loan	L + 6.00%	12/3/2025	0.0%	—	(190)	(137)
Balrog Acquisition, Inc. (dba BakeMark)(1)(5) 7351 Crider Ave., Pico Rivera, CA 90660	Food and beverage	Second lien senior secured loan	L + 7.00%	9/3/2029	0.0%	22,000	21,821	21,815
Bayshore Intermediate #2, L.P. (dba Boomi)(1)(4) 1400 Liberty Ridge Drive, Chesterbrook PA, 19087	Internet software and services	First lien senior secured loan	L + 7.75% PIK	10/2/2028	0.0%	82,962	81,145	81,095
Bayshore Intermediate #2, L.P. (dba Boomi)(1)(12) 1400 Liberty Ridge Drive, Chesterbrook PA, 19087	Internet software and services	First lien senior secured revolving loan	L + 6.75%	10/1/2027	0.0%	—	(149)	(156)
Brooklyn Lender Co-Invest 2, L.P. 1400 Liberty Ridge Drive, Chesterbrook PA, 19087	Internet software and services	Common Units	N/A	N/A	0.2%	7,503,843	7,504	7,504
BCPE Nucleon (DE) SPV, LP(1)(5) 4001 Kennett Pike, Suite 302, Wilmington, DE 19807	Internet software and services	First lien senior secured loan	L + 7.00%	9/24/2026	0.0%	189,778	187,355	188,829
BCPE Osprey Buyer, Inc. (dba PartsSource)(1)(5) 777 Lena Drive Aurora, Ohio 44202	Healthcare technology	First lien senior secured loan	L + 5.75%	8/23/2028	0.0%	114,052	112,307	112,227
BCPE Osprey Buyer, Inc. (dba PartsSource)(1)(12) 777 Lena Drive Aurora, Ohio 44202	Healthcare technology	First lien senior secured delayed draw term loan	L + 5.75%	8/23/2023	0.0%	—	(269)	(133)
BCPE Osprey Buyer, Inc. (dba PartsSource)(1)(12) 777 Lena Drive Aurora, Ohio 44202	Healthcare technology	First lien senior secured revolving loan	L + 5.75%	8/21/2026	0.0%	—	(190)	(190)
BCTO BSI Buyer, Inc. (dba Buildertrend)(1)(4) 11811 I St. Omaha, NE 68137	Internet software and services	First lien senior secured loan	L + 7.00%	12/23/2026	0.0%	44,643	44,258	44,420
BCTO BSI Buyer, Inc. (dba Buildertrend)(1)(4)(12) 11811 I St. Omaha, NE 68137	Internet software and services	First lien senior secured revolving loan	L + 7.00%	12/23/2026	0.0%	3,018	2,973	2,991

Black Mountain Sand Eagle Ford LLC(1)(4) 420 Commerce Street, Suite 500, Fort Worth, TX 76102	Oil and gas	First lien senior secured loan	L + 8.25%	8/17/2022	0.0%	4,808	4,808	4,808
Blackhawk Network Holdings, Inc.(1)(2) 6220 Stoneridge Mall RoadPleasanton, CA 94588	Financial services	Second lien senior secured loan	L + 7.00%	6/15/2026	0.0%	106,400	105,763	106,400
Blend Labs, Inc.(1)(4) 415 Kearny Street San Francisco, CA 94108	Financial services	First lien senior secured loan	L + 7.50%	7/1/2026	0.0%	67,500	65,988	66,150
Blend Labs, Inc.(1)(12) 415 Kearny Street San Francisco, CA 94108	Financial services	First lien senior secured revolving loan	L + 7.50%	7/1/2026	0.0%	—	(67)	(150)
Blend Labs, Inc. 415 Kearny Street San Francisco, CA 94108	Financial services	Common Stock	N/A	N/A	0.0%	72,317	1,000	515
Blend Labs, Inc. 415 Kearny Street San Francisco, CA 94108	Financial services	Warrants	N/A	N/A	0.0%	179,529	975	380
BP Veraison Buyer, LLC (dba Sun World)(1)(3) 5701 Truxtun Ave Bakersfield, CA 93309	Food and beverage	First lien senior secured loan	L + 5.75%	5/12/2027	0.0%	69,381	68,596	68,687
BP Veraison Buyer, LLC (dba Sun World)(1)(12) 5701 Truxtun Ave Bakersfield, CA 93309	Food and beverage	First lien senior secured delayed draw term loan	L + 5.75%	5/12/2023	0.0%	—	(32)	—
BP Veraison Buyer, LLC (dba Sun World)(1)(12) 5701 Truxtun Ave Bakersfield, CA 93309	Food and beverage	First lien senior secured revolving loan	L + 5.75%	5/12/2027	0.0%	—	(97)	(87)
Bracket Intermediate Holding Corp.(1)(4) 575 East Swedesford Road, Suite 200Wayne, PA 19087	Healthcare technology	First lien senior secured loan	L + 4.25%	9/5/2025	0.0%	516	487	514
Bracket Intermediate Holding Corp.(1)(4) 575 East Swedesford Road, Suite 200Wayne, PA 19087	Healthcare technology	Second lien senior secured loan	L + 8.13%	9/7/2026	0.0%	26,250	25,896	26,119
Brightway Holdings, LLC(1)(4) 3733 University Blvd. W Jacksonville, FL 32217	Insurance	First lien senior secured loan	L + 6.50%	12/16/2027	0.0%	26,842	26,509	26,507
Brightway Holdings, LLC(1)(12) 3733 University Blvd. W Jacksonville, FL 32217	Insurance	First lien senior secured revolving loan	L + 6.50%	12/16/2027	0.0%	—	(39)	(39)
GrowthCurve Capital Sunrise Co-Invest LP 3733 University Blvd. W Jacksonville, FL 32217	Insurance	LP Interest	N/A	N/A	1.6%	632	633	632
CD&R Value Building Partners I, L.P. c/o Maples Corporate Services Limited, P.O. Box 309, Ugland House, Grand Cayman, KY1-1104, Cayman Islands	Automotive	LP Interest	N/A	N/A	0.8%	33,000	33,065	33,000

Centrify Corporation(1)(4) 3300 Tannery Way, Santa Clara, CA 95054	Internet software and services	First lien senior secured loan	L + 5.75%	3/2/2028	0.0%	66,903	65,383	65,564
Centrify Corporation(1)(12) 3300 Tannery Way, Santa Clara, CA 95054	Internet software and services	First lien senior secured revolving loan	L + 5.75%	3/2/2027	0.0%	—	(173)	(136)
CIBT Global, Inc.(1)(4) 1600 International Drive, Suite 600McLean, VA 22102	Business services	First lien senior secured loan	L + 5.25% (incl. 4.25% PIK)	6/3/2024	0.0%	856	629	531
CIBT Global, Inc.(1)(6) 1600 International Drive, Suite 600McLean, VA 22102	Business services	Second lien senior secured loan	L + 7.75% (incl. 6.75% PIK)	12/1/2025	0.0%	63,678	26,745	15,919
CivicPlus, LLC(1)(4) 302 South 4th Street Suite 500 Manhattan, KS 66502	Internet software and services	First lien senior secured loan	L + 6.00%	8/24/2027	0.0%	14,236	14,101	14,094
CivicPlus, LLC(1)(12) 302 South 4th Street Suite 500 Manhattan, KS 66502	Internet software and services	First lien senior secured delayed draw term loan	L + 6.00%	8/24/2023	0.0%	—	—	—
CivicPlus, LLC(1)(12) 302 South 4th Street Suite 500 Manhattan, KS 66502	Internet software and services	First lien senior secured revolving loan	L + 6.00%	8/24/2027	0.0%	—	(13)	(13)
ConAir Holdings LLC(1)(4) 1 Cummings Point Road Stamford, CT, 06902	Consumer products	Second lien senior secured loan	L + 7.50%	5/17/2029	0.0%	187,500	186,174	187,500
ASP Conair Holdings LP 1 Cummings Point Road Stamford, CT, 06902	Consumer products	Class A Units	N/A	N/A	0.8%	60,714	6,071	6,071
Cornerstone OnDemand, Inc.(1)(5) 1601 Cloverfield Blvd Ste 600S, Santa Monica, CA 90404	Human resource support services	Second lien senior secured loan	L + 6.50%	10/15/2029	0.0%	115,833	114,128	114,096
Sunshine Software Holdings, Inc. (dba Cornerstone OnDemand, Inc.) 1601 Cloverfield Blvd Ste 600S, Santa Monica, CA 90404	Human resource support services	Series A Preferred Stock	10.50% PIK	N/A	1.5%	38,500	38,401	38,380
Delta TopCo, Inc. (dba Infoblox, Inc.)(1)(4) 3111 Coronado Dr, Santa Clara, CA 95054	Internet software and services	Second lien senior secured loan	L + 7.25%	12/1/2028	0.0%	15,000	14,934	15,000
Denali BuyerCo, LLC (dba Summit Companies)(1)(4) 575 Minnehaha Ave. W. St. Paul, MN 55103	Business services	First lien senior secured loan	L + 6.00%	9/15/2028	0.0%	51,393	50,665	50,879
Denali BuyerCo, LLC (dba Summit Companies)(1)(4)(12) 575 Minnehaha Ave. W. St. Paul, MN 55103	Business services	First lien senior secured delayed draw term loan	L + 6.00%	9/15/2023	0.0%	2,003	1,927	1,983
Denali BuyerCo, LLC (dba Summit Companies)(1)(12) 575 Minnehaha Ave. W. St. Paul, MN 55103	Business services	First lien senior secured revolving loan	L + 6.00%	9/15/2027	0.0%	—	(34)	(36)

Denali Holding LP (dba Summit Companies) 575 Minnehaha Ave. W. St. Paul, MN 55103	Business services	Class A Units	N/A	N/A	0.4%	313,850	3,136	3,136
Diamondback Acquisition, Inc. (dba Sphera)(1)(2) 130 East Randolph Street Suite 1900 Chicago, IL 60601	Business services	First lien senior secured loan	L + 5.50%	9/13/2028	0.0%	5,407	5,302	5,298
Diamondback Acquisition, Inc. (dba Sphera)(1)(12) 130 East Randolph Street Suite 1900 Chicago, IL 60601	Business services	First lien senior secured delayed draw term loan	L + 5.50%	9/13/2023	0.0%	—	(10)	(11)
Dodge Data & Analytics LLC(1)(4) 300 American Metro Blvd. Suite 185 Hamilton, NJ 08619	Buildings and real estate	First lien senior secured loan	L + 7.50%	4/14/2026	0.0%	32,561	31,987	33,538
Dodge Data & Analytics LLC(1)(12) 300 American Metro Blvd. Suite 185 Hamilton, NJ 08619	Buildings and real estate	First lien senior secured revolving loan	L + 7.50%	4/14/2026	0.0%	—	(32)	—
Skyline Holdco B, Inc. (dba Dodge Data & Analytics) 300 American Metro Blvd. Suite 185 Hamilton, NJ 08619	Buildings and real estate	Series A Preferred Stock	N/A	N/A	0.7%	2,181,629	3,272	3,612
Douglas Products and Packaging Company LLC(1)(4) 1550 E. Old 210 HighwayLiberty, MO 64068	Chemicals	First lien senior secured loan	L + 5.75%	10/19/2022	0.0%	106,179	105,952	105,117
Douglas Products and Packaging Company LLC(1)(7)(12) 1550 E. Old 210 HighwayLiberty, MO 64068	Chemicals	First lien senior secured revolving loan	P + 4.75%	10/19/2022	0.0%	5,147	5,135	5,056
EET Buyer, Inc. (dba e-Emphasys)(1)(4) 2501 Weston Pkwy # 101, Cary, NC 27513	Internet software and services	First lien senior secured loan	L + 5.75%	11/8/2027	0.0%	4,545	4,501	4,500
EET Buyer, Inc. (dba e-Emphasys)(1)(12) 2501 Weston Pkwy # 101, Cary, NC 27513	Internet software and services	First lien senior secured revolving loan	L + 5.75%	11/8/2027	0.0%	—	(4)	(5)
Endries Acquisition, Inc.(1)(4) 714 West Ryan Street, P.O. Box 69 Brillion, Wisconsin USA 54110-0069	Distribution	First lien senior secured loan	L + 6.25%	12/10/2025	0.0%	200,163	197,994	200,163
Entertainment Benefits Group, LLC(1)(3) 19495 Biscayne Boulevard, Suite 300, Aventura, FL 33180	Business services	First lien senior secured loan	L + 8.25% (incl. 2.50% PIK)	9/30/2025	0.0%	83,600	82,795	79,838
Entertainment Benefits Group, LLC(1)(12) 19495 Biscayne Boulevard, Suite 300, Aventura, FL 33180	Business services	First lien senior secured revolving loan	L + 8.25% (incl. 2.50% PIK)	9/30/2024	0.0%	—	(91)	(504)
Evolution BuyerCo, Inc. (dba SIAA)(1)(4) 234 Lafayette Rd Hampton?, NH, 03842-4105 United States	Insurance	First lien senior secured loan	L + 6.25%	4/28/2028	0.0%	143,150	141,253	141,360

Evolution BuyerCo, Inc. (dba SIAA)(1)(12) 234 Lafayette Rd Hampton?, NH, 03842-4105 United States	Insurance	First lien senior secured revolving loan	L + 6.25%	4/30/2027	0.0%	—	(135)	(134)
Evolution Parent, LP (dba SIAA) 234 Lafayette Rd Hampton?, NH, 03842-4105 United States	Insurance	LP Interest	N/A	N/A	0.9%	42,838	4,284	4,284
Feradyne Outdoors, LLC(1)(4) 1230 Poplar AvenueSuperior, WI 54880	Consumer products	First lien senior secured loan	L + 6.25%	5/25/2023	0.0%	86,956	86,671	86,956
Forescout Technologies, Inc.(1)(4) 190 W. Tasman Drive, San Jose, CA 95134	Internet software and services	First lien senior secured loan	L + 9.50% PIK	8/17/2026	0.0%	54,811	54,119	54,811
Forescout Technologies, Inc.(1)(12) 190 W. Tasman Drive, San Jose, CA 95134	Internet software and services	First lien senior secured revolving loan	L + 8.50%	8/18/2025	0.0%	—	(68)	—
Fortis Solutions Group, LLC(1)(4) 2505 Hawkeye Ct Virginia Beach, VA, 23452-7845 United States	Containers and packaging	First lien senior secured loan	L + 5.50%	10/13/2028	0.0%	3,324	3,259	3,257
Fortis Solutions Group, LLC(1)(12) 2505 Hawkeye Ct Virginia Beach, VA, 23452-7845 United States	Containers and packaging	First lien senior secured delayed draw term loan	L + 5.50%	10/13/2023	0.0%	—	(13)	(13)
Fortis Solutions Group, LLC(1)(12) 2505 Hawkeye Ct Virginia Beach, VA, 23452-7845 United States	Containers and packaging	First lien senior secured revolving loan	L + 5.50%	10/15/2027	0.0%	—	(9)	(9)
FR Arsenal Holdings II Corp. (dba Applied-Cleveland Holdings, Inc.)(1)(5) 370690 East Old Highway 64Cleveland, OK 74020	Infrastructure and environmental services	First lien senior secured loan	L + 7.50%	9/8/2022	0.0%	118,253	118,545	112,932
Gainsight, Inc.(1)(4) 655 Montgomery St 7th Floor, San Francisco, CA	Business services	First lien senior secured loan	L + 6.75% PIK	7/30/2027	0.0%	19,547	19,231	19,254
Gainsight, Inc.(1)(12) 655 Montgomery St 7th Floor, San Francisco, CA	Business services	First lien senior secured revolving loan	L + 6.00%	7/30/2027	0.0%	—	(55)	(50)
Galls, LLC(1)(4) 1340 Russell Cave RoadP.O. Box 54308Lexington, KY 40505	Specialty Retail	First lien senior secured loan	L + 6.75% (incl. 0.50% PIK)	1/31/2025	0.0%	104,742	103,983	98,458
Galls, LLC(1)(4)(12) 1340 Russell Cave RoadP.O. Box 54308Lexington, KY 40505	Specialty Retail	First lien senior secured revolving loan	L + 6.75%	1/31/2024	0.0%	11,943	11,624	9,999
Gaylord Chemical Company, L.L.C.(1)(4) 106 Galeria Blvd Dlidell, LA, 70458-1245	Chemicals	First lien senior secured loan	L + 6.50%	3/30/2027	0.0%	152,645	151,277	151,882

Gaylord Chemical Company, L.L.C.(1)(12) 106 Galeria Blvd Dlidell, LA, 70458-1245	Chemicals	First lien senior secured revolving loan	L + 6.50%	3/30/2026	0.0%	—	(112)	(66)
Genesis Acquisition Co. (dba Procare Software)(1)(4) 1 West Main St., Ste 201Medford, OR 97501	Internet software and services	First lien senior secured loan	L + 4.00%	7/31/2024	0.0%	18,129	17,961	17,630
Genesis Acquisition Co. (dba Procare Software)(1)(4) 1 West Main St., Ste 201Medford, OR 97501	Internet software and services	First lien senior secured revolving loan	L + 4.00%	7/31/2024	0.0%	2,637	2,614	2,564
Gerson Lehrman Group, Inc.(1)(5) 60 East 42nd Street, 3rd Floor, New York, NY 10165	Professional services	First lien senior secured loan	L + 5.25%	12/12/2024	0.0%	151,895	151,062	151,895
Gerson Lehrman Group, Inc.(1)(12) 60 East 42nd Street, 3rd Floor, New York, NY 10165	Professional services	First lien senior secured revolving loan	L + 5.25%	12/12/2024	0.0%	—	(105)	—
GI Ranger Intermediate, LLC (dba Rectangle Health)(1)(4) 115 E Stevens Ave, Valhalla, New York, 10595, United States	Healthcare technology	First lien senior secured loan	L + 6.00%	10/30/2028	0.0%	4,017	3,938	3,937
GI Ranger Intermediate, LLC (dba Rectangle Health)(1)(12) 115 E Stevens Ave, Valhalla, New York, 10595, United States	Healthcare technology	First lien senior secured delayed draw term loan	L + 6.00%	10/30/2023	0.0%	—	(6)	(6)
GI Ranger Intermediate, LLC (dba Rectangle Health)(1)(12) 115 E Stevens Ave, Valhalla, New York, 10595, United States	Healthcare technology	First lien senior secured revolving loan	L + 6.00%	10/29/2027	0.0%	—	(7)	(7)
Global Music Rights, LLC(1)(4) 907 Westwood Blvd #388 · Los Angeles, CA 90024	Advertising and media	First lien senior secured loan	L + 5.75%	8/28/2028	0.0%	7,500	7,356	7,350
Global Music Rights, LLC(1)(12) 907 Westwood Blvd #388 · Los Angeles, CA 90024	Advertising and media	First lien senior secured revolving loan	L + 5.75%	8/27/2027	0.0%	—	(13)	(13)
Gloves Buyer, Inc. (dba Protective Industrial Products)(1)(2) 968 Albany Shaker Road Latham, NY 12110	Manufacturing	Second lien senior secured loan	L + 8.25%	12/29/2028	0.0%	29,250	28,584	28,884
Gloves Holdings, LP (dba Protective Industrial Products) 968 Albany Shaker Road Latham, NY 12110	Manufacturing	LP Interest	N/A	N/A	0.6%	3,250	3,250	3,640
GovBrands Intermediate, Inc.(1)(4) 3025 Windward Plaza, Ste 200. Alpharetta, GA	Internet software and services	First lien senior secured loan	L + 5.50%	8/4/2027	0.0%	10,658	10,407	10,392
GovBrands Intermediate, Inc.(1)(2)(12) 3025 Windward Plaza, Ste 200. Alpharetta, GA	Internet software and services	First lien senior secured delayed draw term loan	L + 5.50%	8/4/2023	0.0%	2,404	2,333	2,330

GovBrands Intermediate, Inc.(1)(12) 3025 Windward Plaza, Ste 200. Alpharetta, GA	Internet software and services	First lien senior secured revolving loan	L + 5.50%	8/4/2027	0.0%	—	(18)	(20)
Granicus, Inc.(1)(4) 1999 Broadway, Suite 3600, Denver, CO 80202	Internet software and services	First lien senior secured loan	L + 6.50%	1/29/2027	0.0%	13,495	13,211	13,259
Granicus, Inc.(1)(4)(12) 1999 Broadway, Suite 3600, Denver, CO 80202	Internet software and services	First lien senior secured delayed draw term loan	L + 6.50%	1/30/2023	0.0%	1,535	1,498	1,501
Granicus, Inc.(1)(12) 1999 Broadway, Suite 3600, Denver, CO 80202	Internet software and services	First lien senior secured revolving loan	L + 6.50%	1/29/2027	0.0%	—	(24)	(21)
Guidehouse Inc.(1)(2) 1676 International Drive, Suite 800, McLean, VA 22102	Professional services	First lien senior secured loan	L + 5.50%	10/16/2028	0.0%	4,649	4,604	4,603
Guidehouse Inc.(1)(12) 1676 International Drive, Suite 800, McLean, VA 22102	Professional services	First lien senior secured revolving loan	L + 5.50%	10/15/2027	0.0%	—	—	(4)
H&F Opportunities LUX III S.À R.L (dba Checkmarx)(1)(5) Amot Atrium Tower, 2 Jabotinsky Street, Ramat Gan 520501, Israel	Internet software and services	First lien senior secured loan	L + 7.50%	4/16/2026	0.0%	51,567	50,388	51,567
H&F Opportunities LUX III S.À R.L (dba Checkmarx)(1)(12) Amot Atrium Tower, 2 Jabotinsky Street, Ramat Gan 520501, Israel	Internet software and services	First lien senior secured revolving loan	L + 7.50%	4/16/2026	0.0%	—	(348)	—
Hercules Borrower, LLC (dba The Vincit Group)(1)(4) 412 Georgia Avenue #300 Chattanooga, TN 37403	Business services	First lien senior secured loan	L + 6.50%	12/15/2026	0.0%	178,693	176,397	178,693
Hercules Borrower, LLC (dba The Vincit Group)(1)(12) 412 Georgia Avenue #300 Chattanooga, TN 37403	Business services	First lien senior secured revolving loan	L + 6.50%	12/15/2026	0.0%	—	(259)	—
Hercules Buyer, LLC (dba The Vincit Group) 412 Georgia Avenue #300 Chattanooga, TN 37403	Business services	Unsecured notes	0.48% PIK	12/14/2029	0.0%	5,135	5,135	5,135
Hercules Buyer, LLC (dba The Vincit Group) 412 Georgia Avenue #300 Chattanooga, TN 37403	Business services	Common Units	N/A	N/A	0.3%	2,190,000	2,192	2,192
H-Food Holdings, LLC(1)(2) 3500 Lacey Road, Suite 300Downers Grove IL 60515	Food and beverage	Second lien senior secured loan	L + 7.00%	3/2/2026	0.0%	121,800	119,919	121,800
H-Food Holdings, LLC 3500 Lacey Road, Suite 300Downers Grove IL 60515	Food and beverage	LLC Interest	N/A	N/A	0.9%	10,875	10,875	13,633
Hg Genesis 8 Sumoco Limited(1)(11) 2 More London Riverside London SE1 2AP UK	Financial services	Unsecured facility	S + 7.50% PIK	8/28/2025	0.0%	47,207	46,102	47,207

Hg Saturn Luchaco Limited(1)(11) 1 Royal Plaza Royal Avenue St Peter Port GUERNSEY GY1 2HL	Financial services	Unsecured facility	S + 7.50% PIK	3/30/2026	0.0%	133,862	135,510	132,523
HGH Purchaser, Inc. (dba Horizon Services)(1)(4) 900 Adams Avenue Audubon, PA 19403	Household products	First lien senior secured loan	L + 5.75%	11/3/2025	0.0%	108,230	106,916	107,418
HGH Purchaser, Inc. (dba Horizon Services)(1)(3)(12) 900 Adams Avenue Audubon, PA 19403	Household products	First lien senior secured delayed draw term loan	L + 5.75%	2/10/2023	0.0%	33,699	33,376	33,429
HGH Purchaser, Inc. (dba Horizon Services)(1)(4)(12) 900 Adams Avenue Audubon, PA 19403	Household products	First lien senior secured revolving loan	L + 5.75%	11/3/2025	0.0%	2,689	2,596	2,616
Hometown Food Company(1)(2) 1 Strawberry LaneOrrville, Ohio 44667-0280	Food and beverage	First lien senior secured loan	L + 5.00%	8/31/2023	0.0%	15,947	15,830	15,787
Hometown Food Company(1)(12) 1 Strawberry LaneOrrville, Ohio 44667-0280	Food and beverage	First lien senior secured revolving loan	L + 5.00%	8/31/2023	0.0%	—	(28)	(42)
Hyland Software, Inc.(1)(2) 28500 Clemens Road, Westlake, OH 44145	Internet software and services	Second lien senior secured loan	L + 6.25%	7/7/2025	0.0%	15,482	15,468	15,579
Ideal Tridon Holdings, Inc.(1)(4) 8100 Tridon Drive Smyrna, TN USA 37167-6603	Manufacturing	First lien senior secured loan	L + 5.25%	7/31/2024	0.0%	53,209	52,784	53,209
Ideal Tridon Holdings, Inc.(1)(2)(12) 8100 Tridon Drive Smyrna, TN USA 37167-6603	Manufacturing	First lien senior secured revolving loan	L + 5.25%	7/31/2023	0.0%	1,800	1,782	1,800
IG Investments Holdings, LLC (dba Insight Global)(1)(4) 1224 Hammond Dr Suite 1500, Atlanta, GA 30346	Human resource support services	First lien senior secured loan	L + 6.00%	9/22/2028	0.0%	50,898	49,915	50,008
IG Investments Holdings, LLC (dba Insight Global)(1)(4)(12) 1224 Hammond Dr Suite 1500, Atlanta, GA 30346	Human resource support services	First lien senior secured revolving loan	L + 6.00%	9/22/2027	0.0%	1,987	1,911	1,917
Individual Foodservice Holdings, LLC(1)(4) 5496 Lindbergh Lane Bell, CA 90201	Distribution	First lien senior secured loan	L + 6.25%	11/21/2025	0.0%	140,861	138,813	140,156
Individual Foodservice Holdings, LLC(1)(5)(12) 5496 Lindbergh Lane Bell, CA 90201	Distribution	First lien senior secured delayed draw term loan	L + 6.25%	6/30/2022	0.0%	28,084	27,594	27,909
Individual Foodservice Holdings, LLC(1)(2)(12) 5496 Lindbergh Lane Bell, CA 90201	Distribution	First lien senior secured revolving loan	L + 6.25%	11/22/2024	0.0%	959	690	851
Inovalon Holdings, Inc.(1)(4) 4321 Collington Rd, Bowie, MD 20716	Healthcare technology	First lien senior secured loan	L + 5.75%	11/24/2028	0.0%	177,727	173,336	173,283

Inovalon Holdings, Inc.(1)(12) 4321 Collington Rd, Bowie, MD 20716	Healthcare technology	First lien senior secured delayed draw term loan	L + 5.75%	5/24/2024	0.0%	—	(234)	(237)
Inovalon Holdings, Inc.(1)(4) 4321 Collington Rd, Bowie, MD 20716	Healthcare technology	Second lien senior secured loan	L + 10.50% PIK	11/24/2033	0.0%	84,661	82,975	82,967
Integrity Marketing Acquisition, LLC(1)(5) 9111 Cypress Waters Blvd Suite 450Coppell, TX 75019	Insurance	First lien senior secured loan	L + 5.75%	8/27/2025	0.0%	218,876	216,446	218,876
Integrity Marketing Acquisition, LLC(1)(12) 9111 Cypress Waters Blvd Suite 450Coppell, TX 75019	Insurance	First lien senior secured revolving loan	L + 5.75%	8/27/2025	0.0%	—	(135)	—
Intelerad Medical Systems Incorporated (fka 11849573 Canada Inc.)(1)(4) 800 Boulevard de Maisonneuve East 12th floor, Montreal, Quebec H2L 4L8, Canada	Healthcare technology	First lien senior secured loan	L + 6.25%	8/21/2026	0.0%	115,684	114,517	115,395
Intelerad Medical Systems Incorporated (fka 11849573 Canada Inc.)(1)(4)(12) 800 Boulevard de Maisonneuve East 12th floor, Montreal, Quebec H2L 4L8, Canada	Healthcare technology	First lien senior secured revolving loan	L + 6.25%	8/21/2026	0.0%	2,983	2,944	2,972
Interoperability Bidco, Inc.(1)(5) 100 High Street, Suite 1560Boston, MA 02110	Healthcare technology	First lien senior secured loan	L + 5.75%	6/25/2026	0.0%	75,270	74,616	75,270
Interoperability Bidco, Inc.(1)(12) 100 High Street, Suite 1560Boston, MA 02110	Healthcare technology	First lien senior secured revolving loan	L + 5.75%	6/25/2024	0.0%	—	(25)	—
IQN Holding Corp. (dba Beeline)(1)(5) 12724 Gran Bay Parkway West, Suite 200 Jacksonville, FL 32258-4467	Internet software and services	First lien senior secured loan	L + 5.50%	8/20/2024	0.0%	150,639	149,528	150,639
IQN Holding Corp. (dba Beeline)(1)(12) 12724 Gran Bay Parkway West, Suite 200 Jacksonville, FL 32258-4467	Internet software and services	First lien senior secured revolving loan	L + 5.50%	8/21/2023	0.0%	—	(111)	—
KPSKY Acquisition, Inc. (dba BluSky)(1)(2) 9110 East Nichols Avenue, Suite 180 Centennial, CO 80112	Business services	First lien senior secured loan	L + 5.50%	10/19/2028	0.0%	4,476	4,389	4,386
KPSKY Acquisition, Inc. (dba BluSky)(1)(7)(12) 9110 East Nichols Avenue, Suite 180 Centennial, CO 80112	Business services	First lien senior secured delayed draw term loan	P + 4.50%	10/19/2023	0.0%	256	248	248
KS Management Services, L.L.C.(1)(5) 2727 West Holcombe Boulevard Houston, TX 77025	Healthcare providers and services	First lien senior secured loan	L + 4.25%	1/9/2026	0.0%	122,500	121,420	122,500

Lazer Spot G B Holdings, Inc.(1)(4) 6525 Shiloh Rd #900 Alpharetta, GA 30005	Transportation	First lien senior secured loan	L + 5.75%	12/9/2025	0.0%	144,064	142,314	144,064
Lazer Spot G B Holdings, Inc.(1)(12) 6525 Shiloh Rd #900 Alpharetta, GA 30005	Transportation	First lien senior secured revolving loan	L + 5.75%	12/9/2025	0.0%	—	(304)	—
Learning Care Group (US) No. 2 Inc.(1)(4) 21333 Haggerty Rd., Suite 100Novi, MI 48375	Education	Second lien senior secured loan	L + 7.50%	3/13/2026	0.0%	26,967	26,663	26,293
Lignetics Investment Corp.(1)(4) 1075 E. South Boulder Rd. Ste. 210 Louisville, CO 80027	Consumer products	First lien senior secured loan	L + 6.00%	11/1/2027	0.0%	31,373	30,989	30,980
Lignetics Investment Corp.(1)(12) 1075 E. South Boulder Rd. Ste. 210 Louisville, CO 80027	Consumer products	First lien senior secured delayed draw term loan	L + 6.00%	11/1/2023	0.0%	—	(48)	(49)
Lignetics Investment Corp.(1)(4)(12) 1075 E. South Boulder Rd. Ste. 210 Louisville, CO 80027	Consumer products	First lien senior secured revolving loan	L + 6.00%	11/2/2026	0.0%	784	727	725
LineStar Integrity Services LLC(1)(5) 5391 Bay Oaks Dr. Pasadena, TX 77505	Infrastructure and environmental services	First lien senior secured loan	L + 7.25%	2/12/2024	0.0%	82,714	82,413	72,788
Litera Bidco LLC(1)(2) 300 South Riverside Plaza Suite 800 Chicago, IL 60606	Internet software and services	First lien senior secured loan	L + 5.87%	5/29/2026	0.0%	154,049	152,423	154,049
Litera Bidco LLC(1)(2)(12) 300 South Riverside Plaza Suite 800 Chicago, IL 60606	Internet software and services	First lien senior secured delayed draw term loan	L + 6.00%	10/29/2022	0.0%	1,998	1,943	1,998
Litera Bidco LLC(1)(12) 300 South Riverside Plaza Suite 800 Chicago, IL 60606	Internet software and services	First lien senior secured revolving loan	L + 5.75%	5/29/2026	0.0%	—	(44)	—
Lytx, Inc.(1)(2) 9785 Towne Centre DriveSan Diego, CA 92121	Transportation	First lien senior secured loan	L + 6.75%	2/28/2026	0.0%	71,733	70,839	71,195
Medline Intermediate, LP(1)(12) Three Lakes Drive Northfield, IL 60093	Healthcare equipment and services	First lien senior secured revolving loan	L + 3.25%	10/21/2026	0.0%	—	(155)	(162)
MessageBird BidCo B.V.(1)(4) Trompenburgstraat 2C, 1079 TX Amsterdam, Netherlands	Internet software and services	First lien senior secured loan	L + 6.75%	4/29/2027	0.0%	77,000	75,447	75,460
MessageBird Holding B.V. Trompenburgstraat 2C, 1079 TX Amsterdam, Netherlands	Internet software and services	Extended Series C Warrants	N/A	N/A	0.0%	122,890	753	753
Metis HoldCo, Inc. (dba Mavis Tire Express Services) 358 Saw Mill River Road, Suite 17 Millwood, NY 10546	Automotive	Series A Convertible Preferred Stock	7.00% PIK	N/A	0.0%	149,692	151,894	155,888
MHE Intermediate Holdings, LLC (dba OnPoint Group)(1)(4) 3201 Levis Commons BlvdPerrysburg, OH 43551	Manufacturing	First lien senior secured loan	L + 5.75%	7/21/2027	0.0%	160,321	158,816	158,718

MHE Intermediate Holdings, LLC (dba OnPoint Group)(1)(4)(12) 3201 Levis Commons BlvdPerrysburg, OH 43551	Manufacturing	First lien senior secured delayed draw term loan	L + 5.75%	7/21/2023	0.0%	13,420	13,291	13,286
MHE Intermediate Holdings, LLC (dba OnPoint Group)(1)(12) 3201 Levis Commons BlvdPerrysburg, OH 43551	Manufacturing	First lien senior secured revolving loan	L + 5.75%	7/21/2027	0.0%	—	(144)	(155)
Milan Laser Holdings LLC(1)(4) 17645 Wright Street, Suite 300 Omaha, NE 68130	Specialty Retail	First lien senior secured loan	L + 5.00%	4/27/2027	0.0%	24,299	24,080	24,117
Milan Laser Holdings LLC(1)(12) 17645 Wright Street, Suite 300 Omaha, NE 68130	Specialty Retail	First lien senior secured revolving loan	L + 5.00%	4/27/2026	0.0%	—	(18)	(16)
MINDBODY, Inc.(1)(5) 651 Tank Farm Road, San Luis Obispo, CA	Internet software and services	First lien senior secured loan	L + 8.50% (incl. 1.50% PIK)	2/14/2025	0.0%	67,127	66,713	67,127
MINDBODY, Inc.(1)(12) 651 Tank Farm Road, San Luis Obispo, CA	Internet software and services	First lien senior secured revolving loan	L + 7.00%	2/14/2025	0.0%	—	(32)	—
VEPF Torreys Aggregator, LLC (dba MINDBODY, Inc.) 651 Tank Farm Road, San Luis Obispo, CA	Internet software and services	Series A Preferred Stock	6.00% PIK	N/A	0.8%	21,500	21,250	21,250
Ministry Brands Holdings, LLC(1)(4) 14488 Old Stage Rd, Lenoir City, TN 37772	Internet software and services	First lien senior secured loan	L + 5.50%	12/29/2028	0.0%	706	692	692
Ministry Brands Holdings, LLC(1)(12) 14488 Old Stage Rd, Lenoir City, TN 37772	Internet software and services	First lien senior secured delayed draw term loan	L + 5.50%	12/27/2023	0.0%	—	(2)	(2)
Ministry Brands Holdings, LLC(1)(12) 14488 Old Stage Rd, Lenoir City, TN 37772	Internet software and services	First lien senior secured revolving loan	L + 5.50%	12/27/2027	0.0%	—	(1)	(1)
Motus Group, LLC(1)(4) Two Financial Center60 South Street, Boston, MA 02111	Transportation	Second lien senior secured loan	L + 6.50%	12/10/2029	0.0%	10,810	10,702	10,702
Muine Gall, LLC(1)(5) 1209 Orange Street, Wilmington, DE 19801	Financial services	First lien senior secured loan	L + 7.00% PIK	9/20/2024	0.0%	239,896	240,229	239,896
National Dentex Labs LLC (fka Barracuda Dental LLC)(1)(4) 11601 Kew Gardens Ave, Suite 200, Palm Beach Gardens, FL 33410	Healthcare providers and services	First lien senior secured loan	L + 7.00%	10/3/2025	0.0%	70,723	69,731	70,192
National Dentex Labs LLC (fka Barracuda Dental LLC)(1)(4)(12) 11601 Kew Gardens Ave, Suite 200, Palm Beach Gardens, FL 33410	Healthcare providers and services	First lien senior secured delayed draw term loan	L + 7.00%	3/31/2022	0.0%	35,582	35,166	35,315

National Dentex Labs LLC (fka Barracuda Dental LLC)(1)(4)(12) 11601 Kew Gardens Ave, Suite 200, Palm Beach Gardens, FL 33410	Healthcare providers and services	First lien senior secured revolving loan	L + 7.00%	10/3/2025	0.0%	3,044	2,853	2,974
Nelipak Holding Company(1)(4) 21 Amflex DriveCranston, RI, 02921, USA	Healthcare equipment and services	First lien senior secured loan	L + 4.25%	7/2/2026	0.0%	24,760	24,419	24,450
Nelipak Holding Company(1)(4)(12) 21 Amflex DriveCranston, RI, 02921, USA	Healthcare equipment and services	First lien senior secured revolving loan	L + 4.25%	7/2/2024	0.0%	3,082	3,008	2,990
Nelipak Holding Company(1)(12) 21 Amflex DriveCranston, RI, 02921, USA	Healthcare equipment and services	First lien senior secured revolving loan	E + 4.50%	7/2/2024	0.0%	—	(261)	(94)
Nelipak Holding Company(1)(4) 21 Amflex DriveCranston, RI, 02921, USA	Healthcare equipment and services	Second lien senior secured loan	L + 8.25%	7/2/2027	0.0%	67,006	66,237	66,336
Nelipak Holding Company(1)(9) 21 Amflex DriveCranston, RI, 02921, USA	Healthcare equipment and services	Second lien senior secured loan	E + 8.50%	7/2/2027	0.0%	68,346	66,496	67,321
Nellson Nutraceutical, LLC(1)(4) 5115 E. La Palma Ave Anaheim, CA 92807	Food and beverage	First lien senior secured loan	L + 5.25%	12/23/2023	0.0%	27,280	26,586	26,735
NMI Acquisitionco, Inc. (dba Network Merchants)(1)(2) 201 Main St.Roselle, IL 60172	Financial services	First lien senior secured loan	L + 5.75%	9/8/2025	0.0%	25,313	25,158	25,148
NMI Acquisitionco, Inc. (dba Network Merchants)(1)(2)(12) 201 Main St.Roselle, IL 60172	Financial services	First lien senior secured delayed draw term loan	L + 5.75%	10/2/2023	0.0%	4,978	4,877	4,945
NMI Acquisitionco, Inc. (dba Network Merchants)(1)(12) 201 Main St.Roselle, IL 60172	Financial services	First lien senior secured revolving loan	L + 5.75%	9/8/2025	0.0%	—	(18)	(11)
Norvax, LLC (dba GoHealth)(1)(4) 214 West Huron St.Chicago, IL 60654	Insurance	First lien senior secured loan	L + 6.50%	9/15/2025	0.0%	77,376	75,139	77,763
Norvax, LLC (dba GoHealth)(1)(2)(12) 214 West Huron St.Chicago, IL 60654	Insurance	First lien senior secured revolving loan	L + 6.50%	9/13/2024	0.0%	9,511	9,412	9,511
Norvax, LLC (dba GoHealth) 214 West Huron St.Chicago, IL 60654	Insurance	Common Stock	N/A	N/A	0.3%	1,021,885	5,232	3,873
Notorious Topco, LLC (dba Beauty Industry Group)(1)(4) 631 N 400 W, Salt Lake City, UT 84103	Specialty Retail	First lien senior secured loan	L + 6.50%	11/22/2027	0.0%	110,460	108,827	108,803
Notorious Topco, LLC (dba Beauty Industry Group)(1)(12) 631 N 400 W, Salt Lake City, UT 84103	Specialty Retail	First lien senior secured delayed draw term loan	L + 6.50%	11/23/2023	0.0%	—	(98)	(40)

Notorious Topco, LLC (dba Beauty Industry Group)(1)(4)(12) 631 N 400 W, Salt Lake City, UT 84103	Specialty Retail	First lien senior secured revolving loan	L + 6.50%	5/24/2027	0.0%	1,596	1,455	1,453
Nutraceutical International Corporation(1)(2) 1777 Sun Peak Drive, Park City, UT 84098	Food and beverage	First lien senior secured loan	L + 7.00%	9/30/2026	0.0%	211,824	209,206	207,587
Nutraceutical International Corporation(1)(2) 1777 Sun Peak Drive, Park City, UT 84098	Food and beverage	First lien senior secured revolving loan	L + 7.00%	9/30/2025	0.0%	13,578	13,426	13,307
OB Hospitalist Group, Inc.(1)(4) 777 Lowndes Hill Rd bldg 1, Greenville, SC 29607	Healthcare providers and services	First lien senior secured loan	L + 5.50%	9/27/2027	0.0%	116,855	114,603	114,518
OB Hospitalist Group, Inc.(1)(2)(12) 777 Lowndes Hill Rd bldg 1, Greenville, SC 29607	Healthcare providers and services	First lien senior secured revolving loan	L + 5.50%	9/27/2027	0.0%	1,616	1,326	1,313
Ex Vivo Parent Inc. (dba OB Hospitalist)(1)(4) 777 Lowndes Hill Rd bldg 1, Greenville, SC 29607	Healthcare providers and services	First lien senior secured loan	L + 9.50% PIK	9/27/2028	0.0%	57,810	56,685	56,654
KOBHG Holdings, L.P. (dba OB Hospitalist) 777 Lowndes Hill Rd bldg 1, Greenville, SC 29607	Healthcare providers and services	Class A Interests	N/A	N/A	1.4%	6,670	6,670	6,670
Offen, Inc.(1)(2) 5100 East 78th AvenueCommerce City, CO 80022	Distribution	First lien senior secured loan	L + 5.00%	6/22/2026	0.0%	19,582	19,450	19,582
ORCC Senior Loan Fund LLC (fka Sebago Lake LLC)(13) 399 Park Avenue, 38th Floor, New York, NY 10022	Investment funds and vehicles	LLC Interest	N/A	N/A	87.5%	249,714	249,714	247,061
Packaging Coordinators Midco, Inc.(1)(4) 3001 Red Lion Road Philadelphia, PA 19114 United States	Healthcare equipment and services	Second lien senior secured loan	L + 7.00%	11/30/2028	0.0%	196,044	192,494	192,123
KPCI Holdings, LP 3001 Red Lion Road Philadelphia, PA 19114 United States	Healthcare equipment and services	Class A Units	N/A	N/A	1.3%	30,425	32,285	37,331
Patriot Acquisition TopCo S.A.R.L (dba Corza Health, Inc.) (1)(4) 247 Stanton Drive Westwood, MA, 02090	Healthcare equipment and services	First lien senior secured loan	L + 6.75%	1/31/2028	0.0%	136,736	134,627	135,027
Patriot Acquisition TopCo S.A.R.L (dba Corza Health, Inc.) (1)(12) 247 Stanton Drive Westwood, MA, 02090	Healthcare equipment and services	First lien senior secured revolving loan	L + 6.75%	1/29/2026	0.0%	—	(229)	(169)
Patriot Holdings SCSp (dba Corza Health, Inc.) 247 Stanton Drive Westwood, MA, 02090	Healthcare equipment and services	Class A Units	8.00% PIK	N/A	1.0%	7,104	7,633	7,633

Patriot Holdings SCSp (dba Corza Health, Inc.) 247 Stanton Drive Westwood, MA, 02090	Healthcare equipment and services	Class B Units	N/A	N/A	0.8%	97,833	18	1,109
Peraton Corp.(1)(2) 12975 Worldgate Drive, Herndon, VA 20170	Aerospace and defense	Second lien senior secured loan	L + 7.75%	2/1/2029	0.0%	47,500	46,840	47,263
Peter C. Foy & Associates Insurance Services, LLC (dba PCF Insurance Services)(1)(4) 6200 Canoga Avenue, Suite 325, Woodland Hills, CA 91367	Insurance	First lien senior secured loan	L + 6.00%	11/1/2028	0.0%	108,430	107,368	107,347
Peter C. Foy & Associates Insurance Services, LLC (dba PCF Insurance Services)(1)(5)(12) 6200 Canoga Avenue, Suite 325, Woodland Hills, CA 91367	Insurance	First lien senior secured delayed draw term loan	L + 6.00%	5/1/2023	0.0%	19,143	18,953	18,952
Peter C. Foy & Associates Insurance Services, LLC (dba PCF Insurance Services)(1)(12) 6200 Canoga Avenue, Suite 325, Woodland Hills, CA 91367	Insurance	First lien senior secured revolving loan	L + 6.00%	11/1/2027	0.0%	—	(60)	(62)
PCF Midco II, LLC (dba PCF Insurance Services) 6200 Canoga Avenue, Suite 325, Woodland Hills, CA 91367	Insurance	First lien senior secured loan	9.00% PIK	10/31/2031	0.0%	118,693	107,530	107,418
PCF Holdco, LLC (dba PCF Insurance Services) 6200 Canoga Avenue, Suite 325, Woodland Hills, CA 91367	Insurance	Class A Units	N/A	N/A	2.7%	11,028	27,968	27,968
PCF Holdco, LLC (dba PCF Insurance Services) 6200 Canoga Avenue, Suite 325, Woodland Hills, CA 91367	Insurance	Class A Warrants	N/A	N/A	0.9%	3,744	9,496	9,496
PHM Netherlands Midco B.V. (dba Loparex)(1)(4) 1255 Crescent Green Suite 400 Cary, NC 27518	Manufacturing	First lien senior secured loan	L + 4.50%	7/31/2026	0.0%	786	738	782
PHM Netherlands Midco B.V. (dba Loparex)(1)(2) 1255 Crescent Green Suite 400 Cary, NC 27518	Manufacturing	Second lien senior secured loan	L + 8.75%	7/30/2027	0.0%	112,000	105,916	110,600
Phoenix Newco, Inc. (dba Parexel)(1)(2) 275 Grove St., Suite 101C, Newton, MA 02466	Healthcare providers and services	Second lien senior secured loan	L + 6.50%	11/15/2029	0.0%	190,000	188,123	188,100
Pluralsight, LLC(1)(5) 42 Future Way Draper, UT, 84020	Education	First lien senior secured loan	L + 8.00%	4/6/2027	0.0%	99,450	98,526	98,455
Pluralsight, LLC(1)(12) 42 Future Way Draper, UT, 84020	Education	First lien senior secured revolving loan	L + 8.00%	4/6/2027	0.0%	—	(55)	(62)

Pregis Topco LLC(1)(4) 1650 Lake Cook Road, Suite 400Deerfield, IL 60015 USA	Containers and packaging	Second lien senior secured loan	L + 6.95%	8/1/2029	0.0%	160,000	157,467	160,000
Premier Imaging, LLC (dba LucidHealth)(1)(2) 100 E. Campus View Blvd., Suite 100Columbus, Ohio 43235	Healthcare providers and services	First lien senior secured loan	L + 5.25%	1/2/2025	0.0%	42,998	42,517	42,675
Project Power Buyer, LLC (dba PEC-Veriforce)(1)(4) 233 General Patton Ave. Mandeville, LA 70471	Oil and gas	First lien senior secured loan	L + 6.00%	5/14/2026	0.0%	45,091	44,664	45,091
Project Power Buyer, LLC (dba PEC-Veriforce)(1)(12) 233 General Patton Ave. Mandeville, LA 70471	Oil and gas	First lien senior secured revolving loan	L + 6.00%	5/14/2025	0.0%	—	(22)	—
Proofpoint, Inc.(1)(4) 925 West Maude Avenue Sunnyvale, CA 94085	Internet software and services	Second lien senior secured loan	L + 6.25%	8/31/2029	0.0%	19,600	19,505	19,502
PS Operating Company LLC (fka QC Supply, LLC)(1)(4)(13) 574 Road 11Schuyler, NE 68661	Distribution	First lien senior secured loan	L + 6.00%	12/31/2024	0.0%	13,241	12,979	12,976
PS Operating Company LLC (fka QC Supply, LLC)(1)(4)(12)(13) 574 Road 11Schuyler, NE 68661	Distribution	First lien senior secured revolving loan	L + 6.00%	12/31/2024	0.0%	2,319	2,171	2,219
PS Op Holdings LLC(13) 574 Road 11Schuyler, NE 68661	Distribution	Class A Common Units	N/A	N/A	33.1%	248,271	4,300	4,300
QAD, Inc.(1)(3) 100 Innovation Place Santa Barbara, CA 93108	Internet software and services	First lien senior secured loan	L + 6.00%	11/5/2027	0.0%	26,571	26,051	26,040
QAD, Inc.(1)(12) 100 Innovation Place Santa Barbara, CA 93108	Internet software and services	First lien senior secured revolving loan	L + 6.00%	11/5/2027	0.0%	—	(67)	(69)
Quva Pharma, Inc.(1)(4) 3 Sugar Creek Center Blvd, Suite 250. Sugar Land, TX 77478	Healthcare providers and services	First lien senior secured loan	L + 5.50%	4/12/2028	0.0%	39,900	38,802	38,803
Quva Pharma, Inc.(1)(12) 3 Sugar Creek Center Blvd, Suite 250. Sugar Land, TX 77478	Healthcare providers and services	First lien senior secured revolving loan	L + 5.50%	4/10/2026	0.0%	—	(103)	(110)
REALPAGE, INC.(1)(2) 2201 Lakeside Blvd. Richardson, Texas 75082	Buildings and real estate	Second lien senior secured loan	L + 6.50%	4/23/2029	0.0%	34,500	34,017	34,897
Recipe Acquisition Corp. (dba Roland Corporation)(1)(4) 71 West 23rd StreetNew York, NY 10010	Food and beverage	Second lien senior secured loan	L + 9.00%	12/1/2022	0.0%	32,000	31,881	30,080
Reef Global Acquisition LLC (fka Cheese Acquisition, LLC)(1)(5) 233 Peachtree Street NE Harris Tower, Suite 2600, Atlanta, GA 30303	Buildings and real estate	First lien senior secured loan	L + 6.00% (incl. 1.25% PIK)	11/28/2024	0.0%	134,585	133,921	128,528

Imperial Parking Canada(1)(8) 233 Peachtree Street NE Harris Tower, Suite 2600, Atlanta, GA 30303	Buildings and real estate	First lien senior secured loan	C + 6.00% (incl. 1.25% PIK)	11/28/2024	0.0%	27,966	26,705	26,707
Reef Global Acquisition LLC (fka Cheese Acquisition, LLC)(1)(2)(12) 233 Peachtree Street NE Harris Tower, Suite 2600, Atlanta, GA 30303	Buildings and real estate	First lien senior secured revolving loan	L + 4.75%	11/28/2023	0.0%	10,987	10,982	10,251
Refresh Parent Holdings, Inc.(1)(4) 320 1st Street North, Suite 712 Jacksonville Beach, FL 32250	Healthcare providers and services	First lien senior secured loan	L + 6.50%	12/9/2026	0.0%	88,973	87,832	88,306
Refresh Parent Holdings, Inc.(1)(4)(12) 320 1st Street North, Suite 712 Jacksonville Beach, FL 32250	Healthcare providers and services	First lien senior secured delayed draw term loan	L + 6.50%	6/9/2022	0.0%	28,463	28,098	28,243
Refresh Parent Holdings, Inc.(1)(4)(12) 320 1st Street North, Suite 712 Jacksonville Beach, FL 32250	Healthcare providers and services	First lien senior secured revolving loan	L + 6.50%	12/9/2026	0.0%	3,879	3,746	3,799
Restore OMH Intermediate Holdings, Inc. 320 1st Street North, Suite 712 Jacksonville Beach, FL 32250	Healthcare providers and services	Senior Preferred Stock	13.00% PIK	N/A	0.6%	2,616	25,566	25,506
Relativity ODA LLC(1)(2) 231 South LaSalle Street, 8th Floor Chicago, IL 60604	Professional services	First lien senior secured loan	L + 7.50% PIK	5/12/2027	0.0%	77,263	76,255	76,297
Relativity ODA LLC(1)(12) 231 South LaSalle Street, 8th Floor Chicago, IL 60604	Professional services	First lien senior secured revolving loan	L + 6.50%	5/12/2027	0.0%	—	(98)	(92)
Safety Products/JHC Acquisition Corp. (dba Justrite Safety Group)(1)(2) 3921 DeWitt AveMattoon, IL 61938 U.S.A.	Manufacturing	First lien senior secured loan	L + 4.50%	6/28/2026	0.0%	13,923	13,829	12,948
Sara Lee Frozen Bakery, LLC (fka KSLB Holdings, LLC)(1)(2) 3500 Lacey RdDowners Grove, IL 60515	Food and beverage	First lien senior secured loan	L + 4.50%	7/30/2025	0.0%	43,860	43,377	41,668
Sara Lee Frozen Bakery, LLC (fka KSLB Holdings, LLC)(1)(7)(12) 3500 Lacey RdDowners Grove, IL 60515	Food and beverage	First lien senior secured revolving loan	P + 3.50%	7/30/2023	0.0%	300	236	(150)
Shearer's Foods, LLC(1)(2) 100 Lincoln Way East, Massillon, Ohio 44646	Food and beverage	Second lien senior secured loan	L + 7.75%	9/22/2028	0.0%	120,000	118,973	120,000
Sonny's Enterprises LLC(1)(2) 5605 Hiatus Road Tamarac, FL 33321	Manufacturing	First lien senior secured loan	L + 6.75%	8/5/2026	0.0%	232,258	228,600	232,258
Sonny's Enterprises LLC(1)(2)(12) 5605 Hiatus Road Tamarac, FL 33321	Manufacturing	First lien senior secured revolving loan	L + 6.75%	8/5/2025	0.0%	2,567	2,309	2,567

Space Exploration Technologies Corp.(14) 1 Rocket Road, Hawthorne, CA 90250	Aerospace and defense	Class A Common Stock	N/A	N/A	0.0%	3,232	1,557	1,810
Space Exploration Technologies Corp.(14) 1 Rocket Road, Hawthorne, CA 90250	Aerospace and defense	Class C Common Stock	N/A	N/A	0.0%	936	446	524
Swipe Acquisition Corporation (dba PLI)(1)(4)(13) 1220 Trade DriveNorth Las Vegas, NV 89030	Advertising and media	First lien senior secured loan	L + 8.00%	6/29/2024	0.0%	50,044	49,316	49,419
Swipe Acquisition Corporation (dba PLI)(1)(4)(12)(13) 1220 Trade DriveNorth Las Vegas, NV 89030	Advertising and media	First lien senior secured delayed draw term loan	L + 8.00%	12/30/2022	0.0%	10,899	10,899	10,635
Swipe Acquisition Corporation (dba PLI)(1)(12)(13) 1220 Trade DriveNorth Las Vegas, NV 89030	Advertising and media	Letter of Credit	L + 8.00%	6/29/2024	0.0%	—	3	—
New PLI Holdings, LLC(13) 1220 Trade DriveNorth Las Vegas, NV 89030	Advertising and media	Class A Common Units	N/A	N/A	86.7%	86,745	48,007	48,007
Tahoe Finco, LLC(1)(4)	Internet software and services	First lien senior secured loan	L + 6.00%	9/29/2028	0.0%	123,255	122,057	121,777
Tahoe Finco, LLC(1)(12)	Internet software and services	First lien senior secured revolving loan	L + 6.00%	10/1/2027	0.0%	—	(89)	(111)
Tall Tree Foods, Inc.(1)(2) 1190 West Loop SouthHouston, TX 77028	Food and beverage	First lien senior secured loan	L + 7.25%	8/12/2022	0.0%	39,684	39,609	40,477
TC Holdings, LLC (dba TrialCard)(1)(4) 2250 Perimeter Park Dr #300, Morrisville, NC 27560	Healthcare providers and services	First lien senior secured loan	L + 4.50%	11/14/2023	0.0%	73,081	72,560	73,081
TC Holdings, LLC (dba TrialCard)(1)(12) 2250 Perimeter Park Dr #300, Morrisville, NC 27560	Healthcare providers and services	First lien senior secured revolving loan	L + 4.50%	11/14/2022	0.0%	—	(27)	—
TEMPO BUYER CORP. (dba Global Claims Services)(1)(4) 6745 Philips Industrial Blvd, Jacksonville, FL 32256	Insurance	First lien senior secured loan	L + 5.50%	8/28/2028	0.0%	1,089	1,068	1,067
TEMPO BUYER CORP. (dba Global Claims Services)(1)(12) 6745 Philips Industrial Blvd, Jacksonville, FL 32256	Insurance	First lien senior secured delayed draw term loan	L + 5.50%	8/26/2023	0.0%	—	(3)	(3)
TEMPO BUYER CORP. (dba Global Claims Services)(1)(12) 6745 Philips Industrial Blvd, Jacksonville, FL 32256	Insurance	First lien senior secured revolving loan	L + 5.50%	8/28/2028	0.0%	—	(3)	(3)
The Shade Store, LLC(1)(4) 21 Abendroth Avenue Port Chester, NY 10573 USA	Specialty Retail	First lien senior secured loan	L + 6.00%	10/13/2027	0.0%	9,091	8,981	8,977
The Shade Store, LLC(1)(12) 21 Abendroth Avenue Port Chester, NY 10573 USA	Specialty Retail	First lien senior secured revolving loan	L + 6.00%	10/13/2026	0.0%	—	(11)	(11)

THG Acquisition, LLC (dba Hilb)(1)(4) 6802 Paragon Place, Suite 200 Richmond, Virginia 23230	Insurance	First lien senior secured loan	L + 5.75%	12/2/2026	0.0%	75,513	74,093	74,569
THG Acquisition, LLC (dba Hilb)(1)(12) 6802 Paragon Place, Suite 200 Richmond, Virginia 23230	Insurance	First lien senior secured revolving loan	L + 5.75%	12/2/2025	0.0%	—	(151)	(107)
Thunder Purchaser, Inc. (dba Vector Solutions)(1)(4) 4890 W. Kennedy Blvd, Suite 300, Tampa, FL 33609	Internet software and services	First lien senior secured loan	L + 5.75%	6/30/2028	0.0%	64,802	64,189	64,357
Thunder Purchaser, Inc. (dba Vector Solutions)(1)(12) 4890 W. Kennedy Blvd, Suite 300, Tampa, FL 33609	Internet software and services	First lien senior secured delayed draw term loan	L + 5.75%	8/17/2023	0.0%	—	—	(41)
Thunder Purchaser, Inc. (dba Vector Solutions)(1)(12) 4890 W. Kennedy Blvd, Suite 300, Tampa, FL 33609	Internet software and services	First lien senior secured revolving loan	L + 5.75%	6/30/2027	0.0%	—	(35)	(29)
Thunder Topco L.P. (dba Vector Solutions) 4890 W. Kennedy Blvd, Suite 300, Tampa, FL 33609	Internet software and services	Common Units	N/A	N/A	0.4%	3,829,614	3,830	4,519
Troon Golf, L.L.C.(1)(4) 15044 N. Scottsdale Road, Suite 300Scottsdale, AZ 85254	Leisure and entertainment	First lien senior secured loan	L + 6.00%	8/5/2027	0.0%	283,073	281,736	281,659
Troon Golf, L.L.C.(1)(12) 15044 N. Scottsdale Road, Suite 300Scottsdale, AZ 85254	Leisure and entertainment	First lien senior secured revolving loan	L + 6.00%	8/5/2026	0.0%	—	(99)	(108)
Ultimate Baked Goods Midco, LLC(1)(3) 828 Kasota Ave SEMinneapolis, MN 55414	Food and beverage	First lien senior secured loan	L + 6.25%	8/13/2027	0.0%	82,053	80,108	80,003
Ultimate Baked Goods Midco, LLC(1)(5)(12) 828 Kasota Ave SEMinneapolis, MN 55414	Food and beverage	First lien senior secured revolving loan	L + 6.25%	8/13/2027	0.0%	5,222	4,989	4,973
USRP Holdings, Inc. (dba U.S. Retirement and Benefits Partners)(1)(4) 99 Wood Avenue South Suite 501, Iselin, NJ 08830	Insurance	First lien senior secured loan	L + 5.50%	7/23/2027	0.0%	39,087	38,349	38,306
USRP Holdings, Inc. (dba U.S. Retirement and Benefits Partners)(1)(4)(12) 99 Wood Avenue South Suite 501, Iselin, NJ 08830	Insurance	First lien senior secured revolving loan	L + 5.50%	7/23/2027	0.0%	71	(8)	(14)
KUSRP Intermediate, Inc. (dba U.S. Retirement and Benefits Partners)(1)(4) 99 Wood Avenue South Suite 501, Iselin, NJ 08830	Insurance	First lien senior secured loan	9.50% PIK	7/24/2028	0.0%	31,237	30,655	30,612
Valence Surface Technologies LLC(1)(5) 1790 Hughes Landing Blvd Ste. 300The Woodlands, TX 77380	Aerospace and defense	First lien senior secured loan	L + 6.75% (incl. 1.00% PIK)	6/28/2025	0.0%	121,823	120,674	110,249

Valence Surface Technologies LLC(1)(4)(12) 1790 Hughes Landing Blvd Ste. 300The Woodlands, TX 77380	Aerospace and defense	First lien senior secured revolving loan	L + 6.75% (incl. 1.00% PIK)	6/28/2025	0.0%	9,984	9,897	9,031
Velocity HoldCo III Inc. (dba VelocityEHS)(1)(4) 222 Merchandise Mart Plz Ste 1750 Chicago, IL, 60654	Chemicals	First lien senior secured loan	L + 5.75%	4/22/2027	0.0%	22,215	21,763	21,771
Velocity HoldCo III Inc. (dba VelocityEHS)(1)(12) 222 Merchandise Mart Plz Ste 1750 Chicago, IL, 60654	Chemicals	First lien senior secured revolving loan	L + 5.75%	4/22/2026	0.0%	—	(26)	(27)
Walker Edison Furniture Company LLC(1)(4) 1553 West 9000 South West Jordan, Utah 84088	Household products	First lien senior secured loan	L + 8.75% (incl. 3.00% PIK)	3/31/2027	0.0%	84,258	84,258	80,047
When I Work, Inc.(1)(4) 420 N 5th St #500, Minneapolis, MN 55401	Internet software and services	First lien senior secured loan	L + 6.00%	11/2/2027	0.0%	4,932	4,884	4,883
When I Work, Inc.(1)(12) 420 N 5th St #500, Minneapolis, MN 55401	Internet software and services	First lien senior secured revolving loan	L + 6.00%	11/2/2027	0.0%	—	(9)	(9)
BCTO WIW Holdings, Inc. (dba When I Work) 420 N 5th St #500, Minneapolis, MN 55401	Internet software and services	Class A Common Stock	N/A	N/A	0.5%	13	1,300	1,300
Windows Entities 6201 E 43rd St, Tulsa, OK 74135	Manufacturing	LLC Units	N/A	N/A	22.5%	31,826	56,944	103,561
Wingspire Capital Holdings LLC(12)(13) 8000 Avalon Blvd., Suite 100, Alpharetta, GA 30009	Financial services	LLC Interest	N/A	N/A	75.0%	198,038	198,038	242,163
WMC Bidco, Inc. 311 W. Monroe St., 14th Floor, Chicago, IL 60606	Professional services	Senior Preferred Stock	11.25% PIK	N/A	1.3%	16,692	16,247	16,233
WU Holdco, Inc. (dba Weiman Products, LLC)(1)(4) 705 Tri State PkwyGurnee, IL 60031	Consumer products	First lien senior secured loan	L + 5.50%	3/26/2026	0.0%	190,078	187,304	190,078
WU Holdco, Inc. (dba Weiman Products, LLC)(1)(12) 705 Tri State PkwyGurnee, IL 60031	Consumer products	First lien senior secured delayed draw term loan	L + 5.50%	5/21/2022	0.0%	—	(129)	—
WU Holdco, Inc. (dba Weiman Products, LLC)(1)(4)(12) 705 Tri State PkwyGurnee, IL 60031	Consumer products	First lien senior secured revolving loan	L + 5.50%	3/26/2025	0.0%	5,762	5,529	5,762
Zenith Energy U.S. Logistics Holdings, LLC(1)(4) 3900 Essex Lane Suite 950 Houston, TX 77027	Oil and gas	First lien senior secured loan	L + 5.50%	12/20/2024	0.0%	64,476	63,728	64,476

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
(2)
The interest rate on these loans is subject to 1 month LIBOR, which as of December 31, 2021 was 0.10%.
(3)
The interest rate on these loans is subject to 2 month LIBOR, which as of December 31, 2021 was 0.15%.
(4)
The interest rate on these loans is subject to 3 month LIBOR, which as of December 31, 2021 was 0.21%.
(5)
The interest rate on these loans is subject to 6 month LIBOR, which as of December 31, 2021 was 0.34%.
(6)
The interest rate on these loans is subject to 12 month LIBOR, which as of December 31, 2021 was 0.58%.
(7)
The interest rate on this loan is subject to 6 month Canadian Dollar Offered Rate (“CDOR” or “C”), which as of December 31, 2021 was 0.52%.
(8)
The interest rate on these loans is subject to Prime, which as of December 31, 2021 was 3.25%.
(9)
The interest rate on these loans is subject to 3 month EURIBOR, which as of December 31, 2021 was (0.57)%.
(10)
The interest rate on these loans is subject to 6 month EURIBOR, which as of December 31, 2021 was (0.55)%.
(11)
The interest rate on this loan is subject to SONIA, which as of December 31, 2021 was 0.47%.
(12)
Position or portion thereof is an unfunded loan commitment. See “ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA – Note 7. Commitments and Contingencies.”
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

ORCC Senior Loan Fund (fka Sebago Lake LLC)

ORCC Senior Loan Fund (fka Sebago Lake LLC), a Delaware limited liability company, was formed as a joint venture between us and The Regents of the University of California (“Regents”) and commenced operations on June 20, 2017. ORCC SLF’s principal purpose is to make investments, primarily in senior secured loans that are made to middle-market companies or in broadly syndicated loans. Through June 30, 2021, both we and Regents (the “Initial Members”) had a 50% economic ownership in ORCC SLF. Each of the Initial Members initially agreed to contribute up to $100 million to ORCC SLF. On July 26, 2018, each of the Initial Members increased their contribution to ORCC SLF up to an aggregate of $125 million. Effective as of June 30, 2021, capital commitments to ORCC SLF were increased to an aggregate of $371.5 million. In connection with this change, the Company increased its economic ownership interest to 87.5% from 50.0% and Regents transferred its remaining economic interest of 12.5% to Nationwide Life Insurance Company (“Nationwide” and together with us, the “Members” and each a “Member”). ORCC SLF is managed by the Members, each of which have equal voting rights. Investment decisions must be approved by each of the Members. Except under certain circumstances, contributions to ORCC SLF cannot be redeemed.

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

As of December 31, 2021 and December 31, 2020, ORCC SLF had total investments in senior secured debt at fair value of $790.3 million and $554.7 million, respectively. The determination of fair value is in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification 820, Fair Value Measurements (“ASC 820”), as amended; however, such fair value is not included in our Board’s valuation process. The following table is a summary of ORCC SLF’s portfolio as well as a listing of the portfolio investments in ORCC SLF’s portfolio as of December 31, 2021 and December 31, 2020:

($ in thousands)	December 31, 2021	December 31, 2020
Total senior secured debt investments(1)	$798,420	$563,555
Weighted average spread over LIBOR(1)	4.14%	4.45%
Number of portfolio companies	38	17
Largest funded investment to a single borrower(1)	$40,693	$49,625

________________

(1)
At par.

ORCC Senior Loan Fund's Portfolio as of December 31, 2021 ($ in thousands)

Company(1)(2)(4)(5)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(3)	Fair Value	Percentage of Members' Equity
Debt Investments
Aerospace and defense
Applied Composites Holdings, LLC (fka AC&A Enterprises Holdings, LLC)(8)	First lien senior secured loan	L + 5.50%	12/21/2023	$34,470	$34,219	$33,961	12.0%
Applied Composites Holdings, LLC (fka AC&A Enterprises Holdings, LLC)(8)(14)	First lien senior secured revolving loan	L + 5.50%	12/21/2022	3,000	2,989	2,956	1.0%
Bleriot US Bidco Inc.(8)(10)	First lien senior secured loan	L + 4.00%	10/30/2026	24,627	24,522	24,585	8.7%
Dynasty Acquisition Co., Inc. (dba StandardAero Limited)(8)	First lien senior secured loan	L + 3.50%	4/6/2026	39,100	38,976	36,796	13.0%
				101,197	100,706	98,298	34.7%
Automotive
Holley, Inc.(8)(10)	First lien senior secured loan	L + 3.75%	11/17/2028	17,100	17,016	17,032	6.0%
Holley, Inc.(8)(10)(11)(13)	First lien senior secured delayed draw term loan	L + 3.75%	5/18/2022	855	855	844	0.3%
PAI Holdco, Inc.(8)(10)(14)	First lien senior secured loan	L + 3.75%	10/28/2027	4,987	4,975	4,975	1.9%
				22,942	22,846	22,851	8.2%
Buildings and Real estate
Wrench Group, LLC.(8)	First lien senior secured loan	L + 4.00%	4/30/2026	32,341	32,198	32,179	11.4%
Business Services
CoolSys, Inc.(8)	First lien senior secured loan	L + 4.75%	8/11/2028	16,955	16,793	16,785	5.9%
CoolSys, Inc.(11)(12)(13)(14)	First lien senior secured delayed draw term loan	L + 4.75%	8/11/2023	—	(29)	(30)	—%
ConnectWise, LLC(8)	First lien senior secured loan	L + 3.50%	9/29/2028	17,000	16,918	16,879	6.0%
LABL, Inc.(8)	First lien senior secured loan	L + 5.00%	10/29/2028	8,000	7,883	7,879	2.8%
Packers Holdings, LLC(9)(10)	First lien senior secured loan	L + 3.25%	3/9/2028	9,951	9,808	9,879	3.5%

ORCC Senior Loan Fund's Portfolio as of December 31, 2021 ($ in thousands)
Company(1)(2)(4)(5)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(3)	Fair Value	Percentage of Members' Equity
Vistage International, Inc.(8)	First lien senior secured loan	L + 4.00%	2/10/2025	29,922	29,807	29,919	10.6%
				81,828	81,180	81,311	28.8%
Chemicals
Aruba Investments Holdings LLC (dba Angus Chemical Company)(9)(14)	First lien senior secured loan	L + 4.00%	11/24/2027	998	998	998	0.4%
Containers and Packaging
BW Holding, Inc.(8)(14)	First lien senior secured loan	L + 4.00%	12/14/2028	3,954	3,914	3,914	1.4%
BW Holding, Inc.(11)(12)(13)(14)	First lien senior secured delayed draw term loan	L + 4.00%	12/17/2023	—	(5)	(5)	—%
Ring Container Technologies Group, LLC (dba Ring Container Technologies)(6)(10)	First lien senior secured loan	L + 3.75%	8/12/2028	25,000	24,940	25,025	8.9%
Valcour Packaging, LLC(7)	First lien senior secured loan	L + 3.75%	10/4/2028	7,000	6,976	6,965	2.5%
				35,954	35,825	35,899	12.8%
Distribution
Dealer Tire, LLC(6)(10)	First lien senior secured loan	L + 4.25%	12/12/2025	36,260	36,114	36,206	12.8%
SRS Distribution, Inc.(9)(10)	First lien senior secured loan	L + 3.75%	6/2/2028	9,975	9,906	9,943	3.5%
				46,235	46,020	46,149	16.3%
Education
Spring Education Group, Inc. (fka SSH Group Holdings, Inc.)(8)	First lien senior secured loan	L + 4.25%	7/30/2025	33,862	33,805	33,003	11.7%
Food and beverage
Balrog Acquisition, Inc. (dba Bakemark)(9)	First lien senior secured loan	L + 4.00%	9/5/2028	25,000	24,749	24,938	8.8%
Dessert Holdings(8)	First lien senior secured loan	L + 4.00%	6/9/2028	20,160	20,019	20,001	7.1%
Dessert Holdings(11)(12)(13)	First lien senior secured delayed draw term loan	L + 4.00%	6/9/2023	—	—	(2)	—%

ORCC Senior Loan Fund's Portfolio as of December 31, 2021 ($ in thousands)
Company(1)(2)(4)(5)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(3)	Fair Value	Percentage of Members' Equity
Sovos Brands Intermediate, Inc.(8)(10)	First lien senior secured loan	L + 3.75%	6/8/2028	20,724	20,676	20,693	7.3%
				65,884	65,444	65,630	23.2%
Healthcare equipment and services
Cadence, Inc.(6)	First lien senior secured loan	L + 5.00%	5/21/2025	26,714	26,363	26,195	9.3%
Cadence, Inc.(6)(11)(14)	First lien senior secured revolving loan	L + 5.00%	5/21/2024	2,055	2,004	1,912	0.7%
Medline Borrower, LP(6)(10)	First lien senior secured loan	L + 3.25%	10/23/2028	25,000	24,882	24,990	8.9%
Packaging Coordinators Midco, Inc.(8)(10)(14)	First lien senior secured loan	L + 3.75%	11/30/2027	4,987	4,975	4,983	1.8%
				58,756	58,224	58,080	20.7%
Healthcare providers and services
Confluent Health, LLC(6)	First lien senior secured loan	L + 4.00%	11/30/2028	20,575	20,473	20,472	7.3%
Confluent Health, LLC(11)(12)(13)(14)	First lien senior secured delayed draw term loan	L + 4.00%	11/30/2023	—	(22)	(22)	—%
Phoenix Newco, Inc. (dba Parexel)(6)(10)(14)	First lien senior secured loan	L + 3.50%	11/15/2028	27,500	27,363	27,489	9.7%
Unified Women's Healthcare, LP(6)	First lien senior secured loan	L + 4.25%	12/20/2027	19,950	19,857	19,863	7.0%
				68,025	67,671	67,802	24%
Healthcare technology
VVC Holdings Corp. (dba Athenahealth, Inc.)(8)(10)	First lien senior secured loan	L + 4.25%	2/11/2026	17,179	16,961	17,162	6.1%
Infrastructure and environmental services
CHA Holding, Inc.(8)	First lien senior secured loan	L + 4.50%	4/10/2025	40,693	40,471	40,171	14.2%
Insurance
AmeriLife Holdings LLC(6)(10)(14)	First lien senior secured loan	L + 4.00%	3/18/2027	7,980	7,940	7,946	2.8%

ORCC Senior Loan Fund's Portfolio as of December 31, 2021 ($ in thousands)
Company(1)(2)(4)(5)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(3)	Fair Value	Percentage of Members' Equity
Integro Parent Inc.(9)	First lien senior secured loan	L + 5.75%	10/31/2022	29,615	29,584	28,422	10.1%
Integro Parent Inc.(8)(11)(14)	First lien senior secured revolving loan	L + 4.50%	4/30/2022	6,000	6,000	5,764	2.0%
				43,595	43,524	42,132	14.9%
Internet software and services
DCert Buyer, Inc. (dba DigiCert)(6)(10)	First lien senior secured loan	L + 4.00%	10/16/2026	22,219	22,135	22,161	7.8%
Trader Interactive, LLC (fka Dominion Web Solutions, LLC)(9)(14)	First lien senior secured loan	L + 4.00%	7/28/2028	25,000	24,886	24,875	8.8%
				47,219	47,021	47,036	16.6%
Manufacturing
Engineered Machinery Holdings (dba Duravant)(8)(10)	First lien senior secured loan	L + 3.75%	5/19/2028	35,000	34,834	34,864	12.3%
Pro Mach Group, Inc.(8)(10)	First lien senior secured loan	L + 4.00%	8/31/2028	22,207	22,100	22,262	7.9%
Pro Mach Group, Inc.(10)(11)(13)(14)	First lien senior secured delayed draw term loan	L + 4.00%	8/31/2023	—	—	—	—%
Gloves Buyer, Inc. (dba Protective Industrial Products)(6)(14)	First lien senior secured loan	L + 4.00%	12/29/2027	7,500	7,463	7,463	2.6%
				64,707	64,397	64,589	22.8%
Professional Services
Apex Group Treasury, LLC(8)	First lien senior secured loan	L + 3.75%	7/27/2028	19,950	19,900	19,900	7.0%
Sovos Compliance, LLC(6)(10)	First lien senior secured loan	L + 4.50%	8/11/2028	17,055	17,011	17,087	6.1%
Sovos Compliance, LLC(10)(11)(13)	First lien senior secured delayed draw term loan	L + 4.50%	8/12/2023	—	—	—	—%
				37,005	36,911	36,987	13.1%
Total Debt Investments				798,420	794,202	790,277	279.9%
Total Investments				$798,420	$794,202	$790,277	279.9%

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
(6)
The interest rate on these loans is subject to 1 month LIBOR, which as of December 31, 2021 was 0.10%.
(7)
The interest rate on these loans is subject to 2 month LIBOR, which as of December 31, 2021 was 0.15%.
(8)
The interest rate on these loans is subject to 3 month LIBOR, which as of December 31, 2021 was 0.21%.
(9)
The interest rate on these loans is subject to 6 month LIBOR, which as of December 31, 2021 was 0.34%.
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
(14)
Investment is not pledged as collateral under ORCC SLF's credit facility.

Below is selected balance sheet information for ORCC SLF as of December 31, 2021 and December 31, 2020:

($ in thousands)	December 31, 2021	December 31, 2020
Assets
Investments at fair value (amortized cost of $794,202 and $559,298, respectively)	$790,277	$554,710
Cash	60,723	9,385
Interest receivable	1,319	992
Prepaid expenses and other assets	111	237
Total Assets	$852,430	$565,324
Liabilities
Debt (net of unamortized debt issuance costs of $5,368 and $2,415, respectively)	$469,514	$347,564
Distributions payable	4,518	4,694
Payable for investments purchased	91,986	—
Accrued expenses and other liabilities	4,056	1,975
Total Liabilities	$570,074	$354,233
Members' Equity
Members' Equity	282,356	211,091
Members' Equity	282,356	211,091
Total Liabilities and Members' Equity	$852,430	$565,324

Below is selected statement of operations information for ORCC SLF for the years ended December 31, 2021, 2020 and 2019:

	For the Years Ended December 31,
($ in thousands)	2021	2020	2019
Investment Income
Interest income	$30,836	$32,163	$38,841
Other income	344	281	348
Total Investment Income	31,180	32,444	39,189
Expenses
Interest expense	9,745	12,611	17,426
Professional fees	797	691	718
Total Expenses	10,542	13,302	18,144
Net Investment Income Before Taxes	20,638	19,142	21,045
Taxes	731	533	967
Net Investment Income After Taxes	$19,907	$18,609	$20,078
Net Realized and Change in Unrealized Gain (Loss) on Investments
Net change in unrealized gain (loss) on investments	663	(3,450)	7,423
Net realized gain on investments	207	4	—
Total Net Realized and Change in Unrealized Gain (Loss) on Investments	870	(3,446)	7,423
Net Increase in Members' Equity Resulting from Operations	$20,777	$15,163	$27,501

On August 9, 2017, Sebago Lake Financing LLC and SL Lending LLC, wholly-owned subsidiaries of ORCC SLF, entered into a credit facility with Goldman Sachs Bank USA. Goldman Sachs Bank USA serves as the sole lead arranger, syndication agent and administrative agent, and State Street Bank and Trust Company serves as the collateral administrator and agent. The credit facility includes a maximum borrowing capacity of $500 million. On June 22, 2021, Sebago Lake Financing LLC and SL Lending LLC entered into an amendment with Goldman Sachs Bank USA to extend the reinvestment period on the credit facility to October 6, 2021, and again on September 20, 2021, extended the reinvestment period on the credit facility to December 6, 2021. As of December 31, 2021, there was $474.9 million outstanding under the credit facility. For the years ended December 31, 2021, 2020 and 2019, the components of interest expense were as follows:

	For the Years Ended December 31,
($ in thousands)	2021	2020	2019
Interest expense	$8,168	$10,962	$15,782
Amortization of debt issuance costs	1,577	1,649	1,644
Total Interest Expense	$9,745	$12,611	$17,426
Average interest rate	2.3%	3.1%	4.7%
Average daily borrowings	$359,501	$352,505	$337,491

Loan Origination and Structuring Fees

If the loan origination and structuring fees earned by ORCC SLF during a fiscal period exceed ORCC SLF’s expenses and other obligations (excluding financing costs), such excess is allocated to the Member(s) responsible for the origination of the loans pro rata in accordance with the total loan origination and structuring fees earned by ORCC SLF with respect to the loans originated by such Member; provided, that in no event will the amount allocated to a Member exceed 1% of the par value of the loans originated by such Member in any fiscal year. The loan origination and structuring fee is accrued quarterly and included in other income from controlled, affiliated investments on our Consolidated Statements of Operations and paid annually. On February 27, 2019, ORCC SLF’s operating agreement was amended to eliminate the allocation of excess loan origination and structuring fees to the Members. As such, for the years ended December 31, 2021, 2020 and 2019, we accrued no income based on loan origination and structuring fees.

Results of Operations

The following table represents the operating results for the years ended December 31, 2021, 2020 and 2019:

	For the Years Ended December 31,
($ in millions)	2021	2020	2019
Total Investment Income	$1,021.4	$803.3	$718.0
Less: Net operating expenses	527.3	283.8	217.1
Net Investment Income (Loss) Before Taxes	$494.1	$519.5	$500.9
Less: Income tax expense (benefit), including excise tax expense (benefit)	4.0	2.0	2.0
Net Investment Income (Loss) After Taxes	$490.1	$517.5	$498.9
Net change in unrealized gain (loss)	179.8	(76.0)	(3.7)
Net realized gain (loss)	(45.0)	(53.8)	2.8
Net Increase (Decrease) in Net Assets Resulting from Operations	$624.9	$387.7	$498.0

Net increase (decrease) in net assets resulting from operations can vary from period to period as a result of various factors, including the level of new investment commitments, expenses, the recognition of realized gains and losses and changes in unrealized appreciation and depreciation on the investment portfolio.

Investment Income

Investment income for the years ended December 31, 2021, 2020 and 2019 were as follows:

	For the Years Ended December 31,
($ in millions)	2021	2020	2019
Interest income from investments	$893.3	$732.6	$674.9
Payment-in-kind interest income from investments	53.2	36.4	16.9
Dividend Income from investments	48.4	19.5	10.0
Other income	26.5	14.8	16.1
Total investment income	$1,021.4	$803.3	$718.0

For the years ended December 31, 2021 and 2020

Investment income increased to $1,021.4 million for the year ended December 31, 2021 from $803.3 million for the same period in prior year primarily due to an increase in our debt investment portfolio, which, at par, increased from $10.7 billion as of December 31, 2020 to $11.9 billion as of December 31, 2021, partially offset by a decrease in our portfolio’s weighted average yield from 7.9% as of December 31, 2020 to 7.7% as of December 31, 2021. Included in investment income is dividend income which increased to $48.4 million from $19.5 million as of December 31, 2021 and 2020, respectively, primarily due to an increase in dividends related to Windows Entities, ORCC SLF, and Wingspire. Also included in interest income are other fees such as prepayment fees and accelerated amortization of upfront fees from unscheduled paydowns. Period over period, income generated from these fees represented $63.9 million and $23.6 million, for the years ended December 31, 2021 and 2020, respectively. This change is due to an increase in unscheduled paydown activity year over year and while these fees are non-recurring in nature, we expect repayments to continue. For the year ended December 31, 2021 and 2020, payment-in-kind income represented 6.4% and less than 5.0% of investment income, respectively. Other income increased period-over-period due to an increase in incremental fee income, which are fees that are generally available to us as a result of closing investments and normally paid at the time of closing. We expect that investment income will vary based on a variety of factors including the pace of our originations and repayments.

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

Expenses

Expenses for the years ended December 31, 2021, 2020 and 2019 were as follows:

	For the Years Ended December 31,
($ in millions)	2021	2020	2019
Interest expense	$219.1	$152.9	$136.5
Management fee	178.5	144.5	89.9
Performance based incentive fees	104.0	93.9	45.1
Professional fees	15.1	14.7	10.0
Directors' fees	1.0	0.8	0.6
Other general and administrative	9.6	7.9	8.4
Total operating expenses	$527.3	$414.7	$290.5
Management and incentive fees waived	—	(130.9)	(73.4)
Net operating expenses	$527.3	$283.8	$217.1

Under the terms of the Administration Agreement, we reimburse the Adviser for services performed for us. In addition, pursuant to the terms of the Administration Agreement, the Adviser may delegate its obligations under the Administration Agreement to an affiliate or to a third party and we reimburse the Adviser for any services performed for us by such affiliate or third party.

For the years ended December 31, 2021 and 2020

Total expenses increased to $527.3 million for the year ended December 31, 2020 from $283.8 million for the same period in the prior year primarily due to an increase in interest expense and increase in gross management fees and incentive fees, coupled with the expiration of the management fee and incentive fee waivers in October 2020. The increase in interest expense of $66.2 million was driven by an increase in average daily borrowings to $6.3 billion from $3.8 billion period over period, partially offset by a decrease in the average interest rate to 3.0% from 3.5% period over period and includes approximately $2.1 million of non-recurring interest expense related to the restructuring of CLO II and SPV IV and the repayment of the 2023 Notes. As a percentage of total assets, professional fees, directors’ fees and other general and administrative expenses remained relatively consistent period over period.

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

Selected Quarterly Financial Data (Unaudited)

	For the three months ended
(amounts in thousands, except share and per share data)	March 31, 2021	June 30, 2021	September 30, 2021	December 31, 2021
Investment income	$221,573	$249,015	$269,191	$281,624
Net expenses	$118,918	$129,886	$138,692	$143,770
Net investment income (loss)	$102,655	$119,129	$130,499	$137,854
Net realized and unrealized gains (losses)	$55,190	$31,051	$12,352	$36,152
Increase (decrease) in net assets resulting from operations	$157,845	$150,180	$142,851	$174,006
Net asset value per share as of the end of the quarter	$14.82	$14.90	$14.95	$15.08
Earnings (losses) per share - basic and diluted	$0.40	$0.38	$0.36	$0.44

	For the three months ended
(amounts in thousands, except share and per share data)	March 31, 2020	June 30, 2020	September 30, 2020	December 31, 2020
Investment income	$204,732	$190,242	$187,059	$221,254
Net expenses	$58,476	$61,080	$59,622	$106,653
Net investment income (loss)	$146,256	$129,162	$127,437	$114,601
Net realized and unrealized gains (losses)	$(458,846)	$174,457	$88,610	$66,063
Increase (decrease) in net assets resulting from operations	$(312,590)	$303,619	$216,047	$180,664
Net asset value per share as of the end of the quarter	$14.09	$14.52	$14.67	$14.74
Earnings (losses) per share - basic and diluted	$(0.79)	$0.79	$0.56	$0.46

	For the three months ended
(amounts in thousands, except share and per share data)	March 31, 2019	June 30, 2019	September 30, 2019	December 31, 2019
Investment income	$151,475	$176,135	$188,154	$202,255
Net expenses	$55,470	$56,513	$50,248	$56,882
Net investment income (loss)	$96,005	$119,622	$137,906	$145,373
Net realized and unrealized gains (losses)	$18,482	$5,048	$(19,254)	$(5,181)
Increase (decrease) in net assets resulting from operations	$114,487	$124,670	$118,652	$140,192
Net asset value per share as of the end of the quarter	$15.26	$15.28	$15.22	$15.24
Earnings (losses) per share - basic and diluted	$0.49	$0.44	$0.31	$0.36

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

For the years ended December 31, 2021, 2020 and 2019, we recorded U.S. federal and state income tax expense/(benefit) of $4.0 million, $2.0 million and $2.0 million, respectively, including U.S. federal excise tax expense/(benefit) of $21.6 thousand, $(0.1) million and $2.0 million, respectively.

Certain of our consolidated subsidiaries are subject to U.S. federal and state income taxes. For the years ended December 31, 2021 and 2020, we recorded a current tax expense of $4.0 million and $2.1 million, respectively. For the year ended December 31, 2019, we did not record a current tax expense for taxable subsidiaries. The income tax expense for our taxable consolidated subsidiaries will vary depending on the level of investment income earnings and realized gains from the exits of investments held by such taxable subsidiaries during the respective periods.

Net Unrealized Gains (Losses)

We fair value our portfolio investments quarterly and any changes in fair value are recorded as unrealized gains or losses. During the years ended December 31, 2021, 2020 and 2019, net unrealized gains (losses) were comprised of the following:

	For the Years Ended December 31,
($ in millions)	2021	2020	2019
Net change in unrealized gain (loss) on investments	$192.4	$(76.9)	$(3.5)
Income tax (provision) benefit	(8.6)	(3.7)	—
Net change in translation of assets and liabilities in foreign currencies	(4.0)	4.6	(0.2)
Net change in unrealized gain (loss)	$179.8	$(76.0)	$(3.7)

For the years ended December 31, 2021 and 2020

For the year ended December 31, 2021, the net unrealized gain was primarily driven by an increase in the fair value of our debt investments as compared to December 31, 2020. As of December 31, 2021, the fair value of our debt investments as a percentage of principal was 98.2% as compared to 97.3% as of December 31, 2020. The primary driver of our portfolio's net unrealized gain was due to the continued improvement of market conditions following the disruption seen in 2020 due to the COVID-19 pandemic. See “COVID-19

Developments” for additional information. The ten largest contributors to the change in net unrealized gain (loss) on investments during the year ended December 31, 2021 consisted of the following:

Portfolio Company ($ in millions)	Net Change in Unrealized Gain (Loss)
Wingspire Capital Holdings LLC(1)	$44.1
Windows Entities	32.6
Aviation Solutions Midco, LLC (dba STS Aviation)	14.9
CIBT Global, Inc.	13.9
Innovative Water Care Global Corporation	9.5
ABB/Con-cise Optical Group LLC	9.1
Entertainment Benefits Group, LLC	6.6
Blackhawk Network Holdings, Inc.	6.5
PS Operating Company LLC (fka QC Supply, LLC)(1)	6.1
Remaining Portfolio Companies	64.6
Norvax, LLC (dba GoHealth)	(15.5)
Total	$192.4

________________

(1)
Portfolio company is a controlled, affiliated investment

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

Net Realized Gains (Losses)

The realized gains and losses on fully exited and partially exited portfolio companies during the years ended December 31, 2021, 2020 and 2019 were comprised of the following:

	For the Years Ended December 31,
($ in millions)	2021	2020	2019
Net realized gain (loss) on investments	$(46.3)	$(51.4)	$2.6
Net realized gain (loss) on foreign currency transactions	1.3	(2.4)	0.2
Net realized gain (loss)	$(45.0)	$(53.8)	$2.8

Realized Gross Internal Rate of Return

Since we began investing in 2016 through December 31, 2021, our exited investments have resulted in an aggregate cash flow realized gross internal rate of return to us of over 10.3% (based on total capital invested of $6.2 billion and total proceeds from these exited investments of $7.3 billion). Over sixty percent of these exited investments resulted in an aggregate cash flow realized gross internal rate of return (“IRR”) to us of 10% or greater.

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

As of December 31, 2021 and December 31, 2020, our asset coverage ratio was 182% and 206%, respectively. We seek to carefully consider our unfunded commitments for the purpose of planning our ongoing financial leverage. Further, we maintain sufficient borrowing capacity within the 150% asset coverage limitation to cover any outstanding unfunded commitments we are required to fund.

Cash and restricted cash as of December 31, 2021, taken together with our available debt, is expected to be sufficient for our investing activities and to conduct our operations in the near term. As of December 31, 2021, we had $1.4 billion available under our credit facilities.

Our long-term cash needs will include principal payments on outstanding indebtedness and funding of additional portfolio investments. Funding for long-term cash needs will come from unused net proceeds from financing activities. We believe that our liquidity and sources of capital are adequate to satisfy our short and long-term cash requirements. We cannot, however, be certain that these sources of funds will be available at a time and upon terms acceptable to us in sufficient amounts in the future.

As of December 31, 2021, we had $447.1 million in cash and restricted cash. During the year ended December 31, 2021, we used $1.2 billion in cash for operating activities, primarily as a result of funding portfolio investments of $7.1 billion, partially offset by sell downs and repayments of $5.5 billion and other operating activity of $0.4 billion. Lastly, cash provided by financing activities was $1.3 billion during the period, which was the result of net borrowings on our credit facilities of $1.8 billion, partially offset by distributions paid of $0.5 billion.

Equity

Equity Issuances, IPO, Subscriptions and Drawdowns

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

There were no sales of our common stock during the years ended December 31, 2021 and 2020.

During the year ended December 31, 2019, we delivered the following capital call notices to our investors:

Capital Drawdown Notice Date	Common Share Issuance Date	Number of Common Shares Issued	Aggregate Offering Price ($ in millions)
June 4, 2019	June 17, 2019	103,504,284	$1,580.5
March 8, 2019	March 21, 2019	19,267,823	300.0
January 30, 2019	February 12, 2019	29,220,780	450.0
Total		151,992,887	$2,330.5

Distributions

The following table reflects the distributions declared on shares of our common stock during the year ended December 31, 2021:

	December 31, 2021
Date Declared	Record Date	Payment Date	Distribution per Share
November 2, 2021	December 31, 2021	January 31, 2022	$0.31
August 3, 2021	September 30, 2021	November 15, 2021	$0.31
May 5, 2021	June 30, 2021	August 13, 2021	$0.31
February 23, 2021	March 31, 2021	May 14, 2021	$0.31

On February 23, 2022, the Board declared a distribution of $0.31 per share for shareholders of record on March 31, 2022 payable on or before May 13, 2022.

During certain periods, our distributions may exceed our earnings. As a result, it is possible that a portion of the distributions we make may represent a return of capital. A return of capital generally is a return of a shareholder’s investment rather than a return of earnings or gains derived from our investment activities. Each year, a statement on Form 1099-DIV identifying the tax character of the distributions will be mailed to our shareholders. No portion of the distributions paid during the years ended December 31, 2021, 2020 or 2019 represented a return of capital.

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

The following table reflects the common stock issued pursuant to the dividend reinvestment plan during the year ended December 31, 2021:

Date Declared	Record Date	Payment Date	Shares
August 3, 2021	September 30, 2021	November 15, 2021	800,451
May 5, 2021	June 30, 2021	August 13, 2021	935,064
February 23, 2021	March 31, 2021	May 14, 2021	815,703
November 4, 2020	December 31, 2020	January 19, 2021	1,435,099

The following table reflects the common stock issued pursuant to the dividend reinvestment plan during the year ended December 31, 2020:

Date Declared	Record Date	Payment Date	Shares
August 4, 2020	September 30, 2020	November 13, 2020	1,738,817
May 5, 2020	June 30, 2020	August 14, 2020	3,541,285
February 19, 2020	March 31, 2020	May 15, 2020	2,249,543
October 30, 2019	December 31, 2019	January 31, 2020	2,823,048

The following table reflects the common stock issued pursuant to the dividend reinvestment plan during the year ended December 31, 2019:

Date Declared	Record Date	Payment Date	Shares
May 28, 2019	September 30, 2019	November 15, 2019	2,974,103
June 4, 2019	June 14, 2019	August 15, 2019	3,965,754
February 27, 2019	March 31, 2019	May 14, 2019	2,882,297
November 6, 2018	December 31, 2018	January 31, 2019	2,613,223

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

The following table provides information regarding purchases of our common stock by Goldman, Sachs & Co., as agent, pursuant to the 10b5-1 plan for each month in the year ended December 31, 2020:

Period ($ in millions, except share and per share amounts)	Total Number of Shares Repurchased	Average Price Paid per Share	Approximate Dollar Value of Shares that have been Purchased Under the Plans	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan
January 1, 2020 - January 31, 2020	—	$—	$—	$150.0
February 1, 2020 - February 29, 2020	87,328	$15.17	$1.4	$148.6
March 1, 2020 - March 31, 2020	4,009,218	$12.46	$46.6	$102.0
April 1, 2020 - April 30, 2020	6,235,497	$11.95	$74.3	$27.7
May 1, 2020 - May 31, 2020	2,183,581	$12.76	$27.7	$—
June 1, 2020 - June 30, 2020	—	$—	$—	$—
July 1, 2020 - July 31, 2020	—	$—	$—	$—
August 1, 2020 - August 31, 2020	—	$—	$—	$—
Total	12,515,624		$150.0

On November 3, 2020, the Board approved a repurchase program (the “Repurchase Plan”) under which we may repurchase up to $100 million of our outstanding common stock and on November 2, 2021, the Board extended the Repurchase Plan. Under the program, purchases may be made at management’s discretion from time to time in open-market transactions, in accordance with all applicable securities laws and regulations. Unless extended by the Board, the repurchase program will terminate 12-months from the date it was approved. On November 2, 2021, the Board approved an extension to the Repurchase Plan and, unless further extended by the Board, will terminate 12-months from that date. As of December 31, 2021, Goldman, Sachs & Co., as agent, has repurchased 186,150 shares of the Company’s common stock pursuant to the Repurchase Plan for approximately $2.6 million.

The following table provides information regarding purchases of our common stock by Goldman, Sachs & Co., as agent, pursuant to the Repurchase plan for each month in the year ended December 31, 2021:

Period ($ in millions, except share and per share amounts)	Total Number of Shares Repurchased	Average Price Paid per Share	Approximate Dollar Value of Shares that have been Purchased Under the Plans	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan
October 1, 2021 - October 31, 2021	—	$—	$—	$100.0
November 1, 2021 - November 30, 2021	22,900	$13.92	$0.3	$99.7
December 1, 2021 - December 31, 2021	163,250	$14.00	$2.3	$97.4
Total	186,150		$2.6

Debt

Aggregate Borrowings

Debt obligations consisted of the following as of December 31, 2021 and December 31, 2020:

	December 31, 2021
($ in thousands)	Aggregate Principal Committed	Outstanding Principal	Amount Available(1)	Net Carrying Value(2)
Revolving Credit Facility(3)(5)	$1,655,000	$892,313	$707,370	$879,943
SPV Asset Facility II	350,000	100,000	250,000	95,668
SPV Asset Facility III	500,000	190,000	310,000	188,979
SPV Asset Facility IV	250,000	155,000	95,000	152,727
CLO I	390,000	390,000	—	386,989
CLO II	260,000	260,000	—	256,942
CLO III	260,000	260,000	—	257,937
CLO IV	292,500	292,500	—	287,342
CLO V	196,000	196,000	—	194,167
CLO VI	260,000	260,000	—	258,093
2024 Notes(4)	400,000	400,000	—	406,481
2025 Notes	425,000	425,000	—	419,674
July 2025 Notes	500,000	500,000	—	493,637
2026 Notes	500,000	500,000	—	491,085
July 2026 Notes	1,000,000	1,000,000	—	978,537
2027 Notes(4)	500,000	500,000	—	497,537
2028 Notes	850,000	850,000	—	833,588
Total Debt	$8,588,500	$7,170,813	$1,362,370	$7,079,326

________________

(1)
The amount available reflects any collateral related limitations at the Company level related to each credit facility’s borrowing base.
(2)
The carrying value of our Revolving Credit Facility, SPV Asset Facility II, SPV Asset Facility III, SPV Asset Facility IV, CLO I, CLO II, CLO III, CLO IV, CLO V, CLO VI, 2024 Notes, 2025 Notes, July 2025 Notes, 2026 Notes, July 2026 Notes, 2027 Notes and 2028 Notes are presented net of deferred financing costs of $12.4 million, $4.3 million, $1.0 million, $2.2 million, $3.0 million, $3.1 million, $2.1 million, $5.2 million, $1.8 million, $1.9 million, $5.0 million, $5.3 million, $6.4 million, $8.9 million, $21.5 million, $9.7 million and $16.4 million respectively.
(3)
Includes the unrealized translation gain (loss) on borrowings denominated in foreign currencies.
(4)
Inclusive of change in fair market value of effective hedge.
(5)
The amount available is reduced by $55.3 million of outstanding letters of credit.

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
(5)
The amount available is reduced by $26.8 million of outstanding letters of credit.

For the years ended December 31, 2021, 2020 and 2019, the components of interest expense were as follows:

	For the Years Ended December 31,
($ in thousands)	2021	2020	2019
Interest expense	$192,652	$136,387	$125,311
Amortization of debt issuance costs	25,721	17,178	12,152
Net change in unrealized gain (loss) on effective interest rate swaps and hedged items(1)	759	(626)	(1,018)
Total Interest Expense	$219,132	$152,939	$136,445
Average interest rate	3.0%	3.5%	4.8%
Average daily borrowings	$6,329,332	$3,815,270	$2,576,121

________________

(1)
Refer to “ITEM 8. – CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA – Notes to Consolidated Financial Statements – Note 6. Debt – 2023 Notes, 2024 Notes and 2027 Notes” for details on each facility’s interest rate swap.

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

The maximum principal amount of the Revolving Credit Facility is $1.655 billion, subject to availability under the borrowing base, which is based on our portfolio investments and other outstanding indebtedness. As amended on September 22, 2021, maximum capacity under the Revolving Credit Facility may be increased to $2.2 billion through our exercise of an uncommitted accordion feature through which existing and new lenders may, at their option, agree to provide additional financing. The Revolving Credit Facility includes a $50 million limit for swingline loans and is secured by a perfected first-priority interest in substantially all of the portfolio investments held by us and each Guarantor, subject to certain exceptions.

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

The Revolving Credit Facility includes customary covenants, including certain limitations on the incurrence by us of additional indebtedness and on our ability to make distributions to our shareholders, or redeem, repurchase or retire shares of stock, upon the occurrence of certain events and certain financial covenants related to asset coverage and liquidity and other maintenance covenants, as well as customary events of default. The agreement requires a minimum asset coverage ratio of 100% with respect to our consolidated assets and our subsidiaries, measured at the last day of any fiscal quarter and a minimum asset coverage ratio of no less than 2.00 to 1.00 with respect to our consolidated assets and our subsidiary guarantors (including certain limitations on the contribution of equity in financing subsidiaries as specified therein) to our secured debt and our subsidiary guarantors (the “Obligor Asset Coverage Ratio”), measured at the last day of each fiscal quarter. The agreement concentration limits in connection with the calculation of the borrowing base, based upon the Obligor Asset Coverage Ratio.

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

SPV Asset Facility III

On December 14, 2018, ORCC Financing III LLC (“ORCC Financing III”), a Delaware limited liability company and our subsidiary, entered into a Loan Financing and Servicing Agreement (the “SPV Asset Facility III”), with ORCC Financing III, as borrower, ourselves, as equity holder and services provider, the lenders from time to time parties thereto, Deutsche Bank AG, New York Branch, as Facility Agent, State Street Bank and Trust Company, as Collateral Agent and Cortland Capital Market Services LLC, as Collateral Custodian. The parties to the SPV Asset Facility III have entered into various amendments, including those relating to the undrawn fee and make-whole fee and definition of “Change of Control.” The following describes the terms of SPV Asset Facility III as amended through December 13, 2021.

The maximum principal amount of the SPV Asset Facility III is $500 million; the availability of this amount is subject to a borrowing base test, which is based on the value of ORCC Financing III’s assets from time to time, and satisfaction of certain conditions, including interest spread and weighted average coupon tests, certain concentration limits and collateral quality tests.

The SPV Asset Facility III provides for the ability to borrow, reborrow, repay and prepay advances under the SPV Asset Facility III until June 14, 2022 unless such period is extended or accelerated under the terms of the SPV Asset Facility III (the “SPV Asset Facility III Revolving Period”). Unless otherwise extended, accelerated or terminated under the terms of the SPV Asset Facility III, the SPV Asset Facility III will mature on the date that is two years after the last day of the SPV Asset Facility III Revolving Period (the “SPV Asset Facility III Stated Maturity”). Prior to the SPV Asset Facility III Stated Maturity, proceeds received by ORCC Financing III from principal and interest, dividends, or fees on assets must be used to pay fees, expenses and interest on outstanding advances, and the excess may be returned to us, subject to certain conditions. On the SPV Asset Facility III Stated Maturity, ORCC Financing III must pay in full all outstanding fees and expenses and all principal and interest on outstanding advances, and the excess may be returned to us.

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

On May 26, 2021 (the “SPV Asset Facility IV Amendment Date”), the parties to the SPV Asset Facility IV amended the SPV Asset Facility IV to extend the reinvestment period from August 2, 2021 until April 1, 2022 and to reduce the total commitments from $450 million to $250 million.

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

Amounts drawn bear interest at LIBOR (or, in the case of certain lenders that are commercial paper conduits, the lower of their cost of funds and LIBOR plus 0.25%) plus a spread ranging from 2.15% to 2.40%. We predominantly borrow utilizing LIBOR rate loans, generally electing one-month LIBOR upon borrowing; however, the SPV Asset Facility IV includes benchmark replacement provisions which provide that the benchmark rate will transition to term SOFR on a designated benchmark replacement date. From the Closing Date to the Commitment Termination Date, there is a commitment fee ranging from 0.50% to 0.75% per annum on the undrawn amount, if any, of the revolving commitments in the SPV Asset Facility IV. The SPV Asset Facility IV contains customary covenants, including certain financial maintenance covenants, limitations on the activities of ORCC Financing IV, including limitations on incurrence of incremental indebtedness, and customary events of default. The SPV Asset Facility IV is secured by a perfected first priority security interest in the assets of ORCC Financing IV and on any payments received by ORCC Financing IV in respect of those assets. Assets pledged to the Lenders will not be available to pay our debts. For further details, see “ITEM 8. – Notes to Consolidated Financial Statements – Note 6. Debt.”

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

Unsecured Notes

2023 Notes

On December 21, 2017, we entered into a Note Purchase Agreement governing the issuance of $150 million in aggregate principal amount of unsecured notes (the “2023 Notes”) to institutional investors in a private placement. The 2023 Notes had a fixed interest rate of 4.75% and were due on June 21, 2023. Interest on the 2023 Notes was due and ranked semiannually. This interest rate was subject to increase (up to a maximum interest rate of 5.50%) in the event that, subject to certain exceptions, the 2023 Notes ceased to have an investment grade rating. We were obligated to offer to repay the 2023 Notes at par if certain change in control events occur. The 2023 Notes were our general unsecured obligations and ranked pari passu with all outstanding and future unsecured unsubordinated indebtedness issued by us.

The Note Purchase Agreement for the 2023 Notes contained customary terms and conditions for unsecured notes issued in a private placement, including, without limitation, affirmative and negative covenants such as information reporting, maintenance of our status as a BDC within the meaning of the 1940 Act and a RIC under the Code, minimum shareholders equity, minimum asset coverage ratio and prohibitions on certain fundamental changes at us or any subsidiary guarantor, as well as customary events of default with customary cure and notice, including, without limitation, nonpayment, misrepresentation in a material respect, breach of covenant, cross-default under other indebtedness of us or certain significant subsidiaries, certain judgments and orders, and certain events of bankruptcy.

The 2023 Notes were offered in reliance on Section 4(a)(2) of the Securities Act.

In connection with the offering of the 2023 Notes, on December 21, 2017 we entered into a centrally cleared interest rate swap. The notional amount of the interest rate swap was $150 million. We received fixed rate interest semi-annually at 4.75% and paid variable rate interest monthly based on 1-month LIBOR plus 2.545%. The interest rate swap matured on December 21, 2021. For the years ended December 31, 2021, 2020 and 2019, we made periodic payments of $4.0 million, $4.8 million and $7.4 million, respectively. The interest expense related to the 2023 Notes was equally offset by proceeds received from the interest rate swap. The swap adjusted interest expense is included as a component of interest expense in our Consolidated Statements of Operations. As of December 31, 2020, the interest rate swap had a fair value of $3.0 million. Depending on the nature of the balance at period end, the fair value of the interest rate swap is either included as a component of accrued expenses and other liabilities or prepaid expenses and other assets on our Consolidated Statements of Assets and Liabilities. The change in fair value of the interest rate swap is offset by the change in fair value of the 2023 Notes, with the remaining difference included as a component of interest expense on the Consolidated Statements of Operations. For further details, see “ITEM 8. – Notes to Consolidated Financial Statements – Note 6. Debt.”

On November 23, 2021, we caused notice to be issued to the holders of the 2023 Notes regarding our exercise of the option to redeem in full all $150 million in aggregate principal amount of the 2023 Notes at 100% of their principal amount, plus the accrued and unpaid interest thereon through, but excluding, the redemption date, December 23, 2021. On December 23, 2021, we redeemed in full all $150 million in aggregate principal amount of the 2023 Notes at 100% of their principal amount, plus the accrued and unpaid interest thereon through, but excluding, December 23, 2021.

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

In connection with the issuance of the 2024 Notes, on April 10, 2019 we entered into centrally cleared interest rate swaps. The notional amount of the interest rate swaps is $400 million. We will receive fixed rate interest at 5.25% and pay variable rate interest based on one-month LIBOR plus 2.937%. The interest rate swaps mature on April 10, 2024. For the years ended December 31, 2021, 2020 and 2019, we made periodic payments of $8.7 million, $19.3 million and $10.8 million, respectively. The interest expense related to the 2024 Notes is equally offset by the proceeds received from the interest rate swaps. The swap adjusted interest expense is included as a component of interest expense on our Consolidated Statements of Operations. As of December 31, 2021 and 2020, the interest rate swap had a fair value of $12.0 million and $26.9 million, respectively. Depending on the nature of the balance at period end, the fair value of the interest rate swap is either included as a component of accrued expenses and other liabilities or prepaid expenses and other assets on our Consolidated Statements of Assets and Liabilities. The change in fair value of the interest rate swap is offset by the change in fair value of the 2024 Notes, with the remaining difference included as a component of interest expense on the Consolidated Statements of Operations. For further details, see “ITEM 8. – Notes to Consolidated Financial Statements – Note 6. Debt.”

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

In connection with the issuance of the 2027 Notes, on April 26, 2021 we entered into centrally cleared interest rate swaps. The notional amount of the interest rate swaps is $500 million. We will receive fixed rate interest at 2.625% and pay variable rate interest based on one-month LIBOR plus 1.655%. The interest rate swaps mature on January 15, 2027. For the year ended December 31, 2021, we made periodic payments of $0.9 million. The interest expense related to the 2027 Notes is equally offset by the proceeds received from the interest rate swaps. The swap adjusted interest expense is included as a component of interest expense on our Consolidated Statements of Operations. As of December 31, 2021, the interest rate swap had a fair value of $7.6 million. Depending on the nature of the balance at period end, the fair value of the interest rate swap is either included as a component of accrued expenses and other liabilities or prepaid expenses and other assets on our Consolidated Statements of Assets and Liabilities. The change in fair value of the interest rate swap is offset by the change in fair value of the 2027 Notes, with the remaining difference included as a component of interest expense on the Consolidated Statements of Operations. For further details, see “ITEM 8. – Notes to Consolidated Financial Statements – Note 6. Debt.”

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

Off-Balance Sheet Arrangements

Portfolio Company Commitments

From time to time, we may enter into commitments to fund investments. As of December 31, 2021 and December 31, 2020, we had the following outstanding commitments to fund investments in current portfolio companies:

Portfolio Company	Investment	December 31, 2021	December 31, 2020
($ in thousands)
3ES Innovation Inc. (dba Aucerna)	First lien senior secured revolving loan	$3,893	$3,893
Accela, Inc.	First lien senior secured revolving loan	3,000	3,000
Alera Group, Inc.	First lien senior secured delayed draw term loan	417	—
AmSpec Group, Inc. (fka AmSpec Services Inc.)	First lien senior secured revolving loan	10,665	14,462
Apex Group Treasury, LLC	Second lien senior secured delayed draw term loan	25,147	—
Apptio, Inc.	First lien senior secured revolving loan	1,667	2,779
Aramsco, Inc.	First lien senior secured revolving loan	8,378	8,378
Ardonagh Midco 3 PLC	First lien senior secured GBP delayed draw term loan	11,038	16,950
Ascend Buyer, LLC (dba PPC Flexible Packaging)	First lien senior secured revolving loan	471	—
Associations, Inc.	First lien senior secured delayed draw term loan A	—	866
Associations, Inc.	First lien senior secured revolving loan	32,923	—
AxiomSL Group, Inc.	First lien senior secured delayed draw term loan	8,331	—
AxiomSL Group, Inc.	First lien senior secured revolving loan	18,227	9,341
Bayshore Intermediate #2, L.P. (dba Boomi)	First lien senior secured revolving loan	6,913	—
BCPE Osprey Buyer, Inc. (dba PartsSource)	First lien senior secured delayed draw term loan	28,014	—
BCPE Osprey Buyer, Inc. (dba PartsSource)	First lien senior secured revolving loan	11,855	—
BCTO BSI Buyer, Inc. (dba Buildertrend)	First lien senior secured revolving loan	2,339	5,357
Blend Labs, Inc.	First lien senior secured revolving loan	7,500	—
BP Veraison Buyer, LLC (dba Sun World)	First lien senior secured delayed draw term loan	29,054	—
BP Veraison Buyer, LLC (dba Sun World)	First lien senior secured revolving loan	8,716	—
Brightway Holdings, LLC	First lien senior secured revolving loan	3,158	—
Caiman Merger Sub LLC (dba City Brewing)	First lien senior secured revolving loan	—	12,881
Centrify Corporation	First lien senior secured revolving loan	6,817	—
CivicPlus, LLC	First lien senior secured delayed draw term loan	6,673	—
CivicPlus, LLC	First lien senior secured revolving loan	1,335	—
ConnectWise, LLC	First lien senior secured revolving loan	—	15,004
Definitive Healthcare Holdings, LLC	First lien senior secured delayed draw term loan	—	35,651
Definitive Healthcare Holdings, LLC	First lien senior secured revolving loan	—	10,870
Denali BuyerCo, LLC (dba Summit Companies)	First lien senior secured delayed draw term loan	9,849	—

Portfolio Company	Investment	December 31, 2021	December 31, 2020
Denali BuyerCo, LLC (dba Summit Companies)	First lien senior secured revolving loan	3,556	—
Diamondback Acquisition, Inc. (dba Sphera)	First lien senior secured delayed draw term loan	1,080	—
Dodge Data & Analytics LLC	First lien senior secured revolving loan	1,888	—
Douglas Products and Packaging Company LLC	First lien senior secured revolving loan	3,936	6,055
EET Buyer, Inc. (dba e-Emphasys)	First lien senior secured revolving loan	455	—
Endries Acquisition, Inc.	First lien senior secured revolving loan	—	27,000
Entertainment Benefits Group, LLC	First lien senior secured revolving loan	11,200	1,104
Evolution BuyerCo, Inc. (dba SIAA)	First lien senior secured revolving loan	10,709	—
Forescout Technologies, Inc.	First lien senior secured revolving loan	5,345	5,345
Fortis Solutions Group, LLC	First lien senior secured delayed draw term loan	1,347	—
Fortis Solutions Group, LLC	First lien senior secured revolving loan	462	—
Gainsight, Inc.	First lien senior secured revolving loan	3,357	—
Galls, LLC	First lien senior secured revolving loan	20,468	11,204
Gaylord Chemical Company, L.L.C.	First lien senior secured revolving loan	13,202	—
GC Agile Holdings Limited (dba Apex Fund Services)	First lien senior secured revolving loan	—	6,924
Gerson Lehrman Group, Inc.	First lien senior secured revolving loan	21,563	21,563
GI Ranger Intermediate, LLC (dba Rectangle Health)	First lien senior secured delayed draw term loan	614	—
GI Ranger Intermediate, LLC (dba Rectangle Health)	First lien senior secured revolving loan	369	—
Global Music Rights, LLC	First lien senior secured revolving loan	667	—
GovBrands Intermediate, Inc.	First lien senior secured delayed draw term loan	1,111	—
GovBrands Intermediate, Inc.	First lien senior secured revolving loan	793	—
Granicus, Inc.	First lien senior secured delayed draw term loan	1,006	—
Granicus, Inc.	First lien senior secured revolving loan	1,187	2,636
Guidehouse Inc.	First lien senior secured revolving loan	351	—
H&F Opportunities LUX III S.À R.L (dba Checkmarx)	First lien senior secured revolving loan	16,250	16,250
Hercules Borrower, LLC (dba The Vincit Group)	First lien senior secured revolving loan	20,916	20,916
HGH Purchaser, Inc. (dba Horizon Services)	First lien senior secured delayed draw term loan	49,359	5,346
HGH Purchaser, Inc. (dba Horizon Services)	First lien senior secured revolving loan	7,031	8,748
Hometown Food Company	First lien senior secured revolving loan	4,235	3,671
Ideal Tridon Holdings, Inc.	First lien senior secured revolving loan	3,927	4,828

Portfolio Company	Investment	December 31, 2021	December 31, 2020
IG Investments Holdings, LLC (dba Insight Global)	First lien senior secured revolving loan	1,987	—
Individual Foodservice Holdings, LLC	First lien senior secured delayed draw term loan	6,890	25,781
Individual Foodservice Holdings, LLC	First lien senior secured revolving loan	20,609	18,465
Inovalon Holdings, Inc.	First lien senior secured delayed draw term loan	18,988	—
Instructure, Inc.	First lien senior secured revolving loan	—	5,554
Integrity Marketing Acquisition, LLC	First lien senior secured revolving loan	14,832	14,832
Intelerad Medical Systems Incorporated (fka 11849573 Canada Inc.)	First lien senior secured revolving loan	1,607	4,530
Interoperability Bidco, Inc.	First lien senior secured delayed draw term loan	—	8,000
Interoperability Bidco, Inc.	First lien senior secured revolving loan	4,000	—
IQN Holding Corp. (dba Beeline)	First lien senior secured revolving loan	22,672	22,672
KPSKY Acquisition, Inc. (dba BluSky)	First lien senior secured delayed draw term loan	256	—
KWOR Acquisition, Inc. (dba Worley Claims Services)	First lien senior secured delayed draw term loan	—	2,063
KWOR Acquisition, Inc. (dba Alacrity Solutions)	First lien senior secured revolving loan	—	5,200
Lazer Spot G B Holdings, Inc.	First lien senior secured revolving loan	26,833	26,833
Lignetics Investment Corp.	First lien senior secured delayed draw term loan	3,922	—
Lignetics Investment Corp.	First lien senior secured revolving loan	3,922	—
Lightning Midco, LLC (dba Vector Solutions)	First lien senior secured revolving loan	—	8,953
Litera Bidco LLC	First lien senior secured delayed draw term loan	5,176	—
Litera Bidco LLC	First lien senior secured revolving loan	5,738	5,738
Medline Intermediate, LP	First lien senior secured revolving loan	7,190	—
Lytx, Inc.	First lien senior secured delayed draw term loan	—	14,092
Mavis Tire Express Services Corp.	Second lien senior secured delayed draw term loan	—	11,376
MHE Intermediate Holdings, LLC (dba OnPoint Group)	First lien senior secured delayed draw term loan	9,850	—
MHE Intermediate Holdings, LLC (dba OnPoint Group)	First lien senior secured revolving loan	15,536	—
Milan Laser Holdings LLC	First lien senior secured revolving loan	2,078	—
MINDBODY, Inc.	First lien senior secured revolving loan	6,071	6,071
Ministry Brands Holdings, LLC	First lien senior secured delayed draw term loan	226	—
Ministry Brands Holdings, LLC	First lien senior secured revolving loan	68	—
National Dentex Labs LLC (fka Barracuda Dental LLC)	First lien senior secured delayed draw term loan	3,980	30,437
National Dentex Labs LLC (fka Barracuda Dental LLC)	First lien senior secured revolving loan	6,322	5,854

Portfolio Company	Investment	December 31, 2021	December 31, 2020
Nelipak Holding Company	First lien senior secured revolving loan	4,288	7,597
Nelipak Holding Company	First lien senior secured revolving loan	7,518	2,948
NMI Acquisitionco, Inc. (dba Network Merchants)	First lien senior secured delayed draw term loan	4,073	—
NMI Acquisitionco, Inc. (dba Network Merchants)	First lien senior secured revolving loan	1,652	646
Norvax, LLC (dba GoHealth)	First lien senior secured revolving loan	2,761	12,273
Notorious Topco, LLC (dba Beauty Industry Group)	First lien senior secured delayed draw term loan	15,962	5,625
Notorious Topco, LLC (dba Beauty Industry Group)	First lien senior secured revolving loan	7,981	2,000
OB Hospitalist Group, Inc.	First lien senior secured revolving loan	13,533	—
Nutraceutical International Corporation	First lien senior secured revolving loan	—	13,578
Patriot Acquisition TopCo S.A.R.L (dba Corza Health, Inc.)	First lien senior secured revolving loan	13,538	—
Peter C. Foy & Associates Insurance Services, LLC (dba PCF Insurance Services)	First lien senior secured delayed draw term loan	8,695	37,955
Peter C. Foy & Associates Insurance Services, LLC (dba PCF Insurance Services)	First lien senior secured revolving loan	6,161	8,194
Pluralsight, LLC	First lien senior secured revolving loan	6,235	—
Professional Plumbing Group, Inc.	First lien senior secured revolving loan	—	5,757
Project Power Buyer, LLC (dba PEC-Veriforce)	First lien senior secured revolving loan	3,188	3,188
PS Operating Company LLC (fka QC Supply, LLC)	First lien senior secured revolving loan	2,650	633
QAD, Inc.	First lien senior secured revolving loan	3,429	—
Quva Pharma, Inc.	First lien senior secured revolving loan	4,000	—
Reef Global Acquisition LLC (fka Cheese Acquisition, LLC)	First lien senior secured revolving loan	5,377	5,377
Refresh Parent Holdings, Inc.	First lien senior secured delayed draw term loan	797	29,482
Refresh Parent Holdings, Inc.	First lien senior secured revolving loan	6,897	7,716
Relativity ODA LLC	First lien senior secured revolving loan	7,333	—
RSC Acquisition, Inc (dba Risk Strategies)	First lien senior secured revolving loan	—	1,702
Safety Products/JHC Acquisition Corp. (dba Justrite Safety Group)	First lien senior secured delayed draw term loan	—	924
Sara Lee Frozen Bakery, LLC (fka KSLB Holdings, LLC)	First lien senior secured revolving loan	8,700	4,440
Sonny's Enterprises LLC	First lien senior secured revolving loan	15,402	17,969
Swipe Acquisition Corporation (dba PLI)	First lien senior secured delayed draw term loan	10,230	18,461
Swipe Acquisition Corporation (dba PLI)	Letter of Credit	7,118	7,118
Tahoe Finco, LLC	First lien senior secured revolving loan	9,244	—
TC Holdings, LLC (dba TrialCard)	First lien senior secured revolving loan	7,685	7,685

Portfolio Company	Investment	December 31, 2021	December 31, 2020
TEMPO BUYER CORP. (dba Global Claims Services)	First lien senior secured delayed draw term loan	308	—
TEMPO BUYER CORP. (dba Global Claims Services)	First lien senior secured revolving loan	154	—
The Shade Store, LLC	First lien senior secured revolving loan	909	—
THG Acquisition, LLC (dba Hilb)	First lien senior secured delayed draw term loan	—	36,302
THG Acquisition, LLC (dba Hilb)	First lien senior secured revolving loan	8,608	8,608
Thunder Purchaser, Inc. (dba Vector Solutions)	First lien senior secured delayed draw term loan	10,965	—
Thunder Purchaser, Inc. (dba Vector Solutions)	First lien senior secured revolving loan	3,838	—
Trader Interactive, LLC (fka Dominion Web Solutions, LLC)	First lien senior secured revolving loan	—	4,471
Troon Golf, L.L.C.	First lien senior secured revolving loan	21,621	14,426
TSB Purchaser, Inc. (dba Teaching Strategies, Inc.)	First lien senior secured revolving loan	—	4,239
Ultimate Baked Goods Midco, LLC	First lien senior secured revolving loan	4,724	4,638
USRP Holdings, Inc. (dba U.S. Retirement and Benefits Partners)	First lien senior secured revolving loan	4,168	—
Valence Surface Technologies LLC	First lien senior secured delayed draw term loan	—	6,000
Valence Surface Technologies LLC	First lien senior secured revolving loan	49	10,000
Velocity HoldCo III Inc. (dba VelocityEHS)	First lien senior secured revolving loan	1,340	—
When I Work, Inc.	First lien senior secured revolving loan	925	—
WU Holdco, Inc. (dba Weiman Products, LLC)	First lien senior secured delayed draw term loan	14,829	—
WU Holdco, Inc. (dba Weiman Products, LLC)	First lien senior secured revolving loan	13,444	10,739
Wingspire Capital Holdings LLC	LLC Interest	51,962	82,462
Total Unfunded Portfolio Company Commitments		$963,808	$880,626

We seek to carefully consider our unfunded portfolio company commitments for the purpose of planning our ongoing financial leverage. Further, we consider any outstanding unfunded portfolio company commitments we are required to fund within the 150% asset coverage limitation. As of December 31, 2021, we believed we had adequate financial resources to satisfy the unfunded portfolio company commitments.

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

On November 3, 2020, our Board approved a repurchase program under which we may repurchase up to $100 million of our outstanding common stock. Under the program, purchases may be made at management’s discretion from time to time in open-market transactions, in accordance with all applicable securities laws and regulations. Unless extended by the Board, the repurchase program will terminate 12-months from the date it was approved. On November 2, 2021, the Board approved an extension to the Repurchase Plan and, unless further extended by the Board, will terminate 12-months from that date. As of December 31, 2021, Goldman, Sachs & Co., as agent, has repurchased 186,150 shares of the Company’s common stock pursuant to the Repurchase Plan for approximately $2.6 million.

From time to time, we may become a party to certain legal proceedings incidental to the normal course of its business. At December 31, 2021, we were not aware of any material pending or threatened litigation that would require accounting recognition or financial statement disclosure.

Contractual Obligations

A summary of our contractual payment obligations under our credit facilities as of December 31, 2021, is as follows:

	Payments Due by Period
($ in millions)	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
Revolving Credit Facility	$892.3	$—	$—	892.3	—
SPV Asset Facility II	100.0	—	—	—	100.0
SPV Asset Facility III	190.0	—	190.0	—	—
SPV Asset Facility IV	155.0	—	—	—	155.0
CLO I	390.0	—	—	—	390.0
CLO II	260.0	—	—	—	260.0
CLO III	260.0	—	—	—	260.0
CLO IV	292.5	—	—	—	292.5
CLO V	196.0	—	—	—	196.0
CLO VI	260.0	—	—	—	260.0
2024 Notes	400.0	—	400.0	—	—
2025 Notes	425.0	—	—	425.0	—
July 2025 Notes	500.0	—	—	500.0	—
2026 Notes	500.0	—	—	500.0	—
July 2026 Notes	1,000.0	—	—	1,000.0	—
2027 Notes	500.0	—	—	—	500.0
2028 Notes	850.0	—	—	—	850.0
Total Contractual Obligations	$7,170.8	$—	$590.0	$3,317.3	$3,263.5

Related-Party Transactions

We have entered into a number of business relationships with affiliated or related parties, including the following:

•
the Investment Advisory Agreement;
•
the Administration Agreement; and
•
the License Agreement.

In addition to the aforementioned agreements, we, our Adviser and certain of our Adviser’s affiliates have been granted exemptive relief by the SEC to co-invest with other funds managed by the Adviser or its affiliates, in a manner consistent with our investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors. See “ITEM 8. – Consolidated Financial Statements and Supplementary Data – Note 3. Agreements and Related Party Transactions” for further details.

We invest through Wingspire and, together with Nationwide, through ORCC SLF, controlled affiliated investments as defined in the 1940 Act. See “ITEM 8. – Consolidated Financial Statements and Supplementary Data – Note 3. Agreements and Related Party Transactions” for further details.

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

Transfers between levels, if any, are recognized at the beginning of the period in which the transfer occurred. In addition to using the above inputs in investment valuations, we apply the valuation policy approved by our Board that is consistent with ASC 820. Consistent with the valuation policy, we evaluate the source of the inputs, including any markets in which our investments are trading (or any markets in which securities with similar attributes are trading), in determining fair value. When an investment is valued based on prices provided by reputable dealers or pricing services (that is, broker quotes), we subject those prices to various criteria in making the determination as to whether a particular investment would qualify for treatment as a Level 2 or Level 3 investment. For example, we, or the independent valuation firm(s), review pricing support provided by dealers or pricing services in order to determine if observable market information is being used, versus unobservable inputs.

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

We evaluate tax positions taken or expected to be taken in the course of preparing our consolidated financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions not deemed to meet the “more-likely-than-not” threshold are reserved and recorded as a tax benefit or expense in the current year. All penalties and interest associated with income taxes are included in income tax expense. Conclusions regarding tax positions are subject to review and may be adjusted at a later date based on factors including, but not limited to, on-going analyses of tax laws, regulations and interpretations thereof. There were no material uncertain tax positions through December 31, 2021. The 2018 through 2020 tax years remain subject to examination by the IRS, and generally years 2017 through 2020 remain subject to examination by state and local tax authorities.

Recent Developments

On January 24, 2022, Brian Finn notified Owl Rock Capital Corporation (the “Company”) of his intention to resign as a director of the Company, effective February 23, 2022. Mr. Finn has served on the Company’s Board of Directors (the “Board”) since 2016 and currently serves as a member of the Audit Committee, Nominating and Corporate Governance Committee and Compensation Committee of the Board. Mr. Finn’s decision to resign was based on a desire to pursue other opportunities and not the result of any disagreement relating to the Company’s operations, policies or practices. On February 23, 2022, the Board accepted Mr. Finn's resignation and voted to reduce the size of the Board from seven to six directors.

On February 23, 2022, the Board declared a distribution of $0.31 per share for shareholders of record on March 31, 2022 payable on or before May 13, 2022.

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

Substantially all of our assets and liabilities are financial in nature. As a result, changes in interest rates and other factors drive our performance more directly than does inflation. Changes in interest rates do not necessarily correlate with inflation rates or changes in inflation rates. As of December 31, 2021, 98.9% of our debt investments based on fair value were floating rates. Additionally, the weighted average LIBOR floor, based on fair value, of our debt investments was 0.9%.

Based on our Consolidated Statements of Assets and Liabilities as of December 31, 2021, the following table shows the annualized impact on net income of hypothetical base rate changes in interest rates on our debt investments (considering interest rate floors for floating rate instruments) assuming each floating rate investment is subject to 3-month LIBOR and there are no changes in our investment and borrowing structure:

($ in millions)	Interest Income	Interest Expense	Net Income
Up 300 basis points	$274.1	$114.2	$159.9
Up 200 basis points	$156.8	$76.1	$80.7
Up 100 basis points	$39.4	$38.1	$1.3
Up 50 basis points	$5.2	$19.0	$(13.8)
Down 25 basis points	$(1.3)	$(8.3)	$7.0

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

We have material contracts that are indexed to USD-LIBOR and are monitoring this activity, evaluating the related risks and our exposure, and adding alternative language to contracts, where necessary. Certain contracts have an orderly market transition already in process. However, it is not possible to predict the effect of any of these developments, and any future initiatives to regulate, reform or change the manner of administration of LIBOR could result in adverse consequences to the rate of interest payable and receivable on, market value of and market liquidity for LIBOR-based financial instruments.

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

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors

Owl Rock Capital Corporation:

Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting

We have audited the accompanying consolidated statements of assets and liabilities of Owl Rock Capital Corporation and subsidiaries (the Company), including the consolidated schedules of investments, as of December 31, 2021 and 2020, the related consolidated statements of operations, changes in net assets, and cash flows for each of the years in the three year period ended December 31, 2021 and the related notes (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations, changes in its net assets, and its cash flows for each of the years in the three year period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021 based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

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

Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Such procedures also included confirmation of securities owned as of December 31, 2021 and 2020, by correspondence with custodians, portfolio companies, agents, or by other appropriate auditing procedures. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

Fair value of investments

As discussed in Notes 2 and 5 to the consolidated financial statements, substantially all of the Company’s investments are not publicly traded and there is no readily determinable market value. As a result, the Company measures substantially all of its investments using unobservable inputs and assumptions. As of December 31, 2021, total investments at fair value was $12,742 million.

We identified the evaluation of the fair value of investments that are not publicly traded and have no readily determinable market value as a critical audit matter. Evaluation of the Company’s valuation assumptions involved a high degree of auditor judgment. Specifically, subjective auditor judgment was required to evaluate market yields for investments with similar terms and risk profiles used in yield analyses for debt and other interest-bearing investments and comparable financial performance multiples used in determining enterprise values. Changes in these assumptions could have a significant impact on the fair value of investments.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the valuation of investments process. This included controls related to the development of the market yield and financial performance multiple assumptions used in the Company’s valuations. We evaluated the Company’s ability to estimate fair value by comparing a selection of prior period fair values to the prices of transactions occurring subsequent to the prior period valuation date. For a selection of investments, we compared data used by the Company in developing such assumptions to relevant underlying documentation, including portfolio company financial information. We involved valuation professionals with specialized skills and knowledge who, for a selection of the Company’s investments, assisted by developing an estimate of fair value using independent market yields and financial performance multiples that were developed using relevant market and portfolio company financial information and comparing such estimates to the fair values recorded by the Company for the respective investments.

/s/ KPMG LLP

We have served as the Company’s auditor since 2016.

New York, New York

February 23, 2022

Owl Rock Capital Corporation

Consolidated Statements of Assets and Liabilities

(Amounts in thousands, except share and per share amounts)

	December 31, 2021	December 31, 2020
Assets
Investments at fair value
Non-controlled, non-affiliated investments (amortized cost of $12,073,126 and $10,653,613, respectively)	$12,124,860	$10,569,691
Controlled, affiliated investments (amortized cost of $575,427 and $275,105, respectively)	616,780	272,381
Total investments at fair value (amortized cost of $12,648,553 and $10,928,718, respectively)	12,741,640	10,842,072
Cash (restricted cash of $21,481 and $8,841, respectively)	431,442	347,917
Foreign cash (cost of $16,096 and $9,641, respectively)	15,703	9,994
Interest receivable	81,716	57,108
Receivable for investments sold	—	6,316
Receivable from a controlled affiliate	3,953	2,347
Prepaid expenses and other assets	23,716	38,603
Total Assets	$13,298,170	$11,304,357
Liabilities
Debt (net of unamortized debt issuance costs of $110,239 and $91,085, respectively)	$7,079,326	$5,292,722
Distribution payable	122,068	152,087
Management fee payable	46,770	35,936
Incentive fee payable	29,242	19,070
Payables to affiliates	5,802	6,527
Accrued expenses and other liabilities	77,085	51,581
Total Liabilities	7,360,293	5,557,923
Commitments and contingencies (Note 7)
Net Assets
Common shares $0.01 par value, 500,000,000 shares authorized; 393,766,855 and 389,966,688 shares issued and outstanding, respectively	3,938	3,900
Additional paid-in-capital	5,990,360	5,940,979
Total distributable earnings (losses)	(56,421)	(198,445)
Total Net Assets	5,937,877	5,746,434
Total Liabilities and Net Assets	$13,298,170	$11,304,357
Net Asset Value Per Share	$15.08	$14.74

The accompanying notes are an integral part of these consolidated financial statements.

Owl Rock Capital Corporation

Consolidated Statements of Operations

(Amounts in thousands, except share and per share amounts)

	For the Years Ended December 31,
	2021	2020	2019
Investment Income
Investment income from non-controlled, non-affiliated investments:
Interest income	$887,753	$732,309	$674,949
Payment-in-kind interest income	53,185	36,408	16,905
Dividend income	28,052	10,409	—
Other income	25,845	14,736	16,119
Total investment income from non-controlled, non-affiliated investments	994,835	793,862	707,973
Investment income from controlled, affiliated investments:
Interest income	5,531	327	—
Dividend income	20,394	9,063	10,046
Other Income	643	35	—
Total investment income from controlled, affiliated investments	26,568	9,425	10,046
Total Investment Income	1,021,403	803,287	718,019
Expenses
Interest expense	219,132	152,939	136,445
Management fee	178,472	144,448	89,947
Performance based incentive fees	103,968	93,892	45,114
Professional fees	15,071	14,654	10,029
Directors' fees	1,021	849	623
Other general and administrative	9,593	7,936	8,374
Total Operating Expenses	527,257	414,718	290,532
Management and incentive fees waived (Note 3)	—	(130,906)	(73,403)
Net Operating Expenses	527,257	283,812	217,129
Net Investment Income (Loss) Before Taxes	494,146	519,475	500,890
Income tax expense (benefit), including excise tax expense (benefit)	4,009	2,019	1,984
Net Investment Income (Loss) After Taxes	$490,137	$517,456	$498,906
Net Realized and Change in Unrealized Gain (Loss)
Net change in unrealized gain (loss):
Non-controlled, non-affiliated investments	$148,300	$(75,039)	$(7,235)
Income tax (provision) benefit	(8,604)	(3,686)	—
Controlled affiliated investments	44,081	(1,913)	3,705
Translation of assets and liabilities in foreign currencies	(3,953)	4,634	(222)
Total Net Change in Unrealized Gain (Loss)	179,824	(76,004)	(3,752)
Net realized gain (loss):
Non-controlled, non-affiliated investments	(46,332)	(51,376)	2,633
Foreign currency transactions	1,253	(2,336)	214
Total Net Realized Gain (Loss)	(45,079)	(53,712)	2,847
Total Net Realized and Change in Unrealized Gain (Loss)	134,745	(129,716)	(905)
Net Increase (Decrease) in Net Assets Resulting from Operations	$624,882	$387,740	$498,001
Earnings Per Share - Basic and Diluted	$1.59	$1.00	$1.53
Weighted Average Shares Outstanding - Basic and Diluted	392,297,907	388,645,561	324,630,279

The accompanying notes are an integral part of these consolidated financial statements.

Owl Rock Capital Corporation

Consolidated Schedule of Investments

As of December 31, 2021

(Amounts in thousands, except share amounts)

Company(1)(4)(7)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(2)(3)	Fair Value	Percentage of Net Assets
Non-controlled/non-affiliated portfolio company investments
Debt Investments
Advertising and media
Global Music Rights, LLC(9)(12)(25)	First lien senior secured loan	L + 5.75%	8/28/2028	7,500	7,356	7,350	0.1%
Global Music Rights, LLC(9)(21)(22)(25)	First lien senior secured revolving loan	L + 5.75%	8/27/2027	—	(13)	(13)	—%
				7,500	7,343	7,337	0.1%
Aerospace and defense
Aviation Solutions Midco, LLC (dba STS Aviation)(9)(12)(25)	First lien senior secured loan	L + 7.25%	1/3/2025	214,643	212,314	202,838	3.4%
Peraton Corp.(9)(10)(25)	Second lien senior secured loan	L + 7.75%	2/1/2029	47,500	46,840	47,263	0.8%
Valence Surface Technologies LLC(9)(13)(25)	First lien senior secured loan	L + 6.75% (incl. 1.00% PIK)	6/28/2025	121,823	120,674	110,249	1.9%
Valence Surface Technologies LLC(9)(12)(21)(25)	First lien senior secured revolving loan	L + 6.75% (incl. 1.00% PIK)	6/28/2025	9,984	9,897	9,031	0.2%
				393,950	389,725	369,381	6.3%
Buildings and real estate
Associations, Inc.(9)(12)(25)	First lien senior secured loan	L + 6.50% (incl. 2.50% PIK)	7/2/2027	452,630	448,461	448,102	7.5%
Associations, Inc.(9)(21)(22)(25)	First lien senior secured revolving loan	L + 6.50%	7/2/2027	—	(302)	(329)	—%
Dodge Data & Analytics LLC(9)(12)(25)	First lien senior secured loan	L + 7.50%	4/14/2026	32,561	31,987	33,538	0.6%
Dodge Data & Analytics LLC(9)(21)(22)(25)	First lien senior secured revolving loan	L + 7.50%	4/14/2026	—	(32)	-	—%
REALPAGE, INC.(9)(10)(25)	Second lien senior secured loan	L + 6.50%	4/23/2029	34,500	34,017	34,897	0.6%
Reef Global Acquisition LLC (fka Cheese Acquisition, LLC)(9)(13)(25)	First lien senior secured loan	L + 6.00% (incl. 1.25% PIK)	11/28/2024	134,585	133,921	128,528	2.2%
Imperial Parking Canada(9)(16)(25)	First lien senior secured loan	C + 6.00% (incl. 1.25% PIK)	11/28/2024	27,966	26,705	26,707	0.4%
Reef Global Acquisition LLC (fka Cheese Acquisition, LLC)(9)(10)(21)(25)	First lien senior secured revolving loan	L + 4.75%	11/28/2023	10,987	10,982	10,251	0.2%
				693,229	685,739	681,694	11.5%

Owl Rock Capital Corporation

Consolidated Schedule of Investments

As of December 31, 2021

(Amounts in thousands, except share amounts)

Company(1)(4)(7)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(2)(3)	Fair Value	Percentage of Net Assets
Business services
Access CIG, LLC(9)(10)(25)	Second lien senior secured loan	L + 7.75%	2/27/2026	58,760	58,343	58,466	1.0%
CIBT Global, Inc.(9)(12)(25)(28)	First lien senior secured loan	L + 5.25% (incl. 4.25% PIK)	6/3/2024	856	629	531	—%
CIBT Global, Inc.(9)(14)(25)(28)	Second lien senior secured loan	L + 7.75% (incl. 6.75% PIK)	12/1/2025	63,678	26,745	15,919	0.3%
Denali BuyerCo, LLC (dba Summit Companies)(9)(12)(25)	First lien senior secured loan	L + 6.00%	9/15/2028	51,393	50,665	50,879	0.9%
Denali BuyerCo, LLC (dba Summit Companies)(9)(12)(21)(23)(25)	First lien senior secured delayed draw term loan	L + 6.00%	9/15/2023	2,003	1,927	1,983	—%
Denali BuyerCo, LLC (dba Summit Companies)(9)(21)(22)(25)	First lien senior secured revolving loan	L + 6.00%	9/15/2027	—	(34)	(36)	—%
Diamondback Acquisition, Inc. (dba Sphera)(9)(10)(25)	First lien senior secured loan	L + 5.50%	9/13/2028	5,407	5,302	5,298	0.1%
Diamondback Acquisition, Inc. (dba Sphera)(9)(21)(22)(23)(25)	First lien senior secured delayed draw term loan	L + 5.50%	9/13/2023	—	(10)	(11)	—%
Entertainment Benefits Group, LLC(9)(11)(25)	First lien senior secured loan	L + 8.25% (incl. 2.50% PIK)	9/30/2025	83,600	82,795	79,838	1.3%
Entertainment Benefits Group, LLC(9)(21)(22)(25)	First lien senior secured revolving loan	L + 8.25% (incl. 2.50% PIK)	9/30/2024	—	(91)	(504)	—%
Gainsight, Inc.(9)(12)(25)	First lien senior secured loan	L + 6.75% PIK	7/30/2027	19,547	19,231	19,254	0.3%
Gainsight, Inc.(9)(21)(22)(25)	First lien senior secured revolving loan	L + 6.00%	7/30/2027	—	(55)	(50)	—%
Hercules Borrower, LLC (dba The Vincit Group)(9)(12)(25)	First lien senior secured loan	L + 6.50%	12/15/2026	178,693	176,397	178,693	3.0%
Hercules Borrower, LLC (dba The Vincit Group)(9)(21)(22)(25)	First lien senior secured revolving loan	L + 6.50%	12/15/2026	—	(259)	—	—%
Hercules Buyer, LLC (dba The Vincit Group)(20)(25)(31)	Unsecured notes	0.48% PIK	12/14/2029	5,135	5,135	5,135	0.1%
KPSKY Acquisition, Inc. (dba BluSky)(9)(10)(25)	First lien senior secured loan	L + 5.50%	10/19/2028	4,476	4,389	4,386	0.1%
KPSKY Acquisition, Inc. (dba BluSky)(9)(15)(21)(23)(25)	First lien senior secured delayed draw term loan	P + 4.50%	10/19/2023	256	248	248	—%
				473,804	431,357	420,029	7.1%

Owl Rock Capital Corporation

Consolidated Schedule of Investments

As of December 31, 2021

(Amounts in thousands, except share amounts)

Company(1)(4)(7)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(2)(3)	Fair Value	Percentage of Net Assets
Chemicals
Aruba Investments Holdings LLC (dba Angus Chemical Company)(9)(13)(25)	Second lien senior secured loan	L + 7.75%	11/24/2028	10,000	9,867	10,000	0.2%
Douglas Products and Packaging Company LLC(9)(12)(25)	First lien senior secured loan	L + 5.75%	10/19/2022	106,179	105,952	105,117	1.8%
Douglas Products and Packaging Company LLC(9)(15)(21)(25)	First lien senior secured revolving loan	P + 4.75%	10/19/2022	5,147	5,135	5,056	0.1%
Gaylord Chemical Company, L.L.C.(9)(12)(25)	First lien senior secured loan	L + 6.50%	3/30/2027	152,645	151,277	151,882	2.6%
Gaylord Chemical Company, L.L.C.(9)(21)(22)(25)	First lien senior secured revolving loan	L + 6.50%	3/30/2026	—	(112)	(66)	—%
Velocity HoldCo III Inc. (dba VelocityEHS)(9)(12)(25)	First lien senior secured loan	L + 5.75%	4/22/2027	22,215	21,763	21,771	0.4%
Velocity HoldCo III Inc. (dba VelocityEHS)(9)(21)(22)(25)	First lien senior secured revolving loan	L + 5.75%	4/22/2026	—	(26)	(27)	—%
				296,186	293,856	293,733	5.1%
Consumer products
ConAir Holdings LLC(9)(12)(25)	Second lien senior secured loan	L + 7.50%	5/17/2029	187,500	186,174	187,500	3.2%
Feradyne Outdoors, LLC(9)(12)(25)	First lien senior secured loan	L + 6.25%	5/25/2023	86,956	86,671	86,956	1.5%
Lignetics Investment Corp.(9)(12)(25)	First lien senior secured loan	L + 6.00%	11/1/2027	31,373	30,989	30,980	0.5%
Lignetics Investment Corp.(9)(21)(22)(23)(25)	First lien senior secured delayed draw term loan	L + 6.00%	11/1/2023	—	(48)	(49)	—%
Lignetics Investment Corp.(9)(12)(21)(25)	First lien senior secured revolving loan	L + 6.00%	11/2/2026	784	727	725	—%
WU Holdco, Inc. (dba Weiman Products, LLC)(9)(12)(25)	First lien senior secured loan	L + 5.50%	3/26/2026	190,078	187,304	190,078	3.2%
WU Holdco, Inc. (dba Weiman Products, LLC)(9)(21)(22)(23)(25)	First lien senior secured delayed draw term loan	L + 5.50%	5/21/2022	—	(129)	—	—%
WU Holdco, Inc. (dba Weiman Products, LLC)(9)(12)(21)(25)	First lien senior secured revolving loan	L + 5.50%	3/26/2025	5,762	5,529	5,762	0.1%
				502,453	497,217	501,952	8.5%

Owl Rock Capital Corporation

Consolidated Schedule of Investments

As of December 31, 2021

(Amounts in thousands, except share amounts)

Company(1)(4)(7)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(2)(3)	Fair Value	Percentage of Net Assets
Containers and packaging
Ascend Buyer, LLC (dba PPC Flexible Packaging)(9)(12)(25)	First lien senior secured loan	L + 5.75%	10/2/2028	5,554	5,500	5,498	0.1%
Ascend Buyer, LLC (dba PPC Flexible Packaging)(9)(12)(21)(25)	First lien senior secured revolving loan	L + 5.75%	9/30/2027	94	89	88	—%
Fortis Solutions Group, LLC(9)(12)(25)	First lien senior secured loan	L + 5.50%	10/13/2028	3,324	3,259	3,257	0.1%
Fortis Solutions Group, LLC(9)(21)(22)(23)(25)	First lien senior secured delayed draw term loan	L + 5.50%	10/13/2023	—	(13)	(13)	—%
Fortis Solutions Group, LLC(9)(21)(22)(25)	First lien senior secured revolving loan	L + 5.50%	10/15/2027	—	(9)	(9)	—%
Pregis Topco LLC(9)(12)(25)	Second lien senior secured loan	L + 6.95%	8/1/2029	160,000	157,467	160,000	2.7%
				168,972	166,293	168,821	2.9%
Distribution
ABB/Con-cise Optical Group LLC(9)(10)	First lien senior secured loan	L + 5.00%	6/15/2023	74,831	74,484	74,456	1.3%
ABB/Con-cise Optical Group LLC(9)(10)	Second lien senior secured loan	L + 9.00%	6/17/2024	25,000	24,705	24,875	0.4%
Aramsco, Inc.(9)(10)(25)	First lien senior secured loan	L + 5.25%	8/28/2024	55,899	55,224	55,899	0.9%
Aramsco, Inc.(9)(21)(22)(25)	First lien senior secured revolving loan	L + 5.25%	8/28/2024	—	(93)	—	—%
Endries Acquisition, Inc.(9)(12)(25)	First lien senior secured loan	L + 6.25%	12/10/2025	200,163	197,994	200,163	3.4%
Individual Foodservice Holdings, LLC(9)(12)(25)	First lien senior secured loan	L + 6.25%	11/21/2025	140,861	138,813	140,156	2.4%
Individual Foodservice Holdings, LLC(9)(13)(21)(23)(25)	First lien senior secured delayed draw term loan	L + 6.25%	6/30/2022	28,084	27,594	27,909	0.5%
Individual Foodservice Holdings, LLC(9)(10)(21)(25)	First lien senior secured revolving loan	L + 6.25%	11/22/2024	959	690	851	—%
Offen, Inc.(9)(10)(25)	First lien senior secured loan	L + 5.00%	6/22/2026	19,582	19,450	19,582	0.3%
				545,379	538,861	543,891	9.2%

Owl Rock Capital Corporation

Consolidated Schedule of Investments

As of December 31, 2021

(Amounts in thousands, except share amounts)

Company(1)(4)(7)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(2)(3)	Fair Value	Percentage of Net Assets
Education
Learning Care Group (US) No. 2 Inc.(9)(12)(25)	Second lien senior secured loan	L + 7.50%	3/13/2026	26,967	26,663	26,293	0.4%
Pluralsight, LLC(9)(13)(25)	First lien senior secured loan	L + 8.00%	4/6/2027	99,450	98,526	98,455	1.7%
Pluralsight, LLC(9)(21)(22)(25)	First lien senior secured revolving loan	L + 8.00%	4/6/2027	—	(55)	(62)	—%
				126,417	125,134	124,686	2.1%
Financial services
AxiomSL Group, Inc.(9)(12)(25)	First lien senior secured loan	L + 6.00%	12/3/2027	202,775	200,614	201,254	3.4%
AxiomSL Group, Inc.(9)(21)(22)(23)(25)	First lien senior secured delayed draw term loan	L + 6.00%	7/21/2023	—	(39)	—	—%
AxiomSL Group, Inc.(9)(21)(22)(25)	First lien senior secured revolving loan	L + 6.00%	12/3/2025	—	(190)	(137)	—%
Blackhawk Network Holdings, Inc.(9)(10)(25)	Second lien senior secured loan	L + 7.00%	6/15/2026	106,400	105,763	106,400	1.8%
Blend Labs, Inc.(9)(12)(25)	First lien senior secured loan	L + 7.50%	7/1/2026	67,500	65,988	66,150	1.1%
Blend Labs, Inc.(9)(21)(22)(25)	First lien senior secured revolving loan	L + 7.50%	7/1/2026	—	(67)	(150)	—%
Hg Genesis 8 Sumoco Limited(9)(19)(25)(27)	Unsecured facility	S + 7.50% PIK	8/28/2025	47,207	46,102	47,207	0.8%
Hg Saturn Luchaco Limited(9)(19)(25)(27)	Unsecured facility	S + 7.50% PIK	3/30/2026	133,862	135,510	132,523	2.2%
Muine Gall, LLC(8)(9)(13)(25)(27)	First lien senior secured loan	L + 7.00% PIK	9/20/2024	239,896	240,229	239,896	4.0%
NMI Acquisitionco, Inc. (dba Network Merchants)(9)(10)(25)	First lien senior secured loan	L + 5.75%	9/8/2025	25,313	25,158	25,148	0.4%
NMI Acquisitionco, Inc. (dba Network Merchants)(9)(10)(21)(23)(25)	First lien senior secured delayed draw term loan	L + 5.75%	10/2/2023	4,978	4,877	4,945	0.1%
NMI Acquisitionco, Inc. (dba Network Merchants)(9)(21)(22)(25)	First lien senior secured revolving loan	L + 5.75%	9/8/2025	—	(18)	(11)	—%
				827,931	823,927	823,225	13.8%

Owl Rock Capital Corporation

Consolidated Schedule of Investments

As of December 31, 2021

(Amounts in thousands, except share amounts)

Company(1)(4)(7)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(2)(3)	Fair Value	Percentage of Net Assets
Food and beverage
Balrog Acquisition, Inc. (dba BakeMark)(9)(13)(25)	Second lien senior secured loan	L + 7.00%	9/3/2029	22,000	21,821	21,815	0.4%
BP Veraison Buyer, LLC (dba Sun World)(9)(11)(25)	First lien senior secured loan	L + 5.75%	5/12/2027	69,381	68,596	68,687	1.2%
BP Veraison Buyer, LLC (dba Sun World)(9)(21)(22)(23)(25)	First lien senior secured delayed draw term loan	L + 5.75%	5/12/2023	—	(32)	—	—%
BP Veraison Buyer, LLC (dba Sun World)(9)(21)(22)(25)	First lien senior secured revolving loan	L + 5.75%	5/12/2027	—	(97)	(87)	—%
H-Food Holdings, LLC(9)(10)(25)	Second lien senior secured loan	L + 7.00%	3/2/2026	121,800	119,919	121,800	2.1%
Hometown Food Company(9)(10)(25)	First lien senior secured loan	L + 5.00%	8/31/2023	15,947	15,830	15,787	0.3%
Hometown Food Company(9)(21)(22)(25)	First lien senior secured revolving loan	L + 5.00%	8/31/2023	—	(28)	(42)	—%
Nellson Nutraceutical, LLC(9)(12)(25)	First lien senior secured loan	L + 5.25%	12/23/2023	27,280	26,586	26,735	0.5%
Nutraceutical International Corporation(9)(10)(25)	First lien senior secured loan	L + 7.00%	9/30/2026	211,824	209,206	207,587	3.5%
Nutraceutical International Corporation(9)(10)(25)	First lien senior secured revolving loan	L + 7.00%	9/30/2025	13,578	13,426	13,307	0.2%
Recipe Acquisition Corp. (dba Roland Corporation)(9)(12)	Second lien senior secured loan	L + 9.00%	12/1/2022	32,000	31,881	30,080	0.5%
Sara Lee Frozen Bakery, LLC (fka KSLB Holdings, LLC)(9)(10)(25)	First lien senior secured loan	L + 4.50%	7/30/2025	43,860	43,377	41,668	0.7%
Sara Lee Frozen Bakery, LLC (fka KSLB Holdings, LLC)(9)(15)(21)(22)(25)	First lien senior secured revolving loan	P + 3.50%	7/30/2023	300	236	(150)	—%
Shearer's Foods, LLC(9)(10)(25)	Second lien senior secured loan	L + 7.75%	9/22/2028	120,000	118,973	120,000	2.0%
Tall Tree Foods, Inc.(9)(10)	First lien senior secured loan	L + 7.25%	8/12/2022	39,684	39,609	40,477	0.7%
Ultimate Baked Goods Midco, LLC(9)(11)(25)	First lien senior secured loan	L + 6.25%	8/13/2027	82,053	80,108	80,003	1.3%
Ultimate Baked Goods Midco, LLC(9)(13)(21)(25)	First lien senior secured revolving loan	L + 6.25%	8/13/2027	5,222	4,989	4,973	0.1%
				804,929	794,400	792,640	13.5%

Owl Rock Capital Corporation

Consolidated Schedule of Investments

As of December 31, 2021

(Amounts in thousands, except share amounts)

Company(1)(4)(7)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(2)(3)	Fair Value	Percentage of Net Assets
Healthcare equipment and services
Medline Intermediate, LP(9)(21)(22)(25)	First lien senior secured revolving loan	L + 3.25%	10/21/2026	—	(155)	(162)	—%
Nelipak Holding Company(9)(12)(25)	First lien senior secured loan	L + 4.25%	7/2/2026	24,760	24,419	24,450	0.4%
Nelipak Holding Company(9)(12)(21)(25)	First lien senior secured revolving loan	L + 4.25%	7/2/2024	3,082	3,008	2,990	0.1%
Nelipak Holding Company(9)(21)(22)(25)	First lien senior secured revolving loan	E + 4.50%	7/2/2024	—	(261)	(94)	—%
Nelipak Holding Company(9)(12)(25)	Second lien senior secured loan	L + 8.25%	7/2/2027	67,006	66,237	66,336	1.1%
Nelipak Holding Company(9)(17)(25)	Second lien senior secured loan	E + 8.50%	7/2/2027	68,346	66,496	67,321	1.1%
Packaging Coordinators Midco, Inc.(9)(12)(25)	Second lien senior secured loan	L + 7.00%	11/30/2028	196,044	192,494	192,123	3.2%
Patriot Acquisition TopCo S.A.R.L (dba Corza Health, Inc.) (9)(12)(25)	First lien senior secured loan	L + 6.75%	1/31/2028	136,736	134,627	135,027	2.3%
Patriot Acquisition TopCo S.A.R.L (dba Corza Health, Inc.) (9)(21)(22)(25)	First lien senior secured revolving loan	L + 6.75%	1/29/2026	—	(229)	(169)	—%
				495,974	486,636	487,822	8.2%
Healthcare providers and services
KS Management Services, L.L.C.(9)(13)(25)	First lien senior secured loan	L + 4.25%	1/9/2026	122,500	121,420	122,500	2.1%
National Dentex Labs LLC (fka Barracuda Dental LLC)(9)(12)(25)	First lien senior secured loan	L + 7.00%	10/3/2025	70,723	69,731	70,192	1.2%
National Dentex Labs LLC (fka Barracuda Dental LLC)(9)(12)(21)(23)(25)	First lien senior secured delayed draw term loan	L + 7.00%	3/31/2022	35,582	35,166	35,315	0.6%
National Dentex Labs LLC (fka Barracuda Dental LLC)(9)(12)(21)(25)	First lien senior secured revolving loan	L + 7.00%	10/3/2025	3,044	2,853	2,974	0.1%
OB Hospitalist Group, Inc.(9)(12)(25)	First lien senior secured loan	L + 5.50%	9/27/2027	116,855	114,603	114,518	1.9%
OB Hospitalist Group, Inc.(9)(10)(21)(25)	First lien senior secured revolving loan	L + 5.50%	9/27/2027	1,616	1,326	1,313	—%
Ex Vivo Parent Inc. (dba OB Hospitalist)(9)(12)(25)	First lien senior secured loan	L + 9.50% PIK	9/27/2028	57,810	56,685	56,654	1.0%
Phoenix Newco, Inc. (dba Parexel)(9)(10)(25)	Second lien senior secured loan	L + 6.50%	11/15/2029	190,000	188,123	188,100	3.2%
Premier Imaging, LLC (dba LucidHealth)(9)(10)(25)	First lien senior secured loan	L + 5.25%	1/2/2025	42,998	42,517	42,675	0.7%
Quva Pharma, Inc.(9)(12)(25)	First lien senior secured loan	L + 5.50%	4/12/2028	39,900	38,802	38,803	0.7%
Quva Pharma, Inc.(9)(21)(22)(25)	First lien senior secured revolving loan	L + 5.50%	4/10/2026	—	(103)	(110)	—%

Owl Rock Capital Corporation

Consolidated Schedule of Investments

As of December 31, 2021

(Amounts in thousands, except share amounts)

Company(1)(4)(7)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(2)(3)	Fair Value	Percentage of Net Assets
Refresh Parent Holdings, Inc.(9)(12)(25)	First lien senior secured loan	L + 6.50%	12/9/2026	88,973	87,832	88,306	1.5%
Refresh Parent Holdings, Inc.(9)(12)(21)(23)(25)	First lien senior secured delayed draw term loan	L + 6.50%	6/9/2022	28,463	28,098	28,243	0.5%
Refresh Parent Holdings, Inc.(9)(12)(21)(25)	First lien senior secured revolving loan	L + 6.50%	12/9/2026	3,879	3,746	3,799	0.1%
TC Holdings, LLC (dba TrialCard)(9)(12)(25)	First lien senior secured loan	L + 4.50%	11/14/2023	73,081	72,560	73,081	1.2%
TC Holdings, LLC (dba TrialCard)(9)(21)(22)(25)	First lien senior secured revolving loan	L + 4.50%	11/14/2022	—	(27)	—	—%
				875,424	863,332	866,363	14.8%
Healthcare technology
BCPE Osprey Buyer, Inc. (dba PartsSource)(9)(13)(25)	First lien senior secured loan	L + 5.75%	8/23/2028	114,052	112,307	112,227	1.9%
BCPE Osprey Buyer, Inc. (dba PartsSource)(9)(21)(22)(23)(25)	First lien senior secured delayed draw term loan	L + 5.75%	8/23/2023	—	(269)	(133)	—%
BCPE Osprey Buyer, Inc. (dba PartsSource)(9)(21)(22)(25)	First lien senior secured revolving loan	L + 5.75%	8/21/2026	—	(190)	(190)	—%
Bracket Intermediate Holding Corp.(9)(12)(25)	First lien senior secured loan	L + 4.25%	9/5/2025	516	487	514	—%
Bracket Intermediate Holding Corp.(9)(12)(25)	Second lien senior secured loan	L + 8.13%	9/7/2026	26,250	25,896	26,119	0.4%
GI Ranger Intermediate, LLC (dba Rectangle Health)(9)(12)(25)	First lien senior secured loan	L + 6.00%	10/30/2028	4,017	3,938	3,937	0.1%
GI Ranger Intermediate, LLC (dba Rectangle Health)(9)(21)(22)(23)(25)	First lien senior secured delayed draw term loan	L + 6.00%	10/30/2023	—	(6)	(6)	—%
GI Ranger Intermediate, LLC (dba Rectangle Health)(9)(21)(22)(25)	First lien senior secured revolving loan	L + 6.00%	10/29/2027	—	(7)	(7)	—%
Inovalon Holdings, Inc.(9)(12)(25)	First lien senior secured loan	L + 5.75%	11/24/2028	177,727	173,336	173,283	2.9%
Inovalon Holdings, Inc.(9)(21)(22)(23)(25)	First lien senior secured delayed draw term loan	L + 5.75%	5/24/2024	—	(234)	(237)	—%
Inovalon Holdings, Inc.(9)(12)(25)	Second lien senior secured loan	L + 10.50% PIK	11/24/2033	84,661	82,975	82,967	1.4%
Intelerad Medical Systems Incorporated (fka 11849573 Canada Inc.)(9)(12)(25)(27)	First lien senior secured loan	L + 6.25%	8/21/2026	115,684	114,517	115,395	1.9%
Intelerad Medical Systems Incorporated (fka 11849573 Canada Inc.)(9)(12)(21)(25)(27)	First lien senior secured revolving loan	L + 6.25%	8/21/2026	2,983	2,944	2,972	0.1%

Owl Rock Capital Corporation

Consolidated Schedule of Investments

As of December 31, 2021

(Amounts in thousands, except share amounts)

Company(1)(4)(7)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(2)(3)	Fair Value	Percentage of Net Assets
Interoperability Bidco, Inc.(9)(13)(25)	First lien senior secured loan	L + 5.75%	6/25/2026	75,270	74,616	75,270	1.3%
Interoperability Bidco, Inc.(9)(21)(22)(25)	First lien senior secured revolving loan	L + 5.75%	6/25/2024	—	(25)	-	—%
				601,160	590,285	592,111	10.0%
Household products
HGH Purchaser, Inc. (dba Horizon Services)(9)(12)(25)	First lien senior secured loan	L + 5.75%	11/3/2025	108,230	106,916	107,418	1.8%
HGH Purchaser, Inc. (dba Horizon Services)(9)(11)(21)(23)(25)	First lien senior secured delayed draw term loan	L + 5.75%	2/10/2023	33,699	33,376	33,429	0.6%
HGH Purchaser, Inc. (dba Horizon Services)(9)(12)(21)(25)	First lien senior secured revolving loan	L + 5.75%	11/3/2025	2,689	2,596	2,616	—%
Walker Edison Furniture Company LLC(9)(12)(25)	First lien senior secured loan	L + 8.75% (incl. 3.00% PIK)	3/31/2027	84,258	84,258	80,047	1.3%
				228,876	227,146	223,510	3.7%
Human resource support services
Cornerstone OnDemand, Inc.(9)(13)(25)	Second lien senior secured loan	L + 6.50%	10/15/2029	115,833	114,128	114,096	1.9%
IG Investments Holdings, LLC (dba Insight Global)(9)(12)(25)	First lien senior secured loan	L + 6.00%	9/22/2028	50,898	49,915	50,008	0.8%
IG Investments Holdings, LLC (dba Insight Global)(9)(12)(21)(25)	First lien senior secured revolving loan	L + 6.00%	9/22/2027	1,987	1,911	1,917	—%
				168,718	165,954	166,021	2.7%
Infrastructure and environmental services
FR Arsenal Holdings II Corp. (dba Applied-Cleveland Holdings, Inc.)(9)(13)	First lien senior secured loan	L + 7.50%	9/8/2022	118,253	118,545	112,932	1.9%
LineStar Integrity Services LLC(9)(13)(25)	First lien senior secured loan	L + 7.25%	2/12/2024	82,714	82,413	72,788	1.2%
				200,967	200,958	185,720	3.1%

Owl Rock Capital Corporation

Consolidated Schedule of Investments

As of December 31, 2021

(Amounts in thousands, except share amounts)

Company(1)(4)(7)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(2)(3)	Fair Value	Percentage of Net Assets
Insurance
Alera Group, Inc.(9)(10)(25)	First lien senior secured loan	L + 5.50%	10/2/2028	43,036	42,097	42,068	0.7%
Alera Group, Inc.(9)(10)(21)(23)(25)	First lien senior secured delayed draw term loan	L + 5.50%	10/2/2023	11,825	11,560	11,554	0.2%
Ardonagh Midco 3 PLC(9)(13)(25)(27)	First lien senior secured USD delayed draw term loan	L + 5.50%	7/14/2026	26,784	26,269	26,784	0.5%
Ardonagh Midco 3 PLC(9)(18)(25)(27)	First lien senior secured loan	E + 6.75%	7/14/2026	10,388	10,013	10,388	0.2%
Ardonagh Midco 3 PLC(9)(19)(25)(27)	First lien senior secured GBP term loan	S + 6.75%	7/14/2026	117,374	106,703	117,374	2.0%
Ardonagh Midco 3 PLC(9)(21)(23)(25)(27)	First lien senior secured GBP delayed draw term loan	L + 5.50%	8/19/2023	—	—	—	—%
Ardonagh Midco 2 PLC(20)(25)(27)	Unsecured notes	12.75% PIK	1/15/2027	10,527	10,451	11,620	0.2%
Brightway Holdings, LLC(9)(12)(25)	First lien senior secured loan	L + 6.50%	12/16/2027	26,842	26,509	26,507	0.4%
Brightway Holdings, LLC(9)(21)(22)	First lien senior secured revolving loan	L + 6.50%	12/16/2027	—	(39)	(39)	—%
Evolution BuyerCo, Inc. (dba SIAA)(9)(12)(25)	First lien senior secured loan	L + 6.25%	4/28/2028	143,150	141,253	141,360	2.4%
Evolution BuyerCo, Inc. (dba SIAA)(9)(21)(22)(25)	First lien senior secured revolving loan	L + 6.25%	4/30/2027	—	(135)	(134)	—%
Integrity Marketing Acquisition, LLC(9)(13)(25)	First lien senior secured loan	L + 5.75%	8/27/2025	218,876	216,446	218,876	3.7%
Integrity Marketing Acquisition, LLC(9)(21)(22)(25)	First lien senior secured revolving loan	L + 5.75%	8/27/2025	—	(135)	-	—%
Norvax, LLC (dba GoHealth)(9)(12)(25)	First lien senior secured loan	L + 6.50%	9/15/2025	77,376	75,139	77,763	1.3%
Norvax, LLC (dba GoHealth)(9)(10)(21)(25)	First lien senior secured revolving loan	L + 6.50%	9/13/2024	9,511	9,412	9,511	0.2%
Peter C. Foy & Associates Insurance Services, LLC (dba PCF Insurance Services)(9)(12)(25)	First lien senior secured loan	L + 6.00%	11/1/2028	108,430	107,368	107,347	1.8%
Peter C. Foy & Associates Insurance Services, LLC (dba PCF Insurance Services)(9)(13)(21)(23)(25)	First lien senior secured delayed draw term loan	L + 6.00%	5/1/2023	19,143	18,953	18,952	0.3%
Peter C. Foy & Associates Insurance Services, LLC (dba PCF Insurance Services)(9)(21)(22)(25)	First lien senior secured revolving loan	L + 6.00%	11/1/2027	—	(60)	(62)	—%
PCF Midco II, LLC (dba PCF Insurance Services)(20)(25)	First lien senior secured loan	9.00% PIK	10/31/2031	118,693	107,530	107,418	1.8%
TEMPO BUYER CORP. (dba Global Claims Services)(9)(12)(25)	First lien senior secured loan	L + 5.50%	8/28/2028	1,089	1,068	1,067	—%
TEMPO BUYER CORP. (dba Global Claims Services)(9)(21)(22)(23)(25)	First lien senior secured delayed draw term loan	L + 5.50%	8/26/2023	—	(3)	(3)	—%
TEMPO BUYER CORP. (dba Global Claims Services)(9)(21)(22)(25)	First lien senior secured revolving loan	L + 5.50%	8/28/2028	—	(3)	(3)	—%

Owl Rock Capital Corporation

Consolidated Schedule of Investments

As of December 31, 2021

(Amounts in thousands, except share amounts)

Company(1)(4)(7)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(2)(3)	Fair Value	Percentage of Net Assets
THG Acquisition, LLC (dba Hilb)(9)(12)(25)	First lien senior secured loan	L + 5.75%	12/2/2026	75,513	74,093	74,569	1.3%
THG Acquisition, LLC (dba Hilb)(9)(21)(22)(25)	First lien senior secured revolving loan	L + 5.75%	12/2/2025	—	(151)	(107)	—%
USRP Holdings, Inc. (dba U.S. Retirement and Benefits Partners)(9)(12)(25)	First lien senior secured loan	L + 5.50%	7/23/2027	39,087	38,349	38,306	0.6%
USRP Holdings, Inc. (dba U.S. Retirement and Benefits Partners)(9)(12)(21)(22)(25)	First lien senior secured revolving loan	L + 5.50%	7/23/2027	71	(8)	(14)	—%
KUSRP Intermediate, Inc. (dba U.S. Retirement and Benefits Partners)(9)(12)(25)	First lien senior secured loan	9.50% PIK	7/24/2028	31,237	30,655	30,612	0.5%
				1,088,952	1,053,334	1,071,714	18.1%
Internet software and services
3ES Innovation Inc. (dba Aucerna)(9)(12)(25)(27)	First lien senior secured loan	L + 6.75%	5/13/2025	61,259	60,718	60,340	1.0%
3ES Innovation Inc. (dba Aucerna)(9)(21)(22)(25)(27)	First lien senior secured revolving loan	L + 6.75%	5/13/2025	—	(27)	(58)	—%
Accela, Inc.(9)(10)	First lien senior secured loan	L + 7.50% (incl. 4.25% PIK)	9/30/2024	23,990	23,818	23,990	0.4%
Accela, Inc.(9)(21)	First lien senior secured revolving loan	L + 7.00%	9/30/2024	—	—	—	—%
Apptio, Inc.(9)(13)(25)	First lien senior secured loan	L + 7.25%	1/10/2025	50,916	50,179	50,916	0.9%
Apptio, Inc.(9)(12)(21)(25)	First lien senior secured revolving loan	L + 7.25%	1/10/2025	1,112	1,084	1,112	—%
Bayshore Intermediate #2, L.P. (dba Boomi)(9)(12)(25)	First lien senior secured loan	L + 7.75% PIK	10/2/2028	82,962	81,145	81,095	1.4%
Bayshore Intermediate #2, L.P. (dba Boomi)(9)(21)(22)(25)	First lien senior secured revolving loan	L + 6.75%	10/1/2027	—	(149)	(156)	—%
BCPE Nucleon (DE) SPV, LP(9)(13)(25)	First lien senior secured loan	L + 7.00%	9/24/2026	189,778	187,355	188,829	3.2%
BCTO BSI Buyer, Inc. (dba Buildertrend)(9)(12)(25)	First lien senior secured loan	L + 7.00%	12/23/2026	44,643	44,258	44,420	0.7%
BCTO BSI Buyer, Inc. (dba Buildertrend)(9)(12)(21)(25)	First lien senior secured revolving loan	L + 7.00%	12/23/2026	3,018	2,973	2,991	0.1%
Centrify Corporation(9)(12)(25)	First lien senior secured loan	L + 5.75%	3/2/2028	66,903	65,383	65,564	1.1%
Centrify Corporation(9)(21)(22)(25)	First lien senior secured revolving loan	L + 5.75%	3/2/2027	—	(173)	(136)	—%

Owl Rock Capital Corporation

Consolidated Schedule of Investments

As of December 31, 2021

(Amounts in thousands, except share amounts)

Company(1)(4)(7)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(2)(3)	Fair Value	Percentage of Net Assets
CivicPlus, LLC(9)(12)(25)	First lien senior secured loan	L + 6.00%	8/24/2027	14,236	14,101	14,094	0.2%
CivicPlus, LLC(9)(21)(23)(25)	First lien senior secured delayed draw term loan	L + 6.00%	8/24/2023	—	—	—	—%
CivicPlus, LLC(9)(21)(22)(25)	First lien senior secured revolving loan	L + 6.00%	8/24/2027	—	(13)	(13)	—%
Delta TopCo, Inc. (dba Infoblox, Inc.)(9)(12)(25)	Second lien senior secured loan	L + 7.25%	12/1/2028	15,000	14,934	15,000	0.3%
EET Buyer, Inc. (dba e-Emphasys)(9)(12)(25)	First lien senior secured loan	L + 5.75%	11/8/2027	4,545	4,501	4,500	0.1%
EET Buyer, Inc. (dba e-Emphasys)(9)(21)(22)(25)	First lien senior secured revolving loan	L + 5.75%	11/8/2027	—	(4)	(5)	—%
Forescout Technologies, Inc.(9)(12)(25)	First lien senior secured loan	L + 9.50% PIK	8/17/2026	54,811	54,119	54,811	0.9%
Forescout Technologies, Inc.(9)(21)(22)(25)	First lien senior secured revolving loan	L + 8.50%	8/18/2025	—	(68)	-	—%
Genesis Acquisition Co. (dba Procare Software)(9)(12)(25)	First lien senior secured loan	L + 4.00%	7/31/2024	18,129	17,961	17,630	0.3%
Genesis Acquisition Co. (dba Procare Software)(9)(12)(25)	First lien senior secured revolving loan	L + 4.00%	7/31/2024	2,637	2,614	2,564	—%
GovBrands Intermediate, Inc.(9)(12)(25)	First lien senior secured loan	L + 5.50%	8/4/2027	10,658	10,407	10,392	0.2%
GovBrands Intermediate, Inc.(9)(10)(21)(23)(25)	First lien senior secured delayed draw term loan	L + 5.50%	8/4/2023	2,404	2,333	2,330	—%
GovBrands Intermediate, Inc.(9)(21)(22)(25)	First lien senior secured revolving loan	L + 5.50%	8/4/2027	—	(18)	(20)	—%
Granicus, Inc.(9)(12)(25)	First lien senior secured loan	L + 6.50%	1/29/2027	13,495	13,211	13,259	0.2%
Granicus, Inc.(9)(12)(21)(23)(25)	First lien senior secured delayed draw term loan	L + 6.50%	1/30/2023	1,535	1,498	1,501	—%
Granicus, Inc.(9)(21)(22)(25)	First lien senior secured revolving loan	L + 6.50%	1/29/2027	—	(24)	(21)	—%
H&F Opportunities LUX III S.À R.L (dba Checkmarx)(9)(13)(25)(27)	First lien senior secured loan	L + 7.50%	4/16/2026	51,567	50,388	51,567	0.9%
H&F Opportunities LUX III S.À R.L (dba Checkmarx)(9)(21)(22)(25)(27)	First lien senior secured revolving loan	L + 7.50%	4/16/2026	—	(348)	-	—%
Hyland Software, Inc.(9)(10)(25)	Second lien senior secured loan	L + 6.25%	7/7/2025	15,482	15,468	15,579	0.3%

Owl Rock Capital Corporation

Consolidated Schedule of Investments

As of December 31, 2021

(Amounts in thousands, except share amounts)

Company(1)(4)(7)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(2)(3)	Fair Value	Percentage of Net Assets
IQN Holding Corp. (dba Beeline)(9)(13)(25)	First lien senior secured loan	L + 5.50%	8/20/2024	150,639	149,528	150,639	2.5%
IQN Holding Corp. (dba Beeline)(9)(21)(22)(25)	First lien senior secured revolving loan	L + 5.50%	8/21/2023	—	(111)	-	—%
Litera Bidco LLC(9)(10)(25)	First lien senior secured loan	L + 5.87%	5/29/2026	154,049	152,423	154,049	2.6%
Litera Bidco LLC(9)(10)(21)(23)(25)	First lien senior secured delayed draw term loan	L + 6.00%	10/29/2022	1,998	1,943	1,998	—%
Litera Bidco LLC(9)(21)(22)(25)	First lien senior secured revolving loan	L + 5.75%	5/29/2026	—	(44)	-	—%
MessageBird BidCo B.V.(9)(12)(25)(27)	First lien senior secured loan	L + 6.75%	4/29/2027	77,000	75,447	75,460	1.3%
MINDBODY, Inc.(9)(13)(25)	First lien senior secured loan	L + 8.50% (incl. 1.50% PIK)	2/14/2025	67,127	66,713	67,127	1.1%
MINDBODY, Inc.(9)(21)(22)(25)	First lien senior secured revolving loan	L + 7.00%	2/14/2025	—	(32)	-	—%
Ministry Brands Holdings, LLC(9)(12)(25)	First lien senior secured loan	L + 5.50%	12/29/2028	706	692	692	—%
Ministry Brands Holdings, LLC(9)(21)(22)(23)(25)	First lien senior secured delayed draw term loan	L + 5.50%	12/27/2023	—	(2)	(2)	—%
Ministry Brands Holdings, LLC(9)(21)(22)(25)	First lien senior secured revolving loan	L + 5.50%	12/27/2027	—	(1)	(1)	—%
Proofpoint, Inc.(9)(12)(25)	Second lien senior secured loan	L + 6.25%	8/31/2029	19,600	19,505	19,502	0.3%
QAD, Inc.(9)(11)(25)	First lien senior secured loan	L + 6.00%	11/5/2027	26,571	26,051	26,040	0.4%
QAD, Inc.(9)(21)(22)(25)	First lien senior secured revolving loan	L + 6.00%	11/5/2027	—	(67)	(69)	—%
Tahoe Finco, LLC(9)(12)(25)(27)	First lien senior secured loan	L + 6.00%	9/29/2028	123,255	122,057	121,777	2.1%
Tahoe Finco, LLC(9)(21)(22)(25)(27)	First lien senior secured revolving loan	L + 6.00%	10/1/2027	—	(89)	(111)	—%
Thunder Purchaser, Inc. (dba Vector Solutions)(9)(12)(25)	First lien senior secured loan	L + 5.75%	6/30/2028	64,802	64,189	64,357	1.1%
Thunder Purchaser, Inc. (dba Vector Solutions)(9)(21)(22)(23)(25)	First lien senior secured delayed draw term loan	L + 5.75%	8/17/2023	—	—	(41)	—%
Thunder Purchaser, Inc. (dba Vector Solutions)(9)(21)(22)(25)	First lien senior secured revolving loan	L + 5.75%	6/30/2027	—	(35)	(29)	—%

Owl Rock Capital Corporation

Consolidated Schedule of Investments

As of December 31, 2021

(Amounts in thousands, except share amounts)

Company(1)(4)(7)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(2)(3)	Fair Value	Percentage of Net Assets
When I Work, Inc.(9)(12)(25)	First lien senior secured loan	L + 6.00%	11/2/2027	4,932	4,884	4,883	0.1%
When I Work, Inc.(9)(21)(22)(25)	First lien senior secured revolving loan	L + 6.00%	11/2/2027	—	(9)	(9)	—%
				1,419,759	1,400,666	1,408,337	23.7%
Leisure and entertainment
Troon Golf, L.L.C.(9)(12)(25)	First lien senior secured loan	L + 6.00%	8/5/2027	283,073	281,736	281,659	4.7%
Troon Golf, L.L.C.(9)(21)(22)(25)	First lien senior secured revolving loan	L + 6.00%	8/5/2026	—	(99)	(108)	—%
				283,073	281,637	281,551	4.7%
Manufacturing
Gloves Buyer, Inc. (dba Protective Industrial Products)(9)(10)(25)	Second lien senior secured loan	L + 8.25%	12/29/2028	29,250	28,584	28,884	0.5%
Ideal Tridon Holdings, Inc.(9)(12)(25)	First lien senior secured loan	L + 5.25%	7/31/2024	53,209	52,784	53,209	0.9%
Ideal Tridon Holdings, Inc.(9)(10)(21)(25)	First lien senior secured revolving loan	L + 5.25%	7/31/2023	1,800	1,782	1,800	—%
MHE Intermediate Holdings, LLC (dba OnPoint Group)(9)(12)(25)	First lien senior secured loan	L + 5.75%	7/21/2027	160,321	158,816	158,718	2.7%
MHE Intermediate Holdings, LLC (dba OnPoint Group)(9)(12)(21)(23)(25)	First lien senior secured delayed draw term loan	L + 5.75%	7/21/2023	13,420	13,291	13,286	0.2%
MHE Intermediate Holdings, LLC (dba OnPoint Group)(9)(21)(22)(25)	First lien senior secured revolving loan	L + 5.75%	7/21/2027	—	(144)	(155)	—%
PHM Netherlands Midco B.V. (dba Loparex)(9)(12)(25)	First lien senior secured loan	L + 4.50%	7/31/2026	786	738	782	—%
PHM Netherlands Midco B.V. (dba Loparex)(9)(10)(25)	Second lien senior secured loan	L + 8.75%	7/30/2027	112,000	105,916	110,600	1.9%
Safety Products/JHC Acquisition Corp. (dba Justrite Safety Group)(9)(10)(25)	First lien senior secured loan	L + 4.50%	6/28/2026	13,923	13,829	12,948	0.2%
Sonny's Enterprises LLC(9)(10)(25)	First lien senior secured loan	L + 6.75%	8/5/2026	232,258	228,600	232,258	3.9%
Sonny's Enterprises LLC(9)(10)(21)(25)	First lien senior secured revolving loan	L + 6.75%	8/5/2025	2,567	2,309	2,567	—%
				619,534	606,505	614,897	10.3%

Owl Rock Capital Corporation

Consolidated Schedule of Investments

As of December 31, 2021

(Amounts in thousands, except share amounts)

Company(1)(4)(7)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(2)(3)	Fair Value	Percentage of Net Assets
Oil and gas
Black Mountain Sand Eagle Ford LLC(9)(12)(25)	First lien senior secured loan	L + 8.25%	8/17/2022	4,808	4,808	4,808	0.1%
Project Power Buyer, LLC (dba PEC-Veriforce)(9)(12)(25)	First lien senior secured loan	L + 6.00%	5/14/2026	45,091	44,664	45,091	0.8%
Project Power Buyer, LLC (dba PEC-Veriforce)(9)(21)(22)(25)	First lien senior secured revolving loan	L + 6.00%	5/14/2025	—	(22)	—	—%
Zenith Energy U.S. Logistics Holdings, LLC(9)(12)(25)	First lien senior secured loan	L + 5.50%	12/20/2024	64,476	63,728	64,476	1.1%
				114,375	113,178	114,375	2.0%
Professional services
AmSpec Group, Inc. (fka AmSpec Services Inc.)(9)(12)(25)	First lien senior secured loan	L + 5.75%	7/2/2024	110,265	109,296	109,713	1.8%
AmSpec Group, Inc. (fka AmSpec Services Inc.)(9)(15)(21)(25)	First lien senior secured revolving loan	P + 3.75%	7/2/2024	3,796	3,691	3,724	0.1%
Apex Group Treasury, LLC(9)(12)(25)(27)	Second lien senior secured loan	L + 6.75%	7/27/2029	19,000	18,817	18,810	0.3%
Apex Group Treasury, LLC(9)(21)(23)(25)(27)	Second lien senior secured delayed draw term loan	L + 6.75%	6/30/2022	—	—	—	—%
Gerson Lehrman Group, Inc.(9)(13)(25)	First lien senior secured loan	L + 5.25%	12/12/2024	151,895	151,062	151,895	2.6%
Gerson Lehrman Group, Inc.(9)(21)(22)(25)	First lien senior secured revolving loan	L + 5.25%	12/12/2024	—	(105)	—	—%
Guidehouse Inc.(9)(10)(25)	First lien senior secured loan	L + 5.50%	10/16/2028	4,649	4,604	4,603	0.1%
Guidehouse Inc.(9)(21)(25)	First lien senior secured revolving loan	L + 5.50%	10/15/2027	—	—	(4)	—%
Relativity ODA LLC(9)(10)(25)	First lien senior secured loan	L + 7.50% PIK	5/12/2027	77,263	76,255	76,297	1.3%
Relativity ODA LLC(9)(21)(22)(25)	First lien senior secured revolving loan	L + 6.50%	5/12/2027	—	(98)	(92)	—%
				366,868	363,522	364,946	6.2%
Specialty retail
Galls, LLC(9)(12)(25)	First lien senior secured loan	L + 6.75% (incl. 0.50% PIK)	1/31/2025	104,742	103,983	98,458	1.7%
Galls, LLC(9)(12)(21)(25)	First lien senior secured revolving loan	L + 6.75%	1/31/2024	11,943	11,624	9,999	0.2%

Owl Rock Capital Corporation

Consolidated Schedule of Investments

As of December 31, 2021

(Amounts in thousands, except share amounts)

Company(1)(4)(7)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(2)(3)	Fair Value	Percentage of Net Assets
Milan Laser Holdings LLC(9)(12)(25)	First lien senior secured loan	L + 5.00%	4/27/2027	24,299	24,080	24,117	0.4%
Milan Laser Holdings LLC(9)(21)(22)(25)	First lien senior secured revolving loan	L + 5.00%	4/27/2026	—	(18)	(16)	—%
Notorious Topco, LLC (dba Beauty Industry Group)(9)(12)(25)	First lien senior secured loan	L + 6.50%	11/22/2027	110,460	108,827	108,803	1.8%
Notorious Topco, LLC (dba Beauty Industry Group)(9)(21)(22)(23)(25)	First lien senior secured delayed draw term loan	L + 6.50%	11/23/2023	—	(98)	(40)	—%
Notorious Topco, LLC (dba Beauty Industry Group)(9)(12)(21)(25)	First lien senior secured revolving loan	L + 6.50%	5/24/2027	1,596	1,455	1,453	—%
The Shade Store, LLC(9)(12)(25)	First lien senior secured loan	L + 6.00%	10/13/2027	9,091	8,981	8,977	0.2%
The Shade Store, LLC(9)(21)(22)(25)	First lien senior secured revolving loan	L + 6.00%	10/13/2026	—	(11)	(11)	—%
				262,131	258,823	251,740	4.3%
Transportation
Lazer Spot G B Holdings, Inc.(9)(12)(25)	First lien senior secured loan	L + 5.75%	12/9/2025	144,064	142,314	144,064	2.4%
Lazer Spot G B Holdings, Inc.(9)(21)(22)(25)	First lien senior secured revolving loan	L + 5.75%	12/9/2025	—	(304)	—	—%
Lytx, Inc.(9)(10)(25)	First lien senior secured loan	L + 6.75%	2/28/2026	71,733	70,839	71,195	1.2%
Motus Group, LLC(9)(12)(25)	Second lien senior secured loan	L + 6.50%	12/10/2029	10,810	10,702	10,702	0.2%
				226,607	223,551	225,961	3.8%
Total non-controlled/non-affiliated portfolio company debt investments				$11,793,168	$11,589,379	$11,582,457	195.7%

Owl Rock Capital Corporation

Consolidated Schedule of Investments

As of December 31, 2021

(Amounts in thousands, except share amounts)

Company(1)(4)(7)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(2)(3)	Fair Value	Percentage of Net Assets
Equity Investments
Aerospace and defense
Space Exploration Technologies Corp.(25)(26)(29)	Class A Common Stock	N/A	N/A	3,232	1,557	1,810	—%
Space Exploration Technologies Corp.(25)(26)(29)	Class C Common Stock	N/A	N/A	936	446	524	—%
					2,003	2,334	—%
Automotive
CD&R Value Building Partners I, L.P.(25)(26)(27)(29)	LP Interest	N/A	N/A	33,000	33,065	33,000	0.6%
Metis HoldCo, Inc. (dba Mavis Tire Express Services)(20)(25)(26)	Series A Convertible Preferred Stock	7.00% PIK	N/A	149,692	151,894	155,888	2.6%
					184,959	188,888	3.2%
Buildings and real estate
Skyline Holdco B, Inc. (dba Dodge Data & Analytics)(25)(26)(29)	Series A Preferred Stock	N/A	N/A	2,181,629	3,272	3,612	0.1%
					3,272	3,612	0.1%
Business services
Denali Holding LP (dba Summit Companies)(25)(26)(29)	Class A Units	N/A	N/A	313,850	3,136	3,136	0.1%
Hercules Buyer, LLC (dba The Vincit Group)(25)(26)(29)(31)	Common Units	N/A	N/A	2,190,000	2,192	2,192	—%
					5,328	5,328	0.1%
Consumer Products
ASP Conair Holdings LP(25)(26)(29)	Class A Units	N/A	N/A	60,714	6,071	6,071	0.1%
					6,071	6,071	0.1%
Financial services
Blend Labs, Inc.(25)(26)(29)	Common Stock	N/A	N/A	72,317	1,000	515	—%
Blend Labs, Inc.(25)(26)(29)	Warrants	N/A	N/A	179,529	975	380	—%
					1,975	895	—%

Owl Rock Capital Corporation

Consolidated Schedule of Investments

As of December 31, 2021

(Amounts in thousands, except share amounts)

Company(1)(4)(7)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(2)(3)	Fair Value	Percentage of Net Assets
Food and beverage
H-Food Holdings, LLC(25)(26)(29)	LLC Interest	N/A	N/A	10,875	10,875	13,633	0.2%
					10,875	13,633	0.2%
Healthcare equipment and services
KPCI Holdings, LP(25)(26)(29)	Class A Units	N/A	N/A	30,425	32,285	37,331	0.6%
Patriot Holdings SCSp (dba Corza Health, Inc.)(20)(25)(26)	Class A Units	8.00% PIK	N/A	7,104	7,633	7,633	0.1%
Patriot Holdings SCSp (dba Corza Health, Inc.)(25)(26)(29)	Class B Units	N/A	N/A	97,833	18	1,109	—%
					39,936	46,073	0.7%
Healthcare providers and services
KOBHG Holdings, L.P. (dba OB Hospitalist)(25)(26)(29)	Class A Interests	N/A	N/A	6,670	6,670	6,670	0.1%
Restore OMH Intermediate Holdings, Inc.(20)(25)(26)	Senior Preferred Stock	13.00% PIK	N/A	2,616	25,566	25,506	0.4%
					32,236	32,176	0.5%
Human resource support services
Sunshine Software Holdings, Inc. (dba Cornerstone OnDemand, Inc.)(20)(25)(26)	Series A Preferred Stock	10.50% PIK	N/A	38,500	38,401	38,380	0.6%
					38,401	38,380	0.6%
Insurance
Evolution Parent, LP (dba SIAA)(25)(26)(29)	LP Interest	N/A	N/A	42,838	4,284	4,284	0.1%
GrowthCurve Capital Sunrise Co-Invest LP(25)(26)(29)	LP Interest	N/A	N/A	632	633	632	—%
Norvax, LLC (dba GoHealth)(5)(25)(29)	Common Stock	N/A	N/A	1,021,885	5,232	3,873	0.1%
PCF Holdco, LLC (dba PCF Insurance Services)(25)(26)(29)	Class A Units	N/A	N/A	11,028	27,968	27,968	0.5%
PCF Holdco, LLC (dba PCF Insurance Services)(25)(26)(29)	Class A Warrants	N/A	N/A	3,744	9,496	9,496	0.2%
					47,613	46,253	0.9%

Owl Rock Capital Corporation

Consolidated Schedule of Investments

As of December 31, 2021

(Amounts in thousands, except share amounts)

Company(1)(4)(7)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(2)(3)	Fair Value	Percentage of Net Assets
Internet and software services
BCTO WIW Holdings, Inc. (dba When I Work)(25)(26)(29)	Class A Common Stock	N/A	N/A	13	1,300	1,300	—%
Brooklyn Lender Co-Invest 2, L.P.(25)(26)(29)	Common Units	N/A	N/A	7,503,843	7,504	7,504	0.1%
MessageBird Holding B.V.(25)(26)(27)(29)	Extended Series C Warrants	N/A	N/A	122,890	753	753	—%
Thunder Topco L.P. (dba Vector Solutions)(25)(26)(29)	Common Units	N/A	N/A	3,829,614	3,830	4,519	0.1%
VEPF Torreys Aggregator, LLC (dba MINDBODY, Inc.)(20)(25)(26)	Series A Preferred Stock	6.00% PIK	N/A	21,500	21,250	21,250	0.4%
					34,637	35,326	0.6%
Manufacturing
Gloves Holdings, LP (dba Protective Industrial Products)(25)(26)(29)	LP Interest	N/A	N/A	3,250	3,250	3,640	0.1%
Windows Entities(25)(26)(27)(29)(30)	LLC Units	N/A	N/A	31,826	56,944	103,561	1.7%
					60,194	107,201	1.8%
Professional services
WMC Bidco, Inc.(20)(25)(26)	Senior Preferred Stock	11.25% PIK	N/A	16,692	16,247	16,233	0.3%
					16,247	16,233	0.3%
Total non-controlled/non-affiliated portfolio company equity investments					$483,747	$542,403	9.1%
Total non-controlled/non-affiliated portfolio company investments					$12,073,126	$12,124,860	204.8%

Owl Rock Capital Corporation

Consolidated Schedule of Investments

As of December 31, 2021

(Amounts in thousands, except share amounts)

Company(1)(4)(7)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(2)(3)	Fair Value	Percentage of Net Assets
Controlled/affiliated portfolio company investments
Debt Investments
Advertising and media
Swipe Acquisition Corporation (dba PLI)(9)(12)(24)(25)	First lien senior secured loan	L + 8.00%	6/29/2024	50,044	49,316	49,419	0.8%
Swipe Acquisition Corporation (dba PLI)(9)(12)(21)(23)(24)(25)	First lien senior secured delayed draw term loan	L + 8.00%	12/30/2022	10,899	10,899	10,635	0.2%
Swipe Acquisition Corporation (dba PLI)(9)(21)(24)(25)	Letter of Credit	L + 8.00%	6/29/2024	—	3	—	—%
				60,943	60,218	60,054	1.0%
Distribution
PS Operating Company LLC (fka QC Supply, LLC)(9)(12)(24)	First lien senior secured loan	L + 6.00%	12/31/2024	13,241	12,979	12,976	0.2%
PS Operating Company LLC (fka QC Supply, LLC)(9)(12)(21)(24)	First lien senior secured revolving loan	L + 6.00%	12/31/2024	2,319	2,171	2,219	—%
				15,560	15,150	15,195	0.2%
Total controlled/affiliated portfolio company debt investments				$76,503	$75,368	$75,249	1.2%

Equity Investments
Advertising and media
New PLI Holdings, LLC(24)(25)(26)(29)	Class A Common Units	N/A	N/A	86,745	48,007	48,007	0.8%
					48,007	48,007	0.8%
Distribution
PS Op Holdings LLC(24)(26)(29)	Class A Common Units	N/A	N/A	248,271	4,300	4,300	0.1%
					4,300	4,300	0.1%

Owl Rock Capital Corporation

Consolidated Schedule of Investments

As of December 31, 2021

(Amounts in thousands, except share amounts)

Company(1)(4)(7)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(2)(3)	Fair Value	Percentage of Net Assets
Financial services
Wingspire Capital Holdings LLC(8)(21)(24)(26)	LLC Interest	N/A	N/A	198,038	198,038	242,163	4.1%
					198,038	242,163	4.1%
Investment funds and vehicles
ORCC Senior Loan Fund LLC (fka Sebago Lake LLC)(6)(8)(24)(26)(27)	LLC Interest	N/A	N/A	249,714	249,714	247,061	4.2%
					249,714	247,061	4.2%
Total controlled/affiliated portfolio company equity investments					$500,059	$541,531	9.2%
Total controlled/affiliated portfolio company investments					$575,427	$616,780	10.4%
Total Investments					$12,648,553	$12,741,640	215.2%

	Interest Rate Swaps as of December 31, 2021
	Company Receives	Company Pays	Maturity Date	Notional Amount	Hedged Instrument	Footnote Reference
Interest rate swap	5.25%	L + 2.937%	4/10/2024	400,000	2024 Notes	Note 6
Interest rate swap	2.63%	L + 1.655%	1/15/2027	500,000	2027 Notes	Note 6
Total				$900,000

________________

(1)
Certain portfolio company investments are subject to contractual restrictions on sales.
(2)
The amortized cost represents the original cost adjusted for the amortization of discounts and premiums, as applicable, on debt investments using the effective interest method.
(3)
As of December 31, 2021, the net estimated unrealized loss for U.S. federal income tax purposes was $36.8 million based on a tax cost basis of $12.8 billion. As of December 31, 2021, the estimated aggregate gross unrealized loss for U.S. federal income tax purposes was $217.6 million and the estimated aggregate gross unrealized gain for U.S. federal income tax purposes was $180.8 million.
(4)
Unless otherwise indicated, all investments are considered Level 3 investments.
(5)
Level 1 investment.
(6)
Investment measured at net asset value (“NAV”).
(7)
Unless otherwise indicated, the Company’s portfolio companies are pledged as collateral supporting the amounts outstanding under the Revolving Credit Facility, SPV Asset Facilities and CLOs. See Note 6 “Debt”.
(8)
Investment is not pledged as collateral for the credit facilities.
(9)
Loan contains a variable rate structure and may be subject to an interest rate floor. Variable rate loans bear interest at a rate that may be determined by reference to either the London Interbank Offered Rate (“LIBOR” or “L”, which can include one-, two-, three- or six-month LIBOR), Euro Interbank Offered Rate (“EURIBOR” or “E”, which can include one-, two-, three- or six-month EURIBOR), SONIA (“SONIA” or “S”), or an alternate base rate (which can include the Federal Funds Effective Rate or the Prime Rate), at the borrower’s option, and which reset periodically based on the terms of the loan agreement.
(10)
The interest rate on these loans is subject to 1 month LIBOR, which as of December 31, 2021 was 0.10%.
(11)
The interest rate on these loans is subject to 2 month LIBOR, which as of December 31, 2021 was 0.15%.
(12)
The interest rate on these loans is subject to 3 month LIBOR, which as of December 31, 2021 was 0.21%.
(13)
The interest rate on these loans is subject to 6 month LIBOR, which as of December 31, 2021 was 0.34%.
(14)
The interest rate on these loans is subject to 12 month LIBOR, which as of December 31, 2021 was 0.58%.
(15)
The interest rate on these loans is subject to Prime, which as of December 31, 2021 was 3.25%.
(16)
The interest rate on this loan is subject to 3 month Canadian Dollar Offered Rate (“CDOR” or “C”), which as of December 31, 2021 was 0.52%.
(17)
The interest rate on this loan is subject to 3 month EURIBOR, which as of December 31, 2021 was (0.57)%.
(18)
The interest rate on this loan is subject to 6 month EURIBOR, which as of December 31, 2021 was (0.55)%.
(19)
The interest rate on this loan is subject to SONIA, which as of December 31, 2021 was 0.26%.
(20)
Contains a fixed-rate structure.
(21)
Position or portion thereof is an unfunded loan or equity commitment. See Note 7 “Commitments and Contingencies”.
(22)
The negative cost is the result of the capitalized discount being greater than the principal amount outstanding on the loan. The negative fair value is the result of the capitalized discount on the loan.
(23)
The date disclosed represents the commitment period of the unfunded term loan. Upon expiration of the commitment period, the funded portion of the term loan may be subject to a longer maturity date.
(24)
As defined in the 1940 Act, the Company is deemed to be both an “Affiliated Person” and has “Control” of this portfolio company as the Company owns more than 25% of the portfolio company’s outstanding voting securities or has the power to exercise control over management or policies of

Owl Rock Capital Corporation

Consolidated Schedule of Investments

As of December 31, 2021

(Amounts in thousands, except share amounts)

such portfolio company (including through a management agreement). The Company’s investment in affiliates for the year ended December 31, 2021, were as follows:

($ in thousands)	Fair value as of December 31, 2020	Gross Additions (a)	Gross Reductions(b)	Change in Unrealized Gains (Losses)	Fair value as of December 31, 2021	Interest Income	Dividend Income	Other Income
Controlled Affiliates
ORCC Senior Loan Fund LLC (fka Sebago Lake LLC)(c)	$105,546	$168,001	$(26,125)	$(362)	$247,061	$—	$14,394	$—
PS Operating Company LLC (fka QC Supply, LLC)	—	20,440	(994)	49	19,495	34	—	—
Swipe Acquisition Corporation (dba PLI)	99,297	8,495	—	269	108,061	5,497	—	643
Wingspire Capital Holdings LLC	67,538	277,500	(147,000)	44,125	242,163	—	6,000	—
Total Controlled Affiliates	$272,381	$474,436	$(174,119)	$44,081	$616,780	$5,531	$20,394	$643

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

Owl Rock Capital Corporation

Consolidated Schedule of Investments

As of December 31, 2021

(Amounts in thousands, except share amounts)

(26)
Securities acquired in transactions exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”) and may be deemed to be “restricted securities” under the Securities Act. As of December 31, 2021, the aggregate fair value of these securities is $1.1 billion or 18.3% of the Company’s net assets. The acquisition dates of the restricted securities are as follows:

Portfolio Company	Investment	Acquisition Date
ASP Conair Holdings LP	Class A Units	May 17, 2021
BCTO WIW Holdings, Inc. (dba When I Work)	Class A Common Stock	November 2, 2021
Blend Labs, Inc.	Common Stock	February 24, 2021
Blend Labs, Inc.	Warrants	July 2, 2021
Brooklyn Lender Co-Invest 2, L.P.	Common Units	October 1, 2021
CD&R Value Building Partners I, L.P.	LP Interest	December 2, 2021
Denali Holding LP (dba Summit Companies)	Class A Units	September 15, 2021
Evolution Parent, LP (dba SIAA)	LP Interest	April 30, 2021
KOBHG Holdings, L.P. (dba OB Hospitalist)	Class A Interests	September 27, 2021
Gloves Holdings, LP (dba Protective Industrial Products)	LP Interest	December 29, 2020
GrowthCurve Capital Sunrise Co-Invest LP	LP Interest	December 16, 2021
Hercules Buyer, LLC (dba The Vincit Group)	Common Units	December 15, 2020
H-Food Holdings, LLC	LLC Interest	November 23, 2018
KPCI Holdings, LP	Class A Units	November 30, 2020
MessageBird Holding B.V.	Extended Series C Warrants	May 5, 2021
Metis HoldCo, Inc. (dba Mavis Tire Express Services)	Series A Convertible Preferred Stock	May 4, 2021
New PLI Holdings, LLC	Class A Common Units	December 23, 2020
ORCC Senior Loan Fund LLC (fka Sebago Lake LLC)	LLC Interest	June 20, 2017
Patriot Holdings SCSp (dba Corza Health, Inc.)	Class A Units	January 29, 2021
Patriot Holdings SCSp (dba Corza Health, Inc.)	Class B Units	January 29, 2021
PCF Holdco, LLC (dba PCF Insurance Services)	Class A Units	November 1, 2021
PCF Holdco, LLC (dba PCF Insurance Services)	Class A Warrants	October 29, 2021
PS Op Holdings LLC	Class A Common Units	December 21, 2021
Restore OMH Intermediate Holdings, Inc.	Senior Preferred Stock	December 9, 2020
Skyline Holdco B, Inc. (dba Dodge Data & Analytics)	Series A Preferred Stock	April 14, 2021
Space Exploration Technologies Corp.	Class A Common Stock	March 25, 2021
Space Exploration Technologies Corp.	Class C Common Stock	March 25, 2021
Sunshine Software Holdings, Inc. (dba Cornerstone OnDemand, Inc.)	Series A Preferred Stock	October 14, 2021
Thunder Topco L.P. (dba Vector Solutions)	Common Units	June 30, 2021
VEPF Torreys Aggregator, LLC (dba MINDBODY, Inc.)	Series A Preferred Stock	October 15, 2021
Windows Entities	LLC Units	January 16, 2020
Wingspire Capital Holdings LLC	LLC Interest	September 24, 2019
WMC Bidco, Inc.	Senior Preferred Stock	November 9, 2021

* Refer to Note 4 “Investments – ORCC Senior Loan Fund LLC,” for further information.

** Refer to Note 3 “Agreements and Related Party Transactions – Controlled/Affiliated Portfolio Companies”.

(27)
This portfolio company is not a qualifying asset under Section 55(a) of the Investment Company Act of 1940, as amended (the “1940 Act”). Under the 1940 Act, the Company may not acquire any non-qualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of total assets. As of December 31, 2021, non-qualifying assets represented 9.9% of total assets as calculated in accordance with the regulatory requirements.
(28)
Loan was on non-accrual status as of December 31, 2021.
(29)
Investment is non-income producing.
(30)
Investment represents multiple underlying investments, including Midwest Custom Windows, LLC, Greater Toronto Custom Windows, Corp., Garden State Custom Windows, LLC, Long Island Custom Windows, LLC, Jemico, LLC and Atlanta Custom Windows, LLC. Greater Toronto Custom Windows, Corp. is considered a non-qualifying asset, with a fair value of $8.0 million as of December 31, 2021.
(31)
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

Owl Rock Capital Corporation

Consolidated Statements of Changes in Net Assets

(Amounts in thousands)

	For the Years Ended December 31,
	2021	2020	2019
Increase (Decrease) in Net Assets Resulting from Operations
Net investment income (loss)	$490,137	$517,456	$498,906
Net change in unrealized gain (loss)	179,824	(76,004)	(3,752)
Net realized gain (loss)	(45,079)	(53,712)	2,847
Net Increase (Decrease) in Net Assets Resulting from Operations	624,882	387,740	498,001
Distributions
Distributions declared from earnings(1)	(486,868)	(605,958)	(473,769)
Net Decrease in Net Assets Resulting from Shareholders' Distributions	(486,868)	(605,958)	(473,769)
Capital Share Transactions
Issuance of common shares, net of offering and underwriting costs	—	—	2,494,439
Repurchase of common shares	(2,604)	(150,250)	—
Reinvestment of distributions	56,033	137,619	193,767
Net Increase (Decrease) in Net Assets Resulting from Capital Share Transactions	53,429	(12,631)	2,688,206
Total Increase (Decrease) in Net Assets	191,443	(230,849)	2,712,438
Net Assets, at beginning of period	5,746,434	5,977,283	3,264,845
Net Assets, at end of period	$5,937,877	$5,746,434	$5,977,283

________________

(1)
For the years ended December 31, 2021, 2020 and 2019, distributions declared from earnings were derived from net investment income and capital gains.

The accompanying notes are an integral part of these consolidated financial statements.

Owl Rock Capital Corporation

Consolidated Statements of Cash Flows

(Amounts in thousands)

	For the Years Ended December 31,
	2021	2020	2019
Cash Flows from Operating Activities
Net Increase (Decrease) in Net Assets Resulting from Operations	$624,882	$387,740	$498,001
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash used in operating activities:
Purchases of investments, net	(7,135,785)	(3,855,603)	(4,470,540)
Proceeds from investments and investment repayments, net	5,511,556	1,790,500	1,505,214
Net amortization of discount on investments	(82,000)	(50,498)	(34,236)
Payment-in-kind interest and dividends	(59,918)	(35,645)	(16,096)
Net change in unrealized (gain) loss on investments	(192,381)	76,952	3,530
Net change in unrealized (gains) losses on translation of assets and liabilities in foreign currencies	3,206	(4,301)	222
Net realized (gain) loss on investments	46,332	51,376	(2,633)
Net realized (gain) loss on foreign currency transactions relating to investments	(20)	8	868
Amortization of debt issuance costs	25,721	17,178	12,152
Amortization of offering costs	96	24	—
Changes in operating assets and liabilities:
(Increase) decrease in receivable for investments sold	6,316	2,934	(9,250)
(Increase) decrease in interest receivable	(24,608)	524	(27,952)
(Increase) decrease in receivable from a controlled affiliate	(1,606)	128	5,625
(Increase) decrease in prepaid expenses and other assets	14,792	(20,751)	(16,748)
Increase (decrease) in management fee payable	10,834	19,680	2,207
Increase (decrease) in incentive fee payable	10,172	19,070	—
Increase (decrease) in payables to affiliate	(725)	752	2,928
Increase (decrease) in payables for investments purchased	—	—	(3,180)
Increase (decrease) in fair value of interest rate swap attributed to unsecured notes	(9,531)	16,860	14,031
Increase (decrease) in accrued expenses and other liabilities	25,504	22,755	8,774
Net cash used in operating activities	(1,227,163)	(1,560,317)	(2,527,083)
Cash Flows from Financing Activities
Borrowings on debt	5,521,730	5,404,027	4,755,376
Payments on debt	(3,697,000)	(3,135,250)	(4,277,422)
Debt issuance costs	(44,875)	(63,961)	(34,119)
Proceeds from issuance of common shares (net of underwriting costs)	—	—	2,495,850
Repurchase of common stock	(2,604)	(150,250)	—
Offering costs paid	—	—	(1,939)
Cash distributions paid to shareholders	(460,854)	(453,497)	(221,107)
Net cash provided by financing activities	1,316,397	1,601,069	2,716,639
Net increase (decrease) in cash and restricted cash, including foreign cash (restricted cash of $12,640, $1,254 and $1,574, respectively)	89,234	40,752	189,556
Cash and restricted cash, including foreign cash, beginning of period (restricted cash of $8,841, $7,587 and $6,013, respectively)	357,911	317,159	127,603
Cash and restricted cash, including foreign cash, end of period (restricted cash of $21,481, $8,841 and $7,587, respectively)	$447,145	$357,911	$317,159

Owl Rock Capital Corporation

Consolidated Statements of Cash Flows – Continued

(Amounts in thousands)

	For the Years Ended December 31,
	2021	2020	2019
Supplemental and Non-Cash Information
Interest paid during the period	$166,531	$113,099	$110,780
Distributions declared during the period	$486,868	$605,958	$473,769
Reinvestment of distributions during the period	$56,033	$137,619	$193,767
Distributions Payable	$122,068	$152,087	$137,245
Receivable for investments sold	$—	$6,316	$9,250
Taxes, including excise tax, paid during the period	$4,962	$1,990	$1,100

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

Owl Rock Capital Advisors LLC (the “Adviser”) serves as the Company’s investment adviser. The Adviser is registered with the Securities and Exchange Commission (“SEC”) as an investment adviser under the Investment Advisers Act of 1940, as amended (the “Advisers Act”), an indirect subsidiary of Blue Owl Capital Inc. ("Blue Owl") (NYSE: OWL) and part of Owl Rock, a division of Blue Owl focused on direct lending. Subject to the overall supervision of the Company’s board of directors (the “Board”), the Adviser manages the day-to-day operations of, and provides investment advisory and management services to, the Company.

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

Owl Rock Capital Corporation

Notes to Consolidated Financial Statements - Continued

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

Owl Rock Capital Corporation

Notes to Consolidated Financial Statements - Continued

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

Transfers between levels, if any, are recognized at the beginning of the period in which the transfer occurs. In addition to using the above inputs in investment valuations, the Company applies the valuation policy approved by its Board that is consistent with ASC 820. Consistent with the valuation policy, the Company evaluates the source of the inputs, including any markets in which its investments are trading (or any markets in which securities with similar attributes are trading), in determining fair value. When an investment is valued based on prices provided by reputable dealers or pricing services (such as broker quotes), the Company subjects those prices to various criteria in making the determination as to whether a particular investment would qualify for treatment as a Level 2 or Level 3 investment. For example, the Company, or the independent valuation firm(s), reviews pricing support provided by dealers or pricing services in order to determine if observable market information is being used, versus unobservable inputs.

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

Financial and Derivative Instruments

Pursuant to ASC 815 Derivatives and Hedging, all derivative instruments entered into by the Company are designated as hedging instruments. For all derivative instruments designated as a hedge, the entire change in the fair value of the hedging instrument shall be recorded in the same line item of the Consolidated Statements of Operations as the hedged item. The Company’s derivative instruments are used to hedge the Company’s fixed rate debt, and therefore both the periodic payment and the change in fair value for the effective hedge, if applicable, will be recognized as components of interest expense in the Consolidated Statements of Operations. Fair value is estimated by discounting remaining payments using applicable current market rates, or market quotes, if available.

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

Owl Rock Capital Corporation

Notes to Consolidated Financial Statements - Continued

Investments denominated in foreign currencies and foreign currency transactions may involve certain considerations and risks not typically associated with those of domestic origin, including unanticipated movements in the value of the foreign currency relative to the U.S. dollar.

Interest and Dividend Income Recognition

Interest income is recorded on the accrual basis and includes amortization of discounts or premiums. Certain investments may have contractual payment-in-kind (“PIK”) interest or dividends. PIK interest and dividends represent accrued interest or dividends that are added to the principal amount or liquidation amount of the investment on the respective interest or dividend payment dates rather than being paid in cash and generally becomes due at maturity or at the occurrence of a liquidation event. For the year ended December 31, 2021, PIK interest and PIK dividend income earned was $65.0 million, representing 6.4% of investment income. For the year ended December 31, 2020, PIK interest and PIK dividend income was less than 5% of investment income. Discounts to par value on securities purchased are amortized into interest income over the contractual life of the respective security using the effective yield method. Premiums to par value on securities purchased are amortized to first call date. The amortized cost of investments represents the original cost adjusted for the amortization of discounts or premiums, if any. Upon prepayment of a loan or debt security, any prepayment premiums, unamortized upfront loan origination fees and unamortized discounts are recorded as interest income in the current period.

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

Owl Rock Capital Corporation

Notes to Consolidated Financial Statements - Continued

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

The Company evaluates tax positions taken or expected to be taken in the course of preparing its consolidated financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions not deemed to meet the “more-likely-than-not” threshold are reserved and recorded as a tax benefit or expense in the current year. All penalties and interest associated with income taxes are included in income tax expense. Conclusions regarding tax positions are subject to review and may be adjusted at a later date based on factors including, but not limited to, on-going analyses of tax laws, regulations and interpretations thereof. There were no material uncertain tax positions through December 31, 2020. The 2018 through 2020 tax years remain subject to examination by the IRS, and generally years 2017 through 2020 remain subject to examination by state and local tax authorities

Distributions to Common Shareholders

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

Owl Rock Capital Corporation

Notes to Consolidated Financial Statements - Continued

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

Note 3. Agreements and Related Party Transactions

Administration Agreement

The Company has entered into an amended and restated Administration Agreement (the “Administration Agreement”) with the Adviser. The Administration Agreement became effective on May 18, 2021 upon consummation of the transaction (the "Transaction") pursuant to which Owl Rock Capital Group, the parent of the Adviser (and a subsidiary of Owl Rock Capital Partners LP), and Dyal Capital Partners merged to form Blue Owl. The terms of the Administration Agreement are identical to the terms of the prior administration agreement. Under the terms of the Administration Agreement, the Adviser performs, or oversees, the performance of, required administrative services, which includes providing office space, equipment and office services, maintaining financial records, preparing reports to shareholders and reports filed with the SEC, and managing the payment of expenses and the performance of administrative and professional services rendered by others.

The Administration Agreement also provides that the Company reimburses the Adviser for certain offering costs.

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

Unless earlier terminated as described below, the Administration Agreement, and subject to the consummation of the Transaction, the amended and restated administration agreement, will remain in effect for two years from the date it first became effective, and will remain in effect from year to year thereafter if approved annually by (1) the vote of the Board, or by the vote of a majority of its outstanding voting securities, and (2) the vote of a majority of the Company’s directors who are not “interested persons” of the Company, of the Adviser or of any of their respective affiliates, as defined in the 1940 Act. The Administration Agreement may be terminated at any time, without the payment of any penalty, on 60 days’ written notice, by the vote of a majority of the outstanding voting securities of the Company, or by the vote of the Board or by the Adviser.

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

For the years ended December 31, 2021, 2020 and 2019, the Company incurred expenses of approximately $5.8 million, $6.1 million and $6.7 million, respectively, for costs and expenses reimbursable to the Adviser under the terms of the Administration Agreement.

Investment Advisory Agreement

The Company has entered into an amended and restated Investment Advisory Agreement (the “Investment Advisory Agreement”) with the Adviser. The Investment Advisory Agreement became effective on May 18, 2021 upon consummation of the Transaction. The terms of the Investment Advisory Agreement are identical to the terms of the prior investment advisory agreement.

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

Unless earlier terminated as described below, the Investment Advisory Agreement, and subject to the consummation of the Transaction, the third amended and restated investment advisory agreement, will remain in effect for two years from the date it first became effective, and will remain in effect from year-to-year thereafter if approved annually by a majority of the Board or by the holders of a majority of our outstanding voting securities and, in each case, by a majority of independent directors.

The Investment Advisory Agreement will automatically terminate within the meaning of the 1940 Act and related SEC guidance and interpretations in the event of its assignment. In accordance with the 1940 Act, without payment of any penalty, the Company may terminate the Investment Advisory Agreement with the Adviser upon 60 days’ written notice. The decision to terminate the agreement

Owl Rock Capital Corporation

Notes to Consolidated Financial Statements - Continued

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

For the year ended December 31, 2021, management fees were $178.5 million. For the years ended December 31, 2020 and 2019, management fees, net of $56.1 million and $28.3 million in management fee waivers, respectively, were $88.4 million and $61.7 million, respectively.

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

For the year ended December 31, 2021, the Company incurred $104.0 million of performance based incentive fees based on net investment income. For the year ended December 31, 2020, the Company incurred $19.1 million of performance based incentive fees based on net investment income, net of $74.8 million fee waiver. For the year ended December 31, 2019, due to the fee waiver of $45.1 million, the Company did not incur any performance based incentive fees on net investment income.

Owl Rock Capital Corporation

Notes to Consolidated Financial Statements - Continued

For the years ended December 31, 2021, 2020 and 2019, the Company did not accrue capital gains based incentive fees (net of waivers, if applicable).

Any portion of the management fee, incentive fee on net investment income and capital gains based incentive fee waived shall not be subject to recoupment.

Affiliated Transactions

The Company may be prohibited under the 1940 Act from participating in certain transactions with its affiliates without prior approval of the directors who are not interested persons, and in some cases, the prior approval of the SEC. The Company, the Adviser and certain of their affiliates have been granted exemptive relief by the SEC for the Company to co-invest with other funds managed by the Adviser or its affiliates in a manner consistent with the Company’s investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors. Pursuant to such exemptive relief, the Company generally is permitted to co-invest with certain of its affiliates if a “required majority” (as defined in Section 57(o) of the 1940 Act) of the Board make certain conclusions in connection with a co-investment transaction, including that (1) the terms of the transaction, including the consideration to be paid, are reasonable and fair to the Company and its shareholders and do not involve overreaching of the Company or its shareholders on the part of any person concerned, (2) the transaction is consistent with the interests of the Company’s shareholders and is consistent with its investment objective and strategies, (3) the investment by its affiliates would not disadvantage the Company, and the Company’s participation would not be on a basis different from or less advantageous than that on which its affiliates are investing and (4) the proposed investment by the Company would not benefit the Adviser or its affiliates or any affiliated person of any of them (other than the parties to the transaction), except to the extent permitted by the exemptive relief and applicable law, including the limitations set forth in Section 57(k) of the 1940 Act. In addition, pursuant to an exemptive order issued by the SEC on April 8, 2020 and applicable to all BDCs, through December 31, 2020, the Company was permitted, subject to the satisfaction of certain conditions, to complete follow-on investments in its existing portfolio companies with certain private funds managed by the Adviser or its affiliates and covered by the Company’s exemptive relief, even if such private funds had not previously invested in such existing portfolio company. Without this order, private funds would generally not be able to participate in such follow-on investments with the Company unless the private funds had previously acquired securities of the portfolio company in a co-investment transaction with the Company. Although the conditional exemptive order has expired, the SEC’s Division of Investment Management has indicated that until March 31, 2022, it will not recommend enforcement action, to the extent that any BDC with an existing co-investment order continues to engage in certain transactions described in the conditional exemptive order, pursuant to the same terms and conditions described therein. The Adviser is affiliated with Owl Rock Technology Advisors LLC (“ORTA”), Owl Rock Technology Advisors II LLC ("ORTA II"), Owl Rock Capital Private Fund Advisors LLC (“ORPFA”) and Owl Rock Diversified Advisors LLC (“ORDA” together with ORTA, ORTA II, ORPFA and the Adviser, the "Owl Rock Advisers"), which are also investment advisers. The Owl Rock Advisers are indirect affiliates of Blue Owl and comprise "Owl Rock," a division of Blue Owl focused on direct lending. The Owl Rock Advisers’ allocation policy seeks to ensure equitable allocation of investment opportunities over time between the Company and other funds managed by the Adviser or its affiliates. As a result of exemptive relief, there could be significant overlap in the Company’s investment portfolio and the investment portfolio of other funds managed by the Adviser or its affiliates that could avail themselves of the exemptive relief and that have an investment objective similar to the Company's.

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

The Company has made investments in controlled/affiliated companies, including ORCC SLF and Wingspire. For further description of ORCC SLF, see “Note 4. Investments”. Wingspire conducts its business through an indirectly owned subsidiary, Wingspire Capital LLC. Wingspire is an independent diversified direct lender focused on providing asset-based commercial finance loans and related senior secured loans to U.S.-based middle market borrowers. Wingspire offers a wide variety of asset-based financing solutions to businesses in an array of industries, including revolving credit facilities, machinery and equipment term loans, real estate term loans, first-in/last-out

Owl Rock Capital Corporation

Notes to Consolidated Financial Statements - Continued

tranches, cash flow term loans, and opportunistic / bridge financings. The addition of Wingspire to the portfolio allows ORCC to participate in an asset class that offers differentiated yield with full collateral packages and covenants. Wingspire is led by a seasoned team of commercial finance veterans. The Company committed $50 million to Wingspire on September 24, 2019, and subsequently increased its commitment to $100 million on March 25, 2020, to $150 million on July 31, 2020, to $200 million on March 8, 2021, and again to $250 million on August 19, 2021. The Company does not consolidate its equity interest in Wingspire.

Note 4. Investments

The information in the tables below is presented on an aggregate portfolio basis, without regard to whether they are non-controlled non-affiliated, non-controlled affiliated or controlled affiliated investments.

Investments at fair value and amortized cost consisted of the following as of December 31, 2021 and December 31, 2020:

	December 31, 2021		December 31, 2020
($ in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
First-lien senior secured debt investments	$9,548,096	$9,539,774	$8,483,799	$8,404,754
Second-lien senior secured debt investments	1,919,453	1,921,447	2,035,151	2,000,471
Unsecured debt investments	197,198	196,485	56,473	59,562
Preferred equity investments(3)	256,630	260,869	22,163	22,157
Common equity investments(1)(3)	477,462	576,004	223,295	249,582
Investment funds and vehicles(2)	249,714	247,061	107,837	105,546
Total Investments	$12,648,553	$12,741,640	$10,928,718	$10,842,072

________________

(1)
Includes equity investment in Wingspire.
(2)
Includes equity investment in ORCC SLF. See below, within Note 4, for more information regarding ORCC SLF.
(3)
As of December 31, 2020, preferred equity investments and common equity investments were reported in aggregate as equity investments.

Owl Rock Capital Corporation

Notes to Consolidated Financial Statements - Continued

The industry composition of investments based on fair value as of December 31, 2021 and December 31, 2020 was as follows:

	December 31, 2021	December 31, 2020
Advertising and media	0.9%	1.0%
Aerospace and defense	2.9	2.7
Automotive	1.5	1.6
Buildings and real estate	5.4	5.6
Business services	3.3	5.7
Chemicals	2.3	2.2
Consumer products	4.0	2.3
Containers and packaging	1.3	2.0
Distribution	4.4	6.3
Education	1.0	2.6
Energy equipment and services	—	0.1
Financial services(1)	8.4	2.9
Food and beverage	6.2	8.7
Healthcare equipment and services	4.2	3.7
Healthcare providers and services	7.1	5.2
Healthcare technology	4.6	3.6
Household products	1.8	1.4
Human resource support services(3)	1.6	0.0
Infrastructure and environmental services	1.5	1.8
Insurance	8.8	8.9
Internet software and services	11.3	11.1
Investment funds and vehicles(2)	1.9	1.0
Leisure and entertainment	2.2	2.0
Manufacturing	5.7	5.3
Oil and gas	0.9	1.7
Professional services	3.0	5.6
Specialty retail	2.0	2.1
Telecommunications	—	0.5
Transportation	1.8	2.4
Total	100.0%	100.0%

________________

(1)
Includes equity investment in Wingspire.
(2)
Includes equity investment in ORCC SLF. See below, within Note 4, for more information regarding ORCC SLF.
(3)
Rounds to less than 0.1% as of December 31, 2020.

The geographic composition of investments based on fair value as of December 31, 2021 and December 31, 2020 was as follows:

	December 31, 2021	December 31, 2020
United States:
Midwest	17.0%	18.2%
Northeast	19.7	16.7
South	38.2	42.3
West	18.6	17.2
International	6.5	5.6 (1)
Total	100.0%	100.0%

________________

(1)
As of December 31, 2020, the geographic composition of Belgium, Canada, Israel and the United Kingdom were 0.8%, 1.0%, 0.4% and 3.4%, respectively.

Owl Rock Capital Corporation

Notes to Consolidated Financial Statements - Continued

ORCC Senior Loan Fund (fka Sebago Lake LLC)

ORCC Senior Loan Fund LLC (fka Sebago Lake LLC), a Delaware limited liability company, was formed as a joint venture between the Company and The Regents of the University of California (“Regents”) and commenced operations on June 20, 2017. ORCC SLF’s principal purpose is to make investments, primarily in senior secured loans that are made to middle-market companies or in broadly syndicated loans. Through June 30, 2021, both the Company and Regents (the “Initial Members”) had a 50% economic ownership in ORCC SLF. Each of the Initial Members initially agreed to contribute up to $100 million to ORCC SLF. On July 26, 2018, each of the Initial Members increased their contribution to ORCC SLF up to an aggregate of $125 million. Effective as of June 30, 2021, capital commitments to ORCC SLF were increased to an aggregate of $371.5 million. In connection with this change, the Company increased its economic ownership interest to 87.5% from 50.0% and Regents transferred its remaining economic interest of 12.5% to Nationwide Life Insurance Company (“Nationwide” and together with the Company, the “Members” and each a “Member”). ORCC SLF is managed by the Members, each of which have equal voting rights. Investment decisions must be approved by each of the Members. Except under certain circumstances, contributions to ORCC SLF cannot be redeemed.

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

As of December 31, 2021 and December 31, 2020, ORCC SLF had total investments in senior secured debt at fair value of $790.3 million and $554.7 million, respectively. The determination of fair value is in accordance with ASC 820; however, such fair value is not included in the Board’s valuation process described herein. The following table is a summary of ORCC SLF’s portfolio as well as a listing of the portfolio investments in ORCC SLF’s portfolio as of December 31, 2021 and December 31, 2020:

($ in thousands)	December 31, 2021	December 31, 2020
Total senior secured debt investments(1)	$798,420	$563,555
Weighted average spread over LIBOR(1)	4.14%	4.45%
Number of portfolio companies	38	17
Largest funded investment to a single borrower(1)	$40,693	$49,625

________________

(1)
At par.

ORCC Senior Loan Fund's Portfolio as of December 31, 2021 ($ in thousands)
Company(1)(2)(4)(5)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(3)	Fair Value	Percentage of Members' Equity
Debt Investments
Aerospace and defense
Applied Composites Holdings, LLC (fka AC&A Enterprises Holdings, LLC)(8)	First lien senior secured loan	L + 5.50%	12/21/2023	$34,470	$34,219	$33,961	12.0%
Applied Composites Holdings, LLC (fka AC&A Enterprises Holdings, LLC)(8)(14)	First lien senior secured revolving loan	L + 5.50%	12/21/2022	3,000	2,989	2,956	1.0%
Bleriot US Bidco Inc.(8)(10)	First lien senior secured loan	L + 4.00%	10/30/2026	24,627	24,522	24,585	8.7%
Dynasty Acquisition Co., Inc. (dba StandardAero Limited)(8)	First lien senior secured loan	L + 3.50%	4/6/2026	39,100	38,976	36,796	13.0%
				101,197	100,706	98,298	34.7%
Automotive
Holley, Inc.(8)(10)	First lien senior secured loan	L + 3.75%	11/17/2028	17,100	17,016	17,032	6.0%
Holley, Inc.(8)(10)(11)(13)	First lien senior secured delayed draw term loan	L + 3.75%	5/18/2022	855	855	844	0.3%
PAI Holdco, Inc.(8)(10)(14)	First lien senior secured loan	L + 3.75%	10/28/2027	4,987	4,975	4,975	1.9%
				22,942	22,846	22,851	8.2%
Buildings and Real estate
Wrench Group, LLC.(8)	First lien senior secured loan	L + 4.00%	4/30/2026	32,341	32,198	32,179	11.4%
Business Services
CoolSys, Inc.(8)	First lien senior secured loan	L + 4.75%	8/11/2028	16,955	16,793	16,785	5.9%

Owl Rock Capital Corporation

Notes to Consolidated Financial Statements - Continued

CoolSys, Inc.(11)(12)(13)(14)	First lien senior secured delayed draw term loan	L + 4.75%	8/11/2023	—	(29)	(30)	—%
ConnectWise, LLC(8)	First lien senior secured loan	L + 3.50%	9/29/2028	17,000	16,918	16,879	6.0%
LABL, Inc.(8)	First lien senior secured loan	L + 5.00%	10/29/2028	8,000	7,883	7,879	2.8%
Packers Holdings, LLC(9)(10)	First lien senior secured loan	L + 3.25%	3/9/2028	9,951	9,808	9,879	3.5%

Owl Rock Capital Corporation

Notes to Consolidated Financial Statements - Continued

ORCC Senior Loan Fund's Portfolio as of December 31, 2021 ($ in thousands)
Company(1)(2)(4)(5)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(3)	Fair Value	Percentage of Members' Equity
Vistage International, Inc.(8)	First lien senior secured loan	L + 4.00%	2/10/2025	29,922	29,807	29,919	10.6%
				81,828	81,180	81,311	28.8%
Chemicals
Aruba Investments Holdings LLC (dba Angus Chemical Company)(9)(14)	First lien senior secured loan	L + 4.00%	11/24/2027	998	998	998	0.4%
Containers and Packaging
BW Holding, Inc.(8)(14)	First lien senior secured loan	L + 4.00%	12/14/2028	3,954	3,914	3,914	1.4%
BW Holding, Inc.(11)(12)(13)(14)	First lien senior secured delayed draw term loan	L + 4.00%	12/17/2023	—	(5)	(5)	—%
Ring Container Technologies Group, LLC (dba Ring Container Technologies)(6)(10)	First lien senior secured loan	L + 3.75%	8/12/2028	25,000	24,940	25,025	8.9%
Valcour Packaging, LLC(7)	First lien senior secured loan	L + 3.75%	10/4/2028	7,000	6,976	6,965	2.5%
				35,954	35,825	35,899	12.8%
Distribution
Dealer Tire, LLC(6)(10)	First lien senior secured loan	L + 4.25%	12/12/2025	36,260	36,114	36,206	12.8%
SRS Distribution, Inc.(9)(10)	First lien senior secured loan	L + 3.75%	6/2/2028	9,975	9,906	9,943	3.5%
				46,235	46,020	46,149	16.3%
Education
Spring Education Group, Inc. (fka SSH Group Holdings, Inc.)(8)	First lien senior secured loan	L + 4.25%	7/30/2025	33,862	33,805	33,003	11.7%
Food and beverage
Balrog Acquisition, Inc. (dba Bakemark)(9)	First lien senior secured loan	L + 4.00%	9/5/2028	25,000	24,749	24,938	8.8%
Dessert Holdings(8)	First lien senior secured loan	L + 4.00%	6/9/2028	20,160	20,019	20,001	7.1%
Dessert Holdings(11)(12)(13)	First lien senior secured delayed draw term loan	L + 4.00%	6/9/2023	—	—	(2)	—%

Owl Rock Capital Corporation

Notes to Consolidated Financial Statements - Continued

ORCC Senior Loan Fund's Portfolio as of December 31, 2021 ($ in thousands)
Company(1)(2)(4)(5)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(3)	Fair Value	Percentage of Members' Equity
Sovos Brands Intermediate, Inc.(8)(10)	First lien senior secured loan	L + 3.75%	6/8/2028	20,724	20,676	20,693	7.3%
				65,884	65,444	65,630	23.2%
Healthcare equipment and services
Cadence, Inc.(6)	First lien senior secured loan	L + 5.00%	5/21/2025	26,714	26,363	26,195	9.3%
Cadence, Inc.(6)(11)(14)	First lien senior secured revolving loan	L + 5.00%	5/21/2024	2,055	2,004	1,912	0.7%
Medline Borrower, LP(6)(10)	First lien senior secured loan	L + 3.25%	10/23/2028	25,000	24,882	24,990	8.9%
Packaging Coordinators Midco, Inc.(8)(10)(14)	First lien senior secured loan	L + 3.75%	11/30/2027	4,987	4,975	4,983	1.8%
				58,756	58,224	58,080	20.7%
Healthcare providers and services
Confluent Health, LLC(6)	First lien senior secured loan	L + 4.00%	11/30/2028	20,575	20,473	20,472	7.3%
Confluent Health, LLC(11)(12)(13)(14)	First lien senior secured delayed draw term loan	L + 4.00%	11/30/2023	—	(22)	(22)	—%
Phoenix Newco, Inc. (dba Parexel)(6)(10)(14)	First lien senior secured loan	L + 3.50%	11/15/2028	27,500	27,363	27,489	9.7%
Unified Women's Healthcare, LP(6)	First lien senior secured loan	L + 4.25%	12/20/2027	19,950	19,857	19,863	7.0%
				68,025	67,671	67,802	24%
Healthcare technology
VVC Holdings Corp. (dba Athenahealth, Inc.)(8)(10)	First lien senior secured loan	L + 4.25%	2/11/2026	17,179	16,961	17,162	6.1%
Infrastructure and environmental services
CHA Holding, Inc.(8)	First lien senior secured loan	L + 4.50%	4/10/2025	40,693	40,471	40,171	14.2%
Insurance
AmeriLife Holdings LLC(6)(10)(14)	First lien senior secured loan	L + 4.00%	3/18/2027	7,980	7,940	7,946	2.8%

Owl Rock Capital Corporation

Notes to Consolidated Financial Statements - Continued

ORCC Senior Loan Fund's Portfolio as of December 31, 2021 ($ in thousands)
Company(1)(2)(4)(5)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(3)	Fair Value	Percentage of Members' Equity
Integro Parent Inc.(9)	First lien senior secured loan	L + 5.75%	10/31/2022	29,615	29,584	28,422	10.1%
Integro Parent Inc.(8)(11)(14)	First lien senior secured revolving loan	L + 4.50%	4/30/2022	6,000	6,000	5,764	2.0%
				43,595	43,524	42,132	14.9%
Internet software and services
DCert Buyer, Inc. (dba DigiCert)(6)(10)	First lien senior secured loan	L + 4.00%	10/16/2026	22,219	22,135	22,161	7.8%
Trader Interactive, LLC (fka Dominion Web Solutions, LLC)(9)(14)	First lien senior secured loan	L + 4.00%	7/28/2028	25,000	24,886	24,875	8.8%
				47,219	47,021	47,036	16.6%
Manufacturing
Engineered Machinery Holdings (dba Duravant)(8)(10)	First lien senior secured loan	L + 3.75%	5/19/2028	35,000	34,834	34,864	12.3%
Pro Mach Group, Inc.(8)(10)	First lien senior secured loan	L + 4.00%	8/31/2028	22,207	22,100	22,262	7.9%
Pro Mach Group, Inc.(10)(11)(13)(14)	First lien senior secured delayed draw term loan	L + 4.00%	8/31/2023	—	—	—	—%
Gloves Buyer, Inc. (dba Protective Industrial Products)(6)(14)	First lien senior secured loan	L + 4.00%	12/29/2027	7,500	7,463	7,463	2.6%
				64,707	64,397	64,589	22.8%
Professional Services
Apex Group Treasury, LLC(8)	First lien senior secured loan	L + 3.75%	7/27/2028	19,950	19,900	19,900	7.0%
Sovos Compliance, LLC(6)(10)	First lien senior secured loan	L + 4.50%	8/11/2028	17,055	17,011	17,087	6.1%
Sovos Compliance, LLC(10)(11)(13)	First lien senior secured delayed draw term loan	L + 4.50%	8/12/2023	—	—	—	—%
				37,005	36,911	36,987	13.1%
Total Debt Investments				798,420	794,202	790,277	279.9%
Total Investments				$798,420	$794,202	$790,277	279.9%

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
(6)
The interest rate on these loans is subject to 1 month LIBOR, which as of December 31, 2021 was 0.10%.
(7)
The interest rate on these loans is subject to 2 month LIBOR, which as of December 31, 2021 was 0.15%.
(8)
The interest rate on these loans is subject to 3 month LIBOR, which as of December 31, 2021 was 0.21%.
(9)
The interest rate on these loans is subject to 6 month LIBOR, which as of December 31, 2021 was 0.34%.
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

Notes to Consolidated Financial Statements - Continued

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

Owl Rock Capital Corporation

Notes to Consolidated Financial Statements - Continued

Below is selected balance sheet information for ORCC SLF as of December 31, 2021 and December 31, 2020:

($ in thousands)	December 31, 2021	December 31, 2020
Assets
Investments at fair value (amortized cost of $794,202 and $559,298, respectively)	$790,277	$554,710
Cash	60,723	9,385
Interest receivable	1,319	992
Prepaid expenses and other assets	111	237
Total Assets	$852,430	$565,324
Liabilities
Debt (net of unamortized debt issuance costs of $5,368 and $2,415, respectively)	$469,514	$347,564
Distributions payable	4,518	4,694
Payable for investments purchased	91,986	—
Accrued expenses and other liabilities	4,056	1,975
Total Liabilities	$570,074	$354,233
Members' Equity
Members' Equity	282,356	211,091
Members' Equity	282,356	211,091
Total Liabilities and Members' Equity	$852,430	$565,324

Below is selected statement of operations information for ORCC SLF for the years ended December 31, 2021, 2020 and 2019:

	For the Years Ended December 31,
($ in thousands)	2021	2020	2019
Investment Income
Interest income	$30,836	$32,163	$38,841
Other income	344	281	348
Total Investment Income	31,180	32,444	39,189
Expenses
Interest expense	9,745	12,611	17,426
Professional fees	797	691	718
Total Expenses	10,542	13,302	18,144
Net Investment Income Before Taxes	20,638	19,142	21,045
Taxes	731	533	967
Net Investment Income After Taxes	$19,907	$18,609	$20,078
Net Realized and Change in Unrealized Gain (Loss) on Investments
Net change in unrealized gain (loss) on investments	663	(3,450)	7,423
Net realized gain on investments	207	4	—
Total Net Realized and Change in Unrealized Gain (Loss) on Investments	870	(3,446)	7,423
Net Increase in Members' Equity Resulting from Operations	$20,777	$15,163	$27,501

Loan Origination and Structuring Fees

If the loan origination and structuring fees earned by ORCC SLF during a fiscal year exceed ORCC SLF’s expenses and other obligations (excluding financing costs), such excess is allocated to the Member(s) responsible for the origination of the loans pro rata in accordance with the total loan origination and structuring fees earned by ORCC SLF with respect to the loans originated by such Member; provided, that in no event will the amount allocated to a Member exceed 1% of the par value of the loans originated by such Member in any fiscal year. The loan origination and structuring fee is accrued quarterly and included in other income from controlled, affiliated investments on the Company’s Consolidated Statements of Operations and paid annually. On February 27, 2019, the Initial Members agreed to amend the terms of ORCC SLF’s operating agreement to eliminate the allocation of excess loan origination and structuring fees to the Members. As such, for the years ended December 31, 2021, 2020 and 2019, the Company accrued no income based on loan origination and structuring fees.

Owl Rock Capital Corporation

Notes to Consolidated Financial Statements - Continued

Note 5. Fair Value of Investments

Investments

The following tables present the fair value hierarchy of investments as of December 31, 2021 and December 31, 2020:

	Fair Value Hierarchy as of December 31, 2021
($ in thousands)	Level 1	Level 2	Level 3	Total
First-lien senior secured debt investments	$—	$—	$9,539,774	$9,539,774
Second-lien senior secured debt investments	—	—	1,921,447	1,921,447
Unsecured debt investments	—	—	196,485	196,485
Preferred equity investments	—	—	260,869	260,869
Common equity investments(1)	3,873	515	571,616	576,004
Subtotal	$3,873	$515	$12,490,191	$12,494,579
Investments measured at NAV(2)	—	—	—	247,061
Total Investments at fair value	$3,873	$515	$12,490,191	$12,741,640

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

Owl Rock Capital Corporation

Notes to Consolidated Financial Statements - Continued

The following tables present changes in the fair value of investments for which Level 3 inputs were used to determine the fair value as of and for the years ended December 31, 2021, 2020 and 2019:

	As of and for the Year Ended December 31, 2021
($ in thousands)	First-lien senior secured debt investments	Second-lien senior secured debt investments	Unsecured debt investments	Preferred equity investments	Common equity investments	Total
Fair value, beginning of period	$8,389,486	$1,949,703	$59,562	$22,157	$230,307	$10,651,215
Purchases of investments, net	5,342,940	884,294	130,137	223,853	403,627	6,984,851
Payment-in-kind	38,841	—	10,253	10,296	529	59,919
Proceeds from investments, net	(4,351,523)	(933,073)	—	(136)	(148,551)	(5,433,283)
Net change in unrealized gain (loss)	70,658	37,207	(3,802)	4,245	86,063	194,371
Net realized gains (losses)	(19,490)	(29,827)	—	—	(359)	(49,676)
Net amortization of discount on investments	68,015	13,143	335	454	—	81,947
Transfers into (out of) Level 3(1)	847	—	—	—	—	847
Fair value, end of period	$9,539,774	$1,921,447	$196,485	$260,869	$571,616	$12,490,191

________________

(1)
Transfers between levels, if any, are recognized at the beginning of the period in which the transfers occur. For the year ended December 31, 2021, transfers into Level 3 from Level 2 were a result of changes in the observability of significant inputs for certain portfolio companies.

	As of and for the Year Ended December 31, 2020
($ in thousands)	First-lien senior secured debt investments	Second-lien senior secured debt investments	Unsecured debt investments	Preferred equity investments(2)	Common equity investments(2)	Total
Fair value, beginning of period	$6,976,014	$1,544,457	$—	$—	$12,875	$8,533,346
Purchases of investments, net	2,757,217	561,456	56,435	22,157	303,319	3,700,584
Payment-in-kind	35,642	—	—	—	—	35,642
Proceeds from investments, net	(1,309,129)	(130,562)	—	—	(100,000)	(1,539,691)
Net change in unrealized gain (loss)	(50,336)	(29,749)	3,089	(6)	14,115	(62,887)
Net realized gains (losses)	(61,283)	—	—	—	—	(61,283)
Net amortization of discount on investments	41,361	4,101	38	6	(2)	45,504
Transfers into (out of) Level 3(1)	—	—	—	—	—	—
Fair value, end of period	$8,389,486	$1,949,703	$59,562	$22,157	$230,307	$10,651,215

________________

(1)
Transfers between levels, if any, are recognized at the beginning of the period in which the transfers occur. For the year ended December 31, 2020, transfers into Level 3 from Level 2 were a result of changes in the observability of significant inputs for certain portfolio companies.
(2)
As of and for the year ended December 31, 2020, preferred equity investments and common equity investments were reported in aggregate as equity investments.

Owl Rock Capital Corporation

Notes to Consolidated Financial Statements - Continued

	As of and for the Year Ended December 31, 2019
($ in thousands)	First-lien senior secured debt investments	Second-lien senior secured debt investments	Unsecured debt investments	Preferred equity investments(2)	Common equity investments(2)	Total
Fair value, beginning of period	$4,554,835	$1,074,873	$—	$—	$11,063	$5,640,771
Purchases of investments, net	3,879,913	543,273	—	—	3,439	4,426,625
Payment-in-kind	—	—	—	—	—	—
Proceeds from investments, net	(1,336,483)	(81,700)	—	—	(2,785)	(1,420,968)
Net change in unrealized gain (loss)	(17,359)	4,431	—	—	364	(12,564)
Net realized gains (losses)	(170)	—	—	—	794	624
Net amortization of discount on investments	29,739	3,580	—	—	—	33,319
Transfers into (out of) Level 3(1)	(134,461)	—	—	—	—	(134,461)
Fair value, end of period	$6,976,014	$1,544,457	$—	$—	$12,875	$8,533,346

________________

(1)
Transfers between levels, if any, are recognized at the beginning of the period in which the transfers occur. For the year ended December 31, 2019, transfers into Level 3 from Level 2 were a result of changes in the observability of significant inputs for certain portfolio companies.
(2)
As of and for the year ended December 31, 2019, preferred equity investments and common equity investments were reported in aggregate as equity investments.

The following tables present information with respect to net change in unrealized gains on investments for which Level 3 inputs were used in determining the fair value that are still held by the Company for the years ended December 31, 2021, 2020 and 2019:

($ in thousands)	Net change in unrealized gain (loss) for the Year Ended December 31, 2021 on Investments Held at December 31, 2021	Net change in unrealized gain (loss) for the Year Ended December 31, 2020 on Investments Held at December 31, 2020(1)	Net change in unrealized gain (loss) for the Year Ended December 31, 2019 on Investments Held at December 31, 2019(1)
First-lien senior secured debt investments	$59,528	$(53,756)	$(14,868)
Second-lien senior secured debt investments	11,446	(32,954)	4,346
Unsecured debt investments	(3,802)	3,089	—
Preferred equity investments	4,245	(6)	—
Common equity investments	86,059	14,115	364
Total Investments	$157,476	$(69,512)	$(10,158)

________________

(1)
For the years ended December 31, 2020 and 2019, preferred equity investments and common equity investments were reported in aggregate as equity investments.

The following tables present quantitative information about the significant unobservable inputs of the Company’s Level 3 investments as of December 31, 2021 and December 31, 2020. The weighted average range of unobservable inputs is based on fair value

Owl Rock Capital Corporation

Notes to Consolidated Financial Statements - Continued

of investments. The tables are not intended to be all-inclusive but instead capture the significant unobservable inputs relevant to the Company’s determination of fair value.

	As of December 31, 2021
($ in thousands)	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)	Impact to Valuation from an Increase in Input
First-lien senior secured debt investments	$8,670,821	Yield Analysis	Market Yield	(5.3% - 20.0%) 8.7%	Decrease
	868,953	Recent Transaction	Transaction Price	(90.5% - 99.4%) 97.4%	Increase
Second-lien senior secured debt investments(1)	$1,459,187	Yield Analysis	Market Yield	(7.8% - 15.0%) 9.6%	Decrease
	395,865	Recent Transaction	Transaction Price	(98.0% - 99.0%) 98.6%	Increase
	15,919	Collateral Analysis	Recovery Rate	(25.0% - 25.0%) 25.0%	Increase
Unsecured debt investments(2)	$179,730	Yield Analysis	Market Yield	(7.2% - 9.4%) 8.8%	Decrease
	5,135	Market Approach	EBITDA Multiple	(14.8x - 14.8x) 14.8x	Increase
Preferred equity investments	$181,394	Yield Analysis	Market Yield	(11.4% - 14.6%) 11.9%	Decrease
	75,863	Recent Transaction	Transaction Price	(97.3% - 100.0%) 98.1%	Increase
	3,612	Market Approach	EBITDA Multiple	(9.3x - 9.3x) 9.3x	Increase
Common equity investments	$488,629	Market Approach	EBITDA Multiple	(1.2x - 24.0x) 5.0x	Increase
	79,900	Recent Transaction	Transaction Price	(100.0% - 100.0%) 100.0%	Increase
	2,334	Market Approach	Transaction Price	($560.00-$560.00)$560.00	Increase
	753	Market Approach	Gross Profit Multiple	(27.0x - 27.0x) 27.0x	Increase

________________

(1)
Excludes Level 3 investments with an aggregate fair value amounting to $50.5 million, which the Company valued using indicative bid prices obtained from brokers.
(2)
Excludes Level 3 investments with an aggregate fair value amounting to $11.6 million, which the Company valued using indicative bid prices obtained from brokers.

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

Owl Rock Capital Corporation

Notes to Consolidated Financial Statements - Continued

Debt Not Carried at Fair Value

Fair value is estimated by discounting remaining payments using applicable current market rates, which take into account changes in the Company’s marketplace credit ratings, or market quotes, if available. The following table presents the carrying and fair values of the Company’s debt obligations as of December 31, 2021 and December 31, 2020.

	December 31, 2021		December 31, 2020
($ in thousands)	Net Carrying Value(1)	Fair Value	Net Carrying Value(2)	Fair Value
Revolving Credit Facility	$879,943	$879,943	$243,143	$243,143
SPV Asset Facility II	95,668	95,668	95,654	95,654
SPV Asset Facility III	188,979	188,979	373,238	373,238
SPV Asset Facility IV	152,727	152,727	291,644	291,644
CLO I	386,989	386,989	386,708	386,708
CLO II	256,942	256,942	257,686	257,686
CLO III	257,937	257,937	257,744	257,744
CLO IV	287,342	287,342	247,745	247,745
CLO V	194,167	194,167	194,128	194,128
CLO VI	258,093	258,093	—	—
2023 Notes	—	—	151,889	157,125
2024 Notes	406,481	427,000	418,372	433,000
2025 Notes	419,674	443,063	418,154	443,063
July 2025 Notes	493,637	518,750	492,095	520,000
2026 Notes	491,085	526,250	489,176	526,250
July 2026 Notes	978,537	1,017,500	975,346	1,012,500
2027 Notes	497,537	488,750	—	—
2028 Notes	833,588	837,250	—	—
Total Debt	$7,079,326	$7,217,350	$5,292,722	$5,439,628

________________

(1)
The carrying value of the Company’s Revolving Credit Facility, SPV Asset Facility II, SPV Asset Facility III, SPV Asset Facility IV, CLO I, CLO II, CLO III, CLO IV, CLO V, CLO VI, 2024 Notes, 2025 Notes, July 2025 Notes, 2026 Notes, July 2026 Notes, 2027 Notes and 2028 Notes are presented net of deferred financing costs of $12.4 million, $4.3 million, $1.0 million, $2.2 million, $3.0 million, $3.1 million, $2.1 million, $5.2 million, $1.8 million, $1.9 million, $5.0 million, $5.3 million, $6.4 million, $8.9 million, $21.5 million, $9.7 million and $16.4 million, respectively.
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

The following table presents fair value measurements of the Company’s debt obligations as of December 31, 2021 and December 31, 2020:

($ in thousands)	December 31, 2021	December 31, 2020
Level 1	$—	$—
Level 2	4,258,563	2,934,813
Level 3	2,958,787	2,504,816
Total Debt	$7,217,350	$5,439,628

Financial Instruments Not Carried at Fair Value

As of December 31, 2021 and December 31, 2020, the carrying amounts of the Company’s assets and liabilities, other than investments at fair value and debt, approximate fair value due to their short maturities.

Owl Rock Capital Corporation

Notes to Consolidated Financial Statements - Continued

Note 6. Debt

In accordance with the 1940 Act, with certain limitations, the Company is allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 150%. As of December 31, 2021 and December 31, 2020, the Company’s asset coverage was 182% and 206%, respectively.

Debt obligations consisted of the following as of December 31, 2021 and December 31, 2020:

	December 31, 2021
($ in thousands)	Aggregate Principal Committed	Outstanding Principal	Amount Available(1)	Net Carrying Value(2)
Revolving Credit Facility(3)(5)	$1,655,000	$892,313	$707,370	$879,943
SPV Asset Facility II	350,000	100,000	250,000	95,668
SPV Asset Facility III	500,000	190,000	310,000	188,979
SPV Asset Facility IV	250,000	155,000	95,000	152,727
CLO I	390,000	390,000	—	386,989
CLO II	260,000	260,000	—	256,942
CLO III	260,000	260,000	—	257,937
CLO IV	292,500	292,500	—	287,342
CLO V	196,000	196,000	—	194,167
CLO VI	260,000	260,000	—	258,093
2024 Notes(4)	400,000	400,000	—	406,481
2025 Notes	425,000	425,000	—	419,674
July 2025 Notes	500,000	500,000	—	493,637
2026 Notes	500,000	500,000	—	491,085
July 2026 Notes	1,000,000	1,000,000	—	978,537
2027 Notes(4)	500,000	500,000	—	497,537
2028 Notes	850,000	850,000	—	833,588
Total Debt	$8,588,500	$7,170,813	$1,362,370	$7,079,326
________________

(1)
The amount available reflects any collateral related limitations at the Company level related to each credit facility’s borrowing base.
(2)
The carrying value of the Company’s Revolving Credit Facility, SPV Asset Facility II, SPV Asset Facility III, SPV Asset Facility IV, CLO I, CLO II, CLO III, CLO IV, CLO V, CLO VI, 2024 Notes, 2025 Notes, July 2025 Notes, 2026 Notes, July 2026 Notes, 2027 Notes and 2028 Notes are presented net of deferred financing costs of $12.4 million, $4.3 million, $1.0 million, $2.2 million, $3.0 million, $3.1 million, $2.1 million, $5.2 million, $1.8 million, $1.9 million, $5.0 million, $5.3 million, $6.4 million, $8.9 million, $21.5 million, $9.7 million and $16.4 million respectively.
(3)
Includes the unrealized translation gain (loss) on borrowings denominated in foreign currencies.
(4)
Inclusive of change in fair market value of effective hedge.
(5)
The amount available is reduced by $55.3 million of outstanding letters of credit.

Owl Rock Capital Corporation

Notes to Consolidated Financial Statements - Continued

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
(5)
The amount available is reduced by $26.8 million of outstanding letters of credit.

For the years ended December 31, 2021, 2020 and 2019, the components of interest expense were as follows:

	For the Years Ended December 31,
($ in thousands)	2021	2020	2019
Interest expense	$192,652	$136,387	$125,311
Amortization of debt issuance costs	25,721	17,178	12,152
Net change in unrealized gain (loss) on effective interest rate swaps and hedged items(1)	759	(626)	(1,018)
Total Interest Expense	$219,132	$152,939	$136,445
Average interest rate	3.0%	3.5%	4.8%
Average daily borrowings	$6,329,332	$3,815,270	$2,576,121

________________

(1)
Refer to the 2023 Notes, 2024 Notes and 2027 Notes for details on each facility’s interest rate swap.

Owl Rock Capital Corporation

Notes to Consolidated Financial Statements - Continued

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

The maximum principal amount of the Revolving Credit Facility is $1.655 billion, subject to availability under the borrowing base, which is based on the Company’s portfolio investments and other outstanding indebtedness. As amended on September 22, 2021, maximum capacity under the Revolving Credit Facility may be increased to $2.2 billion through the Company’s exercise of an uncommitted accordion feature through which existing and new lenders may, at their option, agree to provide additional financing. The Revolving Credit Facility includes a $50 million limit for swingline loans and is secured by a perfected first-priority interest in substantially all of the portfolio investments held by the Company and each Guarantor, subject to certain exceptions.

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

The Revolving Credit Facility includes customary covenants, including certain limitations on the incurrence by the Company of additional indebtedness and on the Company’s ability to make distributions to the Company’s shareholders, or redeem, repurchase or

Owl Rock Capital Corporation

Notes to Consolidated Financial Statements - Continued

retire shares of stock, upon the occurrence of certain events and certain financial covenants related to asset coverage and liquidity and other maintenance covenants, as well as customary events of default. The agreement requires a minimum asset coverage ratio of 100% with respect to the Company’s consolidated assets and its subsidiaries, measured at the last day of any fiscal quarter and a minimum asset coverage ratio of no less than 2.00 to 1.00 with respect to its consolidated assets and its subsidiary guarantors (including certain limitations on the contribution of equity in financing subsidiaries as specified therein) to its secured debt and its subsidiary guarantors (the “Obligor Asset Coverage Ratio”), measured at the last day of each fiscal quarter. The agreement also includes concentration limits in connection with the calculation of the borrowing base, based upon the Obligor Asset Coverage Ratio.

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

SPV Asset Facility III

On December 14, 2018 (the “SPV Asset Facility III Closing Date”), ORCC Financing III LLC (“ORCC Financing III”), a Delaware limited liability company and newly formed subsidiary of the Company, entered into a Loan Financing and Servicing Agreement (the “SPV Asset Facility III”), with ORCC Financing III, as borrower, the Company, as equity holder and services provider, the lenders from time to time parties thereto (the “SPV Lenders III”), Deutsche Bank AG, New York Branch, as Facility Agent, State Street Bank and Trust Company, as Collateral Agent and Cortland Capital Market Services LLC, as Collateral Custodian. The parties to the SPV Asset Facility III have entered into various amendments, including those relating to the undrawn fee and make-whole fee and definition of “Change of Control.” The following describes the terms of SPV Asset Facility III as amended through December 13, 2021.

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

Owl Rock Capital Corporation

Notes to Consolidated Financial Statements - Continued

The SPV Asset Facility III provides for the ability to borrow, reborrow, repay and prepay advances under the SPV Asset Facility III until June 14, 2022 unless such period is extended or accelerated under the terms of the SPV Asset Facility III (the “SPV Asset Facility III Revolving Period”). Unless otherwise extended, accelerated or terminated under the terms of the SPV Asset Facility III, the SPV Asset Facility III will mature on the date that is two years after the last day of the SPV Asset Facility III Revolving Period (the “SPV Asset Facility III Stated Maturity”). Prior to the SPV Asset Facility III Stated Maturity, proceeds received by ORCC Financing III from principal and interest, dividends, or fees on assets must be used to pay fees, expenses and interest on outstanding advances, and the excess may be returned to the Company, subject to certain conditions. On the SPV Asset Facility III Stated Maturity, ORCC Financing III must pay in full all outstanding fees and expenses and all principal and interest on outstanding advances, and the excess may be returned to the Company.

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

On May 26, 2021, (the “SPV Asset Facility IV Amendment Date”), the parties to the SPV Asset Facility IV amended the SPV Asset Facility IV to extend the reinvestment period from August 2, 2021 until April 1, 2022 and to reduce the total commitments from $450 million to $250 million.

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

Amounts drawn bear interest at LIBOR (or, in the case of certain lenders that are commercial paper conduits, the lower of their cost of funds and LIBOR plus 0.25%) plus a spread ranging from 2.15% to 2.40%. The Company predominantly borrows utilizing LIBOR rate loans, generally electing one-month LIBOR upon borrowing; however, the SPV Asset Facility IV includes benchmark replacement provisions which provide that the benchmark rate will transition to term SOFR on a designated benchmark replacement date. From the Closing Date to the Commitment Termination Date, there is a commitment fee ranging from 0.50% to 0.75% per annum on the undrawn amount, if any, of the revolving commitments in the SPV Asset Facility IV. The SPV Asset Facility IV contains customary covenants, including certain financial maintenance covenants, limitations on the activities of ORCC Financing IV, including limitations on

Owl Rock Capital Corporation

Notes to Consolidated Financial Statements - Continued

incurrence of incremental indebtedness, and customary events of default. The SPV Asset Facility IV is secured by a perfected first priority security interest in the assets of ORCC Financing IV and on any payments received by ORCC Financing IV in respect of those assets. Assets pledged to the Lenders will not be available to pay the debts of the Company.

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

Owl Rock Capital Corporation

Notes to Consolidated Financial Statements - Continued

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

Owl Rock Capital Corporation

Notes to Consolidated Financial Statements - Continued

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

Owl Rock Capital Corporation

Notes to Consolidated Financial Statements - Continued

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

Owl Rock Capital Corporation

Notes to Consolidated Financial Statements - Continued

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

Owl Rock Capital Corporation

Notes to Consolidated Financial Statements - Continued

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

Unsecured Notes

2023 Notes

On December 21, 2017, the Company entered into a Note Purchase Agreement governing the issuance of $150 million in aggregate principal amount of unsecured notes (the “2023 Notes”) to institutional investors in a private placement. The issuance of $138.5 million of the 2023 Notes occurred on December 21, 2017, and $11.5 million of the 2023 Notes were issued in January 2018. The 2023 Notes had a fixed interest rate of 4.75% and were due on June 21, 2023. Interest on the 2023 Notes was due and ranked semiannually. This interest rate was subject to increase (up to a maximum interest rate of 5.50%) in the event that, subject to certain exceptions, the 2023 Notes ceased to have an investment grade rating. The Company was obligated to offer to repay the 2023 Notes at par if certain change in control events occur. The 2023 Notes were general unsecured obligations of the Company and ranked pari passu with all outstanding and future unsecured unsubordinated indebtedness issued by the Company.

The Note Purchase Agreement for the 2023 Notes contained customary terms and conditions for unsecured notes issued in a private placement, including, without limitation, affirmative and negative covenants such as information reporting, maintenance of the Company’s status as a BDC within the meaning of the 1940 Act and a RIC under the Code, minimum shareholders equity, minimum asset coverage ratio and prohibitions on certain fundamental changes at the Company or any subsidiary guarantor, as well as customary events of default with customary cure and notice, including, without limitation, nonpayment, misrepresentation in a material respect, breach of covenant, cross-default under other indebtedness of the Company or certain significant subsidiaries, certain judgments and orders, and certain events of bankruptcy.

The 2023 Notes were offered in reliance on Section 4(a)(2) of the Securities Act.

In connection with the offering of the 2023 Notes, on December 21, 2017 the Company entered into a centrally cleared interest rate swap. The notional amount of the interest rate swap was $150 million. The Company received fixed rate interest semi-annually at 4.75% and paid variable rate interest monthly based on 1-month LIBOR plus 2.545%. The interest rate swap matured on December 21, 2021. For the years ended December 31, 2021, 2020 and 2019, the Company made periodic payments of $4.0 million, $4.8 million and $7.4 million,

Owl Rock Capital Corporation

Notes to Consolidated Financial Statements - Continued

respectively. The interest expense related to the 2023 Notes is equally offset by the proceeds received from the interest rate swap. The swap adjusted interest expense is included as a component of interest expense on the Company’s Consolidated Statements of Operations. As of December 31, 2020, the interest rate swap had a fair value of $3.0 million. Depending on the nature of the balance at period end, the fair value of the interest rate swap is either included as a component of accrued expenses and other liabilities or prepaid expenses and other assets on the Company’s Consolidated Statements of Assets and Liabilities. The change in fair value of the interest rate swap is offset by the change in fair value of the 2023 Notes, with the remaining difference included as a component of interest expense on the Consolidated Statements of Operations.

On November 23, 2021, we caused notice to be issued to the holders of the 2023 Notes regarding our exercise of the option to redeem in full all $150 million in aggregate principal amount of the 2023 Notes at 100% of their principal amount, plus the accrued and unpaid interest thereon through, but excluding, the redemption date, December 23, 2021. On December 23, 2021, we redeemed in full all $150 million in aggregate principal amount of the 2023 Notes at 100% of their principal amount, plus the accrued and unpaid interest thereon through, but excluding, December 23, 2021.

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

In connection with the issuance of the 2024 Notes, on April 10, 2019 the Company entered into centrally cleared interest rate swaps. The notional amount of the interest rate swaps is $400 million. The Company will receive fixed rate interest at 5.25% and pay variable rate interest based on one-month LIBOR plus 2.937%. The interest rate swaps mature on April 10, 2024. For the years ended December 31, 2021, 2020 and 2019, the Company made periodic payments of $8.7 million, $19.3 million and $10.8 million, respectively. The interest expense related to the 2024 Notes is equally offset by the proceeds received from the interest rate swaps. The swap adjusted interest expense is included as a component of interest expense on the Company’s Consolidated Statements of Operations. As of December 31, 2021 and December 31, 2020, the interest rate swap had a fair value of $12.0 million and $26.9 million, respectively. Depending on the nature of the balance at period end, the fair value of the interest rate swap is either included as a component of accrued expenses and other liabilities or prepaid expenses and other assets on the Company’s Consolidated Statements of Assets and Liabilities. The change in fair value of the interest rate swap is offset by the change in fair value of the 2024 Notes, with the remaining difference included as a component of interest expense on the Consolidated Statements of Operations.

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

Owl Rock Capital Corporation

Notes to Consolidated Financial Statements - Continued

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

In connection with the issuance of the 2027 Notes, on April 26, 2021, the Company entered into centrally cleared interest rate swaps. The notional amount of the interest rate swaps is $500 million. The Company will receive fixed rate interest at 2.625% and pay variable rate interest based on one-month LIBOR plus 1.655%. The interest rate swaps mature on January 15, 2027. For the year ended December 31, 2021, the Company made periodic payments of $0.9 million. The interest expense related to the 2027 Notes is equally offset by the proceeds received from the interest rate swaps. The swap adjusted interest expense is included as a component of interest expense on the Company’s Consolidated Statements of Operations. As of December 31, 2021, the interest rate swap had a fair value of $7.6 million. Depending on the nature of the balance at period end, the fair value of the interest rate swap is either included as a component of accrued expenses and other liabilities or prepaid expenses and other assets on the Company’s Consolidated Statements of Assets and Liabilities. The change in fair value of the interest rate swap is offset by the change in fair value of the 2027 Notes, with the remaining difference included as a component of interest expense on the Consolidated Statements of Operations.

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

Owl Rock Capital Corporation

Notes to Consolidated Financial Statements - Continued

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

Owl Rock Capital Corporation

Notes to Consolidated Financial Statements - Continued

Note 7. Commitments and Contingencies

Portfolio Company Commitments

From time to time, the Company may enter into commitments to fund investments. As of December 31, 2021 and December 31, 2020, the Company had the following outstanding commitments to fund investments in current portfolio companies:

Portfolio Company	Investment	December 31, 2021	December 31, 2020
($ in thousands)
3ES Innovation Inc. (dba Aucerna)	First lien senior secured revolving loan	$3,893	$3,893
Accela, Inc.	First lien senior secured revolving loan	3,000	3,000
Alera Group, Inc.	First lien senior secured delayed draw term loan	417	—
AmSpec Group, Inc. (fka AmSpec Services Inc.)	First lien senior secured revolving loan	10,665	14,462
Apex Group Treasury, LLC	Second lien senior secured delayed draw term loan	25,147	—
Apptio, Inc.	First lien senior secured revolving loan	1,667	2,779
Aramsco, Inc.	First lien senior secured revolving loan	8,378	8,378
Ardonagh Midco 3 PLC	First lien senior secured GBP delayed draw term loan	11,038	16,950
Ascend Buyer, LLC (dba PPC Flexible Packaging)	First lien senior secured revolving loan	471	—
Associations, Inc.	First lien senior secured delayed draw term loan A	—	866
Associations, Inc.	First lien senior secured revolving loan	32,923	—
AxiomSL Group, Inc.	First lien senior secured delayed draw term loan	8,331	—
AxiomSL Group, Inc.	First lien senior secured revolving loan	18,227	9,341
Bayshore Intermediate #2, L.P. (dba Boomi)	First lien senior secured revolving loan	6,913	—
BCPE Osprey Buyer, Inc. (dba PartsSource)	First lien senior secured delayed draw term loan	28,014	—
BCPE Osprey Buyer, Inc. (dba PartsSource)	First lien senior secured revolving loan	11,855	—
BCTO BSI Buyer, Inc. (dba Buildertrend)	First lien senior secured revolving loan	2,339	5,357
Blend Labs, Inc.	First lien senior secured revolving loan	7,500	—
BP Veraison Buyer, LLC (dba Sun World)	First lien senior secured delayed draw term loan	29,054	—
BP Veraison Buyer, LLC (dba Sun World)	First lien senior secured revolving loan	8,716	—
Brightway Holdings, LLC	First lien senior secured revolving loan	3,158	—
Caiman Merger Sub LLC (dba City Brewing)	First lien senior secured revolving loan	—	12,881
Centrify Corporation	First lien senior secured revolving loan	6,817	—
CivicPlus, LLC	First lien senior secured delayed draw term loan	6,673	—
CivicPlus, LLC	First lien senior secured revolving loan	1,335	—
ConnectWise, LLC	First lien senior secured revolving loan	—	15,004
Definitive Healthcare Holdings, LLC	First lien senior secured delayed draw term loan	—	35,651
Definitive Healthcare Holdings, LLC	First lien senior secured revolving loan	—	10,870
Denali BuyerCo, LLC (dba Summit Companies)	First lien senior secured delayed draw term loan	9,849	—

Owl Rock Capital Corporation

Notes to Consolidated Financial Statements - Continued

Portfolio Company	Investment	December 31, 2021	December 31, 2020
Denali BuyerCo, LLC (dba Summit Companies)	First lien senior secured revolving loan	3,556	—
Diamondback Acquisition, Inc. (dba Sphera)	First lien senior secured delayed draw term loan	1,080	—
Dodge Data & Analytics LLC	First lien senior secured revolving loan	1,888	—
Douglas Products and Packaging Company LLC	First lien senior secured revolving loan	3,936	6,055
EET Buyer, Inc. (dba e-Emphasys)	First lien senior secured revolving loan	455	—
Endries Acquisition, Inc.	First lien senior secured revolving loan	—	27,000
Entertainment Benefits Group, LLC	First lien senior secured revolving loan	11,200	1,104
Evolution BuyerCo, Inc. (dba SIAA)	First lien senior secured revolving loan	10,709	—
Forescout Technologies, Inc.	First lien senior secured revolving loan	5,345	5,345
Fortis Solutions Group, LLC	First lien senior secured delayed draw term loan	1,347	—
Fortis Solutions Group, LLC	First lien senior secured revolving loan	462	—
Gainsight, Inc.	First lien senior secured revolving loan	3,357	—
Galls, LLC	First lien senior secured revolving loan	20,468	11,204
Gaylord Chemical Company, L.L.C.	First lien senior secured revolving loan	13,202	—
GC Agile Holdings Limited (dba Apex Fund Services)	First lien senior secured revolving loan	—	6,924
Gerson Lehrman Group, Inc.	First lien senior secured revolving loan	21,563	21,563
GI Ranger Intermediate, LLC (dba Rectangle Health)	First lien senior secured delayed draw term loan	614	—
GI Ranger Intermediate, LLC (dba Rectangle Health)	First lien senior secured revolving loan	369	—
Global Music Rights, LLC	First lien senior secured revolving loan	667	—
GovBrands Intermediate, Inc.	First lien senior secured delayed draw term loan	1,111	—
GovBrands Intermediate, Inc.	First lien senior secured revolving loan	793	—
Granicus, Inc.	First lien senior secured delayed draw term loan	1,006	—
Granicus, Inc.	First lien senior secured revolving loan	1,187	2,636
Guidehouse Inc.	First lien senior secured revolving loan	351	—
H&F Opportunities LUX III S.À R.L (dba Checkmarx)	First lien senior secured revolving loan	16,250	16,250
Hercules Borrower, LLC (dba The Vincit Group)	First lien senior secured revolving loan	20,916	20,916
HGH Purchaser, Inc. (dba Horizon Services)	First lien senior secured delayed draw term loan	49,359	5,346
HGH Purchaser, Inc. (dba Horizon Services)	First lien senior secured revolving loan	7,031	8,748
Hometown Food Company	First lien senior secured revolving loan	4,235	3,671
Ideal Tridon Holdings, Inc.	First lien senior secured revolving loan	3,927	4,828

Owl Rock Capital Corporation

Notes to Consolidated Financial Statements - Continued

Portfolio Company	Investment	December 31, 2021	December 31, 2020
IG Investments Holdings, LLC (dba Insight Global)	First lien senior secured revolving loan	1,987	—
Individual Foodservice Holdings, LLC	First lien senior secured delayed draw term loan	6,890	25,781
Individual Foodservice Holdings, LLC	First lien senior secured revolving loan	20,609	18,465
Inovalon Holdings, Inc.	First lien senior secured delayed draw term loan	18,988	—
Instructure, Inc.	First lien senior secured revolving loan	—	5,554
Integrity Marketing Acquisition, LLC	First lien senior secured revolving loan	14,832	14,832
Intelerad Medical Systems Incorporated (fka 11849573 Canada Inc.)	First lien senior secured revolving loan	1,607	4,530
Interoperability Bidco, Inc.	First lien senior secured delayed draw term loan	—	8,000
Interoperability Bidco, Inc.	First lien senior secured revolving loan	4,000	—
IQN Holding Corp. (dba Beeline)	First lien senior secured revolving loan	22,672	22,672
KPSKY Acquisition, Inc. (dba BluSky)	First lien senior secured delayed draw term loan	256	—
KWOR Acquisition, Inc. (dba Worley Claims Services)	First lien senior secured delayed draw term loan	—	2,063
KWOR Acquisition, Inc. (dba Alacrity Solutions)	First lien senior secured revolving loan	—	5,200
Lazer Spot G B Holdings, Inc.	First lien senior secured revolving loan	26,833	26,833
Lignetics Investment Corp.	First lien senior secured delayed draw term loan	3,922	—
Lignetics Investment Corp.	First lien senior secured revolving loan	3,922	—
Lightning Midco, LLC (dba Vector Solutions)	First lien senior secured revolving loan	—	8,953
Litera Bidco LLC	First lien senior secured delayed draw term loan	5,176	—
Litera Bidco LLC	First lien senior secured revolving loan	5,738	5,738
Medline Intermediate, LP	First lien senior secured revolving loan	7,190	—
Lytx, Inc.	First lien senior secured delayed draw term loan	—	14,092
Mavis Tire Express Services Corp.	Second lien senior secured delayed draw term loan	—	11,376
MHE Intermediate Holdings, LLC (dba OnPoint Group)	First lien senior secured delayed draw term loan	9,850	—
MHE Intermediate Holdings, LLC (dba OnPoint Group)	First lien senior secured revolving loan	15,536	—
Milan Laser Holdings LLC	First lien senior secured revolving loan	2,078	—
MINDBODY, Inc.	First lien senior secured revolving loan	6,071	6,071
Ministry Brands Holdings, LLC	First lien senior secured delayed draw term loan	226	—
Ministry Brands Holdings, LLC	First lien senior secured revolving loan	68	—
National Dentex Labs LLC (fka Barracuda Dental LLC)	First lien senior secured delayed draw term loan	3,980	30,437
National Dentex Labs LLC (fka Barracuda Dental LLC)	First lien senior secured revolving loan	6,322	5,854

Owl Rock Capital Corporation

Notes to Consolidated Financial Statements - Continued

Portfolio Company	Investment	December 31, 2021	December 31, 2020
Nelipak Holding Company	First lien senior secured revolving loan	4,288	7,597
Nelipak Holding Company	First lien senior secured revolving loan	7,518	2,948
NMI Acquisitionco, Inc. (dba Network Merchants)	First lien senior secured delayed draw term loan	4,073	—
NMI Acquisitionco, Inc. (dba Network Merchants)	First lien senior secured revolving loan	1,652	646
Norvax, LLC (dba GoHealth)	First lien senior secured revolving loan	2,761	12,273
Notorious Topco, LLC (dba Beauty Industry Group)	First lien senior secured delayed draw term loan	15,962	5,625
Notorious Topco, LLC (dba Beauty Industry Group)	First lien senior secured revolving loan	7,981	2,000
OB Hospitalist Group, Inc.	First lien senior secured revolving loan	13,533	—
Nutraceutical International Corporation	First lien senior secured revolving loan	—	13,578
Patriot Acquisition TopCo S.A.R.L (dba Corza Health, Inc.)	First lien senior secured revolving loan	13,538	—
Peter C. Foy & Associates Insurance Services, LLC (dba PCF Insurance Services)	First lien senior secured delayed draw term loan	8,695	37,955
Peter C. Foy & Associates Insurance Services, LLC (dba PCF Insurance Services)	First lien senior secured revolving loan	6,161	8,194
Pluralsight, LLC	First lien senior secured revolving loan	6,235	—
Professional Plumbing Group, Inc.	First lien senior secured revolving loan	—	5,757
Project Power Buyer, LLC (dba PEC-Veriforce)	First lien senior secured revolving loan	3,188	3,188
PS Operating Company LLC (fka QC Supply, LLC)	First lien senior secured revolving loan	2,650	633
QAD, Inc.	First lien senior secured revolving loan	3,429	—
Quva Pharma, Inc.	First lien senior secured revolving loan	4,000	—
Reef Global Acquisition LLC (fka Cheese Acquisition, LLC)	First lien senior secured revolving loan	5,377	5,377
Refresh Parent Holdings, Inc.	First lien senior secured delayed draw term loan	797	29,482
Refresh Parent Holdings, Inc.	First lien senior secured revolving loan	6,897	7,716
Relativity ODA LLC	First lien senior secured revolving loan	7,333	—
RSC Acquisition, Inc (dba Risk Strategies)	First lien senior secured revolving loan	—	1,702
Safety Products/JHC Acquisition Corp. (dba Justrite Safety Group)	First lien senior secured delayed draw term loan	—	924
Sara Lee Frozen Bakery, LLC (fka KSLB Holdings, LLC)	First lien senior secured revolving loan	8,700	4,440
Sonny's Enterprises LLC	First lien senior secured revolving loan	15,402	17,969
Swipe Acquisition Corporation (dba PLI)	First lien senior secured delayed draw term loan	10,230	18,461
Swipe Acquisition Corporation (dba PLI)	Letter of Credit	7,118	7,118
Tahoe Finco, LLC	First lien senior secured revolving loan	9,244	—
TC Holdings, LLC (dba TrialCard)	First lien senior secured revolving loan	7,685	7,685

Owl Rock Capital Corporation

Notes to Consolidated Financial Statements - Continued

Portfolio Company	Investment	December 31, 2021	December 31, 2020
TEMPO BUYER CORP. (dba Global Claims Services)	First lien senior secured delayed draw term loan	308	—
TEMPO BUYER CORP. (dba Global Claims Services)	First lien senior secured revolving loan	154	—
The Shade Store, LLC	First lien senior secured revolving loan	909	—
THG Acquisition, LLC (dba Hilb)	First lien senior secured delayed draw term loan	—	36,302
THG Acquisition, LLC (dba Hilb)	First lien senior secured revolving loan	8,608	8,608
Thunder Purchaser, Inc. (dba Vector Solutions)	First lien senior secured delayed draw term loan	10,965	—
Thunder Purchaser, Inc. (dba Vector Solutions)	First lien senior secured revolving loan	3,838	—
Trader Interactive, LLC (fka Dominion Web Solutions, LLC)	First lien senior secured revolving loan	—	4,471
Troon Golf, L.L.C.	First lien senior secured revolving loan	21,621	14,426
TSB Purchaser, Inc. (dba Teaching Strategies, Inc.)	First lien senior secured revolving loan	—	4,239
Ultimate Baked Goods Midco, LLC	First lien senior secured revolving loan	4,724	4,638
USRP Holdings, Inc. (dba U.S. Retirement and Benefits Partners)	First lien senior secured revolving loan	4,168	—
Valence Surface Technologies LLC	First lien senior secured delayed draw term loan	—	6,000
Valence Surface Technologies LLC	First lien senior secured revolving loan	49	10,000
Velocity HoldCo III Inc. (dba VelocityEHS)	First lien senior secured revolving loan	1,340	—
When I Work, Inc.	First lien senior secured revolving loan	925	—
WU Holdco, Inc. (dba Weiman Products, LLC)	First lien senior secured delayed draw term loan	14,829	—
WU Holdco, Inc. (dba Weiman Products, LLC)	First lien senior secured revolving loan	13,444	10,739
Wingspire Capital Holdings LLC	LLC Interest	51,962	82,462
Total Unfunded Portfolio Company Commitments		$963,808	$880,626

As of December 31, 2021, the Company believed they had adequate financial resources to satisfy the unfunded portfolio company commitments.

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

On November 3, 2020, the Board approved a repurchase program (the “Repurchase Plan”) under which the Company may repurchase up to $100 million of the Company’s outstanding common stock. Under the program, purchases may be made at management’s discretion from time to time in open-market transactions, in accordance with all applicable securities laws and regulations. Unless extended by the Board, the repurchase program will terminate 12-months from the date it was approved. On November 2, 2021, the Board approved an extension to the Repurchase Plan and, unless further extended by the Board, will terminate 12-months from that date. As of December 31, 2021, Goldman, Sachs & Co., as agent, has repurchased 186,150 shares of the Company’s common stock pursuant to the Repurchase Plan for approximately $2.6 million.

From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of its business. At December 31, 2021, management was not aware of any material pending or threatened litigation that would require accounting recognition or financial statement disclosure.

Owl Rock Capital Corporation

Notes to Consolidated Financial Statements - Continued

Note 8. Net Assets

Equity Issuances, IPO, Subscriptions and Drawdowns

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

There were no sales of the Company’s common stock during the years ended December 31, 2021 and 2020.

During the year ended December 31, 2019, the Company delivered the following capital call notices to investors.

Capital Drawdown Notice Date	Common Share Issuance Date	Number of Common Shares Issued	Aggregate Offering Price ($ in millions)
June 4, 2019	June 17, 2019	103,504,284	$1,580.5
March 8, 2019	March 21, 2019	19,267,823	300.0
January 30, 2019	February 12, 2019	29,220,780	450.0
Total		151,992,887	$2,330.5

Distributions

The following table reflects the distributions declared on shares of the Company’s common stock during the year ended December 31, 2021:

	December 31, 2021
Date Declared	Record Date	Payment Date	Distribution per Share
November 2, 2021	December 31, 2021	January 31, 2022	$0.31
August 3, 2021	September 30, 2021	November 15, 2021	$0.31
May 5, 2021	June 30, 2021	August 13, 2021	$0.31
February 23, 2021	March 31, 2021	May 14, 2021	$0.31

The following table reflects the distributions declared on shares of the Company’s common stock during the year ended December 31, 2020:

	December 31, 2020
Date Declared	Record Date	Payment Date	Distribution per Share
November 3, 2020	December 31, 2020	January 19, 2020	$0.31
May 28, 2019 (special dividend)	December 31, 2020	January 19, 2020	$0.08
August 4, 2020	September 30, 2020	November 13, 2020	$0.31
May 28, 2019 (special dividend)	September 30, 2020	November 13, 2020	$0.08
May 5, 2020	June 30, 2020	August 14, 2020	$0.31
May 28, 2019 (special dividend)	June 30, 2020	August 14, 2020	$0.08
February 19, 2020	March 31, 2020	May 15, 2020	$0.31
May 28, 2019 (special dividend)	March 31, 2020	May 15, 2020	$0.08

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

Owl Rock Capital Corporation

Notes to Consolidated Financial Statements - Continued

The following table reflects the common stock issued pursuant to the dividend reinvestment plan during the year ended December 31, 2021:

Date Declared	Record Date	Payment Date	Shares
August 3, 2021	September 30, 2021	November 15, 2021	800,451
May 5, 2021	June 30, 2021	August 13, 2021	935,064
February 23, 2021	March 31, 2021	May 14, 2021	815,703
November 4, 2020	December 31, 2020	January 19, 2021	1,435,099

The following table reflects the common stock issued pursuant to the dividend reinvestment plan during the year ended December 31, 2020:

Date Declared	Record Date	Payment Date	Shares
August 4, 2020	September 30, 2020	November 13, 2020	1,738,817
May 5, 2020	June 30, 2020	August 14, 2020	3,541,285
February 19, 2020	March 31, 2020	May 15, 2020	2,249,543
October 30, 2019	December 31, 2019	January 31, 2020	2,823,048

The following table reflects the common stock issued pursuant to the dividend reinvestment plan during the year ended December 31, 2019:

Date Declared	Record Date	Payment Date	Shares
May 28, 2019	September 30, 2019	November 15, 2019	2,974,103
June 4, 2019	June 14, 2019	August 15, 2019	3,965,754
February 27, 2019	March 31, 2019	May 14, 2019	2,882,297
November 6, 2018	December 31, 2018	January 31, 2019	2,613,223

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

The following table provides information regarding purchases of the Company’s common stock by Goldman, Sachs & Co., as agent, pursuant to the 10b5-1 plan for each month in the year ended December 31, 2020:

Period ($ in millions, except share and per share amounts)	Total Number of Shares Repurchased	Average Price Paid per Share	Approximate Dollar Value of Shares that have been Purchased Under the Plans	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan
January 1, 2020 - January 31, 2020	—	$—	$—	$150.0
February 1, 2020 - February 29, 2020	87,328	$15.17	$1.4	$148.6
March 1, 2020 - March 31, 2020	4,009,218	$12.46	$46.6	$102.0
April 1, 2020 - April 30, 2020	6,235,497	$11.95	$74.3	$27.7
May 1, 2020 - May 31, 2020	2,183,581	$12.76	$27.7	$—
June 1, 2020 - June 30, 2020	—	$—	$—	$—
July 1, 2020 - July 31, 2020	—	$—	$—	$—
August 1, 2020 - August 31, 2020	—	$—	$—	$—
Total	12,515,624		$150.0

Owl Rock Capital Corporation

Notes to Consolidated Financial Statements - Continued

On November 3, 2020, the Board approved the Repurchase Plan under which the Company may repurchase up to $100 million of the Company’s outstanding common stock. Under the program, purchases may be made at management’s discretion from time to time in open-market transactions, in accordance with all applicable securities laws and regulations. Unless extended by the Board, the repurchase program will terminate 12-months from the date it was approved. On November 2, 2021, the Board approved an extension to the Repurchase Plan and, unless further extended by the Board, will terminate 12-months from that date. As of December 31, 2021, Goldman, Sachs & Co., as agent, has repurchased 186,150 shares of the Company’s common stock pursuant to the Repurchase Plan for approximately $2.6 million.

The following table provides information regarding purchases of the Company’s common stock by Goldman, Sachs & Co., as agent, pursuant to the Repurchase Plan for each month in the year ended December 31, 2021:

Period ($ in millions, except share and per share amounts)	Total Number of Shares Repurchased	Average Price Paid per Share	Approximate Dollar Value of Shares that have been Purchased Under the Plans	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan
October 1, 2021 - October 31, 2021	—	$—	$—	$100.0
November 1, 2021 - November 30, 2021	22,900	$13.92	$0.3	$99.7
December 1, 2021 - December 31, 2021	163,250	$14.00	$2.3	$97.4
Total	186,150		$2.6

Note 9. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per common share for the years ended December 31, 2021, 2020 and 2019:

	For the Years Ended December 31,
($ in thousands, except per share amounts)	2021	2020	2019
Increase (decrease) in net assets resulting from operations	$624,882	$387,740	$498,001
Weighted average shares of common stock outstanding—basic and diluted	392,297,907	388,645,561	324,630,279
Earnings per common share-basic and diluted	$1.59	$1.00	$1.53

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

The following reconciles the increase in net assets resulting from operations for the fiscal years ended December 31, 2021, 2020, and 2019 to undistributed taxable income at December 31, 2021, 2020, and 2019, respectively:

Owl Rock Capital Corporation

Notes to Consolidated Financial Statements - Continued

	For the Years Ended December 31,
($ in millions)	2021(1)	2020	2019
Increase in net assets resulting from operations	$624.9	$387.7	$498.0
Adjustments:
Net unrealized (gain) loss on investments	$(179.8)	$76.0	$3.8
Other income (loss) for tax purposes, not book	(2.0)	14.2	(3.3)
Deferred organization costs	(0.1)	(0.1)	(0.1)
Other book-tax differences	4.0	2.0	2.0
Realized gain/loss differences	37.4	61.6	—
Taxable Income	$484.4	$541.5	$500.4

________________

(1)
Tax information for the fiscal year ended December 31, 2021 is estimated and is not considered final until the Company files its tax return.

For the year ended December 31, 2021

Total distributions declared of $486.9 million resulted in a tax dividend amount of $484.4 million that consisted of approximately $458.2 million of ordinary income and $26.2 million of long-term capital gains for the tax year ending December 31, 2021. The remaining $10.1 million will be reported in tax year December 31, 2022. For the calendar year ended December 31, 2021 the Company had no undistributed ordinary income or capital gains, as well as, $(51.7) million of net unrealized gains (losses) on investments and $(4.7) million of other temporary differences. For the year ended December 31, 2021, 85.2% of distributed ordinary income qualified as interest related dividend which is exempt from U.S. withholding tax applicable to non-U.S. shareholders.

During the year ended December 31, 2021, the Company increased the total distributable earnings (losses) and decreased additional paid in capital. These permanent differences were principally related to $4.0 million attributable to U.S. federal income tax, including excise taxes.

As of December 31, 2021, the net estimated unrealized loss for U.S. federal income tax purposes was $36.8 million based on a tax cost basis of $12.8 billion. As of December 31, 2021, the estimated aggregate gross unrealized loss for U.S. federal income tax purposes was $217.6 million and the estimated aggregate gross unrealized gain for U.S. federal income tax purposes was $180.8 million.

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

Owl Rock Capital Corporation

Notes to Consolidated Financial Statements - Continued

Taxable Subsidiaries

Certain of the Company’s consolidated subsidiaries are subject to U.S. federal and state corporate-level income taxes. For the years ended December 31, 2021 and 2020, the Company recorded a current tax expense of approximately $4.0 million and $2.1 million for taxable subsidiaries, respectively. For the year ended December 31, 2019, the Company did not record a current tax expense for taxable subsidiaries.

The Company recorded a net deferred tax liability of $12.0 million and $3.7 million as of December 31, 2021 and 2020 for taxable subsidiaries, respectively, which is significantly related to GAAP to tax outside basis differences in the taxable subsidiaries' investment in certain partnership interests.

Owl Rock Capital Corporation

Notes to Consolidated Financial Statements - Continued

Note 11. Financial Highlights

The following are the financial highlights for a common share outstanding during the years ended December 31, 2021, 2020, 2019, 2018, 2017 and 2016:

	For the Years Ended December 31,
($ in thousands, except share and per share amounts)	2021	2020	2019		2018	2017	2016
Per share data:
Net asset value, beginning of period	$14.74	$15.24	$15.10		$15.03	$14.85	$—
Net investment income(1)	1.25	1.33	1.54		1.68	1.40	0.42
Net realized and unrealized gain (loss)	0.33	(0.35)	0.08		(0.19)	0.13	0.36
Total from operations	1.58	0.98	1.62		1.49	1.53	0.78
Repurchase of common shares(2)	—	0.08	(0.03)		—	—	14.13
Distributions declared from earnings(2)	(1.24)	(1.56)	(1.45)		(1.42)	(1.35)	(0.06)
Total increase (decrease) in net assets	0.34	(0.50)	0.14		0.07	0.18	14.85
Net asset value, end of period	$15.08	$14.74	$15.24		$15.10	$15.03	$14.85
Shares outstanding, end of period	393,766,855	389,966,688	392,129,619		216,204,837	97,959,595	45,833,313
Per share market value at end of period	$14.16	12.66	17.89		N/A	N/A	N/A
Total Return, based on market value(3)	21.7%	(20.1)%	22.0	%(8)	N/A	N/A	N/A
Total Return, based on net asset value(4)	11.3%	8.7%	10.7%		10.2%	10.6%	(0.6)%
Ratios / Supplemental Data(5)(7)
Ratio of total expenses to average net assets(6)(7)	9.1%	5.0%	4.4%		6.4%	6.3%	6.5%
Ratio of net investment income to average net assets(7)	8.4%	9.1%	10.0%		10.9%	9.0%	2.9%
Net assets, end of period	$5,937,877	$5,746,434	$5,977,283		$3,264,845	$1,472,579	$680,525
Weighted-average shares outstanding	392,297,907	388,645,561	324,630,279		146,422,371	67,082,905	21,345,191
Total capital commitments, end of period	N/A	N/A	N/A		$5,471,160	$5,067,680	$2,313,237
Ratio of total contributed capital to total committed capital, end of period	N/A	N/A	N/A		57.4%	27.9%	28.8%
Portfolio turnover rate	43.1%	14.7%	17.7%		29.1%	30.8%	25.4%
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
(4)
Total return based on net asset value is calculated as the change in net asset value (“NAV”) per share during the period, plus distributions per share (assuming dividends and distributions, if any, are reinvested in accordance with the Company’s dividend reinvestment plan), if any, divided by the beginning NAV per share.
(5)
Does not include expenses of investment companies in which the Company invests.
(6)
Prior to the management and incentive fee waivers, the total expenses to average net assets for the years ended December 31, 2020, 2019, 2018 and 2017 were 7.3%, 5.9%, 6.4% and 6.3%, respectively.
(7)
For the year ended December 31, 2016, the ratio reflects an annualized amount, except in the case of non-recurring expenses (e.g. initial organization expenses).

Owl Rock Capital Corporation

Notes to Consolidated Financial Statements - Continued

(8)
Total return based on market value is calculated as the change in market value per share during the respective periods, taking into account dividends and distributions, if any, reinvested in accordance with the Company's dividend reinvestment plan. The beginning market value per share is based on the initial public offering price of $15.30 per share.

Note 12. Subsequent Events

In preparing these financial statements, the Company has evaluated events and transactions for potential recognition or disclosure through the date of issuance. There are no subsequent events to disclose except for the following:

On January 24, 2022, Brian Finn notified Owl Rock Capital Corporation of his intention to resign as a director of the Company, effective February 23, 2022. Mr. Finn has served on the Company’s Board of Directors since 2016 and currently serves as a member of the Audit Committee, Nominating and Corporate Governance Committee and Compensation Committee of the Board. Mr. Finn’s decision to resign was based on a desire to pursue other opportunities and not the result of any disagreement relating to the Company’s operations, policies or practices. On February 23, 2022, the Board accepted Mr. Finn's resignation and voted to reduce the size of the Board from seven to six members.

On February 23, 2022, the Board declared a distribution of $0.31 per share for shareholders of record on March 31, 2022 payable on or before May 13, 2022.

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

(b)
Management’s Report on Internal Controls Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act). Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 COSO Framework). Based on our evaluation under the framework in Internal Control—Integrated Framework (2013), management concluded that our internal control over financial reporting was effective as of December 31, 2021.

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

(d)
Changes in Internal Controls Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Our Board of Directors

As of December 31, 2021, our Board consisted of seven members. The Board is divided into three classes, with the members of each class serving staggered, three-year terms. The terms of our Class I directors will expire at the 2023 annual meeting of shareholders; the terms of our Class II directors will expire at the 2024 annual meeting of shareholders; and the terms of our Class III directors will expire at the 2022 annual meeting of shareholders.

Messrs. Kaye and Woolridge serve as Class I directors (with terms expiring in 2023). Mr. Temple and Ms. Weiler serve as Class II directors (with terms expiring in 2024). Messrs. D’Alelio and Packer serve as Class III directors (with terms expiring in 2022). On January 24, 2022, Mr. Finn notified the Company of his intention to resign as a director, effective February 23, 2022. On February 23, 2022, the Board accepted Mr. Finn's resignation and voted to reduce the size of the Board from seven to six directors. Mr. Finn served as a Class I director.

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

Name, Address, and Age(1)	Position(s) Held with the Company	Principal Occupation(s) During the Past 5 Years	Term of Office and Length of Time Served(2)	Number of Companies in Fund Complex(3) Overseen by Director	Other Directorships Held by Director or Nominee for Director
Independent Directors
Brian Finn, 61	Director	Private Investor Chief Executive Officer, Asset Management Finance Corporation (through 2013)	Class I Director since 2016	7

Owl Rock Capital Corporation II (“ORCC II”)

Owl Rock Capital Corporation III (“ORCC III”)

Owl Rock Technology Finance Corp. (“ORTF”)

Owl Rock Core Income Corp. ("ORCIC")

Owl Rock Technology Finance Corp. II ("ORTF II")

Owl Rock Tecnology Income Corp. ("ORTIC")

The Scotts Miracle Gro Company

Sarcos Technology and Robotics Corporation

Eric Kaye, 58	Director	Founder of Kayezen, LLC (formerly ARQ^EX Fitness Systems)	Class I Director since 2016; Term expires in 2023	7	ORCC II ORCC III ORTF ORCIC ORTF II ORTIC

Name, Address, and Age(1)	Position(s) Held with the Company	Principal Occupation(s) During the Past 5 Years	Term of Office and Length of Time Served(2)	Number of Companies in Fund Complex(3) Overseen by Director	Other Directorships Held by Director or Nominee for Director
Victor Woolridge, 65	Director	Managing Director of Barings Real Estate Advisers LLC	Class I Director since 2021; Term expires in 2023	7	ORCC II ORCC III ORTF ORCIC ORTF II ORTIC
Christopher M. Temple, 54	Director	President of DelTex Capital LLC	Class II Director since 2016; Term expires in 2024	7	ORCC II ORCC III ORTF ORCIC ORTF II ORTIC Plains All American Pipeline Company
Melissa Weiler, 57	Director	Private Investor Managing Director and member of the Management Committee of Crescent Capital Group (through 2020)	Class II Director since 2021, Term expires in 2024	7	ORCC II ORCC III ORTF ORCIC ORTF II ORTIC

Name, Address, and Age(1)	Position(s) Held with the Company	Principal Occupation(s) During the Past 5 Years	Term of Office and Length of Time Served(2)	Number of Companies in Fund Complex(3) Overseen by Director	Other Directorships Held by Director or Nominee for Director
Edward D'Alelio, 69	Chairman of the Board, Director	Retired	Class III Director since 2016; Term expires in 2022	7	ORCC II ORCC III ORTF ORCIC ORTF II ORTIC Blackstone/GSO Long Short Credit Fund Blackstone/GSO Sen. Flt Rate Fund
Interested Directors(4)
Craig W. Packer, 55	Chief Executive Officer, President and Director	Co-Founder of Owl Rock Capital Partners Co-Founder and Senior Managing Director of Blue Owl Co-Chief Investment Officer of each of the Owl Rock Advisers President and Chief Executive Officer of the Company, ORCC II, ORCC III, ORTF, ORCIC, ORTF II and ORTIC (the "Owl Rock BDCs") Co-Head of Leveraged Finance in the Americas, Goldman Sachs	Class III Director since 2016; Term expires in 2022	7	ORCC II ORCC III ORTF ORCIC ORTF II ORTIC Blue Owl Capital Inc. ("Blue Owl")

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
(4)
“Interested person” of the Company as defined in Section 2(a)(19) of the Investment Company Act of 1940 (the “1940 Act”). Mr. Packer is an “interested person” because of his affiliation with the Adviser.

Independent Directors

Mr. Kaye is the founder of Kayezen, LLC, a physical therapy and fitness equipment design company. Prior to founding Kayezen, LLC, Mr. Kaye served as a Vice Chairman and Managing Director of UBS Investment Bank, and a member of the division’s Global Operating and U.S. Executive Committees, from June 2001 to May 2012. For the majority of Mr. Kaye’s tenure with UBS, he was a Managing Director and led the firm’s Exclusive Sales and Divestitures Group, where he focused on advising middle market companies. Prior to joining UBS, Mr. Kaye has served as Global Co Head of Mergers & Acquisitions for Robertson Stephens, an investment banking firm, from February 1998 to June 2001. Mr. Kaye joined Robertson Stephens from PaineWebber where he served as Executive Director and head of the firm’s Technology Mergers & Acquisitions team. Since March 2016 and November 2016 he has served on the boards of directors of the Company and ORCC II, respectively, since August 2018 he has served on the board of directors of ORTF, since February 2020 and September 2020 he has served on the boards of directors of ORCC III and ORCIC, respectively and since August 2021 and November 2021 he has served on the boards of directors of ORTIC and ORTF II, respectively. Mr. Kaye holds a B.A. from Union College and an M.B.A. from Columbia Business School.

We believe Mr. Kaye’s management positions and experiences in the middle market provide the Board with valuable insight.

Mr. Finn served as the Chief Executive Officer of Asset Management Finance Corporation from 2009 to March 2013 and as its Chairman from 2008 to March 2013. From 2004 to 2008, Mr. Finn was Chairman and Head of Alternative Investments at Credit Suisse Group. Mr. Finn has held many positions within Credit Suisse and its predecessor firms, including President of Credit Suisse First Boston (CSFB), President of Investment Banking, Co President of Institutional Securities, Chief Executive Officer of Credit Suisse USA and a member of the Office of the Chairman of CSFB. He was also a member of the Executive Board of Credit Suisse. Mr. Finn served as principal and partner of private equity firm Clayton, Dubilier & Rice from 1997 to 2002. Mr. Finn currently serves as Chairman of Covr Financial Technologies Corp., a director of The Scotts Miracle Gro Company, and WaveGuide Corporation, Chairman of Star Mountain Capital, a lower middle market credit investment firm, Investment Partner of Nyca Partners, a financial technology venture capital firm, and a director of Sarcos Technology and Robotics Corporation. From March 2016 and November 2016 to February 23, 2022, he served on the boards of directors of the Company and ORCC II, respectively, from August 2018 to February 23, 2022, served on the board of directors of ORTF, from February 2020 and September 2020 to February 23, 2022, he served on the boards of directors of ORCC III and ORCIC, respectively and from August 2021 and November 2021 to February 23, 2022, he served on the boards of directors of ORTIC and ORTF II, respectively. Mr. Finn received a B.S. in Economics from The Wharton School, University of Pennsylvania.

We believe Mr. Finn’s numerous management positions and broad experiences in the financial services sector provide him with skills and valuable insight in handling complex financial transactions and issues, all of which make him well qualified to serve on the Board.

Mr. Temple has served as President of DelTex Capital LLC (a private investment firm) since its founding in 2010. Mr. Temple has served as an Operating Executive/Senior Advisor for Tailwind Capital, LLC, a New York based middle market private equity firm since June 2011. Prior to forming DelTex Capital, Mr. Temple served as President of Vulcan Capital, the investment arm of Vulcan Inc., from May 2009 until December 2009 and as Vice President of Vulcan Capital from September 2008 to May 2009. Prior to joining Vulcan in September 2008, Mr. Temple served as a managing director at Tailwind Capital, LLC from May to August 2008. Prior to joining Tailwind, Mr. Temple was a managing director at Friend Skoler & Co., Inc. from May 2005 to May 2008. From April 1996 to December 2004, Mr. Temple was a managing director at Thayer Capital Partners. Mr. Temple started his career in the audit and tax departments of KPMG’s Houston office and was a licensed CPA from 1989 to 1993. Mr. Temple has served on the board of directors of Plains GP Holdings, L.P., the general partner of Plains All American Pipeline Company since November 2016 and has served as a member of the Plains GP Holdings, L.P. compensation committee since November 2020 and as a director of Plains All American Pipeline, L.P’s (“PAA”) general partner from May 2009 to November 2016. He was a member of the PAA Audit Committee from 2009 to 2016. Prior public board service includes board and audit committee service for Clear Channel Outdoor Holdings from April 2011 to May 2016 and on the board and audit committee of Charter Communications Inc. from November 2009 through January 2011. In addition to public boards, as part of his role with Tailwind, Mr. Temple has served on private boards including Brawler Industries, and National HME and currently serves on the boards of Loenbro, Inc. and HMT, LLC. Since March 2016 and November 2016 he has served on the boards of directors of the Company and ORCC II, respectively, since August 2018 he has served on the board of directors of ORTF, since February 2020 and September 2020 he has served on the boards of directors of ORCC III and ORCIC, respectively and since August 2021 and November 2021 he has served on the boards of directors of ORTIC and ORTF II, respectively. Mr. Temple holds a B.B.A., magna cum laude, from the University of Texas and an M.B.A. from Harvard.

We believe Mr. Temple’s broad investment management background, together with his financial and accounting knowledge, brings important and valuable skills to the Board.

Mr. D’Alelio was formerly a Managing Director and CIO for Fixed Income at Putnam Investments, Boston, where he served from 1989 until he retired in 2002. While at Putnam, he served on the Investment Policy Committee, which was responsible for oversight of all investments. He also sat on various Committees including attribution and portfolio performance. Prior to joining Putnam, he was a portfolio manager at Keystone Investments and prior to that, he was an Investment Analyst at The Hartford Ins. Co. Since 2002, Mr. D’Alelio has served as an Executive in Residence at the University of Mass., Boston—School of Management. He is also chair of the investment committee of the Umass Foundation. He serves on the Advisory Committees of Ceres Farms. Since September 2009, he has served as director of Vermont Farmstead Cheese. Since January 2008 he has served on the board of Blackstone/GSO Long Short Credit Fund & Blackstone/GSO Sen. Flt Rate Fund. Since March 2016 and November 2016, he has served on the boards of directors of the Company and ORCC II, respectively, since August 2018 he has served on the board of directors of ORTF, since February 2020 and September 2020 he has served on the boards of directors of ORCC III and ORCIC, respectively and since August 2021 and November 2021 he has served on the boards of directors of ORTIC and ORTF II, respectively. Mr. D’Alelio’s previous corporate board assignments include Archibald Candy, Doane Pet Care, Trump Entertainment Resorts and UMass Memorial Hospital. Mr. D’Alelio is a graduate of the Univ. of Mass Boston and has an M.B.A. from Boston University.

We believe Mr. D’Alelio’s numerous management positions and broad experiences in the financial services sector provide him with skills and valuable insight in handling complex financial transactions and issues, all of which make him well qualified to serve on the Board.

Ms. Weiler was formerly a Managing Director and a member of the Management Committee of Crescent Capital Group, a Los Angeles-based asset management firm (“Crescent”), where she served from January 2011 until she retired in December 2020. During that time, Ms. Weiler was responsible for the oversight of Crescent’s CLO management business from July 2017 through December 2020, and managed several multi-strategy credit funds from January 2011 through June 2017. During her tenure at Crescent, she also served on the Risk Management and Diversity & Inclusion committees. From October 1995 to December 2010, Ms. Weiler was a Managing Director at Trust Company of the West, a Los Angeles-based asset management firm (“TCW”). At TCW, she managed several multi-strategy credit funds from July 2006 to December 2010, and served as lead portfolio manager for TCW’s high-yield bond strategy from October 1995 to June 2006. Ms. Weiler has served on the board of directors of Jefferies Financial Group Inc. since 2021. She is a member of the Cedars-Sinai Board of Governors and is actively involved in 100 Women in Finance. Ms. Weiler holds a B.S. in Economics from the Wharton School at the University of Pennsylvania. Ms. Weiler joined the boards of directors of the Company, ORCC II, ORCC III, ORTF and ORCIC in February 2021 and the boards of directors of ORTIC and ORTF II in August 2021 and November 2021, respectively.

We believe Ms. Weiler’s broad investment management background, together with her financial and accounting knowledge, brings important and valuable skills to the Board.

Mr. Woolridge was formerly a Managing Director of Barings Real Estate Advisers, LLC ("Barings"), the real estate investment unit of Barings LLC, a global asset management firm. Mr. Woolridge most recently served as Head of the U.S. Capital Markets for Equity Real Estate Funds at Barings. Mr. Woolridge previously served as Vice President and Managing Director and Head of Debt Capital Markets - Equities of Cornerstone Real Estate Advisers LLC (prior to its rebranding under the Barings name) ("Cornerstone") from January 2013 to September 2016 and as Vice President Special Servicing from January 2010 to January 2013. Prior to joining Cornerstone, Mr. Woolridge served as a Managing Director of Babson Capital Management LLC ("Babson") from January 2000 to January 2010. Prior to joining Babson, Mr. Woolridge served as Director of Loan Originations and Assistant Regional Director of MassMutual Financial Group from September 1982 to January 2000. Since 2009, Mr. Woolridge has served on the University of Massachusetts (UMass) Board of Trustees and has previously served as Chairman of the Board and as Chairman of the Board's Committee on Administration and Finance. Since 2019, Mr. Woolridge has served as Chairman of UMass Building Authority. Mr. Woolridge has also served on the UMass Foundation's investment committee since 2021. Mr. Woolridge previously served on the Board of Trustees of Baystate Health from 2005 to 2016, which included service as Chairman of the Board and on the Board's compensation, finance, governance and strategy committees. Mr. Woolridge holds a B.S. from the University of Massachusetts at Amherst and is a Certified Commercial Investment Member. Mr. Woolridge joined the boards of directors of the Company, ORCC II, ORCC III, ORTF, ORCIC, ORTIC, and ORTF II in November 2021.

We believe Mr. Woolridge's numerous management positions and broad experiences in the asset management and financial services sectors provide him with skills and valuable insight in handling complext financial transactions and issues, all of which makes him well qualified to serve on the Board of Directors.

Interested Director

Mr. Packer is the President and Chief Executive Officer of the Owl Rock BDCs, the Co-Chief Investment Officer of each of the Owl Rock Advisers, is a member of the Investment Committee of each of the Owl Rock Advisers, and was a Co-Founder of Owl Rock Capital Partners. Mr. Packer is also a Co-Founder and Senior Managing Director of Blue Owl, a member of Blue Owl's

Executive Committee and a member of Blue Owl's board of directors. . In addition, Mr. Packer has served on the boards of directors of the Company and ORCC II since March 2016 and November 2016, respectively, on the board of directors of ORTF since August 2018, and on the boards of directors of ORCC III and ORCIC since February 2020 and September 2020, respectively and since August 2021 and November 2021 he has served on the boards of directors of ORTIC and ORTF II, respectively. Prior to co‑founding Owl Rock, Mr. Packer was Co‑Head of Leveraged Finance in the Americas at Goldman, Sachs & Co., where he served on the Firmwide Capital Committee, Investment Banking Division (“IBD”) Operating Committee, IBD Client and Business Standards Committee and the IBD Risk Committee. Mr. Packer joined Goldman, Sachs & Co. as a Managing Director and Head of High Yield Capital Markets in 2006 and was named partner in 2008. Prior to joining Goldman Sachs, Mr. Packer was the Global Head of High Yield Capital Markets at Credit Suisse First Boston, and before that he worked at Donaldson, Lufkin & Jenrette Mr. Packer serves as Treasurer and member of the Board of Trustees of Greenwich Academy, and Co‑Chair of the Honorary Board of Kids in Crisis, a nonprofit organization that serves children in Connecticut, and on the Advisory Board for the McIntire School of Commerce, University of Virginia. Mr. Packer earned a B.S. from the University of Virginia and an M.B.A. from Harvard Business School.

We believe Mr. Packer’s depth of experience in corporate finance, capital markets and financial services gives the Board valuable industry‑specific knowledge and expertise on these and other matters, and his history with us and the Adviser, provide an important skillset and knowledge base to the Board.

Meetings and Attendance

The Board met nine times during 2021 and acted on various occasions by written consent. All directors then in office attended at least 75% of the aggregate number of meetings of the Board held during the period for which they were a director and of the respective committees on which they served during 2021.

Board Attendance at the Annual Meeting

Our policy is to encourage our directors to attend each annual meeting; however, such attendance is not required at this time.

Board Leadership Structure and Role in Risk Oversight

Overall responsibility for our oversight rests with the Board. We have entered into the Investment Advisory Agreement pursuant to which the Adviser will manage the Company on a day-to-day basis. The Board is responsible for overseeing the Adviser and our other service providers in accordance with the provisions of the 1940 Act, applicable provisions of state and other laws and our charter. As of December 31, 2021, the Board was composed of seven members, six of whom were directors who are not “interested persons” of the Company or the Adviser as defined in the 1940 Act. As of February 23, 2022, the Board is composed of six members, five of whom are directors who are not "interested persons" of the Company or the Adviser as defined in the 1940 Act. The Board meets in person at regularly scheduled quarterly meetings each year. In addition, the Board may hold special in-person or telephonic meetings or informal conference calls to discuss specific matters that may arise or require action between regular meetings. As described below, the Board has established a Nominating and Corporate Governance Committee, a Compensation Committee and an Audit Committee, and may establish ad hoc committees or working groups from time to time, to assist the Board in fulfilling its oversight responsibilities. The Board has appointed Edward D’Alelio, an independent director, to serve in the role of Chairman of the Board. The Chairman’s role is to preside at all meetings of the Board and to act as a liaison with the Adviser, counsel and other directors generally between meetings. The Chairman serves as a key point person for dealings between management and the directors. The Chairman also may perform such other functions as may be delegated by the Board from time to time. The Board reviews matters related to its leadership structure annually. The Board has determined that the Board’s leadership structure is appropriate because it allows the Board to exercise informed and independent judgment over the matters under its purview and it allocates areas of responsibility among committees of directors and the full Board in a manner that enhances effective oversight.

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

As of December 31, 2021, the members of each of the Board’s committees were as follows (the names of the respective committee chairperson are bolded):

Audit Committee	Nominating and Corporate Governance Committee	Compensation Committee
Edward D'Alelio	Edward D'Alelio	Edward D'Alelio
Christopher M. Temple	Christopher M. Temple	Christopher M. Temple
Eric Kaye	Eric Kaye	Eric Kaye
Brian Finn	Brian Finn	Brian Finn
Melissa Weiler	Melissa Weiler	Melissa Weiler
Victor Woolridge	Victor Woolridge	Victor Woolridge

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

The Audit Committee had nine formal meetings in 2021.

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

The Nominating and Corporate Governance Committee had five formal meetings in 2021.

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

As none of our executive officers are currently compensated by us, the Compensation Committee will not produce and/or review a report on executive compensation practices. The Compensation Committee had two formal meetings in 2021. Each member of the Compensation Committee (during the period for which he has been a member of the committee) who served on such committee during the 2021 fiscal year attended the meeting.

Section 16(a) Beneficial Ownership Reporting Compliance

Pursuant to Section 16(a) of the Exchange Act, the Company’s directors and executive officers, and any persons holding more than 10% of its shares, are required to report their beneficial ownership and any changes therein to the SEC and the Company. Specific due dates for those reports have been established, and the Company is required to report herein any failure to file such reports by those due dates. Based on the Company’s review of Forms 3, 4, and 5 filed by such persons and information provided by the Company’s directors and officers, the Company believes that during the fiscal year ended December 31, 2021, all Section 16(a) filing requirements applicable to such persons were timely filed.

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

Information about Executive Officers Who Are Not Directors

The following sets forth certain information regarding the executive officers of the Company who are not directors of the Company.

Name	Age	Position	Officer Since
Karen Hager	49	Chief Compliance Officer	2018
Bryan Cole	37	Chief Accounting Officer	2017
Alexis Maged	56	Vice President	2017
Neena Reddy	43	Vice President and Secretary	2019
Alan Kirshenbaum	51	Executive Vice President	2020
Jonathan Lamm	47	Chief Financial Officer and Chief Operating Officer	2021
Matthew Swatt	33	Co-Treasurer and Co-Controller	2021
Shari Withem	39	Co-Treasurer and Co-Controller	2021

The address for each of our executive officers is c/o Owl Rock Capital Corporation, 399 Park Avenue, 38th Floor, New York, New York 10022.

Ms. Hager is a Managing Director of Blue Owl, a member of the firm's Operating Committee and also serves as the Chief Compliance Officer of each of the Owl Rock BDCs, Blue Owl and each of Blue Owl's registered investment advisers, including the Owl Rock Advisers. Prior to joining Owl Rock in March 2018, Ms. Hager was Chief Compliance Officer at Abbott Capital Management. Previous to Abbott, Ms. Hager worked as SVP, Director of Global Compliance and Chief Compliance Officer at The Permal Group, and as Director of Compliance at Dominick & Dominick Advisors LLC. Prior to joining Dominick & Dominick Advisors LLC, Ms. Hager was a Senior Securities Compliance Examiner/Staff Accountant at the US Securities and Exchange Commission. Ms. Hager received a B.S. in Accounting from Brooklyn College of the City University of New York.

Mr. Cole is a Managing Director of Blue Owl and serves as the Chief Operating Officer and Chief Financial Officer of ORCC II, ORCC III, ORCIC and ORTIC, and as the Chief Accounting Officer and Controller of the Company, ORTF and ORTF II. Prior to joining Owl Rock in January 2016, Mr. Cole was Assistant Controller of Business Development Corporation of America, a non-traded business development company, where he was responsible for overseeing the finance, accounting, financial reporting, operations and internal controls functions. Preceding that role, Mr. Cole worked within the Financial Services—Alternative Investments practice of PwC where he specialized in financial reporting, fair valuation of illiquid investments and structured products, internal controls and other technical accounting matters pertaining to alternative investment advisors, hedge funds, business development companies and private equity funds. Mr. Cole received a B.S. in Accounting from Fordham University and is a licensed Certified Public Accountant in New York.

Mr. Maged is a Managing Director in the Owl Rock division of Blue Owl and also serves as the Head of Credit for each of the Owl Rock Advisers and as Vice President of each of the Owl Rock BDCs and is a member of the Investment Committee of each of the Owl Rock Advisers. Prior to joining Owl Rock in 2016, Mr. Maged was Chief Financial Officer of Barkbox, Inc., a New York based provider of pet themed products and technology, from 2014 to 2015. Prior to that, Mr. Maged was a Managing Director with Goldman Sachs & Co. from 2007 until 2014. At Goldman Sachs & Co., Mr. Maged held several leadership positions, including Chief Operating Officer of the investment bank’s Global Credit Finance businesses, Co-Chair of the Credit Markets Capital Committee and a member of the Firmwide Capital Committee. Prior to assuming that role in 2011, Mr. Maged served as Chief Underwriting Officer for the Americas and oversaw the U.S. Bank Debt Portfolio Group and US Loan Negotiation Group. From mid-2007 to the end of 2008, Mr. Maged was Head of Bridge Finance Capital Markets in the Americas Financing Group’s Leveraged Finance Group, where he coordinated the firm’s High Yield Bridge Lending and Syndication business. Prior to joining Goldman, Sachs & Co, Mr. Maged was Head of the Bridge Finance Group at Credit Suisse and also worked in the Loan Capital Markets Group at Donaldson, Lufkin and Jenrette. Upon DLJ’s merger with Credit Suisse in 2000, Mr. Maged joined Credit Suisse’s Syndicated Loan Group and, in 2003, founded its Bridge Finance Group. Earlier in his career, Mr. Maged was a member of the West Coast Sponsor Coverage Group at Citigroup and the Derivatives Group at Republic National Bank, as well as a founding member of the Loan Syndication Group at Swiss Bank Corporation. Mr. Maged received a B.A. from Vassar College and an M.B.A. from New York University Stern School of Business.

Ms. Reddy is a Managing Director, the General Counsel and the Secretary of Blue Owl Capital Inc., Chief Legal Officer of all of Blue Owl’s registered investment advisers, including the Owl Rock Advisers and a member of the firm’s Executive Committee and Operating Committee. Ms. Reddy also serves as Vice President and Secretary of each of the Owl Rock BDCs. Prior to joining Owl Rock from June 2010 to April 2019, Ms. Reddy was associate general counsel at Goldman, Sachs & Co LLC, dedicated to Goldman Sachs Asset Management L.P., where she was responsible for GSAM managed direct alternative products, including private credit. Prior to GSAM, Ms. Reddy practiced as a corporate attorney at Boies Schiller & Flexner LLP and at Debevoise & Plimpton LLP. Prior to becoming an attorney, Ms. Reddy was a financial analyst in the private wealth division at Goldman, Sachs & Co. Ms. Reddy received a B.A. in English, magna cum laude, from Georgetown University and a J.D. from New York University School of Law.

Mr. Kirshenbaum is Executive Vice President of the Owl Rock BDCs, the Chief Financial Officer of Blue Owl and also serves as the Chief Operating Officer and Chief Financial Officer of the Owl Rock Advisers. Mr. Kirshenbaum has served on the board of directors of ORTIC and ORTF II since June 2021 and October 2021, respectively. Previously, Mr. Kirshenbaum served as Chief Operating Officer and Chief Financial Officer of the Company and ORTF, and as Chief Operating Officer of ORCC II, ORCC III and ORCIC. In addition, Mr. Kirshenbaum served on the boards of directors of ORCC and ORCC II from 2015-2021, ORTF from 2018-2021, and the Company and ORCIC from 2020-2021. Prior to Owl Rock, Mr. Kirshenbaum was Chief Financial Officer of Sixth Street Specialty Lending, Inc., a business development company traded on the NYSE (TSLX). Mr. Kirshenbaum was responsible for building and overseeing TSLX's finance, treasury, accounting and operations functions from August 2011 through October 2015, including during its initial public offering in March 2014. From 2011 to 2013, Mr. Kirshenbaum was also Chief Financial Officer of TPG Special Situations Partners. From 2007 to 2011, Mr. Kirshenbaum was the Chief Financial Officer of Natsource, a private investment firm and, prior to that, Managing Director, Chief Operating Officer and Chief Financial Officer of MainStay Investments. Mr. Kirshenbaum joined Bear Stearns Asset Management ("BSAM") in 1999 and was BSAM's Chief Financial Officer from 2003 to 2006. Before joining BSAM, Mr. Kirshenbaum worked in public accounting at KPMG and J.H. Cohn. Mr. Kirshenbaum is actively involved in a variety of non-profit organizations including the Boy Scouts of America and as trustee for the Jewish Federation of Greater MetroWest NJ. Mr. Kirshenbaum is also a member of the Rutgers University Dean's Cabinet. Mr. Kirshenbaum received a B.S. from Rutgers University and an M.B.A. from New York University Stern School of Business.

Mr. Lamm is a Managing Director of Blue Owl a Vice President of ORCC II, ORCC III, ORCIC and ORTIC, and the Chief Operating Officer and Chief Financial Officer of the Company, ORTF and ORTF II. Prior to joining Owl Rock, a division of Blue Owl, in April 2021, Mr. Lamm served as the Chief Financial Officer and Treasurer of Goldman Sachs BDC, Inc. ("GSBD"), a business development company traded on the New York Stock Exchange. Mr. Lamm was responsible for building and overseeing GSBD's finance, treasury, accounting and operations functions from April 2013 through March 2021, including during its initial public offering in March 2015. During his time at Goldman Sachs, Mr. Lamm also served as Chief Financial Officer and Treasurer of Goldman Sachs Private Middle Market Credit LLC, Goldman Sachs Private Middle Market Credit II LLC and Goldman Sachs Middle Market Lending Corp. prior to the completion of its merger with GSBD in October 2020. Throughout his twenty-two years at Goldman Sachs, Mr. Lamm held various positions. From 2013 to 2021, Mr. Lamm served as Managing Director, Chief Operating Officer and Chief Financial Officer at GSAM Credit Alternatives. From 2007 to 2013, Mr. Lamm served as Vice President, Chief Operating Officer and Chief Financial Officer at GSAM Credit Alternatives. From 2005 to 2007, Mr. Lamm served as Vice President in the Financial Reporting group and, from 1999 to 2005, he served as a Product Controller. Prior to joining Goldman Sachs, Mr. Lamm worked in public accounting at Deloitte & Touche.

Mr. Swatt is a Managing Director of Blue Owl and also serves as the Co-Chief Accounting Officer of ORCC II, ORCC III, ORCIC and ORTIC, and as the Co-Treasurer and Co-Controller of each of the Owl Rock BDCs. Prior to joining Owl Rock in May 2016, Mr. Swatt was an Assistant Controller at Guggenheim Partners in their Private Credit group, where he was responsible for the finance, accounting, and financial reporting functions. Preceding that role, Mr. Swatt worked within the Financial Services

--Alternative Investments practice of PwC where he specialized in financial reporting, fair valuation of illiquid investments and structured products, internal controls and other technical accounting matters pertaining to alternative investment advisors, hedge funds, business development companies and private equity funds. Mr. Swatt received a B.S. in Accounting from the University of Maryland and is a licensed Certified Public Accountant in New York.

Ms. Withem is a Managing Director of Blue Owl and also serves as the Co-Chief Accounting Officer of ORCC II, ORCC III, ORCIC and ORTIC, and as the Co-Treasurer and Co-Controller of each of the Owl Rock BDCs. Prior to joining Owl Rock in March 2018, Ms. Withem was Vice President of Sixth Street Specialty Lending, Inc. (formerly TPG Specialty Lending, Inc.), a business development company traded on the NYSE (TSLX), where she was responsible for accounting, financial reporting, treasury and internal controls functions. Preceding that role, Ms. Withem worked for MCG Capital Corporation, a business development company formerly traded on the Nasdaq (MCGC) and Deloitte in the Audit and Assurance Practice. Ms. Withem received a B.S. in Accounting from James Madison University and is licensed as a Certified Public Accountant in Virginia.

Portfolio Managers

The management of our investment portfolio is the responsibility of the Adviser and the Investment Committee. We consider these individuals to be our portfolio managers. The Investment Team, is led by Douglas I. Ostrover, Marc S. Lipschultz and Craig W. Packer and is supported by certain members of the Adviser’s senior executive team and the Investment Committee. The Investment Team, under the Investment Committee’s supervision, sources investment opportunities, conducts research, performs due diligence on potential investments, structures our investments and will monitor our portfolio companies on an ongoing basis. The Investment Committee meets regularly to consider our investments, direct our strategic initiatives and supervise the actions taken by the Adviser on our behalf. In addition, the Investment Committee reviews and determines whether to make prospective investments (including approving parameters or guidelines pursuant to which investments in broadly syndicated loans may be made) and monitors the performance of the investment portfolio. Each investment opportunity requires the approval of a majority of the Investment Committee. Follow-on investments in existing portfolio companies may require the Investment Committee’s approval beyond that obtained when the initial investment in the portfolio company was made. In addition, temporary investments, such as those in cash equivalents, U.S. government securities and other high quality debt investments that mature in one year or less, may require approval by the Investment Committee. The compensation packages of certain Investment Committee members from the Adviser include various combinations of discretionary bonuses and variable incentive compensation based primarily on performance for services provided and may include shares of Blue Owl.

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

The Investment Team performs a similar role for ORCC II, ORCC III and ORCIC and certain members of the Investment Team also perform a similar role for ORTF, ORTF II and ORTIC, from which the Adviser and its affiliates may receive incentive fees. See “ITEM 1. BUSINESS – Affiliated Transactions” for a description of the Owl Rock Advisers’ allocation policy governing allocations of investments among us and other investment vehicles with similar or overlapping strategies, as well as a description of certain other relationships between us and the Adviser. See “ITEM 1A. RISK FACTORS —We may compete for capital and investment opportunities with other entities managed by our Adviser or its affiliates, subjecting our Adviser to certain conflicts of interests” for a discussion of potential conflicts of interests.

The members of the Investment Committee function as portfolio managers with the most significant responsibility for the day-to-day management of our portfolio. The Investment Committee is comprised of Douglas I. Ostrover, Marc S. Lipschultz, Craig W. Packer, Alexis Maged and Jeff Walwyn. Information regarding the Investment Committee, is as follows:

Name	Year of Birth
Douglas I. Ostrover	1962
Marc S. Lipschultz	1969
Craig W. Packer	1966
Alexis Maged	1965
Jeff Walwyn	1979

In addition to managing our investments, as of December 31, 2021, our portfolio managers also managed investments on behalf of the following entities:

Name	Entity	Investment Focus	Gross Assets ($ in millions)
Owl Rock Capital Corporation II	Business development company	U.S. middle-market lending	$2,501.1
Owl Rock Capital Corporation III	Business development company	U.S. middle-market lending	$2,944.4
Owl Rock Technology Finance Corp.	Business development company	U.S. middle market technology lending	$6,291.7
Owl Rock Core Income Corp.	Business development company	U.S. middle-market lending	$3,163.7
Owl Rock Technology Finance Corp. II	Business development company	U.S. middle market technology lending	$45.0
Owl Rock Technology Income Corp.	Business development company	U.S. middle market technology lending	$0.1

As of December 31, 2021, our portfolio managers also managed private funds (the "Owl Rock Private Funds" and together with the Owl Rock BDCs, the "Owl Rock Clients") with a total of approximately $4.6 billion in gross assets.

The management and incentive fees payable by the Owl Rock Clients are based on the gross or net assets and performance, respectively of each Owl Rock Client.

Biographical information regarding the member of the Investment Committee, who is not a director or executive officer of the Company is as follows:

Douglas I. Ostrover

Mr. Ostrover serves as Chief Executive Officer and Co-Chief Investment Officer of each of the Owl Rock Advisers, is a member of the Investment Committee of each of the Owl Rock BDCs and was a Co-Founder of Owl Rock Capital Partners. Mr. Ostrover is also a Co-Founder and Chief Executive Officer of Blue Owl, a member of Blue Owl's Executive Committee and a member of Blue Owl's board of directors. Mr. Ostrover has served on the boards of directors of ORCC and ORCC II since March 2016 and November 2016, respectively, on the board of directors of ORTF since August 2018, and on the boards of directors of the Company and ORCIC since February 2020 and September 2020, respectively. In addition, since April 2020, Mr. Ostrover has served on the board of Jaws Acquisition Corp. Prior to co-founding Owl Rock, Mr. Ostrover was one of the founders of GSO Capital Partners (GSO), Blackstone's alternative credit platform, and a Senior Managing Director at Blackstone until June 2015. Prior to co-founding GSO in 2005, Mr. Ostrover was a Managing Director and Chairman of the Leveraged Finance Group of Credit Suisse First Boston (CSFB). Prior to his role as Chairman, Mr. Ostrover was Global Co-Head of CSFB's Leveraged Finance Group, during which time he was responsible for all of CSFB's origination, distribution and trading activities relating to high yield securities, leveraged loans, high yield credit derivatives and distressed securities. Mr. Ostrover was a member of CSFB's Management Council and the Fixed Income Operating Committee. Mr. Ostrover joined CSFB in November 2000 when CSFB acquired Donaldson, Lufkin & Jenrette ("DLJ"), where he was a Managing Director in charge of High Yield and Distressed Sales, Trading and Research. Mr. Ostrover had been a member of DLJ's high yield team since he joined the firm in 1992. Mr. Ostrover is actively involved in non-profit organizations including serving on the Board of Directors of the Michael J. Fox Foundation. Mr. Ostrover is also a board member of the Brunswick School. Mr. Ostrover received a B.A. in Economics from the University of Pennsylvania and an M.B.A. from New York University Stern School of Business.

Marc S. Lipschultz

Mr. Lipschultz serves as Co-Chief Investment Officer of each of the Owl Rock Advisers, and is a member of the Adviser’s Investment Committee and was Co-Founder of Owl Rock Capital Partners. Mr. Lipschultz is also Co-Founder and Co-President of Blue Owl, a member of Blue Owl's Executive Committee and a member of Blue Owl's board of directors. Prior to founding Owl Rock, Mr. Lipschultz spent more than two decades at KKR, and he served on the firm’s Management Committee and as the Global Head of Energy and Infrastructure. Mr. Lipschultz has a wide range of experience in alternative investments, including leadership roles in private equity, infrastructure and direct-asset investing. Prior to joining KKR, Mr. Lipschultz was with Goldman, Sachs & Co., where he focused on mergers and acquisitions and principal investment activities. He received an A.B. with honors and distinction, Phi Beta Kappa, from Stanford University and an M.B.A. with high distinction, Baker Scholar, from Harvard Business School. Mr. Lipschultz serves on the board of the Hess Corporation and is actively involved in a variety of nonprofit organizations, serving as a trustee or board member of the 92nd Street Y, American Enterprise Institute for Public Policy Research, Michael J. Fox Foundation, Mount Sinai Health System, Riverdale Country School and the Stanford University Board of Trustees.

Jeff Walwyn

Mr. Walwyn is a Managing Director in the Owl Rock division of Blue Owl, serves as the Head of Underwriting nontechnology for each of the Owl Rock Advisers and, effective September 1, 2021, serves as a member of the investment committee of the Adviser and Owl Rock Capital Advisors LLC. Prior to joining Owl Rock in 2017, Mr. Walwyn was a Managing Director with Guggenheim Partners from 2015 until 2017. Upon Apollo Global Management's acquisition of Gulf Stream Asset management in 2011, Mr. Walwyn joined Apollo and was a Principal until 2014. Prior to its acquisition by Apollo, Mr. Walwyn was a Vice President at Gulf Stream Asset Management where he started in 2006. Earlier in his career, Mr. Walwyn worked in Investment Banking with JPMorgan. Mr. Walwyn received a B.A. from Cornell University and an M.B.A. from Duke University's Fuqua School of Business and is a Chartered Financial Analyst.

The table below shows the dollar range of shares of our common stock to be beneficially owned by the members of the Investment Committee as of February 18, 2022 stated as one of the following dollar ranges: None; $1-$10,000; $10,001- $50,000; $50,001-$100,000; or Over $100,000. For purposes of this Annual Report, the term “Fund Complex” is defined to include the Owl Rock BDCs.

Name	Dollar Range of Equity Securities in Owl Rock Capital Corporation(1)(2)	Aggregate Dollar Range of Equity Securities in the Fund Complex(1)(3)
Douglas I. Ostrover	over $100,000	over $100,000
Marc S. Lipschultz	over $100,000	over $100,000
Craig W. Packer	over $100,000	over $100,000
Alexis Maged	over $100,000	over $100,000
Jeff Walwyn	—	—

________________

(1)
Beneficial ownership determined in accordance with Rule 16a-1(a)(2) promulgated under the 1934 Act.
(2)
The dollar range of equity securities of the Company beneficially owned by investment committee members of the Company, if applicable, is calculated by multiplying the closing price of the Company’s common stock of $14.70 on February 18, 2022 the New York Stock Exchange (“NYSE”), times the number of shares of the Company’s common stock beneficially owned.
(3)
The dollar range of Equity Securities in the Fund Complex beneficially owned by investment committee members of the Company, if applicable, is the sum of (1) the total dollar range of equity securities in the Company beneficially owned by the investment committee member, (2) the net asset value per share of Owl Rock Capital Corporation II's common stock multiplied by the number of shares of Owl Rock Capital Corporation II's as of December 31, 2021 common stock beneficially owned by the investment committee member, (3) the net asset value per share of Owl Rock Technology Finance Corp.'s common stock as of December 31, 2021 multiplied by the number of shares of Owl Rock Technology Finance Corp.'s common stock beneficially owned by the investment committee member, (4) the current net offering price per share of Owl Rock Core Income Corp.'s common stock multiplied by the number of shares of Owl Rock Core Income Corp.'s common stock beneficially owned by the investment committee member, (5) the net asset value per share of Owl Rock Technology Finance Corp. II's common stock as of December 31, 2021 multiplied by the number of shares of Owl Rock Technology Finance Corp. II's common stock beneficially owned by the investment committee member, (6) the current net offering price per share of Owl Rock Technology Income Corp.'s common stock multiplied by the number of shares of Owl Rock Technology Income Corp.'s common stock beneficially owned by the investment committee member and (7) the net asset value per share of Owl Rock Capital Corporation III's common stock as of December 31, 2021 multiplied by the number of shares of Owl Rock Capital Corporation III's common stock beneficially owned by the investment committee member.

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

Director Compensation

No compensation is expected to be paid to our director who is an “interested person,” as such term is defined in Section 2(a)(19) of the 1940 Act. Our directors who do not also serve in an executive officer capacity for us or the Adviser are entitled to receive annual cash retainer fees, fees for participating in in person board and committee meetings and annual fees for serving as a committee chairperson, determined based on our net assets as of the end of each fiscal quarter. As of December 31, 2021,these directors were Edward D’Alelio, Brian Finn, Eric Kaye, Christopher M. Temple, Melissa Weiler and Victor Woolridge. We pay each independent director the following amounts for serving as a director:

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

The table below sets forth the compensation received by each director from the Company and the Fund Complex for service during the fiscal year ended December 31, 2021:

Name	Fees Earned and Paid in Cash by the Company	Total Compensation from the Company	Total Compensation from the Fund Complex
Edward D'Alelio	$213,500	$213,500	$1,160,342
Christopher M. Temple	$203,500	$203,500	$1,112,720
Eric Kaye	$193,500	$193,500	$1,072,720
Brian Finn	$188,500	$188,500	$1,028,277
Melissa Weiler	$184,000	$184,000	$1,004,277
Victor Woolridge	$37,500	$37,500	$219,049

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

Beneficial ownership is determined in accordance with the rules and regulations of the SEC. These rules generally provide that a person is the beneficial owner of securities if such person has or shares the power to vote or direct the voting thereof, or to dispose or direct the disposition thereof or has the right to acquire such powers within 60 days. The following table sets forth, as of February 18, 2022 the beneficial ownership according to information furnished to us by such persons or publicly available filings. Ownership information for those persons who beneficially own 5% or more of the outstanding shares of our common stock is based upon filings by such persons with the SEC and other information obtained from such persons of each current director, the nominees for director, the Company’s executive officers, the executive officers and directors as a group, and each person known to us to beneficially own 5% or more of the outstanding shares of our common stock.

The percentage ownership is based on 394,580,939 shares of our common stock outstanding as of February 18, 2022. To our knowledge, except as indicated in the footnotes to the table, each of the shareholders listed below has sole voting and/or investment power with respect to shares of our common stock beneficially owned by such shareholder.

Name and Address	Number of Shares Owned	Percentage of Class Outstanding
5% Owners
Regents of the University of California(1)	32,157,815	8%
State of New Jersey Common Pension Fund E(2)	28,737,860	7%
Interested Directors
Craig W. Packer(3)	290,849	*
Independent Directors
Brian Finn(4)	46,764	*
Edward D'Alelio	—	0%
Eric Kaye(5)	15,395	*
Christopher M. Temple	17,180	*
Melissa Weiler(6)	20,000	*
Victor Woolridge	—	0%
Executive Officers
Karen Hager	—	0%
Bryan Cole	—	0%
Alexis Maged	15,000	*
Alan Kirshenbaum	13,997	*
Jonathan Lamm	1,000	*
Matthew Swatt	2,124	*
Shari Withem	—	0%
Neena Reddy	—	0%
All officers and directors as a group (15 persons)(7)	422,309	*

________________

* Less than 1%

(1)
The address of Regents of the University of California is 1111 Broadway, 21st Floor, Oakland, CA 94607.
(2)
The address of the State of New Jersey Common Pension Fund E is 50 West State Street, 9th Floor, PO Box 290, Trenton, NJ 08625.
(3)
Includes 65,733 shares owned by Mr. Packer's wife.
(4)
Shares are held by Marstar Investments, LLC, a Delaware limited liability company of which Mr. Finn is the administrator. Mr. Finn disclaims beneficial ownership of these securities except to the extent of his pecuniary interest therein.
(5)
Shares are owned by Mr. Kaye's wife.
(6)
Shares are held by The Weiler Family Living Trust.
(7)
The address for each of the directors and officers is c/o Owl Rock Capital Corporation, 399 Park Avenue, 38th Floor, New York, New York 10022.

Dollar Range of Equity Securities Beneficially Owned by Directors

The table below shows the dollar range of equity securities of the Company and the aggregate dollar range of equity securities of the Fund Complex that were beneficially owned by each director as of February 18, 2022 stated as one of the following dollar ranges: None; $1 $10,000; $10,001 $50,000; $50,001 $100,000; or Over $100,000. For purposes of this Form 10-K, the term “Fund Complex” is defined to include the Company, Owl Rock Capital Corporation II, Owl Rock Capital Corporation III, Owl Rock Core Income Corp., Owl Rock Technology Finance Corp., Owl Rock Technology Finance Corp. II and Owl Rock Technology Income Corp.

Name of Director	Dollar Range of Equity Securities in Owl Rock Capital Corporation(1)(2)	Aggregate Dollar Range of Equity Securities in the Fund Complex(1)(3)
Interested Directors
Craig W. Packer	over $100,000	over $100,000
Independent Directors
Brian Finn	over $100,000	over $100,000
Edward D'Alelio	—	over $100,000
Eric Kaye	over $100,000	over $100,000
Christopher M. Temple	over $100,000	over $100,000
Melissa Weiler	over $100,000	over $100,000
Victor Woolridge	—	—

________________

(1)
Beneficial ownership has been determined in accordance with Rule 16a 1(a)(2) of the Exchange Act.
(2)
The dollar range of equity securities of the Company beneficially owned by directors of the Company, if applicable, is calculated by multiplying the closing price of the Company’s common stock of $14.70 on February 18, 2022 on the New York Stock Exchange (“NYSE”), times the number of shares of the Company’s common stock beneficially owned.
(3)
The dollar range of Equity Securities in the Fund Complex beneficially owned by directors of the Company, if applicable, is the sum of (t) the product obtained by multiplying the net asset value per share of the Owl Rock Technology Finance Corp. as of December 31, 2021, times the number of shares of Owl Rock Technology Finance Corp. beneficially owned, (u) the product obtained by multiplying the current net offering price of Owl Rock Core Income Corp., times the number of shares of Owl Rock Core Income Corp. beneficially owned, (v) the product obtained by multiplying the current net asset value per share of Owl Rock Capital Corporation II as of December 31, 2021, times the number of shares of Owl Rock Capital Corporation II beneficially owned, (w) the product obtained by multiplying the net asset value per share of the Owl Rock Technology Finance Corp. II as of December 31, 2021, times the number of shares of Owl Rock Technology Finance Corp. II beneficially owned, (x) the product obtained by multiplying the current net offering price of Owl Rock Core Technology Income Corp., times the number of shares of Owl Rock Core Technology Income Corp. beneficially owned, (y) the product obtained by multiplying the net asset value per share of the Owl Rock Capital Corporation III as of December 31, 2021, times the number of shares of Owl Rock Capital Corporation III beneficially owned and (z) the total dollar range of equity securities in the Company beneficially owned by the director.

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

Our executive officers, certain of our directors and certain other finance professionals of Blue Owl also serve as executives of the Owl Rock Advisers and officers and directors of the Company and certain professionals of Blue Owl and the Adviser are officers of Blue Owl Securities LLC (formerly Owl Rock Capital Securities LLC). In addition, our executive officers and directors and the members of the Adviser and members of its investment committee serve or may serve as officers, directors or principals of entities that operate in the same, or a related, line of business as we do (including the Owl Rock Advisers) including serving on their respective investment committees and/or on the investment committees of investments funds, accounts or other investment vehicles managed by our affiliates which may have investment objective similar to our investment objective. At time we may compete with the Owl Rock Clients, for capital and investment opportunities. As a result, we may not be given the opportunity to participate in certain investments made by the Owl Rock Clients. This can create a potential conflict when allocating investment opportunities among us and such other Owl Rock Clients. An investment opportunity that is suitable for multiple clients of the Owl Rock Advisers may not be capable of being shared among some or all of such clients and affiliates due to the limited scale of the opportunity or other factors, including regulatory restrictions imposed by the 1940 Act. However, in order for the Adviser and its affiliates to fulfill their fiduciary duties to each of their clients, the Owl Rock Advisers have put in place an investment allocation policy that seeks to ensure the fair and equitable allocation of investment opportunities over time and addresses the co-investment restrictions set forth under the 1940 Act.

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

Exemptive Relief

We, the Adviser and certain of our affiliates have been granted exemptive relief by the SEC to co-invest with other funds managed by the Adviser or its affiliates in a manner consistent with our investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors. Pursuant to such exemptive relief, we generally are permitted to co-invest with certain of our affiliates if a “required majority” (as defined in Section 57(o) of the 1940 Act) of our independent directors make certain conclusions in connection with a co-investment transaction, including that (1) the terms of the transaction, including the consideration to be paid, are reasonable and fair to us and our shareholders and do not involve overreaching of us or our shareholders on the part of any person concerned, (2) the transaction is consistent with the interests of our shareholders and is consistent with our investment objective and strategies, (3) the investment by our affiliates would not disadvantage us, and our participation would not be on a basis different from or less advantageous than that on which our affiliates are investing and (4) the proposed investment by us would not benefit our Adviser or its affiliates or any affiliated person of any of them (other than the parties to the transaction), except to the extent permitted by the exemptive relief and applicable law, including the limitations set forth in Section 57(k) of the 1940 Act. In addition, pursuant to an exemptive order issued by the SEC on April 8, 2020 and applicable to all BDCs, through December 31, 2020, we were permitted, subject to the satisfaction of certain conditions, to co-invest in our existing portfolio companies with certain other funds managed by the Adviser or its affiliates and covered by our exemptive relief, even if such other funds had not previously invested in such existing portfolio company. Without this order, affiliated funds would not be able to participate in such co-investments with us unless the affiliated funds had previously acquired securities of the portfolio company in a co-investment transaction with us. Although the conditional exemptive order has expired, the SEC’s Division of Investment Management has indicated that until March 31, 2022, it will not recommend enforcement action, to the extent that any BDC with an existing coinvestment order continues to engage in certain transactions described in the conditional exemptive order, pursuant to the same terms and conditions described therein. The Owl Rock Advisers’ investment allocation policy incorporates the conditions of the exemptive relief. As a result of the exemptive relief, there could be significant overlap in our investment portfolio and the investment portfolio of the Owl Rock Clients that could avail themselves of the exemptive relief and that have an investment objective similar to ours.

Review, Approval or Ratification of Transactions with Related Persons

The Audit Committee is required to review and approve any transactions with related persons (as such term is defined in Item 404 of Regulation S-K).

License Agreement

We have entered into a license agreement (the “License Agreement”), pursuant to which an affiliate of Blue Owl has granted the Company a non‑exclusive license to use the name “Owl Rock.” Under the License Agreement, we have a right to use the Owl Rock name for so long as the Adviser or one of its affiliates remains our investment adviser. Other than with respect to this limited license, we have no legal right to the “Owl Rock” name or logo.

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

Consistent with these considerations, after review of all relevant transactions and relationships between each director, or any of his or her family members, and the Company, the Adviser, or of any of their respective affiliates, the Board has determined that each of Messrs. Finn, Kaye, Temple, D’Alelio, Woolridge and Ms. Weiler is independent, has no material relationship with the Company, and is not an “interested person” (as defined in Section2(a)(19) of the 1940 Act) of the Company. Mr. Packer is considered an “interested person” (as defined in the 1940 Act) of the Company since he is employed by the Adviser.

Item 14. Principal Accounting Fees and Services

KPMG LLP, New York, New York, has been appointed by the Board to serve as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2022. KPMG LLP acted as the Company’s independent registered public accounting firm for the fiscal years ended December 31, 2021 and 2020. The Company knows of no direct financial or material indirect financial interest of KPMG LLP in the Company. A representative of KPMG LLP will be available to answer questions during the Annual Meeting and will have an opportunity to make a statement if he or she desires to do so.

Fees

Set forth in the table below are audit fees, audit related fees, tax fees and all other fees billed to the Company by KPMG LLP for professional services performed for the fiscal years ended December 31, 2021 and 2020:

	For the Fiscal Year ended December 31, 2021	For the Fiscal Year ended December 31, 2020
Audit Fees	$1,292,000	$1,309,000
Audit-Related Fees(1)	—	—
Tax Fees	252,540	131,200
All Other Fees(2)	—	—
Total Fees	$1,544,540	$1,440,200

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

4.5*	Description of Securities.

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

4.8

Sixth Supplemental Indenture, dated as of April 26, 2021, between Owl Rock Capital Corporation and Wells Fargo Bank, National Association, as Trustee (incorporated by reference to Exhibit 4.1 to the Company's current report on Form 8-K, filed on April 26, 2021).

4.9

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

10.5

Third Amended and Restated Investment Advisory Agreement between Owl Rock Capital Corporation and Owl Rock Capital Advisors LLC, dated May 18, 2021 (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K, filed on May 19, 2021).

10.6

Custody Agreement by and between the Company and State Street Bank and Trust Company dated February 24, 2016 (incorporated by reference to Exhibit 10.5 to the Company's Registration Statement on Form 10 filed on April 11, 2016).

10.7	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.4 to the Company's Registration Statement on Form 10 filed on April 11, 2016).

10.8

Administration Agreement between the Company and the Adviser, dated March 1, 2016 (incorporated by reference to Exhibit 10.2 to the Company's Registration Statement on Form 10 filed on April 11, 2016).

10.9

Amended and Restated Administration Agreement between Owl Rock Capital Corporation and Owl Rock Capital Advisors LLC, dated May 18, 2021 (incorporated by reference to Exhibit 10.2 to the Company’s current report on Form 8-K, filed on May 19, 2021).

10.1

License Agreement between the Company and Owl Rock Capital Partners LP, dated March 1, 2016 (incorporated by reference to Exhibit 10.6 to the Company's Registration Statement on Form 10 filed on April 11, 2016).

10.11

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

10.15

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

10.16

Sale and Contribution Agreement dated May 22, 2018, between Owl Rock Capital Corporation, as Seller, and ORCC Financing II LLC, as Purchaser (incorporated by reference to Exhibit 10.2 to the Company's current report on Form 8-K, filed on May 23, 2018).

10.17

Third Amendment to Senior Secured Revolving Credit Agreement between the Company and SunTrust Bank and Bank of America, N.A., dated June 21, 2018 (incorporated by reference to Exhibit (k)(20) to Pre-Effective Amendment No. 1 to the Company's Registration Statement on Form N-2 (File No. 333-225373) filed on June 25, 2018).

10.18

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

10.19

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

10.20

Sale and Contribution Agreement, dated as of December 14, 2018, by and between Owl Rock Capital Corporation and ORCC Financing III LLC (incorporated by reference to Exhibit 10.2 to the Company's current report on Form 8-K, filed on December 19, 2018).

10.21

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

10.22

First Amendment to Amended and Restated Limited Liability Operating Company Agreement, dated as of February 27, 2019, between the Company and Regents of the University of California (incorporated by reference to Exhibit 10.14 to the Company's annual report on Form 10-K filed on February 27, 2019).

10.23

Fourth Amendment to Senior Secured Revolving Credit Agreement, dated as of April 2, 2019 among Owl Rock Capital Corporation, the Lenders party thereto and SunTrust Bank, as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Company's current report on Form 8-K, filed on April 3, 2019).

10.24

Indenture and Security Agreement, dated as of May 28, 2019, by and among Owl Rock CLO I, Ltd., as issuer, Owl Rock CLO I, LLC, as co-issuer, and State Street Bank and Trust Company, as collateral trustee (incorporated by reference to Exhibit 10.1 to the Company's current report on Form 8-K filed on May 31, 2019).

10.25

The Class-A Credit Agreement, dated as of May 28, 2019, by and among Owl Rock CLO I, Ltd., as borrower, Owl Rock CLO I, LLC, as co-borrower, various financial institutions and other persons, as lenders, and State Street Bank and Trust Company, as collateral trustee and loan agent (incorporated by reference to Exhibit 10.2 to the Company's current report on Form 8-K filed on May 31, 2019).

10.26

Collateral Management Agreement, dated as of May 28, 2019, between Owl Rock CLO I, Ltd., as issuer, and Owl Rock Capital Advisors LLC, as collateral manager (incorporated by reference to Exhibit 10.3 to the Company's current report on Form 8-K filed on May 31, 2019).

10.27

Loan Sale Agreement, dated as of May 28, 2019, between Owl Rock Capital Corporation, as seller and Owl Rock CLO I, Ltd., as purchaser (incorporated by reference to Exhibit 10.4 to the Company's current report on Form 8-K filed on May 31, 2019).

10.28

Loan Sale Agreement, dated as of May 28, 2019, between ORCC Financing II LLC, as seller and Owl Rock CLO I, Ltd., as purchaser (incorporated by reference to Exhibit 10.5 to the Company's current report on Form 8-K filed on May 31, 2019).

10.29

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

10.30

Sale and Contribution Agreement, dated as of August 2, 2019, between Owl Rock Capital Corporation, as Seller and ORCC Financing IV LLC, as Purchaser (incorporated by reference to Exhibit 10.2 to the Company's current report on Form 8-K filed on August 6, 2019).

10.31

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

10.32

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

10.33

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

10.34

Indenture and Security Agreement, dated as of December 12, 2019, by and among Owl Rock CLO II, Ltd., as issuer, Owl Rock CLO II, LLC, as co-issuer, and State Street Bank and Trust Company, as trustee (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed on December 13, 2019).

10.35

Collateral Management Agreement, dated as of December 12, 2019, between Owl Rock CLO II, Ltd., as issuer, and Owl Rock Capital Advisors LLC, as collateral manager (incorporated by reference to Exhibit 10.2 to the Company’s current report on Form 8-K filed on December 13, 2019).

10.36

Loan Sale Agreement, dated as of December 12, 2019, between Owl Rock Capital Corporation, as seller and Owl Rock CLO II, Ltd., as purchaser (incorporated by reference to Exhibit 10.3 to the Company’s current report on Form 8-K filed on December 13, 2019).

10.37

Loan Sale Agreement, dated as of December 12, 2019, between ORCC Financing III LLC, as seller and Owl Rock CLO II, Ltd., as purchaser (incorporated by reference to Exhibit 10.4 to the Company’s current report on Form 8-K filed on December 13, 2019).

10.38

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

10.39

Indenture and Security Agreement, dated as of March 26, 2020, by and between Owl Rock CLO III, Ltd., as Issuer, Owl Rock CLO III, LLC, as Co-Issuer and State Street Bank and Trust Company, as Trustee (incorporated by reference to Exhibit 10.2 to the Company’s quarterly report on Form 10-Q filed May 5, 2020).

10.40

Collateral Management Agreement, dated as of March 26, 2020, by and between Owl Rock CLO III, Ltd., as issuer, and Owl Rock Capital Advisors LLC, as collateral manager (incorporated by reference to Exhibit 10.3 to the Company’s quarterly report on Form 10-Q filed May 5, 2020).

10.41

Loan Sale Agreement, dated as of March 26, 2020, by and between Owl Rock Capital Corporation, as seller, and Owl Rock CLO III, Ltd., as purchaser (incorporated by reference to Exhibit 10.4 to the Company’s quarterly report on Form 10-Q filed May 5, 2020).

10.42

Loan Sale Agreement, dated as of March 26, 2020, by and between ORCC Financing IV LLC, as seller, and Owl Rock CLO III, Ltd., as purchaser (incorporated by reference to Exhibit 10.5 to the Company’s quarterly report on Form 10-Q).

10.43

Indenture and Security Agreement, dated as of May 28, 2020, by and between Owl Rock CLO IV, Ltd., as Issuer, Owl Rock CLO IV, LLC, as Co-Issuer and State Street Bank and Trust Company, as Trustee (incorporated by reference to the Exhibit 10.1 to the Company’s quarterly report on Form 10-Q filed on August 5, 2020).

10.44

Collateral Management Agreement, dated as of May 28, 2020, by and between Owl Rock CLO IV, Ltd., as issuer, and Owl Rock Capital Advisors LLC, as collateral manager (incorporated by reference to Exhibit 10.2 to the Company’s quarterly report on Form 10-Q filed on August 5, 2020).

10.45

Loan Sale Agreement, dated as of May 28, 2020, between Owl Rock Capital Corporation, as seller, and Owl Rock CLO IV, Ltd., as purchaser (incorporated by reference to Exhibit 10.3 to the Company’s quarterly report on Form 10-Q filed August 5, 2020).

10.46

Loan Sale Agreement, dated as of May 28, 2020, between ORCC Financing II LLC, as seller, and Owl Rock CLO IV, Ltd., as purchaser (incorporated by reference to Exhibit 10.4 to the Company’s quarterly report on Form 10-Q filed August 5, 2020).

10.47

Fifth Amendment to Senior Secured Revolving Credit Agreement, dated as of May 7, 2020 among Owl Rock Capital Corporation, the Lenders party thereto and Truist Bank (successor by merger to SunTrust Bank), as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on May 8, 2020).

10.48

Sixth Amendment to Senior Secured Revolving Credit Agreement, dated September 3, 2020, among Owl Rock Capital Corporation, the Lenders party hereto and Truist Bank (as successor by merger to SunTrust Bank), as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Company’s quarterly report on Form 10-Q filed November 4, 2020).

10.49

Indenture and Security Agreement, dated as of November 20, 2020, by and between Owl Rock CLO V, Ltd., as Issuer, Owl Rock CLO V, LLC, as Co-Issuer and State Street Bank and Trust Company, as Trustee (incorporated by reference to Exhibit 10.62 to the Company’s annual report on Form 10-K filed February 23, 2021).

10.50

Collateral Management Agreement, dated as of November 20, 2020, by and between Owl Rock CLO V, Ltd., as issuer, and Owl Rock Capital Advisors LLC, as collateral manager (incorporated by reference to Exhibit 10.63 to the Company’s annual report on Form 10-K filed February 23, 2021).

10.51

Loan Sale Agreement, dated as of November 20, 2020, between Owl Rock Capital Corporation, as seller, and Owl Rock CLO V, Ltd., as purchaser (incorporated by reference to Exhibit 10.64 to the Company’s annual report on Form 10-K filed February 23, 2021).

10.52

Loan Sale Agreement, dated as of November 20, 2020, between ORCC Financing II LLC, as seller, and Owl Rock CLO V, Ltd., as purchaser (incorporated by reference to Exhibit 10.65 to the Company’s annual report on Form 10-K filed February 23, 2021).

10.53

Second Amendment to Credit Agreement, dated as of March 15, 2021, by and among ORCC Financing IV LLC, as borrower, Societe Generale, as administrative agent, State Street Bank and Trust Company, as collateral agent, collateral administrator and collateral custodian, Cortland Capital Market Services LLC, as document custodian, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company’s quarterly report on Form 10-Q filed May 5, 2021).

10.54

Omnibus Amendment to Transaction Documents, dated as of March 17, 2021, among ORCC Financing III LLC, Owl Rock Capital Corporation, Deutsche Bank AG, New York Branch, State Street Bank and Trust Company and Cortland Capital Market Services LLC (incorporated by reference to Exhibit 10.2 to the Company’s quarterly report on Form 10-Q filed May 5, 2021).

10.55

Indenture and Security Agreement, dated as of May 5, 2021, by and between Owl Rock CLO VI, Ltd., as Issuer, Owl Rock CLO VI, LLC, as Co-Issuer and State Street Bank and Trust Company, as Trustee (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K, filed on May 7, 2021).

10.56

Collateral Management Agreement, dated as of May 5, 2021, by and between Owl Rock CLO VI, Ltd., as issuer, and Owl Rock Capital Advisors LLC, as collateral manager (incorporated by reference to Exhibit 10.2 to the Company’s current report on Form 8-K, filed on May 7, 2021).

10.57

Loan Sale Agreement, dated as of May 5, 2021, between Owl Rock Capital Corporation, as seller, and Owl Rock CLO VI, Ltd., as purchaser (incorporated by reference to Exhibit 10.3 to the Company’s current report on Form 8-K, filed on May 7, 2021).

10.58

Loan Sale Agreement, dated as of May 5, 2021, between ORCC Financing IV LLC, as seller, and Owl Rock CLO VI, Ltd., as purchaser (incorporated by reference to Exhibit 10.4 to the Company’s current report on Form 8-K, filed on May 7, 2021).

10.59

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

10.60

Second Amendment to Amended and Restated Limited Liability Company Agreement of Sebago Lake LLC, dated June 30, 2021, by and between Owl Rock Capital Corporation and The Regents of the University of California (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed on July 2, 2021).

10.61

First Supplemental Indenture, dated April 9, 2021, to Indenture and Security Agreement, dated as of December 12, 2019, by and among Owl Rock CLO II, Ltd., as issuer, Owl Rock CLO II, LLC, as co-issuer, and State Street Bank and Trust Company, as trustee (incorporated by reference to Exhibit 10.1 to the Company’s quarterly report on Form 10-Q filed August 4, 2021).

10.62

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

10.63

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

10.64

Seventh Amendment to Senior Secured Revolving Credit Agreement, dated as of September 22, 2021, among Owl Rock Capital Corporation, the Lenders party thereto and Truist Bank, as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K, filed on September 24, 2021).

10.65

Third Amendment to Amended and Restated Limited Liability Company Agreement of Sebago Lake LLC, dated August 2, 2021, by and between Owl Rock Capital Corporation and Nationwide Life Insurance Company (incorporated by reference to Exhibit 10.1 to the Company’s quarterly report on Form 10-Q filed November 3, 2021).

10.66

Form of Amendment No. 2 to the Loan Financing and Servicing Agreement, dated as of December 13, 2021, by and among ORCC Financing III LLC, as borrower, Owl Rock Capital Corporation, as equityholder and services provider, the lenders from time to time parties thereto, Deutsche Bank AG, New York Branch, as facility agent, State Street Bank and Trust Company, as collateral agent, and Alter Domus (US) LLC, as collateral custodian (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K, filed on December 15, 2021).

14.1*	Code of Ethics of Owl Rock Capital Corporation.

21.1*	Subsidiary List.

23.1*	Consent of KPMG LLP.

24.1	Power of Attorney (included on signature page hereto).

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1*	Report of Independent Registered Public Accounting Firm on Supplemental Information.

________________

* Filed herein.

** Furnished herein.

Item 16. Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Owl Rock Capital Corporation

Date: February 23, 2022	By:	/s/ Jonathan Lamm
Jonathan Lamm
Chief Operating Officer and Chief Financial Officer

Each person whose signature appears below constitutes and appoints Craig W. Packer and Jonathan Lamm, and each of them, such person’s true and lawful attorney-in-fact and agent, with full power of substitution and revocation, for such person and in such person’s name, place and stead, in any and all capacities, to sign one or more Annual Reports on Form 10-K for the fiscal December 31, 2021, and any and all amendments thereto, and to file same with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as such person might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents and each of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities on February 23, 2022.

Name	Title

/s/ Craig W. Packer	Chief Executive Officer and Director
Craig W. Packer

/s/ Edward D’Alelio	Director and Chairman of the Board of Directors
Edward D’Alelio

/s/ Christopher M. Temple	Director and Chairman of the Audit Committee
Christopher M. Temple

/s/ Eric Kaye	Director and Chairman of the Nominating and Corporate Governance Committee
Eric Kaye	and Compensation Committee

/s/ Melissa Weiler	Director
Melissa Weiler

/s/ Victor Woolridge	Director
Victor Woolridge

/s/ Jonathan Lamm	Chief Operating Officer and Chief Financial Officer
Jonathan Lamm

/s/ Bryan Cole	Chief Accounting Officer
Brian Cole