Form 10-Q
period 2022-03-31
Owl Rock Capital Corp
filed 2022-05-04
CIK 1655888

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal quarter ended March 31, 2022

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

As of May 4, 2022, the registrant had 394,580,939 shares of common stock, $0.01 par value per share, outstanding.

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
•
the impact of geo-political conditions, including revolution, insurgency, terrorism or war, including those arising out of the ongoing conflict between Russia and Ukraine; and
•
other risks, uncertainties and other factors previously identified in the reports and other documents we have filed with the Securities and Exchange Commission (“SEC”).

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

PART I. CONSOLIDATED FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

Owl Rock Capital Corporation

Consolidated Statements of Assets and Liabilities

(Amounts in thousands, except share and per share amounts)

	March 31, 2022 (Unaudited)	December 31, 2021
Assets
Investments at fair value
Non-controlled, non-affiliated investments (amortized cost of $12,056,205 and $12,073,126, respectively)	$12,028,349	$12,124,860
Controlled, affiliated investments (amortized cost of $698,379 and $575,427, respectively)	727,974	616,780
Total investments at fair value (amortized cost of $12,754,584 and $12,648,553, respectively)	12,756,323	12,741,640
Cash (restricted cash of $57,497 and $21,481, respectively)	326,378	431,442
Foreign cash (cost of $6,369 and $16,096, respectively)	6,387	15,703
Interest receivable	89,921	81,716
Receivable from a controlled affiliate	15,903	3,953
Prepaid expenses and other assets	8,785	23,716
Total Assets	$13,203,697	$13,298,170
Liabilities
Debt (net of unamortized debt issuance costs of $106,698 and $110,239, respectively)	$7,034,218	$7,079,326
Distribution payable	122,320	122,068
Management fee payable	47,413	46,770
Incentive fee payable	25,954	29,242
Payables to affiliates	2,843	5,802
Payables for investments purchased	867	—
Accrued expenses and other liabilities	98,588	77,085
Total Liabilities	7,332,203	7,360,293
Commitments and contingencies (Note 7)
Net Assets
Common shares $0.01 par value, 500,000,000 shares authorized; 394,580,939 and 393,766,855 shares issued and outstanding, respectively	3,946	3,938
Additional paid-in-capital	6,002,303	5,990,360
Total distributable earnings (losses)	(134,755)	(56,421)
Total Net Assets	5,871,494	5,937,877
Total Liabilities and Net Assets	$13,203,697	$13,298,170
Net Asset Value Per Share	$14.88	$15.08

The accompanying notes are an integral part of these consolidated financial statements.

Owl Rock Capital Corporation

Consolidated Statements of Operations

(Amounts in thousands, except share and per share amounts)

(Unaudited)

	For the Three Months Ended March 31,
	2022	2021
Investment Income
Investment income from non-controlled, non-affiliated investments:
Interest income	$208,599	$200,305
Payment-in-kind interest income	22,411	10,727
Dividend income	11,728	3,559
Other income	3,848	3,154
Total investment income from non-controlled, non-affiliated investments	246,586	217,745
Investment income from controlled, affiliated investments:
Interest income	1,773	1,303
Dividend income	15,638	2,368
Other Income	162	157
Total investment income from controlled, affiliated investments	17,573	3,828
Total Investment Income	264,159	221,573
Expenses
Interest expense	61,378	48,076
Management fee	47,413	42,110
Performance based incentive fees	25,954	21,775
Professional fees	3,828	3,768
Directors' fees	290	244
Other general and administrative	2,132	1,818
Total Operating Expenses	140,995	117,791
Net Investment Income (Loss) Before Taxes	123,164	103,782
Income tax expense (benefit), including excise tax expense (benefit)	808	1,127
Net Investment Income (Loss) After Taxes	$122,356	$102,655
Net Realized and Change in Unrealized Gain (Loss)
Net change in unrealized gain (loss):
Non-controlled, non-affiliated investments	$(69,948)	$57,079
Income tax (provision) benefit	—	(2,633)
Controlled affiliated investments	(11,758)	865
Translation of assets and liabilities in foreign currencies	(481)	(2,432)
Total Net Change in Unrealized Gain (Loss)	(82,187)	52,879
Net realized gain (loss):
Non-controlled, non-affiliated investments	4,702	1,154
Foreign currency transactions	(885)	1,157
Total Net Realized Gain (Loss)	3,817	2,311
Total Net Realized and Change in Unrealized Gain (Loss)	(78,370)	55,190
Net Increase (Decrease) in Net Assets Resulting from Operations	$43,986	$157,845
Earnings Per Share - Basic and Diluted	$0.11	$0.40
Weighted Average Shares Outstanding - Basic and Diluted	394,309,578	391,114,767

The accompanying notes are an integral part of these consolidated financial statements.

Owl Rock Capital Corporation

Consolidated Schedule of Investments

As of March 31, 2022

(Amounts in thousands, except share amounts)

(Unaudited)

Company(1)(4)(8)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(2)(3)	Fair Value	Percentage of Net Assets
Non-controlled/non-affiliated portfolio company investments
Debt Investments
Advertising and media
Global Music Rights, LLC(10)(12)(27)	First lien senior secured loan	L + 5.75%	8/28/2028	7,481	7,342	7,332	0.1%
Global Music Rights, LLC(10)(23)(24)(27)	First lien senior secured revolving loan	L + 5.75%	8/27/2027	—	(12)	(13)	—%
				7,481	7,330	7,319	0.1%
Aerospace and defense
Aviation Solutions Midco, LLC (dba STS Aviation)(10)(12)(27)	First lien senior secured loan	L + 7.25%	1/3/2025	214,152	211,983	202,373	3.4%
Peraton Corp.(6)(10)(11)(27)	Second lien senior secured loan	L + 7.75%	2/1/2029	46,113	45,489	45,666	0.8%
Valence Surface Technologies LLC(10)(12)(27)	First lien senior secured loan	L + 6.75% (incl. 1.00% PIK)	6/28/2025	123,319	122,245	109,138	1.9%
Valence Surface Technologies LLC(10)(12)(23)(27)	First lien senior secured revolving loan	L + 6.75% (incl. 1.00% PIK)	6/28/2025	10,038	9,957	8,878	0.2%
				393,622	389,674	366,055	6.3%
Buildings and real estate
Associations, Inc.(10)(12)(27)	First lien senior secured loan	L + 6.50% (incl. 2.50% PIK)	7/2/2027	431,100	427,318	425,711	7.3%
Associations, Inc.(10)(23)(24)(27)	First lien senior secured revolving loan	L + 6.50%	7/2/2027	—	(288)	(412)	—%
REALPAGE, INC.(6)(10)(11)(27)	Second lien senior secured loan	L + 6.50%	4/23/2029	34,500	34,030	34,544	0.6%
Reef Global Acquisition LLC (fka Cheese Acquisition, LLC)(10)(13)(27)	First lien senior secured loan	L + 6.00% (incl. 1.25% PIK)	11/28/2024	134,701	134,204	128,303	2.2%
Imperial Parking Canada(10)(18)(27)	First lien senior secured loan	C + 6.00% (incl. 1.25% PIK)	11/28/2024	28,283	26,748	26,940	0.5%
Reef Global Acquisition LLC (fka Cheese Acquisition, LLC)(10)(11)(23)(27)	First lien senior secured revolving loan	L + 4.75%	11/28/2023	10,052	10,069	9,275	0.2%
				638,636	632,081	624,361	10.8%

Owl Rock Capital Corporation

Consolidated Schedule of Investments

As of March 31, 2022

(Amounts in thousands, except share amounts)

(Unaudited)

Company(1)(4)(8)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(2)(3)	Fair Value	Percentage of Net Assets
Business services
Access CIG, LLC(10)(11)(27)	Second lien senior secured loan	L + 7.75%	2/27/2026	58,760	58,364	58,172	1.0%
CIBT Global, Inc.(10)(12)(27)(30)	First lien senior secured loan	L + 5.25% (incl. 4.25% PIK)	6/3/2024	856	629	514	—%
CIBT Global, Inc.(10)(14)(27)(30)	Second lien senior secured loan	L + 7.75% (incl. 6.75% PIK)	12/1/2025	63,678	26,745	13,054	0.2%
Denali BuyerCo, LLC (dba Summit Companies)(10)(12)(27)	First lien senior secured loan	L + 6.00%	9/15/2028	43,668	43,040	43,013	0.7%
Denali BuyerCo, LLC (dba Summit Companies)(10)(12)(23)(25)(27)	First lien senior secured delayed draw term loan	L + 6.00%	9/15/2023	1,685	1,634	1,618	—%
Denali BuyerCo, LLC (dba Summit Companies)(10)(12)(23)(27)	First lien senior secured revolving loan	L + 6.00%	9/15/2027	800	772	755	—%
Diamondback Acquisition, Inc. (dba Sphera)(10)(12)(27)	First lien senior secured loan	L + 5.50%	9/13/2028	5,393	5,292	5,258	0.1%
Diamondback Acquisition, Inc. (dba Sphera)(10)(23)(24)(25)(27)	First lien senior secured delayed draw term loan	L + 5.50%	9/13/2023	—	(10)	(16)	—%
Entertainment Benefits Group, LLC(10)(12)(27)	First lien senior secured loan	L + 5.75%	9/30/2025	83,662	82,906	83,662	1.4%
Entertainment Benefits Group, LLC(10)(23)(24)(27)	First lien senior secured revolving loan	L + 8.25%	9/30/2024	—	(82)	—	—%
Gainsight, Inc.(10)(12)(27)	First lien senior secured loan	L + 6.75% PIK	7/30/2027	19,547	19,242	19,205	0.3%
Gainsight, Inc.(10)(23)(24)(27)	First lien senior secured revolving loan	L + 6.00%	7/30/2027	—	(52)	(59)	—%
Hercules Borrower, LLC (dba The Vincit Group)(10)(12)(27)	First lien senior secured loan	L + 6.50%	12/15/2026	178,243	176,048	178,243	3.0%
Hercules Borrower, LLC (dba The Vincit Group)(10)(12)(23)(27)	First lien senior secured revolving loan	L + 6.50%	12/15/2026	2,231	1,985	2,231	—%
Hercules Buyer, LLC (dba The Vincit Group)(22)(27)(33)	Unsecured notes	0.48% PIK	12/14/2029	5,135	5,135	5,135	0.1%
KPSKY Acquisition, Inc. (dba BluSky)(10)(11)(27)	First lien senior secured loan	L + 5.50%	10/19/2028	4,465	4,380	4,353	0.1%
KPSKY Acquisition, Inc. (dba BluSky)(10)(17)(23)(25)(27)	First lien senior secured delayed draw term loan	P + 4.50%	10/19/2023	255	248	245	—%
				468,378	426,276	415,383	6.9%

Owl Rock Capital Corporation

Consolidated Schedule of Investments

As of March 31, 2022

(Amounts in thousands, except share amounts)

(Unaudited)

Company(1)(4)(8)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(2)(3)	Fair Value	Percentage of Net Assets
Chemicals
Aruba Investments Holdings LLC (dba Angus Chemical Company)(10)(12)(27)	Second lien senior secured loan	L + 7.75%	11/24/2028	10,000	9,871	9,975	0.2%
Douglas Products and Packaging Company LLC(10)(12)(27)	First lien senior secured loan	L + 5.75%	10/19/2022	105,905	105,751	104,846	1.8%
Douglas Products and Packaging Company LLC(10)(17)(23)(27)	First lien senior secured revolving loan	P + 4.75%	10/19/2022	4,487	4,421	4,280	0.1%
Gaylord Chemical Company, L.L.C.(10)(12)(27)	First lien senior secured loan	L + 6.50%	3/30/2027	152,260	150,949	151,118	2.6%
Gaylord Chemical Company, L.L.C.(10)(23)(24)(27)	First lien senior secured revolving loan	L + 6.50%	3/30/2026	—	(105)	(99)	—%
Velocity HoldCo III Inc. (dba VelocityEHS)(10)(12)(27)	First lien senior secured loan	L + 5.75%	4/22/2027	22,160	21,726	21,661	0.4%
Velocity HoldCo III Inc. (dba VelocityEHS)(10)(23)(24)(27)	First lien senior secured revolving loan	L + 5.75%	4/22/2026	—	(24)	(30)	—%
				294,812	292,589	291,751	5.1%
Consumer products
Conair Holdings, LLC(10)(12)(27)	Second lien senior secured loan	L + 7.50%	5/17/2029	187,500	186,208	186,094	3.2%
Feradyne Outdoors, LLC(10)(11)(27)	First lien senior secured loan	L + 6.25%	5/25/2023	86,667	86,432	86,667	1.5%
Foundation Consumer Brands, LLC(10)(12)(27)	First lien senior secured loan	L + 5.50%	2/12/2027	4,000	4,000	4,000	0.1%
Lignetics Investment Corp.(10)(12)(27)	First lien senior secured loan	L + 6.00%	11/1/2027	31,294	30,925	30,590	0.5%
Lignetics Investment Corp.(10)(23)(24)(25)(27)	First lien senior secured delayed draw term loan	L + 6.00%	11/1/2023	—	(46)	(88)	—%
Lignetics Investment Corp.(10)(12)(23)(27)	First lien senior secured revolving loan	L + 6.00%	11/2/2026	1,333	1,279	1,227	—%
SWK BUYER, Inc. (dba Stonewall Kitchen)(10)(16)(27)	First lien senior secured loan	SR + 5.25%	3/12/2029	754	739	739	—%
SWK BUYER, Inc. (dba Stonewall Kitchen)(10)(23)(24)(25)(27)	First lien senior secured delayed draw term loan	SR + 5.25%	3/11/2024	—	(2)	(2)	—%
SWK BUYER, Inc. (dba Stonewall Kitchen)(10)(17)(23)(27)	First lien senior secured revolving loan	P + 4.25%	3/12/2029	7	6	6	—%

Owl Rock Capital Corporation

Consolidated Schedule of Investments

As of March 31, 2022

(Amounts in thousands, except share amounts)

(Unaudited)

Company(1)(4)(8)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(2)(3)	Fair Value	Percentage of Net Assets
WU Holdco, Inc. (dba Weiman Products, LLC)(10)(12)(27)	First lien senior secured loan	L + 5.50%	3/26/2026	204,436	201,542	203,413	3.5%
WU Holdco, Inc. (dba Weiman Products, LLC)(10)(17)(23)(27)	First lien senior secured revolving loan	P + 4.50%	3/26/2025	1,921	1,705	1,825	—%
				517,912	512,788	514,471	8.8%
Containers and packaging
Ascend Buyer, LLC (dba PPC Flexible Packaging)(10)(12)(27)	First lien senior secured loan	L + 5.75%	10/2/2028	5,540	5,487	5,457	0.1%
Ascend Buyer, LLC (dba PPC Flexible Packaging)(10)(11)(23)(27)	First lien senior secured revolving loan	L + 5.75%	9/30/2027	94	89	86	—%
Fortis Solutions Group, LLC(10)(12)(27)	First lien senior secured loan	L + 5.50%	10/13/2028	3,316	3,253	3,233	0.1%
Fortis Solutions Group, LLC(10)(23)(24)(25)(27)	First lien senior secured delayed draw term loan	L + 5.50%	10/13/2023	—	(13)	(20)	—%
Fortis Solutions Group, LLC(10)(23)(24)(27)	First lien senior secured revolving loan	L + 5.50%	10/15/2027	—	(9)	(12)	—%
Pregis Topco LLC(10)(11)(27)	Second lien senior secured loan	L + 7.09%	8/1/2029	160,000	157,529	158,593	2.7%
				168,950	166,336	167,337	2.9%
Distribution
ABB/Con-cise Optical Group LLC(10)(12)(27)	First lien senior secured loan	L + 7.50%	2/23/2028	67,925	66,919	66,906	1.1%
ABB/Con-cise Optical Group LLC(10)(17)(23)(27)	First lien senior secured revolving loan	P + 6.50%	2/23/2028	2,618	2,514	2,512	—%
Aramsco, Inc.(10)(11)(27)	First lien senior secured loan	L + 5.25%	8/28/2024	55,755	55,140	55,616	0.9%
Aramsco, Inc.(10)(11)(23)(27)	First lien senior secured revolving loan	L + 5.25%	8/28/2024	5,683	5,599	5,662	0.1%
Endries Acquisition, Inc.(10)(12)(27)	First lien senior secured loan	L + 6.25%	12/10/2025	199,649	197,606	199,649	3.4%
Individual Foodservice Holdings, LLC(10)(13)(27)	First lien senior secured loan	L + 6.25%	11/21/2025	175,387	173,001	174,071	3.0%
Individual Foodservice Holdings, LLC(10)(11)(23)(27)	First lien senior secured revolving loan	L + 6.25%	11/22/2024	3,834	3,588	3,672	0.1%
Offen, Inc.(10)(11)(27)	First lien senior secured loan	L + 5.00%	6/22/2026	18,734	18,615	18,734	0.3%
				529,585	522,982	526,822	8.9%

Owl Rock Capital Corporation

Consolidated Schedule of Investments

As of March 31, 2022

(Amounts in thousands, except share amounts)

(Unaudited)

Company(1)(4)(8)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(2)(3)	Fair Value	Percentage of Net Assets
Education
Learning Care Group (US) No. 2 Inc.(10)(12)(27)	Second lien senior secured loan	L + 7.50%	3/13/2026	26,967	26,678	26,293	0.4%
Pluralsight, LLC(10)(13)(27)	First lien senior secured loan	L + 8.00%	4/6/2027	99,450	98,550	98,207	1.7%
Pluralsight, LLC(10)(23)(24)(27)	First lien senior secured revolving loan	L + 8.00%	4/6/2027	—	(52)	(78)	—%
				126,417	125,176	124,422	2.1%
Financial services
AxiomSL Group, Inc.(10)(12)(27)	First lien senior secured loan	L + 6.00%	12/3/2027	202,266	200,183	199,232	3.4%
AxiomSL Group, Inc.(10)(23)(24)(25)(27)	First lien senior secured delayed draw term loan	L + 6.00%	7/21/2023	—	(37)	(42)	—%
AxiomSL Group, Inc.(10)(23)(24)(27)	First lien senior secured revolving loan	L + 6.00%	12/3/2025	—	(178)	(273)	—%
Blackhawk Network Holdings, Inc.(10)(11)(27)	Second lien senior secured loan	L + 7.00%	6/15/2026	106,400	105,793	105,868	1.8%
Blend Labs, Inc.(10)(12)(27)	First lien senior secured loan	L + 7.50%	7/1/2026	67,500	66,058	66,319	1.1%
Blend Labs, Inc.(10)(23)(24)(27)	First lien senior secured revolving loan	L + 7.50%	7/1/2026	—	(64)	(131)	—%
Hg Genesis 8 Sumoco Limited(10)(21)(27)(29)	Unsecured facility	SA + 7.50% PIK	8/28/2025	45,890	46,131	45,775	0.8%
Hg Genesis 9 SumoCo Limited(10)(19)(27)(29)	Unsecured facility	E + 7.00% PIK	3/10/2027	70,319	69,396	69,792	1.2%
Hg Saturn Luchaco Limited(10)(13)(27)(29)	Unsecured facility	L + 7.50% PIK	3/30/2026	135,317	140,769	133,626	2.3%
Muine Gall, LLC(9)(10)(13)(27)(29)	First lien senior secured loan	L + 7.00% PIK	9/20/2024	239,896	240,518	239,296	4.1%
NMI Acquisitionco, Inc. (dba Network Merchants)(10)(11)(27)	First lien senior secured loan	L + 5.75%	9/8/2025	25,247	25,103	24,931	0.4%
NMI Acquisitionco, Inc. (dba Network Merchants)(10)(11)(23)(25)(27)	First lien senior secured delayed draw term loan	L + 5.75%	10/2/2023	4,965	4,872	4,883	0.1%
NMI Acquisitionco, Inc. (dba Network Merchants)(10)(23)(24)(27)	First lien senior secured revolving loan	L + 5.75%	9/8/2025	—	(16)	(21)	—%

Owl Rock Capital Corporation

Consolidated Schedule of Investments

As of March 31, 2022

(Amounts in thousands, except share amounts)

(Unaudited)

Company(1)(4)(8)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(2)(3)	Fair Value	Percentage of Net Assets
Smarsh Inc.(10)(12)(27)	First lien senior secured loan	L + 6.50%	2/19/2029	762	754	754	—%
Smarsh Inc.(10)(23)(24)(25)(27)	First lien senior secured delayed draw term loan	SR + 6.50%	2/19/2024	—	(1)	(2)	—%
Smarsh Inc.(10)(23)(27)	First lien senior secured revolving loan	SR + 6.50%	2/19/2029	—	—	—	—%
				898,562	899,281	890,007	15.2%
Food and beverage
Balrog Acquisition, Inc. (dba Bakemark)(10)(12)(27)	Second lien senior secured loan	L + 7.00%	9/3/2029	22,000	21,825	21,725	0.4%
BP Veraison Buyer, LLC (dba Sun World)(10)(12)(27)	First lien senior secured loan	L + 5.75%	5/12/2027	69,207	68,454	68,169	1.2%
BP Veraison Buyer, LLC (dba Sun World)(10)(23)(24)(25)(27)	First lien senior secured delayed draw term loan	L + 5.75%	5/12/2023	—	(31)	(109)	—%
BP Veraison Buyer, LLC (dba Sun World)(10)(23)(24)(27)	First lien senior secured revolving loan	L + 5.75%	5/12/2027	—	(93)	(131)	—%
H-Food Holdings, LLC(10)(11)(27)	Second lien senior secured loan	L + 7.00%	3/2/2026	121,800	120,017	118,146	2.0%
Hometown Food Company(10)(11)(27)	First lien senior secured loan	L + 5.00%	8/31/2023	15,253	15,158	15,101	0.3%
Hometown Food Company(10)(23)(24)(27)	First lien senior secured revolving loan	L + 5.00%	8/31/2023	—	(24)	(42)	—%
Innovation Ventures HoldCo, LLC (dba 5 Hour Energy)(10)(16)(27)	First lien senior secured loan	SR + 6.00%	3/11/2027	75,000	73,886	73,875	1.3%
Innovation Ventures HoldCo, LLC (dba 5 Hour Energy)(10)(23)(25)(27)	First lien senior secured delayed draw term loan A	SR + 6.00%	5/14/2022	—	—	—	—%
Innovation Ventures HoldCo, LLC (dba 5 Hour Energy)(10)(23)(25)(27)	First lien senior secured delayed draw term loan B	SR + 6.00%	9/30/2022	—	—	—	—%
Nellson Nutraceutical, LLC(10)(12)(27)	First lien senior secured loan	L + 5.25%	12/23/2023	27,208	26,597	26,596	0.5%
Nutraceutical International Corporation(10)(11)(27)	First lien senior secured loan	L + 7.00%	9/30/2026	210,466	207,980	204,678	3.5%
Nutraceutical International Corporation(10)(11)(27)	First lien senior secured revolving loan	L + 7.00%	9/30/2025	13,578	13,436	13,205	0.2%
Ole Smoky Distillery, LLC(10)(15)(27)	First lien senior secured loan	SR + 5.25%	3/31/2028	884	866	866	—%
Ole Smoky Distillery, LLC(10)(23)(24)(27)	First lien senior secured revolving loan	SR + 5.25%	3/31/2028	—	(2)	(2)	—%

Owl Rock Capital Corporation

Consolidated Schedule of Investments

As of March 31, 2022

(Amounts in thousands, except share amounts)

(Unaudited)

Company(1)(4)(8)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(2)(3)	Fair Value	Percentage of Net Assets
Recipe Acquisition Corp. (dba Roland Corporation)(10)(12)	Second lien senior secured loan	L + 9.00%	12/1/2022	32,000	31,910	30,400	0.5%
Sara Lee Frozen Bakery, LLC (fka KSLB Holdings, LLC)(10)(11)(27)	First lien senior secured loan	L + 4.50%	7/30/2025	43,748	43,296	41,123	0.7%
Sara Lee Frozen Bakery, LLC (fka KSLB Holdings, LLC)(10)(11)(23)(27)	First lien senior secured revolving loan	L + 4.50%	7/30/2023	2,040	1,986	1,500	—%
Shearer's Foods, LLC(10)(11)(27)	Second lien senior secured loan	L + 7.75%	9/22/2028	120,000	119,001	119,399	2.0%
Tall Tree Foods, Inc.(10)(11)	First lien senior secured loan	L + 7.25%	8/12/2022	39,534	39,489	40,521	0.7%
Ultimate Baked Goods Midco, LLC(10)(12)(27)	First lien senior secured loan	L + 6.25%	8/13/2027	81,849	79,978	79,393	1.4%
Ultimate Baked Goods Midco, LLC(10)(13)(23)(27)	First lien senior secured revolving loan	L + 6.25%	8/13/2027	6,216	5,994	5,918	0.1%
				880,783	869,723	860,331	14.8%
Healthcare equipment and services
Confluent Medical Technologies, Inc.(10)(15)(27)	Second lien senior secured loan	SR + 6.50%	2/18/2030	1,000	981	980	—%
CSC Mkg Topco LLC (dba Medical Knowledge Group)(10)(11)(27)	First lien senior secured loan	L + 5.75%	2/1/2029	1,281	1,256	1,255	—%
CSC Mkg Topco LLC (dba Medical Knowledge Group)(10)(23)(24)(27)	First lien senior secured revolving loan	L + 5.75%	2/1/2029	—	(3)	(3)	—%
Medline Borrower, LP(10)(23)(24)(27)	First lien senior secured revolving loan	L + 3.25%	10/21/2026	—	(147)	(216)	—%
Nelipak Holding Company(10)(12)(27)	First lien senior secured loan	L + 4.25%	7/2/2026	24,697	24,374	24,264	0.4%
Nelipak Holding Company(10)(12)(23)(27)	First lien senior secured revolving loan	L + 4.25%	7/2/2024	3,082	3,015	2,953	0.1%
Nelipak Holding Company(10)(23)(24)(27)	First lien senior secured revolving loan	L + 4.50%	7/2/2024	—	(254)	(129)	—%
Nelipak Holding Company(10)(12)(27)	Second lien senior secured loan	L + 8.25%	7/2/2027	67,006	66,265	66,001	1.1%
Nelipak Holding Company(10)(19)(27)	Second lien senior secured loan	E + 8.50%	7/2/2027	66,871	66,524	65,533	1.1%
Packaging Coordinators Midco, Inc.(10)(12)(27)	Second lien senior secured loan	L + 7.00%	11/30/2028	196,044	192,575	191,142	3.3%

Owl Rock Capital Corporation

Consolidated Schedule of Investments

As of March 31, 2022

(Amounts in thousands, except share amounts)

(Unaudited)

Company(1)(4)(8)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(2)(3)	Fair Value	Percentage of Net Assets
Patriot Acquisition TopCo S.A.R.L (dba Corza Health, Inc.) (10)(11)(27)	First lien senior secured loan	L + 6.75%	1/31/2028	136,392	134,368	134,346	2.3%
Patriot Acquisition TopCo S.A.R.L (dba Corza Health, Inc.) (10)(23)(24)(27)	First lien senior secured revolving loan	L + 6.75%	1/29/2026	—	(215)	(203)	—%
Rhea Parent, Inc.(10)(15)(27)	First lien senior secured loan	SR + 5.75%	2/19/2029	774	759	758	—%
				497,147	489,498	486,681	8.3%
Healthcare providers and services
Diagnostic Service Holdings, Inc. (dba Rayus Radiology)(10)(11)(27)	First lien senior secured loan	L + 5.50%	3/17/2025	1,000	1,000	1,000	—%
Ex Vivo Parent Inc. (dba OB Hospitalist)(10)(12)(27)	First lien senior secured loan	L + 9.50% PIK	9/27/2028	57,810	56,713	56,509	1.0%
KS Management Services, L.L.C.(10)(11)(27)	First lien senior secured loan	L + 4.25%	1/9/2026	122,187	121,170	122,187	2.1%
National Dentex Labs LLC (fka Barracuda Dental LLC)(10)(12)(27)	First lien senior secured loan	L + 7.00%	10/3/2025	70,544	69,610	69,310	1.2%
National Dentex Labs LLC (fka Barracuda Dental LLC)(10)(12)(23)(25)(27)	First lien senior secured delayed draw term loan	L + 7.00%	6/30/2022	35,492	35,105	34,851	0.6%
National Dentex Labs LLC (fka Barracuda Dental LLC)(10)(12)(23)(27)	First lien senior secured revolving loan	L + 7.00%	10/3/2025	6,790	6,612	6,626	0.1%
Natural Partners, LLC(10)(11)(27)(29)	First lien senior secured loan	L + 6.00%	11/29/2027	931	913	913	—%
Natural Partners, LLC(10)(23)(24)(27)(29)	First lien senior secured revolving loan	L + 6.00%	11/29/2027	—	(1)	(1)	—%
OB Hospitalist Group, Inc.(10)(11)(27)	First lien senior secured loan	L + 5.50%	9/27/2027	116,562	114,396	113,648	1.9%
OB Hospitalist Group, Inc.(10)(23)(24)(27)	First lien senior secured revolving loan	L + 5.50%	9/27/2027	—	(277)	(379)	—%
Phoenix Newco, Inc. (dba Parexel)(10)(11)(27)	Second lien senior secured loan	L + 6.50%	11/15/2029	190,000	188,168	187,150	3.2%
Premier Imaging, LLC (dba LucidHealth)(10)(11)(27)	First lien senior secured loan	L + 6.00%	1/2/2025	42,998	42,553	42,568	0.7%
Quva Pharma, Inc.(10)(12)(27)	First lien senior secured loan	L + 5.50%	4/12/2028	39,800	38,739	38,506	0.7%
Quva Pharma, Inc.(10)(13)(23)(27)	First lien senior secured revolving loan	L + 5.50%	4/10/2026	1,120	1,023	990	—%

Owl Rock Capital Corporation

Consolidated Schedule of Investments

As of March 31, 2022

(Amounts in thousands, except share amounts)

(Unaudited)

Company(1)(4)(8)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(2)(3)	Fair Value	Percentage of Net Assets
TC Holdings, LLC (dba TrialCard)(10)(12)(27)	First lien senior secured loan	L + 4.50%	11/14/2023	72,892	72,439	72,892	1.2%
TC Holdings, LLC (dba TrialCard)(10)(23)(24)(27)	First lien senior secured revolving loan	L + 4.50%	11/14/2022	—	(19)	—	—%
Vermont Aus Pty Ltd(10)(15)(27)(29)	First lien senior secured loan	SR + 5.50%	3/22/2028	1,000	975	975	—%
				759,126	749,119	747,745	12.7%
Healthcare technology
BCPE Osprey Buyer, Inc. (dba PartsSource)(10)(13)(27)	First lien senior secured loan	L + 5.75%	8/23/2028	113,767	112,078	111,491	1.9%
BCPE Osprey Buyer, Inc. (dba PartsSource)(10)(23)(24)(25)(27)	First lien senior secured delayed draw term loan	L + 5.75%	8/23/2023	—	(260)	(245)	—%
BCPE Osprey Buyer, Inc. (dba PartsSource)(10)(23)(24)(27)	First lien senior secured revolving loan	L + 5.75%	8/21/2026	—	(180)	(237)	—%
Bracket Intermediate Holding Corp.(6)(10)(12)(27)	First lien senior secured loan	L + 4.25%	9/5/2025	514	487	509	—%
Bracket Intermediate Holding Corp.(10)(12)(27)	Second lien senior secured loan	L + 8.13%	9/7/2026	26,250	25,911	25,988	0.4%
GI Ranger Intermediate, LLC (dba Rectangle Health)(10)(15)(27)	First lien senior secured loan	SR + 6.00%	10/30/2028	4,620	4,532	4,516	0.1%
GI Ranger Intermediate, LLC (dba Rectangle Health)(10)(15)(23)(27)	First lien senior secured revolving loan	SR + 6.00%	10/29/2027	37	30	29	—%
Inovalon Holdings, Inc.(10)(12)(27)	First lien senior secured loan	L + 6.25% (incl. 2.75% PIK)	11/24/2028	178,976	174,710	174,054	3.0%
Inovalon Holdings, Inc.(10)(23)(24)(25)(27)	First lien senior secured delayed draw term loan	L + 5.75%	5/24/2024	—	(225)	(285)	—%
Inovalon Holdings, Inc.(10)(12)(27)	Second lien senior secured loan	L + 10.50% PIK	11/24/2033	87,095	85,426	85,135	1.4%
Intelerad Medical Systems Incorporated (fka 11849573 Canada Inc.)(10)(12)(27)(29)	First lien senior secured loan	L + 6.25%	8/21/2026	115,395	114,282	114,818	2.0%
Intelerad Medical Systems Incorporated (fka 11849573 Canada Inc.)(10)(12)(23)(27)(29)	First lien senior secured revolving loan	L + 6.25%	8/21/2026	2,983	2,946	2,960	0.1%
Interoperability Bidco, Inc. (dba Lyniate)(10)(12)(27)	First lien senior secured loan	L + 6.25%	12/28/2026	66,956	66,528	66,535	1.1%
Interoperability Bidco, Inc. (dba Lyniate)(10)(23)(24)(27)	First lien senior secured revolving loan	L + 6.25%	12/28/2026	—	(18)	(19)	—%
				596,593	586,247	585,249	10.0%

Owl Rock Capital Corporation

Consolidated Schedule of Investments

As of March 31, 2022

(Amounts in thousands, except share amounts)

(Unaudited)

Company(1)(4)(8)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(2)(3)	Fair Value	Percentage of Net Assets
Household products
HGH Purchaser, Inc. (dba Horizon Services)(10)(12)(27)	First lien senior secured loan	L + 5.75%	11/3/2025	107,954	106,722	106,875	1.8%
HGH Purchaser, Inc. (dba Horizon Services)(10)(12)(23)(25)(27)	First lien senior secured delayed draw term loan	L + 5.75%	2/10/2023	33,614	33,312	33,138	0.6%
HGH Purchaser, Inc. (dba Horizon Services)(10)(12)(23)(27)	First lien senior secured revolving loan	L + 5.75%	11/3/2025	12,507	12,352	12,341	0.2%
Walker Edison Furniture Company LLC(10)(12)(27)	First lien senior secured loan	L + 8.75% (incl. 3.00% PIK)	3/31/2027	84,681	84,680	77,058	1.3%
				238,756	237,066	229,412	3.9%
Human resource support services
Cornerstone OnDemand, Inc.(10)(11)(27)	Second lien senior secured loan	L + 6.50%	10/15/2029	115,833	114,169	113,517	1.9%
IG Investments Holdings, LLC (dba Insight Global)(10)(12)(27)	First lien senior secured loan	L + 6.00%	9/22/2028	50,771	49,818	49,755	0.8%
IG Investments Holdings, LLC (dba Insight Global)(10)(17)(23)(27)	First lien senior secured revolving loan	P + 5.00%	9/22/2027	795	722	715	—%
				167,399	164,709	163,987	2.7%
Infrastructure and environmental services
FR Arsenal Holdings II Corp. (dba Applied-Cleveland Holdings, Inc.)(10)(13)	First lien senior secured loan	L + 7.50%	9/8/2022	117,341	117,791	102,674	1.7%
LineStar Integrity Services LLC(10)(13)(27)	First lien senior secured loan	L + 7.25%	2/12/2024	80,346	80,185	71,508	1.2%
Tamarack Intermediate, L.L.C. (dba Verisk 3E)(10)(15)(27)	First lien senior secured loan	SR + 5.75%	3/13/2028	859	842	842	—%
Tamarack Intermediate, L.L.C. (dba Verisk 3E)(10)(23)(24)(27)	First lien senior secured revolving loan	SR + 5.75%	3/13/2028	—	(3)	(3)	—%
				198,546	198,815	175,021	2.9%
Insurance
Alera Group, Inc.(10)(11)(27)	First lien senior secured loan	L + 5.50%	10/2/2028	42,929	42,019	41,748	0.7%
Alera Group, Inc.(10)(11)(23)(25)(27)	First lien senior secured delayed draw term loan	L + 5.50%	10/2/2023	11,781	11,527	11,450	0.2%

Owl Rock Capital Corporation

Consolidated Schedule of Investments

As of March 31, 2022

(Amounts in thousands, except share amounts)

(Unaudited)

Company(1)(4)(8)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(2)(3)	Fair Value	Percentage of Net Assets
Ardonagh Midco 3 PLC(10)(13)(27)(29)	First lien senior secured USD term loan	L + 7.00%	7/14/2026	26,784	26,297	26,583	0.5%
Ardonagh Midco 3 PLC(10)(20)(27)(29)	First lien senior secured EUR term loan	E + 7.00%	7/14/2026	10,164	10,024	10,138	0.2%
Ardonagh Midco 3 PLC(10)(21)(27)(29)	First lien senior secured GBP term loan	SA + 7.00%	7/14/2026	114,099	106,832	114,099	1.9%
Ardonagh Midco 3 PLC(10)(23)(25)(27)(29)	First lien senior secured GBP delayed draw term loan	L + 7.00%	8/19/2023	—	—	(80)	—%
Ardonagh Midco 2 PLC(22)(27)(29)	Unsecured notes	11.50%	1/15/2027	11,198	11,125	11,867	0.2%
Brightway Holdings, LLC(10)(11)(27)	First lien senior secured loan	L + 6.50%	12/16/2027	26,842	26,520	26,439	0.5%
Brightway Holdings, LLC(10)(23)(24)	First lien senior secured revolving loan	L + 6.50%	12/16/2027	—	(38)	(47)	—%
Evolution BuyerCo, Inc. (dba SIAA)(10)(12)(27)	First lien senior secured loan	L + 6.25%	4/28/2028	142,791	140,959	140,649	2.4%
Evolution BuyerCo, Inc. (dba SIAA)(10)(23)(24)(27)	First lien senior secured revolving loan	L + 6.25%	4/30/2027	—	(129)	(161)	—%
Integrity Marketing Acquisition, LLC(10)(13)(27)	First lien senior secured loan	L + 5.75%	8/27/2025	218,318	216,048	218,318	3.7%
Integrity Marketing Acquisition, LLC(10)(23)(24)(27)	First lien senior secured revolving loan	L + 5.75%	8/27/2025	—	(126)	—	—%
Norvax, LLC (dba GoHealth)(10)(12)(27)	First lien senior secured loan	L + 6.50%	9/15/2025	77,179	75,076	76,793	1.3%
Norvax, LLC (dba GoHealth)(10)(11)(23)(27)	First lien senior secured revolving loan	L + 6.50%	9/13/2024	9,511	9,421	9,450	0.2%
Peter C. Foy & Associates Insurance Services, LLC (dba PCF Insurance Services)(10)(12)(27)	First lien senior secured loan	L + 6.00%	11/1/2028	135,928	134,631	133,890	2.3%
Peter C. Foy & Associates Insurance Services, LLC (dba PCF Insurance Services)(10)(23)(24)(27)	First lien senior secured revolving loan	L + 6.00%	11/1/2027	—	(57)	(92)	—%
PCF Midco II, LLC (dba PCF Insurance Services)(22)(27)	First lien senior secured loan	9.00% PIK	10/31/2031	123,185	112,186	109,942	1.9%
TEMPO BUYER CORP. (dba Global Claims Services)(10)(12)(27)	First lien senior secured loan	L + 5.50%	8/28/2028	1,086	1,066	1,059	—%
TEMPO BUYER CORP. (dba Global Claims Services)(10)(23)(24)(25)(27)	First lien senior secured delayed draw term loan	L + 5.50%	8/26/2023	—	(3)	(5)	—%
TEMPO BUYER CORP. (dba Global Claims Services)(10)(17)(23)(27)	First lien senior secured revolving loan	P + 4.50%	8/28/2028	6	3	2	—%
THG Acquisition, LLC (dba Hilb)(10)(12)(27)	First lien senior secured loan	L + 5.75%	12/2/2026	75,321	73,968	74,191	1.3%
THG Acquisition, LLC (dba Hilb)(10)(23)(24)(27)	First lien senior secured revolving loan	L + 5.75%	12/2/2025	—	(141)	(129)	—%

Owl Rock Capital Corporation

Consolidated Schedule of Investments

As of March 31, 2022

(Amounts in thousands, except share amounts)

(Unaudited)

Company(1)(4)(8)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(2)(3)	Fair Value	Percentage of Net Assets
USRP Holdings, Inc. (dba U.S. Retirement and Benefits Partners)(10)(12)(27)	First lien senior secured loan	L + 5.50%	7/23/2027	38,989	38,280	38,014	0.6%
USRP Holdings, Inc. (dba U.S. Retirement and Benefits Partners)(10)(12)(23)(24)(27)	First lien senior secured revolving loan	L + 5.50%	7/23/2027	71	(5)	(35)	—%
KUSRP Intermediate, Inc. (dba U.S. Retirement and Benefits Partners)(10)(12)(27)	First lien senior secured loan	L + 9.50% PIK	7/24/2028	32,075	31,509	31,433	0.5%
				1,098,257	1,066,992	1,075,516	18.4%
Internet software and services
3ES Innovation Inc. (dba Aucerna)(10)(12)(27)(29)	First lien senior secured loan	L + 6.75%	5/13/2025	61,103	60,599	60,187	1.0%
3ES Innovation Inc. (dba Aucerna)(10)(23)(24)(27)(29)	First lien senior secured revolving loan	L + 6.75%	5/13/2025	—	(25)	(58)	—%
Accela, Inc.(10)(11)	First lien senior secured loan	L + 7.50% (incl. 4.25% PIK)	9/30/2024	24,187	24,040	24,127	0.4%
Accela, Inc.(10)(11)(23)	First lien senior secured revolving loan	L + 7.00%	9/30/2024	1,500	1,500	1,493	—%
Apptio, Inc.(10)(12)(27)	First lien senior secured loan	L + 7.25%	1/10/2025	50,916	50,233	50,916	0.9%
Apptio, Inc.(10)(12)(23)(27)	First lien senior secured revolving loan	L + 7.25%	1/10/2025	1,112	1,086	1,112	—%
Bayshore Intermediate #2, L.P. (dba Boomi)(10)(12)(27)	First lien senior secured loan	L + 7.75% PIK	10/2/2028	84,823	83,055	82,702	1.4%
Bayshore Intermediate #2, L.P. (dba Boomi)(10)(23)(24)(27)	First lien senior secured revolving loan	L + 6.75%	10/1/2027	—	(143)	(173)	—%
BCPE Nucleon (DE) SPV, LP(10)(13)(27)	First lien senior secured loan	L + 7.00%	9/24/2026	189,778	187,460	188,354	3.2%
BCTO BSI Buyer, Inc. (dba Buildertrend)(10)(12)(27)	First lien senior secured loan	L + 7.00%	12/23/2026	44,643	44,274	44,308	0.8%
BCTO BSI Buyer, Inc. (dba Buildertrend)(10)(12)(23)(27)	First lien senior secured revolving loan	L + 7.00%	12/23/2026	3,018	2,976	2,978	0.1%
Centrify Corporation(10)(12)(27)	First lien senior secured loan	L + 5.75%	3/2/2028	66,734	65,267	65,233	1.1%
Centrify Corporation(10)(23)(24)(27)	First lien senior secured revolving loan	L + 5.75%	3/2/2027	—	(165)	(153)	—%
CivicPlus, LLC(10)(12)(27)	First lien senior secured loan	L + 6.00%	8/24/2027	14,236	14,106	14,023	0.2%
CivicPlus, LLC(10)(23)(25)(27)	First lien senior secured delayed draw term loan	L + 6.00%	8/24/2023	—	—	(33)	—%
CivicPlus, LLC(10)(23)(24)(27)	First lien senior secured revolving loan	L + 6.00%	8/24/2027	—	(12)	(20)	—%

Owl Rock Capital Corporation

Consolidated Schedule of Investments

As of March 31, 2022

(Amounts in thousands, except share amounts)

(Unaudited)

Company(1)(4)(8)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(2)(3)	Fair Value	Percentage of Net Assets
Delta TopCo, Inc. (dba Infoblox, Inc.)(10)(12)(27)	Second lien senior secured loan	L + 7.25%	12/1/2028	15,000	14,935	14,925	0.3%
EET Buyer, Inc. (dba e-Emphasys)(10)(13)(27)	First lien senior secured loan	L + 5.75%	11/8/2027	4,545	4,503	4,477	0.1%
EET Buyer, Inc. (dba e-Emphasys)(10)(23)(24)(27)	First lien senior secured revolving loan	L + 5.75%	11/8/2027	—	(4)	(7)	—%
Forescout Technologies, Inc.(10)(12)(27)	First lien senior secured loan	L + 9.50% PIK	8/17/2026	56,112	55,449	56,112	1.0%
Forescout Technologies, Inc.(10)(23)(24)(27)	First lien senior secured revolving loan	L + 8.50%	8/18/2025	—	(63)	—	—%
Genesis Acquisition Co. (dba Procare Software)(10)(12)(27)	First lien senior secured loan	L + 4.00%	7/31/2024	18,082	17,930	17,539	0.3%
Genesis Acquisition Co. (dba Procare Software)(10)(12)(27)	First lien senior secured revolving loan	L + 4.00%	7/31/2024	2,637	2,617	2,558	—%
GovBrands Intermediate, Inc.(10)(12)(27)	First lien senior secured loan	L + 5.50%	8/4/2027	10,631	10,390	10,259	0.2%
GovBrands Intermediate, Inc.(10)(12)(23)(25)(27)	First lien senior secured delayed draw term loan	L + 5.50%	8/4/2023	2,392	2,325	2,283	—%
GovBrands Intermediate, Inc.(10)(23)(24)(27)	First lien senior secured revolving loan	L + 5.50%	8/4/2027	—	(18)	(28)	—%
Granicus, Inc.(10)(12)(27)	First lien senior secured loan	L + 6.50%	1/29/2027	13,461	13,189	13,159	0.2%
Granicus, Inc.(10)(12)(23)(25)(27)	First lien senior secured delayed draw term loan	L + 6.00%	1/30/2023	1,531	1,496	1,484	—%
Granicus, Inc.(10)(23)(24)(27)	First lien senior secured revolving loan	L + 6.00%	1/29/2027	—	(23)	(27)	—%
H&F Opportunities LUX III S.À R.L (dba Checkmarx)(10)(13)(27)(29)	First lien senior secured loan	L + 7.50%	4/16/2026	51,567	50,444	51,567	0.9%
H&F Opportunities LUX III S.À R.L (dba Checkmarx)(10)(23)(24)(27)(29)	First lien senior secured revolving loan	L + 7.50%	4/16/2026	—	(328)	—	—%
Hyland Software, Inc.(10)(11)(27)	Second lien senior secured loan	L + 6.25%	7/7/2025	15,482	15,469	15,327	0.3%
IQN Holding Corp. (dba Beeline)(10)(13)(27)	First lien senior secured loan	L + 5.50%	8/20/2024	150,221	149,208	149,845	2.6%
IQN Holding Corp. (dba Beeline)(10)(23)(24)(27)	First lien senior secured revolving loan	L + 5.50%	8/21/2023	—	(94)	(57)	—%
Litera Bidco LLC(10)(11)(27)	First lien senior secured loan	L + 5.89%	5/29/2026	153,660	152,118	153,660	2.6%
Litera Bidco LLC(10)(11)(23)(25)(27)	First lien senior secured delayed draw term loan	L + 6.00%	10/29/2022	1,993	1,941	1,993	—%
Litera Bidco LLC(10)(23)(24)(27)	First lien senior secured revolving loan	L + 5.75%	5/29/2026	—	(41)	—	—%

Owl Rock Capital Corporation

Consolidated Schedule of Investments

As of March 31, 2022

(Amounts in thousands, except share amounts)

(Unaudited)

Company(1)(4)(8)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(2)(3)	Fair Value	Percentage of Net Assets
MessageBird BidCo B.V.(10)(13)(27)(29)	First lien senior secured loan	L + 6.75%	4/29/2027	77,000	75,505	75,268	1.3%
MINDBODY, Inc.(10)(13)(27)	First lien senior secured loan	L + 8.50% (incl. 1.50% PIK)	2/14/2025	67,379	66,991	67,379	1.1%
MINDBODY, Inc.(10)(23)(24)(27)	First lien senior secured revolving loan	L + 7.00%	2/14/2025	—	(29)	—	—%
Ministry Brands Holdings, LLC(10)(12)(27)	First lien senior secured loan	L + 5.50%	12/29/2028	706	693	689	—%
Ministry Brands Holdings, LLC(10)(23)(24)(25)(27)	First lien senior secured delayed draw term loan	L + 5.50%	12/27/2023	—	(2)	(3)	—%
Ministry Brands Holdings, LLC(10)(23)(24)(27)	First lien senior secured revolving loan	L + 5.50%	12/27/2027	—	(1)	(2)	—%
Proofpoint, Inc.(6)(10)(12)(27)	Second lien senior secured loan	L + 6.25%	8/31/2029	19,600	19,507	19,484	0.3%
QAD, Inc.(10)(12)(27)	First lien senior secured loan	L + 6.00%	11/5/2027	26,571	26,070	25,906	0.4%
QAD, Inc.(10)(23)(24)(27)	First lien senior secured revolving loan	L + 6.00%	11/5/2027	—	(64)	(86)	—%
Tahoe Finco, LLC(10)(12)(27)(29)	First lien senior secured loan	L + 6.00%	9/29/2028	123,256	122,093	121,406	2.1%
Tahoe Finco, LLC(10)(23)(24)(27)(29)	First lien senior secured revolving loan	L + 6.00%	10/1/2027	—	(85)	(139)	—%
Thunder Purchaser, Inc. (dba Vector Solutions)(10)(12)(27)	First lien senior secured loan	L + 5.75%	6/30/2028	64,639	64,048	63,831	1.1%
Thunder Purchaser, Inc. (dba Vector Solutions)(10)(23)(25)(27)	First lien senior secured delayed draw term loan	L + 5.75%	8/17/2023	—	—	(27)	—%
Thunder Purchaser, Inc. (dba Vector Solutions)(10)(12)(23)(27)	First lien senior secured revolving loan	L + 5.75%	6/30/2027	827	794	779	—%
When I Work, Inc.(10)(12)(27)	First lien senior secured loan	L + 7.00% PIK	11/2/2027	4,932	4,886	4,858	0.1%
When I Work, Inc.(10)(23)(24)(27)	First lien senior secured revolving loan	L + 6.00%	11/2/2027	—	(9)	(14)	—%
				1,424,274	1,406,091	1,409,394	24.0%
Leisure and entertainment
Troon Golf, L.L.C.(10)(12)(27)	First lien senior secured loan	L + 6.00%	8/5/2027	282,365	281,079	280,952	4.8%
Troon Golf, L.L.C.(10)(11)(23)(27)	First lien senior secured revolving loan	L + 6.00%	8/5/2026	4,054	3,960	3,946	0.1%
				286,419	285,039	284,898	4.9%

Owl Rock Capital Corporation

Consolidated Schedule of Investments

As of March 31, 2022

(Amounts in thousands, except share amounts)

(Unaudited)

Company(1)(4)(8)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(2)(3)	Fair Value	Percentage of Net Assets
Manufacturing
Gloves Buyer, Inc. (dba Protective Industrial Products)(10)(11)(27)	Second lien senior secured loan	L + 8.25%	12/29/2028	29,250	28,601	28,811	0.5%
Ideal Tridon Holdings, Inc.(10)(12)(27)	First lien senior secured loan	L + 5.25%	7/31/2024	52,701	52,318	52,569	0.9%
Ideal Tridon Holdings, Inc.(10)(23)(24)(27)	First lien senior secured revolving loan	L + 5.25%	7/31/2023	—	(12)	(14)	—%
MHE Intermediate Holdings, LLC (dba OnPoint Group)(10)(13)(27)	First lien senior secured loan	L + 5.75%	7/21/2027	159,919	158,474	157,120	2.7%
MHE Intermediate Holdings, LLC (dba OnPoint Group)(10)(12)(23)(25)(27)	First lien senior secured delayed draw term loan	L + 5.75%	7/21/2023	13,387	13,263	13,079	0.2%
MHE Intermediate Holdings, LLC (dba OnPoint Group)(10)(11)(23)(27)	First lien senior secured revolving loan	L + 5.75%	7/21/2027	621	484	350	—%
PHM Netherlands Midco B.V. (dba Loparex)(10)(11)(27)	First lien senior secured loan	L + 4.50%	7/31/2026	784	739	760	—%
PHM Netherlands Midco B.V. (dba Loparex)(10)(11)(27)	Second lien senior secured loan	L + 8.75%	7/30/2027	112,000	106,124	108,920	1.9%
Safety Products/JHC Acquisition Corp. (dba Justrite Safety Group)(10)(11)(27)	First lien senior secured loan	L + 4.50%	6/28/2026	13,887	13,799	12,846	0.2%
Sonny's Enterprises LLC(10)(11)(27)	First lien senior secured loan	L + 6.75%	8/5/2026	231,670	228,196	231,670	3.9%
Sonny's Enterprises LLC(10)(23)(24)(27)	First lien senior secured revolving loan	L + 6.75%	8/5/2025	—	(241)	—	—%
				614,219	601,745	606,111	10.3%
Oil and gas
Black Mountain Sand Eagle Ford LLC(10)(12)(27)	First lien senior secured loan	L + 8.25%	8/17/2022	3,739	3,741	3,739	0.1%
Project Power Buyer, LLC (dba PEC-Veriforce)(10)(12)(27)	First lien senior secured loan	L + 6.00%	5/14/2026	44,976	44,571	44,976	0.8%
Project Power Buyer, LLC (dba PEC-Veriforce)(10)(23)(24)(27)	First lien senior secured revolving loan	L + 6.00%	5/14/2025	—	(21)	—	—%
Zenith Energy U.S. Logistics Holdings, LLC(10)(12)(27)	First lien senior secured loan	L + 5.50%	12/20/2024	64,476	63,783	64,476	1.1%
				113,191	112,074	113,191	2.0%

Owl Rock Capital Corporation

Consolidated Schedule of Investments

As of March 31, 2022

(Amounts in thousands, except share amounts)

(Unaudited)

Company(1)(4)(8)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(2)(3)	Fair Value	Percentage of Net Assets
Professional services
AmSpec Group, Inc. (fka AmSpec Services Inc.)(10)(12)(27)	First lien senior secured loan	L + 5.75%	7/2/2024	109,980	109,103	109,155	1.9%
AmSpec Group, Inc. (fka AmSpec Services Inc.)(10)(23)(24)(27)	First lien senior secured revolving loan	L + 3.75%	7/2/2024	—	(95)	(108)	—%
Apex Group Treasury, LLC(10)(12)(27)(29)	Second lien senior secured loan	L + 6.75%	7/27/2029	19,000	18,822	18,715	0.3%
Apex Group Treasury, LLC(10)(23)(25)(27)(29)	Second lien senior secured delayed draw term loan	L + 6.75%	6/30/2022	—	—	—	—%
Aptive Environmental, LLC(22)(27)	First lien senior secured loan	12.00% (incl. 6.00% PIK)	1/23/2026	10,110	8,300	8,209	0.1%
Gerson Lehrman Group, Inc.(10)(12)(27)	First lien senior secured loan	L + 5.25%	12/12/2024	136,609	135,942	136,199	2.3%
Gerson Lehrman Group, Inc.(10)(23)(24)(27)	First lien senior secured revolving loan	L + 5.25%	12/12/2024	—	(97)	(65)	—%
Guidehouse Inc.(10)(11)(27)	First lien senior secured loan	L + 5.50%	10/16/2028	4,638	4,594	4,568	0.1%
Relativity ODA LLC(10)(11)(27)	First lien senior secured loan	L + 7.50% PIK	5/12/2027	78,435	77,464	77,257	1.3%
Relativity ODA LLC(10)(23)(24)(27)	First lien senior secured revolving loan	L + 6.50%	5/12/2027	—	(94)	(110)	—%
				358,772	353,939	353,820	6.0%
Specialty retail
Galls, LLC(10)(12)(27)	First lien senior secured loan	L + 6.75% (incl. 0.50% PIK)	1/31/2025	104,614	103,912	97,291	1.7%
Galls, LLC(10)(12)(23)(27)	First lien senior secured revolving loan	L + 6.75%	1/31/2024	17,941	17,653	15,672	0.3%
Milan Laser Holdings LLC(10)(12)(27)	First lien senior secured loan	L + 5.00%	4/27/2027	24,238	24,028	23,996	0.4%
Milan Laser Holdings LLC(10)(23)(24)(27)	First lien senior secured revolving loan	L + 5.00%	4/27/2026	—	(17)	(21)	—%
Notorious Topco, LLC (dba Beauty Industry Group)(10)(13)(27)	First lien senior secured loan	L + 6.50%	11/22/2027	110,184	108,610	108,256	1.8%
Notorious Topco, LLC (dba Beauty Industry Group)(10)(23)(24)(25)(27)	First lien senior secured delayed draw term loan	L + 6.50%	11/23/2023	—	(94)	(80)	—%
Notorious Topco, LLC (dba Beauty Industry Group)(10)(12)(23)(27)	First lien senior secured revolving loan	L + 6.50%	5/24/2027	2,554	2,420	2,386	—%

Owl Rock Capital Corporation

Consolidated Schedule of Investments

As of March 31, 2022

(Amounts in thousands, except share amounts)

(Unaudited)

Company(1)(4)(8)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(2)(3)	Fair Value	Percentage of Net Assets
The Shade Store, LLC(10)(12)(27)	First lien senior secured loan	L + 6.00%	10/13/2027	9,068	8,962	8,909	0.2%
The Shade Store, LLC(10)(13)(23)(27)	First lien senior secured revolving loan	L + 6.00%	10/13/2026	455	444	439	—%
				269,054	265,918	256,848	4.4%
Transportation
Lazer Spot G B Holdings, Inc.(10)(13)(27)	First lien senior secured loan	L + 5.75%	12/9/2025	143,698	142,050	143,698	2.4%
Lazer Spot G B Holdings, Inc.(10)(17)(23)(27)	First lien senior secured revolving loan	P + 4.75%	12/9/2025	1,610	1,325	1,610	—%
Lytx, Inc.(10)(11)(27)	First lien senior secured loan	L + 6.75%	2/28/2026	71,551	70,706	70,836	1.2%
Motus Group, LLC(10)(12)(27)	Second lien senior secured loan	L + 6.50%	12/10/2029	10,810	10,705	10,675	0.2%
				227,669	224,786	226,819	3.8%
Total non-controlled/non-affiliated portfolio company debt investments				$11,774,560	$11,586,274	$11,502,951	196.2%

Equity Investments
Aerospace and defense
Space Exploration Technologies Corp.(27)(28)(31)	Class A Common Stock	N/A	N/A	3,232	1,557	1,810	—%
Space Exploration Technologies Corp.(27)(28)(31)	Class C Common Stock	N/A	N/A	936	446	524	—%
					2,003	2,334	—%
Automotive
CD&R Value Building Partners I, L.P. (dba Belron)(27)(28)(29)(31)	LP Interest	N/A	N/A	33,000	33,108	33,000	0.6%
Metis HoldCo, Inc. (dba Mavis Tire Express Services)(22)(27)(28)	Series A Convertible Preferred Stock	7.00% PIK	N/A	159,413	154,770	156,225	2.7%
					187,878	189,225	3.3%

Owl Rock Capital Corporation

Consolidated Schedule of Investments

As of March 31, 2022

(Amounts in thousands, except share amounts)

(Unaudited)

Company(1)(4)(8)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(2)(3)	Fair Value	Percentage of Net Assets
Buildings and real estate
Dodge Contruction Network Holdings, L.P.(22)(28)	Series A Preferred Units	8.25% PIK	N/A	0	45	45	—%
Dodge Contruction Network Holdings, LP(28)(31)	Class A-2 Common Units	N/A	N/A	2,181,629	1,859	1,855	—%
					1,904	1,900	—%
Business services
Denali Holding, LP (dba Summit Companies)(27)(28)(31)	Class A Units	N/A	N/A	313,580	3,136	3,136	0.1%
Hercules Buyer, LLC (dba The Vincit Group)(27)(28)(31)(33)	Common Units	N/A	N/A	2,190,000	2,192	2,192	—%
					5,328	5,328	0.1%
Consumer Products
ASP Conair Holdings LP(27)(28)(31)	Class A Units	N/A	N/A	60,714	6,071	6,071	0.1%
					6,071	6,071	0.1%
Financial services
Blend Labs, Inc.(5)(27)(31)	Common Stock	N/A	N/A	72,317	1,000	412	—%
Blend Labs, Inc.(27)(28)(31)	Warrants	N/A	N/A	179,529	975	232	—%
					1,975	644	—%
Food and beverage
H-Food Holdings, LLC(27)(28)(31)	LLC Interest	N/A	N/A	10,875	10,875	12,263	0.2%
					10,875	12,263	0.2%
Healthcare equipment and services
KPCI Holdings, L.P.(27)(28)(31)	Class A Units	N/A	N/A	32,285	32,285	34,745	0.6%
Maia Aggregator, LP(27)(28)(31)	Class A-2 Units	N/A	N/A	168,539	169	169	—%

Owl Rock Capital Corporation

Consolidated Schedule of Investments

As of March 31, 2022

(Amounts in thousands, except share amounts)

(Unaudited)

Company(1)(4)(8)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(2)(3)	Fair Value	Percentage of Net Assets
Patriot Holdings SCSp (dba Corza Health, Inc.)(22)(27)(28)	Class A Units	8.00% PIK	N/A	7,787	7,787	7,787	0.1%
Patriot Holdings SCSp (dba Corza Health, Inc.)(27)(28)(31)	Class B Units	N/A	N/A	16	18	1,109	—%
Rhea Acquisition Holdings, LP(27)(28)(31)	Series A-2 Units	N/A	N/A	119,048	119	119	—%
					40,378	43,929	0.7%
Healthcare providers and services
KOBHG Holdings, L.P. (dba OB Hospitalist)(27)(28)(31)	Class A Interests	N/A	N/A	6,670	6,670	6,670	0.1%
					6,670	6,670	0.1%
Healthcare technology
Minerva Holdco, Inc.(22)(27)(28)	Series A Preferred Stock	10.75% PIK	N/A	7,094	6,956	6,953	0.1%
					6,956	6,953	0.1%
Human resource support services
Sunshine Software Holdings, Inc. (dba Cornerstone OnDemand, Inc.)(22)(27)(28)	Series A Preferred Stock	10.50% PIK	N/A	39,364	38,437	37,789	0.6%
					38,437	37,789	0.6%
Insurance
Evolution Parent, LP (dba SIAA)(27)(28)(31)	LP Interest	N/A	N/A	42,838	4,284	4,284	0.1%
GrowthCurve Capital Sunrise Co-Invest LP (dba Brightway)(27)(28)(31)	LP Interest	N/A	N/A	632	633	632	—%
Norvax, LLC (dba GoHealth)(5)(27)(31)	Common Stock	N/A	N/A	1,021,885	5,232	1,206	—%
PCF Holdco, LLC (dba PCF Insurance Services)(27)(28)(31)	Class A Units	N/A	N/A	11,028	27,968	34,284	0.6%
PCF Holdco, LLC (dba PCF Insurance Services)(27)(28)(31)	Class A Warrants	N/A	N/A	3,744	9,496	11,650	0.2%
					47,613	52,056	0.9%

Owl Rock Capital Corporation

Consolidated Schedule of Investments

As of March 31, 2022

(Amounts in thousands, except share amounts)

(Unaudited)

Company(1)(4)(8)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(2)(3)	Fair Value	Percentage of Net Assets
Internet and software services
BCTO WIW Holdings, Inc. (dba When I Work)(27)(28)(31)	Class A Common Stock	N/A	N/A	13	1,300	1,300	—%
Brooklyn Lender Co-Invest 2, L.P. (dba Boomi)(27)(28)(31)	Common Units	N/A	N/A	7,503,843	7,504	7,504	0.1%
MessageBird Holding B.V.(27)(28)(29)(31)	Extended Series C Warrants	N/A	N/A	122,890	753	484	—%
Thunder Topco L.P. (dba Vector Solutions)(27)(28)(31)	Common Units	N/A	N/A	3,829,614	3,830	4,081	0.1%
VEPF Torreys Aggregator, LLC (dba MINDBODY, Inc.)(22)(27)(28)	Series A Preferred Stock	6.00% PIK	N/A	21,250	21,571	21,250	0.4%
					34,958	34,619	0.6%
Manufacturing
Gloves Holdings, LP (dba Protective Industrial Products)(27)(28)(31)	LP Interest	N/A	N/A	3,250	3,250	3,640	0.1%
Windows Entities(27)(28)(29)(31)(32)	LLC Units	N/A	N/A	31,826	56,944	103,561	1.8%
					60,194	107,201	1.9%
Professional services
Evology LLC(27)(28)(31)	Class B Units	N/A	N/A	351	1,680	1,680	—%
WMC Bidco, Inc. (dba West Monroe)(22)(27)(28)	Senior Preferred Stock	11.25% PIK	N/A	17,433	17,011	16,736	0.3%
					18,691	18,416	0.3%
Total non-controlled/non-affiliated portfolio company equity investments					469,931	525,398	8.9%
Total non-controlled/non-affiliated portfolio company investments					$12,056,205	$12,028,349	205.1%

Owl Rock Capital Corporation

Consolidated Schedule of Investments

As of March 31, 2022

(Amounts in thousands, except share amounts)

(Unaudited)

Company(1)(4)(8)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(2)(3)	Fair Value	Percentage of Net Assets
Controlled/affiliated portfolio company investments
Debt Investments
Advertising and media
Swipe Acquisition Corporation (dba PLI)(10)(11)(26)(27)	First lien senior secured loan	L + 8.00%	6/29/2024	50,045	49,383	49,419	0.8%
Swipe Acquisition Corporation (dba PLI)(10)(11)(23)(25)(26)(27)	First lien senior secured delayed draw term loan	L + 8.00%	12/30/2022	14,902	14,902	14,638	0.2%
Swipe Acquisition Corporation (dba PLI)(10)(23)(26)(27)	Letter of Credit	L + 8.00%	6/29/2024	—	2	—	—%
				64,947	64,287	64,057	1.0%
Distribution
PS Operating Company LLC (fka QC Supply, LLC)(10)(12)(26)	First lien senior secured loan	L + 6.00%	12/31/2024	13,241	12,976	12,910	0.2%
PS Operating Company LLC (fka QC Supply, LLC)(10)(12)(23)(26)	First lien senior secured revolving loan	L + 6.00%	12/31/2024	2,317	2,182	2,193	—%
				15,558	15,158	15,103	0.2%
Total controlled/affiliated portfolio company debt investments				$80,505	$79,445	$79,160	1.2%

Equity Investments
Advertising and media
New PLI Holdings, LLC (dba PLI)(26)(27)(28)(31)	Class A Common Units	N/A	N/A	86,745	48,007	48,007	0.8%
					48,007	48,007	0.8%
Distribution
PS Op Holdings LLC (fka QC Supply, LLC)(26)(28)(31)	Class A Common Units	N/A	N/A	248,271	4,300	4,300	0.1%
					4,300	4,300	0.1%

Owl Rock Capital Corporation

Consolidated Schedule of Investments

As of March 31, 2022

(Amounts in thousands, except share amounts)

(Unaudited)

Company(1)(4)(8)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(2)(3)	Fair Value	Percentage of Net Assets
Financial services
Wingspire Capital Holdings LLC(9)(23)(26)(28)(31)	LLC Interest	N/A	N/A	272,288	272,288	308,418	5.3%
					272,288	308,418	5.3%
Investment funds and vehicles
ORCC Senior Loan Fund LLC (fka Sebago Lake LLC)(7)(9)(26)(28)(29)(31)	LLC Interest	N/A	N/A	294,339	294,339	288,089	4.9%
					294,339	288,089	4.9%
Total controlled/affiliated portfolio company equity investments					$618,934	$648,814	11.1%
Total controlled/affiliated portfolio company investments					$698,379	$727,974	12.3%
Total Investments					$12,754,584	$12,756,323	217.4%

	Interest Rate Swaps as of March 31, 2022
	Company Receives	Company Pays	Maturity Date	Notional Amount	Hedged Instrument	Footnote Reference
Interest rate swap	5.25%	L + 2.937%	4/10/2024	400,000	2024 Notes	Note 6
Interest rate swap	2.63%	L + 1.655%	1/15/2027	500,000	2027 Notes	Note 6
Total				$900,000

________________

(1)
Certain portfolio company investments are subject to contractual restrictions on sales.
(2)
The amortized cost represents the original cost adjusted for the amortization of discounts and premiums, as applicable, on debt investments using the effective interest method.
(3)
As of March 31, 2022, the net estimated unrealized loss for U.S. federal income tax purposes was $117.3 million based on a tax cost basis of $12.9 billion. As of March 31, 2022, the estimated aggregate gross unrealized loss for U.S. federal income tax purposes was $262.1 million and the estimated aggregate gross unrealized gain for U.S. federal income tax purposes was $144.8 million.
(4)
Unless otherwise indicated, all investments are considered Level 3 investments.
(5)
Level 1 investment.
(6)
Level 2 investment.
(7)
Investment measured at net asset value (“NAV”).
(8)
Unless otherwise indicated, the Company’s portfolio companies are pledged as collateral supporting the amounts outstanding under the Revolving Credit Facility, SPV Asset Facilities and CLOs. See Note 6 “Debt”.
(9)
Investment is not pledged as collateral for the credit facilities.
(10)
Loan contains a variable rate structure and may be subject to an interest rate floor. Variable rate loans bear interest at a rate that may be determined by reference to either the London Interbank Offered Rate (“LIBOR” or “L”, which can include one-, three-, six- ot twelve- month LIBOR), Secured Overnight Financing Rate ("SOFR" or "SR," which can include one-, three- or six- month SOFR), Euro Interbank Offered Rate (“EURIBOR” or “E”, which can include three- or six-month EURIBOR), SONIA ("SONIA” or "SA") or an alternate base rate (which can include the Federal Funds Effective Rate or the Prime Rate), at the borrower’s option, and which reset periodically based on the terms of the loan agreement.
(11)
The interest rate on these loans is subject to 1 month LIBOR, which as of March 31, 2022 was 0.45%.
(12)
The interest rate on these loans is subject to 3 month LIBOR, which as of March 31, 2022 was 0.96%.
(13)
The interest rate on these loans is subject to 6 month LIBOR, which as of March 31, 2022 was 1.47%.
(14)
The interest rate on these loans is subject to 12 month LIBOR, which as of March 31, 2022 was 2.10%.
(15)
The interest rate on these loans is subject to 3 month SOFR, which as of March 31, 2022 was 0.67%.
(16)
The interest rate on these loans is subject to 6 month SOFR, which as of March 31, 2022 was 1.07%.
(17)
The interest rate on these loans is subject to Prime, which as of March 31, 2022 was 3.50%.
(18)
The interest rate on this loan is subject to 6 month Canadian Dollar Offered Rate (“CDOR” or “C”), which as of March 31, 2022 was 0.55%.
(19)
The interest rate on this loan is subject to 3 month EURIBOR, which as of March 31, 2022 was (0.46)%.
(20)
The interest rate on this loan is subject to 6 month EURIBOR, which as of March 31, 2022 was (0.37)%.
(21)
The interest rate on this loan is subject to SONIA, which as of March 31, 2022 was 0.69%.
(22)
Contains a fixed-rate structure.

Owl Rock Capital Corporation

Consolidated Schedule of Investments

As of March 31, 2022

(Amounts in thousands, except share amounts)

(Unaudited)

(23)
Position or portion thereof is an unfunded loan or equity commitment. See Note 7 “Commitments and Contingencies”.
(24)
The negative cost is the result of the capitalized discount being greater than the principal amount outstanding on the loan. The negative fair value is the result of the capitalized discount on the loan.
(25)
The date disclosed represents the commitment period of the unfunded term loan. Upon expiration of the commitment period, the funded portion of the term loan may be subject to a longer maturity date.
(26)
As defined in the 1940 Act, the Company is deemed to be both an “Affiliated Person” and has “Control” of this portfolio company as the Company owns more than 25% of the portfolio company’s outstanding voting securities or has the power to exercise control over management or policies of such portfolio company (including through a management agreement). The Company’s investment in affiliates for the three months ended March 31, 2022, were as follows:

($ in thousands)	Fair value as of December 31, 2021	Gross Additions (a)	Gross Reductions(b)	Change in Unrealized Gains (Losses)	Fair value as of March 31, 2022	Interest Income	Dividend Income	Other Income
Controlled Affiliates
ORCC Senior Loan Fund LLC (fka Sebago Lake LLC)(c)	$247,061	$44,625	$—	$(3,597)	$288,089	$—	$6,138	$—
PS Operating Company LLC (fka QC Supply, LLC)	19,495	343	(335)	(100)	19,403	285	—	3
Swipe Acquisition Corporation (dba PLI)	108,061	4,069	—	(66)	112,064	1,488	—	159
Wingspire Capital Holdings LLC	242,163	74,250	—	(7,995)	308,418	—	9,500	—
Total Controlled Affiliates	$616,780	$123,287	$(335)	$(11,758)	$727,974	$1,773	$15,638	$162

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

(27)
Represents co-investment made with the Company’s affiliates in accordance with the terms of the exemptive relief that the Company received from the U.S. Securities and Exchange Commission. See Note 3 “Agreements and Related Party Transactions.”

Owl Rock Capital Corporation

Consolidated Schedule of Investments

As of March 31, 2022

(Amounts in thousands, except share amounts)

(Unaudited)

(28)
Securities acquired in transactions exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”) and may be deemed to be “restricted securities” under the Securities Act. As of March 31, 2022, the aggregate fair value of these securities is $1.2 billion or 20.0% of the Company’s net assets. The acquisition dates of the restricted securities are as follows:

Portfolio Company	Investment	Acquisition Date
ASP Conair Holdings LP	Class A Units	May 17, 2021
BCTO WIW Holdings, Inc. (dba When I Work)	Class A Common Stock	November 2, 2021
Blend Labs, Inc.	Warrants	July 2, 2021
Brooklyn Lender Co-Invest 2, L.P. (dba Boomi)	Common Units	October 1, 2021
CD&R Value Building Partners I, L.P. (dba Belron)	LP Interest	December 2, 2021
Denali Holding, LP (dba Summit Companies)	Class A Units	September 15, 2021
Dodge Contruction Network Holdings, L.P.	Series A Preferred Units	February 23, 2022
Dodge Contruction Network Holdings, LP	Class A-2 Common Units	February 23, 2022
Evology LLC	Class B Units	January 24, 2022
Evolution Parent, LP (dba SIAA)	LP Interest	April 30, 2021
Gloves Holdings, LP (dba Protective Industrial Products)	LP Interest	December 29, 2020
GrowthCurve Capital Sunrise Co-Invest LP (dba Brightway)	LP Interest	December 16, 2021
Hercules Buyer, LLC (dba The Vincit Group)	Common Units	December 15, 2020
H-Food Holdings, LLC	LLC Interest	November 23, 2018
KOBHG Holdings, L.P. (dba OB Hospitalist)	Class A Interests	September 27, 2021
KPCI Holdings, L.P.	Class A Units	November 30, 2020
Maia Aggregator, LP	Class A-2 Units	February 1, 2022
MessageBird Holding B.V.	Extended Series C Warrants	May 5, 2021
Metis HoldCo, Inc. (dba Mavis Tire Express Services)	Series A Convertible Preferred Stock	May 4, 2021
Minerva Holdco, Inc.	Series A Preferred Stock	February 15, 2022
New PLI Holdings, LLC (dba PLI)	Class A Common Units	December 23, 2020
ORCC Senior Loan Fund LLC (fka Sebago Lake LLC)*	LLC Interest	June 20, 2017
Patriot Holdings SCSp (dba Corza Health, Inc.)	Class A Units	January 29, 2021
Patriot Holdings SCSp (dba Corza Health, Inc.)	Class B Units	January 29, 2021
PCF Holdco, LLC (dba PCF Insurance Services)	Class A Units	November 1, 2021
PCF Holdco, LLC (dba PCF Insurance Services)	Class A Warrants	October 29, 2021
PS Op Holdings LLC (fka QC Supply, LLC)	Class A Common Units	December 21, 2021
Rhea Acquisition Holdings, LP	Series A-2 Units	February 18, 2022
Space Exploration Technologies Corp.	Class A Common Stock	March 25, 2021
Space Exploration Technologies Corp.	Class C Common Stock	March 25, 2021
Sunshine Software Holdings, Inc. (dba Cornerstone OnDemand, Inc.)	Series A Preferred Stock	October 14, 2021
Thunder Topco L.P. (dba Vector Solutions)	Common Units	June 30, 2021
VEPF Torreys Aggregator, LLC (dba MINDBODY, Inc.)	Series A Preferred Stock	October 15, 2021
Windows Entities	LLC Units	January 16, 2020
Wingspire Capital Holdings LLC**	LLC Interest	September 24, 2019
WMC Bidco, Inc. (dba West Monroe)	Senior Preferred Stock	November 9, 2021

* Refer to Note 4 “Investments – ORCC Senior Loan Fund LLC,” for further information.

** Refer to Note 3 “Agreements and Related Party Transactions – Controlled/Affiliated Portfolio Companies”.

(29)
This portfolio company is not a qualifying asset under Section 55(a) of the Investment Company Act of 1940, as amended (the “1940 Act”). Under the 1940 Act, the Company may not acquire any non-qualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of total assets. As of March 31, 2022, non-qualifying assets represented 10.7% of total assets as calculated in accordance with the regulatory requirements.
(30)
Loan was on non-accrual status as of March 31, 2022.
(31)
Investment is non-income producing.
(32)
Investment represents multiple underlying investments, including Midwest Custom Windows, LLC, Greater Toronto Custom Windows, Corp., Garden State Custom Windows, LLC, Long Island Custom Windows, LLC, Jemico, LLC and Atlanta Custom Windows, LLC. Greater Toronto Custom Windows, Corp. is considered a non-qualifying asset, with a fair value of $8.0 million as of March 31, 2022.
(33)
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

Owl Rock Capital Corporation

Consolidated Schedule of Investments

As of December 31, 2021

(Amounts in thousands, except share amounts)

Company(1)(4)(7)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(2)(3)	Fair Value	Percentage of Net Assets
Financial services
Wingspire Capital Holdings LLC(8)(21)(24)(26)	LLC Interest	N/A	N/A	198,038	198,038	242,163	4.1%
					198,038	242,163	4.1%
Investment funds and vehicles
ORCC Senior Loan Fund LLC (fka Sebago Lake LLC)(6)(8)(24)(26)(27)	LLC Interest	N/A	N/A	249,714	249,714	247,061	4.2%
					249,714	247,061	4.2%
Total controlled/affiliated portfolio company equity investments					$500,059	$541,531	9.2%
Total controlled/affiliated portfolio company investments					$575,427	$616,780	10.4%
Total Investments					$12,648,553	$12,741,640	215.2%

	Interest Rate Swaps as of December 31, 2021
	Company Receives	Company Pays	Maturity Date	Notional Amount	Hedged Instrument	Footnote Reference
Interest rate swap	5.25%	L + 2.937%	4/10/2024	$400,000	2024 Notes	Note 6
Interest rate swap	2.63%	L + 1.655%	1/15/2027	500,000	2027 Notes	Note 6
Total				$900,000

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

Owl Rock Capital Corporation

Consolidated Statements of Changes in Net Assets

(Amounts in thousands)

(Unaudited)

	For the Three Months Ended March 31,
	2022	2021
Increase (Decrease) in Net Assets Resulting from Operations
Net investment income (loss)	$122,356	$102,655
Net change in unrealized gain (loss)	(82,187)	52,879
Net realized gain (loss)	3,817	2,311
Net Increase (Decrease) in Net Assets Resulting from Operations	43,986	157,845
Distributions
Distributions declared from earnings(1)	(122,320)	(121,335)
Net Decrease in Net Assets Resulting from Shareholders' Distributions	(122,320)	(121,335)
Capital Share Transactions
Reinvestment of distributions	11,951	19,144
Net Increase (Decrease) in Net Assets Resulting from Capital Share Transactions	11,951	19,144
Total Increase (Decrease) in Net Assets	(66,383)	55,654
Net Assets, at beginning of period	5,937,877	5,746,434
Net Assets, at end of period	$5,871,494	$5,802,088

________________

(1)
For the three months ended March 31, 2022 and 2021, distributions declared from earnings were derived from net investment income and capital gains.

The accompanying notes are an integral part of these consolidated financial statements.

Owl Rock Capital Corporation

Consolidated Statements of Cash Flows

(Amounts in thousands)

(Unaudited)

	For the Three Months Ended March 31,
	2022	2021
Cash Flows from Operating Activities
Net Increase (Decrease) in Net Assets Resulting from Operations	$43,986	$157,845
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash used in operating activities:
Purchases of investments, net	(675,361)	(952,642)
Proceeds from investments and investment repayments, net	615,851	637,837
Net amortization of discount on investments	(12,244)	(12,343)
Payment-in-kind interest and dividends	(29,570)	(15,686)
Net change in unrealized (gain) loss on investments	81,706	(57,944)
Net change in unrealized (gains) losses on translation of assets and liabilities in foreign currencies	894	2,149
Net realized (gain) loss on investments	(4,702)	(1,154)
Net realized (gain) loss on foreign currency transactions relating to investments	(5)	(43)
Amortization of debt issuance costs	6,125	4,946
Changes in operating assets and liabilities:
(Increase) decrease in receivable for investments sold	—	1,961
(Increase) decrease in interest receivable	(8,205)	1,254
(Increase) decrease in receivable from a controlled affiliate	(11,950)	(20)
(Increase) decrease in prepaid expenses and other assets	14,933	8,674
Increase (decrease) in management fee payable	643	6,171
Increase (decrease) in incentive fee payable	(3,288)	2,706
Increase (decrease) in payables to affiliate	(2,959)	(3,940)
Increase (decrease) in payables for investments purchased	867	—
Increase (decrease) in fair value of interest rate swap attributed to unsecured notes	(51,758)	(5,693)
Increase (decrease) in accrued expenses and other liabilities	21,503	877
Net cash used in operating activities	(13,534)	(225,045)
Cash Flows from Financing Activities
Borrowings on debt	811,855	637,364
Payments on debt	(800,000)	(380,000)
Debt issuance costs	(2,584)	(2,022)
Cash distributions paid to shareholders	(110,117)	(132,943)
Net cash provided by financing activities	(100,846)	122,399
Net increase (decrease) in cash and restricted cash, including foreign cash (restricted cash of $36,016 and $(1,142), respectively)	(114,380)	(102,646)
Cash and restricted cash, including foreign cash, beginning of period (restricted cash of $21,481 and $8,841, respectively)	447,145	357,911
Cash and restricted cash, including foreign cash, end of period (restricted cash of $57,497 and $7,699, respectively)	$332,765	$255,265

Owl Rock Capital Corporation

Consolidated Statements of Cash Flows – Continued

(Amounts in thousands)

(Unaudited)

	For the Three Months Ended March 31,
	2022	2021
Supplemental and Non-Cash Information
Interest paid during the period	$65,477	$43,279
Distributions declared during the period	$122,320	$121,335
Reinvestment of distributions during the period	$11,951	$19,144
Distributions Payable	$122,320	$121,335
Receivable for investments sold	$—	$4,355
Taxes, including excise tax, paid during the period	$10	$—

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

Owl Rock Capital Advisors LLC (the “Adviser”) serves as the Company’s investment adviser. The Adviser is registered with the Securities and Exchange Commission (“SEC”) as an investment adviser under the Investment Advisers Act of 1940, as amended (the “Advisers Act”), an indirect subsidiary of Blue Owl Capital Inc. ("Blue Owl") (NYSE: OWL) and part of Owl Rock, a division of Blue Owl focused on direct lending. Blue Owl consists of three divisions: (1) Owl Rock, which focuses on direct lending, (2) Dyal, which focuses on providing capital to institutional alternative asset managers and (3) Oak Street, which focuses on real estate strategies. Subject to the overall supervision of the Company’s board of directors (the “Board”), the Adviser manages the day-to-day operations of, and provides investment advisory and management services to, the Company. As of April 1, 2022, the Owl Rock division of Blue Owl also includes a CLO business ("Wellfleet"), which was acquired from affiliates of Littlejohn & Co., LLC.

On July 22, 2019, the Company closed its initial public offering (“IPO”), issuing 10 million shares of its common stock at a public offering price of $15.30 per share, and on August 2, 2019, the underwriters exercised their option to purchase an additional 1.5 million shares of common stock at a purchase price of $15.30 per share. Net of underwriting fees and offering costs, the Company received total cash proceeds of $164.0 million. The Company’s common stock began trading on the New York Stock Exchange (“NYSE”) under the symbol “ORCC” on July 18, 2019 ("Listing Date").

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

Interest and Dividend Income Recognition

Interest income is recorded on the accrual basis and includes amortization of discounts or premiums. Certain investments may have contractual payment-in-kind (“PIK”) interest or dividends. PIK interest and dividends represent accrued interest or dividends that are added to the principal amount or liquidation amount of the investment on the respective interest or dividend payment dates rather than being paid in cash and generally becomes due at maturity or at the occurrence of a liquidation event. For the three months ended March 31, 2022, PIK interest and PIK dividend income earned was $27.5 million, representing 10.4% of investment income. For the three months ended March 31, 2021, PIK interest and PIK dividend income earned was $11.6 million, representing 5.2% of investment income. Discounts to par value on securities purchased are amortized into interest income over the contractual life of the respective security using the effective yield method. Premiums to par value on securities purchased are amortized to first call date. The amortized cost of investments represents the original cost adjusted for the amortization of discounts or premiums, if any. Upon prepayment of a loan or debt security, any prepayment premiums, unamortized upfront loan origination fees and unamortized discounts are recorded as interest income in the current period.

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

Owl Rock Capital Corporation

Notes to Consolidated Financial Statements (Unaudited) - Continued

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

Unless earlier terminated as described below, the Administration Agreement will remain in effect for two years from the date it first became effective, and will remain in effect from year to year thereafter if approved annually by (1) the vote of the Board, or by the vote of a majority of its outstanding voting securities, and (2) the vote of a majority of the Company’s directors who are not “interested persons” of the Company, of the Adviser or of any of their respective affiliates, as defined in the 1940 Act. On May 3, 2022, the Board approved the continuation of the Administration Agreement. The Administration Agreement may be terminated at any time, without the payment of any penalty, on 60 days’ written notice, by the vote of a majority of the outstanding voting securities of the Company, or by the vote of the Board or by the Adviser.

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

For the three months ended March 31, 2022, the Company incurred expenses of approximately $1.5 million for costs and expenses reimbursable to the Adviser under the terms of the Administration Agreement. For the three months ended March 31, 2021, the Company incurred expenses of approximately $1.2 million for costs and expenses reimbursable to the Adviser under the terms of the Administration Agreement.

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

Unless earlier terminated as described below, the Investment Advisory Agreement will remain in effect for two years from the date it first became effective, and will remain in effect from year-to-year thereafter if approved annually by a majority of the Board or by the

Owl Rock Capital Corporation

Notes to Consolidated Financial Statements (Unaudited) - Continued

holders of a majority of our outstanding voting securities and, in each case, by a majority of independent directors. On May 3, 2022, the Board approved the continuation of the Investment Advisory Agreement.

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

For the three months ended March 31, 2022, management fees were $47.4 million. For the three months ended March 31, 2021, management fees were $42.1 million.

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

For the three months ended March 31, 2022, the Company incurred $26.0 million of performance based incentive fees based on net investment income. For the three months ended March 31, 2021, the Company incurred $21.8 million of performance based incentive fees based on net investment income.

For the three months ended March 31, 2022 and 2021, the Company did not accrue capital gains based incentive fees (net of waivers).

Affiliated Transactions

The Company may be prohibited under the 1940 Act from participating in certain transactions with its affiliates without prior approval of the directors who are not interested persons, and in some cases, the prior approval of the SEC. The Company, the Adviser and certain of their affiliates have been granted exemptive relief by the SEC for the Company to co-invest with other funds managed by

Owl Rock Capital Corporation

Notes to Consolidated Financial Statements (Unaudited) - Continued

the Adviser or its affiliates in a manner consistent with the Company’s investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors. Pursuant to such exemptive relief, the Company generally is permitted to co-invest with certain of its affiliates if a “required majority” (as defined in Section 57(o) of the 1940 Act) of the Board make certain conclusions in connection with a co-investment transaction, including that (1) the terms of the transaction, including the consideration to be paid, are reasonable and fair to the Company and its shareholders and do not involve overreaching of the Company or its shareholders on the part of any person concerned, (2) the transaction is consistent with the interests of the Company’s shareholders and is consistent with its investment objective and strategies, (3) the investment by its affiliates would not disadvantage the Company, and the Company’s participation would not be on a basis different from or less advantageous than that on which its affiliates are investing and (4) the proposed investment by the Company would not benefit the Adviser or its affiliates or any affiliated person of any of them (other than the parties to the transaction), except to the extent permitted by the exemptive relief and applicable law, including the limitations set forth in Section 57(k) of the 1940 Act. The Adviser is affiliated with Owl Rock Technology Advisors LLC (“ORTA”), Owl Rock Technology Advisors II LLC ("ORTA II"), Owl Rock Capital Private Fund Advisors LLC (“ORPFA”) and Owl Rock Diversified Advisors LLC (“ORDA” together with ORTA, ORTA II, ORPFA and the Adviser, the "Owl Rock Advisers"), which are also investment advisers. The Owl Rock Advisers are indirect affiliates of Blue Owl and comprise part of "Owl Rock," a division of Blue Owl focused on direct lending. The Owl Rock Advisers’ allocation policy seeks to ensure equitable allocation of investment opportunities over time between the Company and other funds managed by the Adviser or its affiliates. As a result of exemptive relief, there could be significant overlap in the Company’s investment portfolio and the investment portfolio of other funds managed by the Adviser or its affiliates that could avail themselves of the exemptive relief and that have an investment objective similar to the Company's.

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

The Company has made investments in controlled/affiliated companies, including ORCC SLF and Wingspire. For further description of ORCC SLF, see “Note 4. Investments”. Wingspire conducts its business through an indirectly owned subsidiary, Wingspire Capital LLC. Wingspire is an independent diversified direct lender focused on providing asset-based commercial finance loans and related senior secured loans to U.S.-based middle market borrowers. Wingspire offers a wide variety of asset-based financing solutions to businesses in an array of industries, including revolving credit facilities, machinery and equipment term loans, real estate term loans, first-in/last-out tranches, cash flow term loans, and opportunistic / bridge financings. The addition of Wingspire to the portfolio allows ORCC to participate in an asset class that offers differentiated yield with full collateral packages and covenants. Wingspire is led by a seasoned team of commercial finance veterans. The Company committed $50 million to Wingspire on September 24, 2019, and subsequently increased its commitment to $100 million on March 25, 2020, to $150 million on July 31, 2020, to $200 million on March 8, 2021, to $250 million on August 19, 2021 and again to $350 million on February 28, 2022. The Company does not consolidate its equity interest in Wingspire.

Owl Rock Capital Corporation

Notes to Consolidated Financial Statements (Unaudited) - Continued

Note 4. Investments

The information in the tables below is presented on an aggregate portfolio basis, without regard to whether they are non-controlled non-affiliated, non-controlled affiliated or controlled affiliated investments.

Investments at fair value and amortized cost consisted of the following as of March 31, 2022 and December 31, 2021:

	March 31, 2022		December 31, 2021
($ in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
First-lien senior secured debt investments	$9,495,521	$9,435,684	$9,548,096	$9,539,774
Second-lien senior secured debt investments	1,897,642	1,880,232	1,919,453	1,921,447
Unsecured debt investments	272,556	266,195	197,198	196,485
Preferred equity investments	238,790	238,998	256,630	260,869
Common equity investments(1)	555,736	647,125	477,462	576,004
Investment funds and vehicles(2)	294,339	288,089	249,714	247,061
Total Investments	$12,754,584	$12,756,323	$12,648,553	$12,741,640

________________

(1)
Includes equity investment in Wingspire.
(2)
Includes equity investment in ORCC SLF. See below, within Note 4, for more information regarding ORCC SLF.

The industry composition of investments based on fair value as of March 31, 2022 and December 31, 2021 was as follows:

	March 31, 2022	December 31, 2021
Advertising and media	0.9%	0.9%
Aerospace and defense	2.9	2.9
Automotive	1.5	1.5
Buildings and real estate	4.8	5.4
Business services	3.3	3.3
Chemicals	2.3	2.3
Consumer products	4.1	4.0
Containers and packaging	1.3	1.3
Distribution	4.3	4.4
Education	1.0	1.0
Financial services(1)	9.4	8.4
Food and beverage	6.8	6.2
Healthcare equipment and services	4.2	4.2
Healthcare providers and services	5.9	7.1
Healthcare technology	4.6	4.6
Household products	1.8	1.8
Human resource support services	1.6	1.6
Infrastructure and environmental services	1.4	1.5
Insurance	8.8	8.8
Internet software and services	11.5	11.3
Investment funds and vehicles(2)	2.3	1.9
Leisure and entertainment	2.2	2.2
Manufacturing	5.6	5.7
Oil and gas	0.9	0.9
Professional services	2.8	3.0
Specialty retail	2.0	2.0
Transportation	1.8	1.8
Total	100.0%	100.0%

________________

(1)
Includes equity investment in Wingspire.
(2)
Includes equity investment in ORCC SLF. See below, within Note 4, for more information regarding ORCC SLF.

Owl Rock Capital Corporation

Notes to Consolidated Financial Statements (Unaudited) - Continued

The geographic composition of investments based on fair value as of March 31, 2022 and December 31, 2021 was as follows:

	March 31, 2022	December 31, 2021
United States:
Midwest	17.5%	17.0%
Northeast	19.7	19.7
South	36.9	38.2
West	18.9	18.6
International	7.0	6.5
Total	100.0%	100.0%

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

As of March 31, 2022 and December 31, 2021, ORCC SLF had total investments in senior secured debt at fair value of $869.0 million and $790.3 million, respectively. The determination of fair value is in accordance with ASC 820; however, such fair value is not included in the Board’s valuation process described herein. The following table is a summary of ORCC SLF’s portfolio as well as a listing of the portfolio investments in ORCC SLF’s portfolio as of March 31, 2022 and December 31, 2021:

($ in thousands)	March 31, 2022	December 31, 2021
Total senior secured debt investments(1)	$882,005	$798,420
Weighted average spread over LIBOR(1)	4.09%	4.14%
Number of portfolio companies	44	38
Largest funded investment to a single borrower(1)	$40,588	$40,693

________________

(1)
At par.

Owl Rock Capital Corporation

Notes to Consolidated Financial Statements (Unaudited) - Continued

ORCC Senior Loan Fund's Portfolio as of March 31, 2022 ($ in thousands) (Unaudited)
Company(1)(2)(4)(5)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(3)	Fair Value	Percentage of Members' Equity
Debt Investments
Aerospace and defense
Applied Composites Holdings, LLC (fka AC&A Enterprises Holdings, LLC)(7)	First lien senior secured loan	L + 5.50%	12/21/2023	$34,380	$34,159	$33,544	10.2%
Applied Composites Holdings, LLC (fka AC&A Enterprises Holdings, LLC)(7)(14)	First lien senior secured revolving loan	L + 5.50%	12/21/2022	3,000	2,992	2,927	0.9%
Bleriot US Bidco Inc.(7)(10)	First lien senior secured loan	L + 4.00%	10/30/2026	25,562	25,462	25,386	7.7%
Dynasty Acquisition Co., Inc. (dba StandardAero Limited)(7)	First lien senior secured loan	L + 3.50%	4/6/2026	39,000	38,883	36,877	11.2%
				101,942	101,496	98,734	30.0%
Automotive
Holley, Inc.(7)(10)	First lien senior secured loan	L + 3.75%	11/17/2028	21,331	21,186	21,028	6.4%
Holley, Inc.(7)(11)(13)	First lien senior secured delayed draw term loan	L + 3.75%	5/18/2022	1,067	1,052	1,028	0.3%
PAI Holdco, Inc.(7)(10)	First lien senior secured loan	L + 3.50%	10/28/2027	9,962	9,826	9,851	3.0%
				32,360	32,064	31,907	9.7%
Buildings and Real estate
Wrench Group, LLC.(7)	First lien senior secured loan	L + 4.00%	4/30/2026	32,258	32,123	32,016	9.7%
Business Services
CoolSys, Inc.(7)	First lien senior secured loan	L + 4.75%	8/11/2028	14,037	13,908	13,827	4.2%
CoolSys, Inc.(11)(12)(13)(14)	First lien senior secured delayed draw term loan	L + 4.75%	8/11/2023	—	(22)	(36)	—%
ConnectWise, LLC(6)(10)	First lien senior secured loan	L + 3.50%	9/29/2028	16,958	16,878	16,822	5.1%
LABL, Inc.(6)	First lien senior secured loan	L + 5.00%	10/29/2028	7,980	7,868	7,856	2.4%

Owl Rock Capital Corporation

Notes to Consolidated Financial Statements (Unaudited) - Continued

ORCC Senior Loan Fund's Portfolio as of March 31, 2022 ($ in thousands) (Unaudited)
Company(1)(2)(4)(5)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(3)	Fair Value	Percentage of Members' Equity
Packers Holdings, LLC(7)(10)	First lien senior secured loan	L + 3.25%	3/9/2028	21,224	20,787	20,880	6.3%
Vistage International, Inc.(7)	First lien senior secured loan	L + 4.00%	2/10/2025	29,842	29,735	29,841	9.1%
				90,041	89,154	89,190	27.1%
Chemicals
Aruba Investments Holdings LLC (dba Angus Chemical Company)(7)	First lien senior secured loan	L + 4.00%	11/24/2027	995	995	990	0.3%
Consumer Products
Olaplex, Inc.(6)	First lien senior secured loan	L + 3.75%	2/23/2029	15,000	14,963	14,948	4.5%
Containers and Packaging
BW Holding, Inc.(6)	First lien senior secured loan	L + 4.00%	12/14/2028	3,944	3,906	3,885	1.2%
BW Holding, Inc.(6)(11)(13)(14)	First lien senior secured delayed draw term loan	L + 4.00%	12/17/2023	99	94	84	—%
Ring Container Technologies Group, LLC (dba Ring Container Technologies)(7)(10)	First lien senior secured loan	L + 3.75%	8/12/2028	24,938	24,880	24,516	7.4%
Valcour Packaging, LLC(8)	First lien senior secured loan	L + 3.75%	10/4/2028	7,000	6,977	6,947	2.1%
				35,981	35,857	35,432	10.7%
Distribution
Dealer Tire, LLC(6)(10)	First lien senior secured loan	L + 4.25%	12/12/2025	36,167	36,030	35,943	10.9%
SRS Distribution, Inc.(8)(10)	First lien senior secured loan	L + 3.50%	6/2/2028	9,950	9,883	9,818	3.0%
				46,117	45,913	45,761	13.9%
Education
Spring Education Group, Inc. (fka SSH Group Holdings, Inc.)(7)	First lien senior secured loan	L + 4.25%	7/30/2025	33,775	33,721	33,234	10.1%

Owl Rock Capital Corporation

Notes to Consolidated Financial Statements (Unaudited) - Continued

ORCC Senior Loan Fund's Portfolio as of March 31, 2022 ($ in thousands) (Unaudited)
Company(1)(2)(4)(5)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(3)	Fair Value	Percentage of Members' Equity
Food and beverage
Balrog Acquisition, Inc. (dba Bakemark)(7)	First lien senior secured loan	L + 4.00%	9/5/2028	24,938	24,696	24,376	7.4%
Dessert Holdings(7)	First lien senior secured loan	L + 4.00%	6/9/2028	22,104	21,959	21,994	6.7%
Dessert Holdings(11)(13)	First lien senior secured delayed draw term loan	L + 4.00%	6/9/2023	—	—	—	—%
Sovos Brands Intermediate, Inc.(8)(10)	First lien senior secured loan	L + 3.75%	6/8/2028	20,724	20,678	20,473	6.2%
Naked Juice LLC (dba Tropicana)(7)(10)	First lien senior secured loan	L + 3.25%	1/24/2029	2,000	1,995	1,964	0.6%
				69,766	69,328	68,807	20.9%
Healthcare equipment and services
Cadence, Inc.(8)	First lien senior secured loan	L + 5.00%	5/21/2025	26,645	26,318	25,793	7.8%
Cadence, Inc.(8)(11)(14)	First lien senior secured revolving loan	L + 5.00%	5/21/2024	3,083	3,037	2,848	0.9%
Confluent Medical Technologies, Inc.(7)	First lien senior secured loan	L + 3.75%	2/16/2029	5,000	4,975	4,975	1.5%
Packaging Coordinators Midco, Inc.(7)(10)	First lien senior secured loan	L + 3.75%	11/30/2027	4,975	4,963	4,943	1.5%
Medline Intermediate, LP(6)(10)	First lien senior secured loan	L + 3.25%	10/23/2028	25,000	24,886	24,738	7.5%
				64,703	64,179	63,297	19.2%
Healthcare providers and services
Confluent Health, LLC(6)	First lien senior secured loan	L + 4.00%	11/30/2028	20,575	20,476	20,369	6.2%
Confluent Health, LLC(9)(11)(13)(14)	First lien senior secured delayed draw term loan	P+ 3.00%	11/30/2023	288	265	243	0.1%
Phoenix Newco, Inc. (dba Parexel)(6)(10)	First lien senior secured loan	L + 3.50%	11/15/2028	27,500	27,369	27,275	8.3%
Physician Partners, LLC(6)	First lien senior secured loan	L + 4.00%	12/23/2028	10,000	9,902	9,900	3.0%
Unified Women's Healthcare, LP(6)(10)	First lien senior secured loan	L + 4.25%	12/20/2027	19,900	19,811	19,774	6.0%
				78,263	77,823	77,561	23.6%

Owl Rock Capital Corporation

Notes to Consolidated Financial Statements (Unaudited) - Continued

ORCC Senior Loan Fund's Portfolio as of March 31, 2022 ($ in thousands) (Unaudited)
Company(1)(2)(4)(5)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(3)	Fair Value	Percentage of Members' Equity
Healthcare technology
Athenahealth, Inc.(6)(10)	First lien senior secured loan	L + 3.50%	2/15/2029	17,101	17,018	16,893	5.1%
Athenahealth, Inc.(10)(11)(12)(13)(14)	First lien senior secured delayed draw term loan	L + 3.50%	8/15/2023	—	—	(21)	—%
Help/Systems Holdings, Inc.(6)(10)	First lien senior secured loan	L + 4.00%	11/19/2026	14,962	14,889	14,749	4.5%
PointClickCare Technologies Inc.(8)	First lien senior secured loan	L + 4.00%	12/29/2027	10,000	9,851	9,850	3.0%
				42,063	41,758	41,471	12.6%
Infrastructure and environmental services
CHA Holding, Inc.(7)	First lien senior secured loan	L + 4.50%	4/10/2025	40,588	40,382	39,945	12.1%
Insurance
AmeriLife Holdings LLC(6)(10)	First lien senior secured loan	L + 4.00%	3/18/2027	11,949	11,872	11,786	3.6%
Integro Parent Inc.(7)	First lien senior secured loan	L + 5.75%	10/31/2022	29,615	29,593	28,923	8.8%
Integro Parent Inc.(7)(11)(14)	First lien senior secured revolving loan	L + 4.50%	4/30/2022	6,000	6,000	5,857	1.8%
				47,564	47,465	46,566	14.2%
Internet software and services
DCert Buyer, Inc. (dba DigiCert)(6)(10)	First lien senior secured loan	L + 4.00%	10/16/2026	22,162	22,082	21,974	6.7%
Trader Interactive, LLC (fka Dominion Web Solutions, LLC)(6)	First lien senior secured loan	L + 4.00%	7/28/2028	23,659	23,554	23,422	7.1%
				45,821	45,636	45,396	13.8%
Manufacturing
Engineered Machinery Holdings (dba Duravant)(7)(10)	First lien senior secured loan	L + 3.75%	5/19/2028	34,913	34,752	34,378	10.4%

Owl Rock Capital Corporation

Notes to Consolidated Financial Statements (Unaudited) - Continued

ORCC Senior Loan Fund's Portfolio as of March 31, 2022 ($ in thousands) (Unaudited)
Company(1)(2)(4)(5)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(3)	Fair Value	Percentage of Members' Equity
Pro Mach Group, Inc.(7)(10)	First lien senior secured loan	L + 4.00%	8/31/2028	23,335	23,226	23,207	7.0%
Pro Mach Group, Inc.(10)(11)(12)(13)(14)	First lien senior secured delayed draw term loan	L + 4.00%	8/31/2023	—	—	(1)	—%
Gloves Buyer, Inc. (dba Protective Industrial Products)(6)	First lien senior secured loan	L + 4.00%	12/29/2027	7,481	7,445	7,406	2.2%
				65,729	65,423	64,990	19.6%
Professional Services
Apex Group Treasury, LLC(7)	First lien senior secured loan	L + 3.75%	7/27/2028	19,900	19,852	19,701	6.0%
Sovos Compliance, LLC(6)(10)	First lien senior secured loan	L + 4.50%	8/11/2028	19,139	19,054	19,079	5.8%
Sovos Compliance, LLC(10)(11)(12)(13)	First lien senior secured delayed draw term loan	L + 4.50%	8/12/2023	—	(7)	(2)	—%
				39,039	38,899	38,778	11.8%
Total Debt Investments				882,005	877,179	869,023	263.8%
Total Investments				$882,005	$877,179	$869,023	263.8%

________________

(1)
Certain portfolio company investments are subject to contractual restrictions on sales.
(2)
Unless otherwise indicated, ORCC SLF’s investments are pledged as collateral supporting the amounts outstanding under ORCC SLF’s credit facilities.
(3)
The amortized cost represents the original cost adjusted for the amortization of discounts and premiums, as applicable, on debt investments using the effective interest method.
(4)
Unless otherwise indicated, all investments are considered Level 3 investments.
(5)
Unless otherwise indicated, loan contains a variable rate structure, and may be subject to an interest rate floor. Variable rate loans bear interest at a rate that may be determined by reference to either the London Interbank Offered Rate (“LIBOR” or “L”) (which can include one-, two-, three- or six-month LIBOR), Secured Overnight Financing Rate ("SOFR" or "SR," which can include one-, three- or six- month SOFR), or an alternate base rate (which can include the Federal Funds Effective Rate or the Prime Rate), at the borrower’s option, and which reset periodically based on the terms of the loan agreement.
(6)
The interest rate on these loans is subject to 1 month LIBOR, which as of March 31, 2022 was 0.45%.
(7)
The interest rate on these loans is subject to 3 month LIBOR, which as of March 31, 2022 was 0.96%.
(8)
The interest rate on these loans is subject to 6 month LIBOR, which as of March 31, 2022 was 1.47%.
(9)
The interest rate on these loans is subject to PRIME, which as of March 31, 2022 was 3.50%.
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

Owl Rock Capital Corporation

Notes to Consolidated Financial Statements (Unaudited) - Continued

Below is selected balance sheet information for ORCC SLF as of March 31, 2022 and December 31, 2021:

($ in thousands)	March 31, 2022 (Unaudited)	December 31, 2021
Assets
Investments at fair value (amortized cost of $877,179 and $794,202, respectively)	$869,023	$790,277
Cash	26,928	60,723
Interest receivable	2,490	1,319
Prepaid expenses and other assets	436	111
Total Assets	$898,877	$852,430
Liabilities
Debt (net of unamortized debt issuance costs of $6,763 and $5,368, respectively)	$513,120	$469,514
Distributions payable	7,015	4,518
Payable for investments purchased	47,034	91,986
Accrued expenses and other liabilities	2,464	4,056
Total Liabilities	$569,633	$570,074
Members' Equity
Members' Equity	329,244	282,356
Members' Equity	329,244	282,356
Total Liabilities and Members' Equity	$898,877	$852,430

Below is selected statement of operations information for ORCC SLF for the three months ended March 31, 2022 and 2021:

	For the Three Months Ended March 31,
($ in thousands)	2022	2021
Investment Income
Interest income	$10,014	$7,366
Other income	212	148
Total Investment Income	10,226	7,514
Expenses
Interest expense	2,730	2,503
Professional fees	278	189
Total Expenses	3,008	2,692
Net Investment Income Before Taxes	7,218	4,822
Taxes	102	207
Net Investment Income After Taxes	$7,116	$4,615
Net Realized and Change in Unrealized (Loss) Gain on Investments
Net change in unrealized (loss) gain on investments	(4,232)	1,123
Net realized gain on investments	19	137
Total Net Realized and Change in Unrealized (Loss) Gain on Investments	(4,213)	1,260
Net Increase in Members' Equity Resulting from Operations	$2,903	$5,875

Owl Rock Capital Corporation

Notes to Consolidated Financial Statements (Unaudited) - Continued

Note 5. Fair Value of Investments

Investments

The following tables present the fair value hierarchy of investments as of March 31, 2022 and December 31, 2021:

	Fair Value Hierarchy as of March 31, 2022
($ in thousands)	Level 1	Level 2	Level 3	Total
First-lien senior secured debt investments	$—	$509	$9,435,175	$9,435,684
Second-lien senior secured debt investments	—	99,694	1,780,538	1,880,232
Unsecured debt investments	—	—	266,195	266,195
Preferred equity investments	—	—	238,998	238,998
Common equity investments(1)	1,618	—	645,507	647,125
Subtotal	$1,618	$100,203	$12,366,413	$12,468,234
Investments measured at NAV(2)	—	—	—	288,089
Total Investments at fair value	$1,618	$100,203	$12,366,413	$12,756,323

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

Owl Rock Capital Corporation

Notes to Consolidated Financial Statements (Unaudited) - Continued

The following tables present changes in the fair value of investments for which Level 3 inputs were used to determine the fair value as of and for the three months ended March 31, 2022 and 2021:

	As of and for the Three Months Ended March 31, 2022
($ in thousands)	First-lien senior secured debt investments	Second-lien senior secured debt investments	Unsecured debt investments	Preferred equity investments	Common equity investments	Total
Fair value, beginning of period	$9,539,774	$1,921,447	$196,485	$260,869	$571,616	$12,490,191
Purchases of investments, net	1,298,502	107,017	69,391	6,997	181,098	1,663,005
Payment-in-kind	17,535	2,434	5,862	3,586	153	29,570
Proceeds from investments, net	(1,379,025)	(131,036)	—	(33,693)	(102,978)	(1,646,732)
Net change in unrealized gain (loss)	(51,505)	(18,772)	(5,649)	(4,032)	(4,382)	(84,340)
Net realized gains (losses)	225	—	—	4,482	—	4,707
Net amortization of discount on investments	10,183	1,109	106	789	—	12,187
Transfers into (out of) Level 3(1)	(514)	(101,661)	—	—	—	(102,175)
Fair value, end of period	$9,435,175	$1,780,538	$266,195	$238,998	$645,507	$12,366,413

________________

(1)
Transfers between levels, if any, are recognized at the beginning of the period in which the transfers occur.

	As of and for the Three Months Ended March 31, 2021
($ in thousands)	First-lien senior secured debt investments	Second-lien senior secured debt investments	Unsecured debt investments	Preferred equity investments(2)	Common equity investments(2)	Total
Fair value, beginning of period	$8,389,486	$1,949,703	$59,562	$22,157	$230,307	$10,651,215
Purchases of investments, net	677,162	34,773	130,137	1,000	107,568	950,640
Payment-in-kind	12,377	—	2,292	924	95	15,688
Proceeds from investments, net	(388,111)	(185,921)	—	—	—	(574,032)
Net change in unrealized gain (loss)	41,585	5,641	(813)	(48)	10,301	56,666
Net realized gains (losses)	445	85	—	—	—	530
Net amortization of discount on investments	9,040	3,240	33	21	2	12,336
Transfers into (out of) Level 3(1)	847	—	—	—	—	847
Fair value, end of period	$8,742,831	$1,807,521	$191,211	$24,054	$348,273	$11,113,890

________________

(1)
Transfers between levels, if any, are recognized at the beginning of the period in which the transfers occur.
(2)
For the three months ended March 31, 2021, preferred equity investments and common equity investments were reported in aggregate as equity investments.

Owl Rock Capital Corporation

Notes to Consolidated Financial Statements (Unaudited) - Continued

The following tables present information with respect to net change in unrealized gains on investments for which Level 3 inputs were used in determining the fair value that are still held by the Company for the three months ended March 31, 2022 and 2021:

($ in thousands)	Net change in unrealized gain (loss) for the Three Months Ended March 31, 2022 on Investments Held at March 31, 2022	Net change in unrealized gain (loss) for the Three Months Ended March 31, 2021 on Investments Held at March 31, 2021(1)
First-lien senior secured debt investments	$(50,741)	$45,046
Second-lien senior secured debt investments	(19,221)	6,586
Unsecured debt investments	(5,649)	(813)
Preferred equity investments	(3,773)	(48)
Common equity investments	(9,656)	10,301
Total Investments	$(89,040)	$61,072

________________

(1)
For the three months ended March 31, 2021, preferred equity investments and common equity investments were reported in aggregate as equity investments.

Owl Rock Capital Corporation

Notes to Consolidated Financial Statements (Unaudited) - Continued

The following tables present quantitative information about the significant unobservable inputs of the Company’s Level 3 investments as of March 31, 2022 and December 31, 2021. The weighted average range of unobservable inputs is based on fair value of investments. The tables are not intended to be all-inclusive but instead capture the significant unobservable inputs relevant to the Company’s determination of fair value.

	As of March 31, 2022
($ in thousands)	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)	Impact to Valuation from an Increase in Input
First-lien senior secured debt investments	$9,068,928	Yield Analysis	Market Yield	(6.2% - 21.3%) 10.1%	Decrease
	366,247	Recent Transaction	Transaction Price	(81.2% - 100.0%) 98.7%	Increase
Second-lien senior secured debt investments	$1,766,504	Yield Analysis	Market Yield	(9.7% - 16.1%) 11.6%	Decrease
	13,054	Collateral Analysis	Recovery Rate	(20.5% - 20.5%) 20.5%	Increase
	980	Recent Transaction	Transaction Price	(98.0% - 98.0%) 98.0%	Increase
Unsecured debt investments(1)	$179,401	Yield Analysis	Market Yield	(8.1% - 10.5%) 9.9%	Decrease
	69,792	Recent Transaction	Transaction Price	(99.3% - 99.3%) 99.3%	Increase
	5,135	Market Approach	EBITDA Multiple	(14.8x - 14.8x) 14.8x	Increase
Preferred equity investments	$232,000	Yield Analysis	Market Yield	(10.8% - 13.0%) 12.0%	Decrease
	6,998	Recent Transaction	Transaction Price	(98.0% - 100.0%) 98.0%	Increase
Common equity investments	$638,866	Market Approach	EBITDA Multiple	(1.1x - 23.8x) 6.0x	Increase
	3,823	Recent Transaction	Transaction Price	(100.0% - 100.0%) 100.0%	Increase
	2,334	Market Approach	Transaction Price	($561 - $823) $692	Increase
	484	Market Approach	Gross Profit Multiple	(22.0x - 22.0x) 22.0x	Increase

________________

(1)
Excludes Level 3 investments with an aggregate fair value amounting to $11.9 million, which the Company valued using indicative bid prices obtained from brokers.

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

________________

(1)
Excludes investments with an aggregate fair value amounting to $50.5 million, which the Company valued using indicative bid prices obtained from brokers.
(2)
Excludes investments with an aggregate fair value amounting to $11.6 million, which the Company valued using indicative bid prices obtained from brokers.

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

Owl Rock Capital Corporation

Notes to Consolidated Financial Statements (Unaudited) - Continued

Debt Not Carried at Fair Value

Fair value is estimated by discounting remaining payments using applicable current market rates, which take into account changes in the Company’s marketplace credit ratings, or market quotes, if available. The following table presents the carrying and fair values of the Company’s debt obligations as of March 31, 2022 and December 31, 2021.

	March 31, 2022		December 31, 2021
($ in thousands)	Net Carrying Value(1)	Fair Value	Net Carrying Value(2)	Fair Value
Revolving Credit Facility	$428,848	$428,848	$879,943	$879,943
SPV Asset Facility II	344,567	344,567	95,668	95,668
SPV Asset Facility III	394,083	394,083	188,979	188,979
SPV Asset Facility IV	152,218	152,218	152,727	152,727
CLO I	387,075	387,075	386,989	386,989
CLO II	256,958	256,958	256,942	256,942
CLO III	257,981	257,981	257,937	257,937
CLO IV	287,451	287,451	287,342	287,342
CLO V	194,175	194,175	194,167	194,167
CLO VI	258,131	258,131	258,093	258,093
2024 Notes	393,983	409,000	406,481	427,000
2025 Notes	420,058	418,625	419,674	443,063
July 2025 Notes	494,050	485,000	493,637	518,750
2026 Notes	491,596	488,750	491,085	526,250
July 2026 Notes	979,631	942,500	978,537	1,017,500
2027 Notes	459,241	450,000	497,537	488,750
2028 Notes	834,172	743,750	833,588	837,250
Total Debt	$7,034,218	$6,899,112	$7,079,326	$7,217,350

________________

(1)
The carrying value of the Company’s Revolving Credit Facility, SPV Asset Facility II, SPV Asset Facility III, SPV Asset Facility IV, CLO I, CLO II, CLO III, CLO IV, CLO V, CLO VI, 2024 Notes, 2025 Notes, July 2025 Notes, 2026 Notes, July 2026 Notes, 2027 Notes and 2028 Notes are presented net of deferred financing costs of $11.6 million, $5.4 million, $0.9 million, $2.8 million, $2.9 million, $3.0 million, $2.0 million, $5.1 million, $1.8 million, $1.9 million, $4.5 million, $4.9 million, $6.0 million, $8.4 million, $20.4 million, $9.3 million and $15.8 million, respectively.
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

The following table presents fair value measurements of the Company’s debt obligations as of March 31, 2022 and December 31, 2021:

($ in thousands)	March 31, 2022	December 31, 2021
Level 1	$—	$—
Level 2	3,937,625	4,258,563
Level 3	2,961,487	2,958,787
Total Debt	$6,899,112	$7,217,350

Financial Instruments Not Carried at Fair Value

As of March 31, 2022 and December 31, 2021, the carrying amounts of the Company’s assets and liabilities, other than investments at fair value and debt, approximate fair value due to their short maturities.

Owl Rock Capital Corporation

Notes to Consolidated Financial Statements (Unaudited) - Continued

Note 6. Debt

In accordance with the 1940 Act, with certain limitations, the Company is allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 150%. As of March 31, 2022 and December 31, 2021, the Company’s asset coverage was 182% and 182%, respectively.

Debt obligations consisted of the following as of March 31, 2022 and December 31, 2021:

	March 31, 2022
($ in thousands)	Aggregate Principal Committed	Outstanding Principal	Amount Available(1)	Net Carrying Value(2)
Revolving Credit Facility(3)(5)	$1,655,000	$440,422	$1,160,987	$428,848
SPV Asset Facility II	350,000	350,000	—	344,567
SPV Asset Facility III	500,000	395,000	105,000	394,083
SPV Asset Facility IV	250,000	155,000	95,000	152,218
CLO I	390,000	390,000	—	387,075
CLO II	260,000	260,000	—	256,958
CLO III	260,000	260,000	—	257,981
CLO IV	292,500	292,500	—	287,451
CLO V	196,000	196,000	—	194,175
CLO VI	260,000	260,000	—	258,131
2024 Notes(4)	400,000	400,000	—	393,983
2025 Notes	425,000	425,000	—	420,058
July 2025 Notes	500,000	500,000	—	494,050
2026 Notes	500,000	500,000	—	491,596
July 2026 Notes	1,000,000	1,000,000	—	979,631
2027 Notes(4)	500,000	500,000	—	459,241
2028 Notes	850,000	850,000	—	834,172
Total Debt	$8,588,500	$7,173,922	$1,360,987	$7,034,218

________________

(1)
The amount available reflects any collateral related limitations at the Company level related to each credit facility’s borrowing base.
(2)
The carrying value of the Company’s Revolving Credit Facility, SPV Asset Facility II, SPV Asset Facility III, SPV Asset Facility IV, CLO I, CLO II, CLO III, CLO IV, CLO V, CLO VI, 2024 Notes, 2025 Notes, July 2025 Notes, 2026 Notes, July 2026 Notes, 2027 Notes and 2028 Notes are presented net of deferred financing costs of $11.6 million, $5.4 million, $0.9 million, $2.8 million, $2.9 million, $3.0 million, $2.0 million, $5.1 million, $1.8 million, $1.9 million, $4.5 million, $4.9 million, $6.0 million, $8.4 million, $20.4 million, $9.3 million and $15.8 million respectively.
(3)
Includes the unrealized translation gain (loss) on borrowings denominated in foreign currencies.
(4)
Inclusive of change in fair market value of effective hedge.
(5)
The amount available is reduced by $53.6 million of outstanding letters of credit.

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
(5)
The amount available is reduced by $55.3 million of outstanding letters of credit.

For the three months ended March 31, 2022 and 2021, the components of interest expense were as follows:

	For the Three Months Ended March 31,
($ in thousands)	2022	2021
Interest expense	$52,631	$43,138
Amortization of debt issuance costs	6,125	4,946
Net change in unrealized gain (loss) on effective interest rate swaps and hedged items(1)	2,622	(8)
Total Interest Expense	$61,378	$48,076
Average interest rate	2.9%	3.2%
Average daily borrowings	$7,152,041	$5,330,364

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

SPV Asset Facility II

On May 22, 2018, ORCC Financing II LLC (“ORCC Financing II”), a Delaware limited liability company and subsidiary of the Company, entered into a Credit Agreement (as amended, the “SPV Asset Facility II”), with ORCC Financing II, as Borrower, the lenders from time to time parties thereto (the “SPV Asset Facility II Lenders”), Natixis, New York Branch, as Administrative Agent, State Street Bank and Trust Company, as Collateral Agent, and Cortland Capital Market Services LLC as Document Custodian. The parties to the SPV Asset Facility II have entered into various amendments, including to admit new lenders, increase or decrease the maximum principal amount available under the facility, extend the availability period and maturity date, change the interest rate and make various other changes. The following describes the terms of SPV Asset Facility II amended through March 25, 2022 (the “SPV Asset Facility II Seventh Amendment Date”).

From time to time, the Company sells and contributes certain investments to ORCC Financing II pursuant to a sale and contribution agreement by and between the Company and ORCC Financing II. No gain or loss will be recognized as a result of the contribution. Proceeds from the SPV Asset Facility II will be used to finance the origination and acquisition of eligible assets by ORCC Financing II, including the purchase of such assets from the Company. The Company retains a residual interest in assets contributed to or acquired by

Owl Rock Capital Corporation

Notes to Consolidated Financial Statements (Unaudited) - Continued

ORCC Financing II through the Company’s ownership of ORCC Financing II. The maximum principal amount of the SPV Asset Facility II as of the SPV Asset Facility II Seventh Amendment Date is $350 million (which includes terms loans of $100 million and revolving commitments of $250 million). The availability of this amount is subject to an overcollateralization ratio test, which is based on the value of ORCC Financing II’s assets from time to time, and satisfaction of certain conditions, including an interest coverage ratio test, certain concentration limits and collateral quality tests.

The SPV Asset Facility II provides for the ability to (1) draw term loans and (2) draw and redraw revolving loans under the SPV Asset Facility II through April 22, 2023, unless the revolving commitments are terminated or converted to term loans sooner as provided in the SPV Asset Facility II (the “SPV Asset Facility II Commitment Termination Date”). Unless otherwise terminated, the SPV Asset Facility II will mature on December 22, 2029 (the “SPV Asset Facility II Stated Maturity”). Prior to the SPV Asset Facility II Stated Maturity, proceeds received by ORCC Financing II from principal and interest, dividends, or fees on assets must be used to pay fees, expenses and interest on outstanding borrowings, and the excess may be returned to the Company, subject to certain conditions. On the SPV Asset Facility II Stated Maturity, ORCC Financing II must pay in full all outstanding fees and expenses and all principal and interest on outstanding borrowings, and the excess may be returned to the Company.

With respect to revolving loans, amounts drawn bear interest at Term SOFR (or, in the case of certain lenders that are commercial paper conduits, the lower of their cost of funds and Term SOFR plus 0.40%) plus a spread that steps up from 2.30% to 2.55% during the period March 25, 2022 to the Reinvestment Period End Date. With respect to term loans, amounts drawn bear interest at Term SOFR (or, in the case of certain lenders that are commercial paper conduits, the lower of their cost of funds and Term SOFR plus 0.40%) plus a spread that steps up from 2.30% to 2.55% during the same period. From March 25, 2022 to the SPV Asset Facility II Commitment Termination Date, there is a commitment fee ranging from 0.50% to 0.625% per annum on the undrawn amount, if any, of the revolving commitments in the SPV Asset Facility II. The SPV Asset Facility II contains customary covenants, including certain financial maintenance covenants, limitations on the activities of ORCC Financing II, including limitations on incurrence of incremental indebtedness, and customary events of default. The SPV Asset Facility II is secured by a perfected first priority security interest in the assets of ORCC Financing II and on any payments received by ORCC Financing II in respect of those assets. Assets pledged to the SPV Asset Facility II Lenders will not be available to pay the debts of the Company.

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

Owl Rock Capital Corporation

Notes to Consolidated Financial Statements (Unaudited) - Continued

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

On March 11, 2022, (the “SPV Asset Facility IV Amendment Date”), the parties to the SPV Asset Facility IV amended the SPV Asset Facility IV to extend the reinvestment period from April 1, 2022 until October 3, 2022 and the stated maturity from April 1, 2030 to October 1, 2030. The amendment also changed the applicable interest rate from LIBOR plus an applicable margin of 2.15% during the reinvestment period and LIBOR plus an applicable margin of 2.40% after the reinvestment period to term SOFR plus an applicable margin of 2.30% during the reinvestment period and term SOFR plus an applicable margin of 2.55% after the reinvestment period.

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

The SPV Asset Facility IV provides for the ability to (1) draw term loans and (2) draw and redraw revolving loans under the SPV Asset Facility IV until the last day of the reinvestment period unless the revolving commitments are terminated or converted to term loans sooner as provided in the SPV Asset Facility IV (the “Commitment Termination Date”). Unless otherwise terminated, the SPV Asset Facility IV will mature on October 1, 2030 (the “SPV Asset Facility IV Stated Maturity”). Prior to the SPV Asset Facility IV Stated Maturity, proceeds received by ORCC Financing IV from principal and interest, dividends, or fees on assets must be used to pay fees, expenses and interest on outstanding borrowings, and the excess may be returned to the Company, subject to certain conditions. On the SPV Asset Facility IV Stated Maturity, ORCC Financing IV must pay in full all outstanding fees and expenses and all principal and interest on outstanding borrowings, and the excess may be returned to the Company.

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

Owl Rock Capital Corporation

Notes to Consolidated Financial Statements (Unaudited) - Continued

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

In connection with the offering of the 2023 Notes, on December 21, 2017 the Company entered into a centrally cleared interest rate swap. The notional amount of the interest rate swap was $150 million. The Company received fixed rate interest semi-annually at 4.75% and paid variable rate interest monthly based on 1-month LIBOR plus 2.545%. The interest rate swap matured on December 21, 2021, and therefore, for the three months ended March 31, 2022, the Company did not make any periodic payments. For the three months ended March 31, 2021, the Company made periodic payments of $1.0 million. The interest expense related to the 2023 Notes is equally offset by the proceeds received from the interest rate swap. The swap adjusted interest expense is included as a component of interest expense on the Company’s Consolidated Statements of Operations. Depending on the nature of the balance at period end, the fair value of the interest rate swap is either included as a component of accrued expenses and other liabilities or prepaid expenses and other assets on the Company’s Consolidated Statements of Assets and Liabilities. The change in fair value of the interest rate swap is offset by the change in fair value of the 2023 Notes, with the remaining difference included as a component of interest expense on the Consolidated Statements of Operations.

Owl Rock Capital Corporation

Notes to Consolidated Financial Statements (Unaudited) - Continued

On November 23, 2021, we caused notice to be issued to the holders of the 2023 Notes regarding our exercise of the option to redeem in full all $150 million in aggregate principal amount of the 2023 Notes at 100% of their principal amount, plus the accrued and unpaid interest thereon through, but excluding, the redemption date, December 23, 2021. On December 23, 2021, we redeemed in full all $150 million in aggregate principal amount of the 2023 Notes at 100% of their principal amount, plus the accrued and unpaid interest thereon through, but excluding, December 23, 2021

2024 Notes

On April 10, 2019, the Company issued $400 million aggregate principal amount of notes that mature on April 15, 2024 (the “2024 Notes”). The 2024 Notes bear interest at a rate of 5.25% per year, payable semi-annually on April 15 and October 15 of each year, commencing on October 15, 2019. The Company may redeem some or all of the 2024 Notes at any time, or from time to time, at a redemption price equal to the greater of (1) 100% of the principal amount of the 2024 Notes to be redeemed or (2) the sum of the present values of the remaining scheduled payments of principal and interest (exclusive of accrued and unpaid interest to the date of redemption) on the 2024 Notes to be redeemed, discounted to the redemption date on a semi-annual basis (assuming a 360-day year consisting of twelve 30-day months) using the applicable Treasury Rate plus 50 basis points, plus, in each case, accrued and unpaid interest to the redemption date; provided, however, that if the Company redeems any 2024 Notes on or after March 15, 2024 (the date falling one month prior to the maturity date of the 2024 Notes), the redemption price for the 2024 Notes will be equal to 100% of the principal amount of the 2024 Notes to be redeemed, plus accrued and unpaid interest, if any, to, but excluding, the date of redemption.

In connection with the issuance of the 2024 Notes, on April 10, 2019 the Company entered into centrally cleared interest rate swaps. The notional amount of the interest rate swaps is $400 million. The Company will receive fixed rate interest at 5.25% and pay variable rate interest based on one-month LIBOR plus 2.937%. The interest rate swaps mature on April 10, 2024. For the three months ended March 31, 2022 and 2021, the Company did not make periodic payments. The interest expense related to the 2024 Notes is equally offset by the proceeds received from the interest rate swaps. The swap adjusted interest expense is included as a component of interest expense on the Company’s Consolidated Statements of Operations. As of March 31, 2022 and December 31, 2021, the interest rate swap had a fair value of $(1.5) million and $12.0 million, respectively. Depending on the nature of the balance at period end, the fair value of the interest rate swap is either included as a component of accrued expenses and other liabilities or prepaid expenses and other assets on the Company’s Consolidated Statements of Assets and Liabilities. The change in fair value of the interest rate swap is offset by the change in fair value of the 2024 Notes, with the remaining difference included as a component of interest expense on the Consolidated Statements of Operations.

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

In connection with the issuance of the 2027 Notes, on April 26, 2021, the Company entered into centrally cleared interest rate swaps. The notional amount of the interest rate swaps is $500 million. The Company will receive fixed rate interest at 2.625% and pay variable rate interest based on one-month LIBOR plus 1.655%. The interest rate swaps mature on January 15, 2027. For the three months ended March 31, 2022, the Company made periodic payments of $2.0 million. For the three months ended March 31, 2021, the Company did not make periodic payments. The interest expense related to the 2027 Notes is equally offset by the proceeds received from the interest rate swaps. The swap adjusted interest expense is included as a component of interest expense on the Company’s Consolidated Statements of Operations. As of March 31, 2022 and December 31, 2021, the interest rate swaps had a fair value of $(33.3) million and $7.6 million, respectively. Depending on the nature of the balance at period end, the fair value of the interest rate swaps is either included as a component of accrued expenses and other liabilities or prepaid expenses and other assets on the Company’s Consolidated Statements of Assets and Liabilities. The change in fair value of the interest rate swaps is offset by the change in fair value of the 2027 Notes, with the remaining difference included as a component of interest expense on the Consolidated Statements of Operations.

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

Owl Rock Capital Corporation

Notes to Consolidated Financial Statements (Unaudited) - Continued

falling two months prior to the maturity date of the 2028 Notes), the redemption price for the 2028 Notes will be equal to 100% of the principal amount of the 2028 Notes to be redeemed, plus accrued and unpaid interest, if any, to, but excluding, the date of redemption.

Owl Rock Capital Corporation

Notes to Consolidated Financial Statements (Unaudited) - Continued

Note 7. Commitments and Contingencies

Portfolio Company Commitments

From time to time, the Company may enter into commitments to fund investments. As of March 31, 2022 and December 31, 2021, the Company had the following outstanding commitments to fund investments in current portfolio companies:

Portfolio Company	Investment	March 31, 2022	December 31, 2021
($ in thousands)
3ES Innovation Inc. (dba Aucerna)	First lien senior secured revolving loan	$3,893	$3,893
ABB/Con-cise Optical Group LLC	First lien senior secured revolving loan	4,458	—
Accela, Inc.	First lien senior secured revolving loan	1,500	3,000
Alera Group, Inc.	First lien senior secured delayed draw term loan	417	417
AmSpec Group, Inc. (fka AmSpec Services Inc.)	First lien senior secured revolving loan	14,462	10,665
Apex Group Treasury, LLC	Second lien senior secured delayed draw term loan	25,147	25,147
Apptio, Inc.	First lien senior secured revolving loan	1,667	1,667
Aramsco, Inc.	First lien senior secured revolving loan	2,695	8,378
Ardonagh Midco 3 PLC	First lien senior secured GBP delayed draw term loan	10,730	11,038
Ascend Buyer, LLC (dba PPC Flexible Packaging)	First lien senior secured revolving loan	471	471
Associations, Inc.	First lien senior secured revolving loan	32,923	32,923
AxiomSL Group, Inc.	First lien senior secured delayed draw term loan	8,331	8,331
AxiomSL Group, Inc.	First lien senior secured revolving loan	18,227	18,227
Bayshore Intermediate #2, L.P. (dba Boomi)	First lien senior secured revolving loan	6,913	6,913
BCPE Osprey Buyer, Inc. (dba PartsSource)	First lien senior secured delayed draw term loan	28,014	28,014
BCPE Osprey Buyer, Inc. (dba PartsSource)	First lien senior secured revolving loan	11,855	11,855
BCTO BSI Buyer, Inc. (dba Buildertrend)	First lien senior secured revolving loan	2,339	2,339
Blend Labs, Inc.	First lien senior secured revolving loan	7,500	7,500
BP Veraison Buyer, LLC (dba Sun World)	First lien senior secured delayed draw term loan	29,054	29,054
BP Veraison Buyer, LLC (dba Sun World)	First lien senior secured revolving loan	8,716	8,716
Brightway Holdings, LLC	First lien senior secured revolving loan	3,158	3,158
Centrify Corporation	First lien senior secured revolving loan	6,817	6,817
CivicPlus, LLC	First lien senior secured delayed draw term loan	6,673	6,673
CivicPlus, LLC	First lien senior secured revolving loan	1,335	1,335
Denali BuyerCo, LLC (dba Summit Companies)	First lien senior secured delayed draw term loan	8,305	9,849
Denali BuyerCo, LLC (dba Summit Companies)	First lien senior secured revolving loan	2,199	3,556
Diamondback Acquisition, Inc. (dba Sphera)	First lien senior secured delayed draw term loan	1,080	1,080
Dodge Data & Analytics LLC	First lien senior secured revolving loan	—	1,888
Douglas Products and Packaging Company LLC	First lien senior secured revolving loan	16,208	3,936
EET Buyer, Inc. (dba e-Emphasys)	First lien senior secured revolving loan	455	455
Entertainment Benefits Group, LLC	First lien senior secured revolving loan	11,200	11,200
Evolution BuyerCo, Inc. (dba SIAA)	First lien senior secured revolving loan	10,709	10,709

Owl Rock Capital Corporation

Notes to Consolidated Financial Statements (Unaudited) - Continued

Portfolio Company	Investment	March 31, 2022	December 31, 2021
($ in thousands)
Forescout Technologies, Inc.	First lien senior secured revolving loan	5,345	5,345
Fortis Solutions Group, LLC	First lien senior secured delayed draw term loan	1,347	1,347
Fortis Solutions Group, LLC	First lien senior secured revolving loan	462	462
Gainsight, Inc.	First lien senior secured revolving loan	3,357	3,357
Galls, LLC	First lien senior secured revolving loan	14,483	20,468
Gaylord Chemical Company, L.L.C.	First lien senior secured revolving loan	13,202	13,202
Gerson Lehrman Group, Inc.	First lien senior secured revolving loan	21,563	21,563
GI Ranger Intermediate, LLC (dba Rectangle Health)	First lien senior secured delayed draw term loan	—	614
GI Ranger Intermediate, LLC (dba Rectangle Health)	First lien senior secured revolving loan	332	369
Global Music Rights, LLC	First lien senior secured revolving loan	667	667
GovBrands Intermediate, Inc.	First lien senior secured delayed draw term loan	1,111	1,111
GovBrands Intermediate, Inc.	First lien senior secured revolving loan	793	793
Granicus, Inc.	First lien senior secured delayed draw term loan	1,006	1,006
Granicus, Inc.	First lien senior secured revolving loan	1,187	1,187
Guidehouse Inc.	First lien senior secured revolving loan	—	351
H&F Opportunities LUX III S.À R.L (dba Checkmarx)	First lien senior secured revolving loan	16,250	16,250
Hercules Borrower, LLC (dba The Vincit Group)	First lien senior secured revolving loan	18,685	20,916
HGH Purchaser, Inc. (dba Horizon Services)	First lien senior secured delayed draw term loan	49,359	49,359
HGH Purchaser, Inc. (dba Horizon Services)	First lien senior secured revolving loan	4,042	7,031
Hometown Food Company	First lien senior secured revolving loan	4,235	4,235
Ideal Tridon Holdings, Inc.	First lien senior secured revolving loan	5,727	3,927
IG Investments Holdings, LLC (dba Insight Global)	First lien senior secured revolving loan	3,179	1,987
Individual Foodservice Holdings, LLC	First lien senior secured delayed draw term loan	—	6,890
Individual Foodservice Holdings, LLC	First lien senior secured revolving loan	17,733	20,609
Innovation Ventures HoldCo, LLC (dba 5 Hour Energy)	First lien senior secured delayed draw term loan A	25,000	—
Innovation Ventures HoldCo, LLC (dba 5 Hour Energy)	First lien senior secured delayed draw term loan B	25,000	—
Inovalon Holdings, Inc.	First lien senior secured delayed draw term loan	18,988	18,988
Integrity Marketing Acquisition, LLC	First lien senior secured revolving loan	14,832	14,832
Intelerad Medical Systems Incorporated (fka 11849573 Canada Inc.)	First lien senior secured revolving loan	1,607	1,607
Interoperability Bidco, Inc. (dba Lyniate)	First lien senior secured revolving loan	3,043	4,000
IQN Holding Corp. (dba Beeline)	First lien senior secured revolving loan	22,672	22,672
KPSKY Acquisition, Inc. (dba BluSky)	First lien senior secured delayed draw term loan	256	256

Owl Rock Capital Corporation

Notes to Consolidated Financial Statements (Unaudited) - Continued

Portfolio Company	Investment	March 31, 2022	December 31, 2021
($ in thousands)
Lazer Spot G B Holdings, Inc.	First lien senior secured revolving loan	25,223	26,833
Lignetics Investment Corp.	First lien senior secured delayed draw term loan	3,922	3,922
Lignetics Investment Corp.	First lien senior secured revolving loan	3,373	3,922
Litera Bidco LLC	First lien senior secured delayed draw term loan	5,176	5,176
Litera Bidco LLC	First lien senior secured revolving loan	5,738	5,738
CSC Mkg Topco LLC (Medical Knowledge Group)	First lien senior secured revolving loan	169	—
Medline Borrower, LP	First lien senior secured revolving loan	7,190	7,190
MHE Intermediate Holdings, LLC (dba OnPoint Group)	First lien senior secured delayed draw term loan	9,850	9,850
MHE Intermediate Holdings, LLC (dba OnPoint Group)	First lien senior secured revolving loan	14,914	15,536
Milan Laser Holdings LLC	First lien senior secured revolving loan	2,078	2,078
MINDBODY, Inc.	First lien senior secured revolving loan	6,071	6,071
Ministry Brands Holdings, LLC	First lien senior secured delayed draw term loan	226	226
Ministry Brands Holdings, LLC	First lien senior secured revolving loan	68	68
National Dentex Labs LLC (fka Barracuda Dental LLC)	First lien senior secured delayed draw term loan	3,980	3,980
National Dentex Labs LLC (fka Barracuda Dental LLC)	First lien senior secured revolving loan	2,576	6,322
Natural Partners, LLC	First lien senior secured revolving loan	68	—
Nelipak Holding Company	First lien senior secured revolving loan	4,288	4,288
Nelipak Holding Company	First lien senior secured revolving loan	7,356	7,518
NMI Acquisitionco, Inc. (dba Network Merchants)	First lien senior secured delayed draw term loan	4,073	4,073
NMI Acquisitionco, Inc. (dba Network Merchants)	First lien senior secured revolving loan	1,652	1,652
Norvax, LLC (dba GoHealth)	First lien senior secured revolving loan	2,761	2,761
Notorious Topco, LLC (dba Beauty Industry Group)	First lien senior secured delayed draw term loan	15,962	15,962
Notorious Topco, LLC (dba Beauty Industry Group)	First lien senior secured revolving loan	7,023	7,981
OB Hospitalist Group, Inc.	First lien senior secured revolving loan	15,148	13,533
Ole Smoky Distillery, LLC	First lien senior secured revolving loan	116	—
Patriot Acquisition TopCo S.A.R.L (dba Corza Health, Inc.)	First lien senior secured revolving loan	13,538	13,538
Peter C. Foy & Associates Insurance Services, LLC (dba PCF Insurance Services)	First lien senior secured delayed draw term loan	—	8,695
Peter C. Foy & Associates Insurance Services, LLC (dba PCF Insurance Services)	First lien senior secured revolving loan	6,161	6,161
Pluralsight, LLC	First lien senior secured revolving loan	6,235	6,235
Project Power Buyer, LLC (dba PEC-Veriforce)	First lien senior secured revolving loan	3,188	3,188
PS Operating Company LLC (fka QC Supply, LLC)	First lien senior secured revolving loan	2,648	2,650
QAD, Inc.	First lien senior secured revolving loan	3,429	3,429

Owl Rock Capital Corporation

Notes to Consolidated Financial Statements (Unaudited) - Continued

Portfolio Company	Investment	March 31, 2022	December 31, 2021
($ in thousands)
Quva Pharma, Inc.	First lien senior secured revolving loan	2,880	4,000
Reef Global Acquisition LLC (fka Cheese Acquisition, LLC)	First lien senior secured revolving loan	6,312	5,377
Refresh Parent Holdings, Inc.	First lien senior secured delayed draw term loan	—	797
Refresh Parent Holdings, Inc.	First lien senior secured revolving loan	—	6,897
Relativity ODA LLC	First lien senior secured revolving loan	7,333	7,333
Sara Lee Frozen Bakery, LLC (fka KSLB Holdings, LLC)	First lien senior secured revolving loan	6,960	8,700
Smarsh Inc.	First lien senior secured delayed draw term loan	190	—
Smarsh Inc.	First lien senior secured revolving loan	48	—
Sonny's Enterprises LLC	First lien senior secured revolving loan	17,968	15,402
Swipe Acquisition Corporation (dba PLI)	First lien senior secured delayed draw term loan	6,228	10,230
Swipe Acquisition Corporation (dba PLI)	Letter of Credit	7,118	7,118
SWK BUYER, Inc. (dba Stonewall Kitchen)	First lien senior secured delayed draw term loan	175	—
SWK BUYER, Inc. (dba Stonewall Kitchen)	First lien senior secured revolving loan	63	—
Tahoe Finco, LLC	First lien senior secured revolving loan	9,244	9,244
Tamarack Intermediate, L.L.C. (dba Verisk 3E)	First lien senior secured revolving loan	141	—
TC Holdings, LLC (dba TrialCard)	First lien senior secured revolving loan	7,685	7,685
TEMPO BUYER CORP. (dba Global Claims Services)	First lien senior secured delayed draw term loan	308	308
TEMPO BUYER CORP. (dba Global Claims Services)	First lien senior secured revolving loan	148	154
The Shade Store, LLC	First lien senior secured revolving loan	455	909
THG Acquisition, LLC (dba Hilb)	First lien senior secured revolving loan	8,608	8,608
Thunder Purchaser, Inc. (dba Vector Solutions)	First lien senior secured delayed draw term loan	10,965	10,965
Thunder Purchaser, Inc. (dba Vector Solutions)	First lien senior secured revolving loan	3,011	3,838
Troon Golf, L.L.C.	First lien senior secured revolving loan	17,567	21,621
Ultimate Baked Goods Midco, LLC	First lien senior secured revolving loan	3,730	4,724
USRP Holdings, Inc. (dba U.S. Retirement and Benefits Partners)	First lien senior secured revolving loan	4,168	4,168
Valence Surface Technologies LLC	First lien senior secured revolving loan	49	49
Velocity HoldCo III Inc. (dba VelocityEHS)	First lien senior secured revolving loan	1,340	1,340
When I Work, Inc.	First lien senior secured revolving loan	925	925
Wingspire Capital Holdings LLC	LLC Interest	77,712	51,962
WU Holdco, Inc. (dba Weiman Products, LLC)	First lien senior secured delayed draw term loan	—	14,829
WU Holdco, Inc. (dba Weiman Products, LLC)	First lien senior secured revolving loan	17,285	13,444
Total Unfunded Portfolio Company Commitments		$985,730	$963,808

As of March 31, 2022, the Company believed they had adequate financial resources to satisfy the unfunded portfolio company commitments.

Other Commitments and Contingencies

On November 3, 2020, the Board approved a repurchase program (the “Repurchase Plan”) under which the Company may repurchase up to $100 million of the Company’s outstanding common stock. Under the program, purchases may be made at management’s discretion from time to time in open-market transactions, in accordance with all applicable securities laws and regulations. Unless extended by the Board, the repurchase program will terminate 12-months from the date it was approved. On November 2, 2021,

Owl Rock Capital Corporation

Notes to Consolidated Financial Statements (Unaudited) - Continued

the Board approved an extension to the Repurchase Plan and, unless further extended by the Board, will terminate 12-months from that date. As of March 31, 2022, Goldman, Sachs & Co., as agent, has repurchased 186,150 shares of the Company’s common stock pursuant to the Repurchase Plan for approximately $2.6 million.

From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of its business. At March 31, 2022, management was not aware of any material pending or threatened litigation that would require accounting recognition or financial statement disclosure.

Note 8. Net Assets

Equity Issuances

The Company has the authority to issue 500,000,000 common shares at $0.01 per share par value.

On March 1, 2016, the Company issued 100 common shares for $1,500 to the Adviser.

There were no sales of the Company’s common stock during the three months ended March 31, 2022 and 2021.

Distributions

The following table reflects the distributions declared on shares of the Company’s common stock during the three months ended March 31, 2022:

	March 31, 2022
Date Declared	Record Date	Payment Date	Distribution per Share
February 23, 2022	March 31, 2022	May 13, 2022	$0.31

The following table reflects the distributions declared on shares of the Company’s common stock during the three months ended March 31, 2021:

	March 31, 2021
Date Declared	Record Date	Payment Date	Distribution per Share
February 23, 2021	March 31, 2021	May 14, 2021	$0.31

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

Owl Rock Capital Corporation

Notes to Consolidated Financial Statements (Unaudited) - Continued

The following table reflects the common stock issued pursuant to the dividend reinvestment plan during the three months ended March 31, 2022:

Date Declared	Record Date	Payment Date	Shares
November 2, 2021	December 31, 2021	January 31, 2022	814,084

The following table reflects the common stock issued pursuant to the dividend reinvestment plan during the three months ended March 31, 2021:

Date Declared	Record Date	Payment Date	Shares
November 4, 2020	December 31, 2020	January 19, 2021	1,435,099

Stock Repurchase Plans

On November 3, 2020, the Board approved the Repurchase Plan under which the Company may repurchase up to $100 million of the Company’s outstanding common stock. Under the program, purchases may be made at management’s discretion from time to time in open-market transactions, in accordance with all applicable securities laws and regulations. Unless extended by the Board, the repurchase program will terminate 12-months from the date it was approved. On November 2, 2021, the Board approved an extension to the Repurchase Plan and, unless further extended by the Board, will terminate 12-months from that date. As of March 31, 2022, Goldman Sachs & Co., as agent, has repurchased 186,150 shares of the Company’s common stock pursuant to the Repurchase Plan for approximately $2.6 million.

There has been no share repurchase activity under the Repurchase Plan for the period ended March 31, 2022.

The following table provides information regarding purchases of the Company’s common stock by Goldman Sachs & Co., as agent, pursuant to the Repurchase Plan for each month in the year ended December 31, 2021:

Period ($ in millions, except share and per share amounts)	Total Number of Shares Repurchased	Average Price Paid per Share	Approximate Dollar Value of Shares that have been Purchased Under the Plans	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan
October 1, 2021 - October 31, 2021	—	$—	$—	$100.0
November 1, 2021 - November 30, 2021	22,900	$13.92	$0.3	$99.7
December 1, 2021 - December 31, 2021	163,250	$14.00	$2.3	$97.4
Total	186,150		$2.6

Note 9. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per common share for the three months ended March 31, 2022 and 2021:

	For the Three Months Ended March 31,
($ in thousands, except per share amounts)	2022	2021
Increase (decrease) in net assets resulting from operations	$43,986	$157,845
Weighted average shares of common stock outstanding—basic and diluted	394,309,578	391,114,767
Earnings per common share-basic and diluted	$0.11	$0.40

Note 10. Income Taxes

The Company has elected to be treated as a RIC under Subchapter M of the Code, and intends to operate in a manner so as to continue to qualify for the tax treatment applicable to RICs. To qualify for tax treatment as a RIC, the Company must, among other

Owl Rock Capital Corporation

Notes to Consolidated Financial Statements (Unaudited) - Continued

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

For the three months ended March 31, 2022, the Company recorded U.S. federal income tax expense/(benefit) of $0.8 million, including no U.S. federal excise tax expense/(benefit). For the three months ended March 31, 2021, the Company recorded U.S. federal income tax expense/(benefit) of $1.1 million, including $0.2 million of U.S. federal excise tax expense/(benefit).

Taxable Subsidiaries

Certain of the Company’s consolidated subsidiaries are subject to U.S. federal and state corporate-level income taxes. For the three months ended March 31, 2022 and 2021, the Company recorded a net tax expense of approximately $0.8 million and $0.9 million for taxable subsidiaries, respectively.

The Company recorded a net deferred tax liability of $12.2 million and $12.0 million as of March 31, 2022 and December 31, 2021, respectively, for taxable subsidiaries, which is significantly related to GAAP to tax outside basis differences in the taxable subsidiaries' investment in certain partnership interests.

Owl Rock Capital Corporation

Notes to Consolidated Financial Statements (Unaudited) - Continued

Note 11. Financial Highlights

The following are the financial highlights for a common share outstanding during the three months ended March 31, 2022 and 2020:

	For the Three Months Ended March 31,
($ in thousands, except share and per share amounts)	2022	2021
Per share data:
Net asset value, beginning of period	$15.08	$14.74
Net investment income(1)	0.31	0.26
Net realized and unrealized gain (loss)	(0.20)	0.13
Total from operations	0.11	0.39
Repurchase of common shares(2)	—	-
Distributions declared from earnings(2)	(0.31)	(0.31)
Total increase (decrease) in net assets	(0.20)	0.08
Net asset value, end of period	$14.88	$14.82
Shares outstanding, end of period	394,580,939	391,401,787
Per share market value at end of period	$14.78	13.77
Total Return, based on market value(3)	6.6%	11.2%
Total Return, based on net asset value(4)	0.7%	2.6%
Ratios / Supplemental Data(5)
Ratio of total expenses to average net assets(6)	9.6%	8.2%
Ratio of net investment income to average net assets	8.3%	7.1%
Net assets, end of period	$5,871,494	$5,802,088
Weighted-average shares outstanding	394,309,578	391,114,767
Total capital commitments, end of period	N/A	N/A
Ratio of total contributed capital to total committed capital, end of period	N/A	N/A
Portfolio turnover rate	3.1%	5.1%

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

On April 20, 2022 the Company completed a $669.2 mllion term debt securitization refinancing in CLO V. As part of the refinancing the Company issued the following classes of notes: (i) $354.4 million of AAA(sf) Class A-1R Notes, which bear interest at the Term SOFR plus 1.78%, (ii) $30.4 million of AAA(sf) Class A-2R Notes, which bear interest at the Term SOFR plus 1.95%, (iii) $49.0 million of AA(sf) Class B-1 Notes, which bear interest at the Term SOFR plus 2.20%, (iv) $5.0 million of AA(sf) Class B-2 Notes, which bear interest at 4.25%, (v) $31.5 million of A(sf) Class C-1 Notes, which bear interest at the Term SOFR plus 3.15% and (vi) $39.4 million of A(sf) Class C-2 Notes, which bear interest at 5.10%. The Company also issued approximately $10.2 million of additional subordinated securities, for a total of $159.6 of subordinated securities in the form of 159,620 preferred shares at an issue price of U.S.$1,000 per share held by the Company. Following the refinancing, the reinvestment period was extended to April 20, 2026 and the maturity date was extended to April 20, 2034.

On May 3, 2022, the parties to the SPV Asset Facility III amended certain terms of the facility, including converting the benchmark rate of the facility from LIBOR to term SOFR, extending the Revolving Period through June 14, 2023, extending the Facility Termination Date through June 14, 2025 and reducing the Facility Amount from $500 million to $250 million.

On May 3, 2022 the Board declared a distribution of $0.31 per share for shareholders of record on June 30, 2022 payable on or before August 15, 2022.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information contained in this section should be read in conjunction with “ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS”. This discussion contains forward-looking statements, which relate to future events or the future performance or financial condition of Owl Rock Capital Corporation and involves numerous risks and uncertainties, including, but not limited to, those described in our Form 10-K for the fiscal year December 31, 2021 and in “ITEM 1A. RISK FACTORS.” This discussion also should be read in conjunction with the “Cautionary Statement Regarding Forward Looking Statements” set forth on page 1 of this Quarterly Report on Form 10-Q. Actual results could differ materially from those implied or expressed in any forward-looking statements.

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

The Adviser also serves as investment adviser to Owl Rock Capital Corporation II and Owl Rock Core Income Corp.

Blue Owl consists of three divisions: (1) Owl Rock, which focuses on direct lending, (2) Dyal, which focuses on providing capital to institutional alternative asset managers and (3) Oak Street, which focuses on real estate strategies. Owl Rock is comprised of the Adviser, Owl Rock Technology Advisors LLC (“ORTA”), Owl Rock Technology Advisors II LLC ("ORTA II"), Owl Rock Capital Private Fund Advisors LLC (“ORPFA”) and Owl Rock Diversified Advisors LLC (“ORDA” and together with the Adviser, ORTA, ORTA II, ORPFA and ORDA, the "Owl Rock Advisers"), which also are investment advisers. As of March 31, 2022, the Adviser and its affiliates had $44.8 billion of assets under management across the Owl Rock division of Blue Owl. As of April 1, 2022, the Owl Rock division of Blue Owl also includes a CLO business ("Wellfleet"), which was acquired from affiliates of Littlejohn & Co. LLC.

The management of our investment portfolio is the responsibility of the Adviser and the Investment Committee. We consider these individuals to be our portfolio managers. The Investment Team, is led by Douglas I. Ostrover, Marc S. Lipschultz and Craig W. Packer and is supported by certain members of the Adviser's senior executive team and the Investment Committee. The Investment Team, including members of Wellfleet, under the Investment Committee's supervision, sources investment opportunities, conducts research, performs due diligence on potential investments, structures our investments and will monitor our portfolio companies on an ongoing basis. The Investment Committee is comprised of Douglas I. Ostrover, Marc S. Lipschultz, Craig W. Packer, Alexis Maged and Jeff Walwyn. The Investment Committee meets regularly to consider our investments, direct our strategic initiatives and supervise the actions taken by the Adviser on our behalf. In addition, the Investment Committee reviews and determines whether to make prospective investments (including approving parameters or guidelines pursuant to which investments in broadly syndicated loans may be bought and sold), structures financings and monitors the performance of the investment portfolio. Each investment opportunity requires the approval of a majority of the Investment Committee. Follow-on investments in existing portfolio companies may require the Investment Committee's approval beyond that obtained when the initial investment in the portfolio company was made. In addition, temporary investments, such as those in cash equivalents, U.S. government securities and other high quality debt investments that mature in one year or less, may require approval by the Investment Committee. The compensation packages of certain Investment Committee members from the Adviser include various combinations of discretionary bonuses and variable incentive compensation based primarily on performance for services provided and may include shares of Blue Owl.

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

We have and continue to assess the impact of COVID-19 on our portfolio companies. We cannot predict the full impact of the COVID-19 pandemic, including its duration in the United States and worldwide, the effectiveness of governmental responses designed to mitigate strain to businesses and the economy and the magnitude of the economic impact of the outbreak. The COVID-19 pandemic and preventative measures taken to contain or mitigate its spread have caused, and may in the future cause, business shutdowns and cancellations of events and travel. In addition, while economic activity remains healthy and well improved from the beginning of the COVID-19 pandemic, we continue to observe supply chain interruptions, labor difficulties, commodity inflation and elements of geopolitical, economic and financial market instability both globally and in the United States.

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

Our Investment Framework

We are a Maryland corporation organized primarily to originate and make loans to, and make debt and equity investments in, U.S. middle market companies. Our investment objective is to generate current income, and to a lesser extent, capital appreciation by targeting investment opportunities with favorable risk-adjusted returns. Since our Adviser and its affiliates began investment activities in April

2016 through March 31, 2022, our Adviser and its affiliates have originated $56.0 billion aggregate principal amount of investments, of which $53.0 billion of aggregate principal amount of investments prior to any subsequent exits or repayments, was retained by either us or a corporation or fund advised by our Adviser or its affiliates. We seek to generate current income primarily in U.S. middle market companies through direct originations of senior secured loans or originations of unsecured loans, subordinated loans or mezzanine loans, broadly syndicated loans and, to a lesser extent, investments in equity and equity-related securities including warrants, preferred stock and similar forms of senior equity. Our equity investments are typically not control-oriented investments and we may structure such equity investments to include provisions protecting our rights as a minority-interest holder.

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

We expect that generally our portfolio composition will be majority debt or income producing securities, which may include “covenant-lite” loans (as defined below), with a lesser allocation to equity or equity-linked opportunities, which we may hold directly or through special purpose vehicles. In addition, we may invest a portion of our portfolio in opportunistic investments and broadly syndicated loans, which will not be our primary focus, but will be intended to enhance returns to our shareholders and from time to time, we may evaluate and enter into strategic portfolio transactions which may result in additional portfolio companies which we are considered to control. These investments may include high-yield bonds and broadly-syndicated loans, including publicly traded debt instruments, which are typically originated and structured by banks on behalf of large corporate borrowers with employee counts, revenues, EBITDAs and enterprise values larger than the middle market characteristics described above. In addition, we generally do not intend to invest more than 20% of our total assets in companies whose principal place of business is outside the United States, although we do not generally intend to invest in companies whose principal place of business is in an emerging market. Our portfolio composition may fluctuate from time to time based on market conditions and interest rates.

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

We target portfolio companies where we can structure larger transactions. As of March 31, 2022, our average debt investment size in each of our portfolio companies was approximately $78.3 million based on fair value. As of March 31, 2022, our portfolio companies, excluding the investment in ORCC SLF and certain investments that fall outside of our typical borrower profile and represent 84.1% of our total debt portfolio based on fair value, had weighted average annual revenue of $658 million, weighted average annual EBITDA of $145 million and an average interest coverage of 2.7x.

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

A majority of our new investments are indexed to SOFR; however we have material contracts that are indexed to USD-LIBOR and are monitoring this activity, evaluating the related risks and our exposure, and adding alternative language to contracts, where necessary. Certain contracts have an orderly market transition already in process. However, it is not possible to predict the effect of any of these developments, and any future initiatives to regulate, reform or change the manner of administration of LIBOR could result in adverse consequences to the rate of interest payable and receivable on, market value of and market liquidity for LIBOR-based financial instruments.

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

Revenues

We generate revenues primarily in the form of interest income from the investments we hold. In addition, we generate income from dividends on either direct equity investments or equity interests obtained in connection with originating loans, such as options, warrants or conversion rights. Our debt investments typically have a term of three to ten years. As of March 31, 2022, 98.8% of our debt investments based on fair value bear interest at a floating rate, subject to interest rate floors, in certain cases. Interest on our debt investments is generally payable either monthly or quarterly.

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

Robust Demand for Debt Capital. We believe U.S. middle market companies will continue to require access to debt capital to refinance existing debt, support growth and finance acquisitions. In addition, we believe the large amount of uninvested capital held by funds of private equity firms broadly, estimated by Preqin Ltd., an alternative assets industry data and research company, to be $1.7 trillion as of January 2022, will continue to drive deal activity. We expect that private equity sponsors will continue to pursue acquisitions and leverage their equity investments with secured loans provided by companies such as us.

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

Portfolio and Investment Activity

As of March 31, 2022, based on fair value, our portfolio consisted of 74.0% first lien senior secured debt investments (of which 60% we consider to be unitranche debt investments (including “last out” portions of such loans)), 14.7% second lien senior secured debt investments, 2.1% unsecured debt investments, 1.9% preferred equity investments, 5.0% common equity investments and 2.3% investment funds and vehicles.

As of March 31, 2022, our weighted average total yield of the portfolio at fair value and amortized cost was 7.8% and 7.8%, respectively, and our weighted average yield of accruing debt and income producing securities at fair value and amortized cost was 7.9% and 8.0%, respectively(1). As of March 31, 2022, the weighted average spread of total debt investments was 6.6%.

As of March 31, 2022, we had investments in 157 portfolio companies with an aggregate fair value of $12.8 billion. As of March 31, 2022 we had net leverage of 1.17x debt-to-equity.

Based on current market conditions, the pace of our investment activities, including originations and repayments, may vary. The strength of the financing and merger and acquisitions markets and the current low interest rate environment, has led to increased originations and repayments, an active pipeline of investment opportunities including demand for large unitranche debt investments. However, there have been headwinds in the financing and merger and acquisitions markets resulting from high and persistent inflation, a shifting interest rate environment, geopolitical events and the ongoing impact from COVID-19 globally. We are monitoring the effect that market volatility, including as a result of a rising interest rate environment may have on our portfolio companies and our investment activities and we will continue to seek to invest in recession-resistant industries that we are familiar with. For the three months ended March 31, 2022, we received repayments of approximately $375 million and we expect to continue to receive repayments in the current environment.

Through March 31, 2022, Owl Rock has committed to more than 5 large unitranche transactions each in excess of $1 billion in size which are expected to close subsequent to March 31, 2022. We may sell all or a portion of these investments and certain of these investments may result in the repayment of existing investments. We cannot assure you that we will make any of these investments or that we will sell all or any portion of these investments.

________________

(1)
Refer to page 113, footnote (1), for more information on our calculation of weighted average yields.

Our investment activity for the three months ended March 31, 2022 and 2021 is presented below (information presented herein is at par value unless otherwise indicated).

	For the Three Months Ended March 31,
($ in thousands)	2022	2021
New investment commitments
Gross originations	$533,848	919,685
Less: Sell downs	(3,409)	(56,145)
Total new investment commitments	$530,439	$863,540
Principal amount of investments funded:
First-lien senior secured debt investments	$223,302	$529,122
Second-lien senior secured debt investments	1,000	12,400
Unsecured debt investments	69,989	132,288
Preferred equity investments(3)	7,000	1,000
Common equity investments(3)	1,968	7,567
Investment funds and vehicles	44,625	2,000
Total principal amount of investments funded	$347,884	$684,377
Principal amount of investments sold or repaid:
First-lien senior secured debt investments	$(326,994)	$(287,315)
Second-lien senior secured debt investments	(25,000)	(224,851)
Unsecured debt investments	—	—
Preferred equity investments(3)	(22,843)	—
Common equity investments(3)	—	—
Investment funds and vehicles	—	—
Total principal amount of investments sold or repaid	$(374,837)	$(512,166)
Number of new investment commitments in new portfolio companies(1)	17	8
Average new investment commitment amount	21,952	$78,952
Weighted average term for new debt investment commitments (in years)	5.1	5.8
Percentage of new debt investment commitments at floating rates	97.3%	100.0%
Percentage of new debt investment commitments at fixed rates	2.7%	0.0%
Weighted average interest rate of new debt investment commitments(2)	7.4%	7.3%
Weighted average spread over LIBOR of new floating rate debt investment commitments	6.5%	6.4%

________________

(1)
Number of new investment commitments represents commitments to a particular portfolio company.
(2)
Assumes each floating rate commitment is subject to the greater of the interest rate floor (if applicable) or 3-month LIBOR, which was 0.96% and 0.19% as of March 31, 2022 and 2021, respectively.
(3)
As of March 31, 2021, preferred equity investments and common equity investments were reported in aggregate as equity investments.

As of March 31, 2022 and December 31, 2021, our investments consisted of the following:

	March 31, 2022			December 31, 2021
($ in thousands)	Amortized Cost		Fair Value	Amortized Cost		Fair Value
First-lien senior secured debt investments	$9,495,521	(3)	$9,435,684	$9,548,096	(3)	$9,539,774
Second-lien senior secured debt investments	1,897,642		1,880,232	1,919,453		1,921,447
Unsecured debt investments	272,556		266,195	197,198		196,485
Preferred equity investments	238,790		238,998	256,630		260,869
Common equity investments(1)	555,736		647,125	477,462		576,004
Investment funds and vehicles(2)	294,339		288,089	249,714		247,061
Total Investments	$12,754,584		$12,756,323	$12,648,553		$12,741,640

________________

(1)
Includes investment in Wingspire.
(2)
Includes investment in ORCC SLF.

(3)
60% and 55% of which we consider unitranche loans as of March 31, 2022 and December 31, 2021, respectively.

The table below describes investments by industry composition based on fair value as of March 31, 2022 and December 31, 2021:

	March 31, 2022	December 31, 2021
Advertising and media	0.9%	0.9%
Aerospace and defense	2.9	2.9
Automotive	1.5	1.5
Buildings and real estate	4.8	5.4
Business services	3.3	3.3
Chemicals	2.3	2.3
Consumer products	4.1	4.0
Containers and packaging	1.3	1.3
Distribution	4.3	4.4
Education	1.0	1.0
Financial services(1)	9.4	8.4
Food and beverage	6.8	6.2
Healthcare equipment and services	4.2	4.2
Healthcare providers and services	5.9	7.1
Healthcare technology	4.6	4.6
Household products	1.8	1.8
Human resource support services	1.6	1.6
Infrastructure and environmental services	1.4	1.5
Insurance	8.8	8.8
Internet software and services	11.5	11.3
Investment funds and vehicles(2)	2.3	1.9
Leisure and entertainment	2.2	2.2
Manufacturing	5.6	5.7
Oil and gas	0.9	0.9
Professional services	2.8	3.0
Specialty retail	2.0	2.0
Transportation	1.8	1.8
Total	100.0%	100.0%

________________

(1)
Includes investment in Wingspire.
(2)
Includes investment in ORCC SLF.

The table below describes investments by geographic composition based on fair value as of March 31, 2022 and December 31, 2021:

	March 31, 2022	December 31, 2021
United States:
Midwest	17.5%	17.0%
Northeast	19.7	19.7
South	36.9	38.2
West	18.9	18.6
International	7.0	6.5
Total	100.0%	100.0%

________________

The weighted average yields and interest rates of our investments at fair value as of March 31, 2022 and December 31, 2021 were as follows:

	March 31, 2022	December 31, 2021
Weighted average total yield of portfolio	7.8%	7.7%
Weighted average total yield of accruing debt and income producing securities	7.9%	7.9%
Weighted average interest rate of accruing debt securities	7.5%	7.4%
Weighted average spread over LIBOR of all accruing floating rate investments	6.6%	6.5%

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

The following table shows the composition of our portfolio on the 1 to 5 rating scale as of March 31, 2022 and December 31, 2021:

	March 31, 2022		December 31, 2021
Investment Rating	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
($ in thousands)
1	$1,618,306	12.6%	$1,486,521	11.7%
2	9,791,357	76.8	9,989,520	78.4
3	1,333,092	10.5	1,249,149	9.8
4	13,568	0.1	16,450	0.1
5	—	—	—	—
Total	$12,756,323	100.0%	$12,741,640	100.0%

The following table shows the amortized cost of our performing and non-accrual debt investments as of March 31, 2022 and December 31, 2021:

	March 31, 2022		December 31, 2021
($ in thousands)	Amortized Cost	Percentage	Amortized Cost	Percentage
Performing	$11,638,345	99.8%	$11,637,373	99.8%
Non-accrual	27,374	0.2%	27,374	0.2%
Total	$11,665,719	100.0%	$11,664,747	100.0%

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

As of March 31, 2022 and December 31, 2021, ORCC SLF had total investments in senior secured debt at fair value of $869.0 million and $790.3 million, respectively. The determination of fair value is in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification 820, Fair Value Measurements (“ASC 820”), as amended; however, such fair value is not included in our Board’s valuation process. The following table is a summary of ORCC SLF’s portfolio as well as a listing of the portfolio investments in ORCC SLF’s portfolio as of March 31, 2022 and December 31, 2021:

($ in thousands)	March 31, 2022	December 31, 2021
Total senior secured debt investments(1)	$882,005	$798,420
Weighted average spread over LIBOR(1)	4.09%	4.14%
Number of portfolio companies	44	38
Largest funded investment to a single borrower(1)	$40,588	$40,693

________________

(1)
At par.

ORCC Senior Loan Fund's Portfolio as of March 31, 2022 ($ in thousands) (Unaudited)
Company(1)(2)(4)(5)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(3)	Fair Value	Percentage of Members' Equity
Debt Investments
Aerospace and defense
Applied Composites Holdings, LLC (fka AC&A Enterprises Holdings, LLC)(7)	First lien senior secured loan	L + 5.50%	12/21/2023	$34,380	$34,159	$33,544	10.2%
Applied Composites Holdings, LLC (fka AC&A Enterprises Holdings, LLC)(7)(14)	First lien senior secured revolving loan	L + 5.50%	12/21/2022	3,000	2,992	2,927	0.9%
Bleriot US Bidco Inc.(7)(10)	First lien senior secured loan	L + 4.00%	10/30/2026	25,562	25,462	25,386	7.7%
Dynasty Acquisition Co., Inc. (dba StandardAero Limited)(7)	First lien senior secured loan	L + 3.50%	4/6/2026	39,000	38,883	36,877	11.2%
				101,942	101,496	98,734	30.0%
Automotive
Holley, Inc.(7)(10)	First lien senior secured loan	L + 3.75%	11/17/2028	21,331	21,186	21,028	6.4%
Holley, Inc.(7)(11)(13)	First lien senior secured delayed draw term loan	L + 3.75%	5/18/2022	1,067	1,052	1,028	0.3%
PAI Holdco, Inc.(7)(10)	First lien senior secured loan	L + 3.50%	10/28/2027	9,962	9,826	9,851	3.0%
				32,360	32,064	31,907	9.7%
Buildings and Real estate
Wrench Group, LLC.(7)	First lien senior secured loan	L + 4.00%	4/30/2026	32,258	32,123	32,016	9.7%
Business Services
CoolSys, Inc.(7)	First lien senior secured loan	L + 4.75%	8/11/2028	14,037	13,908	13,827	4.2%
CoolSys, Inc.(11)(12)(13)(14)	First lien senior secured delayed draw term loan	L + 4.75%	8/11/2023	—	(22)	(36)	—%
ConnectWise, LLC(6)(10)	First lien senior secured loan	L + 3.50%	9/29/2028	16,958	16,878	16,822	5.1%
LABL, Inc.(6)	First lien senior secured loan	L + 5.00%	10/29/2028	7,980	7,868	7,856	2.4%

ORCC Senior Loan Fund's Portfolio as of March 31, 2022 ($ in thousands) (Unaudited)
Company(1)(2)(4)(5)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(3)	Fair Value	Percentage of Members' Equity
Packers Holdings, LLC(7)(10)	First lien senior secured loan	L + 3.25%	3/9/2028	21,224	20,787	20,880	6.3%
Vistage International, Inc.(7)	First lien senior secured loan	L + 4.00%	2/10/2025	29,842	29,735	29,841	9.1%
				90,041	89,154	89,190	27.1%
Chemicals
Aruba Investments Holdings LLC (dba Angus Chemical Company)(7)	First lien senior secured loan	L + 4.00%	11/24/2027	995	995	990	0.3%
Consumer Products
Olaplex, Inc.(6)	First lien senior secured loan	L + 3.75%	2/23/2029	15,000	14,963	14,948	4.5%
Containers and Packaging
BW Holding, Inc.(6)	First lien senior secured loan	L + 4.00%	12/14/2028	3,944	3,906	3,885	1.2%
BW Holding, Inc.(6)(11)(13)(14)	First lien senior secured delayed draw term loan	L + 4.00%	12/17/2023	99	94	84	—%
Ring Container Technologies Group, LLC (dba Ring Container Technologies)(7)(10)	First lien senior secured loan	L + 3.75%	8/12/2028	24,938	24,880	24,516	7.4%
Valcour Packaging, LLC(8)	First lien senior secured loan	L + 3.75%	10/4/2028	7,000	6,977	6,947	2.1%
				35,981	35,857	35,432	10.7%
Distribution
Dealer Tire, LLC(6)(10)	First lien senior secured loan	L + 4.25%	12/12/2025	36,167	36,030	35,943	10.9%
SRS Distribution, Inc.(8)(10)	First lien senior secured loan	L + 3.50%	6/2/2028	9,950	9,883	9,818	3.0%
				46,117	45,913	45,761	13.9%
Education
Spring Education Group, Inc. (fka SSH Group Holdings, Inc.)(7)	First lien senior secured loan	L + 4.25%	7/30/2025	33,775	33,721	33,234	10.1%

ORCC Senior Loan Fund's Portfolio as of March 31, 2022 ($ in thousands) (Unaudited)
Company(1)(2)(4)(5)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(3)	Fair Value	Percentage of Members' Equity
Food and beverage
Balrog Acquisition, Inc. (dba Bakemark)(7)	First lien senior secured loan	L + 4.00%	9/5/2028	24,938	24,696	24,376	7.4%
Dessert Holdings(7)	First lien senior secured loan	L + 4.00%	6/9/2028	22,104	21,959	21,994	6.7%
Dessert Holdings(11)(13)	First lien senior secured delayed draw term loan	L + 4.00%	6/9/2023	—	—	—	—%
Sovos Brands Intermediate, Inc.(8)(10)	First lien senior secured loan	L + 3.75%	6/8/2028	20,724	20,678	20,473	6.2%
Naked Juice LLC (dba Tropicana)(7)(10)	First lien senior secured loan	L + 3.25%	1/24/2029	2,000	1,995	1,964	0.6%
				69,766	69,328	68,807	20.9%
Healthcare equipment and services
Cadence, Inc.(8)	First lien senior secured loan	L + 5.00%	5/21/2025	26,645	26,318	25,793	7.8%
Cadence, Inc.(8)(11)(14)	First lien senior secured revolving loan	L + 5.00%	5/21/2024	3,083	3,037	2,848	0.9%
Confluent Medical Technologies, Inc.(7)	First lien senior secured loan	L + 3.75%	2/16/2029	5,000	4,975	4,975	1.5%
Packaging Coordinators Midco, Inc.(7)(10)	First lien senior secured loan	L + 3.75%	11/30/2027	4,975	4,963	4,943	1.5%
Medline Intermediate, LP(6)(10)	First lien senior secured loan	L + 3.25%	10/23/2028	25,000	24,886	24,738	7.5%
				64,703	64,179	63,297	19.2%
Healthcare providers and services
Confluent Health, LLC(6)	First lien senior secured loan	L + 4.00%	11/30/2028	20,575	20,476	20,369	6.2%
Confluent Health, LLC(9)(11)(13)(14)	First lien senior secured delayed draw term loan	P+ 3.00%	11/30/2023	288	265	243	0.1%
Phoenix Newco, Inc. (dba Parexel)(6)(10)	First lien senior secured loan	L + 3.50%	11/15/2028	27,500	27,369	27,275	8.3%
Physician Partners, LLC(6)	First lien senior secured loan	L + 4.00%	12/23/2028	10,000	9,902	9,900	3.0%
Unified Women's Healthcare, LP(6)(10)	First lien senior secured loan	L + 4.25%	12/20/2027	19,900	19,811	19,774	6.0%
				78,263	77,823	77,561	23.6%

ORCC Senior Loan Fund's Portfolio as of March 31, 2022 ($ in thousands) (Unaudited)
Company(1)(2)(4)(5)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(3)	Fair Value	Percentage of Members' Equity
Healthcare technology
Athenahealth, Inc.(6)(10)	First lien senior secured loan	L + 3.50%	2/15/2029	17,101	17,018	16,893	5.1%
Athenahealth, Inc.(10)(11)(12)(13)(14)	First lien senior secured delayed draw term loan	L + 3.50%	8/15/2023	—	—	(21)	—%
Help/Systems Holdings, Inc.(6)(10)	First lien senior secured loan	L + 4.00%	11/19/2026	14,962	14,889	14,749	4.5%
PointClickCare Technologies Inc.(8)	First lien senior secured loan	L + 4.00%	12/29/2027	10,000	9,851	9,850	3.0%
				42,063	41,758	41,471	12.6%
Infrastructure and environmental services
CHA Holding, Inc.(7)	First lien senior secured loan	L + 4.50%	4/10/2025	40,588	40,382	39,945	12.1%
Insurance
AmeriLife Holdings LLC(6)(10)	First lien senior secured loan	L + 4.00%	3/18/2027	11,949	11,872	11,786	3.6%
Integro Parent Inc.(7)	First lien senior secured loan	L + 5.75%	10/31/2022	29,615	29,593	28,923	8.8%
Integro Parent Inc.(7)(11)(14)	First lien senior secured revolving loan	L + 4.50%	4/30/2022	6,000	6,000	5,857	1.8%
				47,564	47,465	46,566	14.2%
Internet software and services
DCert Buyer, Inc. (dba DigiCert)(6)(10)	First lien senior secured loan	L + 4.00%	10/16/2026	22,162	22,082	21,974	6.7%
Trader Interactive, LLC (fka Dominion Web Solutions, LLC)(6)	First lien senior secured loan	L + 4.00%	7/28/2028	23,659	23,554	23,422	7.1%
				45,821	45,636	45,396	13.8%
Manufacturing
Engineered Machinery Holdings (dba Duravant)(7)(10)	First lien senior secured loan	L + 3.75%	5/19/2028	34,913	34,752	34,378	10.4%

ORCC Senior Loan Fund's Portfolio as of March 31, 2022 ($ in thousands) (Unaudited)
Company(1)(2)(4)(5)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(3)	Fair Value	Percentage of Members' Equity
Pro Mach Group, Inc.(7)(10)	First lien senior secured loan	L + 4.00%	8/31/2028	23,335	23,226	23,207	7.0%
Pro Mach Group, Inc.(10)(11)(12)(13)(14)	First lien senior secured delayed draw term loan	L + 4.00%	8/31/2023	—	—	(1)	—%
Gloves Buyer, Inc. (dba Protective Industrial Products)(6)	First lien senior secured loan	L + 4.00%	12/29/2027	7,481	7,445	7,406	2.2%
				65,729	65,423	64,990	19.6%
Professional Services
Apex Group Treasury, LLC(7)	First lien senior secured loan	L + 3.75%	7/27/2028	19,900	19,852	19,701	6.0%
Sovos Compliance, LLC(6)(10)	First lien senior secured loan	L + 4.50%	8/11/2028	19,139	19,054	19,079	5.8%
Sovos Compliance, LLC(10)(11)(12)(13)	First lien senior secured delayed draw term loan	L + 4.50%	8/12/2023	—	(7)	(2)	—%
				39,039	38,899	38,778	11.8%
Total Debt Investments				882,005	877,179	869,023	263.8%
Total Investments				$882,005	$877,179	$869,023	263.8%

________________

(1)
Certain portfolio company investments are subject to contractual restrictions on sales.
(2)
Unless otherwise indicated, ORCC SLF’s investments are pledged as collateral supporting the amounts outstanding under ORCC SLF’s credit facilities.
(3)
The amortized cost represents the original cost adjusted for the amortization of discounts and premiums, as applicable, on debt investments using the effective interest method.
(4)
Unless otherwise indicated, all investments are considered Level 3 investments.
(5)
Unless otherwise indicated, loan contains a variable rate structure, and may be subject to an interest rate floor. Variable rate loans bear interest at a rate that may be determined by reference to either the London Interbank Offered Rate (“LIBOR” or “L”) (which can include one-, two-, three- or six-month LIBOR), Secured Overnight Financing Rate ("SOFR" or "SR," which can include one-, three- or six- month SOFR), or an alternate base rate (which can include the Federal Funds Effective Rate or the Prime Rate), at the borrower’s option, and which reset periodically based on the terms of the loan agreement.
(6)
The interest rate on these loans is subject to 1 month LIBOR, which as of March 31, 2022 was 0.45%.
(7)
The interest rate on these loans is subject to 3 month LIBOR, which as of March 31, 2022 was 0.96%.
(8)
The interest rate on these loans is subject to 6 month LIBOR, which as of March 31, 2022 was 1.47%.
(9)
The interest rate on these loans is subject to PRIME, which as of March 31, 2022 was 3.50%.
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
(14)
Investment is not pledged as collateral under ORCC SLF’s credit facility.

Below is selected balance sheet information for ORCC SLF as of March 31, 2022 and December 31, 2021:

($ in thousands)	March 31, 2022 (Unaudited)	December 31, 2021
Assets
Investments at fair value (amortized cost of $877,179 and $794,202, respectively)	$869,023	$790,277
Cash	26,928	60,723
Interest receivable	2,490	1,319
Prepaid expenses and other assets	436	111
Total Assets	$898,877	$852,430
Liabilities
Debt (net of unamortized debt issuance costs of $6,763 and $5,368, respectively)	$513,120	$469,514
Distributions payable	7,015	4,518
Payable for investments purchased	47,034	91,986
Accrued expenses and other liabilities	2,464	4,056
Total Liabilities	$569,633	$570,074
Members' Equity
Members' Equity	329,244	282,356
Members' Equity	329,244	282,356
Total Liabilities and Members' Equity	$898,877	$852,430

Below is selected statement of operations information for ORCC SLF for the three months ended March 31, 2022 and 2021:

	For the Three Months Ended March 31,
($ in thousands)	2022	2021
Investment Income
Interest income	$10,014	$7,366
Other income	212	148
Total Investment Income	10,226	7,514
Expenses
Interest expense	2,730	2,503
Professional fees	278	189
Total Expenses	3,008	2,692
Net Investment Income Before Taxes	7,218	4,822
Taxes	102	207
Net Investment Income After Taxes	$7,116	$4,615
Net Realized and Change in Unrealized (Loss) Gain on Investments
Net change in unrealized (loss) gain on investments	(4,232)	1,123
Net realized gain on investments	19	137
Total Net Realized and Change in Unrealized (Loss) Gain on Investments	(4,213)	1,260
Net Increase in Members' Equity Resulting from Operations	$2,903	$5,875

On August 9, 2017, Sebago Lake Financing LLC and SL Lending LLC, wholly-owned subsidiaries of ORCC SLF, entered into a credit facility with Goldman Sachs Bank USA. Goldman Sachs Bank USA serves as the sole lead arranger, syndication agent and administrative agent, and State Street Bank and Trust Company serves as the collateral administrator and agent. The credit facility includes a maximum borrowing capacity of $400 million. On June 22, 2021, Sebago Lake Financing LLC and SL Lending LLC entered into an amendment with Goldman Sachs Bank USA to extend the reinvestment period on the credit facility to October 6, 2021, and again on September 20, 2021, extended the reinvestment period on the credit facility to December 6, 2021. As of March 31, 2022, there was $479.9 million outstanding under the credit facility. On March 1, 2022, SLF Financing I LLC, a wholly-owned subsidiary of ORCC SLF, entered into a credit facility with Natixis, New York Branch which serves as the administrative agent and the initial lender, and State Street Bank and Trust Company which serves as the collateral agent, collateral administrator and custodian. The credit facility includes a maximum borrowing capacity of $300 million. The re-investment period on the credit facility ends on March 1, 2024 and the maturity date of the credit facility is March 1, 2032. As of March 31, 2022, there was $40.0 million outstanding under the credit facility.

For the three months ended March 31, 2022 and 2021, the components of interest expense were as follows:

	For the Three Months Ended March 31,
($ in thousands)	2022	2021
Interest expense	$2,415	$2,097
Amortization of debt issuance costs	315	406
Total Interest Expense	$2,730	$2,503
Average interest rate	1.9%	2.4%
Average daily borrowings	$496,605	$349,358

Results of Operations

The following table represents the operating results for the three months ended March 31, 2022 and 2021:

	For the Three Months Ended March 31,
($ in millions)	2022	2021
Total Investment Income	$264.2	$221.5
Less: Net operating expenses	141.0	117.8
Net Investment Income (Loss) Before Taxes	$123.2	$103.7
Less: Income tax expense (benefit), including excise tax expense (benefit)	0.8	1.1
Net Investment Income (Loss) After Taxes	$122.4	$102.6
Net change in unrealized gain (loss)	(82.2)	52.9
Net realized gain (loss)	3.8	2.3
Net Increase (Decrease) in Net Assets Resulting from Operations	$44.0	$157.8

Net increase (decrease) in net assets resulting from operations can vary from period to period as a result of various factors, including the level of new investment commitments, expenses, the recognition of realized gains and losses and changes in unrealized appreciation and depreciation on the investment portfolio. For the quarter ended March 31, 2022, our net asset value per share decreased slightly, primarily driven by market spreads widening.

Investment Income

Investment income for the three months ended March 31, 2022 and 2021 were as follows:

	For the Three Months Ended March 31,
($ in millions)	2022	2021
Interest income from investments	$210.4	$201.5
Payment-in-kind interest income from investments	22.4	10.8
Dividend Income from investments	27.4	5.9
Other income	4.0	3.3
Total investment income	$264.2	$221.5

For the three months ended March 31, 2022 and 2021

Investment income increased to $264.2 million for the three months ended March 31, 2022 from $221.5 million for the same period in prior year primarily due to an increase in our investment portfolio. Our debt investment portfolio, at par, increased from $11.0 billion as of March 31, 2021, to $11.9 billion as of March 31, 2022. In addition to portfolio growth, dividend income increased due to a $9.5 million dividend earned from Wingspire Capital for the three months ended March 31, 2022 that was not earned in the same period in prior year. Included in interest income are other fees such as prepayment fees and accelerated amortization of upfront fees from unscheduled paydowns. Period over period, income generated from these fees slightly decreased from $6.4 million to $6.2 million, for the three months ended March 31, 2021 and 2022, respectively. Payment-in-kind income represented 10.4% of investment income for the three months ended March 31, 2022 and 5.2% of investment income for the three months ended March 31, 2021. Other income increased period-over-period due to an increase in incremental fee income, which are fees that are generally available to us as a result of closing investments and generally paid at the time of closing. We expect that investment income will vary based on a variety of factors including the pace of our originations and repayments. Based on current market conditions and the age of our portfolio, we expect repayments to increase.

Expenses

Expenses for the three months ended March 31, 2022 and 2021 were as follows:

	For the Three Months Ended March 31,
($ in millions)	2022	2021
Interest expense	$61.4	$48.1
Management fee	47.4	42.1
Performance based incentive fees	26.0	21.8
Professional fees	3.8	3.8
Directors' fees	0.3	0.2
Other general and administrative	2.1	1.8
Total operating expenses	$141.0	$117.8
Management and incentive fees waived	—	—
Net operating expenses	$141.0	$117.8

Under the terms of the Administration Agreement, we reimburse the Adviser for services performed for us. In addition, pursuant to the terms of the Administration Agreement, the Adviser may delegate its obligations under the Administration Agreement to an affiliate or to a third party and we reimburse the Adviser for any services performed for us by such affiliate or third party.

For the three months ended March 31, 2022 and 2021

Total expenses increased to $141.0 million for the three months ended March 31, 2022 from $117.8 million for the same period in the prior year primarily due to an increase in interest expense and management and incentive fees. The increase in interest expense of $13.3 million was primarily driven by an increase in the average daily borrowings from $5.3 billion to $7.2 billion period over period partially offset by a decrease in the average interest rate from 3.2% to 2.9%. Management fees and incentive fees increased primarily due to an increase in our investment portfolio, which at par, increased from $11.0 billion as of March 31, 2021 to $11.9 billion as of March 31, 2022. As a percentage of total assets, professional fees, directors’ fees, and other general and administrative expenses remained relatively consistent period over period.

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

For the three months ended March 31, 2022, we recorded U.S. federal income tax expense/(benefit) of $0.8 million, including no U.S. federal excise tax expense/(benefit). For the three months ended March 31, 2021, we recorded U.S. federal income tax expense/(benefit) of $1.1 million, including $0.2 million for U.S. federal excise tax expense/(benefit).

Certain of our consolidated subsidiaries are subject to U.S. federal and state income taxes. For the three months ended March 31, 2022 and 2021, we recorded a net tax expense of $0.8 million and $0.9 million, respectively. The income tax expense for our taxable consolidated subsidiaries will vary depending on the level of investment income earnings and realized gains from the exits of investments held by such taxable subsidiaries during the respective periods.

Net Unrealized Gains (Losses)

We fair value our portfolio investments quarterly and any changes in fair value are recorded as unrealized gains or losses. During the three months ended March 31, 2022 and 2021, net unrealized gains (losses) were comprised of the following:

	For the Three Months Ended March 31,
($ in millions)	2021	2021
Net change in unrealized gain (loss) on investments	$(81.7)	$57.9
Income tax (provision) benefit	—	(2.6)
Net change in translation of assets and liabilities in foreign currencies	(0.5)	(2.4)
Net change in unrealized gain (loss)	$(82.2)	$52.9

For the three months ended March 31, 2022 and 2021

For the three months ended March 31, 2022, the net unrealized loss was primarily driven by a decrease in the fair value of our debt investments as compared to December 31, 2021. As of March 31, 2022, the fair value of our debt investments as a percentage of principal was 97.7%, as compared to 98.2% as of December 31, 2021. The primary driver of our portfolio’s unrealized loss was due to current market conditions and credit spreads widening. The changes in net unrealized gain and loss on investments during the three months ended March 31, 2022 consisted of the following:

Portfolio Company ($ in millions)	Net Change in Unrealized Gain (Loss)
Peter C. Foy & Associates Insurance Services, LLC (dba PCF Insurance Services)	$6.3
Entertainment Benefits Group, LLC	4.2
Remaining Portfolio Companies	(52.5)
Valence Surface Technologies LLC	(2.9)
Walker Edison Furniture Company LLC	(3.4)
ORCC Senior Loan Fund LLC (fka Sebago Lake LLC)	(3.6)
Norvax, LLC (dba GoHealth)	(3.6)
Packaging Coordinators Midco, Inc.	(3.6)
H-Food Holdings, LLC	(5.1)
Wingspire Capital Holdings LLC	(8.0)
FR Arsenal Holdings II Corp. (dba Applied-Cleveland Holdings, Inc.)	(9.5)
Total	$(81.7)

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

Net Realized Gains (Losses)

The realized gains and losses on fully exited and partially exited portfolio companies during the three months ended March 31, 2022 and 2021 were comprised of the following:

	For the Three Months Ended March 31,
($ in millions)	2022	2021
Net realized gain (loss) on investments	$4.7	$1.1
Net realized gain (loss) on foreign currency transactions	(0.9)	1.2
Net realized gain (loss)	$3.8	$2.3

Realized Gross Internal Rate of Return

Since we began investing in 2016 through March 31, 2022, our exited investments have resulted in an aggregate cash flow realized gross internal rate of return to us of over 10.2% (based on total capital invested of $7.3 billion and total proceeds from these exited investments of $8.6 billion). Over sixty percent of these exited investments resulted in an aggregate cash flow realized gross internal rate of return (“IRR”) to us of 10% or greater.

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

As of March 31, 2022 and December 31, 2021, our asset coverage ratio was 182% and 182%, respectively. We seek to carefully consider our unfunded commitments for the purpose of planning our ongoing financial leverage. Further, we maintain sufficient borrowing capacity within the 150% asset coverage limitation to cover any outstanding unfunded commitments we are required to fund.

Cash and restricted cash as of March 31, 2022, taken together with our available debt, is expected to be sufficient for our investing activities and to conduct our operations in the near term. As of March 31, 2022, we had $1.4 billion available under our credit facilities.

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

As of March 31, 2022, we had $332.8 million in cash and restricted cash. During the three months ended March 31, 2022, we used $13.5 million in cash for operating activities, primarily as a result of funding portfolio investments of $675.4 million, partially offset by sell downs and repayments of $615.9 million and other operating activity of $46.0 million. Lastly, cash used in financing activities was $0.1 billion during the period, which was primarily the result of distributions paid of $0.1 billion.

Equity

Equity Issuances

There were no sales of our common stock during the three months ended March 31, 2022 and 2021.

Distributions

The following table reflects the distributions declared on shares of our common stock during the three months ended March 31, 2022:

	March 31, 2022
Date Declared	Record Date	Payment Date	Distribution per Share
February 23, 2022	March 31, 2022	May 13, 2022	$0.31

During certain periods, our distributions may exceed our earnings. As a result, it is possible that a portion of the distributions we make may represent a return of capital. A return of capital generally is a return of a shareholder’s investment rather than a return of earnings or gains derived from our investment activities. Each year, a statement on Form 1099-DIV identifying the tax character of the distributions will be mailed to our shareholders. The tax character of the distributions are not determined until our taxable year end.

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

The following table reflects the common stock issued pursuant to the dividend reinvestment plan during the three months ended March 31, 2022:

Date Declared	Record Date	Payment Date	Shares
November 2, 2021	December 31, 2021	January 31, 2022	814,084

The following table reflects the common stock issued pursuant to the dividend reinvestment plan during the three months ended March 31, 2021:

Date Declared	Record Date	Payment Date	Shares
November 4, 2020	December 31, 2020	January 19, 2021	1,435,099

Stock Repurchase Plan

On November 3, 2020, the Board approved a repurchase program (the “Repurchase Plan”) under which we may repurchase up to $100 million of our outstanding common stock and on November 2, 2021, the Board extended the Repurchase Plan. Under the program, purchases may be made at management’s discretion from time to time in open-market transactions, in accordance with all applicable securities laws and regulations. Unless extended by the Board, the repurchase program will terminate 12-months from the date it was approved. On November 2, 2021, the Board approved an extension to the Repurchase Plan and, unless further extended by the Board, will terminate 12-months from that date. As of March 31, 2022, Goldman Sachs & Co., as agent, has repurchased 186,150 shares of the Company’s common stock pursuant to the Repurchase Plan for approximately $2.6 million.

There has been no share repurchase activity under the Repurchase Plan for the period ended March 31, 2022.

The following table provides information regarding purchases of our common stock by Goldman Sachs & Co., as agent, pursuant to the Repurchase Plan for each month in the year ended December 31, 2021:

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

Debt

Aggregate Borrowings

Debt obligations consisted of the following as of March 31, 2022 and December 31, 2021:

	March 31, 2022
($ in thousands)	Aggregate Principal Committed	Outstanding Principal	Amount Available(1)	Net Carrying Value(2)
Revolving Credit Facility(3)(5)	$1,655,000	$440,422	$1,160,987	$428,848
SPV Asset Facility II	350,000	350,000	—	344,567
SPV Asset Facility III	500,000	395,000	105,000	394,083
SPV Asset Facility IV	250,000	155,000	95,000	152,218
CLO I	390,000	390,000	—	387,075
CLO II	260,000	260,000	—	256,958
CLO III	260,000	260,000	—	257,981
CLO IV	292,500	292,500	—	287,451
CLO V	196,000	196,000	—	194,175
CLO VI	260,000	260,000	—	258,131
2024 Notes(4)	400,000	400,000	—	393,983
2025 Notes	425,000	425,000	—	420,058
July 2025 Notes	500,000	500,000	—	494,050
2026 Notes	500,000	500,000	—	491,596
July 2026 Notes	1,000,000	1,000,000	—	979,631
2027 Notes(4)	500,000	500,000	—	459,241
2028 Notes	850,000	850,000	—	834,172
Total Debt	$8,588,500	$7,173,922	$1,360,987	$7,034,218

________________

(1)
The amount available reflects any collateral related limitations at the Company level related to each credit facility’s borrowing base.
(2)
The carrying value of our Revolving Credit Facility, SPV Asset Facility II, SPV Asset Facility III, SPV Asset Facility IV, CLO I, CLO II, CLO III, CLO IV, CLO V, CLO VI, 2024 Notes, 2025 Notes, July 2025 Notes, 2026 Notes, July 2026 Notes, 2027 Notes and 2028 Notes are presented net of deferred financing costs of $11.6 million, $5.4 million, $0.9 million, $2.8 million, $2.9 million, $3.0 million, $2.0 million, $5.1 million, $1.8 million, $1.9 million, $4.5 million, $4.9 million, $6.0 million, $8.4 million, $20.4 million, $9.3 million and $15.8 million respectively.
(3)
Includes the unrealized translation gain (loss) on borrowings denominated in foreign currencies.
(4)
Inclusive of change in fair market value of effective hedge.
(5)
The amount available is reduced by $53.6 million of outstanding letters of credit.

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
(5)
The amount available is reduced by $55.3 million of outstanding letters of credit.

For the three months ended March 31, 2022 and 2021, the components of interest expense were as follows:

	For the Three Months Ended March 31,
($ in thousands)	2022	2021
Interest expense	$52,631	$43,138
Amortization of debt issuance costs	6,125	4,946
Net change in unrealized gain (loss) on effective interest rate swaps and hedged items(1)	2,622	(8)
Total Interest Expense	$61,378	$48,076
Average interest rate	2.9%	3.2%
Average daily borrowings	$7,152,041	$5,330,364

________________

(1)
Refer to “ITEM 1. – FINANCIAL STATEMENTS – Notes to Consolidated Financial Statements – Note 6. Debt – 2023 Notes, 2024 Notes and 2027 Notes” for details on each facility’s interest rate swap.

Senior Securities

Information about our senior securities is shown in the following table as of March 31, 2022 and the fiscal years ended December 31, 2021, 2020, 2019, 2018, 2017 and 2016.

Class and Period	Total Amount Outstanding Exclusive of Treasury Securities(1) ($ in millions)	Asset Coverage per Unit(2)	Involuntary Liquidating Preference per Unit(3)	Average Market Value per Unit(4)
Revolving Credit Facility
March 31, 2022 (unaudited)	$440.4	$1,818	—	N/A
December 31, 2021	$892.3	$1,820	—	N/A
December 31, 2020	$252.5	$2,060	—	N/A
December 31, 2019	$480.9	$2,926	—	N/A
December 31, 2018	$308.6	$2,254	—	N/A
December 31, 2017	$—	$2,580	—	N/A
SPV Asset Facility I(6)
December 31, 2020	$—	$—	—	N/A
December 31, 2019	$300.0	$2,926	—	N/A
December 31, 2018	$400.0	$2,254	—	N/A
December 31, 2017	$400.0	$2,580	—	N/A
SPV Asset Facility II
March 31, 2022 (unaudited)	$350.00	$1,818	—	N/A
December 31, 2021	$100.0	$1,820	—	N/A
December 31, 2020	$100.0	$2,060	—	N/A
December 31, 2019	$350.0	$2,926	—	N/A
December 31, 2018	$550.0	$2,254	—	N/A
SPV Asset Facility III
March 31, 2022 (unaudited)	$395.00	$1,818	—	N/A
December 31, 2021	$190.0	$1,820	—	N/A
December 31, 2020	$375.0	$2,060	—	N/A
December 31, 2019	$255.0	$2,926	—	N/A
December 31, 2018	$300.0	$2,254	—	N/A
SPV Asset Facility IV
March 31, 2022 (unaudited)	$155.00	$1,818	—	N/A
December 31, 2021	$155.0	$1,820	—	N/A
December 31, 2020	$295.0	$2,060	—	N/A
December 31, 2019	$60.3	$2,926	—	N/A

Class and Period	Total Amount Outstanding Exclusive of Treasury Securities(1) ($ in millions)	Asset Coverage per Unit(2)	Involuntary Liquidating Preference per Unit(3)	Average Market Value per Unit(4)
CLO I
March 31, 2022 (unaudited)	$390.0	$1,818	—	N/A
December 31, 2021	$390.0	$1,820	—	N/A
December 31, 2020	$390.0	$2,060	—	N/A
December 31, 2019	$390.0	$2,926	—	N/A
CLO II
March 31, 2022 (unaudited)	$260.0	$1,818	—	N/A
December 31, 2021	$260.0	$1,820	—	N/A
December 31, 2020	$260.0	$2,060	—	N/A
December 31, 2019	$260.0	$2,926	—	N/A
CLO III
March 31, 2022 (unaudited)	$260.0	$1,818	—	N/A
December 31, 2021	$260.0	$1,820	—	N/A
December 31, 2020	$260.0	$2,060	—	N/A
CLO IV
March 31, 2022 (unaudited)	$292.5	$1,818	—	N/A
December 31, 2021	$292.5	$1,820	—	N/A
December 31, 2020	$252.0	$2,060	—	N/A
CLO V
March 31, 2022 (unaudited)	$196.0	$1,818	—	N/A
December 31, 2021	$196.0	$1,820	—	N/A
December 31, 2020	$196.0	$2,060	—	N/A
CLO VI
March 31, 2022 (unaudited)	$260.0	$1,818	—	N/A
December 31, 2021	$260.0	$1,820	—	N/A
Subscription Credit Facility(5)
December 31, 2019	$—	$—	—	N/A
December 31, 2018	$883.0	$2,254	—	N/A
December 31, 2017	$393.5	$2,580	—	N/A
December 31, 2016	$495.0	$2,375	—	N/A

Class and Period	Total Amount Outstanding Exclusive of Treasury Securities(1) ($ in millions)	Asset Coverage per Unit(2)	Involuntary Liquidating Preference per Unit(3)	Average Market Value per Unit(4)
2023 Notes(7)
December 31, 2021	$—	$—	—	N/A
December 31, 2020	$150.0	$2,060	—	N/A
December 31, 2019	$150.0	$2,926	—	N/A
December 31, 2018	$150.0	$2,254	—	N/A
December 31, 2017	$138.5	$2,580	—	N/A
2024 Notes
March 31, 2022 (unaudited)	$400.0	$1,818	—	$1,042.8
December 31, 2021	$400.0	$1,820	—	$1,089.7
December 31, 2020	$400.0	$2,060	—	$1,037.1
December 31, 2019	$400.0	$2,926	—	$1,039.3
2025 Notes
March 31, 2022 (unaudited)	$425.0	$1,818	—	$1,011.3
December 31, 2021	$425.0	$1,820	—	$1,057.3
December 31, 2020	$425.0	$2,060	—	$984.2
December 31, 2019	$425.0	$2,926	—	$997.9
July 2025 Notes
March 31, 2022 (unaudited)	$500.0	$1,818	—	$998.0
December 31, 2021	$500.0	$1,820	—	$1,049.9
December 31, 2020	$500.0	$2,060	—	$971.1
2026 Notes
March 31, 2022 (unaudited)	$500.0	$1,818	—	$1,013.3
December 31, 2021	$500.0	$1,820	—	$1,068.7
December 31, 2020	$500.0	$2,060	—	$1,018.5
July 2026 Notes
March 31, 2022 (unaudited)	$1,000.0	$1,818	—	$973.1
December 31, 2021	$1,000.0	$1,820	—	$1,032.8
December 31, 2020	$1,000.0	$2,060	—	$1,005.0
2027 Notes
March 31, 2022 (unaudited)	$500.0	$1,818	—	$932.4
December 31, 2021	$500.0	$1,820	—	$997.4
2028 Notes
March 31, 2022 (unaudited)	$850.0	$1,818	—	$922.1
December 31, 2021	$850.0	$1,820	—	$994.3

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

SPV Asset Facility II

On May 22, 2018, our subsidiary, ORCC Financing II LLC (“ORCC Financing II”), a Delaware limited liability company and our subsidiary, entered into a Credit Agreement (as amended, the “SPV Asset Facility II”), with ORCC Financing II, as Borrower, the lenders from time to time parties thereto, Natixis, New York Branch, as Administrative Agent, State Street Bank and Trust Company, as

Collateral Agent, and Cortland Capital Market Services LLC as Document Custodian. The parties to the SPV Asset Facility II have entered into various amendments, including to admit new lenders, increase or decrease the maximum principal amount available under the facility, extend the availability period and maturity date, change the interest rate and make various other changes. The following describes the terms of SPV Asset Facility II amended through March 25, 2022 (the “SPV Asset Facility II Seventh Amendment Date”).

From time to time, we sell and contribute certain investments to ORCC Financing II pursuant to a sale and contribution agreement by and between us and ORCC Financing II. No gain or loss will be recognized as a result of the contribution. Proceeds from the SPV Asset Facility II will be used to finance the origination and acquisition of eligible assets by ORCC Financing II, including the purchase of such assets. The Company retains a residual interest in assets contributed to or acquired by ORCC Financing II through the Company’s ownership of ORCC Financing II. The maximum principal amount of the SPV Asset Facility II as of the SPV Asset Facility II Seventh Amendment Date is $350 million (which includes terms loans of $100 million and revolving commitments of $250 million); the availability of this amount is subject to an overcollateralization ratio test, which is based on the value of ORCC Financing II’s assets from time to time, and satisfaction of certain conditions, including an interest coverage ratio test, certain concentration limits and collateral quality tests.

The SPV Asset Facility II provides for the ability to (1) draw term loans and (2) draw and redraw revolving loans under the SPV Asset Facility II through April 12, 2023, unless the revolving commitments are terminated or converted to term loans sooner as provided in the SPV Asset Facility II (the “SPV Asset Facility II Commitment Termination Date”). Unless otherwise terminated, the SPV Asset Facility II will mature on December 22, 2029 (the "SPV Assert Facility II Stated Maturity"). Prior to the SPV Asset Facility II Stated Maturity, proceeds received by ORCC Financing II from principal and interest, dividends, or fees on assets must be used to pay fees, expenses and interest on outstanding borrowings, and the excess may be returned to us, subject to certain conditions. On October 10, 2026, ORCC Financing II must pay in full all outstanding fees and expenses and all principal and interest on outstanding borrowings, and the excess may be returned to us.

With respect to revolving loans, amounts drawn bear interest at Term SOFR (or, in the case of certain lenders that are commercial paper conduits, the lower of their cost of funds and Term SOFR plus 0.40%) plus a spread that steps up from 2.30% to 2.55% during the period from March 25, 2022, to the Reinvestment Period End Date. With respect to term loans, amounts drawn bear interest at Term SOFR (or, in the case of certain lenders that are commercial paper conduits, the lower of their cost of funds and Term SOFR plus 0.40%) plus a spread that steps up from 2.30% to 2.55% during the same period. From March 25, 2022 to the SPV Asset Facility II Commitment Termination Date, there is a commitment fee ranging from 0.50% to 0.625% per annum on the undrawn amount, if any, of the revolving commitments in the SPV Asset Facility II. For further details, see “ITEM 1. – Notes to Consolidated Financial Statements – Note 6. Debt.”

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

On March 11, 2022 (the “SPV Asset Facility IV Amendment Date”), the parties to the SPV Asset Facility IV amended the SPV Asset Facility IV to extend the reinvestment period from April 1, 2022 until October 3, 2022 and the stated maturity from April 1, 2030 to October 1, 2030. The amendment also changed the applicable interest rate from LIBOR plus an applicable margin of 2.15% during the reinvestment period and LIBOR plus an applicable margin of 2.40% after the reinvestment period to term SOFR plus an applicable margin of 2.30% during the reinvestment period and term SOFR plus an applicable margin of 2.55% after the reinvestment period. In the case of certain lenders that are commercial paper conduits, the applicable rate is the cost of funds rate plus the applicable margin.

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

The SPV Asset Facility IV provides for the ability to (1) draw term loans and (2) draw and redraw revolving loans under the SPV Asset Facility IV until the last day of the reinvestment period unless the revolving commitments are terminated or converted to term loans sooner as provided in the SPV Asset Facility IV (the “Commitment Termination Date”). Unless otherwise terminated, the SPV Asset Facility IV will mature on October 1, 2030 (the “SPV Asset Facility IV Stated Maturity”). Prior to the SPV Asset Facility IV Stated Maturity, proceeds received by ORCC Financing IV from principal and interest, dividends, or fees on assets must be used to pay fees, expenses and interest on outstanding borrowings, and the excess may be returned to us, subject to certain conditions. On the SPV Asset Facility IV Stated Maturity, ORCC Financing IV must pay in full all outstanding fees and expenses and all principal and interest on outstanding borrowings, and the excess may be returned to us.

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

In connection with the offering of the 2023 Notes, on December 21, 2017 we entered into a centrally cleared interest rate swap. The notional amount of the interest rate swap was $150 million. We received fixed rate interest semi-annually at 4.75% and paid variable rate interest monthly based on 1-month LIBOR plus 2.545%. The interest rate swap matured on December 21, 2021, and therefore, for the three months ended March 31, 2022, we did not make any periodic payments. For the three months ended March 31, 2021, we made periodic payments of $1.0 million. The interest expense related to the 2023 Notes was equally offset by proceeds received from the interest rate swap. The swap adjusted interest expense is included as a component of interest expense in our Consolidated Statements of Operations. Depending on the nature of the balance at period end, the fair value of the interest rate swap is either included as a component of accrued expenses and other liabilities or prepaid expenses and other assets on our Consolidated Statements of Assets and Liabilities. The change in fair value of the interest rate swap is offset by the change in fair value of the 2023 Notes, with the remaining difference included as a component of interest expense on the Consolidated Statements of Operations. For further details, see “ITEM 1. – Notes to Consolidated Financial Statements – Note 6. Debt.”

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

In connection with the issuance of the 2024 Notes, on April 10, 2019 we entered into centrally cleared interest rate swaps. The notional amount of the interest rate swaps is $400 million. We will receive fixed rate interest at 5.25% and pay variable rate interest based on one-month LIBOR plus 2.937%. The interest rate swaps mature on April 10, 2024. For the three months ended March 31, 2022 and 2021, we made no periodic payments. The interest expense related to the 2024 Notes is equally offset by the proceeds received from the interest rate swaps. The swap adjusted interest expense is included as a component of interest expense on our Consolidated Statements of Operations. As of March 31, 2022 and December 31, 2021, the interest rate swap had a fair value of $(1.5) million and $12.0 million, respectively. Depending on the nature of the balance at period end, the fair value of the interest rate swap is either included as a component of accrued expenses and other liabilities or prepaid expenses and other assets on our Consolidated Statements of Assets and Liabilities. The change in fair value of the interest rate swap is offset by the change in fair value of the 2024 Notes, with the remaining difference included as a component of interest expense on the Consolidated Statements of Operations. For further details, see “ITEM 1. – Notes to Consolidated Financial Statements – Note 6. Debt.”

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

In connection with the issuance of the 2027 Notes, on April 26, 2021 we entered into centrally cleared interest rate swaps. The notional amount of the interest rate swaps is $500 million. We will receive fixed rate interest at 2.625% and pay variable rate interest based on one-month LIBOR plus 1.655%. The interest rate swaps mature on January 15, 2027. For the three months ended March 31, 2022 we made periodic payments of $2.0 million. For the three months ended March 31, 2021, we made no periodic payments. The interest expense related to the 2027 Notes is equally offset by the proceeds received from the interest rate swaps. The swap adjusted interest expense is included as a component of interest expense on our Consolidated Statements of Operations. As of March 31, 2022 and December 31, 2021, the interest rate swaps had a fair value of $(33.3) million and 7.6 million, respectively. Depending on the nature of the balance at period end, the fair value of the interest rate swaps is either included as a component of accrued expenses and other liabilities or prepaid expenses and other assets on our Consolidated Statements of Assets and Liabilities. The change in fair value of the interest rate swaps is offset by the change in fair value of the 2027 Notes, with the remaining difference included as a component of interest expense on the Consolidated Statements of Operations. For further details, see “ITEM 1. – Notes to Consolidated Financial Statements – Note 6. Debt.”

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

Off-Balance Sheet Arrangements

Portfolio Company Commitments

From time to time, we may enter into commitments to fund investments. As of March 31, 2022 and December 31, 2021, we had the following outstanding commitments to fund investments in current portfolio companies:

Portfolio Company	Investment	March 31, 2022	December 31, 2021
($ in thousands)
3ES Innovation Inc. (dba Aucerna)	First lien senior secured revolving loan	$3,893	$3,893
ABB/Con-cise Optical Group LLC	First lien senior secured revolving loan	4,458	—
Accela, Inc.	First lien senior secured revolving loan	1,500	3,000
Alera Group, Inc.	First lien senior secured delayed draw term loan	417	417
AmSpec Group, Inc. (fka AmSpec Services Inc.)	First lien senior secured revolving loan	14,462	10,665
Apex Group Treasury, LLC	Second lien senior secured delayed draw term loan	25,147	25,147
Apptio, Inc.	First lien senior secured revolving loan	1,667	1,667
Aramsco, Inc.	First lien senior secured revolving loan	2,695	8,378
Ardonagh Midco 3 PLC	First lien senior secured GBP delayed draw term loan	10,730	11,038
Ascend Buyer, LLC (dba PPC Flexible Packaging)	First lien senior secured revolving loan	471	471
Associations, Inc.	First lien senior secured revolving loan	32,923	32,923
AxiomSL Group, Inc.	First lien senior secured delayed draw term loan	8,331	8,331
AxiomSL Group, Inc.	First lien senior secured revolving loan	18,227	18,227
Bayshore Intermediate #2, L.P. (dba Boomi)	First lien senior secured revolving loan	6,913	6,913
BCPE Osprey Buyer, Inc. (dba PartsSource)	First lien senior secured delayed draw term loan	28,014	28,014
BCPE Osprey Buyer, Inc. (dba PartsSource)	First lien senior secured revolving loan	11,855	11,855
BCTO BSI Buyer, Inc. (dba Buildertrend)	First lien senior secured revolving loan	2,339	2,339
Blend Labs, Inc.	First lien senior secured revolving loan	7,500	7,500
BP Veraison Buyer, LLC (dba Sun World)	First lien senior secured delayed draw term loan	29,054	29,054
BP Veraison Buyer, LLC (dba Sun World)	First lien senior secured revolving loan	8,716	8,716
Brightway Holdings, LLC	First lien senior secured revolving loan	3,158	3,158
Centrify Corporation	First lien senior secured revolving loan	6,817	6,817
CivicPlus, LLC	First lien senior secured delayed draw term loan	6,673	6,673
CivicPlus, LLC	First lien senior secured revolving loan	1,335	1,335
Denali BuyerCo, LLC (dba Summit Companies)	First lien senior secured delayed draw term loan	8,305	9,849
Denali BuyerCo, LLC (dba Summit Companies)	First lien senior secured revolving loan	2,199	3,556
Diamondback Acquisition, Inc. (dba Sphera)	First lien senior secured delayed draw term loan	1,080	1,080
Dodge Data & Analytics LLC	First lien senior secured revolving loan	—	1,888
Douglas Products and Packaging Company LLC	First lien senior secured revolving loan	16,208	3,936
EET Buyer, Inc. (dba e-Emphasys)	First lien senior secured revolving loan	455	455
Entertainment Benefits Group, LLC	First lien senior secured revolving loan	11,200	11,200
Evolution BuyerCo, Inc. (dba SIAA)	First lien senior secured revolving loan	10,709	10,709

Portfolio Company	Investment	March 31, 2022	December 31, 2021
($ in thousands)
Forescout Technologies, Inc.	First lien senior secured revolving loan	5,345	5,345
Fortis Solutions Group, LLC	First lien senior secured delayed draw term loan	1,347	1,347
Fortis Solutions Group, LLC	First lien senior secured revolving loan	462	462
Gainsight, Inc.	First lien senior secured revolving loan	3,357	3,357
Galls, LLC	First lien senior secured revolving loan	14,483	20,468
Gaylord Chemical Company, L.L.C.	First lien senior secured revolving loan	13,202	13,202
Gerson Lehrman Group, Inc.	First lien senior secured revolving loan	21,563	21,563
GI Ranger Intermediate, LLC (dba Rectangle Health)	First lien senior secured delayed draw term loan	—	614
GI Ranger Intermediate, LLC (dba Rectangle Health)	First lien senior secured revolving loan	332	369
Global Music Rights, LLC	First lien senior secured revolving loan	667	667
GovBrands Intermediate, Inc.	First lien senior secured delayed draw term loan	1,111	1,111
GovBrands Intermediate, Inc.	First lien senior secured revolving loan	793	793
Granicus, Inc.	First lien senior secured delayed draw term loan	1,006	1,006
Granicus, Inc.	First lien senior secured revolving loan	1,187	1,187
Guidehouse Inc.	First lien senior secured revolving loan	—	351
H&F Opportunities LUX III S.À R.L (dba Checkmarx)	First lien senior secured revolving loan	16,250	16,250
Hercules Borrower, LLC (dba The Vincit Group)	First lien senior secured revolving loan	18,685	20,916
HGH Purchaser, Inc. (dba Horizon Services)	First lien senior secured delayed draw term loan	49,359	49,359
HGH Purchaser, Inc. (dba Horizon Services)	First lien senior secured revolving loan	4,042	7,031
Hometown Food Company	First lien senior secured revolving loan	4,235	4,235
Ideal Tridon Holdings, Inc.	First lien senior secured revolving loan	5,727	3,927
IG Investments Holdings, LLC (dba Insight Global)	First lien senior secured revolving loan	3,179	1,987
Individual Foodservice Holdings, LLC	First lien senior secured delayed draw term loan	—	6,890
Individual Foodservice Holdings, LLC	First lien senior secured revolving loan	17,733	20,609
Innovation Ventures HoldCo, LLC (dba 5 Hour Energy)	First lien senior secured delayed draw term loan A	25,000	—
Innovation Ventures HoldCo, LLC (dba 5 Hour Energy)	First lien senior secured delayed draw term loan B	25,000	—
Inovalon Holdings, Inc.	First lien senior secured delayed draw term loan	18,988	18,988
Integrity Marketing Acquisition, LLC	First lien senior secured revolving loan	14,832	14,832
Intelerad Medical Systems Incorporated (fka 11849573 Canada Inc.)	First lien senior secured revolving loan	1,607	1,607
Interoperability Bidco, Inc. (dba Lyniate)	First lien senior secured revolving loan	3,043	4,000
IQN Holding Corp. (dba Beeline)	First lien senior secured revolving loan	22,672	22,672
KPSKY Acquisition, Inc. (dba BluSky)	First lien senior secured delayed draw term loan	256	256

Portfolio Company	Investment	March 31, 2022	December 31, 2021
($ in thousands)
Lazer Spot G B Holdings, Inc.	First lien senior secured revolving loan	25,223	26,833
Lignetics Investment Corp.	First lien senior secured delayed draw term loan	3,922	3,922
Lignetics Investment Corp.	First lien senior secured revolving loan	3,373	3,922
Litera Bidco LLC	First lien senior secured delayed draw term loan	5,176	5,176
Litera Bidco LLC	First lien senior secured revolving loan	5,738	5,738
CSC Mkg Topco LLC (Medical Knowledge Group)	First lien senior secured revolving loan	169	—
Medline Borrower, LP	First lien senior secured revolving loan	7,190	7,190
MHE Intermediate Holdings, LLC (dba OnPoint Group)	First lien senior secured delayed draw term loan	9,850	9,850
MHE Intermediate Holdings, LLC (dba OnPoint Group)	First lien senior secured revolving loan	14,914	15,536
Milan Laser Holdings LLC	First lien senior secured revolving loan	2,078	2,078
MINDBODY, Inc.	First lien senior secured revolving loan	6,071	6,071
Ministry Brands Holdings, LLC	First lien senior secured delayed draw term loan	226	226
Ministry Brands Holdings, LLC	First lien senior secured revolving loan	68	68
National Dentex Labs LLC (fka Barracuda Dental LLC)	First lien senior secured delayed draw term loan	3,980	3,980
National Dentex Labs LLC (fka Barracuda Dental LLC)	First lien senior secured revolving loan	2,576	6,322
Natural Partners, LLC	First lien senior secured revolving loan	68	—
Nelipak Holding Company	First lien senior secured revolving loan	4,288	4,288
Nelipak Holding Company	First lien senior secured revolving loan	7,356	7,518
NMI Acquisitionco, Inc. (dba Network Merchants)	First lien senior secured delayed draw term loan	4,073	4,073
NMI Acquisitionco, Inc. (dba Network Merchants)	First lien senior secured revolving loan	1,652	1,652
Norvax, LLC (dba GoHealth)	First lien senior secured revolving loan	2,761	2,761
Notorious Topco, LLC (dba Beauty Industry Group)	First lien senior secured delayed draw term loan	15,962	15,962
Notorious Topco, LLC (dba Beauty Industry Group)	First lien senior secured revolving loan	7,023	7,981
OB Hospitalist Group, Inc.	First lien senior secured revolving loan	15,148	13,533
Ole Smoky Distillery, LLC	First lien senior secured revolving loan	116	—
Patriot Acquisition TopCo S.A.R.L (dba Corza Health, Inc.)	First lien senior secured revolving loan	13,538	13,538
Peter C. Foy & Associates Insurance Services, LLC (dba PCF Insurance Services)	First lien senior secured delayed draw term loan	—	8,695
Peter C. Foy & Associates Insurance Services, LLC (dba PCF Insurance Services)	First lien senior secured revolving loan	6,161	6,161
Pluralsight, LLC	First lien senior secured revolving loan	6,235	6,235
Project Power Buyer, LLC (dba PEC-Veriforce)	First lien senior secured revolving loan	3,188	3,188
PS Operating Company LLC (fka QC Supply, LLC)	First lien senior secured revolving loan	2,648	2,650
QAD, Inc.	First lien senior secured revolving loan	3,429	3,429

Portfolio Company	Investment	March 31, 2022	December 31, 2021
($ in thousands)
Quva Pharma, Inc.	First lien senior secured revolving loan	2,880	4,000
Reef Global Acquisition LLC (fka Cheese Acquisition, LLC)	First lien senior secured revolving loan	6,312	5,377
Refresh Parent Holdings, Inc.	First lien senior secured delayed draw term loan	—	797
Refresh Parent Holdings, Inc.	First lien senior secured revolving loan	—	6,897
Relativity ODA LLC	First lien senior secured revolving loan	7,333	7,333
Sara Lee Frozen Bakery, LLC (fka KSLB Holdings, LLC)	First lien senior secured revolving loan	6,960	8,700
Smarsh Inc.	First lien senior secured delayed draw term loan	190	—
Smarsh Inc.	First lien senior secured revolving loan	48	—
Sonny's Enterprises LLC	First lien senior secured revolving loan	17,968	15,402
Swipe Acquisition Corporation (dba PLI)	First lien senior secured delayed draw term loan	6,228	10,230
Swipe Acquisition Corporation (dba PLI)	Letter of Credit	7,118	7,118
SWK BUYER, Inc. (dba Stonewall Kitchen)	First lien senior secured delayed draw term loan	175	—
SWK BUYER, Inc. (dba Stonewall Kitchen)	First lien senior secured revolving loan	63	—
Tahoe Finco, LLC	First lien senior secured revolving loan	9,244	9,244
Tamarack Intermediate, L.L.C. (dba Verisk 3E)	First lien senior secured revolving loan	141	—
TC Holdings, LLC (dba TrialCard)	First lien senior secured revolving loan	7,685	7,685
TEMPO BUYER CORP. (dba Global Claims Services)	First lien senior secured delayed draw term loan	308	308
TEMPO BUYER CORP. (dba Global Claims Services)	First lien senior secured revolving loan	148	154
The Shade Store, LLC	First lien senior secured revolving loan	455	909
THG Acquisition, LLC (dba Hilb)	First lien senior secured revolving loan	8,608	8,608
Thunder Purchaser, Inc. (dba Vector Solutions)	First lien senior secured delayed draw term loan	10,965	10,965
Thunder Purchaser, Inc. (dba Vector Solutions)	First lien senior secured revolving loan	3,011	3,838
Troon Golf, L.L.C.	First lien senior secured revolving loan	17,567	21,621
Ultimate Baked Goods Midco, LLC	First lien senior secured revolving loan	3,730	4,724
USRP Holdings, Inc. (dba U.S. Retirement and Benefits Partners)	First lien senior secured revolving loan	4,168	4,168
Valence Surface Technologies LLC	First lien senior secured revolving loan	49	49
Velocity HoldCo III Inc. (dba VelocityEHS)	First lien senior secured revolving loan	1,340	1,340
When I Work, Inc.	First lien senior secured revolving loan	925	925
Wingspire Capital Holdings LLC	LLC Interest	77,712	51,962
WU Holdco, Inc. (dba Weiman Products, LLC)	First lien senior secured delayed draw term loan	—	14,829
WU Holdco, Inc. (dba Weiman Products, LLC)	First lien senior secured revolving loan	17,285	13,444
Total Unfunded Portfolio Company Commitments		$985,730	$963,808

We seek to carefully consider our unfunded portfolio company commitments for the purpose of planning our ongoing financial leverage. Further, we consider any outstanding unfunded portfolio company commitments we are required to fund within the 150% asset coverage limitation. As of March 31, 2022, we believed we had adequate financial resources to satisfy the unfunded portfolio company commitments.

Other Commitments and Contingencies

On November 3, 2020, our Board approved a repurchase program under which we may repurchase up to $100 million of our outstanding common stock. Under the program, purchases may be made at management’s discretion from time to time in open-market transactions, in accordance with all applicable securities laws and regulations. Unless extended by the Board, the repurchase program will terminate 12-months from the date it was approved. On November 2, 2021, the Board approved an extension to the Repurchase Plan and, unless further extended by the Board, will terminate 12-months from that date. As of December 31, 2021, Goldman Sachs & Co., as agent, has repurchased 186,150 shares of the Company’s common stock pursuant to the Repurchase Plan for approximately $2.6 million.

From time to time, we may become a party to certain legal proceedings incidental to the normal course of its business. At March 31, 2022, we were not aware of any material pending or threatened litigation that would require accounting recognition or financial statement disclosure.

Contractual Obligations

A summary of our contractual payment obligations under our credit facilities as of March 31, 2022, is as follows:

	Payments Due by Period
($ in millions)	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
Revolving Credit Facility	$440.4	$—	$—	440.4	—
SPV Asset Facility II	350.0	—	—	—	350.0
SPV Asset Facility III	395.0	—	395.0	—	—
SPV Asset Facility IV	155.0	—	—	—	155.0
CLO I	390.0	—	—	—	390.0
CLO II	260.0	—	—	—	260.0
CLO III	260.0	—	—	—	260.0
CLO IV	292.5	—	—	—	292.5
CLO V	196.0	—	—	—	196.0
CLO VI	260.0	—	—	—	260.0
2024 Notes	400.0	—	400.0	—	—
2025 Notes	425.0	—	—	425.0	—
July 2025 Notes	500.0	—	—	500.0	—
2026 Notes	500.0	—	—	500.0	—
July 2026 Notes	1,000.0	—	—	1,000.0	—
2027 Notes	500.0	—	—	500.0	—
2028 Notes	850.0	—	—	—	850.0
Total Contractual Obligations	$7,173.9	$—	$795.0	$3,365.4	$3,013.5

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

Recent Developments

On April 20, 2022 we completed a $669.2 mllion term debt securitization refinancing in CLO V. As part of the refinancing, we issued the following classes of notes: (i) $354.4 million of AAA(sf) Class A-1R Notes, which bear interest at the Term SOFR plus 1.78%, (ii) $30.4 million of AAA(sf) Class A-2R Notes, which bear interest at the Term SOFR plus 1.95%, (iii) $49.0 million of AA(sf) Class B-1 Notes, which bear interest at the Term SOFR plus 2.20%, (iv) $5.0 million of AA(sf) Class B-2 Notes, which bear interest at 4.25%, (v) $31.5 million of A(sf) Class C-1 Notes, which bear interest at the Term SOFR plus 3.15% and (vi) $39.4 million of A(sf) Class C-2 Notes, which bear interest at 5.10%. We also issued approximately $10.2 million of additional subordinated securities, for a total of $159.6 of subordinated securities in the form of 159,620 preferred shares at an issue price of U.S.$1,000 per share held by us. Following the refinancing, the reinvestment period was extended to April 20, 2026 and the maturity date was extended to April 20, 2034.

On May 3, 2022, the parties to the SPV Asset Facility III amended certain terms of the facility, including converting the benchmark rate of the facility from LIBOR to term SOFR, extending the Revolving Period through June 14, 2023, extending the Facility Termination Date through June 14, 2025 and reducing the Facility Amount from $500 million to $250 million.

On May 3, 2022, the Board declared a distribution of $0.31 per share for shareholders of record on June 30, 2022 payable on or before August 15, 2022.

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

In a prolonged low interest rate environment, the difference between the total interest income earned on interest earning assets and the total interest expense incurred on interest bearing liabilities may be compressed, reducing our net income and potentially adversely affecting our operating results. Conversely, in a rising interest rate environment, such difference could potentially increase thereby increasing our net income as indicated per the table below.

Substantially all of our assets and liabilities are financial in nature. As a result, changes in interest rates and other factors drive our performance more directly than does inflation. Changes in interest rates do not necessarily correlate with inflation rates or changes in inflation rates. As of March 31, 2022, 98.8% of our debt investments based on fair value were floating rates. Additionally, the weighted average LIBOR floor, based on fair value, of our debt investments was 0.8% and the majority of our debt investments have a floor of 1.0%.

Based on our Consolidated Statements of Assets and Liabilities as of March 31, 2022, the following table shows the annualized impact on net income of hypothetical base rate changes in interest rates on our debt investments (considering interest rate floors for floating rate instruments) assuming each floating rate investment is subject to 3-month LIBOR and there are no changes in our investment and borrowing structure:

($ in millions)	Interest Income	Interest Expense	Net Income
Up 300 basis points	$348.1	$114.0	$234.1
Up 200 basis points	$231.0	$76.0	$155.0
Up 100 basis points	$114.0	$38.0	$76.0
Up 50 basis points	$55.4	$19.0	$36.4
Down 50 basis points	$(12.8)	$(19.0)	$6.2
Down 100 basis points	$(16.0)	$(36.9)	$20.9

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

(b)
Changes in Internal Controls Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in Part I, “ITEM 1A. RISK FACTORS” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, which could materially affect our business, financial condition and/or operating results. The risks described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results.

Global economic, political and market conditions, including uncertainty about the financial stability of the United States, could have a significant adverse effect on our business, financial condition and results of operations.

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

In addition, the rising conflict between Russia and Ukraine, and resulting market volatility, could adversely affect our business, financial condition or results of operations. In response to the conflict between Russia and Ukraine, the U.S. and other countries have imposed sanctions or other restrictive actions against Russia. The ongoing conflict and the rapidly evolving measures in response could be expected to have a negative impact on the economy and business activity globally and could have a material adverse effect on our portfolio companies and our business, financial condition, cash flows and results of operations. The severity and duration of the conflict and its impact on global economic and market conditions are impossible to predict. In addition, sanctions could also result in Russia taking counter measures or retaliatory actions which could adversely impact our business or the business of our portfolio companies, including, but not limited to, cyberattacks targeting private companies, individuals or other infrastructure upon which our business and the business of our portfolio companies rely.

Any of the above factors, including sanctions, export controls, tariffs, trade wars and other governmental actions, could have a material adverse effect on our business, financial condition, cash flows and results of operations and could cause the market value of our common shares and/or debt securities to decline. We monitor developments and seek to manage our investments in a manner consistent with achieving our investment objective, but there can be no assurance that we will be successful in doing so.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Other than the shares issued pursuant to our dividend reinvestment plan, we did not sell any unregistered equity securities, except as previously disclosed in certain 8-Ks filed with the SEC.

On January 31, 2022, pursuant to our dividend reinvestment plan, we issued 814,084 shares of our common stock, at a price of $14.68 per share, to stockholders of record as of December 31, 2021 that did not opt out of our dividend reinvestment plan in order to satisfy the reinvestment portion of our dividends. This issuance was not subject to the registration requirements of the Securities Act of 1933, as amended.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Executive Officers

On May 3, 2022, the Board, appointed Jennifer McMillon to serve as the Company's Co-Treasurer and Co-Controller.

Ms. McMillon is a Managing Director of Blue Owl and also serves as the Co-Chief Accounting officer of ORCC II, ORCC III, ORCIC and ORTIC and as the Co-Treasurer and Co-Controller of each of the Owl Rock BDCs. Before joining Blue Owl, Ms. McMillon led the accounting department of Tiptree Inc. (TIPT), a national capital holding company, as the Vice President of Technical Accounting and External Reporting from 2017-2022. She was responsible for financial reporting, valuation/purchase accounting, and numerous internal control functions. From 2013-2017, Ms. McMillon served as the Regional Accounting & Reporting Director, Americas of Koch Industries/Georgia Pacific, from 2009-2013 she served as an Accounting Manager at Oaktree Capital and Centerbridge Partners, and prior to that Ms. McMillon worked in public accounting for nearly ten years, spending most of this tenure at PricewaterhouseCoopers. Ms. McMillon earned her B.S. in Accounting from Florida State University and is a licensed Certified Public Accountant in New York.

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
10.1

Fourth Amendment to Credit Agreement, dated as of March 11, 2022, among ORCC Financing IV LLC, as borrower, Société Générale, as administrative agent, State Street Bank and Trust Company, as collateral agent, collateral administrator and custodian, Cortland Capital Market Services LLC, as document custodian, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company's current report on Form 8-K, filed on March 17, 2022).

10.2

Amendment No. 7 to Credit Agreement, dated as of March 25, 2022, among ORCC Financing II LLC, as Borrower, the Lenders referred to therein, Natixis, New York Branch, as Administrative Agent, State Street Bank and Trust Company, as Collateral Agent, Collateral Administrator, Custodian and Cortland Capital Market Services LLC as Document Custodian (incorproated by reference to Exhibit 10.1 to the Company's current report on Form 8-K filed on March 30, 2022).

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

Owl Rock Capital Corporation
Date: May 4, 2022	By:	/s/ Craig W. Packer
Craig W. Packer
Chief Executive Officer
Owl Rock Capital Corporation

Date: May 4, 2022	By:	/s/ Jonathan Lamm
Jonathan Lamm
Chief Operating Officer and Chief Financial Officer