Form 10-Q
period 2022-06-30
Owl Rock Capital Corp
filed 2022-08-03
CIK 1655888

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal quarter ended June 30, 2022
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number 814-01190
______________________________________________
OWL ROCK CAPITAL CORPORATION
(Exact name of Registrant as specified in its Charter)

Maryland	47-5402460
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

399 Park Avenue, 38th Floor, New York, New York	10022
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (212) 419-3000
______________________________________________
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.01 par value per share	ORCC	The New York Stock Exchange
______________________________________________
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒
As of August 3, 2022, the registrant had 393,823,013 shares of common stock, $0.01 par value per share, outstanding.

1

ii

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
This report contains forward-looking statements that involve substantial risks and uncertainties. Such statements involve known and unknown risks, uncertainties and other factors and undue reliance should not be placed thereon. These forward-looking statements are not historical facts, but rather are based on current expectations, estimates and projections about Owl Rock Capital Corporation (the “Company,” “we” or “our”), our current and prospective portfolio investments, our industry, our beliefs and opinions, and our assumptions. Words such as “anticipates,” “expects,” “intends,” “plans,” “will,” “may,” “continue,” “believes,” “seeks,” “estimates,” “would,” “could,” “should,” “targets,” “projects,” “outlook,” “potential,” “predicts” and variations of these words and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control and difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements, including without limitation:
•an economic downturn could impair our portfolio companies’ ability to continue to operate, which could lead to the loss of some or all of our investments in such portfolio companies;
•an economic downturn could disproportionately impact the companies that we intend to target for investment, potentially causing us to experience a decrease in investment opportunities and diminished demand for capital from these companies;
•an economic downturn could also impact availability and pricing of our financing and our ability to access the debt and equity capital markets;
•a contraction of available credit and/or an inability to access the equity markets could impair our lending and investment activities;
•the impact of the “COVID-19” pandemic, changes in base interest rates and significant market volatility on our business and our portfolio companies (including our business prospects and the prospects of our portfolio companies including the ability to achieve our and their business objectives), our industry and the global economy including as a result of ongoing supply chain disruptions;
•interest rate volatility, including the decommissioning of LIBOR, could adversely affect our results, particularly because we use leverage as part of our investment strategy;
•currency fluctuations could adversely affect the results of our investments in foreign companies, particularly to the extent that we receive payments denominated in foreign currency rather than U.S. dollars;
•our future operating results;
•the impact of interest and inflation rates on our business prospects and the prospects of our portfolio companies;
•our contractual arrangements and relationships with third parties;
•the ability of our portfolio companies to achieve their objectives;
•competition with other entities and our affiliates for investment opportunities;
•the speculative and illiquid nature of our investments;
•the use of borrowed money to finance a portion of our investments as well as any estimates regarding potential use of leverage;
•the adequacy of our financing sources and working capital;
•the loss of key personnel;
•the timing of cash flows, if any, from the operations of our portfolio companies;
•the ability of Owl Rock Capital Advisors LLC (“the Adviser” or “our Adviser”) to locate suitable investments for us and to monitor and administer our investments;
•the ability of the Adviser to attract and retain highly talented professionals;
•our ability to qualify for and maintain our tax treatment as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”), and as a business development company (“BDC”);
•the effect of legal, tax and regulatory changes;
•the impact of geo-political conditions, including revolution, insurgency, terrorism or war, including those arising out of the ongoing conflict between Russia and Ukraine; and
•other risks, uncertainties and other factors previously identified in the reports and other documents we have filed with the Securities and Exchange Commission (“SEC”).
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

PART I. CONSOLIDATED FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements
Owl Rock Capital Corporation
Consolidated Statements of Assets and Liabilities
(Amounts in thousands, except share and per share amounts)

	June 30, 2022 (Unaudited)	December 31, 2021
Assets
Investments at fair value
Non-controlled, non-affiliated investments (amortized cost of $12,060,161 and $12,073,126, respectively)	$11,845,687	$12,124,860
Controlled, affiliated investments (amortized cost of $776,480, and $575,427, respectively)	802,439	616,780
Total investments at fair value (amortized cost of $12,836,641 and $12,648,553, respectively)	12,648,126	12,741,640
Cash (restricted cash of $97,374 and $21,481, respectively)	341,104	431,442
Foreign cash (cost of $2,176 and $16,096, respectively)	2,155	15,703
Interest receivable	69,062	81,716
Receivable from a controlled affiliate	23,195	3,953
Prepaid expenses and other assets	4,741	23,716
Total Assets	$13,088,383	$13,298,170
Liabilities
Debt (net of unamortized debt issuance costs of $102,090 and $110,239, respectively)	$7,053,497	$7,079,326
Distribution payable	122,085	122,068
Management fee payable	46,873	46,770
Incentive fee payable	26,541	29,242
Payables to affiliates	4,312	5,802
Accrued expenses and other liabilities	130,629	77,085
Total Liabilities	7,383,937	7,360,293
Commitments and contingencies (Note 7)
Net Assets
Common shares $0.01 par value, 500,000,000 shares authorized; 393,823,013 and 393,766,855 shares issued and outstanding, respectively	3,938	3,938
Additional paid-in-capital	5,992,296	5,990,360
Accumulated undistributed (overdistributed) earnings	(291,788)	(56,421)
Total Net Assets	5,704,446	5,937,877
Total Liabilities and Net Assets	$13,088,383	$13,298,170
Net Asset Value Per Share	$14.48	15.08
The accompanying notes are an integral part of these consolidated financial statements.

Owl Rock Capital Corporation
Consolidated Statements of Operations
(Amounts in thousands, except share and per share amounts)
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
Investment Income
Investment income from non-controlled, non-affiliated investments:
Interest income	$206,103	$225,242	$414,704	$425,547
Payment-in-kind interest income(1)	26,748	8,074	49,159	18,801
Dividend income	9,685	5,765	21,413	9,324
Other income	5,538	4,463	9,386	7,617
Total investment income from non-controlled, non-affiliated investments	248,074	243,544	494,662	461,289
Investment income from controlled, affiliated investments:
Interest income	1,854	1,338	3,627	2,641
Dividend income	23,195	3,973	38,833	6,341
Other Income	163	160	325	317
Total investment income from controlled, affiliated investments	25,212	5,471	42,785	9,299
Total Investment Income	273,286	249,015	537,447	470,588
Expenses
Interest expense	67,347	54,445	128,726	102,521
Management fee	46,873	44,007	94,286	86,117
Performance based incentive fees	26,541	25,270	52,495	47,045
Professional fees	3,406	3,349	7,235	7,117
Directors' fees	266	274	556	518
Other general and administrative	2,143	2,344	4,276	4,162
Total Operating Expenses	146,576	129,689	287,574	247,480
Net Investment Income (Loss) Before Taxes	126,710	119,326	249,873	223,108
Income tax expense (benefit), including excise tax expense (benefit)	1,586	197	2,394	1,324
Net Investment Income (Loss) After Taxes	$125,124	$119,129	$247,479	$221,784
Net Realized and Change in Unrealized Gain (Loss)
Net change in unrealized gain (loss):
Non-controlled, non-affiliated investments	$(152,965)	$62,407	$(222,913)	$119,486
Income tax (provision) benefit	—	(1,589)	—	(4,222)
Controlled affiliated investments	(3,636)	(1,483)	(15,394)	(618)
Translation of assets and liabilities in foreign currencies	(3,221)	(488)	(3,702)	(2,920)
Total Net Change in Unrealized Gain (Loss)	(159,822)	58,847	(242,009)	111,726
Net realized gain (loss):
Non-controlled, non-affiliated investments	(51)	(27,828)	4,651	(26,674)
Foreign currency transactions	(197)	32	(1,082)	1,189
Total Net Realized Gain (Loss)	(248)	(27,796)	3,569	(25,485)
Total Net Realized and Change in Unrealized Gain (Loss)	(160,070)	31,051	(238,440)	86,241
Net Increase (Decrease) in Net Assets Resulting from Operations	$(34,946)	$150,180	$9,039	$308,025
Earnings Per Share - Basic and Diluted	$(0.09)	$0.38	$0.02	$0.79
Weighted Average Shares Outstanding - Basic and Diluted	394,184,560	391,832,048	394,246,724	391,475,389
________
(1)For the three and six months ended June 30, 2021, interest income and payment-in-kind interest income were reported in aggregate as interest income.
The accompanying notes are an integral part of these consolidated financial statements.

Owl Rock Capital Corporation
Consolidated Schedule of Investments
As of June 30, 2022
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(4)(8)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(2)(3)	Fair Value	Percentage of Net Assets
Non-controlled/non-affiliated portfolio company investments
Debt Investments
Advertising and media
Global Music Rights, LLC(10)(12)(28)	First lien senior secured loan	L + 5.50%	8/28/2028	7,463	7,328	7,313	0.1%
Global Music Rights, LLC(10)(24)(25)(28)	First lien senior secured revolving loan	L + 5.75%	8/27/2027	—	(11)	(13)	—%
				7,463	7,317	7,300	0.1%
Aerospace and defense
Aviation Solutions Midco, LLC (dba STS Aviation)(10)(12)(28)	First lien senior secured loan	L + 7.25%	1/3/2025	213,660	211,656	202,977	3.6%
Peraton Corp.(6)(10)(11)(28)	Second lien senior secured loan	L + 7.75%	2/1/2029	46,113	45,506	42,770	0.7%
Valence Surface Technologies LLC(10)(17)(28)	First lien senior secured loan	SR + 7.75%	6/30/2025	124,863	123,866	99,891	1.8%
Valence Surface Technologies LLC(10)(16)(24)(28)	First lien senior secured revolving loan	SR + 7.75%	6/30/2025	10,139	10,065	8,102	0.1%
				394,775	391,093	353,740	6.2%
Buildings and real estate
Associations, Inc.(10)(12)(28)	First lien senior secured loan	L + 6.50% (incl. 2.50% PIK)	7/2/2027	381,516	378,341	376,956	6.6%
Associations, Inc.(10)(24)(25)(26)(28)	First lien senior secured delayed draw term loan	L + 6.50% (incl. 2.50% PIK)	6/10/2024	—	(598)	(599)	—%
Associations, Inc.(10)(24)(25)(28)	First lien senior secured revolving loan	L + 6.50%	7/2/2027	—	(275)	(329)	—%
REALPAGE, INC.(10)(11)(28)	Second lien senior secured loan	L + 6.50%	4/23/2029	34,500	34,042	32,689	0.6%
Reef Global Acquisition LLC (fka Cheese Acquisition, LLC)(10)(13)(28)	First lien USD senior secured loan	L + 6.00% (incl. 1.25% PIK)	11/28/2024	134,790	134,460	129,062	2.3%
Reef Global Acquisition LLC (fka Cheese Acquisition, LLC)(10)(13)(24)(28)	First lien senior secured revolving loan	L + 4.75%	11/28/2023	10,052	10,091	9,356	0.2%
Imperial Parking Canada(10)(12)(28)	First lien CAD senior secured loan	L + 6.00% (incl. 1.00% PIK)	11/28/2024	27,383	26,787	26,219	0.5%
				588,241	582,848	573,354	10.2%
Business services
Access CIG, LLC(10)(12)(28)	Second lien senior secured loan	L + 7.75%	2/27/2026	58,760	58,386	57,732	1.0%
CIBT Global, Inc.(10)(18)(28)(31)	First lien senior secured loan	P + 5.25% (incl. 4.25% PIK)	6/2/2025	874	616	507	—%
CIBT Global, Inc.(10)(14)(28)(31)	Second lien senior secured loan	L + 7.75% (incl. 6.75% PIK)	12/1/2025	63,678	26,745	10,507	0.2%
Denali BuyerCo, LLC (dba Summit Companies)(10)(12)(28)	First lien senior secured loan	L + 6.00%	9/15/2028	43,558	42,955	42,578	0.7%
Denali BuyerCo, LLC (dba Summit Companies)(10)(12)(24)(26)(28)	First lien senior secured delayed draw term loan	L + 6.00%	9/15/2023	2,678	2,619	2,526	—%
Denali BuyerCo, LLC (dba Summit Companies)(10)(12)(24)(28)	First lien senior secured revolving loan	L + 6.00%	9/15/2027	800	774	732	—%
Diamondback Acquisition, Inc. (dba Sphera)(10)(11)(28)	First lien senior secured loan	L + 5.50%	9/13/2028	5,379	5,282	5,281	0.1%

Owl Rock Capital Corporation
Consolidated Schedule of Investments
As of June 30, 2022
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(4)(8)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(2)(3)	Fair Value	Percentage of Net Assets
Diamondback Acquisition, Inc. (dba Sphera)(10)(24)(25)(26)(28)	First lien senior secured delayed draw term loan	L + 5.50%	9/13/2023	—	(10)	(9)	—%
Entertainment Benefits Group, LLC(10)(15)(28)	First lien senior secured loan	SR + 4.75%	5/1/2028	867	858	858	—%
Entertainment Benefits Group, LLC(10)(24)(25)(28)	First lien senior secured revolving loan	SR + 4.75%	4/29/2027	—	(1)	(1)	—%
Fullsteam Operations, LLC(10)(12)(24)(26)(28)	First lien senior secured delayed draw term loan	L + 7.50% (incl. 4.50% PIK)	5/13/2024	2,071	1,924	1,920	—%
Gainsight, Inc.(10)(12)(28)	First lien senior secured loan	L + 6.75% PIK	7/30/2027	19,547	19,254	19,010	0.3%
Gainsight, Inc.(10)(24)(25)(28)	First lien senior secured revolving loan	L + 6.00%	7/30/2027	—	(50)	(92)	—%
Hercules Borrower, LLC (dba The Vincit Group)(10)(12)(28)	First lien senior secured loan	L + 6.50%	12/15/2026	177,793	175,702	176,015	3.1%
Hercules Borrower, LLC (dba The Vincit Group)(10)(12)(24)(28)	First lien senior secured revolving loan	L + 6.50%	12/15/2026	2,231	1,998	2,022	—%
Hercules Buyer, LLC (dba The Vincit Group)(23)(28)(34)	Unsecured notes	0.48% PIK	12/14/2029	5,135	5,135	5,135	0.1%
Kaseya Inc.(10)(17)(28)	First lien senior secured loan	SR + 5.75%	6/25/2029	18,732	18,358	18,357	0.3%
Kaseya Inc.(10)(24)(25)(26)(28)	First lien senior secured delayed draw term loan	SR + 5.75%	6/24/2024	—	(11)	(11)	—%
Kaseya Inc.(10)(24)(25)(28)	First lien senior secured revolving loan	SR + 5.75%	6/25/2029	—	(23)	(23)	—%
KPSKY Acquisition, Inc. (dba BluSky)(10)(11)(28)	First lien senior secured loan	L + 5.50%	10/19/2028	4,454	4,372	4,298	0.1%
KPSKY Acquisition, Inc. (dba BluSky)(10)(18)(24)(26)(28)	First lien senior secured delayed draw term loan	P + 4.50%	10/19/2023	480	471	463	—%
				407,037	365,354	347,805	5.9%
Chemicals
Aruba Investments Holdings LLC (dba Angus Chemical Company)(10)(11)(28)	Second lien senior secured loan	L + 7.75%	11/24/2028	10,000	9,874	9,775	0.2%
Douglas Products and Packaging Company LLC(10)(12)(28)	First lien senior secured loan	L + 5.75%	10/19/2022	105,631	105,547	104,309	1.8%
Douglas Products and Packaging Company LLC(10)(18)(24)(28)	First lien senior secured revolving loan	P + 4.75%	10/19/2022	7,167	7,131	6,981	0.1%
Gaylord Chemical Company, L.L.C.(10)(12)(28)	First lien senior secured loan	L + 6.50%	3/30/2027	151,876	150,622	149,977	2.6%
Gaylord Chemical Company, L.L.C.(10)(24)(25)(28)	First lien senior secured revolving loan	L + 6.50%	3/30/2026	—	(99)	(165)	—%
Velocity HoldCo III Inc. (dba VelocityEHS)(10)(12)(28)	First lien senior secured loan	L + 5.75%	4/22/2027	22,104	21,688	22,103	0.4%
Velocity HoldCo III Inc. (dba VelocityEHS)(10)(24)(25)(28)	First lien senior secured revolving loan	L + 5.75%	4/22/2026	—	(23)	—	—%
				296,778	294,740	292,980	5.1%
Consumer products
Conair Holdings, LLC(10)(12)(28)	Second lien senior secured loan	L + 7.50%	5/17/2029	187,500	186,242	170,625	3.0%
Feradyne Outdoors, LLC(10)(11)(28)	First lien senior secured loan	L + 6.25%	5/25/2023	86,378	86,193	85,946	1.5%
Foundation Consumer Brands, LLC(10)(12)(28)	First lien senior secured loan	L + 5.50%	2/12/2027	3,804	3,804	3,757	0.1%
Lignetics Investment Corp.(10)(12)(28)	First lien senior secured loan	L + 6.00%	11/1/2027	31,216	30,861	30,045	0.5%

Owl Rock Capital Corporation
Consolidated Schedule of Investments
As of June 30, 2022
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(4)(8)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(2)(3)	Fair Value	Percentage of Net Assets
Lignetics Investment Corp.(10)(24)(25)(26)(28)	First lien senior secured delayed draw term loan	L + 6.00%	11/1/2023	—	(44)	(147)	—%
Lignetics Investment Corp.(10)(18)(24)(28)	First lien senior secured revolving loan	P + 5.00%	11/2/2026	4,314	4,263	4,137	0.1%
SWK BUYER, Inc. (dba Stonewall Kitchen)(10)(12)(28)	First lien senior secured loan	L + 5.25%	3/12/2029	754	740	732	—%
SWK BUYER, Inc. (dba Stonewall Kitchen)(10)(24)(25)(26)(28)	First lien senior secured delayed draw term loan	SR + 5.25%	3/11/2024	—	(2)	(4)	—%
SWK BUYER, Inc. (dba Stonewall Kitchen)(10)(18)(24)(28)	First lien senior secured revolving loan	P + 4.25%	3/12/2029	46	44	44	—%
WU Holdco, Inc. (dba Weiman Products, LLC)(10)(12)(28)	First lien senior secured loan	L + 5.50%	3/26/2026	203,909	201,187	200,341	3.5%
WU Holdco, Inc. (dba Weiman Products, LLC)(10)(13)(24)(28)	First lien senior secured revolving loan	L + 5.50%	3/26/2025	10,371	10,174	10,035	0.2%
				528,292	523,462	505,511	8.9%
Containers and packaging
Ascend Buyer, LLC (dba PPC Flexible Packaging)(10)(12)(28)	First lien senior secured loan	L + 5.75%	10/2/2028	5,526	5,475	5,415	0.1%
Ascend Buyer, LLC (dba PPC Flexible Packaging)(10)(11)(24)(28)	First lien senior secured revolving loan	L + 5.75%	9/30/2027	75	70	64	—%
Fortis Solutions Group, LLC(10)(12)(28)	First lien senior secured loan	L + 5.50%	10/13/2028	3,305	3,245	3,189	0.1%
Fortis Solutions Group, LLC(10)(12)(24)(26)(28)	First lien senior secured delayed draw term loan	L + 5.50%	10/13/2023	908	887	865	—%
Fortis Solutions Group, LLC(10)(12)(24)(28)	First lien senior secured revolving loan	L + 5.50%	10/15/2027	31	23	15	—%
Indigo Buyer, Inc. (dba Inovar Packaging Group)(10)(16)(28)	First lien senior secured loan	SR + 5.75%	5/23/2028	650	644	644	—%
Indigo Buyer, Inc. (dba Inovar Packaging Group)(10)(24)(26)(28)	First lien senior secured delayed draw term loan	SR + 5.75%	5/23/2024	—	—	—	—%
Indigo Buyer, Inc. (dba Inovar Packaging Group)(10)(16)(24)(28)	First lien senior secured revolving loan	SR + 5.75%	5/23/2028	17	16	16	—%
Pregis Topco LLC(10)(11)(28)	Second lien senior secured loan	L + 7.09%	8/1/2029	160,000	157,593	157,121	2.8%
				170,512	167,953	167,329	3.0%
Distribution
ABB/Con-cise Optical Group LLC(10)(12)(28)	First lien senior secured loan	L + 7.50%	2/23/2028	67,755	66,786	67,077	1.2%
ABB/Con-cise Optical Group LLC(10)(18)(24)(28)	First lien senior secured revolving loan	P + 6.50%	2/23/2028	6,156	6,056	6,085	0.1%
Aramsco, Inc.(10)(11)(28)	First lien senior secured loan	L + 5.25%	8/28/2024	55,611	55,058	55,332	1.0%
Aramsco, Inc.(10)(24)(25)(28)	First lien senior secured revolving loan	L + 5.25%	8/28/2024	—	(75)	(42)	—%
Endries Acquisition, Inc.(10)(15)(28)	First lien senior secured loan	SR + 6.25%	12/10/2025	238,734	236,430	238,138	4.2%
Individual Foodservice Holdings, LLC(10)(13)(28)	First lien senior secured loan	L + 6.25%	11/21/2025	174,940	172,708	172,753	3.0%
Individual Foodservice Holdings, LLC(10)(24)(25)(28)	First lien senior secured revolving loan	L + 6.25%	11/22/2024	—	(223)	(270)	—%
Offen, Inc.(10)(13)(28)	First lien senior secured loan	L + 5.00%	6/22/2026	18,721	18,608	18,721	0.3%
				561,917	555,348	557,794	9.8%

Owl Rock Capital Corporation
Consolidated Schedule of Investments
As of June 30, 2022
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(4)(8)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(2)(3)	Fair Value	Percentage of Net Assets
Education
Learning Care Group (US) No. 2 Inc.(10)(12)(28)	Second lien senior secured loan	L + 7.50%	3/13/2026	26,967	26,694	26,225	0.5%
Pluralsight, LLC(10)(11)(28)	First lien senior secured loan	L + 8.00%	4/6/2027	99,450	98,586	97,709	1.7%
Pluralsight, LLC(10)(24)(25)(28)	First lien senior secured revolving loan	L + 8.00%	4/6/2027	—	(50)	(109)	—%
				126,417	125,230	123,825	2.2%
Financial services
AxiomSL Group, Inc.(10)(11)(28)	First lien senior secured loan	L + 6.00%	12/3/2027	201,756	199,755	196,712	3.4%
AxiomSL Group, Inc.(10)(24)(25)(26)(28)	First lien senior secured delayed draw term loan	L + 6.00%	7/21/2023	—	(35)	(125)	—%
AxiomSL Group, Inc.(10)(24)(25)(28)	First lien senior secured revolving loan	L + 6.00%	12/3/2025	—	(166)	(456)	—%
Blackhawk Network Holdings, Inc.(10)(11)(28)	Second lien senior secured loan	L + 7.00%	6/15/2026	106,400	105,825	105,336	1.8%
Blend Labs, Inc.(10)(12)(28)	First lien senior secured loan	L + 7.50%	7/1/2026	67,500	66,132	66,319	1.2%
Blend Labs, Inc.(10)(24)(25)(28)	First lien senior secured revolving loan	L + 7.50%	7/1/2026	—	(60)	(131)	—%
Hg Genesis 8 Sumoco Limited(10)(22)(28)(30)	Unsecured facility	SA + 7.50% PIK	8/28/2025	43,921	47,806	43,591	0.8%
Hg Genesis 9 SumoCo Limited(10)(19)(28)(30)	Unsecured facility	E + 7.00% PIK	3/10/2027	67,254	70,607	66,770	1.2%
Hg Saturn Luchaco Limited(10)(22)(28)(30)	Unsecured facility	SA + 7.50% PIK	3/30/2026	124,813	140,801	122,629	2.1%
Muine Gall, LLC(9)(10)(13)(28)(30)	First lien senior secured loan	L + 7.00% PIK	9/20/2024	248,992	249,904	245,257	4.3%
NMI Acquisitionco, Inc. (dba Network Merchants)(10)(11)(28)	First lien senior secured loan	L + 5.75%	9/8/2025	25,181	25,045	24,614	0.4%
NMI Acquisitionco, Inc. (dba Network Merchants)(10)(11)(24)(26)(28)	First lien senior secured delayed draw term loan	L + 5.75%	10/2/2023	4,953	4,866	4,780	0.1%
NMI Acquisitionco, Inc. (dba Network Merchants)(10)(24)(25)(28)	First lien senior secured revolving loan	L + 5.75%	9/8/2025	—	(15)	(37)	—%
Smarsh Inc.(10)(16)(28)	First lien senior secured loan	SR + 6.50%	2/19/2029	762	755	745	—%
Smarsh Inc.(10)(24)(25)(26)(28)	First lien senior secured delayed draw term loan	SR + 6.50%	2/19/2024	—	(1)	(4)	—%
Smarsh Inc.(10)(24)(25)(28)	First lien senior secured revolving loan	SR + 6.50%	2/19/2029	—	—	(1)	—%
				891,532	911,219	875,999	15.3%
Food and beverage
Balrog Acquisition, Inc. (dba Bakemark)(10)(12)(28)	Second lien senior secured loan	L + 7.00%	9/3/2029	22,000	21,830	21,395	0.4%
BP Veraison Buyer, LLC (dba Sun World)(10)(12)(28)	First lien senior secured loan	L + 5.75%	5/12/2027	69,032	68,313	67,479	1.2%
BP Veraison Buyer, LLC (dba Sun World)(10)(24)(25)(26)(28)	First lien senior secured delayed draw term loan	L + 5.75%	5/12/2023	—	(29)	(327)	—%
BP Veraison Buyer, LLC (dba Sun World)(10)(24)(25)(28)	First lien senior secured revolving loan	L + 5.75%	5/12/2027	—	(88)	(196)	—%
H-Food Holdings, LLC(10)(11)(28)	Second lien senior secured loan	L + 7.00%	3/2/2026	121,800	120,115	111,447	2.0%

Owl Rock Capital Corporation
Consolidated Schedule of Investments
As of June 30, 2022
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(4)(8)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(2)(3)	Fair Value	Percentage of Net Assets
Hissho Sushi Merger Sub, LLC(10)(16)(28)	First lien senior secured loan	SR + 6.00%	5/18/2028	906	897	897	—%
Hissho Sushi Merger Sub, LLC(10)(16)(24)(28)	First lien senior secured revolving loan	SR + 6.00%	5/18/2028	16	16	16	—%
Hometown Food Company(10)(11)(28)	First lien senior secured loan	L + 5.00%	8/31/2023	14,560	14,484	14,378	0.3%
Hometown Food Company(10)(24)(25)(28)	First lien senior secured revolving loan	L + 5.00%	8/31/2023	—	(20)	(53)	—%
Innovation Ventures HoldCo, LLC (dba 5 Hour Energy)(10)(15)(28)	First lien senior secured loan	SR + 6.25%	3/11/2027	125,000	122,725	121,564	2.1%
Nellson Nutraceutical, LLC(10)(12)(28)	First lien senior secured loan	L + 5.25%	12/26/2023	27,135	26,609	26,322	0.5%
Nutraceutical International Corporation(10)(11)(28)	First lien senior secured loan	L + 7.00%	9/30/2026	209,107	206,756	194,993	3.4%
Nutraceutical International Corporation(10)(11)(28)	First lien senior secured revolving loan	L + 7.00%	9/30/2025	13,578	13,446	12,662	0.2%
Ole Smoky Distillery, LLC(10)(17)(28)	First lien senior secured loan	SR + 5.25%	3/31/2028	882	864	851	—%
Ole Smoky Distillery, LLC(10)(24)(25)(28)	First lien senior secured revolving loan	SR + 5.25%	3/31/2028	—	(2)	(4)	—%
Recipe Acquisition Corp. (dba Roland Corporation)(10)(12)	Second lien senior secured loan	L + 9.00%	12/1/2022	32,000	31,941	31,040	0.5%
Sara Lee Frozen Bakery, LLC (fka KSLB Holdings, LLC)(10)(11)(28)	First lien senior secured loan	L + 4.50%	7/30/2025	43,635	43,216	40,798	0.7%
Sara Lee Frozen Bakery, LLC (fka KSLB Holdings, LLC)(10)(11)(24)(28)	First lien senior secured revolving loan	L + 4.50%	7/31/2023	5,880	5,836	5,295	0.1%
Shearer's Foods, LLC(10)(11)(28)	Second lien senior secured loan	L + 7.75%	9/22/2028	120,000	119,030	117,000	2.1%
Tall Tree Foods, Inc.(10)(11)	First lien senior secured loan	L + 7.25%	8/12/2022	39,384	39,369	40,761	0.7%
Ultimate Baked Goods Midco, LLC(10)(11)(28)	First lien senior secured loan	L + 6.50%	8/13/2027	81,644	79,849	77,562	1.4%
Ultimate Baked Goods Midco, LLC(10)(11)(24)(28)	First lien senior secured revolving loan	L + 6.50%	8/13/2027	5,968	5,756	5,470	0.1%
				932,527	920,913	889,350	15.7%
Healthcare equipment and services
Confluent Medical Technologies, Inc.(10)(16)(28)	Second lien senior secured loan	SR + 6.50%	2/18/2030	1,000	982	953	—%
CSC Mkg Topco LLC (dba Medical Knowledge Group)(10)(11)(28)	First lien senior secured loan	L + 5.75%	2/1/2029	1,281	1,256	1,239	—%
CSC Mkg Topco LLC (dba Medical Knowledge Group)(10)(24)(25)(28)	First lien senior secured revolving loan	L + 5.75%	2/1/2029	—	(3)	(5)	—%
Medline Borrower, LP(10)(24)(25)(28)	First lien senior secured revolving loan	L + 3.25%	10/21/2026	—	(139)	(665)	—%
Nelipak Holding Company(10)(12)(28)	First lien senior secured loan	L + 4.25%	7/2/2026	24,633	24,328	24,325	0.4%
Nelipak Holding Company(10)(12)(24)(28)	First lien senior secured USD revolving loan	L + 4.25%	7/2/2024	4,958	4,899	4,866	0.1%
Nelipak Holding Company(10)(19)(24)(28)	First lien senior secured EUR revolving loan	E + 4.50%	7/2/2024	1,121	971	1,034	—%
Nelipak Holding Company(10)(28)	Second lien USD senior secured loan	L + 8.25%	7/2/2027	67,006	66,293	66,336	1.2%

Owl Rock Capital Corporation
Consolidated Schedule of Investments
As of June 30, 2022
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(4)(8)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(2)(3)	Fair Value	Percentage of Net Assets
Nelipak Holding Company(10)(20)(28)	Second lien EUR senior secured loan	E + 8.50%	7/2/2027	62,832	66,550	61,889	1.1%
Packaging Coordinators Midco, Inc.(10)(12)(28)	Second lien senior secured loan	L + 7.00%	12/13/2029	196,044	192,657	187,222	3.3%
Patriot Acquisition TopCo S.A.R.L (dba Corza Health, Inc.) (10)(12)(28)(30)	First lien senior secured loan	L + 6.75%	1/31/2028	136,060	134,124	133,340	2.3%
Patriot Acquisition TopCo S.A.R.L (dba Corza Health, Inc.) (10)(24)(25)(28)(30)	First lien senior secured revolving loan	L + 6.75%	1/29/2026	—	(201)	(271)	—%
Rhea Parent, Inc.(10)(16)(28)	First lien senior secured loan	SR + 5.75%	2/19/2029	774	759	749	—%
				495,709	492,476	481,012	8.4%
Healthcare providers and services
Diagnostic Service Holdings, Inc. (dba Rayus Radiology)(10)(11)(28)	First lien senior secured loan	L + 5.50%	3/17/2025	998	998	986	—%
National Dentex Labs LLC (fka Barracuda Dental LLC)(10)(12)(28)	First lien senior secured loan	L + 7.00%	10/3/2025	70,366	69,492	68,431	1.2%
National Dentex Labs LLC (fka Barracuda Dental LLC)(10)(12)(24)(26)(28)	First lien senior secured delayed draw term loan	L + 7.00%	6/30/2022	35,403	35,044	34,370	0.6%
National Dentex Labs LLC (fka Barracuda Dental LLC)(10)(12)(24)(28)	First lien senior secured revolving loan	L + 7.00%	10/3/2025	6,790	6,625	6,533	0.1%
Natural Partners, LLC(10)(11)(28)(30)	First lien senior secured loan	L + 6.00%	11/29/2027	929	911	899	—%
Natural Partners, LLC(10)(24)(25)(28)(30)	First lien senior secured revolving loan	L + 6.00%	11/29/2027	—	(1)	(2)	—%
OB Hospitalist Group, Inc.(10)(12)(28)	First lien senior secured loan	L + 5.50%	9/27/2027	116,269	114,191	114,165	2.0%
OB Hospitalist Group, Inc.(10)(11)(24)(28)	First lien senior secured revolving loan	L + 5.50%	9/27/2027	1,616	1,351	1,342	—%
Ex Vivo Parent Inc. (dba OB Hospitalist)(10)(12)(28)	First lien senior secured loan	L + 9.50%	9/27/2028	57,810	56,654	56,365	1.0%
Phoenix Newco, Inc. (dba Parexel)(10)(11)(28)	Second lien senior secured loan	L + 6.50%	11/15/2029	190,000	188,214	183,350	3.2%
Plasma Buyer LLC (dba PathGroup)(10)(16)(28)	First lien senior secured loan	SR + 5.75%	5/12/2029	681	667	667	—%
Plasma Buyer LLC (dba PathGroup)(10)(24)(25)(26)(28)	First lien senior secured delayed draw term loan	SR + 5.75%	5/12/2024	—	(2)	(2)	—%
Plasma Buyer LLC (dba PathGroup)(10)(24)(25)(28)	First lien senior secured revolving loan	SR + 5.75%	5/12/2028	—	(1)	(2)	—%
Premier Imaging, LLC (dba LucidHealth)(10)(11)(28)	First lien senior secured loan	L + 5.75%	1/2/2025	42,998	42,590	42,138	0.7%
Quva Pharma, Inc.(10)(12)(28)	First lien senior secured loan	L + 5.50%	4/12/2028	39,700	38,678	38,708	0.7%
Quva Pharma, Inc.(10)(13)(24)(28)	First lien senior secured revolving loan	L + 5.50%	4/10/2026	2,080	1,989	1,980	—%
Tivity Health, Inc.(10)(12)(28)	First lien senior secured loan	L + 6.00%	6/28/2029	1,000	975	975	—%
Unified Women's Healthcare, LP(10)(15)(28)	First lien senior secured loan	SR + 5.50%	6/18/2029	858	851	851	—%
Unified Women's Healthcare, LP(10)(24)(26)(28)	First lien senior secured delayed draw term loan	SR + 5.50%	6/17/2024	—	—	—	—%
Unified Women's Healthcare, LP(10)(24)(25)(28)	First lien senior secured revolving loan	SR + 5.50%	6/18/2029	—	(1)	(1)	—%

Owl Rock Capital Corporation
Consolidated Schedule of Investments
As of June 30, 2022
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(4)(8)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(2)(3)	Fair Value	Percentage of Net Assets
Vermont Aus Pty Ltd(10)(16)(28)(30)	First lien senior secured loan	SR + 5.50%	3/22/2028	998	974	960	—%
				568,496	560,199	552,713	9.5%
Healthcare technology
BCPE Osprey Buyer, Inc. (dba PartsSource)(10)(12)(28)	First lien senior secured loan	L + 5.75%	8/23/2028	113,481	111,850	110,077	1.9%
BCPE Osprey Buyer, Inc. (dba PartsSource)(10)(24)(25)(26)(28)	First lien senior secured delayed draw term loan	L + 5.75%	8/23/2023	—	(249)	(525)	—%
BCPE Osprey Buyer, Inc. (dba PartsSource)(10)(24)(25)(28)	First lien senior secured revolving loan	L + 5.75%	8/21/2026	—	(170)	(356)	—%
Bracket Intermediate Holding Corp.(6)(10)(12)(28)	First lien senior secured loan	L + 4.25%	9/5/2025	513	488	493	—%
Bracket Intermediate Holding Corp.(10)(12)(28)	Second lien senior secured loan	L + 8.13%	9/7/2026	26,250	25,927	25,463	0.4%
GI Ranger Intermediate, LLC (dba Rectangle Health)(10)(16)(28)	First lien senior secured loan	SR + 6.00%	10/30/2028	4,608	4,523	4,458	0.1%
GI Ranger Intermediate, LLC (dba Rectangle Health)(10)(16)(24)(28)	First lien senior secured revolving loan	SR + 6.00%	10/29/2027	37	30	25	—%
Imprivata, Inc.(10)(15)(28)	Second lien senior secured loan	SR + 6.25%	12/1/2028	882	874	874	—%
Inovalon Holdings, Inc.(10)(12)(28)	First lien senior secured loan	L + 6.25% (incl. 2.75% PIK)	11/24/2028	180,619	176,492	173,394	3.0%
Inovalon Holdings, Inc.(10)(24)(25)(26)(28)	First lien senior secured delayed draw term loan	L + 5.75%	5/24/2024	—	(217)	(522)	—%
Inovalon Holdings, Inc.(10)(12)(28)	Second lien senior secured loan	L + 10.50% PIK	11/24/2033	90,401	88,750	87,915	1.5%
Intelerad Medical Systems Incorporated (fka 11849573 Canada Inc.)(10)(12)(28)(30)	First lien senior secured loan	L + 6.25%	8/21/2026	115,105	114,051	113,379	2.0%
Intelerad Medical Systems Incorporated (fka 11849573 Canada Inc.)(10)(12)(24)(28)(30)	First lien senior secured revolving loan	L + 6.25%	8/21/2026	2,983	2,948	2,914	0.1%
Interoperability Bidco, Inc. (dba Lyniate)(10)(16)(28)	First lien senior secured loan	SR + 7.00%	12/28/2026	66,789	66,388	65,620	1.2%
Interoperability Bidco, Inc. (dba Lyniate)(10)(24)(25)(28)	First lien senior secured revolving loan	SR + 6.25%	12/28/2026	—	(16)	(53)	—%
				601,668	591,669	583,156	10.2%
Household products
Aptive Environmental, LLC(23)(28)	First lien senior secured loan	12.00% (incl. 6.00% PIK)	1/23/2026	10,263	8,549	8,570	0.2%
HGH Purchaser, Inc. (dba Horizon Services)(10)(12)(28)	First lien senior secured loan	L + 5.75%	11/3/2025	147,874	146,414	144,547	2.5%
HGH Purchaser, Inc. (dba Horizon Services)(10)(24)(26)(28)	First lien senior secured delayed draw term loan	L + 5.75%	11/3/2025	4,541	4,508	3,867	0.1%
HGH Purchaser, Inc. (dba Horizon Services)(10)(12)(24)(28)	First lien senior secured revolving loan	L + 5.75%	11/3/2025	10,359	10,215	9,987	0.2%
Mario Purchaser, LLC (dba Len the Plumber)(10)(15)(28)	First lien senior secured loan	SR + 5.75%	4/26/2029	13,074	12,818	12,813	0.2%
Mario Purchaser, LLC (dba Len the Plumber)(10)(24)(25)(26)(28)	First lien senior secured delayed draw term loan	SR + 5.75%	4/25/2024	—	(67)	(69)	—%
Mario Purchaser, LLC (dba Len the Plumber)(10)(24)(25)(28)	First lien senior secured revolving loan	SR + 5.75%	4/26/2028	—	(27)	(28)	—%
Mario Purchaser, LLC (dba Len the Plumber)(10)(15)(28)	Unsecured facility	SR + 10.75% PIK	4/26/2032	3,808	3,697	3,694	0.1%

Owl Rock Capital Corporation
Consolidated Schedule of Investments
As of June 30, 2022
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(4)(8)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(2)(3)	Fair Value	Percentage of Net Assets
SimpliSafe Holding Corporation(10)(15)(28)	First lien senior secured loan	SR + 6.25%	4/30/2027	6,173	6,053	6,049	0.1%
SimpliSafe Holding Corporation(10)(24)(25)(26)(28)	First lien senior secured delayed draw term loan	SR + 6.25%	5/2/2024	—	(7)	(8)	—%
Walker Edison Furniture Company LLC(10)(12)(28)	First lien senior secured loan	L + 8.75% (incl. 3.00% PIK)	3/31/2027	85,112	85,111	71,493	1.3%
				281,204	277,264	260,915	4.7%
Human resource support services
Cornerstone OnDemand, Inc.(10)(11)(28)	Second lien senior secured loan	L + 6.50%	10/15/2029	115,833	114,211	104,829	1.8%
IG Investments Holdings, LLC (dba Insight Global)(10)(12)(28)	First lien senior secured loan	L + 6.00%	9/22/2028	50,643	49,722	49,377	0.9%
IG Investments Holdings, LLC (dba Insight Global)(10)(18)(24)(28)	First lien senior secured revolving loan	P + 5.00%	9/22/2027	1,093	1,024	993	—%
				167,569	164,957	155,199	2.7%
Infrastructure and environmental services
FR Arsenal Holdings II Corp. (dba Applied-Cleveland Holdings, Inc.)(10)(12)	First lien senior secured loan	L + 9.50% (incl. 2.00% PIK)	9/8/2022	116,429	116,834	103,622	1.8%
LineStar Integrity Services LLC(10)(13)(28)	First lien senior secured loan	L + 7.25%	2/12/2024	79,106	79,074	74,360	1.3%
Tamarack Intermediate, L.L.C. (dba Verisk 3E)(10)(28)	First lien senior secured loan	SR + 5.50%	3/13/2028	859	843	831	—%
Tamarack Intermediate, L.L.C. (dba Verisk 3E)(10)(24)(25)(28)	First lien senior secured revolving loan	SR + 5.50%	3/13/2028	—	(3)	(5)	—%
				196,394	196,748	178,808	3.1%
Insurance
Alera Group, Inc.(10)(11)(28)	First lien senior secured loan	L + 5.50%	10/2/2028	42,821	41,942	41,934	0.7%
Alera Group, Inc.(10)(11)(24)(26)(28)	First lien senior secured delayed draw term loan	L + 5.50%	10/2/2023	11,751	11,508	11,504	0.2%
Ardonagh Midco 3 PLC(10)(13)(28)(30)	First lien senior secured USD term loan	L + 5.75%	7/14/2026	26,784	26,325	26,516	0.5%
Ardonagh Midco 3 PLC(10)(20)(28)(30)	First lien senior secured EUR term loan	E + 7.00%	7/14/2026	9,550	10,035	9,502	0.2%
Ardonagh Midco 3 PLC(10)(21)(28)(30)	First lien senior secured GBP term loan	G + 7.00%	7/14/2026	105,242	106,957	104,979	1.8%
Ardonagh Midco 3 PLC(10)(24)(25)(26)(28)(30)	First lien senior secured GBP delayed draw term loan	G + 5.75%	8/20/2023	—	—	(99)	—%
Ardonagh Midco 2 PLC(23)(28)(30)	Unsecured notes	11.50%	1/15/2027	11,198	11,128	11,702	0.2%
Brightway Holdings, LLC(10)(11)(28)	First lien senior secured loan	L + 6.50%	12/16/2027	26,775	26,465	26,039	0.5%
Brightway Holdings, LLC(10)(24)(25)	First lien senior secured revolving loan	L + 6.50%	12/16/2027	—	(36)	(87)	—%
Evolution BuyerCo, Inc. (dba SIAA)(10)(12)(28)	First lien senior secured loan	L + 6.25%	4/28/2028	142,432	140,668	138,872	2.4%
Evolution BuyerCo, Inc. (dba SIAA)(10)(24)(25)(28)	First lien senior secured revolving loan	L + 6.25%	4/30/2027	—	(123)	(268)	—%
Integrity Marketing Acquisition, LLC(10)(13)(28)	First lien senior secured loan	L + 5.75%	8/27/2025	217,758	215,652	216,671	3.8%

Owl Rock Capital Corporation
Consolidated Schedule of Investments
As of June 30, 2022
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(4)(8)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(2)(3)	Fair Value	Percentage of Net Assets
Integrity Marketing Acquisition, LLC(10)(24)(25)(28)	First lien senior secured revolving loan	L + 5.75%	8/27/2025	—	(117)	(74)	—%
Norvax, LLC (dba GoHealth)(10)(12)(28)	First lien senior secured loan	L + 6.50%	9/15/2025	76,982	75,018	75,058	1.3%
Norvax, LLC (dba GoHealth)(10)(11)(24)(28)	First lien senior secured revolving loan	L + 6.50%	9/13/2024	9,511	9,430	9,205	0.2%
Peter C. Foy & Associates Insurance Services, LLC (dba PCF Insurance Services)(10)(13)(28)	First lien senior secured loan	L + 6.00%	11/1/2028	135,588	134,334	134,232	2.4%
Peter C. Foy & Associates Insurance Services, LLC (dba PCF Insurance Services)(10)(24)(25)(28)	First lien senior secured revolving loan	L + 6.00%	11/1/2027	—	(55)	(62)	—%
PCF Midco II, LLC (dba PCF Insurance Services)(23)(28)	First lien senior secured loan	9.00% PIK	10/31/2031	125,988	115,159	109,924	1.9%
TEMPO BUYER CORP. (dba Global Claims Services)(10)(12)(28)	First lien senior secured loan	L + 5.50%	8/28/2028	1,083	1,064	1,045	—%
TEMPO BUYER CORP. (dba Global Claims Services)(10)(24)(25)(26)(28)	First lien senior secured delayed draw term loan	L + 5.50%	8/28/2023	—	(3)	(8)	—%
TEMPO BUYER CORP. (dba Global Claims Services)(10)(18)(24)(28)	First lien senior secured revolving loan	P + 4.50%	8/28/2028	6	4	1	—%
THG Acquisition, LLC (dba Hilb)(10)(12)(28)	First lien senior secured loan	L + 5.75%	12/2/2026	75,128	73,843	73,626	1.3%
THG Acquisition, LLC (dba Hilb)(10)(24)(25)(28)	First lien senior secured revolving loan	L + 5.75%	12/2/2025	—	(132)	(172)	—%
USRP Holdings, Inc. (dba U.S. Retirement and Benefits Partners)(10)(12)(28)	First lien senior secured loan	L + 5.50%	7/23/2027	38,891	38,212	37,529	0.7%
USRP Holdings, Inc. (dba U.S. Retirement and Benefits Partners)(10)(24)(25)(28)	First lien senior secured revolving loan	L + 5.50%	7/23/2027	—	(72)	(148)	—%
KUSRP Intermediate, Inc. (dba U.S. Retirement and Benefits Partners)(10)(12)(28)	First lien senior secured loan	L + 9.50% PIK	7/24/2028	32,917	32,366	32,093	0.6%
				1,090,405	1,069,572	1,059,514	18.7%
Internet software and services
3ES Innovation Inc. (dba Aucerna)(10)(12)(28)(30)	First lien senior secured loan	L + 6.75%	5/13/2025	60,947	60,480	59,880	1.0%
3ES Innovation Inc. (dba Aucerna)(10)(12)(24)(28)(30)	First lien senior secured revolving loan	L + 6.75%	5/13/2025	1,700	1,677	1,632	—%
Accela, Inc.(10)(11)	First lien senior secured loan	L + 7.50% (incl. 4.25% PIK)	9/30/2024	24,390	24,256	23,963	0.4%
Accela, Inc.(10)(11)	First lien senior secured revolving loan	L + 7.00%	9/30/2024	3,000	3,000	2,948	0.1%
Anaplan Inc.(10)(15)(28)	First lien senior secured loan	SR + 6.50%	6/21/2029	135,082	133,736	133,731	2.3%
Anaplan Inc.(10)(24)(25)(28)	First lien senior secured revolving loan	SR + 6.50%	6/21/2028	—	(97)	(97)	—%
Apptio, Inc.(10)(11)(28)	First lien senior secured loan	L + 6.00%	1/10/2025	50,916	50,290	50,789	0.9%
Apptio, Inc.(10)(11)(24)(28)	First lien senior secured revolving loan	L + 6.00%	1/10/2025	1,112	1,088	1,105	—%
Armstrong Bidco Limited (dba The Access Group)(10)(22)(28)(30)	First lien senior secured loan	SA + 5.75%	6/28/2029	2,362	2,333	2,303	—%
Armstrong Bidco Limited (dba The Access Group)(10)(24)(26)(28)(30)	First lien senior secured delayed draw term loan	SA + 5.75%	6/30/2025	—	—	—	—%

Owl Rock Capital Corporation
Consolidated Schedule of Investments
As of June 30, 2022
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(4)(8)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(2)(3)	Fair Value	Percentage of Net Assets
Bayshore Intermediate #2, L.P. (dba Boomi)(10)(12)(28)	First lien senior secured loan	L + 7.75% PIK	10/2/2028	87,923	86,206	85,285	1.5%
Bayshore Intermediate #2, L.P. (dba Boomi)(10)(24)(25)(28)	First lien senior secured revolving loan	L + 6.75%	10/1/2027	—	(136)	(207)	—%
BCPE Nucleon (DE) SPV, LP(10)(13)(28)	First lien senior secured loan	L + 7.00%	9/24/2026	189,778	187,568	187,406	3.3%
BCTO BSI Buyer, Inc. (dba Buildertrend)(10)(12)(28)	First lien senior secured loan	L + 8.00% PIK	12/23/2026	45,546	45,193	45,204	0.8%
BCTO BSI Buyer, Inc. (dba Buildertrend)(10)(12)(24)(28)	First lien senior secured revolving loan	L + 7.00%	12/23/2026	3,554	3,514	3,513	0.1%
Centrify Corporation(10)(12)(28)	First lien senior secured loan	L + 5.75%	3/2/2028	66,566	65,153	64,403	1.1%
Centrify Corporation(10)(12)(24)(28)	First lien senior secured revolving loan	L + 5.75%	3/2/2027	3,409	3,252	3,187	0.1%
CivicPlus, LLC(10)(12)(28)	First lien senior secured loan	L + 6.00%	8/24/2027	34,545	34,219	34,201	0.6%
CivicPlus, LLC(10)(24)(25)(28)	First lien senior secured revolving loan	L + 6.00%	8/24/2027	—	(25)	(27)	—%
CP PIK DEBT ISSUER, LLC (dba CivicPlus, LLC)(10)(15)(28)	Unsecured notes	SR + 11.75% PIK	6/9/2034	16,734	16,234	16,232	0.3%
Delta TopCo, Inc. (dba Infoblox, Inc.)(10)(13)(28)	Second lien senior secured loan	L + 7.25%	12/1/2028	15,000	14,937	13,950	0.2%
EET Buyer, Inc. (dba e-Emphasys)(10)(12)(28)	First lien senior secured loan	L + 5.75%	11/8/2027	4,534	4,493	4,443	0.1%
EET Buyer, Inc. (dba e-Emphasys)(10)(24)(25)(28)	First lien senior secured revolving loan	L + 5.75%	11/8/2027	—	(4)	(9)	—%
Forescout Technologies, Inc.(10)(12)(28)	First lien senior secured loan	L + 9.50% PIK	8/17/2026	57,460	56,827	57,460	1.0%
Forescout Technologies, Inc.(10)(24)(25)(26)(28)	First lien senior secured delayed draw term loan	L + 8.00%	7/1/2024	—	(659)	(713)	—%
Forescout Technologies, Inc.(10)(11)(24)(28)	First lien senior secured revolving loan	L + 8.50%	8/18/2025	3,207	3,149	3,207	0.1%
Genesis Acquisition Co. (dba Procare Software)(10)(12)(28)	First lien senior secured loan	L + 4.00%	7/31/2024	18,035	17,899	17,404	0.3%
Genesis Acquisition Co. (dba Procare Software)(10)(12)(28)	First lien senior secured revolving loan	L + 4.00%	7/31/2024	2,637	2,619	2,545	—%
GovBrands Intermediate, Inc.(10)(12)(28)	First lien senior secured loan	L + 5.50%	8/4/2027	10,605	10,373	10,101	0.2%
GovBrands Intermediate, Inc.(10)(12)(24)(26)(28)	First lien senior secured delayed draw term loan	L + 5.50%	8/4/2023	2,386	2,322	2,234	—%
GovBrands Intermediate, Inc.(10)(24)(25)(28)	First lien senior secured revolving loan	L + 5.50%	8/4/2027	—	(17)	(38)	—%
Granicus, Inc.(10)(12)(28)	First lien senior secured loan	L + 6.50%	1/29/2027	13,428	13,168	12,991	0.2%
Granicus, Inc.(10)(12)(24)(26)(28)	First lien senior secured delayed draw term loan	L + 6.00%	1/30/2023	1,527	1,494	1,455	—%
Granicus, Inc.(10)(24)(25)(28)	First lien senior secured revolving loan	L + 6.50%	1/29/2027	—	(22)	(39)	—%
H&F Opportunities LUX III S.À R.L (dba Checkmarx)(10)(13)(28)(30)	First lien senior secured loan	L + 7.50%	4/16/2026	51,567	50,503	51,567	0.9%
H&F Opportunities LUX III S.À R.L (dba Checkmarx)(10)(24)(25)(28)(30)	First lien senior secured revolving loan	L + 7.50%	4/16/2026	—	(308)	—	—%

Owl Rock Capital Corporation
Consolidated Schedule of Investments
As of June 30, 2022
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(4)(8)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(2)(3)	Fair Value	Percentage of Net Assets
Hyland Software, Inc.(10)(11)(28)	Second lien senior secured loan	L + 6.25%	7/7/2025	15,482	15,470	15,133	0.3%
Litera Bidco LLC(10)(11)(28)	First lien senior secured loan	L + 5.89%	5/29/2026	160,435	158,856	159,735	2.8%
Litera Bidco LLC(10)(24)(25)(28)	First lien senior secured revolving loan	L + 5.75%	5/29/2026	—	(38)	(45)	—%
MessageBird BidCo B.V.(10)(13)(28)(30)	First lien senior secured loan	L + 6.75%	4/29/2027	77,000	75,564	74,690	1.3%
MINDBODY, Inc.(10)(13)(28)	First lien senior secured loan	L + 8.50% (incl. 1.50% PIK)	2/14/2025	67,637	67,276	67,637	1.2%
MINDBODY, Inc.(10)(24)(25)(28)	First lien senior secured revolving loan	L + 8.00%	2/14/2025	—	(27)	—	—%
Ministry Brands Holdings, LLC(10)(12)(28)	First lien senior secured loan	L + 5.50%	12/29/2028	704	691	678	—%
Ministry Brands Holdings, LLC(10)(24)(25)(26)(28)	First lien senior secured delayed draw term loan	L + 5.50%	12/27/2023	—	(2)	(6)	—%
Ministry Brands Holdings, LLC(10)(24)(25)(28)	First lien senior secured revolving loan	L + 5.50%	12/27/2027	—	(1)	(3)	—%
Proofpoint, Inc.(6)(10)(12)(28)	Second lien senior secured loan	L + 6.25%	8/31/2029	19,600	19,510	18,718	0.3%
QAD, Inc.(10)(11)(28)	First lien senior secured loan	L + 6.00%	11/5/2027	26,505	26,023	25,511	0.4%
QAD, Inc.(10)(24)(25)(28)	First lien senior secured revolving loan	L + 6.00%	11/5/2027	—	(61)	(129)	—%
Securonix, Inc.(10)(16)(28)	First lien senior secured loan	SR + 6.50%	4/5/2028	847	839	839	—%
Securonix, Inc.(10)(24)(25)(28)	First lien senior secured revolving loan	SR + 6.50%	4/5/2028	—	(1)	(2)	—%
Tahoe Finco, LLC(10)(11)(28)(30)	First lien senior secured loan	L + 6.00%	9/29/2028	123,256	122,127	120,173	2.1%
Tahoe Finco, LLC(10)(24)(25)(28)(30)	First lien senior secured revolving loan	L + 6.00%	10/1/2027	—	(81)	(231)	—%
Thunder Purchaser, Inc. (dba Vector Solutions)(10)(12)(28)	First lien senior secured loan	L + 5.75%	6/30/2028	64,477	63,907	62,864	1.1%
Thunder Purchaser, Inc. (dba Vector Solutions)(10)(24)(25)(26)(28)	First lien senior secured delayed draw term loan	L + 5.75%	8/17/2023	—	—	(164)	—%
Thunder Purchaser, Inc. (dba Vector Solutions)(10)(12)(24)(28)	First lien senior secured revolving loan	L + 5.75%	6/30/2027	1,316	1,284	1,220	—%
When I Work, Inc.(10)(28)	First lien senior secured loan	L + 7.00% PIK	11/2/2027	5,031	4,986	4,893	0.1%
When I Work, Inc.(10)(24)(25)(28)	First lien senior secured revolving loan	L + 6.00%	11/2/2027	—	(8)	(25)	—%
				1,470,240	1,451,029	1,443,495	25.1%
Leisure and entertainment
Troon Golf, L.L.C.(10)(13)(28)	First lien senior secured loan	L + 5.75%	8/5/2027	281,655	280,423	280,246	4.9%
Troon Golf, L.L.C.(10)(24)(25)(28)	First lien senior secured revolving loan	L + 6.00%	8/5/2026	—	(89)	(108)	—%
				281,655	280,334	280,138	4.9%
Manufacturing
Gloves Buyer, Inc. (dba Protective Industrial Products)(10)(28)	Second lien senior secured loan	L + 8.25%	12/29/2028	29,250	28,618	28,592	0.5%

Owl Rock Capital Corporation
Consolidated Schedule of Investments
As of June 30, 2022
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(4)(8)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(2)(3)	Fair Value	Percentage of Net Assets
Ideal Tridon Holdings, Inc.(10)(12)(28)	First lien senior secured loan	L + 5.25%	7/31/2024	52,700	52,355	52,700	0.9%
Ideal Tridon Holdings, Inc.(10)(24)(25)(28)	First lien senior secured revolving loan	L + 5.25%	7/31/2023	—	(3)	—	—%
MHE Intermediate Holdings, LLC (dba OnPoint Group)(10)(13)(28)	First lien senior secured loan	L + 6.00%	7/21/2027	182,695	181,097	178,585	3.1%
MHE Intermediate Holdings, LLC (dba OnPoint Group)(10)(24)(25)(28)	First lien senior secured revolving loan	L + 5.75%	7/21/2027	—	(131)	(350)	—%
PHM Netherlands Midco B.V. (dba Loparex)(10)(11)(28)	First lien senior secured loan	L + 4.50%	7/31/2026	782	739	747	—%
PHM Netherlands Midco B.V. (dba Loparex)(10)(12)(28)	Second lien senior secured loan	L + 8.75%	7/30/2027	112,000	106,338	108,360	1.9%
Safety Products/JHC Acquisition Corp. (dba Justrite Safety Group)(10)(11)(28)	First lien senior secured loan	L + 4.50%	6/29/2026	13,851	13,767	13,298	0.2%
Sonny's Enterprises LLC(10)(11)(28)	First lien senior secured loan	L + 6.75%	8/5/2026	231,082	227,797	231,082	4.1%
Sonny's Enterprises LLC(10)(11)(24)(28)	First lien senior secured revolving loan	L + 6.75%	8/5/2025	5,134	4,911	5,134	0.1%
				627,494	615,488	618,148	10.8%
Oil and gas
Project Power Buyer, LLC (dba PEC-Veriforce)(10)(12)(28)	First lien senior secured loan	L + 6.00%	5/14/2026	44,861	44,478	44,861	0.8%
Project Power Buyer, LLC (dba PEC-Veriforce)(10)(24)(25)(28)	First lien senior secured revolving loan	L + 6.00%	5/14/2025	—	(19)	—	—%
Zenith Energy U.S. Logistics Holdings, LLC(10)(12)(28)	First lien senior secured loan	L + 5.50%	12/20/2024	64,476	63,844	64,154	1.1%
				109,337	108,303	109,015	1.9%
Professional services
AmSpec Group, Inc. (fka AmSpec Services Inc.)(10)(12)(28)	First lien senior secured loan	L + 5.75%	7/2/2024	109,695	108,912	108,324	1.9%
AmSpec Group, Inc. (fka AmSpec Services Inc.)(10)(18)(24)(28)	First lien senior secured revolving loan	P + 3.75%	7/2/2024	2,579	2,495	2,399	—%
Apex Group Treasury, LLC(10)(12)(28)(30)	Second lien senior secured loan	L + 6.75%	7/27/2029	19,000	18,827	18,240	0.3%
Apex Group Treasury, LLC(10)(24)(25)(26)(28)(30)	Second lien senior secured delayed draw term loan	L + 6.75%	10/31/2022	—	—	(503)	—%
Apex Service Partners, LLC(10)(16)(24)(26)(28)	First lien senior secured delayed draw term loan	SR + 5.50%	10/23/2023	462	452	451	—%
Apex Service Partners, LLC(10)(24)(28)	First lien senior secured revolving loan	SR + 5.25%	7/31/2025	10	9	9	—%
Gerson Lehrman Group, Inc.(10)(13)(28)	First lien senior secured loan	L + 5.25%	12/12/2024	136,255	135,647	135,574	2.4%
Gerson Lehrman Group, Inc.(10)(24)(25)(28)	First lien senior secured revolving loan	L + 5.25%	12/12/2024	—	(88)	(108)	—%
Guidehouse Inc.(10)(11)(28)	First lien senior secured loan	L + 5.50%	10/16/2028	4,626	4,584	4,510	0.1%
Relativity ODA LLC(10)(11)(28)	First lien senior secured loan	L + 7.50% PIK	5/12/2027	79,587	78,656	78,393	1.4%
Relativity ODA LLC(10)(24)(25)(28)	First lien senior secured revolving loan	L + 6.50%	5/12/2027	—	(89)	(110)	—%
				352,214	349,405	347,179	6.1%
Specialty retail

Owl Rock Capital Corporation
Consolidated Schedule of Investments
As of June 30, 2022
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(4)(8)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(2)(3)	Fair Value	Percentage of Net Assets
Galls, LLC(10)(12)(28)	First lien senior secured loan	L + 6.75% (incl. 0.50% PIK)	1/31/2025	112,866	112,100	107,222	1.9%
Galls, LLC(10)(12)(24)(28)	First lien senior secured revolving loan	L + 6.75%	1/31/2024	12,833	12,575	11,213	0.2%
Milan Laser Holdings LLC(10)(11)(28)	First lien senior secured loan	L + 5.00%	4/27/2027	24,177	23,977	23,875	0.4%
Milan Laser Holdings LLC(10)(24)(25)(28)	First lien senior secured revolving loan	L + 5.00%	4/27/2026	—	(16)	(26)	—%
Notorious Topco, LLC (dba Beauty Industry Group)(10)(13)(28)	First lien senior secured loan	L + 6.50%	11/22/2027	109,908	108,395	108,259	1.9%
Notorious Topco, LLC (dba Beauty Industry Group)(10)(24)(25)(26)(28)	First lien senior secured delayed draw term loan	L + 6.50%	11/23/2023	—	(90)	(40)	—%
Notorious Topco, LLC (dba Beauty Industry Group)(10)(13)(24)(28)	First lien senior secured revolving loan	L + 6.50%	5/24/2027	4,150	4,022	4,007	0.1%
The Shade Store, LLC(10)(12)(28)	First lien senior secured loan	L + 6.00%	10/13/2027	9,045	8,944	8,774	0.2%
The Shade Store, LLC(10)(24)(28)	First lien senior secured revolving loan	L + 6.00%	10/13/2026	455	445	427	—%
				273,434	270,352	263,711	4.7%
Transportation
Lazer Spot G B Holdings, Inc.(10)(13)(28)	First lien senior secured loan	L + 5.75%	12/9/2025	143,331	141,788	143,331	2.5%
Lazer Spot G B Holdings, Inc.(10)(18)(24)(28)	First lien senior secured revolving loan	P + 4.75%	12/9/2025	5,903	5,638	5,903	0.1%
Lytx, Inc.(10)(11)(28)	First lien senior secured loan	L + 6.75%	2/27/2026	71,369	70,574	70,298	1.2%
Motus Group, LLC(10)(11)(28)	Second lien senior secured loan	L + 6.50%	12/10/2029	10,810	10,707	10,485	0.2%
				231,413	228,707	230,017	4.0%
Total non-controlled/non-affiliated portfolio company debt investments				$11,652,723	$11,501,980	$11,258,007	197.2%

Equity Investments
Aerospace and defense
Space Exploration Technologies Corp.(28)(29)(32)	Class A Common Stock	N/A	N/A	4,661	2,557	3,262	0.1%
Space Exploration Technologies Corp.(28)(29)(32)	Class C Common Stock	N/A	N/A	936	446	655	—%
					3,003	3,917	0.1%
Automotive
CD&R Value Building Partners I, L.P. (dba Belron)(28)(29)(30)(32)	LP Interest	N/A	N/A	33,000	33,108	30,172	0.5%
Metis HoldCo, Inc. (dba Mavis Tire Express Services)(23)(28)(29)	Series A Convertible Preferred Stock	7.00% PIK	N/A	162,203	157,695	150,443	2.6%
					190,803	180,615	3.1%
Buildings and real estate
Associations Finance, Inc.(23)(28)(29)	Preferred Stock	12.00% PIK	N/A	54,800,000	53,300	53,293	0.9%
Dodge Contruction Network Holdings, LP(29)(32)	Class A-2 Common Units	N/A	N/A	2,181,629	1,859	1,855	—%
Dodge Contruction Network Holdings, LP(23)(29)	Series A Preferred Units	8.25% PIK	N/A	—	45	45	—%
					55,204	55,193	0.9%
Business services

Owl Rock Capital Corporation
Consolidated Schedule of Investments
As of June 30, 2022
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(4)(8)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(2)(3)	Fair Value	Percentage of Net Assets
Denali Holding, LP (dba Summit Companies)(28)(29)(32)	Class A Units	N/A	N/A	337,459	3,431	4,463	0.1%
Hercules Buyer, LLC (dba The Vincit Group)(28)(29)(32)(34)	Common Units	N/A	N/A	2,190,000	2,192	2,192	—%
Knockout Intermediate Holdings I Inc. (dba Kaseya)(23)(28)(29)	Perpetual Preferred Stock	11.75% PIK	N/A	14,000	13,651	13,650	0.2%
					19,274	20,305	0.3%
Consumer Products
ASP Conair Holdings LP(9)(28)(29)(32)	Class A Units	N/A	N/A	60,714	6,071	3,792	0.1%
					6,071	3,792	0.1%
Financial services
Blend Labs, Inc.(5)(28)(32)	Common stock	N/A	N/A	72,317	1,000	171	—%
Blend Labs, Inc.(28)(29)(32)	Warrants	N/A	N/A	179,529	975	30	—%
					1,975	201	—%
Food and beverage
H-Food Holdings, LLC(9)(28)(29)(32)	LLC Interest	N/A	N/A	10,875	10,875	11,318	0.2%
Hissho Sushi Holdings, LLC(9)(28)(29)(32)	Class A units	N/A	N/A	7,502	75	75	—%
					10,950	11,393	0.2%
Healthcare equipment and services
KPCI Holdings, L.P.(28)(29)(32)	Class A Units	N/A	N/A	32,285	32,285	32,111	0.6%
Maia Aggregator, LP(28)(29)(32)	Class A-2 Units	N/A	N/A	168,539	169	169	—%
Patriot Holdings SCSp (dba Corza Health, Inc.)(23)(28)(29)(30)	Class A Units	8.00% PIK	N/A	7,942	7,942	7,942	0.1%
Patriot Holdings SCSp (dba Corza Health, Inc.)(28)(29)(30)(32)	Class B Units	N/A	N/A	16	18	1,109	—%
Rhea Acquisition Holdings, LP(9)(28)(29)(32)	Series A-2 Units	N/A	N/A	119,048	119	119	—%
					40,533	41,450	0.7%
Healthcare providers and services
KOBHG Holdings, L.P. (dba OB Hospitalist)(28)(29)(32)	Class A Interests	N/A	N/A	6,670	6,670	5,625	0.1%
					6,670	5,625	0.1%
Healthcare technology
BEHP Co-Investor II, L.P.(28)(29)(30)(32)	Common Equity	N/A	N/A	1,269,969	1,273	1,270	—%
WP Irving Co-Invest, L.P.(28)(29)(30)(32)	Common Equity	N/A	N/A	1,250,000	1,250	1,250	—%
Minerva Holdco, Inc.(23)(28)(29)	Series A Preferred Stock	10.75% PIK	N/A	7,285	7,150	6,702	0.1%
					9,673	9,222	0.1%
Household products
Evology LLC(28)(29)(32)	Class B Units	N/A	N/A	351	1,680	1,680	—%
					1,680	1,680	—%
Human resource support services
Sunshine Software Holdings, Inc. (dba Cornerstone OnDemand, Inc.)(23)(28)(29)	Series A Preferred Stock	10.50% PIK	N/A	41,413	40,507	35,616	0.6%
					40,507	35,616	0.6%
Insurance
Evolution Parent, LP (dba SIAA)(9)(28)(29)(32)	LP Interest	N/A	N/A	42,838	4,284	4,284	0.1%
GrowthCurve Capital Sunrise Co-Invest LP (dba Brightway)(9)(28)(29)(32)	LP Interest	N/A	N/A	632	633	632	—%
Norvax, LLC (dba GoHealth)(5)(9)(28)(32)	Common Stock	N/A	N/A	1,021,885	5,232	611	—%

Owl Rock Capital Corporation
Consolidated Schedule of Investments
As of June 30, 2022
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(4)(8)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(2)(3)	Fair Value	Percentage of Net Assets
PCF Holdco, LLC (dba PCF Insurance Services)(9)(28)(29)(32)	Class A Units	N/A	N/A	11,028	27,968	34,911	0.6%
PCF Holdco, LLC (dba PCF Insurance Services)(9)(28)(29)(32)	Class A Warrants	N/A	N/A	3,744	9,496	11,863	0.2%
					47,613	52,301	0.9%
Internet and software services
BCTO WIW Holdings, Inc. (dba When I Work)(28)(29)(32)	Class A Common Stock	N/A	N/A	13	1,300	984	—%
Brooklyn Lender Co-Invest 2, L.P. (dba Boomi)(28)(29)(32)	Common Units	N/A	N/A	7,503,843	7,504	6,344	0.1%
Insight CP (Blocker) Holdings, L.P. (dba CivicPlus, LLC)(28)(29)(30)(32)	LP Interest	N/A	N/A	—	1,230	1,230	—%
MessageBird Holding B.V.(28)(29)(30)(32)	Extended Series C Warrants	N/A	N/A	122,890	753	255	—%
Alpine-22(28)(29)(30)(32)	LP Interest	N/A	N/A	10,000	10,006	10,000	0.2%
Thunder Topco L.P. (dba Vector Solutions)(28)(29)(32)	Common Units	N/A	N/A	3,829,614	3,830	3,500	0.1%
VEPF Torreys Aggregator, LLC (dba MINDBODY, Inc.)(23)(28)(29)	Series A Preferred Stock	6.00% PIK	N/A	21,250	21,891	20,613	0.4%
WMC Bidco, Inc. (dba West Monroe)(23)(28)(29)	Senior Preferred Stock	11.25% PIK	N/A	17,929	17,517	16,405	0.3%
					64,031	59,331	1.1%
Manufacturing
Gloves Holdings, LP (dba Protective Industrial Products)(28)(29)(32)	LP Interest	N/A	N/A	3,250	3,250	3,478	0.1%
Windows Entities(9)(28)(29)(30)(32)(33)	LLC Units	N/A	N/A	31,826	56,944	103,561	1.8%
					60,194	107,039	1.9%
Total non-controlled/non-affiliated portfolio company equity investments					$558,181	$587,680	10.1%
Total non-controlled/non-affiliated portfolio company investments					$12,060,161	$11,845,687	207.3%

Controlled/affiliated portfolio company investments
Debt Investments
Advertising and media
Swipe Acquisition Corporation (dba PLI)(10)(11)(27)(28)	First lien senior secured loan	L + 8.00%	6/28/2024	50,045	49,451	49,544	0.9%
Swipe Acquisition Corporation (dba PLI)(10)(12)(24)(26)(27)(28)	First lien senior secured delayed draw term loan	L + 8.00%	12/31/2022	14,902	14,902	14,691	0.3%
Swipe Acquisition Corporation (dba PLI)(10)(24)(27)(28)	Letter of Credit	L + 8.00%	6/28/2024	—	2	—	—%
				64,947	64,355	64,235	1.2%
Distribution
PS Operating Company LLC (fka QC Supply, LLC)(10)(12)(27)	First lien senior secured loan	L + 6.00%	12/31/2024	13,241	12,976	12,711	0.2%
PS Operating Company LLC (fka QC Supply, LLC)(10)(12)(24)(27)	First lien senior secured revolving loan	L + 6.00%	12/31/2024	3,641	3,518	3,443	0.1%
				16,882	16,494	16,154	0.3%
Total controlled/affiliated portfolio company debt investments				$81,829	$80,849	$80,389	1.5%

Equity Investments
Advertising and media

Owl Rock Capital Corporation
Consolidated Schedule of Investments
As of June 30, 2022
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(4)(8)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(2)(3)	Fair Value	Percentage of Net Assets
New PLI Holdings, LLC (dba PLI)(27)(28)(29)(32)	Class A Common Units	N/A	N/A	86,745	48,007	64,717	1.1%
					48,007	64,717	1.1%
Distribution
PS Op Holdings LLC (fka QC Supply, LLC)(27)(29)(32)	Class A Common Units	N/A	N/A	248,271	4,300	4,300	0.1%
					4,300	4,300	0.1%
Financial services
Wingspire Capital Holdings LLC(9)(24)(27)(29)(32)	LLC Interest	N/A	N/A	329,735	329,735	371,181	6.5%
					329,735	371,181	6.5%
Investment funds and vehicles
ORCC Senior Loan Fund LLC (fka Sebago Lake LLC)(7)(9)(27)(29)(30)(32)	LLC Interest	N/A	N/A	313,589	313,589	281,852	4.9%
					313,589	281,852	4.9%
Total controlled/affiliated portfolio company equity investments					$695,631	$722,050	12.6%
Total controlled/affiliated portfolio company investments					$776,480	$802,439	14.1%
Total Investments					$12,836,641	$12,648,126	221.4%

	Interest Rate Swaps as of June 30, 2022
	Company Receives	Company Pays	Maturity Date	Notional Amount	Hedged Instrument	Footnote Reference
Interest rate swap	5.25%	L + 2.937%	4/10/2024	400,000	2024 Notes	Note 6
Interest rate swap	2.63%	L + 1.655%	1/15/2027	500,000	2027 Notes	Note 6
Total				900,000
_______________
(1)Certain portfolio company investments are subject to contractual restrictions on sales.
(2)The amortized cost represents the original cost adjusted for the amortization or accretion of premium or discount , as applicable, on debt investments using the effective interest method.
(3)As of June 30, 2022, the net estimated unrealized loss for U.S. federal income tax purposes was $296.1 million based on a tax cost basis of $12.9 billion. As of June 30, 2022, the estimated aggregate gross unrealized loss for U.S. federal income tax purposes was $433.2 million and the estimated aggregate gross unrealized gain for U.S. federal income tax purposes was $137.1 million.
(4)Unless otherwise indicated, all investments are considered Level 3 investments.
(5)Level 1 investment.
(6)Level 2 investment.
(7)Investment measured at net asset value (“NAV”).
(8)Unless otherwise indicated, the Company’s portfolio companies are pledged as collateral supporting the amounts outstanding under the Revolving Credit Facility, SPV Asset Facilities and CLOs. See Note 6 “Debt”.
(9)Investment is not pledged as collateral for the credit facilities.
(10)Loan contains a variable rate structure and may be subject to an interest rate floor. Variable rate loans bear interest at a rate that may be determined by reference to either the London Interbank Offered Rate (“LIBOR” or “L”, which can include one-, three-, six- or twelve- month LIBOR), Secured Overnight Financing Rate ("SOFR" or "SR," which can include one-, three- or six- month SOFR), Euro Interbank Offered Rate (“EURIBOR”), Great Britain Pound London Interbank Offered Rate (“GBPLIBOR” or “G”, which can include three- or six-month GBPLIBOR), SONIA ("SONIA” or "SA") or an alternate base rate (which can include the Federal Funds Effective Rate or the Prime Rate), at the borrower’s option, and which reset periodically based on the terms of the loan agreement.
(11)The interest rate on these loans is subject to 1 month LIBOR, which as of June 30, 2022 was 1.79%.
(12)The interest rate on these loans is subject to 3 month LIBOR, which as of June 30, 2022 was 2.29%.
(13)The interest rate on these loans is subject to 6 month LIBOR, which as of June 30, 2022 was 2.94%.
(14)The interest rate on these loans is subject to 12 month LIBOR, which as of June 30, 2022 was 3.62%.
(15)The interest rate on these loans is subject to 1 month SOFR, which as of June 30, 2022 was 1.69%.
(16)The interest rate on these loans is subject to 3 month SOFR, which as of June 30, 2022 was 2.12%.
(17)The interest rate on these loans is subject to 6 month SOFR, which as of June 30, 2022 was 2.63%.
(18)The interest rate on these loans is subject to Prime, which as of June 30, 2022 was 4.75%.
(19)The interest rate on this loan is subject to 3 month EURIBOR, which as of June 30, 2022 was (0.20)%.
(20)The interest rate on this loan is subject to 6 month EURIBOR, which as of June 30, 2022 was 0.15%.
(21)The interest rate on this loan is subject to 6 month GBPLIBOR, which as of June 30, 2022 was 2.26%.
(22)The interest rate on this loan is subject to 3 month SONIA, which as of June 30, 2022 was 1.55%.

Owl Rock Capital Corporation
Consolidated Schedule of Investments
As of June 30, 2022
(Amounts in thousands, except share amounts)
(Unaudited)
(23)Contains a fixed-rate structure.
(24)Position or portion thereof is an unfunded loan or equity commitment. See Note 7 “Commitments and Contingencies”.
(25)The negative cost is the result of the capitalized discount being greater than the principal amount outstanding on the loan. The negative fair value is the result of the capitalized discount on the loan.
(26)The date disclosed represents the commitment period of the unfunded term loan. Upon expiration of the commitment period, the funded portion of the term loan may be subject to a longer maturity date.
(27)As defined in the 1940 Act, the Company is deemed to be both an “Affiliated Person” and has “Control” of this portfolio company as the Company owns more than 25% of the portfolio company’s outstanding voting securities or has the power to exercise control over management or policies of such portfolio company (including through a management agreement). The Company’s investment in affiliates for the period ended June 30, 2022, were as follows:

($ in thousands)	Fair value as of December 31, 2021	Gross Additions (a)	Gross Reductions(b)	Change in Unrealized Gains (Losses)	Fair value as of June 30, 2022	Interest Income	Dividend Income	Other Income
Controlled Affiliates
ORCC Senior Loan Fund LLC (fka Sebago Lake LLC)(c)	$247,061	$86,624	$(22,750)	$(29,083)	$281,852	$—	$13,660	$—
PS Operating Company LLC (fka QC Supply, LLC)	19,495	1,680	(335)	(386)	20,454	585	—	5
Swipe Acquisition Corporation (dba PLI)	108,061	4,137	—	16,754	128,952	3,042	6,673	320
Wingspire Capital Holdings LLC	242,163	156,697	(25,000)	(2,679)	371,181	—	18,500	—
Total Controlled Affiliates	$616,780	$249,138	$(48,085)	$(15,394)	$802,439	$3,627	$38,833	$325
________________
(a)Gross additions may include increases in the cost basis of investments resulting from new investments, amounts related to payment-in-kind (“PIK”) interest capitalized and added to the principal balance of the respective loans, the accretion of discounts, the exchange of one or more existing investments for one or more new investments and the movement at fair value of an existing portfolio company into this controlled affiliated category from a different category.
(b)Gross reductions may include decreases in the cost basis of investments resulting from principal collections related to investment repayments and sales, return of capital, the amortization of premiums and the exchange of one or more existing securities for one or more new securities.
(c)For further description of the Company's investment in ORCC Senior Loan Fund LLC (fka Sebago Lake LLC), see Note 4 "Investments."

(28)Represents co-investment made with the Company’s affiliates in accordance with the terms of the exemptive relief that the Company received from the U.S. Securities and Exchange Commission. See Note 3 “Agreements and Related Party Transactions.”
(29)Securities acquired in transactions exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”) and may be deemed to be “restricted securities” under the Securities Act. As of June 30, 2022, the aggregate fair value of these securities is $1.3 billion or 22.9% of the Company’s net assets. The acquisition dates of the restricted securities are as follows:

Portfolio Company	Investment	Acquisition Date
ASP Conair Holdings LP	Class A Units	May 17, 2021
Associations Finance, Inc.	Preferred Stock	June 10, 2022
BCTO WIW Holdings, Inc. (dba When I Work)	Class A Common Stock	November 2, 2021
BEHP Co-Investor II, L.P.	Common Equity	May 11, 2022
WP Irving Co-Invest, L.P.	Common Equity	May 18, 2022
Blend Labs, Inc.	Warrants	July 2, 2021
Brooklyn Lender Co-Invest 2, L.P. (dba Boomi)	Common Units	October 1, 2021
CD&R Value Building Partners I, L.P. (dba Belron)	LP Interest	December 2, 2021
Denali Holding, LP (dba Summit Companies)	Class A Units	September 15, 2021
Dodge Contruction Network Holdings, LP	Class A-2 Common Units	February 23, 2022
Dodge Contruction Network Holdings, LP	Series A Preferred Units	February 23, 2022

Owl Rock Capital Corporation
Consolidated Schedule of Investments
As of June 30, 2022
(Amounts in thousands, except share amounts)
(Unaudited)

Portfolio Company	Investment	Acquisition Date
Evology LLC	Class B Units	January 24, 2022
Evolution Parent, LP (dba SIAA)	LP Interest	April 30, 2021
Gloves Holdings, LP (dba Protective Industrial Products)	LP Interest	December 29, 2020
GrowthCurve Capital Sunrise Co-Invest LP (dba Brightway)	LP Interest	December 16, 2021
Hercules Buyer, LLC (dba The Vincit Group)	Common Units	December 15, 2020
H-Food Holdings, LLC	LLC Interest	November 23, 2018
Hissho Sushi Holdings, LLC	Class A units	May 17, 2022
Insight CP (Blocker) Holdings, L.P. (dba CivicPlus, LLC)	LP Interest	June 8, 2022
Knockout Intermediate Holdings I Inc. (dba Kaseya)	Perpetual Preferred Stock	June 23, 2022
KOBHG Holdings, L.P. (dba OB Hospitalist)	Class A Interests	September 27, 2021
KPCI Holdings, L.P.	Class A Units	November 30, 2020
Maia Aggregator, LP	Class A-2 Units	February 1, 2022
MessageBird Holding B.V.	Extended Series C Warrants	May 5, 2021
Metis HoldCo, Inc. (dba Mavis Tire Express Services)	Series A Convertible Preferred Stock	May 4, 2021
Minerva Holdco, Inc.	Series A Preferred Stock	February 15, 2022
New PLI Holdings, LLC (dba PLI)	Class A Common Units	December 23, 2020
ORCC Senior Loan Fund LLC (fka Sebago Lake LLC)*	LLC Interest	June 20, 2017
Patriot Holdings SCSp (dba Corza Health, Inc.)	Class A Units	January 29, 2021
Patriot Holdings SCSp (dba Corza Health, Inc.)	Class B Units	January 29, 2021
PCF Holdco, LLC (dba PCF Insurance Services)	Class A Units	November 1, 2021
PCF Holdco, LLC (dba PCF Insurance Services)	Class A Warrants	November 1, 2021
Alpine-22	LP Interest	June 10, 2022
PS Op Holdings LLC (fka QC Supply, LLC)	Class A Common Units	December 21, 2021
Rhea Acquisition Holdings, LP	Series A-2 Units	February 18, 2022
Space Exploration Technologies Corp.	Class A Common Stock	March 25, 2021
Space Exploration Technologies Corp.	Class C Common Stock	March 25, 2021
Sunshine Software Holdings, Inc. (dba Cornerstone OnDemand, Inc.)	Series A Preferred Stock	October 15, 2021
Thunder Topco L.P. (dba Vector Solutions)	Common Units	June 30, 2021
VEPF Torreys Aggregator, LLC (dba MINDBODY, Inc.)	Series A Preferred Stock	October 15, 2021
Windows Entities	LLC Units	January 16, 2020
Wingspire Capital Holdings LLC**	LLC Interest	September 24, 2019
WMC Bidco, Inc. (dba West Monroe)	Senior Preferred Stock	November 9, 2021
* Refer to Note 4 “Investments – ORCC Senior Loan Fund LLC,” for further information.
** Refer to Note 3 “Agreements and Related Party Transactions – Controlled/Affiliated Portfolio Companies”.

(30)This portfolio company is not a qualifying asset under Section 55(a) of the Investment Company Act of 1940, as amended (the “1940 Act”). Under the 1940 Act, the Company may not acquire any non-qualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of total assets. As of June 30, 2022, non-qualifying assets represented 11.8% of total assets as calculated in accordance with the regulatory requirements.
(31)Loan was on non-accrual status as of June 30, 2022.
(32)Investment is non-income producing.
(33)Investment represents multiple underlying investments, including Midwest Custom Windows, LLC, Greater Toronto Custom Windows, Corp., Garden State Custom Windows, LLC, Long Island Custom Windows, LLC, Jemico, LLC and Atlanta Custom Windows, LLC. Greater Toronto Custom Windows, Corp. is considered a non-qualifying asset, with a fair value of $8.0 million as of June 30, 2022.
(34)We invest in this portfolio company through underlying blocker entities Hercules Blocker 1 LLC, Hercules Blocker 2 LLC, Hercules Blocker 3 LLC, Hercules Blocker 4 LLC, and Hercules Blocker 5 LLC.

Owl Rock Capital Corporation
Consolidated Schedule of Investments
As of June 30, 2022
(Amounts in thousands, except share amounts)
(Unaudited)
The accompanying notes are an integral part of these consolidated financial statements.

Owl Rock Capital Corporation
Consolidated Schedule of Investments
As of December 31, 2021
(Amounts in thousands, except share amounts)

Company(1)(4)(7)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(2)(3)	Fair Value	Percentage of Net Assets
Non-controlled/non-affiliated portfolio company investments
Debt Investments
Advertising and media
Global Music Rights, LLC(9)(12)(25)	First lien senior secured loan	L + 5.75%	8/28/2028	7,500	7,356	7,350	0.1%
Global Music Rights, LLC(9)(21)(22)(25)	First lien senior secured revolving loan	L + 5.75%	8/27/2027	—	(13)	(13)	—%
				7,500	7,343	7,337	0.1%
Aerospace and defense
Aviation Solutions Midco, LLC (dba STS Aviation)(9)(12)(25)	First lien senior secured loan	L + 7.25%	1/3/2025	214,643	212,314	202,838	3.4%
Peraton Corp.(9)(10)(25)	Second lien senior secured loan	L + 7.75%	2/1/2029	47,500	46,840	47,263	0.8%
Valence Surface Technologies LLC(9)(13)(25)	First lien senior secured loan	L + 6.75% (incl. 1.00% PIK)	6/28/2025	121,823	120,674	110,249	1.9%
Valence Surface Technologies LLC(9)(12)(21)(25)	First lien senior secured revolving loan	L + 6.75% (incl. 1.00% PIK)	6/28/2025	9,984	9,897	9,031	0.2%
				393,950	389,725	369,381	6.3%
Buildings and real estate
Associations, Inc.(9)(12)(25)	First lien senior secured loan	L + 6.50% (incl. 2.50% PIK)	7/2/2027	452,630	448,461	448,102	7.5%
Associations, Inc.(9)(21)(22)(25)	First lien senior secured revolving loan	L + 6.50%	7/2/2027	—	(302)	(329)	—%
Dodge Data & Analytics LLC(9)(12)(25)	First lien senior secured loan	L + 7.50%	4/14/2026	32,561	31,987	33,538	0.6%
Dodge Data & Analytics LLC(9)(21)(22)(25)	First lien senior secured revolving loan	L + 7.50%	4/14/2026	—	(32)	—	—%
REALPAGE, INC.(9)(10)(25)	Second lien senior secured loan	L + 6.50%	4/23/2029	34,500	34,017	34,897	0.6%
Reef Global Acquisition LLC (fka Cheese Acquisition, LLC)(9)(13)(25)	First lien senior secured loan	L + 6.00% (incl. 1.25% PIK)	11/28/2024	134,585	133,921	128,528	2.2%
Imperial Parking Canada(9)(16)(25)	First lien senior secured loan	C + 6.00% (incl. 1.25% PIK)	11/28/2024	27,966	26,705	26,707	0.4%
Reef Global Acquisition LLC (fka Cheese Acquisition, LLC)(9)(10)(21)(25)	First lien senior secured revolving loan	L + 4.75%	11/28/2023	10,987	10,982	10,251	0.2%
				693,229	685,739	681,694	11.5%
Business services
Access CIG, LLC(9)(10)(25)	Second lien senior secured loan	L + 7.75%	2/27/2026	58,760	58,343	58,466	1.0%
CIBT Global, Inc.(9)(12)(25)(28)	First lien senior secured loan	L + 5.25% (incl. 4.25% PIK)	6/3/2024	856	629	531	—%
CIBT Global, Inc.(9)(14)(25)(28)	Second lien senior secured loan	L + 7.75% (incl. 6.75% PIK)	12/1/2025	63,678	26,745	15,919	0.3%

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

Owl Rock Capital Corporation
Consolidated Schedule of Investments
As of December 31, 2021
(Amounts in thousands, except share amounts)

Company(1)(4)(7)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(2)(3)	Fair Value	Percentage of Net Assets
Interoperability Bidco, Inc.(9)(21)(22)(25)	First lien senior secured revolving loan	L + 5.75%	6/25/2024	—	(25)	—	—%
				601,160	590,285	592,111	10.0%
Household products
HGH Purchaser, Inc. (dba Horizon Services)(9)(12)(25)	First lien senior secured loan	L + 5.75%	11/3/2025	108,230	106,916	107,418	1.8%
HGH Purchaser, Inc. (dba Horizon Services)(9)(11)(21)(23)(25)	First lien senior secured delayed draw term loan	L + 5.75%	2/10/2023	33,699	33,376	33,429	0.6%
HGH Purchaser, Inc. (dba Horizon Services)(9)(12)(21)(25)	First lien senior secured revolving loan	L + 5.75%	11/3/2025	2,689	2,596	2,616	—%
Walker Edison Furniture Company LLC(9)(12)(25)	First lien senior secured loan	L + 8.75% (incl. 3.00% PIK)	3/31/2027	84,258	84,258	80,047	1.3%
				228,876	227,146	223,510	3.7%
Human resource support services
Cornerstone OnDemand, Inc.(9)(13)(25)	Second lien senior secured loan	L + 6.50%	10/15/2029	115,833	114,128	114,096	1.9%
IG Investments Holdings, LLC (dba Insight Global)(9)(12)(25)	First lien senior secured loan	L + 6.00%	9/22/2028	50,898	49,915	50,008	0.8%
IG Investments Holdings, LLC (dba Insight Global)(9)(12)(21)(25)	First lien senior secured revolving loan	L + 6.00%	9/22/2027	1,987	1,911	1,917	—%
				168,718	165,954	166,021	2.7%
Infrastructure and environmental services
FR Arsenal Holdings II Corp. (dba Applied-Cleveland Holdings, Inc.)(9)(13)	First lien senior secured loan	L + 7.50%	9/8/2022	118,253	118,545	112,932	1.9%
LineStar Integrity Services LLC(9)(13)(25)	First lien senior secured loan	L + 7.25%	2/12/2024	82,714	82,413	72,788	1.2%
				200,967	200,958	185,720	3.1%
Insurance
Alera Group, Inc.(9)(10)(25)	First lien senior secured loan	L + 5.50%	10/2/2028	43,036	42,097	42,068	0.7%
Alera Group, Inc.(9)(10)(21)(23)(25)	First lien senior secured delayed draw term loan	L + 5.50%	10/2/2023	11,825	11,560	11,554	0.2%
Ardonagh Midco 3 PLC(9)(13)(25)(27)	First lien senior secured USD delayed draw term loan	L + 5.50%	7/14/2026	26,784	26,269	26,784	0.5%
Ardonagh Midco 3 PLC(9)(18)(25)(27)	First lien senior secured loan	E + 6.75%	7/14/2026	10,388	10,013	10,388	0.2%
Ardonagh Midco 3 PLC(9)(19)(25)(27)	First lien senior secured GBP term loan	S + 6.75%	7/14/2026	117,374	106,703	117,374	2.0%
Ardonagh Midco 3 PLC(9)(21)(23)(25)(27)	First lien senior secured GBP delayed draw term loan	L + 5.50%	8/19/2023	—	—	—	—%
Ardonagh Midco 2 PLC(20)(25)(27)	Unsecured notes	12.75% PIK	1/15/2027	10,527	10,451	11,620	0.2%

Owl Rock Capital Corporation
Consolidated Schedule of Investments
As of December 31, 2021
(Amounts in thousands, except share amounts)

Company(1)(4)(7)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(2)(3)	Fair Value	Percentage of Net Assets
Brightway Holdings, LLC(9)(12)(25)	First lien senior secured loan	L + 6.50%	12/16/2027	26,842	26,509	26,507	0.4%
Brightway Holdings, LLC(9)(21)(22)	First lien senior secured revolving loan	L + 6.50%	12/16/2027	—	(39)	(39)	—%
Evolution BuyerCo, Inc. (dba SIAA)(9)(12)(25)	First lien senior secured loan	L + 6.25%	4/28/2028	143,150	141,253	141,360	2.4%
Evolution BuyerCo, Inc. (dba SIAA)(9)(21)(22)(25)	First lien senior secured revolving loan	L + 6.25%	4/30/2027	—	(135)	(134)	—%
Integrity Marketing Acquisition, LLC(9)(13)(25)	First lien senior secured loan	L + 5.75%	8/27/2025	218,876	216,446	218,876	3.7%
Integrity Marketing Acquisition, LLC(9)(21)(22)(25)	First lien senior secured revolving loan	L + 5.75%	8/27/2025	—	(135)	—	—%
Norvax, LLC (dba GoHealth)(9)(12)(25)	First lien senior secured loan	L + 6.50%	9/15/2025	77,376	75,139	77,763	1.3%
Norvax, LLC (dba GoHealth)(9)(10)(21)(25)	First lien senior secured revolving loan	L + 6.50%	9/13/2024	9,511	9,412	9,511	0.2%
Peter C. Foy & Associates Insurance Services, LLC (dba PCF Insurance Services)(9)(12)(25)	First lien senior secured loan	L + 6.00%	11/1/2028	108,430	107,368	107,347	1.8%
Peter C. Foy & Associates Insurance Services, LLC (dba PCF Insurance Services)(9)(13)(21)(23)(25)	First lien senior secured delayed draw term loan	L + 6.00%	5/1/2023	19,143	18,953	18,952	0.3%
Peter C. Foy & Associates Insurance Services, LLC (dba PCF Insurance Services)(9)(21)(22)(25)	First lien senior secured revolving loan	L + 6.00%	11/1/2027	—	(60)	(62)	—%
PCF Midco II, LLC (dba PCF Insurance Services)(20)(25)	First lien senior secured loan	9.00% PIK	10/31/2031	118,693	107,530	107,418	1.8%
TEMPO BUYER CORP. (dba Global Claims Services)(9)(12)(25)	First lien senior secured loan	L + 5.50%	8/28/2028	1,089	1,068	1,067	—%
TEMPO BUYER CORP. (dba Global Claims Services)(9)(21)(22)(23)(25)	First lien senior secured delayed draw term loan	L + 5.50%	8/26/2023	—	(3)	(3)	—%
TEMPO BUYER CORP. (dba Global Claims Services)(9)(21)(22)(25)	First lien senior secured revolving loan	L + 5.50%	8/28/2028	—	(3)	(3)	—%
THG Acquisition, LLC (dba Hilb)(9)(12)(25)	First lien senior secured loan	L + 5.75%	12/2/2026	75,513	74,093	74,569	1.3%
THG Acquisition, LLC (dba Hilb)(9)(21)(22)(25)	First lien senior secured revolving loan	L + 5.75%	12/2/2025	—	(151)	(107)	—%
USRP Holdings, Inc. (dba U.S. Retirement and Benefits Partners)(9)(12)(25)	First lien senior secured loan	L + 5.50%	7/23/2027	39,087	38,349	38,306	0.6%
USRP Holdings, Inc. (dba U.S. Retirement and Benefits Partners)(9)(12)(21)(22)(25)	First lien senior secured revolving loan	L + 5.50%	7/23/2027	71	(8)	(14)	—%

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

Owl Rock Capital Corporation
Consolidated Schedule of Investments
As of December 31, 2021
(Amounts in thousands, except share amounts)

Company(1)(4)(7)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(2)(3)	Fair Value	Percentage of Net Assets
Forescout Technologies, Inc.(9)(12)(25)	First lien senior secured loan	L + 9.50% PIK	8/17/2026	54,811	54,119	54,811	0.9%
Forescout Technologies, Inc.(9)(21)(22)(25)	First lien senior secured revolving loan	L + 8.50%	8/18/2025	—	(68)	—	—%
Genesis Acquisition Co. (dba Procare Software)(9)(12)(25)	First lien senior secured loan	L + 4.00%	7/31/2024	18,129	17,961	17,630	0.3%
Genesis Acquisition Co. (dba Procare Software)(9)(12)(25)	First lien senior secured revolving loan	L + 4.00%	7/31/2024	2,637	2,614	2,564	—%
GovBrands Intermediate, Inc.(9)(12)(25)	First lien senior secured loan	L + 5.50%	8/4/2027	10,658	10,407	10,392	0.2%
GovBrands Intermediate, Inc.(9)(10)(21)(23)(25)	First lien senior secured delayed draw term loan	L + 5.50%	8/4/2023	2,404	2,333	2,330	—%
GovBrands Intermediate, Inc.(9)(21)(22)(25)	First lien senior secured revolving loan	L + 5.50%	8/4/2027	—	(18)	(20)	—%
Granicus, Inc.(9)(12)(25)	First lien senior secured loan	L + 6.50%	1/29/2027	13,495	13,211	13,259	0.2%
Granicus, Inc.(9)(12)(21)(23)(25)	First lien senior secured delayed draw term loan	L + 6.50%	1/30/2023	1,535	1,498	1,501	—%
Granicus, Inc.(9)(21)(22)(25)	First lien senior secured revolving loan	L + 6.50%	1/29/2027	—	(24)	(21)	—%
H&F Opportunities LUX III S.À R.L (dba Checkmarx)(9)(13)(25)(27)	First lien senior secured loan	L + 7.50%	4/16/2026	51,567	50,388	51,567	0.9%
H&F Opportunities LUX III S.À R.L (dba Checkmarx)(9)(21)(22)(25)(27)	First lien senior secured revolving loan	L + 7.50%	4/16/2026	—	(348)	—	—%
Hyland Software, Inc.(9)(10)(25)	Second lien senior secured loan	L + 6.25%	7/7/2025	15,482	15,468	15,579	0.3%
IQN Holding Corp. (dba Beeline)(9)(13)(25)	First lien senior secured loan	L + 5.50%	8/20/2024	150,639	149,528	150,639	2.5%
IQN Holding Corp. (dba Beeline)(9)(21)(22)(25)	First lien senior secured revolving loan	L + 5.50%	8/21/2023	—	(111)	—	—%
Litera Bidco LLC(9)(10)(25)	First lien senior secured loan	L + 5.87%	5/29/2026	154,049	152,423	154,049	2.6%
Litera Bidco LLC(9)(10)(21)(23)(25)	First lien senior secured delayed draw term loan	L + 6.00%	10/29/2022	1,998	1,943	1,998	—%
Litera Bidco LLC(9)(21)(22)(25)	First lien senior secured revolving loan	L + 5.75%	5/29/2026	—	(44)	—	—%
MessageBird BidCo B.V.(9)(12)(25)(27)	First lien senior secured loan	L + 6.75%	4/29/2027	77,000	75,447	75,460	1.3%
MINDBODY, Inc.(9)(13)(25)	First lien senior secured loan	L + 8.50% (incl. 1.50% PIK)	2/14/2025	67,127	66,713	67,127	1.1%
MINDBODY, Inc.(9)(21)(22)(25)	First lien senior secured revolving loan	L + 7.00%	2/14/2025	—	(32)	—	—%
Ministry Brands Holdings, LLC(9)(12)(25)	First lien senior secured loan	L + 5.50%	12/29/2028	706	692	692	—%

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

Owl Rock Capital Corporation
Consolidated Schedule of Investments
As of December 31, 2021
(Amounts in thousands, except share amounts)

	Interest Rate Swaps as of December 31, 2021
	Company Receives	Company Pays	Maturity Date	Notional Amount	Hedged Instrument	Footnote Reference
Interest rate swap	5.25%	L + 2.937%	4/10/2024	400,000	2024 Notes	Note 6
Interest rate swap	2.63%	L + 1.655%	1/15/2027	500,000	2027 Notes	Note 6
Total				900,000
________________

(1)Certain portfolio company investments are subject to contractual restrictions on sales.
(2)The amortized cost represents the original cost adjusted for the amortization of discounts and premiums, as applicable, on debt investments using the effective interest method.
(3)As of December 31, 2021, the net estimated unrealized loss for U.S. federal income tax purposes was $36.8 million based on a tax cost basis of $12.8 billion. As of December 31, 2021, the estimated aggregate gross unrealized loss for U.S. federal income tax purposes was $217.6 million and the estimated aggregate gross unrealized gain for U.S. federal income tax purposes was $180.8 million.
(4)Unless otherwise indicated, all investments are considered Level 3 investments.
(5)Level 1 investment.
(6)Investment measured at net asset value (“NAV”).
(7)Unless otherwise indicated, the Company’s portfolio companies are pledged as collateral supporting the amounts outstanding under the Revolving Credit Facility, SPV Asset Facilities and CLOs. See Note 6 “Debt”.
(8)Investment is not pledged as collateral for the credit facilities.
(9)Loan contains a variable rate structure and may be subject to an interest rate floor. Variable rate loans bear interest at a rate that may be determined by reference to either the London Interbank Offered Rate (“LIBOR” or “L”, which can include one-, two-, three- or six-month LIBOR), Euro Interbank Offered Rate (“EURIBOR” or “E”, which can include one-, two-, three- or six-month EURIBOR), SONIA (“SONIA” or “S”), or an alternate base rate (which can include the Federal Funds Effective Rate or the Prime Rate), at the borrower’s option, and which reset periodically based on the terms of the loan agreement.
(10)The interest rate on these loans is subject to 1 month LIBOR, which as of December 31, 2021 was 0.10%.
(11)The interest rate on these loans is subject to 2 month LIBOR, which as of December 31, 2021 was 0.15%.
(12)The interest rate on these loans is subject to 3 month LIBOR, which as of December 31, 2021 was 0.21%.
(13)The interest rate on these loans is subject to 6 month LIBOR, which as of December 31, 2021 was 0.34%.
(14)The interest rate on these loans is subject to 12 month LIBOR, which as of December 31, 2021 was 0.58%.
(15)The interest rate on these loans is subject to Prime, which as of December 31, 2021 was 3.25%.
(16)The interest rate on this loan is subject to 3 month Canadian Dollar Offered Rate (“CDOR” or “C”), which as of December 31, 2021 was 0.52%.
(17)The interest rate on this loan is subject to 3 month EURIBOR, which as of December 31, 2021 was (0.57)%.
(18)The interest rate on this loan is subject to 6 month EURIBOR, which as of December 31, 2021 was (0.55)%.
(19)The interest rate on this loan is subject to SONIA, which as of December 31, 2021 was 0.26%.
(20)Contains a fixed-rate structure.
(21)Position or portion thereof is an unfunded loan or equity commitment. See Note 7 “Commitments and Contingencies”.
(22)The negative cost is the result of the capitalized discount being greater than the principal amount outstanding on the loan. The negative fair value is the result of the capitalized discount on the loan.
(23)The date disclosed represents the commitment period of the unfunded term loan. Upon expiration of the commitment period, the funded portion of the term loan may be subject to a longer maturity date.
(24)As defined in the 1940 Act, the Company is deemed to be both an “Affiliated Person” and has “Control” of this portfolio company as the Company owns more than 25% of the portfolio company’s outstanding voting securities or has the power to exercise control over management or policies of such portfolio company (including through a management agreement). The Company’s investment in affiliates for the year ended December 31, 2021, were as follows:

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
(a)Gross additions may include increases in the cost basis of investments resulting from new investments, amounts related to payment-in-kind (“PIK”) interest capitalized and added to the principal balance of the respective loans, the accretion of discounts, the exchange of one or more existing investments for one or more new investments and the movement at fair value of an existing portfolio company into this controlled affiliated category from a different category.

Owl Rock Capital Corporation
Consolidated Schedule of Investments
As of December 31, 2021
(Amounts in thousands, except share amounts)
(b)Gross reductions may include decreases in the cost basis of investments resulting from principal collections related to investment repayments and sales, return of capital, the amortization of premiums and the exchange of one or more existing securities for one or more new securities.
(c)For further description of the Company's investment in ORCC Senior Loan Fund LLC (fka Sebago Lake LLC), see Note 4 "Investments."
(25)Represents co-investment made with the Company’s affiliates in accordance with the terms of the exemptive relief that the Company received from the U.S. Securities and Exchange Commission. See Note 3 “Agreements and Related Party Transactions.”
(26)Securities acquired in transactions exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”) and may be deemed to be “restricted securities” under the Securities Act. As of December 31, 2021, the aggregate fair value of these securities is $1.1 billion or 18.3% of the Company’s net assets. The acquisition dates of the restricted securities are as follows:

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
* Refer to Note 4 “Investments – ORCC Senior Loan Fund LLC,” for further information.
** Refer to Note 3 “Agreements and Related Party Transactions – Controlled/Affiliated Portfolio Companies”.
(27)This portfolio company is not a qualifying asset under Section 55(a) of the Investment Company Act of 1940, as amended (the “1940 Act”). Under the 1940 Act, the Company may not acquire any non-qualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of total assets. As of December 31, 2021, non-qualifying assets represented 9.9% of total assets as calculated in accordance with the regulatory requirements.
(28)Loan was on non-accrual status as of December 31, 2021.
(29)Investment is non-income producing.
(30)Investment represents multiple underlying investments, including Midwest Custom Windows, LLC, Greater Toronto Custom Windows, Corp., Garden State Custom Windows, LLC, Long Island Custom Windows, LLC, Jemico, LLC and Atlanta Custom Windows, LLC. Greater Toronto Custom Windows, Corp. is considered a non-qualifying asset, with a fair value of $8.0 million as of December 31, 2021.
(31)We invest in this portfolio company through underlying blocker entities Hercules Blocker 1 LLC, Hercules Blocker 2 LLC, Hercules Blocker 3 LLC, Hercules Blocker 4 LLC, and Hercules Blocker 5 LLC.
The accompanying notes are an integral part of these consolidated financial statements.

Owl Rock Capital Corporation
Consolidated Statements of Changes in Net Assets
(Amounts in thousands)
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
Increase (Decrease) in Net Assets Resulting from Operations
Net investment income (loss)	$125,124	$119,129	$247,479	$221,784
Net change in unrealized gain (loss)	(159,822)	58,847	(242,009)	111,726
Net realized gain (loss)	(248)	(27,796)	3,569	(25,485)
Net Increase (Decrease) in Net Assets Resulting from Operations	(34,946)	150,180	9,039	308,025
Distributions
Distributions declared from earnings(1)	(122,085)	(121,587)	(244,404)	(242,922)
Net Decrease in Net Assets Resulting from Shareholders' Distributions	(122,085)	(121,587)	(244,404)	(242,922)
Capital Share Transactions
Repurchase of common shares	(10,017)	—	(10,017)	—
Reinvestment of distributions	—	11,583	11,951	30,727
Net Increase (Decrease) in Net Assets Resulting from Capital Share Transactions	(10,017)	11,583	1,934	30,727
Total Increase (Decrease) in Net Assets	(167,048)	40,176	(233,431)	95,830
Net Assets, at beginning of period	5,871,494	5,802,088	5,937,877	5,746,434
Net Assets, at end of period	$5,704,446	$5,842,264	$5,704,446	$5,842,264
_______________
(1)For the three and six months ended June 30, 2022 and 2021, distributions declared from earnings were derived from net investment income and capital gains.
The accompanying notes are an integral part of these consolidated financial statements.

Owl Rock Capital Corporation
Consolidated Statements of Cash Flows
(Amounts in thousands)
(Unaudited)

	For the For the Six Months Ended June 30,
	2022	2021
Cash Flows from Operating Activities
Net Increase (Decrease) in Net Assets Resulting from Operations	$9,039	$308,025
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash used in operating activities:
Purchases of investments, net	(1,376,470)	(2,529,937)
Proceeds from investments and investment repayments, net	1,285,718	1,609,568
Net amortization/accretion of premium/discount on investments	(23,467)	(30,538)
Payment-in-kind interest and dividends	(69,210)	(24,332)
Net change in unrealized (gain) loss on investments	238,306	(118,868)
Net change in unrealized (gains) losses on translation of assets and liabilities in foreign currencies	4,071	2,714
Net realized (gain) loss on investments	(4,651)	26,674
Net realized (gain) loss on foreign currency transactions relating to investments	(6)	(12)
Amortization of debt issuance costs	14,807	12,151
Net change in unrealized gain (loss) on interest rate swap attributed to unsecured notes	(65,238)	(7,627)
Changes in operating assets and liabilities:
(Increase) decrease in receivable for investments sold	—	6,316
(Increase) decrease in interest receivable	12,654	(11,936)
(Increase) decrease in receivable from a controlled affiliate	(19,242)	(1,627)
(Increase) decrease in prepaid expenses and other assets	18,975	10,312
Increase (decrease) in management fee payable	103	8,069
Increase (decrease) in incentive fee payable	(2,701)	6,200
Increase (decrease) in payables to affiliate	(1,490)	(1,913)
Increase (decrease) in payables for investments purchased	—	140,076
Increase (decrease) in accrued expenses and other liabilities	53,544	22,292
Net cash provided by (used in) operating activities	74,742	(574,393)
Cash Flows from Financing Activities
Borrowings on debt	1,389,480	2,464,230
Payments on debt	(1,319,000)	(1,350,000)
Debt issuance costs	(6,658)	(27,809)
Repurchases of common stock	(10,015)	—
Cash distributions paid to shareholders	(232,435)	(242,695)
Net cash provided by (used in) financing activities	(178,628)	843,726
Net increase (decrease) in cash and restricted cash, including foreign cash (restricted cash of $75,893 and $5,592, respectively)	(103,886)	269,333
Cash and restricted cash, including foreign cash, beginning of period (restricted cash of $21,481 and $8,841, respectively)	447,145	357,911
Cash and restricted cash, including foreign cash, end of period (restricted cash of $97,374 and $14,433, respectively)	$343,259	$627,244
The accompanying notes are an integral part of these consolidated financial statements.

Owl Rock Capital Corporation
Consolidated Statements of Cash Flows
(Amounts in thousands)
(Unaudited)

	For the For the Six Months Ended June 30,
	2022	2021
Supplemental and Non-Cash Information
Interest paid during the period	$101,231	$66,190
Distributions declared during the period	244,404	242,922
Reinvestment of distributions during the period	11,951	30,727
Distributions Payable	122,085	121,587
Taxes, including excise tax, paid during the period	1,266	3,030

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
The Board undertakes a multi-step valuation process, which includes, among other procedures, the following:
•With respect to investments for which market quotations are readily available, those investments will typically be valued at the bid price of those market quotations;
•With respect to investments for which market quotations are not readily available, the valuation process begins with the independent valuation firm(s) providing a preliminary valuation of each investment to the Adviser’s valuation committee;
•Preliminary valuation conclusions are documented and discussed with the Adviser’s valuation committee. Agreed upon valuation recommendations are presented to the Audit Committee;
•The Audit Committee reviews the valuation recommendations and recommends values for each investment to the Board; and
•The Board reviews the recommended valuations and determines the fair value of each investment.
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
•Level 1 – Valuations based on quoted prices in active markets for identical assets or liabilities that the Company has the ability to access.
•Level 2 – Valuations based on quoted prices in markets that are not active or for which all significant inputs are observable, either directly or indirectly.
•Level 3 – Valuations based on inputs that are unobservable and significant to the overall fair value measurement.
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
Foreign Currency
Foreign currency amounts are translated into U.S. dollars on the following basis:
•cash, fair value of investments, outstanding debt, other assets and liabilities: at the spot exchange rate on the last business day of the period; and
•purchases and sales of investments, borrowings and repayments of such borrowings, income and expenses: at the rates of exchange prevailing on the respective dates of such transactions.
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

Interest and Dividend Income Recognition

Interest income is recorded on the accrual basis and includes amortization or accretion of premiums or discounts. Certain investments may have contractual payment-in-kind (“PIK”) interest or dividends. PIK interest and dividends represent accrued interest or dividends that are added to the principal amount or liquidation amount of the investment on the respective interest or dividend payment dates rather than being paid in cash and generally becomes due at maturity or at the occurrence of a liquidation event. For the three and six months ended June 30, 2022, PIK interest and PIK dividend income earned was $32.1 million and $59.6 million, representing 11.7% and 11.1% of investment income, respectively. For the three and six months ended June 30, 2021, PIK interest and PIK dividend income earned was $10.6 million and $22.2 million, representing less than 5% of investment income for both the three and six months ended June 30, 2021. Discounts to par value on securities purchased are amortized into interest income over the contractual life of the respective security using the effective yield method. Premiums to par value on securities purchased are amortized to first call date. The amortized cost of investments represents the original cost adjusted for the amortization or accretion of premiums or discounts, if any. Upon prepayment of a loan or debt security, any prepayment premiums, unamortized upfront loan origination fees and unamortized discounts are recorded as interest income in the current period.
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
The Company has adopted a dividend reinvestment plan that provides for reinvestment of any cash distributions on behalf of shareholders, unless a shareholder elects to receive cash. As a result, if the Board authorizes and declares a cash distribution, then the shareholders who have not “opted out” of the dividend reinvestment plan will have their cash distribution automatically reinvested in additional shares of the Company’s common stock, rather than receiving the cash distribution. The Company expects to use newly issued shares or shares purchased in the open-market to implement the dividend reinvestment plan.
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

Owl Rock Capital Corporation
Notes to Consolidated Financial Statements (Unaudited) - Continued
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
In June 2022, the FASB issued ASU No. 2022-03, “Fair Value Measurement (Topic 820),” which clarifies the guidance in Topic 820 when measuring the fair value of an equity security subject to contractual restrictions that prohibit the sale of an equity security and introduces new disclosure requirements for equity securities subject to contractual sale restrictions that are measured at fair value in accordance with Topic 820. The amendments affect all entities that have investments in equity securities measured at fair value that are subject to a contractual sale restriction. ASU 2022-03 is effective for public business entities for fiscal years beginning after December 15, 2023, and interim periods within those fiscal years. For all other entities the amendments are effective for fiscal years beginning after December 15, 2024, and interim periods within those fiscal years. Early adoption is permitted for both interim and annual financial statements that have not yet been issued or made available for issuance. An entity that qualifies as an investment company under Topic 946 should apply the amendments in ASU No. 2022-03 to an investment in an equity security subject to a contractual sale restriction that is executed or modified on or after the date of adoption. The Company is currently evaluating the impact of adopting ASU No. 2022-03 on the consolidated financial statements.
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
For the three and six months ended June 30, 2022, the Company incurred expenses of approximately $1.4 million and $2.9 million, respectively, for costs and expenses reimbursable to the Adviser under the terms of the Administration Agreement. For the three and six months ended June 30, 2021, the Company incurred expenses of approximately $1.7 million and $2.9 million, respectively, for costs and expenses reimbursable to the Adviser under the terms of the Administration Agreement.

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
For the three and six months ended June 30, 2022, management fees were $46.9 million and $94.3 million, respectively. For the three and six months ended June 30, 2021, management fees were $44.0 million and $86.1 million, respectively.
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

Owl Rock Capital Corporation
Notes to Consolidated Financial Statements (Unaudited) - Continued
For the three and six months ended June 30, 2022, the Company incurred $26.5 million and $52.5 million, respectively, of performance based incentive fees based on net investment income. For the three and six months ended June 30, 2021, the Company incurred $25.3 million and $47.0 million, respectively, of performance based incentive fees based on net investment income.
For the three and six months ended June 30, 2022 and 2021, the Company did not accrue capital gains based incentive fees (net of waivers).
Affiliated Transactions
The Company may be prohibited under the 1940 Act from participating in certain transactions with its affiliates without prior approval of the directors who are not interested persons, and in some cases, the prior approval of the SEC. The Company, the Adviser and certain of their affiliates have been granted an order for exemptive relief (the “Order”) by the SEC for the Company to co-invest with other funds managed by the Adviser or its affiliates in a manner consistent with the Company’s investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors. Pursuant to such Order, the Company generally is permitted to co-invest with certain of its affiliates if a “required majority” (as defined in Section 57(o) of the 1940 Act) of the Board make certain conclusions in connection with a co-investment transaction, including that (1) the terms of the transaction, including the consideration to be paid, are reasonable and fair to the Company and its shareholders and do not involve overreaching of the Company or its shareholders on the part of any person concerned, (2) the transaction is consistent with the interests of the Company’s shareholders and is consistent with its investment objective and strategies, (3) the investment by its affiliates would not disadvantage the Company, and the Company’s participation would not be on a basis different from or less advantageous than that on which its affiliates are investing and (4) the proposed investment by the Company would not benefit the Adviser or its affiliates or any affiliated person of any of them (other than the parties to the transaction), except to the extent permitted by the exemptive relief and applicable law, including the limitations set forth in Section 57(k) of the 1940 Act.
The Adviser is affiliated with Owl Rock Technology Advisors LLC (“ORTA”), Owl Rock Technology Advisors II LLC ("ORTA II"), Owl Rock Capital Private Fund Advisors LLC (“ORPFA”) and Owl Rock Diversified Advisors LLC (“ORDA” together with ORTA, ORTA II, ORPFA and the Adviser, the "Owl Rock Advisers"), which are also investment advisers. The Owl Rock Advisers are indirect affiliates of Blue Owl and comprise part of "Owl Rock," a division of Blue Owl focused on direct lending. The Owl Rock Advisers’ allocation policy seeks to ensure equitable allocation of investment opportunities over time between the Company and other funds managed by the Adviser or its affiliates. As a result of the Order, there could be significant overlap in the Company’s investment portfolio and the investment portfolio of other funds managed by the Adviser or its affiliates that could avail themselves of the Order and that have an investment objective similar to the Company's.
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
The Company has made investments in controlled/affiliated companies, including ORCC SLF and Wingspire. For further description of ORCC SLF, see “Note 4. Investments”. Wingspire conducts its business through an indirectly owned subsidiary, Wingspire Capital LLC. Wingspire is an independent diversified direct lender focused on providing asset-based commercial finance loans and related senior secured loans to U.S.-based middle market borrowers. Wingspire offers a wide variety of asset-based financing solutions to businesses in an array of industries, including revolving credit facilities, machinery and equipment term loans, real estate term loans, first-in/last-out tranches, cash flow term loans, and opportunistic / bridge financings. The addition of Wingspire to the portfolio allows ORCC to participate in an asset class that offers differentiated yield with full collateral packages and covenants. Wingspire is led by a seasoned team of commercial finance veterans. The Company committed $50 million to Wingspire on September 24, 2019, and subsequently increased its commitment to $100 million on March 25, 2020, to $150 million on July 31, 2020, to $200 million on March 8, 2021, to $250 million on August 19, 2021, to $350 million on February 28, 2022 and again to $400 million on May 21, 2022. The Company does not consolidate its equity interest in Wingspire.
Note 4. Investments
The information in the tables below is presented on an aggregate portfolio basis, without regard to whether they are non-controlled non-affiliated, non-controlled affiliated or controlled affiliated investments.

Owl Rock Capital Corporation
Notes to Consolidated Financial Statements (Unaudited) - Continued
Investments at fair value and amortized cost consisted of the following as of June 30, 2022 and December 31, 2021:

	June 30, 2022		December 31, 2021
($ in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
First-lien senior secured debt investments	$9,384,740	$9,243,181	$9,548,096	$9,539,774
Second-lien senior secured debt investments	1,902,686	1,825,467	1,919,453	1,921,447
Unsecured debt investments	295,406	269,752	197,198	196,485
Preferred equity investments	311,756	296,766	256,630	260,869
Common equity investments(1)	628,464	731,108	477,462	576,004
Investment funds and vehicles(2)	313,589	281,852	249,714	247,061
Total Investments	$12,836,641	$12,648,126	$12,648,553	$12,741,640
_______________
(1)Includes equity investment in Wingspire.
(2)Includes equity investment in ORCC SLF. See below, within Note 4, for more information regarding ORCC SLF.
The industry composition of investments based on fair value as of June 30, 2022 and December 31, 2021 was as follows:

	June 30, 2022	December 31, 2021
Advertising and media	1.1%	0.9%
Aerospace and defense	2.8	2.9
Automotive	1.4	1.5
Buildings and real estate	5.0	5.4
Business services	2.9	3.3
Chemicals	2.3	2.3
Consumer products	4.0	4.0
Containers and packaging	1.3	1.3
Distribution	4.6	4.4
Education	1.0	1.0
Financial services(1)	9.9	8.4
Food and beverage	7.1	6.2
Healthcare equipment and services	4.1	4.2
Healthcare providers and services	4.4	7.1
Healthcare technology	4.8	4.6
Household products	2.1	1.8
Human resource support services	1.5	1.6
Infrastructure and environmental services	1.4	1.5
Insurance	8.8	8.8
Internet software and services	11.9	11.3
Investment funds and vehicles(2)	2.2	1.9
Leisure and entertainment	2.2	2.2
Manufacturing	5.7	5.7
Oil and gas	0.9	0.9
Professional services	2.7	3.0
Specialty retail	2.1	2.0
Transportation	1.8	1.8
Total	100.0%	100.0%
_______________
(1)Includes equity investment in Wingspire.
(2)Includes equity investment in ORCC SLF. See below, within Note 4, for more information regarding ORCC SLF.

Owl Rock Capital Corporation
Notes to Consolidated Financial Statements (Unaudited) - Continued
The geographic composition of investments based on fair value as of June 30, 2022 and December 31, 2021 was as follows:

	June 30, 2022	December 31, 2021
United States:
Midwest	18.7%	17.0%
Northeast	19.5	19.7
South	34.9	38.2
West	20.1	18.6
International	6.8	6.5
Total	100.0%	100.0%
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
As of June 30, 2022 and December 31, 2021, ORCC SLF had total investments in senior secured debt at fair value of $997.3 million and $790.3 million, respectively. The determination of fair value is in accordance with ASC 820; however, such fair value is not included in the Board’s valuation process described herein. The following table is a summary of ORCC SLF’s portfolio as well as a listing of the portfolio investments in ORCC SLF’s portfolio as of June 30, 2022 and December 31, 2021:

($ in thousands)	June 30, 2022	December 31, 2021
Total senior secured debt investments(1)	$1,044,304	$798,420
Weighted average spread over base rate(1)	4.01%	4.14%
Number of portfolio companies	52	38
Largest funded investment to a single borrower(1)	40,483	40,693
_______________
(1)At par.

ORCC Senior Loan Fund's Portfolio as of June 30, 2022 ($ in thousands) (Unaudited)
Company(1)(2)(4)(5)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(3)	Fair Value	Percentage of Members' Equity
Debt Investments
Aerospace and defense
Applied Composites Holdings, LLC (fka AC&A Enterprises Holdings, LLC)(7)	First lien senior secured loan	L + 6.00%	1/21/2025	34,291	34,100	33,310	10.3%
Applied Composites Holdings, LLC (fka AC&A Enterprises Holdings, LLC)(7)(13)	First lien senior secured revolving loan	L + 5.50%	1/21/2025	3,000	2,995	2,913	0.9%
Bleriot US Bidco Inc.(7)(9)	First lien senior secured loan	L + 4.00%	10/30/2026	25,497	25,401	24,689	7.7%
Dynasty Acquisition Co., Inc. (dba StandardAero Limited)(7)	First lien senior secured loan	L + 3.50%	4/6/2026	38,900	38,790	37,223	11.6%

Owl Rock Capital Corporation
Notes to Consolidated Financial Statements (Unaudited) - Continued

ORCC Senior Loan Fund's Portfolio as of June 30, 2022 ($ in thousands) (Unaudited)
Company(1)(2)(4)(5)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(3)	Fair Value	Percentage of Members' Equity
				101,688	101,286	98,135	30.5%
Automotive
Holley, Inc.(7)(9)	First lien senior secured loan	L + 3.75%	11/17/2028	23,615	23,461	22,238	6.9%
Holley, Inc.(7)(9)(10)(11)(12)	First lien senior secured delayed draw term loan	L + 3.75%	5/18/2022	(501)	(501)	(501)	(0.2)%
Mavis Tire Express Services Topco Corp. (9)(14)	First lien senior secured loan	S + 4.00%	5/4/2028	2,941	2,920	2,713	0.8%
PAI Holdco, Inc.(7)(9)	First lien senior secured loan	L + 3.50%	10/28/2027	9,937	9,807	9,440	2.9%
				35,992	35,687	33,890	10.4%
Buildings and Real estate
CoreLogic Inc. (6)(9)	First lien senior secured loan	L + 3.50%	6/2/2028	12,420	11,543	10,296	3.2%
Wrench Group, LLC.(7)	First lien senior secured loan	L + 4.00%	4/30/2026	32,175	32,049	31,773	9.9%
				44,595	43,592	42,069	13.1
Business Services
Capstone Acquisition Holdings, Inc. (6)	First lien senior secured loan	L + 4.75%	11/12/2027	4,979	4,937	4,941	1.5%
Capstone Acquisition Holdings, Inc. (6)(10)(12)	First lien senior secured delayed draw term loan	L + 4.75%	5/12/2022	313	306	303	0.1%
CoolSys, Inc.(6)	First lien senior secured loan	L + 4.75%	8/11/2028	14,002	13,879	12,602	3.9%
CoolSys, Inc.(10)(11)(12)(13)	First lien senior secured delayed draw term loan	L + 4.75%	8/11/2023	—	(21)	(243)	(0.1)%
ConnectWise, LLC(7)(9)	First lien senior secured loan	L + 3.50%	9/29/2028	16,915	16,838	15,448	4.8%
LABL, Inc.(6)	First lien senior secured loan	L + 5.00%	10/29/2028	7,960	7,852	7,748	2.4%
Packers Holdings, LLC(6)(9)	First lien senior secured loan	L + 3.25%	3/9/2028	21,171	20,751	19,332	6.0%
Vistage International, Inc.(6)	First lien senior secured loan	L + 4.00%	2/10/2025	29,761	29,663	29,760	9.2%
				95,101	94,205	89,891	27.8%
Chemicals
Aruba Investments Holdings LLC (dba Angus Chemical Company)(6)	First lien senior secured loan	L + 4.00%	11/24/2027	15,955	15,576	14,838	4.6%
Consumer Products
Olaplex, Inc.(15)	First lien senior secured loan	S + 3.75%	2/23/2029	14,963	14,927	14,663	4.6%
Containers and Packaging
BW Holding, Inc.(15)	First lien senior secured loan	S + 4.00%	12/14/2028	11,215	10,983	10,906	3.4%
BW Holding, Inc.(10)(12)(15)	First lien senior secured delayed draw term loan	S + 4.00%	12/17/2023	1,043	1,033	1,014	0.3%
Five Star Lower Holding LLC (14)	First lien senior secured loan	S + 4.25%	5/5/2029	21,875	21,577	21,547	6.7%
Ring Container Technologies Group, LLC (dba Ring Container Technologies)(7)(9)	First lien senior secured loan	L + 3.75%	8/12/2028	24,875	24,820	23,569	7.3%
Valcour Packaging, LLC(8)	First lien senior secured loan	L + 3.75%	10/4/2028	6,983	6,961	6,955	2.2%
				65,991	65,374	63,991	19.9%
Distribution
BCPE Empire Holdings, Inc. (dba Imperial-Dade) (14)	First lien senior secured loan	L + 4.63%	6/11/2026	24,938	24,068	24,065	7.5%
Dealer Tire, LLC(6)(9)	First lien senior secured loan	L + 4.25%	12/12/2025	36,075	35,946	34,437	10.7%
SRS Distribution, Inc.(7)(9)	First lien senior secured loan	L + 3.50%	6/2/2028	9,925	9,861	9,136	2.8%
				70,938	69,875	67,638	21.0%

Owl Rock Capital Corporation
Notes to Consolidated Financial Statements (Unaudited) - Continued

ORCC Senior Loan Fund's Portfolio as of June 30, 2022 ($ in thousands) (Unaudited)
Company(1)(2)(4)(5)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(3)	Fair Value	Percentage of Members' Equity
Education
Spring Education Group, Inc. (fka SSH Group Holdings, Inc.)(7)	First lien senior secured loan	L + 4.25%	7/30/2025	33,687	33,638	33,416	10.4%
Sophia, L.P. (14)	First lien senior secured loan	L + 4.25%	10/7/2027	20,000	19,806	19,800	6.1%
				53,687	53,444	53,216	16.5%
Food and beverage
Balrog Acquisition, Inc. (dba Bakemark)(7)	First lien senior secured loan	L + 4.00%	9/5/2028	24,875	24,642	23,569	7.3%
Dessert Holdings(7)	First lien senior secured loan	L + 4.00%	6/9/2028	22,049	21,909	20,230	6.3%
Dessert Holdings(10)(11)(12)	First lien senior secured delayed draw term loan	L + 4.00%	6/9/2023	—	—	(313)	(0.1)%
Eagle Parent Corp.(15)	First lien senior secured loan	S + 4.25%	4/2/2029	7,481	7,300	7,157	2.2%
Sovos Brands Intermediate, Inc.(8)(9)	First lien senior secured loan	L + 3.50%	6/8/2028	20,724	20,679	19,520	6.1%
Naked Juice LLC (dba Tropicana)(9)(15)	First lien senior secured loan	S + 3.25%	1/24/2029	2,000	1,995	1,858	0.6%
				77,129	76,525	72,021	22.4%
Healthcare equipment and services
Cadence, Inc.(8)	First lien senior secured loan	L + 5.00%	5/21/2025	26,576	26,273	25,629	8.0%
Cadence, Inc.(8)(10)(13)	First lien senior secured revolving loan	L + 5.00%	5/21/2024	3,670	3,630	3,408	1.1%
Confluent Medical Technologies, Inc.(15)	First lien senior secured loan	S + 3.75%	2/16/2029	4,988	4,964	4,850	1.5%
Packaging Coordinators Midco, Inc.(7)(9)	First lien senior secured loan	L + 3.75%	11/30/2027	4,962	4,951	4,679	1.5%
Medline Intermediate, LP(6)(9)	First lien senior secured loan	L + 3.25%	10/23/2028	24,938	24,826	23,087	7.2%
				65,134	64,644	61,653	19.3%
Healthcare providers and services
Confluent Health, LLC(6)	First lien senior secured loan	L + 4.00%	11/30/2028	20,524	20,429	19,959	6.2%
Confluent Health, LLC(6)(10)(12)(13)	First lien senior secured delayed draw term loan	L + 4.00%	11/30/2023	863	843	239	0.1%
Phoenix Newco, Inc. (dba Parexel)(6)(9)	First lien senior secured loan	L + 3.25%	11/15/2028	27,431	27,304	25,703	8.0%
Physician Partners, LLC(14)	First lien senior secured loan	S + 4.00%	12/26/2028	9,975	9,880	9,426	2.9%
				58,793	58,456	55,327	17.2%
Healthcare technology
Athenahealth, Inc.(9)(14)	First lien senior secured loan	S + 3.50%	2/15/2029	17,101	17,020	15,701	4.9%
Athenahealth, Inc.(9)(10)(11)(12)(13)	First lien senior secured delayed draw term loan	L + 3.50%	8/15/2023	—	—	(223)	(0.1)%
Help/Systems Holdings, Inc.(9)(14)	First lien senior secured loan	S + 4.00%	11/19/2026	14,924	14,849	13,946	4.3%
Imprivata, Inc.(14)	First lien senior secured loan	S + 4.25%	12/1/2027	20,000	19,401	19,420	6.0%
PointClickCare Technologies Inc.(15)	First lien senior secured loan	S + 4..00%	12/29/2027	9,975	9,832	9,676	3.0%
				62,000	61,102	58,520	18.1%
Infrastructure and environmental services
CHA Holding, Inc.(7)	First lien senior secured loan	L + 4.50%	4/10/2025	40,483	40,292	39,891	12.4%
Insurance
AmeriLife Holdings LLC (6)(9)	First lien senior secured loan	L + 4.00%	3/18/2027	11,919	11,845	11,379	3.5%

Owl Rock Capital Corporation
Notes to Consolidated Financial Statements (Unaudited) - Continued

ORCC Senior Loan Fund's Portfolio as of June 30, 2022 ($ in thousands) (Unaudited)
Company(1)(2)(4)(5)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(3)	Fair Value	Percentage of Members' Equity
Integro Parent Inc.(7)	First lien senior secured loan	L + 2.50%	10/31/2022	35,615	35,602	34,713	10.8%
Integro Parent Inc.(7)(10)(13)	First lien senior secured revolving loan	L + 2.50%	4/30/2022	1,665	1,665	1,665	0.5%
				49,199	49,112	47,757	14.8%
Internet software and services
DCert Buyer, Inc. (dba DigiCert)(6)(9)	First lien senior secured loan	L + 4.00%	10/16/2026	22,106	22,030	21,071	6.5%
Trader Interactive, LLC (fka Dominion Web Solutions, LLC)(6)	First lien senior secured loan	L + 3.75%	7/28/2028	23,659	23,557	23,540	7.3%
				45,765	45,587	44,611	13.8%
Manufacturing
Engineered Machinery Holdings (dba Duravant)(7)(9)	First lien senior secured loan	L + 3.75%	5/19/2028	34,825	34,671	32,628	10.1%
Pro Mach Group, Inc.(6)(9)	First lien senior secured loan	L + 4.00%	8/31/2028	23,695	23,590	22,302	6.9%
Pro Mach Group, Inc.(9)(10)(11)(12)	First lien senior secured delayed draw term loan	L + 4.00%	8/31/2023	—	(2)	(64)	—%
Gloves Buyer, Inc. (dba Protective Industrial Products)(6)	First lien senior secured loan	L + 4.00%	12/29/2027	14,912	14,730	14,633	4.5%
				73,432	72,989	69,499	21.5%
Professional Services
Apex Group Treasury, LLC(7)	First lien senior secured loan	L + 3.75%	7/27/2028	32,850	32,742	31,208	9.7%
Sovos Compliance, LLC(6)(9)	First lien senior secured loan	L + 4.50%	8/11/2028	21,854	21,723	20,531	6.4%
Sovos Compliance, LLC(6)(9)(10)(12)	First lien senior secured delayed draw term loan	L + 4.50%	8/12/2023	3,793	3,767	3,563	1.1%
				58,497	58,232	55,302	17.2%
Telecommunications
Park Place Technologies, LLC (9)(14)	First lien senior secured loan	S + 5.00%	11/10/2027	14,962	14,479	14,338	4.5%

Total Debt Investments				1,044,304	1,035,384	997,250	309.6%
Total Investments				1,044,304	1,035,384	997,250	309.6%

_______________
(1)Certain portfolio company investments are subject to contractual restrictions on sales.
(2)Unless otherwise indicated, ORCC SLF’s investments are pledged as collateral supporting the amounts outstanding under ORCC SLF’s credit facility.
(3)The amortized cost represents the original cost adjusted for the amortization or accretion of premiums or discounts, as applicable, on debt investments using the effective interest method.
(4)Unless otherwise indicated, all investments are considered Level 3 investments.
(5)Unless otherwise indicated, loan contains a variable rate structure and may be subject to an interest rate floor. Variable rate loans bear interest at a rate that may be determined by reference to either the London Interbank Offered Rate (“LIBOR” or “L”) (which can include one-, two-, three- or six-month LIBOR) or an alternate base rate (which can include the Federal Funds Effective Rate or the Prime Rate), at the borrower’s option, and which reset periodically based on the terms of the loan agreement.
(6)The interest rate on these loans is subject to 1 month LIBOR, which as of June 30, 2022 was 1.79%.
(7)The interest rate on these loans is subject to 3 month LIBOR, which as of June 30, 2022 was 2.29%.
(8)The interest rate on these loans is subject to 6 month LIBOR, which as of June 30, 2022 was 2.94%.
(9)Level 2 investment.
(10)Position or portion thereof is an unfunded loan commitment.
(11)The negative cost is the result of the capitalized discount being greater than the principal amount outstanding on the loan. The negative fair value is the result of the capitalized discount on the loan.
(12)The date disclosed represents the commitment period of the unfunded term loan. Upon expiration of the commitment period, the funded portion of the term loan may be subject to a longer maturity date.
(13)Investment is not pledged as collateral under ORCC SLF’s credit facility.
(14)The interest rate on these loans is subject to 1 month SOFR, which as of June 30, 2022 was 1.69%.
(15)The interest rate on these loans is subject to 3 month SOFR, which as of June 30, 2022 was 2.12%.

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
Food and beverage

Owl Rock Capital Corporation
Notes to Consolidated Financial Statements (Unaudited) - Continued

ORCC Senior Loan Fund's Portfolio as of December 31, 2021 ($ in thousands)
Company(1)(2)(4)(5)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(3)	Fair Value	Percentage of Members' Equity
Balrog Acquisition, Inc. (dba Bakemark)(9)	First lien senior secured loan	L + 4.00%	9/5/2028	25,000	24,749	24,938	8.8%
Dessert Holdings(8)	First lien senior secured loan	L + 4.00%	6/9/2028	20,160	20,019	20,001	7.1%
Dessert Holdings(11)(12)(13)	First lien senior secured delayed draw term loan	L + 4.00%	6/9/2023	—	—	(2)	—%
Sovos Brands Intermediate, Inc.(8)(10)	First lien senior secured loan	L + 3.75%	6/8/2028	20,724	20,676	20,693	7.3%
				65,884	65,444	65,630	23.2%
Healthcare equipment and services
Cadence, Inc.(6)	First lien senior secured loan	L + 5.00%	5/21/2025	26,714	26,363	26,195	9.3%
Cadence, Inc.(6)(11)(14)	First lien senior secured revolving loan	L + 5.00%	5/21/2024	2,055	2,004	1,912	0.7%
Medline Borrower, LP(6)(10)	First lien senior secured loan	L + 3.25%	10/23/2028	25,000	24,882	24,990	8.9%
Packaging Coordinators Midco, Inc.(8)(10)(14)	First lien senior secured loan	L + 3.75%	11/30/2027	4,987	4,975	4,983	1.8%
				58,756	58,224	58,080	20.7%
Healthcare providers and services
Confluent Health, LLC(6)	First lien senior secured loan	L + 4.00%	11/30/2028	20,575	20,473	20,472	7.3%
Confluent Health, LLC(11)(12)(13)(14)	First lien senior secured delayed draw term loan	L + 4.00%	11/30/2023	—	(22)	(22)	—%
Phoenix Newco, Inc. (dba Parexel)(6)(10)(14)	First lien senior secured loan	L + 3.50%	11/15/2028	27,500	27,363	27,489	9.7%
Unified Women's Healthcare, LP(6)	First lien senior secured loan	L + 4.25%	12/20/2027	19,950	19,857	19,863	7.0%
				68,025	67,671	67,802	24.0%
Healthcare technology
VVC Holdings Corp. (dba Athenahealth, Inc.)(8)(10)	First lien senior secured loan	L + 4.25%	2/11/2026	17,179	16,961	17,162	6.1%
Infrastructure and environmental services
CHA Holding, Inc.(8)	First lien senior secured loan	L + 4.50%	4/10/2025	40,693	40,471	40,171	14.2%
Insurance
AmeriLife Holdings LLC(6)(10)(14)	First lien senior secured loan	L + 4.00%	3/18/2027	7,980	7,940	7,946	2.8%
Integro Parent Inc.(9)	First lien senior secured loan	L + 5.75%	10/31/2022	29,615	29,584	28,422	10.1%
Integro Parent Inc.(8)(11)(14)	First lien senior secured revolving loan	L + 4.50%	4/30/2022	6,000	6,000	5,764	2.0%
				43,595	43,524	42,132	14.9%
Internet software and services
DCert Buyer, Inc. (dba DigiCert)(6)(10)	First lien senior secured loan	L + 4.00%	10/16/2026	22,219	22,135	22,161	7.8%
Trader Interactive, LLC (fka Dominion Web Solutions, LLC)(9)(14)	First lien senior secured loan	L + 4.00%	7/28/2028	25,000	24,886	24,875	8.8%
				47,219	47,021	47,036	16.6%
Manufacturing
Engineered Machinery Holdings (dba Duravant)(8)(10)	First lien senior secured loan	L + 3.75%	5/19/2028	35,000	34,834	34,864	12.3%
Pro Mach Group, Inc.(8)(10)	First lien senior secured loan	L + 4.00%	8/31/2028	22,207	22,100	22,262	7.9%
Pro Mach Group, Inc.(10)(11)(13)(14)	First lien senior secured delayed draw term loan	L + 4.00%	8/31/2023	—	—	—	—%
Gloves Buyer, Inc. (dba Protective Industrial Products)(6)(14)	First lien senior secured loan	L + 4.00%	12/29/2027	7,500	7,463	7,463	2.6%
				64,707	64,397	64,589	22.8%
Professional Services
Apex Group Treasury, LLC(8)	First lien senior secured loan	L + 3.75%	7/27/2028	19,950	19,900	19,900	7.0%

Owl Rock Capital Corporation
Notes to Consolidated Financial Statements (Unaudited) - Continued

ORCC Senior Loan Fund's Portfolio as of December 31, 2021 ($ in thousands)
Company(1)(2)(4)(5)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(3)	Fair Value	Percentage of Members' Equity
Sovos Compliance, LLC(6)(10)	First lien senior secured loan	L + 4.50%	8/11/2028	17,055	17,011	17,087	6.1%
Sovos Compliance, LLC(10)(11)(13)	First lien senior secured delayed draw term loan	L + 4.50%	8/12/2023	—	—	—	—%
				37,005	36,911	36,987	13.1%
Total Debt Investments				798,420	794,202	790,277	279.9%
Total Investments				$798,420	$794,202	$790,277	279.9%
(1)Certain portfolio company investments are subject to contractual restrictions on sales.
(2)Unless otherwise indicated, ORCC SLF’s investments are pledged as collateral supporting the amounts outstanding under ORCC SLF’s credit facility.
(3)The amortized cost represents the original cost adjusted for the amortization of discounts and premiums, as applicable, on debt investments using the effective interest method.
(4)Unless otherwise indicated, all investments are considered Level 3 investments.
(5)Unless otherwise indicated, loan contains a variable rate structure and may be subject to an interest rate floor. Variable rate loans bear interest at a rate that may be determined by reference to either the London Interbank Offered Rate (“LIBOR” or “L”) (which can include one-, two-, three- or six-month LIBOR) or an alternate base rate (which can include the Federal Funds Effective Rate or the Prime Rate), at the borrower’s option, and which reset periodically based on the terms of the loan agreement.
(6)The interest rate on these loans is subject to 1 month LIBOR, which as of December 31, 2021 was 0.10%.
(7)The interest rate on these loans is subject to 2 month LIBOR, which as of December 31, 2021 was 0.15%.
(8)The interest rate on these loans is subject to 3 month LIBOR, which as of December 31, 2021 was 0.21%.
(9)The interest rate on these loans is subject to 6 month LIBOR, which as of December 31, 2021 was 0.34%.
(10)Level 2 investment.
(11)Position or portion thereof is an unfunded loan commitment.
(12)The negative cost is the result of the capitalized discount being greater than the principal amount outstanding on the loan. The negative fair value is the result of the capitalized discount on the loan.
(13)The date disclosed represents the commitment period of the unfunded term loan. Upon expiration of the commitment period, the funded portion of the term loan may be subject to a longer maturity date.
(14)Investment is not pledged as collateral under ORCC SLF’s credit facility.
Below is selected balance sheet information for ORCC SLF as of June 30, 2022 and December 31, 2021:

($ in thousands)	June 30, 2022 (Unaudited)	December 31, 2021
Assets
Investments at fair value (amortized cost of $1,035,384 and $794,202, respectively)	$997,250	$790,277
Cash	33,280	60,723
Interest receivable	2,349	1,319
Prepaid expenses and other assets	1,279	111
Total Assets	$1,034,158	$852,430
Liabilities
Debt (net of unamortized debt issuance costs of $6,436 and $5,368, respectively)	$688,946	$469,514
Distributions payable	8,597	4,518
Payable for investments purchased	10,126	91,986
Accrued expenses and other liabilities	4,372	4,056
Total Liabilities	$712,041	$570,074
Members' Equity
Members' Equity	322,117	282,356
Members' Equity	322,117	282,356
Total Liabilities and Members' Equity	$1,034,158	$852,430

Owl Rock Capital Corporation
Notes to Consolidated Financial Statements (Unaudited) - Continued
Below is selected statement of operations information for ORCC SLF for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2022	2021	2022	2021
Investment Income
Interest income	$12,730	$7,474	$22,742	$14,840
Other income	1,009	47	1,221	195
Total Investment Income	13,739	7,521	23,963	15,035
Expenses	—	—	—	—
Interest expense	4,816	2,361	7,546	4,864
Professional fees	198	200	476	389
Total Expenses	5,014	2,561	8,022	5,253
Net Investment Income Before Taxes	8,725	4,960	15,941	9,782
Tax expense (benefit)	(722)	180	(621)	387
Net Investment Income After Taxes	$9,447	$4,780	$16,562	$9,395
Net Realized and Change in Unrealized Gain (Loss) on Investments	—	—	—	—
Net change in unrealized gain (loss) on investments	(29,977)	325	(34,209)	1,448
Net realized gain on investments	1	—	20	137
Total Net Realized and Change in Unrealized Gain (Loss) on Investments	(29,976)	325	(34,189)	1,585
Net Increase in Members' Equity Resulting from Operations	$(20,529)	$5,105	$(17,627)	$10,980

Note 5. Fair Value of Investments
Investments
The following tables present the fair value hierarchy of investments as of June 30, 2022 and December 31, 2021:

	Fair Value Hierarchy as of June 30, 2022
($ in thousands)	Level 1	Level 2	Level 3	Total
First-lien senior secured debt investments	$—	$493	$9,242,688	$9,243,181
Second-lien senior secured debt investments	—	61,488	1,763,979	1,825,467
Unsecured debt investments	—	—	269,752	269,752
Preferred equity investments	—	—	296,766	296,766
Common equity investments(1)	782	—	730,326	731,108
Subtotal	$782	$61,981	$12,303,511	$12,366,274
Investments measured at NAV(2)	—	—	—	281,852
Total Investments at fair value	$782	$61,981	$12,303,511	$12,648,126
_______________
(1)Includes equity investment in Wingspire.
(2)Includes equity investment in ORCC SLF.

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
_______________
(1)Includes equity investment in Wingspire.
(2)Includes equity investment in ORCC SLF.
The following tables present changes in the fair value of investments for which Level 3 inputs were used to determine the fair value as of and for the three and six months ended June 30, 2022 and 2021:

	As of and for the Three Months Ended June 30, 2022
($ in thousands)	First-lien senior secured debt investments	Second-lien senior secured debt investments	Unsecured debt investments	Preferred equity investments	Common equity investments	Total
Fair value, beginning of period	$9,435,175	$1,780,538	$266,195	$238,998	$645,507	$12,366,413
Purchases of investments, net	1,625,590	193,947	19,849	66,943	98,329	2,004,658
Payment-in-kind	27,417	3,307	2,916	5,845	155	39,640
Proceeds from investments, net	(1,773,839)	(193,072)	—	—	(25,753)	(1,992,664)
Net change in unrealized gain (loss)	(81,700)	(56,130)	(19,295)	(15,197)	12,088	(160,234)
Net realized gains (losses)	(49)	—	—	—	—	(49)
Net amortization/accretion of premium/discount on investments	10,094	844	87	177	—	11,202
Transfers into (out of) Level 3(1)	—	34,545	—	—	—	34,545
Fair value, end of period	$9,242,688	$1,763,979	$269,752	$296,766	$730,326	$12,303,511
________________
(1)Transfers between levels, if any, are recognized at the beginning of the period in which the transfers occur. For the three months ended June 30, 2022, transfers into Level 3 from Level 2 were a result of changes in the observability of significant inputs for certain portfolio companies.

Owl Rock Capital Corporation
Notes to Consolidated Financial Statements (Unaudited) - Continued

	As of and for the Six Months Ended June 30, 2022
($ in thousands)	First-lien senior secured debt investments	Second-lien senior secured debt investments	Unsecured debt investments	Preferred equity investments	Common equity investments	Total
Fair value, beginning of period	$9,539,774	$1,921,447	$196,485	$260,869	$571,616	$12,490,191
Purchases of investments, net	2,924,093	300,964	89,239	73,940	279,427	3,667,663
Payment-in-kind	44,953	5,741	8,778	9,431	308	69,211
Proceeds from investments, net	(3,152,864)	(324,109)	—	(33,693)	(128,731)	(3,639,397)
Net change in unrealized gain (loss)	(133,211)	(75,265)	(24,942)	(19,229)	7,706	(244,941)
Net realized gains (losses)	176	—	—	4,482	—	4,658
Net amortization/accretion of premium/discount on investments	20,281	1,966	192	966	—	23,405
Transfers into (out of) Level 3(1)	(514)	(66,765)	—	—	—	(67,279)
Fair value, end of period	$9,242,688	$1,763,979	$269,752	$296,766	$730,326	$12,303,511
_______________
(1)Transfers between levels, if any, are recognized at the beginning of the period in which the transfers occur. For the six months ended June 30, 2022, transfers out of Level 3 into Level 2 were a result of changes in the observability of significant inputs for certain portfolio companies.

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
________________
(1)Transfers between levels, if any, are recognized at the beginning of the period in which the transfers occur.

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

Owl Rock Capital Corporation
Notes to Consolidated Financial Statements (Unaudited) - Continued
_______________
(1)Transfers between levels, if any, are recognized at the beginning of the period in which the transfers occur. For the six months ended June 30, 2021, transfers into Level 3 from Level 2 were a result of changes in the observability of significant inputs for certain portfolio companies.
The following tables present information with respect to net change in unrealized gains on investments for which Level 3 inputs were used in determining the fair value that are still held by the Company for the three and six months ended June 30, 2022, and 2021:

	Net change in unrealized gain (loss) for the Three Months Ended June 30, 2022 on Investments Held at June 30, 2022	Net change in unrealized gain (loss) for the Three Months Ended June 30, 2021 on Investments Held at June 30, 2021
First-lien senior secured debt investments	$(75,853)	$18,965
Second-lien senior secured debt investments	(53,333)	8,757
Unsecured debt investments	(19,293)	3,591
Preferred equity investments	(15,197)	(65)
Common equity investments	12,090	12,548
Total Investments	$(151,586)	$43,796

	Net change in unrealized gain (loss) for the Six Months Ended June 30, 2022 on Investments Held at June 30, 2022	Net change in unrealized gain (loss) for the Six Months Ended June 30, 2021 on Investments Held at June 30, 2021
First-lien senior secured debt investments	$(126,594)	$62,084
Second-lien senior secured debt investments	(72,553)	19,401
Unsecured debt investments	(24,942)	2,778
Preferred equity investments	(18,970)	(113)
Common equity investments	2,434	22,582
Total Investments	$(240,625)	$106,732

Owl Rock Capital Corporation
Notes to Consolidated Financial Statements (Unaudited) - Continued
The following tables present quantitative information about the significant unobservable inputs of the Company’s Level 3 investments as of June 30, 2022 and December 31, 2021. The weighted average range of unobservable inputs is based on fair value of investments. The tables are not intended to be all-inclusive but instead capture the significant unobservable inputs relevant to the Company’s determination of fair value.

As of June 30, 2022
($ in thousands)	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)	Impact to Valuation from an Increase in Input
First-lien senior secured debt investments	$8,187,200	Yield Analysis	Market Yield	(8.7% - 28.9%) 11.8%	Decrease
	1,055,488	Recent Transaction	Transaction Price	(92.5% - 99.3%) 98.8%	Increase
Second-lien senior secured debt investments	$1,624,373	Yield Analysis	Market Yield	(11.7% - 22.5%) 15.0%	Decrease
	129,099	Recent Transaction	Transaction Price	(98.5% - 99.0%) 98.8%	Increase
	10,507	Collateral Analysis	Recovery Rate	(16.5% - 16.5%) 16.5%	Increase
Unsecured debt investments	$177,921	Yield Analysis	Market Yield	(9.1% - 11.3%) 10.7%	Decrease
	86,696	Recent Transaction	Transaction Price	(97.0% - 99.3%) 98.8%	Increase
	5,135	Market Approach	EBITDA Multiple	(14.0x - 14.0x) 14.0x	Increase
Preferred equity investments	$229,778	Yield Analysis	Market Yield	(11.9% - 16.1%) 14.2%	Decrease
	66,943	Recent Transaction	Transaction Price	(97.3% - 97.5%) 97.3%	Increase
	45	Market Approach	EBITDA Multiple	(11.5x - 11.5x) 11.5x	Increase
Common equity investments	$698,828	Market Approach	EBITDA Multiple	(1.2x - 23.3x) 3.9x	Increase
	18,288	Recent Transaction	Transaction Price	(100.0% - 121.2%) 105.2%	Increase
	9,038	Market Approach	Revenue Multiple	(1.3x -41.0x) 16.1x	Increase
	255	Market Approach	Gross Profit Multiple	(16.5x - 16.5x) 16.5x	Increase
	3,917	Market Approach	Transaction Price	($70 - $70) $70	Increase

Owl Rock Capital Corporation
Notes to Consolidated Financial Statements (Unaudited) - Continued

	As of December 31, 2021
($ in thousands)	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)	Impact to Valuation from an Increase in Input
First-lien senior secured debt investments	$8,670,821	Yield Analysis	Market Yield	(5.3% - 20.0%) 8.7%	Decrease
	868,953	Recent Transaction	Transaction Price	(90.5% - 99.4%) 97.4%	Increase
Second-lien senior secured debt investments(1)	$1,459,187	Yield Analysis	Market Yield	(7.8% - 15.0%) 9.6%	Decrease
	395,865	Recent Transaction	Transaction Price	(98.0% - 99.0%) 98.6%	Increase
	15,919	Collateral Analysis	Recovery Rate	(25.0% - 25.0%) 25.0%	Increase
Unsecured debt investments(2)	$179,730	Yield Analysis	Market Yield	(7.2% - 9.4%) 8.8%	Decrease
	5,135	Market Approach	EBITDA Multiple	(14.8x - 14.8x) 14.8x	Increase
Preferred equity investments	$181,394	Yield Analysis	Market Yield	(11.4% - 14.6%) 11.9%	Decrease
	75,863	Recent Transaction	Transaction Price	(97.3% - 100.0%) 98.1%	Increase
	3,612	Market Approach	EBITDA Multiple	(9.3x - 9.3x) 9.3x	Increase
Common equity investments	$488,629	Market Approach	EBITDA Multiple	(1.2x - 24.0x) 5.0x	Increase
	79,900	Recent Transaction	Transaction Price	(100.0% - 100.0%) 100.0%	Increase
	2,334	Market Approach	Transaction Price	($560.00 - $560.00) $560.00	Increase
	753	Market Approach	Gross Profit Multiple	(27.0x - 27.0x) 27.0x	Increase
_______________
(1)Excludes investments with an aggregate fair value amounting to $50.5 million, which the Company valued using indicative bid prices obtained from brokers.
(2)Excludes investments with an aggregate fair value amounting to $11.6 million, which the Company valued using indicative bid prices obtained from brokers.
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

Owl Rock Capital Corporation
Notes to Consolidated Financial Statements (Unaudited) - Continued
Debt Not Carried at Fair Value
Fair value is estimated by discounting remaining payments using applicable current market rates, which take into account changes in the Company’s marketplace credit ratings, or market quotes, if available. The following table presents the carrying and fair values of the Company’s debt obligations as of June 30, 2022 and December 31, 2021.

	June 30, 2022		December 31, 2021
($ in thousands)	Net Carrying Value(1)	Fair Value	Net Carrying Value(2)	Fair Value
Revolving Credit Facility	$594,223	$594,223	$879,943	$879,943
SPV Asset Facility II	94,837	94,837	95,668	95,668
SPV Asset Facility III	249,042	249,042	188,979	188,979
SPV Asset Facility IV	97,306	97,306	152,727	152,727
CLO I	387,150	387,150	386,989	386,989
CLO II	257,037	257,037	256,942	256,942
CLO III	258,029	258,029	257,937	257,937
CLO IV	287,554	287,554	287,342	287,342
CLO V	506,902	506,902	194,167	194,167
CLO VI	258,163	258,163	258,093	258,093
2024 Notes	389,996	398,000	406,481	427,000
2025 Notes	420,447	400,563	419,674	443,063
July 2025 Notes	494,478	463,750	493,637	518,750
2026 Notes	492,115	460,000	491,085	526,250
July 2026 Notes	980,743	880,000	978,537	1,017,500
2027 Notes	450,718	416,250	497,537	488,750
2028 Notes	834,757	669,375	833,588	837,250
Total Debt	$7,053,497	$6,678,181	$7,079,326	$7,217,350
_______________
(1)The carrying value of the Company’s Revolving Credit Facility, SPV Asset Facility II, SPV Asset Facility III, SPV Asset Facility IV, CLO I, CLO II, CLO III, CLO IV, CLO V, CLO VI, 2024 Notes, 2025 Notes, July 2025 Notes, 2026 Notes, July 2026 Notes, 2027 Notes and 2028 Notes are presented net of deferred financing costs of $10.7 million, $5.2 million, $1.0 million, $2.7 million, $2.9 million, $3.0 million, $2.0 million, $4.9 million, $2.7 million, $1.8 million, $4.0 million, $4.5 million, $5.5 million, $7.9 million, $19.3 million, $8.8 million and $15.2 million, respectively.
(2)The carrying value of the Company’s Revolving Credit Facility, SPV Asset Facility II, SPV Asset Facility III, SPV Asset Facility IV, CLO I, CLO II, CLO III, CLO IV, CLO V, CLO VI, 2024 Notes, 2025 Notes, July 2025 Notes, 2026 Notes, July 2026 Notes, 2027 Notes and 2028 Notes are presented net of deferred financing costs of $12.4 million, $4.3 million, $1.0 million, $2.2 million, $3.0 million, $3.1 million, $2.1 million, $5.2 million, $1.8 million, $1.9 million, $5.0 million, $5.3 million, $6.4 million, $8.9 million, $21.5 million, $9.7 million and $16.4 million, respectively.
The following table presents fair value measurements of the Company’s debt obligations as of June 30, 2022 and December 31, 2021:

($ in thousands)	June 30, 2022	December 31, 2021
Level 1	$—	$—
Level 2	3,687,938	4,258,563
Level 3	2,990,243	2,958,787
Total Debt	$6,678,181	$7,217,350
Financial Instruments Not Carried at Fair Value
As of June 30, 2022 and December 31, 2021, the carrying amounts of the Company’s assets and liabilities, other than investments at fair value and debt, approximate fair value due to their short maturities.
Note 6. Debt
In accordance with the 1940 Act, with certain limitations, the Company is allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 150%. As of June 30, 2022 and December 31, 2021, the Company’s asset coverage was 179% and 182%, respectively.

Owl Rock Capital Corporation
Notes to Consolidated Financial Statements (Unaudited) - Continued
Debt obligations consisted of the following as of June 30, 2022 and December 31, 2021:

	June 30, 2022
($ in thousands)	Aggregate Principal Committed	Outstanding Principal	Amount Available(1)	Net Carrying Value(2)
Revolving Credit Facility(3)(5)	$1,655,000	$604,949	$997,633	$594,223
SPV Asset Facility II	350,000	100,000	250,000	94,837
SPV Asset Facility III	250,000	250,000	—	249,042
SPV Asset Facility IV	250,000	100,000	150,000	97,306
CLO I	390,000	390,000	—	387,150
CLO II	260,000	260,000	—	257,037
CLO III	260,000	260,000	—	258,029
CLO IV	292,500	292,500	—	287,554
CLO V	509,625	509,625	—	506,902
CLO VI	260,000	260,000	—	258,163
2024 Notes(4)	400,000	400,000	—	389,996
2025 Notes	425,000	425,000	—	420,447
July 2025 Notes	500,000	500,000	—	494,478
2026 Notes	500,000	500,000	—	492,115
July 2026 Notes	1,000,000	1,000,000	—	980,743
2027 Notes(4)	500,000	500,000	—	450,718
2028 Notes	850,000	850,000	—	834,757
Total Debt	$8,652,125	$7,202,074	$1,397,633	$7,053,497
______________
(1)The amount available reflects any collateral related limitations at the Company level related to each credit facility’s borrowing base.
(2)The carrying value of the Company’s Revolving Credit Facility, SPV Asset Facility II, SPV Asset Facility III, SPV Asset Facility IV, CLO I, CLO II, CLO III, CLO IV, CLO V, CLO VI, 2024 Notes, 2025 Notes, July 2025 Notes, 2026 Notes, July 2026 Notes, 2027 Notes and 2028 Notes are presented net of deferred financing costs of $10.7 million, $5.2 million, $1.0 million, $2.7 million, $2.9 million, $3.0 million, $2.0 million, $4.9 million, $2.7 million, $1.8 million, $4.0 million, $4.5 million, $5.5 million, $7.9 million, $19.3 million, $8.8 million and $15.2 million respectively.
(3)Includes the unrealized translation gain (loss) on borrowings denominated in foreign currencies.
(4)Inclusive of change in fair market value of effective hedge.
(5)The amount available is reduced by $52.4 million of outstanding letters of credit.

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
______________
(1)The amount available reflects any limitations related to each credit facility’s borrowing base.
(2)The carrying value of the Company’s Revolving Credit Facility, SPV Asset Facility II, SPV Asset Facility III, SPV Asset Facility IV, CLO I, CLO II, CLO III, CLO IV, CLO V, CLO VI, 2024 Notes, 2025 Notes, July 2025 Notes, 2026 Notes, July 2026 Notes, 2027 Notes and 2028 Notes are presented net of deferred financing costs of $12.4 million, $4.3 million, $1.0 million, $2.2 million, $3.0 million, $3.1 million, $2.1 million, $5.2 million, $1.8 million, $1.9 million, $5.0 million, $5.3 million, $6.4 million, $8.9 million, $21.5 million, $9.7 million and $16.4 million, respectively.
(3)Includes the unrealized translation gain (loss) on borrowings denominated in foreign currencies.
(4)Inclusive of change in fair market value of effective hedge.
(5)The amount available is reduced by $55.3 million of outstanding letters of credit.
For the three and six months ended June 30, 2022 and 2021 the components of interest expense were as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
($ in thousands)	2022	2021	2022	2021
Interest expense	$58,185	$46,311	$110,832	$89,448
Amortization of debt issuance costs	8,697	7,204	14,807	12,151
Net change in unrealized gain (loss) on effective interest rate swaps and hedged items(1)	465	930	3,087	922
Total Interest Expense	$67,347	$54,445	$128,726	$102,521
Average interest rate	3.2%	3.0%	3.1%	3.1%
Average daily borrowings	$7,131,423	$6,093,156	$7,141,675	$5,713,867
______________
(1)Refer to the 2023 Notes, 2024 Notes and 2027 Notes for details on each facility’s interest rate swap.
Credit Facilities
The Company’s credit facilities contain customary covenants, including certain limitations on the incurrence by us of additional indebtedness and on our ability to make distributions to our shareholders, or redeem, repurchase or retire shares of stock, upon the occurrence of certain events, and customary events of default (with customary cure and notice provisions).

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
The Revolving Credit Facility includes customary covenants, including certain limitations on the incurrence by the Company of additional indebtedness and on the Company’s ability to make distributions to the Company’s shareholders, or redeem, repurchase or retire shares of stock, upon the occurrence of certain events and certain financial covenants related to asset coverage and liquidity and other maintenance covenants, as well as customary events of default. The agreement requires a minimum asset coverage ratio of 1.50 to 1.00 with respect to the Company’s consolidated assets and its subsidiaries, measured at the last day of any fiscal quarter and a minimum asset coverage ratio of no less than 2.00 to 1.00 with respect to its consolidated assets and its subsidiary guarantors (including certain limitations on the contribution of equity in financing subsidiaries as specified therein) to its secured debt and its subsidiary guarantors (the “Obligor Asset Coverage Ratio”), measured at the last day of each fiscal quarter. The agreement also includes concentration limits in connection with the calculation of the borrowing base, based upon the Obligor Asset Coverage Ratio.

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
SPV Asset Facility III
On December 14, 2018 (the “SPV Asset Facility III Closing Date”), ORCC Financing III LLC (“ORCC Financing III”), a Delaware limited liability company and newly formed subsidiary of the Company, entered into a Loan Financing and Servicing Agreement (the “SPV Asset Facility III”), with ORCC Financing III, as borrower, the Company, as equity holder and services provider, the lenders from time to time parties thereto (the “SPV Lenders III”), Deutsche Bank AG, New York Branch, as Facility Agent, State Street Bank and Trust Company, as Collateral Agent and Cortland Capital Market Services LLC, as Collateral Custodian. The parties to the SPV Asset Facility III have entered into various amendments, including those relating to the undrawn fee and make-whole fee and definition of “Change of Control.” The following describes the terms of SPV Asset Facility III as amended through May 3, 2022.
From time to time, the Company expects to sell and contribute certain loan assets to ORCC Financing III pursuant to a Sale and Contribution Agreement by and between the Company and ORCC Financing III. No gain or loss will be recognized as a result of the contribution. Proceeds from the SPV Asset Facility III will be used to finance the origination and acquisition of eligible assets by ORCC Financing III, including the purchase of such assets from the Company. The Company retains a residual interest in assets contributed to or acquired by ORCC Financing III through its ownership of ORCC Financing III. The maximum principal amount of the SPV Asset Facility III is $250 million; the availability of this amount is subject to a borrowing base test, which is based on the value of ORCC Financing III’s assets from time to time, and satisfaction of certain conditions, including interest spread and weighted average coupon tests, certain concentration limits and collateral quality tests.
The SPV Asset Facility III provides for the ability to borrow, reborrow, repay and prepay advances under the SPV Asset Facility III until June 14, 2023 unless such period is extended or accelerated under the terms of the SPV Asset Facility III (the “SPV Asset Facility III Revolving Period”). Unless otherwise extended, accelerated or terminated under the terms of the SPV Asset Facility III, the SPV Asset Facility III will mature on the date that is two years after the last day of the SPV Asset Facility III Revolving Period (the “SPV Asset Facility III Stated Maturity”). Prior to the SPV Asset Facility III Stated Maturity, proceeds received by ORCC Financing III from principal and interest, dividends, or fees on assets must be used to pay fees, expenses and interest on outstanding advances, and the excess may be returned to the Company, subject to certain conditions. On the SPV Asset Facility III Stated Maturity, ORCC Financing III must pay in full all outstanding fees and expenses and all principal and interest on outstanding advances, and the excess may be returned to the Company.
Amounts drawn bear interest at term SOFR (or, in the case of certain SPV Lenders III that are commercial paper conduits, the lower of (a) their cost of funds and (b) term SOFR, such term SOFR not to be lower than zero) plus a spread equal to 2.20% per annum, which spread will increase (a) on and after the end of the SPV Asset Facility III Revolving Period by 0.15% per annum if no event of default has occurred and (b) by 2.00% per annum upon the occurrence of an event of default (such spread, the “Applicable Margin”). Term SOFR may be replaced as a base rate under certain circumstances. The Company predominantly borrows utilizing term SOFR rate loans, generally electing one-month SOFR upon borrowing. During the Revolving Period, ORCC Financing III will pay an undrawn fee ranging from 0.25% to 0.50% per annum on the undrawn amount, if any, of the revolving commitments in the SPV Asset Facility III. During the Revolving Period, if the undrawn commitments are in excess of a certain portion (initially 20% and increasing in stages to 75%) of the total commitments under the SPV Asset Facility III, ORCC Financing III will also pay a make-whole fee equal to the Applicable Margin multiplied by such excess undrawn commitment amount, reduced by the undrawn fee payable on such excess. The SPV Asset Facility III contains customary covenants, including certain financial maintenance covenants, limitations on the activities of ORCC Financing III, including limitations on incurrence of incremental indebtedness, and customary events of default. The SPV Asset Facility III is secured by a perfected first priority security interest in the assets of ORCC Financing III and on any payments received by ORCC Financing III in respect of those assets. Assets pledged to the SPV Asset Facility III Lenders will not be available to pay the debts of the Company.
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
The CLO V Secured Notes were redeemed in the CLO V Refinancing, described below.
Concurrently with the issuance of the CLO V Secured Notes, the CLO V Issuer issued approximately $149.45 million of subordinated securities in the form of 149,450 preferred shares at an issue price of U.S.$1,000 per share (the “CLO V Preferred Shares”). The CLO V Preferred Shares were issued by the CLO V Issuer as part of its issued share capital and are not secured by the collateral securing the CLO V Secured Notes. The Company owns all of the outstanding CLO V Preferred Shares, and as such, these securities are eliminated in consolidation. The Company acted as retention holder in connection with the CLO V Transaction for the purposes of satisfying certain U.S. and European Union regulations requiring sponsors of securitization transactions to retain exposure to the performance of the securitized assets and as such was required to retain a portion of the CLO V Preferred Shares while the CLO V Secured Notes were outstanding.
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
Through July 20, 2022, a portion of the proceeds received by the CLO V Issuer from the loans securing the CLO V Secured Notes could be used by the CLO V Issuer to purchase additional middle market loans under the direction of the Adviser, in its capacity as collateral manager for the CLO V Issuer and in accordance with the Company’s investing strategy and ability to originate eligible middle market loans.
The CLO V Secured Notes were the secured obligation of the CLO V Issuers, and the CLO V Indenture includes customary covenants and events of default. The CLO V Secured Notes have not been registered under the Securities Act, or any state securities (e.g., “blue sky”) laws, and may not be offered or sold in the United States absent registration with the Securities and Exchange Commission or pursuant to an applicable exemption from such registration. Assets pledged to the holders of the CLO V Secured Notes were not available to pay the debts of the Company.
CLO V Refinancing
On April 20, 2022 (the “CLO V Refinancing Date”), the Company completed a $669.2 million term debt securitization refinancing (the “CLO V Refinancing”), also known as a collateralized loan obligation refinancing, which is a form of secured financing incurred by the Company. The secured notes and preferred shares issued in the CLO V Refinancing were issued by the CLO V Co-Issuer, as Issuer (the “CLO V Refinancing Issuer”), and are backed by a portfolio of collateral obligations consisting of middle market loans and participation interests in middle market loans as well as by other assets of the CLO V Refinancing Issuer.
The CLO V Refinancing was executed by the issuance of the following classes of notes pursuant to the CLO V Indenture as supplemented by the supplemental indenture dated as of the CLO V Refinancing Date (the “CLO V Refinancing Indenture”), by and among the CLO V Refinancing Issuer and State Street Bank and Trust Company: (i) $354.4 million of AAA(sf) Class A-1R Notes, which bear interest at the Benchmark, as defined in the CLO V Refinancing Indenture, plus 1.78%, (ii) $30.4 million of AAA(sf) Class A-2R Notes, which bear interest at the Benchmark plus 1.95%, (iii) $49.0 million of AA(sf) Class B-1 Notes, which bear interest at the Benchmark plus 2.20%, (iv) $5.0 million of AA(sf) Class B-2 Notes, which bear interest at 4.25%, (v) $31.5 million of A(sf) Class C-1 Notes, which bear interest at the Benchmark plus 3.15% and (vi) $39.4 million of A(sf) Class C-2 Notes, which bear interest at 5.10% (together, the “CLO V Refinancing Secured Notes”). The CLO V Refinancing Secured Notes are secured by the middle market loans, participation interests in middle market loans and other assets of the Issuer. The CLO V Refinancing Secured Notes are scheduled to mature on April 20, 2034. The CLO V Refinancing Secured Notes were privately placed by Natixis Securities

Owl Rock Capital Corporation
Notes to Consolidated Financial Statements (Unaudited) - Continued
Americas LLC. The proceeds from the CLO V Refinancing were used to redeem in full the classes of notes issued on the CLO V Closing Date and to pay expenses incurred in connection with the CLO V Refinancing.
Concurrently with the issuance of the CLO V Refinancing Secured Notes, the CLO V Issuer issued approximately $10.2 million of additional subordinated securities, for a total of $159.6 million of subordinated securities in the form of 159,620 preferred shares at an issue price of U.S.$1,000 per share. The CLO V Preferred Shares are not secured by the collateral securing the CLO V Refinancing Secured Notes. The Company acts as retention holder in connection with the CLO V Refinancing for the purposes of satisfying certain U.S., European Union and United Kingdom regulations requiring sponsors of securitization transactions to retain exposure to the performance of the securitized assets and as such is required to retain a portion of the Preferred Shares.
On the CLO V Closing Date, the CLO V Issuer entered into a loan sale agreement with Company, which provided for the sale and contribution of approximately $201.8 million par amount of middle market loans from the Company to the CLO V Issuer on the CLO V Closing Date and for future sales from the Company to the CLO V Issuer on an ongoing basis. As part of the CLO V Refinancing, the CLO V Refinancing Issuer, as the successor to the CLO V Issuer, and the Company entered into an amended and restated loan sale agreement with the Company dated as of the CLO V Refinancing Date, pursuant to which the CLO V Refinancing Issuer assumed all ongoing obligations of the CLO V Issuer under the original agreement and the Company sold and contributed approximately $275.67 million par amount middle market loans to the CLO V Refinancing Issuer on the CLO V Refinancing Date and provides for future sales from the Company to the CLO V Refinancing Issuer on an ongoing basis. Such loans constituted part of the portfolio of assets securing the CLO V Refinancing Secured Notes. A portion of the of the portfolio assets securing the CLO V Refinancing Secured Notes consists of middle market loans purchased by the CLO V Issuer from ORCC Financing II LLC, a wholly-owned subsidiary of the Company, under an additional loan sale agreement executed on the CLO V Closing Date between the CLO V Issuer and ORCC Financing II LLC and which the CLO V Refinancing Issuer and ORCC Financing II LLC amended and restated on the CLO V Refinancing Date in connection with the refinancing. The Company and ORCC Financing II LLC each made customary representations, warranties, and covenants to the CLO V Refinancing Issuer under the applicable loan sale agreement.
Through April 20, 2026, a portion of the proceeds received by the CLO V Issuer from the loans securing the CLO V Refinancing Secured Notes may be used by the Issuer to purchase additional middle market loans under the direction of the Advisor, in its capacity as collateral manager for the CLO V Refinancing Issuer and in accordance with the Company’s investing strategy and ability to originate eligible middle market loans.
The CLO V Refinancing Secured Notes are the secured obligation of the CLO V Refinancing Issuer, and the CLO V Refinancing Indenture includes customary covenants and events of default. The CLO V Refinancing Secured Notes have not been registered under the Securities Act of 1933, as amended (the “Securities Act”), or any state securities (e.g., “blue sky”) laws, and may not be offered or sold in the United States absent registration with the Securities and Exchange Commission or pursuant to an applicable exemption from such registration.
The Adviser serves as collateral manager for the CLO V Refinancing Issuer under an amended and restated collateral management agreement dated as of the CLO V Refinancing Date. The Adviser is entitled to receive fees for providing these services. The Adviser has waived its right to receive such fees but may rescind such waiver at any time; provided, however, that if the Adviser rescinds such waiver, the management fee payable to the Adviser pursuant to the Investment Advisory Agreement will be offset by the amount of the collateral management fee attributable to the CLO V Refinancing Issuer’s equity or notes owned by the Company.
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
In connection with the offering of the 2023 Notes, on December 21, 2017 the Company entered into a centrally cleared interest rate swap. The notional amount of the interest rate swap was $150 million. The Company received fixed rate interest semi-annually at 4.75% and paid variable rate interest monthly based on 1-month LIBOR plus 2.545%. The interest rate swap matured on December 21, 2021, and therefore, for the three and six months ended June 30, 2022, the Company did not make any periodic payments. For the three and six months ended June 30, 2021, the Company made periodic payments of $1.0 million and $2.0 million, respectively. The interest expense related to the 2023 Notes is equally offset by the proceeds received from the interest rate swap. The swap adjusted interest expense is included as a component of interest expense on the Company’s Consolidated Statements of Operations. Depending on the nature of the balance at period end, the fair value of the interest rate swap is either included as a component of accrued expenses and other liabilities or prepaid expenses and other assets on the Company’s Consolidated Statements of Assets and Liabilities. The change in fair value of the interest rate swap is offset by the change in fair value of the 2023 Notes, with the remaining difference included as a component of interest expense on the Consolidated Statements of Operations.
On November 23, 2021, we caused notice to be issued to the holders of the 2023 Notes regarding our exercise of the option to redeem in full all $150 million in aggregate principal amount of the 2023 Notes at 100% of their principal amount, plus the accrued and unpaid interest thereon through, but excluding, the redemption date, December 23, 2021. On December 23, 2021, we redeemed in

Owl Rock Capital Corporation
Notes to Consolidated Financial Statements (Unaudited) - Continued
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
In connection with the issuance of the 2024 Notes, on April 10, 2019 the Company entered into centrally cleared interest rate swaps. The notional amount of the interest rate swaps is $400 million. The Company will receive fixed rate interest at 5.25% and pay variable rate interest based on one-month LIBOR plus 2.937%. The interest rate swaps mature on April 10, 2024. For the three and six months ended June 30, 2022, the Company made periodic payments of $4.3 million and $4.3 million, respectively. For the three and six months ended June 30, 2021, the Company made periodic payments of $4.3 million and $4.3 million, respectively. The interest expense related to the 2024 Notes is equally offset by the proceeds received from the interest rate swaps. The swap adjusted interest expense is included as a component of interest expense on the Company’s Consolidated Statements of Operations. As of June 30, 2022 and December 31, 2021, the interest rate swap had a fair value of $(6.2) million and $12.0 million, respectively. Depending on the nature of the balance at period end, the fair value of the interest rate swap is either included as a component of accrued expenses and other liabilities or prepaid expenses and other assets on the Company’s Consolidated Statements of Assets and Liabilities. The change in fair value of the interest rate swap is offset by the change in fair value of the 2024 Notes, with the remaining difference included as a component of interest expense on the Consolidated Statements of Operations.
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

Owl Rock Capital Corporation
Notes to Consolidated Financial Statements (Unaudited) - Continued
date falling one month prior to the maturity date of the 2026 Notes), the redemption price for the 2026 Notes will be equal to 100% of the principal amount of the 2026 Notes to be redeemed, plus accrued and unpaid interest, if any, to, but excluding, the date of redemption.
July 2026 Notes
On December 8, 2020, the Company issued $1.0 billion aggregate principal amount of notes that mature on July 15, 2026 (the “July 2026 Notes”). The July 2026 Notes bear interest at a rate of 3.40% per year, payable semi-annually on January 15 and July 15 of each year, commencing on July 15, 2021. The Company may redeem some or all of the July 2026 Notes at any time, or from time to time, at a redemption price equal to the greater of (1) 100% of the principal amount of the July 2026 Notes to be redeemed or (2) the sum of the present values of the remaining scheduled payments of principal and interest (exclusive of accrued and unpaid interest to the date of redemption) on the July 2026 Notes to be redeemed, discounted to the redemption date on a semi-annual basis (assuming a 360-day year consisting of twelve 30-day months) using the applicable Treasury Rate plus 50 basis points, plus, in each case, accrued and unpaid interest to the redemption date; provided, however, that if the Company redeems any July 2026 Notes on or after June 15, 2026 (the date falling one month prior to the maturity date of the July 2026 Notes), the redemption price for the July 2026 Notes will be equal to 100% of the principal amount of the July 2026 Notes to be redeemed, plus accrued and unpaid interest, if any, to, but excluding, the date of redemption.
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
In connection with the issuance of the 2027 Notes, on April 26, 2021, the Company entered into centrally cleared interest rate swaps. The notional amount of the interest rate swaps is $500 million. The Company will receive fixed rate interest at 2.625% and pay variable rate interest based on one-month LIBOR plus 1.655%. The interest rate swaps mature on January 15, 2027. For the three months ended June 30, 2022 the Company made no periodic payments and for the six months ended June 30, 2022 the Company made $2.0 million in periodic payments. For the three and six months ended June 30, 2021, the Company did not make periodic payments. The interest expense related to the 2027 Notes is equally offset by the proceeds received from the interest rate swaps. The swap adjusted interest expense is included as a component of interest expense on the Company’s Consolidated Statements of Operations. As of June 30, 2022 and December 31, 2021, the interest rate swap had a fair value of $(42.5) million and $7.6 million, respectively. Depending on the nature of the balance at period end, the fair value of the interest rate swaps is either included as a component of accrued expenses and other liabilities or prepaid expenses and other assets on the Company’s Consolidated Statements of Assets and Liabilities. The change in fair value of the interest rate swaps is offset by the change in fair value of the 2027 Notes, with the remaining difference included as a component of interest expense on the Consolidated Statements of Operations.
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

Owl Rock Capital Corporation
Notes to Consolidated Financial Statements (Unaudited) - Continued
Note 7. Commitments and Contingencies
Portfolio Company Commitments
From time to time, the Company may enter into commitments to fund investments. As of June 30, 2022 and December 31, 2021, the Company had the following outstanding commitments to fund investments in current portfolio companies:

Portfolio Company	Investment	June 30, 2022	December 31, 2021
($ in thousands)
3ES Innovation Inc. (dba Aucerna)	First lien senior secured revolving loan	$2,193	$3,893
ABB/Con-cise Optical Group LLC	First lien senior secured revolving loan	920	—
Accela, Inc.	First lien senior secured revolving loan	—	3,000
Alera Group, Inc.	First lien senior secured delayed draw term loan	417	417
AmSpec Group, Inc. (fka AmSpec Services Inc.)	First lien senior secured revolving loan	11,882	10,665
Anaplan INC	First lien senior secured revolving loan	9,722	—
Apex Group Treasury, LLC	Second lien senior secured delayed draw term loan	25,147	25,147
Apex Service Partners, LLC	First lien senior secured delayed draw term loan	537	—
Apex Service Partners, LLC	First lien senior secured revolving loan	40	—
Apptio, Inc.	First lien senior secured revolving loan	1,667	1,667
Aramsco, Inc.	First lien senior secured revolving loan	8,378	8,378
Ardonagh Midco 3 PLC	First lien senior secured GBP delayed draw term loan	9,897	11,038
Armstrong Bidco Limited (dba The Access Group)	First lien senior secured delayed draw term loan	1,232	—
Ascend Buyer, LLC (dba PPC Flexible Packaging)	First lien senior secured revolving loan	489	471
Associations, Inc.	First lien senior secured delayed draw term loan	59,900	—
Associations, Inc.	First lien senior secured revolving loan	32,923	32,923
AxiomSL Group, Inc.	First lien senior secured delayed draw term loan	8,331	8,331
AxiomSL Group, Inc.	First lien senior secured revolving loan	18,227	18,227
Bayshore Intermediate #2, L.P. (dba Boomi)	First lien senior secured revolving loan	6,913	6,913
BCPE Osprey Buyer, Inc. (dba PartsSource)	First lien senior secured delayed draw term loan	28,014	28,014
BCPE Osprey Buyer, Inc. (dba PartsSource)	First lien senior secured revolving loan	11,855	11,855
BCTO BSI Buyer, Inc. (dba Buildertrend)	First lien senior secured revolving loan	1,804	2,339
Blend Labs, Inc.	First lien senior secured revolving loan	7,500	7,500
BP Veraison Buyer, LLC (dba Sun World)	First lien senior secured delayed draw term loan	29,054	29,054
BP Veraison Buyer, LLC (dba Sun World)	First lien senior secured revolving loan	8,716	8,716
Brightway Holdings, LLC	First lien senior secured revolving loan	3,158	3,158
Centrify Corporation	First lien senior secured revolving loan	3,409	6,817
CivicPlus, LLC	First lien senior secured delayed draw term loan	—	6,673
CivicPlus, LLC	First lien senior secured revolving loan	2,698	1,335
CSC Mkg Topco LLC (dba Medical Knowledge Group)	First lien senior secured revolving loan	169	—
Denali BuyerCo, LLC (dba Summit Companies)	First lien senior secured delayed draw term loan	7,306	9,849
Denali BuyerCo, LLC (dba Summit Companies)	First lien senior secured revolving loan	2,199	3,556
Diamondback Acquisition, Inc. (dba Sphera)	First lien senior secured delayed draw term loan	1,080	1,080

Owl Rock Capital Corporation
Notes to Consolidated Financial Statements (Unaudited) - Continued

Portfolio Company	Investment	June 30, 2022	December 31, 2021
Dodge Data & Analytics LLC	First lien senior secured revolving loan	—	1,888
Douglas Products and Packaging Company LLC	First lien senior secured revolving loan	7,722	3,936
EET Buyer, Inc. (dba e-Emphasys)	First lien senior secured revolving loan	455	455
Entertainment Benefits Group, LLC	First lien senior secured revolving loan	133	11,200
Evolution BuyerCo, Inc. (dba SIAA)	First lien senior secured revolving loan	10,709	10,709
Forescout Technologies, Inc.	First lien senior secured delayed draw term loan	90,278	—
Forescout Technologies, Inc.	First lien senior secured revolving loan	2,138	5,345
Fortis Solutions Group, LLC	First lien senior secured delayed draw term loan	439	1,347
Fortis Solutions Group, LLC	First lien senior secured revolving loan	431	462
Fullsteam Operations, LLC	First lien senior secured delayed draw term loan	7,932	—
Gainsight, Inc.	First lien senior secured revolving loan	3,357	3,357
Galls, LLC	First lien senior secured revolving loan	19,590	20,468
Gaylord Chemical Company, L.L.C.	First lien senior secured revolving loan	13,202	13,202
Gerson Lehrman Group, Inc.	First lien senior secured revolving loan	21,563	21,563
GI Ranger Intermediate, LLC (dba Rectangle Health)	First lien senior secured delayed draw term loan	—	614
GI Ranger Intermediate, LLC (dba Rectangle Health)	First lien senior secured revolving loan	332	369
Global Music Rights, LLC	First lien senior secured revolving loan	667	667
GovBrands Intermediate, Inc.	First lien senior secured delayed draw term loan	1,111	1,111
GovBrands Intermediate, Inc.	First lien senior secured revolving loan	793	793
Granicus, Inc.	First lien senior secured delayed draw term loan	1,006	1,006
Granicus, Inc.	First lien senior secured revolving loan	1,187	1,187
Guidehouse Inc.	First lien senior secured revolving loan	—	351
H&F Opportunities LUX III S.À R.L (dba Checkmarx)	First lien senior secured revolving loan	16,250	16,250
Hercules Borrower, LLC (dba The Vincit Group)	First lien senior secured revolving loan	18,685	20,916
HGH Purchaser, Inc. (dba Horizon Services)	First lien senior secured delayed draw term loan	38,136	49,359
HGH Purchaser, Inc. (dba Horizon Services)	First lien senior secured revolving loan	6,189	7,031
Hissho Sushi Merger Sub, LLC	First lien senior secured revolving loan	53	—
Hometown Food Company	First lien senior secured revolving loan	4,235	4,235
Ideal Tridon Holdings, Inc.	First lien senior secured revolving loan	5,727	3,927
IG Investments Holdings, LLC (dba Insight Global)	First lien senior secured revolving loan	2,881	1,987
Indigo Buyer, Inc. (dba Inovar Packaging Group)	First lien senior secured delayed draw term loan	250	—
Indigo Buyer, Inc. (dba Inovar Packaging Group)	First lien senior secured revolving loan	83	—
Individual Foodservice Holdings, LLC	First lien senior secured delayed draw term loan	—	6,890
Individual Foodservice Holdings, LLC	First lien senior secured revolving loan	21,567	20,609
Inovalon Holdings, Inc.	First lien senior secured delayed draw term loan	18,988	18,988
Integrity Marketing Acquisition, LLC	First lien senior secured revolving loan	14,832	14,832
Intelerad Medical Systems Incorporated (fka 11849573 Canada Inc.)	First lien senior secured revolving loan	1,607	1,607
Interoperability Bidco, Inc. (dba Lyniate)	First lien senior secured revolving loan	3,043	4,000
Kaseya Inc.	First lien senior secured delayed draw term loan	1,134	—

Owl Rock Capital Corporation
Notes to Consolidated Financial Statements (Unaudited) - Continued

Portfolio Company	Investment	June 30, 2022	December 31, 2021
Kaseya Inc.	First lien senior secured revolving loan	1,134	—
IQN Holding Corp. (dba Beeline)	First lien senior secured revolving loan	—	22,672
KPSKY Acquisition, Inc. (dba BluSky)	First lien senior secured delayed draw term loan	31	256
Lazer Spot G B Holdings, Inc.	First lien senior secured revolving loan	20,930	26,833
Mario Purchaser, LLC (dba Len the Plumber)	First lien senior secured delayed draw term loan	6,905	—
Mario Purchaser, LLC (dba Len the Plumber)	First lien senior secured revolving loan	1,381	—
Lignetics Investment Corp.	First lien senior secured delayed draw term loan	3,922	3,922
Lignetics Investment Corp.	First lien senior secured revolving loan	392	3,922
Litera Bidco LLC	First lien senior secured delayed draw term loan	—	5,176
Litera Bidco LLC	First lien senior secured revolving loan	5,738	5,738
Medline Borrower, LP	First lien senior secured revolving loan	7,190	7,190
MHE Intermediate Holdings, LLC (dba OnPoint Group)	First lien senior secured delayed draw term loan	—	9,850
MHE Intermediate Holdings, LLC (dba OnPoint Group)	First lien senior secured revolving loan	15,536	15,536
Milan Laser Holdings LLC	First lien senior secured revolving loan	2,078	2,078
MINDBODY, Inc.	First lien senior secured revolving loan	6,071	6,071
Ministry Brands Holdings, LLC	First lien senior secured delayed draw term loan	226	226
Ministry Brands Holdings, LLC	First lien senior secured revolving loan	68	68
National Dentex Labs LLC (fka Barracuda Dental LLC)	First lien senior secured delayed draw term loan	3,980	3,980
National Dentex Labs LLC (fka Barracuda Dental LLC)	First lien senior secured revolving loan	2,576	6,322
Natural Partners, LLC	First lien senior secured revolving loan	68	—
Nelipak Holding Company	First lien senior secured USD revolving loan	2,412	4,288
Nelipak Holding Company	First lien senior secured EUR revolving loan	5,791	7,518
NMI Acquisitionco, Inc. (dba Network Merchants)	First lien senior secured delayed draw term loan	4,073	4,073
NMI Acquisitionco, Inc. (dba Network Merchants)	First lien senior secured revolving loan	1,652	1,652
Norvax, LLC (dba GoHealth)	First lien senior secured revolving loan	2,761	2,761
Notorious Topco, LLC (dba Beauty Industry Group)	First lien senior secured delayed draw term loan	15,962	15,962
Notorious Topco, LLC (dba Beauty Industry Group)	First lien senior secured revolving loan	5,427	7,981
OB Hospitalist Group, Inc.	First lien senior secured revolving loan	13,533	13,533
Ole Smoky Distillery, LLC	First lien senior secured revolving loan	116	—
Patriot Acquisition TopCo S.A.R.L (dba Corza Health, Inc.)	First lien senior secured revolving loan	13,538	13,538
Peter C. Foy & Associates Insurance Services, LLC (dba PCF Insurance Services)	First lien senior secured delayed draw term loan	—	8,695
Peter C. Foy & Associates Insurance Services, LLC (dba PCF Insurance Services)	First lien senior secured revolving loan	6,161	6,161
Plasma Buyer LLC (dba PathGroup)	First lien senior secured delayed draw term loan	176	—
Plasma Buyer LLC (dba PathGroup)	First lien senior secured revolving loan	76	—
Pluralsight, LLC	First lien senior secured revolving loan	6,235	6,235
Project Power Buyer, LLC (dba PEC-Veriforce)	First lien senior secured revolving loan	3,188	3,188
PS Operating Company LLC (fka QC Supply, LLC)	First lien senior secured revolving loan	1,324	2,650
QAD, Inc.	First lien senior secured revolving loan	3,429	3,429
Quva Pharma, Inc.	First lien senior secured revolving loan	1,920	4,000

Owl Rock Capital Corporation
Notes to Consolidated Financial Statements (Unaudited) - Continued

Portfolio Company	Investment	June 30, 2022	December 31, 2021
Reef Global Acquisition LLC (fka Cheese Acquisition, LLC)	First lien senior secured revolving loan	6,312	5,377
Refresh Parent Holdings, Inc.	First lien senior secured delayed draw term loan	—	797
Refresh Parent Holdings, Inc.	First lien senior secured revolving loan	—	6,897
Relativity ODA LLC	First lien senior secured revolving loan	7,333	7,333
Sara Lee Frozen Bakery, LLC (fka KSLB Holdings, LLC)	First lien senior secured revolving loan	3,120	8,700
Securonix, Inc.	First lien senior secured revolving loan	153	—
SimpliSafe Holding Corporation	First lien senior secured delayed draw term loan	772	—
Smarsh Inc.	First lien senior secured delayed draw term loan	190	—
Smarsh Inc.	First lien senior secured revolving loan	48	—
Sonny's Enterprises LLC	First lien senior secured revolving loan	12,835	15,402
Swipe Acquisition Corporation (dba PLI)	First lien senior secured delayed draw term loan	6,228	10,230
Swipe Acquisition Corporation (dba PLI)	Letter of Credit	7,118	7,118
SWK BUYER, Inc. (dba Stonewall Kitchen)	First lien senior secured delayed draw term loan	175	—
SWK BUYER, Inc. (dba Stonewall Kitchen)	First lien senior secured revolving loan	25	—
Tahoe Finco, LLC	First lien senior secured revolving loan	9,244	9,244
Tamarack Intermediate, L.L.C. (dba Verisk 3E)	First lien senior secured revolving loan	141	—
TC Holdings, LLC (dba TrialCard)	First lien senior secured revolving loan	—	7,685
TEMPO BUYER CORP. (dba Global Claims Services)	First lien senior secured delayed draw term loan	308	308
TEMPO BUYER CORP. (dba Global Claims Services)	First lien senior secured revolving loan	148	154
The Shade Store, LLC	First lien senior secured revolving loan	455	909
THG Acquisition, LLC (dba Hilb)	First lien senior secured revolving loan	8,608	8,608
Thunder Purchaser, Inc. (dba Vector Solutions)	First lien senior secured delayed draw term loan	10,966	10,965
Thunder Purchaser, Inc. (dba Vector Solutions)	First lien senior secured revolving loan	2,522	3,838
Troon Golf, L.L.C.	First lien senior secured revolving loan	21,622	21,621
Ultimate Baked Goods Midco, LLC	First lien senior secured revolving loan	3,978	4,724
Unified Women's Healthcare, LP	First lien senior secured delayed draw term loan	55	—
Unified Women's Healthcare, LP	First lien senior secured revolving loan	88	—
USRP Holdings, Inc. (dba U.S. Retirement and Benefits Partners)	First lien senior secured revolving loan	4,239	4,168
Valence Surface Technologies LLC	First lien senior secured revolving loan	49	49
Velocity HoldCo III Inc. (dba VelocityEHS)	First lien senior secured revolving loan	1,340	1,340
When I Work, Inc.	First lien senior secured revolving loan	925	925
Wingspire Capital Holdings LLC	LLC Interest	70,265	51,962
WU Holdco, Inc. (dba Weiman Products, LLC)	First lien senior secured delayed draw term loan	—	14,829
WU Holdco, Inc. (dba Weiman Products, LLC)	First lien senior secured revolving loan	8,835	13,444
Total Unfunded Portfolio Company Commitments		$996,579	$963,808

As of June 30, 2022, the Company believed they had adequate financial resources to satisfy the unfunded portfolio company commitments.

Owl Rock Capital Corporation
Notes to Consolidated Financial Statements (Unaudited) - Continued
Other Commitments and Contingencies
On November 3, 2020, the Board approved a repurchase program (the “Repurchase Plan”) under which the Company may repurchase up to $100 million of the Company’s outstanding common stock. Under the program, purchases may be made at management’s discretion from time to time in open-market transactions, in accordance with all applicable securities laws and regulations. Unless extended by the Board, the repurchase program will terminate 12-months from the date it was approved. On November 2, 2021, the Board approved an extension to the Repurchase Plan and, unless further extended by the Board, will terminate 12-months from that date. As of June 30, 2022, Goldman, Sachs & Co., as agent, has repurchased 944,076 shares of the Company’s common stock pursuant to the Repurchase Plan for approximately $12.6 million.
From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of its business. At June 30, 2022, management was not aware of any material pending or threatened litigation that would require accounting recognition or financial statement disclosure.
Note 8. Net Assets
Equity Issuances
The Company has the authority to issue 500,000,000 common shares at $0.01 per share par value.
There were no sales of the Company’s common stock during the six months ended June 30, 2022 and 2021.
Distributions
The following table reflects the distributions declared on shares of the Company’s common stock during the six months ended June 30, 2022:

	June 30, 2022
Date Declared	Record Date	Payment Date	Distribution per Share
May 4, 2022	June 30, 2022	August 15, 2022	$0.31
February 23, 2022	March 31, 2022	May 13, 2022	0.31
The following table reflects the distributions declared on shares of the Company’s common stock during the six months ended June 30, 2021:

	June 30, 2021
Date Declared	Record Date	Payment Date	Distribution per Share
May 5, 2021	June 30, 2021	August 13, 2021	$0.31
February 23, 2021	March 31, 2021	May 14, 2021	0.31
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

Owl Rock Capital Corporation
Notes to Consolidated Financial Statements (Unaudited) - Continued
The following table reflects the shares distributed pursuant to the dividend reinvestment plan during the six months ended June 30, 2022:

Date Declared	Record Date	Payment Date	Shares
February 23, 2022	March 31, 2022	May 15, 2022	830,764	(1)
November 2, 2021	December 31, 2021	January 31, 2022	814,084
(1)Shares purchased in the open market in order to satisfy dividends reinvested under our dividend reinvestment program.

The following table reflects the common stock issued pursuant to the dividend reinvestment plan during the six months ended June 30, 2021:

Date Declared	Record Date	Payment Date	Shares
February 23, 2021	March 31, 2021	May 14, 2021	815,703
November 4, 2020	December 31, 2020	January 19, 2021	1,435,099

Stock Repurchase Plans
On November 3, 2020, the Board approved the Repurchase Plan under which the Company may repurchase up to $100 million of the Company’s outstanding common stock. Under the program, purchases may be made at management’s discretion from time to time in open-market transactions, in accordance with all applicable securities laws and regulations. Unless extended by the Board, the repurchase program will terminate 12-months from the date it was approved. On November 2, 2021, the Board approved an extension to the Repurchase Plan and, unless further extended by the Board, will terminate 12-months from that date. As of June 30, 2022, Goldman Sachs & Co., as agent, has repurchased 944,076 shares of the Company’s common stock pursuant to the Repurchase Plan for approximately $12.6 million.
The following provides information regarding purchases of the Company’s common stock by Goldman Sachs & Co., as agent, pursuant to the Repurchase Plan. For the period ended June 30, 2021, there were no repurchases under the Repurchase Plan. For the period ended June 30, 2022, repurchases under the Repurchase Plan were as follows:

Period ($ in millions, except share and per share amounts)	Total Number of Shares Repurchased	Average Price Paid per Share	Approximate Dollar Value of Shares that have been Purchased Under the Plans	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan
January 1, 2022 - January 31, 2022	—	$—	$—	$97.4
February 1, 2022 - February 28, 2022	—	$—	$—	$97.4
March 1, 2022 - March 31, 2022	—	$—	$—	$97.4
April 1, 2022 - April 30, 2022	—	$—	$—	$97.4
May 1, 2022 - May 31, 2022	757,926	$13.21	$10.0	$87.4
June 1, 2022 - June 30, 2022	—	$—	$—	$87.4
Total	757,926		$10.0
Note 9. Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per common share for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands, except per share amounts)	2022	2021	2022	2021
Increase (decrease) in net assets resulting from operations	$(34,946)	$150,180	$9,039	$308,025
Weighted average shares of common stock outstanding—basic and diluted	394,184,560	391,832,048	394,246,724	391,475,389
Earnings per common share-basic and diluted	$(0.09)	$0.38	$0.02	$0.79
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
For the three and six months ended June 30, 2022, the Company recorded U.S. federal income tax expense/(benefit) of $1.6 million and $2.4 million, respectively, including no U.S. federal excise tax expense/(benefit). For the three and six months ended June 30, 2021, the Company recorded U.S. federal income tax expense/(benefit) of $0.2 million and $1.3 million, respectively, including U.S. federal excise tax expense/(benefit) of $(0.2) million and $21.6 thousand, respectively.
Taxable Subsidiaries
Certain of the Company’s consolidated subsidiaries are subject to U.S. federal and state corporate-level income taxes. For the three and six months ended June 30, 2022, the Company recorded a net tax expense of approximately $1.6 million and $2.4 million for taxable subsidiaries, respectively. For the three and six months ended June 30, 2021, the Company recorded a net tax expense of approximately $0.4 million and $1.3 million for taxable subsidiaries, respectively.
The Company recorded a net deferred tax liability of $11.8 million and $12.0 million as of June 30, 2022 and December 31, 2021, respectively, for taxable subsidiaries, which is significantly related to GAAP to tax outside basis differences in the taxable subsidiaries' investment in certain partnership interests.
Note 11. Financial Highlights
The following are the financial highlights for a common share outstanding during the six months ended June 30, 2022 and 2021:

	For the Six Months Ended June 30,
($ in thousands, except share and per share amounts)	2022	2021
Per share data:
Net asset value, beginning of period	$15.08	$14.74
Net investment income(1)	0.63	0.57
Net realized and unrealized gain (loss)	(0.61)	0.21
Total from operations	0.02	0.78
Repurchase of common shares(2)	—	—
Distributions declared from earnings(2)	(0.62)	(0.62)
Total increase (decrease) in net assets	(0.60)	0.16
Net asset value, end of period	14.48	14.90
Shares outstanding, end of period	393,823,013	392,217,490
Per share market value at end of period	12.33	14.27
Total Return, based on market value(3)	(8.7)%	17.6%
Total Return, based on net asset value(4)	0.4%	5.3%
Ratios / Supplemental Data(5)
Ratio of total expenses to average net assets(6)	9.9%	8.6%
Ratio of net investment income to average net assets	8.5%	7.7%
Net assets, end of period	5,704,446	5,842,264
Weighted-average shares outstanding	394,246,724	391,475,389
Total capital commitments, end of period	N/A	N/A
Ratio of total contributed capital to total committed capital, end of period	N/A	N/A
Portfolio turnover rate	7.6%	12.6%
_______________
(1)The per share data was derived using the weighted average shares outstanding during the period.
(2)The per share data was derived using actual shares outstanding at the date of the relevant transaction.

Owl Rock Capital Corporation
Notes to Consolidated Financial Statements (Unaudited) - Continued
(3)Total return based on market value is calculated as the change in market value per share during the respective periods, taking into account dividends and distributions, if any, reinvested in accordance with the Company’s dividend reinvestment plan.
(4)Total return is calculated as the change in net asset value (“NAV”) per share during the period, plus distributions per share (assuming dividends and distributions, if any, are reinvested in accordance with the Company’s dividend reinvestment plan), if any, divided by the beginning NAV per share.
(5)Does not include expenses of investment companies in which the Company invests.
(6)The ratios reflect an annualized amount.
Note 12. Subsequent Events
In preparing these financial statements, the Company has evaluated events and transactions for potential recognition or disclosure through the date of issuance. There are no subsequent events to disclose except for the following:
On July 26, 2022, the Company and Nationwide Life Insurance Company (“Nationwide”) increased their capital commitments in ORCC Senior Loan Fund LLC to an aggregate of $571.5 million. The Company increased its contribution pro rata from $325.1 million to $500.1 million. Nationwide increased its contribution pro rata from $46.4 million to $71.4 million. The Company's economic ownership interest remains 87.5%, and Nationwide's economic ownership interest remains 12.5%.
On July 26, 2022, the Company completed a $350.47 million term debt securitization transaction (the “CLO Transaction”), also known as a collateralized loan obligation transaction, which is a form of secured financing incurred by the Company. The secured notes and preferred shares issued in the CLO Transaction and the secured loan borrowed in the CLO Transaction were issued and incurred, as applicable, by the Company’s consolidated subsidiary Owl Rock CLO VII, LLC, a limited liability organized under the laws of the State of Delaware (the “Issuer”) and are backed by a portfolio of collateral obligations consisting of middle market loans and participation interests in middle market loans as well as by other assets of the Issuer.
On August 2, 2022 the Board declared a distribution of $0.31 per share for shareholders of record on September 30, 2022 payable on or before November 15, 2022.

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
The Adviser also serves as investment adviser to Owl Rock Capital Corporation II and Owl Rock Core Income Corp.
Blue Owl consists of three divisions: (1) Owl Rock, which focuses on direct lending, (2) Dyal, which focuses on providing capital to institutional alternative asset managers and (3) Oak Street, which focuses on real estate strategies. Owl Rock is comprised of the Adviser, Owl Rock Technology Advisors LLC (“ORTA”), Owl Rock Technology Advisors II LLC ("ORTA II"), Owl Rock Capital Private Fund Advisors LLC (“ORPFA”) and Owl Rock Diversified Advisors LLC (“ORDA” and together with the Adviser, ORTA, ORTA II, ORPFA and ORDA, the "Owl Rock Advisers"), which also are investment advisers. As of June 30, 2022, the Adviser and its affiliates had $56.8 billion of assets under management across the Owl Rock division of Blue Owl.
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

We may be prohibited under the 1940 Act from participating in certain transactions with our affiliates without the prior approval of our directors who are not interested persons and, in some cases, the prior approval of the SEC. We, our Adviser and certain affiliates have been granted an order for exemptive relief (the “Order”) by the SEC to permit us to co-invest with other funds managed by our Adviser or certain of its affiliates, in a manner consistent with our investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors. Pursuant to the Order, we generally are permitted to co-invest with certain of our affiliates if a “required majority” (as defined in Section 57(o) of the 1940 Act) of our independent directors make certain conclusions in connection with a co-investment transaction, including that (1) the terms of the transactions, including the consideration to be paid, are reasonable and fair to us and our shareholders and do not involve overreaching by us or our shareholders on the part of any person concerned, (2) the transaction is consistent with the interests of our shareholders and is consistent with our investment objective and strategies, (3) the investment by our affiliates would not disadvantage us, and our participation would not be on a basis different from or less advantageous than that on which our affiliates are investing and (4) the proposed investment by us would not benefit our Adviser or its affiliates or any affiliated person of any of them (other than the parties to the transaction), except to the extent permitted by the exemptive relief and applicable law, including the limitations set forth in Section 57(k) of the 1940 Act.
In addition, pursuant to an exemptive order issued by the SEC on April 8, 2020 and applicable to all BDCs through December 31, 2020 (the “Temporary Relief), we were permitted, subject to the satisfaction of certain conditions, to co-invest in reliance on the Order in our existing portfolio companies with certain affiliates that are private funds if such private funds did not have an investment in such existing portfolio company. Without the Temporary Relief, such private funds would not be able to participate in such co-investments with us unless the private funds had previously acquired securities of the portfolio company in a co-investment transaction with us completed in reliance on the Order. Although the Temporary Relief expired on December 31, 2020, the SEC's Division of Investment Management had indicated that until March 31, 2022, it would not recommend enforcement action, to the extent that any BDC with an existing co-investment order continues to engage in certain transactions described in the Temporary Relief, pursuant to the same terms and conditions described therein. The Temporary Relief is no longer effective; however, we have filed an application to amend our existing Order to permit us to continue to co-invest in our existing portfolio companies with certain affiliates that are private funds if such private funds did not have an investment in such existing portfolio company. There can be no assurance if and when we will receive the amended exemptive order.
The Owl Rock Advisers’ investment allocation policy seeks to ensure equitable allocation of investment opportunities over time between us and other funds managed by our Adviser or its affiliates. As a result of the Order, there could be significant overlap in our investment portfolio and the investment portfolio of the Owl Rock Clients and/or other funds managed by the Adviser or its affiliates that could avail themselves of the exemptive relief and that have an investment objective similar to ours.
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
We have elected to be regulated as a BDC under the 1940 Act and as a regulated investment company (“RIC”) for tax purposes under the Internal Revenue Code of 1986, as amended (the “Code”). As a result, we are required to comply with various statutory and regulatory requirements, such as:
•the requirement to invest at least 70% of our assets in “qualifying assets”, as such term is defined in the 1940 Act;
•source of income limitations;
•asset diversification requirements; and
•the requirement to distribute (or be treated as distributing) in each taxable year at least 90% of our investment company taxable income and tax-exempt interest for that taxable year.
COVID-19 and Economic Developments
In March 2020, the outbreak of COVID -19 was recognized as a pandemic by the World Health Organization. We have and continue to assess the impact of COVID-19 on our portfolio companies and our operations. We cannot predict the full impact of the COVID-19 pandemic, including its duration in the United States and worldwide, the effectiveness of governmental responses designed to mitigate strain to businesses and the economy and the magnitude of the economic impact of the outbreak. The COVID-19 pandemic and preventative measures taken to contain or mitigate its spread have caused, and may in the future cause, business shutdowns and cancellations of events and travel. In addition, while economic activity has improved from the beginning of the COVID-19 pandemic, we continue to observe supply chain interruptions, labor difficulties, commodity inflation, rising interest rates, economic sanctions as a result of the ongoing conflict between Russia and Ukraine and elements of geopolitical, economic and financial market instability both globally and in the United States. In the event that the U.S. economy enters into a protracted recession, it is possible that the results of some of the middle-market companies similar to those in which we invest could experience deterioration. While we are not seeing signs of an overall, broad deterioration in our portfolio company results at this time, there can be no assurance that the performance of certain of our portfolio companies will not be negatively impacted by economic conditions, which could have a negative impact on our future results.

The Adviser has implemented a policy that encourages a return to in-office work but allows for flexibility to work from home based on current conditions. We have built our portfolio management team to include workout experts and continue to closely monitor our portfolio companies; however, we are unable to predict the duration of any business and supply-chain disruptions or labor difficulties, the extent to which COVID-19 or economic conditions will negatively affect our portfolio companies’ operating results or the impact that such disruptions may have on our results of operations and financial condition.
Our Investment Framework
We are a Maryland corporation organized primarily to originate and make loans to, and make debt and equity investments in, U.S. middle market companies. Our investment objective is to generate current income, and to a lesser extent, capital appreciation by targeting investment opportunities with favorable risk-adjusted returns. Since our Adviser and its affiliates began investment activities in April 2016 through June 30, 2022, our Adviser and its affiliates have originated $63.7 billion aggregate principal amount of investments, of which $60.1 billion of aggregate principal amount of investments prior to any subsequent exits or repayments, was retained by either us or a corporation or fund advised by our Adviser or its affiliates. We seek to generate current income primarily in U.S. middle market companies through direct originations of senior secured loans or originations of unsecured loans, subordinated loans or mezzanine loans, broadly syndicated loans and, to a lesser extent, investments in equity and equity-related securities including warrants, preferred stock and similar forms of senior equity. Our equity investments are typically not control-oriented investments and we may structure such equity investments to include provisions protecting our rights as a minority-interest holder.
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
We target portfolio companies where we can structure larger transactions. As of June 30, 2022, our average debt investment size in each of our portfolio companies was approximately $71.8 million based on fair value. As of June 30, 2022, our portfolio companies, excluding the investment in ORCC SLF and certain investments that fall outside of our typical borrower profile and represent 83.1% of our total debt portfolio based on fair value, had weighted average annual revenue of $699 million, weighted average annual EBITDA of $151 million and an average interest coverage of 2.7x.
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
Revenues
We generate revenues primarily in the form of interest income from the investments we hold. In addition, we generate income from dividends on either direct equity investments or equity interests obtained in connection with originating loans, such as options, warrants or conversion rights. Our debt investments typically have a term of three to ten years. As of June 30, 2022, 98.8% of our debt investments based on fair value bear interest at a floating rate, subject to interest rate floors, in certain cases. Interest on our debt investments is generally payable either monthly or quarterly.
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
Except as specifically provided below, all investment professionals and staff of the Adviser, when and to the extent engaged in providing investment advisory and management services to us, the base compensation, bonus and benefits, and the routine overhead expenses of such personnel allocable to such services, are provided and paid for by the Adviser. We bear our allocable portion of the compensation paid by the Adviser (or its affiliates) to our Chief Compliance Officer and Chief Financial Officer and their respective staffs (based on a percentage of time such individuals devote, on an estimated basis, to our business affairs). We bear all other costs and expenses of our operations, administration and transactions, including, but not limited to (i) investment advisory fees, including management fees and incentive fees, to the Adviser, pursuant to the Investment Advisory Agreement; (ii) our allocable portion of overhead and other expenses incurred by the Adviser in performing its administrative obligations under the Administration Agreement; and (iii) all other costs and expenses of its operations and transactions including, without limitation, those relating to:
•the cost of our organization and offerings;
•the cost of calculating our net asset value, including the cost of any third-party valuation services;

•the cost of effecting any sales and repurchases of our common stock and other securities;
•fees and expenses payable under any dealer manager agreements, if any;
•debt service and other costs of borrowings or other financing arrangements;
•costs of hedging;
•expenses, including travel expense, incurred by the Adviser, or members of the investment team, or payable to third parties, performing due diligence on prospective portfolio companies and, if necessary, enforcing our rights;
•transfer agent and custodial fees;
•fees and expenses associated with marketing efforts;
•federal and state registration fees, any stock exchange listing fees and fees payable to rating agencies;
•federal, state and local taxes;
•independent directors’ fees and expenses including certain travel expenses;
•costs of preparing financial statements and maintaining books and records and filing reports or other documents with the SEC (or other regulatory bodies) and other reporting and compliance costs, including registration and listing fees, and the compensation of professionals responsible for the preparation of the foregoing;
•the costs of any reports, proxy statements or other notices to our shareholders (including printing and mailing costs), the costs of any shareholder or director meetings and the compensation of investor relations personnel responsible for the preparation of the foregoing and related matters;
•commissions and other compensation payable to brokers or dealers;
•research and market data;
•fidelity bond, directors’ and officers’ errors and omissions liability insurance and other insurance premiums;
•direct costs and expenses of administration, including printing, mailing, long distance telephone and staff;
•fees and expenses associated with independent audits, outside legal and consulting costs;
•costs of winding up;
•costs incurred in connection with the formation or maintenance of entities or vehicles to hold our assets for tax or other purposes;
•extraordinary expenses (such as litigation or indemnification); and
•costs associated with reporting and compliance obligations under the 1940 Act and applicable federal and state securities laws.
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
Portfolio and Investment Activity
As of June 30, 2022, based on fair value, our portfolio consisted of 73.1% first lien senior secured debt investments (of which 63% we consider to be unitranche debt investments (including “last out” portions of such loans)), 14.5% second lien senior secured debt investments, 2.1% unsecured debt investments, 2.3% preferred equity investments, 5.8% common equity investments and 2.2% investment funds and vehicles.
As of June 30, 2022, our weighted average total yield of the portfolio at fair value and amortized cost was 8.7% and 8.7%, respectively, and our weighted average yield of accruing debt and income producing securities at fair value and amortized cost was 8.9% and 8.8%, respectively(1). As of June 30, 2022, the weighted average spread of total debt investments was 6.6%
As of June 30, 2022, we had investments in 168 portfolio companies with an aggregate fair value of $12.6 billion. As of June 30, 2022 we had net leverage of 1.20x debt-to-equity.
We expect the pace of our originations to vary with the pace of repayments. In periods with lower repayment volume, the pace of our originations is expected to slow. Currently, rapidly rising interest rates, reduced refinancing activity and market uncertainty has led to a decline in merger and acquisitions activity which in turn has led to decreased repayments and originations over the quarter. Although the pace of originations has slowed, we continue to focus on investing in recession resistant industries that we are familiar with, including service oriented sectors such as software, insurance, and healthcare, and the credit quality of our portfolio remains consistent. In addition, Owl Rock continues to have the opportunity to invest in large unitranche transactions in excess of $1 billion in size which gives us the ability to structure the terms and spreads of such deals. We also continue to invest in our specialty financing portfolio companies, including Wingspire and, subsequent to quarter end, the Senior Loan Fund and an aircraft and rail car leasing platform. These companies may use our capital to support acquisitions which could continue to lead to increased dividend income.
We are continuing to monitor the effect that market volatility, including as a result of a rising interest rate environment may have on our portfolio companies and our investment activities. We believe that the rapid rise in interest rates will meaningfully benefit our net investment income in the third quarter as we begin to see the impact of interest rates exceeding our interest rate floors.
______________
(1)Refer to footnote (1) of our weighted average yields and interest rates table for more information on our calculation of weighted average yields.

Our investment activity for the three months ended June 30, 2022 and 2021 is presented below (information presented herein is at par value unless otherwise indicated).

	Three Months Ended June 30,
($ in thousands)	2022	2021
New investment commitments
Gross originations	$824,641	$1,623,008
Less: Sell downs	(221,256)	(44,875)
Total new investment commitments	$603,385	$1,578,133
Principal amount of investments funded:
First-lien senior secured debt investments	$242,916	$816,633
Second-lien senior secured debt investments	883	360,595
Unsecured debt investments	20,462	—
Preferred equity investments	42,665	152,964
Common equity investments	15,120	15,182
Investment funds and vehicles	19,250	60,251
Total principal amount of investments funded	$341,296	$1,405,625
Principal amount of investments sold or repaid:
First-lien senior secured debt investments	$(488,251)	$(558,122)
Second-lien senior secured debt investments	—	(179,705)
Unsecured debt investments	—	—
Preferred equity investments	—	—
Common equity investments	—	(4,827)
Investment funds and vehicles	—	—
Total principal amount of investments sold or repaid	$(488,251)	$(742,654)
Number of new investment commitments in new portfolio companies(1)	16	16
Average new investment commitment amount	$15,432	$75,769
Weighted average term for new debt investment commitments (in years)	5.9	6.4
Percentage of new debt investment commitments at floating rates	100.0%	100.0%
Percentage of new debt investment commitments at fixed rates	—%	—%
Weighted average interest rate of new debt investment commitments(2)(3)	9.5%	7.6%
Weighted average spread over applicable base rate of new floating rate debt investment commitments	7.2%	6.7%
______________
(1)Number of new investment commitments represents commitments to a particular portfolio company.
(2)For the three months ended June 30, 2021, assumes each floating rate commitment is subject to the greater of the interest rate floor (if applicable) or 3-month LIBOR, which was 0.15% as of June 30, 2021.
(3)For the three months ended June 30, 2022, assumes each floating rate commitment is subject to the greater of the interest rate floor (if applicable) or 3-month SOFR, which was 2.12% as of June 30, 2022.
As of June 30, 2022 and December 31, 2021, our investments consisted of the following:

	June 30, 2022		December 31, 2021
($ in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
First-lien senior secured debt investments(3)	$9,384,740	$9,243,181	$9,548,096	$9,539,774
Second-lien senior secured debt investments	1,902,686	1,825,467	1,919,453	1,921,447
Unsecured debt investments	295,406	269,752	197,198	196,485
Preferred equity investments	311,756	296,766	256,630	260,869
Common equity investments(1)	628,464	731,108	477,462	576,004
Investment funds and vehicles(2)	313,589	281,852	249,714	247,061
Total Investments	$12,836,641	$12,648,126	$12,648,553	$12,741,640

______________
(1)Includes investment in Wingspire.
(2)Includes investment in ORCC SLF.
(3)63% and 55% of which we consider unitranche loans as of June 30, 2022 and December 31, 2021, respectively.
The table below describes investments by industry composition based on fair value as of June 30, 2022 and December 31, 2021:

	June 30, 2022	December 31, 2021
Advertising and media	1.1%	0.9%
Aerospace and defense	2.8	2.9
Automotive	1.4	1.5
Buildings and real estate	5.0	5.4
Business services	2.9	3.3
Chemicals	2.3	2.3
Consumer products	4.0	4.0
Containers and packaging	1.3	1.3
Distribution	4.6	4.4
Education	1.0	1.0
Financial services(1)	9.9	8.4
Food and beverage	7.1	6.2
Healthcare equipment and services	4.1	4.2
Healthcare providers and services	4.4	7.1
Healthcare technology	4.8	4.6
Household products	2.1	1.8
Human resource support services	1.5	1.6
Infrastructure and environmental services	1.4	1.5
Insurance	8.8	8.8
Internet software and services	11.9	11.3
Investment funds and vehicles(2)	2.2	1.9
Leisure and entertainment	2.2	2.2
Manufacturing	5.7	5.7
Oil and gas	0.9	0.9
Professional services	2.7	3.0
Specialty retail	2.1	2.0
Transportation	1.8	1.8
Total	100.0%	100.0%
______________
(1)Includes investment in Wingspire.
(2)Includes investment in ORCC SLF.
The table below describes investments by geographic composition based on fair value as of June 30, 2022 and December 31, 2021:

	June 30, 2022	December 31, 2021
United States:
Midwest	18.7%	17.0%
Northeast	19.5	19.7
South	34.9	38.2
West	20.1	18.6
International	6.8	6.5
Total	100.0%	100.0%

The weighted average yields and interest rates of our investments at fair value as of June 30, 2022 and December 31, 2021 were as follows:

	June 30, 2022	December 31, 2021
Weighted average total yield of portfolio(1)	8.7%	7.7%
Weighted average total yield of debt and income producing securities(1)	8.9%	7.9%
Weighted average interest rate of debt securities	8.3%	7.4%
Weighted average spread over base rate of all floating rate investments	6.6%	6.5%
______________
(1)For non-stated rate income producing investments, computed based on (a) the dividend or interest income earned for the respective trailing twelve months ended on the measurement date, divided by (b) the ending fair value. In instances where historical dividend or interest income data is not available or not representative for the trailing twelve months ended, the dividend or interest income is annualized.
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
Our Adviser monitors our portfolio companies on an ongoing basis. It monitors the financial trends of each portfolio company to determine if they are meeting their respective business plans and to assess the appropriate course of action with respect to each portfolio company. Our Adviser has several methods of evaluating and monitoring the performance and fair value of our investments, which may include the following:
•assessment of success of the portfolio company in adhering to its business plan and compliance with covenants;
•periodic and regular contact with portfolio company management and, if appropriate, the financial or strategic sponsor, to discuss financial position, requirements and accomplishments;
•comparisons to other companies in the portfolio company’s industry; and
•review of monthly or quarterly financial statements and financial projections for portfolio companies.
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
The following table shows the composition of our portfolio on the 1 to 5 rating scale as of June 30, 2022 and December 31, 2021:

	June 30, 2022		December 31, 2021
Investment Rating	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
($ in thousands)
1	$1,520,023	12.0%	$1,486,521	11.7%
2	9,799,096	77.5	9,989,520	78.4
3	1,246,500	9.8	1,249,149	9.8
4	71,493	0.6	16,450	0.1
5	11,014	0.1	—	—
Total	$12,648,126	100%	$12,741,640	100.0%
The following table shows the amortized cost of our performing and non-accrual debt investments as of June 30, 2022 and December 31, 2021:

	June 30, 2022		December 31, 2021
($ in thousands)	Amortized Cost	Percentage	Amortized Cost	Percentage
Performing	$11,555,468	99.8%	$11,637,373	99.8%
Non-accrual	27,361	0.2	27,374	0.2
Total	$11,582,829	100.0%	$11,664,747	100.0%
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
ORCC Senior Loan Fund (fka Sebago Lake LLC)
ORCC Senior Loan Fund (fka Sebago Lake LLC), a Delaware limited liability company, was formed as a joint venture between us and The Regents of the University of California (“Regents”) and commenced operations on June 20, 2017. ORCC SLF’s principal purpose is to make investments, primarily in senior secured loans that are made to middle-market companies or in broadly syndicated loans. Through June 30, 2021, both we and Regents (the “Initial Members”) had a 50% economic ownership in ORCC SLF. Each of the Initial Members initially agreed to contribute up to $100 million to ORCC SLF. On July 26, 2018, each of the Initial Members increased their contribution to ORCC SLF up to an aggregate of $125 million. Effective as of June 30, 2021, capital commitments to ORCC SLF were increased to an aggregate of $371.5 million. In connection with this change, we increased our economic ownership interest to 87.5% from 50.0% and Regents transferred its remaining economic interest of 12.5% to Nationwide Life Insurance Company (“Nationwide” and together with us, the “Members” and each a “Member”). ORCC SLF is managed by the Members, each of which have equal voting rights. Investment decisions must be approved by each of the Members. Except under certain circumstances, contributions to ORCC SLF cannot be redeemed.
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
As of June 30, 2022 and December 31, 2021, ORCC SLF had total investments in senior secured debt at fair value of $997.3 million and $790.3 million, respectively. The determination of fair value is in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification 820, Fair Value Measurements (“ASC 820”), as amended; however, such fair value is not included in our Board’s valuation process. The following table is a summary of ORCC SLF’s portfolio as well as a listing of the portfolio investments in ORCC SLF’s portfolio as of June 30, 2022 and December 31, 2021:

($ in thousands)	June 30, 2022	December 31, 2021
Total senior secured debt investments(1)	$1,044,304	$798,420
Weighted average spread over base rate(1)	4.01%	4.14%
Number of portfolio companies	52	38
Largest funded investment to a single borrower(1)	40,483	40,693
_______________
(1)At par.

ORCC Senior Loan Fund's Portfolio as of June 30, 2022 ($ in thousands) (Unaudited)
Company(1)(2)(4)(5)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(3)	Fair Value	Percentage of Members' Equity
Debt Investments
Aerospace and defense
Applied Composites Holdings, LLC (fka AC&A Enterprises Holdings, LLC)(7)	First lien senior secured loan	L + 6.00%	1/21/2025	34,291	34,100	33,310	10.3%
Applied Composites Holdings, LLC (fka AC&A Enterprises Holdings, LLC)(7)(13)	First lien senior secured revolving loan	L + 5.50%	1/21/2025	3,000	2,995	2,913	0.9%
Bleriot US Bidco Inc.(7)(9)	First lien senior secured loan	L + 4.00%	10/30/2026	25,497	25,401	24,689	7.7%
Dynasty Acquisition Co., Inc. (dba StandardAero Limited)(7)	First lien senior secured loan	L + 3.50%	4/6/2026	38,900	38,790	37,223	11.6%
				101,688	101,286	98,135	30.5%
Automotive
Holley, Inc.(7)(9)	First lien senior secured loan	L + 3.75%	11/17/2028	23,615	23,461	22,238	6.9%
Holley, Inc.(7)(9)(10)(11)(12)	First lien senior secured delayed draw term loan	L + 3.75%	5/18/2022	(501)	(501)	(501)	(0.2)%
Mavis Tire Express Services Topco Corp. (9)(14)	First lien senior secured loan	S + 4.00%	5/4/2028	2,941	2,920	2,713	0.8%
PAI Holdco, Inc.(7)(9)	First lien senior secured loan	L + 3.50%	10/28/2027	9,937	9,807	9,440	2.9%
				35,992	35,687	33,890	10.4%
Buildings and Real estate
CoreLogic Inc. (6)(9)	First lien senior secured loan	L + 3.50%	6/2/2028	12,420	11,543	10,296	3.2%
Wrench Group, LLC.(7)	First lien senior secured loan	L + 4.00%	4/30/2026	32,175	32,049	31,773	9.9%
				44,595	43,592	42,069	13.1
Business Services
Capstone Acquisition Holdings, Inc. (6)	First lien senior secured loan	L + 4.75%	11/12/2027	4,979	4,937	4,941	1.5%
Capstone Acquisition Holdings, Inc. (6)(10)(12)	First lien senior secured delayed draw term loan	L + 4.75%	5/12/2022	313	306	303	0.1%
CoolSys, Inc.(6)	First lien senior secured loan	L + 4.75%	8/11/2028	14,002	13,879	12,602	3.9%
CoolSys, Inc.(10)(11)(12)(13)	First lien senior secured delayed draw term loan	L + 4.75%	8/11/2023	—	(21)	(243)	(0.1)%
ConnectWise, LLC(7)(9)	First lien senior secured loan	L + 3.50%	9/29/2028	16,915	16,838	15,448	4.8%
LABL, Inc.(6)	First lien senior secured loan	L + 5.00%	10/29/2028	7,960	7,852	7,748	2.4%
Packers Holdings, LLC(6)(9)	First lien senior secured loan	L + 3.25%	3/9/2028	21,171	20,751	19,332	6.0%
Vistage International, Inc.(6)	First lien senior secured loan	L + 4.00%	2/10/2025	29,761	29,663	29,760	9.2%
				95,101	94,205	89,891	27.8%
Chemicals

ORCC Senior Loan Fund's Portfolio as of June 30, 2022 ($ in thousands) (Unaudited)
Company(1)(2)(4)(5)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(3)	Fair Value	Percentage of Members' Equity
Aruba Investments Holdings LLC (dba Angus Chemical Company)(6)	First lien senior secured loan	L + 4.00%	11/24/2027	15,955	15,576	14,838	4.6%
Consumer Products
Olaplex, Inc.(15)	First lien senior secured loan	S + 3.75%	2/23/2029	14,963	14,927	14,663	4.6%
Containers and Packaging
BW Holding, Inc.(15)	First lien senior secured loan	S + 4.00%	12/14/2028	11,215	10,983	10,906	3.4%
BW Holding, Inc.(10)(12)(15)	First lien senior secured delayed draw term loan	S + 4.00%	12/17/2023	1,043	1,033	1,014	0.3%
Five Star Lower Holding LLC (14)	First lien senior secured loan	S + 4.25%	5/5/2029	21,875	21,577	21,547	6.7%
Ring Container Technologies Group, LLC (dba Ring Container Technologies)(7)(9)	First lien senior secured loan	L + 3.75%	8/12/2028	24,875	24,820	23,569	7.3%
Valcour Packaging, LLC(8)	First lien senior secured loan	L + 3.75%	10/4/2028	6,983	6,961	6,955	2.2%
				65,991	65,374	63,991	19.9%
Distribution
BCPE Empire Holdings, Inc. (dba Imperial-Dade) (14)	First lien senior secured loan	L + 4.63%	6/11/2026	24,938	24,068	24,065	7.5%
Dealer Tire, LLC(6)(9)	First lien senior secured loan	L + 4.25%	12/12/2025	36,075	35,946	34,437	10.7%
SRS Distribution, Inc.(7)(9)	First lien senior secured loan	L + 3.50%	6/2/2028	9,925	9,861	9,136	2.8%
				70,938	69,875	67,638	21.0%
Education
Spring Education Group, Inc. (fka SSH Group Holdings, Inc.)(7)	First lien senior secured loan	L + 4.25%	7/30/2025	33,687	33,638	33,416	10.4%
Sophia, L.P. (14)	First lien senior secured loan	L + 4.25%	10/7/2027	20,000	19,806	19,800	6.1%
				53,687	53,444	53,216	16.5%
Food and beverage
Balrog Acquisition, Inc. (dba Bakemark)(7)	First lien senior secured loan	L + 4.00%	9/5/2028	24,875	24,642	23,569	7.3%
Dessert Holdings(7)	First lien senior secured loan	L + 4.00%	6/9/2028	22,049	21,909	20,230	6.3%
Dessert Holdings(10)(11)(12)	First lien senior secured delayed draw term loan	L + 4.00%	6/9/2023	—	—	(313)	(0.1)%
Eagle Parent Corp.(15)	First lien senior secured loan	S + 4.25%	4/2/2029	7,481	7,300	7,157	2.2%
Sovos Brands Intermediate, Inc.(8)(9)	First lien senior secured loan	L + 3.50%	6/8/2028	20,724	20,679	19,520	6.1%
Naked Juice LLC (dba Tropicana)(9)(15)	First lien senior secured loan	S + 3.25%	1/24/2029	2,000	1,995	1,858	0.6%
				77,129	76,525	72,021	22.4%
Healthcare equipment and services
Cadence, Inc.(8)	First lien senior secured loan	L + 5.00%	5/21/2025	26,576	26,273	25,629	8.0%
Cadence, Inc.(8)(10)(13)	First lien senior secured revolving loan	L + 5.00%	5/21/2024	3,670	3,630	3,408	1.1%
Confluent Medical Technologies, Inc.(15)	First lien senior secured loan	S + 3.75%	2/16/2029	4,988	4,964	4,850	1.5%
Packaging Coordinators Midco, Inc.(7)(9)	First lien senior secured loan	L + 3.75%	11/30/2027	4,962	4,951	4,679	1.5%
Medline Intermediate, LP(6)(9)	First lien senior secured loan	L + 3.25%	10/23/2028	24,938	24,826	23,087	7.2%
				65,134	64,644	61,653	19.3%
Healthcare providers and services
Confluent Health, LLC(6)	First lien senior secured loan	L + 4.00%	11/30/2028	20,524	20,429	19,959	6.2%
Confluent Health, LLC(6)(10)(12)(13)	First lien senior secured delayed draw term loan	L + 4.00%	11/30/2023	863	843	239	0.1%

ORCC Senior Loan Fund's Portfolio as of June 30, 2022 ($ in thousands) (Unaudited)
Company(1)(2)(4)(5)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(3)	Fair Value	Percentage of Members' Equity
Phoenix Newco, Inc. (dba Parexel)(6)(9)	First lien senior secured loan	L + 3.25%	11/15/2028	27,431	27,304	25,703	8.0%
Physician Partners, LLC(14)	First lien senior secured loan	S + 4.00%	12/26/2028	9,975	9,880	9,426	2.9%
				58,793	58,456	55,327	17.2%
Healthcare technology
Athenahealth, Inc.(9)(14)	First lien senior secured loan	S + 3.50%	2/15/2029	17,101	17,020	15,701	4.9%
Athenahealth, Inc.(9)(10)(11)(12)(13)	First lien senior secured delayed draw term loan	L + 3.50%	8/15/2023	—	—	(223)	(0.1)%
Help/Systems Holdings, Inc.(9)(14)	First lien senior secured loan	S + 4.00%	11/19/2026	14,924	14,849	13,946	4.3%
Imprivata, Inc.(14)	First lien senior secured loan	S + 4.25%	12/1/2027	20,000	19,401	19,420	6.0%
PointClickCare Technologies Inc.(15)	First lien senior secured loan	S + 4..00%	12/29/2027	9,975	9,832	9,676	3.0%
				62,000	61,102	58,520	18.1%
Infrastructure and environmental services
CHA Holding, Inc.(7)	First lien senior secured loan	L + 4.50%	4/10/2025	40,483	40,292	39,891	12.4%
Insurance
AmeriLife Holdings LLC (6)(9)	First lien senior secured loan	L + 4.00%	3/18/2027	11,919	11,845	11,379	3.5%
Integro Parent Inc.(7)	First lien senior secured loan	L + 2.50%	10/31/2022	35,615	35,602	34,713	10.8%
Integro Parent Inc.(7)(10)(13)	First lien senior secured revolving loan	L + 2.50%	4/30/2022	1,665	1,665	1,665	0.5%
				49,199	49,112	47,757	14.8%
Internet software and services
DCert Buyer, Inc. (dba DigiCert)(6)(9)	First lien senior secured loan	L + 4.00%	10/16/2026	22,106	22,030	21,071	6.5%
Trader Interactive, LLC (fka Dominion Web Solutions, LLC)(6)	First lien senior secured loan	L + 3.75%	7/28/2028	23,659	23,557	23,540	7.3%
				45,765	45,587	44,611	13.8%
Manufacturing
Engineered Machinery Holdings (dba Duravant)(7)(9)	First lien senior secured loan	L + 3.75%	5/19/2028	34,825	34,671	32,628	10.1%
Pro Mach Group, Inc.(6)(9)	First lien senior secured loan	L + 4.00%	8/31/2028	23,695	23,590	22,302	6.9%
Pro Mach Group, Inc.(9)(10)(11)(12)	First lien senior secured delayed draw term loan	L + 4.00%	8/31/2023	—	(2)	(64)	—%
Gloves Buyer, Inc. (dba Protective Industrial Products)(6)	First lien senior secured loan	L + 4.00%	12/29/2027	14,912	14,730	14,633	4.5%
				73,432	72,989	69,499	21.5%
Professional Services
Apex Group Treasury, LLC(7)	First lien senior secured loan	L + 3.75%	7/27/2028	32,850	32,742	31,208	9.7%
Sovos Compliance, LLC(6)(9)	First lien senior secured loan	L + 4.50%	8/11/2028	21,854	21,723	20,531	6.4%
Sovos Compliance, LLC(6)(9)(10)(12)	First lien senior secured delayed draw term loan	L + 4.50%	8/12/2023	3,793	3,767	3,563	1.1%
				58,497	58,232	55,302	17.2%
Telecommunications
Park Place Technologies, LLC (9)(14)	First lien senior secured loan	S + 5.00%	11/10/2027	14,962	14,479	14,338	4.5%

Total Debt Investments				1,044,304	1,035,384	997,250	309.6%
Total Investments				1,044,304	1,035,384	997,250	309.6%
_______________
(1)Certain portfolio company investments are subject to contractual restrictions on sales.

(2)Unless otherwise indicated, ORCC SLF’s investments are pledged as collateral supporting the amounts outstanding under ORCC SLF’s credit facility.
(3)The amortized cost represents the original cost adjusted for the amortization or accretion of premiums or discounts, as applicable, on debt investments using the effective interest method.
(4)Unless otherwise indicated, all investments are considered Level 3 investments.
(5)Unless otherwise indicated, loan contains a variable rate structure and may be subject to an interest rate floor. Variable rate loans bear interest at a rate that may be determined by reference to either the London Interbank Offered Rate (“LIBOR” or “L”) (which can include one-, two-, three- or six-month LIBOR) or an alternate base rate (which can include the Federal Funds Effective Rate or the Prime Rate), at the borrower’s option, and which reset periodically based on the terms of the loan agreement.
(6)The interest rate on these loans is subject to 1 month LIBOR, which as of June 30, 2022 was 1.79%.
(7)The interest rate on these loans is subject to 3 month LIBOR, which as of June 30, 2022 was 2.29%.
(8)The interest rate on these loans is subject to 6 month LIBOR, which as of June 30, 2022 was 2.94%.
(9)Level 2 investment.
(10)Position or portion thereof is an unfunded loan commitment.
(11)The negative cost is the result of the capitalized discount being greater than the principal amount outstanding on the loan. The negative fair value is the result of the capitalized discount on the loan.
(12)The date disclosed represents the commitment period of the unfunded term loan. Upon expiration of the commitment period, the funded portion of the term loan may be subject to a longer maturity date.
(13)Investment is not pledged as collateral under ORCC SLF’s credit facility
(14)The interest rate on these loans is subject to 1 month SOFR, which as of June 30, 2022 was 1.69%.
(15)The interest rate on these loans is subject to 3 month SOFR, which as of June 30, 2022 was 2.12%.

ORCC Senior Loan Fund's Portfolio as of December 31, 2021 ($ in thousands)
Company(1)(2)(4)(5)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(3)	Fair Value	Percentage of Members' Equity
Debt Investments
Aerospace and defense
Applied Composites Holdings, LLC (fka AC&A Enterprises Holdings, LLC)(8)	First lien senior secured loan	L + 5.50%	12/21/2023	$34,470	$34,219	$33,961	12.0%
Applied Composites Holdings, LLC (fka AC&A Enterprises Holdings, LLC)(8)(14)	First lien senior secured revolving loan	L + 5.50%	12/21/2022	3,000	2,989	2,956	1.0%
Bleriot US Bidco Inc.(8)(10)	First lien senior secured loan	L + 4.00%	10/30/2026	24,627	24,522	24,585	8.7%
Dynasty Acquisition Co., Inc. (dba StandardAero Limited)(8)	First lien senior secured loan	L + 3.50%	4/6/2026	39,100	38,976	36,796	13.0%
				101,197	100,706	98,298	34.7%
Automotive
Holley, Inc.(8)(10)	First lien senior secured loan	L + 3.75%	11/17/2028	17,100	17,016	17,032	6.0%
Holley, Inc.(8)(10)(11)(13)	First lien senior secured delayed draw term loan	L + 3.75%	5/18/2022	855	855	844	0.3%
PAI Holdco, Inc.(8)(10)(14)	First lien senior secured loan	L + 3.75%	10/28/2027	4,987	4,975	4,975	1.9%
				22,942	22,846	22,851	8.2%
Buildings and Real estate
Wrench Group, LLC.(8)	First lien senior secured loan	L + 4.00%	4/30/2026	32,341	32,198	32,179	11.4%
Business Services
CoolSys, Inc.(8)	First lien senior secured loan	L + 4.75%	8/11/2028	16,955	16,793	16,785	5.9%
CoolSys, Inc.(11)(12)(13)(14)	First lien senior secured delayed draw term loan	L + 4.75%	8/11/2023	—	(29)	(30)	—%
ConnectWise, LLC(8)	First lien senior secured loan	L + 3.50%	9/29/2028	17,000	16,918	16,879	6.0%
LABL, Inc.(8)	First lien senior secured loan	L + 5.00%	10/29/2028	8,000	7,883	7,879	2.8%
Packers Holdings, LLC(9)(10)	First lien senior secured loan	L + 3.25%	3/9/2028	9,951	9,808	9,879	3.5%
Vistage International, Inc.(8)	First lien senior secured loan	L + 4.00%	2/10/2025	29,922	29,807	29,919	10.6%
				81,828	81,180	81,311	28.8%
Chemicals
Aruba Investments Holdings LLC (dba Angus Chemical Company)(9)(14)	First lien senior secured loan	L + 4.00%	11/24/2027	998	998	998	0.4%

ORCC Senior Loan Fund's Portfolio as of December 31, 2021 ($ in thousands)
Company(1)(2)(4)(5)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(3)	Fair Value	Percentage of Members' Equity
Containers and Packaging
BW Holding, Inc.(8)(14)	First lien senior secured loan	L + 4.00%	12/14/2028	3,954	3,914	3,914	1.4%
BW Holding, Inc.(11)(12)(13)(14)	First lien senior secured delayed draw term loan	L + 4.00%	12/17/2023	—	(5)	(5)	—%
Ring Container Technologies Group, LLC (dba Ring Container Technologies)(6)(10)	First lien senior secured loan	L + 3.75%	8/12/2028	25,000	24,940	25,025	8.9%
Valcour Packaging, LLC(7)	First lien senior secured loan	L + 3.75%	10/4/2028	7,000	6,976	6,965	2.5%
				35,954	35,825	35,899	12.8%
Distribution
Dealer Tire, LLC(6)(10)	First lien senior secured loan	L + 4.25%	12/12/2025	36,260	36,114	36,206	12.8%
SRS Distribution, Inc.(9)(10)	First lien senior secured loan	L + 3.75%	6/2/2028	9,975	9,906	9,943	3.5%
				46,235	46,020	46,149	16.3%
Education
Spring Education Group, Inc. (fka SSH Group Holdings, Inc.)(8)	First lien senior secured loan	L + 4.25%	7/30/2025	33,862	33,805	33,003	11.7%
Food and beverage
Balrog Acquisition, Inc. (dba Bakemark)(9)	First lien senior secured loan	L + 4.00%	9/5/2028	25,000	24,749	24,938	8.8%
Dessert Holdings(8)	First lien senior secured loan	L + 4.00%	6/9/2028	20,160	20,019	20,001	7.1%
Dessert Holdings(11)(12)(13)	First lien senior secured delayed draw term loan	L + 4.00%	6/9/2023	—	—	(2)	—%
Sovos Brands Intermediate, Inc.(8)(10)	First lien senior secured loan	L + 3.75%	6/8/2028	20,724	20,676	20,693	7.3%
				65,884	65,444	65,630	23.2%
Healthcare equipment and services
Cadence, Inc.(6)	First lien senior secured loan	L + 5.00%	5/21/2025	26,714	26,363	26,195	9.3%
Cadence, Inc.(6)(11)(14)	First lien senior secured revolving loan	L + 5.00%	5/21/2024	2,055	2,004	1,912	0.7%
Medline Borrower, LP(6)(10)	First lien senior secured loan	L + 3.25%	10/23/2028	25,000	24,882	24,990	8.9%
Packaging Coordinators Midco, Inc.(8)(10)(14)	First lien senior secured loan	L + 3.75%	11/30/2027	4,987	4,975	4,983	1.8%
				58,756	58,224	58,080	20.7%
Healthcare providers and services
Confluent Health, LLC(6)	First lien senior secured loan	L + 4.00%	11/30/2028	20,575	20,473	20,472	7.3%
Confluent Health, LLC(11)(12)(13)(14)	First lien senior secured delayed draw term loan	L + 4.00%	11/30/2023	—	(22)	(22)	—%
Phoenix Newco, Inc. (dba Parexel)(6)(10)(14)	First lien senior secured loan	L + 3.50%	11/15/2028	27,500	27,363	27,489	9.7%
Unified Women's Healthcare, LP(6)	First lien senior secured loan	L + 4.25%	12/20/2027	19,950	19,857	19,863	7.0%
				68,025	67,671	67,802	24.0%
Healthcare technology
VVC Holdings Corp. (dba Athenahealth, Inc.)(8)(10)	First lien senior secured loan	L + 4.25%	2/11/2026	17,179	16,961	17,162	6.1%
Infrastructure and environmental services
CHA Holding, Inc.(8)	First lien senior secured loan	L + 4.50%	4/10/2025	40,693	40,471	40,171	14.2%
Insurance
AmeriLife Holdings LLC(6)(10)(14)	First lien senior secured loan	L + 4.00%	3/18/2027	7,980	7,940	7,946	2.8%
Integro Parent Inc.(9)	First lien senior secured loan	L + 5.75%	10/31/2022	29,615	29,584	28,422	10.1%
Integro Parent Inc.(8)(11)(14)	First lien senior secured revolving loan	L + 4.50%	4/30/2022	6,000	6,000	5,764	2.0%

ORCC Senior Loan Fund's Portfolio as of December 31, 2021 ($ in thousands)
Company(1)(2)(4)(5)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(3)	Fair Value	Percentage of Members' Equity
				43,595	43,524	42,132	14.9%
Internet software and services
DCert Buyer, Inc. (dba DigiCert)(6)(10)	First lien senior secured loan	L + 4.00%	10/16/2026	22,219	22,135	22,161	7.8%
Trader Interactive, LLC (fka Dominion Web Solutions, LLC)(9)(14)	First lien senior secured loan	L + 4.00%	7/28/2028	25,000	24,886	24,875	8.8%
				47,219	47,021	47,036	16.6%
Manufacturing
Engineered Machinery Holdings (dba Duravant)(8)(10)	First lien senior secured loan	L + 3.75%	5/19/2028	35,000	34,834	34,864	12.3%
Pro Mach Group, Inc.(8)(10)	First lien senior secured loan	L + 4.00%	8/31/2028	22,207	22,100	22,262	7.9%
Pro Mach Group, Inc.(10)(11)(13)(14)	First lien senior secured delayed draw term loan	L + 4.00%	8/31/2023	—	—	—	—%
Gloves Buyer, Inc. (dba Protective Industrial Products)(6)(14)	First lien senior secured loan	L + 4.00%	12/29/2027	7,500	7,463	7,463	2.6%
				64,707	64,397	64,589	22.8%
Professional Services
Apex Group Treasury, LLC(8)	First lien senior secured loan	L + 3.75%	7/27/2028	19,950	19,900	19,900	7.0%
Sovos Compliance, LLC(6)(10)	First lien senior secured loan	L + 4.50%	8/11/2028	17,055	17,011	17,087	6.1%
Sovos Compliance, LLC(10)(11)(13)	First lien senior secured delayed draw term loan	L + 4.50%	8/12/2023	—	—	—	—%
				37,005	36,911	36,987	13.1%
Total Debt Investments				798,420	794,202	790,277	279.9%
Total Investments				$798,420	$794,202	$790,277	279.9%
_______________
(1)Certain portfolio company investments are subject to contractual restrictions on sales.
(2)Unless otherwise indicated, ORCC SLF’s investments are pledged as collateral supporting the amounts outstanding under ORCC SLF’s credit facility.
(3)The amortized cost represents the original cost adjusted for the amortization of discounts and premiums, as applicable, on debt investments using the effective interest method.
(4)Unless otherwise indicated, all investments are considered Level 3 investments.
(5)Unless otherwise indicated, loan contains a variable rate structure, and may be subject to an interest rate floor. Variable rate loans bear interest at a rate that may be determined by reference to either the London Interbank Offered Rate (“LIBOR” or “L”) (which can include one-, two-, three- or six-month LIBOR) or an alternate base rate (which can include the Federal Funds Effective Rate or the Prime Rate), at the borrower’s option, and which reset periodically based on the terms of the loan agreement.
(6)The interest rate on these loans is subject to 1 month LIBOR, which as of December 31, 2021 was 0.10%.
(7)The interest rate on these loans is subject to 2 month LIBOR, which as of December 31, 2021 was 0.15%.
(8)The interest rate on these loans is subject to 3 month LIBOR, which as of December 31, 2021 was 0.21%.
(9)The interest rate on these loans is subject to 6 month LIBOR, which as of December 31, 2021 was 0.34%.
(10)Level 2 investment.
(11)Position or portion thereof is an unfunded loan commitment.
(12)The negative cost is the result of the capitalized discount being greater than the principal amount outstanding on the loan. The negative fair value is the result of the capitalized discount on the loan.
(13)The date disclosed represents the commitment period of the unfunded term loan. Upon expiration of the commitment period, the funded portion of the term loan may be subject to a longer maturity date.
(14)Investment is not pledged as collateral under ORCC SLF’s credit facility.

Below is selected balance sheet information for ORCC SLF as of June 30, 2022 and December 31, 2021:

($ in thousands)	June 30, 2022 (Unaudited)	December 31, 2021
Assets
Investments at fair value (amortized cost of $1,035,384 and $794,202, respectively)	$997,250	$790,277
Cash	33,280	60,723
Interest receivable	2,349	1,319
Prepaid expenses and other assets	1,279	111
Total Assets	$1,034,158	$852,430
Liabilities
Debt (net of unamortized debt issuance costs of $6,436 and $5,368, respectively)	$688,946	$469,514
Distributions payable	8,597	4,518
Payable for investments purchased	10,126	91,986
Accrued expenses and other liabilities	4,372	4,056
Total Liabilities	$712,041	$570,074
Members' Equity
Members' Equity	322,117	282,356
Members' Equity	322,117	282,356
Total Liabilities and Members' Equity	$1,034,158	$852,430
Below is selected statement of operations information for ORCC SLF for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2022	2021	2022	2021
Investment Income
Interest income	$12,730	$7,474	$22,742	$14,840
Other income	1,009	47	1,221	195
Total Investment Income	13,739	7,521	23,963	15,035
Expenses	—	—	—	—
Interest expense	4,816	2,361	7,546	4,864
Professional fees	198	200	476	389
Total Expenses	5,014	2,561	8,022	5,253
Net Investment Income Before Taxes	8,725	4,960	15,941	9,782
Tax expense (benefit)	(722)	180	(621)	387
Net Investment Income After Taxes	$9,447	$4,780	$16,562	$9,395
Net Realized and Change in Unrealized Gain (Loss) on Investments	—	—	—	—
Net change in unrealized gain (loss) on investments	(29,977)	325	(34,209)	1,448
Net realized gain on investments	1	—	20	137
Total Net Realized and Change in Unrealized Gain (Loss) on Investments	(29,976)	325	(34,189)	1,585
Net Increase in Members' Equity Resulting from Operations	$(20,529)	$5,105	$(17,627)	$10,980
On August 9, 2017, Sebago Lake Financing LLC and SL Lending LLC, wholly-owned subsidiaries of ORCC SLF, entered into a credit facility with Goldman Sachs Bank USA. Goldman Sachs Bank USA serves as the sole lead arranger, syndication agent and administrative agent, and State Street Bank and Trust Company serves as the collateral administrator and agent. The credit facility includes a maximum borrowing capacity of $500 million. On June 22, 2021, Sebago Lake Financing LLC and SL Lending LLC entered into an amendment with Goldman Sachs Bank USA to extend the reinvestment period on the credit facility to October 6, 2021, and again on September 20, 2021, extended the reinvestment period on the credit facility to December 6, 2021. As of June 30, 2022, there was $480.9 million outstanding under the credit facility. On March 1, 2022, SLF Financing I LLC, a wholly-owned subsidiary of ORCC SLF, entered into a credit facility with Natixis, New York Branch which serves as the administrative agent and the initial lender, and State Street Bank and Trust Company which serves as the collateral agent, collateral administrator and custodian. The credit facility includes a maximum borrowing capacity of $300 million. The re-investment period on the credit facility ends on March 1, 2024 and the maturity date of the credit facility is March 1, 2032. As of June 30, 2022, there was $214.5 million outstanding under the credit facility.
For the three and six months ended June 30, 2022 and 2021, the components of interest expense were as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
($ in thousands)	2022	2021	2022	2021
Interest expense	$4,468	$1,952	$6,883	$4,049
Amortization of debt issuance costs	348	409	663	815
Total Interest Expense	4,816	2,361	7,546	4,864
Average interest rate	2.8%	2.4%	2.4%	2.4%
Average daily borrowings	$633,932	$325,179	$565,648	$337,202

Results of Operations
The following table represents the operating results for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2022	2021	2022	2021
Total Investment Income	$273.3	$249.0	$537.4	$470.6
Less: Net operating expenses	146.6	129.7	287.5	247.5
Net Investment Income (Loss) Before Taxes	$126.7	$119.3	$249.9	$223.1
Less: Income tax expense (benefit), including excise tax expense (benefit)	1.6	0.2	2.4	1.3
Net Investment Income (Loss) After Taxes	$125.1	$119.1	$247.5	$221.8
Net change in unrealized gain (loss)	(159.8)	58.9	(242.0)	111.7
Net realized gain (loss)	(0.2)	(27.8)	3.5	(25.5)
Net Increase (Decrease) in Net Assets Resulting from Operations	$(34.9)	$150.2	$9.0	$308.0
Net increase (decrease) in net assets resulting from operations can vary from period to period as a result of various factors, including the level of new investment commitments, expenses, the recognition of realized gains and losses and changes in unrealized appreciation and depreciation on the investment portfolio. For the period ended June 30, 2022, our net asset value per share decreased slightly, primarily driven by market spreads widening.
Investment Income
Investment income for the three and six months ended June 30, 2022 and 2021:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
($ in millions)	2022	2021	2022	2021
Interest income from investments	$208.0	$226.6	$418.3	$428.2
Payment-in-kind interest income from investments	26.7	8.1	49.2	18.8
Dividend Income from investments	32.9	9.7	60.2	15.7
Other income	5.7	4.6	9.7	7.9
Total investment income	$273.3	$249.0	$537.4	$470.6
For the three months ended June 30, 2022 and 2021
Investment income increased to $273.3 million for the three months ended June 30, 2022 from $249.0 million for the same period in prior year primarily due to an increase in our debt investment portfolio and dividend income. Our debt investment portfolio, at par, increased from $11.4 billion as of June 30, 2021, to $11.7 billion as of June 30, 2022. In addition to portfolio growth, dividend income increased due to a $9.0 million dividend and a one-time $6.7 million dividend earned from Wingspire Capital and New PLI Holdings, LLC, respectively, for the three months ended June 30, 2022 that were not earned in the same period in prior year, and an increase in our dividend income from ORCC SLF to $7.5 million for the three months ended June 30, 2022 compared to $4.0 million in the same period the prior year. Included in interest income are other fees such as prepayment fees and accelerated amortization of upfront fees from unscheduled paydowns. Period over period, income generated from these fees decreased from $15.3 million to $3.3 million, for the three months ended June 30, 2021 and 2022, respectively. Payment-in-kind income represented 11.7% of investment income for the three months ended June 30, 2022 and less than 5% of investment income for the three months ended June 30, 2021. Other income increased period-over-period due to an increase in incremental fee income, which are fees that are generally available to us as a result of closing investments and generally paid at the time of closing. We expect that investment income will vary based on a variety of factors including the pace of our originations and repayments. Based on current market conditions, we expect repayments, and in turn, originations, to remain modest.
For the six months ended June 30, 2022 and 2021
Investment income increased to $537.4 million for the six months ended June 30, 2022 from $470.6 million for the same period in prior year primarily due to an increase in our debt investment portfolio and dividend income. Our debt investment portfolio, at par, increased from $11.4 billion as of June 30, 2021, to $11.7 billion as of June 30, 2022. In addition to portfolio growth, dividend income increased due to an $18.5 million dividend and a one-time $6.7 million dividend earned from Wingspire Capital and New PLI Holdings, LLC, respectively, for the six months ended June 30, 2022 that were not earned in the same period in prior year, and an increase in our dividend income from ORCC SLF to $13.7 million for the six months ended June 30, 2022 compared to $6.3 million in the same period the prior year. Also included in interest income are other fees such as prepayment fees and accelerated amortization of upfront fees from unscheduled paydowns. Period over period, fee income generated from unscheduled paydown activity decreased from $21.7 million to $9.5 million for the six months ended June 30, 2021 and 2022, respectively. This change is due to a decrease in unscheduled paydown activity. For the six months ended June 30, 2022 and 2021, payment-in-kind income represented 11.1% and less than 5% of investment income, respectively. Other income increased period-over-period due to an increase in incremental fee income, which are fees that are generally available to us as a result of closing investments and normally paid at the time of closing. We expect that investment income will vary based on a variety of factors including the pace of our originations and repayments. Based on current market conditions, we expect repayments, and in turn, originations, to remain modest.
Expenses
Expenses for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2022	2021	2022	2021
Interest expense	$67.4	$54.4	$128.7	$102.5
Management fee	46.9	44.0	94.3	86.1
Performance based incentive fees	26.5	25.3	52.5	47.1
Professional fees	3.4	3.3	7.2	7.1
Directors' fees	0.3	0.3	0.5	0.5
Other general and administrative	2.1	2.4	4.3	4.2
Total operating expenses	$146.6	$129.7	$287.5	$247.5
Under the terms of the Administration Agreement, we reimburse the Adviser for services performed for us. In addition, pursuant to the terms of the Administration Agreement, the Adviser may delegate its obligations under the Administration Agreement to an affiliate or to a third party and we reimburse the Adviser for any services performed for us by such affiliate or third party.
For the three months ended June 30, 2022 and 2021
Total expenses increased to $146.6 million for the three months ended June 30, 2022 from $129.7 million for the same period in the prior year primarily due to an increase in interest expense and management and incentive fees. The increase in interest expense of $12.9 million was primarily driven by an increase in the average daily borrowings from $6.1 billion to $7.1 billion period over period as well as an increase in the average interest rate from 3.1% to 3.2%. Management fees and incentive fees increased primarily due to an increase in dividend income and our debt investment portfolio, which at par, increased from $11.4 billion as of June 30, 2021 to $11.7 billion as of June 30, 2022. As a percentage of total assets, professional fees, directors’ fees, and other general and administrative expenses remained relatively consistent period over period.
For the six months ended June 30, 2022 and 2021
Total expenses increased to $287.6 million for the six months ended June 30, 2022 from $247.5 million for the same period in the prior year primarily due to an increase in interest expense and management and incentive fees. The increase in interest expense of $26.2 million was primarily driven by an increase in the average daily borrowings from $5.7 billion to $7.1 billion period over period while the average interest rate stayed relatively consistent. Management fees and incentive fees increased primarily due to an increase in dividend income and our debt investment portfolio, which at par, increased from $11.4 billion as of June 30, 2021 to $11.7 billion as of June 30, 2022. As a percentage of total assets, professional fees, directors’ fees and other general and administrative expenses remained relatively consistent period over period.

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
For the three and six months ended June 30, 2022, we recorded U.S. federal income tax expense/(benefit) of $1.6 million and $2.4 million, respectively, including no U.S. federal excise tax expense/(benefit). For the three and six months ended June 30, 2021, we recorded U.S. federal income tax expense/(benefit) of $0.2 million and $1.3 million, respectively, including U.S. federal excise tax expense/(benefit) of $(0.2) million and $21.6 thousand, respectively.
Certain of our consolidated subsidiaries are subject to U.S. federal and state corporate-level income taxes. For the three and six months ended June 30, 2022, we recorded a net tax expense of approximately $1.6 million and $2.4 million for taxable subsidiaries, respectively. For the three and six months ended June 30, 2021, we recorded a net tax expense of approximately $0.4 million and $1.3 million for taxable subsidiaries, respectively. The income tax expense for our taxable consolidated subsidiaries will vary depending on the level of investment income earnings and realized gains from the exits of investments held by such taxable subsidiaries during the respective periods.
Net Unrealized Gains (Losses)
We fair value our portfolio investments quarterly and any changes in fair value are recorded as unrealized gains or losses. During the three and six months ended June 30, 2022 and 2021, net unrealized gains (losses) were comprised of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2022	2021	2022	2021
Net change in unrealized gain (loss) on investments	$(156.6)	$60.9	$(238.3)	$118.8
Income tax (provision) benefit	—	(1.6)	—	(4.2)
Net change in translation of assets and liabilities in foreign currencies	(3.2)	(0.4)	(3.7)	(2.9)
Net change in unrealized gain (loss)	$(159.8)	$58.9	$(242.0)	$111.7

For the three months ended June 30, 2022 and 2021

For the three months ended June 30, 2022, the net unrealized loss was primarily driven by a decrease in the fair value of our debt investments as compared to March 31, 2022. As of June 30, 2022, the fair value of our debt investments as a percentage of principal was 96.6%, as compared to 97.7% as of March 31, 2022. The primary driver of our portfolio’s unrealized loss was due to current market conditions, including public market volatility, and credit spreads widening across the broader markets. The ten largest contributors to the change in net unrealized gain (loss) on investments during the three months ended June 30, 2022 consisted of the following:

Portfolio Company ($ in millions)	Net Change in Unrealized Gain (Loss)
Swipe Acquisition Corporation (dba PLI)(1)	$16.8
Remaining Portfolio Companies	(67.3)
Walker Edison Furniture Company LLC	(6.0)
Packaging Coordinators Midco, Inc.	(6.6)
H-Food Holdings, LLC	(7.7)
Metis HoldCo, Inc. (dba Mavis Tire Express Services)	(8.7)
Nutraceutical International Corporation	(9.0)
Valence Surface Technologies LLC	(11.8)
Cornerstone OnDemand, Inc.	(13.0)
Conair Holdings, LLC	(17.8)
ORCC Senior Loan Fund LLC (fka Sebago Lake LLC)(1)	(25.5)
Total	$(156.6)
_______________
(1)Portfolio company is a controlled, affiliated investment.
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

Portfolio Company ($ in millions)	Net Change in Unrealized Gain (Loss)
CIBT Global, Inc.	$32.0
Windows Entities	6.1
Innovative Water Care Global Corporation	5.5
Packaging Coordinators Midco, Inc.	4.4
Hg Saturn Luchaco Limited	2.5
Manna Development Group, LLC	2.2
Remaining Portfolio Companies	24.4
Norvax, LLC (dba GoHealth)	(5.5)
QC Supply, LLC	(4.7)
Caiman Merger Sub LLC (dba City Brewing)	(3.2)
Metis HoldCo, Inc. (dba Mavis Tire Express Services)	(2.8)
Total	$60.9
For the six months ended June 30, 2022 and 2021
For the six months ended June 30, 2022, the net unrealized loss was primarily driven by a decrease in the fair value of our debt investments as compared to December 31, 2021. As of June 30, 2022, the fair value of our debt investments as a percentage of principal was 96.6%, as compared to 98.2% as of December 31, 2021. The primary driver of our portfolio’s unrealized loss was due to current market conditions, including public market volatility, and credit spreads widening across the broader market. The ten largest contributors to the change in net unrealized gain (loss) on investments during the six months ended June 30, 2022 consisted of the following:

Portfolio Company ($ in millions)	Net Change in Unrealized Gain (Loss)
Swipe Acquisition Corporation (dba PLI)(1)	$16.8
Remaining Portfolio Companies	(123.4)
Walker Edison Furniture Company LLC	(9.4)
Packaging Coordinators Midco, Inc.	(10.3)
Nutraceutical International Corporation	(10.8)
Metis HoldCo, Inc. (dba Mavis Tire Express Services)	(11.2)
H-Food Holdings, LLC	(12.9)
Cornerstone OnDemand, Inc.	(14.2)
Valence Surface Technologies LLC	(14.6)
Conair Holdings, LLC	(19.2)
ORCC Senior Loan Fund LLC (fka Sebago Lake LLC)(1)	(29.1)
Total	$(238.3)
_______________
(1)Portfolio company is a controlled, affiliated investment.
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

Portfolio Company ($ in millions)	Net Change in Unrealized Gain (Loss)
CIBT Global, Inc.	$24.9
Windows Entities	16.1
Innovative Water Care Global Corporation	12.6
Blackhawk Network Holdings, Inc.	5.5
Packaging Coordinators Midco, Inc.	5.2
ABB/Con-cise Optical Group LLC	5.0
H-Food Holdings, LLC	4.8
Remaining Portfolio Companies	61.0
Norvax, LLC (dba GoHealth)	(7.6)
QC Supply, LLC	(4.8)
Galls, LLC	(3.9)
Total	$118.8
Net Realized Gains (Losses)
The realized gains and losses on fully exited and partially exited portfolio companies during the three and six months ended June 30, 2022 and 2021 were comprised of the following:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
($ in millions)	2022	2021	2022	2021
Net realized gain (loss) on investments	$—	$(27.8)	$4.6	$(26.7)
Net realized gain (loss) on foreign currency transactions	(0.2)	—	(1.1)	1.2
Net realized gain (loss)	$(0.2)	$(27.8)	$3.5	$(25.5)

Realized Gross Internal Rate of Return
Since we began investing in 2016 through June 30, 2022, our exited investments have resulted in an aggregate cash flow realized gross internal rate of return to us of over 10.3% (based on total capital invested of $7.9 billion and total proceeds from these exited investments of $9.4 billion). Over sixty percent of these exited investments resulted in an aggregate cash flow realized gross internal rate of return (“IRR”) to us of 10% or greater.
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
As of June 30, 2022 and December 31, 2021, our asset coverage ratio was 179% and 182%, respectively. We seek to carefully consider our unfunded commitments for the purpose of planning our ongoing financial leverage. Further, we maintain sufficient borrowing capacity within the 150% asset coverage limitation to cover any outstanding unfunded commitments we are required to fund.
Cash and restricted cash as of June 30, 2022, taken together with our available debt, is expected to be sufficient for our investing activities and to conduct our operations in the near term. As of June 30, 2022, we had $1.4 billion available under our credit facilities.
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
As of June 30, 2022, we had $343.3 million in cash and restricted cash. During the six months ended June 30, 2022, $74.7 million in cash was provided by operating activities, primarily as a result of sell downs and repayments of $1,285.7 million and other operating activity of $165.5 million partially offset by funding portfolio investments of $1,376.5 million.. Lastly, cash used in financing activities was $178.6 million during the period, which was primarily the result of distributions paid of $232.4 million.
Equity
Equity Issuances

There were no sales of our common stock during the three and six months ended June 30, 2022 and 2021.
Distributions
The following table reflects the distributions declared on shares of our common stock during the six months ended June 30, 2022:

	June 30, 2022
Date Declared	Record Date	Payment Date	Distribution per Share
May 4, 2022	June 30, 2022	August 15, 2022	$0.31
February 23, 2022	March 31, 2022	May 13, 2022	0.31
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
The following table reflects the distributions declared on shares of our common stock during the six months ended June 30, 2021:

	June 30, 2021
Date Declared	Record Date	Payment Date	Distribution per Share
May 5, 2021	June 30, 2021	August 13, 2021	$0.31
February 23, 2021	March 31, 2021	May 14, 2021	0.31
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
The following table reflects the shares distributed pursuant to the dividend reinvestment plan during the six months ended June 30, 2022:

Date Declared	Record Date	Payment Date	Shares
February 23, 2022	March 31, 2022	May 15, 2022	830,764	(1)
November 2, 2021	December 31, 2021	January 31, 2022	814,084

(1)Shares purchased in the open market in order to satisfy dividends reinvested under our dividend reinvestment program.
The following table reflects the common stock issued pursuant to the dividend reinvestment plan during the six months ended June 30, 2021:

Date Declared	Record Date	Payment Date	Shares
February 23, 2021	March 31, 2021	May 14, 2021	815,703
November 4, 2020	December 31, 2020	January 19, 2021	1,435,099

Stock Repurchase Plans
    On November 3, 2020, the Board approved a repurchase program (the “Repurchase Plan”) under which we may repurchase up to $100 million of our outstanding common stock and on November 2, 2021, the Board extended the Repurchase Plan. Under the program, purchases may be made at management’s discretion from time to time in open-market transactions, in accordance with all applicable securities laws and regulations. Unless extended by the Board, the repurchase program will terminate 12-months from the date it was approved. On November 2, 2021, the Board approved an extension to the Repurchase Plan and, unless further extended by the Board, will terminate 12-months from that date. As of June 30, 2022, Goldman, Sachs & Co., as agent, has repurchased 944,076 shares of our common stock pursuant to the Repurchase Plan for approximately $12.6 million.
The following provides information regarding purchases of the our common stock by Goldman Sachs & Co., as agent, pursuant to the Repurchase Plan. For the period ended June 30, 2021, there were no repurchases under the Repurchase Plan. For the period ended June 30, 2022, repurchases under the Repurchase Plan were as follows:

Period ($ in millions, except share and per share amounts)	Total Number of Shares Repurchased	Average Price Paid per Share	Approximate Dollar Value of Shares that have been Purchased Under the Plans	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan
January 1, 2022 - January 31, 2022	—	$—	$—	$97.4
February 1, 2022 - February 28, 2022	—	$—	$—	$97.4
March 1, 2022 - March 31, 2022	—	$—	$—	$97.4
April 1, 2022 - April 30, 2022	—	$—	$—	$97.4
May 1, 2022 - May 31, 2022	757,926	$13.21	$10.0	$87.4
June 1, 2022 - June 30, 2022	—	$—	$—	$87.4
Total	757,926		$10.0

Debt
Aggregate Borrowings
Debt obligations consisted of the following as of June 30, 2022 and December 31, 2021:

	June 30, 2022
($ in thousands)	Aggregate Principal Committed	Outstanding Principal	Amount Available(1)	Net Carrying Value(2)
Revolving Credit Facility(3)(5)	$1,655,000	$604,949	$997,633	$594,223
SPV Asset Facility II	350,000	100,000	250,000	94,837
SPV Asset Facility III	250,000	250,000	—	249,042
SPV Asset Facility IV	250,000	100,000	150,000	97,306
CLO I	390,000	390,000	—	387,150
CLO II	260,000	260,000	—	257,037
CLO III	260,000	260,000	—	258,029
CLO IV	292,500	292,500	—	287,554
CLO V	509,625	509,625	—	506,902
CLO VI	260,000	260,000	—	258,163
2024 Notes(4)	400,000	400,000	—	389,996
2025 Notes	425,000	425,000	—	420,447
July 2025 Notes	500,000	500,000	—	494,478
2026 Notes	500,000	500,000	—	492,115
July 2026 Notes	1,000,000	1,000,000	—	980,743
2027 Notes(4)	500,000	500,000	—	450,718
2028 Notes	850,000	850,000	—	834,757
Total Debt	$8,652,125	$7,202,074	$1,397,633	$7,053,497

(1)The amount available reflects any collateral related limitations at the Company level related to each credit facility’s borrowing base.
(2)The carrying value of our Revolving Credit Facility, SPV Asset Facility II, SPV Asset Facility III, SPV Asset Facility IV, CLO I, CLO II, CLO III, CLO IV, CLO V, CLO VI, 2024 Notes, 2025 Notes, July 2025 Notes, 2026 Notes, July 2026 Notes, 2027 Notes and 2028 Notes are presented net of deferred financing costs of $10.7 million, $5.2 million, $1.0 million, $2.7 million, $2.9 million, $3.0 million, $2.0 million, $4.9 million, $2.7 million, $1.8 million, $4.0 million, $4.5 million, $5.5 million, $7.9 million, $19.3 million, $8.8 million and $15.2 million respectively.
(3)Includes the unrealized translation gain (loss) on borrowings denominated in foreign currencies.
(4)Inclusive of change in fair market value of effective hedge.
(5)The amount available is reduced by $52.4 million of outstanding letters of credit.

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
_______________
(1)The amount available reflects any limitations related to each credit facility’s borrowing base.
(2)The carrying value of our Revolving Credit Facility, SPV Asset Facility II, SPV Asset Facility III, SPV Asset Facility IV, CLO I, CLO II, CLO III, CLO IV, CLO V, CLO VI, 2024 Notes, 2025 Notes, July 2025 Notes, 2026 Notes, July 2026 Notes, 2027 Notes and 2028 Notes are presented net of deferred financing costs of $12.4 million, $4.3 million, $1.0 million, $2.2 million, $3.0 million, $3.1 million, $2.1 million, $5.2 million, $1.8 million, $1.9 million, $5.0 million, $5.3 million, $6.4 million, $8.9 million, $21.5 million, $9.7 million and $16.4 million respectively.
(3)Includes the unrealized translation gain (loss) on borrowings denominated in foreign currencies.
(4)Inclusive of change in fair market value of effective hedge.
(5)The amount available is reduced by $55.3 million of outstanding letters of credit.
For the three and six months ended June 30, 2022 and 2021 the components of interest expense were as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
($ in thousands)	2022	2021	2022	2021
Interest expense	$58,185	$46,311	$110,832	$89,448
Amortization of debt issuance costs	8,697	7,204	14,807	12,151
Net change in unrealized gain (loss) on effective interest rate swaps and hedged items(1)	465	930	3,087	922
Total Interest Expense	$67,347	$54,445	$128,726	$102,521
Average interest rate	3.2%	3.0%	3.1%	3.1%
Average daily borrowings	$7,131,423	$6,093,156	$7,141,675	$5,713,867
_______________
(1)Refer to “ITEM 1. – FINANCIAL STATEMENTS – Notes to Consolidated Financial Statements – Note 6. Debt – 2023 Notes, 2024 Notes and 2027 Notes” for details on each facility’s interest rate swap.

Senior Securities

Information about our senior securities is shown in the following table as of June 30, 2022 and the fiscal years ended December 31, 2021, 2020, 2019, 2018, 2017 and 2016.

Class and Period	Total Amount Outstanding Exclusive of Treasury Securities(1) ($ in millions)	Asset Coverage per Unit(2)	Involuntary Liquidating Preference per Unit(3)	Average Market Value per Unit(4)
Revolving Credit Facility
June 30, 2022 (unaudited)	$604.9	$1,791	—	N/A
December 31, 2021	$892.3	$1,820	—	N/A
December 31, 2020	$252.5	$2,060	—	N/A
December 31, 2019	$480.9	$2,926	—	N/A
December 31, 2018	$308.6	$2,254	—	N/A
December 31, 2017	$—	$2,580	—	N/A
SPV Asset Facility I(6)
December 31, 2020	$—	$—	—	N/A
December 31, 2019	$300.0	$2,926	—	N/A
December 31, 2018	$400.0	$2,254	—	N/A
December 31, 2017	$400.0	$2,580	—	N/A
SPV Asset Facility II
June 30, 2022 (unaudited)	$100.0	$1,791	—	N/A
December 31, 2021	$100.0	$1,820	—	N/A
December 31, 2020	$100.0	$2,060	—	N/A
December 31, 2019	$350.0	$2,926	—	N/A
December 31, 2018	$550.0	$2,254	—	N/A
SPV Asset Facility III
June 30, 2022 (unaudited)	$250.0	$1,791	—	N/A
December 31, 2021	$190.0	$1,820	—	N/A
December 31, 2020	$375.0	$2,060	—	N/A
December 31, 2019	$255.0	$2,926	—	N/A
December 31, 2018	$300.0	$2,254	—	N/A
SPV Asset Facility IV
June 30, 2022 (unaudited)	$100.0	$1,791	—	N/A
December 31, 2021	$155.0	$1,820	—	N/A
December 31, 2020	$295.0	$2,060	—	N/A
December 31, 2019	$60.3	$2,926	—	N/A
CLO I
June 30, 2022 (unaudited)	$390.0	$1,791	—	N/A
December 31, 2021	$390.0	$1,820	—	N/A
December 31, 2020	$390.0	$2,060	—	N/A
December 31, 2019	$390.0	$2,926	—	N/A
CLO II
June 30, 2022 (unaudited)	$260.0	$1,791	—	N/A
December 31, 2021	$260.0	$1,820	—	N/A
December 31, 2020	$260.0	$2,060	—	N/A

Class and Period	Total Amount Outstanding Exclusive of Treasury Securities(1) ($ in millions)	Asset Coverage per Unit(2)	Involuntary Liquidating Preference per Unit(3)	Average Market Value per Unit(4)
December 31, 2019	$260.0	$2,926	—	N/A
CLO III
June 30, 2022 (unaudited)	$260.0	$1,791	—	N/A
December 31, 2021	$260.0	$1,820	—	N/A
December 31, 2020	$260.0	$2,060	—	N/A
CLO IV
June 30, 2022 (unaudited)	$292.5	$1,791	—	N/A
December 31, 2021	$292.5	$1,820	—	N/A
December 31, 2020	$252.0	$2,060	—	N/A
CLO V
June 30, 2022 (unaudited)	$509.6	$1,791	—	N/A
December 31, 2021	$196.0	$1,820	—	N/A
December 31, 2020	$196.0	$2,060	—	N/A
CLO VI
June 30, 2022 (unaudited)	$260.0	$1,791	—	N/A
December 31, 2021	$260.0	$1,820	—	N/A
Subscription Credit Facility(5)
December 31, 2019	$—	$—	—	N/A
December 31, 2018	$883.0	$2,254	—	N/A
December 31, 2017	$393.5	$2,580	—	N/A
December 31, 2016	$495.0	$2,375	—	N/A
2023 Notes(7)
December 31, 2021	$—	$—	—	N/A
December 31, 2020	$150.0	$2,060	—	N/A
December 31, 2019	$150.0	$2,926	—	N/A
December 31, 2018	$150.0	$2,254	—	N/A
December 31, 2017	$138.5	$2,580	—	N/A
2024 Notes
June 30, 2022 (unaudited)	$400.0	$1,791	—	$1,011.1
December 31, 2021	$400.0	$1,820	—	$1,089.7
December 31, 2020	$400.0	$2,060	—	$1,037.1
December 31, 2019	$400.0	$2,926	—	$1,039.3
2025 Notes
June 30, 2022 (unaudited)	$425.0	$1,791	—	$969.0
December 31, 2021	$425.0	$1,820	—	$1,057.3
December 31, 2020	$425.0	$2,060	—	$984.2
December 31, 2019	$425.0	$2,926	—	$997.9
July 2025 Notes
June 30, 2022 (unaudited)	$500.0	$1,791	—	$956.3

Class and Period	Total Amount Outstanding Exclusive of Treasury Securities(1) ($ in millions)	Asset Coverage per Unit(2)	Involuntary Liquidating Preference per Unit(3)	Average Market Value per Unit(4)
December 31, 2021	$500.0	$1,820	—	$1,049.9
December 31, 2020	$500.0	$2,060	—	$971.1
2026 Notes
June 30, 2022 (unaudited)	$500.0	$1,791	—	$960.2
December 31, 2021	$500.0	$1,820	—	$1,068.7
December 31, 2020	$500.0	$2,060	—	$1,018.5
July 2026 Notes
June 30, 2022 (unaudited)	$1,000.0	$1,791	—	$914.4
December 31, 2021	$1,000.0	$1,820	—	$1,032.8
December 31, 2020	$1,000.0	$2,060	—	$1,005.0
2027 Notes
June 30, 2022 (unaudited)	$500.0	$1,791	—	$870.2
December 31, 2021	$500.0	$1,820	—	$997.4
2028 Notes
June 30, 2022 (unaudited)	$850.0	$1,791	—	$840.0
December 31, 2021	$850.0	$1,820	—	$994.3
________________
(1)Total amount of each class of senior securities outstanding at the end of the period presented.
(2)Asset coverage per unit is the ratio of the carrying value of our total assets, less all liabilities excluding indebtedness represented by senior securities in this table, to the aggregate amount of senior securities representing indebtedness. Asset coverage per unit is expressed in terms of dollar amounts per $1,000 of indebtedness and is calculated on a consolidated basis.
(3)The amount to which such class of senior security would be entitled upon our involuntary liquidation in preference to any security junior to it. The “—" in this column indicates information that the SEC expressly does not require to be disclosed for certain types of senior securities.
(4)Not applicable, except for with respect to the 2024 Notes, 2025 Notes, July 2025 Notes, 2026 Notes, July 2026 Notes, 2027 Notes and 2028 Notes as other senior securities are not registered for public trading on a stock exchange. The average market value per unit for each of the 2024 Notes, 2025 Notes, July 2025 Notes, 2026 Notes, July 2026 Notes, 2027 Notes and 2028 Notes is based on the average daily prices of such notes and is expressed per $1,000 of indebtedness.
(5)Facility was terminated in 2019.
(6)Facility was terminated in 2020.
(7)On November 23, 2021, we caused notice to be issued to the holders of the 2023 Notes regarding our exercise of the option to redeem in full all $150 million in aggregate principal amount of the 2023 Notes at 100% of their principal amount, plus the accrued and unpaid interest thereon through, but excluding, the redemption date, December 23, 2021. On December 23, 2021, we redeemed in full all $150 million in aggregate principal amount of the 2023 Notes at 100% of their principal amount, plus the accrued and unpaid interest thereon through, but excluding, December 23, 2021.

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
The Revolving Credit Facility includes customary covenants, including certain limitations on the incurrence by us of additional indebtedness and on our ability to make distributions to our shareholders, or redeem, repurchase or retire shares of stock, upon the occurrence of certain events and certain financial covenants related to asset coverage and liquidity and other maintenance covenants, as well as customary events of default. The agreement requires a minimum asset coverage ratio of 1.50 to 1.00 with respect to our consolidated assets and our subsidiaries, measured at the last day of any fiscal quarter and a minimum asset coverage ratio of no less than 2.00 to 1.00 with respect to our consolidated assets and our subsidiary guarantors (including certain limitations on the contribution of equity in financing subsidiaries as specified therein) to our secured debt and our subsidiary guarantors (the “Obligor Asset Coverage Ratio”), measured at the last day of each fiscal quarter. The agreement also includes concentration limits in connection with the calculation of the borrowing base, based upon the Obligor Asset Coverage Ratio. For further details, see “ITEM 1. – Notes to Consolidated Financial Statements – Note 6. Debt.”
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
From time to time, we sell and contribute certain investments to ORCC Financing II pursuant to a sale and contribution agreement by and between us and ORCC Financing II. No gain or loss will be recognized as a result of the contribution. Proceeds from the SPV Asset Facility II will be used to finance the origination and acquisition of eligible assets by ORCC Financing II, including the purchase of such assets. We retain a residual interest in assets contributed to or acquired by ORCC Financing II through our ownership of ORCC Financing II. The maximum principal amount of the SPV Asset Facility II as of the SPV Asset Facility II Seventh Amendment Date is $350 million (which includes terms loans of $100 million and revolving commitments of $250 million;) the availability of this amount is subject to an overcollateralization ratio test, which is based on the value of ORCC Financing II’s assets from time to time, and satisfaction of certain conditions, including an interest coverage ratio test, certain concentration limits and collateral quality tests.
The SPV Asset Facility II provides for the ability to (1) draw term loans and (2) draw and redraw revolving loans under the SPV Asset Facility II through April 22, 2023, unless the revolving commitments are terminated or converted to term loans sooner as provided in the SPV Asset Facility II (the “SPV Asset Facility II Commitment Termination Date”). Unless otherwise terminated, the SPV Asset Facility II will mature on December 22, 2029 (the "SPV Asset Facility II Stated Maturity”). Prior to the SPV Asset Facility II Stated Maturity, proceeds received by ORCC Financing II from principal and interest, dividends, or fees on assets must be used to pay fees, expenses and interest on outstanding borrowings, and the excess may be returned to us, subject to certain conditions. On the SPV Asset Facility II Stated Maturity, ORCC Financing II must pay in full all outstanding fees and expenses and all principal and interest on outstanding borrowings, and the excess may be returned to us.
With respect to revolving loans, amounts drawn bear interest at Term SOFR (or, in the case of certain lenders that are commercial paper conduits, the lower of their cost of funds and Term SOFR plus 0.40%) plus a spread that steps up from 2.30% to 2.55% during the period March 25, 2022, to the Reinvestment Period End Date. With respect to term loans, amounts drawn bear interest at Term SOFR (or, in the case of certain lenders that are commercial paper conduits, the lower of their cost of funds and Term SOFR plus 0.40%) plus a spread that steps up from 2.30% to 2.55% during the same period. From March 25, 2022 to the SPV Asset Facility II Commitment Termination Date, there is a commitment fee ranging from 0.50% to 0.625% per annum on the undrawn amount, if any, of the revolving commitments in the SPV Asset Facility II. The SPV Asset Facility II contains customary covenants, including certain financial maintenance covenants, limitations on the activities of ORCC Financing II, including limitations on incurrence of incremental indebtedness, and customary events of default. The SPV Asset Facility II is secured by a perfected first priority security interest in the assets of ORCC Financing II and on any payments received by ORCC Financing II in respect of those assets. Assets pledged to the SPV Asset Facility II Lenders will not be available to pay our debts. For further details, see “ITEM 1. – Notes to Consolidated Financial Statements – Note 6. Debt.”
SPV Asset Facility III
On December 14, 2018 (the “SPV Asset Facility III Closing Date”), ORCC Financing III LLC (“ORCC Financing III”), a Delaware limited liability company and our newly formed subsidiary, entered into a Loan Financing and Servicing Agreement (the “SPV Asset Facility III”), with ORCC Financing III, as borrower, ourselves, as equity holder and services provider, the lenders from time to time parties thereto (the “SPV Lenders III”), Deutsche Bank AG, New York Branch, as Facility Agent, State Street Bank and Trust Company, as Collateral Agent and Cortland Capital Market Services LLC, as Collateral Custodian. The parties to the SPV Asset Facility III have entered into various amendments, including those relating to the undrawn fee and make-whole fee and definition of “Change of Control.” The following describes the terms of SPV Asset Facility III as amended through May 3, 2022.
From time to time, we expect to sell and contribute certain loan assets to ORCC Financing III pursuant to a Sale and Contribution Agreement by and between the Company and ORCC Financing III. No gain or loss will be recognized as a result of the contribution. Proceeds from the SPV Asset Facility III will be used to finance the origination and acquisition of eligible assets by ORCC Financing III, including the purchase of such assets us. We retain a residual interest in assets contributed to or acquired by ORCC Financing III through its ownership of ORCC Financing III. The maximum principal amount of the SPV Asset Facility III is $250 million; the availability of this amount is subject to a borrowing base test, which is based on the value of ORCC Financing III’s assets from time to time, and satisfaction of certain conditions, including interest spread and weighted average coupon tests, certain concentration limits and collateral quality tests.
The SPV Asset Facility III provides for the ability to borrow, reborrow, repay and prepay advances under the SPV Asset Facility III until June 14, 2023 unless such period is extended or accelerated under the terms of the SPV Asset Facility III (the “SPV Asset Facility III Revolving Period”). Unless otherwise extended, accelerated or terminated under the terms of the SPV Asset Facility III, the SPV Asset Facility III will mature on the date that is two years after the last day of the SPV Asset Facility III Revolving Period (the “SPV Asset Facility III Stated Maturity”). Prior to the SPV Asset Facility III Stated Maturity, proceeds received by ORCC Financing III from principal and interest, dividends, or fees on assets must be used to pay fees, expenses and interest on outstanding advances, and the excess may be returned to us, subject to certain conditions. On the SPV Asset Facility III Stated Maturity, ORCC Financing III must pay in full all outstanding fees and expenses and all principal and interest on outstanding advances, and the excess may be returned to us.
Amounts drawn bear interest at term SOFR (or, in the case of certain SPV Lenders III that are commercial paper conduits, the lower of (a) their cost of funds and (b) term SOFR, such term SOFR not to be lower than zero) plus a spread equal to 2.20% per annum, which spread will increase (a) on and after the end of the SPV Asset Facility III Revolving Period by 0.15% per annum if no event of default has occurred and (b) by 2.00% per annum upon the occurrence of an event of default (such spread, the “Applicable Margin”) term SOFR may be replaced as a base rate under certain circumstances. We predominantly borrow utilizing SOFR rate loans, generally electing one-month SOFR upon borrowing. During the Revolving Period, ORCC Financing III will pay an undrawn fee ranging from 0.25% to 0.50% per annum on the undrawn amount, if any, of the revolving commitments in the SPV Asset Facility III. During the Revolving Period, if the undrawn commitments are in excess of a certain portion (initially 20% and increasing in stages to 75%) of the total commitments under the SPV Asset Facility III, ORCC Financing III will also pay a make-whole fee equal to the Applicable Margin multiplied by such excess undrawn commitment amount, reduced by the undrawn fee payable on such excess. The SPV Asset Facility III contains customary covenants, including certain financial maintenance covenants, limitations on the activities of ORCC Financing III, including limitations on incurrence of incremental indebtedness, and customary events of default. The SPV Asset Facility III is secured by a perfected first priority security interest in the assets of ORCC Financing III and on any payments received by ORCC Financing III in respect of those assets. Assets pledged to the SPV Asset Facility III Lenders will not be available to pay our debts. For further details, see “ITEM 1. – Notes to Consolidated Financial Statements – Note 6. Debt.”
SPV Asset Facility IV
On August 2, 2019 (the “SPV Asset Facility IV Closing Date”), ORCC Financing IV LLC (“ORCC Financing IV”), a Delaware limited liability company and our newly formed subsidiary, entered into a Credit Agreement (the “SPV Asset Facility IV”), with ORCC Financing IV, as borrower, Société Générale, as initial Lender and as Administrative Agent, State Street Bank and Trust Company, as Collateral Agent, Collateral Administrator and Custodian, and Cortland Capital Market Services LLC as Document Custodian and the lenders from time to time party thereto pursuant to Assignment and Assumption Agreements.
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
Concurrently with the issuance of the CLO I Notes and the borrowing under the Class A Loans, the CLO I Issuer issued approximately $206.1 million of subordinated securities in the form of 206,106 preferred shares at an issue price of U.S.$1,000 per share (the “CLO I Preferred Shares”). The CLO I Preferred Shares were issued by the CLO I Issuer as part of its issued share capital and are not secured by the collateral securing the CLO I Debt. We own all of the CLO I Preferred Shares, and as such, these securities are eliminated in consolidation. We act as retention holder in connection with the CLO I Transaction for the purposes of satisfying certain U.S. and European Union regulations requiring sponsors of securitization transactions to retain exposure to the performance of the securitized assets and as such is required to retain a portion of the CLO I Preferred Shares.
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
Through May 20, 2023, a portion of the proceeds received by the CLO I Issuer from the loans securing the CLO I Debt may be used by the CLO I Issuer to purchase additional middle market loans under the direction of the Adviser as the collateral manager for the CLO I Issuer and in accordance with our investing strategy and ability to originate eligible middle market loans.
The CLO I Debt is the secured obligation of the CLO I Issuers, and the CLO I Indenture and the CLO I Credit Agreement include customary covenants and events of default. Assets pledged to holders of the CLO I Debt and the other secured parties under the CLO I Indenture will not be available to pay our debts.
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
The CLO II Debt was redeemed in the CLO II Refinancing, described below.
Concurrently with the issuance of the CLO II Debt, the CLO II Issuer issued approximately $136.6 million of subordinated securities in the form of 136,600 preferred shares at an issue price of U.S.$1,000 per share (the “CLO II Preferred Shares”). The CLO II Preferred Shares were issued by the CLO II Issuer as part of its issued share capital and are not secured by the collateral securing the CLO II Debt. We purchased all of the CLO II Preferred Shares, and as such, these securities are eliminated in consolidation. We acted as retention holder in connection with the CLO II Transaction for the purposes of satisfying certain U.S. and European Union regulations requiring sponsors of securitization transactions to retain exposure to the performance of the securitized assets and as such was required to retain a portion of the CLO II Preferred Shares.

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
The CLO II Debt was the secured obligation of the CLO II Issuers, and the CLO II Indenture includes customary covenants and events of default. Assets pledged to holders of the CLO II Debt and the other secured parties under the CLO II Indenture were not available to pay our debts.
The CLO II Debt was offered in reliance on Section 4(a)(2) of the Securities Act. The CLO II Debt not been registered under the Securities Act or any state securities laws and, unless so registered, may not be offered or sold in the United States absent registration with the Securities and Exchange Commission or pursuant to an exemption from, or in a transaction not subject to, the registration requirements of the Securities Act as applicable.
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
CLO IV Refinancing
On July 9, 2021 (the “CLO IV Refinancing Date”), we completed a $440.5 million term debt securitization refinancing (the “CLO IV Refinancing”), also known as a collateralized loan obligation refinancing, which is a form of secured financing incurred by us. The secured notes and preferred shares issued in the CLO IV Refinancing were issued by the CLO IV Issuer and the CLO IV Co-Issuer and are backed by a portfolio of collateral obligations consisting of middle market loans and participation interests in middle market loans as well as by other assets of the CLO IV Issuer.
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
The CLO V Secured Notes were redeemed in the CLO V refinancing, described below.
Concurrently with the issuance of the CLO V Secured Notes, the CLO V Issuer issued approximately $149.45 million of subordinated securities in the form of 149,450 preferred shares at an issue price of U.S.$1,000 per share (the “CLO V Preferred Shares”). The CLO V Preferred Shares were issued by the CLO V Issuer as part of its issued share capital and are not secured by the collateral securing the CLO V Secured Notes. We own all of the outstanding CLO V Preferred Shares, and as such, these securities are eliminated in consolidation. We acted as retention holder in connection with the CLO V Transaction for the purposes of satisfying certain U.S. and European Union regulations requiring sponsors of securitization transactions to retain exposure to the performance of the securitized assets and as such was required to retain a portion of the CLO V Preferred Shares, while the CLO V Secured Notes were outstanding.
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

Through July 20, 2022, a portion of the proceeds received by the CLO V Issuer from the loans securing the CLO V Secured Notes could be used by the CLO V Issuer to purchase additional middle market loans under the direction of the Adviser, in its capacity as collateral manager for the CLO V Issuer and in accordance with our investing strategy and ability to originate eligible middle market loans.
The CLO V Secured Notes were the secured obligation of the CLO V Issuers, and the CLO V Indenture includes customary covenants and events of default. The CLO V Secured Notes have not been registered under the Securities Act of 1933, as amended (the “Securities Act”), or any state securities (e.g., “blue sky”) laws, and may not be offered or sold in the United States absent registration with the Securities and Exchange Commission or pursuant to an applicable exemption from such registration.
CLO V Refinancing

On April 20, 2022 (the “CLO V Refinancing Date”), we completed a $669.2 million term debt securitization refinancing (the “CLO V Refinancing”), also known as a collateralized loan obligation refinancing, which is a form of secured financing incurred by us. The secured notes and preferred shares issued in the CLO V Refinancing were issued by the CLO V Co-Issuer, as Issuer (the “CLO V Refinancing Issuer”), and are backed by a portfolio of collateral obligations consisting of middle market loans and participation interests in middle market loans as well as by other assets of the CLO V Refinancing Issuer.

The CLO V Refinancing was executed by the issuance of the following classes of notes pursuant to the CLO V Indenture as supplemented by the supplemental indenture dated as of the CLO V Refinancing Date (the “CLO V Refinancing Indenture”), by and among the CLO V Refinancing Issuer and State Street Bank and Trust Company: (i) $354.4 million of AAA(sf) Class A-1R Notes, which bear interest at the Benchmark, as defined in the CLO V Refinancing Indenture, plus 1.78%, (ii) $30.4 million of AAA(sf) Class A-2R Notes, which bear interest at the Benchmark plus 1.95%, (iii) $49.0 million of AA(sf) Class B-1 Notes, which bear interest at the Benchmark plus 2.20%, (iv) $5.0 million of AA(sf) Class B-2 Notes, which bear interest at 4.25%, (v) $31.5 million of A(sf) Class C-1 Notes, which bear interest at the Benchmark plus 3.15% and (vi) $39.4 million of A(sf) Class C-2 Notes, which bear interest at 5.10% (together, the “CLO V Refinancing Secured Notes”). The CLO V Refinancing Secured Notes are secured by the middle market loans, participation interests in middle market loans and other assets of the Issuer. The CLO V Refinancing Secured Notes are scheduled to mature on April 20, 2034. The CLO V Refinancing Secured Notes were privately placed by Natixis Securities Americas LLC. The proceeds from the CLO V Refinancing were used to redeem in full the classes of notes issued on the CLO V Closing Date and to pay expenses incurred in connection with the CLO V Refinancing.

Concurrently with the issuance of the CLO V Refinancing Secured Notes, the CLO V Issuer issued approximately $10.2 million of additional subordinated securities, for a total of $159.6 million of subordinated securities in the form of 159,620 preferred shares at an issue price of U.S.$1,000 per share. The CLO V Preferred Shares are not secured by the collateral securing the CLO V Refinancing Secured Notes. We act as retention holder in connection with the CLO V Refinancing for the purposes of satisfying certain U.S., European Union and United Kingdom regulations requiring sponsors of securitization transactions to retain exposure to the performance of the securitized assets and as such is required to retain a portion of the Preferred Shares.
On the CLO V Closing Date, the CLO V Issuer entered into a loan sale agreement with us, which provided for the sale and contribution of approximately $201.8 million par amount of middle market loans from us to the CLO V Issuer on the CLO V Closing Date and for future sales from us to the CLO V Issuer on an ongoing basis. As part of the CLO V Refinancing, we and the CLO V Refinancing Issuer, as the successor to the CLO V Issuer, entered into an amended and restated loan sale agreement with us dated as of the CLO V Refinancing Date, pursuant to which the CLO V Refinancing Issuer assumed all ongoing obligations of the CLO V Issuer under the original agreement and we sold and contributed approximately $275.67 million par amount middle market loans to the CLO V Refinancing Issuer on the CLO V Refinancing Date and provides for future sales from us to the CLO V Refinancing Issuer on an ongoing basis. Such loans constituted part of the portfolio of assets securing the CLO V Refinancing Secured Notes. A portion of the of the portfolio assets securing the CLO V Refinancing Secured Notes consists of middle market loans purchased by the CLO V Issuer from ORCC Financing II LLC, a wholly-owned subsidiary of ours, under an additional loan sale agreement executed on the CLO V Closing Date between the CLO V Issuer and ORCC Financing II LLC and which the CLO V Refinancing Issuer and ORCC Financing II LLC amended and restated on the CLO V Refinancing Date in connection with the refinancing. We and ORCC Financing II LLC each made customary representations, warranties, and covenants to the CLO V Refinancing Issuer under the applicable loan sale agreement.
Through April 20, 2026, a portion of the proceeds received by the CLO V Issuer from the loans securing the CLO V Refinancing Secured Notes may be used by the Issuer to purchase additional middle market loans under the direction of the Advisor, in its capacity as collateral manager for the CLO V Refinancing Issuer and in accordance with our investing strategy and ability to originate eligible middle market loans.
The CLO V Refinancing Secured Notes are the secured obligation of the CLO V Refinancing Issuer, and the CLO V Refinancing Indenture includes customary covenants and events of default. The CLO V Refinancing Secured Notes have not been registered under the Securities Act of 1933, as amended (the “Securities Act”), or any state securities (e.g., “blue sky”) laws, and may not be offered or sold in the United States absent registration with the Securities and Exchange Commission or pursuant to an applicable exemption from such registration.

The Adviser serves as collateral manager for the CLO V Refinancing Issuer under an amended and restated collateral management agreement dated as of the CLO V Refinancing Date. The Adviser is entitled to receive fees for providing these services. The Adviser has waived its right to receive such fees but may rescind such waiver at any time; provided, however, that if the Adviser rescinds such waiver, the management fee payable to the Adviser pursuant to the Investment Advisory Agreement will be offset by the amount of the collateral management fee attributable to the CLO V Refinancing Issuer’s equity or notes owned by us. For further details, see “ITEM 1. – Notes to Consolidated Financial Statements – Note 6. Debt.”
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
As part of the CLO VI Transaction, we entered into a loan sale agreement with the CLO VI Issuer dated as of the CLO VI Closing Date, which provides for the sale and contribution of approximately $205.6 million par amount of middle market loans from us to the CLO VI Issuer on the CLO VI Closing Date and for future sales from us to the CLO VI Issuer on an ongoing basis. Such loans constitute part of the initial portfolio of assets securing the CLO VI Secured Notes. The remainder of the initial portfolio assets securing the CLO VI Secured Notes consists of approximately $164.7 million par amount of middle market loans purchased by the CLO VI Issuer from ORCC Financing IV LLC, our wholly-owned subsidiary of ours, under an additional loan sale agreement executed on the CLO VI Closing Date between the Issuer and ORCC Financing IV LLC. We and ORCC Financing IV LLC each made customary representations, warranties, and covenants to the Issuer under the applicable loan sale agreement.
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
In connection with the offering of the 2023 Notes, on December 21, 2017 we entered into a centrally cleared interest rate swap. The notional amount of the interest rate swap was $150 million. We received fixed rate interest semi-annually at 4.75% and paid variable rate interest monthly based on 1-month LIBOR plus 2.545%. The interest rate swap matured on December 21, 2021, and therefore, for the three and six months ended June 30, 2022, we did not make any periodic payments. For the three and six months ended June 30, 2021, we made periodic payments of $1.0 million and $2.0 million, respectively. The interest expense related to the 2023 Notes was equally offset by proceeds received from the interest rate swap. The swap adjusted interest expense is included as a component of interest expense in our Consolidated Statements of Operations. Depending on the nature of the balance at period end, the fair value of the interest rate swap is either included as a component of accrued expenses and other liabilities or prepaid expenses and other assets on our Consolidated Statements of Assets and Liabilities. The change in fair value of the interest rate swap is offset by the change in fair value of the 2023 Notes, with the remaining difference included as a component of interest expense on the Consolidated Statements of Operations.
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
In connection with the issuance of the 2024 Notes, on April 10, 2019 we entered into centrally cleared interest rate swaps. The notional amount of the interest rate swaps is $400 million. We will receive fixed rate interest at 5.25% and pay variable rate interest based on one-month LIBOR plus 2.937%. The interest rate swaps mature on April 10, 2024. For the three and six months ended June 30, 2022, we made periodic payments of $4.3 million and $4.3 million, respectively. For the three and six months ended June 30, 2021, we made periodic payments of $4.3 million and $4.3 million, respectively. The interest expense related to the 2024 Notes is equally offset by the proceeds received from the interest rate swaps. The swap adjusted interest expense is included as a component of interest expense on our Consolidated Statements of Operations. As of June 30, 2022 and December 31, 2021, the interest rate swap had a fair value of $(6.2) million and $12.0 million, respectively. Depending on the nature of the balance at period end, the fair value of the interest rate swap is either included as a component of accrued expenses and other liabilities or prepaid expenses and other assets on our Consolidated Statements of Assets and Liabilities. The change in fair value of the interest rate swap is offset by the change in fair value of the 2024 Notes, with the remaining difference included as a component of interest expense on the Consolidated Statements of Operations. For further details, see “ITEM 1. – Notes to Consolidated Financial Statements – Note 6. Debt.”

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
In connection with the issuance of the 2027 Notes, on April 26, 2021 we entered into centrally cleared interest rate swaps. The notional amount of the interest rate swaps is $500 million. We will receive fixed rate interest at 2.625% and pay variable rate interest based on one-month LIBOR plus 1.655%. The interest rate swaps mature on January 15, 2027. For the three months ended June 30, 2022 we made no periodic payments and for the six months ended June 30, 2022 we made $2.0 million in periodic payments. For the three and six months ended June 30, 2021, we did not make periodic payments. The interest expense related to the 2027 Notes is equally offset by the proceeds received from the interest rate swaps. The swap adjusted interest expense is included as a component of interest expense on our Consolidated Statements of Operations. As of June 30, 2022 and December 31, 2021, the interest rate swap had a fair value of $(42.5) million and $7.6 million, respectively. Depending on the nature of the balance at period end, the fair value of the interest rate swap is either included as a component of accrued expenses and other liabilities or prepaid expenses and other assets on our Consolidated Statements of Assets and Liabilities. The change in fair value of the interest rate swap is offset by the change in fair value of the 2027 Notes, with the remaining difference included as a component of interest expense on the Consolidated Statements of Operations. For further details, see “ITEM 1. – Notes to Consolidated Financial Statements – Note 6. Debt.”
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
Off-Balance Sheet Arrangements
Portfolio Company Commitments
From time to time, we may enter into commitments to fund investments. As of June 30, 2022 and December 31, 2021, we had the following outstanding commitments to fund investments in current portfolio companies:

Portfolio Company	Investment	June 30, 2022	December 31, 2021
($ in thousands)
3ES Innovation Inc. (dba Aucerna)	First lien senior secured revolving loan	$2,193	$3,893
ABB/Con-cise Optical Group LLC	First lien senior secured revolving loan	920	—
Accela, Inc.	First lien senior secured revolving loan	—	3,000
Alera Group, Inc.	First lien senior secured delayed draw term loan	417	417
AmSpec Group, Inc. (fka AmSpec Services Inc.)	First lien senior secured revolving loan	11,882	10,665
Anaplan INC	First lien senior secured revolving loan	9,722	—
Apex Group Treasury, LLC	Second lien senior secured delayed draw term loan	25,147	25,147
Apex Service Partners, LLC	First lien senior secured delayed draw term loan	537	—
Apex Service Partners, LLC	First lien senior secured revolving loan	40	—
Apptio, Inc.	First lien senior secured revolving loan	1,667	1,667
Aramsco, Inc.	First lien senior secured revolving loan	8,378	8,378
Ardonagh Midco 3 PLC	First lien senior secured GBP delayed draw term loan	9,897	11,038
Armstrong Bidco Limited (dba The Access Group)	First lien senior secured delayed draw term loan	1,232	—
Ascend Buyer, LLC (dba PPC Flexible Packaging)	First lien senior secured revolving loan	489	471
Associations, Inc.	First lien senior secured delayed draw term loan	59,900	—

Portfolio Company	Investment	June 30, 2022	December 31, 2021
Associations, Inc.	First lien senior secured revolving loan	32,923	32,923
AxiomSL Group, Inc.	First lien senior secured delayed draw term loan	8,331	8,331
AxiomSL Group, Inc.	First lien senior secured revolving loan	18,227	18,227
Bayshore Intermediate #2, L.P. (dba Boomi)	First lien senior secured revolving loan	6,913	6,913
BCPE Osprey Buyer, Inc. (dba PartsSource)	First lien senior secured delayed draw term loan	28,014	28,014
BCPE Osprey Buyer, Inc. (dba PartsSource)	First lien senior secured revolving loan	11,855	11,855
BCTO BSI Buyer, Inc. (dba Buildertrend)	First lien senior secured revolving loan	1,804	2,339
Blend Labs, Inc.	First lien senior secured revolving loan	7,500	7,500
BP Veraison Buyer, LLC (dba Sun World)	First lien senior secured delayed draw term loan	29,054	29,054
BP Veraison Buyer, LLC (dba Sun World)	First lien senior secured revolving loan	8,716	8,716
Brightway Holdings, LLC	First lien senior secured revolving loan	3,158	3,158
Centrify Corporation	First lien senior secured revolving loan	3,409	6,817
CivicPlus, LLC	First lien senior secured delayed draw term loan	—	6,673
CivicPlus, LLC	First lien senior secured revolving loan	2,698	1,335
CSC Mkg Topco LLC (dba Medical Knowledge Group)	First lien senior secured revolving loan	169	—
Denali BuyerCo, LLC (dba Summit Companies)	First lien senior secured delayed draw term loan	7,306	9,849
Denali BuyerCo, LLC (dba Summit Companies)	First lien senior secured revolving loan	2,199	3,556
Diamondback Acquisition, Inc. (dba Sphera)	First lien senior secured delayed draw term loan	1,080	1,080
Dodge Data & Analytics LLC	First lien senior secured revolving loan	—	1,888
Douglas Products and Packaging Company LLC	First lien senior secured revolving loan	7,722	3,936
EET Buyer, Inc. (dba e-Emphasys)	First lien senior secured revolving loan	455	455
Entertainment Benefits Group, LLC	First lien senior secured revolving loan	133	11,200
Evolution BuyerCo, Inc. (dba SIAA)	First lien senior secured revolving loan	10,709	10,709
Forescout Technologies, Inc.	First lien senior secured delayed draw term loan	90,278	—
Forescout Technologies, Inc.	First lien senior secured revolving loan	2,138	5,345
Fortis Solutions Group, LLC	First lien senior secured delayed draw term loan	439	1,347
Fortis Solutions Group, LLC	First lien senior secured revolving loan	431	462
Fullsteam Operations, LLC	First lien senior secured delayed draw term loan	7,932	—
Gainsight, Inc.	First lien senior secured revolving loan	3,357	3,357
Galls, LLC	First lien senior secured revolving loan	19,590	20,468
Gaylord Chemical Company, L.L.C.	First lien senior secured revolving loan	13,202	13,202
Gerson Lehrman Group, Inc.	First lien senior secured revolving loan	21,563	21,563
GI Ranger Intermediate, LLC (dba Rectangle Health)	First lien senior secured delayed draw term loan	—	614
GI Ranger Intermediate, LLC (dba Rectangle Health)	First lien senior secured revolving loan	332	369
Global Music Rights, LLC	First lien senior secured revolving loan	667	667
GovBrands Intermediate, Inc.	First lien senior secured delayed draw term loan	1,111	1,111
GovBrands Intermediate, Inc.	First lien senior secured revolving loan	793	793
Granicus, Inc.	First lien senior secured delayed draw term loan	1,006	1,006
Granicus, Inc.	First lien senior secured revolving loan	1,187	1,187
Guidehouse Inc.	First lien senior secured revolving loan	—	351

Portfolio Company	Investment	June 30, 2022	December 31, 2021
H&F Opportunities LUX III S.À R.L (dba Checkmarx)	First lien senior secured revolving loan	16,250	16,250
Hercules Borrower, LLC (dba The Vincit Group)	First lien senior secured revolving loan	18,685	20,916
HGH Purchaser, Inc. (dba Horizon Services)	First lien senior secured delayed draw term loan	38,136	49,359
HGH Purchaser, Inc. (dba Horizon Services)	First lien senior secured revolving loan	6,189	7,031
Hissho Sushi Merger Sub, LLC	First lien senior secured revolving loan	53	—
Hometown Food Company	First lien senior secured revolving loan	4,235	4,235
Ideal Tridon Holdings, Inc.	First lien senior secured revolving loan	5,727	3,927
IG Investments Holdings, LLC (dba Insight Global)	First lien senior secured revolving loan	2,881	1,987
Indigo Buyer, Inc. (dba Inovar Packaging Group)	First lien senior secured delayed draw term loan	250	—
Indigo Buyer, Inc. (dba Inovar Packaging Group)	First lien senior secured revolving loan	83	—
Individual Foodservice Holdings, LLC	First lien senior secured delayed draw term loan	—	6,890
Individual Foodservice Holdings, LLC	First lien senior secured revolving loan	21,567	20,609
Inovalon Holdings, Inc.	First lien senior secured delayed draw term loan	18,988	18,988
Integrity Marketing Acquisition, LLC	First lien senior secured revolving loan	14,832	14,832
Intelerad Medical Systems Incorporated (fka 11849573 Canada Inc.)	First lien senior secured revolving loan	1,607	1,607
Interoperability Bidco, Inc. (dba Lyniate)	First lien senior secured revolving loan	3,043	4,000
Kaseya Inc.	First lien senior secured delayed draw term loan	1,134	—
Kaseya Inc.	First lien senior secured revolving loan	1,134	—
IQN Holding Corp. (dba Beeline)	First lien senior secured revolving loan	—	22,672
KPSKY Acquisition, Inc. (dba BluSky)	First lien senior secured delayed draw term loan	31	256
Lazer Spot G B Holdings, Inc.	First lien senior secured revolving loan	20,930	26,833
Mario Purchaser, LLC (dba Len the Plumber)	First lien senior secured delayed draw term loan	6,905	—
Mario Purchaser, LLC (dba Len the Plumber)	First lien senior secured revolving loan	1,381	—
Lignetics Investment Corp.	First lien senior secured delayed draw term loan	3,922	3,922
Lignetics Investment Corp.	First lien senior secured revolving loan	392	3,922
Litera Bidco LLC	First lien senior secured delayed draw term loan	—	5,176
Litera Bidco LLC	First lien senior secured revolving loan	5,738	5,738
Medline Borrower, LP	First lien senior secured revolving loan	7,190	7,190
MHE Intermediate Holdings, LLC (dba OnPoint Group)	First lien senior secured delayed draw term loan	—	9,850
MHE Intermediate Holdings, LLC (dba OnPoint Group)	First lien senior secured revolving loan	15,536	15,536
Milan Laser Holdings LLC	First lien senior secured revolving loan	2,078	2,078
MINDBODY, Inc.	First lien senior secured revolving loan	6,071	6,071
Ministry Brands Holdings, LLC	First lien senior secured delayed draw term loan	226	226
Ministry Brands Holdings, LLC	First lien senior secured revolving loan	68	68
National Dentex Labs LLC (fka Barracuda Dental LLC)	First lien senior secured delayed draw term loan	3,980	3,980
National Dentex Labs LLC (fka Barracuda Dental LLC)	First lien senior secured revolving loan	2,576	6,322
Natural Partners, LLC	First lien senior secured revolving loan	68	—
Nelipak Holding Company	First lien senior secured USD revolving loan	2,412	4,288
Nelipak Holding Company	First lien senior secured EUR revolving loan	5,791	7,518

Portfolio Company	Investment	June 30, 2022	December 31, 2021
NMI Acquisitionco, Inc. (dba Network Merchants)	First lien senior secured delayed draw term loan	4,073	4,073
NMI Acquisitionco, Inc. (dba Network Merchants)	First lien senior secured revolving loan	1,652	1,652
Norvax, LLC (dba GoHealth)	First lien senior secured revolving loan	2,761	2,761
Notorious Topco, LLC (dba Beauty Industry Group)	First lien senior secured delayed draw term loan	15,962	15,962
Notorious Topco, LLC (dba Beauty Industry Group)	First lien senior secured revolving loan	5,427	7,981
OB Hospitalist Group, Inc.	First lien senior secured revolving loan	13,533	13,533
Ole Smoky Distillery, LLC	First lien senior secured revolving loan	116	—
Patriot Acquisition TopCo S.A.R.L (dba Corza Health, Inc.)	First lien senior secured revolving loan	13,538	13,538
Peter C. Foy & Associates Insurance Services, LLC (dba PCF Insurance Services)	First lien senior secured delayed draw term loan	—	8,695
Peter C. Foy & Associates Insurance Services, LLC (dba PCF Insurance Services)	First lien senior secured revolving loan	6,161	6,161
Plasma Buyer LLC (dba PathGroup)	First lien senior secured delayed draw term loan	176	—
Plasma Buyer LLC (dba PathGroup)	First lien senior secured revolving loan	76	—
Pluralsight, LLC	First lien senior secured revolving loan	6,235	6,235
Project Power Buyer, LLC (dba PEC-Veriforce)	First lien senior secured revolving loan	3,188	3,188
PS Operating Company LLC (fka QC Supply, LLC)	First lien senior secured revolving loan	1,324	2,650
QAD, Inc.	First lien senior secured revolving loan	3,429	3,429
Quva Pharma, Inc.	First lien senior secured revolving loan	1,920	4,000
Reef Global Acquisition LLC (fka Cheese Acquisition, LLC)	First lien senior secured revolving loan	6,312	5,377
Refresh Parent Holdings, Inc.	First lien senior secured delayed draw term loan	—	797
Refresh Parent Holdings, Inc.	First lien senior secured revolving loan	—	6,897
Relativity ODA LLC	First lien senior secured revolving loan	7,333	7,333
Sara Lee Frozen Bakery, LLC (fka KSLB Holdings, LLC)	First lien senior secured revolving loan	3,120	8,700
Securonix, Inc.	First lien senior secured revolving loan	153	—
SimpliSafe Holding Corporation	First lien senior secured delayed draw term loan	772	—
Smarsh Inc.	First lien senior secured delayed draw term loan	190	—
Smarsh Inc.	First lien senior secured revolving loan	48	—
Sonny's Enterprises LLC	First lien senior secured revolving loan	12,835	15,402
Swipe Acquisition Corporation (dba PLI)	First lien senior secured delayed draw term loan	6,228	10,230
Swipe Acquisition Corporation (dba PLI)	Letter of Credit	7,118	7,118
SWK BUYER, Inc. (dba Stonewall Kitchen)	First lien senior secured delayed draw term loan	175	—
SWK BUYER, Inc. (dba Stonewall Kitchen)	First lien senior secured revolving loan	25	—
Tahoe Finco, LLC	First lien senior secured revolving loan	9,244	9,244
Tamarack Intermediate, L.L.C. (dba Verisk 3E)	First lien senior secured revolving loan	141	—
TC Holdings, LLC (dba TrialCard)	First lien senior secured revolving loan	—	7,685
TEMPO BUYER CORP. (dba Global Claims Services)	First lien senior secured delayed draw term loan	308	308
TEMPO BUYER CORP. (dba Global Claims Services)	First lien senior secured revolving loan	148	154
The Shade Store, LLC	First lien senior secured revolving loan	455	909
THG Acquisition, LLC (dba Hilb)	First lien senior secured revolving loan	8,608	8,608

Portfolio Company	Investment	June 30, 2022	December 31, 2021
Thunder Purchaser, Inc. (dba Vector Solutions)	First lien senior secured delayed draw term loan	10,966	10,965
Thunder Purchaser, Inc. (dba Vector Solutions)	First lien senior secured revolving loan	2,522	3,838
Troon Golf, L.L.C.	First lien senior secured revolving loan	21,622	21,621
Ultimate Baked Goods Midco, LLC	First lien senior secured revolving loan	3,978	4,724
Unified Women's Healthcare, LP	First lien senior secured delayed draw term loan	55	—
Unified Women's Healthcare, LP	First lien senior secured revolving loan	88	—
USRP Holdings, Inc. (dba U.S. Retirement and Benefits Partners)	First lien senior secured revolving loan	4,239	4,168
Valence Surface Technologies LLC	First lien senior secured revolving loan	49	49
Velocity HoldCo III Inc. (dba VelocityEHS)	First lien senior secured revolving loan	1,340	1,340
When I Work, Inc.	First lien senior secured revolving loan	925	925
Wingspire Capital Holdings LLC	LLC Interest	70,265	51,962
WU Holdco, Inc. (dba Weiman Products, LLC)	First lien senior secured delayed draw term loan	—	14,829
WU Holdco, Inc. (dba Weiman Products, LLC)	First lien senior secured revolving loan	8,835	13,444
Total Unfunded Portfolio Company Commitments		$996,579	$963,808

We seek to carefully consider our unfunded portfolio company commitments for the purpose of planning our ongoing financial leverage. Further, we consider any outstanding unfunded portfolio company commitments we are required to fund within the 150% asset coverage limitation. As of June 30, 2022, we believed we had adequate financial resources to satisfy the unfunded portfolio company commitments.
Other Commitments and Contingencies
On November 3, 2020, our Board approved a repurchase program under which we may repurchase up to $100 million of our outstanding common stock. Under the program, purchases may be made at management’s discretion from time to time in open-market transactions, in accordance with all applicable securities laws and regulations. Unless extended by the Board, the repurchase program will terminate 12-months from the date it was approved. On November 2, 2021, the Board approved an extension to the Repurchase Plan and, unless further extended by the Board, will terminate 12-months from that date. As of June 30, 2022, Goldman, Sachs & Co., as agent, has repurchased 944,076 shares of our common stock pursuant to the Repurchase Plan for approximately $12.6 million.
From time to time, we may become a party to certain legal proceedings incidental to the normal course of its business. At June 30, 2022, we were not aware of any material pending or threatened litigation that would require accounting recognition or financial statement disclosure.

Contractual Obligations
A summary of our contractual payment obligations under our credit facilities as of June 30, 2022, is as follows:

	Payments Due by Period
($ in millions)	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
Revolving Credit Facility	$1,655.0	$—	$—	1,655.0	—
SPV Asset Facility II	350.0	—	—	—	350.0
SPV Asset Facility III	250.0	—	250.0	—	—
SPV Asset Facility IV	250.0	—	—	—	250.0
CLO I	390.0	—	—	—	390.0
CLO II	260.0	—	—	—	260.0
CLO III	260.0	—	—	—	260.0
CLO IV	292.5	—	—	—	292.5
CLO V	509.6	—	—	—	509.6
CLO VI	260.0	—	—	—	260.0
2024 Notes	400.0	—	400.0	—	—
2025 Notes	425.0	—	425.0	—	—
July 2025 Notes	500.0	—	—	500.0	—
2026 Notes	500.0	—	—	500.0	—
July 2026 Notes	1,000.0	—	—	1,000.0	—
2027 Notes	500.0	—	—	500.0	—
2028 Notes	850.0	—	—	—	850.0
Total Contractual Obligations	$8,652.1	$—	$1,075.0	$4,155.0	$3,422.1
Related-Party Transactions
We have entered into a number of business relationships with affiliated or related parties, including the following:
•the Investment Advisory Agreement;
•the Administration Agreement; and
•the License Agreement.
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
The Board undertakes a multi-step valuation process, which includes, among other procedures, the following:
•With respect to investments for which market quotations are readily available, those investments will typically be valued at the bid price of those market quotations;
•With respect to investments for which market quotations are not readily available, the valuation process begins with the independent valuation firm(s) providing a preliminary valuation of each investment to the Adviser’s valuation committee;
•Preliminary valuation conclusions are documented and discussed with the Adviser’s valuation committee. Agreed upon valuation recommendations are presented to the Audit Committee;
•The Audit Committee reviews the valuation recommendations and recommends values for each investment to the Board; and
•The Board reviews the recommended valuations and determines the fair value of each investment.
We conduct this valuation process on a quarterly basis.
We apply ASC 820, which establishes a framework for measuring fair value in accordance with U.S. GAAP and required disclosures of fair value measurements. ASC 820 determines fair value to be the price that would be received for an investment in a current sale, which assumes an orderly transaction between market participants on the measurement date. Market participants are defined as buyers and sellers in the principal or most advantageous market (which may be a hypothetical market) that are independent, knowledgeable, and willing and able to transact. In accordance with ASC 820, we consider its principal market to be the market that has the greatest volume and level of activity. ASC 820 specifies a fair value hierarchy that prioritizes and ranks the level of observability of inputs used in determination of fair value. In accordance with ASC 820, these levels are summarized below:
•Level 1 – Valuations based on quoted prices in active markets for identical assets or liabilities that we have the ability to access.
•Level 2 – Valuations based on quoted prices in markets that are not active or for which all significant inputs are observable, either directly or indirectly.
•Level 3 – Valuations based on inputs that are unobservable and significant to the overall fair value measurement.
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
Interest and Dividend Income Recognition
Interest income is recorded on the accrual basis and includes amortization or accretion of discounts or premiums. Certain investments may have contractual payment-in-kind (“PIK”) interest or dividends. PIK interest or dividends represent accrued interest or dividends that are added to the principal amount of the investment on the respective interest or dividend payment dates rather than being paid in cash and generally becomes due at maturity or at the occurrence of a liquidation event. Discounts to par value on securities purchased are amortized into interest income over the contractual life of the respective security using the effective yield method. Premiums to par value on securities purchased are amortized to first call date. The amortized cost of investments represents the original cost adjusted for the amortization or accretion of discounts or premiums, if any. Upon prepayment of a loan or debt security, any prepayment premiums, unamortized upfront loan origination fees and unamortized discounts are recorded as interest income in the current period.
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
Distributions
We have elected to be treated for U.S. federal income tax purposes, and qualify annually thereafter, as a RIC under Subchapter M of the Code. To obtain and maintain our tax treatment as a RIC, we must distribute (or be deemed to distribute) in each taxable year distributions for tax purposes equal to at least 90 percent of the sum of our:
•investment company taxable income (which is generally our ordinary income plus the excess of realized short-term capital gains over realized net long-term capital losses), determined without regard to the deduction for dividends paid, for such taxable year; and
•net tax-exempt interest income (which is the excess of our gross tax-exempt interest income over certain disallowed deductions) for such taxable year.
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
Amounts not distributed on a timely basis in accordance with a calendar year distribution requirement are subject to a nondeductible 4% U.S. federal excise tax payable by us. We may be subject to a nondeductible 4% U.S. federal excise tax if we do not distribute (or are treated as distributing) during each calendar year an amount at least equal to the sum of:
•98% of our net ordinary income excluding certain ordinary gains or losses for that calendar year;
•98.2% of our capital gain net income, adjusted for certain ordinary gains and losses, recognized for the twelve-month period ending on October 31 of that calendar year; and
•100% of any income or gains recognized, but not distributed, in preceding years.
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
Recent Developments
On July 26, 2022, we and Nationwide Life Insurance Company (“Nationwide”) increased our capital commitments in ORCC Senior Loan Fund LLC to an aggregate of $571.5 million. We increased our contribution pro rata from $325.1 million to $500.1 million. Nationwide increased its contribution pro rata from $46.4 million to $71.4 million. Our economic ownership interest remains 87.5%, and Nationwide's economic ownership interest remains 12.5%.
On July 26, 2022, we completed a $350.47 million term debt securitization transaction (the “CLO Transaction”), also known as a collateralized loan obligation transaction, which is a form of secured financing incurred by the Company. The secured notes and preferred shares issued in the CLO Transaction and the secured loan borrowed in the CLO Transaction were issued and incurred, as applicable, by our consolidated subsidiary Owl Rock CLO VII, LLC, a limited liability organized under the laws of the State of Delaware (the “Issuer”) and are backed by a portfolio of collateral obligations consisting of middle market loans and participation interests in middle market loans as well as by other assets of the Issuer.
On August 2, 2022 the Board declared a distribution of $0.31 per share for shareholders of record on September 30, 2022 payable on or before November 15, 2022.

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
As of June 30, 2022, 98.8% of our debt investments based on fair value were floating rates. Additionally, the weighted average LIBOR floor, based on fair value, of our debt investments was 0.8% and the majority of our debt investments have a floor of 1.0%. The Revolving Credit Facility, SPV Asset Facility II, SPV Asset Facility III, and SPV Asset Facility IV bear interest at variable interest rates with no interest rate floor. The 2024 Notes, 2025 Notes, July 2025 Notes, 2026 Notes, July 2026 Notes, 2027 Notes, and 2028 Notes bear interests at fixed rates. The 2024 Notes and 2027 Notes are hedged against interest rate swaps instruments. CLO I, CLO II, CLO III, CLO IV, CLO V, and CLO VI bear interest at both fixed and variable rates.
Based on our Consolidated Statements of Assets and Liabilities as of June 30, 2022, the following table shows the annualized impact on net income of hypothetical base rate changes in interest rates on our debt investments (considering interest rate floors for floating rate instruments) assuming each floating rate investment is subject to 3-month reference rate election and there are no changes in our investment and borrowing structure:

($ in millions)	Interest Income	Interest Expense(1)	Net Income(2)
Up 300 basis points	$347,459	$113,481	$233,978
Up 200 basis points	231,639	75,654	155,986
Up 100 basis points	115,820	37,827	77,993
Up 50 basis points	57,910	18,913	38,996
Down 50 basis points	(57,910)	(18,913)	(38,996)
Down 100 basis points	(115,815)	(37,827)	(77,988)
_____________
(1)Includes the impact of our interest rate swaps as a result of interest rate changes.
(2)Excludes the impact of income based fees. See Note 3 of our consolidated financial statements for more information on the income based fees.
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
Inflation and Supply Chain Risk
Economic activity has continued to accelerate across sectors and regions. Nevertheless, due to global supply chain issues, geopolitical events, a rise in energy prices and strong consumer demand as economies continue to reopen, inflation is showing signs of acceleration in the U.S. and globally. Inflation is likely to continue in the near to medium-term, particularly in the U.S., with the possibility that monetary policy may tighten in response. Persistent inflationary pressures could affect our portfolio companies profit margins.
Item 4. Controls and Procedures
(a)Evaluation of Disclosure Controls and Procedures
In accordance with Rules 13a-15(b) and 15d-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q and determined that our disclosure controls and procedures are effective as of the end of the period covered by the Quarterly Report on Form 10-Q.
(a)Changes in Internal Controls Over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION
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
Item 1A. Risk Factors
In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in Part I, “ITEM 1A. RISK FACTORS” in our Annual Report on Form 10 K for the fiscal year ended December 31, 2021 and in our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2022, which could materially affect our business, financial condition and/or operating results. The risks described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 and in our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2022 are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Other than the shares issued pursuant to our dividend reinvestment plan, we did not sell any unregistered equity securities, except as previously disclosed in certain 8-Ks filed with the SEC.
In May 2022, pursuant to our dividend reinvestment plan, we purchased 830,764 shares of our common stock in the open market, at a weighted average price of $13.36 per share, for distribution to to stockholders of record as of March 31, 2022 that did not opt out of our dividend reinvestment plan in order to satisfy the reinvestment portion of our dividends.
The following provides information regarding purchases of the Company’s common stock by Goldman Sachs & Co., as agent, pursuant to the Repurchase Plan. For the period ended June 30, 2022, repurchases under the Repurchase Plan were as follows:

Period ($ in millions, except share and per share amounts)	Total Number of Shares Repurchased	Average Price Paid per Share	Approximate Dollar Value of Shares that have been Purchased Under the Plans	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan
January 1, 2022 - January 31, 2022	—	$—	$—	$97.4
February 1, 2022 - February 28, 2022	—	$—	$—	$97.4
March 1, 2022 - March 31, 2022	—	$—	$—	$97.4
April 1, 2022 - April 30, 2022	—	$—	$—	$97.4
May 1, 2022 - May 31, 2022	757,926	$13.21	$10.0	$87.4
June 1, 2022 - June 30, 2022	—	$—	$—	$87.4
Total	757,926		$10.0
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
10.1
First Supplemental Indenture, dated as of April 20, 2022, between Owl Rock CLO V, LLC, as Issuer and State Street Bank and Trust Company, as Trustee, to the Indenture and Security Agreement, dated as of November 20, 2020, among Owl Rock CLO V, Ltd., the Issuer, and the Trustee (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K, filed on April 26, 2022).

10.2
Amendment No. 3 to the Loan Financing and Servicing Agreement, dated as of May 3, 2022, by and among ORCC Financing III LLC, as borrower, Owl Rock Capital Corporation, as equityholder and services provider, the lenders from time to time parties thereto, Deutsche Bank AG, New York Branch, as facility agent, State Street Bank and Trust Company, as collateral agent, and Alter Domus (US) LLC, as collateral custodian (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K, filed on May 5, 2022).

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

Owl Rock Capital Corporation

Date: August 3, 2022	By:	/s/ Craig W. Packer
Craig W. Packer
Chief Executive Officer

Owl Rock Capital Corporation

Date: August 3, 2022	By:	/s/ Jonathan Lamm
Jonathan Lamm
Chief Operating Officer and Chief Financial Officer