Form 10-Q
period 2022-09-30
Owl Rock Capital Corp
filed 2022-11-02
CIK 1655888

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal quarter ended September 30, 2022
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
Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ NO ☐
Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files). Yes ☒ NO ☐
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definition of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Small reporting company	☐

Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒
As of November 2, 2022, the registrant had 393,823,013 shares of common stock, $0.01 par value per share, outstanding.

1

2

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
•our future operating results;
•the impact of rising interest and inflation rates and the risk of recession on our business prospects and the prospects of our portfolio companies; our contractual arrangements and relationships with third parties;
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
•the impact that environmental, social and governance matters could have on our brand and reputation and our portfolio companies;
•the effect of legal, tax and regulatory changes including the recently announced Inflation Reduction Act of 2022;
•the impact of geo-political conditions, including revolution, insurgency, terrorism or war, including those arising out of the ongoing conflict between Russia and Ukraine and general uncertainty surrounding the financial and political stability of the United States, the United Kingdom, the European Union and China; and
•other risks, uncertainties and other factors previously identified in the reports and other documents we have filed with the Securities and Exchange Commission (“SEC”).
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

PART I. CONSOLIDATED FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements
Owl Rock Capital Corporation
Consolidated Statements of Assets and Liabilities
(Amounts in thousands, except share and per share amounts)

		September 30, 2022 (Unaudited)	December 31, 2021
Assets
Investments at fair value
Non-controlled, non-affiliated investments (amortized cost of $12,091,418 and $12,073,126, respectively)		$11,922,492	$12,124,860
Non-controlled, affiliated investments (amortized cost of $7,032 and $—, respectively)	0	7,032	—
Controlled, affiliated investments (amortized cost of $833,409, and $575,427, respectively)		906,394	616,780
Total investments at fair value (amortized cost of $12,931,859 and $12,648,553, respectively)		12,835,918	12,741,640
Cash (restricted cash of $94,151 and $21,481, respectively)		450,487	431,442
Foreign cash (cost of $4,874 and $16,096, respectively)		4,703	15,703
Interest receivable		95,148	81,716
Receivable from a controlled affiliate		20,303	3,953
Prepaid expenses and other assets		6,632	23,716
Total Assets		$13,413,191	$13,298,170
Liabilities
Debt (net of unamortized debt issuance costs of $103,285 and $110,239, respectively)		$7,196,154	$7,079,326
Distribution payable		122,085	122,068
Management fee payable		46,886	46,770
Incentive fee payable		31,134	29,242
Payables to affiliates		5,000	5,802
Accrued expenses and other liabilities		164,144	77,085
Total Liabilities		7,565,403	7,360,293
Commitments and contingencies (Note 7)
Net Assets
Common shares $0.01 par value, 500,000,000 shares authorized; 393,823,013 and 393,766,855 shares issued and outstanding, respectively		3,938	3,938
Additional paid-in-capital		5,992,296	5,990,360
Accumulated undistributed (overdistributed) earnings		(148,446)	(56,421)
Total Net Assets		5,847,788	5,937,877
Total Liabilities and Net Assets		$13,413,191	$13,298,170
Net Asset Value Per Share		$14.85	15.08
The accompanying notes are an integral part of these consolidated financial statements.

Owl Rock Capital Corporation
Consolidated Statements of Operations
(Amounts in thousands, except share and per share amounts)
(Unaudited)

	For the For the Three Months Ended September 30,		For the For the Nine Months Ended September 30,
	2022	2021	2022	2021
Investment Income
Investment income from non-controlled, non-affiliated investments:
Interest income	$240,601	$229,605	$655,303	$655,152
Payment-in-kind interest income(1)	30,539	12,361	79,698	31,162
Dividend income	14,867	10,600	36,280	19,924
Other income	5,408	7,942	14,794	15,559
Total investment income from non-controlled, non-affiliated investments	291,415	260,508	786,075	721,797
Investment income from controlled, affiliated investments:
Interest income	2,140	1,392	5,767	4,033
Dividend income	20,303	7,128	59,136	13,469
Other Income	195	163	520	480
Total investment income from controlled, affiliated investments	22,638	8,683	65,423	17,982
Total Investment Income	314,053	269,191	851,498	739,779
Expenses
Interest expense	81,210	56,516	209,935	159,037
Management fees	46,886	45,586	141,172	131,703
Performance based incentive fees	31,134	27,682	83,630	74,727
Professional fees	3,788	3,849	11,022	10,966
Directors’ fees	276	239	832	757
Other general and administrative	2,381	3,140	6,656	7,302
Total Operating Expenses	165,675	137,012	453,247	384,492
Net Investment Income (Loss) Before Taxes	148,378	132,179	398,251	355,287
Income tax expense (benefit)	1,604	1,680	3,998	3,004
Net Investment Income (Loss) After Taxes	$146,774	$130,499	$394,253	$352,283
Net Realized and Change in Unrealized Gain (Loss)
Net change in unrealized gain (loss):
Non-controlled, non-affiliated investments	$75,368	$14,475	$(147,545)	$133,961
Non-controlled, affiliated investments	—	—	—	—
Controlled, affiliated investments	47,026	985	31,632	367
Translation of assets and liabilities in foreign currencies	(3,807)	(796)	(7,510)	(3,716)
Income tax (provision) benefit	—	(4,383)	—	(8,605)
Total Net Change in Unrealized Gain (Loss)	118,587	10,281	(123,423)	122,007
Net realized gain (loss):
Non-controlled, non-affiliated investments	201	2,018	4,853	(24,656)
Foreign currency transactions	(135)	53	(1,218)	1,242
Total Net Realized Gain (Loss)	66	2,071	3,635	(23,414)
Total Net Realized and Change in Unrealized Gain (Loss)	118,653	12,352	(119,788)	98,593
Net Increase (Decrease) in Net Assets Resulting from Operations	$265,427	$142,851	$274,465	$450,876
Earnings Per Share - Basic and Diluted	$0.67	$0.36	$0.70	$1.15
Weighted Average Shares Outstanding - Basic and Diluted	393,823,013	392,715,513	394,103,935	391,893,306
________
(1)For the three and nine months ended September 30, 2021, interest income and payment-in-kind interest income were reported in aggregate as interest income.
The accompanying notes are an integral part of these consolidated financial statements.

Owl Rock Capital Corporation
Consolidated Schedule of Investments
As of September 30, 2022
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(4)(8)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(2)(3)	Fair Value	Percentage of Net Assets
Non-controlled/non-affiliated portfolio company investments
Debt Investments
Advertising and media
Global Music Rights, LLC(10)(12)(28)	First lien senior secured loan	L +	5.50%	8/28/2028	$7,444	$7,314	$7,407	0.1%
Global Music Rights, LLC(10)(23)(24)(28)	First lien senior secured revolving loan	L +	5.50%	8/27/2027	—	(11)	(3)	—%
The NPD Group, L.P.(10)(14)(28)	First lien senior secured loan	S +	6.25% (incl. 2.75% PIK)	12/1/2028	23,546	23,069	23,056	0.4%
The NPD Group, L.P.(10)(23)(24)(28)	First lien senior secured revolving loan	S +	5.75%	12/1/2027	—	(29)	(31)	—%
					30,990	30,343	30,429	0.5%
Aerospace and defense
Aviation Solutions Midco, LLC (dba STS Aviation)(10)(12)(28)	First lien senior secured loan	L +	7.25%	1/3/2025	213,170	211,355	205,709	3.5%
Peraton Corp.(6)(10)(11)(28)	Second lien senior secured loan	L +	7.75%	2/1/2029	46,113	45,522	43,489	0.7%
Valence Surface Technologies LLC(10)(15)(28)	First lien senior secured loan	S +	7.75%	6/30/2025	126,269	125,347	101,016	1.7%
Valence Surface Technologies LLC(10)(15)(23)(28)	First lien senior secured revolving loan	S +	7.75%	6/30/2025	10,263	10,194	8,201	0.1%
					395,815	392,418	358,415	6.0%
Buildings and real estate
Associations, Inc.(10)(15)(28)	First lien senior secured loan	S +	6.50% (incl. 2.50% PIK)	7/2/2027	383,931	380,919	382,833	6.5%
Associations, Inc.(10)(15)(23)(25)(28)	First lien senior secured delayed draw term loan	S +	6.50% (incl. 2.50% PIK)	6/10/2024	2,920	2,455	2,796	—%
Associations, Inc.(10)(23)(24)(28)	First lien senior secured revolving loan	S +	6.50%	7/2/2027	—	(261)	(82)	—%
REALPAGE, INC.(6)(10)(11)(28)	Second lien senior secured loan	L +	6.50%	4/23/2029	34,500	34,054	33,226	0.6%
					421,351	417,167	418,773	7.1%
Business services
Access CIG, LLC(10)(12)(28)	Second lien senior secured loan	L +	7.75%	2/27/2026	58,760	58,407	58,024	1.0%
CIBT Global, Inc.(10)(12)(28)(31)	First lien senior secured loan	L +	5.25% (incl. 4.25% PIK)	6/2/2025	874	616	507	—%
CIBT Global, Inc.(10)(12)(28)(31)	Second lien senior secured loan	L +	7.75% (incl. 7.75% PIK)	12/1/2025	63,678	26,736	10,506	0.2%

Owl Rock Capital Corporation
Consolidated Schedule of Investments
As of September 30, 2022
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(4)(8)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(2)(3)	Fair Value	Percentage of Net Assets
Denali BuyerCo, LLC (dba Summit Companies)(10)(12)(28)	First lien senior secured loan	L +	5.75%	9/15/2028	43,449	42,870	42,905	0.7%
Denali BuyerCo, LLC (dba Summit Companies)(10)(12)(23)(25)(28)	First lien senior secured delayed draw term loan	L +	5.75%	9/15/2023	5,961	5,872	5,876	0.1%
Denali BuyerCo, LLC (dba Summit Companies)(10)(23)(24)(28)	First lien senior secured revolving loan	L +	5.75%	9/15/2027	—	(25)	(37)	—%
Diamondback Acquisition, Inc. (dba Sphera)(10)(11)(28)	First lien senior secured loan	L +	5.50%	9/13/2028	4,119	4,047	4,078	0.1%
Diamondback Acquisition, Inc. (dba Sphera)(10)(23)(24)(25)(28)	First lien senior secured delayed draw term loan	L +	5.50%	9/13/2023	—	(9)	—	—%
Entertainment Benefits Group, LLC(10)(14)(28)	First lien senior secured loan	S +	4.75%	5/1/2028	865	856	862	—%
Entertainment Benefits Group, LLC(10)(23)(24)(28)	First lien senior secured revolving loan	S +	4.75%	4/29/2027	—	(1)	—	—%
Fullsteam Operations, LLC(10)(12)(23)(25)(28)	First lien senior secured delayed draw term loan	L +	8.78% (incl. 5.78% PIK)	5/13/2024	3,175	3,022	3,086	0.1%
Gainsight, Inc.(10)(12)(28)	First lien senior secured loan	L +	6.75% (incl. 6.75% PIK)	7/30/2027	20,705	20,423	20,290	0.3%
Gainsight, Inc.(10)(23)(24)(28)	First lien senior secured revolving loan	L +	6.25%	7/30/2027	—	(47)	(67)	—%
Hercules Borrower, LLC (dba The Vincit Group)(10)(13)(28)	First lien senior secured loan	L +	6.50%	12/15/2026	177,343	175,353	176,897	3.0%
Hercules Borrower, LLC (dba The Vincit Group)(10)(13)(23)(28)	First lien senior secured revolving loan	L +	6.50%	12/15/2026	2,231	2,011	2,179	—%
Hercules Buyer, LLC (dba The Vincit Group)(22)(28)(34)	Unsecured notes		0.48% (incl. 0.48% PIK)	12/14/2029	5,135	5,135	5,135	0.1%
Kaseya Inc.(10)(16)(28)	First lien senior secured loan	S +	5.75%	6/25/2029	18,732	18,367	18,497	0.3%
Kaseya Inc.(10)(23)(24)(25)(28)	First lien senior secured delayed draw term loan	S +	5.75%	6/24/2024	—	(11)	(3)	—%
Kaseya Inc.(10)(23)(24)(28)	First lien senior secured revolving loan	S +	5.75%	6/25/2029	—	(22)	(14)	—%
KPSKY Acquisition, Inc. (dba BluSky)(10)(11)(28)	First lien senior secured loan	L +	5.50%	10/19/2028	4,952	4,864	4,816	0.1%
					409,979	368,464	353,537	6.0%
Chemicals
Aruba Investments Holdings, LLC (dba Angus Chemical Company)(10)(11)(28)	Second lien senior secured loan	L +	7.75%	11/24/2028	10,000	9,877	9,725	0.2%
Douglas Products and Packaging Company LLC(10)(11)(28)	First lien senior secured loan	L +	5.75%	10/19/2023	105,356	105,342	104,566	1.8%

Owl Rock Capital Corporation
Consolidated Schedule of Investments
As of September 30, 2022
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(4)(8)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(2)(3)	Fair Value	Percentage of Net Assets
Douglas Products and Packaging Company LLC(10)(17)(23)(28)	First lien senior secured revolving loan	P +	4.75%	10/19/2023	6,270	6,263	6,159	0.1%
Gaylord Chemical Company, L.L.C.(10)(12)(28)	First lien senior secured loan	L +	6.50%	3/30/2027	151,491	150,293	151,113	2.6%
Gaylord Chemical Company, L.L.C.(10)(23)(24)(28)	First lien senior secured revolving loan	L +	6.50%	3/30/2026	—	(92)	(33)	—%
Velocity HoldCo III Inc. (dba VelocityEHS)(10)(12)(28)	First lien senior secured loan	L +	5.75%	4/22/2027	22,048	21,652	22,048	0.4%
Velocity HoldCo III Inc. (dba VelocityEHS)(10)(23)(24)(28)	First lien senior secured revolving loan	L +	5.75%	4/22/2026	—	(21)	—	—%
					295,165	293,314	293,578	5.1%
Consumer products
ConAir Holdings LLC(10)(12)(28)	Second lien senior secured loan	L +	7.50%	5/17/2029	187,500	186,275	170,625	2.9%
Feradyne Outdoors, LLC(10)(11)(28)	First lien senior secured loan	L +	6.25%	5/25/2023	86,090	85,955	85,659	1.5%
Foundation Consumer Brands, LLC(10)(12)(28)	First lien senior secured loan	L +	5.50%	2/12/2027	3,529	3,529	3,511	0.1%
Lignetics Investment Corp.(10)(12)(28)	First lien senior secured loan	L +	6.00%	11/1/2027	31,137	30,797	30,203	0.5%
Lignetics Investment Corp.(10)(23)(24)(25)(28)	First lien senior secured delayed draw term loan	L +	6.00%	11/1/2023	—	(42)	(118)	—%
Lignetics Investment Corp.(10)(12)(23)(28)	First lien senior secured revolving loan	L +	6.00%	11/2/2026	4,157	4,109	4,016	0.1%
SWK BUYER, Inc. (dba Stonewall Kitchen)(10)(16)(28)	First lien senior secured loan	S +	5.25%	3/12/2029	753	739	734	—%
SWK BUYER, Inc. (dba Stonewall Kitchen)(10)(23)(24)(25)(28)	First lien senior secured delayed draw term loan	S +	5.25%	3/11/2024	—	(2)	(3)	—%
SWK BUYER, Inc. (dba Stonewall Kitchen)(10)(16)(23)(28)	First lien senior secured revolving loan	S +	5.25%	3/12/2029	70	69	51	—%
WU Holdco, Inc. (dba Weiman Products, LLC)(10)(12)(28)	First lien senior secured loan	L +	5.50%	3/26/2026	203,387	200,833	199,828	3.4%
WU Holdco, Inc. (dba Weiman Products, LLC)(10)(13)(23)(28)	First lien senior secured revolving loan	L +	5.50%	3/26/2025	9,987	9,808	9,651	0.2%
					526,610	522,070	504,157	8.7%
Containers and packaging
Ascend Buyer, LLC (dba PPC Flexible Packaging)(10)(12)(28)	First lien senior secured loan	L +	5.75%	10/2/2028	5,512	5,463	5,443	0.1%
Ascend Buyer, LLC (dba PPC Flexible Packaging)(10)(11)(23)(28)	First lien senior secured revolving loan	L +	5.75%	9/30/2027	75	71	68	—%

Owl Rock Capital Corporation
Consolidated Schedule of Investments
As of September 30, 2022
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(4)(8)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(2)(3)	Fair Value	Percentage of Net Assets
Fortis Solutions Group, LLC(10)(12)(28)	First lien senior secured loan	L +	5.50%	10/13/2028	4,202	4,127	4,086	0.1%
Fortis Solutions Group, LLC(10)(12)(23)(25)(28)	First lien senior secured delayed draw term loan	L +	5.50%	10/13/2023	284	277	273	—%
Fortis Solutions Group, LLC(10)(13)(23)(28)	First lien senior secured revolving loan	L +	5.50%	10/15/2027	31	23	18	—%
Indigo Buyer, Inc. (dba Inovar Packaging Group)(10)(15)(28)	First lien senior secured loan	S +	5.75%	5/23/2028	648	642	647	—%
Indigo Buyer, Inc. (dba Inovar Packaging Group)(10)(23)(25)(28)	First lien senior secured delayed draw term loan	S +	5.75%	5/23/2024	—	—	—	—%
Indigo Buyer, Inc. (dba Inovar Packaging Group)(10)(15)(23)(28)	First lien senior secured revolving loan	S +	5.75%	5/23/2028	17	16	16	—%
Pregis Topco LLC(10)(12)(28)	Second lien senior secured loan	L +	7.09%	8/1/2029	160,000	157,655	157,856	2.7%
					170,769	168,274	168,407	2.9%
Distribution
ABB/Con-cise Optical Group LLC(10)(12)(28)	First lien senior secured loan	L +	7.50%	2/23/2028	67,585	66,652	67,416	1.2%
ABB/Con-cise Optical Group LLC(10)(12)(23)(28)	First lien senior secured revolving loan	L +	7.50%	2/23/2028	6,580	6,485	6,562	0.1%
Aramsco, Inc.(10)(11)(28)	First lien senior secured loan	L +	5.25%	8/28/2024	55,466	54,976	55,327	0.9%
Aramsco, Inc.(10)(11)(23)(28)	First lien senior secured revolving loan	L +	5.25%	8/28/2024	279	213	258	—%
Endries Acquisition, Inc.(10)(14)(28)	First lien senior secured loan	S +	6.25%	12/10/2025	238,220	236,072	238,220	4.1%
Individual Foodservice Holdings, LLC(10)(12)(28)	First lien senior secured loan	L +	6.25%	11/21/2025	133,780	132,216	133,110	2.3%
Individual Foodservice Holdings, LLC(10)(23)(24)(28)	First lien senior secured revolving loan	L +	6.25%	11/22/2024	—	(199)	(108)	—%
Offen, Inc.(10)(13)(28)	First lien senior secured loan	L +	5.00%	6/22/2026	18,708	18,602	18,708	0.3%
					520,618	515,017	519,493	8.9%
Education
Learning Care Group (US) No. 2 Inc.(10)(12)(28)	Second lien senior secured loan	L +	7.50%	3/13/2026	26,967	26,710	26,360	0.5%
Pluralsight, LLC(10)(11)(28)	First lien senior secured loan	L +	8.00%	4/6/2027	99,450	98,455	98,952	1.7%
Pluralsight, LLC(10)(23)(24)(28)	First lien senior secured revolving loan	L +	8.00%	4/6/2027	—	(62)	(31)	—%
					126,417	125,103	125,281	2.2%

Owl Rock Capital Corporation
Consolidated Schedule of Investments
As of September 30, 2022
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(4)(8)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(2)(3)	Fair Value	Percentage of Net Assets
Financial services
AxiomSL Group, Inc.(10)(11)(28)	First lien senior secured loan	L +	6.00%	12/3/2027	201,247	199,326	197,725	3.4%
AxiomSL Group, Inc.(10)(23)(24)(25)(28)	First lien senior secured delayed draw term loan	L +	6.00%	7/21/2023	—	(34)	(62)	—%
AxiomSL Group, Inc.(10)(23)(24)(28)	First lien senior secured revolving loan	L +	6.00%	12/3/2025	—	(153)	(319)	—%
Blackhawk Network Holdings, Inc.(10)(12)(28)	Second lien senior secured loan	L +	7.00%	6/15/2026	106,400	105,856	105,868	1.8%
Blend Labs, Inc.(10)(11)(28)	First lien senior secured loan	L +	7.50%	7/1/2026	67,500	66,204	66,319	1.1%
Blend Labs, Inc.(10)(23)(24)(28)	First lien senior secured revolving loan	L +	7.50%	7/1/2026	—	(56)	(131)	—%
Hg Genesis 8 Sumoco Limited(10)(21)(28)(30)	Unsecured facility	SA +	7.50% (incl. 7.50% PIK)	8/28/2025	40,371	47,833	40,371	0.7%
Hg Genesis 9 SumoCo Limited(10)(19)(28)(30)	Unsecured facility	E +	7.00% (incl. 7.00% PIK)	3/10/2027	42,227	47,224	42,227	0.7%
Hg Saturn Luchaco Limited(10)(21)(28)(30)	Unsecured facility	SA +	7.50% (incl. 7.50% PIK)	3/30/2026	119,844	145,982	118,346	2.0%
Muine Gall, LLC(9)(10)(13)(28)(30)	First lien senior secured loan	L +	7.00% (incl. 7.00% PIK)	9/20/2024	248,992	250,199	245,257	4.2%
NMI Acquisitionco, Inc. (dba Network Merchants)(10)(11)(28)	First lien senior secured loan	L +	5.75%	9/8/2025	25,114	24,989	24,737	0.4%
NMI Acquisitionco, Inc. (dba Network Merchants)(10)(11)(23)(25)(28)	First lien senior secured delayed draw term loan	L +	5.75%	10/2/2023	4,940	4,861	4,836	0.1%
NMI Acquisitionco, Inc. (dba Network Merchants)(10)(23)(24)(28)	First lien senior secured revolving loan	L +	5.75%	9/8/2025	—	(14)	(25)	—%
Smarsh Inc.(10)(15)(28)	First lien senior secured loan	S +	6.50%	2/16/2029	762	755	750	—%
Smarsh Inc.(10)(23)(24)(25)(28)	First lien senior secured delayed draw term loan	S +	6.50%	2/19/2024	—	(1)	(2)	—%
Smarsh Inc.(10)(23)(24)(28)	First lien senior secured revolving loan	S +	6.50%	2/16/2029	—	—	(1)	—%
					857,397	892,971	845,896	14.4%
Food and beverage
Balrog Acquisition, Inc. (dba Bakemark)(10)(12)(28)	Second lien senior secured loan	L +	7.00%	9/3/2029	22,000	21,834	21,560	0.4%
BP Veraison Buyer, LLC (dba Sun World)(10)(12)(28)	First lien senior secured loan	L +	5.75%	5/12/2027	68,858	68,171	68,342	1.2%
BP Veraison Buyer, LLC (dba Sun World)(10)(23)(24)(25)(28)	First lien senior secured delayed draw term loan	L +	5.75%	5/12/2023	—	(28)	—	—%

Owl Rock Capital Corporation
Consolidated Schedule of Investments
As of September 30, 2022
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(4)(8)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(2)(3)	Fair Value	Percentage of Net Assets
BP Veraison Buyer, LLC (dba Sun World)(10)(23)(24)(28)	First lien senior secured revolving loan	L +	5.75%	5/12/2027	—	(84)	(65)	—%
H-Food Holdings, LLC(10)(11)(28)	Second lien senior secured loan	L +	7.00%	3/2/2026	121,800	120,215	96,222	1.6%
Hissho Sushi Merger Sub LLC(10)(15)(28)	First lien senior secured loan	S +	6.00%	5/18/2028	903	895	901	—%
Hissho Sushi Merger Sub LLC(10)(15)(23)(28)	First lien senior secured revolving loan	S +	6.00%	5/18/2028	5	4	4	—%
Hometown Food Company(10)(11)(28)	First lien senior secured loan	L +	5.00%	8/31/2023	14,560	14,500	14,487	0.2%
Hometown Food Company(10)(11)(23)(28)	First lien senior secured revolving loan	L +	5.00%	8/31/2023	706	690	685	—%
Innovation Ventures HoldCo, LLC (dba 5 Hour Energy)(10)(14)(28)	First lien senior secured loan	S +	6.25%	3/11/2027	125,000	122,838	121,564	2.1%
Nellson Nutraceutical, LLC(10)(12)(28)	First lien senior secured loan	L +	5.25%	12/26/2023	26,031	25,608	25,445	0.4%
Nutraceutical International Corporation(10)(12)(28)	First lien senior secured loan	L +	7.00%	9/30/2026	188,001	185,994	171,081	2.9%
Nutraceutical International Corporation(10)(12)(28)	First lien senior secured revolving loan	L +	7.00%	9/30/2025	13,578	13,456	12,356	0.2%
Ole Smoky Distillery, LLC(10)(16)(28)	First lien senior secured loan	S +	5.25%	3/31/2028	879	863	857	—%
Ole Smoky Distillery, LLC(10)(23)(24)(28)	First lien senior secured revolving loan	S +	5.25%	3/31/2028	—	(2)	(3)	—%
Recipe Acquisition Corp. (dba Roland Corporation)(10)(15)	Second lien senior secured loan	S +	9.00%	12/22/2023	32,000	31,950	31,440	0.5%
Sara Lee Frozen Bakery, LLC (fka KSLB Holdings, LLC)(10)(11)(28)	First lien senior secured loan	L +	4.50%	7/30/2025	43,522	43,135	40,693	0.7%
Sara Lee Frozen Bakery, LLC (fka KSLB Holdings, LLC)(10)(11)(23)(28)	First lien senior secured revolving loan	L +	4.50%	7/31/2023	8,400	8,367	7,815	0.1%
Shearer's Foods, LLC(10)(11)(28)	Second lien senior secured loan	L +	7.75%	9/22/2028	120,000	119,059	118,200	2.0%
Tall Tree Foods, Inc.(10)(11)	First lien senior secured loan	L +	7.25%	12/31/2022	39,234	39,234	41,392	0.7%
Ultimate Baked Goods Midco, LLC(10)(12)(28)	First lien senior secured loan	L +	6.50%	8/13/2027	81,439	79,721	78,181	1.3%
Ultimate Baked Goods Midco, LLC(10)(12)(23)(28)	First lien senior secured revolving loan	L +	6.50%	8/13/2027	6,962	6,761	6,564	0.1%
					913,878	903,181	857,721	14.4%
Healthcare equipment and services

Owl Rock Capital Corporation
Consolidated Schedule of Investments
As of September 30, 2022
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(4)(8)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(2)(3)	Fair Value	Percentage of Net Assets
Confluent Medical Technologies, Inc.(10)(15)(28)	Second lien senior secured loan	S +	6.50%	2/18/2030	1,000	982	985	—%
CSC MKG Topco LLC. (dba Medical Knowledge Group)(10)(11)(28)	First lien senior secured loan	L +	5.75%	2/1/2029	1,278	1,254	1,246	—%
Medline Borrower, LP(10)(23)(24)(28)	First lien senior secured revolving loan	L +	3.25%	10/21/2026	—	(131)	(719)	—%
Nelipak Holding Company(10)(11)(28)	First lien senior secured loan	L +	4.25%	7/2/2026	2,292	2,265	2,275	—%
Nelipak Holding Company(10)(12)(28)	Second lien USD senior secured loan	L +	8.25%	7/2/2027	67,006	66,321	66,503	1.1%
Nelipak Holding Company(10)(11)(23)(28)	First lien senior secured USD revolving loan	L +	4.25%	7/2/2024	1,072	1,020	1,017	—%
Nelipak Holding Company(10)(18)(23)(28)	First lien senior secured EUR revolving loan	E +	4.50%	7/2/2024	263	58	214	—%
Nelipak Holding Company(10)(20)(28)	Second lien EUR senior secured loan	E +	8.50%	7/2/2027	58,877	66,577	58,141	1.0%
Packaging Coordinators Midco, Inc.(10)(12)(28)	Second lien senior secured loan	L +	7.00%	12/13/2029	196,044	192,738	186,241	3.2%
Patriot Acquisition TopCo S.A.R.L (dba Corza Health, Inc.)(10)(15)(28)(30)	First lien senior secured loan	S +	6.75%	1/31/2028	135,717	133,866	133,681	2.3%
Patriot Acquisition TopCo S.A.R.L (dba Corza Health, Inc.)(10)(23)(24)(28)(30)	First lien senior secured revolving loan	S +	6.75%	1/29/2026	—	(187)	(203)	—%
Rhea Parent, Inc.(10)(15)(28)	First lien senior secured loan	S +	5.75%	2/19/2029	772	758	753	—%
					464,321	465,521	450,134	7.6%
Healthcare providers and services
Diagnostic Service Holdings, Inc. (dba Rayus Radiology)(10)(11)(28)	First lien senior secured loan	L +	5.50%	3/17/2025	998	998	992	—%
National Dentex Labs LLC (fka Barracuda Dental LLC)(10)(12)(28)	First lien senior secured loan	L +	7.00%	10/27/2025	105,500	104,357	102,862	1.8%
National Dentex Labs LLC (fka Barracuda Dental LLC)(10)(12)(28)	First lien senior secured revolving loan	L +	7.00%	10/27/2025	9,366	9,213	9,132	0.2%
Natural Partners, LLC(10)(13)(28)(30)	First lien senior secured loan	L +	6.00%	11/29/2027	927	910	906	—%
Natural Partners, LLC(10)(23)(24)(28)(30)	First lien senior secured revolving loan	L +	6.00%	11/29/2027	—	(1)	(2)	—%
OB Hospitalist Group, Inc.(10)(12)(28)	First lien senior secured loan	L +	5.50%	9/27/2027	95,029	93,398	94,079	1.6%
OB Hospitalist Group, Inc.(10)(12)(23)(28)	First lien senior secured revolving loan	L +	5.50%	9/27/2027	3,030	2,778	2,878	—%

Owl Rock Capital Corporation
Consolidated Schedule of Investments
As of September 30, 2022
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(4)(8)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(2)(3)	Fair Value	Percentage of Net Assets
Ex Vivo Parent Inc. (dba OB Hospitalist)(10)(12)(28)	First lien senior secured loan	L +	9.50%	9/27/2028	57,810	56,773	56,798	1.0%
Pacific BidCo Inc.(10)(15)(28)(30)	First lien senior secured loan	S +	5.75%	8/13/2029	30,924	30,165	30,151	0.5%
Pacific BidCo Inc.(10)(23)(24)(25)(28)(30)	First lien senior secured delayed draw term loan	S +	5.75%	8/11/2025	—	(42)	(43)	—%
Phoenix Newco, Inc. (dba Parexel)(10)(11)(28)	Second lien senior secured loan	L +	6.50%	11/15/2029	190,000	188,258	185,250	3.2%
Plasma Buyer LLC (dba PathGroup)(10)(15)(28)	First lien senior secured loan	S +	5.75%	5/14/2029	681	668	672	—%
Plasma Buyer LLC (dba PathGroup)(10)(23)(24)(25)(28)	First lien senior secured delayed draw term loan	S +	5.75%	5/12/2024	—	(2)	—	—%
Plasma Buyer LLC (dba PathGroup)(10)(23)(24)(28)	First lien senior secured revolving loan	S +	5.75%	5/12/2028	—	(1)	(1)	—%
PPV Intermediate Holdings, LLC(10)(16)(28)	First lien senior secured loan	S +	5.75%	8/31/2029	737	722	722	—%
PPV Intermediate Holdings, LLC(10)(15)(23)(25)(28)	First lien senior secured delayed draw term loan	S +	5.75%	9/2/2024	16	14	14	—%
PPV Intermediate Holdings, LLC(10)(23)(24)(28)	First lien senior secured revolving loan	S +	5.75%	8/31/2029	—	(1)	(1)	—%
Premier Imaging, LLC (dba LucidHealth)(10)(11)(28)	First lien senior secured loan	L +	5.75%	1/2/2025	42,998	42,628	42,353	0.7%
Quva Pharma, Inc.(10)(12)(28)	First lien senior secured loan	L +	5.50%	4/12/2028	39,600	38,616	38,610	0.7%
Quva Pharma, Inc.(10)(13)(23)(28)	First lien senior secured revolving loan	L +	5.50%	4/10/2026	1,760	1,675	1,660	—%
Tivity Health, Inc.(10)(15)(28)	First lien senior secured loan	S +	6.00%	6/28/2029	1,000	976	985	—%
Unified Women's Healthcare, LP(10)(14)(28)	First lien senior secured loan	S +	5.50%	6/18/2029	858	852	858	—%
Unified Women's Healthcare, LP(10)(23)(25)(28)	First lien senior secured delayed draw term loan	S +	5.50%	6/17/2024	—	—	—	—%
Unified Women's Healthcare, LP(10)(23)(24)(28)	First lien senior secured revolving loan	S +	5.50%	6/18/2029	—	(1)	—	—%
Vermont Aus Pty Ltd(10)(15)(28)(30)	First lien senior secured loan	S +	5.65%	3/22/2028	995	972	968	—%
					582,229	573,925	569,843	9.7%
Healthcare technology

Owl Rock Capital Corporation
Consolidated Schedule of Investments
As of September 30, 2022
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(4)(8)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(2)(3)	Fair Value	Percentage of Net Assets
BCPE Osprey Buyer, Inc. (dba PartsSource)(10)(12)(28)	First lien senior secured loan	L +	5.75%	8/23/2028	113,196	111,621	110,649	1.9%
BCPE Osprey Buyer, Inc. (dba PartsSource)(10)(23)(24)(25)(28)	First lien senior secured delayed draw term loan	L +	5.75%	8/23/2023	—	(239)	(315)	—%
BCPE Osprey Buyer, Inc. (dba PartsSource)(10)(23)(24)(28)	First lien senior secured revolving loan	L +	5.75%	8/21/2026	—	(159)	(267)	—%
Bracket Intermediate Holding Corp.(6)(10)(12)(28)	First lien senior secured loan	L +	4.25%	9/5/2025	512	488	485	—%
Bracket Intermediate Holding Corp.(10)(12)(28)	Second lien senior secured loan	L +	8.13%	9/7/2026	26,250	25,943	25,134	0.4%
Engage Debtco Limited(10)(14)(28)(30)	First lien senior secured loan	S +	5.75%	7/13/2029	1,000	976	975	—%
GI Ranger Intermediate, LLC (dba Rectangle Health)(10)(15)(28)	First lien senior secured loan	S +	6.00%	10/30/2028	4,597	4,515	4,481	0.1%
GI Ranger Intermediate, LLC (dba Rectangle Health)(10)(15)(23)(28)	First lien senior secured revolving loan	S +	6.00%	10/29/2027	37	31	28	—%
Imprivata, Inc.(10)(14)(28)	Second lien senior secured loan	S +	6.25%	12/1/2028	882	874	867	—%
Inovalon Holdings, Inc.(10)(12)(28)	First lien senior secured loan	L +	6.25% (incl. 2.75% PIK)	11/24/2028	181,462	177,469	176,018	3.0%
Inovalon Holdings, Inc.(10)(23)(24)(25)(28)	First lien senior secured delayed draw term loan	L +	3.50%	5/24/2024	—	(208)	(332)	—%
Inovalon Holdings, Inc.(10)(12)(28)	Second lien senior secured loan	L +	10.50% (incl. 10.50% PIK)	11/24/2033	92,349	90,715	90,502	1.5%
Intelerad Medical Systems Incorporated (fka 11849573 Canada Inc.)(10)(15)(28)(30)	First lien senior secured loan	S +	6.50%	8/21/2026	118,090	117,029	117,499	2.0%
Intelerad Medical Systems Incorporated (fka 11849573 Canada Inc.)(10)(15)(23)(28)(30)	First lien senior secured revolving loan	S +	6.50%	8/21/2026	2,983	2,950	2,960	0.1%
Interoperability Bidco, Inc. (dba Lyniate)(10)(15)(28)	First lien senior secured loan	S +	7.00%	12/24/2026	66,622	66,236	65,956	1.1%
Interoperability Bidco, Inc. (dba Lyniate)(10)(23)(24)(28)	First lien senior secured revolving loan	S +	7.00%	12/26/2024	—	(15)	(30)	—%
					607,980	598,226	594,610	10.1%
Household products
Aptive Environmental, LLC(22)(28)	First lien senior secured loan		12.00% (incl. 6.00% PIK)	1/23/2026	12,045	9,946	10,268	0.2%
HGH Purchaser, Inc. (dba Horizon Services)(10)(12)(28)	First lien senior secured loan	L +	6.00%	11/3/2025	147,498	146,144	145,285	2.5%

Owl Rock Capital Corporation
Consolidated Schedule of Investments
As of September 30, 2022
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(4)(8)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(2)(3)	Fair Value	Percentage of Net Assets
HGH Purchaser, Inc. (dba Horizon Services)(10)(12)(23)(28)	First lien senior secured delayed draw term loan	L +	6.00%	11/3/2025	29,799	29,579	29,256	0.5%
HGH Purchaser, Inc. (dba Horizon Services)(10)(12)(23)(28)	First lien senior secured revolving loan	L +	6.00%	11/3/2025	10,028	9,895	9,780	0.2%
Mario Purchaser, LLC (dba Len the Plumber)(10)(14)(28)	First lien senior secured loan	S +	5.75%	4/26/2029	13,074	12,825	12,911	0.2%
Mario Purchaser, LLC (dba Len the Plumber)(10)(14)(23)(25)(28)	First lien senior secured delayed draw term loan	S +	5.75%	4/25/2024	2,026	1,941	1,988	—%
Mario Midco Holdings, Inc. (dba Len the Plumber)(10)(23)(24)(28)	First lien senior secured revolving loan	S +	5.75%	4/26/2028	—	(26)	(17)	—%
LTP Holdco, LLC(10)(14)(28)	Unsecured facility	S +	10.75% (incl. 10.75% PIK)	4/26/2032	3,936	3,826	3,867	0.1%
SimpliSafe Holding Corporation(10)(14)(28)	First lien senior secured loan	S +	6.25%	4/30/2027	6,157	6,041	6,080	0.1%
SimpliSafe Holding Corporation(10)(23)(24)(25)(28)	First lien senior secured delayed draw term loan	S +	6.25%	5/2/2024	—	(7)	(2)	—%
Walker Edison Furniture Company LLC(10)(12)(28)(31)	First lien senior secured loan	L +	8.75% (incl. 3.00% PIK)	3/31/2027	85,557	83,191	59,035	1.0%
					310,120	303,355	278,451	4.8%
Human resource support services
Cornerstone OnDemand, Inc.(10)(11)(28)	Second lien senior secured loan	L +	6.50%	10/15/2029	115,833	114,253	110,910	1.9%
IG Investments Holdings, LLC (dba Insight Global)(10)(12)(28)	First lien senior secured loan	L +	6.00%	9/22/2028	50,516	49,621	49,632	0.8%
IG Investments Holdings, LLC (dba Insight Global)(10)(23)(24)(28)	First lien senior secured revolving loan	L +	6.00%	9/22/2027	—	(66)	(70)	—%
					166,349	163,808	160,472	2.7%
Infrastructure and environmental services
FR Arsenal Holdings II Corp. (dba Applied-Cleveland Holdings, Inc.)(10)(11)	First lien senior secured loan	L +	9.50% (incl. 2.00% PIK)	10/8/2022	116,172	116,299	103,393	1.8%
LineStar Integrity Services LLC(10)(13)(28)	First lien senior secured loan	L +	7.25%	2/12/2024	78,652	78,730	73,933	1.3%
Tamarack Intermediate, L.L.C. (dba Verisk 3E)(10)(16)(28)	First lien senior secured loan	S +	5.50%	3/13/2028	857	841	838	—%
Tamarack Intermediate, L.L.C. (dba Verisk 3E)(10)(23)(24)(28)	First lien senior secured revolving loan	S +	5.50%	3/13/2028	—	(3)	(3)	—%
					195,681	195,867	178,161	3.1%
Insurance
Alera Group, Inc.(10)(15)(28)	First lien senior secured loan	S +	6.50%	10/2/2028	34,902	34,212	34,640	0.6%

Owl Rock Capital Corporation
Consolidated Schedule of Investments
As of September 30, 2022
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(4)(8)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(2)(3)	Fair Value	Percentage of Net Assets
AmeriLife Holdings LLC(10)(15)(28)	First lien senior secured loan	S +	5.75%	8/31/2029	727	713	713	—%
AmeriLife Holdings LLC(10)(23)(24)(25)(28)	First lien senior secured delayed draw term loan	S +	5.75%	9/2/2024	—	(2)	(4)	—%
AmeriLife Holdings LLC(10)(23)(24)(28)	First lien senior secured revolving loan	S +	5.75%	8/31/2028	—	(2)	(1)	—%
Ardonagh Midco 3 PLC(10)(13)(28)(30)	First lien senior secured USD term loan	L +	5.75%	7/14/2026	26,784	26,354	26,583	0.5%
Ardonagh Midco 3 PLC(10)(20)(28)(30)	First lien senior secured EUR term loan	E +	7.00%	7/14/2026	8,949	10,045	8,926	0.2%
Ardonagh Midco 3 PLC(10)(21)(28)(30)	First lien senior secured GBP term loan	SA +	7.00%	7/14/2026	96,736	107,073	96,736	1.7%
Ardonagh Midco 3 PLC(10)(23)(24)(25)(28)(30)	First lien senior secured GBP delayed draw term loan	L +	5.75%	8/20/2023	—	—	(68)	—%
Ardonagh Midco 2 PLC(22)(28)(30)	Unsecured notes		11.50%	1/15/2027	11,198	11,131	11,030	0.2%
Brightway Holdings, LLC(10)(11)(28)	First lien senior secured loan	L +	6.50%	12/16/2027	26,708	26,410	26,174	0.4%
Brightway Holdings, LLC(10)(23)(24)	First lien senior secured revolving loan	L +	6.50%	12/16/2027	—	(34)	(63)	—%
Evolution BuyerCo, Inc. (dba SIAA)(10)(12)(28)	First lien senior secured loan	L +	6.25%	4/28/2028	142,074	140,376	139,588	2.4%
Evolution BuyerCo, Inc. (dba SIAA)(10)(23)(24)(28)	First lien senior secured revolving loan	L +	6.25%	4/30/2027	—	(116)	(187)	—%
Integrity Marketing Acquisition, LLC(10)(13)(28)	First lien senior secured loan	L +	5.75%	8/27/2025	217,201	215,258	216,658	3.7%
Integrity Marketing Acquisition, LLC(10)(23)(24)(28)	First lien senior secured revolving loan	L +	5.75%	8/27/2025	—	(108)	(37)	—%
Norvax, LLC (dba GoHealth)(10)(12)(28)	First lien senior secured loan	L +	6.50%	9/15/2025	76,785	74,960	74,866	1.3%
Norvax, LLC (dba GoHealth)(10)(12)(23)(28)	First lien senior secured revolving loan	L +	6.50%	9/13/2024	9,511	9,440	9,205	0.2%
Peter C. Foy & Associates Insurance Services, LLC (dba PCF Insurance Services)(10)(13)(28)	First lien senior secured loan	L +	6.00%	11/1/2028	135,247	134,037	134,909	2.3%
Peter C. Foy & Associates Insurance Services, LLC (dba PCF Insurance Services)(10)(23)(24)(28)	First lien senior secured revolving loan	L +	6.00%	11/1/2027	—	(52)	(15)	—%
PCF Midco II, LLC (dba PCF Insurance Services)(22)(28)	First lien senior secured loan		9.00% (incl. 9.00% PIK)	10/31/2031	128,886	118,231	115,997	2.0%
Tempo Buyer Corp. (dba Global Claims Services)(10)(12)(28)	First lien senior secured loan	L +	5.50%	8/28/2028	1,081	1,062	1,051	—%

Owl Rock Capital Corporation
Consolidated Schedule of Investments
As of September 30, 2022
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(4)(8)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(2)(3)	Fair Value	Percentage of Net Assets
Tempo Buyer Corp. (dba Global Claims Services)(10)(23)(24)(25)(28)	First lien senior secured delayed draw term loan	L +	5.50%	8/28/2023	—	(3)	(5)	—%
Tempo Buyer Corp. (dba Global Claims Services)(10)(17)(23)(28)	First lien senior secured revolving loan	P +	4.50%	8/26/2027	9	7	5	—%
THG Acquisition, LLC (dba Hilb)(10)(11)(28)	First lien senior secured loan	L +	5.75%	12/2/2026	74,936	73,719	73,812	1.3%
THG Acquisition, LLC (dba Hilb)(10)(23)(24)(28)	First lien senior secured revolving loan	L +	5.75%	12/2/2025	—	(122)	(129)	—%
USRP Holdings, Inc. (dba U.S. Retirement and Benefits Partners)(10)(12)(28)	First lien senior secured loan	L +	5.50%	7/23/2027	38,793	38,145	37,824	0.6%
USRP Holdings, Inc. (dba U.S. Retirement and Benefits Partners)(10)(23)(24)(28)	First lien senior secured revolving loan	L +	5.50%	7/23/2027	—	(68)	(106)	—%
KUSRP Intermediate, Inc. (dba U.S. Retirement and Benefits Partners)(10)(13)(28)	First lien senior secured loan	L +	9.50% (incl. 9.50% PIK)	7/24/2028	33,806	33,272	33,299	0.6%
					1,064,333	1,053,938	1,041,401	18.0%
Internet software and services
3ES Innovation Inc. (dba Aucerna)(10)(12)(28)(30)	First lien senior secured loan	L +	6.75%	5/13/2025	60,791	60,361	60,183	1.0%
3ES Innovation Inc. (dba Aucerna)(10)(12)(23)(28)(30)	First lien senior secured revolving loan	L +	6.75%	5/13/2025	1,700	1,679	1,661	—%
Accela, Inc.(10)(11)	First lien senior secured loan	L +	7.50% (incl. 4.25% PIK)	9/30/2024	24,599	24,480	24,291	0.4%
Accela, Inc.(10)(11)(23)	First lien senior secured revolving loan	L +	7.00%	9/30/2024	1,500	1,500	1,463	—%
Anaplan, Inc.(10)(14)(28)	First lien senior secured loan	S +	6.50%	6/21/2029	135,082	133,772	134,744	2.3%
Anaplan, Inc.(10)(23)(24)(28)	First lien senior secured revolving loan	S +	6.50%	6/21/2028	—	(93)	(24)	—%
Apptio, Inc.(10)(12)(28)	First lien senior secured loan	L +	6.00%	1/10/2025	50,916	50,347	50,916	0.9%
Apptio, Inc.(10)(12)(23)(28)	First lien senior secured revolving loan	L +	6.00%	1/10/2025	1,112	1,090	1,112	—%
Armstrong Bidco Limited (dba The Access Group)(10)(21)(28)(30)	First lien senior secured loan	SA +	5.75%	6/28/2029	2,171	2,335	2,139	—%
Armstrong Bidco Limited (dba The Access Group)(10)(21)(23)(25)(28)(30)	First lien senior secured delayed draw term loan	SA +	5.75%	6/30/2025	373	401	368	—%
Bayshore Intermediate #2, L.P. (dba Boomi)(10)(11)(28)	First lien senior secured loan	L +	7.75% (incl. 7.75% PIK)	10/2/2028	90,127	88,461	88,099	1.5%
Bayshore Intermediate #2, L.P. (dba Boomi)(10)(23)(24)(28)	First lien senior secured revolving loan	L +	6.75%	10/1/2027	—	(130)	(156)	—%

Owl Rock Capital Corporation
Consolidated Schedule of Investments
As of September 30, 2022
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(4)(8)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(2)(3)	Fair Value	Percentage of Net Assets
BCPE Nucleon (DE) SPV, LP(10)(13)(28)(30)	First lien senior secured loan	L +	7.00%	9/24/2026	189,778	187,677	188,829	3.2%
BCTO BSI Buyer, Inc. (dba Buildertrend)(10)(15)(28)	First lien senior secured loan	S +	8.00% (incl. 8.00% PIK)	12/23/2026	51,889	51,448	51,889	0.9%
BCTO BSI Buyer, Inc. (dba Buildertrend)(10)(23)(24)(28)	First lien senior secured revolving loan	S +	7.00%	12/23/2026	—	(90)	—	—%
Centrify Corporation(10)(11)(28)	First lien senior secured loan	L +	6.00%	3/2/2028	66,397	65,038	64,737	1.1%
Centrify Corporation(10)(11)(23)(28)	First lien senior secured revolving loan	L +	6.00%	3/2/2027	3,409	3,261	3,238	0.1%
CivicPlus, LLC(10)(11)(28)	First lien senior secured loan	L +	6.75% (incl. 2.50% PIK)	8/24/2027	34,545	34,234	34,460	0.6%
CivicPlus, LLC(10)(23)(24)(28)	First lien senior secured revolving loan	L +	6.25%	8/24/2027	—	(24)	(7)	—%
CP PIK DEBT ISSUER, LLC (dba CivicPlus, LLC)(10)(16)(28)	Unsecured notes	S +	11.75% (incl. 11.75% PIK)	6/9/2034	16,734	16,244	16,399	0.3%
Delta TopCo, Inc. (dba Infoblox, Inc.)(10)(13)(28)	Second lien senior secured loan	L +	7.25%	12/1/2028	15,000	14,939	13,875	0.2%
EET Buyer, Inc. (dba e-Emphasys)(10)(12)(28)	First lien senior secured loan	L +	5.25%	11/8/2027	4,523	4,483	4,466	0.1%
EET Buyer, Inc. (dba e-Emphasys)(10)(23)(24)(28)	First lien senior secured revolving loan	L +	5.25%	11/8/2027	—	(4)	(6)	—%
Forescout Technologies, Inc.(10)(12)(28)	First lien senior secured loan	L +	9.35% (incl. 9.35% PIK)	8/17/2026	101,328	100,331	101,328	1.7%
Forescout Technologies, Inc.(10)(23)(24)(25)(28)	First lien senior secured delayed draw term loan	L +	8.00%	7/1/2024	—	(229)	—	—%
Forescout Technologies, Inc.(10)(23)(24)(28)	First lien senior secured revolving loan	L +	8.50%	8/18/2025	—	(54)	—	—%
Genesis Acquisition Co. (dba Procare Software)(10)(13)(28)	First lien senior secured loan	L +	3.75%	7/31/2024	17,988	17,868	17,494	0.3%
Genesis Acquisition Co. (dba Procare Software)(10)(13)(28)	First lien senior secured revolving loan	L +	3.75%	7/31/2024	2,637	2,621	2,564	—%
GovBrands Intermediate, Inc.(10)(12)(28)	First lien senior secured loan	L +	5.50%	8/4/2027	10,578	10,356	10,181	0.2%
GovBrands Intermediate, Inc.(10)(12)(23)(25)(28)	First lien senior secured delayed draw term loan	L +	5.50%	8/4/2023	2,380	2,319	2,263	—%
GovBrands Intermediate, Inc.(10)(12)(23)(28)	First lien senior secured revolving loan	L +	5.50%	8/4/2027	220	204	191	—%
Granicus, Inc.(10)(13)(28)	First lien senior secured loan	L +	6.50%	1/29/2027	13,394	13,146	13,059	0.2%

Owl Rock Capital Corporation
Consolidated Schedule of Investments
As of September 30, 2022
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(4)(8)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(2)(3)	Fair Value	Percentage of Net Assets
Granicus, Inc.(10)(12)(23)(25)(28)	First lien senior secured delayed draw term loan	L +	6.50%	1/30/2023	1,524	1,492	1,470	—%
Granicus, Inc.(10)(23)(24)(28)	First lien senior secured revolving loan	L +	6.50%	1/29/2027	—	(21)	(30)	—%
H&F Opportunities LUX III S.À R.L (dba Checkmarx)(10)(11)(28)(30)	First lien senior secured loan	L +	7.50%	4/16/2026	51,567	50,562	51,567	0.9%
H&F Opportunities LUX III S.À R.L (dba Checkmarx)(10)(23)(24)(28)(30)	First lien senior secured revolving loan	L +	7.50%	4/16/2026	—	(287)	—	—%
Hyland Software, Inc.(10)(11)(28)	Second lien senior secured loan	L +	6.25%	7/7/2025	15,482	15,471	15,172	0.3%
Litera Bidco LLC(10)(11)(28)	First lien senior secured loan	L +	5.89%	5/29/2026	149,056	147,675	148,733	2.5%
Litera Bidco LLC(10)(23)(24)(28)	First lien senior secured revolving loan	L +	5.75%	5/29/2026	—	(34)	(29)	—%
MessageBird BidCo B.V.(10)(13)(28)(30)	First lien senior secured loan	L +	6.75%	5/5/2027	77,000	75,624	75,268	1.3%
MINDBODY, Inc.(10)(12)(28)	First lien senior secured loan	L +	8.50% (incl. 1.50% PIK)	2/14/2025	67,902	67,569	67,902	1.2%
MINDBODY, Inc.(10)(23)(24)(28)	First lien senior secured revolving loan	L +	8.00%	2/14/2025	—	(24)	—	—%
Ministry Brands Holdings, LLC(10)(12)(28)	First lien senior secured loan	L +	5.50%	12/29/2028	703	690	683	—%
Ministry Brands Holdings, LLC(10)(23)(24)(25)(28)	First lien senior secured delayed draw term loan	L +	5.50%	12/27/2023	—	(2)	(4)	—%
Ministry Brands Holdings, LLC(10)(23)(24)(28)	First lien senior secured revolving loan	L +	5.50%	12/27/2027	—	(1)	(2)	—%
Proofpoint, Inc.(6)(10)(12)(28)	Second lien senior secured loan	L +	6.25%	8/31/2029	19,600	19,512	18,792	0.3%
QAD, Inc.(10)(11)(28)	First lien senior secured loan	L +	6.00%	11/5/2027	26,439	25,976	25,778	0.4%
QAD, Inc.(10)(23)(24)(28)	First lien senior secured revolving loan	L +	6.00%	11/5/2027	—	(58)	(86)	—%
SailPoint Technologies Holdings, Inc.(10)(14)(28)	First lien senior secured loan	S +	6.25%	8/15/2029	45,640	44,688	44,677	0.8%
SailPoint Technologies Holdings, Inc.(10)(23)(24)(28)	First lien senior secured revolving loan	S +	6.25%	8/15/2028	—	(85)	(92)	—%
Securonix, Inc.(10)(15)(28)	First lien senior secured loan	S +	6.50%	4/5/2028	847	840	845	—%
Securonix, Inc.(10)(23)(24)(28)	First lien senior secured revolving loan	S +	6.50%	4/5/2028	—	(1)	—	—%

Owl Rock Capital Corporation
Consolidated Schedule of Investments
As of September 30, 2022
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(4)(8)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(2)(3)	Fair Value	Percentage of Net Assets
Tahoe Finco, LLC(10)(11)(28)(30)	First lien senior secured loan	L +	6.00%	9/29/2028	123,256	122,164	121,099	2.1%
Tahoe Finco, LLC(10)(23)(24)(28)(30)	First lien senior secured revolving loan	L +	6.00%	10/1/2027	—	(77)	(162)	—%
Thunder Purchaser, Inc. (dba Vector Solutions)(10)(12)(28)	First lien senior secured loan	L +	5.75%	6/30/2028	64,313	63,766	63,027	1.1%
Thunder Purchaser, Inc. (dba Vector Solutions)(10)(12)(23)(25)(28)	First lien senior secured delayed draw term loan	L +	5.75%	8/17/2023	3,938	3,899	3,789	0.1%
Thunder Purchaser, Inc. (dba Vector Solutions)(10)(12)(23)(28)	First lien senior secured revolving loan	L +	5.75%	6/30/2027	1,316	1,286	1,239	—%
When I Work, Inc.(10)(12)(28)	First lien senior secured loan	L +	7.00% (incl. 7.00% PIK)	11/2/2027	5,134	5,091	5,031	0.1%
When I Work, Inc.(10)(23)(24)(28)	First lien senior secured revolving loan	L +	6.00%	11/2/2027	—	(8)	(18)	—%
					1,552,888	1,533,678	1,534,405	26.1%
Leisure and entertainment
Troon Golf, L.L.C.(10)(13)(28)	First lien senior secured loan	L +	5.75%	8/5/2027	280,946	279,768	280,946	4.8%
Troon Golf, L.L.C.(10)(23)(24)(28)	First lien senior secured revolving loan	L +	6.00%	8/5/2026	—	(83)	—	—%
					280,946	279,685	280,946	4.8%
Manufacturing
BCPE Watson (DE) ORML, LP(9)(10)(16)(28)(30)	First lien senior secured loan	S +	6.50%	7/1/2028	15,000	14,855	14,850	0.3%
Gloves Buyer, Inc. (dba Protective Industrial Products)(10)(11)(28)	Second lien senior secured loan	L +	8.25%	12/29/2028	29,250	28,636	28,811	0.5%
Ideal Tridon Holdings, Inc.(10)(12)(28)	First lien senior secured loan	L +	5.25%	7/31/2024	52,699	52,410	52,699	0.9%
Ideal Tridon Holdings, Inc.(10)(23)(28)	First lien senior secured revolving loan	L +	5.25%	7/31/2023	—	—	—	—%
MHE Intermediate Holdings, LLC (dba OnPoint Group)(10)(16)(28)	First lien senior secured loan	S +	6.00%	7/21/2027	182,235	180,707	179,957	3.1%
MHE Intermediate Holdings, LLC (dba OnPoint Group)(10)(23)(24)(28)	First lien senior secured revolving loan	S +	6.00%	7/21/2027	—	(124)	(194)	—%
PHM Netherlands Midco B.V. (dba Loparex)(10)(11)(28)	First lien senior secured loan	L +	4.50%	7/31/2026	780	739	753	—%
PHM Netherlands Midco B.V. (dba Loparex)(10)(12)(28)	Second lien senior secured loan	L +	8.75%	7/30/2027	112,000	106,548	109,200	1.9%
Safety Products/JHC Acquisition Corp. (dba Justrite Safety Group)(10)(11)(28)	First lien senior secured loan	L +	4.50%	6/29/2026	13,817	13,737	13,436	0.2%
Sonny's Enterprises LLC(10)(12)(28)	First lien senior secured loan	L +	6.75%	8/5/2026	230,495	227,397	230,495	3.9%

Owl Rock Capital Corporation
Consolidated Schedule of Investments
As of September 30, 2022
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(4)(8)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(2)(3)	Fair Value	Percentage of Net Assets
Sonny's Enterprises LLC(10)(23)(24)(28)	First lien senior secured revolving loan	L +	6.75%	8/5/2025	—	(204)	—	—%
					636,276	624,701	630,007	10.8%
Oil and gas
Project Power Buyer, LLC (dba PEC-Veriforce)(10)(12)(28)	First lien senior secured loan	L +	6.00%	5/14/2026	44,746	44,385	44,746	0.8%
Project Power Buyer, LLC (dba PEC-Veriforce)(10)(23)(24)(28)	First lien senior secured revolving loan	L +	6.00%	5/14/2025	—	(17)	—	—%
Zenith Energy U.S. Logistics Holdings, LLC(10)(12)(28)	First lien senior secured loan	L +	5.50%	12/20/2024	64,476	63,905	64,476	1.1%
					109,222	108,273	109,222	1.9%
Professional services
AmSpec Group, Inc. (fka AmSpec Services Inc.)(10)(12)(28)	First lien senior secured loan	L +	5.75%	7/2/2024	109,411	108,722	108,589	1.9%
AmSpec Group, Inc. (fka AmSpec Services Inc.)(10)(12)(23)(28)	First lien senior secured revolving loan	L +	3.75%	7/2/2024	2,712	2,638	2,603	—%
Apex Group Treasury, LLC(10)(12)(28)(30)	Second lien senior secured loan	L +	6.75%	7/27/2029	44,147	43,484	42,381	0.7%
Apex Service Partners, LLC(10)(15)(23)(25)(28)	First lien senior secured delayed draw term loan	S +	5.50%	10/23/2023	832	820	826	—%
Apex Service Partners, LLC(10)(23)(24)(28)	First lien senior secured revolving loan	S +	5.50%	7/31/2025	—	(1)	—	—%
Apex Service Partners Intermediate 2, LLC(22)(28)	First lien senior secured loan		12.50% (incl. 12.50% PIK)	7/22/2027	47,500	46,346	46,313	0.8%
Gerson Lehrman Group, Inc.(10)(13)(28)	First lien senior secured loan	L +	5.25%	12/12/2024	121,939	121,446	121,939	2.1%
Gerson Lehrman Group, Inc.(10)(23)(24)(28)	First lien senior secured revolving loan	L +	5.25%	12/12/2024	—	(79)	—	—%
Guidehouse Inc.(10)(11)(28)	First lien senior secured loan	L +	5.50%	10/16/2028	4,614	4,573	4,568	0.1%
Relativity ODA LLC(10)(11)(28)	First lien senior secured loan	L +	7.50% (incl. 7.50% PIK)	5/12/2027	81,625	80,732	81,216	1.4%
Relativity ODA LLC(10)(23)(24)(28)	First lien senior secured revolving loan	L +	6.50%	5/12/2027	—	(85)	(37)	—%
Spotless Brands, LLC(10)(15)(28)	First lien senior secured loan	S +	6.50%	7/25/2028	40,868	40,070	40,051	0.7%
Spotless Brands, LLC(10)(14)(23)(25)(28)	First lien senior secured delayed draw term loan	S +	6.50%	7/25/2023	2,088	1,992	1,989	—%
Spotless Brands, LLC(10)(14)(23)(28)	First lien senior secured revolving loan	S +	6.50%	7/25/2028	945	919	919	—%
					456,681	451,577	451,357	7.7%

Owl Rock Capital Corporation
Consolidated Schedule of Investments
As of September 30, 2022
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(4)(8)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(2)(3)	Fair Value	Percentage of Net Assets
Specialty retail
Galls, LLC(10)(12)(28)	First lien senior secured loan	L +	6.75% (incl. 0.50% PIK)	1/31/2025	112,701	112,006	109,320	1.9%
Galls, LLC(10)(12)(23)(28)	First lien senior secured revolving loan	L +	6.75%	1/31/2024	18,238	18,010	17,265	0.3%
Ideal Image Development, LLC(10)(14)(28)	First lien senior secured loan	S +	6.50%	9/1/2027	11,707	11,476	11,473	0.2%
Ideal Image Development, LLC(10)(23)(24)(25)(28)	First lien senior secured delayed draw term loan	S +	6.50%	3/1/2024	—	(7)	(7)	—%
Ideal Image Development, LLC(10)(23)(24)(28)	First lien senior secured revolving loan	S +	6.50%	9/1/2027	—	(36)	(37)	—%
Milan Laser Holdings LLC(10)(11)(28)	First lien senior secured loan	L +	5.00%	4/27/2027	24,116	23,925	23,996	0.4%
Milan Laser Holdings LLC(10)(23)(24)(28)	First lien senior secured revolving loan	L +	5.00%	4/27/2026	—	(15)	(10)	—%
Notorious Topco, LLC (dba Beauty Industry Group)(10)(14)(28)	First lien senior secured loan	S +	6.75%	11/23/2027	109,632	108,179	109,083	1.9%
Notorious Topco, LLC (dba Beauty Industry Group)(10)(14)(23)(25)(28)	First lien senior secured delayed draw term loan	S +	6.75%	11/23/2023	9,554	9,349	9,506	0.2%
Notorious Topco, LLC (dba Beauty Industry Group)(10)(23)(24)(28)	First lien senior secured revolving loan	S +	6.75%	5/24/2027	—	(121)	(48)	—%
The Shade Store, LLC(10)(11)(28)	First lien senior secured loan	L +	6.00%	10/13/2027	9,023	8,925	8,797	0.2%
The Shade Store, LLC(10)(23)(24)(28)	First lien senior secured revolving loan	L +	6.00%	10/13/2026	—	(9)	(23)	—%
					294,971	291,682	289,315	5.1%
Transportation
Lazer Spot Holdings, Inc. (f/k/a Lazer Spot GB Holdings, Inc.)(10)(13)(28)	First lien senior secured loan	L +	5.75%	12/9/2025	142,964	141,526	142,964	2.4%
Lazer Spot Holdings, Inc. (f/k/a Lazer Spot GB Holdings, Inc.)(10)(23)(24)(28)	First lien senior secured revolving loan	L +	5.75%	12/9/2025	—	(246)	—	—%
Lytx, Inc.(10)(14)(28)	First lien senior secured loan	S +	6.75%	2/27/2026	71,187	70,443	70,119	1.2%
Motus Group, LLC(10)(11)(28)	Second lien senior secured loan	L +	6.50%	12/10/2029	10,810	10,710	10,566	0.2%
					224,961	222,433	223,649	3.8%
Total non-controlled/non-affiliated portfolio company debt investments					$11,615,947	$11,494,991	$11,267,660	192.4%

Equity Investments
Aerospace and defense

Owl Rock Capital Corporation
Consolidated Schedule of Investments
As of September 30, 2022
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(4)(8)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(2)(3)	Fair Value	Percentage of Net Assets
Space Exploration Technologies Corp.(28)(29)(32)	Class A Common Stock	N/A	N/A	46,605	2,557	3,262	0.1%
Space Exploration Technologies Corp.(28)(29)(32)	Class C Common Stock	N/A	N/A	9,360	446	655	—%
					3,003	3,917	0.1%
Automotive
CD&R Value Building Partners I, L.P. (dba Belron)(28)(29)(30)(32)	LP Interest	N/A	N/A	33,108	33,108	32,614	0.6%
Metis HoldCo, Inc. (dba Mavis Tire Express Services)(22)(28)(29)	Series A Convertible Preferred Stock	7.00% (incl. 7.00% PIK)	N/A	165,042	160,670	155,552	2.7%
					193,778	188,166	3.3%
Buildings and real estate
Associations Finance, Inc.(22)(28)(29)	Preferred Stock	12.00% (incl. 12.00% PIK)	N/A	54,800,000	53,658	54,020	0.9%
Dodge Contruction Network Holdings, LP(28)(29)(32)	Class A-2 Common Units	N/A	N/A	2,181,629	1,859	1,855	—%
Dodge Contruction Network Holdings, LP(22)(28)(29)	Series A Preferred Units	8.25% (incl. 8.25% PIK)	N/A	—	45	45	—%
					55,562	55,920	0.9%
Business services
Denali Holding, LP (dba Summit Companies)(28)(29)(32)	Class A Units	N/A	N/A	313,580	3,431	4,168	0.1%
Hercules Buyer, LLC (dba The Vincit Group)(28)(29)(32)(34)	Common Units	N/A	N/A	2,190,000	2,192	2,192	—%
Knockout Intermediate Holdings I Inc. (dba Kaseya)(22)(28)(29)	Perpetual Preferred Stock	11.75% (incl. 11.75% PIK)	N/A	14,000	13,659	13,790	0.2%
					19,282	20,150	0.3%
Consumer Products
ASP Conair Holdings LP(28)(29)(32)	Class A Units	N/A	N/A	60,714	6,071	5,480	0.1%
					6,071	5,480	0.1%
Financial services
Amergin Asset Management, LLC(28)(29)(30)(32)	Class A Units	N/A	N/A	50,000,000	—	—	—%
Blend Labs, Inc.(5)(28)(32)	Common stock	N/A	N/A	72,317	1,000	160	—%
Blend Labs, Inc.(28)(29)(32)	Warrants	N/A	N/A	179,529	975	22	—%
					1,975	182	—%
Food and beverage
H-Food Holdings, LLC(28)(29)(32)	LLC Interest	N/A	N/A	10,875	10,875	11,318	0.2%
Hissho Sushi Holdings, LLC(28)(29)(32)	Class A units	N/A	N/A	7,502	75	75	—%
					10,950	11,393	0.2%
Healthcare equipment and services
KPCI Holdings, L.P.(28)(29)(32)	Class A Units	N/A	N/A	30,425	32,285	32,111	0.5%

Owl Rock Capital Corporation
Consolidated Schedule of Investments
As of September 30, 2022
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(4)(8)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(2)(3)	Fair Value	Percentage of Net Assets
Maia Aggregator, LP(28)(29)(32)	Class A-2 Units	N/A	N/A	168,539	169	169	—%
Patriot Holdings SCSp (dba Corza Health, Inc.)(28)(29)(30)(32)	Class B Units	N/A	N/A	97,833	18	1,109	—%
Patriot Holdings SCSp (dba Corza Health, Inc.)(22)(28)(29)(30)	Class A Units	8.00% (incl. 8.00% PIK)	N/A	7,104	8,101	7,942	0.1%
Rhea Acquisition Holdings, LP(28)(29)(32)	Series A-2 Units	N/A	N/A	119,048	119	119	—%
					40,692	41,450	0.6%
Healthcare providers and services
KOBHG Holdings, L.P. (dba OB Hospitalist)(28)(29)(32)	Class A Interests	N/A	N/A	6,670	6,670	6,445	0.1%
					6,670	6,445	0.1%
Healthcare technology
BEHP Co-Investor II, L.P.(28)(29)(30)(32)	LP Interest	N/A	N/A	1,269,969	1,266	1,270	—%
WP Irving Co-Invest, L.P.(28)(29)(30)(32)	Partnership Units	N/A	N/A	1,250,000	1,250	1,250	—%
Minerva Holdco, Inc.(22)(28)(29)	Series A Preferred Stock	10.75% (incl. 10.75% PIK)	N/A	7,480	7,348	6,676	0.1%
					9,864	9,196	0.1%
Household products
Evology, LLC(28)(29)(32)	Class B Units	N/A	N/A	451	2,160	2,160	—%
					2,160	2,160	—%
Human resource support services
Sunshine Software Holdings, Inc. (dba Cornerstone OnDemand)(22)(28)(29)	Series A Preferred Stock	10.50% (incl. 10.50% PIK)	N/A	41,413	40,528	37,376	0.6%
					40,528	37,376	0.6%
Insurance
Accelerate topco Holdings, LLC(28)(29)(32)	Common Units	N/A	N/A	493	14	14	—%
Evolution Parent, LP (dba SIAA)(28)(29)(32)	LP Interest	N/A	N/A	42,838	4,284	4,284	0.1%
GrowthCurve Capital Sunrise Co-Invest LP (dba Brightway)(28)(29)(32)	LP Interest	N/A	N/A	638	638	632	—%
GoHealth, Inc. (5)(28)(32)	Common Stock	N/A	N/A	1,021,885	5,232	363	—%
PCF Holdco, LLC (dba PCF Insurance Services)(28)(29)(32)	Class A Units	N/A	N/A	14,772,724	37,464	65,898	1.1%
					47,632	71,191	1.2%
Internet and software services
BCTO WIW Holdings, Inc. (dba When I Work)(28)(29)(32)	Class A Common Stock	N/A	N/A	13,000	1,300	1,171	—%
Brooklyn Lender Co-Invest 2, L.P. (dba Boomi)(28)(29)(32)	Common Units	N/A	N/A	7,503,843	7,504	7,379	0.1%
Elliott Alto Co-Investor Aggregator L.P.(28)(29)(30)(32)	LP Interest	N/A	N/A	3,134	3,144	3,134	0.1%

Owl Rock Capital Corporation
Consolidated Schedule of Investments
As of September 30, 2022
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(4)(8)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(2)(3)	Fair Value	Percentage of Net Assets
Insight CP (Blocker) Holdings, L.P. (dba CivicPlus, LLC)(28)(29)(30)(32)	LP Interest		N/A	N/A	1,230	1,230	1,230	—%
MessageBird Holding B.V.(28)(29)(30)(32)	Extended Series C Warrants		N/A	N/A	122,890	753	125	—%
Picard Holdco, LLC(10)(15)(28)(29)	Series A Preferred Stock	S +	12.00% (incl. 12.00% PIK)	N/A	24,716	23,975	23,975	0.4%
Project Alpine Co-Invest Fund, LP(28)(29)(30)(32)	LP Interest		N/A	N/A	10,006	10,006	10,000	0.2%
Project Hotel California Co-Invest Fund, L.P. (28)(29)(30)(32)	LP Interest		N/A	N/A	2,687	2,687	2,685	—%
Thunder Topco L.P. (dba Vector Solutions)(28)(29)(32)	Common Units		N/A	N/A	3,829,614	3,830	3,673	0.1%
VEPF Torreys Aggregator, LLC (dba MINDBODY, Inc.)(22)(28)(29)	Series A Preferred Stock		6.00% (incl. 6.00% PIK)	N/A	21,250	22,218	20,772	0.4%
WMC Bidco, Inc. (dba West Monroe)(22)(28)(29)	Senior Preferred Stock		11.25% (incl. 11.25% PIK)	N/A	18,444	18,044	17,245	0.3%
						94,691	91,389	1.6%
Manufacturing
Gloves Holdings, LP (dba Protective Industrial Products)(28)(29)(32)	LP Interest		N/A	N/A	32,500	3,250	3,478	0.1%
Windows Entities(28)(29)(33)	LLC Units		N/A	N/A	31,849	60,319	106,939	1.8%
						63,569	110,417	1.9%
Total non-controlled/non-affiliated portfolio company equity investments						$596,427	$654,832	11.0%
Total non-controlled/non-affiliated portfolio company investments						$12,091,418	$11,922,492	203.4%

Non-controlled/affiliated portfolio company investments
Equity Investments
Insurance
Chapford SMA Partnership, L.P.(9)(23)(26)(28)(29)(30)(32)	LP Interest		N/A	N/A	7,350	7,032	7,032	0.1%
					7,350	7,032	7,032	0.1%
Total non-controlled/affiliated portfolio company equity investments					7,350	$7,032	$7,032	0.1%
Total non-controlled/affiliated portfolio company investments					7,350	$7,032	$7,032	0.1%

Controlled/affiliated portfolio company investments
Debt Investments
Advertising and media
Swipe Acquisition Corporation (dba PLI)(10)(14)(27)(28)	First lien senior secured loan	S +	8.00%	6/28/2024	49,702	49,180	49,454	0.8%

Owl Rock Capital Corporation
Consolidated Schedule of Investments
As of September 30, 2022
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(4)(8)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(2)(3)	Fair Value	Percentage of Net Assets
Swipe Acquisition Corporation (dba PLI)(10)(15)(23)(25)(27)(28)	First lien senior secured delayed draw term loan	S +	8.00%	12/31/2022	14,800	14,800	14,695	0.3%
Swipe Acquisition Corporation (dba PLI)(10)(23)(27)(28)	Letter of Credit	S +	8.00%	6/28/2024	—	2	—	—%
					64,502	63,982	64,149	1.1%
Distribution
PS Operating Company LLC (fka QC Supply, LLC)(10)(12)(27)	First lien senior secured loan	L +	6.00%	12/31/2024	13,241	12,976	12,778	0.2%
PS Operating Company LLC (fka QC Supply, LLC)(10)(12)(23)(27)	First lien senior secured revolving loan	L +	6.00%	12/31/2024	3,641	3,531	3,468	0.1%
					16,882	16,507	16,246	0.3%
Total controlled/affiliated portfolio company debt investments					$81,384	$80,489	$80,395	1.4%

Equity Investments
Advertising and media
New PLI Holdings, LLC (dba PLI)(27)(28)(29)	Class A Common Units		N/A	N/A	86,745	48,008	94,713	1.6%
						48,008	94,713	1.6%
Distribution
PS Op Holdings LLC (fka QC Supply, LLC)(27)(29)(32)	Class A Common Units		N/A	N/A	248,271	4,300	3,950	0.1%
						4,300	3,950	0.1%
Financial services
AAM Series 1.1 Rail and Domestic Intermodal Feeder, LLC(23)(27)(28)(29)(30)(32)	LLC Interest		N/A	N/A	5	5	—	—%
AAM Series 2.1 Aviation Feeder, LLC(23)(27)(28)(29)(30)(32)	LLC Interest		N/A	N/A	1,368	1,373	1,368	—%
Wingspire Capital Holdings LLC(9)(23)(27)(29)	LLC Interest		N/A	N/A	354,145	354,145	412,058	7.0%
						355,523	413,426	7.0%
Investment funds and vehicles
ORCC Senior Loan Fund LLC (fka Sebago Lake LLC)(7)(9)(27)(29)(30)	LLC Interest		N/A	N/A	345,089	345,089	313,910	5.4%
						345,089	313,910	5.4%
Total controlled/affiliated portfolio company equity investments						$752,920	$825,999	14.1%
Total controlled/affiliated portfolio company investments						$833,409	$906,394	15.5%
Total Investments						$12,931,859	$12,835,918	219.0%

Owl Rock Capital Corporation
Consolidated Schedule of Investments
As of September 30, 2022
(Amounts in thousands, except share amounts)
(Unaudited)

	Interest Rate Swaps as of September 30, 2022
	Company Receives	Company Pays	Maturity Date	Notional Amount	Hedged Instrument	Footnote Reference
Interest rate swap	5.25%	L + 2.937%	4/10/2024	400,000	2024 Notes	Note 6
Interest rate swap	2.63%	L + 1.655%	1/15/2027	500,000	2027 Notes	Note 6
Total				900,000
_______________
(1)Certain portfolio company investments are subject to contractual restrictions on sales. Refer to footnote 30 for additional information on our restricted securities.
(2)The amortized cost represents the original cost adjusted for the amortization or accretion of premium or discount , as applicable, on debt investments using the effective interest method.
(3)As of September 30, 2022, the net estimated unrealized loss for U.S. federal income tax purposes was $189.9 million based on a tax cost basis $13.0 billion. As of September 30, 2022, the estimated aggregate gross unrealized loss for U.S. federal income tax purposes was $413.0 million and the estimated aggregate gross unrealized gain for U.S. federal income tax purposes was $223.1 million.
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
(10)Loan contains a variable rate structure and may be subject to an interest rate floor. Variable rate loans bear interest at a rate that may be determined by reference to either the London Interbank Offered Rate (“LIBOR” or “L”, which can include one-, three-, six- or twelve- month LIBOR), Secured Overnight Financing Rate ("SOFR" or "S," which can include one-, three- or six- month SOFR), Euro Interbank Offered Rate (“EURIBOR”), Great Britain Pound London Interbank Offered Rate (“GBPLIBOR” or “G”, which can include three- or six-month GBPLIBOR), SONIA ("SONIA” or "SA") or an alternate base rate (which can include the Federal Funds Effective Rate or the Prime Rate), at the borrower’s option, and which reset periodically based on the terms of the loan agreement.
(11)The interest rate on these loans is subject to 1 month LIBOR, which as of September 30, 2022 was 3.14%.
(12)The interest rate on these loans is subject to 3 month LIBOR, which as of September 30, 2022 was 3.75%.
(13)The interest rate on these loans is subject to 6 month LIBOR, which as of September 30, 2022 was 4.23%.
(14)The interest rate on these loans is subject to 1 month SOFR, which as of September 30, 2022 was 3.04%.
(15)The interest rate on these loans is subject to 3 month SOFR, which as of September 30, 2022 was 3.59%.
(16)The interest rate on these loans is subject to 6 month SOFR, which as of September 30, 2022 was 3.99%.
(17)The interest rate on these loans is subject to Prime, which as of September 30, 2022 was 6.25%.
(18)The interest rate on this loan is subject to 1 month EURIBOR, which as of September 30, 2022 was 0.68%.
(19)The interest rate on this loan is subject to 3 month EURIBOR, which as of September 30, 2022 was 1.17%.
(20)The interest rate on this loan is subject to 6 month EURIBOR, which as of September 30, 2022 was 1.81%.
(21)The interest rate on this loan is subject to SONIA, which as of September 30, 2022 was 2.19%.
(22)Contains a fixed-rate structure.
(23)Position or portion thereof is an unfunded loan or equity commitment. See Note 7 “Commitments and Contingencies”.
(24)The negative cost is the result of the capitalized discount being greater than the principal amount outstanding on the loan. The negative fair value is the result of the capitalized discount on the loan.
(25)The date disclosed represents the commitment period of the unfunded term loan. Upon expiration of the commitment period, the funded portion of the term loan may be subject to a longer maturity date.
(26)As defined in the 1940 Act, the Company is deemed to be an “affiliated person” of this portfolio company as the Company owns more than 5% but less than 25% of the portfolio company's voting securities or has the power to exercise control over management or policies of such portfolio company, including through a management agreement (“non-controlled affiliate”). Transactions related to investments in non-controlled affiliates for the nine months ended September 30, 2022 were as follows:

($ in thousands)	Fair value as of December 31, 2021	Gross Additions (a)	Gross Reductions(b)	Change in Unrealized Gains (Losses)	Fair value as of September 30, 2022	Interest Income	Dividend Income	Other Income
Non-Controlled Affiliates
Chapford SMA Partnership, L.P.	$—	$7,032	$—	$—	$7,032	$—	$—	$—
Total Non-Controlled Affiliates	$—	$7,032	$—	$—	$7,032	$—	$—	$—
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

Owl Rock Capital Corporation
Consolidated Schedule of Investments
As of September 30, 2022
(Amounts in thousands, except share amounts)
(Unaudited)
(b)Gross reductions may include decreases in the cost basis of investments resulting from principal collections related to investment repayments and sales, return of capital, the amortization of premiums and the exchange of one or more existing securities for one or more new securities.
(27)As defined in the 1940 Act, the Company is deemed to be both an “Affiliated Person” and has “Control” of this portfolio company as the Company owns more than 25% of the portfolio company’s outstanding voting securities or has the power to exercise control over management or policies of such portfolio company, including through a management agreement (“controlled affiliate”). The Company’s investment in controlled affiliates for the period ended September 30, 2022, were as follows:

($ in thousands)	Fair value as of December 31, 2021	Gross Additions (a)	Gross Reductions(b)	Change in Unrealized Gains (Losses)	Fair value as of September 30, 2022	Interest Income	Dividend Income	Other Income
Controlled Affiliates
AAM Series 1.1 Rail and Domestic Intermodal Feeder, LLC(d)	$—	$5	$—	$(5)	$—	$—	$—	$—
AAM Series 2.1 Aviation Feeder, LLC(d)	—	1,373	—	(5)	1,368	—	—	—
ORCC Senior Loan Fund LLC (fka Sebago Lake LLC)(c)	247,061	118,124	(22,750)	(28,525)	313,910	—	23,963	—
PS Operating Company LLC (fka QC Supply, LLC)	19,495	2,470	(1,112)	(657)	20,196	947	—	7
Swipe Acquisition Corporation (dba PLI)	108,061	4,210	(445)	47,036	158,862	4,820	6,673	513
Wingspire Capital Holdings LLC	242,163	189,682	(33,575)	13,788	412,058	—	28,500	—
Total Controlled Affiliates	$616,780	$315,864	$(57,882)	$31,632	$906,394	$5,767	$59,136	$520
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
(c)For further description of the Company's investment in ORCC Senior Loan Fund LLC (fka Sebago Lake LLC), see Note 4 "Investments."
(d)In connection with its investment in AAM Series 1.1 Rail and Domestic Intermodal Feeder, LLC and AAM Series 2.1 Aviation Feeder, LLC (collectively, “Amergin Assetco”) the Company made a minority investment in Amergin Asset Management, LLC which has entered into a Servicing Agreement with Amergin Assetco.
(28)Represents co-investment made with the Company’s affiliates in accordance with the terms of the exemptive relief that the Company received from the U.S. Securities and Exchange Commission. See Note 3 “Agreements and Related Party Transactions.”
(29)Securities acquired in transactions exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”) and may be deemed to be “restricted securities” under the Securities Act. As of September 30, 2022, the aggregate fair value of these securities is $1.5 billion or 25.4% of the Company’s net assets. The acquisition dates of the restricted securities are as follows:

Owl Rock Capital Corporation
Consolidated Schedule of Investments
As of September 30, 2022
(Amounts in thousands, except share amounts)
(Unaudited)

Portfolio Company	Investment	Acquisition Date
AAM Series 1.1 Rail and Domestic Intermodal Feeder, LLC**	LLC Interest	July 1, 2022
AAM Series 2.1 Aviation Feeder, LLC**	LLC Interest	July 1, 2022
Amergin Asset Management, LLC	Class A Units	July 1, 2022
Accelerate topco Holdings, LLC	Common Units	September 1, 2022
ASP Conair Holdings LP	Class A Units	May 17, 2021
Associations Finance, Inc.	Preferred Stock	June 10, 2022
Windows Entities	LLC Units	January 16, 2020
BCTO WIW Holdings, Inc. (dba When I Work)	Class A Common Stock	November 2, 2021
BEHP Co-Investor II, L.P.	LP Interest	May 11, 2022
WP Irving Co-Invest, L.P.	Partnership Units	May 18, 2022
Blend Labs, Inc.	Warrants	July 2, 2021
Brooklyn Lender Co-Invest 2, L.P. (dba Boomi)	Common Units	October 1, 2021
CD&R Value Building Partners I, L.P. (dba Belron)	LP Interest	December 2, 2021
Chapford SMA Partnership, L.P.**	LP Interest	July 18, 2022
Denali Holding, LP (dba Summit Companies)	Class A Units	September 15, 2021
Dodge Contruction Network Holdings, LP	Class A-2 Common Units	February 23, 2022
Dodge Contruction Network Holdings, LP	Series A Preferred Units	February 23, 2022
Elliott Alto Co-Investor Aggregator L.P.	LP Interest	September 28, 2022
Picard Holdco, LLC	Series A Preferred Stock	September 29, 2022
Evology, LLC	Class B Units	January 24, 2022
Evolution Parent, LP (dba SIAA)	LP Interest	April 30, 2021
Gloves Holdings, LP (dba Protective Industrial Products)	LP Interest	December 29, 2020
GrowthCurve Capital Sunrise Co-Invest LP (dba Brightway)	LP Interest	December 16, 2021
Hercules Buyer, LLC (dba The Vincit Group)	Common Units	December 15, 2020
Hissho Sushi Holdings, LLC	Class A units	May 17, 2022
Insight CP (Blocker) Holdings, L.P. (dba CivicPlus, LLC)	LP Interest	June 8, 2022
Knockout Intermediate Holdings I Inc. (dba Kaseya)	Perpetual Preferred Stock	June 23, 2022
KOBHG Holdings, L.P. (dba OB Hospitalist)	Class A Interests	September 27, 2021
Maia Aggregator, LP	Class A-2 Units	February 1, 2022
H-Food Holdings, LLC	LLC Interest	November 23, 2018
MessageBird Holding B.V.	Extended Series C Warrants	May 5, 2021
Metis HoldCo, Inc. (dba Mavis Tire Express Services)	Series A Convertible Preferred Stock	May 4, 2021
Minerva Holdco, Inc.	Series A Preferred Stock	February 15, 2022
KPCI Holdings, L.P.	Class A Units	November 30, 2020
Patriot Holdings SCSp (dba Corza Health, Inc.)*	Class B Units	January 29, 2021
Patriot Holdings SCSp (dba Corza Health, Inc.)	Class A Units	January 29, 2021
PCF Holdco, LLC (dba PCF Insurance Services)	Class A Units	November 1, 2021
Project Alpine Co-Invest Fund, LP	LP Interest	June 10, 2022
Project Hotel California Co-Invest Fund, L.P.	LP Interest	August 9, 2022
PS Op Holdings LLC (fka QC Supply, LLC)**	Class A Common Units	December 21, 2021
Rhea Acquisition Holdings, LP	Series A-2 Units	February 18, 2022
ORCC Senior Loan Fund LLC (fka Sebago Lake LLC)*	LLC Interest	June 20, 2017
Space Exploration Technologies Corp.	Class A Common Stock	March 25, 2021
Space Exploration Technologies Corp.	Class C Common Stock	March 25, 2021
Sunshine Software Holdings, Inc. (dba Cornerstone OnDemand)	Series A Preferred Stock	October 14, 2021
New PLI Holdings, LLC (dba PLI)**	Class A Common Units	December 23, 2020
Thunder Topco L.P. (dba Vector Solutions)	Common Units	June 30, 2021
VEPF Torreys Aggregator, LLC (dba MINDBODY, Inc.)	Series A Preferred Stock	October 15, 2021
Wingspire Capital Holdings LLC**	LLC Interest	September 24, 2019
WMC Bidco, Inc. (dba West Monroe)	Senior Preferred Stock	November 9, 2021

Owl Rock Capital Corporation
Consolidated Schedule of Investments
As of September 30, 2022
(Amounts in thousands, except share amounts)
(Unaudited)
* Refer to Note 4 “Investments – ORCC Senior Loan Fund LLC,” for further information.
** Refer to Note 3 “Agreements and Related Party Transactions – Controlled/Affiliated Portfolio Companies”.
(30)This portfolio company is not a qualifying asset under Section 55(a) of the Investment Company Act of 1940, as amended (the “1940 Act”). Under the 1940 Act, the Company may not acquire any non-qualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of total assets. As of September 30, 2022, non-qualifying assets represented 13.5% of total assets as calculated in accordance with the regulatory requirements.
(31)Loan was on non-accrual status as of September 30, 2022.
(32)Investment is non-income producing.
(33)Investment represents multiple underlying investments, including Midwest Custom Windows, LLC, Greater Toronto Custom Windows, Corp., Garden State Custom Windows, LLC, Long Island Custom Windows, LLC, Jemico, LLC, Atlanta Custom Windows, LLC and Fairchester Custom Windows. Greater Toronto Custom Windows, Corp. is considered a non-qualifying asset, with a fair value of $7.7 million as of September 30, 2022.
(34)We invest in this portfolio company through underlying blocker entities Hercules Blocker 1 LLC, Hercules Blocker 2 LLC, Hercules Blocker 3 LLC, Hercules Blocker 4 LLC, and Hercules Blocker 5 LLC.
The accompanying notes are an integral part of these consolidated financial statements.

Owl Rock Capital Corporation
Consolidated Schedule of Investments
As of December 31, 2021
(Amounts in thousands, except share amounts)

Company(1)(4)(7)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(2)(3)	Fair Value	Percentage of Net Assets
Non-controlled/non-affiliated portfolio company investments
Debt Investments
Advertising and media
Global Music Rights, LLC(9)(12)(25)	First lien senior secured loan	L +	5.75%	8/28/2028	7,500	7,356	7,350	0.1%
Global Music Rights, LLC(9)(21)(22)(25)	First lien senior secured revolving loan	L +	5.75%	8/27/2027	—	(13)	(13)	—%
					7,500	7,343	7,337	0.1%
Aerospace and defense
Aviation Solutions Midco, LLC (dba STS Aviation)(9)(12)(25)	First lien senior secured loan	L +	7.25%	1/3/2025	214,643	212,314	202,838	3.4%
Peraton Corp.(9)(10)(25)	Second lien senior secured loan	L +	7.75%	2/1/2029	47,500	46,840	47,263	0.8%
Valence Surface Technologies LLC(9)(13)(25)	First lien senior secured loan	L +	6.75%(incl. 1.00% PIK)	6/28/2025	121,823	120,674	110,249	1.9%
Valence Surface Technologies LLC(9)(12)(21)(25)	First lien senior secured revolving loan	L +	6.75% (incl. 1.00% PIK)	6/28/2025	9,984	9,897	9,031	0.2%
					393,950	389,725	369,381	6.3%
Buildings and real estate
Associations, Inc.(9)(12)(25)	First lien senior secured loan	L +	6.50% (incl. 2.50% PIK)	7/2/2027	452,630	448,461	448,102	7.5%
Associations, Inc.(9)(21)(22)(25)	First lien senior secured revolving loan	L +	6.50%	7/2/2027	—	(302)	(329)	—%
Dodge Data & Analytics LLC(9)(12)(25)	First lien senior secured loan	L +	7.50%	4/14/2026	32,561	31,987	33,538	0.6%
Dodge Data & Analytics LLC(9)(21)(22)(25)	First lien senior secured revolving loan	L +	7.50%	4/14/2026	—	(32)	—	—%
REALPAGE, INC.(9)(10)(25)	Second lien senior secured loan	L +	6.50%	4/23/2029	34,500	34,017	34,897	0.6%
Reef Global Acquisition LLC (fka Cheese Acquisition, LLC)(9)(13)(25)	First lien senior secured loan	L +	6.00% (incl. 1.25% PIK)	11/28/2024	134,585	133,921	128,528	2.2%
Imperial Parking Canada(9)(16)(25)	First lien senior secured loan	C +	6.00% (incl. 1.25% PIK)	11/28/2024	27,966	26,705	26,707	0.4%
Reef Global Acquisition LLC (fka Cheese Acquisition, LLC)(9)(10)(21)(25)	First lien senior secured revolving loan	L +	4.75%	11/28/2023	10,987	10,982	10,251	0.2%
					693,229	685,739	681,694	11.5%
Business services
Access CIG, LLC(9)(10)(25)	Second lien senior secured loan	L +	7.75%	2/27/2026	58,760	58,343	58,466	1.0%
CIBT Global, Inc.(9)(12)(25)(28)	First lien senior secured loan	L +	5.25% (incl. 4.25% PIK)	6/3/2024	856	629	531	—%
CIBT Global, Inc.(9)(14)(25)(28)	Second lien senior secured loan	L +	7.75% (incl. 6.75% PIK)	12/1/2025	63,678	26,745	15,919	0.3%
Denali BuyerCo, LLC (dba Summit Companies)(9)(12)(25)	First lien senior secured loan	L +	6.00%	9/15/2028	51,393	50,665	50,879	0.9%
Denali BuyerCo, LLC (dba Summit Companies)(9)(12)(21)(23)(25)	First lien senior secured delayed draw term loan	L +	6.00%	9/15/2023	2,003	1,927	1,983	—%
Denali BuyerCo, LLC (dba Summit Companies)(9)(21)(22)(25)	First lien senior secured revolving loan	L +	6.00%	9/15/2027	—	(34)	(36)	—%
Diamondback Acquisition, Inc. (dba Sphera)(9)(10)(25)	First lien senior secured loan	L +	5.50%	9/13/2028	5,407	5,302	5,298	0.1%
Diamondback Acquisition, Inc. (dba Sphera)(9)(21)(22)(23)(25)	First lien senior secured delayed draw term loan	L +	5.50%	9/13/2023	—	(10)	(11)	—%

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

Owl Rock Capital Corporation
Consolidated Statements of Changes in Net Assets
(Amounts in thousands)
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
Increase (Decrease) in Net Assets Resulting from Operations
Net investment income (loss)	$146,774	$130,499	$394,253	$352,283
Net change in unrealized gain (loss)	118,587	10,281	(123,423)	122,007
Net realized gain (loss)	66	2,071	3,635	(23,414)
Net Increase (Decrease) in Net Assets Resulting from Operations	265,427	142,851	274,465	450,876
Distributions
Distributions declared from earnings(1)	(122,085)	(121,877)	(366,490)	(364,799)
Net Decrease in Net Assets Resulting from Shareholders' Distributions	(122,085)	(121,877)	(366,490)	(364,799)
Capital Share Transactions
Repurchase of common shares	—	—	(10,015)	—
Reinvestment of distributions	—	13,754	11,951	44,481
Net Increase (Decrease) in Net Assets Resulting from Capital Share Transactions	—	13,754	1,936	44,481
Total Increase (Decrease) in Net Assets	143,342	34,728	(90,089)	130,558
Net Assets, at beginning of period	5,704,446	5,842,264	5,937,877	5,746,434
Net Assets, at end of period	$5,847,788	$5,876,992	$5,847,788	$5,876,992
_______________
(1)For the three and nine months ended September 30, 2022 and 2021, distributions declared from earnings were derived from net investment income and capital gains.
The accompanying notes are an integral part of these consolidated financial statements.

Owl Rock Capital Corporation
Consolidated Statements of Cash Flows
(Amounts in thousands)
(Unaudited)

	For the For the Nine Months Ended September 30,
	2022	2021
Cash Flows from Operating Activities
Net Increase (Decrease) in Net Assets Resulting from Operations	$274,465	$450,876
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash used in operating activities:
Purchases of investments, net	(1,894,552)	(5,320,714)
Proceeds from investments and investment repayments, net	1,749,362	4,246,855
Net amortization/accretion of premium/discount on investments	(33,594)	(55,623)
Payment-in-kind interest and dividends	(101,236)	(41,341)
Net change in unrealized (gain) loss on investments	115,913	(134,328)
Net change in unrealized gain (loss) on interest rate swap attributed to unsecured notes	(88,985)	(9,425)
Net change in unrealized (gains) losses on translation of assets and liabilities in foreign currencies	7,735	3,188
Net realized (gain) loss on investments	(4,853)	24,656
Net realized (gain) loss on foreign currency transactions relating to investments	1,567	(16)
Amortization of debt issuance costs	21,133	18,882
Amortization of offering costs	—	23
Changes in operating assets and liabilities:
(Increase) decrease in receivable for investments sold	—	(71,110)
(Increase) decrease in interest receivable	(13,432)	(5,269)
(Increase) decrease in receivable from a controlled affiliate	(16,350)	(1,780)
(Increase) decrease in prepaid expenses and other assets	17,084	11,460
Increase (decrease) in management fee payable	116	9,647
Increase (decrease) in incentive fee payable	1,892	8,612
Increase (decrease) in payables to affiliate	(802)	(1,128)
Increase (decrease) in accrued expenses and other liabilities	87,059	11,822
Net cash provided by (used in) operating activities	122,522	(854,713)
Cash Flows from Financing Activities
Borrowings on debt	2,208,630	4,311,730
Payments on debt	(1,944,391)	(2,627,000)
Debt issuance costs	(14,179)	(42,671)
Repurchases of common stock	(10,015)	—
Cash distributions paid to shareholders	(354,522)	(350,528)
Net cash provided by (used in) financing activities	(114,477)	1,291,531
Net increase (decrease) in cash and restricted cash, including foreign cash (restricted cash of $72,670 and $5,376, respectively)	8,045	436,818
Cash and restricted cash, including foreign cash, beginning of period (restricted cash of $21,481 and $8,841, respectively)	447,145	357,911
Cash and restricted cash, including foreign cash, end of period (restricted cash of $94,151 and $14,217, respectively)	$455,190	$794,729

The accompanying notes are an integral part of these consolidated financial statements.

Owl Rock Capital Corporation
Consolidated Statements of Cash Flows
(Amounts in thousands)
(Unaudited)

	For the For the Nine Months Ended September 30,
	2022	2021
Supplemental and Non-Cash Information
Interest paid during the period	$177,362	$130,762
Distributions declared during the period	366,490	364,799
Reinvestment of distributions during the period	11,951	44,481
Distributions Payable	122,085	121,877
Taxes, including excise tax, paid during the period	1,668	3,985

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
Investments at Fair Value
Investment transactions are recorded on the trade date. Realized gains or losses are measured by the difference between the net proceeds received and the amortized cost basis of the investment using the specific identification method without regard to unrealized gains or losses previously recognized, and include investments charged off during the period, net of recoveries. The net change in unrealized gains or losses primarily reflects the change in investment values, including the reversal of previously recorded unrealized gains or losses with respect to investments realized during the period. Investments for which market quotations are readily available are typically valued at the average bid price of those market quotations. To validate market quotations, the Company utilizes a number of factors to determine if the quotations are representative of fair value, including the source and number of the quotations. Debt and equity securities that are not publicly traded or whose market prices are not readily available, as is the case for substantially all of the Company’s investments, are valued at fair value as determined in good faith by the Board, based on, among other things, the input of the Adviser, the Company’s audit committee and independent third-party valuation firm(s) engaged at the direction of the Board.
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
The Board undertakes a multi-step valuation process, which includes, among other procedures, the following:
•With respect to investments for which market quotations are readily available, those investments will typically be valued at the average bid price of those market quotations;
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
Financial and Derivative Instruments

Pursuant to ASC 815 Derivatives and Hedging, all derivative instruments entered into by the Company are designated as hedging instruments. For all derivative instruments designated as a hedge, the entire change in the fair value of the hedging instrument shall be recorded in the same line item of the Consolidated Statements of Operations as the hedged item. The Company’s derivative instruments are used to hedge the Company’s fixed rate debt, and therefore both the periodic payment and the change in fair value for the effective hedge, if applicable, will be recognized as components of interest expense in the Consolidated Statements of Operations. Fair value is estimated by discounting remaining payments using applicable current market rates, or market quotes, if available. Rule 18f-4 was recently adopted by the SEC, and requires BDCs that use derivatives to, among other things, comply with a value-at-risk leverage limit, adopt a derivatives risk management program, and implement certain testing and board reporting procedures.
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

Interest and Dividend Income Recognition

Interest income is recorded on the accrual basis and includes amortization or accretion of premiums or discounts. Certain investments may have contractual payment-in-kind (“PIK”) interest or dividends. PIK interest and dividends represent accrued interest or dividends that are added to the principal amount or liquidation amount of the investment on the respective interest or dividend payment dates rather than being paid in cash and generally becomes due at maturity or at the occurrence of a liquidation event. For the three and nine months ended September 30, 2022, PIK interest and PIK dividend income earned was $37.6 million and $97.2 million, representing 11.9% and 11.4% of investment income, respectively. For the three and nine months ended September 30, 2021, PIK interest and PIK dividend income earned was $16.0 million and $38.2 million, representing 5.9% and 5.2% of investment income, respectively. Discounts to par value on securities purchased are amortized into interest income over the contractual life of the respective security using the effective yield method. Premiums to par value on securities purchased are amortized to first call date. The amortized cost of investments represents the original cost adjusted for the amortization or accretion of premiums or discounts, if any. Upon prepayment of a loan or debt security, any prepayment premiums, unamortized upfront loan origination fees and unamortized discounts are recorded as interest income in the current period.
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
The Company evaluates tax positions taken or expected to be taken in the course of preparing its consolidated financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions not deemed to meet the “more-likely-than-not” threshold are reserved and recorded as a tax benefit or expense in the current year. All penalties and interest associated with income taxes are included in income tax expense. Conclusions regarding tax positions are subject to review and may be adjusted at a later date based on factors including, but not limited to, on-going analyses of tax laws, regulations and interpretations thereof. There were no material uncertain tax positions through December 31, 2021. The 2019 through 2021 tax years remain subject to examination by the IRS, and generally years 2018 through 2021 remain subject to examination by state and local tax authorities.
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
The Company does not consolidate its equity interest in ORCC Senior Loan Fund LLC (fka Sebago Lake LLC) ("ORCC SLF"), Wingspire Capital Holdings LLC (“Wingspire”) or AAM Series 1.1 Rail and Domestic Intermodal Feeder, LLC and AAM Series 2.1 Aviation Feeder, LLC (collectively, "Amergin AssetCo"). For further description of the Company’s investment in ORCC SLF, see Note 4 “Investments”. For further description of the Company’s investment in Wingspire and Amergin AssetCo, see Note 3 “Agreements and Related Party Transactions – Controlled/Affiliated Portfolio Companies”.
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

Owl Rock Capital Corporation
Notes to Consolidated Financial Statements (Unaudited) - Continued
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
For the three and nine months ended September 30, 2022, the Company incurred expenses of approximately $1.5 million and $4.5 million, respectively, for costs and expenses reimbursable to the Adviser under the terms of the Administration Agreement. For the three and nine months ended September 30, 2021, the Company incurred expenses of approximately $1.6 million and $4.5 million, respectively, for costs and expenses reimbursable to the Adviser under the terms of the Administration Agreement.

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
For the three and nine months ended September 30, 2022, management fees were $46.9 million and $141.2 million, respectively. For the three and nine months ended September 30, 2021, management fees were $45.6 million and $131.7 million, respectively.
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

Owl Rock Capital Corporation
Notes to Consolidated Financial Statements (Unaudited) - Continued
For the three and nine months ended September 30, 2022, the Company incurred $31.1 million and $83.6 million, respectively, of performance based incentive fees based on net investment income. For the three and nine months ended September 30, 2021, the Company incurred $27.7 million and $74.7 million, respectively, of performance based incentive fees based on net investment income.
For the three and nine months ended September 30, 2022 and 2021, the Company did not accrue capital gains based incentive fees.
Affiliated Transactions
The Company may be prohibited under the 1940 Act from participating in certain transactions with its affiliates without prior approval of the directors who are not interested persons, and in some cases, the prior approval of the SEC. The Company, the Adviser and certain of their affiliates have been granted an order for exemptive relief (the “Order”) by the SEC for the Company to co-invest with other funds managed by the Adviser or certain affiliates in a manner consistent with the Company’s investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors. Pursuant to such Order, the Company generally is permitted to co-invest with certain of its affiliates if a “required majority” (as defined in Section 57(o) of the 1940 Act) of the Board make certain conclusions in connection with a co-investment transaction, including that (1) the terms of the transaction, including the consideration to be paid, are reasonable and fair to the Company and its shareholders and do not involve overreaching of the Company or its shareholders on the part of any person concerned, (2) the transaction is consistent with the interests of the Company’s shareholders and is consistent with its investment objective and strategies, (3) the investment by its affiliates would not disadvantage the Company, and the Company’s participation would not be on a basis different from or less advantageous than that on which its affiliates are investing and (4) the proposed investment by the Company would not benefit the Adviser or its affiliates or any affiliated person of any of them (other than the parties to the transaction), except to the extent permitted by the exemptive relief and applicable law, including the limitations set forth in Section 57(k) of the 1940 Act. In addition, the Company has received an amendment to its Order to permit it to co-invest in its existing portfolio companies with certain affiliates that are private funds, even if such private funds did not have an investment in such existing portfolio company.
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
Controlled, Affiliated Portfolio Companies
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
The Company has made investments in controlled, affiliated companies, including ORCC SLF, Wingspire and Amergin AssetCo and in a non-controlled, affiliated company, Chapford SMA Partnership, L.P. ("Chapford SMA"). For further description of ORCC SLF, see “Note 4. Investments.”
Wingspire is an independent diversified direct lender focused on providing asset-based commercial finance loans and related senior secured loans to U.S.-based middle market borrowers. Wingspire offers a wide variety of asset-based financing solutions to businesses in an array of industries, including revolving credit facilities, machinery and equipment term loans, real estate term loans, first-in/last-out tranches, cash flow term loans, and opportunistic / bridge financings. Wingspire conducts its business through an indirectly owned subsidiary, Wingspire Capital LLC. The Company committed $50 million to Wingspire on September 24, 2019, and subsequently increased its commitment to $100 million on March 25, 2020, to $150 million on July 31, 2020, to $200 million on March 8, 2021, to $250 million on August 19, 2021, to $350 million on February 28, 2022 and again to $400 million on May 21, 2022. The Company does not consolidate its equity interest in Wingspire.
Amergin was created to invest in a leasing platform focused on railcar and aviation assets. Amergin consists

Owl Rock Capital Corporation
Notes to Consolidated Financial Statements (Unaudited) - Continued
of Amergin AssetCo and Amergin Asset Management LLC, which has entered into a Servicing Agreement with Amergin AssetCo. The Company made a $90.0 million equity commitment to Amergin AssetCo on July 1, 2022. The Company’s investment in Amergin is a co-investment made with the Company’s affiliates in accordance with the terms of the exemptive relief that the Company received from the SEC. The Company does not consolidate its equity interest in Amergin AssetCo.
Chapford SMA is a portfolio company created to invest in life settlement assets. On July 18, 2022, the Company made a $15.9 million equity commitment to Chapford SMA. The Company's investment in Chapford SMA is a co-investment with the Company's affiliates in accordance with the terms of the exemptive relief that the Company received from the SEC. The Company does not consolidate its interest in Chapford SMA.
Note 4. Investments
The information in the tables below is presented on an aggregate portfolio basis, without regard to whether they are non-controlled non-affiliated, non-controlled affiliated or controlled affiliated investments.
Investments at fair value and amortized cost consisted of the following as of September 30, 2022 and December 31, 2021:

	September 30, 2022		December 31, 2021
($ in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
First-lien senior secured debt investments	$9,367,994	$9,264,249	$9,548,096	$9,539,774
Second-lien senior secured debt investments	1,930,111	1,846,431	1,919,453	1,921,447
Unsecured debt investments	277,375	237,375	197,198	196,485
Preferred equity investments	340,145	329,451	256,630	260,869
Common equity investments(1)	671,145	844,502	477,462	576,004
Investment funds and vehicles(2)	345,089	313,910	249,714	247,061
Total Investments	$12,931,859	$12,835,918	$12,648,553	$12,741,640
_______________
(1)Includes equity investment in Wingspire, Amergin, and Chapford SMA.
(2)Includes equity investment in ORCC SLF. See below, within Note 4, for more information regarding ORCC SLF.

Owl Rock Capital Corporation
Notes to Consolidated Financial Statements (Unaudited) - Continued
The industry composition of investments based on fair value as of September 30, 2022 and December 31, 2021 was as follows:

	September 30, 2022	December 31, 2021
Advertising and media	1.5%	0.9%
Aerospace and defense	2.8	2.9
Automotive	1.5	1.5
Buildings and real estate	3.7	5.4
Business services	2.9	3.3
Chemicals	2.3	2.3
Consumer products	4.0	4.0
Containers and packaging	1.3	1.3
Distribution	4.2	4.4
Education	1.0	1.0
Financial services(1)	9.8	8.4
Food and beverage	6.8	6.2
Healthcare equipment and services	3.8	4.2
Healthcare providers and services	4.5	7.1
Healthcare technology	4.6	4.6
Household products	2.2	1.8
Human resource support services	1.5	1.6
Infrastructure and environmental services	1.4	1.5
Insurance(3)	8.7	8.8
Internet software and services	12.7	11.3
Investment funds and vehicles(2)	2.4	1.9
Leisure and entertainment	2.2	2.2
Manufacturing	5.8	5.7
Oil and gas	0.9	0.9
Professional services	3.5	3.0
Specialty retail	2.3	2.0
Transportation	1.7	1.8
Total	100.0%	100.0%
_______________
(1)Includes equity investment in Wingspire and Amergin.
(2)Includes equity investment in ORCC SLF. See below, within Note 4, for more information regarding ORCC SLF.
(3)Includes equity investment in Chapford SMA.
The geographic composition of investments based on fair value as of September 30, 2022 and December 31, 2021 was as follows:

	September 30, 2022	December 31, 2021
United States:
Midwest	18.5%	17.0%
Northeast	19.8	19.7
South	34.6	38.2
West	20.2	18.6
International	6.9	6.5
Total	100.0%	100.0%
ORCC Senior Loan Fund (fka Sebago Lake LLC)

ORCC Senior Loan Fund LLC (fka Sebago Lake LLC), a Delaware limited liability company, was formed as a joint venture between the Company and The Regents of the University of California (“Regents”) and commenced operations on June 20, 2017.

Owl Rock Capital Corporation
Notes to Consolidated Financial Statements (Unaudited) - Continued
ORCC SLF’s principal purpose is to make investments, primarily in senior secured loans that are made to middle-market companies or in broadly syndicated loans. Through June 30, 2021, both the Company and Regents (the “Initial Members”) had a 50% economic ownership in ORCC SLF. Each of the Initial Members initially agreed to contribute up to $100 million to ORCC SLF. On July 26, 2018, each of the Initial Members increased their contribution to ORCC SLF up to an aggregate of $125 million. Effective as of June 30, 2021, capital commitments to ORCC SLF were increased to an aggregate of $371.5 million. In connection with this change, the Company increased its economic ownership interest to 87.5% from 50.0% and Regents transferred its remaining economic interest of 12.5% to Nationwide Life Insurance Company (“Nationwide” and together with the Company, the “Members” and each a “Member”). On July 26, 2022, the Members increased their capital commitments in ORCC SLF to an aggregate of $571.5 million. The Company increased its contribution pro rata from $325.1 million to $500.1 million. Nationwide increased its contribution pro rata from $46.4 million to $71.4 million. The Company’s economic ownership interest remains 87.5%, and Nationwide’s economic ownership interest remains 12.5%. ORCC SLF is managed by the Members, each of which have equal voting rights. Investment decisions must be approved by each of the Members. Except under certain circumstances, contributions to ORCC SLF cannot be redeemed.

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
As of September 30, 2022 and December 31, 2021, ORCC SLF had total investments in senior secured debt at fair value of $981.8 million and $790.3 million, respectively. The determination of fair value is in accordance with ASC 820; however, such fair value is not included in the Board’s valuation process described herein. The following table is a summary of ORCC SLF’s portfolio as well as a listing of the portfolio investments in ORCC SLF’s portfolio as of September 30, 2022 and December 31, 2021:

($ in thousands)	September 30, 2022	December 31, 2021
Total senior secured debt investments(1)	$1,030,851	$798,420
Weighted average spread over base rate(1)	4.12%	4.14%
Number of portfolio companies	54	38
Largest funded investment to a single borrower(1)	40,377	40,693
_______________
(1)At par.

ORCC Senior Loan Fund's Portfolio as of September 30, 2022 ($ in thousands) (Unaudited)
Company(1)(2)(4)(5)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(3)	Fair Value	Percentage of Members' Equity
Debt Investments
Aerospace and defense
Applied Composites Holdings, LLC (fka AC&A Enterprises Holdings, LLC)(7)	First lien senior secured loan	L +	6.00%	1/21/2025	$34,200	$34,028	$33,404	9.3%
Applied Composites Holdings, LLC (fka AC&A Enterprises Holdings, LLC)(7)(13)	First lien senior secured revolving loan	L +	5.50%	1/21/2025	3,000	2,995	2,929	0.8%
Bleriot US Bidco Inc.(7)(9)	First lien senior secured loan	L +	4.00%	10/30/2026	25,433	25,341	24,541	6.8%
Dynasty Acquisition Co., Inc. (dba StandardAero Limited)(6)	First lien senior secured loan	L +	3.50%	4/6/2026	38,800	38,697	37,250	10.4%
					101,433	101,061	98,124	27.3%
Automotive
Holley, Inc.(7)(9)	First lien senior secured loan	L +	3.75%	11/17/2028	23,255	23,109	21,090	5.9%
Mavis Tire Express Services Topco Corp. (9)(14)	First lien senior secured loan	S +	4.00%	5/4/2028	2,933	2,912	2,744	0.8%
PAI Holdco, Inc.(7)	First lien senior secured loan	L +	3.75%	10/28/2027	9,912	9,787	9,375	2.6%
					36,100	35,808	33,209	9.3%
Buildings and Real estate
CoreLogic Inc. (6)(9)	First lien senior secured loan	L +	3.50%	6/2/2028	12,389	11,544	9,260	2.6%
Wrench Group, LLC.(7)	First lien senior secured loan	L +	4.00%	4/30/2026	32,092	31,973	32,012	8.9%
					44,481	43,517	41,272	11.5%

Owl Rock Capital Corporation
Notes to Consolidated Financial Statements (Unaudited) - Continued

ORCC Senior Loan Fund's Portfolio as of September 30, 2022 ($ in thousands) (Unaudited)
Company(1)(2)(4)(5)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(3)	Fair Value	Percentage of Members' Equity
Business Services
Capstone Acquisition Holdings, Inc. (6)	First lien senior secured loan	L +	4.75%	11/12/2027	4,966	4,927	4,954	1.4%
Capstone Acquisition Holdings, Inc. (6)(10)(12)	First lien senior secured delayed draw term loan	L +	4.75%	5/12/2022	334	332	334	0.1%
CoolSys, Inc.(6)	First lien senior secured loan	L +	4.75%	8/11/2028	13,932	13,813	11,738	3.3%
CoolSys, Inc.(10)(11)(12)(13)	First lien senior secured delayed draw term loan	L +	4.75%	8/11/2023	—	(20)	(382)	(0.1)%
ConnectWise, LLC(7)(9)	First lien senior secured loan	L +	3.50%	9/29/2028	16,873	16,799	15,734	4.4%
LABL, Inc.(6)	First lien senior secured loan	L +	5.00%	10/29/2028	7,940	7,836	7,739	2.2%
Packers Holdings, LLC(6)(9)	First lien senior secured loan	L +	3.25%	3/9/2028	21,119	20,715	19,336	5.4%
					65,164	64,402	59,453	16.7%
Chemicals
Aruba Investments Holdings LLC (dba Angus Chemical Company)(6)	First lien senior secured loan	L +	4.00%	11/24/2027	15,915	15,550	14,622	4.1%

Consumer Products
Olaplex, Inc.(14)	First lien senior secured loan	S +	3.75%	2/23/2029	14,925	14,890	14,738	4.1%

Containers and Packaging
BW Holding, Inc.(15)	First lien senior secured loan	S +	4.00%	12/14/2028	12,227	11,994	12,013	3.3%
Five Star Lower Holding LLC (15)	First lien senior secured loan	S +	4.25%	5/5/2029	21,875	21,585	20,891	5.8%
Ring Container Technologies Group, LLC (dba Ring Container Technologies)(6)(9)	First lien senior secured loan	L +	3.75%	8/12/2028	24,813	24,759	23,862	6.7%
Valcour Packaging, LLC (6)	First lien senior secured loan	L +	3.75%	10/4/2028	6,965	6,944	6,948	1.9%
					65,880	65,282	63,714	17.7%
Distribution
BCPE Empire Holdings, Inc. (dba Imperial-Dade) (14)	First lien senior secured loan	S +	4.63%	6/11/2026	24,875	24,057	24,253	6.8%
Dealer Tire, LLC(6)(9)	First lien senior secured loan	L +	4.25%	12/12/2025	35,982	35,862	34,950	9.7%
SRS Distribution, Inc.(7)(9)	First lien senior secured loan	L +	3.50%	6/2/2028	9,900	9,838	9,116	2.5%
					70,757	69,757	68,319	19.0%
Education
Spring Education Group, Inc. (fka SSH Group Holdings, Inc.)(7)	First lien senior secured loan	L +	4.25%	7/30/2025	33,600	33,554	33,351	9.3%
Sophia, L.P. (14)	First lien senior secured loan	S +	4.00%	10/7/2027	19,950	19,765	19,900	5.6%
					53,550	53,319	53,251	14.9%
Food and beverage
Balrog Acquisition, Inc. (dba Bakemark)(7)	First lien senior secured loan	L +	4.00%	9/4/2028	24,813	24,588	23,758	6.6%
Dessert Holdings(7)	First lien senior secured loan	L +	4.00%	7/10/2028	21,993	21,859	20,344	5.7%
Dessert Holdings(10)(11)(12)	First lien senior secured delayed draw term loan	L +	4.00%	6/9/2023	—	—	(256)	(0.1)%
Naked Juice LLC (dba Tropicana)(9)(15)	First lien senior secured loan	S +	3.25%	1/24/2029	1,995	1,990	1,825	0.5%
Eagle Parent Corp.(9)(15)	First lien senior secured loan	S +	4.25%	6/8/2028	7,463	7,287	7,245	2.0%

Owl Rock Capital Corporation
Notes to Consolidated Financial Statements (Unaudited) - Continued

ORCC Senior Loan Fund's Portfolio as of September 30, 2022 ($ in thousands) (Unaudited)
Company(1)(2)(4)(5)	Investment	Interest		Maturity Date	Par / Units		Amortized Cost(3)		Fair Value		Percentage of Members' Equity
Sovos Brands Intermediate, Inc.(6)(9)	First lien senior secured loan	S +	3.50%	6/8/2028	20,724		20,681		19,688		5.5%
					76,988		76,405		72,604		20.2%
Healthcare equipment and services
Cadence, Inc.(6)	First lien senior secured loan	L +	5.00%	5/21/2025	26,507		26,229		25,646		7.1%
Cadence, Inc.(6)(10)(13)	First lien senior secured revolving loan	L +	5.00%	5/21/2024	4,257		4,222		4,018		1.1%
Confluent Medical Technologies, Inc.(15)	First lien senior secured loan	S +	3.75%	2/16/2029	4,975		4,952		4,900		1.4%
Packaging Coordinators Midco, Inc.(7)(9)	First lien senior secured loan	L +	3.75%	11/30/2027	4,950		4,939		4,694		1.3%
Medline Intermediate, LP(6)	First lien senior secured loan	L +	3.25%	10/23/2028	24,875		24,769		22,830		6.4%
					65,564	—	65,111	—	62,088	—	17.3%
Healthcare providers and services
Confluent Health, LLC(6)	First lien senior secured loan	L +	4.00%	11/30/2028	20,472		20,381		20,063		5.6%
Confluent Health, LLC(6)(10)(12)(13)	First lien senior secured delayed draw term loan	L +	4.00%	11/30/2023	1,195		1,175		867		0.2%
Corgi Bidco, Inc.(15)	First lien senior secured loan	S +	5.00%	9/20/2029	15,000		14,101		14,100		3.9%
Phoenix Newco, Inc. (dba Parexel)(6)(9)	First lien senior secured loan	L +	3.25%	11/15/2028	27,363		27,241		26,063		7.3%
Physician Partners, LLC(14)	First lien senior secured loan	S +	4.00%	12/23/2028	9,950		9,858		9,328		2.6%
					73,980		72,756		70,421		19.6%
Healthcare technology
Athenahealth, Inc.(9)(14)	First lien senior secured loan	S +	3.50%	2/15/2029	17,059		16,980		15,250		4.3%
Athenahealth, Inc.(9)(10)(11)(12)(13)	First lien senior secured delayed draw term loan	S +	3.50%	8/15/2023	—		—		(293)		(0.1)%
Imprivata, Inc.(14)	First lien senior secured loan	S +	4.25%	12/1/2027	19,950		19,354		19,246		5.4%
PointClickCare Technologies Inc.(15)	First lien senior secured loan	S +	4.00%	12/29/2027	9,950		9,813		9,776		2.7%
					46,959	—	46,147	—	43,979	—	12.3%
Infrastructure and environmental services
CHA Holding, Inc.(7)	First lien senior secured loan	L +	4.50%	4/10/2025	40,377		40,203		39,516		11.0%

Insurance
Integro Parent Inc.(15)	First lien senior secured loan	S +	6.25%	10/31/2022	3,460		3,460		3,443		1.0%
Integro Parent Inc.(10)(13)(15)	2022 10Th Amend Revolver	S +	4.50%	10/31/2022	698		698		694		0.2%
					4,158		4,158		4,137		1.2%
Internet software and services
CDK Global, Inc.(9)(15)	First lien senior secured loan	S +	4.50%	7/6/2029	25,000		24,271		24,038		6.7%
DCert Buyer, Inc. (dba DigiCert)(9)(15)	First lien senior secured loan	S +	4.00%	10/16/2026	22,049		21,977		20,984		5.8%
Help/Systems Holdings, Inc.(9)(14)	First lien senior secured loan	S +	4.00%	11/19/2026	14,885		14,811		13,635		3.8%
Barracuda Parent, LLC(14)	First lien senior secured loan	S +	4.50%	8/15/2029	25,000		24,260		23,455		6.6%
					86,934		85,319		82,112		22.9%
Manufacturing
Engineered Machinery Holdings (dba Duravant)(7)(9)	First lien senior secured loan	L +	3.75%	5/19/2028	34,738		34,589		33,348		9.3%

Owl Rock Capital Corporation
Notes to Consolidated Financial Statements (Unaudited) - Continued

ORCC Senior Loan Fund's Portfolio as of September 30, 2022 ($ in thousands) (Unaudited)
Company(1)(2)(4)(5)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(3)	Fair Value	Percentage of Members' Equity
Pro Mach Group, Inc.(6)(9)	First lien senior secured loan	L +	4.00%	8/31/2023	24,819	24,710	23,618	6.6%
Pro Mach Group, Inc.(9)	First lien senior secured delayed draw term loan	L +	4.00%	8/31/2023	—	—	—	—%
Gloves Buyer, Inc. (dba Protective Industrial Products)(6)	First lien senior secured loan	L +	4.00%	12/29/2027	14,893	14,719	14,745	4.1%
					74,450	74,018	71,711	20.0%
Professional Services
Apex Group Treasury, LLC(7)	First lien senior secured loan	L +	3.75%	7/27/2028	32,767	32,663	31,293	8.7%
Sovos Compliance, LLC(6)(9)	First lien senior secured loan	L +	4.50%	8/11/2028	25,104	24,965	23,887	6.7%
Sovos Compliance, LLC(6)(9)(12)	First lien senior secured delayed draw term loan	L +	4.50%	8/12/2023	478	468	455	0.1%
					58,349	58,096	55,635	15.5%
Telecommunications
ETC Group(15)	First lien senior secured loan	S +	6.00%	8/3/2029	5,000	4,600	4,738	1.3%
Park Place Technologies, LLC (9)(14)	First lien senior secured loan	S +	5.00%	11/10/2027	14,924	14,461	14,141	3.9%
					19,924	19,061	18,879	5.2%
Transportation
Safe Fleet Holdings(14)	First lien senior secured loan	S +	3.75%	7/18/2029	14,963	14,524	14,065	3.9%

Total Debt Investments					$1,030,851	$1,019,384	$981,849	273.7%
Total Investments					$1,030,851	$1,019,384	$981,849	273.7%

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
(6)The interest rate on these loans is subject to 1 month LIBOR, which as of September 30, 2022 was 3.14%.
(7)The interest rate on these loans is subject to 3 month LIBOR, which as of September 30, 2022 was 3.75%.
(8)The interest rate on these loans is subject to 6 month LIBOR, which as of September 30, 2022 was 4.23%.
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
(14)The interest rate on these loans is subject to 1 month SOFR, which as of September 30, 2022 was 3.04%.
(15)The interest rate on these loans is subject to 3 month SOFR, which as of September 30, 2022 was 3.59%.

Owl Rock Capital Corporation
Notes to Consolidated Financial Statements (Unaudited) - Continued

ORCC Senior Loan Fund's Portfolio as of December 31, 2021 ($ in thousands)
Company(1)(2)(4)(5)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(3)	Fair Value	Percentage of Members' Equity
Debt Investments
Aerospace and defense
Applied Composites Holdings, LLC (fka AC&A Enterprises Holdings, LLC)(8)	First lien senior secured loan	L +	5.50%	12/21/2023	$34,470,000	$34,219,000	$33,961,000	12.0%
Applied Composites Holdings, LLC (fka AC&A Enterprises Holdings, LLC)(8)(14)	First lien senior secured revolving loan	L +	5.50%	12/21/2022	3,000,000	2,989,000	2,956,000	1.0%
Bleriot US Bidco Inc.(8)(10)	First lien senior secured loan	L +	4.00%	10/30/2026	24,627,000	24,522,000	24,585,000	8.7%
Dynasty Acquisition Co., Inc. (dba StandardAero Limited)(8)	First lien senior secured loan	L +	3.50%	4/6/2026	39,100,000	38,976,000	36,796,000	13.0%
					101,197,000	100,706,000	98,298,000	34.7%
Automotive
Holley, Inc.(8)(10)	First lien senior secured loan	L +	3.75%	11/17/2028	17,100,000	17,016,000	17,032,000	6.0%
Holley, Inc.(8)(10)(11)(13)	First lien senior secured delayed draw term loan	L +	3.75%	5/18/2022	855,000	855,000	844,000	0.3%
PAI Holdco, Inc.(8)(10)(14)	First lien senior secured loan	L +	3.75%	10/28/2027	4,987,000	4,975,000	4,975,000	1.9%
					22,942,000	22,846,000	22,851,000	8.2%
Buildings and Real estate
Wrench Group, LLC.(8)	First lien senior secured loan	L +	4.00%	4/30/2026	32,341,000	32,198,000	32,179,000	11.4%
Business Services
CoolSys, Inc.(8)	First lien senior secured loan	L +	4.75%	8/11/2028	16,955,000	16,793,000	16,785,000	5.9%
CoolSys, Inc.(11)(12)(13)(14)	First lien senior secured delayed draw term loan	L +	4.75%	8/11/2023	—	(29,000)	(30,000)	—%
ConnectWise, LLC(8)	First lien senior secured loan	L +	3.50%	9/29/2028	17,000,000	16,918,000	16,879,000	6.0%
LABL, Inc.(8)	First lien senior secured loan	L +	5.00%	10/29/2028	8,000,000	7,883,000	7,879,000	2.8%
Packers Holdings, LLC(9)(10)	First lien senior secured loan	L +	3.25%	3/9/2028	9,951,000	9,808,000	9,879,000	3.5%
Vistage International, Inc.(8)	First lien senior secured loan	L +	4.00%	2/10/2025	29,922,000	29,807,000	29,919,000	10.6%
					81,828,000	81,180,000	81,311,000	28.8%
Chemicals
Aruba Investments Holdings LLC (dba Angus Chemical Company)(9)(14)	First lien senior secured loan	L +	4.00%	11/24/2027	998,000	998,000	998,000	0.4%
					998,000	998,000	998,000	0.4%
Containers and Packaging
BW Holding, Inc.(8)(14)	First lien senior secured loan	L +	4.00%	12/14/2028	3,954,000	3,914,000	3,914,000	1.4%
BW Holding, Inc.(11)(12)(13)(14)	First lien senior secured delayed draw term loan	L +	4.00%	12/17/2023	—	(5,000)	(5,000)	—%
Ring Container Technologies Group, LLC (dba Ring Container Technologies)(6)(10)	First lien senior secured loan	L +	3.75%	8/12/2028	25,000,000	24,940,000	25,025,000	8.9%
Valcour Packaging, LLC(7)	First lien senior secured loan	L +	3.75%	10/4/2028	7,000,000	6,976,000	6,965,000	2.5%
					35,954,000	35,825,000	35,899,000	12.8%
Distribution
Dealer Tire, LLC(6)(10)	First lien senior secured loan	L +	4.25%	12/12/2025	36,260,000	36,114,000	36,206,000	12.8%
SRS Distribution, Inc.(9)(10)	First lien senior secured loan	L +	3.75%	6/2/2028	9,975,000	9,906,000	9,943,000	3.5%
					46,235,000	46,020,000	46,149,000	16.3%
Education
Spring Education Group, Inc. (fka SSH Group Holdings, Inc.)(8)	First lien senior secured loan	L +	4.25%	7/30/2025	33,862,000	33,805,000	33,003,000	11.7%
					33,862,000	33,805,000	33,003,000	11.7%
Food and beverage

Owl Rock Capital Corporation
Notes to Consolidated Financial Statements (Unaudited) - Continued

ORCC Senior Loan Fund's Portfolio as of December 31, 2021 ($ in thousands)
Company(1)(2)(4)(5)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(3)	Fair Value	Percentage of Members' Equity
Balrog Acquisition, Inc. (dba Bakemark)(9)	First lien senior secured loan	L +	4.00%	9/5/2028	25,000,000	24,749,000	24,938,000	8.8%
Dessert Holdings(8)	First lien senior secured loan	L +	4.00%	6/9/2028	20,160,000	20,019,000	20,001,000	7.1%
Dessert Holdings(11)(12)(13)	First lien senior secured delayed draw term loan	L +	4.00%	6/9/2023	—	—	(2,000)	—%
Sovos Brands Intermediate, Inc.(8)(10)	First lien senior secured loan	L +	3.75%	6/8/2028	20,724,000	20,676,000	20,693,000	7.3%
					65,884,000	65,444,000	65,630,000	23.2%
Healthcare equipment and services
Cadence, Inc.(6)	First lien senior secured loan	L +	5.00%	5/21/2025	26,714,000	26,363,000	26,195,000	9.3%
Cadence, Inc.(6)(11)(14)	First lien senior secured revolving loan	L +	5.00%	5/21/2024	2,055,000	2,004,000	1,912,000	0.7%
Medline Borrower, LP(6)(10)	First lien senior secured loan	L +	3.25%	10/23/2028	25,000,000	24,882,000	24,990,000	8.9%
Packaging Coordinators Midco, Inc.(8)(10)(14)	First lien senior secured loan	L +	3.75%	11/30/2027	4,987,000	4,975,000	4,983,000	1.8%
					58,756,000	58,224,000	58,080,000	20.7%
Healthcare providers and services
Confluent Health, LLC(6)	First lien senior secured loan	L +	4.00%	11/30/2028	20,575,000	20,473,000	20,472,000	7.3%
Confluent Health, LLC(11)(12)(13)(14)	First lien senior secured delayed draw term loan	L +	4.00%	11/30/2023	—	(22,000)	(22,000)	—%
Phoenix Newco, Inc. (dba Parexel)(6)(10)(14)	First lien senior secured loan	L +	3.50%	11/15/2028	27,500,000	27,363,000	27,489,000	9.7%
Unified Women's Healthcare, LP(6)	First lien senior secured loan	L +	4.25%	12/20/2027	19,950,000	19,857,000	19,863,000	7.0%
					68,025,000	67,671,000	67,802,000	24.0%
Healthcare technology
VVC Holdings Corp. (dba Athenahealth, Inc.)(8)(10)	First lien senior secured loan	L +	4.25%	2/11/2026	17,179,000	16,961,000	17,162,000	6.1%
					17,179,000	16,961,000	17,162,000	6.1%
Infrastructure and environmental services
CHA Holding, Inc.(8)	First lien senior secured loan	L +	4.50%	4/10/2025	40,693,000	40,471,000	40,171,000	14.2%
					40,693,000	40,471,000	40,171,000	14.2%
Insurance
AmeriLife Holdings LLC(6)(10)(14)	First lien senior secured loan	L +	4.00%	3/18/2027	7,980,000	7,940,000	7,946,000	2.8%
Integro Parent Inc.(9)	First lien senior secured loan	L +	5.75%	10/31/2022	29,615,000	29,584,000	28,422,000	10.1%
Integro Parent Inc.(8)(11)(14)	First lien senior secured revolving loan	L +	4.50%	4/30/2022	6,000,000	6,000,000	5,764,000	2.0%
					43,595,000	43,524,000	42,132,000	14.9%
Internet software and services
DCert Buyer, Inc. (dba DigiCert)(6)(10)	First lien senior secured loan	L +	4.00%	10/16/2026	22,219,000	22,135,000	22,161,000	7.8%
Trader Interactive, LLC (fka Dominion Web Solutions, LLC)(9)(14)	First lien senior secured loan	L +	4.00%	7/28/2028	25,000,000	24,886,000	24,875,000	8.8%
					47,219,000	47,021,000	47,036,000	16.6%
Manufacturing
Engineered Machinery Holdings (dba Duravant)(8)(10)	First lien senior secured loan	L +	3.75%	5/19/2028	35,000,000	34,834,000	34,864,000	12.3%
Pro Mach Group, Inc.(8)(10)	First lien senior secured loan	L +	4.00%	8/31/2028	22,207,000	22,100,000	22,262,000	7.9%
Pro Mach Group, Inc.(10)(11)(13)(14)	First lien senior secured delayed draw term loan	L +	4.00%	8/31/2023	—	—	—	—%
Gloves Buyer, Inc. (dba Protective Industrial Products)(6)(14)	First lien senior secured loan	L +	4.00%	12/29/2027	7,500,000	7,463,000	7,463,000	2.6%
					64,707,000	64,397,000	64,589,000	22.8%

Owl Rock Capital Corporation
Notes to Consolidated Financial Statements (Unaudited) - Continued

ORCC Senior Loan Fund's Portfolio as of December 31, 2021 ($ in thousands)
Company(1)(2)(4)(5)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(3)	Fair Value	Percentage of Members' Equity
Professional Services
Apex Group Treasury, LLC(8)	First lien senior secured loan	L +	3.75%	7/27/2028	19,950,000	19,900,000	19,900,000	7.0%
Sovos Compliance, LLC(6)(10)	First lien senior secured loan	L +	4.50%	8/11/2028	17,055,000	17,011,000	17,087,000	6.1%
Sovos Compliance, LLC(10)(11)(13)	First lien senior secured delayed draw term loan	L +	4.50%	8/12/2023	—	—	—	—%
					37,005,000	36,911,000	36,987,000	13.1%
Total Debt Investments					798,420,000	794,202,000	790,277,000	279.9%
Total Investments					$798,420,000	$794,202,000	$790,277,000	279.9%

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
(14)Investment is not pledged as collateral under ORCC SLF’s credit facility.
Below is selected balance sheet information for ORCC SLF as of September 30, 2022 and December 31, 2021:

($ in thousands)	September 30, 2022 (Unaudited)	December 31, 2021
Assets
Investments at fair value (amortized cost of $1,019,384 and $794,202, respectively)	$981,849	$790,277
Cash	95,706	60,723
Interest receivable	2,517	1,319
Prepaid expenses and other assets	1,290	111
Total Assets	$1,081,362	$852,430
Liabilities
Debt (net of unamortized debt issuance costs of $6,111 and $5,368, respectively)	$684,272	$469,514
Distributions payable	11,775	4,518
Payable for investments purchased	18,700	91,986
Accrued expenses and other liabilities	7,861	4,056
Total Liabilities	$722,608	$570,074
Members' Equity
Members' Equity	358,754	282,356
Members' Equity	358,754	282,356
Total Liabilities and Members' Equity	$1,081,362	$852,430

Owl Rock Capital Corporation
Notes to Consolidated Financial Statements (Unaudited) - Continued
Below is selected statement of operations information for ORCC SLF for the three and nine months ended September 30, 2022 and 2021:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
($ in thousands)	2022	2021	2022	2021
Investment Income
Interest income	$19,140	$7,542	$41,884	$22,382
Other income	772	14	1,993	209
Total Investment Income	19,912	7,556	43,877	22,591
Expenses
Interest expense	7,419	2,331	14,965	7,195
Professional fees	243	181	719	570
Total Expenses	7,662	2,512	15,684	7,765
Net Investment Income Before Taxes	12,250	5,044	28,193	14,826
Tax expense (benefit)	436	201	(184)	588
Net Investment Income After Taxes	$11,814	$4,843	$28,377	$14,238
Net Realized and Change in Unrealized Gain (Loss) on Investments
Net change in unrealized gain (loss) on investments	599	869	(33,610)	2,317
Net realized gain on investments	—	18	20	155
Total Net Realized and Change in Unrealized Gain (Loss) on Investments	599	887	(33,590)	2,472
Net Increase in Members' Equity Resulting from Operations	$12,413	$5,730	$(5,213)	$16,710

Note 5. Fair Value of Investments
Investments
The following tables present the fair value hierarchy of investments as of September 30, 2022 and December 31, 2021:

	Fair Value Hierarchy as of September 30, 2022
($ in thousands)	Level 1	Level 2	Level 3	Total
First-lien senior secured debt investments	$—	$485	$9,263,764	$9,264,249
Second-lien senior secured debt investments	—	95,509	1,750,922	1,846,431
Unsecured debt investments	—	—	237,375	237,375
Preferred equity investments	—	—	329,451	329,451
Common equity investments(1)	523	—	843,979	844,502
Subtotal	$523	$95,994	$12,425,491	$12,522,008
Investments measured at NAV(2)	—	—	—	313,910
Total Investments at fair value	$523	$95,994	$12,425,491	$12,835,918
_______________
(1)Includes equity investment in Wingspire, Amergin, and Chapford SMA.
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

The following tables present changes in the fair value of investments for which Level 3 inputs were used to determine the fair value as of and for the three and nine months ended September 30, 2022 and 2021:

	As of and for the Three Months Ended September 30, 2022
($ in thousands)	First-lien senior secured debt investments	Second-lien senior secured debt investments	Unsecured debt investments	Preferred equity investments	Common equity investments	Total
Fair value, beginning of period	$9,242,688	$1,763,979	$269,752	$296,766	$730,326	$12,303,511
Purchases of investments, net	1,233,610	36,326	—	24,302	51,092	1,345,330
Payment-in-kind	19,822	1,948	6,224	3,872	159	32,025
Proceeds from investments, net	(1,279,615)	(11,688)	(22,512)	—	(8,575)	(1,322,390)
Net change in unrealized gain (loss)	37,819	(7,765)	(14,343)	4,295	70,977	90,983
Net realized gains (losses)	494	—	(1,865)	—	—	(1,371)
Net amortization/accretion of premium/discount on investments	8,946	811	119	216	—	10,092
Transfers into (out of) Level 3(1)	—	(32,689)	—	—	—	(32,689)
Fair value, end of period	$9,263,764	$1,750,922	$237,375	$329,451	$843,979	$12,425,491
________________
(1)Transfers between levels, if any, are recognized at the beginning of the period in which the transfers occur. For the three months ended September 30, 2022, transfers out of Level 3 from Level 2 were a result of changes in the observability of significant inputs for certain portfolio companies.

Owl Rock Capital Corporation
Notes to Consolidated Financial Statements (Unaudited) - Continued

	As of and for the Nine Months Ended September 30, 2022
($ in thousands)	First-lien senior secured debt investments	Second-lien senior secured debt investments	Unsecured debt investments	Preferred equity investments	Common equity investments	Total
Fair value, beginning of period	$9,539,774	$1,921,447	$196,485	$260,869	$571,616	$12,490,191
Purchases of investments, net	4,157,703	337,290	89,239	98,241	330,519	5,012,992
Payment-in-kind	64,774	7,689	15,002	13,303	467	101,235
Proceeds from investments, net	(4,432,479)	(335,797)	(22,512)	(33,693)	(137,306)	(4,961,787)
Net change in unrealized gain (loss)	(95,391)	(80,797)	(39,286)	(14,933)	78,683	(151,724)
Net realized gains (losses)	670	—	(1,865)	4,482	—	3,287
Net amortization/accretion of premium/discount on investments	29,227	2,751	312	1,182	—	33,472
Transfers into (out of) Level 3(1)	(514)	(101,661)	—	—	—	(102,175)
Fair value, end of period	$9,263,764	$1,750,922	$237,375	$329,451	$843,979	$12,425,491
_______________
(1)Transfers between levels, if any, are recognized at the beginning of the period in which the transfers occur. For the nine months ended September 30, 2022, transfers out of Level 3 into Level 2 were a result of changes in the observability of significant inputs for certain portfolio companies.

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
_______________
(1)Transfers between levels, if any, are recognized at the beginning of the period in which the transfers occur. For the nine months ended September 30, 2021, transfers into Level 3 from Level 2 were a result of changes in the observability of significant inputs for certain portfolio companies.

The following tables present information with respect to net change in unrealized gains on investments for which Level 3 inputs were used in determining the fair value that are still held by the Company for the three and nine months ended September 30, 2022 and 2021:

	Net change in unrealized gain (loss) for the Three Months Ended September 30, 2022 on Investments Held at September 30, 2022	Net change in unrealized gain (loss) for the Three Months Ended September 30, 2021 on Investments Held at September 30, 2021
First-lien senior secured debt investments	$28,663	$9,803
Second-lien senior secured debt investments	(7,756)	1,350
Unsecured debt investments	(14,345)	(7,540)
Preferred equity investments	4,295	2,832
Common equity investments	73,339	16,741
Total Investments	$84,196	$23,186

	Net change in unrealized gain (loss) for the Nine Months Ended September 30, 2022 on Investments Held at September 30, 2022	Net change in unrealized gain (loss) for the Nine Months Ended September 30, 2021 on Investments Held at September 30, 2021
First-lien senior secured debt investments	$(97,931)	$57,778
Second-lien senior secured debt investments	(80,309)	18,539
Unsecured debt investments	(39,287)	(4,762)
Preferred equity investments	(14,675)	2,719
Common equity investments	75,774	39,342
Total Investments	$(156,428)	$113,616

Owl Rock Capital Corporation
Notes to Consolidated Financial Statements (Unaudited) - Continued
The following tables present quantitative information about the significant unobservable inputs of the Company’s Level 3 investments as of September 30, 2022 and December 31, 2021. The weighted average range of unobservable inputs is based on fair value of investments. The tables are not intended to be all-inclusive but instead capture the significant unobservable inputs relevant to the Company’s determination of fair value.

As of September 30, 2022
($ in thousands)	Fair Value	Valuation Technique	Unobservable Input	(Range) Weighted Average	Impact to Valuation from an Increase in Input
First-lien senior secured debt investments	$8,989,042	Yield Analysis	Market Yield	(9.1% - 33.1%) 12.6%	Decrease
	215,687	Recent Transaction	Transaction Price	(97.5% - 99.0%) 97.9%	Increase
	59,035	Collateral Analysis	Recovery Rate	(69.0% - 69.0%) 69.0%	Increase
Second-lien senior secured debt investments	$1,740,416	Yield Analysis	Market Yield	(11.8% - 23.2%) 15.5%	Decrease
	10,506	Collateral Analysis	Recovery Rate	(16.5% - 16.5%) 16.5%	Increase
Unsecured debt investments	$232,240	Yield Analysis	Market Yield	(10.2% - 20.0%) 12.6%	Decrease
	5,135	Market Approach	EBITDA Multiple	(14.0x - 14.0x) 14.0x	Increase
Preferred equity investments	$305,431	Yield Analysis	Market Yield	(12.0% - 16.8%) 13.8%	Decrease
	23,975	Recent Transaction	Transaction Price	(97.0% - 97.0%) 97.0%	Increase
	45	Market Approach	EBITDA Multiple	(11.5x - 11.5x) 11.5x	Increase
Common equity investments	$799,574	Market Approach	EBITDA Multiple	(1.2x - 24.3x) 5.6x	Increase
	21,962	Market Approach	Revenue	(1.1x - 16.6x) 12.9x	Increase
	18,401	Recent Transaction	Transaction Price	(95.7% - 123.5%) 103.7%	Increase
	3,917	Market Approach	Transaction Price	($70.00 - $70.00) $70.00	Increase
	125	Market Approach	Gross Profit	(10.0x - 10.0x) 10.0x	Increase

Owl Rock Capital Corporation
Notes to Consolidated Financial Statements (Unaudited) - Continued

	As of December 31, 2021
($ in thousands)	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)	Impact to Valuation from an Increase in Input
First-lien senior secured debt investments	$8,670,821	Yield Analysis	Market Yield	(5.3% - 20.0%) 8.7%	Decrease
	868,953	Recent Transaction	Transaction Price	(90.5% - 99.4%) 97.4%	Increase
Second-lien senior secured debt investments(1)	$1,459,187	Yield Analysis	Market Yield	(7.8% - 15.0%) 9.6%	Decrease
	395,865	Recent Transaction	Transaction Price	(98.0% - 99.0%) 98.6%	Increase
	15,919	Collateral Analysis	Recovery Rate	(25.0% - 25.0%) 25.0%	Increase
Unsecured debt investments(2)	$179,730	Yield Analysis	Market Yield	(7.2% - 9.4%) 8.8%	Decrease
	5,135	Market Approach	EBITDA Multiple	(14.8x - 14.8x) 14.8x	Increase
Preferred equity investments	$181,394	Yield Analysis	Market Yield	(11.4% - 14.6%) 11.9%	Decrease
	75,863	Recent Transaction	Transaction Price	(97.3% - 100.0%) 98.1%	Increase
	3,612	Market Approach	EBITDA Multiple	(9.3x - 9.3x) 9.3x	Increase
Common equity investments	$488,629	Market Approach	EBITDA Multiple	(1.2x - 24.0x) 5.0x	Increase
	79,900	Recent Transaction	Transaction Price	(100.0% - 100.0%) 100.0%	Increase
	2,334	Market Approach	Transaction Price	($560.00 - $560.00) $560.00	Increase
	753	Market Approach	Gross Profit Multiple	(27.0x - 27.0x) 27.0x	Increase
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

Owl Rock Capital Corporation
Notes to Consolidated Financial Statements (Unaudited) - Continued
Debt Not Carried at Fair Value
Fair value is estimated by discounting remaining payments using applicable current market rates, which take into account changes in the Company’s marketplace credit ratings, or market quotes, if available. The following table presents the carrying and fair values of the Company’s debt obligations as of September 30, 2022 and December 31, 2021.

	September 30, 2022		December 31, 2021
($ in thousands)	Net Carrying Value(1)	Fair Value	Net Carrying Value(2)	Fair Value
Revolving Credit Facility	$391,769	$391,769	$879,943	$879,943
SPV Asset Facility II	245,107	245,107	95,668	95,668
SPV Asset Facility III	249,208	249,208	188,979	188,979
SPV Asset Facility IV	73,863	73,863	152,727	152,727
CLO I	387,253	387,253	386,989	386,989
CLO II	257,127	257,127	256,942	256,942
CLO III	258,098	258,098	257,937	257,937
CLO IV	287,674	287,674	287,342	287,342
CLO V	506,965	506,965	194,167	194,167
CLO VI	258,246	258,246	258,093	258,093
CLO VII	237,266	237,266	—	—
2024 Notes	384,328	396,000	406,481	427,000
2025 Notes	420,841	398,438	419,674	443,063
July 2025 Notes	494,912	458,750	493,637	518,750
2026 Notes	492,635	455,000	491,085	526,250
July 2026 Notes	981,868	860,000	978,537	1,017,500
2027 Notes	433,638	401,250	497,537	488,750
2028 Notes	835,356	648,125	833,588	837,250
Total Debt	$7,196,154	$6,770,139	$7,079,326	$7,217,350
_______________
(1)The carrying value of the Company’s Revolving Credit Facility, SPV Asset Facility II, SPV Asset Facility III, SPV Asset Facility IV, CLO I, CLO II, CLO III, CLO IV, CLO V, CLO VI, CLO VII, 2024 Notes, 2025 Notes, July 2025 Notes, 2026 Notes, July 2026 Notes, 2027 Notes and 2028 Notes are presented net of deferred financing costs of $15.1 million, $4.9 million, $0.8 million, $2.6 million, $2.7 million, $2.9 million, $1.9 million, $4.8 million, $2.7 million, $1.8 million, $1.9 million, $3.4 million, $4.2 million, $5.1 million, $7.4 million, $18.1 million, $8.4 million and $14.6 million, respectively.
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
The following table presents fair value measurements of the Company’s debt obligations as of September 30, 2022 and December 31, 2021:

($ in thousands)	September 30, 2022	December 31, 2021
Level 1	$—	$—
Level 2	3,617,563	4,258,563
Level 3	3,152,576	2,958,787
Total Debt	$6,770,139	$7,217,350
Financial Instruments Not Carried at Fair Value
As of September 30, 2022 and December 31, 2021, the carrying amounts of the Company’s assets and liabilities, other than investments at fair value and debt, approximate fair value due to their short maturities.

Owl Rock Capital Corporation
Notes to Consolidated Financial Statements (Unaudited) - Continued
Note 6. Debt
In accordance with the 1940 Act, with certain limitations, the Company is allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 150%. As of September 30, 2022 and December 31, 2021, the Company’s asset coverage was 180% and 182%, respectively.
Debt obligations consisted of the following as of September 30, 2022 and December 31, 2021:

	September 30, 2022
($ in thousands)	Aggregate Principal Committed	Outstanding Principal	Amount Available(1)	Net Carrying Value(2)
Revolving Credit Facility(3)(5)	$1,855,000	$406,913	$1,395,174	$391,769
SPV Asset Facility II	350,000	250,000	100,000	245,107
SPV Asset Facility III	250,000	250,000	—	249,208
SPV Asset Facility IV	250,000	76,484	173,516	73,863
CLO I	390,000	390,000	—	387,253
CLO II	260,000	260,000	—	257,127
CLO III	260,000	260,000	—	258,098
CLO IV	292,500	292,500	—	287,674
CLO V	509,625	509,625	—	506,965
CLO VI	260,000	260,000	—	258,246
CLO VII	239,150	239,150	—	237,266
2024 Notes(4)	400,000	400,000	—	384,328
2025 Notes	425,000	425,000	—	420,841
July 2025 Notes	500,000	500,000	—	494,912
2026 Notes	500,000	500,000	—	492,635
July 2026 Notes	1,000,000	1,000,000	—	981,868
2027 Notes(4)	500,000	500,000	—	433,638
2028 Notes	850,000	850,000	—	835,356
Total Debt	$9,091,275	$7,369,672	$1,668,690	$7,196,154
______________
(1)The amount available reflects any collateral related limitations at the Company level related to each credit facility’s borrowing base.
(2)The carrying value of the Company’s Revolving Credit Facility, SPV Asset Facility II, SPV Asset Facility III, SPV Asset Facility IV, CLO I, CLO II, CLO III, CLO IV, CLO V, CLO VI, CLO VII, 2024 Notes, 2025 Notes, July 2025 Notes, 2026 Notes, July 2026 Notes, 2027 Notes and 2028 Notes are presented net of deferred financing costs of $15.1 million, $4.9 million, $0.8 million, $2.6 million, $2.7 million, $2.9 million, $1.9 million, $4.8 million, $2.7 million, $1.8 million, $1.9 million, $3.4 million, $4.2 million, $5.1 million, $7.4 million, $18.1 million, $8.4 million and $14.6 million respectively.
(3)Includes the unrealized translation gain (loss) on borrowings denominated in foreign currencies.
(4)Inclusive of change in fair market value of effective hedge.
(5)The amount available is reduced by $52.9 million of outstanding letters of credit.

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
(4)Inclusive of change in fair market value of effective hedge.
(5)The amount available is reduced by $55.3 million of outstanding letters of credit.
For the three and nine months ended September 30, 2022 and 2021 the components of interest expense were as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
($ in thousands)	2022	2021	2022	2021
Interest expense	$73,539	$50,054	$184,354	$139,502
Amortization of debt issuance costs	6,311	6,731	21,133	18,882
Net change in unrealized gain (loss) on effective interest rate swaps and hedged items(1)	1,360	(269)	4,448	653
Total Interest Expense	$81,210	$56,516	$209,935	$159,037
Average interest rate	3.9%	2.9%	3.4%	3.0%
Average daily borrowings	$7,368,456	$6,713,786	$7,218,099	$6,050,836
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

Owl Rock Capital Corporation
Notes to Consolidated Financial Statements (Unaudited) - Continued

Description of Facilities
Revolving Credit Facility
On August 26, 2022, the Company entered into an Amended and Restated Senior Secured Revolving Credit Agreement (the “Revolving Credit Facility”), which amends and restates in its entirety that certain Senior Secured Revolving Credit Agreement, dated as of February 1, 2017 (as amended, restated, supplemented or otherwise modified prior to August 26, 2022). The parties to the Revolving Credit Facility include the Company, as Borrower, the lenders from time to time parties thereto (each a “Revolving Credit Lender” and collectively, the “Revolving Credit Lenders”) and Truist Bank, as Administrative Agent.
The Revolving Credit Facility is guaranteed by certain domestic subsidiaries of the Company in existence as of the closing date of the Revolving Credit Facility, and will be guaranteed by certain domestic subsidiaries of the Company that are formed or acquired by the Company in the future (collectively, the “Guarantors”). Proceeds of the Revolving Credit Facility may be used for general corporate purposes, including the funding of portfolio investments.
The maximum principal amount of the Revolving Credit Facility is $1.855 billion, subject to availability under the borrowing base, which is based on the Company’s portfolio investments and other outstanding indebtedness. Maximum capacity under the Revolving Credit Facility may be increased to $2.7825 billion through the Company’s exercise of an uncommitted accordion feature through which existing and new lenders may, at their option, agree to provide additional financing. The Revolving Credit Facility includes a $200 million limit for swingline loans and is secured by a perfected first-priority interest in substantially all of the portfolio investments held by the Company and each Guarantor, subject to certain exceptions.
The availability period under the Revolving Credit Facility will terminate on March 31, 2023, with respect to $60 million of commitments, September 3, 2024, with respect to $15 million of commitments (together, the "Non-Extending Commitments"), and on August 26, 2026, with respect to the remaining commitments (such remaining commitments, the "Extending Commitments") (together, the “Revolving Credit Facility Commitment Termination Date”). The Revolving Credit Facility will mature on April 2, 2024 with respect to $60 million of commitments, September 3, 2025, with respect to $15 million of commitments, and on August 26, 2027, with respect to the remaining commitments (together, the “Revolving Credit Facility Maturity Date”). During the period from the earliest Revolving Credit Facility Commitment Termination Date to the final Revolving Credit Facility Maturity Date, the Company will be obligated to make mandatory prepayments under the Revolving Credit Facility out of the proceeds of certain asset sales and other recovery events and equity and debt issuances.
The Company may borrow amounts in U.S. dollars or certain other permitted currencies. Amounts drawn under the Revolving Credit Facility with respect to the Extending Commitments in U.S. dollars will bear interest at either (i) term SOFR plus any applicable credit adjustment spread plus margin of either 1.875% per annum or, if the gross borrowing base is greater than or equal to the product of 1.60 and the combined debt amount, 1.75% per annum or (ii) the alternative base rate plus margin of either 0.875% per annum or, if the gross borrowing base is greater than or equal to the product of 1.60 and the combined debt amount, 0.75% per annum. Amounts drawn under the Revolving Credit Facility with respect to the Non-Extending Commitments in U.S. Dollars will bear interest at either (i) term SOFR plus any applicable credit adjustment spread plus margin of 2.00% per annum or (ii) the alternative base rate plus margin of 1.00% per annum. With respect to loans denominated in U.S. dollars, the Company may elect either term SOFR or the alternative base rate at the time of drawdown, and such loans may be converted from one rate to another at any time at the Company’s option, subject to certain conditions. Amounts drawn under the Revolving Credit Facility with respect to the Extending Commitments in other permitted currencies will bear interest at the relevant rate specified therein (including any applicable credit adjustment spread) plus margin of either 1.875% per annum or, if the gross borrowing base is greater than or equal to the product of 1.60 and the combined debt amount, 1.75% per annum. Amounts drawn under the Revolving Credit Facility with respect to the Non-Extending Commitments in other permitted currencies will bear interest at the relevant rate specified therein (including any applicable credit adjustment spread) plus margin of 2.00% per annum. The Company will also pay a fee of 0.375% on undrawn amounts under the Revolving Credit Facility.
The Revolving Credit Facility includes customary covenants, including certain limitations on the incurrence by the Company of additional indebtedness and on the Company’s ability to make distributions to the Company’s shareholders, or redeem, repurchase or retire shares of stock, upon the occurrence of certain events and certain financial covenants related to asset coverage and other maintenance covenants, as well as customary events of default. The Revolving Credit Facility requires a minimum asset coverage ratio with respect to the consolidated assets of the Company and its subsidiaries to senior securities that constitute indebtedness of no less than 1.50 to 1.00 at any time.
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
With respect to revolving loans, amounts drawn bear interest at Term SOFR (or, in the case of certain lenders that are commercial paper conduits, the lower of their cost of funds and Term SOFR plus 0.40%) plus a spread that steps up from 2.30% to 2.55% during the period March 25, 2022 to the date on which the reinvestment period ends. With respect to term loans, amounts drawn bear interest at Term SOFR (or, in the case of certain lenders that are commercial paper conduits, the lower of their cost of funds and Term SOFR plus 0.40%) plus a spread that steps up from 2.30% to 2.55% during the same period. From March 25, 2022 to the SPV Asset Facility II Commitment Termination Date, there is a commitment fee ranging from 0.50% to 0.625% per annum on the undrawn amount, if any, of the revolving commitments in the SPV Asset Facility II. The SPV Asset Facility II contains customary covenants, including certain financial maintenance covenants, limitations on the activities of ORCC Financing II, including limitations on incurrence of incremental indebtedness, and customary events of default. The SPV Asset Facility II is secured by a perfected first priority security

Owl Rock Capital Corporation
Notes to Consolidated Financial Statements (Unaudited) - Continued
interest in the assets of ORCC Financing II and on any payments received by ORCC Financing II in respect of those assets. Assets pledged to the SPV Asset Facility II Lenders will not be available to pay the debts of the Company.
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
Amounts drawn bear interest at term SOFR (or, in the case of certain SPV Lenders III that are commercial paper conduits, the lower of (a) their cost of funds and (b) term SOFR, such term SOFR not to be lower than zero) plus a spread equal to 2.20% per annum, which spread will increase (a) on and after the end of the SPV Asset Facility III Revolving Period by 0.15% per annum if no event of default has occurred and (b) by 2.00% per annum upon the occurrence of an event of default (such spread, the “Applicable Margin”). Term SOFR may be replaced as a base rate under certain circumstances. The Company predominantly borrows utilizing term SOFR rate loans, generally electing one-month SOFR upon borrowing. During the Revolving Period, ORCC Financing III will pay an undrawn fee ranging from 0.25% to 0.50% per annum on the undrawn amount, if any, of the revolving commitments in the SPV Asset Facility III. During the SPV Asset Facility III Revolving Period, if the undrawn commitments are in excess of a certain portion (initially 20% and increasing in stages to 75%) of the total commitments under the SPV Asset Facility III, ORCC Financing III will also pay a make-whole fee equal to the Applicable Margin multiplied by such excess undrawn commitment amount, reduced by the undrawn fee payable on such excess. The SPV Asset Facility III contains customary covenants, including certain financial maintenance covenants, limitations on the activities of ORCC Financing III, including limitations on incurrence of incremental indebtedness, and customary events of default. The SPV Asset Facility III is secured by a perfected first priority security interest in the assets of ORCC Financing III and on any payments received by ORCC Financing III in respect of those assets. Assets pledged to the SPV Asset Facility III Lenders will not be available to pay the debts of the Company.
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

Owl Rock Capital Corporation
Notes to Consolidated Financial Statements (Unaudited) - Continued
From time to time, the Company expects to sell and contribute certain investments to ORCC Financing IV pursuant to a Sale and Contribution Agreement by and between the Company and ORCC Financing IV. No gain or loss will be recognized as a result of the contribution. Proceeds from the SPV Asset Facility IV will be used to finance the origination and acquisition of eligible assets by ORCC Financing IV, including the purchase of such assets from the Company. The Company retains a residual interest in assets contributed to or acquired by ORCC Financing IV through its ownership of ORCC Financing IV. The maximum principal amount of the SPV Asset Facility IV is $250 million; the availability of this amount is subject to an overcollateralization ratio test, which is based on the value of ORCC Financing IV’s assets from time to time, and satisfaction of certain conditions, including an interest coverage ratio test, certain concentration limits and collateral quality tests.
The SPV Asset Facility IV provides for the ability to (1) draw term loans and (2) draw and redraw revolving loans under the SPV Asset Facility IV until the last day of the reinvestment period unless the revolving commitments are terminated or converted to term loans sooner as provided in the SPV Asset Facility IV (the “SPV Asset Facility IV Commitment Termination Date”). Unless otherwise terminated, the SPV Asset Facility IV will mature on October 1, 2030 (the “SPV Asset Facility IV Stated Maturity”). Prior to the SPV Asset Facility IV Stated Maturity, proceeds received by ORCC Financing IV from principal and interest, dividends, or fees on assets must be used to pay fees, expenses and interest on outstanding borrowings, and the excess may be returned to the Company, subject to certain conditions. On the SPV Asset Facility IV Stated Maturity, ORCC Financing IV must pay in full all outstanding fees and expenses and all principal and interest on outstanding borrowings, and the excess may be returned to the Company.
From the SPV Asset Facility IV Closing Date to the SPV Asset Facility IV Commitment Termination Date, there is a commitment fee ranging from 0.50% to 0.75% per annum on the undrawn amount, if any, of the revolving commitments in the SPV Asset Facility IV. The SPV Asset Facility IV contains customary covenants, including certain financial maintenance covenants, limitations on the activities of ORCC Financing IV, including limitations on incurrence of incremental indebtedness, and customary events of default. The SPV Asset Facility IV is secured by a perfected first priority security interest in the assets of ORCC Financing IV and on any payments received by ORCC Financing IV in respect of those assets. Assets pledged to the Lenders will not be available to pay the debts of the Company.
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
In the CLO I Transaction the CLO I Issuers (A) issued the following notes pursuant to an indenture and security agreement dated as of the CLO I Closing Date (the “CLO I Indenture”), by and among the CLO I Issuers and State Street Bank and Trust Company: (i) $242 million of AAA(sf) Class A Notes, which bear interest at three-month LIBOR plus 1.80%, (ii) $30 million of AAA(sf) Class A-F Notes, which bear interest at a fixed rate of 4.165%, and (iii) $68 million of AA(sf) Class B Notes, which bear interest at three-month LIBOR plus 2.70% (together, the “CLO I Notes”) and (B) borrowed $50 million under floating rate loans (the “Class A Loans” and together with the CLO I Notes, the “CLO I Debt”), which bear interest at three-month LIBOR plus 1.80%, under a credit agreement (the “CLO I Credit Agreement”), dated as of the CLO I Closing Date, by and among the CLO I Issuers, as borrowers, various financial institutions, as lenders, and State Street Bank and Trust Company, as collateral trustee and loan agent. The Class A Loans may be exchanged by the lenders for Class A Notes at any time, subject to certain conditions under the CLO I Credit Agreement and the CLO I Indenture. The CLO I Debt is scheduled to mature on May 20, 2031. The CLO I Notes were privately placed by Natixis Securities Americas, LLC and SG Americas Securities, LLC.
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
The CLO IV Transaction was executed by the issuance of the following classes of notes and preferred shares pursuant to an indenture and security agreement dated as of the CLO IV Closing Date (the “CLO IV Indenture”), by and among the CLO IV Issuers and State Street Bank and Trust Company: (i) $236.5 million of AAA(sf) Class A-1 Notes, which bear interest at three-month LIBOR plus 2.62% and (ii) $15.5 million of AAA(sf) Class A-2 Notes, which bear interest at three-month LIBOR plus 3.40% (together, the “CLO IV Secured Notes”). The CLO IV Secured Notes are secured by the middle market loans, participation interests in middle market loans and other assets of the CLO IV Issuer. The CLO IV Secured Notes are scheduled to mature on May 20, 2029. The CLO IV Secured Notes were privately placed by Natixis Securities Americas LLC.
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
As part of the CLO IV Transaction, the Company entered into a loan sale agreement with the CLO IV Issuer dated as of the CLO IV Closing Date, which provided for the sale and contribution of approximately $275.07 million par amount of middle market loans from the Company to the CLO IV Issuer on the CLO IV Closing Date and for future sales from the Company to the CLO IV Issuer on an ongoing basis. Such loans constituted part of the initial portfolio of assets securing the CLO IV Secured Notes. The remainder of the initial portfolio assets securing the CLO IV Secured Notes consisted of approximately $174.92 million par amount of middle market loans purchased by the CLO IV Issuer from ORCC Financing II LLC, a wholly-owned subsidiary of the Company, under an additional loan sale agreement executed on the CLO IV Closing Date between the CLO IV Issuer and ORCC Financing II LLC. The Company and ORCC Financing II LLC each made customary representations, warranties, and covenants to the Issuer under the applicable loan sale agreement.
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
The CLO IV Refinancing was executed by the issuance of the following classes of notes pursuant to the CLO IV Indenture as supplemented by the supplemental indenture dated as of the CLO IV Refinancing Date (the “CLO IV Refinancing Indenture”), by and among the CLO IV Issuers and State Street Bank and Trust Company: (i) $252 million of AAA(sf) Class A-1-R Notes, which bear interest at three-month LIBOR plus 1.60% and (ii) $40.5 million of AA(sf) Class A-2-R Notes, which bear interest at three-month LIBOR plus 1.90% (together, the “CLO IV Refinancing Secured Notes”). The CLO IV Refinancing Secured Notes are secured by the middle market loans, participation interests in middle market loans and other assets of the Issuer. The CLO IV Refinancing Secured Notes are scheduled to mature on August 20, 2033. The CLO IV Refinancing Secured Notes were privately placed by Natixis Securities Americas LLC. Upon the occurrence of certain triggering events relating to the end of LIBOR, a different benchmark rate will replace LIBOR as the reference rate for interest accruing on the CLO IV Refinancing Secured Notes. The proceeds from the CLO IV Refinancing were used to redeem in full the classes of notes issued on the CLO IV Closing Date, to redeem a portion of the preferred shares of the CLO IV Issuer as described below and to pay expenses incurred in connection with the CLO IV Refinancing.
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
Through August 20, 2025, a portion of the proceeds received by the CLO IV Issuer from the loans securing the CLO IV Refinancing Secured Notes may be used by the CLO IV Issuer to purchase additional middle market loans under the direction of the Advisor, in its capacity as collateral manager for the CLO IV Issuer and in accordance with the Company’s investing strategy and ability to originate eligible middle market loans.
The CLO IV Refinancing Secured Notes are the secured obligation of the CLO IV Issuers, and the CLO IV Refinancing Indenture includes customary covenants and events of default. The CLO IV Refinancing Secured Notes have not been registered under the Securities Act, or any state securities (e.g., “blue sky”) laws, and may not be offered or sold in the United States absent registration with the Securities and Exchange Commission or pursuant to an applicable exemption from such registration.
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
The CLO V Transaction was executed by the issuance of the following classes of notes and preferred shares pursuant to an indenture and security agreement dated as of the CLO V Closing Date (the “CLO V Indenture”), by and among the CLO V Issuers and State Street Bank and Trust Company: (i) $182 million of AAA(sf)/AAAsf Class A-1 Notes, which bear interest at three-month LIBOR plus 1.85% and (ii) $14 million of AAA(sf) Class A-2 Notes, which bear interest at three-month LIBOR plus 2.20% (together, the “CLO V Secured Notes”). The CLO V Secured Notes are secured by the middle market loans, participation interests in middle market loans and other assets of the CLO V Issuer. The CLO V Secured Notes are scheduled to mature on November 20, 2029. The CLO V Secured Notes were privately placed by Natixis Securities Americas LLC.
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
The CLO V Refinancing Secured Notes are the secured obligation of the CLO V Refinancing Issuer, and the CLO V Refinancing Indenture includes customary covenants and events of default. The CLO V Refinancing Secured Notes have not been registered under the Securities Act, or any state securities (e.g., “blue sky”) laws, and may not be offered or sold in the United States absent registration with the Securities and Exchange Commission or pursuant to an applicable exemption from such registration.
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
The CLO VI Transaction was executed by the issuance of the following classes of notes and preferred shares pursuant to an indenture and security agreement dated as of the CLO VI Closing Date (the “CLO VI Indenture”), by and among the CLO VI Issuers and State Street Bank and Trust Company: (i) $224 million of AAA(sf) Class A Notes, which bear interest at three-month LIBOR plus 1.45%, (ii) $26 million of AA(sf) Class B-1 Notes, which bear interest at three-month LIBOR plus 1.75% and (iii) $10 million of AA(sf) Class B-F Notes, which bear interest at a fixed rate of 2.83% (together, the “CLO VI Secured Notes”). The CLO VI Secured Notes are secured by the middle market loans, participation interests in middle market loans and other assets of the CLO VI Issuer. The CLO VI Secured Notes are scheduled to mature on June 21, 2032. The CLO VI Secured Notes are privately placed by SG Americas Securities, LLC. Upon the occurrence of certain triggering events relating to the end of LIBOR, a different benchmark rate will replace LIBOR as the reference rate for interest accruing on the CLO VI Secured Notes.
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
As part of the CLO VI Transaction, the Company entered into a loan sale agreement with the CLO VI Issuer dated as of the CLO VI Closing Date, which provides for the sale and contribution of approximately $205.6 million par amount of middle market loans from the Company to the CLO VI Issuer on the CLO VI Closing Date and for future sales from the Company to the CLO VI Issuer on an ongoing basis. Such loans constitute part of the initial portfolio of assets securing the CLO VI Secured Notes. The remainder of the initial portfolio assets securing the CLO VI Secured Notes consists of approximately $164.7 million par amount of middle market loans purchased by the CLO VI Issuer from ORCC Financing IV LLC, a wholly-owned subsidiary of the Company, under an additional loan sale agreement executed on the CLO VI Closing Date between the CLO VI Issuer and ORCC Financing IV LLC. The Company and ORCC Financing IV LLC each made customary representations, warranties, and covenants to the CLO VI Issuer under the applicable loan sale agreement.
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
The Secured Notes are the secured obligation of the CLO VI Issuers, and the CLO VI Indenture includes customary covenants and events of default. The CLO VI Secured Notes have not been registered under the Securities Act, or any state securities (e.g., “blue sky”) laws, and may not be offered or sold in the United States absent registration with the Securities and Exchange Commission or pursuant to an applicable exemption from such registration.
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
CLO VII
On July 26, 2022 (the “CLO VII Closing Date”), the Company completed a $350.47 million term debt securitization transaction (the “CLO VII Transaction”), also known as a collateralized loan obligation transaction, which is a form of secured financing incurred by the Company. The secured notes and preferred shares issued in the CLO VII Transaction and the secured loan borrowed in the CLO VII Transaction were issued and incurred, as applicable, by the Company’s consolidated subsidiary Owl Rock CLO VII, LLC, a limited liability organized under the laws of the State of Delaware (the “CLO VII Issuer”) and are backed by a portfolio of collateral obligations consisting of middle market loans and participation interests in middle market loans as well as by other assets of the CLO VII Issuer.
The CLO VII Transaction was executed by (A) the issuance of the following classes of notes and preferred shares pursuant to an indenture and security agreement dated as of the CLO VII Closing Date (the “CLO VII Indenture”), by and among the CLO VII Issuer and State Street Bank and Trust Company: (i) $48 million of AAA(sf) Class A-1 Notes, which bear interest at three-month term SOFR plus 2.10%, (ii) $24 million of AAA(sf) Class A-2 Notes, which bear interest at 5.00%, (iii) $6 million of AA(sf) Class B-1 Notes, which bear interest at three-month term SOFR plus 2.85% and (iv) $26.15 million of AA(sf) Class B-2 Notes, which bear interest at 5.71% and (v) $10 million of A(sf) Class C Notes, which bear interest at 6.86% (together, the “CLO VII Secured Notes”) and (B) the borrowing by the CLO VII Issuer of $75 million under floating rate Class A-L1 loans (the “CLO VII Class A-L1 Loans”) and $50 million under floating rate Class A-L2 loans (the “CLO VII Class A-L2 Loans” and together with the CLO VII Class A-L1 Loans and the CLO VII Secured Notes, the “CLO VII Debt”). The CLO VII Class A-L1 Loans and the CLO VII Class A-L2 Loans bear interest at three-month term SOFR plus 2.10%. The CLO VII Class A-L1 Loans were borrowed under a credit agreement (the “CLO VII A-L1 Credit Agreement”), dated as of the CLO VII Closing Date, by and among the CLO VII Issuer, as borrower, various financial institutions, as lenders, and State Street Bank and Trust Company, as collateral trustee and loan agent and the CLO VII Class A-L2 Loans were borrowed under a credit agreement (the “CLO VII A-L2 Credit Agreement”), dated as of the CLO VII Closing Date, by and among the CLO VII Issuer, as borrower, various financial institutions, as lenders, and State Street Bank and Trust Company, as collateral trustee and loan agent. The CLO VII Debt is secured by middle market loans, participation interests in middle market loans and other assets of the CLO VII Issuer. The CLO VII Debt is scheduled to mature on July 20, 2033. The CLO VII Secured Notes were privately placed by SG Americas Securities, LLC as Initial Purchaser.
Concurrently with the issuance of the CLO VII Secured Notes and the borrowing under the CLO VII Class A-L1 Loans and CLO VII Class A-L2 Loans, the CLO VII Issuer issued approximately $111.32 million of subordinated securities in the form of 111,320 preferred shares at an issue price of U.S.$1,000 per share (the “CLO VII Preferred Shares”). The CLO VII Preferred Shares were issued by the CLO VII Issuer as part of its issued share capital and are not secured by the collateral securing the CLO VII Debt. The Company purchased all of the CLO VII Preferred Shares. The Company acts as retention holder in connection with the CLO VII Transaction for the purposes of satisfying certain U.S. and European Union regulations requiring sponsors of securitization transactions to retain exposure to the performance of the securitized assets and as such is required to retain a portion of the CLO VII Preferred Shares.

Owl Rock Capital Corporation
Notes to Consolidated Financial Statements (Unaudited) - Continued
As part of the CLO VII Transaction, the Company entered into a loan sale agreement with the CLO VII Issuer dated as of the CLO VII Closing Date, which provided for the sale and contribution of approximately $255.548 million par amount of middle market loans from the Company to the CLO VII Issuer on the CLO VII Closing Date and for future sales from the Company to the CLO VII Issuer on an ongoing basis. Such loans constituted part of the initial portfolio of assets securing the CLO VII Debt. The remainder of the initial portfolio assets securing the CLO VII Debt consisted of approximately $93.313 million par amount of middle market loans purchased by the CLO VII Issuer from ORCC Financing IV LLC, a wholly-owned subsidiary of the Company, under an additional loan sale agreement executed on the CLO VII Closing Date between the CLO VII Issuer and ORCC Financing IV LLC. The Company and ORCC Financing IV LLC each made customary representations, warranties, and covenants to the CLO VII Issuer under the applicable loan sale agreement.
Through July 20, 2025, a portion of the proceeds received by the CLO VII Issuer from the loans securing the CLO VII Debt may be used by the CLO VII Issuer to purchase additional middle market loans under the direction of the Adviser, in its capacity as collateral manager for the CLO VII Issuer and in accordance with the Company’s investing strategy and ability to originate eligible middle market loans.
The CLO VII Debt is the secured obligation of the CLO VII Issuer, and the CLO VII Indenture, the CLO VII A-L1 Credit Agreement and the CLO VII A-L2 Credit Agreement each include customary covenants and events of default. The CLO VII Secured Notes have not been registered under the Securities Act, or any state securities (e.g., “blue sky”) laws, and may not be offered or sold in the United States absent registration with the Securities and Exchange Commission or pursuant to an applicable exemption from such registration.
The Adviser will serve as collateral manager for the CLO VII Issuer under a collateral management agreement dated as of the CLO VII Closing Date. The Adviser is entitled to receive fees for providing these services. The Adviser has waived its right to receive such fees but may rescind such waiver at any time; provided, however, that if the Adviser rescinds such waiver, the management fee payable to the Adviser pursuant to the Amended and Restated Investment Advisory Agreement, between the Adviser and the Company will be offset by the amount of the collateral management fee attributable to the CLO VII Issuer’s equity or notes owned by the Company.
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
In connection with the offering of the 2023 Notes, on December 21, 2017 the Company entered into a centrally cleared interest rate swap. The notional amount of the interest rate swap was $150 million. The Company received fixed rate interest semi-annually at 4.75% and paid variable rate interest monthly based on 1-month LIBOR plus 2.545%. The interest rate swap matured on December 21, 2021, and therefore, for the three and nine months ended September 30, 2022, the Company did not make any periodic payments. For the three and nine months ended September 30, 2021, the Company made periodic payments of $1.0 million and $3.0 million, respectively. The interest expense related to the 2023 Notes is equally offset by the proceeds received from the interest rate swap. The swap adjusted interest expense is included as a component of interest expense on the Company’s Consolidated Statements of Operations. Depending on the nature of the balance at period end, the fair value of the interest rate swap is either included as a component of accrued expenses and other liabilities or prepaid expenses and other assets on the Company’s Consolidated Statements of Assets and Liabilities. The change in fair value of the interest rate swap is offset by the change in fair value of the 2023 Notes, with the remaining difference included as a component of interest expense on the Consolidated Statements of Operations.
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

Owl Rock Capital Corporation
Notes to Consolidated Financial Statements (Unaudited) - Continued
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
In connection with the issuance of the 2024 Notes, on April 10, 2019 the Company entered into centrally cleared interest rate swaps. The notional amount of the interest rate swaps is $400 million. The Company will receive fixed rate interest at 5.25% and pay variable rate interest based on one-month LIBOR plus 2.937%. The interest rate swaps mature on April 10, 2024. For the three months ended September 30, 2022, the Company did not make periodic payments. For the nine months ended September 30, 2022, the Company made periodic payments of $4.3 million. For the three months ended September 30, 2021, the Company did not make periodic payments. For the nine months ended September 30, 2021, the Company made periodic payments of $4.3 million. The interest expense related to the 2024 Notes is equally offset by the proceeds received from the interest rate swaps. The swap adjusted interest expense is included as a component of interest expense on the Company’s Consolidated Statements of Operations. As of September 30, 2022 and December 31, 2021, the interest rate swap had a fair value of $(12.7) million and $12.0 million, respectively. Depending on the nature of the balance at period end, the fair value of the interest rate swap is either included as a component of accrued expenses and other liabilities or prepaid expenses and other assets on the Company’s Consolidated Statements of Assets and Liabilities. The change in fair value of the interest rate swap is offset by the change in fair value of the 2024 Notes, with the remaining difference included as a component of interest expense on the Consolidated Statements of Operations.
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
In connection with the issuance of the 2027 Notes, on April 26, 2021, the Company entered into centrally cleared interest rate swaps. The notional amount of the interest rate swaps is $500 million. The Company will receive fixed rate interest at 2.625% and pay variable rate interest based on one-month LIBOR plus 1.655%. The interest rate swaps mature on January 15, 2027. For the three and nine months ended September 30, 2022, the Company made periodic payments of $1.0 million and $3.1 million, respectively. For the three and nine months ended September 30, 2021, the Company made periodic payments of $0.9 million. The interest expense related to the 2027 Notes is equally offset by the proceeds received from the interest rate swaps. The swap adjusted interest expense is included as a component of interest expense on the Company’s Consolidated Statements of Operations. As of September 30, 2022 and December 31, 2021, the interest rate swap had a fair value of $(61.1) million and $7.6 million, respectively. Depending on the nature of the balance at period end, the fair value of the interest rate swaps is either included as a component of accrued expenses and other liabilities or prepaid expenses and other assets on the Company’s Consolidated Statements of Assets and Liabilities. The change in fair value of the interest rate swaps is offset by the change in fair value of the 2027 Notes, with the remaining difference included as a component of interest expense on the Consolidated Statements of Operations.
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

Owl Rock Capital Corporation
Notes to Consolidated Financial Statements (Unaudited) - Continued
Note 7. Commitments and Contingencies
Portfolio Company Commitments
From time to time, the Company may enter into commitments to fund investments. As of September 30, 2022 and December 31, 2021, the Company had the following outstanding commitments to fund investments in current portfolio companies:

Portfolio Company	Investment	September 30, 2022	December 31, 2021
($ in thousands)
3ES Innovation Inc. (dba Aucerna)	First lien senior secured revolving loan	$2,193	$3,893
AAM Series 1.1 Rail and Domestic Intermodal Feeder, LLC	LLC Interest	45,000	—
AAM Series 2.1 Aviation Feeder, LLC	LLC Interest	43,632	—
ABB/Con-cise Optical Group LLC	First lien senior secured revolving loan	495	—
Accela, Inc.	First lien senior secured revolving loan	1,500	3,000
Alera Group, Inc.	First lien senior secured delayed draw term loan	—	417
AmeriLife Holdings LLC	First lien senior secured delayed draw term loan	182	—
AmeriLife Holdings LLC	First lien senior secured revolving loan	91	—
AmSpec Group, Inc. (fka AmSpec Services Inc.)	First lien senior secured revolving loan	11,750	10,665
Anaplan, Inc.	First lien senior secured revolving loan	9,722	—
Apex Group Treasury, LLC	Second lien senior secured delayed draw term loan	—	25,147
Apex Service Partners, LLC	First lien senior secured delayed draw term loan	164	—
Apex Service Partners, LLC	First lien senior secured revolving loan	50	—
Apptio, Inc.	First lien senior secured revolving loan	1,667	1,667
Aramsco, Inc.	First lien senior secured revolving loan	8,099	8,378
Ardonagh Midco 3 PLC	First lien senior secured GBP delayed draw term loan	9,097	11,038
Armstrong Bidco Limited (dba The Access Group)	First lien senior secured delayed draw term loan	760	—
Ascend Buyer, LLC (dba PPC Flexible Packaging)	First lien senior secured revolving loan	489	471
Associations, Inc.	First lien senior secured delayed draw term loan	46,567	—
Associations, Inc.	First lien senior secured revolving loan	32,923	32,923
AxiomSL Group, Inc.	First lien senior secured delayed draw term loan	8,331	8,331
AxiomSL Group, Inc.	First lien senior secured revolving loan	18,227	18,227
Bayshore Intermediate #2, L.P. (dba Boomi)	First lien senior secured revolving loan	6,913	6,913
BCPE Osprey Buyer, Inc. (dba PartsSource)	First lien senior secured delayed draw term loan	28,014	28,014
BCPE Osprey Buyer, Inc. (dba PartsSource)	First lien senior secured revolving loan	11,855	11,855
BCTO BSI Buyer, Inc. (dba Buildertrend)	First lien senior secured revolving loan	8,036	2,339
Blend Labs, Inc.	First lien senior secured revolving loan	7,500	7,500
BP Veraison Buyer, LLC (dba Sun World)	First lien senior secured delayed draw term loan	29,054	29,054
BP Veraison Buyer, LLC (dba Sun World)	First lien senior secured revolving loan	8,716	8,716
Brightway Holdings, LLC	First lien senior secured revolving loan	3,158	3,158
Centrify Corporation	First lien senior secured revolving loan	3,409	6,817
Chapford SMA Partnership, L.P.	LP Interest	8,575	—
CivicPlus, LLC	First lien senior secured delayed draw term loan	—	6,673
CivicPlus, LLC	First lien senior secured revolving loan	2,698	1,335
Denali BuyerCo, LLC (dba Summit Companies)	First lien senior secured delayed draw term loan	4,008	9,849
Denali BuyerCo, LLC (dba Summit Companies)	First lien senior secured revolving loan	2,998	3,556
Diamondback Acquisition, Inc. (dba Sphera)	First lien senior secured delayed draw term loan	1,080	1,080
Dodge Data & Analytics LLC	First lien senior secured revolving loan	—	1,888

Owl Rock Capital Corporation
Notes to Consolidated Financial Statements (Unaudited) - Continued

Portfolio Company	Investment	September 30, 2022	December 31, 2021
Douglas Products and Packaging Company LLC	First lien senior secured revolving loan	8,619	3,936
EET Buyer, Inc. (dba e-Emphasys)	First lien senior secured revolving loan	455	455
Entertainment Benefits Group, LLC	First lien senior secured revolving loan	133	11,200
Evolution BuyerCo, Inc. (dba SIAA)	First lien senior secured revolving loan	10,709	10,709
Forescout Technologies, Inc.	First lien senior secured delayed draw term loan	48,750	—
Forescout Technologies, Inc.	First lien senior secured revolving loan	5,345	5,345
Fortis Solutions Group, LLC	First lien senior secured delayed draw term loan	155	1,347
Fortis Solutions Group, LLC	First lien senior secured revolving loan	431	462
Fullsteam Operations, LLC	First lien senior secured delayed draw term loan	6,838	—
Gainsight, Inc.	First lien senior secured revolving loan	3,357	3,357
Galls, LLC	First lien senior secured revolving loan	14,186	20,468
Gaylord Chemical Company, L.L.C.	First lien senior secured revolving loan	13,202	13,202
Gerson Lehrman Group, Inc.	First lien senior secured revolving loan	21,563	21,563
GI Ranger Intermediate, LLC (dba Rectangle Health)	First lien senior secured delayed draw term loan	—	614
GI Ranger Intermediate, LLC (dba Rectangle Health)	First lien senior secured revolving loan	332	369
Global Music Rights, LLC	First lien senior secured revolving loan	667	667
GovBrands Intermediate, Inc.	First lien senior secured delayed draw term loan	1,111	1,111
GovBrands Intermediate, Inc.	First lien senior secured revolving loan	573	793
Granicus, Inc.	First lien senior secured delayed draw term loan	1,006	1,006
Granicus, Inc.	First lien senior secured revolving loan	1,187	1,187
Guidehouse Inc.	First lien senior secured revolving loan	—	351
H&F Opportunities LUX III S.À R.L (dba Checkmarx)	First lien senior secured revolving loan	16,250	16,250
Hercules Borrower, LLC (dba The Vincit Group)	First lien senior secured revolving loan	18,685	20,916
HGH Purchaser, Inc. (dba Horizon Services)	First lien senior secured delayed draw term loan	12,803	49,359
HGH Purchaser, Inc. (dba Horizon Services)	First lien senior secured revolving loan	6,520	7,031
Hissho Sushi Merger Sub LLC	First lien senior secured revolving loan	65	—
Hometown Food Company	First lien senior secured revolving loan	3,529	4,235
Ideal Image Development, LLC	First lien senior secured delayed draw term loan	1,463	—
Ideal Image Development, LLC	First lien senior secured revolving loan	1,829	—
Ideal Tridon Holdings, Inc.	First lien senior secured revolving loan	5,727	3,927
IG Investments Holdings, LLC (dba Insight Global)	First lien senior secured revolving loan	3,974	1,987
Indigo Buyer, Inc. (dba Inovar Packaging Group)	First lien senior secured delayed draw term loan	250	—
Indigo Buyer, Inc. (dba Inovar Packaging Group)	First lien senior secured revolving loan	83	—
Individual Foodservice Holdings, LLC	First lien senior secured delayed draw term loan	—	6,890
Individual Foodservice Holdings, LLC	First lien senior secured revolving loan	21,567	20,609
Inovalon Holdings, Inc.	First lien senior secured delayed draw term loan	18,988	18,988
Integrity Marketing Acquisition, LLC	First lien senior secured revolving loan	14,832	14,832
Intelerad Medical Systems Incorporated (fka 11849573 Canada Inc.)	First lien senior secured revolving loan	1,607	1,607
Interoperability Bidco, Inc. (dba Lyniate)	First lien senior secured revolving loan	3,043	4,000
IQN Holding Corp. (dba Beeline)	First lien senior secured revolving loan	—	22,672
Kaseya Inc.	First lien senior secured delayed draw term loan	1,134	—
Kaseya Inc.	First lien senior secured revolving loan	1,134	—
KPSKY Acquisition, Inc. (dba BluSky)	First lien senior secured delayed draw term loan	—	256
Sara Lee Frozen Bakery, LLC (fka KSLB Holdings, LLC)	First lien senior secured revolving loan	600	8,700

Owl Rock Capital Corporation
Notes to Consolidated Financial Statements (Unaudited) - Continued

Portfolio Company	Investment	September 30, 2022	December 31, 2021
Lazer Spot Holdings, Inc. (f/k/a Lazer Spot GB Holdings, Inc.)	First lien senior secured revolving loan	26,833	26,833
Mario Purchaser, LLC (dba Len the Plumber)	First lien senior secured delayed draw term loan	4,880	—
Mario Midco Holdings, Inc.	First lien senior secured revolving loan	1,381	—
Lignetics Investment Corp.	First lien senior secured delayed draw term loan	3,922	3,922
Lignetics Investment Corp.	First lien senior secured revolving loan	549	3,922
Litera Bidco LLC	First lien senior secured delayed draw term loan	—	5,176
Litera Bidco LLC	First lien senior secured revolving loan	5,738	5,738
Medline Borrower, LP	First lien senior secured revolving loan	7,190	7,190
MHE Intermediate Holdings, LLC (dba OnPoint Group)	First lien senior secured delayed draw term loan	—	9,850
MHE Intermediate Holdings, LLC (dba OnPoint Group)	First lien senior secured revolving loan	15,536	15,536
Milan Laser Holdings LLC	First lien senior secured revolving loan	2,078	2,078
MINDBODY, Inc.	First lien senior secured revolving loan	6,071	6,071
Ministry Brands Holdings, LLC	First lien senior secured delayed draw term loan	226	226
Ministry Brands Holdings, LLC	First lien senior secured revolving loan	68	68
National Dentex Labs LLC (fka Barracuda Dental LLC)	First lien senior secured delayed draw term loan	—	3,980
National Dentex Labs LLC (fka Barracuda Dental LLC)	First lien senior secured revolving loan	—	6,322
Natural Partners, LLC	First lien senior secured revolving loan	68	—
Nelipak Holding Company	First lien senior secured USD revolving loan	6,299	4,288
Nelipak Holding Company	First lien senior secured EUR revolving loan	6,214	7,518
NMI Acquisitionco, Inc. (dba Network Merchants)	First lien senior secured delayed draw term loan	4,073	4,073
NMI Acquisitionco, Inc. (dba Network Merchants)	First lien senior secured revolving loan	1,652	1,652
Norvax, LLC (dba GoHealth)	First lien senior secured revolving loan	2,761	2,761
Notorious Topco, LLC (dba Beauty Industry Group)	First lien senior secured delayed draw term loan	6,385	15,962
Notorious Topco, LLC (dba Beauty Industry Group)	First lien senior secured revolving loan	9,577	7,981
OB Hospitalist Group, Inc.	First lien senior secured revolving loan	12,119	13,533
Ole Smoky Distillery, LLC	First lien senior secured revolving loan	116	—
Pacific BidCo Inc.	First lien senior secured delayed draw term loan	3,436	—
Patriot Acquisition TopCo S.A.R.L (dba Corza Health, Inc.)	First lien senior secured revolving loan	13,538	13,538
Peter C. Foy & Associates Insurance Services, LLC (dba PCF Insurance Services)	First lien senior secured delayed draw term loan	—	8,695
Peter C. Foy & Associates Insurance Services, LLC (dba PCF Insurance Services)	First lien senior secured revolving loan	6,161	6,161
Plasma Buyer LLC (dba PathGroup)	First lien senior secured delayed draw term loan	176	—
Plasma Buyer LLC (dba PathGroup)	First lien senior secured revolving loan	76	—
Pluralsight, LLC	First lien senior secured revolving loan	6,235	6,235
PPV Intermediate Holdings, LLC	First lien senior secured delayed draw term loan	180	—
PPV Intermediate Holdings, LLC	First lien senior secured revolving loan	67	—
Project Power Buyer, LLC (dba PEC-Veriforce)	First lien senior secured revolving loan	3,188	3,188
QAD, Inc.	First lien senior secured revolving loan	3,429	3,429
PS Operating Company LLC (fka QC Supply, LLC)	First lien senior secured revolving loan	1,324	2,650
Quva Pharma, Inc.	First lien senior secured revolving loan	2,240	4,000
Reef Global Acquisition LLC (fka Cheese Acquisition, LLC)	First lien senior secured revolving loan	—	5,377
Refresh Parent Holdings, Inc.	First lien senior secured delayed draw term loan	—	797
Refresh Parent Holdings, Inc.	First lien senior secured revolving loan	—	6,897

Owl Rock Capital Corporation
Notes to Consolidated Financial Statements (Unaudited) - Continued

Portfolio Company	Investment	September 30, 2022	December 31, 2021
Relativity ODA LLC	First lien senior secured revolving loan	7,333	7,333
SailPoint Technologies Holdings, Inc.	First lien senior secured revolving loan	4,358	—
Securonix, Inc.	First lien senior secured revolving loan	153	—
SimpliSafe Holding Corporation	First lien senior secured delayed draw term loan	772	—
Smarsh Inc.	First lien senior secured delayed draw term loan	190	—
Smarsh Inc.	First lien senior secured revolving loan	48	—
Sonny's Enterprises LLC	First lien senior secured revolving loan	17,969	15,402
Spotless Brands, LLC	First lien senior secured delayed draw term loan	5,637	—
Spotless Brands, LLC	First lien senior secured revolving loan	360	—
SWK BUYER, Inc. (dba Stonewall Kitchen)	First lien senior secured delayed draw term loan	175	—
SWK BUYER, Inc. (dba Stonewall Kitchen)	First lien senior secured revolving loan	17	—
Swipe Acquisition Corporation (dba PLI)	First lien senior secured delayed draw term loan	6,228	10,230
Swipe Acquisition Corporation (dba PLI)	Letter of Credit	7,118	7,118
Tahoe Finco, LLC	First lien senior secured revolving loan	9,244	9,244
TC Holdings, LLC (dba TrialCard)	First lien senior secured revolving loan	—	7,685
Tamarack Intermediate, L.L.C. (dba Verisk 3E)	First lien senior secured revolving loan	141	—
Tempo Buyer Corp. (dba Global Claims Services)	First lien senior secured delayed draw term loan	308	308
Tempo Buyer Corp. (dba Global Claims Services)	First lien senior secured revolving loan	145	154
The Shade Store, LLC	First lien senior secured revolving loan	909	909
THG Acquisition, LLC (dba Hilb)	First lien senior secured revolving loan	8,608	8,608
The NPD Group, L.P.	First lien senior secured revolving loan	1,510	—
Thunder Purchaser, Inc. (dba Vector Solutions)	First lien senior secured delayed draw term loan	7,018	10,965
Thunder Purchaser, Inc. (dba Vector Solutions)	First lien senior secured revolving loan	2,522	3,838
Troon Golf, L.L.C.	First lien senior secured revolving loan	21,622	21,621
Ultimate Baked Goods Midco, LLC	First lien senior secured revolving loan	2,984	4,724
Unified Women's Healthcare, LP	First lien senior secured delayed draw term loan	55	—
Unified Women's Healthcare, LP	First lien senior secured revolving loan	88	—
USRP Holdings, Inc. (dba U.S. Retirement and Benefits Partners)	First lien senior secured revolving loan	4,239	4,168
Valence Surface Technologies LLC	First lien senior secured revolving loan	49	49
Velocity HoldCo III Inc. (dba VelocityEHS)	First lien senior secured revolving loan	1,340	1,340
When I Work, Inc.	First lien senior secured revolving loan	925	925
Wingspire Capital Holdings LLC	LLC Interest	$45,855	$51,962
WU Holdco, Inc. (dba Weiman Products, LLC)	First lien senior secured delayed draw term loan	$—	$14,829
WU Holdco, Inc. (dba Weiman Products, LLC)	First lien senior secured revolving loan	$9,219	$13,444
Total Unfunded Portfolio Company Commitments		$970,580	$963,808

As of September 30, 2022, the Company believed they had adequate financial resources to satisfy the unfunded portfolio company commitments.
Other Commitments and Contingencies
On November 3, 2020, the Board approved the 2020 Repurchase Program (the “2020 Repurchase Program”) under which the Company may repurchase up to $100 million of the Company’s outstanding common stock. Under the 2020 Repurchase Program, purchases may be made at management’s discretion from time to time in open-market transactions, in accordance with all applicable securities laws and regulations. Unless extended by the Board, the 2020 Repurchase Program will terminate 12-months from the date

Owl Rock Capital Corporation
Notes to Consolidated Financial Statements (Unaudited) - Continued
it was approved. On November 2, 2021, the Board approved an extension to the 2020 Repurchase Program for an additional 12-months. As of September 30, 2022, Goldman Sachs & Co., as agent, has repurchased 944,076 shares of the Company’s common stock pursuant to the 2020 Repurchase Program for approximately $12.6 million.
From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of its business. At September 30, 2022, management was not aware of any material pending or threatened litigation that would require accounting recognition or financial statement disclosure.
Note 8. Net Assets
Equity Issuances
The Company has the authority to issue 500,000,000 common shares at $0.01 per share par value.
There were no sales of the Company’s common stock during the nine months ended September 30, 2022 and 2021.

Distributions
The following table reflects the distributions declared on shares of the Company’s common stock during the nine months ended September 30, 2022:

	September 30, 2022
Date Declared	Record Date	Payment Date	Distribution per Share
August 2, 2022	September 30, 2022	November 15, 2022	$0.31
May 3, 2022	June 30, 2022	August 15, 2022	$0.31
February 23, 2022	March 31, 2022	May 13, 2022	$0.31

The following table reflects the distributions declared on shares of the Company’s common stock during the nine months ended September 30, 2021:

	September 30, 2021
Date Declared	Record Date	Payment Date	Distribution per Share
August 3, 2021	September 30, 2021	November 15, 2021	$0.31
May 5, 2021	June 30, 2021	August 13, 2021	$0.31
February 23, 2021	March 31, 2021	May 14, 2021	$0.31

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

Owl Rock Capital Corporation
Notes to Consolidated Financial Statements (Unaudited) - Continued
The following table reflects the shares distributed pursuant to the dividend reinvestment plan during the nine months ended September 30, 2022:

Date Declared	Record Date	Payment Date	Shares
May 3, 2022	June 30, 2022	August 15, 2022	886,113	(1)
February 23, 2022	March 31, 2022	May 15, 2022	830,764	(1)
November 2, 2021	December 31, 2021	January 31, 2022	814,084
(1)Shares purchased in the open market in order to satisfy dividends reinvested under our dividend reinvestment program.
The following table reflects the common stock issued pursuant to the dividend reinvestment plan during the nine months ended September 30, 2021:

Date Declared	Record Date	Payment Date	Shares
May 5, 2021	June 30, 2021	August 13, 2021	935,064
February 23, 2021	March 31, 2021	May 14, 2021	815,703
November 4, 2020	December 31, 2020	January 19, 2021	1,435,099
2020 Stock Repurchase Program
On November 3, 2020, the Board approved the 2020 Repurchase Program under which the Company may repurchase up to $100 million of the Company’s outstanding common stock. Under the 2020 Repurchase Program program, purchases may be made at management’s discretion from time to time in open-market transactions, in accordance with all applicable securities laws and regulations. Unless extended by the Board, the 2020 Repurchase Program will terminate 12-months from the date it was approved. On November 2, 2021, the Board approved an extension to the 2020 Repurchase Program for an additional 12-months. As of September 30, 2022, Goldman Sachs & Co., as agent, has repurchased 944,076 shares of the Company’s common stock pursuant to the 2020 Repurchase Program for approximately $12.6 million.
The following provides information regarding purchases of the Company’s common stock by Goldman Sachs & Co., as agent, pursuant to the 2020 Repurchase Program. For the period ended September 30, 2021, there were no repurchases under the 2020 Repurchase Program. For the period ended September 30, 2022, repurchases under the 2020 Repurchase Program were as follows:

Period ($ in millions, except share and per share amounts)	Total Number of Shares Repurchased	Average Price Paid per Share	Approximate Dollar Value of Shares that have been Purchased Under the Plans	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan
January 1, 2022 - January 31, 2022	—	$—	$—	$97.4
February 1, 2022 - February 28, 2022	—	$—	—	97.4
March 1, 2022 - March 31, 2022	—	$—	—	97.4
April 1, 2022 - April 30, 2022	—	$—	—	97.4
May 1, 2022 - May 31, 2022	757,926	$13.21	10.0	87.4
June 1, 2022 - June 30, 2022	—	$—	—	87.4
July 1, 2022 - July 31, 2022	—	$—	—	87.4
August 1, 2022 - August 31, 2022	—	$—	—	87.4
September 1, 2022 - September 30, 2022	—	$—	—	87.4
Total	757,926		10.0
Note 9. Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per common share for the three and nine months ended September 30, 2022 and 2021:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
($ in thousands, except per share amounts)	2022	2021	2022	2021
Increase (decrease) in net assets resulting from operations	$265,427	$142,851	$274,465	$450,876
Weighted average shares of common stock outstanding—basic and diluted	393,823,013	392,715,513	394,103,935	391,893,306
Earnings per common share-basic and diluted	$0.67	$0.36	$0.70	$1.15

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
For the three and nine months ended September 30, 2022, the Company recorded U.S. federal income tax expense/(benefit) of $1.6 million and $4.0 million, respectively, including no U.S. federal excise tax expense/(benefit). For the three and nine months ended September 30, 2021, the Company recorded U.S. federal income tax expense/(benefit) of $1.7 million and $3.0 million, respectively, including no U.S. federal excise tax expense/(benefit) for the three months ended September 30, 2021 and $21.6 thousand for the nine months ended September 30, 2021.
Taxable Subsidiaries
Certain of the Company’s consolidated subsidiaries are subject to U.S. federal and state corporate-level income taxes. For the three and nine months ended September 30, 2022, the Company recorded a net tax expense of approximately $1.6 million and $4.0 million for taxable subsidiaries, respectively. For the three and nine months ended September 30, 2021, the Company recorded a net tax expense of approximately $1.7 million and $3.0 million for taxable subsidiaries, respectively.
The Company recorded a net deferred tax liability of $12.0 million and $12.0 million as of September 30, 2022 and December 31, 2021, respectively, for taxable subsidiaries, which is significantly related to GAAP to tax outside basis differences in the taxable subsidiaries' investment in certain partnership interests.

Owl Rock Capital Corporation
Notes to Consolidated Financial Statements (Unaudited) - Continued
Note 11. Financial Highlights
The following are the financial highlights for a common share outstanding during the nine months ended September 30, 2022 and 2021:

	For the Nine Months Ended September 30,
($ in thousands, except share and per share amounts)	2022	2021
Per share data:
Net asset value, beginning of period	$15.08	$14.74
Net investment income(1)	1.00	0.90
Net realized and unrealized gain (loss)	(0.30)	0.24
Total from operations	0.70	1.14
Repurchase of common shares(2)	—	—
Distributions declared from earnings(2)	(0.93)	(0.93)
Total increase (decrease) in net assets	(0.23)	0.21
Net asset value, end of period	14.85	14.95
Shares outstanding, end of period	393,823,013	393,152,554
Per share market value at end of period	10.37	14.12
Total Return, based on market value(3)	(21.1)%	18.9%
Total Return, based on net asset value(4)	5.2%	7.9%
Ratios / Supplemental Data(5)
Ratio of total expenses to average net assets(6)	10.4%	8.9%
Ratio of net investment income to average net assets	9.0%	8.1%
Net assets, end of period	5,847,788	5,876,992
Weighted-average shares outstanding	394,103,935	391,893,306
Total capital commitments, end of period	N/A	N/A
Ratio of total contributed capital to total committed capital, end of period	N/A	N/A
Portfolio turnover rate	10.1%	34.0%
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
On October 3, 2022, ORCC Financing IV LLC executed a Termination Letter terminating SPV Facility IV and the related loan documents. On such date, ORCC Financing IV LLC repaid all outstanding obligations under SPV Facility IV (and related loan documents) and the related security interests, liens and pledges in favor of the collateral agent or any other secured party securing such obligations were released and discharged.
On November 1, 2022, the Board declared a fourth quarter dividend of $0.33 per share for stockholders of record as of December 30, 2022, payable on or before January 13, 2023 and a third quarter supplemental dividend of $0.03 per share for stockholders of record as of November 30, 2022, payable on or before December 15, 2022.
On November 1, 2022, the Board approved the 2022 Repurchase Program under which the Company may repurchase up to $150 million of the Company's common stock. Under the 2022 Repurchase Program, purchases may be made at management's discretion from time to time in open-market transactions, including pursuant to trading plans with investment banks pursuant to Rule

Owl Rock Capital Corporation
Notes to Consolidated Financial Statements (Unaudited) - Continued
10b5-1 of the Exchange Act, in accordance with all applicable rules and regulations. Unless extended by the Board, the 2022 Repurchase Program will terminate 18-months from the date it was approved.
On November 2, 2022, the 2020 Repurchase Program ended in accordance with its terms.

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
The Adviser also serves as investment adviser to Owl Rock Capital Corporation II and Owl Rock Core Income Corp.
Blue Owl consists of three divisions: (1) Owl Rock, which focuses on direct lending, (2) Dyal, which focuses on providing capital to institutional alternative asset managers and (3) Oak Street, which focuses on real estate strategies. Owl Rock is comprised of the Adviser, Owl Rock Technology Advisors LLC (“ORTA”), Owl Rock Technology Advisors II LLC ("ORTA II"), Owl Rock Capital Private Fund Advisors LLC (“ORPFA”), and Owl Rock Diversified Advisors LLC (“ORDA” and together with the Adviser, ORTA, ORTA II, ORPFA, and ORDA, the "Owl Rock Advisers"), which also are investment advisers. As of September 30, 2022, the Adviser and its affiliates had $65.7 billion of assets under management across the Owl Rock division of Blue Owl.
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
We may be prohibited under the 1940 Act from participating in certain transactions with our affiliates without the prior approval of our directors who are not interested persons and, in some cases, the prior approval of the SEC. We, our Adviser and certain affiliates have been granted an order for exemptive relief (the “Order”) by the SEC to permit us to co-invest with other funds managed by our Adviser or certain of its affiliates, in a manner consistent with our investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors. Pursuant to the Order, we generally are permitted to co-

invest with certain of our affiliates if a “required majority” (as defined in Section 57(o) of the 1940 Act) of our independent directors make certain conclusions in connection with a co-investment transaction, including that (1) the terms of the transactions, including the consideration to be paid, are reasonable and fair to us and our shareholders and do not involve overreaching by us or our shareholders on the part of any person concerned, (2) the transaction is consistent with the interests of our shareholders and is consistent with our investment objective and strategies, (3) the investment by our affiliates would not disadvantage us, and our participation would not be on a basis different from or less advantageous than that on which our affiliates are investing and (4) the proposed investment by us would not benefit our Adviser or its affiliates or any affiliated person of any of them (other than the parties to the transaction), except to the extent permitted by the exemptive relief and applicable law, including the limitations set forth in Section 57(k) of the 1940 Act.
In addition, we received an amendment to the Order to permit us to continue to co-invest in our existing portfolio companies with certain affiliates that are private funds if such private funds did not have an investment in such existing portfolio company.
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
Economic Developments and COVID-19
We have observed and continue to observe supply chain interruptions, significant labor and resource shortages, commodity inflation, rapidly rising interest rates, economic sanctions as a result of the ongoing war between Russia and Ukraine and elements of geopolitical, economic and financial market instability in the United States, the United Kingdom, the European Union and China. One or more of these factors may contribute to increased market volatility, may have long term effects in the United States and worldwide financial markets, and may cause economic uncertainties or deterioration in the United States and worldwide. Additionally, in the event that the U.S. economy enters into a protracted recession, it is possible that the results of some of the middle-market companies similar to those in which we invest could experience deterioration. While we are not seeing signs of an overall, broad deterioration in our results or those of our portfolio companies at this time, there can be no assurance that the performance of certain of our portfolio companies will not be negatively impacted by economic conditions, which could have a negative impact on our future results.
Over two years after COVID-19 was recognized as a pandemic by the World Health Organization, its continued persistence in the United States and worldwide and the magnitude of the economic impact of the outbreak continue to create an uncertain environment in which we and our portfolio companies operate. The preventative measures taken to contain or mitigate the spread of COVID-19 have caused, and may in the future cause, business shutdowns, cancellations of events and travel and other disruptions. We have built our portfolio management team to include workout experts and continue to closely monitor our portfolio companies on a quarterly basis and understand and mitigate issues. We are unable to predict the duration of any business and supply-chain disruptions or labor and resource shortages, the extent to which COVID-19 or economic conditions will negatively affect our portfolio companies’ operating results or the impact that such disruptions may have on our results of operations and financial condition.
Our Investment Framework
We are a Maryland corporation organized primarily to originate and make loans to, and make debt and equity investments in, U.S. middle market companies. Our investment objective is to generate current income, and to a lesser extent, capital appreciation by targeting investment opportunities with favorable risk-adjusted returns. Since our Adviser and its affiliates began investment activities in April 2016 through September 30, 2022, our Adviser and its affiliates have originated $69.4 billion aggregate principal amount of investments, of which $65.9 billion of aggregate principal amount of investments prior to any subsequent exits or repayments, was retained by either us or a corporation or fund advised by our Adviser or its affiliates. We seek to participate in transactions sponsored by what we believe to be high-quality private equity and venture capital firms capable of providing both operational and financial resources. We seek to generate current income primarily in U.S. middle market companies through direct originations of senior secured loans or originations of unsecured loans, subordinated loans or mezzanine loans, broadly syndicated loans and, to a lesser extent, investments in equity and equity-related securities including warrants, preferred stock and similar forms of senior equity. Our equity investments are typically not control-oriented investments and we may structure such equity investments to include provisions protecting our rights as a minority-interest holder.
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
We target portfolio companies where we can structure larger transactions. As of September 30, 2022, our average debt investment size in each of our portfolio companies was approximately $68.4 million based on fair value. As of September 30, 2022, our portfolio companies, excluding the investment in ORCC SLF and certain investments that fall outside of our typical borrower profile and represent 82.3% of our total debt portfolio based on fair value, had weighted average annual revenue of $737 million, weighted average annual EBITDA of $159 million and an average interest coverage of 2.5x.
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

Revenues
We generate revenues primarily in the form of interest income from the investments we hold. In addition, we generate income from dividends on either direct equity investments or equity interests obtained in connection with originating loans, such as options, warrants or conversion rights. Our debt investments typically have a term of three to ten years. As of September 30, 2022, 98.3% of our debt investments based on fair value bear interest at a floating rate, subject to interest rate floors, in certain cases. Interest on our debt investments is generally payable either monthly or quarterly.
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
The Middle Market is a Large Addressable Market. According to GE Capital’s National Center for the Middle Market mid-year 2022 Middle Market Indicator, there are approximately 200,000 U.S. middle market companies, which have approximately 48 million aggregate employees. Moreover, the U.S. middle market accounts for one-third of private sector gross domestic product (“GDP”). GE defines U.S. middle market companies as those between $10 million and $1 billion in annual revenue, which we believe has significant overlap with our definition of U.S. middle market companies.
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

Portfolio and Investment Activity
As of September 30, 2022, based on fair value, our portfolio consisted of 72.2% first lien senior secured debt investments (of which 69% we consider to be unitranche debt investments (including “last out” portions of such loans)), 14.4% second lien senior secured debt investments, 1.8% unsecured debt investments, 2.6% preferred equity investments, 6.6% common equity investments and 2.4% investment funds and vehicles.
As of September 30, 2022, our weighted average total yield of the portfolio at fair value and amortized cost was 10.0% and 10.0%, respectively, and our weighted average yield of accruing debt and income producing securities at fair value and amortized cost was 10.2% and 10.2%, respectively(1). As of September 30, 2022, the weighted average spread of total debt investments was 6.7%
As of September 30, 2022, we had investments in 180 portfolio companies with an aggregate fair value of $12.8 billion. As of September 30, 2022 we had net leverage of 1.18x debt-to-equity.
We expect the pace of our originations to vary with the pace of repayments. In periods with lower repayment volume, the pace of our originations is expected to slow. Currently, rapidly rising interest rates, reduced refinancing activity and market uncertainty has led to a decline in merger and acquisitions activity which in turn has led to decreased repayments and originations over the quarter. Although the pace of originations has slowed, we continue to focus on investing in recession resistant industries that we are familiar with, including service oriented sectors such as software, insurance, and healthcare, and the credit quality of our portfolio remains consistent. The majority of our investments are supported by sophisticated financial sponsors who provide operational and financial resources. In addition, the current lending environment is favorable to direct lenders and Owl Rock continues to have the opportunity to invest in large unitranche transactions in excess of $1 billion in size which gives us the ability to structure the terms and spreads of such deals to include wider spreads, lower loan to values, extended call protection, attractive leverage profiles and credit protections.
We also continue to invest in specialty financing portfolio companies, including Wingspire, ORCC SLF, Amergin, and Chapford SMA. These companies may use our capital to support acquisitions which could continue to lead to increased dividend income. See "Specialty Financing Portfolio Companies."
We are continuing to monitor the effect that market volatility, including as a result of a rising interest rate environment may have on our portfolio companies and our investment activities. We believe that the rapid rise in interest rates will meaningfully benefit our net investment income as we begin to see the impact of interest rates exceeding our interest rate floors. We believe that the rapid rise in interest rates will meaningfully benefit our net investment income as we continue to see the impact of interest rates exceeding our interest rate floors. For example, based on interest rate elections in effect as of September 30, 2022, the average base rate on our floating rate debt investments is approximately 3% and could increase further as interest contracts reset throughout the three months ended December 31, 2022.
______________
(1)Refer to footnote (1) of our weighted average yields and interest rates table for more information on our calculation of weighted average yields.

Our investment activity for the three months ended September 30, 2022 and 2021 is presented below (information presented herein is at par value unless otherwise indicated).

	Three Months Ended September 30,
($ in thousands)	2022	2021
New investment commitments
Gross originations	$427,436	$3,257,404
Less: Sell downs	—	(463,419)
Total new investment commitments	$427,436	$2,793,985
Principal amount of investments funded:
First-lien senior secured debt investments	$230,494	$2,154,036
Second-lien senior secured debt investments	—	71,000
Unsecured debt investments	—	—
Preferred equity investments	24,716	975
Common equity investments	17,047	8,820
Investment funds and vehicles	31,500	57,750
Total principal amount of investments funded	$303,757	$2,292,581
Principal amount of investments sold or repaid:
First-lien senior secured debt investments	$(206,828)	$(1,815,765)
Second-lien senior secured debt investments	—	(278,613)
Unsecured debt investments	(22,433)	—
Preferred equity investments	—	—
Common equity investments	—	—
Investment funds and vehicles	—	—
Total principal amount of investments sold or repaid	$(229,261)	$(2,094,378)
Number of new investment commitments in new portfolio companies(1)	13	21
Average new investment commitment amount	$25,296	$104,913
Weighted average term for new debt investment commitments (in years)	6.0	5.7
Percentage of new debt investment commitments at floating rates	80.8%	100.0%
Percentage of new debt investment commitments at fixed rates	19.2%	—%
Weighted average interest rate of new debt investment commitments(2)(3)	10.5%	7.1%
Weighted average spread over applicable base rate of new floating rate debt investment commitments	6.3%	6.2%
______________
(1)Number of new investment commitments represents commitments to a particular portfolio company.
(2)For the three months ended September 30, 2021, assumes each floating rate commitment is subject to the greater of the interest rate floor (if applicable) or 3-month LIBOR, which was 0.13% as of September 30, 2021.
(3)For the three months ended September 30, 2022, assumes each floating rate commitment is subject to the greater of the interest rate floor (if applicable) or 3-month SOFR, which was 3.59% as of September 30, 2022.

As of September 30, 2022 and December 31, 2021, our investments consisted of the following:

	September 30, 2022		December 31, 2021
($ in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
First-lien senior secured debt investments(3)	$9,367,994	$9,264,249	$9,548,096	$9,539,774
Second-lien senior secured debt investments	1,930,111	1,846,431	1,919,453	1,921,447
Unsecured debt investments	277,375	237,375	197,198	196,485
Preferred equity investments	340,145	329,451	256,630	260,869
Common equity investments(1)	671,145	844,502	477,462	576,004
Investment funds and vehicles(2)	345,089	313,910	249,714	247,061
Total Investments	$12,931,859	$12,835,918	$12,648,553	$12,741,640
______________
(1)Includes investment in Wingspire, Amergin, and Chapford SMA.
(2)Includes investment in ORCC SLF.
(3)69% and 55% of which we consider unitranche loans as of September 30, 2022 and December 31, 2021, respectively.

The table below describes investments by industry composition based on fair value as of September 30, 2022 and December 31, 2021:

	September 30, 2022	December 31, 2021
Advertising and media	1.5%	0.9%
Aerospace and defense	2.8	2.9
Automotive	1.5	1.5
Buildings and real estate	3.7	5.4
Business services	2.9	3.3
Chemicals	2.3	2.3
Consumer products	4.0	4.0
Containers and packaging	1.3	1.3
Distribution	4.2	4.4
Education	1.0	1.0
Financial services(1)	9.8	8.4
Food and beverage	6.8	6.2
Healthcare equipment and services	3.8	4.2
Healthcare providers and services	4.5	7.1
Healthcare technology	4.6	4.6
Household products	2.2	1.8
Human resource support services	1.5	1.6
Infrastructure and environmental services	1.4	1.5
Insurance(3)	8.7	8.8
Internet software and services	12.7	11.3
Investment funds and vehicles(2)	2.4	1.9
Leisure and entertainment	2.2	2.2
Manufacturing	5.8	5.7
Oil and gas	0.9	0.9
Professional services	3.5	3.0
Specialty retail	2.3	2.0
Transportation	1.7	1.8
Total	100.0%	100.0%
______________
(1)Includes investment in Wingspire and Amergin.
(2)Includes investment in ORCC SLF.
(3)Includes equity investment in Chapford SMA.

The table below describes investments by geographic composition based on fair value as of September 30, 2022 and December 31, 2021:

	September 30, 2022	December 31, 2021
United States:
Midwest	18.5%	17.0%
Northeast	19.8	19.7
South	34.6	38.2
West	20.2	18.6
International	6.9	6.5
Total	100.0%	100.0%

The weighted average yields and interest rates of our investments at fair value as of September 30, 2022 and December 31, 2021 were as follows:

	September 30, 2022	December 31, 2021
Weighted average total yield of portfolio(1)	10.0%	7.7%
Weighted average total yield of debt and income producing securities(1)	10.2%	7.9%
Weighted average interest rate of debt securities	9.7%	7.4%
Weighted average spread over base rate of all floating rate investments	6.7%	6.5%
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
The following table shows the composition of our portfolio on the 1 to 5 rating scale as of September 30, 2022 and December 31, 2021:

	September 30, 2022		December 31, 2021
Investment Rating	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
($ in thousands)
1	$1,562,803	12.2%	$1,486,521	11.7%
2	9,899,370	77.1	9,989,520	78.4
3	1,303,697	10.1	1,249,149	9.8
4	59,035	0.5	16,450	0.1
5	11,013	0.1	—	—
Total	$12,835,918	100.0%	$12,741,640	100.0%
The following table shows the amortized cost of our performing and non-accrual debt investments as of September 30, 2022 and December 31, 2021:

	September 30, 2022		December 31, 2021
($ in thousands)	Amortized Cost	Percentage	Amortized Cost	Percentage
Performing	$11,464,937	99.0%	$11,637,373	99.8%
Non-accrual	110,543	1.0	27,374	0.2
Total	$11,575,480	100.0%	$11,664,747	100.0%
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

Specialty Financing Portfolio Companies

Wingspire

Wingspire is an independent diversified direct lender focused on providing asset-based commercial finance loans and related senior secured loans to U.S.-based middle market borrowers. Wingspire offers a wide variety of asset-based financing solutions to businesses in an array of industries, including revolving credit facilities, machinery and equipment term loans, real estate term loans, first-in/last-out tranches, cash flow term loans, and opportunistic / bridge financings. We committed $50 million to Wingspire on September 24, 2019, and subsequently increased our commitment to $100 million on March 25, 2020, to $150 million on July 31, 2020, to $200 million on March 8, 2021, to $250 million on August 19, 2021, to $350 million on February 28, 2022 and again to $400 million on May 21, 2022.

Amergin
Amergin was created to invest in a leasing platform focused on railcar and aviation assets. Amergin consists of Amergin AssetCo and Amergin Asset Management LLC, which has entered into a Servicing Agreement with Amergin AssetCo. We made a $90.0 million equity commitment to Amergin AssetCo on July 1, 2022. Our investment in Amergin is a co-investment made with our affiliates in accordance with the terms of the exemptive relief that we received from the SEC. We do not consolidate our equity interest in Amergin AssetCo.

Chapford SMA

Chapford SMA is a portfolio company created to invest in life settlement assets. On July 18, 2022, we made a $15.9 million equity commitment to Chapford SMA. Our investment in Chapford SMA is a co-investment with our affiliates in accordance with the terms of the exemptive relief that we received from the SEC.

ORCC Senior Loan Fund (fka Sebago Lake LLC)

ORCC Senior Loan Fund LLC (fka Sebago Lake LLC)(“ORCC SLF”), a Delaware limited liability company, was formed as a joint venture between us and The Regents of the University of California (“Regents”) and commenced operations on June 20, 2017. ORCC SLF’s principal purpose is to make investments, primarily in senior secured loans that are made to middle-market companies or in broadly syndicated loans. Through June 30, 2021, both we and Regents (the “Initial Members”) had a 50% economic ownership in ORCC SLF. Each of the Initial Members initially agreed to contribute up to $100 million to ORCC SLF. On July 26, 2018, each of the Initial Members increased their contribution to ORCC SLF up to an aggregate of $125 million. Effective as of June 30, 2021, capital commitments to ORCC SLF were increased to an aggregate of $371.5 million. In connection with this change, we increased our economic ownership interest to 87.5% from 50.0% and Regents transferred its remaining economic interest of 12.5% to Nationwide Life Insurance Company (“Nationwide” and together with us, the “Members” and each a “Member”). On July 26, 2022, we increased our capital commitments in ORCC SLF to an aggregate of $571.5 million. We increased our contribution pro rata from $325.1 million to $500.1 million. Nationwide increased its contribution pro rata from $46.4 million to $71.4 million. Our economic ownership interest remains 87.5%, and Nationwide’s economic ownership interest remains 12.5%. ORCC SLF is managed by the Members, each of which have equal voting rights. Investment decisions must be approved by each of the Members. Except under certain circumstances, contributions to ORCC SLF cannot be redeemed.
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
As of September 30, 2022 and December 31, 2021, ORCC SLF had total investments in senior secured debt at fair value of $981.8 million and $790.3 million, respectively. The determination of fair value is in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification 820, Fair Value Measurements (“ASC 820”), as amended; however, such fair value is not included in our Board’s valuation process. The following table is a summary of ORCC SLF’s portfolio as well as a listing of the portfolio investments in ORCC SLF’s portfolio as of September 30, 2022 and December 31, 2021:

($ in thousands)	September 30, 2022	December 31, 2021
Total senior secured debt investments(1)	$1,030,851	$798,420
Weighted average spread over base rate(1)	4.12%	4.14%
Number of portfolio companies	54	38
Largest funded investment to a single borrower(1)	40,377	40,693
_______________
(1)At par.

ORCC Senior Loan Fund's Portfolio as of September 30, 2022 ($ in thousands) (Unaudited)
Company(1)(2)(4)(5)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(3)	Fair Value	Percentage of Members' Equity
Debt Investments
Aerospace and defense
Applied Composites Holdings, LLC (fka AC&A Enterprises Holdings, LLC)(7)	First lien senior secured loan	L +	6.00%	1/21/2025	$34,200	$34,028	$33,404	9.3%
Applied Composites Holdings, LLC (fka AC&A Enterprises Holdings, LLC)(7)(13)	First lien senior secured revolving loan	L +	5.50%	1/21/2025	3,000	2,995	2,929	0.8%
Bleriot US Bidco Inc.(7)(9)	First lien senior secured loan	L +	4.00%	10/30/2026	25,433	25,341	24,541	6.8%
Dynasty Acquisition Co., Inc. (dba StandardAero Limited)(6)	First lien senior secured loan	L +	3.50%	4/6/2026	38,800	38,697	37,250	10.4%
					101,433	101,061	98,124	27.3%
Automotive
Holley, Inc.(7)(9)	First lien senior secured loan	L +	3.75%	11/17/2028	23,255	23,109	21,090	5.9%
Mavis Tire Express Services Topco Corp. (9)(14)	First lien senior secured loan	S +	4.00%	5/4/2028	2,933	2,912	2,744	0.8%
PAI Holdco, Inc.(7)	First lien senior secured loan	L +	3.75%	10/28/2027	9,912	9,787	9,375	2.6%
					36,100	35,808	33,209	9.3%
Buildings and Real estate
CoreLogic Inc. (6)(9)	First lien senior secured loan	L +	3.50%	6/2/2028	12,389	11,544	9,260	2.6%
Wrench Group, LLC.(7)	First lien senior secured loan	L +	4.00%	4/30/2026	32,092	31,973	32,012	8.9%
					44,481	43,517	41,272	11.5%
Business Services
Capstone Acquisition Holdings, Inc. (6)	First lien senior secured loan	L +	4.75%	11/12/2027	4,966	4,927	4,954	1.4%
Capstone Acquisition Holdings, Inc. (6)(10)(12)	First lien senior secured delayed draw term loan	L +	4.75%	5/12/2022	334	332	334	0.1%
CoolSys, Inc.(6)	First lien senior secured loan	L +	4.75%	8/11/2028	13,932	13,813	11,738	3.3%
CoolSys, Inc.(10)(11)(12)(13)	First lien senior secured delayed draw term loan	L +	4.75%	8/11/2023	—	(20)	(382)	(0.1)%
ConnectWise, LLC(7)(9)	First lien senior secured loan	L +	3.50%	9/29/2028	16,873	16,799	15,734	4.4%
LABL, Inc.(6)	First lien senior secured loan	L +	5.00%	10/29/2028	7,940	7,836	7,739	2.2%
Packers Holdings, LLC(6)(9)	First lien senior secured loan	L +	3.25%	3/9/2028	21,119	20,715	19,336	5.4%
					65,164	64,402	59,453	16.7%
Chemicals
Aruba Investments Holdings LLC (dba Angus Chemical Company)(6)	First lien senior secured loan	L +	4.00%	11/24/2027	15,915	15,550	14,622	4.1%

Consumer Products
Olaplex, Inc.(14)	First lien senior secured loan	S +	3.75%	2/23/2029	14,925	14,890	14,738	4.1%

Containers and Packaging
BW Holding, Inc.(15)	First lien senior secured loan	S +	4.00%	12/14/2028	12,227	11,994	12,013	3.3%
Five Star Lower Holding LLC (15)	First lien senior secured loan	S +	4.25%	5/5/2029	21,875	21,585	20,891	5.8%
Ring Container Technologies Group, LLC (dba Ring Container Technologies)(6)(9)	First lien senior secured loan	L +	3.75%	8/12/2028	24,813	24,759	23,862	6.7%
Valcour Packaging, LLC (6)	First lien senior secured loan	L +	3.75%	10/4/2028	6,965	6,944	6,948	1.9%
					65,880	65,282	63,714	17.7%
Distribution

ORCC Senior Loan Fund's Portfolio as of September 30, 2022 ($ in thousands) (Unaudited)
Company(1)(2)(4)(5)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(3)	Fair Value	Percentage of Members' Equity
BCPE Empire Holdings, Inc. (dba Imperial-Dade) (14)	First lien senior secured loan	S +	4.63%	6/11/2026	24,875	24,057	24,253	6.8%
Dealer Tire, LLC(6)(9)	First lien senior secured loan	L +	4.25%	12/12/2025	35,982	35,862	34,950	9.7%
SRS Distribution, Inc.(7)(9)	First lien senior secured loan	L +	3.50%	6/2/2028	9,900	9,838	9,116	2.5%
					70,757	69,757	68,319	19.0%
Education
Spring Education Group, Inc. (fka SSH Group Holdings, Inc.)(7)	First lien senior secured loan	L +	4.25%	7/30/2025	33,600	33,554	33,351	9.3%
Sophia, L.P. (14)	First lien senior secured loan	S +	4.00%	10/7/2027	19,950	19,765	19,900	5.6%
					53,550	53,319	53,251	14.9%
Food and beverage
Balrog Acquisition, Inc. (dba Bakemark)(7)	First lien senior secured loan	L +	4.00%	9/4/2028	24,813	24,588	23,758	6.6%
Dessert Holdings(7)	First lien senior secured loan	L +	4.00%	7/10/2028	21,993	21,859	20,344	5.7%
Dessert Holdings(10)(11)(12)	First lien senior secured delayed draw term loan	L +	4.00%	6/9/2023	—	—	(256)	(0.1)%
Naked Juice LLC (dba Tropicana)(9)(15)	First lien senior secured loan	S +	3.25%	1/24/2029	1,995	1,990	1,825	0.5%
Eagle Parent Corp.(9)(15)	First lien senior secured loan	S +	4.25%	6/8/2028	7,463	7,287	7,245	2.0%
Sovos Brands Intermediate, Inc.(6)(9)	First lien senior secured loan	S +	3.50%	6/8/2028	20,724	20,681	19,688	5.5%
					76,988	76,405	72,604	20.2%
Healthcare equipment and services
Cadence, Inc.(6)	First lien senior secured loan	L +	5.00%	5/21/2025	26,507	26,229	25,646	7.1%
Cadence, Inc.(6)(10)(13)	First lien senior secured revolving loan	L +	5.00%	5/21/2024	4,257	4,222	4,018	1.1%
Confluent Medical Technologies, Inc.(15)	First lien senior secured loan	S +	3.75%	2/16/2029	4,975	4,952	4,900	1.4%
Packaging Coordinators Midco, Inc.(7)(9)	First lien senior secured loan	L +	3.75%	11/30/2027	4,950	4,939	4,694	1.3%
Medline Intermediate, LP(6)	First lien senior secured loan	L +	3.25%	10/23/2028	24,875	24,769	22,830	6.4%
					65,564	65,111	62,088	17.3%
Healthcare providers and services
Confluent Health, LLC(6)	First lien senior secured loan	L +	4.00%	11/30/2028	20,472	20,381	20,063	5.6%
Confluent Health, LLC(6)(10)(12)(13)	First lien senior secured delayed draw term loan	L +	4.00%	11/30/2023	1,195	1,175	867	0.2%
Corgi Bidco, Inc.(15)	First lien senior secured loan	S +	5.00%	9/20/2029	15,000	14,101	14,100	3.9%
Phoenix Newco, Inc. (dba Parexel)(6)(9)	First lien senior secured loan	L +	3.25%	11/15/2028	27,363	27,241	26,063	7.3%
Physician Partners, LLC(14)	First lien senior secured loan	S +	4.00%	12/23/2028	9,950	9,858	9,328	2.6%
					73,980	72,756	70,421	19.6%
Healthcare technology
Athenahealth, Inc.(9)(14)	First lien senior secured loan	S +	3.50%	2/15/2029	17,059	16,980	15,250	4.3%
Athenahealth, Inc.(9)(10)(11)(12)(13)	First lien senior secured delayed draw term loan	S +	3.50%	8/15/2023	—	—	(293)	(0.1)%
Imprivata, Inc.(14)	First lien senior secured loan	S +	4.25%	12/1/2027	19,950	19,354	19,246	5.4%
PointClickCare Technologies Inc.(15)	First lien senior secured loan	S +	4.00%	12/29/2027	9,950	9,813	9,776	2.7%
					46,959	46,147	43,979	12.3%
Infrastructure and environmental services

ORCC Senior Loan Fund's Portfolio as of September 30, 2022 ($ in thousands) (Unaudited)
Company(1)(2)(4)(5)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(3)	Fair Value	Percentage of Members' Equity
CHA Holding, Inc.(7)	First lien senior secured loan	L +	4.50%	4/10/2025	40,377	40,203	39,516	11.0%

Insurance
Integro Parent Inc.(15)	First lien senior secured loan	S +	6.25%	10/31/2022	3,460	3,460	3,443	1.0%
Integro Parent Inc.(10)(13)(15)	2022 10Th Amend Revolver	S +	4.50%	10/31/2022	698	698	694	0.2%
					4,158	4,158	4,137	1.2%
Internet software and services
CDK Global, Inc.(9)(15)	First lien senior secured loan	S +	4.50%	7/6/2029	25,000	24,271	24,038	6.7%
DCert Buyer, Inc. (dba DigiCert)(9)(15)	First lien senior secured loan	S +	4.00%	10/16/2026	22,049	21,977	20,984	5.8%
Help/Systems Holdings, Inc.(9)(14)	First lien senior secured loan	S +	4.00%	11/19/2026	14,885	14,811	13,635	3.8%
Barracuda Parent, LLC(14)	First lien senior secured loan	S +	4.50%	8/15/2029	25,000	24,260	23,455	6.6%
					86,934	85,319	82,112	22.9%
Manufacturing
Engineered Machinery Holdings (dba Duravant)(7)(9)	First lien senior secured loan	L +	3.75%	5/19/2028	34,738	34,589	33,348	9.3%
Pro Mach Group, Inc.(6)(9)	First lien senior secured loan	L +	4.00%	8/31/2023	24,819	24,710	23,618	6.6%
Pro Mach Group, Inc.(9)	First lien senior secured delayed draw term loan	L +	4.00%	8/31/2023	—	—	—	—%
Gloves Buyer, Inc. (dba Protective Industrial Products)(6)	First lien senior secured loan	L +	4.00%	12/29/2027	14,893	14,719	14,745	4.1%
					74,450	74,018	71,711	20.0%
Professional Services
Apex Group Treasury, LLC(7)	First lien senior secured loan	L +	3.75%	7/27/2028	32,767	32,663	31,293	8.7%
Sovos Compliance, LLC(6)(9)	First lien senior secured loan	L +	4.50%	8/11/2028	25,104	24,965	23,887	6.7%
Sovos Compliance, LLC(6)(9)(12)	First lien senior secured delayed draw term loan	L +	4.50%	8/12/2023	478	468	455	0.1%
					58,349	58,096	55,635	15.5%
Telecommunications
ETC Group(15)	First lien senior secured loan	S +	6.00%	8/3/2029	5,000	4,600	4,738	1.3%
Park Place Technologies, LLC (9)(14)	First lien senior secured loan	S +	5.00%	11/10/2027	14,924	14,461	14,141	3.9%
					19,924	19,061	18,879	5.2%
Transportation
Safe Fleet Holdings(14)	First lien senior secured loan	S +	3.75%	7/18/2029	14,963	14,524	14,065	3.9%

Total Debt Investments					$1,030,851	$1,019,384	$981,849	273.7%
Total Investments					$1,030,851	$1,019,384	$981,849	273.7%
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
(6)The interest rate on these loans is subject to 1 month LIBOR, which as of September 30, 2022 was 3.14%.
(7)The interest rate on these loans is subject to 3 month LIBOR, which as of September 30, 2022 was 3.75%.
(8)The interest rate on these loans is subject to 6 month LIBOR, which as of September 30, 2022 was 4.23%..
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
(13)Investment is not pledged as collateral under ORCC SLF’s credit facility
(14)The interest rate on these loans is subject to 1 month SOFR, which as of September 30, 2022 was 3.04%.
(15)The interest rate on these loans is subject to 3 month SOFR, which as of September 30, 2022 was 3.59%.

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
(14)Investment is not pledged as collateral under ORCC SLF’s credit facility.

Below is selected balance sheet information for ORCC SLF as of September 30, 2022 and December 31, 2021:

($ in thousands)	September 30, 2022 (Unaudited)	December 31, 2021
Assets
Investments at fair value (amortized cost of $1,019,384 and $794,202, respectively)	$981,849	$790,277
Cash	95,706	60,723
Interest receivable	2,517	1,319
Prepaid expenses and other assets	1,290	111
Total Assets	$1,081,362	$852,430
Liabilities
Debt (net of unamortized debt issuance costs of $6,111 and $5,368, respectively)	$684,272	$469,514
Distributions payable	11,775	4,518
Payable for investments purchased	18,700	91,986
Accrued expenses and other liabilities	7,861	4,056
Total Liabilities	$722,608	$570,074
Members' Equity
Members' Equity	358,754	282,356
Members' Equity	358,754	282,356
Total Liabilities and Members' Equity	$1,081,362	$852,430
Below is selected statement of operations information for ORCC SLF for the three and nine months ended September 30, 2022 and 2021:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
($ in thousands)	2022	2021	2022	2021
Investment Income
Interest income	$19,140	$7,542	$41,884	$22,382
Other income	772	14	1,993	209
Total Investment Income	19,912	7,556	43,877	22,591
Expenses
Interest expense	7,419	2,331	14,965	7,195
Professional fees	243	181	719	570
Total Expenses	7,662	2,512	15,684	7,765
Net Investment Income Before Taxes	12,250	5,044	28,193	14,826
Tax expense (benefit)	436	201	(184)	588
Net Investment Income After Taxes	$11,814	$4,843	$28,377	$14,238
Net Realized and Change in Unrealized Gain (Loss) on Investments
Net change in unrealized gain (loss) on investments	599	869	(33,610)	2,317
Net realized gain on investments	—	18	20	155
Total Net Realized and Change in Unrealized Gain (Loss) on Investments	599	887	(33,590)	2,472
Net Increase in Members' Equity Resulting from Operations	$12,413	$5,730	$(5,213)	$16,710
On August 9, 2017, Sebago Lake Financing LLC and SL Lending LLC, wholly-owned subsidiaries of ORCC SLF, entered into a credit facility with Goldman Sachs Bank USA. Goldman Sachs Bank USA serves as the sole lead arranger, syndication agent and administrative agent, and State Street Bank and Trust Company serves as the collateral administrator and agent. The credit facility includes a maximum borrowing capacity of $500 million. On June 22, 2021, Sebago Lake Financing LLC and SL Lending LLC entered into an amendment with Goldman Sachs Bank USA to extend the reinvestment period on the credit facility to October 6, 2021, and again on September 20, 2021, extended the reinvestment period on the credit facility to December 6, 2021. As of September 30, 2022, there was $450.9 million outstanding under the credit facility. On March 1, 2022, SLF Financing I LLC, a wholly-owned subsidiary of ORCC SLF, entered into a credit facility with Natixis, New York Branch which serves as the administrative agent and the initial lender, and State Street Bank and Trust Company which serves as the collateral agent, collateral administrator and custodian. The credit facility includes a maximum borrowing capacity of $300 million. The re-investment period on the credit facility ends on March 1, 2024 and the maturity date of the credit facility is March 1, 2032. As of September 30, 2022, there was $239.5 million outstanding under the credit facility.
For the three and nine months ended September 30, 2022 and 2021, the components of interest expense were as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
($ in thousands)	2022	2021	2022	2021
Interest expense	$7,071	$1,918	$13,954	$5,967
Amortization of debt issuance costs	348	413	1,011	1,228
Total Interest Expense	7,419	2,331	14,965	7,195
Average interest rate	3.9%	2.3%	3.0%	2.4%
Average daily borrowings	$694,132	$320,709	$608,947	$331,644

Results of Operations
The following table represents the operating results for the three and nine months ended September 30, 2022 and 2021:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
($ in millions)	2022	2021	2022	2021
Total Investment Income	$314.1	$269.2	$851.5	$739.8
Less: Net operating expenses	165.7	137.0	453.2	384.5
Net Investment Income (Loss) Before Taxes	$148.4	$132.2	$398.3	$355.3
Less: Income tax expense (benefit), including excise tax expense (benefit)	1.6	1.7	4.0	3.0
Net Investment Income (Loss) After Taxes	$146.8	$130.5	$394.3	$352.3
Net change in unrealized gain (loss)	118.5	10.3	(123.4)	122.0
Net realized gain (loss)	0.1	2.1	3.6	(23.4)
Net Increase (Decrease) in Net Assets Resulting from Operations	$265.4	$142.9	$274.5	$450.9

Net increase (decrease) in net assets resulting from operations can vary from period to period as a result of various factors, including the level of new investment commitments, expenses, the recognition of realized gains and losses and changes in unrealized appreciation and depreciation on the investment portfolio. For the period ended September 30, 2022, our net asset value per share increased slightly, primarily driven by market spreads tightening.

Investment Income

Investment income for the three and nine months ended September 30, 2022 and 2021:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
($ in millions)	2022	2021	2022	2021
Interest income from investments	$242.8	$231.0	$661.1	$659.2
Payment-in-kind interest income from investments(1)	30.5	12.4	79.7	31.2
Dividend income from investments	35.2	17.7	95.4	33.4
Other income	5.6	8.1	15.3	16.0
Total investment income	$314.1	$269.2	$851.5	$739.8
_______________
(1) For the three and nine months ended September 30, 2022, interest income and payment-in-kind interest income were reported in aggregate as interest income.

For the three months ended September 30, 2022 and 2021
Investment income increased to $314.1 million for the three months ended September 30, 2022 from $269.2 million for the same period in prior year primarily due to an increase in our debt investment portfolio, dividend income and rising interest rates. Our debt investment portfolio, at par, increased from $11.5 billion as of September 30, 2021, to $11.7 billion as of September 30, 2022. In addition to portfolio growth, dividend income increased primarily due to $7.0 million and $6.2 million increase in dividends earned from Wingspire Capital and ORCC SLF, respectively, for the three months ended September 30, 2022 compared to the same period in prior year. Included in interest income are other fees such as prepayment fees and accelerated amortization of upfront fees from unscheduled paydowns. Period over period, income generated from these fees decreased from $19.1 million to $2.1 million, for the three months ended September 30, 2021 and 2022, respectively. Payment-in-kind income represented 11.9% of investment income for the three months ended September 30, 2022 and 5.9% investment income for the three months ended September 30, 2021. Other income decreased period-over-period due to a decrease in incremental fee income, which are fees that are generally available to us as a result of closing investments and generally paid at the time of closing. We expect that investment income will vary based on a variety of factors including the pace of our originations and repayments. Based on current market conditions, we expect repayments, and in turn, originations, to remain modest.
For the nine months ended September 30, 2022 and 2021
Investment income increased to $851.5 million for the nine months ended September 30, 2022 from $739.8 million for the same period in prior year primarily due to an increase in our debt investment portfolio, dividend income and rising interest rates. Our debt investment portfolio, at par, increased from $11.5 billion as of September 30, 2021, to $11.7 billion as of September 30, 2022. In addition to portfolio growth, dividend income increased primarily due to $25.5 million and $13.5 million increase in dividends earned from Wingspire Capital and ORCC SLF, respectively, for the nine months ended September 30, 2022 compared to the same period in prior year. Included in interest income are other fees such as prepayment fees and accelerated amortization of upfront fees from unscheduled paydowns. Period over period, income generated from these fees decreased from $40.8 million to $11.6 million, for the nine months ended September 30, 2021 and 2022, respectively. Payment-in-kind income represented 11.4% of investment income for the nine months ended September 30, 2022 and 5.2% investment income for the nine months ended September 30, 2021. Other income increased period-over-period due to an increase in incremental fee income, which are fees that are generally available to us as a result of closing investments and generally paid at the time of closing. We expect that investment income will vary based on a variety of factors including the pace of our originations and repayments. Based on current market conditions, we expect repayments, and in turn, originations, to remain modest.
Expenses
Expenses for the three and nine months ended September 30, 2022 and 2021:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
($ in millions)	2022	2021	2022	2021
Interest expense	$81.2	$56.5	$209.9	$159.0
Management fee	46.9	45.6	141.2	131.7
Performance based incentive fees	31.1	27.7	83.6	74.7
Professional fees	3.8	3.8	11.0	11.0
Directors' fees	0.3	0.2	0.8	0.8
Other general and administrative	2.4	3.2	6.7	7.3
Total operating expenses	$165.7	$137.0	$453.2	$384.5

Under the terms of the Administration Agreement, we reimburse the Adviser for services performed for us. In addition, pursuant to the terms of the Administration Agreement, the Adviser may delegate its obligations under the Administration Agreement to an affiliate or to a third party and we reimburse the Adviser for any services performed for us by such affiliate or third party.
For the three months ended September 30, 2022 and 2021
Total expenses increased to $165.7 million for the three months ended September 30, 2022 from $137.0 million for the same period in the prior year primarily due to an increase in interest expense and incentive fees. The increase in interest expense of $24.7 million was primarily driven by an increase in the average daily borrowings from $6.7 billion to $7.4 billion period over period as well as an increase in the average interest rate from 2.9% to 3.9%. Incentive fees increased primarily due to an increase in dividend income and our debt investment portfolio, which at par, increased from $11.5 billion as of September 30, 2021 to $11.7 billion as of September 30, 2022. As a percentage of total assets, professional fees, directors’ fees, and other general and administrative expenses remained relatively consistent period over period.

For the nine months ended September 30, 2022 and 2021
Total expenses increased to $453.2 million for the nine months ended September 30, 2022 from $384.5 million for the same period in the prior year primarily due to an increase in interest expense and incentive fees. The increase in interest expense of $50.9 million was primarily driven by an increase in the average daily borrowings from $6.1 billion to $7.2 billion period over period as well as an increase in the average interest rate from 3.0% to 3.4%. Incentive fees increased primarily due to an increase in dividend income and our debt investment portfolio, which at par, increased from $11.5 billion as of September 30, 2021 to $11.7 billion as of September 30, 2022. As a percentage of total assets, professional fees, directors’ fees, and other general and administrative expenses remained relatively consistent period over period.
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
For the three and nine months ended September 30, 2022, we recorded U.S. federal income tax expense/(benefit) of $1.6 million and $4.0 million, respectively, including no U.S. federal excise tax expense/(benefit). For the three and nine months ended September 30, 2021, we recorded U.S. federal income tax expense/(benefit) of $1.7 million and $3.0 million, respectively, including no U.S. federal excise tax expense/(benefit) for the three months ended September 30, 2021 and $21.6 thousand for the nine months ended September 30, 2021.
Certain of our consolidated subsidiaries are subject to U.S. federal and state corporate-level income taxes. For the three and nine months ended September 30, 2022, we recorded a net tax expense of approximately $1.6 million and $4.0 million for taxable subsidiaries, respectively. For the three and nine months ended September 30, 2021, we recorded a net tax expense of approximately $1.7 million and $3.0 million for taxable subsidiaries, respectively. The income tax expense for our taxable consolidated subsidiaries will vary depending on the level of investment income earnings and realized gains from the exits of investments held by such taxable subsidiaries during the respective periods.
Net Unrealized Gains (Losses)
We fair value our portfolio investments quarterly and any changes in fair value are recorded as unrealized gains or losses. During the three and nine months ended September 30, 2022 and 2021, net unrealized gains (losses) were comprised of the following:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
($ in millions)	2022	2021	2022	2021
Net change in unrealized gain (loss) on investments	$122.4	$15.5	$(115.9)	$134.3
Income tax (provision) benefit	—	(4.4)	—	(8.6)
Net change in translation of assets and liabilities in foreign currencies	(3.8)	(0.8)	(7.5)	(3.7)
Net change in unrealized gain (loss)	$118.6	$10.3	$(123.4)	$122.0

For the three months ended September 30, 2022 and 2021
For the three months ended September 30, 2022, the net unrealized gain was primarily driven by an increase in the fair value of our debt investments as compared to June 30, 2022. As of September 30, 2022, the fair value of our debt investments as a percentage of principal was 97.0%, as compared to 96.6% as of June 30, 2022. The primary driver of our portfolio’s unrealized gain was due to current market conditions and credit improvements. The ten largest contributors to the change in net unrealized gain (loss) on investments during the three months ended September 30, 2022 consisted of the following:

Portfolio Company ($ in millions)	Net Change in Unrealized Gain (Loss)
Swipe Acquisition Corporation (dba PLI)(1)	$30.3
Peter C. Foy & Associates Insurance Services, LLC (dba PCF Insurance Services)	23.1
Wingspire Capital Holdings LLC(1)	16.5
Cornerstone OnDemand, Inc.	7.8
Associations, Inc.	4.2
Aviation Solutions Midco, LLC (dba STS Aviation)	3.0
Galls, LLC	2.8
Remaining Portfolio Companies	64.0
Nutraceutical International Corporation	(3.5)
Walker Edison Furniture Company LLC	(10.5)
H-Food Holdings, LLC	(15.3)
Total	$122.4
________
(1) Portfolio company is controlled, affiliated investment.
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

For the nine months ended September 30, 2022 and 2021
For the nine months ended September 30, 2022, the net unrealized loss was primarily driven by a decrease in the fair value of our debt investments as compared to December 31, 2021. As of September 30, 2022, the fair value of our debt investments as a percentage of principal was 97.0%, as compared to 98.2% as of December 31, 2021. The primary driver of our portfolio’s unrealized loss was due to current market conditions. The ten largest contributors to the change in net unrealized gain (loss) on investments during the nine months ended September 30, 2022 consisted of the following:

Portfolio Company ($ in millions)	Net Change in Unrealized Gain (Loss)
Swipe Acquisition Corporation (dba PLI)(1)	$47.0
Peter C. Foy & Associates Insurance Services, LLC (dba PCF Insurance Services)	27.2
Wingspire Capital Holdings LLC(1)	13.8
Remaining Portfolio Companies	(69.0)
Packaging Coordinators Midco, Inc.	(11.3)
Nutraceutical International Corporation	(14.3)
Valence Surface Technologies LLC	(15.0)
ConAir Holdings LLC	(17.6)
Walker Edison Furniture Company LLC	(19.9)
H-Food Holdings, LLC	(28.2)
ORCC Senior Loan Fund LLC (fka Sebago Lake LLC)(1)	(28.6)
Total	$(115.9)
________
(1) Portfolio company is controlled, affiliated investment.
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
Net Realized Gains (Losses)
The realized gains and losses on fully exited and partially exited portfolio companies during the three and nine months ended September 30, 2022 and 2021 were comprised of the following:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
($ in millions)	2022	2021	2022	2021
Net realized gain (loss) on investments	$0.2	$2.0	$4.8	$(24.6)
Net realized gain (loss) on foreign currency transactions	(0.1)	0.1	(1.2)	1.2
Net realized gain (loss)	$0.1	$2.1	$3.6	$(23.4)

Realized Gross Internal Rate of Return
Since we began investing in 2016 through September 30, 2022, our exited investments have resulted in an aggregate cash flow realized gross internal rate of return to us of over 10% (based on total capital invested of $8.1 billion and total proceeds from these exited investments of $9.6 billion). Over sixty percent of these exited investments resulted in an aggregate cash flow realized gross internal rate of return (“IRR”) to us of 10% or greater.
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
As of September 30, 2022 and December 31, 2021, our asset coverage ratio was 180% and 182%, respectively. We seek to carefully consider our unfunded commitments for the purpose of planning our ongoing financial leverage. Further, we maintain sufficient borrowing capacity within the 150% asset coverage limitation to cover any outstanding unfunded commitments we are required to fund.
Cash and restricted cash as of September 30, 2022, taken together with our available debt, is expected to be sufficient for our investing activities and to conduct our operations in the near term. As of September 30, 2022, we had $1.7 billion available under our credit facilities.
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
As of September 30, 2022, we had $455.2 million in cash and restricted cash. During the nine months ended September 30, 2022, $122.5 million in cash was provided by operating activities, primarily as a result of sell downs and repayments of $1,749.4 million and other operating activity of $267.7 million partially offset by funding portfolio investments of $1,894.6 million. Lastly, cash used in financing activities was $114.5 million during the period, which was primarily the result of distributions paid of $354.5 million, debt issuance costs of $14.2 million and repurchases of common stock of $10.0 million, offset by net borrowings of $264.2 million.

Equity
Equity Issuances
There were no sales of our common stock during the three and nine months ended September 30, 2022 and 2021.
Distributions
The following table reflects the distributions declared on shares of our common stock during the nine months ended September 30, 2022:

	September 30, 2022
Date Declared	Record Date	Payment Date	Distribution per Share
August 2, 2022	September 30, 2022	November 15, 2022	$0.31
May 3, 2022	June 30, 2022	August 15, 2022	$0.31
February 23, 2022	March 31, 2022	May 13, 2022	$0.31
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

The following table reflects the shares distributed pursuant to the dividend reinvestment plan during the nine months ended September 30, 2022:

Date Declared	Record Date	Payment Date	Shares
May 3, 2022	June 30, 2022	August 15, 2022	886,113	(1)
February 23, 2022	March 31, 2022	May 15, 2022	830,764	(1)
November 2, 2021	December 31, 2021	January 31, 2022	814,084
(1)Shares purchased in the open market in order to satisfy dividends reinvested under our dividend reinvestment program.
The following table reflects the common stock issued pursuant to the dividend reinvestment plan during the nine months ended September 30, 2021:

Date Declared	Record Date	Payment Date	Shares
May 5, 2021	June 30, 2021	August 13, 2021	935,064
February 23, 2021	March 31, 2021	May 14, 2021	815,703
November 4, 2020	December 31, 2020	January 19, 2021	1,435,099

2020 Stock Repurchase Program (the “2020 Stock Repurchase Program”)
On November 3, 2020, the Board approved the 2020 Stock Repurchase Program under which we may repurchase up to $100 million of our outstanding common stock. Under the program, purchases may be made at management’s discretion from time to time in open-market transactions, in accordance with all applicable securities laws and regulations. Unless extended by the Board, the 2020 Stock Repurchase Program will terminate 12-months from the date it was approved. On November 2, 2021, the Board approved an extension to the 2020 Stock Repurchase Program for an additional 12-months. As of September 30, 2022, Goldman, Sachs & Co., as agent, has repurchased 944,076 shares of our common stock pursuant to the Repurchase Plan for approximately $12.6 million.
The following provides information regarding purchases of the our common stock by Goldman Sachs & Co., as agent, pursuant to the 2020 Stock Repurchase Program. For the period ended September 30, 2021, there were no repurchases under the 2020 Stock Repurchase Program. For the period ended September 30, 2022, repurchases under the 2020 Stock Repurchase Program were as follows:

Period ($ in millions, except share and per share amounts)	Total Number of Shares Repurchased	Average Price Paid per Share	Approximate Dollar Value of Shares that have been Purchased Under the Plans	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan
January 1, 2022 - January 31, 2022	—	$—	$—	$97.4
February 1, 2022 - February 28, 2022	—	$—	$—	$97.4
March 1, 2022 - March 31, 2022	—	$—	$—	$97.4
April 1, 2022 - April 30, 2022	—	$—	$—	$97.4
May 1, 2022 - May 31, 2022	757,926	$13.21	$10.0	$87.4
June 1, 2022 - June 30, 2022	—	$—	$—	$87.4
July 1, 2022 - July 31, 2022	—	$—	$—	$87.4
August 1, 2022 - August 31, 2022	—	$—	$—	$87.4
September 1, 2022 - September 30, 2022	—	$—	$—	$87.4
Total	757,926		$10.0

Debt
Aggregate Borrowings
Debt obligations consisted of the following as of September 30, 2022 and December 31, 2021:

	September 30, 2022
($ in thousands)	Aggregate Principal Committed	Outstanding Principal	Amount Available(1)	Net Carrying Value(2)
Revolving Credit Facility(3)(5)	$1,855,000	$406,913	$1,395,174	$391,769
SPV Asset Facility II	350,000	250,000	100,000	245,107
SPV Asset Facility III	250,000	250,000	—	249,208
SPV Asset Facility IV	250,000	76,484	173,516	73,863
CLO I	390,000	390,000	—	387,253
CLO II	260,000	260,000	—	257,127
CLO III	260,000	260,000	—	258,098
CLO IV	292,500	292,500	—	287,674
CLO V	509,625	509,625	—	506,965
CLO VI	260,000	260,000	—	258,246
CLO VII	239,150	239,150	—	237,266
2024 Notes(4)	400,000	400,000	—	384,328
2025 Notes	425,000	425,000	—	420,841
July 2025 Notes	500,000	500,000	—	494,912
2026 Notes	500,000	500,000	—	492,635
July 2026 Notes	1,000,000	1,000,000	—	981,868
2027 Notes(4)	500,000	500,000	—	433,638
2028 Notes	850,000	850,000	—	835,356
Total Debt	$9,091,275	$7,369,672	$1,668,690	$7,196,154
_______________
(1)The amount available reflects any collateral related limitations at the Company level related to each credit facility’s borrowing base.
(2)The carrying value of our Revolving Credit Facility, SPV Asset Facility II, SPV Asset Facility III, SPV Asset Facility IV, CLO I, CLO II, CLO III, CLO IV, CLO V, CLO VI, CLO VII, 2024 Notes, 2025 Notes, July 2025 Notes, 2026 Notes, July 2026 Notes, 2027 Notes and 2028 Notes are presented net of deferred financing costs of $15.1 million, $4.9 million, $0.8 million, $2.6 million, $2.7 million, $2.9 million, $1.9 million, $4.8 million, $2.7 million, $1.8 million, $3.4 million, $4.2 million, $5.1 million, $7.4 million, $18.1 million, $8.4 million and $14.6 million respectively.
(3)Includes the unrealized translation gain (loss) on borrowings denominated in foreign currencies.
(4)Inclusive of change in fair market value of effective hedge.
(5)The amount available is reduced by $52.9 million of outstanding letters of credit.

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
(4)Inclusive of change in fair market value of effective hedge.
(5)The amount available is reduced by $55.3 million of outstanding letters of credit.

For the three and nine months ended September 30, 2022 and 2021 the components of interest expense were as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
($ in thousands)	2022	2021	2022	2021
Interest expense	$73,539	$50,054	$184,354	$139,502
Amortization of debt issuance costs	6,311	6,731	21,133	18,882
Net change in unrealized gain (loss) on effective interest rate swaps and hedged items(1)	1,360	(269)	4,448	653
Total Interest Expense	$81,210	$56,516	$209,935	$159,037
Average interest rate	3.9%	2.9%	3.4%	3.0%
Average daily borrowings	$7,368,456	$6,713,786	$7,218,099	$6,050,836
_______________
(1)Refer to “ITEM 1. – FINANCIAL STATEMENTS – Notes to Consolidated Financial Statements – Note 6. Debt – 2023 Notes, 2024 Notes and 2027 Notes” for details on each facility’s interest rate swap.

Senior Securities

Information about our senior securities is shown in the following table as of September 30, 2022 and the fiscal years ended December 31, 2021, 2020, 2019, 2018, 2017 and 2016.

Class and Period	Total Amount Outstanding Exclusive of Treasury Securities(1) ($ in millions)	Asset Coverage per Unit(2)	Involuntary Liquidating Preference per Unit(3)	Average Market Value per Unit(4)
Revolving Credit Facility
September 30, 2022 (unaudited)	$406.9	$1,795	—	N/A
December 31, 2021	$892.3	$1,820	—	N/A
December 31, 2020	$252.5	$2,060	—	N/A
December 31, 2019	$480.9	$2,926	—	N/A
December 31, 2018	$308.6	$2,254	—	N/A
December 31, 2017	$—	$2,580	—	N/A
SPV Asset Facility I(6)
December 31, 2020	$—	$—	—	N/A
December 31, 2019	$300.0	$2,926	—	N/A
December 31, 2018	$400.0	$2,254	—	N/A
December 31, 2017	$400.0	$2,580	—	N/A
SPV Asset Facility II
September 30, 2022 (unaudited)	$250.0	$1,795	—	N/A
December 31, 2021	$100.0	$1,820	—	N/A
December 31, 2020	$100.0	$2,060	—	N/A
December 31, 2019	$350.0	$2,926	—	N/A
December 31, 2018	$550.0	$2,254	—	N/A
SPV Asset Facility III
September 30, 2022 (unaudited)	$250.0	$1,795	—	N/A
December 31, 2021	$190.0	$1,820	—	N/A
December 31, 2020	$375.0	$2,060	—	N/A
December 31, 2019	$255.0	$2,926	—	N/A
December 31, 2018	$300.0	$2,254	—	N/A
SPV Asset Facility IV
September 30, 2022 (unaudited)	$76.5	$1,795	—	N/A
December 31, 2021	$155.0	$1,820	—	N/A
December 31, 2020	$295.0	$2,060	—	N/A
December 31, 2019	$60.3	$2,926	—	N/A
CLO I
September 30, 2022 (unaudited)	$390.0	$1,795	—	N/A
December 31, 2021	$390.0	$1,820	—	N/A
December 31, 2020	$390.0	$2,060	—	N/A
December 31, 2019	$390.0	$2,926	—	N/A
CLO II
September 30, 2022 (unaudited)	$260.0	$1,795	—	N/A
December 31, 2021	$260.0	$1,820	—	N/A
December 31, 2020	$260.0	$2,060	—	N/A
December 31, 2019	$260.0	$2,926	—	N/A
CLO III
September 30, 2022 (unaudited)	$260.0	$1,795	—	N/A
December 31, 2021	$260.0	$1,820	—	N/A
December 31, 2020	$260.0	$2,060	—	N/A
CLO IV
September 30, 2022 (unaudited)	$292.5	$1,795	—	N/A
December 31, 2021	$292.5	$1,820	—	N/A
December 31, 2020	$252.0	$2,060	—	N/A

Class and Period	Total Amount Outstanding Exclusive of Treasury Securities(1) ($ in millions)	Asset Coverage per Unit(2)	Involuntary Liquidating Preference per Unit(3)	Average Market Value per Unit(4)
CLO V
September 30, 2022 (unaudited)	$509.6	$1,795	—	N/A
December 31, 2021	$196.0	$1,820	—	N/A
December 31, 2020	$196.0	$2,060	—	N/A
CLO VI
September 30, 2022 (unaudited)	$260.0	$1,795	—	N/A
December 31, 2021	$260.0	$1,820	—	N/A
CLO VII
September 30, 2022 (unaudited)	$239.2	$1,795	—	N/A
Subscription Credit Facility(5)
December 31, 2019	$—	$—	—	N/A
December 31, 2018	$883.0	$2,254	—	N/A
December 31, 2017	$393.5	$2,580	—	N/A
December 31, 2016	$495.0	$2,375	—	N/A
2023 Notes(7)
December 31, 2021	$—	$—	—	N/A
December 31, 2020	$150.0	$2,060	—	N/A
December 31, 2019	$150.0	$2,926	—	N/A
December 31, 2018	$150.0	$2,254	—	N/A
December 31, 2017	$138.5	$2,580	—	N/A
2024 Notes
September 30, 2022 (unaudited)	$400.0	$1,795	—	$1,017.0
December 31, 2021	$400.0	$1,820	—	$1,089.7
December 31, 2020	$400.0	$2,060	—	$1,037.1
December 31, 2019	$400.0	$2,926	—	$1,039.3
2025 Notes
September 30, 2022 (unaudited)	$425.0	$1,795	—	$979.0
December 31, 2021	$425.0	$1,820	—	$1,057.3
December 31, 2020	$425.0	$2,060	—	$984.2
December 31, 2019	$425.0	$2,926	—	$997.9
July 2025 Notes
September 30, 2022 (unaudited)	$500.0	$1,795	—	$963.0
December 31, 2021	$500.0	$1,820	—	$1,049.9
December 31, 2020	$500.0	$2,060	—	$971.1
2026 Notes
September 30, 2022 (unaudited)	$500.0	$1,795	—	$970.0
December 31, 2021	$500.0	$1,820	—	$1,068.7
December 31, 2020	$500.0	$2,060	—	$1,018.5
July 2026 Notes
September 30, 2022 (unaudited)	$1,000.0	$1,795	—	$925.0
December 31, 2021	$1,000.0	$1,820	—	$1,032.8
December 31, 2020	$1,000.0	$2,060	—	$1,005.0
2027 Notes
September 30, 2022 (unaudited)	$500.0	$1,795	—	$880.0
December 31, 2021	$500.0	$1,820	—	$997.4
2028 Notes
September 30, 2022 (unaudited)	$850.0	$1,795	—	$855.0
December 31, 2021	$850.0	$1,820	—	$994.3
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
Revolving Credit Facility
On August 26, 2022, we entered into an Amended and Restated Senior Secured Revolving Credit Agreement (the “Revolving Credit Facility”), which amends and restates in its entirety that certain Senior Secured Revolving Credit Agreement, dated as of February 1, 2017 (as amended, restated, supplemented or otherwise modified prior to August 26, 2022). The parties to the Revolving Credit Facility include us, as Borrower, the lenders from time to time parties thereto (each a “Revolving Credit Lender” and collectively, the “Revolving Credit Lenders”) and Truist Bank, as Administrative Agent.
The Revolving Credit Facility is guaranteed by certain domestic subsidiaries of ours in existence as of the closing date of the Revolving Credit Facility, and will be guaranteed by certain domestic subsidiaries of ours that are formed or acquired by us in the future (collectively, the “Guarantors”). Proceeds of the Revolving Credit Facility may be used for general corporate purposes, including the funding of portfolio investments.
The maximum principal amount of the Revolving Credit Facility is $1.855 billion, subject to availability under the borrowing base, which is based on the our portfolio investments and other outstanding indebtedness. Maximum capacity under the Revolving Credit Facility may be increased to $2.7825 billion through our exercise of an uncommitted accordion feature through which existing and new lenders may, at their option, agree to provide additional financing. The Revolving Credit Facility includes a $200 million limit for swingline loans and is secured by a perfected first-priority interest in substantially all of the portfolio investments held by us and each Guarantor, subject to certain exceptions.
The availability period under the Revolving Credit Facility will terminate on March 31, 2023, with respect to $60 million of commitments, September 3, 2024, with respect to $15 million of commitments (together, the "Non-Extending Commitments"), and on August 26, 2026, with respect to the remaining commitments (such remaining commitments, the "Extending Commitments") (together, the “Revolving Credit Facility Commitment Termination Date”). The Revolving Credit Facility will mature on April 2, 2024 with respect to $60 million of commitments, September 3, 2025, with respect to $15 million of commitments, and on August 26, 2027, with respect to the remaining commitments (together, the “Revolving Credit Facility Maturity Date”). During the period from the earliest Revolving Credit Facility Commitment Termination Date to the final Revolving Credit Facility Maturity Date, we will be obligated to make mandatory prepayments under the Revolving Credit Facility out of the proceeds of certain asset sales and other recovery events and equity and debt issuances.
We may borrow amounts in U.S. dollars or certain other permitted currencies. Amounts drawn under the Revolving Credit Facility with respect to the Extending Commitments in U.S. dollars will bear interest at either (i) term SOFR plus any applicable credit adjustment spread plus margin of either 1.875% per annum or, if the gross borrowing base is greater than or equal to the product of 1.60 and the combined debt amount, 1.75% per annum or (ii) the alternative base rate plus margin of either 0.875% per annum or, if the gross borrowing base is greater than or equal to the product of 1.60 and the combined debt amount, 0.75% per annum. Amounts drawn under the Revolving Credit Facility with respect to the Non-Extending Commitments in U.S. Dollars will bear interest at either (i) term SOFR plus any applicable credit adjustment spread plus margin of 2.00% per annum or (ii) the alternative base rate plus margin of 1.00% per annum. With respect to loans denominated in U.S. dollars, we may elect either term SOFR or the alternative base rate at the time of drawdown, and such loans may be converted from one rate to another at any time at our option, subject to certain conditions. Amounts drawn under the Revolving Credit Facility with respect to the Extending Commitments in other permitted currencies will bear interest at the relevant rate specified therein (including any applicable credit adjustment spread) plus margin of either 1.875% per annum or, if the gross borrowing base is greater than or equal to the product of 1.60 and the combined debt amount,

1.75% per annum. Amounts drawn under the Revolving Credit Facility with respect to the Non-Extending Commitments in other permitted currencies will bear interest at the relevant rate specified therein (including any applicable credit adjustment spread) plus margin of 2.00% per annum. We will also pay a fee of 0.375% on undrawn amounts under the Revolving Credit Facility.
The Revolving Credit Facility includes customary covenants, including certain limitations on the incurrence by us of additional indebtedness and on our ability to make distributions to our shareholders, or redeem, repurchase or retire shares of stock, upon the occurrence of certain events and certain financial covenants related to asset coverage and other maintenance covenants, as well as customary events of default. The Revolving Credit Facility requires a minimum asset coverage ratio with respect to the consolidated assets of us and our subsidiaries to senior securities that constitute indebtedness of no less than 1.50 to 1.00 at any time. For further details, see “ITEM 1. – Notes to Consolidated Financial Statements – Note 6. Debt.”
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
With respect to revolving loans, amounts drawn bear interest at Term SOFR (or, in the case of certain lenders that are commercial paper conduits, the lower of their cost of funds and Term SOFR plus 0.40%) plus a spread that steps up from 2.30% to 2.55% during the period March 25, 2022, to the date on which the reinvestment period ends. With respect to term loans, amounts drawn bear interest at Term SOFR (or, in the case of certain lenders that are commercial paper conduits, the lower of their cost of funds and Term SOFR plus 0.40%) plus a spread that steps up from 2.30% to 2.55% during the same period. From March 25, 2022 to the SPV Asset Facility II Commitment Termination Date, there is a commitment fee ranging from 0.50% to 0.625% per annum on the undrawn amount, if any, of the revolving commitments in the SPV Asset Facility II. The SPV Asset Facility II contains customary covenants, including certain financial maintenance covenants, limitations on the activities of ORCC Financing II, including limitations on incurrence of incremental indebtedness, and customary events of default. The SPV Asset Facility II is secured by a perfected first priority security interest in the assets of ORCC Financing II and on any payments received by ORCC Financing II in respect of those assets. Assets pledged to the SPV Asset Facility II Lenders will not be available to pay our debts. For further details, see “ITEM 1. – Notes to Consolidated Financial Statements – Note 6. Debt.”
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
From time to time, we expect to sell and contribute certain loan assets to ORCC Financing III pursuant to a Sale and Contribution Agreement by and between us and ORCC Financing III. No gain or loss will be recognized as a result of the contribution. Proceeds from the SPV Asset Facility III will be used to finance the origination and acquisition of eligible assets by ORCC Financing III, including the purchase of such assets us. We retain a residual interest in assets contributed to or acquired by ORCC Financing III through its ownership of ORCC Financing III. The maximum principal amount of the SPV Asset Facility III is $250 million; the availability of this amount is subject to a borrowing base test, which is based on the value of ORCC Financing III’s assets from time to time, and satisfaction of certain conditions, including interest spread and weighted average coupon tests, certain concentration limits and collateral quality tests.
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
Amounts drawn bear interest at term SOFR (or, in the case of certain SPV Lenders III that are commercial paper conduits, the lower of (a) their cost of funds and (b) term SOFR, such term SOFR not to be lower than zero) plus a spread equal to 2.20% per annum, which spread will increase (a) on and after the end of the SPV Asset Facility III Revolving Period by 0.15% per annum if no event of default has occurred and (b) by 2.00% per annum upon the occurrence of an event of default (such spread, the “Applicable Margin”) term SOFR may be replaced as a base rate under certain circumstances. We predominantly borrow utilizing SOFR rate loans, generally electing one-month SOFR upon borrowing. During the SPV Asset Facility III Revolving Period, ORCC Financing III will pay an undrawn fee ranging from 0.25% to 0.50% per annum on the undrawn amount, if any, of the revolving commitments in the SPV Asset Facility III. During the Revolving Period, if the undrawn commitments are in excess of a certain portion (initially 20% and increasing in stages to 75%) of the total commitments under the SPV Asset Facility III, ORCC Financing III will also pay a make-whole fee equal to the Applicable Margin multiplied by such excess undrawn commitment amount, reduced by the undrawn fee payable on such excess. The SPV Asset Facility III contains customary covenants, including certain financial maintenance covenants, limitations on the activities of ORCC Financing III, including limitations on incurrence of incremental indebtedness, and customary events of default. The SPV Asset Facility III is secured by a perfected first priority security interest in the assets of ORCC Financing III and on any payments received by ORCC Financing III in respect of those assets. Assets pledged to the SPV Asset Facility III Lenders will not be available to pay our debts. For further details, see “ITEM 1. – Notes to Consolidated Financial Statements – Note 6. Debt.”
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
From time to time, we expect to sell and contribute certain investments to ORCC Financing IV pursuant to a Sale and Contribution Agreement by and between us and ORCC Financing IV. No gain or loss will be recognized as a result of the contribution. Proceeds from the SPV Asset Facility IV will be used to finance the origination and acquisition of eligible assets by ORCC Financing IV, including the purchase of such assets from us. We retain a residual interest in assets contributed to or acquired by ORCC Financing IV through our ownership of ORCC Financing IV. The maximum principal amount of the SPV Asset Facility IV is $250 million; the availability of this amount is subject to an overcollateralization ratio test, which is based on the value of ORCC Financing IV’s assets from time to time, and satisfaction of certain conditions, including an interest coverage ratio test, certain concentration limits and collateral quality tests.
The SPV Asset Facility IV provides for the ability to (1) draw term loans and (2) draw and redraw revolving loans under the SPV Asset Facility IV until the last day of the reinvestment period unless the revolving commitments are terminated or converted to term loans sooner as provided in the SPV Asset Facility IV (the “SPV Asset Facility IV Commitment Termination Date”). Unless otherwise terminated, the SPV Asset Facility IV will mature on October 1, 2030 (the “SPV Asset Facility IV Stated Maturity”). Prior to the SPV Asset Facility IV Stated Maturity, proceeds received by ORCC Financing IV from principal and interest, dividends, or fees on assets must be used to pay fees, expenses and interest on outstanding borrowings, and the excess may be returned to us, subject to certain conditions. On the SPV Asset Facility IV Stated Maturity, ORCC Financing IV must pay in full all outstanding fees and expenses and all principal and interest on outstanding borrowings, and the excess may be returned to us.
From the SPV Asset Facility IV Closing Date to the SPV Asset Facility IV Commitment Termination Date, there is a commitment fee ranging from 0.50% to 0.75% per annum on the undrawn amount, if any, of the revolving commitments in the SPV Asset Facility IV. The SPV Asset Facility IV contains customary covenants, including certain financial maintenance covenants, limitations on the activities of ORCC Financing IV, including limitations on incurrence of incremental indebtedness, and customary events of default. The SPV Asset Facility IV is secured by a perfected first priority security interest in the assets of ORCC Financing IV and on any payments received by ORCC Financing IV in respect of those assets. Assets pledged to the Lenders will not be available to pay our debts. For further details, see “ITEM 1. – Notes to Consolidated Financial Statements – Note 6. Debt.”
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

In the CLO I Transaction the CLO I Issuers (A) issued the following notes pursuant to an indenture and security agreement dated as of the CLO I Closing Date (the “CLO I Indenture”), by and among the CLO I Issuers and State Street Bank and Trust Company: (i) $242 million of AAA(sf) Class A Notes, which bear interest at three-month LIBOR plus 1.80%, (ii) $30 million of AAA(sf) Class A-F Notes, which bear interest at a fixed rate of 4.165%, and (iii) $68 million of AA(sf) Class B Notes, which bear interest at three-month LIBOR plus 2.70% (together, the “CLO I Notes”) and (B) borrowed $50 million under floating rate loans (the “Class A Loans” and together with the CLO I Notes, the “CLO I Debt”), which bear interest at three-month LIBOR plus 1.80%, under a credit agreement (the “CLO I Credit Agreement”), dated as of the CLO I Closing Date, by and among the CLO I Issuers, as borrowers, various financial institutions, as lenders, and State Street Bank and Trust Company, as collateral trustee and loan agent. The Class A Loans may be exchanged by the lenders for Class A Notes at any time, subject to certain conditions under the CLO I Credit Agreement and the CLO I Indenture. The CLO I Debt is scheduled to mature on May 20, 2031. The CLO I Notes were privately placed by Natixis Securities Americas, LLC and SG Americas Securities, LLC.
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
The CLO IV Transaction was executed by the issuance of the following classes of notes and preferred shares pursuant to an indenture and security agreement dated as of the CLO IV Closing Date (the “CLO IV Indenture”), by and among the CLO IV Issuers and State Street Bank and Trust Company: (i) $236.5 million of AAA(sf) Class A-1 Notes, which bear interest at three-month LIBOR plus 2.62% and (ii) $15.5 million of AAA(sf) Class A-2 Notes, which bear interest at three-month LIBOR plus 3.40% (together, the “CLO IV Secured Notes”). The CLO IV Secured Notes are secured by the middle market loans, participation interests in middle market loans and other assets of the CLO IV Issuer. The CLO IV Secured Notes are scheduled to mature on May 20, 2029. The CLO IV Secured Notes were privately placed by Natixis Securities Americas LLC.
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
The CLO IV Refinancing was executed by the issuance of the following classes of notes pursuant to the CLO IV Indenture as supplemented by the supplemental indenture dated as of the CLO IV Refinancing Date (the “CLO IV Refinancing Indenture”), by and among the CLO IV Issuers and State Street Bank and Trust Company: (i) $252 million of AAA(sf) Class A-1-R Notes, which bear interest at three-month LIBOR plus 1.60% and (ii) $40.5 million of AA(sf) Class A-2-R Notes, which bear interest at three-month LIBOR plus 1.90% (together, the “CLO IV Refinancing Secured Notes”). The CLO IV Refinancing Secured Notes are secured by the middle market loans, participation interests in middle market loans and other assets of the CLO IV Issuer. The CLO IV Refinancing Secured Notes are scheduled to mature on August 20, 2033. The CLO IV Refinancing Secured Notes were privately placed by Natixis Securities Americas LLC. Upon the occurrence of certain triggering events relating to the end of LIBOR, a different benchmark rate will replace LIBOR as the reference rate for interest accruing on the CLO IV Refinancing Secured Notes. The proceeds from the CLO IV Refinancing were used to redeem in full the classes of notes issued on the CLO IV Closing Date, to redeem a portion of the preferred shares of the CLO IV Issuer as described below and to pay expenses incurred in connection with the CLO IV Refinancing.

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
Through August 20, 2025, a portion of the proceeds received by the CLO IV Issuer from the loans securing the CLO IV Refinancing Secured Notes may be used by the CLO IV Issuer to purchase additional middle market loans under the direction of the Advisor, in its capacity as collateral manager for the CLO IV Issuer and in accordance with our investing strategy and ability to originate eligible middle market loans.
The CLO IV Refinancing Secured Notes are the secured obligation of the CLO IV Issuers, and the CLO IV Refinancing Indenture includes customary covenants and events of default. The CLO IV Refinancing Secured Notes have not been registered under the Securities Act, or any state securities (e.g., “blue sky”) laws, and may not be offered or sold in the United States absent registration with the Securities and Exchange Commission or pursuant to an applicable exemption from such registration.
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
The CLO V Transaction was executed by the issuance of the following classes of notes and preferred shares pursuant to an indenture and security agreement dated as of the CLO V Closing Date (the “CLO V Indenture”), by and among the CLO V Issuers and State Street Bank and Trust Company: (i) $182 million of AAA(sf)/AAAsf Class A-1 Notes, which bear interest at three-month LIBOR plus 1.85% and (ii) $14 million of AAA(sf) Class A-2 Notes, which bear interest at three-month LIBOR plus 2.20% (together, the “CLO V Secured Notes”). The CLO V Secured Notes are secured by the middle market loans, participation interests in middle market loans and other assets of the CLO V Issuer. The CLO V Secured Notes are scheduled to mature on November 20, 2029. The CLO V Secured Notes were privately placed by Natixis Securities Americas LLC.
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
The CLO V Refinancing Secured Notes are the secured obligation of the CLO V Refinancing Issuer, and the CLO V Refinancing Indenture includes customary covenants and events of default. The CLO V Refinancing Secured Notes have not been registered under the Securities Act, or any state securities (e.g., “blue sky”) laws, and may not be offered or sold in the United States absent registration with the Securities and Exchange Commission or pursuant to an applicable exemption from such registration.
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
The CLO VI Transaction was executed by the issuance of the following classes of notes and preferred shares pursuant to an indenture and security agreement dated as of the CLO VI Closing Date (the “CLO VI Indenture”), by and among the CLO VI Issuers and State Street Bank and Trust Company: (i) $ 224 million of AAA(sf) Class A Notes, which bear interest at three-month LIBOR plus 1.45%, (ii) $26 million of AA(sf) Class B-1 Notes, which bear interest at three-month LIBOR plus 1.75% and (iii) $10 million of AA(sf) Class B-F Notes, which bear interest at a fixed rate of 2.83% (together, the “CLO VI Secured Notes”). The CLO VI Secured Notes are secured by the middle market loans, participation interests in middle market loans and other assets of the CLO VI Issuer. The CLO VI Secured Notes are scheduled to mature on June 21, 2032. The CLO VI Secured Notes are privately placed by SG Americas Securities, LLC. Upon the occurrence of certain triggering events relating to the end of LIBOR, a different benchmark rate will replace LIBOR as the reference rate for interest accruing on the CLO VI Secured Notes.
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
As part of the CLO VI Transaction, we entered into a loan sale agreement with the CLO VI Issuer dated as of the CLO VI Closing Date, which provides for the sale and contribution of approximately $205.6 million par amount of middle market loans from us to the CLO VI Issuer on the CLO VI Closing Date and for future sales from us to the CLO VI Issuer on an ongoing basis. Such loans constitute part of the initial portfolio of assets securing the CLO VI Secured Notes. The remainder of the initial portfolio assets securing the CLO VI Secured Notes consists of approximately $164.7 million par amount of middle market loans purchased by the CLO VI Issuer from ORCC Financing IV LLC, our wholly-owned subsidiary of ours, under an additional loan sale agreement executed on the CLO VI Closing Date between the Issuer and ORCC Financing IV LLC. We and ORCC Financing IV LLC each made customary representations, warranties, and covenants to the CLO VI Issuer under the applicable loan sale agreement.
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
The Secured Notes are the secured obligation of the CLO VI Issuers, and the CLO VI Indenture includes customary covenants and events of default. The CLO VI Secured Notes have not been registered under the Securities Act, or any state securities (e.g., “blue sky”) laws, and may not be offered or sold in the United States absent registration with the Securities and Exchange Commission or pursuant to an applicable exemption from such registration.
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
CLO VII
On July 26, 2022 (the “CLO VII Closing Date”), we completed a $350.47 million term debt securitization transaction (the “CLO VII Transaction”), also known as a collateralized loan obligation transaction, which is a form of secured financing incurred by us. The secured notes and preferred shares issued in the CLO VII Transaction and the secured loan borrowed in the CLO VII Transaction were issued and incurred, as applicable, by the our consolidated subsidiary Owl Rock CLO VII, LLC, a limited liability organized under the laws of the State of Delaware (the “CLO VII Issuer”) and are backed by a portfolio of collateral obligations consisting of middle market loans and participation interests in middle market loans as well as by other assets of the CLO VII Issuer.
The CLO VII Transaction was executed by (A) the issuance of the following classes of notes and preferred shares pursuant to an indenture and security agreement dated as of the CLO VII Closing Date (the “CLO VII Indenture”), by and among the CLO VII Issuer and State Street Bank and Trust Company: (i) $48 million of AAA(sf) Class A-1 Notes, which bear interest at three-month term SOFR plus 2.10%, (ii) $24 million of AAA(sf) Class A-2 Notes, which bear interest at 5.00%, (iii) $6 million of AA(sf) Class B-1 Notes, which bear interest at three-month term SOFR plus 2.85% and (iv) $26.15 million of AA(sf) Class B-2 Notes, which bear interest at 5.71% and (v) $10 million of A(sf) Class C Notes, which bear interest at 6.86% (together, the “CLO VII Secured Notes”) and (B) the borrowing by the CLO VII Issuer of $75 million under floating rate Class A-L1 loans (the “CLO VII Class A-L1 Loans”) and $50 million under floating rate Class A-L2 loans (the “CLO VII Class A-L2 Loans” and together with the CLO VII Class A-L1 Loans and the CLO VII Secured Notes, the “CLO VII Debt”). The CLO VII Class A-L1 Loans and the CLO VII Class A-L2 Loans

bear interest at three-month term SOFR plus 2.10%. The CLO VII Class A-L1 Loans were borrowed under a credit agreement (the “CLO VII A-L1 Credit Agreement”), dated as of the CLO VII Closing Date, by and among the CLO VII Issuer, as borrower, various financial institutions, as lenders, and State Street Bank and Trust Company, as collateral trustee and loan agent and the CLO VII Class A-L2 Loans were borrowed under a credit agreement (the “CLO VII A-L2 Credit Agreement”), dated as of the CLO VII Closing Date, by and among the CLO VII Issuer, as borrower, various financial institutions, as lenders, and State Street Bank and Trust Company, as collateral trustee and loan agent. The CLO VII Debt is secured by middle market loans, participation interests in middle market loans and other assets of the CLO VII Issuer. The CLO VII Debt is scheduled to mature on July 20, 2033. The CLO VII Secured Notes were privately placed by SG Americas Securities, LLC as Initial Purchaser.
Concurrently with the issuance of the CLO VII Secured Notes and the borrowing under the CLO VII Class A-L1 Loans and CLO VII Class A-L2 Loans, the CLO VII Issuer issued approximately $111.32 million of subordinated securities in the form of 111,320 preferred shares at an issue price of U.S.$1,000 per share (the “CLO VII Preferred Shares”). The CLO VII Preferred Shares were issued by the CLO VII Issuer as part of its issued share capital and are not secured by the collateral securing the CLO VII Debt. we purchased all of the CLO VII Preferred Shares. We act as retention holder in connection with the CLO VII Transaction for the purposes of satisfying certain U.S. and European Union regulations requiring sponsors of securitization transactions to retain exposure to the performance of the securitized assets and as such is required to retain a portion of the CLO VII Preferred Shares.
As part of the CLO VII Transaction, we entered into a loan sale agreement with the CLO VII Issuer dated as of the CLO VII Closing Date, which provided for the sale and contribution of approximately $255.548 million par amount of middle market loans from us to the CLO VII Issuer on the CLO VII Closing Date and for future sales from us to the CLO VII Issuer on an ongoing basis. Such loans constituted part of the initial portfolio of assets securing the CLO VII Debt. The remainder of the initial portfolio assets securing the CLO VII Debt consisted of approximately $93.313 million par amount of middle market loans purchased by the CLO VII Issuer from ORCC Financing IV LLC, a wholly-owned subsidiary of us, under an additional loan sale agreement executed on the CLO VII Closing Date between the CLO VII Issuer and ORCC Financing IV LLC. We and ORCC Financing IV LLC each made customary representations, warranties, and covenants to the CLO VII Issuer under the applicable loan sale agreement.
Through July 20, 2025, a portion of the proceeds received by the CLO VII Issuer from the loans securing the CLO VII Debt may be used by the CLO VII Issuer to purchase additional middle market loans under the direction of Owl Rock Capital Advisors LLC (“ORCA”), our investment advisor, in its capacity as collateral manager for the CLO VII Issuer and in accordance with our investing strategy and ability to originate eligible middle market loans.
The CLO VII Debt is the secured obligation of the CLO VII Issuer, and the CLO VII Indenture, the CLO VII A-L1 Credit Agreement and the CLO VII A-L2 Credit Agreement each include customary covenants and events of default. The CLO VII Secured Notes have not been registered under the Securities Act, or any state securities (e.g., “blue sky”) laws, and may not be offered or sold in the United States absent registration with the Securities and Exchange Commission or pursuant to an applicable exemption from such registration.
The Adviser will serve as collateral manager for the CLO VII Issuer under a collateral management agreement dated as of the CLO VII Closing Date. The Adviser is entitled to receive fees for providing these services. The Adviser has waived its right to receive such fees but may rescind such waiver at any time; provided, however, that if the Adviser rescinds such waiver, the management fee payable to the Adviser pursuant to the Amended and Restated Investment Advisory Agreement, between the Adviser and us will be offset by the amount of the collateral management fee attributable to the CLO VII Issuer’s equity or notes owned by us.
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
In connection with the offering of the 2023 Notes, on December 21, 2017 we entered into a centrally cleared interest rate swap. The notional amount of the interest rate swap was $150 million. We received fixed rate interest semi-annually at 4.75% and paid variable rate interest monthly based on 1-month LIBOR plus 2.545%. The interest rate swap matured on December 21, 2021, and therefore, for the three and nine months ended September 30, 2022, we did not make any periodic payments. For the three and nine months ended September 30, 2021, we made periodic payments of $1.0 million and $3.0 million, respectively. The interest expense related to the 2023 Notes was equally offset by proceeds received from the interest rate swap. The swap adjusted interest expense is included as a component of interest expense in our Consolidated Statements of Operations. Depending on the nature of the balance at period end, the fair value of the interest rate swap is either included as a component of accrued expenses and other liabilities or prepaid expenses and other assets on our Consolidated Statements of Assets and Liabilities. The change in fair value of the interest rate swap is offset by the change in fair value of the 2023 Notes, with the remaining difference included as a component of interest expense on the Consolidated Statements of Operations.
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
In connection with the issuance of the 2024 Notes, on April 10, 2019 we entered into centrally cleared interest rate swaps. The notional amount of the interest rate swaps is $400 million. We will receive fixed rate interest at 5.25% and pay variable rate interest based on one-month LIBOR plus 2.937%. The interest rate swaps mature on April 10, 2024. For the three months ended September 30, 2022, we did not make periodic payments. For the nine months ended September 30, 2022, we made periodic payments of $4.3 million. For the three months ended September 30, 2021, we did not make periodic payments. For the nine months ended September 30, 2021, we made periodic payments of $4.3 million. The interest expense related to the 2024 Notes is equally offset by the proceeds received from the interest rate swaps. The swap adjusted interest expense is included as a component of interest expense on our Consolidated Statements of Operations. As of September 30, 2022 and December 31, 2021, the interest rate swap had a fair value of $(12.7) million and $12.0 million, respectively. Depending on the nature of the balance at period end, the fair value of the interest rate swap is either included as a component of accrued expenses and other liabilities or prepaid expenses and other assets on our Consolidated Statements of Assets and Liabilities. The change in fair value of the interest rate swap is offset by the change in fair value of the 2024 Notes, with the remaining difference included as a component of interest expense on the Consolidated Statements of Operations. For further details, see “ITEM 1. – Notes to Consolidated Financial Statements – Note 6. Debt.”
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
In connection with the issuance of the 2027 Notes, on April 26, 2021 we entered into centrally cleared interest rate swaps. The notional amount of the interest rate swaps is $500 million. We will receive fixed rate interest at 2.625% and pay variable rate interest based on one-month LIBOR plus 1.655%. The interest rate swaps mature on January 15, 2027. For the three and nine months ended September 30, 2022, we made periodic payments of $1.0 million and $3.1 million, respectively. For the three and nine months ended September 30, 2021, we made periodic payments of $0.9 million. The interest expense related to the 2027 Notes is equally offset by the proceeds received from the interest rate swaps. The swap adjusted interest expense is included as a component of interest expense on our Consolidated Statements of Operations. As of September 30, 2022 and December 31, 2021, the interest rate swap had a fair value of $(61.1) million and $7.6 million, respectively. Depending on the nature of the balance at period end, the fair value of the interest rate swap is either included as a component of accrued expenses and other liabilities or prepaid expenses and other assets on our Consolidated Statements of Assets and Liabilities. The change in fair value of the interest rate swap is offset by the change in fair value of the 2027 Notes, with the remaining difference included as a component of interest expense on the Consolidated Statements of Operations. For further details, see “ITEM 1. – Notes to Consolidated Financial Statements – Note 6. Debt.”
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
Off-Balance Sheet Arrangements
Portfolio Company Commitments
From time to time, we may enter into commitments to fund investments. As of September 30, 2022 and December 31, 2021, we had the following outstanding commitments to fund investments in current portfolio companies:

Portfolio Company	Investment	September 30, 2022	December 31, 2021
($ in thousands)
3ES Innovation Inc. (dba Aucerna)	First lien senior secured revolving loan	$2,193	$3,893
AAM Series 1.1 Rail and Domestic Intermodal Feeder, LLC	LLC Interest	45,000	—
AAM Series 2.1 Aviation Feeder, LLC	LLC Interest	43,632	—
ABB/Con-cise Optical Group LLC	First lien senior secured revolving loan	495	—
Accela, Inc.	First lien senior secured revolving loan	1,500	3,000
Alera Group, Inc.	First lien senior secured delayed draw term loan	—	417
AmeriLife Holdings LLC	First lien senior secured delayed draw term loan	182	—
AmeriLife Holdings LLC	First lien senior secured revolving loan	91	—
AmSpec Group, Inc. (fka AmSpec Services Inc.)	First lien senior secured revolving loan	11,750	10,665
Anaplan, Inc.	First lien senior secured revolving loan	9,722	—
Apex Group Treasury, LLC	Second lien senior secured delayed draw term loan	—	25,147
Apex Service Partners, LLC	First lien senior secured delayed draw term loan	164	—
Apex Service Partners, LLC	First lien senior secured revolving loan	50	—
Apptio, Inc.	First lien senior secured revolving loan	1,667	1,667
Aramsco, Inc.	First lien senior secured revolving loan	8,099	8,378
Ardonagh Midco 3 PLC	First lien senior secured GBP delayed draw term loan	9,097	11,038
Armstrong Bidco Limited (dba The Access Group)	First lien senior secured delayed draw term loan	760	—
Ascend Buyer, LLC (dba PPC Flexible Packaging)	First lien senior secured revolving loan	489	471
Associations, Inc.	First lien senior secured delayed draw term loan	46,567	—
Associations, Inc.	First lien senior secured revolving loan	32,923	32,923
AxiomSL Group, Inc.	First lien senior secured delayed draw term loan	8,331	8,331
AxiomSL Group, Inc.	First lien senior secured revolving loan	18,227	18,227
Bayshore Intermediate #2, L.P. (dba Boomi)	First lien senior secured revolving loan	6,913	6,913
BCPE Osprey Buyer, Inc. (dba PartsSource)	First lien senior secured delayed draw term loan	28,014	28,014
BCPE Osprey Buyer, Inc. (dba PartsSource)	First lien senior secured revolving loan	11,855	11,855
BCTO BSI Buyer, Inc. (dba Buildertrend)	First lien senior secured revolving loan	8,036	2,339
Blend Labs, Inc.	First lien senior secured revolving loan	7,500	7,500
BP Veraison Buyer, LLC (dba Sun World)	First lien senior secured delayed draw term loan	29,054	29,054
BP Veraison Buyer, LLC (dba Sun World)	First lien senior secured revolving loan	8,716	8,716
Brightway Holdings, LLC	First lien senior secured revolving loan	3,158	3,158
Centrify Corporation	First lien senior secured revolving loan	3,409	6,817
Chapford SMA Partnership, L.P.	LP Interest	8,575	—
CivicPlus, LLC	First lien senior secured delayed draw term loan	—	6,673

Portfolio Company	Investment	September 30, 2022	December 31, 2021
CivicPlus, LLC	First lien senior secured revolving loan	2,698	1,335
Denali BuyerCo, LLC (dba Summit Companies)	First lien senior secured delayed draw term loan	4,008	9,849
Denali BuyerCo, LLC (dba Summit Companies)	First lien senior secured revolving loan	2,998	3,556
Diamondback Acquisition, Inc. (dba Sphera)	First lien senior secured delayed draw term loan	1,080	1,080
Dodge Data & Analytics LLC	First lien senior secured revolving loan	—	1,888
Douglas Products and Packaging Company LLC	First lien senior secured revolving loan	8,619	3,936
EET Buyer, Inc. (dba e-Emphasys)	First lien senior secured revolving loan	455	455
Entertainment Benefits Group, LLC	First lien senior secured revolving loan	133	11,200
Evolution BuyerCo, Inc. (dba SIAA)	First lien senior secured revolving loan	10,709	10,709
Forescout Technologies, Inc.	First lien senior secured delayed draw term loan	48,750	—
Forescout Technologies, Inc.	First lien senior secured revolving loan	5,345	5,345
Fortis Solutions Group, LLC	First lien senior secured delayed draw term loan	155	1,347
Fortis Solutions Group, LLC	First lien senior secured revolving loan	431	462
Fullsteam Operations, LLC	First lien senior secured delayed draw term loan	6,838	—
Gainsight, Inc.	First lien senior secured revolving loan	3,357	3,357
Galls, LLC	First lien senior secured revolving loan	14,186	20,468
Gaylord Chemical Company, L.L.C.	First lien senior secured revolving loan	13,202	13,202
Gerson Lehrman Group, Inc.	First lien senior secured revolving loan	21,563	21,563
GI Ranger Intermediate, LLC (dba Rectangle Health)	First lien senior secured delayed draw term loan	—	614
GI Ranger Intermediate, LLC (dba Rectangle Health)	First lien senior secured revolving loan	332	369
Global Music Rights, LLC	First lien senior secured revolving loan	667	667
GovBrands Intermediate, Inc.	First lien senior secured delayed draw term loan	1,111	1,111
GovBrands Intermediate, Inc.	First lien senior secured revolving loan	573	793
Granicus, Inc.	First lien senior secured delayed draw term loan	1,006	1,006
Granicus, Inc.	First lien senior secured revolving loan	1,187	1,187
Guidehouse Inc.	First lien senior secured revolving loan	—	351
H&F Opportunities LUX III S.À R.L (dba Checkmarx)	First lien senior secured revolving loan	16,250	16,250
Hercules Borrower, LLC (dba The Vincit Group)	First lien senior secured revolving loan	18,685	20,916
HGH Purchaser, Inc. (dba Horizon Services)	First lien senior secured delayed draw term loan	12,803	49,359
HGH Purchaser, Inc. (dba Horizon Services)	First lien senior secured revolving loan	6,520	7,031
Hissho Sushi Merger Sub LLC	First lien senior secured revolving loan	65	—
Hometown Food Company	First lien senior secured revolving loan	3,529	4,235
Ideal Image Development, LLC	First lien senior secured delayed draw term loan	1,463	—
Ideal Image Development, LLC	First lien senior secured revolving loan	1,829	—
Ideal Tridon Holdings, Inc.	First lien senior secured revolving loan	5,727	3,927
IG Investments Holdings, LLC (dba Insight Global)	First lien senior secured revolving loan	3,974	1,987
Indigo Buyer, Inc. (dba Inovar Packaging Group)	First lien senior secured delayed draw term loan	250	—
Indigo Buyer, Inc. (dba Inovar Packaging Group)	First lien senior secured revolving loan	83	—
Individual Foodservice Holdings, LLC	First lien senior secured delayed draw term loan	—	6,890
Individual Foodservice Holdings, LLC	First lien senior secured revolving loan	21,567	20,609
Inovalon Holdings, Inc.	First lien senior secured delayed draw term loan	18,988	18,988
Integrity Marketing Acquisition, LLC	First lien senior secured revolving loan	14,832	14,832
Intelerad Medical Systems Incorporated (fka 11849573 Canada Inc.)	First lien senior secured revolving loan	1,607	1,607
Interoperability Bidco, Inc. (dba Lyniate)	First lien senior secured revolving loan	3,043	4,000

Portfolio Company	Investment	September 30, 2022	December 31, 2021
IQN Holding Corp. (dba Beeline)	First lien senior secured revolving loan	—	22,672
Kaseya Inc.	First lien senior secured delayed draw term loan	1,134	—
Kaseya Inc.	First lien senior secured revolving loan	1,134	—
KPSKY Acquisition, Inc. (dba BluSky)	First lien senior secured delayed draw term loan	—	256
Sara Lee Frozen Bakery, LLC (fka KSLB Holdings, LLC)	First lien senior secured revolving loan	600	8,700
Lazer Spot Holdings, Inc. (f/k/a Lazer Spot GB Holdings, Inc.)	First lien senior secured revolving loan	26,833	26,833
Mario Purchaser, LLC (dba Len the Plumber)	First lien senior secured delayed draw term loan	4,880	—
Mario Midco Holdings, Inc.	First lien senior secured revolving loan	1,381	—
Lignetics Investment Corp.	First lien senior secured delayed draw term loan	3,922	3,922
Lignetics Investment Corp.	First lien senior secured revolving loan	549	3,922
Litera Bidco LLC	First lien senior secured delayed draw term loan	—	5,176
Litera Bidco LLC	First lien senior secured revolving loan	5,738	5,738
Medline Borrower, LP	First lien senior secured revolving loan	7,190	7,190
MHE Intermediate Holdings, LLC (dba OnPoint Group)	First lien senior secured delayed draw term loan	—	9,850
MHE Intermediate Holdings, LLC (dba OnPoint Group)	First lien senior secured revolving loan	15,536	15,536
Milan Laser Holdings LLC	First lien senior secured revolving loan	2,078	2,078
MINDBODY, Inc.	First lien senior secured revolving loan	6,071	6,071
Ministry Brands Holdings, LLC	First lien senior secured delayed draw term loan	226	226
Ministry Brands Holdings, LLC	First lien senior secured revolving loan	68	68
National Dentex Labs LLC (fka Barracuda Dental LLC)	First lien senior secured delayed draw term loan	—	3,980
National Dentex Labs LLC (fka Barracuda Dental LLC)	First lien senior secured revolving loan	—	6,322
Natural Partners, LLC	First lien senior secured revolving loan	68	—
Nelipak Holding Company	First lien senior secured USD revolving loan	6,299	4,288
Nelipak Holding Company	First lien senior secured EUR revolving loan	6,214	7,518
NMI Acquisitionco, Inc. (dba Network Merchants)	First lien senior secured delayed draw term loan	4,073	4,073
NMI Acquisitionco, Inc. (dba Network Merchants)	First lien senior secured revolving loan	1,652	1,652
Norvax, LLC (dba GoHealth)	First lien senior secured revolving loan	2,761	2,761
Notorious Topco, LLC (dba Beauty Industry Group)	First lien senior secured delayed draw term loan	6,385	15,962
Notorious Topco, LLC (dba Beauty Industry Group)	First lien senior secured revolving loan	9,577	7,981
OB Hospitalist Group, Inc.	First lien senior secured revolving loan	12,119	13,533
Ole Smoky Distillery, LLC	First lien senior secured revolving loan	116	—
Pacific BidCo Inc.	First lien senior secured delayed draw term loan	3,436	—
Patriot Acquisition TopCo S.A.R.L (dba Corza Health, Inc.)	First lien senior secured revolving loan	13,538	13,538
Peter C. Foy & Associates Insurance Services, LLC (dba PCF Insurance Services)	First lien senior secured delayed draw term loan	—	8,695
Peter C. Foy & Associates Insurance Services, LLC (dba PCF Insurance Services)	First lien senior secured revolving loan	6,161	6,161
Plasma Buyer LLC (dba PathGroup)	First lien senior secured delayed draw term loan	176	—
Plasma Buyer LLC (dba PathGroup)	First lien senior secured revolving loan	76	—
Pluralsight, LLC	First lien senior secured revolving loan	6,235	6,235
PPV Intermediate Holdings, LLC	First lien senior secured delayed draw term loan	180	—
PPV Intermediate Holdings, LLC	First lien senior secured revolving loan	67	—
Project Power Buyer, LLC (dba PEC-Veriforce)	First lien senior secured revolving loan	3,188	3,188
QAD, Inc.	First lien senior secured revolving loan	3,429	3,429

Portfolio Company	Investment	September 30, 2022	December 31, 2021
PS Operating Company LLC (fka QC Supply, LLC)	First lien senior secured revolving loan	1,324	2,650
Quva Pharma, Inc.	First lien senior secured revolving loan	2,240	4,000
Reef Global Acquisition LLC (fka Cheese Acquisition, LLC)	First lien senior secured revolving loan	—	5,377
Refresh Parent Holdings, Inc.	First lien senior secured delayed draw term loan	—	797
Refresh Parent Holdings, Inc.	First lien senior secured revolving loan	—	6,897
Relativity ODA LLC	First lien senior secured revolving loan	7,333	7,333
SailPoint Technologies Holdings, Inc.	First lien senior secured revolving loan	4,358	—
Securonix, Inc.	First lien senior secured revolving loan	153	—
SimpliSafe Holding Corporation	First lien senior secured delayed draw term loan	772	—
Smarsh Inc.	First lien senior secured delayed draw term loan	190	—
Smarsh Inc.	First lien senior secured revolving loan	48	—
Sonny's Enterprises LLC	First lien senior secured revolving loan	17,969	15,402
Spotless Brands, LLC	First lien senior secured delayed draw term loan	5,637	—
Spotless Brands, LLC	First lien senior secured revolving loan	360	—
SWK BUYER, Inc. (dba Stonewall Kitchen)	First lien senior secured delayed draw term loan	175	—
SWK BUYER, Inc. (dba Stonewall Kitchen)	First lien senior secured revolving loan	17	—
Swipe Acquisition Corporation (dba PLI)	First lien senior secured delayed draw term loan	6,228	10,230
Swipe Acquisition Corporation (dba PLI)	Letter of Credit	7,118	7,118
Tahoe Finco, LLC	First lien senior secured revolving loan	9,244	9,244
TC Holdings, LLC (dba TrialCard)	First lien senior secured revolving loan	—	7,685
Tamarack Intermediate, L.L.C. (dba Verisk 3E)	First lien senior secured revolving loan	141	—
Tempo Buyer Corp. (dba Global Claims Services)	First lien senior secured delayed draw term loan	308	308
Tempo Buyer Corp. (dba Global Claims Services)	First lien senior secured revolving loan	145	154
The Shade Store, LLC	First lien senior secured revolving loan	909	909
THG Acquisition, LLC (dba Hilb)	First lien senior secured revolving loan	8,608	8,608
The NPD Group, L.P.	First lien senior secured revolving loan	1,510	—
Thunder Purchaser, Inc. (dba Vector Solutions)	First lien senior secured delayed draw term loan	7,018	10,965
Thunder Purchaser, Inc. (dba Vector Solutions)	First lien senior secured revolving loan	2,522	3,838
Troon Golf, L.L.C.	First lien senior secured revolving loan	21,622	21,621
Ultimate Baked Goods Midco, LLC	First lien senior secured revolving loan	2,984	4,724
Unified Women's Healthcare, LP	First lien senior secured delayed draw term loan	55	—
Unified Women's Healthcare, LP	First lien senior secured revolving loan	88	—
USRP Holdings, Inc. (dba U.S. Retirement and Benefits Partners)	First lien senior secured revolving loan	4,239	4,168
Valence Surface Technologies LLC	First lien senior secured revolving loan	49	49
Velocity HoldCo III Inc. (dba VelocityEHS)	First lien senior secured revolving loan	1,340	1,340
When I Work, Inc.	First lien senior secured revolving loan	925	925
Wingspire Capital Holdings LLC	LLC Interest	45,855	51,962
WU Holdco, Inc. (dba Weiman Products, LLC)	First lien senior secured delayed draw term loan	—	14,829
WU Holdco, Inc. (dba Weiman Products, LLC)	First lien senior secured revolving loan	9,219	13,444
Total Unfunded Portfolio Company Commitments		$970,580	$963,808
We seek to carefully consider our unfunded portfolio company commitments for the purpose of planning our ongoing financial leverage. Further, we consider any outstanding unfunded portfolio company commitments we are required to fund within the

150% asset coverage limitation. As of September 30, 2022, we believed we had adequate financial resources to satisfy the unfunded portfolio company commitments.
Other Commitments and Contingencies
On November 3, 2020, our Board approved the 2020 Repurchase Program under which we may repurchase up to $100 million of our outstanding common stock. Under the 2020 Repurchase Program, purchases may be made at management’s discretion from time to time in open-market transactions, in accordance with all applicable securities laws and regulations. Unless extended by the Board, the 2020 Repurchase Program will terminate 12-months from the date it was approved. On November 2, 2021, the Board approved an extension to the 2020 Repurchase Program and, unless further extended by the Board, will terminate 12-months from that date. As of September 30, 2022, Goldman, Sachs & Co., as agent, has repurchased 944,076 shares of our common stock pursuant to the Repurchase Plan for approximately $12.6 million.
From time to time, we may become a party to certain legal proceedings incidental to the normal course of its business. At September 30, 2022, we were not aware of any material pending or threatened litigation that would require accounting recognition or financial statement disclosure.
Contractual Obligations
A summary of our contractual payment obligations under our credit facilities as of September 30, 2022, is as follows:

	Payments Due by Period
($ in millions)	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
Revolving Credit Facility	$1,855.0	$—	$75.0	1,780.0	—
SPV Asset Facility II	350.0	—	—	—	350.0
SPV Asset Facility III	250.0	—	250.0	—	—
SPV Asset Facility IV	250.0	—	—	—	250.0
CLO I	390.0	—	—	—	390.0
CLO II	260.0	—	—	—	260.0
CLO III	260.0	—	—	—	260.0
CLO IV	292.5	—	—	—	292.5
CLO V	509.6	—	—	—	509.6
CLO VI	260.0	—	—	—	260.0
CLO VII	239.2	—	—	—	239.2
2024 Notes	400.0	—	400.0	—	—
2025 Notes	425.0	—	425.0	—	—
July 2025 Notes	500.0	—	500.0	—	—
2026 Notes	500.0	—	—	500.0	—
July 2026 Notes	1,000.0	—	—	1,000.0	—
2027 Notes	500.0	—	—	500.0	—
2028 Notes	850.0	—	—	—	850.0
Total Contractual Obligations	$9,091.3	$—	$1,650.0	$3,780.0	$3,661.3
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

We invest in Wingspire, Amergin, and ORCC SLF, controlled affiliated investments, and Chapford SMA, a non-controlled affiliated investment, as defined in the 1940 Act. See “ITEM 1. – Notes to Consolidated Financial Statements – Note 3. Agreements and Related Party Transactions” for further details.
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
Investments for which market quotations are readily available are typically valued at the average bid price of those market quotations. To validate market quotations, we utilize a number of factors to determine if the quotations are representative of fair value, including the source and number of the quotations. Debt and equity securities that are not publicly traded or whose market prices are not readily available, as is the case for substantially all of our investments, are valued at fair value as determined in good faith by our Board, based on, among other things, the input of the Adviser, our audit committee and independent third-party valuation firm(s) engaged at the direction of the Board.
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
The Board undertakes a multi-step valuation process, which includes, among other procedures, the following:
•With respect to investments for which market quotations are readily available, those investments will typically be valued at the average bid price of those market quotations;
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
Rule 2a-5 under the 1940 Act was recently adopted by the SEC and establishes requirements for determining fair value in good faith for purposes of the 1940 Act. The Company complied with the mandatory provisions of Rule 2a-5 by the September 2022 compliance date. Additionally, commencing with the fourth quarter of 2022, pursuant to Rule 2a-5, the Board designated the Adviser as the Company's valuation designee to perform fair value determinations relating to the value of assets held by the Company for which market quotations are not readily available.
Financial and Derivative Instruments
Rule 18f-4 was recently adopted by the SEC, and requires BDCs that use derivatives to, among other things, comply with a value-at-risk leverage limit, adopt a derivatives risk management program, and implement certain testing and board reporting procedures. Rule 18f-4 exempts BDCs that qualify as “limited derivatives users” from the aforementioned requirements, provided that these BDCs adopt written policies and procedures that are reasonably designed to manage the BDC’s derivatives risks and comply with certain recordkeeping requirements. The Company currently qualifies as a “limited derivatives user” and expects to continue to do so. The Company adopted a derivatives policy by Rule 18f-4’s August 2022 compliance date, and complies with the recordkeeping requirements.
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
We evaluate tax positions taken or expected to be taken in the course of preparing our consolidated financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions not deemed to meet the “more-likely-than-not” threshold are reserved and recorded as a tax benefit or expense in the current year. All penalties and interest associated with income taxes are included in income tax expense. Conclusions regarding tax positions are subject to review and may be adjusted at a later date based on factors including, but not limited to, on-going analyses of tax laws, regulations and interpretations thereof. There were no material uncertain tax positions through December 31, 2021. The 2019 through 2021 tax years remain subject to examination by the IRS, and generally years 2018 through 2021 remain subject to examination by state and local tax authorities.

Recent Developments
Distributions
On November 1, 2022, the Board declared a distribution of $0.33 per share for shareholders of record on December 30, 2022 payable on or before January 13, 2023 and a supplemental dividend of $0.03 per share to shareholders of record on November 30, 2022, payable on or before December 15, 2022. The supplemental dividend is calculated as 50% of net investment income in excess of our regular dividend, subject to certain measurement tests and rounded to the nearest penny. Subject to Board approval, we expect to declare a supplemental dividend each quarter based on this formula.
SPV Facility IV Termination
On October 3, 2022, ORCC Financing IV LLC executed a Termination Letter terminating SPV Facility IV and the related loan documents. On such date, ORCC Financing IV LLC repaid all outstanding obligations under SPV Facility IV (and related loan documents) and the related security interests, liens and pledges in favor of the collateral agent or any other secured party securing such obligations were released and discharged.
Repurchase Plan
2022 Stock Repurchase Program (the “2022 Repurchase Program”)
On November 1, 2022, the Board approved the 2022 Repurchase Program under which we may repurchase up to $150 million of our common stock. Under the 2022 Repurchase Program, purchases may be made at management's discretion from time to time in open-market transactions, including pursuant to trading plans with investment banks pursuant to Rule 10b5-1 of the Exchange Act, in accordance with all applicable rules and regulations. Unless extended by the Board, the 2022 Repurchase Program will terminate 18-months from the date it was approved.
2020 Stock Repurchase Program
On November 2, 2022, the 2020 Repurchase Program terminated in accordance with its terms.
Affiliate Purchase Vehicle
Certain affiliates and employees of Blue Owl have indicated that they intend to participate in an investment vehicle that will be authorized to buy up to $25 million of our common stock which will be held for investment purposes.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
We are subject to financial market risks, including valuation risk, interest rate risk, currency risk and inflation and supply chain risk
Valuation Risk
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
As of September 30, 2022, 98.3% of our debt investments based on fair value were floating rates. Additionally, the weighted average floor, based on fair value, of our debt investments was 0.8% and the majority of our debt investments have a floor of 1.0%. The Revolving Credit Facility, SPV Asset Facility II, SPV Asset Facility III, and SPV Asset Facility IV bear interest at variable interest rates with no interest rate floor. The 2024 Notes, 2025 Notes, July 2025 Notes, 2026 Notes, July 2026 Notes, 2027 Notes, and 2028 Notes bear interests at fixed rates. The 2024 Notes and 2027 Notes are hedged against interest rate swaps instruments. CLO I, CLO II, CLO III, CLO IV, CLO V, CLO VI and CLO VII bear interest at both fixed and variable rates.
Based on our Consolidated Statements of Assets and Liabilities as of September 30, 2022, the following table shows the annualized impact on net income of hypothetical base rate changes in interest rates on our debt investments (considering interest rate floors for floating rate instruments) assuming each floating rate investment is subject to 3-month reference rate election and there are no changes in our investment and borrowing structure:

($ in millions)	Interest Income	Interest Expense(1)	Net Income(2)
Up 300 basis points	$344,777	$116,704	$228,073
Up 200 basis points	229,851	77,803	152,048
Up 100 basis points	114,926	38,901	76,025
Up 50 basis points	57,463	19,451	38,012
Down 50 basis points	(57,463)	(19,451)	(38,012)
Down 100 basis points	(114,926)	(38,901)	(76,025)
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
(a)Changes in Internal Controls Over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
In August 2022, pursuant to our dividend reinvestment plan, we purchased 886,113 shares of our common stock in the open market, at a weighted average price of $13.75 per share, for distribution to to stockholders of record as of June 30, 2022 that did not opt out of our dividend reinvestment plan in order to satisfy the reinvestment portion of our dividends.
The following provides information regarding purchases of the Company’s common stock by Goldman Sachs & Co., as agent, pursuant to the Repurchase Plan. For the period ended September 30, 2022, repurchases under the Repurchase Plan were as follows:

Period ($ in millions, except share and per share amounts)	Total Number of Shares Repurchased	Average Price Paid per Share	Approximate Dollar Value of Shares that have been Purchased Under the Plans	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan
January 1, 2022 - January 31, 2022	—	$—	$—	$97.4
February 1, 2022 - February 28, 2022	—	—	—	97.4
March 1, 2022 - March 31, 2022	—	—	—	97.4
April 1, 2022 - April 30, 2022	—	—	—	97.4
May 1, 2022 - May 31, 2022	757,926	13.21	10.0	87.4
June 1, 2022 - June 30, 2022	—	—	—	87.4
July 1, 2022 - July 31, 2022	—	—	—	87.4
August 1, 2022 - August 31, 2022	—	—	—	87.4
September 1, 2022 - September 30, 2022	—	—	—	87.4
Total	757,926		10.0
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
10.1
Indenture and Security Agreement, dated as of July 26, 2022 by and between Owl Rock CLO VII, LLC, as Issuer and State Street Bank and Trust Company, as Collateral Trustee (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K, filed on July 28, 2022).

10.2
Collateral Management Agreement, dated as of July 26, 2022, between Owl Rock CLO VII, LLC and Owl Rock Capital Advisors LLC (incorporated by reference to Exhibit 10.2 to the Company’s current report on Form 8-K, filed on July 28, 2022).

10.3
Loan Sale Agreement, dated as of July 26, 2022, between Owl Rock Capital Corporation, as Seller and Owl Rock CLO VII, LLC, as Purchaser (incorporated by reference to Exhibit 10.3 to the Company’s current report on Form 8-K, filed on July 28, 2022).

10.4
Loan Sale Agreement, dated as of July 26, 2022, between ORCC Financing IV LLC, as Seller and Owl Rock CLO VII, LLC as Purchaser (incorporated by reference to Exhibit 10.4 to the Company’s current report on Form 8-K, filed on July 28, 2022).

10.5
Class A-L1 Credit Agreement, dated as of July 26, 2022, among Owl Rock CLO VII, LLC, as Borrower, State Street Bank and Trust Company, as Loan Agent, State Street Bank and Trust Company as Collateral Trustee and each of the Class A-L1 Lenders party thereto (incorporated by reference to Exhibit 10.5 to the Company’s current report on Form 8-K, filed on July 28, 2022).

10.6
Class A-L2 Credit Agreement, dated as of July 26, 2022, among Owl Rock CLO VII, LLC as Borrower, the Lenders party thereto and State Street Bank and Trust Company as Loan Agent and as Collateral Trustee (incorporated by reference to Exhibit 10.6 to the Company’s current report on Form 8-K, filed on July 28, 2022).

10.7
Amended and Restated Senior Secured Revolving Credit Agreement, dated as of August 26, 2022, by and among Owl Rock Capital Corporation, the Lenders party thereto and Truist Bank, as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K, filed on August 30, 2022).

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

Owl Rock Capital Corporation

Date: November 2, 2022	By:	/s/ Craig W. Packer
Craig W. Packer
Chief Executive Officer

Owl Rock Capital Corporation

Date: November 2, 2022	By:	/s/ Jonathan Lamm
Jonathan Lamm
Chief Operating Officer and Chief Financial Officer