Form 10-K
period 2022-12-31
Owl Rock Capital Corp
filed 2023-02-22
CIK 1655888

Table of Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________________________________
FORM 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number 814-01190
________________________________________________________________________
OWL ROCK CAPITAL CORPORATION
(Exact name of Registrant as specified in its Charter)

Maryland	47-5402460
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

399 Park Avenue, New York, New York	10022
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (212) 419-3000
________________________________________________________________________

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.01 par value per share	ORCC	The New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act:
None
______________________________________________________________________
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of the common stock held by non-affiliates of the registrant on June 30, 2022 based on the closing price on that date of $12.33 on The New York Stock Exchange, was approximately $4,855,837,750.
The number of shares of the registrant’s common stock $0.01 par value per share, outstanding at February 22, 2023 was 390,954,494.

i

Table of Contents
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
•changes in base interest rates and significant market volatility on our business and our portfolio companies (including our business prospects and the prospects of our portfolio companies including the ability to achieve our and their business objectives), our industry and the global economy including as a result of ongoing supply chain disruptions;
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
•the effect of legal, tax and regulatory changes including the Inflation Reduction Act of 2022;
•the impact of geo-political conditions, including revolution, insurgency, terrorism or war, including those arising out of the ongoing war between Russia and Ukraine, general uncertainty surrounding the financial and political stability of the United States, the United Kingdom, the European Union and China, and the impact of the “COVID-19” pandemic; and
•other risks, uncertainties and other factors previously identified in the reports and other documents we have filed with the Securities and Exchange Commission (“SEC”).
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

PART I
Item 1. Business
Our Company
Owl Rock Capital Corporation was formed on October 15, 2015 as a corporation under the laws of the State of Maryland. We are a specialty finance company focused on lending to U.S. middle-market companies. Since we began investment activities in April 2016 through December 31, 2022, our Adviser and its affiliates have originated $72.8 billion aggregate principal amount of investments, of which $69.2 billion of aggregate principal amount of investments prior to any subsequent exits or repayments, was retained by either us or a fund advised by our Adviser or its affiliates. Our capital will be used by our portfolio companies to primarily support growth, acquisitions, market or product expansion, refinancings and/or recapitalizations.
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
We define “middle market companies” to generally mean companies with earnings before interest expense, income tax expense, depreciation and amortization (“EBITDA”) between $10 million and $250 million annually, and/or annual revenue of $50 million to $2.5 billion at the time of investment. We may on occasion invest in smaller or larger companies if an attractive opportunity presents itself, especially when there are dislocations in the capital markets, including the high yield and syndicated loan markets. Our target credit investments will typically have maturities between three and ten years and generally range in size between $20 million and $250 million. The investment size will vary with the size of our capital base. As of December 31, 2022, excluding certain investments that fall outside of our typical borrower profile, our portfolio companies representing 81.6% of our total debt portfolio based on fair value, had weighted average annual revenue of $785 million and weighted average annual EBITDA of $168 million.
We invest in senior secured or unsecured loans, subordinated loans or mezzanine loans and, to a lesser extent, equity and equity-related securities including warrants, preferred stock and similar forms of senior equity, which may or may not be convertible into a portfolio company’s common equity. Our investment objective is to generate current income and, to a lesser extent, capital appreciation by targeting investment opportunities with favorable risk-adjusted returns. We may hold our investments directly or through special purpose vehicles. While we believe that current market conditions favor extending credit to middle market companies in the United States, our investment strategy is intended to generate favorable returns across credit cycles with an emphasis on preserving capital. As of December 31, 2022, based on fair value, our portfolio consisted of 71.4% first lien debt investments, 14.3% second-lien debt investments, 1.9% unsecured debt investments, 2.2% investment funds and vehicles, 2.7% preferred equity investments and 7.5% common equity investments. As of December 31, 2022, 98.3% of our debt investments based on fair value are floating rate in nature and subject to interest rate floors. As of December 31, 2022, we had investments in 184 portfolio companies, with an average investment size in each of our portfolio companies of approximately $70.7 million based on fair value.
As of December 31, 2022, our portfolio was invested across 28 different industries. The largest industry in our portfolio as of December 31, 2022 was internet software and services, which represented, as a percentage of our portfolio, 13.3%, based on fair value.
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
The Adviser is an indirect affiliate of Blue Owl Capital Inc. ("Blue Owl") (NYSE: OWL) and part of Owl Rock, a division of Blue Owl focused on direct lending. To achieve our investment objective, we will leverage Blue Owl's, and, in particular, the Adviser’s investment team’s extensive network of relationships with other sophisticated institutions to source, evaluate and, as appropriate, partner with on transactions. There are no assurances that we will achieve our investment objective.
We may borrow money from time to time if immediately after such borrowing, the ratio of our total assets (less total liabilities other than indebtedness represented by senior securities) to our total indebtedness represented by senior securities plus preferred stock, if any, is at 150%. This means that generally, we can borrow up to $2 for every $1 of investor equity.

We currently have in place a senior secured revolving credit facility (the “Revolving Credit Facility”) and two special purpose vehicle asset credit facilities (the “SPV Asset Facility II” and the “SPV Asset Facility III,” respectively), and in the future may enter into additional credit facilities. The special purpose vehicle asset credit facilities are financing facilities pursuant to which we formed wholly owned subsidiaries, or SPVs, which enter into credit agreements. We periodically sell and contribute investments to the SPVs and the SPVs use the proceeds from the credit agreements to finance the purchase of assets, including from us. In addition, we have outstanding unsecured notes maturing in 2024, 2025, 2026, 2027 and 2028 (the “2024 Notes,” the “2025 Notes,” the “July 2025 Notes,” the “2026 Notes,” the “July 2026 Notes,” the "2027 Notes" and the "2028 Notes," respectively) which were issued in registered offerings and in the future may issue additional unsecured notes. We have also entered into seven term debt securitization transactions, also known as collateralized loan obligation transactions (“CLO I,” “CLO II,” “CLO III,” “CLO IV,” “CLO V,” "CLO VI," and “CLO VII,” respectively) and in the future may enter into additional collateralized loan obligation transactions. We expect to use our credit facilities and other borrowings, along with proceeds from the rotation of our portfolio, to finance our investment objectives. See “— Regulation as a Business Development Company” for discussion of BDC regulation and other regulatory considerations. See “ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — Debt.”
The Adviser and Administrator – Owl Rock Capital Advisors LLC
Owl Rock Capital Advisors LLC serves as our investment adviser pursuant to an amended and restated investment advisory agreement between us and the Adviser (the "Investment Advisory Agreement"). See “Investment Advisory Agreement” below. The Adviser also serves as our Administrator pursuant to an amended and restated administration agreement between us and the Adviser. The Adviser is registered with the SEC as an investment adviser under the Investment Advisers Act of 1940, as amended (the “Advisers Act”). The Adviser is an indirect affiliate of Blue Owl and part of Owl Rock, a division of Blue Owl focused on direct lending. Owl Rock is led by its three co-founders, Douglas I. Ostrover, Marc S. Lipschultz and Craig W. Packer. The Adviser’s investment team (the “Investment Team”) is led by Douglas I. Ostrover, Marc S. Lipschultz and Craig W. Packer and is supported by certain members of the Adviser’s senior executive team and the investment committee (the “Investment Committee”). The Investment Committee is comprised of Douglas I. Ostrover, Marc S. Lipschultz, Craig W. Packer, Alexis Maged and Jeff Walwyn. Subject to the overall supervision of the Board, the Adviser manages our day-to-day operations, and provides investment advisory and management services to us.
The Adviser is affiliated with Owl Rock Technology Advisors LLC (“ORTA”), Owl Rock Technology Advisors II LLC ("ORTA II"), Owl Rock Capital Private Fund Advisors LLC (“ORCPFA”) and Owl Rock Diversified Advisors LLC (“ORDA" and together with the Adviser, ORTA, ORTA II, and ORCPFA, the “Owl Rock Advisers”). The Owl Rock Advisers are affiliates of Blue Owl. Blue Owl consists of three divisions: Owl Rock, which focuses on direct lending, Dyal, which focuses on providing capital to institutional alternative asset managers and Oak Street, which focuses on real estate strategies. Blue Owl's products are generally structured as BDCs, real estate investments trusts and private investment funds that aggregate capital from investors. As of December 31, 2022, the Owl Rock division of Blue Owl managed $68.6 billion in assets under management (“AUM”). The Owl Rock Advisers focus on direct lending to middle market companies primarily in the United States generally through a mix of BDCs, long-dated private funds and CLOs across the following investment strategies:

Strategy	Funds	Assets Under Management
Diversified Lending. The diversified lending strategy seeks to generate current income and, to a lesser extent, capital appreciation by targeting investment opportunities with favorable risk-adjusted returns across credit cycles with an emphasis on preserving capital primarily through originating and making loans to, and making debt and equity investments in, U.S. middle market companies. The diversified lending strategy provides a wide range of financing solutions with strong focus on the top of the capital structure and operate this strategy through diversification by borrower, sector, sponsor, and position size.
	The diversified lending strategy is primarily offered through four BDCs: the Company, Owl Rock Capital Corporation II (“ORCC II”), Owl Rock Capital Corporation III (“ORCC III”) and Owl Rock Core Income Corp. (“ORCIC”).	As of December 31, 2022, the diversified lending strategy had $39.6 billion of assets under management.

Strategy	Funds	Assets Under Management
Technology Lending. The technology lending strategy seeks to maximize total return by generating current income from debt investments and other income producing securities, and capital appreciation from equity and equity-linked investments primarily through originating and making loans to, and making debt and equity investments in, technology related companies based primarily in the United States. The technology lending strategy originates and invests in senior secured or unsecured loans, subordinated loans or mezzanine loans, and equity and equity-related securities including common equity, warrants, preferred stock and similar forms of senior equity, which may be convertible into a portfolio company’s common equity. The technology lending strategy invests in a broad range of established and high growth technology companies that are capitalizing on the large and growing demand for technology products and services. This strategy focuses on companies that operate in technology-related industries or sectors which include, but are not limited to, information technology, application or infrastructure software, financial services, data and analytics, security, cloud computing, communications, life sciences, healthcare, media, consumer electronics, semi-conductor, internet commerce and advertising, environmental, aerospace and defense industries and sectors.
	The technology lending strategy is primarily offered through three BDCs: Owl Rock Technology Finance Corp. (“ORTF”), Owl Rock Technology Income Corp. ("ORTIC") and Owl Rock Technology Finance Corp. II (“ORTF II” and together with the Company, ORCC II, ORCC III, ORCIC, ORTF and ORTIC, the “Owl Rock BDCs”).	As of December 31, 2022, the technology lending strategy had $16.0 billion of assets under management.
First Lien Lending. The first lien lending strategy seeks to realize current income with an emphasis on preservation of capital primarily through originating primary transactions in and, to a lesser extent, secondary transactions of first lien senior secured loans in or related to middle market businesses based primarily in the United States.
	The first lien lending strategy is offered through private funds and separately managed accounts.	As of December 31, 2022, the first lien lending strategy had $3.3 billion of assets under management.
Opportunistic Lending. The opportunistic lending strategy seeks to generate attractive risk-adjusted returns by taking advantage of credit opportunities in U.S. middle-market companies with liquidity needs and market leaders seeking to improve their balance sheets. The opportunistic lending strategy focuses on high-quality companies that could be experiencing disruption, dislocation, distress or transformational change. The opportunistic lending strategy aims to be the partner of choice for companies by being well equipped to provide a variety of financing solutions to meet a broad range of situations, including the following: (i) rescue financing, (ii) new issuance and recapitalizations, (iii) wedge capital, (iv) debtor-in-possession loans, (v) financing for additional liquidity and covenant relief and (vi) broken syndications.
	The opportunistic lending strategy is offered through private funds and separately managed accounts.	As of December 31, 2022, the opportunistic lending strategy had $2.3 billion of assets under management.
We refer to the Owl Rock BDCs and the private funds and separately managed accounts that comprise Owl Rock, as the “Owl Rock Clients.” In addition to the Owl Rock Clients, the Owl Rock division of Blue Owl includes a CLO strategy that seeks to generate attractive risk-adjusted returns by managing portfolios of broadly syndicated leveraged loans. As of December 31, 2022, the CLO strategy had $7.4 billion of assets under management.
Owl Rock Clients may have overlapping objectives with us. The Adviser and its affiliates may face conflicts in the allocation of investment opportunities to us and others. In order to address these conflicts, the Owl Rock Advisers have put in place an allocation policy that addresses the allocation of investment opportunities as well as co-investment restrictions under the 1940 Act.
In addition, we rely on an order for exemptive relief (the “Order”) that has been granted to our Adviser and its affiliates by the SEC to co-invest with other funds managed by the Adviser or its affiliates in a manner consistent with our investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors. Pursuant to such exemptive relief, we generally are permitted to co-invest with certain of our affiliates if a “required majority” (as defined in Section 57(o) of the 1940 Act) of our independent directors make certain conclusions in connection with a co-investment transaction, including that (1) the terms of the transaction, including the consideration to be paid, are reasonable and fair to us and our shareholders and do not involve overreaching by us or our shareholders on the part of any person concerned, (2) the transaction is consistent with the interests of our shareholders and is consistent with our investment objective and strategies, (3) the investment by our affiliates would not disadvantage us, and our participation would not be on a basis different from or less advantageous than that on which our affiliates are investing and (4) the proposed investment by us would not benefit the Adviser or its affiliates or any affiliated person of any of them (other than parties to the transaction), except to the extent permitted by the exemptive relief and applicable law, including the limitations set forth in Section 57(k) of the 1940 Act. In addition, we have received an amendment to the Order to permit us to participate in follow-on investments in our existing portfolio companies with certain affiliates that are private funds, even if such private funds did not have an investment in such existing portfolio company.
The Owl Rock Advisers’ allocation policy incorporates the conditions of the exemptive relief. As a result of the exemptive relief, there could be significant overlap in our investment portfolio and the investment portfolio of the Owl Rock Clients and/or other funds managed by the Adviser or its affiliates that could avail themselves of the exemptive relief and that have an investment objective similar to ours. See “Item 1A. Risk Factors —Risks Related to our Adviser and its Affiliates — Our Adviser or its affiliates may have incentives to favor their respective other accounts and clients and/or Blue Owl over us, which may result in conflicts of interest that could be harmful to us.
The Adviser or its affiliates may engage in certain origination activities and receive attendant arrangement, structuring or similar fees from portfolio companies. See “Item 1A. Risk Factors —Risks Related to our Adviser and its Affiliates — Our Adviser and its affiliates may face conflicts of interest with respect to services performed for issuers in which we may invest.”
The Adviser’s address is 399 Park Avenue, 37th floor, New York, NY 10022.
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
Robust Demand for Debt Capital. We believe U.S. middle market companies will continue to require access to debt capital to refinance existing debt, support growth and finance acquisitions. In addition, we believe the large amount of uninvested capital held by funds of private equity firms, estimated by Preqin Ltd., an alternative assets industry data and research company, to be $2.5 trillion as of December 31, 2022 will continue to drive deal activity. We expect that private equity sponsors will continue to pursue acquisitions and leverage their equity investments with secured loans provided by companies such as us.

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
Attractive Investment Dynamics. An imbalance between the supply of, and demand for, middle market debt capital creates attractive pricing dynamics. We believe the directly negotiated nature of middle market financings also generally provides more favorable terms to the lender, including stronger covenant and reporting packages, better call protection, and lender-protective change of control provisions. Additionally, we believe BDC managers’ expertise in credit selection and ability to manage through credit cycles has generally resulted in BDCs experiencing lower loss rates than U.S. commercial banks through credit cycles. Further, we believe that historical middle market default rates have been lower, and recovery rates have been higher, as compared to the larger market capitalization, broadly distributed market, leading to lower cumulative losses. Lastly, we believe that in the current environment, lenders with available capital may be able to take advantage of attractive investment opportunities and may be able to achieve improved economic spreads and documentation terms.
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
Attractive Opportunities in Investments in Loans. We invest in senior secured or unsecured loans, subordinated loans or mezzanine loans and, to a lesser extent, equity and equity-related securities. We believe that opportunities in senior secured loans are significant because of the floating rate structure of most senior secured debt issuances and because of the strong defensive characteristics of these types of investments. We believe that debt issued with floating interest rates offer a superior return profile as compared with fixed-rate investments, since floating rate structures are generally less susceptible to declines in value experienced by fixed-rate securities in a rising interest rate environment. Senior secured debt also provides strong defensive characteristics. Senior secured debt has priority in payment among an issuer’s security holders whereby holders are due to receive payment before junior creditors and equity holders. Further, these investments are secured by the issuer’s assets, which may provide protection in the event of a default.
Potential Competitive Advantages
We believe that the Adviser’s disciplined approach to origination, fundamental credit analysis, portfolio construction and risk management should allow us to achieve attractive risk-adjusted returns while preserving our capital. We believe that we represent an attractive investment opportunity for the following reasons:
Experienced Team with Expertise Across all Levels of the Corporate Capital Structure. The members of the Investment Committee have an average of over 25 years of experience in private lending and investing at all levels of a company’s capital structure, particularly in high yield securities, leveraged loans, high yield credit derivatives and distressed securities, as well as experience in operations, corporate finance, mergers and acquisitions, and workout restructuring. The members of the Investment Committee have diverse backgrounds with investing experience through multiple business and credit cycles. Moreover, certain members of the Investment Committee and other executives and employees of the Adviser and its affiliates have operating and/or investing experience on behalf of business development companies. We believe this experience provides the Adviser with an in-depth understanding of the strategic, financial and operational challenges and opportunities of middle market companies and will afford it numerous tools to manage risk while preserving the opportunity for attractive risk-adjusted returns on our investments and offering a diverse product set to help meet borrowers' needs.
Distinctive Origination Platform. To date, a substantial majority of our investments have been sourced directly. We believe that our origination platform provides us the ability to originate investments without the assistance of investment banks or other traditional Wall Street intermediaries.
The Investment Team includes more than 100 investment professionals and is responsible for originating, underwriting, executing and managing the assets of our direct lending transactions and for sourcing and executing opportunities directly. The Investment Team has significant experience as transaction originators and building and maintaining strong relationships with private equity sponsors and companies. In addition, we believe that as a result of the formation of Blue Owl the investment team has enhanced sourcing capabilities because of their ability to utilize Blue Owl’s resources and its relationships with the financial sponsor community and service providers, which we believe may broaden our deal funnel and result in an increased pipeline of deal opportunities.
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
Since its inception in April 2016 through December 31, 2022, the Adviser and its affiliates have reviewed over 7,800 opportunities and sourced potential investment opportunities from more than 650 private equity sponsors and venture capital firms. We believe that the Adviser receives “early looks” and “last looks” based on its and Blue Owl's relationships, allowing it to be highly selective in the transactions it pursues.
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
Active Portfolio Monitoring. The Adviser closely monitors the investments in our portfolio and takes a proactive approach to identifying and addressing sector- or company-specific risks. The Adviser receives and reviews detailed financial information from portfolio companies no less than quarterly and seeks to maintain regular dialogue with portfolio company management teams regarding current and forecasted performance. Although we may invest in “covenant-lite” loans, which generally do not have a complete set of financial maintenance covenants, we anticipate that many of our investments will have financial covenants that we believe will provide an early warning of potential problems facing our borrowers, allowing lenders, including us, to identify and carefully manage risk. Further, we anticipate that many of our equity investments will provide us the opportunity to nominate a member or observer to the board of directors of the portfolio company or otherwise include provisions protecting our rights as a minority-interest holder, which we believe will allow us to closely monitor the performance of these portfolio companies. In addition, the Adviser has built out its portfolio management team to include workout experts who closely monitor our portfolio companies and who, on at least a quarterly basis, assess each portfolio company’s operational and liquidity exposure and outlook to understand and mitigate risks; and, on at least a monthly basis, evaluates existing and newly identified situations where operating results are deviating from expectations. As part of its monitoring process, the Adviser focuses on projected liquidity needs and where warranted, re-underwriting credits and evaluating downside and liquidation scenarios.
Investment Selection
The Adviser has identified the following investment criteria and guidelines that it believes are important in evaluating prospective portfolio companies. However, not all of these criteria and guidelines will be met, or will be equally important, in connection with each of our investments.
Established Companies with Positive Cash Flow. We seek to invest in companies with sound historical financial performance and a history of profitability which we believe tend to be well-positioned to maintain consistent cash flow to service and repay their obligations and maintain growth in their businesses or market share in all market conditions, including in the event of a recession. The Adviser typically focuses on upper middle-market companies with a history of profitability on an operating cash flow basis. The Adviser does not intend to invest in start-up companies that have not achieved sustainable profitability and cash flow generation or companies with speculative business plans.
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
Due Diligence Process. The process through which an investment decision is made involves extensive research into the company, its industry, its growth prospects and its ability to withstand adverse conditions. If one or more members of the Investment Team responsible for the transaction determines that an investment opportunity should be pursued, the Adviser will engage in an intensive due diligence process focused on fundamental credit analysis and downside protection. Though each transaction may involve a somewhat different approach, the Adviser’s diligence of each opportunity could include:
•understanding the purpose of the loan, the key personnel, the sources and uses of the proceeds;
•meeting the company’s management and key personnel, including top level executives, to get an insider’s view of the business, and to probe for potential weaknesses in business prospects;
•checking management’s backgrounds and references;
•performing a detailed review of historical financial performance, including performance through various economic cycles, and the quality of earnings;
•contacting customers and vendors to assess both business prospects and standard practices;
•conducting a competitive analysis, and comparing the company to its main competitors on an operating, financial, market share and valuation basis;
•researching the industry for historic growth trends and future prospects as well as to identify future exit alternatives;
•assessing asset value and the ability of physical infrastructure and information systems to handle anticipated growth;
•leveraging the Adviser’s internal resources and network with institutional knowledge of the company’s business;
•assessing business valuation and corresponding recovery analysis;
•developing downside financial projections and liquidation analysis;

•reviewing environmental, social and governance (“ESG”) considerations including consulting the Sustainability Accounting Standards Board’s Engagement Guide for ESG considerations; and
•investigating legal and regulatory risks and financial and accounting systems and practices.
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
•attendance at, and participation in, board meetings; and
•review of periodic financial statements and financial projections for portfolio companies.
An investment will be placed on the Adviser's credit watch list when select events occur and will only be removed from the watch list with oversight of the Investment Committee and/or other Owl Rock agent. Once an investment is on the credit watch list, the Adviser works with the borrower prior to payment default to resolve financial stress through amendments, waivers or other alternatives. If a borrower defaults on its payment obligations, the Adviser's focus shifts to capital recovery. If an investment needs to be restructured, the Adviser’s workout team partners with the investment team and all material amendments, waivers and restructurings require the approval of a majority of the Investment Committee.
Structure of Investments
Our investment objective is to generate current income and, to a lesser extent, capital appreciation by targeting investment opportunities with favorable risk-adjusted returns.
We expect that generally our portfolio composition will be majority debt or income producing securities, which may include “covenant-lite” loans, with a lesser allocation to equity or equity-linked opportunities. In addition, we may invest a portion of our portfolio in opportunistic investments, which will not be our primary focus, but will be intended to enhance returns to our shareholders and from time to time, we may evaluate and enter into strategic portfolio transactions which may result in additional portfolio companies which we are considered to control. These investments may include high-yield bonds and broadly-syndicated loans, which are typically originated and structured by banks on behalf of large corporate borrowers with employee counts, revenues, EBITDAs and enterprise values larger than the middle market characteristics described herein, and equity investments in portfolio companies that make senior secured loans or invest in broadly syndicated loans or structured products, such as life settlements and royalty interests. Our portfolio composition may fluctuate from time to time based on market conditions and interest rates.

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
Debt Investments. The terms of our debt investments are tailored to the facts and circumstances of each transaction. The Adviser negotiates the structure of each investment to protect our rights and manage our risk. We intend to invest in the following types of debt:
•First-lien debt. First-lien debt typically is senior on a lien basis to other liabilities in the issuer’s capital structure and has the benefit of a first-priority security interest in assets of the issuer. The security interest ranks above the security interest of any second-lien lenders in those assets. Our first-lien debt may include stand-alone first-lien loans, “unitranche” loans (including “last out” portions of such loans), and secured corporate bonds with similar features to these categories of first-lien loans. As of December 31, 2022, 69% of our first lien debt was comprised of unitranche loans.
•Stand-alone first lien loans. Stand-alone first-lien loans are traditional first-lien loans. All lenders in the facility have equal rights to the collateral that is subject to the first-priority security interest.
•Unitranche loans. Unitranche loans (including the “last out” portions of such loans) combine features of first-lien, second-lien and mezzanine debt, generally in a first-lien position. In many cases, we may provide the issuer most, if not all, of the capital structure above their equity. The primary advantages to the issuer are the ability to negotiate the entire debt financing with one lender and the elimination of intercreditor issues. “Last out” first-lien loans have a secondary priority behind super-senior “first out” first-lien loans in the collateral securing the loans in certain circumstances. The arrangements for a “last out” first-lien loan are typically set forth in an “agreement among lenders,” which provides lenders with “first out” and “last out” payment streams based on a single lien on the collateral. Since the “first out” lenders generally have priority over the “last out” lenders for receiving payment under certain specified events of default, or upon the occurrence of other triggering events under intercreditor agreements or agreements among lenders, the “last out” lenders bear a greater risk and, in exchange, receive a higher effective interest rate, through arrangements among the lenders, than the “first out” lenders or lenders in stand-alone first-lien loans. Agreements among lenders also typically provide greater voting rights to the “last out” lenders than the intercreditor agreements to which second-lien lenders often are subject. Among the types of first-lien debt in which we may invest, “last out” first-lien loans generally have higher effective interest rates than other types of first-lien loans, since “last out” first-lien loans rank below standalone first-lien loans.
•Second-lien debt. Our second-lien debt may include secured loans, and, to a lesser extent, secured corporate bonds, with a secondary priority behind first-lien debt. Second-lien debt typically is senior on a lien basis to unsecured liabilities in the issuer’s capital structure and has the benefit of a security interest over assets of the issuer, though ranking junior to first-lien debt secured by those assets. First-lien lenders and second-lien lenders typically have separate liens on the collateral, and an intercreditor agreement provides the first-lien lenders with priority over the second-lien lenders’ liens on the collateral.
•Mezzanine debt. Structurally, mezzanine debt usually ranks subordinate in priority of payment to first-lien and second-lien debt, is often unsecured, and may not have the benefit of financial covenants common in first-lien and second-lien debt. However, mezzanine debt ranks senior to common and preferred equity in an issuer’s capital structure. Mezzanine debt investments generally offer lenders fixed returns in the form of interest payments, which could be paid-in-kind, and may provide lenders an opportunity to participate in the capital appreciation, if any, of an issuer through an equity interest. This equity interest typically takes the form of an equity co-investment or warrants. Due to its higher risk profile and often less restrictive covenants compared to senior secured loans, mezzanine debt generally bears a higher stated interest rate than first-lien and second-lien debt.
•Broadly syndicated loans. Broadly syndicated loans (whose features are similar to those described under "First-lien debt" and "Second-lien debt" above) are typically originated and structured by banks on behalf of large corporate borrowers with employee counts, revenues, EBITDAs, and enterprise values larger than the middle-market characteristics described above. The proceeds of broadly syndicated loans are often used for leveraged buyout transactions, mergers and acquisitions, recapitalizations, refinancings, and financing capital expenditures. Broadly syndicated loans are typically distributed by the arranging bank to a diverse group of investors primarily consisting of: CLOs; senior secured loan and high yield bond mutual funds; closed-end funds, hedge funds, banks, and insurance companies; and finance companies. A borrower must comply with various covenants contained in a loan agreement or note purchase agreement between the borrower and the holders of the broadly syndicated loan. The broadly syndicated loans in which we invest may include loans that are considered "covenant-lite" loans, because of their lack of a full set of financial maintenance covenants.

Our debt investments are typically structured with the maximum seniority and collateral that we can reasonably obtain while seeking to achieve our total return target. The Adviser seeks to limit the downside potential of our investments by:
•requiring a total return on our investments (including both interest and potential equity appreciation) that compensates us for credit risk;
•negotiating covenants in connection with our investments consistent with preservation of our capital. Such restrictions may include affirmative covenants (including reporting requirements), negative covenants (including financial maintenance covenants), lien protection, limitations on debt incurrence, restrictions on asset sales, downside and liquidation cases, restrictions on dividends and other payments, cash flow sweeps, collateral protection, required debt amortization, change of control provisions and board rights, including either observation rights or rights to a seat on the board under some circumstances; and
•including debt amortization requirements, where appropriate, to require the timely repayment of principal of the loan, as well as appropriate maturity dates.
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

Specialty Financing Portfolio Companies. We may make equity investments in portfolio companies that make senior secured loans or invest in broadly syndicated loans or structured products, such as life settlements and royalty interests. Our specialty financing companies include the following:
•Wingspire Capital Holdings LLC (“Wingspire”), an independent diversified direct lender focused on providing asset-based commercial finance loans and related senior secured loans to U.S.-based middle market borrowers. Wingspire offers a wide variety of asset-based financing solutions to businesses in an array of industries, including revolving credit facilities, machinery and equipment term loans, real estate term loans, first-in/last-out tranches, cash flow term loans, and opportunistic / bridge financings.
•Amergin, which consists of AAM Series 1.1 Rail and Domestic Intermodal Feeder, LLC and AAM Series 2.1 Aviation Feeder, LLC (collectively, “Amergin AssetCo”) and Amergin Asset Management LLC, which has entered into a Servicing Agreement with Amergin AssetCo. Amergin was created to invest in a leasing platform focused on railcar and aviation assets.
•Fifth Season Investment LLC (fka Chapford SMA Partnership, L.P. ("Fifth Season"), a portfolio company created to invest in life settlement assets.
•ORCC Senior Loan Fund LLC (fka Sebago Lake LLC)(“ORCC SLF”), a Delaware limited liability company, which is a joint venture between us and Nationwide Life Insurance Company. ORCC SLF’s principal purpose is to make investments, primarily in senior secured loans that are made to middle-market companies or in broadly syndicated loans.
•LSI Financing 1 DAC (“LSI Financing”), a portfolio company formed to acquire a contractual right to revenue pursuant to an earnout agreement in the life sciences space.
Investments; Investment Portfolio

Our investment objective is to generate current income and, to a lesser extent, capital appreciation by targeting investment opportunities with favorable risk-adjusted returns. Our investment strategy focuses primarily on originating and making loans to, and making debt and equity investments in, U.S. middle-market companies and is intended to generate favorable returns across credit cycles with an emphasis on preserving capital. We invest in senior secured or unsecured loans, subordinated loans or mezzanine loans and, to a lesser extent, equity and equity-related securities, including common and preferred stock, securities convertible into common stock, and warrants. We define “middle-market companies” to generally mean companies with earnings before interest expense, income tax expense, depreciation and amortization, or “EBITDA,” between $10 million and $250 million annually and/or annual revenue of $50 million to $2.5 billion at the time of investment. We may on occasion invest in smaller or larger companies if an attractive opportunity presents itself, especially when there are dislocations in the capital markets, including the high yield and large syndicated loan markets. Consistent with our goal of capital preservation, we generally intend to invest in companies with loan-to-value ratios of 50% or lower. Our target credit investments will typically have maturities between three and ten years. We seek to invest not more than 20% of our portfolio in any single industry classification and target portfolio companies that comprise 1-2% of our portfolio (with no individual portfolio company generally expected to comprise greater than 5% of our portfolio). To a lesser extent, we may make investments in syndicated loan opportunities for cash management purposes.

While our investment strategy focuses primarily on middle-market companies in the United States, including senior secured loans, we also may invest up to 30% of our portfolio in investments of non-qualifying portfolio companies.

As of December 31, 2022 and 2021, we had made investments in 184 and 143 portfolio companies, respectively, with an aggregate fair value of $13.0 billion and $12.7 billion, respectively. Investments consisted of the following at December 31, 2022 and 2021:

	December 31, 2022			December 31, 2021
($ in thousands)	Amortized Cost	Fair Value	Net Unrealized Gain (Loss)	Amortized Cost	Fair Value	Net Unrealized Gain (Loss)
First-lien senior secured debt investments	$9,388,499	$9,279,179	$(109,320)	$9,548,096	$9,539,774	$(8,322)
Second-lien senior secured debt investments	1,934,274	1,860,978	(73,296)	1,919,453	1,921,447	1,994
Unsecured debt investments	270,714	248,019	(22,695)	197,198	196,485	(713)
Preferred equity investments(3)	361,690	355,261	(6,429)	256,630	260,869	4,239
Common equity investments(1)	772,116	977,927	205,811	477,462	576,004	98,542
Investment funds and vehicles(2)	318,839	288,981	(29,858)	249,714	247,061	(2,653)
Total Investments	$13,046,132	$13,010,345	$(35,787)	$12,648,553	$12,741,640	$93,087
_______________
(1)Includes equity investment in Wingspire, Amergin AssetCo and Fifth Season. See “ITEM 8. – CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA – Notes to Consolidated Financial Statements – Note 3. Agreements and Related Party Transactions” for more information regarding Wingspire, Amergin AssetCo, and Fifth Season.
(2)Includes equity investment in ORCC SLF. See “ITEM 8. – CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA – Notes to Consolidated Financial Statements – Note 4. Investments” for more information regarding ORCC SLF.
(3)Includes equity investment in LSI Financing. See “ITEM 8. – CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA – Notes to Consolidated Financial Statements – Note 3. Agreements and Related Party Transactions” for more information regarding LSI Financing.

As of December 31, 2022 and 2021, we had outstanding commitments to fund unfunded investments totaling $926.1 million and $963.8 million, respectively.

The industry composition of investments at fair value at December 31, 2022 and 2021 was as follows:

	December 31, 2022	December 31, 2021
Advertising and media	1.5%	0.9%
Aerospace and defense	2.8	2.9
Asset based lending and fund finance(1)	4.9	—
Automotive	1.5	1.5
Buildings and real estate	3.7	5.4
Business services	2.9	3.3
Chemicals	1.6	2.3
Consumer products	3.9	4.0
Containers and packaging	1.3	1.3
Distribution	4.2	4.4
Education	1.0	1.0
Financial services	5.0	8.4
Food and beverage	6.7	6.2
Healthcare equipment and services	3.9	4.2
Healthcare providers and services	4.5	7.1
Healthcare technology(4)	4.8	4.6
Household products	2.1	1.8
Human resource support services	1.5	1.6
Infrastructure and environmental services	1.2	1.5
Insurance(3)	9.3	8.8
Internet software and services	13.3	11.3
Investment funds and vehicles(2)	2.2	1.9
Leisure and entertainment	2.2	2.2
Manufacturing	5.8	5.7
Oil and gas	0.8	0.9
Professional services	3.5	3.0
Specialty retail	2.2	2.0
Transportation	1.7	1.8
Total	100.0%	100.0%
________________
(1)Includes equity investment in Wingspire and Amergin AssetCo. See “ITEM 8. – CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA – Notes to Consolidated Financial Statements – Note 3. Agreements and Related Party Transactions” for more information regarding Wingspire and Amergin AssetCo.
(2)Includes investment in ORCC SLF. See “ITEM 8. – CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA – Notes to Consolidated Financial Statements – Note 4. Investments” for more information regarding ORCC SLF.
(3)Includes equity investment in Fifth Season. See “ITEM 8. – CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA – Notes to Consolidated Financial Statements – Note 3. Agreements and Related Party Transactions” for more information regarding Fifth Season.
(4)Includes equity investment in LSI Financing. See “ITEM 8. – CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA – Notes to Consolidated Financial Statements – Note 3. Agreements and Related Party Transactions” for more information regarding LSI Financing.

The geographic composition of investments at fair value at December 31, 2022 and 2021 was as follows:

	December 31, 2022	December 31, 2021
United States:
Midwest	17.5%	17.0%
Northeast	20.4	19.7
South	34.4	38.2
West	20.6	18.6
International	7.1	6.5
Total	100.0%	100.0%

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
As of December 31, 2022 and 2021, ORCC SLF had total investments in senior secured debt at fair value, as determined by an independent valuation firm, of $997.4 million and $790.3 million, respectively. The determination of fair value is in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification 820, Fair Value Measurements (“ASC 820”), as amended; however, such fair value is not included in our valuation process. The following table is a summary of ORCC SLF’s portfolio as of December 31, 2022 and December 31, 2021:

($ in thousands)	December 31, 2022	December 31, 2021
Total senior secured debt investments(1)	$1,045,865	$798,420
Weighted average spread over base rate(1)	4.05%	4.14%
Number of portfolio companies	56	38
Largest funded investment to a single borrower(1)	$40,272	$40,693
________________
(1)At par.
See “ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Portfolio and Investment Activity – ORCC SLF.”
Capital Resources and Borrowings
We anticipate generating cash in the future from the issuance of common stock and debt securities and cash flows from operations, including interest received on our debt investments.
We may borrow money from time to time if our asset coverage, as defined in the 1940 Act, is at least equal to 150% immediately after such borrowing. Additionally, we are permitted, under specified conditions, to issue multiple classes of indebtedness and one class of shares senior to our common stock if our asset coverage, as defined in the 1940 Act, is at least equal to 150% immediately after each such issuance. Effective June 9, 2020, our asset coverage requirement applicable to senior securities was reduced from 200% to 150% and our current target leverage ratio is 0.90x-1.25x. As of December 31, 2022 and 2021, our asset coverage was 179% and 182%, respectively. See “Regulation as a Business Development Company – Senior Securities; Coverage Ratio” below.
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
Our debt obligations consisted of the following as of December 31, 2022 and 2021:

	December 31, 2022
($ in thousands)	Aggregate Principal Committed	Outstanding Principal	Amount Available(1)	Net Carrying Value(2)
Revolving Credit Facility(3)(5)	$1,855,000	$557,144	$1,253,057	$542,453
SPV Asset Facility II	350,000	250,000	100,000	245,368
SPV Asset Facility III	250,000	250,000	—	249,372
CLO I	390,000	390,000	—	387,321
CLO II	260,000	260,000	—	257,206
CLO III	260,000	260,000	—	258,145
CLO IV	292,500	292,500	—	287,777
CLO V	509,625	509,625	—	506,792
CLO VI	260,000	260,000	—	258,271
CLO VII	239,150	239,150	—	237,155
2024 Notes(4)	400,000	400,000	—	384,851
2025 Notes	425,000	425,000	—	421,242
July 2025 Notes	500,000	500,000	—	495,347
2026 Notes	500,000	500,000	—	493,162
July 2026 Notes	1,000,000	1,000,000	—	982,993
2027 Notes(4)	500,000	500,000	—	438,332
2028 Notes	850,000	850,000	—	835,957
Total Debt	$8,841,275	$7,443,419	$1,353,057	$7,281,744
________________
(1)The amount available reflects any collateral related limitations at the Company level related to each credit facility’s borrowing base.
(2)The carrying value of our Revolving Credit Facility, SPV Asset Facility II, SPV Asset Facility III, CLO I, CLO II, CLO III, CLO IV, CLO V, CLO VI, CLO VII, 2024 Notes, 2025 Notes, July 2025 Notes, 2026 Notes, July 2026 Notes, 2027 Notes and 2028 Notes are presented net of deferred financing costs of $14.7 million, $4.6 million, $0.6 million, $2.7 million, $2.8 million, $1.9 million, $4.7 million, $2.8 million, $1.7 million, $2.0 million, $2.9 million, $3.8 million, $4.7 million, $6.8 million, $17.0 million, $7.9 million and $14.0 million, respectively.
(3)Includes the unrealized translation gain (loss) on borrowings denominated in foreign currencies.
(4)Inclusive of change in fair market value of effective hedge.
(5)The amount available is reduced by $44.8 million of outstanding letters of credit.

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
Dividend Policy
To qualify for tax treatment as a RIC, we must distribute (or be treated as distributing) in each taxable year dividends of an amount equal to at least 90% of our investment company taxable income (which includes, among other items, dividends, interest, the excess of any net short-term capital gains over net long-term capital losses, as well as other taxable income, excluding any net capital gains reduced by deductible expenses) and 90% of our net tax-exempt income for that taxable year. As a RIC, we generally will not be subject to U.S. federal income tax at corporate rates on our investment company taxable income and net capital gains that we distribute to shareholders. We may be subject to a nondeductible 4% U.S. federal excise tax if we do not distribute (or are treated as distributing) in each calendar year an amount at least equal to the sum of:
•98% of our net ordinary income, excluding certain ordinary gains and losses, recognized during a calendar year;
•98.2% of our capital gain net income, adjusted for certain ordinary gains and losses, recognized for the twelve-month period ending on October 31 of such calendar year; and
•100% of any income or gains recognized, but not distributed, in preceding years.

We have previously incurred, and can be expected to incur in the future, such excise tax on a portion of our income and gains. While we intend to distribute income and capital gains to minimize exposure to the 4% excise tax, we may not be able to, or may not choose to, distribute amounts sufficient to avoid the imposition of the tax entirely. In that event, we will be liable for the tax only on the amount by which we do not meet the foregoing distribution requirement. See “ITEM 1A. RISK FACTORS – Risks Related to U.S. Federal Income Tax – We will be subject to U.S federal income tax at corporate rates if we are unable to qualify and maintain our tax treatment as a RIC under Subchapter M of the Code or if we make investments through taxable subsidiaries.”
The following table reflects the distributions declared on shares of our common stock during the year ended December 31, 2022:

	December 31, 2022
Date Declared	Record Date	Payment Date	Distribution per Share
November 1, 2022	December 30, 2022	January 13, 2023	$0.33
November 1, 2022 (supplemental dividend)	November 30, 2022	December 15, 2022	$0.03
August 2, 2022	September 30, 2022	November 15, 2022	$0.31
May 3, 2022	June 30, 2022	August 15, 2022	$0.31
February 23, 2022	March 31, 2022	May 13, 2022	$0.31
The following table reflects the distributions declared on shares of our common stock during the year ended December 31, 2021:

	December 31, 2021
Date Declared	Record Date	Payment Date	Distribution per Share
November 2, 2021	December 31, 2021	January 31, 2022	$0.31
August 3, 2021	September 30, 2021	November 15, 2021	$0.31
May 5, 2021	June 30, 2021	August 13, 2021	$0.31
February 23, 2021	March 31, 2021	May 14, 2021	$0.31
The following table reflects the distributions declared on shares of our common stock during the year ended December 31, 2020:

	December 31, 2020
Date Declared	Record Date	Payment Date	Distribution per Share
November 3, 2020	December 31, 2020	January 19, 2021	$0.31
May 28, 2019 (special dividend)	December 31, 2020	January 19, 2021	$0.08
August 4, 2020	September 30, 2020	November 13, 2020	$0.31
May 28, 2019 (special dividend)	September 30, 2020	November 13, 2020	$0.08
May 5, 2020	June 30, 2020	August 14, 2020	$0.31
May 28, 2019 (special dividend)	June 30, 2020	August 14, 2020	$0.08
February 19, 2020	March 31, 2020	May 15, 2020	$0.31
May 28, 2019 (special dividend)	March 31, 2020	May 15, 2020	$0.08
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
During each quarter, but in no event later than 30 days after the end of each calendar quarter, our transfer agent or another designated agent will mail and/or make electronically available to each participant in the dividend reinvestment plan, a statement of account describing, as to such participant, the distributions received during such quarter, the number of shares of our common stock purchased during such quarter, and the per share purchase price for such shares. Annually, as required by the Code, we (or the applicable withholding agent) will include tax information for income earned on shares under the dividend reinvestment plan on a Form 1099-DIV that is mailed to shareholders subject to Internal Revenue Service (“IRS”) tax reporting. We reserve the right to amend, suspend or terminate the dividend reinvestment plan. Any distributions reinvested through the issuance of shares through our dividend reinvestment plan will increase our gross assets on which the base management fee and the incentive fee are determined and paid under the Investment Advisory Agreement. State Street Bank and Trust Company acts as the administrator of the dividend reinvestment plan.
Additional information about the dividend reinvestment plan may be obtained by contacting shareholder services for Owl Rock Capital Corporation at (212) 419-3000.
Repurchase Offers
Stock Repurchase Programs
On November 3, 2020, our Board approved a repurchase program (the “2020 Stock Repurchase Program”) under which we were authorized to repurchase up to $100 million of our outstanding common stock. Under the 2020 Stock Repurchase Program, purchases were made at management’s discretion from time to time in open-market transactions, in accordance with all applicable securities laws and regulations. On November 2, 2021, the Board approved a 12-month extension to the 2020 Stock Repurchase Program and, on November 2, 2022, the 2020 Stock Repurchase Program ended in accordance with its terms. As of December 31, 2021, Goldman, Sachs & Co., as agent, had repurchased 186,150 shares of the Company’s common stock pursuant to the 2020 Stock Repurchase Program for approximately $2.6 million. As of December 31, 2022, Goldman, Sachs & Co., as agent, has repurchased 944,076 shares of the Company’s common stock pursuant to the 2020 Stock Repurchase Program for approximately $12.6 million.

The following table provides information regarding purchases of our common stock by Goldman, Sachs & Co., as agent, pursuant to the 2020 Stock Repurchase Program during the years ended December 31, 2021 and December 31, 2022 (through its termination):

Period ($ in millions, except share and per share amounts)	Total Number of Shares Repurchased	Average Price Paid per Share	Approximate Dollar Value of Shares that have been Purchased Under the Plans	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan
January 1, 2021 - January 31, 2021	—	$—	$—	$100.0
February 1, 2021 - February 28, 2021	—	$—	$—	$100.0
March 1, 2021 - March 31, 2021	—	$—	$—	$100.0
April 1, 2021 - April 30, 2021	—	$—	$—	$100.0
May 1, 2021 - May 31, 2021	—	$—	$—	$100.0
June 1, 2021 - June 30, 2021	—	$—	$—	$100.0
July 1, 2021 - July 31, 2021	—	$—	$—	$100.0
August 1, 2021 - August 31, 2021	—	$—	$—	$100.0
September 1, 2021 - September 30, 2021	—	$—	$—	$100.0
October 1, 2021 - October 31, 2021	—	$—	$—	$100.0
November 1, 2021 - November 30, 2021	22,900	$13.92	$0.3	$99.7
December 1, 2021 - December 31, 2021	163,250	$14.00	$2.3	$97.4
Total	186,150		$2.6

Period ($ in millions, except share and per share amounts)	Total Number of Shares Repurchased	Average Price Paid per Share	Approximate Dollar Value of Shares that have been Purchased Under the Plans	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan
January 1, 2022 - January 31, 2022	—	$—	$—	$97.4
February 1, 2022 - February 28, 2022	—	$—	$—	$97.4
March 1, 2022 - March 31, 2022	—	$—	$—	$97.4
April 1, 2022 - April 30, 2022	—	$—	$—	$97.4
May 1, 2022 - May 31, 2022	757,926	$13.21	$10.0	$87.4
June 1, 2022 - June 30, 2022	—	$—	$—	$87.4
July 1, 2022 - July 31, 2022	—	$—	$—	$87.4
August 1, 2022 - August 31, 2022	—	$—	$—	$87.4
September 1, 2022 - September 30, 2022	—	$—	$—	$87.4
October 1, 2022 - October 31, 2022	—	$—	$—	$87.4
November 1, 2022 - November 30, 2022	—	$—	$—	$87.4
	757,926		$10.0
On November 1, 2022, our Board approved a repurchase program (the “2022 Repurchase Program”) under which we may repurchase up to $150 million of our common stock. Under the 2022 Repurchase Program, purchases may be made at management's discretion from time to time in open-market transactions, including pursuant to trading plans with investment banks pursuant to Rule 10b5-1 of the Exchange Act, in accordance with all applicable rules and regulations. Unless extended by the Board, the 2022 Repurchase Program will terminate 18-months from the date it was approved.
As of December 31, 2022, Goldman, Sachs & Co., as agent, has repurchased 1,346,326 shares of our common stock pursuant to the 2022 Repurchase Program for approximately $15.9 million.

The following table provides information regarding purchases of our common stock by Goldman, Sachs & Co., as agent, pursuant to the 2022 Repurchase Program for each month in the year ended December 31, 2022 since its inception:

Period ($ in millions, except share and per share amounts)	Total Number of Shares Repurchased	Average Price Paid per Share	Approximate Dollar Value of Shares that have been Purchased Under the Plans	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan
November 1, 2022 - November 30, 2022	—	$—	$—	$150.0
December 1, 2022 - December 31, 2022	1,346,326	$11.84	$15.9	$134.1
Total	1,346,326		$15.9
Competition
Our primary competitors in providing financing to middle market companies include public and private funds, other BDCs, commercial and investment banks, commercial finance companies and, to the extent they provide an alternative form of financing, private equity and hedge funds. Many of our competitors are substantially larger and have considerably greater financial, technical, and marketing resources than we do. Many of these competitors have similar investment objectives to us, which may create additional competition for investment opportunities. Some competitors may have a lower cost of capital and access to funding sources that are not available to us, which may create competitive disadvantages for us with respect to our investment opportunities. In addition, some of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments and establish more relationships than us. Further, many of our competitors are not subject to the regulatory restrictions that the 1940 Act imposes on us as a business development company, or to the distribution and other requirements we must satisfy to qualify for RIC tax treatment. Lastly, institutional and individual investors are allocating increasing amounts of capital to alternative investment strategies. Several large institutional investors have announced a desire to consolidate their investments in a more limited number of managers. We expect that this will cause competition in our industry to intensify and could lead to a reduction in the size and duration of pricing inefficiencies that many of our products seek to exploit. See “ITEM 1A. RISK FACTORS — Risk Related to Our Business — We may face increasing competition for investment opportunities, which could delay further deployment of our capital, reduce returns and result in losses.”
Investment Advisory Agreement
The description below of the Investment Advisory Agreement is only a summary and is not necessarily complete. The description set forth below is qualified in its entirety by reference to the Investment Advisory Agreement.
Under the terms of the Investment Advisory Agreement, the Adviser is responsible for the following:
•managing our assets in accordance with our investment objective, policies and restrictions;
•determining the composition of our portfolio, the nature and timing of the changes to our portfolio and the manner of implementing such changes;
•making investment decisions for us, including negotiating the terms of investments in, and dispositions of, portfolio securities and other instruments on our behalf;
•monitoring our investments;
•performing due diligence on prospective portfolio companies;
•exercising voting rights in respect of portfolio securities and other investments for us;
•serving on, and exercising observer rights for, boards of directors and similar committees of our portfolio companies; and
•providing us with such other investment advisory and related services as we may, from time to time, reasonably require for the investment of capital.
The Adviser’s services under the Investment Advisory Agreement are not exclusive, and it is free to furnish similar services to other entities so long as its services to us are not impaired.
Term
The Investment Advisory Agreement became effective on May 18, 2021. Unless earlier terminated as described below, the Investment Advisory Agreement will remain in effect for two years from the date it first became effective and from year-to-year thereafter if approved annually by a majority of the Board or by the holders of a majority of our outstanding voting securities and, in each case, a majority of the independent directors. On May 3, 2022, the Board approved the continuation of the Investment Advisory Agreement.
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
Subsequent to July 18, 2019 (the “Listing Date”), the Management Fee is payable at an annual rate of (x) 1.5% of our average gross assets excluding cash and cash equivalents but including assets purchased with borrowed amounts, that is above an asset coverage ratio of 200% calculated in accordance with Sections 18 and 61 of the 1940 Act and (y) 1.00% of the Company’s average gross assets (excluding cash and cash equivalents, but including assets purchased with borrowed amounts) that is below an asset coverage ratio of 200% calculated in accordance with Sections 18 and 61 of the 1940 Act, in each case at the end of the two most recently completed calendar quarters payable quarterly in arrears. The Management Fee for any partial month or quarter, as the case may be, will be appropriately prorated and adjusted for any share issuances or repurchases during the relevant calendar months or quarters, as the case may be. For purposes of the Investment Advisory Agreement, gross assets means our total assets determined on a consolidated basis in accordance with generally accepted accounting principles in the United States, excluding cash and cash equivalents, but including assets purchased with borrowed amounts.
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
Board Approval of the Investment Advisory Agreement
On May 3, 2022, the Board held a meeting to consider and approve the continuation of the Investment Advisory Agreement and related matters. The Board was provided information it required to consider the Investment Advisory Agreement, including: (a) the nature, quality and extent of the advisory and other services to be provided to us by the Adviser; (b) comparative data with respect to advisory fees or similar expenses paid by other BDCs, which could include employees of the Adviser or its affiliates; (c) our projected operating expenses and expense ratio compared to BDCs with similar investment objectives; (d) any existing and potential sources of indirect income to the Adviser from its relationship with us and the profitability of that relationship; (e) information about the services to be performed and the personnel performing such services under the Investment Advisory Agreement; (f) the organizational capability and financial condition of the Adviser and its affiliates; and (g) the possibility of obtaining similar services from other third-party service providers or through an internally managed structure.

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
The Administration Agreement became effective on May 18, 2021 and the continuation of the Administration Agreement was approved by the Board on May 3, 2022. Unless earlier terminated as described below, the Administration Agreement will remain in effect for two years from the date it first became effective and from year-to-year thereafter if approved annually by a majority of the Board or by the holders of a majority of our outstanding voting securities and, in each case, a majority of the independent directors. We may terminate the Administration Agreement, without payment of any penalty, upon 60 days’ written notice. The decision to terminate the agreement may be made by a majority of the Board or the shareholders holding a Majority of the Outstanding Shares of our common stock. In addition, the Adviser may terminate the Administration Agreement, without payment of any penalty, upon 60 days’ written notice. To the extent that the Adviser outsources any of its functions we will pay the fees associated with such functions without profit to the Adviser.
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
•the cost of effecting any sales and repurchases of the common stock and other securities;
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
•the costs of any reports, proxy statements or other notices to shareholders (including printing and mailing costs), the costs of any shareholder or director meetings and the compensation of investor relations personnel responsible for the preparation of the foregoing and related matters;
•commissions and other compensation payable to brokers or dealers;
•research and market data;
•fidelity bond, directors and officers errors and omissions liability insurance and other insurance premiums;
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
Affiliated Transactions
We may be prohibited under the 1940 Act from participating in certain transactions with our affiliates without prior approval of the directors who are not interested persons, and in some cases, the prior approval of the SEC. We rely on the Order to co-invest with other funds managed by the Adviser or certain affiliates in a manner consistent with our investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors. Pursuant to such Order, we generally are permitted to co-invest with certain of our affiliates if a “required majority” (as defined in Section 57(o) of the 1940 Act) of the Board make certain conclusions in connection with a co-investment transaction, including that (1) the terms of the transaction, including the consideration to be paid, are reasonable and fair to us and our shareholders and do not involve overreaching by us or our shareholders on the part of any person concerned, (2) the transaction is consistent with the interests of our shareholders and is consistent with our investment objective and strategies, (3) the investment by our affiliates would not disadvantage us, and our participation would not be on a basis different from or less advantageous than that on which our affiliates are investing and (4) the proposed investment by us would not benefit our Adviser or its affiliates or any affiliated person of any of them (other than the parties to the transaction), except to the extent permitted by the Order and applicable law, including the limitations set forth in Section 57(k) of the 1940 Act. In addition, we have received an amendment to our Order to permit us to participate in follow-on investments in our existing portfolio companies with certain affiliates that are private funds, if such private funds did not have an investment in such existing portfolio companies.
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
Corporate Sustainability
Our and the Adviser’s corporate sustainability efforts seek to deliver positive outcomes for our investors and the communities in which we operate. Our Board receives annual updates on the Adviser’s strategy and initiatives, including ESG-related matters.
Investing Responsibly
We and the Adviser recognize the importance of ESG risks and opportunities and are committed to the consideration of these factors in relation to our business operations and investment activities. Blue Owl is a signatory to the United Nations Principles for Responsible Investment (“PRI”) and incorporates core principles based on PRI standards into its ESG Policy. This policy applies to all asset classes, industries and countries in which Blue Owl does business and the funds it manages.
The Adviser believes that incorporating ESG factors into our corporate and investment practices has the potential to meaningfully contribute to our long-term financial success. The Adviser strives to continuously strengthen its ability to mitigate, manage, and monitor relevant ESG risks and opportunities within our investment portfolios. When the Adviser makes investments, it strives to analyze a wide array of considerations, risks, and potential rewards related to the prospective investment. This could include, but is not limited to, considering business-relevant ESG risks such as: regulatory, tax, governance, occupational health and safety, labor standards, geopolitical risk, etc. Further, the Adviser seeks to ensure compliance with applicable regulatory disclosure requirements, including ESG-related disclosure obligations.
Diversity, Equity and Inclusion
We and the Adviser are committed to fostering and preserving a culture of diversity, equity and inclusion. The Adviser prizes diversity in its team and seek to create an inclusive, merit-based environment that is supportive of people from all backgrounds. Blue Owl has formalized its approach by adopting a formal DEI Policy.
To further foster an inclusive culture, Blue Owl seeks to continue to establish relevant and appropriate employee resource groups. In 2022, it established The Parliament, a network for women with a mission to support, enhance, and advance the experience of women at Blue Owl and to enhance gender equity across the firm. Blue Owl has hosted events for The Parliament to highlight women leaders in the financial industry, provide connection and promote mental health. Blue Owl also works with select partners on DEI initiatives, including Black Women in Asset Management, 100 Women in Finance and The Opportunity Network. Blue Owl’s signature partnership with The Opportunity Network launched a summer internship program for college students from backgrounds that are often underrepresented in the finance industry. This program includes training for both supervisors and interns, professional development sessions, networking opportunities and mentorship. In addition, Blue Owl has conducted DEI-related training on implicit bias for all of its employees.
Citizenship
Blue Owl seeks to engage with its stakeholders to support the causes most important to its communities. Blue Owl takes its role as a corporate citizen seriously and aims to leverage its resources for social good by contributing to meaningful causes and by partnering with various organizations to support the communities in which it operates and resides. Blue Owl encourages and facilitates opportunities for staff to give back to its communities, including through financial support and in-kind donations of its employees’ time. In 2022, Blue Owl expanded its tradition of holiday giving to a global campaign across eight offices, partnering with local organizations to help children and families in need.
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
(1)Securities purchased in transactions not involving any public offering from the issuer of such securities, which issuer (subject to certain limited exceptions) is an eligible portfolio company, or from any person who is, or has been during the preceding 13 months, an affiliated person of an eligible portfolio company, or from any other person, subject to such rules as may be prescribed by the SEC. An eligible portfolio company is defined in the 1940 Act as any issuer which:
(a)is organized under the laws of, and has its principal place of business in, the United States;
(b)is not an investment company (other than a small business investment company wholly owned by the business development company) or a company that would be an investment company but for certain exclusions under the 1940 Act; and
(c)satisfies any of the following:
(i)does not have any class of securities that is traded on a national securities exchange;
(ii)has a class of securities listed on a national securities exchange, but has an aggregate market value of outstanding voting and non-voting common equity of less than $250 million;
(iii)is controlled by a business development company or a group of companies including a business development company and the business development company has an affiliated person who is a director of the eligible portfolio company; or
(iv)is a small and solvent company having total assets of not more than $4 million and capital and surplus of not less than $2 million.
(2)Securities of any eligible portfolio company controlled by the Company.

(3)Securities purchased in a private transaction from a U.S. issuer that is not an investment company or from an affiliated person of the issuer, or in transactions incident thereto, if the issuer is in bankruptcy and subject to reorganization or if the issuer, immediately prior to the purchase of its securities was unable to meet its obligations as they came due without material assistance other than conventional lending or financing arrangements.
(4)Securities of an eligible portfolio company purchased from any person in a private transaction if there is no ready market for such securities and the Company already owns 60% of the outstanding equity of the eligible portfolio company.
(5)Securities received in exchange for or distributed on or with respect to securities described in (1) through (4) above, or pursuant to the exercise of warrants or rights relating to such securities.
(6)Cash, cash equivalents, U.S. government securities or high-quality debt securities maturing in one year or less from the time of investment.
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
Senior Securities; Coverage Ratio. We are generally permitted, under specified conditions, to issue multiple classes of indebtedness and one class of stock senior to our common stock if immediately after such borrowing or issuance, the ratio of our total assets (less total liabilities other than indebtedness represented by senior securities) to our total indebtedness represented by senior securities plus preferred stock, if any, is at least 200% (or 150%, if certain requirements are met). This means that generally, a BDC can borrow up to $1 for every $1 of investor equity or, if certain requirements are met and it reduces its asset coverage ratio, it can borrow up to $2 for every $1 of investor equity. On March 31, 2020, our Board, including a “required majority” (as such term is defined in Section 57(o) of the Investment Company Act) of our Board, approved the application of the modified asset coverage requirements set forth in Section 61(a)(2) of the Investment Company Act, as amended by the Small Business Credit Availability Act. On June 8, 2020, we received shareholder approval for the application of the modified asset coverage requirements set forth in Section 61(a)(2) of the 1940 Act, as amended by the Small Business Credit Availability Act. As a result, effective on June 9, 2020, our asset coverage requirement applicable to senior securirties was reduced from 200% to 150%.
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

Affiliated Transactions. We may be prohibited under the 1940 Act from conducting certain transactions with our affiliates without the prior approval of our directors who are not interested persons and, in some cases, the prior approval of the SEC. We rely on the Order to co-invest with other funds managed by the Adviser or its affiliates in a manner consistent with our investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors. Pursuant to the Order, we generally are permitted to co-invest with certain of our affiliates if a “required majority” (as defined in Section 57(o) of the 1940 Act) of our independent directors makes certain conclusions in connection with a co-investment transactions, including that (1) the terms of the transaction, including the consideration to be paid, are reasonable and fair to us and our shareholders and do not involve overreaching by us or our shareholders on the part of any person concerned, (2) the transaction is consistent with the interests of our shareholders and is consistent with our investment objective and strategies, (3) the investment by our affiliates would not disadvantage us, and our participation would not be on a basis different from or less advantageous than that on which our affiliates are investing and (4) the proposed investment by us would not benefit our Adviser or its affiliates or any affiliated person of any of them (other than the parties to the transaction), except to the extent permitted by the Order and applicable law, including the limitations set forth in Section 57(k) of the 1940 Act. In addition, we have received an amendment to our Order to permit us to participate in follow-on investments in our existing portfolio companies with certain affiliates that are private funds, if such private funds did not have an investment in such existing portfolio company. The Owl Rock Advisers’ allocation policy incorporates the conditions of the Order and seeks to ensure equitable allocation of investment opportunities between the Company and/or other funds managed by the Adviser or its affiliates over time. As a result of exemptive relief, there could be significant overlap in the Company’s investment portfolio and the investment portfolio of other Owl Rock Clients that could avail themselves of the exemptive relief and that have an investment objective similar to ours.

Cancellation of the Investment Advisory Agreement. Under the 1940 Act, the Investment Advisory Agreement will automatically terminate in the event of its assignment, as defined in the 1940 Act, by the Adviser. See "Investment Advisory Agreement - Term." The Investment Advisory Agreement may be terminated at any time, without penalty, by us upon not less than 60 days’ written notice to the Adviser and may be terminated at any time, without penalty, by the Adviser upon 60 days’ written notice to
us. The holders of a Majority of our Outstanding Shares may also terminate the Investment Advisory Agreement without penalty upon not less than 60 days’ written notice. Unless terminated earlier as described above, the Investment Advisory Agreement will remain in effect for a period of two years from the date it first became effective and will remain in effect from year-to-year thereafter if approved annually by our Board or by the affirmative vote of the holders of a Majority of our Outstanding Shares, and, in either case, if also approved by a majority of our directors who are not “interested persons” as defined in the 1940 Act.

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

Rule 18f-4 under the 1940 Act requires BDCs that use derivatives to, among other things, comply with a value-at-risk leverage limit, adopt a derivatives risk management program, and implement certain testing and board reporting procedures. Rule 18f-4 exempts BDCs that qualify as “limited derivatives users” from the aforementioned requirements, provided that these BDCs adopt written policies and procedures that are reasonably designed to manage the BDC’s derivatives risks and comply with certain recordkeeping requirements. We currently qualify as a “limited derivatives user” and expects to continue to do so. We have adopted a derivatives policy and comply with the recordkeeping requirements of Rule 18f-4.

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
For purposes of this discussion, a “U.S. Shareholder” generally is a beneficial owner of our common stock that is for U.S. federal income tax purposes:
•a citizen or individual resident of the United States;
•a corporation (or other entity treated as a corporation) organized in or under the laws of the United States or of any political subdivision thereof;
•a trust that is subject to the supervision of a court within the United States and the control of one or more U.S. persons or that has a valid election in effect under applicable U.S. Treasury Regulations to be treated as a U.S. person; or
•an estate, the income of which is subject to U.S. federal income taxation regardless of its source.
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
Taxation as a Regulated Investment Company
We have elected to be treated and intend to qualify each year as a RIC. As a RIC, we generally will not be subject to U.S. federal income tax at corporate rates on any ordinary income or capital gains that we timely distribute to our shareholders as dividends. To qualify as a RIC, we must, among other things, meet certain source-of-income and asset diversification requirements (as described below). In addition, in order to obtain RIC tax benefits, we generally must distribute to our shareholders, for each taxable year, at least 90% of our “investment company taxable income,” which is generally our ordinary income plus the excess of realized net short-term capital gains over realized net long-term capital losses (the “Annual Distribution Requirement”).
If we qualify as a RIC, and satisfy the Annual Distribution Requirement, then we will not be subject to U.S. federal income tax on the portion of our income we timely distribute (or are deemed to distribute) to our shareholders. We will be subject to U.S. federal income tax at regular corporate rates on any income or capital gains not distributed (or deemed distributed) to our shareholders.
We will be subject to a 4% nondeductible U.S. federal excise tax on certain undistributed income unless we distribute in a timely manner an amount at least equal to the sum of (i) 98% of our net ordinary income for each calendar year, (ii) 98.2% of the amount by which our capital gain exceeds our capital loss (adjusted for certain ordinary losses) for the one-year period ending October 31 in that calendar year and (iii) certain undistributed amounts from previous years on which we paid no U.S. federal income tax (the “Excise Tax Avoidance Requirement”). While we intend to distribute any income and capital gains in order to avoid imposition of this 4% U.S. federal excise tax, we may not be successful in avoiding entirely the imposition of this tax. In that case, we will be liable for the tax only on the amount by which we do not meet the foregoing distribution requirement.
In order to qualify as a RIC for U.S. federal income tax purposes, we must, among other things:
•continue to qualify as a BDC under the 1940 Act at all times during each taxable year;
•derive in each taxable year at least 90% of our gross income from dividends, interest, payments with respect to loans of certain securities, gains from the sale of stock or other securities or foreign currencies, net income from certain “qualified publicly traded partnerships,” or other income derived with respect to our business of investing in such stock or securities (the “90% Income Test”); and
•diversify our holdings so that at the end of each quarter of the taxable year:
•at least 50% of the value of our assets consists of cash, cash equivalents, U.S. Government securities, securities of other RICs, and other securities if such other securities of any one issuer do not represent more than 5% of the value of our assets or more than 10% of the outstanding voting securities of the issuer; and
•no more than 25% of the value of our assets is invested in the (i) securities, other than U.S. Government securities or securities of other RICs, of one issuer, (ii) securities, other than securities of other RICs, of two or more issuers that are controlled, as determined under applicable Code rules, by us and that are engaged in the same or similar or related trades or businesses or (iii) securities of one or more “qualified publicly traded partnerships” (the “Diversification Tests”).
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
A RIC is limited in its ability to deduct expenses in excess of its “investment company taxable income” (which is, generally, ordinary income plus the excess of net short-term capital gains over net long-term capital losses). If our expenses in a given year exceed our investment company taxable income, we would experience a net operating loss for that year. However, a RIC is not permitted to carry forward net operating losses to subsequent years. In addition, expenses can be used only to offset investment company taxable income, not net capital gain. Due to these limits on the deductibility of expenses, we may, for U.S. federal income tax purposes, have aggregate taxable income for several years that we are required to distribute and that is taxable to our shareholders even if such income is greater than the aggregate net income we actually earned during those years. Such required distributions may be made from our cash assets or by liquidation of investments, if necessary. We may realize gains or losses from such liquidations. In the event we realize net capital gains from such transactions, a shareholder may receive a larger capital gain distribution than it would have received in the absence of such transactions.
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
If we purchase shares in a “passive foreign investment company,” or PFIC, we may be subject to U.S. federal income tax on a portion of any “excess distribution” or gain from the disposition of such shares. Additional charges in the nature of interest may be imposed on us in respect of deferred taxes arising from such distributions or gains. This additional tax and interest may apply even if we make a distribution in an amount equal to any “excess distribution” or gain from the disposition of such shares as a taxable dividend by us to our shareholders. If we invest in a PFIC and elect to treat the PFIC as a “qualified electing fund” under the Code, or QEF, in lieu of the foregoing requirements, we will be required to include in income each year a portion of the ordinary earnings and net capital gain of the QEF, even if such income is not distributed to us. Alternatively, we may be able to elect to mark-to-market at the end of each taxable year our shares in a PFIC; in this case, we will recognize as ordinary income any increase in the value of such shares and as ordinary loss any decrease in such value to the extent it does not exceed prior increases included in income. Under either election, we may be required to recognize in a year income in excess of our distributions from PFICs and our proceeds from dispositions of PFIC stock during that year, and such income will nevertheless be subject to the Annual Distribution Requirement and will be taken into account for purposes of the 4% U.S. federal excise tax. We intend to limit and/or manage our holdings in PFICs to minimize our liability for any taxes and related interest charges.
If we hold more than 10% of the shares in a foreign corporation that is treated as a controlled foreign corporation, or “CFC,” we may be treated as receiving a deemed distribution (taxable as ordinary income) each year from such foreign corporation in an amount equal to our pro rata share of the corporation’s income for the tax year (including both ordinary earnings and capital gains), whether or not the corporation makes an actual distribution during such year. In general, a foreign corporation will be classified as a CFC if more than 50% of the shares of the corporation, measured by reference to combined voting power or value, is owned (directly, indirectly or by attribution) by U.S. Shareholders. A “U.S. Shareholder,” for this purpose, is any U.S. person that possesses (actually or constructively) 10% or more of the combined voting power of all classes of shares of a corporation or 10% or more of the total value of all classes of shares of a corporation. If we are treated as receiving a deemed distribution from a CFC, we will be required to include such distribution in our investment company taxable income regardless of whether we receive any actual distributions from such CFC, and such income will be subject to the Annual Distribution Requirement and will be taken into account for purposes of the 4% U.S. federal excise tax.
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
In accordance with certain applicable Treasury regulations and guidance published by the IRS, a RIC that is publicly offered may treat a distribution of its own stock as fulfilling its RIC distribution requirements if each stockholder may elect to receive his or her entire distribution in either cash or stock of the RIC, subject to a limitation that the aggregate amount of cash to be distributed to all stockholders must be at least 20% of the aggregate declared distribution. If too many stockholders elect to receive cash, the cash available for distribution must be allocated among stockholders electing to receive cash (with the balance of the distribution paid in stock). In no event will any stockholder, electing to receive cash, receive less than the lesser of (a) the portion of the distribution such stockholder elected to receive in cash, or (b) an amount equal to his or her entire distribution times the percentage limitation on cash available for distribution. If these and certain other requirements are met, for U.S. federal income tax purposes, the amount of the dividend paid in stock will be equal to the amount of cash that could have been received instead of stock. We have no current intention of paying dividends in shares of our stock in accordance with these Treasury regulations or published guidance.
If we fail to qualify for treatment as a RIC, and certain amelioration provisions are not applicable, we would be subject to U.S. federal income tax on all of our taxable income (including our net capital gains) at regular corporate rates. We would not be able to deduct distributions to our shareholders, nor would they be required to be made. Distributions, including distributions of net long-term capital gain, would generally be taxable to our shareholders as ordinary dividend income to the extent of our current and accumulated earnings and profits. Subject to certain limitations under the Code, our corporate shareholders would be eligible to claim a dividend received deduction with respect to such dividend and our non-corporate shareholders would generally be able to treat such dividends as “qualified dividend income,” which is subject to reduced rates of U.S. federal income tax. Distributions in excess of our current and accumulated earnings and profits would be treated first as a return of capital to the extent of the shareholder’s adjusted tax basis, and any remaining distributions would be treated as a capital gain. In order to requalify as a RIC, in addition to the other requirements discussed above, we would be required to distribute all of our previously undistributed earnings attributable to the period we failed to qualify as a RIC by the end of the first year that we intend to requalify as a RIC. If we fail to requalify as a RIC for a period greater than two taxable years, we may be subject to U.S. federal income tax at regular corporate rates on any net built-in gains with respect to certain of our assets (i.e., the excess of the aggregate gains, including items of income, over aggregate losses that would have been realized with respect to such assets if we had been liquidated) that we elect to recognize on requalification or when recognized over the next five years.

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
Proxy Voting Records
You may obtain information about how the Adviser voted proxies by making a written request for proxy voting information to: Owl Rock Capital Corporation, Attention: Investor Relations, 399 Park Avenue, New York, NY 10022, or by calling Owl Rock Capital Corporation at (212) 419-3000.

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
•Global economic, political and market conditions, including uncertainty about the financial stability of the United States, could have a significant adverse effect on our business, financial condition and results of operations.
•The COVID-19 pandemic caused severe disruptions in the U.S. economy and disrupted financial activity in the areas in which we or our portfolio companies operate.
•Price declines in the corporate leveraged loan market may adversely affect the fair value of our portfolio, reducing our net asset value through increased net unrealized depreciation and the incurrence of realized losses.
•Economic recessions or downturns could impair our portfolio companies and harm our operating results.
•Inflation may adversely affect the business, results of operations and financial condition of our portfolio companies.
•Terrorist attacks, acts of war, global health emergencies or natural disasters may impact the businesses in which we invest and harm our business, operating results and financial condition.
We are subject to risks related to our business.
•The lack of liquidity in our investments may adversely affect our business.
•We borrow money, which magnifies the potential for gain or loss and may increase the risk of investing in us.
•Defaults under our current borrowings or any future borrowing facility or notes may adversely affect our business, financial condition, results of operations and cash flows.
•If we are unable to obtain additional debt financing, or if our borrowing capacity is materially reduced, our business could be materially adversely affected.
•Our ability to achieve our investment objective depends on our Adviser’s ability to manage and support our investment process. If our Adviser were to lose a significant number of its key professionals, or terminate the Investment Advisory Agreement, our ability to achieve our investment objective could be significantly harmed.
•Because our business model depends to a significant extent upon Blue Owl’s relationships with corporations, financial institutions and investment firms, the inability of Blue Owl to maintain or develop these relationships, or the failure of these relationships to generate investment opportunities, could adversely affect our business.
•We may face increasing competition for investment opportunities, which could delay further deployment of our capital, reduce returns and result in losses.

•Our investment portfolio is recorded at fair value as determined in good faith by our Adviser in accordance with procedures approved by our Board and, as a result, there is and will be uncertainty as to the value of our portfolio investments.
•Our Board may change our operating policies and strategies without prior notice or shareholder approval, the effects of which may be adverse to our shareholders.
•We are subject to risks associated with the discontinuation of LIBOR, which will affect our cost of capital and results of operations.
•We are subject to risks related to corporate social responsibility.
We are subject to risks related to our Adviser and its affiliates.
•Our Adviser and its affiliates, including our officers and some of our directors, may face conflicts of interest caused by compensation arrangements with us and our affiliates, which could result in increased risk-taking or speculative investments, or cause our Adviser to use substantial leverage.
•The time and resources that individuals associated with our Adviser devote to us may be diverted, and we may face additional competition due to, among other things, the fact that neither our Adviser nor its affiliates is prohibited from raising money for or managing another entity that makes the same types of investments that we target.
•Our Adviser and its affiliates, may face conflicts of interest with respect to services performed for issuers in which we may invest.
•Our Adviser or its affiliates may have incentives to favor their respective other accounts and clients and/or Blue Owl over us, which may result in conflicts of interest that could be harmful to us.
•We may be obligated to pay our Adviser incentive fees even if we incur a net loss due to a decline in the value of our portfolio and even if our earned interest income is not payable in cash.
•Our ability to enter into transactions with our affiliates is restricted.
•Our Adviser’s inability to attract, retain and develop human capital in a highly competitive talent market could have an adverse effect on our Adviser, and thus us.
We are subject to risks related to business development companies.
•The requirement that we invest a sufficient portion of our assets in qualifying assets could preclude us from investing in accordance with our current business strategy; conversely, the failure to invest a sufficient portion of our assets in qualifying assets could result in our failure to maintain our status as a BDC.
•Regulations governing our operation as a BDC and RIC affect our ability to raise capital and the way in which we raise additional capital or borrow for investment purposes, which may have a negative effect on our growth. As a BDC, the necessity of raising additional capital may expose us to risks, including risks associated with leverage.
We are subject to risks related to our investments.
•Our investments in portfolio companies may be risky, and we could lose all or part of our investments.
•We may invest through joint ventures, partnerships or other special purpose vehicles and our investments through these vehicles may entail greater risks, or risks that we otherwise would not incur, if we otherwise made such investments directly.
•Defaults by our portfolio companies could jeopardize a portfolio company’s ability to meet its obligations under the debt or equity investments that we hold which could harm our operating results.
•Subordinated liens on collateral securing debt investments that we may make to portfolio companies may be subject to control by senior creditors with first priority liens. If there is a default, the value of the collateral may not be sufficient to repay in full both the first priority creditors and us.
•We generally will not control the business operations of our portfolio companies and, due to the illiquid nature of our holdings in our portfolio companies, we may not be able to dispose of our interest in our portfolio companies.
•We are, and will continue to be, exposed to risks associated with changes in interest rates.
•International investments create additional risks.
We are subject to risks related to an investment in our common stock.
•The market value of our common stock may fluctuate significantly.
•The amount of any distributions we may make on our common stock is uncertain. We may not be able to pay distributions to shareholders, or be able to sustain distributions at any particular level, and our distributions per share, if any, may not grow over time, and our distributions per share may be reduced. We have not established any limits on the extent to which we may use borrowings, if any, and we may use sources other than from cash flows from operations to fund distributions (which may reduce the amount of capital we ultimately invest in portfolio companies).
We are subject to risks related to U.S. federal income tax.
•We will be subject to U.S. federal income tax at corporate-rates if we are unable to maintain our tax treatment as a RIC under Subchapter M of the Code or if we make investments through taxable subsidiaries.
•We may have difficulty paying our required distributions if we recognize income before or without receiving cash representing such income.

We are subject to general risks.
•Changes in laws or regulations governing our operations may adversely affect our business or cause us to alter our business strategy.
•Heightened scrutiny of the financial services industry by regulators may materially and adversely affect our business.
•We are dependent on information systems and systems failures could significantly disrupt our business, which may, in turn, negatively affect our liquidity, financial condition or results of operations.
•Internal and external cybersecurity threats and risks, as well as other disasters, may adversely affect our business or the business of our portfolio companies by impairing the ability to conduct business effectively.
Risks Related to the Economy
Global economic, political and market conditions, including uncertainty about the financial stability of the United States, could have a significant adverse effect on our business, financial condition and results of operations.
The current worldwide financial markets situation, as well as various social, political, economic and other conditions and events (including political tensions in the United States and around the world, wars and other forms of conflict, terrorist acts, security operations and catastrophic events such as fires, floods, earthquakes, tornadoes, hurricanes and global health epidemics), may contribute to increased market volatility, may have long term effects on the United States and worldwide financial markets, and may cause economic uncertainties or deterioration in the United States and worldwide. As global systems, economies and financial markets are increasingly interconnected, events that once had only local impact are now more likely to have regional or even global effects. Events that occur in one country, region or financial market will, more frequently, adversely impact issuers in other countries, regions or markets, including in established markets such as the United States. These impacts can be exacerbated by failures of governments and societies to adequately respond to an emerging event or threat.
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
For example, the COVID-19 pandemic continues to adversely impact global commercial activity and has contributed to significant volatility in financial markets. See “—The COVID-19 pandemic caused severe disruptions in the U.S. economy and disrupted financial activity in the areas in which we or our portfolio companies operate.”
In addition, the war between Russia and Ukraine, and resulting market volatility, could adversely affect our business, financial condition or results of operations. In response to the war between Russia and Ukraine, the United States and other countries have imposed sanctions or other restrictive actions against Russia. The ongoing war and the measures in response could have a negative impact on the economy and business activity globally and could have a material adverse effect on our portfolio companies and our business, financial condition, cash flows and results of operations. The severity and duration of the war and its impact on global economic and market conditions are impossible to predict. In addition, sanctions could also result in Russia taking counter measures or retaliatory actions which could adversely impact our business or the business of our portfolio companies, including, but not limited to, cyberattacks targeting private companies, individuals or other infrastructure upon which our business and the business of our portfolio companies rely.
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
The COVID-19 pandemic caused severe disruptions in the U.S. economy and disrupted financial activity in the areas in which we or our portfolio companies operate.
The COVID-19 pandemic and restrictive measures taken to contain or mitigate its spread caused business shutdowns, cancellations of events and restrictions on travel, significant reductions in demand for certain goods and services, reductions in business activity and financial transactions, supply chain interruptions and overall economic and financial market instability both globally and in the United States. Despite actions of the U.S. federal government and foreign governments, these events have contributed to unpredictable general economic conditions that are materially and adversely impacting the broader financial and credit markets and reducing the availability of debt and equity capital for the market as a whole. It is uncertain how long this volatility will continue, and as a result, even after the COVID-19 pandemic subsides, the U.S. economy and most other major global economies may continue to experience a recession. Our business and operations, as well as the business and operations of our portfolio companies, could be materially adversely affected by a prolonged recession in the United States and other major markets. Some economists and major investment banks have expressed concern that the continued spread of the virus globally could lead to a world-wide economic downturn, the impacts of which could last for some period after the pandemic is controlled and/or abated.
The COVID-19 pandemic is ongoing as of the filing date of this Annual Report, and its extended duration may have further adverse impacts on our portfolio companies after December 31, 2022, including for the reasons described herein.
Any public health emergency, or the threat thereof, and the resulting financial and economic market uncertainty could have a significant adverse impact on us and the fair value of our investments and our portfolio companies.
The extent of the impact of any public health emergency, such as the COVID-19 pandemic, on our and our portfolio companies’ operational and financial performance will depend on many factors, including the duration and scope of such public health emergency, the actions taken by governmental authorities to contain its financial and economic impact, the extent of any related travel advisories and restrictions implemented, the impact of such public health emergency on overall supply and demand, goods and services, investor liquidity, consumer confidence and levels of economic activity and the extent of its disruption to important global, regional and local supply chains and economic markets, all of which are highly uncertain and cannot be predicted. In addition, our and our portfolio companies’ operations may be significantly impacted, or even temporarily or permanently halted, as a result of government quarantine measures, voluntary and precautionary restrictions on travel or meetings and other factors related to a public health emergency, including its potential adverse impact on the health of any of our or our portfolio companies’ personnel. This could create widespread business continuity issues for us and our portfolio companies.
These factors may also cause the valuation of our investments to differ materially from the values that we may ultimately realize. Our valuations, and particularly valuations of private investments and private companies, are inherently uncertain, may fluctuate over short periods of time and are often based on estimates, comparisons and qualitative evaluations of private information.
Any public health emergency, pandemic or any outbreak of other existing or new epidemic diseases, or the threat thereof, and the resulting financial and economic market uncertainty could have a significant adverse impact on us and the fair value of our investments and our portfolio companies.
The current period of capital markets disruption and economic uncertainty could have a material adverse effect on our business, financial condition or results of operations.
Current market conditions may make it difficult to extend the maturity of or refinance our existing indebtedness or obtain new indebtedness with similar terms and any failure to do so could have a material adverse effect on our business. The debt capital that will be available to us in the future, if at all, may be at a higher cost and on less favorable terms and conditions than what we currently experience, including being at a higher cost in rising rate environments. If we are unable to raise or refinance debt, then our equity investors may not benefit from the potential for increased returns on equity resulting from leverage and we may be limited in our ability to make new commitments or to fund existing commitments to our portfolio companies. An inability to extend the maturity of, or refinance, our existing indebtedness or obtain new indebtedness could have a material adverse effect on our business, financial condition or results of operations. In addition, adverse or volatile market conditions may make equity capital difficult to raise because, subject to some limited exceptions, as a BDC, we are generally not able to issue additional shares of our common stock at a price less than net asset value without first obtaining approval for such issuance from our shareholders and independent directors.
Significant disruption or volatility in the capital markets may also have a negative effect on the valuations of our investments. While most of our investments are not publicly traded, applicable accounting standards require us to assume as part of our valuation process that our investments are sold in a principal market to market participants (even if we plan on holding an investment through its maturity). Significant disruption or volatility in the capital markets may also affect the pace of our investment activity and the potential for liquidity events involving our investments. Thus, the illiquidity of our investments may make it difficult for us to sell such investments to access capital if required, and as a result, we could realize significantly less than the value at which we have recorded our investments if we were required to sell them for liquidity purposes. An inability to raise or access capital could have a material adverse effect on our business, financial condition or results of operations.
Price declines in the corporate leveraged loan market may adversely affect the fair value of our portfolio, reducing our net asset value through increased net unrealized depreciation and the incurrence of realized losses.
Conditions in the U.S. corporate debt market may experience disruption or deterioration, such as the disruptions resulting from the COVID-19 pandemic, current high inflation rates or any future disruptions, which may cause pricing levels to decline or be volatile. As a result, our net asset value could decline through an increase in unrealized depreciation and incurrence of realized losses in connection with the sale or other disposition of our investments, which could have a material adverse effect on our business, financial condition and results of operations.

Economic recessions or downturns could impair our portfolio companies and harm our operating results.
Many of our portfolio companies may be susceptible to economic slowdowns or recessions and may be unable to repay our debt investments during these periods. In the past, instability in the global capital markets resulted in disruptions in liquidity in the debt capital markets, significant write-offs in the financial services sector, the re-pricing of credit risk in the broadly syndicated credit market and the failure of major domestic and international financial institutions. In particular, in past periods of instability, the financial services sector was negatively impacted by significant write-offs as the value of the assets held by financial firms declined, impairing their capital positions and abilities to lend and invest. In addition, continued uncertainty surrounding the negotiation of trade deals between Britain and the European Union following the United Kingdom’s exit from the European Union, uncertainty in connection with economic sanctions resulting from the ongoing war between Russia and Ukraine, and uncertainty between the United States and other countries, including China, with respect to trade policies, treaties, and tariffs, among other factors, have caused disruption in the global markets. There can be no assurance that market conditions will not worsen in the future.
In an economic downturn, we may have non-performing assets or non-performing assets may increase, and the value of our portfolio is likely to decrease during these periods. Adverse economic conditions may also decrease the value of any collateral securing our loans and the value of our equity investments. A severe recession may further decrease the value of such collateral and result in losses of value in our portfolio and a decrease in our revenues, net income, assets and net worth. Unfavorable economic conditions may require us to modify the payment terms of our investments, including changes in “payment in kind” or “PIK” interest provisions and/or cash interest rates, and also could increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us on terms we deem acceptable. These events could prevent us from increasing investments and harm our operating results.
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
Recent inflationary pressures have increased the costs of labor, energy and raw materials and have adversely affected consumer spending, economic growth and our portfolio companies’ operations. Certain of our portfolio companies may be in industries that have been, or are expected to be, impacted by inflation. If such portfolio companies are unable to pass any increases in their costs along to their customers, it could adversely affect their results and impact their ability to pay interest and principal on our loans. In addition, any projected future decreases in our portfolio companies’ operating results due to inflation could adversely impact the fair value of those investments. Any decreases in the fair value of our investments could result in future unrealized losses and therefore reduce our net assets resulting from operations. Any decreases in the fair value of our investments could result in future realized or unrealized losses and therefore reduce our net assets resulting from operations. Additionally, the Federal Reserve has raised, and has indicated its intent to continue raising, certain benchmark interest rates in an effort to combat inflation. See “—We are, and will continue to be, exposed to risks associated with changes in interest rates.”
While the United States and other developed economies are experiencing higher-than-normal inflation rates, it remains uncertain whether substantial inflation will be sustained over an extended period of time or have a significant effect on the U.S. economy or other economies. Inflation may affect our investments adversely in a number of ways, including those noted above. During periods of rising inflation, interest and dividend rates of any instruments we or our portfolio companies may have issued could increase, which would tend to reduce returns to our investors. Inflationary expectations or periods of rising inflation could also be accompanied by the rising prices of commodities which are critical to the operation of portfolio companies as noted above. Portfolio companies may have fixed income streams and, therefore, be unable to pay their debts when they become due. The market value of such investments may decline in value in times of higher inflation rates. Some of our portfolio investments may have income linked to inflation through contractual rights or other means. However, as inflation may affect both income and expenses, any increase in income may not be sufficient to cover increases in expenses. Governmental efforts to curb inflation often have negative effects on the level of economic activity. In an attempt to stabilize inflation, certain countries have imposed wage and price controls at times. Past governmental efforts to curb inflation have also involved more drastic economic measures that have had a materially adverse effect on the level of economic activity in the countries where such measures were employed. There can be no assurance that continued and more wide-spread inflation in the United States and/or other economies will not become a serious problem in the future and have a material adverse impact on us.

The ongoing invasion of Ukraine by Russia and related sanctions have increased global political and economic uncertainty, which may have a material impact on our portfolio, our business and operations and the value of an investment in us.
The ongoing invasion of Ukraine by Russia and related sanctions have increased global political and economic uncertainty. In February 2022, Russia invaded Ukraine and, in response, the United States, the United Kingdom, the European Union and many other nations announced a broad array of new or expanded economic sanctions, export controls and other measures against Russia, Russian entities and individuals. Because Russia is a major exporter of oil and natural gas, the invasion and related sanctions have reduced the supply, and increased the price, of energy, which is accelerating inflation and may exacerbate ongoing supply chain issues. There is also the risk of retaliatory actions by Russia against countries that have enacted sanctions, including cyberattacks against financial and governmental institutions, which could result in business disruptions and further economic turbulence. Although we have no direct exposure to Russia or Ukraine, the broader consequences of the invasion may have a material adverse impact on our portfolio, our business and operations and the value of an investment in us. The Russian invasion of Ukraine is uncertain and evolving as of the filing date of this Annual Report, and its full impact on our portfolio companies after December 31, 2022 is unknown.
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
Our ability to service any borrowings that we incur will depend largely on our financial performance and will be subject to prevailing economic conditions and competitive pressures. Moreover, the management fee will be payable based on our average gross assets excluding cash and cash equivalents but including assets purchased with borrowed amounts, which may give our Adviser an incentive to use leverage to make additional investments. See “—Our Adviser and its affiliates, including our officers and some of our directors, may face conflicts of interest caused by compensation arrangements with us and our affiliates, which could result in increased risk-taking or speculative investments, or cause our Adviser to use substantial leverage.” The amount of leverage that we employ will depend on our Adviser’s and our Board’s assessment of market and other factors at the time of any proposed borrowing. We cannot assure you that we will be able to obtain credit at all or on terms acceptable to us, which could affect our return on capital.

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
As a BDC, generally, the ratio of our total assets (less total liabilities other than indebtedness represented by senior securities) to our total indebtedness represented by senior securities plus any preferred stock, if any, must be at least 200%; however, the Small Business Credit Availability Act has modified the 1940 Act by allowing a BDC to increase the maximum amount of leverage it may incur from an asset coverage ratio of 200% to an asset coverage ratio of 150%, if certain requirements are met. On June 8, 2020, our shareholders, approved the application of the modified asset coverage requirements set forth in Section 61(a)(2) of the 1940 Act, as amended by the Small Business Credit Availability Act. As a result, effective June 9, 2020, our asset coverage ratio applicable to senior securities was reduced from 200% to 150%. If this ratio declines below 150%, we cannot incur additional debt and could be required to sell a portion of our investments to repay some indebtedness when it may be disadvantageous to do so. This could have a material adverse effect on our operations, and we may not be able to service our debt or make distributions.
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

	Assumed Return on Our Portfolio (Net of Expenses)
	-10%	-5%	0%	5%	10%
Corresponding return to common shareholder(1)	-27.8%	-16.2%	-4.7%	6.9%	18.4%
(1)Assumes, as of December 31, 2022, (i) $13.6 billion in total assets, (ii) $7.4 billion in outstanding indebtedness, (iii) $5.9 billion in net assets and (iv) weighted average interest rate, excluding amortization of financing costs and marking to market value on fair value of interest rate swaps, of 3.7%.
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

We may want to obtain additional debt financing, or need to do so upon maturity of our credit facilities, in order to obtain funds which may be made available for investments. Our credit facilities, notes and CLOs currently expire between September 2024 and July 2033. If we are unable to increase, renew or replace any such facilities and enter into new debt financing facilities or other debt financing on commercially reasonable terms, our liquidity may be reduced significantly. In addition, if we are unable to repay amounts outstanding under any such facilities and are declared in default or are unable to renew or refinance these facilities, we may not be able to make new investments or operate our business in the normal course. These situations may arise due to circumstances that we may be unable to control, such as lack of access to the credit markets, a severe decline in the value of the U.S. dollar, an economic downturn or an operational problem that affects us or third parties, and could materially damage our business operations, results of operations and financial condition.
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
We expect that Blue Owl will depend on its relationships with corporations, financial institutions and investment firms, and we will rely to a significant extent upon these relationships to provide us with potential investment opportunities. The investment management business is intensely competitive, with competition based on a variety of factors, including investment performance, business relationships, quality of service provided to clients, fund investor liquidity, fund terms (including fees and economic sharing arrangements), brand recognition and business reputation. If Blue Owl fails to maintain its reputation it may not be able to maintain its existing relationships or develop new relationships or sources of investment opportunities, and we may not be able to grow our investment portfolio. In addition, individuals with whom Blue Owl has relationships are not obligated to provide us with investment opportunities, and, therefore, there is no assurance that such relationships will generate investment opportunities for us.
Negative publicity regarding Blue Owl or its personnel could give rise to reputational risk that could significantly harm our existing business and business prospects. Similarly, events could occur that damage the reputation of our industry generally, such as the insolvency or bankruptcy of large funds or a significant number of funds or highly publicized incidents of fraud or other scandals, any one of which could have a material adverse effect on our business, regardless of whether any of those events directly relate to us or our investments.

We may face increasing competition for investment opportunities, which could delay further deployment of our capital, reduce returns and result in losses.
We may compete for investments with other BDCs and investment funds (including registered investment companies, private equity funds and mezzanine funds), including the Owl Rock Clients or other funds managed by our Adviser or its affiliates comprising Owl Rock, the private funds managed by Dyal and the funds and accounts managed by Oak Street (the "Blue Owl Clients"), as well as traditional financial services companies such as commercial banks and other sources of funding. Moreover, alternative investment vehicles, such as hedge funds, continue to increase their investment focus in our target market of privately owned U.S. companies. We may experience increased competition from banks and investment vehicles who may continue to lend to the middle market. Additionally, the U.S. Federal Reserve and other bank regulators may periodically provide incentives to U.S. commercial banks to originate more loans to U.S. middle market private companies. As a result of these market participants and regulatory incentives, competition for investment opportunities in privately owned U.S. companies is strong and may intensify. Many of our competitors are substantially larger and have considerably greater financial, technical, and marketing resources than we do. For example, some competitors may have a lower cost of capital and access to funding sources that are not available to us. In addition, some competitors may have higher risk tolerances or different risk assessments than us. These characteristics could allow our competitors to consider a wider variety of investments, establish more relationships and offer better pricing and more flexible structuring than we are able to do.

Numerous factors increase our competitive risks, including, but not limited to:

•A number of our competitors may have or are perceived to have more expertise or financial, technical, marketing and other resources and more personnel than we do;
•We may not perform as well as competitors’ funds or other available investment products;
•Several of our competitors have raised significant amounts of capital, and many of them have similar investment objectives to ours, which may create additional competition for investment opportunities;
•Some of our competitors may have lower fees or alternative fee arrangements;
•Some of our competitors may have a lower cost of capital and access to funding sources that are not available to us, which may create competitive disadvantages for us;

•Some of our competitors may have higher risk tolerances, different risk assessments or lower return thresholds than us, which could allow them to consider a wider variety of investments and to bid more aggressively than us or to agree to less restrictive legal terms and protections for investments that we want to make; and
•Some of our competitors may be subject to less regulation or conflicts of interest and, accordingly, may have more flexibility to undertake and execute certain businesses or investments than we do, bear less compliance expense than we do or be viewed differently in the marketplace.

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
Our investment portfolio is recorded at fair value as determined in good faith by our Adviser in accordance with procedures approved by our Board and, as a result, there is and will be uncertainty as to the value of our portfolio investments.
Under the 1940 Act, we are required to carry our portfolio investments at market value or, if there is no readily available market value, at fair value as determined in accordance with procedures established by our Adviser and approved by our Board. There is not a public market or active secondary market for many of the types of investments in privately held companies that we hold and intend to make. Our investments may not be publicly traded or actively traded on a secondary market but, instead, may be traded on a privately negotiated over-the-counter secondary market for institutional investors, if at all. As a result, we will value these investments quarterly at fair value as determined in good faith in accordance with valuation policy and procedures approved by our Board.
The determination of fair value, and thus the amount of unrealized appreciation or depreciation we may recognize in any reporting period, is to a degree subjective, and our Adviser has a conflict of interest in determining fair value. We will value our investments quarterly at fair value as determined in good faith by our Adviser, based on, among other things, input of our Audit Committee and independent third-party valuation firm(s) engaged at the direction of our Adviser. The types of factors that may be considered in determining the fair values of our investments include the nature and realizable value of any collateral, the portfolio company’s ability to make payments and its earnings, the markets in which the portfolio company does business, comparison to publicly traded companies, discounted cash flow, current market interest rates and other relevant factors. Because such valuations, and particularly valuations of private securities and private companies, are inherently uncertain, the valuations may fluctuate significantly over short periods of time due to changes in current market conditions. The determinations of fair value in accordance with procedures approved by our Board may differ materially from the values that would have been used if an active market and market quotations existed for such investments. Our net asset value could be adversely affected if the determinations regarding the fair value of the investments were materially higher than the values that we ultimately realize upon the disposal of such investments.

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
As a BDC, we are required to carry our investments at market value or, if no market value is ascertainable, at the fair value as determined in good faith in accordance with procedures approved by our Board. Decreases in the market values or fair values of our investments relative to amortized cost will be recorded as unrealized depreciation. Any unrealized losses in our portfolio could be an indication of a portfolio company’s inability to meet its repayment obligations to us with respect to the affected loans. This could result in realized losses in the future and ultimately in reductions of our income available for distribution in future periods. In addition, decreases in the market value or fair value of our investments will reduce our net asset value. See “ITEM 7 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — Critical Accounting Policies — Investments at Fair Value.”

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
Our business is dependent on our and third parties’ communications and information systems. Any failure or interruption of those systems, including as a result of the termination of an agreement with any third-party service providers, could cause delays or other problems in our activities. Our financial, accounting, data processing, portfolio monitoring, backup or other operating systems and facilities may fail to operate properly or become disabled or damaged as a result of a number of factors including events that are wholly or partially beyond our control. There could be:
•sudden electrical or telecommunications outages;
•natural disasters such as earthquakes, tornadoes and hurricanes;
•disease pandemics, including the COVID-19 pandemic;
•events arising from local or larger scale political or social matters, including terrorist acts;
•outages due to idiosyncratic issues at specific service providers; and
•cyber-attacks.
These events, in turn, could have a material adverse effect on our operating results and negatively affect the net asset value of our common stock and our ability to pay distributions to our shareholders.
We are subject to risks associated with the discontinuation of LIBOR, which will affect our cost of capital and results of operations.
The London Inter-Bank Offered Rate (“LIBOR”) is the basic rate of interest used in lending transactions between banks on the London interbank market and is widely used as a reference for setting the interest rate on loans globally. In July 2017, the Financial Conduct Authority announced its intention to cease sustaining LIBOR, by the end of 2021. As of January 1, 2023, USD LIBOR is available in five settings (overnight, one-month, three-month, six-month and 12-month). The ICE Benchmark Administration has stated that it will cease to publish all remaining USD LIBOR settings immediately following their publication on June 30, 2023.
In April 2018, the Federal Reserve Bank of New York began publishing its alternative rate, the Secured Overnight Financing Rate, or SOFR. The Bank of England followed suit in April 2018 by publishing its proposed alternative rate, the Sterling Overnight Index Average, or SONIA. Each of SOFR and SONIA significantly differ from LIBOR, both in each actual rate and how each rate is calculated, and therefore it is unclear whether and when markets will adopt either of these rates as a widely accepted replacement for LIBOR.
As such, when LIBOR is discontinued, if a replacement rate is not widely agreed upon or if a replacement rate is significantly different from LIBOR, it could cause a disruption in the credit markets generally. Such a disruption could have an adverse impact on the market value of and/or transferability of any LIBOR-linked securities, loans, and other financial obligations or extensions of credit held by or due to us or on our overall financial condition or results of operations. It is not possible to predict the effect of any of these developments, and any future initiatives to regulate, reform or change the manner of administration of LIBOR could result in adverse consequences to the rate of interest payable and receivable on, market value of and market liquidity for LIBOR-based financial instruments.
Since the first quarter of 2022, a majority of our new investments are indexed to SOFR; however we have material contracts that are indexed to LIBOR. Certain contracts have an orderly market transition already in process; however, other contracts, including our credit facilities, will need to be renegotiated to replace LIBOR with an alternative reference rate. If we are unable to renegotiate our credit facilities, amounts drawn thereunder may bear interest at a higher rate which would increase the cost of our borrowings and, in turn, affect our results of operations. Following the replacement of LIBOR, some or all of our credit agreements may bear interest at a lower interest rate, which could have an adverse impact on the value and liquidity of our investment in these portfolio companies and, as a result on our results of operations.
In addition, the transition from LIBOR to SOFR, SONIA or other alternative reference rates may also introduce operational risks in our accounting, financial reporting, loan servicing, liability management and other aspects of our business.

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
Additionally, new regulatory initiatives related to ESG could adversely affect our business. The SEC has proposed rules that, among other matters, would establish a framework for reporting of climate-related risks. At this time, there is uncertainty regarding the scope of such proposals or when they would become effective (if at all). Compliance with any new laws or regulations increases our regulatory burden and could make compliance more difficult and expensive, affect the manner in which we or our portfolio companies conduct our businesses and adversely affect our profitability.
Risks Related to Our Adviser and Its Affiliates

Our Adviser and its affiliates, including our officers and some of our directors, may face conflicts of interest caused by compensation arrangements with us and our affiliates, which could result in increased risk-taking or speculative investments, or cause our Adviser to use substantial leverage.
Our Adviser and its affiliates will receive substantial fees from us in return for their services. These fees may include certain incentive fees based on the amount of appreciation of our investments and arrangement, structuring or similar fees from portfolio companies in which we invest. These fees could influence the advice provided to us or create an incentive for our Adviser to make investments on our behalf that are risky or more speculative than would be the case in the absence of such incentive fees. Generally, the more equity we sell in public offerings and the greater the risk assumed by us with respect to our investments, including through the use of leverage, the greater the potential for growth in our assets and profits, and, correlatively, the fees payable by us to our Adviser. The way in which the incentive fee is determined may encourage our Adviser to use leverage to increase the leveraged return on our investment portfolio.
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
Blue Owl is not prohibited from raising money for and managing future investment entities, in addition to the Blue Owl Clients, that make the same or similar types of investments as those we target. As a result, the time and resources that our Adviser devotes to us may be diverted, and during times of intense activity in other investment programs they may devote less time and resources to our business than is necessary or appropriate. In addition, we may compete with any such investment entity also managed by our Adviser or its affiliates for the same investors and investment opportunities. Furthermore, certain members of the investment committee or our affiliates are officers of Blue Owl and will devote a portion of their time to the operations of Blue Owl, including with respect to public company compliance, investor relations and other matters that did not apply to Owl Rock prior to the formation of Blue Owl.
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

Our Adviser or its affiliates may have incentives to favor their respective other accounts and clients and/or Blue Owl over us, which may result in conflicts of interest that could be harmful to us.
Because our Adviser and its affiliates manage assets for, or may in the future manage assets for, other investment companies, pooled investment vehicles and/or other accounts (including institutional clients, pension plans, co-invest vehicles and certain high net worth individuals), including the Blue Owl Clients, and we may compete for capital and investment opportunities with these entities, certain conflicts of interest are present. These include conflicts of interest relating to the allocation of investment opportunities by our Adviser and its affiliates; compensation to our Adviser; services that may be provided by our Adviser and its affiliates to issuers in which we may invest; investments by us and other clients of our Adviser, subject to the limitations of the 1940 Act; the formation of additional investment funds managed by our Adviser; differing recommendations given by our Adviser to us versus other clients; our Adviser’s use of information gained from issuers in our portfolio for investments by other clients, subject to applicable law; restrictions on our Adviser’s use of “inside information” with respect to potential investments by us; the allocation of certain expenses; and cross transactions.
For instance, our Adviser and its affiliates may receive asset management performance-based, or other fees from certain accounts that are higher than the fees received by our Adviser from us. In addition, certain members of the Investment Committee and other executives and employees of our Adviser or its affiliates will hold and receive interest in Blue Owl and its affiliates, in addition to cash and carried interest compensation. In these instances, a portfolio manager for our Adviser may have an incentive to favor the higher fee and/or performance-based fee accounts over us and/or to favor Blue Owl. In addition, a conflict of interest exists to the extent our Adviser, its affiliates, or any of their respective executives, portfolio managers or employees have proprietary or personal investments in other investment companies or accounts or when certain other investment companies or accounts are investment options in our Adviser’s or its affiliates’ employee benefit plans or employee offerings. In these circumstances, personnel of our Adviser may have incentive to favor these other investment companies or accounts over us.
Because our Adviser may have incentive to favor other Blue Owl Clients and we may compete for investments with Blue Owl Clients, our Adviser and its affiliates are subject to certain conflicts of interest in evaluating the suitability of investment opportunities and making or recommending investments on our behalf. To mitigate these conflicts, the Owl Rock Advisers will seek to execute such transactions for all of the participating investment accounts, including us, on a fair and equitable basis and in accordance with the Owl Rock Advisers’ investment allocation policy, taking into account such factors as the relative amounts of capital available for new investments; cash on hand; existing commitments and reserves; the investment programs and portfolio positions of the participating investment accounts, including portfolio construction, diversification and concentration considerations; the investment objectives, guidelines and strategies of each client; the clients for which participation is appropriate’ each client’s life cycle; targeted leverage level; targeted asset mix and any other factors deemed appropriate.
Actions taken by our Adviser and its affiliates on behalf of the Blue Owl Clients as a result of any conflict of interest may be adverse to us, which could harm our performance. For example, we may invest in the same credit obligations as other Blue Owl Clients, although, to the extent permitted under the 1940 Act, our investments may include different obligations or levels of the capital structure of the same issuer. Decisions made with respect to the securities held by one of the Blue Owl Clients may cause (or have the potential to cause) harm to the different class of securities of the issuer held by other Blue Owl Clients (including us). While the Owl Rock Advisers and their affiliates have developed general guidelines regarding when two or more funds can invest in different parts of the same company’s capital structure and created a process that they employ to handle those conflicts when they arise, their decision to permit the investments to occur in the first instance or their judgment on how to mitigate the conflict could be challenged or deemed insufficient. If the Owl Rock Advisers and their affiliates fail to appropriately address those conflicts, it could negatively impact their reputation and ability to raise additional funds and the willingness of counterparties to do business with them or result in potential litigation against them.
From time to time, fees and expenses generated in connection with potential portfolio investments that are not consummated may be allocable to us and one or more Blue Owl Clients. These expenses will be allocated in a manner that is fair and equitable over time and in accordance with policies adopted by the Owl Rock Advisers and the Investment Advisory Agreement; however, the method for allocation expenses may vary depending on the nature of the expense and such determinations involve inherent discretion.
In addition, from time to time, our Adviser could cause us to purchase a security or other investment from, or sell a security or other investment to, another Blue Owl Client. Such cross transaction would be in accordance with applicable regulations and our and our Adviser’s valuation and cross-trades policies; however, such cross transactions could give rise to additional conflicts of interest.
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
We are prohibited under the 1940 Act from participating in certain transactions with certain of our affiliates without the prior approval of a majority of our independent directors and, in some cases, the SEC. Any person that owns, directly or indirectly, 5% or more of our outstanding voting securities will be our affiliate for purposes of the 1940 Act, and we will generally be prohibited from buying or selling any securities from or to such affiliate on a principal basis, absent the prior approval of our Board and, in some cases, the SEC. The 1940 Act also prohibits certain “joint” transactions with certain of our affiliates, including other funds or clients advised by our Adviser or its affiliates, which in certain circumstances could include investments in the same portfolio company (whether at the same or different times to the extent the transaction involves a joint investment), without prior approval of our Board and, in some cases, the SEC. If a person acquires more than 25% of our voting securities, we will be prohibited from buying or selling any security from or to such person or certain of that person’s affiliates, or entering into prohibited joint transactions with such persons, absent the prior approval of the SEC. Similar restrictions limit our ability to transact business with our officers or directors or their affiliates or anyone who is under common control with us. The SEC has interpreted the BDC regulations governing transactions with affiliates to prohibit certain joint transactions involving entities that share a common investment adviser. As a result of these restrictions, we may be prohibited from buying or selling any security from or to any portfolio company that is controlled by a fund managed by either of our Adviser or its affiliates without the prior approval of the SEC, which may limit the scope of investment or disposition opportunities that would otherwise be available to us.
On February 7, 2017, our Adviser and certain of our affiliates received an order for exemptive relief (the “Order”) from the SEC to permit us to co-invest with other funds managed by our Adviser or its affiliates in a manner consistent with our investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors. Pursuant to the Order, we generally are permitted to co-invest with certain of our affiliates if a “required majority” (as defined in Section 57(o) of the 1940 Act) of our independent directors make certain conclusions in connection with a co-investment transaction, including that (1) the terms of the transaction, including the consideration to be paid, are reasonable and fair to us and our shareholders and do not involve overreaching by us or our shareholders on the part of any person concerned, (2) the transaction is consistent with the interests of our shareholders and is consistent with our investment objective and strategies, (3) the investment by our affiliates would not disadvantage us, and our participation would not be on a basis different from or less advantageous than that on which our affiliates are investing, and (4) the proposed investment by us would not benefit our Adviser or its affiliates or any affiliated person of any of them (other than the parties to the transaction), except to the extent permitted by the Order and applicable law, including the limitations set forth in Section 57(k) of the 1940 Act. In addition, we have received an amendment to our Order to permit us to participate in follow-on investments in our existing portfolio companies with certain affiliates that are private funds, if such private funds did not have an investment in such existing portfolio company.
In situations when co-investment with our Adviser’s or its affiliates’ other clients is not permitted under the 1940 Act and related rules, existing or future staff guidance, or the terms and conditions of the exemptive relief granted to us by the SEC, our Adviser will need to decide which client or clients will proceed with the investment. Generally, we will not be entitled to make a co-investment in these circumstances and, to the extent that another client elects to proceed with the investment, we will not be permitted to participate. Moreover, except in certain circumstances, we will not invest in any issuer in which an affiliate’s other client holds a controlling interest.
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
Our Adviser has not assumed any responsibility to us other than to render the services described in the Investment Advisory Agreement (and, separately, under the Administration Agreement), and it will not be responsible for any action of our Board in declining to follow our Adviser’s advice or recommendations. Pursuant to the Investment Advisory Agreement, our Adviser and its directors, officers, shareholders, members, agents, employees, controlling persons, and any other person or entity affiliated with, or acting on behalf of our Adviser will not be liable to us for their acts under the Investment Advisory Agreement, absent willful malfeasance, bad faith or gross negligence in the performance of their duties. We have also agreed to indemnify, defend and protect our Adviser and its directors, officers, shareholders, members, agents, employees, controlling persons and any other person or entity affiliated with, or acting on behalf of our Adviser with respect to all damages, liabilities, costs and expenses resulting from acts of our Adviser not arising out of willful misfeasance, bad faith or gross negligence in the performance of their duties. However, in accordance with Section 17(i) of the 1940 Act, neither our Adviser nor any of its affiliates, directors, officers, members, employees, agents, or representatives may be protected against any liability to us or our investors to which it would otherwise be subject by reason of willful malfeasance, bad faith, gross negligence or reckless disregard of the duties involved in the conduct of its office. These protections may lead our Adviser to act in a riskier manner when acting on our behalf than it would when acting for its own account.
There are risks associated with any potential merger with or purchase of assets of another fund.
Our Adviser may in the future recommend to our Board that we merge with or acquire all or substantially all of the assets of one or more funds including a fund that could be managed by our Adviser or its affiliates (including another BDC). We do not expect that our Adviser would recommend any such merger or asset purchase unless it determines that it would be in our best interests, with such determination dependent on factors it deems relevant, which may include our historical and projected financial performance and that of any proposed merger partner, portfolio composition, potential synergies from the merger or asset sale, available alternative options and market conditions. In addition, no such merger or asset purchase would be consummated absent the meeting of various conditions required by applicable law or contract, at such time, which may include approval of the board of directors and common equity holders of both funds. If our Adviser is the investment adviser of both funds, various conflicts of interest would exist with respect to any such transaction. Such conflicts of interest may potentially arise from, among other things, differences between the compensation payable to our Adviser by us and by the entity resulting from such a merger or asset purchase or efficiencies or other benefits to our Adviser as a result of managing a single, larger fund instead of two separate funds.
Our Adviser’s failure to comply with pay-to-play laws, regulations and policies could have an adverse effect on our Adviser, and thus, us.
A number of U.S. states and municipal pension plans have adopted so-called “pay-to-play” laws, regulations or policies which prohibit, restrict or require disclosure of payments to (and/or certain contacts with) state officials by individuals and entities seeking to do business with state entities, including those seeking investments by public retirement funds. The SEC has adopted a rule that, among other things, prohibits an investment adviser from providing advisory services for compensation to a government client for two years after the adviser or certain of its executives or employees makes a contribution to certain elected officials or candidates. If our Adviser, any of its employees or affiliates or any service provider acting on its behalf, fails to comply with such laws, regulations or policies, such non-compliance could have an adverse effect on our Adviser, and thus, us.

Our Adviser’s inability to attract, retain and develop human capital in a highly competitive talent market could have an adverse effect on our Adviser, and thus us.
The success of our business will continue to depend upon our Adviser attracting, developing and retaining human capital. Competition for qualified, motivated, and highly-skilled executives, professionals and other key personnel in asset management firms is significant. Turnover and associated costs of rehiring, the loss of human capital through attrition, death, or disability and the reduced ability to attract talent could impair our Adviser’s ability to maintain its standards of excellence and have an adverse effect on us.

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
If we do not remain a BDC, we might be regulated as a closed-end investment company under the 1940 Act, which would subject us to substantially more regulatory restrictions, including a greater required asset coverage ratio and additional restrictions on transactions with affiliates, and correspondingly decrease our operating flexibility.
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

Equity Investments. When we invest in first-lien debt, second-lien debt or mezzanine debt, we may acquire equity securities, such as warrants, options and convertible instruments, as well. In addition, we may invest directly in the equity securities of portfolio companies. We may structure such equity investments to include provisions protecting our rights as a minority-interest holder, as well as a “put,” or right to sell such securities back to the issuer, upon the occurrence of specified events. In many cases, we may also seek to obtain registration rights in connection with these equity interests, which may include demand and “piggyback” registration rights, which grants us the right to register our equity interest when either the portfolio company or another investor in the portfolio company files a registration statement with the SEC to issue securities. We seek to dispose of these equity interests and realize gains upon our disposition of these interests. However, the equity interests we receive may not appreciate in value and, in fact, may decline in value. Accordingly, we may not be able to realize gains from our equity interests, and any gains that we do realize on the disposition of any equity interests may not be sufficient to offset any other losses we experience.
We may invest through joint ventures, partnerships or other special purpose vehicles and our investments through these vehicles may entail greater risks, or risks that we otherwise would not incur, if we otherwise made such investments directly.
We may make indirect investments in portfolio companies through joint ventures, partnerships or other special purpose vehicles (“Investment Vehicles”), including ORCC Senior Loan Fund LLC (formerly known as Sebago Lake LLC). See “ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS —Specialty Financing Portfolio Companies." In general, the risks associated with indirect investments in portfolio companies through a joint venture, partnership or other special purpose vehicle are similar to those associated with a direct investment in a portfolio company. While we intend to analyze the credit and business of a potential portfolio company in determining whether to make an investment in an Investment Vehicle, we will nonetheless be exposed to the creditworthiness of the Investment Vehicle. In the event of a bankruptcy proceeding against the portfolio company, the assets of the portfolio company may be used to satisfy its obligations prior to the satisfaction of our investment in the Investment Vehicle (i.e., our investment in the Investment Vehicle could be structurally subordinated to the other obligations of the portfolio company). In addition, if we are not the sole investor in an Investment Vehicle, we may be required to rely on our partners in the Investment Vehicle when making decisions regarding such Investment Vehicle’s investments, accordingly, the value of the investment could be adversely affected if our interests diverge from those of our partners in the Investment Vehicle.

Any strategic investments that we pursue are subject to risks and uncertainties.
We have pursued and may continue to pursue growth through strategic investments in new businesses. Completion and timing of any such strategic investments may be subject to a number of contingencies, including the uncertainty in reaching a commercial agreement with our counterparty, our ability to obtain required board, shareholder and regulatory approvals, as well as any required financing (or the risk that these are obtained subject to terms and conditions that are not anticipated). The announcement or consummation of any transaction also may adversely impact our business relationships or engender competitive responses.
In addition, the proposal and negotiation of strategic investments, whether or not completed, as well as the integration of those businesses into our existing portfolio, could result in substantial expenses and the diversion of our Adviser’s time, attention and resources from our day-to-day operations.
Our ability to manage our growth through strategic investments will depend, in part, on our success in addressing these risks. Any failure to effectively implement our acquisition or strategic investment strategies could have a material adverse effect on our business, financial condition or results of operations.
To the extent we invest in publicly traded companies, we may be unable to obtain financial covenants and other contractual rights, which subjects us to additional risks.
If we invest in instruments issued by publicly-held companies, we may be subject to risks that differ in type or degree from those involved with investments in privately-held companies. Such risks include, without limitation, greater volatility in the valuation of such companies, increased obligations to disclose information regarding such companies, limitations on our ability to dispose of such instruments at certain times, increased likelihood of shareholder litigation against such companies’ board members and increased costs associated with each of the aforementioned risks. In addition, to the extent we invest in publicly traded debt instruments, we may not be able to obtain financial covenants or other contractual rights that we might otherwise be able to obtain when making privately-negotiated investments. We may not have the same access to information in connection with investments in public debt instruments that we would expect to have in connection with privately-negotiated investments. If we or our Adviser were deemed to have material, nonpublic information regarding the issuer of a publicly traded instrument in which we have invested, we may be limited in our ability to make new investments or sell existing investments in such issuer.
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
Downgrades by rating agencies of broadly syndicated loans could adversely impact our financial performance.
Ratings agencies have recently undergone reviews of broadly syndicated loans in light of the COVID-19 pandemic’s adverse impact on the economic market. Such reviews have, in some cases, resulted in downgrades of broadly syndicated loans. To the extent we invest in broadly syndicated loans, such downgrades could adversely impact our financial performance. The full extent of downgrades by ratings agencies of broadly syndicated loans is currently unknown, thereby resulting in a high degree of uncertainty.
We may be subject to risks associated with our investments in bank loans.
We intend to invest in bank loans and participations. These obligations are subject to unique risks, including:
•the possible invalidation of an investment transaction as a fraudulent conveyance under relevant creditors’ rights laws,
•so-called lender-liability claims by the issuer of the obligations,
•environmental liabilities that may arise with respect to collateral securing the obligations, and
•limitations on our ability to directly enforce its rights with respect to participations.
In addition, the illiquidity of bank loans may make it difficult for us to sell such investments to access capital if required. As a result, we could realize significantly less than the value at which we have recorded our investments if we were required to sell them for liquidity purposes. Compared to securities and to certain other types of financial assets, purchases and sales of loans take relatively longer to settle. This extended settlement process can (i) increase the counterparty credit risk borne by us; (ii) leave us unable to timely vote, or otherwise act with respect to, loans it has agreed to purchase; (iii) delay us from realizing the proceeds of a sale of a loan; (iv) inhibit our ability to re-sell a loan that it has agreed to purchase if conditions change (leaving us more exposed to price fluctuations); (v) prevent us from timely collecting principal and interest payments; and (vi) expose us to adverse tax or regulatory consequences. To the extent the extended loan settlement process gives rise to short-term liquidity needs, we may hold cash, sell investments or temporarily borrow from banks or other lenders.
In purchasing participations, we generally will have no right to enforce compliance by the borrower with the terms of the loan agreement, nor any rights of set-off against the borrower, and we may not directly benefit from the collateral supporting the debt obligation in which we have purchased the participation. As a result, we will assume the credit risk of both the borrower and the institution selling the participation.
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
We have invested in and may continue to invest in equity-related securities, including common equity, warrants, preferred stock and convertible preferred securities. These equity interests we acquire may not appreciate in value and, in fact, may decline in value if the company fails to perform financially or achieve its growth objectives. We will generally have little, if any, control over the timing of any gains we may realize from our equity investments since these securities may have restrictions on their transfer or may not have an active trading market.
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
Although we expect to receive current income in the form of dividend payments on any convertible preferred equity investments, a substantial portion of the gains we expect to receive from our investments in such securities will likely be from the capital gains generated from the sale of our equity investments upon conversion of our convertible securities, the timing of which we cannot predict and we cannot guarantee that such sale will happen at all. We do not expect to generate capital gains from the sale of our portfolio investments on a level or uniform basis from quarter to quarter. In addition, any convertible preferred stock instruments will generally provide for conversion upon the portfolio companies’ achievement of certain milestone events, including a qualified public offering and/or a senior exchange listing for their common stock. However, there can be no assurance that our portfolio companies will obtain either a junior or senior exchange listing or, even if a listing is obtained, that an active trading market will ever develop in the common stock of our publicly traded portfolio companies. In addition, even if our portfolio companies obtain an exchange listing, we may be subject to lock-up provisions that prohibit us from selling our investments into the public market for specified periods of time after such listing. As a result, the market price of securities that we hold may decline substantially before we are able to sell these securities following an exchange listing.
Accordingly, we may not be able to realize gains from our equity interests, and any gains that we do realize on the disposition of any equity interests may not be sufficient to offset any other losses we experience. Furthermore, due to the expected growth of our portfolio companies, we do not generally expect to receive dividend income from our common stock investments. In the case of cumulative preferred stock, there is no assurance that any dividends will ever be paid by a portfolio company. Dividends to any equity holders may be suspended or cancelled at any time.
Investments in equity securities can carry additional risks and may have other characteristics that require investments to be made indirectly through blocker entities or otherwise. In addition, if an issuer of equity securities in which we have invested sells additional shares of its equity securities, our interest in the issuer may be diluted and the value of our investment could decrease. For the foregoing reasons, investments in equity securities can be highly speculative and carry a substantial risk of loss of investment.
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
Our investments may include OID and PIK instruments. To the extent OID and PIK constitute a portion of our income, we will be exposed to risks associated with such income being required to be included in income for financial reporting purposes in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) and taxable income prior to receipt of cash, including the following:
•Original issue discount instruments may have unreliable valuations because the accruals require judgments about collectability or deferred payments and the value of any associated collateral;
•Original issue discount instruments may create heightened credit risks because the inducement to the borrower to accept higher interest rates in exchange for the deferral of cash payments typically represents, to some extent, speculation on the part of the borrower;
•For U.S. GAAP purposes, cash distributions to shareholders that include a component of OID income do not come from paid-in capital, although they may be paid from the offering proceeds. Thus, although a distribution of OID income may come from the cash invested by the shareholders, the 1940 Act does not require that shareholders be given notice of this fact;
•The presence of OID and PIK creates the risk of non-refundable cash payments to our Adviser in the form of incentive fees on income based on non-cash OID and PIK accruals that may never be realized; and
•In the case of PIK, “toggle” debt, which gives the issuer the option to defer an interest payment in exchange for an increased interest rate in the future, the PIK election has the simultaneous effect of increasing the investment income, thus increasing the potential for realizing incentive fees.
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
Many of our debt investments are based on floating interest rates, such as LIBOR, SOFR, SONIA, the Euro Interbank Offered Rate (“EURIBOR”), the Federal Funds Rate or the Prime Rate, that reset on a periodic basis, and that many of our investments will be subject to interest rate floors. A reduction in the interest rates on new investments relative to interest rates on current investments could have an adverse impact on our net investment income, which also could be negatively impacted by our borrowers making prepayments on their loans. On the other hand, an increase in interest rates could increase the interest repayment obligations of our borrowers and result in challenges to their financial performance and ability to repay their obligations. In addition, our cost of funds likely will increase because the interest rates on the majority of amounts we may borrow are likely to be floating, which could reduce our net investment income to the extent any debt investments have fixed interest rates, and the interest rate on investments with an interest rate floor will not increase until interest rates exceed the applicable floor.
Trading prices for debt that pays a fixed rate of return tend to fall as interest rates rise. Trading prices tend to fluctuate more for fixed-rate securities that have longer maturities. Moreover, an increase in interest rates available to investors could make investment in our common stock less attractive if we are not able to increase our dividend rate, which could reduce the value of our common stock. U.S. Federal Reserve policy, including with respect to certain interest rates and the decision to end its quantitative easing policy, may also adversely affect the value, volatility and liquidity of dividend- and interest-paying securities. In an effort to combat inflation the Federal Reserve has increased the federal funds rate in 2022 and is widely expected to further increase the federal funds rate in 2023. Market volatility, rising interest rates, uncertainty around interest rates and/or a return to unfavorable economic conditions could adversely affect our business.
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
To the extent that we make floating rate debt investments, a rise in the general level of interest rates would lead to higher interest rates applicable to our debt investments. Accordingly, an increase in interest rates may result in an increase in the amount of the Incentive Fee payable to our Adviser.
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
We may make investments in portfolio companies that are domiciled outside of the United States. Pursuant to our investment policies, we will not invest more than 20% of our total assets in companies whose principal place of business is outside the United States. Our investments in foreign portfolio companies are deemed “non-qualifying assets,” which means that, as required by the 1940 Act, such investments, along with other investments in non-qualifying assets, may not constitute more than 30% of our total assets at the time of our acquisition of any such asset, after giving effect to the acquisition. Notwithstanding the limitation on our ownership of foreign portfolio companies, such investments subject us to many of the same risks as our domestic investments, as well as certain additional risks, including the following:
•foreign governmental laws, rules and policies, including those relating to taxation and bankruptcy and restricting the ownership of assets in the foreign country or the repatriation of profits from the foreign country to the United States and any adverse changes in these laws;

•foreign currency devaluations that reduce the value of and returns on our foreign investments;
•adverse changes in the availability, cost and terms of investments due to the varying economic policies of a foreign country in which we invest;
•adverse changes in tax rates, the tax treatment of transaction structures and other changes in operating expenses of a particular foreign country in which we invest;
•the assessment of foreign-country taxes (including withholding taxes, transfer taxes and value added taxes, any or all of which could be significant) on income or gains from our investments in the foreign country;
•changes that adversely affect the social, political and/or economic stability of a foreign country in which we invest;
•high inflation in the foreign countries in which we invest, which could increase the costs to us of investing in those countries;
•deflationary periods in the foreign countries in which we invest, which could reduce demand for our assets in those countries and diminish the value of such investments and the related investment returns to us; and
•legal and logistical barriers in the foreign countries in which we invest that materially and adversely limit our ability to enforce our contractual rights with respect to those investments.
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
The success of our hedging strategy will depend on our ability to correctly identify appropriate exposures for hedging. In connection with the 2024 Notes and the 2027 Notes, which bear interest at fixed rates, we entered into interest rate swaps to continue to align the interest rates of our liabilities with our investment portfolio, which consists of predominately floating rate loans. However, unanticipated changes in currency exchange rates or other exposures that we might hedge may result in poorer overall investment performance than if we had not engaged in any such hedging transactions. In addition, the degree of correlation between price movements of the instruments used in a hedging strategy and price movements in the portfolio positions being hedged may vary, as may the time period in which the hedge is effective relative to the time period of the related exposure. Also, where a put or call option on a particular security is purchased to hedge against price movements in a related security, the price of the put or call option may move more or less than the price of the related security. If restrictions on exercise were imposed, we might be unable to exercise an option we had purchased. If we were unable to close out an option that we had purchased on a security, it would have to exercise the option in order to realize any profit or the option may expire worthless.
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
The Dodd-Frank Act and the CFTC enacted and the SEC has issued rules to implement broad new regulatory and structural requirements applicable to OTC derivatives markets and, to a lesser extent, listed commodity futures (and futures options) markets. Similar changes are in the process of being implemented in other major financial markets.
The CFTC and the SEC have issued final rules establishing that certain swap transactions are subject to CFTC regulation. Engaging in such swap or other commodity interest transactions such as futures contracts or options on futures contracts may cause us to fall within the definition of “commodity pool” under the Commodity Exchange Act and related CFTC regulations. Our Adviser has claimed relief from CFTC registration and regulation as a commodity pool operator with respect to our operations, with the result that we are limited in our ability to use futures contracts or options on futures contracts or engage in swap transactions. Specifically, we are subject to strict limitations on using such derivatives other than for hedging purposes, whereby the use of derivatives not used solely for hedging purposes is generally limited to situations where (i) the aggregate initial margin and premiums required to establish such positions does not exceed five percent of the liquidation value of our portfolio, after taking into account unrealized profits and unrealized losses on any such contracts we have entered into; or (ii) the aggregate net notional value of such derivatives does not exceed 100% of the liquidation value of our portfolio.
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
In October 2020, the SEC adopted Rule 18f-4, which requires a BDC (or a registered investment company) that uses derivatives to, among other things, comply with a value-at-risk leverage limit, adopt a derivatives risk management program and implement certain testing and board reporting requirements. Rule 18f-4 exempts BDCs that qualify as “limited derivatives users” from the aforementioned requirements, provided that these BDCs adopt written policies and procedures that are reasonably designed to manage the BDC’s derivatives risks and comply with certain recordkeeping requirements. Under Rule 18f-4, a BDC may enter into an unfunded commitment agreement that is not a derivatives transaction, such as an agreement to provide financing to a portfolio company, if the BDC has, among other things, a reasonable belief, at the time it enters into such an agreement, that it will have sufficient cash and cash equivalents to meet its obligations with respect to all of its unfunded commitment agreements, in each case as it becomes due. Collectively, these requirements may limit our ability to use derivatives and/or enter into certain other financial contracts.
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
Beyond the asset diversification requirements associated with our qualification as a RIC for U.S. federal income tax purposes, we do not have fixed guidelines for diversification. While we are not targeting any specific industries, our investments may be focused on relatively few industries. As a result, the aggregate returns we realize may be significantly adversely affected if a small number of investments perform poorly or if we need to write down the value of any one investment. Additionally, a downturn in any particular industry in which we are invested could significantly affect our aggregate returns. Further, any industry in which we are meaningfully concentrated at any given time could be subject to significant risks that could adversely impact our aggregate returns. For example, as of December 31, 2022, our investments in internet software and services represented 13.3% of our portfolio at fair value. Our investments in internet software and services are subject to substantial risks, including, but not limited to, intense competition, changing technology, shifting user needs, frequent introductions of new products and services, competitors in different industries and ranging from large established companies to emerging startups, decreasing average selling prices of products and services resulting from rapid technological changes, cybersecurity risks and cyber incidents and various legal and regulatory risks. In addition, as of December 31, 2022, our investments in insurance represented 9.3% of our portfolio at fair value. The U.S. insurance industry is heavily regulated and our investments in insurance are subject to a variety of risks, including, but not limited to, additional or changing government regulations that could increase compliance and other costs of doing business, which may impact the business of such portfolio companies.
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
We invest primarily in privately held companies. Investments in private companies pose certain incremental risks as compared to investments in public companies including that they:
•have reduced access to the capital markets, resulting in diminished capital resources and ability to withstand financial distress;
•may have limited financial resources and may be unable to meet their obligations under their debt obligations that we hold, which may be accompanied by a deterioration in the value of any collateral and a reduction in the likelihood of our realizing any guarantees we may have obtained in connection with our investment;
•may have shorter operating histories, narrower product lines and smaller market shares than larger businesses, which tend to render them more vulnerable to competitors’ actions and changing market conditions, as well as general economic downturns;
•are more likely to depend on the management talents and efforts of a small group of persons and, therefore, the death, disability, resignation or termination of one or more of these persons could have a material adverse impact on the company and, in turn, on us; and
•generally have less predictable operating results, may from time to time be parties to litigation, may be engaged in rapidly changing businesses with products subject to a substantial risk of obsolescence, and may require substantial additional capital to support their operations, finance expansion or maintain their competitive position.
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
Finally, little public information generally exists about private companies and these companies may not have third-party credit ratings or audited financial statements. We must therefore rely on the ability of our Adviser to obtain adequate information through due diligence to evaluate the creditworthiness and potential returns from investing in these companies, and to monitor the activities and performance of these investments. To the extent that we (or other clients of our Adviser) may hold a larger number of investments, greater demands will be placed on our Adviser’s time, resources and personnel in monitoring such investments, which may result in less attention being paid to any individual investment and greater risk that our investment decisions may not be fully informed. Additionally, these companies and their financial information will not generally be subject to the Sarbanes-Oxley Act of 2002 and other rules that govern public companies. If we are unable to uncover all material information about these companies, we may not make a fully informed investment decision, and we may lose money on our investments.

Certain investment analyses and decisions by our Adviser may be required to be undertaken on an expedited basis.
Investment analyses and decisions by our Adviser may be required to be undertaken on an expedited basis to take advantage of certain investment opportunities. While we generally will not seek to make an investment until our Adviser has conducted sufficient due diligence to make a determination as to the acceptability of the credit quality of the investment and the underlying issuer, in such cases, the information available to our Adviser at the time of making an investment decision may be limited. Therefore, no assurance can be given that our Adviser will have knowledge of all circumstances that may adversely affect an investment. In addition, our Adviser may rely upon independent consultants and others in connection with its evaluation of proposed investments. No assurance can be given as to the accuracy or completeness of the information provided by such independent consultants and we may incur liability as a result of such consultants’ actions, many of whom we will have limited recourse against in the event of any such inaccuracies.
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

Under the terms of the loan sale agreements entered into in connection with our debt securitization transactions with respect to the CLOs (collectively, the “CLO Transactions”), we and one of ORCC Financing II, ORCC Financing III, or ORCC Financing IV sold and/or contributed to (i) the exempt company incorporated in the Cayman Islands with limited liability or (ii) the Delaware limited liability company, in connection with the particular CLO Transaction, as applicable (the "CLO Issuers"), all of the ownership interest in the portfolio loans and participations held by the CLO Issuers on the closing date for the CLO Transaction for the purchase price and other consideration set forth in such loan sale agreements. As a result of the CLO Transactions, we hold all of the preferred shares issued by the CLO Issuers (collectively, the “CLO Preferred Shares”), which comprise 100% of the equity interests (other than certain nominal interests held by a charitable trust for purposes of limiting the ability of the CLO Issuers to file for bankruptcy), in the CLO Issuers and each CLO Issuer in turn owns 100% of the equity of each Delaware limited liability company formed in connection with each CLO Transaction (the "CLO Co-Issuers"). As a result, we expect to consolidate the financial statements of the CLO Issuers in our consolidated financial statements. However, once sold or contributed to a CLO, the underlying loans and participation interests have been securitized and are no longer our direct investment, and the risk return profile has been altered. In general, rather than holding interests in the underlying loans and participation interests, the CLO Transactions resulted in us holding equity interests in the CLO Issuers, with the CLO Issuers holding the underlying loans. As a result, we are subject both to the risks and benefits associated with the equity interests of the CLO Issuers (i.e., the CLO Preferred Shares) and, indirectly, the risks and benefits associated with the underlying loans and participation interests held by the CLO Issuers. In addition, our ability to sell, amend or otherwise modify an underlying loan held by a CLO Issuer is subject to certain conditions and restrictions under the applicable CLO Transactions, which may prevent us from taking actions that we would take if we held such underlying loan directly.

The subordination of the CLO Preferred Shares will affect our right to payment.

The respective CLO Preferred Shares are subordinated to the notes issued and amounts borrowed by the CLO Issuers and CLO Co-Issuers, as applicable (collectively, the “CLO Debt”), respectively, and certain fees and expenses. If an overcollateralization test or an interest coverage test is not satisfied as of a determination date, the proceeds from the underlying loans otherwise payable to a CLO Issuer (which such CLO Issuer could have distributed with respect to the CLO Preferred Shares of such CLO Issuer) will be diverted to the payment of principal on the CLO Debt of such CLO Issuer. See “—The CLO Indentures require mandatory redemption of the respective CLO Debt for failure to satisfy coverage tests, which would reduce the amounts available for distribution to us.”

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

Under each CLO Indenture, as long as any CLO Debt of the applicable CLO Issuer is outstanding, the holders of the senior-most outstanding class of such CLO Debt will have the right to direct the trustee or the applicable CLO Issuer to take certain actions under the applicable CLO Indenture (and the CLO I Credit Agreement and the CLO VII Credit Agreements, in the case of CLO I), and CLO VII, as applicable, subject to certain conditions. For example, these holders will have the right, following an event of default, to direct certain actions and control certain decisions, including the right to accelerate the maturity of applicable CLO Debt and, under certain circumstances, the liquidation of the collateral. Remedies pursued by such holders upon an event of default could be adverse to our interests.

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

The first such test, the interest coverage test, compares the amount of interest proceeds received and, other than in the case of defaulted loans, scheduled to be received on the underlying loans held by each CLO Issuer to the amount of interest due and payable on the CLO Debt of such CLO Issuer and the amount of fees and expenses senior to the payment of such interest in the priority of distribution of interest proceeds. To satisfy this test interest received on the portfolio loans held by such CLO Issuer must equal at least 120% of the amount equal to the interest payable on the CLO Debt of such CLO Issuer in CLO I, CLO II, CLO III, CLO IV, CLO V and CLO VI, and at least 120% for Class A/B and 105% for Class C in CLO VII, plus the senior fees and expenses.

The second such test, the overcollateralization test, compares the adjusted collateral principal amount of the portfolio of underlying loans of each CLO Issuer to the aggregate outstanding principal amount of the CLO Debt of such CLO Issuer. To satisfy this second test at any time, this adjusted collateral principal amount for CLO I must equal at least 138.46% of the outstanding principal amount of the CLO I Debt, 138.50% for CLO II, 138.46% for CLO III, 138.46% for CLO IV, 138.46% for Class A/B and 121.85% for Class C for CLO V, 138.85% for CLO VI, and 138.85% for Class A/B and 136.41% for Class C for CLO VII. In this test, certain reductions are applied to the principal balance of underlying loans in connection with certain events, such as defaults or ratings downgrades to “CCC” levels or below with respect to the loans held by each CLO Issuer. These adjustments increase the likelihood that this test is not satisfied.

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
The effect of global climate change and climate-change related regulation and sustainability concerns could impact the operations of our portfolio companies and adversely affect our business.
Global climate change is widely considered to be a significant threat to the global economy. Our portfolio companies face risks associated with climate change, including physical risks such as an increased frequency of extreme weather events and rising seal level temperatures. For some of our portfolio companies, climate change may also impact their profitability and costs, as well as pose systemic risks for their businesses. For example, the needs of customers of energy companies vary with weather conditions, primarily temperature and humidity. To the extent weather conditions are affected by climate change, energy use could increase or decrease depending on the duration and magnitude of any changes. Increases in the cost of energy could adversely affect the cost of operations of our portfolio companies if the use of energy products or services is material to their business. A decrease in energy use due to weather changes may affect some of our portfolio companies’ financial condition through, for example, decreased revenues. Extreme weather conditions in general require more system backup, adding to costs, and can contribute to increased system stresses, including service interruptions.
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
The market value and liquidity, if any, of the market for shares of our common stock may be significantly affected by numerous factors, some of which are beyond our control and may not be directly related to our operating performance. These factors include:
•changes in the value of our portfolio of investments and derivative instruments as a result of changes in market factors, such as interest rate shifts, and also portfolio specific performance, such as portfolio company defaults, among other reasons;
•changes in regulatory policies or tax guidelines, particularly with respect to RICs or BDCs;
•loss of RIC tax treatment or BDC status;
•distributions that exceed our net investment income and net income as reported according to U.S. GAAP;
•changes in earnings or variations in operating results;
•changes in accounting guidelines governing valuation of our investments;
•any shortfall in revenue or net income or any increase in losses from levels expected by investors;
•departure of our Adviser or certain of its key personnel;
•general economic trends and other external factors; and
•loss of a major funding source
The amount of any distributions we may make on our common stock is uncertain. We may not be able to pay distributions to shareholders, or be able to sustain distributions at any particular level, and our distributions per share, if any, may not grow over time, and our distributions per share may be reduced. We have not established any limits on the extent to which we may use borrowings, if any, and we may use sources other than cash flows from operations to fund distributions (which may reduce the amount of capital we ultimately invest in portfolio companies).
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
Our stock repurchase program could affect the price of our common stock and increase volatility and may be suspended or terminated at any time, which may result in a decrease in the trading price of our common stock.
Our Board has approved a share repurchase program for us to repurchase shares of our common stock. On November 1, 2022, our Board approved a repurchase program (the “Repurchase Program”) under which we may repurchase up to $150 million of our outstanding common stock. Under the Repurchase Program, purchases may be made at management’s discretion from time to time in open-market transactions, in accordance with all applicable securities laws and regulations. Unless extended by our Board, the Repurchase Program will terminate on the May 2, 2024.
The Repurchase Program is discretionary and whether purchases will be made under the Repurchase Program and how much will be purchased at any time is uncertain, dependent on prevailing market prices and trading volumes, all of which we cannot predict. These activities may have the effect of maintaining the market price of our common stock or retarding a decline in the market price of the common stock, and, as a result, the price of our common stock may be higher than the price that otherwise might exist in the open market. Repurchases pursuant to the Repurchase Program could affect the price of our common stock and increase its volatility. The existence of the Repurchase Program could also cause the price of our common stock to be higher than it would be in the absence of such a plan and could potentially reduce the market liquidity for our common stock. There can be no assurance that any stock repurchases will enhance stockholder value because the market price of our common stock may decline below the levels at which we repurchased such shares. Any failure to repurchase shares after we have announced our intention to do so may negatively impact our reputation and investor confidence in us and may negatively impact our stock price. Although the Repurchase Program is intended to enhance long-term stockholder value, short-term stock price fluctuations could reduce the Repurchase Program’s effectiveness.
Preferred stock could be issued with rights and preferences that would adversely affect holders of our common stock.
Under the terms of our charter, our Board is authorized to issue shares of preferred stock in one or more series without shareholder approval, which could potentially adversely affect the interests of existing shareholders. In particular, holders of preferred stock are required to have certain voting rights when there are unpaid dividends and priority over other classes of securities as to distribution of assets or payment of dividends.
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
Legislative or other actions relating to taxes could have a negative effect on us. The laws pertaining to U.S. federal income taxation are constantly under review by persons involved in the legislative process and by the IRS and the U.S. Treasury Department. The Biden administration has enacted significant changes to the existing U.S. tax laws, and there are a number of proposals in Congress that would similarly modify the existing U.S. tax rules. The likelihood of any such legislation being enacted is uncertain. New legislation and any U.S. Treasury regulations, administrative interpretations or court decisions interpreting such legislation could have adverse tax consequences, such as significantly and negatively affecting our ability to qualify for tax treatment as a RIC or negatively affecting the U.S. federal income tax consequences applicable to us and our investors as a result of such qualification. Shareholders are urged to consult with their tax advisor regarding tax legislative, regulatory, or administrative developments and proposals and their potential effect on an investment in our common stock.
We will be subject to U.S. federal income tax at corporate rates if we are unable to maintain our tax treatment as a RIC under Subchapter M of the Code or if we make investments through taxable subsidiaries.
To maintain RIC tax treatment under the Code, we must meet the following minimum annual distribution, income source and asset diversification requirements. See “ITEM 1. BUSINESS — Certain U.S. Federal Income Tax Considerations.”
The Annual Distribution Requirement for a RIC generally will be satisfied if we distribute to our shareholders on an annual basis at least 90% of our “investment company taxable income,” which is generally our net ordinary income plus the excess, if any, of realized net short term capital gains over realized net long term capital losses. In addition, a RIC may, in certain cases, satisfy the Annual Distribution Requirement by distributing dividends relating to a taxable year after the close of such taxable year under the “spillback dividend” provisions of Subchapter M. We would be taxed, at regular corporate rates, on retained income and/or gains, including any short term capital gains or long term capital gains. We also must make distributions to satisfy an additional Excise Tax Avoidance Requirement in order to avoid a 4% excise tax on certain undistributed income. Because we may use debt financing, we are subject to (i) an asset coverage ratio requirement under the 1940 Act and may, in the future, be subject to (ii) certain financial covenants under loan and credit agreements that could, under certain circumstances, restrict us from making distributions necessary to satisfy the distribution requirements. If we are unable to obtain cash from other sources, or choose or are required to retain a portion of our taxable income or gains, we could (1) be required to pay excise taxes and (2) fail to qualify for RIC tax treatment, and thus become subject to corporate level income tax on our taxable income (including gains).
The income source requirement will be satisfied if we obtain at least 90% of our annual income from dividends, interest, payments with respect to loans of certain securities, gains from the sale of stock or other securities or foreign currencies, net income from certain "qualified publicly traded partnerships," or other income derived from the business of investing in stock or securities.

The asset diversification requirement will be satisfied if we meet certain asset diversification requirements at the end of each quarter of our taxable year. Specifically, at least 50% of the value of our assets must consist of cash, cash equivalents (including receivables), U.S. government securities, securities of other RICs, and other acceptable securities if such securities of any one issuer do not represent more than 5% of the value of our assets or more than 10% of the outstanding voting securities of the issuer; and no more than 25% of the value of our assets can be invested in (i) the securities, other than U.S. government securities or securities of other RICs, of one issuer, (ii) the securities, other than the securities of other RICs of two or more issuers that are controlled, as determined under applicable Code rules, by us and that are engaged in the same or similar or related trades or businesses, or (iii) the securities of certain “qualified publicly traded partnerships.” Failure to meet these requirements may result in our having to dispose of certain investments quickly in order to prevent the loss of RIC status. Because most of our investments will be in private companies, and therefore will be relatively illiquid, any such dispositions could be made at disadvantageous prices and could result in substantial losses.
If we fail to qualify for or maintain RIC tax treatment for any reason and are subject to U.S. federal income tax at corporate rates, the resulting taxes could substantially reduce our net assets, the amount of income available for distribution, and the amount of our distributions.
We may invest in certain debt and equity investments through taxable subsidiaries and the net taxable income of these taxable subsidiaries will be subject to U.S. federal and state corporate income taxes. We may invest in certain foreign debt and equity investments, which could be subject to foreign taxes (such as income tax, withholding, and value added taxes).
We may have difficulty paying our required distributions if we recognize income before or without receiving cash representing such income.
For U.S. federal income tax purposes, we may be required to recognize taxable income in circumstances in which we do not receive a corresponding payment in cash. For example, since we will likely hold debt obligations that are treated under applicable tax rules as having OID (such as debt instruments with PIK, secondary market purchases of debt securities at a discount to par, interest or, in certain cases, increasing interest rates or debt instruments that were issued with warrants), we must include in income each year a portion of the OID that accrues over the life of the obligation, regardless of whether cash representing such income is received by us in the same taxable year. We may also have to include in income other amounts that we have not yet received in cash, such as unrealized appreciation for foreign currency forward contracts and deferred loan origination fees that are paid after origination of the loan or are paid in non-cash compensation such as warrants or stock. Furthermore, we may invest in non-U.S. corporations (or other non-U.S. entities treated as corporations for U.S. federal income tax purposes) that could be treated under the Code and U.S. Treasury regulations as “passive foreign investment companies” and/or “controlled foreign corporations.” The rules relating to investment in these types of non-U.S. entities are designed to limit deferral and generally require the current inclusion of income derived by the entity. In certain circumstances, this could require us to recognize income where we do not receive a corresponding payment in cash.
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
We anticipate that a portion of our income may constitute OID or other income required to be included in taxable income prior to receipt of cash. Further, we may elect to amortize market discounts with respect to debt securities acquired in the secondary market and include such amounts in our taxable income in the current year, instead of upon disposition, as an election not to do so would limit our ability to deduct interest expenses for tax purposes. Because any OID or other amounts accrued will be included in our investment company taxable income for the year of the accrual, we may be required to make a distribution to our shareholders in order to satisfy the Annual Distribution Requirement, even if we will not have received any corresponding cash amount. As a result, we may have difficulty meeting the Annual Distribution Requirement necessary to maintain RIC tax treatment under the Code. We may have to sell some of our investments at times and/or at prices we would not consider advantageous, raise additional debt or equity capital, make a partial share distribution, or forgo new investment opportunities for this purpose. If we are not able to obtain cash from other sources, and choose not to make a qualifying share distribution, we may fail to qualify for RIC tax treatment and thus become subject to U.S. federal income tax.
General Risk Factors
Changes in laws or regulations governing our operations may adversely affect our business or cause us to alter our business strategy.
We and our portfolio companies are subject to regulation by laws at the local, state, and federal levels. These laws and regulations, as well as their interpretation, could change from time to time, including as the result of interpretive guidance or other directives from the U.S. President and others in the executive branch, and new laws, regulations and interpretations could also come into effect. For example, on August 16, 2022, the Biden administration enacted the Inflation Reduction Act of 2022, which modifies key aspects of the Code, including by creating an alternative minimum tax on certain large corporations and an excise tax on stock repurchases by certain corporations. We are currently assessing the potential impact of these legislative changes. Any new or changed laws or regulations could have a material adverse effect on our business, and political uncertainty could increase regulatory uncertainty in the near term.
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

Heightened scrutiny of the financial services industry by regulators may materially and adversely affect our business.
The financial services industry has been the subject of heightened scrutiny by regulators around the globe. In particular, the SEC and its staff have focused more narrowly on issues relevant to alternative asset management firms, including by forming specialized units devoted to examining such firms and, in certain cases, bringing enforcement actions against the firms, their principals and employees. In recent periods there have been a number of enforcement actions within the industry, and it is expected that the SEC will continue to pursue enforcement actions against asset managers.
While the SEC’s recent lists of examination priorities include such items as cybersecurity compliance and controls and conducting risk-based examinations of investment advisory firms, it is generally expected that the SEC’s oversight of alternative asset managers will continue to focus substantially on concerns related to fiduciary duty transparency and investor disclosure practices. Although the SEC has cited improvements in disclosures and industry practices in this area, it has also indicated that there is room for improvement in particular areas, including fees and expenses (and the allocation of such fees and expenses) and co-investment practices. To this end, many investment advisory firms have received inquiries during examinations or directly from the SEC’s Division of Enforcement regarding various transparency-related topics, including the acceleration of monitoring fees, the allocation of broken-deal expenses, outside business activities of firm principals and employees, group purchasing arrangements and general conflicts of interest disclosures. While we believe we have made appropriate and timely disclosures regarding the foregoing, the SEC staff may disagree.
Further, the SEC has highlighted BDC board oversight and valuation practices as one of its areas of focus in investment adviser examinations and has instituted enforcement actions against advisers for misleading investors about valuation.
If the SEC were to investigate our Adviser and find errors in its methodologies or procedures, our Adviser could be subject to penalties and fines, which could in turn harm our reputation and our business, financial condition and results of operations could be materially and adversely affected. Similarly, from time to time we or our Adviser could become the subject of litigation or other similar claims. Any investigations, litigation or similar claims could continue without resolution for long periods of time and could consume substantial amounts of our management’s time and attention, and that time and attention and the devotion of associated resources could, at times, be disproportionate to the amounts at stake. Investigations, litigations and other claims are subject to inherent uncertainties, and a material adverse impact on our financial statements could occur for the period in which the effect of an unfavorable final outcome in an investigation, litigation or other similar claims becomes probable and reasonably estimable. In addition, we could incur expenses associated with defending ourselves against investigations, litigation and other similar claims, and these expenses could be material to our earnings in future periods.

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
On the other hand, recent governmental intervention could mean that the willingness of governmental bodies to take additional extraordinary action is diminished. As a result, in the event of near-term major market disruptions, there might be only limited additional government intervention, resulting in correspondingly greater market dislocation and materially greater market risk.
Our Bylaws include an exclusive forum selection provision, which could limit our shareholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, or other agents.
Our Bylaws require that, unless we consent in writing to the selection of an alternative forum, the Circuit Court for Baltimore City (or, if that court does not have jurisdiction, the United States District Court for the District of Maryland, Northern Division) shall be the sole and exclusive forum for (i) any derivative action or proceeding brought on our behalf (ii) any action asserting a claim of breach of any standard of conduct or legal duty owed by any of our directors, officers or other agents to us or to our shareholders, (iii) any action asserting a claim arising pursuant to any provision of the MGCL or the Charter or the Bylaws (as either may be amended from time to time), or (iv) any action asserting a claim governed by the internal affairs doctrine. This exclusive forum selection provision in our Bylaws will not apply to claims arising under the federal securities laws, including the Securities Act and the

Exchange Act. There is uncertainty as to whether a court would enforce such a provision, and investors cannot waive compliance with the federal securities laws and the rules and regulations thereunder. In addition, this provision may increase costs for shareholders in bringing a claim against us or our directors, officers or other agents. Any investor purchasing or otherwise acquiring our shares is deemed to have notice of and consented to the foregoing provision. The exclusive forum selection provision in our Bylaws may limit our shareholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or other agents, which may discourage lawsuits against us and such persons. It is also possible that, notwithstanding such exclusive forum selection provision, a court could rule that such provision is inapplicable or unenforceable. If this occurred, we may incur additional costs associated with resolving such action in another forum, which could materially adversely affect our business, financial condition and results of operations.
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
Our business is dependent on our and third parties’ communications and information systems. Any failure or interruption of those systems, including as a result of the termination of an agreement with any third-party service providers, could cause delays or other problems in our activities. Our financial, accounting, data processing, portfolio monitoring, backup or other operating systems and facilities may fail to operate properly or become disabled or damaged as a result of a number of factors including events that are wholly or partially beyond our control. There could be:
•sudden electrical or telecommunications outages;
•natural disasters such as earthquakes, tornadoes and hurricanes;
•disease pandemics, including the COVID-19 pandemic;
•events arising from local or larger scale political or social matters, including terrorist acts;
•outages due to idiosyncratic issues at specific service providers; and
•cyber-attacks.
These events, in turn, could have a material adverse effect on our operating results and negatively affect the net asset value of our common stock and our ability to pay distributions to our shareholders.

We are subject to risks in using custodians, counterparties, administrators and other agents.
We depend on the services of custodians, counterparties, administrators and other agents to carry out certain transactions and other administrative services, including compliance with regulatory requirements in U.S. and non-U.S. jurisdictions. We are subject to risks of errors and mistakes made by these third parties, which may be attributed to us and subject us or our shareholders to reputational damage, penalties or losses. We depend on third parties to provide primary and back up communications and information systems. Any failure or interruption of those systems, including as a result of the termination of an agreement with any third-party service providers, could cause delays or other problems in our activities. Our financial, accounting, data processing, portfolio monitoring, backup or other operating systems and facilities may fail to operate properly or become disabled or damaged as a result of a number of factors including events that are wholly or partially beyond our control. The terms of the contracts with third-party service providers are often customized and complex, and many of these arrangements occur in markets or relate to products that are not subject to regulatory oversight. Accordingly, we may be unsuccessful in seeking reimbursement or indemnification from these third-party service providers. In addition, we rely on a select number of third-party services providers and replacement of any one of our service providers could be difficult and result in disruption and expense.
Internal and external cybersecurity threats and risks, as well as other disasters, may adversely affect our business or the business of our portfolio companies by impairing the ability to conduct business effectively.
Cybersecurity incidents and cyber-attacks have been occurring globally at a more frequent and severe level, and will likely continue to increase in frequency in the future. The occurrence of a disaster, such as a cyber-attack against us, any of our portfolio companies, or against a third-party that has access to our data or networks, a natural catastrophe, an industrial accident, failure of our disaster recovery systems, or consequential employee error, could have an adverse effect on our ability to communicate or conduct business, negatively impacting our operations and financial condition. This adverse effect can become particularly acute if those events affect our electronic data processing, transmission, storage, and retrieval systems, or impact the availability, integrity, or confidentiality of our data.
We, and our portfolio companies, depend heavily upon computer systems to perform necessary business functions. Despite the implementation of a variety of security measures, our computer systems, networks, and data, like those of other companies, could be subject to cyber-attacks and unauthorized access, use, alteration, or destruction, such as from physical and electronic break-ins or unauthorized tampering. If one or more of these events occurs, it could potentially jeopardize the confidential, proprietary, and other information processed, stored in, and transmitted through our computer systems and networks, or otherwise cause interruptions or malfunctions in our operations, which could result in financial losses, litigation, regulatory penalties, client dissatisfaction or loss, reputational damage, and increased costs associated with mitigation of damages and remediation.
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
Moreover, the increased use of mobile and cloud technologies due to the proliferation of remote work resulting from the COVID-19 pandemic could heighten these and other operational risks as certain aspects of the security of such technologies may be complex and unpredictable. Reliance on mobile or cloud technology or any failure by mobile technology and cloud service providers to adequately safeguard their systems and prevent cyber-attacks could disrupt our operations, the operations of a portfolio company or the operations of our or their service providers and result in misappropriation, corruption or loss of personal, confidential or proprietary information or the inability to conduct ordinary business operations. In addition, there is a risk that encryption and other protective measures may be circumvented, particularly to the extent that new computing technologies increase the speed and computing power available. Extended periods of remote working, whether by us, our portfolio companies, or our service providers, could strain technology resources, introduce operational risks and otherwise heighten the risks described above. Remote working environments may be less secure and more susceptible to hacking attacks, including phishing and social engineering attempts. Accordingly, the risks described above, are heightened under the current conditions.
We have implemented processes, procedures and internal controls to help mitigate cybersecurity risks and cyber intrusions, but these measures, as well as our increased awareness of the nature and extent of a risk of a cyber-incident, do not guarantee that a cyber-incident will not occur and/or that our financial results, operations or confidential information will not be negatively impacted by such an incident
In addition, cybersecurity has become a top priority for global lawmakers and regulators around the world, and some jurisdictions have proposed or enacted laws requiring companies to notify regulators and individuals of data security breaches involving certain types of personal data. Compliance with such laws and regulations may result in cost increases due to system changes and the development of new administrative processes. If we or our Adviser or certain of its affiliates, fail to comply with the relevant and increasing laws and regulations, we could suffer financial losses, a disruption of our businesses, liability to investors, regulatory intervention or reputational damage.

Increased data protection regulation may result in increased complexities and risk in connection with the operation of our business.
We operate in businesses that are highly dependent on information systems and technology. The costs related to cyber or other security threats or disruptions may not be fully insured or indemnified by other means. Cybersecurity has become a priority for regulators in the U.S. and around the world. Many jurisdictions in which we operate have laws and regulations relating to data privacy, cybersecurity and protection of personal information, including the California Consumer Privacy Act that went into effect on January 1, 2020, and the New York SHIELD Act, which went into effect on March 1, 2020. In addition, the SEC announced that one of the 2019 examination priorities for the Office of Compliance Inspections and Examinations was to continue to examine cybersecurity procedures and controls, including testing the implementation of these procedures and controls. Further, the European General Data Protection Regulation (the “GDPR”) came into effect in May 2018. Data protection requirements under the GDPR are more stringent than those imposed under prior European legislation. There are substantial financial penalties for breach of the GDPR, including up to the higher of 20 million Euros or 4% of group annual worldwide turnover. Non-compliance with any of the aforementioned laws or other similar laws, therefore, represents a serious risk to our business. Some jurisdictions have also enacted laws requiring companies to notify individuals of data security breaches involving certain types of personal data. Breaches in security could potentially jeopardize our, our employees’ or our product investors’ or counterparties’ confidential and other information processed and stored in, and transmitted through, our computer systems and networks, or otherwise cause interruptions or malfunctions in our, our employees’, our product investors’, our counterparties’ or third parties’ operations, which could result in significant losses, increased costs, disruption of our business, liability to our product investors and other counterparties, regulatory intervention or reputational damage. Furthermore, if we fail to comply with the relevant laws and regulations, it could result in regulatory investigations and penalties, which could lead to negative publicity and may cause our product investors and clients to lose confidence in the effectiveness of our security measures.
Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
Our corporate headquarters are located at 399 Park Avenue, 37th Floor, New York, New York 10022 and are provided by the Adviser in accordance with the terms of our Administration Agreement. We believe that our office facilities are suitable and adequate for our business as it is contemplated to be conducted.
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
Our common stock is traded on the NYSE under the symbol “ORCC.” Our common stock has historically traded at prices both above and below our net asset value per share. It is not possible to predict whether our common stock will trade at a price per share at, above or below net asset value per share. See “ITEM 1A. RISK FACTORS— Risks Related to an Investment in our Common Stock—We cannot assure you that the market price of shares of our common stock will not decline.” On February 17, 2023, the last reported closing sales price of our common stock on the NYSE was $13.18 per share, which represented a discount of approximately 12.1% to net asset value per share reported by us as of December 31, 2022.
Holders
As of February 17, 2023, there were approximately 16 holders of record of our common stock (including Cede & Co.).
Distribution Policy
To qualify for tax treatment as a RIC, we must distribute (or be treated as distributing) in each taxable year dividends of an amount equal to at least 90% of our investment company taxable income (which includes, among other items, dividends, interest, the excess of any net short-term capital gains over net long-term capital losses, as well as other taxable income, excluding any net capital gains reduced by deductible expenses) and 90% of our net tax-exempt income for that taxable year. As a RIC, we generally will not be subject to U.S. federal income tax at corporate rates on our investment company taxable income and net capital gains that we distribute to shareholders. We may be subject to a nondeductible 4% U.S. federal excise tax if we do not distribute (or are treated as distributing) in each calendar year an amount at least equal to the sum of:
•98% of our net ordinary income, excluding certain ordinary gains and losses, recognized during a calendar year;
•98.2% of our capital gain net income, adjusted for certain ordinary gains and losses, recognized for the twelve-month period ending on October 31 of such calendar year; and
•100% of any income or gains recognized, but not distributed, in preceding years.
We have previously incurred, and can be expected to incur in the future, such excise tax on a portion of our income and gains. While we intend to distribute income and capital gains to minimize exposure to the 4% excise tax, we may not be able to, or may not choose to, distribute amounts sufficient to avoid the imposition of the tax entirely. In that event, we will be liable for the tax only on the amount by which we do not meet the foregoing distribution requirement. See “ITEM 1A RISK FACTORS – Risks Related to U.S. Federal Income Tax – We will be subject to U.S. federal income tax at the corporate rates if we are unable to qualify and maintain our tax treatment as a RIC under Subchapter M of the Code or if we make investments through taxable subsidiaries.”
For the year ended December 31, 2022, we recorded expenses of $5.8 million for U.S. federal income tax, including excise tax.
Distributions
We generally intend to distribute, out of assets legally available for distribution, substantially all of our available earnings, on a quarterly basis, as determined by Board in its discretion.
On February 21, 2023, the Board declared a first quarter dividend of $0.33 per share for stockholders of record as of March 31, 2023, payable on or before April 14, 2023 and a fourth quarter supplemental dividend of $0.04 per share for stockholders of record as of March 3, 2023, payable on or before March 17, 2023. The supplemental dividend is calculated as 50% of net investment income in excess of our regular dividend, subject to certain measurement tests and rounded to the nearest penny.
The following table summarizes dividends declared for the year ended December 31, 2022:

Date Declared	December 31, 2022
	Record Date	Payment Date	Distribution per Share
November 1, 2022	December 30, 2022	January 13, 2023	$0.33
November 1, 2022 (supplemental dividend)	November 30, 2022	December 15, 2022	$0.03
August 2, 2022	September 30, 2022	November 15, 2022	$0.31
May 3, 2022	June 30, 2022	August 15, 2022	$0.31
February 23, 2022	March 31, 2022	May 13, 2022	$0.31
Total Distributions Declared			$1.29

Total distributions declared of $507.8 million resulted in a tax dividend amount of $517.9 million that consisted entirely of ordinary income for the tax year ending December 31, 2022. For the year ended December 31, 2022, 85.2% of distributed ordinary income qualified as interest related dividend which is exempt from U.S. withholding tax applicable to non-U.S. shareholders.
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
The following table reflects the common stock issued pursuant to the dividend reinvestment plan during the year ended December 31, 2022:

Date Declared	Record Date	Payment Date	Shares
November 1, 2022 (supplemental dividend)	November 30, 2022	December 15, 2022	51,018	(1)
August 2, 2022	September 30, 2022	November 15, 2022	616,214	(1)
May 3, 2022	June 30, 2022	August 15, 2022	886,113	(1)
February 23, 2022	March 31, 2022	May 15, 2022	830,764	(1)
November 2, 2021	December 31, 2021	January 31, 2022	814,084
________________
(1)Shares purchased in the open market in order to satisfy dividends reinvested under our dividend reinvestment program.
Stock Repurchase Programs
On November 3, 2020, the Board approved a repurchase program (the “2020 Stock Repurchase Program”) under which we were authorized to repurchase up to $100 million of our outstanding common stock. Under the 2020 Stock Repurchase Program, purchases were made at management’s discretion from time to time in open-market transactions, in accordance with all applicable securities laws and regulations. On November 2, 2021, the Board approved an extension to the 2020 Stock Repurchase Program and, on November 2, 2022, the 2020 Stock Repurchase Program ended in accordance with its terms. As of December 31, 2021, Goldman, Sachs & Co., as agent, had repurchased 186,150 shares of the Company’s common stock pursuant to the 2020 Stock Repurchase Plan for approximately $2.6 million. As of December 31, 2022, Goldman, Sachs & Co., as agent, has repurchased 944,076 shares of the Company’s common stock pursuant to the 2020 Stock Repurchase Plan for approximately $12.6 million.
The following table provides information regarding purchases of our common stock by Goldman, Sachs & Co., as agent, pursuant to the 2020 Stock Repurchase Program for each month in the year ended December 31, 2021 and December 31, 2022 (through its expiration):

Period ($ in millions, except share and per share amounts)	Total Number of Shares Repurchased	Average Price Paid per Share	Approximate Dollar Value of Shares that have been Purchased Under the Plans	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan
January 1, 2021 - January 31, 2021	—	$—	$—	$100.0
February 1, 2021 - February 28, 2021	—	$—	$—	$100.0
March 1, 2021 - March 31, 2021	—	$—	$—	$100.0
April 1, 2021 - April 30, 2021	—	$—	$—	$100.0
May 1, 2021 - May 31, 2021	—	$—	$—	$100.0
June 1, 2021 - June 30, 2021	—	$—	$—	$100.0
July 1, 2021 - July 31, 2021	—	$—	$—	$100.0
August 1, 2021 - August 31, 2021	—	$—	$—	$100.0
September 1, 2021 - September 30, 2021	—	$—	$—	$100.0
October 1, 2021 - October 31, 2021	—	$—	$—	$100.0
November 1, 2021 - November 30, 2021	22,900	$13.92	$0.3	$99.7
December 1, 2021 - December 31, 2021	163,250	$14.00	$2.3	$97.4
Total	186,150		$2.6

Period ($ in millions, except share and per share amounts)	Total Number of Shares Repurchased	Average Price Paid per Share	Approximate Dollar Value of Shares that have been Purchased Under the Plans	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan
January 1, 2022 - January 31, 2022	—	$—	$—	$97.4
February 1, 2022 - February 28, 2022	—	$—	$—	$97.4
March 1, 2022 - March 31, 2022	—	$—	$—	$97.4
April 1, 2022 - April 30, 2022	—	$—	$—	$97.4
May 1, 2022 - May 31, 2022	757,926	$13.21	$10.0	$87.4
June 1, 2022 - June 30, 2022	—	$—	$—	$87.4
July 1, 2022 - July 31, 2022	—	$—	$—	$87.4
August 1, 2022 - August 31, 2022	—	$—	$—	$87.4
September 1, 2022 - September 30, 2022	—	$—	$—	$87.4
October 1, 2022 - October 31, 2022	—	$—	$—	$87.4
November 1, 2022 - November 30, 2022	—	$—	$—	$87.4
	757,926		$10.0

On November 1, 2022, the Board approved a repurchase program (the “2022 Stock Repurchase Program”) under which we may repurchase up to $150 million of our outstanding common stock. Under the 2022 Stock Repurchase Program, purchases may be made at management’s discretion from time to time in open-market transactions, in accordance with all applicable securities laws and regulations. Unless extended by the Board, the 2022 Stock Repurchase Program will terminate 18-months from the date it was approved. As of December 31, 2022, Goldman, Sachs & Co., as agent, has repurchased 1,346,326 shares of the Company’s common stock pursuant to the 2022 Repurchase Plan for approximately $15.9 million.

The following table provides information regarding purchases of our common stock by Goldman, Sachs & Co., as agent, pursuant to the 2022 Stock Repurchase Program for each month in the year ended December 31, 2022 since its inception:

Period ($ in millions, except share and per share amounts)	Total Number of Shares Repurchased	Average Price Paid per Share	Approximate Dollar Value of Shares that have been Purchased Under the Plans	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan
November 1, 2022 - November 30, 2022	—	$—	$—	$150.0
December 1, 2022 - December 31, 2022	1,346,326	$11.84	$15.9	$134.1
Total	1,346,326		$15.9
Price Range of Common Stock
Our common stock is traded on the NYSE under the symbol “ORCC.” Our common stock has traded at prices both above and below our net asset value per share. It is not possible to predict whether our common stock will trade at a price per share at, above or below net asset value per share. See “ITEM 1A. Risk Factors—Risks Related to an Investment in Our Common Stock.”
The following table sets forth the net asset value per share of our common stock, the range of high and low closing sales prices of our common stock reported on the NYSE, the closing sales price as a premium (discount) to net asset value and the dividends declared by us in each fiscal quarter since we began trading on the NYSE. On February 17, 2023, the last reported closing sales price of our common stock on the NYSE was $13.18 per share, which represented a discount of approximately 12.1% to the net asset value per share reported by us as of December 31, 2022.

		Price Range
Period	Net Asset Value(1)	High	Low	High Sales Price Premium (Discount) to Net Asset Value(2)	Low Sales Price Premium (Discount) to Net Asset Value(2)	Cash Dividend Per Share(3)
Year Ended December 31, 2022
First Quarter	$14.88	$15.07	$14.14	1.3%	-5.0%	$0.31
Second Quarter	$14.48	$15.19	$12.24	4.9%	-15.5%	$0.31
Third Quarter	$14.85	$13.77	$10.34	-7.3%	-30.4%	$0.31
Fourth Quarter	$14.99	$13.36	$10.50	-10.9%	-30.0%	$0.36	(8)
Year Ended December 31, 2021
First Quarter	$14.82	$14.29	$12.31	-3.6%	-16.9%	$0.31
Second Quarter	$14.90	$14.85	$13.55	-0.3%	-9.1%	$0.31
Third Quarter	$14.95	$14.77	$14.12	-1.2%	-5.6%	$0.31
Fourth Quarter	$15.08	$14.73	$13.88	-2.3%	-8.0%	$0.31
Year Ended December 31, 2020
First Quarter	$14.09	$17.76	$8.25	26.0%	-41.4%	$0.39	(4)
Second Quarter	$14.52	$13.49	$10.14	-7.1%	-30.2%	$0.39	(5)
Third Quarter	$14.67	$12.70	$11.70	-13.4%	-20.2%	$0.39	(6)
Fourth Quarter	$14.74	$13.74	$11.37	-6.8%	-22.9%	$0.39	(7)
_______________
(1)Net asset value per share is determined as of the last day in the relevant quarter and therefore may not reflect the net asset value per share on the date of the high and low closing sales prices. The net asset values shown are based on outstanding shares at the end of the relevant quarter.
(2)Calculated as the respective high or low closing sales price less net asset value, divided by net asset value (in each case, as of the applicable quarter).
(3)Represents the dividend or distribution declared in the relevant quarter.
(4)Consists of a quarterly dividend of $0.31 per share and additional dividend of $0.08 per share, payable on or before May 15, 2020 subject to the satisfaction of certain Maryland law requirements.

(5)Consists of a quarterly dividend of $0.31 per share and additional dividend of $0.08 per share, payable on or before August 14, 2020 subject to the satisfaction of certain Maryland law requirements.
(6)Consists of a quarterly dividend of $0.31 per share and additional dividend of $0.08 per share, payable on or before November 13, 2020 subject to the satisfaction of certain Maryland law requirements.
(7)Consists of a quarterly dividend of $0.31 per share and additional dividend of $0.08 per share, payable on or before January 19, 2021 subject to the satisfaction of certain Maryland law requirements.
(8)Consists of a quarterly dividend of $0.33 per share and supplemental third quarter dividend of $0.03 per share, payable on or before January 13, 2023 and December 15, 2022, respectively, subject to the satisfaction of certain Maryland law requirements.
Stock Performance Graph
This graph compares the stockholder return on our common stock from July 18, 2019 (the date our common stock commenced trading on the NYSE) to December 31, 2022 with that of the Standard & Poor’s 500 Stock Index, Standard & Poor’s BDC Index and Standard & Poor’s LSTA Leveraged Loan Stock Index. This graph assumes that on July 18, 2019, $100 was invested in our common stock, the Standard & Poor’s BDC Index, the Standard & Poor’s 500 Stock Index and the Standard & Poor’s LSTA Leveraged Loan Stock Index. The graph also assumes the reinvestment of all cash dividends prior to any tax effect. The graph and other information furnished under this Part II Item 5 of this Annual Report on Form 10-K shall not be deemed to be “soliciting material” or to be “filed” with the SEC or subject to Regulation 14A or 14C under, or to the liabilities of Section 18 of, the Exchange Act. The stock price performance included in the below graph is not necessarily indicative of future stock performance.

COMPARISON OF CUMULATIVE TOTAL RETURN AMONG OWL ROCK CAPITAL
CORPORATION, STANDARD & POOR’S 500 INDEX, STANDARD & POOR’S BDC INDEX AND
STANDARD & POOR’S LSTA LEVERAGED LOAN INDEX
_______________
(1)Commences with our initial public offering.
SOURCE: S&P Global Market Intelligence
NOTES: Assumes $100 invested on July 18, 2019 in Owl Rock Capital Corporation, the Standard & Poor’s 500 Index, the Standard & Poor’s BDC Index and the Standard & Poor’s LSTA Leveraged Loan Stock Index. Assumes all dividends are reinvested on the respective dividend payment dates without commissions.

Senior Securities
Information about our senior securities is shown in the following table as of the end of the fiscal years ended December 31, 2022, 2021, 2020, 2019, 2018, 2017 and 2016.

Class and Period	Total Amount Outstanding Exclusive of Treasury Securities(1) ($ in millions)	Asset Coverage per Unit(2)	Involuntary Liquidating Preference per Unit(3)	Average Market Value per Unit(4)
Revolving Credit Facility
December 31, 2022	$557.1	$1,788	—	N/A
December 31, 2021	$892.3	$1,820	—	N/A
December 31, 2020	$252.5	$2,060	—	N/A
December 31, 2019	$480.9	$2,926	—	N/A
December 31, 2018	$308.6	$2,254	—	N/A
December 31, 2017	$—	$2,580	—	N/A
SPV Asset Facility I(6)
December 31, 2020	$—	$—	—	N/A
December 31, 2019	$300.0	$2,926	—	N/A
December 31, 2018	$400.0	$2,254	—	N/A
December 31, 2017	$400.0	$2,580	—	N/A
SPV Asset Facility II
December 31, 2022	$250.0	$1,788	—	N/A
December 31, 2021	$100.0	$1,820	—	N/A
December 31, 2020	$100.0	$2,060	—	N/A
December 31, 2019	$350.0	$2,926	—	N/A
December 31, 2018	$550.0	$2,254	—	N/A
SPV Asset Facility III
December 31, 2022	$250.0	$1,788	—	N/A
December 31, 2021	$190.0	$1,820	—	N/A
December 31, 2020	$375.0	$2,060	—	N/A
December 31, 2019	$255.0	$2,926	—	N/A
December 31, 2018	$300.0	$2,254	—	N/A
SPV Asset Facility IV(8)
December 31, 2022	$—	$1,788	—	N/A
December 31, 2021	$155.0	$1,820	—	N/A
December 31, 2020	$295.0	$2,060	—	N/A
December 31, 2019	$60.3	$2,926	—	N/A
CLO I
December 31, 2022	$390.0	$1,788	—	N/A
December 31, 2021	$390.0	$1,820	—	N/A
December 31, 2020	$390.0	$2,060	—	N/A
December 31, 2019	$390.0	$2,926	—	N/A
CLO II
December 31, 2022	$260.0	$1,788	—	N/A
December 31, 2021	$260.0	$1,820	—	N/A
December 31, 2020	$260.0	$2,060	—	N/A
December 31, 2019	$260.0	$2,926	—	N/A
CLO III
December 31, 2022	$260.0	$1,788	—	N/A
December 31, 2021	$260.0	$1,820	—	N/A

Class and Period	Total Amount Outstanding Exclusive of Treasury Securities(1) ($ in millions)	Asset Coverage per Unit(2)	Involuntary Liquidating Preference per Unit(3)	Average Market Value per Unit(4)
December 31, 2020	$260.0	$2,060	—	N/A
CLO IV
December 31, 2022	$292.5	$1,788	—	N/A
December 31, 2021	$292.5	$1,820	—	N/A
December 31, 2020	$252.0	$2,060	—	N/A
CLO V
December 31, 2022	$509.6	$1,788	—	N/A
December 31, 2021	$196.0	$1,820	—	N/A
December 31, 2020	$196.0	$2,060	—	N/A
CLO VI
December 31, 2022	$260.0	$1,788	—	N/A
December 31, 2021	$260.0	$1,820	—	N/A
CLO VII
December 31, 2022	$239.2	$1,788	—	N/A
Subscription Credit Facility(5)
December 31, 2019	$—	$—	—	N/A
December 31, 2018	$883.0	$2,254	—	N/A
December 31, 2017	$393.5	$2,580	—	N/A
December 31, 2016	$495.0	$2,375	—	N/A
2023 Notes(7)
December 31, 2021	$—	$—	—	N/A
December 31, 2020	$150.0	$2,060	—	N/A
December 31, 2019	$150.0	$2,926	—	N/A
December 31, 2018	$150.0	$2,254	—	N/A
December 31, 2017	$138.5	$2,580	—	N/A
2024 Notes
December 31, 2022	$400.0	$1,788	—	N/A
December 31, 2021	$400.0	$1,820	—	$1,089.7
December 31, 2020	$400.0	$2,060	—	$1,037.1
December 31, 2019	$400.0	$2,926	—	$1,039.3
2025 Notes
December 31, 2022	$425.0	$1,788	—	N/A
December 31, 2021	$425.0	$1,820	—	$1,057.3
December 31, 2020	$425.0	$2,060	—	$984.2
December 31, 2019	$425.0	$2,926	—	$997.9
July 2025 Notes
December 31, 2022	$500.0	$1,788	—	N/A
December 31, 2021	$500.0	$1,820	—	$1,049.9
December 31, 2020	$500.0	$2,060	—	$971.1
2026 Notes
December 31, 2022	$500.0	$1,788	—	N/A
December 31, 2021	$500.0	$1,820	—	$1,068.7
December 31, 2020	$500.0	$2,060	—	$1,018.5
July 2026 Notes
December 31, 2022	$1,000.0	$1,788	—	N/A
December 31, 2021	$1,000.0	$1,820	—	$1,032.8

Class and Period	Total Amount Outstanding Exclusive of Treasury Securities(1) ($ in millions)	Asset Coverage per Unit(2)	Involuntary Liquidating Preference per Unit(3)	Average Market Value per Unit(4)
December 31, 2020	$1,000.0	$2,060	—	$1,005.0
2027 Notes
December 31, 2022	$500.0	$1,788	—	N/A
December 31, 2021	$500.0	$1,820	—	$997.4
2028 Notes
December 31, 2022	$850.0	$1,788	—	N/A
December 31, 2021	$850.0	$1,820	—	$994.3
_______________
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
(8)Facility was terminated in 2022.

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

Shareholder transaction expenses:
Sales load	—%	(1)
Offering expenses (as a percentage of offering price)	—%	(2)
Dividend reinvestment plan expenses	—%	(3)
Total shareholder transaction expenses (as a percentage of offering price)	—%
Annual expenses (as a percentage of net assets attributable to common stock):
Management Fee payable under the Investment Advisory Agreement	3.0%	(4)
Incentive Fee payable under the Investment Advisory Agreement	2.5%	(5)
Interest payments on borrowed funds	4.2%	(6)
Other expenses	0.4%	(7)(8)
Acquired Fund Fees and Expenses	0.4%	(9)
Total annual expenses	10.5%	(8)(10)
_______________
(1)In the event that the securities are sold to or through underwriters, a related prospectus supplement will disclose the applicable sales load (underwriting discount or commission).
(2)A related prospectus supplement will disclose the estimated amount of offering expenses, the offering price and the estimated amount of offering expenses borne by the Company as a percentage of the offering price.
(3)The expenses of the dividend reinvestment plan are included in “other expenses” in the table above. For additional information, see “Dividend Reinvestment Plan."
(4)The Management Fee is 1.50% of our average gross assets (excluding cash and cash equivalents but including assets purchased with borrowed amounts and assuming we borrow funds equal to 100% of net assets). See “Item 1. Business —Investment Advisory Agreement.” The Management Fee reflected in the table is calculated by determining the ratio that the Management Fee bears to our net assets attributable to common stock (rather than our gross assets).
(5)The Incentive Fee consists of two components that are independent of each other, with the result that one component may be payable even if the other is not. A portion of the Incentive Fee is based on our income and a portion is based on our capital gains. For more detailed information about the Incentive Fee, see “Item 1. Business —Investment Advisory Agreement.”
(6)The figure in the table assumes that we borrow for investment purposes an amount equal to 100% of our average net assets in the following 12-month period, and that the average annual cost of borrowings, including the amortization of cost associated with obtaining borrowings, on the amount borrowed is 4.2%. Interest payments on borrowed funds represents an estimate of our annualized interest expense based on borrowings under the Revolving Credit Facility, our SPV Asset Facilities, the 2024 Notes, the 2025 Notes, July 2025 Notes, the 2026 Notes, the July 2026 Notes, the 2027 Notes, the 2028 Notes, the CLO I Transaction, the CLO II Transaction, the CLO III Transaction, the CLO IV Transaction, the CLO V Transaction, the CLO VI Transaction and the CLO VII Transaction. The assumed weighted average interest rate on our total debt outstanding was 3.7%. We may borrow additional funds from time to time to make investments to the extent we determine that the economic situation is conducive to doing so. We may also issue additional debt securities or preferred stock, subject to our compliance with applicable requirements under the 1940 Act.
(7)Includes our overhead expenses, such as payments under the Administration Agreement for certain expenses incurred by the Adviser. We based these expenses on estimated amounts for the current fiscal year.
(8)Estimated.
(9)Our shareholders indirectly bear the expenses of underlying funds or other investment vehicles in which we invest that (1) are investment companies or (2) would be investment companies under section 3(a) of the 1940 Act but for the exceptions to that definition provided for in sections 3(c)(1) and 3(c)(7) of the 1940 Act (“Acquired Funds”). This amount includes the estimated annual fees and expenses of ORCC SLF (fka Sebago Lake LLC), our joint venture with Nationwide Life Insurance Company, which is our only Acquired Fund as of December 31, 2022.
(10)This table reflects all of the fees and expenses borne by us with respect to the CLO I Transaction, the CLO II Transaction, the CLO III Transaction, the CLO IV Transaction, the CLO V Transaction, the CLO VI Transaction and the CLO VII Transaction, but does not include fees payable to but waived by the Adviser for serving as collateral manager to the CLO Issuers.

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

	1 year	3 years	5 years	10 years
You would pay the following expenses on a $1,000 investment, assuming a 5% annual return from realized capital gains	$102	$312	$519	$1,026
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
Item 6. Reserved.

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
We are managed by Owl Rock Capital Advisors LLC (“the Adviser” or “our Adviser”). The Adviser is registered with the U.S. Securities and Exchange Commission (the “SEC”) as an investment adviser under the Investment Advisers Act of 1940, as amended (the "Advisers Act"), an indirect affiliate of Blue Owl Capital Inc. ("Blue Owl") (NYSE: OWL) and part of Owl Rock, a division of Blue Owl focused on direct lending. Subject to the overall supervision of our board of directors (“the Board” or “our Board”), the Adviser manages our day-to-day operations, and provides investment advisory and management services to us. The Adviser or its affiliates may engage in certain origination activities and receive attendant arrangement, structuring or similar fees. The Adviser is responsible for managing our business and activities, including sourcing investment opportunities, conducting research, performing diligence on potential investments, structuring our investments, and monitoring our portfolio companies on an ongoing basis through a team of investment professionals.
On July 22, 2019, we closed our initial public offering (“IPO”) and our common stock began trading on the New York Stock Exchange (“NYSE”) under the symbol “ORCC” on July 18, 2019.
The Adviser also serves as investment adviser to Owl Rock Capital Corporation II and Owl Rock Core Income Corp.
Blue Owl consists of three divisions: (1) Owl Rock, which focuses on direct lending, (2) Dyal, which focuses on providing capital to institutional alternative asset managers and (3) Oak Street, which focuses on real estate strategies. Owl Rock is comprised of the Adviser, Owl Rock Technology Advisors LLC (“ORTA”), Owl Rock Technology Advisors II LLC ("ORTA II"), Owl Rock Capital Private Fund Advisors LLC (“ORPFA”), and Owl Rock Diversified Advisors LLC (“ORDA” and together with the Adviser, ORTA, ORTA II, ORPFA, and ORDA, the "Owl Rock Advisers"), which also are investment advisers. As of December 31, 2022, the Adviser and its affiliates had $68.6 billion of assets under management across the Owl Rock division of Blue Owl.
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

Our Investment Framework
We are a Maryland corporation organized primarily to originate and make loans to, and make debt and equity investments in, U.S. middle market companies. Our investment objective is to generate current income, and to a lesser extent, capital appreciation by targeting investment opportunities with favorable risk-adjusted returns. Since our Adviser and its affiliates began investment activities in April 2016 through December 31, 2022, our Adviser and its affiliates have originated $72.8 billion aggregate principal amount of investments, of which $69.2 billion of aggregate principal amount of investments prior to any subsequent exits or repayments, was retained by either us or a corporation or fund advised by our Adviser or its affiliates. We seek to participate in transactions sponsored by what we believe to be high-quality private equity and venture capital firms capable of providing both operational and financial resources. We seek to generate current income primarily in U.S. middle market companies through direct originations of senior secured loans or originations of unsecured loans, subordinated loans or mezzanine loans, broadly syndicated loans and, to a lesser extent, investments in equity and equity-related securities including warrants, preferred stock and similar forms of senior equity. Our equity investments are typically not control-oriented investments and we may structure such equity investments to include provisions protecting our rights as a minority-interest holder.
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
We expect that generally our portfolio composition will be majority debt or income producing securities, which may include “covenant-lite” loans (as defined below), with a lesser allocation to equity or equity-linked opportunities, which we may hold directly or through special purpose vehicles. In addition, we may invest a portion of our portfolio in opportunistic investments and broadly syndicated loans, which will not be our primary focus, but will be intended to enhance returns to our shareholders and from time to time, we may evaluate and enter into strategic portfolio transactions which may result in additional portfolio companies which we are considered to control. These investments may include high-yield bonds and broadly-syndicated loans, including publicly traded debt instruments, which are typically originated and structured by banks on behalf of large corporate borrowers with employee counts, revenues, EBITDAs and enterprise values larger than those of middle market companies described above, and equity investments in portfolio companies that make senior secured loans or invest in broadly syndicated loans or structured products, such as life settlements and royalty interests. In addition, we generally do not intend to invest more than 20% of our total assets in companies whose principal place of business is outside the United States, although we do not generally intend to invest in companies whose principal place of business is in an emerging market. Our portfolio composition may fluctuate from time to time based on market conditions and interest rates.

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
We target portfolio companies where we can structure larger transactions. As of December 31, 2022, our average debt investment size in each of our portfolio companies was approximately $67.4 million based on fair value. As of December 31, 2022, our portfolio companies, excluding the investment in ORCC SLF and certain investments that fall outside of our typical borrower profile and represent 81.6% of our total debt portfolio based on fair value, had weighted average annual revenue of $785 million, weighted average annual EBITDA of $168 million and an average interest coverage of 2.3x.
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
Revenues
We generate revenues primarily in the form of interest income from the investments we hold. In addition, we generate income from dividends on either direct equity investments or equity interests obtained in connection with originating loans, such as options, warrants or conversion rights. Our debt investments typically have a term of three to ten years. As of December 31, 2022, 98.3% of our debt investments based on fair value bear interest at a floating rate, subject to interest rate floors, in certain cases. Interest on our debt investments is generally payable either monthly or quarterly.
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

Robust Demand for Debt Capital. We believe U.S. middle market companies will continue to require access to debt capital to refinance existing debt, support growth and finance acquisitions. In addition, we believe the large amount of uninvested capital held by funds of private equity firms broadly, estimated by Preqin Ltd., an alternative assets industry data and research company, to be $2.5 trillion as of December 31, 2022, will continue to drive deal activity. We expect that private equity sponsors will continue to pursue acquisitions and leverage their equity investments with secured loans provided by companies such as us.
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
Portfolio and Investment Activity
As of December 31, 2022, based on fair value, our portfolio consisted of 71.4% first lien senior secured debt investments (of which 69% we consider to be unitranche debt investments (including “last out” portions of such loans)), 14.3% second lien senior secured debt investments, 1.9% unsecured debt investments, 2.7% preferred equity investments, 7.5% common equity investments and 2.2% investment funds and vehicles.
As of December 31, 2022, our weighted average total yield of the portfolio at fair value and amortized cost was 11.0% and 11.0%, respectively, and our weighted average yield of accruing debt and income producing securities at fair value and amortized cost was 11.5% and 11.5%, respectively(1). As of December 31, 2022, the weighted average spread of total debt investments was 6.8%
As of December 31, 2022, we had investments in 184 portfolio companies with an aggregate fair value of $13.0 billion. As of December 31, 2022 we had net leverage of 1.19x debt-to-equity, which is within our target range
We expect the pace of our originations to vary with the pace of repayments. In periods with lower repayment volume, the pace of our originations is expected to slow. Currently, rapidly rising interest rates, reduced refinancing activity and market uncertainty has led to a decline in merger and acquisitions activity which in turn has led to decreased repayments and originations over the quarter; however, when the interest rate environment stabilizes, we expect repayments to increase. In addition, although the pace of originations has slowed, we continue to focus on investing in recession resistant industries that we are familiar with, including service oriented sectors such as software, insurance, and healthcare, and the credit quality of our portfolio remains consistent. The majority of our investments are supported by sophisticated financial sponsors who provide operational and financial resources. In addition, the current lending environment is favorable to direct lenders and Owl Rock continues to have the opportunity to invest in large unitranche transactions in excess of $1 billion in size which gives us the ability to structure the terms and spreads of such deals to include wider spreads, lower loan to values, extended call protection, attractive leverage profiles and credit protections.

Many of the companies in which we invest have experienced relief from earlier supply chain disruptions resulting from the pandemic, the war between Russia and Ukraine and elements of geopolitical, economic and financial market instability. In addition, we have seen a moderation in input costs which has helped to offset the impact of rising rates and support growth. However, in the event that the U.S. economy enters into a protracted recession, it is possible that the results of some of the middle market companies similar to those in which we invest could experience deterioration. While we are not seeing signs of an overall, broad deterioration in our results or those of our portfolio companies at this time, there can be no assurance that the performance of certain of our portfolio companies will not be negatively impacted by economic conditions, which could have a negative impact on our future results.
We also continue to invest in specialty financing portfolio companies, including ORCC SLF, Wingspire, Fifth Season, LSI Financing, and Amergin AssetCo. These companies may use our capital to support acquisitions which could continue to lead to increased dividend income. See "Specialty Financing Portfolio Companies."
We are continuing to monitor the effect that market volatility, including as a result of a rising interest rate environment may have on our portfolio companies and our investment activities. We believe that the rapid rise in interest rates will meaningfully benefit our net investment income as we continue to see the impact of interest rates exceeding our interest rate floors. For example, based on interest rate elections in effect as of December 31, 2022, the average base rate on our floating rate debt investments is approximately 4.3% and could increase further as interest contracts reset throughout the three months ended March 31, 2023.
______________
(1)Refer to footnote (1) of our weighted average yields and interest rates table for more information on our calculation of weighted average yields.

Our investment activity for the years ended December 31, 2022, 2021 and 2020 is presented below (information presented herein is at par value unless otherwise indicated).

	For the Years Ended December 31,
($ in thousands)	2022	2021	2020
New investment commitments
Gross originations	1,997,087	$7,456,901	$3,667,048
Less: Sell downs	(224,665)	(632,072)	(222,276)
Total new investment commitments	$1,772,422	$6,824,829	$3,444,772
Principal amount of investments funded:
First-lien senior secured debt investments	$788,717	$4,369,794	$2,132,417
Second-lien senior secured debt investments	6,883	846,299	518,480
Unsecured debt investments	90,451	132,288	55,873
Preferred equity investments(4)	90,110	238,367	22,163
Common equity investments(4)	131,777	113,780	97,617
Investment funds and vehicles	69,125	141,876	18,950
Total principal amount of investments funded	$1,177,063	$5,842,404	$2,845,500
Principal amount of investments sold or repaid:
First-lien senior secured debt investments	$(1,116,583)	$(3,343,381)	$(1,060,352)
Second-lien senior secured debt investments	(29,800)	(910,582)	(90,686)
Unsecured debt investments	(31,427)	—	—
Preferred equity investments(4)	(22,843)	—	—
Common equity investments(4)	(7,350)	(4,827)	(867)
Investment funds and vehicles	—	—	—
Total principal amount of investments sold or repaid	$(1,208,003)	$(4,258,790)	$(1,151,905)
Number of new investment commitments in new portfolio companies(1)	52	67	30
Average new investment commitment amount	$22,757	$82,831	$84,891
Weighted average term for new debt investment commitments (in years)	5.6	6.3	5.9
Percentage of new debt investment commitments at floating rates	95.1%	98.1%	96.3%
Percentage of new debt investment commitments at fixed rates	4.9%	1.9%	3.7%
Weighted average interest rate of new debt investment commitments(2)(3)	10.4%	7.3%	7.8%
Weighted average spread over applicable base rate of new floating rate debt investment commitments	6.9%	6.4%	6.9%
______________
(1)Number of new investment commitments represents commitments to a particular portfolio company.
(2)For the year ended December 31, 2021 and 2020, assumes each floating rate commitment is subject to the greater of the interest rate floor (if applicable) or 3-month LIBOR, which was 0.21% and 0.24%.
(3)For the year ended December 31, 2022, assumes each floating rate commitment is subject to the greater of the interest rate floor (if applicable) or 3-month SOFR, which was 4.59% as of December 31, 2022.
(4)As of December 31, 2020, preferred equity investments and common equity investments were reported in aggregate as equity investments.

As of December 31, 2022 and December 31, 2021, our investments consisted of the following:

	December 31, 2022		December 31, 2021
($ in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
First-lien senior secured debt investments(3)	$9,388,499	$9,279,179	$9,548,096	$9,539,774
Second-lien senior secured debt investments	1,934,274	1,860,978	1,919,453	1,921,447
Unsecured debt investments	270,714	248,019	197,198	196,485
Preferred equity investments(4)	361,690	355,261	256,630	260,869
Common equity investments(1)	772,116	977,927	477,462	576,004
Investment funds and vehicles(2)	318,839	288,981	249,714	247,061
Total Investments	$13,046,132	$13,010,345	$12,648,553	$12,741,640
______________
(1)Includes investment in Wingspire, Amergin AssetCo, and Fifth Season.
(2)Includes investment in ORCC SLF.
(3)69% and 55% of which we consider unitranche loans as of December 31, 2022 and December 31, 2021, respectively.
(4)Includes investment in LSI Financing.

The table below describes investments by industry composition based on fair value as of December 31, 2022 and December 31, 2021:

	December 31, 2022	December 31, 2021
Advertising and media	1.5%	0.9%
Aerospace and defense	2.8	2.9
Asset based lending and fund finance(1)	4.9	—
Automotive	1.5	1.5
Buildings and real estate	3.7	5.4
Business services	2.9	3.3
Chemicals	1.6	2.3
Consumer products	3.9	4.0
Containers and packaging	1.3	1.3
Distribution	4.2	4.4
Education	1.0	1.0
Financial services	5.0	8.4
Food and beverage	6.7	6.2
Healthcare equipment and services	3.9	4.2
Healthcare providers and services	4.5	7.1
Healthcare technology(4)	4.8	4.6
Household products	2.1	1.8
Human resource support services	1.5	1.6
Infrastructure and environmental services	1.2	1.5
Insurance(3)	9.3	8.8
Internet software and services	13.3	11.3
Investment funds and vehicles(2)	2.2	1.9
Leisure and entertainment	2.2	2.2
Manufacturing	5.8	5.7
Oil and gas	0.8	0.9
Professional services	3.5	3.0
Specialty retail	2.2	2.0
Transportation	1.7	1.8
Total	100.0%	100.0%
______________
(1)Includes investment in Wingspire and Amergin AssetCo.
(2)Includes investment in ORCC SLF.
(3)Includes equity investment in Fifth Season.
(4)Includes investment in LSI Financing.
The table below describes investments by geographic composition based on fair value as of December 31, 2022 and December 31, 2021:

	December 31, 2022	December 31, 2021
United States:
Midwest	17.5%	17.0%
Northeast	20.4	19.7
South	34.4	38.2
West	20.6	18.6
International	7.1	6.5
Total	100.0%	100.0%

The weighted average yields and interest rates of our investments at fair value as of December 31, 2022 and December 31, 2021 were as follows:

	December 31, 2022	December 31, 2021
Weighted average total yield of portfolio(1)	11.0%	7.7%
Weighted average total yield of debt and income producing securities(1)	11.5%	7.9%
Weighted average interest rate of debt securities	11.0%	7.4%
Weighted average spread over base rate of all floating rate investments	6.7%	6.5%
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

The Adviser has built out its portfolio management team to include workout experts who closely monitor our portfolio companies and who, on at least a quarterly basis, assess each portfolio company’s operational and liquidity exposure and outlook to understand and mitigate risks; and, on at least a monthly basis, evaluates existing and newly identified situations where operating results are deviating from expectations. As part of its monitoring process, the Adviser focuses on projected liquidity needs and where warranted, re-underwriting credits and evaluating downside and liquidation scenarios.
For investments that are significantly underperforming or which may need to be restructured, the Adviser’s workout team partners with the investment team and all material amendments, waivers and restructurings require the approval of a majority of the Investment Committee. Since inception, only six of our investments have been placed on non-accrual and our annualized loss ratio is less than 0.15%.
The following table shows the composition of our portfolio on the 1 to 5 rating scale as of December 31, 2022 and December 31, 2021:

	December 31, 2022		December 31, 2021
Investment Rating	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
($ in thousands)
1	$1,636,460	12.6%	$1,486,521	11.7%
2	9,951,409	76.5	9,989,520	78.4
3	1,268,891	9.7	1,249,149	9.8
4	103,104	0.8	16,450	0.1
5	50,481	0.4	—	—
Total	$13,010,345	100.0%	$12,741,640	100.0%

The following table shows the amortized cost of our performing and non-accrual debt investments as of December 31, 2022 and December 31, 2021:

	December 31, 2022		December 31, 2021
($ in thousands)	Amortized Cost	Percentage	Amortized Cost	Percentage
Performing	$11,367,517	98.1%	$11,637,373	99.8%
Non-accrual	225,967	1.9	27,374	0.2
Total	$11,593,484	100.0%	$11,664,747	100.0%

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

Portfolio Companies

The following table sets forth certain information regarding each of the portfolio companies in which we had a debt or equity investment as of December 31, 2022. We offer to make available significant managerial assistance to our portfolio companies. We may receive rights to observe the meetings of our portfolio companies’ board of directors. Other than these investments, our only relationships with our portfolio companies are the managerial assistance we may separately provide to our portfolio companies, which services would be ancillary to our investments. As of December 31, 2022, other than ORCC SLF, Wingspire, Swipe Acquisition Corp. (dba PLI), PS Operating Company LLC (fka QC Supply, LLC), Fifth Season and Amergin AssetCo, we did not “control” any of our portfolio companies, and, other than LSI Financing, we were not an “affiliate” of any of our portfolio companies, as defined in the 1940 Act. In general, under the 1940 Act, we would “control” a portfolio company if we owned 25.0% or more of its voting securities and would be an “affiliate” of a portfolio company if we owned five percent or more of its voting securities.

($ in thousands) Company	Industry	Type of Investment	Interest Rate		Maturity / Dissolution Date	Percentage of Class Held on a Fully Diluted Basis	Principal Number of Shares / Number of Units	Amortized Cost	Fair Value
3ES Innovation Inc. (dba Aucerna)(1)(3) Suite 800, 250 - 2nd Street S.W. Calgary, Alberta, Canada	Internet software and services	First lien senior secured loan	L +	6.50%	5/13/2025	0.0%	60,635	60,243	60,332
3ES Innovation Inc. (dba Aucerna)(1)(3)(12) Suite 800, 250 - 2nd Street S.W. Calgary, Alberta, Canada	Internet software and services	First lien senior secured revolving loan	L +	6.50%	5/13/2025	0.0%	1,700	1,681	1,681
AAM Series 1.1 Rail and Domestic Intermodal Feeder, LLC(12)(13) 1100 Highland Drive, Boca Raton, Florida 33487	Asset Based Lending and Fund Finance	LLC Interest		N/A	N/A	40.0%	5	5	—
AAM Series 2.1 Aviation Feeder, LLC(12)(13) 1100 Highland Drive, Boca Raton, Florida 33487	Asset Based Lending and Fund Finance	LLC Interest		N/A	N/A	40.0%	1,568	1,574	1,568
Amergin Asset Management, LLC 1100 Highland Drive, Boca Raton, Florida 33487	Asset Based Lending and Fund Finance	Class A Units		N/A	N/A	5.0%	50,000	—	—
ABB/Con-cise Optical Group LLC(1)(4) 12301 NW 39th Street, Coral Springs, FL, 33065	Distribution	First lien senior secured loan	L +	7.50%	2/23/2028	0.0%	67,415	66,517	67,247
ABB/Con-cise Optical Group LLC(1)(4)(12) 12301 NW 39th Street, Coral Springs, FL, 33065	Distribution	First lien senior secured revolving loan	L +	7.50%	2/23/2028	0.0%	6,722	6,631	6,704
Accela, Inc.(1)(2) 2633 Camino Ramon, San Ramon, CA, 94583	Internet software and services	First lien senior secured loan	L +	7.50% (incl. 4.25% PIK)	9/30/2024	0.0%	27,800	27,650	27,521
Accela, Inc.(1)(12) 2633 Camino Ramon, San Ramon, CA, 94583	Internet software and services	First lien senior secured revolving loan	L +	7.00%	9/30/2024	0.0%	—	—	(30)
Access CIG, LLC(1)(2) 6818 A Patterson Pass RoadLivermore, CA 94550	Business services	Second lien senior secured loan	L +	7.75%	2/27/2026	0.0%	58,760	58,429	58,465
Alera Group, Inc.(1)(5) 3 Parkway North, Deerfield, IL, 60015	Insurance	First lien senior secured loan	S +	6.00%	10/2/2028	0.0%	34,814	34,150	34,552
AmeriLife Holdings LLC(1)(6) 2650 McCormick Drive, Clearwater, FL, 33759	Insurance	First lien senior secured loan	S +	5.75%	8/31/2029	0.0%	727	713	715
AmeriLife Holdings LLC(1)(7)(12) 2650 McCormick Drive, Clearwater, FL, 33759	Insurance	First lien senior secured delayed draw term loan	S +	5.75%	9/2/2024	0.0%	121	118	119
AmeriLife Holdings LLC(1)(12) 2650 McCormick Drive, Clearwater, FL, 33759	Insurance	First lien senior secured revolving loan	S +	5.75%	8/31/2028	0.0%	—	(2)	(2)

($ in thousands) Company	Industry	Type of Investment	Interest Rate		Maturity / Dissolution Date	Percentage of Class Held on a Fully Diluted Basis	Principal Number of Shares / Number of Units	Amortized Cost	Fair Value
Accelerate topco Holdings, LLC 2650 McCormick Drive, Clearwater, FL, 33759	Insurance	Common Units		N/A	N/A	0.0%	493	14	14
AmSpec Group, Inc. (fka AmSpec Services Inc.)(1)(3) 1249 S. River Rd., Cranbury, NJ, 08512	Professional services	First lien senior secured loan	L +	5.75%	7/2/2024	0.0%	109,126	108,530	108,306
AmSpec Group, Inc. (fka AmSpec Services Inc.)(1)(3)(12) 1249 S. River Rd., Cranbury, NJ, 08512	Professional services	First lien senior secured revolving loan	L +	4.75%	7/2/2024	0.0%	3,073	3,010	2,965
Anaplan, Inc.(1)(5) 50 Hawthorne Street, San Francisco, CA, 94105	Internet software and services	First lien senior secured loan	S +	6.50%	6/21/2029	0.0%	135,082	133,807	134,744
Anaplan, Inc.(1)(12) 50 Hawthorne Street, San Francisco, CA, 94105	Internet software and services	First lien senior secured revolving loan	S +	6.50%	6/21/2028	0.0%	—	(89)	(24)
Project Alpine Co-Invest Fund, LP 50 Hawthorne Street, San Francisco, CA, 94105	Internet software and services	LP Interest		N/A	N/A	0.2%	10,006	10,006	10,000
Apex Group Treasury, LLC(1)(3) Vallis Building, 4th Floor, 58 Par-la-Ville Rd, Hamilton HM11 Bermuda	Professional services	Second lien senior secured loan	L +	6.75%	7/27/2029	0.0%	44,147	43,501	41,940
Apex Service Partners, LLC(1)(7) 201 East Kennedy Boulevard, Tampa, FL, 33602	Professional services	First lien senior secured delayed draw term loan	S +	5.50%	10/23/2023	0.0%	997	985	989
Apex Service Partners, LLC(1)(7)(12) 201 East Kennedy Boulevard, Tampa, FL, 33602	Professional services	First lien senior secured revolving loan	S +	5.25%	7/31/2025	0.0%	31	31	31
Apex Service Partners Intermediate 2, LLC 201 East Kennedy Boulevard, Tampa, FL, 33602	Professional services	First lien senior secured loan		12.50% (incl. 12.50% PIK)	7/22/2027	0.0%	48,639	47,529	47,666
Apptio, Inc.(1)(3) 11100 NE 8th St #600, Bellevue, WA, 98004	Internet software and services	First lien senior secured loan	L +	6.00%	1/10/2025	0.0%	50,916	50,404	50,916
Apptio, Inc.(1)(3)(12) 11100 NE 8th St #600, Bellevue, WA, 98004	Internet software and services	First lien senior secured revolving loan	L +	6.00%	1/10/2025	0.0%	1,667	1,649	1,667
Aptive Environmental, LLC 5132 North 300 West, Provo, UT, 84604	Household products	First lien senior secured loan		12.00% (incl. 6.00% PIK)	1/23/2026	0.0%	12,228	10,256	11,005
Evology, LLC 5132 North 300 West, Provo, UT, 84604	Household products	Class B Units		N/A	N/A	0.4%	451	2,160	2,771
Aramsco, Inc.(1)(2) 1480 Grandview Avenue, Paulsboro, NJ, 08066	Distribution	First lien senior secured loan	L +	5.25%	8/28/2024	0.0%	55,322	54,893	55,183
Aramsco, Inc.(1)(2)(12) 1480 Grandview Avenue, Paulsboro, NJ, 08066	Distribution	First lien senior secured revolving loan	L +	5.25%	8/28/2024	0.0%	1,676	1,618	1,655
Ardonagh Midco 3 PLC(1)(4) 1 Minster Court, Mincing Lane, London EC3R 7AA, United Kingdom	Insurance	First lien senior secured USD term loan	L +	5.75%	7/14/2026	0.0%	26,784	26,382	26,583
Ardonagh Midco 3 PLC(1)(10) 1 Minster Court, Mincing Lane, London EC3R 7AA, United Kingdom	Insurance	First lien senior secured EUR term loan	E +	7.00%	7/14/2026	0.0%	9,749	10,056	9,724
Ardonagh Midco 3 PLC(1)(6) 1 Minster Court, Mincing Lane, London EC3R 7AA, United Kingdom	Insurance	First lien senior secured GBP term loan	S +	7.00%	7/14/2026	0.0%	104,242	107,189	104,242

($ in thousands) Company	Industry	Type of Investment	Interest Rate		Maturity / Dissolution Date	Percentage of Class Held on a Fully Diluted Basis	Principal Number of Shares / Number of Units	Amortized Cost	Fair Value
Ardonagh Midco 3 PLC(1)(9) 1 Minster Court, Mincing Lane, London EC3R 7AA, United Kingdom	Insurance	First lien senior secured GBP delayed draw term loan	E +	5.75%	8/20/2023	0.0%	9,803	11,009	9,729
Ardonagh Midco 2 PLC 1 Minster Court, Mincing Lane, London EC3R 7AA, United Kingdom	Insurance	Unsecured notes		11.50%	1/15/2027	0.0%	11,198	11,134	10,579
Armstrong Bidco Limited (dba The Access Group)(1)(11) The Old School Lane, Stratford St Mary, Colchester, CO7 6LZ, UK	Internet software and services	First lien senior secured loan	SA +	5.25%	6/28/2029	0.0%	2,340	2,336	2,310
Armstrong Bidco Limited (dba The Access Group)(1)(11)(12) The Old School Lane, Stratford St Mary, Colchester, CO7 6LZ, UK	Internet software and services	First lien senior secured delayed draw term loan	SA +	5.25%	6/30/2025	0.0%	947	945	935
Aruba Investments Holdings LLC (dba Angus Chemical Company)(1)(2) 1500 East Lake Cook Road, Buffalo Grove, IL, 60089	Chemicals	Second lien senior secured loan	L +	7.75%	11/24/2028	0.0%	10,000	9,880	9,850
Ascend Buyer, LLC (dba PPC Flexible Packaging)(1)(5) 1111 Busch Parkway, Buffalo Grove, IL, 60089	Containers and packaging	First lien senior secured loan	S +	6.25%	10/2/2028	0.0%	5,498	5,451	5,457
Ascend Buyer, LLC (dba PPC Flexible Packaging)(1)(12) 1111 Busch Parkway, Buffalo Grove, IL, 60089	Containers and packaging	First lien senior secured revolving loan	S +	6.25%	9/30/2027	0.0%	—	(4)	(4)
Associations, Inc.(1)(6) 5401 North Central Expressway\nSuite 300, Dallas, TX, 75025	Buildings and real estate	First lien senior secured loan	S +	6.50% (incl. 2.50% PIK)	7/2/2027	0.0%	386,382	383,491	385,414
Associations, Inc.(1)(6)(12) 5401 North Central Expressway\nSuite 300, Dallas, TX, 75025	Buildings and real estate	First lien senior secured delayed draw term loan	S +	6.50% (incl. 2.50% PIK)	6/10/2024	0.0%	3,714	3,274	3,590
Associations, Inc.(1)(12) 5401 North Central Expressway\nSuite 300, Dallas, TX, 75025	Buildings and real estate	First lien senior secured revolving loan	S +	4.00%	7/2/2027	0.0%	—	(247)	(82)
Associations Finance, Inc. 5401 North Central Expressway\nSuite 300, Dallas, TX, 75025	Buildings and real estate	Preferred Stock		12.00% (incl. 12.00% PIK)	N/A	16.9%	54,800,000	55,348	55,641
Aviation Solutions Midco, LLC (dba STS Aviation)(1)(3) 2000 North East, Jensen Beach, FL, 34957	Aerospace and defense	First lien senior secured loan	L +	7.25%	1/3/2025	0.0%	212,678	211,054	205,233
AxiomSL Group, Inc.(1)(2) 45 Broadway, New York, NY, 10006	Financial services	First lien senior secured loan	L +	5.75%	12/3/2027	0.0%	200,737	198,896	197,726
AxiomSL Group, Inc.(1)(12) 45 Broadway, New York, NY, 10006	Financial services	First lien senior secured delayed draw term loan	L +	5.75%	7/21/2023	0.0%	—	(32)	(42)
AxiomSL Group, Inc.(1)(12) 45 Broadway, New York, NY, 10006	Financial services	First lien senior secured revolving loan	L +	5.75%	12/3/2025	0.0%	—	(141)	(273)
Balrog Acquisition, Inc. (dba Bakemark)(1)(3) 7351 Crider Avenue, Pico Rivera, CA, 90660	Food and beverage	Second lien senior secured loan	L +	7.00%	9/3/2029	0.0%	22,000	21,838	21,780
Bayshore Intermediate #2, L.P. (dba Boomi)(1)(2) 1400 Liberty Ridge Drive, Chesterbrook, PA, 19087	Internet software and services	First lien senior secured loan	L +	7.75% (incl. 7.75% PIK)	10/2/2028	0.0%	92,829	91,215	90,973

($ in thousands) Company	Industry	Type of Investment	Interest Rate		Maturity / Dissolution Date	Percentage of Class Held on a Fully Diluted Basis	Principal Number of Shares / Number of Units	Amortized Cost	Fair Value
Bayshore Intermediate #2, L.P. (dba Boomi)(1)(2)(12) 1400 Liberty Ridge Drive, Chesterbrook, PA, 19087	Internet software and services	First lien senior secured revolving loan	L +	6.75%	10/1/2027	0.0%	2,306	2,183	2,168
BCPE Nucleon (DE) SPV, LP(1)(4) 4001 Kennett Pike, Suite 302, Wilmington, DE 19807	Internet software and services	First lien senior secured loan	L +	7.00%	9/24/2026	0.0%	189,778	187,787	189,303
BCPE Osprey Buyer, Inc. (dba PartsSource)(1)(3) 777 Lena Drive, Aurora, OH, 44202	Healthcare technology	First lien senior secured loan	L +	5.75%	8/23/2028	0.0%	112,911	111,391	110,371
BCPE Osprey Buyer, Inc. (dba PartsSource)(1)(12) 777 Lena Drive, Aurora, OH, 44202	Healthcare technology	First lien senior secured delayed draw term loan	L +	5.75%	8/23/2023	0.0%	—	(229)	(315)
BCPE Osprey Buyer, Inc. (dba PartsSource)(1)(12) 777 Lena Drive, Aurora, OH, 44202	Healthcare technology	First lien senior secured revolving loan	L +	5.75%	8/21/2026	0.0%	—	(149)	(267)
BCPE Watson (DE) ORML, LP(1)(7) 375 Saxonburg Boulevard, Saxonburg, PA 16056	Manufacturing	First lien senior secured loan	S +	6.50%	7/3/2028	0.0%	15,000	14,860	14,850
BCTO BSI Buyer, Inc. (dba Buildertrend)(1)(6) 11818 I Street, Omaha, NE, 68137	Internet software and services	First lien senior secured loan	S +	8.00% (incl. 8.00% PIK)	12/23/2026	0.0%	52,752	52,332	52,752
BCTO BSI Buyer, Inc. (dba Buildertrend)(1)(12) 11818 I Street, Omaha, NE, 68137	Internet software and services	First lien senior secured revolving loan	S +	8.00%	12/23/2026	0.0%	—	(84)	—
BEHP Co-Investor II, L.P. 11511 Reed Hartman Highway, Cincinnati, OH 45241	Healthcare technology	LP Interest		N/A	N/A	0.6%	1,269,969	1,266	1,270
WP Irving Co-Invest, L.P. 11511 Reed Hartman Highway, Cincinnati, OH 45241	Healthcare technology	Partnership Units		N/A	N/A	0.5%	1,250,000	1,250	1,250
Blackhawk Network Holdings, Inc.(1)(3) 6220 Stoneridge Mall Road, Pleasanton, CA, 94588	Financial services	Second lien senior secured loan	L +	7.00%	6/15/2026	0.0%	106,400	105,887	105,869
Blend Labs, Inc.(1)(5) 415 Kearny Street, San Francisco, CA, 94108	Financial services	First lien senior secured loan	S +	7.50%	6/30/2026	0.0%	67,500	66,275	66,319
Blend Labs, Inc.(1)(12) 415 Kearny Street, San Francisco, CA, 94108	Financial services	First lien senior secured revolving loan	S +	7.50%	6/30/2026	0.0%	—	(52)	(131)
Blend Labs, Inc. 415 Kearny Street, San Francisco, CA, 94108	Financial services	Common stock		N/A	N/A	<1.0%	72,317	1,000	104
Blend Labs, Inc. 415 Kearny Street, San Francisco, CA, 94108	Financial services	Warrants		N/A	N/A	<1.0%	179,529	975	5
BP Veraison Buyer, LLC (dba Sun World)(1)(3) 5701 Truxtun Avenue, Bakersfield, CA, 93309	Food and beverage	First lien senior secured loan	L +	5.50%	5/12/2027	0.0%	68,684	68,029	68,169
BP Veraison Buyer, LLC (dba Sun World)(1)(12) 5701 Truxtun Avenue, Bakersfield, CA, 93309	Food and beverage	First lien senior secured delayed draw term loan	L +	5.50%	5/12/2023	0.0%	—	(26)	—
BP Veraison Buyer, LLC (dba Sun World)(1)(12) 5701 Truxtun Avenue, Bakersfield, CA, 93309	Food and beverage	First lien senior secured revolving loan	L +	5.50%	5/12/2027	0.0%	—	(79)	(65)
Bracket Intermediate Holding Corp.(1)(3) 785 Arbor Way, Blue Bell, PA, 19422	Healthcare technology	First lien senior secured loan	L +	4.25%	9/5/2025	0.0%	510	489	487

($ in thousands) Company	Industry	Type of Investment	Interest Rate		Maturity / Dissolution Date	Percentage of Class Held on a Fully Diluted Basis	Principal Number of Shares / Number of Units	Amortized Cost	Fair Value
Bracket Intermediate Holding Corp.(1)(3) 785 Arbor Way, Blue Bell, PA, 19422	Healthcare technology	Second lien senior secured loan	L +	8.13%	9/7/2026	0.0%	26,250	25,959	25,200
Brightway Holdings, LLC(1)(2) 3733 University Boulevard West, Jacksonville, FL, 32217	Insurance	First lien senior secured loan	L +	6.50%	12/16/2027	0.0%	26,641	26,355	26,108
Brightway Holdings, LLC(1)(12) 3733 University Boulevard West, Jacksonville, FL, 32217	Insurance	First lien senior secured revolving loan	L +	6.50%	12/16/2027	0.0%	—	(33)	(63)
GrowthCurve Capital Sunrise Co-Invest LP (dba Brightway) 3733 University Boulevard West, Jacksonville, FL, 32217	Insurance	LP Interest		N/A	N/A	1.6%	638	638	632
Brooklyn Lender Co-Invest 2, L.P. (dba Boomi) 1400 Liberty Ridge Drive, Chesterbrook, PA, 19087	Internet software and services	Common Units		N/A	N/A	<1.0%	7,503,843	7,504	7,378
CD&R Value Building Partners I, L.P. (dba Belron) c/o Maples Corporate Services Limited, P.O. Box 309, Ugland House, Grand Cayman, KY1-1104, Cayman Islands	Automotive	LP Interest		N/A	N/A	0.8%	33,108	33,107	33,955
Centrify Corporation(1)(3) 201 Redwood Shores Parkway, Santa Clara, CA, 94065	Internet software and services	First lien senior secured loan	L +	6.00%	3/2/2028	0.0%	66,229	64,922	65,401
Centrify Corporation(1)(3) 201 Redwood Shores Parkway, Santa Clara, CA, 94065	Internet software and services	First lien senior secured revolving loan	L +	6.00%	3/2/2027	0.0%	6,817	6,678	6,732
CIBT Global, Inc.(1)(3) 1600 International Drive, McLean, VA, 22102	Business services	First lien senior secured loan	L +	5.25% (incl. 4.25% PIK)	6/2/2025	0.0%	903	616	470
CIBT Global, Inc.(1)(3) 1600 International Drive, McLean, VA, 22102	Business services	Second lien senior secured loan	L +	7.75% (incl. 7.75% PIK)	12/1/2025	0.0%	63,678	26,736	6,048
CivicPlus, LLC(1)(3) 302 South 4th Street, Manhattan, KS, 66502	Internet software and services	First lien senior secured loan	L +	6.75% (incl. 2.50% PIK)	8/24/2027	0.0%	34,693	34,394	34,606
CivicPlus, LLC(1)(12) 302 South 4th Street, Manhattan, KS, 66502	Internet software and services	First lien senior secured revolving loan	L +	6.25%	8/24/2027	0.0%	—	(22)	(7)
Insight CP (Blocker) Holdings, L.P. (dba CivicPlus, LLC) 302 South 4th Street, Manhattan, KS, 66502	Internet software and services	LP Interest		N/A	N/A	1.3%	1,230	1,230	1,230
Conair Holdings, LLC(1)(3) 1 Cummings Point Road, Stamford, CT, 06902	Consumer products	Second lien senior secured loan	L +	7.50%	5/17/2029	0.0%	187,500	186,310	170,626
ASP Conair Holdings LP 1 Cummings Point Road, Stamford, CT, 06902	Consumer products	Class A Units		N/A	N/A	0.8%	60,714	6,071	5,444
Confluent Medical Technologies, Inc.(1)(6) 6263 North Scottsdale Road, Scottsdale, AZ, 85250	Healthcare equipment and services	Second lien senior secured loan	S +	6.50%	2/18/2030	0.0%	1,000	983	948
Covetrus Inc.(1)(6) 7 Custom House Street, Portland, ME, 04101	Healthcare providers and services	Second lien senior secured loan	S +	9.25%	10/30/2030	0.0%	5,000	4,900	4,898
Cornerstone OnDemand, Inc.(1)(2) 1601 Cloverfield Boulevard, Santa Monica, CA, 90404	Human resource support services	Second lien senior secured loan	L +	6.50%	10/15/2029	0.0%	115,833	114,294	111,200

($ in thousands) Company	Industry	Type of Investment	Interest Rate		Maturity / Dissolution Date	Percentage of Class Held on a Fully Diluted Basis	Principal Number of Shares / Number of Units	Amortized Cost	Fair Value
Sunshine Software Holdings, Inc. (dba Cornerstone OnDemand) 1601 Cloverfield Boulevard, Santa Monica, CA, 90404	Human resource support services	Series A Preferred Stock		10.50% (incl. 10.50% PIK)	N/A	0.0%	41,402	40,538	37,469
CP PIK DEBT ISSUER, LLC (dba CivicPlus, LLC)(1)(7) 302 South 4th Street, Manhattan, KS, 66502	Internet software and services	Unsecured notes	S +	11.75% (incl. 11.75% PIK)	6/9/2034	0.0%	17,837	17,357	17,569
CSC Mkg Topco LLC (dba Medical Knowledge Group)(1)(2) 285 Fulton Street, New York, NY, 10007	Healthcare equipment and services	First lien senior secured loan	L +	5.75%	2/1/2029	0.0%	1,274	1,252	1,246
Maia Aggregator, LP 285 Fulton Street, New York, NY, 10007	Healthcare equipment and services	Class A-2 Units		N/A	N/A	0.0%	168,539	169	179
Delta TopCo, Inc. (dba Infoblox, Inc.)(1)(6) 3111 Coronado Drive, Santa Clara, CA, 95054	Internet software and services	Second lien senior secured loan	S +	7.25%	12/1/2028	0.0%	15,000	14,941	13,950
Denali BuyerCo, LLC (dba Summit Companies)(1)(3) 2500 Lexington Avenue South, Mendota Heights, MN, 55120	Business services	First lien senior secured loan	L +	5.75%	9/15/2028	0.0%	43,339	42,786	42,905
Denali BuyerCo, LLC (dba Summit Companies)(1)(3)(12) 2500 Lexington Avenue South, Mendota Heights, MN, 55120	Business services	First lien senior secured delayed draw term loan	L +	5.75%	9/15/2023	0.0%	8,229	8,122	8,147
Denali BuyerCo, LLC (dba Summit Companies)(1)(12) 2500 Lexington Avenue South, Mendota Heights, MN, 55120	Business services	First lien senior secured revolving loan	L +	5.75%	9/15/2027	0.0%	—	(24)	(30)
Denali Holding, LP (dba Summit Companies) 2500 Lexington Avenue South, Mendota Heights, MN, 55120	Business services	Class A Units		N/A	N/A	0.4%	337,460	3,431	4,344
Diagnostic Service Holdings, Inc. (dba Rayus Radiology)(1)(2) 5775 Wayzata Boulevard, St. Louis Park, MN, 55416	Healthcare providers and services	First lien senior secured loan	L +	5.50%	3/17/2025	0.0%	998	998	988
Diamondback Acquisition, Inc. (dba Sphera)(1)(2) 130 East Randolph Street, Chicago, IL, 60601	Business services	First lien senior secured loan	L +	5.50%	9/13/2028	0.0%	4,109	4,039	4,068
Diamondback Acquisition, Inc. (dba Sphera)(1)(12) 130 East Randolph Street, Chicago, IL, 60601	Business services	First lien senior secured delayed draw term loan	L +	5.50%	9/13/2023	0.0%	—	(9)	—
Dodge Construction Network Holdings, LP 300 American Metro Boulevard, Hamilton, NJ, 08619	Buildings and real estate	Class A-2 Common Units		N/A	N/A	0.4%	2,181,629	1,859	1,855
Dodge Construction Network Holdings, LP 300 American Metro Boulevard, Hamilton, NJ, 08619	Buildings and real estate	Series A Preferred Units		8.25% (incl. 8.25% PIK)	N/A	0.4%	—	45	45
Douglas Products and Packaging Company LLC(1)(5) 1550 East Old 210 Highway, Liberty, MO, 64068	Chemicals	First lien senior secured loan	S +	7.00%	6/30/2025	0.0%	18,688	18,505	18,501

($ in thousands) Company	Industry	Type of Investment	Interest Rate		Maturity / Dissolution Date	Percentage of Class Held on a Fully Diluted Basis	Principal Number of Shares / Number of Units	Amortized Cost	Fair Value
Douglas Products and Packaging Company LLC(1)(12) 1550 East Old 210 Highway, Liberty, MO, 64068	Chemicals	First lien senior secured revolving loan	S +	7.00%	6/30/2025	0.0%	—	(24)	(24)
EET Buyer, Inc. (dba e-Emphasys)(1)(4) 2501 Weston Parkway, Cary, NC, 27513	Internet software and services	First lien senior secured loan	L +	5.25%	11/8/2027	0.0%	4,511	4,474	4,511
EET Buyer, Inc. (dba e-Emphasys)(1)(12) 2501 Weston Parkway, Cary, NC, 27513	Internet software and services	First lien senior secured revolving loan	L +	5.25%	11/8/2027	0.0%	—	(4)	—
Elliott Alto Co-Investor Aggregator L.P. 851 Cypress Creek Road, Fort Lauderdale, FL, 33309	Internet software and services	LP Interest		N/A	N/A	0.0%	3,134	3,144	3,133
Picard Holdco, LLC(1)(6) 851 Cypress Creek Road, Fort Lauderdale, FL, 33309	Internet software and services	Series A Preferred Stock	S +	12.00% (incl. 12.00% PIK)	N/A	0.0%	25,697	24,968	24,925
Endries Acquisition, Inc.(1)(6) Post Office Box 69, Brillion, WI, 54110	Distribution	First lien senior secured loan	S +	6.25%	12/10/2025	0.0%	237,607	235,615	237,607
Engage Debtco Limited(1)(6) 3 St James's Square, London SW1Y 4JU, United Kingdom	Healthcare technology	First lien senior secured loan	S +	5.75%	7/13/2029	0.0%	1,000	976	978
Entertainment Benefits Group, LLC(1)(5) 19495 Biscayne Boulevard, Aventura, FL, 33180	Business services	First lien senior secured loan	S +	4.75%	5/1/2028	0.0%	862	855	862
Entertainment Benefits Group, LLC(1)(5)(12) 19495 Biscayne Boulevard, Aventura, FL, 33180	Business services	First lien senior secured revolving loan	S +	4.75%	4/29/2027	0.0%	89	88	89
Evolution BuyerCo, Inc. (dba SIAA)(1)(6) 100 Witmer Road, Horsham, PA, 19044	Insurance	First lien senior secured loan	S +	6.25%	4/28/2028	0.0%	141,715	140,083	139,589
Evolution BuyerCo, Inc. (dba SIAA)(1)(12) 100 Witmer Road, Horsham, PA, 19044	Insurance	First lien senior secured revolving loan	S +	6.25%	4/30/2027	0.0%	—	(110)	(161)
Evolution Parent, LP (dba SIAA) 100 Witmer Road, Horsham, PA, 19044	Insurance	LP Interest		N/A	N/A	0.9%	42,838	4,284	4,284
Feradyne Outdoors, LLC(1)(5) 1230 Poplar Avenue, Superior, WI, 54880	Consumer products	First lien senior secured loan	S +	6.25%	2/25/2024	0.0%	86,016	85,934	84,726
Fifth Season Investments LLC(13) 201 Broad St, Suite 500, Stamford, Connecticut 06901	Insurance	Class A Units		N/A	N/A	35.1%	28	89,680	89,680
Forescout Technologies, Inc.(1)(3) 190 West Tasman Drive, San Jose, CA, 95134	Internet software and services	First lien senior secured loan	L +	9.50% (incl. 9.50% PIK)	8/17/2026	0.0%	103,707	102,767	103,490
Forescout Technologies, Inc.(1)(12) 190 West Tasman Drive, San Jose, CA, 95134	Internet software and services	First lien senior secured delayed draw term loan	L +	8.00%	7/1/2024	0.0%	—	(215)	—
Forescout Technologies, Inc.(1)(12) 190 West Tasman Drive, San Jose, CA, 95134	Internet software and services	First lien senior secured revolving loan	L +	8.50%	8/18/2025	0.0%	—	(49)	—
Fortis Solutions Group, LLC(1)(3) 2505 Hawkeye Court, Virginia Beach, VA, 23452	Containers and packaging	First lien senior secured loan	L +	5.50%	10/13/2028	0.0%	4,616	4,536	4,489

($ in thousands) Company	Industry	Type of Investment	Interest Rate		Maturity / Dissolution Date	Percentage of Class Held on a Fully Diluted Basis	Principal Number of Shares / Number of Units	Amortized Cost	Fair Value
Fortis Solutions Group, LLC(1)(12) 2505 Hawkeye Court, Virginia Beach, VA, 23452	Containers and packaging	First lien senior secured delayed draw term loan	L +	5.50%	10/13/2023	0.0%	—	—	—
Fortis Solutions Group, LLC(1)(4)(12) 2505 Hawkeye Court, Virginia Beach, VA, 23452	Containers and packaging	First lien senior secured revolving loan	L +	5.50%	10/15/2027	0.0%	62	54	49
Foundation Consumer Brands, LLC(1)(3) 1190 Omega Drive, Pittsburgh, PA, 15205	Consumer products	First lien senior secured loan	L +	5.50%	2/12/2027	0.0%	3,456	3,456	3,447
FR Arsenal Holdings II Corp. (dba Applied-Cleveland Holdings, Inc.)(1)(2) 13100 Northwest Freeway, Longview, TX, 77040	Infrastructure and environmental services	First lien senior secured loan	L +	9.50% (incl. 2.00% PIK)	1/17/2023	0.0%	115,847	115,422	103,104
Fullsteam Operations, LLC(1)(3)(12) 197 E University Dr #2, Auburn, AL 36832	Business services	First lien senior secured delayed draw term loan	L +	7.50% (incl. 3.00% PIK)	5/13/2024	0.0%	6,121	5,940	5,994
Gainsight, Inc.(1)(3) 350 Bay Street, San Francisco, CA, 94133	Business services	First lien senior secured loan	L +	6.75% (incl. 6.75% PIK)	7/30/2027	0.0%	21,222	20,951	20,902
Gainsight, Inc.(1)(12) 350 Bay Street, San Francisco, CA, 94133	Business services	First lien senior secured revolving loan	L +	6.25%	7/30/2027	0.0%	—	(45)	(50)
Galls, LLC(1)(3) Lexington, Lexington, KY, 40505	Specialty Retail	First lien senior secured loan	L +	6.75% (incl. 0.50% PIK)	1/31/2025	0.0%	112,582	111,958	110,331
Galls, LLC(1)(3)(12) Lexington, Lexington, KY, 40505	Specialty Retail	First lien senior secured revolving loan	L +	6.75%	1/31/2024	0.0%	15,232	15,034	14,583
Gaylord Chemical Company, L.L.C.(1)(3) 106 Galeria Boulevard, Slidell, LA, 70458	Chemicals	First lien senior secured loan	L +	6.50%	3/30/2027	0.0%	151,107	149,966	151,106
Gaylord Chemical Company, L.L.C.(1)(12) 106 Galeria Boulevard, Slidell, LA, 70458	Chemicals	First lien senior secured revolving loan	L +	6.00%	3/30/2026	0.0%	—	(86)	—
Genesis Acquisition Co. (dba Procare Software)(1)(4) 1125 17th Street, Denver, CO, 80202	Internet software and services	First lien senior secured loan	L +	3.75%	7/31/2024	0.0%	17,942	17,838	17,583
Genesis Acquisition Co. (dba Procare Software)(1)(4) 1125 17th Street, Denver, CO, 80202	Internet software and services	First lien senior secured revolving loan	L +	3.75%	7/31/2024	0.0%	2,637	2,623	2,584
Gerson Lehrman Group, Inc.(1)(2) 60 East 42nd Street, New York, NY, 10165	Professional services	First lien senior secured loan	L +	5.25%	12/12/2024	0.0%	121,623	121,184	121,623
Gerson Lehrman Group, Inc.(1)(12) 60 East 42nd Street, New York, NY, 10165	Professional services	First lien senior secured revolving loan	L +	5.25%	12/12/2024	0.0%	—	(69)	—
GI Ranger Intermediate, LLC (dba Rectangle Health)(1)(6) 115 East Stevens Avenue, Valhalla, NY, 10595	Healthcare technology	First lien senior secured loan	S +	6.00%	10/30/2028	0.0%	4,585	4,506	4,471
GI Ranger Intermediate, LLC (dba Rectangle Health)(1)(6)(12) 115 East Stevens Avenue, Valhalla, NY, 10595	Healthcare technology	First lien senior secured revolving loan	S +	6.00%	10/29/2027	0.0%	37	31	28
Global Music Rights, LLC(1)(3) 907 Westwood Boulevard, Los Angeles, CA, 90024	Advertising and media	First lien senior secured loan	L +	5.50%	8/28/2028	0.0%	7,425	7,300	7,425
Global Music Rights, LLC(1)(12) 907 Westwood Boulevard, Los Angeles, CA, 90024	Advertising and media	First lien senior secured revolving loan	L +	5.50%	8/27/2027	0.0%	—	(10)	—

($ in thousands) Company	Industry	Type of Investment	Interest Rate		Maturity / Dissolution Date	Percentage of Class Held on a Fully Diluted Basis	Principal Number of Shares / Number of Units	Amortized Cost	Fair Value
Gloves Buyer, Inc. (dba Protective Industrial Products)(1)(2) 25 British American Boulevard, Latham, NY, 12110	Manufacturing	Second lien senior secured loan	L +	8.25%	12/29/2028	0.0%	29,250	28,653	28,811
Gloves Holdings, LP (dba Protective Industrial Products) 25 British American Boulevard, Latham, NY, 12110	Manufacturing	LP Interest		N/A	N/A	0.5%	32,500	3,250	3,848
GovBrands Intermediate, Inc.(1)(3) 3025 Windward Plaza, Alpharetta, GA, 30005	Internet software and services	First lien senior secured loan	L +	5.50%	8/4/2027	0.0%	10,551	10,339	10,076
GovBrands Intermediate, Inc.(1)(3)(12) 3025 Windward Plaza, Alpharetta, GA, 30005	Internet software and services	First lien senior secured delayed draw term loan	L +	5.50%	8/4/2023	0.0%	2,380	2,322	2,237
GovBrands Intermediate, Inc.(1)(3)(12) 3025 Windward Plaza, Alpharetta, GA, 30005	Internet software and services	First lien senior secured revolving loan	L +	5.50%	8/4/2027	0.0%	714	699	678
Granicus, Inc.(1)(2) 408 St. Peter Street, Denver, CO, 55102	Internet software and services	First lien senior secured loan	L +	5.50%	1/29/2027	0.0%	13,394	13,158	13,059
Granicus, Inc.(1)(2) 1999 Broadway, Denver, CO, 80202	Internet software and services	First lien senior secured delayed draw term loan	L +	6.00%	1/30/2023	0.0%	2,530	2,491	2,467
Granicus, Inc.(1)(2)(12) 408 St. Peter Street, Denver, CO, 55102	Internet software and services	First lien senior secured revolving loan	L +	6.50%	1/29/2027	0.0%	398	379	369
Guidehouse Inc.(1)(2) 1676 International Drive, Suite 800, McLean, VA 22102	Professional services	First lien senior secured loan	L +	6.25%	10/16/2028	0.0%	4,603	4,563	4,557
H&F Opportunities LUX III S.À R.L (dba Checkmarx)(1)(2) Amot Atrium Tower, 2 Jabotinsky Street, Ramat Gan 520501, Israel	Internet software and services	First lien senior secured loan	L +	7.50%	4/16/2026	0.0%	51,567	50,623	51,567
H&F Opportunities LUX III S.À R.L (dba Checkmarx)(1)(12) Amot Atrium Tower, 2 Jabotinsky Street, Ramat Gan 520501, Israel	Internet software and services	First lien senior secured revolving loan	L +	7.50%	4/16/2026	0.0%	—	(267)	—
Hercules Borrower, LLC (dba The Vincit Group)(1)(3) 412 Georgia Avenue, Chattanooga, TN, 37403	Business services	First lien senior secured loan	L +	6.50%	12/15/2026	0.0%	176,892	175,005	176,447
Hercules Borrower, LLC (dba The Vincit Group)(1)(4)(12) 412 Georgia Avenue, Chattanooga, TN, 37403	Business services	First lien senior secured revolving loan	L +	6.50%	12/15/2026	0.0%	2,231	2,024	2,179
Hercules Buyer, LLC (dba The Vincit Group) 412 Georgia Avenue, Chattanooga, TN, 37403	Business services	Unsecured notes		0.48% (incl. 0.48% PIK)	12/14/2029	0.0%	5,160	5,160	5,160
Hercules Buyer, LLC (dba The Vincit Group) 412 Georgia Avenue, Chattanooga, TN, 37403	Business services	Common Units		N/A	N/A	0.3%	2,190,000	2,192	2,302
H-Food Holdings, LLC(1)(2) 3250 Lacey Road\nSuite 400, Downers Grove, IL, 60515	Food and beverage	Second lien senior secured loan	L +	7.00%	3/2/2026	0.0%	121,800	120,316	105,053
H-Food Holdings, LLC 3250 Lacey Road\nSuite 400, Downers Grove, IL, 60515	Food and beverage	LLC interest		N/A	N/A	0.9%	10,875	10,874	9,337

($ in thousands) Company	Industry	Type of Investment	Interest Rate		Maturity / Dissolution Date	Percentage of Class Held on a Fully Diluted Basis	Principal Number of Shares / Number of Units	Amortized Cost	Fair Value
Hg Genesis 8 Sumoco Limited(1)(11) 2 More London Riverside London SE1 2AP UK	Asset Based Lending and Fund Finance	Unsecured facility	SA +	6.00% (incl. 6.00% PIK)	8/28/2025	0.0%	45,071	49,137	45,071
Hg Genesis 9 SumoCo Limited(1)(9) 2 More London Riverside London SE1 2AP UK	Asset Based Lending and Fund Finance	Unsecured facility	E +	7.00% (incl. 7.00% PIK)	3/10/2027	0.0%	46,914	48,136	46,914
Hg Saturn Luchaco Limited(1)(11) 2 More London Riverside London SE1 2AP UK	Asset Based Lending and Fund Finance	Unsecured facility	SA +	7.50% (incl. 7.50% PIK)	3/30/2026	0.0%	120,209	135,817	118,706
HGH Purchaser, Inc. (dba Horizon Services)(1)(5) 900 Adams Avenue Audubon, PA 19403	Household products	First lien senior secured loan	S +	6.50%	11/3/2025	0.0%	147,121	145,874	145,650
HGH Purchaser, Inc. (dba Horizon Services)(1)(5)(12) 900 Adams Avenue Audubon, PA 19403	Household products	First lien senior secured delayed draw term loan	S +	6.50%	11/3/2025	0.0%	38,681	38,407	38,284
HGH Purchaser, Inc. (dba Horizon Services)(1)(5)(12) 900 Adams Avenue Audubon, PA 19403	Household products	First lien senior secured revolving loan	S +	6.50%	11/3/2025	0.0%	10,028	9,906	9,863
Hissho Sushi Merger Sub LLC(1)(6) 11949 Steele Creek Road, Charlotte, NC, 28273	Food and beverage	First lien senior secured loan	S +	5.75%	5/18/2028	0.0%	901	893	899
Hissho Sushi Merger Sub LLC(1)(6)(12) 11949 Steele Creek Road, Charlotte, NC, 28273	Food and beverage	First lien senior secured revolving loan	S +	5.75%	5/18/2028	0.0%	14	13	14
Hissho Sushi Holdings, LLC 11949 Steele Creek Road, Charlotte, NC, 28273	Food and beverage	Class A units		N/A	N/A	0.0%	7,502	75	83
Hometown Food Company(1)(2) 500 West Madison Street, Chicago, IL, 60661	Food and beverage	First lien senior secured loan	L +	5.00%	8/31/2023	0.0%	14,560	14,516	14,560
Hometown Food Company(1)(2)(12) 500 West Madison Street, Chicago, IL, 60661	Food and beverage	First lien senior secured revolving loan	L +	5.00%	8/31/2023	0.0%	847	836	847
Hyland Software, Inc.(1)(2) 28500 Clemens Road, Westlake, OH, 44145	Internet software and services	Second lien senior secured loan	L +	6.25%	7/7/2025	0.0%	15,482	15,472	14,630
Ideal Image Development, LLC(1)(5) 1 North Dale Mabry Highway, Tampa, FL, 33609	Specialty Retail	First lien senior secured loan	S +	6.50%	9/1/2027	0.0%	11,678	11,457	11,474
Ideal Image Development, LLC(1)(12) 1 North Dale Mabry Highway, Tampa, FL, 33609	Specialty Retail	First lien senior secured delayed draw term loan	S +	6.50%	3/1/2024	0.0%	—	(7)	(4)
Ideal Image Development, LLC(1)(12) 1 North Dale Mabry Highway, Tampa, FL, 33609	Specialty Retail	First lien senior secured revolving loan	S +	6.50%	9/1/2027	0.0%	—	(34)	(32)
Ideal Tridon Holdings, Inc.(1)(3) 8100 Tridon Drive, Smyrna, TN, 37167	Manufacturing	First lien senior secured loan	L +	5.25%	7/31/2024	0.0%	52,697	52,448	52,697
Ideal Tridon Holdings, Inc.(1)(2)(12) 8100 Tridon Drive, Smyrna, TN, 37167	Manufacturing	First lien senior secured revolving loan	L +	5.25%	7/31/2023	0.0%	3,191	3,191	3,191
IG Investments Holdings, LLC (dba Insight Global)(1)(2) 1224 Hammond Drive, Atlanta, GA, 30346	Human resource support services	First lien senior secured loan	L +	6.00%	9/22/2028	0.0%	50,388	49,519	49,758

($ in thousands) Company	Industry	Type of Investment	Interest Rate		Maturity / Dissolution Date	Percentage of Class Held on a Fully Diluted Basis	Principal Number of Shares / Number of Units	Amortized Cost	Fair Value
IG Investments Holdings, LLC (dba Insight Global)(1)(2)(12) 1224 Hammond Drive, Atlanta, GA, 30346	Human resource support services	First lien senior secured revolving loan	L +	6.00%	9/22/2027	0.0%	1,590	1,527	1,540
Imprivata, Inc.(1)(5) 480 Totten Pond Road, Waltham, MA, 02451	Healthcare technology	Second lien senior secured loan	S +	6.25%	12/1/2028	0.0%	882	874	860
Indigo Buyer, Inc. (dba Inovar Packaging Group)(1)(6) 10470 Miller Road, Dallas, TX, 75238	Containers and packaging	First lien senior secured loan	S +	5.75%	5/23/2028	0.0%	647	641	647
Indigo Buyer, Inc. (dba Inovar Packaging Group)(1)(12) 10470 Miller Road, Dallas, TX, 75238	Containers and packaging	First lien senior secured delayed draw term loan	S +	5.75%	5/23/2024	0.0%	—	—	—
Indigo Buyer, Inc. (dba Inovar Packaging Group)(1)(6)(12) 10470 Miller Road, Dallas, TX, 75238	Containers and packaging	First lien senior secured revolving loan	S +	5.75%	5/23/2028	0.0%	17	16	17
BradyIFS Holdings, LLC (fka Individual Foodservice Holdings, LLC)(1)(6) 5496 Lindbergh Lane, Bell, CA, 90201	Distribution	First lien senior secured loan	S +	6.25%	11/21/2025	0.0%	133,438	131,992	133,104
BradyIFS Holdings, LLC (fka Individual Foodservice Holdings, LLC)(1)(12) 5496 Lindbergh Lane, Bell, CA, 90201	Distribution	First lien senior secured revolving loan	S +	6.25%	11/22/2024	0.0%	—	(176)	(54)
Innovation Ventures HoldCo, LLC (dba 5 Hour Energy)(1)(5) 38955 Hills Tech Drive, Farmington Hills, MI, 48331	Food and beverage	First lien senior secured loan	S +	6.25%	3/11/2027	0.0%	125,000	122,950	122,500
Inovalon Holdings, Inc.(1)(3) 4321 Collington Road, Bowie, MD, 20716	Healthcare technology	First lien senior secured loan	L +	6.25% (incl. 2.75% PIK)	11/24/2028	0.0%	182,751	178,889	178,182
Inovalon Holdings, Inc.(1)(12) 4321 Collington Road, Bowie, MD, 20716	Healthcare technology	First lien senior secured delayed draw term loan	L +	5.75%	5/24/2024	0.0%	—	(200)	(237)
Inovalon Holdings, Inc.(1)(3) 4321 Collington Road, Bowie, MD, 20716	Healthcare technology	Second lien senior secured loan	L +	10.50% (incl. 10.50% PIK)	11/24/2033	0.0%	95,535	93,916	94,102
Integrity Marketing Acquisition, LLC(1)(4) 1445 Ross Avenue, Dallas, TX, 75202	Insurance	First lien senior secured loan	L +	5.80%	8/27/2025	0.0%	216,642	214,862	216,100
Integrity Marketing Acquisition, LLC(1)(12) 1445 Ross Avenue, Dallas, TX, 75202	Insurance	First lien senior secured revolving loan	L +	6.50%	8/27/2025	0.0%	—	(98)	(37)
Intelerad Medical Systems Incorporated (fka 11849573 Canada Inc.)(1)(6) 800 Boulevard de Maisonneuve East 12th floor, Montreal, Quebec H2L 4L8, Canada	Healthcare technology	First lien senior secured loan	S +	6.50%	8/21/2026	0.0%	117,793	116,791	117,204
Intelerad Medical Systems Incorporated (fka 11849573 Canada Inc.)(1)(5) 800 Boulevard de Maisonneuve East 12th floor, Montreal, Quebec H2L 4L8, Canada	Healthcare technology	First lien senior secured revolving loan	S +	6.50%	8/21/2026	0.0%	4,590	4,559	4,567
Interoperability Bidco, Inc. (dba Lyniate)(1)(6) 100 High Street, Boston, MA, 02110	Healthcare technology	First lien senior secured loan	S +	7.00%	12/24/2026	0.0%	66,455	66,088	65,957

($ in thousands) Company	Industry	Type of Investment	Interest Rate		Maturity / Dissolution Date	Percentage of Class Held on a Fully Diluted Basis	Principal Number of Shares / Number of Units	Amortized Cost	Fair Value
Interoperability Bidco, Inc. (dba Lyniate)(1)(6)(12) 100 High Street, Boston, MA, 02110	Healthcare technology	First lien senior secured revolving loan	S +	7.00%	12/26/2024	0.0%	1,522	1,509	1,499
Kaseya Inc.(1)(6) 701 Brickell Avenue, Miami, FL, 33131	Business services	First lien senior secured loan	S +	5.75%	6/25/2029	0.0%	18,732	18,377	18,544
Kaseya Inc.(1)(12) 701 Brickell Avenue, Miami, FL, 33131	Business services	First lien senior secured delayed draw term loan	S +	5.75%	6/24/2024	0.0%	—	(10)	—
Kaseya Inc.(1)(12) 701 Brickell Avenue, Miami, FL, 33131	Business services	First lien senior secured revolving loan	S +	5.75%	6/25/2029	0.0%	—	(21)	(11)
Knockout Intermediate Holdings I Inc. (dba Kaseya) 701 Brickell Avenue, Miami, FL, 33131	Business services	Perpetual Preferred Stock		11.75% (incl. 11.75% PIK)	N/A	0.0%	14,000	13,667	13,825
KPSKY Acquisition, Inc. (dba BluSky)(1)(2) 9110 East Nichols Avenue, Centennial, CO, 80112	Business services	First lien senior secured loan	L +	5.50%	10/19/2028	0.0%	4,941	4,856	4,817
Lazer Spot Holdings, Inc. (f/k/a Lazer Spot GB Holdings, Inc.)(1)(4) 6525 Shiloh Road, Alpharetta, GA, 30005	Transportation	First lien senior secured loan	L +	5.75%	12/9/2025	0.0%	142,598	141,262	142,598
Lazer Spot Holdings, Inc. (f/k/a Lazer Spot GB Holdings, Inc.)(1)(12) 6525 Shiloh Road, Alpharetta, GA, 30005	Transportation	First lien senior secured revolving loan	L +	5.75%	12/9/2025	0.0%	—	(227)	—
Learning Care Group (US) No. 2 Inc.(1)(3) 21333 Haggerty Road, Novi, MI, 48375	Education	Second lien senior secured loan	L +	7.50%	3/13/2026	0.0%	26,967	26,726	25,822
Lignetics Investment Corp.(1)(3) 1075 East South Boulder Road, Louisville, CO, 80027	Consumer products	First lien senior secured loan	L +	6.00%	11/1/2027	0.0%	31,059	30,733	30,438
Lignetics Investment Corp.(1)(12) 1075 East South Boulder Road, Louisville, CO, 80027	Consumer products	First lien senior secured delayed draw term loan	L +	6.00%	11/1/2023	0.0%	—	(39)	(78)
Lignetics Investment Corp.(1)(2)(12) 1075 East South Boulder Road, Louisville, CO, 80027	Consumer products	First lien senior secured revolving loan	L +	6.00%	10/30/2026	0.0%	2,824	2,778	2,729
LineStar Integrity Services LLC(1)(4) 4203 Montrose Boulevard, Houston, TX, 77006	Infrastructure and environmental services	First lien senior secured loan	L +	7.25%	2/12/2026	0.0%	56,897	57,036	53,768
Litera Bidco LLC(1)(5) 300 South Riverside Plaza, Chicago, IL, 60606	Internet software and services	First lien senior secured loan	S +	5.75%	5/29/2026	0.0%	148,677	147,381	148,354
Litera Bidco LLC(1)(3)(12) 300 South Riverside Plaza, Chicago, IL, 60606	Internet software and services	First lien senior secured revolving loan	L +	5.75%	5/30/2025	0.0%	1,578	1,547	1,549
LSI Financing 1 DAC(14) Victoria Building, 1-2 Haddington Rd, Dublin, D04 XN32, Ireland	Healthcare technology	Preferred equity		N/A	N/A	20.0%	6,174,611	6,224	6,175
Lytx, Inc.(1)(5) 9785 Towne Centre Drive, San Diego, CA, 92121	Transportation	First lien senior secured loan	S +	6.75%	2/27/2026	0.0%	71,005	70,312	70,472
Mario Purchaser, LLC (dba Len the Plumber)(1)(5) 1552 Ridgely Street, Baltimore, MD, 21230	Household products	First lien senior secured loan	S +	5.75%	4/26/2029	0.0%	13,042	12,800	12,911
Mario Purchaser, LLC (dba Len the Plumber)(1)(5)(12) 1552 Ridgely Street, Baltimore, MD, 21230	Household products	First lien senior secured delayed draw term loan	S +	5.75%	4/25/2024	0.0%	2,021	1,939	2,000

($ in thousands) Company	Industry	Type of Investment	Interest Rate		Maturity / Dissolution Date	Percentage of Class Held on a Fully Diluted Basis	Principal Number of Shares / Number of Units	Amortized Cost	Fair Value
Mario Midco Holdings, Inc. (dba Len the Plumber)(1)(12) 1552 Ridgely Street, Baltimore, MD, 21230	Household products	First lien senior secured revolving loan	S +	5.75%	4/26/2028	0.0%	—	(24)	(14)
Mario Midco Holdings, Inc. (dba Len the Plumber)(1)(5) 1552 Ridgely Street, Baltimore, MD, 21230	Household products	Unsecured facility	S +	10.75% (incl. 10.75% PIK)	4/26/2032	0.0%	4,081	3,973	4,020
Medline Borrower, LP(1)(12) Three Lakes Drive, Northfield, IL, 60093	Healthcare equipment and services	First lien senior secured revolving loan	L +	2.25%	10/21/2026	0.0%	—	(123)	(485)
MessageBird BidCo B.V.(1)(2) Trompenburgstraat 2C, 1079 TX Amsterdam, Netherlands	Internet software and services	First lien senior secured loan	L +	6.75%	5/5/2027	0.0%	77,000	75,685	75,268
MessageBird Holding B.V. Trompenburgstraat 2C, 1079 TX Amsterdam, Netherlands	Internet software and services	Extended Series C Warrants		N/A	N/A	0.0%	122,890	753	89
Metis HoldCo, Inc. (dba Mavis Tire Express Services) 358 Saw Mill River Road, Millwood, NY, 10546	Automotive	Series A Convertible Preferred Stock		7.00% (incl. 7.00% PIK)	N/A	0.0%	167,977	163,743	161,677
MHE Intermediate Holdings, LLC (dba OnPoint Group)(1)(7) 3235 Levis Commons Boulevard, Perrysburg, OH, 43551	Manufacturing	First lien senior secured loan	S +	6.00%	7/21/2027	0.0%	181,776	180,317	179,957
MHE Intermediate Holdings, LLC (dba OnPoint Group)(1)(7)(12) 3235 Levis Commons Boulevard, Perrysburg, OH, 43551	Manufacturing	First lien senior secured revolving loan	S +	6.00%	7/21/2027	0.0%	2,175	2,057	2,020
Milan Laser Holdings LLC(1)(5) 16939 Wright Plaza, Omaha, NE, 68130	Specialty Retail	First lien senior secured loan	S +	5.00%	4/27/2027	0.0%	24,055	23,873	24,055
Milan Laser Holdings LLC(1)(12) 16939 Wright Plaza, Omaha, NE, 68130	Specialty Retail	First lien senior secured revolving loan	S +	5.00%	4/27/2026	0.0%	—	(14)	—
MINDBODY, Inc.(1)(3) 4051 Broad Street, San Luis Obispo, CA, 93401	Internet software and services	First lien senior secured loan	L +	7.00%	2/14/2025	0.0%	67,637	67,330	67,637
MINDBODY, Inc.(1)(12) 4051 Broad Street, San Luis Obispo, CA, 93401	Internet software and services	First lien senior secured revolving loan	L +	7.00%	2/14/2025	0.0%	—	(22)	—
VEPF Torreys Aggregator, LLC (dba MINDBODY, Inc.) 4051 Broad Street, San Luis Obispo, CA, 93401	Internet software and services	Series A Preferred Stock		6.00% (incl. 6.00% PIK)	N/A	0.8%	21,250	22,544	22,319
Minerva Holdco, Inc. 135 South Road, Farmington, CT, 06032	Healthcare technology	Series A Preferred Stock		10.75% (incl. 10.75% PIK)	N/A	0.0%	7,483	7,354	6,734
Ministry Brands Holdings, LLC(1)(2) 14488 Old Stage Road, Lenoir City, TN, 37772	Internet software and services	First lien senior secured loan	L +	5.50%	12/29/2028	0.0%	701	689	683
Ministry Brands Holdings, LLC(1)(12) 14488 Old Stage Road, Lenoir City, TN, 37772	Internet software and services	First lien senior secured delayed draw term loan	L +	5.50%	12/27/2023	0.0%	—	(2)	(3)
Ministry Brands Holdings, LLC(1)(2)(12) 14488 Old Stage Road, Lenoir City, TN, 37772	Internet software and services	First lien senior secured revolving loan	L +	5.50%	12/30/2027	0.0%	34	33	32
Motus Group, LLC(1)(2) 60 South Street, Boston, MA, 02111	Transportation	Second lien senior secured loan	L +	6.50%	12/10/2029	0.0%	10,810	10,712	10,594

($ in thousands) Company	Industry	Type of Investment	Interest Rate		Maturity / Dissolution Date	Percentage of Class Held on a Fully Diluted Basis	Principal Number of Shares / Number of Units	Amortized Cost	Fair Value
Muine Gall, LLC(1)(4) 1209 Orange Street, Wilmington, DE 19801	Financial services	First lien senior secured loan	L +	7.00% (incl. 7.00% PIK)	9/23/2024	0.0%	261,493	262,995	254,956
National Dentex Labs LLC (fka Barracuda Dental LLC)(1)(3) 11601 Kew Gardens Avenue, Palm Beach Gardens, FL, 33410	Healthcare providers and services	First lien senior secured loan	L +	8.00% (incl. 3.00% PIK)	10/27/2025	0.0%	106,033	104,979	103,381
National Dentex Labs LLC (fka Barracuda Dental LLC)(1)(3)(12) 11601 Kew Gardens Avenue, Palm Beach Gardens, FL, 33410	Healthcare providers and services	First lien senior secured revolving loan	L +	7.00%	10/27/2025	0.0%	9,195	9,055	8,961
Natural Partners, LLC(1)(4) 245 Cooper St Ottawa ON K2P 0G2	Healthcare providers and services	First lien senior secured loan	L +	6.00%	11/29/2027	0.0%	924	908	906
Natural Partners, LLC(1)(12) 245 Cooper St Ottawa ON K2P 0G2	Healthcare providers and services	First lien senior secured revolving loan	L +	6.00%	11/29/2027	0.0%	—	(1)	(1)
Nelipak Holding Company(1)(3) 21 Amflex Drive, Cranston, RI, 02921	Healthcare equipment and services	First lien senior secured loan	L +	4.25%	7/2/2026	0.0%	2,286	2,260	2,269
Nelipak Holding Company(1)(3) 21 Amflex Drive, Cranston, RI, 02921	Healthcare equipment and services	Second lien USD senior secured loan	L +	8.25%	7/2/2027	0.0%	67,006	66,348	66,503
Nelipak Holding Company(1)(3)(12) 21 Amflex Drive, Cranston, RI, 02921	Healthcare equipment and services	First lien senior secured USD revolving loan	L +	4.25%	7/2/2024	0.0%	1,072	1,028	1,017
Nelipak Holding Company(1)(9)(12) 21 Amflex Drive, Cranston, RI, 02921	Healthcare equipment and services	First lien senior secured EUR revolving loan	E +	4.50%	7/2/2024	0.0%	2,574	2,516	2,522
Nelipak Holding Company(1)(10) 21 Amflex Drive, Cranston, RI, 02921	Healthcare equipment and services	Second lien EUR senior secured loan	E +	8.50%	7/2/2027	0.0%	64,142	66,603	63,340
Nellson Nutraceutical, LLC(1)(5) 5115 East La Palma Avenue, Anaheim, CA, 92807	Food and beverage	First lien senior secured loan	S +	5.75%	12/23/2025	0.0%	25,982	25,643	25,527
NMI Acquisitionco, Inc. (dba Network Merchants)(1)(2) 1450 American Lane, Schaumburg, IL, 60173	Financial services	First lien senior secured loan	L +	5.75%	9/8/2025	0.0%	25,048	24,933	24,735
NMI Acquisitionco, Inc. (dba Network Merchants)(1)(2)(12) 1450 American Lane, Schaumburg, IL, 60173	Financial services	First lien senior secured delayed draw term loan	L +	5.75%	10/2/2023	0.0%	5,923	5,844	5,834
NMI Acquisitionco, Inc. (dba Network Merchants)(1)(12) 1450 American Lane, Schaumburg, IL, 60173	Financial services	First lien senior secured revolving loan	L +	5.75%	9/8/2025	0.0%	—	(13)	(21)
Norvax, LLC (dba GoHealth)(1)(3) 214 West Huron Street, Chicago, IL, 60654	Insurance	First lien senior secured loan	L +	7.50%	9/15/2025	0.0%	76,588	74,905	75,440
Norvax, LLC (dba GoHealth)(1)(12) 214 West Huron Street, Chicago, IL, 60654	Insurance	First lien senior secured revolving loan	L +	6.50%	9/13/2024	0.0%	—	(63)	(184)
GoHealth, Inc. 214 West Huron Street, Chicago, IL, 60654	Insurance	Common stock		N/A	N/A	0.3%	1,021,885	5,232	712
Notorious Topco, LLC (dba Beauty Industry Group)(1)(6) 631 North 400 West, Salt Lake City, UT, 84103	Specialty Retail	First lien senior secured loan	S +	6.75%	11/23/2027	0.0%	109,355	107,959	108,809

($ in thousands) Company	Industry	Type of Investment	Interest Rate		Maturity / Dissolution Date	Percentage of Class Held on a Fully Diluted Basis	Principal Number of Shares / Number of Units	Amortized Cost	Fair Value
Notorious Topco, LLC (dba Beauty Industry Group)(1)(6)(12) 631 North 400 West, Salt Lake City, UT, 84103	Specialty Retail	First lien senior secured delayed draw term loan	S +	6.75%	11/23/2023	0.0%	9,530	9,336	9,482
Notorious Topco, LLC (dba Beauty Industry Group)(1)(6)(12) 631 North 400 West, Salt Lake City, UT, 84103	Specialty Retail	First lien senior secured revolving loan	S +	6.75%	5/24/2027	0.0%	1,596	1,481	1,548
Nutraceutical International Corporation(1)(2) 222 South Main Street, Salt Lake City, UT, 84101	Food and beverage	First lien senior secured loan	L +	7.00%	9/30/2026	0.0%	186,644	184,758	169,845
Nutraceutical International Corporation(1)(2) 222 South Main Street, Salt Lake City, UT, 84101	Food and beverage	First lien senior secured revolving loan	L +	7.00%	9/30/2025	0.0%	13,578	13,467	12,356
OB Hospitalist Group, Inc.(1)(3) 777 Lowndes Hill Road, Greenville, SC, 29607	Healthcare providers and services	First lien senior secured loan	L +	5.50%	9/27/2027	0.0%	95,029	93,464	93,841
OB Hospitalist Group, Inc.(1)(3)(12) 777 Lowndes Hill Road, Greenville, SC, 29607	Healthcare providers and services	First lien senior secured revolving loan	L +	5.50%	9/27/2027	0.0%	5,251	5,012	5,062
Ex Vivo Parent Inc. (dba OB Hospitalist)(1)(3) 777 Lowndes Hill Road, Greenville, SC, 29607	Healthcare providers and services	First lien senior secured loan	L +	9.50%	9/27/2028	0.0%	57,810	56,803	56,509
KOBHG Holdings, L.P. (dba OB Hospitalist) 777 Lowndes Hill Road, Greenville, SC, 29607	Healthcare providers and services	Class A Interests		N/A	N/A	1.4%	6,670	6,670	6,196
Offen, Inc.(1)(2) 5100 E. 78th Avenue, Commerce City, CO, 80022	Distribution	First lien senior secured loan	L +	5.00%	6/22/2026	0.0%	18,695	18,596	18,695
Ole Smoky Distillery, LLC(1)(5) 236 East Main Street, Sevierville, TN, 37862	Food and beverage	First lien senior secured loan	S +	5.25%	3/31/2028	0.0%	877	861	860
Ole Smoky Distillery, LLC(1)(12) 236 East Main Street, Sevierville, TN, 37862	Food and beverage	First lien senior secured revolving loan	S +	5.25%	3/31/2028	0.0%	—	(2)	(2)
ORCC Senior Loan Fund LLC (fka Sebago Lake LLC)(13) 399 Park Avenue, 38th Floor, New York, NY 10022	Investment funds and vehicles	LLC Interest		N/A	N/A	0.0%	318,839	318,839	288,981
Pacific BidCo Inc.(1)(6) Otto-Hahn-Strasse, Plankstadt, Germany, 68723	Healthcare providers and services	First lien senior secured loan	S +	5.75%	8/13/2029	0.0%	30,924	30,184	30,228
Pacific BidCo Inc.(1)(12) Otto-Hahn-Strasse, Plankstadt, Germany, 68723	Healthcare providers and services	First lien senior secured delayed draw term loan	S +	5.75%	8/11/2025	0.0%	—	(41)	(34)
Packaging Coordinators Midco, Inc.(1)(3) 3001 Red Lion Road, Philadelphia, PA, 19114	Healthcare equipment and services	Second lien senior secured loan	L +	7.00%	12/13/2029	0.0%	196,044	192,817	185,261
KPCI Holdings, L.P. 3001 Red Lion Road, Philadelphia, PA, 19114	Healthcare equipment and services	Class A Units		N/A	N/A	5.7%	30,425	32,284	34,497
Patriot Acquisition TopCo S.A.R.L (dba Corza Health, Inc.) (1)(6) 247 Station Dr, Westwood, MA 02090	Healthcare equipment and services	First lien senior secured loan	S +	6.75%	1/31/2028	0.0%	135,372	133,607	133,680
Patriot Acquisition TopCo S.A.R.L (dba Corza Health, Inc.) (1)(6)(12) 247 Station Dr, Westwood, MA 02090	Healthcare equipment and services	First lien senior secured revolving loan	S +	6.75%	1/29/2026	0.0%	2,901	2,728	2,732

($ in thousands) Company	Industry	Type of Investment	Interest Rate		Maturity / Dissolution Date	Percentage of Class Held on a Fully Diluted Basis	Principal Number of Shares / Number of Units	Amortized Cost	Fair Value
Patriot Holdings SCSp (dba Corza Health, Inc.) 247 Station Dr, Westwood, MA 02090	Healthcare equipment and services	Class B Units		N/A	N/A	0.8%	97,833	18	1,145
Patriot Holdings SCSp (dba Corza Health, Inc.) 247 Station Dr, Westwood, MA 02090	Healthcare equipment and services	Class A Units		8.00% (incl. 8.00% PIK)	N/A	1.0%	7,104	8,265	8,534
Peraton Corp.(1)(2) 1875 Explorer Street, Herndon, VA, 20170	Aerospace and defense	Second lien senior secured loan	L +	7.75%	2/1/2029	0.0%	46,113	45,539	43,691
Peter C. Foy & Associates Insurance Services, LLC (dba PCF Insurance Services)(1)(4) 2500 West Executive Parkway, Lehi, UT, 84043	Insurance	First lien senior secured loan	L +	6.00%	11/1/2028	0.0%	134,907	133,740	134,570
Peter C. Foy & Associates Insurance Services, LLC (dba PCF Insurance Services)(1)(12) 2500 West Executive Parkway, Lehi, UT, 84043	Insurance	First lien senior secured revolving loan	L +	6.00%	11/1/2027	0.0%	—	(50)	(15)
PCF Midco II, LLC (dba PCF Insurance Services) 2500 West Executive Parkway, Lehi, UT, 84043	Insurance	First lien senior secured loan		9.00% (incl. 9.00% PIK)	10/31/2031	0.0%	131,818	121,345	118,636
PCF Holdco, LLC (dba PCF Insurance Services) 2500 West Executive Parkway, Lehi, UT, 84043	Insurance	Class A Units		N/A	N/A	3.6%	14,772,724	37,464	67,456
PHM Netherlands Midco B.V. (dba Loparex)(1)(3) 1255 Crescent Green, Cary, NC, 27518	Manufacturing	First lien senior secured loan	L +	4.50%	7/31/2026	0.0%	778	740	751
PHM Netherlands Midco B.V. (dba Loparex)(1)(3) 1255 Crescent Green, Cary, NC, 27518	Manufacturing	Second lien senior secured loan	L +	8.75%	7/30/2027	0.0%	112,000	106,756	109,200
Phoenix Newco, Inc. (dba Parexel)(1)(2) 275 Grove Street, Waltham, MA, 02466	Healthcare providers and services	Second lien senior secured loan	L +	6.50%	11/15/2029	0.0%	190,000	188,302	186,200
Ping Identity Holding Corp.(1)(5) 1001 17th Street, Denver, CO, 80202	Business services	First lien senior secured loan	S +	7.00%	10/17/2029	0.0%	909	896	895
Ping Identity Holding Corp.(1)(12) 1001 17th Street, Denver, CO, 80202	Business services	First lien senior secured revolving loan	S +	7.00%	10/17/2028	0.0%	—	(1)	(1)
Plasma Buyer LLC (dba PathGroup)(1)(5) 5301 Virginia Way, Brentwood, TN, 37027	Healthcare providers and services	First lien senior secured loan	S +	5.75%	5/14/2029	0.0%	679	666	667
Plasma Buyer LLC (dba PathGroup)(1)(12) 5301 Virginia Way, Brentwood, TN, 37027	Healthcare providers and services	First lien senior secured delayed draw term loan	S +	5.75%	5/13/2024	0.0%	—	(2)	(1)
Plasma Buyer LLC (dba PathGroup)(1)(12) 5301 Virginia Way, Brentwood, TN, 37027	Healthcare providers and services	First lien senior secured revolving loan	S +	5.75%	5/12/2028	0.0%	—	(1)	(1)
Pluralsight, LLC(1)(3) 42 Future Way, Draper, UT, 84020	Education	First lien senior secured loan	L +	8.00%	4/6/2027	0.0%	99,450	98,455	97,958
Pluralsight, LLC(1)(2)(12) 42 Future Way, Draper, UT, 84020	Education	First lien senior secured revolving loan	L +	8.00%	4/6/2027	0.0%	3,118	3,055	3,024
PPV Intermediate Holdings, LLC(1)(6) 141 Longwater Drive, Hingham, MA, 02061	Healthcare providers and services	First lien senior secured loan	S +	5.75%	8/31/2029	0.0%	823	808	807

($ in thousands) Company	Industry	Type of Investment	Interest Rate		Maturity / Dissolution Date	Percentage of Class Held on a Fully Diluted Basis	Principal Number of Shares / Number of Units	Amortized Cost	Fair Value
PPV Intermediate Holdings, LLC(1)(12) 141 Longwater Drive, Hingham, MA, 02061	Healthcare providers and services	First lien senior secured delayed draw term loan	S +	5.75%	9/2/2024	0.0%	—	(2)	(1)
PPV Intermediate Holdings, LLC(1)(6)(12) 141 Longwater Drive, Hingham, MA, 02061	Healthcare providers and services	First lien senior secured revolving loan	S +	5.75%	8/31/2029	0.0%	18	17	17
Pregis Topco LLC(1)(2) 1650 Lake Cook Road, Deerfield, IL, 60015	Containers and packaging	Second lien senior secured loan	L +	7.02%	8/1/2029	0.0%	160,000	157,716	158,193
Premier Imaging, LLC (dba LucidHealth)(1)(2) 100 East Campus View Boulevard, Columbus, OH, 43235	Healthcare providers and services	First lien senior secured loan	L +	5.75%	1/2/2025	0.0%	42,998	42,666	42,460
Project Power Buyer, LLC (dba PEC-Veriforce)(1)(2) 233 General Patton Ave. Mandeville, LA 70471	Oil and gas	First lien senior secured loan	L +	6.00%	5/14/2026	0.0%	44,630	44,292	44,630
Project Power Buyer, LLC (dba PEC-Veriforce)(1)(12) 233 General Patton Ave. Mandeville, LA 70471	Oil and gas	First lien senior secured revolving loan	L +	6.00%	5/14/2025	0.0%	—	(16)	—
Proofpoint, Inc.(1)(3) 925 West Maude Avenue, Sunnyvale, CA, 94085	Internet software and services	Second lien senior secured loan	L +	6.25%	8/31/2029	0.0%	19,600	19,514	18,767
PS Operating Company LLC (fka QC Supply, LLC)(1)(3)(13) Post Office Box 581, Schuyler, NE, 68661	Distribution	First lien senior secured loan	L +	6.00%	12/31/2024	0.0%	13,241	12,976	12,778
PS Operating Company LLC (fka QC Supply, LLC)(1)(3)(12)(13) Post Office Box 581, Schuyler, NE, 68661	Distribution	First lien senior secured revolving loan	L +	6.00%	12/31/2024	0.0%	3,807	3,708	3,633
PS Op Holdings LLC (fka QC Supply, LLC)(13) Post Office Box 581, Schuyler, NE, 68661	Distribution	Class A Common Units		N/A	N/A	33.1%	248,271	4,300	3,950
QAD, Inc.(1)(2) 100 Innovation Place, Santa Barbara, CA, 93108	Internet software and services	First lien senior secured loan	L +	6.00%	11/5/2027	0.0%	26,372	25,929	25,713
QAD, Inc.(1)(12) 100 Innovation Place, Santa Barbara, CA, 93108	Internet software and services	First lien senior secured revolving loan	L +	6.00%	11/5/2027	0.0%	—	(55)	(86)
Quva Pharma, Inc.(1)(3) 3 Sugar Creek Center Boulevard, Sugar Land, TX, 77478	Healthcare providers and services	First lien senior secured loan	L +	5.50%	4/12/2028	0.0%	39,500	38,554	38,710
Quva Pharma, Inc.(1)(3)(12) 3 Sugar Creek Center Boulevard, Sugar Land, TX, 77478	Healthcare providers and services	First lien senior secured revolving loan	L +	5.50%	4/10/2026	0.0%	1,920	1,841	1,840
REALPAGE, INC.(1)(2) 2201 Lakeside Boulevard, Richardson, TX, 75082	Buildings and real estate	Second lien senior secured loan	L +	6.50%	4/23/2029	0.0%	34,500	34,067	33,033
Recipe Acquisition Corp. (dba Roland Corporation)(1)(6) 71 West 23rd Street, New York, NY, 10010	Food and beverage	Second lien senior secured loan	S +	9.00%	12/22/2023	0.0%	32,000	31,960	31,520
Relativity ODA LLC(1)(2) 231 South LaSalle Street, Chicago, IL, 60604	Professional services	First lien senior secured loan	L +	7.50% (incl. 7.50% PIK)	5/12/2027	0.0%	83,982	83,128	83,772
Relativity ODA LLC(1)(12) 231 South LaSalle Street, Chicago, IL, 60604	Professional services	First lien senior secured revolving loan	L +	6.50%	5/12/2027	0.0%	—	(80)	(18)
Rhea Parent, Inc.(1)(6) 1 Technology Circle, Columbia, SC, 29203	Healthcare equipment and services	First lien senior secured loan	S +	5.75%	2/19/2029	0.0%	770	756	753

($ in thousands) Company	Industry	Type of Investment	Interest Rate		Maturity / Dissolution Date	Percentage of Class Held on a Fully Diluted Basis	Principal Number of Shares / Number of Units	Amortized Cost	Fair Value
Rhea Acquisition Holdings, LP 1 Technology Circle, Columbia, SC, 29203	Healthcare equipment and services	Series A-2 Units		N/A	N/A	0.0%	119,048	119	119
Safety Products/JHC Acquisition Corp. (dba Justrite Safety Group)(1)(2) 1751 Lake Cook Road, Deerfield, IL, 60015	Manufacturing	First lien senior secured loan	L +	4.50%	6/29/2026	0.0%	13,781	13,706	13,470
SailPoint Technologies Holdings, Inc.(1)(5) 11120 Four Points Drive, Austin, TX, 78726	Internet software and services	First lien senior secured loan	S +	6.25%	8/15/2029	0.0%	45,640	44,713	44,727
SailPoint Technologies Holdings, Inc.(1)(12) 11120 Four Points Drive, Austin, TX, 78726	Internet software and services	First lien senior secured revolving loan	S +	6.25%	8/15/2028	0.0%	—	(82)	(87)
Project Hotel California Co-Invest Fund, L.P. 11120 Four Points Drive, Austin, TX, 78726	Internet software and services	LP Interest		N/A	N/A	0.1%	2,687	2,687	2,685
Sara Lee Frozen Bakery, LLC (fka KSLB Holdings, LLC)(1)(3) 1 Tower Lane Suite 500, Oakbrook Terrace, IL 60181, Oakbrook Terrace, IL, 60181	Food and beverage	First lien senior secured loan	L +	4.50%	7/30/2025	0.0%	43,522	43,166	40,693
Sara Lee Frozen Bakery, LLC (fka KSLB Holdings, LLC)(1)(3)(12) 1 Tower Lane Suite 500, Oakbrook Terrace, IL 60181, Oakbrook Terrace, IL, 60181	Food and beverage	First lien senior secured revolving loan	L +	4.50%	7/31/2023	0.0%	7,020	6,997	6,435
Securonix, Inc.(1)(6) 5080 Spectrum Drive, Addison, TX, 75001	Internet software and services	First lien senior secured loan	S +	6.50%	4/5/2028	0.0%	847	840	839
Securonix, Inc.(1)(12) 5080 Spectrum Drive, Addison, TX, 75001	Internet software and services	First lien senior secured revolving loan	S +	6.50%	4/5/2028	0.0%	—	(1)	(2)
Shearer's Foods, LLC(1)(2) 100 Lincoln Way East, Massillon, OH, 44646	Food and beverage	Second lien senior secured loan	L +	7.75%	9/22/2028	0.0%	115,200	114,325	114,624
SimpliSafe Holding Corporation(1)(5) 294 Washington Street, Boston, MA, 02108	Household products	First lien senior secured loan	S +	6.25%	5/2/2028	0.0%	6,142	6,030	6,065
SimpliSafe Holding Corporation(1)(12) 294 Washington Street, Boston, MA, 02108	Household products	First lien senior secured delayed draw term loan	S +	6.25%	5/2/2024	0.0%	—	(7)	(2)
Smarsh Inc.(1)(7) 851 Southwest 6th Avenue, Portland, OR, 97204	Financial services	First lien senior secured loan	S +	6.50%	2/16/2029	0.0%	762	755	754
Smarsh Inc.(1)(7)(12) 851 Southwest 6th Avenue, Portland, OR, 97204	Financial services	First lien senior secured delayed draw term loan	S +	6.50%	2/19/2024	0.0%	95	93	94
Smarsh Inc.(1)(12) 851 Southwest 6th Avenue, Portland, OR, 97204	Financial services	First lien senior secured revolving loan	S +	6.50%	2/16/2029	0.0%	—	—	—
Sonny's Enterprises LLC(1)(6) 5605 Hiatus Road, Tamarac, FL, 33321	Manufacturing	First lien senior secured loan	S +	6.75%	8/5/2026	0.0%	229,908	226,995	229,908
Sonny's Enterprises LLC(1)(12) 5605 Hiatus Road, Tamarac, FL, 33321	Manufacturing	First lien senior secured revolving loan	S +	6.75%	8/5/2025	0.0%	—	(186)	—
Space Exploration Technologies Corp. 1 Rocket Road, Hawthorne, CA, 90250	Aerospace and defense	Class A Common Stock		N/A	N/A	0.0%	46,605	2,557	3,509

($ in thousands) Company	Industry	Type of Investment	Interest Rate		Maturity / Dissolution Date	Percentage of Class Held on a Fully Diluted Basis	Principal Number of Shares / Number of Units	Amortized Cost	Fair Value
Space Exploration Technologies Corp. 1 Rocket Road, Hawthorne, CA, 90250	Aerospace and defense	Class C Common Stock		N/A	N/A	0.0%	9,360	446	705
Spotless Brands, LLC(1)(6) 1 Mid America Plaza Suite 210, Chicago, IL, 60181	Professional services	First lien senior secured loan	S +	6.50%	7/25/2028	0.0%	48,592	47,675	47,621
Spotless Brands, LLC(1)(12) 1 Mid America Plaza Suite 210, Chicago, IL, 60181	Professional services	First lien senior secured revolving loan	S +	6.50%	7/25/2028	0.0%	—	(24)	(26)
Swipe Acquisition Corporation (dba PLI)(1)(5)(13) 1220 Trade Drive, Las Vegas, NV, 89030	Advertising and media	First lien senior secured loan	S +	8.00%	6/28/2024	0.0%	49,360	48,911	49,236
Swipe Acquisition Corporation (dba PLI)(1)(6)(12)(13) 1220 Trade Drive, Las Vegas, NV, 89030	Advertising and media	First lien senior secured delayed draw term loan	S +	8.00%	5/31/2023	0.0%	14,698	14,698	14,645
Swipe Acquisition Corporation (dba PLI)(1)(12)(13) 1220 Trade Drive, Las Vegas, NV, 89030	Advertising and media	Letter of Credit	S +	8.00%	6/28/2024	0.0%	—	2	—
New PLI Holdings, LLC (dba PLI)(13) 1220 Trade Drive, Las Vegas, NV, 89030	Advertising and media	Class A Common Units		N/A	N/A	86.7%	86,745	48,008	97,799
SWK BUYER, Inc. (dba Stonewall Kitchen)(1)(7) 2 Stonewall Lane, York, ME, 03909	Consumer products	First lien senior secured loan	S +	5.25%	3/12/2029	0.0%	751	737	728
SWK BUYER, Inc. (dba Stonewall Kitchen)(1)(12) 2 Stonewall Lane, York, ME, 03909	Consumer products	First lien senior secured delayed draw term loan	S +	5.25%	3/11/2024	0.0%	—	(2)	(4)
SWK BUYER, Inc. (dba Stonewall Kitchen)(1)(5)(12) 2 Stonewall Lane, York, ME, 03909	Consumer products	First lien senior secured revolving loan	S +	5.25%	3/12/2029	0.0%	25	23	22
Tahoe Finco, LLC(1)(2) 1101 CM Amsterdam, the Netherlands, Herikerbergweg 88	Internet software and services	First lien senior secured loan	L +	6.00%	9/29/2028	0.0%	123,256	122,199	121,099
Tahoe Finco, LLC(1)(12) 1101 CM Amsterdam, the Netherlands, Herikerbergweg 88	Internet software and services	First lien senior secured revolving loan	L +	6.00%	10/1/2027	0.0%	—	(73)	(162)
Tall Tree Foods, Inc.(1)(2) 1190 West Loop SouthHouston, TX 77028	Food and beverage	First lien senior secured loan	L +	7.25%	1/31/2023	0.0%	39,084	39,084	39,084
Tamarack Intermediate, L.L.C. (dba Verisk 3E)(1)(7) 1905 Aston Avenue, Carlsbad, CA, 92029	Infrastructure and environmental services	First lien senior secured loan	S +	5.75%	3/13/2028	0.0%	855	840	838
Tamarack Intermediate, L.L.C. (dba Verisk 3E)(1)(5)(12) 1905 Aston Avenue, Carlsbad, CA, 92029	Infrastructure and environmental services	First lien senior secured revolving loan	S +	5.75%	3/13/2028	0.0%	25	23	22
Tempo Buyer Corp. (dba Global Claims Services)(1)(3) 6745 Philips Industrial Blvd, Jacksonville, FL, 32256	Insurance	First lien senior secured loan	L +	5.50%	8/28/2028	0.0%	1,078	1,060	1,051
Tempo Buyer Corp. (dba Global Claims Services)(1)(12) 6745 Philips Industrial Blvd, Jacksonville, FL, 32256	Insurance	First lien senior secured delayed draw term loan	L +	5.50%	8/28/2023	0.0%	—	(2)	(5)

($ in thousands) Company	Industry	Type of Investment	Interest Rate		Maturity / Dissolution Date	Percentage of Class Held on a Fully Diluted Basis	Principal Number of Shares / Number of Units	Amortized Cost	Fair Value
Tempo Buyer Corp. (dba Global Claims Services)(1)(8)(12) 6745 Philips Industrial Blvd, Jacksonville, FL, 32256	Insurance	First lien senior secured revolving loan	P +	4.50%	8/26/2027	0.0%	12	10	8
The NPD Group, L.P.(1)(5) 900 West Shore Road, Port Washington, NY, 11050	Advertising and media	First lien senior secured loan	S +	6.25% (incl. 2.75% PIK)	12/1/2028	0.0%	23,717	23,252	23,243
The NPD Group, L.P.(1)(5)(12) 900 West Shore Road, Port Washington, NY, 11050	Advertising and media	First lien senior secured revolving loan	S +	5.75%	12/1/2027	0.0%	181	153	151
The Shade Store, LLC(1)(6) 21 Abendroth Avenue, Port Chester, NY, 10573	Specialty Retail	First lien senior secured loan	S +	6.00%	10/13/2027	0.0%	9,000	8,907	8,753
The Shade Store, LLC(1)(6)(12) 21 Abendroth Avenue, Port Chester, NY, 10573	Specialty Retail	First lien senior secured revolving loan	S +	6.00%	10/13/2026	0.0%	255	246	230
THG Acquisition, LLC (dba Hilb)(1)(2) 6802 Paragon Place, Richmond, VA, 23230	Insurance	First lien senior secured loan	L +	5.75%	12/2/2026	0.0%	74,744	73,593	73,810
THG Acquisition, LLC (dba Hilb)(1)(12) 6802 Paragon Place, Richmond, VA, 23230	Insurance	First lien senior secured revolving loan	L +	5.75%	12/2/2025	0.0%	—	(112)	(108)
Thunder Purchaser, Inc. (dba Vector Solutions)(1)(3) 4890 West Kennedy Boulevard, Tampa, FL, 33609	Internet software and services	First lien senior secured loan	L +	5.75%	6/30/2028	0.0%	64,151	63,623	62,868
Thunder Purchaser, Inc. (dba Vector Solutions)(1)(3)(12) 4890 West Kennedy Boulevard, Tampa, FL, 33609	Internet software and services	First lien senior secured delayed draw term loan	L +	5.75%	8/17/2023	0.0%	3,928	3,891	3,779
Thunder Purchaser, Inc. (dba Vector Solutions)(1)(3)(12) 4890 West Kennedy Boulevard, Tampa, FL, 33609	Internet software and services	First lien senior secured revolving loan	L +	5.75%	6/30/2027	0.0%	1,316	1,287	1,239
Thunder Topco L.P. (dba Vector Solutions) 4890 West Kennedy Boulevard, Tampa, FL, 33609	Internet software and services	Common Units		N/A	N/A	0.4%	3,829,614	3,830	3,783
Tivity Health, Inc.(1)(6) 701 Cool Springs Boulevard, Franklin, TN, 37067	Healthcare providers and services	First lien senior secured loan	S +	6.00%	6/28/2029	0.0%	998	974	983
Troon Golf, L.L.C.(1)(4) 15044 North Scottsdale Road, Scottsdale, AZ, 85254	Leisure and entertainment	First lien senior secured loan	L +	5.75%	8/5/2027	0.0%	280,236	279,111	280,236
Troon Golf, L.L.C.(1)(12) 15044 North Scottsdale Road, Scottsdale, AZ, 85254	Leisure and entertainment	First lien senior secured revolving loan	L +	5.75%	8/5/2026	0.0%	—	(78)	—
Ultimate Baked Goods Midco, LLC(1)(2) 828 Kasota Avenue South East, Minneapolis, MN, 55414	Food and beverage	First lien senior secured loan	L +	6.50%	8/13/2027	0.0%	81,234	79,589	78,797
Ultimate Baked Goods Midco, LLC(1)(2)(12) 828 Kasota Avenue South East, Minneapolis, MN, 55414	Food and beverage	First lien senior secured revolving loan	L +	6.50%	8/13/2027	0.0%	2,611	2,420	2,312
Unified Women's Healthcare, LP(1)(5) 1501 Yamato Road, Boca Raton, FL, 33431	Healthcare providers and services	First lien senior secured loan	S +	5.25%	6/18/2029	0.0%	878	872	878
Unified Women's Healthcare, LP(1)(12) 1501 Yamato Road, Boca Raton, FL, 33431	Healthcare providers and services	First lien senior secured delayed draw term loan	S +	5.25%	6/17/2024	0.0%	—	—	—

($ in thousands) Company	Industry	Type of Investment	Interest Rate		Maturity / Dissolution Date	Percentage of Class Held on a Fully Diluted Basis	Principal Number of Shares / Number of Units	Amortized Cost	Fair Value
Unified Women's Healthcare, LP(1)(12) 1501 Yamato Road, Boca Raton, FL, 33431	Healthcare providers and services	First lien senior secured revolving loan	S +	5.25%	6/18/2029	0.0%	—	(1)	—
USRP Holdings, Inc. (dba U.S. Retirement and Benefits Partners)(1)(3) 99 Wood Avenue South, Iselin, NJ, 08830	Insurance	First lien senior secured loan	L +	5.50%	7/23/2027	0.0%	38,696	38,075	37,922
USRP Holdings, Inc. (dba U.S. Retirement and Benefits Partners)(1)(12) 99 Wood Avenue South, Iselin, NJ, 08830	Insurance	First lien senior secured revolving loan	L +	5.50%	7/23/2027	0.0%	—	(65)	(85)
KUSRP Intermediate, Inc. (dba U.S. Retirement and Benefits Partners)(1)(4) 99 Wood Avenue South, Iselin, NJ, 08830	Insurance	First lien senior secured loan	L +	9.50% (incl. 9.50% PIK)	7/24/2028	0.0%	34,918	34,399	34,482
Valence Surface Technologies LLC(1)(6) 1790 Hughes Landing Blvd Ste. 300The Woodlands, TX 77380	Aerospace and defense	First lien senior secured loan	S +	7.75% (incl. 3.88% PIK)	6/30/2025	0.0%	128,074	127,233	102,459
Valence Surface Technologies LLC(1)(6)(12) 1790 Hughes Landing Blvd Ste. 300The Woodlands, TX 77380	Aerospace and defense	First lien senior secured revolving loan	S +	7.75%	6/30/2025	0.0%	10,408	10,345	8,316
Velocity HoldCo III Inc. (dba VelocityEHS)(1)(4) 222 Merchandise Mart Plaza, Chicago, IL, 60654	Chemicals	First lien senior secured loan	L +	5.75%	4/22/2027	0.0%	21,992	21,614	21,992
Velocity HoldCo III Inc. (dba VelocityEHS)(1)(2)(12) 222 Merchandise Mart Plaza, Chicago, IL, 60654	Chemicals	First lien senior secured revolving loan	L +	5.75%	4/22/2026	0.0%	268	248	268
Vermont Aus Pty Ltd(1)(6) Quarter One, Level 2, 1 Epping Road, North Ryde, NSW 2113	Healthcare providers and services	First lien senior secured loan	S +	5.50%	3/22/2028	0.0%	993	970	968
Walker Edison Furniture Company LLC(1)(3) 1553 West 9000 South, Salt Lake City, UT, 84088	Household products	First lien senior secured loan	L +	8.75% (incl. 3.00% PIK)	3/31/2027	0.0%	86,203	83,193	43,963
When I Work, Inc.(1)(3) 420 North 5th Street, Minneapolis, MN, 55401	Internet software and services	First lien senior secured loan	L +	7.00% (incl. 7.00% PIK)	11/2/2027	0.0%	5,200	5,158	5,096
When I Work, Inc.(1)(12) 420 North 5th Street, Minneapolis, MN, 55401	Internet software and services	First lien senior secured revolving loan	L +	6.00%	11/2/2027	0.0%	—	(7)	(18)
BCTO WIW Holdings, Inc. (dba When I Work) 420 North 5th Street, Minneapolis, MN, 55401	Internet software and services	Class A Common Stock		N/A	N/A	0.5%	13,000	1,300	1,171
Windows Entities 6201 E 43rd St, Tulsa, OK 74135	Manufacturing	LLC Units		N/A	N/A	22.5%	31,849	60,318	121,419
Wingspire Capital Holdings LLC(12)(13) 8000 Avalon Blvd., Suite 100, Alpharetta, GA 30009	Asset Based Lending and Fund Finance	LLC interest		N/A	N/A	75.0%	364,145	364,145	431,531
WU Holdco, Inc. (dba Weiman Products, LLC)(1)(3) One Market Street, Gurnee, IL, 60031	Consumer products	First lien senior secured loan	L +	5.50%	3/26/2026	0.0%	202,864	200,481	197,793
WU Holdco, Inc. (dba Weiman Products, LLC)(1)(3)(12) One Market Street, Gurnee, IL, 60031	Consumer products	First lien senior secured revolving loan	L +	5.50%	3/26/2025	0.0%	9,987	9,826	9,507

($ in thousands) Company	Industry	Type of Investment	Interest Rate		Maturity / Dissolution Date	Percentage of Class Held on a Fully Diluted Basis	Principal Number of Shares / Number of Units	Amortized Cost	Fair Value
WMC Bidco, Inc. (dba West Monroe) 222 West Adams Street, Chicago, IL, 60606	Internet software and services	Senior Preferred Stock		11.25% (incl. 11.25% PIK)	N/A	0.0%	18,427	18,039	17,230
Zendesk, Inc.(1)(6) 989 Market Street, San Francisco, CA, 94103	Internet software and services	First lien senior secured loan	S +	6.50%	11/22/2028	0.0%	69,409	68,040	67,674
Zendesk, Inc.(1)(12) 989 Market Street, San Francisco, CA, 94103	Internet software and services	First lien senior secured delayed draw term loan	S +	6.50%	11/22/2024	0.0%	—	(631)	(260)
Zendesk, Inc.(1)(12) 989 Market Street, San Francisco, CA, 94103	Internet software and services	First lien senior secured revolving loan	S +	6.50%	11/22/2028	0.0%	—	(140)	(179)
Zoro TopCo, Inc. (dba Zendesk, Inc.) 989 Market Street, San Francisco, CA, 94103	Internet software and services	Series A Preferred Stock		12.50% (incl. 12.50% PIK)	N/A	0.0%	9,554	9,220	9,220
Zoro TopCo, L.P. (dba Zendesk, Inc.) 989 Market Street, San Francisco, CA, 94103	Internet software and services	Class A Common Units		N/A	N/A	0.1%	796,165	7,962	7,962
Zenith Energy U.S. Logistics Holdings, LLC(1)(2) 3900 Essex Lane Suite 700, Houston, TX, 77027	Oil and gas	First lien senior secured loan	L +	5.50%	12/20/2024	0.0%	58,042	57,575	58,042
_______________
(1)Loan contains a variable rate structure and may be subject to an interest rate floor. Variable rate loans bear interest at a rate that may be determined by reference to either the London Interbank Offered Rate (“LIBOR” or “L”, which can include one-, three-, six- or twelve- month LIBOR), Secured Overnight Financing Rate ("SOFR" or "S," which can include one-, three- or six- month SOFR), Euro Interbank Offered Rate (“EURIBOR”), Great Britain Pound London Interbank Offered Rate (“GBPLIBOR” or “G”, which can include three- or six-month GBPLIBOR), SONIA ("SONIA” or "SA") or an alternate base rate (which can include the Federal Funds Effective Rate or the Prime Rate), at the borrower’s option, and which reset periodically based on the terms of the loan agreement.
(2)The interest rate on these loans is subject to 1 month LIBOR, which as of December 31, 2022 was 4.39%.
(3)The interest rate on these loans is subject to 3 month LIBOR, which as of December 31, 2022 was 4.77%.
(4)The interest rate on these loans is subject to 6 month LIBOR, which as of December 31, 2022 was 5.14%.
(5)The interest rate on these loans is subject to 1 month SOFR, which as of December 31, 2022 was 4.36%.
(6)The interest rate on these loans is subject to 3 month SOFR, which as of December 31, 2022 was 4.59%.
(7)The interest rate on these loans is subject to 6 month SOFR, which as of December 31, 2022 was 4.78%.
(8)The interest rate on these loans is subject to Prime, which as of December 31, 2022 was 7.50%.
(9)The interest rate on this loan is subject to 3 month EURIBOR, which as of December 31, 2022 was 2.13%.
(10)The interest rate on this loan is subject to 6 month EURIBOR, which as of December 31, 2022 was 2.69%.
(11)The interest rate on this loan is subject to SONIA, which as of December 31, 2022 was 3.43%.
(12)Position or portion thereof is an unfunded loan commitment. See “ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA – Note 7. Commitments and Contingencies.”
(13)As defined in the 1940 Act, the Company is deemed to be both an “Affiliated Person” and has “Control” of this portfolio company as the Company owns more than 25% of the portfolio company’s outstanding voting securities or has the power to exercise control over management or policies of such portfolio company (including through a management agreement). Other than for purposes of the 1940 Act, the Company does not believe that it has control over this portfolio company.
(14)As defined in the 1940 Act, the Company is deemed to be an “affiliated person” of this portfolio company as the Company owns more than 5% but less than 25% of the portfolio company's voting securities or has the power to exercise control over management or policies of such portfolio company, including through a management agreement (“non-controlled affiliate”).

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

Amergin
Amergin was created to invest in a leasing platform focused on railcar and aviation assets. Amergin consists of Amergin AssetCo and Amergin Asset Management LLC, which has entered into a Servicing Agreement with Amergin AssetCo. We made a $90 million equity commitment to Amergin AssetCo on July 1, 2022. Our investment in Amergin is a co-investment made with our affiliates in accordance with the terms of the exemptive relief that we received from the SEC. We do not consolidate our equity interest in Amergin AssetCo.
Fifth Season Investments LLC (fka Chapford SMA Partnership, L.P.)
Fifth Season is a portfolio company created to invest in life settlement assets. On July 18, 2022, we made a $15.9 million equity commitment to Fifth Season. We increased our commitment to Fifth Season on October 17, 2022, November 9, 2022, November 15, 2022 and November 29, 2022 by $73.6 million, $1.7 million, $7.3 million and $7.0 million, respectively. Our investment in Fifth Season is a co-investment with our affiliates in accordance with the terms of the exemptive relief that we received from the SEC. We do not consolidate our equity interest in Fifth Season.
LSI Financing 1 DAC (“LSI Financing”)
LSI Financing is a portfolio company formed to acquire a contractual right to revenue pursuant to an earnout agreement in the life sciences space. On December 14, 2022, we made a $6.2 million commitment to LSI Financing. Our investment in LSI Financing is a co-investment with our affiliates in accordance with the terms of the exemptive relief that we received from the SEC. We do not consolidate our equity interest in LSI Financing.
ORCC Senior Loan Fund (fka Sebago Lake LLC)
ORCC SLF, a Delaware limited liability company, was formed as a joint venture between us and The Regents of the University of California (“Regents”) and commenced operations on June 20, 2017. ORCC SLF’s principal purpose is to make investments, primarily in senior secured loans that are made to middle-market companies or in broadly syndicated loans. Through June 30, 2021, both we and Regents (the “Initial Members”) had a 50% economic ownership in ORCC SLF. Each of the Initial Members initially agreed to contribute up to $100 million to ORCC SLF. On July 26, 2018, each of the Initial Members increased their contribution to ORCC SLF up to an aggregate of $125 million. Effective as of June 30, 2021, capital commitments to ORCC SLF were increased to an aggregate of $371.5 million. In connection with this change, we increased our economic ownership interest to 87.5% from 50.0% and Regents transferred its remaining economic interest of 12.5% to Nationwide Life Insurance Company (“Nationwide” and together with us, the “Members” and each a “Member”). On July 26, 2022, we increased our capital commitments in ORCC SLF to an aggregate of $571.5 million. We increased our contribution pro rata from $325.1 million to $500.1 million. Nationwide increased its contribution pro rata from $46.4 million to $71.4 million. Our economic ownership interest remains 87.5%, and Nationwide’s economic ownership interest remains 12.5%. ORCC SLF is managed by the Members, each of which have equal voting rights. Investment decisions must be approved by each of the Members. Except under certain circumstances, contributions to ORCC SLF cannot be redeemed.
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
As of December 31, 2022 and December 31, 2021, ORCC SLF had total investments in senior secured debt at fair value of $997.4 million and $790.3 million, respectively. The determination of fair value is in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification 820, Fair Value Measurements (“ASC 820”), as amended; however, such fair value is not included in our Board’s valuation process. The following table is a summary of ORCC SLF’s portfolio as well as a listing of the portfolio investments in ORCC SLF’s portfolio as of December 31, 2022 and December 31, 2021:

($ in thousands)	December 31, 2022	December 31, 2021
Total senior secured debt investments(1)	$1,045,865	$798,420
Weighted average spread over base rate(1)	4.05%	4.14%
Number of portfolio companies	56	38
Largest funded investment to a single borrower(1)	40,272	40,693
_______________
(1)At par.

ORCC Senior Loan Fund's Portfolio as of December 31, 2022 ($ in thousands)
Company(1)(2)(4)(5)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(3)	Fair Value	Percentage of Members' Equity
Debt Investments
Aerospace and defense
Applied Composites Holdings, LLC (fka AC&A Enterprises Holdings, LLC)(7)	First lien senior secured loan	L +	6.00%	1/21/2025	34,111	33,956	33,305	10.1%
Applied Composites Holdings, LLC (fka AC&A Enterprises Holdings, LLC)(7)(13)	First lien senior secured revolving loan	L +	6.00%	1/21/2025	3,000	2,995	2,928	0.9%
Bleriot US Bidco Inc.(7)	First lien senior secured loan	L +	4.00%	10/30/2026	25,368	25,282	25,049	7.6%
Dynasty Acquisition Co., Inc. (dba StandardAero Limited)(14)	First lien senior secured loan	S +	3.50%	4/6/2026	38,700	38,602	36,813	11.0%
					101,179	100,835	98,095	29.6%
Automotive
Holley, Inc.(7)(9)	First lien senior secured loan	L +	3.75%	11/17/2028	23,202	23,060	20,025	6.1%
Mavis Tire Express Services Topco Corp. (9) (14)	First lien senior secured loan	S +	4.00%	5/4/2028	2,925	2,905	2,785	0.8%
PAI Holdco, Inc.(7)	First lien senior secured loan	L +	3.75%	10/28/2027	9,887	9,767	8,700	2.6%
					36,014	35,732	31,510	9.5%
Buildings and Real estate
CoreLogic Inc. (6)(9)	First lien senior secured loan	L +	3.50%	6/2/2028	12,357	11,545	10,273	3.1%
Wrench Group, LLC.(7)	First lien senior secured loan	L +	4.00%	4/30/2026	32,008	31,898	30,890	9.5%
					44,365	43,443	41,163	12.6%
Business Services
Capstone Acquisition Holdings, Inc. (6)	First lien senior secured loan	L +	4.75%	11/12/2027	4,953	4,916	4,941	1.5%
Capstone Acquisition Holdings, Inc. (6)	First lien senior secured delayed draw term loan	L +	4.75%	11/12/2027	334	331	333	0.1%
CoolSys, Inc.(7)	First lien senior secured loan	L +	4.75%	8/11/2028	13,932	13,817	11,250	3.4%
CoolSys, Inc.(10)(11)(12)(13)	First lien senior secured delayed draw term loan	L +	4.75%	8/11/2023	—	(19)	(467)	—%
ConnectWise, LLC(6)(9)	First lien senior secured loan	L +	3.50%	9/29/2028	16,830	16,759	15,951	4.8%
LABL, Inc.(6)	First lien senior secured loan	L +	5.00%	10/29/2028	7,920	7,819	7,496	2.3%
Packers Holdings, LLC(6)	First lien senior secured loan	L +	3.25%	3/9/2028	21,066	20,679	18,327	5.5%
					65,035	64,302	57,831	17.6%
Chemicals
Aruba Investments Holdings LLC (dba Angus Chemical Company)(6)	First lien senior secured loan	L +	3.75%	11/24/2027	15,874	15,525	15,398	4.7%
					15,874	15,525	15,398	4.7%
Consumer Products
Olaplex, Inc.(14)	First lien senior secured loan	S +	3.50%	2/23/2029	14,925	14,892	14,030	4.2%
					14,925	14,892	14,030	4.2%
Containers and Packaging
BW Holding, Inc.(15)	First lien senior secured loan	S +	4.00%	12/14/2028	12,197	11,971	11,221	3.4%
Five Star Lower Holding LLC (16)	First lien senior secured loan	S +	4.25%	5/5/2029	21,820	21,540	21,275	6.4%
Ring Container Technologies Group, LLC (dba Ring Container Technologies)(6)	First lien senior secured loan	L +	3.50%	8/12/2028	24,750	24,699	24,379	7.4%
Valcour Packaging, LLC (8)	First lien senior secured loan	L +	3.75%	10/4/2028	6,948	6,927	6,218	1.9%
					65,715	65,137	63,093	19.1%
Distribution
BCPE Empire Holdings, Inc. (dba Imperial-Dade) (9)(14)	First lien senior secured loan	S +	4.63%	6/11/2026	24,813	24,044	24,068	7.3%

ORCC Senior Loan Fund's Portfolio as of December 31, 2022 ($ in thousands)
Company(1)(2)(4)(5)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(3)	Fair Value	Percentage of Members' Equity
Dealer Tire, LLC(14)	First lien senior secured loan	S +	4.50%	12/12/2025	35,982	35,091	35,563	10.7%
SRS Distribution, Inc.(7)	First lien senior secured loan	L +	3.50%	6/2/2028	9,875	9,816	9,431	2.9%
					70,670	68,951	69,062	20.9%
Education
Spring Education Group, Inc. (fka SSH Group Holdings, Inc.)(7)	First lien senior secured loan	L +	4.00%	7/30/2025	33,512	33,470	32,646	9.9%
Sophia, L.P. (14)	First lien senior secured loan	S +	4.25%	10/7/2027	19,900	19,723	19,850	6.0%
					53,412	53,193	52,496	15.9%
Food and beverage
Balrog Acquisition, Inc. (dba Bakemark)(7)	First lien senior secured loan	L +	4.00%	9/4/2028	24,750	24,533	24,193	7.3%
Dessert Holdings(7)	First lien senior secured loan	L +	4.00%	6/9/2028	25,718	25,560	23,789	7.2%
Eagle Parent Corp.(9)(15)	First lien senior secured loan	S +	4.25%	4/2/2029	2,722	2,661	2,668	0.8%
Naked Juice LLC (dba Tropicana)(9)(15)	First lien senior secured loan	S +	3.25%	1/24/2029	1,990	1,986	1,775	0.5%
Sovos Brands Intermediate, Inc.(7)(9)	First lien senior secured loan	L +	3.50%	6/8/2028	20,724	20,683	20,138	6.1%
					75,904	75,423	72,563	21.9%
Healthcare equipment and services
Cadence, Inc.(6)	First lien senior secured loan	L +	5.00%	5/21/2025	28,640	28,277	27,793	8.4%
Cadence, Inc.(6)(10)(13)	First lien senior secured revolving loan	L +	5.00%	5/21/2024	2,921	2,892	2,704	0.8%
Confluent Medical Technologies, Inc.(15)	First lien senior secured loan	S +	3.75%	2/16/2029	4,963	4,940	4,702	1.4%
Medline Intermediate, LP(6)(9)	First lien senior secured loan	L +	3.25%	10/23/2028	24,813	24,710	23,547	7.1%
Packaging Coordinators Midco, Inc.(7)(9)	First lien senior secured loan	L +	3.50%	11/30/2027	4,937	4,927	4,672	1.4%
					66,274	65,746	63,418	19.1%
Healthcare providers and services
Confluent Health, LLC(6)	First lien senior secured loan	L +	4.00%	11/30/2028	20,419	20,331	20,011	6.1%
Confluent Health, LLC(6)(10)(12)(13)	First lien senior secured delayed draw term loan	L +	4.00%	11/30/2023	2,514	2,496	2,426	0.7%
Corgi Bidco, Inc.(9)(15)	First lien senior secured loan	S +	5.00%	10/13/2029	15,000	14,126	14,018	4.2%
Phoenix Newco, Inc. (dba Parexel)(6)(9)	First lien senior secured loan	L +	3.25%	11/15/2028	27,294	27,177	26,240	7.9%
Physician Partners, LLC(9)(14)	First lien senior secured loan	S +	4.00%	12/23/2028	9,925	9,836	9,434	2.9%
					75,152	73,966	72,129	21.8%
Healthcare technology
Athenahealth, Inc.(9)(14)	First lien senior secured loan	S +	3.50%	2/15/2029	17,741	17,665	15,974	4.8%
Athenahealth, Inc.(9)(10)(11)(12)(13)(14)	First lien senior secured delayed draw term loan	S +	3.50%	8/15/2023	—	(4)	(206)	—%
Imprivata, Inc.(14)	First lien senior secured loan	S +	4.25%	12/1/2027	19,900	19,305	19,154	5.8%
PointClickCare Technologies Inc.(15)	First lien senior secured loan	S +	4.00%	12/29/2027	9,925	9,794	9,751	3.0%
					47,566	46,760	44,673	13.6%
Infrastructure and environmental services
CHA Holding, Inc.(7)	First lien senior secured loan	L +	4.50%	4/10/2025	40,272	40,115	39,466	11.9%
					40,272	40,115	39,466	11.9%
Insurance

ORCC Senior Loan Fund's Portfolio as of December 31, 2022 ($ in thousands)
Company(1)(2)(4)(5)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(3)	Fair Value	Percentage of Members' Equity
Acrisure, LLC(15)	First lien senior secured loan	S +	5.75%	2/15/2027	10,000	9,513	9,900	3.0%
AssuredPartners, Inc.(6)	First lien senior secured loan	L +	4.25%	2/12/2027	4,988	4,822	4,875	1.5%
Integro Parent Inc.(15)	First lien senior secured loan	S +	10.25%	10/30/2024	3,649	3,648	3,638	1.1%
Integro Parent Inc.(15)	First lien senior secured revolving loan	S +	10.25%	10/30/2024	736	736	733	0.2%
					19,373	18,719	19,146	5.8%
Internet software and services
Barracuda Networks, Inc. (15)	First lien senior secured loan	S +	4.50%	8/15/2029	25,000	24,282	24,063	7.3%
CDK Global, Inc.(9)(15)	First lien senior secured loan	S +	4.50%	7/6/2029	25,000	24,292	24,745	7.5%
DCert Buyer, Inc. (dba DigiCert)(9)(16)	First lien senior secured loan	S +	4.00%	10/16/2026	21,993	21,925	21,214	6.4%
Help/Systems Holdings, Inc.(15)	First lien senior secured loan	S +	4.00%	11/19/2026	14,847	14,773	13,325	4.0%
					86,840	85,272	83,347	25.2%
Manufacturing
Engineered Machinery Holdings (dba Duravant)(7)	First lien senior secured loan	L +	3.75%	5/19/2028	34,649	34,508	33,483	10.1%
Gloves Buyer, Inc. (dba Protective Industrial Products)(6)	First lien senior secured loan	L +	4.00%	12/29/2027	14,875	14,706	14,763	4.7%
Pro Mach Group, Inc.(6)(9)	First lien senior secured loan	L +	4.00%	8/31/2028	24,757	24,652	24,039	7.3%
					74,281	73,866	72,285	22.1%
Professional Services
Apex Group Treasury, LLC(7)(9)	First lien senior secured loan	L +	3.75%	7/27/2028	32,685	32,584	31,050	9.4%
Sovos Compliance, LLC(6)	First lien senior secured loan	L +	4.50%	8/11/2028	25,518	25,374	23,477	7.1%
					58,203	57,958	54,527	16.5%
Telecommunications
ETC Group(15)	First lien senior secured loan	S +	6.00%	10/6/2029	5,000	4,609	4,763	1.4%
Park Place Technologies, LLC(9) (14)	First lien senior secured loan	S +	5.00%	11/10/2027	14,886	14,443	13,987	4.2%
					19,886	19,052	18,750	5.6%
Transportation
Safe Fleet Holdings(14)	First lien senior secured loan	S +	5.00%	2/23/2029	14,925	14,501	14,403	4.4%
					14,925	14,501	14,403	4.4%

Total Debt Investments					1,045,865	1,033,388	997,385	302.0%
Total Investments					1,045,865	1,033,388	997,385	302.0%
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
(5)Unless otherwise indicated, loan contains a variable rate structure and may be subject to an interest rate floor. Variable rate loans bear interest at a rate that may be determined by reference to either the London Interbank Offered Rate (“LIBOR” or “L”) (which can include one-, two-, three- or six-month LIBOR), Secured Overnight Financing Rate ("SOFR" or "S," which can include one-, three- or six- month SOFR), or an alternate base rate (which can include the Federal Funds Effective Rate or the Prime Rate), at the borrower’s option, and which reset periodically based on the terms of the loan agreement.
(6)The interest rate on these loans is subject to 1 month LIBOR, which as of December 31, 2022 was 4.39%.
(7)The interest rate on these loans is subject to 3 month LIBOR, which as of December 31, 2022 was 4.77%.

(8)The interest rate on these loans is subject to 6 month LIBOR, which as of December 31, 2022 was 5.14%..
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
(13)Investment is not pledged as collateral under ORCC SLF’s credit facilities.
(14)The interest rate on these loans is subject to 1 month SOFR, which as of December 31, 2022 was 4.36%.
(15)The interest rate on these loans is subject to 3 month SOFR, which as of December 31, 2022 was 4.59%.
(16)The interest rate on these loans is subject to 6 month SOFR, which as of December 31, 2022 was 4.78%.

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
(14)Investment is not pledged as collateral under ORCC SLF’s credit facility.

Below is selected balance sheet information for ORCC SLF as of December 31, 2022 and December 31, 2021:

($ in thousands)	December 31, 2022	December 31, 2021
Assets
Investments at fair value (amortized cost of $1,033,388 and $794,202, respectively)	$997,385	$790,277
Cash	27,914	60,723
Interest receivable	3,920	1,319
Prepaid expenses and other assets	6,108	111
Total Assets	$1,035,327	$852,430
Liabilities
Debt (net of unamortized debt issuance costs of $6,117 and $5,368, respectively)	$685,265	$469,514
Distributions payable	11,095	4,518
Payable for investments purchased	—	91,986
Accrued expenses and other liabilities	8,703	4,056
Total Liabilities	$705,063	$570,074
Members' Equity
Members' Equity	330,264	282,356
Members' Equity	330,264	282,356
Total Liabilities and Members' Equity	$1,035,327	$852,430
Below is selected statement of operations information for ORCC SLF for the years ended December 31, 2022, 2021 and 2020:

	For the Years Ended December 31,
($ in thousands)	2022	2021	2020
Investment Income
Interest income	$63,220	$30,836	$32,163
Other income	2,599	344	281
Total Investment Income	65,819	31,180	32,444
Expenses
Interest expense	25,182	9,745	12,611
Professional fees	935	797	691
Total Expenses	26,117	10,542	13,302
Net Investment Income Before Taxes	39,702	20,638	19,142
Tax expense (benefit)	260	731	533
Net Investment Income After Taxes	$39,442	$19,907	$18,609
Net Realized and Change in Unrealized Gain (Loss) on Investments
Net change in unrealized gain (loss) on investments	(32,078)	663	(3,450)
Net realized gain on investments	27	207	4
Total Net Realized and Change in Unrealized Gain (Loss) on Investments	(32,051)	870	(3,446)
Net Increase in Members' Equity Resulting from Operations	$7,391	$20,777	$15,163
On August 9, 2017, Sebago Lake Financing LLC and SL Lending LLC, wholly-owned subsidiaries of ORCC SLF, entered into a credit facility with Goldman Sachs Bank USA. Goldman Sachs Bank USA serves as the sole lead arranger, syndication agent and administrative agent, and State Street Bank and Trust Company serves as the collateral administrator and agent. The credit facility includes a maximum borrowing capacity of $500 million. On June 22, 2021, Sebago Lake Financing LLC and SL Lending LLC entered into an amendment with Goldman Sachs Bank USA to extend the reinvestment period on the credit facility to October 6, 2021, and again on September 20, 2021, extended the reinvestment period on the credit facility to December 6, 2021. As of December 31, 2022, there was $451.9 million outstanding under the credit facility. On March 1, 2022, SLF Financing I LLC, a wholly-owned subsidiary of ORCC SLF, entered into a credit facility with Natixis, New York Branch which serves as the administrative agent and the initial lender, and State Street Bank and Trust Company which serves as the collateral agent, collateral administrator and custodian. The credit facility includes a maximum borrowing capacity of $300 million. The re-investment period on the credit facility ends on March 1, 2024 and the maturity date of the credit facility is March 1, 2032. As of December 31, 2022, there was $239.5 million outstanding under the credit facility.
For the years ended December 31, 2022, 2021 and 2020, the components of interest expense were as follows:

	For the Years Ended December 31,
($ in thousands)	2022	2021	2020
Interest expense	$23,825	$8,168	$10,962
Amortization of debt issuance costs	1,357	1,577	1,649
Total Interest Expense	25,182	9,745	12,611
Average interest rate	3.8%	2.3%	3.1%
Average daily borrowings	$627,591	$359,501	$352,505

Results of Operations
The following table represents the operating results for the years ended December 31, 2022, 2021 and 2020:

	For the Years Ended December 31,
($ in millions)	2022	2021	2020
Total Investment Income	$1,202.0	$1,021.4	$803.3
Less: Net operating expenses	639.5	527.3	283.8
Net Investment Income (Loss) Before Taxes	$562.5	$494.1	$519.5
Less: Income tax expense (benefit), including excise tax expense (benefit)	5.8	4.0	2.0
Net Investment Income (Loss) After Taxes	$556.7	$490.1	$517.5
Net change in unrealized gain (loss)	(94.5)	179.8	(76.0)
Net realized gain (loss)	4.1	(45.0)	(53.8)
Net Increase (Decrease) in Net Assets Resulting from Operations	$466.3	$624.9	$387.7

Net increase (decrease) in net assets resulting from operations can vary from period to period as a result of various factors, including the level of new investment commitments, expenses, the recognition of realized gains and losses and changes in unrealized appreciation and depreciation on the investment portfolio. For the year ended December 31, 2022, our net asset value per share decreased, primarily driven by market spreads widening.

Investment Income
Investment income for the years ended December 31, 2022, 2021 and 2020:

	For the Years Ended December 31,
($ in millions)	2022	2021	2020
Interest income from investments	$940.0	$893.3	$732.6
Payment-in-kind interest income from investments	113.3	53.2	36.4
Dividend income from investments	129.5	48.4	19.5
Other income	19.2	26.5	14.8
Total investment income	$1,202.0	$1,021.4	$803.3

For the years ended December 31, 2022 and 2021
Investment income increased to $1.2 billion for the year ended December 31, 2022 from $1.0 billion for the same period in prior year primarily due to an increase in our portfolio’s weighted average yield from 7.7% as of December 31, 2021 to 11.0% as of December 31, 2022 offset by a decrease in our debt portfolio which, at par, decreased from $11.9 billion as of December 31, 2021 to $11.7 billion as of December 31, 2022. Included in investment income is dividend income which increased to $129.5 million from $48.4 million as of December 31, 2022 and 2021, respectively, primarily due to an increase in dividends related to Windows Entities,

ORCC SLF, and Wingspire. Also included in interest income are other fees such as prepayment fees and accelerated amortization of upfront fees from unscheduled paydowns. Period over period, income generated from these fees represented $11.8 million and $63.9 million, for the years ended December 31, 2022 and 2021, respectively. This change is due to a decrease in unscheduled paydown activity year over year and while these fees are non-recurring in nature, we expect repayments to continue. For the year ended December 31, 2022 and 2021, payment-in-kind income represented 11.6% and 6.4% of investment income, respectively. Other income decreased period-over-period due to a decrease in incremental fee income, which are fees that are generally available to us as a result of closing investments and normally paid at the time of closing. We expect that investment income will vary based on a variety of factors including the pace of our originations and repayments.

For the years ended December 31, 2021 and 2020
Investment income increased to $1,021.4 million for the year ended December 31, 2021 from $803.3 million for the same period in prior year primarily due to an increase in our debt investment portfolio, which, at par, increased from $10.7 billion as of December 31, 2020 to $11.9 billion as of December 31, 2021, partially offset by a decrease in our portfolio’s weighted average yield from 7.9% as of December 31, 2020 to 7.7% as of December 31, 2021. Included in investment income is dividend income which increased to $48.4 million from $19.5 million as of December 31, 2021 and 2020, respectively, primarily due to an increase in dividends related to Windows Entities, ORCC SLF, and Wingspire. Also included in interest income are other fees such as prepayment fees and accelerated amortization of upfront fees from unscheduled paydowns. Period over period, income generated from these fees represented $63.9 million and $23.6 million, for the years ended December 31, 2021 and 2020, respectively. This change is due to an increase in unscheduled paydown activity year over year and while these fees are non-recurring in nature, we expect repayments to continue and increase when the interest rate environment stabilizes. For the year ended December 31, 2021 and 2020, payment-in-kind income represented 6.4% and less than 5.0% of investment income, respectively. Other income increased period-over-period due to an increase in incremental fee income, which are fees that are generally available to us as a result of closing investments and normally paid at the time of closing. We expect that investment income will vary based on a variety of factors including the pace of our originations and repayments.

Expenses
Expenses for the years ended December 31, 2022, 2021 and 2020:

	For the Years Ended December 31,
($ in millions)	2022	2021	2020
Interest expense	$307.5	$219.1	$152.9
Management fee	188.8	178.5	144.5
Performance based incentive fees	118.1	104.0	93.9
Professional fees	14.7	15.1	14.7
Directors' fees	1.1	1.0	0.8
Other general and administrative	9.3	9.6	7.9
Total operating expenses	$639.5	$527.3	$414.7
Management and incentive fees waived	—	—	(130.9)
Total operating expenses	$639.5	$527.3	$283.8
Under the terms of the Administration Agreement, we reimburse the Adviser for services performed for us. In addition, pursuant to the terms of the Administration Agreement, the Adviser may delegate its obligations under the Administration Agreement to an affiliate or to a third party and we reimburse the Adviser for any services performed for us by such affiliate or third party.
For the years ended December 31, 2022 and 2021
Total expenses increased to $639.5 million for the year ended December 31, 2022 from $527.3 million for the same period in the prior year primarily due to an increase in interest expense, gross management fees and incentive fees. The increase in interest expense of $88.4 million was driven by an increase in average daily borrowings to $7.3 billion from $6.3 billion period over period, coupled with an increase in the average interest rate to 3.7% from 3.0% period over period and includes approximately $2.6 million of non-recurring interest expense related to the termination of ORCC Financing IV LLC during the fourth quarter of 2022. Management fees increased primary due to an overall increase in our total assets. Incentive fees increased primarily due to an increase in dividend income. As a percentage of total assets, professional fees, directors’ fees and other general and administrative expenses remained relatively consistent period over period.
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

Selected Financial Data
The following table below sets forth our selected consolidated historical financial data as of and for the years ended December 31, 2022, 2021 and 2020. The selected consolidated historical financial data has been derived from our audited consolidated financial statements, which is included elsewhere in this Form 10-K and our SEC filings.

	As of and for the Year Ended December 31,
($ in millions, except per share amounts)	2022	2021	2020
Consolidated Statement of Operations Data
Income
Total investment income	$1,202.0	$1,021.4	$803.3
Expenses
Total operating expenses	639.5	527.3	414.7
Management and incentive fees waived	—	—	(130.9)
Net operating expenses	639.5	527.3	283.8
Net investment income before income taxes	562.5	494.1	519.5
Income tax, including excise tax expense	5.8	4.0	2.0
Net investment income after income taxes	556.7	490.1	517.5
Total change in net unrealized gain (loss)	(94.5)	179.8	(76.0)
Total net realized gain (loss)	4.1	(45.0)	(53.8)
Increase in net assets resulting from operations	$466.3	$624.9	$387.7
Earnings per common share – basic and diluted	$1.19	$1.59	$1.00
Consolidated Balance Sheet Data
Cash (incl. foreign and restricted cash)	$445.1	$447.1	$357.9
Investments at fair value	13,010.3	12,741.6	10,842.1
Total assets	13,584.9	13,298.2	11,304.4
Total debt (net of unamortized debt issuance costs)	7,281.7	7,079.3	5,292.7
Total liabilities	7,702.5	7,360.3	5,557.9
Total net assets	5,882.4	5,937.9	5,746.4
Net asset value per share	$14.99	$15.08	$14.74
Other Data:
Number of portfolio companies	184	143	119
Distributions declared per share	$1.29	$1.24	$1.56
Total Return, based on market value(1)	(9.9)%	21.7%	(20.1)%
Total Return based on net asset value(2)	9.0%	11.3%	8.7%
Weighted average total yield of portfolio at fair value(3)	11.0%	7.7%	7.9%
Weighted average total yield of portfolio at amortized cost(3)	11.0%	7.8%	7.8%
Weighted average yield of debt and income producing securities at fair value(3)	11.5%	7.9%	8.1%
Weighted average yield of debt and income producing securities at amortized cost(3)	11.5%	7.9%	8.0%
Fair value of debt investments as a percentage of principal	97.0%	98.2%	97.3%
_______________
(1)Total return based on market value is calculated as the change in market value per share during the respective periods, taking into account dividends and distributions, if any, reinvested in accordance with the Company’s dividend reinvestment plan.
(2)Total return based on net asset value is calculated as the change in net asset value (“NAV”) per share during the period, plus distributions per share (assuming dividends and distributions, if any, are reinvested in accordance with the Company’s dividend reinvestment plan), if any, divided by the beginning NAV per share.
(3)For non-stated rate income producing investments, computed based on (a) the dividend or interest income earned for the respective trailing twelve months ended on the measurement date, divided by (b) the ending fair value. In instances where historical dividend or interest income data is not available or not representative for the trailing twelve months ended, the dividend or interest income is annualized. Prior to September 30, 2021, non-stated rate income producing investments were computed based on (a) the IRR on the measurement date, divided by (b) the ending fair value. Prior to September 30, 2021, weighted average total yield of the portfolio at fair value and cost was 8.1% and 8.0%, respectively, for the period ended December 31, 2020. Prior to September 30, 2021, weighted average yield of debt and income producing securities at fair value and cost was 8.3% and 8.2%, respectively, for the period ended December 31, 2020.

Selected Quarterly Financial Data (Unaudited)

	For the three months ended
(amounts in thousands, except share and per share data)	March 31, 2022	June 30, 2022	September 30, 2022	December 31, 2022
Investment income	$264,159	$273,286	$314,053	$350,506
Net expenses	$141,803	$148,162	$167,279	$188,042
Net investment income (loss)	$122,356	$125,124	$146,774	$162,464
Net realized and unrealized gains (losses)	$(78,370)	$(160,070)	$118,653	$29,424
Increase (decrease) in net assets resulting from operations	$43,986	$(34,946)	$265,427	$191,888
Net asset value per share as of the end of the quarter	$14.88	$14.48	$14.85	$14.99
Earnings (losses) per share - basic and diluted	$0.11	$(0.09)	$0.67	$0.49

	For the three months ended
(amounts in thousands, except share and per share data)	March 31, 2021	June 30, 2021	September 30, 2021	December 31, 2021
Investment income	$221,573	$249,015	$269,191	$281,624
Net expenses	$118,918	$129,886	$138,692	$143,770
Net investment income (loss)	$102,655	$119,129	$130,499	$137,854
Net realized and unrealized gains (losses)	$55,190	$31,051	$12,352	$36,152
Increase (decrease) in net assets resulting from operations	$157,845	$150,180	$142,851	$174,006
Net asset value per share as of the end of the quarter	$14.82	$14.90	$14.95	$15.08
Earnings (losses) per share - basic and diluted	$0.40	$0.38	$0.36	$0.44

	For the three months ended
(amounts in thousands, except share and per share data)	March 31, 2020	June 30, 2020	September 30, 2020	December 31, 2020
Investment income	$204,732	$190,242	$187,059	$221,254
Net expenses	$58,476	$61,080	$59,622	$106,653
Net investment income (loss)	$146,256	$129,162	$127,437	$114,601
Net realized and unrealized gains (losses)	$(458,846)	$174,457	$88,610	$66,063
Increase (decrease) in net assets resulting from operations	$(312,590)	$303,619	$216,047	$180,664
Net asset value per share as of the end of the quarter	$14.09	$14.52	$14.67	$14.74
Earnings (losses) per share - basic and diluted	$(0.79)	$0.79	$0.56	$0.46
Income Taxes, Including Excise Taxes
We have elected to be treated as a RIC under Subchapter M of the Code, and we intend to operate in a manner so as to continue to qualify for the tax treatment applicable to RICs. To qualify for tax treatment as a RIC, we must, among other things, distribute to our shareholders in each taxable year generally at least 90% of our investment company taxable income, as defined by the Code, and net tax-exempt income for that taxable year. To maintain our tax treatment as a RIC, we, among other things, intend to make the requisite distributions to our shareholders, which generally relieves us from U.S. federal income taxes at corporate rates.
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
For the years ended December 31, 2022, 2021 and 2020 we recorded U.S. federal income tax expense/(benefit) of $5.8 million, $4.0 million and $2.0 million, respectively, including U.S. federal excise tax expense/(benefit) of $0.6 million, $21.6 thousand and $(0.1) million, respectively.

Certain of our consolidated subsidiaries are subject to U.S. federal and state income taxes. For the years ended December 31, 2022, 2021 and 2020, we recorded a current tax expense of $5.2 million, $4.0 million and $2.1 million, respectively. The income tax expense for our taxable consolidated subsidiaries will vary depending on the level of investment income earnings and realized gains from the exits of investments held by such taxable subsidiaries during the respective periods.
Net Unrealized Gains (Losses)
We fair value our portfolio investments quarterly and any changes in fair value are recorded as unrealized gains or losses. During the years ended December 31, 2022, 2021 and 2020, net unrealized gains (losses) were comprised of the following:

	For the Years Ended December 31,
($ in millions)	2022	2021	2020
Net change in unrealized gain (loss) on investments	$(88.4)	$192.4	$(76.9)
Income tax (provision) benefit	(4.0)	(8.6)	(3.7)
Net change in translation of assets and liabilities in foreign currencies	(2.1)	(4.0)	4.6
Net change in unrealized gain (loss)	$(94.5)	$179.8	$(76.0)
For the years ended December 31, 2022 and 2021
For the year ended December 31, 2022, the net unrealized loss was primarily driven by a decrease in the fair value of our debt investments as compared to December 31, 2021. As of December 31, 2022, the fair value of our debt investments as a percentage of principal was 97.0%, as compared to 98.2% as of December 31, 2021. The primary driver of our portfolio’s unrealized loss was due to current market conditions. The ten largest contributors to the change in net unrealized gain (loss) on investments during the year ended December 31, 2022 consisted of the following:

Portfolio Company ($ in millions)	Net Change in Unrealized Gain (Loss)
Swipe Acquisition Corporation (dba PLI)(1)	$50.2
Peter C. Foy & Associates Insurance Services, LLC (dba PCF Insurance Services)	27.4
Wingspire Capital Holdings LLC(1)	23.3
Windows Entities	14.5
Remaining Portfolio Companies	(72.8)
Walker Edison Furniture Company LLC	(35.0)
ORCC Senior Loan Fund LLC (fka Sebago Lake LLC)(1)	(27.2)
H-Food Holdings, LLC	(21.4)
ConAir Holdings LLC	(17.6)
Valence Surface Technologies LLC	(15.5)
Nutraceutical International Corporation	(14.3)
Total	$(88.4)
________
(1)Portfolio company is controlled, affiliated investment.
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
Net Realized Gains (Losses)
The realized gains and losses on fully exited and partially exited portfolio companies during the years ended December 31, 2022, 2021 and 2020 were comprised of the following:

	For the Years Ended December 31,
($ in millions)	2022	2021	2020
Net realized gain (loss) on investments	$5.1	$(46.3)	$(51.4)
Net realized gain (loss) on foreign currency transactions	(1.0)	1.3	(2.4)
Net realized gain (loss)	$4.1	$(45.0)	$(53.8)
Realized Gross Internal Rate of Return
Since we began investing in 2016 through December 31, 2022, our exited investments have resulted in an aggregate cash flow realized gross internal rate of return to us of over 10% (based on total capital invested of $8.3 billion and total proceeds from these exited investments of $9.8 billion). Over sixty percent of these exited investments resulted in an aggregate cash flow realized gross internal rate of return (“IRR”) to us of 10% or greater.
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
We may from time to time enter into additional credit facilities, increase the size of our existing credit facilities, enter into additional debt securitization transactions, or issue additional debt securities. Any such incurrence or issuance would be subject to prevailing market conditions, our liquidity requirements, contractual and regulatory restrictions and other factors. In accordance with the 1940 Act, with certain limited exceptions, we are only allowed to incur borrowings, issue debt securities or issue preferred stock, if immediately after the borrowing or issuance, the ratio of total assets (less total liabilities other than indebtedness) to total indebtedness plus preferred stock, is at least 150%. Our current target ratio is 0.90x-1.25x. As of December 31, 2022, our weighted average cost of debt was 3.7%.
As of December 31, 2022 and December 31, 2021, our asset coverage ratio was 179% and 182%, respectively. We seek to carefully consider our unfunded commitments for the purpose of planning our ongoing financial leverage. Further, we maintain sufficient borrowing capacity within the 150% asset coverage limitation to cover any outstanding unfunded commitments we are required to fund.
Cash and restricted cash as of December 31, 2022, taken together with our available debt, is expected to be sufficient for our investing activities and to conduct our operations in the near term. As of December 31, 2022, we had $1.4 billion available under our credit facilities.
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
As of December 31, 2022, we had $445.1 million in cash and restricted cash. During the year ended December 31, 2022, $217.3 million in cash was provided by operating activities, primarily as a result of sell downs and repayments of $1.9 billion and other operating activity of $423.8 million partially offset by funding portfolio investments of $2.1 billion. Lastly, cash used in financing activities was $219.3 million during the period, which was primarily the result of distributions paid of $488.4 million, debt issuance costs of $15.4 million and repurchases of common stock of $26.0 million, offset by net borrowings of $310.5 million.
Equity
Equity Issuances
There were no sales of our common stock during the years ended December 31, 2022 and 2021.
Distributions
The following table reflects the distributions declared on shares of our common stock during the year ended December 31, 2022:

	December 31, 2022
Date Declared	Record Date	Payment Date	Distribution per Share
November 1, 2022	December 30, 2022	January 13, 2023	$0.33
November 1, 2022 (supplemental dividend)	November 30, 2022	December 15, 2022	$0.03
August 2, 2022	September 30, 2022	November 15, 2022	$0.31
May 3, 2022	June 30, 2022	August 15, 2022	$0.31
February 23, 2022	March 31, 2022	May 13, 2022	$0.31
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

The following table reflects the distributions declared on shares of our common stock during the year ended December 31, 2021:

	December 31, 2021
Date Declared	Record Date	Payment Date	Distribution per Share
November 2, 2021	December 31, 2021	January 31, 2022	$0.31
August 3, 2021	September 30, 2021	November 15, 2021	$0.31
May 5, 2021	June 30, 2021	August 13, 2021	$0.31
February 23, 2021	March 31, 2021	May 14, 2021	$0.31
The following table reflects the distributions declared on shares of our common stock during the year ended December 31, 2020:

	December 31, 2020
Date Declared	Record Date	Payment Date	Distribution per Share
November 3, 2020	December 31, 2020	January 19, 2021	$0.31
May 28, 2019 (special dividend)	December 31, 2020	January 19, 2021	$0.08
August 4, 2020	September 30, 2020	November 13, 2020	$0.31
May 28, 2019 (special dividend)	September 30, 2020	November 13, 2020	$0.08
May 5, 2020	June 30, 2020	August 14, 2020	$0.31
May 28, 2019 (special dividend)	June 30, 2020	August 14, 2020	$0.08
February 19, 2020	March 31, 2020	May 15, 2020	$0.31
May 28, 2019 (special dividend)	March 31, 2020	May 15, 2020	$0.08

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

The following table reflects the shares distributed pursuant to the dividend reinvestment plan during the year ended December 31, 2022:

Date Declared	Record Date	Payment Date	Shares
November 1, 2022 (supplemental dividend)	November 30, 2022	December 15, 2022	51,018	(1)
August 2, 2022	September 30, 2022	November 15, 2022	616,214	(1)
May 3, 2022	June 30, 2022	August 15, 2022	886,113	(1)
February 23, 2022	March 31, 2022	May 15, 2022	830,764	(1)
November 2, 2021	December 31, 2021	January 31, 2022	814,084
(1)Shares purchased in the open market in order to satisfy dividends reinvested under our dividend reinvestment program.
The following table reflects the common stock issued pursuant to the dividend reinvestment plan during the year ended December 31, 2021:

Date Declared	Record Date	Payment Date	Shares
August 3, 2021	September 30, 2021	November 15, 2021	800,451
May 5, 2021	June 30, 2021	August 13, 2021	935,064
February 23, 2021	March 31, 2021	May 14, 2021	815,703
November 4, 2020	December 31, 2020	January 19, 2021	1,435,099
The following table reflects the common stock issued pursuant to the dividend reinvestment plan during the year ended December 31, 2020:

Date Declared	Record Date	Payment Date	Shares
August 4, 2020	September 30, 2020	November 13, 2020	1,738,817
May 5, 2020	June 30, 2020	August 14, 2020	3,541,285
February 19, 2020	March 31, 2020	May 15, 2020	2,249,543
October 30, 2019	December 31, 2019	January 31, 2020	2,823,048

Stock Repurchase Programs
On November 3, 2020, the Board approved the 2020 Stock Repurchase Program (the “2020 Stock Repurchase Program”) under which we were authorized to repurchase up to $100 million of our outstanding common stock. Under the program, purchases were made at management’s discretion from time to time in open-market transactions, in accordance with all applicable securities laws and regulations. On November 2, 2021, the Board approved an extension to the 2020 Stock Repurchase Program and on November 2, 2022, the 2020 Repurchase Program ended in accordance with its terms. As of December 31, 2021, Goldman, Sachs & Co., as agent, had repurchased 186,150 shares of the Company’s common stock pursuant to the 2020 Stock Repurchase Plan for approximately $2.6 million. As of December 31, 2022, Goldman, Sachs & Co., as agent, has repurchased 944,076 shares of our common stock pursuant to the Repurchase Plan for approximately $12.6 million.
The following table provides information regarding purchases of our common stock by Goldman, Sachs & Co., as agent, pursuant to the 2020 Stock Repurchase Program for each month in the years ended December 31, 2021 and December 31, 2022 (through its expiration):

Period ($ in millions, except share and per share amounts)	Total Number of Shares Repurchased	Average Price Paid per Share	Approximate Dollar Value of Shares that have been Purchased Under the Plans	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan
January 1, 2021 - January 31, 2021	—	$—	$—	$100.0
February 1, 2021 - February 28, 2021	—	$—	$—	$100.0
March 1, 2021 - March 31, 2021	—	$—	$—	$100.0
April 1, 2021 - April 30, 2021	—	$—	$—	$100.0
May 1, 2021 - May 31, 2021	—	$—	$—	$100.0
June 1, 2021 - June 30, 2021	—	$—	$—	$100.0
July 1, 2021 - July 31, 2021	—	$—	$—	$100.0
August 1, 2021 - August 31, 2021	—	$—	$—	$100.0
September 1, 2021 - September 30, 2021	—	$—	$—	$100.0
October 1, 2021 - October 31, 2021	—	$—	$—	$100.0
November 1, 2021 - November 30, 2021	22,900	$13.92	$0.3	$99.7
December 1, 2021 - December 31, 2021	163,250	$14.00	$2.3	$97.4
Total	186,150		$2.6

Period ($ in millions, except share and per share amounts)	Total Number of Shares Repurchased	Average Price Paid per Share	Approximate Dollar Value of Shares that have been Purchased Under the Plans	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan
January 1, 2022 - January 31, 2022	—	$—	$—	$97.4
February 1, 2022 - February 28, 2022	—	$—	$—	$97.4
March 1, 2022 - March 31, 2022	—	$—	$—	$97.4
April 1, 2022 - April 30, 2022	—	$—	$—	$97.4
May 1, 2022 - May 31, 2022	757,926	$13.21	$10.0	$87.4
June 1, 2022 - June 30, 2022	—	$—	$—	$87.4
July 1, 2022 - July 31, 2022	—	$—	$—	$87.4
August 1, 2022 - August 31, 2022	—	$—	$—	$87.4
September 1, 2022 - September 30, 2022	—	$—	$—	$87.4
October 1, 2022 - October 31, 2022	—	$—	$—	$87.4
November 1, 2022 - November 30, 2022	—	$—	$—	$87.4
	757,926		$10.0

On November 1, 2022, the Board approved a repurchase program (the “2022 Stock Repurchase Program”) under which we may repurchase up to $150 million of our outstanding common stock. Under the 2022 Stock Repurchase Program, purchases may be made at management’s discretion from time to time in open-market transactions, in accordance with all applicable securities laws and regulations. Unless extended by the Board, the 2022 Stock Repurchase Program will terminate 18-months from the date it was approved. As of December 31, 2022, Goldman, Sachs & Co., as agent, has repurchased 1,346,326 shares of the Company’s common stock pursuant to the 2022 Repurchase Plan for approximately $15.9 million.
The following table provides information regarding purchases of our common stock by Goldman, Sachs & Co., as agent, pursuant to the 2022 Stock Repurchase Program for each month in the year ended December 31, 2022 since its inception:

Period ($ in millions, except share and per share amounts)	Total Number of Shares Repurchased	Average Price Paid per Share	Approximate Dollar Value of Shares that have been Purchased Under the Plans	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan
November 1, 2022 - November 30, 2022	—	$—	$—	$150.0
December 1, 2022 - December 31, 2022	1,346,326	$11.84	$15.9	$134.1
Total	1,346,326		$15.9

Debt
Aggregate Borrowings
Debt obligations consisted of the following as of December 31, 2022 and December 31, 2021:

	December 31, 2022
($ in thousands)	Aggregate Principal Committed	Outstanding Principal	Amount Available(1)	Net Carrying Value(2)
Revolving Credit Facility(3)(5)	$1,855,000	$557,144	$1,253,057	$542,453
SPV Asset Facility II	350,000	250,000	100,000	245,368
SPV Asset Facility III	250,000	250,000	—	249,372
CLO I	390,000	390,000	—	387,321
CLO II	260,000	260,000	—	257,206
CLO III	260,000	260,000	—	258,145
CLO IV	292,500	292,500	—	287,777
CLO V	509,625	509,625	—	506,792
CLO VI	260,000	260,000	—	258,271
CLO VII	239,150	239,150	—	237,155
2024 Notes(4)	400,000	400,000	—	384,851
2025 Notes	425,000	425,000	—	421,242
July 2025 Notes	500,000	500,000	—	495,347
2026 Notes	500,000	500,000	—	493,162
July 2026 Notes	1,000,000	1,000,000	—	982,993
2027 Notes(4)	500,000	500,000	—	438,332
2028 Notes	850,000	850,000	—	835,957
Total Debt	$8,841,275	$7,443,419	$1,353,057	$7,281,744
_______________
(1)The amount available reflects any collateral related limitations at the Company level related to each credit facility’s borrowing base.
(2)The carrying value of our Revolving Credit Facility, SPV Asset Facility II, SPV Asset Facility III, CLO I, CLO II, CLO III, CLO IV, CLO V, CLO VI, CLO VII, 2024 Notes, 2025 Notes, July 2025 Notes, 2026 Notes, July 2026 Notes, 2027 Notes and 2028 Notes are presented net of deferred financing costs of $14.7 million, $4.6 million, $0.6 million, $2.7 million, $2.8 million, $1.9 million, $4.7 million, $2.8 million, $1.7 million, $2.0 million, $2.9 million, $3.8 million, $4.7 million, $6.8 million, $17.0 million, $7.9 million and $14.0 million respectively.
(3)Includes the unrealized translation gain (loss) on borrowings denominated in foreign currencies.
(4)Inclusive of change in fair market value of effective hedge.
(5)The amount available is reduced by $44.8 million of outstanding letters of credit.

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
(5)The amount available is reduced by $55.3 million of outstanding letters of credit.

For the years ended December 31, 2022, 2021 and 2020 the components of interest expense were as follows:

	For the Years Ended December 31,
($ in thousands)	2022	2021	2020
Interest expense	$273,134	$192,652	$136,387
Amortization of debt issuance costs	30,076	25,721	17,178
Net change in unrealized gain (loss) on effective interest rate swaps and hedged items(1)	4,329	759	(626)
Total Interest Expense	$307,539	$219,132	$152,939
Average interest rate	3.7%	3.0%	3.5%
Average daily borrowings	$7,254,857	$6,329,332	$3,815,270
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
Amounts drawn bore interest at LIBOR plus a spread of 2.25% until the six-month anniversary of the SPV Asset Facility I Closing Date, increasing to 2.50% thereafter, until the SPV Asset Facility I Commitment Termination Date. We predominantly borrowed utilizing LIBOR rate loans, generally electing one-month LIBOR upon borrowing. After a ramp-up period, there was an unused fee of 0.75% per annum on the amount, if any, by which the undrawn amount under the SPV Asset Facility I exceeded 25% of the maximum principal amount of the SPV Asset Facility I. The SPV Asset Facility I contained customary covenants, including certain financial maintenance covenants, limitations on the activities of ORCC Financing, including limitations on incurrence of incremental indebtedness, and customary events of default. The SPV Asset Facility I was secured by a perfected first priority security interest in the assets of ORCC Financing and on any payments received by ORCC Financing in respect of those assets. Assets pledged to the SPV Asset Facility I Lenders were not available to pay our debts. For further details, see “ITEM 1. – Notes to Consolidated Financial Statements – Note 6. Debt.”
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
SPV Asset Facility III
On December 14, 2018 (the “SPV Asset Facility III Closing Date”), ORCC Financing III LLC (“ORCC Financing III”), a Delaware limited liability company and our newly formed subsidiary, entered into a Loan Financing and Servicing Agreement (the “SPV Asset Facility III”), with ORCC Financing III, as borrower, ourselves, as equity holder and services provider, the lenders from time to time parties thereto (the “SPV Asset Facility III Lenders”), Deutsche Bank AG, New York Branch, as Facility Agent, State Street Bank and Trust Company, as Collateral Agent and Cortland Capital Market Services LLC, as Collateral Custodian. The parties to the SPV Asset Facility III have entered into various amendments, including those relating to the undrawn fee and make-whole fee and definition of “Change of Control.” The following describes the terms of SPV Asset Facility III as amended through May 3, 2022.
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

Amounts drawn bear interest at term SOFR (or, in the case of certain SPV Asset Facility III Lenders that are commercial paper conduits, the lower of (a) their cost of funds and (b) term SOFR, such term SOFR not to be lower than zero) plus a spread equal to 2.20% per annum, which spread will increase (a) on and after the end of the SPV Asset Facility III Revolving Period by 0.15% per annum if no event of default has occurred and (b) by 2.00% per annum upon the occurrence of an event of default (such spread, the “Applicable Margin”) term SOFR may be replaced as a base rate under certain circumstances. We predominantly borrow utilizing SOFR rate loans, generally electing one-month SOFR upon borrowing. During the SPV Asset Facility III Revolving Period, ORCC Financing III will pay an undrawn fee ranging from 0.25% to 0.50% per annum on the undrawn amount, if any, of the revolving commitments in the SPV Asset Facility III. During the Revolving Period, if the undrawn commitments are in excess of a certain portion (initially 20% and increasing in stages to 75%) of the total commitments under the SPV Asset Facility III, ORCC Financing III will also pay a make-whole fee equal to the Applicable Margin multiplied by such excess undrawn commitment amount, reduced by the undrawn fee payable on such excess. The SPV Asset Facility III contains customary covenants, including certain financial maintenance covenants, limitations on the activities of ORCC Financing III, including limitations on incurrence of incremental indebtedness, and customary events of default. The SPV Asset Facility III is secured by a perfected first priority security interest in the assets of ORCC Financing III and on any payments received by ORCC Financing III in respect of those assets. Assets pledged to the SPV Asset Facility III Lenders will not be available to pay our debts. For further details, see “ITEM 1. – Notes to Consolidated Financial Statements – Note 6. Debt.”
SPV Asset Facility IV
On August 2, 2019 (the “SPV Asset Facility IV Closing Date”), ORCC Financing IV LLC (“ORCC Financing IV”), a Delaware limited liability company and our newly formed subsidiary, entered into a Credit Agreement (the “SPV Asset Facility IV”), with ORCC Financing IV, as borrower, Société Générale, as initial Lender and as Administrative Agent, State Street Bank and Trust Company, as Collateral Agent, Collateral Administrator and Custodian, and Cortland Capital Market Services LLC as Document Custodian and the lenders from time to time party thereto pursuant to Assignment and Assumption Agreements (the “SPV Asset Facility IV Lenders”).
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
From time to time, we sold and contributed certain investments to ORCC Financing IV pursuant to a Sale and Contribution Agreement by and between us and ORCC Financing IV. No gain or loss was recognized as a result of the contribution. Proceeds from the SPV Asset Facility IV were used to finance the origination and acquisition of eligible assets by ORCC Financing IV, including the purchase of such assets from us. We retained a residual interest in assets contributed to or acquired by ORCC Financing IV through our ownership of ORCC Financing IV. The maximum principal amount of the SPV Asset Facility IV was $250 million; the availability of this amount was subject to an overcollateralization ratio test, which was based on the value of ORCC Financing IV’s assets from time to time, and satisfaction of certain conditions, including an interest coverage ratio test, certain concentration limits and collateral quality tests.
The SPV Asset Facility IV provided for the ability to (1) draw term loans and (2) draw and redraw revolving loans under the SPV Asset Facility IV until the last day of the reinvestment period unless the revolving commitments are terminated or converted to term loans sooner as provided in the SPV Asset Facility IV (the “SPV Asset Facility IV Commitment Termination Date”). The SPV Asset Facility IV was terminated on October 3, 2022 (the “SPV Asset Facility IV Termination Date”). Prior to the SPV Asset Facility IV Termination Date, proceeds received by ORCC Financing IV from principal and interest, dividends, or fees on assets were required to be used to pay fees, expenses and interest on outstanding borrowings, and the excess may be returned to us, subject to certain conditions. On the SPV Asset Facility IV Termination Date, ORCC Financing IV repaid in full all outstanding fees and expenses and all principal and interest on outstanding borrowings.
From the SPV Asset Facility IV Closing Date to the SPV Asset Facility IV Termination Date, there was a commitment fee ranging from 0.50% to 0.75% per annum on the undrawn amount, if any, of the revolving commitments in the SPV Asset Facility IV. The SPV Asset Facility IV contained customary covenants, including certain financial maintenance covenants, limitations on the activities of ORCC Financing IV, including limitations on incurrence of incremental indebtedness, and customary events of default. The SPV Asset Facility IV was secured by a perfected first priority security interest in the assets of ORCC Financing IV and on any payments received by ORCC Financing IV in respect of those assets. Assets pledged to the SPV Asset Facility IV Lenders were not available to pay our debts. For further details, see “ITEM 1. – Notes to Consolidated Financial Statements – Note 6. Debt.”

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
The CLO I Notes were offered in reliance on Section 4(a)(2) of the Securities Act. The CLO I Notes have not been registered under the Securities Act or any state securities (e.g., “blue sky”) laws and, unless so registered, may not be offered or sold in the United States absent registration with the Securities and Exchange Commission or pursuant to an exemption from, or in a transaction not subject to, the registration requirements of the Securities Act as applicable. For further details, see “ITEM 1. – Notes to Consolidated Financial Statements – Note 6. Debt.”

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
The CLO II Debt was offered in reliance on Section 4(a)(2) of the Securities Act. The CLO II Debt has not been registered under the Securities Act or any state securities laws (e.g., blue sky) and, unless so registered, may not be offered or sold in the United States absent registration with the Securities and Exchange Commission or pursuant to an exemption from, or in a transaction not subject to, the registration requirements of the Securities Act as applicable.
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
The CLO III Debt was offered in reliance on Section 4(a)(2) of the Securities Act. The CLO III Debt has not been registered under the Securities Act or any state securities laws (e.g., “blue sky”) and, unless so registered, may not be offered or sold in the United States absent registration with the Securities and Exchange Commission or pursuant to an exemption from, or in a transaction not subject to, the registration requirements of the Securities Act as applicable. For further details, see “ITEM 1. – Notes to Consolidated Financial Statements – Note 6. Debt.”
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
Through April 20, 2026, a portion of the proceeds received by the CLO V Issuer from the loans securing the CLO V Refinancing Secured Notes may be used by the Issuer to purchase additional middle market loans under the direction of the Adviser, in its capacity as collateral manager for the CLO V Refinancing Issuer and in accordance with our investing strategy and ability to originate eligible middle market loans.
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
In connection with the offering of the 2023 Notes, on December 21, 2017, we entered into a centrally cleared interest rate swap. The notional amount of the interest rate swap was $150 million. We received fixed rate interest semi-annually at 4.75% and paid variable rate interest monthly based on 1-month LIBOR plus 2.545%. The interest rate swap matured on December 21, 2021, and therefore, for the year ended December 31, 2022, we did not make any periodic payments. For the years ended December 31, 2021 and 2020, we made periodic payments of $4.0 million and $4.8 million, respectively. The interest expense related to the 2023 Notes was equally offset by proceeds received from the interest rate swap. The swap adjusted interest expense is included as a component of interest expense in our Consolidated Statements of Operations. Depending on the nature of the balance at period end, the fair value of the interest rate swap is either included as a component of accrued expenses and other liabilities or prepaid expenses and other assets on our Consolidated Statements of Assets and Liabilities. The change in fair value of the interest rate swap is offset by the change in fair value of the 2023 Notes, with the remaining difference included as a component of interest expense on the Consolidated Statements of Operations.
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
150

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
In connection with the issuance of the 2024 Notes, on April 10, 2019 we entered into centrally cleared interest rate swaps. The notional amount of the interest rate swaps is $400 million. We will receive fixed rate interest at 5.25% and pay variable rate interest based on one-month LIBOR plus 2.937%. The interest rate swaps mature on April 10, 2024. For the years ended December 31, 2022, 2021 and 2020 we made periodic payments of $5.6 million, $8.7 million and $19.3 million, respectively. The interest expense related to the 2024 Notes is equally offset by the proceeds received from the interest rate swaps. The swap adjusted interest expense is included as a component of interest expense on our Consolidated Statements of Operations. As of December 31, 2022 and December 31, 2021, the interest rate swap had a fair value of $(13.1) million and $12.0 million, respectively. Depending on the nature of the balance at period end, the fair value of the interest rate swap is either included as a component of accrued expenses and other liabilities or prepaid expenses and other assets on our Consolidated Statements of Assets and Liabilities. The change in fair value of the interest rate swap is offset by the change in fair value of the 2024 Notes, with the remaining difference included as a component of interest expense on the Consolidated Statements of Operations. For further details, see “ITEM 1. – Notes to Consolidated Financial Statements – Note 6. Debt.”
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
151

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
In connection with the issuance of the 2027 Notes, on April 26, 2021 we entered into centrally cleared interest rate swaps. The notional amount of the interest rate swaps is $500 million. We will receive fixed rate interest at 2.625% and pay variable rate interest based on one-month LIBOR plus 1.655%. The interest rate swaps mature on January 15, 2027. For the years ended December 31, 2022 and 2021, we made periodic payments of $3.1 million and $0.9 million, respectively. The interest expense related to the 2027 Notes is equally offset by the proceeds received from the interest rate swaps. The swap adjusted interest expense is included as a component of interest expense on our Consolidated Statements of Operations. As of December 31, 2022 and December 31, 2021, the interest rate swap had a fair value of $(56.4) million and $7.6 million, respectively. Depending on the nature of the balance at period end, the fair value of the interest rate swap is either included as a component of accrued expenses and other liabilities or prepaid expenses and other assets on our Consolidated Statements of Assets and Liabilities. The change in fair value of the interest rate swap is offset by the change in fair value of the 2027 Notes, with the remaining difference included as a component of interest expense on the Consolidated Statements of Operations. For further details, see “ITEM 1. – Notes to Consolidated Financial Statements – Note 6. Debt.”
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
152

Off-Balance Sheet Arrangements
Portfolio Company Commitments
From time to time, we may enter into commitments to fund investments. As of December 31, 2022 and December 31, 2021, we had the following outstanding commitments to fund investments in current portfolio companies:

Portfolio Company	Investment	December 31, 2022	December 31, 2021
($ in thousands)
3ES Innovation Inc. (dba Aucerna)	First lien senior secured revolving loan	$2,193	$3,893
AAM Series 1.1 Rail and Domestic Intermodal Feeder, LLC	LLC Interest	45,000	—
AAM Series 2.1 Aviation Feeder, LLC	LLC Interest	43,432	—
ABB/Con-cise Optical Group LLC	First lien senior secured revolving loan	354	—
Accela, Inc.	First lien senior secured revolving loan	3,000	3,000
Alera Group, Inc.	First lien senior secured delayed draw term loan	—	417
AmeriLife Holdings LLC	First lien senior secured delayed draw term loan	61	—
AmeriLife Holdings LLC	First lien senior secured revolving loan	91	—
AmSpec Group, Inc. (fka AmSpec Services Inc.)	First lien senior secured revolving loan	11,388	10,665
Anaplan, Inc.	First lien senior secured revolving loan	9,722	—
Apex Group Treasury, LLC	Second lien senior secured delayed draw term loan	—	25,147
Apex Service Partners, LLC	First lien senior secured revolving loan	19	—
Apptio, Inc.	First lien senior secured revolving loan	1,112	1,667
Aramsco, Inc.	First lien senior secured revolving loan	6,703	8,378
Ardonagh Midco 3 PLC	First lien senior secured GBP delayed draw term loan	—	11,038
Armstrong Bidco Limited (dba The Access Group)	First lien senior secured delayed draw term loan	273	—
Ascend Buyer, LLC (dba PPC Flexible Packaging)	First lien senior secured revolving loan	565	471
Associations, Inc.	First lien senior secured delayed draw term loan	45,792	—
Associations, Inc.	First lien senior secured revolving loan	32,923	32,923
AxiomSL Group, Inc.	First lien senior secured delayed draw term loan	8,331	8,331
AxiomSL Group, Inc.	First lien senior secured revolving loan	18,227	18,227
Bayshore Intermediate #2, L.P. (dba Boomi)	First lien senior secured revolving loan	4,607	6,913
BCPE Osprey Buyer, Inc. (dba PartsSource)	First lien senior secured delayed draw term loan	28,014	28,014
BCPE Osprey Buyer, Inc. (dba PartsSource)	First lien senior secured revolving loan	11,855	11,855
BCTO BSI Buyer, Inc. (dba Buildertrend)	First lien senior secured revolving loan	8,036	2,339
Blend Labs, Inc.	First lien senior secured revolving loan	7,500	7,500
BP Veraison Buyer, LLC (dba Sun World)	First lien senior secured delayed draw term loan	29,054	29,054
BP Veraison Buyer, LLC (dba Sun World)	First lien senior secured revolving loan	8,716	8,716
Brightway Holdings, LLC	First lien senior secured revolving loan	3,158	3,158
Centrify Corporation	First lien senior secured revolving loan	—	6,817
CivicPlus, LLC	First lien senior secured delayed draw term loan	—	6,673
CivicPlus, LLC	First lien senior secured revolving loan	2,698	1,335
Denali BuyerCo, LLC (dba Summit Companies)	First lien senior secured delayed draw term loan	1,719	9,849
Denali BuyerCo, LLC (dba Summit Companies)	First lien senior secured revolving loan	2,998	3,556
Diamondback Acquisition, Inc. (dba Sphera)	First lien senior secured delayed draw term loan	1,080	1,080
Dodge Data & Analytics LLC	First lien senior secured revolving loan	—	1,888
Douglas Products and Packaging Company LLC	First lien senior secured revolving loan	2,447	3,936
EET Buyer, Inc. (dba e-Emphasys)	First lien senior secured revolving loan	455	455
153

Portfolio Company	Investment	December 31, 2022	December 31, 2021
Entertainment Benefits Group, LLC	First lien senior secured revolving loan	44	11,200
Evolution BuyerCo, Inc. (dba SIAA)	First lien senior secured revolving loan	10,709	10,709
Forescout Technologies, Inc.	First lien senior secured delayed draw term loan	48,750	—
Forescout Technologies, Inc.	First lien senior secured revolving loan	5,345	5,345
Fortis Solutions Group, LLC	First lien senior secured delayed draw term loan	13	1,347
Fortis Solutions Group, LLC	First lien senior secured revolving loan	400	462
Fullsteam Operations, LLC	First lien senior secured delayed draw term loan	3,987	—
Gainsight, Inc.	First lien senior secured revolving loan	3,357	3,357
Galls, LLC	First lien senior secured revolving loan	17,192	20,468
Gaylord Chemical Company, L.L.C.	First lien senior secured revolving loan	13,202	13,202
Gerson Lehrman Group, Inc.	First lien senior secured revolving loan	21,563	21,563
GI Ranger Intermediate, LLC (dba Rectangle Health)	First lien senior secured delayed draw term loan	—	614
GI Ranger Intermediate, LLC (dba Rectangle Health)	First lien senior secured revolving loan	332	369
Global Music Rights, LLC	First lien senior secured revolving loan	667	667
GovBrands Intermediate, Inc.	First lien senior secured delayed draw term loan	1,111	1,111
GovBrands Intermediate, Inc.	First lien senior secured revolving loan	79	793
Granicus, Inc.	First lien senior secured delayed draw term loan	—	1,006
Granicus, Inc.	First lien senior secured revolving loan	789	1,187
Guidehouse Inc.	First lien senior secured revolving loan	—	351
H&F Opportunities LUX III S.À R.L (dba Checkmarx)	First lien senior secured revolving loan	16,250	16,250
Hercules Borrower, LLC (dba The Vincit Group)	First lien senior secured revolving loan	18,685	20,916
HGH Purchaser, Inc. (dba Horizon Services)	First lien senior secured delayed draw term loan	3,824	49,359
HGH Purchaser, Inc. (dba Horizon Services)	First lien senior secured revolving loan	6,520	7,031
Hissho Sushi Merger Sub LLC	First lien senior secured revolving loan	56	—
Hometown Food Company	First lien senior secured revolving loan	3,388	4,235
Ideal Image Development, LLC	First lien senior secured delayed draw term loan	1,463	—
Ideal Image Development, LLC	First lien senior secured revolving loan	1,829	—
Ideal Tridon Holdings, Inc.	First lien senior secured revolving loan	2,536	3,927
IG Investments Holdings, LLC (dba Insight Global)	First lien senior secured revolving loan	2,384	1,987
Indigo Buyer, Inc. (dba Inovar Packaging Group)	First lien senior secured delayed draw term loan	250	—
Indigo Buyer, Inc. (dba Inovar Packaging Group)	First lien senior secured revolving loan	83	—
Individual Foodservice Holdings, LLC	First lien senior secured delayed draw term loan	—	6,890
BradyIFS Holdings, LLC (fka Individual Foodservice Holdings, LLC)	First lien senior secured revolving loan	21,567	20,609
Inovalon Holdings, Inc.	First lien senior secured delayed draw term loan	18,988	18,988
Integrity Marketing Acquisition, LLC	First lien senior secured revolving loan	14,832	14,832
Intelerad Medical Systems Incorporated (fka 11849573 Canada Inc.)	First lien senior secured revolving loan	—	1,607
Interoperability Bidco, Inc. (dba Lyniate)	First lien senior secured revolving loan	1,522	4,000
IQN Holding Corp. (dba Beeline)	First lien senior secured revolving loan	—	22,672
Kaseya Inc.	First lien senior secured delayed draw term loan	1,134	—
Kaseya Inc.	First lien senior secured revolving loan	1,134	—
KPSKY Acquisition, Inc. (dba BluSky)	First lien senior secured delayed draw term loan	—	256
Sara Lee Frozen Bakery, LLC (fka KSLB Holdings, LLC)	First lien senior secured revolving loan	1,980	8,700
Lazer Spot Holdings, Inc. (f/k/a Lazer Spot GB Holdings, Inc.)	First lien senior secured revolving loan	26,833	26,833
154

Portfolio Company	Investment	December 31, 2022	December 31, 2021
Mario Purchaser, LLC (dba Len the Plumber)	First lien senior secured delayed draw term loan	4,880	—
Mario Midco Holdings, Inc. (dba Len the Plumber)	First lien senior secured revolving loan	1,381	—
Lignetics Investment Corp.	First lien senior secured delayed draw term loan	3,922	3,922
Lignetics Investment Corp.	First lien senior secured revolving loan	1,882	3,922
Litera Bidco LLC	First lien senior secured delayed draw term loan	—	5,176
Litera Bidco LLC	First lien senior secured revolving loan	4,160	5,738
Medline Borrower, LP	First lien senior secured revolving loan	7,190	7,190
MHE Intermediate Holdings, LLC (dba OnPoint Group)	First lien senior secured delayed draw term loan	—	9,850
MHE Intermediate Holdings, LLC (dba OnPoint Group)	First lien senior secured revolving loan	13,361	15,536
Milan Laser Holdings LLC	First lien senior secured revolving loan	2,078	2,078
MINDBODY, Inc.	First lien senior secured revolving loan	6,071	6,071
Ministry Brands Holdings, LLC	First lien senior secured delayed draw term loan	226	226
Ministry Brands Holdings, LLC	First lien senior secured revolving loan	34	68
National Dentex Labs LLC (fka Barracuda Dental LLC)	First lien senior secured delayed draw term loan	—	3,980
National Dentex Labs LLC (fka Barracuda Dental LLC)	First lien senior secured revolving loan	171	6,322
Natural Partners, LLC	First lien senior secured revolving loan	68	—
Nelipak Holding Company	First lien senior secured USD revolving loan	6,299	4,288
Nelipak Holding Company	First lien senior secured EUR revolving loan	4,481	7,518
NMI Acquisitionco, Inc. (dba Network Merchants)	First lien senior secured delayed draw term loan	3,077	4,073
NMI Acquisitionco, Inc. (dba Network Merchants)	First lien senior secured revolving loan	1,652	1,652
Norvax, LLC (dba GoHealth)	First lien senior secured revolving loan	12,273	2,761
Notorious Topco, LLC (dba Beauty Industry Group)	First lien senior secured delayed draw term loan	6,385	15,962
Notorious Topco, LLC (dba Beauty Industry Group)	First lien senior secured revolving loan	7,981	7,981
OB Hospitalist Group, Inc.	First lien senior secured revolving loan	9,897	13,533
Ole Smoky Distillery, LLC	First lien senior secured revolving loan	116	—
Pacific BidCo Inc.	First lien senior secured delayed draw term loan	3,436	—
Patriot Acquisition TopCo S.A.R.L (dba Corza Health, Inc.)	First lien senior secured revolving loan	10,637	13,538
Peter C. Foy & Associates Insurance Services, LLC (dba PCF Insurance Services)	First lien senior secured delayed draw term loan	—	8,695
Peter C. Foy & Associates Insurance Services, LLC (dba PCF Insurance Services)	First lien senior secured revolving loan	6,161	6,161
Plasma Buyer LLC (dba PathGroup)	First lien senior secured delayed draw term loan	176	—
Plasma Buyer LLC (dba PathGroup)	First lien senior secured revolving loan	76	—
Ping Identity Holding Corp.	First lien senior secured revolving loan	91	—
Pluralsight, LLC	First lien senior secured revolving loan	3,118	6,235
PPV Intermediate Holdings, LLC	First lien senior secured delayed draw term loan	110	—
PPV Intermediate Holdings, LLC	First lien senior secured revolving loan	49	—
Project Power Buyer, LLC (dba PEC-Veriforce)	First lien senior secured revolving loan	3,188	3,188
QAD, Inc.	First lien senior secured revolving loan	3,429	3,429
PS Operating Company LLC (fka QC Supply, LLC)	First lien senior secured revolving loan	1,159	2,650
Quva Pharma, Inc.	First lien senior secured revolving loan	2,080	4,000
Reef Global Acquisition LLC (fka Cheese Acquisition, LLC)	First lien senior secured revolving loan	—	5,377
Refresh Parent Holdings, Inc.	First lien senior secured delayed draw term loan	—	797
Refresh Parent Holdings, Inc.	First lien senior secured revolving loan	—	6,897
155

Portfolio Company	Investment	December 31, 2022	December 31, 2021
Relativity ODA LLC	First lien senior secured revolving loan	7,333	7,333
SailPoint Technologies Holdings, Inc.	First lien senior secured revolving loan	4,358	—
Securonix, Inc.	First lien senior secured revolving loan	153	—
SimpliSafe Holding Corporation	First lien senior secured delayed draw term loan	772	—
Smarsh Inc.	First lien senior secured delayed draw term loan	95	—
Smarsh Inc.	First lien senior secured revolving loan	48	—
Sonny's Enterprises LLC	First lien senior secured revolving loan	17,969	15,402
Spotless Brands, LLC	First lien senior secured revolving loan	1,305	—
SWK BUYER, Inc. (dba Stonewall Kitchen)	First lien senior secured delayed draw term loan	175	—
SWK BUYER, Inc. (dba Stonewall Kitchen)	First lien senior secured revolving loan	46	—
Swipe Acquisition Corporation (dba PLI)	First lien senior secured delayed draw term loan	6,228	10,230
Swipe Acquisition Corporation (dba PLI)	Letter of Credit	7,118	7,118
Tahoe Finco, LLC	First lien senior secured revolving loan	9,244	9,244
TC Holdings, LLC (dba TrialCard)	First lien senior secured revolving loan	—	7,685
Tamarack Intermediate, L.L.C. (dba Verisk 3E)	First lien senior secured revolving loan	116	—
Tempo Buyer Corp. (dba Global Claims Services)	First lien senior secured delayed draw term loan	308	308
Tempo Buyer Corp. (dba Global Claims Services)	First lien senior secured revolving loan	141	154
The Shade Store, LLC	First lien senior secured revolving loan	655	909
THG Acquisition, LLC (dba Hilb)	First lien senior secured revolving loan	8,608	8,608
The NPD Group, L.P.	First lien senior secured revolving loan	1,329	—
Thunder Purchaser, Inc. (dba Vector Solutions)	First lien senior secured delayed draw term loan	7,018	10,965
Thunder Purchaser, Inc. (dba Vector Solutions)	First lien senior secured revolving loan	2,522	3,838
Troon Golf, L.L.C.	First lien senior secured revolving loan	21,622	21,621
Ultimate Baked Goods Midco, LLC	First lien senior secured revolving loan	7,335	4,724
Unified Women's Healthcare, LP	First lien senior secured delayed draw term loan	33	—
Unified Women's Healthcare, LP	First lien senior secured revolving loan	88	—
USRP Holdings, Inc. (dba U.S. Retirement and Benefits Partners)	First lien senior secured revolving loan	4,239	4,168
Valence Surface Technologies LLC	First lien senior secured revolving loan	49	49
Velocity HoldCo III Inc. (dba VelocityEHS)	First lien senior secured revolving loan	1,072	1,340
When I Work, Inc.	First lien senior secured revolving loan	925	925
Wingspire Capital Holdings LLC	LLC interest	35,855	51,962
WU Holdco, Inc. (dba Weiman Products, LLC)	First lien senior secured delayed draw term loan	—	14,829
WU Holdco, Inc. (dba Weiman Products, LLC)	First lien senior secured revolving loan	9,219	13,444
Zendesk, Inc.	First lien senior secured delayed draw term loan	17,352	—
Zendesk, Inc.	First lien senior secured revolving loan	7,145	—
Total Unfunded Portfolio Company Commitments		$926,091	$963,808
We seek to carefully consider our unfunded portfolio company commitments for the purpose of planning our ongoing financial leverage. Further, we consider any outstanding unfunded portfolio company commitments we are required to fund within the 150% asset coverage limitation. As of December 31, 2022, we believed we had adequate financial resources to satisfy the unfunded portfolio company commitments.

156

Other Commitments and Contingencies
On November 3, 2020, our Board approved a repurchase program (the “2020 Repurchase Program”) under which we were authorized to repurchase up to $100 million of our outstanding common stock. Under the 2020 Repurchase Program, purchases were made at management’s discretion from time to time in open-market transactions, in accordance with all applicable securities laws and regulations. On November 2, 2021, the Board approved an extension to the 2020 Repurchase Program, and on November 2, 2022, the 2020 Repurchase Program ended in accordance with its terms. As of December 31, 2021, Goldman, Sachs & Co., as agent, had repurchased 186,150 shares of the Company’s common stock pursuant to the 2020 Stock Repurchase Plan for approximately $2.6 million. As of December 31, 2022, Goldman, Sachs & Co., as agent, has repurchased 944,076 shares of our common stock pursuant to the 2020 Repurchase Plan for approximately $12.6 million.
On November 1, 2022, the Board approved a repurchase program (the “2022 Repurchase Program”) under which we may repurchase up to $150 million of our outstanding common stock. Under the 2022 Stock Repurchase Program, purchases may be made at management’s discretion from time to time in open-market transactions, in accordance with all applicable securities laws and regulations. Unless extended by the Board, the 2022 Stock Repurchase Program will terminate 18-months from the date it was approved. As of December 31, 2022, Goldman, Sachs & Co., as agent, has repurchased 1,346,326 shares of the Company’s common stock pursuant to the 2022 Stock Repurchase Plan for approximately $15.9 million.
From time to time, we may become a party to certain legal proceedings incidental to the normal course of its business. At December 31, 2022, we were not aware of any material pending or threatened litigation that would require accounting recognition or financial statement disclosure.
Contractual Obligations
A summary of our contractual payment obligations under our credit facilities as of December 31, 2022, is as follows:

	Payments Due by Period
($ in millions)	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
Revolving Credit Facility	$1,855.0	$—	$75.0	1,780.0	—
SPV Asset Facility II	350.0	—	—	—	350.0
SPV Asset Facility III	250.0	—	250.0	—	—
CLO I	390.0	—	—	—	390.0
CLO II	260.0	—	—	—	260.0
CLO III	260.0	—	—	—	260.0
CLO IV	292.5	—	—	—	292.5
CLO V	509.6	—	—	—	509.6
CLO VI	260.0	—	—	—	260.0
CLO VII	239.2	—	—	—	239.2
2024 Notes	400.0	—	400.0	—	—
2025 Notes	425.0	—	425.0	—	—
July 2025 Notes	500.0	—	500.0	—	—
2026 Notes	500.0	—	—	500.0	—
July 2026 Notes	1,000.0	—	—	1,000.0	—
2027 Notes	500.0	—	—	500.0	—
2028 Notes	850.0	—	—	—	850.0
Total Contractual Obligations	$8,841.3	$—	$1,650.0	$3,780.0	$3,411.3
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
157

We invest in Wingspire, Amergin AssetCo, Fifth Season and ORCC SLF, controlled affiliated investments, as defined in the 1940 Act. See “ITEM 1. – Notes to Consolidated Financial Statements – Note 3. Agreements and Related Party Transactions” for further details.
We invest in LSI Financing, a non-controlled affiliated investment, as defined in the 1940 Act. See “ITEM 1. – Notes to Consolidated Financial Statements – Note 3. Agreements and Related Party Transactions” for further details.
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
Investments for which market quotations are readily available are typically valued at the average bid price of those market quotations. To validate market quotations, we utilize a number of factors to determine if the quotations are representative of fair value, including the source and number of the quotations. Debt and equity securities that are not publicly traded or whose market prices are not readily available, as is the case for substantially all of our investments, are valued at fair value as determined in good faith by our Adviser, as the valuation designee, based on, among other things, independent third-party valuation firm(s) engaged at the direction of our Adviser.
As part of the valuation process, our Adviser, as the valuation designee takes into account relevant factors in determining the fair value of our investments, including: the estimated enterprise value of a portfolio company (i.e., the total fair value of the portfolio company’s debt and equity), the nature and realizable value of any collateral, the portfolio company’s ability to make payments based on its earnings and cash flow, the markets in which the portfolio company does business, a comparison of the portfolio company’s securities to any similar publicly traded securities, and overall changes in the interest rate environment and the credit markets that may affect the price at which similar investments may be made in the future. When an external event such as a purchase transaction, public offering or subsequent equity sale occurs, the Board considers whether the pricing indicated by the external event corroborates its valuation.
Our Adviser, as the valuation designee, undertakes a multi-step valuation process, which includes, among other procedures, the following:
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
•Preliminary valuation conclusions are documented and discussed with the Adviser’s valuation committee;
•Our Adviser, as the valuation designee, reviews the recommended valuations and determines the fair value of each investment;
•Each quarter, our Adviser, as the valuation designee, provides the Audit Committee a summary or description of material fair value matters that occurred in the prior quarter and on an annual basis, our Adviser, as the valuation designee, will provide the Audit Committee with a written assessment of the adequacy and effectiveness of its fair value process; and
•The Audit Committee oversee the valuation designee and will report to the Board on any valuation matters requiring the Board’s attention.
158

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
Transfers between levels, if any, are recognized at the beginning of the period in which the transfer occurred. In addition to using the above inputs in investment valuations, we apply the valuation policy approved by our Board that is consistent with ASC 820. Consistent with the valuation policy, our Adviser, as the valuation designee, evaluates the source of the inputs, including any markets in which our investments are trading (or any markets in which securities with similar attributes are trading), in determining fair value. When an investment is valued based on prices provided by reputable dealers or pricing services (that is, broker quotes), our Adviser, as the valuation designee, subjects those prices to various criteria in making the determination as to whether a particular investment would qualify for treatment as a Level 2 or Level 3 investment. For example, our Adviser, as the valuation designee, or the independent valuation firm(s), review pricing support provided by dealers or pricing services in order to determine if observable market information is being used, versus unobservable inputs.
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
Interest and Dividend Income Recognition
Interest income is recorded on the accrual basis and includes amortization and accretion of discounts or premiums. Certain investments may have contractual payment-in-kind (“PIK”) interest or dividends. PIK interest or dividends represent accrued interest or dividends that are added to the principal amount of the investment on the respective interest or dividend payment dates rather than being paid in cash and generally becomes due at maturity or at the occurrence of a liquidation event. Discounts to par value on securities purchased are amortized into interest income over the contractual life of the respective security using the effective yield method. Premiums to par value on securities purchased are amortized to first call date. The amortized cost of investments represents the original cost adjusted for the amortization or accretion of discounts or premiums, if any. Upon prepayment of a loan or debt security, any prepayment premiums, unamortized upfront loan origination fees and unamortized discounts are recorded as interest income in the current period.
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
159

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
We intend to distribute annually all or substantially all of such income. To the extent that we retain our net capital gains or any investment company taxable income, we generally will be subject to U.S. federal income tax at corporate rates. We can be expected to carry forward our net capital gains or any investment company taxable income in excess of current year dividend distributions, and pay the U.S. federal excise tax as described below.
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
Income Taxes
We have elected to be treated as a BDC under the 1940 Act. We have also elected to be treated as a RIC under the Code beginning with the taxable year ending December 31, 2016 and intend to continue to qualify as a RIC. So long as we maintain our tax treatment as a RIC, we generally will not pay U.S. federal income taxes at corporate rates on any ordinary income or capital gains that we distribute at least annually to our shareholders as distributions. Rather, any tax liability related to income earned and distributed by us represents obligations of our investors and will not be reflected in our consolidated financial statements.
160

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
We evaluate tax positions taken or expected to be taken in the course of preparing our consolidated financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions not deemed to meet the “more-likely-than-not” threshold are reserved and recorded as a tax benefit or expense in the current year. All penalties and interest associated with income taxes are included in income tax expense. Conclusions regarding tax positions are subject to review and may be adjusted at a later date based on factors including, but not limited to, on-going analyses of tax laws, regulations and interpretations thereof. There were no material uncertain tax positions through December 31, 2022. The 2019 through 2021 tax years remain subject to examination by the IRS, and generally years 2018 through 2021 remain subject to examination by state and local tax authorities.

Recent Developments
As of February 17, 2023, Goldman, Sachs & Co., as agent, has repurchased 2,868,514 shares of the Company’s common stock pursuant to the 2022 Stock Repurchase Plan for approximately $34.5 million at an average price of $12.05 per share.
On February 21, 2023, the Board declared a first quarter dividend of $0.33 per share for stockholders of record as of March 31, 2023, payable on or before April 14, 2023 and a fourth quarter supplemental dividend of $0.04 per share for stockholders of record as of March 3, 2023, payable on or before March 17, 2023. The supplemental dividend is calculated as 50% of net investment income in excess of our regular dividend, subject to certain measurement tests and rounded to the nearest penny.
161

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
We are subject to financial market risks, including valuation risk, interest rate risk, currency risk and inflation and supply chain risk.
Valuation Risk
We have invested, and plan to continue to invest, primarily in illiquid debt and equity securities of private companies. Most of our investments will not have a readily available market price, and we value these investments at fair value as determined in good faith by the Adviser, as our valuation designee, based on, among other things, the input of independent third-party valuation firm(s) engaged at the direction of the Adviser, as our valuation designee, and in accordance with our valuation policy. There is no single standard for determining fair value. As a result, determining fair value requires that judgment be applied to the specific facts and circumstances of each portfolio investment while employing a consistently applied valuation process for the types of investments we make. If we were required to liquidate a portfolio investment in a forced or liquidation sale, we may realize amounts that are different from the amounts presented and such differences could be material.
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
As of December 31, 2022, 98.3% of our debt investments based on fair value were floating rates. Additionally, the weighted average floor, based on fair value, of our debt investments was 0.8% and the majority of our debt investments have a floor of 1.0%. The Revolving Credit Facility, SPV Asset Facility II and SPV Asset Facility III bear interest at variable interest rates with no interest rate floor. The 2024 Notes, 2025 Notes, July 2025 Notes, 2026 Notes, July 2026 Notes, 2027 Notes, and 2028 Notes bear interest at fixed rates. The 2024 Notes and 2027 Notes are hedged against interest rate swaps instruments. CLO I, CLO II, CLO III, CLO IV, CLO V, CLO VI and CLO VII bear interest at both fixed and variable rates.
Based on our Consolidated Statements of Assets and Liabilities as of December 31, 2022, the following table shows the annualized impact on net income of hypothetical base rate changes in interest rates on our debt investments (considering interest rate floors for floating rate instruments) assuming each floating rate investment is subject to 3-month reference rate election and there are no changes in our investment and borrowing structure:

($ in millions)	Interest Income	Interest Expense(1)	Net Income(2)
Up 300 basis points	$345,984	$118,917	$227,067
Up 200 basis points	230,656	79,278	151,378
Up 100 basis points	115,328	39,639	75,689
Up 50 basis points	57,664	19,819	37,845
Down 50 basis points	(57,664)	(19,819)	(37,845)
Down 100 basis points	(115,328)	(39,639)	(75,689)
_____________
(1)Includes the impact of our interest rate swaps as a result of interest rate changes.
(2)Excludes the impact of income based fees. See “ITEM 1. — Notes to Consolidated Financial Statements - Note 3. Agreements and Related Party Transactions" of our consolidated financial statements for more information on the income based fees.
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

162

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
Inflation and Supply Chain Risk
Economic activity has continued to accelerate across sectors and regions. Nevertheless, due to global supply chain issues, geopolitical events, a rise in energy prices and strong consumer demand, inflation is showing signs of acceleration in the United States and globally. Inflation is likely to continue in the near to medium-term, particularly in the United States, with the possibility that monetary policy may tighten in response. Persistent inflationary pressures could affect our portfolio companies profit margins.
163

Item 8. Consolidated Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors
Owl Rock Capital Corporation:

Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting
We have audited the accompanying consolidated statements of assets and liabilities of Owl Rock Capital Corporation and subsidiaries (the Company), including the consolidated schedules of investments, as of December 31, 2022 and 2021, the related consolidated statements of operations, changes in net assets, and cash flows for each of the years in the three year period ended December 31, 2022 and the related notes (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations, changes in its net assets, and its cash flows for each of the years in the three year period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022 based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
Basis for Opinions
The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Controls over Financial Reporting. Our responsibility is to express an opinion on the Company’s consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.
Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Such procedures also included confirmation of securities owned as of December 31, 2022 and 2021, by correspondence with custodians, portfolio companies, agents, or by other appropriate auditing procedures. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
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
Fair value of investments
As discussed in Notes 2 and 5 to the consolidated financial statements, substantially all of the Company’s investments are not publicly traded and there is no readily determinable market value. As a result, the Company measures substantially all of its investments using unobservable inputs and assumptions. As of December 31, 2022, total investments at fair value was $13.0 billion.
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

New York, New York
February 22, 2023

Owl Rock Capital Corporation
Consolidated Statements of Assets and Liabilities
(Amounts in thousands, except share and per share amounts)

	December 31, 2022	December 31, 2021
Assets
Investments at fair value
Non-controlled, non-affiliated investments (amortized cost of $12,133,062 and $12,073,126, respectively)	$12,010,369	$12,124,860
Non-controlled, affiliated investments (amortized cost of $6,224 and $—, respectively)	6,175	—
Controlled, affiliated investments (amortized cost of $906,846, and $575,427, respectively)	993,801	616,780
Total investments at fair value (amortized cost of $13,046,132 and $12,648,553, respectively)	13,010,345	12,741,640
Cash (restricted cash of $96,420 and $21,481, respectively)	444,278	431,442
Foreign cash (cost of $809 and $16,096, respectively)	809	15,703
Interest receivable	108,085	81,716
Receivable from a controlled affiliate	17,709	3,953
Prepaid expenses and other assets	3,627	23,716
Total Assets	$13,584,853	$13,298,170
Liabilities
Debt (net of unamortized debt issuance costs of $95,647 and $110,239, respectively)	$7,281,744	$7,079,326
Distribution payable	129,517	122,068
Management fee payable	47,583	46,770
Incentive fee payable	34,462	29,242
Payables to affiliates	6,351	5,802
Accrued expenses and other liabilities	202,793	77,085
Total Liabilities	7,702,450	7,360,293
Commitments and contingencies (Note 7)
Net Assets
Common shares $0.01 par value, 500,000,000 shares authorized; 392,476,687 and 393,766,855 shares issued and outstanding, respectively	3,925	3,938
Additional paid-in-capital	5,970,674	5,990,360
Accumulated undistributed (overdistributed) earnings	(92,196)	(56,421)
Total Net Assets	5,882,403	5,937,877
Total Liabilities and Net Assets	$13,584,853	$13,298,170
Net Asset Value Per Share	$14.99	15.08

The accompanying notes are an integral part of these consolidated financial statements.

Owl Rock Capital Corporation
Consolidated Statements of Operations
(Amounts in thousands, except share and per share amounts)

	For the Years Ended December 31,
	2022	2021	2020
Investment Income
Investment income from non-controlled, non-affiliated investments:
Interest income	$931,870	$887,753	$732,309
Payment-in-kind interest income(1)	113,256	53,185	36,408
Dividend income	52,422	28,052	10,409
Other income	18,514	25,845	14,736
Total investment income from non-controlled, non-affiliated investments	1,116,062	994,835	793,862
Investment income from controlled, affiliated investments:
Interest income	8,206	5,531	327
Dividend income	77,047	20,394	9,063
Other Income	689	643	35
Total investment income from controlled, affiliated investments	85,942	26,568	9,425
Total Investment Income	1,202,004	1,021,403	803,287
Expenses
Interest expense	307,539	219,132	152,939
Management fees	188,755	178,472	144,448
Performance based incentive fees	118,091	103,968	93,892
Professional fees	14,709	15,071	14,654
Directors’ fees	1,092	1,021	849
Other general and administrative	9,290	9,593	7,936
Total Operating Expenses	639,476	527,257	414,718
Management and incentive fees waived	—	—	(130,906)
Total Operating Expenses	639,476	527,257	283,812
Net Investment Income (Loss) Before Taxes	562,528	494,146	519,475
Income tax expense (benefit)	5,810	4,009	2,019
Net Investment Income (Loss) After Taxes	$556,718	$490,137	$517,456
Net Realized and Change in Unrealized Gain (Loss)
Net change in unrealized gain (loss):
Non-controlled, non-affiliated investments	$(133,980)	$148,300	$(75,039)
Non-controlled, affiliated investments	(49)	—	—
Controlled, affiliated investments	45,602	44,081	(1,913)
Translation of assets and liabilities in foreign currencies	(2,118)	(3,953)	4,634
Income tax (provision) benefit	(3,964)	(8,604)	(3,686)
Total Net Change in Unrealized Gain (Loss)	(94,509)	179,824	(76,004)
Net realized gain (loss):
Non-controlled, non-affiliated investments	5,171	(46,332)	(51,376)
Foreign currency transactions	(1,025)	1,253	(2,336)
Total Net Realized Gain (Loss)	4,146	(45,079)	(53,712)
Total Net Realized and Change in Unrealized Gain (Loss)	(90,363)	134,745	(129,716)
Net Increase (Decrease) in Net Assets Resulting from Operations	$466,355	$624,882	$387,740
Earnings Per Share - Basic and Diluted	$1.18	$1.59	$1.00
Weighted Average Shares Outstanding - Basic and Diluted	394,006,852	392,297,907	388,645,561
________________
(1)For the year ended December 31, 2020, interest income and payment-in-kind interest income were reported in aggregate as interest income.

The accompanying notes are an integral part of these consolidated financial statements.

Owl Rock Capital Corporation
Consolidated Schedule of Investments
As of December 31, 2022
(Amounts in thousands, except share amounts)

Company(1)(4)(8)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(2)(3)	Fair Value	Percentage of Net Assets
Non-controlled/non-affiliated portfolio company investments
Debt Investments
Advertising and media
Global Music Rights, LLC(10)(12)(27)	First lien senior secured loan	L +	5.50%	8/28/2028	$7,425	$7,300	$7,425	0.1%
Global Music Rights, LLC(10)(22)(23)(27)	First lien senior secured revolving loan	L +	5.50%	8/27/2027	—	(10)	—	—%
The NPD Group, L.P.(10)(14)(27)	First lien senior secured loan	S +	6.25% (incl. 2.75% PIK)	12/1/2028	23,717	23,252	23,243	0.4%
The NPD Group, L.P.(10)(14)(22)(27)	First lien senior secured revolving loan	S +	5.75%	12/1/2027	181	153	151	—%
					31,323	30,695	30,819	0.5%
Aerospace and defense
Aviation Solutions Midco, LLC (dba STS Aviation)(10)(12)(27)	First lien senior secured loan	L +	7.25%	1/3/2025	212,678	211,054	205,233	3.5%
Peraton Corp.(6)(10)(11)(27)	Second lien senior secured loan	L +	7.75%	2/1/2029	46,113	45,539	43,691	0.7%
Valence Surface Technologies LLC(10)(15)(27)	First lien senior secured loan	S +	7.75% (incl. 3.88% PIK)	6/30/2025	128,074	127,233	102,459	1.7%
Valence Surface Technologies LLC(10)(15)(22)(27)	First lien senior secured revolving loan	S +	7.75%	6/30/2025	10,408	10,345	8,316	0.1%
					397,273	394,171	359,699	6.0%
Asset based lending and fund finance
Hg Genesis 8 Sumoco Limited(10)(20)(27)(29)	Unsecured facility	SA +	6.00% (incl. 6.00% PIK)	8/28/2025	45,071	49,137	45,071	0.8%
Hg Genesis 9 SumoCo Limited(10)(18)(27)(29)	Unsecured facility	E +	7.00% (incl. 7.00% PIK)	3/10/2027	46,914	48,136	46,914	0.8%
Hg Saturn Luchaco Limited(10)(20)(27)(29)	Unsecured facility	SA +	7.50% (incl. 7.50% PIK)	3/30/2026	120,209	135,817	118,706	2.0%
					212,194	233,090	210,691	3.6%

Owl Rock Capital Corporation
Consolidated Schedule of Investments
As of December 31, 2022
(Amounts in thousands, except share amounts)

Company(1)(4)(8)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(2)(3)	Fair Value	Percentage of Net Assets
Buildings and real estate
Associations, Inc.(10)(15)(27)	First lien senior secured loan	S +	6.50% (incl. 2.50% PIK)	7/2/2027	386,382	383,491	385,414	6.6%
Associations, Inc.(10)(15)(22)(24)(27)	First lien senior secured delayed draw term loan	S +	6.50% (incl. 2.50% PIK)	6/10/2024	3,714	3,274	3,590	0.1%
Associations, Inc.(10)(22)(23)(27)	First lien senior secured revolving loan	S +	4.00%	7/2/2027	—	(247)	(82)	—%
REALPAGE, INC.(10)(11)(27)	Second lien senior secured loan	L +	6.50%	4/23/2029	34,500	34,067	33,033	0.6%
					424,596	420,585	421,955	7.3%
Business services
Access CIG, LLC(10)(11)(27)	Second lien senior secured loan	L +	7.75%	2/27/2026	58,760	58,429	58,465	1.0%
CIBT Global, Inc.(10)(12)(27)(30)	First lien senior secured loan	L +	5.25% (incl. 4.25% PIK)	6/2/2025	903	616	470	—%
CIBT Global, Inc.(10)(12)(27)(30)	Second lien senior secured loan	L +	7.75% (incl. 7.75% PIK)	12/1/2025	63,678	26,736	6,048	0.1%
Denali BuyerCo, LLC (dba Summit Companies)(10)(12)(27)	First lien senior secured loan	L +	5.75%	9/15/2028	43,339	42,786	42,905	0.7%
Denali BuyerCo, LLC (dba Summit Companies)(10)(12)(22)(24)(27)	First lien senior secured delayed draw term loan	L +	5.75%	9/15/2023	8,229	8,122	8,147	0.1%
Denali BuyerCo, LLC (dba Summit Companies)(10)(22)(23)(27)	First lien senior secured revolving loan	L +	5.75%	9/15/2027	—	(24)	(30)	—%
Diamondback Acquisition, Inc. (dba Sphera)(10)(11)(27)	First lien senior secured loan	L +	5.50%	9/13/2028	4,109	4,039	4,068	0.1%
Diamondback Acquisition, Inc. (dba Sphera)(10)(22)(23)(24)(27)	First lien senior secured delayed draw term loan	L +	5.50%	9/13/2023	—	(9)	—	—%
Entertainment Benefits Group, LLC(10)(14)(27)	First lien senior secured loan	S +	4.75%	5/1/2028	862	855	862	—%
Entertainment Benefits Group, LLC(10)(14)(22)(27)	First lien senior secured revolving loan	S +	4.75%	4/29/2027	89	88	89	—%
Fullsteam Operations, LLC(10)(12)(22)(24)(27)	First lien senior secured delayed draw term loan	L +	7.50% (incl. 3.00% PIK)	5/13/2024	6,121	5,940	5,994	0.1%
Gainsight, Inc.(10)(12)(27)	First lien senior secured loan	L +	6.75% (incl. 6.75% PIK)	7/30/2027	21,222	20,951	20,902	0.4%
Gainsight, Inc.(10)(22)(23)(27)	First lien senior secured revolving loan	L +	6.25%	7/30/2027	—	(45)	(50)	—%

Owl Rock Capital Corporation
Consolidated Schedule of Investments
As of December 31, 2022
(Amounts in thousands, except share amounts)

Company(1)(4)(8)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(2)(3)	Fair Value	Percentage of Net Assets
Hercules Borrower, LLC (dba The Vincit Group)(10)(12)(27)	First lien senior secured loan	L +	6.50%	12/15/2026	176,892	175,005	176,447	3.0%
Hercules Borrower, LLC (dba The Vincit Group)(10)(13)(22)(27)	First lien senior secured revolving loan	L +	6.50%	12/15/2026	2,231	2,024	2,179	—%
Hercules Buyer, LLC (dba The Vincit Group)(21)(27)(33)	Unsecured notes		0.48% (incl. 0.48% PIK)	12/14/2029	5,160	5,160	5,160	0.1%
Kaseya Inc.(10)(15)(27)	First lien senior secured loan	S +	5.75%	6/25/2029	18,732	18,377	18,544	0.3%
Kaseya Inc.(10)(22)(23)(24)(27)	First lien senior secured delayed draw term loan	S +	5.75%	6/24/2024	—	(10)	—	—%
Kaseya Inc.(10)(22)(23)(27)	First lien senior secured revolving loan	S +	5.75%	6/25/2029	—	(21)	(11)	—%
KPSKY Acquisition, Inc. (dba BluSky)(10)(11)(27)	First lien senior secured loan	L +	5.50%	10/19/2028	4,941	4,856	4,817	0.1%
Ping Identity Holding Corp.(10)(14)(27)	First lien senior secured loan	S +	7.00%	10/17/2029	909	896	895	—%
Ping Identity Holding Corp.(10)(22)(23)(27)	First lien senior secured revolving loan	S +	7.00%	10/17/2028	—	(1)	(1)	—%
					416,177	374,770	355,900	6.0%
Chemicals
Aruba Investments Holdings LLC (dba Angus Chemical Company)(10)(11)(27)	Second lien senior secured loan	L +	7.75%	11/24/2028	10,000	9,880	9,850	0.2%
Douglas Products and Packaging Company LLC(10)(14)(27)	First lien senior secured loan	S +	7.00%	6/30/2025	18,688	18,505	18,501	0.3%
Douglas Products and Packaging Company LLC(10)(22)(23)(27)	First lien senior secured revolving loan	S +	7.00%	6/30/2025	—	(24)	(24)	—%
Gaylord Chemical Company, L.L.C.(10)(12)(27)	First lien senior secured loan	L +	6.50%	3/30/2027	151,107	149,966	151,106	2.6%
Gaylord Chemical Company, L.L.C.(10)(22)(23)(27)	First lien senior secured revolving loan	L +	6.00%	3/30/2026	—	(86)	—	—%
Velocity HoldCo III Inc. (dba VelocityEHS)(10)(13)(27)	First lien senior secured loan	L +	5.75%	4/22/2027	21,992	21,614	21,992	0.4%
Velocity HoldCo III Inc. (dba VelocityEHS)(10)(11)(22)(27)	First lien senior secured revolving loan	L +	5.75%	4/22/2026	268	248	268	—%
					202,055	200,103	201,693	3.5%
Consumer products
Conair Holdings, LLC(10)(12)(27)	Second lien senior secured loan	L +	7.50%	5/17/2029	187,500	186,310	170,626	2.9%
Feradyne Outdoors, LLC(10)(14)(27)	First lien senior secured loan	S +	6.25%	2/25/2024	86,016	85,934	84,726	1.4%
Foundation Consumer Brands, LLC(10)(12)(27)	First lien senior secured loan	L +	5.50%	2/12/2027	3,456	3,456	3,447	0.1%

Owl Rock Capital Corporation
Consolidated Schedule of Investments
As of December 31, 2022
(Amounts in thousands, except share amounts)

Company(1)(4)(8)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(2)(3)	Fair Value	Percentage of Net Assets
Lignetics Investment Corp.(10)(12)(27)	First lien senior secured loan	L +	6.00%	11/1/2027	31,059	30,733	30,438	0.5%
Lignetics Investment Corp.(10)(22)(23)(24)(27)	First lien senior secured delayed draw term loan	L +	6.00%	11/1/2023	—	(39)	(78)	—%
Lignetics Investment Corp.(10)(11)(22)(27)	First lien senior secured revolving loan	L +	6.00%	10/30/2026	2,824	2,778	2,729	—%
SWK BUYER, Inc. (dba Stonewall Kitchen)(10)(16)(27)	First lien senior secured loan	S +	5.25%	3/12/2029	751	737	728	—%
SWK BUYER, Inc. (dba Stonewall Kitchen)(10)(22)(23)(24)(27)	First lien senior secured delayed draw term loan	S +	5.25%	3/11/2024	—	(2)	(4)	—%
SWK BUYER, Inc. (dba Stonewall Kitchen)(10)(14)(22)(27)	First lien senior secured revolving loan	S +	5.25%	3/12/2029	25	23	22	—%
WU Holdco, Inc. (dba Weiman Products, LLC)(10)(12)(27)	First lien senior secured loan	L +	5.50%	3/26/2026	202,864	200,481	197,793	3.4%
WU Holdco, Inc. (dba Weiman Products, LLC)(10)(12)(22)(27)	First lien senior secured revolving loan	L +	5.50%	3/26/2025	9,987	9,826	9,507	0.2%
					524,482	520,237	499,934	8.5%
Containers and packaging
Ascend Buyer, LLC (dba PPC Flexible Packaging)(10)(14)(27)	First lien senior secured loan	S +	6.25%	10/2/2028	5,498	5,451	5,457	0.1%
Ascend Buyer, LLC (dba PPC Flexible Packaging)(10)(22)(23)(27)	First lien senior secured revolving loan	S +	6.25%	9/30/2027	—	(4)	(4)	—%
Fortis Solutions Group, LLC(10)(12)(27)	First lien senior secured loan	L +	5.50%	10/13/2028	4,616	4,536	4,489	0.1%
Fortis Solutions Group, LLC(10)(22)(24)(27)	First lien senior secured delayed draw term loan	L +	5.50%	10/13/2023	—	—	—	—%
Fortis Solutions Group, LLC(10)(13)(22)(27)	First lien senior secured revolving loan	L +	5.50%	10/15/2027	62	54	49	—%
Indigo Buyer, Inc. (dba Inovar Packaging Group)(10)(15)(27)	First lien senior secured loan	S +	5.75%	5/23/2028	647	641	647	—%
Indigo Buyer, Inc. (dba Inovar Packaging Group)(10)(22)(24)(27)	First lien senior secured delayed draw term loan	S +	5.75%	5/23/2024	—	—	—	—%
Indigo Buyer, Inc. (dba Inovar Packaging Group)(10)(15)(22)(27)	First lien senior secured revolving loan	S +	5.75%	5/23/2028	17	16	17	—%
Pregis Topco LLC(10)(11)(27)	Second lien senior secured loan	L +	7.02%	8/1/2029	160,000	157,716	158,193	2.7%
					170,840	168,410	168,848	2.9%

Owl Rock Capital Corporation
Consolidated Schedule of Investments
As of December 31, 2022
(Amounts in thousands, except share amounts)

Company(1)(4)(8)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(2)(3)	Fair Value	Percentage of Net Assets
Distribution
ABB/Con-cise Optical Group LLC(10)(13)(27)	First lien senior secured loan	L +	7.50%	2/23/2028	67,415	66,517	67,247	1.1%
ABB/Con-cise Optical Group LLC(10)(13)(22)(27)	First lien senior secured revolving loan	L +	7.50%	2/23/2028	6,722	6,631	6,704	0.1%
Aramsco, Inc.(10)(11)(27)	First lien senior secured loan	L +	5.25%	8/28/2024	55,322	54,893	55,183	0.9%
Aramsco, Inc.(10)(11)(22)(27)	First lien senior secured revolving loan	L +	5.25%	8/28/2024	1,676	1,618	1,655	—%
Endries Acquisition, Inc.(10)(15)(27)	First lien senior secured loan	S +	6.25%	12/10/2025	237,607	235,615	237,607	4.0%
BradyIFS Holdings, LLC (fka Individual Foodservice Holdings, LLC)(10)(15)(27)	First lien senior secured loan	S +	6.25%	11/21/2025	133,438	131,992	133,104	2.3%
BradyIFS Holdings, LLC (fka Individual Foodservice Holdings, LLC)(10)(22)(23)(27)	First lien senior secured revolving loan	S +	6.25%	11/22/2024	—	(176)	(54)	—%
Offen, Inc.(10)(11)(27)	First lien senior secured loan	L +	5.00%	6/22/2026	18,695	18,596	18,695	0.3%
					520,875	515,686	520,141	8.7%
Education
Learning Care Group (US) No. 2 Inc.(10)(12)(27)	Second lien senior secured loan	L +	7.50%	3/13/2026	26,967	26,726	25,822	0.4%
Pluralsight, LLC(10)(12)(27)	First lien senior secured loan	L +	8.00%	4/6/2027	99,450	98,455	97,958	1.7%
Pluralsight, LLC(10)(11)(22)(27)	First lien senior secured revolving loan	L +	8.00%	4/6/2027	3,118	3,055	3,024	0.1%
					129,535	128,236	126,804	2.2%
Financial services
AxiomSL Group, Inc.(10)(11)(27)	First lien senior secured loan	L +	5.75%	12/3/2027	200,737	198,896	197,726	3.4%
AxiomSL Group, Inc.(10)(22)(23)(24)(27)	First lien senior secured delayed draw term loan	L +	5.75%	7/21/2023	—	(32)	(42)	—%
AxiomSL Group, Inc.(10)(22)(23)(27)	First lien senior secured revolving loan	L +	5.75%	12/3/2025	—	(141)	(273)	—%
Blackhawk Network Holdings, Inc.(10)(12)(27)	Second lien senior secured loan	L +	7.00%	6/15/2026	106,400	105,887	105,869	1.8%
Blend Labs, Inc.(10)(14)(27)	First lien senior secured loan	S +	7.50%	6/30/2026	67,500	66,275	66,319	1.1%
Blend Labs, Inc.(10)(22)(23)(27)	First lien senior secured revolving loan	S +	7.50%	6/30/2026	—	(52)	(131)	—%
Muine Gall, LLC(9)(10)(13)(27)(29)	First lien senior secured loan	L +	7.00% (incl. 7.00% PIK)	9/23/2024	261,493	262,995	254,956	4.3%

Owl Rock Capital Corporation
Consolidated Schedule of Investments
As of December 31, 2022
(Amounts in thousands, except share amounts)

Company(1)(4)(8)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(2)(3)	Fair Value	Percentage of Net Assets
NMI Acquisitionco, Inc. (dba Network Merchants)(10)(11)(27)	First lien senior secured loan	L +	5.75%	9/8/2025	25,048	24,933	24,735	0.4%
NMI Acquisitionco, Inc. (dba Network Merchants)(10)(11)(22)(24)(27)	First lien senior secured delayed draw term loan	L +	5.75%	10/2/2023	5,923	5,844	5,834	0.1%
NMI Acquisitionco, Inc. (dba Network Merchants)(10)(22)(23)(27)	First lien senior secured revolving loan	L +	5.75%	9/8/2025	—	(13)	(21)	—%
Smarsh Inc.(10)(16)(27)	First lien senior secured loan	S +	6.50%	2/16/2029	762	755	754	—%
Smarsh Inc.(10)(16)(22)(24)(27)	First lien senior secured delayed draw term loan	S +	6.50%	2/19/2024	95	93	94	—%
Smarsh Inc.(10)(22)(27)	First lien senior secured revolving loan	S +	6.50%	2/16/2029	—	—	—	—%
					667,958	665,440	655,820	11.1%
Food and beverage
Balrog Acquisition, Inc. (dba Bakemark)(10)(12)(27)	Second lien senior secured loan	L +	7.00%	9/3/2029	22,000	21,838	21,780	0.4%
BP Veraison Buyer, LLC (dba Sun World)(10)(12)(27)	First lien senior secured loan	L +	5.50%	5/12/2027	68,684	68,029	68,169	1.2%
BP Veraison Buyer, LLC (dba Sun World)(10)(22)(23)(24)(27)	First lien senior secured delayed draw term loan	L +	5.50%	5/12/2023	—	(26)	—	—%
BP Veraison Buyer, LLC (dba Sun World)(10)(22)(23)(27)	First lien senior secured revolving loan	L +	5.50%	5/12/2027	—	(79)	(65)	—%
H-Food Holdings, LLC(10)(11)(27)	Second lien senior secured loan	L +	7.00%	3/2/2026	121,800	120,316	105,053	1.8%
Hissho Sushi Merger Sub LLC(10)(15)(27)	First lien senior secured loan	S +	5.75%	5/18/2028	901	893	899	—%
Hissho Sushi Merger Sub LLC(10)(15)(22)(27)	First lien senior secured revolving loan	S +	5.75%	5/18/2028	14	13	14	—%
Hometown Food Company(10)(11)(27)	First lien senior secured loan	L +	5.00%	8/31/2023	14,560	14,516	14,560	0.2%
Hometown Food Company(10)(11)(22)(27)	First lien senior secured revolving loan	L +	5.00%	8/31/2023	847	836	847	—%
Innovation Ventures HoldCo, LLC (dba 5 Hour Energy)(10)(14)(27)	First lien senior secured loan	S +	6.25%	3/11/2027	125,000	122,950	122,500	2.1%
Nellson Nutraceutical, LLC(10)(14)(27)	First lien senior secured loan	S +	5.75%	12/23/2025	25,982	25,643	25,527	0.4%
Nutraceutical International Corporation(10)(11)(27)	First lien senior secured loan	L +	7.00%	9/30/2026	186,644	184,758	169,845	2.9%
Nutraceutical International Corporation(10)(11)(27)	First lien senior secured revolving loan	L +	7.00%	9/30/2025	13,578	13,467	12,356	0.2%

Owl Rock Capital Corporation
Consolidated Schedule of Investments
As of December 31, 2022
(Amounts in thousands, except share amounts)

Company(1)(4)(8)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(2)(3)	Fair Value	Percentage of Net Assets
Ole Smoky Distillery, LLC(10)(14)(27)	First lien senior secured loan	S +	5.25%	3/31/2028	877	861	860	—%
Ole Smoky Distillery, LLC(10)(22)(23)(27)	First lien senior secured revolving loan	S +	5.25%	3/31/2028	—	(2)	(2)	—%
Recipe Acquisition Corp. (dba Roland Corporation)(10)(15)	Second lien senior secured loan	S +	9.00%	12/22/2023	32,000	31,960	31,520	0.5%
Sara Lee Frozen Bakery, LLC (fka KSLB Holdings, LLC)(10)(12)(27)	First lien senior secured loan	L +	4.50%	7/30/2025	43,522	43,166	40,693	0.7%
Sara Lee Frozen Bakery, LLC (fka KSLB Holdings, LLC)(10)(12)(22)(27)	First lien senior secured revolving loan	L +	4.50%	7/31/2023	7,020	6,997	6,435	0.1%
Shearer's Foods, LLC(10)(11)(27)	Second lien senior secured loan	L +	7.75%	9/22/2028	115,200	114,325	114,624	1.9%
Tall Tree Foods, Inc.(10)(11)	First lien senior secured loan	L +	7.25%	1/31/2023	39,084	39,084	39,084	0.7%
Ultimate Baked Goods Midco, LLC(10)(11)(27)	First lien senior secured loan	L +	6.50%	8/13/2027	81,234	79,589	78,797	1.3%
Ultimate Baked Goods Midco, LLC(10)(11)(22)(27)	First lien senior secured revolving loan	L +	6.50%	8/13/2027	2,611	2,420	2,312	—%
					901,558	891,554	855,808	14.4%
Healthcare equipment and services
Confluent Medical Technologies, Inc.(10)(15)(27)	Second lien senior secured loan	S +	6.50%	2/18/2030	1,000	983	948	—%
CSC Mkg Topco LLC (dba Medical Knowledge Group)(10)(11)(27)	First lien senior secured loan	L +	5.75%	2/1/2029	1,274	1,252	1,246	—%
Medline Borrower, LP(10)(22)(23)(27)	First lien senior secured revolving loan	L +	2.25%	10/21/2026	—	(123)	(485)	—%
Nelipak Holding Company(10)(12)(27)	First lien senior secured loan	L +	4.25%	7/2/2026	2,286	2,260	2,269	—%
Nelipak Holding Company(10)(12)(27)	Second lien USD senior secured loan	L +	8.25%	7/2/2027	67,006	66,348	66,503	1.1%
Nelipak Holding Company(10)(12)(22)(27)	First lien senior secured USD revolving loan	L +	4.25%	7/2/2024	1,072	1,028	1,017	—%
Nelipak Holding Company(10)(18)(22)(27)	First lien senior secured EUR revolving loan	E +	4.50%	7/2/2024	2,574	2,516	2,522	—%
Nelipak Holding Company(10)(19)(27)	Second lien EUR senior secured loan	E +	8.50%	7/2/2027	64,142	66,603	63,340	1.1%
Packaging Coordinators Midco, Inc.(10)(12)(27)	Second lien senior secured loan	L +	7.00%	12/13/2029	196,044	192,817	185,261	3.1%
Patriot Acquisition TopCo S.A.R.L (dba Corza Health, Inc.) (10)(15)(27)(29)	First lien senior secured loan	S +	6.75%	1/31/2028	135,372	133,607	133,680	2.3%

Owl Rock Capital Corporation
Consolidated Schedule of Investments
As of December 31, 2022
(Amounts in thousands, except share amounts)

Company(1)(4)(8)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(2)(3)	Fair Value	Percentage of Net Assets
Patriot Acquisition TopCo S.A.R.L (dba Corza Health, Inc.) (10)(15)(22)(27)(29)	First lien senior secured revolving loan	S +	6.75%	1/29/2026	2,901	2,728	2,732	—%
Rhea Parent, Inc.(10)(15)(27)	First lien senior secured loan	S +	5.75%	2/19/2029	770	756	753	—%
					474,441	470,775	459,786	7.6%
Healthcare providers and services
Covetrus Inc.(10)(15)(27)	Second lien senior secured loan	S +	9.25%	10/30/2030	5,000	4,900	4,898	0.1%
Diagnostic Service Holdings, Inc. (dba Rayus Radiology)(10)(11)(27)	First lien senior secured loan	L +	5.50%	3/17/2025	998	998	988	—%
National Dentex Labs LLC (fka Barracuda Dental LLC)(10)(12)(27)	First lien senior secured loan	L +	8.00% (incl. 3.00% PIK)	10/27/2025	106,033	104,979	103,381	1.8%
National Dentex Labs LLC (fka Barracuda Dental LLC)(10)(12)(22)(27)	First lien senior secured revolving loan	L +	7.00%	10/27/2025	9,195	9,055	8,961	0.2%
Natural Partners, LLC(10)(13)(27)(29)	First lien senior secured loan	L +	6.00%	11/29/2027	924	908	906	—%
Natural Partners, LLC(10)(22)(23)(27)(29)	First lien senior secured revolving loan	L +	6.00%	11/29/2027	—	(1)	(1)	—%
OB Hospitalist Group, Inc.(10)(12)(27)	First lien senior secured loan	L +	5.50%	9/27/2027	95,029	93,464	93,841	1.6%
OB Hospitalist Group, Inc.(10)(12)(22)(27)	First lien senior secured revolving loan	L +	5.50%	9/27/2027	5,251	5,012	5,062	0.1%
Ex Vivo Parent Inc. (dba OB Hospitalist)(10)(12)(27)	First lien senior secured loan	L +	9.50%	9/27/2028	57,810	56,803	56,509	1.0%
Pacific BidCo Inc.(10)(15)(27)(29)	First lien senior secured loan	S +	5.75%	8/13/2029	30,924	30,184	30,228	0.5%
Pacific BidCo Inc.(10)(22)(23)(24)(27)(29)	First lien senior secured delayed draw term loan	S +	5.75%	8/11/2025	—	(41)	(34)	—%
Phoenix Newco, Inc. (dba Parexel)(10)(11)(27)	Second lien senior secured loan	L +	6.50%	11/15/2029	190,000	188,302	186,200	3.2%
Plasma Buyer LLC (dba PathGroup)(10)(14)(27)	First lien senior secured loan	S +	5.75%	5/14/2029	679	666	667	—%
Plasma Buyer LLC (dba PathGroup)(10)(22)(23)(24)(27)	First lien senior secured delayed draw term loan	S +	5.75%	5/13/2024	—	(2)	(1)	—%
Plasma Buyer LLC (dba PathGroup)(10)(22)(23)(27)	First lien senior secured revolving loan	S +	5.75%	5/12/2028	—	(1)	(1)	—%

Owl Rock Capital Corporation
Consolidated Schedule of Investments
As of December 31, 2022
(Amounts in thousands, except share amounts)

Company(1)(4)(8)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(2)(3)	Fair Value	Percentage of Net Assets
PPV Intermediate Holdings, LLC(10)(15)(27)	First lien senior secured loan	S +	5.75%	8/31/2029	823	808	807	—%
PPV Intermediate Holdings, LLC(10)(22)(23)(24)(27)	First lien senior secured delayed draw term loan	S +	5.75%	9/2/2024	—	(2)	(1)	—%
PPV Intermediate Holdings, LLC(10)(15)(22)(27)	First lien senior secured revolving loan	S +	5.75%	8/31/2029	18	17	17	—%
Premier Imaging, LLC (dba LucidHealth)(10)(11)(27)	First lien senior secured loan	L +	5.75%	1/2/2025	42,998	42,666	42,460	0.7%
Quva Pharma, Inc.(10)(12)(27)	First lien senior secured loan	L +	5.50%	4/12/2028	39,500	38,554	38,710	0.7%
Quva Pharma, Inc.(10)(12)(22)(27)	First lien senior secured revolving loan	L +	5.50%	4/10/2026	1,920	1,841	1,840	—%
Tivity Health, Inc.(10)(15)(27)	First lien senior secured loan	S +	6.00%	6/28/2029	998	974	983	—%
Unified Women's Healthcare, LP(10)(14)(27)	First lien senior secured loan	S +	5.25%	6/18/2029	878	872	878	—%
Unified Women's Healthcare, LP(10)(22)(24)(27)	First lien senior secured delayed draw term loan	S +	5.25%	6/17/2024	—	—	—	—%
Unified Women's Healthcare, LP(10)(22)(23)(27)	First lien senior secured revolving loan	S +	5.25%	6/18/2029	—	(1)	—	—%
Vermont Aus Pty Ltd(10)(15)(27)(29)	First lien senior secured loan	S +	5.50%	3/22/2028	993	970	968	—%
					589,971	581,925	578,266	9.9%
Healthcare technology
BCPE Osprey Buyer, Inc. (dba PartsSource)(10)(12)(27)	First lien senior secured loan	L +	5.75%	8/23/2028	112,911	111,391	110,371	1.9%
BCPE Osprey Buyer, Inc. (dba PartsSource)(10)(22)(23)(24)(27)	First lien senior secured delayed draw term loan	L +	5.75%	8/23/2023	—	(229)	(315)	—%
BCPE Osprey Buyer, Inc. (dba PartsSource)(10)(22)(23)(27)	First lien senior secured revolving loan	L +	5.75%	8/21/2026	—	(149)	(267)	—%
Bracket Intermediate Holding Corp.(10)(12)(27)	First lien senior secured loan	L +	4.25%	9/5/2025	510	489	487	—%
Bracket Intermediate Holding Corp.(10)(12)(27)	Second lien senior secured loan	L +	8.13%	9/7/2026	26,250	25,959	25,200	0.4%
Engage Debtco Limited(10)(15)(27)(29)	First lien senior secured loan	S +	5.75%	7/13/2029	1,000	976	978	—%
GI Ranger Intermediate, LLC (dba Rectangle Health)(10)(15)(27)	First lien senior secured loan	S +	6.00%	10/30/2028	4,585	4,506	4,471	0.1%
GI Ranger Intermediate, LLC (dba Rectangle Health)(10)(15)(22)(27)	First lien senior secured revolving loan	S +	6.00%	10/29/2027	37	31	28	—%

Owl Rock Capital Corporation
Consolidated Schedule of Investments
As of December 31, 2022
(Amounts in thousands, except share amounts)

Company(1)(4)(8)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(2)(3)	Fair Value	Percentage of Net Assets
Imprivata, Inc.(10)(14)(27)	Second lien senior secured loan	S +	6.25%	12/1/2028	882	874	860	—%
Inovalon Holdings, Inc.(10)(12)(27)	First lien senior secured loan	L +	6.25% (incl. 2.75% PIK)	11/24/2028	182,751	178,889	178,182	3.0%
Inovalon Holdings, Inc.(10)(22)(23)(24)(27)	First lien senior secured delayed draw term loan	L +	5.75%	5/24/2024	—	(200)	(237)	—%
Inovalon Holdings, Inc.(10)(12)(27)	Second lien senior secured loan	L +	10.50% (incl. 10.50% PIK)	11/24/2033	95,535	93,916	94,102	1.6%
Intelerad Medical Systems Incorporated (fka 11849573 Canada Inc.)(10)(15)(27)(29)	First lien senior secured loan	S +	6.50%	8/21/2026	117,793	116,791	117,204	2.0%
Intelerad Medical Systems Incorporated (fka 11849573 Canada Inc.)(10)(14)(27)(29)	First lien senior secured revolving loan	S +	6.50%	8/21/2026	4,590	4,559	4,567	0.1%
Interoperability Bidco, Inc. (dba Lyniate)(10)(15)(27)	First lien senior secured loan	S +	7.00%	12/24/2026	66,455	66,088	65,957	1.1%
Interoperability Bidco, Inc. (dba Lyniate)(10)(15)(22)(27)	First lien senior secured revolving loan	S +	7.00%	12/26/2024	1,522	1,509	1,499	—%
					614,821	605,400	603,087	10.2%
Household products
Aptive Environmental, LLC(21)(27)	First lien senior secured loan		12.00% (incl. 6.00% PIK)	1/23/2026	12,228	10,256	11,005	0.2%
HGH Purchaser, Inc. (dba Horizon Services)(10)(14)(27)	First lien senior secured loan	S +	6.50%	11/3/2025	147,121	145,874	145,650	2.5%
HGH Purchaser, Inc. (dba Horizon Services)(10)(14)(22)(27)	First lien senior secured delayed draw term loan	S +	6.50%	11/3/2025	38,681	38,407	38,284	0.7%
HGH Purchaser, Inc. (dba Horizon Services)(10)(14)(22)(27)	First lien senior secured revolving loan	S +	6.50%	11/3/2025	10,028	9,906	9,863	0.2%
Mario Purchaser, LLC (dba Len the Plumber)(10)(14)(27)	First lien senior secured loan	S +	5.75%	4/26/2029	13,042	12,800	12,911	0.2%
Mario Purchaser, LLC (dba Len the Plumber)(10)(14)(22)(24)(27)	First lien senior secured delayed draw term loan	S +	5.75%	4/25/2024	2,021	1,939	2,000	—%
Mario Purchaser, LLC (dba Len the Plumber)(10)(22)(23)(27)	First lien senior secured revolving loan	S +	5.75%	4/26/2028	—	(24)	(14)	—%
Mario Midco Holdings, Inc. (dba Len the Plumber)(10)(14)(27)	Unsecured facility	S +	10.75% (incl. 10.75% PIK)	4/26/2032	4,081	3,973	4,020	0.1%

Owl Rock Capital Corporation
Consolidated Schedule of Investments
As of December 31, 2022
(Amounts in thousands, except share amounts)

Company(1)(4)(8)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(2)(3)	Fair Value	Percentage of Net Assets
SimpliSafe Holding Corporation(10)(14)(27)	First lien senior secured loan	S +	6.25%	5/2/2028	6,142	6,030	6,065	0.1%
SimpliSafe Holding Corporation(10)(22)(23)(24)(27)	First lien senior secured delayed draw term loan	S +	6.25%	5/2/2024	—	(7)	(2)	—%
Walker Edison Furniture Company LLC(10)(12)(27)(30)	First lien senior secured loan	L +	8.75% (incl. 3.00% PIK)	3/31/2027	86,203	83,193	43,963	0.7%
					319,547	312,347	273,745	4.7%
Human resource support services
Cornerstone OnDemand, Inc.(10)(11)(27)	Second lien senior secured loan	L +	6.50%	10/15/2029	115,833	114,294	111,200	1.9%
IG Investments Holdings, LLC (dba Insight Global)(10)(11)(27)	First lien senior secured loan	L +	6.00%	9/22/2028	50,388	49,519	49,758	0.8%
IG Investments Holdings, LLC (dba Insight Global)(10)(11)(22)(27)	First lien senior secured revolving loan	L +	6.00%	9/22/2027	1,590	1,527	1,540	—%
					167,811	165,340	162,498	2.7%
Infrastructure and environmental services
FR Arsenal Holdings II Corp. (dba Applied-Cleveland Holdings, Inc.)(10)(11)(30)	First lien senior secured loan	L +	9.50% (incl. 2.00% PIK)	1/17/2023	115,847	115,422	103,104	1.8%
LineStar Integrity Services LLC(10)(13)(27)	First lien senior secured loan	L +	7.25%	2/12/2026	56,897	57,036	53,768	0.9%
Tamarack Intermediate, L.L.C. (dba Verisk 3E)(10)(16)(27)	First lien senior secured loan	S +	5.75%	3/13/2028	855	840	838	—%
Tamarack Intermediate, L.L.C. (dba Verisk 3E)(10)(14)(22)(27)	First lien senior secured revolving loan	S +	5.75%	3/13/2028	25	23	22	—%
					173,624	173,321	157,732	2.7%
Insurance
Alera Group, Inc.(10)(14)(27)	First lien senior secured loan	S +	6.00%	10/2/2028	34,814	34,150	34,552	0.6%
AmeriLife Holdings LLC(10)(15)(27)	First lien senior secured loan	S +	5.75%	8/31/2029	727	713	715	—%
AmeriLife Holdings LLC(10)(16)(22)(24)(27)	First lien senior secured delayed draw term loan	S +	5.75%	9/2/2024	121	118	119	—%
AmeriLife Holdings LLC(10)(22)(23)(27)	First lien senior secured revolving loan	S +	5.75%	8/31/2028	—	(2)	(2)	—%

Owl Rock Capital Corporation
Consolidated Schedule of Investments
As of December 31, 2022
(Amounts in thousands, except share amounts)

Company(1)(4)(8)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(2)(3)	Fair Value	Percentage of Net Assets
Ardonagh Midco 3 PLC(10)(13)(27)(29)	First lien senior secured USD term loan	L +	5.75%	7/14/2026	26,784	26,382	26,583	0.5%
Ardonagh Midco 3 PLC(10)(19)(27)(29)	First lien senior secured EUR term loan	E +	7.00%	7/14/2026	9,749	10,056	9,724	0.2%
Ardonagh Midco 3 PLC(10)(20)(27)(29)	First lien senior secured GBP term loan	S +	7.00%	7/14/2026	104,242	107,189	104,242	1.8%
Ardonagh Midco 3 PLC(10)(18)(24)(27)(29)	First lien senior secured GBP delayed draw term loan	E +	5.75%	8/20/2023	9,803	11,009	9,729	0.2%
Ardonagh Midco 2 PLC(6)(21)(27)(29)	Unsecured notes		11.50%	1/15/2027	11,198	11,134	10,579	0.2%
Brightway Holdings, LLC(10)(11)(27)	First lien senior secured loan	L +	6.50%	12/16/2027	26,641	26,355	26,108	0.4%
Brightway Holdings, LLC(10)(22)(23)(27)	First lien senior secured revolving loan	L +	6.50%	12/16/2027	—	(33)	(63)	—%
Evolution BuyerCo, Inc. (dba SIAA)(10)(15)(27)	First lien senior secured loan	S +	6.25%	4/28/2028	141,715	140,083	139,589	2.4%
Evolution BuyerCo, Inc. (dba SIAA)(10)(22)(23)(27)	First lien senior secured revolving loan	S +	6.25%	4/30/2027	—	(110)	(161)	—%
Integrity Marketing Acquisition, LLC(10)(13)(27)	First lien senior secured loan	L +	5.80%	8/27/2025	216,642	214,862	216,100	3.7%
Integrity Marketing Acquisition, LLC(10)(22)(23)(27)	First lien senior secured revolving loan	L +	6.50%	8/27/2025	—	(98)	(37)	—%
Norvax, LLC (dba GoHealth)(10)(12)(27)	First lien senior secured loan	L +	7.50%	9/15/2025	76,588	74,905	75,440	1.3%
Norvax, LLC (dba GoHealth)(10)(22)(23)(27)	First lien senior secured revolving loan	L +	6.50%	9/13/2024	—	(63)	(184)	—%
Peter C. Foy & Associates Insurance Services, LLC (dba PCF Insurance Services)(10)(13)(27)	First lien senior secured loan	L +	6.00%	11/1/2028	134,907	133,740	134,570	2.3%
Peter C. Foy & Associates Insurance Services, LLC (dba PCF Insurance Services)(10)(22)(23)(27)	First lien senior secured revolving loan	L +	6.00%	11/1/2027	—	(50)	(15)	—%
PCF Midco II, LLC (dba PCF Insurance Services)(21)(27)	First lien senior secured loan		9.00% (incl. 9.00% PIK)	10/31/2031	131,818	121,345	118,636	2.0%
Tempo Buyer Corp. (dba Global Claims Services)(10)(12)(27)	First lien senior secured loan	L +	5.50%	8/28/2028	1,078	1,060	1,051	—%
Tempo Buyer Corp. (dba Global Claims Services)(10)(22)(23)(24)(27)	First lien senior secured delayed draw term loan	L +	5.50%	8/28/2023	—	(2)	(5)	—%
Tempo Buyer Corp. (dba Global Claims Services)(10)(17)(22)(27)	First lien senior secured revolving loan	P +	4.50%	8/26/2027	12	10	8	—%

Owl Rock Capital Corporation
Consolidated Schedule of Investments
As of December 31, 2022
(Amounts in thousands, except share amounts)

Company(1)(4)(8)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(2)(3)	Fair Value	Percentage of Net Assets
THG Acquisition, LLC (dba Hilb)(10)(11)(27)	First lien senior secured loan	L +	5.75%	12/2/2026	74,744	73,593	73,810	1.3%
THG Acquisition, LLC (dba Hilb)(10)(22)(23)(27)	First lien senior secured revolving loan	L +	5.75%	12/2/2025	—	(112)	(108)	—%
USRP Holdings, Inc. (dba U.S. Retirement and Benefits Partners)(10)(12)(27)	First lien senior secured loan	L +	5.50%	7/23/2027	38,696	38,075	37,922	0.6%
USRP Holdings, Inc. (dba U.S. Retirement and Benefits Partners)(10)(22)(23)(27)	First lien senior secured revolving loan	L +	5.50%	7/23/2027	—	(65)	(85)	—%
KUSRP Intermediate, Inc. (dba U.S. Retirement and Benefits Partners)(10)(13)(27)	First lien senior secured loan	L +	9.50% (incl. 9.50% PIK)	7/24/2028	34,918	34,399	34,482	0.6%
					1,075,197	1,058,643	1,053,299	18.1%
Internet software and services
3ES Innovation Inc. (dba Aucerna)(10)(12)(27)(29)	First lien senior secured loan	L +	6.50%	5/13/2025	60,635	60,243	60,332	1.0%
3ES Innovation Inc. (dba Aucerna)(10)(12)(22)(27)(29)	First lien senior secured revolving loan	L +	6.50%	5/13/2025	1,700	1,681	1,681	—%
Accela, Inc.(10)(11)	First lien senior secured loan	L +	7.50% (incl. 4.25% PIK)	9/30/2024	27,800	27,650	27,521	0.5%
Accela, Inc.(10)(22)	First lien senior secured revolving loan	L +	7.00%	9/30/2024	—	—	(30)	—%
Anaplan, Inc.(10)(14)(27)	First lien senior secured loan	S +	6.50%	6/21/2029	135,082	133,807	134,744	2.3%
Anaplan, Inc.(10)(22)(23)(27)	First lien senior secured revolving loan	S +	6.50%	6/21/2028	—	(89)	(24)	—%
Apptio, Inc.(10)(12)(27)	First lien senior secured loan	L +	6.00%	1/10/2025	50,916	50,404	50,916	0.9%
Apptio, Inc.(10)(12)(22)(27)	First lien senior secured revolving loan	L +	6.00%	1/10/2025	1,667	1,649	1,667	—%
Armstrong Bidco Limited (dba The Access Group)(10)(20)(27)(29)	First lien senior secured loan	SA +	5.25%	6/28/2029	2,340	2,336	2,310	—%
Armstrong Bidco Limited (dba The Access Group)(10)(20)(22)(24)(27)(29)	First lien senior secured delayed draw term loan	SA +	5.25%	6/30/2025	947	945	935	—%
Bayshore Intermediate #2, L.P. (dba Boomi)(10)(11)(27)	First lien senior secured loan	L +	7.75% (incl. 7.75% PIK)	10/2/2028	92,829	91,215	90,973	1.5%
Bayshore Intermediate #2, L.P. (dba Boomi)(10)(11)(22)(27)	First lien senior secured revolving loan	L +	6.75%	10/1/2027	2,306	2,183	2,168	—%
BCPE Nucleon (DE) SPV, LP(10)(13)(27)(29)	First lien senior secured loan	L +	7.00%	9/24/2026	189,778	187,787	189,303	3.2%

Owl Rock Capital Corporation
Consolidated Schedule of Investments
As of December 31, 2022
(Amounts in thousands, except share amounts)

Company(1)(4)(8)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(2)(3)	Fair Value	Percentage of Net Assets
BCTO BSI Buyer, Inc. (dba Buildertrend)(10)(15)(27)	First lien senior secured loan	S +	8.00% (incl. 8.00% PIK)	12/23/2026	52,752	52,332	52,752	0.9%
BCTO BSI Buyer, Inc. (dba Buildertrend)(10)(22)(23)(27)	First lien senior secured revolving loan	S +	8.00%	12/23/2026	—	(84)	—	—%
Centrify Corporation(10)(12)(27)	First lien senior secured loan	L +	6.00%	3/2/2028	66,229	64,922	65,401	1.1%
Centrify Corporation(10)(12)(27)	First lien senior secured revolving loan	L +	6.00%	3/2/2027	6,817	6,678	6,732	0.1%
CivicPlus, LLC(10)(12)(27)	First lien senior secured loan	L +	6.75% (incl. 2.50% PIK)	8/24/2027	34,693	34,394	34,606	0.6%
CivicPlus, LLC(10)(22)(23)(27)	First lien senior secured revolving loan	L +	6.25%	8/24/2027	—	(22)	(7)	—%
CP PIK DEBT ISSUER, LLC (dba CivicPlus, LLC)(10)(16)(27)	Unsecured notes	S +	11.75% (incl. 11.75% PIK)	6/9/2034	17,837	17,357	17,569	0.3%
Delta TopCo, Inc. (dba Infoblox, Inc.)(10)(15)(27)	Second lien senior secured loan	S +	7.25%	12/1/2028	15,000	14,941	13,950	0.2%
EET Buyer, Inc. (dba e-Emphasys)(10)(13)(27)	First lien senior secured loan	L +	5.25%	11/8/2027	4,511	4,474	4,511	0.1%
EET Buyer, Inc. (dba e-Emphasys)(10)(22)(23)(27)	First lien senior secured revolving loan	L +	5.25%	11/8/2027	—	(4)	—	—%
Forescout Technologies, Inc.(10)(12)(27)	First lien senior secured loan	L +	9.50% (incl. 9.50% PIK)	8/17/2026	103,707	102,767	103,490	1.8%
Forescout Technologies, Inc.(10)(22)(23)(24)(27)	First lien senior secured delayed draw term loan	L +	8.00%	7/1/2024	—	(215)	—	—%
Forescout Technologies, Inc.(10)(22)(23)(27)	First lien senior secured revolving loan	L +	8.50%	8/18/2025	—	(49)	—	—%
Genesis Acquisition Co. (dba Procare Software)(10)(13)(27)	First lien senior secured loan	L +	3.75%	7/31/2024	17,942	17,838	17,583	0.3%
Genesis Acquisition Co. (dba Procare Software)(10)(13)(27)	First lien senior secured revolving loan	L +	3.75%	7/31/2024	2,637	2,623	2,584	—%
GovBrands Intermediate, Inc.(10)(12)(27)	First lien senior secured loan	L +	5.50%	8/4/2027	10,551	10,339	10,076	0.2%
GovBrands Intermediate, Inc.(10)(12)(22)(24)(27)	First lien senior secured delayed draw term loan	L +	5.50%	8/4/2023	2,380	2,322	2,237	—%
GovBrands Intermediate, Inc.(10)(12)(22)(27)	First lien senior secured revolving loan	L +	5.50%	8/4/2027	714	699	678	—%

Owl Rock Capital Corporation
Consolidated Schedule of Investments
As of December 31, 2022
(Amounts in thousands, except share amounts)

Company(1)(4)(8)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(2)(3)	Fair Value	Percentage of Net Assets
Granicus, Inc.(10)(11)(27)	First lien senior secured loan	L +	5.50%	1/29/2027	13,394	13,158	13,059	0.2%
Granicus, Inc.(10)(11)(24)(27)	First lien senior secured delayed draw term loan	L +	6.00%	1/30/2023	2,530	2,491	2,467	—%
Granicus, Inc.(10)(11)(22)(27)	First lien senior secured revolving loan	L +	6.50%	1/29/2027	398	379	369	—%
H&F Opportunities LUX III S.À R.L (dba Checkmarx)(10)(11)(27)(29)	First lien senior secured loan	L +	7.50%	4/16/2026	51,567	50,623	51,567	0.9%
H&F Opportunities LUX III S.À R.L (dba Checkmarx)(10)(22)(23)(27)(29)	First lien senior secured revolving loan	L +	7.50%	4/16/2026	—	(267)	—	—%
Hyland Software, Inc.(10)(11)(27)	Second lien senior secured loan	L +	6.25%	7/7/2025	15,482	15,472	14,630	0.2%
Litera Bidco LLC(10)(14)(27)	First lien senior secured loan	S +	5.75%	5/29/2026	148,677	147,381	148,354	2.5%
Litera Bidco LLC(10)(12)(22)(27)	First lien senior secured revolving loan	L +	5.75%	5/30/2025	1,578	1,547	1,549	—%
MessageBird BidCo B.V.(10)(11)(27)(29)	First lien senior secured loan	L +	6.75%	5/5/2027	77,000	75,685	75,268	1.3%
MINDBODY, Inc.(10)(12)(27)	First lien senior secured loan	L +	7.00%	2/14/2025	67,637	67,330	67,637	1.1%
MINDBODY, Inc.(10)(22)(23)(27)	First lien senior secured revolving loan	L +	7.00%	2/14/2025	—	(22)	—	—%
Ministry Brands Holdings, LLC(10)(11)(27)	First lien senior secured loan	L +	5.50%	12/29/2028	701	689	683	—%
Ministry Brands Holdings, LLC(10)(22)(23)(24)(27)	First lien senior secured delayed draw term loan	L +	5.50%	12/27/2023	—	(2)	(3)	—%
Ministry Brands Holdings, LLC(10)(11)(22)(27)	First lien senior secured revolving loan	L +	5.50%	12/30/2027	34	33	32	—%
Proofpoint, Inc.(10)(12)(27)	Second lien senior secured loan	L +	6.25%	8/31/2029	19,600	19,514	18,767	0.3%
QAD, Inc.(10)(11)(27)	First lien senior secured loan	L +	6.00%	11/5/2027	26,372	25,929	25,713	0.4%
QAD, Inc.(10)(22)(23)(27)	First lien senior secured revolving loan	L +	6.00%	11/5/2027	—	(55)	(86)	—%
SailPoint Technologies Holdings, Inc.(10)(14)(27)	First lien senior secured loan	S +	6.25%	8/15/2029	45,640	44,713	44,727	0.8%
SailPoint Technologies Holdings, Inc.(10)(22)(23)(27)	First lien senior secured revolving loan	S +	6.25%	8/15/2028	—	(82)	(87)	—%

Owl Rock Capital Corporation
Consolidated Schedule of Investments
As of December 31, 2022
(Amounts in thousands, except share amounts)

Company(1)(4)(8)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(2)(3)	Fair Value	Percentage of Net Assets
Securonix, Inc.(10)(15)(27)	First lien senior secured loan	S +	6.50%	4/5/2028	847	840	839	—%
Securonix, Inc.(10)(22)(23)(27)	First lien senior secured revolving loan	S +	6.50%	4/5/2028	—	(1)	(2)	—%
Tahoe Finco, LLC(10)(11)(27)(29)	First lien senior secured loan	L +	6.00%	9/29/2028	123,256	122,199	121,099	2.1%
Tahoe Finco, LLC(10)(22)(23)(27)(29)	First lien senior secured revolving loan	L +	6.00%	10/1/2027	—	(73)	(162)	—%
Thunder Purchaser, Inc. (dba Vector Solutions)(10)(12)(27)	First lien senior secured loan	L +	5.75%	6/30/2028	64,151	63,623	62,868	1.1%
Thunder Purchaser, Inc. (dba Vector Solutions)(10)(12)(22)(24)(27)	First lien senior secured delayed draw term loan	L +	5.75%	8/17/2023	3,928	3,891	3,779	0.1%
Thunder Purchaser, Inc. (dba Vector Solutions)(10)(12)(22)(27)	First lien senior secured revolving loan	L +	5.75%	6/30/2027	1,316	1,287	1,239	—%
When I Work, Inc.(10)(12)(27)	First lien senior secured loan	L +	7.00% (incl. 7.00% PIK)	11/2/2027	5,200	5,158	5,096	0.1%
When I Work, Inc.(10)(22)(23)(27)	First lien senior secured revolving loan	L +	6.00%	11/2/2027	—	(7)	(18)	—%
Zendesk, Inc.(10)(15)(27)	First lien senior secured loan	S +	6.50%	11/22/2028	69,409	68,040	67,674	1.2%
Zendesk, Inc.(10)(22)(23)(24)(27)	First lien senior secured delayed draw term loan	S +	6.50%	11/22/2024	—	(631)	(260)	—%
Zendesk, Inc.(10)(22)(23)(27)	First lien senior secured revolving loan	S +	6.50%	11/22/2028	—	(140)	(179)	—%
					1,640,487	1,619,825	1,621,277	27.3%
Leisure and entertainment
Troon Golf, L.L.C.(10)(13)(27)	First lien senior secured loan	L +	5.75%	8/5/2027	280,236	279,111	280,236	4.8%
Troon Golf, L.L.C.(10)(22)(23)(27)	First lien senior secured revolving loan	L +	5.75%	8/5/2026	—	(78)	—	—%
					280,236	279,033	280,236	4.8%
Manufacturing
BCPE Watson (DE) ORML, LP(9)(10)(16)(27)(29)	First lien senior secured loan	S +	6.50%	7/3/2028	15,000	14,860	14,850	0.3%
Gloves Buyer, Inc. (dba Protective Industrial Products)(10)(11)(27)	Second lien senior secured loan	L +	8.25%	12/29/2028	29,250	28,653	28,811	0.5%
Ideal Tridon Holdings, Inc.(10)(12)(27)	First lien senior secured loan	L +	5.25%	7/31/2024	52,697	52,448	52,697	0.9%
Ideal Tridon Holdings, Inc.(10)(11)(22)(27)	First lien senior secured revolving loan	L +	5.25%	7/31/2023	3,191	3,191	3,191	0.1%

Owl Rock Capital Corporation
Consolidated Schedule of Investments
As of December 31, 2022
(Amounts in thousands, except share amounts)

Company(1)(4)(8)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(2)(3)	Fair Value	Percentage of Net Assets
MHE Intermediate Holdings, LLC (dba OnPoint Group)(10)(16)(27)	First lien senior secured loan	S +	6.00%	7/21/2027	181,776	180,317	179,957	3.1%
MHE Intermediate Holdings, LLC (dba OnPoint Group)(10)(16)(22)(27)	First lien senior secured revolving loan	S +	6.00%	7/21/2027	2,175	2,057	2,020	—%
PHM Netherlands Midco B.V. (dba Loparex)(10)(12)(27)	First lien senior secured loan	L +	4.50%	7/31/2026	778	740	751	—%
PHM Netherlands Midco B.V. (dba Loparex)(10)(12)(27)	Second lien senior secured loan	L +	8.75%	7/30/2027	112,000	106,756	109,200	1.9%
Safety Products/JHC Acquisition Corp. (dba Justrite Safety Group)(10)(11)(27)	First lien senior secured loan	L +	4.50%	6/29/2026	13,781	13,706	13,470	0.2%
Sonny's Enterprises LLC(10)(15)(27)	First lien senior secured loan	S +	6.75%	8/5/2026	229,908	226,995	229,908	3.9%
Sonny's Enterprises LLC(10)(22)(23)(27)	First lien senior secured revolving loan	S +	6.75%	8/5/2025	—	(186)	—	—%
					640,556	629,537	634,855	10.9%
Oil and gas
Project Power Buyer, LLC (dba PEC-Veriforce)(10)(11)(27)	First lien senior secured loan	L +	6.00%	5/14/2026	44,630	44,292	44,630	0.8%
Project Power Buyer, LLC (dba PEC-Veriforce)(10)(22)(23)(27)	First lien senior secured revolving loan	L +	6.00%	5/14/2025	—	(16)	—	—%
Zenith Energy U.S. Logistics Holdings, LLC(10)(11)(27)	First lien senior secured loan	L +	5.50%	12/20/2024	58,042	57,575	58,042	1.0%
					102,672	101,851	102,672	1.8%
Professional services
AmSpec Group, Inc. (fka AmSpec Services Inc.)(10)(12)(27)	First lien senior secured loan	L +	5.75%	7/2/2024	109,126	108,530	108,306	1.8%
AmSpec Group, Inc. (fka AmSpec Services Inc.)(10)(12)(22)(27)	First lien senior secured revolving loan	L +	4.75%	7/2/2024	3,073	3,010	2,965	0.1%
Apex Group Treasury, LLC(10)(12)(27)(29)	Second lien senior secured loan	L +	6.75%	7/27/2029	44,147	43,501	41,940	0.7%
Apex Service Partners, LLC(10)(16)(24)(27)	First lien senior secured delayed draw term loan	S +	5.50%	10/23/2023	997	985	989	—%
Apex Service Partners, LLC(10)(16)(22)(27)	First lien senior secured revolving loan	S +	5.25%	7/31/2025	31	31	31	—%
Apex Service Partners Intermediate 2, LLC(21)(27)	First lien senior secured loan		12.50% (incl. 12.50% PIK)	7/22/2027	48,639	47,529	47,666	0.8%
Gerson Lehrman Group, Inc.(10)(11)(27)	First lien senior secured loan	L +	5.25%	12/12/2024	121,623	121,184	121,623	2.1%
Gerson Lehrman Group, Inc.(10)(22)(23)(27)	First lien senior secured revolving loan	L +	5.25%	12/12/2024	—	(69)	—	—%

Owl Rock Capital Corporation
Consolidated Schedule of Investments
As of December 31, 2022
(Amounts in thousands, except share amounts)

Company(1)(4)(8)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(2)(3)	Fair Value	Percentage of Net Assets
Guidehouse Inc.(10)(11)(27)	First lien senior secured loan	L +	6.25%	10/16/2028	4,603	4,563	4,557	0.1%
Relativity ODA LLC(10)(11)(27)	First lien senior secured loan	L +	7.50% (incl. 7.50% PIK)	5/12/2027	83,982	83,128	83,772	1.4%
Relativity ODA LLC(10)(22)(23)(27)	First lien senior secured revolving loan	L +	6.50%	5/12/2027	—	(80)	(18)	—%
Spotless Brands, LLC(10)(15)(27)	First lien senior secured loan	S +	6.50%	7/25/2028	48,592	47,675	47,621	0.8%
Spotless Brands, LLC(10)(22)(23)(27)	First lien senior secured revolving loan	S +	6.50%	7/25/2028	—	(24)	(26)	—%
					464,813	459,963	459,426	7.8%
Specialty retail
Galls, LLC(10)(12)(27)	First lien senior secured loan	L +	6.75% (incl. 0.50% PIK)	1/31/2025	112,582	111,958	110,331	1.9%
Galls, LLC(10)(12)(22)(27)	First lien senior secured revolving loan	L +	6.75%	1/31/2024	15,232	15,034	14,583	0.2%
Ideal Image Development, LLC(10)(14)(27)	First lien senior secured loan	S +	6.50%	9/1/2027	11,678	11,457	11,474	0.2%
Ideal Image Development, LLC(10)(22)(23)(24)(27)	First lien senior secured delayed draw term loan	S +	6.50%	3/1/2024	—	(7)	(4)	—%
Ideal Image Development, LLC(10)(22)(23)(27)	First lien senior secured revolving loan	S +	6.50%	9/1/2027	—	(34)	(32)	—%
Milan Laser Holdings LLC(10)(14)(27)	First lien senior secured loan	S +	5.00%	4/27/2027	24,055	23,873	24,055	0.4%
Milan Laser Holdings LLC(10)(22)(23)(27)	First lien senior secured revolving loan	S +	5.00%	4/27/2026	—	(14)	—	—%
Notorious Topco, LLC (dba Beauty Industry Group)(10)(15)(27)	First lien senior secured loan	S +	6.75%	11/23/2027	109,355	107,959	108,809	1.8%
Notorious Topco, LLC (dba Beauty Industry Group)(10)(15)(22)(24)(27)	First lien senior secured delayed draw term loan	S +	6.75%	11/23/2023	9,530	9,336	9,482	0.2%
Notorious Topco, LLC (dba Beauty Industry Group)(10)(15)(22)(27)	First lien senior secured revolving loan	S +	6.75%	5/24/2027	1,596	1,481	1,548	—%
The Shade Store, LLC(10)(15)(27)	First lien senior secured loan	S +	6.00%	10/13/2027	9,000	8,907	8,753	0.1%
The Shade Store, LLC(10)(15)(22)(27)	First lien senior secured revolving loan	S +	6.00%	10/13/2026	255	246	230	—%
					293,283	290,196	289,229	4.8%

Owl Rock Capital Corporation
Consolidated Schedule of Investments
As of December 31, 2022
(Amounts in thousands, except share amounts)

Company(1)(4)(8)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(2)(3)	Fair Value	Percentage of Net Assets
Transportation
Lazer Spot Holdings, Inc. (f/k/a Lazer Spot GB Holdings, Inc.)(10)(13)(27)	First lien senior secured loan	L +	5.75%	12/9/2025	142,598	141,262	142,598	2.4%
Lazer Spot Holdings, Inc. (f/k/a Lazer Spot GB Holdings, Inc.)(10)(22)(23)(27)	First lien senior secured revolving loan	L +	5.75%	12/9/2025	—	(227)	—	—%
Lytx, Inc.(10)(14)(27)	First lien senior secured loan	S +	6.75%	2/27/2026	71,005	70,312	70,472	1.2%
Motus Group, LLC(10)(11)(27)	Second lien senior secured loan	L +	6.50%	12/10/2029	10,810	10,712	10,594	0.2%
					224,413	222,059	223,664	3.8%
Total non-controlled/non-affiliated portfolio company debt investments					$11,660,738	$11,513,192	$11,307,884	191.8%

Equity Investments
Aerospace and defense
Space Exploration Technologies Corp.(27)(28)(31)	Class A Common Stock		N/A	N/A	46,605	2,557	3,509	0.1%
Space Exploration Technologies Corp.(27)(28)(31)	Class C Common Stock		N/A	N/A	9,360	446	705	—%
						3,003	4,214	0.1%
Asset based lending and fund finance
Amergin Asset Management, LLC(27)(28)(29)(31)	Class A Units		N/A	N/A	50,000,000	—	—	—%
						—	—	—%
Automotive
CD&R Value Building Partners I, L.P. (dba Belron)(27)(28)(29)(31)	LP Interest		N/A	N/A	33,108	33,107	33,955	0.6%
Metis HoldCo, Inc. (dba Mavis Tire Express Services)(21)(27)(28)	Series A Convertible Preferred Stock		7.00% (incl. 7.00% PIK)	N/A	167,977	163,743	161,677	2.7%
						196,850	195,632	3.3%
Buildings and real estate
Associations Finance, Inc.(21)(27)(28)	Preferred Stock		12.00% (incl. 12.00% PIK)	N/A	54,800,000	55,348	55,641	0.9%
Dodge Construction Network Holdings, LP(27)(28)(31)	Class A-2 Common Units		N/A	N/A	2,181,629	1,859	1,855	—%
Dodge Construction Network Holdings, LP(21)(27)(28)	Series A Preferred Units		8.25% (incl. 8.25% PIK)	N/A	—	45	45	—%
						57,252	57,541	0.9%

Owl Rock Capital Corporation
Consolidated Schedule of Investments
As of December 31, 2022
(Amounts in thousands, except share amounts)

Company(1)(4)(8)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(2)(3)	Fair Value	Percentage of Net Assets
Business services
Denali Holding, LP (dba Summit Companies)(27)(28)(31)	Class A Units	N/A	N/A	337,460	3,431	4,344	0.1%
Hercules Buyer, LLC (dba The Vincit Group)(27)(28)(31)(33)	Common Units	N/A	N/A	2,190,000	2,192	2,302	—%
Knockout Intermediate Holdings I Inc. (dba Kaseya)(21)(27)(28)	Perpetual Preferred Stock	11.75% (incl. 11.75% PIK)	N/A	14,000	13,667	13,825	0.2%
					19,290	20,471	0.3%
Consumer Products
ASP Conair Holdings LP(27)(28)(31)	Class A Units	N/A	N/A	60,714	6,071	5,444	0.1%
					6,071	5,444	0.1%
Financial services
Blend Labs, Inc.(5)(27)(31)	Common stock	N/A	N/A	72,317	1,000	104	—%
Blend Labs, Inc.(27)(28)(31)	Warrants	N/A	N/A	179,529	975	5	—%
					1,975	109	—%
Food and beverage
H-Food Holdings, LLC(27)(28)(31)	LLC interest	N/A	N/A	10,875	10,874	9,337	0.2%
Hissho Sushi Holdings, LLC(27)(28)(31)	Class A units	N/A	N/A	7,502	75	83	—%
					10,949	9,420	0.2%
Healthcare equipment and services
KPCI Holdings, L.P.(27)(28)(31)	Class A Units	N/A	N/A	30,425	32,284	34,497	0.6%
Maia Aggregator, LP(27)(28)(31)	Class A-2 Units	N/A	N/A	168,539	169	179	—%
Patriot Holdings SCSp (dba Corza Health, Inc.)(27)(28)(29)(31)	Class B Units	N/A	N/A	97,833	18	1,145	—%
Patriot Holdings SCSp (dba Corza Health, Inc.)(21)(27)(28)(29)	Class A Units	8.00% (incl. 8.00% PIK)	N/A	7,104	8,265	8,534	0.1%
Rhea Acquisition Holdings, LP(27)(28)(31)	Series A-2 Units	N/A	N/A	119,048	119	119	—%
					40,855	44,474	0.7%
Healthcare providers and services
KOBHG Holdings, L.P. (dba OB Hospitalist)(27)(28)(31)	Class A Interests	N/A	N/A	6,670	6,670	6,196	0.1%
					6,670	6,196	0.1%
Healthcare technology
BEHP Co-Investor II, L.P.(27)(28)(29)(31)	LP Interest	N/A	N/A	1,270	1,266	1,270	—%
WP Irving Co-Invest, L.P.(27)(28)(29)(31)	Partnership Units	N/A	N/A	1,250,000	1,250	1,250	—%
Minerva Holdco, Inc.(21)(27)(28)	Series A Preferred Stock	10.75% (incl. 10.75% PIK)	N/A	7,483	7,354	6,734	0.1%
					9,870	9,254	0.1%

Owl Rock Capital Corporation
Consolidated Schedule of Investments
As of December 31, 2022
(Amounts in thousands, except share amounts)

Company(1)(4)(8)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(2)(3)	Fair Value	Percentage of Net Assets
Household products
Evology, LLC(27)(28)(31)	Class B Units		N/A	N/A	451	2,160	2,771	—%
						2,160	2,771	—%
Human resource support services
Sunshine Software Holdings, Inc. (dba Cornerstone OnDemand)(21)(27)(28)	Series A Preferred Stock		10.50% (incl. 10.50% PIK)	N/A	41,402	40,538	37,469	0.6%
						40,538	37,469	0.6%
Insurance
Accelerate topco Holdings, LLC(27)(28)(31)	Common Units		N/A	N/A	493	14	14	—%
Evolution Parent, LP (dba SIAA)(27)(28)(31)	LP Interest		N/A	N/A	42,838	4,284	4,284	0.1%
GrowthCurve Capital Sunrise Co-Invest LP (dba Brightway)(27)(28)(31)	LP Interest		N/A	N/A	638	638	632	—%
GoHealth, Inc. (5)(27)(31)	Common stock		N/A	N/A	68,125	5,232	712	—%
PCF Holdco, LLC (dba PCF Insurance Services)(27)(28)(31)	Class A Units		N/A	N/A	14,772,724	37,464	67,456	1.1%
						47,632	73,098	1.2%
Internet and software services
BCTO WIW Holdings, Inc. (dba When I Work)(27)(28)(31)	Class A Common Stock		N/A	N/A	13,000	1,300	1,171	—%
Brooklyn Lender Co-Invest 2, L.P. (dba Boomi)(27)(28)(31)	Common Units		N/A	N/A	7,503,843	7,504	7,378	0.1%
Elliott Alto Co-Investor Aggregator L.P.(27)(28)(29)(31)	LP Interest		N/A	N/A	3,134	3,144	3,133	0.1%
Insight CP (Blocker) Holdings, L.P. (dba CivicPlus, LLC)(27)(28)(29)(31)	LP Interest		N/A	N/A	1,230	1,230	1,230	—%
MessageBird Holding B.V.(27)(28)(29)(31)	Extended Series C Warrants		N/A	N/A	122,890	753	89	—%
Picard Holdco, LLC(10)(15)(27)(28)	Series A Preferred Stock	S +	12.00% (incl. 12.00% PIK)	N/A	25,697	24,968	24,925	0.4%
Project Alpine Co-Invest Fund, LP(27)(28)(29)(31)	LP Interest		N/A	N/A	10,006	10,006	10,000	0.2%
Project Hotel California Co-Invest Fund, L.P. (27)(28)(29)(31)	LP Interest		N/A	N/A	2,687	2,687	2,685	—%
Thunder Topco L.P. (dba Vector Solutions)(27)(28)(31)	Common Units		N/A	N/A	3,829,614	3,830	3,783	0.1%
VEPF Torreys Aggregator, LLC (dba MINDBODY, Inc.)(21)(27)(28)	Series A Preferred Stock		6.00% (incl. 6.00% PIK)	N/A	21,250	22,544	22,319	0.4%

Owl Rock Capital Corporation
Consolidated Schedule of Investments
As of December 31, 2022
(Amounts in thousands, except share amounts)

Company(1)(4)(8)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(2)(3)	Fair Value	Percentage of Net Assets
WMC Bidco, Inc. (dba West Monroe)(21)(27)(28)	Senior Preferred Stock		11.25% (incl. 11.25% PIK)	N/A	18,427	18,039	17,230	0.3%
Zoro TopCo, Inc. (dba Zendesk, Inc.)(21)(27)(28)	Series A Preferred Stock		12.50% (incl. 12.50% PIK)	N/A	9,554	9,220	9,220	0.2%
Zoro TopCo, L.P. (dba Zendesk, Inc.)(27)(28)(31)	Class A Common Units		N/A	N/A	796,165	7,962	7,962	0.1%
						113,187	111,125	1.9%
Manufacturing
Gloves Holdings, LP (dba Protective Industrial Products)(27)(28)(31)	LP Interest		N/A	N/A	32,500	3,250	3,848	0.1%
Windows Entities(27)(28)(32)	LLC Units		N/A	N/A	31,849	60,318	121,419	2.1%
						63,568	125,267	2.2%
Total non-controlled/non-affiliated portfolio company equity investments						$619,870	$702,485	11.7%
Total non-controlled/non-affiliated portfolio company investments						$12,133,062	$12,010,369	203.5%

Non-controlled/affiliated portfolio company investments
Equity Investments
Healthcare technology
LSI Financing 1 DAC(26)(27)(28)(29)(31)	Preferred equity		N/A	N/A	6,174,611	6,224	6,175	0.1%
						6,224	6,175	0.1%
Total non-controlled/affiliated portfolio company investments						$6,224	$6,175	0.1%

Controlled/affiliated portfolio company investments
Debt Investments
Advertising and media
Swipe Acquisition Corporation (dba PLI)(10)(14)(26)(27)	First lien senior secured loan	S +	8.00%	6/28/2024	49,360	48,911	49,236	0.8%
Swipe Acquisition Corporation (dba PLI)(10)(15)(22)(24)(26)(27)	First lien senior secured delayed draw term loan	S +	8.00%	5/31/2023	14,698	14,698	14,645	0.2%
Swipe Acquisition Corporation (dba PLI)(10)(22)(26)(27)	Letter of Credit	S +	8.00%	6/28/2024	—	2	—	—%
					64,058	63,611	63,881	1.0%

Owl Rock Capital Corporation
Consolidated Schedule of Investments
As of December 31, 2022
(Amounts in thousands, except share amounts)

Company(1)(4)(8)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(2)(3)	Fair Value	Percentage of Net Assets
Distribution
PS Operating Company LLC (fka QC Supply, LLC)(10)(12)(26)	First lien senior secured loan	L +	6.00%	12/31/2024	13,241	12,976	12,778	0.2%
PS Operating Company LLC (fka QC Supply, LLC)(10)(12)(22)(26)	First lien senior secured revolving loan	L +	6.00%	12/31/2024	3,807	3,708	3,633	0.1%
					17,048	16,684	16,411	0.3%
Total controlled/affiliated portfolio company debt investments					81,106	$80,295	$80,292	1.3%

Equity Investments
Advertising and media
New PLI Holdings, LLC (dba PLI)(26)(27)(28)(31)	Class A Common Units		N/A	N/A	86,745	48,008	97,799	1.7%
						48,008	97,799	1.7%
Asset based lending and fund finance
AAM Series 1.1 Rail and Domestic Intermodal Feeder, LLC(22)(26)(27)(28)(29)(31)	LLC Interest		N/A	N/A	5	5	—	—%
AAM Series 2.1 Aviation Feeder, LLC(22)(26)(27)(28)(29)(31)	LLC Interest		N/A	N/A	1,568	1,574	1,568	—%
Wingspire Capital Holdings LLC(9)(22)(26)(28)	LLC interest		N/A	N/A	364,145	364,145	431,531	7.3%
						365,724	433,099	7.3%
Distribution
PS Op Holdings LLC (fka QC Supply, LLC)(26)(28)(31)	Class A Common Units		N/A	N/A	248,271	4,300	3,950	0.1%
						4,300	3,950	0.1%
Insurance
Fifth Season Investments LLC(9)(25)(27)(28)(31)	Class A Units		N/A	N/A	28	89,680	89,680	1.5%
						89,680	89,680	1.5%
Investment funds and vehicles
ORCC Senior Loan Fund LLC (fka Sebago Lake LLC)(7)(9)(26)(28)(29)	LLC Interest		N/A	N/A	318,839	318,839	288,981	4.9%
						318,839	288,981	4.9%
Total controlled/affiliated portfolio company equity investments						$826,551	$913,509	14.1%
Total controlled/affiliated portfolio company investments						$906,846	$993,801	15.4%
Total Investments						$13,046,132	$13,010,345	220.4%

	Interest Rate Swaps as of December 31, 2022
	Company Receives	Company Pays	Maturity Date	Notional Amount	Hedged Instrument	Footnote Reference
Interest rate swap	5.25%	L + 2.937%	4/10/2024	400,000	2024 Notes	Note 6
Interest rate swap	2.63%	L + 1.655%	1/15/2027	500,000	2027 Notes	Note 6
Total				900,000

Owl Rock Capital Corporation
Consolidated Schedule of Investments
As of December 31, 2022
(Amounts in thousands, except share amounts)
_______________
(1)Certain portfolio company investments are subject to contractual restrictions on sales. Refer to footnote 28 for additional information on our restricted securities.
(2)The amortized cost represents the original cost adjusted for the amortization or accretion of premium or discount , as applicable, on debt investments using the effective interest method.
(3)As of December 31, 2022, the net estimated unrealized loss for U.S. federal income tax purposes was $126.2 million based on a tax cost basis of $13.1 billion. As of December 31, 2022, the estimated aggregate gross unrealized loss for U.S. federal income tax purposes was $382.2 million and the estimated aggregate gross unrealized gain for U.S. federal income tax purposes was $256.0 million.
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
(11)The interest rate on these loans is subject to 1 month LIBOR, which as of December 31, 2022 was 4.39%.
(12)The interest rate on these loans is subject to 3 month LIBOR, which as of December 31, 2022 was 4.77%.
(13)The interest rate on these loans is subject to 6 month LIBOR, which as of December 31, 2022 was 5.14%.
(14)The interest rate on these loans is subject to 1 month SOFR, which as of December 31, 2022 was 4.36%.
(15)The interest rate on these loans is subject to 3 month SOFR, which as of December 31, 2022 was 4.59%.
(16)The interest rate on these loans is subject to 6 month SOFR, which as of December 31, 2022 was 4.78%.
(17)The interest rate on these loans is subject to Prime, which as of December 31, 2022 was 7.50%.
(18)The interest rate on this loan is subject to 3 month EURIBOR, which as of December 31, 2022 was 2.13%.
(19)The interest rate on this loan is subject to 6 month EURIBOR, which as of December 31, 2022 was 2.69%.
(20)The interest rate on this loan is subject to SONIA, which as of December 31, 2022 was 3.43%.
(21)Contains a fixed-rate structure.
(22)Position or portion thereof is an unfunded loan or equity commitment. See Note 7 “Commitments and Contingencies”.
(23)The negative cost is the result of the capitalized discount being greater than the principal amount outstanding on the loan. The negative fair value is the result of the capitalized discount on the loan.
(24)The date disclosed represents the commitment period of the unfunded term loan. Upon expiration of the commitment period, the funded portion of the term loan may be subject to a longer maturity date.
(25)As defined in the 1940 Act, the Company is deemed to be an “affiliated person” of this portfolio company as the Company owns more than 5% but less than 25% of the portfolio company's voting securities or has the power to exercise control over management or policies of such portfolio company, including through a management agreement (“non-controlled affiliate”). Transactions related to investments in non-controlled affiliates for the period ended December 31, 2022 were as follows:

($ in thousands)	Fair value as of December 31, 2021	Gross Additions (a)	Gross Reductions(b)	Change in Unrealized Gains (Losses)	Fair value as of December 31, 2022	Interest Income	Dividend Income	Other Income
LSI Financing 1 DAC	—	6,224	—	(49)	6,175	—	—	—
Total Non-Controlled Affiliates	$—	$6,224	$—	$(49)	$6,175	$—	$—	$—
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
(26)As defined in the 1940 Act, the Company is deemed to be both an “Affiliated Person” and has “Control” of this portfolio company as the Company owns more than 25% of the portfolio company’s outstanding voting securities or has the power to exercise control over management or policies of such portfolio company, including through a management agreement (“controlled affiliate”). The Company’s investment in controlled affiliates for the period ended December 31, 2022, were as follows:

Owl Rock Capital Corporation
Consolidated Schedule of Investments
As of December 31, 2022
(Amounts in thousands, except share amounts)

($ in thousands)	Fair value as of December 31, 2021	Gross Additions (a)	Gross Reductions(b)	Change in Unrealized Gains (Losses)	Fair value as of December 31, 2022	Interest Income	Dividend Income	Other Income
Controlled Affiliates
AAM Series 1.1 Rail and Domestic Intermodal Feeder, LLC(d)	$—	$5	$—	$(5)	$—	$—	$—	$—
AAM Series 2.1 Aviation Feeder, LLC(d)	—	1,574	—	(6)	1,568	—	—	—
Fifth Season Investments LLC (fka Chapford SMA Partnership, L.P.)	—	89,680	—	—	89,680	—	201	—
ORCC Senior Loan Fund LLC (fka Sebago Lake LLC)(c)	247,061	118,125	(49,000)	(27,205)	288,981	—	33,673	—
PS Operating Company LLC (fka QC Supply, LLC)	19,495	2,979	(1,444)	(669)	20,361	1,375	—	9
Swipe Acquisition Corporation (dba PLI)	108,061	4,284	(891)	50,226	161,680	6,831	6,673	680
Wingspire Capital Holdings LLC	242,163	201,107	(35,000)	23,261	431,531	—	36,500	—
Total Controlled Affiliates	$616,780	$417,754	$(86,335)	$45,602	$993,801	$8,206	$77,047	$689
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
(27)Represents co-investment made with the Company’s affiliates in accordance with the terms of the exemptive relief that the Company received from the U.S. Securities and Exchange Commission. See Note 3 “Agreements and Related Party Transactions.”
(28)Securities acquired in transactions exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”) and may be deemed to be “restricted securities” under the Securities Act. As of December 31, 2022, the aggregate fair value of these securities is $1.6 billion or 27.6% of the Company’s net assets. The acquisition dates of the restricted securities are as follows:

Portfolio Company	Investment	Acquisition Date
AAM Series 1.1 Rail and Domestic Intermodal Feeder, LLC**	LLC Interest	July 1, 2022
AAM Series 2.1 Aviation Feeder, LLC**	LLC Interest	July 1, 2022
Amergin Asset Management, LLC	Class A Units	July 1, 2022
Accelerate topco Holdings, LLC	Common Units	September 1, 2022
ASP Conair Holdings LP	Class A Units	May 17, 2021
Associations Finance, Inc.	Preferred Stock	June 10, 2022
Windows Entities	LLC Units	January 16, 2020
BCTO WIW Holdings, Inc. (dba When I Work)	Class A Common Stock	November 2, 2021
BEHP Co-Investor II, L.P.	LP Interest	May 11, 2022
WP Irving Co-Invest, L.P.	Partnership Units	May 18, 2022
Blend Labs, Inc.	Warrants	July 2, 2021
Brooklyn Lender Co-Invest 2, L.P. (dba Boomi)	Common Units	October 1, 2021
CD&R Value Building Partners I, L.P. (dba Belron)	LP Interest	December 2, 2021
Fifth Season Investments LLC (fka Chapford SMA Partnership, L.P.)**	Class A Units	July 18, 2022
Denali Holding, LP (dba Summit Companies)	Class A Units	September 15, 2021
Dodge Construction Network Holdings, LP	Class A-2 Common Units	February 23, 2022
Dodge Construction Network Holdings, LP	Series A Preferred Units	February 23, 2022
Elliott Alto Co-Investor Aggregator L.P.	LP Interest	September 27, 2022

Owl Rock Capital Corporation
Consolidated Schedule of Investments
As of December 31, 2022
(Amounts in thousands, except share amounts)

Portfolio Company	Investment	Acquisition Date
Picard Holdco, LLC	Series A Preferred Stock	September 30, 2022
Evology, LLC	Class B Units	January 24, 2022
Evolution Parent, LP (dba SIAA)	LP Interest	April 30, 2021
Gloves Holdings, LP (dba Protective Industrial Products)	LP Interest	December 29, 2020
GrowthCurve Capital Sunrise Co-Invest LP (dba Brightway)	LP Interest	December 16, 2021
Hercules Buyer, LLC (dba The Vincit Group)	Common Units	December 15, 2020
Hissho Sushi Holdings, LLC	Class A units	May 17, 2022
Insight CP (Blocker) Holdings, L.P. (dba CivicPlus, LLC)	LP Interest	June 8, 2022
Knockout Intermediate Holdings I Inc. (dba Kaseya)	Perpetual Preferred Stock	June 23, 2022
KOBHG Holdings, L.P. (dba OB Hospitalist)	Class A Interests	September 27, 2021
Maia Aggregator, LP	Class A-2 Units	February 1, 2022
H-Food Holdings, LLC	LLC Interest	November 23, 2018
LSI Financing 1 DAC**	Preferred equity	December 14, 2022
MessageBird Holding B.V.	Extended Series C Warrants	May 5, 2021
Metis HoldCo, Inc. (dba Mavis Tire Express Services)	Series A Convertible Preferred Stock	May 4, 2021
Minerva Holdco, Inc.	Series A Preferred Stock	February 15, 2022
KPCI Holdings, L.P.	Class A Units	November 30, 2020
Patriot Holdings SCSp (dba Corza Health, Inc.)	Class B Units	January 29, 2021
Patriot Holdings SCSp (dba Corza Health, Inc.)	Class A Units	January 29, 2021
PCF Holdco, LLC (dba PCF Insurance Services)	Class A Units	November 1, 2021
Project Alpine Co-Invest Fund, LP	LP Interest	June 10, 2022
Project Hotel California Co-Invest Fund, L.P.	LP Interest	August 9, 2022
PS Op Holdings LLC (fka QC Supply, LLC)**	Class A Common Units	December 21, 2021
Rhea Acquisition Holdings, LP	Series A-2 Units	February 18, 2022
ORCC Senior Loan Fund LLC (fka Sebago Lake LLC)*	LLC Interest	June 20, 2017
Space Exploration Technologies Corp.	Class A Common Stock	March 25, 2021
Space Exploration Technologies Corp.	Class C Common Stock	March 25, 2021
Sunshine Software Holdings, Inc. (dba Cornerstone OnDemand)	Series A Preferred Stock	October 14, 2021
New PLI Holdings, LLC (dba PLI)**	Class A Common Units	December 23, 2020
Thunder Topco L.P. (dba Vector Solutions)	Common Units	June 30, 2021
VEPF Torreys Aggregator, LLC (dba MINDBODY, Inc.)	Series A Preferred Stock	October 15, 2021
Wingspire Capital Holdings LLC**	LLC Interest	September 24, 2019
WMC Bidco, Inc. (dba West Monroe)	Senior Preferred Stock	November 9, 2021
Zoro TopCo, Inc. (dba Zendesk, Inc.)	Series A Preferred Stock	November 22, 2022
Zoro TopCo, L.P. (dba Zendesk, Inc.)	Class A Common Units	November 22, 2022
* Refer to Note 4 “Investments – ORCC Senior Loan Fund LLC,” for further information.
** Refer to Note 3 “Agreements and Related Party Transactions – Controlled/Affiliated Portfolio Companies”.
(29)This portfolio company is not a qualifying asset under Section 55(a) of the Investment Company Act of 1940, as amended (the “1940 Act”). Under the 1940 Act, the Company may not acquire any non-qualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of total assets. As of December 31, 2022, non-qualifying assets represented 13.5% of total assets as calculated in accordance with the regulatory requirements.
(30)Loan was on non-accrual status as of December 31, 2022.
(31)Investment is non-income producing.
(32)Investment represents multiple underlying investments, including Midwest Custom Windows, LLC, Greater Toronto Custom Windows, Corp., Garden State Custom Windows, LLC, Long Island Custom Windows, LLC, Jemico, LLC, Atlanta Custom Windows, LLC and Fairchester Custom Windows. Greater Toronto Custom Windows, Corp. is considered a non-qualifying asset, with a fair value of $9.1 million as of December 31, 2022.
(33)We invest in this portfolio company through underlying blocker entities Hercules Blocker 1 LLC, Hercules Blocker 2 LLC, Hercules Blocker 3 LLC, Hercules Blocker 4 LLC, and Hercules Blocker 5 LLC.
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

Owl Rock Capital Corporation
Consolidated Statements of Changes in Net Assets
(Amounts in thousands)

	For the Years Ended December 31,
	2022	2021	2020
Increase (Decrease) in Net Assets Resulting from Operations
Net investment income (loss)	$556,718	$490,137	$517,456
Net change in unrealized gain (loss)	(94,509)	179,824	(76,004)
Net realized gain (loss)	4,146	(45,079)	(53,712)
Net Increase (Decrease) in Net Assets Resulting from Operations	466,355	624,882	387,740
Distributions
Distributions declared from earnings(1)	(507,822)	(486,868)	(605,958)
Net Decrease in Net Assets Resulting from Shareholders' Distributions	(507,822)	(486,868)	(605,958)
Capital Share Transactions
Repurchase of common shares	(25,958)	(2,604)	(150,250)
Reinvestment of distributions	11,951	56,033	137,619
Net Increase (Decrease) in Net Assets Resulting from Capital Share Transactions	(14,007)	53,429	(12,631)
Total Increase (Decrease) in Net Assets	(55,474)	191,443	(230,849)
Net Assets, at beginning of period	5,937,877	5,746,434	5,977,283
Net Assets, at end of period	$5,882,403	$5,937,877	$5,746,434
_______________
(1)For the year ended December 31, 2022, distributions declared were derived from net investment income. For the years ended December 31, 2021 and 2020, distributions declared from earnings were derived from net investment income and capital gains.
The accompanying notes are an integral part of these consolidated financial statements.

Owl Rock Capital Corporation
Consolidated Statements of Cash Flows
(Amounts in thousands)

	For the Years Ended December 31,
	2022	2021	2020
Cash Flows from Operating Activities
Net Increase (Decrease) in Net Assets Resulting from Operations	$466,355	$624,882	$387,740
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash used in operating activities:
Purchases of investments, net	(2,132,632)	(7,135,785)	(3,855,603)
Proceeds from investments and investment repayments, net	1,926,108	5,511,556	1,790,500
Net amortization/accretion of premium/discount on investments	(41,712)	(82,000)	(50,498)
Payment-in-kind interest and dividends	(147,758)	(59,918)	(35,645)
Net change in unrealized (gain) loss on investments	88,427	(192,381)	76,952
Net change in unrealized gain (loss) on interest rate swap attributed to unsecured notes	(84,779)	(9,531)	16,860
Net change in unrealized (gains) losses on translation of assets and liabilities in foreign currencies	2,514	3,206	(4,301)
Net realized (gain) loss on investments	(5,171)	46,332	51,376
Net realized (gain) loss on foreign currency transactions relating to investments	3,586	(20)	8
Amortization of debt issuance costs	30,076	25,721	17,178
Amortization of offering costs	—	96	24
Changes in operating assets and liabilities:
(Increase) decrease in receivable for investments sold	—	6,316	2,934
(Increase) decrease in interest receivable	(26,369)	(24,608)	524
(Increase) decrease in receivable from a controlled affiliate	(13,756)	(1,606)	128
(Increase) decrease in prepaid expenses and other assets	20,089	14,792	(20,751)
Increase (decrease) in management fee payable	813	10,834	19,680
Increase (decrease) in incentive fee payable	5,220	10,172	19,070
Increase (decrease) in payables to affiliate	549	(725)	752
Increase (decrease) in accrued expenses and other liabilities	125,708	25,504	22,755
Net cash provided by (used in) operating activities	217,268	(1,227,163)	(1,560,317)
Cash Flows from Financing Activities
Borrowings on debt	2,531,427	5,521,730	5,404,027
Payments on debt	(2,220,889)	(3,697,000)	(3,135,250)
Debt issuance costs	(15,484)	(44,875)	(63,961)
Repurchases of common stock	(25,958)	(2,604)	(150,250)
Cash distributions paid to shareholders	(488,422)	(460,854)	(453,497)
Net cash provided by (used in) financing activities	(219,326)	1,316,397	1,601,069
Net increase (decrease) in cash and restricted cash, including foreign cash (restricted cash of $74,939 and $12,640, respectively)	(2,058)	89,234	40,752
Cash and restricted cash, including foreign cash, beginning of period (restricted cash of $21,481 and $8,841, respectively)	447,145	357,911	317,159
Cash and restricted cash, including foreign cash, end of period (restricted cash of $96,420 and $21,481, respectively)	$445,087	$447,145	$357,911
The accompanying notes are an integral part of these consolidated financial statements.

Owl Rock Capital Corporation
Consolidated Statements of Cash Flows
(Amounts in thousands)

	For the Years Ended December 31,
	2022	2021	2020
Supplemental and Non-Cash Information
Interest paid during the period	$234,195	$166,531	$113,099
Distributions declared during the period	507,822	486,868	605,958
Reinvestment of distributions during the period	11,951	56,033	137,619
Distributions Payable	129,517	122,068	152,087
Receivable for investments sold	—	—	6,316
Taxes, including excise tax, paid during the period	3,913	4,962	1,990

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
Owl Rock Capital Advisors LLC (the “Adviser”) serves as the Company’s investment adviser. The Adviser is registered with the Securities and Exchange Commission (“SEC”) as an investment adviser under the Investment Advisers Act of 1940, as amended (the “Advisers Act”), an indirect affiliate of Blue Owl Capital Inc. ("Blue Owl") (NYSE: OWL) and part of Owl Rock, a division of Blue Owl focused on direct lending. Blue Owl consists of three divisions: (1) Owl Rock, which focuses on direct lending, (2) Dyal, which focuses on providing capital to institutional alternative asset managers and (3) Oak Street, which focuses on real estate strategies. Subject to the overall supervision of the Company’s board of directors (the “Board”), the Adviser manages the day-to-day operations of, and provides investment advisory and management services to, the Company.
On July 22, 2019, the Company closed its initial public offering (“IPO”) and the Company’s common stock began trading on the New York Stock Exchange (“NYSE”) under the symbol “ORCC” on July 18, 2019 ("Listing Date").

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

Owl Rock Capital Corporation
Notes to Consolidated Financial Statements - Continued
mandatory provisions of Rule 2a-5 by the September 2022 compliance date. Additionally, commencing with the fourth quarter of 2022, pursuant to Rule 2a-5, the Board designated the Adviser as the Company's valuation designee to perform fair value determinations relating to the value of assets held by the Company for which market quotations are not readily available.
Investments for which market quotations are readily available are typically valued at the average bid price of those market quotations. To validate market quotations, the Company utilizes a number of factors to determine if the quotations are representative of fair value, including the source and number of the quotations. Debt and equity securities that are not publicly traded or whose market prices are not readily available, as is the case for substantially all of the Company’s investments, are valued at fair value as determined in good faith by the Adviser, as the valuation designee, based on, among other things, the input of the independent third-party valuation firm(s) engaged at the direction of the Adviser.
As part of the valuation process, the Adviser, as the valuation designee, takes into account relevant factors in determining the fair value of the Company’s investments, including: the estimated enterprise value of a portfolio company (i.e., the total fair value of the portfolio company’s debt and equity), the nature and realizable value of any collateral, the portfolio company’s ability to make payments based on its earnings and cash flow, the markets in which the portfolio company does business, a comparison of the portfolio company’s securities to any similar publicly traded securities, and overall changes in the interest rate environment and the credit markets that may affect the price at which similar investments may be made in the future. When an external event such as a purchase or sale transaction, public offering or subsequent equity sale occurs, the Adviser, as the valuation designee, considers whether the pricing indicated by the external event corroborates its valuation.
The Adviser, as the valuation designee, undertakes a multi-step valuation process, which includes, among other procedures, the following:
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
•Preliminary valuation conclusions are documented and discussed with the Adviser’s valuation committee;
•The Adviser, as the valuation designee, reviews the recommended valuations and determines the fair value of each investment;
•Each quarter, the Adviser, as the valuation designee, will provide the Audit Committee a summary or description of material fair value matters that occurred in the prior quarter and on an annual basis, the Adviser, as the valuation designee, will provide the Audit Committee with a written assessment of the adequacy and effectiveness of its fair value process; and
•The Audit Committee oversees the valuation designee and will report to the Board on any valuation matters requiring the Board’s attention.
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
Transfers between levels, if any, are recognized at the beginning of the period in which the transfer occurs. In addition to using the above inputs in investment valuations, the Company applies the valuation policy approved by its Board that is consistent with ASC 820. Consistent with the valuation policy, the Adviser, as the valuation designee, evaluates the source of the inputs, including any

Owl Rock Capital Corporation
Notes to Consolidated Financial Statements - Continued
markets in which its investments are trading (or any markets in which securities with similar attributes are trading), in determining fair value. When an investment is valued based on prices provided by reputable dealers or pricing services (such as broker quotes), the Adviser, as the valuation designee, subjects those prices to various criteria in making the determination as to whether a particular investment would qualify for treatment as a Level 2 or Level 3 investment. For example, the Adviser, as the valuation designee, or the independent valuation firm(s), reviews pricing support provided by dealers or pricing services in order to determine if observable market information is being used, versus unobservable inputs.
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
Interest and Dividend Income Recognition
Interest income is recorded on the accrual basis and includes amortization or accretion of premiums or discounts. Certain investments may have contractual payment-in-kind (“PIK”) interest or dividends. PIK interest and dividends represent accrued interest or dividends that are added to the principal amount or liquidation amount of the investment on the respective interest or dividend payment dates rather than being paid in cash and generally becomes due at maturity or at the occurrence of a liquidation event. For the year ended December 31, 2022, PIK interest and PIK dividend income earned was $139.2 million, representing 11.6% of investment income. For the year ended December 31, 2021, PIK interest and PIK dividend income earned was $65.0 million, representing 6.4% of investment income. For the year ended December 31, 2020, PIK interest and PIK dividend income was less than 5% of investment income. Discounts to par value on securities purchased are amortized into interest income over the contractual life of the respective security using the effective yield method. Premiums to par value on securities purchased are amortized to first call date. The amortized cost of investments represents the original cost adjusted for the amortization or accretion of premiums or discounts, if any. Upon prepayment of a loan or debt security, any prepayment premiums, unamortized upfront loan origination fees and unamortized discounts are recorded as interest income in the current period.

Owl Rock Capital Corporation
Notes to Consolidated Financial Statements - Continued
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
Income Taxes
The Company has elected to be treated as a BDC under the 1940 Act. The Company has elected to be treated as a RIC under the Code beginning with its taxable year ending December 31, 2016 and intends to continue to qualify as a RIC. So long as the Company maintains its tax treatment as a RIC, it generally will not pay U.S. federal income taxes at corporate rates on any ordinary income or capital gains that it distributes at least annually to its shareholders as dividends. Instead, any tax liability related to income earned and distributed by the Company represents obligations of the Company’s investors and will not be reflected in the consolidated financial statements of the Company.

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
The Company evaluates tax positions taken or expected to be taken in the course of preparing its consolidated financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions not deemed to meet the “more-likely-than-not” threshold are reserved and recorded as a tax benefit or expense in the current year. All penalties and interest associated with income taxes are included in income tax expense. Conclusions regarding tax positions are subject to review and may be adjusted at a later date based on factors including, but not limited to, on-going analyses of tax laws, regulations and interpretations thereof. There were no material uncertain tax positions through December 31, 2022. The 2019 through 2021 tax years remain subject to examination by the IRS, and generally years 2018 through 2021 remain subject to examination by state and local tax authorities.
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
The Company does not consolidate its equity interest in ORCC Senior Loan Fund LLC (fka Sebago Lake LLC) ("ORCC SLF"), Wingspire Capital Holdings LLC (“Wingspire”), Fifth Season Investment LLC (fka Chapford SMA Partnership, L.P.) ("Fifth Season"), or AAM Series 1.1 Rail and Domestic Intermodal Feeder, LLC and AAM Series 2.1 Aviation Feeder, LLC (collectively, "Amergin AssetCo"). For further description of the Company’s investment in ORCC SLF, see Note 4 “Investments”. For further description of the Company’s investment in Wingspire and Amergin AssetCo, see Note 3 “Agreements and Related Party Transactions – Controlled/Affiliated Portfolio Companies”.
New Accounting Pronouncements
In March 2020, the FASB issued ASU No. 2020-04, “Reference Rate Reform (Topic 848),” which provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The amendments apply only to contracts, hedging relationships, and other transactions that reference London Interbank Offered Rate (“LIBOR”) or another reference rate expected to be discontinued because of reference rate reform. In January 2021, the FASB issued ASU No. 2021-01, “Reference Rate Reform (Topic 848),” which expanded the scope of Topic 848 to include derivative instruments impacted by discounting transition. In December 2022, the FASB issued ASU No. 2022-06, “Reference Rate Reform (Topic 848),” which extended the transition period provided under ASU No. 2020-04 and 2021-01 for all entities from December 31, 2022 to December 31, 2024. ASU No. 2021-01 provides increased clarity as the Company continues to evaluate the transition of reference rates and is currently evaluating the impact of adopting ASU No. 2020-04, 2021-01 and 2022-06 on the consolidated financial statements.
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

Owl Rock Capital Corporation
Notes to Consolidated Financial Statements - Continued
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
For the years ended December 31, 2022, 2021 and 2020 the Company incurred expenses of approximately $6.4 million, $5.8 million and $6.1 million, respectively, for costs and expenses reimbursable to the Adviser under the terms of the Administration Agreement.
Investment Advisory Agreement
The Investment Advisory Agreement became effective on May 18, 2021. Under the terms of the Investment Advisory Agreement, the Adviser is responsible for managing the Company’s business and activities, including sourcing investment opportunities, conducting research, performing diligence on potential investments, structuring its investments, and monitoring its portfolio companies on an ongoing basis through a team of investment professionals.
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

Owl Rock Capital Corporation
Notes to Consolidated Financial Statements - Continued
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
For the years ended December 31, 2022 and 2021, management fees were $188.8 million and $178.5 million, respectively. For the year ended December 31, 2020, management fees, net of $56.1 million in management fee waivers were $88.4 million.
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
For the years ended December 31, 2022 and 2021, the Company incurred $118.1 million and $104.0 million of performance based incentive fees based on net investment income, respectively. For the year ended December 31, 2020, the Company incurred $19.1 million of performance based incentive fees based on net investment income, net of $74.8 million fee waiver.
For the years ended December 31, 2022, 2021 and 2020, the Company did not accrue capital gains based incentive fees.

Owl Rock Capital Corporation
Notes to Consolidated Financial Statements - Continued
Affiliated Transactions
The Company may be prohibited under the 1940 Act from participating in certain transactions with its affiliates without prior approval of the directors who are not interested persons, and in some cases, the prior approval of the SEC. The Company, the Adviser and certain of their affiliates have been granted an order for exemptive relief (the “Order”) by the SEC for the Company to co-invest with other funds managed by the Adviser or certain affiliates in a manner consistent with the Company’s investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors. Pursuant to such Order, the Company generally is permitted to co-invest with certain of its affiliates if a “required majority” (as defined in Section 57(o) of the 1940 Act) of the Board make certain conclusions in connection with a co-investment transaction, including that (1) the terms of the transaction, including the consideration to be paid, are reasonable and fair to the Company and its shareholders and do not involve overreaching by the Company or its shareholders on the part of any person concerned, (2) the transaction is consistent with the interests of the Company’s shareholders and is consistent with its investment objective and strategies, (3) the investment by its affiliates would not disadvantage the Company, and the Company’s participation would not be on a basis different from or less advantageous than that on which its affiliates are investing and (4) the proposed investment by the Company would not benefit the Adviser or its affiliates or any affiliated person of any of them (other than the parties to the transaction), except to the extent permitted by the Order and applicable law, including the limitations set forth in Section 57(k) of the 1940 Act. In addition, the Company has received an amendment to its Order to permit it to participate in follow-on investments in its existing portfolio companies with certain affiliates that are private funds, if such private funds did not have an investment in such existing portfolio company.
The Adviser is affiliated with Owl Rock Technology Advisors LLC (“ORTA”), Owl Rock Technology Advisors II LLC ("ORTA II"), Owl Rock Capital Private Fund Advisors LLC (“ORPFA”) and Owl Rock Diversified Advisors LLC (“ORDA” together with ORTA, ORTA II, ORPFA and the Adviser, the "Owl Rock Advisers"), which are also investment advisers. The Owl Rock Advisers are affiliates of Blue Owl and comprise part of "Owl Rock," a division of Blue Owl focused on direct lending. The Owl Rock Advisers’ allocation policy seeks to ensure equitable allocation of investment opportunities over time between the Company and other funds managed by the Adviser or its affiliates. As a result of the Order, there could be significant overlap in the Company’s investment portfolio and the investment portfolio of other funds managed by the Adviser or its affiliates that could avail themselves of the Order and that have an investment objective similar to the Company's.
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
The Company has made investments in controlled, affiliated companies, including ORCC SLF, Wingspire, Amergin AssetCo, and Fifth Season Investments LLC (fka Chapford SMA Partnership, L.P.) ("Fifth Season”) and in a non-controlled, affiliated company, LSI Financing DAC 1 ("LSI Financing"). For further description of ORCC SLF, see “Note 4. Investments.”
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
Amergin AssetCo was created to invest in a leasing platform focused on railcar and aviation assets. Amergin consists of Amergin AssetCo and Amergin Asset Management LLC, which has entered into a Servicing Agreement with Amergin AssetCo. The Company made a $90.0 million equity commitment to Amergin AssetCo on July 1, 2022. The Company’s investment in Amergin is a co-investment made with the Company’s affiliates in accordance with the terms of the exemptive relief that the Company received from the SEC. The Company does not consolidate its equity interest in Amergin AssetCo.

Owl Rock Capital Corporation
Notes to Consolidated Financial Statements - Continued
Fifth Season is a portfolio company created to invest in life settlement assets. On July 18, 2022, the Company made a $15.9 million equity commitment to Fifth Season. We increased our commitment to Fifth Season on October 17, 2022, November 9, 2022, November 15, 2022 and November 29, 2022 by $73.6 million, $1.7 million, $7.3 million and $7.0 million, respectively. Our investment in Fifth Season is a co-investment with our affiliates in accordance with the terms of the exemptive relief that we received from the SEC. We do not consolidate our equity interest in Fifth Season.
LSI Financing is a portfolio company formed to acquire a contractual right to revenue pursuant to an earnout agreement in the life sciences space. On December 14, 2022, we made a $6.2 million commitment to LSI Financing. Our investment in LSI Financing is a co-investment with our affiliates in accordance with the terms of the exemptive relief that we received from the SEC. We do not consolidate our equity interest in LSI Financing.

Note 4. Investments
The information in the tables below is presented on an aggregate portfolio basis, without regard to whether they are non-controlled non-affiliated, non-controlled affiliated or controlled affiliated investments.
Investments at fair value and amortized cost consisted of the following as of December 31, 2022 and December 31, 2021:

	December 31, 2022		December 31, 2021
($ in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
First-lien senior secured debt investments	$9,388,499	$9,279,179	$9,548,096	$9,539,774
Second-lien senior secured debt investments	1,934,274	1,860,978	1,919,453	1,921,447
Unsecured debt investments	270,714	248,019	197,198	196,485
Preferred equity investments(3)	361,690	355,261	256,630	260,869
Common equity investments(1)	772,116	977,927	477,462	576,004
Investment funds and vehicles(2)	318,839	288,981	249,714	247,061
Total Investments	$13,046,132	$13,010,345	$12,648,553	$12,741,640
_______________
(1)Includes equity investment in Wingspire, Amergin AssetCo, and Fifth Season.
(2)Includes equity investment in ORCC SLF. See below, within Note 4, for more information regarding ORCC SLF.
(3)Includes equity investment in LSI Financing.

Owl Rock Capital Corporation
Notes to Consolidated Financial Statements - Continued
The industry composition of investments based on fair value as of December 31, 2022 and December 31, 2021 was as follows:

	December 31, 2022	December 31, 2021
Advertising and media	1.5%	0.9%
Aerospace and defense	2.8	2.9
Asset based lending and fund finance(1)	4.9	—
Automotive	1.5	1.5
Buildings and real estate	3.7	5.4
Business services	2.9	3.3
Chemicals	1.6	2.3
Consumer products	3.9	4.0
Containers and packaging	1.3	1.3
Distribution	4.2	4.4
Education	1.0	1.0
Financial services	5.0	8.4
Food and beverage	6.7	6.2
Healthcare equipment and services	3.9	4.2
Healthcare providers and services	4.5	7.1
Healthcare technology(4)	4.8	4.6
Household products	2.1	1.8
Human resource support services	1.5	1.6
Infrastructure and environmental services	1.2	1.5
Insurance(3)	9.3	8.8
Internet software and services	13.3	11.3
Investment funds and vehicles(2)	2.2	1.9
Leisure and entertainment	2.2	2.2
Manufacturing	5.8	5.7
Oil and gas	0.8	0.9
Professional services	3.5	3.0
Specialty retail	2.2	2.0
Transportation	1.7	1.8
Total	100.0%	100.0%
_______________
(1)Includes equity investment in Wingspire and Amergin AssetCo.
(2)Includes equity investment in ORCC SLF. See below, within Note 4, for more information regarding ORCC SLF.
(3)Includes equity investment in Fifth Season.
(4)Includes equity investment in LSI Financing.
The geographic composition of investments based on fair value as of December 31, 2022 and December 31, 2021 was as follows:

	December 31, 2022	December 31, 2021
United States:
Midwest	17.5%	17.0%
Northeast	20.4	19.7
South	34.4	38.2
West	20.6	18.6
International	7.1	6.5
Total	100.0%	100.0%

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
As of December 31, 2022 and December 31, 2021, ORCC SLF had total investments in senior secured debt at fair value of $997.4 million and $790.3 million, respectively. The determination of fair value is in accordance with ASC 820; however, such fair value is not included in the Board’s valuation process described herein. The following table is a summary of ORCC SLF’s portfolio as well as a listing of the portfolio investments in ORCC SLF’s portfolio as of December 31, 2022 and December 31, 2021:

($ in thousands)	December 31, 2022	December 31, 2021
Total senior secured debt investments(1)	$1,045,865	$798,420
Weighted average spread over base rate(1)	4.05%	4.14%
Number of portfolio companies	56	38
Largest funded investment to a single borrower(1)	40,272	40,693
_______________
(1)At par.

Owl Rock Capital Corporation
Notes to Consolidated Financial Statements - Continued

ORCC Senior Loan Fund's Portfolio as of December 31, 2022 ($ in thousands)
Company(1)(2)(4)(5)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(3)	Fair Value	Percentage of Members' Equity
Debt Investments
Aerospace and defense
Applied Composites Holdings, LLC (fka AC&A Enterprises Holdings, LLC)(7)	First lien senior secured loan	L +	6.00%	1/21/2025	$34,111	$33,956	$33,305	10.1%
Applied Composites Holdings, LLC (fka AC&A Enterprises Holdings, LLC)(7)(13)	First lien senior secured revolving loan	L +	6.00%	1/21/2025	3,000	2,995	2,928	0.9%
Bleriot US Bidco Inc.(7)	First lien senior secured loan	L +	4.00%	10/30/2026	25,368	25,282	25,049	7.6%
Dynasty Acquisition Co., Inc. (dba StandardAero Limited)(14)	First lien senior secured loan	S +	3.50%	4/6/2026	38,700	38,602	36,813	11.0%
					101,179	100,835	98,095	29.6%
Automotive
Holley, Inc.(7)(9)	First lien senior secured loan	L +	3.75%	11/17/2028	23,202	23,060	20,025	6.1%
Mavis Tire Express Services Topco Corp. (9) (14)	First lien senior secured loan	S +	4.00%	5/4/2028	2,925	2,905	2,785	0.8%
PAI Holdco, Inc.(7)	First lien senior secured loan	L +	3.75%	10/28/2027	9,887	9,767	8,700	2.6%
					36,014	35,732	31,510	9.5%
Buildings and Real estate
CoreLogic Inc. (6)(9)	First lien senior secured loan	L +	3.50%	6/2/2028	12,357	11,545	10,273	3.1%
Wrench Group, LLC.(7)	First lien senior secured loan	L +	4.00%	4/30/2026	32,008	31,898	30,890	9.5%
					44,365	43,443	41,163	12.6%
Business Services
Capstone Acquisition Holdings, Inc. (6)	First lien senior secured loan	L +	4.75%	11/12/2027	4,953	4,916	4,941	1.5%
Capstone Acquisition Holdings, Inc. (6)	First lien senior secured delayed draw term loan	L +	4.75%	11/12/2027	334	331	333	0.1%
CoolSys, Inc.(7)	First lien senior secured loan	L +	4.75%	8/11/2028	13,932	13,817	11,250	3.4%
CoolSys, Inc.(10)(11)(12)(13)	First lien senior secured delayed draw term loan	L +	4.75%	8/11/2023	—	(19)	(467)	—%
ConnectWise, LLC(6)(9)	First lien senior secured loan	L +	3.50%	9/29/2028	16,830	16,759	15,951	4.8%
LABL, Inc.(6)	First lien senior secured loan	L +	5.00%	10/29/2028	7,920	7,819	7,496	2.3%
Packers Holdings, LLC(6)	First lien senior secured loan	L +	3.25%	3/9/2028	21,066	20,679	18,327	5.5%
					65,035	64,302	57,831	17.6%
Chemicals
Aruba Investments Holdings LLC (dba Angus Chemical Company)(6)	First lien senior secured loan	L +	3.75%	11/24/2027	15,874	15,525	15,398	4.7%
					15,874	15,525	15,398	4.7%
Consumer Products
Olaplex, Inc.(14)	First lien senior secured loan	S +	3.50%	2/23/2029	14,925	14,892	14,030	4.2%
					14,925	14,892	14,030	4.2%
Containers and Packaging
BW Holding, Inc.(15)	First lien senior secured loan	S +	4.00%	12/14/2028	12,197	11,971	11,221	3.4%
Five Star Lower Holding LLC (16)	First lien senior secured loan	S +	4.25%	5/5/2029	21,820	21,540	21,275	6.4%
Ring Container Technologies Group, LLC (dba Ring Container Technologies)(6)	First lien senior secured loan	L +	3.50%	8/12/2028	24,750	24,699	24,379	7.4%
Valcour Packaging, LLC (8)	First lien senior secured loan	L +	3.75%	10/4/2028	6,948	6,927	6,218	1.9%
					65,715	65,137	63,093	19.1%

Owl Rock Capital Corporation
Notes to Consolidated Financial Statements - Continued

ORCC Senior Loan Fund's Portfolio as of December 31, 2022 ($ in thousands)
Company(1)(2)(4)(5)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(3)	Fair Value	Percentage of Members' Equity
Distribution
BCPE Empire Holdings, Inc. (dba Imperial-Dade) (9)(14)	First lien senior secured loan	S +	4.63%	6/11/2026	24,813	24,044	24,068	7.3%
Dealer Tire, LLC(14)	First lien senior secured loan	S +	4.50%	12/12/2025	35,982	35,091	35,563	10.7%
SRS Distribution, Inc.(7)	First lien senior secured loan	L +	3.50%	6/2/2028	9,875	9,816	9,431	2.9%
					70,670	68,951	69,062	20.9%
Education
Spring Education Group, Inc. (fka SSH Group Holdings, Inc.)(7)	First lien senior secured loan	L +	4.00%	7/30/2025	33,512	33,470	32,646	9.9%
Sophia, L.P. (14)	First lien senior secured loan	S +	4.25%	10/7/2027	19,900	19,723	19,850	6.0%
					53,412	53,193	52,496	15.9%
Food and beverage
Balrog Acquisition, Inc. (dba Bakemark)(7)	First lien senior secured loan	L +	4.00%	9/4/2028	24,750	24,533	24,193	7.3%
Dessert Holdings(7)	First lien senior secured loan	L +	4.00%	6/9/2028	25,718	25,560	23,789	7.2%
Eagle Parent Corp.(9)(15)	First lien senior secured loan	S +	4.25%	4/2/2029	2,722	2,661	2,668	0.8%
Naked Juice LLC (dba Tropicana)(9)(15)	First lien senior secured loan	S +	3.25%	1/24/2029	1,990	1,986	1,775	0.5%
Sovos Brands Intermediate, Inc.(7)(9)	First lien senior secured loan	L +	3.50%	6/8/2028	20,724	20,683	20,138	6.1%
					75,904	75,423	72,563	21.9%
Healthcare equipment and services					—	—	—
Cadence, Inc.(6)	First lien senior secured loan	L +	5.00%	5/21/2025	28,640	28,277	27,793	8.4%
Cadence, Inc.(6)(10)(13)	First lien senior secured revolving loan	L +	5.00%	5/21/2024	2,921	2,892	2,704	0.8%
Confluent Medical Technologies, Inc.(15)	First lien senior secured loan	S +	3.75%	2/16/2029	4,963	4,940	4,702	1.4%
Medline Intermediate, LP(6)(9)	First lien senior secured loan	L +	3.25%	10/23/2028	24,813	24,710	23,547	7.1%
Packaging Coordinators Midco, Inc.(7)(9)	First lien senior secured loan	L +	3.50%	11/30/2027	4,937	4,927	4,672	1.4%
					66,274	65,746	63,418	19.1%
Healthcare providers and services
Confluent Health, LLC(6)	First lien senior secured loan	L +	4.00%	11/30/2028	20,419	20,331	20,011	6.1%
Confluent Health, LLC(6)(10)(12)(13)	First lien senior secured delayed draw term loan	L +	4.00%	11/30/2023	2,514	2,496	2,426	0.7%
Corgi Bidco, Inc.(9)(15)	First lien senior secured loan	S +	5.00%	10/13/2029	15,000	14,126	14,018	4.2%
Phoenix Newco, Inc. (dba Parexel)(6)(9)	First lien senior secured loan	L +	3.25%	11/15/2028	27,294	27,177	26,240	7.9%
Physician Partners, LLC(9)(14)	First lien senior secured loan	S +	4.00%	12/23/2028	9,925	9,836	9,434	2.9%
					75,152	73,966	72,129	21.8%
Healthcare technology
Athenahealth, Inc.(9)(14)	First lien senior secured loan	S +	3.50%	2/15/2029	17,741	17,665	15,974	4.8%
Athenahealth, Inc.(9)(10)(11)(12)(13)(14)	First lien senior secured delayed draw term loan	S +	3.50%	8/15/2023	—	(4)	(206)	—%
Imprivata, Inc.(14)	First lien senior secured loan	S +	4.25%	12/1/2027	19,900	19,305	19,154	5.8%
PointClickCare Technologies Inc.(15)	First lien senior secured loan	S +	4.00%	12/29/2027	9,925	9,794	9,751	3.0%
					47,566	46,760	44,673	13.6%

Owl Rock Capital Corporation
Notes to Consolidated Financial Statements - Continued

ORCC Senior Loan Fund's Portfolio as of December 31, 2022 ($ in thousands)
Company(1)(2)(4)(5)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(3)	Fair Value	Percentage of Members' Equity
Infrastructure and environmental services
CHA Holding, Inc.(7)	First lien senior secured loan	L +	4.50%	4/10/2025	40,272	40,115	39,466	11.9%
					40,272	40,115	39,466	11.9%
Insurance
Acrisure, LLC(15)	First lien senior secured loan	S +	5.75%	2/15/2027	10,000	9,513	9,900	3.0%
AssuredPartners, Inc.(6)	First lien senior secured loan	L +	4.25%	2/12/2027	4,988	4,822	4,875	1.5%
Integro Parent Inc.(15)	First lien senior secured loan	S +	10.25%	10/30/2024	3,649	3,648	3,638	1.1%
Integro Parent Inc.(15)	First lien senior secured revolving loan	S +	10.25%	10/30/2024	736	736	733	0.2%
					19,373	18,719	19,146	5.8%
Internet software and services
Barracuda Networks, Inc. (15)	First lien senior secured loan	S +	4.50%	8/15/2029	25,000	24,282	24,063	7.3%
CDK Global, Inc.(9)(15)	First lien senior secured loan	S +	4.50%	7/6/2029	25,000	24,292	24,745	7.5%
DCert Buyer, Inc. (dba DigiCert)(9)(16)	First lien senior secured loan	S +	4.00%	10/16/2026	21,993	21,925	21,214	6.4%
Help/Systems Holdings, Inc.(15)	First lien senior secured loan	S +	4.00%	11/19/2026	14,847	14,773	13,325	4.0%
					86,840	85,272	83,347	25.2%
Manufacturing
Engineered Machinery Holdings (dba Duravant)(7)	First lien senior secured loan	L +	3.75%	5/19/2028	34,649	34,508	33,483	10.1%
Gloves Buyer, Inc. (dba Protective Industrial Products)(6)	First lien senior secured loan	L +	4.00%	12/29/2027	14,875	14,706	14,763	4.7%
Pro Mach Group, Inc.(6)(9)	First lien senior secured loan	L +	4.00%	8/31/2028	24,757	24,652	24,039	7.3%
					74,281	73,866	72,285	22.1%
Professional Services
Apex Group Treasury, LLC(7)(9)	First lien senior secured loan	L +	3.75%	7/27/2028	32,685	32,584	31,050	9.4%
Sovos Compliance, LLC(6)	First lien senior secured loan	L +	4.50%	8/11/2028	25,518	25,374	23,477	7.1%
					58,203	57,958	54,527	16.5%
Telecommunications
ETC Group(15)	First lien senior secured loan	S +	6.00%	10/6/2029	5,000	4,609	4,763	1.4%
Park Place Technologies, LLC(9) (14)	First lien senior secured loan	S +	5.00%	11/10/2027	14,886	14,443	13,987	4.2%
					19,886	19,052	18,750	5.6%
Transportation
Safe Fleet Holdings(14)	First lien senior secured loan	S +	5.00%	2/23/2029	14,925	14,501	14,403	4.4%
					14,925	14,501	14,403	4.4%

Total Debt Investments					1,045,865	1,033,388	997,385	302.0%
Total Investments					$1,045,865	$1,033,388	$997,385	302.0%
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
(5)Unless otherwise indicated, loan contains a variable rate structure and may be subject to an interest rate floor. Variable rate loans bear interest at a rate that may be determined by reference to either the London Interbank Offered Rate (“LIBOR” or “L”) (which can include

Owl Rock Capital Corporation
Notes to Consolidated Financial Statements - Continued
one-, two-, three- or six-month LIBOR), Secured Overnight Financing Rate ("SOFR" or "S," which can include one-, three- or six- month SOFR), or an alternate base rate (which can include the Federal Funds Effective Rate or the Prime Rate), at the borrower’s option, and which reset periodically based on the terms of the loan agreement.
(6)The interest rate on these loans is subject to 1 month LIBOR, which as of December 31, 2022 was 4.39%.
(7)The interest rate on these loans is subject to 3 month LIBOR, which as of December 31, 2022 was 4.77%.
(8)The interest rate on these loans is subject to 6 month LIBOR, which as of December 31, 2022 was 5.14%.
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
(13)Investment is not pledged as collateral under ORCC SLF’s credit facilities.
(14)The interest rate on these loans is subject to 1 month SOFR, which as of December 31, 2022 was 4.36%.
(15)The interest rate on these loans is subject to 3 month SOFR, which as of December 31, 2022 was 4.59%.
(16)The interest rate on these loans is subject to 6 month SOFR, which as of December 31, 2022 was 4.78%.

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

Owl Rock Capital Corporation
Notes to Consolidated Financial Statements - Continued
Below is selected balance sheet information for ORCC SLF as of December 31, 2022 and December 31, 2021:

($ in thousands)	December 31, 2022	December 31, 2021
Assets
Investments at fair value (amortized cost of $1,033,388 and $794,202, respectively)	$997,385	$790,277
Cash	27,914	60,723
Interest receivable	3,920	1,319
Prepaid expenses and other assets	6,108	111
Total Assets	$1,035,327	$852,430
Liabilities
Debt (net of unamortized debt issuance costs of $6,117 and $5,368, respectively)	$685,265	$469,514
Distributions payable	11,095	4,518
Payable for investments purchased	—	91,986
Accrued expenses and other liabilities	8,703	4,056
Total Liabilities	$705,063	$570,074
Members' Equity
Members' Equity	330,264	282,356
Members' Equity	330,264	282,356
Total Liabilities and Members' Equity	$1,035,327	$852,430
Below is selected statement of operations information for ORCC SLF for the years ended December 31, 2022, 2021 and 2020:

	For the Years Ended December 31,
($ in thousands)	2022	2021	2020
Investment Income
Interest income	$63,220	$30,836	$32,163
Other income	2,599	344	281
Total Investment Income	65,819	31,180	32,444
Expenses
Interest expense	25,182	9,745	12,611
Professional fees	935	797	691
Total Expenses	26,117	10,542	13,302
Net Investment Income Before Taxes	39,702	20,638	19,142
Tax expense (benefit)	260	731	533
Net Investment Income After Taxes	$39,442	$19,907	$18,609
Net Realized and Change in Unrealized Gain (Loss) on Investments
Net change in unrealized gain (loss) on investments	(32,078)	663	(3,450)
Net realized gain on investments	27	207	4
Total Net Realized and Change in Unrealized Gain (Loss) on Investments	(32,051)	870	(3,446)
Net Increase in Members' Equity Resulting from Operations	$7,391	$20,777	$15,163

Owl Rock Capital Corporation
Notes to Consolidated Financial Statements - Continued
Note 5. Fair Value of Investments
Investments
The following tables present the fair value hierarchy of investments as of December 31, 2022 and December 31, 2021:

	Fair Value Hierarchy as of December 31, 2022
($ in thousands)	Level 1	Level 2	Level 3	Total
First-lien senior secured debt investments	$—	$—	$9,279,179	$9,279,179
Second-lien senior secured debt investments	—	43,692	1,817,286	1,860,978
Unsecured debt investments	—	10,579	237,440	248,019
Preferred equity investments(3)	—	—	355,261	355,261
Common equity investments(1)	816	—	977,111	977,927
Subtotal	$816	$54,271	$12,666,277	$12,721,364
Investments measured at NAV(2)	—	—	—	288,981
Total Investments at fair value	$816	$54,271	$12,666,277	$13,010,345
_______________
(1)Includes equity investment in Wingspire, Amergin AssetCo, and Fifth Season.
(2)Includes equity investment in ORCC SLF.
(3)Includes equity investment in LSI Financing.

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

Owl Rock Capital Corporation
Notes to Consolidated Financial Statements - Continued
The following tables present changes in the fair value of investments for which Level 3 inputs were used to determine the fair value as of and for the years ended December 31, 2022, 2021 and 2020:

	As of and for the Year Ended December 31, 2022
($ in thousands)	First-lien senior secured debt investments	Second-lien senior secured debt investments	Unsecured debt investments	Preferred equity investments	Common equity investments	Total
Fair value, beginning of period	$9,539,774	$1,921,447	$196,485	$260,869	$571,616	$12,490,191
Purchases of investments, net	1,436,533	32,091	89,239	114,012	344,631	2,016,506
Payment-in-kind	98,788	10,874	17,947	18,847	632	147,088
Proceeds from investments, net	(1,731,097)	(30,499)	(31,506)	(33,694)	(50,925)	(1,877,721)
Net change in unrealized gain (loss)	(100,996)	(73,019)	(20,258)	(10,667)	110,838	(94,102)
Net realized gains (losses)	133	—	(3,347)	4,482	319	1,587
Net amortization/accretion of premium/discount on investments	36,044	3,655	500	1,412	—	41,611
Transfers into (out of) Level 3(1)	—	(47,263)	(11,620)	—	—	(58,883)
Fair value, end of period	$9,279,179	$1,817,286	$237,440	$355,261	$977,111	$12,666,277
_______________
(1)Transfers between levels, if any, are recognized at the beginning of the period in which the transfers occur. For the year ended December 31, 2022, transfers out of Level 3 into Level 2 were a result of changes in the observability of significant inputs for certain portfolio companies.

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
(2)As of and for the year ended December 31, 2020, preferred equity investments and common equity investments were reported in aggregate as equity investments.

The following tables present information with respect to net change in unrealized gains on investments for which Level 3 inputs were used in determining the fair value that are still held by the Company for the years ended December 31, 2022, 2021 and 2020:

	Net change in unrealized gain (loss) for the Year Ended December 31, 2022 on Investments Held at December 31, 2022	Net change in unrealized gain (loss) for the Year Ended December 31, 2021 on Investments Held at December 31, 2021	Net change in unrealized gain (loss) for the Year Ended December 31, 2020 on Investments Held at December 31, 2020(1)
First-lien senior secured debt investments	$(106,893)	$59,528	$(53,756)
Second-lien senior secured debt investments	(68,165)	11,446	(32,954)
Unsecured debt investments	(20,259)	(3,802)	3,089
Preferred equity investments	(10,388)	4,245	(6)
Common equity investments	110,841	86,059	14,115
Total Investments	$(94,864)	$157,476	$(69,512)
_______________
(1)For the year ended December 31, 2020, preferred equity investments and common equity investments were reported in aggregate as equity investments.

Owl Rock Capital Corporation
Notes to Consolidated Financial Statements - Continued
The following tables present quantitative information about the significant unobservable inputs of the Company’s Level 3 investments as of December 31, 2022 and December 31, 2021. The weighted average range of unobservable inputs is based on fair value of investments. The tables are not intended to be all-inclusive but instead capture the significant unobservable inputs relevant to the Company’s determination of fair value.

As of December 31, 2022
($ in thousands)	Fair Value	Valuation Technique	Unobservable Input	(Range) Weighted Average	Impact to Valuation from an Increase in Input
First-lien senior secured debt investments	$9,148,610	Yield Analysis	Market Yield	(8.2% - 42.0%) 13.1%	Decrease
	86,606	Recent Transaction	Transaction Price	(97.5% - 99.0%) 97.8%	Increase
	43,963	Collateral Analysis	Recovery Rate	(51.0% - 51.0%) 51.0%	Increase
Second-lien senior secured debt investments	$1,806,340	Yield Analysis	Market Yield	(12.6% - 21.0%) 16.0%	Decrease
	6,048	Collateral Analysis	Recovery Rate	(9.5% - 9.5%) 9.5%	Increase
	4,898	Recent Transaction	Transaction Price	(98.0% - 98.0%) 98.0%	Increase
Unsecured debt investments	$232,280	Yield Analysis	Market Yield	(10.4% - 20.2%) 12.4%	Decrease
	5,160	Market Approach	EBITDA Multiple	(14.3x - 14.3x) 14.3x	Increase
Preferred equity investments	$339,821	Yield Analysis	Market Yield	(11.9% - 17.9%) 14.1%	Decrease
	15,395	Recent Transaction	Transaction Price	(96.5% - 100.0%) 97.9%	Increase
	45	Market Approach	EBITDA Multiple	(11.5x - 11.5x) 11.5x	Increase
Common equity investments	$848,356	Market Approach	EBITDA Multiple	(1.2x - 23.3x) 5.5x	Increase
	25,241	Market Approach	Revenue	(0.8x - 16.6x) 12.2x	Increase
	99,210	Recent Transaction	Transaction Price	(100.0% - 100.0%) 100.0%	Increase
	4,215	Market Approach	Transaction Price	($75.31 - $75.31) $75.31	Increase
	89	Market Approach	Gross Profit	(8.5x - 8.5x) 8.5x	Increase

Owl Rock Capital Corporation
Notes to Consolidated Financial Statements - Continued

	As of December 31, 2021
($ in thousands)	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)	Impact to Valuation from an Increase in Input
First-lien senior secured debt investments	$8,670,821	Yield Analysis	Market Yield	(5.3% - 20.0%) 8.7%	Decrease
	868,953	Recent Transaction	Transaction Price	(90.5% - 99.4%) 97.4%	Increase
Second-lien senior secured debt investments(1)	$1,459,187	Yield Analysis	Market Yield	(7.8% - 15.0%) 9.6%	Decrease
	395,865	Recent Transaction	Transaction Price	(98.0% - 99.0%) 98.6%	Increase
	15,919	Collateral Analysis	Recovery Rate	(25.0% - 25.0%) 25.0%	Increase
Unsecured debt investments(2)	$179,730	Yield Analysis	Market Yield	(7.2% - 9.4%) 8.8%	Decrease
	5,135	Market Approach	EBITDA Multiple	(14.8x - 14.8x) 14.8x	Increase
Preferred equity investments	$181,394	Yield Analysis	Market Yield	(11.4% - 14.6%) 11.9%	Decrease
	75,863	Recent Transaction	Transaction Price	(97.3% - 100.0%) 98.1%	Increase
	3,612	Market Approach	EBITDA Multiple	(9.3x - 9.3x) 9.3x	Increase
Common equity investments	$488,629	Market Approach	EBITDA Multiple	(1.2x - 24.0x) 5.0x	Increase
	79,900	Recent Transaction	Transaction Price	(100.0% - 100.0%) 100.0%	Increase
	2,334	Market Approach	Transaction Price	($560.00 - $560.00) $560.00	Increase
	753	Market Approach	Gross Profit Multiple	(27.0x - 27.0x) 27.0x	Increase
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

Owl Rock Capital Corporation
Notes to Consolidated Financial Statements - Continued
Debt Not Carried at Fair Value
Fair value is estimated by discounting remaining payments using applicable current market rates, which take into account changes in the Company’s marketplace credit ratings, or market quotes, if available. The following table presents the carrying and fair values of the Company’s debt obligations as of December 31, 2022 and December 31, 2021.

	December 31, 2022		December 31, 2021
($ in thousands)	Net Carrying Value(1)	Fair Value	Net Carrying Value(2)	Fair Value
Revolving Credit Facility	$542,453	$542,453	$879,943	$879,943
SPV Asset Facility II	245,368	245,368	95,668	95,668
SPV Asset Facility III	249,372	249,372	188,979	188,979
SPV Asset Facility IV	—	—	152,727	152,727
CLO I	387,321	387,321	386,989	386,989
CLO II	257,206	257,206	256,942	256,942
CLO III	258,145	258,145	257,937	257,937
CLO IV	287,777	287,777	287,342	287,342
CLO V	506,792	506,792	194,167	194,167
CLO VI	258,271	258,271	258,093	258,093
CLO VII	237,155	237,155	—	—
2024 Notes	384,851	395,000	406,481	427,000
2025 Notes	421,242	399,500	419,674	443,063
July 2025 Notes	495,347	462,500	493,637	518,750
2026 Notes	493,162	461,250	491,085	526,250
July 2026 Notes	982,993	875,000	978,537	1,017,500
2027 Notes	438,332	412,500	497,537	488,750
2028 Notes	835,957	673,625	833,588	837,250
Total Debt	$7,281,744	$6,909,235	$7,079,326	$7,217,350
_______________
(1)The carrying value of the Company’s Revolving Credit Facility, SPV Asset Facility II, SPV Asset Facility III, CLO I, CLO II, CLO III, CLO IV, CLO V, CLO VI, CLO VII, 2024 Notes, 2025 Notes, July 2025 Notes, 2026 Notes, July 2026 Notes, 2027 Notes and 2028 Notes are presented net of deferred financing costs of $14.7 million, $4.6 million, $0.6 million, $2.7 million, $2.8 million, $1.9 million, $4.7 million, $2.8 million, $1.7 million, $2.0 million, $2.9 million, $3.8 million, $4.7 million, $6.8 million, $17.0 million, $7.9 million and $14.0 million, respectively.
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
The following table presents fair value measurements of the Company’s debt obligations as of December 31, 2022 and December 31, 2021:

($ in thousands)	December 31, 2022	December 31, 2021
Level 1	$—	$—
Level 2	3,679,375	4,258,563
Level 3	3,229,860	2,958,787
Total Debt	$6,909,235	$7,217,350
Financial Instruments Not Carried at Fair Value
As of December 31, 2022 and December 31, 2021, the carrying amounts of the Company’s assets and liabilities, other than investments at fair value and debt, approximate fair value due to their short maturities.

Owl Rock Capital Corporation
Notes to Consolidated Financial Statements - Continued
Note 6. Debt
In accordance with the 1940 Act, with certain limitations, the Company is allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 150%. As of December 31, 2022 and December 31, 2021, the Company’s asset coverage was 179% and 182%, respectively.
Debt obligations consisted of the following as of December 31, 2022 and December 31, 2021:

	December 31, 2022
($ in thousands)	Aggregate Principal Committed	Outstanding Principal	Amount Available(1)	Net Carrying Value(2)
Revolving Credit Facility(3)(5)	$1,855,000	$557,144	$1,253,057	$542,453
SPV Asset Facility II	350,000	250,000	100,000	245,368
SPV Asset Facility III	250,000	250,000	—	249,372
SPV Asset Facility IV	—	—	—	—
CLO I	390,000	390,000	—	387,321
CLO II	260,000	260,000	—	257,206
CLO III	260,000	260,000	—	258,145
CLO IV	292,500	292,500	—	287,777
CLO V	509,625	509,625	—	506,792
CLO VI	260,000	260,000	—	258,271
CLO VII	239,150	239,150	—	237,155
2024 Notes(4)	400,000	400,000	—	384,851
2025 Notes	425,000	425,000	—	421,242
July 2025 Notes	500,000	500,000	—	495,347
2026 Notes	500,000	500,000	—	493,162
July 2026 Notes	1,000,000	1,000,000	—	982,993
2027 Notes(4)	500,000	500,000	—	438,332
2028 Notes	850,000	850,000	—	835,957
Total Debt	$8,841,275	$7,443,419	$1,353,057	$7,281,744
______________
(1)The amount available reflects any collateral related limitations at the Company level related to each credit facility’s borrowing base.
(2)The carrying value of the Company’s Revolving Credit Facility, SPV Asset Facility II, SPV Asset Facility III, CLO I, CLO II, CLO III, CLO IV, CLO V, CLO VI, CLO VII, 2024 Notes, 2025 Notes, July 2025 Notes, 2026 Notes, July 2026 Notes, 2027 Notes and 2028 Notes are presented net of deferred financing costs of $14.7 million, $4.6 million, $0.6 million, $2.7 million, $2.8 million, $1.9 million, $4.7 million, $2.8 million, $1.7 million, $2.0 million, $2.9 million, $3.8 million, $4.7 million, $6.8 million, $17.0 million, $7.9 million and $14.0 million respectively.
(3)Includes the unrealized translation gain (loss) on borrowings denominated in foreign currencies.
(4)Inclusive of change in fair market value of effective hedge.
(5)The amount available is reduced by $44.8 million of outstanding letters of credit.

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
(5)The amount available is reduced by $55.3 million of outstanding letters of credit.
For the years ended December 31, 2022, 2021 and 2020 the components of interest expense were as follows:

	For the Years Ended December 31,
($ in thousands)	2022	2021	2020
Interest expense	$273,134	$192,652	$136,387
Amortization of debt issuance costs	30,076	25,721	17,178
Net change in unrealized gain (loss) on effective interest rate swaps and hedged items(1)	4,329	759	(626)
Total Interest Expense	$307,539	$219,132	$152,939
Average interest rate	3.7%	3.0%	3.5%
Average daily borrowings	$7,254,857	$6,329,332	$3,815,270
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
The SPV Asset Facility I provided for the ability to draw and redraw amounts under the SPV Asset Facility I for a period of up to three years after the SPV Asset Facility I Closing Date (the “SPV Asset Facility I Commitment Termination Date”). The SPV Asset Facility I was terminated on June 2, 2020 (the “SPV Asset Facility I Termination Date”). Prior to the SPV Asset Facility I Termination Date, proceeds received by ORCC Financing from principal and interest, dividends, or fees on assets were required to be used to pay fees, expenses and interest on outstanding borrowings, and the excess may have been returned to the Company, subject to certain conditions. On the SPV Asset Facility I Termination Date, ORCC Financing repaid in full all outstanding fees and expenses and all principal and interest on outstanding borrowings.
Amounts drawn bore interest at LIBOR plus a spread of 2.25% until the six-month anniversary of the SPV Asset Facility I Closing Date, increasing to 2.50% thereafter, until the SPV Asset Facility I Commitment Termination Date. The Company predominantly borrowed utilizing LIBOR rate loans, generally electing one-month LIBOR upon borrowing. After a ramp-up period, there was an unused fee of 0.75% per annum on the amount, if any, by which the undrawn amount under the SPV Asset Facility I exceeded 25% of the maximum principal amount of the SPV Asset Facility I. The SPV Asset Facility I contained customary covenants, including certain financial maintenance covenants, limitations on the activities of ORCC Financing, including limitations on incurrence of incremental indebtedness, and customary events of default. The SPV Asset Facility I was secured by a perfected first priority security interest in the assets of ORCC Financing and on any payments received by ORCC Financing in respect of those assets. Assets pledged to the SPV Asset Facility I Lenders were not available to pay the debts of the Company.
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

Owl Rock Capital Corporation
Notes to Consolidated Financial Statements - Continued
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
SPV Asset Facility III
On December 14, 2018 (the “SPV Asset Facility III Closing Date”), ORCC Financing III LLC (“ORCC Financing III”), a Delaware limited liability company and newly formed subsidiary of the Company, entered into a Loan Financing and Servicing Agreement (the “SPV Asset Facility III”), with ORCC Financing III, as borrower, the Company, as equity holder and services provider, the lenders from time to time parties thereto (the “SPV Asset Facility III Lenders”), Deutsche Bank AG, New York Branch, as Facility Agent, State Street Bank and Trust Company, as Collateral Agent and Cortland Capital Market Services LLC, as Collateral Custodian. The parties to the SPV Asset Facility III have entered into various amendments, including those relating to the undrawn fee and make-whole fee and definition of “Change of Control.” The following describes the terms of SPV Asset Facility III as amended through May 3, 2022.
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
Amounts drawn bear interest at term SOFR (or, in the case of certain SPV Asset Facility III Lenders that are commercial paper conduits, the lower of (a) their cost of funds and (b) term SOFR, such term SOFR not to be lower than zero) plus a spread equal to 2.20% per annum, which spread will increase (a) on and after the end of the SPV Asset Facility III Revolving Period by 0.15% per annum if no event of default has occurred and (b) by 2.00% per annum upon the occurrence of an event of default (such spread, the “Applicable Margin”). Term SOFR may be replaced as a base rate under certain circumstances. The Company predominantly borrows utilizing term SOFR rate loans, generally electing one-month SOFR upon borrowing. During the Revolving Period, ORCC Financing III will pay an undrawn fee ranging from 0.25% to 0.50% per annum on the undrawn amount, if any, of the revolving commitments in the SPV Asset Facility III. During the SPV Asset Facility III Revolving Period, if the undrawn commitments are in excess of a certain portion (initially 20% and increasing in stages to 75%) of the total commitments under the SPV Asset Facility III, ORCC Financing III will also pay a make-whole fee equal to the Applicable Margin multiplied by such excess undrawn commitment amount, reduced by the undrawn fee payable on such excess. The SPV Asset Facility III contains customary covenants, including certain financial maintenance covenants, limitations on the activities of ORCC Financing III, including limitations on incurrence of incremental indebtedness, and customary events of default. The SPV Asset Facility III is secured by a perfected first priority security interest in the assets of ORCC Financing III and on any payments received by ORCC Financing III in respect of those assets. Assets pledged to the SPV Asset Facility III Lenders will not be available to pay the debts of the Company.

Owl Rock Capital Corporation
Notes to Consolidated Financial Statements - Continued
SPV Asset Facility IV
On August 2, 2019 (the “SPV Asset Facility IV Closing Date”), ORCC Financing IV LLC (“ORCC Financing IV”), a Delaware limited liability company and newly formed subsidiary of the Company entered into a Credit Agreement (the “SPV Asset Facility IV”), with ORCC Financing IV, as borrower, Société Générale, as initial Lender and as Administrative Agent, State Street Bank and Trust Company, as Collateral Agent, Collateral Administrator and Custodian, and Cortland Capital Market Services LLC as Document Custodian and the lenders from time to time party thereto pursuant to Assignment and Assumption Agreements (the “SPV Asset Facility IV Lenders”).
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
From time to time, the Company sold and contributed certain investments to ORCC Financing IV pursuant to a Sale and Contribution Agreement by and between the Company and ORCC Financing IV. No gain or loss was recognized as a result of the contribution. Proceeds from the SPV Asset Facility IV were used to finance the origination and acquisition of eligible assets by ORCC Financing IV, including the purchase of such assets from the Company. The Company retained a residual interest in assets contributed to or acquired by ORCC Financing IV through its ownership of ORCC Financing IV. The maximum principal amount of the SPV Asset Facility IV was $250 million; the availability of this amount was subject to an overcollateralization ratio test, which was based on the value of ORCC Financing IV’s assets from time to time, and satisfaction of certain conditions, including an interest coverage ratio test, certain concentration limits and collateral quality tests.
The SPV Asset Facility IV provides for the ability to (1) draw term loans and (2) draw and redraw revolving loans under the SPV Asset Facility IV until the last day of the reinvestment period unless the revolving commitments are terminated or converted to term loans sooner as provided in the SPV Asset Facility IV (the “SPV Asset Facility IV Commitment Termination Date”). The SPV Asset Facility IV was terminated on October 3, 2022 (the “SPV Asset Facility IV Termination Date”). Prior to the SPV Asset Facility IV Termination Date, proceeds received by ORCC Financing IV from principal and interest, dividends, or fees on assets were required to be used to pay fees, expenses and interest on outstanding borrowings, and the excess may have been returned to the Company, subject to certain conditions. On the SPV Asset Facility IV Termination Date, ORCC Financing IV repaid in full all outstanding fees and expenses and all principal and interest on outstanding borrowings.
From the SPV Asset Facility IV Closing Date to the SPV Asset Facility IV Termination Date, there was a commitment fee ranging from 0.50% to 0.75% per annum on the undrawn amount, if any, of the revolving commitments in the SPV Asset Facility IV. The SPV Asset Facility IV contained customary covenants, including certain financial maintenance covenants, limitations on the activities of ORCC Financing IV, including limitations on incurrence of incremental indebtedness, and customary events of default. The SPV Asset Facility IV was secured by a perfected first priority security interest in the assets of ORCC Financing IV and on any payments received by ORCC Financing IV in respect of those assets. Assets pledged to the SPV Asset Facility IV Lenders were not available to pay the debts of the Company.
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

Owl Rock Capital Corporation
Notes to Consolidated Financial Statements - Continued
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
The CLO I Notes were offered in reliance on Section 4(a)(2) of the Securities Act. The CLO I Notes have not been registered under the Securities Act or any state securities (e.g. “blue sky”) laws and, unless so registered, may not be offered or sold in the United States absent registration with the Securities and Exchange Commission or pursuant to an exemption from, or in a transaction not subject to, the registration requirements of the Securities Act as applicable.
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

Owl Rock Capital Corporation
Notes to Consolidated Financial Statements - Continued
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
The CLO II Debt was offered in reliance on Section 4(a)(2) of the Securities Act. The CLO II Debt has not been registered under the Securities Act or any state securities (e.g. “blue sky”) laws and, unless so registered, may not be offered or sold in the United States absent registration with the Securities and Exchange Commission or pursuant to an exemption from, or in a transaction not subject to, the registration requirements of the Securities Act as applicable.
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

Owl Rock Capital Corporation
Notes to Consolidated Financial Statements - Continued
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

Owl Rock Capital Corporation
Notes to Consolidated Financial Statements - Continued
The CLO III Debt was offered in reliance on Section 4(a)(2) of the Securities Act. The CLO III Debt has not been registered under the Securities Act or any state securities (e.g. “blue sky”) laws and, unless so registered, may not be offered or sold in the United States absent registration with the Securities and Exchange Commission or pursuant to an exemption from, or in a transaction not subject to, the registration requirements of the Securities Act as applicable.
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

Owl Rock Capital Corporation
Notes to Consolidated Financial Statements - Continued
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

Owl Rock Capital Corporation
Notes to Consolidated Financial Statements - Continued
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
Through April 20, 2026, a portion of the proceeds received by the CLO V Issuer from the loans securing the CLO V Refinancing Secured Notes may be used by the Issuer to purchase additional middle market loans under the direction of the Adviser, in its capacity as collateral manager for the CLO V Refinancing Issuer and in accordance with the Company’s investing strategy and ability to originate eligible middle market loans.
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
In connection with the offering of the 2023 Notes, on December 21, 2017, the Company entered into a centrally cleared interest rate swap. The notional amount of the interest rate swap was $150 million. The Company received fixed rate interest semi-annually at 4.75% and paid variable rate interest monthly based on 1-month LIBOR plus 2.545%. The interest rate swap matured on December 21, 2021, and therefore, for the year ended December 31, 2022, the Company did not make any periodic payments. For the years ended December 31, 2021 and 2020, the Company made periodic payments of $4.0 million and $4.8 million, respectively. The interest expense related to the 2023 Notes is equally offset by the proceeds received from the interest rate swap. The swap adjusted interest expense is included as a component of interest expense on the Company’s Consolidated Statements of Operations. Depending on the nature of the balance at period end, the fair value of the interest rate swap is either included as a component of accrued expenses and other liabilities or prepaid expenses and other assets on the Company’s Consolidated Statements of Assets and Liabilities. The change in fair value of the interest rate swap is offset by the change in fair value of the 2023 Notes, with the remaining difference included as a component of interest expense on the Consolidated Statements of Operations.

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
In connection with the issuance of the 2024 Notes, on April 10, 2019 the Company entered into centrally cleared interest rate swaps. The notional amount of the interest rate swaps is $400 million. The Company will receive fixed rate interest at 5.25% and pay variable rate interest based on one-month LIBOR plus 2.937%. The interest rate swaps mature on April 10, 2024. For the years ended December 31, 2022, 2021 and 2020 the Company made periodic payments of $5.6 million, $8.7 million and $19.3 million, respectively. The interest expense related to the 2024 Notes is equally offset by the proceeds received from the interest rate swaps. The swap adjusted interest expense is included as a component of interest expense on the Company’s Consolidated Statements of Operations. As of December 31, 2022 and December 31, 2021, the interest rate swap had a fair value of $(13.1) million and $12.0 million, respectively. Depending on the nature of the balance at period end, the fair value of the interest rate swap is either included as a component of accrued expenses and other liabilities or prepaid expenses and other assets on the Company’s Consolidated Statements of Assets and Liabilities. The change in fair value of the interest rate swap is offset by the change in fair value of the 2024 Notes, with the remaining difference included as a component of interest expense on the Consolidated Statements of Operations.
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
In connection with the issuance of the 2027 Notes, on April 26, 2021, the Company entered into centrally cleared interest rate swaps. The notional amount of the interest rate swaps is $500 million. The Company will receive fixed rate interest at 2.625% and pay variable rate interest based on one-month LIBOR plus 1.655%. The interest rate swaps mature on January 15, 2027. For the years ended December 31, 2022 and 2021 the Company made periodic payments of $3.1 million and $0.9 million, respectively. The interest expense related to the 2027 Notes is equally offset by the proceeds received from the interest rate swaps. The swap adjusted interest expense is included as a component of interest expense on the Company’s Consolidated Statements of Operations. As of December 31, 2022 and December 31, 2021, the interest rate swap had a fair value of $(56.4) million and $7.6 million, respectively. Depending on the nature of the balance at period end, the fair value of the interest rate swaps is either included as a component of accrued expenses and other liabilities or prepaid expenses and other assets on the Company’s Consolidated Statements of Assets and Liabilities. The change in fair value of the interest rate swaps is offset by the change in fair value of the 2027 Notes, with the remaining difference included as a component of interest expense on the Consolidated Statements of Operations.

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
Note 7. Commitments and Contingencies
Portfolio Company Commitments
From time to time, the Company may enter into commitments to fund investments. As of December 31, 2022 and December 31, 2021, the Company had the following outstanding commitments to fund investments in current portfolio companies:

Portfolio Company	Investment	December 31, 2022	December 31, 2021
($ in thousands)
3ES Innovation Inc. (dba Aucerna)	First lien senior secured revolving loan	$2,193	$3,893
AAM Series 1.1 Rail and Domestic Intermodal Feeder, LLC	LLC Interest	45,000	—
AAM Series 2.1 Aviation Feeder, LLC	LLC Interest	43,432	—
ABB/Con-cise Optical Group LLC	First lien senior secured revolving loan	354	—
Accela, Inc.	First lien senior secured revolving loan	3,000	3,000
Alera Group, Inc.	First lien senior secured delayed draw term loan	—	417
AmeriLife Holdings LLC	First lien senior secured delayed draw term loan	61	—
AmeriLife Holdings LLC	First lien senior secured revolving loan	91	—
AmSpec Group, Inc. (fka AmSpec Services Inc.)	First lien senior secured revolving loan	11,388	10,665
Anaplan, Inc.	First lien senior secured revolving loan	9,722	—
Apex Group Treasury, LLC	Second lien senior secured delayed draw term loan	—	25,147
Apex Service Partners, LLC	First lien senior secured revolving loan	19	—
Apptio, Inc.	First lien senior secured revolving loan	1,112	1,667
Aramsco, Inc.	First lien senior secured revolving loan	6,703	8,378
Ardonagh Midco 3 PLC	First lien senior secured GBP delayed draw term loan	—	11,038
Armstrong Bidco Limited (dba The Access Group)	First lien senior secured delayed draw term loan	273	—
Ascend Buyer, LLC (dba PPC Flexible Packaging)	First lien senior secured revolving loan	565	471
Associations, Inc.	First lien senior secured delayed draw term loan	45,792	—
Associations, Inc.	First lien senior secured revolving loan	32,923	32,923
AxiomSL Group, Inc.	First lien senior secured delayed draw term loan	8,331	8,331
AxiomSL Group, Inc.	First lien senior secured revolving loan	18,227	18,227
Bayshore Intermediate #2, L.P. (dba Boomi)	First lien senior secured revolving loan	4,607	6,913
BCPE Osprey Buyer, Inc. (dba PartsSource)	First lien senior secured delayed draw term loan	28,014	28,014
BCPE Osprey Buyer, Inc. (dba PartsSource)	First lien senior secured revolving loan	11,855	11,855
BCTO BSI Buyer, Inc. (dba Buildertrend)	First lien senior secured revolving loan	8,036	2,339
Blend Labs, Inc.	First lien senior secured revolving loan	7,500	7,500
BP Veraison Buyer, LLC (dba Sun World)	First lien senior secured delayed draw term loan	29,054	29,054

Owl Rock Capital Corporation
Notes to Consolidated Financial Statements - Continued

Portfolio Company	Investment	December 31, 2022	December 31, 2021
BP Veraison Buyer, LLC (dba Sun World)	First lien senior secured revolving loan	8,716	8,716
Brightway Holdings, LLC	First lien senior secured revolving loan	3,158	3,158
Centrify Corporation	First lien senior secured revolving loan	—	6,817
CivicPlus, LLC	First lien senior secured delayed draw term loan	—	6,673
CivicPlus, LLC	First lien senior secured revolving loan	2,698	1,335
Denali BuyerCo, LLC (dba Summit Companies)	First lien senior secured delayed draw term loan	1,719	9,849
Denali BuyerCo, LLC (dba Summit Companies)	First lien senior secured revolving loan	2,998	3,556
Diamondback Acquisition, Inc. (dba Sphera)	First lien senior secured delayed draw term loan	1,080	1,080
Dodge Data & Analytics LLC	First lien senior secured revolving loan	—	1,888
Douglas Products and Packaging Company LLC	First lien senior secured revolving loan	2,447	3,936
EET Buyer, Inc. (dba e-Emphasys)	First lien senior secured revolving loan	455	455
Entertainment Benefits Group, LLC	First lien senior secured revolving loan	44	11,200
Evolution BuyerCo, Inc. (dba SIAA)	First lien senior secured revolving loan	10,709	10,709
Forescout Technologies, Inc.	First lien senior secured delayed draw term loan	48,750	—
Forescout Technologies, Inc.	First lien senior secured revolving loan	5,345	5,345
Fortis Solutions Group, LLC	First lien senior secured delayed draw term loan	13	1,347
Fortis Solutions Group, LLC	First lien senior secured revolving loan	400	462
Fullsteam Operations, LLC	First lien senior secured delayed draw term loan	3,987	—
Gainsight, Inc.	First lien senior secured revolving loan	3,357	3,357
Galls, LLC	First lien senior secured revolving loan	17,192	20,468
Gaylord Chemical Company, L.L.C.	First lien senior secured revolving loan	13,202	13,202
Gerson Lehrman Group, Inc.	First lien senior secured revolving loan	21,563	21,563
GI Ranger Intermediate, LLC (dba Rectangle Health)	First lien senior secured delayed draw term loan	—	614
GI Ranger Intermediate, LLC (dba Rectangle Health)	First lien senior secured revolving loan	332	369
Global Music Rights, LLC	First lien senior secured revolving loan	667	667
GovBrands Intermediate, Inc.	First lien senior secured delayed draw term loan	1,111	1,111
GovBrands Intermediate, Inc.	First lien senior secured revolving loan	79	793
Granicus, Inc.	First lien senior secured delayed draw term loan	—	1,006
Granicus, Inc.	First lien senior secured revolving loan	789	1,187
Guidehouse Inc.	First lien senior secured revolving loan	—	351
H&F Opportunities LUX III S.À R.L (dba Checkmarx)	First lien senior secured revolving loan	16,250	16,250
Hercules Borrower, LLC (dba The Vincit Group)	First lien senior secured revolving loan	18,685	20,916
HGH Purchaser, Inc. (dba Horizon Services)	First lien senior secured delayed draw term loan	3,824	49,359
HGH Purchaser, Inc. (dba Horizon Services)	First lien senior secured revolving loan	6,520	7,031
Hissho Sushi Merger Sub LLC	First lien senior secured revolving loan	56	—
Hometown Food Company	First lien senior secured revolving loan	3,388	4,235
Ideal Image Development, LLC	First lien senior secured delayed draw term loan	1,463	—
Ideal Image Development, LLC	First lien senior secured revolving loan	1,829	—
Ideal Tridon Holdings, Inc.	First lien senior secured revolving loan	2,536	3,927
IG Investments Holdings, LLC (dba Insight Global)	First lien senior secured revolving loan	2,384	1,987
Indigo Buyer, Inc. (dba Inovar Packaging Group)	First lien senior secured delayed draw term loan	250	—
Indigo Buyer, Inc. (dba Inovar Packaging Group)	First lien senior secured revolving loan	83	—
Individual Foodservice Holdings, LLC	First lien senior secured delayed draw term loan	—	6,890
BradyIFS Holdings, LLC (fka Individual Foodservice Holdings, LLC)	First lien senior secured revolving loan	21,567	20,609

Owl Rock Capital Corporation
Notes to Consolidated Financial Statements - Continued

Portfolio Company	Investment	December 31, 2022	December 31, 2021
Inovalon Holdings, Inc.	First lien senior secured delayed draw term loan	18,988	18,988
Integrity Marketing Acquisition, LLC	First lien senior secured revolving loan	14,832	14,832
Intelerad Medical Systems Incorporated (fka 11849573 Canada Inc.)	First lien senior secured revolving loan	—	1,607
Interoperability Bidco, Inc. (dba Lyniate)	First lien senior secured revolving loan	1,522	4,000
IQN Holding Corp. (dba Beeline)	First lien senior secured revolving loan	—	22,672
Kaseya Inc.	First lien senior secured delayed draw term loan	1,134	—
Kaseya Inc.	First lien senior secured revolving loan	1,134	—
KPSKY Acquisition, Inc. (dba BluSky)	First lien senior secured delayed draw term loan	—	256
Sara Lee Frozen Bakery, LLC (fka KSLB Holdings, LLC)	First lien senior secured revolving loan	1,980	8,700
Lazer Spot Holdings, Inc. (f/k/a Lazer Spot GB Holdings, Inc.)	First lien senior secured revolving loan	26,833	26,833
Mario Purchaser, LLC (dba Len the Plumber)	First lien senior secured delayed draw term loan	4,880	—
Mario Midco Holdings, Inc. (dba Len the Plumber)	First lien senior secured revolving loan	1,381	—
Lignetics Investment Corp.	First lien senior secured delayed draw term loan	3,922	3,922
Lignetics Investment Corp.	First lien senior secured revolving loan	1,882	3,922
Litera Bidco LLC	First lien senior secured delayed draw term loan	—	5,176
Litera Bidco LLC	First lien senior secured revolving loan	4,160	5,738
Medline Borrower, LP	First lien senior secured revolving loan	7,190	7,190
MHE Intermediate Holdings, LLC (dba OnPoint Group)	First lien senior secured delayed draw term loan	—	9,850
MHE Intermediate Holdings, LLC (dba OnPoint Group)	First lien senior secured revolving loan	13,361	15,536
Milan Laser Holdings LLC	First lien senior secured revolving loan	2,078	2,078
MINDBODY, Inc.	First lien senior secured revolving loan	6,071	6,071
Ministry Brands Holdings, LLC	First lien senior secured delayed draw term loan	226	226
Ministry Brands Holdings, LLC	First lien senior secured revolving loan	34	68
National Dentex Labs LLC (fka Barracuda Dental LLC)	First lien senior secured delayed draw term loan	—	3,980
National Dentex Labs LLC (fka Barracuda Dental LLC)	First lien senior secured revolving loan	171	6,322
Natural Partners, LLC	First lien senior secured revolving loan	68	—
Nelipak Holding Company	First lien senior secured USD revolving loan	6,299	4,288
Nelipak Holding Company	First lien senior secured EUR revolving loan	4,481	7,518
NMI Acquisitionco, Inc. (dba Network Merchants)	First lien senior secured delayed draw term loan	3,077	4,073
NMI Acquisitionco, Inc. (dba Network Merchants)	First lien senior secured revolving loan	1,652	1,652
Norvax, LLC (dba GoHealth)	First lien senior secured revolving loan	12,273	2,761
Notorious Topco, LLC (dba Beauty Industry Group)	First lien senior secured delayed draw term loan	6,385	15,962
Notorious Topco, LLC (dba Beauty Industry Group)	First lien senior secured revolving loan	7,981	7,981
OB Hospitalist Group, Inc.	First lien senior secured revolving loan	9,897	13,533
Ole Smoky Distillery, LLC	First lien senior secured revolving loan	116	—
Pacific BidCo Inc.	First lien senior secured delayed draw term loan	3,436	—
Patriot Acquisition TopCo S.A.R.L (dba Corza Health, Inc.)	First lien senior secured revolving loan	10,637	13,538
Peter C. Foy & Associates Insurance Services, LLC (dba PCF Insurance Services)	First lien senior secured delayed draw term loan	—	8,695
Peter C. Foy & Associates Insurance Services, LLC (dba PCF Insurance Services)	First lien senior secured revolving loan	6,161	6,161

Owl Rock Capital Corporation
Notes to Consolidated Financial Statements - Continued

Portfolio Company	Investment	December 31, 2022	December 31, 2021
Plasma Buyer LLC (dba PathGroup)	First lien senior secured delayed draw term loan	176	—
Plasma Buyer LLC (dba PathGroup)	First lien senior secured revolving loan	76	—
Ping Identity Holding Corp.	First lien senior secured revolving loan	91	—
Pluralsight, LLC	First lien senior secured revolving loan	3,118	6,235
PPV Intermediate Holdings, LLC	First lien senior secured delayed draw term loan	110	—
PPV Intermediate Holdings, LLC	First lien senior secured revolving loan	49	—
Project Power Buyer, LLC (dba PEC-Veriforce)	First lien senior secured revolving loan	3,188	3,188
QAD, Inc.	First lien senior secured revolving loan	3,429	3,429
PS Operating Company LLC (fka QC Supply, LLC)	First lien senior secured revolving loan	1,159	2,650
Quva Pharma, Inc.	First lien senior secured revolving loan	2,080	4,000
Reef Global Acquisition LLC (fka Cheese Acquisition, LLC)	First lien senior secured revolving loan	—	5,377
Refresh Parent Holdings, Inc.	First lien senior secured delayed draw term loan	—	797
Refresh Parent Holdings, Inc.	First lien senior secured revolving loan	—	6,897
Relativity ODA LLC	First lien senior secured revolving loan	7,333	7,333
SailPoint Technologies Holdings, Inc.	First lien senior secured revolving loan	4,358	—
Securonix, Inc.	First lien senior secured revolving loan	153	—
SimpliSafe Holding Corporation	First lien senior secured delayed draw term loan	772	—
Smarsh Inc.	First lien senior secured delayed draw term loan	95	—
Smarsh Inc.	First lien senior secured revolving loan	48	—
Sonny's Enterprises LLC	First lien senior secured revolving loan	17,969	15,402
Spotless Brands, LLC	First lien senior secured revolving loan	1,305	—
SWK BUYER, Inc. (dba Stonewall Kitchen)	First lien senior secured delayed draw term loan	175	—
SWK BUYER, Inc. (dba Stonewall Kitchen)	First lien senior secured revolving loan	46	—
Swipe Acquisition Corporation (dba PLI)	First lien senior secured delayed draw term loan	6,228	10,230
Swipe Acquisition Corporation (dba PLI)	Letter of Credit	7,118	7,118
Tahoe Finco, LLC	First lien senior secured revolving loan	9,244	9,244
TC Holdings, LLC (dba TrialCard)	First lien senior secured revolving loan	—	7,685
Tamarack Intermediate, L.L.C. (dba Verisk 3E)	First lien senior secured revolving loan	116	—
Tempo Buyer Corp. (dba Global Claims Services)	First lien senior secured delayed draw term loan	308	308
Tempo Buyer Corp. (dba Global Claims Services)	First lien senior secured revolving loan	141	154
The Shade Store, LLC	First lien senior secured revolving loan	655	909
THG Acquisition, LLC (dba Hilb)	First lien senior secured revolving loan	8,608	8,608
The NPD Group, L.P.	First lien senior secured revolving loan	1,329	—
Thunder Purchaser, Inc. (dba Vector Solutions)	First lien senior secured delayed draw term loan	7,018	10,965
Thunder Purchaser, Inc. (dba Vector Solutions)	First lien senior secured revolving loan	2,522	3,838
Troon Golf, L.L.C.	First lien senior secured revolving loan	21,622	21,621
Ultimate Baked Goods Midco, LLC	First lien senior secured revolving loan	7,335	4,724
Unified Women's Healthcare, LP	First lien senior secured delayed draw term loan	33	—
Unified Women's Healthcare, LP	First lien senior secured revolving loan	88	—
USRP Holdings, Inc. (dba U.S. Retirement and Benefits Partners)	First lien senior secured revolving loan	4,239	4,168
Valence Surface Technologies LLC	First lien senior secured revolving loan	49	49
Velocity HoldCo III Inc. (dba VelocityEHS)	First lien senior secured revolving loan	1,072	1,340
When I Work, Inc.	First lien senior secured revolving loan	925	925
Wingspire Capital Holdings LLC	LLC interest	35,855	$51,962

Owl Rock Capital Corporation
Notes to Consolidated Financial Statements - Continued

Portfolio Company	Investment	December 31, 2022	December 31, 2021
WU Holdco, Inc. (dba Weiman Products, LLC)	First lien senior secured delayed draw term loan	—	$14,829
WU Holdco, Inc. (dba Weiman Products, LLC)	First lien senior secured revolving loan	9,219	$13,444
Zendesk, Inc.	First lien senior secured delayed draw term loan	17,352	$—
Zendesk, Inc.	First lien senior secured revolving loan	7,145	$—
Total Unfunded Portfolio Company Commitments		$926,091	$963,808
As of December 31, 2022, the Company believed they had adequate financial resources to satisfy the unfunded portfolio company commitments.
Other Commitments and Contingencies
On November 3, 2020, the Board approved the 2020 Repurchase Program (the “2020 Repurchase Program”) under which the Company may repurchase up to $100 million of the Company’s outstanding common stock. Under the 2020 Repurchase Program, purchases were made at management’s discretion from time to time in open-market transactions, in accordance with all applicable securities laws and regulations. Unless extended by the Board, the 2020 Repurchase Program will terminate 12-months from the date it was approved. On November 2, 2021, the Board approved an extension to the 2020 Repurchase Program for an additional 12-months. As of December 31, 2021, Goldman Sachs & Co., as agent, has repurchased 186,150 shares of the Company’s common stock pursuant to the 2020 Repurchase Program for approximately $2.6 million. As of December 31, 2022, Goldman Sachs & Co., as agent, has repurchased 944,076 shares of the Company’s common stock pursuant to the 2020 Repurchase Program for approximately $12.6 million. On November 2, 2022, the 2020 Repurchase Program ended in accordance with its terms.
On November 1, 2022, the Board approved the 2022 Stock Repurchase Program under which we may repurchase up to $150 million of our outstanding common stock. Under the 2022 Stock Repurchase Program, purchases may be made at management’s discretion from time to time in open-market transactions, in accordance with all applicable securities laws and regulations. Unless extended by the Board, the 2022 Stock Repurchase Program will terminate 18-months from the date it was approved. As of December 31, 2022, Goldman, Sachs & Co., as agent, has repurchased 1,346,326 shares of the Company’s common stock pursuant to the 2022 Stock Repurchase Plan for approximately $15.9 million.
From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of its business. At December 31, 2022, management was not aware of any material pending or threatened litigation that would require accounting recognition or financial statement disclosure.
Note 8. Net Assets
Equity Issuances
The Company has the authority to issue 500,000,000 common shares at $0.01 per share par value.
There were no sales of the Company’s common stock during the years ended December 31, 2022, 2021 and 2020.

Distributions
The following table reflects the distributions declared on shares of the Company’s common stock during the year ended December 31, 2022:

	December 31, 2022
Date Declared	Record Date	Payment Date	Distribution per Share
November 1, 2022	December 30, 2022	January 13, 2023	$0.33
November 1, 2022 (supplemental dividend)	November 30, 2022	December 15, 2022	$0.03
August 2, 2022	September 30, 2022	November 15, 2022	$0.31
May 3, 2022	June 30, 2022	August 15, 2022	$0.31
February 23, 2022	March 31, 2022	May 13, 2022	$0.31

Owl Rock Capital Corporation
Notes to Consolidated Financial Statements - Continued
The following table reflects the distributions declared on shares of the Company’s common stock during the year ended December 31, 2021:

	December 31, 2021
Date Declared	Record Date	Payment Date	Distribution per Share
November 2, 2021	December 31, 2021	January 31, 2022	$0.31
August 3, 2021	September 30, 2021	November 15, 2021	$0.31
May 5, 2021	June 30, 2021	August 13, 2021	$0.31
February 23, 2021	March 31, 2021	May 14, 2021	$0.31
The following table reflects the distributions declared on shares of the Company’s common stock during the year ended December 31, 2020:

	December 31, 2020
Date Declared	Record Date	Payment Date	Distribution per Share
November 3, 2020	December 31, 2020	January 19, 2021	$0.31
May 28, 2019 (special dividend)	December 31, 2020	January 19, 2021	$0.08
August 4, 2020	September 30, 2020	November 13, 2020	$0.31
May 28, 2019 (special dividend)	September 30, 2020	November 13, 2020	$0.08
May 5, 2020	June 30, 2020	August 14, 2020	$0.31
May 28, 2019 (special dividend)	June 30, 2020	August 14, 2020	$0.08
February 19, 2020	March 31, 2020	May 15, 2020	$0.31
May 28, 2019 (special dividend)	March 31, 2020	May 15, 2020	$0.08
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

The following table reflects the shares distributed pursuant to the dividend reinvestment plan during the year ended December 31, 2022:

Date Declared	Record Date	Payment Date	Shares
November 1, 2022 (supplemental dividend)	November 30, 2022	December 15, 2022	51,018	(1)
August 2, 2022	September 30, 2022	November 15, 2022	616,214	(1)
May 3, 2022	June 30, 2022	August 15, 2022	886,113	(1)
February 23, 2022	March 31, 2022	May 15, 2022	830,764	(1)
November 2, 2021	December 31, 2021	January 31, 2022	814,084
_______________
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

2020 Stock Repurchase Program
On November 3, 2020, the Board approved the 2020 Repurchase Program under which the Company was authorized to repurchase up to $100 million of the Company’s outstanding common stock. Under the 2020 Repurchase Program program, purchases were made at management’s discretion from time to time in open-market transactions, in accordance with all applicable securities laws and regulations. On November 2, 2021, the Board approved an extension to the 2020 Repurchase Program for an additional 12-months and on November 2, 2022, the 2020 Repurchase Program ended in accordance with its terms.
The following provides information regarding purchases of the Company’s common stock by Goldman Sachs & Co., as agent, pursuant to the 2020 Repurchase Program. For the periods ended December 31, 2022 and December 31, 2021 repurchases under the 2020 Repurchase Program were as follows:

Period ($ in millions, except share and per share amounts)	Total Number of Shares Repurchased	Average Price Paid per Share	Approximate Dollar Value of Shares that have been Purchased Under the Plans	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan
January 1, 2021 - January 31, 2021	—	$—	$—	$100.0
February 1, 2021 - February 28, 2021	—	$—	$—	$100.0
March 1, 2021 - March 31, 2021	—	$—	$—	$100.0
April 1, 2021 - April 30, 2021	—	$—	$—	$100.0
May 1, 2021 - May 31, 2021	—	$—	$—	$100.0
June 1, 2021 - June 30, 2021	—	$—	$—	$100.0
July 1, 2021 - July 31, 2021	—	$—	$—	$100.0
August 1, 2021 - August 31, 2021	—	$—	$—	$100.0
September 1, 2021 - September 30, 2021	—	$—	$—	$100.0
October 1, 2021 - October 31, 2021	—	$—	$—	$100.0
November 1, 2021 - November 30, 2021	22,900	$13.92	$0.3	$99.7
December 1, 2021 - December 31, 2021	163,250	$14.00	$2.3	$97.4
Total	186,150		$2.6

Owl Rock Capital Corporation
Notes to Consolidated Financial Statements - Continued

Period ($ in millions, except share and per share amounts)	Total Number of Shares Repurchased	Average Price Paid per Share	Approximate Dollar Value of Shares that have been Purchased Under the Plans	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan
January 1, 2022 - January 31, 2022	—	$—	$—	$97.4
February 1, 2022 - February 28, 2022	—	$—	$—	$97.4
March 1, 2022 - March 31, 2022	—	$—	$—	$97.4
April 1, 2022 - April 30, 2022	—	$—	$—	$97.4
May 1, 2022 - May 31, 2022	757,926	$13.21	$10.0	$87.4
June 1, 2022 - June 30, 2022	—	$—	$—	$87.4
July 1, 2022 - July 31, 2022	—	$—	$—	$87.4
August 1, 2022 - August 31, 2022	—	$—	$—	$87.4
September 1, 2022 - September 30, 2022	—	$—	$—	$87.4
October 1, 2022 - October 31, 2022	—	$—	$—	$87.4
November 1, 2022 - November 30, 2022	—	$—	$—	$87.4
	757,926		$10.0

2022 Stock Repurchase Program
On November 1, 2022, the Board approved the 2022 Stock Repurchase Program under which we may repurchase up to $150 million of our outstanding common stock. Under the 2022 Stock Repurchase Program, purchases may be made at management’s discretion from time to time in open-market transactions, in accordance with all applicable securities laws and regulations. Unless extended by the Board, the 2022 Stock Repurchase Program will terminate 18-months from the date it was approved. As of December 31, 2022, Goldman, Sachs & Co., as agent, has repurchased 1,346,326 shares of the Company’s common stock pursuant to the 2022 Stock Repurchase Plan for approximately $15.9 million. For the period ended December 31, 2022, since its inception, repurchases under the 2022 Repurchase Program were as follows:

Period ($ in millions, except share and per share amounts)	Total Number of Shares Repurchased	Average Price Paid per Share	Approximate Dollar Value of Shares that have been Purchased Under the Plans	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan
November 1, 2022 - November 30, 2022	—	$—	$—	$150.0
December 1, 2022 - December 31, 2022	1,346,326	$11.84	$15.9	$134.1
Total	1,346,326		$15.9

Note 9. Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per common share for the years ended December 31, 2022, 2021 and 2020:

	For the Years Ended December 31,
($ in thousands, except per share amounts)	2022	2021	2020
Increase (decrease) in net assets resulting from operations	$466,355	$624,882	$387,740
Weighted average shares of common stock outstanding—basic and diluted	394,006,852	392,297,907	388,645,561
Earnings per common share-basic and diluted	$1.18	$1.59	$1.00

Owl Rock Capital Corporation
Notes to Consolidated Financial Statements - Continued

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

The following reconciles the increase in net assets resulting from operations for the fiscal years ended December 31, 2022, 2021, and 2020 to undistributed taxable income at December 31, 2022, 2021, and 2020, respectively:

	For the Years Ended December 31,
($ in millions)	2022(1)	2021	2020
Increase in net assets resulting from operations	$466.3	$624.9	$387.7
Adjustments:
Net unrealized (gain) loss on investments	$94.5	$(179.8)	$76.0
Other income (loss) for tax purposes, not book	(33.0)	(2.0)	14.2
Deferred organization costs	(0.1)	(0.1)	(0.1)
Other book-tax differences	5.8	4.0	2.0
Realized gain/loss differences	1.0	37.4	61.6
Taxable Income	$534.5	$484.4	$541.5
_______________
(1)Tax information for the fiscal year ended December 31, 2022 is estimated and is not considered final until the Company files its tax return.
For the year ended December 31, 2022
Total distributions declared of $507.8 million resulted in a tax dividend amount of $517.9 million that consisted entirely of ordinary income for the tax year ending December 31, 2022. For the calendar year ended December 31, 2022 the Company had $13.1 million of undistributed ordinary income and $7.4 million of undistributed capital gains, as well as, $(123.0) million of net unrealized gains (losses) on investments and $10.4 million of other temporary differences. For the year ended December 31, 2022, 85.2% of distributed ordinary income qualified as interest related dividend which is exempt from U.S. withholding tax applicable to non-U.S. shareholders.
During the year ended December 31, 2022, the Company increased the total distributable earnings (losses) and decreased additional paid in capital. These permanent differences were principally related to $5.7 million attributable to U.S. federal income tax, including excise taxes.
As of December 31, 2022, the net estimated unrealized loss for U.S. federal income tax purposes was $126.2 million based on a tax cost basis of $13.1 billion. As of December 31, 2022, the estimated aggregate gross unrealized loss for U.S. federal income tax purposes was $382.2 million and the estimated aggregate gross unrealized gain for U.S. federal income tax purposes was $256.0 million.
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
Taxable Subsidiaries
Certain of the Company’s consolidated subsidiaries are subject to U.S. federal and state corporate-level income taxes. For the years ended December 31, 2022, 2021 and 2020, the Company recorded a current tax expense of approximately $5.1 million, $4.0 million and $2.1 million for taxable subsidiaries, respectively.
The Company recorded a net deferred tax liability of $16.0 million and $12.0 million as of December 31, 2022 and 2021, respectively, for taxable subsidiaries, which is significantly related to GAAP to tax outside basis differences in the taxable subsidiaries' investment in certain partnership interests.

Owl Rock Capital Corporation
Notes to Consolidated Financial Statements - Continued
Note 11. Financial Highlights
The following are the financial highlights for a common share outstanding during the years ended December 31, 2022, 2021, 2020, 2019, 2018, 2017 and 2016:

	For the Years Ended December 31,
($ in thousands, except share and per share amounts)	2022	2021	2020	2019		2018	2017	2016
Per share data:
Net asset value, beginning of period	$15.08	$14.74	$15.24	$15.10		$15.03	$14.85	$—
Net investment income(1)	1.41	1.25	1.33	1.54		1.68	1.40	0.42
Net realized and unrealized gain (loss)	(0.22)	0.33	(0.35)	0.08		(0.19)	0.13	0.36
Total from operations	1.19	1.58	0.98	1.62		1.49	1.53	0.78
Repurchase of common shares(2)	0.01	—	0.08	(0.03)		—	—	14.13
Distributions declared from earnings(2)	(1.29)	(1.24)	(1.56)	(1.45)		(1.42)	(1.35)	(0.06)
Total increase (decrease) in net assets	(0.09)	0.34	(0.50)	0.14		0.07	0.18	14.85
Net asset value, end of period	$14.99	$15.08	$14.74	$15.24		$15.10	$15.03	$14.85
Shares outstanding, end of period	392,476,687	393,766,855	389,966,688	392,129,619		216,204,837	97,959,595	45,833,313
Per share market value at end of period	$11.55	$14.16	$12.66	$17.89		N/A	N/A	N/A
Total Return, based on market value(3)	(9.9)%	21.7%	(20.1)%	22.0%	(8)	N/A	N/A	N/A
Total Return, based on net asset value(4)	9.0%	11.3%	8.7%	10.7%		10.2%	10.6%	(0.6)%
Ratios / Supplemental Data(5)
Ratio of total expenses to average net assets(6)(7)	11.0%	9.1%	5.0%	4.4%		6.4%	6.3%	6.5%
Ratio of net investment income to average net assets(7)	9.5%	8.4%	9.1%	10.0%		10.9%	9.0%	2.9%
Net assets, end of period	$5,882,403	$5,937,877	$5,746,434	$5,977,283		$3,264,845	$1,472,579	$680,525
Weighted-average shares outstanding	394,006,852	392,297,907	388,645,561	324,630,279		146,422,371	67,082,905	21,345,191
Total capital commitments, end of period	N/A	N/A	N/A	N/A		$5,471,160	$5,067,680	$2,313,237
Ratio of total contributed capital to total committed capital, end of period	N/A	N/A	N/A	N/A		57.4%	27.9%	28.8%
Portfolio turnover rate	11.6%	43.1%	14.7%	17.7%		29.1%	30.8%	25.4%
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
(6)Prior to the management and incentive fee waivers, the total expenses to average net assets for the years ended December 31, 2020, 2019, 2018 and 2017 were 7.3%, 5.9%, 6.4% and 6.3%, respectively.
(7)For the year ended December 31, 2016, the ratio reflects an annualized amount, except in the case of non-recurring expenses (e.g. initial organization expenses).

Owl Rock Capital Corporation
Notes to Consolidated Financial Statements - Continued
Note 12. Subsequent Events
In preparing these financial statements, the Company has evaluated events and transactions for potential recognition or disclosure through the date of issuance. There are no subsequent events to disclose except for the following:
As of February 17, 2023, Goldman, Sachs & Co., as agent, has repurchased 2,868,514 shares of the Company’s common stock pursuant to the 2022 Stock Repurchase Plan for approximately $34.5 million at an average price of $12.05 per share.
On February 21, 2023, the Board declared a first quarter dividend of $0.33 per share for stockholders of record as of March 31, 2023, payable on or before April 14, 2023 and a fourth quarter supplemental dividend of $0.04 per share for stockholders of record as of March 3, 2023, payable on or before March 17, 2023.

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
(b) Management’s Report on Internal Controls Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act). Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 COSO Framework). Based on our evaluation under the framework in Internal Control—Integrated Framework (2013), management concluded that our internal control over financial reporting was effective as of December 31, 2022.
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
(d) Changes in Internal Controls Over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information
None.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
Our Board of Directors
As of December 31, 2022, our Board consisted of six members. The Board is divided into three classes, with the members of each class serving staggered, three-year terms. The terms of our Class I directors will expire at the 2023 annual meeting of shareholders; the terms of our Class II directors will expire at the 2024 annual meeting of shareholders; and the terms of our Class III directors will expire at the 2025 annual meeting of shareholders.
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

Name, Address, and Age(1)	Position(s) Held with the Company	Principal Occupation(s) During the Past 5 Years	Term of Office and Length of Time Served(2)	Number of Companies in Fund Complex(3) Overseen by Director	Other Directorships Held by Director or Nominee for Director
Independent Directors
Eric Kaye, 59	Director	Founder of Kayezen, LLC (formerly ARQ^EX Fitness Systems)	Class I Director since 2016; Term expires in 2023	7	ORCC II ORCC III ORTF ORCIC ORTF II ORTIC
Victor Woolridge, 66	Director	Managing Director of Barings Real Estate Advisers LLC	Class I Director since 2021; Term expires in 2023	7	ORCC II ORCC III ORTF ORCIC ORTF II ORTIC
Christopher M. Temple, 55	Director	President of DelTex Capital LLC	Class II Director since 2016; Term expires in 2024	7	ORCC II ORCC III ORTF ORCIC ORTF II ORTIC Plains All American Pipeline Company
Melissa Weiler, 58	Director	Private Investor Managing Director and member of the Management Committee of Crescent Capital Group (through 2020)	Class II Director since 2021, Term expires in 2024	7	ORCC II ORCC III ORTF ORCIC ORTF II ORTIC Jefferies Financial Group, Inc.

Name, Address, and Age(1)	Position(s) Held with the Company	Principal Occupation(s) During the Past 5 Years	Term of Office and Length of Time Served(2)	Number of Companies in Fund Complex(3) Overseen by Director	Other Directorships Held by Director or Nominee for Director
Edward D'Alelio, 70	Chairman of the Board, Director	Retired	Class III Director since 2016; Term expires in 2025	7	ORCC II ORCC III ORTF ORCIC ORTF II ORTIC Blackstone/GSO Long Short Credit Fund Blackstone/GSO Sen. Flt Rate Fund
Interested Directors(4)
Craig W. Packer, 56	Chief Executive Officer, President and Director	Co-Founder of Owl Rock Capital Partners Co-Founder and Senior Managing Director of Blue Owl Co-Chief Investment Officer of each of the Owl Rock Advisers President and Chief Executive Officer of the Owl Rock BDCs" Co-Head of Leveraged Finance in the Americas, Goldman Sachs	Class III Director since 2016; Term expires in 2025	7	ORCC II ORCC III ORTF ORCIC ORTF II ORTIC Blue Owl Capital Inc. ("Blue Owl")
_______________
(1)The address for each director is c/o Owl Rock Capital Corporation, 399 Park Avenue, 37th Floor, New York, New York 10022.
(2)Directors serve for three-year terms until the next annual meeting of shareholders and until their successors are duly elected and qualified.
(3)The term “Fund Complex” refers to the Owl Rock BDCs. Directors and officers who oversee the funds in the Fund Complex are noted.
(4)“Interested person” of the Company as defined in Section 2(a)(19) of the Investment Company Act of 1940 (the “1940 Act”). Mr. Packer is an “interested person” because of his affiliation with the Adviser.
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
Mr. Woolridge was formerly a Managing Director of Barings Real Estate Advisers, LLC ("Barings"), the real estate investment unit of Barings LLC, a global asset management firm. Mr. Woolridge most recently served as Head of the U.S. Capital Markets for Equity Real Estate Funds at Barings. Mr. Woolridge previously served as Vice President and Managing Director and Head of Debt Capital Markets - Equities of Cornerstone Real Estate Advisers LLC (prior to its rebranding under the Barings name) ("Cornerstone") from January 2013 to September 2016 and as Vice President Special Servicing from January 2010 to January 2013. Prior to joining Cornerstone, Mr. Woolridge served as a Managing Director of Babson Capital Management LLC ("Babson") from January 2000 to January 2010. Prior to joining Babson, Mr. Woolridge served as Director of Loan Originations and Assistant Regional Director of MassMutual Financial Group from September 1982 to January 2000. Since 2009, Mr. Woolridge has served on the University of Massachusetts (UMass) Board of Trustees and has previously served as Chairman of the Board and as Chairman of the Board's Committee on Administration and Finance and as trustee for University of Massachusetts Global. Since 2022, Mr. Woolridge has served as a director of Trumbull Property Income Fund and Fallon Health. Mr. Woolridge has also served on the UMass Foundation's investment committee since 2021. Mr. Woolridge previously served on the Board of Trustees of Baystate Health from 2005 to 2016, which included service as Chairman of the Board and on the Board's compensation, finance, governance and strategy committees. Mr. Woolridge holds a B.S. from the University of Massachusetts at Amherst and is a Certified Commercial Investment Member. Mr. Woolridge joined the boards of directors of the Company, ORCC II, ORCC III, ORTF, ORCIC, ORTIC, and ORTF II in November 2021.
We believe Mr. Woolridge's numerous management positions and broad experiences in the asset management and financial services sectors provide him with skills and valuable insight in handling complex financial transactions and issues, all of which makes him well qualified to serve on the Board of Directors.
Interested Director
Mr. Packer is the President and Chief Executive Officer of the Owl Rock BDCs, the Co-Chief Investment Officer of each of the Owl Rock Advisers, is a member of the Investment Committee of each of the Owl Rock Advisers, and was a Co-Founder of Owl Rock Capital Partners. Mr. Packer is also a Co-Founder and Senior Managing Director of Blue Owl, a member of Blue Owl's Executive Committee and a member of Blue Owl's board of directors. . In addition, Mr. Packer has served on the boards of directors of the Company and ORCC II since March 2016 and November 2016, respectively, on the board of directors of ORTF since August 2018, and on the boards of directors of ORCC III and ORCIC since February 2020 and September 2020, respectively and since August 2021 and November 2021 he has served on the boards of directors of ORTIC and ORTF II, respectively. Prior to co-founding Owl Rock, Mr. Packer was Co-Head of Leveraged Finance in the Americas at Goldman, Sachs & Co., where he served on the Firmwide Capital Committee, Investment Banking Division (“IBD”) Operating Committee, IBD Client and Business Standards Committee and the IBD Risk Committee. Mr. Packer joined Goldman, Sachs & Co. as a Managing Director and Head of High Yield Capital Markets in 2006 and was named partner in 2008. Prior to joining Goldman Sachs, Mr. Packer was the Global Head of High Yield Capital Markets at Credit Suisse First Boston, and before that he worked at Donaldson, Lufkin & Jenrette Mr. Packer serves as Treasurer and member of the Board of Trustees of Greenwich Academy, and Co-Chair of the Honorary Board of Kids in Crisis, a nonprofit organization that serves children in Connecticut, and on the Advisory Board for the McIntire School of Commerce, University of Virginia. Mr. Packer earned a B.S. from the University of Virginia and an M.B.A. from Harvard Business School.
We believe Mr. Packer’s depth of experience in corporate finance, capital markets and financial services gives the Board valuable industry-specific knowledge and expertise on these and other matters, and his history with us and the Adviser, provide an important skillset and knowledge base to the Board.
Meetings and Attendance
The Board met seventeen times during 2022 and acted on various occasions by written consent. All directors then in office attended at least 75% of the aggregate number of meetings of the Board held during the period for which they were a director and of the respective committees on which they served during 2022.
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
Communications with Directors
Shareholders and other interested parties may contact any member (or all members) of the Board by mail. To communicate with the Board, any individual directors or any group or committee of directors, correspondence should be addressed to the Board or any such individual directors or group or committee of directors by either name or title. All such correspondence should be sent to Owl Rock Capital Corporation, 399 Park Avenue, 37th Floor, New York, New York 10022, Attention: Secretary.
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
As of December 31, 2022, the members of each of the Board’s committees were as follows (the names of the respective committee chairperson are bolded):

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
Audit Committee Governance, Responsibilities and Meetings
In accordance with its written charter adopted by the Board, the Audit Committee:
(a)assists the Board’s oversight of the integrity of our financial statements, the independent registered public accounting firm’s qualifications and independence, our compliance with legal and regulatory requirements and the performance of our independent registered public accounting firm;
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
The Audit Committee had nine formal meetings in 2022.
Our Board has determined that Christopher M. Temple qualifies as an “audit committee financial expert” as defined in Item 407 of Regulation S-K under the Exchange Act, and otherwise satisfies the sophistication requirements of NYSE Rule 303A.07.
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
The Nominating and Corporate Governance Committee had four formal meetings in 2022.
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
In evaluating director nominees, the Nominating and Corporate Governance Committee considers, among others, the following factors:
•whether the individual possesses high standards of character and integrity, relevant experience, a willingness to ask hard questions and the ability to work well with others;
•whether the individual is free of conflicts of interest that would violate applicable law or regulation or interfere with the proper performance of the responsibilities of a director;
•whether the individual is willing and able to devote sufficient time to the affairs of the Company and be diligent in fulfilling the responsibilities of a director and Board Committee member;
•whether the individual has the capacity and desire to represent the balanced, best interests of the shareholder as a whole and not a special interest group or constituency; and
•whether the individual possesses the skills, experiences (such as current business experience or other such current involvement in public service, academia or scientific communities), particular areas of expertise, particular backgrounds, and other characteristics that will help ensure the effectiveness of the Board and Board committees.
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
(b)assists the Board with matters related to compensation generally, except with respect to the compensation of the directors; and
(c)may delegate its authority to subcommittees or the Chair of the Compensation Committee when it deems appropriate and in the best interests of the Company.
As none of our executive officers are currently compensated by us, the Compensation Committee will not produce and/or review a report on executive compensation practices. The Compensation Committee had one formal meeting in 2022. Each member of the Compensation Committee (during the period for which he has been a member of the committee) who served on such committee during the 2022 fiscal year attended the meeting.
Compensation Committee Interlocks and Insider Participation
No member of the Compensation Committee is a current or former officer of the Company. No member of the Compensation Committee (i) has had any relationship with the Company requiring disclosure under Item 404 of Regulation S-K under the Exchange Act, or (ii) is an executive officer of another entity, at which one of our executive officers serves on the Board.
Section 16(a) Beneficial Ownership Reporting Compliance
Pursuant to Section 16(a) of the Exchange Act, the Company’s directors and executive officers, and any persons holding more than 10% of its shares, are required to report their beneficial ownership and any changes therein to the SEC and the Company. Specific due dates for those reports have been established, and the Company is required to report herein any failure to file such reports by those due dates. Based on the Company’s review of Forms 3, 4, and 5 filed by such persons and information provided by the Company’s directors and officers, the Company believes that during the fiscal year ended December 31, 2022, all Section 16(a) filing requirements applicable to such persons were timely filed except for one Form 4 filing for Victor Woolridge which was filed late due to an administrative error.
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

Name	Age	Position	Officer Since
Karen Hager	50	Chief Compliance Officer	2018
Bryan Cole	38	Chief Accounting Officer	2017
Neena Reddy	45	Vice President and Secretary	2019
Alan Kirshenbaum	52	Executive Vice President	2020
Jonathan Lamm	48	Chief Financial Officer and Chief Operating Officer	2021
Matthew Swatt	34	Co-Treasurer and Co-Controller	2021
Shari Withem	40	Co-Treasurer and Co-Controller	2021
Jennifer McMillon	45	Co-Treasurer and Co-Controller	2022
The address for each of our executive officers is c/o Owl Rock Capital Corporation, 399 Park Avenue, 37th Floor, New York, New York 10022.
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
Mr. Swatt is a Managing Director of Blue Owl and also serves as the Co-Chief Accounting Officer of ORCC II, ORCC III, ORCIC and ORTIC, and as the Co-Treasurer and Co-Controller of each of the Owl Rock BDCs. Prior to joining Owl Rock in May 2016, Mr. Swatt was an Assistant Controller at Guggenheim Partners in their Private Credit group, where he was responsible for the finance, accounting, and financial reporting functions. Preceding that role, Mr. Swatt worked within the Financial Services--Alternative Investments practice of PwC where he specialized in financial reporting, fair valuation of illiquid investments and structured products, internal controls and other technical accounting matters pertaining to alternative investment advisors, hedge funds, business development companies and private equity funds. Mr. Swatt received a B.S. in Accounting from the University of Maryland and is a licensed Certified Public Accountant in New York.
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
The Investment Team performs a similar role for ORCC II, ORCC III and ORCIC and certain members of the Investment Team also perform a similar role for ORTF, ORTF II and ORTIC, from which the Adviser and its affiliates may receive incentive fees. See “ITEM 1. BUSINESS – Affiliated Transactions” for a description of the Owl Rock Advisers’ allocation policy governing allocations of investments among us and other investment vehicles with similar or overlapping strategies, as well as a description of certain other relationships between us and the Adviser. See “ITEM 1A. RISK FACTORS —Our Adviser or its affiliates may have incentives to favor their respective other accounts and clients and/or Blue Owl over us, which may result in conflicts of interest that could be harmful to us.” for a discussion of potential conflicts of interests.
The members of the Investment Committee function as portfolio managers with the most significant responsibility for the day-to-day management of our portfolio. The Investment Committee is comprised of Douglas I. Ostrover, Marc S. Lipschultz, Craig W. Packer, Alexis Maged and Jeff Walwyn. Information regarding the Investment Committee, is as follows:

Name	Year of Birth
Douglas I. Ostrover	1962
Marc S. Lipschultz	1969
Craig W. Packer	1966
Alexis Maged	1965
Jeff Walwyn	1979
In addition to managing our investments, as of December 31, 2022, our portfolio managers also managed investments on behalf of the following entities:

Name	Entity	Investment Focus	Gross Assets ($ in millions)
Owl Rock Capital Corporation II	Business development company	U.S. middle-market lending	$2,326.1
Owl Rock Capital Corporation III	Business development company	U.S. middle-market lending	$3,552.7
Owl Rock Technology Finance Corp.	Business development company	U.S. middle-market technology lending	$6,663.4
Owl Rock Core Income Corp.	Business development company	U.S. middle-market lending	$11,036.4
Owl Rock Technology Finance Corp. II	Business development company	U.S. middle-market technology lending	$2,513.8
Owl Rock Technology Income Corp.	Business development company	U.S. middle-market technology lending	$2,043.6
As of December 31, 2022, our portfolio managers also managed private funds (the "Owl Rock Private Funds" and together with the Owl Rock BDCs, the "Owl Rock Clients") with a total of approximately $7.1 billion in gross assets.
The management and incentive fees payable by the Owl Rock Clients are based on the gross or net assets and performance, respectively of each Owl Rock Client.

Biographical information regarding the member of the Investment Committee, who is not a director or executive officer of the Company is as follows:
Douglas I. Ostrover
Mr. Ostrover serves as Chief Executive Officer and Co-Chief Investment Officer of each of the Owl Rock Advisers, is a member of the Investment Committee of each of the Owl Rock BDCs and was a Co-Founder of Owl Rock Capital Partners. Mr. Ostrover is also a Co-Founder and Chief Executive Officer of Blue Owl, a member of Blue Owl's Executive Committee and a member of Blue Owl's board of directors. Mr. Ostrover has served on the boards of directors of the Company and ORCC II from 2016 through 2021, on the board of directors of ORTF from 2018 through 2021, and on the boards of directors of ORCC III and ORCIC since from 2020 through 2021. In addition, since April 2020, Mr. Ostrover has served on the board of Jaws Acquisition Corp. Prior to co-founding Owl Rock, Mr. Ostrover was one of the founders of GSO Capital Partners (GSO), Blackstone's alternative credit platform, and a Senior Managing Director at Blackstone until June 2015. Prior to co-founding GSO in 2005, Mr. Ostrover was a Managing Director and Chairman of the Leveraged Finance Group of Credit Suisse First Boston (CSFB). Prior to his role as Chairman, Mr. Ostrover was Global Co-Head of CSFB's Leveraged Finance Group, during which time he was responsible for all of CSFB's origination, distribution and trading activities relating to high yield securities, leveraged loans, high yield credit derivatives and distressed securities. Mr. Ostrover was a member of CSFB's Management Council and the Fixed Income Operating Committee. Mr. Ostrover joined CSFB in November 2000 when CSFB acquired Donaldson, Lufkin & Jenrette ("DLJ"), where he was a Managing Director in charge of High Yield and Distressed Sales, Trading and Research. Mr. Ostrover had been a member of DLJ's high yield team since he joined the firm in 1992. Mr. Ostrover is actively involved in non-profit organizations including serving on the Board of Directors of the Michael J. Fox Foundation. Mr. Ostrover is also a board member of the Brunswick School. Mr. Ostrover received a B.A. in Economics from the University of Pennsylvania and an M.B.A. from New York University Stern School of Business.
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
Alexis Maged
Mr. Maged is a Managing Director in the Owl Rock division of Blue Owl and also serves as the Head of Credit for each of the Owl Rock Advisers and as Vice President of each of the Owl Rock BDCs and is a member of the Investment Committee of each of the Owl Rock Advisers. Prior to joining Owl Rock in January 2016, Mr. Maged was Chief Financial Officer of Barkbox, Inc., a New York-based provider of pet-themed products and technology from September 2014 to November 2015. Prior to that, Mr. Maged was a Managing Director with Goldman Sachs & Co. from 2007 until 2014. At Goldman Sachs & Co., Mr. Maged held several leadership positions, including Chief Operating Officer of the investment bank’s Global Credit Finance businesses, Co-Chair of the Credit Markets Capital Committee and a member of the Firmwide Capital Committee. Prior to assuming that role in 2011, Mr. Maged served as Chief Underwriting Officer for the Americas and oversaw the U.S. Bank Debt Portfolio Group and US Loan Negotiation Group. From mid-2007 to the end of 2008, Mr. Maged was Head of Bridge Finance Capital Markets in the Americas Financing Group’s Leveraged Finance Group, where he coordinated the firm’s High Yield Bridge Lending and Syndication business. Prior to joining Goldman, Sachs & Co, Mr. Maged was Head of the Bridge Finance Group at Credit Suisse and also worked in the Loan Capital Markets Group at Donaldson, Lufkin and Jenrette. Upon DLJ’s merger with Credit Suisse in 2000, Mr. Maged joined Credit Suisse’s Syndicated Loan Group and, in 2003, founded its Bridge Finance Group. Earlier in his career, Mr. Maged was a member of the West Coast Sponsor Coverage Group at Citigroup and the Derivatives Group at Republic National Bank, as well as a founding member of the Loan Syndication Group at Swiss Bank Corporation. Mr. Maged received a B.A. from Vassar College and an M.B.A. from New York University Stern School of Business.
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
The table below shows the dollar range of shares of our common stock to be beneficially owned by the members of the Investment Committee as of February 17, 2023 stated as one of the following dollar ranges: None; $1-$10,000; $10,001- $50,000; $50,001-$100,000; or Over $100,000. For purposes of this Annual Report, the term “Fund Complex” is defined to include the Owl Rock BDCs.

Name	Dollar Range of Equity Securities in Owl Rock Capital Corporation(1)(2)	Aggregate Dollar Range of Equity Securities in the Fund Complex(1)(3)
Douglas I. Ostrover	over $100,000	over $100,000
Marc S. Lipschultz	over $100,000	over $100,000
Craig W. Packer	over $100,000	over $100,000
Alexis Maged	over $100,000	over $100,000
Jeff Walwyn	None	None
_______________
(1)Beneficial ownership determined in accordance with Rule 16a-1(a)(2) promulgated under the 1934 Act.
(2)The dollar range of equity securities of the Company beneficially owned by investment committee members of the Company, if applicable, is calculated by multiplying the closing price of the Company’s common stock as of February 17, 2023 on the New York Stock Exchange (“NYSE”) times the number of shares of the Company’s common stock beneficially owned.
(3)The dollar range of Equity Securities in the Fund Complex beneficially owned by investment committee members of the Company, if applicable, is the sum of (1) the total dollar range of equity securities in the Company beneficially owned by the investment committee member, (2) the current net asset value per share of Owl Rock Capital Corporation II's common stock multiplied by the number of shares of Owl Rock Capital Corporation II's common stock beneficially owned by the investment committee member, (3) the current net asset value per share of Owl Rock Technology Finance Corp.'s common stock multiplied by the number of shares of Owl Rock Technology Finance Corp.'s common stock beneficially owned by the investment committee member, (4) the current net offering price per share of Owl Rock Core Income Corp.'s common stock multiplied by the number of shares of Owl Rock Core Income Corp.'s common stock beneficially owned by the investment committee member, (5) the current net asset value per share of Owl Rock Technology Finance Corp. II's common stock multiplied by the number of shares of Owl Rock Technology Finance Corp. II's common stock beneficially owned by the investment committee member, (6) the current net offering price per share of Owl Rock Technology Income Corp.'s common stock multiplied by the number of shares of Owl Rock Technology Income Corp.'s common stock beneficially owned by the investment committee member and (7) the current net asset value per share of Owl Rock Capital Corporation III's common stock multiplied by the number of shares of Owl Rock Capital Corporation III's common stock beneficially owned by the investment committee member.
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

Director Compensation
No compensation is expected to be paid to our director who is an “interested person,” as such term is defined in Section 2(a)(19) of the 1940 Act. Our directors who do not also serve in an executive officer capacity for us or the Adviser are entitled to receive annual cash retainer fees, fees for participating in in person board and committee meetings and annual fees for serving as a committee chairperson, determined based on our net assets as of the end of each fiscal quarter. As of December 31, 2022 ,these directors were Edward D’Alelio, Eric Kaye, Christopher M. Temple, Melissa Weiler and Victor Woolridge. We pay each independent director the following amounts for serving as a director:

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

The table below sets forth the compensation received by each director from the Company and the Fund Complex for service during the fiscal year ended December 31, 2022:

Name	Fees Earned and Paid in Cash by the Company	Total Compensation from the Company	Total Compensation from the Fund Complex
Edward D'Alelio	$225,500	$225,500	$1,533,749
Christopher M. Temple	$220,500	$220,500	$1,504,587
Eric Kaye	$205,500	$205,500	$1,417,984
Brian Finn(1)	$31,753	$31,753	$202,067
Melissa Weiler	$203,000	$203,000	$1,382,115
Victor Woolridge	$205,500	$205,500	$1,394,615
_______________
(1)Mr. Finn retired from the Board on February 23, 2022.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters
Beneficial ownership is determined in accordance with the rules and regulations of the SEC. These rules generally provide that a person is the beneficial owner of securities if such person has or shares the power to vote or direct the voting thereof, or to dispose or direct the disposition thereof or has the right to acquire such powers within 60 days. The following table sets forth, as of February 17, 2023 the beneficial ownership according to information furnished to us by such persons or publicly available filings. Ownership information for those persons who beneficially own 5% or more of the outstanding shares of our common stock is based upon filings by such persons with the SEC and other information obtained from such persons of each current director, the nominees for director, the Company’s executive officers, the executive officers and directors as a group, and each person known to us to beneficially own 5% or more of the outstanding shares of our common stock.

The percentage ownership is based on 390,954,494 shares of our common stock outstanding as of February 17, 2023. To our knowledge, except as indicated in the footnotes to the table, each of the shareholders listed below has sole voting and/or investment power with respect to shares of our common stock beneficially owned by such shareholder.

Name and Address	Number of Shares Owned	Percentage of Class Outstanding
5% Owners
Regents of the University of California(1)	27,024,369	7%
State of New Jersey Common Pension Fund E(2)	22,751,338	6%
Interested Directors
Craig W. Packer(3)	290,849	*
Independent Directors
Edward D'Alelio	—	—
Eric Kaye(4)	15,395	*
Christopher M. Temple	30,100	*
Melissa Weiler(5)	28,000	*
Victor Woolridge	11,655	*
Executive Officers
Karen Hager	—	—
Bryan Cole	—	—
Alan Kirshenbaum	13,997	*
Jennifer McMillon	—	—
Jonathan Lamm	1,000	*
Matthew Swatt	2,314	*
Shari Withem	—	—
Neena Reddy	—	—
All officers and directors as a group (14 persons)(6)	393,310	*
_______________
* Less than 1%
(1)The address of Regents of the University of California is 1111 Broadway, 21st Floor, Oakland, CA 94607.
(2)The address of the State of New Jersey Common Pension Fund E is 50 West State Street, 9th Floor, PO Box 290, Trenton, NJ 08625.
(3)Includes 65,733 shares owned by Mr. Packer's wife.
(4)Shares are owned by Mr. Kaye's wife.
(5)Held in The Weiler Family Living Trust.
(6)The address for each of the directors and officers is c/o Owl Rock Capital Corporation, 399 Park Avenue, 37th Floor, New York, New York 10022.

Dollar Range of Equity Securities Beneficially Owned by Directors
The table below shows the dollar range of equity securities of the Company and the aggregate dollar range of equity securities of the Fund Complex that were beneficially owned by each director as of February 17, 2023 stated as one of the following dollar ranges: None; $1 $10,000; $10,001 $50,000; $50,001 $100,000; or Over $100,000. For purposes of this Form 10-K, the term “Fund Complex” is defined to include the Company, Owl Rock Capital Corporation II, Owl Rock Capital Corporation III, Owl Rock Core Income Corp., Owl Rock Technology Finance Corp., Owl Rock Technology Finance Corp. II and Owl Rock Technology Income Corp.

Name of Director	Dollar Range of Equity Securities in Owl Rock Capital Corporation(1)(2)	Aggregate Dollar Range of Equity Securities in the Fund Complex(1)(3)
Interested Directors
Craig W. Packer	over $100,000	over $100,000
Independent Directors
Edward D'Alelio	—	over $100,000
Eric Kaye	over $100,000	over $100,000
Christopher M. Temple	over $100,000	over $100,000
Melissa Weiler	over $100,000	over $100,000
Victor Woolridge	over $100,000	over $100,000
_______________
(1)Beneficial ownership has been determined in accordance with Rule 16a 1(a)(2) of the Exchange Act.
(2)The dollar range of equity securities of the Company beneficially owned by directors of the Company, if applicable, is calculated by multiplying the closing price of the Company’s common stock as of February 17, 2023 on the New York Stock Exchange (“NYSE”) times the number of shares of the Company’s common stock beneficially owned.
(3)The dollar range of Equity Securities in the Fund Complex beneficially owned by directors of the Company, if applicable, is the sum of (t) the product obtained by multiplying the current net asset value per share of the Owl Rock Technology Finance Corp. times the number of shares of Owl Rock Technology Finance Corp. beneficially owned, (u) the product obtained by multiplying the current net offering price of Owl Rock Core Income Corp., times the number of shares of Owl Rock Core Income Corp. beneficially owned, (v) the product obtained by multiplying the current net asset value per share of Owl Rock Capital Corporation II times the number of shares of Owl Rock Capital Corporation II beneficially owned, (w) the product obtained by multiplying the current net asset value per share of the Owl Rock Technology Finance Corp. II times the number of shares of Owl Rock Technology Finance Corp. II beneficially owned, (x) the product obtained by multiplying the current net offering price of Owl Rock Core Technology Income Corp., times the number of shares of Owl Rock Core Technology Income Corp. beneficially owned, (y) the product obtained by multiplying the current net asset value per share of the Owl Rock Capital Corporation III times the number of shares of Owl Rock Capital Corporation III beneficially owned and (z) the total dollar range of equity securities in the Company beneficially owned by the director.
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
Pursuant to the Owl Rock Advisers’ allocation policy, if through the foregoing analysis, it is determined that an investment opportunity is appropriate for multiple investment funds or accounts, the Owl Rock Advisers generally will determine the appropriate of the opportunity for each such investment fund or account. If an investment opportunity falls within the mandate of two or more investment funds or accounts, and there are no restrictions on such funds or accounts investing with each other, then each investment fund or account will receive the amount of the investment that it is seeking, as determined based on the criteria set forth above.
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

Exemptive Relief
We, the Adviser and certain of our affiliates have been granted an order for exemptive relief (the “Order”) by the SEC to co-invest with other funds managed by the Adviser or its affiliates in a manner consistent with our investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors. Pursuant to the Order, we generally are permitted to co-invest with certain of our affiliates if a “required majority” (as defined in Section 57(o) of the 1940 Act) of our independent directors make certain conclusions in connection with a co-investment transaction, including that (1) the terms of the transaction, including the consideration to be paid, are reasonable and fair to us and our shareholders and do not involve overreaching by us or our shareholders on the part of any person concerned, (2) the transaction is consistent with the interests of our shareholders and is consistent with our investment objective and strategies, (3) the investment by our affiliates would not disadvantage us, and our participation would not be on a basis different from or less advantageous than that on which our affiliates are investing and (4) the proposed investment by us would not benefit our Adviser or its affiliates or any affiliated person of any of them (other than the parties to the transaction), except to the extent permitted by the Order and applicable law, including the limitations set forth in Section 57(k) of the 1940 Act. In addition, we have received an amendment to the Order to permit us to participate in follow-on investments in our existing portfolio companies with certain affiliates that are private funds, if such private funds did not have an investment in such existing portfolio company.
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
Material Non-Public Information
Our senior management, members of the Adviser’s investment committee and other investment professionals from the Adviser may serve as directors of, or in a similar capacity with, companies in which we invest or in which we are considering making an investment. Through these and other relationships with a company, these individuals may obtain material non-public information that might restrict our ability to buy or sell the securities of such company under the policies of the company or applicable law.
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
Item 14. Principal Accounting Fees and Services
KPMG LLP, New York, New York, has been appointed by the Board to serve as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2023. KPMG LLP acted as the Company’s independent registered public accounting firm for the fiscal years ended December 31, 2022 and 2021. The Company knows of no direct financial or material indirect financial interest of KPMG LLP in the Company.

Fees
Set forth in the table below are audit fees, audit related fees, tax fees and all other fees billed to the Company by KPMG LLP for professional services performed for the fiscal years ended December 31, 2022 and 2021:

	For the Fiscal Year ended December 31, 2022	For the Fiscal Year ended December 31, 2021
Audit Fees(1)	$1,249,500	$1,292,000
Audit-Related Fees(2)	—	—
Tax Fees(3)	252,860	252,540
All Other Fees(4)	—	—
Total Fees	$1,502,360	$1,544,540
_______________
(1)"Audit Fees" are fees billed for professional services rendered for the audit of the Company's annual financial statements and review of interim financial statements or services that are normally provided by KPMG LLP in connection with statutory and regulatory filings or engagements.
(2)"Audit-Related Fees" are fees billed for assurance and related services by KPMG LLP that are reasonably related to the performance of the audit or review of the Company's financial statements that are not reported under "Audit Fees."
(3)"Tax Fees" are fees billed for services rendered by KPMG for tax compliance, tax advice, and tax planning. These services include assistance regarding federal, state and international tax compliance, customs and duties and international tax planning.
(4)"All Other Fees" are fees billed for services other then those stated above.
Pre-Approval Policies and Procedures
The Audit Committee has established a pre-approval policy that describes the permitted audit, audit-related, tax and other services to be provided by KPMG LLP, the Company’s independent registered public accounting firm. The policy requires that the Audit Committee pre-approve the audit and non-audit services performed by the independent auditor in order to assure that the provision of such service does not impair the auditor’s independence.
Any requests for audit, audit-related, tax and other services that have not received general pre-approval must be submitted to the Audit Committee for specific pre-approval, irrespective of the amount, and cannot commence until such approval has been granted. Normally, pre-approval is provided at regularly scheduled meetings of the Audit Committee. The Audit Committee does not delegate its responsibilities to pre-approve services performed by the independent registered public accounting firm to management.

PART IV
Item 15. Exhibits, Financial Statement Schedules

The following documents are filed as part of this annual report:

(1)Financial Statements – Financial statements are included in Item 8. See the Index to the Consolidated Financial Statements on page F-1 of this annual report on Form 10-K.

(2)Financial Statement Schedules – None. We have omitted financial statement schedules because they are not required or are not applicable, or the required information is shown in the consolidated statements or notes to the consolidated financial statements included in this annual report on Form 10-K.

(3)Exhibits – The following is a list of all exhibits filed as a part of this annual report on Form 10-K, including those incorporated by reference

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

4.5*	Description of Securities
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

10.10
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

10.42
Loan Sale Agreement, dated as of March 26, 2020, by and between ORCC Financing IV LLC, as seller, and Owl Rock CLO III, Ltd., as purchaser (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q filed on May 5, 2020).

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

10.67
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

10.68
Amendment No. 7 to Credit Agreement, dated as of March 25, 2022, among ORCC Financing II LLC, as Borrower, the Lenders referred to therein, Natixis, New York Branch, as Administrative Agent, State Street Bank and Trust Company, as Collateral Agent, Collateral Administrator, Custodian and Cortland Capital Market Services LLC as Document Custodian (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on March 30, 2022).

10.69
First Supplemental Indenture, dated as of April 20, 2022, between Owl Rock CLO V, LLC, as Issuer and State Street Bank and Trust Company, as Trustee, to the Indenture and Security Agreement, dated as of November 20, 2020, among Owl Rock CLO V, Ltd., the Issuer, and the Trustee (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on April 26, 2022).

10.70
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

10.71
Indenture and Security Agreement, dated as of July 26, 2022 by and between Owl Rock CLO VII, LLC, as Issuer and State Street Bank and Trust Company, as Collateral Trustee (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on July 28, 2022).

10.72
Collateral Management Agreement, dated as of July 26, 2022, between Owl Rock CLO VII, LLC and Owl Rock Capital Advisors LLC (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on July 28, 2022).

10.73
Loan Sale Agreement, dated as of July 26, 2022, between Owl Rock Capital Corporation, as Seller and Owl Rock CLO VII, LLC, as Purchaser (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed on July 28, 2022).

10.74
Loan Sale Agreement, dated as of July 26, 2022, between ORCC Financing IV LLC, as Seller and Owl Rock CLO VII, LLC as Purchaser (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed on July 28, 2022).

10.75
Class A-L1 Credit Agreement, dated as of July 26, 2022, among Owl Rock CLO VII, LLC, as Borrower, State Street Bank and Trust Company, as Loan Agent, State Street Bank and Trust Company as Collateral Trustee and each of the Class A-L1 Lenders party thereto (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K, filed on July 28, 2022).

10.76
Class A-L2 Credit Agreement, dated as of July 26, 2022, among Owl Rock CLO VII, LLC as Borrower, the Lenders party thereto and State Street Bank and Trust Company as Loan Agent and as Collateral Trustee (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K, filed on July 28, 2022).

10.77
Amended and Restated Senior Secured Revolving Credit Agreement, dated as of August 26, 2022, by and among Owl Rock Capital Corporation, the Lenders party thereto and Truist Bank, as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on August 30, 2022).

14.1*	Code of Ethics of Owl Rock Capital Corporation
21.1*	Subsidiary List
23.1*	Consent of KPMG LLP
24.1	Power of Attorney (included on signature pages hereto)
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1*	Report of the Independent Registered Public Accounting Firm on Supplemental Information
________________
* Filed herein.
** Furnished herein.
Item 16. Form 10-K Summary
Not applicable.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Owl Rock Capital Corporation

Date: February 22, 2023	By:	/s/ Jonathan Lamm
Jonathan Lamm
Chief Operating Officer and Chief Financial Officer
Each person whose signature appears below constitutes and appoints Craig W. Packer and Jonathan Lamm, and each of them, such person’s true and lawful attorney-in-fact and agent, with full power of substitution and revocation, for such person and in such person’s name, place and stead, in any and all capacities, to sign one or more Annual Reports on Form 10-K for the fiscal year ended December 31, 2022, and any and all amendments thereto, and to file same with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as such person might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents and each of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities on February 22, 2023.

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
Bryan Cole