Form 10-Q
period 2023-03-31
Owl Rock Capital Corp
filed 2023-05-10
CIK 1655888

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal quarter ended March 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒
As of May 10, 2023, the registrant had 389,798,180 shares of common stock, $0.01 par value per share, outstanding.

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
•the impact of rising interest rates, elevated inflation rates, ongoing supply chain and labor market disruptions, instability in the U.S. and international banking systems, and the risk of recession and of a failure to increase the U.S. debt ceiling on our business prospects and the prospects of our portfolio companies;
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
•risks related to the uncertainty of the value of our portfolio investments, particularly those having no liquid trading market;;
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
•the effect of legal, tax and regulatory changes;
•the impact of information technology system failures, data security breaches, data privacy compliance, network disruptions, and cybersecurity attacks
•the impact of geo-political conditions, including revolution, insurgency, terrorism or war, including those arising out of the ongoing war between Russia and Ukraine and general uncertainty surrounding the financial and political stability of the United States, the United Kingdom, the European Union and China, on financial market volatility, global economic markets, and various markets for commodities globally such as oil and natural gas; and
•other risks, uncertainties and other factors previously identified in the reports and other documents we have filed with the Securities and Exchange Commission (“SEC”).
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
1

Item 1. Consolidated Financial Statements
Owl Rock Capital Corporation
Consolidated Statements of Assets and Liabilities
(Amounts in thousands, except share and per share amounts)

	March 31, 2023 (Unaudited)	December 31, 2022
Assets
Investments at fair value
Non-controlled, non-affiliated investments (amortized cost of $11,969,923 and $12,133,062, respectively)	$11,923,041	$12,010,369
Non-controlled, affiliated investments (amortized cost of $21,265 and $6,224, respectively)	21,215	6,175
Controlled, affiliated investments (amortized cost of $1,115,978, and $906,846, respectively)	1,212,995	993,801
Total investments at fair value (amortized cost of $13,107,166 and $13,046,132, respectively)	13,157,251	13,010,345
Cash (restricted cash of $86,443 and $96,420, respectively)	392,960	444,278
Foreign cash (cost of $6,496 and $809, respectively)	6,498	809
Interest receivable	96,086	108,085
Receivable from a controlled affiliate	22,026	17,709
Prepaid expenses and other assets	4,279	3,627
Total Assets	$13,679,100	$13,584,853
Liabilities
Debt (net of unamortized debt issuance costs of $91,267 and $95,647, respectively)	$7,383,214	$7,281,744
Distribution payable	128,971	129,517
Management fee payable	48,093	47,583
Incentive fee payable	37,728	34,462
Payables to affiliates	3,718	6,351
Accrued expenses and other liabilities	160,006	202,793
Total Liabilities	7,761,730	7,702,450
Commitments and contingencies (Note 7)
Net Assets
Common shares $0.01 par value, 500,000,000 shares authorized; 390,676,080 and 392,476,687 shares issued and outstanding, respectively	3,907	3,925
Additional paid-in-capital	5,948,602	5,970,674
Accumulated undistributed (overdistributed) earnings	(35,139)	(92,196)
Total Net Assets	5,917,370	5,882,403
Total Liabilities and Net Assets	$13,679,100	$13,584,853
Net Asset Value Per Share	$15.15	14.99

The accompanying notes are an integral part of these consolidated financial statements.

Owl Rock Capital Corporation
Consolidated Statements of Operations
(Amounts in thousands, except share and per share amounts)
(Unaudited)

	For the Three Months Ended March 31,
	2023	2022
Investment Income
Investment income from non-controlled, non-affiliated investments:
Interest income	$288,678	$208,599
Payment-in-kind interest income	43,055	22,411
Dividend income	17,833	11,728
Other income	2,964	3,848
Total investment income from non-controlled, non-affiliated investments	352,530	246,586
Investment income from controlled, affiliated investments:
Interest income	2,674	1,773
Dividend income	22,026	15,638
Other Income	392	162
Total investment income from controlled, affiliated investments	25,092	17,573
Total Investment Income	377,622	264,159
Expenses
Interest expense	103,955	61,378
Management fees	48,093	47,413
Performance based incentive fees	37,728	25,954
Professional fees	3,673	3,828
Directors’ fees	258	290
Other general and administrative	2,671	2,132
Total Operating Expenses	196,378	140,995
Net Investment Income (Loss) Before Taxes	181,244	123,164
Income tax expense (benefit)	3,385	808
Net Investment Income (Loss) After Taxes	$177,859	$122,356
Net Realized and Change in Unrealized Gain (Loss)
Net change in unrealized gain (loss):
Non-controlled, non-affiliated investments	$65,423	$(69,948)
Non-controlled, affiliated investments	(1)	—
Controlled, affiliated investments	10,254	(11,758)
Translation of assets and liabilities in foreign currencies	1,210	(481)
Income tax (provision) benefit	(281)	—
Total Net Change in Unrealized Gain (Loss)	76,605	(82,187)
Net realized gain (loss):
Non-controlled, non-affiliated investments	(52,483)	4,702
Foreign currency transactions	(139)	(885)
Total Net Realized Gain (Loss)	(52,622)	3,817
Total Net Realized and Change in Unrealized Gain (Loss)	23,983	(78,370)
Net Increase (Decrease) in Net Assets Resulting from Operations	$201,842	$43,986
Earnings Per Share - Basic and Diluted	$0.52	$0.11
Weighted Average Shares Outstanding - Basic and Diluted	391,049,102	394,309,578

The accompanying notes are an integral part of these consolidated financial statements.

Owl Rock Capital Corporation
Consolidated Schedule of Investments
As of March 31, 2023
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(4)(8)(34)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(2)(3)	Fair Value	Percentage of Net Assets
Non-controlled/non-affiliated portfolio company investments
Debt Investments
Advertising and media
Circana Group, L.P. (fka The NPD Group, L.P.)(14)(27)	First lien senior secured loan	S +	6.25% (2.75% PIK)	12/2028	$23,823	$23,373	$23,465	0.4%
Circana Group, L.P. (fka The NPD Group, L.P.)(10)(14)(27)	First lien senior secured revolving loan	S +	5.75%	12/2027	211	185	189	—%
Global Music Rights, LLC(12)(27)	First lien senior secured loan	L +	5.50%	8/2028	7,406	7,285	7,406	0.1%
Global Music Rights, LLC(10)(23)(27)	First lien senior secured revolving loan	L +	5.50%	8/2027	—	(10)	—	—%
					31,440	30,833	31,060	0.5%
Aerospace and defense
Aviation Solutions Midco, LLC (dba STS Aviation)(12)(27)	First lien senior secured loan	L +	7.25%	1/2025	212,187	210,752	206,882	3.5%
Peraton Corp.(6)(12)(27)	Second lien senior secured loan	L +	7.75%	2/2029	46,113	45,556	44,730	0.8%
Valence Surface Technologies LLC(15)(27)	First lien senior secured loan	S +	7.75% (3.88% PIK)	6/2025	129,675	128,909	103,740	1.8%
Valence Surface Technologies LLC(10)(15)(27)	First lien senior secured revolving loan	S +	7.75%	6/2025	10,569	10,513	8,445	0.1%
					398,544	395,730	363,797	6.2%
Asset based lending and fund finance
Hg Genesis 8 Sumoco Limited(21)(27)(29)	Unsecured facility	SA +	6.00% PIK	8/2025	46,328	49,165	46,327	0.8%
Hg Genesis 9 SumoCo Limited(19)(27)(29)	Unsecured facility	E +	7.00% PIK	3/2027	48,844	49,222	48,844	0.8%
Hg Saturn Luchaco Limited(21)(27)(29)	Unsecured facility	SA +	7.50% PIK	3/2026	130,098	142,392	128,797	2.2%
					225,270	240,779	223,968	3.8%
Automotive
Spotless Brands, LLC(15)(27)	First lien senior secured loan	S +	6.50%	7/2028	48,363	47,481	47,759	0.8%
Spotless Brands, LLC(10)(14)(27)	First lien senior secured revolving loan	S +	6.50%	7/2028	261	238	245	—%
					48,624	47,719	48,004	0.8%

Owl Rock Capital Corporation
Consolidated Schedule of Investments
As of March 31, 2023
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(4)(8)(34)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(2)(3)	Fair Value	Percentage of Net Assets
Buildings and real estate
Associations, Inc.(15)(27)	First lien senior secured loan	S +	6.50% (2.50% PIK)	7/2027	388,846	386,092	388,846	6.6%
Associations, Inc.(10)(15)(24)(27)	First lien senior secured delayed draw term loan	S +	6.50% (2.50% PIK)	6/2024	13,173	12,757	13,173	0.2%
Associations, Inc.(10)(23)(27)	First lien senior secured revolving loan	S +	6.50%	7/2027	—	(233)	—	—%
REALPAGE, INC.(6)(11)(27)	Second lien senior secured loan	L +	6.50%	4/2029	34,500	34,080	32,475	0.5%
					436,519	432,696	434,494	7.3%
Business services
Access CIG, LLC(12)(27)	Second lien senior secured loan	L +	7.75%	2/2026	58,760	58,451	58,613	1.0%
CIBT Global, Inc.(12)(27)(30)	First lien senior secured loan	L +	5.25% (4.25% PIK)	6/2025	903	615	524	—%
CIBT Global, Inc.(12)(27)(30)	Second lien senior secured loan	L +	7.75% PIK	12/2025	63,678	26,726	6,049	0.1%
Denali BuyerCo, LLC (dba Summit Companies)(12)(27)	First lien senior secured loan	L +	5.75%	9/2028	53,153	52,506	52,887	0.9%
Denali BuyerCo, LLC (dba Summit Companies)(10)(23)(27)	First lien senior secured revolving loan	L +	5.75%	9/2027	—	(22)	(15)	—%
Diamondback Acquisition, Inc. (dba Sphera)(11)(27)	First lien senior secured loan	L +	5.50%	9/2028	4,098	4,031	4,057	0.1%
Diamondback Acquisition, Inc. (dba Sphera)(10)(23)(24)(27)	First lien senior secured delayed draw term loan	L +	5.50%	9/2023	—	(8)	—	—%
Entertainment Benefits Group, LLC(14)(27)	First lien senior secured loan	S +	4.75%	5/2028	860	853	860	—%
Entertainment Benefits Group, LLC(10)(14)(27)	First lien senior secured revolving loan	S +	4.75%	4/2027	44	43	44	—%
Fullsteam Operations, LLC(12)(27)	First lien senior secured loan	L +	7.50% (3.00% PIK)	10/2027	10,251	10,030	10,149	0.2%
Gainsight, Inc.(12)(27)	First lien senior secured loan	L +	6.75% PIK	7/2027	21,827	21,569	21,609	0.4%
Gainsight, Inc.(10)(23)(27)	First lien senior secured revolving loan	L +	6.25%	7/2027	—	(42)	(34)	—%
Hercules Borrower, LLC (dba The Vincit Group)(12)(27)	First lien senior secured loan	L +	6.50%	12/2026	176,442	174,658	176,442	3.0%
Hercules Borrower, LLC (dba The Vincit Group)(10)(12)(27)	First lien senior secured revolving loan	L +	6.50%	12/2026	2,231	2,037	2,231	—%
Hercules Buyer, LLC (dba The Vincit Group)(22)(27)(33)	Unsecured notes		0.48% PIK	12/2029	5,160	5,160	5,159	0.1%
Kaseya Inc.(15)(27)	First lien senior secured loan	S +	5.75%	6/2029	18,732	18,388	18,685	0.3%
Kaseya Inc.(10)(23)(24)(27)	First lien senior secured delayed draw term loan	S +	5.75%	6/2024	—	(10)	—	—%
Kaseya Inc.(10)(23)(27)	First lien senior secured revolving loan	S +	5.75%	6/2029	—	(20)	(3)	—%

Owl Rock Capital Corporation
Consolidated Schedule of Investments
As of March 31, 2023
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(4)(8)(34)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(2)(3)	Fair Value	Percentage of Net Assets
KPSKY Acquisition, Inc. (dba BluSky)(14)(27)	First lien senior secured loan	S +	5.50%	10/2028	4,929	4,847	4,843	0.1%
Ping Identity Holding Corp.(14)(27)	First lien senior secured loan	S +	7.00%	10/2029	909	896	900	—%
Ping Identity Holding Corp.(10)(23)(27)	First lien senior secured revolving loan	S +	7.00%	10/2028	—	(1)	(1)	—%
					421,977	380,707	362,999	6.2%
Chemicals
Aruba Investments Holdings LLC (dba Angus Chemical Company)(11)(27)	Second lien senior secured loan	L +	7.75%	11/2028	10,000	9,885	9,850	0.2%
Douglas Products and Packaging Company LLC(15)(27)	First lien senior secured loan	S +	7.00%	6/2025	18,641	18,475	18,501	0.3%
Douglas Products and Packaging Company LLC(10)(23)(27)	First lien senior secured revolving loan	S +	7.00%	6/2025	—	(21)	(18)	—%
Gaylord Chemical Company, L.L.C.(12)(27)	First lien senior secured loan	L +	6.50%	3/2027	137,521	136,534	137,521	2.3%
Gaylord Chemical Company, L.L.C.(10)(23)(27)	First lien senior secured revolving loan	L +	6.50%	3/2026	—	(79)	—	—%
Velocity HoldCo III Inc. (dba VelocityEHS)(13)(27)	First lien senior secured loan	L +	5.75%	4/2027	21,936	21,578	21,936	0.4%
Velocity HoldCo III Inc. (dba VelocityEHS)(10)(11)(27)	First lien senior secured revolving loan	L +	5.75%	4/2026	268	249	268	—%
					188,366	186,621	188,058	3.2%
Consumer products
Conair Holdings LLC(12)(27)	Second lien senior secured loan	L +	7.50%	5/2029	187,500	186,340	172,500	2.9%
Feradyne Outdoors, LLC(16)(27)	First lien senior secured loan	S +	6.25%	2/2024	85,727	85,697	81,012	1.4%
Foundation Consumer Brands, LLC(12)(27)	First lien senior secured loan	L +	5.50%	2/2027	3,358	3,358	3,358	0.1%
Lignetics Investment Corp.(12)(27)	First lien senior secured loan	L +	6.00%	11/2027	34,902	34,552	34,379	0.6%
Lignetics Investment Corp.(10)(12)(27)	First lien senior secured revolving loan	L +	6.00%	10/2026	2,510	2,468	2,439	—%
SWK BUYER, Inc. (dba Stonewall Kitchen)(16)(27)	First lien senior secured loan	S +	5.25%	3/2029	749	736	723	—%
SWK BUYER, Inc. (dba Stonewall Kitchen)(10)(23)(24)(27)	First lien senior secured delayed draw term loan	S +	5.25%	3/2024	—	(1)	(4)	—%
SWK BUYER, Inc. (dba Stonewall Kitchen)(10)(16)(27)	First lien senior secured revolving loan	S +	5.25%	3/2029	40	39	38	—%
WU Holdco, Inc. (dba Weiman Products, LLC)(15)(27)	First lien senior secured loan	S +	5.50%	3/2026	202,343	200,125	194,756	3.3%
WU Holdco, Inc. (dba Weiman Products, LLC)(10)(15)(27)	First lien senior secured revolving loan	S +	5.50%	3/2025	9,987	9,844	9,267	0.2%
					527,116	523,158	498,468	8.5%

Owl Rock Capital Corporation
Consolidated Schedule of Investments
As of March 31, 2023
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(4)(8)(34)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(2)(3)	Fair Value	Percentage of Net Assets
Containers and packaging
Ascend Buyer, LLC (dba PPC Flexible Packaging)(15)(27)	First lien senior secured loan	S +	6.40%	10/2028	5,484	5,439	5,484	0.1%
Ascend Buyer, LLC (dba PPC Flexible Packaging)(10)(23)(27)	First lien senior secured revolving loan	S +	6.40%	9/2027	—	(4)	—	—%
Fortis Solutions Group, LLC(11)(27)	First lien senior secured loan	L +	5.50%	10/2028	4,617	4,540	4,513	0.1%
Fortis Solutions Group, LLC(10)(11)(27)	First lien senior secured revolving loan	L +	5.50%	10/2027	62	55	51	—%
Indigo Buyer, Inc. (dba Inovar Packaging Group)(15)(27)	First lien senior secured loan	S +	6.25%	5/2028	894	886	894	—%
Indigo Buyer, Inc. (dba Inovar Packaging Group)(10)(15)(27)	First lien senior secured revolving loan	S +	6.25%	5/2028	17	16	17	—%
Pregis Topco LLC(11)(27)	Second lien senior secured loan	L +	7.02%	8/2029	160,000	157,774	158,593	2.7%
					171,074	168,706	169,552	2.9%
Distribution
ABB/Con-cise Optical Group LLC(13)(27)	First lien senior secured loan	L +	7.50%	2/2028	67,245	66,381	65,732	1.1%
ABB/Con-cise Optical Group LLC(10)(13)(27)	First lien senior secured revolving loan	L +	7.50%	2/2028	6,722	6,635	6,722	0.1%
Aramsco, Inc.(11)(27)	First lien senior secured loan	L +	5.25%	8/2024	55,177	54,810	55,039	0.9%
Aramsco, Inc.(10)(17)(27)	First lien senior secured revolving loan	P +	4.25%	8/2024	5,027	4,978	5,006	0.1%
Endries Acquisition, Inc.(14)(27)	First lien senior secured loan	S +	6.25%	12/2025	236,994	235,154	236,994	4.0%
BradyIFS Holdings, LLC (fka Individual Foodservice Holdings, LLC)(15)(27)	First lien senior secured loan	S +	6.25%	11/2025	133,096	131,765	133,096	2.2%
BradyIFS Holdings, LLC (fka Individual Foodservice Holdings, LLC)(10)(23)(27)	First lien senior secured revolving loan	S +	6.25%	11/2024	—	(153)	—	—%
Offen, Inc.(14)(27)	First lien senior secured loan	S +	5.00%	6/2026	18,681	18,588	18,681	0.3%
					522,942	518,158	521,270	8.7%
Education
Learning Care Group (US) No. 2 Inc.(12)(27)	Second lien senior secured loan	L +	7.50%	3/2026	26,967	26,741	26,562	0.4%
Pluralsight, LLC(12)(27)	First lien senior secured loan	L +	8.00%	4/2027	99,450	98,687	97,958	1.7%
Pluralsight, LLC(10)(12)(27)	First lien senior secured revolving loan	L +	8.00%	4/2027	3,118	3,076	3,024	0.1%
					129,535	128,504	127,544	2.2%

Owl Rock Capital Corporation
Consolidated Schedule of Investments
As of March 31, 2023
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(4)(8)(34)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(2)(3)	Fair Value	Percentage of Net Assets
Financial services
Adenza Group, Inc.(11)(27)	First lien senior secured loan	L +	5.75%	12/2027	200,228	198,465	198,225	3.3%
Adenza Group, Inc.(10)(23)(24)(27)	First lien senior secured delayed draw term loan	L +	5.75%	7/2023	—	(31)	—	—%
Adenza Group, Inc.(10)(23)(27)	First lien senior secured revolving loan	L +	5.75%	12/2025	—	(129)	(182)	—%
Blackhawk Network Holdings, Inc.(12)(27)	Second lien senior secured loan	L +	7.00%	6/2026	106,400	105,916	106,134	1.8%
Blend Labs, Inc.(14)(27)	First lien senior secured loan	S +	7.50%	6/2026	67,500	66,348	65,813	1.1%
Blend Labs, Inc.(10)(23)(27)	First lien senior secured revolving loan	S +	7.50%	6/2026	—	(49)	(188)	—%
Muine Gall, LLC(9)(13)(27)(29)	First lien senior secured loan	L +	7.00% PIK	9/2024	261,493	263,284	260,839	4.4%
NMI Acquisitionco, Inc. (dba Network Merchants)(11)(27)	First lien senior secured loan	L +	5.75%	9/2025	24,983	24,877	24,795	0.4%
NMI Acquisitionco, Inc. (dba Network Merchants)(10)(11)(24)(27)	First lien senior secured delayed draw term loan	L +	5.75%	10/2023	5,908	5,836	5,864	0.1%
NMI Acquisitionco, Inc. (dba Network Merchants)(10)(23)(27)	First lien senior secured revolving loan	L +	5.75%	9/2025	—	(12)	(12)	—%
Smarsh Inc.(16)(27)	First lien senior secured loan	S +	6.50%	2/2029	762	755	758	—%
Smarsh Inc.(10)(16)(24)(27)	First lien senior secured delayed draw term loan	S +	6.50%	2/2024	95	94	94	—%
Smarsh Inc.(10)(15)(27)	First lien senior secured revolving loan	S +	6.50%	2/2029	2	1	1	—%
					667,371	665,355	662,141	11.1%
Food and beverage
Balrog Acquisition, Inc. (dba Bakemark)(12)(27)	Second lien senior secured loan	L +	7.00%	9/2029	22,000	21,842	21,780	0.4%
BP Veraison Buyer, LLC (dba Sun World)(15)(27)	First lien senior secured loan	S +	5.50%	5/2027	68,509	67,887	68,167	1.2%
BP Veraison Buyer, LLC (dba Sun World)(10)(23)(24)(27)	First lien senior secured delayed draw term loan	S +	5.50%	5/2023	—	(25)	—	—%
BP Veraison Buyer, LLC (dba Sun World)(10)(23)(27)	First lien senior secured revolving loan	S +	5.50%	5/2027	—	(75)	(44)	—%
H-Food Holdings, LLC(11)(27)	Second lien senior secured loan	L +	7.00%	3/2026	121,800	120,415	101,703	1.7%
Hissho Sushi Merger Sub LLC(15)(27)	First lien senior secured loan	S +	5.75%	5/2028	899	891	899	—%
Hissho Sushi Merger Sub LLC(10)(15)(27)	First lien senior secured revolving loan	S +	5.75%	5/2028	5	4	5	—%
Hometown Food Company(11)(27)	First lien senior secured loan	L +	5.00%	8/2023	13,173	13,149	13,173	0.2%
Hometown Food Company(10)(23)(27)	First lien senior secured revolving loan	L +	5.00%	8/2023	—	(7)	—	—%

Owl Rock Capital Corporation
Consolidated Schedule of Investments
As of March 31, 2023
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(4)(8)(34)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(2)(3)	Fair Value	Percentage of Net Assets
Innovation Ventures HoldCo, LLC (dba 5 Hour Energy)(14)(27)	First lien senior secured loan	S +	6.25%	3/2027	125,000	123,061	122,814	2.1%
Nellson Nutraceutical, LLC(15)(27)	First lien senior secured loan	S +	5.75%	12/2025	25,884	25,628	25,624	0.4%
The Better Being Co., LLC (fka Nutraceutical International Corporation)(11)(27)	First lien senior secured loan	L +	7.00%	9/2026	185,286	183,519	157,956	2.7%
The Better Being Co., LLC (fka Nutraceutical International Corporation)(11)(27)	First lien senior secured revolving loan	L +	7.00%	9/2025	13,578	13,477	11,576	0.2%
Ole Smoky Distillery, LLC(14)(27)	First lien senior secured loan	S +	5.25%	3/2028	875	860	862	—%
Ole Smoky Distillery, LLC(10)(23)(27)	First lien senior secured revolving loan	S +	5.25%	3/2028	—	(2)	(2)	—%
Recipe Acquisition Corp. (dba Roland Corporation)(15)	Second lien senior secured loan	S +	9.00%	12/2023	32,000	31,970	31,600	0.5%
Sara Lee Frozen Bakery, LLC (fka KSLB Holdings, LLC)(14)(27)	First lien senior secured loan	S +	4.50%	7/2025	43,295	42,973	40,698	0.7%
Sara Lee Frozen Bakery, LLC (fka KSLB Holdings, LLC)(10)(12)(27)	First lien senior secured revolving loan	L +	4.50%	7/2025	7,620	7,607	7,080	0.1%
Shearer's Foods, LLC(11)(27)	Second lien senior secured loan	L +	7.75%	9/2028	96,000	95,294	95,760	1.6%
Tall Tree Foods, Inc.(15)	First lien senior secured loan	S +	7.25% PIK	12/2023	61,084	59,461	60,439	1.0%
Tall Tree Foods, Inc.(10)(15)	First lien senior secured delayed draw term loan	S +	7.25% PIK	12/2023	1,500	1,007	1,500	—%
Ultimate Baked Goods Midco, LLC(14)(27)	First lien senior secured loan	S +	6.50%	8/2027	81,028	79,457	79,408	1.3%
Ultimate Baked Goods Midco, LLC(10)(14)(27)	First lien senior secured revolving loan	S +	6.50%	8/2027	1,243	1,062	1,044	—%
					900,779	889,455	842,042	14.1%
Healthcare equipment and services
Confluent Medical Technologies, Inc.(15)(27)	Second lien senior secured loan	S +	6.50%	2/2030	1,000	983	968	—%
CSC MKG Topco LLC (dba Medical Knowledge Group)(14)(27)	First lien senior secured loan	S +	5.75%	2/2029	1,271	1,249	1,252	—%
Medline Borrower, LP(10)(23)(27)	First lien senior secured revolving loan	L +	3.25%	10/2026	—	(115)	(306)	—%

Owl Rock Capital Corporation
Consolidated Schedule of Investments
As of March 31, 2023
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(4)(8)(34)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(2)(3)	Fair Value	Percentage of Net Assets
Nelipak Holding Company(12)(27)	First lien senior secured loan	L +	4.25%	7/2026	2,280	2,256	2,274	—%
Nelipak Holding Company(12)(27)	Second lien USD senior secured loan	L +	8.25%	7/2027	67,006	66,376	66,838	1.1%
Nelipak Holding Company(10)(12)(27)	First lien senior secured USD revolving loan	L +	4.25%	7/2024	2,546	2,509	2,528	—%
Nelipak Holding Company(10)(18)(27)	First lien senior secured EUR revolving loan	E +	4.50%	7/2024	1,747	1,603	1,729	—%
Nelipak Holding Company(19)(27)	Second lien EUR senior secured loan	E +	8.50%	7/2027	65,296	66,631	64,806	1.1%
Packaging Coordinators Midco, Inc.(12)(27)	Second lien senior secured loan	L +	7.00%	12/2029	196,044	192,894	186,731	3.2%
Patriot Acquisition TopCo S.A.R.L (dba Corza Health, Inc.) (15)(27)(29)	First lien senior secured loan	S +	6.75%	1/2028	135,028	133,346	133,001	2.2%
Patriot Acquisition TopCo S.A.R.L (dba Corza Health, Inc.) (10)(23)(27)(29)	First lien senior secured revolving loan	S +	6.75%	1/2026	—	(159)	(203)	—%
PerkinElmer U.S. LLC(15)(27)	First lien senior secured loan	S +	6.75%	3/2029	913	896	895	—%
Rhea Parent, Inc.(15)(27)	First lien senior secured loan	S +	5.75%	2/2029	768	755	756	—%
					473,899	469,224	461,269	7.6%
Healthcare providers and services
Covetrus Inc.(15)(27)	Second lien senior secured loan	S +	9.25%	10/2030	5,000	4,901	4,913	0.1%
Diagnostic Services Holdings, Inc. (dba Rayus Radiology)(11)(27)	First lien senior secured loan	L +	5.50%	3/2025	997	997	987	—%
Engage Debtco Limited(14)(27)(29)	First lien senior secured loan	S +	5.75%	7/2029	1,000	978	985	—%
National Dentex Labs LLC (fka Barracuda Dental LLC)(15)(27)	First lien senior secured loan	S +	8.00% (3.00% PIK)	4/2026	106,568	105,610	103,904	1.8%
National Dentex Labs LLC (fka Barracuda Dental LLC)(10)(15)(27)	First lien senior secured revolving loan	S +	7.00%	4/2026	7,961	7,834	7,727	0.1%
Natural Partners, LLC(15)(27)(29)	First lien senior secured loan	S +	6.00%	11/2027	922	907	910	—%
Natural Partners, LLC(10)(23)(27)(29)	First lien senior secured revolving loan	S +	6.00%	11/2027	—	(1)	(1)	—%
OB Hospitalist Group, Inc.(12)(27)	First lien senior secured loan	L +	5.50%	9/2027	94,549	93,057	93,367	1.6%
OB Hospitalist Group, Inc.(10)(15)(27)	First lien senior secured revolving loan	S +	5.50%	9/2027	5,857	5,631	5,668	0.1%
Ex Vivo Parent Inc. (dba OB Hospitalist)(12)(27)	First lien senior secured loan	L +	9.50% PIK	9/2028	59,903	58,925	58,555	1.0%
Pacific BidCo Inc.(15)(27)(29)	First lien senior secured loan	S +	5.75%	8/2029	30,924	30,204	30,460	0.5%
Pacific BidCo Inc.(10)(23)(24)(27)(29)	First lien senior secured delayed draw term loan	S +	5.75%	8/2025	—	(39)	(9)	—%

Owl Rock Capital Corporation
Consolidated Schedule of Investments
As of March 31, 2023
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(4)(8)(34)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(2)(3)	Fair Value	Percentage of Net Assets
Phoenix Newco, Inc. (dba Parexel)(11)(27)	Second lien senior secured loan	L +	6.50%	11/2029	190,000	188,345	188,100	3.2%
Plasma Buyer LLC (dba PathGroup)(15)(27)	First lien senior secured loan	S +	5.75%	5/2029	677	665	667	—%
Plasma Buyer LLC (dba PathGroup)(10)(23)(24)(27)	First lien senior secured delayed draw term loan	S +	5.75%	5/2024	—	(2)	(1)	—%
Plasma Buyer LLC (dba PathGroup)(10)(23)(27)	First lien senior secured revolving loan	S +	5.75%	5/2028	—	(1)	(1)	—%
PPV Intermediate Holdings, LLC(14)(27)	First lien senior secured loan	S +	5.75%	8/2029	895	878	883	—%
PPV Intermediate Holdings, LLC(10)(23)(24)(27)	First lien senior secured delayed draw term loan	S +	5.75%	9/2024	—	(1)	—	—%
PPV Intermediate Holdings, LLC(10)(23)(27)	First lien senior secured revolving loan	S +	5.75%	8/2029	—	(1)	(1)	—%
Premier Imaging, LLC (dba LucidHealth)(11)(27)	First lien senior secured loan	L +	6.00%	1/2025	42,935	42,641	42,505	0.7%
Quva Pharma, Inc.(12)(27)	First lien senior secured loan	L +	5.50%	4/2028	39,400	38,490	38,809	0.7%
Quva Pharma, Inc.(10)(12)(27)	First lien senior secured revolving loan	L +	5.50%	4/2026	2,640	2,567	2,580	—%
Tivity Health, Inc.(15)(27)	First lien senior secured loan	S +	6.00%	6/2029	995	972	988	—%
Unified Women's Healthcare, LP(14)(27)	First lien senior secured loan	S +	5.25%	6/2029	894	888	894	—%
Unified Women's Healthcare, LP(10)(24)(27)	First lien senior secured delayed draw term loan	S +	5.25%	6/2024	—	—	—	—%
Unified Women's Healthcare, LP(10)(23)(27)	First lien senior secured revolving loan	S +	5.25%	6/2029	—	(1)	—	—%
Vermont Aus Pty Ltd(15)(27)(29)	First lien senior secured loan	S +	5.50%	3/2028	990	969	973	—%
					593,107	585,413	583,862	9.8%
Healthcare technology
BCPE Osprey Buyer, Inc. (dba PartsSource)(12)(27)	First lien senior secured loan	L +	5.75%	8/2028	112,626	111,159	110,374	1.9%
BCPE Osprey Buyer, Inc. (dba PartsSource)(10)(23)(24)(27)	First lien senior secured delayed draw term loan	L +	5.75%	8/2023	—	(219)	(245)	—%
BCPE Osprey Buyer, Inc. (dba PartsSource)(10)(11)(27)	First lien senior secured revolving loan	L +	5.75%	8/2026	2,635	2,496	2,397	—%
Bracket Intermediate Holding Corp.(6)(12)(27)	First lien senior secured loan	L +	4.25%	9/2025	509	489	500	—%
Bracket Intermediate Holding Corp.(15)(27)	Second lien senior secured loan	S +	8.13%	9/2026	26,250	25,975	25,856	0.4%
GI Ranger Intermediate, LLC (dba Rectangle Health)(15)(27)	First lien senior secured loan	S +	6.00%	10/2028	4,574	4,497	4,482	0.1%
GI Ranger Intermediate, LLC (dba Rectangle Health)(10)(15)(27)	First lien senior secured revolving loan	S +	6.00%	10/2027	37	31	29	—%
Imprivata, Inc.(14)(27)	Second lien senior secured loan	S +	6.25%	12/2028	882	874	867	—%

Owl Rock Capital Corporation
Consolidated Schedule of Investments
As of March 31, 2023
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(4)(8)(34)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(2)(3)	Fair Value	Percentage of Net Assets
Ocala Bidco, Inc.(12)(27)	First lien senior secured loan	L +	6.25% (2.75% PIK)	11/2028	184,021	180,287	180,341	3.0%
Ocala Bidco, Inc.(10)(23)(24)(27)	First lien senior secured delayed draw term loan	L +	5.75%	5/2024	—	(192)	(142)	—%
Ocala Bidco, Inc.(12)(27)	Second lien senior secured loan	L +	10.50% PIK	11/2033	99,326	97,722	98,085	1.7%
Intelerad Medical Systems Incorporated (fka 11849573 Canada Inc.)(15)(27)(29)	First lien senior secured loan	S +	6.50%	8/2026	117,495	116,553	116,026	2.0%
Intelerad Medical Systems Incorporated (fka 11849573 Canada Inc.)(15)(27)(29)	First lien senior secured revolving loan	S +	6.50%	8/2026	4,590	4,561	4,533	0.1%
Interoperability Bidco, Inc. (dba Lyniate)(15)(27)	First lien senior secured loan	S +	7.00%	12/2026	66,287	65,942	65,790	1.1%
Interoperability Bidco, Inc. (dba Lyniate)(10)(15)(27)	First lien senior secured revolving loan	S +	7.00%	12/2024	1,580	1,535	1,540	—%
					620,812	611,710	610,433	10.3%
Household products
Aptive Environmental, LLC(22)(27)	First lien senior secured loan		12.00% (6.00% PIK)	1/2026	12,413	10,575	11,482	0.2%
HGH Purchaser, Inc. (dba Horizon Services)(15)(27)	First lien senior secured loan	S +	6.50%	11/2025	146,745	145,602	146,011	2.5%
HGH Purchaser, Inc. (dba Horizon Services)(15)(27)	First lien senior secured delayed draw term loan	S +	6.50%	11/2025	42,398	42,110	42,185	0.7%
HGH Purchaser, Inc. (dba Horizon Services)(10)(15)(27)	First lien senior secured revolving loan	S +	6.50%	11/2025	14,662	14,550	14,579	0.2%
Mario Purchaser, LLC (dba Len the Plumber)(14)(27)	First lien senior secured loan	S +	5.75%	4/2029	13,009	12,775	12,944	0.2%
Mario Purchaser, LLC (dba Len the Plumber)(10)(14)(24)(27)	First lien senior secured delayed draw term loan	S +	5.75%	4/2024	2,015	1,937	2,005	—%
Mario Purchaser, LLC (dba Len the Plumber)(10)(23)(27)	First lien senior secured revolving loan	S +	5.75%	4/2028	—	(23)	(7)	—%
Mario Midco Holdings, Inc. (dba Len the Plumber)(14)(27)	Unsecured facility	S +	10.75% PIK	4/2032	4,242	4,135	4,210	0.1%
SimpliSafe Holding Corporation(14)(27)	First lien senior secured loan	S +	6.25%	5/2028	6,142	6,034	6,096	0.1%
SimpliSafe Holding Corporation(10)(23)(24)(27)	First lien senior secured delayed draw term loan	S +	6.25%	5/2024	—	(7)	—	—%
					241,626	237,688	239,505	4.0%
Human resource support services
Cornerstone OnDemand, Inc.(11)(27)	Second lien senior secured loan	L +	6.50%	10/2029	115,833	114,334	111,200	1.9%
IG Investments Holdings, LLC (dba Insight Global)(12)(27)	First lien senior secured loan	L +	6.00%	9/2028	50,261	49,432	49,884	0.8%
IG Investments Holdings, LLC (dba Insight Global)(10)(23)(27)	First lien senior secured revolving loan	L +	6.00%	9/2027	—	(59)	(30)	—%
					166,094	163,707	161,054	2.7%

Owl Rock Capital Corporation
Consolidated Schedule of Investments
As of March 31, 2023
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(4)(8)(34)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(2)(3)	Fair Value	Percentage of Net Assets
Infrastructure and environmental services
LineStar Integrity Services LLC(16)(27)	First lien senior secured loan	S +	7.25%	2/2026	52,389	52,471	49,770	0.8%
Tamarack Intermediate, L.L.C. (dba Verisk 3E)(15)(27)	First lien senior secured loan	S +	5.50%	3/2028	853	838	842	—%
Tamarack Intermediate, L.L.C. (dba Verisk 3E)(10)(15)(27)	First lien senior secured revolving loan	S +	5.50%	3/2028	23	21	21	—%
					53,265	53,330	50,633	0.8%
Insurance
Alera Group, Inc.(14)(27)	First lien senior secured loan	S +	6.00%	10/2028	34,725	34,085	34,638	0.6%
AmeriLife Holdings LLC(16)(27)	First lien senior secured loan	S +	5.75%	8/2029	725	712	718	—%
AmeriLife Holdings LLC(10)(16)(24)(27)	First lien senior secured delayed draw term loan	S +	5.75%	9/2024	121	118	120	—%
AmeriLife Holdings LLC(10)(23)(27)	First lien senior secured revolving loan	S +	5.75%	8/2028	—	(2)	(1)	—%
Ardonagh Midco 3 PLC(16)(27)(29)	First lien senior secured USD term loan	S +	6.00%	7/2026	26,784	26,407	26,650	0.5%
Ardonagh Midco 3 PLC(20)(27)(29)	First lien senior secured EUR term loan	E +	7.25%	7/2026	9,924	10,067	9,924	0.2%
Ardonagh Midco 3 PLC(21)(27)(29)	First lien senior secured GBP term loan	SA +	7.25%	7/2026	107,148	107,308	107,148	1.8%
Ardonagh Midco 3 PLC(20)(27)(29)	First lien senior secured GBP delayed draw term loan	E +	6.00%	7/2026	10,076	11,017	10,026	0.2%
Ardonagh Midco 2 PLC(22)(27)(29)	Unsecured notes		11.50%	1/2027	11,912	11,851	10,870	0.2%
Brightway Holdings, LLC(14)(27)	First lien senior secured loan	S +	6.50%	12/2027	26,574	26,300	26,042	0.4%
Brightway Holdings, LLC(10)(14)(27)	First lien senior secured revolving loan	S +	6.50%	12/2027	947	916	884	—%
Evolution BuyerCo, Inc. (dba SIAA)(15)(27)	First lien senior secured loan	S +	6.25%	4/2028	141,357	139,789	139,943	2.4%
Evolution BuyerCo, Inc. (dba SIAA)(10)(23)(27)	First lien senior secured revolving loan	S +	6.25%	4/2027	—	(104)	(107)	—%
Integrity Marketing Acquisition, LLC(12)(27)	First lien senior secured loan	L +	5.80%	8/2025	216,084	214,463	216,084	3.7%
Integrity Marketing Acquisition, LLC(10)(23)(27)	First lien senior secured revolving loan	L +	5.75%	8/2025	—	(89)	—	—%
Norvax, LLC (dba GoHealth)(14)(27)	First lien senior secured loan	S +	7.50%	9/2025	76,391	74,846	75,437	1.3%
Norvax, LLC (dba GoHealth)(10)(23)(27)	First lien senior secured revolving loan	S +	6.50%	9/2024	—	(54)	(153)	—%

Owl Rock Capital Corporation
Consolidated Schedule of Investments
As of March 31, 2023
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(4)(8)(34)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(2)(3)	Fair Value	Percentage of Net Assets
Peter C. Foy & Associates Insurance Services, LLC (dba PCF Insurance Services)(13)(27)	First lien senior secured loan	L +	6.00%	11/2028	134,566	133,441	134,566	2.3%
Peter C. Foy & Associates Insurance Services, LLC (dba PCF Insurance Services)(10)(23)(27)	First lien senior secured revolving loan	L +	6.00%	11/2027	—	(47)	—	—%
PCF Midco II, LLC (dba PCF Insurance Services)(22)(27)	First lien senior secured loan		9.00% PIK	10/2031	134,817	124,527	122,683	2.1%
Tempo Buyer Corp. (dba Global Claims Services)(15)(27)	First lien senior secured loan	S +	5.50%	8/2028	1,075	1,058	1,056	—%
Tempo Buyer Corp. (dba Global Claims Services)(10)(23)(24)(27)	First lien senior secured delayed draw term loan	S +	5.50%	8/2023	—	(2)	(2)	—%
Tempo Buyer Corp. (dba Global Claims Services)(10)(17)(27)	First lien senior secured revolving loan	P +	4.50%	8/2027	49	47	47	—%
THG Acquisition, LLC (dba Hilb)(11)(27)	First lien senior secured loan	L +	5.75%	12/2026	74,551	73,467	73,806	1.2%
THG Acquisition, LLC (dba Hilb)(10)(11)(27)	First lien senior secured revolving loan	L +	5.75%	12/2025	1,435	1,332	1,349	—%
USRP Holdings, Inc. (dba U.S. Retirement and Benefits Partners)(15)(27)	First lien senior secured loan	S +	5.50%	7/2027	38,598	38,006	38,115	0.6%
USRP Holdings, Inc. (dba U.S. Retirement and Benefits Partners)(10)(23)(27)	First lien senior secured revolving loan	S +	5.50%	7/2027	—	(61)	(53)	—%
KUSRP Intermediate, Inc. (dba U.S. Retirement and Benefits Partners)(11)(27)	First lien senior secured loan	L +	9.50% PIK	7/2028	36,989	36,486	36,712	0.6%
					1,084,848	1,065,884	1,066,502	18.1%
Internet software and services
3ES Innovation Inc. (dba Aucerna)(11)(27)(29)	First lien senior secured loan	L +	6.50%	5/2025	60,479	60,125	60,479	1.0%
3ES Innovation Inc. (dba Aucerna)(10)(11)(27)(29)	First lien senior secured revolving loan	L +	6.50%	5/2025	1,700	1,683	1,700	—%
Accela, Inc.(14)	First lien senior secured loan	S +	7.50% (4.25% PIK)	9/2024	28,001	27,873	27,861	0.5%
Accela, Inc.(10)(23)	First lien senior secured revolving loan	S +	7.00%	9/2024	—	—	(15)	—%
Anaplan, Inc.(14)(27)	First lien senior secured loan	S +	6.50%	6/2029	135,082	133,842	135,082	2.3%
Anaplan, Inc.(10)(23)(27)	First lien senior secured revolving loan	S +	6.50%	6/2028	—	(85)	—	—%
Apptio, Inc.(12)(27)	First lien senior secured loan	L +	5.00%	1/2025	50,916	50,461	50,916	0.9%
Apptio, Inc.(10)(12)(27)	First lien senior secured revolving loan	L +	6.00%	1/2025	2,501	2,484	2,501	—%
Armstrong Bidco Limited (dba The Access Group)(21)(27)(29)	First lien senior secured loan	SA +	5.50%	6/2029	2,405	2,338	2,387	—%
Armstrong Bidco Limited (dba The Access Group)(10)(21)(24)(27)(29)	First lien senior secured delayed draw term loan	SA +	5.50%	6/2025	974	946	966	—%

Owl Rock Capital Corporation
Consolidated Schedule of Investments
As of March 31, 2023
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(4)(8)(34)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(2)(3)	Fair Value	Percentage of Net Assets
Bayshore Intermediate #2, L.P. (dba Boomi)(11)(27)	First lien senior secured loan	L +	7.75% PIK	10/2028	95,784	94,218	94,347	1.6%
Bayshore Intermediate #2, L.P. (dba Boomi)(10)(11)(27)	First lien senior secured revolving loan	L +	6.75%	10/2027	1,384	1,267	1,280	—%
BCPE Nucleon (DE) SPV, LP(13)(27)(29)	First lien senior secured loan	L +	7.00%	9/2026	189,778	187,895	189,303	3.2%
BCTO BSI Buyer, Inc. (dba Buildertrend)(15)(27)	First lien senior secured loan	S +	8.00% PIK	12/2026	54,009	53,609	54,009	0.9%
BCTO BSI Buyer, Inc. (dba Buildertrend)(10)(23)(27)	First lien senior secured revolving loan	S +	8.00%	12/2026	—	(79)	—	—%
Catalis Intermediate, Inc. (fka GovBrands Intermediate, Inc.)(12)(27)	First lien senior secured loan	L +	5.50%	8/2027	10,524	10,322	9,919	0.2%
Catalis Intermediate, Inc. (fka GovBrands Intermediate, Inc.)(10)(12)(24)(27)	First lien senior secured delayed draw term loan	L +	5.50%	8/2023	2,368	2,313	2,182	—%
Catalis Intermediate, Inc. (fka GovBrands Intermediate, Inc.)(10)(12)(27)	First lien senior secured revolving loan	L +	5.50%	8/2027	714	699	668	—%
Centrify Corporation(12)(27)	First lien senior secured loan	L +	6.00%	3/2028	66,060	64,805	65,565	1.1%
Centrify Corporation(10)(12)(27)	First lien senior secured revolving loan	L +	6.00%	3/2027	3,409	3,277	3,357	0.1%
CivicPlus, LLC(12)(27)	First lien senior secured loan	L +	6.75% (2.50% PIK)	8/2027	34,910	34,624	34,910	0.6%
CivicPlus, LLC(10)(23)(27)	First lien senior secured revolving loan	L +	6.25%	8/2027	—	(21)	—	—%
CP PIK DEBT ISSUER, LLC (dba CivicPlus, LLC)(16)(27)	Unsecured notes	S +	11.75% PIK	6/2034	18,075	17,604	17,984	0.3%
Coupa Holdings, LLC(14)(27)	First lien senior secured loan	S +	7.50%	2/2030	785	766	766	—%
Coupa Holdings, LLC(10)(23)(24)(27)	First lien senior secured delayed draw term loan	S +	7.50%	8/2024	—	(1)	(1)	—%
Coupa Holdings, LLC(10)(23)(27)	First lien senior secured revolving loan	S +	7.50%	2/2029	—	(1)	(1)	—%
Delta TopCo, Inc. (dba Infoblox, Inc.)(15)(27)	Second lien senior secured loan	S +	7.25%	12/2028	15,000	14,943	13,950	0.2%
EET Buyer, Inc. (dba e-Emphasys)(13)(27)	First lien senior secured loan	L +	5.25%	11/2027	4,500	4,464	4,500	0.1%
EET Buyer, Inc. (dba e-Emphasys)(10)(23)(27)	First lien senior secured revolving loan	L +	5.25%	11/2027	—	(3)	—	—%
Forescout Technologies, Inc.(12)(27)	First lien senior secured loan	L +	9.50% PIK	8/2026	106,142	105,255	106,031	1.8%
Forescout Technologies, Inc.(10)(23)(24)(27)	First lien senior secured delayed draw term loan	L +	8.00%	7/2024	—	(200)	—	—%
Forescout Technologies, Inc.(12)(27)	First lien senior secured revolving loan	L +	8.50%	8/2025	5,345	5,301	5,345	0.1%

Owl Rock Capital Corporation
Consolidated Schedule of Investments
As of March 31, 2023
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(4)(8)(34)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(2)(3)	Fair Value	Percentage of Net Assets
Genesis Acquisition Co. (dba Procare Software)(13)(27)	First lien senior secured loan	L +	3.75%	7/2024	17,895	17,807	17,627	0.3%
Genesis Acquisition Co. (dba Procare Software)(13)(27)	First lien senior secured revolving loan	L +	3.75%	7/2024	2,637	2,625	2,597	—%
Granicus, Inc.(11)(27)	First lien senior secured loan	L +	5.50%	1/2027	15,914	15,656	15,596	0.3%
Granicus, Inc.(10)(11)(27)	First lien senior secured revolving loan	L +	6.50%	1/2027	624	605	600	—%
H&F Opportunities LUX III S.À R.L (dba Checkmarx)(11)(27)(29)	First lien senior secured loan	L +	7.50%	4/2026	51,567	50,682	51,567	0.9%
H&F Opportunities LUX III S.À R.L (dba Checkmarx)(10)(23)(27)(29)	First lien senior secured revolving loan	L +	7.50%	4/2026	—	(247)	—	—%
Hyland Software, Inc.(6)(11)(27)	Second lien senior secured loan	L +	6.25%	7/2025	15,482	15,473	14,735	0.2%
Litera Bidco LLC(14)(27)	First lien senior secured loan	S +	5.50%	5/2026	148,298	147,087	148,136	2.5%
Litera Bidco LLC(10)(23)(27)	First lien senior secured revolving loan	S +	5.50%	5/2026	—	(28)	(14)	—%
MessageBird BidCo B.V.(11)(27)(29)	First lien senior secured loan	L +	6.75%	5/2027	77,000	75,746	75,653	1.3%
MINDBODY, Inc.(11)(27)	First lien senior secured loan	L +	7.00%	2/2025	67,637	67,358	67,298	1.1%
MINDBODY, Inc.(10)(23)(27)	First lien senior secured revolving loan	L +	7.00%	2/2025	—	(19)	(30)	—%
Ministry Brands Holdings, LLC(15)(27)	First lien senior secured loan	S +	5.50%	12/2028	699	687	685	—%
Ministry Brands Holdings, LLC(10)(11)(24)(27)	First lien senior secured delayed draw term loan	L +	5.50%	12/2023	29	26	26	—%
Ministry Brands Holdings, LLC(10)(11)(27)	First lien senior secured revolving loan	L +	5.50%	12/2027	17	16	16	—%
Proofpoint, Inc.(11)(27)	Second lien senior secured loan	L +	6.25%	8/2029	19,600	19,517	18,424	0.3%
QAD, Inc.(11)(27)	First lien senior secured loan	L +	6.00%	11/2027	26,306	25,881	25,714	0.4%
QAD, Inc.(10)(23)(27)	First lien senior secured revolving loan	L +	6.00%	11/2027	—	(53)	(77)	—%
SailPoint Technologies Holdings, Inc.(14)(27)	First lien senior secured loan	S +	6.25%	8/2029	45,640	44,737	45,070	0.8%
SailPoint Technologies Holdings, Inc.(10)(23)(27)	First lien senior secured revolving loan	S +	6.25%	8/2028	—	(78)	(54)	—%
Securonix, Inc.(15)(27)	First lien senior secured loan	S +	6.50%	4/2028	847	840	835	—%
Securonix, Inc.(10)(23)(27)	First lien senior secured revolving loan	S +	6.50%	4/2028	—	(1)	(2)	—%

Owl Rock Capital Corporation
Consolidated Schedule of Investments
As of March 31, 2023
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(4)(8)(34)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(2)(3)	Fair Value	Percentage of Net Assets
Tahoe Finco, LLC(11)(27)(29)	First lien senior secured loan	L +	6.00%	9/2028	123,256	122,235	121,715	2.1%
Tahoe Finco, LLC(10)(23)(27)(29)	First lien senior secured revolving loan	L +	6.00%	10/2027	—	(69)	(116)	—%
Thunder Purchaser, Inc. (dba Vector Solutions)(12)(27)	First lien senior secured loan	L +	5.75%	6/2028	63,988	63,481	63,349	1.1%
Thunder Purchaser, Inc. (dba Vector Solutions)(10)(12)(24)(27)	First lien senior secured delayed draw term loan	L +	5.75%	8/2023	3,918	3,883	3,879	0.1%
Thunder Purchaser, Inc. (dba Vector Solutions)(10)(12)(27)	First lien senior secured revolving loan	L +	5.75%	6/2027	2,413	2,385	2,374	—%
When I Work, Inc.(12)(27)	First lien senior secured loan	L +	7.00% PIK	11/2027	5,293	5,253	5,200	0.1%
When I Work, Inc.(10)(12)(27)	First lien senior secured revolving loan	L +	6.00%	11/2027	92	85	76	—%
Zendesk, Inc.(15)(27)	First lien senior secured loan	S +	7.00% (3.50% PIK)	11/2028	69,409	68,082	68,194	1.2%
Zendesk, Inc.(10)(23)(24)(27)	First lien senior secured delayed draw term loan	S +	7.00%	11/2024	—	(605)	(130)	—%
Zendesk, Inc.(10)(23)(27)	First lien senior secured revolving loan	S +	7.00%	11/2028	—	(134)	(125)	—%
					1,649,406	1,629,637	1,634,809	27.6%
Leisure and entertainment
Troon Golf, L.L.C.(13)(27)	First lien senior secured loan	L +	5.75%	8/2027	279,527	278,452	279,527	4.7%
Troon Golf, L.L.C.(10)(23)(27)	First lien senior secured revolving loan	L +	5.75%	8/2026	—	(72)	—	—%
					279,527	278,380	279,527	4.7%
Manufacturing
BCPE Watson (DE) ORML, LP(9)(16)(27)(29)	First lien senior secured loan	S +	6.50%	7/2028	15,000	14,864	14,888	0.3%
Gloves Buyer, Inc. (dba Protective Industrial Products)(11)(27)	Second lien senior secured loan	L +	8.25%	12/2028	29,250	28,670	28,811	0.5%
Helix Acquisition Holdings, Inc. (dba MW Industries)(15)(27)	First lien senior secured loan	S +	7.00%	3/2030	1,000	970	970	—%
Ideal Tridon Holdings, Inc.(12)(27)	First lien senior secured loan	L +	5.25%	7/2024	52,696	52,469	52,696	0.9%
Ideal Tridon Holdings, Inc.(10)(11)(27)	First lien senior secured revolving loan	L +	5.25%	7/2023	3,846	3,846	3,846	0.1%
MHE Intermediate Holdings, LLC (dba OnPoint Group)(14)(27)	First lien senior secured loan	S +	6.00%	7/2027	181,315	179,927	180,408	3.0%
MHE Intermediate Holdings, LLC (dba OnPoint Group)(10)(14)(27)	First lien senior secured revolving loan	S +	6.00%	7/2027	2,175	2,064	2,097	—%
PHM Netherlands Midco B.V. (dba Loparex)(12)(27)	First lien senior secured loan	L +	4.50%	7/2026	776	740	755	—%
PHM Netherlands Midco B.V. (dba Loparex)(12)(27)	Second lien senior secured loan	L +	8.75%	7/2027	112,000	106,965	109,760	1.9%

Owl Rock Capital Corporation
Consolidated Schedule of Investments
As of March 31, 2023
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(4)(8)(34)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(2)(3)	Fair Value	Percentage of Net Assets
Safety Products/JHC Acquisition Corp. (dba Justrite Safety Group)(14)(27)	First lien senior secured loan	S +	4.50%	6/2026	13,745	13,676	13,505	0.2%
Sonny's Enterprises LLC(15)(27)	First lien senior secured loan	S +	6.75%	8/2026	229,321	226,590	229,321	3.9%
Sonny's Enterprises LLC(10)(23)(27)	First lien senior secured revolving loan	S +	6.75%	8/2025	—	(169)	—	—%
					641,124	630,612	637,057	10.8%
Oil and gas
Project Power Buyer, LLC (dba PEC-Veriforce)(15)(27)	First lien senior secured loan	S +	7.00%	5/2026	44,517	44,200	43,849	0.7%
Project Power Buyer, LLC (dba PEC-Veriforce)(10)(23)(27)	First lien senior secured revolving loan	S +	7.00%	5/2025	—	(14)	(48)	—%
Zenith Energy U.S. Logistics Holdings, LLC(11)(27)	First lien senior secured loan	L +	5.50%	12/2024	20,722	20,568	20,722	0.4%
					65,239	64,754	64,523	1.1%
Professional services
AmSpec Group, Inc. (fka AmSpec Services Inc.)(13)(27)	First lien senior secured loan	L +	5.75%	7/2024	108,841	108,340	108,569	1.8%
AmSpec Group, Inc. (fka AmSpec Services Inc.)(10)(13)(27)	First lien senior secured revolving loan	L +	4.75%	7/2024	1,808	1,755	1,772	—%
Apex Group Treasury LLC(12)(27)(29)	Second lien senior secured loan	L +	6.75%	7/2029	44,147	43,518	42,823	0.7%
Apex Service Partners, LLC(16)(27)	First lien senior secured loan	S +	5.50%	7/2025	992	981	989	—%
Apex Service Partners, LLC(10)(12)(27)	First lien senior secured revolving loan	L +	5.25%	7/2025	25	24	25	—%
Apex Service Partners Intermediate 2, LLC(22)(27)	First lien senior secured loan		12.50% PIK	7/2027	51,717	50,653	51,071	0.9%
Gerson Lehrman Group, Inc.(15)(27)	First lien senior secured loan	S +	5.25%	12/2024	121,306	120,921	121,306	2.0%
Gerson Lehrman Group, Inc.(10)(23)(27)	First lien senior secured revolving loan	S +	5.25%	12/2024	—	(61)	—	—%
Guidehouse Inc.(14)(27)	First lien senior secured loan	S +	6.25%	10/2028	4,591	4,553	4,568	0.1%
Relativity ODA LLC(11)(27)	First lien senior secured loan	L +	7.50% PIK	5/2027	84,860	84,045	84,860	1.4%
Relativity ODA LLC(10)(23)(27)	First lien senior secured revolving loan	L +	6.50%	5/2027	—	(75)	—	—%
					418,287	414,654	415,983	6.9%

Owl Rock Capital Corporation
Consolidated Schedule of Investments
As of March 31, 2023
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(4)(8)(34)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(2)(3)	Fair Value	Percentage of Net Assets
Specialty retail
Galls, LLC(12)(27)	First lien senior secured loan	L +	6.75% (0.50% PIK)	1/2025	112,441	111,885	111,317	1.9%
Galls, LLC(10)(12)(27)	First lien senior secured revolving loan	L +	6.75%	1/2024	17,033	16,866	16,709	0.3%
Ideal Image Development, LLC(14)(27)	First lien senior secured loan	S +	6.50%	9/2027	11,649	11,438	11,503	0.2%
Ideal Image Development, LLC(10)(23)(24)(27)	First lien senior secured delayed draw term loan	S +	6.50%	3/2024	—	(6)	—	—%
Ideal Image Development, LLC(14)(27)	First lien senior secured revolving loan	S +	6.50%	9/2027	1,829	1,797	1,806	—%
Milan Laser Holdings LLC(14)(27)	First lien senior secured loan	S +	5.00%	4/2027	23,994	23,821	23,994	0.4%
Milan Laser Holdings LLC(10)(23)(27)	First lien senior secured revolving loan	S +	5.00%	4/2026	—	(13)	—	—%
Notorious Topco, LLC (dba Beauty Industry Group)(15)(27)	First lien senior secured loan	S +	6.75%	11/2027	109,079	107,741	107,716	1.8%
Notorious Topco, LLC (dba Beauty Industry Group)(10)(15)(24)(27)	First lien senior secured delayed draw term loan	S +	6.75%	11/2023	9,506	9,322	9,387	0.2%
Notorious Topco, LLC (dba Beauty Industry Group)(10)(15)(27)	First lien senior secured revolving loan	S +	6.75%	5/2027	1,915	1,807	1,796	—%
The Shade Store, LLC(15)(27)	First lien senior secured loan	S +	6.00%	10/2027	8,977	8,888	8,641	0.1%
The Shade Store, LLC(10)(15)(27)	First lien senior secured revolving loan	S +	6.00%	10/2026	636	628	602	—%
					297,059	294,174	293,471	4.9%
Transportation
Lazer Spot Holdings, Inc. (f/k/a Lazer Spot GB Holdings, Inc.)(13)(27)	First lien senior secured loan	L +	5.75%	12/2025	142,231	140,999	142,231	2.4%
Lazer Spot Holdings, Inc. (f/k/a Lazer Spot GB Holdings, Inc.)(10)(23)(27)	First lien senior secured revolving loan	L +	5.75%	12/2025	—	(208)	—	—%
Lytx, Inc.(14)(27)	First lien senior secured loan	S +	6.75%	2/2028	71,005	70,343	70,472	1.2%
Motus Group, LLC(11)(27)	Second lien senior secured loan	L +	6.50%	12/2029	10,810	10,715	10,621	0.2%
					224,046	221,849	223,324	3.8%
Total non-controlled/non-affiliated portfolio company debt investments					$11,477,896	$11,329,437	$11,195,349	188.6%

Equity Investments
Aerospace and defense
Space Exploration Technologies Corp.(27)(28)(31)	Class A Common Stock		N/A	N/A	46,605	2,556	3,589	0.1%
Space Exploration Technologies Corp.(27)(28)(31)	Class C Common Stock		N/A	N/A	9,360	446	721	—%
						3,002	4,310	0.1%

Owl Rock Capital Corporation
Consolidated Schedule of Investments
As of March 31, 2023
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(4)(8)(34)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(2)(3)	Fair Value	Percentage of Net Assets
Asset based lending and fund finance
Amergin Asset Management, LLC(27)(28)(29)(31)	Class A Units		N/A	N/A	50,000,000	—	—	—%
						—	—	—%
Automotive
CD&R Value Building Partners I, L.P. (dba Belron)(27)(28)(29)(31)	LP Interest		N/A	N/A	33,108	33,108	33,956	0.6%
Metis HoldCo, Inc. (dba Mavis Tire Express Services)(22)(27)(28)	Series A Convertible Preferred Stock		7.00% PIK	N/A	170,909	166,812	166,209	2.8%
						199,920	200,165	3.4%
Buildings and real estate
Associations Finance, Inc.(22)(27)(28)	Preferred Stock		12.00% PIK	N/A	54,800,000	57,086	57,895	1.0%
Dodge Construction Network Holdings, L.P.(27)(28)(31)	Class A-2 Common Units		N/A	N/A	2,181,629	1,859	1,855	—%
Dodge Construction Network Holdings, L.P.(27)(28)	Series A Preferred Units	S +	8.25%	N/A	—	45	45	—%
						58,990	59,795	1.0%
Business services
Denali Holding, LP (dba Summit Companies)(27)(28)(31)	Class A Units		N/A	N/A	337,460	3,431	4,344	0.1%
Hercules Buyer, LLC (dba The Vincit Group)(27)(28)(31)(33)	Common Units		N/A	N/A	2,190,000	2,191	2,301	—%
Knockout Intermediate Holdings I Inc. (dba Kaseya Inc.)(22)(27)(28)	Perpetual Preferred Stock		11.75% PIK	N/A	14,868	14,544	14,831	0.3%
						20,166	21,476	0.4%
Consumer Products
ASP Conair Holdings LP(27)(28)(31)	Class A Units		N/A	N/A	60,714	6,071	5,444	0.1%
						6,071	5,444	0.1%
Financial services
Blend Labs, Inc.(5)(27)(31)	Common stock		N/A	N/A	72,317	1,000	72	—%
Blend Labs, Inc.(27)(28)(31)	Warrants		N/A	N/A	179,529	975	1	—%
						1,975	73	—%
Food and beverage
H-Food Holdings, LLC(27)(28)(31)	LLC interest		N/A	N/A	10,875	10,875	9,338	0.2%
Hissho Sushi Holdings, LLC(27)(28)(31)	Class A units		N/A	N/A	7,502	75	83	—%
						10,950	9,421	0.2%

Owl Rock Capital Corporation
Consolidated Schedule of Investments
As of March 31, 2023
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(4)(8)(34)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(2)(3)	Fair Value	Percentage of Net Assets
Healthcare equipment and services
KPCI Holdings, L.P.(27)(28)(31)	Class A Units	N/A	N/A	30,425	32,285	35,039	0.6%
Maia Aggregator, LP(27)(28)(31)	Class A-2 Units	N/A	N/A	168,539	169	179	—%
Patriot Holdings SCSp (dba Corza Health, Inc.)(27)(28)(29)(31)	Class B Units	N/A	N/A	97,833	18	1,109	—%
Patriot Holdings SCSp (dba Corza Health, Inc.)(22)(27)(28)(29)	Class A Units	8.00% PIK	N/A	7,104	8,428	8,428	0.1%
Rhea Acquisition Holdings, LP(27)(28)(31)	Series A-2 Units	N/A	N/A	119,048	119	119	—%
					41,019	44,874	0.7%
Healthcare providers and services
KOBHG Holdings, L.P. (dba OB Hospitalist)(27)(28)(31)	Class A Interests	N/A	N/A	6,670	6,670	6,196	0.1%
					6,670	6,196	0.1%
Healthcare technology
BEHP Co-Investor II, L.P.(27)(28)(29)(31)	LP Interest	N/A	N/A	1,269,969	1,266	1,325	—%
WP Irving Co-Invest, L.P.(27)(28)(29)(31)	Partnership Units	N/A	N/A	1,250,000	1,250	1,304	—%
Minerva Holdco, Inc.(22)(27)(28)	Series A Preferred Stock	10.75% PIK	N/A	7,899	7,773	7,228	0.1%
					10,289	9,857	0.1%
Household products
Evology, LLC(27)(28)(31)	Class B Units	N/A	N/A	451	2,160	2,974	0.1%
					2,160	2,974	0.1%
Human resource support services
Sunshine Software Holdings, Inc. (dba Cornerstone OnDemand)(22)(27)(28)	Series A Preferred Stock	10.50% PIK	N/A	43,629	42,787	39,484	0.7%
					42,787	39,484	0.7%
Insurance
Accelerate Topco Holdings, LLC(27)(28)(31)	Common Units	N/A	N/A	513	14	14	—%
Evolution Parent, LP (dba SIAA)(27)(28)(31)	LP Interest	N/A	N/A	42,838	4,284	4,438	0.1%
GrowthCurve Capital Sunrise Co-Invest LP (dba Brightway)(27)(28)(31)	LP Interest	N/A	N/A	638	638	612	—%
GoHealth, Inc. (5)(27)(31)	Common stock	N/A	N/A	68,126	5,234	1,109	—%
PCF Holdco, LLC (dba PCF Insurance Services)(10)(22)(27)(28)	Series A Preferred Units	15.00% PIK	N/A	9,154,337	4,501	4,501	0.1%
PCF Holdco, LLC (dba PCF Insurance Services)(27)(28)(31)	Class A Units	N/A	N/A	14,772,724	37,464	67,457	1.1%
PCF Holdco, LLC (dba PCF Insurance Services)(27)(28)(31)	Class A Warrants	N/A	N/A	1,288,200	4,396	4,396	0.1%
					56,531	82,527	1.4%

Owl Rock Capital Corporation
Consolidated Schedule of Investments
As of March 31, 2023
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(4)(8)(34)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(2)(3)	Fair Value	Percentage of Net Assets
Internet and software services
BCTO WIW Holdings, Inc. (dba When I Work)(27)(28)(31)	Class A Common Stock		N/A	N/A	13,000	1,300	1,171	—%
Brooklyn Lender Co-Invest 2, L.P. (dba Boomi)(27)(28)(31)	Common Units		N/A	N/A	7,503,843	7,504	7,379	0.1%
Elliott Alto Co-Investor Aggregator L.P.(27)(28)(29)(31)	LP Interest		N/A	N/A	3,134	3,144	3,134	0.1%
Insight CP (Blocker) Holdings, L.P. (dba CivicPlus, LLC)(27)(28)(29)(31)	LP Interest		N/A	N/A	1,230	1,230	1,230	—%
MessageBird Holding B.V.(27)(28)(29)(31)	Extended Series C Warrants		N/A	N/A	122,890	753	102	—%
Picard Holdco, LLC(15)(27)(28)	Series A Preferred Stock	S +	12.00% PIK	N/A	27,580	26,864	26,891	0.5%
Project Alpine Co-Invest Fund, LP(27)(28)(29)(31)	LP Interest		N/A	N/A	10,006	10,006	10,000	0.2%
Project Hotel California Co-Invest Fund, L.P.(27)(28)(29)(31)	LP Interest		N/A	N/A	2,687	2,687	2,685	—%
Thunder Topco L.P. (dba Vector Solutions)(27)(28)(31)	Common Units		N/A	N/A	3,829,614	3,830	3,922	0.1%
VEPF Torreys Aggregator, LLC (dba MINDBODY, Inc.)(22)(27)(28)	Series A Preferred Stock		6.00% PIK	N/A	21,250	22,885	22,655	0.4%
WMC Bidco, Inc. (dba West Monroe)(22)(27)(28)	Senior Preferred Stock		11.25% PIK	N/A	18,946	18,569	17,904	0.3%
Zoro TopCo, Inc. (22)(27)(28)	Series A Preferred Stock		12.50% PIK	N/A	9,983	9,655	9,734	0.2%
Zoro TopCo, Inc. (27)(28)(31)	Class A Common Units		N/A	N/A	796,165	7,962	7,962	0.1%
						116,389	114,769	2.0%
Manufacturing
Gloves Holdings, LP (dba Protective Industrial Products)(27)(28)(31)	LP Interest		N/A	N/A	32,500	3,249	3,849	0.1%
Windows Entities(27)(28)(32)	LLC Units		N/A	N/A	31,849	60,318	122,478	2.1%
						63,567	126,327	2.2%
Total non-controlled/non-affiliated portfolio company equity investments						$640,486	$727,692	12.5%
Total non-controlled/non-affiliated portfolio company investments						$11,969,923	$11,923,041	201.1%

Non-controlled/affiliated portfolio company investments
Equity Investments
Pharmaceuticals
LSI Financing 1 DAC(25)(27)(28)(29)(31)	Preferred equity		N/A	N/A	6,174,611	$21,265	$21,215	0.4%
						$21,265	$21,215	0.4%
Total non-controlled/affiliated portfolio company investments						$21,265	$21,215	0.4%

Owl Rock Capital Corporation
Consolidated Schedule of Investments
As of March 31, 2023
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(4)(8)(34)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(2)(3)	Fair Value	Percentage of Net Assets
Controlled/affiliated portfolio company investments
Debt Investments
Advertising and media
Swipe Acquisition Corporation (dba PLI)(15)(26)(27)	First lien senior secured loan	S +	8.00%	6/2026	49,017	48,642	49,017	0.8%
Swipe Acquisition Corporation (dba PLI)(10)(15)(24)(26)(27)	First lien senior secured delayed draw term loan	S +	8.00%	12/2023	14,595	14,595	14,595	0.2%
Swipe Acquisition Corporation (dba PLI)(10)(26)(27)	Letter of Credit	S +	8.00%	6/2026	$—	$1	$—	—%
					$63,612	$63,238	$63,612	1.0%
Distribution
PS Operating Company LLC (fka QC Supply, LLC)(12)(26)	First lien senior secured loan	L +	6.00%	12/2024	13,241	12,976	12,778	0.2%
PS Operating Company LLC (fka QC Supply, LLC)(10)(12)(26)	First lien senior secured revolving loan	L +	6.00%	12/2024	3,807	3,721	3,633	0.1%
					17,048	16,697	16,411	0.3%
Household products
Walker Edison Furniture Company LLC(14)(26)(27)(30)	First lien senior secured loan	S +	6.75% PIK	3/2027	21,123	20,656	20,701	0.3%
Walker Edison Furniture Company LLC(10)(23)(26)(27)(30)	First lien senior secured delayed draw term loan	S +	6.75% PIK	3/2027	—	—	(56)	—%
Walker Edison Furniture Company LLC(14)(26)(27)(30)	First lien senior secured revolving loan	S +	6.25% PIK	3/2027	11,287	11,241	11,061	0.2%
					32,410	31,897	31,706	0.5%
Infrastructure and environmental services
Eagle Infrastructure Services, LLC(15)(26)	First lien senior secured loan	S +	7.50%	4/2028	87,441	85,693	85,693	1.4%
					87,441	85,693	85,693	1.4%
Total controlled/affiliated portfolio company debt investments					200,511	197,525	197,422	3.2%

Equity Investments
Advertising and media
New PLI Holdings, LLC (dba PLI)(26)(27)(28)(31)	Class A Common Units		N/A	N/A	86,745	48,007	97,908	1.7%
						48,007	97,908	1.7%
Asset based lending and fund finance
AAM Series 1.1 Rail and Domestic Intermodal Feeder, LLC(10)(26)(27)(28)(29)(31)	LLC Interest		N/A	N/A	4,006	4,006	4,036	0.1%
AAM Series 2.1 Aviation Feeder, LLC(10)(26)(27)(28)(29)(31)	LLC Interest		N/A	N/A	2,168	2,174	2,168	—%
Wingspire Capital Holdings LLC(9)(10)(26)(28)	LLC Interest		N/A	N/A	374,745	374,745	444,780	7.5%
						380,925	450,984	7.6%

Owl Rock Capital Corporation
Consolidated Schedule of Investments
As of March 31, 2023
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(4)(8)(34)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(2)(3)	Fair Value	Percentage of Net Assets
Distribution
PS Op Holdings LLC (fka QC Supply, LLC)(26)(28)(31)	Class A Common Units	N/A	N/A	248,271	4,300	3,949	0.1%
					$4,300	$3,949	0.1%
Household products
Walker Edison Holdco LLC(26)(27)(28)(31)	Common Units	N/A	N/A	245,906	23,762	23,761	0.4%
					23,762	23,761	0.4%
Infrastructure and environmental services
Eagle Infrastructure Super Holdco LLC(26)(27)(28)(31)	Common Units	N/A	N/A	576,276	24,058	24,058	0.4%
					24,058	24,058	0.4%
Insurance
Fifth Season Investments LLC(9)(26)(27)(28)(31)	Class A Units	N/A	N/A	28	94,937	94,937	1.6%
					94,937	94,937	1.6%
Investment funds and vehicles
ORCC Senior Loan Fund LLC (fka Sebago Lake LLC)(7)(9)(26)(28)(29)	LLC Interest	N/A	N/A	342,464	342,464	319,976	5.4%
					342,464	319,976	5.4%
Total controlled/affiliated portfolio company equity investments					$918,453	$1,015,573	17.2%
Total controlled/affiliated portfolio company investments					$1,115,978	$1,212,995	20.4%
Total Investments					$13,107,166	$13,157,251	221.9%

	Interest Rate Swaps as of March 31, 2023
	Company Receives	Company Pays	Maturity Date	Notional Amount	Hedged Instrument	Footnote Reference
Interest rate swap	5.25%	L + 2.937%	4/10/2024	400,000	2024 Notes	Note 6
Interest rate swap	2.63%	L + 1.655%	1/15/2027	500,000	2027 Notes	Note 6
Total				900,000
_______________
(1)Certain portfolio company investments are subject to contractual restrictions on sales. Refer to footnote 28 for additional information on our restricted securities.
(2)The amortized cost represents the original cost adjusted for the amortization or accretion of premium or discount , as applicable, on debt investments using the effective interest method.
(3)As of March 31, 2023, the net estimated unrealized loss for U.S. federal income tax purposes was $80.8 million based on a tax cost basis of $13.2 billion. As of March 31, 2023, the estimated aggregate gross unrealized loss for U.S. federal income tax purposes was $350.4 million and the estimated aggregate gross unrealized gain for U.S. federal income tax purposes was $269.6 million.
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
(10)Position or portion thereof is an unfunded loan or equity commitment. See Note 7 “Commitments and Contingencies”.
(11)The interest rate on these loans is subject to 1 month LIBOR, which as of March 31, 2023 was 4.86%.
(12)The interest rate on these loans is subject to 3 month LIBOR, which as of March 31, 2023 was 5.19%.
(13)The interest rate on these loans is subject to 6 month LIBOR, which as of March 31, 2023 was 5.31%.
(14)The interest rate on these loans is subject to 1 month SOFR, which as of March 31, 2023 was 4.80%.
(15)The interest rate on these loans is subject to 3 month SOFR, which as of March 31, 2023 was 4.91%.

Owl Rock Capital Corporation
Consolidated Schedule of Investments
As of March 31, 2023
(Amounts in thousands, except share amounts)
(Unaudited)
(16)The interest rate on these loans is subject to 6 month SOFR, which as of March 31, 2023 was 4.90%.
(17)The interest rate on these loans is subject to Prime, which as of March 31, 2023 was 8.00%.
(18)The interest rate on this loan is subject to 1 month EURIBOR, which as of March 31, 2023 was 2.92%.
(19)The interest rate on this loan is subject to 3 month EURIBOR, which as of March 31, 2023 was 3.04%.
(20)The interest rate on this loan is subject to 6 month EURIBOR, which as of March 31, 2023 was 3.34%.
(21)The interest rate on this loan is subject to SONIA, which as of March 31, 2023 was 4.18%.
(22)Contains a fixed-rate structure.
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
(25)As defined in the 1940 Act, the Company is deemed to be an “affiliated person” of this portfolio company as the Company owns more than 5% but less than 25% of the portfolio company's voting securities or has the power to exercise control over management or policies of such portfolio company, including through a management agreement (“non-controlled affiliate”). Transactions related to investments in non-controlled affiliates for the period ended March 31, 2023 were as follows:

($ in thousands)	Fair value as of December 31, 2022	Gross Additions (a)	Gross Reductions(b)	Change in Unrealized Gains (Losses)	Fair value as of March 31, 2023	Interest Income	Dividend Income	Other Income
LSI Financing 1 DAC	6,175	15,041	—	(1)	21,215	—	—	—
Total Non-Controlled Affiliates	$6,175	$15,041	$—	$(1)	$21,215	$—	$—	$—
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
(26)As defined in the 1940 Act, the Company is deemed to be both an “Affiliated Person” and has “Control” of this portfolio company as the Company owns more than 25% of the portfolio company’s outstanding voting securities or has the power to exercise control over management or policies of such portfolio company, including through a management agreement (“controlled affiliate”). The Company’s investment in controlled affiliates for the period ended March 31, 2023, were as follows:

($ in thousands)	Fair value as of December 31, 2022	Gross Additions (a)	Gross Reductions(b)	Change in Unrealized Gains (Losses)	Fair value as of March 31, 2023	Interest Income	Dividend Income	Other Income
Controlled Affiliates
AAM Series 1.1 Rail and Domestic Intermodal Feeder, LLC(d)	$—	$4,035	$(35)	$36	$4,036	$—	$—	$—
AAM Series 2.1 Aviation Feeder, LLC(d)	1,568	600	—	—	2,168	—	—	—
Eagle Infrastructure Super LLC	—	109,751	—	—	109,751	108	—	—
Fifth Season Investments LLC (fka Chapford SMA Partnership, L.P.)	89,680	5,257	—	—	94,937	—	—	—
ORCC Senior Loan Fund LLC (fka Sebago Lake LLC)(c)	288,981	23,625	—	7,370	319,976	—	10,247	—
PS Operating Company LLC (fka QC Supply, LLC)	20,361	12	—	(13)	20,360	470	—	1
Swipe Acquisition Corporation (dba PLI)	161,680	73	(445)	212	161,520	2,096	1,779	391
Walker Edison Furniture Company, LLC	—	55,467	—	—	55,467	—	—	—
Wingspire Capital Holdings LLC	431,531	27,600	(17,000)	2,649	444,780	—	10,000	—
Total Controlled Affiliates	$993,801	$226,420	$(17,480)	$10,254	$1,212,995	$2,674	$22,026	$392
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
As of March 31, 2023
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
(28)Securities acquired in transactions exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”) and may be deemed to be “restricted securities” under the Securities Act. As of March 31, 2023, the aggregate fair value of these securities is $1.8 billion or 29.8% of the Company’s net assets. The acquisition dates of the restricted securities are as follows:

Portfolio Company	Investment	Acquisition Date
AAM Series 1.1 Rail and Domestic Intermodal Feeder, LLC**	LLC Interest	7/1/2022
AAM Series 2.1 Aviation Feeder, LLC**	LLC Interest	7/1/2022
Amergin Asset Management, LLC	Class A Units	7/1/2022
Accelerate topco Holdings, LLC	Common Units	9/1/2022
ASP Conair Holdings LP	Class A Units	5/17/2021
Associations Finance, Inc.	Preferred Stock	6/10/2022
Windows Entities	LLC Units	1/16/2020
BCTO WIW Holdings, Inc. (dba When I Work)	Class A Common Stock	11/2/2021
BEHP Co-Investor II, L.P.	LP Interest	5/11/2022
WP Irving Co-Invest, L.P.	Partnership Units	5/18/2022
Blend Labs, Inc.	Warrants	7/2/2021
Brooklyn Lender Co-Invest 2, L.P. (dba Boomi)	Common Units	10/1/2021
CD&R Value Building Partners I, L.P. (dba Belron)	LP Interest	12/2/2021
Fifth Season Investments LLC (fka Chapford SMA Partnership, L.P.)**	Class A Units	7/18/2022
Denali Holding, LP (dba Summit Companies)	Class A Units	9/15/2021
Dodge Construction Network Holdings, LP	Class A-2 Common Units	2/23/2022
Dodge Construction Network Holdings, LP	Series A Preferred Units	2/23/2022
Eagle Infrastructure Super LLC**	Common Units	3/31/2023
Elliott Alto Co-Investor Aggregator L.P.	LP Interest	9/27/2022
Picard Holdco, LLC	Series A Preferred Stock	9/30/2022
Evology, LLC	Class B Units	1/24/2022
Evolution Parent, LP (dba SIAA)	LP Interest	4/30/2021
Gloves Holdings, LP (dba Protective Industrial Products)	LP Interest	12/29/2020
GrowthCurve Capital Sunrise Co-Invest LP (dba Brightway)	LP Interest	12/16/2021
Hercules Buyer, LLC (dba The Vincit Group)	Common Units	12/15/2020
Hissho Sushi Holdings, LLC	Class A units	5/17/2022
Insight CP (Blocker) Holdings, L.P. (dba CivicPlus, LLC)	LP Interest	6/8/2022
Knockout Intermediate Holdings I Inc. (dba Kaseya)	Perpetual Preferred Stock	6/23/2022
KOBHG Holdings, L.P. (dba OB Hospitalist)	Class A Interests	9/27/2021
Maia Aggregator, LP	Class A-2 Units	2/1/2022
H-Food Holdings, LLC	LLC Interest	11/23/2018
LSI Financing 1 DAC**	Preferred equity	12/14/2022
MessageBird Holding B.V.	Extended Series C Warrants	5/5/2021
Metis HoldCo, Inc. (dba Mavis Tire Express Services)	Series A Convertible Preferred Stock	5/4/2021
Minerva Holdco, Inc.	Series A Preferred Stock	2/15/2022
KPCI Holdings, L.P.	Class A Units	11/30/2020
Patriot Holdings SCSp (dba Corza Health, Inc.)	Class B Units	1/29/2021
Patriot Holdings SCSp (dba Corza Health, Inc.)	Class A Units	1/29/2021
PCF Holdco, LLC (dba PCF Insurance Services)	Class A Units	11/1/2021

Owl Rock Capital Corporation
Consolidated Schedule of Investments
As of March 31, 2023
(Amounts in thousands, except share amounts)
(Unaudited)

Portfolio Company	Investment	Acquisition Date
Project Alpine Co-Invest Fund, LP	LP Interest	6/10/2022
Project Hotel California Co-Invest Fund, L.P.	LP Interest	8/9/2022
PS Op Holdings LLC (fka QC Supply, LLC)**	Class A Common Units	12/21/2021
Rhea Acquisition Holdings, LP	Series A-2 Units	2/18/2022
ORCC Senior Loan Fund LLC (fka Sebago Lake LLC)*	LLC Interest	6/20/2017
Space Exploration Technologies Corp.	Class A Common Stock	3/25/2021
Space Exploration Technologies Corp.	Class C Common Stock	3/25/2021
Sunshine Software Holdings, Inc. (dba Cornerstone OnDemand)	Series A Preferred Stock	10/14/2021
New PLI Holdings, LLC (dba PLI)**	Class A Common Units	12/23/2020
Thunder Topco L.P. (dba Vector Solutions)	Common Units	6/30/2021
VEPF Torreys Aggregator, LLC (dba MINDBODY, Inc.)	Series A Preferred Stock	10/15/2021
Walker Edison Holdco LLC**	Common Units	3/1/2023
Wingspire Capital Holdings LLC**	LLC Interest	9/24/2019
WMC Bidco, Inc. (dba West Monroe)	Senior Preferred Stock	11/9/2021
Zoro TopCo, L.P.	Series A Preferred Stock	11/22/2022
Zoro TopCo, L.P.	Class A Common Units	11/22/2022
* Refer to Note 4 “Investments – ORCC Senior Loan Fund LLC,” for further information.
** Refer to Note 3 “Agreements and Related Party Transactions – Controlled/Affiliated Portfolio Companies”.
(29)This portfolio company is not a qualifying asset under Section 55(a) of the Investment Company Act of 1940, as amended (the “1940 Act”). Under the 1940 Act, the Company may not acquire any non-qualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of total assets. As of March 31, 2023, non-qualifying assets represented 13.9% of total assets as calculated in accordance with the regulatory requirements.
(30)Loan was on non-accrual status as of March 31, 2023.
(31)Investment is non-income producing.
(32)Investment represents multiple underlying investments, including Midwest Custom Windows, LLC, Greater Toronto Custom Windows, Corp., Garden State Custom Windows, LLC, Long Island Custom Windows, LLC, Jemico, LLC, Atlanta Custom Windows, LLC and Fairchester Custom Windows. Greater Toronto Custom Windows, Corp. is considered a non-qualifying asset, with a fair value of $9.2 million as of March 31, 2023.
(33)We invest in this portfolio company through underlying blocker entities Hercules Blocker 1 LLC, Hercules Blocker 2 LLC, Hercules Blocker 3 LLC, Hercules Blocker 4 LLC, and Hercules Blocker 5 LLC.
(34)Unless otherwise indicated, loan contains a variable rate structure and may be subject to an interest rate floor. Variable rate loans bear interest at a rate that may be determined by reference to either the London Interbank Offered Rate (“LIBOR” or “L”, which can include one-, three-, six- or twelve- month LIBOR), Secured Overnight Financing Rate ("SOFR" or "S," which can include one-, three- or six- month SOFR), Euro Interbank Offered Rate (“EURIBOR”), Great Britain Pound London Interbank Offered Rate (“GBPLIBOR” or “G”, which can include three- or six-month GBPLIBOR), SONIA ("SONIA” or "SA") or an alternate base rate (which can include the Federal Funds Effective Rate or the Prime Rate), at the borrower’s option, and which reset periodically based on the terms of the loan agreement.
The accompanying notes are an integral part of these consolidated financial statements.

Owl Rock Capital Corporation
Consolidated Schedule of Investments
As of December 31, 2022
(Amounts in thousands, except share amounts)

Company(1)(4)(8)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(2)(3)	Fair Value	Percentage of Net Assets
Non-controlled/non-affiliated portfolio company investments
Debt Investments
Advertising and media
Global Music Rights, LLC(10)(12)(27)	First lien senior secured loan	L +	5.50%	8/2028	$7,425	$7,300	$7,425	0.1%
Global Music Rights, LLC(10)(22)(23)(27)	First lien senior secured revolving loan	L +	5.50%	8/2027	—	(10)	—	—%
The NPD Group, L.P.(10)(14)(27)	First lien senior secured loan	S +	6.25% (incl. 2.75% PIK)	12/2028	23,717	23,252	23,243	0.4%
The NPD Group, L.P.(10)(14)(22)(27)	First lien senior secured revolving loan	S +	5.75%	12/2027	181	153	151	—%
					31,323	30,695	30,819	0.5%
Aerospace and defense
Aviation Solutions Midco, LLC (dba STS Aviation)(10)(12)(27)	First lien senior secured loan	L +	7.25%	1/2025	212,678	211,054	205,233	3.5%
Peraton Corp.(6)(10)(11)(27)	Second lien senior secured loan	L +	7.75%	2/2029	46,113	45,539	43,691	0.7%
Valence Surface Technologies LLC(10)(15)(27)	First lien senior secured loan	S +	7.75% (incl. 3.875% PIK)	6/2025	128,074	127,233	102,459	1.7%
Valence Surface Technologies LLC(10)(15)(22)(27)	First lien senior secured revolving loan	S +	7.75%	6/2025	10,408	10,345	8,316	0.1%
					397,273	394,171	359,699	6.0%
Asset based lending and fund finance
Hg Genesis 8 Sumoco Limited(10)(20)(27)(29)	Unsecured facility	SA +	6.00% (incl. 6.00% PIK)	8/2025	45,071	49,137	45,071	0.8%
Hg Genesis 9 SumoCo Limited(10)(18)(27)(29)	Unsecured facility	E +	7.00% (incl. 7.00% PIK)	3/2027	46,914	48,136	46,914	0.8%
Hg Saturn Luchaco Limited(10)(20)(27)(29)	Unsecured facility	SA +	7.50% (incl. 7.50% PIK)	3/2026	120,209	135,817	118,706	2.0%
					212,194	233,090	210,691	3.6%
Buildings and real estate
Associations, Inc.(10)(15)(27)	First lien senior secured loan	S +	6.50% (incl. 2.50% PIK)	7/2027	386,382	383,491	385,414	6.6%
Associations, Inc.(10)(15)(22)(24)(27)	First lien senior secured delayed draw term loan	S +	6.50% (incl. 2.50% PIK)	6/2024	3,714	3,274	3,590	0.1%
Associations, Inc.(10)(22)(23)(27)	First lien senior secured revolving loan	S +	4.00%	7/2027	—	(247)	(82)	—%
REALPAGE, INC.(10)(11)(27)	Second lien senior secured loan	L +	6.50%	4/2029	34,500	34,067	33,033	0.6%
					424,596	420,585	421,955	7.3%

Owl Rock Capital Corporation
Consolidated Schedule of Investments
As of December 31, 2022
(Amounts in thousands, except share amounts)

Company(1)(4)(8)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(2)(3)	Fair Value	Percentage of Net Assets
Business services
Access CIG, LLC(10)(11)(27)	Second lien senior secured loan	L +	7.75%	2/2026	58,760	58,429	58,465	1.0%
CIBT Global, Inc.(10)(12)(27)(30)	First lien senior secured loan	L +	5.25% (incl. 4.25% PIK)	6/2025	903	616	470	—%
CIBT Global, Inc.(10)(12)(27)(30)	Second lien senior secured loan	L +	7.75% (incl. 7.75% PIK)	12/2025	63,678	26,736	6,048	0.1%
Denali BuyerCo, LLC (dba Summit Companies)(10)(12)(27)	First lien senior secured loan	L +	5.75%	9/2028	43,339	42,786	42,905	0.7%
Denali BuyerCo, LLC (dba Summit Companies)(10)(12)(22)(24)(27)	First lien senior secured delayed draw term loan	L +	5.75%	9/2023	8,229	8,122	8,147	0.1%
Denali BuyerCo, LLC (dba Summit Companies)(10)(22)(23)(27)	First lien senior secured revolving loan	L +	5.75%	9/2027	—	(24)	(30)	—%
Diamondback Acquisition, Inc. (dba Sphera)(10)(11)(27)	First lien senior secured loan	L +	5.50%	9/2028	4,109	4,039	4,068	0.1%
Diamondback Acquisition, Inc. (dba Sphera)(10)(22)(23)(24)(27)	First lien senior secured delayed draw term loan	L +	5.50%	9/2023	—	(9)	—	—%
Entertainment Benefits Group, LLC(10)(14)(27)	First lien senior secured loan	S +	4.75%	5/2028	862	855	862	—%
Entertainment Benefits Group, LLC(10)(14)(22)(27)	First lien senior secured revolving loan	S +	4.75%	4/2027	89	88	89	—%
Fullsteam Operations, LLC(10)(12)(22)(24)(27)	First lien senior secured delayed draw term loan	L +	7.50% (incl. 3.00% PIK)	5/2024	6,121	5,940	5,994	0.1%
Gainsight, Inc.(10)(12)(27)	First lien senior secured loan	L +	6.75% (incl. 6.75% PIK)	7/2027	21,222	20,951	20,902	0.4%
Gainsight, Inc.(10)(22)(23)(27)	First lien senior secured revolving loan	L +	6.25%	7/2027	—	(45)	(50)	—%
Hercules Borrower, LLC (dba The Vincit Group)(10)(12)(27)	First lien senior secured loan	L +	6.50%	12/2026	176,892	175,005	176,447	3.0%
Hercules Borrower, LLC (dba The Vincit Group)(10)(13)(22)(27)	First lien senior secured revolving loan	L +	6.50%	12/2026	2,231	2,024	2,179	—%
Hercules Buyer, LLC (dba The Vincit Group)(21)(27)(33)	Unsecured notes		0.48% (incl. 0.48% PIK)	12/2029	5,160	5,160	5,160	0.1%

Owl Rock Capital Corporation
Consolidated Schedule of Investments
As of December 31, 2022
(Amounts in thousands, except share amounts)

Company(1)(4)(8)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(2)(3)	Fair Value	Percentage of Net Assets
Kaseya Inc.(10)(15)(27)	First lien senior secured loan	S +	5.75%	6/2029	18,732	18,377	18,544	0.3%
Kaseya Inc.(10)(22)(23)(24)(27)	First lien senior secured delayed draw term loan	S +	5.75%	6/2024	—	(10)	—	—%
Kaseya Inc.(10)(22)(23)(27)	First lien senior secured revolving loan	S +	5.75%	6/2029	—	(21)	(11)	—%
KPSKY Acquisition, Inc. (dba BluSky)(10)(11)(27)	First lien senior secured loan	L +	5.50%	10/2028	4,941	4,856	4,817	0.1%
Ping Identity Holding Corp.(10)(14)(27)	First lien senior secured loan	S +	7.00%	10/2029	909	896	895	—%
Ping Identity Holding Corp.(10)(22)(23)(27)	First lien senior secured revolving loan	S +	7.00%	10/2028	—	(1)	(1)	—%
					416,177	374,770	355,900	6.0%
Chemicals
Aruba Investments Holdings LLC (dba Angus Chemical Company)(10)(11)(27)	Second lien senior secured loan	L +	7.75%	11/2028	10,000	9,880	9,850	0.2%
Douglas Products and Packaging Company LLC(10)(14)(27)	First lien senior secured loan	S +	7.00%	6/2025	18,688	18,505	18,501	0.3%
Douglas Products and Packaging Company LLC(10)(22)(23)(27)	First lien senior secured revolving loan	S +	7.00%	6/2025	—	(24)	(24)	—%
Gaylord Chemical Company, L.L.C.(10)(12)(27)	First lien senior secured loan	L +	6.50%	3/2027	151,107	149,966	151,106	2.6%
Gaylord Chemical Company, L.L.C.(10)(22)(23)(27)	First lien senior secured revolving loan	L +	6.00%	3/2026	—	(86)	—	—%
Velocity HoldCo III Inc. (dba VelocityEHS)(10)(13)(27)	First lien senior secured loan	L +	5.75%	4/2027	21,992	21,614	21,992	0.4%
Velocity HoldCo III Inc. (dba VelocityEHS)(10)(11)(22)(27)	First lien senior secured revolving loan	L +	5.75%	4/2026	268	248	268	—%
					202,055	200,103	201,693	3.5%
Consumer products
Conair Holdings, LLC(10)(12)(27)	Second lien senior secured loan	L +	7.50%	5/2029	187,500	186,310	170,626	2.9%
Feradyne Outdoors, LLC(10)(14)(27)	First lien senior secured loan	S +	6.25%	2/2024	86,016	85,934	84,726	1.4%
Foundation Consumer Brands, LLC(10)(12)(27)	First lien senior secured loan	L +	5.50%	2/2027	3,456	3,456	3,447	0.1%
Lignetics Investment Corp.(10)(12)(27)	First lien senior secured loan	L +	6.00%	11/2027	31,059	30,733	30,438	0.5%
Lignetics Investment Corp.(10)(22)(23)(24)(27)	First lien senior secured delayed draw term loan	L +	6.00%	11/2023	—	(39)	(78)	—%
Lignetics Investment Corp.(10)(11)(22)(27)	First lien senior secured revolving loan	L +	6.00%	10/2026	2,824	2,778	2,729	—%

Owl Rock Capital Corporation
Consolidated Schedule of Investments
As of December 31, 2022
(Amounts in thousands, except share amounts)

Company(1)(4)(8)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(2)(3)	Fair Value	Percentage of Net Assets
SWK BUYER, Inc. (dba Stonewall Kitchen)(10)(16)(27)	First lien senior secured loan	S +	5.25%	3/2029	751	737	728	—%
SWK BUYER, Inc. (dba Stonewall Kitchen)(10)(22)(23)(24)(27)	First lien senior secured delayed draw term loan	S +	5.25%	3/2024	—	(2)	(4)	—%
SWK BUYER, Inc. (dba Stonewall Kitchen)(10)(14)(22)(27)	First lien senior secured revolving loan	S +	5.25%	3/2029	25	23	22	—%
WU Holdco, Inc. (dba Weiman Products, LLC)(10)(12)(27)	First lien senior secured loan	L +	5.50%	3/2026	202,864	200,481	197,793	3.4%
WU Holdco, Inc. (dba Weiman Products, LLC)(10)(12)(22)(27)	First lien senior secured revolving loan	L +	5.50%	3/2025	9,987	9,826	9,507	0.2%
					524,482	520,237	499,934	8.5%
Containers and packaging
Ascend Buyer, LLC (dba PPC Flexible Packaging)(10)(14)(27)	First lien senior secured loan	S +	6.25%	10/2028	5,498	5,451	5,457	0.1%
Ascend Buyer, LLC (dba PPC Flexible Packaging)(10)(22)(23)(27)	First lien senior secured revolving loan	S +	6.25%	9/2027	—	(4)	(4)	—%
Fortis Solutions Group, LLC(10)(12)(27)	First lien senior secured loan	L +	5.50%	10/2028	4,616	4,536	4,489	0.1%
Fortis Solutions Group, LLC(10)(22)(24)(27)	First lien senior secured delayed draw term loan	L +	5.50%	10/2023	—	—	—	—%
Fortis Solutions Group, LLC(10)(13)(22)(27)	First lien senior secured revolving loan	L +	5.50%	10/2027	62	54	49	—%
Indigo Buyer, Inc. (dba Inovar Packaging Group)(10)(15)(27)	First lien senior secured loan	S +	5.75%	5/2028	647	641	647	—%
Indigo Buyer, Inc. (dba Inovar Packaging Group)(10)(22)(24)(27)	First lien senior secured delayed draw term loan	S +	5.75%	5/2024	—	—	—	—%
Indigo Buyer, Inc. (dba Inovar Packaging Group)(10)(15)(22)(27)	First lien senior secured revolving loan	S +	5.75%	5/2028	17	16	17	—%
Pregis Topco LLC(10)(11)(27)	Second lien senior secured loan	L +	7.02%	8/2029	160,000	157,716	158,193	2.7%
					170,840	168,410	168,848	2.9%
Distribution
ABB/Con-cise Optical Group LLC(10)(13)(27)	First lien senior secured loan	L +	7.50%	2/2028	67,415	66,517	67,247	1.1%
ABB/Con-cise Optical Group LLC(10)(13)(22)(27)	First lien senior secured revolving loan	L +	7.50%	2/2028	6,722	6,631	6,704	0.1%
Aramsco, Inc.(10)(11)(27)	First lien senior secured loan	L +	5.25%	8/2024	55,322	54,893	55,183	0.9%
Aramsco, Inc.(10)(11)(22)(27)	First lien senior secured revolving loan	L +	5.25%	8/2024	1,676	1,618	1,655	—%

Owl Rock Capital Corporation
Consolidated Schedule of Investments
As of December 31, 2022
(Amounts in thousands, except share amounts)

Company(1)(4)(8)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(2)(3)	Fair Value	Percentage of Net Assets
Endries Acquisition, Inc.(10)(15)(27)	First lien senior secured loan	S +	6.25%	12/2025	237,607	235,615	237,607	4.0%
BradyIFS Holdings, LLC (fka Individual Foodservice Holdings, LLC)(10)(15)(27)	First lien senior secured loan	S +	6.25%	11/2025	133,438	131,992	133,104	2.3%
BradyIFS Holdings, LLC (fka Individual Foodservice Holdings, LLC)(10)(22)(23)(27)	First lien senior secured revolving loan	S +	6.25%	11/2024	—	(176)	(54)	—%
Offen, Inc.(10)(11)(27)	First lien senior secured loan	L +	5.00%	6/2026	18,695	18,596	18,695	0.3%
					520,875	515,686	520,141	8.7%
Education
Learning Care Group (US) No. 2 Inc.(10)(12)(27)	Second lien senior secured loan	L +	7.50%	3/2026	26,967	26,726	25,822	0.4%
Pluralsight, LLC(10)(12)(27)	First lien senior secured loan	L +	8.00%	4/2027	99,450	98,455	97,958	1.7%
Pluralsight, LLC(10)(11)(22)(27)	First lien senior secured revolving loan	L +	8.00%	4/2027	3,118	3,055	3,024	0.1%
					129,535	128,236	126,804	2.2%
Financial services
AxiomSL Group, Inc.(10)(11)(27)	First lien senior secured loan	L +	5.75%	12/2027	200,737	198,896	197,726	3.4%
AxiomSL Group, Inc.(10)(22)(23)(24)(27)	First lien senior secured delayed draw term loan	L +	5.75%	7/2023	—	(32)	(42)	—%
AxiomSL Group, Inc.(10)(22)(23)(27)	First lien senior secured revolving loan	L +	5.75%	12/2025	—	(141)	(273)	—%
Blackhawk Network Holdings, Inc.(10)(12)(27)	Second lien senior secured loan	L +	7.00%	6/2026	106,400	105,887	105,869	1.8%
Blend Labs, Inc.(10)(14)(27)	First lien senior secured loan	S +	7.50%	6/2026	67,500	66,275	66,319	1.1%
Blend Labs, Inc.(10)(22)(23)(27)	First lien senior secured revolving loan	S +	7.50%	6/2026	—	(52)	(131)	—%
Muine Gall, LLC(9)(10)(13)(27)(29)	First lien senior secured loan	L +	7.00% (incl. 7.00% PIK)	9/2024	261,493	262,995	254,956	4.3%
NMI Acquisitionco, Inc. (dba Network Merchants)(10)(11)(27)	First lien senior secured loan	L +	5.75%	9/2025	25,048	24,933	24,735	0.4%
NMI Acquisitionco, Inc. (dba Network Merchants)(10)(11)(22)(24)(27)	First lien senior secured delayed draw term loan	L +	5.75%	10/2023	5,923	5,844	5,834	0.1%
NMI Acquisitionco, Inc. (dba Network Merchants)(10)(22)(23)(27)	First lien senior secured revolving loan	L +	5.75%	9/2025	—	(13)	(21)	—%

Owl Rock Capital Corporation
Consolidated Schedule of Investments
As of December 31, 2022
(Amounts in thousands, except share amounts)

Company(1)(4)(8)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(2)(3)	Fair Value	Percentage of Net Assets
Smarsh Inc.(10)(16)(27)	First lien senior secured loan	S +	6.50%	2/2029	762	755	754	—%
Smarsh Inc.(10)(16)(22)(24)(27)	First lien senior secured delayed draw term loan	S +	6.50%	2/2024	95	93	94	—%
Smarsh Inc.(10)(22)(27)	First lien senior secured revolving loan	S +	6.50%	2/2029	—	—	—	—%
					667,958	665,440	655,820	11.1%
Food and beverage
Balrog Acquisition, Inc. (dba Bakemark)(10)(12)(27)	Second lien senior secured loan	L +	7.00%	9/2029	22,000	21,838	21,780	0.4%
BP Veraison Buyer, LLC (dba Sun World)(10)(12)(27)	First lien senior secured loan	L +	5.50%	5/2027	68,684	68,029	68,169	1.2%
BP Veraison Buyer, LLC (dba Sun World)(10)(22)(23)(24)(27)	First lien senior secured delayed draw term loan	L +	5.50%	5/2023	—	(26)	—	—%
BP Veraison Buyer, LLC (dba Sun World)(10)(22)(23)(27)	First lien senior secured revolving loan	L +	5.50%	5/2027	—	(79)	(65)	—%
H-Food Holdings, LLC(10)(11)(27)	Second lien senior secured loan	L +	7.00%	3/2026	121,800	120,316	105,053	1.8%
Hissho Sushi Merger Sub LLC(10)(15)(27)	First lien senior secured loan	S +	5.75%	5/2028	901	893	899	—%
Hissho Sushi Merger Sub LLC(10)(15)(22)(27)	First lien senior secured revolving loan	S +	5.75%	5/2028	14	13	14	—%
Hometown Food Company(10)(11)(27)	First lien senior secured loan	L +	5.00%	8/2023	14,560	14,516	14,560	0.2%
Hometown Food Company(10)(11)(22)(27)	First lien senior secured revolving loan	L +	5.00%	8/2023	847	836	847	—%
Innovation Ventures HoldCo, LLC (dba 5 Hour Energy)(10)(14)(27)	First lien senior secured loan	S +	6.25%	3/2027	125,000	122,950	122,500	2.1%
Nellson Nutraceutical, LLC(10)(14)(27)	First lien senior secured loan	S +	5.75%	12/2025	25,982	25,643	25,527	0.4%
Nutraceutical International Corporation(10)(11)(27)	First lien senior secured loan	L +	7.00%	9/2026	186,644	184,758	169,845	2.9%
Nutraceutical International Corporation(10)(11)(27)	First lien senior secured revolving loan	L +	7.00%	9/2025	13,578	13,467	12,356	0.2%
Ole Smoky Distillery, LLC(10)(14)(27)	First lien senior secured loan	S +	5.25%	3/2028	877	861	860	—%
Ole Smoky Distillery, LLC(10)(22)(23)(27)	First lien senior secured revolving loan	S +	5.25%	3/2028	—	(2)	(2)	—%
Recipe Acquisition Corp. (dba Roland Corporation)(10)(15)	Second lien senior secured loan	S +	9.00%	12/2023	32,000	31,960	31,520	0.5%

Owl Rock Capital Corporation
Consolidated Schedule of Investments
As of December 31, 2022
(Amounts in thousands, except share amounts)

Company(1)(4)(8)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(2)(3)	Fair Value	Percentage of Net Assets
Sara Lee Frozen Bakery, LLC (fka KSLB Holdings, LLC)(10)(12)(27)	First lien senior secured loan	L +	4.50%	7/2025	43,522	43,166	40,693	0.7%
Sara Lee Frozen Bakery, LLC (fka KSLB Holdings, LLC)(10)(12)(22)(27)	First lien senior secured revolving loan	L +	4.50%	7/2023	7,020	6,997	6,435	0.1%
Shearer's Foods, LLC(10)(11)(27)	Second lien senior secured loan	L +	7.75%	9/2028	115,200	114,325	114,624	1.9%
Tall Tree Foods, Inc.(10)(11)	First lien senior secured loan	L +	7.25%	1/2023	39,084	39,084	39,084	0.7%
Ultimate Baked Goods Midco, LLC(10)(11)(27)	First lien senior secured loan	L +	6.50%	8/2027	81,234	79,589	78,797	1.3%
Ultimate Baked Goods Midco, LLC(10)(11)(22)(27)	First lien senior secured revolving loan	L +	6.50%	8/2027	2,611	2,420	2,312	—%
					901,558	891,554	855,808	14.4%
Healthcare equipment and services
Confluent Medical Technologies, Inc.(10)(15)(27)	Second lien senior secured loan	S +	6.50%	2/2030	1,000	983	948	—%
CSC Mkg Topco LLC (dba Medical Knowledge Group)(10)(11)(27)	First lien senior secured loan	L +	5.75%	2/2029	1,274	1,252	1,246	—%
Medline Borrower, LP(10)(22)(23)(27)	First lien senior secured revolving loan	L +	2.25%	10/2026	—	(123)	(485)	—%
Nelipak Holding Company(10)(12)(27)	First lien senior secured loan	L +	4.25%	7/2026	2,286	2,260	2,269	—%
Nelipak Holding Company(10)(12)(27)	Second lien USD senior secured loan	L +	8.25%	7/2027	67,006	66,348	66,503	1.1%
Nelipak Holding Company(10)(12)(22)(27)	First lien senior secured USD revolving loan	L +	4.25%	7/2024	1,072	1,028	1,017	—%
Nelipak Holding Company(10)(18)(22)(27)	First lien senior secured EUR revolving loan	E +	4.50%	7/2024	2,574	2,516	2,522	—%
Nelipak Holding Company(10)(19)(27)	Second lien EUR senior secured loan	E +	8.50%	7/2027	64,142	66,603	63,340	1.1%
Packaging Coordinators Midco, Inc.(10)(12)(27)	Second lien senior secured loan	L +	7.00%	12/2029	196,044	192,817	185,261	3.1%
Patriot Acquisition TopCo S.A.R.L (dba Corza Health, Inc.) (10)(15)(27)(29)	First lien senior secured loan	S +	6.75%	1/2028	135,372	133,607	133,680	2.3%
Patriot Acquisition TopCo S.A.R.L (dba Corza Health, Inc.) (10)(15)(22)(27)(29)	First lien senior secured revolving loan	S +	6.75%	1/2026	2,901	2,728	2,732	—%
Rhea Parent, Inc.(10)(15)(27)	First lien senior secured loan	S +	5.75%	2/2029	770	756	753	—%
					474,441	470,775	459,786	7.6%

Owl Rock Capital Corporation
Consolidated Schedule of Investments
As of December 31, 2022
(Amounts in thousands, except share amounts)

Company(1)(4)(8)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(2)(3)	Fair Value	Percentage of Net Assets
Healthcare providers and services
Covetrus Inc.(10)(15)(27)	Second lien senior secured loan	S +	9.25%	10/2030	5,000	4,900	4,898	0.1%
Diagnostic Service Holdings, Inc. (dba Rayus Radiology)(10)(11)(27)	First lien senior secured loan	L +	5.50%	3/2025	998	998	988	—%
National Dentex Labs LLC (fka Barracuda Dental LLC)(10)(12)(27)	First lien senior secured loan	L +	8.00% (incl. 3.00% PIK)	10/2025	106,033	104,979	103,381	1.8%
National Dentex Labs LLC (fka Barracuda Dental LLC)(10)(12)(22)(27)	First lien senior secured revolving loan	L +	7.00%	10/2025	9,195	9,055	8,961	0.2%
Natural Partners, LLC(10)(13)(27)(29)	First lien senior secured loan	L +	6.00%	11/2027	924	908	906	—%
Natural Partners, LLC(10)(22)(23)(27)(29)	First lien senior secured revolving loan	L +	6.00%	11/2027	—	(1)	(1)	—%
OB Hospitalist Group, Inc.(10)(12)(27)	First lien senior secured loan	L +	5.50%	9/2027	95,029	93,464	93,841	1.6%
OB Hospitalist Group, Inc.(10)(12)(22)(27)	First lien senior secured revolving loan	L +	5.50%	9/2027	5,251	5,012	5,062	0.1%
Ex Vivo Parent Inc. (dba OB Hospitalist)(10)(12)(27)	First lien senior secured loan	L +	9.50%	9/2028	57,810	56,803	56,509	1.0%
Pacific BidCo Inc.(10)(15)(27)(29)	First lien senior secured loan	S +	5.75%	8/2029	30,924	30,184	30,228	0.5%
Pacific BidCo Inc.(10)(22)(23)(24)(27)(29)	First lien senior secured delayed draw term loan	S +	5.75%	8/2025	—	(41)	(34)	—%
Phoenix Newco, Inc. (dba Parexel)(10)(11)(27)	Second lien senior secured loan	L +	6.50%	11/2029	190,000	188,302	186,200	3.2%
Plasma Buyer LLC (dba PathGroup)(10)(14)(27)	First lien senior secured loan	S +	5.75%	5/2029	679	666	667	—%
Plasma Buyer LLC (dba PathGroup)(10)(22)(23)(24)(27)	First lien senior secured delayed draw term loan	S +	5.75%	5/2024	—	(2)	(1)	—%
Plasma Buyer LLC (dba PathGroup)(10)(22)(23)(27)	First lien senior secured revolving loan	S +	5.75%	5/2028	—	(1)	(1)	—%
PPV Intermediate Holdings, LLC(10)(15)(27)	First lien senior secured loan	S +	5.75%	8/2029	823	808	807	—%
PPV Intermediate Holdings, LLC(10)(22)(23)(24)(27)	First lien senior secured delayed draw term loan	S +	5.75%	9/2024	—	(2)	(1)	—%
PPV Intermediate Holdings, LLC(10)(15)(22)(27)	First lien senior secured revolving loan	S +	5.75%	8/2029	18	17	17	—%
Premier Imaging, LLC (dba LucidHealth)(10)(11)(27)	First lien senior secured loan	L +	5.75%	1/2025	42,998	42,666	42,460	0.7%

Owl Rock Capital Corporation
Consolidated Schedule of Investments
As of December 31, 2022
(Amounts in thousands, except share amounts)

Company(1)(4)(8)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(2)(3)	Fair Value	Percentage of Net Assets
Quva Pharma, Inc.(10)(12)(27)	First lien senior secured loan	L +	5.50%	4/2028	39,500	38,554	38,710	0.7%
Quva Pharma, Inc.(10)(12)(22)(27)	First lien senior secured revolving loan	L +	5.50%	4/2026	1,920	1,841	1,840	—%
Tivity Health, Inc.(10)(15)(27)	First lien senior secured loan	S +	6.00%	6/2029	998	974	983	—%
Unified Women's Healthcare, LP(10)(14)(27)	First lien senior secured loan	S +	5.25%	6/2029	878	872	878	—%
Unified Women's Healthcare, LP(10)(22)(24)(27)	First lien senior secured delayed draw term loan	S +	5.25%	6/2024	—	—	—	—%
Unified Women's Healthcare, LP(10)(22)(23)(27)	First lien senior secured revolving loan	S +	5.25%	6/2029	—	(1)	—	—%
Vermont Aus Pty Ltd(10)(15)(27)(29)	First lien senior secured loan	S +	5.50%	3/2028	993	970	968	—%
					589,971	581,925	578,266	9.9%
Healthcare technology
BCPE Osprey Buyer, Inc. (dba PartsSource)(10)(12)(27)	First lien senior secured loan	L +	5.75%	8/2028	112,911	111,391	110,371	1.9%
BCPE Osprey Buyer, Inc. (dba PartsSource)(10)(22)(23)(24)(27)	First lien senior secured delayed draw term loan	L +	5.75%	8/2023	—	(229)	(315)	—%
BCPE Osprey Buyer, Inc. (dba PartsSource)(10)(22)(23)(27)	First lien senior secured revolving loan	L +	5.75%	8/2026	—	(149)	(267)	—%
Bracket Intermediate Holding Corp.(10)(12)(27)	First lien senior secured loan	L +	4.25%	9/2025	510	489	487	—%
Bracket Intermediate Holding Corp.(10)(12)(27)	Second lien senior secured loan	L +	8.13%	9/2026	26,250	25,959	25,200	0.4%
Engage Debtco Limited(10)(15)(27)(29)	First lien senior secured loan	S +	5.75%	7/2029	1,000	976	978	—%
GI Ranger Intermediate, LLC (dba Rectangle Health)(10)(15)(27)	First lien senior secured loan	S +	6.00%	10/2028	4,585	4,506	4,471	0.1%
GI Ranger Intermediate, LLC (dba Rectangle Health)(10)(15)(22)(27)	First lien senior secured revolving loan	S +	6.00%	10/2027	37	31	28	—%
Imprivata, Inc.(10)(14)(27)	Second lien senior secured loan	S +	6.25%	12/2028	882	874	860	—%
Inovalon Holdings, Inc.(10)(12)(27)	First lien senior secured loan	L +	6.25% (incl. 2.75% PIK)	11/2028	182,751	178,889	178,182	3.0%
Inovalon Holdings, Inc.(10)(22)(23)(24)(27)	First lien senior secured delayed draw term loan	L +	5.75%	5/2024	—	(200)	(237)	—%
Inovalon Holdings, Inc.(10)(12)(27)	Second lien senior secured loan	L +	10.50% (incl. 10.50% PIK)	11/2033	95,535	93,916	94,102	1.6%

Owl Rock Capital Corporation
Consolidated Schedule of Investments
As of December 31, 2022
(Amounts in thousands, except share amounts)

Company(1)(4)(8)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(2)(3)	Fair Value	Percentage of Net Assets
Intelerad Medical Systems Incorporated (fka 11849573 Canada Inc.)(10)(15)(27)(29)	First lien senior secured loan	S +	6.50%	8/2026	117,793	116,791	117,204	2.0%
Intelerad Medical Systems Incorporated (fka 11849573 Canada Inc.)(10)(14)(27)(29)	First lien senior secured revolving loan	S +	6.50%	8/2026	4,590	4,559	4,567	0.1%
Interoperability Bidco, Inc. (dba Lyniate)(10)(15)(27)	First lien senior secured loan	S +	7.00%	12/2026	66,455	66,088	65,957	1.1%
Interoperability Bidco, Inc. (dba Lyniate)(10)(15)(22)(27)	First lien senior secured revolving loan	S +	7.00%	12/2024	1,522	1,509	1,499	—%
					614,821	605,400	603,087	10.2%
Household products
Aptive Environmental, LLC(21)(27)	First lien senior secured loan		12.00% (incl. 6.00% PIK)	1/2026	12,228	10,256	11,005	0.2%
HGH Purchaser, Inc. (dba Horizon Services)(10)(14)(27)	First lien senior secured loan	S +	6.50%	11/2025	147,121	145,874	145,650	2.5%
HGH Purchaser, Inc. (dba Horizon Services)(10)(14)(22)(27)	First lien senior secured delayed draw term loan	S +	6.50%	11/2025	38,681	38,407	38,284	0.7%
HGH Purchaser, Inc. (dba Horizon Services)(10)(14)(22)(27)	First lien senior secured revolving loan	S +	6.50%	11/2025	10,028	9,906	9,863	0.2%
Mario Purchaser, LLC (dba Len the Plumber)(10)(14)(27)	First lien senior secured loan	S +	5.75%	4/2029	13,042	12,800	12,911	0.2%
Mario Purchaser, LLC (dba Len the Plumber)(10)(14)(22)(24)(27)	First lien senior secured delayed draw term loan	S +	5.75%	4/2024	2,021	1,939	2,000	—%
Mario Purchaser, LLC (dba Len the Plumber)(10)(22)(23)(27)	First lien senior secured revolving loan	S +	5.75%	4/2028	—	(24)	(14)	—%
Mario Midco Holdings, Inc. (dba Len the Plumber)(10)(14)(27)	Unsecured facility	S +	10.75% (incl. 10.75% PIK)	4/2032	4,081	3,973	4,020	0.1%
SimpliSafe Holding Corporation(10)(14)(27)	First lien senior secured loan	S +	6.25%	5/2028	6,142	6,030	6,065	0.1%
SimpliSafe Holding Corporation(10)(22)(23)(24)(27)	First lien senior secured delayed draw term loan	S +	6.25%	5/2024	—	(7)	(2)	—%
Walker Edison Furniture Company LLC(10)(12)(27)(30)	First lien senior secured loan	L +	8.75% (incl. 3.00% PIK)	3/2027	86,203	83,193	43,963	0.7%
					319,547	312,347	273,745	4.7%

Owl Rock Capital Corporation
Consolidated Schedule of Investments
As of December 31, 2022
(Amounts in thousands, except share amounts)

Company(1)(4)(8)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(2)(3)	Fair Value	Percentage of Net Assets
Human resource support services
Cornerstone OnDemand, Inc.(10)(11)(27)	Second lien senior secured loan	L +	6.50%	10/2029	115,833	114,294	111,200	1.9%
IG Investments Holdings, LLC (dba Insight Global)(10)(11)(27)	First lien senior secured loan	L +	6.00%	9/2028	50,388	49,519	49,758	0.8%
IG Investments Holdings, LLC (dba Insight Global)(10)(11)(22)(27)	First lien senior secured revolving loan	L +	6.00%	9/2027	1,590	1,527	1,540	—%
					167,811	165,340	162,498	2.7%
Infrastructure and environmental services
FR Arsenal Holdings II Corp. (dba Applied-Cleveland Holdings, Inc.)(10)(11)(30)	First lien senior secured loan	L +	9.50% (incl. 2.00% PIK)	1/2023	115,847	115,422	103,104	1.8%
LineStar Integrity Services LLC(10)(13)(27)	First lien senior secured loan	L +	7.25%	2/2026	56,897	57,036	53,768	0.9%
Tamarack Intermediate, L.L.C. (dba Verisk 3E)(10)(16)(27)	First lien senior secured loan	S +	5.75%	3/2028	855	840	838	—%
Tamarack Intermediate, L.L.C. (dba Verisk 3E)(10)(14)(22)(27)	First lien senior secured revolving loan	S +	5.75%	3/2028	25	23	22	—%
					173,624	173,321	157,732	2.7%
Insurance
Alera Group, Inc.(10)(14)(27)	First lien senior secured loan	S +	6.00%	10/2028	34,814	34,150	34,552	0.6%
AmeriLife Holdings LLC(10)(15)(27)	First lien senior secured loan	S +	5.75%	8/2029	727	713	715	—%
AmeriLife Holdings LLC(10)(16)(22)(24)(27)	First lien senior secured delayed draw term loan	S +	5.75%	9/2024	121	118	119	—%
AmeriLife Holdings LLC(10)(22)(23)(27)	First lien senior secured revolving loan	S +	5.75%	8/2028	—	(2)	(2)	—%
Ardonagh Midco 3 PLC(10)(13)(27)(29)	First lien senior secured USD term loan	L +	5.75%	7/2026	26,784	26,382	26,583	0.5%
Ardonagh Midco 3 PLC(10)(19)(27)(29)	First lien senior secured EUR term loan	E +	7.00%	7/2026	9,749	10,056	9,724	0.2%
Ardonagh Midco 3 PLC(10)(20)(27)(29)	First lien senior secured GBP term loan	S +	7.00%	7/2026	104,242	107,189	104,242	1.8%
Ardonagh Midco 3 PLC(10)(18)(24)(27)(29)	First lien senior secured GBP delayed draw term loan	E +	5.75%	8/2023	9,803	11,009	9,729	0.2%
Ardonagh Midco 2 PLC(6)(21)(27)(29)	Unsecured notes		11.50%	1/2027	11,198	11,134	10,579	0.2%
Brightway Holdings, LLC(10)(11)(27)	First lien senior secured loan	L +	6.50%	12/2027	26,641	26,355	26,108	0.4%
Brightway Holdings, LLC(10)(22)(23)(27)	First lien senior secured revolving loan	L +	6.50%	12/2027	—	(33)	(63)	—%

Owl Rock Capital Corporation
Consolidated Schedule of Investments
As of December 31, 2022
(Amounts in thousands, except share amounts)

Company(1)(4)(8)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(2)(3)	Fair Value	Percentage of Net Assets
Evolution BuyerCo, Inc. (dba SIAA)(10)(15)(27)	First lien senior secured loan	S +	6.25%	4/2028	141,715	140,083	139,589	2.4%
Evolution BuyerCo, Inc. (dba SIAA)(10)(22)(23)(27)	First lien senior secured revolving loan	S +	6.25%	4/2027	—	(110)	(161)	—%
Integrity Marketing Acquisition, LLC(10)(13)(27)	First lien senior secured loan	L +	5.80%	8/2025	216,642	214,862	216,100	3.7%
Integrity Marketing Acquisition, LLC(10)(22)(23)(27)	First lien senior secured revolving loan	L +	6.50%	8/2025	—	(98)	(37)	—%
Norvax, LLC (dba GoHealth)(10)(12)(27)	First lien senior secured loan	L +	7.50%	9/2025	76,588	74,905	75,440	1.3%
Norvax, LLC (dba GoHealth)(10)(22)(23)(27)	First lien senior secured revolving loan	L +	6.50%	9/2024	—	(63)	(184)	—%
Peter C. Foy & Associates Insurance Services, LLC (dba PCF Insurance Services)(10)(13)(27)	First lien senior secured loan	L +	6.00%	11/2028	134,907	133,740	134,570	2.3%
Peter C. Foy & Associates Insurance Services, LLC (dba PCF Insurance Services)(10)(22)(23)(27)	First lien senior secured revolving loan	L +	6.00%	11/2027	—	(50)	(15)	—%
PCF Midco II, LLC (dba PCF Insurance Services)(21)(27)	First lien senior secured loan		9.00% (incl. 9.00% PIK)	10/2031	131,818	121,345	118,636	2.0%
Tempo Buyer Corp. (dba Global Claims Services)(10)(12)(27)	First lien senior secured loan	L +	5.50%	8/2028	1,078	1,060	1,051	—%
Tempo Buyer Corp. (dba Global Claims Services)(10)(22)(23)(24)(27)	First lien senior secured delayed draw term loan	L +	5.50%	8/2023	—	(2)	(5)	—%
Tempo Buyer Corp. (dba Global Claims Services)(10)(17)(22)(27)	First lien senior secured revolving loan	P +	4.50%	8/2027	12	10	8	—%
THG Acquisition, LLC (dba Hilb)(10)(11)(27)	First lien senior secured loan	L +	5.75%	12/2026	74,744	73,593	73,810	1.3%
THG Acquisition, LLC (dba Hilb)(10)(22)(23)(27)	First lien senior secured revolving loan	L +	5.75%	12/2025	—	(112)	(108)	—%
USRP Holdings, Inc. (dba U.S. Retirement and Benefits Partners)(10)(12)(27)	First lien senior secured loan	L +	5.50%	7/2027	38,696	38,075	37,922	0.6%
USRP Holdings, Inc. (dba U.S. Retirement and Benefits Partners)(10)(22)(23)(27)	First lien senior secured revolving loan	L +	5.50%	7/2027	—	(65)	(85)	—%
KUSRP Intermediate, Inc. (dba U.S. Retirement and Benefits Partners)(10)(13)(27)	First lien senior secured loan	L +	9.50% (incl. 9.50% PIK)	7/2028	34,918	34,399	34,482	0.6%
					1,075,197	1,058,643	1,053,299	18.1%

Owl Rock Capital Corporation
Consolidated Schedule of Investments
As of December 31, 2022
(Amounts in thousands, except share amounts)

Company(1)(4)(8)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(2)(3)	Fair Value	Percentage of Net Assets
Internet software and services
3ES Innovation Inc. (dba Aucerna)(10)(12)(27)(29)	First lien senior secured loan	L +	6.50%	5/2025	60,635	60,243	60,332	1.0%
3ES Innovation Inc. (dba Aucerna)(10)(12)(22)(27)(29)	First lien senior secured revolving loan	L +	6.50%	5/2025	1,700	1,681	1,681	—%
Accela, Inc.(10)(11)	First lien senior secured loan	L +	7.50% (incl. 4.25% PIK)	9/2024	27,800	27,650	27,521	0.5%
Accela, Inc.(10)(22)	First lien senior secured revolving loan	L +	7.00%	9/2024	—	—	(30)	—%
Anaplan, Inc.(10)(14)(27)	First lien senior secured loan	S +	6.50%	6/2029	135,082	133,807	134,744	2.3%
Anaplan, Inc.(10)(22)(23)(27)	First lien senior secured revolving loan	S +	6.50%	6/2028	—	(89)	(24)	—%
Apptio, Inc.(10)(12)(27)	First lien senior secured loan	L +	6.00%	1/2025	50,916	50,404	50,916	0.9%
Apptio, Inc.(10)(12)(22)(27)	First lien senior secured revolving loan	L +	6.00%	1/2025	1,667	1,649	1,667	—%
Armstrong Bidco Limited (dba The Access Group)(10)(20)(27)(29)	First lien senior secured loan	SA +	5.25%	6/2029	2,340	2,336	2,310	—%
Armstrong Bidco Limited (dba The Access Group)(10)(20)(22)(24)(27)(29)	First lien senior secured delayed draw term loan	SA +	5.25%	6/2025	947	945	935	—%
Bayshore Intermediate #2, L.P. (dba Boomi)(10)(11)(27)	First lien senior secured loan	L +	7.75% (incl. 7.75% PIK)	10/2028	92,829	91,215	90,973	1.5%
Bayshore Intermediate #2, L.P. (dba Boomi)(10)(11)(22)(27)	First lien senior secured revolving loan	L +	6.75%	10/2027	2,306	2,183	2,168	—%
BCPE Nucleon (DE) SPV, LP(10)(13)(27)(29)	First lien senior secured loan	L +	7.00%	9/2026	189,778	187,787	189,303	3.2%
BCTO BSI Buyer, Inc. (dba Buildertrend)(10)(15)(27)	First lien senior secured loan	S +	8.00% (incl. 8.00% PIK)	12/2026	52,752	52,332	52,752	0.9%
BCTO BSI Buyer, Inc. (dba Buildertrend)(10)(22)(23)(27)	First lien senior secured revolving loan	S +	8.00%	12/2026	—	(84)	—	—%
Centrify Corporation(10)(12)(27)	First lien senior secured loan	L +	6.00%	3/2028	66,229	64,922	65,401	1.1%
Centrify Corporation(10)(12)(27)	First lien senior secured revolving loan	L +	6.00%	3/2027	6,817	6,678	6,732	0.1%
CivicPlus, LLC(10)(12)(27)	First lien senior secured loan	L +	6.75% (incl. 2.50% PIK)	8/2027	34,693	34,394	34,606	0.6%
CivicPlus, LLC(10)(22)(23)(27)	First lien senior secured revolving loan	L +	6.25%	8/2027	—	(22)	(7)	—%
CP PIK DEBT ISSUER, LLC (dba CivicPlus, LLC)(10)(16)(27)	Unsecured notes	S +	11.75% (incl. 11.75% PIK)	6/2034	17,837	17,357	17,569	0.3%

Owl Rock Capital Corporation
Consolidated Schedule of Investments
As of December 31, 2022
(Amounts in thousands, except share amounts)

Company(1)(4)(8)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(2)(3)	Fair Value	Percentage of Net Assets
Delta TopCo, Inc. (dba Infoblox, Inc.)(10)(15)(27)	Second lien senior secured loan	S +	7.25%	12/2028	15,000	14,941	13,950	0.2%
EET Buyer, Inc. (dba e-Emphasys)(10)(13)(27)	First lien senior secured loan	L +	5.25%	11/2027	4,511	4,474	4,511	0.1%
EET Buyer, Inc. (dba e-Emphasys)(10)(22)(23)(27)	First lien senior secured revolving loan	L +	5.25%	11/2027	—	(4)	—	—%
Forescout Technologies, Inc.(10)(12)(27)	First lien senior secured loan	L +	9.50% (incl. 9.50% PIK)	8/2026	103,707	102,767	103,490	1.8%
Forescout Technologies, Inc.(10)(22)(23)(24)(27)	First lien senior secured delayed draw term loan	L +	8.00%	7/2024	—	(215)	—	—%
Forescout Technologies, Inc.(10)(22)(23)(27)	First lien senior secured revolving loan	L +	8.50%	8/2025	—	(49)	—	—%
Genesis Acquisition Co. (dba Procare Software)(10)(13)(27)	First lien senior secured loan	L +	3.75%	7/2024	17,942	17,838	17,583	0.3%
Genesis Acquisition Co. (dba Procare Software)(10)(13)(27)	First lien senior secured revolving loan	L +	3.75%	7/2024	2,637	2,623	2,584	—%
GovBrands Intermediate, Inc.(10)(12)(27)	First lien senior secured loan	L +	5.50%	8/2027	10,551	10,339	10,076	0.2%
GovBrands Intermediate, Inc.(10)(12)(22)(24)(27)	First lien senior secured delayed draw term loan	L +	5.50%	8/2023	2,380	2,322	2,237	—%
GovBrands Intermediate, Inc.(10)(12)(22)(27)	First lien senior secured revolving loan	L +	5.50%	8/2027	714	699	678	—%
Granicus, Inc.(10)(11)(27)	First lien senior secured loan	L +	5.50%	1/2027	13,394	13,158	13,059	0.2%
Granicus, Inc.(10)(11)(24)(27)	First lien senior secured delayed draw term loan	L +	6.00%	1/2023	2,530	2,491	2,467	—%
Granicus, Inc.(10)(11)(22)(27)	First lien senior secured revolving loan	L +	6.50%	1/2027	398	379	369	—%
H&F Opportunities LUX III S.À R.L (dba Checkmarx)(10)(11)(27)(29)	First lien senior secured loan	L +	7.50%	4/2026	51,567	50,623	51,567	0.9%
H&F Opportunities LUX III S.À R.L (dba Checkmarx)(10)(22)(23)(27)(29)	First lien senior secured revolving loan	L +	7.50%	4/2026	—	(267)	—	—%
Hyland Software, Inc.(10)(11)(27)	Second lien senior secured loan	L +	6.25%	7/2025	15,482	15,472	14,630	0.2%
Litera Bidco LLC(10)(14)(27)	First lien senior secured loan	S +	5.75%	5/2026	148,677	147,381	148,354	2.5%
Litera Bidco LLC(10)(12)(22)(27)	First lien senior secured revolving loan	L +	5.75%	5/2026	1,578	1,547	1,549	—%
MessageBird BidCo B.V.(10)(11)(27)(29)	First lien senior secured loan	L +	6.75%	5/2027	77,000	75,685	75,268	1.3%

Owl Rock Capital Corporation
Consolidated Schedule of Investments
As of December 31, 2022
(Amounts in thousands, except share amounts)

Company(1)(4)(8)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(2)(3)	Fair Value	Percentage of Net Assets
MINDBODY, Inc.(10)(12)(27)	First lien senior secured loan	L +	7.00%	2/2025	67,637	67,330	67,637	1.1%
MINDBODY, Inc.(10)(22)(23)(27)	First lien senior secured revolving loan	L +	7.00%	2/2025	—	(22)	—	—%
Ministry Brands Holdings, LLC(10)(11)(27)	First lien senior secured loan	L +	5.50%	12/2028	701	689	683	—%
Ministry Brands Holdings, LLC(10)(22)(23)(24)(27)	First lien senior secured delayed draw term loan	L +	5.50%	12/2023	—	(2)	(3)	—%
Ministry Brands Holdings, LLC(10)(11)(22)(27)	First lien senior secured revolving loan	L +	5.50%	12/2027	34	33	32	—%
Proofpoint, Inc.(10)(12)(27)	Second lien senior secured loan	L +	6.25%	8/2029	19,600	19,514	18,767	0.3%
QAD, Inc.(10)(11)(27)	First lien senior secured loan	L +	6.00%	11/2027	26,372	25,929	25,713	0.4%
QAD, Inc.(10)(22)(23)(27)	First lien senior secured revolving loan	L +	6.00%	11/2027	—	(55)	(86)	—%
SailPoint Technologies Holdings, Inc.(10)(14)(27)	First lien senior secured loan	S +	6.25%	8/2029	45,640	44,713	44,727	0.8%
SailPoint Technologies Holdings, Inc.(10)(22)(23)(27)	First lien senior secured revolving loan	S +	6.25%	8/2028	—	(82)	(87)	—%
Securonix, Inc.(10)(15)(27)	First lien senior secured loan	S +	6.50%	4/2028	847	840	839	—%
Securonix, Inc.(10)(22)(23)(27)	First lien senior secured revolving loan	S +	6.50%	4/2028	—	(1)	(2)	—%
Tahoe Finco, LLC(10)(11)(27)(29)	First lien senior secured loan	L +	6.00%	9/2028	123,256	122,199	121,099	2.1%
Tahoe Finco, LLC(10)(22)(23)(27)(29)	First lien senior secured revolving loan	L +	6.00%	10/2027	—	(73)	(162)	—%
Thunder Purchaser, Inc. (dba Vector Solutions)(10)(12)(27)	First lien senior secured loan	L +	5.75%	6/2028	64,151	63,623	62,868	1.1%
Thunder Purchaser, Inc. (dba Vector Solutions)(10)(12)(22)(24)(27)	First lien senior secured delayed draw term loan	L +	5.75%	8/2023	3,928	3,891	3,779	0.1%
Thunder Purchaser, Inc. (dba Vector Solutions)(10)(12)(22)(27)	First lien senior secured revolving loan	L +	5.75%	6/2027	1,316	1,287	1,239	—%

Owl Rock Capital Corporation
Consolidated Schedule of Investments
As of December 31, 2022
(Amounts in thousands, except share amounts)

Company(1)(4)(8)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(2)(3)	Fair Value	Percentage of Net Assets
When I Work, Inc.(10)(12)(27)	First lien senior secured loan	L +	7.00% (incl. 7.00% PIK)	11/2027	5,200	5,158	5,096	0.1%
When I Work, Inc.(10)(22)(23)(27)	First lien senior secured revolving loan	L +	6.00%	11/2027	—	(7)	(18)	—%
Zendesk, Inc.(10)(15)(27)	First lien senior secured loan	S +	6.50%	11/2028	69,409	68,040	67,674	1.2%
Zendesk, Inc.(10)(22)(23)(24)(27)	First lien senior secured delayed draw term loan	S +	6.50%	11/2024	—	(631)	(260)	—%
Zendesk, Inc.(10)(22)(23)(27)	First lien senior secured revolving loan	S +	6.50%	11/2028	—	(140)	(179)	—%
					1,640,487	1,619,825	1,621,277	27.3%
Leisure and entertainment
Troon Golf, L.L.C.(10)(13)(27)	First lien senior secured loan	L +	5.75%	8/2027	280,236	279,111	280,236	4.8%
Troon Golf, L.L.C.(10)(22)(23)(27)	First lien senior secured revolving loan	L +	5.75%	8/2026	—	(78)	—	—%
					280,236	279,033	280,236	4.8%
Manufacturing
BCPE Watson (DE) ORML, LP(9)(10)(16)(27)(29)	First lien senior secured loan	S +	6.50%	7/2028	15,000	14,860	14,850	0.3%
Gloves Buyer, Inc. (dba Protective Industrial Products)(10)(11)(27)	Second lien senior secured loan	L +	8.25%	12/2028	29,250	28,653	28,811	0.5%
Ideal Tridon Holdings, Inc.(10)(12)(27)	First lien senior secured loan	L +	5.25%	7/2024	52,697	52,448	52,697	0.9%
Ideal Tridon Holdings, Inc.(10)(11)(22)(27)	First lien senior secured revolving loan	L +	5.25%	7/2023	3,191	3,191	3,191	0.1%
MHE Intermediate Holdings, LLC (dba OnPoint Group)(10)(16)(27)	First lien senior secured loan	S +	6.00%	7/2027	181,776	180,317	179,957	3.1%
MHE Intermediate Holdings, LLC (dba OnPoint Group)(10)(16)(22)(27)	First lien senior secured revolving loan	S +	6.00%	7/2027	2,175	2,057	2,020	—%
PHM Netherlands Midco B.V. (dba Loparex)(10)(12)(27)	First lien senior secured loan	L +	4.50%	7/2026	778	740	751	—%
PHM Netherlands Midco B.V. (dba Loparex)(10)(12)(27)	Second lien senior secured loan	L +	8.75%	7/2027	112,000	106,756	109,200	1.9%
Safety Products/JHC Acquisition Corp. (dba Justrite Safety Group)(10)(11)(27)	First lien senior secured loan	L +	4.50%	6/2026	13,781	13,706	13,470	0.2%
Sonny's Enterprises LLC(10)(15)(27)	First lien senior secured loan	S +	6.75%	8/2026	229,908	226,995	229,908	3.9%
Sonny's Enterprises LLC(10)(22)(23)(27)	First lien senior secured revolving loan	S +	6.75%	8/2025	—	(186)	—	—%
					640,556	629,537	634,855	10.9%

Owl Rock Capital Corporation
Consolidated Schedule of Investments
As of December 31, 2022
(Amounts in thousands, except share amounts)

Company(1)(4)(8)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(2)(3)	Fair Value	Percentage of Net Assets
Oil and gas
Project Power Buyer, LLC (dba PEC-Veriforce)(10)(11)(27)	First lien senior secured loan	L +	6.00%	5/2026	44,630	44,292	44,630	0.8%
Project Power Buyer, LLC (dba PEC-Veriforce)(10)(22)(23)(27)	First lien senior secured revolving loan	L +	6.00%	5/2025	—	(16)	—	—%
Zenith Energy U.S. Logistics Holdings, LLC(10)(11)(27)	First lien senior secured loan	L +	5.50%	12/2024	58,042	57,575	58,042	1.0%
					102,672	101,851	102,672	1.8%
Professional services
AmSpec Group, Inc. (fka AmSpec Services Inc.)(10)(12)(27)	First lien senior secured loan	L +	5.75%	7/2024	109,126	108,530	108,306	1.8%
AmSpec Group, Inc. (fka AmSpec Services Inc.)(10)(12)(22)(27)	First lien senior secured revolving loan	L +	4.75%	7/2024	3,073	3,010	2,965	0.1%
Apex Group Treasury, LLC(10)(12)(27)(29)	Second lien senior secured loan	L +	6.75%	7/2029	44,147	43,501	41,940	0.7%
Apex Service Partners, LLC(10)(16)(24)(27)	First lien senior secured delayed draw term loan	S +	5.50%	10/2023	997	985	989	—%
Apex Service Partners, LLC(10)(16)(22)(27)	First lien senior secured revolving loan	S +	5.25%	7/2025	31	31	31	—%
Apex Service Partners Intermediate 2, LLC(21)(27)	First lien senior secured loan		12.50% (incl. 12.50% PIK)	7/2027	48,639	47,529	47,666	0.8%
Gerson Lehrman Group, Inc.(10)(11)(27)	First lien senior secured loan	L +	5.25%	12/2024	121,623	121,184	121,623	2.1%
Gerson Lehrman Group, Inc.(10)(22)(23)(27)	First lien senior secured revolving loan	L +	5.25%	12/2024	—	(69)	—	—%
Guidehouse Inc.(10)(11)(27)	First lien senior secured loan	L +	6.25%	10/2028	4,603	4,563	4,557	0.1%
Relativity ODA LLC(10)(11)(27)	First lien senior secured loan	L +	7.50% (incl. 7.50% PIK)	5/2027	83,982	83,128	83,772	1.4%
Relativity ODA LLC(10)(22)(23)(27)	First lien senior secured revolving loan	L +	6.50%	5/2027	—	(80)	(18)	—%
Spotless Brands, LLC(10)(15)(27)	First lien senior secured loan	S +	6.50%	7/2028	48,592	47,675	47,621	0.8%
Spotless Brands, LLC(10)(22)(23)(27)	First lien senior secured revolving loan	S +	6.50%	7/2028	—	(24)	(26)	—%
					464,813	459,963	459,426	7.8%

Owl Rock Capital Corporation
Consolidated Schedule of Investments
As of December 31, 2022
(Amounts in thousands, except share amounts)

Company(1)(4)(8)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(2)(3)	Fair Value	Percentage of Net Assets
Specialty retail
Galls, LLC(10)(12)(27)	First lien senior secured loan	L +	6.75% (incl. 0.50% PIK)	1/2025	112,582	111,958	110,331	1.9%
Galls, LLC(10)(12)(22)(27)	First lien senior secured revolving loan	L +	6.75%	1/2024	15,232	15,034	14,583	0.2%
Ideal Image Development, LLC(10)(14)(27)	First lien senior secured loan	S +	6.50%	9/2027	11,678	11,457	11,474	0.2%
Ideal Image Development, LLC(10)(22)(23)(24)(27)	First lien senior secured delayed draw term loan	S +	6.50%	3/2024	—	(7)	(4)	—%
Ideal Image Development, LLC(10)(22)(23)(27)	First lien senior secured revolving loan	S +	6.50%	9/2027	—	(34)	(32)	—%
Milan Laser Holdings LLC(10)(14)(27)	First lien senior secured loan	S +	5.00%	4/2027	24,055	23,873	24,055	0.4%
Milan Laser Holdings LLC(10)(22)(23)(27)	First lien senior secured revolving loan	S +	5.00%	4/2026	—	(14)	—	—%
Notorious Topco, LLC (dba Beauty Industry Group)(10)(15)(27)	First lien senior secured loan	S +	6.75%	11/2027	109,355	107,959	108,809	1.8%
Notorious Topco, LLC (dba Beauty Industry Group)(10)(15)(22)(24)(27)	First lien senior secured delayed draw term loan	S +	6.75%	11/2023	9,530	9,336	9,482	0.2%
Notorious Topco, LLC (dba Beauty Industry Group)(10)(15)(22)(27)	First lien senior secured revolving loan	S +	6.75%	5/2027	1,596	1,481	1,548	—%
The Shade Store, LLC(10)(15)(27)	First lien senior secured loan	S +	6.00%	10/2027	9,000	8,907	8,753	0.1%
The Shade Store, LLC(10)(15)(22)(27)	First lien senior secured revolving loan	S +	6.00%	10/2026	255	246	230	—%
					293,283	290,196	289,229	4.8%
Transportation
Lazer Spot Holdings, Inc. (f/k/a Lazer Spot GB Holdings, Inc.)(10)(13)(27)	First lien senior secured loan	L +	5.75%	12/2025	142,598	141,262	142,598	2.4%
Lazer Spot Holdings, Inc. (f/k/a Lazer Spot GB Holdings, Inc.)(10)(22)(23)(27)	First lien senior secured revolving loan	L +	5.75%	12/2025	—	(227)	—	—%
Lytx, Inc.(10)(14)(27)	First lien senior secured loan	S +	6.75%	2/2026	71,005	70,312	70,472	1.2%
Motus Group, LLC(10)(11)(27)	Second lien senior secured loan	L +	6.50%	12/2029	10,810	10,712	10,594	0.2%
					224,413	222,059	223,664	3.8%
Total non-controlled/non-affiliated portfolio company debt investments					$11,660,738	$11,513,192	$11,307,884	191.8%

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

Owl Rock Capital Corporation
Consolidated Schedule of Investments
As of December 31, 2022
(Amounts in thousands, except share amounts)

Company(1)(4)(8)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(2)(3)	Fair Value	Percentage of Net Assets
Non-controlled/affiliated portfolio company investments
Equity Investments
Healthcare technology
LSI Financing 1 DAC(26)(27)(28)(29)(31)	Preferred equity		N/A	N/A	6,174,611	6,224	6,175	0.1%
						6,224	6,175	0.1%
Total non-controlled/affiliated portfolio company investments						$6,224	$6,175	0.1%

Controlled/affiliated portfolio company investments
Debt Investments
Advertising and media
Swipe Acquisition Corporation (dba PLI)(10)(14)(26)(27)	First lien senior secured loan	S +	8.00%	6/2024	49,360	48,911	49,236	0.8%
Swipe Acquisition Corporation (dba PLI)(10)(15)(22)(24)(26)(27)	First lien senior secured delayed draw term loan	S +	8.00%	5/2023	14,698	14,698	14,645	0.2%
Swipe Acquisition Corporation (dba PLI)(10)(22)(26)(27)	Letter of Credit	S +	8.00%	6/2024	—	2	—	—%
					64,058	63,611	63,881	1.0%
Distribution
PS Operating Company LLC (fka QC Supply, LLC)(10)(12)(26)	First lien senior secured loan	L +	6.00%	12/2024	13,241	12,976	12,778	0.2%
PS Operating Company LLC (fka QC Supply, LLC)(10)(12)(22)(26)	First lien senior secured revolving loan	L +	6.00%	12/2024	3,807	3,708	3,633	0.1%
					17,048	16,684	16,411	0.3%
Total controlled/affiliated portfolio company debt investments					81,106	$80,295	$80,292	1.3%

Equity Investments
Advertising and media
New PLI Holdings, LLC (dba PLI)(26)(27)(28)(31)	Class A Common Units		N/A	N/A	86,745	48,008	97,799	1.7%
						48,008	97,799	1.7%
Asset based lending and fund finance
AAM Series 1.1 Rail and Domestic Intermodal Feeder, LLC(22)(26)(27)(28)(29)(31)	LLC Interest		N/A	N/A	5	5	—	—%
AAM Series 2.1 Aviation Feeder, LLC(22)(26)(27)(28)(29)(31)	LLC Interest		N/A	N/A	1,568	1,574	1,568	—%
Wingspire Capital Holdings LLC(9)(22)(26)(28)	LLC interest		N/A	N/A	364,145	364,145	431,531	7.3%
						365,724	433,099	7.3%
Distribution
PS Op Holdings LLC (fka QC Supply, LLC)(26)(28)(31)	Class A Common Units		N/A	N/A	248,271	4,300	3,950	0.1%
						4,300	3,950	0.1%

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

Owl Rock Capital Corporation
Consolidated Schedule of Investments
As of December 31, 2022
(Amounts in thousands, except share amounts)
(28)Securities acquired in transactions exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”) and may be deemed to be “restricted securities” under the Securities Act. As of December 31, 2022, the aggregate fair value of these securities is $1.6 billion or27.6% of the Company’s net assets. The acquisition dates of the restricted securities are as follows:

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

Owl Rock Capital Corporation
Consolidated Statements of Changes in Net Assets
(Amounts in thousands)
(Unaudited)

	For the Three Months Ended March 31,
	2023	2022
Increase (Decrease) in Net Assets Resulting from Operations
Net investment income (loss)	$177,859	$122,356
Net change in unrealized gain (loss)	76,605	(82,187)
Net realized gain (loss)	(52,622)	3,817
Net Increase (Decrease) in Net Assets Resulting from Operations	201,842	43,986
Distributions
Distributions declared from earnings(1)	(144,785)	(122,320)
Net Decrease in Net Assets Resulting from Shareholders' Distributions	(144,785)	(122,320)
Capital Share Transactions
Repurchase of common shares	(22,090)	—
Reinvestment of distributions	—	11,951
Net Increase (Decrease) in Net Assets Resulting from Capital Share Transactions	(22,090)	11,951
Total Increase (Decrease) in Net Assets	34,967	(66,383)
Net Assets, at beginning of period	5,882,403	5,937,877
Net Assets, at end of period	$5,917,370	$5,871,494
_______________
(1)For the three months ended March 31, 2023 distributions declared from earnings were derived from net investment income. For the three months ended March 31, 2022, distributions declared from earnings were derived from net investment income and capital gains.
The accompanying notes are an integral part of these consolidated financial statements.

Owl Rock Capital Corporation
Consolidated Statements of Cash Flows
(Amounts in thousands)
(Unaudited)

	For the Three Months Ended March 31,
	2023	2022
Cash Flows from Operating Activities
Net Increase (Decrease) in Net Assets Resulting from Operations	$201,842	$43,986
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash used in operating activities:
Purchases of investments, net	(227,012)	(675,361)
Proceeds from investments and investment repayments, net	173,677	615,851
Net amortization/accretion of premium/discount on investments	(8,784)	(12,244)
Payment-in-kind interest and dividends	(51,422)	(29,570)
Net change in unrealized (gain) loss on investments	(75,676)	81,706
Net change in unrealized gain (loss) on interest rate swap attributed to unsecured notes	10,181	(51,758)
Net change in unrealized (gains) losses on translation of assets and liabilities in foreign currencies	(1,287)	894
Net realized (gain) loss on investments	52,483	(4,702)
Net realized (gain) loss on foreign currency transactions relating to investments	24	(5)
Amortization of debt issuance costs	6,863	6,125
Changes in operating assets and liabilities:
(Increase) decrease in interest receivable	11,999	(8,205)
(Increase) decrease in receivable from a controlled affiliate	(4,317)	(11,950)
(Increase) decrease in prepaid expenses and other assets	(652)	14,933
Increase (decrease) in management fee payable	510	643
Increase (decrease) in incentive fee payable	3,266	(3,288)
Increase (decrease) in payables to affiliate	(2,633)	(2,959)
Increase (decrease) in payables for investments purchased	—	867
Increase (decrease) in accrued expenses and other liabilities	(42,787)	21,503
Net cash provided by (used in) operating activities	46,275	(13,534)
Cash Flows from Financing Activities
Borrowings on debt	498,000	811,855
Payments on debt	(420,000)	(800,000)
Debt issuance costs	(2,483)	(2,584)
Repurchases of common stock	(22,090)	—
Cash distributions paid to shareholders	(145,331)	(110,117)
Net cash provided by (used in) financing activities	(91,904)	(100,846)
Net increase (decrease) in cash and restricted cash, including foreign cash (restricted cash of $(9,977) and $36,016, respectively)	(45,629)	(114,380)
Cash and restricted cash, including foreign cash, beginning of period (restricted cash of $96,420 and $21,481, respectively)	445,087	447,145
Cash and restricted cash, including foreign cash, end of period (restricted cash of $86,443 and $57,497, respectively)	$399,458	$332,765
The accompanying notes are an integral part of these consolidated financial statements.

Owl Rock Capital Corporation
Consolidated Statements of Cash Flows
(Amounts in thousands)
(Unaudited)

	For the Three Months Ended March 31,
	March 31, 2023	March 31, 2022
Supplemental and Non-Cash Information
Interest paid during the period	$113,552	$65,477
Distributions declared during the period	144,785	122,320
Reinvestment of distributions during the period	—	11,951
Distributions Payable	128,971	122,320
Taxes, including excise tax, paid during the period	400	10

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
Investments at Fair Value
Investment transactions are recorded on the trade date. Realized gains or losses are measured by the difference between the net proceeds received and the amortized cost basis of the investment using the specific identification method without regard to unrealized gains or losses previously recognized, and include investments charged off during the period, net of recoveries. The net change in unrealized gains or losses primarily reflects the change in investment values, including the reversal of previously recorded unrealized gains or losses with respect to investments realized during the period. Rule 2a-5 under the 1940 Act was adopted by the SEC in January 2021 and establishes requirements for determining fair value in good faith for purposes of the 1940 Act. The Company complied with the mandatory provisions of Rule 2a-5 by the September 2022 compliance date. Additionally, commencing with the

Owl Rock Capital Corporation
Notes to Consolidated Financial Statements (Unaudited) - Continued
fourth quarter of 2022, pursuant to Rule 2a-5, the Board designated the Adviser as the Company's valuation designee to perform fair value determinations relating to the value of assets held by the Company for which market quotations are not readily available.
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
Transfers between levels, if any, are recognized at the beginning of the period in which the transfer occurs. In addition to using the above inputs in investment valuations, the Company applies the valuation policy approved by its Board that is consistent with ASC 820. Consistent with the valuation policy, the Adviser, as the valuation designee, evaluates the source of the inputs, including any markets in which its investments are trading (or any markets in which securities with similar attributes are trading), in determining fair

Owl Rock Capital Corporation
Notes to Consolidated Financial Statements (Unaudited) - Continued
value. When an investment is valued based on prices provided by reputable dealers or pricing services (such as broker quotes), the Adviser, as the valuation designee, subjects those prices to various criteria in making the determination as to whether a particular investment would qualify for treatment as a Level 2 or Level 3 investment. For example, the Adviser, as the valuation designee, or the independent valuation firm(s), reviews pricing support provided by dealers or pricing services in order to determine if observable market information is being used, versus unobservable inputs.
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
Financial and Derivative Instruments
Pursuant to ASC 815 Derivatives and Hedging, all derivative instruments entered into by the Company are designated as hedging instruments. For all derivative instruments designated as a hedge, the entire change in the fair value of the hedging instrument shall be recorded in the same line item of the Consolidated Statements of Operations as the hedged item. The Company’s derivative instruments are used to hedge the Company’s fixed rate debt, and therefore both the periodic payment and the change in fair value for the effective hedge, if applicable, will be recognized as components of interest expense in the Consolidated Statements of Operations. Fair value is estimated by discounting remaining payments using applicable current market rates, or market quotes, if available. Rule 18f-4 was adopted by the SEC in December 2020, and requires BDCs that use derivatives to, among other things, comply with a value-at-risk leverage limit, adopt a derivatives risk management program, and implement certain testing and board reporting procedures.
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
Interest and Dividend Income Recognition
Interest income is recorded on the accrual basis and includes amortization or accretion of premiums or discounts. Certain investments may have contractual payment-in-kind (“PIK”) interest or dividends. PIK interest and dividends represent accrued interest or dividends that are added to the principal amount or liquidation amount of the investment on the respective interest or dividend payment dates rather than being paid in cash and generally becomes due at maturity or at the occurrence of a liquidation event. For the three months ended March 31, 2023, PIK interest and PIK dividend income earned was $52.9 million, representing 14.0% of investment income. For the three months ended March 31, 2022, PIK interest and PIK dividend income earned was $27.5 million, representing 10.4% of investment income. Discounts to par value on securities purchased are amortized into interest income over the contractual life of the respective security using the effective yield method. Premiums to par value on securities purchased are amortized to first call date. The amortized cost of investments represents the original cost adjusted for the amortization or accretion of premiums or discounts, if any. Upon prepayment of a loan or debt security, any prepayment premiums, unamortized upfront loan origination fees and unamortized discounts are recorded as interest income in the current period.

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
The Company evaluates tax positions taken or expected to be taken in the course of preparing its consolidated financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions not deemed to meet the “more-likely-than-not” threshold are reserved and recorded as a tax benefit or expense in the current year. All penalties and interest associated with income taxes are included in income tax expense. Conclusions regarding tax positions are subject to review and may be adjusted at a later date based on factors including, but not limited to, on-going analyses of tax laws, regulations and interpretations thereof. There were no material uncertain tax positions through March 31, 2023. The 2019 through 2021 tax years remain subject to examination by the IRS, and generally years 2018 through 2021 remain subject to examination by state and local tax authorities.
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
The Company does not consolidate its equity interest in ORCC Senior Loan Fund LLC (fka Sebago Lake LLC) ("ORCC SLF"), Wingspire Capital Holdings LLC (“Wingspire”), Fifth Season Investment LLC (fka Chapford SMA Partnership, L.P.) ("Fifth Season"), or AAM Series 1.1 Rail and Domestic Intermodal Feeder, LLC and AAM Series 2.1 Aviation Feeder, LLC (collectively, "Amergin AssetCo"). For further description of the Company’s investment in ORCC SLF, see Note 4 “Investments”. For further description of the Company’s investments in Wingspire, Amergin AssetCo and Fifth Season, see Note 3 “Agreements and Related Party Transactions – Controlled/Affiliated Portfolio Companies”.
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

Owl Rock Capital Corporation
Notes to Consolidated Financial Statements (Unaudited) - Continued
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
Unless earlier terminated as described below, the Administration Agreement will remain in effect for two years from the date it first became effective, and will remain in effect from year to year thereafter if approved annually by (1) the vote of the Board, or by the vote of a majority of its outstanding voting securities, and (2) the vote of a majority of the Company’s directors who are not “interested persons” of the Company, of the Adviser or of any of their respective affiliates, as defined in the 1940 Act. On May 8, 2023, the Board approved the continuation of the Administration Agreement. The Administration Agreement may be terminated at any time, without the payment of any penalty, on 60 days’ written notice, by the vote of a majority of the outstanding voting securities of the Company, or by the vote of the Board or by the Adviser.
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
For the three months ended March 31, 2023 and 2022 the Company incurred expenses of approximately $1.9 million and $1.5 million, respectively, for costs and expenses reimbursable to the Adviser under the terms of the Administration Agreement.
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
Unless earlier terminated as described below, the Investment Advisory Agreement will remain in effect for two years from the date it first became effective, and will remain in effect from year-to-year thereafter if approved annually by a majority of the Board or by the holders of a majority of our outstanding voting securities and, in each case, by a majority of independent directors. On May 8, 2023, the Board approved the continuation of the Investment Advisory Agreement.
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
For the three months ended March 31, 2023 and 2022, management fees were $48.1 million and $47.4 million, respectively.
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
For the three months ended March 31, 2023 and 2022, the Company incurred $37.7 million and $26.0 million of performance based incentive fees based on net investment income, respectively.
For the three months ended March 31, 2023 and 2022, the Company did not accrue capital gains based incentive fees.
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
The Company has made investments in controlled, affiliated companies, including ORCC SLF, Wingspire, Amergin AssetCo and Fifth Season and in a non-controlled, affiliated company, LSI Financing DAC 1 ("LSI Financing"). For further description of ORCC SLF, see “Note 4. Investments.”
Wingspire is an independent diversified direct lender focused on providing asset-based commercial finance loans and related senior secured loans to U.S.-based middle market borrowers. Wingspire offers a wide variety of asset-based financing solutions to businesses in an array of industries, including revolving credit facilities, machinery and equipment term loans, real estate term loans, first-in/last-out tranches, cash flow term loans, and opportunistic / bridge financings. Wingspire conducts its business through an indirectly owned subsidiary, Wingspire Capital LLC. The Company committed $50 million to Wingspire on September 24, 2019, and subsequently increased its commitment to $100 million on March 25, 2020, to $150 million on July 31, 2020, to $200 million on March 8, 2021, to $250 million on August 19, 2021, to $350 million on February 28, 2022, to $400 million on May 21, 2022 and again to $450 million on February 28, 2023. The Company does not consolidate its equity interest in Wingspire.
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
Fifth Season is a portfolio company created to invest in life settlement assets. On July 18, 2022, the Company made a $15.9 million equity commitment to Fifth Season. The Company increased its investment in Fifth Season on October 17, 2022, November 9, 2022, November 15, 2022, November 29, 2022 and February 9, 2023 by $73.6 million, $1.7 million, $7.3 million, $7.0 million and $5.3 million, respectively. The Company’s investment in Fifth Season is a co-investment with its affiliates in accordance with the terms of the exemptive relief that the Company received from the SEC. The Company does not consolidate its equity interest in Fifth Season.
LSI Financing is a portfolio company formed to acquire contractual rights to revenue pursuant to earnout agreements generally in the life sciences space. On December 14, 2022, the Company made a $6.2 million investment in LSI Financing. The Company increased its investment in LSI Financing on February 17, 2023, February 24, 2023, and March 16, 2023 by $2.8 million, $0.3 million, and $11.9 million, respectively. The Company’s investment in LSI Financing is a co-investment with its affiliates in accordance with the terms of the exemptive relief that we received from the SEC. The Company does not consolidate its equity interest in LSI Financing.

Owl Rock Capital Corporation
Notes to Consolidated Financial Statements (Unaudited) - Continued
Note 4. Investments
The information in the tables below is presented on an aggregate portfolio basis, without regard to whether they are non-controlled non-affiliated, non-controlled affiliated or controlled affiliated investments.
The table below presents the composition of investments at fair value and amortized cost as of the following periods:

	March 31, 2023		December 31, 2022
($ in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
First-lien senior secured debt investments	$9,327,607	$9,276,743	$9,388,499	$9,279,179
Second-lien senior secured debt investments	1,919,826	1,853,837	1,934,274	1,860,978
Unsecured debt investments	279,529	262,191	270,714	248,019
Preferred equity investments(3)	392,786	388,592	361,690	355,261
Common equity investments(1)	844,954	1,055,912	772,116	977,927
Investment funds and vehicles(2)	342,464	319,976	318,839	288,981
Total Investments	$13,107,166	$13,157,251	$13,046,132	$13,010,345
_______________
(1)Includes equity investment in Wingspire, Amergin AssetCo, and Fifth Season.
(2)Includes equity investment in ORCC SLF. See below, within Note 4, for more information regarding ORCC SLF.
(3)Includes equity investment in LSI Financing.

Owl Rock Capital Corporation
Notes to Consolidated Financial Statements (Unaudited) - Continued
The table below presents the industry composition of investments based on fair value as of the following periods:

	March 31, 2023	December 31, 2022
Advertising and media	1.5%	1.5%
Aerospace and defense	2.8	2.8
Asset based lending and fund finance(1)	5.1	4.9
Automotive	1.9	1.5
Buildings and real estate	3.8	3.7
Business services	2.9	2.9
Chemicals	1.4	1.6
Consumer products	3.8	3.9
Containers and packaging	1.3	1.3
Distribution	4.1	4.2
Education	1.0	1.0
Financial services	5.0	5.0
Food and beverage	6.5	6.7
Healthcare equipment and services	3.8	3.9
Healthcare providers and services	4.5	4.5
Healthcare technology	4.7	4.8
Household products	2.3	2.1
Human resource support services	1.5	1.5
Infrastructure and environmental services	1.2	1.2
Insurance(3)	9.5	9.3
Internet software and services	13.3	13.3
Investment funds and vehicles(2)	2.4	2.2
Leisure and entertainment	2.1	2.2
Manufacturing	5.8	5.8
Oil and gas	0.5	0.8
Pharmaceuticals(4)	0.2	—
Professional services	3.2	3.5
Specialty retail	2.2	2.2
Transportation	1.7	1.7
Total	100.0%	100.0%
_______________
(1)Includes equity investment in Wingspire and Amergin AssetCo.
(2)Includes equity investment in ORCC SLF. See below, within Note 4, for more information regarding ORCC SLF.
(3)Includes equity investment in Fifth Season.
(4)Includes equity investment in LSI Financing.
The table below presents the geographic composition of investments based on fair value as of the following periods:

	March 31, 2023	December 31, 2022
United States:
Midwest	17.2%	17.5%
Northeast	20.6	20.4
South	34.3	34.4
West	20.6	20.6
International	7.3	7.1
Total	100.0%	100.0%

Owl Rock Capital Corporation
Notes to Consolidated Financial Statements (Unaudited) - Continued
ORCC Senior Loan Fund (fka Sebago Lake LLC)
ORCC Senior Loan Fund LLC (fka Sebago Lake LLC), a Delaware limited liability company, was formed as a joint venture between the Company and The Regents of the University of California (“Regents”) and commenced operations on June 20, 2017. ORCC SLF’s principal purpose is to make investments, primarily in senior secured loans that are made to middle-market companies or in broadly syndicated loans. Through June 30, 2021, both the Company and Regents had a 50% economic ownership in ORCC SLF. Effective as of June 30, 2021, capital commitments to ORCC SLF were increased to an aggregate of $371.5 million. In connection with this change, the Company increased its economic ownership interest to 87.5% from 50.0% and Regents transferred its remaining economic interest of 12.5% to Nationwide Life Insurance Company (“Nationwide” and together with the Company, the “Members” and each a “Member”). On July 26, 2022, the Members increased their capital commitments in ORCC SLF to an aggregate of $571.5 million. ORCC SLF is managed by the Members, each of which have equal voting rights. Investment decisions must be approved by each of the Members. Except under certain circumstances, contributions to ORCC SLF cannot be redeemed.
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
As of March 31, 2023 and December 31, 2022, ORCC SLF had total investments in senior secured debt at fair value of $1.1 billion and $997.4 million, respectively. The determination of fair value is in accordance with ASC 820; however, such fair value is not included in the Board’s valuation process described herein. The tables below presents a summary of ORCC SLF’s portfolio as well as a listing of the portfolio investments in its portfolio as of the following periods:

($ in thousands)	March 31, 2023	December 31, 2022
Total senior secured debt investments(1)	$1,100,990	$1,045,865
Weighted average spread over base rate(1)	4.07%	4.05%
Number of portfolio companies	58	56
Largest funded investment to a single borrower(1)	40,167	40,272
_______________
(1)At par.

Owl Rock Capital Corporation
Notes to Consolidated Financial Statements (Unaudited) - Continued

ORCC Senior Loan Fund's Portfolio as of March 31, 2023 ($ in thousands) (Unaudited)
Company(1)(2)(4)(5)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(3)	Fair Value	Percentage of Members' Equity
Debt Investments
Aerospace and defense
Applied Composites Holdings, LLC (fka AC&A Enterprises Holdings, LLC)(7)	First lien senior secured loan	L +	6.00%	1/2025	$34,021	$33,884	$33,229	9.1%
Applied Composites Holdings, LLC (fka AC&A Enterprises Holdings, LLC)(7)(13)	First lien senior secured revolving loan	L +	6.00%	1/2025	3,000	2,996	2,929	0.8%
Bleriot US Bidco Inc.(7)	First lien senior secured loan	L +	4.00%	10/2026	25,304	25,222	25,296	6.9%
Dynasty Acquisition Co., Inc. (dba StandardAero Limited)(9)(14)	First lien senior secured loan	S +	3.50%	4/2026	38,600	38,509	37,642	10.3%
					100,925	100,611	99,096	27.1%
Automotive
Holley, Inc.(7)(9)	First lien senior secured loan	L +	3.75%	11/2028	23,128	22,991	18,932	5.2%
Mavis Tire Express Services Topco Corp.(9)(14)	First lien senior secured loan	S +	4.00%	5/2028	2,918	2,899	2,855	0.8%
PAI Holdco, Inc.(7)	First lien senior secured loan	L +	3.75%	10/2027	13,811	13,406	12,914	3.5%
					39,857	39,296	34,701	9.5%
Buildings and Real estate
CoreLogic Inc.(6)(9)	First lien senior secured loan	L +	3.50%	6/2028	12,326	11,545	10,482	2.9%
Wrench Group, LLC.(7)	First lien senior secured loan	L +	4.00%	4/2026	31,925	31,823	30,968	8.5%
					44,251	43,368	41,450	11.4%
Business Services
Capstone Acquisition Holdings, Inc.(14)	First lien senior secured loan	S +	4.75%	11/2027	14,333	14,226	14,297	3.8%
Capstone Acquisition Holdings, Inc.(13)(14)	First lien senior secured delayed draw term loan	S +	4.75%	11/2027	333	326	332	0.1%
CoolSys, Inc.(7)	First lien senior secured loan	L +	4.75%	8/2028	17,402	16,960	15,531	4.2%
CoolSys, Inc.(10)(11)(12)(13)	First lien senior secured delayed draw term loan	L +	4.75%	8/2023	—	(79)	(329)	—%
ConnectWise, LLC(6)(9)	First lien senior secured loan	L +	3.50%	9/2028	16,788	16,719	16,175	4.4%
LABL, Inc.(6)(9)	First lien senior secured loan	L +	5.00%	10/2028	4,808	4,749	4,652	1.3%
Packers Holdings, LLC(9)(14)	First lien senior secured loan	S +	3.25%	3/2028	21,013	20,642	18,952	5.2%
					74,677	73,543	69,610	19.0%
Chemicals
Aruba Investments Holdings LLC (dba Angus Chemical Company)(6)(9)	First lien senior secured loan	L +	3.75%	11/2027	17,789	17,434	17,353	4.7%
					17,789	17,434	17,353	4.7%
Consumer Products
Olaplex, Inc.(9)(14)	First lien senior secured loan	S +	3.50%	2/2029	25,126	24,237	22,342	6.1%
					25,126	24,237	22,342	6.1%
Containers and Packaging
BW Holding, Inc.(15)	First lien senior secured loan	S +	4.00%	12/2028	12,166	11,948	11,557	3.2%
Five Star Lower Holding LLC(9)(16)	First lien senior secured loan	S +	4.25%	5/2029	25,756	25,425	25,369	6.9%
Ring Container Technologies Group, LLC (dba Ring Container Technologies)(6)(9)	First lien senior secured loan	L +	3.50%	8/2028	24,688	24,638	24,534	6.7%
Valcour Packaging, LLC(8)	First lien senior secured loan	L +	3.75%	10/2028	6,930	6,910	6,202	1.7%
					69,540	68,921	67,662	18.5%

Owl Rock Capital Corporation
Notes to Consolidated Financial Statements (Unaudited) - Continued

ORCC Senior Loan Fund's Portfolio as of March 31, 2023 ($ in thousands) (Unaudited)
Company(1)(2)(4)(5)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(3)	Fair Value	Percentage of Members' Equity
Distribution
BCPE Empire Holdings, Inc. (dba Imperial-Dade)(6)(9)	First lien senior secured loan	L +	4.63%	6/2026	24,750	24,031	24,406	6.7%
Dealer Tire, LLC(9)(14)	First lien senior secured loan	S +	4.50%	12/2027	35,893	35,051	35,602	9.7%
SRS Distribution, Inc.(6)(9)	First lien senior secured loan	L +	3.50%	6/2028	9,850	9,793	9,493	2.6%
					70,493	68,875	69,501	19.0%
Education
Spring Education Group, Inc. (fka SSH Group Holdings, Inc.)(9)(15)	First lien senior secured loan	S +	4.00%	7/2025	33,425	33,387	33,054	9.0%
Sophia, L.P.(14)	First lien senior secured loan	S +	4.25%	10/2027	19,850	19,681	19,850	5.4%
					53,275	53,068	52,904	14.4%
Food and beverage
Balrog Acquisition, Inc. (dba Bakemark)(7)	First lien senior secured loan	L +	4.00%	9/2028	24,688	24,479	24,255	6.6%
Dessert Holdings(7)(9)	First lien senior secured loan	L +	4.00%	6/2028	25,653	25,502	23,472	6.4%
Naked Juice LLC (dba Tropicana)(9)(15)	First lien senior secured loan	S +	3.25%	1/2029	1,985	1,981	1,741	0.5%
Sovos Brands Intermediate, Inc.(7)(9)	First lien senior secured loan	L +	3.50%	6/2028	20,724	20,684	20,517	5.6%
					73,050	72,646	69,985	19.1%
Healthcare equipment and services
Cadence, Inc.(15)	First lien senior secured loan	S +	5.00%	5/2025	26,369	26,141	25,140	6.9%
Cadence, Inc.(15)	First lien senior secured loan	S +	5.00%	5/2026	2,202	2,099	2,099	0.6%
Cadence, Inc.(10)(13)	First lien senior secured revolving loan	S +	5.00%	5/2024	3,802	3,778	3,460	0.9%
Confluent Medical Technologies, Inc.(15)	First lien senior secured loan	S +	3.75%	2/2029	4,950	4,929	4,789	1.3%
Medline Intermediate, LP(6)(9)	First lien senior secured loan	L +	3.25%	10/2028	24,750	24,651	24,104	6.6%
Packaging Coordinators Midco, Inc.(7)(9)	First lien senior secured loan	L +	3.50%	11/2027	4,925	4,915	4,804	1.3%
					66,998	66,513	64,396	17.6%
Healthcare providers and services
Confluent Health, LLC(6)	First lien senior secured loan	L +	4.00%	11/2028	20,355	20,270	19,032	5.2%
Confluent Health, LLC(6)(10)(12)(13)	First lien senior secured delayed draw term loan	L +	4.00%	11/2023	4,425	4,407	4,137	1.1%
Corgi Bidco, Inc.(9)(15)	First lien senior secured loan	S +	5.00%	10/2029	15,000	14,149	14,120	3.9%
HAH Group Holding Company LLC(10)(12)(13)	First lien senior secured delayed draw term loan	S +	5.00%	5/2023	—	—	—	—%
Phoenix Newco, Inc. (dba Parexel)(6)(9)	First lien senior secured loan	L +	3.25%	11/2028	27,225	27,112	26,879	7.4%
Physician Partners, LLC(9)(14)	First lien senior secured loan	S +	4.00%	12/2028	9,900	9,814	9,285	2.5%
					76,905	75,752	73,453	20.1%
Healthcare technology
Athenahealth, Inc.(9)(14)	First lien senior secured loan	S +	3.50%	2/2029	17,696	17,623	16,546	4.5%
Athenahealth, Inc.(9)(10)(11)(12)(13)(14)	First lien senior secured delayed draw term loan	S +	3.50%	8/2023	—	(3)	(130)	—%
Imprivata, Inc.(9)(14)	First lien senior secured loan	S +	4.25%	12/2027	19,850	19,256	19,453	5.3%
PointClickCare Technologies Inc.(15)	First lien senior secured loan	S +	4.00%	12/2027	9,900	9,774	9,776	2.7%

Owl Rock Capital Corporation
Notes to Consolidated Financial Statements (Unaudited) - Continued

ORCC Senior Loan Fund's Portfolio as of March 31, 2023 ($ in thousands) (Unaudited)
Company(1)(2)(4)(5)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(3)	Fair Value	Percentage of Members' Equity
					47,446	46,650	45,645	12.5%
Infrastructure and environmental services
CHA Holding, Inc.(7)	First lien senior secured loan	L +	4.50%	4/2025	40,167	40,026	39,565	10.8%
					40,167	40,026	39,565	10.8%
Insurance
Acrisure, LLC(9)(15)	First lien senior secured loan	S +	5.75%	2/2027	9,975	9,513	9,875	2.7%
AssuredPartners, Inc.(6)(9)	First lien senior secured loan	L +	4.25%	2/2027	4,975	4,814	4,950	1.4%
Asurion, LLC(6)(9)	First lien senior secured loan	L +	3.00%	11/2024	7,955	7,945	6,539	1.8%
Integro Parent Inc.(15)	First lien senior secured loan	S +	12.25%	10/2024	3,395	3,395	3,391	0.9%
Integro Parent Inc.(15)	First lien senior secured revolving loan	S +	12.25%	10/2024	684	684	683	0.2%
Howden Group Holdings Limited (aka HIG Finance 2 Limited / Preatorian)(14)	First lien senior secured loan	S +	4.00%	4/2030	20,000	19,200	19,850	5.4%
					46,984	45,551	45,288	12.4%
Internet software and services
Barracuda Networks, Inc.(9)(15)	First lien senior secured loan	S +	4.50%	8/2029	24,938	24,242	23,962	6.6%
CDK Global, Inc.(15)	First lien senior secured loan	S +	4.25%	7/2029	24,938	24,251	24,828	6.8%
DCert Buyer, Inc. (dba DigiCert)(9)(16)	First lien senior secured loan	S +	4.00%	10/2026	21,936	21,872	21,436	5.9%
Help/Systems Holdings, Inc.(9)(15)	First lien senior secured loan	S +	4.00%	11/2026	14,809	14,735	13,114	3.6%
					86,621	85,100	83,340	22.9%
Manufacturing
Engineered Machinery Holdings (dba Duravant)(9)(7)	First lien senior secured loan	L +	3.50%	5/2028	34,562	34,426	34,034	9.3%
Gloves Buyer, Inc. (dba Protective Industrial Products)(6)	First lien senior secured loan	L +	4.00%	12/2027	14,838	14,677	14,726	4.0%
Pro Mach Group, Inc.(6)(9)	First lien senior secured loan	L +	4.00%	8/2028	24,694	24,593	24,544	6.7%
					74,094	73,696	73,304	20.0%
Professional Services
Apex Group Treasury, LLC(7)(9)	First lien senior secured loan	L +	3.75%	7/2028	32,602	32,506	31,705	8.7%
Sovos Compliance, LLC(6)(9)	First lien senior secured loan	L +	4.50%	8/2028	25,454	25,315	24,054	6.6%
					58,056	57,821	55,759	15.3%
Telecommunications
ETC Group(15)	First lien senior secured loan	S +	6.00%	10/2029	5,000	4,619	4,850	1.3%
Park Place Technologies, LLC(9)(14)	First lien senior secured loan	S +	5.00%	11/2027	14,848	14,424	14,207	3.9%
					19,848	19,043	19,057	5.2%
Transportation
Safe Fleet Holdings(14)	First lien senior secured loan	S +	5.00%	2/2029	14,888	14,477	14,888	4.1%
					14,888	14,477	14,888	4.1%

Total Debt Investments					1,100,990	1,086,628	1,059,299	289.7%
Total Investments					$1,100,990	$1,086,628	$1,059,299	289.7%
_______________
(1)Certain portfolio company investments are subject to contractual restrictions on sales.

Owl Rock Capital Corporation
Notes to Consolidated Financial Statements (Unaudited) - Continued
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
(6)The interest rate on these loans is subject to 1 month LIBOR, which as of March 31, 2023 was 4.86%.
(7)The interest rate on these loans is subject to 3 month LIBOR, which as of March 31, 2023 was 5.19%.
(8)The interest rate on these loans is subject to 6 month LIBOR, which as of March 31, 2023 was 5.31%.
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
(14)The interest rate on these loans is subject to 1 month SOFR, which as of March 31, 2023 was 4.80%.
(15)The interest rate on these loans is subject to 3 month SOFR, which as of March 31, 2023 was 4.91%.
(16)The interest rate on these loans is subject to 6 month SOFR, which as of March 31, 2023 was 4.78%.

ORCC Senior Loan Fund's Portfolio as of December 31, 2022 ($ in thousands)
Company(1)(2)(4)(5)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(3)	Fair Value	Percentage of Members' Equity
Debt Investments
Aerospace and defense
Applied Composites Holdings, LLC (fka AC&A Enterprises Holdings, LLC)(7)	First lien senior secured loan	L +	6.00%	1/2025	$34,111	$33,956	$33,305	10.1%
Applied Composites Holdings, LLC (fka AC&A Enterprises Holdings, LLC)(7)(13)	First lien senior secured revolving loan	L +	6.00%	1/2025	3,000	2,995	2,928	0.9%
Bleriot US Bidco Inc.(7)	First lien senior secured loan	L +	4.00%	10/2026	25,368	25,282	25,049	7.6%
Dynasty Acquisition Co., Inc. (dba StandardAero Limited)(14)	First lien senior secured loan	S +	3.50%	4/2026	38,700	38,602	36,813	11.0%
					101,179	100,835	98,095	29.6%
Automotive
Holley, Inc.(7)(9)	First lien senior secured loan	L +	3.75%	11/2028	23,202	23,060	20,025	6.1%
Mavis Tire Express Services Topco Corp. (9) (14)	First lien senior secured loan	S +	4.00%	5/2028	2,925	2,905	2,785	0.8%
PAI Holdco, Inc.(7)	First lien senior secured loan	L +	3.75%	10/2027	9,887	9,767	8,700	2.6%
					36,014	35,732	31,510	9.5%
Buildings and Real estate
CoreLogic Inc. (6)(9)	First lien senior secured loan	L +	3.50%	6/2028	12,357	11,545	10,273	3.1%
Wrench Group, LLC.(7)	First lien senior secured loan	L +	4.00%	4/2026	32,008	31,898	30,890	9.5%
					44,365	43,443	41,163	12.6%
Business Services
Capstone Acquisition Holdings, Inc. (6)	First lien senior secured loan	L +	4.75%	11/2027	4,953	4,916	4,941	1.5%
Capstone Acquisition Holdings, Inc. (6)	First lien senior secured delayed draw term loan	L +	4.75%	11/2027	334	331	333	0.1%
CoolSys, Inc.(7)	First lien senior secured loan	L +	4.75%	8/2028	13,932	13,817	11,250	3.4%
CoolSys, Inc.(10)(11)(12)(13)	First lien senior secured delayed draw term loan	L +	4.75%	8/2023	—	(19)	(467)	—%
ConnectWise, LLC(6)(9)	First lien senior secured loan	L +	3.50%	9/2028	16,830	16,759	15,951	4.8%

Owl Rock Capital Corporation
Notes to Consolidated Financial Statements (Unaudited) - Continued

ORCC Senior Loan Fund's Portfolio as of December 31, 2022 ($ in thousands)
Company(1)(2)(4)(5)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(3)	Fair Value	Percentage of Members' Equity
LABL, Inc.(6)	First lien senior secured loan	L +	5.00%	10/2028	7,920	7,819	7,496	2.3%
Packers Holdings, LLC(6)	First lien senior secured loan	L +	3.25%	3/2028	21,066	20,679	18,327	5.5%
					65,035	64,302	57,831	17.6%
Chemicals
Aruba Investments Holdings LLC (dba Angus Chemical Company)(6)	First lien senior secured loan	L +	3.75%	11/2027	15,874	15,525	15,398	4.7%
					15,874	15,525	15,398	4.7%
Consumer Products
Olaplex, Inc.(14)	First lien senior secured loan	S +	3.50%	2/2029	14,925	14,892	14,030	4.2%
					14,925	14,892	14,030	4.2%
Containers and Packaging
BW Holding, Inc.(15)	First lien senior secured loan	S +	4.00%	12/2028	12,197	11,971	11,221	3.4%
Five Star Lower Holding LLC (16)	First lien senior secured loan	S +	4.25%	5/2029	21,820	21,540	21,275	6.4%
Ring Container Technologies Group, LLC (dba Ring Container Technologies)(6)	First lien senior secured loan	L +	3.50%	8/2028	24,750	24,699	24,379	7.4%
Valcour Packaging, LLC (8)	First lien senior secured loan	L +	3.75%	10/2028	6,948	6,927	6,218	1.9%
					65,715	65,137	63,093	19.1%
Distribution
BCPE Empire Holdings, Inc. (dba Imperial-Dade) (9)(14)	First lien senior secured loan	S +	4.63%	6/2026	24,813	24,044	24,068	7.3%
Dealer Tire, LLC(14)	First lien senior secured loan	S +	4.50%	12/2025	35,982	35,091	35,563	10.7%
SRS Distribution, Inc.(7)	First lien senior secured loan	L +	3.50%	6/2028	9,875	9,816	9,431	2.9%
					70,670	68,951	69,062	20.9%
Education
Spring Education Group, Inc. (fka SSH Group Holdings, Inc.)(7)	First lien senior secured loan	L +	4.00%	7/2025	33,512	33,470	32,646	9.9%
Sophia, L.P. (14)	First lien senior secured loan	S +	4.25%	10/2027	19,900	19,723	19,850	6.0%
					53,412	53,193	52,496	15.9%
Food and beverage
Balrog Acquisition, Inc. (dba Bakemark)(7)	First lien senior secured loan	L +	4.00%	9/2028	24,750	24,533	24,193	7.3%
Dessert Holdings(7)	First lien senior secured loan	L +	4.00%	6/2028	25,718	25,560	23,789	7.2%
Eagle Parent Corp.(9)(15)	First lien senior secured loan	S +	4.25%	4/2029	2,722	2,661	2,668	0.8%
Naked Juice LLC (dba Tropicana)(9)(15)	First lien senior secured loan	S +	3.25%	1/2029	1,990	1,986	1,775	0.5%
Sovos Brands Intermediate, Inc.(7)(9)	First lien senior secured loan	L +	3.50%	6/2028	20,724	20,683	20,138	6.1%
					75,904	75,423	72,563	21.9%
Healthcare equipment and services
Cadence, Inc.(6)	First lien senior secured loan	L +	5.00%	5/2025	28,640	28,277	27,793	8.4%
Cadence, Inc.(6)(10)(13)	First lien senior secured revolving loan	L +	5.00%	5/2024	2,921	2,892	2,704	0.8%
Confluent Medical Technologies, Inc.(15)	First lien senior secured loan	S +	3.75%	2/2029	4,963	4,940	4,702	1.4%
Medline Intermediate, LP(6)(9)	First lien senior secured loan	L +	3.25%	10/2028	24,813	24,710	23,547	7.1%
Packaging Coordinators Midco, Inc.(7)(9)	First lien senior secured loan	L +	3.50%	11/2027	4,937	4,927	4,672	1.4%
					66,274	65,746	63,418	19.1%

Owl Rock Capital Corporation
Notes to Consolidated Financial Statements (Unaudited) - Continued

ORCC Senior Loan Fund's Portfolio as of December 31, 2022 ($ in thousands)
Company(1)(2)(4)(5)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(3)	Fair Value	Percentage of Members' Equity
Healthcare providers and services
Confluent Health, LLC(6)	First lien senior secured loan	L +	4.00%	11/2028	20,419	20,331	20,011	6.1%
Confluent Health, LLC(6)(10)(12)(13)	First lien senior secured delayed draw term loan	L +	4.00%	11/2023	2,514	2,496	2,426	0.7%
Corgi Bidco, Inc.(9)(15)	First lien senior secured loan	S +	5.00%	10/2029	15,000	14,126	14,018	4.2%
Phoenix Newco, Inc. (dba Parexel)(6)(9)	First lien senior secured loan	L +	3.25%	11/2028	27,294	27,177	26,240	7.9%
Physician Partners, LLC(9)(14)	First lien senior secured loan	S +	4.00%	12/2028	9,925	9,836	9,434	2.9%
					75,152	73,966	72,129	21.8%
Healthcare technology
Athenahealth, Inc.(9)(14)	First lien senior secured loan	S +	3.50%	2/2029	17,741	17,665	15,974	4.8%
Athenahealth, Inc.(9)(10)(11)(12)(13)(14)	First lien senior secured delayed draw term loan	S +	3.50%	8/2023	—	(4)	(206)	—%
Imprivata, Inc.(14)	First lien senior secured loan	S +	4.25%	12/2027	19,900	19,305	19,154	5.8%
PointClickCare Technologies Inc.(15)	First lien senior secured loan	S +	4.00%	12/2027	9,925	9,794	9,751	3.0%
					47,566	46,760	44,673	13.6%
Infrastructure and environmental services
CHA Holding, Inc.(7)	First lien senior secured loan	L +	4.50%	4/2025	40,272	40,115	39,466	11.9%
					40,272	40,115	39,466	11.9%
Insurance
Acrisure, LLC(15)	First lien senior secured loan	S +	5.75%	2/2027	10,000	9,513	9,900	3.0%
AssuredPartners, Inc.(6)	First lien senior secured loan	L +	4.25%	2/2027	4,988	4,822	4,875	1.5%
Integro Parent Inc.(15)	First lien senior secured loan	S +	10.25%	10/2024	3,649	3,648	3,638	1.1%
Integro Parent Inc.(15)	First lien senior secured revolving loan	S +	10.25%	10/2024	736	736	733	0.2%
					19,373	18,719	19,146	5.8%
Internet software and services
Barracuda Networks, Inc. (15)	First lien senior secured loan	S +	4.50%	8/2029	25,000	24,282	24,063	7.3%
CDK Global, Inc.(9)(15)	First lien senior secured loan	S +	4.50%	7/2029	25,000	24,292	24,745	7.5%
DCert Buyer, Inc. (dba DigiCert)(9)(16)	First lien senior secured loan	S +	4.00%	10/2026	21,993	21,925	21,214	6.4%
Help/Systems Holdings, Inc.(15)	First lien senior secured loan	S +	4.00%	11/2026	14,847	14,773	13,325	4.0%
					86,840	85,272	83,347	25.2%
Manufacturing
Engineered Machinery Holdings (dba Duravant)(7)	First lien senior secured loan	L +	3.75%	5/2028	34,649	34,508	33,483	10.1%
Gloves Buyer, Inc. (dba Protective Industrial Products)(6)	First lien senior secured loan	L +	4.00%	12/2027	14,875	14,706	14,763	4.7%
Pro Mach Group, Inc.(6)(9)	First lien senior secured loan	L +	4.00%	8/2028	24,757	24,652	24,039	7.3%
					74,281	73,866	72,285	22.1%
Professional Services
Apex Group Treasury, LLC(7)(9)	First lien senior secured loan	L +	3.75%	7/2028	32,685	32,584	31,050	9.4%
Sovos Compliance, LLC(6)	First lien senior secured loan	L +	4.50%	8/2028	25,518	25,374	23,477	7.1%
					58,203	57,958	54,527	16.5%

Owl Rock Capital Corporation
Notes to Consolidated Financial Statements (Unaudited) - Continued

ORCC Senior Loan Fund's Portfolio as of December 31, 2022 ($ in thousands)
Company(1)(2)(4)(5)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(3)	Fair Value	Percentage of Members' Equity
Telecommunications
ETC Group(15)	First lien senior secured loan	S +	6.00%	10/2029	5,000	4,609	4,763	1.4%
Park Place Technologies, LLC(9) (14)	First lien senior secured loan	S +	5.00%	11/2027	14,886	14,443	13,987	4.2%
					19,886	19,052	18,750	5.6%
Transportation
Safe Fleet Holdings(14)	First lien senior secured loan	S +	5.00%	2/2029	14,925	14,501	14,403	4.4%
					14,925	14,501	14,403	4.4%

Total Debt Investments					1,045,865	1,033,388	997,385	302.0%
Total Investments					1,045,865	1,033,388	997,385	302.0%
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
(15)The interest rate on these loans is subject to 3 month SOFR, which as of December 31, 2022 was 4.59%.
(16)The interest rate on these loans is subject to 6 month SOFR, which as of December 31, 2022 was 4.78%.

The table below presets selected balance sheet information for ORCC SLF as of the following periods:

($ in thousands)	March 31, 2023 (Unaudited)	December 31, 2022
Assets
Investments at fair value (amortized cost of $1,086,628 and $1,033,388, respectively)	$1,059,299	$997,385
Cash	35,219	27,914
Interest receivable	6,874	3,920
Prepaid expenses and other assets	4,707	6,108
Total Assets	$1,106,099	$1,035,327
Liabilities
Debt (net of unamortized debt issuance costs of $5,802 and $6,117, respectively)	$665,081	$685,265
Distributions payable	11,711	11,095
Payable for investments purchased	$53,625	$—
Accrued expenses and other liabilities	9,995	8,703
Total Liabilities	$740,412	$705,063
Members' Equity
Members' Equity	365,687	330,264
Members' Equity	365,687	330,264
Total Liabilities and Members' Equity	$1,106,099	$1,035,327

The table below presents selected statement of operations information for ORCC SLF for the following periods:

	For the Three Months Ended March 31,
($ in thousands)	2023	2022
Investment Income
Interest income	$23,641	$10,014
Other income	64	212
Total Investment Income	23,705	10,226
Expenses
Interest expense	11,319	2,730
Professional fees	242	278
Total Expenses	11,561	3,008
Net Investment Income Before Taxes	12,144	7,218
Tax expense (benefit)	709	102
Net Investment Income After Taxes	$11,435	$7,116
Net Realized and Change in Unrealized Gain (Loss) on Investments
Net change in unrealized gain (loss) on investments	8,676	(4,232)
Net realized gain on investments	23	19
Total Net Realized and Change in Unrealized Gain (Loss) on Investments	8,699	(4,213)
Net Increase in Members' Equity Resulting from Operations	$20,134	$2,903

Owl Rock Capital Corporation
Notes to Consolidated Financial Statements (Unaudited) - Continued
Note 5. Fair Value of Investments
Investments
The tables below present the fair value hierarchy of investments as of the following periods:

	Fair Value Hierarchy as of March 31, 2023
($ in thousands)	Level 1	Level 2	Level 3	Total
First-lien senior secured debt investments	$—	$500	$9,276,243	$9,276,743
Second-lien senior secured debt investments	—	91,940	1,761,897	1,853,837
Unsecured debt investments	—	—	262,191	262,191
Preferred equity investments(3)	—	—	388,592	388,592
Common equity investments(1)	1,181	—	1,054,731	1,055,912
Subtotal	$1,181	$92,440	$12,743,654	$12,837,275
Investments measured at NAV(2)	—	—	—	319,976
Total Investments at fair value	$1,181	$92,440	$12,743,654	$13,157,251
_______________
(1)Includes equity investment in Wingspire, Amergin AssetCo, and Fifth Season.
(2)Includes equity investment in ORCC SLF.
(3)Includes equity investment in LSI Financing.

	Fair Value Hierarchy as of December 31, 2022
($ in thousands)	Level 1	Level 2	Level 3	Total
First-lien senior secured debt investments	$—	$—	$9,279,179	$9,279,179
Second-lien senior secured debt investments	—	43,692	1,817,286	1,860,978
Unsecured debt investments	—	10,579	237,440	248,019
Preferred equity investments	—	—	355,261	355,261
Common equity investments(1)	816	—	977,111	977,927
Subtotal	$816	$54,271	$12,666,277	$12,721,364
Investments measured at NAV(2)	—	—	—	288,981
Total Investments at fair value	$816	$54,271	$12,666,277	$13,010,345
_______________
(1)Includes equity investment in Wingspire.
(2)Includes equity investment in ORCC SLF.

Owl Rock Capital Corporation
Notes to Consolidated Financial Statements (Unaudited) - Continued

The tables below present the changes in the fair value of investments for which Level 3 inputs were used to determine the fair value as of and for the following periods:

	As of and for the Three Months Ended March 31, 2023
($ in thousands)	First-lien senior secured debt investments	Second-lien senior secured debt investments	Unsecured debt investments	Preferred equity investments	Common equity investments	Total
Fair value, beginning of period	$9,279,179	$1,817,286	$237,440	$355,261	$977,111	$12,666,277
Purchases of investments, net	146,205	—	—	19,883	37,218	203,306
Payment-in-kind	27,582	3,781	8,913	10,978	163	51,417
Proceeds from investments, net	(141,837)	(19,200)	(192)	—	(12,365)	(173,594)
Net change in unrealized gain (loss)	58,444	6,752	5,358	2,236	4,785	77,575
Net realized gains (losses)	(52,483)	—	(23)	—	—	(52,506)
Net amortization/accretion of discount/premium on investments	7,459	942	116	234	—	8,751
Transfers between investment types	(47,819)	—	—	—	47,819	—
Transfers into (out of) Level 3(1)	(487)	(47,664)	10,579	—	—	(37,572)
Fair value, end of period	$9,276,243	$1,761,897	$262,191	$388,592	$1,054,731	$12,743,654
_______________
(1)Transfers between levels, if any, are recognized at the beginning of the period in which the transfers occur. For the period ended March 31, 2023, transfers in to and out of Level 3 into Level 2 were a result of changes in the observability of significant inputs for certain portfolio companies.

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

Owl Rock Capital Corporation
Notes to Consolidated Financial Statements (Unaudited) - Continued
The table below presents the net change in unrealized gains on investments for which Level 3 inputs were used in determining the fair value that are still held by the Company for the following periods:

	Net change in unrealized gain (loss) for the Three Months Ended March 31, 2023 on Investments Held at March 31, 2023	Net change in unrealized gain (loss) for the Three Months Ended March 31, 2022 on Investments Held at March 31, 2022
First-lien senior secured debt investments	$6,567	$(50,741)
Second-lien senior secured debt investments	6,455	(19,221)
Unsecured debt investments	5,358	(5,649)
Preferred equity investments	767	(3,773)
Common equity investments	4,821	(9,656)
Total Investments	$23,968	$(89,040)

The following tables present quantitative information about the significant unobservable inputs of the Company’s Level 3 investments as of the following periods. The weighted average range of unobservable inputs is based on fair value of investments. The tables are not intended to be all-inclusive but instead capture the significant unobservable inputs relevant to the Company’s determination of fair value.

	As of March 31, 2023
($ in thousands)	Fair Value	Valuation Technique	Unobservable Input	(Range) Weighted Average	Impact to Valuation from an Increase in Input
First-lien senior secured debt investments	$9,156,215	Yield Analysis	Market Yield	(9.1% - 38.3%) 12.7%	Decrease
	120,028	Recent Transaction	Transaction Price	(97.0% - 98.0%) 98.0%	Increase
Second-lien senior secured debt investments	$1,755,848	Yield Analysis	Market Yield	(12.0% - 21.8%) 14.9%	Decrease
	6,049	Collateral Analysis	Recovery Rate	(9.5% - 9.5%) 9.5%	Increase
Unsecured debt investments	$257,031	Yield Analysis	Market Yield	(10.7% - 20.5%) 12.7%	Decrease
	5,160	Market Approach	EBITDA Multiple	(13.75x - 13.75x) 13.75x	Increase
Preferred equity investments	$362,832	Yield Analysis	Market Yield	(11.5% - 17.5%) 14.1%	Decrease
	25,715	Recent Transaction	Transaction Price	(71.6% - 100.0%) 95.0%	Increase
	45	Market Approach	EBITDA Multiple	(12.0x - 12.0x) 12.0x	Increase
Common equity investments	$863,560	Market Approach	EBITDA Multiple	(1.2x - 21.0x) 5.4x	Increase
	33,402	Market Approach	Revenue	(0.7x - 16.0x) 10.8x	Increase
	153,357	Recent Transaction	Transaction Price	(100.0% - 100.0%) 100.0%	Increase
	4,310	Market Approach	Transaction Price	($77.00 - $77.00) $77.00	Increase
	102	Market Approach	Gross Profit	(9.0x - 9.0x) 9.0x	Increase

Owl Rock Capital Corporation
Notes to Consolidated Financial Statements (Unaudited) - Continued

As of December 31, 2022
($ in thousands)	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)	Impact to Valuation from an Increase in Input
First-lien senior secured debt investments	$9,148,610	Yield Analysis	Market Yield	(8.2% - 42.0%) 13.1%	Decrease
	86,606	Recent Transaction	Transaction Price	(97.5% - 99.0%) 97.8%	Increase
	43,963	Collateral Analysis	Recovery Rate	(51.0% - 51.0%) 51.0%	Increase
Second-lien senior secured debt investments	$1,806,340	Yield Analysis	Market Yield	(12.6% - 21.0%) 16.0%	Decrease
	6,048	Collateral Analysis	Recovery Rate	(9.5% - 9.5%) 9.5%	Increase
	4,898	Recent Transaction	Transaction Price	(98.0% - 98.0%) 98.0%	Increase
Unsecured debt investments	$232,280	Yield Analysis	Market Yield	(10.4% - 20.2%) 12.4%	Decrease
	5,160	Market Approach	EBITDA Multiple	(14.3x - 14.3x) 14.3x	Increase
Preferred equity investments	$339,821	Yield Analysis	Market Yield	(11.9% - 17.9%) 14.1%	Decrease
	15,395	Recent Transaction	Transaction Price	(96.5% - 100.0%) 97.9%	Increase
	45	Market Approach	EBITDA Multiple	(11.5x - 11.5x) 11.5x	Increase
Common equity investments	$848,356	Market Approach	EBITDA Multiple	(1.2x - 23.3x) 5.5x	Increase
	25,241	Market Approach	Revenue	(0.8x - 16.6x) 12.2x	Increase
	99,210	Recent Transaction	Transaction Price	(100% - 100%) 100%	Increase
	4,215	Market Approach	Transaction Price	($75.31 - $75.31) $75.31	Increase
	89	Market Approach	Gross Profit	(8.5x - 8.5x) 8.5x	Increase

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
When the debtor is not performing or when there is insufficient value to cover the investment, the Company may utilize a net recovery approach to determine the fair value of debt investments in subject companies. A net recovery analysis typically consists of two steps. First, the total enterprise value for the subject company is estimated using standard valuation approaches, most commonly the market approach. Second, the fair value for each investment in the subject company is then estimated by allocating the subject company’s total enterprise value to the outstanding securities in the capital structure based upon various factors, including seniority, preferences, and other features if deemed relevant to each security in the capital structure.
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

Owl Rock Capital Corporation
Notes to Consolidated Financial Statements (Unaudited) - Continued
Debt Not Carried at Fair Value
Fair value is estimated by discounting remaining payments using applicable current market rates, which take into account changes in the Company’s marketplace credit ratings, or market quotes, if available. The table below presents the carrying and fair values of the Company’s debt obligations as of the following periods:

	March 31, 2023		December 31, 2022
($ in thousands)	Net Carrying Value(1)	Fair Value	Net Carrying Value(2)	Fair Value
Revolving Credit Facility	$620,095	$620,095	$542,453	$542,453
SPV Asset Facility II	245,657	245,657	245,368	245,368
SPV Asset Facility III	—	—	249,372	249,372
CLO I	387,422	387,422	387,321	387,321
CLO II	257,266	257,266	257,206	257,206
CLO III	258,186	258,186	258,145	258,145
CLO IV	287,912	287,912	287,777	287,777
CLO V	506,825	506,825	506,792	506,792
CLO VI	258,314	258,314	258,271	258,271
CLO VII	237,197	237,197	237,155	237,155
CLO X	258,179	258,179	—	—
2024 Notes	387,594	395,000	384,851	395,000
2025 Notes	421,646	403,750	421,242	399,500
July 2025 Notes	495,781	467,500	495,347	462,500
2026 Notes	493,693	466,250	493,162	461,250
July 2026 Notes	984,123	887,500	982,993	875,000
2027 Notes	446,771	420,000	438,332	412,500
2028 Notes	836,553	688,500	835,957	673,625
Total Debt	$7,383,214	$7,045,553	$7,281,744	$6,909,235
_______________
(1)The carrying value of the Company’s Revolving Credit Facility, SPV Asset Facility II, CLO I, CLO II, CLO III, CLO IV, CLO V, CLO VI, CLO VII, CLO X, 2024 Notes, 2025 Notes, July 2025 Notes, 2026 Notes, July 2026 Notes, 2027 Notes and 2028 Notes are presented net of deferred financing costs of $14.0 million, $4.3 million, $2.6 million, $2.7 million, $1.8 million, $4.6 million, $2.8 million, $1.7 million, $2.0 million, $1.8 million, $2.3 million, $3.4 million, $4.2 million, $6.3 million, $15.9 million, $7.5 million and $13.4 million, respectively.
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

The below table presents the fair value measurements of the Company’s debt obligations as of the following periods:

($ in thousands)	March 31, 2023	December 31, 2022
Level 1	$—	$—
Level 2	3,728,500	3,679,375
Level 3	3,317,053	3,229,860
Total Debt	$7,045,553	$6,909,235
Financial Instruments Not Carried at Fair Value
As of March 31, 2023 and December 31, 2022, the carrying amounts of the Company’s assets and liabilities, other than investments at fair value and debt, approximate fair value due to their short maturities.

Owl Rock Capital Corporation
Notes to Consolidated Financial Statements (Unaudited) - Continued
Note 6. Debt
In accordance with the 1940 Act, with certain limitations, the Company is allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 150%. As of March 31, 2023 and December 31, 2022, the Company’s asset coverage was 178% and 179%, respectively.
The below tables present the debt obligations for the following periods:

	March 31, 2023
($ in thousands)	Aggregate Principal Committed	Outstanding Principal	Amount Available(1)	Net Carrying Value(2)
Revolving Credit Facility(3)(5)	$1,855,000	$634,052	$1,173,848	$620,095
SPV Asset Facility II	350,000	250,000	100,000	245,657
CLO I	390,000	390,000	—	387,422
CLO II	260,000	260,000	—	257,266
CLO III	260,000	260,000	—	258,186
CLO IV	292,500	292,500	—	287,912
CLO V	509,625	509,625	—	506,825
CLO VI	260,000	260,000	—	258,314
CLO VII	239,150	239,150	—	237,197
CLO X	260,000	260,000	—	258,179
2024 Notes(4)	400,000	400,000	—	387,594
2025 Notes	425,000	425,000	—	421,646
July 2025 Notes	500,000	500,000	—	495,781
2026 Notes	500,000	500,000	—	493,693
July 2026 Notes	1,000,000	1,000,000	—	984,123
2027 Notes(4)	500,000	500,000	—	446,771
2028 Notes	850,000	850,000	—	836,553
Total Debt	$8,851,275	$7,530,327	$1,273,848	$7,383,214
______________
(1)The amount available reflects any collateral related limitations at the Company level related to each credit facility’s borrowing base.
(2)The carrying value of the Company’s Revolving Credit Facility, SPV Asset Facility II, CLO I, CLO II, CLO III, CLO IV, CLO V, CLO VI, CLO VII, CLO X, 2024 Notes, 2025 Notes, July 2025 Notes, 2026 Notes, July 2026 Notes, 2027 Notes and 2028 Notes are presented net of deferred financing costs of $14.0 million, $4.3 million, $2.6 million, $2.7 million, $1.8 million, $4.6 million, $2.8 million, $1.7 million, $2.0 million, $1.8 million, $2.3 million, $3.4 million, $4.2 million, $6.3 million, $15.9 million, $7.5 million and $13.4 million respectively.
(3)Includes the unrealized translation gain (loss) on borrowings denominated in foreign currencies.
(4)Inclusive of change in fair market value of effective hedge.
(5)The amount available is reduced by $47.1 million of outstanding letters of credit.

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
(5)The amount available is reduced by $44.8 million of outstanding letters of credit.

The table below presents the components of interest expense for the following periods:

	For the Three Months Ended March 31,
($ in thousands)	2023	2022
Interest expense	$98,328	$52,631
Amortization of debt issuance costs	6,863	6,125
Net change in unrealized gain (loss) on effective interest rate swaps and hedged items(1)	(1,236)	2,622
Total Interest Expense	$103,955	$61,378
Average interest rate	5.2%	2.9%
Average daily borrowings	$7,497,607	$7,152,041
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
The maximum principal amount of the Revolving Credit Facility is $1.9 billion, subject to availability under the borrowing base, which is based on the Company’s portfolio investments and other outstanding indebtedness. Maximum capacity under the Revolving Credit Facility may be increased to $2.8 billion through the Company’s exercise of an uncommitted accordion feature through which existing and new lenders may, at their option, agree to provide additional financing. The Revolving Credit Facility includes a $200 million limit for swingline loans and is secured by a perfected first-priority interest in substantially all of the portfolio investments held by the Company and each Guarantor, subject to certain exceptions.
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
SPV Asset Facility III
On December 14, 2018 (the “SPV Asset Facility III Closing Date”), ORCC Financing III LLC (“ORCC Financing III”), a Delaware limited liability company and subsidiary of the Company, entered into a Loan Financing and Servicing Agreement (the “SPV Asset Facility III”), with ORCC Financing III, as borrower, the Company, as equity holder and services provider, the lenders from time to time parties thereto (the “SPV Asset Facility III Lenders”), Deutsche Bank AG, New York Branch, as Facility Agent, State Street Bank and Trust Company, as Collateral Agent and Cortland Capital Market Services LLC, as Collateral Custodian. The parties to the SPV Asset Facility III entered into various amendments, including those relating to the undrawn fee and make-whole fee and definition of “Change of Control.” The following describes the terms of SPV Asset Facility III as of its termination on March 9, 2023 (the “SPV Asset Facility III Termination Date”).
From time to time, the Company sold and contributed certain loan assets to ORCC Financing III pursuant to a Sale and Contribution Agreement by and between the Company and ORCC Financing III. No gain or loss was recognized as a result of the contribution. Proceeds from the SPV Asset Facility III were used to finance the origination and acquisition of eligible assets by ORCC Financing III, including the purchase of such assets from the Company. The Company retained a residual interest in assets contributed to or acquired by ORCC Financing III through its ownership of ORCC Financing III. The maximum principal amount of the SPV Asset Facility III was $250 million; the availability of this amount was subject to a borrowing base test, which was based on the value of ORCC Financing III’s assets from time to time, and satisfaction of certain conditions, including interest spread and weighted average coupon tests, certain concentration limits and collateral quality tests.

Owl Rock Capital Corporation
Notes to Consolidated Financial Statements (Unaudited) - Continued
The SPV Asset Facility III provided for the ability to borrow, reborrow, repay and prepay advances under the SPV Asset Facility III until June 14, 2023 unless such period was extended or accelerated under the terms of the SPV Asset Facility III (the “SPV Asset Facility III Revolving Period”). Prior to the SPV Asset Facility III Termination Date, proceeds received by ORCC Financing III from principal and interest, dividends, or fees on assets were required to be used to pay fees, expenses and interest on outstanding advances, and the excess returned to the Company, subject to certain conditions. On the SPV Asset Facility III Termination Date, ORCC Financing III repaid in full all outstanding fees and expenses and all principal and interest on outstanding advances.
Amounts drawn bore interest at term SOFR (or, in the case of certain SPV Asset Facility III Lenders that are commercial paper conduits, the lower of (a) their cost of funds and (b) term SOFR, such term SOFR not to be lower than zero) plus a spread equal to 2.20% per annum, which spread would have increased (a) on and after the end of the SPV Asset Facility III Revolving Period by 0.15% per annum if no event of default had occurred and (b) by 2.00% per annum upon the occurrence of an event of default (such spread, the “Applicable Margin”). Term SOFR may have been replaced as a base rate under certain circumstances. The Company predominantly borrowed utilizing term SOFR rate loans, generally electing one-month SOFR upon borrowing. During the SPV Asset Facility III Revolving Period, ORCC Financing III paid an undrawn fee ranging from 0.25% to 0.50% per annum on the undrawn amount, if any, of the revolving commitments in the SPV Asset Facility III. During the SPV Asset Facility III Revolving Period, if the undrawn commitments were in excess of a certain portion (initially 20% and increasing in stages to 75%) of the total commitments under the SPV Asset Facility III, ORCC Financing III would have also paid a make-whole fee equal to the Applicable Margin multiplied by such excess undrawn commitment amount, reduced by the undrawn fee payable on such excess. The SPV Asset Facility III contained customary covenants, including certain financial maintenance covenants, limitations on the activities of ORCC Financing III, including limitations on incurrence of incremental indebtedness, and customary events of default. The SPV Asset Facility III was secured by a perfected first priority security interest in the assets of ORCC Financing III and on any payments received by ORCC Financing III in respect of those assets. Assets pledged to the SPV Asset Facility III Lenders were not available to pay the debts of the Company.
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
CLO II Refinancing
On April 9, 2021 (the “CLO II Refinancing Date”), the Company completed a $398.1 million term debt securitization refinancing (the “CLO II Refinancing”), also known as a collateralized loan obligation refinancing, which is a form of secured financing incurred by the Company. The secured notes and preferred shares issued in the CLO II Refinancing were issued by the Company’s consolidated subsidiaries Owl Rock CLO II, Ltd., an exempted company incorporated in the Cayman Islands with limited liability (the “CLO II Issuer”), and Owl Rock CLO II, LLC, a Delaware limited liability company (the “CLO II Co-Issuer” and together with the CLO II Issuer, the “CLO II Issuers”) and are backed by a portfolio of collateral obligations consisting of middle market loans and participation interests in middle market loans as well as by other assets of the CLO II Issuer.
The CLO II Refinancing was executed by the issuance of the following classes of notes pursuant to an indenture and security agreement dated as of December 12, 2019 (such date, the “CLO II Closing Date,” and such agreement,the “CLO II Indenture”), as supplemented by the supplemental indenture dated as of the CLO II Refinancing Date (the “CLO II Refinancing Indenture”), by and among the CLO II Issuers and State Street Bank and Trust Company: (i) $204 million of AAA(sf) Class A-LR Notes, which bear interest at three-month LIBOR plus 1.55%, (ii) $20 million of AAA(sf) Class A-FR Notes, which bear interest at a fixed rate of 2.48% and (iii) $36 million of AA(sf) Class B-R Notes, which bear interest at three-month LIBOR plus 1.90% (together, the “CLO II Refinancing Debt”). The CLO II Refinancing Debt is secured by the middle market loans, participation interests in middle market loans and other assets of the CLO II Issuer. The CLO II Refinancing Debt is scheduled to mature on April 20, 2033. The CLO II Refinancing Debt was privately placed by Deutsche Bank Securities Inc. Upon the occurrence of certain triggering events relating to the end of LIBOR, a different benchmark rate will replace LIBOR as the reference rate for interest accruing on the CLO II Refinancing Debt. The proceeds from the CLO II Refinancing were used to redeem in full the classes of notes issued on the CLO II Closing Date.
Concurrently with the issuance of the CLO II Refinancing Debt, the CLO II Issuer issued subordinated securities in the form of 1,500 additional preferred shares at an issue price of U.S.$1,000 per share (the “CLO II Refinancing Preferred Shares”) resulting in a total outstanding number of CLO II Preferred Shares of 138,100 ($138.1 million total issue price). The CLO II Refinancing Preferred Shares were issued by the CLO II Issuer as part of its issued share capital and are not secured by the collateral securing the CLO II Refinancing Debt. The Company purchased all of the CLO II Refinancing Preferred Shares. The Company acts as retention holder in connection with the CLO II Refinancing for the purposes of satisfying certain U.S. and European Union regulations requiring sponsors of securitization transactions to retain exposure to the performance of the securitized assets and as such is required to retain a portion of the CLO II Preferred Shares. The proceeds from the CLO II Refinancing Preferred Shares were used to pay certain expenses incurred in connection with the CLO II Refinancing.
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
CLO IV Refinancing
On July 9, 2021 (the “CLO IV Refinancing Date”), the Company completed a $440.5 million term debt securitization refinancing (the “CLO IV Refinancing”), also known as a collateralized loan obligation refinancing, which is a form of secured financing incurred by the Company. The secured notes and preferred shares issued in the CLO IV Refinancing were issued by the Company’s consolidated subsidiaries Owl Rock CLO IV, Ltd., an exempted company incorporated in the Cayman Islands with limited liability (the “CLO IV Issuer”), and Owl Rock CLO IV, LLC, a Delaware limited liability company (the “CLO IV Co-Issuer” and together with the CLO IV Issuer, the “CLO IV Issuers”) and are backed by a portfolio of collateral obligations consisting of middle market loans and participation interests in middle market loans as well as by other assets of the CLO IV Issuer.

Owl Rock Capital Corporation
Notes to Consolidated Financial Statements (Unaudited) - Continued
The CLO IV Refinancing was executed by the issuance of the following classes of notes pursuant to an indenture and security agreement dated as of May 28, 2020 (such date, the CLO IV Closing Date, and such agreement, the “CLO IV Indenture”), as supplemented by the supplemental indenture dated as of the CLO IV Refinancing Date (the “CLO IV Refinancing Indenture”), by and among the CLO IV Issuers and State Street Bank and Trust Company: (i) $252 million of AAA(sf) Class A-1-R Notes, which bear interest at three-month LIBOR plus 1.60% and (ii) $40.5 million of AA(sf) Class A-2-R Notes, which bear interest at three-month LIBOR plus 1.90% (together, the “CLO IV Refinancing Secured Notes”). The CLO IV Refinancing Secured Notes are secured by the middle market loans, participation interests in middle market loans and other assets of the Issuer. The CLO IV Refinancing Secured Notes are scheduled to mature on August 20, 2033. The CLO IV Refinancing Secured Notes were privately placed by Natixis Securities Americas LLC. Upon the occurrence of certain triggering events relating to the end of LIBOR, a different benchmark rate will replace LIBOR as the reference rate for interest accruing on the CLO IV Refinancing Secured Notes. The proceeds from the CLO IV Refinancing were used to redeem in full the classes of notes issued on the CLO IV Closing Date, to redeem a portion of the preferred shares of the CLO IV Issuer as described below and to pay expenses incurred in connection with the CLO IV Refinancing.
Concurrently with the issuance of the CLO IV Refinancing Secured Notes, the CLO IV Issuer redeemed 38,900 preferred shares held by the Company (the “CLO IV Preferred Shares”) at a total redemption price of $38.9 million ($1,000 per preferred share). The Company retains the 148,000 CLO IV Preferred Shares that remain outstanding and that the Company acquired on the CLO IV Closing Date. The CLO IV Preferred Shares were issued by the CLO IV Issuer as part of its issued share capital and are not secured by the collateral securing the CLO IV Refinancing Secured Notes. The Company acts as retention holder in connection with the CLO IV Refinancing for the purposes of satisfying certain U.S. and European Union regulations requiring sponsors of securitization transactions to retain exposure to the performance of the securitized assets and as such is required to retain a portion of the Preferred Shares.
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
CLO X
On March 9, 2023 (the “CLO X Closing Date”), the Company completed a $397.7 million term debt securitization transaction (the “CLO X Transaction”), also known as a collateralized loan obligation transaction, which is a form of secured financing incurred by the Company. The secured notes and preferred shares issued in the CLO X Transaction were issued by the Company’s consolidated subsidiary Owl Rock CLO X, LLC, a limited liability organized under the laws of the State of Delaware (the “CLO X Issuer”) and are backed by a portfolio of collateral obligations consisting of middle market loans and participation interests in middle market loans as well as by other assets of the CLO X Issuer.
The CLO X Transaction was executed by the issuance of the following classes of notes and preferred shares pursuant to an indenture and security agreement dated as of the CLO X Closing Date (the “CLO X Indenture”), by and among the CLO X Issuer and State Street Bank and Trust Company: (i) $228 million of AAA(sf) Class A Notes, which bear interest at three-month term SOFR plus 2.45% and (ii) $32 million of AA(sf) Class B Notes, which bear interest at three-month term SOFR plus 3.60% (together, the “CLO X Secured Notes”). The Secured Notes are secured by middle market loans, participation interests in middle market loans and other assets of the CLO X Issuer. The CLO X Secured Notes are scheduled to mature on April 20, 2035. The CLO X Secured Notes were privately placed by Deutsche Bank Securities Inc. as Initial Purchaser.
Concurrently with the issuance of the CLO X Secured Notes, the CLO X Issuer issued approximately $137.7 million of subordinated securities in the form of 137,700 preferred shares at an issue price of U.S. $1,000 per share (the “CLO X Preferred Shares”). The CLO X Preferred Shares were issued by the CLO X Issuer as part of its issued share capital and are not secured by the collateral securing the CLO X Secured Notes. The Company purchased all of the CLO X Preferred Shares. The Company acts as retention holder in connection with the CLO X Transaction for the purposes of satisfying certain U.S. and European Union regulations requiring sponsors of securitization transactions to retain exposure to the performance of the securitized assets and as such is required to retain a portion of the CLO X Preferred Shares.
As part of the CLO X Transaction, the Company entered into a loan sale agreement with the CLO X Issuer dated as of the CLO X Closing Date, which provided for the sale and contribution of approximately $245.9 million par amount of middle market loans from the Company to the CLO X Issuer on the CLO X Closing Date and for future sales from the Company to the CLO X Issuer on an ongoing basis. Such loans constituted part of the initial portfolio of assets securing the CLO X Secured Notes. The remainder of the initial portfolio assets securing the CLO X Secured Notes consisted of approximately $141.3 million par amount of middle market loans purchased by the CLO X Issuer from ORCC Financing III LLC, a wholly-owned subsidiary of the Company, under an additional loan sale agreement executed on the CLO X Closing Date between the CLO X Issuer and ORCC Financing III LLC. The Company and ORCC Financing III LLC each made customary representations, warranties, and covenants to the CLO X Issuer under the applicable loan sale agreement.

Owl Rock Capital Corporation
Notes to Consolidated Financial Statements (Unaudited) - Continued
Through April 20, 2027, a portion of the proceeds received by the CLO X Issuer from the loans securing the CLO X Secured Notes may be used by the CLO X Issuer to purchase additional middle market loans under the direction of the Adviser, in its capacity as collateral manager for the CLO X Issuer and in accordance with the Company’s investing strategy and ability to originate eligible middle market loans.
The CLO X Secured Notes are the secured obligation of the CLO X Issuer, and the CLO X Indenture includes customary covenants and events of default. The CLO X Secured Notes have not been registered under the Securities Act, or any state securities (e.g., “blue sky”) laws, and may not be offered or sold in the United States absent registration with the Securities and Exchange Commission or pursuant to an applicable exemption from such registration.
The Adviser will serve as collateral manager for the CLO X Issuer under a collateral management agreement dated as of the CLO X Closing Date. The Adviser is entitled to receive fees for providing these services. The Adviser has waived its right to receive such fees but may rescind such waiver at any time; provided, however, that if the Adviser rescinds such waiver, the management fee payable to the Adviser pursuant to the Amended and Restated Investment Advisory Agreement, between the Adviser and the Company will be offset by the amount of the collateral management fee attributable to the CLO X Issuer’s equity or notes owned by the Company.
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
In connection with the offering of the 2023 Notes, on December 21, 2017, we entered into a centrally cleared interest rate swap. The notional amount of the interest rate swap was $150 million. We received fixed rate interest semi-annually at 4.75% and paid variable rate interest monthly based on 1-month LIBOR plus 2.545%. The interest rate swap matured on December 21, 2021, and therefore, for the three months ended March 31, 2023 and 2022, we did not make any periodic payments. The interest expense related to the 2023 Notes was equally offset by proceeds received from the interest rate swap. The swap adjusted interest expense is included as a component of interest expense in our Consolidated Statements of Operations. Depending on the nature of the balance at period end, the fair value of the interest rate swap is either included as a component of accrued expenses and other liabilities or prepaid expenses and other assets on our Consolidated Statements of Assets and Liabilities. The change in fair value of the interest rate swap is offset by the change in fair value of the 2023 Notes, with the remaining difference included as a component of interest expense on the Consolidated Statements of Operations.
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
In connection with the issuance of the 2024 Notes, on April 10, 2019 the Company entered into centrally cleared interest rate swaps. The notional amount of the interest rate swaps is $400 million. The Company will receive fixed rate interest at 5.25% and pay variable rate interest based on one-month LIBOR plus 2.937%. The interest rate swaps mature on April 10, 2024. For the three months ended March 31, 2023 and 2022, the Company did not make periodic payments. The interest expense related to the 2024 Notes is equally offset by the proceeds received from the interest rate swaps. The swap adjusted interest expense is included as a component of interest expense on the Company’s Consolidated Statements of Operations. As of March 31, 2023 and December 31, 2022, the interest rate swap had a fair value of $(10.3) million and $(13.1) million, respectively. Depending on the nature of the balance at period end, the fair value of the interest rate swap is either included as a component of accrued expenses and other liabilities or prepaid expenses and other assets on the Company’s Consolidated Statements of Assets and Liabilities. The change in fair value of the interest rate swap is offset by the change in fair value of the 2024 Notes, with the remaining difference included as a component of interest expense on the Consolidated Statements of Operations.
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
In connection with the issuance of the 2027 Notes, on April 26, 2021, the Company entered into centrally cleared interest rate swaps. The notional amount of the interest rate swaps is $500 million. The Company will receive fixed rate interest at 2.625% and pay variable rate interest based on one-month LIBOR plus 1.655%. The interest rate swaps mature on January 15, 2027. For the three months ended March 31, 2023 and 2022 the Company made periodic payments of $5.9 million and $2.0 million, respectively. The interest expense related to the 2027 Notes is equally offset by the proceeds received from the interest rate swaps. The swap adjusted interest expense is included as a component of interest expense on the Company’s Consolidated Statements of Operations. As of March 31, 2023 and December 31, 2022, the interest rate swap had a fair value of $(47.7) million and $(56.4) million, respectively. Depending on the nature of the balance at period end, the fair value of the interest rate swaps is either included as a component of accrued expenses and other liabilities or prepaid expenses and other assets on the Company’s Consolidated Statements of Assets and Liabilities. The change in fair value of the interest rate swaps is offset by the change in fair value of the 2027 Notes, with the remaining difference included as a component of interest expense on the Consolidated Statements of Operations.
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

Owl Rock Capital Corporation
Notes to Consolidated Financial Statements (Unaudited) - Continued
Note 7. Commitments and Contingencies
Portfolio Company Commitments
From time to time, the Company may enter into commitments to fund investments. The table below presents outstanding commitments to fund investments in current portfolio companies as of the following periods:

Portfolio Company	Investment	March 31, 2023	December 31, 2022
($ in thousands)
3ES Innovation Inc. (dba Aucerna)	First lien senior secured revolving loan	$2,193	$2,193
AAM Series 1.1 Rail and Domestic Intermodal Feeder, LLC	LLC Interest	40,965	45,000
AAM Series 2.1 Aviation Feeder, LLC	LLC Interest	42,832	43,432
ABB/Con-cise Optical Group LLC	First lien senior secured revolving loan	354	354
Accela, Inc.	First lien senior secured revolving loan	3,000	3,000
Adenza Group, Inc.	First lien senior secured delayed draw term loan	8,331	8,331
Adenza Group, Inc.	First lien senior secured revolving loan	18,227	18,227
AmeriLife Holdings LLC	First lien senior secured delayed draw term loan	61	61
AmeriLife Holdings LLC	First lien senior secured revolving loan	91	91
AmSpec Group, Inc. (fka AmSpec Services Inc.)	First lien senior secured revolving loan	12,654	11,388
Anaplan, Inc.	First lien senior secured revolving loan	9,722	9,722
Apex Service Partners, LLC	First lien senior secured revolving loan	25	19
Apptio, Inc.	First lien senior secured revolving loan	278	1,112
Aramsco, Inc.	First lien senior secured revolving loan	3,351	6,703
Armstrong Bidco Limited (dba The Access Group)	First lien senior secured delayed draw term loan	281	273
Ascend Buyer, LLC (dba PPC Flexible Packaging)	First lien senior secured revolving loan	565	565
Associations, Inc.	First lien senior secured delayed draw term loan	36,356	45,792
Associations, Inc.	First lien senior secured revolving loan	32,923	32,923
Bayshore Intermediate #2, L.P. (dba Boomi)	First lien senior secured revolving loan	5,530	4,607
BCPE Osprey Buyer, Inc. (dba PartsSource)	First lien senior secured delayed draw term loan	28,014	28,014
BCPE Osprey Buyer, Inc. (dba PartsSource)	First lien senior secured revolving loan	9,221	11,855
BCTO BSI Buyer, Inc. (dba Buildertrend)	First lien senior secured revolving loan	8,036	8,036
Blend Labs, Inc.	First lien senior secured revolving loan	7,500	7,500
BP Veraison Buyer, LLC (dba Sun World)	First lien senior secured delayed draw term loan	29,054	29,054
BP Veraison Buyer, LLC (dba Sun World)	First lien senior secured revolving loan	8,716	8,716
Brightway Holdings, LLC	First lien senior secured revolving loan	2,211	3,158
Catalis Intermediate, Inc. (fka GovBrands Intermediate, Inc.)	First lien senior secured delayed draw term loan	1,111	1,111
Catalis Intermediate, Inc. (fka GovBrands Intermediate, Inc.)	First lien senior secured revolving loan	79	79
Centrify Corporation	First lien senior secured revolving loan	3,409	—
Circana Group, L.P. (fka The NPD Group, L.P.)	First lien senior secured revolving loan	1,299	1,329
CivicPlus, LLC	First lien senior secured revolving loan	2,698	2,698
Coupa Holdings, LLC	First lien senior secured delayed draw term loan	70	—
Coupa Holdings, LLC	First lien senior secured revolving loan	54	—
Denali BuyerCo, LLC (dba Summit Companies)	First lien senior secured delayed draw term loan	—	1,719
Denali BuyerCo, LLC (dba Summit Companies)	First lien senior secured revolving loan	2,998	2,998
Diamondback Acquisition, Inc. (dba Sphera)	First lien senior secured delayed draw term loan	1,080	1,080

Owl Rock Capital Corporation
Notes to Consolidated Financial Statements (Unaudited) - Continued

Portfolio Company	Investment	March 31, 2023	December 31, 2022
Douglas Products and Packaging Company LLC	First lien senior secured revolving loan	2,447	2,447
EET Buyer, Inc. (dba e-Emphasys)	First lien senior secured revolving loan	455	455
Entertainment Benefits Group, LLC	First lien senior secured revolving loan	89	44
Evolution BuyerCo, Inc. (dba SIAA)	First lien senior secured revolving loan	10,709	10,709
Forescout Technologies, Inc.	First lien senior secured delayed draw term loan	48,750	48,750
Forescout Technologies, Inc.	First lien senior secured revolving loan	—	5,345
Fortis Solutions Group, LLC	First lien senior secured delayed draw term loan	—	13
Fortis Solutions Group, LLC	First lien senior secured revolving loan	400	400
Fullsteam Operations, LLC	First lien senior secured delayed draw term loan	—	3,987
Gainsight, Inc.	First lien senior secured revolving loan	3,357	3,357
Galls, LLC	First lien senior secured revolving loan	15,390	17,192
Gaylord Chemical Company, L.L.C.	First lien senior secured revolving loan	13,202	13,202
Gerson Lehrman Group, Inc.	First lien senior secured revolving loan	21,563	21,563
GI Ranger Intermediate, LLC (dba Rectangle Health)	First lien senior secured revolving loan	332	332
Global Music Rights, LLC	First lien senior secured revolving loan	667	667
Granicus, Inc.	First lien senior secured revolving loan	563	789
H&F Opportunities LUX III S.À R.L (dba Checkmarx)	First lien senior secured revolving loan	16,250	16,250
Hercules Borrower, LLC (dba The Vincit Group)	First lien senior secured revolving loan	18,685	18,685
HGH Purchaser, Inc. (dba Horizon Services)	First lien senior secured delayed draw term loan	—	3,824
HGH Purchaser, Inc. (dba Horizon Services)	First lien senior secured revolving loan	1,887	6,520
Hissho Sushi Merger Sub LLC	First lien senior secured revolving loan	65	56
Hometown Food Company	First lien senior secured revolving loan	4,235	3,388
Ideal Image Development, LLC	First lien senior secured delayed draw term loan	1,463	1,463
Ideal Image Development, LLC	First lien senior secured revolving loan	—	1,829
Ideal Tridon Holdings, Inc.	First lien senior secured revolving loan	1,882	2,536
IG Investments Holdings, LLC (dba Insight Global)	First lien senior secured revolving loan	3,974	2,384
Indigo Buyer, Inc. (dba Inovar Packaging Group)	First lien senior secured delayed draw term loan	—	250
Indigo Buyer, Inc. (dba Inovar Packaging Group)	First lien senior secured revolving loan	83	83
BradyIFS Holdings, LLC (fka Individual Foodservice Holdings, LLC)	First lien senior secured revolving loan	21,567	21,567
Inovalon Holdings, Inc.	First lien senior secured delayed draw term loan	18,988	18,988
Integrity Marketing Acquisition, LLC	First lien senior secured revolving loan	14,832	14,832
Interoperability Bidco, Inc. (dba Lyniate)	First lien senior secured revolving loan	3,686	1,522
Kaseya Inc.	First lien senior secured delayed draw term loan	1,134	1,134
Kaseya Inc.	First lien senior secured revolving loan	1,134	1,134
Lazer Spot Holdings, Inc. (f/k/a Lazer Spot GB Holdings, Inc.)	First lien senior secured revolving loan	26,833	26,833
Lignetics Investment Corp.	First lien senior secured delayed draw term loan	—	3,922
Lignetics Investment Corp.	First lien senior secured revolving loan	2,196	1,882
Litera Bidco LLC	First lien senior secured revolving loan	5,738	4,160
Mario Purchaser, LLC (dba Len the Plumber)	First lien senior secured delayed draw term loan	4,880	4,880
Mario Purchaser, LLC (dba Len the Plumber)	First lien senior secured revolving loan	1,381	1,381
Medline Borrower, LP	First lien senior secured revolving loan	7,190	7,190
MHE Intermediate Holdings, LLC (dba OnPoint Group)	First lien senior secured revolving loan	13,361	13,361
Milan Laser Holdings LLC	First lien senior secured revolving loan	2,078	2,078
MINDBODY, Inc.	First lien senior secured revolving loan	6,071	6,071

Owl Rock Capital Corporation
Notes to Consolidated Financial Statements (Unaudited) - Continued

Portfolio Company	Investment	March 31, 2023	December 31, 2022
Ministry Brands Holdings, LLC	First lien senior secured delayed draw term loan	197	226
Ministry Brands Holdings, LLC	First lien senior secured revolving loan	51	34
National Dentex Labs LLC (fka Barracuda Dental LLC)	First lien senior secured revolving loan	1,405	171
Natural Partners, LLC	First lien senior secured revolving loan	68	68
Nelipak Holding Company	First lien senior secured USD revolving loan	4,824	6,299
Nelipak Holding Company	First lien senior secured EUR revolving loan	5,435	4,481
NMI Acquisitionco, Inc. (dba Network Merchants)	First lien senior secured delayed draw term loan	3,077	3,077
NMI Acquisitionco, Inc. (dba Network Merchants)	First lien senior secured revolving loan	1,652	1,652
Norvax, LLC (dba GoHealth)	First lien senior secured revolving loan	12,273	12,273
Notorious Topco, LLC (dba Beauty Industry Group)	First lien senior secured delayed draw term loan	6,385	6,385
Notorious Topco, LLC (dba Beauty Industry Group)	First lien senior secured revolving loan	7,662	7,981
OB Hospitalist Group, Inc.	First lien senior secured revolving loan	9,291	9,897
Ole Smoky Distillery, LLC	First lien senior secured revolving loan	116	116
Pacific BidCo Inc.	First lien senior secured delayed draw term loan	3,436	3,436
Patriot Acquisition TopCo S.A.R.L (dba Corza Health, Inc.)	First lien senior secured revolving loan	13,538	10,637
PCF Holdco, LLC (dba PCF Insurance Services)	Series A Preferred Units	7,490	—
Peter C. Foy & Associates Insurance Services, LLC (dba PCF Insurance Services)	First lien senior secured revolving loan	6,161	6,161
Plasma Buyer LLC (dba PathGroup)	First lien senior secured delayed draw term loan	176	176
Plasma Buyer LLC (dba PathGroup)	First lien senior secured revolving loan	76	76
Ping Identity Holding Corp.	First lien senior secured revolving loan	91	91
Pluralsight, LLC	First lien senior secured revolving loan	3,118	3,118
PPV Intermediate Holdings, LLC	First lien senior secured delayed draw term loan	38	110
PPV Intermediate Holdings, LLC	First lien senior secured revolving loan	67	49
Project Power Buyer, LLC (dba PEC-Veriforce)	First lien senior secured revolving loan	3,188	3,188
QAD, Inc.	First lien senior secured revolving loan	3,429	3,429
PS Operating Company LLC (fka QC Supply, LLC)	First lien senior secured revolving loan	1,159	1,159
Quva Pharma, Inc.	First lien senior secured revolving loan	1,360	2,080
Relativity ODA LLC	First lien senior secured revolving loan	7,333	7,333
SailPoint Technologies Holdings, Inc.	First lien senior secured revolving loan	4,358	4,358
Sara Lee Frozen Bakery, LLC (fka KSLB Holdings, LLC)	First lien senior secured revolving loan	1,380	1,980
Securonix, Inc.	First lien senior secured revolving loan	153	153
SimpliSafe Holding Corporation	First lien senior secured delayed draw term loan	772	772
Smarsh Inc.	First lien senior secured delayed draw term loan	95	95
Smarsh Inc.	First lien senior secured revolving loan	6	48
Sonny's Enterprises LLC	First lien senior secured revolving loan	17,969	17,969
Spotless Brands, LLC	First lien senior secured revolving loan	1,044	1,305
SWK BUYER, Inc. (dba Stonewall Kitchen)	First lien senior secured delayed draw term loan	175	175
SWK BUYER, Inc. (dba Stonewall Kitchen)	First lien senior secured revolving loan	30	46
Swipe Acquisition Corporation (dba PLI)	First lien senior secured delayed draw term loan	6,228	6,228
Swipe Acquisition Corporation (dba PLI)	Letter of Credit	7,118	7,118
Tahoe Finco, LLC	First lien senior secured revolving loan	9,244	9,244
Tall Tree Foods, Inc.	First lien senior secured loan	4,500	—

Owl Rock Capital Corporation
Notes to Consolidated Financial Statements (Unaudited) - Continued

Portfolio Company	Investment	March 31, 2023	December 31, 2022
Tamarack Intermediate, L.L.C. (dba Verisk 3E)	First lien senior secured revolving loan	117	116
Tempo Buyer Corp. (dba Global Claims Services)	First lien senior secured delayed draw term loan	308	308
Tempo Buyer Corp. (dba Global Claims Services)	First lien senior secured revolving loan	105	141
The Shade Store, LLC	First lien senior secured revolving loan	273	655
THG Acquisition, LLC (dba Hilb)	First lien senior secured revolving loan	7,173	8,608
Thunder Purchaser, Inc. (dba Vector Solutions)	First lien senior secured delayed draw term loan	7,018	7,018
Thunder Purchaser, Inc. (dba Vector Solutions)	First lien senior secured revolving loan	1,426	2,522
Troon Golf, L.L.C.	First lien senior secured revolving loan	21,622	21,622
Ultimate Baked Goods Midco, LLC	First lien senior secured revolving loan	8,703	7,335
Unified Women's Healthcare, LP	First lien senior secured delayed draw term loan	15	33
Unified Women's Healthcare, LP	First lien senior secured revolving loan	88	88
USRP Holdings, Inc. (dba U.S. Retirement and Benefits Partners)	First lien senior secured revolving loan	4,239	4,239
Valence Surface Technologies LLC	First lien senior secured revolving loan	49	49
Velocity HoldCo III Inc. (dba VelocityEHS)	First lien senior secured revolving loan	1,072	1,072
Walker Edison Furniture Company LLC	First lien senior secured delayed draw term loan	2,810	—
When I Work, Inc.	First lien senior secured revolving loan	832	925
Wingspire Capital Holdings LLC	LLC Interest	75,255	35,855
WU Holdco, Inc. (dba Weiman Products, LLC)	First lien senior secured revolving loan	9,219	9,219
Zendesk, Inc.	First lien senior secured delayed draw term loan	17,352	17,352
Zendesk, Inc.	First lien senior secured revolving loan	7,145	7,145
Total Unfunded Portfolio Company Commitments		$941,795	$926,091
As of March 31, 2023, the Company believed they had adequate financial resources to satisfy the unfunded portfolio company commitments.
Other Commitments and Contingencies
On November 3, 2020, the Board approved the 2020 Repurchase Program (the “2020 Repurchase Program”) under which the Company may repurchase up to $100 million of the Company’s outstanding common stock. Under the 2020 Repurchase Program, purchases were made at management’s discretion from time to time in open-market transactions, in accordance with all applicable securities laws and regulations. Unless extended by the Board, the 2020 Repurchase Program will terminate 12-months from the date it was approved. On November 2, 2021, the Board approved an extension to the 2020 Repurchase Program for an additional 12-months. As of December 31, 2022, Goldman Sachs & Co., as agent, had repurchased 944,076 shares of the Company’s common stock pursuant to the 2020 Repurchase Program for approximately $12.6 million. On November 2, 2022, the 2020 Repurchase Program ended in accordance with its terms.
On November 1, 2022, the Board approved the 2022 Stock Repurchase Program (the “2022 Stock Repurchase Program”) under which we may repurchase up to $150 million of our outstanding common stock. Under the 2022 Stock Repurchase Program, purchases may be made at management’s discretion from time to time in open-market transactions, in accordance with all applicable securities laws and regulations. Unless extended by the Board, the 2022 Stock Repurchase Program will terminate 18-months from the date it was approved. Since the 2022 Stock Repurchase Program’s inception, Goldman, Sachs & Co., as agent, has repurchased 3,146,933 shares of the Company’s common stock pursuant to the 2022 Stock Repurchase Plan for approximately $38.0 million as of March 31, 2023.
From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of its business. At March 31, 2023, management was not aware of any material pending or threatened litigation that would require accounting recognition or financial statement disclosure.

Owl Rock Capital Corporation
Notes to Consolidated Financial Statements (Unaudited) - Continued

Note 8. Net Assets
Equity Issuances
The Company has the authority to issue 500,000,000 common shares at $0.01 per share par value.
There were no sales of the Company’s common stock during the three months ended March 31, 2023 and 2022.

Distributions
The tables below present the distributions declared on shares of the Company’s common stock for the following periods:

	For the Three Months Ended March 31, 2023
Date Declared	Record Date	Payment Date	Distribution per Share
February 21, 2023	March 31, 2023	April 14, 2023	$0.33
February 21, 2023 (supplemental dividend)	March 3, 2023	March 17, 2023	$0.04

	For the Three Months Ended March 31, 2022
Date Declared	Record Date	Payment Date	Distribution per Share
February 23, 2022	March 31, 2022	May 13, 2022	$0.31
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
The following tables presents the shares distributed pursuant to the dividend reinvestment plan for the following periods:

	For the Three Months Ended March 31, 2023
Date Declared	Record Date	Payment Date	Shares
November 2, 2022	December 31, 2022	January 13, 2023	583,495	(1)
February 21, 2023 (supplemental dividend)	March 3, 2023	March 17, 2023	77,157	(1)
_______________
(1)Shares purchased in the open market in order to satisfy dividends reinvested under our dividend reinvestment program.

	For the Three Months Ended March 31, 2022
Date Declared	Record Date	Payment Date	Shares
November 2, 2021	December 31, 2021	January 31, 2022	814,084

Owl Rock Capital Corporation
Notes to Consolidated Financial Statements (Unaudited) - Continued
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
2022 Stock Repurchase Program
On November 1, 2022, the Board approved the 2022 Stock Repurchase Program under which we may repurchase up to $150 million of our outstanding common stock. Under the 2022 Stock Repurchase Program, purchases may be made at management’s discretion from time to time in open-market transactions, in accordance with all applicable securities laws and regulations. Unless extended by the Board, the 2022 Stock Repurchase Program will terminate 18-months from the date it was approved. Since the 2022 Stock Repurchase Program’s inception, Goldman, Sachs & Co., as agent, has repurchased 3,146,933 shares of the Company’s common stock pursuant to the 2022 Stock Repurchase Plan for approximately $38.0 million. For the period ended March 31, 2023, repurchases under the 2022 Repurchase Program was as follows:

Period ($ in millions, except share and per share amounts)	Total Number of Shares Repurchased	Average Price Paid per Share	Approximate Dollar Value of Shares that have been Purchased Under the Plans	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan
January 1, 2023 - January 31, 2023	1,493,034	$12.19	$18.2	$115.9
February 1, 2023 - February 28, 2023	29,154	$12.98	$0.4	$115.5
March 1, 2023 - March 31, 2023	278,419	$12.61	$3.5	$112.0
Total	1,800,607		$22.1

Note 9. Earnings Per Share
The following table presents the computation of basic and diluted earnings per common share for the following periods:

	For the Three Months Ended March 31,
($ in thousands, except per share amounts)	2023	2022
Increase (decrease) in net assets resulting from operations	$201,842	$43,986
Weighted average shares of common stock outstanding—basic and diluted	391,049,102	394,309,578
Earnings per common share-basic and diluted	$0.52	$0.11

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
For the three months ended March 31, 2023 and 2022 we recorded U.S. federal income tax expense/(benefit) of $3.4 million, and $0.8 million, respectively, including U.S. federal excise tax expense/(benefit) of $1.6 million for the three months ended March 31, 2023 and no U.S. federal excise tax expense/(benefit) for the three months ended March 31, 2022.
Taxable Subsidiaries
Certain of the Company’s consolidated subsidiaries are subject to U.S. federal and state corporate-level income taxes. For the three months ended March 31, 2023 and 2022, the Company recorded a net tax expense of approximately $1.8 million and $0.8 million for taxable subsidiaries, respectively.
The Company recorded a net deferred tax liability of $17.6 million and $16.0 million as of March 31, 2023 and December 31, 2022, respectively, for taxable subsidiaries, which is significantly related to GAAP to tax outside basis differences in the taxable subsidiaries' investment in certain partnership interests.

Owl Rock Capital Corporation
Notes to Consolidated Financial Statements (Unaudited) - Continued
Note 11. Financial Highlights
The table below presents the financial highlights for a common share outstanding for the following periods:

	For the Three Months Ended March 31,
($ in thousands, except share and per share amounts)	2023	2022
Per share data:
Net asset value, beginning of period	$14.99	$15.08
Net investment income(1)	0.45	0.31
Net realized and unrealized gain (loss)	0.07	(0.20)
Total from operations	0.52	0.11
Repurchase of common shares(2)	0.01	—
Distributions declared from earnings(2)	(0.37)	(0.31)
Total increase (decrease) in net assets	0.16	(0.20)
Net asset value, end of period	$15.15	$14.88
Shares outstanding, end of period	390,676,080	394,580,939
Per share market value at end of period	$12.61	$14.78
Total Return, based on market value(3)	12.4%	6.6%
Total Return, based on net asset value(4)	2.9%	0.7%
Ratios / Supplemental Data(5)
Ratio of total expenses to average net assets(6)	13.5%	9.6%
Ratio of net investment income to average net assets(6)	12.1%	8.3%
Net assets, end of period	$5,917,370	$5,871,494
Weighted-average shares outstanding	391,049,102	394,309,578
Total capital commitments, end of period	N/A	N/A
Ratio of total contributed capital to total committed capital, end of period	N/A	N/A
Portfolio turnover rate	1.0%	3.1%
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
(6)The ratios reflect annualized amounts, except in the case of non-recurring expenses (e.g. initial organization expenses).

Note 12. Subsequent Events
In preparing these financial statements, the Company has evaluated events and transactions for potential recognition or disclosure through the date of issuance. There are no subsequent events to disclose except for the following:
On April 4, 2023, the maximum principal amount under the Company’s Revolving Credit Facility was decreased from $1.86 billion to $1.80 billion due to non-extending lenders.
On April 17, 2023, ORCC Financing II, entered into Amendment No. 8 to SPV Asset Facility II, which, among other changes, amends the SPV Asset Facility II to: (i) extend the reinvestment period from April 22, 2023 to April 22, 2025, (ii) extend the stated maturity from December 22, 2029 to April 17, 2033, (iii) incorporate compliance with the transparency and reporting requirements contained in Article 7 of Regulation (EU) 2017/2402, (iv) reduce the Term Commitments to zero, (v) amend the Advance Rate from 56% to 65% and (vi) change the margin from 2.30% to 2.75% per annum.
On May 9, 2023, the Board declared a second quarter dividend of $0.33 per share for stockholders of record as of June 30, 2023, payable on or before July 14, 2023 and a first quarter supplemental of $0.06 per share for stockholders of record as of May 31, 2023, payable on or before June 15, 2023.
As of May 10, 2023, Goldman, Sachs & Co., as agent, has repurchased 4,024,833 shares of the Company’s common stock pursuant to the 2022 Stock Repurchase Plan for approximately $49.1 million at an average price of $12.22 per share.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The information contained in this section should be read in conjunction with “ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS”. This discussion contains forward-looking statements, which relate to future events or the future performance or financial condition of Owl Rock Capital Corporation and involves numerous risks and uncertainties, including, but not limited to, those described in our Form 10-K for fiscal year December 31, 2022 and in “ITEM 1A. RISK FACTORS.” This discussion also should be read in conjunction with the “Cautionary Statement Regarding Forward Looking Statements” set forth on page 1 of this Quarterly Report on Form 10-Q. Actual results could differ materially from those implied or expressed in any forward-looking statements.
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
The Adviser also serves as investment adviser to Owl Rock Capital Corporation II and Owl Rock Core Income Corp.
Blue Owl consists of three divisions: (1) Owl Rock, which focuses on direct lending, (2) Dyal, which focuses on providing capital to institutional alternative asset managers and (3) Oak Street, which focuses on real estate strategies. Owl Rock is comprised of the Adviser, Owl Rock Technology Advisors LLC (“ORTA”), Owl Rock Technology Advisors II LLC ("ORTA II"), Owl Rock Capital Private Fund Advisors LLC (“ORPFA”), and Owl Rock Diversified Advisors LLC (“ORDA” and together with the Adviser, ORTA, ORTA II, ORPFA, and ORDA, the "Owl Rock Advisers"), which also are investment advisers. As of March 31, 2023, the Adviser and its affiliates had $71.6 billion of assets under management across the Owl Rock division of Blue Owl.
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
Our Investment Framework
We are a Maryland corporation organized primarily to originate and make loans to, and make debt and equity investments in, U.S. middle market companies. Our investment objective is to generate current income, and to a lesser extent, capital appreciation by targeting investment opportunities with favorable risk-adjusted returns. Since our Adviser and its affiliates began investment activities in April 2016 through March 31, 2023, our Adviser and its affiliates have originated $74.5 billion aggregate principal amount of investments, of which $71.0 billion of aggregate principal amount of investments prior to any subsequent exits or repayments, was retained by either us or a corporation or fund advised by our Adviser or its affiliates. We seek to participate in transactions sponsored by what we believe to be high-quality private equity and venture capital firms capable of providing both operational and financial resources. We seek to generate current income primarily in U.S. middle market companies through direct originations of senior secured loans or originations of unsecured loans, subordinated loans or mezzanine loans, broadly syndicated loans and, to a lesser extent, investments in equity and equity-related securities including warrants, preferred stock and similar forms of senior equity. Our equity investments are typically not control-oriented investments and we may structure such equity investments to include provisions protecting our rights as a minority-interest holder.
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
We target portfolio companies where we can structure larger transactions. As of March 31, 2023, our average debt investment size in each of our portfolio companies was approximately $66.2 million based on fair value. As of March 31, 2023, our portfolio companies, excluding the investment in ORCC SLF and certain investments that fall outside of our typical borrower profile and represent 81.0% of our total debt portfolio based on fair value, had weighted average annual revenue of $817 million, weighted average annual EBITDA of $176 million and an average interest coverage of 2.2x.
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
Revenues
We generate revenues primarily in the form of interest income from the investments we hold. In addition, we generate income from dividends on either direct equity investments or equity interests obtained in connection with originating loans, such as options, warrants or conversion rights. Our debt investments typically have a term of three to ten years. As of March 31, 2023, 98.2% of our debt investments based on fair value bear interest at a floating rate, subject to interest rate floors, in certain cases. Interest on our debt investments is generally payable either monthly or quarterly.
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
Limited Availability of Capital for Middle-Market Companies. We believe that regulatory and structural factors, industry consolidation and general risk aversion, limit the amount of traditional financing available to U.S. middle-market companies. We believe that many commercial and investment banks have, in recent years, de-emphasized their service and product offerings to middle-market businesses in favor of lending to large corporate clients and managing capital markets transactions. In addition, these lenders may be constrained in their ability to underwrite and hold bank loans and high yield securities for middle-market issuers as they seek to meet existing and future regulatory capital requirements. We also believe that there is a lack of market participants that are willing to hold meaningful amounts of certain middle-market loans. As a result, we believe our ability to minimize syndication risk for a company seeking financing by being able to hold its loans without having to syndicate them, coupled with reduced capacity of traditional lenders to serve the middle-market, present an attractive opportunity to invest in middle-market companies.
Capital Markets Have Been Unable to Fill the Void in U.S. Middle Market Finance Left by Banks. Access to underwritten bond and syndicated loan markets is challenging for middle market companies due to loan issue size and liquidity. For example, high yield bonds are generally purchased by institutional investors, such as mutual funds and exchange traded funds (“ETFs”) who, among other things, are focused on the liquidity characteristics of the bond being issued in order to fund investor redemptions and/or comply with regulatory requirements. Accordingly, the existence of an active secondary market for bonds is an important consideration in these entities’ initial investment decision. Syndicated loans arranged through a bank are done either on a “best efforts” basis or are underwritten with terms plus provisions that permit the underwriters to change certain terms, including pricing, structure, yield and tenor, otherwise known as “flex”, to successfully syndicate the loan, in the event the terms initially marketed are insufficiently attractive to investors. Furthermore, banks are generally reluctant to underwrite middle market loans because the arrangement fees they may earn on the placement of the debt generally are not sufficient to meet the banks’ return hurdles. Loans provided by companies such as ours provide certainty to issuers in that we have a more stable capital base and have the ability to invest in illiquid assets, and we can commit to a given amount of debt on specific terms, at stated coupons and with agreed upon fees. As we are the ultimate holder of the loans, we do not require market “flex” or other arrangements that banks may require when acting on an agency basis. In addition, our Adviser has teams focused on both liquid credit and private credit and these teams are able to collaborate with respect to syndicated loans.
Robust Demand for Debt Capital. The middle market is a large addressable market. According to GE Capital’s National Center for the Middle Market mid-year 2022 Middle Market Indicator, there are approximately 200,000 U.S. middle market companies, which have approximately 48 million aggregate employees. Moreover, the U.S. middle market accounts for one-third of private sector gross domestic product (“GDP”). GE defines U.S. middle market companies as those between $10 million and $1 billion in annual revenue, which we believe has significant overlap with our definition of U.S. middle market companies.We believe U.S. middle market companies will continue to require access to debt capital to refinance existing debt, support growth and finance acquisitions. We believe that periods of market volatility, such as the dislocation caused by the COVID-19 pandemic and the increased market turbulence and uncertain economic backdrop in 2022, have accentuated the advantages of private credit. The availability of capital in the liquid credit market is highly sensitive to market conditions whereas we believe private lending has proven to be a stable and reliable source of capital through periods of volatility. In addition, we believe the large amount of uninvested capital held by funds of private equity firms broadly, estimated by Preqin Ltd., an alternative assets industry data and research company, to be $2.5 trillion as of December 31, 2022, will continue to drive deal activity. We expect that private equity sponsors will continue to pursue acquisitions and leverage their equity investments with secured loans provided by companies such as us.
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
Conservative Capital Structures. Following the global credit crisis, which we define broadly as occurring between mid-2007 and mid-2009, lenders have generally required borrowers to maintain more equity as a percentage of their total capitalization, specifically to protect lenders during economic downturns. With more conservative capital structures, U.S. middle market companies have exhibited higher levels of cash flows available to service their debt. In addition, U.S. middle market companies often are characterized by simpler capital structures than larger borrowers, which facilitates a streamlined underwriting process and, when necessary, restructuring process.
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
Portfolio and Investment Activity
As of March 31, 2023, based on fair value, our portfolio consisted of 70.5% first lien senior secured debt investments (of which 67% we consider to be unitranche debt investments (including “last out” portions of such loans)), 14.1% second lien senior secured debt investments, 2.0% unsecured debt investments, 3.0% preferred equity investments, 8.0% common equity investments and 2.4% investment funds and vehicles.
As of March 31, 2023, our weighted average total yield of the portfolio at fair value and amortized cost was 11.5% and 11.6%, respectively, and our weighted average yield of accruing debt and income producing securities at fair value and amortized cost was 12.0% and 12.0%, respectively(1). As of March 31, 2023, the weighted average spread of total debt investments was 6.7%.
As of March 31, 2023, we had investments in 187 portfolio companies with an aggregate fair value of $13.2 billion. As of March 31, 2023 we had net leverage of 1.21x debt-to-equity, which is within our target range.
We expect the pace of our originations to vary with the pace of repayments. In periods with lower repayment volume, the pace of our originations is expected to slow. Currently, rising interest rates, reduced refinancing activity and market uncertainty has led to a decline in merger and acquisitions activity which in turn has led to decreased repayments and originations over the quarter; however, when the interest rate environment stabilizes, we expect repayments to increase. In addition, although the pace of originations has slowed, we continue to focus on investing in recession resistant industries that we are familiar with, including service oriented sectors such as software, insurance, food and beverage and healthcare, and the credit quality of our portfolio remains consistent. The majority of our investments are supported by sophisticated financial sponsors who provide operational and financial resources. In addition, the current lending environment is favorable to direct lenders and Owl Rock continues to have the opportunity to invest in large unitranche transactions in excess of $1 billion in size which gives us the ability to structure the terms and spreads of such deals to include wider spreads, lower loan to values, extended call protection, attractive leverage profiles and credit protections.
Many of the companies in which we invest have experienced relief and are experiencing improved profitability from earlier supply chain disruptions resulting from the pandemic, the war between Russia and Ukraine and elements of geopolitical, economic and financial market instability. In addition, we have seen a moderation in input costs which has helped to offset the impact of rising rates and support growth. However, in the event that the U.S. economy enters into a protracted recession, it is possible that the results of some of the middle market companies similar to those in which we invest could experience deterioration. While we are not seeing signs of an overall, broad deterioration in our results or those of our portfolio companies at this time, there can be no assurance that the performance of certain of our portfolio companies will not be negatively impacted by economic conditions, which could have a negative impact on our future results.
We also continue to invest in specialty financing portfolio companies, including ORCC SLF, Wingspire, Fifth Season, LSI Financing, and Amergin AssetCo. These companies may use our capital to support acquisitions which could continue to lead to increased dividend income. See "Specialty Financing Portfolio Companies."
We are continuing to monitor the effect that market volatility, including as a result of a rising interest rate environment and uncertainty in the banking sector may have on our portfolio companies and our investment activities. Although we anticipate that a shift in consumer demand may lead to a contraction in the economy, we believe that the rapid rise in interest rates will meaningfully benefit our net investment income as we continue to see the impact of interest rates exceeding our interest rate floors. For example, based on interest rate elections in effect as of March 31, 2023, the average base rate on our floating rate debt investments is approximately 4.5% and could increase further as interest contracts reset throughout the three months ended June 30, 2023.
______________
(1)Refer to footnote (1) of our weighted average yields and interest rates table for more information on our calculation of weighted average yields.
The table below presents our investment activity for the following periods (information presented herein is at par value unless otherwise indicated):

	For the Three Months Ended March 31,
($ in thousands)	2023	2022
New investment commitments
Gross originations	175,114	$533,848
Less: Sell downs	—	(3,409)
Total new investment commitments	$175,114	$530,439
Principal amount of investments funded:
First-lien senior secured debt investments	$36,809	$223,302
Second-lien senior secured debt investments	—	1,000
Unsecured debt investments	—	69,989
Preferred equity investments	24,194	7,000
Common equity investments	9,653	1,968
Investment funds and vehicles	23,625	44,625
Total principal amount of investments funded	$94,281	$347,884
Principal amount of investments sold or repaid:
First-lien senior secured debt investments	$(56,696)	$(326,994)
Second-lien senior secured debt investments	(19,200)	(25,000)
Unsecured debt investments	(193)	—
Preferred equity investments	—	(22,843)
Common equity investments	—	—
Investment funds and vehicles	—	—
Total principal amount of investments sold or repaid	$(76,089)	$(374,837)
Number of new investment commitments in new portfolio companies(1)	3	17
Average new investment commitment amount	$941	$21,952
Weighted average term for new debt investment commitments (in years)	3.0	5.1
Percentage of new debt investment commitments at floating rates	100.0%	97.3%
Percentage of new debt investment commitments at fixed rates	—%	2.7%
Weighted average interest rate of new debt investment commitments(2)	12.4%	7.4%
Weighted average spread over applicable base rate of new floating rate debt investment commitments	7.2%	6.5%
______________
(1)Number of new investment commitments represents commitments to a particular portfolio company.
(2)For the three months ended March 31, 2023, assumes each floating rate commitment is subject to the greater of the interest rate floor (if applicable) or 3-month SOFR, which was 4.91% as of March 31, 2023. For the three months ended March 31, 2022, assumes each floating rate commitment is subject to the greater of the interest rate floor (if applicable) or 3-month LIBOR, which was 0.96% as of March 31, 2022.

The table below presents our investments as of the following periods:

	March 31, 2023		December 31, 2022
($ in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
First-lien senior secured debt investments(3)	$9,327,607	$9,276,743	$9,388,499	$9,279,179
Second-lien senior secured debt investments	1,919,826	1,853,837	1,934,274	1,860,978
Unsecured debt investments	279,529	262,191	270,714	248,019
Preferred equity investments(4)	392,786	388,592	361,690	355,261
Common equity investments(1)	844,954	1,055,912	772,116	977,927
Investment funds and vehicles(2)	342,464	319,976	318,839	288,981
Total Investments	$13,107,166	$13,157,251	$13,046,132	$13,010,345
______________
(1)Includes investment in Wingspire, Amergin AssetCo, and Fifth Season.
(2)Includes investment in ORCC SLF.
(3)67% and 69% of which we consider unitranche loans as of March 31, 2023 and December 31, 2022, respectively.
(4)Includes investment in LSI Financing.

The table below presents investments by industry composition based on fair value as of the following periods:

	March 31, 2023	December 31, 2022
Advertising and media	1.5%	1.5%
Aerospace and defense	2.8	2.8
Asset based lending and fund finance(1)	5.1	4.9
Automotive	1.9	1.5
Buildings and real estate	3.8	3.7
Business services	2.9	2.9
Chemicals	1.4	1.6
Consumer products	3.8	3.9
Containers and packaging	1.3	1.3
Distribution	4.1	4.2
Education	1.0	1.0
Financial services	5.0	5.0
Food and beverage	6.5	6.7
Healthcare equipment and services	3.8	3.9
Healthcare providers and services	4.5	4.5
Healthcare technology	4.7	4.8
Household products	2.3	2.1
Human resource support services	1.5	1.5
Infrastructure and environmental services	1.2	1.2
Insurance(3)	9.5	9.3
Internet software and services	13.3	13.3
Investment funds and vehicles(2)	2.4	2.2
Leisure and entertainment	2.1	2.2
Manufacturing	5.8	5.8
Oil and gas	0.5	0.8
Pharmaceuticals(4)	0.2	—
Professional services	3.2	3.5
Specialty retail	2.2	2.2
Transportation	1.7	1.7
Total	100.0%	100.0%
______________
(1)Includes investment in Wingspire and Amergin AssetCo.
(2)Includes investment in ORCC SLF.
(3)Includes equity investment in Fifth Season.
(4)Includes investment in LSI Financing.

The table below presents investments by geographic composition based on fair value as of the following periods:

	March 31, 2023	December 31, 2022
United States:
Midwest	17.2%	17.5%
Northeast	20.6	20.4
South	34.3	34.4
West	20.6	20.6
International	7.3	7.1
Total	100.0%	100.0%

The table below presents the weighted average yields and interest rates of our investments at fair value as of the following periods:

	March 31, 2023	December 31, 2022
Weighted average total yield of portfolio(1)	11.5%	11.0%
Weighted average total yield of debt and income producing securities(1)	12.0%	11.5%
Weighted average interest rate of debt securities	11.5%	11.0%
Weighted average spread over base rate of all floating rate investments	6.7%	6.7%
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
The Adviser focuses on downside protection by leveraging existing rights available under our credit documents; however, for investments that are significantly underperforming or which may need to be restructured, the Adviser’s workout team partners with the investment team and all material amendments, waivers and restructurings require the approval of a majority of the Investment Committee. Since inception, only six of our investments have been placed on non-accrual and our annual gain/loss ratio is less than 0.15%.
The table below presents the composition of our portfolio on the 1 to 5 rating scale as of the following periods:

	March 31, 2023		December 31, 2022
Investment Rating	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
($ in thousands)
1	$1,637,096	12.5%	$1,636,460	12.6%
2	10,034,737	76.3	9,951,409	76.5
3	1,423,377	10.8	1,268,891	9.7
4	55,468	0.4	103,104	0.8
5	6,573	—	50,481	0.4
Total	$13,157,251	100.0%	$13,010,345	100.0%

The table below presents the amortized cost of our performing and non-accrual debt investments as of the following periods:

	March 31, 2023		December 31, 2022
($ in thousands)	Amortized Cost	Percentage	Amortized Cost	Percentage
Performing	$11,467,724	99.5%	$11,367,517	98.1%
Non-accrual	59,238	0.5	225,967	1.9
Total	$11,526,962	100.0%	$11,593,484	100.0%

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

Specialty Financing Portfolio Companies
Wingspire
Wingspire is an independent diversified direct lender focused on providing asset-based commercial finance loans and related senior secured loans to U.S.-based middle market borrowers. Wingspire offers a wide variety of asset-based financing solutions to businesses in an array of industries, including revolving credit facilities, machinery and equipment term loans, real estate term loans, first-in/last-out tranches, cash flow term loans, and opportunistic / bridge financings. We committed $50 million to Wingspire on September 24, 2019, and subsequently increased our commitment to $100 million on March 25, 2020, to $150 million on July 31, 2020, to $200 million on March 8, 2021, to $250 million on August 19, 2021, to $350 million on February 28, 2022, to $400 million on May 21, 2022 and again to $450 million on February 28, 2023.
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

Fifth Season Investments LLC (fka Chapford SMA Partnership, L.P.)
Fifth Season is a portfolio company created to invest in life settlement assets. On July 18, 2022, we made a $15.9 million equity investment in Fifth Season. We increased our investment in Fifth Season on October 17, 2022, November 9, 2022, November 15, 2022, November 29, 2022 and February 9, 2023 by $73.6 million, $1.7 million, $7.3 million, $7.0 million and $5.3 million, respectively. Our investment in Fifth Season is a co-investment with our affiliates in accordance with the terms of the exemptive relief that we received from the SEC. We do not consolidate our equity interest in Fifth Season.
LSI Financing 1 DAC (“LSI Financing”)
LSI Financing is a portfolio company formed to acquire contractual rights to revenue pursuant to earnout agreements generally in the life sciences space. On December 14, 2022, we made a $6.2 million investment in LSI Financing. We increased our investment in LSI Financing on February 17, 2023, February 24, 2023, and March 16, 2023 by $2.8 million, $0.3 million, and $11.9 million, respectively. Our investment in LSI Financing is a co-investment with our affiliates in accordance with the terms of the exemptive relief that we received from the SEC. We do not consolidate our equity interest in LSI Financing.
ORCC Senior Loan Fund (fka Sebago Lake LLC)
ORCC SLF, a Delaware limited liability company, was formed as a joint venture between us and The Regents of the University of California (“Regents”) and commenced operations on June 20, 2017. ORCC SLF’s principal purpose is to make investments, primarily in senior secured loans that are made to middle-market companies or in broadly syndicated loans. Through June 30, 2021, both we and Regents had a 50% economic ownership in ORCC SLF. Effective as of June 30, 2021, capital commitments to ORCC SLF were increased to an aggregate of $371.5 million. In connection with this change, we increased our economic ownership interest to 87.5% from 50.0% and Regents transferred its remaining economic interest of 12.5% to Nationwide Life Insurance Company (“Nationwide” and together with us, the “Members” and each a “Member”). On July 26, 2022, the Members increased their capital commitments in ORCC SLF to an aggregate of $571.5 million. ORCC SLF is managed by the Members, each of which have equal voting rights. Investment decisions must be approved by each of the Members. Except under certain circumstances, contributions to ORCC SLF cannot be redeemed.
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
As of March 31, 2023 and December 31, 2022, ORCC SLF had total investments in senior secured debt at fair value of $1.1 billion and $997.4 million, respectively. The determination of fair value is in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification 820, Fair Value Measurements (“ASC 820”), as amended; however, such fair value is not included in our Board’s valuation process. The following tables presents a summary of ORCC SLF’s portfolio as well as a listing of the portfolio investments in its portfolio as of the following periods:

($ in thousands)	March 31, 2023	December 31, 2022
Total senior secured debt investments(1)	$1,100,990	$1,045,865
Weighted average spread over base rate(1)	4.07%	4.05%
Number of portfolio companies	58	56
Largest funded investment to a single borrower(1)	40,167	40,272
_______________
(1)At par.

ORCC Senior Loan Fund's Portfolio as of March 31, 2023 ($ in thousands) (Unaudited)
Company(1)(2)(4)(5)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(3)	Fair Value	Percentage of Members' Equity
Debt Investments
Aerospace and defense
Applied Composites Holdings, LLC (fka AC&A Enterprises Holdings, LLC)(7)	First lien senior secured loan	L +	6.00%	1/2025	34,021	33,884	33,229	9.1%
Applied Composites Holdings, LLC (fka AC&A Enterprises Holdings, LLC)(7)(13)	First lien senior secured revolving loan	L +	6.00%	1/2025	3,000	2,996	2,929	0.8%
Bleriot US Bidco Inc.(7)	First lien senior secured loan	L +	4.00%	10/2026	25,304	25,222	25,296	6.9%
Dynasty Acquisition Co., Inc. (dba StandardAero Limited)(9)(14)	First lien senior secured loan	S +	3.50%	4/2026	38,600	38,509	37,642	10.3%
					100,925	100,611	99,096	27.1%
Automotive
Holley, Inc.(7)(9)	First lien senior secured loan	L +	3.75%	11/2028	23,128	22,991	18,932	5.2%
Mavis Tire Express Services Topco Corp.(9)(14)	First lien senior secured loan	S +	4.00%	5/2028	2,918	2,899	2,855	0.8%
PAI Holdco, Inc.(7)	First lien senior secured loan	L +	3.75%	10/2027	13,811	13,406	12,914	3.5%
					39,857	39,296	34,701	9.5%
Buildings and Real estate
CoreLogic Inc.(6)(9)	First lien senior secured loan	L +	3.50%	6/2028	12,326	11,545	10,482	2.9%
Wrench Group, LLC.(7)	First lien senior secured loan	L +	4.00%	4/2026	31,925	31,823	30,968	8.5%
					44,251	43,368	41,450	11.4%
Business Services
Capstone Acquisition Holdings, Inc.(14)	First lien senior secured loan	S +	4.75%	11/2027	14,333	14,226	14,297	3.8%
Capstone Acquisition Holdings, Inc.(13)(14)	First lien senior secured delayed draw term loan	S +	4.75%	11/2027	333	326	332	0.1%
CoolSys, Inc.(7)	First lien senior secured loan	L +	4.75%	8/2028	17,402	16,960	15,531	4.2%
CoolSys, Inc.(10)(11)(12)(13)	First lien senior secured delayed draw term loan	L +	4.75%	8/2023	—	(79)	(329)	—%
ConnectWise, LLC(6)(9)	First lien senior secured loan	L +	3.50%	9/2028	16,788	16,719	16,175	4.4%
LABL, Inc.(6)(9)	First lien senior secured loan	L +	5.00%	10/2028	4,808	4,749	4,652	1.3%
Packers Holdings, LLC(9)(14)	First lien senior secured loan	S +	3.25%	3/2028	21,013	20,642	18,952	5.2%
					74,677	73,543	69,610	19.0%
Chemicals
Aruba Investments Holdings LLC (dba Angus Chemical Company)(6)(9)	First lien senior secured loan	L +	3.75%	11/2027	17,789	17,434	17,353	4.7%
					17,789	17,434	17,353	4.7%
Consumer Products
Olaplex, Inc.(9)(14)	First lien senior secured loan	S +	3.50%	2/2029	25,126	24,237	22,342	6.1%
					25,126	24,237	22,342	6.1%
Containers and Packaging
BW Holding, Inc.(15)	First lien senior secured loan	S +	4.00%	12/2028	12,166	11,948	11,557	3.2%
Five Star Lower Holding LLC(9)(16)	First lien senior secured loan	S +	4.25%	5/2029	25,756	25,425	25,369	6.9%
Ring Container Technologies Group, LLC (dba Ring Container Technologies)(6)(9)	First lien senior secured loan	L +	3.50%	8/2028	24,688	24,638	24,534	6.7%
Valcour Packaging, LLC(8)	First lien senior secured loan	L +	3.75%	10/2028	6,930	6,910	6,202	1.7%
					69,540	68,921	67,662	18.5%

ORCC Senior Loan Fund's Portfolio as of March 31, 2023 ($ in thousands) (Unaudited)
Company(1)(2)(4)(5)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(3)	Fair Value	Percentage of Members' Equity
Distribution
BCPE Empire Holdings, Inc. (dba Imperial-Dade)(6)(9)	First lien senior secured loan	L +	4.63%	6/2026	24,750	24,031	24,406	6.7%
Dealer Tire, LLC(9)(14)	First lien senior secured loan	S +	4.50%	12/2027	35,893	35,051	35,602	9.7%
SRS Distribution, Inc.(6)(9)	First lien senior secured loan	L +	3.50%	6/2028	9,850	9,793	9,493	2.6%
					70,493	68,875	69,501	19.0%
Education
Spring Education Group, Inc. (fka SSH Group Holdings, Inc.)(9)(15)	First lien senior secured loan	S +	4.00%	7/2025	33,425	33,387	33,054	9.0%
Sophia, L.P.(14)	First lien senior secured loan	S +	4.25%	10/2027	19,850	19,681	19,850	5.4%
					53,275	53,068	52,904	14.4%
Food and beverage
Balrog Acquisition, Inc. (dba Bakemark)(7)	First lien senior secured loan	L +	4.00%	9/2028	24,688	24,479	24,255	6.6%
Dessert Holdings(7)(9)	First lien senior secured loan	L +	4.00%	6/2028	25,653	25,502	23,472	6.4%
Naked Juice LLC (dba Tropicana)(9)(15)	First lien senior secured loan	S +	3.25%	1/2029	1,985	1,981	1,741	0.5%
Sovos Brands Intermediate, Inc.(7)(9)	First lien senior secured loan	L +	3.50%	6/2028	20,724	20,684	20,517	5.6%
					73,050	72,646	69,985	19.1%
Healthcare equipment and services
Cadence, Inc.(15)	First lien senior secured loan	S +	5.00%	5/2025	26,369	26,141	25,140	6.9%
Cadence, Inc.(15)	First lien senior secured loan	S +	5.00%	5/2026	2,202	2,099	2,099	0.6%
Cadence, Inc.(10)(13)	First lien senior secured revolving loan	S +	5.00%	5/2024	3,802	3,778	3,460	0.9%
Confluent Medical Technologies, Inc.(15)	First lien senior secured loan	S +	3.75%	2/2029	4,950	4,929	4,789	1.3%
Medline Intermediate, LP(6)(9)	First lien senior secured loan	L +	3.25%	10/2028	24,750	24,651	24,104	6.6%
Packaging Coordinators Midco, Inc.(7)(9)	First lien senior secured loan	L +	3.50%	11/2027	4,925	4,915	4,804	1.3%
					66,998	66,513	64,396	17.6%
Healthcare providers and services
Confluent Health, LLC(6)	First lien senior secured loan	L +	4.00%	11/2028	20,355	20,270	19,032	5.2%
Confluent Health, LLC(6)(10)(12)(13)	First lien senior secured delayed draw term loan	L +	4.00%	11/2023	4,425	4,407	4,137	1.1%
Corgi Bidco, Inc.(9)(15)	First lien senior secured loan	S +	5.00%	10/2029	15,000	14,149	14,120	3.9%
HAH Group Holding Company LLC(10)(12)(13)	First lien senior secured delayed draw term loan	S +	5.00%	5/2023	—	—	—	—%
Phoenix Newco, Inc. (dba Parexel)(6)(9)	First lien senior secured loan	L +	3.25%	11/2028	27,225	27,112	26,879	7.4%
Physician Partners, LLC(9)(14)	First lien senior secured loan	S +	4.00%	12/2028	9,900	9,814	9,285	2.5%
					76,905	75,752	73,453	20.1%
Healthcare technology
Athenahealth, Inc.(9)(14)	First lien senior secured loan	S +	3.50%	2/2029	17,696	17,623	16,546	4.5%
Athenahealth, Inc.(9)(10)(11)(12)(13)(14)	First lien senior secured delayed draw term loan	S +	3.50%	8/2023	—	(3)	(130)	—%
Imprivata, Inc.(9)(14)	First lien senior secured loan	S +	4.25%	12/2027	19,850	19,256	19,453	5.3%
PointClickCare Technologies Inc.(15)	First lien senior secured loan	S +	4.00%	12/2027	9,900	9,774	9,776	2.7%
					47,446	46,650	45,645	12.5%

ORCC Senior Loan Fund's Portfolio as of March 31, 2023 ($ in thousands) (Unaudited)
Company(1)(2)(4)(5)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(3)	Fair Value	Percentage of Members' Equity
Infrastructure and environmental services
CHA Holding, Inc.(7)	First lien senior secured loan	L +	4.50%	4/2025	40,167	40,026	39,565	10.8%
					40,167	40,026	39,565	10.8%
Insurance
Acrisure, LLC(9)(15)	First lien senior secured loan	S +	5.75%	2/2027	9,975	9,513	9,875	2.7%
AssuredPartners, Inc.(6)(9)	First lien senior secured loan	L +	4.25%	2/2027	4,975	4,814	4,950	1.4%
Asurion, LLC(6)(9)	First lien senior secured loan	L +	3.00%	11/2024	7,955	7,945	6,539	1.8%
Integro Parent Inc.(15)	First lien senior secured loan	S +	12.25%	10/2024	3,395	3,395	3,391	0.9%
Integro Parent Inc.(15)	First lien senior secured revolving loan	S +	12.25%	10/2024	684	684	683	0.2%
Howden Group Holdings Limited (aka HIG Finance 2 Limited / Preatorian)(14)	First lien senior secured loan	S +	4.00%	4/2030	20,000	19,200	19,850	5.4%
					46,984	45,551	45,288	12.4%
Internet software and services
Barracuda Networks, Inc.(9)(15)	First lien senior secured loan	S +	4.50%	8/2029	24,938	24,242	23,962	6.6%
CDK Global, Inc.(15)	First lien senior secured loan	S +	4.25%	7/2029	24,938	24,251	24,828	6.8%
DCert Buyer, Inc. (dba DigiCert)(9)(16)	First lien senior secured loan	S +	4.00%	10/2026	21,936	21,872	21,436	5.9%
Help/Systems Holdings, Inc.(9)(15)	First lien senior secured loan	S +	4.00%	11/2026	14,809	14,735	13,114	3.6%
					86,621	85,100	83,340	22.9%
Manufacturing
Engineered Machinery Holdings (dba Duravant)(9)(7)	First lien senior secured loan	L +	3.50%	5/2028	34,562	34,426	34,034	9.3%
Gloves Buyer, Inc. (dba Protective Industrial Products)(6)	First lien senior secured loan	L +	4.00%	12/2027	14,838	14,677	14,726	4.0%
Pro Mach Group, Inc.(6)(9)	First lien senior secured loan	L +	4.00%	8/2028	24,694	24,593	24,544	6.7%
					74,094	73,696	73,304	20.0%
Professional Services
Apex Group Treasury, LLC(7)(9)	First lien senior secured loan	L +	3.75%	7/2028	32,602	32,506	31,705	8.7%
Sovos Compliance, LLC(6)(9)	First lien senior secured loan	L +	4.50%	8/2028	25,454	25,315	24,054	6.6%
					58,056	57,821	55,759	15.3%
Telecommunications
ETC Group(15)	First lien senior secured loan	S +	6.00%	10/2029	5,000	4,619	4,850	1.3%
Park Place Technologies, LLC(9)(14)	First lien senior secured loan	S +	5.00%	11/2027	14,848	14,424	14,207	3.9%
					19,848	19,043	19,057	5.2%
Transportation
Safe Fleet Holdings(14)	First lien senior secured loan	S +	5.00%	2/2029	14,888	14,477	14,888	4.1%
					14,888	14,477	14,888	4.1%

Total Debt Investments					1,100,990	1,086,628	1,059,299	289.7%
Total Investments					1,100,990	1,086,628	1,059,299	289.7%
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
(6)The interest rate on these loans is subject to 1 month LIBOR, which as of March 31, 2023 was 4.86%.
(7)The interest rate on these loans is subject to 3 month LIBOR, which as of March 31, 2023 was 5.19%.
(8)The interest rate on these loans is subject to 6 month LIBOR, which as of March 31, 2023 was 5.31%..
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
(14)The interest rate on these loans is subject to 1 month SOFR, which as of March 31, 2023 was 4.80%.
(15)The interest rate on these loans is subject to 3 month SOFR, which as of March 31, 2023 was 4.91%.
(16)The interest rate on these loans is subject to 6 month SOFR, which as of March 31, 2023 was 4.90%.

ORCC Senior Loan Fund's Portfolio as of December 31, 2022 ($ in thousands)
Company(1)(2)(4)(5)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(3)	Fair Value	Percentage of Members' Equity
Debt Investments
Aerospace and defense
Applied Composites Holdings, LLC (fka AC&A Enterprises Holdings, LLC)(7)	First lien senior secured loan	L +	6.00%	1/2025	$34,111	$33,956	$33,305	10.1%
Applied Composites Holdings, LLC (fka AC&A Enterprises Holdings, LLC)(7)(13)	First lien senior secured revolving loan	L +	6.00%	1/2025	3,000	2,995	2,928	0.9%
Bleriot US Bidco Inc.(7)	First lien senior secured loan	L +	4.00%	10/2026	25,368	25,282	25,049	7.6%
Dynasty Acquisition Co., Inc. (dba StandardAero Limited)(14)	First lien senior secured loan	S +	3.50%	4/2026	38,700	38,602	36,813	11.0%
					101,179	100,835	98,095	29.6%
Automotive
Holley, Inc.(7)(9)	First lien senior secured loan	L +	3.75%	11/2028	23,202	23,060	20,025	6.1%
Mavis Tire Express Services Topco Corp. (9) (14)	First lien senior secured loan	S +	4.00%	5/2028	2,925	2,905	2,785	0.8%
PAI Holdco, Inc.(7)	First lien senior secured loan	L +	3.75%	10/2027	9,887	9,767	8,700	2.6%
					36,014	35,732	31,510	9.5%
Buildings and Real estate
CoreLogic Inc. (6)(9)	First lien senior secured loan	L +	3.50%	6/2028	12,357	11,545	10,273	3.1%
Wrench Group, LLC.(7)	First lien senior secured loan	L +	4.00%	4/2026	32,008	31,898	30,890	9.5%
					44,365	43,443	41,163	12.6%
Business Services
Capstone Acquisition Holdings, Inc. (6)	First lien senior secured loan	L +	4.75%	11/2027	4,953	4,916	4,941	1.5%
Capstone Acquisition Holdings, Inc. (6)	First lien senior secured delayed draw term loan	L +	4.75%	11/2027	334	331	333	0.1%
CoolSys, Inc.(7)	First lien senior secured loan	L +	4.75%	8/2028	13,932	13,817	11,250	3.4%
CoolSys, Inc.(10)(11)(12)(13)	First lien senior secured delayed draw term loan	L +	4.75%	8/2023	—	(19)	(467)	—%

ORCC Senior Loan Fund's Portfolio as of December 31, 2022 ($ in thousands)
Company(1)(2)(4)(5)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(3)	Fair Value	Percentage of Members' Equity
ConnectWise, LLC(6)(9)	First lien senior secured loan	L +	3.50%	9/2028	16,830	16,759	15,951	4.8%
LABL, Inc.(6)	First lien senior secured loan	L +	5.00%	10/2028	7,920	7,819	7,496	2.3%
Packers Holdings, LLC(6)	First lien senior secured loan	L +	3.25%	3/2028	21,066	20,679	18,327	5.5%
					65,035	64,302	57,831	17.6%
Chemicals
Aruba Investments Holdings LLC (dba Angus Chemical Company)(6)	First lien senior secured loan	L +	3.75%	11/2027	15,874	15,525	15,398	4.7%
					15,874	15,525	15,398	4.7%
Consumer Products
Olaplex, Inc.(14)	First lien senior secured loan	S +	3.50%	2/2029	14,925	14,892	14,030	4.2%
					14,925	14,892	14,030	4.2%
Containers and Packaging
BW Holding, Inc.(15)	First lien senior secured loan	S +	4.00%	12/2028	12,197	11,971	11,221	3.4%
Five Star Lower Holding LLC (16)	First lien senior secured loan	S +	4.25%	5/2029	21,820	21,540	21,275	6.4%
Ring Container Technologies Group, LLC (dba Ring Container Technologies)(6)	First lien senior secured loan	L +	3.50%	8/2028	24,750	24,699	24,379	7.4%
Valcour Packaging, LLC (8)	First lien senior secured loan	L +	3.75%	10/2028	6,948	6,927	6,218	1.9%
					65,715	65,137	63,093	19.1%
Distribution
BCPE Empire Holdings, Inc. (dba Imperial-Dade) (9)(14)	First lien senior secured loan	S +	4.63%	6/2026	24,813	24,044	24,068	7.3%
Dealer Tire, LLC(14)	First lien senior secured loan	S +	4.50%	12/2025	35,982	35,091	35,563	10.7%
SRS Distribution, Inc.(7)	First lien senior secured loan	L +	3.50%	6/2028	9,875	9,816	9,431	2.9%
					70,670	68,951	69,062	20.9%
Education
Spring Education Group, Inc. (fka SSH Group Holdings, Inc.)(7)	First lien senior secured loan	L +	4.00%	7/2025	33,512	33,470	32,646	9.9%
Sophia, L.P. (14)	First lien senior secured loan	S +	4.25%	10/2027	19,900	19,723	19,850	6.0%
					53,412	53,193	52,496	15.9%
Food and beverage
Balrog Acquisition, Inc. (dba Bakemark)(7)	First lien senior secured loan	L +	4.00%	9/2028	24,750	24,533	24,193	7.3%
Dessert Holdings(7)	First lien senior secured loan	L +	4.00%	6/2028	25,718	25,560	23,789	7.2%
Eagle Parent Corp.(9)(15)	First lien senior secured loan	S +	4.25%	4/2029	2,722	2,661	2,668	0.8%
Naked Juice LLC (dba Tropicana)(9)(15)	First lien senior secured loan	S +	3.25%	1/2029	1,990	1,986	1,775	0.5%
Sovos Brands Intermediate, Inc.(7)(9)	First lien senior secured loan	L +	3.50%	6/2028	20,724	20,683	20,138	6.1%
					75,904	75,423	72,563	21.9%

ORCC Senior Loan Fund's Portfolio as of December 31, 2022 ($ in thousands)
Company(1)(2)(4)(5)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(3)	Fair Value	Percentage of Members' Equity
Healthcare equipment and services
Cadence, Inc.(6)	First lien senior secured loan	L +	5.00%	5/2025	28,640	28,277	27,793	8.4%
Cadence, Inc.(6)(10)(13)	First lien senior secured revolving loan	L +	5.00%	5/2024	2,921	2,892	2,704	0.8%
Confluent Medical Technologies, Inc.(15)	First lien senior secured loan	S +	3.75%	2/2029	4,963	4,940	4,702	1.4%
Medline Intermediate, LP(6)(9)	First lien senior secured loan	L +	3.25%	10/2028	24,813	24,710	23,547	7.1%
Packaging Coordinators Midco, Inc.(7)(9)	First lien senior secured loan	L +	3.50%	11/2027	4,937	4,927	4,672	1.4%
					66,274	65,746	63,418	19.1%
Healthcare providers and services
Confluent Health, LLC(6)	First lien senior secured loan	L +	4.00%	11/2028	20,419	20,331	20,011	6.1%
Confluent Health, LLC(6)(10)(12)(13)	First lien senior secured delayed draw term loan	L +	4.00%	11/2023	2,514	2,496	2,426	0.7%
Corgi Bidco, Inc.(9)(15)	First lien senior secured loan	S +	5.00%	10/2029	15,000	14,126	14,018	4.2%
Phoenix Newco, Inc. (dba Parexel)(6)(9)	First lien senior secured loan	L +	3.25%	11/2028	27,294	27,177	26,240	7.9%
Physician Partners, LLC(9)(14)	First lien senior secured loan	S +	4.00%	12/2028	9,925	9,836	9,434	2.9%
					75,152	73,966	72,129	21.8%
Healthcare technology
Athenahealth, Inc.(9)(14)	First lien senior secured loan	S +	3.50%	2/2029	17,741	17,665	15,974	4.8%
Athenahealth, Inc.(9)(10)(11)(12)(13)(14)	First lien senior secured delayed draw term loan	S +	3.50%	8/2023	—	(4)	(206)	—%
Imprivata, Inc.(14)	First lien senior secured loan	S +	4.25%	12/2027	19,900	19,305	19,154	5.8%
PointClickCare Technologies Inc.(15)	First lien senior secured loan	S +	4.00%	12/2027	9,925	9,794	9,751	3.0%
					47,566	46,760	44,673	13.6%
Infrastructure and environmental services
CHA Holding, Inc.(7)	First lien senior secured loan	L +	4.50%	4/2025	40,272	40,115	39,466	11.9%
					40,272	40,115	39,466	11.9%
Insurance
Acrisure, LLC(15)	First lien senior secured loan	S +	5.75%	2/2027	10,000	9,513	9,900	3.0%
AssuredPartners, Inc.(6)	First lien senior secured loan	L +	4.25%	2/2027	4,988	4,822	4,875	1.5%
Integro Parent Inc.(15)	First lien senior secured loan	S +	10.25%	10/2024	3,649	3,648	3,638	1.1%
Integro Parent Inc.(15)	First lien senior secured revolving loan	S +	10.25%	10/2024	736	736	733	0.2%
					19,373	18,719	19,146	5.8%
Internet software and services
Barracuda Networks, Inc. (15)	First lien senior secured loan	S +	4.50%	8/2029	25,000	24,282	24,063	7.3%
CDK Global, Inc.(9)(15)	First lien senior secured loan	S +	4.50%	7/2029	25,000	24,292	24,745	7.5%
DCert Buyer, Inc. (dba DigiCert)(9)(16)	First lien senior secured loan	S +	4.00%	10/2026	21,993	21,925	21,214	6.4%
Help/Systems Holdings, Inc.(15)	First lien senior secured loan	S +	4.00%	11/2026	14,847	14,773	13,325	4.0%
					86,840	85,272	83,347	25.2%

ORCC Senior Loan Fund's Portfolio as of December 31, 2022 ($ in thousands)
Company(1)(2)(4)(5)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(3)	Fair Value	Percentage of Members' Equity
Manufacturing
Engineered Machinery Holdings (dba Duravant)(7)	First lien senior secured loan	L +	3.75%	5/2028	34,649	34,508	33,483	10.1%
Gloves Buyer, Inc. (dba Protective Industrial Products)(6)	First lien senior secured loan	L +	4.00%	12/2027	14,875	14,706	14,763	4.7%
Pro Mach Group, Inc.(6)(9)	First lien senior secured loan	L +	4.00%	8/2028	24,757	24,652	24,039	7.3%
					74,281	73,866	72,285	22.1%
Professional Services
Apex Group Treasury, LLC(7)(9)	First lien senior secured loan	L +	3.75%	7/2028	32,685	32,584	31,050	9.4%
Sovos Compliance, LLC(6)	First lien senior secured loan	L +	4.50%	8/2028	25,518	25,374	23,477	7.1%
					58,203	57,958	54,527	16.5%
Telecommunications
ETC Group(15)	First lien senior secured loan	S +	6.00%	10/2029	5,000	4,609	4,763	1.4%
Park Place Technologies, LLC(9) (14)	First lien senior secured loan	S +	5.00%	11/2027	14,886	14,443	13,987	4.2%
					19,886	19,052	18,750	5.6%
Transportation
Safe Fleet Holdings(14)	First lien senior secured loan	S +	5.00%	2/2029	14,925	14,501	14,403	4.4%
					14,925	14,501	14,403	4.4%

Total Debt Investments					$1,045,865	$1,033,388	$997,385	302.0%
Total Investments					$1,045,865	$1,033,388	$997,385	302.0%
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
(15)The interest rate on these loans is subject to 3 month SOFR, which as of December 31, 2022 was 4.59%.
(16)The interest rate on these loans is subject to 6 month SOFR, which as of December 31, 2022 was 4.78%.

The table below presents selected balance sheet information for ORCC SLF as of the following periods:

($ in thousands)	March 31, 2023 (Unaudited)	December 31, 2022
Assets
Investments at fair value (amortized cost of $1,086,628 and $1,033,388, respectively)	$1,059,299	$997,385
Cash	35,219	27,914
Interest receivable	6,874	3,920
Prepaid expenses and other assets	4,707	6,108
Total Assets	$1,106,099	$1,035,327
Liabilities
Debt (net of unamortized debt issuance costs of $5,802 and $6,117, respectively)	$665,081	$685,265
Distributions payable	11,711	11,095
Payable for investments purchased	53,625	—
Accrued expenses and other liabilities	9,995	8,703
Total Liabilities	$740,412	$705,063
Members' Equity
Members' Equity	365,687	330,264
Members' Equity	365,687	330,264
Total Liabilities and Members' Equity	$1,106,099	$1,035,327
The table below presents selected statement of operations information for ORCC SLF for the following periods:

	For the Three Months Ended March 31,
($ in thousands)	2023	2022
Investment Income
Interest income	$23,641	$10,014
Other income	64	212
Total Investment Income	23,705	10,226
Expenses
Interest expense	11,319	2,730
Professional fees	242	278
Total Expenses	11,561	3,008
Net Investment Income Before Taxes	12,144	7,218
Tax expense (benefit)	709	102
Net Investment Income After Taxes	$11,435	$7,116
Net Realized and Change in Unrealized Gain (Loss) on Investments
Net change in unrealized gain (loss) on investments	8,676	(4,232)
Net realized gain on investments	23	19
Total Net Realized and Change in Unrealized Gain (Loss) on Investments	8,699	(4,213)
Net Increase in Members' Equity Resulting from Operations	$20,134	$2,903
On August 9, 2017, Sebago Lake Financing LLC and SL Lending LLC, wholly-owned subsidiaries of ORCC SLF, entered into a credit facility with Goldman Sachs Bank USA. Goldman Sachs Bank USA serves as the sole lead arranger, syndication agent and administrative agent, and State Street Bank and Trust Company serves as the collateral administrator and agent. The credit facility includes a maximum borrowing capacity of $500 million. On June 22, 2021, Sebago Lake Financing LLC and SL Lending LLC entered into an amendment with Goldman Sachs Bank USA to extend the reinvestment period on the credit facility to October 6, 2021, and again on September 20, 2021, extended the reinvestment period on the credit facility to December 6, 2021. As of March 31, 2023, there was $428.9 million outstanding under the credit facility.

On March 1, 2022, SLF Financing I LLC, a wholly-owned subsidiary of ORCC SLF, entered into a credit facility with Natixis, New York Branch which serves as the administrative agent and the initial lender, and State Street Bank and Trust Company which serves as the collateral agent, collateral administrator and custodian. The credit facility includes a maximum borrowing capacity of $300 million. The re-investment period on the credit facility ends on March 1, 2024 and the maturity date of the credit facility is March 1, 2032. As of March 31, 2023, there was $242.0 million outstanding under the credit facility.
The table below presents the components of interest expense for the following periods:

	For the Three Months Ended March 31,
($ in thousands)	2023	2022
Interest expense	$10,942	$2,415
Amortization of debt issuance costs	377	315
Total Interest Expense	11,319	2,730
Average interest rate	6.5%	1.9%
Average daily borrowings	$669,583	$496,605

Results of Operations
The below table presents our operating results for the following periods:

	For the Three Months Ended March 31,
($ in millions)	2023	2022
Total Investment Income	$377.6	$264.2
Less: Net operating expenses	196.4	141.0
Net Investment Income (Loss) Before Taxes	$181.2	$123.2
Less: Income tax expense (benefit), including excise tax expense (benefit)	3.4	0.8
Net Investment Income (Loss) After Taxes	$177.8	$122.4
Net change in unrealized gain (loss)	76.6	(82.2)
Net realized gain (loss)	(52.6)	3.8
Net Increase (Decrease) in Net Assets Resulting from Operations	$201.8	$44.0
Net increase (decrease) in net assets resulting from operations can vary from period to period as a result of various factors, including the level of new investment commitments, expenses, the recognition of realized gains and losses and changes in unrealized appreciation and depreciation on the investment portfolio. For the period ended March 31, 2023, our net asset value per share increased, primarily driven by earnings in excess of our dividends paid.

Investment Income
The table below presents investment income for the following periods:

	For the Three Months Ended March 31,
($ in millions)	2023	2022
Interest income from investments	$291.4	$210.4
Payment-in-kind interest income from investments	43.1	22.4
Dividend income from investments	39.8	27.4
Other income	3.3	4.0
Total investment income	$377.6	$264.2

For the three months ended March 31, 2023 and 2022
Investment income increased to $377.6 million for the three months ended March 31, 2023 from $264.2 million for the same period in prior year primarily due to an increase in our portfolio’s weighted average yield from 11.0% as of December 31, 2022 to 11.5% as of March 31, 2023 while our debt portfolio at par remained relatively consistent at $11.7 billion from December 31 2022 to March 31, 2023. Included in investment income is dividend income which increased to $39.9 million from $27.4 million as of March 31, 2023 and 2022, respectively, primarily due to an increase in dividends related to Windows Entities, ORCC SLF, Wingspire. and Swipe Acquisition Corporation (dba PLI). Also included in interest income are other fees such as prepayment fees and accelerated amortization of upfront fees from unscheduled paydowns which are non-recurring in nature. Period over period, income generated from these fees represented $0.7 million and $6.2 million, for the three months ended March 31, 2023 and 2022, respectively. This change is due to a decrease in unscheduled paydown activity period over period. For the three months ended March 31, 2023 and 2022, payment-in-kind income represented 14.0% and 10.4% of investment income, respectively. Other income decreased period-over-period due to a decrease in incremental fee income, which are fees that are generally available to us as a result of closing investments and normally paid at the time of closing. We expect that investment income will vary based on a variety of factors including the pace of our originations and repayments.

Expenses
The table below presents our expenses for the following periods:

	For the Three Months Ended March 31,
($ in millions)	2023	2022
Interest expense	$104.0	$61.4
Management fee	48.1	47.4
Performance based incentive fees	37.7	26.0
Professional fees	3.7	3.8
Directors' fees	0.2	0.3
Other general and administrative	2.7	2.1
Total operating expenses	$196.4	$141.0
Under the terms of the Administration Agreement, we reimburse the Adviser for services performed for us. In addition, pursuant to the terms of the Administration Agreement, the Adviser may delegate its obligations under the Administration Agreement to an affiliate or to a third party and we reimburse the Adviser for any services performed for us by such affiliate or third party.
For the three months ended March 31, 2023 and 2022
Total expenses increased to $196.4 million for the three months ended March 31, 2023 from $141.0 million for the same period in the prior year primarily due to an increase in interest expense and incentive fees. The increase in interest expense of $42.6 million was driven by an increase in average daily borrowings to $7.5 billion from $7.2 billion period over period, coupled with an increase in the average interest rate to 5.2% from 2.9% period over period and includes approximately $0.6 million of non-recurring interest expense related to the termination of ORCC Financing III LLC. Management fees increased primary due to an overall increase in our total assets. Incentive fees increased primarily due to an increase in interest and dividend income. As a percentage of total assets, professional fees, directors’ fees and other general and administrative expenses remained relatively consistent period over period.
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
For the three months ended March 31, 2023 and 2022 we recorded U.S. federal income tax expense/(benefit) of $3.4 million, and $0.8 million, respectively, including U.S. federal excise tax expense/(benefit) of $1.6 million for the three months ended March 31, 2023 and no U.S. federal excise tax expense/(benefit) for the three months ended March 31, 2022.

Certain of our consolidated subsidiaries are subject to U.S. federal and state income taxes. For the three months ended March 31, 2023 and 2022, we recorded a current tax expense of $1.8 million and $0.8 million, respectively. The income tax expense for our taxable consolidated subsidiaries will vary depending on the level of investment income earnings and realized gains from the exits of investments held by such taxable subsidiaries during the respective periods.
Net Unrealized Gains (Losses)
We fair value our portfolio investments quarterly and any changes in fair value are recorded as unrealized gains or losses. During the following periods, net unrealized gains (losses) were:

	For the Three Months Ended March 31,
($ in millions)	2023	2022
Net change in unrealized gain (loss) on investments	$75.7	$(81.7)
Income tax (provision) benefit	(0.3)	—
Net change in translation of assets and liabilities in foreign currencies	1.2	(0.5)
Net change in unrealized gain (loss)	$76.6	$(82.2)
For the Three Months Ended March 31, 2023 and 2022
For the three months ended March 31, 2023, the net unrealized gain was primarily driven by an increase in the fair value of our debt investments as compared to December 31, 2022. As of March 31, 2023, the fair value of our debt investments as a percentage of principal was 97.6%, as compared to 97.0% as of December 31, 2022. The primary drivers of our portfolio’s unrealized gain were due to current market conditions and reversals of prior period unrealized losses that were realized in the quarter in connection with the restructuring of certain debt investments. The ten largest contributors to the change in net unrealized gain (loss) on investments during the following period consisted of the following:

For the Three Months Ended March 31, 2023
Portfolio Company ($ in millions)	Net Change in Unrealized Gain (Loss)
Walker Edison Furniture Company LLC (1)	$39.0
Remaining Portfolio Companies	27.9
Eagle Infrastructure Services, LLC (1)	12.3
ORCC Senior Loan Fund LLC (fka Sebago Lake LLC) (1)	7.4
Muine Gall LLC	5.6
Wingspire Capital Holdings LLC (1)	2.7
Aviation Solutions Midco, LLC (dba STS Aviation)	2.0
WU Holdco, Inc. (dba Weiman Products, LLC)	(2.9)
H-Food Holdings, LLC	(3.4)
Feradyne Outdoors, LLC	(3.5)
The Better Being Co., LLC (fka Nutraceutical International Corporation)	(11.4)
Total	$75.7
________
(1)Portfolio company is controlled, affiliated investment.

For the three months ended March 31, 2022, the net unrealized loss was primarily driven by an decrease in the fair value of our debt investments as compared to December 31, 2021. As of March 31, 2022, the fair value of our debt investments as a percentage of principal was 97.7% as compared to 98.2% as of December 31, 2021. The primary driver of our portfolio's net unrealized loss was due to current market conditions. The ten largest contributors to the change in net unrealized gain (loss) on investments during the following period consisted of the following:

For the Three Months Ended March 31, 2022
Portfolio Company ($ in millions)	Net Change in Unrealized Gain (Loss)
Peter C. Foy & Associates Insurance Services, LLC (dba PCF Insurance Services)	$6.3
Entertainment Benefits Group, LLC	4.2
Remaining Portfolio Companies	(52.5)
Valence Surface Technologies LLC	(2.9)
Walker Edison Furniture Company LLC	(3.4)
ORCC Senior Loan Fund LLC (fka Sebago Lake LLC)	(3.6)
Norvax, LLC (dba GoHealth)	(3.6)
Packaging Coordinators Midco, Inc.	(3.6)
H-Food Holdings, LLC	(5.1)
Wingspire Capital Holdings LLC	(8.0)
FR Arsenal Holdings II Corp. (dba Applied-Cleveland Holdings, Inc.)	(9.5)
Total	$(81.7)
Net Realized Gains (Losses)
The table below presents the realized gains and losses on fully exited and partially exited portfolio companies during the following periods:

	For the Three Months Ended March 31,
($ in millions)	2023	2022
Net realized gain (loss) on investments	$(52.5)	$4.7
Net realized gain (loss) on foreign currency transactions	(0.1)	(0.9)
Net realized gain (loss)	$(52.6)	$3.8
Realized Gross Internal Rate of Return
Since we began investing in 2016 through March 31, 2023, our exited investments have resulted in an aggregate cash flow realized gross internal rate of return to us of over 10% (based on total capital invested of $8.3 billion and total proceeds from these exited investments of $9.8 billion). Over sixty percent of these exited investments resulted in an aggregate cash flow realized gross internal rate of return (“IRR”) to us of 10% or greater.
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
We may from time to time enter into additional credit facilities, increase the size of our existing credit facilities, enter into additional debt securitization transactions, or issue additional debt securities. Any such incurrence or issuance would be subject to prevailing market conditions, our liquidity requirements, contractual and regulatory restrictions and other factors. In accordance with the 1940 Act, with certain limited exceptions, we are only allowed to incur borrowings, issue debt securities or issue preferred stock, if immediately after the borrowing or issuance, the ratio of total assets (less total liabilities other than indebtedness) to total indebtedness plus preferred stock, is at least 150%. Our current target ratio is 0.90x-1.25x. As of March 31, 2023, our weighted average total cost of debt was 5.5%.
As of March 31, 2023 and December 31, 2022, our asset coverage ratio was 178% and 179%, respectively. We seek to carefully consider our unfunded commitments for the purpose of planning our ongoing financial leverage. Further, we maintain sufficient borrowing capacity within the 150% asset coverage limitation to cover any outstanding unfunded commitments we are required to fund.
Cash and restricted cash as of March 31, 2023, taken together with our available debt, is expected to be sufficient for our investing activities and to conduct our operations in the near term. As of March 31, 2023, we had $1.3 billion available under our credit facilities.
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
As of March 31, 2023, we had $399.5 million in cash and restricted cash. During the three months ended March 31, 2023, $46.3 million in cash was provided by operating activities, primarily as a result of sell downs and repayments of $173.7 million offset by funding portfolio investments of $227.0 million and other operating activity of $99.6 million. Lastly, cash used in financing activities was $91.9 million during the period, which was primarily the result of distributions paid of $145.3 million, debt issuance costs of $2.5 million and repurchases of common stock of $22.1 million, offset by net borrowings of $78.0 million.
Equity
Equity Issuances
There were no sales of our common stock during the three months ended March 31, 2023 and 2022.
Distributions
The following tables present the distributions declared on shares of the Company’s common stock for the following periods:

	For the Three Months Ended March 31, 2023
Date Declared	Record Date	Payment Date	Distribution per Share
February 21, 2023	March 31, 2023	April 14, 2023	$0.33
February 21, 2023 (supplemental dividend)	March 3, 2023	March 17, 2023	$0.04

	For the Three Months Ended March 31, 2022
Date Declared	Record Date	Payment Date	Distribution per Share
February 23, 2022	March 31, 2022	May 13, 2022	$0.31
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
The tables below present the shares distributed pursuant to the dividend reinvestment plan for the following periods:

	For the Three Months Ended March 31, 2023
Date Declared	Record Date	Payment Date	Shares
November 2, 2022	December 31, 2022	January 13, 2023	583,495	(1)
February 21, 2023 (supplemental dividend)	March 3, 2023	March 17, 2023	77,157	(1)
________
(1)Shares purchased in the open market in order to satisfy dividends reinvested under our dividend reinvestment program.

	For the Three Months Ended March 31, 2022
Date Declared	Record Date	Payment Date	Shares
November 2, 2021	December 31, 2021	January 31, 2022	814,084

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
For the periods ended March 31, 2023 and 2022 there were no purchases of the Company’s common stock pursuant to the 2020 Repurchase Program.
On November 1, 2022, the Board approved a repurchase program (the “2022 Stock Repurchase Program”) under which we may repurchase up to $150 million of our outstanding common stock. Under the 2022 Stock Repurchase Program, purchases may be made at management’s discretion from time to time in open-market transactions, in accordance with all applicable securities laws and regulations. Unless extended by the Board, the 2022 Stock Repurchase Program will terminate 18-months from the date it was approved. Since the 2022 Stock Repurchase Program’s inception, Goldman, Sachs & Co., as agent, has repurchased 3,146,933 shares of the Company’s common stock pursuant to the 2022 Repurchase Plan for approximately $38.0 million as of March 31, 2023. For the period ended March 31, 2023, repurchases under the 2022 Repurchase Program were as follows:

Period ($ in millions, except share and per share amounts)	Total Number of Shares Repurchased	Average Price Paid per Share	Approximate Dollar Value of Shares that have been Purchased Under the Plans	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan
January 1, 2023 - January 31, 2023	1,493,034	$12.19	$18.2	$115.9
February 1, 2023 - February 28, 2023	29,154	$12.98	$0.4	$115.5
March 1, 2023 - March 31, 2023	278,419	$12.61	$3.5	$112.0
Total	1,800,607		$22.1

Debt
Aggregate Borrowings
The tables below present debt obligations as of the following periods:

	March 31, 2023
($ in thousands)	Aggregate Principal Committed	Outstanding Principal	Amount Available(1)	Net Carrying Value(2)
Revolving Credit Facility(3)(5)	$1,855,000	$634,052	$1,173,848	$620,095
SPV Asset Facility II	350,000	250,000	100,000	245,657
CLO I	390,000	390,000	—	387,422
CLO II	260,000	260,000	—	257,266
CLO III	260,000	260,000	—	258,186
CLO IV	292,500	292,500	—	287,912
CLO V	509,625	509,625	—	506,825
CLO VI	260,000	260,000	—	258,314
CLO VII	239,150	239,150	—	237,197
CLO X	260,000	260,000	—	258,179
2024 Notes(4)	400,000	400,000	—	387,594
2025 Notes	425,000	425,000	—	421,646
July 2025 Notes	500,000	500,000	—	495,781
2026 Notes	500,000	500,000	—	493,693
July 2026 Notes	1,000,000	1,000,000	—	984,123
2027 Notes(4)	500,000	500,000	—	446,771
2028 Notes	850,000	850,000	—	836,553
Total Debt	$8,851,275	$7,530,327	$1,273,848	$7,383,214
_______________
(1)The amount available reflects any collateral related limitations at the Company level related to each credit facility’s borrowing base.
(2)The carrying value of our Revolving Credit Facility, SPV Asset Facility II, CLO I, CLO II, CLO III, CLO IV, CLO V, CLO VI, CLO VII, CLO X, 2024 Notes, 2025 Notes, July 2025 Notes, 2026 Notes, July 2026 Notes, 2027 Notes and 2028 Notes are presented net of deferred financing costs of $14.0 million, $4.3 million, $2.6 million, $2.7 million, $1.8 million, $4.6 million, $2.8 million, $1.7 million, $2.0 million, $1.8 million, $2.3 million, $3.4 million, $4.2 million, $6.3 million, $15.9 million, $7.5 million and $13.4 million respectively.
(3)Includes the unrealized translation gain (loss) on borrowings denominated in foreign currencies.
(4)Inclusive of change in fair market value of effective hedge.
(5)The amount available is reduced by $47.1 million of outstanding letters of credit.

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
(5)The amount available is reduced by $44.8 million of outstanding letters of credit.

The table below presents the components of interest expense for the following periods:

	For the Three Months Ended March 31,
($ in thousands)	2023	2022
Interest expense	$98,328	$52,631
Amortization of debt issuance costs	6,863	6,125
Net change in unrealized gain (loss) on effective interest rate swaps and hedged items(1)	(1,236)	2,622
Total Interest Expense	$103,955	$61,378
Average interest rate	5.2%	2.9%
Average daily borrowings	$7,497,607	$7,152,041
_______________
(1)Refer to “ITEM 1. – FINANCIAL STATEMENTS – Notes to Consolidated Financial Statements – Note 6. Debt – 2023 Notes, 2024 Notes and 2027 Notes” for details on each facility’s interest rate swap.

Senior Securities

Information about our senior securities is shown in the following table as of March 31, 2023 and the fiscal years ended December 31, 2022, 2021, 2020, 2019, 2018, 2017 and 2016.

Class and Period	Total Amount Outstanding Exclusive of Treasury Securities(1) ($ in millions)	Asset Coverage per Unit(2)	Involuntary Liquidating Preference per Unit(3)	Average Market Value per Unit(4)
Revolving Credit Facility
March 31, 2023 (unaudited)	$634.1	$1,784	—	N/A
December 31, 2022	$551.7	$1,788	—	N/A
December 31, 2021	$892.3	$1,820	—	N/A
December 31, 2020	$252.5	$2,060	—	N/A
December 31, 2019	$480.9	$2,926	—	N/A
December 31, 2018	$308.6	$2,254	—	N/A
December 31, 2017	$—	$2,580	—	N/A
SPV Asset Facility I(6)
December 31, 2020	$—	$—	—	N/A
December 31, 2019	$300.0	$2,926	—	N/A
December 31, 2018	$400.0	$2,254	—	N/A
December 31, 2017	$400.0	$2,580	—	N/A
SPV Asset Facility II
March 31, 2023 (unaudited)	$250.0	$1,784	—	N/A
December 31, 2022	$250.0	$1,788	—	N/A
December 31, 2021	$100.0	$1,820	—	N/A
December 31, 2020	$100.0	$2,060	—	N/A
December 31, 2019	$350.0	$2,926	—	N/A
December 31, 2018	$550.0	$2,254	—	N/A
SPV Asset Facility III(9)
December 31, 2022	$250.0	$1,788	—	N/A
December 31, 2021	$190.0	$1,820	—	N/A
December 31, 2020	$375.0	$2,060	—	N/A
December 31, 2019	$255.0	$2,926	—	N/A
December 31, 2018	$300.0	$2,254	—	N/A
SPV Asset Facility IV(8)
December 31, 2022	$—	$1,788	—	N/A
December 31, 2021	$155.0	$1,820	—	N/A
December 31, 2020	$295.0	$2,060	—	N/A
December 31, 2019	$60.3	$2,926	—	N/A
CLO I
March 31, 2023 (unaudited)	$390.0	$1,784	—	N/A
December 31, 2022	$390.0	$1,788	—	N/A
December 31, 2021	$390.0	$1,820	—	N/A
December 31, 2020	$390.0	$2,060	—	N/A
December 31, 2019	$390.0	$2,926	—	N/A
CLO II
March 31, 2023 (unaudited)	$260.0	$1,784	—	N/A
December 31, 2022	$260.0	$1,788	—	N/A
December 31, 2021	$260.0	$1,820	—	N/A
December 31, 2020	$260.0	$2,060	—	N/A
December 31, 2019	$260.0	$2,926	—	N/A
CLO III
March 31, 2023 (unaudited)	$260.0	$1,784	—	N/A
December 31, 2022	$260.0	$1,788	—	N/A

Class and Period	Total Amount Outstanding Exclusive of Treasury Securities(1) ($ in millions)	Asset Coverage per Unit(2)	Involuntary Liquidating Preference per Unit(3)	Average Market Value per Unit(4)
December 31, 2021	$260.0	$1,820	—	N/A
December 31, 2020	$260.0	$2,060	—	N/A
CLO IV
March 31, 2023 (unaudited)	$292.5	$1,784	—	N/A
December 31, 2022	$292.5	$1,788	—	N/A
December 31, 2021	$292.5	$1,820	—	N/A
December 31, 2020	$252.0	$2,060	—	N/A
CLO V
March 31, 2023 (unaudited)	$509.6	$1,784	—	N/A
December 31, 2022	$509.6	$1,788	—	N/A
December 31, 2021	$196.0	$1,820	—	N/A
December 31, 2020	$196.0	$2,060	—	N/A
CLO VI
March 31, 2023 (unaudited)	$260.0	$1,784	—	N/A
December 31, 2022	$260.0	$1,788	—	N/A
December 31, 2021	$260.0	$1,820	—	N/A
CLO VII
March 31, 2023 (unaudited)	$239.2	$1,784	—	N/A
December 31, 2022	$239.2	$1,788	—	N/A
CLO X
March 31, 2023 (unaudited)	$260.0	$1,784	—	N/A
Subscription Credit Facility(5)
December 31, 2019	$—	$—	—	N/A
December 31, 2018	$883.0	$2,254	—	N/A
December 31, 2017	$393.5	$2,580	—	N/A
December 31, 2016	$495.0	$2,375	—	N/A
2023 Notes(7)
December 31, 2021	$—	$—	—	N/A
December 31, 2020	$150.0	$2,060	—	N/A
December 31, 2019	$150.0	$2,926	—	N/A
December 31, 2018	$150.0	$2,254	—	N/A
December 31, 2017	$138.5	$2,580	—	N/A
2024 Notes
March 31, 2023 (unaudited)	$400.0	$1,784	—	N/A
December 31, 2022	$400.0	$1,788	—	N/A
December 31, 2021	$400.0	$1,820	—	$1,089.7
December 31, 2020	$400.0	$2,060	—	$1,037.1
December 31, 2019	$400.0	$2,926	—	$1,039.3
2025 Notes
March 31, 2023 (unaudited)	$425.0	$1,784	—	N/A
December 31, 2022	$425.0	$1,788	—	N/A
December 31, 2021	$425.0	$1,820	—	$1,057.3

Class and Period	Total Amount Outstanding Exclusive of Treasury Securities(1) ($ in millions)	Asset Coverage per Unit(2)	Involuntary Liquidating Preference per Unit(3)	Average Market Value per Unit(4)
December 31, 2020	$425.0	$2,060	—	$984.2
December 31, 2019	$425.0	$2,926	—	$997.9
July 2025 Notes
March 31, 2023 (unaudited)	$500.0	$1,784	—	N/A
December 31, 2022	$500.0	$1,788	—	N/A
December 31, 2021	$500.0	$1,820	—	$1,049.9
December 31, 2020	$500.0	$2,060	—	$971.1
2026 Notes
March 31, 2023 (unaudited)	$500.0	$1,784	—	N/A
December 31, 2022	$500.0	$1,788	—	N/A
December 31, 2021	$500.0	$1,820	—	$1,068.7
December 31, 2020	$500.0	$2,060	—	$1,018.5
July 2026 Notes
March 31, 2023 (unaudited)	$1,000.0	$1,784	—	N/A
December 31, 2022	$1,000.0	$1,788	—	N/A
December 31, 2021	$1,000.0	$1,820	—	$1,032.8
December 31, 2020	$1,000.0	$2,060	—	$1,005.0
2027 Notes
March 31, 2023 (unaudited)	$500.0	$1,784	—	N/A
December 31, 2022	$500.0	$1,788	—	N/A
December 31, 2021	$500.0	$1,820	—	$997.4
2028 Notes
March 31, 2023 (unaudited)	$850.0	$1,784	—	N/A
December 31, 2022	$850.0	$1,788	—	N/A
December 31, 2021	$850.0	$1,820	—	$994.3
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
(9)Facility was termination in 2023.

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
The maximum principal amount of the Revolving Credit Facility is $1.9 billion, subject to availability under the borrowing base, which is based on the our portfolio investments and other outstanding indebtedness. Maximum capacity under the Revolving Credit Facility may be increased to $2.8 billion through our exercise of an uncommitted accordion feature through which existing and new lenders may, at their option, agree to provide additional financing. The Revolving Credit Facility includes a $200 million limit for swingline loans and is secured by a perfected first-priority interest in substantially all of the portfolio investments held by us and each Guarantor, subject to certain exceptions.
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
SPV Asset Facility III
On December 14, 2018 (the “SPV Asset Facility III Closing Date”), ORCC Financing III LLC (“ORCC Financing III”), a Delaware limited liability company and our subsidiary, entered into a Loan Financing and Servicing Agreement (the “SPV Asset Facility III”), with ORCC Financing III, as borrower, us, as equity holder and services provider, the lenders from time to time parties thereto (the “SPV Asset Facility III Lenders”), Deutsche Bank AG, New York Branch, as Facility Agent, State Street Bank and Trust Company, as Collateral Agent and Cortland Capital Market Services LLC, as Collateral Custodian. The parties to the SPV Asset Facility III entered into various amendments, including those relating to the undrawn fee and make-whole fee and definition of “Change of Control.” The following describes the terms of SPV Asset Facility III as of its termination on March 9, 2023 (the “SPV Asset Facility III Termination Date”).
From time to time, we sold and contributed certain loan assets to ORCC Financing III pursuant to a Sale and Contribution Agreement by and between us and ORCC Financing III. No gain or loss was recognized as a result of the contribution. Proceeds from the SPV Asset Facility III were used to finance the origination and acquisition of eligible assets by ORCC Financing III, including the purchase of such assets from us. We retained a residual interest in assets contributed to or acquired by ORCC Financing III through our ownership of ORCC Financing III. The maximum principal amount of the SPV Asset Facility III was $250 million; the availability of this amount was subject to a borrowing base test, which was based on the value of ORCC Financing III’s assets from time to time, and satisfaction of certain conditions, including interest spread and weighted average coupon tests, certain concentration limits and collateral quality tests.
The SPV Asset Facility III provided for the ability to borrow, reborrow, repay and prepay advances under the SPV Asset Facility III until June 14, 2023 unless such period was extended or accelerated under the terms of the SPV Asset Facility III (the “SPV Asset Facility III Revolving Period”). Prior to the SPV Asset Facility III Termination Date, proceeds received by ORCC Financing III from principal and interest, dividends, or fees on assets were required to be used to pay fees, expenses and interest on outstanding advances, and the excess returned to us, subject to certain conditions. On the SPV Asset Facility III Termination Date, ORCC Financing III repaid in full all outstanding fees and expenses and all principal and interest on outstanding advances.
Amounts drawn bore interest at term SOFR (or, in the case of certain SPV Asset Facility III Lenders that are commercial paper conduits, the lower of (a) their cost of funds and (b) term SOFR, such term SOFR not to be lower than zero) plus a spread equal to 2.20% per annum, which spread would have increased (a) on and after the end of the SPV Asset Facility III Revolving Period by 0.15% per annum if no event of default had occurred and (b) by 2.00% per annum upon the occurrence of an event of default (such spread, the “Applicable Margin”). Term SOFR may have been replaced as a base rate under certain circumstances. We predominantly borrowed utilizing SOFR rate loans, generally electing one-month SOFR upon borrowing. During the SPV Asset Facility III Revolving Period, ORCC Financing III paid an undrawn fee ranging from 0.25% to 0.50% per annum on the undrawn amount, if any, of the revolving commitments in the SPV Asset Facility III. During the SPV Asset Facility III Revolving Period, if the undrawn commitments were in excess of a certain portion (initially 20% and increasing in stages to 75%) of the total commitments under the SPV Asset Facility III, ORCC Financing III would also have paid a make-whole fee equal to the Applicable Margin multiplied by such excess undrawn commitment amount, reduced by the undrawn fee payable on such excess. The SPV Asset Facility III contained customary covenants, including certain financial maintenance covenants, limitations on the activities of ORCC Financing III, including limitations on incurrence of incremental indebtedness, and customary events of default. The SPV Asset Facility III was secured by a perfected first priority security interest in the assets of ORCC Financing III and on any payments received by ORCC Financing III in respect of those assets. Assets pledged to the SPV Asset Facility III Lenders were not available to pay our debts. For further details, see “ITEM 1. – Notes to Consolidated Financial Statements – Note 6. Debt.”
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
CLO II Refinancing
On April 9, 2021 (the “CLO II Refinancing Date”), we completed a $398.1 million term debt securitization refinancing (the “CLO II Refinancing”), also known as a collateralized loan obligation refinancing, which is a form of secured financing incurred by us. The secured notes and preferred shares issued in the CLO II Refinancing were issued by our consolidated subsidiaries Owl Rock CLO II, Ltd., an exempted company incorporated in the Cayman Islands with limited liability (the “CLO II Issuer”), and Owl Rock CLO II, LLC, a Delaware limited liability company (the “CLO II Co-Issuer” and together with the CLO II Issuer, the “CLO II Issuers”) and are backed by a portfolio of collateral obligations consisting of middle market loans and participation interests in middle market loans as well as by other assets of the CLO II Issuer.
The CLO II Refinancing was executed by the issuance of the following classes of notes pursuant to an indenture and security agreement dated as of December 12, 2019 (such date, the “CLO II Closing Date,” and such agreement, the “CLO II Indenture”), as supplemented by the supplemental indenture dated as of the CLO II Refinancing Date (the “CLO II Refinancing Indenture”), by and among the CLO II Issuers and State Street Bank and Trust Company: (i) $204 million of AAA(sf) Class A-LR Notes, which bear interest at three-month LIBOR plus 1.55%, (ii) $20 million of AAA(sf) Class A-FR Notes, which bear interest at a fixed rate of 2.48% and (iii) $36 million of AA(sf) Class B-R Notes, which bear interest at three-month LIBOR plus 1.90% (together, the “CLO II Refinancing Debt”). The CLO II Refinancing Debt is secured by the middle market loans, participation interests in middle market loans and other assets of the CLO II Issuer. The CLO II Refinancing Debt is scheduled to mature on April 20, 2033. The CLO II Refinancing Debt was privately placed by Deutsche Bank Securities Inc. Upon the occurrence of certain triggering events relating to the end of LIBOR, a different benchmark rate will replace LIBOR as the reference rate for interest accruing on the CLO II Refinancing Debt. The proceeds from the CLO II Refinancing were used to redeem in full the classes of notes issued on the CLO II Closing Date.
Concurrently with the issuance of the CLO II Refinancing Debt, the CLO II Issuer issued subordinated securities in the form of 1,500 additional preferred shares at an issue price of U.S.$1,000 per share (the “CLO II Refinancing Preferred Shares”) resulting in a total outstanding number of CLO II Preferred Shares of 138,100 ($138.1 million total issue price). The CLO II Refinancing Preferred Shares were issued by the CLO II Issuer as part of its issued share capital and are not secured by the collateral securing the CLO II Refinancing Debt. We purchased all of the CLO II Refinancing Preferred Shares. We act as retention holder in connection with the CLO II Refinancing for the purposes of satisfying certain U.S. and European Union regulations requiring sponsors of securitization transactions to retain exposure to the performance of the securitized assets and as such is required to retain a portion of the CLO II Preferred Shares. The proceeds from the CLO II Refinancing Preferred Shares were used to pay certain expenses incurred in connection with the CLO II Refinancing.
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
Concurrently with the issuance of the CLO III Debt, the CLO III Issuer issued approximately $135.3 million of subordinated securities in the form of 135,310 preferred shares at an issue price of U.S.$1,000 per share (the “CLO III Preferred Shares”). The CLO III Preferred Shares were issued by the CLO III Issuer as part of its issued share capital and are not secured by the collateral securing the CLO III Debt. We own all of the CLO III Preferred Shares, and as such, these securities are eliminated in consolidation. We act as retention holder in connection with the CLO III Transaction for the purposes of satisfying certain U.S. and European Union regulations requiring sponsors of securitization transactions to retain exposure to the performance of the securitized assets and as such is required to retain a portion of the CLO III Preferred Shares.
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
CLO IV Refinancing
On July 9, 2021 (the “CLO IV Refinancing Date”), we completed a $440.5 million term debt securitization refinancing (the “CLO IV Refinancing”), also known as a collateralized loan obligation refinancing, which is a form of secured financing incurred by us. The secured notes and preferred shares issued in the CLO IV Refinancing were issued by our consolidated subsidiaries Owl Rock CLO IV, Ltd., an exempted company incorporated in the Cayman Islands with limited liability (the “CLO IV Issuer”), and Owl Rock CLO IV, LLC, a Delaware limited liability company (the “CLO IV Co-Issuer” and together with the CLO IV Issuer, the “CLO IV Issuers”) and are backed by a portfolio of collateral obligations consisting of middle market loans and participation interests in middle market loans as well as by other assets of the CLO IV Issuer.
The CLO IV Refinancing was executed by the issuance of the following classes of notes pursuant to an indenture and security agreement dated as of May 28, 2020 (such date, the “CLO IV Closing Date,” and such agreement, the “CLO IV Indenture”), as supplemented by the supplemental indenture dated as of the CLO IV Refinancing Date (the “CLO IV Refinancing Indenture”), by and among the CLO IV Issuers and State Street Bank and Trust Company: (i) $252 million of AAA(sf) Class A-1-R Notes, which bear interest at three-month LIBOR plus 1.60% and (ii) $40.5 million of AA(sf) Class A-2-R Notes, which bear interest at three-month LIBOR plus 1.90% (together, the “CLO IV Refinancing Secured Notes”). The CLO IV Refinancing Secured Notes are secured by the middle market loans, participation interests in middle market loans and other assets of the CLO IV Issuer. The CLO IV Refinancing

Secured Notes are scheduled to mature on August 20, 2033. The CLO IV Refinancing Secured Notes were privately placed by Natixis Securities Americas LLC. Upon the occurrence of certain triggering events relating to the end of LIBOR, a different benchmark rate will replace LIBOR as the reference rate for interest accruing on the CLO IV Refinancing Secured Notes. The proceeds from the CLO IV Refinancing were used to redeem in full the classes of notes issued on the CLO IV Closing Date, to redeem a portion of the preferred shares of the CLO IV Issuer as described below and to pay expenses incurred in connection with the CLO IV Refinancing.
Concurrently with the issuance of the CLO IV Refinancing Secured Notes, the CLO IV Issuer redeemed 38,900 preferred shares we held (the “CLO IV Preferred Shares”) at a total redemption price of $38.9 million ($1,000 per preferred share). We retain the 148,000 CLO IV Preferred Shares that remain outstanding and that we acquired on the CLO IV Closing Date. The CLO IV Preferred Shares were issued by the CLO IV Issuer as part of its issued share capital and are not secured by the collateral securing the CLO IV Refinancing Secured Notes. We act as retention holder in connection with the CLO IV Refinancing for the purposes of satisfying certain U.S. and European Union regulations requiring sponsors of securitization transactions to retain exposure to the performance of the securitized assets and as such is required to retain a portion of the Preferred Shares.
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
As part of the CLO VII Transaction, we entered into a loan sale agreement with the CLO VII Issuer dated as of the CLO VII Closing Date, which provided for the sale and contribution of approximately $255.548 million par amount of middle market loans from us to the CLO VII Issuer on the CLO VII Closing Date and for future sales from us to the CLO VII Issuer on an ongoing basis. Such loans constituted part of the initial portfolio of assets securing the CLO VII Debt. The remainder of the initial portfolio assets securing the CLO VII Debt consisted of approximately $93.313 million par amount of middle market loans purchased by the CLO VII Issuer from ORCC Financing IV LLC, a wholly-owned subsidiary of ours, under an additional loan sale agreement executed on the CLO VII Closing Date between the CLO VII Issuer and ORCC Financing IV LLC. We and ORCC Financing IV LLC each made customary representations, warranties, and covenants to the CLO VII Issuer under the applicable loan sale agreement.
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

The Adviser serves as collateral manager for the CLO VII Issuer under a collateral management agreement dated as of the CLO VII Closing Date. The Adviser is entitled to receive fees for providing these services. The Adviser has waived its right to receive such fees but may rescind such waiver at any time; provided, however, that if the Adviser rescinds such waiver, the management fee payable to the Adviser pursuant to the Amended and Restated Investment Advisory Agreement, between the Adviser and us will be offset by the amount of the collateral management fee attributable to the CLO VII Issuer’s equity or notes that we own. For further details, see “ITEM 1. – Notes to Consolidated Financial Statements – Note 6. Debt.”
CLO X
On March 9, 2023 (the “CLO X Closing Date”), we completed a $397.7 million term debt securitization transaction (the “CLO X Transaction”), also known as a collateralized loan obligation transaction, which is a form of secured financing incurred by us. The secured notes and preferred shares issued in the CLO X Transaction were issued by our consolidated subsidiary Owl Rock CLO X, LLC, a limited liability organized under the laws of the State of Delaware (the “CLO X Issuer”) and are backed by a portfolio of collateral obligations consisting of middle market loans and participation interests in middle market loans as well as by other assets of the CLO X Issuer.
The CLO X Transaction was executed by the issuance of the following classes of notes and preferred shares pursuant to an indenture and security agreement dated as of the CLO X Closing Date (the “CLO X Indenture”), by and among the CLO X Issuer and State Street Bank and Trust Company: (i) $228 million of AAA(sf) Class A Notes, which bear interest at three-month term SOFR plus 2.45% and (ii) $32 million of AA(sf) Class B Notes, which bear interest at three-month term SOFR plus 3.60% (together, the “CLO X Secured Notes”). The Secured Notes are secured by middle market loans, participation interests in middle market loans and other assets of the CLO X Issuer. The CLO X Secured Notes are scheduled to mature on April 20, 2035. The CLO X Secured Notes were privately placed by Deutsche Bank Securities Inc. as Initial Purchaser.
Concurrently with the issuance of the CLO X Secured Notes, the CLO X Issuer issued approximately $137.7 million of subordinated securities in the form of 137,700 preferred shares at an issue price of U.S. $1,000 per share (the “CLO X Preferred Shares”). The CLO X Preferred Shares were issued by the CLO X Issuer as part of its issued share capital and are not secured by the collateral securing the CLO X Secured Notes. We purchased all of the CLO X Preferred Shares. We act as retention holder in connection with the CLO X Transaction for the purposes of satisfying certain U.S. and European Union regulations requiring sponsors of securitization transactions to retain exposure to the performance of the securitized assets and as such is required to retain a portion of the CLO X Preferred Shares.
As part of the CLO X Transaction, we entered into a loan sale agreement with the CLO X Issuer dated as of the CLO X Closing Date, which provided for the sale and contribution of approximately $245.9 million par amount of middle market loans from us to the CLO X Issuer on the CLO X Closing Date and for future sales from us to the CLO X Issuer on an ongoing basis. Such loans constituted part of the initial portfolio of assets securing the CLO X Secured Notes. The remainder of the initial portfolio assets securing the CLO X Secured Notes consisted of approximately $141.3 million par amount of middle market loans purchased by the CLO X Issuer from ORCC Financing III LLC, a wholly-owned subsidiary of ours, under an additional loan sale agreement executed on the CLO X Closing Date between the CLO X Issuer and ORCC Financing III LLC. We and ORCC Financing III LLC each made customary representations, warranties, and covenants to the CLO X Issuer under the applicable loan sale agreement.
Through April 20, 2027, a portion of the proceeds received by the CLO X Issuer from the loans securing the CLO X Secured Notes may be used by the CLO X Issuer to purchase additional middle market loans under the direction of the Adviser, in its capacity as collateral manager for the CLO X Issuer and in accordance with our investing strategy and ability to originate eligible middle market loans.
The CLO X Secured Notes are the secured obligation of the CLO X Issuer, and the CLO X Indenture includes customary covenants and events of default. The CLO X Secured Notes have not been registered under the Securities Act, or any state securities (e.g., “blue sky”) laws, and may not be offered or sold in the United States absent registration with the Securities and Exchange Commission or pursuant to an applicable exemption from such registration.
The Adviser serves as collateral manager for the CLO X Issuer under a collateral management agreement dated as of the CLO X Closing Date. The Adviser is entitled to receive fees for providing these services. The Adviser has waived its right to receive such fees but may rescind such waiver at any time; provided, however, that if the Adviser rescinds such waiver, the management fee payable to the Adviser pursuant to the Amended and Restated Investment Advisory Agreement, between the Adviser and us will be offset by the amount of the collateral management fee attributable to the CLO X Issuer’s equity or notes that we own. For further details, see “ITEM 1. – Notes to Consolidated Financial Statements – Note 6. Debt.”

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
In connection with the offering of the 2023 Notes, on December 21, 2017, the Company entered into a centrally cleared interest rate swap. The notional amount of the interest rate swap was $150 million. The Company received fixed rate interest semi-annually at 4.75% and paid variable rate interest monthly based on 1-month LIBOR plus 2.545%. The interest rate swap matured on December 21, 2021, and therefore, for the three months ended March 31, 2023 and 2022, the Company did not make any periodic payments. The interest expense related to the 2023 Notes is equally offset by the proceeds received from the interest rate swap. The swap adjusted interest expense is included as a component of interest expense on the Company’s Consolidated Statements of Operations. Depending on the nature of the balance at period end, the fair value of the interest rate swap is either included as a component of accrued expenses and other liabilities or prepaid expenses and other assets on the Company’s Consolidated Statements of Assets and Liabilities. The change in fair value of the interest rate swap is offset by the change in fair value of the 2023 Notes, with the remaining difference included as a component of interest expense on the Consolidated Statements of Operations.
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
In connection with the issuance of the 2024 Notes, on April 10, 2019 we entered into centrally cleared interest rate swaps. The notional amount of the interest rate swaps is $400 million. We will receive fixed rate interest at 5.25% and pay variable rate interest based on one-month LIBOR plus 2.937%. The interest rate swaps mature on April 10, 2024. For the three months ended March 31, 2023 and 2022, we made no periodic payments. The interest expense related to the 2024 Notes is equally offset by the proceeds received from the interest rate swaps. The swap adjusted interest expense is included as a component of interest expense on our Consolidated Statements of Operations. As of March 31, 2023 and December 31, 2022, the interest rate swap had a fair value of $(10.3) million and $(13.1) million, respectively. Depending on the nature of the balance at period end, the fair value of the interest rate swap is either included as a component of accrued expenses and other liabilities or prepaid expenses and other assets on our Consolidated Statements of Assets and Liabilities. The change in fair value of the interest rate swap is offset by the change in fair value of the 2024 Notes, with the remaining difference included as a component of interest expense on the Consolidated Statements of Operations. For further details, see “ITEM 1. – Notes to Consolidated Financial Statements – Note 6. Debt.”

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
In connection with the issuance of the 2027 Notes, on April 26, 2021 we entered into centrally cleared interest rate swaps. The notional amount of the interest rate swaps is $500 million. We will receive fixed rate interest at 2.625% and pay variable rate interest based on one-month LIBOR plus 1.655%. The interest rate swaps mature on January 15, 2027. For the three months ended March 31, 2023 and 2022 we made periodic payments of $5.9 million and $2.0 million, respectively. The interest expense related to the 2027 Notes is equally offset by the proceeds received from the interest rate swaps. The swap adjusted interest expense is included as a component of interest expense on our Consolidated Statements of Operations. As of March 31, 2023 and December 31, 2022, the interest rate swap had a fair value of $(47.7) million and $(56.4) million, respectively. Depending on the nature of the balance at period end, the fair value of the interest rate swap is either included as a component of accrued expenses and other liabilities or prepaid expenses and other assets on our Consolidated Statements of Assets and Liabilities. The change in fair value of the interest rate swap is offset by the change in fair value of the 2027 Notes, with the remaining difference included as a component of interest expense on the Consolidated Statements of Operations. For further details, see “ITEM 1. – Notes to Consolidated Financial Statements – Note 6. Debt.”
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

Off-Balance Sheet Arrangements
Portfolio Company Commitments
From time to time, we may enter into commitments to fund investments. The table below presents our outstanding commitments to fund investments in current portfolio companies as of the following periods:

Portfolio Company	Investment	March 31, 2023	December 31, 2022
($ in thousands)
3ES Innovation Inc. (dba Aucerna)	First lien senior secured revolving loan	$2,193	$2,193
AAM Series 1.1 Rail and Domestic Intermodal Feeder, LLC	LLC Interest	40,965	45,000
AAM Series 2.1 Aviation Feeder, LLC	LLC Interest	42,832	43,432
ABB/Con-cise Optical Group LLC	First lien senior secured revolving loan	354	354
Accela, Inc.	First lien senior secured revolving loan	3,000	3,000
Adenza Group, Inc.	First lien senior secured delayed draw term loan	8,331	8,331
Adenza Group, Inc.	First lien senior secured revolving loan	18,227	18,227
AmeriLife Holdings LLC	First lien senior secured delayed draw term loan	61	61
AmeriLife Holdings LLC	First lien senior secured revolving loan	91	91
AmSpec Group, Inc. (fka AmSpec Services Inc.)	First lien senior secured revolving loan	12,654	11,388
Anaplan, Inc.	First lien senior secured revolving loan	9,722	9,722
Apex Service Partners, LLC	First lien senior secured revolving loan	25	19
Apptio, Inc.	First lien senior secured revolving loan	278	1,112
Aramsco, Inc.	First lien senior secured revolving loan	3,351	6,703
Armstrong Bidco Limited (dba The Access Group)	First lien senior secured delayed draw term loan	281	273
Ascend Buyer, LLC (dba PPC Flexible Packaging)	First lien senior secured revolving loan	565	565
Associations, Inc.	First lien senior secured delayed draw term loan	36,356	45,792
Associations, Inc.	First lien senior secured revolving loan	32,923	32,923
Bayshore Intermediate #2, L.P. (dba Boomi)	First lien senior secured revolving loan	5,530	4,607
BCPE Osprey Buyer, Inc. (dba PartsSource)	First lien senior secured delayed draw term loan	28,014	28,014
BCPE Osprey Buyer, Inc. (dba PartsSource)	First lien senior secured revolving loan	9,221	11,855
BCTO BSI Buyer, Inc. (dba Buildertrend)	First lien senior secured revolving loan	8,036	8,036
Blend Labs, Inc.	First lien senior secured revolving loan	7,500	7,500
BP Veraison Buyer, LLC (dba Sun World)	First lien senior secured delayed draw term loan	29,054	29,054
BP Veraison Buyer, LLC (dba Sun World)	First lien senior secured revolving loan	8,716	8,716
Brightway Holdings, LLC	First lien senior secured revolving loan	2,211	3,158
Catalis Intermediate, Inc. (fka GovBrands Intermediate, Inc.)	First lien senior secured delayed draw term loan	1,111	1,111
Catalis Intermediate, Inc. (fka GovBrands Intermediate, Inc.)	First lien senior secured revolving loan	79	79
Centrify Corporation	First lien senior secured revolving loan	3,409	—
Circana Group, L.P. (fka The NPD Group, L.P.)	First lien senior secured revolving loan	1,299	1,329
CivicPlus, LLC	First lien senior secured revolving loan	2,698	2,698
Coupa Holdings, LLC	First lien senior secured delayed draw term loan	70	—
Coupa Holdings, LLC	First lien senior secured revolving loan	54	—
Denali BuyerCo, LLC (dba Summit Companies)	First lien senior secured delayed draw term loan	—	1,719
Denali BuyerCo, LLC (dba Summit Companies)	First lien senior secured revolving loan	2,998	2,998
Diamondback Acquisition, Inc. (dba Sphera)	First lien senior secured delayed draw term loan	1,080	1,080

Portfolio Company	Investment	March 31, 2023	December 31, 2022
Douglas Products and Packaging Company LLC	First lien senior secured revolving loan	2,447	2,447
EET Buyer, Inc. (dba e-Emphasys)	First lien senior secured revolving loan	455	455
Entertainment Benefits Group, LLC	First lien senior secured revolving loan	89	44
Evolution BuyerCo, Inc. (dba SIAA)	First lien senior secured revolving loan	10,709	10,709
Forescout Technologies, Inc.	First lien senior secured delayed draw term loan	48,750	48,750
Forescout Technologies, Inc.	First lien senior secured revolving loan	—	5,345
Fortis Solutions Group, LLC	First lien senior secured delayed draw term loan	—	13
Fortis Solutions Group, LLC	First lien senior secured revolving loan	400	400
Fullsteam Operations, LLC	First lien senior secured delayed draw term loan	—	3,987
Gainsight, Inc.	First lien senior secured revolving loan	3,357	3,357
Galls, LLC	First lien senior secured revolving loan	15,390	17,192
Gaylord Chemical Company, L.L.C.	First lien senior secured revolving loan	13,202	13,202
Gerson Lehrman Group, Inc.	First lien senior secured revolving loan	21,563	21,563
GI Ranger Intermediate, LLC (dba Rectangle Health)	First lien senior secured revolving loan	332	332
Global Music Rights, LLC	First lien senior secured revolving loan	667	667
Granicus, Inc.	First lien senior secured revolving loan	563	789
H&F Opportunities LUX III S.À R.L (dba Checkmarx)	First lien senior secured revolving loan	16,250	16,250
Hercules Borrower, LLC (dba The Vincit Group)	First lien senior secured revolving loan	18,685	18,685
HGH Purchaser, Inc. (dba Horizon Services)	First lien senior secured delayed draw term loan	—	3,824
HGH Purchaser, Inc. (dba Horizon Services)	First lien senior secured revolving loan	1,887	6,520
Hissho Sushi Merger Sub LLC	First lien senior secured revolving loan	65	56
Hometown Food Company	First lien senior secured revolving loan	4,235	3,388
Ideal Image Development, LLC	First lien senior secured delayed draw term loan	1,463	1,463
Ideal Image Development, LLC	First lien senior secured revolving loan	—	1,829
Ideal Tridon Holdings, Inc.	First lien senior secured revolving loan	1,882	2,536
IG Investments Holdings, LLC (dba Insight Global)	First lien senior secured revolving loan	3,974	2,384
Indigo Buyer, Inc. (dba Inovar Packaging Group)	First lien senior secured delayed draw term loan	—	250
Indigo Buyer, Inc. (dba Inovar Packaging Group)	First lien senior secured revolving loan	83	83
BradyIFS Holdings, LLC (fka Individual Foodservice Holdings, LLC)	First lien senior secured revolving loan	21,567	21,567
Inovalon Holdings, Inc.	First lien senior secured delayed draw term loan	18,988	18,988
Integrity Marketing Acquisition, LLC	First lien senior secured revolving loan	14,832	14,832
Interoperability Bidco, Inc. (dba Lyniate)	First lien senior secured revolving loan	3,686	1,522
Kaseya Inc.	First lien senior secured delayed draw term loan	1,134	1,134
Kaseya Inc.	First lien senior secured revolving loan	1,134	1,134
Lazer Spot Holdings, Inc. (f/k/a Lazer Spot GB Holdings, Inc.)	First lien senior secured revolving loan	26,833	26,833
Lignetics Investment Corp.	First lien senior secured delayed draw term loan	—	3,922
Lignetics Investment Corp.	First lien senior secured revolving loan	2,196	1,882
Litera Bidco LLC	First lien senior secured revolving loan	5,738	4,160
Mario Purchaser, LLC (dba Len the Plumber)	First lien senior secured delayed draw term loan	4,880	4,880
Mario Purchaser, LLC (dba Len the Plumber)	First lien senior secured revolving loan	1,381	1,381
Medline Borrower, LP	First lien senior secured revolving loan	7,190	7,190
MHE Intermediate Holdings, LLC (dba OnPoint Group)	First lien senior secured revolving loan	13,361	13,361
Milan Laser Holdings LLC	First lien senior secured revolving loan	2,078	2,078
MINDBODY, Inc.	First lien senior secured revolving loan	6,071	6,071

Portfolio Company	Investment	March 31, 2023	December 31, 2022
Ministry Brands Holdings, LLC	First lien senior secured delayed draw term loan	197	226
Ministry Brands Holdings, LLC	First lien senior secured revolving loan	51	34
National Dentex Labs LLC (fka Barracuda Dental LLC)	First lien senior secured revolving loan	1,405	171
Natural Partners, LLC	First lien senior secured revolving loan	68	68
Nelipak Holding Company	First lien senior secured USD revolving loan	4,824	6,299
Nelipak Holding Company	First lien senior secured EUR revolving loan	5,435	4,481
NMI Acquisitionco, Inc. (dba Network Merchants)	First lien senior secured delayed draw term loan	3,077	3,077
NMI Acquisitionco, Inc. (dba Network Merchants)	First lien senior secured revolving loan	1,652	1,652
Norvax, LLC (dba GoHealth)	First lien senior secured revolving loan	12,273	12,273
Notorious Topco, LLC (dba Beauty Industry Group)	First lien senior secured delayed draw term loan	6,385	6,385
Notorious Topco, LLC (dba Beauty Industry Group)	First lien senior secured revolving loan	7,662	7,981
OB Hospitalist Group, Inc.	First lien senior secured revolving loan	9,291	9,897
Ole Smoky Distillery, LLC	First lien senior secured revolving loan	116	116
Pacific BidCo Inc.	First lien senior secured delayed draw term loan	3,436	3,436
Patriot Acquisition TopCo S.A.R.L (dba Corza Health, Inc.)	First lien senior secured revolving loan	13,538	10,637
PCF Holdco, LLC (dba PCF Insurance Services)	Series A Preferred Units	7,490	—
Peter C. Foy & Associates Insurance Services, LLC (dba PCF Insurance Services)	First lien senior secured revolving loan	6,161	6,161
Plasma Buyer LLC (dba PathGroup)	First lien senior secured delayed draw term loan	176	176
Plasma Buyer LLC (dba PathGroup)	First lien senior secured revolving loan	76	76
Ping Identity Holding Corp.	First lien senior secured revolving loan	91	91
Pluralsight, LLC	First lien senior secured revolving loan	3,118	3,118
PPV Intermediate Holdings, LLC	First lien senior secured delayed draw term loan	38	110
PPV Intermediate Holdings, LLC	First lien senior secured revolving loan	67	49
Project Power Buyer, LLC (dba PEC-Veriforce)	First lien senior secured revolving loan	3,188	3,188
QAD, Inc.	First lien senior secured revolving loan	3,429	3,429
PS Operating Company LLC (fka QC Supply, LLC)	First lien senior secured revolving loan	1,159	1,159
Quva Pharma, Inc.	First lien senior secured revolving loan	1,360	2,080
Relativity ODA LLC	First lien senior secured revolving loan	7,333	7,333
SailPoint Technologies Holdings, Inc.	First lien senior secured revolving loan	4,358	4,358
Sara Lee Frozen Bakery, LLC (fka KSLB Holdings, LLC)	First lien senior secured revolving loan	1,380	1,980
Securonix, Inc.	First lien senior secured revolving loan	153	153
SimpliSafe Holding Corporation	First lien senior secured delayed draw term loan	772	772
Smarsh Inc.	First lien senior secured delayed draw term loan	95	95
Smarsh Inc.	First lien senior secured revolving loan	6	48
Sonny's Enterprises LLC	First lien senior secured revolving loan	17,969	17,969
Spotless Brands, LLC	First lien senior secured revolving loan	1,044	1,305
SWK BUYER, Inc. (dba Stonewall Kitchen)	First lien senior secured delayed draw term loan	175	175
SWK BUYER, Inc. (dba Stonewall Kitchen)	First lien senior secured revolving loan	30	46
Swipe Acquisition Corporation (dba PLI)	First lien senior secured delayed draw term loan	6,228	6,228
Swipe Acquisition Corporation (dba PLI)	Letter of Credit	7,118	7,118
Tahoe Finco, LLC	First lien senior secured revolving loan	9,244	9,244
Tall Tree Foods, Inc.	First lien senior secured loan	4,500	—
Tamarack Intermediate, L.L.C. (dba Verisk 3E)	First lien senior secured revolving loan	117	116

Portfolio Company	Investment	March 31, 2023	December 31, 2022
Tempo Buyer Corp. (dba Global Claims Services)	First lien senior secured delayed draw term loan	308	308
Tempo Buyer Corp. (dba Global Claims Services)	First lien senior secured revolving loan	105	141
The Shade Store, LLC	First lien senior secured revolving loan	273	655
THG Acquisition, LLC (dba Hilb)	First lien senior secured revolving loan	7,173	8,608
Thunder Purchaser, Inc. (dba Vector Solutions)	First lien senior secured delayed draw term loan	7,018	7,018
Thunder Purchaser, Inc. (dba Vector Solutions)	First lien senior secured revolving loan	1,426	2,522
Troon Golf, L.L.C.	First lien senior secured revolving loan	21,622	21,622
Ultimate Baked Goods Midco, LLC	First lien senior secured revolving loan	8,703	7,335
Unified Women's Healthcare, LP	First lien senior secured delayed draw term loan	15	33
Unified Women's Healthcare, LP	First lien senior secured revolving loan	88	88
USRP Holdings, Inc. (dba U.S. Retirement and Benefits Partners)	First lien senior secured revolving loan	4,239	4,239
Valence Surface Technologies LLC	First lien senior secured revolving loan	49	49
Velocity HoldCo III Inc. (dba VelocityEHS)	First lien senior secured revolving loan	1,072	1,072
Walker Edison Furniture Company LLC	First lien senior secured delayed draw term loan	2,810	—
When I Work, Inc.	First lien senior secured revolving loan	832	925
Wingspire Capital Holdings LLC	LLC Interest	75,255	35,855
WU Holdco, Inc. (dba Weiman Products, LLC)	First lien senior secured revolving loan	9,219	9,219
Zendesk, Inc.	First lien senior secured delayed draw term loan	17,352	17,352
Zendesk, Inc.	First lien senior secured revolving loan	7,145	7,145
Total Unfunded Portfolio Company Commitments		$941,795	$926,091
We seek to carefully consider our unfunded portfolio company commitments for the purpose of planning our ongoing financial leverage. Further, we consider any outstanding unfunded portfolio company commitments we are required to fund within the 150% asset coverage limitation. As of March 31, 2023, we believed we had adequate financial resources to satisfy the unfunded portfolio company commitments.
Other Commitments and Contingencies
On November 3, 2020, our Board approved a repurchase program (the “2020 Repurchase Program”) under which we were authorized to repurchase up to $100 million of our outstanding common stock. Under the 2020 Repurchase Program, purchases were made at management’s discretion from time to time in open-market transactions, in accordance with all applicable securities laws and regulations. On November 2, 2021, the Board approved an extension to the 2020 Repurchase Program, and on November 2, 2022, the 2020 Repurchase Program ended in accordance with its terms. As of December 31, 2022, Goldman, Sachs & Co., as agent, had repurchased 944,076 shares of our common stock pursuant to the 2020 Repurchase Plan for approximately $12.6 million.
On November 1, 2022, the Board approved a repurchase program (the “2022 Repurchase Program”) under which we may repurchase up to $150 million of our outstanding common stock. Under the 2022 Stock Repurchase Program, purchases may be made at management’s discretion from time to time in open-market transactions, in accordance with all applicable securities laws and regulations. Unless extended by the Board, the 2022 Stock Repurchase Program will terminate 18-months from the date it was approved. Since the 2022 Repurchase Program’s inception, Goldman, Sachs & Co., as agent, has repurchased 3,146,933 shares of our common stock pursuant to the 2022 Stock Repurchase Plan for approximately $38.0 million as of March 31, 2023.
From time to time, we may become a party to certain legal proceedings incidental to the normal course of its business. At March 31, 2023, we were not aware of any material pending or threatened litigation that would require accounting recognition or financial statement disclosure.

Contractual Obligations
The table below presents a summary of our contractual payment obligations under our credit facilities as of March 31, 2023:

	Payments Due by Period
($ in millions)	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
Revolving Credit Facility	$1,855.0	$—	$75.0	1,780.0	—
SPV Asset Facility II	350.0	—	—	—	350.0
CLO I	390.0	—	—	—	390.0
CLO II	260.0	—	—	—	260.0
CLO III	260.0	—	—	—	260.0
CLO IV	292.5	—	—	—	292.5
CLO V	509.6	—	—	—	509.6
CLO VI	260.0	—	—	—	260.0
CLO VII	239.2	—	—	—	239.2
CLO X	260.0	—	—	—	260.0
2024 Notes	400.0	400.0		—	—
2025 Notes	425.0	—	425.0	—	—
July 2025 Notes	500.0	—	500.0	—	—
2026 Notes	500.0	—	500.0	—	—
July 2026 Notes	1,000.0	—	—	1,000.0	—
2027 Notes	500.0	—	—	500.0	—
2028 Notes	850.0	—	—	850.0	—
Total Contractual Obligations	$8,851.3	$400.0	$1,500.0	$4,130.0	$2,821.3
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
Critical Accounting Policies

The preparation of the consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Changes in the economic environment, financial markets, and any other parameters used in determining such estimates could cause actual results to differ. Our critical accounting policies should be read in connection with our risk factors as described in Form 10-K for the fiscal year ended December 31, 2022 in “ITEM 1A. RISK FACTORS.”
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
Rule 2a-5 under the 1940 Act was adopted by the SEC in January 2021 and establishes requirements for determining fair value in good faith for purposes of the 1940 Act. The Company complied with the mandatory provisions of Rule 2a-5 by the September 2022 compliance date. Additionally, commencing with the fourth quarter of 2022, pursuant to Rule 2a-5, the Board designated the Adviser as the Company's valuation designee to perform fair value determinations relating to the value of assets held by the Company for which market quotations are not readily available.
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
Financial and Derivative Instruments
Rule 18f-4 was adopted by the SEC in December 2020, and requires BDCs that use derivatives to, among other things, comply with a value-at-risk leverage limit, adopt a derivatives risk management program, and implement certain testing and board reporting procedures. Rule 18f-4 exempts BDCs that qualify as “limited derivatives users” from the aforementioned requirements, provided that these BDCs adopt written policies and procedures that are reasonably designed to manage the BDC’s derivatives risks and comply with certain recordkeeping requirements. The Company currently qualifies as a “limited derivatives user” and expects to continue to do so. The Company adopted a derivatives policy by Rule 18f-4’s August 2022 compliance date, and complies with the recordkeeping requirements.
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
We evaluate tax positions taken or expected to be taken in the course of preparing our consolidated financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions not deemed to meet the “more-likely-than-not” threshold are reserved and recorded as a tax benefit or expense in the current year. All penalties and interest associated with income taxes are included in income tax expense. Conclusions regarding tax positions are subject to review and may be adjusted at a later date based on factors including, but not limited to, on-going analyses of tax laws, regulations and interpretations thereof. There were no material uncertain tax positions through March 31, 2023. The 2019 through 2021 tax years remain subject to examination by the IRS, and generally years 2018 through 2021 remain subject to examination by state and local tax authorities.

Recent Developments
On April 4, 2023, the maximum principal amount under the our Revolving Credit Facility was decreased from $1.86 billion to $1.80 billion due to non-extending lenders.
On April 17, 2023, ORCC Financing II, entered into Amendment No. 8 to SPV Asset Facility II, which, among other changes, amends the SPV Asset Facility II to: (i) extend the reinvestment period from April 22, 2023 to April 22, 2025, (ii) extend the stated maturity from December 22, 2029 to April 17, 2033, (iii) incorporate compliance with the transparency and reporting requirements contained in Article 7 of Regulation (EU) 2017/2402, (iv) reduce the Term Commitments to zero, (v) amend the Advance Rate from 56% to 65% and (vi) change the margin from 2.30% to 2.75% per annum.
On May 9, 2023, our Board declared a second quarter dividend of $0.33 per share for stockholders of record as of June 30, 2023, payable on or before July 14, 2023 and a first quarter supplemental of $0.06 per share for stockholders of record as of May 31, 2023, payable on or before June 15, 2023.
As of May 10, 2023, Goldman, Sachs & Co., as agent, has repurchased 4,024,833 shares of our common stock pursuant to the 2022 Stock Repurchase Plan for approximately $49.1 million at an average price of $12.22 per share.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
We are subject to financial market risks, including valuation risk, interest rate risk, currency risk, credit risk and inflation risk.
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
In a low interest rate environment, the difference between the total interest income earned on interest earning assets and the total interest expense incurred on interest bearing liabilities may be compressed, reducing our net income and potentially adversely affecting our operating results. Conversely, in a rising interest rate environment, such difference could potentially increase thereby increasing our net income as indicated per the table below.
As of March 31, 2023, 98.2% of our debt investments based on fair value were floating rates. Additionally, the weighted average floor, based on fair value, of our debt investments was 0.8% and the majority of our debt investments have a floor of 1.0%. The Revolving Credit Facility and SPV Asset Facility II bear interest at variable interest rates with no interest rate floor. The 2024 Notes, 2025 Notes, July 2025 Notes, 2026 Notes, July 2026 Notes, 2027 Notes, and 2028 Notes bear interest at fixed rates. The 2024 Notes and 2027 Notes are hedged against interest rate swaps instruments. CLO IV, CLO VI and CLO X bear interest at variables rates. CLO I, CLO II, CLO III, CLO V and CLO VII bear interest at fixed and variable rates.
Based on our Consolidated Statements of Assets and Liabilities as of March 31, 2023, the following table shows the annualized impact on net income of hypothetical base rate changes in interest rates on our debt investments (considering interest rate floors for floating rate instruments) assuming each floating rate investment is subject to 3-month reference rate election and there are no changes in our investment and borrowing structure:

($ in millions)	Interest Income	Interest Expense(1)	Net Income(2)
Up 300 basis points	$343,872	$121,524	$222,348
Up 200 basis points	229,248	81,016	148,232
Up 100 basis points	114,624	40,508	74,116
Up 50 basis points	57,312	20,254	37,058
Down 50 basis points	(57,312)	(20,254)	(37,058)
Down 100 basis points	(114,624)	(40,508)	(74,116)
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
Credit Risk
We generally endeavor to minimize our risk of exposure by limiting to reputable financial institutions the counterparties with which we enter into financial transactions. As of March 31, 2023 and December 31, 2022, we held the majority of our cash balances with a single highly rated money center bank and such balances are in excess of Federal Deposit Insurance Corporation insured limits. We seek to mitigate this exposure by monitoring the credit standing of these financial institutions.
Inflation Risk
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
(b) Changes in Internal Controls Over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A. Risk Factors
In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in Part I, “ITEM 1A. RISK FACTORS” in our Annual Report on Form 10 K for the fiscal year ended December 31, 2022, which could materially affect our business, financial condition and/or operating results. The risks described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results.
Global economic, political and market conditions, including uncertainty about the financial stability of the United States, could have a significant adverse effect on our business, financial condition and results of operations.
The current worldwide financial markets situation, as well as various social, political, economic and other conditions and events (including political tensions in the United States and around the world, wars and other forms of conflict, terrorist acts, security operations and catastrophic events such as fires, floods, earthquakes, tornadoes, hurricanes and global health epidemics), may contribute to increased market volatility, may have long term effects on the United States and worldwide financial markets, and may cause economic uncertainties or deterioration in the United States and worldwide. As global systems, economies and financial markets are increasingly interconnected, events that once had only local impact are now more likely to have regional or even global effects. Events that occur in one country, region or financial market will, more frequently, adversely impact issuers in other countries, regions or markets, including in established markets such as the United States. We and our portfolio companies may also be subject to risk arising from a default by one of several large institutions that are dependent on one another to meet their liquidity or operational needs, so that a default by one institution may cause a series of defaults by the other institutions. This is sometimes referred to as “systemic risk” and may adversely affect financial intermediaries with which we interact in the conduct of our business. These impacts can be exacerbated by failures of governments and societies to adequately respond to an emerging event or threat.
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
Our cash and cash equivalents could be adversely affected if the financial institutions in which we hold our cash and cash equivalents fail.
We regularly maintain cash balances at third-party financial institutions in excess of the Federal Deposit Insurance Corporation insurance limit. If a depository institution fails to return these deposits or is otherwise subject to adverse conditions in the financial or credit markets, our access to invested cash or cash equivalents could be limited which adversely impact our results of operations or financial condition.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Other than the shares issued pursuant to our dividend reinvestment plan, we did not sell any unregistered equity securities, except as previously disclosed in certain 8-Ks filed with the SEC.
In the first quarter 2023, pursuant to our dividend reinvestment plan, we purchased 660,661 shares of our common stock in the open market, at a weighted average price of $12.56 per share, for distribution to stockholders of record as of December 31, 2022 and March 3, 2023 for the fourth quarter dividend and supplemental fourth quarter dividend, respectively, that did not opt out of our dividend reinvestment plan in order to satisfy the reinvestment portion of our dividends.
The following provides information regarding purchases of the Company’s common stock by Goldman Sachs & Co., as agent, pursuant to the 2022 Stock Repurchase Program. Repurchases under the 2022 Stock Repurchase Program for the following period:

Period ($ in millions, except share and per share amounts)	Total Number of Shares Repurchased	Average Price Paid per Share	Approximate Dollar Value of Shares that have been Purchased Under the Plans	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan
January 1, 2023 - January 31, 2023	1,493,034	$12.19	$18.2	$115.9
February 1, 2023 - February 28, 2023	29,154	$12.98	$0.4	$115.5
March 1, 2023 - March 31, 2023	278,419	$12.61	$3.5	$112.0
Total	1,800,607		$22.1

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
10.1
Indenture, dated as of March 9, 2023, by and between Owl Rock CLO X, LLC, as Issuer and State Street Bank and Trust Company, as Trustee (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on March 13, 2023).

10.2
Collateral Management Agreement, dated as of March 9, 2023, between Owl Rock CLO X, LLC and Owl Rock Capital Advisors LLC (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on March 13, 2023).

10.3
Loan Sale Agreement, dated as of March 9, 2023, between Owl Rock Capital Corporation, as Seller and Owl Rock CLO X, LLC, as Purchaser (incorporated by reference to Exhibit 10.3 to he Company's Current Report on Form 8-K filed on March 13, 2023).

10.4
Loan Sale Agreement, dated as of March 9, 2023, between ORCC Financing III LLC, as Seller and Owl Rock CLO X, LLC, as Purchaser (incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K filed on March 13, 2023).

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)
________________
* Filed herein.
** Furnished herein.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Owl Rock Capital Corporation

Date: May 10, 2023	By:	/s/ Craig W. Packer
Craig W. Packer
Chief Executive Officer and Director

Owl Rock Capital Corporation

Date: May 10, 2023	By:	/s/ Jonathan Lamm
Jonathan Lamm
Chief Operating Officer and Chief Financial Officer