Form 10-Q
period 2023-06-30
Blue Owl Capital Corp
filed 2023-08-09
CIK 1655888

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal quarter ended June 30, 2023
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number 814-01190
______________________________________________
BLUE OWL CAPITAL CORPORATION
(Exact name of Registrant as specified in its Charter)

Maryland	47-5402460
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

399 Park Avenue, New York, New York	10022
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (212) 419-3000
______________________________________________
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.01 par value per share	OBDC	The New York Stock Exchange
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒
As of August 9, 2023, the registrant had 389,732,868 shares of common stock, $0.01 par value per share, outstanding.

1

2

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
This report contains forward-looking statements that involve substantial risks and uncertainties. Such statements involve known and unknown risks, uncertainties and other factors and undue reliance should not be placed thereon. These forward-looking statements are not historical facts, but rather are based on current expectations, estimates and projections about Blue Owl Capital Corporation (the “Company,” “we” or “our”), our current and prospective portfolio investments, our industry, our beliefs and opinions, and our assumptions. Words such as “anticipates,” “expects,” “intends,” “plans,” “will,” “may,” “continue,” “believes,” “seeks,” “estimates,” “would,” “could,” “should,” “targets,” “projects,” “outlook,” “potential,” “predicts” and variations of these words and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control and difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements, including without limitation:
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
•the impact of rising interest rates, elevated inflation rates, ongoing supply chain and labor market disruptions, instability in the U.S. and international banking systems, and the risk of recession on our business prospects and the prospects of our portfolio companies;
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
•the ability of Blue Owl Credit Advisors LLC (“the Adviser” or “our Adviser”) to locate suitable investments for us and to monitor and administer our investments;
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
1

Item 1. Consolidated Financial Statements
Blue Owl Capital Corporation
Consolidated Statements of Assets and Liabilities
(Amounts in thousands, except share and per share amounts)

	June 30, 2023 (Unaudited)	December 31, 2022
Assets
Investments at fair value
Non-controlled, non-affiliated investments (amortized cost of $11,584,680 and $12,133,062, respectively)	$11,550,563	$12,010,369
Non-controlled, affiliated investments (amortized cost of $19,680 and $6,224, respectively)	19,626	6,175
Controlled, affiliated investments (amortized cost of $1,219,611, and $906,846, respectively)	1,322,754	993,801
Total investments at fair value (amortized cost of $12,823,971 and $13,046,132, respectively)	12,892,943	13,010,345
Cash (restricted cash of $92,975 and $96,420, respectively)	366,208	444,278
Foreign cash (cost of $1,675 and $809, respectively)	1,687	809
Interest receivable	107,767	108,085
Receivable from a controlled affiliate	19,302	17,709
Prepaid expenses and other assets	5,371	3,627
Total Assets	$13,393,278	$13,584,853
Liabilities
Debt (net of unamortized debt issuance costs of $85,969 and $95,647, respectively)	$7,027,176	$7,281,744
Distribution payable	128,612	129,517
Management fee payable	48,023	47,583
Incentive fee payable	39,598	34,462
Payables to affiliates	6,494	6,351
Accrued expenses and other liabilities	194,411	202,793
Total Liabilities	7,444,314	7,702,450
Commitments and contingencies (Note 7)
Net Assets
Common shares $0.01 par value, 500,000,000 shares authorized; 389,732,875 and 392,476,687 shares issued and outstanding, respectively	3,897	3,925
Additional paid-in-capital	5,936,644	5,970,674
Accumulated undistributed (overdistributed) earnings	8,423	(92,196)
Total Net Assets	5,948,964	5,882,403
Total Liabilities and Net Assets	$13,393,278	$13,584,853
Net Asset Value Per Share	$15.26	$14.99

The accompanying notes are an integral part of these consolidated financial statements.

Blue Owl Capital Corporation
Consolidated Statements of Operations
(Amounts in thousands, except share and per share amounts)
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
Investment Income
Investment income from non-controlled, non-affiliated investments:
Interest income	$297,992	$206,103	$586,670	$414,704
Payment-in-kind interest income	44,803	26,748	87,858	49,159
Dividend income	17,607	9,685	35,440	21,413
Other income	7,243	5,538	10,207	9,386
Total investment income from non-controlled, non-affiliated investments	367,645	248,074	720,175	494,662
Investment income from non-controlled, affiliated investments:
Dividend income	177	—	177	—
Total investment income from non-controlled, affiliated investments	177	—	177	—
Investment income from controlled, affiliated investments:
Interest income	5,553	1,854	8,227	3,627
Dividend income	20,662	23,195	42,688	38,833
Other Income	186	163	578	325
Total investment income from controlled, affiliated investments	26,401	25,212	51,493	42,785
Total Investment Income	394,223	273,286	771,845	537,447
Expenses
Interest expense	110,017	67,347	213,972	128,726
Management fees	48,024	46,873	96,116	94,286
Performance based incentive fees	39,598	26,541	77,326	52,495
Professional fees	4,131	3,406	7,804	7,235
Directors’ fees	257	266	515	556
Other general and administrative	3,140	2,143	5,811	4,276
Total Operating Expenses	205,167	146,576	401,544	287,574
Net Investment Income (Loss) Before Taxes	189,056	126,710	370,301	249,873
Income tax expense (benefit), including excise tax expense (benefit)	2,380	1,586	5,765	2,394
Net Investment Income (Loss) After Taxes	$186,676	$125,124	$364,536	$247,479
Net Realized and Change in Unrealized Gain (Loss)
Net change in unrealized gain (loss):
Non-controlled, non-affiliated investments	$3,869	$(152,965)	$69,292	$(222,913)
Non-controlled, affiliated investments	(4)	—	(5)	—
Controlled, affiliated investments	6,127	(3,636)	16,381	(15,394)
Translation of assets and liabilities in foreign currencies	1,360	(3,221)	2,570	(3,702)
Income tax (provision) benefit	(2,415)	—	(2,696)	—
Total Net Change in Unrealized Gain (Loss)	8,937	(159,822)	85,542	(242,009)
Net realized gain (loss):
Non-controlled, non-affiliated investments	118	(51)	(52,365)	4,651
Foreign currency transactions	(169)	(197)	(308)	(1,082)
Total Net Realized Gain (Loss)	(51)	(248)	(52,673)	3,569
Total Net Realized and Change in Unrealized Gain (Loss)	8,886	(160,070)	32,869	(238,440)
Net Increase (Decrease) in Net Assets Resulting from Operations	$195,562	$(34,946)	$397,405	$9,039
Earnings Per Share - Basic and Diluted	$0.50	$(0.09)	$1.02	$0.02
Weighted Average Shares Outstanding - Basic and Diluted	389,930,979	394,184,560	390,487,912	394,246,724

The accompanying notes are an integral part of these consolidated financial statements.

Blue Owl Capital Corporation
Consolidated Schedule of Investments
As of June 30, 2023
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(4)(8)(34)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(2)(3)	Fair Value	Percentage of Net Assets
Non-controlled/non-affiliated portfolio company investments
Debt Investments
Advertising and media
Circana Group, L.P. (fka The NPD Group, L.P.)(14)(27)	First lien senior secured loan	S +	6.25% (2.75% PIK)	12/2028	23,936	23,503	23,636	0.4%
Circana Group, L.P. (fka The NPD Group, L.P.)(10)(14)(27)	First lien senior secured revolving loan	S +	5.75%	12/2027	121	96	102	—%
Global Music Rights, LLC(15)(27)	First lien senior secured loan	S +	5.75%	8/2028	7,388	7,270	7,388	0.1%
Global Music Rights, LLC(10)(23)(27)	First lien senior secured revolving loan	S +	5.75%	8/2027	—	(9)	—	—%
					31,445	30,860	31,126	0.5%
Aerospace and defense
Aviation Solutions Midco, LLC (dba STS Aviation)(14)(27)	First lien senior secured loan	S +	7.25%	1/2025	211,695	210,456	210,636	3.5%
Peraton Corp.(6)(15)(27)	Second lien senior secured loan	S +	7.75%	2/2029	46,113	45,574	44,614	0.7%
Valence Surface Technologies LLC(15)(27)	First lien senior secured loan	S +	7.75% (3.88% PIK)	6/2025	132,179	131,491	105,743	1.8%
Valence Surface Technologies LLC(10)(15)(27)	First lien senior secured revolving loan	S +	7.75% (3.88% PIK)	6/2025	10,742	10,692	8,584	0.1%
					400,729	398,213	369,577	6.1%
Asset based lending and fund finance
Hg Genesis 8 Sumoco Limited(21)(27)(29)	Unsecured facility	SA +	6.00% PIK	8/2025	50,034	51,535	50,034	0.8%
Hg Genesis 9 SumoCo Limited(19)(27)(29)	Unsecured facility	E +	7.00% PIK	3/2027	50,295	50,471	50,295	0.8%
Hg Saturn Luchaco Limited(21)(27)(29)	Unsecured facility	SA +	7.50% PIK	3/2026	133,770	142,451	132,432	2.2%
					234,099	244,457	232,761	3.8%
Automotive
Spotless Brands, LLC(15)(27)	First lien senior secured loan	S +	6.50%	7/2028	48,242	47,395	47,759	0.8%
Spotless Brands, LLC(10)(23)(27)	First lien senior secured revolving loan	S +	6.50%	7/2028	—	(22)	(13)	—%
					48,242	47,373	47,746	0.8%

Blue Owl Capital Corporation
Consolidated Schedule of Investments
As of June 30, 2023
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(4)(8)(34)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(2)(3)	Fair Value	Percentage of Net Assets
Buildings and real estate
Associations, Inc.(15)(27)	First lien senior secured loan	S +	6.50% (2.50% PIK)	7/2027	361,279	358,879	358,569	6.0%
Associations, Inc.(10)(15)(24)(27)	First lien senior secured delayed draw term loan	S +	6.50% (2.50% PIK)	6/2024	32,242	31,851	31,870	0.5%
Associations, Inc.(10)(23)(27)	First lien senior secured revolving loan	S +	6.50%	7/2027	—	(220)	(247)	—%
REALPAGE, INC.(6)(14)(27)	Second lien senior secured loan	S +	6.50%	4/2029	34,500	34,092	33,319	0.6%
					428,021	424,602	423,511	7.1%
Business services
Access CIG, LLC(14)(27)	Second lien senior secured loan	S +	7.75%	2/2026	58,760	58,474	58,613	1.0%
CIBT Global, Inc.(15)(27)(30)	First lien senior secured loan	S +	5.25% (4.25% PIK)	5/2026	903	602	582	—%
CIBT Global, Inc.(15)(27)(30)	Second lien senior secured loan	S +	7.75% PIK	12/2026	63,678	26,732	6,049	0.1%
Denali BuyerCo, LLC (dba Summit Companies)(12)(27)	First lien senior secured loan	L +	5.75%	9/2028	53,019	52,402	52,753	0.9%
Denali BuyerCo, LLC (dba Summit Companies)(10)(23)(27)	First lien senior secured revolving loan	L +	5.75%	9/2027	—	(21)	(15)	—%
Diamondback Acquisition, Inc. (dba Sphera)(14)(27)	First lien senior secured loan	S +	5.50%	9/2028	4,088	4,023	4,027	0.1%
Diamondback Acquisition, Inc. (dba Sphera)(10)(23)(24)(27)	First lien senior secured delayed draw term loan	S +	5.50%	9/2023	—	(8)	(5)	—%
Entertainment Benefits Group, LLC(14)(27)	First lien senior secured loan	S +	4.75%	5/2028	858	851	858	—%
Entertainment Benefits Group, LLC(10)(14)(27)	First lien senior secured revolving loan	S +	4.75%	4/2027	22	21	22	—%
Fullsteam Operations, LLC(15)(27)	First lien senior secured loan	S +	7.50% (3.00% PIK)	10/2027	10,463	10,254	10,567	0.2%
Gainsight, Inc.(12)(27)	First lien senior secured loan	L +	6.75% PIK	7/2027	22,438	22,191	22,214	0.4%
Gainsight, Inc.(10)(14)(27)	First lien senior secured revolving loan	S +	6.75%	7/2027	2,398	2,358	2,364	—%
Hercules Borrower, LLC (dba The Vincit Group)(15)(27)	First lien senior secured loan	S +	6.25%	12/2026	175,992	174,313	175,992	3.0%
Hercules Borrower, LLC (dba The Vincit Group)(10)(15)(27)	First lien senior secured revolving loan	S +	6.25%	12/2026	2,231	2,050	2,231	—%
Hercules Buyer, LLC (dba The Vincit Group)(22)(27)(33)	Unsecured notes		0.48% PIK	12/2029	5,160	5,160	5,772	0.1%
Kaseya Inc.(14)(27)	First lien senior secured loan	S +	6.25% (2.50% PIK)	6/2029	18,732	18,398	18,685	0.3%
Kaseya Inc.(10)(14)(24)(27)	First lien senior secured delayed draw term loan	S +	6.25% (2.50% PIK)	6/2024	69	59	69	—%
Kaseya Inc.(10)(14)(27)	First lien senior secured revolving loan	S +	6.25% (2.50% PIK)	6/2029	283	264	281	—%

Blue Owl Capital Corporation
Consolidated Schedule of Investments
As of June 30, 2023
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(4)(8)(34)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(2)(3)	Fair Value	Percentage of Net Assets
KPSKY Acquisition, Inc. (dba BluSky)(15)(27)	First lien senior secured loan	S +	5.50%	10/2028	4,914	4,835	4,841	0.1%
Ping Identity Holding Corp.(14)(27)	First lien senior secured loan	S +	7.00%	10/2029	909	896	900	—%
Ping Identity Holding Corp.(10)(23)(27)	First lien senior secured revolving loan	S +	7.00%	10/2028	—	(1)	(1)	—%
					424,917	383,853	366,799	6.2%
Chemicals
Aruba Investments Holdings LLC (dba Angus Chemical Company)(11)(27)	Second lien senior secured loan	L +	7.75%	11/2028	10,000	9,889	8,800	0.1%
Douglas Products and Packaging Company LLC(15)(27)	First lien senior secured loan	S +	7.00%	6/2025	18,594	18,445	18,501	0.3%
Douglas Products and Packaging Company LLC(10)(17)(27)	First lien senior secured revolving loan	P +	6.00%	6/2025	245	226	232	—%
Gaylord Chemical Company, L.L.C.(15)(27)	First lien senior secured loan	S +	6.00%	3/2027	137,136	136,201	137,136	2.3%
Gaylord Chemical Company, L.L.C.(10)(23)(27)	First lien senior secured revolving loan	S +	6.00%	3/2026	—	(73)	—	—%
Velocity HoldCo III Inc. (dba VelocityEHS)(15)(27)	First lien senior secured loan	S +	5.75%	4/2027	21,881	21,541	21,881	0.4%
Velocity HoldCo III Inc. (dba VelocityEHS)(10)(14)(27)	First lien senior secured revolving loan	S +	5.75%	4/2026	893	876	893	—%
					188,749	187,105	187,443	3.1%
Consumer products
Conair Holdings LLC(12)(27)	Second lien senior secured loan	L +	7.50%	5/2029	187,500	186,373	176,250	3.0%
Feradyne Outdoors, LLC(15)(27)	First lien senior secured loan	S +	6.25%	5/2026	73,911	73,904	69,846	1.2%
Foundation Consumer Brands, LLC(15)(27)	First lien senior secured loan	S +	6.25%	2/2027	3,340	3,340	3,340	0.1%
Lignetics Investment Corp.(15)(27)	First lien senior secured loan	S +	6.00%	11/2027	34,814	34,480	34,379	0.6%
Lignetics Investment Corp.(10)(16)(27)	First lien senior secured revolving loan	S +	6.00%	10/2026	4,549	4,510	4,490	0.1%
SWK BUYER, Inc. (dba Stonewall Kitchen)(16)(27)	First lien senior secured loan	S +	5.25%	3/2029	747	734	717	—%
SWK BUYER, Inc. (dba Stonewall Kitchen)(10)(16)(27)	First lien senior secured revolving loan	S +	5.25%	3/2029	65	64	62	—%
WU Holdco, Inc. (dba Weiman Products, LLC)(15)(27)	First lien senior secured loan	S +	5.50%	3/2026	201,822	199,771	195,262	3.3%
WU Holdco, Inc. (dba Weiman Products, LLC)(10)(15)(27)	First lien senior secured revolving loan	S +	5.50%	3/2025	11,139	11,014	10,515	0.2%
					517,887	514,190	494,861	8.5%

Blue Owl Capital Corporation
Consolidated Schedule of Investments
As of June 30, 2023
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(4)(8)(34)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(2)(3)	Fair Value	Percentage of Net Assets
Containers and packaging
Ascend Buyer, LLC (dba PPC Flexible Packaging)(15)(27)	First lien senior secured loan	S +	6.40%	10/2028	5,470	5,426	5,470	0.1%
Ascend Buyer, LLC (dba PPC Flexible Packaging)(10)(23)(27)	First lien senior secured revolving loan	S +	6.40%	9/2027	—	(4)	—	—%
Fortis Solutions Group, LLC(15)(27)	First lien senior secured loan	S +	5.50%	10/2028	4,605	4,532	4,502	0.1%
Fortis Solutions Group, LLC(10)(15)(27)	First lien senior secured revolving loan	S +	5.50%	10/2027	62	55	51	—%
Indigo Buyer, Inc. (dba Inovar Packaging Group)(15)(27)	First lien senior secured loan	S +	6.25%	5/2028	893	884	893	—%
Indigo Buyer, Inc. (dba Inovar Packaging Group)(10)(15)(27)	First lien senior secured revolving loan	S +	6.25%	5/2028	17	16	17	—%
Pregis Topco LLC(11)(27)	Second lien senior secured loan	L +	7.02%	8/2029	160,000	157,836	159,329	2.7%
					171,047	168,745	170,262	2.9%
Distribution
ABB/Con-cise Optical Group LLC(15)(27)	First lien senior secured loan	S +	7.50%	2/2028	63,619	62,832	62,187	1.0%
Endries Acquisition, Inc.(14)(27)	First lien senior secured loan	S +	6.25%	12/2025	236,381	234,699	236,381	4.0%
BradyIFS Holdings, LLC (fka Individual Foodservice Holdings, LLC)(15)(27)	First lien senior secured loan	S +	6.25%	11/2025	132,753	131,540	132,753	2.2%
BradyIFS Holdings, LLC (fka Individual Foodservice Holdings, LLC)(10)(15)(27)	First lien senior secured revolving loan	S +	6.25%	11/2024	2,277	2,147	2,277	—%
Offen, Inc.(16)(27)	First lien senior secured loan	S +	5.00%	6/2026	18,668	18,582	18,668	0.3%
					453,698	449,800	452,266	7.5%
Education
Learning Care Group (US) No. 2 Inc.(6)(12)(27)	Second lien senior secured loan	L +	7.50%	3/2026	26,967	26,758	26,597	0.4%
Pluralsight, LLC(15)(27)	First lien senior secured loan	S +	8.00%	4/2027	99,450	98,724	97,958	1.6%
Pluralsight, LLC(10)(15)(27)	First lien senior secured revolving loan	S +	8.00%	4/2027	3,118	3,079	3,024	0.1%
					129,535	128,561	127,579	2.1%
Financial services
Adenza Group, Inc.(14)(27)	First lien senior secured loan	S +	5.75%	12/2027	199,718	198,035	199,718	3.4%
Adenza Group, Inc.(10)(23)(24)(27)	First lien senior secured delayed draw term loan	S +	5.75%	7/2023	—	(29)	—	—%
Adenza Group, Inc.(10)(23)(27)	First lien senior secured revolving loan	S +	5.75%	12/2025	—	(117)	—	—%
Blackhawk Network Holdings, Inc.(12)(27)	Second lien senior secured loan	L +	7.00%	6/2026	106,400	105,949	106,134	1.8%

Blue Owl Capital Corporation
Consolidated Schedule of Investments
As of June 30, 2023
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(4)(8)(34)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(2)(3)	Fair Value	Percentage of Net Assets
Blend Labs, Inc.(14)(27)	First lien senior secured loan	S +	7.50%	6/2026	67,500	66,423	65,813	1.1%
Blend Labs, Inc.(10)(23)(27)	First lien senior secured revolving loan	S +	7.50%	6/2026	—	(45)	(188)	—%
Muine Gall, LLC(9)(16)(27)(29)	First lien senior secured loan	S +	7.00% PIK	9/2026	132,312	133,131	131,319	2.2%
NMI Acquisitionco, Inc. (dba Network Merchants)(14)(27)	First lien senior secured loan	S +	5.75%	9/2025	24,916	24,820	24,730	0.4%
NMI Acquisitionco, Inc. (dba Network Merchants)(10)(14)(24)(27)	First lien senior secured delayed draw term loan	S +	5.75%	10/2023	5,893	5,829	5,849	0.1%
NMI Acquisitionco, Inc. (dba Network Merchants)(10)(23)(27)	First lien senior secured revolving loan	S +	5.75%	9/2025	—	(10)	(12)	—%
Smarsh Inc.(16)(27)	First lien senior secured loan	S +	6.50%	2/2029	762	755	758	—%
Smarsh Inc.(10)(16)(24)(27)	First lien senior secured delayed draw term loan	S +	6.50%	2/2024	95	94	94	—%
Smarsh Inc.(10)(27)	First lien senior secured revolving loan	S +	6.50%	2/2029	—	—	—	—%
					537,596	534,835	534,215	9.0%
Food and beverage
Balrog Acquisition, Inc. (dba Bakemark)(15)(27)	Second lien senior secured loan	S +	7.00%	9/2029	22,000	21,846	21,780	0.4%
BP Veraison Buyer, LLC (dba Sun World)(15)(27)	First lien senior secured loan	S +	5.50%	5/2027	68,335	67,745	67,993	1.1%
BP Veraison Buyer, LLC (dba Sun World)(10)(23)(27)	First lien senior secured revolving loan	S +	5.50%	5/2027	—	(70)	(44)	—%
H-Food Holdings, LLC(12)(27)	Second lien senior secured loan	L +	7.00%	3/2026	121,800	120,517	95,613	1.6%
Hissho Sushi Merger Sub LLC(15)(27)	First lien senior secured loan	S +	5.50%	5/2028	897	889	897	—%
Hissho Sushi Merger Sub LLC(10)(15)(27)	First lien senior secured revolving loan	S +	5.50%	5/2028	5	4	5	—%
Hometown Food Company(11)(27)	First lien senior secured loan	L +	5.00%	8/2023	12,064	12,055	12,064	0.2%
Hometown Food Company(10)(23)(27)	First lien senior secured revolving loan	L +	5.00%	8/2023	—	(3)	—	—%
Innovation Ventures HoldCo, LLC (dba 5 Hour Energy)(14)(27)	First lien senior secured loan	S +	6.25%	3/2027	125,000	123,173	122,814	2.1%
Nellson Nutraceutical, LLC(15)(27)	First lien senior secured loan	S +	5.75%	12/2025	25,884	25,715	25,689	0.4%
The Better Being Co., LLC (fka Nutraceutical International Corporation)(14)(27)	First lien senior secured loan	S +	7.50% (4.00% PIK)	9/2026	188,353	186,698	160,571	2.7%
The Better Being Co., LLC (fka Nutraceutical International Corporation)(14)(27)	First lien senior secured revolving loan	S +	7.50% (4.00% PIK)	9/2026	13,803	13,712	11,768	0.2%

Blue Owl Capital Corporation
Consolidated Schedule of Investments
As of June 30, 2023
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(4)(8)(34)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(2)(3)	Fair Value	Percentage of Net Assets
Ole Smoky Distillery, LLC(14)(27)	First lien senior secured loan	S +	5.00%	3/2028	873	858	860	—%
Ole Smoky Distillery, LLC(10)(23)(27)	First lien senior secured revolving loan	S +	5.00%	3/2028	—	(2)	(2)	—%
Recipe Acquisition Corp. (dba Roland Corporation)(15)	Second lien senior secured loan	S +	9.00%	12/2023	32,000	31,980	31,760	0.5%
Sara Lee Frozen Bakery, LLC (fka KSLB Holdings, LLC)(15)(27)	First lien senior secured loan	S +	4.50%	7/2025	43,182	42,892	40,915	0.7%
Sara Lee Frozen Bakery, LLC (fka KSLB Holdings, LLC)(10)(15)(27)	First lien senior secured revolving loan	S +	4.50%	7/2025	6,300	6,297	5,828	0.1%
Shearer's Foods, LLC(14)(27)	Second lien senior secured loan	S +	7.75%	9/2028	86,400	85,785	86,400	1.5%
Tall Tree Foods, Inc.(15)(30)	First lien senior secured loan	S +	9.25% PIK	12/2023	63,065	59,541	54,867	0.9%
Tall Tree Foods, Inc.(10)(15)(30)	First lien senior secured delayed draw term loan	S +	9.25% PIK	12/2023	4,615	3,017	4,015	0.1%
Ultimate Baked Goods Midco, LLC(14)(27)	First lien senior secured loan	S +	6.25%	8/2027	80,823	79,328	79,813	1.3%
Ultimate Baked Goods Midco, LLC(10)(23)(27)	First lien senior secured revolving loan	S +	6.25%	8/2027	—	(171)	(124)	—%
					895,399	881,806	823,482	13.8%
Healthcare equipment and services
Confluent Medical Technologies, Inc.(15)(27)	Second lien senior secured loan	S +	6.50%	2/2030	1,000	983	983	—%
CSC MKG Topco LLC (dba Medical Knowledge Group)(14)(27)	First lien senior secured loan	S +	5.75%	2/2029	1,268	1,247	1,249	—%
Medline Borrower, LP(10)(23)(27)	First lien senior secured revolving loan	S +	3.25%	10/2026	—	(107)	(198)	—%
Nelipak Holding Company(15)(27)	First lien senior secured loan	S +	4.25%	7/2026	2,274	2,252	2,274	—%
Nelipak Holding Company(15)(27)	Second lien USD senior secured loan	S +	8.25%	7/2027	67,006	66,404	67,006	1.1%
Nelipak Holding Company(10)(14)(27)	First lien senior secured USD revolving loan	S +	4.25%	7/2024	1,206	1,176	1,206	—%
Nelipak Holding Company(10)(18)(27)	First lien senior secured EUR revolving loan	E +	4.50%	7/2024	1,754	1,610	1,754	—%
Nelipak Holding Company(19)(27)	Second lien EUR senior secured loan	E +	8.50%	7/2027	65,569	66,659	65,242	1.1%
Packaging Coordinators Midco, Inc.(12)(27)	Second lien senior secured loan	L +	7.00%	12/2029	196,044	192,972	189,182	3.2%

Blue Owl Capital Corporation
Consolidated Schedule of Investments
As of June 30, 2023
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(4)(8)(34)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(2)(3)	Fair Value	Percentage of Net Assets
Patriot Acquisition TopCo S.A.R.L (dba Corza Health, Inc.) (15)(27)(29)	First lien senior secured loan	S +	6.75%	1/2028	134,683	133,087	133,000	2.2%
Patriot Acquisition TopCo S.A.R.L (dba Corza Health, Inc.) (10)(23)(27)(29)	First lien senior secured revolving loan	S +	6.75%	1/2026	—	(145)	(169)	—%
PerkinElmer U.S. LLC(15)(27)	First lien senior secured loan	S +	6.75%	3/2029	913	897	897	—%
Rhea Parent, Inc.(15)(27)	First lien senior secured loan	S +	5.75%	2/2029	766	753	758	—%
					472,483	467,788	463,184	7.6%
Healthcare providers and services
Covetrus Inc.(15)(27)	Second lien senior secured loan	S +	9.25%	10/2030	5,000	4,903	4,838	0.1%
Diagnostic Services Holdings, Inc. (dba Rayus Radiology)(14)(27)	First lien senior secured loan	S +	5.50%	3/2025	996	996	989	—%
Engage Debtco Limited(15)(27)(29)	First lien senior secured loan	S +	5.90%	7/2029	1,000	978	983	—%
National Dentex Labs LLC (fka Barracuda Dental LLC)(15)(27)	First lien senior secured loan	S +	8.00% (3.00% PIK)	4/2026	107,108	106,237	104,431	1.8%
National Dentex Labs LLC (fka Barracuda Dental LLC)(10)(15)(27)	First lien senior secured revolving loan	S +	7.00%	4/2026	7,493	7,378	7,258	0.1%
Natural Partners, LLC(15)(27)(29)	First lien senior secured loan	S +	6.00%	11/2027	920	905	910	—%
Natural Partners, LLC(10)(23)(27)(29)	First lien senior secured revolving loan	S +	6.00%	11/2027	—	(1)	(1)	—%
OB Hospitalist Group, Inc.(14)(27)	First lien senior secured loan	S +	5.50%	9/2027	94,309	92,887	92,659	1.6%
OB Hospitalist Group, Inc.(10)(15)(27)	First lien senior secured revolving loan	S +	5.50%	9/2027	6,665	6,451	6,400	0.1%
Ex Vivo Parent Inc. (dba OB Hospitalist)(12)(27)	First lien senior secured loan	L +	9.75% PIK	9/2028	62,013	61,065	60,462	1.0%
Pacific BidCo Inc.(15)(27)(29)	First lien senior secured loan	S +	5.75%	8/2029	30,924	30,224	30,460	0.5%
Pacific BidCo Inc.(10)(23)(24)(27)(29)	First lien senior secured delayed draw term loan	S +	5.75%	8/2025	—	(37)	(9)	—%
Phoenix Newco, Inc. (dba Parexel)(14)(27)	Second lien senior secured loan	S +	6.50%	11/2029	190,000	188,388	188,575	3.2%
Plasma Buyer LLC (dba PathGroup)(15)(27)	First lien senior secured loan	S +	5.75%	5/2029	676	664	659	—%
Plasma Buyer LLC (dba PathGroup)(10)(23)(24)(27)	First lien senior secured delayed draw term loan	S +	5.75%	5/2024	—	(1)	(3)	—%
Plasma Buyer LLC (dba PathGroup)(10)(23)(27)	First lien senior secured revolving loan	S +	5.75%	5/2028	—	(1)	(2)	—%
PPV Intermediate Holdings, LLC(15)(27)	First lien senior secured loan	S +	5.75%	8/2029	933	916	921	—%
PPV Intermediate Holdings, LLC(10)(23)(27)	First lien senior secured revolving loan	S +	5.75%	8/2029	—	(1)	(1)	—%
Premier Imaging, LLC (dba LucidHealth)(14)(27)	First lien senior secured loan	S +	6.00%	1/2025	42,823	42,570	42,395	0.7%

Blue Owl Capital Corporation
Consolidated Schedule of Investments
As of June 30, 2023
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(4)(8)(34)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(2)(3)	Fair Value	Percentage of Net Assets
Quva Pharma, Inc.(14)(27)	First lien senior secured loan	S +	5.50%	4/2028	39,300	38,427	38,711	0.7%
Quva Pharma, Inc.(10)(14)(27)	First lien senior secured revolving loan	S +	5.50%	4/2026	1,840	1,773	1,780	—%
Tivity Health, Inc.(15)(27)	First lien senior secured loan	S +	6.00%	6/2029	993	970	985	—%
Unified Women's Healthcare, LP(14)(27)	First lien senior secured loan	S +	5.25%	6/2029	903	897	903	—%
Unified Women's Healthcare, LP(10)(24)(27)	First lien senior secured delayed draw term loan	S +	5.25%	6/2024	—	—	—	—%
Unified Women's Healthcare, LP(10)(23)(27)	First lien senior secured revolving loan	S +	5.25%	6/2029	—	(1)	—	—%
Vermont Aus Pty Ltd(15)(27)(29)	First lien senior secured loan	S +	5.50%	3/2028	988	967	973	—%
					594,884	587,554	585,276	9.8%
Healthcare technology
BCPE Osprey Buyer, Inc. (dba PartsSource)(12)(27)	First lien senior secured loan	L +	5.75%	8/2028	112,341	110,929	110,375	1.9%
BCPE Osprey Buyer, Inc. (dba PartsSource)(10)(23)(24)(27)	First lien senior secured delayed draw term loan	L +	5.75%	8/2023	—	(209)	(175)	—%
BCPE Osprey Buyer, Inc. (dba PartsSource)(10)(12)(27)	First lien senior secured revolving loan	L +	5.75%	8/2026	4,479	4,350	4,271	0.1%
GI Ranger Intermediate, LLC (dba Rectangle Health)(15)(27)	First lien senior secured loan	S +	5.75%	10/2028	4,562	4,489	4,482	0.1%
GI Ranger Intermediate, LLC (dba Rectangle Health)(10)(15)(27)	First lien senior secured revolving loan	S +	5.75%	10/2027	147	142	141	—%
Imprivata, Inc.(14)(27)	Second lien senior secured loan	S +	6.25%	12/2028	882	874	869	—%
Ocala Bidco, Inc.(12)(27)	First lien senior secured loan	L +	6.25% (2.75% PIK)	11/2028	185,272	181,668	182,030	3.1%
Ocala Bidco, Inc.(10)(23)(24)(27)	First lien senior secured delayed draw term loan	L +	5.75%	5/2024	—	(183)	(95)	—%
Ocala Bidco, Inc.(15)(27)	Second lien senior secured loan	S +	10.50% PIK	11/2033	103,250	101,661	102,217	1.7%
Intelerad Medical Systems Incorporated (fka 11849573 Canada Inc.)(15)(27)(29)	First lien senior secured loan	S +	6.50%	8/2026	117,198	116,316	115,733	1.9%
Intelerad Medical Systems Incorporated (fka 11849573 Canada Inc.)(10)(15)(27)(29)	First lien senior secured revolving loan	S +	6.50%	8/2026	3,569	3,491	3,468	0.1%
Interoperability Bidco, Inc. (dba Lyniate)(15)(27)	First lien senior secured loan	S +	7.00%	12/2026	66,120	65,795	65,459	1.1%
Interoperability Bidco, Inc. (dba Lyniate)(10)(15)(27)	First lien senior secured revolving loan	S +	7.00%	12/2024	1,580	1,542	1,527	—%
					599,400	590,865	590,302	10.0%

Blue Owl Capital Corporation
Consolidated Schedule of Investments
As of June 30, 2023
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(4)(8)(34)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(2)(3)	Fair Value	Percentage of Net Assets
Household products
Aptive Environmental, LLC(22)(27)	First lien senior secured loan		12.00% (6.00% PIK)	1/2026	12,601	10,903	11,877	0.2%
HGH Purchaser, Inc. (dba Horizon Services)(15)(27)	First lien senior secured loan	S +	6.50%	11/2025	188,658	187,354	187,715	3.2%
HGH Purchaser, Inc. (dba Horizon Services)(10)(15)(27)	First lien senior secured revolving loan	S +	6.50%	11/2025	16,383	16,282	16,300	0.3%
Mario Purchaser, LLC (dba Len the Plumber)(14)(27)	First lien senior secured loan	S +	5.75%	4/2029	12,976	12,750	12,911	0.2%
Mario Purchaser, LLC (dba Len the Plumber)(10)(14)(24)(27)	First lien senior secured delayed draw term loan	S +	5.75%	4/2024	3,158	3,072	3,143	0.1%
Mario Purchaser, LLC (dba Len the Plumber)(10)(23)(27)	First lien senior secured revolving loan	S +	5.75%	4/2028	—	(22)	(7)	—%
Mario Midco Holdings, Inc. (dba Len the Plumber)(14)(27)	Unsecured facility	S +	10.75% PIK	4/2032	4,414	4,308	4,380	0.1%
SimpliSafe Holding Corporation(14)(27)	First lien senior secured loan	S +	6.25%	5/2028	6,111	6,007	6,065	0.1%
SimpliSafe Holding Corporation(10)(23)(24)(27)	First lien senior secured delayed draw term loan	S +	6.25%	5/2024	—	(6)	—	—%
					244,301	240,648	242,384	4.2%
Human resource support services
Cornerstone OnDemand, Inc.(15)(27)	Second lien senior secured loan	S +	6.50%	10/2029	115,833	114,374	108,883	1.8%
IG Investments Holdings, LLC (dba Insight Global)(15)(27)	First lien senior secured loan	S +	6.00%	9/2028	50,133	49,335	49,757	0.8%
IG Investments Holdings, LLC (dba Insight Global)(10)(23)(27)	First lien senior secured revolving loan	S +	6.00%	9/2027	—	(56)	(30)	—%
					165,966	163,653	158,610	2.6%
Infrastructure and environmental services
GI Apple Midco LLC (dba Atlas Technical Consultants)(14)(27)	First lien senior secured loan	S +	6.75%	4/2030	730	716	715	—%
GI Apple Midco LLC (dba Atlas Technical Consultants)(10)(23)(24)(27)	First lien senior secured delayed draw term loan	S +	6.75%	4/2025	—	(1)	(1)	—%
GI Apple Midco LLC (dba Atlas Technical Consultants)(10)(14)(27)	First lien senior secured revolving loan	S +	6.75%	4/2029	32	30	29	—%
LineStar Integrity Services LLC(16)(27)	First lien senior secured loan	S +	7.25%	2/2026	52,162	52,279	49,814	0.8%
Tamarack Intermediate, L.L.C. (dba Verisk 3E)(15)(27)	First lien senior secured loan	S +	5.25%	3/2028	851	837	840	—%
Tamarack Intermediate, L.L.C. (dba Verisk 3E)(10)(15)(27)	First lien senior secured revolving loan	S +	5.25%	3/2028	23	21	21	—%
					53,798	53,882	51,418	0.8%

Blue Owl Capital Corporation
Consolidated Schedule of Investments
As of June 30, 2023
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(4)(8)(34)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(2)(3)	Fair Value	Percentage of Net Assets
Insurance
Alera Group, Inc.(14)(27)	First lien senior secured loan	S +	6.00%	10/2028	34,638	34,024	34,638	0.6%
AmeriLife Holdings LLC(16)(27)	First lien senior secured loan	S +	5.75%	8/2029	724	710	716	—%
AmeriLife Holdings LLC(10)(16)(24)(27)	First lien senior secured delayed draw term loan	S +	5.75%	9/2024	121	118	119	—%
AmeriLife Holdings LLC(10)(16)(27)	First lien senior secured revolving loan	S +	5.75%	8/2028	15	14	14	—%
Ardonagh Midco 3 PLC(16)(27)(29)	First lien senior secured USD term loan	S +	6.00%	7/2026	26,784	26,431	26,650	0.4%
Ardonagh Midco 3 PLC(20)(27)(29)	First lien senior secured EUR term loan	E +	7.25%	7/2026	9,966	10,078	9,966	0.2%
Ardonagh Midco 3 PLC(21)(27)(29)	First lien senior secured GBP term loan	SA +	7.25%	7/2026	110,173	107,434	110,173	1.9%
Ardonagh Midco 3 PLC(20)(27)(29)	First lien senior secured GBP delayed draw term loan	E +	5.75%	7/2026	10,361	11,024	10,309	0.2%
Ardonagh Midco 2 PLC(6)(22)(27)(29)	Unsecured notes		11.50%	1/2027	11,912	11,854	10,970	0.2%
Brightway Holdings, LLC(15)(27)	First lien senior secured loan	S +	6.50%	12/2027	26,507	26,245	25,976	0.4%
Brightway Holdings, LLC(10)(15)(27)	First lien senior secured revolving loan	S +	6.50%	12/2027	1,579	1,550	1,516	—%
Evolution BuyerCo, Inc. (dba SIAA)(15)(27)	First lien senior secured loan	S +	6.25%	4/2028	140,997	139,495	139,588	2.3%
Evolution BuyerCo, Inc. (dba SIAA)(10)(23)(27)	First lien senior secured revolving loan	S +	6.25%	4/2027	—	(97)	(107)	—%
Integrity Marketing Acquisition, LLC(15)(27)	First lien senior secured loan	S +	5.80%	8/2025	215,526	214,067	215,526	3.6%
Integrity Marketing Acquisition, LLC(10)(23)(27)	First lien senior secured revolving loan	S +	5.75%	8/2025	—	(80)	—	—%
Norvax, LLC (dba GoHealth)(14)(27)	First lien senior secured loan	S +	7.50%	9/2025	74,319	72,949	73,390	1.2%
Norvax, LLC (dba GoHealth)(10)(23)(27)	First lien senior secured revolving loan	S +	6.50%	9/2024	—	(44)	(153)	—%
Peter C. Foy & Associates Insurance Services, LLC (dba PCF Insurance Services)(14)(27)	First lien senior secured loan	S +	6.00%	11/2028	134,225	133,143	134,225	2.3%
Peter C. Foy & Associates Insurance Services, LLC (dba PCF Insurance Services)(10)(23)(27)	First lien senior secured revolving loan	S +	6.00%	11/2027	—	(45)	—	—%
PCF Midco II, LLC (dba PCF Insurance Services)(22)(27)	First lien senior secured loan		9.00% PIK	10/2031	137,884	127,785	126,508	2.1%

Blue Owl Capital Corporation
Consolidated Schedule of Investments
As of June 30, 2023
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(4)(8)(34)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(2)(3)	Fair Value	Percentage of Net Assets
Summit Acquisition Inc. (dba K2 Insurance Services)(15)(27)	First lien senior secured loan	S +	6.75%	5/2030	733	712	711	—%
Summit Acquisition Inc. (dba K2 Insurance Services)(10)(23)(24)(27)	First lien senior secured delayed draw term loan	S +	6.75%	11/2024	—	(3)	(3)	—%
Summit Acquisition Inc. (dba K2 Insurance Services)(10)(23)(27)	First lien senior secured revolving loan	S +	6.75%	5/2029	—	(3)	(3)	—%
Tempo Buyer Corp. (dba Global Claims Services)(15)(27)	First lien senior secured loan	S +	5.50%	8/2028	1,072	1,055	1,056	—%
Tempo Buyer Corp. (dba Global Claims Services)(10)(23)(24)(27)	First lien senior secured delayed draw term loan	S +	5.50%	8/2023	—	(2)	(2)	—%
Tempo Buyer Corp. (dba Global Claims Services)(10)(17)(27)	First lien senior secured revolving loan	P +	4.25%	8/2027	58	56	56	—%
THG Acquisition, LLC (dba Hilb)(14)(27)	First lien senior secured loan	S +	5.75%	12/2026	74,359	73,342	73,615	1.2%
THG Acquisition, LLC (dba Hilb)(10)(14)(27)	First lien senior secured revolving loan	S +	5.75%	12/2025	1,913	1,820	1,827	—%
USRP Holdings, Inc. (dba U.S. Retirement and Benefits Partners)(15)(27)	First lien senior secured loan	S +	5.75%	7/2027	38,500	37,938	38,115	0.6%
USRP Holdings, Inc. (dba U.S. Retirement and Benefits Partners)(10)(23)(27)	First lien senior secured revolving loan	S +	5.75%	7/2027	—	(58)	(42)	—%
KUSRP Intermediate, Inc. (dba U.S. Retirement and Benefits Partners)(14)(27)	First lien senior secured loan	S +	10.50% PIK	7/2030	33,150	32,746	32,984	0.6%
					1,085,516	1,064,258	1,068,338	17.8%
Internet software and services
3ES Innovation Inc. (dba Aucerna)(15)(27)(29)	First lien senior secured loan	S +	6.50%	5/2025	60,323	60,008	60,323	1.0%
3ES Innovation Inc. (dba Aucerna)(10)(14)(27)(29)	First lien senior secured revolving loan	S +	6.50%	5/2025	1,700	1,685	1,700	—%
Accela, Inc.(14)	First lien senior secured loan	S +	7.50% (4.25% PIK)	9/2024	28,205	28,097	28,064	0.5%
Accela, Inc.(10)(23)	First lien senior secured revolving loan	S +	7.50%	9/2024	—	—	(15)	—%
Anaplan, Inc.(14)(27)	First lien senior secured loan	S +	6.50%	6/2029	135,082	133,877	135,082	2.3%
Anaplan, Inc.(10)(23)(27)	First lien senior secured revolving loan	S +	6.50%	6/2028	—	(81)	—	—%
Apptio, Inc.(12)(27)	First lien senior secured loan	L +	5.00%	1/2025	50,916	50,521	50,916	0.9%
Apptio, Inc.(10)(12)(27)	First lien senior secured revolving loan	L +	5.00%	1/2025	834	819	834	—%
Armstrong Bidco Limited (dba The Access Group)(21)(27)(29)	First lien senior secured loan	SA +	5.25%	6/2029	2,473	2,340	2,454	—%
Armstrong Bidco Limited (dba The Access Group)(10)(21)(24)(27)(29)	First lien senior secured delayed draw term loan	SA +	5.25%	6/2025	1,133	1,072	1,125	—%

Blue Owl Capital Corporation
Consolidated Schedule of Investments
As of June 30, 2023
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(4)(8)(34)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(2)(3)	Fair Value	Percentage of Net Assets
Bayshore Intermediate #2, L.P. (dba Boomi)(15)(27)	First lien senior secured loan	S +	7.50% PIK	10/2028	99,015	97,501	97,530	1.6%
Bayshore Intermediate #2, L.P. (dba Boomi)(10)(15)(27)	First lien senior secured revolving loan	S +	6.50%	10/2027	1,384	1,274	1,280	—%
BCPE Nucleon (DE) SPV, LP(13)(27)(29)	First lien senior secured loan	L +	7.00%	9/2026	189,778	188,005	189,778	3.2%
BCTO BSI Buyer, Inc. (dba Buildertrend)(15)(27)	First lien senior secured loan	S +	8.00% PIK	12/2026	55,101	54,723	55,101	0.9%
BCTO BSI Buyer, Inc. (dba Buildertrend)(10)(23)(27)	First lien senior secured revolving loan	S +	7.00%	12/2026	—	(74)	—	—%
Catalis Intermediate, Inc. (fka GovBrands Intermediate, Inc.)(15)(27)	First lien senior secured loan	S +	5.50%	8/2027	10,498	10,306	9,868	0.2%
Catalis Intermediate, Inc. (fka GovBrands Intermediate, Inc.)(10)(15)(24)(27)	First lien senior secured delayed draw term loan	S +	5.50%	8/2023	2,362	2,311	2,168	—%
Catalis Intermediate, Inc. (fka GovBrands Intermediate, Inc.)(10)(14)(27)	First lien senior secured revolving loan	S +	5.50%	8/2027	714	700	666	—%
Centrify Corporation(15)(27)	First lien senior secured loan	S +	5.75%	3/2028	65,892	64,689	65,399	1.1%
Centrify Corporation(10)(23)(27)	First lien senior secured revolving loan	S +	5.75%	3/2027	—	(123)	(51)	—%
CivicPlus, LLC(12)(27)	First lien senior secured loan	L +	6.75% (2.50% PIK)	8/2027	35,133	34,861	35,133	0.6%
CivicPlus, LLC(10)(11)(27)	First lien senior secured revolving loan	L +	6.00%	8/2027	486	466	486	—%
CP PIK DEBT ISSUER, LLC (dba CivicPlus, LLC)(16)(27)	Unsecured notes	S +	11.75% PIK	6/2034	19,587	19,126	19,489	0.3%
Coupa Holdings, LLC(14)(27)	First lien senior secured loan	S +	7.50%	2/2030	785	766	766	—%
Coupa Holdings, LLC(10)(23)(24)(27)	First lien senior secured delayed draw term loan	S +	7.50%	8/2024	—	(1)	(1)	—%
Coupa Holdings, LLC(10)(23)(27)	First lien senior secured revolving loan	S +	7.50%	2/2029	—	(1)	(1)	—%
Delta TopCo, Inc. (dba Infoblox, Inc.)(16)(27)	Second lien senior secured loan	S +	7.25%	12/2028	15,000	14,945	14,550	0.2%
EET Buyer, Inc. (dba e-Emphasys)(15)(27)	First lien senior secured loan	S +	6.50%	11/2027	4,489	4,454	4,489	0.1%
EET Buyer, Inc. (dba e-Emphasys)(10)(23)(27)	First lien senior secured revolving loan	S +	6.50%	11/2027	—	(3)	—	—%
Forescout Technologies, Inc.(12)(27)	First lien senior secured loan	L +	9.35% PIK	8/2026	108,635	107,801	109,178	1.8%
Forescout Technologies, Inc.(10)(23)(24)(27)	First lien senior secured delayed draw term loan	L +	9.00%	7/2024	—	(185)	—	—%
Forescout Technologies, Inc.(10)(23)(27)	First lien senior secured revolving loan	L +	8.50%	8/2025	—	(40)	—	—%

Blue Owl Capital Corporation
Consolidated Schedule of Investments
As of June 30, 2023
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(4)(8)(34)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(2)(3)	Fair Value	Percentage of Net Assets
Genesis Acquisition Co. (dba Procare Software)(15)(27)	First lien senior secured loan	S +	5.00%	7/2025	17,848	17,776	17,804	0.3%
Genesis Acquisition Co. (dba Procare Software)(15)(27)	First lien senior secured revolving loan	S +	5.00%	7/2025	2,637	2,627	2,630	—%
Granicus, Inc.(15)(27)	First lien senior secured loan	S +	5.50%	1/2027	15,890	15,646	15,612	0.3%
Granicus, Inc.(10)(15)(27)	First lien senior secured revolving loan	S +	6.50%	1/2027	368	351	347	—%
H&F Opportunities LUX III S.À R.L (dba Checkmarx)(14)(27)(29)	First lien senior secured loan	S +	7.50%	4/2026	51,567	50,744	51,567	0.9%
H&F Opportunities LUX III S.À R.L (dba Checkmarx)(10)(23)(27)(29)	First lien senior secured revolving loan	S +	7.50%	4/2026	—	(227)	—	—%
Hyland Software, Inc.(6)(11)(27)	Second lien senior secured loan	L +	6.25%	7/2025	15,482	15,474	14,824	0.2%
Litera Bidco LLC(14)(27)	First lien senior secured loan	S +	5.25%	5/2026	147,916	146,794	147,756	2.5%
Litera Bidco LLC(10)(23)(27)	First lien senior secured revolving loan	S +	5.25%	5/2026	—	(25)	(14)	—%
MessageBird BidCo B.V.(11)(27)(29)	First lien senior secured loan	L +	6.75%	5/2027	44,917	44,221	44,468	0.7%
MINDBODY, Inc.(11)(27)	First lien senior secured loan	L +	7.00%	2/2025	67,637	67,387	67,298	1.1%
MINDBODY, Inc.(10)(23)(27)	First lien senior secured revolving loan	L +	7.00%	2/2025	—	(16)	(30)	—%
Ministry Brands Holdings, LLC(14)(27)	First lien senior secured loan	S +	5.50%	12/2028	697	686	683	—%
Ministry Brands Holdings, LLC(10)(14)(24)(27)	First lien senior secured delayed draw term loan	S +	5.50%	12/2023	28	26	26	—%
Ministry Brands Holdings, LLC(10)(15)(27)	First lien senior secured revolving loan	S +	5.50%	12/2027	25	24	24	—%
Proofpoint, Inc.(14)(27)	Second lien senior secured loan	S +	6.25%	8/2029	19,600	19,519	18,963	0.3%
QAD, Inc.(14)(27)	First lien senior secured loan	S +	5.38%	11/2027	26,239	25,835	25,714	0.4%
QAD, Inc.(10)(23)(27)	First lien senior secured revolving loan	S +	5.38%	11/2027	—	(50)	(69)	—%
SailPoint Technologies Holdings, Inc.(14)(27)	First lien senior secured loan	S +	6.25%	8/2029	45,640	44,763	45,070	0.8%
SailPoint Technologies Holdings, Inc.(10)(23)(27)	First lien senior secured revolving loan	S +	6.25%	8/2028	—	(74)	(54)	—%
Securonix, Inc.(15)(27)	First lien senior secured loan	S +	6.50%	4/2028	847	840	818	—%
Securonix, Inc.(10)(23)(27)	First lien senior secured revolving loan	S +	6.50%	4/2028	—	(1)	(5)	—%

Blue Owl Capital Corporation
Consolidated Schedule of Investments
As of June 30, 2023
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(4)(8)(34)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(2)(3)	Fair Value	Percentage of Net Assets
Tahoe Finco, LLC(11)(27)(29)	First lien senior secured loan	L +	6.00%	9/2028	123,256	122,270	122,023	2.1%
Tahoe Finco, LLC(10)(23)(27)(29)	First lien senior secured revolving loan	L +	6.00%	10/2027	—	(66)	(92)	—%
Thunder Purchaser, Inc. (dba Vector Solutions)(15)(27)	First lien senior secured loan	S +	5.75%	6/2028	63,825	63,339	63,347	1.1%
Thunder Purchaser, Inc. (dba Vector Solutions)(10)(15)(24)(27)	First lien senior secured delayed draw term loan	S +	5.75%	8/2023	3,908	3,875	3,879	0.1%
Thunder Purchaser, Inc. (dba Vector Solutions)(10)(15)(27)	First lien senior secured revolving loan	S +	5.75%	6/2027	3,235	3,209	3,206	0.1%
When I Work, Inc.(12)(27)	First lien senior secured loan	L +	7.00% PIK	11/2027	5,384	5,346	5,290	0.1%
When I Work, Inc.(10)(23)(27)	First lien senior secured revolving loan	L +	6.00%	11/2027	—	(7)	(16)	—%
Zendesk, Inc.(15)(27)	First lien senior secured loan	S +	7.00% (3.50% PIK)	11/2028	70,017	68,737	68,791	1.2%
Zendesk, Inc.(10)(23)(24)(27)	First lien senior secured delayed draw term loan	S +	6.50%	11/2024	—	(578)	(130)	—%
Zendesk, Inc.(10)(23)(27)	First lien senior secured revolving loan	S +	6.50%	11/2028	—	(128)	(125)	—%
					1,616,488	1,598,156	1,605,916	26.9%
Leisure and entertainment
Troon Golf, L.L.C.(15)(27)	First lien senior secured loan	S +	5.75%	8/2027	238,919	238,043	237,724	4.0%
Troon Golf, L.L.C.(10)(23)(27)	First lien senior secured revolving loan	S +	5.75%	8/2026	—	(67)	(108)	—%
					238,919	237,976	237,616	4.0%
Manufacturing
BCPE Watson (DE) ORML, LP(9)(16)(27)(29)	First lien senior secured loan	S +	6.50%	7/2028	15,000	14,869	14,925	0.3%
Gloves Buyer, Inc. (dba Protective Industrial Products)(14)(27)	Second lien senior secured loan	S +	8.25%	12/2028	29,250	28,687	28,811	0.5%
Helix Acquisition Holdings, Inc. (dba MW Industries)(15)(27)	First lien senior secured loan	S +	7.00%	3/2030	1,000	971	973	—%
Ideal Tridon Holdings, Inc.(16)(27)	First lien senior secured loan	S +	6.75%	4/2028	27,370	26,579	26,549	0.4%
Ideal Tridon Holdings, Inc.(10)(14)(27)	First lien senior secured revolving loan	S +	6.75%	4/2028	732	659	655	—%
MHE Intermediate Holdings, LLC (dba OnPoint Group)(15)(27)	First lien senior secured loan	S +	6.00%	7/2027	180,855	179,538	179,950	3.0%
MHE Intermediate Holdings, LLC (dba OnPoint Group)(10)(15)(27)	First lien senior secured revolving loan	S +	6.00%	7/2027	4,039	3,934	3,962	0.1%
PHM Netherlands Midco B.V. (dba Loparex)(12)(27)	First lien senior secured loan	L +	4.50%	7/2026	774	740	741	—%
PHM Netherlands Midco B.V. (dba Loparex)(12)(27)	Second lien senior secured loan	L +	8.75%	7/2027	112,000	107,171	108,640	1.8%

Blue Owl Capital Corporation
Consolidated Schedule of Investments
As of June 30, 2023
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(4)(8)(34)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(2)(3)	Fair Value	Percentage of Net Assets
Safety Products/JHC Acquisition Corp. (dba Justrite Safety Group)(6)(14)(27)	First lien senior secured loan	S +	4.50%	6/2026	13,709	13,644	12,925	0.2%
Sonny's Enterprises, LLC(15)(27)	First lien senior secured loan	S +	6.75%	8/2028	228,739	226,253	225,308	3.8%
Sonny's Enterprises, LLC(10)(23)(24)(27)	First lien senior secured delayed draw term loan	S +	6.75%	11/2024	—	(15)	(15)	—%
Sonny's Enterprises, LLC(10)(23)(27)	First lien senior secured revolving loan	S +	6.75%	8/2027	—	(162)	(270)	—%
					613,468	602,868	603,154	10.1%
Oil and gas
Project Power Buyer, LLC (dba PEC-Veriforce)(15)(27)	First lien senior secured loan	S +	7.00%	5/2026	44,403	44,109	43,959	0.7%
Project Power Buyer, LLC (dba PEC-Veriforce)(10)(23)(27)	First lien senior secured revolving loan	S +	7.00%	5/2025	—	(12)	(32)	—%
					44,403	44,097	43,927	0.7%
Professional services
AmSpec Group, Inc. (fka AmSpec Services Inc.)(13)(27)	First lien senior secured loan	L +	5.75%	7/2024	108,556	108,153	108,556	1.8%
AmSpec Group, Inc. (fka AmSpec Services Inc.)(10)(17)(27)	First lien senior secured revolving loan	P +	3.75%	7/2024	7,428	7,385	7,428	0.1%
Apex Group Treasury LLC(12)(27)(29)	Second lien senior secured loan	L +	6.75%	7/2029	44,147	43,535	43,375	0.7%
Apex Service Partners, LLC(15)(27)	First lien senior secured loan	S +	5.50%	7/2025	989	979	987	—%
Apex Service Partners, LLC(10)(27)	First lien senior secured revolving loan	S +	5.25%	7/2025	—	—	—	—%
Apex Service Partners Intermediate 2, LLC(22)(27)	First lien senior secured loan		12.50% PIK	7/2027	53,329	52,312	52,663	0.9%
Gerson Lehrman Group, Inc.(15)(27)	First lien senior secured loan	S +	5.25%	12/2024	120,990	120,659	120,990	2.0%
Gerson Lehrman Group, Inc.(10)(14)(27)	First lien senior secured revolving loan	S +	5.25%	12/2024	10,782	10,730	10,782	0.2%
Guidehouse Inc.(14)(27)	First lien senior secured loan	S +	6.25%	10/2028	4,579	4,543	4,557	0.1%
Relativity ODA LLC(14)(27)	First lien senior secured loan	S +	6.50%	5/2027	85,834	85,059	85,834	1.4%
Relativity ODA LLC(10)(23)(27)	First lien senior secured revolving loan	S +	6.50%	5/2027	—	(71)	—	—%
Sensor Technology Topco, Inc. (dba Humanetics)(15)(27)	First lien senior secured loan	S +	6.50%	5/2026	63,708	63,247	63,230	1.1%
Sensor Technology Topco, Inc. (dba Humanetics)(19)(27)	First lien senior secured EUR term loan	E +	6.75%	5/2026	12,512	12,368	12,418	0.2%
Sensor Technology Topco, Inc. (dba Humanetics)(10)(19)(27)	First lien senior secured revolving loan	E +	6.75%	5/2026	1,152	1,112	1,110	—%
					514,006	510,011	511,930	8.5%

Blue Owl Capital Corporation
Consolidated Schedule of Investments
As of June 30, 2023
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(4)(8)(34)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(2)(3)	Fair Value	Percentage of Net Assets
Specialty retail
Galls, LLC(15)(27)	First lien senior secured loan	S +	6.75% (0.50% PIK)	1/2025	112,291	111,808	111,449	1.9%
Galls, LLC(10)(15)(27)	First lien senior secured revolving loan	S +	6.75%	1/2024	14,633	14,496	14,389	0.2%
Ideal Image Development, LLC(14)(27)	First lien senior secured loan	S +	6.50%	9/2027	11,620	11,418	10,632	0.2%
Ideal Image Development, LLC(14)(27)	First lien senior secured revolving loan	S +	6.50%	9/2027	1,829	1,799	1,674	—%
Milan Laser Holdings LLC(14)(27)	First lien senior secured loan	S +	5.00%	4/2027	23,933	23,769	23,933	0.4%
Milan Laser Holdings LLC(10)(23)(27)	First lien senior secured revolving loan	S +	5.00%	4/2026	—	(12)	—	—%
Notorious Topco, LLC (dba Beauty Industry Group)(15)(27)	First lien senior secured loan	S +	6.75%	11/2027	108,803	107,524	106,899	1.8%
Notorious Topco, LLC (dba Beauty Industry Group)(10)(15)(24)(27)	First lien senior secured delayed draw term loan	S +	6.75%	11/2023	9,482	9,308	9,284	0.2%
Notorious Topco, LLC (dba Beauty Industry Group)(10)(15)(27)	First lien senior secured revolving loan	S +	6.75%	5/2027	638	537	471	—%
The Shade Store, LLC(15)(27)	First lien senior secured loan	S +	6.00%	10/2027	8,955	8,869	8,575	0.1%
The Shade Store, LLC(10)(15)(27)	First lien senior secured revolving loan	S +	6.00%	10/2026	473	465	434	—%
					292,657	289,981	287,740	4.8%
Transportation
Lightbeam Bidco, Inc. (dba Lazer Spot)(15)(27)	First lien senior secured loan	S +	6.25%	5/2030	3,929	3,890	3,887	0.1%
Lightbeam Bidco, Inc. (dba Lazer Spot)(10)(23)(24)(27)	First lien senior secured delayed draw term loan	S +	6.25%	11/2024	—	(3)	—	—%
Lightbeam Bidco, Inc. (dba Lazer Spot)(10)(23)(27)	First lien senior secured revolving loan	S +	6.25%	5/2029	—	(5)	(5)	—%
Lytx, Inc.(14)(27)	First lien senior secured loan	S +	6.75%	2/2028	71,005	70,394	70,651	1.2%
Motus Group, LLC(11)(27)	Second lien senior secured loan	L +	6.50%	12/2029	10,810	10,717	10,649	0.2%
					85,744	84,993	85,182	1.5%
Total non-controlled/non-affiliated portfolio company debt investments					$11,083,397	$10,931,130	$10,796,605	180.7%

Equity Investments
Aerospace and defense
Space Exploration Technologies Corp.(27)(28)(31)	Class A Common Stock		N/A	N/A	46,605	2,556	3,588	0.1%
Space Exploration Technologies Corp.(27)(28)(31)	Class C Common Stock		N/A	N/A	9,360	446	721	—%
						3,002	4,309	0.1%

Blue Owl Capital Corporation
Consolidated Schedule of Investments
As of June 30, 2023
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(4)(8)(34)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(2)(3)	Fair Value	Percentage of Net Assets
Asset based lending and fund finance
Amergin Asset Management, LLC(27)(28)(29)(31)	Class A Units		N/A	N/A	50,000,000	1	—	—%
						1	—	—%
Automotive
CD&R Value Building Partners I, L.P. (dba Belron)(27)(28)(29)(31)	LP Interest		N/A	N/A	32,912	32,911	35,154	0.6%
Metis HoldCo, Inc. (dba Mavis Tire Express Services)(22)(27)(28)	Series A Convertible Preferred Stock		7.00% PIK	N/A	173,892	169,932	173,891	2.9%
						202,843	209,045	3.5%
Buildings and real estate
Associations Finance, Inc.(22)(27)(28)	Preferred Stock		13.50% PIK	N/A	54,800,000	58,876	59,631	1.0%
Dodge Construction Network Holdings, L.P.(27)(28)(31)	Class A-2 Common Units		N/A	N/A	2,181,629	1,859	1,533	—%
Dodge Construction Network Holdings, L.P.(27)(28)	Series A Preferred Units	S +	8.25%	N/A	—	45	45	—%
						60,780	61,209	1.0%
Business services
Denali Holding, LP (dba Summit Companies)(27)(28)(31)	Class A Units		N/A	N/A	337,460	3,430	4,649	0.1%
Hercules Buyer, LLC (dba The Vincit Group)(27)(28)(31)(33)	Common Units		N/A	N/A	2,190,000	2,192	2,452	—%
Knockout Intermediate Holdings I Inc. (dba Kaseya Inc.)(22)(27)(28)	Perpetual Preferred Stock		11.75% PIK	N/A	15,727	15,412	15,688	0.3%
						21,034	22,789	0.4%
Consumer Products
ASP Conair Holdings LP(27)(28)(31)	Class A Units		N/A	N/A	60,714	6,071	5,736	0.1%
						6,071	5,736	0.1%
Financial services
Blend Labs, Inc.(5)(27)(31)	Common stock		N/A	N/A	72,317	1,000	68	—%
Blend Labs, Inc.(27)(28)(31)	Warrants		N/A	N/A	179,529	975	1	—%
						1,975	69	—%
Food and beverage
H-Food Holdings, LLC(27)(28)(31)	LLC interest		N/A	N/A	1,088	10,874	8,008	0.1%
Hissho Sushi Holdings, LLC(27)(28)(31)	Class A units		N/A	N/A	7,502	75	91	—%
						10,949	8,099	0.1%

Blue Owl Capital Corporation
Consolidated Schedule of Investments
As of June 30, 2023
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(4)(8)(34)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(2)(3)	Fair Value	Percentage of Net Assets
Healthcare equipment and services
KPCI Holdings, L.P.(27)(28)(31)	Class A Units	N/A	N/A	32,285	32,285	35,112	0.6%
Maia Aggregator, LP(27)(28)(31)	Class A-2 Units	N/A	N/A	168,539	169	179	—%
Patriot Holdings SCSp (dba Corza Health, Inc.)(27)(28)(29)(31)	Class B Units	N/A	N/A	97,833	150	1,625	—%
Patriot Holdings SCSp (dba Corza Health, Inc.)(22)(27)(28)(29)	Class A Units	8.00% PIK	N/A	7,104	9,230	9,219	0.2%
Rhea Acquisition Holdings, LP(27)(28)(31)	Series A-2 Units	N/A	N/A	119,048	119	154	—%
					41,953	46,289	0.8%
Healthcare providers and services
KOBHG Holdings, L.P. (dba OB Hospitalist)(27)(28)(31)	Class A Interests	N/A	N/A	6,670	6,670	6,196	0.1%
					6,670	6,196	0.1%
Healthcare technology
BEHP Co-Investor II, L.P.(27)(28)(29)(31)	LP Interest	N/A	N/A	1,269,969	1,266	1,325	—%
WP Irving Co-Invest, L.P.(27)(28)(29)(31)	Partnership Units	N/A	N/A	1,250,000	1,250	1,304	—%
Minerva Holdco, Inc.(22)(27)(28)	Series A Preferred Stock	10.75% PIK	N/A	8,114	7,991	7,307	0.1%
					10,507	9,936	0.1%
Household products
Evology, LLC(27)(28)(31)	Class B Units	N/A	N/A	451	2,160	2,974	—%
					2,160	2,974	—%
Human resource support services
Sunshine Software Holdings, Inc. (dba Cornerstone OnDemand)(22)(27)(28)	Series A Preferred Stock	10.50% PIK	N/A	45,863	45,044	40,360	0.7%
					45,044	40,360	0.7%
Insurance
Accelerate Topco Holdings, LLC(27)(28)(31)	Common Units	N/A	N/A	513	14	15	—%
Evolution Parent, LP (dba SIAA)(27)(28)(31)	LP Interest	N/A	N/A	42,838	4,284	4,793	0.1%
GrowthCurve Capital Sunrise Co-Invest LP (dba Brightway)(27)(28)(31)	LP Interest	N/A	N/A	638	638	612	—%
GoHealth, Inc. (5)(27)(31)	Common stock	N/A	N/A	68,125	5,234	1,343	—%
PCF Holdco, LLC (dba PCF Insurance Services)(10)(22)(27)(28)	Series A Preferred Units	15.00% PIK	N/A	11,437,106	6,767	6,921	0.1%
PCF Holdco, LLC (dba PCF Insurance Services)(27)(28)(31)	Class A Units	N/A	N/A	14,772,724	37,464	67,457	1.1%
PCF Holdco, LLC (dba PCF Insurance Services)(27)(28)(31)	Class A Warrants	N/A	N/A	1,288,200	4,396	4,400	0.1%
					58,797	85,541	1.4%

Blue Owl Capital Corporation
Consolidated Schedule of Investments
As of June 30, 2023
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(4)(8)(34)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(2)(3)	Fair Value	Percentage of Net Assets
Internet and software services
BCTO WIW Holdings, Inc. (dba When I Work)(27)(28)(31)	Class A Common Stock		N/A	N/A	13,000	1,300	1,171	—%
Brooklyn Lender Co-Invest 2, L.P. (dba Boomi)(27)(28)(31)	Common Units		N/A	N/A	7,503,843	7,504	7,707	0.1%
Elliott Alto Co-Investor Aggregator L.P.(27)(28)(29)(31)	LP Interest		N/A	N/A	3,227	3,153	2,970	—%
Insight CP (Blocker) Holdings, L.P. (dba CivicPlus, LLC)(27)(28)(29)(31)	LP Interest		N/A	N/A	1,230	1,230	1,230	—%
MessageBird Holding B.V.(27)(28)(29)(31)	Extended Series C Warrants		N/A	N/A	122,890	753	138	—%
Picard Holdco, LLC(15)(27)(28)	Series A Preferred Stock	S +	12.00% PIK	N/A	27,580	26,875	25,167	0.4%
Project Alpine Co-Invest Fund, LP(27)(28)(29)(31)	LP Interest		N/A	N/A	10,006	10,006	10,974	0.2%
Project Hotel California Co-Invest Fund, L.P.(27)(28)(29)(31)	LP Interest		N/A	N/A	2,687	2,687	2,686	—%
Thunder Topco L.P. (dba Vector Solutions)(27)(28)(31)	Common Units		N/A	N/A	3,829,614	3,830	3,922	0.1%
VEPF Torreys Aggregator, LLC (dba MINDBODY, Inc.)(22)(27)(28)	Series A Preferred Stock		6.00% PIK	N/A	21,250	23,224	22,992	0.4%
WMC Bidco, Inc. (dba West Monroe)(22)(27)(28)	Senior Preferred Stock		11.25% PIK	N/A	20,069	19,704	18,925	0.3%
Zoro TopCo, Inc. (22)(27)(28)	Series A Preferred Stock		12.50% PIK	N/A	10,291	9,967	10,072	0.2%
Zoro TopCo, Inc. (27)(28)(31)	Class A Common Units		N/A	N/A	796,165	7,962	7,962	0.1%
						118,195	115,916	1.8%
Manufacturing
Gloves Holdings, LP (dba Protective Industrial Products)(27)(28)(31)	LP Interest		N/A	N/A	325	3,250	3,851	0.1%
Windows Entities(27)(28)(32)	LLC Units		N/A	N/A	31,849	60,319	131,639	2.2%
						63,569	135,490	2.3%
Total non-controlled/non-affiliated portfolio company equity investments						$653,550	$753,958	12.4%
Total non-controlled/non-affiliated portfolio company investments						$11,584,680	$11,550,563	193.1%

Blue Owl Capital Corporation
Consolidated Schedule of Investments
As of June 30, 2023
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(4)(8)(34)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(2)(3)	Fair Value	Percentage of Net Assets
Non-controlled/affiliated portfolio company investments
Equity Investments
Pharmaceuticals
LSI Financing 1 DAC(25)(27)(28)(29)	Preferred equity		N/A	N/A	6,174,611	19,680	19,626	0.3%
						19,680	19,626	0.3%
Total non-controlled/affiliated portfolio company investments						$19,680	$19,626	0.3%

Controlled/affiliated portfolio company investments
Debt Investments
Advertising and media
Swipe Acquisition Corporation (dba PLI)(15)(26)(27)	First lien senior secured loan	S +	8.00%	6/2026	48,675	48,373	48,675	0.8%
Swipe Acquisition Corporation (dba PLI)(10)(15)(24)(26)(27)	First lien senior secured delayed draw term loan	S +	8.00%	12/2023	14,493	14,493	14,493	0.2%
Swipe Acquisition Corporation (dba PLI)(10)(26)(27)	Letter of Credit	S +	8.00%	6/2026	—	1	—	—%
					63,168	62,867	63,168	1.0%
Distribution
PS Operating Company LLC (fka QC Supply, LLC)(15)(26)	First lien senior secured loan	S +	6.00%	12/2024	13,241	12,976	12,678	0.2%
PS Operating Company LLC (fka QC Supply, LLC)(10)(15)(26)	First lien senior secured revolving loan	S +	6.00%	12/2024	3,641	3,567	3,430	0.1%
					16,882	16,543	16,108	0.3%
Household products
Walker Edison Furniture Company LLC(14)(26)(27)(30)	First lien senior secured loan	S +	6.75% PIK	3/2027	22,116	20,667	21,673	0.4%
Walker Edison Furniture Company LLC(10)(14)(26)(27)(30)	First lien senior secured delayed draw term loan	S +	6.75% PIK	3/2027	568	562	568	—%
Walker Edison Furniture Company LLC(14)(26)(27)(30)	First lien senior secured revolving loan	S +	6.25% PIK	3/2027	11,241	11,241	11,241	0.2%
					33,925	32,470	33,482	0.6%
Infrastructure and environmental services
Eagle Infrastructure Services, LLC(15)(26)	First lien senior secured loan	S +	7.50%	4/2028	87,536	85,850	85,785	1.4%
					87,536	85,850	85,785	1.4%
Total controlled/affiliated portfolio company debt investments					$201,511	$197,730	$198,543	3.3%

Equity Investments
Advertising and media
New PLI Holdings, LLC (dba PLI)(26)(27)(28)(31)	Class A Common Units		N/A	N/A	86,745	48,007	97,691	1.6%
						48,007	97,691	1.6%

Blue Owl Capital Corporation
Consolidated Schedule of Investments
As of June 30, 2023
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(4)(8)(34)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(2)(3)	Fair Value	Percentage of Net Assets
Asset based lending and fund finance
AAM Series 1.1 Rail and Domestic Intermodal Feeder, LLC(10)(26)(27)(28)(29)(31)	LLC Interest	N/A	N/A	6,086	6,086	6,116	0.1%
AAM Series 2.1 Aviation Feeder, LLC(10)(26)(27)(28)(29)(31)	LLC Interest	N/A	N/A	18,944	18,950	18,944	0.3%
Wingspire Capital Holdings LLC(9)(10)(26)(28)	LLC Interest	N/A	N/A	400,145	400,145	476,530	8.0%
					425,181	501,590	8.4%
Distribution
PS Op Holdings LLC (fka QC Supply, LLC)(26)(28)(31)	Class A Common Units	N/A	N/A	248,271	4,300	3,725	0.1%
					4,300	3,725	0.1%
Household products
Walker Edison Holdco LLC(26)(27)(28)(31)	Common Units	N/A	N/A	245,906	23,762	21,485	0.4%
					23,762	21,485	0.4%
Infrastructure and environmental services
Eagle Infrastructure Super Holdco LLC(26)(27)(28)(31)	Common Units	N/A	N/A	576,276	24,058	24,058	0.4%
					24,058	24,058	0.4%
Insurance
Fifth Season Investments LLC(26)(27)(28)	Class A Units	N/A	N/A	28	111,234	111,234	1.9%
					111,234	111,234	1.9%
Joint ventures
Blue Owl Capital Corporation Senior Loan Fund LLC (fka ORCC Senior Loan Fund LLC)(7)(9)(26)(28)(29)	LLC Interest	N/A	N/A	385,339	385,339	364,428	6.1%
					385,339	364,428	6.1%
Total controlled/affiliated portfolio company equity investments					$1,021,881	$1,124,211	18.9%
Total controlled/affiliated portfolio company investments					$1,219,611	$1,322,754	22.2%
Total Investments					$12,823,971	$12,892,943	215.6%

	Interest Rate Swaps as of June 30, 2023
	Company Receives	Company Pays	Maturity Date	Notional Amount	Hedged Instrument	Footnote Reference
Interest rate swap	5.25%	L + 2.937%	4/10/2024	400,000	2024 Notes	Note 6
Interest rate swap	2.63%	L + 1.655%	1/15/2027	500,000	2027 Notes	Note 6
Total				900,000
_______________
(1)Certain portfolio company investments are subject to contractual restrictions on sales. Refer to footnote 28 for additional information on our restricted securities.
(2)The amortized cost represents the original cost adjusted for the amortization or accretion of premium or discount, as applicable, on debt investments using the effective interest method.
(3)As of June 30, 2023, the net estimated unrealized loss for U.S. federal income tax purposes was $52.5 million based on a tax cost basis of $12.9 billion. As of June 30, 2023, the estimated aggregate gross unrealized loss for U.S. federal income tax purposes was $341.8 million and the estimated aggregate gross unrealized gain for U.S. federal income tax purposes was $289.3 million.

Blue Owl Capital Corporation
Consolidated Schedule of Investments
As of June 30, 2023
(Amounts in thousands, except share amounts)
(Unaudited)
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
(11)The interest rate on these loans is subject to 1 month LIBOR, which as of June 30, 2023 was 5.22%.
(12)The interest rate on these loans is subject to 3 month LIBOR, which as of June 30, 2023 was 5.55%.
(13)The interest rate on these loans is subject to 6 month LIBOR, which as of June 30, 2023 was 5.76%.
(14)The interest rate on these loans is subject to 1 month SOFR, which as of June 30, 2023 was 5.14%.
(15)The interest rate on these loans is subject to 3 month SOFR, which as of June 30, 2023 was 5.27%.
(16)The interest rate on these loans is subject to 6 month SOFR, which as of June 30, 2023 was 5.39%.
(17)The interest rate on these loans is subject to Prime, which as of June 30, 2023 was 8.25%.
(18)The interest rate on this loan is subject to 1 month EURIBOR, which as of June 30, 2023 was 3.40%.
(19)The interest rate on this loan is subject to 3 month EURIBOR, which as of June 30, 2023 was 3.58%.
(20)The interest rate on this loan is subject to 6 month EURIBOR, which as of June 30, 2023 was 3.90%.
(21)The interest rate on this loan is subject to SONIA, which as of June 30, 2023 was 4.93%.
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
(25)As defined in the 1940 Act, the Company is deemed to be an “affiliated person” of this portfolio company as the Company owns more than 5% but less than 25% of the portfolio company's voting securities or has the power to exercise control over management or policies of such portfolio company, including through a management agreement (“non-controlled affiliate”). Transactions related to investments in non-controlled affiliates for the period ended June 30, 2023 were as follows:

($ in thousands)	Fair value as of December 31, 2022	Gross Additions (a)	Gross Reductions(b)	Change in Unrealized Gains (Losses)	Fair value as of June 30, 2023	Interest Income	Dividend Income	Other Income
LSI Financing 1 DAC	6,175	15,045	(1,589)	(5)	19,626	—	177	—
Total Non-Controlled Affiliates	$6,175	$15,045	$(1,589)	$(5)	$19,626	$—	$177	$—
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
(26)As defined in the 1940 Act, the Company is deemed to be both an “Affiliated Person” and has “Control” of this portfolio company as the Company owns more than 25% of the portfolio company’s outstanding voting securities or has the power to exercise control over management or policies of such portfolio company, including through a management agreement (“controlled affiliate”). The Company’s investment in controlled affiliates for the period ended June 30, 2023, were as follows:

Blue Owl Capital Corporation
Consolidated Schedule of Investments
As of June 30, 2023
(Amounts in thousands, except share amounts)
(Unaudited)

($ in thousands)	Fair value as of December 31, 2022	Gross Additions (a)	Gross Reductions(b)	Change in Unrealized Gains (Losses)	Fair value as of June 30, 2023	Interest Income	Dividend Income	Other Income
Controlled Affiliates
AAM Series 1.1 Rail and Domestic Intermodal Feeder, LLC(d)	$—	$6,115	$(35)	$36	$6,116	$—	$—	$—
AAM Series 2.1 Aviation Feeder, LLC(d)	1,568	17,376	—	—	18,944	—	—	—
Eagle Infrastructure Super LLC	—	109,909	(2)	(64)	109,843	2,976	—	2
Fifth Season Investments LLC (fka Chapford SMA Partnership, L.P.)	89,680	21,554	—	—	111,234	—	1,360	—
Blue Owl Capital Corporation Senior Loan Fund LLC (fka ORCC Senior Loan Fund LLC)(c)	288,981	75,250	(8,750)	8,947	364,428	—	20,659	—
PS Operating Company LLC (fka QC Supply, LLC)	20,361	24	(168)	(384)	19,833	963	—	3
Swipe Acquisition Corporation (dba PLI)	161,680	147	(890)	(78)	160,859	4,288	2,669	555
Walker Edison Furniture Company, LLC	—	56,042	—	(1,075)	54,967	—	—	18
Wingspire Capital Holdings LLC	431,531	53,000	(17,000)	8,999	476,530	—	18,000	—
Total Controlled Affiliates	$993,801	$339,417	$(26,845)	$16,381	$1,322,754	$8,227	$42,688	$578
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
(c)For further description of the Company's investment in Blue Owl Capital Corporation Senior Loan Fund (fka ORCC Senior Loan Fund), see Note 4 "Investments."
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
(28)Securities acquired in transactions exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”) and may be deemed to be “restricted securities” under the Securities Act. As of June 30, 2023, the aggregate fair value of these securities is $1.9 billion or 31.9% of the Company’s net assets. The acquisition dates of the restricted securities are as follows:

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

Blue Owl Capital Corporation
Consolidated Schedule of Investments
As of June 30, 2023
(Amounts in thousands, except share amounts)
(Unaudited)

Portfolio Company	Investment	Acquisition Date
Denali Holding, LP (dba Summit Companies)	Class A Units	9/15/2021
Dodge Construction Network Holdings, LP	Class A-2 Common Units	2/23/2022
Dodge Construction Network Holdings, LP	Series A Preferred Units	2/23/2022
Eagle Infrastructure Super LLC**	Common Units	3/31/2023
Elliott Alto Co-Investor Aggregator L.P.	LP Interest	9/27/2022
Picard Holdco, LLC	Series A Preferred Stock	9/30/2022
Evology, LLC	Class B Units	1/24/2022
Evolution Parent, LP (dba SIAA)	LP Interest	4/30/2021
Gloves Holdings, LP (dba Protective Industrial Products)	LP Interest	12/29/2020
GrowthCurve Capital Sunrise Co-Invest LP (dba Brightway)	LP Interest	12/16/2021
Hercules Buyer, LLC (dba The Vincit Group)	Common Units	12/15/2020
Hissho Sushi Holdings, LLC	Class A units	5/17/2022
Insight CP (Blocker) Holdings, L.P. (dba CivicPlus, LLC)	LP Interest	6/8/2022
Knockout Intermediate Holdings I Inc. (dba Kaseya)	Perpetual Preferred Stock	6/23/2022
KOBHG Holdings, L.P. (dba OB Hospitalist)	Class A Interests	9/27/2021
Maia Aggregator, LP	Class A-2 Units	2/1/2022
H-Food Holdings, LLC	LLC Interest	11/23/2018
LSI Financing 1 DAC**	Preferred equity	12/14/2022
MessageBird Holding B.V.	Extended Series C Warrants	5/5/2021
Metis HoldCo, Inc. (dba Mavis Tire Express Services)	Series A Convertible Preferred Stock	5/4/2021
Minerva Holdco, Inc.	Series A Preferred Stock	2/15/2022
KPCI Holdings, L.P.	Class A Units	11/30/2020
Patriot Holdings SCSp (dba Corza Health, Inc.)	Class B Units	1/29/2021
Patriot Holdings SCSp (dba Corza Health, Inc.)	Class A Units	1/29/2021
PCF Holdco, LLC (dba PCF Insurance Services)	Class A Units	11/1/2021
Project Alpine Co-Invest Fund, LP	LP Interest	6/10/2022
Project Hotel California Co-Invest Fund, L.P.	LP Interest	8/9/2022
PS Op Holdings LLC (fka QC Supply, LLC)**	Class A Common Units	12/21/2021
Rhea Acquisition Holdings, LP	Series A-2 Units	2/18/2022
Blue Owl Capital Corporation Senior Loan Fund LLC (fka ORCC Senior Loan Fund LLC)*	LLC Interest	6/20/2017
Space Exploration Technologies Corp.	Class A Common Stock	3/25/2021
Space Exploration Technologies Corp.	Class C Common Stock	3/25/2021
Sunshine Software Holdings, Inc. (dba Cornerstone OnDemand)	Series A Preferred Stock	10/14/2021
New PLI Holdings, LLC (dba PLI)**	Class A Common Units	12/23/2020
Thunder Topco L.P. (dba Vector Solutions)	Common Units	6/30/2021
VEPF Torreys Aggregator, LLC (dba MINDBODY, Inc.)	Series A Preferred Stock	10/15/2021
Walker Edison Holdco LLC**	Common Units	3/1/2023
Wingspire Capital Holdings LLC**	LLC Interest	9/24/2019
WMC Bidco, Inc. (dba West Monroe)	Senior Preferred Stock	11/9/2021
Zoro TopCo, L.P.	Series A Preferred Stock	11/22/2022
Zoro TopCo, L.P.	Class A Common Units	11/22/2022
* Refer to Note 4 “Investments – Blue Owl Capital Corporation Senior Loan Fund LLC,” for further information.
** Refer to Note 3 “Agreements and Related Party Transactions – Controlled/Affiliated Portfolio Companies”.
(29)This portfolio company is not a qualifying asset under Section 55(a) of the Investment Company Act of 1940, as amended (the “1940 Act”). Under the 1940 Act, the Company may not acquire any non-qualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of total assets. As of June 30, 2023, non-qualifying assets represented 13.6% of total assets as calculated in accordance with the regulatory requirements.
(30)Loan was on non-accrual status as of June 30, 2023.
(31)Investment is non-income producing.
(32)Investment represents multiple underlying investments, including Midwest Custom Windows, LLC, Greater Toronto Custom Windows, Corp., Garden State Custom Windows, LLC, Long Island Custom Windows, LLC, Jemico, LLC, Atlanta Custom Windows, LLC and

Blue Owl Capital Corporation
Consolidated Schedule of Investments
As of June 30, 2023
(Amounts in thousands, except share amounts)
(Unaudited)
Fairchester Custom Windows. Greater Toronto Custom Windows, Corp. is considered a non-qualifying asset, with a fair value of $9.9 million as of June 30, 2023.
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

Blue Owl Capital Corporation
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

Blue Owl Capital Corporation
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

Blue Owl Capital Corporation
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

Blue Owl Capital Corporation
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

Blue Owl Capital Corporation
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

Blue Owl Capital Corporation
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

Blue Owl Capital Corporation
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

Blue Owl Capital Corporation
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

Blue Owl Capital Corporation
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

Blue Owl Capital Corporation
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

Blue Owl Capital Corporation
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

Blue Owl Capital Corporation
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

Blue Owl Capital Corporation
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

Blue Owl Capital Corporation
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

Blue Owl Capital Corporation
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

Blue Owl Capital Corporation
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

Blue Owl Capital Corporation
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

Blue Owl Capital Corporation
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

Blue Owl Capital Corporation
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

Blue Owl Capital Corporation
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

Blue Owl Capital Corporation
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

Blue Owl Capital Corporation
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

Blue Owl Capital Corporation
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

Blue Owl Capital Corporation
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

Blue Owl Capital Corporation
Consolidated Schedule of Investments
As of December 31, 2022
(Amounts in thousands, except share amounts)
(28)Securities acquired in transactions exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”) and may be deemed to be “restricted securities” under the Securities Act. As of December 31, 2022, the aggregate fair value of these securities is $1.6 billion or27.6% of the Company’s net assets. The acquisition dates of the restricted securities are as follows:

Portfolio Company	Investment	Acquisition Date
AAM Series 1.1 Rail and Domestic Intermodal Feeder, LLC**	LLC Interest	July 1, 2022
AAM Series 2.1 Aviation Feeder, LLC**	LLC Interest	July 1, 2022
Amergin Asset Management, LLC	Class A Units	July 1, 2022
Accelerate topco Holdings, LLC	Common Units	September 1, 2022
ASP Conair Holdings LP	Class A Units	May 17, 2021
Associations Finance, Inc.	Preferred Stock	June 10, 2022
Windows Entities	LLC Units	January 16, 2020
BCTO WIW Holdings, Inc. (dba When I Work)	Class A Common Stock	November 2, 2021
BEHP Co-Investor II, L.P.	LP Interest	May 11, 2022
WP Irving Co-Invest, L.P.	Partnership Units	May 18, 2022
Blend Labs, Inc.	Warrants	July 2, 2021
Brooklyn Lender Co-Invest 2, L.P. (dba Boomi)	Common Units	October 1, 2021
CD&R Value Building Partners I, L.P. (dba Belron)	LP Interest	December 2, 2021
Fifth Season Investments LLC (fka Chapford SMA Partnership, L.P.)**	Class A Units	July 18, 2022
Denali Holding, LP (dba Summit Companies)	Class A Units	September 15, 2021
Dodge Construction Network Holdings, LP	Class A-2 Common Units	February 23, 2022
Dodge Construction Network Holdings, LP	Series A Preferred Units	February 23, 2022
Elliott Alto Co-Investor Aggregator L.P.	LP Interest	September 27, 2022
Picard Holdco, LLC	Series A Preferred Stock	September 30, 2022
Evology, LLC	Class B Units	January 24, 2022
Evolution Parent, LP (dba SIAA)	LP Interest	April 30, 2021
Gloves Holdings, LP (dba Protective Industrial Products)	LP Interest	December 29, 2020
GrowthCurve Capital Sunrise Co-Invest LP (dba Brightway)	LP Interest	December 16, 2021
Hercules Buyer, LLC (dba The Vincit Group)	Common Units	December 15, 2020
Hissho Sushi Holdings, LLC	Class A units	May 17, 2022
Insight CP (Blocker) Holdings, L.P. (dba CivicPlus, LLC)	LP Interest	June 8, 2022
Knockout Intermediate Holdings I Inc. (dba Kaseya)	Perpetual Preferred Stock	June 23, 2022
KOBHG Holdings, L.P. (dba OB Hospitalist)	Class A Interests	September 27, 2021
Maia Aggregator, LP	Class A-2 Units	February 1, 2022
H-Food Holdings, LLC	LLC Interest	November 23, 2018
LSI Financing 1 DAC**	Preferred equity	December 14, 2022
MessageBird Holding B.V.	Extended Series C Warrants	May 5, 2021
Metis HoldCo, Inc. (dba Mavis Tire Express Services)	Series A Convertible Preferred Stock	May 4, 2021
Minerva Holdco, Inc.	Series A Preferred Stock	February 15, 2022
KPCI Holdings, L.P.	Class A Units	November 30, 2020
Patriot Holdings SCSp (dba Corza Health, Inc.)	Class B Units	January 29, 2021
Patriot Holdings SCSp (dba Corza Health, Inc.)	Class A Units	January 29, 2021
PCF Holdco, LLC (dba PCF Insurance Services)	Class A Units	November 1, 2021
Project Alpine Co-Invest Fund, LP	LP Interest	June 10, 2022
Project Hotel California Co-Invest Fund, L.P.	LP Interest	August 9, 2022
PS Op Holdings LLC (fka QC Supply, LLC)**	Class A Common Units	December 21, 2021
Rhea Acquisition Holdings, LP	Series A-2 Units	February 18, 2022
Blue Owl Capital Corporation Senior Loan Fund LLC (fka ORCC Senior Loan Fund LLC)*	LLC Interest	June 20, 2017
Space Exploration Technologies Corp.	Class A Common Stock	March 25, 2021
Space Exploration Technologies Corp.	Class C Common Stock	March 25, 2021
Sunshine Software Holdings, Inc. (dba Cornerstone OnDemand)	Series A Preferred Stock	October 14, 2021
New PLI Holdings, LLC (dba PLI)**	Class A Common Units	December 23, 2020

Blue Owl Capital Corporation
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
(31)Investment is non-income producing.
(32)Investment represents multiple underlying investments, including Midwest Custom Windows, LLC, Greater Toronto Custom Windows, Corp., Garden State Custom Windows, LLC, Long Island Custom Windows, LLC, Jemico, LLC, Atlanta Custom Windows, LLC and Fairchester Custom Windows (collectively, “Windows Entities”). Greater Toronto Custom Windows, Corp. is considered a non-qualifying asset, with a fair value of $9.1 million as of December 31, 2022.
(33)We invest in this portfolio company through underlying blocker entities Hercules Blocker 1 LLC, Hercules Blocker 2 LLC, Hercules Blocker 3 LLC, Hercules Blocker 4 LLC, and Hercules Blocker 5 LLC.

The accompanying notes are an integral part of these consolidated financial statements.

Blue Owl Capital Corporation
Consolidated Statements of Changes in Net Assets
(Amounts in thousands)
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
Increase (Decrease) in Net Assets Resulting from Operations
Net investment income (loss)	$186,676	$125,124	$364,536	$247,479
Net change in unrealized gain (loss)	8,937	(159,822)	85,542	(242,009)
Net realized gain (loss)	(51)	(248)	(52,673)	3,569
Net Increase (Decrease) in Net Assets Resulting from Operations	195,562	(34,946)	397,405	9,039
Distributions
Distributions declared from earnings(1)	(152,000)	(122,085)	(296,786)	(244,404)
Net Decrease in Net Assets Resulting from Shareholders' Distributions	(152,000)	(122,085)	(296,786)	(244,404)
Capital Share Transactions
Repurchase of common shares	(11,968)	(10,017)	(34,058)	(10,017)
Reinvestment of distributions	—	—	—	11,951
Net Increase (Decrease) in Net Assets Resulting from Capital Share Transactions	(11,968)	(10,017)	(34,058)	1,934
Total Increase (Decrease) in Net Assets	31,594	(167,048)	66,561	(233,431)
Net Assets, at beginning of period	5,917,370	5,871,494	5,882,403	5,937,877
Net Assets, at end of period	$5,948,964	$5,704,446	$5,948,964	$5,704,446
_______________
(1)For the three and six months ended June 30, 2023 distributions declared from earnings were derived from net investment income. For the three and six months ended June 30, 2022 distributions declared from earnings were derived from net investment income and capital gains.
The accompanying notes are an integral part of these consolidated financial statements.

Blue Owl Capital Corporation
Consolidated Statements of Cash Flows
(Amounts in thousands)
(Unaudited)

	For the Six Months Ended June 30,
	2023	2022
Cash Flows from Operating Activities
Net Increase (Decrease) in Net Assets Resulting from Operations	$397,405	$9,039
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash used in operating activities:
Purchases of investments, net	(565,832)	(1,376,470)
Proceeds from investments and investment repayments, net	867,881	1,285,718
Net amortization/accretion of premium/discount on investments	(18,648)	(23,467)
Payment-in-kind interest and dividends	(113,628)	(69,210)
Net change in unrealized (gain) loss on investments	(85,668)	238,306
Net change in unrealized gain (loss) on interest rate swap attributed to unsecured notes	2,723	(65,238)
Net change in unrealized (gains) losses on translation of assets and liabilities in foreign currencies	(2,552)	4,071
Net realized (gain) loss on investments	52,365	(4,651)
Net realized (gain) loss on foreign currency transactions relating to investments	23	(6)
Amortization of debt issuance costs	14,426	14,807
Changes in operating assets and liabilities:
(Increase) decrease in interest receivable	318	12,654
(Increase) decrease in receivable from a controlled affiliate	(1,593)	(19,242)
(Increase) decrease in prepaid expenses and other assets	(1,744)	18,975
Increase (decrease) in management fee payable	440	103
Increase (decrease) in incentive fee payable	5,136	(2,701)
Increase (decrease) in payables to affiliate	143	(1,490)
Increase (decrease) in payables for investments purchased	—	—
Increase (decrease) in accrued expenses and other liabilities	(8,382)	53,544
Net cash provided by (used in) operating activities	542,813	74,742
Cash Flows from Financing Activities
Borrowings on debt	575,492	1,389,480
Payments on debt	(859,000)	(1,319,000)
Debt issuance costs	(4,748)	(6,658)
Repurchases of common stock	(34,058)	(10,015)
Cash distributions paid to shareholders	(297,691)	(232,435)
Net cash provided by (used in) financing activities	(620,005)	(178,628)
Net increase (decrease) in cash and restricted cash, including foreign cash (restricted cash of $(3,445) and $75,893, respectively)	(77,192)	(103,886)
Cash and restricted cash, including foreign cash, beginning of period (restricted cash of $96,420 and $21,481, respectively)	445,087	447,145
Cash and restricted cash, including foreign cash, end of period (restricted cash of $92,975 and $97,374, respectively)	$367,895	$343,259
The accompanying notes are an integral part of these consolidated financial statements.

Blue Owl Capital Corporation
Consolidated Statements of Cash Flows
(Amounts in thousands)
(Unaudited)

	For the Six Months Ended June 30,
	2023	2022
Supplemental and Non-Cash Information
Interest paid during the period	$190,971	$101,231
Distributions declared during the period	296,786	244,404
Reinvestment of distributions during the period	—	11,951
Distributions Payable	128,612	122,085
Taxes, including excise tax, paid during the period	1,495	1,266

Blue Owl Capital Corporation
Notes to Consolidated Financial Statements (Unaudited)

Note 1. Organization
Blue Owl Capital Corporation (fka Owl Rock Capital Corporation) (the “Company”) is a Maryland corporation formed on October 15, 2015. The Company was formed primarily to originate and make loans to, and make debt and equity investments in, U.S. middle market companies. The Company invests in senior secured or unsecured loans, subordinated loans or mezzanine loans and, to a lesser extent, equity and equity-related securities including warrants, preferred stock and similar forms of senior equity, which may or may not be convertible into a portfolio company’s common equity. The Company’s investment objective is to generate current income and to a lesser extent, capital appreciation by targeting investment opportunities with favorable risk-adjusted returns.
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
Blue Owl Credit Advisors LLC (fka Owl Rock Capital Advisors LLC) (the “Adviser”) serves as the Company’s investment adviser. The Adviser is registered with the Securities and Exchange Commission (“SEC”) as an investment adviser under the Investment Advisers Act of 1940, as amended (the “Advisers Act”), an indirect affiliate of Blue Owl Capital Inc. ("Blue Owl") (NYSE: OWL) and part of Blue Owl’s Credit platform, which focuses on direct lending. Blue Owl consists of three investment platforms: (1) Credit, which focuses on direct lending, (2) GP Strategic Capital, which focuses on providing capital to institutional alternative asset managers, and (3) Real Estate, which focuses on real estate strategies. Subject to the overall supervision of the Company’s board of directors (the “Board”), the Adviser manages the day-to-day operations of, and provides investment advisory and management services to, the Company.
On July 22, 2019, the Company closed its initial public offering (“IPO”) and the Company’s common stock began trading on the New York Stock Exchange (“NYSE”) on July 18, 2019 ("Listing Date"). Since July 6, 2023, the Company's common stock has traded on the NYSE under the symbol "OBDC."
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

Blue Owl Capital Corporation
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

Blue Owl Capital Corporation
Notes to Consolidated Financial Statements (Unaudited) - Continued
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

Blue Owl Capital Corporation
Notes to Consolidated Financial Statements (Unaudited) - Continued
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
Interest and Dividend Income Recognition
Interest income is recorded on the accrual basis and includes amortization or accretion of premiums or discounts. Certain investments may have contractual payment-in-kind (“PIK”) interest or dividends. PIK interest and dividends represent accrued interest or dividends that are added to the principal amount or liquidation amount of the investment on the respective interest or dividend payment dates rather than being paid in cash and generally becomes due at maturity or at the occurrence of a liquidation event. For the three and six months ended June 30, 2023, PIK interest and PIK dividend income earned was $53.5 million and $106.4 million, representing 13.6% and 13.8% of investment income, respectively. For the three and six months ended June 30, 2022, PIK interest and PIK dividend income earned was $32.1 million and $59.6 million million, representing 11.7% and 11.1% of investment income, respectively. Discounts to par value on securities purchased are amortized into interest income over the contractual life of the respective security using the effective yield method. Premiums to par value on securities purchased are amortized to first call date. The amortized cost of investments represents the original cost adjusted for the amortization or accretion of premiums or discounts, if any. Upon prepayment of a loan or debt security, any prepayment premiums, unamortized upfront loan origination fees and unamortized discounts are recorded as interest income in the current period.
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

Blue Owl Capital Corporation
Notes to Consolidated Financial Statements (Unaudited) - Continued
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
The Company evaluates tax positions taken or expected to be taken in the course of preparing its consolidated financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions not deemed to meet the “more-likely-than-not” threshold are reserved and recorded as a tax benefit or expense in the current year. All penalties and interest associated with income taxes are included in income tax expense. Conclusions regarding tax positions are subject to review and may be adjusted at a later date based on factors including, but not limited to, on-going analyses of tax laws, regulations and interpretations thereof. There were no material uncertain tax positions through December 31, 2022. As applicable, the Company’s prior three tax years remain subject to examination by U.S. federal, state and local tax authorities.
Distributions to Common Shareholders
Distributions to common shareholders are recorded on the record date. The amount to be distributed is determined by the Board and is generally based upon the earnings estimated by the Adviser. In addition, the Board may consider the level of undistributed taxable income carried forward from the prior year for distribution in the current year. Net realized long-term capital gains, if any, would generally be distributed at least annually, although the Company may decide to retain such capital gains for investment.
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

Blue Owl Capital Corporation
Notes to Consolidated Financial Statements (Unaudited) - Continued
The Company does not consolidate its equity interest in Blue Owl Capital Corporation Senior Loan Fund LLC (fka ORCC Senior Loan Fund LLC) ("OBDC SLF"), Wingspire Capital Holdings LLC (“Wingspire”), Fifth Season Investment LLC (fka Chapford SMA Partnership, L.P.) ("Fifth Season"), or AAM Series 1.1 Rail and Domestic Intermodal Feeder, LLC and AAM Series 2.1 Aviation Feeder, LLC (collectively, "Amergin AssetCo"). For further description of the Company’s investment in OBDC SLF, see Note 4 “Investments”. For further description of the Company’s investments in Wingspire, Amergin AssetCo and Fifth Season, see Note 3 “Agreements and Related Party Transactions – Controlled/Affiliated Portfolio Companies”.
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

Blue Owl Capital Corporation
Notes to Consolidated Financial Statements (Unaudited) - Continued
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
For the three and six months ended June 30, 2023 the Company incurred expenses of approximately $2.0 million and $3.9 million, respectively, for costs and expenses reimbursable to the Adviser under the terms of the Administration Agreement. For the three and six months ended June 30, 2022 the Company incurred expenses of approximately $1.4 million and $2.9 million, respectively, for costs and expenses reimbursable to the Adviser under the terms of the Administration Agreement.
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
For the three and six months ended June 30, 2023, management fees were $48.0 million and $96.1 million, respectively. For the three and six months ended June 30, 2022, management fees were $46.9 million and $94.3 million, respectively.
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

Blue Owl Capital Corporation
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
For the three and six months ended June 30, 2023, the Company incurred $39.6 million and 77.3 million of performance based incentive fees based on net investment income, respectively. For the three and six months ended June 30, 2022, the Company incurred $26.5 million and $52.5 million of performance based incentive fees based on net investment income, respectively.
For the three and six months ended June 30, 2023 and 2022, the Company did not accrue capital gains based incentive fees.
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
The Adviser is affiliated with Blue Owl Technology Credit Advisors LLC (“OTCA”), Blue Owl Technology Credit Advisors II LLC ("OTCA II"), Blue Owl Credit Private Fund Advisors LLC (“OPFA”) and Blue Owl Diversified Credit Advisors LLC (“ODCA” together with OTCA, OTCA II, OPFA and the Adviser, the "Blue Owl Credit Advisers"), which are also registered investment advisers. The Blue Owl Credit Advisers are affiliates of Blue Owl and comprise part of Blue Owl's Credit platform, which focuses on direct lending. The Blue Owl Credit Advisers’ allocation policy seeks to ensure equitable allocation of investment opportunities over time between the Company and other funds managed by the Adviser or its affiliates. As a result of the Order, there could be significant overlap in the Company’s investment portfolio and the investment portfolio of the business development companies, private funds and separately managed accounts managed by the Blue Owl Credit Advisers (collectively, the "Blue Owl Credit Clients") and/or other funds managed by the Adviser or its affiliates that could avail themselves of the Order and that have an investment objective similar to the Company's.
License Agreement
On July 6, 2023, the Company entered into a license agreement (the “License Agreement”) with an affiliate of Blue Owl, pursuant to which we were granted a non-exclusive license to use the name “Blue Owl.” Under the License Agreement, the Company has a right to use the Blue Owl name for so long as the Adviser or one of its affiliates remains the Company’s investment adviser. Other than with respect to this limited license, the Company will have no legal right to the “Blue Owl” name or logo.

Blue Owl Capital Corporation
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
The Company has made investments in controlled, affiliated companies, including OBDC SLF, Wingspire, Amergin AssetCo and Fifth Season and in a non-controlled, affiliated company, LSI Financing DAC 1 ("LSI Financing"). For further description of OBDC SLF, see “Note 4. Investments.”
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
Amergin AssetCo was created to invest in a leasing platform focused on railcar and aviation assets. Amergin consists of Amergin AssetCo and Amergin Asset Management LLC, which has entered into a Servicing Agreement with Amergin AssetCo. The Company made a $90 million equity commitment to Amergin AssetCo on July 1, 2022. The Company’s investment in Amergin is a co-investment made with the Company’s affiliates in accordance with the terms of the exemptive relief that the Company received from the SEC. The Company does not consolidate its equity interest in Amergin AssetCo.
Fifth Season is a portfolio company created to invest in life settlement assets. On July 18, 2022, the Company made a $15.9 million equity commitment to Fifth Season. The Company increased its investment in Fifth Season on October 17, 2022, November 9, 2022, November 15, 2022, November 29, 2022, February 9, 2023, May 3, 2023, June 1, 2023, June 13, 2023 and June 20, 2023 by $73.6 million, $1.7 million, $7.3 million, $7.0 million, $5.3 million, $5.3 million, $3.5 million, $3.5 million and $3.5 million, respectively. The Company’s investment in Fifth Season is a co-investment with its affiliates in accordance with the terms of the exemptive relief that the Company received from the SEC. The Company does not consolidate its equity interest in Fifth Season.
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

Blue Owl Capital Corporation
Notes to Consolidated Financial Statements (Unaudited) - Continued
Note 4. Investments
The information in the tables below is presented on an aggregate portfolio basis, without regard to whether they are non-controlled non-affiliated, non-controlled affiliated or controlled affiliated investments.
The table below presents the composition of investments at fair value and amortized cost as of the following periods:

	June 30, 2023		December 31, 2022
($ in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
First-lien senior secured debt investments	$8,954,884	$8,898,911	$9,388,499	$9,279,179
Second-lien senior secured debt investments	1,889,071	1,822,865	1,934,274	1,860,978
Unsecured debt investments	284,905	273,372	270,714	248,019
Preferred equity investments(3)	403,517	400,625	361,690	355,261
Common equity investments(1)	906,255	1,132,742	772,116	977,927
Joint ventures(2)(4)	385,339	364,428	318,839	288,981
Total Investments	$12,823,971	$12,892,943	$13,046,132	$13,010,345
_______________
(1)Includes equity investment in Wingspire, Amergin AssetCo, and Fifth Season.
(2)Includes equity investment in OBDC SLF. See below, within Note 4, for more information regarding OBDC SLF.
(3)Includes equity investment in LSI Financing.
(4)This was disclosed as “Investment funds and vehicles” as of December 31, 2022.

Blue Owl Capital Corporation
Notes to Consolidated Financial Statements (Unaudited) - Continued
The table below presents the industry composition of investments based on fair value as of the following periods:

	June 30, 2023	December 31, 2022
Advertising and media	1.5%	1.5%
Aerospace and defense	2.9	2.8
Asset based lending and fund finance(1)	5.7	4.9
Automotive	2.0	1.5
Buildings and real estate	3.8	3.7
Business services	3.0	2.9
Chemicals	1.5	1.6
Consumer products	3.9	3.9
Containers and packaging	1.3	1.3
Distribution	3.6	4.2
Education	1.0	1.0
Financial services	4.1	5.0
Food and beverage	6.4	6.7
Healthcare equipment and services	4.0	3.9
Healthcare providers and services	4.6	4.5
Healthcare technology	4.7	4.8
Household products	2.3	2.1
Human resource support services	1.5	1.5
Infrastructure and environmental services	1.3	1.2
Insurance(3)	9.8	9.3
Internet software and services	13.4	13.3
Joint ventures(2)(5)	2.8	2.2
Leisure and entertainment	1.8	2.2
Manufacturing	5.7	5.8
Oil and gas	0.3	0.8
Pharmaceuticals(4)	0.2	—
Professional services	4.0	3.5
Specialty retail	2.2	2.2
Transportation	0.7	1.7
Total	100.0%	100.0%
_______________
(1)Includes equity investment in Wingspire and Amergin AssetCo.
(2)Includes equity investment in OBDC SLF. See below, within Note 4, for more information regarding OBDC SLF.
(3)Includes equity investment in Fifth Season.
(4)Includes equity investment in LSI Financing.
(5)This was disclosed as “Investment funds and vehicles” as of December 31, 2022.
The table below presents the geographic composition of investments based on fair value as of the following periods:

	June 30, 2023	December 31, 2022
United States:
Midwest	18.0%	17.5%
Northeast	21.1	20.4
South	32.9	34.4
West	20.7	20.6
International	7.3	7.1
Total	100.0%	100.0%

Blue Owl Capital Corporation
Notes to Consolidated Financial Statements (Unaudited) - Continued
Blue Owl Capital Corporation Senior Loan Fund LLC (fka ORCC Senior Loan Fund LLC)
Blue Owl Capital Corporation Senior Loan Fund LLC (fka ORCC Senior Loan Fund LLC) ("OBDC SLF"), a Delaware limited liability company, was formed as a joint venture between the Company and The Regents of the University of California (“Regents”) and commenced operations on June 20, 2017. OBDC SLF’s principal purpose is to make investments, primarily in senior secured loans that are made to middle-market companies or in broadly syndicated loans. Through June 30, 2021, both the Company and Regents had a 50% economic ownership in OBDC SLF. Effective as of June 30, 2021, capital commitments to OBDC SLF were increased to an aggregate of $371.5 million. In connection with this change, the Company increased its economic ownership interest to 87.5% from 50.0% and Regents transferred its remaining economic interest of 12.5% to Nationwide Life Insurance Company (“Nationwide” and together with the Company, the “Members” and each a “Member”). On July 26, 2022, the Members increased their capital commitments in OBDC SLF to an aggregate of $571.5 million. OBDC SLF is managed by the Members, each of which have equal voting rights. Investment decisions must be approved by each of the Members. Except under certain circumstances, contributions to OBDC SLF cannot be redeemed.
The Company has determined that OBDC SLF is an investment company under ASC 946; however, in accordance with such guidance, the Company will generally not consolidate its investment in a company other than a wholly owned investment company subsidiary or a controlled operating company whose business consists of providing services to the Company. Other than for purposes of the 1940 Act, the Company does not believe that it has control over this portfolio company. Accordingly, the Company does not consolidate its non-controlling interest in OBDC SLF.
As of June 30, 2023 and December 31, 2022, OBDC SLF had total investments in senior secured debt at fair value of $1.1 billion and $997.4 million, respectively. The determination of fair value is in accordance with ASC 820; however, such fair value is not included in the Company’s valuation process described herein. The tables below presents a summary of OBDC SLF’s portfolio as well as a listing of the portfolio investments in its portfolio as of the following periods:

($ in thousands)	June 30, 2023	December 31, 2022
Total senior secured debt investments(1)	$1,139,146	$1,045,865
Weighted average spread over base rate(1)	4.17%	4.05%
Number of portfolio companies	61	56
Largest funded investment to a single borrower(1)	40,062	40,272
_______________
(1)At par.

Blue Owl Capital Corporation
Notes to Consolidated Financial Statements (Unaudited) - Continued

Blue Owl Capital Corporation Senior Loan Fund's Portfolio as of June 30, 2023 ($ in thousands) (Unaudited)
Company(1)(2)(4)(5)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(3)	Fair Value	Percentage of Members' Equity
Debt Investments
Aerospace and defense
Applied Composites Holdings, LLC (fka AC&A Enterprises Holdings, LLC)(15)	First lien senior secured loan	S +	6.00%	1/2025	$33,932	$33,812	$29,191	7.0%
Applied Composites Holdings, LLC (fka AC&A Enterprises Holdings, LLC)(13)(15)	First lien senior secured revolving loan	S +	6.00%	1/2025	3,000	2,997	2,581	0.6%
Bleriot US Bidco Inc.(9)(15)	First lien senior secured loan	S +	4.00%	10/2026	25,239	25,162	25,201	6.1%
Dynasty Acquisition Co., Inc. (dba StandardAero Limited)(9)(14)	First lien senior secured loan	S +	3.50%	4/2026	38,500	38,416	38,132	9.1%
					100,671	100,387	95,105	22.8%
Automotive
Holley, Inc.(9)(15)	First lien senior secured loan	S +	3.75%	11/2028	23,069	22,938	19,657	4.7%
Mavis Tire Express Services Topco Corp.(9)(14)	First lien senior secured loan	S +	4.00%	5/2028	2,910	2,892	2,881	0.7%
PAI Holdco, Inc.(7)(9)	First lien senior secured loan	L +	3.75%	10/2027	13,776	13,389	12,733	3.1%
					39,755	39,219	35,271	8.5%
Buildings and Real estate
CoreLogic Inc.(6)(9)	First lien senior secured loan	L +	3.50%	6/2028	7,307	6,853	6,588	1.6%
Wrench Group, LLC.(9)(15)	First lien senior secured loan	S +	4.00%	4/2026	31,842	31,748	31,458	7.6%
					39,149	38,601	38,046	9.2%
Business Services
Capstone Acquisition Holdings, Inc.(14)	First lien senior secured loan	S +	4.75%	11/2027	14,296	14,195	14,260	3.4%
Capstone Acquisition Holdings, Inc.(13)(14)	First lien senior secured delayed draw term loan	S +	4.75%	11/2027	913	907	911	0.2%
CoolSys, Inc.(9)(15)	First lien senior secured loan	S +	4.75%	8/2028	23,141	22,314	21,186	5.1%
CoolSys, Inc.(9)(10)(12)(13)(15)	First lien senior secured delayed draw term loan	S +	4.75%	8/2023	322	172	(30)	—%
ConnectWise, LLC(6)(9)	First lien senior secured loan	L +	3.50%	9/2028	16,745	16,679	16,274	3.9%
LABL, Inc.(9)(14)	First lien senior secured loan	S +	5.00%	10/2028	4,796	4,739	4,742	1.1%
Packers Holdings, LLC(9)(14)	First lien senior secured loan	S +	3.25%	3/2028	16,100	15,800	11,106	2.7%
					76,313	74,806	68,449	16.4%
Chemicals
Aruba Investments Holdings LLC (dba Angus Chemical Company)(6)(9)	First lien senior secured loan	L +	4.00%	11/2027	17,784	17,407	17,131	4.1%
Cyanco Intermediate Corp.(14)	First lien senior secured loan	S +	4.75%	7/2028	4,999	4,850	4,850	1.2%
					22,783	22,257	21,981	5.3%
Consumer Products
Olaplex, Inc.(9)(14)	First lien senior secured loan	S +	3.50%	2/2029	25,063	24,205	23,371	5.6%
					25,063	24,205	23,371	5.6%

Blue Owl Capital Corporation
Notes to Consolidated Financial Statements (Unaudited) - Continued

Blue Owl Capital Corporation Senior Loan Fund's Portfolio as of June 30, 2023 ($ in thousands) (Unaudited)
Company(1)(2)(4)(5)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(3)	Fair Value	Percentage of Members' Equity
Containers and Packaging
BW Holding, Inc.(15)	First lien senior secured loan	S +	4.00%	12/2028	12,135	11,924	11,063	2.7%
Five Star Lower Holding LLC(9)(16)	First lien senior secured loan	S +	4.25%	5/2029	25,691	25,370	25,294	6.0%
Ring Container Technologies Group, LLC (dba Ring Container Technologies)(9)(14)	First lien senior secured loan	S +	3.50%	8/2028	24,625	24,578	24,497	5.9%
Valcour Packaging, LLC(8)(9)	First lien senior secured loan	L +	3.75%	10/2028	6,913	6,894	5,810	1.4%
					69,364	68,766	66,664	16.0%
Distribution
BCPE Empire Holdings, Inc. (dba Imperial-Dade)(9)(14)	First lien senior secured loan	S +	4.75%	12/2028	24,750	23,825	24,661	5.9%
Dealer Tire, LLC(9)(14)	First lien senior secured loan	S +	4.50%	12/2027	35,803	35,005	35,624	8.6%
SRS Distribution, Inc.(6)(9)	First lien senior secured loan	L +	3.50%	6/2028	9,825	9,770	9,530	2.3%
					70,378	68,600	69,815	16.8%
Education
Spring Education Group, Inc. (fka SSH Group Holdings, Inc.)(7)(9)	First lien senior secured loan	L +	4.00%	7/2025	33,337	33,303	33,039	7.9%
Sophia, L.P.(14)	First lien senior secured loan	S +	4.25%	10/2027	19,800	19,639	19,751	4.7%
					53,137	52,942	52,790	12.6%
Food and beverage
Balrog Acquisition, Inc. (dba Bakemark)(9)(15)	First lien senior secured loan	S +	4.00%	9/2028	24,625	24,424	24,263	5.8%
Dessert Holdings(7)	First lien senior secured loan	L +	4.00%	6/2028	25,588	25,443	23,413	5.6%
Naked Juice LLC (dba Tropicana)(9)(15)	First lien senior secured loan	S +	3.25%	1/2029	1,980	1,976	1,838	0.4%
Sovos Brands Intermediate, Inc.(7)(9)	First lien senior secured loan	L +	3.50%	6/2028	20,724	20,686	20,465	4.9%
					72,917	72,529	69,979	16.7%
Healthcare equipment and services
Cadence, Inc.(15)	First lien senior secured loan	S +	5.00%	5/2025	26,300	26,097	25,480	6.1%
Cadence, Inc.(10)(15)	First lien senior secured revolving loan	S +	5.00%	5/2026	2,202	2,106	2,133	0.5%
Cadence, Inc.(10)(13)(15)	First lien senior secured revolving loan	S +	5.04%	5/2024	4,095	4,076	3,867	0.9%
Confluent Medical Technologies, Inc.(15)	First lien senior secured loan	S +	3.75%	2/2029	4,938	4,917	4,863	1.2%
Medline Intermediate, LP(9)(14)	First lien senior secured loan	S +	3.25%	10/2028	24,688	24,593	24,386	5.9%
Packaging Coordinators Midco, Inc.(9)(15)	First lien senior secured loan	S +	3.50%	11/2027	4,912	4,903	4,834	1.2%
					67,135	66,692	65,563	15.8%
Healthcare providers and services
Confluent Health, LLC(14)	First lien senior secured loan	S +	4.00%	11/2028	24,715	24,616	23,109	5.5%
Corgi Bidco, Inc.(9)(15)	First lien senior secured loan	S +	5.00%	10/2029	14,963	14,136	13,903	3.3%
HAH Group Holding Company LLC(14)	First lien senior secured loan	S +	5.00%	10/2027	8,986	8,730	8,761	2.1%
Phoenix Newco, Inc. (dba Parexel)(9)(14)	First lien senior secured loan	S +	3.25%	11/2028	27,156	27,048	26,912	6.5%
Physician Partners, LLC(9)(14)	First lien senior secured loan	S +	4.00%	12/2028	9,875	9,792	9,258	2.2%
					85,695	84,322	81,943	19.6%

Blue Owl Capital Corporation
Notes to Consolidated Financial Statements (Unaudited) - Continued

Blue Owl Capital Corporation Senior Loan Fund's Portfolio as of June 30, 2023 ($ in thousands) (Unaudited)
Company(1)(2)(4)(5)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(3)	Fair Value	Percentage of Members' Equity
Healthcare technology
Athenahealth, Inc.(14)	First lien senior secured loan	S +	3.50%	2/2029	17,651	17,581	16,968	4.1%
Athenahealth, Inc.(9)(10)(11)(12)(13)	First lien senior secured delayed draw term loan	S +	3.50%	8/2023	—	(3)	(73)	—%
Bracket Intermediate Holding Corp. (15)	First lien senior secured loan	S +	5.00%	5/2028	19,999	19,415	19,600	4.7%
Imprivata, Inc.(9)(14)	First lien senior secured loan	S +	4.25%	12/2027	19,800	19,207	19,493	4.7%
PointClickCare Technologies Inc.(15)	First lien senior secured loan	S +	4.00%	12/2027	9,875	9,755	9,875	2.4%
					67,325	65,955	65,863	15.9%
Infrastructure and environmental services
CHA Holding, Inc.(15)	First lien senior secured loan	S +	4.50%	4/2025	40,062	39,937	39,661	9.4%
					40,062	39,937	39,661	9.4%
Insurance
Acrisure, LLC(9)(15)	First lien senior secured loan	S +	5.75%	2/2027	9,950	9,513	9,975	2.4%
AssuredPartners, Inc.(9)(14)	First lien senior secured loan	S +	4.25%	2/2027	4,963	4,811	4,947	1.2%
Asurion, LLC(7)(9)	First lien senior secured loan	L +	3.00%	11/2024	7,910	7,902	7,898	1.9%
Broadstreet Partners, Inc.(9)(14)	First lien senior secured loan	S +	4.00%	1/2029	4,999	4,939	4,964	1.2%
Integro Parent Inc.(15)	First lien senior secured loan	S +	12.25% (PIK)	10/2024	3,446	3,446	3,440	0.8%
Integro Parent Inc.(10)(15)	First lien senior secured revolving loan	S +	4.50%	10/2024	694	694	693	0.2%
Hyperion Refinance S.à r.l (dba Howden Group)(9)(14)	First lien senior secured loan	S +	5.10%	4/2030	19,950	19,174	19,850	4.8%
					51,912	50,479	51,767	12.5%
Internet software and services
Barracuda Networks, Inc.(9)(15)	First lien senior secured loan	S +	4.50%	8/2029	24,875	24,203	23,962	5.8%
CDK Global, Inc.(9)(15)	First lien senior secured loan	S +	4.25%	7/2029	24,875	24,211	24,788	6.0%
DCert Buyer, Inc. (dba DigiCert)(9)(15)	First lien senior secured loan	S +	4.00%	10/2026	21,880	21,819	21,654	5.2%
Fortra, LLC (f/k/a Help/Systems Holdings, Inc.)(9)(15)	First lien senior secured loan	S +	4.00%	11/2026	14,771	14,697	13,442	3.2%
					86,401	84,930	83,846	20.2%
Manufacturing
Engineered Machinery Holdings (dba Duravant)(7)(9)	First lien senior secured loan	L +	3.50%	5/2028	34,474	34,344	33,758	8.1%
Gloves Buyer, Inc. (dba Protective Industrial Products)(14)	First lien senior secured loan	S +	4.00%	12/2027	14,800	14,647	14,689	3.6%
Pro Mach Group, Inc.(6)(9)	First lien senior secured loan	L +	4.00%	8/2028	24,632	24,535	24,551	5.9%
					73,906	73,526	72,998	17.6%
Professional Services
Apex Group Treasury, LLC(7)(9)	First lien senior secured loan	L +	3.75%	7/2028	32,520	32,426	32,030	7.6%
Sovos Compliance, LLC(9)(14)	First lien senior secured loan	S +	4.50%	8/2028	25,390	25,256	24,448	5.9%
					57,910	57,682	56,478	13.5%

Blue Owl Capital Corporation
Notes to Consolidated Financial Statements (Unaudited) - Continued

Blue Owl Capital Corporation Senior Loan Fund's Portfolio as of June 30, 2023 ($ in thousands) (Unaudited)
Company(1)(2)(4)(5)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(3)	Fair Value	Percentage of Members' Equity
Telecommunications
EOS U.S. Finco LLC(14)	First lien senior secured loan	S +	6.00%	10/2029	9,609	9,011	9,417	2.3%
EOS U.S. Finco LLC(10)	First lien senior secured loan	S +	6.00%	10/2029	—	(63)	—	—%
Park Place Technologies, LLC(9)(14)	First lien senior secured loan	S +	5.00%	11/2027	14,811	14,406	14,362	3.4%
					24,420	23,354	23,779	5.7%
Transportation
Safe Fleet Holdings(14)	First lien senior secured loan	S +	5.00%	2/2029	14,850	14,454	14,850	3.6%
					14,850	14,454	14,850	3.6%
Total Debt Investments					$1,139,146	$1,123,643	$1,098,219	263.7%
Total Investments					$1,139,146	$1,123,643	$1,098,219	263.7%
_______________
(1)Certain portfolio company investments are subject to contractual restrictions on sales.
(2)Unless otherwise indicated, OBDC SLF’s investments are pledged as collateral supporting the amounts outstanding under OBDC SLF’s credit facility.
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
(6)The interest rate on these loans is subject to 1 month LIBOR, which as of June 30, 2023 was 5.22%.
(7)The interest rate on these loans is subject to 3 month LIBOR, which as of June 30, 2023 was 5.55%.
(8)The interest rate on these loans is subject to 6 month LIBOR, which as of June 30, 2023 was 5.76%.
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
(13)Investment is not pledged as collateral under OBDC SLF’s credit facilities.
(14)The interest rate on these loans is subject to 1 month SOFR, which as of June 30, 2023 was 5.14%.
(15)The interest rate on these loans is subject to 3 month SOFR, which as of June 30, 2023 was 5.27%.
(16)The interest rate on these loans is subject to 6 month SOFR, which as of June 30, 2023 was 5.39%.

Blue Owl Capital Corporation
Notes to Consolidated Financial Statements (Unaudited) - Continued

Blue Owl Capital Corporation Senior Loan Fund's Portfolio as of December 31, 2022 ($ in thousands)
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

Blue Owl Capital Corporation
Notes to Consolidated Financial Statements (Unaudited) - Continued

Blue Owl Capital Corporation Senior Loan Fund's Portfolio as of December 31, 2022 ($ in thousands)
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

Blue Owl Capital Corporation
Notes to Consolidated Financial Statements (Unaudited) - Continued

Blue Owl Capital Corporation Senior Loan Fund's Portfolio as of December 31, 2022 ($ in thousands)
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
(2)Unless otherwise indicated, OBDC SLF’s investments are pledged as collateral supporting the amounts outstanding under OBDC SLF’s credit facility.
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

Blue Owl Capital Corporation
Notes to Consolidated Financial Statements (Unaudited) - Continued
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
(13)Investment is not pledged as collateral under OBDC SLF’s credit facilities.
(14)The interest rate on these loans is subject to 1 month SOFR, which as of December 31, 2022 was 4.36%.
(15)The interest rate on these loans is subject to 3 month SOFR, which as of December 31, 2022 was 4.59%.
(16)The interest rate on these loans is subject to 6 month SOFR, which as of December 31, 2022 was 4.78%.

The table below presents selected balance sheet information for OBDC SLF as of the following periods:

($ in thousands)	June 30, 2023 (Unaudited)	December 31, 2022
Assets
Investments at fair value (amortized cost of $1,123,643 and $1,033,388, respectively)	$1,098,219	$997,385
Cash	48,187	27,914
Interest receivable	7,230	3,920
Prepaid expenses and other assets	4,736	6,108
Total Assets	$1,158,372	$1,035,327
Liabilities
Debt (net of unamortized debt issuance costs of $5,564 and $6,117, respectively)	$712,319	$685,265
Distributions payable	11,900	11,095
Payable for investments purchased	6,603	—
Accrued expenses and other liabilities	11,061	8,703
Total Liabilities	$741,883	$705,063
Members' Equity
Members' Equity	416,489	330,264
Members' Equity	416,489	330,264
Total Liabilities and Members' Equity	$1,158,372	$1,035,327

The table below presents selected statement of operations information for OBDC SLF for the following periods:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
($ in thousands)	2023	2022	2023	2022
Investment Income
Interest income	$26,866	$12,730	$50,509	$22,742
Other income	66	1,009	130	1,221
Total Investment Income	26,932	13,739	50,639	23,963
Expenses
Interest expense	12,737	4,816	24,056	7,546
Professional fees	246	198	488	476
Total Expenses	12,983	5,014	24,544	8,022
Net Investment Income Before Taxes	13,949	8,725	26,095	15,941
Tax expense (benefit)	482	(722)	1,191	(621)
Net Investment Income After Taxes	$13,467	$9,447	$24,904	$16,562
Net Realized and Change in Unrealized Gain (Loss) on Investments
Net change in unrealized gain (loss) on investments	1,903	(29,977)	10,578	(34,209)
Net realized gain on investments	(1,668)	1	(1,645)	20
Total Net Realized and Change in Unrealized Gain (Loss) on Investments	235	(29,976)	8,933	(34,189)
Net Increase in Members' Equity Resulting from Operations	$13,702	$(20,529)	$33,837	$(17,627)

Blue Owl Capital Corporation
Notes to Consolidated Financial Statements (Unaudited) - Continued
Note 5. Fair Value of Investments
Investments
The tables below present the fair value hierarchy of investments as of the following periods:

	Fair Value Hierarchy as of June 30, 2023
($ in thousands)	Level 1	Level 2	Level 3	Total
First-lien senior secured debt investments	$—	$12,925	$8,885,986	$8,898,911
Second-lien senior secured debt investments	—	119,356	1,703,509	1,822,865
Unsecured debt investments	—	10,970	262,402	273,372
Preferred equity investments(3)	—	—	400,625	400,625
Common equity investments(1)	1,411	—	1,131,331	1,132,742
Subtotal	$1,411	$143,251	$12,383,853	$12,528,515
Investments measured at NAV(2)	—	—	—	364,428
Total Investments at fair value	$1,411	$143,251	$12,383,853	$12,892,943
_______________
(1)Includes equity investment in Wingspire, Amergin AssetCo, and Fifth Season.
(2)Includes equity investment in OBDC SLF.
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
(2)Includes equity investment in OBDC SLF.

The tables below present the changes in the fair value of investments for which Level 3 inputs were used to determine the fair value as of and for the following periods:

Blue Owl Capital Corporation
Notes to Consolidated Financial Statements (Unaudited) - Continued

	As of and for the Three Months Ended June 30, 2023
($ in thousands)	First-lien senior secured debt investments	Second-lien senior secured debt investments	Unsecured debt investments	Preferred equity investments	Common equity investments	Total
Fair value, beginning of period	$9,276,243	$1,761,897	$262,191	$388,592	$1,054,731	$12,743,654
Purchases of investments, net	219,212	—	—	1,990	61,122	282,324
Payment-in-kind	42,671	3,924	5,259	10,094	179	62,127
Proceeds from investments, net	(643,017)	(35,851)	—	(1,589)	—	(680,457)
Net change in unrealized gain (loss)	(4,404)	(1,025)	5,707	1,302	15,299	16,879
Net realized gains (losses)	118	—	—	—	—	118
Net amortization/accretion of discount/premium on investments	8,168	1,126	115	236	—	9,645
Transfers between investment types	—	—	—	—	—	—
Transfers into (out of) Level 3(1)	(13,005)	(26,562)	(10,870)	—	—	(50,437)
Fair value, end of period	$8,885,986	$1,703,509	$262,402	$400,625	$1,131,331	$12,383,853
_______________
(1)Transfers between levels, if any, are recognized at the beginning of the period in which the transfers occur. For the period ended June 30, 2023, transfers out of Level 3 into Level 2 were a result of changes in the observability of significant inputs for certain portfolio companies.

	As of and for the Six Months Ended June 30, 2023
($ in thousands)	First-lien senior secured debt investments	Second-lien senior secured debt investments	Unsecured debt investments	Preferred equity investments	Common equity investments	Total
Fair value, beginning of period	$9,279,179	$1,817,286	$237,440	$355,261	$977,111	$12,666,277
Purchases of investments, net	365,149	(10)	—	21,921	98,375	485,435
Payment-in-kind	70,253	7,715	13,458	21,072	342	112,840
Proceeds from investments, net	(784,653)	(55,050)	(193)	(1,590)	(12,400)	(853,886)
Net change in unrealized gain (loss)	53,988	5,002	11,491	3,538	20,084	94,103
Net realized gains (losses)	(52,365)	—	(23)	—	—	(52,388)
Net amortization/accretion of discount/premium on investments	15,625	2,051	229	471	—	18,376
Transfers between investment types	(47,819)	—	—	—	47,819	—
Transfers into (out of) Level 3(1)	(13,371)	(73,485)	—	(48)	—	(86,904)
Fair value, end of period	$8,885,986	$1,703,509	$262,402	$400,625	$1,131,331	$12,383,853
_______________
(1)Transfers between levels, if any, are recognized at the beginning of the period in which the transfers occur. For the period ended June 30, 2023, transfers out of Level 3 into Level 2 were a result of changes in the observability of significant inputs for certain portfolio companies.

Blue Owl Capital Corporation
Notes to Consolidated Financial Statements (Unaudited) - Continued

	As of and for the Three Months Ended June 30, 2022
($ in thousands)	First-lien senior secured debt investments	Second-lien senior secured debt investments	Unsecured debt investments	Preferred equity investments	Common equity investments	Total
Fair value, beginning of period	$9,435,175	$1,780,538	$266,195	$238,998	$645,507	$12,366,413
Purchases of investments, net	1,625,590	193,947	19,849	66,943	98,329	2,004,658
Payment-in-kind	27,417	3,307	2,916	5,845	155	39,640
Proceeds from investments, net	(1,773,839)	(193,072)	—	—	(25,753)	(1,992,664)
Net change in unrealized gain (loss)	(81,700)	(56,130)	(19,295)	(15,197)	12,088	(160,234)
Net realized gains (losses)	(49)	—	—	—	—	(49)
Net amortization of discount on investments	10,094	844	87	177	—	11,202
Transfers into (out of) Level 3(1)	—	34,545	—	—	—	34,545
Fair value, end of period	$9,242,688	$1,763,979	$269,752	$296,766	$730,326	$12,303,511
_______________
(1)Transfers between levels, if any, are recognized at the beginning of the period in which the transfers occur. For the three months ended June 30, 2022, transfers in to and out of Level 3 into Level 2 were a result of changes in the observability of significant inputs for certain portfolio companies.

	As of and for the Six Months Ended June 30, 2022
($ in thousands)	First-lien senior secured debt investments	Second-lien senior secured debt investments	Unsecured debt investments	Preferred equity investments	Common equity investments	Total
Fair value, beginning of period	$9,539,774	$1,921,447	$196,485	$260,869	$571,616	$12,490,191
Purchases of investments, net	2,924,093	300,964	89,239	73,940	279,427	3,667,663
Payment-in-kind	44,953	5,741	8,778	9,431	308	69,211
Proceeds from investments, net	(3,152,864)	(324,109)	—	(33,693)	(128,731)	(3,639,397)
Net change in unrealized gain (loss)	(133,211)	(75,265)	(24,942)	(19,229)	7,706	(244,941)
Net realized gains (losses)	176	—	—	4,482	—	4,658
Net amortization of discount on investments	20,281	1,966	192	966	—	23,405
Transfers into (out of) Level 3(1)	(514)	(66,765)	—	—	—	(67,279)
Fair value, end of period	$9,242,688	$1,763,979	$269,752	$296,766	$730,326	$12,303,511
_______________
(1)Transfers between levels, if any, are recognized at the beginning of the period in which the transfers occur. For the six months ended June 30, 2022, transfers in to and out of Level 3 into Level 2 were a result of changes in the observability of significant inputs for certain portfolio companies.

Blue Owl Capital Corporation
Notes to Consolidated Financial Statements (Unaudited) - Continued
The table below presents the net change in unrealized gains on investments for which Level 3 inputs were used in determining the fair value that are still held by the Company for the following periods:

	Net change in unrealized gain (loss) for the Three Months Ended June 30, 2023 on Investments Held at June 30, 2023	Net change in unrealized gain (loss) for the Three Months Ended June 30, 2022 on Investments Held at June 30, 2022
First-lien senior secured debt investments	$(2,231)	$(75,853)
Second-lien senior secured debt investments	(1,139)	(53,333)
Unsecured debt investments	5,707	(19,293)
Preferred equity investments	1,302	(15,197)
Common equity investments	15,298	12,090
Total Investments	$18,937	$(151,586)

	Net change in unrealized gain (loss) for the Six Months Ended June 30, 2023 on Investments Held at June 30, 2023	Net change in unrealized gain (loss) for the Six Months Ended June 30, 2022 on Investments Held at June 30, 2022
First-lien senior secured debt investments	$6,169	$(126,594)
Second-lien senior secured debt investments	5,001	(72,553)
Unsecured debt investments	11,491	(24,942)
Preferred equity investments	3,538	(18,970)
Common equity investments	67,902	2,434
Total Investments	$94,101	$(240,625)

Blue Owl Capital Corporation
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

As of June 30, 2023
($ in thousands)	Fair Value	Valuation Technique	Unobservable Input	(Range) Weighted Average	Impact to Valuation from an Increase in Input
First-lien senior secured debt investments	$7,864,981	Yield Analysis	Market Yield	(9.1% - 27.2%) 13.3%	Decrease
	962,123	Recent Transaction	Transaction Price	(97.0% - 99.5%) 99.1%	Increase
	58,882	Collateral Analysis	Recovery Rate	(57.0% - 87.0%) 85.0%	Increase
Second-lien senior secured debt investments	$1,697,460	Yield Analysis	Market Yield	(12.8% - 28.0%) 15.9%	Decrease
	6,049	Collateral Analysis	Recovery Rate	(9.5% - 9.5%) 9.5%	Increase
Unsecured debt investments	$256,630	Yield Analysis	Market Yield	(11.5% - 20.9%) 13.5%	Decrease
	5,772	Market Approach	EBITDA Multiple	(13.0x - 13.0x) 13.0x	Increase
Preferred equity investments	$380,954	Yield Analysis	Market Yield	(11.5% - 26.2%) 15.6%	Decrease
	19,626	Recent Transaction	Transaction Price	(100.0% - 100.0%) 100.0%	Increase
	45	Market Approach	EBITDA Multiple	(11.3x - 11.3x) 11.3x	Increase
Common equity investments	$945,040	Market Approach	EBITDA Multiple	(1.3x - 20.3x) 4.7x	Increase
	34,705	Market Approach	Revenue	(1.0x - 15.8x) 10.8x	Increase
	147,138	Recent Transaction	Transaction Price	(100.0% - 131.1%) 100.3%	Increase
	4,310	Market Approach	Transaction Price	($77.00 - $77.00) $77.00	Increase
	138	Market Approach	Gross Profit	(10.0x - 10.0x) 10.0x	Increase

Blue Owl Capital Corporation
Notes to Consolidated Financial Statements (Unaudited) - Continued

As of December 31, 2022
($ in thousands)	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)	Impact to Valuation from an Increase in Input
First-lien senior secured debt investments	$9,148,610	Yield Analysis	Market Yield	(8.2% - 42.0%) 13.1%	Decrease
	86,606	Recent Transaction	Transaction Price	(97.5% - 99.0%) 97.8%	Increase
	43,963	Collateral Analysis	Recovery Rate	(51.0% - 51.0%) 51.0%	Increase
Second-lien senior secured debt investments	$1,806,340	Yield Analysis	Market Yield	(12.6% - 21.0%) 16.0%	Decrease
	6,048	Collateral Analysis	Recovery Rate	(9.5% - 9.5%) 9.5%	Increase
	4,898	Recent Transaction	Transaction Price	(98.0% - 98.0%) 98.0%	Increase
Unsecured debt investments	$232,280	Yield Analysis	Market Yield	(10.4% - 20.2%) 12.4%	Decrease
	5,160	Market Approach	EBITDA Multiple	(14.3x - 14.3x) 14.3x	Increase
Preferred equity investments	$339,821	Yield Analysis	Market Yield	(11.9% - 17.9%) 14.1%	Decrease
	15,395	Recent Transaction	Transaction Price	(96.5% - 100.0%) 97.9%	Increase
	45	Market Approach	EBITDA Multiple	(11.5x - 11.5x) 11.5x	Increase
Common equity investments	$848,356	Market Approach	EBITDA Multiple	(1.2x - 23.3x) 5.5x	Increase
	25,241	Market Approach	Revenue	(0.8x - 16.6x) 12.2x	Increase
	99,210	Recent Transaction	Transaction Price	(100% - 100%) 100%	Increase
	4,215	Market Approach	Transaction Price	($75.31 - $75.31) $75.31	Increase
	89	Market Approach	Gross Profit	(8.5x - 8.5x) 8.5x	Increase

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

Blue Owl Capital Corporation
Notes to Consolidated Financial Statements (Unaudited) - Continued
Debt Not Carried at Fair Value
Fair value is estimated by discounting remaining payments using applicable current market rates, which take into account changes in the Company’s marketplace credit ratings, or market quotes, if available. The table below presents the carrying and fair values of the Company’s debt obligations as of the following periods:

	June 30, 2023		December 31, 2022
($ in thousands)	Net Carrying Value(1)	Fair Value	Net Carrying Value(2)	Fair Value
Revolving Credit Facility	$377,237	$377,237	$542,453	$542,453
SPV Asset Facility II	135,524	135,524	245,368	245,368
SPV Asset Facility III	—	—	249,372	249,372
CLO I	387,487	387,487	387,321	387,321
CLO II	257,347	257,347	257,206	257,206
CLO III	258,207	258,207	258,145	258,145
CLO IV	287,987	287,987	287,777	287,777
CLO V	506,889	506,889	506,792	506,792
CLO VI	258,325	258,325	258,271	258,271
CLO VII	237,238	237,238	237,155	237,155
CLO X	258,072	258,072	—	—
2024 Notes	388,496	395,000	384,851	395,000
2025 Notes	422,050	399,500	421,242	399,500
July 2025 Notes	496,222	462,500	495,347	462,500
2026 Notes	494,232	462,500	493,162	461,250
July 2026 Notes	985,271	887,500	982,993	875,000
2027 Notes	439,434	425,000	438,332	412,500
2028 Notes	837,158	692,750	835,957	673,625
Total Debt	$7,027,176	$6,689,063	$7,281,744	$6,909,235
_______________
(1)The carrying value of the Company’s Revolving Credit Facility, SPV Asset Facility II, CLO I, CLO II, CLO III, CLO IV, CLO V, CLO VI, CLO VII, CLO X, 2024 Notes, 2025 Notes, July 2025 Notes, 2026 Notes, July 2026 Notes, 2027 Notes and 2028 Notes are presented net of deferred financing costs of $12.9 million, $4.5 million, $2.5 million, $2.7 million, $1.8 million, $4.5 million, $2.7 million, $1.7 million, $1.9 million, $1.9 million, $1.8 million, $3.0 million, $3.8 million, $5.8 million, $14.7 million, $7.0 million and $12.8 million, respectively.
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

The below table presents the fair value measurements of the Company’s debt obligations as of the following periods:

($ in thousands)	June 30, 2023	December 31, 2022
Level 1	$—	$—
Level 2	3,724,750	3,679,375
Level 3	2,964,313	3,229,860
Total Debt	$6,689,063	$6,909,235
Financial Instruments Not Carried at Fair Value
As of June 30, 2023 and December 31, 2022, the carrying amounts of the Company’s assets and liabilities, other than investments at fair value and debt, approximate fair value due to their short maturities.

Blue Owl Capital Corporation
Notes to Consolidated Financial Statements (Unaudited) - Continued
Note 6. Debt
In accordance with the 1940 Act, with certain limitations, the Company is allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 150%. As of June 30, 2023 and December 31, 2022, the Company’s asset coverage was 183% and 179%, respectively.
The below tables present the debt obligations for the following periods:

	June 30, 2023
($ in thousands)	Aggregate Principal Committed	Outstanding Principal	Amount Available(1)	Net Carrying Value(2)
Revolving Credit Facility(3)(5)	$1,795,000	$390,175	$1,359,048	$377,237
SPV Asset Facility II	250,000	140,000	110,000	135,524
CLO I	390,000	390,000	—	387,487
CLO II	260,000	260,000	—	257,347
CLO III	260,000	260,000	—	258,207
CLO IV	292,500	292,500	—	287,987
CLO V	509,625	509,625	—	506,889
CLO VI	260,000	260,000	—	258,325
CLO VII	239,150	239,150	—	237,238
CLO X	260,000	260,000	—	258,072
2024 Notes(4)	400,000	400,000	—	388,496
2025 Notes	425,000	425,000	—	422,050
July 2025 Notes	500,000	500,000	—	496,222
2026 Notes	500,000	500,000	—	494,232
July 2026 Notes	1,000,000	1,000,000	—	985,271
2027 Notes(4)	500,000	500,000	—	439,434
2028 Notes	850,000	850,000	—	837,158
Total Debt	$8,691,275	$7,176,450	$1,469,048	$7,027,176
______________
(1)The amount available reflects any collateral related limitations at the Company level related to each credit facility’s borrowing base.
(2)The carrying value of the Company’s Revolving Credit Facility, SPV Asset Facility II, CLO I, CLO II, CLO III, CLO IV, CLO V, CLO VI, CLO VII, CLO X, 2024 Notes, 2025 Notes, July 2025 Notes, 2026 Notes, July 2026 Notes, 2027 Notes and 2028 Notes are presented net of deferred financing costs of $12.9 million, $4.5 million, $2.5 million, $2.7 million, $1.8 million, $4.5 million, $2.7 million, $1.7 million, $1.9 million, $1.9 million, $1.8 million, $3.0 million, $3.8 million, $5.8 million, $14.7 million, $7.0 million and $12.8 million respectively.
(3)Includes the unrealized translation gain (loss) on borrowings denominated in foreign currencies.
(4)Inclusive of change in fair market value of effective hedge.
(5)The amount available is reduced by $45.8 million of outstanding letters of credit.

Blue Owl Capital Corporation
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
(4)Inclusive of change in fair market value of effective hedge.
(5)The amount available is reduced by $44.8 million of outstanding letters of credit.

The table below presents the components of interest expense for the following periods:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
($ in thousands)	2023	2022	2023	2022
Interest expense	$102,141	$58,185	$200,468	$110,832
Amortization of debt issuance costs	7,562	8,697	14,426	14,807
Net change in unrealized gain (loss) on effective interest rate swaps and hedged items(1)	314	465	(922)	3,087
Total Interest Expense	$110,017	$67,347	$213,972	$128,726
Average interest rate	5.4%	3.2%	5.3%	3.1%
Average daily borrowings	$7,432,693	$7,131,423	$7,464,970	$7,141,675
______________
(1)Refer to the 2023 Notes, 2024 Notes and 2027 Notes for details on each facility’s interest rate swap.

Blue Owl Capital Corporation
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
The maximum principal amount of the Revolving Credit Facility is $1.8 billion (decreased from $1.86 billion on April 4, 2023), subject to availability under the borrowing base, which is based on the Company’s portfolio investments and other outstanding indebtedness. Maximum capacity under the Revolving Credit Facility may be increased to $2.8 billion through the Company’s exercise of an uncommitted accordion feature through which existing and new lenders may, at their option, agree to provide additional financing. The Revolving Credit Facility includes a $200 million limit for swingline loans and is secured by a perfected first-priority interest in substantially all of the portfolio investments held by the Company and each Guarantor, subject to certain exceptions.
The availability period under the Revolving Credit Facility terminated on March 31, 2023, with respect to $60 million of commitments, and will terminate on September 3, 2024, with respect to $15 million of commitments (together, the "Non-Extending Commitments"), and on August 26, 2026, with respect to the remaining commitments (such remaining commitments, the "Extending Commitments") (together, the “Revolving Credit Facility Commitment Termination Date”). The Revolving Credit Facility will mature on September 3, 2025, with respect to $15 million of commitments, and on August 26, 2027, with respect to the remaining commitments (together, the “Revolving Credit Facility Maturity Date”). During the period from the earliest Revolving Credit Facility Commitment Termination Date to the final Revolving Credit Facility Maturity Date, the Company will be obligated to make mandatory prepayments under the Revolving Credit Facility out of the proceeds of certain asset sales and other recovery events and equity and debt issuances.
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

Blue Owl Capital Corporation
Notes to Consolidated Financial Statements (Unaudited) - Continued
SPV Asset Facilities
SPV Asset Facility II
On May 22, 2018, ORCC Financing II LLC (“ORCC Financing II”), a Delaware limited liability company and subsidiary of the Company, entered into a Credit Agreement (as amended, the “SPV Asset Facility II”), with ORCC Financing II, as Borrower, the lenders from time to time parties thereto (the “SPV Asset Facility II Lenders”), Natixis, New York Branch, as Administrative Agent, State Street Bank and Trust Company, as Collateral Agent, and Cortland Capital Market Services LLC as Document Custodian. The parties to the SPV Asset Facility II have entered into various amendments, including to admit new lenders, increase or decrease the maximum principal amount available under the facility, extend the availability period and maturity date, change the interest rate and make various other changes. The following describes the terms of SPV Asset Facility II amended through April 17, 2023 (the “SPV Asset Facility II Eighth Amendment Date”).
From time to time, the Company sells and contributes certain investments to ORCC Financing II pursuant to a sale and contribution agreement by and between the Company and ORCC Financing II. No gain or loss will be recognized as a result of the contribution. Proceeds from the SPV Asset Facility II will be used to finance the origination and acquisition of eligible assets by ORCC Financing II, including the purchase of such assets from the Company. The Company retains a residual interest in assets contributed to or acquired by ORCC Financing II through the Company’s ownership of ORCC Financing II. The maximum principal amount of the SPV Asset Facility II as of the SPV Asset Facility II Eighth Amendment Date is $250 million (which consists of $250 million of revolving commitments). The availability of this amount is subject to an overcollateralization ratio test, which is based on the value of ORCC Financing II’s assets from time to time, and satisfaction of certain conditions, including an interest coverage ratio test, certain concentration limits and collateral quality tests.
The SPV Asset Facility II provides for the ability to draw and redraw revolving loans under the SPV Asset Facility II through April 22, 2025, unless the revolving commitments are terminated sooner as provided in the SPV Asset Facility II (the “SPV Asset Facility II Commitment Termination Date”). Unless otherwise terminated, the SPV Asset Facility II will mature on April 17, 2033 (the “SPV Asset Facility II Stated Maturity”). Prior to the SPV Asset Facility II Stated Maturity, proceeds received by ORCC Financing II from principal and interest, dividends, or fees on assets must be used to pay fees, expenses and interest on outstanding borrowings, and the excess may be returned to the Company, subject to certain conditions. On the SPV Asset Facility II Stated Maturity, ORCC Financing II must pay in full all outstanding fees and expenses and all principal and interest on outstanding borrowings, and the excess may be returned to the Company.
With respect to revolving loans, amounts drawn bear interest at Term SOFR (or, in the case of certain lenders that are commercial paper conduits, the lower of their cost of funds and Term SOFR plus 0.40%) plus a spread of 2.75% during the period April 17, 2023 to the date on which the reinvestment period ends. From April 17, 2023 to the SPV Asset Facility II Commitment Termination Date, there is a commitment fee of 0.625% per annum on the undrawn amount, if any, of the revolving commitments in the SPV Asset Facility II. The SPV Asset Facility II contains customary covenants, including certain financial maintenance covenants, limitations on the activities of ORCC Financing II, including limitations on incurrence of incremental indebtedness, and customary events of default. The SPV Asset Facility II is secured by a perfected first priority security interest in the assets of ORCC Financing II and on any payments received by ORCC Financing II in respect of those assets. Assets pledged to the SPV Asset Facility II Lenders will not be available to pay the debts of the Company.
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

Blue Owl Capital Corporation
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

Blue Owl Capital Corporation
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
CLOs
CLO I
On May 28, 2019 (the “CLO I Closing Date”), the Company completed a $596 million term debt securitization transaction (the “CLO I Transaction”), also known as a collateralized loan obligation transaction, which is a form of secured financing incurred by the Company. The secured notes and preferred shares issued in the CLO I Transaction and the secured loan borrowed in the CLO I Transaction were issued and incurred, as applicable, by the Company’s consolidated subsidiaries Owl Rock CLO I, Ltd., an exempted company incorporated in the Cayman Islands with limited liability (the “CLO I Issuer”), and Owl Rock CLO I, LLC, a Delaware limited liability company (the “CLO I Co-Issuer” and together with the CLO I Issuer, the “CLO I Issuers”) and are backed by a portfolio of collateral obligations consisting of middle market loans and participation interests in middle market loans as well as by other assets of the CLO I Issuer. The following describes the terms of the CLO I Transaction as amended through June 28, 2023 (the “CLO I Indenture Amendment Date”).
In the CLO I Transaction the CLO I Issuers (A) issued the following notes pursuant to an indenture and security agreement dated as of the CLO I Closing Date (as amended by the supplemental indenture dated as of the CLO I Indenture Amendment Date by and among the CLO I Issuer, the CLO I Co-Issuer and State Street Bank and Trust Company, the “CLO I Indenture”), by and among the CLO I Issuers and State Street Bank and Trust Company: (i) $242 million of AAA(sf) Class A Notes, which bear interest at term SOFR (plus a spread adjustment) plus 1.80%, (ii) $30 million of AAA(sf) Class A-F Notes, which bear interest at a fixed rate of 4.165%, and (iii) $68 million of AA(sf) Class B Notes, which bear interest at term SOFR (plus a spread adjustment) plus 2.70% (together, the “CLO I Notes”) and (B) borrowed $50 million under floating rate loans (the “Class A Loans” and together with the CLO I Notes, the “CLO I Debt”), which bear interest at term SOFR (plus a spread adjustment) plus 1.80%, under a credit agreement (the “CLO I Credit Agreement”), dated as of the CLO I Closing Date, by and among the CLO I Issuers, as borrowers, various financial institutions, as lenders, and State Street Bank and Trust Company, as collateral trustee and loan agent. The Class A Loans may be exchanged by the lenders for Class A Notes at any time, subject to certain conditions under the CLO I Credit Agreement and the CLO I Indenture. The CLO I Debt is scheduled to mature on May 20, 2031. The CLO I Notes were privately placed by Natixis Securities Americas, LLC and SG Americas Securities, LLC.
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
Through May 20, 2023, a portion of the proceeds received by the CLO I Issuer from the loans securing the CLO I Debt could be used by the CLO I Issuer to purchase additional middle market loans under the direction of the Adviser as the collateral manager for the CLO I Issuer and in accordance with the Company’s investing strategy and ability to originate eligible middle market loans.

Blue Owl Capital Corporation
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

Blue Owl Capital Corporation
Notes to Consolidated Financial Statements (Unaudited) - Continued
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

Blue Owl Capital Corporation
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

Blue Owl Capital Corporation
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

Blue Owl Capital Corporation
Notes to Consolidated Financial Statements (Unaudited) - Continued
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
Concurrently with the issuance of the CLO VI Secured Notes, the CLO VI Issuer issued approximately $137.78 million of subordinated securities in the form of 137,775 preferred shares at an issue price of U.S. $1,000 per share (the “CLO VI Preferred Shares”). The CLO VI Preferred Shares were issued by the CLO VI Issuer as part of its issued share capital and are not secured by the collateral securing the CLO VI Secured Notes. The Company purchased all of the CLO VI Preferred Shares, and as such, these securities are eliminated in consolidation. The Company acts as retention holder in connection with the CLO VI Transaction for the purposes of satisfying certain U.S., United Kingdom and European Union regulations requiring sponsors of securitization transactions to retain exposure to the performance of the securitized assets and as such is required to retain a portion of the CLO VI Preferred Shares.
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

Blue Owl Capital Corporation
Notes to Consolidated Financial Statements (Unaudited) - Continued
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

Blue Owl Capital Corporation
Notes to Consolidated Financial Statements (Unaudited) - Continued
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

Blue Owl Capital Corporation
Notes to Consolidated Financial Statements (Unaudited) - Continued
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
In connection with the issuance of the 2024 Notes, on April 10, 2019 the Company entered into centrally cleared interest rate swaps. The notional amount of the interest rate swaps is $400 million. The Company will receive fixed rate interest at 5.25% and pay variable rate interest based on one-month LIBOR plus 2.937%. The interest rate swaps mature on April 10, 2024. For the three and six months ended June 30, 2023, the Company made periodic payments of $9.5 million and $9.5 million, respectively. For the three and six months ended June 30, 2022, the Company made periodic payments of $4.3 million and $4.3 million, respectively.The interest

Blue Owl Capital Corporation
Notes to Consolidated Financial Statements (Unaudited) - Continued
expense related to the 2024 Notes is equally offset by the proceeds received from the interest rate swaps. The swap adjusted interest expense is included as a component of interest expense on the Company’s Consolidated Statements of Operations. As of June 30, 2023 and December 31, 2022, the interest rate swap had a fair value of $(9.9) million and $(13.1) million, respectively. Depending on the nature of the balance at period end, the fair value of the interest rate swap is either included as a component of accrued expenses and other liabilities or prepaid expenses and other assets on the Company’s Consolidated Statements of Assets and Liabilities. The change in fair value of the interest rate swap is offset by the change in fair value of the 2024 Notes, with the remaining difference included as a component of interest expense on the Consolidated Statements of Operations.
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

Blue Owl Capital Corporation
Notes to Consolidated Financial Statements (Unaudited) - Continued
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
In connection with the issuance of the 2027 Notes, on April 26, 2021, the Company entered into centrally cleared interest rate swaps. The notional amount of the interest rate swaps is $500 million. The Company will receive fixed rate interest at 2.625% and pay variable rate interest based on one-month LIBOR plus 1.655%. The interest rate swaps mature on January 15, 2027. For the three months ended June 30, 2023 the Company made no periodic payments and for the six months ended June 30, 2023 the Company made $5.9 million in periodic payments. For the three months ended June 30, 2022 the Company made no periodic payments and for the six months ended June 30, 2022 the Company made $2.0 million in periodic payments. The interest expense related to the 2027 Notes is equally offset by the proceeds received from the interest rate swaps. The swap adjusted interest expense is included as a component of interest expense on the Company’s Consolidated Statements of Operations. As of June 30, 2023 and December 31, 2022, the interest rate swap had a fair value of $(55.9) million and $(56.4) million, respectively. Depending on the nature of the balance at period end, the fair value of the interest rate swaps is either included as a component of accrued expenses and other liabilities or prepaid expenses and other assets on the Company’s Consolidated Statements of Assets and Liabilities. The change in fair value of the interest rate swaps is offset by the change in fair value of the 2027 Notes, with the remaining difference included as a component of interest expense on the Consolidated Statements of Operations.
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

Blue Owl Capital Corporation
Notes to Consolidated Financial Statements (Unaudited) - Continued

Note 7. Commitments and Contingencies
Portfolio Company Commitments
From time to time, the Company may enter into commitments to fund investments. The table below presents outstanding commitments to fund investments in current portfolio companies as of the following periods:

Portfolio Company	Investment	June 30, 2023	December 31, 2022
($ in thousands)
3ES Innovation Inc. (dba Aucerna)	First lien senior secured revolving loan	$2,193	$2,193
AAM Series 1.1 Rail and Domestic Intermodal Feeder, LLC	LLC Interest	38,884	45,000
AAM Series 2.1 Aviation Feeder, LLC	LLC Interest	26,056	43,432
ABB/Con-cise Optical Group LLC	First lien senior secured revolving loan	—	354
Accela, Inc.	First lien senior secured revolving loan	3,000	3,000
Adenza Group, Inc.	First lien senior secured delayed draw term loan	8,331	8,331
Adenza Group, Inc.	First lien senior secured revolving loan	18,227	18,227
AmeriLife Holdings LLC	First lien senior secured delayed draw term loan	61	61
AmeriLife Holdings LLC	First lien senior secured revolving loan	76	91
AmSpec Group, Inc. (fka AmSpec Services Inc.)	First lien senior secured revolving loan	7,034	11,388
Anaplan, Inc.	First lien senior secured revolving loan	9,722	9,722
Apex Service Partners, LLC	First lien senior secured revolving loan	50	19
Apptio, Inc.	First lien senior secured revolving loan	1,945	1,112
Aramsco, Inc.	First lien senior secured revolving loan	—	6,703
Armstrong Bidco Limited (dba The Access Group)	First lien senior secured delayed draw term loan	157	273
Ascend Buyer, LLC (dba PPC Flexible Packaging)	First lien senior secured revolving loan	565	565
Associations, Inc.	First lien senior secured delayed draw term loan	17,370	45,792
Associations, Inc.	First lien senior secured revolving loan	32,923	32,923
Bayshore Intermediate #2, L.P. (dba Boomi)	First lien senior secured revolving loan	5,530	4,607
BCPE Osprey Buyer, Inc. (dba PartsSource)	First lien senior secured delayed draw term loan	28,014	28,014
BCPE Osprey Buyer, Inc. (dba PartsSource)	First lien senior secured revolving loan	7,377	11,855
BCTO BSI Buyer, Inc. (dba Buildertrend)	First lien senior secured revolving loan	8,036	8,036
Blend Labs, Inc.	First lien senior secured revolving loan	7,500	7,500
BP Veraison Buyer, LLC (dba Sun World)	First lien senior secured delayed draw term loan	—	29,054
BP Veraison Buyer, LLC (dba Sun World)	First lien senior secured revolving loan	8,716	8,716
Brightway Holdings, LLC	First lien senior secured revolving loan	1,579	3,158
Catalis Intermediate, Inc. (fka GovBrands Intermediate, Inc.)	First lien senior secured delayed draw term loan	1,111	1,111
Catalis Intermediate, Inc. (fka GovBrands Intermediate, Inc.)	First lien senior secured revolving loan	79	79
Centrify Corporation	First lien senior secured revolving loan	6,817	—
Circana Group, L.P. (fka The NPD Group, L.P.)	First lien senior secured revolving loan	1,389	1,329
CivicPlus, LLC	First lien senior secured revolving loan	2,213	2,698
Coupa Holdings, LLC	First lien senior secured delayed draw term loan	70	—
Coupa Holdings, LLC	First lien senior secured revolving loan	54	—
Denali BuyerCo, LLC (dba Summit Companies)	First lien senior secured delayed draw term loan	—	1,719
Denali BuyerCo, LLC (dba Summit Companies)	First lien senior secured revolving loan	2,998	2,998

Blue Owl Capital Corporation
Notes to Consolidated Financial Statements (Unaudited) - Continued

Portfolio Company	Investment	June 30, 2023	December 31, 2022
Diamondback Acquisition, Inc. (dba Sphera)	First lien senior secured delayed draw term loan	1,080	1,080
Douglas Products and Packaging Company LLC	First lien senior secured revolving loan	2,202	2,447
EET Buyer, Inc. (dba e-Emphasys)	First lien senior secured revolving loan	455	455
Entertainment Benefits Group, LLC	First lien senior secured revolving loan	111	44
Evolution BuyerCo, Inc. (dba SIAA)	First lien senior secured revolving loan	10,709	10,709
Forescout Technologies, Inc.	First lien senior secured delayed draw term loan	48,750	48,750
Forescout Technologies, Inc.	First lien senior secured revolving loan	5,345	5,345
Fortis Solutions Group, LLC	First lien senior secured delayed draw term loan	—	13
Fortis Solutions Group, LLC	First lien senior secured revolving loan	400	400
Fullsteam Operations, LLC	First lien senior secured delayed draw term loan	—	3,987
Gainsight, Inc.	First lien senior secured revolving loan	959	3,357
Galls, LLC	First lien senior secured revolving loan	17,791	17,192
Gaylord Chemical Company, L.L.C.	First lien senior secured revolving loan	13,202	13,202
Gerson Lehrman Group, Inc.	First lien senior secured revolving loan	10,782	21,563
GI Apple Midco LLC (dba Atlas Technical Consultants)	First lien senior secured delayed draw term loan	159	—
GI Apple Midco LLC (dba Atlas Technical Consultants)	First lien senior secured revolving loan	79	—
GI Ranger Intermediate, LLC (dba Rectangle Health)	First lien senior secured revolving loan	221	332
Global Music Rights, LLC	First lien senior secured revolving loan	667	667
Granicus, Inc.	First lien senior secured revolving loan	819	789
H&F Opportunities LUX III S.À R.L (dba Checkmarx)	First lien senior secured revolving loan	16,250	16,250
Hercules Borrower, LLC (dba The Vincit Group)	First lien senior secured revolving loan	18,685	18,685
HGH Purchaser, Inc. (dba Horizon Services)	First lien senior secured delayed draw term loan	—	3,824
HGH Purchaser, Inc. (dba Horizon Services)	First lien senior secured revolving loan	165	6,520
Hissho Sushi Merger Sub LLC	First lien senior secured revolving loan	65	56
Hometown Food Company	First lien senior secured revolving loan	4,235	3,388
Ideal Image Development, LLC	First lien senior secured delayed draw term loan	—	1,463
Ideal Image Development, LLC	First lien senior secured revolving loan	1,829	1,829
Ideal Tridon Holdings, Inc.	First lien senior secured revolving loan	—	2,536
IG Investments Holdings, LLC (dba Insight Global)	First lien senior secured revolving loan	3,974	2,384
Indigo Buyer, Inc. (dba Inovar Packaging Group)	First lien senior secured delayed draw term loan	—	250
Indigo Buyer, Inc. (dba Inovar Packaging Group)	First lien senior secured revolving loan	83	83
BradyIFS Holdings, LLC (fka Individual Foodservice Holdings, LLC)	First lien senior secured revolving loan	19,291	21,567
Inovalon Holdings, Inc.	First lien senior secured delayed draw term loan	18,988	18,988
Integrity Marketing Acquisition, LLC	First lien senior secured revolving loan	14,832	14,832
Intelerad Medical Systems Incorporated (fka 11849573 Canada Inc.)	First lien senior secured revolving loan	4,566	—
Interoperability Bidco, Inc. (dba Lyniate)	First lien senior secured revolving loan	3,686	1,522
Kaseya Inc.	First lien senior secured delayed draw term loan	1,065	1,134
Kaseya Inc.	First lien senior secured revolving loan	851	1,134
Lightbeam Bidco, Inc. (dba Lazer Spot)	First lien senior secured delayed draw term loan	595	—
Lightbeam Bidco, Inc. (dba Lazer Spot)	First lien senior secured revolving loan	476	26,833
Lignetics Investment Corp.	First lien senior secured delayed draw term loan	—	3,922
Lignetics Investment Corp.	First lien senior secured revolving loan	157	1,882

Blue Owl Capital Corporation
Notes to Consolidated Financial Statements (Unaudited) - Continued

Portfolio Company	Investment	June 30, 2023	December 31, 2022
Litera Bidco LLC	First lien senior secured revolving loan	5,738	4,160
Mario Purchaser, LLC (dba Len the Plumber)	First lien senior secured delayed draw term loan	3,729	4,880
Mario Purchaser, LLC (dba Len the Plumber)	First lien senior secured revolving loan	1,381	1,381
Medline Borrower, LP	First lien senior secured revolving loan	7,190	7,190
MHE Intermediate Holdings, LLC (dba OnPoint Group)	First lien senior secured revolving loan	11,496	13,361
Milan Laser Holdings LLC	First lien senior secured revolving loan	2,078	2,078
MINDBODY, Inc.	First lien senior secured revolving loan	6,071	6,071
Ministry Brands Holdings, LLC	First lien senior secured delayed draw term loan	197	226
Ministry Brands Holdings, LLC	First lien senior secured revolving loan	43	34
National Dentex Labs LLC (fka Barracuda Dental LLC)	First lien senior secured revolving loan	1,873	171
Natural Partners, LLC	First lien senior secured revolving loan	68	68
Nelipak Holding Company	First lien senior secured USD revolving loan	6,165	6,299
Nelipak Holding Company	First lien senior secured EUR revolving loan	5,458	4,481
NMI Acquisitionco, Inc. (dba Network Merchants)	First lien senior secured delayed draw term loan	3,077	3,077
NMI Acquisitionco, Inc. (dba Network Merchants)	First lien senior secured revolving loan	1,652	1,652
Norvax, LLC (dba GoHealth)	First lien senior secured revolving loan	12,273	12,273
Notorious Topco, LLC (dba Beauty Industry Group)	First lien senior secured delayed draw term loan	6,385	6,385
Notorious Topco, LLC (dba Beauty Industry Group)	First lien senior secured revolving loan	8,939	7,981
OB Hospitalist Group, Inc.	First lien senior secured revolving loan	8,483	9,897
Ole Smoky Distillery, LLC	First lien senior secured revolving loan	116	116
Pacific BidCo Inc.	First lien senior secured delayed draw term loan	3,436	3,436
Patriot Acquisition TopCo S.A.R.L (dba Corza Health, Inc.)	First lien senior secured revolving loan	13,538	10,637
PCF Holdco, LLC (dba PCF Insurance Services)	Series A Preferred Units	5,825	—
Peter C. Foy & Associates Insurance Services, LLC (dba PCF Insurance Services)	First lien senior secured revolving loan	6,161	6,161
Ping Identity Holding Corp.	First lien senior secured revolving loan	91	91
Plasma Buyer LLC (dba PathGroup)	First lien senior secured delayed draw term loan	176	176
Plasma Buyer LLC (dba PathGroup)	First lien senior secured revolving loan	76	76
Pluralsight, LLC	First lien senior secured revolving loan	3,118	3,118
PPV Intermediate Holdings, LLC	First lien senior secured delayed draw term loan	—	110
PPV Intermediate Holdings, LLC	First lien senior secured revolving loan	67	49
Project Power Buyer, LLC (dba PEC-Veriforce)	First lien senior secured revolving loan	3,188	3,188
PS Operating Company LLC (fka QC Supply, LLC)	First lien senior secured revolving loan	1,324	1,159
QAD, Inc.	First lien senior secured revolving loan	3,429	3,429
Quva Pharma, Inc.	First lien senior secured revolving loan	2,160	2,080
Relativity ODA LLC	First lien senior secured revolving loan	7,333	7,333
SailPoint Technologies Holdings, Inc.	First lien senior secured revolving loan	4,358	4,358
Sara Lee Frozen Bakery, LLC (fka KSLB Holdings, LLC)	First lien senior secured revolving loan	2,700	1,980
Securonix, Inc.	First lien senior secured revolving loan	153	153
Sensor Technology Topco, Inc. (dba Humanetics)	First lien senior secured revolving loan	4,525	—
SimpliSafe Holding Corporation	First lien senior secured delayed draw term loan	772	772
Smarsh Inc.	First lien senior secured delayed draw term loan	95	95
Smarsh Inc.	First lien senior secured revolving loan	8	48
Sonny's Enterprises LLC	First lien senior secured delayed draw term loan	1,000	—

Blue Owl Capital Corporation
Notes to Consolidated Financial Statements (Unaudited) - Continued

Portfolio Company	Investment	June 30, 2023	December 31, 2022
Sonny's Enterprises LLC	First lien senior secured revolving loan	17,969	17,969
Spotless Brands, LLC	First lien senior secured revolving loan	1,305	1,305
Summit Acquisition Inc. (dba K2 Insurance Services)	First lien senior secured delayed draw term loan	178	—
Summit Acquisition Inc. (dba K2 Insurance Services)	First lien senior secured revolving loan	89	—
Swipe Acquisition Corporation (dba PLI)	First lien senior secured delayed draw term loan	6,228	6,228
Swipe Acquisition Corporation (dba PLI)	Letter of Credit	7,118	7,118
SWK BUYER, Inc. (dba Stonewall Kitchen)	First lien senior secured delayed draw term loan	—	175
SWK BUYER, Inc. (dba Stonewall Kitchen)	First lien senior secured revolving loan	5	46
Tahoe Finco, LLC	First lien senior secured revolving loan	9,244	9,244
Tall Tree Foods, Inc.	First lien senior secured delayed draw term loan	1,500	—
Tamarack Intermediate, L.L.C. (dba Verisk 3E)	First lien senior secured revolving loan	117	116
Tempo Buyer Corp. (dba Global Claims Services)	First lien senior secured delayed draw term loan	308	308
Tempo Buyer Corp. (dba Global Claims Services)	First lien senior secured revolving loan	95	141
The Shade Store, LLC	First lien senior secured revolving loan	436	655
THG Acquisition, LLC (dba Hilb)	First lien senior secured revolving loan	6,695	8,608
Thunder Purchaser, Inc. (dba Vector Solutions)	First lien senior secured delayed draw term loan	7,018	7,018
Thunder Purchaser, Inc. (dba Vector Solutions)	First lien senior secured revolving loan	603	2,522
Troon Golf, L.L.C.	First lien senior secured revolving loan	21,622	21,622
Ultimate Baked Goods Midco, LLC	First lien senior secured revolving loan	9,946	7,335
Unified Women's Healthcare, LP	First lien senior secured delayed draw term loan	4	33
Unified Women's Healthcare, LP	First lien senior secured revolving loan	88	88
USRP Holdings, Inc. (dba U.S. Retirement and Benefits Partners)	First lien senior secured revolving loan	4,239	4,239
Valence Surface Technologies LLC	First lien senior secured revolving loan	49	49
Velocity HoldCo III Inc. (dba VelocityEHS)	First lien senior secured revolving loan	447	1,072
Walker Edison Furniture Company LLC	First lien senior secured delayed draw term loan	2,248	—
When I Work, Inc.	First lien senior secured revolving loan	925	925
Wingspire Capital Holdings LLC	LLC Interest	49,855	35,855
WU Holdco, Inc. (dba Weiman Products, LLC)	First lien senior secured revolving loan	8,066	9,219
Zendesk, Inc.	First lien senior secured delayed draw term loan	17,352	17,352
Zendesk, Inc.	First lien senior secured revolving loan	7,145	7,145
Total Unfunded Portfolio Company Commitments		$808,440	$926,091
As of June 30, 2023, the Company believed they had adequate financial resources to satisfy the unfunded portfolio company commitments.

Blue Owl Capital Corporation
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
On November 1, 2022, the Board approved the 2022 Stock Repurchase Program (the “2022 Stock Repurchase Program”) under which we may repurchase up to $150 million of our outstanding common stock. Under the 2022 Stock Repurchase Program, purchases may be made at management’s discretion from time to time in open-market transactions, in accordance with all applicable securities laws and regulations. Unless extended by the Board, the 2022 Stock Repurchase Program will terminate 18-months from the date it was approved. Since the 2022 Stock Repurchase Program’s inception, Goldman, Sachs & Co., as agent, has repurchased 4,090,138 shares of the Company’s common stock pursuant to the 2022 Stock Repurchase Plan for approximately $50.0 million as of June 30, 2023.
From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of its business. At June 30, 2023, management was not aware of any material pending or threatened litigation that would require accounting recognition or financial statement disclosure.

Blue Owl Capital Corporation
Notes to Consolidated Financial Statements (Unaudited) - Continued

Note 8. Net Assets
Equity Issuances
The Company has the authority to issue 500,000,000 common shares at $0.01 per share par value.
There were no sales of the Company’s common stock during the six months ended June 30, 2023 and 2022.
Distributions
The tables below present the distributions declared on shares of the Company’s common stock for the following periods:

	For the Six Months Ended June 30, 2023
Date Declared	Record Date	Payment Date	Distribution per Share
February 21, 2023	March 31, 2023	April 14, 2023	$0.33
February 21, 2023 (supplemental dividend)	March 3, 2023	March 17, 2023	$0.04
May 9, 2023	June 30, 2023	July 14, 2023	$0.33
May 9, 2023 (supplemental dividend)	May 31, 2023	June 15, 2023	$0.06

	For the Six Months Ended June 30, 2022
Date Declared	Record Date	Payment Date	Distribution per Share
February 23, 2022	March 31, 2022	May 13, 2022	$0.31
May 4, 2022	June 30, 2022	August 15, 2022	$0.31
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
The following tables presents the shares distributed pursuant to the dividend reinvestment plan for the following periods:

	For the Six Months Ended June 30, 2023
Date Declared	Record Date	Payment Date	Shares
November 2, 2022	March 31, 2023	January 13, 2023	583,495	(1)
February 21, 2023 (supplemental dividend)	March 3, 2023	March 17, 2023	77,157	(1)
February 21, 2023	March 31, 2023	April 14, 2023	558,872	(1)
May 9, 2023 (supplemental dividend)	May 31, 2023	June 15, 2023	84,363	(1)
_______________
(1)Shares purchased in the open market in order to satisfy dividends reinvested under our dividend reinvestment program.

Blue Owl Capital Corporation
Notes to Consolidated Financial Statements (Unaudited) - Continued

	For the Six Months Ended June 30, 2022
Date Declared	Record Date	Payment Date	Shares
November 2, 2021	December 31, 2021	January 31, 2022	814,084
February 23, 2022	March 31, 2022	May 15, 2022	830,764	(1)
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

2022 Stock Repurchase Program

On November 1, 2022, the Board approved the 2022 Stock Repurchase Program under which we may repurchase up to $150 million of our outstanding common stock. Under the 2022 Stock Repurchase Program, purchases may be made at management’s discretion from time to time in open-market transactions, in accordance with all applicable securities laws and regulations. Unless extended by the Board, the 2022 Stock Repurchase Program will terminate 18-months from the date it was approved. Since the 2022 Stock Repurchase Program’s inception, Goldman, Sachs & Co., as agent, has repurchased 4,090,138 shares of the Company’s common stock pursuant to the 2022 Stock Repurchase Plan for approximately $50.0 million. For the period ended June 30, 2023, repurchases under the 2022 Repurchase Program was as follows:

Period ($ in millions, except share and per share amounts)	Total Number of Shares Repurchased	Average Price Paid per Share	Approximate Dollar Value of Shares that have been Purchased Under the Plans	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan
January 1, 2023 - January 31, 2023	1,493,034	$12.19	$18.2	$115.9
February 1, 2023 - February 28, 2023	29,154	$12.98	$0.4	$115.5
March 1, 2023 - March 31, 2023	278,419	$12.61	$3.5	$112.0
April 1, 2023 - April 30, 2023	687,545	$12.65	$8.7	$103.3
May 1, 2023 - May 31, 2023	190,355	$12.53	$2.4	$100.9
June 1, 2023 - June 30, 2023	65,305	$13.50	$0.9	$100.0
Total	2,743,812		$34.1

Note 9. Earnings Per Share

The following table presents the computation of basic and diluted earnings per common share for the following periods:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
($ in thousands, except per share amounts)	2023	2022	2023	2022
Increase (decrease) in net assets resulting from operations	$195,562	$(34,946)	$397,405	$9,039
Weighted average shares of common stock outstanding—basic and diluted	389,930,979	394,184,560	390,487,912	394,246,724
Earnings per common share-basic and diluted	$0.50	$(0.09)	$1.02	$0.02

Blue Owl Capital Corporation
Notes to Consolidated Financial Statements (Unaudited) - Continued

Note 10. Income Taxes
The Company has elected to be treated as a RIC under Subchapter M of the Code, and intends to operate in a manner so as to continue to qualify for the tax treatment applicable to RICs. To qualify for tax treatment as a RIC, the Company must, among other things, distribute to its shareholders in each taxable year generally at least 90% of the Company’s investment company taxable income, as defined by the Code, and net tax-exempt income for that taxable year. In addition, a RIC may, in certain cases, satisfy this distribution requirement by distributing dividends relating to a taxable year after the close of such taxable year under the “spillover dividend” provisions of Subchapter M. To maintain tax treatment as a RIC, the Company, among other things, intends to make the requisite distributions to its shareholders, which generally relieves the Company from corporate-level U.S. federal income taxes.
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
For the three and six months ended June 30, 2023 we recorded U.S. federal income tax expense/(benefit) of $2.4 million and $5.8 million, respectively, including U.S. federal excise tax expense/(benefit) of $1.2 million and $2.7 million, respectively. For the three and six months ended June 30, 2022 we recorded U.S. federal income tax expense/(benefit) of $1.6 million and $2.4 million, respectively, including no U.S. federal excise tax expense/(benefit).
Taxable Subsidiaries
Certain of the Company’s consolidated subsidiaries are subject to U.S. federal and state income taxes. For the three and six months ended June 30, 2023, the Company recorded a current tax expense of $0.5 million and $1.0 million, respectively. For the three and six months ended June 30, 2022, the Company recorded a current tax expense of $0.6 million and $0.6 million, respectively. The income tax expense for the Company’s taxable consolidated subsidiaries will vary depending on the level of investment income earnings and realized gains from the exits of investments held by such taxable subsidiaries during the respective periods.
The Company recorded a net deferred tax liability of $20.8 million and $16.0 million as of June 30, 2023 and December 31, 2022, respectively, for taxable subsidiaries, which is significantly related to GAAP to tax outside basis differences in the taxable subsidiaries' investment in certain partnership interests.

Blue Owl Capital Corporation
Notes to Consolidated Financial Statements (Unaudited) - Continued
Note 11. Financial Highlights
The table below presents the financial highlights for a common share outstanding for the following periods:

	For the Six Months Ended June 30,
($ in thousands, except share and per share amounts)	2023	2022
Per share data:
Net asset value, beginning of period	$14.99	$15.08
Net investment income(1)	0.93	0.63
Net realized and unrealized gain (loss)	0.09	(0.61)
Total from operations	1.02	0.02
Repurchase of common shares(2)	0.01	—
Distributions declared from earnings(2)	(0.76)	(0.62)
Total increase (decrease) in net assets	0.27	(0.60)
Net asset value, end of period	$15.26	$14.48
Shares outstanding, end of period	389,732,875	393,823,013
Per share market value at end of period	$13.42	$12.33
Total Return, based on market value(3)	23.1%	(8.7)%
Total Return, based on net asset value(4)	7.5%	0.4%
Ratios / Supplemental Data(5)
Ratio of total expenses to average net assets(6)	13.8%	9.9%
Ratio of net investment income to average net assets(6)	12.3%	8.5%
Net assets, end of period	$5,948,964	$5,704,446
Weighted-average shares outstanding	390,487,912	394,246,724
Portfolio turnover rate	1.9%	7.6%
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

Blue Owl Capital Corporation
Notes to Consolidated Financial Statements (Unaudited) - Continued

Note 12. Subsequent Events
In preparing these financial statements, the Company has evaluated events and transactions for potential recognition or disclosure through the date of issuance. There are no subsequent events to disclose except for the following:
Blue Owl Capital Corporation was formerly known as “Owl Rock Capital Corporation.” On June 22, 2023, the Company filed Articles of Amendment in the state of Maryland to formally change the Company’s name to “Blue Owl Capital Corporation.” The Company’s new name took effect on July 6, 2023 and the Company's ticker symbol on the New York Stock Exchange changed to “OBDC.”
On July 18, 2023, Owl Rock CLO II, LLC entered into a second supplemental indenture to the CLO II Indenture, which made certain benchmark conforming changes to facilitate the transition of the reference rate applicable to the securities issued under the CLO II Indenture from LIBOR to term SOFR plus a spread adjustment.
On July 18, 2023, Owl Rock CLO III, LLC entered into a second supplemental indenture to the CLO III Indenture, which made certain benchmark conforming changes to facilitate the transition of the reference rate applicable to the securities issued under the CLO II Indenture from LIBOR to term SOFR plus a spread adjustment.
On July 18, 2023, Owl Rock CLO IV, LLC entered into a second supplemental indenture to the CLO IV Indenture, which made certain benchmark conforming changes to facilitate the transition of the reference rate applicable to the securities issued under the CLO IV Indenture from LIBOR to term SOFR plus a spread adjustment.
On July 18, 2023, Owl Rock CLO VI, LLC entered into a supplemental indenture to the CLO VI Indenture, which made certain benchmark conforming changes to facilitate the transition of the reference rate applicable to the securities issued under the CLO VI Indenture from LIBOR to term SOFR plus a spread adjustment.
On August 8, 2023, the Board declared a third quarter dividend of $0.33 per share for stockholders of record as of September 29, 2023, payable on or before October 13, 2023 and a second quarter supplemental of $0.07 per share for stockholders of record as of August 31, 2023, payable on or before September 15, 2023.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The information contained in this section should be read in conjunction with “ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS”. This discussion contains forward-looking statements, which relate to future events or the future performance or financial condition of Blue Owl Capital Corporation and involves numerous risks and uncertainties, including, but not limited to, those described in our Form 10-K for fiscal year December 31, 2022 and our Form 10-Q for the quarter ended March 31, 2023 in “ITEM 1A. RISK FACTORS.” This discussion also should be read in conjunction with the “Cautionary Statement Regarding Forward Looking Statements” set forth on page 1 of this Quarterly Report on Form 10-Q. Actual results could differ materially from those implied or expressed in any forward-looking statements.
Overview
Blue Owl Capital Corporation (fka Owl Rock Capital Corporation) (the “Company”, “we”, “us” or “our”) is a Maryland corporation formed on October 15, 2015. We were formed primarily to originate and make loans to, and make debt and equity investments in, U.S. middle market companies. We invest in senior secured or unsecured loans, subordinated loans or mezzanine loans and, to a lesser extent, equity and equity-related securities including warrants, preferred stock and similar forms of senior equity, which may or may not be convertible into a portfolio company’s common equity. Our investment objective is to generate current income, and to a lesser extent, capital appreciation by targeting investment opportunities with favorable risk-adjusted returns.
We are managed by Blue Owl Credit Advisors LLC (fka Owl Rock Capital Advisors LLC) (“the Adviser” or “our Adviser”). The Adviser is registered with the U.S. Securities and Exchange Commission (the “SEC”) as an investment adviser under the Investment Advisers Act of 1940, as amended (the "Advisers Act"), an indirect affiliate of Blue Owl Capital Inc. ("Blue Owl") (NYSE: OWL) and part of Blue Owl’s Credit platform, which focuses on direct lending. Subject to the overall supervision of our board of directors (“the Board” or “our Board”), the Adviser manages our day-to-day operations, and provides investment advisory and management services to us. The Adviser or its affiliates may engage in certain origination activities and receive attendant arrangement, structuring or similar fees. The Adviser is responsible for managing our business and activities, including sourcing investment opportunities, conducting research, performing diligence on potential investments, structuring our investments, and monitoring our portfolio companies on an ongoing basis through a team of investment professionals.
On July 22, 2019, we closed our initial public offering (“IPO”) and our common stock began trading on the New York Stock Exchange (“NYSE”) on July 18, 2019. Since July 6, 2023, our common stock trades on the NYSE under the symbol "OBDC."
The Adviser also serves as investment adviser to Blue Owl Capital Corporation II (fka Owl Rock Capital Corporation II) and Blue Owl Credit Income Corp. (fka Owl Rock Core Income Corp.).
Blue Owl consists of three investment platforms: (1) Credit, which focuses on direct lending, (2) GP Strategic Capital, which focuses on providing capital to institutional alternative asset managers, and (3) Real Estate, which focuses on real estate strategies. Blue Owl’s Credit platform is comprised of the Adviser, Blue Owl Technology Credit Advisors LLC (“OTCA”), Blue Owl Technology Credit Advisors II LLC (“OTCA II”), Blue Owl Credit Private Fund Advisors LLC (“OPFA”) and Blue Owl Diversified Credit Advisors LLC (“ODCA” and together with the Adviser, OTCA, OTCA II, and OPFA, the “Blue Owl Credit Advisers”), which also are registered investment advisers. As of June 30, 2023, the Adviser and its affiliates had $73.8 billion of assets under management across the Blue Owl Credit platform.
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
The Blue Owl Credit Advisers’ investment allocation policy seeks to ensure equitable allocation of investment opportunities over time between us and other funds managed by our Adviser or its affiliates. As a result of the Order, there could be significant overlap in our investment portfolio and the investment portfolio of the Blue Owl Credit Clients and/or other funds managed by the Adviser or its affiliates that could avail themselves of the exemptive relief and that have an investment objective similar to ours.
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

Our Investment Framework
We are a Maryland corporation organized primarily to originate and make loans to, and make debt and equity investments in, U.S. middle market companies. Our investment objective is to generate current income, and to a lesser extent, capital appreciation by targeting investment opportunities with favorable risk-adjusted returns. Since our Adviser and its affiliates began investment activities in April 2016 through June 30, 2023, our Adviser and its affiliates have originated $78.0 billion aggregate principal amount of investments, of which $74.4 billion of aggregate principal amount of investments prior to any subsequent exits or repayments, was retained by either us or a corporation or fund advised by our Adviser or its affiliates. We seek to participate in transactions sponsored by what we believe to be high-quality private equity and venture capital firms capable of providing both operational and financial resources. We seek to generate current income primarily in U.S. middle market companies, both sponsored and non-sponsored, through direct originations of senior secured loans or originations of unsecured loans, subordinated loans or mezzanine loans, broadly syndicated loans and, to a lesser extent, investments in equity and equity-related securities including warrants, preferred stock and similar forms of senior equity. Our equity investments are typically not control-oriented investments and we may structure such equity investments to include provisions protecting our rights as a minority-interest holder.
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
We target portfolio companies where we can structure larger transactions. As of June 30, 2023, our average debt investment size in each of our portfolio companies was approximately $63.9 million based on fair value. As of June 30, 2023, our portfolio companies, excluding the investment in Blue Owl Capital Corporation Senior Loan Fund LLC (fka ORCC Senior Loan Fund LLC) ("OBDC SLF") and certain investments that fall outside of our typical borrower profile and represent 81.7% of our total debt portfolio based on fair value, had weighted average annual revenue of $852 million, weighted average annual EBITDA of $186 million and an average interest coverage of 1.9x.
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
Revenues
We generate revenues primarily in the form of interest income from the investments we hold. In addition, we generate income from dividends on either direct equity investments or equity interests obtained in connection with originating loans, such as options, warrants or conversion rights. Our debt investments typically have a term of three to ten years. As of June 30, 2023, 98.1% of our debt investments based on fair value bear interest at a floating rate, subject to interest rate floors, in certain cases. Interest on our debt investments is generally payable either monthly or quarterly.
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
Robust Demand for Debt Capital. The middle market is a large addressable market. According to GE Capital’s National Center for the Middle Market mid-year 2022 Middle Market Indicator, there are approximately 200,000 U.S. middle market companies, which have approximately 48 million aggregate employees. Moreover, the U.S. middle market accounts for one-third of private sector gross domestic product (“GDP”). GE defines U.S. middle market companies as those between $10 million and $1 billion in annual revenue, which we believe has significant overlap with our definition of U.S. middle market companies.We believe U.S. middle market companies will continue to require access to debt capital to refinance existing debt, support growth and finance acquisitions. We believe that periods of market volatility, such as the current period of market volatility caused , in part, by elevated inflation, rising interest rates, and current geopolitical conditions have accentuated the advantages of private credit. The availability of capital in the liquid credit market is highly sensitive to market conditions whereas we believe private lending has proven to be a stable and reliable source of capital through periods of volatility. In addition, we believe the large amount of uninvested capital held by funds of private equity firms broadly, estimated by Preqin Ltd., an alternative assets industry data and research company, to be $2.6 trillion as of June 30, 2023, will continue to drive deal activity. We expect that private equity sponsors will continue to pursue acquisitions and leverage their equity investments with secured loans provided by companies such as us.
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
Portfolio and Investment Activity
As of June 30, 2023, based on fair value, our portfolio consisted of 69.1% first lien senior secured debt investments (of which 68% we consider to be unitranche debt investments (including “last out” portions of such loans)), 14.1% second lien senior secured debt investments, 2.1% unsecured debt investments, 3.1% preferred equity investments, 8.8% common equity investments and 2.8% joint ventures.
As of June 30, 2023, our weighted average total yield of the portfolio at fair value and amortized cost was 11.7% and 11.8%, respectively, and our weighted average yield of accruing debt and income producing securities at fair value and amortized cost was 12.2% and 12.2%, respectively. Refer to our weighted average yields and interest rates table for more information on our calculation of weighted average yields. As of June 30, 2023, the weighted average spread of total debt investments was 6.8%.
As of June 30, 2023, we had investments in 187 portfolio companies with an aggregate fair value of $12.9 billion. As of June 30, 2023 we had net leverage of 1.14x debt-to-equity, which is within our target range.

We expect the pace of our originations to vary with the pace of repayments. In periods with lower repayment volume, the pace of our originations is expected to slow. Currently, rising interest rates, reduced refinancing activity and market uncertainty has led to a decline in merger and acquisitions activity which in turn has led to moderate repayments and originations over the quarter. In addition, although the pace of originations remains slow, the credit quality of our portfolio has been consistent. We continue to focus on investing in recession resistant industries that we are familiar with, including service oriented sectors such as software, insurance, food and beverage and healthcare, and on additional financings to our existing borrowers. The majority of our investments are supported by sophisticated financial sponsors who provide operational and financial resources. In addition, the current lending environment is favorable to direct lenders, which gives us the ability to structure the terms and spreads of such deals to include wider spreads, lower loan to values, extended call protection, attractive leverage profiles and credit protections.

Many of the companies in which we invest have experienced relief and are experiencing improved profitability from earlier supply chain disruptions resulting from the pandemic, the war between Russia and Ukraine and elements of geopolitical, economic and financial market instability. In addition, we have seen a moderation in input costs which has helped to offset the impact of rising rates and support growth. These companies are continuing to see solid demand with modest growth in both revenues and EBITDA. However, in the event that the U.S. economy enters into a recession, it is possible that the results of some of the middle market companies similar to those in which we invest could experience deterioration. While we are not seeing signs of an overall, broad deterioration in our results or those of our portfolio companies at this time, there can be no assurance that the performance of certain of our portfolio companies will not be negatively impacted by economic conditions, which could have a negative impact on our future results.

We also continue to invest in specialty financing portfolio companies, including OBDC SLF, Wingspire Capital Holdings LLC (“Wingspire”), Fifth Season Investment LLC ("Fifth Season"), LSI Financing DAC 1 ("LSI Financing"), and AAM Series 1.1 Rail and Domestic Intermodal Feeder, LLC and AAM Series2.1 Aviation Feeder, LLC (collectively, "Amergin AssetCo"). These companies may use our capital to support acquisitions which could continue to lead to increased dividend income supported by well-diversified underlying portfolios. See "Specialty Financing Portfolio Companies."

We are continuing to monitor the effect that market volatility, including as a result of a rising interest rate environment and uncertainty in the banking sector may have on our portfolio companies and our investment activities. Although we anticipate that a shift in consumer demand may lead to a contraction in the economy, we believe that the rapid rise in interest rates will meaningfully benefit our net investment income as we continue to see the impact of interest rates exceeding our interest rate floors. For example, based on interest rate elections in effect as of June 30, 2023, the average base rate on our floating rate debt investments is approximately 5.2% and could increase further as interest contracts reset throughout the three months ended September 30, 2023.
______________
(1)Refer to footnote (1) of our weighted average yields and interest rates table for more information on our calculation of weighted average yields.
The table below presents our investment activity for the following periods (information presented herein is at par value unless otherwise indicated):

	For the Three Months Ended June 30,
($ in thousands)	2023	2022
New investment commitments
Gross originations	$182,955	$824,641
Less: Sell downs	—	(221,256)
Total new investment commitments	$182,955	$603,385
Principal amount of investments funded:
First-lien senior secured debt investments	$110,178	$242,916
Second-lien senior secured debt investments	—	883
Unsecured debt investments	—	20,462
Preferred equity investments	—	42,665
Common equity investments	16,535	15,120
Joint ventures(3)	42,875	19,250
Total principal amount of investments funded	$169,588	$341,296
Principal amount of investments sold or repaid:
First-lien senior secured debt investments	$(528,569)	$(488,251)
Second-lien senior secured debt investments	(35,850)	—
Unsecured debt investments	—	—
Preferred equity investments	(1,589)	—
Common equity investments	(195)	—
Joint ventures(3)	—	—
Total principal amount of investments sold or repaid	$(566,203)	$(488,251)
Number of new investment commitments in new portfolio companies(1)	5	16
Average new investment commitment amount	$23,800	$15,432
Weighted average term for new debt investment commitments (in years)	3.7	5.9
Percentage of new debt investment commitments at floating rates	100.0%	100.0%
Percentage of new debt investment commitments at fixed rates	—%	—%
Weighted average interest rate of new debt investment commitments(2)	11.9%	9.5%
Weighted average spread over applicable base rate of new floating rate debt investment commitments	6.6%	7.2%
______________
(1)Number of new investment commitments represents commitments to a particular portfolio company.
(2)For the three months ended June 30, 2023, assumes each floating rate commitment is subject to the greater of the interest rate floor (if applicable) or 3-month SOFR, which was 5.27% as of June 30, 2023. For the three months ended June 30, 2022, assumes each floating rate commitment is subject to the greater of the interest rate floor (if applicable) or 3-month SOFR, which was 2.12% as of June 30, 2022.
(3)This was disclosed as “Investment funds and vehicles” as of June 30, 2022.

The table below presents our investments as of the following periods:

	June 30, 2023		December 31, 2022
($ in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
First-lien senior secured debt investments(3)	$8,954,884	$8,898,911	$9,388,499	$9,279,179
Second-lien senior secured debt investments	1,889,071	1,822,865	1,934,274	1,860,978
Unsecured debt investments	284,905	273,372	270,714	248,019
Preferred equity investments(4)	403,517	400,625	361,690	355,261
Common equity investments(1)	906,255	1,132,742	772,116	977,927
Joint ventures(2)(5)	385,339	364,428	318,839	288,981
Total Investments	$12,823,971	$12,892,943	$13,046,132	$13,010,345
______________
(1)Includes investment in Wingspire, Amergin AssetCo, and Fifth Season.
(2)Includes investment in OBDC SLF.
(3)68% and 69% of which we consider unitranche loans as of June 30, 2023 and December 31, 2022, respectively.
(4)Includes investment in LSI Financing.
(5)This was disclosed as “Investment funds and vehicles” as of December 31, 2022.

The table below presents investments by industry composition based on fair value as of the following periods:

	June 30, 2023	December 31, 2022
Advertising and media	1.5%	1.5%
Aerospace and defense	2.9	2.8
Asset based lending and fund finance(1)	5.7	4.9
Automotive	2.0	1.5
Buildings and real estate	3.8	3.7
Business services	3.0	2.9
Chemicals	1.5	1.6
Consumer products	3.9	3.9
Containers and packaging	1.3	1.3
Distribution	3.6	4.2
Education	1.0	1.0
Financial services	4.1	5.0
Food and beverage	6.4	6.7
Healthcare equipment and services	4.0	3.9
Healthcare providers and services	4.6	4.5
Healthcare technology	4.7	4.8
Household products	2.3	2.1
Human resource support services	1.5	1.5
Infrastructure and environmental services	1.3	1.2
Insurance(3)	9.8	9.3
Internet software and services	13.4	13.3
Joint ventures(2)(5)	2.8	2.2
Leisure and entertainment	1.8	2.2
Manufacturing	5.7	5.8
Oil and gas	0.3	0.8
Pharmaceuticals(4)	0.2	—
Professional services	4.0	3.5
Specialty retail	2.2	2.2
Transportation	0.7	1.7
Total	100.0%	100.0%
______________
(1)Includes investment in Wingspire and Amergin AssetCo.
(2)Includes investment in OBDC SLF.
(3)Includes equity investment in Fifth Season.
(4)Includes investment in LSI Financing.
(5)This was disclosed as “Investment funds and vehicles” as of December 31, 2022.

The table below presents investments by geographic composition based on fair value as of the following periods:

	June 30, 2023	December 31, 2022
United States:
Midwest	18.0%	17.5%
Northeast	21.1	20.4
South	32.9	34.4
West	20.7	20.6
International	7.3	7.1
Total	100.0%	100.0%

The table below presents the weighted average yields and interest rates of our investments at fair value as of the following periods:

	June 30, 2023	December 31, 2022
Weighted average total yield of portfolio(1)	11.7%	11.0%
Weighted average total yield of debt and income producing securities(1)	12.2%	11.5%
Weighted average interest rate of debt securities	11.9%	11.0%
Weighted average spread over base rate of all floating rate investments	6.7%	6.7%
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
The table below presents the composition of our portfolio on the 1 to 5 rating scale as of the following periods:

	June 30, 2023		December 31, 2022
Investment Rating	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
($ in thousands)
1	$1,441,377	11.1%	$1,636,460	12.6%
2	10,068,295	78.1	9,951,409	76.5
3	1,262,791	9.8	1,268,891	9.7
4	113,849	0.9	103,104	0.8
5	6,631	0.1	50,481	0.4
Total	$12,892,943	100.0%	$13,010,345	100.0%

The table below presents the amortized cost of our performing and non-accrual debt investments as of the following periods:

	June 30, 2023		December 31, 2022
($ in thousands)	Amortized Cost	Percentage	Amortized Cost	Percentage
Performing	$11,006,498	98.9%	$11,367,517	98.1%
Non-accrual	122,362	1.1	225,967	1.9
Total	$11,128,860	100.0%	$11,593,484	100.0%

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

Fifth Season Investments LLC (fka Chapford SMA Partnership, L.P.)
Fifth Season is a portfolio company created to invest in life settlement assets. On July 18, 2022, we made a $15.9 million equity investment in Fifth Season. We increased our investment in Fifth Season on October 17, 2022, November 9, 2022, November 15, 2022, November 29, 2022, February 9, 2023, May 3, 2023, June 1, 2023, June 13, 2023 and June 20, 2023 by $73.6 million, $1.7 million, $7.3 million, $7.0 million, $5.3 million, $5.3 million, $3.5 million, $3.5 million and $3.5 million, respectively. Our investment in Fifth Season is a co-investment with our affiliates in accordance with the terms of the exemptive relief that we received from the SEC. We do not consolidate our equity interest in Fifth Season.
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
Blue Owl Capital Corporation Senior Loan Fund LLC (fka ORCC Senior Loan Fund LLC)
OBDC SLF was formed as a joint venture between us and The Regents of the University of California (“Regents”) and commenced operations on June 20, 2017. OBDC SLF’s principal purpose is to make investments, primarily in senior secured loans that are made to middle-market companies or in broadly syndicated loans. Through June 30, 2021, both we and Regents had a 50% economic ownership in OBDC SLF. Effective as of June 30, 2021, capital commitments to OBDC SLF were increased to an aggregate of $371.5 million. In connection with this change, we increased our economic ownership interest to 87.5% from 50.0% and Regents transferred its remaining economic interest of 12.5% to Nationwide Life Insurance Company (“Nationwide” and together with us, the “Members” and each a “Member”). On July 26, 2022, the Members increased their capital commitments in OBDC SLF to an aggregate of $571.5 million. OBDC SLF is managed by the Members, each of which have equal voting rights. Investment decisions must be approved by each of the Members. Except under certain circumstances, contributions to OBDC SLF cannot be redeemed.
We have determined that OBDC SLF is an investment company under Accounting Standards Codification (“ASC”) 946, however, in accordance with such guidance, we will generally not consolidate our investment in a company other than a wholly owned investment company subsidiary or a controlled operating company whose business consists of providing services to us. Accordingly, we do not consolidate our non-controlling interest in OBDC SLF.
As of June 30, 2023 and December 31, 2022, OBDC SLF had total investments in senior secured debt at fair value of $1.1 billion and $1.0 billion, respectively. The determination of fair value is in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification 820, Fair Value Measurements (“ASC 820”), as amended; however, such fair value is not included in our Board’s valuation process. The following tables presents a summary of OBDC SLF’s portfolio as well as a listing of the portfolio investments in its portfolio as of the following periods:

($ in thousands)	June 30, 2023	December 31, 2022
Total senior secured debt investments(1)	$1,139,146	$1,045,865
Weighted average spread over base rate(1)	4.17%	4.05%
Number of portfolio companies	61	56
Largest funded investment to a single borrower(1)	40,062	40,272
_______________
(1)At par.

Blue Owl Capital Corporation Senior Loan Fund's Portfolio as of June 30, 2023 ($ in thousands) (Unaudited)
Company(1)(2)(4)(5)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(3)	Fair Value	Percentage of Members' Equity
Debt Investments
Aerospace and defense
Applied Composites Holdings, LLC (fka AC&A Enterprises Holdings, LLC)(15)	First lien senior secured loan	S +	6.00%	1/2025	$33,932	$33,812	$29,191	7.0%
Applied Composites Holdings, LLC (fka AC&A Enterprises Holdings, LLC)(13)(15)	First lien senior secured revolving loan	S +	6.00%	1/2025	3,000	2,997	2,581	0.6%
Bleriot US Bidco Inc.(9)(15)	First lien senior secured loan	S +	4.00%	10/2026	25,239	25,162	25,201	6.1%
Dynasty Acquisition Co., Inc. (dba StandardAero Limited)(9)(14)	First lien senior secured loan	S +	3.50%	4/2026	38,500	38,416	38,132	9.1%
					100,671	100,387	95,105	22.8%
Automotive
Holley, Inc.(9)(15)	First lien senior secured loan	S +	3.75%	11/2028	23,069	22,938	19,657	4.7%
Mavis Tire Express Services Topco Corp.(9)(14)	First lien senior secured loan	S +	4.00%	5/2028	2,910	2,892	2,881	0.7%
PAI Holdco, Inc.(7)(9)	First lien senior secured loan	L +	3.75%	10/2027	13,776	13,389	12,733	3.1%
					39,755	39,219	35,271	8.5%
Buildings and Real estate
CoreLogic Inc.(6)(9)	First lien senior secured loan	L +	3.50%	6/2028	7,307	6,853	6,588	1.6%
Wrench Group, LLC.(9)(15)	First lien senior secured loan	S +	4.00%	4/2026	31,842	31,748	31,458	7.6%
					39,149	38,601	38,046	9.2%
Business Services
Capstone Acquisition Holdings, Inc.(14)	First lien senior secured loan	S +	4.75%	11/2027	14,296	14,195	14,260	3.4%
Capstone Acquisition Holdings, Inc.(13)(14)	First lien senior secured delayed draw term loan	S +	4.75%	11/2027	913	907	911	0.2%
CoolSys, Inc.(9)(15)	First lien senior secured loan	S +	4.75%	8/2028	23,141	22,314	21,186	5.1%
CoolSys, Inc.(9)(10)(12)(13)(15)	First lien senior secured delayed draw term loan	S +	4.75%	8/2023	322	172	(30)	—%
ConnectWise, LLC(6)(9)	First lien senior secured loan	L +	3.50%	9/2028	16,745	16,679	16,274	3.9%
LABL, Inc.(9)(14)	First lien senior secured loan	S +	5.00%	10/2028	4,796	4,739	4,742	1.1%
Packers Holdings, LLC(9)(14)	First lien senior secured loan	S +	3.25%	3/2028	16,100	15,800	11,106	2.7%
					76,313	74,806	68,449	16.4%
Chemicals
Aruba Investments Holdings LLC (dba Angus Chemical Company)(6)(9)	First lien senior secured loan	L +	4.00%	11/2027	17,784	17,407	17,131	4.1%
Cyanco Intermediate Corp.(14)	First lien senior secured loan	S +	4.75%	7/2028	4,999	4,850	4,850	1.2%
					22,783	22,257	21,981	5.3%
Consumer Products
Olaplex, Inc.(9)(14)	First lien senior secured loan	S +	3.50%	2/2029	25,063	24,205	23,371	5.6%
					25,063	24,205	23,371	5.6%
Containers and Packaging
BW Holding, Inc.(15)	First lien senior secured loan	S +	4.00%	12/2028	12,135	11,924	11,063	2.7%
Five Star Lower Holding LLC(9)(16)	First lien senior secured loan	S +	4.25%	5/2029	25,691	25,370	25,294	6.0%
Ring Container Technologies Group, LLC (dba Ring Container Technologies)(9)(14)	First lien senior secured loan	S +	3.50%	8/2028	24,625	24,578	24,497	5.9%
Valcour Packaging, LLC(8)(9)	First lien senior secured loan	L +	3.75%	10/2028	6,913	6,894	5,810	1.4%
					69,364	68,766	66,664	16.0%

Blue Owl Capital Corporation Senior Loan Fund's Portfolio as of June 30, 2023 ($ in thousands) (Unaudited)
Company(1)(2)(4)(5)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(3)	Fair Value	Percentage of Members' Equity
Distribution
BCPE Empire Holdings, Inc. (dba Imperial-Dade)(9)(14)	First lien senior secured loan	S +	4.75%	12/2028	24,750	23,825	24,661	5.9%
Dealer Tire, LLC(9)(14)	First lien senior secured loan	S +	4.50%	12/2027	35,803	35,005	35,624	8.6%
SRS Distribution, Inc.(6)(9)	First lien senior secured loan	L +	3.50%	6/2028	9,825	9,770	9,530	2.3%
					70,378	68,600	69,815	16.8%
Education
Spring Education Group, Inc. (fka SSH Group Holdings, Inc.)(7)(9)	First lien senior secured loan	L +	4.00%	7/2025	33,337	33,303	33,039	7.9%
Sophia, L.P.(14)	First lien senior secured loan	S +	4.25%	10/2027	19,800	19,639	19,751	4.7%
					53,137	52,942	52,790	12.6%
Food and beverage
Balrog Acquisition, Inc. (dba Bakemark)(9)(15)	First lien senior secured loan	S +	4.00%	9/2028	24,625	24,424	24,263	5.8%
Dessert Holdings(7)	First lien senior secured loan	L +	4.00%	6/2028	25,588	25,443	23,413	5.6%
Naked Juice LLC (dba Tropicana)(9)(15)	First lien senior secured loan	S +	3.25%	1/2029	1,980	1,976	1,838	0.4%
Sovos Brands Intermediate, Inc.(7)(9)	First lien senior secured loan	L +	3.50%	6/2028	20,724	20,686	20,465	4.9%
					72,917	72,529	69,979	16.7%
Healthcare equipment and services
Cadence, Inc.(15)	First lien senior secured loan	S +	5.00%	5/2025	26,300	26,097	25,480	6.1%
Cadence, Inc.(10)(15)	First lien senior secured revolving loan	S +	5.00%	5/2026	2,202	2,106	2,133	0.5%
Cadence, Inc.(10)(13)(15)	First lien senior secured revolving loan	S +	5.04%	5/2024	4,095	4,076	3,867	0.9%
Confluent Medical Technologies, Inc.(15)	First lien senior secured loan	S +	3.75%	2/2029	4,938	4,917	4,863	1.2%
Medline Intermediate, LP(9)(14)	First lien senior secured loan	S +	3.25%	10/2028	24,688	24,593	24,386	5.9%
Packaging Coordinators Midco, Inc.(9)(15)	First lien senior secured loan	S +	3.50%	11/2027	4,912	4,903	4,834	1.2%
					67,135	66,692	65,563	15.8%
Healthcare providers and services
Confluent Health, LLC(14)	First lien senior secured loan	S +	4.00%	11/2028	24,715	24,616	23,109	5.5%
Corgi Bidco, Inc.(9)(15)	First lien senior secured loan	S +	5.00%	10/2029	14,963	14,136	13,903	3.3%
HAH Group Holding Company LLC(14)	First lien senior secured loan	S +	5.00%	10/2027	8,986	8,730	8,761	2.1%
Phoenix Newco, Inc. (dba Parexel)(9)(14)	First lien senior secured loan	S +	3.25%	11/2028	27,156	27,048	26,912	6.5%
Physician Partners, LLC(9)(14)	First lien senior secured loan	S +	4.00%	12/2028	9,875	9,792	9,258	2.2%
					85,695	84,322	81,943	19.6%
Healthcare technology
Athenahealth, Inc.(14)	First lien senior secured loan	S +	3.50%	2/2029	17,651	17,581	16,968	4.1%
Athenahealth, Inc.(9)(10)(11)(12)(13)	First lien senior secured delayed draw term loan	S +	3.50%	8/2023	—	(3)	(73)	—%
Bracket Intermediate Holding Corp. (15)	First lien senior secured loan	S +	5.00%	5/2028	19,999	19,415	19,600	4.7%
Imprivata, Inc.(9)(14)	First lien senior secured loan	S +	4.25%	12/2027	19,800	19,207	19,493	4.7%
PointClickCare Technologies Inc.(15)	First lien senior secured loan	S +	4.00%	12/2027	9,875	9,755	9,875	2.4%
					67,325	65,955	65,863	15.9%

Blue Owl Capital Corporation Senior Loan Fund's Portfolio as of June 30, 2023 ($ in thousands) (Unaudited)
Company(1)(2)(4)(5)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(3)	Fair Value	Percentage of Members' Equity
Infrastructure and environmental services
CHA Holding, Inc.(15)	First lien senior secured loan	S +	4.50%	4/2025	40,062	39,937	39,661	9.4%
					40,062	39,937	39,661	9.4%
Insurance
Acrisure, LLC(9)(15)	First lien senior secured loan	S +	5.75%	2/2027	9,950	9,513	9,975	2.4%
AssuredPartners, Inc.(9)(14)	First lien senior secured loan	S +	4.25%	2/2027	4,963	4,811	4,947	1.2%
Asurion, LLC(7)(9)	First lien senior secured loan	L +	3.00%	11/2024	7,910	7,902	7,898	1.9%
Broadstreet Partners, Inc.(9)(14)	First lien senior secured loan	S +	4.00%	1/2029	4,999	4,939	4,964	1.2%
Integro Parent Inc.(15)	First lien senior secured loan	S +	12.25% (PIK)	10/2024	3,446	3,446	3,440	0.8%
Integro Parent Inc.(10)(15)	First lien senior secured revolving loan	S +	4.50%	10/2024	694	694	693	0.2%
Hyperion Refinance S.à r.l (dba Howden Group)(9)(14)	First lien senior secured loan	S +	5.10%	4/2030	19,950	19,174	19,850	4.8%
					51,912	50,479	51,767	12.5%
Internet software and services
Barracuda Networks, Inc.(9)(15)	First lien senior secured loan	S +	4.50%	8/2029	24,875	24,203	23,962	5.8%
CDK Global, Inc.(9)(15)	First lien senior secured loan	S +	4.25%	7/2029	24,875	24,211	24,788	6.0%
DCert Buyer, Inc. (dba DigiCert)(9)(15)	First lien senior secured loan	S +	4.00%	10/2026	21,880	21,819	21,654	5.2%
Fortra, LLC (f/k/a Help/Systems Holdings, Inc.)(9)(15)	First lien senior secured loan	S +	4.00%	11/2026	14,771	14,697	13,442	3.2%
					86,401	84,930	83,846	20.2%
Manufacturing
Engineered Machinery Holdings (dba Duravant)(7)(9)	First lien senior secured loan	L +	3.50%	5/2028	34,474	34,344	33,758	8.1%
Gloves Buyer, Inc. (dba Protective Industrial Products)(14)	First lien senior secured loan	S +	4.00%	12/2027	14,800	14,647	14,689	3.6%
Pro Mach Group, Inc.(6)(9)	First lien senior secured loan	L +	4.00%	8/2028	24,632	24,535	24,551	5.9%
					73,906	73,526	72,998	17.6%
Professional Services
Apex Group Treasury, LLC(7)(9)	First lien senior secured loan	L +	3.75%	7/2028	32,520	32,426	32,030	7.6%
Sovos Compliance, LLC(9)(14)	First lien senior secured loan	S +	4.50%	8/2028	25,390	25,256	24,448	5.9%
					57,910	57,682	56,478	13.5%
Telecommunications
EOS U.S. Finco LLC(14)	First lien senior secured loan	S +	6.00%	10/2029	9,609	9,011	9,417	2.3%
EOS U.S. Finco LLC(10)	First lien senior secured loan	S +	6.00%	10/2029	—	(63)	—	—%
Park Place Technologies, LLC(9)(14)	First lien senior secured loan	S +	5.00%	11/2027	14,811	14,406	14,362	3.4%
					24,420	23,354	23,779	5.7%
Transportation
Safe Fleet Holdings(14)	First lien senior secured loan	S +	5.00%	2/2029	14,850	14,454	14,850	3.6%
					14,850	14,454	14,850	3.6%
Total Debt Investments					$1,139,146	$1,123,643	$1,098,219	263.7%
Total Investments					$1,139,146	$1,123,643	$1,098,219	263.7%
_______________
(1)Certain portfolio company investments are subject to contractual restrictions on sales.

(2)Unless otherwise indicated, OBDC SLF’s investments are pledged as collateral supporting the amounts outstanding under OBDC SLF’s credit facility.
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
(6)The interest rate on these loans is subject to 1 month LIBOR, which as of June 30, 2023 was 5.22%.
(7)The interest rate on these loans is subject to 3 month LIBOR, which as of June 30, 2023 was 5.55%.
(8)The interest rate on these loans is subject to 6 month LIBOR, which as of June 30, 2023 was 5.76%.
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
(13)Investment is not pledged as collateral under OBDC SLF’s credit facilities.
(14)The interest rate on these loans is subject to 1 month SOFR, which as of June 30, 2023 was 5.14%.
(15)The interest rate on these loans is subject to 3 month SOFR, which as of June 30, 2023 was 5.27%.
(16)The interest rate on these loans is subject to 6 month SOFR, which as of June 30, 2023 was 5.39%.

Blue Owl Capital Corporation Senior Loan Fund's Portfolio as of December 31, 2022 ($ in thousands)
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

Blue Owl Capital Corporation Senior Loan Fund's Portfolio as of December 31, 2022 ($ in thousands)
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

Blue Owl Capital Corporation Senior Loan Fund's Portfolio as of December 31, 2022 ($ in thousands)
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

Blue Owl Capital Corporation Senior Loan Fund's Portfolio as of December 31, 2022 ($ in thousands)
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
(2)Unless otherwise indicated, OBDC SLF’s investments are pledged as collateral supporting the amounts outstanding under OBDC SLF’s credit facility.
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
(13)Investment is not pledged as collateral under OBDC SLF’s credit facilities.
(14)The interest rate on these loans is subject to 1 month SOFR, which as of December 31, 2022 was 4.36%.
(15)The interest rate on these loans is subject to 3 month SOFR, which as of December 31, 2022 was 4.59%.
(16)The interest rate on these loans is subject to 6 month SOFR, which as of December 31, 2022 was 4.78%.

The table below presents selected balance sheet information for OBDC SLF as of the following periods:

($ in thousands)	June 30, 2023 (Unaudited)	December 31, 2022
Assets
Investments at fair value (amortized cost of $1,123,643 and $1,033,388, respectively)	$1,098,219	$997,385
Cash	48,187	27,914
Interest receivable	7,230	3,920
Prepaid expenses and other assets	4,736	6,108
Total Assets	$1,158,372	$1,035,327
Liabilities
Debt (net of unamortized debt issuance costs of $5,564 and $6,117, respectively)	$712,319	$685,265
Distributions payable	11,900	11,095
Payable for investments purchased	6,603	—
Accrued expenses and other liabilities	11,061	8,703
Total Liabilities	$741,883	$705,063
Members' Equity
Members' Equity	416,489	330,264
Members' Equity	416,489	330,264
Total Liabilities and Members' Equity	$1,158,372	$1,035,327
The table below presents selected statement of operations information for OBDC SLF for the following periods:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
($ in thousands)	2023	2022	2023	2022
Investment Income
Interest income	$26,866	$12,730	$50,509	$22,742
Other income	66	1,009	130	1,221
Total Investment Income	26,932	13,739	50,639	23,963
Expenses
Interest expense	12,737	4,816	24,056	7,546
Professional fees	246	198	488	476
Total Expenses	12,983	5,014	24,544	8,022
Net Investment Income Before Taxes	13,949	8,725	26,095	15,941
Tax expense (benefit)	482	(722)	1,191	(621)
Net Investment Income After Taxes	$13,467	$9,447	$24,904	$16,562
Net Realized and Change in Unrealized Gain (Loss) on Investments
Net change in unrealized gain (loss) on investments	1,903	(29,977)	10,578	(34,209)
Net realized gain on investments	(1,668)	1	(1,645)	20
Total Net Realized and Change in Unrealized Gain (Loss) on Investments	235	(29,976)	8,933	(34,189)
Net Increase in Members' Equity Resulting from Operations	$13,702	$(20,529)	$33,837	$(17,627)

On August 9, 2017, Sebago Lake Financing LLC and SL Lending LLC, wholly-owned subsidiaries of OBDC SLF, entered into a credit facility with Goldman Sachs Bank USA. Goldman Sachs Bank USA serves as the sole lead arranger, syndication agent and administrative agent, and State Street Bank and Trust Company serves as the collateral administrator and agent. The credit facility includes a maximum borrowing capacity of $500 million. On June 22, 2021, Sebago Lake Financing LLC and SL Lending LLC entered into an amendment with Goldman Sachs Bank USA to extend the reinvestment period on the credit facility to October 6, 2021, and again on September 20, 2021, extended the reinvestment period on the credit facility to December 6, 2021. As of June 30, 2023, there was $461.9 million outstanding under the credit facility.
On March 1, 2022, SLF Financing I LLC, a wholly-owned subsidiary of OBDC SLF, entered into a credit facility with Natixis, New York Branch which serves as the administrative agent and the initial lender, and State Street Bank and Trust Company which serves as the collateral agent, collateral administrator and custodian. The credit facility includes a maximum borrowing capacity of $300 million. The re-investment period on the credit facility ends on March 1, 2024 and the maturity date of the credit facility is March 1, 2032. As of June 30, 2023, there was $256.0 million outstanding under the credit facility.
The table below presents the components of interest expense for the following periods:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
($ in thousands)	2023	2022	2023	2022
Interest expense	$12,351	$4,468	$23,293	$6,883
Amortization of debt issuance costs	386	348	763	663
Total Interest Expense	12,737	4,816	24,056	7,546
Average interest rate	7.0%	2.8%	6.8%	2.4%
Average daily borrowings	$701,252	$633,932	$685,673	$565,648

Results of Operations
The below table presents our operating results for the following periods:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
($ in millions)	2023	2022	2023	2022
Total Investment Income	$394.2	$273.3	$771.8	$537.4
Less: Net operating expenses	205.1	146.6	401.5	287.5
Net Investment Income (Loss) Before Taxes	$189.1	$126.7	$370.3	$249.9
Less: Income tax expense (benefit), including excise tax expense (benefit)	2.4	1.6	5.8	2.4
Net Investment Income (Loss) After Taxes	$186.7	$125.1	$364.5	$247.5
Net change in unrealized gain (loss)	9.0	(159.8)	85.5	(242.0)
Net realized gain (loss)	(0.1)	(0.2)	(52.7)	3.5
Net Increase (Decrease) in Net Assets Resulting from Operations	$195.6	$(34.9)	$397.3	$9.0

Net increase (decrease) in net assets resulting from operations can vary from period to period as a result of various factors, including the level of new investment commitments, expenses, the recognition of realized gains and losses and changes in unrealized appreciation and depreciation on the investment portfolio. For the period ended June 30, 2023, our net asset value per share increased, primarily driven by earnings in excess of our dividends paid.

Investment Income
The table below presents investment income for the following periods:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
($ in millions)	2023	2022	2023	2022
Interest income from investments	$303.5	$208.0	$594.9	$418.3
Payment-in-kind interest income from investments	44.8	26.7	87.9	49.2
Dividend income from investments	38.4	32.9	78.3	60.2
Other income	7.4	5.7	10.7	9.7
Total investment income	$394.2	$273.3	$771.8	$537.4
For the three months ended June 30, 2023 and 2022
Investment income increased to $394.2 million for the three months ended June 30, 2023 from $273.3 million for the same period in prior year primarily due to an increase in our portfolio’s weighted average yield from 8.7% as of June 30, 2022 to 11.7% as of June 30, 2023 partially offset by a decrease in our debt portfolio from $11.7 billion for the three months ended June 30, 2022 to $11.3 billion for the three months ended June 30, 2023. Included in investment income is dividend income which increased to $38.4 million from $32.9 million as of June 30, 2023 and 2022, respectively, primarily due to an increase in dividends related to Windows Entities, OBDC SLF, PCF Holdco, LLC (dba PCF Insurance Services), CD&R Value Building Partners I, L.P. (dba Belron) and Fifth Seasons, partially offset by a decrease in dividends related to New PLI Holdings, LLC. Also included in interest income are other fees such as prepayment fees and accelerated amortization of upfront fees from unscheduled paydowns which are non-recurring in nature. Period over period, income generated from these fees represented $4.3 million and $3.3 million, for the three months ended June 30, 2023 and 2022, respectively. This change is due to an increase in unscheduled paydown activity period over period. For the three months ended June 30, 2023 and 2022, payment-in-kind income represented 13.6% and 11.7% of investment income, respectively. Other income increased period-over-period due to an increase in incremental fee income, which are fees that are generally available to us as a result of closing investments and normally paid at the time of closing. We expect that investment income will vary based on a variety of factors including the pace of our originations and repayments.
For the six months ended June 30, 2023 and 2022
Investment income increased to $771.8 million for the six months ended June 30, 2023 from $537.4 million for the same period in prior year primarily due to an increase in our portfolio’s weighted average yield from 8.7% as of June 30, 2022 to 11.7% as of June 30, 2023 while our debt portfolio at par decreased from $11.7 billion for the three months ended June 30, 2022 to $11.3 billion for the three months ended June 30, 2023. Included in investment income is dividend income which increased to $78.3 million from $60.2 million as of June 30, 2023 and 2022, respectively, primarily due to an increase in dividends related to Windows Entities, OBDC SLF, PCF Holdco, LLC (dba PCF Insurance Services), CD&R Value Building Partners I, L.P. (dba Belron) and Fifth Season, partially offset by a decrease in dividends related to New PLI Holdings, LLC. Also included in interest income are other fees such as prepayment fees and accelerated amortization of upfront fees from unscheduled paydowns which are non-recurring in nature. Period over period, income generated from these fees represented $4.9 million and $9.5 million, for the six months ended June 30, 2023 and 2022, respectively. This change is due to a decrease in unscheduled paydown activity period over period. For the six months ended June 30, 2023 and 2022, payment-in-kind income represented 13.8% and 11.1% of investment income, respectively. Other income increased period-over-period due to an increase in incremental fee income, which are fees that are generally available to us as a result of closing investments and normally paid at the time of closing. We expect that investment income will vary based on a variety of factors including the pace of our originations and repayments.

Expenses
The table below presents our expenses for the following periods:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
($ in millions)	2023	2022	2023	2022
Interest expense	$110.0	$67.4	$214.0	$128.7
Management fee	48.0	46.9	96.1	94.3
Performance based incentive fees	39.6	26.5	77.3	52.5
Professional fees	4.1	3.4	7.8	7.2
Directors' fees	0.3	0.3	0.5	0.5
Other general and administrative	3.2	2.1	5.8	4.3
Total operating expenses	$205.2	$146.6	$401.5	$287.5
Under the terms of the Administration Agreement, we reimburse the Adviser for services performed for us. In addition, pursuant to the terms of the Administration Agreement, the Adviser may delegate its obligations under the Administration Agreement to an affiliate or to a third party and we reimburse the Adviser for any services performed for us by such affiliate or third party.
For the three months ended June 30, 2023 and 2022
Total expenses increased to $205.2 million for the three months ended June 30, 2023 from $146.6 million for the same period in the prior year primarily due to an increase in interest expense and incentive fees. The increase in interest expense of $42.6 million was driven by an increase in average daily borrowings to $7.4 billion from $7.1 billion period over period, coupled with an increase in the average interest rate to 5.4% from 3.2% period over period. Incentive fees increased primarily due to an increase in interest and dividend income. As a percentage of total assets, professional fees, directors’ fees and other general and administrative expenses remained relatively consistent period over period.
For the six months ended June 30, 2023 and 2022
Total expenses increased to $401.5 million for the six months ended June 30, 2023 from $287.5 million for the same period in the prior year primarily due to an increase in interest expense and incentive fees. The increase in interest expense of $85.3 million was driven by an increase in average daily borrowings to $7.5 billion from $7.1 billion period over period, coupled with an increase in the average interest rate to 5.3% from 3.1% period over period. Incentive fees increased primarily due to an increase in interest and dividend income. As a percentage of total assets, professional fees, directors’ fees and other general and administrative expenses remained relatively consistent period over period.
Income Taxes, Including Excise Taxes
We have elected to be treated as a RIC under Subchapter M of the Code, and we intend to operate in a manner so as to continue to qualify for the tax treatment applicable to RICs. To qualify for tax treatment as a RIC, we must, among other things, distribute to our shareholders in each taxable year generally at least 90% of our investment company taxable income, as defined by the Code, and net tax-exempt income for that taxable year. In addition, a RIC may, in certain cases, satisfy this distribution requirement by distributing dividends relating to a taxable year after the close of such taxable year under the “spillover dividend” provisions of subchapter M. To maintain our tax treatment as a RIC, we, among other things, intend to make the requisite distributions to our shareholders, which generally relieves us from U.S. federal income taxes at corporate rates.
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
For the three and six months ended June 30, 2023 we recorded U.S. federal income tax expense/(benefit) of $2.4 million and $5.8 million, respectively, including U.S. federal excise tax expense/(benefit) of $1.2 million and $2.7 million, respectively. For the three and six months ended June 30, 2022 we recorded U.S. federal income tax expense/(benefit) of $1.6 million and $2.4 million, respectively, including no U.S. federal excise tax expense/(benefit).
Certain of our consolidated subsidiaries are subject to U.S. federal and state income taxes. For the three and six months ended June 30, 2023, we recorded a current tax expense of $0.5 million and $1.0 million, respectively. For the three and six months ended June 30, 2022, we recorded a current tax expense of $0.6 million and $0.6 million, respectively. The income tax expense for our taxable consolidated subsidiaries will vary depending on the level of investment income earnings and realized gains from the exits of investments held by such taxable subsidiaries during the respective periods.

Net Unrealized Gains (Losses)
We fair value our portfolio investments quarterly and any changes in fair value are recorded as unrealized gains or losses. During the following periods, net unrealized gains (losses) were:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
($ in millions)	2023	2022	2023	2022
Net change in unrealized gain (loss) on investments	$10.0	$(156.6)	$85.7	$(238.3)
Income tax (provision) benefit	(2.4)	—	(2.7)	—
Net change in translation of assets and liabilities in foreign currencies	1.3	(3.2)	2.5	(3.7)
Net change in unrealized gain (loss)	$8.9	$(159.8)	$85.5	$(242.0)
For the three months ended June 30, 2023 and 2022
For the three months ended June 30, 2023, the net unrealized gain was primarily driven by an increase in the fair value of certain equity investments while our our debt portfolio remained relatively flat as compared to March 31, 2023. The ten largest contributors to the change in net unrealized gain (loss) on investments during the following period consisted of the following:

For the Three Months Ended June 30, 2023
Portfolio Company ($ in millions)	Net Change in Unrealized Gain (Loss)
Windows Entities	$9.2
Wingspire Capital LLC (1)	6.4
Remaining Portfolio Companies	5.9
Metis Holdco, Inc.	4.6
Aviation Solutions Midco LLC	4.0
Conair Holdings LLC	3.9
Associations Inc	(3.7)
Cornerstone Ondemand, Inc	(3.7)
Sonny's Enterprises, Inc.	(4.0)
Tall Tree Foods, Inc.	(5.1)
Hearthside Food Solutions LLC	(7.5)
Total	$10.0
________
(1)Portfolio company is controlled, affiliated investment.

For the three months ended June 30, 2022, the net unrealized loss was primarily driven by a decrease in the fair value of our debt investments as compared to March 31, 2022. As of June 30, 2022, the fair value of our debt investments as a percentage of principal was 96.6% as compared to 97.7% as of March 31, 2022. The primary driver of our portfolio's net unrealized loss was due to current market conditions, including public market volatility, and credit spreads widening across the broader markets. The ten largest contributors to the change in net unrealized gain (loss) on investments during the following period consisted of the following:

For the Three Months Ended June 30, 2022
Portfolio Company ($ in millions)	Net Change in Unrealized Gain (Loss)
Swipe Acquisition Corporation (dba PLI)	$16.8
Remaining Portfolio Companies	(67.3)
Walker Edison Furniture Company LLC	(6.0)
Packaging Coordinators Midco, Inc.	(6.6)
H-Food Holdings, LLC	(7.7)
Metis HoldCo, Inc. (dba Mavis Tire Express Services)	(8.7)
Nutraceutical International Corporation	(9.0)
Valence Surface Technologies LLC	(11.8)
Corenerstone OnDemand, Inc.	(13.0)
Conair Holdings, LLC	(17.8)
Blue Owl Capital Corporation Senior Loan Fund LLC (fka ORCC Senior Loan Fund LLC) (1)	(25.5)
Total	$(156.6)
________
(1)Portfolio company is controlled, affiliated investment.
For the Six Months Ended June 30, 2023 and 2022
For the six months ended June 30, 2023, the net unrealized gain was primarily driven by an increase in the fair value of our debt investments as compared to December 31, 2022. As of June 30, 2023, the fair value of our debt investments as a percentage of principal was 97.4%, as compared to 97.0% as of December 31, 2022. The primary drivers of our portfolio’s unrealized gain were due to current market conditions and reversals of prior period unrealized losses that were realized in the quarter in connection with the restructuring of certain debt investments. The ten largest contributors to the change in net unrealized gain (loss) on investments during the following period consisted of the following:

For the Six Months Ended June 30, 2023
Portfolio Company ($ in millions)	Net Change in Unrealized Gain (Loss)
Walker Edison Furniture Company LLC(1)	$38.0
Eagle Infrastructure Services, LLC (1)	12.3
Remaining Portfolio Companies	12.0
Windows Entities	10.2
Wingspire Capital LLC (1)	9.0
OBDC Senior Loan Fund LLC (fka ORCC Senior Loan Fund)(1)	8.9
Muine Gall LLC	6.2
Metis Holdco, Inc.	6.0
Aviation Solutions Midco LLC	6.1
Hearthside Food Solutions LLC	(11.0)
Nutraceutical International Corporation	(12.0)
Total	$85.7
________
(1)Portfolio company is controlled, affiliated investment.

For the six months ended June 30, 2022, the net unrealized loss was primarily driven by a decrease in the fair value of our debt investments as compared to December 31, 2021. As of June 30, 2022, the fair value of our debt investments as a percentage of principal was 96.6% as compared to 98.2% as of December 31, 2021. The primary driver of our portfolio's net unrealized loss was due to current market conditions, including public market volatility, and credit spreads widening across the broader market. The ten largest contributors to the change in net unrealized gain (loss) on investments during the following period consisted of the following:

For the Six Months Ended June 30, 2022
Portfolio Company ($ in millions)	Net Change in Unrealized Gain (Loss)
Swipe Acquisition Corporation (dba PLI)(1)	$16.8
Remaining Portfolio Companies	(123.4)
Walker Edison Furniture Company LLC	(9.4)
Packaging Coordinators Midco, Inc.	(10.3)
Nutraceutical International Corporation	(10.8)
Metis HoldCo, Inc. (dba Mavis Tire Express Services)	(11.2)
H-Food Holdings, LLC	(12.9)
Corenerstone OnDemand, Inc.	(14.2)
Valence Surface Technologies LLC	(14.6)
Conair Holdings, LLC	(19.2)
Blue Owl Capital Corporation Senior Loan Fund LLC (fka ORCC Senior Loan Fund LLC) (1)	(29.1)
Total	$(238.3)
Net Realized Gains (Losses)
The table below presents the realized gains and losses on fully exited and partially exited portfolio companies during the following periods:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
($ in millions)	2023	2022	2023	2022
Net realized gain (loss) on investments	$0.1	$—	$(52.4)	$4.6
Net realized gain (loss) on foreign currency transactions	(0.2)	(0.2)	(0.3)	(1.1)
Net realized gain (loss)	$(0.1)	$(0.2)	$(52.7)	$3.5

Realized Gross Internal Rate of Return
Since we began investing in 2016 through June 30, 2023, our exited investments have resulted in an aggregate cash flow realized gross internal rate of return to us of approximately 10% (based on total capital invested of $8.8 billion and total proceeds from these exited investments of $10.5 billion). Over fifty percent of these exited investments resulted in an aggregate cash flow realized gross internal rate of return (“IRR”) to us of 10% or greater.
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
We may from time to time enter into additional credit facilities, increase the size of our existing credit facilities, enter into additional debt securitization transactions, or issue additional debt securities. Any such incurrence or issuance would be subject to prevailing market conditions, our liquidity requirements, contractual and regulatory restrictions and other factors. In accordance with the 1940 Act, with certain limited exceptions, we are only allowed to incur borrowings, issue debt securities or issue preferred stock, if immediately after the borrowing or issuance, the ratio of total assets (less total liabilities other than indebtedness) to total indebtedness plus preferred stock, is at least 150%. Our current target ratio is 0.90x-1.25x. As of June 30, 2023, our weighted average total cost of debt was 5.3%. In addition, from time to time, we may seek to retire, repurchase, or exchange debt securities in open market purchases or by other means, including privately negotiated transactions, in each case dependent on market conditions, liquidity, contractual obligations, and other matters. The amounts involved in any such transactions, individually or in the aggregate, may be material.
As of June 30, 2023 and December 31, 2022, our asset coverage ratio was 183% and 179%, respectively. We seek to carefully consider our unfunded commitments for the purpose of planning our ongoing financial leverage. Further, we maintain sufficient borrowing capacity within the 150% asset coverage limitation to cover any outstanding unfunded commitments we are required to fund.
Cash and restricted cash as of June 30, 2023, taken together with our available debt, is expected to be sufficient for our investing activities and to conduct our operations in the near term. As of June 30, 2023, we had $1.5 billion available under our credit facilities.
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
As of June 30, 2023, we had $367.9 million in cash and restricted cash. During the six months ended June 30, 2023, $542.8 million in cash was provided by operating activities, primarily as a result of sell downs and repayments of $867.9 million offset by funding portfolio investments of $565.8 million and other operating activity of $240.8 million. Lastly, cash used in financing activities was $620.0 million during the period, which was primarily the result of distributions paid of $297.7 million, debt issuance costs of $4.7 million, repurchases of common stock of $34.1 million, and net repayments of $283.5 million.

Equity
Equity Issuances
There were no sales of our common stock during the three and six months ended June 30, 2023 and 2022.
Distributions
The following tables present the distributions declared on shares of the Company’s common stock for the following periods:

	For the Six Months Ended June 30, 2023
Date Declared	Record Date	Payment Date	Distribution per Share
February 21, 2023	March 31, 2023	April 14, 2023	$0.33
February 21, 2023 (supplemental dividend)	March 3, 2023	March 17, 2023	$0.04
May 9, 2023	June 30, 2023	July 14, 2023	$0.33
May 9, 2023 (supplemental dividend)	May 31, 2023	June 15, 2023	$0.06

	For the Six Months Ended June 30, 2022
Date Declared	Record Date	Payment Date	Distribution per Share
February 23, 2022	March 31, 2022	May 13, 2022	$0.31
May 4, 2022	June 30, 2022	August 15, 2022	$0.31
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

The tables below present the shares distributed pursuant to the dividend reinvestment plan for the following periods:

	For the Six Months Ended June 30, 2023
Date Declared	Record Date	Payment Date	Shares
November 2, 2022	March 31, 2023	January 13, 2023	583,495	(1)
February 21, 2023 (supplemental dividend)	March 3, 2023	March 17, 2023	77,157	(1)
February 21, 2023	March 31, 2023	April 14, 2023	558,872	(1)
May 9, 2023 (supplemental dividend)	May 31, 2023	June 15, 2023	84,363	(1)
________
(1)Shares purchased in the open market in order to satisfy dividends reinvested under our dividend reinvestment program.

	For the Six Months Ended June 30, 2022
Date Declared	Record Date	Payment Date	Shares
November 2, 2021	December 31, 2021	January 31, 2022	814,084
February 23, 2022	March 31, 2022	May 15, 2022	830,764	(1)
________
(1)Shares purchased in the open market in order to satisfy dividends reinvested under our dividend reinvestment program.
Stock Repurchase Programs
On November 3, 2020, the Board approved the 2020 Stock Repurchase Program (the “2020 Stock Repurchase Program”) under which we were authorized to repurchase up to $100 million of our outstanding common stock. Under the program, purchases were made at management’s discretion from time to time in open-market transactions, in accordance with all applicable securities laws and regulations. On November 2, 2021, the Board approved an extension to the 2020 Stock Repurchase Program and on November 2, 2022, the 2020 Repurchase Program ended in accordance with its terms. For the period ended June 30, 2023 there were no purchases of the Company’s common stock pursuant to the 2020 Repurchase Program. For the period ended June 30, 2022, repurchases under the 2020 Repurchase Program were as follows:

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

On November 1, 2022, the Board approved a repurchase program (the “2022 Stock Repurchase Program”) under which we may repurchase up to $150 million of our outstanding common stock. Under the 2022 Stock Repurchase Program, purchases may be made at management’s discretion from time to time in open-market transactions, in accordance with all applicable securities laws and regulations. Unless extended by the Board, the 2022 Stock Repurchase Program will terminate 18-months from the date it was approved. Since the 2022 Stock Repurchase Program’s inception, Goldman, Sachs & Co., as agent, has repurchased 4,090,138 shares of the Company’s common stock pursuant to the 2022 Repurchase Plan for approximately $50.0 as of June 30, 2023. For the period ended June 30, 2023, repurchases under the 2022 Repurchase Program were as follows:

Period ($ in millions, except share and per share amounts)	Total Number of Shares Repurchased	Average Price Paid per Share	Approximate Dollar Value of Shares that have been Purchased Under the Plans	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan
January 1, 2023 - January 31, 2023	1,493,034	$12.19	$18.2	$115.9
February 1, 2023 - February 28, 2023	29,154	$12.98	$0.4	$115.5
March 1, 2023 - March 31, 2023	278,419	$12.61	$3.5	$112.0
April 1, 2023 - April 30, 2023	687,545	$12.65	$8.7	$103.3
May 1, 2023 - May 31, 2023	190,355	$12.53	$2.4	$100.9
June 1, 2023 - June 30, 2023	65,305	$13.50	$0.9	$100.0
Total	2,743,812		$34.1

Debt
Aggregate Borrowings
The tables below present debt obligations as of the following periods:

	June 30, 2023
($ in thousands)	Aggregate Principal Committed	Outstanding Principal	Amount Available(1)	Net Carrying Value(2)
Revolving Credit Facility(3)(5)	$1,795,000	$390,175	$1,359,048	$377,237
SPV Asset Facility II	250,000	140,000	110,000	135,524
CLO I	390,000	390,000	—	387,487
CLO II	260,000	260,000	—	257,347
CLO III	260,000	260,000	—	258,207
CLO IV	292,500	292,500	—	287,987
CLO V	509,625	509,625	—	506,889
CLO VI	260,000	260,000	—	258,325
CLO VII	239,150	239,150	—	237,238
CLO X	260,000	260,000	—	258,072
2024 Notes(4)	400,000	400,000	—	388,496
2025 Notes	425,000	425,000	—	422,050
July 2025 Notes	500,000	500,000	—	496,222
2026 Notes	500,000	500,000	—	494,232
July 2026 Notes	1,000,000	1,000,000	—	985,271
2027 Notes(4)	500,000	500,000	—	439,434
2028 Notes	850,000	850,000	—	837,158
Total Debt	$8,691,275	$7,176,450	$1,469,048	$7,027,176
_______________
(1)The amount available reflects any collateral related limitations at the Company level related to each credit facility’s borrowing base.
(2)The carrying value of our Revolving Credit Facility, SPV Asset Facility II, CLO I, CLO II, CLO III, CLO IV, CLO V, CLO VI, CLO VII, CLO X, 2024 Notes, 2025 Notes, July 2025 Notes, 2026 Notes, July 2026 Notes, 2027 Notes and 2028 Notes are presented net of deferred financing costs of $12.9 million, $4.5 million, $2.5 million, $2.7 million, $1.8 million, $4.5 million, $2.7 million, $1.7 million, $1.9 million, $1.9 million, $1.8 million, $3.0 million, $3.8 million, $5.8 million, $14.7 million, $7.0 million and $12.8 million respectively.
(3)Includes the unrealized translation gain (loss) on borrowings denominated in foreign currencies.
(4)Inclusive of change in fair market value of effective hedge.
(5)The amount available is reduced by $45.8 million of outstanding letters of credit.

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
(4)Inclusive of change in fair market value of effective hedge.
(5)The amount available is reduced by $44.8 million of outstanding letters of credit.

The table below presents the components of interest expense for the following periods:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
($ in thousands)	2023	2022	2023	2022
Interest expense	$102,141	$58,185	$200,468	$110,832
Amortization of debt issuance costs	7,562	8,697	14,426	14,807
Net change in unrealized gain (loss) on effective interest rate swaps and hedged items(1)	314	465	(922)	3,087
Total Interest Expense	$110,017	$67,347	$213,972	$128,726
Average interest rate	5.4%	3.2%	5.3%	3.1%
Average daily borrowings	$7,432,693	$7,131,423	$7,464,970	$7,141,675
_______________
(1)Refer to “ITEM 1. – FINANCIAL STATEMENTS – Notes to Consolidated Financial Statements – Note 6. Debt – 2023 Notes, 2024 Notes and 2027 Notes” for details on each facility’s interest rate swap.

Senior Securities

Information about our senior securities is shown in the following table as of June 30, 2023 and the fiscal years ended December 31, 2022, 2021, 2020, 2019, 2018, 2017 and 2016.

Class and Period	Total Amount Outstanding Exclusive of Treasury Securities(1) ($ in millions)	Asset Coverage per Unit(2)	Involuntary Liquidating Preference per Unit(3)	Average Market Value per Unit(4)
Revolving Credit Facility
June 30, 2023 (unaudited)	$390.2	$1,825	—	N/A
December 31, 2022	$557.1	$1,788	—	N/A
December 31, 2021	$892.3	$1,820	—	N/A
December 31, 2020	$252.5	$2,060	—	N/A
December 31, 2019	$480.9	$2,926	—	N/A
December 31, 2018	$308.6	$2,254	—	N/A
December 31, 2017	$—	$2,580	—	N/A
SPV Asset Facility I(6)
December 31, 2020	$—	$—	—	N/A
December 31, 2019	$300.0	$2,926	—	N/A
December 31, 2018	$400.0	$2,254	—	N/A
December 31, 2017	$400.0	$2,580	—	N/A
SPV Asset Facility II
June 30, 2023 (unaudited)	$140.0	$1,825	—	N/A
December 31, 2022	$250.0	$1,788	—	N/A
December 31, 2021	$100.0	$1,820	—	N/A
December 31, 2020	$100.0	$2,060	—	N/A
December 31, 2019	$350.0	$2,926	—	N/A
December 31, 2018	$550.0	$2,254	—	N/A
SPV Asset Facility III(9)
December 31, 2022	$250.0	$1,788	—	N/A
December 31, 2021	$190.0	$1,820	—	N/A
December 31, 2020	$375.0	$2,060	—	N/A
December 31, 2019	$255.0	$2,926	—	N/A
December 31, 2018	$300.0	$2,254	—	N/A
SPV Asset Facility IV(8)
December 31, 2022	$—	$1,788	—	N/A
December 31, 2021	$155.0	$1,820	—	N/A
December 31, 2020	$295.0	$2,060	—	N/A
December 31, 2019	$60.3	$2,926	—	N/A
CLO I
June 30, 2023 (unaudited)	$390.0	$1,825	—	N/A
December 31, 2022	$390.0	$1,788	—	N/A
December 31, 2021	$390.0	$1,820	—	N/A
December 31, 2020	$390.0	$2,060	—	N/A
December 31, 2019	$390.0	$2,926	—	N/A
CLO II
June 30, 2023 (unaudited)	$260.0	$1,825	—	N/A
December 31, 2022	$260.0	$1,788	—	N/A
December 31, 2021	$260.0	$1,820	—	N/A
December 31, 2020	$260.0	$2,060	—	N/A
December 31, 2019	$260.0	$2,926	—	N/A
CLO III
June 30, 2023 (unaudited)	$260.0	$1,825	—	N/A
December 31, 2022	$260.0	$1,788	—	N/A
December 31, 2021	$260.0	$1,820	—	N/A
December 31, 2020	$260.0	$2,060	—	N/A

Class and Period	Total Amount Outstanding Exclusive of Treasury Securities(1) ($ in millions)	Asset Coverage per Unit(2)	Involuntary Liquidating Preference per Unit(3)	Average Market Value per Unit(4)
CLO IV
June 30, 2023 (unaudited)	$292.5	$1,825	—	N/A
December 31, 2022	$292.5	$1,788	—	N/A
December 31, 2021	$292.5	$1,820	—	N/A
December 31, 2020	$252.0	$2,060	—	N/A
CLO V
June 30, 2023 (unaudited)	$509.6	$1,825	—	N/A
December 31, 2022	$509.6	$1,788	—	N/A
December 31, 2021	$196.0	$1,820	—	N/A
December 31, 2020	$196.0	$2,060	—	N/A
CLO VI
June 30, 2023 (unaudited)	$260.0	$1,825	—	N/A
December 31, 2022	$260.0	$1,788	—	N/A
December 31, 2021	$260.0	$1,820	—	N/A
CLO VII
June 30, 2023 (unaudited)	$239.2	$1,825	—	N/A
December 31, 2022	$239.2	$1,788	—	N/A
CLO X
June 30, 2023 (unaudited)	$260.0	$1,825	—	N/A
Subscription Credit Facility(5)
December 31, 2019	$—	$—	—	N/A
December 31, 2018	$883.0	$2,254	—	N/A
December 31, 2017	$393.5	$2,580	—	N/A
December 31, 2016	$495.0	$2,375	—	N/A
2023 Notes(7)
December 31, 2021	$—	$—	—	N/A
December 31, 2020	$150.0	$2,060	—	N/A
December 31, 2019	$150.0	$2,926	—	N/A
December 31, 2018	$150.0	$2,254	—	N/A
December 31, 2017	$138.5	$2,580	—	N/A
2024 Notes
June 30, 2023 (unaudited)	$400.0	$1,825	—	N/A
December 31, 2022	$400.0	$1,788	—	N/A
December 31, 2021	$400.0	$1,820	—	$1,089.7
December 31, 2020	$400.0	$2,060	—	$1,037.1
December 31, 2019	$400.0	$2,926	—	$1,039.3
2025 Notes
June 30, 2023 (unaudited)	$425.0	$1,825	—	N/A
December 31, 2022	$425.0	$1,788	—	N/A
December 31, 2021	$425.0	$1,820	—	$1,057.3
December 31, 2020	$425.0	$2,060	—	$984.2
December 31, 2019	$425.0	$2,926	—	$997.9
July 2025 Notes
June 30, 2023 (unaudited)	$500.0	$1,825	—	N/A
December 31, 2022	$500.0	$1,788	—	N/A
December 31, 2021	$500.0	$1,820	—	$1,049.9
December 31, 2020	$500.0	$2,060	—	$971.1
2026 Notes
June 30, 2023 (unaudited)	$500.0	$1,825	—	N/A
December 31, 2022	$500.0	$1,788	—	N/A
December 31, 2021	$500.0	$1,820	—	$1,068.7
December 31, 2020	$500.0	$2,060	—	$1,018.5

Class and Period	Total Amount Outstanding Exclusive of Treasury Securities(1) ($ in millions)	Asset Coverage per Unit(2)	Involuntary Liquidating Preference per Unit(3)	Average Market Value per Unit(4)
July 2026 Notes
June 30, 2023 (unaudited)	$1,000.0	$1,825	—	N/A
December 31, 2022	$1,000.0	$1,788	—	N/A
December 31, 2021	$1,000.0	$1,820	—	$1,032.8
December 31, 2020	$1,000.0	$2,060	—	$1,005.0
2027 Notes
June 30, 2023 (unaudited)	$500.0	$1,825	—	N/A
December 31, 2022	$500.0	$1,788	—	N/A
December 31, 2021	$500.0	$1,820	—	$997.4
2028 Notes
June 30, 2023 (unaudited)	$850.0	$1,825	—	N/A
December 31, 2022	$850.0	$1,788	—	N/A
December 31, 2021	$850.0	$1,820	—	$994.3
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
The maximum principal amount of the Revolving Credit Facility is $1.8 billion (decreased from $1.86 billion on April 4, 2023), subject to availability under the borrowing base, which is based on the our portfolio investments and other outstanding indebtedness. Maximum capacity under the Revolving Credit Facility may be increased to $2.8 billion through our exercise of an uncommitted accordion feature through which existing and new lenders may, at their option, agree to provide additional financing. The Revolving Credit Facility includes a $200 million limit for swingline loans and is secured by a perfected first-priority interest in substantially all of the portfolio investments held by us and each Guarantor, subject to certain exceptions.

The availability period under the Revolving Credit Facility terminated on March 31, 2023, with respect to $60 million of commitments, and will terminate on September 3, 2024, with respect to $15 million of commitments (together, the "Non-Extending Commitments"), and on August 26, 2026, with respect to the remaining commitments (such remaining commitments, the "Extending Commitments") (together, the “Revolving Credit Facility Commitment Termination Date”). The Revolving Credit Facility will mature on April 2, 2024 with respect to $60 million of commitments, September 3, 2025, with respect to $15 million of commitments, and on August 26, 2027, with respect to the remaining commitments (together, the “Revolving Credit Facility Maturity Date”). During the period from the earliest Revolving Credit Facility Commitment Termination Date to the final Revolving Credit Facility Maturity Date, we will be obligated to make mandatory prepayments under the Revolving Credit Facility out of the proceeds of certain asset sales and other recovery events and equity and debt issuances.
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
SPV Asset Facility II
On May 22, 2018, our subsidiary, ORCC Financing II LLC (“ORCC Financing II”), a Delaware limited liability company and our subsidiary, entered into a Credit Agreement (as amended, the “SPV Asset Facility II”), with ORCC Financing II, as Borrower, the lenders from time to time parties thereto (the “SPV Asset Facility II Lenders”), Natixis, New York Branch, as Administrative Agent, State Street Bank and Trust Company, as Collateral Agent, and Cortland Capital Market Services LLC as Document Custodian. The parties to the SPV Asset Facility II have entered into various amendments, including to admit new lenders, increase or decrease the maximum principal amount available under the facility, extend the availability period and maturity date, change the interest rate and make various other changes. The following describes the terms of SPV Asset Facility II amended through April 17, 2023 (the “SPV Asset Facility II Eighth Amendment Date”).
From time to time, we sell and contribute certain investments to ORCC Financing II pursuant to a sale and contribution agreement by and between us and ORCC Financing II. No gain or loss will be recognized as a result of the contribution. Proceeds from the SPV Asset Facility II will be used to finance the origination and acquisition of eligible assets by ORCC Financing II, including the purchase of such assets. We retain a residual interest in assets contributed to or acquired by ORCC Financing II through our ownership of ORCC Financing II. The maximum principal amount of the SPV Asset Facility II as of the SPV Asset Facility II Eighth Amendment Date is $250 million (which consists of $250 million of revolving commitments); the availability of this amount is subject to an overcollateralization ratio test, which is based on the value of ORCC Financing II’s assets from time to time, and satisfaction of certain conditions, including an interest coverage ratio test, certain concentration limits and collateral quality tests.
The SPV Asset Facility II provides for the ability to draw and redraw revolving loans under the SPV Asset Facility II through April 22, 2025, unless the revolving commitments are terminated sooner as provided in the SPV Asset Facility II (the “SPV Asset Facility II Commitment Termination Date”). Unless otherwise terminated, the SPV Asset Facility II will mature on April 17, 2033 (the "SPV Asset Facility II Stated Maturity”). Prior to the SPV Asset Facility II Stated Maturity, proceeds received by ORCC Financing II from principal and interest, dividends, or fees on assets must be used to pay fees, expenses and interest on outstanding borrowings, and the excess may be returned to us, subject to certain conditions. On the SPV Asset Facility II Stated Maturity, ORCC Financing II must pay in full all outstanding fees and expenses and all principal and interest on outstanding borrowings, and the excess may be returned to us.
With respect to revolving loans, amounts drawn bear interest at Term SOFR (or, in the case of certain lenders that are commercial paper conduits, the lower of their cost of funds and Term SOFR plus 0.40%) plus a spread of 2.75% during the period April 17, 2023, to the date on which the reinvestment period ends. From April 17, 2023 to the SPV Asset Facility II Commitment Termination Date, there is a commitment fee of 0.625% per annum on the undrawn amount, if any, of the revolving commitments in the SPV Asset Facility II. The SPV Asset Facility II contains customary covenants, including certain financial maintenance covenants, limitations on the activities of ORCC Financing II, including limitations on incurrence of incremental indebtedness, and customary events of default. The SPV Asset Facility II is secured by a perfected first priority security interest in the assets of ORCC Financing II and on any payments received by ORCC Financing II in respect of those assets. Assets pledged to the SPV Asset Facility II Lenders will not be available to pay our debts. For further details, see “ITEM 1. – Notes to Consolidated Financial Statements – Note 6. Debt.”
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
CLOs
CLO I
On May 28, 2019 (the “CLO I Closing Date”), we completed a $596 million term debt securitization transaction (the “CLO I Transaction”), also known as a collateralized loan obligation transaction, which is a form of secured financing incurred by us. The secured notes and preferred shares issued in the CLO I Transaction and the secured loan borrowed in the CLO I Transaction were issued and incurred, as applicable, by our consolidated subsidiaries Owl Rock CLO I, Ltd., an exempted company incorporated in the Cayman Islands with limited liability (the “CLO I Issuer”), and Owl Rock CLO I, LLC, a Delaware limited liability company (the “CLO I Co-Issuer” and together with the CLO I Issuer, the “CLO I Issuers”) and are backed by a portfolio of collateral obligations consisting of middle market loans and participation interests in middle market loans as well as by other assets of the CLO I Issuer. The following describes the terms of the CLO I Transaction as amended through June 28, 2023 (the “CLO I Indenture Amendment Date”).
In the CLO I Transaction the CLO I Issuers (A) issued the following notes pursuant to an indenture and security agreement dated as of the CLO I Closing Date (as amended by the supplemental indenture dated as of the CLO I Indenture Amendment Date by and among the CLO I Issuer, the CLO I Co-Issuer and State Street Bank and Trust Company, the “CLO I Indenture”), by and among the CLO I Issuers and State Street Bank and Trust Company: (i) $242 million of AAA(sf) Class A Notes, which bear interest at term SOFR (plus a spread adjustment) plus 1.80%, (ii) $30 million of AAA(sf) Class A-F Notes, which bear interest at a fixed rate of 4.165%, and (iii) $68 million of AA(sf) Class B Notes, which bear interest at term SOFR (plus a spread adjustment) plus 2.70% (together, the “CLO I Notes”) and (B) borrowed $50 million under floating rate loans (the “Class A Loans” and together with the CLO

I Notes, the “CLO I Debt”), which bear interest at term SOFR (plus a spread adjustment) plus 1.80%, under a credit agreement (the “CLO I Credit Agreement”), dated as of the CLO I Closing Date, by and among the CLO I Issuers, as borrowers, various financial institutions, as lenders, and State Street Bank and Trust Company, as collateral trustee and loan agent. The Class A Loans may be exchanged by the lenders for Class A Notes at any time, subject to certain conditions under the CLO I Credit Agreement and the CLO I Indenture. The CLO I Debt is scheduled to mature on May 20, 2031. The CLO I Notes were privately placed by Natixis Securities Americas, LLC and SG Americas Securities, LLC.
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
Through May 20, 2023, a portion of the proceeds received by the CLO I Issuer from the loans securing the CLO I Debt could be used by the CLO I Issuer to purchase additional middle market loans under the direction of the Adviser as the collateral manager for the CLO I Issuer and in accordance with our investing strategy and ability to originate eligible middle market loans.
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
Through July 20, 2025, a portion of the proceeds received by the CLO VII Issuer from the loans securing the CLO VII Debt may be used by the CLO VII Issuer to purchase additional middle market loans under the direction of Blue Owl Credit Advisors LLC (“OCA”), our investment advisor, in its capacity as collateral manager for the CLO VII Issuer and in accordance with our investing strategy and ability to originate eligible middle market loans.
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
In connection with the issuance of the 2024 Notes, on April 10, 2019 we entered into centrally cleared interest rate swaps. The notional amount of the interest rate swaps is $400 million. We will receive fixed rate interest at 5.25% and pay variable rate interest based on one-month LIBOR plus 2.937%. The interest rate swaps mature on April 10, 2024. For the three and six months ended June 30, 2023, we made periodic payments of $9.5 million and $9.5 million, respectively. For the three and six months ended June 30, 2022, we made periodic payments of $4.3 million and $4.3 million, respectively. The interest expense related to the 2024 Notes is equally offset by the proceeds received from the interest rate swaps. The swap adjusted interest expense is included as a component of interest expense on our Consolidated Statements of Operations. As of June 30, 2023 and December 31, 2022, the interest rate swap had a fair value of $(9.9) million and $(13.1) million, respectively. Depending on the nature of the balance at period end, the fair value of the interest rate swap is either included as a component of accrued expenses and other liabilities or prepaid expenses and other assets on our Consolidated Statements of Assets and Liabilities. The change in fair value of the interest rate swap is offset by the change in fair value of the 2024 Notes, with the remaining difference included as a component of interest expense on the Consolidated Statements of Operations. For further details, see “ITEM 1. – Notes to Consolidated Financial Statements – Note 6. Debt.”
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
In connection with the issuance of the 2027 Notes, on April 26, 2021 we entered into centrally cleared interest rate swaps. The notional amount of the interest rate swaps is $500 million. We will receive fixed rate interest at 2.625% and pay variable rate interest based on one-month LIBOR plus 1.655%. The interest rate swaps mature on January 15, 2027. For the three months ended June 30, 2023 the Company made no periodic payments and for the six months ended June 30, 2023 the Company made $5.9 million in periodic payments. For the three months ended June 30, 2022 the Company made no periodic payments and for the six months ended June 30, 2022 the Company made $2.0 million in periodic payments. The interest expense related to the 2027 Notes is equally offset by the proceeds received from the interest rate swaps. The swap adjusted interest expense is included as a component of interest expense on our Consolidated Statements of Operations. As of June 30, 2023 and December 31, 2022, the interest rate swap had a fair value of $(55.9) million and $(56.4) million, respectively. Depending on the nature of the balance at period end, the fair value of the interest rate swap is either included as a component of accrued expenses and other liabilities or prepaid expenses and other assets on our Consolidated Statements of Assets and Liabilities. The change in fair value of the interest rate swap is offset by the change in fair value of the 2027 Notes, with the remaining difference included as a component of interest expense on the Consolidated Statements of Operations. For further details, see “ITEM 1. – Notes to Consolidated Financial Statements – Note 6. Debt.”
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

Off-Balance Sheet Arrangements
Portfolio Company Commitments
From time to time, we may enter into commitments to fund investments. The table below presents our outstanding commitments to fund investments in current portfolio companies as of the following periods:

Portfolio Company	Investment	June 30, 2023	December 31, 2022
($ in thousands)
3ES Innovation Inc. (dba Aucerna)	First lien senior secured revolving loan	$2,193	$2,193
AAM Series 1.1 Rail and Domestic Intermodal Feeder, LLC	LLC Interest	38,884	45,000
AAM Series 2.1 Aviation Feeder, LLC	LLC Interest	26,056	43,432
ABB/Con-cise Optical Group LLC	First lien senior secured revolving loan	—	354
Accela, Inc.	First lien senior secured revolving loan	3,000	3,000
Adenza Group, Inc.	First lien senior secured delayed draw term loan	8,331	8,331
Adenza Group, Inc.	First lien senior secured revolving loan	18,227	18,227
AmeriLife Holdings LLC	First lien senior secured delayed draw term loan	61	61
AmeriLife Holdings LLC	First lien senior secured revolving loan	76	91
AmSpec Group, Inc. (fka AmSpec Services Inc.)	First lien senior secured revolving loan	7,034	11,388
Anaplan, Inc.	First lien senior secured revolving loan	9,722	9,722
Apex Service Partners, LLC	First lien senior secured revolving loan	50	19
Apptio, Inc.	First lien senior secured revolving loan	1,945	1,112
Aramsco, Inc.	First lien senior secured revolving loan	—	6,703
Armstrong Bidco Limited (dba The Access Group)	First lien senior secured delayed draw term loan	157	273
Ascend Buyer, LLC (dba PPC Flexible Packaging)	First lien senior secured revolving loan	565	565
Associations, Inc.	First lien senior secured delayed draw term loan	17,370	45,792
Associations, Inc.	First lien senior secured revolving loan	32,923	32,923
Bayshore Intermediate #2, L.P. (dba Boomi)	First lien senior secured revolving loan	5,530	4,607
BCPE Osprey Buyer, Inc. (dba PartsSource)	First lien senior secured delayed draw term loan	28,014	28,014
BCPE Osprey Buyer, Inc. (dba PartsSource)	First lien senior secured revolving loan	7,377	11,855
BCTO BSI Buyer, Inc. (dba Buildertrend)	First lien senior secured revolving loan	8,036	8,036
Blend Labs, Inc.	First lien senior secured revolving loan	7,500	7,500
BP Veraison Buyer, LLC (dba Sun World)	First lien senior secured delayed draw term loan	—	29,054
BP Veraison Buyer, LLC (dba Sun World)	First lien senior secured revolving loan	8,716	8,716
Brightway Holdings, LLC	First lien senior secured revolving loan	1,579	3,158
Catalis Intermediate, Inc. (fka GovBrands Intermediate, Inc.)	First lien senior secured delayed draw term loan	1,111	1,111
Catalis Intermediate, Inc. (fka GovBrands Intermediate, Inc.)	First lien senior secured revolving loan	79	79
Centrify Corporation	First lien senior secured revolving loan	6,817	—
Circana Group, L.P. (fka The NPD Group, L.P.)	First lien senior secured revolving loan	1,389	1,329
CivicPlus, LLC	First lien senior secured revolving loan	2,213	2,698
Coupa Holdings, LLC	First lien senior secured delayed draw term loan	70	—
Coupa Holdings, LLC	First lien senior secured revolving loan	54	—
Denali BuyerCo, LLC (dba Summit Companies)	First lien senior secured delayed draw term loan	—	1,719
Denali BuyerCo, LLC (dba Summit Companies)	First lien senior secured revolving loan	2,998	2,998
Diamondback Acquisition, Inc. (dba Sphera)	First lien senior secured delayed draw term loan	1,080	1,080

Portfolio Company	Investment	June 30, 2023	December 31, 2022
Douglas Products and Packaging Company LLC	First lien senior secured revolving loan	2,202	2,447
EET Buyer, Inc. (dba e-Emphasys)	First lien senior secured revolving loan	455	455
Entertainment Benefits Group, LLC	First lien senior secured revolving loan	111	44
Evolution BuyerCo, Inc. (dba SIAA)	First lien senior secured revolving loan	10,709	10,709
Forescout Technologies, Inc.	First lien senior secured delayed draw term loan	48,750	48,750
Forescout Technologies, Inc.	First lien senior secured revolving loan	5,345	5,345
Fortis Solutions Group, LLC	First lien senior secured delayed draw term loan	—	13
Fortis Solutions Group, LLC	First lien senior secured revolving loan	400	400
Fullsteam Operations, LLC	First lien senior secured delayed draw term loan	—	3,987
Gainsight, Inc.	First lien senior secured revolving loan	959	3,357
Galls, LLC	First lien senior secured revolving loan	17,791	17,192
Gaylord Chemical Company, L.L.C.	First lien senior secured revolving loan	13,202	13,202
Gerson Lehrman Group, Inc.	First lien senior secured revolving loan	10,782	21,563
GI Apple Midco LLC (dba Atlas Technical Consultants)	First lien senior secured delayed draw term loan	159	—
GI Apple Midco LLC (dba Atlas Technical Consultants)	First lien senior secured revolving loan	79	—
GI Ranger Intermediate, LLC (dba Rectangle Health)	First lien senior secured revolving loan	221	332
Global Music Rights, LLC	First lien senior secured revolving loan	667	667
Granicus, Inc.	First lien senior secured revolving loan	819	789
H&F Opportunities LUX III S.À R.L (dba Checkmarx)	First lien senior secured revolving loan	16,250	16,250
Hercules Borrower, LLC (dba The Vincit Group)	First lien senior secured revolving loan	18,685	18,685
HGH Purchaser, Inc. (dba Horizon Services)	First lien senior secured delayed draw term loan	—	3,824
HGH Purchaser, Inc. (dba Horizon Services)	First lien senior secured revolving loan	165	6,520
Hissho Sushi Merger Sub LLC	First lien senior secured revolving loan	65	56
Hometown Food Company	First lien senior secured revolving loan	4,235	3,388
Ideal Image Development, LLC	First lien senior secured delayed draw term loan	—	1,463
Ideal Image Development, LLC	First lien senior secured revolving loan	1,829	1,829
Ideal Tridon Holdings, Inc.	First lien senior secured revolving loan	—	2,536
IG Investments Holdings, LLC (dba Insight Global)	First lien senior secured revolving loan	3,974	2,384
Indigo Buyer, Inc. (dba Inovar Packaging Group)	First lien senior secured delayed draw term loan	—	250
Indigo Buyer, Inc. (dba Inovar Packaging Group)	First lien senior secured revolving loan	83	83
BradyIFS Holdings, LLC (fka Individual Foodservice Holdings, LLC)	First lien senior secured revolving loan	19,291	21,567
Inovalon Holdings, Inc.	First lien senior secured delayed draw term loan	18,988	18,988
Integrity Marketing Acquisition, LLC	First lien senior secured revolving loan	14,832	14,832
Intelerad Medical Systems Incorporated (fka 11849573 Canada Inc.)	First lien senior secured revolving loan	4,566	—
Interoperability Bidco, Inc. (dba Lyniate)	First lien senior secured revolving loan	3,686	1,522
Kaseya Inc.	First lien senior secured delayed draw term loan	1,065	1,134
Kaseya Inc.	First lien senior secured revolving loan	851	1,134
Lightbeam Bidco, Inc. (dba Lazer Spot)	First lien senior secured delayed draw term loan	595	—
Lightbeam Bidco, Inc. (dba Lazer Spot)	First lien senior secured revolving loan	476	26,833
Lignetics Investment Corp.	First lien senior secured delayed draw term loan	—	3,922
Lignetics Investment Corp.	First lien senior secured revolving loan	157	1,882
Litera Bidco LLC	First lien senior secured revolving loan	5,738	4,160
Mario Purchaser, LLC (dba Len the Plumber)	First lien senior secured delayed draw term loan	3,729	4,880

Portfolio Company	Investment	June 30, 2023	December 31, 2022
Mario Purchaser, LLC (dba Len the Plumber)	First lien senior secured revolving loan	1,381	1,381
Medline Borrower, LP	First lien senior secured revolving loan	7,190	7,190
MHE Intermediate Holdings, LLC (dba OnPoint Group)	First lien senior secured revolving loan	11,496	13,361
Milan Laser Holdings LLC	First lien senior secured revolving loan	2,078	2,078
MINDBODY, Inc.	First lien senior secured revolving loan	6,071	6,071
Ministry Brands Holdings, LLC	First lien senior secured delayed draw term loan	197	226
Ministry Brands Holdings, LLC	First lien senior secured revolving loan	43	34
National Dentex Labs LLC (fka Barracuda Dental LLC)	First lien senior secured revolving loan	1,873	171
Natural Partners, LLC	First lien senior secured revolving loan	68	68
Nelipak Holding Company	First lien senior secured USD revolving loan	6,165	6,299
Nelipak Holding Company	First lien senior secured EUR revolving loan	5,458	4,481
NMI Acquisitionco, Inc. (dba Network Merchants)	First lien senior secured delayed draw term loan	3,077	3,077
NMI Acquisitionco, Inc. (dba Network Merchants)	First lien senior secured revolving loan	1,652	1,652
Norvax, LLC (dba GoHealth)	First lien senior secured revolving loan	12,273	12,273
Notorious Topco, LLC (dba Beauty Industry Group)	First lien senior secured delayed draw term loan	6,385	6,385
Notorious Topco, LLC (dba Beauty Industry Group)	First lien senior secured revolving loan	8,939	7,981
OB Hospitalist Group, Inc.	First lien senior secured revolving loan	8,483	9,897
Ole Smoky Distillery, LLC	First lien senior secured revolving loan	116	116
Pacific BidCo Inc.	First lien senior secured delayed draw term loan	3,436	3,436
Patriot Acquisition TopCo S.A.R.L (dba Corza Health, Inc.)	First lien senior secured revolving loan	13,538	10,637
PCF Holdco, LLC (dba PCF Insurance Services)	Series A Preferred Units	5,825	—
Peter C. Foy & Associates Insurance Services, LLC (dba PCF Insurance Services)	First lien senior secured revolving loan	6,161	6,161
Ping Identity Holding Corp.	First lien senior secured revolving loan	91	91
Plasma Buyer LLC (dba PathGroup)	First lien senior secured delayed draw term loan	176	176
Plasma Buyer LLC (dba PathGroup)	First lien senior secured revolving loan	76	76
Pluralsight, LLC	First lien senior secured revolving loan	3,118	3,118
PPV Intermediate Holdings, LLC	First lien senior secured delayed draw term loan	—	110
PPV Intermediate Holdings, LLC	First lien senior secured revolving loan	67	49
Project Power Buyer, LLC (dba PEC-Veriforce)	First lien senior secured revolving loan	3,188	3,188
PS Operating Company LLC (fka QC Supply, LLC)	First lien senior secured revolving loan	1,324	1,159
QAD, Inc.	First lien senior secured revolving loan	3,429	3,429
Quva Pharma, Inc.	First lien senior secured revolving loan	2,160	2,080
Relativity ODA LLC	First lien senior secured revolving loan	7,333	7,333
SailPoint Technologies Holdings, Inc.	First lien senior secured revolving loan	4,358	4,358
Sara Lee Frozen Bakery, LLC (fka KSLB Holdings, LLC)	First lien senior secured revolving loan	2,700	1,980
Securonix, Inc.	First lien senior secured revolving loan	153	153
Sensor Technology Topco, Inc. (dba Humanetics)	First lien senior secured revolving loan	4,525	—
SimpliSafe Holding Corporation	First lien senior secured delayed draw term loan	772	772
Smarsh Inc.	First lien senior secured delayed draw term loan	95	95
Smarsh Inc.	First lien senior secured revolving loan	8	48
Sonny's Enterprises LLC	First lien senior secured delayed draw term loan	1,000	—
Sonny's Enterprises LLC	First lien senior secured revolving loan	17,969	17,969
Spotless Brands, LLC	First lien senior secured revolving loan	1,305	1,305
Summit Acquisition Inc. (dba K2 Insurance Services)	First lien senior secured delayed draw term loan	178	—

Portfolio Company	Investment	June 30, 2023	December 31, 2022
Summit Acquisition Inc. (dba K2 Insurance Services)	First lien senior secured revolving loan	89	—
Swipe Acquisition Corporation (dba PLI)	First lien senior secured delayed draw term loan	6,228	6,228
Swipe Acquisition Corporation (dba PLI)	Letter of Credit	7,118	7,118
SWK BUYER, Inc. (dba Stonewall Kitchen)	First lien senior secured delayed draw term loan	—	175
SWK BUYER, Inc. (dba Stonewall Kitchen)	First lien senior secured revolving loan	5	46
Tahoe Finco, LLC	First lien senior secured revolving loan	9,244	9,244
Tall Tree Foods, Inc.	First lien senior secured delayed draw term loan	1,500	—
Tamarack Intermediate, L.L.C. (dba Verisk 3E)	First lien senior secured revolving loan	117	116
Tempo Buyer Corp. (dba Global Claims Services)	First lien senior secured delayed draw term loan	308	308
Tempo Buyer Corp. (dba Global Claims Services)	First lien senior secured revolving loan	95	141
The Shade Store, LLC	First lien senior secured revolving loan	436	655
THG Acquisition, LLC (dba Hilb)	First lien senior secured revolving loan	6,695	8,608
Thunder Purchaser, Inc. (dba Vector Solutions)	First lien senior secured delayed draw term loan	7,018	7,018
Thunder Purchaser, Inc. (dba Vector Solutions)	First lien senior secured revolving loan	603	2,522
Troon Golf, L.L.C.	First lien senior secured revolving loan	21,622	21,622
Ultimate Baked Goods Midco, LLC	First lien senior secured revolving loan	9,946	7,335
Unified Women's Healthcare, LP	First lien senior secured delayed draw term loan	4	33
Unified Women's Healthcare, LP	First lien senior secured revolving loan	88	88
USRP Holdings, Inc. (dba U.S. Retirement and Benefits Partners)	First lien senior secured revolving loan	4,239	4,239
Valence Surface Technologies LLC	First lien senior secured revolving loan	49	49
Velocity HoldCo III Inc. (dba VelocityEHS)	First lien senior secured revolving loan	447	1,072
Walker Edison Furniture Company LLC	First lien senior secured delayed draw term loan	2,248	—
When I Work, Inc.	First lien senior secured revolving loan	925	925
Wingspire Capital Holdings LLC	LLC Interest	49,855	35,855
WU Holdco, Inc. (dba Weiman Products, LLC)	First lien senior secured revolving loan	8,066	9,219
Zendesk, Inc.	First lien senior secured delayed draw term loan	17,352	17,352
Zendesk, Inc.	First lien senior secured revolving loan	7,145	7,145
Total Unfunded Portfolio Company Commitments		$808,440	$926,091
We seek to carefully consider our unfunded portfolio company commitments for the purpose of planning our ongoing financial leverage. Further, we consider any outstanding unfunded portfolio company commitments we are required to fund within the 150% asset coverage limitation. As of June 30, 2023, we believed we had adequate financial resources to satisfy the unfunded portfolio company commitments.
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
On November 1, 2022, the Board approved a repurchase program (the “2022 Repurchase Program”) under which we may repurchase up to $150 million of our outstanding common stock. Under the 2022 Stock Repurchase Program, purchases may be made at management’s discretion from time to time in open-market transactions, in accordance with all applicable securities laws and regulations. Unless extended by the Board, the 2022 Stock Repurchase Program will terminate 18-months from the date it was approved. Since the 2022 Repurchase Program’s inception, Goldman, Sachs & Co., as agent, has repurchased 4,090,138 shares of our common stock pursuant to the 2022 Stock Repurchase Plan for approximately $50.0 million as of June 30, 2023.
From time to time, we may become a party to certain legal proceedings incidental to the normal course of its business. At June 30, 2023, we were not aware of any material pending or threatened litigation that would require accounting recognition or financial statement disclosure.
Contractual Obligations
The table below presents a summary of our contractual payment obligations under our credit facilities as of June 30, 2023:

	Payments Due by Period
($ in millions)	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
Revolving Credit Facility	$1,795.0	$—	$15.0	$1,780.0	$—
SPV Asset Facility II	250.0	—	—	—	250.0
CLO I	390.0	—	—	—	390.0
CLO II	260.0	—	—	—	260.0
CLO III	260.0	—	—	—	260.0
CLO IV	292.5	—	—	—	292.5
CLO V	509.6	—	—	—	509.6
CLO VI	260.0	—	—	—	260.0
CLO VII	239.2	—	—	—	239.2
CLO X	260.0	—	—	—	260.0
2024 Notes	400.0	400.0		—	—
2025 Notes	425.0	—	425.0	—	—
July 2025 Notes	500.0	—	500.0	—	—
2026 Notes	500.0	—	500.0	—	—
July 2026 Notes	1,000.0	—	—	1,000.0	—
2027 Notes	500.0	—	—	500.0	—
2028 Notes	850.0	—	—	850.0	—
Total Contractual Obligations	$8,691.3	$400.0	$1,440.0	$4,130.0	$2,721.3
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
We invest in Wingspire, Amergin AssetCo, Fifth Season and OBDC SLF, controlled affiliated investments, as defined in the 1940 Act. See “ITEM 1. – Notes to Consolidated Financial Statements – Note 3. Agreements and Related Party Transactions” for further details.
We invest in LSI Financing, a non-controlled affiliated investment, as defined in the 1940 Act. See “ITEM 1. – Notes to Consolidated Financial Statements – Note 3. Agreements and Related Party Transactions” for further details.
Critical Accounting Policies
The preparation of the consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Changes in the economic environment, financial markets, and any other parameters used in determining such estimates could cause actual results to differ. Our critical accounting policies should be read in connection with our risk factors as described in Form 10-K for the fiscal year ended December 31, 2022 and in Form 10-Q for the quarter ended March 31, 2023 in “ITEM 1A. RISK FACTORS.”

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
Certain consolidated subsidiaries of ours are subject to U.S. federal and state corporate-level income taxes. We evaluate tax positions taken or expected to be taken in the course of preparing our consolidated financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions not deemed to meet the “more-likely-than-not” threshold are reserved and recorded as a tax benefit or expense in the current year. All penalties and interest associated with income taxes are included in income tax expense. Conclusions regarding tax positions are subject to review and may be adjusted at a later date based on factors including, but not limited to, on-going analyses of tax laws, regulations and interpretations thereof. There were no material uncertain tax positions through December 31, 2022. As applicable, our prior three tax years remain subject to examination by U.S. federal, state and local tax authorities.

Recent Developments
Blue Owl Capital Corporation was formerly known as “Owl Rock Capital Corporation.” On June 22, 2023, we filed Articles of Amendment in the state of Maryland to formally change our name to “Blue Owl Capital Corporation.” Our new name took effect on July 6, 2023 and our ticker symbol on the New York Stock Exchange changed to “OBDC”.
On July 18, 2023, Owl Rock CLO II, LLC entered into a second supplemental indenture to the CLO II Indenture, which made certain benchmark conforming changes to facilitate the transition of the reference rate applicable to the securities issued under the CLO II Indenture from LIBOR to term SOFR plus a spread adjustment.
On July 18, 2023, Owl Rock CLO III, LLC entered into a second supplemental indenture to the CLO III Indenture, which made certain benchmark conforming changes to facilitate the transition of the reference rate applicable to the securities issued under the CLO II Indenture from LIBOR to term SOFR plus a spread adjustment.
On July 18, 2023, Owl Rock CLO IV, LLC entered into a second supplemental indenture to the CLO IV Indenture, which made certain benchmark conforming changes to facilitate the transition of the reference rate applicable to the securities issued under the CLO IV Indenture from LIBOR to term SOFR plus a spread adjustment.
On July 18, 2023, Owl Rock CLO VI, LLC entered into a supplemental indenture to the CLO VI Indenture, which made certain benchmark conforming changes to facilitate the transition of the reference rate applicable to the securities issued under the CLO VI Indenture from LIBOR to term SOFR plus a spread adjustment.
On August 8, 2023, our Board declared a third quarter dividend of $0.33 per share for stockholders of record as of September 29, 2023, payable on or before October 13, 2023 and a second quarter supplemental of $0.07 per share for stockholders of record as of August 31, 2023, payable on or before September 15, 2023.

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
As of June 30, 2023, 98.1% of our debt investments based on fair value were floating rates. Additionally, the weighted average floor, based on fair value, of our debt investments was 0.8% and the majority of our debt investments have a floor of 1.0%. The Revolving Credit Facility and SPV Asset Facility II bear interest at variable interest rates with no interest rate floor. The 2024 Notes, 2025 Notes, July 2025 Notes, 2026 Notes, July 2026 Notes, 2027 Notes, and 2028 Notes bear interest at fixed rates. The 2024 Notes and 2027 Notes are hedged against interest rate swaps instruments. CLO IV, CLO VI and CLO X bear interest at variables rates. CLO I, CLO II, CLO III, CLO V and CLO VII bear interest at fixed and variable rates.
Based on our Consolidated Statements of Assets and Liabilities as of June 30, 2023, the following table shows the annualized impact on net income of hypothetical base rate changes in interest rates on our debt investments (considering interest rate floors for floating rate instruments) assuming each floating rate investment is subject to 3-month reference rate election and there are no changes in our investment and borrowing structure:

($ in millions)	Interest Income	Interest Expense(1)	Net Income(2)
Up 300 basis points	$332,748	$110,908	$221,840
Up 200 basis points	221,832	73,938	147,894
Up 100 basis points	110,916	36,969	73,947
Down 100 basis points	(110,916)	(36,969)	(73,947)
Down 200 basis points	(221,832)	(73,938)	(147,894)
Down 300 basis points	(332,748)	(110,908)	(221,840)
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
Credit Risk
We generally endeavor to minimize our risk of exposure by limiting to reputable financial institutions the counterparties with which we enter into financial transactions. As of June 30, 2023 and December 31, 2022, we held the majority of our cash balances with a single highly rated money center bank and such balances are in excess of Federal Deposit Insurance Corporation insured limits. We seek to mitigate this exposure by monitoring the credit standing of these financial institutions.
Inflation Risk
Inflation is likely to continue in the near to medium-term, particularly in the United States, with the possibility that monetary policy has tightened in response. Persistent inflationary pressures could affect our portfolio companies profit margins.
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
(b) Changes in Internal Controls Over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A. Risk Factors
In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in Part I, “ITEM 1A. RISK FACTORS” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 and our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2023, which could materially affect our business, financial condition and/or operating results. The risks described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 and our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2023 are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Other than the shares issued pursuant to our dividend reinvestment plan, we did not sell any unregistered equity securities, except as previously disclosed in certain 8-Ks filed with the SEC.
In the second quarter 2023, pursuant to our dividend reinvestment plan, we purchased 643,235 shares of our common stock in the open market, at a weighted average price of $12.85 per share, for distribution to stockholders of record as of March 31, 2023 and May 31, 2023 for the first quarter dividend and supplemental first quarter dividend, respectively, that did not opt out of our dividend reinvestment plan in order to satisfy the reinvestment portion of our dividends.

The following provides information regarding purchases of the Company’s common stock by Goldman Sachs & Co., as agent, pursuant to the 2022 Stock Repurchase Program. Repurchases under the 2022 Stock Repurchase Program for the following period:

Period ($ in millions, except share and per share amounts)	Total Number of Shares Repurchased	Average Price Paid per Share	Approximate Dollar Value of Shares that have been Purchased Under the Plans	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan
January 1, 2023 - January 31, 2023	1,493,034	$12.19	$18.2	$115.9
February 1, 2023 - February 28, 2023	29,154	$12.98	$0.4	$115.5
March 1, 2023 - March 31, 2023	278,419	$12.61	$3.5	$112.0
April 1, 2023 - April 30, 2023	687,545	$12.65	$8.7	$103.3
May 1, 2023 - May 31, 2023	190,355	$12.53	$2.4	$100.9
June 1, 2023 - June 30, 2023	65,305	$13.50	$0.9	$100.0
Total	2,743,812		$34.1
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Articles of Amendment
Effective as of July 6, 2023, the Company amended its charter to change the Company's name from Owl Rock Capital Corporation to Blue Owl Capital Corporation. The Company effected the increase by filing Articles of Amendment (the "Amendment") with the State Department of Assessments and Taxation of Maryland.
A copy of our Articles of Amendment and Restatement, as further amended by the Amendment, is filed as Exhibit 3.1 to this report.
Rule 10b5-1 Trading Plans
During the fiscal quarter ended June 30, 2023, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

Item 6. Exhibits, Financial Statement Schedules

Exhibit Number	Description of Exhibits
3.1*	Articles of Amendment and Restatement, dated March 1, 2016, as amended June 22, 2023*
3.2	Amended and Restated Bylaws, dated July 6, 2023 (incorporated by reference to Exhibit 3.2 to the Company's Current Report on Form 8-K, filed on June 22, 2023).
10.1
Amendment No. 8 to Credit Agreement, dated as of April 17, 2023, among ORCC Financing II LLC, as Borrower, the Lenders referred to therein, Natixis, New York Branch, as Administrative Agent, State Street Bank and Trust Company, as Collateral Agent, Collateral Administrator, Custodian and Cortland Capital Market Services LLC as Document Custodian (incorporated by reference Exhibit 10.1 to the Company's Current Report on Form 8-K, filed on April 19, 2023).

10.2
Supplemental Indenture, dated as of June 28, 2023, by and among Owl Rock CLO I, Ltd., as issuer, Owl Rock CLO I, LLC, as co-issuer, and State Street Bank and Trust Company, as collateral trustee (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed on June 30, 2023).

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

Blue Owl Capital Corporation

Date: August 9, 2023	By:	/s/ Craig W. Packer
Craig W. Packer
Chief Executive Officer and Director

Blue Owl Capital Corporation

Date: August 9, 2023	By:	/s/ Jonathan Lamm
Jonathan Lamm
Chief Operating Officer and Chief Financial Officer