Form 10-Q
period 2023-09-30
Blue Owl Capital Corp
filed 2023-11-08
CIK 1655888

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal quarter ended September 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒
As of November 8, 2023, the registrant had 389,732,868 shares of common stock, $0.01 par value per share, outstanding.

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
•the impact of rising interest rates, elevated inflation rates, ongoing supply chain and labor market disruptions, instability in the U.S. and international banking systems, and the risk of recession or a shutdown of government services could impact our business prospects and the prospects of our portfolio companies;
•an economic downturn could also impact availability and pricing of our financing and our ability to access the debt and equity capital markets;
•a contraction of available credit and/or an inability to access the equity markets could impair our lending and investment activities;
•interest rate volatility could adversely affect our results, particularly because we use leverage as part of our investment strategy;
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
•the impact of information technology system failures, data security breaches, data privacy compliance, network disruptions, and cybersecurity attacks
•the escalated conflict in the Middle East;
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
1

Item 1. Consolidated Financial Statements
Blue Owl Capital Corporation
Consolidated Statements of Assets and Liabilities
(Amounts in thousands, except share and per share amounts)

	September 30, 2023 (Unaudited)	December 31, 2022
Assets
Investments at fair value
Non-controlled, non-affiliated investments (amortized cost of $11,500,055 and $12,133,062, respectively)	$11,471,820	$12,010,369
Non-controlled, affiliated investments (amortized cost of $19,352 and $6,224, respectively)	19,805	6,175
Controlled, affiliated investments (amortized cost of $1,303,464, and $906,846, respectively)	1,404,533	993,801
Total investments at fair value (amortized cost of $12,822,871 and $13,046,132, respectively)	12,896,158	13,010,345
Cash (restricted cash of $89,264 and $96,420, respectively)	429,676	444,278
Foreign cash (cost of $2,357 and $809, respectively)	2,354	809
Interest receivable	107,112	108,085
Receivable from a controlled affiliate	22,532	17,709
Prepaid expenses and other assets	3,988	3,627
Total Assets	$13,461,820	$13,584,853
Liabilities
Debt (net of unamortized debt issuance costs of $80,535 and $95,647, respectively)	$7,062,399	$7,281,744
Distribution payable	128,612	129,517
Management fee payable	47,796	47,583
Incentive fee payable	40,314	34,462
Payables to affiliates	6,292	6,351
Accrued expenses and other liabilities	176,398	202,793
Total Liabilities	7,461,811	7,702,450
Commitments and contingencies (Note 7)
Net Assets
Common shares $0.01 par value, 500,000,000 shares authorized; 389,732,868 and 392,476,687 shares issued and outstanding, respectively	3,897	3,925
Additional paid-in-capital	5,936,644	5,970,674
Accumulated undistributed (overdistributed) earnings	59,468	(92,196)
Total Net Assets	6,000,009	5,882,403
Total Liabilities and Net Assets	$13,461,820	$13,584,853
Net Asset Value Per Share	$15.40	$14.99

The accompanying notes are an integral part of these consolidated financial statements.

Blue Owl Capital Corporation
Consolidated Statements of Operations
(Amounts in thousands, except share and per share amounts)
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
Investment Income
Investment income from non-controlled, non-affiliated investments:
Interest income	$307,701	$240,601	$894,371	$655,303
Payment-in-kind (“PIK”) interest income	40,925	30,539	128,783	79,698
Dividend income	17,324	14,867	52,764	36,280
Other income	2,332	5,408	12,539	14,794
Total investment income from non-controlled, non-affiliated investments	368,282	291,415	1,088,457	786,075
Investment income from non-controlled, affiliated investments:
Dividend income	36	—	213	—
Total investment income from non-controlled, affiliated investments	36	—	213	—
Investment income from controlled, affiliated investments:
Interest income	5,717	2,140	13,944	5,767
Payment-in-kind (“PIK”) interest income	773	—	773	—
Dividend income	24,032	20,303	66,720	59,136
Other Income	182	195	760	520
Total investment income from controlled, affiliated investments	30,704	22,638	82,197	65,423
Total Investment Income	399,022	314,053	1,170,867	851,498
Expenses
Interest expense	110,445	81,210	324,416	209,935
Management fees	47,796	46,886	143,911	141,172
Performance based incentive fees	40,314	31,134	117,640	83,630
Professional fees	3,890	3,788	11,697	11,022
Directors’ fees	445	276	960	832
Other general and administrative	3,349	2,381	9,158	6,656
Total Operating Expenses	206,239	165,675	607,782	453,247
Net Investment Income (Loss) Before Taxes	192,783	148,378	563,085	398,251
Income tax expense (benefit), including excise tax expense (benefit)	2,730	1,604	8,495	3,998
Net Investment Income (Loss) After Taxes	$190,053	$146,774	$554,590	$394,253
Net Realized and Change in Unrealized Gain (Loss)
Net change in unrealized gain (loss):
Non-controlled, non-affiliated investments	$22,371	$75,368	$91,855	$(147,545)
Non-controlled, affiliated investments	507	—	502	—
Controlled, affiliated investments	(2,076)	47,026	14,113	31,632
Translation of assets and liabilities in foreign currencies	(2,292)	(3,807)	278	(7,510)
Income tax (provision) benefit	(1,521)	—	(4,217)	—
Total Net Change in Unrealized Gain (Loss)	16,989	118,587	102,531	(123,423)
Net realized gain (loss):
Non-controlled, non-affiliated investments	235	201	353	4,853
Non-controlled, affiliated investments	—	—	(52,482)	—
Foreign currency transactions	(339)	(135)	(647)	(1,218)
Total Net Realized Gain (Loss)	(104)	66	(52,776)	3,635
Total Net Realized and Change in Unrealized Gain (Loss)	16,885	118,653	49,755	(119,788)
Net Increase (Decrease) in Net Assets Resulting from Operations	$206,938	$265,427	$604,345	$274,465
Earnings Per Share - Basic and Diluted	$0.53	$0.67	$1.55	$0.70
Weighted Average Shares Outstanding - Basic and Diluted	389,703,612	393,823,013	390,223,606	394,103,935

The accompanying notes are an integral part of these consolidated financial statements.

Blue Owl Capital Corporation
Consolidated Schedule of Investments
As of September 30, 2023
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(4)(8)(33)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(2)(3)	Fair Value	Percentage of Net Assets
Non-controlled/non-affiliated portfolio company investments
Debt Investments
Advertising and media
Circana Group, L.P. (fka The NPD Group, L.P.)(13)(27)	First lien senior secured loan	S +	6.25% (2.75% PIK)	12/2028	19,052	18,720	18,861	0.3%
Circana Group, L.P. (fka The NPD Group, L.P.)(10)(13)(27)	First lien senior secured revolving loan	S +	5.75%	12/2027	272	248	257	—%
Global Music Rights, LLC(14)(27)	First lien senior secured loan	S +	5.75%	8/2028	7,369	7,257	7,369	0.1%
Global Music Rights, LLC(10)(23)(27)	First lien senior secured revolving loan	S +	5.75%	8/2027	—	(9)	—	—%
						26,216	26,487	0.4%
Aerospace and defense
Aviation Solutions Midco, LLC (dba STS Aviation)(14)(27)	First lien senior secured loan	S +	7.25%	1/2025	211,204	210,165	213,316	3.6%
Peraton Corp.(6)(14)(27)	Second lien senior secured loan	S +	7.75%	2/2029	45,899	45,378	44,829	0.7%
Valence Surface Technologies LLC(14)(27)	First lien senior secured loan	S +	7.75% (3.88% PIK)	6/2025	134,374	133,766	113,546	1.9%
Valence Surface Technologies LLC(10)(14)(27)	First lien senior secured revolving loan	S +	7.75% (3.88% PIK)	6/2025	10,922	10,879	9,222	0.2%
						400,188	380,913	6.4%
Asset based lending and fund finance
Hg Genesis 8 Sumoco Limited(20)(27)(29)	Unsecured facility	SA +	6.00% PIK	8/2025	£39,355	51,566	48,034	0.8%
Hg Genesis 9 SumoCo Limited(18)(27)(29)	Unsecured facility	E +	7.00% PIK	3/2027	€ 47,333	51,810	50,114	0.8%
Hg Saturn Luchaco Limited(20)(27)(29)	Unsecured facility	SA +	7.50% PIK	3/2026	£111,764	150,506	136,415	2.3%
						253,882	234,563	3.9%
Automotive
Spotless Brands, LLC(14)(27)	First lien senior secured loan	S +	6.50%	7/2028	48,242	47,427	47,759	0.8%
Spotless Brands, LLC(10)(23)(27)	First lien senior secured revolving loan	S +	6.50%	7/2028	—	(21)	(13)	—%
						47,406	47,746	0.8%

Blue Owl Capital Corporation
Consolidated Schedule of Investments
As of September 30, 2023
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(4)(8)(33)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(2)(3)	Fair Value	Percentage of Net Assets
Buildings and real estate
Associations, Inc.(14)(27)	First lien senior secured loan	S +	6.50% (2.50% PIK)	7/2027	363,571	361,304	360,844	6.0%
Associations, Inc.(10)(14)(24)(27)	First lien senior secured delayed draw term loan	S +	6.50% (2.50% PIK)	6/2024	38,799	38,432	38,425	0.6%
Associations, Inc.(10)(23)(27)	First lien senior secured revolving loan	S +	6.50%	7/2027	—	(206)	(247)	—%
REALPAGE, INC.(6)(13)(27)	Second lien senior secured loan	S +	6.50%	4/2029	34,500	34,105	34,545	0.6%
						433,635	433,567	7.2%
Business services
Access CIG, LLC(14)(27)	Second lien senior secured loan	S +	7.75%	2/2026	58,760	58,498	58,172	1.0%
CIBT Global, Inc.(11)(14)(27)	First lien senior secured loan	S +	5.25% (4.25% PIK)	5/2026	932	588	625	—%
CIBT Global, Inc.(11)(14)(27)	Second lien senior secured loan	S +	7.75% PIK	12/2026	63,678	26,718	8,437	0.1%
Denali BuyerCo, LLC (dba Summit Companies)(14)(27)	First lien senior secured loan	S +	5.50%	9/2028	52,884	52,298	52,752	0.9%
Denali BuyerCo, LLC (dba Summit Companies)(10)(23)(27)	First lien senior secured revolving loan	S +	5.50%	9/2027	—	(20)	(7)	—%
Diamondback Acquisition, Inc. (dba Sphera)(13)(27)	First lien senior secured loan	S +	5.50%	9/2028	4,077	4,015	4,016	0.1%
Entertainment Benefits Group, LLC(13)(27)	First lien senior secured loan	S +	4.75%	9/2025	856	849	856	—%
Entertainment Benefits Group, LLC(10)(13)(27)	First lien senior secured revolving loan	S +	4.75%	9/2025	22	21	22	—%
Fullsteam Operations, LLC(14)(27)	First lien senior secured loan	S +	7.50% (3.00% PIK)	10/2027	10,662	10,467	10,769	0.2%
Gainsight, Inc.(21)(27)	First lien senior secured loan	L +	6.75% PIK	7/2027	23,116	22,880	22,885	0.4%
Gainsight, Inc.(10)(21)(27)	First lien senior secured revolving loan	L +	6.75% PIK	7/2027	1,657	1,619	1,623	—%
Hercules Borrower, LLC (dba The Vincit Group)(14)(27)	First lien senior secured loan	S +	6.25%	12/2026	175,542	173,970	175,541	2.9%
Hercules Borrower, LLC (dba The Vincit Group)(10)(14)(27)	First lien senior secured revolving loan	S +	6.25%	12/2026	1,116	948	1,116	—%
Hercules Buyer, LLC (dba The Vincit Group)(27)(31)(32)	Unsecured notes		0.48% PIK	12/2029	5,160	5,160	5,772	0.1%
Kaseya Inc.(14)(27)	First lien senior secured loan	S +	6.25% (2.50% PIK)	6/2029	18,772	18,449	18,725	0.3%
Kaseya Inc.(10)(14)(24)(27)	First lien senior secured delayed draw term loan	S +	6.25% (2.50% PIK)	6/2024	69	59	69	—%
Kaseya Inc.(10)(14)(27)	First lien senior secured revolving loan	S +	6.25% (2.50% PIK)	6/2029	285	267	283	—%

Blue Owl Capital Corporation
Consolidated Schedule of Investments
As of September 30, 2023
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(4)(8)(33)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(2)(3)	Fair Value	Percentage of Net Assets
KPSKY Acquisition, Inc. (dba BluSky)(14)(27)	First lien senior secured loan	S +	5.25%	10/2028	4,901	4,825	4,852	0.1%
Ping Identity Holding Corp.(13)(27)	First lien senior secured loan	S +	7.00%	10/2029	909	897	905	—%
Ping Identity Holding Corp.(10)(23)(27)	First lien senior secured revolving loan	S +	7.00%	10/2028	—	(1)	—	—%
						382,507	367,413	6.1%
Chemicals
Aruba Investments Holdings LLC (dba Angus Chemical Company)(13)(27)	Second lien senior secured loan	S +	7.75%	11/2028	10,000	9,892	9,300	0.2%
Gaylord Chemical Company, L.L.C.(14)(27)	First lien senior secured loan	S +	6.00%	3/2027	136,752	135,871	136,067	2.3%
Gaylord Chemical Company, L.L.C.(10)(23)(27)	First lien senior secured revolving loan	S +	6.00%	3/2026	—	(66)	(66)	—%
Velocity HoldCo III Inc. (dba VelocityEHS)(14)(27)	First lien senior secured loan	S +	5.75%	4/2027	21,825	21,504	21,825	0.4%
Velocity HoldCo III Inc. (dba VelocityEHS)(10)(13)(27)	First lien senior secured revolving loan	S +	5.75%	4/2026	335	319	335	—%
						167,520	167,461	2.9%
Consumer products
Conair Holdings LLC(13)(27)	Second lien senior secured loan	S +	7.50%	5/2029	187,500	186,406	177,655	3.0%
Feradyne Outdoors, LLC(15)(27)	First lien senior secured loan	S +	6.25%	5/2026	73,622	73,622	68,837	1.1%
Foundation Consumer Brands, LLC(14)(27)	First lien senior secured loan	S +	6.25%	2/2027	3,297	3,297	3,297	0.1%
Lignetics Investment Corp.(14)(27)	First lien senior secured loan	S +	6.00%	11/2027	34,726	34,409	34,378	0.6%
Lignetics Investment Corp.(10)(14)(27)	First lien senior secured revolving loan	S +	6.00%	10/2026	4,549	4,513	4,502	0.1%
SWK BUYER, Inc. (dba Stonewall Kitchen)(14)(27)	First lien senior secured loan	S +	5.25%	3/2029	745	733	715	—%
SWK BUYER, Inc. (dba Stonewall Kitchen)(10)(14)(27)	First lien senior secured revolving loan	S +	5.25%	3/2029	46	45	43	—%
WU Holdco, Inc. (dba Weiman Products, LLC)(14)(27)	First lien senior secured loan	S +	5.50%	3/2026	201,300	199,422	196,770	3.3%
WU Holdco, Inc. (dba Weiman Products, LLC)(10)(14)(27)	First lien senior secured revolving loan	S +	5.50%	3/2025	12,291	12,185	11,859	0.2%
						514,632	498,056	8.4%
Containers and packaging
Ascend Buyer, LLC (dba PPC Flexible Packaging)(14)(27)	First lien senior secured loan	S +	6.40%	10/2028	5,456	5,414	5,456	0.1%
Ascend Buyer, LLC (dba PPC Flexible Packaging)(10)(23)(27)	First lien senior secured revolving loan	S +	6.40%	9/2027	—	(4)	—	—%
Fortis Solutions Group, LLC(14)(27)	First lien senior secured loan	S +	5.50%	10/2028	4,594	4,523	4,491	0.1%
Fortis Solutions Group, LLC(10)(23)(27)	First lien senior secured revolving loan	S +	5.50%	10/2027	—	(6)	(10)	—%

Blue Owl Capital Corporation
Consolidated Schedule of Investments
As of September 30, 2023
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(4)(8)(33)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(2)(3)	Fair Value	Percentage of Net Assets
Indigo Buyer, Inc. (dba Inovar Packaging Group)(14)(27)	First lien senior secured loan	S +	6.25%	5/2028	890	883	890	—%
Indigo Buyer, Inc. (dba Inovar Packaging Group)(10)(14)(27)	First lien senior secured revolving loan	S +	6.25%	5/2028	17	16	17	—%
Pregis Topco LLC(13)(27)	Second lien senior secured loan	S +	7.02%	8/2029	160,000	157,898	159,665	2.7%
						168,724	170,509	2.9%
Distribution
ABB/Con-cise Optical Group LLC(14)(27)	First lien senior secured loan	S +	7.50%	2/2028	63,778	63,022	61,387	1.0%
Endries Acquisition, Inc.(13)(27)	First lien senior secured loan	S +	5.25%	12/2025	235,768	234,248	235,767	3.9%
BradyIFS Holdings, LLC (fka Individual Foodservice Holdings, LLC)(13)(27)	First lien senior secured loan	S +	6.25%	11/2025	132,412	131,316	132,412	2.2%
BradyIFS Holdings, LLC (fka Individual Foodservice Holdings, LLC)(10)(13)(27)	First lien senior secured revolving loan	S +	6.25%	11/2024	2,277	2,170	2,277	—%
Offen, Inc.(15)(27)	First lien senior secured loan	S +	5.00%	6/2026	18,655	18,575	18,655	0.3%
						449,331	450,498	7.4%
Education
Pluralsight, LLC(14)(27)	First lien senior secured loan	S +	8.00%	4/2027	99,450	98,763	96,218	1.6%
Pluralsight, LLC(10)(14)(27)	First lien senior secured revolving loan	S +	8.00%	4/2027	3,910	3,873	3,707	0.1%
						102,636	99,925	1.7%
Financial services
Adenza Group, Inc.(13)(27)	First lien senior secured loan	S +	5.75%	12/2027	199,209	197,607	199,208	3.3%
Adenza Group, Inc.(10)(23)(27)	First lien senior secured revolving loan	S +	5.75%	12/2025	—	(105)	—	—%
Blackhawk Network Holdings, Inc.(13)(27)	Second lien senior secured loan	S +	7.00%	6/2026	106,400	105,982	106,134	1.8%
Blend Labs, Inc.(13)(27)	First lien senior secured loan	S +	7.50%	6/2026	67,500	66,499	65,813	1.1%
Blend Labs, Inc.(10)(23)(27)	First lien senior secured revolving loan	S +	7.50%	6/2026	—	(41)	(188)	—%
Finastra USA, Inc.(14)(27)(29)	First lien senior secured loan	S +	7.25%	9/2029	89,247	88,354	88,354	1.5%
Finastra USA, Inc.(10)(14)(27)(29)	First lien senior secured revolving loan	S +	7.25%	9/2029	1,960	1,868	1,868	—%
KRIV Acquisition Inc. (dba Riveron)(14)(27)	First lien senior secured loan	S +	6.50%	7/2029	6,333	6,148	6,143	0.1%
KRIV Acquisition Inc. (dba Riveron)(10)(23)(24)(27)	First lien senior secured delayed draw term loan	S +	6.50%	7/2025	—	(14)	(14)	—%
KRIV Acquisition Inc. (dba Riveron)(10)(23)(27)	First lien senior secured revolving loan	S +	6.50%	7/2029	—	(25)	(26)	—%
Muine Gall, LLC(9)(15)(27)(29)	First lien senior secured loan	S +	7.00% PIK	9/2026	83,931	84,955	83,931	1.4%

Blue Owl Capital Corporation
Consolidated Schedule of Investments
As of September 30, 2023
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(4)(8)(33)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(2)(3)	Fair Value	Percentage of Net Assets
NMI Acquisitionco, Inc. (dba Network Merchants)(13)(27)	First lien senior secured loan	S +	5.75%	9/2025	36,479	36,233	36,296	0.6%
NMI Acquisitionco, Inc. (dba Network Merchants)(10)(23)	First lien senior secured revolving loan	S +	5.75%	9/2025	—	(9)	(8)	—%
Smarsh Inc.(15)(27)	First lien senior secured loan	S +	6.50%	2/2029	762	756	760	—%
Smarsh Inc.(10)(15)(24)(27)	First lien senior secured delayed draw term loan	S +	6.50%	2/2024	95	94	95	—%
Smarsh Inc.(10)(27)	First lien senior secured revolving loan	S +	6.50%	2/2029	—	—	—	—%
						588,302	588,366	9.8%
Food and beverage
Balrog Acquisition, Inc. (dba Bakemark)(13)(27)	Second lien senior secured loan	S +	7.00%	9/2029	22,000	21,851	21,835	0.4%
BP Veraison Buyer, LLC (dba Sun World)(14)(27)	First lien senior secured loan	S +	5.75%	5/2027	68,161	67,604	67,990	1.1%
BP Veraison Buyer, LLC (dba Sun World)(10)(23)(27)	First lien senior secured revolving loan	S +	5.75%	5/2027	—	(66)	(22)	—%
H-Food Holdings, LLC(22)(27)	Second lien senior secured loan	L +	7.00%	3/2026	121,800	120,621	90,741	1.5%
Hissho Sushi Merger Sub, LLC(14)(27)	First lien senior secured loan	S +	5.50%	5/2028	894	887	894	—%
Hissho Sushi Merger Sub, LLC(10)(23)(27)	First lien senior secured revolving loan	S +	5.50%	5/2028	—	(1)	—	—%
Innovation Ventures HoldCo, LLC (dba 5 Hour Energy)(13)(27)	First lien senior secured loan	S +	6.25%	3/2027	125,000	123,286	123,439	2.1%
Nellson Nutraceutical, LLC(14)(27)	First lien senior secured loan	S +	5.75%	12/2025	25,835	25,754	25,512	0.4%
The Better Being Co., LLC (fka Nutraceutical International Corporation)(13)(27)	First lien senior secured loan	S +	7.50% (4.00% PIK)	9/2026	191,549	190,002	167,604	2.8%
The Better Being Co., LLC (fka Nutraceutical International Corporation)(13)(27)	First lien senior secured revolving loan	S +	7.50% (4.00% PIK)	9/2026	14,037	13,956	12,283	0.2%
Ole Smoky Distillery, LLC(13)(27)	First lien senior secured loan	S +	5.50%	3/2028	870	857	857	—%
Ole Smoky Distillery, LLC(10)(23)(27)	First lien senior secured revolving loan	S +	5.50%	3/2028	—	(2)	(2)	—%
Recipe Acquisition Corp. (dba Roland Corporation)(14)	Second lien senior secured loan	S +	9.00%	11/2024	32,000	31,991	31,920	0.5%
Sara Lee Frozen Bakery, LLC (fka KSLB Holdings, LLC)(14)(27)	First lien senior secured loan	S +	4.50%	7/2025	43,182	42,925	41,023	0.7%
Sara Lee Frozen Bakery, LLC (fka KSLB Holdings, LLC)(10)(14)(27)	First lien senior secured revolving loan	S +	4.50%	7/2025	7,200	7,200	6,750	0.1%
Shearer's Foods, LLC(13)(27)	Second lien senior secured loan	S +	7.75%	9/2028	86,400	85,807	86,400	1.4%

Blue Owl Capital Corporation
Consolidated Schedule of Investments
As of September 30, 2023
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(4)(8)(33)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(2)(3)	Fair Value	Percentage of Net Assets
Tall Tree Foods, Inc.(11)(14)	First lien senior secured loan	S +	9.25% PIK	12/2023	65,400	59,541	55,917	0.9%
Tall Tree Foods, Inc.(10)(11)(14)	First lien senior secured delayed draw term loan	S +	9.25% PIK	12/2023	4,786	3,017	4,092	0.1%
Ultimate Baked Goods Midco, LLC(13)(27)	First lien senior secured loan	S +	6.25%	8/2027	80,618	79,244	80,618	1.3%
Ultimate Baked Goods Midco, LLC(10)(23)(27)	First lien senior secured revolving loan	S +	6.25%	8/2027	—	(160)	—	—%
						874,314	817,851	13.5%
Healthcare equipment and services
Bamboo US BidCo LLC(14)(27)	First lien senior secured loan	S +	6.00%	9/2030	4,923	4,775	4,775	0.1%
Bamboo US BidCo LLC(17)(27)	First lien senior secured EUR term loan	E +	6.00%	9/2030	€ 3,063	3,146	3,146	0.1%
Bamboo US BidCo LLC(10)(23)(24)(27)	First lien senior secured delayed draw term loan	S +	6.00%	3/2025	—	(12)	(12)	—%
Bamboo US BidCo LLC(10)(23)(27)	First lien senior secured revolving loan	S +	6.00%	10/2029	—	(31)	(31)	—%
Confluent Medical Technologies, Inc.(14)(27)	Second lien senior secured loan	S +	6.50%	2/2030	1,000	984	980	—%
CSC MKG Topco LLC (dba Medical Knowledge Group)(13)(27)	First lien senior secured loan	S +	5.75%	2/2029	1,265	1,244	1,249	—%
Medline Borrower, LP(10)(23)(27)	First lien senior secured revolving loan	S +	3.25%	10/2026	—	(99)	(126)	—%
Nelipak Holding Company(14)(27)	First lien senior secured loan	S +	4.25%	7/2026	2,268	2,248	2,268	—%
Nelipak Holding Company(14)(27)	Second lien USD senior secured loan	S +	8.25%	7/2027	67,006	66,434	67,006	1.1%
Nelipak Holding Company(10)(23)(27)	First lien senior secured USD revolving loan	S +	4.25%	7/2024	—	(22)	—	—%
Nelipak Holding Company(10)(17)(27)	First lien senior secured EUR revolving loan	E +	4.50%	7/2024	€ 938	851	993	—%
Nelipak Holding Company(18)(27)	Second lien EUR senior secured loan	E +	8.50%	7/2027	€ 60,100	66,689	63,472	1.1%
Packaging Coordinators Midco, Inc.(14)(27)	Second lien senior secured loan	S +	7.00%	12/2029	196,044	193,053	191,633	3.2%
Patriot Acquisition TopCo S.A.R.L (dba Corza Health, Inc.) (14)(27)(29)	First lien senior secured loan	S +	6.75%	1/2028	134,340	132,829	132,996	2.2%
Patriot Acquisition TopCo S.A.R.L (dba Corza Health, Inc.) (10)(23)(27)(29)	First lien senior secured revolving loan	S +	6.75%	1/2026	—	(131)	(135)	—%
PerkinElmer U.S. LLC(14)(27)	First lien senior secured loan	S +	6.75%	3/2029	911	895	900	—%
Rhea Parent, Inc.(14)(27)	First lien senior secured loan	S +	5.50%	2/2029	764	752	760	—%
						473,605	469,874	7.8%

Blue Owl Capital Corporation
Consolidated Schedule of Investments
As of September 30, 2023
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(4)(8)(33)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(2)(3)	Fair Value	Percentage of Net Assets
Healthcare providers and services
Covetrus, Inc.(14)(27)	Second lien senior secured loan	S +	9.25%	10/2030	5,000	4,905	4,975	0.1%
Diagnostic Services Holdings, Inc. (dba Rayus Radiology)(13)(27)	First lien senior secured loan	S +	5.50%	3/2025	996	996	991	—%
Engage Debtco Limited(14)(27)(29)	First lien senior secured loan	S +	5.90% PIK	7/2029	1,000	979	983	—%
National Dentex Labs LLC (fka Barracuda Dental LLC)(14)(27)	First lien senior secured loan	S +	8.00% (3.00% PIK)	4/2026	107,652	106,875	105,231	1.8%
National Dentex Labs LLC (fka Barracuda Dental LLC)(10)(14)(27)	First lien senior secured revolving loan	S +	7.00%	4/2026	5,385	5,283	5,175	0.1%
Natural Partners, LLC(14)(27)(29)	First lien senior secured loan	S +	6.00%	11/2027	917	903	910	—%
Natural Partners, LLC(10)(23)(27)(29)	First lien senior secured revolving loan	S +	6.00%	11/2027	—	(1)	(1)	—%
OB Hospitalist Group, Inc.(14)(27)	First lien senior secured loan	S +	5.50%	9/2027	94,069	92,718	92,423	1.5%
OB Hospitalist Group, Inc.(10)(14)(27)	First lien senior secured revolving loan	S +	5.50%	9/2027	6,867	6,666	6,602	0.1%
Ex Vivo Parent Inc. (dba OB Hospitalist)(14)(27)	First lien senior secured loan	S +	9.75% PIK	9/2028	64,433	63,517	62,822	1.0%
Pacific BidCo Inc.(14)(27)(29)	First lien senior secured loan	S +	5.75%	8/2029	31,191	30,512	30,801	0.5%
Pacific BidCo Inc.(10)(23)(24)(27)(29)	First lien senior secured delayed draw term loan	S +	5.75%	8/2025	—	(36)	—	—%
Phoenix Newco, Inc. (dba Parexel)(13)(27)	Second lien senior secured loan	S +	6.50%	11/2029	190,000	188,432	188,575	3.1%
Plasma Buyer LLC (dba PathGroup)(14)(27)	First lien senior secured loan	S +	5.75%	5/2029	674	662	660	—%
Plasma Buyer LLC (dba PathGroup)(10)(23)(24)(27)	First lien senior secured delayed draw term loan	S +	5.75%	5/2024	—	(1)	(2)	—%
Plasma Buyer LLC (dba PathGroup)(10)(14)(27)	First lien senior secured revolving loan	S +	5.75%	5/2028	15	14	14	—%
PPV Intermediate Holdings, LLC(14)(27)	First lien senior secured loan	S +	5.75%	8/2029	933	916	924	—%
PPV Intermediate Holdings, LLC(10)(24)(27)	First lien senior secured delayed draw term loan	S +	6.00%	9/2025	—	—	—	—%
PPV Intermediate Holdings, LLC(10)(23)(27)	First lien senior secured revolving loan	S +	5.75%	8/2029	—	(1)	(1)	—%
Premier Imaging, LLC (dba LucidHealth)(14)(27)	First lien senior secured loan	S +	6.00%	1/2025	42,712	42,500	42,391	0.7%
Quva Pharma, Inc.(13)(27)	First lien senior secured loan	S +	5.50%	4/2028	39,200	38,366	38,808	0.6%
Quva Pharma, Inc.(10)(13)(27)	First lien senior secured revolving loan	S +	5.50%	4/2026	880	819	840	—%
Tivity Health, Inc.(14)(27)	First lien senior secured loan	S +	6.00%	6/2029	990	969	983	—%

Blue Owl Capital Corporation
Consolidated Schedule of Investments
As of September 30, 2023
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(4)(8)(33)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(2)(3)	Fair Value	Percentage of Net Assets
Unified Women's Healthcare, LP(13)(27)	First lien senior secured loan	S +	5.25%	6/2029	904	898	904	—%
Unified Women's Healthcare, LP(10)(13)(27)	First lien senior secured revolving loan	S +	5.25%	6/2029	20	20	20	—%
Vermont Aus Pty Ltd(14)(27)(29)	First lien senior secured loan	S +	5.50%	3/2028	985	966	973	—%
						587,877	586,001	9.5%
Healthcare technology
BCPE Osprey Buyer, Inc. (dba PartsSource)(14)(27)	First lien senior secured loan	S +	5.75%	8/2028	112,056	110,702	110,655	1.8%
BCPE Osprey Buyer, Inc. (dba PartsSource)(10)(13)(24)(27)	First lien senior secured delayed draw term loan	S +	5.75%	8/2028	5,813	5,549	5,712	0.1%
BCPE Osprey Buyer, Inc. (dba PartsSource)(10)(13)(27)	First lien senior secured revolving loan	S +	5.75%	8/2026	1,844	1,726	1,696	—%
GI Ranger Intermediate, LLC (dba Rectangle Health)(14)(27)	First lien senior secured loan	S +	5.75%	10/2028	4,551	4,480	4,482	0.1%
GI Ranger Intermediate, LLC (dba Rectangle Health)(10)(14)(27)	First lien senior secured revolving loan	S +	5.75%	10/2027	147	142	142	—%
Imprivata, Inc.(13)(27)	Second lien senior secured loan	S +	6.25%	12/2028	882	874	882	—%
Ocala Bidco, Inc.(14)(27)	First lien senior secured loan	S +	6.25% (2.75% PIK)	11/2028	186,574	183,102	183,776	3.1%
Ocala Bidco, Inc.(10)(14)(23)(24)(27)	First lien senior secured delayed draw term loan	S +	5.75%	5/2024	—	(175)	(47)	—%
Ocala Bidco, Inc.(14)(27)	Second lien senior secured loan	S +	10.50% PIK	11/2033	107,468	105,895	106,393	1.8%
Intelerad Medical Systems Incorporated (fka 11849573 Canada Inc.)(14)(27)(29)	First lien senior secured loan	S +	6.50%	8/2026	116,900	116,081	114,855	1.9%
Intelerad Medical Systems Incorporated (fka 11849573 Canada Inc.)(10)(14)(27)(29)	First lien senior secured revolving loan	S +	6.50%	8/2026	5,671	5,599	5,529	0.1%
Interoperability Bidco, Inc. (dba Lyniate)(14)(27)	First lien senior secured loan	S +	7.00%	12/2026	65,952	65,649	65,293	1.1%
Interoperability Bidco, Inc. (dba Lyniate)(10)(14)(27)	First lien senior secured revolving loan	S +	7.00%	12/2024	1,580	1,548	1,527	—%
						601,172	600,895	10.0%
Household products
Aptive Environmental, LLC(27)(32)	First lien senior secured loan		12.00% (6.00% PIK)	1/2026	12,792	11,238	13,112	0.2%
HGH Purchaser, Inc. (dba Horizon Services)(14)(27)	First lien senior secured loan	S +	6.50%	11/2025	188,176	186,993	188,176	3.1%
HGH Purchaser, Inc. (dba Horizon Services)(10)(14)(27)	First lien senior secured revolving loan	S +	6.50%	11/2025	16,383	16,293	16,383	0.3%

Blue Owl Capital Corporation
Consolidated Schedule of Investments
As of September 30, 2023
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(4)(8)(33)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(2)(3)	Fair Value	Percentage of Net Assets
Mario Purchaser, LLC (dba Len the Plumber)(13)(27)	First lien senior secured loan	S +	5.75%	4/2029	12,944	12,725	12,879	0.2%
Mario Purchaser, LLC (dba Len the Plumber)(10)(13)(24)(27)	First lien senior secured delayed draw term loan	S +	5.75%	4/2024	3,150	3,068	3,135	0.1%
Mario Purchaser, LLC (dba Len the Plumber)(10)(23)(27)	First lien senior secured revolving loan	S +	5.75%	4/2028	—	(21)	(7)	—%
Mario Midco Holdings, Inc. (dba Len the Plumber)(13)(27)	Unsecured facility	S +	10.75% PIK	4/2032	4,596	4,492	4,561	0.1%
SimpliSafe Holding Corporation(13)(27)	First lien senior secured loan	S +	6.25%	5/2028	6,096	5,996	6,050	0.1%
SimpliSafe Holding Corporation(10)(13)(24)(27)	First lien senior secured delayed draw term loan	S +	6.25%	5/2024	205	197	204	—%
						240,981	244,493	4.1%
Human resource support services
Cornerstone OnDemand, Inc.(13)(27)	Second lien senior secured loan	S +	6.50%	10/2029	115,833	114,415	105,119	1.8%
IG Investments Holdings, LLC (dba Insight Global)(14)(27)	First lien senior secured loan	S +	6.00%	9/2028	50,005	49,238	49,630	0.8%
IG Investments Holdings, LLC (dba Insight Global)(10)(23)(27)	First lien senior secured revolving loan	S +	6.00%	9/2027	—	(53)	(30)	—%
						163,600	154,719	2.6%
Infrastructure and environmental services
GI Apple Midco LLC (dba Atlas Technical Consultants)(13)(27)	First lien senior secured loan	S +	6.75%	4/2030	728	714	717	—%
GI Apple Midco LLC (dba Atlas Technical Consultants)(10)(13)(24)(27)	First lien senior secured delayed draw term loan	S +	6.75%	4/2025	17	16	17	—%
GI Apple Midco LLC (dba Atlas Technical Consultants)(10)(13)(27)	First lien senior secured revolving loan	S +	6.75%	4/2029	68	66	67	—%
LineStar Integrity Services LLC(15)(27)	First lien senior secured loan	S +	7.25%	2/2026	51,935	52,088	49,598	0.8%
LineStar Integrity Services LLC(14)(27)	First lien senior secured revolving loan	S +	7.25%	2/2026	9,903	9,716	9,457	0.2%
Tamarack Intermediate, L.L.C. (dba Verisk 3E)(14)(27)	First lien senior secured loan	S +	5.75%	3/2028	849	835	838	—%
Tamarack Intermediate, L.L.C. (dba Verisk 3E)(10)(14)(27)	First lien senior secured revolving loan	S +	5.75%	3/2028	23	21	21	—%
						63,456	60,715	1.0%
Insurance
Abacus Life, Inc.(14)(27)	First lien senior secured loan	S +	7.25%	7/2028	8,000	7,846	7,840	0.1%
Abacus Life, Inc.(10)(23)(24)(27)	First lien senior secured delayed draw term loan	S +	7.25%	1/2024	—	(152)	(160)	—%
Alera Group, Inc.(13)(27)	First lien senior secured loan	S +	6.00%	10/2028	34,549	33,960	34,549	0.6%

Blue Owl Capital Corporation
Consolidated Schedule of Investments
As of September 30, 2023
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(4)(8)(33)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(2)(3)	Fair Value	Percentage of Net Assets
AmeriLife Holdings LLC(13)(27)	First lien senior secured loan	S +	5.75%	8/2029	722	709	718	—%
AmeriLife Holdings LLC(10)(15)(24)(27)	First lien senior secured delayed draw term loan	S +	5.75%	9/2024	120	118	120	—%
AmeriLife Holdings LLC(10)(15)(27)	First lien senior secured revolving loan	S +	5.75%	8/2028	15	14	15	—%
Ardonagh Midco 3 PLC(15)(27)(29)	First lien senior secured USD term loan	S +	5.75%	7/2026	26,784	26,456	26,784	0.4%
Ardonagh Midco 3 PLC(19)(27)(29)	First lien senior secured EUR term loan	E +	7.00%	7/2026	€ 9,135	10,090	9,671	0.2%
Ardonagh Midco 3 PLC(20)(27)(29)	First lien senior secured GBP term loan	SA +	7.00%	7/2026	£86,659	107,564	105,771	1.8%
Ardonagh Midco 3 PLC(19)(27)(29)	First lien senior secured EUR delayed draw term loan	E +	5.75%	7/2026	€ 8,149	11,031	9,947	0.2%
Ardonagh Midco 2 PLC(6)(27)(29)(32)	Unsecured notes		11.50%	1/2027	11,912	11,857	11,637	0.2%
Brightway Holdings, LLC(14)(27)	First lien senior secured loan	S +	6.50%	12/2027	26,439	26,190	25,911	0.4%
Brightway Holdings, LLC(10)(14)(27)	First lien senior secured revolving loan	S +	6.50%	12/2027	1,579	1,551	1,516	—%
Evolution BuyerCo, Inc. (dba SIAA)(14)(27)	First lien senior secured loan	S +	6.25%	4/2028	140,639	139,203	139,584	2.3%
Evolution BuyerCo, Inc. (dba SIAA)(10)(23)(27)	First lien senior secured revolving loan	S +	6.25%	4/2027	—	(91)	(80)	—%
Integrity Marketing Acquisition, LLC(14)(27)	First lien senior secured loan	S +	5.83%	8/2025	157,891	157,460	157,891	2.6%
Integrity Marketing Acquisition, LLC(10)(23)(24)(27)	First lien senior secured delayed draw term loan	S +	6.00%	2/2025	—	(284)	—	—%
Integrity Marketing Acquisition, LLC(10)(23)(27)	First lien senior secured revolving loan	S +	6.50%	8/2026	—	(62)	—	—%
Norvax, LLC (dba GoHealth)(13)(27)	First lien senior secured loan	S +	7.50%	9/2025	74,319	73,089	73,390	1.2%
Norvax, LLC (dba GoHealth)(10)(23)(27)	First lien senior secured revolving loan	S +	6.50%	9/2024	—	(35)	(153)	—%
Peter C. Foy & Associates Insurance Services, LLC (dba PCF Insurance Services)(13)(27)	First lien senior secured loan	S +	6.00%	11/2028	133,885	132,845	130,537	2.2%
Peter C. Foy & Associates Insurance Services, LLC (dba PCF Insurance Services)(10)(23)(27)	First lien senior secured revolving loan	S +	6.00%	11/2027	—	(42)	(154)	—%
PCF Midco II, LLC (dba PCF Insurance Services)(27)(32)	First lien senior secured loan		9.00% PIK	10/2031	141,020	131,117	130,796	2.2%

Blue Owl Capital Corporation
Consolidated Schedule of Investments
As of September 30, 2023
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(4)(8)(33)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(2)(3)	Fair Value	Percentage of Net Assets
Summit Acquisition Inc. (dba K2 Insurance Services)(14)(27)	First lien senior secured loan	S +	6.75%	5/2030	733	712	715	—%
Summit Acquisition Inc. (dba K2 Insurance Services)(10)(23)(24)(27)	First lien senior secured delayed draw term loan	S +	6.75%	11/2024	—	(3)	(2)	—%
Summit Acquisition Inc. (dba K2 Insurance Services)(10)(23)(27)	First lien senior secured revolving loan	S +	6.75%	5/2029	—	(2)	(2)	—%
Tempo Buyer Corp. (dba Global Claims Services)(14)(27)	First lien senior secured loan	S +	5.50%	8/2028	1,070	1,053	1,056	—%
Tempo Buyer Corp. (dba Global Claims Services)(10)(23)(27)	First lien senior secured delayed draw term loan	S +	5.50%	8/2028	—	(2)	(1)	—%
Tempo Buyer Corp. (dba Global Claims Services)(10)(16)(27)	First lien senior secured revolving loan	P +	5.00%	8/2027	58	56	57	—%
THG Acquisition, LLC (dba Hilb)(13)(27)	First lien senior secured loan	S +	5.75%	12/2026	74,167	73,218	73,611	1.2%
THG Acquisition, LLC (dba Hilb)(10)(13)(27)	First lien senior secured revolving loan	S +	5.75%	12/2025	1,913	1,829	1,848	—%
USRP Holdings, Inc. (dba U.S. Retirement and Benefits Partners)(14)(27)	First lien senior secured loan	S +	5.75%	7/2027	38,403	37,871	38,115	0.6%
USRP Holdings, Inc. (dba U.S. Retirement and Benefits Partners)(10)(23)(27)	First lien senior secured revolving loan	S +	5.75%	7/2027	—	(54)	(32)	—%
KUSRP Intermediate, Inc. (dba U.S. Retirement and Benefits Partners)(13)(27)	First lien senior secured loan	S +	10.50% PIK	7/2030	34,510	34,119	34,423	0.6%
						1,019,231	1,015,918	16.8%
Internet software and services
3ES Innovation Inc. (dba Aucerna)(13)(27)(29)	First lien senior secured loan	S +	6.50%	5/2025	60,167	59,891	60,167	1.0%
3ES Innovation Inc. (dba Aucerna)(10)(13)(27)(29)	First lien senior secured revolving loan	S +	6.50%	5/2025	1,700	1,687	1,700	—%
Anaplan, Inc.(13)(27)	First lien senior secured loan	S +	6.50%	6/2029	135,082	133,914	135,082	2.3%
Anaplan, Inc.(10)(23)(27)	First lien senior secured revolving loan	S +	6.50%	6/2028	—	(77)	—	—%
Armstrong Bidco Limited (dba The Access Group)(20)(27)(29)	First lien senior secured loan	SA +	5.00%	6/2029	£2,960	3,562	3,585	0.1%
Bayshore Intermediate #2, L.P. (dba Boomi)(14)(27)	First lien senior secured loan	S +	7.50% PIK	10/2028	102,258	100,796	100,980	1.7%
Bayshore Intermediate #2, L.P. (dba Boomi)(10)(14)(27)	First lien senior secured revolving loan	S +	6.50%	10/2027	1,384	1,280	1,297	—%
BCPE Nucleon (DE) SPV, LP(15)(27)(29)	First lien senior secured loan	S +	7.00%	9/2026	189,778	188,119	189,778	3.2%
BCTO BSI Buyer, Inc. (dba Buildertrend)(14)(27)	First lien senior secured loan	S +	7.00%	12/2026	55,101	54,746	55,101	0.9%
BCTO BSI Buyer, Inc. (dba Buildertrend)(10)(23)(27)	First lien senior secured revolving loan	S +	7.00%	12/2026	—	(69)	—	—%

Blue Owl Capital Corporation
Consolidated Schedule of Investments
As of September 30, 2023
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(4)(8)(33)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(2)(3)	Fair Value	Percentage of Net Assets
Catalis Intermediate, Inc. (fka GovBrands Intermediate, Inc.)(14)(27)	First lien senior secured loan	S +	5.50%	8/2027	12,827	12,606	12,153	0.2%
Catalis Intermediate, Inc. (fka GovBrands Intermediate, Inc.)(10)(13)(27)	First lien senior secured revolving loan	S +	5.50%	8/2027	273	260	232	—%
Centrify Corporation(14)(27)	First lien senior secured loan	S +	5.75%	3/2028	65,725	64,574	65,395	1.1%
Centrify Corporation(10)(23)(27)	First lien senior secured revolving loan	S +	5.75%	3/2027	—	(114)	(34)	—%
CivicPlus, LLC(14)(27)	First lien senior secured loan	S +	6.50% (2.50% PIK)	8/2027	35,357	35,100	35,357	0.6%
CivicPlus, LLC(10)(13)(27)	First lien senior secured revolving loan	S +	6.00%	8/2027	216	197	216	—%
CP PIK DEBT ISSUER, LLC (dba CivicPlus, LLC)(15)(27)	Unsecured notes	S +	11.75% PIK	6/2034	19,587	19,136	19,538	0.3%
Coupa Holdings, LLC(13)(27)	First lien senior secured loan	S +	7.50%	2/2030	785	767	770	—%
Coupa Holdings, LLC(10)(23)(24)(27)	First lien senior secured delayed draw term loan	S +	7.50%	8/2024	—	(1)	(1)	—%
Coupa Holdings, LLC(10)(23)(27)	First lien senior secured revolving loan	S +	7.50%	2/2029	—	(1)	(1)	—%
Delta TopCo, Inc. (dba Infoblox, Inc.)(15)(27)	Second lien senior secured loan	S +	7.25%	12/2028	15,000	14,947	14,813	0.2%
EET Buyer, Inc. (dba e-Emphasys)(14)(27)	First lien senior secured loan	S +	6.50%	11/2027	4,477	4,445	4,477	0.1%
EET Buyer, Inc. (dba e-Emphasys)(10)(15)(27)	First lien senior secured revolving loan	S +	6.50%	11/2027	91	88	91	—%
Forescout Technologies, Inc.(14)(27)	First lien senior secured loan	S +	9.00% PIK	8/2026	70,255	69,870	70,607	1.2%
Forescout Technologies, Inc.(10)(23)(24)(27)	First lien senior secured delayed draw term loan	S +	9.00%	7/2024	—	(170)	—	—%
Forescout Technologies, Inc.(10)(23)(27)	First lien senior secured revolving loan	S +	8.50%	8/2026	—	(35)	—	—%
Genesis Acquisition Co. (dba Procare Software)(14)(27)	First lien senior secured loan	S +	5.00%	7/2025	17,802	17,746	17,802	0.3%
Genesis Acquisition Co. (dba Procare Software)(14)(27)	First lien senior secured revolving loan	S +	5.00%	7/2025	2,637	2,630	2,637	—%
Granicus, Inc.(13)(27)	First lien senior secured loan	S +	5.50%	1/2027	15,942	15,713	15,703	0.3%
Granicus, Inc.(10)(14)(27)	First lien senior secured revolving loan	S +	6.50%	1/2027	546	530	528	—%
H&F Opportunities LUX III S.À R.L (dba Checkmarx)(13)(27)(29)	First lien senior secured loan	S +	7.50%	4/2026	51,567	50,808	51,567	0.9%
H&F Opportunities LUX III S.À R.L (dba Checkmarx)(10)(23)(27)(29)	First lien senior secured revolving loan	S +	7.50%	4/2026	—	(206)	—	—%

Blue Owl Capital Corporation
Consolidated Schedule of Investments
As of September 30, 2023
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(4)(8)(33)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(2)(3)	Fair Value	Percentage of Net Assets
Hyland Software, Inc.(13)(27)	First lien senior secured loan	S +	6.00%	9/2030	53,168	52,373	52,371	0.9%
Hyland Software, Inc.(10)(23)(27)	First lien senior secured revolving loan	S +	6.00%	9/2029	—	(38)	(38)	—%
Litera Bidco LLC(13)(27)	First lien senior secured loan	S +	5.67%	5/2026	147,538	146,503	147,538	2.5%
Litera Bidco LLC(10)(23)(27)	First lien senior secured revolving loan	S +	5.25%	5/2026	—	(21)	—	—%
MessageBird BidCo B.V.(13)(27)(29)	First lien senior secured loan	S +	6.75%	5/2027	44,917	44,258	44,580	0.7%
MINDBODY, Inc.(14)(27)	First lien senior secured loan	S +	7.00%	2/2025	65,229	65,027	64,902	1.1%
MINDBODY, Inc.(10)(23)(27)	First lien senior secured revolving loan	S +	7.00%	2/2025	—	(14)	(30)	—%
Ministry Brands Holdings, LLC(13)(27)	First lien senior secured loan	S +	5.50%	12/2028	696	684	683	—%
Ministry Brands Holdings, LLC(10)(14)(24)(27)	First lien senior secured delayed draw term loan	S +	5.50%	12/2023	36	34	34	—%
Ministry Brands Holdings, LLC(10)(13)(27)	First lien senior secured revolving loan	S +	5.50%	12/2027	31	30	29	—%
Proofpoint, Inc.(6)(13)(27)	Second lien senior secured loan	S +	6.25%	8/2029	19,600	19,521	19,618	0.3%
QAD, Inc.(13)(27)	First lien senior secured loan	S +	5.38%	11/2027	26,173	25,788	25,715	0.4%
QAD, Inc.(10)(23)(27)	First lien senior secured revolving loan	S +	5.38%	11/2027	—	(47)	(60)	—%
SailPoint Technologies Holdings, Inc.(13)(27)	First lien senior secured loan	S +	6.25%	8/2029	45,640	44,788	45,298	0.8%
SailPoint Technologies Holdings, Inc.(10)(23)(27)	First lien senior secured revolving loan	S +	6.25%	8/2028	—	(71)	(33)	—%
Securonix, Inc.(14)(27)	First lien senior secured loan	S +	6.50%	4/2028	847	841	803	—%
Securonix, Inc.(10)(23)(27)	First lien senior secured revolving loan	S +	6.50%	4/2028	—	(1)	(8)	—%
Tahoe Finco, LLC(13)(27)(29)	First lien senior secured loan	S +	6.00%	9/2028	123,256	122,306	122,331	2.0%
Tahoe Finco, LLC(10)(23)(27)(29)	First lien senior secured revolving loan	S +	6.00%	10/2027	—	(62)	(69)	—%
Thunder Purchaser, Inc. (dba Vector Solutions)(14)(27)	First lien senior secured loan	S +	5.75%	6/2028	68,819	68,321	68,475	1.1%
Thunder Purchaser, Inc. (dba Vector Solutions)(10)(14)(27)	First lien senior secured revolving loan	S +	5.75%	6/2027	3,235	3,211	3,216	0.1%
When I Work, Inc.(14)(27)	First lien senior secured loan	S +	7.00% PIK	11/2027	5,481	5,445	5,385	0.1%
When I Work, Inc.(10)(23)(27)	First lien senior secured revolving loan	S +	6.00%	11/2027	—	(6)	(16)	—%

Blue Owl Capital Corporation
Consolidated Schedule of Investments
As of September 30, 2023
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(4)(8)(33)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(2)(3)	Fair Value	Percentage of Net Assets
Zendesk, Inc.(14)(27)	First lien senior secured loan	S +	6.75% (3.25% PIK)	11/2028	70,631	69,399	69,571	1.2%
Zendesk, Inc.(10)(23)(24)(27)	First lien senior secured delayed draw term loan	S +	6.50%	11/2024	—	(551)	(87)	—%
Zendesk, Inc.(10)(23)(27)	First lien senior secured revolving loan	S +	6.50%	11/2028	—	(122)	(107)	—%
						1,520,335	1,529,641	25.6%
Leisure and entertainment
Troon Golf, L.L.C.(14)(27)	First lien senior secured loan	S +	5.75%	8/2027	238,311	237,481	237,120	4.0%
Troon Golf, L.L.C.(10)(23)(27)	First lien senior secured revolving loan	S +	5.75%	8/2026	—	(62)	(108)	—%
						237,419	237,012	4.0%
Manufacturing
BCPE Watson (DE) ORML, LP(9)(15)(27)(29)	First lien senior secured loan	S +	6.50%	7/2028	15,000	14,874	14,925	0.2%
Gloves Buyer, Inc. (dba Protective Industrial Products)(13)(27)	Second lien senior secured loan	S +	8.25%	12/2028	29,250	28,706	28,884	0.5%
Helix Acquisition Holdings, Inc. (dba MW Industries)(14)(27)	First lien senior secured loan	S +	7.00%	3/2030	1,000	971	973	—%
Ideal Tridon Holdings, Inc.(15)(27)	First lien senior secured loan	S +	6.75%	4/2028	27,302	26,543	26,619	0.4%
Ideal Tridon Holdings, Inc.(10)(13)(27)	First lien senior secured revolving loan	S +	6.75%	4/2028	732	662	668	—%
MHE Intermediate Holdings, LLC (dba OnPoint Group)(14)(27)	First lien senior secured loan	S +	6.00%	7/2027	180,395	179,148	180,395	3.0%
MHE Intermediate Holdings, LLC (dba OnPoint Group)(10)(14)(27)	First lien senior secured revolving loan	S +	6.00%	7/2027	8,389	8,291	8,389	0.1%
PHM Netherlands Midco B.V. (dba Loparex)(14)(27)	First lien senior secured loan	S +	4.50%	7/2026	772	741	729	—%
PHM Netherlands Midco B.V. (dba Loparex)(14)(27)	Second lien senior secured loan	S +	8.75%	7/2027	112,000	107,363	107,240	1.8%
Safety Products/JHC Acquisition Corp. (dba Justrite Safety Group)(13)(27)	First lien senior secured loan	S +	4.50%	6/2026	13,673	13,614	13,366	0.2%
Sonny's Enterprises, LLC(14)(27)	First lien senior secured loan	S +	6.75%	8/2028	228,158	225,824	226,446	3.8%
Sonny's Enterprises, LLC(10)(23)(24)(27)	First lien senior secured delayed draw term loan	S +	6.75%	11/2024	—	(14)	(8)	—%
Sonny's Enterprises, LLC(10)(23)(27)	First lien senior secured revolving loan	S +	6.75%	8/2027	—	(146)	(135)	—%
						606,577	608,491	10.0%
Oil and gas
Project Power Buyer, LLC (dba PEC-Veriforce)(14)(27)	First lien senior secured loan	S +	7.00%	5/2026	44,290	44,018	44,068	0.7%
Project Power Buyer, LLC (dba PEC-Veriforce)(10)(23)(27)	First lien senior secured revolving loan	S +	7.00%	5/2025	—	(11)	(16)	—%
						44,007	44,052	0.7%

Blue Owl Capital Corporation
Consolidated Schedule of Investments
As of September 30, 2023
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(4)(8)(33)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(2)(3)	Fair Value	Percentage of Net Assets
Professional services
AmSpec Group, Inc. (fka AmSpec Services Inc.)(14)(27)	First lien senior secured loan	S +	5.75%	7/2024	108,272	107,966	108,272	1.8%
AmSpec Group, Inc. (fka AmSpec Services Inc.)(10)(16)(27)	First lien senior secured revolving loan	P +	3.75%	7/2024	3,812	3,781	3,812	0.1%
Apex Group Treasury LLC(14)(27)(29)	Second lien senior secured loan	S +	6.75%	7/2029	44,147	43,552	43,706	0.7%
Apex Service Partners, LLC(14)(27)	First lien senior secured loan	S +	5.50%	7/2025	989	981	989	—%
Apex Service Partners, LLC(10)(14)(27)	First lien senior secured revolving loan	S +	5.50%	7/2025	31	31	31	—%
Apex Service Partners Intermediate 2, LLC(27)(32)	First lien senior secured loan		12.50% PIK	7/2027	54,991	54,023	54,991	0.9%
Gerson Lehrman Group, Inc.(14)(27)	First lien senior secured loan	S +	5.25%	12/2024	120,672	120,398	120,672	2.0%
Gerson Lehrman Group, Inc.(10)(23)(27)	First lien senior secured revolving loan	S +	5.25%	12/2024	—	(43)	—	—%
Guidehouse Inc.(13)(27)	First lien senior secured loan	S +	6.25%	10/2028	4,568	4,532	4,545	0.1%
Relativity ODA LLC(13)(27)	First lien senior secured loan	S +	6.50%	5/2027	85,834	85,100	85,834	1.4%
Relativity ODA LLC(10)(23)(27)	First lien senior secured revolving loan	S +	6.50%	5/2027	—	(66)	—	—%
Sensor Technology Topco, Inc. (dba Humanetics)(14)(27)	First lien senior secured loan	S +	7.00% (2.00% PIK)	5/2026	64,033	63,608	63,873	1.1%
Sensor Technology Topco, Inc. (dba Humanetics)(18)(27)	First lien senior secured EUR term loan	E +	7.25% (2.25% PIK)	5/2026	€ 11,534	12,447	12,182	0.2%
Sensor Technology Topco, Inc. (dba Humanetics)(10)(13)(27)	First lien senior secured revolving loan	S +	6.50%	5/2026	2,288	2,251	2,274	—%
						498,561	501,181	8.3%
Specialty retail
Galls, LLC(14)(27)	First lien senior secured loan	S +	6.75% (0.50% PIK)	1/2025	112,151	111,742	112,151	1.9%
Galls, LLC(10)(14)(27)	First lien senior secured revolving loan	S +	6.75%	1/2024	8,399	8,293	8,399	0.1%
Ideal Image Development, LLC(14)(27)	First lien senior secured loan	S +	6.50%	9/2027	11,590	11,399	10,518	0.2%
Ideal Image Development, LLC(14)(27)	First lien senior secured revolving loan	S +	6.50%	9/2027	1,829	1,801	1,660	—%
Milan Laser Holdings LLC(13)(27)	First lien senior secured loan	S +	5.00%	4/2027	23,872	23,718	23,872	0.4%
Milan Laser Holdings LLC(10)(23)(27)	First lien senior secured revolving loan	S +	5.00%	4/2026	—	(11)	—	—%

Blue Owl Capital Corporation
Consolidated Schedule of Investments
As of September 30, 2023
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(4)(8)(33)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(2)(3)	Fair Value	Percentage of Net Assets
Notorious Topco, LLC (dba Beauty Industry Group)(14)(27)	First lien senior secured loan	S +	6.75%	11/2027	108,527	107,307	103,372	1.7%
Notorious Topco, LLC (dba Beauty Industry Group)(10)(14)(24)(27)	First lien senior secured delayed draw term loan	S +	6.75%	11/2023	9,458	9,294	8,785	0.1%
Notorious Topco, LLC (dba Beauty Industry Group)(10)(14)(27)	First lien senior secured revolving loan	S +	6.75%	5/2027	638	543	184	—%
The Shade Store, LLC(14)(27)	First lien senior secured loan	S +	6.00%	10/2027	8,932	8,851	8,575	0.1%
The Shade Store, LLC(10)(14)(27)	First lien senior secured revolving loan	S +	6.00%	10/2026	400	393	364	—%
						283,330	277,880	4.5%
Transportation
Lightbeam Bidco, Inc. (dba Lazer Spot)(15)(27)	First lien senior secured loan	S +	6.25%	5/2030	3,929	3,891	3,899	0.1%
Lightbeam Bidco, Inc. (dba Lazer Spot)(10)(23)(24)(27)	First lien senior secured delayed draw term loan	S +	6.25%	11/2024	—	(3)	—	—%
Lightbeam Bidco, Inc. (dba Lazer Spot)(10)(15)(27)	First lien senior secured revolving loan	S +	6.25%	5/2029	63	59	60	—%
Lytx, Inc.(13)(27)	First lien senior secured loan	S +	6.75%	2/2028	71,005	70,446	70,828	1.2%
Motus Group, LLC(13)(27)	Second lien senior secured loan	S +	6.50%	12/2029	10,810	10,720	10,675	0.2%
						85,113	85,462	1.5%
Total non-controlled/non-affiliated portfolio company debt investments						$10,834,557	$10,699,689	177.8%

Equity Investments
Aerospace and defense
Space Exploration Technologies Corp.(12)(27)(28)	Class A Common Stock		N/A	N/A	46,605	2,557	3,775	0.1%
Space Exploration Technologies Corp.(12)(27)(28)	Class C Common Stock		N/A	N/A	9,360	446	758	—%
						3,003	4,533	0.1%
Asset based lending and fund finance
Amergin Asset Management, LLC(12)(27)(28)(29)	Class A Units		N/A	N/A	50,000,000	1	—	—%
						1	—	—%
Automotive
CD&R Value Building Partners I, L.P. (dba Belron)(12)(27)(28)(29)	LP Interest		N/A	N/A	32,912	32,911	39,078	0.7%
Metis HoldCo, Inc. (dba Mavis Tire Express Services)(27)(28)(32)	Series A Convertible Preferred Stock		7.00% PIK	N/A	176,926	173,104	176,926	2.9%
						206,015	216,004	3.6%

Blue Owl Capital Corporation
Consolidated Schedule of Investments
As of September 30, 2023
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(4)(8)(33)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(2)(3)	Fair Value	Percentage of Net Assets
Buildings and real estate
Associations Finance, Inc.(27)(28)(32)	Preferred Stock		13.50% PIK	N/A	54,800,000	60,923	61,622	1.0%
Dodge Construction Network Holdings, L.P.(12)(27)(28)	Class A-2 Common Units		N/A	N/A	2,181,629	1,859	1,533	—%
Dodge Construction Network Holdings, L.P.(27)(28)	Series A Preferred Units	S +	8.25%	N/A	—	45	34	—%
						62,827	63,189	1.0%
Business services
Denali Holding, LP (dba Summit Companies)(12)(27)(28)	Class A Units		N/A	N/A	337,460	3,431	5,020	0.1%
Hercules Buyer, LLC (dba The Vincit Group)(12)(27)(28)(31)	Common Units		N/A	N/A	2,190,000	2,192	2,452	—%
Knockout Intermediate Holdings I Inc. (dba Kaseya Inc.)(27)(28)(32)	Perpetual Preferred Stock		11.75% PIK	N/A	15,727	15,421	15,688	0.3%
						21,044	23,160	0.4%
Consumer Products
ASP Conair Holdings LP(12)(27)(28)	Class A Units		N/A	N/A	60,714	6,071	5,736	0.1%
						6,071	5,736	0.1%
Financial services
Blend Labs, Inc.(5)(12)(27)	Common stock		N/A	N/A	72,317	1,000	99	—%
Blend Labs, Inc.(12)(27)(28)	Warrants		N/A	N/A	179,529	975	1	—%
						1,975	100	—%
Food and beverage
H-Food Holdings, LLC(12)(27)(28)	LLC interest		N/A	N/A	1,088	10,874	6,271	0.1%
Hissho Sushi Holdings, LLC(12)(27)(28)	Class A units		N/A	N/A	7,502	75	97	—%
						10,949	6,368	0.1%
Healthcare equipment and services
KPCI Holdings, L.P.(12)(27)(28)	Class A Units		N/A	N/A	32,285	32,284	35,113	0.6%
Maia Aggregator, LP(12)(27)(28)	Class A-2 Units		N/A	N/A	168,539	169	179	—%
Patriot Holdings SCSp (dba Corza Health, Inc.)(12)(27)(28)(29)	Class B Units		N/A	N/A	97,833	150	1,625	—%
Patriot Holdings SCSp (dba Corza Health, Inc.)(27)(28)(29)(32)	Class A Units		8.00% PIK	N/A	7,104	9,416	9,416	0.2%
Rhea Acquisition Holdings, LP(12)(27)(28)	Series A-2 Units		N/A	N/A	119,048	119	161	—%
						42,138	46,494	0.8%
Healthcare providers and services
KOBHG Holdings, L.P. (dba OB Hospitalist)(12)(27)(28)	Class A Interests		N/A	N/A	6,670	6,670	5,884	0.1%
						6,670	5,884	0.1%

Blue Owl Capital Corporation
Consolidated Schedule of Investments
As of September 30, 2023
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(4)(8)(33)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(2)(3)	Fair Value	Percentage of Net Assets
Healthcare technology
BEHP Co-Investor II, L.P.(12)(27)(28)(29)	LP Interest		N/A	N/A	1,269,969	1,266	1,325	—%
WP Irving Co-Invest, L.P.(12)(27)(28)(29)	Partnership Units		N/A	N/A	1,250,000	1,250	1,304	—%
Minerva Holdco, Inc.(27)(28)(32)	Series A Preferred Stock		10.75% PIK	N/A	8,114	7,994	7,668	0.1%
						10,510	10,297	0.1%
Household products
Evology, LLC(12)(27)(28)	Class B Units		N/A	N/A	451	2,160	2,065	—%
						2,160	2,065	—%
Human resource support services
Sunshine Software Holdings, Inc. (dba Cornerstone OnDemand)(27)(28)(32)	Series A Preferred Stock		10.50% PIK	N/A	45,863	45,067	39,328	0.7%
						45,067	39,328	0.7%
Insurance
Accelerate Topco Holdings, LLC(12)(27)(28)	Common Units		N/A	N/A	513	14	16	—%
Evolution Parent, LP (dba SIAA)(12)(27)(28)	LP Interest		N/A	N/A	42,838	4,284	4,793	0.1%
GrowthCurve Capital Sunrise Co-Invest LP (dba Brightway)(12)(27)(28)	LP Interest		N/A	N/A	638	638	612	—%
GoHealth, Inc. (5)(12)(27)	Common stock		N/A	N/A	68,125	5,234	987	—%
Hockey Parent Holdings, L.P.(12)(27)(28)	Class A Units		N/A	N/A	498	10,000	10,000	0.2%
PCF Holdco, LLC (dba PCF Insurance Services)(10)(27)(28)(32)	Series A Preferred Units		15.00% PIK	N/A	11,437,106	6,767	7,180	0.1%
PCF Holdco, LLC (dba PCF Insurance Services)(12)(27)(28)	Class A Units		N/A	N/A	14,772,724	37,463	67,457	1.1%
PCF Holdco, LLC (dba PCF Insurance Services)(12)(27)(28)	Class A Unit Warrants		N/A	N/A	1,288,200	4,396	4,400	0.1%
						68,796	95,445	1.6%
Internet and software services
BCTO WIW Holdings, Inc. (dba When I Work)(12)(27)(28)	Class A Common Stock		N/A	N/A	13,000	1,300	1,097	—%
Brooklyn Lender Co-Invest 2, L.P. (dba Boomi)(12)(27)(28)	Common Units		N/A	N/A	7,503,843	7,504	7,706	0.1%
Elliott Alto Co-Investor Aggregator L.P.(12)(27)(28)(29)	LP Interest		N/A	N/A	3,134	3,153	2,970	—%
Insight CP (Blocker) Holdings, L.P. (dba CivicPlus, LLC)(12)(27)(28)(29)	LP Interest		N/A	N/A	1,230	1,230	1,286	—%
MessageBird Holding B.V.(12)(27)(28)(29)	Extended Series C Warrants		N/A	N/A	122,890	753	140	—%
Picard Holdco, Inc.(14)(27)(28)	Series A Preferred Stock	S +	12.00% PIK	N/A	22,945	22,383	20,249	0.3%
Project Alpine Co-Invest Fund, LP(12)(27)(28)(29)	LP Interest		N/A	N/A	10,000	10,006	10,974	0.2%
Project Hotel California Co-Invest Fund, L.P.(12)(27)(28)(29)	LP Interest		N/A	N/A	2,685	2,687	2,804	—%
Thunder Topco L.P. (dba Vector Solutions)(12)(27)(28)	Common Units		N/A	N/A	3,829,614	3,830	4,250	0.1%

Blue Owl Capital Corporation
Consolidated Schedule of Investments
As of September 30, 2023
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(4)(8)(33)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(2)(3)	Fair Value	Percentage of Net Assets
VEPF Torreys Aggregator, LLC (dba MINDBODY, Inc.)(27)(28)(32)	Series A Preferred Stock		6.00% PIK	N/A	21,250	23,629	22,992	0.4%
WMC Bidco, Inc. (dba West Monroe)(27)(28)(32)	Senior Preferred Stock		11.25% PIK	N/A	20,646	20,294	19,562	0.3%
Zoro TopCo, Inc. (dba Zendesk, Inc.)(27)(28)(32)	Series A Preferred Stock		12.50% PIK	N/A	10,291	9,972	10,085	0.2%
Zoro TopCo, L.P. (dba Zendesk, Inc.)(12)(27)(28)	Class A Common Units		N/A	N/A	796,165	7,962	8,354	0.1%
						114,703	112,469	1.7%
Manufacturing
Gloves Holdings, LP (dba Protective Industrial Products)(12)(27)(28)	LP Interest		N/A	N/A	325	3,250	3,626	0.1%
Windows Entities(27)(28)(30)	LLC Units		N/A	N/A	31,849	60,319	137,433	2.3%
						63,569	141,059	2.4%
Total non-controlled/non-affiliated portfolio company equity investments						$665,498	$772,131	12.7%
Total non-controlled/non-affiliated portfolio company investments						$11,500,055	$11,471,820	190.5%

Non-controlled/affiliated portfolio company investments
Equity Investments
Pharmaceuticals
LSI Financing 1 DAC(25)(27)(28)(29)	Preferred equity		N/A	N/A	6,174,611	19,352	19,805	0.3%
						19,352	19,805	0.3%
Total non-controlled/affiliated portfolio company investments						$19,352	$19,805	0.3%

Controlled/affiliated portfolio company investments
Debt Investments
Advertising and media
Swipe Acquisition Corporation (dba PLI)(15)(26)(27)	First lien senior secured loan	S +	8.00%	6/2026	48,332	48,106	48,332	0.8%
Swipe Acquisition Corporation (dba PLI)(10)(14)(24)(26)(27)	First lien senior secured delayed draw term loan	S +	8.00%	12/2023	14,391	14,391	14,391	0.2%
Swipe Acquisition Corporation (dba PLI)(10)(26)(27)	Letter of Credit	S +	8.00%	6/2026	—	1	—	—%
						62,498	62,723	1.0%
Asset based lending and fund finance
AAM Series 1.1 Rail and Domestic Intermodal Feeder, LLC(26)(27)(32)	First lien senior secured loan		12.00% PIK	7/2030	$36,380	$36,380	$36,380	0.6%
						$36,380	$36,380	0.6%

Blue Owl Capital Corporation
Consolidated Schedule of Investments
As of September 30, 2023
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(4)(8)(33)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(2)(3)	Fair Value	Percentage of Net Assets
Distribution
PS Operating Company LLC (fka QC Supply, LLC)(14)(26)	First lien senior secured loan	S +	6.00%	12/2024	13,241	12,976	12,613	0.2%
PS Operating Company LLC (fka QC Supply, LLC)(10)(14)(26)	First lien senior secured revolving loan	S +	6.00%	12/2024	3,641	3,580	3,405	0.1%
						16,556	16,018	0.3%
Household products
Walker Edison Furniture Company LLC(11)(13)(26)(27)	First lien senior secured loan	S +	6.75% PIK	3/2027	23,162	20,675	22,351	0.4%
Walker Edison Furniture Company LLC(10)(11)(13)(26)(27)	First lien senior secured delayed draw term loan	S +	6.75% PIK	3/2027	586	562	530	—%
Walker Edison Furniture Company LLC(11)(13)(26)(27)	First lien senior secured revolving loan	S +	6.25% PIK	3/2027	11,241	11,241	11,017	0.2%
						32,478	33,898	0.6%
Infrastructure and environmental services
Eagle Infrastructure Services, LLC(14)(26)	First lien senior secured loan	S +	7.50%	4/2028	87,536	85,916	86,004	1.4%
						85,916	86,004	1.4%
Total controlled/affiliated portfolio company debt investments						$233,828	$235,023	3.9%

Equity Investments
Advertising and media
New PLI Holdings, LLC (dba PLI)(26)(27)(28)	Class A Common Units		N/A	N/A	86,745	48,007	97,691	1.6%
						48,007	97,691	1.6%
Asset based lending and fund finance
AAM Series 1.1 Rail and Domestic Intermodal Feeder, LLC(10)(26)(27)(28)(29)	LLC Interest		N/A	N/A	23,966	23,937	23,966	0.4%
AAM Series 2.1 Aviation Feeder, LLC(10)(26)(27)(28)(29)	LLC Interest		N/A	N/A	30,706	30,713	30,706	0.5%
Wingspire Capital Holdings LLC(9)(10)(26)(28)	LLC Interest		N/A	N/A	405,145	405,145	482,246	8.0%
						459,795	536,918	8.9%
Distribution
PS Op Holdings LLC (fka QC Supply, LLC)(26)(28)	Class A Common Units		N/A	N/A	248,271	4,300	3,425	0.1%
						4,300	3,425	0.1%
Household products
Walker Edison Holdco LLC(26)(27)(28)	Common Units		N/A	N/A	245,906	23,762	14,206	0.2%
						23,762	14,206	0.2%
Infrastructure and environmental services
Eagle Infrastructure Super Holdco LLC(26)(27)(28)	Common Units		N/A	N/A	576,276	24,058	24,058	0.4%
						24,058	24,058	0.4%

Blue Owl Capital Corporation
Consolidated Schedule of Investments
As of September 30, 2023
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(4)(8)(33)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(2)(3)	Fair Value	Percentage of Net Assets
Insurance
Fifth Season Investments LLC(26)(27)(28)	Class A Units	N/A	N/A	28	123,500	123,500	2.1%
					123,500	123,500	2.1%
Joint ventures
Blue Owl Capital Corporation Senior Loan Fund LLC (fka ORCC Senior Loan Fund LLC)(7)(9)(26)(28)(29)	LLC interest	N/A	N/A	386,214	386,214	369,712	6.2%
					386,214	369,712	6.2%
Total controlled/affiliated portfolio company equity investments					$1,069,636	$1,169,510	19.5%
Total controlled/affiliated portfolio company investments					$1,303,464	$1,404,533	23.4%
Total Investments					$12,822,871	$12,896,158	214.2%

	Interest Rate Swaps as of September 30, 2023
	Company Receives	Company Pays	Maturity Date	Notional Amount	Fair Value	Upfront Payments/Receipts	Change in Unrealized Appreciation / (Depreciation)	Hedged Instrument	Footnote Reference
Interest rate swap	5.25%	S + 3.051%	4/10/2024	400,000	(6,893)	—	6,200	2024 Notes	Note 6
Interest rate swap	2.63%	S + 1.769%	1/15/2027	500,000	(57,103)	—	(724)	2027 Notes	Note 6
Total				900,000			5,476
_______________
(1)Certain portfolio company investments are subject to contractual restrictions on sales. Refer to footnote 28 for additional information on our restricted securities.
(2)The amortized cost represents the original cost adjusted for the amortization or accretion of premium or discount, as applicable, on debt investments using the effective interest method.
(3)As of September 30, 2023, the net estimated unrealized loss for U.S. federal income tax purposes was $38.5 million based on a tax cost basis of $12.9 billion. As of September 30, 2023, the estimated aggregate gross unrealized loss for U.S. federal income tax purposes was $343.2 million and the estimated aggregate gross unrealized gain for U.S. federal income tax purposes was $304.7 million.
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
(11)Loan was on non-accrual status as of September 30, 2023.
(12)Investment is non-income producing.
(13)The interest rate on these loans is subject to 1 month SOFR, which as of September 30, 2023 was 5.32%.
(14)The interest rate on these loans is subject to 3 month SOFR, which as of September 30, 2023 was 5.40%.
(15)The interest rate on these loans is subject to 6 month SOFR, which as of September 30, 2023 was 5.47%.
(16)The interest rate on these loans is subject to Prime, which as of September 30, 2023 was 8.50%.
(17)The interest rate on this loan is subject to 1 month EURIBOR, which as of September 30, 2023 was 3.85%.
(18)The interest rate on this loan is subject to 3 month EURIBOR, which as of September 30, 2023 was 3.95%.
(19)The interest rate on this loan is subject to 6 month EURIBOR, which as of September 30, 2023 was 4.13%.
(20)The interest rate on this loan is subject to SONIA, which as of September 30, 2023 was 5.19%.
(21)The interest rate on these loans is subject to 3 month LIBOR, which as of September 30, 2023 was 5.66%.
(22)The interest rate on these loans is subject to 6 month LIBOR, which as of September 30, 2023 was 5.90%.

Blue Owl Capital Corporation
Consolidated Schedule of Investments
As of September 30, 2023
(Amounts in thousands, except share amounts)
(Unaudited)
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
(25)As defined in the 1940 Act, the Company is deemed to be an “affiliated person” of this portfolio company as the Company owns more than 5% but less than 25% of the portfolio company's voting securities or has the power to exercise control over management or policies of such portfolio company, including through a management agreement (“non-controlled affiliate”). Transactions related to investments in non-controlled affiliates for the period ended September 30, 2023 were as follows:

($ in thousands)	Fair value as of December 31, 2022	Gross Additions (a)	Gross Reductions(b)	Change in Unrealized Gains (Losses)	Fair value as of September 30, 2023	Interest Income	Dividend Income	Other Income
LSI Financing 1 DAC	6,175	15,045	(1,917)	502	19,805	—	213	—
Total Non-Controlled Affiliates	$6,175	$15,045	$(1,917)	$502	$19,805	$—	$213	$—
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
(26)As defined in the 1940 Act, the Company is deemed to be both an “Affiliated Person” and has “Control” of this portfolio company as the Company owns more than 25% of the portfolio company’s outstanding voting securities or has the power to exercise control over management or policies of such portfolio company, including through a management agreement (“controlled affiliate”). The Company’s investment in controlled affiliates for the period ended September 30, 2023, were as follows:

($ in thousands)	Fair value as of December 31, 2022	Gross Additions (a)	Gross Reductions(b)	Change in Unrealized Gains (Losses)	Fair value as of September 30, 2023	Interest Income	Dividend Income	Other Income
Controlled Affiliates
AAM Series 1.1 Rail and Domestic Intermodal Feeder, LLC(d)	$—	$60,349	$(35)	$32	$60,346	$773	$—	$—
AAM Series 2.1 Aviation Feeder, LLC(d)	1,568	29,138	—	—	30,706	—	—	—
Eagle Infrastructure Super LLC	—	109,977	(2)	87	110,062	5,927	—	14
Fifth Season Investments LLC (fka Chapford SMA Partnership, L.P.)	89,680	33,820	—	—	123,500	—	2,860	—
Blue Owl Capital Corporation Senior Loan Fund LLC (fka ORCC Senior Loan Fund LLC)(c)	288,981	106,751	(39,375)	13,355	369,712	—	33,302	—
PS Operating Company LLC (fka QC Supply, LLC)	20,361	37	(166)	(789)	19,443	1,472	—	5
Swipe Acquisition Corporation (dba PLI)	161,680	221	(1,335)	(152)	160,414	6,545	3,558	723
Walker Edison Furniture Company, LLC	—	56,239	—	(8,135)	48,104	—	—	18
Wingspire Capital Holdings LLC	431,531	58,000	(17,000)	9,715	482,246	—	27,000	—
Total Controlled Affiliates	$993,801	$454,532	$(57,913)	$14,113	$1,404,533	$14,717	$66,720	$760
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

Blue Owl Capital Corporation
Consolidated Schedule of Investments
As of September 30, 2023
(Amounts in thousands, except share amounts)
(Unaudited)
(27)Represents co-investment made with the Company’s affiliates in accordance with the terms of the exemptive relief that the Company received from the U.S. Securities and Exchange Commission. See Note 3 “Agreements and Related Party Transactions.”
(28)Securities acquired in transactions exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”) and may be deemed to be “restricted securities” under the Securities Act. As of September 30, 2023, the aggregate fair value of these securities is $2.0 billion or 32.7% of the Company’s net assets. The acquisition dates of the restricted securities are as follows:

Portfolio Company	Investment	Acquisition Date
AAM Series 1.1 Rail and Domestic Intermodal Feeder, LLC**	LLC Interest	7/1/2022
AAM Series 2.1 Aviation Feeder, LLC**	LLC Interest	7/1/2022
Amergin Asset Management, LLC	Class A Units	7/1/2022
Accelerate topco Holdings, LLC	Common Units	9/1/2022
ASP Conair Holdings LP	Class A Units	5/17/2021
Associations Finance, Inc.	Preferred Stock	6/10/2022
Windows Entities	LLC Units	1/16/2020
BCTO WIW Holdings, Inc. (dba When I Work)	Class A Common Stock	11/2/2021
BEHP Co-Investor II, L.P.	LP Interest	5/11/2022
WP Irving Co-Invest, L.P.	Partnership Units	5/18/2022
Blend Labs, Inc.	Warrants	7/2/2021
Brooklyn Lender Co-Invest 2, L.P. (dba Boomi)	Common Units	10/1/2021
CD&R Value Building Partners I, L.P. (dba Belron)	LP Interest	12/2/2021
Fifth Season Investments LLC (fka Chapford SMA Partnership, L.P.)**	Class A Units	7/18/2022
Denali Holding, LP (dba Summit Companies)	Class A Units	9/15/2021
Dodge Construction Network Holdings, LP	Class A-2 Common Units	2/23/2022
Dodge Construction Network Holdings, LP	Series A Preferred Units	2/23/2022
Eagle Infrastructure Super LLC**	Common Units	3/31/2023
Elliott Alto Co-Investor Aggregator L.P.	LP Interest	9/27/2022
Picard Holdco, LLC	Series A Preferred Stock	9/30/2022
Evology, LLC	Class B Units	1/24/2022
Evolution Parent, LP (dba SIAA)	LP Interest	4/30/2021
Gloves Holdings, LP (dba Protective Industrial Products)	LP Interest	12/29/2020
GrowthCurve Capital Sunrise Co-Invest LP (dba Brightway)	LP Interest	12/16/2021
Hercules Buyer, LLC (dba The Vincit Group)	Common Units	12/15/2020
Hissho Sushi Holdings, LLC	Class A units	5/17/2022
Hockey Parent Holdings L.P.	Class A Units	9/14/2023
Insight CP (Blocker) Holdings, L.P. (dba CivicPlus, LLC)	LP Interest	6/8/2022
Knockout Intermediate Holdings I Inc. (dba Kaseya)	Perpetual Preferred Stock	6/23/2022
KOBHG Holdings, L.P. (dba OB Hospitalist)	Class A Interests	9/27/2021
Maia Aggregator, LP	Class A-2 Units	2/1/2022
H-Food Holdings, LLC	LLC Interest	11/23/2018
LSI Financing 1 DAC**	Preferred equity	12/14/2022
MessageBird Holding B.V.	Extended Series C Warrants	5/5/2021
Metis HoldCo, Inc. (dba Mavis Tire Express Services)	Series A Convertible Preferred Stock	5/4/2021
Minerva Holdco, Inc.	Series A Preferred Stock	2/15/2022
KPCI Holdings, L.P.	Class A Units	11/30/2020
Patriot Holdings SCSp (dba Corza Health, Inc.)	Class B Units	1/29/2021
Patriot Holdings SCSp (dba Corza Health, Inc.)	Class A Units	1/29/2021
PCF Holdco, LLC (dba PCF Insurance Services)	Class A Units	11/1/2021
Project Alpine Co-Invest Fund, LP	LP Interest	6/10/2022
Project Hotel California Co-Invest Fund, L.P.	LP Interest	8/9/2022
PS Op Holdings LLC (fka QC Supply, LLC)**	Class A Common Units	12/21/2021
Rhea Acquisition Holdings, LP	Series A-2 Units	2/18/2022
Blue Owl Capital Corporation Senior Loan Fund LLC (fka ORCC Senior Loan Fund LLC)*	LLC Interest	6/20/2017

Blue Owl Capital Corporation
Consolidated Schedule of Investments
As of September 30, 2023
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
* Refer to Note 4 “Investments – Blue Owl Capital Corporation Senior Loan Fund LLC,” for further information.
** Refer to Note 3 “Agreements and Related Party Transactions – Controlled/Affiliated Portfolio Companies”.
(29)This portfolio company is not a qualifying asset under Section 55(a) of the Investment Company Act of 1940, as amended (the “1940 Act”). Under the 1940 Act, the Company may not acquire any non-qualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of total assets. As of September 30, 2023, non-qualifying assets represented 14.4% of total assets as calculated in accordance with the regulatory requirements.
(30)Investment represents multiple underlying investments in related entities under common management. These underlying investments are on identical terms and include Midwest Custom Windows, LLC with a fair value of $23.9 million, Greater Toronto Custom Windows, Corp. with a fair value of $9.9 million, Garden State Custom Windows, LLC with a fair value of $33.1 million, Long Island Custom Windows, LLC with a fair value of $28.6 million, Jemico, LLC with a fair value of $23.0 million, Atlanta Custom Windows, LLC with a fair value of $11.4 million and Fairchester Custom Windows with a fair value of $7.6 million as of September 30, 2023. Greater Toronto Custom Windows, Corp. is considered a non-qualifying asset.
(31)We invest in this portfolio company through underlying blocker entities Hercules Blocker 1 LLC, Hercules Blocker 2 LLC, Hercules Blocker 3 LLC, Hercules Blocker 4 LLC, and Hercules Blocker 5 LLC.
(32)Contains a fixed-rate structure.
(33)Unless otherwise indicated, loan contains a variable rate structure and may be subject to an interest rate floor. Variable rate loans bear interest at a rate that may be determined by reference to either the Secured Overnight Financing Rate ("SOFR" or "S," which can include one-, three- or six- month SOFR), London Interbank Offered Rate (“LIBOR” or “L”, which can include one-, three- or six- month LIBOR), Euro Interbank Offered Rate (“EURIBOR”), Great Britain Pound London Interbank Offered Rate (“GBPLIBOR” or “G”, which can include three- or six-month GBPLIBOR), SONIA ("SONIA” or "SA") or an alternate base rate (which can include the Federal Funds Effective Rate or the Prime Rate), at the borrower’s option, and which reset periodically based on the terms of the loan agreement.
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

Blue Owl Capital Corporation
Consolidated Statements of Changes in Net Assets
(Amounts in thousands)
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
Increase (Decrease) in Net Assets Resulting from Operations
Net investment income (loss)	$190,053	$146,774	$554,590	$394,253
Net change in unrealized gain (loss)	16,989	118,587	102,531	(123,423)
Net realized gain (loss)	(104)	66	(52,776)	3,635
Net Increase (Decrease) in Net Assets Resulting from Operations	206,938	265,427	604,345	274,465
Distributions
Distributions declared from earnings(1)	(155,893)	(122,085)	(452,681)	(366,490)
Net Decrease in Net Assets Resulting from Shareholders' Distributions	(155,893)	(122,085)	(452,681)	(366,490)
Capital Share Transactions
Repurchase of common shares	—	—	(34,058)	(10,015)
Reinvestment of distributions	—	—	—	11,951
Net Increase (Decrease) in Net Assets Resulting from Capital Share Transactions	—	—	(34,058)	1,936
Total Increase (Decrease) in Net Assets	51,045	143,342	117,606	(90,089)
Net Assets, at beginning of period	5,948,964	5,704,446	5,882,403	5,937,877
Net Assets, at end of period	$6,000,009	$5,847,788	$6,000,009	$5,847,788
_______________
(1)For the three and nine months ended September 30, 2023 distributions declared from earnings were derived from net investment income. For the three and nine months ended September 30, 2022 distributions declared from earnings were derived from net investment income and capital gains.
The accompanying notes are an integral part of these consolidated financial statements.

Blue Owl Capital Corporation
Consolidated Statements of Cash Flows
(Amounts in thousands)
(Unaudited)

	For the Nine Months Ended September 30,
	2023	2022
Cash Flows from Operating Activities
Net Increase (Decrease) in Net Assets Resulting from Operations	$604,345	$274,465
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash used in operating activities:
Purchases of investments, net	(1,107,158)	(1,894,552)
Proceeds from investments and investment repayments, net	1,471,439	1,749,362
Net amortization/accretion of premium/discount on investments	(32,094)	(33,594)
Payment-in-kind interest and dividends	(161,080)	(101,236)
Net change in unrealized (gain) loss on investments	(106,470)	115,913
Net change in unrealized gain (loss) on interest rate swap attributed to unsecured notes	4,916	(88,985)
Net change in unrealized (gains) losses on translation of assets and liabilities in foreign currencies	(276)	7,735
Net realized (gain) loss on investments	52,129	(4,853)
Net realized (gain) loss on foreign currency transactions relating to investments	25	1,567
Amortization of debt issuance costs	20,577	21,133
Changes in operating assets and liabilities:
(Increase) decrease in interest receivable	973	(13,432)
(Increase) decrease in receivable from a controlled affiliate	(4,823)	(16,350)
(Increase) decrease in prepaid expenses and other assets	(361)	17,084
Increase (decrease) in management fee payable	213	116
Increase (decrease) in incentive fee payable	5,852	1,892
Increase (decrease) in payables to affiliate	(59)	(802)
Increase (decrease) in accrued expenses and other liabilities	(26,395)	87,059
Net cash provided by (used in) operating activities	721,753	122,522
Cash Flows from Financing Activities
Borrowings on debt	895,493	2,208,630
Payments on debt	(1,137,194)	(1,944,391)
Debt issuance costs	(5,465)	(14,179)
Repurchases of common stock	(34,058)	(10,015)
Cash distributions paid to shareholders	(453,586)	(354,522)
Net cash provided by (used in) financing activities	(734,810)	(114,477)
Net increase (decrease) in cash and restricted cash, including foreign cash (restricted cash of $(7,156) and $72,670, respectively)	(13,057)	8,045
Cash and restricted cash, including foreign cash, beginning of period (restricted cash of $96,420 and $21,481, respectively)	445,087	447,145
Cash and restricted cash, including foreign cash, end of period (restricted cash of $89,264 and $94,151, respectively)	$432,030	$455,190
,
The accompanying notes are an integral part of these consolidated financial statements.

Blue Owl Capital Corporation
Consolidated Statements of Cash Flows
(Amounts in thousands)
(Unaudited)

	For the Nine Months Ended September 30,
	2023	2022
Supplemental and Non-Cash Information
Interest paid during the period	$312,242	$177,362
Distributions declared during the period	452,681	366,490
Reinvestment of distributions during the period	—	11,951
Distributions Payable	128,612	122,085
Taxes, including excise tax, paid during the period	1,705	1,668

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
Financial and Derivative Instruments
Pursuant to ASC 815 Derivatives and Hedging, all derivative instruments entered into by the Company are designated as hedging instruments. For all derivative instruments designated as a hedge, the entire change in the fair value of the hedging instrument shall be recorded in the same line item of the Consolidated Statements of Operations as the hedged item. The Company’s derivative instruments are used to hedge the Company’s fixed rate debt, and therefore both the periodic payment and the change in fair value for the effective hedge, if applicable, will be recognized as components of interest expense in the Consolidated Statements of Operations. Fair value is estimated by discounting remaining payments using applicable current market rates, or market quotes, if available. Rule 18f-4 was adopted by the SEC in December 2020 and became effective in August 2022. Rule 18f-4 requires BDCs that use derivatives to, among other things, comply with a value-at-risk leverage limit, adopt a derivatives risk management program, and implement certain testing and board reporting procedures. Rule 18f-4 exempts BDCs that qualify as “limited derivatives users” from the aforementioned requirements, provided that these BDCs adopt written policies and procedures that are reasonably designed to manage the BDC’s derivatives risks and comply with certain recordkeeping requirements. Rule 18f-4 provides that a BDC may enter into an unfunded commitment agreement that is not a derivatives transaction, such as an agreement to provide financing to a portfolio company, if the BDC has, among other things, a reasonable belief, at the time it enters into such an agreement, that it will have sufficient cash and cash equivalents to meet its obligations with respect to all of its unfunded commitment agreements, in each case as it becomes due. Pursuant to Rule 18f-4, when we trade reverse repurchase agreements or similar financing transactions, including certain tender option bonds, we need to aggregate the amount of any other senior securities representing indebtedness (e.g., bank borrowings, if applicable) when calculating our asset coverage ratio. The Company currently qualifies as a “limited derivatives user” and expects to continue to do so. The Company adopted a derivatives policy by Rule 18f-4’s August 2022 compliance date, and complies with the recordkeeping requirements.

Blue Owl Capital Corporation
Notes to Consolidated Financial Statements (Unaudited) - Continued
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
Interest and Dividend Income Recognition
Interest income is recorded on the accrual basis and includes amortization or accretion of premiums or discounts. Certain investments may have contractual payment-in-kind (“PIK”) interest or dividends. PIK interest and dividends represent accrued interest or dividends that are added to the principal amount or liquidation amount of the investment on the respective interest or dividend payment dates rather than being paid in cash and generally becomes due at maturity or at the occurrence of a liquidation event. For the three and nine months ended September 30, 2023, PIK interest and PIK dividend income earned was $50.6 million and $157.0 million, representing 12.7% and 13.4% of investment income, respectively. For the three and nine months ended September 30, 2022, PIK interest and PIK dividend income earned was $37.6 million and $97.2 million, representing 11.9% and 11.4% of investment income, respectively. Discounts to par value on securities purchased are amortized into interest income over the contractual life of the respective security using the effective yield method. Premiums to par value on securities purchased are amortized to first call date. The amortized cost of investments represents the original cost adjusted for the amortization or accretion of premiums or discounts, if any. Upon prepayment of a loan or debt security, any prepayment premiums, unamortized upfront loan origination fees and unamortized discounts are recorded as interest income in the current period.
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

Blue Owl Capital Corporation
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

Blue Owl Capital Corporation
Notes to Consolidated Financial Statements (Unaudited) - Continued
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
For the three and nine months ended September 30, 2023 the Company incurred expenses of approximately $2.0 million and $5.9 million, respectively, for costs and expenses reimbursable to the Adviser under the terms of the Administration Agreement. For the three and nine months ended September 30, 2022 the Company incurred expenses of approximately $1.5 million and $4.5 million, respectively, for costs and expenses reimbursable to the Adviser under the terms of the Administration Agreement.
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
For the three and nine months ended September 30, 2023, management fees were $47.8 million and $143.9 million, respectively. For the three and nine months ended September 30, 2022, management fees were $46.9 million and $141.2 million, respectively.

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
For the three and nine months ended September 30, 2023, the Company incurred $40.3 million and $117.6 million of performance based incentive fees based on net investment income, respectively. For the three and nine months ended September 30, 2022, the Company incurred $31.1 million and $83.6 million of performance based incentive fees based on net investment income, respectively.
For the three and nine months ended September 30, 2023 and 2022, the Company did not accrue capital gains based incentive fees.
Affiliated Transactions
The Company may be prohibited under the 1940 Act from participating in certain transactions with its affiliates without prior approval of the directors who are not interested persons, and in some cases, the prior approval of the SEC. The Company, the Adviser and certain of their affiliates have been granted an order for exemptive relief (as amended, the “Order”) by the SEC for the Company to co-invest with other funds managed by the Adviser or certain affiliates in a manner consistent with the Company’s investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors. Pursuant to such Order, the Company generally is permitted to co-invest with certain of its affiliates if a “required majority” (as defined in Section 57(o) of the 1940 Act) of the Board make certain conclusions in connection with a co-investment transaction, including that (1) the terms of the transaction, including the consideration to be paid, are reasonable and fair to the Company and its shareholders and do not involve overreaching by the Company or its shareholders on the part of any person concerned, (2) the transaction is consistent with the interests of the Company’s shareholders and is consistent with its investment objective and strategies, (3) the investment by its affiliates would not disadvantage the Company, and the Company’s participation would not be on a basis different from or less advantageous than that on which its affiliates are investing and (4) the proposed investment by the Company would not benefit the Adviser or its affiliates or any affiliated person of any of them (other than the parties to the transaction), except to the extent permitted by the Order and applicable law, including the limitations set forth in Section 57(k) of the 1940 Act. In addition, the Order permits the Company to participate in follow-on investments in its existing portfolio companies with certain affiliates that are private funds, if such private funds did not have an investment in such existing portfolio company.
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

Blue Owl Capital Corporation
Notes to Consolidated Financial Statements (Unaudited) - Continued
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
Wingspire is an independent diversified direct lender focused on providing asset-based commercial finance loans and related senior secured loans to U.S.-based middle market borrowers. Wingspire offers a wide variety of asset-based financing solutions to businesses in an array of industries, including revolving credit facilities, machinery and equipment term loans, real estate term loans, first-in/last-out tranches, cash flow term loans, and opportunistic / bridge financings. Wingspire conducts its business through an indirectly owned subsidiary, Wingspire Capital LLC. The Company initially committed $50 million to Wingspire on September 24, 2019, and subsequently made periodic additional commitments to increase its total to $450 million. The Company does not consolidate its equity interest in Wingspire.
Amergin AssetCo was created to invest in a leasing platform focused on railcar and aviation assets. Amergin consists of Amergin AssetCo and Amergin Asset Management LLC, which has entered into a Servicing Agreement with Amergin AssetCo. The Company made a $90 million equity commitment to Amergin AssetCo on July 1, 2022. The Company increased its commitment to Amergin AssetCo on July 28, 2023 to $110 million, of which $74.4 million is equity and $35.6 million is debt. The Company’s investment in Amergin is a co-investment made with the Company’s affiliates in accordance with the terms of the exemptive relief that the Company received from the SEC. The Company does not consolidate its equity interest in Amergin AssetCo.
Fifth Season is a portfolio company created to invest in life settlement assets. On July 18, 2022, the Company made a $15.9 million equity commitment to Fifth Season. The Company has made periodic increases to its investment in Fifth Season, including $12.3 million and $33.3 million during the three and nine months ended September 30, 2023, respectively. The Company’s investment in Fifth Season is a co-investment with its affiliates in accordance with the terms of the exemptive relief that the Company received from the SEC. The Company does not consolidate its equity interest in Fifth Season.
LSI Financing is a portfolio company formed to acquire contractual rights to revenue pursuant to earnout agreements generally in the life sciences space. On December 14, 2022, the Company made a $6.2 million investment in LSI Financing. The Company has made periodic increases to its investment in LSI Financing, including $15.0 million during the nine months ended September 30, 2023. The Company’s investment in LSI Financing is a co-investment with its affiliates in accordance with the terms of the exemptive relief that we received from the SEC. The Company does not consolidate its equity interest in LSI Financing.

Blue Owl Capital Corporation
Notes to Consolidated Financial Statements (Unaudited) - Continued
Note 4. Investments
The information in the tables below is presented on an aggregate portfolio basis, without regard to whether they are non-controlled non-affiliated, non-controlled affiliated or controlled affiliated investments.
The table below presents the composition of investments at fair value and amortized cost as of the following periods:

	September 30, 2023		December 31, 2022
($ in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
First-lien senior secured debt investments(5)	$8,922,221	$8,875,037	$9,388,499	$9,279,179
Second-lien senior secured debt investments	1,851,637	1,783,604	1,934,274	1,860,978
Unsecured debt investments	294,527	276,071	270,714	248,019
Preferred equity investments(3)	404,951	401,139	361,690	355,261
Common equity investments(1)	963,321	1,190,595	772,116	977,927
Joint ventures(2)(4)	386,214	369,712	318,839	288,981
Total Investments	$12,822,871	$12,896,158	$13,046,132	$13,010,345
_______________
(1)Includes equity investment in Wingspire, Amergin AssetCo, and Fifth Season.
(2)Includes equity investment in OBDC SLF. See below, within Note 4, for more information regarding OBDC SLF.
(3)Includes equity investment in LSI Financing.
(4)This was disclosed as “Investment funds and vehicles” as of December 31, 2022.
(5)Includes investment in Amergin AssetCo.

Blue Owl Capital Corporation
Notes to Consolidated Financial Statements (Unaudited) - Continued
The table below presents the industry composition of investments based on fair value as of the following periods:

	September 30, 2023	December 31, 2022
Advertising and media	1.4%	1.5%
Aerospace and defense	3.0	2.8
Asset based lending and fund finance(1)	6.3	4.9
Automotive	2.0	1.5
Buildings and real estate	3.9	3.7
Business services	3.0	2.9
Chemicals	1.3	1.6
Consumer products	3.9	3.9
Containers and packaging	1.3	1.3
Distribution	3.6	4.2
Education	0.8	1.0
Financial services	4.6	5.0
Food and beverage	6.4	6.7
Healthcare equipment and services	4.0	3.9
Healthcare providers and services	4.6	4.5
Healthcare technology	4.7	4.8
Household products	2.3	2.1
Human resource support services	1.5	1.5
Infrastructure and environmental services	1.3	1.2
Insurance(3)	9.6	9.3
Internet software and services	12.7	13.3
Joint ventures(2)(5)	2.9	2.2
Leisure and entertainment	1.8	2.2
Manufacturing	5.8	5.8
Oil and gas	0.3	0.8
Pharmaceuticals(4)	0.2	—
Professional services	3.9	3.5
Specialty retail	2.2	2.2
Transportation	0.7	1.7
Total	100.0%	100.0%
_______________
(1)Includes investment in Wingspire and Amergin AssetCo.
(2)Includes equity investment in OBDC SLF. See below, within Note 4, for more information regarding OBDC SLF.
(3)Includes equity investment in Fifth Season.
(4)Includes equity investment in LSI Financing.
(5)This was disclosed as “Investment funds and vehicles” as of December 31, 2022.
The table below presents the geographic composition of investments based on fair value as of the following periods:

	September 30, 2023	December 31, 2022
United States:
Midwest	18.1%	17.5%
Northeast	19.6	20.4
South	34.6	34.4
West	19.7	20.6
International	8.0	7.1
Total	100.0%	100.0%

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
As of September 30, 2023 and December 31, 2022, OBDC SLF had total investments in senior secured debt at fair value of $1.1 billion and $997.4 million, respectively. The determination of fair value is in accordance with ASC 820; however, such fair value is not included in the Company’s valuation process described herein. The tables below presents a summary of OBDC SLF’s portfolio as well as a listing of the portfolio investments in its portfolio as of the following periods:

($ in thousands)	September 30, 2023	December 31, 2022
Total senior secured debt investments(1)	$1,120,374	$1,045,865
Weighted average spread over base rate(1)	4.23%	4.05%
Number of portfolio companies	62	56
Largest funded investment to a single borrower(1)	39,956	40,272
_______________
(1)At par.

Blue Owl Capital Corporation
Notes to Consolidated Financial Statements (Unaudited) - Continued

Blue Owl Capital Corporation Senior Loan Fund's Portfolio as of September 30, 2023 ($ in thousands) (Unaudited)
Company(1)(2)(4)(5)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(3)	Fair Value	Percentage of Members' Equity
Debt Investments
Aerospace and defense
Applied Composites Holdings, LLC (fka AC&A Enterprises Holdings, LLC)(9)(11)	First lien senior secured loan	S +	6.00% (0.75% PIK)	01/2025	$34,122	$34,022	$26,563	6.3%
Applied Composites Holdings, LLC (fka AC&A Enterprises Holdings, LLC)(9)(11)	First lien senior secured revolving loan	S +	6.00% (0.75% PIK)	01/2025	3,025	3,022	2,355	0.6%
Bleriot US Bidco Inc.(6)(11)	First lien senior secured loan	S +	4.00%	10/2028	25,176	24,981	25,176	6.0%
Dynasty Acquisition Co., Inc. (dba StandardAero Limited)(10)	First lien senior secured loan	S +	4.00%	08/2028	19,950	19,754	19,893	4.7%
					82,273	81,779	73,987	17.6%
Automotive
Holley Inc.(6)(11)	First lien senior secured loan	S +	3.75%	11/2028	22,613	22,488	21,794	5.2%
Mavis Tire Express Services Topco Corp.(6)(10)	First lien senior secured loan	S +	4.00%	05/2028	2,903	2,886	2,893	0.7%
PAI Holdco, Inc.(6)(11)	First lien senior secured loan	S +	3.75%	10/2027	13,741	13,373	12,982	3.1%
					39,257	38,747	37,669	9.0%
Buildings and Real estate
CoreLogic Inc.(6)(10)	First lien senior secured loan	S +	3.50%	06/2028	7,289	6,854	6,721	1.6%
Wrench Group LLC(11)	First lien senior secured loan	S +	4.00%	04/2026	31,759	31,673	31,601	7.5%
					39,048	38,527	38,322	9.1%
Business Services
Capstone Acquisition Holdings, Inc.(10)	First lien senior secured loan	S +	4.75%	11/2027	14,259	14,163	14,224	3.4%
Capstone Acquisition Holdings, Inc.(9)(10)	First lien senior secured delayed draw term loan	S +	4.75%	11/2027	911	905	908	0.2%
CoolSys, Inc.(11)	First lien senior secured loan	S +	4.75%	08/2028	27,232	26,288	25,121	5.9%
ConnectWise, LLC(6)(10)	First lien senior secured loan	S +	3.50%	09/2028	16,703	16,639	16,410	3.9%
LABL, Inc.(6)(10)	First lien senior secured loan	S +	5.00%	10/2028	4,783	4,729	4,764	1.1%
Packers Holdings, LLC(6)(10)	First lien senior secured loan	S +	3.25%	03/2028	10,295	10,077	6,074	1.4%
					74,183	72,801	67,501	15.9%
Chemicals
Aruba Investments Holdings LLC (dba Angus Chemical Company)(6)(10)	First lien senior secured loan	S +	4.00%	11/2027	17,739	17,380	17,363	4.1%
Cyanco Intermediate 2 Corp.(6)(10)	First lien senior secured loan	S +	4.75%	07/2028	4,999	4,852	5,002	1.2%
					22,738	22,232	22,365	5.3%
Consumer Products
Olaplex, Inc.(6)(10)	First lien senior secured loan	S +	3.50%	02/2029	24,999	24,171	20,844	4.9%
					24,999	24,171	20,844	4.9%
Containers and Packaging
BW Holding, Inc.(6)(11)	First lien senior secured loan	S +	4.00%	12/2028	20,987	19,985	18,792	4.4%
Five Star Lower Holding LLC(11)	First lien senior secured loan	S +	4.25%	05/2029	25,626	25,318	24,601	5.8%
Ring Container Technologies Group, LLC(6)(10)	First lien senior secured loan	S +	3.50%	08/2028	24,563	24,517	24,538	5.8%

Blue Owl Capital Corporation
Notes to Consolidated Financial Statements (Unaudited) - Continued

Blue Owl Capital Corporation Senior Loan Fund's Portfolio as of September 30, 2023 ($ in thousands) (Unaudited)
Company(1)(2)(4)(5)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(3)	Fair Value	Percentage of Members' Equity
Valcour Packaging, LLC(6)(12)	First lien senior secured loan	L +	3.75%	10/2028	6,895	6,878	5,530	1.3%
					78,071	76,698	73,461	17.3%
Distribution
BCPE Empire Holdings, Inc. (dba Imperial-Dade)(6)(10)	First lien senior secured loan	S +	4.75%	12/2028	24,688	23,798	24,663	5.8%
Dealer Tire Financial, LLC(10)	First lien senior secured loan	S +	4.50%	12/2027	30,725	30,112	30,744	7.3%
SRS Distribution, Inc.(6)(10)	First lien senior secured loan	S +	3.50%	06/2028	9,800	9,748	9,690	2.3%
					65,213	63,658	65,097	15.4%
Education
Spring Education Group, Inc. (fka SSH Group Holdings, Inc.)(10)	First lien senior secured loan	S +	4.50%	09/2030	20,000	19,750	19,750	4.7%
Sophia, L.P.(10)	First lien senior secured loan	S +	4.25%	10/2027	19,750	19,597	19,701	4.7%
					39,750	39,347	39,451	9.4%
Financial Services
Saphilux S.a.r.L (dba IQ EQ)(11)	First lien senior secured loan	S +	4.75%	07/2028	15,000	14,782	14,775	3.5%
					15,000	14,782	14,775	3.5%
Food and beverage
Balrog Acquisition, Inc. (dba Bakemark)(6)(10)	First lien senior secured loan	S +	4.00%	09/2028	24,563	24,370	24,255	5.7%
Dessert Holdings(10)	First lien senior secured loan	S +	4.00%	06/2028	25,523	25,385	22,715	5.4%
Naked Juice LLC (dba Tropicana)(6)(11)	First lien senior secured loan	S +	3.25%	01/2029	1,975	1,972	1,872	0.3%
Sovos Brands Intermediate, Inc.(6)(11)	First lien senior secured loan	S +	3.50%	06/2028	20,724	20,687	20,701	4.9%
					72,785	72,414	69,543	16.3%
Healthcare equipment and services
Cadence, Inc.(11)	First lien senior secured loan	S +	5.00%	05/2026	26,231	26,053	25,444	6.0%
Cadence, Inc.(11)	First lien senior secured loan	S +	4.75%	05/2026	2,202	2,113	2,136	0.5%
Cadence, Inc.(7)(11)	First lien senior secured revolving loan	S +	4.75%	05/2026	4,976	4,963	4,756	1.1%
Confluent Medical Technologies, Inc.(11)	First lien senior secured loan	S +	3.75%	02/2029	4,925	4,905	4,839	1.1%
Medline Borrower, LP(6)(10)	First lien senior secured loan	S +	3.25%	10/2028	24,625	24,534	24,544	5.8%
Packaging Coordinators Midco, Inc.(6)(11)	First lien senior secured loan	S +	3.50%	11/2027	4,899	4,890	4,874	1.2%
					67,858	67,458	66,593	15.7%
Healthcare providers and services
Confluent Health, LLC(6)(11)	First lien senior secured loan	S +	4.00%	11/2028	24,651	24,555	23,376	5.5%
Covetrus, Inc.(11)	First lien senior secured loan	S +	5.00%	10/2029	14,925	14,124	14,752	3.5%
HAH Group Holding Company LLC (dba Help at Home)(10)	First lien senior secured loan	S +	5.00%	10/2027	8,963	8,720	8,784	2.1%
Phoenix Newco, Inc. (dba Parexel)(6)(10)	First lien senior secured loan	S +	3.25%	11/2028	27,088	26,983	26,874	6.4%
Physician Partners, LLC(10)	First lien senior secured loan	S +	4.00%	12/2028	9,850	9,770	9,346	2.2%
					85,477	84,152	83,132	19.7%
Healthcare technology
Athenahealth Group Inc.(10)	First lien senior secured loan	S +	3.25%	02/2029	17,607	17,539	17,249	4.1%

Blue Owl Capital Corporation
Notes to Consolidated Financial Statements (Unaudited) - Continued

Blue Owl Capital Corporation Senior Loan Fund's Portfolio as of September 30, 2023 ($ in thousands) (Unaudited)
Company(1)(2)(4)(5)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(3)	Fair Value	Percentage of Members' Equity
Bracket Intermediate Holding Corp.(6)(11)	First lien senior secured loan	S +	5.00%	05/2028	19,949	19,390	19,904	4.7%
Imprivata, Inc.(6)(10)	First lien senior secured loan	S +	4.25%	12/2027	19,750	19,160	19,726	4.7%
PointClickCare Technologies, Inc.(11)	First lien senior secured loan	S +	4.00%	12/2027	4,863	4,806	4,863	1.2%
					62,169	60,895	61,742	14.7%
Infrastructure and environmental services
CHA Holding, Inc.(11)	First lien senior secured loan	S +	4.50%	04/2025	39,956	39,848	39,756	9.4%
					39,956	39,848	39,756	9.4%
Insurance
Acrisure, LLC(6)(11)	First lien senior secured loan	S +	5.75%	02/2027	9,925	9,514	9,950	2.4%
AssuredPartners, Inc.(6)(10)	First lien senior secured loan	S +	4.25%	02/2027	4,950	4,808	4,947	1.2%
Asurion, LLC(10)	First lien senior secured loan	S +	4.25%	08/2028	7,891	7,542	7,654	1.8%
Broadstreet Partners, Inc.(6)(10)	First lien senior secured loan	S +	4.00%	01/2029	4,987	4,929	4,982	1.1%
Integro Parent Inc.(9)(11)	First lien senior secured loan	S +	12.25% (PIK)	10/2024	3,598	3,598	3,598	0.8%
Integro Parent Inc.(7)(9)(11)	First lien senior secured revolving loan	S +	4.50%	10/2024	725	725	725	0.2%
Hyperion Refinance S.à r.l (dba Howden Group)(6)(10)	First lien senior secured loan	S +	5.25%	04/2030	19,900	19,147	19,876	4.7%
					51,976	50,263	51,732	12.2%
Internet software and services
Barracuda Networks, Inc.(6)(11)	First lien senior secured loan	S +	4.50%	08/2029	24,813	24,163	24,537	5.8%
CDK Global, Inc.(11)	First lien senior secured loan	S +	4.25%	07/2029	24,813	24,171	24,800	5.9%
DCert Buyer, Inc.(6)(10)	First lien senior secured loan	S +	4.00%	10/2026	11,849	11,804	11,759	2.8%
Fortra, LLC (f/k/a Help/Systems Holdings, Inc.)(6)(11)	First lien senior secured loan	S +	4.00%	11/2026	14,733	14,659	14,085	3.3%
					76,208	74,797	75,181	17.8%
Manufacturing
Engineered Machinery Holdings, Inc. (dba Duravant)(11)	First lien senior secured loan	S +	3.50%	05/2028	34,387	34,262	34,174	8.1%
Gloves Buyer, Inc. (dba Protective Industrial Products)(10)	First lien senior secured loan	S +	4.00%	12/2027	14,762	14,616	14,652	3.5%
Pro Mach Group, Inc.(6)(10)	First lien senior secured loan	S +	4.00%	08/2028	24,569	24,476	24,572	5.8%
					73,718	73,354	73,398	17.4%
Professional Services
Apex Group Treasury LLC(6)(11)	First lien senior secured loan	S +	3.75%	07/2028	32,436	32,348	32,098	7.6%
Sovos Compliance, LLC(6)(10)	First lien senior secured loan	S +	4.50%	08/2028	25,325	25,198	24,887	5.9%
					57,761	57,546	56,985	13.5%
Telecommunications
EOS U.S. Finco LLC(11)	First lien senior secured loan	S +	6.00%	10/2029	22,348	21,142	21,901	5.2%
EOS U.S. Finco LLC(7)(8)(11)	First lien senior secured loan	S +	6.00%	10/2029	—	(61)	(51)	—%
Park Place Technologies, LLC(6)(10)	First lien senior secured loan	S +	5.00%	11/2027	14,773	14,388	14,514	3.4%
					37,121	35,469	36,364	8.6%
Transportation

Blue Owl Capital Corporation
Notes to Consolidated Financial Statements (Unaudited) - Continued

Blue Owl Capital Corporation Senior Loan Fund's Portfolio as of September 30, 2023 ($ in thousands) (Unaudited)
Company(1)(2)(4)(5)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(3)	Fair Value	Percentage of Members' Equity
Safe Fleet Holdings LLC(6)(10)	First lien senior secured loan	S +	5.00%	02/2029	14,813	14,431	14,813	3.5%
					14,813	14,431	14,813	3.5%

Total Debt Investments					1,120,374	1,103,369	1,082,711	256.2%
Total Investments					$1,120,374	$1,103,369	$1,082,711	256.2%
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
(6)Level 2 investment.
(7)Position or portion thereof is an unfunded loan commitment.
(8)The negative cost is the result of the capitalized discount being greater than the principal amount outstanding on the loan. The negative fair value is the result of the capitalized discount on the loan.
(9)Investment is not pledged as collateral under OBDC SLF’s credit facilities.
(10)The interest rate on these loans is subject to 1 month SOFR, which as of September 30, 2023 was 5.32%.
(11)The interest rate on these loans is subject to 3 month SOFR, which as of September 30, 2023 was 5.40%.
(12)The interest rate on these loans is subject to 6 month LIBOR, which as of September 30, 2023 was 5.90%.

Blue Owl Capital Corporation
Notes to Consolidated Financial Statements (Unaudited) - Continued

Blue Owl Capital Corporation Senior Loan Fund's Portfolio as of December 31, 2022 ($ in thousands)
Company(1)(2)(4)(5)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(3)	Fair Value	Percentage of Members' Equity
Debt Investments
Aerospace and defense
Applied Composites Holdings, LLC (fka AC&A Enterprises Holdings, LLC)(7)	First lien senior secured loan	L +	6.00%	1/2025	$34,111	$33,956	$33,305	10.1%
Applied Composites Holdings, LLC (fka AC&A Enterprises Holdings, LLC)(7)(13)	First lien senior secured revolving loan	L +	6.00%	1/2025	3,000	2,995	2,928	0.9%
Bleriot US Bidco Inc.(7)	First lien senior secured loan	L +	4.00%	10/2026	25,368	25,282	25,049	7.6%
Dynasty Acquisition Co., Inc. (dba StandardAero Limited)(14)	First lien senior secured loan	S +	3.50%	4/2026	38,700	38,602	36,813	11.0%
					101,179	100,835	98,095	29.6%
Automotive
Holley, Inc.(7)(9)	First lien senior secured loan	L +	3.75%	11/2028	23,202	23,060	20,025	6.1%
Mavis Tire Express Services Topco Corp. (9) (14)	First lien senior secured loan	S +	4.00%	5/2028	2,925	2,905	2,785	0.8%
PAI Holdco, Inc.(7)	First lien senior secured loan	L +	3.75%	10/2027	9,887	9,767	8,700	2.6%
					36,014	35,732	31,510	9.5%
Buildings and Real estate
CoreLogic Inc. (6)(9)	First lien senior secured loan	L +	3.50%	6/2028	12,357	11,545	10,273	3.1%
Wrench Group, LLC.(7)	First lien senior secured loan	L +	4.00%	4/2026	32,008	31,898	30,890	9.5%
					44,365	43,443	41,163	12.6%
Business Services
Capstone Acquisition Holdings, Inc. (6)	First lien senior secured loan	L +	4.75%	11/2027	4,953	4,916	4,941	1.5%
Capstone Acquisition Holdings, Inc. (6)	First lien senior secured delayed draw term loan	L +	4.75%	11/2027	334	331	333	0.1%
CoolSys, Inc.(7)	First lien senior secured loan	L +	4.75%	8/2028	13,932	13,817	11,250	3.4%
CoolSys, Inc.(10)(11)(12)(13)	First lien senior secured delayed draw term loan	L +	4.75%	8/2023	—	(19)	(467)	—%
ConnectWise, LLC(6)(9)	First lien senior secured loan	L +	3.50%	9/2028	16,830	16,759	15,951	4.8%
LABL, Inc.(6)	First lien senior secured loan	L +	5.00%	10/2028	7,920	7,819	7,496	2.3%
Packers Holdings, LLC(6)	First lien senior secured loan	L +	3.25%	3/2028	21,066	20,679	18,327	5.5%
					65,035	64,302	57,831	17.6%
Chemicals
Aruba Investments Holdings LLC (dba Angus Chemical Company)(6)	First lien senior secured loan	L +	3.75%	11/2027	15,874	15,525	15,398	4.7%
					15,874	15,525	15,398	4.7%
Consumer Products
Olaplex, Inc.(14)	First lien senior secured loan	S +	3.50%	2/2029	14,925	14,892	14,030	4.2%
					14,925	14,892	14,030	4.2%
Containers and Packaging
BW Holding, Inc.(15)	First lien senior secured loan	S +	4.00%	12/2028	12,197	11,971	11,221	3.4%
Five Star Lower Holding LLC (16)	First lien senior secured loan	S +	4.25%	5/2029	21,820	21,540	21,275	6.4%
Ring Container Technologies Group, LLC (dba Ring Container Technologies)(6)	First lien senior secured loan	L +	3.50%	8/2028	24,750	24,699	24,379	7.4%
Valcour Packaging, LLC (8)	First lien senior secured loan	L +	3.75%	10/2028	6,948	6,927	6,218	1.9%
					65,715	65,137	63,093	19.1%

Blue Owl Capital Corporation
Notes to Consolidated Financial Statements (Unaudited) - Continued

Blue Owl Capital Corporation Senior Loan Fund's Portfolio as of December 31, 2022 ($ in thousands)
Company(1)(2)(4)(5)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(3)	Fair Value	Percentage of Members' Equity
Distribution
BCPE Empire Holdings, Inc. (dba Imperial-Dade) (9)(14)	First lien senior secured loan	S +	4.63%	6/2026	24,813	24,044	24,068	7.3%
Dealer Tire, LLC(14)	First lien senior secured loan	S +	4.50%	12/2025	35,982	35,091	35,563	10.7%
SRS Distribution, Inc.(7)	First lien senior secured loan	L +	3.50%	6/2028	9,875	9,816	9,431	2.9%
					70,670	68,951	69,062	20.9%
Education
Spring Education Group, Inc. (fka SSH Group Holdings, Inc.)(7)	First lien senior secured loan	L +	4.00%	7/2025	33,512	33,470	32,646	9.9%
Sophia, L.P. (14)	First lien senior secured loan	S +	4.25%	10/2027	19,900	19,723	19,850	6.0%
					53,412	53,193	52,496	15.9%
Food and beverage
Balrog Acquisition, Inc. (dba Bakemark)(7)	First lien senior secured loan	L +	4.00%	9/2028	24,750	24,533	24,193	7.3%
Dessert Holdings(7)	First lien senior secured loan	L +	4.00%	6/2028	25,718	25,560	23,789	7.2%
Eagle Parent Corp.(9)(15)	First lien senior secured loan	S +	4.25%	4/2029	2,722	2,661	2,668	0.8%
Naked Juice LLC (dba Tropicana)(9)(15)	First lien senior secured loan	S +	3.25%	1/2029	1,990	1,986	1,775	0.5%
Sovos Brands Intermediate, Inc.(7)(9)	First lien senior secured loan	L +	3.50%	6/2028	20,724	20,683	20,138	6.1%
					75,904	75,423	72,563	21.9%
Healthcare equipment and services
Cadence, Inc.(6)	First lien senior secured loan	L +	5.00%	5/2025	28,640	28,277	27,793	8.4%
Cadence, Inc.(6)(10)(13)	First lien senior secured revolving loan	L +	5.00%	5/2024	2,921	2,892	2,704	0.8%
Confluent Medical Technologies, Inc.(15)	First lien senior secured loan	S +	3.75%	2/2029	4,963	4,940	4,702	1.4%
Medline Intermediate, LP(6)(9)	First lien senior secured loan	L +	3.25%	10/2028	24,813	24,710	23,547	7.1%
Packaging Coordinators Midco, Inc.(7)(9)	First lien senior secured loan	L +	3.50%	11/2027	4,937	4,927	4,672	1.4%
					66,274	65,746	63,418	19.1%
Healthcare providers and services
Confluent Health, LLC(6)	First lien senior secured loan	L +	4.00%	11/2028	20,419	20,331	20,011	6.1%
Confluent Health, LLC(6)(10)(12)(13)	First lien senior secured delayed draw term loan	L +	4.00%	11/2023	2,514	2,496	2,426	0.7%
Corgi Bidco, Inc.(9)(15)	First lien senior secured loan	S +	5.00%	10/2029	15,000	14,126	14,018	4.2%
Phoenix Newco, Inc. (dba Parexel)(6)(9)	First lien senior secured loan	L +	3.25%	11/2028	27,294	27,177	26,240	7.9%
Physician Partners, LLC(9)(14)	First lien senior secured loan	S +	4.00%	12/2028	9,925	9,836	9,434	2.9%
					75,152	73,966	72,129	21.8%
Healthcare technology
Athenahealth, Inc.(9)(14)	First lien senior secured loan	S +	3.50%	2/2029	17,741	17,665	15,974	4.8%
Athenahealth, Inc.(9)(10)(11)(12)(13)(14)	First lien senior secured delayed draw term loan	S +	3.50%	8/2023	—	(4)	(206)	—%
Imprivata, Inc.(14)	First lien senior secured loan	S +	4.25%	12/2027	19,900	19,305	19,154	0.058
PointClickCare Technologies Inc.(15)	First lien senior secured loan	S +	4.00%	12/2027	9,925	9,794	9,751	3.0%
					47,566	46,760	44,673	13.6%
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

Blue Owl Capital Corporation
Notes to Consolidated Financial Statements (Unaudited) - Continued
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
(15)The interest rate on these loans is subject to 3 month SOFR, which as of December 31, 2022 was 4.59%.
(16)The interest rate on these loans is subject to 6 month SOFR, which as of December 31, 2022 was 4.78%.

The table below presents selected balance sheet information for OBDC SLF as of the following periods:

($ in thousands)	September 30, 2023 (Unaudited)	December 31, 2022
Assets
Investments at fair value (amortized cost of $1,103,369 and $1,033,388, respectively)	$1,082,711	$997,385
Cash	38,217	27,914
Interest receivable	7,505	3,920
Receivable for investments sold	$2,198	$—
Prepaid expenses and other assets	58,105	6,108
Total Assets	$1,188,736	$1,035,327
Liabilities
Debt (net of unamortized debt issuance costs of $5,240 and $6,117, respectively)	$719,643	$685,265
Distributions payable	14,449	11,095
Payable for investments purchased	21,502	—
Accrued expenses and other liabilities	10,615	8,703
Total Liabilities	$766,209	$705,063
Members' Equity
Members' Equity	422,527	330,264
Members' Equity	422,527	330,264
Total Liabilities and Members' Equity	$1,188,736	$1,035,327

The table below presents selected statement of operations information for OBDC SLF for the following periods:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
($ in thousands)	2023	2022	2023	2022
Investment Income
Interest income	$29,362	$19,140	$79,868	$41,884
Other income	91	772	222	1,993
Total Investment Income	29,453	19,912	80,090	43,877
Expenses
Interest expense	13,817	7,419	37,873	14,965
Professional fees	336	243	823	719
Total Expenses	14,153	7,662	38,696	15,684
Net Investment Income Before Taxes	15,300	12,250	41,394	28,193
Tax expense (benefit)	(920)	436	272	(184)
Net Investment Income After Taxes	$16,220	$11,814	$41,122	$28,377
Net Realized and Change in Unrealized Gain (Loss) on Investments
Net change in unrealized gain (loss) on investments	4,767	599	15,345	(33,610)
Net realized gain on investments	(1,500)	—	(3,146)	20
Total Net Realized and Change in Unrealized Gain (Loss) on Investments	3,267	599	12,199	(33,590)
Net Increase in Members' Equity Resulting from Operations	$19,487	$12,413	$53,321	$(5,213)

Blue Owl Capital Corporation
Notes to Consolidated Financial Statements (Unaudited) - Continued
Note 5. Fair Value of Investments
Investments
The tables below present the fair value hierarchy of investments as of the following periods:

	Fair Value Hierarchy as of September 30, 2023
($ in thousands)	Level 1	Level 2	Level 3	Total
First-lien senior secured debt investments(1)	$—	$—	$8,875,037	$8,875,037
Second-lien senior secured debt investments	—	98,992	1,684,612	1,783,604
Unsecured debt investments	—	11,637	264,434	276,071
Preferred equity investments(4)	—	—	401,139	401,139
Common equity investments(2)	1,086	—	1,189,509	1,190,595
Subtotal	$1,086	$110,629	$12,414,731	$12,526,446
Investments measured at NAV(3)	—	—	—	369,712
Total Investments at fair value	$1,086	$110,629	$12,414,731	$12,896,158
_______________
(1)Includes debt investment in Amergin AssetCo
(2)Includes equity investment in Wingspire, Amergin AssetCo, and Fifth Season.
(3)Includes equity investment in OBDC SLF.
(4)Includes equity investment in LSI Financing.

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
(3)Includes equity investment in LSI Financing.

Blue Owl Capital Corporation
Notes to Consolidated Financial Statements (Unaudited) - Continued
The tables below present the changes in the fair value of investments for which Level 3 inputs were used to determine the fair value as of and for the following periods:

	As of and for the Three Months Ended September 30, 2023
($ in thousands)	First-lien senior secured debt investments	Second-lien senior secured debt investments	Unsecured debt investments	Preferred equity investments	Common equity investments	Total
Fair value, beginning of period	$8,885,986	$1,703,509	$262,402	$400,625	$1,131,330	$12,383,852
Purchases of investments, net	452,554	(14)	—	406	56,890	509,836
Payment-in-kind	27,929	4,218	9,496	5,622	186	47,451
Proceeds from investments, net	(525,076)	—	—	(5,195)	—	(530,271)
Net change in unrealized gain (loss)	8,790	(4,910)	(7,587)	(920)	1,103	(3,524)
Net realized gains (losses)	3	—	—	232	—	235
Net amortization/accretion of discount/premium on investments	11,926	772	123	369	—	13,190
Transfers between investment types	—	—	—	—	—	—
Transfers into (out of) Level 3(1)	12,925	(18,963)	—	—	—	(6,038)
Fair value, end of period	$8,875,037	$1,684,612	$264,434	$401,139	$1,189,509	$12,414,731
_______________
(1)Transfers between levels, if any, are recognized at the beginning of the period in which the transfers occur. For the period ended September 30, 2023, transfers out of Level 3 into Level 2 were a result of changes in the observability of significant inputs for certain portfolio companies.

	As of and for the Nine Months Ended September 30, 2023
($ in thousands)	First-lien senior secured debt investments	Second-lien senior secured debt investments	Unsecured debt investments	Preferred equity investments	Common equity investments	Total
Fair value, beginning of period	$9,279,179	$1,817,286	$237,440	$355,261	$977,111	$12,666,277
Purchases of investments, net	817,703	(24)	—	22,326	155,265	995,270
Payment-in-kind	98,182	11,933	22,954	26,694	528	160,291
Proceeds from investments, net	(1,309,289)	(55,050)	(192)	(6,784)	(12,400)	(1,383,715)
Net change in unrealized gain (loss)	62,391	(100)	3,903	2,618	21,186	89,998
Net realized gains (losses)	(52,362)	—	(23)	232	—	(52,153)
Net amortization/accretion of discount/premium on investments	27,539	2,819	352	840	—	31,550
Transfers between investment types	(47,819)	—	—	—	47,819	—
Transfers into (out of) Level 3(1)	(487)	(92,252)	—	(48)	—	(92,787)
Fair value, end of period	$8,875,037	$1,684,612	$264,434	$401,139	$1,189,509	$12,414,731
_______________
(1)Transfers between levels, if any, are recognized at the beginning of the period in which the transfers occur. For the period ended September 30, 2023, transfers out of Level 3 into Level 2 were a result of changes in the observability of significant inputs for certain portfolio companies.

Blue Owl Capital Corporation
Notes to Consolidated Financial Statements (Unaudited) - Continued

	As of and for the Three Months Ended September 30, 2022
($ in thousands)	First-lien senior secured debt investments	Second-lien senior secured debt investments	Unsecured debt investments	Preferred equity investments	Common equity investments	Total
Fair value, beginning of period	$9,242,688	$1,763,979	$269,752	$296,766	$730,326	$12,303,511
Purchases of investments, net	1,233,610	36,326	—	24,302	51,092	1,345,330
Payment-in-kind	19,822	1,948	6,224	3,872	159	32,025
Proceeds from investments, net	(1,279,615)	(11,688)	(22,512)	—	(8,575)	(1,322,390)
Net change in unrealized gain (loss)	37,819	(7,765)	(14,343)	4,295	70,977	90,983
Net realized gains (losses)	494	—	(1,865)	—	—	(1,371)
Net amortization of discount on investments	8,946	811	119	216	—	10,092
Transfers into (out of) Level 3(1)	—	(32,689)	—	—	—	(32,689)
Fair value, end of period	$9,263,764	$1,750,922	$237,375	$329,451	$843,979	$12,425,491
_______________
(1)Transfers between levels, if any, are recognized at the beginning of the period in which the transfers occur. For the three months ended September 30, 2022, transfers out of Level 3 into Level 2 were a result of changes in the observability of significant inputs for certain portfolio companies.

	As of and for the Nine Months Ended September 30, 2022
($ in thousands)	First-lien senior secured debt investments	Second-lien senior secured debt investments	Unsecured debt investments	Preferred equity investments	Common equity investments	Total
Fair value, beginning of period	$9,539,774	$1,921,447	$196,485	$260,869	$571,616	$12,490,191
Purchases of investments, net	4,157,703	337,290	89,239	98,241	330,519	5,012,992
Payment-in-kind	64,774	7,689	15,002	13,303	467	101,235
Proceeds from investments, net	(4,432,479)	(335,797)	(22,512)	(33,693)	(137,306)	(4,961,787)
Net change in unrealized gain (loss)	(95,391)	(80,797)	(39,286)	(14,933)	78,683	(151,724)
Net realized gains (losses)	670	—	(1,865)	4,482	—	3,287
Net amortization of discount on investments	29,227	2,751	312	1,182	—	33,472
Transfers into (out of) Level 3(1)	(514)	(101,661)	—	—	—	(102,175)
Fair value, end of period	$9,263,764	$1,750,922	$237,375	$329,451	$843,979	$12,425,491
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

Blue Owl Capital Corporation
Notes to Consolidated Financial Statements (Unaudited) - Continued
The table below presents the net change in unrealized gains on investments for which Level 3 inputs were used in determining the fair value that are still held by the Company for the following periods:

	Net change in unrealized gain (loss) for the Three Months Ended September 30, 2023 on Investments Held at September 30, 2023	Net change in unrealized gain (loss) for the Three Months Ended September 30, 2022 on Investments Held at September 30, 2022
First-lien senior secured debt investments	$8,740	$28,663
Second-lien senior secured debt investments	(4,910)	(7,756)
Unsecured debt investments	(7,587)	(14,345)
Preferred equity investments	(921)	4,295
Common equity investments	1,112	73,339
Total Investments	$(3,566)	$84,196

	Net change in unrealized gain (loss) for the Nine Months Ended September 30, 2023 on Investments Held at September 30, 2023	Net change in unrealized gain (loss) for the Nine Months Ended September 30, 2022 on Investments Held at September 30, 2022
First-lien senior secured debt investments	$14,469	$(97,931)
Second-lien senior secured debt investments	(100)	(80,309)
Unsecured debt investments	3,903	(39,287)
Preferred equity investments	2,617	(14,675)
Common equity investments	69,014	75,774
Total Investments	$89,903	$(156,428)

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

	As of September 30, 2023
($ in thousands)	Fair Value	Valuation Technique	Unobservable Input	(Range) Weighted Average	Impact to Valuation from an Increase in Input
First-lien senior secured debt investments	$8,614,432	Yield Analysis	Market Yield	(8.9% - 27.3%) 13.4%	Decrease
	200,596	Recent Transaction	Transaction Price	(97.0% - 100.0%) 98.9%	Increase
	60,009	Collateral Analysis	Recovery Rate	(85.5% - 85.5%) 85.5%	Increase
Second-lien senior secured debt investments	$1,676,175	Yield Analysis	Market Yield	(12.1% - 29.8%) 16.2%	Decrease
	8,437	Collateral Analysis	Recovery Rate	(13.3% - 13.3%) 13.3%	Increase
Unsecured debt investments	$258,662	Yield Analysis	Market Yield	(11.7% - 18.0%) 13.2%	Decrease
	5,772	Market Approach	EBITDA Multiple	(12.4x - 12.4x) 12.4x	Increase
Preferred equity investments	$401,139	Yield Analysis	Market Yield	(11.4% - 26.3%) 16.0%	Decrease
Common equity investments	$952,960	Market Approach	EBITDA Multiple	(1.2x - 19.3x) 4.6x	Increase
	188,172	Recent Transaction	Transaction Price	(100.0% - 100.0%) 100.0%	Increase
	34,288	Market Approach	Revenue	(1.9x - 14.3x) 10.3x	Increase
	9,416	Yield Analysis	Market Yield	(8.0% - 8%) 8%	Decrease
	4,533	Market Approach	Transaction Price	($77.00 - $77.00) $77.00	Increase
	140	Market Approach	Gross Profit	(10.0x - 10.0x) 10.0x	Increase

Blue Owl Capital Corporation
Notes to Consolidated Financial Statements (Unaudited) - Continued

As of December 31, 2022
($ in thousands)	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)	Impact to Valuation from an Increase in Input
First-lien senior secured debt investments	$9,148,610	Yield Analysis	Market Yield	(8.2% - 42.0%) 13.1%	Decrease
	86,606	Recent Transaction	Transaction Price	(97.5% - 99.0%) 97.8%	Increase
	43,963	Collateral Analysis	Recovery Rate	(51.0% - 51.0%) 51.0%	Increase
Second-lien senior secured debt investments	$1,806,340	Yield Analysis	Market Yield	(12.6% - 21.0%) 16.0%	Decrease
	6,048	Collateral Analysis	Recovery Rate	(9.5% - 9.5%) 9.5%	Increase
	4,898	Recent Transaction	Transaction Price	(98.0% - 98.0%) 98.0%	Increase
Unsecured debt investments	$232,280	Yield Analysis	Market Yield	(10.4% - 20.2%) 12.4%	Decrease
	5,160	Market Approach	EBITDA Multiple	(14.3x - 14.3x) 14.3x	Increase
Preferred equity investments	$339,821	Yield Analysis	Market Yield	(11.9% - 17.9%) 14.1%	Decrease
	15,395	Recent Transaction	Transaction Price	(96.5% - 100.0%) 97.9%	Increase
	45	Market Approach	EBITDA Multiple	(11.5x - 11.5x) 11.5x	Increase
Common equity investments	$848,356	Market Approach	EBITDA Multiple	(1.2x - 23.3x) 5.5x	Increase
	25,241	Market Approach	Revenue	(0.8x - 16.6x) 12.2x	Increase
	99,210	Recent Transaction	Transaction Price	(100% - 100%) 100%	Increase
	4,215	Market Approach	Transaction Price	($75.31 - $75.31) $75.31	Increase
	89	Market Approach	Gross Profit	(8.5x - 8.5x) 8.5x	Increase

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

Blue Owl Capital Corporation
Notes to Consolidated Financial Statements (Unaudited) - Continued
Debt Not Carried at Fair Value
Fair value is estimated by discounting remaining payments using applicable current market rates, which take into account changes in the Company’s marketplace credit ratings, or market quotes, if available. The table below presents the carrying and fair values of the Company’s debt obligations as of the following periods:

	September 30, 2023		December 31, 2022
($ in thousands)	Net Carrying Value(1)	Fair Value	Net Carrying Value(2)	Fair Value
Revolving Credit Facility	$408,806	$408,806	$542,453	$542,453
SPV Asset Facility II	135,617	135,617	245,368	245,368
SPV Asset Facility III	—	—	249,372	249,372
CLO I	384,328	384,328	387,321	387,321
CLO II	257,405	257,405	257,206	257,206
CLO III	258,263	258,263	258,145	258,145
CLO IV	288,061	288,061	287,777	287,777
CLO V	506,941	506,941	506,792	506,792
CLO VI	258,396	258,396	258,271	258,271
CLO VII	237,232	237,232	237,155	237,155
CLO X	258,093	258,093	—	—
2024 Notes	392,062	397,000	384,851	395,000
2025 Notes	422,459	403,750	421,242	399,500
July 2025 Notes	496,670	468,750	495,347	462,500
2026 Notes	494,772	467,500	493,162	461,250
July 2026 Notes	986,434	897,500	982,993	875,000
2027 Notes	439,095	430,000	438,332	412,500
2028 Notes	837,765	699,125	835,957	673,625
Total Debt	$7,062,399	$6,756,767	$7,281,744	$6,909,235
_______________
(1)The carrying value of the Company’s Revolving Credit Facility, SPV Asset Facility II, CLO I, CLO II, CLO III, CLO IV, CLO V, CLO VI, CLO VII, CLO X, 2024 Notes, 2025 Notes, July 2025 Notes, 2026 Notes, July 2026 Notes, 2027 Notes and 2028 Notes are presented net of deferred financing costs of $12.2 million, $4.4 million, $2.5 million, $2.6 million, $1.7 million, $4.4 million, $2.7 million, $1.6 million, $1.9 million, $1.9 million, $1.2 million, $2.6 million, $3.3 million, $5.2 million, $13.6 million, $6.5 million and $12.2 million, respectively.
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

The below table presents the fair value measurements of the Company’s debt obligations as of the following periods:

($ in thousands)	September 30, 2023	December 31, 2022
Level 1	$—	$—
Level 2	3,763,625	3,679,375
Level 3	2,993,142	3,229,860
Total Debt	$6,756,767	$6,909,235
Financial Instruments Not Carried at Fair Value
As of September 30, 2023 and December 31, 2022, the carrying amounts of the Company’s assets and liabilities, other than investments at fair value and debt, approximate fair value due to their short maturities.

Blue Owl Capital Corporation
Notes to Consolidated Financial Statements (Unaudited) - Continued
Note 6. Debt
In accordance with the 1940 Act, with certain limitations, the Company is allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 150%. As of September 30, 2023 and December 31, 2022, the Company’s asset coverage was 183% and 179%, respectively.
The below tables present the debt obligations for the following periods:

	September 30, 2023
($ in thousands)	Aggregate Principal Committed	Outstanding Principal	Amount Available(1)	Net Carrying Value(2)
Revolving Credit Facility(3)(5)	$1,795,000	$420,964	$1,318,591	$408,806
SPV Asset Facility II	250,000	140,000	110,000	135,617
CLO I	386,806	386,806	—	384,328
CLO II	260,000	260,000	—	257,405
CLO III	260,000	260,000	—	258,263
CLO IV	292,500	292,500	—	288,061
CLO V	509,625	509,625	—	506,941
CLO VI	260,000	260,000	—	258,396
CLO VII	239,150	239,150	—	237,232
CLO X	260,000	260,000	—	258,093
2024 Notes(4)	400,000	400,000	—	392,062
2025 Notes	425,000	425,000	—	422,459
July 2025 Notes	500,000	500,000	—	496,670
2026 Notes	500,000	500,000	—	494,772
July 2026 Notes	1,000,000	1,000,000	—	986,434
2027 Notes(4)	500,000	500,000	—	439,095
2028 Notes	850,000	850,000	—	837,765
Total Debt	$8,688,081	$7,204,045	$1,428,591	$7,062,399
______________
(1)The amount available reflects any collateral related limitations at the Company level related to each credit facility’s borrowing base.
(2)The carrying value of the Company’s Revolving Credit Facility, SPV Asset Facility II, CLO I, CLO II, CLO III, CLO IV, CLO V, CLO VI, CLO VII, CLO X, 2024 Notes, 2025 Notes, July 2025 Notes, 2026 Notes, July 2026 Notes, 2027 Notes and 2028 Notes are presented net of deferred financing costs of $12.2 million, $4.4 million, $2.5 million, $2.6 million, $1.7 million, $4.4 million, $2.7 million, $1.6 million, $1.9 million, $1.9 million, $1.2 million, $2.6 million, $3.3 million, $5.2 million, $13.6 million, $6.5 million and $12.2 million respectively.
(3)Includes the unrealized translation gain (loss) on borrowings denominated in foreign currencies.
(4)Inclusive of change in fair market value of effective hedge.
(5)The amount available is reduced by $55.4 million of outstanding letters of credit.

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
(4)Inclusive of change in fair market value of effective hedge.
(5)The amount available is reduced by $44.8 million of outstanding letters of credit.

The table below presents the components of interest expense for the following periods:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
($ in thousands)	2023	2022	2023	2022
Interest expense	$103,931	$73,539	$304,398	$184,354
Amortization of debt issuance costs	6,152	6,311	20,577	21,133
Net change in unrealized gain (loss) on effective interest rate swaps and hedged items(1)	362	1,360	(559)	4,448
Total Interest Expense	$110,445	$81,210	$324,416	$209,935
Average interest rate	5.6%	3.9%	5.4%	3.4%
Average daily borrowings	$7,260,470	$7,368,456	$7,396,054	$7,218,099
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
The maximum principal amount of the Revolving Credit Facility is $1.8 billion (decreased from $1.86 billion on April 4, 2023), subject to availability under the borrowing base, which is based on the Company’s portfolio investments and other outstanding indebtedness. The amount available for borrowing under the Revolving Credit Facility is reduced by any standby letters of credit issued through the Revolving Credit Facility. Maximum capacity under the Revolving Credit Facility may be increased to $2.8 billion through the Company’s exercise of an uncommitted accordion feature through which existing and new lenders may, at their option, agree to provide additional financing. The Revolving Credit Facility includes a $200 million limit for swingline loans and is secured by a perfected first-priority interest in substantially all of the portfolio investments held by the Company and each Guarantor, subject to certain exceptions.
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
CLOs
CLO I
On May 28, 2019 (the “CLO I Closing Date”), the Company completed a $596 million term debt securitization transaction (the “CLO I Transaction”), also known as a collateralized loan obligation transaction, which is a form of secured financing incurred by the Company. The secured notes and preferred shares issued in the CLO I Transaction and the secured loan borrowed in the CLO I Transaction were issued and incurred, as applicable, by the Company’s consolidated subsidiaries Owl Rock CLO I, Ltd., an exempted company incorporated in the Cayman Islands with limited liability (the “CLO I Issuer”), and Owl Rock CLO I, LLC, a Delaware limited liability company (the “CLO I Co-Issuer” and together with the CLO I Issuer, the “CLO I Issuers”) and are backed by a portfolio of collateral obligations consisting of middle market loans and participation interests in middle market loans as well as by other assets of the CLO I Issuer. The following describes the terms of the CLO I Transaction as supplemented through June 28, 2023 (the “CLO I Indenture Supplement Date”).
In the CLO I Transaction the CLO I Issuers (A) issued the following notes pursuant to an indenture and security agreement dated as of the CLO I Closing Date (as supplemented by the supplemental indenture dated as of the CLO I Indenture Supplement Date by and among the CLO I Issuer, the CLO I Co-Issuer and State Street Bank and Trust Company, the “CLO I Indenture”), by and among the CLO I Issuers and State Street Bank and Trust Company: (i) $242 million of AAA(sf) Class A Notes, which bear interest at term SOFR (plus a spread adjustment) plus 1.80%, (ii) $30 million of AAA(sf) Class A-F Notes, which bear interest at a fixed rate of 4.165%, and (iii) $68 million of AA(sf) Class B Notes, which bear interest at term SOFR (plus a spread adjustment) plus 2.70% (together, the “CLO I Notes”) and (B) borrowed $50 million under floating rate loans (the “Class A Loans” and together with the CLO I Notes, the “CLO I Debt”), which bear interest at term SOFR (plus a spread adjustment) plus 1.80%, under a credit agreement (the “CLO I Credit Agreement”), dated as of the CLO I Closing Date, by and among the CLO I Issuers, as borrowers, various financial institutions, as lenders, and State Street Bank and Trust Company, as collateral trustee and loan agent. The Class A Loans may be exchanged by the lenders for Class A Notes at any time, subject to certain conditions under the CLO I Credit Agreement and the CLO I Indenture. The CLO I Debt is scheduled to mature on May 20, 2031. The CLO I Notes were privately placed by Natixis Securities Americas, LLC and SG Americas Securities, LLC.
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
The CLO I Debt is secured by all of the assets of the CLO I Issuer, which will consist primarily of middle market loans, participation interests in middle market loans, and related rights and the cash proceeds thereof. As part of the CLO I Transaction, ORCC Financing II LLC and the Company sold and contributed approximately $575 million par amount of middle market loans to the CLO I Issuer on the CLO I Closing Date. No gain or loss was recognized as a result of these sales and contributions. Such loans constituted the initial portfolio assets securing the CLO I Debt. The Company and ORCC Financing II LLC each made customary representations, warranties, and covenants to the CLO I Issuer regarding such sales and contributions under a loan sale agreement.
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
CLO II Refinancing
On April 9, 2021 (the “CLO II Refinancing Date”), the Company completed a $398.1 million term debt securitization refinancing (the “CLO II Refinancing”), also known as a collateralized loan obligation refinancing, which is a form of secured financing incurred by the Company. The secured notes and preferred shares issued in the CLO II Refinancing were issued by the Company’s consolidated subsidiaries Owl Rock CLO II, Ltd., an exempted company incorporated in the Cayman Islands with limited liability (the “CLO II Issuer”), and Owl Rock CLO II, LLC, a Delaware limited liability company (the “CLO II Co-Issuer” and together with the CLO II Issuer, the “CLO II Issuers”) and are backed by a portfolio of collateral obligations consisting of middle market loans and participation interests in middle market loans as well as by other assets of the CLO II Issuer. The following describes the terms of the CLO II Refinancing as supplemented through July 18, 2023 (the “CLO II Refinancing Indenture Supplement Date”).
The CLO II Refinancing was executed by the issuance of the following classes of notes pursuant to an indenture and security agreement dated as of December 12, 2019 (such date, the “CLO II Closing Date,” and such agreement, the “CLO II Indenture”), as supplemented by the first supplemental indenture dated as of the CLO II Refinancing Date and as further supplemented by the second supplemental indenture dated as of the CLO II Refinancing Indenture Supplement Date) by and among the CLO II Issuer, the CLO II Co-Issuer and State Street Bank And Trust Company, the “CLO II Refinancing Indenture”), by and among the CLO II Issuers and State Street Bank and Trust Company: (i) $204 million of AAA(sf) Class A-LR Notes, which bear interest at term SOFR (plus a spread adjustment) plus 1.55%, (ii) $20 million of AAA(sf) Class A-FR Notes, which bear interest at a fixed rate of 2.48% and (iii) $36 million of AA(sf) Class B-R Notes, which bear interest at term SOFR (plus a spread adjustment) plus 1.90% (together, the “CLO II Refinancing Debt”). The CLO II Refinancing Debt is secured by the middle market loans, participation interests in middle market loans and other assets of the CLO II Issuer. The CLO II Refinancing Debt is scheduled to mature on April 20, 2033. The CLO II Refinancing Debt was privately placed by Deutsche Bank Securities Inc. The proceeds from the CLO II Refinancing were used to redeem in full the classes of notes issued on the CLO II Closing Date.
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

Blue Owl Capital Corporation
Notes to Consolidated Financial Statements (Unaudited) - Continued
CLO III
On March 26, 2020 (the “CLO III Closing Date”), the Company completed a $395.31 million term debt securitization transaction (the “CLO III Transaction”), also known as a collateralized loan obligation transaction, which is a form of secured financing incurred by the Company. The secured notes and preferred shares issued in the CLO III Transaction were issued by the Company’s consolidated subsidiaries Owl Rock CLO III, Ltd., an exempted company incorporated in the Cayman Islands with limited liability (the “CLO III Issuer”), and Owl Rock CLO III, LLC, a Delaware limited liability company (the “CLO III Co-Issuer” and together with the CLO III Issuer, the “CLO III Issuers”) and are backed by a portfolio of collateral obligations consisting of middle market loans and participation interests in middle market loans as well as by other assets of the CLO III Issuer. The following describes the terms of the CLO III Transaction as supplemented through July 18, 2023 (the “CLO III Indenture Supplement Date”).
The CLO III Transaction was executed by the issuance of the following classes of notes and preferred shares pursuant to an indenture and security agreement dated as of the CLO III Closing Date (as supplemented by the supplemental indenture dated as of the CLO III Indenture Supplement Date by and among the CLO III Issuer, the CLO III Co-Issuer and State Street Bank And Trust Company, the “CLO III Indenture”), by and among the CLO III Issuers and State Street Bank and Trust Company: (i) $166 million of AAA(sf) Class A-1L Notes, which bear interest at term SOFR (plus a spread adjustment) plus 1.80%, (ii) $40 million of AAA(sf) Class A-1F Notes, which bear interest at a fixed rate of 2.75%, (iii) $20 million of AAA(sf) Class A-2 Notes, which bear interest at term SOFR (plus a spread adjustment) plus 2.00%, and (iv) $34 million of AA(sf) Class B Notes, which bear interest at term SOFR (plus a spread adjustment) plus 2.45% (together, the “CLO III Debt”). The CLO III Debt is scheduled to mature on April 20, 2032. The CLO III Debt was privately placed by SG Americas Securities, LLC.
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
The CLO III Debt is secured by all of the assets of the CLO III Issuer, which will consist primarily of middle market loans, participation interests in middle market loans, and related rights and the cash proceeds thereof. As part of the CLO III Transaction, ORCC Financing IV LLC and the Company sold and contributed approximately $400 million par amount of middle market loans to the CLO III Issuer on the CLO III Closing Date. No gain or loss was recognized as a result of these sales and contributions. Such loans constituted the initial portfolio assets securing the CLO III Debt. The Company and ORCC Financing IV LLC each made customary representations, warranties, and covenants to the CLO III Issuer regarding such sales and contributions under a loan sale agreement.
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

Blue Owl Capital Corporation
Notes to Consolidated Financial Statements (Unaudited) - Continued
CLO IV Refinancing
On July 9, 2021 (the “CLO IV Refinancing Date”), the Company completed a $440.5 million term debt securitization refinancing (the “CLO IV Refinancing”), also known as a collateralized loan obligation refinancing, which is a form of secured financing incurred by the Company. The secured notes and preferred shares issued in the CLO IV Refinancing were issued by the Company’s consolidated subsidiaries Owl Rock CLO IV, Ltd., an exempted company incorporated in the Cayman Islands with limited liability (the “CLO IV Issuer”), and Owl Rock CLO IV, LLC, a Delaware limited liability company (the “CLO IV Co-Issuer” and together with the CLO IV Issuer, the “CLO IV Issuers”) and are backed by a portfolio of collateral obligations consisting of middle market loans and participation interests in middle market loans as well as by other assets of the CLO IV Issuer. The following describes the terms of the CLO IV Refinancing as supplemented through July 18, 2023 (the “CLO IV Refinancing Indenture Supplement Date”).
The CLO IV Refinancing was executed by the issuance of the following classes of notes pursuant to an indenture and security agreement dated as of May 28, 2020 (such date, the CLO IV Closing Date, and such agreement, the “CLO IV Indenture”), as supplemented by the first supplemental indenture dated as of the CLO IV Refinancing Date and as further supplemented by the second supplemental indenture dated as of the CLO IV Refinancing Indenture Supplement Date) by and among the CLO IV Issuer, the CLO IV Co-Issuer and State Street Bank And Trust Company, the “CLO IV Refinancing Indenture”), by and among the CLO IV Issuers and State Street Bank and Trust Company: (i) $252 million of AAA(sf) Class A-1-R Notes, which bear interest at term SOFR (plus a spread adjustment) plus 1.60% and (ii) $40.5 million of AA(sf) Class A-2-R Notes, which bear interest at term SOFR (plus a spread adjustment) plus 1.90% (together, the “CLO IV Refinancing Secured Notes”). The CLO IV Refinancing Secured Notes are secured by the middle market loans, participation interests in middle market loans and other assets of the Issuer. The CLO IV Refinancing Secured Notes are scheduled to mature on August 20, 2033. The CLO IV Refinancing Secured Notes were privately placed by Natixis Securities Americas LLC. The proceeds from the CLO IV Refinancing were used to redeem in full the classes of notes issued on the CLO IV Closing Date, to redeem a portion of the preferred shares of the CLO IV Issuer as described below and to pay expenses incurred in connection with the CLO IV Refinancing.
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
As part of the CLO V Transaction, the Company entered into a loan sale agreement with the CLO V Issuer dated as of the CLO V Closing Date, which provided for the sale and contribution of approximately $201.75 million par amount of middle market loans from the Company to the CLO V Issuer on the CLO V Closing Date and for future sales from the Company to the CLO V Issuer on an ongoing basis. Such loans constituted part of the initial portfolio of assets securing the CLO V Secured Notes. The remainder of the initial portfolio assets securing the CLO V Secured Notes consisted of approximately $84.74 million par amount of middle market loans purchased by the CLO V Issuer from ORCC Financing II LLC, a wholly-owned subsidiary of the Company, under an additional loan sale agreement executed on the CLO V Closing Date between the Issuer and ORCC Financing II LLC. No gain or loss was recognized as a result of these sales and contributions. The Company and ORCC Financing II LLC each made customary representations, warranties, and covenants to the Issuer under the applicable loan sale agreement.
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

Blue Owl Capital Corporation
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
On the CLO V Closing Date, the CLO V Issuer entered into a loan sale agreement with Company, which provided for the sale and contribution of approximately $201.8 million par amount of middle market loans from the Company to the CLO V Issuer on the CLO V Closing Date and for future sales from the Company to the CLO V Issuer on an ongoing basis. As part of the CLO V Refinancing, the CLO V Refinancing Issuer, as the successor to the CLO V Issuer, and the Company entered into an amended and restated loan sale agreement with the Company dated as of the CLO V Refinancing Date, pursuant to which the CLO V Refinancing Issuer assumed all ongoing obligations of the CLO V Issuer under the original agreement and the Company sold and contributed approximately $275.67 million par amount middle market loans to the CLO V Refinancing Issuer on the CLO V Refinancing Date and provides for future sales from the Company to the CLO V Refinancing Issuer on an ongoing basis. Such loans constituted part of the portfolio of assets securing the CLO V Refinancing Secured Notes. A portion of the of the portfolio assets securing the CLO V Refinancing Secured Notes consists of middle market loans purchased by the CLO V Issuer from ORCC Financing II LLC, a wholly-owned subsidiary of the Company, under an additional loan sale agreement executed on the CLO V Closing Date between the CLO V Issuer and ORCC Financing II LLC and which the CLO V Refinancing Issuer and ORCC Financing II LLC amended and restated on the CLO V Refinancing Date in connection with the refinancing. No gain or loss was recognized as a result of these sales and contributions. The Company and ORCC Financing II LLC each made customary representations, warranties, and covenants to the CLO V Refinancing Issuer under the applicable loan sale agreement.
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
CLO VI
On May 5, 2021 (the “CLO VI Closing Date”), the Company completed a $397.78 million term debt securitization transaction (the “CLO VI Transaction”), also known as a collateralized loan obligation transaction, which is a form of secured financing incurred by the Company. The secured notes and preferred shares issued in the CLO VI Transaction were issued by the Company’s consolidated subsidiaries Owl Rock CLO VI, Ltd., an exempted company incorporated in the Cayman Islands with limited liability (the “CLO VI Issuer”), and Owl Rock CLO VI, LLC, a Delaware limited liability company (the “CLO VI Co-Issuer” and together with the CLO VI Issuer, the “CLO VI Issuers”) and are backed by a portfolio of collateral obligations consisting of middle market loans and participation interests in middle market loans as well as by other assets of the CLO VI Issuer. The following describes the terms of the CLO VI Transaction as supplemented through July 18, 2023 (the “CLO VI Indenture Supplement Date”).
The CLO VI Transaction was executed by the issuance of the following classes of notes and preferred shares pursuant to an indenture and security agreement dated as of the CLO VI Closing Date (as supplemented by the supplemental indenture dated as of the CLO VI Indenture Supplement Date by and among the CLO VI Issuer, the CLO VI Co-Issuer and State Street Bank And Trust Company, the “CLO VI Indenture”), by and among the CLO VI Issuers and State Street Bank and Trust Company: (i) $224 million of AAA(sf) Class A Notes, which bear interest at term SOFR (plus a spread adjustment) plus 1.45%, (ii) $26 million of AA(sf) Class B-1 Notes, which bear interest at term SOFR (plus a spread adjustment) plus 1.75% and (iii) $10 million of AA(sf) Class B-F Notes, which bear interest at a fixed rate of 2.83% (together, the “CLO VI Secured Notes”). The CLO VI Secured Notes are secured by the middle market loans, participation interests in middle market loans and other assets of the CLO VI Issuer. The CLO VI Secured Notes are scheduled to mature on June 21, 2032. The CLO VI Secured Notes were privately placed by SG Americas Securities, LLC.

Blue Owl Capital Corporation
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
As part of the CLO VI Transaction, the Company entered into a loan sale agreement with the CLO VI Issuer dated as of the CLO VI Closing Date, which provides for the sale and contribution of approximately $205.6 million par amount of middle market loans from the Company to the CLO VI Issuer on the CLO VI Closing Date and for future sales from the Company to the CLO VI Issuer on an ongoing basis. Such loans constitute part of the initial portfolio of assets securing the CLO VI Secured Notes. The remainder of the initial portfolio assets securing the CLO VI Secured Notes consists of approximately $164.7 million par amount of middle market loans purchased by the CLO VI Issuer from ORCC Financing IV LLC, a wholly-owned subsidiary of the Company, under an additional loan sale agreement executed on the CLO VI Closing Date between the CLO VI Issuer and ORCC Financing IV LLC. No gain or loss was recognized as a result of these sales and contributions. The Company and ORCC Financing IV LLC each made customary representations, warranties, and covenants to the CLO VI Issuer under the applicable loan sale agreement.
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
The CLO VI Secured Notes are the secured obligation of the CLO VI Issuers, and the CLO VI Indenture includes customary covenants and events of default. The CLO VI Secured Notes have not been registered under the Securities Act, or any state securities (e.g., “blue sky”) laws, and may not be offered or sold in the United States absent registration with the Securities and Exchange Commission or pursuant to an applicable exemption from such registration.
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

Blue Owl Capital Corporation
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
As part of the CLO VII Transaction, the Company entered into a loan sale agreement with the CLO VII Issuer dated as of the CLO VII Closing Date, which provided for the sale and contribution of approximately $255.548 million par amount of middle market loans from the Company to the CLO VII Issuer on the CLO VII Closing Date and for future sales from the Company to the CLO VII Issuer on an ongoing basis. Such loans constituted part of the initial portfolio of assets securing the CLO VII Debt. The remainder of the initial portfolio assets securing the CLO VII Debt consisted of approximately $93.313 million par amount of middle market loans purchased by the CLO VII Issuer from ORCC Financing IV LLC, a wholly-owned subsidiary of the Company, under an additional loan sale agreement executed on the CLO VII Closing Date between the CLO VII Issuer and ORCC Financing IV LLC. No gain or loss was recognized as a result of these sales and contributions. The Company and ORCC Financing IV LLC each made customary representations, warranties, and covenants to the CLO VII Issuer under the applicable loan sale agreement.
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

Blue Owl Capital Corporation
Notes to Consolidated Financial Statements (Unaudited) - Continued
As part of the CLO X Transaction, the Company entered into a loan sale agreement with the CLO X Issuer dated as of the CLO X Closing Date, which provided for the sale and contribution of approximately $245.9 million par amount of middle market loans from the Company to the CLO X Issuer on the CLO X Closing Date and for future sales from the Company to the CLO X Issuer on an ongoing basis. Such loans constituted part of the initial portfolio of assets securing the CLO X Secured Notes. The remainder of the initial portfolio assets securing the CLO X Secured Notes consisted of approximately $141.3 million par amount of middle market loans purchased by the CLO X Issuer from ORCC Financing III LLC, a wholly-owned subsidiary of the Company, under an additional loan sale agreement executed on the CLO X Closing Date between the CLO X Issuer and ORCC Financing III LLC. No gain or loss was recognized as a result of these sales and contributions. The Company and ORCC Financing III LLC each made customary representations, warranties, and covenants to the CLO X Issuer under the applicable loan sale agreement.
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

Blue Owl Capital Corporation
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
In connection with the issuance of the 2024 Notes, on April 10, 2019 the Company entered into centrally cleared interest rate swaps. The notional amount of the interest rate swaps is $400 million. The Company will receive fixed rate interest at 5.25% and pay variable rate interest based on one-month SOFR (plus a spread adjustment) plus 3.051%. The interest rate swaps mature on April 10, 2024. For the three and nine months ended September 30, 2023, the Company made periodic payments of $2.7 million and $12.3 million, respectively. For the three months ended September 30, 2022, the Company did not make periodic payments. For the nine months ended September 30, 2022, the Company made periodic payments of $4.3 million.The interest expense related to the 2024 Notes is equally offset by the proceeds received from the interest rate swaps. The swap adjusted interest expense is included as a component of interest expense on the Company’s Consolidated Statements of Operations. As of September 30, 2023 and December 31, 2022, the interest rate swap had a fair value of $(6.9) million and $(13.1) million, respectively. Depending on the nature of the balance at period end, the fair value of the interest rate swap is either included as a component of accrued expenses and other liabilities or prepaid expenses and other assets on the Company’s Consolidated Statements of Assets and Liabilities. The change in fair value of the interest rate swap is offset by the change in fair value of the 2024 Notes, with the remaining difference included as a component of interest expense on the Consolidated Statements of Operations.
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
In connection with the issuance of the 2027 Notes, on April 26, 2021, the Company entered into centrally cleared interest rate swaps. The notional amount of the interest rate swaps is $500 million. The Company will receive fixed rate interest at 2.625% and pay variable rate interest based on one-month SOFR (plus a spread adjustment) plus 1.769%. The interest rate swaps mature on January 15, 2027. For the three and nine months ended September 30, 2023 the Company made periodic payments of $9.9 million and $15.8 million, respectively. For the three and nine months ended September 30, 2022 the Company made periodic payments of $1.0 million and $3.1 million, respectively. The interest expense related to the 2027 Notes is equally offset by the proceeds received from the interest rate swaps. The swap adjusted interest expense is included as a component of interest expense on the Company’s Consolidated Statements of Operations. As of September 30, 2023 and December 31, 2022, the interest rate swap had a fair value of $(57.1) million and $(56.4) million, respectively. Depending on the nature of the balance at period end, the fair value of the interest rate swaps is either included as a component of accrued expenses and other liabilities or prepaid expenses and other assets on the Company’s Consolidated Statements of Assets and Liabilities. The change in fair value of the interest rate swaps is offset by the change in fair value of the 2027 Notes, with the remaining difference included as a component of interest expense on the Consolidated Statements of Operations.

Blue Owl Capital Corporation
Notes to Consolidated Financial Statements (Unaudited) - Continued
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
Notes to Consolidated Financial Statements (Unaudited) - Continued
Note 7. Commitments and Contingencies
Portfolio Company Commitments
From time to time, the Company may enter into commitments to fund investments. The table below presents outstanding commitments to fund investments in current portfolio companies as of the following periods:

Company	Investment	September 30, 2023	December 31, 2022
($ in thousands)
3ES Innovation Inc. (dba Aucerna)	First lien senior secured revolving loan	$2,193	$2,193
AAM Series 1.1 Rail and Domestic Intermodal Feeder, LLC	LLC Interest	9,788	45,000
AAM Series 2.1 Aviation Feeder, LLC	LLC Interest	9,909	43,432
Abacus Life, Inc.	First lien senior secured delayed draw term loan	8,000	—
ABB/Con-cise Optical Group LLC	First lien senior secured revolving loan	—	354
Accela, Inc.	First lien senior secured revolving loan	—	3,000
Adenza Group, Inc.	First lien senior secured delayed draw term loan	—	8,331
Adenza Group, Inc.	First lien senior secured revolving loan	18,227	18,227
AmeriLife Holdings LLC	First lien senior secured delayed draw term loan	61	61
AmeriLife Holdings LLC	First lien senior secured revolving loan	76	91
AmSpec Group, Inc. (fka AmSpec Services Inc.)	First lien senior secured revolving loan	10,649	11,388
Anaplan, Inc.	First lien senior secured revolving loan	9,722	9,722
Apex Service Partners, LLC	First lien senior secured revolving loan	19	19
Apptio, Inc.	First lien senior secured revolving loan	—	1,112
Aramsco, Inc.	First lien senior secured revolving loan	—	6,703
Armstrong Bidco Limited (dba The Access Group)	First lien senior secured delayed draw term loan	—	273
Ascend Buyer, LLC (dba PPC Flexible Packaging)	First lien senior secured revolving loan	565	565
Associations, Inc.	First lien senior secured delayed draw term loan	11,019	45,792
Associations, Inc.	First lien senior secured revolving loan	32,923	32,923
Bamboo US BidCo LLC	First lien senior secured delayed draw term loan	769	—
Bamboo US BidCo LLC	First lien senior secured revolving loan	1,026	—
Bayshore Intermediate #2, L.P. (dba Boomi)	First lien senior secured revolving loan	5,530	4,607
BCPE Osprey Buyer, Inc. (dba PartsSource)	First lien senior secured delayed draw term loan	22,201	28,014
BCPE Osprey Buyer, Inc. (dba PartsSource)	First lien senior secured revolving loan	10,011	11,855
BCTO BSI Buyer, Inc. (dba Buildertrend)	First lien senior secured revolving loan	8,036	8,036
Blend Labs, Inc.	First lien senior secured revolving loan	7,500	7,500
BP Veraison Buyer, LLC (dba Sun World)	First lien senior secured delayed draw term loan	—	29,054
BP Veraison Buyer, LLC (dba Sun World)	First lien senior secured revolving loan	8,716	8,716
Brightway Holdings, LLC	First lien senior secured revolving loan	1,579	3,158
Catalis Intermediate, Inc. (fka GovBrands Intermediate, Inc.)	First lien senior secured delayed draw term loan	—	1,111
Catalis Intermediate, Inc. (fka GovBrands Intermediate, Inc.)	First lien senior secured revolving loan	520	79
Centrify Corporation	First lien senior secured revolving loan	6,817	—
Circana Group, L.P. (fka The NPD Group, L.P.)	First lien senior secured revolving loan	1,238	1,329
CivicPlus, LLC	First lien senior secured revolving loan	2,482	2,698
Coupa Holdings, LLC	First lien senior secured delayed draw term loan	70	—
Coupa Holdings, LLC	First lien senior secured revolving loan	54	—
Denali BuyerCo, LLC (dba Summit Companies)	First lien senior secured delayed draw term loan	—	1,719

Blue Owl Capital Corporation
Notes to Consolidated Financial Statements (Unaudited) - Continued

Company	Investment	September 30, 2023	December 31, 2022
Denali BuyerCo, LLC (dba Summit Companies)	First lien senior secured revolving loan	2,998	2,998
Diamondback Acquisition, Inc. (dba Sphera)	First lien senior secured delayed draw term loan	—	1,080
Douglas Products and Packaging Company LLC	First lien senior secured revolving loan	—	2,447
EET Buyer, Inc. (dba e-Emphasys)	First lien senior secured revolving loan	364	455
Entertainment Benefits Group, LLC	First lien senior secured revolving loan	111	44
Evolution BuyerCo, Inc. (dba SIAA)	First lien senior secured revolving loan	10,709	10,709
Finastra USA, Inc.	First lien senior secured revolving loan	7,298	—
Forescout Technologies, Inc.	First lien senior secured delayed draw term loan	48,750	48,750
Forescout Technologies, Inc.	First lien senior secured revolving loan	5,345	5,345
Fortis Solutions Group, LLC	First lien senior secured delayed draw term loan	—	13
Fortis Solutions Group, LLC	First lien senior secured revolving loan	462	400
Fullsteam Operations, LLC	First lien senior secured delayed draw term loan	—	3,987
Gainsight, Inc.	First lien senior secured revolving loan	1,727	3,357
Galls, LLC	First lien senior secured revolving loan	24,025	17,192
Gaylord Chemical Company, L.L.C.	First lien senior secured revolving loan	13,202	13,202
Gerson Lehrman Group, Inc.	First lien senior secured revolving loan	21,563	21,563
GI Apple Midco LLC (dba Atlas Technical Consultants)	First lien senior secured delayed draw term loan	141	—
GI Apple Midco LLC (dba Atlas Technical Consultants)	First lien senior secured revolving loan	43	—
GI Ranger Intermediate, LLC (dba Rectangle Health)	First lien senior secured revolving loan	221	332
Global Music Rights, LLC	First lien senior secured revolving loan	667	667
Granicus, Inc.	First lien senior secured revolving loan	641	789
H&F Opportunities LUX III S.À R.L (dba Checkmarx)	First lien senior secured revolving loan	16,250	16,250
Hercules Borrower, LLC (dba The Vincit Group)	First lien senior secured revolving loan	19,800	18,685
HGH Purchaser, Inc. (dba Horizon Services)	First lien senior secured delayed draw term loan	—	3,824
HGH Purchaser, Inc. (dba Horizon Services)	First lien senior secured revolving loan	165	6,520
Hissho Sushi Merger Sub, LLC	First lien senior secured revolving loan	70	56
Hyland Software, Inc.	First lien senior secured revolving loan	2,520	—
Hometown Food Company	First lien senior secured revolving loan	—	3,388
Ideal Image Development, LLC	First lien senior secured delayed draw term loan	—	1,463
Ideal Image Development, LLC	First lien senior secured revolving loan	—	1,829
Ideal Tridon Holdings, Inc.	First lien senior secured revolving loan	1,829	2,536
IG Investments Holdings, LLC (dba Insight Global)	First lien senior secured revolving loan	3,974	2,384
Indigo Buyer, Inc. (dba Inovar Packaging Group)	First lien senior secured delayed draw term loan	—	250
Indigo Buyer, Inc. (dba Inovar Packaging Group)	First lien senior secured revolving loan	83	83
BradyIFS Holdings, LLC (fka Individual Foodservice Holdings, LLC)	First lien senior secured revolving loan	19,291	21,567
Ocala Bidco, Inc.	First lien senior secured delayed draw term loan	18,988	18,988
Integrity Marketing Acquisition, LLC	First lien senior secured loan	58,538	—
Integrity Marketing Acquisition, LLC	First lien senior secured revolving loan	13,533	14,832
Intelerad Medical Systems Incorporated (fka 11849573 Canada Inc.)	First lien senior secured revolving loan	2,464	—
Interoperability Bidco, Inc. (dba Lyniate)	First lien senior secured revolving loan	3,686	1,522
Kaseya Inc.	First lien senior secured delayed draw term loan	1,065	1,134
Kaseya Inc.	First lien senior secured revolving loan	850	1,134

Blue Owl Capital Corporation
Notes to Consolidated Financial Statements (Unaudited) - Continued

Company	Investment	September 30, 2023	December 31, 2022
Lightbeam Bidco, Inc. (dba Lazer Spot)	First lien senior secured delayed draw term loan	595	—
Lightbeam Bidco, Inc. (dba Lazer Spot)	First lien senior secured revolving loan	413	26,833
Lignetics Investment Corp.	First lien senior secured delayed draw term loan	—	3,922
Lignetics Investment Corp.	First lien senior secured revolving loan	157	1,882
Litera Bidco LLC	First lien senior secured revolving loan	5,738	4,160
Mario Purchaser, LLC (dba Len the Plumber)	First lien senior secured delayed draw term loan	3,729	4,880
Mario Purchaser, LLC (dba Len the Plumber)	First lien senior secured revolving loan	1,381	1,381
Medline Borrower, LP	First lien senior secured revolving loan	7,190	7,190
MHE Intermediate Holdings, LLC (dba OnPoint Group)	First lien senior secured revolving loan	7,146	13,361
Milan Laser Holdings LLC	First lien senior secured revolving loan	2,078	2,078
MINDBODY, Inc.	First lien senior secured revolving loan	6,071	6,071
Ministry Brands Holdings, LLC	First lien senior secured delayed draw term loan	190	226
Ministry Brands Holdings, LLC	First lien senior secured revolving loan	37	34
National Dentex Labs LLC (fka Barracuda Dental LLC)	First lien senior secured revolving loan	3,980	171
Natural Partners, LLC	First lien senior secured revolving loan	68	68
Nelipak Holding Company	First lien senior secured USD revolving loan	7,371	6,299
Nelipak Holding Company	First lien senior secured EUR revolving loan	6,006	4,481
NMI Acquisitionco, Inc. (dba Network Merchants)	First lien senior secured delayed draw term loan	—	3,077
NMI Acquisitionco, Inc. (dba Network Merchants)	First lien senior secured revolving loan	1,652	1,652
Norvax, LLC (dba GoHealth)	First lien senior secured revolving loan	12,273	12,273
Notorious Topco, LLC (dba Beauty Industry Group)	First lien senior secured delayed draw term loan	6,385	6,385
Notorious Topco, LLC (dba Beauty Industry Group)	First lien senior secured revolving loan	8,939	7,981
OB Hospitalist Group, Inc.	First lien senior secured revolving loan	8,281	9,897
Ole Smoky Distillery, LLC	First lien senior secured revolving loan	116	116
Pacific BidCo Inc.	First lien senior secured delayed draw term loan	3,436	3,436
Patriot Acquisition TopCo S.A.R.L (dba Corza Health, Inc.)	First lien senior secured revolving loan	13,538	10,637
PCF Holdco, LLC (dba PCF Insurance Services)	Series A Preferred Units	5,825	—
Peter C. Foy & Associates Insurance Services, LLC (dba PCF Insurance Services)	First lien senior secured revolving loan	6,161	6,161
Ping Identity Holding Corp.	First lien senior secured revolving loan	91	91
Plasma Buyer LLC (dba PathGroup)	First lien senior secured delayed draw term loan	176	176
Plasma Buyer LLC (dba PathGroup)	First lien senior secured revolving loan	61	76
Pluralsight, LLC	First lien senior secured revolving loan	2,326	3,118
PPV Intermediate Holdings, LLC	First lien senior secured delayed draw term loan	57	110
PPV Intermediate Holdings, LLC	First lien senior secured revolving loan	67	49
Project Power Buyer, LLC (dba PEC-Veriforce)	First lien senior secured revolving loan	3,188	3,188
PS Operating Company LLC (fka QC Supply, LLC)	First lien senior secured revolving loan	1,324	1,159
QAD, Inc.	First lien senior secured revolving loan	3,429	3,429
Quva Pharma, Inc.	First lien senior secured revolving loan	3,120	2,080
Relativity ODA LLC	First lien senior secured revolving loan	7,333	7,333
KRIV Acquisition Inc. (dba Riveron)	First lien senior secured delayed draw term loan	945	—
KRIV Acquisition Inc. (dba Riveron)	First lien senior secured revolving loan	853	—
SailPoint Technologies Holdings, Inc.	First lien senior secured revolving loan	4,358	4,358
Sara Lee Frozen Bakery, LLC (fka KSLB Holdings, LLC)	First lien senior secured revolving loan	1,800	1,980
Securonix, Inc.	First lien senior secured revolving loan	153	153

Blue Owl Capital Corporation
Notes to Consolidated Financial Statements (Unaudited) - Continued

Company	Investment	September 30, 2023	December 31, 2022
Sensor Technology Topco, Inc. (dba Humanetics)	First lien senior secured revolving loan	3,389	—
SimpliSafe Holding Corporation	First lien senior secured delayed draw term loan	566	772
Smarsh Inc.	First lien senior secured delayed draw term loan	95	95
Smarsh Inc.	First lien senior secured revolving loan	8	48
Sonny's Enterprises, LLC	First lien senior secured delayed draw term loan	1,000	—
Sonny's Enterprises, LLC	First lien senior secured revolving loan	17,969	17,969
Spotless Brands, LLC	First lien senior secured revolving loan	1,305	1,305
Summit Acquisition Inc. (dba K2 Insurance Services)	First lien senior secured delayed draw term loan	178	—
Summit Acquisition Inc. (dba K2 Insurance Services)	First lien senior secured revolving loan	89	—
Swipe Acquisition Corporation (dba PLI)	First lien senior secured delayed draw term loan	6,228	6,228
Swipe Acquisition Corporation (dba PLI)	Letter of Credit	7,118	7,118
SWK BUYER, Inc. (dba Stonewall Kitchen)	First lien senior secured delayed draw term loan	—	175
SWK BUYER, Inc. (dba Stonewall Kitchen)	First lien senior secured revolving loan	25	46
Tahoe Finco, LLC	First lien senior secured revolving loan	9,244	9,244
Tall Tree Foods, Inc.	First lien senior secured delayed draw term loan	1,500	—
Tamarack Intermediate, L.L.C. (dba Verisk 3E)	First lien senior secured revolving loan	117	116
Tempo Buyer Corp. (dba Global Claims Services)	First lien senior secured delayed draw term loan	308	308
Tempo Buyer Corp. (dba Global Claims Services)	First lien senior secured revolving loan	95	141
The Shade Store, LLC	First lien senior secured revolving loan	509	655
THG Acquisition, LLC (dba Hilb)	First lien senior secured revolving loan	6,695	8,608
Thunder Purchaser, Inc. (dba Vector Solutions)	First lien senior secured delayed draw term loan	—	7,018
Thunder Purchaser, Inc. (dba Vector Solutions)	First lien senior secured revolving loan	603	2,522
Troon Golf, L.L.C.	First lien senior secured revolving loan	21,622	21,622
Ultimate Baked Goods Midco, LLC	First lien senior secured revolving loan	9,946	7,335
Unified Women's Healthcare, LP	First lien senior secured delayed draw term loan	—	33
Unified Women's Healthcare, LP	First lien senior secured revolving loan	68	88
USRP Holdings, Inc. (dba U.S. Retirement and Benefits Partners)	First lien senior secured revolving loan	4,239	4,239
Valence Surface Technologies LLC	First lien senior secured revolving loan	49	49
Velocity HoldCo III Inc. (dba VelocityEHS)	First lien senior secured revolving loan	1,005	1,072
Walker Edison Furniture Company LLC	First lien senior secured delayed draw term loan	2,248	—
When I Work, Inc.	First lien senior secured revolving loan	925	925
Wingspire Capital Holdings LLC	LLC Interest	44,855	35,855
WU Holdco, Inc. (dba Weiman Products, LLC)	First lien senior secured revolving loan	6,914	9,219
Zendesk, Inc.	First lien senior secured delayed draw term loan	17,352	17,352
Zendesk, Inc.	First lien senior secured revolving loan	7,145	7,145
Total Unfunded Portfolio Company Commitments		$812,519	$926,091

As of September 30, 2023, the Company believed they had adequate financial resources to satisfy the unfunded portfolio company commitments.

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
On November 1, 2022, the Board approved the 2022 Stock Repurchase Program (the “2022 Stock Repurchase Program”) under which we may repurchase up to $150 million of our outstanding common stock. Under the 2022 Stock Repurchase Program, purchases may be made at management’s discretion from time to time in open-market transactions, in accordance with all applicable securities laws and regulations. Unless extended by the Board, the 2022 Stock Repurchase Program will terminate 18-months from the date it was approved. Since the 2022 Stock Repurchase Program’s inception, Goldman, Sachs & Co., as agent, has repurchased 4,090,138 shares of the Company’s common stock pursuant to the 2022 Stock Repurchase Plan for approximately $50.0 million as of September 30, 2023.
From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of its business. At September 30, 2023, management was not aware of any material pending or threatened litigation that would require accounting recognition or financial statement disclosure.

Blue Owl Capital Corporation
Notes to Consolidated Financial Statements (Unaudited) - Continued
Note 8. Net Assets
Equity Issuances
The Company has the authority to issue 500,000,000 common shares at $0.01 per share par value.
There were no sales of the Company’s common stock during the nine months ended September 30, 2023 and 2022.
Distributions
The tables below present the distributions declared on shares of the Company’s common stock for the following periods:

	For the Nine Months Ended September 30, 2023
Date Declared	Record Date	Payment Date	Distribution per Share
August 8, 2023	September 29, 2023	October 13, 2023	$0.33
August 8, 2023 (supplemental dividend)	August 31, 2023	September 15, 2023	$0.07
May 9, 2023	June 30, 2023	July 14, 2023	$0.33
May 9, 2023 (supplemental dividend)	May 31, 2023	June 15, 2023	$0.06
February 21, 2023	March 31, 2023	April 14, 2023	$0.33
February 21, 2023 (supplemental dividend)	March 3, 2023	March 17, 2023	$0.04

	For the Nine Months Ended September 30, 2022
Date Declared	Record Date	Payment Date	Distribution per Share
August 2, 2022	September 30, 2022	November 15, 2022	$0.31
May 3, 2022	June 30, 2022	August 15, 2022	$0.31
February 23, 2022	March 31, 2022	May 13, 2022	$0.31
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
The following tables presents the shares distributed pursuant to the dividend reinvestment plan for the following periods:

	For the Nine Months Ended September 30, 2023
Date Declared	Record Date	Payment Date	Shares
August 8, 2023 (supplemental dividend)	August 31, 2023	September 15, 2023	89,305	(1)
May 9, 2023	June 30, 2023	July 14, 2023	516,771	(1)
May 9, 2023 (supplemental dividend)	May 31, 2023	June 15, 2023	84,363	(1)
February 21, 2023	March 31, 2023	April 14, 2023	558,872	(1)
February 21, 2023 (supplemental dividend)	March 3, 2023	March 17, 2023	77,157
November 2, 2022	December 31, 2022	January 13, 2023	583,495
_______________
(1)Shares purchased in the open market in order to satisfy dividends reinvested under our dividend reinvestment program.

Blue Owl Capital Corporation
Notes to Consolidated Financial Statements (Unaudited) - Continued

	For the Nine Months Ended September 30, 2022
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
2022 Stock Repurchase Program
On November 1, 2022, the Board approved the 2022 Stock Repurchase Program under which we may repurchase up to $150 million of our outstanding common stock. Under the 2022 Stock Repurchase Program, purchases may be made at management’s discretion from time to time in open-market transactions, in accordance with all applicable securities laws and regulations. Unless extended by the Board, the 2022 Stock Repurchase Program will terminate 18-months from the date it was approved. Since the 2022 Stock Repurchase Program’s inception, Goldman, Sachs & Co., as agent, has repurchased 4,090,138 shares of the Company’s common stock pursuant to the 2022 Stock Repurchase Plan for approximately $50.0 million. For the period ended September 30, 2023, repurchases under the 2022 Repurchase Program was as follows:

Period ($ in millions, except share and per share amounts)	Total Number of Shares Repurchased	Average Price Paid per Share	Approximate Dollar Value of Shares that have been Purchased Under the Plans	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan
January 1, 2023 - January 31, 2023	1,493,034	$12.19	$18.2	$115.9
February 1, 2023 - February 28, 2023	29,154	$12.98	$0.4	$115.5
March 1, 2023 - March 31, 2023	278,419	$12.61	$3.5	$112.0
April 1, 2023 - April 30, 2023	687,545	$12.65	$8.7	$103.3
May 1, 2023 - May 31, 2023	190,355	$12.53	$2.4	$100.9
June 1, 2023 - June 30, 2023	65,305	$13.50	$0.9	$100.0
Total	2,743,812		$34.1

Note 9. Earnings Per Share
The following table presents the computation of basic and diluted earnings per common share for the following periods:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
($ in thousands, except per share amounts)	2023	2022	2023	2022
Increase (decrease) in net assets resulting from operations	$206,938	$265,427	$604,345	$274,465
Weighted average shares of common stock outstanding—basic and diluted	389,703,612	393,823,013	390,223,606	394,103,935
Earnings per common share-basic and diluted	$0.53	$0.67	$1.55	$0.70

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
For the three and nine months ended September 30, 2023 we recorded U.S. federal income tax expense/(benefit) of $2.7 million and $8.5 million, respectively, including U.S. federal excise tax expense/(benefit) of $0.9 million and $3.6 million, respectively. For the three and nine months ended September 30, 2022 we recorded U.S. federal income tax expense/(benefit) of $1.6 million and $4.0 million, respectively, including no U.S. federal excise tax expense/(benefit).
Taxable Subsidiaries
Certain of the Company’s consolidated subsidiaries are subject to U.S. federal and state income taxes. For the three months ended September 30, 2023, the Company recorded a current tax benefit of $(1.0) million. For the nine months ended September 30, 2023 the Company did not record a current tax expense or benefit. For the three and nine months ended September 30, 2022, the Company recorded a current tax expense of $1.6 million and $4.0 million, respectively. The income tax expense for the Company’s taxable consolidated subsidiaries will vary depending on the level of investment income earnings and realized gains from the exits of investments held by such taxable subsidiaries during the respective periods.
The Company recorded a net deferred tax liability of $25.1 million and $16.0 million as of September 30, 2023 and December 31, 2022, respectively, for taxable subsidiaries, which is significantly related to GAAP to tax outside basis differences in the taxable subsidiaries' investment in certain partnership interests.

Blue Owl Capital Corporation
Notes to Consolidated Financial Statements (Unaudited) - Continued
Note 11. Financial Highlights
The table below presents the financial highlights for a common share outstanding for the following periods:

	For the Nine Months Ended September 30,
($ in thousands, except share and per share amounts)	2023	2022
Per share data:
Net asset value, beginning of period	$14.99	$15.08
Net investment income(1)	1.42	1.00
Net realized and unrealized gain (loss)	0.13	(0.30)
Total from operations	1.55	0.70
Repurchase of common shares(2)	0.02	—
Distributions declared from earnings(2)	(1.16)	(0.93)
Total increase (decrease) in net assets	0.41	(0.23)
Net asset value, end of period	$15.40	$14.85
Shares outstanding, end of period	389,732,868	393,823,013
Per share market value at end of period	$13.85	$10.37
Total Return, based on market value(3)	30.7%	(21.1)%
Total Return, based on net asset value(4)	11.9%	5.2%
Ratios / Supplemental Data(5)
Ratio of total expenses to average net assets(6)	13.8%	10.4%
Ratio of net investment income to average net assets(6)	12.4%	9.0%
Net assets, end of period	$6,000,009	$5,847,788
Weighted-average shares outstanding	390,223,606	394,103,935
Portfolio turnover rate	5.1%	10.1%
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
On November 7, 2023, the Board declared a fourth quarter dividend of $0.35 per share for stockholders of record as of December 29, 2023, payable on or before January 12, 2024 and a third quarter supplemental of $0.08 per share for stockholders of record as of November 30, 2023, payable on or before December 15, 2023.

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
Blue Owl consists of three investment platforms: (1) Credit, which focuses on direct lending, (2) GP Strategic Capital, which focuses on providing capital to institutional alternative asset managers, and (3) Real Estate, which focuses on real estate strategies. Blue Owl’s Credit platform is comprised of the Adviser, Blue Owl Technology Credit Advisors LLC (“OTCA”), Blue Owl Technology Credit Advisors II LLC (“OTCA II”), Blue Owl Credit Private Fund Advisors LLC (“OPFA”) and Blue Owl Diversified Credit Advisors LLC (“ODCA” and together with the Adviser, OTCA, OTCA II, and OPFA, the “Blue Owl Credit Advisers”), which also are registered investment advisers. As of September 30, 2023, the Adviser and its affiliates had $79.5 billion of assets under management across the Blue Owl Credit platform.
The management of our investment portfolio is the responsibility of the Adviser and the Diversified Lending Investment Committee. We consider these individuals to be our portfolio managers. The Investment Team, is led by Douglas I. Ostrover, Marc S. Lipschultz and Craig W. Packer and is supported by certain members of the Adviser's senior executive team and the Diversified Lending Investment Committee. The Investment Team, under the Diversified Lending Investment Committee's supervision, sources investment opportunities, conducts research, performs due diligence on potential investments, structures our investments and will monitor our portfolio companies on an ongoing basis. The Diversified Lending Investment Committee is comprised of Douglas I. Ostrover, Marc S. Lipschultz, Craig W. Packer, Alexis Maged and Jeff Walwyn and, effective December 1, 2023, includes Patrick Linnemann, Meenal Mehta and Logan Nicholson. See “Item 5. — Other Information”.
The Diversified Lending Investment Committee meets regularly to consider our investments, direct our strategic initiatives and supervise the actions taken by the Adviser on our behalf. In addition, the Diversified Lending Investment Committee reviews and determines whether to make prospective investments (including approving parameters or guidelines pursuant to which investments in broadly syndicated loans may be bought and sold), structures financings and monitors the performance of the investment portfolio. Each investment opportunity requires the approval of a majority of the Diversified Lending Investment Committee. Follow-on investments in existing portfolio companies may require the Diversified Lending Investment Committee's approval beyond that obtained when the initial investment in the portfolio company was made. In addition, temporary investments, such as those in cash equivalents, U.S. government securities and other high quality debt investments that mature in one year or less, may require approval by the Diversified Lending Investment Committee. The compensation packages of certain Diversified Lending Investment Committee members from the Adviser include various combinations of discretionary bonuses and variable incentive compensation based primarily on performance for services provided and may include shares of Blue Owl.

We may be prohibited under the 1940 Act from participating in certain transactions with our affiliates without the prior approval of our directors who are not interested persons and, in some cases, the prior approval of the SEC. We, our Adviser and certain affiliates have been granted an order for exemptive relief (as amended, the “Order”) by the SEC to permit us to co-invest with other funds managed by our Adviser or certain of its affiliates, in a manner consistent with our investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors. Pursuant to the Order, we generally are permitted to co-invest with certain of our affiliates if a “required majority” (as defined in Section 57(o) of the 1940 Act) of our independent directors make certain conclusions in connection with a co-investment transaction, including that (1) the terms of the transactions, including the consideration to be paid, are reasonable and fair to us and our shareholders and do not involve overreaching by us or our shareholders on the part of any person concerned, (2) the transaction is consistent with the interests of our shareholders and is consistent with our investment objective and strategies, (3) the investment by our affiliates would not disadvantage us, and our participation would not be on a basis different from or less advantageous than that on which our affiliates are investing and (4) the proposed investment by us would not benefit our Adviser or its affiliates or any affiliated person of any of them (other than the parties to the transaction), except to the extent permitted by the exemptive relief and applicable law, including the limitations set forth in Section 57(k) of the 1940 Act.
In addition, the Order permits us to continue to co-invest in our existing portfolio companies with certain affiliates that are private funds if such private funds did not have an investment in such existing portfolio company.
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

Our Investment Framework
We are a Maryland corporation organized primarily to originate and make loans to, and make debt and equity investments in, U.S. middle market companies. Our investment objective is to generate current income, and to a lesser extent, capital appreciation by targeting investment opportunities with favorable risk-adjusted returns. Since our Adviser and its affiliates began investment activities in April 2016 through September 30, 2023, our Adviser and its affiliates have originated $82.5 billion aggregate principal amount of investments, of which $78.8 billion of aggregate principal amount of investments prior to any subsequent exits or repayments, was retained by either us or a corporation or fund advised by our Adviser or its affiliates. We seek to participate in transactions sponsored by what we believe to be high-quality private equity and venture capital firms capable of providing both operational and financial resources. We seek to generate current income primarily in U.S. middle market companies, both sponsored and non-sponsored, through direct originations of senior secured loans or originations of unsecured loans, subordinated loans or mezzanine loans, broadly syndicated loans and, to a lesser extent, investments in equity and equity-related securities including warrants, preferred stock and similar forms of senior equity. Except for our specialty financing company investments, our equity investments are typically not control-oriented investments and we may structure such equity investments to include provisions protecting our rights as a minority-interest holder.
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
We target portfolio companies where we can structure larger transactions. As of September 30, 2023, our average debt investment size in each of our portfolio companies was approximately $63.6 million based on fair value. As of September 30, 2023, our portfolio companies, excluding the investment in Blue Owl Capital Corporation Senior Loan Fund LLC (fka ORCC Senior Loan Fund LLC) ("OBDC SLF") and certain investments that fall outside of our typical borrower profile and represent 82.0% of our total debt portfolio based on fair value, had weighted average annual revenue of $876 million, weighted average annual EBITDA of $196 million, an average interest coverage of 1.8x and an average net loan-to value of 44%.
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
Revenues
We generate revenues primarily in the form of interest income from the investments we hold. In addition, we generate income from dividends on either direct equity investments or equity interests obtained in connection with originating loans, such as options, warrants or conversion rights. Our debt investments typically have a term of three to ten years. As of September 30, 2023, 97.7% of our debt investments based on fair value bear interest at a floating rate, subject to interest rate floors, in certain cases. Interest on our debt investments is generally payable either monthly or quarterly.
Our investment portfolio consists primarily of floating rate loans, and our credit facilities bear interest at floating rates. Macro trends in base interest rates like the Secured Overnight Financing Rate ("SOFR"), London Interbank Offered Rate (“LIBOR”) and any alternative reference rates may affect our net investment income over the long term. However, because we generally originate loans to a small number of portfolio companies each quarter, and those investments vary in size, our results in any given period, including the interest rate on investments that were sold or repaid in a period compared to the interest rate of new investments made during that period, often are idiosyncratic, and reflect the characteristics of the particular portfolio companies that we invested in or exited during the period and not necessarily any trends in our business or macro trends.
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

Limited Availability of Capital for Middle-Market Companies. The middle market is a large addressable market. According to GE Capital’s National Center for the Middle Market mid-year 2022 Middle Market Indicator, there are approximately 200,000 U.S. middle market companies, which have approximately 48 million aggregate employees. Moreover, the U.S. middle market accounts for one-third of private sector gross domestic product (“GDP”). GE defines U.S. middle market companies as those between $10 million and $1 billion in annual revenue, which we believe has significant overlap with our definition of U.S. middle market companies.We believe U.S. middle market companies will continue to require access to debt capital to refinance existing debt, support growth and finance acquisitions.We believe that regulatory and structural factors, industry consolidation and general risk aversion, limit the amount of traditional financing available to U.S. middle-market companies. We believe that many commercial and investment banks have, in recent years, de-emphasized their service and product offerings to middle-market businesses in favor of lending to large corporate clients and managing capital markets transactions. In addition, these lenders may be constrained in their ability to underwrite and hold bank loans and high yield securities for middle-market issuers as they seek to meet existing and future regulatory capital requirements. We also believe that there is a lack of market participants that are willing to hold meaningful amounts of certain middle-market loans. As a result, we believe our ability to minimize syndication risk for a company seeking financing by being able to hold its loans without having to syndicate them, coupled with reduced capacity of traditional lenders to serve the middle-market, present an attractive opportunity to invest in middle-market companies.
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
Secular Trends Supporting Growth for Private Credit. We believe that periods of market volatility, such as the current period of market volatility caused , in part, by elevated inflation, rising interest rates, and current geopolitical conditions have accentuated the advantages of private credit. The availability of capital in the liquid credit market is highly sensitive to market conditions whereas we believe private lending has proven to be a stable and reliable source of capital through periods of volatility. We believe the opportunity set for private credit will continue to expand even after the public markets reopen to normal levels. Financial sponsors and companies today are familiar with direct lending and have seen firsthand the strong value proposition that a private solution can offer. Scale, certainty of execution and flexibility all provide borrowers with a compelling alternative to the syndicated and high yield markets. Based on our experience, there is an emerging trend where higher quality credits that have traditionally been issuers in the syndicated and high yield markets are increasingly seeking private solutions independent of credit market conditions. In our view, this is supported by financial sponsors wanting to work with collaborative financing partners that have scale and breadth of capabilities. We believe the large amount of uninvested capital held by funds of private equity firms broadly, estimated by Preqin Ltd., an alternative assets industry data and research company, to be $2.6 trillion as of June 30, 2023, will continue to drive deal activity. We expect that private equity sponsors will continue to pursue acquisitions and leverage their equity investments with secured loans provided by companies such as us.
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
Portfolio and Investment Activity
As of September 30, 2023, based on fair value, our portfolio consisted of 68.9% first lien senior secured debt investments (of which 67% we consider to be unitranche debt investments (including “last out” portions of such loans)), 13.8% second lien senior secured debt investments, 2.1% unsecured debt investments, 3.1% preferred equity investments, 9.2% common equity investments and 2.9% joint ventures.
As of September 30, 2023, our weighted average total yield of the portfolio at fair value and amortized cost was 11.8% and 11.9%, respectively, and our weighted average yield of accruing debt and income producing securities at fair value and amortized cost was 12.3% and 12.4%, respectively. Refer to our weighted average yields and interest rates table for more information on our calculation of weighted average yields. As of September 30, 2023, the weighted average spread of total debt investments was 6.8%.
As of September 30, 2023, we had investments in 187 portfolio companies with an aggregate fair value of $12.9 billion. As of September 30, 2023 we had net leverage of 1.13x debt-to-equity, which is within our target range.
We expect the pace of our originations to vary with the pace of repayments. In periods with lower repayment volume, the pace of our originations is expected to slow. Currently, uncertainty around the pace of inflation growth, in conjunction with elevated interest rates and slowing global gross domestic product growth continue to weigh on merger and acquisitions activity, though activity has picked up from earlier in the year. We have seen more new deal opportunities from refinancings, add-on acquisitions and buyout activity over the quarter. In addition, although the pace of originations remains slow, the credit quality of our portfolio has been consistent. We continue to focus on investing in recession resistant industries that we are familiar with, including service oriented sectors such as software, insurance, food and beverage and healthcare, and on additional financings to our existing borrowers. Blue Owl serves as the administrative agent on many of our investments and the majority of our investments are supported by sophisticated financial sponsors who provide operational and financial resources. In addition, the current lending environment is favorable to direct lenders, which gives us the ability to structure the terms and spreads of such deals to include wider spreads, lower loan to values, extended call protection, attractive leverage profiles and credit protections. We are continuing to monitor the effect that market volatility, including as a result of an elevated interest rate environment may have on our portfolio companies and our investment activities.
Many of the companies in which we invest have experienced relief and are experiencing improved profitability from earlier supply chain disruptions and elements of geopolitical, economic and financial market instability. In addition, we have seen a moderation in input costs which has helped to offset the impact of rising rates and support growth. These companies are continuing to see solid demand with modest growth in both revenues and EBITDA. However, in the event that the U.S. economy enters into a recession, it is possible that the results of some of the middle market companies similar to those in which we invest could experience deterioration. While we are not seeing signs of an overall, broad deterioration in our results or those of our portfolio companies at this time, there can be no assurance that the performance of certain of our portfolio companies will not be negatively impacted by economic conditions, which could have a negative impact on our future results.

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
______________
(1)Refer to footnote (1) of our weighted average yields and interest rates table for more information on our calculation of weighted average yields.
The table below presents our investment activity for the following periods (information presented herein is at par value unless otherwise indicated):

	For the Three Months Ended September 30,
($ in thousands)	2023	2022
New investment commitments
Gross originations	$510,987	$427,436
Less: Sell downs	(10,803)	—
Total new investment commitments	$500,184	$427,436
Principal amount of investments funded:
First-lien senior secured debt investments	$363,504	$230,494
Second-lien senior secured debt investments	—	—
Unsecured debt investments	—	—
Preferred equity investments	—	24,716
Common equity investments	22,266	17,047
Joint ventures(3)	875	31,500
Total principal amount of investments funded	$386,645	$303,757
Principal amount of investments sold or repaid:
First-lien senior secured debt investments	$(342,060)	$(206,828)
Second-lien senior secured debt investments	(42,663)	—
Unsecured debt investments	—	(22,433)
Preferred equity investments	(4,963)	—
Common equity investments	—	—
Joint ventures(3)	—	—
Total principal amount of investments sold or repaid	$(389,686)	$(229,261)
Number of new investment commitments in new portfolio companies(1)	7	13
Average new investment commitment amount	$61,240	25,296
Weighted average term for new debt investment commitments (in years)	4.3	6.0
Percentage of new debt investment commitments at floating rates	92.2%	80.8%
Percentage of new debt investment commitments at fixed rates	7.8%	19.2%
Weighted average interest rate of new debt investment commitments(2)	11.7%	10.5%
Weighted average spread over applicable base rate of new floating rate debt investment commitments	6.3%	6.3%
______________
(1)Number of new investment commitments represents commitments to a particular portfolio company.
(2)For the three months ended September 30, 2023, assumes each floating rate commitment is subject to the greater of the interest rate floor (if applicable) or 3-month SOFR, which was 5.40% as of September 30, 2023. For the three months ended September 30, 2022, assumes each floating rate commitment is subject to the greater of the interest rate floor (if applicable) or 3-month SOFR, which was 3.59% as of September 30, 2022.
(3)This was disclosed as “Investment funds and vehicles” as of September 30, 2022.

The table below presents our investments as of the following periods:

	September 30, 2023		December 31, 2022
($ in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
First-lien senior secured debt investments(3)	$8,922,221	$8,875,037	$9,388,499	$9,279,179
Second-lien senior secured debt investments	1,851,637	1,783,604	1,934,274	1,860,978
Unsecured debt investments	294,527	276,071	270,714	248,019
Preferred equity investments(4)	404,951	401,139	361,690	355,261
Common equity investments(1)	963,321	1,190,595	772,116	977,927
Joint ventures(2)(5)	386,214	369,712	318,839	288,981
Total Investments	$12,822,871	$12,896,158	$13,046,132	$13,010,345
______________
(1)Includes investment in Wingspire, Amergin AssetCo, and Fifth Season.
(2)Includes investment in OBDC SLF.
(3)67% and 69% of which we consider unitranche loans as of September 30, 2023 and December 31, 2022, respectively.
(4)Includes investment in LSI Financing.
(5)This was disclosed as “Investment funds and vehicles” as of December 31, 2022.

The table below presents investments by industry composition based on fair value as of the following periods:

	September 30, 2023	December 31, 2022
Advertising and media	1.4%	1.5%
Aerospace and defense	3.0	2.8
Asset based lending and fund finance(1)	6.3	4.9
Automotive	2.0	1.5
Buildings and real estate	3.9	3.7
Business services	3.0	2.9
Chemicals	1.3	1.6
Consumer products	3.9	3.9
Containers and packaging	1.3	1.3
Distribution	3.6	4.2
Education	0.8	1.0
Financial services	4.6	5.0
Food and beverage	6.4	6.7
Healthcare equipment and services	4.0	3.9
Healthcare providers and services	4.6	4.5
Healthcare technology	4.7	4.8
Household products	2.3	2.1
Human resource support services	1.5	1.5
Infrastructure and environmental services	1.3	1.2
Insurance(3)	9.6	9.3
Internet software and services	12.7	13.3
Joint ventures(2)(5)	2.9	2.2
Leisure and entertainment	1.8	2.2
Manufacturing	5.8	5.8
Oil and gas	0.3	0.8
Pharmaceuticals(4)	0.2	—
Professional services	3.9	3.5
Specialty retail	2.2	2.2
Transportation	0.7	1.7
Total	100.0%	100.0%
______________
(1)Includes investment in Wingspire and Amergin AssetCo.
(2)Includes investment in OBDC SLF.
(3)Includes equity investment in Fifth Season.
(4)Includes investment in LSI Financing.
(5)This was disclosed as “Investment funds and vehicles” as of December 31, 2022.

The table below presents investments by geographic composition based on fair value as of the following periods:

	September 30, 2023	December 31, 2022
United States:
Midwest	18.1%	17.5%
Northeast	19.6	20.4
South	34.6	34.4
West	19.7	20.6
International	8.0	7.1
Total	100.0%	100.0%

The table below presents the weighted average yields and interest rates of our investments at fair value as of the following periods:

	September 30, 2023	December 31, 2022
Weighted average total yield of portfolio(1)	11.8%	11.0%
Weighted average total yield of debt and income producing securities(1)	12.3%	11.5%
Weighted average interest rate of debt securities	12.1%	11.0%
Weighted average spread over base rate of all floating rate investments	6.7%	6.7%
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
The Adviser focuses on downside protection by leveraging existing rights available under our credit documents; however, for investments that are significantly underperforming or which may need to be restructured, the Adviser’s workout team partners with the investment team and all material amendments, waivers and restructurings require the approval of a majority of the Diversified Lending Investment Committee. As of September 30, 2023, only three of our portfolio companies are on non-accrual. Our annual gain/loss ratio is less than 0.15%.
The table below presents the composition of our portfolio on the 1 to 5 rating scale as of the following periods:

	September 30, 2023		December 31, 2022
Investment Rating	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
($ in thousands)
1	$1,334,422	10.3%	$1,636,460	12.6%
2	10,117,027	78.5	9,951,409	76.5
3	1,327,533	10.3	1,268,891	9.7
4	108,114	0.8	103,104	0.8
5	9,062	0.1	50,481	0.4
Total	$12,896,158	100.0%	$13,010,345	100.0%

The table below presents the amortized cost of our performing and non-accrual debt investments as of the following periods:

	September 30, 2023		December 31, 2022
($ in thousands)	Amortized Cost	Percentage	Amortized Cost	Percentage
Performing	$10,946,043	98.9%	$11,367,517	98.1%
Non-accrual	122,342	1.1	225,967	1.9
Total	$11,068,385	100.0%	$11,593,484	100.0%
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

Specialty Financing Portfolio Companies
Wingspire
Wingspire is an independent diversified direct lender focused on providing asset-based commercial finance loans and related senior secured loans to U.S.-based middle market borrowers. Wingspire offers a wide variety of asset-based financing solutions to businesses in an array of industries, including revolving credit facilities, machinery and equipment term loans, real estate term loans, first-in/last-out tranches, cash flow term loans, and opportunistic / bridge financings. We committed $50 million to Wingspire on September 24, 2019, and subsequently made periodic additional commitments to increase our total to $450 million.
Amergin
Amergin was created to invest in a leasing platform focused on railcar and aviation assets. Amergin consists of Amergin AssetCo and Amergin Asset Management LLC, which has entered into a Servicing Agreement with Amergin AssetCo. We made a $90 million equity commitment to Amergin AssetCo on July 1, 2022. We increased our commitment to Amergin AssetCo. on July 28, 2023 to $110 million, of which $74.4 million is equity and $35.6 million is debt. Our investment in Amergin is a co-investment made with our affiliates in accordance with the terms of the exemptive relief that we received from the SEC. We do not consolidate our equity interest in Amergin AssetCo.

Fifth Season Investments LLC
Fifth Season is a portfolio company created to invest in life settlement assets. On July 18, 2022, we made a $15.9 million equity investment in Fifth Season. We have made periodic increases in our investment in Fifth Season, including $12.3 million and $33.3 million during the the three and nine months ended September 30, 2023, respectively. Our investment in Fifth Season is a co-investment with our affiliates in accordance with the terms of the exemptive relief that we received from the SEC. We do not consolidate our equity interest in Fifth Season.
LSI Financing 1 DAC (“LSI Financing”)
LSI Financing is a portfolio company formed to acquire contractual rights to revenue pursuant to earnout agreements generally in the life sciences space. On December 14, 2022, we made a $6.2 million investment in LSI Financing. We have made periodic increases in our investment in LSI Financing including $15.0 million during the nine months ended September 30, 2023. Our investment in LSI Financing is a co-investment with our affiliates in accordance with the terms of the exemptive relief that we received from the SEC. We do not consolidate our equity interest in LSI Financing.
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
As of September 30, 2023 and December 31, 2022, OBDC SLF had total investments in senior secured debt at fair value of $1,082.7 million and $997.4 million, respectively. The determination of fair value is in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification 820, Fair Value Measurements (“ASC 820”), as amended; however, such fair value is not included in our Board’s valuation process. The following tables presents a summary of OBDC SLF’s portfolio as well as a listing of the portfolio investments in its portfolio as of the following periods:

($ in thousands)	September 30, 2023	December 31, 2022
Total senior secured debt investments(1)	$1,120,374	$1,045,865
Weighted average spread over base rate(1)	4.23%	4.05%
Number of portfolio companies	62	56
Largest funded investment to a single borrower(1)	39,956	40,272
_______________
(1)At par.

Blue Owl Capital Corporation Senior Loan Fund's Portfolio as of September 30, 2023 ($ in thousands) (Unaudited)
Company(1)(2)(4)(5)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(3)	Fair Value	Percentage of Members' Equity
Debt Investments
Aerospace and defense
Applied Composites Holdings, LLC (fka AC&A Enterprises Holdings, LLC)(9)(11)	First lien senior secured loan	S +	6.00% (0.75% PIK)	01/2025	34,122	34,022	26,563	6.3%
Applied Composites Holdings, LLC (fka AC&A Enterprises Holdings, LLC)(9)(11)	First lien senior secured revolving loan	S +	6.00% (0.75% PIK)	01/2025	3,025	3,022	2,355	0.6%
Bleriot US Bidco Inc.(6)(11)	First lien senior secured loan	S +	4.00%	10/2028	25,176	24,981	25,176	6.0%
Dynasty Acquisition Co., Inc. (dba StandardAero Limited)(10)	First lien senior secured loan	S +	4.00%	08/2028	19,950	19,754	19,893	4.7%
					82,273	81,779	73,987	17.6%
Automotive
Holley Inc.(6)(11)	First lien senior secured loan	S +	3.75%	11/2028	22,613	22,488	21,794	5.2%
Mavis Tire Express Services Topco Corp.(6)(10)	First lien senior secured loan	S +	4.00%	05/2028	2,903	2,886	2,893	0.7%
PAI Holdco, Inc.(6)(11)	First lien senior secured loan	S +	3.75%	10/2027	13,741	13,373	12,982	3.1%
					39,257	38,747	37,669	9.0%
Buildings and Real estate
CoreLogic Inc.(6)(10)	First lien senior secured loan	S +	3.50%	06/2028	7,289	6,854	6,721	1.6%
Wrench Group LLC(11)	First lien senior secured loan	S +	4.00%	04/2026	31,759	31,673	31,601	7.5%
					39,048	38,527	38,322	9.1%
Business Services
Capstone Acquisition Holdings, Inc.(10)	First lien senior secured loan	S +	4.75%	11/2027	14,259	14,163	14,224	3.4%
Capstone Acquisition Holdings, Inc.(9)(10)	First lien senior secured delayed draw term loan	S +	4.75%	11/2027	911	905	908	0.2%
CoolSys, Inc.(11)	First lien senior secured loan	S +	4.75%	08/2028	27,232	26,288	25,121	5.9%
ConnectWise, LLC(6)(10)	First lien senior secured loan	S +	3.50%	09/2028	16,703	16,639	16,410	3.9%
LABL, Inc.(6)(10)	First lien senior secured loan	S +	5.00%	10/2028	4,783	4,729	4,764	1.1%
Packers Holdings, LLC(6)(10)	First lien senior secured loan	S +	3.25%	03/2028	10,295	10,077	6,074	1.4%
					74,183	72,801	67,501	15.9%
Chemicals
Aruba Investments Holdings LLC (dba Angus Chemical Company)(6)(10)	First lien senior secured loan	S +	4.00%	11/2027	17,739	17,380	17,363	4.1%
Cyanco Intermediate 2 Corp.(6)(10)	First lien senior secured loan	S +	4.75%	07/2028	4,999	4,852	5,002	1.2%
					22,738	22,232	22,365	5.3%
Consumer Products
Olaplex, Inc.(6)(10)	First lien senior secured loan	S +	3.50%	02/2029	24,999	24,171	20,844	4.9%
					24,999	24,171	20,844	4.9%
Containers and Packaging
BW Holding, Inc.(6)(11)	First lien senior secured loan	S +	4.00%	12/2028	20,987	19,985	18,792	4.4%
Five Star Lower Holding LLC(11)	First lien senior secured loan	S +	4.25%	05/2029	25,626	25,318	24,601	5.8%
Ring Container Technologies Group, LLC(6)(10)	First lien senior secured loan	S +	3.50%	08/2028	24,563	24,517	24,538	5.8%
Valcour Packaging, LLC(6)(12)	First lien senior secured loan	L +	3.75%	10/2028	6,895	6,878	5,530	1.3%
					78,071	76,698	73,461	17.3%
Distribution

Blue Owl Capital Corporation Senior Loan Fund's Portfolio as of September 30, 2023 ($ in thousands) (Unaudited)
Company(1)(2)(4)(5)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(3)	Fair Value	Percentage of Members' Equity
BCPE Empire Holdings, Inc. (dba Imperial-Dade)(6)(10)	First lien senior secured loan	S +	4.75%	12/2028	24,688	23,798	24,663	5.8%
Dealer Tire Financial, LLC(10)	First lien senior secured loan	S +	4.50%	12/2027	30,725	30,112	30,744	7.3%
SRS Distribution, Inc.(6)(10)	First lien senior secured loan	S +	3.50%	06/2028	9,800	9,748	9,690	2.3%
					65,213	63,658	65,097	15.4%
Education
Spring Education Group, Inc. (fka SSH Group Holdings, Inc.)(10)	First lien senior secured loan	S +	4.50%	09/2030	20,000	19,750	19,750	4.7%
Sophia, L.P.(10)	First lien senior secured loan	S +	4.25%	10/2027	19,750	19,597	19,701	4.7%
					39,750	39,347	39,451	9.4%
Financial Services
Saphilux S.a.r.L (dba IQ EQ)(11)	First lien senior secured loan	S +	4.75%	07/2028	15,000	14,782	14,775	3.5%
					15,000	14,782	14,775	3.5%
Food and beverage
Balrog Acquisition, Inc. (dba Bakemark)(6)(10)	First lien senior secured loan	S +	4.00%	09/2028	24,563	24,370	24,255	5.7%
Dessert Holdings(10)	First lien senior secured loan	S +	4.00%	06/2028	25,523	25,385	22,715	5.4%
Naked Juice LLC (dba Tropicana)(6)(11)	First lien senior secured loan	S +	3.25%	01/2029	1,975	1,972	1,872	0.3%
Sovos Brands Intermediate, Inc.(6)(11)	First lien senior secured loan	S +	3.50%	06/2028	20,724	20,687	20,701	4.9%
					72,785	72,414	69,543	16.3%
Healthcare equipment and services
Cadence, Inc.(11)	First lien senior secured loan	S +	5.00%	05/2026	26,231	26,053	25,444	6.0%
Cadence, Inc.(11)	First lien senior secured loan	S +	4.75%	05/2026	2,202	2,113	2,136	0.5%
Cadence, Inc.(7)(11)	First lien senior secured revolving loan	S +	4.75%	05/2026	4,976	4,963	4,756	1.1%
Confluent Medical Technologies, Inc.(11)	First lien senior secured loan	S +	3.75%	02/2029	4,925	4,905	4,839	1.1%
Medline Borrower, LP(6)(10)	First lien senior secured loan	S +	3.25%	10/2028	24,625	24,534	24,544	5.8%
Packaging Coordinators Midco, Inc.(6)(11)	First lien senior secured loan	S +	3.50%	11/2027	4,899	4,890	4,874	1.2%
					67,858	67,458	66,593	15.7%
Healthcare providers and services
Confluent Health, LLC(6)(11)	First lien senior secured loan	S +	4.00%	11/2028	24,651	24,555	23,376	5.5%
Covetrus, Inc.(11)	First lien senior secured loan	S +	5.00%	10/2029	14,925	14,124	14,752	3.5%
HAH Group Holding Company LLC (dba Help at Home)(10)	First lien senior secured loan	S +	5.00%	10/2027	8,963	8,720	8,784	2.1%
Phoenix Newco, Inc. (dba Parexel)(6)(10)	First lien senior secured loan	S +	3.25%	11/2028	27,088	26,983	26,874	6.4%
Physician Partners, LLC(10)	First lien senior secured loan	S +	4.00%	12/2028	9,850	9,770	9,346	2.2%
					85,477	84,152	83,132	19.7%
Healthcare technology
Athenahealth Group Inc.(10)	First lien senior secured loan	S +	3.25%	02/2029	17,607	17,539	17,249	4.1%
Bracket Intermediate Holding Corp.(6)(11)	First lien senior secured loan	S +	5.00%	05/2028	19,949	19,390	19,904	4.7%
Imprivata, Inc.(6)(10)	First lien senior secured loan	S +	4.25%	12/2027	19,750	19,160	19,726	4.7%
PointClickCare Technologies, Inc.(11)	First lien senior secured loan	S +	4.00%	12/2027	4,863	4,806	4,863	1.2%

Blue Owl Capital Corporation Senior Loan Fund's Portfolio as of September 30, 2023 ($ in thousands) (Unaudited)
Company(1)(2)(4)(5)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(3)	Fair Value	Percentage of Members' Equity
					62,169	60,895	61,742	14.7%
Infrastructure and environmental services
CHA Holding, Inc.(11)	First lien senior secured loan	S +	4.50%	04/2025	39,956	39,848	39,756	9.4%
					39,956	39,848	39,756	9.4%
Insurance
Acrisure, LLC(6)(11)	First lien senior secured loan	S +	5.75%	02/2027	9,925	9,514	9,950	2.4%
AssuredPartners, Inc.(6)(10)	First lien senior secured loan	S +	4.25%	02/2027	4,950	4,808	4,947	1.2%
Asurion, LLC(10)	First lien senior secured loan	S +	4.25%	08/2028	7,891	7,542	7,654	1.8%
Broadstreet Partners, Inc.(6)(10)	First lien senior secured loan	S +	4.00%	01/2029	4,987	4,929	4,982	1.1%
Integro Parent Inc.(9)(11)	First lien senior secured loan	S +	12.25% (PIK)	10/2024	3,598	3,598	3,598	0.8%
Integro Parent Inc.(7)(9)(11)	First lien senior secured revolving loan	S +	4.50%	10/2024	725	725	725	0.2%
Hyperion Refinance S.à r.l (dba Howden Group)(6)(10)	First lien senior secured loan	S +	5.25%	04/2030	19,900	19,147	19,876	4.7%
					51,976	50,263	51,732	12.2%
Internet software and services
Barracuda Networks, Inc.(6)(11)	First lien senior secured loan	S +	4.50%	08/2029	24,813	24,163	24,537	5.8%
CDK Global, Inc.(11)	First lien senior secured loan	S +	4.25%	07/2029	24,813	24,171	24,800	5.9%
DCert Buyer, Inc.(6)(10)	First lien senior secured loan	S +	4.00%	10/2026	11,849	11,804	11,759	2.8%
Fortra, LLC (f/k/a Help/Systems Holdings, Inc.)(6)(11)	First lien senior secured loan	S +	4.00%	11/2026	14,733	14,659	14,085	3.3%
					76,208	74,797	75,181	17.8%
Manufacturing
Engineered Machinery Holdings, Inc. (dba Duravant)(11)	First lien senior secured loan	S +	3.50%	05/2028	34,387	34,262	34,174	8.1%
Gloves Buyer, Inc. (dba Protective Industrial Products)(10)	First lien senior secured loan	S +	4.00%	12/2027	14,762	14,616	14,652	3.5%
Pro Mach Group, Inc.(6)(10)	First lien senior secured loan	S +	4.00%	08/2028	24,569	24,476	24,572	5.8%
					73,718	73,354	73,398	17.4%
Professional Services
Apex Group Treasury LLC(6)(11)	First lien senior secured loan	S +	3.75%	07/2028	32,436	32,348	32,098	7.6%
Sovos Compliance, LLC(6)(10)	First lien senior secured loan	S +	4.50%	08/2028	25,325	25,198	24,887	5.9%
					57,761	57,546	56,985	13.5%
Telecommunications
EOS U.S. Finco LLC(11)	First lien senior secured loan	S +	6.00%	10/2029	22,348	21,142	21,901	5.2%
EOS U.S. Finco LLC(7)(8)(11)	First lien senior secured loan	S +	6.00%	10/2029	—	(61)	(51)	—%
Park Place Technologies, LLC(6)(10)	First lien senior secured loan	S +	5.00%	11/2027	14,773	14,388	14,514	3.4%
					37,121	35,469	36,364	8.6%
Transportation
Safe Fleet Holdings LLC(6)(10)	First lien senior secured loan	S +	5.00%	02/2029	14,813	14,431	14,813	3.5%
					14,813	14,431	14,813	3.5%

Total Debt Investments					1,120,374	1,103,369	1,082,711	256.2%
Total Investments					1,120,374	1,103,369	1,082,711	256.2%

_____________
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
(6)Level 2 investment.
(7)Position or portion thereof is an unfunded loan commitment.
(8)The negative cost is the result of the capitalized discount being greater than the principal amount outstanding on the loan. The negative fair value is the result of the capitalized discount on the loan.
(9)Investment is not pledged as collateral under OBDC SLF’s credit facilities.
(10)The interest rate on these loans is subject to 1 month SOFR, which as of September 30, 2023 was 5.32%.
(11)The interest rate on these loans is subject to 3 month SOFR, which as of September 30, 2023 was 5.40%.
(12)The interest rate on these loans is subject to 6 month LIBOR, which as of September 30, 2023 was 5.90%.

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
(15)The interest rate on these loans is subject to 3 month SOFR, which as of December 31, 2022 was 4.59%.
(16)The interest rate on these loans is subject to 6 month SOFR, which as of December 31, 2022 was 4.78%.

The table below presents selected balance sheet information for OBDC SLF as of the following periods:

($ in thousands)	September 30, 2023 (Unaudited)	December 31, 2022
Assets
Investments at fair value (amortized cost of $1,103,369 and $1,033,388, respectively)	$1,082,711	$997,385
Cash	38,217	27,914
Interest receivable	7,505	3,920
Receivable for investments sold	$2,198	$—
Prepaid expenses and other assets	58,105	6,108
Total Assets	$1,188,736	$1,035,327
Liabilities
Debt (net of unamortized debt issuance costs of $5,240 and $6,117, respectively)	$719,643	$685,265
Distributions payable	14,449	11,095
Payable for investments purchased	21,502	—
Accrued expenses and other liabilities	10,615	8,703
Total Liabilities	$766,209	$705,063
Members' Equity
Members' Equity	422,527	330,264
Members' Equity	422,527	330,264
Total Liabilities and Members' Equity	$1,188,736	$1,035,327
The table below presents selected statement of operations information for OBDC SLF for the following periods:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
($ in thousands)	2023	2022	2023	2022
Investment Income
Interest income	$29,362	$19,140	$79,868	$41,884
Other income	91	772	222	1,993
Total Investment Income	29,453	19,912	80,090	43,877
Expenses
Interest expense	13,817	7,419	37,873	14,965
Professional fees	336	243	823	719
Total Expenses	14,153	7,662	38,696	15,684
Net Investment Income Before Taxes	15,300	12,250	41,394	28,193
Tax expense (benefit)	(920)	436	272	(184)
Net Investment Income After Taxes	$16,220	$11,814	$41,122	$28,377
Net Realized and Change in Unrealized Gain (Loss) on Investments
Net change in unrealized gain (loss) on investments	4,767	599	15,345	(33,610)
Net realized gain on investments	(1,500)	—	(3,146)	20
Total Net Realized and Change in Unrealized Gain (Loss) on Investments	3,267	599	12,199	(33,590)
Net Increase in Members' Equity Resulting from Operations	$19,487	$12,413	$53,321	$(5,213)

On August 9, 2017, Sebago Lake Financing LLC and SL Lending LLC, wholly-owned subsidiaries of OBDC SLF, entered into a credit facility with Goldman Sachs Bank USA. Goldman Sachs Bank USA serves as the sole lead arranger, syndication agent and administrative agent, and State Street Bank and Trust Company serves as the collateral administrator and agent. The credit facility includes a maximum borrowing capacity of $500 million. On June 22, 2021, Sebago Lake Financing LLC and SL Lending LLC entered into an amendment with Goldman Sachs Bank USA to extend the reinvestment period on the credit facility to October 6, 2021, and again on September 20, 2021, extended the reinvestment period on the credit facility to December 6, 2021. As of September 30, 2023, there was $461.9 million outstanding under the credit facility.
On March 1, 2022, SLF Financing I LLC, a wholly-owned subsidiary of OBDC SLF, entered into a credit facility with Natixis, New York Branch which serves as the administrative agent and the initial lender, and State Street Bank and Trust Company which serves as the collateral agent, collateral administrator and custodian. The credit facility includes a maximum borrowing capacity of $300 million. The re-investment period on the credit facility ends on March 1, 2024 and the maturity date of the credit facility is March 1, 2032. As of September 30, 2023, there was $263.0 million outstanding under the credit facility.
The table below presents the components of interest expense for the following periods:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
($ in thousands)	2023	2022	2023	2022
Interest expense	$13,450	$7,071	$36,743	$13,954
Amortization of debt issuance costs	367	348	1,130	1,011
Total Interest Expense	13,817	7,419	37,873	14,965
Average interest rate	7.3%	3.9%	10.5%	3.0%
Average daily borrowings	$718,872	$694,132	$696,861	$608,947

Results of Operations
The below table presents our operating results for the following periods:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
($ in millions)	2023	2022	2023	2022
Total Investment Income	$399.0	$314.1	$1,170.9	$851.5
Less: Net operating expenses	206.2	165.7	607.8	453.2
Net Investment Income (Loss) Before Taxes	$192.8	$148.4	$563.1	$398.3
Less: Income tax expense (benefit), including excise tax expense (benefit)	2.7	1.6	8.5	4.0
Net Investment Income (Loss) After Taxes	$190.1	$146.8	$554.6	$394.3
Net change in unrealized gain (loss)	16.9	118.5	102.5	(123.4)
Net realized gain (loss)	(0.1)	0.1	(52.8)	3.6
Net Increase (Decrease) in Net Assets Resulting from Operations	$206.9	$265.4	$604.3	$274.5

Net increase (decrease) in net assets resulting from operations can vary from period to period as a result of various factors, including the level of new investment commitments, expenses, the recognition of realized gains and losses and changes in unrealized appreciation and depreciation on the investment portfolio. For the period ended September 30, 2023, our net asset value per share increased, primarily driven by earnings in excess of our dividends paid.

Investment Income
The table below presents investment income for the following periods:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
($ in millions)	2023	2022	2023	2022
Interest income from investments	$313.4	$242.8	$908.3	$661.1
Payment-in-kind interest income from investments	41.7	30.5	129.6	79.7
Dividend income from investments	41.4	35.2	119.7	95.4
Other income	2.5	5.6	13.3	15.3
Total investment income	$399.0	$314.1	$1,170.9	$851.5
For the three months ended September 30, 2023 and 2022
Investment income increased to $399.0 million for the three months ended September 30, 2023 from $314.1 million for the same period in prior year primarily due to an increase in our portfolio’s weighted average yield from 10.0% as of September 30, 2022 to 11.8% as of September 30, 2023 partially offset by a decrease in our debt investments portfolio from $11.7 billion as of September 30, 2022 to $11.2 billion as of September 30, 2023. Included in investment income is dividend income which includes income earned from our controlled, affiliated and non-controlled, affiliated equity investments. Included in interest income are other fees such as prepayment fees and accelerated amortization of upfront fees from unscheduled paydowns which are non-recurring in nature. Period over period, income generated from these fees was relatively consistent. For the three months ended September 30, 2023 and 2022, payment-in-kind income represented 12.7% and 11.9% of investment income, respectively. Other income decreased period-over-period due to a decrease in incremental fee income, which are fees that are generally available to us as a result of closing investments and normally paid at the time of closing. We expect that investment income will vary based on a variety of factors including the pace of our originations and repayments.
For the nine months ended September 30, 2023 and 2022
Investment income increased to $1,170.9 million for the nine months ended September 30, 2023 from $851.5 million for the same period in prior year primarily due to an increase in our portfolio’s weighted average yield from 10.0% as of September 30, 2022 to 11.8% as of September 30, 2023 while our debt investments portfolio at par decreased from $11.7 billion as of September 30, 2022 to $11.2 billion as of September 30, 2023. Included in investment income is dividend income which includes income earned from our controlled, affiliated and non-controlled, affiliated equity investments. Included in interest income are other fees such as prepayment fees and accelerated amortization of upfront fees from unscheduled paydowns which are non-recurring in nature. Period over period, income generated from these fees was relatively consistent. For the nine months ended September 30, 2023 and 2022, payment-in-kind income represented 13.4% and 11.4% of investment income, respectively. Other income decreased period-over-period due to an decrease in incremental fee income, which are fees that are generally available to us as a result of closing investments and normally paid at the time of closing. We expect that investment income will vary based on a variety of factors including the pace of our originations and repayments.

Expenses
The table below presents our expenses for the following periods:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
($ in millions)	2023	2022	2023	2022
Interest expense	$110.4	$81.2	$324.4	$209.9
Management fee	47.8	46.9	143.9	141.2
Performance based incentive fees	40.3	31.1	117.6	83.6
Professional fees	3.9	3.8	11.7	11.0
Directors' fees	0.5	0.3	1.0	0.8
Other general and administrative	3.3	2.4	9.2	6.7
Total operating expenses	$206.2	$165.7	$607.8	$453.2
Under the terms of the Administration Agreement, we reimburse the Adviser for services performed for us. In addition, pursuant to the terms of the Administration Agreement, the Adviser may delegate its obligations under the Administration Agreement to an affiliate or to a third party and we reimburse the Adviser for any services performed for us by such affiliate or third party.
For the three months ended September 30, 2023 and 2022
Total expenses increased to $206.2 million for the three months ended September 30, 2023 from $165.7 million for the same period in the prior year primarily due to an increase in interest expense and incentive fees. The increase in interest expense of $29.2 million was driven by an increase in the average interest rate to 5.6% from 3.9% period over period. Incentive fees increased primarily due to an increase in interest and dividend income. As a percentage of total assets, professional fees, directors’ fees and other general and administrative expenses remained relatively consistent period over period.
For the nine months ended September 30, 2023 and 2022
Total expenses increased to $607.8 million for the nine months ended September 30, 2023 from $453.2 million for the same period in the prior year primarily due to an increase in interest expense and incentive fees. The increase in interest expense of $114.5 million was driven by an increase in average daily borrowings to $7.4 billion from $7.2 billion period over period, coupled with an increase in the average interest rate to 5.4% from 3.4% period over period. Incentive fees increased primarily due to an increase in interest and dividend income. As a percentage of total assets, professional fees, directors’ fees and other general and administrative expenses remained relatively consistent period over period.
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
For the three and nine months ended September 30, 2023 we recorded U.S. federal income tax expense/(benefit) of $2.7 million and $8.5 million, respectively, including U.S. federal excise tax expense/(benefit) of $0.9 million and $3.6 million, respectively. For the three and nine months ended September 30, 2022 we recorded U.S. federal income tax expense/(benefit) of $1.6 million and $4.0 million, respectively, including no U.S. federal excise tax expense/(benefit).
Certain of our consolidated subsidiaries are subject to U.S. federal and state income taxes. For the three months ended September 30, 2023, we recorded a current tax benefit of $(1.0) million. For the nine months ended September 30, 2023 we did not record a current tax expense or benefit. For the three and nine months ended September 30, 2022, we recorded a current tax expense of $1.6 million and $4.0 million, respectively. The income tax expense for our taxable consolidated subsidiaries will vary depending on the level of investment income earnings and realized gains from the exits of investments held by such taxable subsidiaries during the respective periods.

Net Unrealized Gains (Losses)
We fair value our portfolio investments quarterly and any changes in fair value are recorded as unrealized gains or losses. During the following periods, net unrealized gains (losses) were:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
($ in millions)	2023	2022	2023	2022
Net change in unrealized gain (loss) on investments	$20.8	$122.4	$106.5	$(115.9)
Income tax (provision) benefit	(1.5)	—	(4.2)	—
Net change in translation of assets and liabilities in foreign currencies	(2.3)	(3.8)	0.3	(7.5)
Net change in unrealized gain (loss)	$17.0	$118.6	$102.6	$(123.4)
For the three months ended September 30, 2023 and 2022
For the three months ended September 30, 2023, the net unrealized gain was primarily driven by an increase in the fair value of certain equity investments while our debt portfolio remained relatively flat as compared to June 30, 2023. The ten largest contributors to the change in net unrealized gain (loss) on investments during the following period consisted of the following:

For the Three Months Ended September 30, 2023
Portfolio Company ($ in millions)	Net Change in Unrealized Gain (Loss)
Valence Surface Technologies LLC	$6.0
Windows Entities	5.8
OBDC Senior Loan Fund LLC (fka ORCC Senior Loan Fund)(1)	4.4
Nutraceutical International Corporation	4.0
CD + R Value Build Partners I LP (dba Belron)	3.9
Remaining Portfolio Companies	22.8
Peter C. Foy & Associates Insurance Services, LLC (dba PCF Insurance Services)	(3.5)
Notorious Merger Sub LLC	(4.1)
Cornerstone Ondemand, Inc	(4.9)
Hearthside Food Solutions LLC	(6.7)
Walker Edison Furniture Company LLC	(6.9)
Total	$20.8
________
(1)Portfolio company is controlled, affiliated investment.

For the three months ended September 30, 2022, the net unrealized gain was primarily driven by a decrease in the fair value of our debt investments as compared to June 30, 2022. As of September 30, 2022, the fair value of our debt investments as a percentage of principal was 97.0% as compared to 96.6% as of June 30, 2022. The primary driver of our portfolio's net unrealized gain was due to current market conditions and credit improvements. The ten largest contributors to the change in net unrealized gain (loss) on investments during the following period consisted of the following:

For the Three Months Ended September 30, 2022
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
________
(1)Portfolio company is controlled, affiliated investment.
For the Nine Months Ended September 30, 2023 and 2022
For the nine months ended September 30, 2023, the net unrealized gain was primarily driven by an increase in the fair value of our debt investments as compared to December 31, 2022. As of September 30, 2023, the fair value of our debt investments as a percentage of principal was 97.6%, as compared to 97.0% as of December 31, 2022. The primary drivers of our portfolio’s unrealized gain were due to current market conditions and reversals of prior period unrealized losses that were realized in the quarter in connection with the restructuring of certain debt investments. The ten largest contributors to the change in net unrealized gain (loss) on investments during the following period consisted of the following:

For the Nine Months Ended September 30, 2023
Portfolio Company ($ in millions)	Net Change in Unrealized Gain (Loss)
Walker Edison Furniture Company LLC(1)	$31.1
Windows Entities	16.0
OBDC Senior Loan Fund LLC (fka ORCC Senior Loan Fund)(1)	13.4
Eagle Infrastructure Services, LLC (1)	12.3
Wingspire Capital LLC (1)	9.7
Aviation Solutions Midco, LLC (dba STS Aviation)	9.0
ConAir Holdings LLC	7.2
Remaining Portfolio Companies	42.4
Nutraceutical International Corporation	(8.0)
Cornerstone OnDemand, Inc.	(8.9)
Hearthside Food Solutions LLC	(17.7)
Total	$106.5
________
(1)Portfolio company is controlled, affiliated investment.

For the nine months ended September 30, 2022, the net unrealized loss was primarily driven by a decrease in the fair value of our debt investments as compared to December 31, 2021. As of September 30, 2022, the fair value of our debt investments as a percentage of principal was 97.0% as compared to 98.2% as of December 31, 2021. The primary driver of our portfolio's net unrealized loss was due to current market conditions. The ten largest contributors to the change in net unrealized gain (loss) on investments during the following period consisted of the following:

For the Nine Months Ended September 30, 2022
Portfolio Company ($ in millions)	Net Change in Unrealized Gain (Loss)
Swipe Acquisition Corporation (dba PLI)(1)	$47.0
Peter C. Foy & Associates Insurance Services, LLC (dba PCF Insurance Services)	27.2
Wingspire Capital Holdings LLC(1)	13.8
Remaining Portfolio Companies	(69.0)
Packaging Coordinators Midco, Inc.	(11.3)
Nutraceutical International Corporation	(14.3)
Valence Surface Technologies LLC	(15.0)
ConAir Holdings LLC	(17.6)
Walker Edison Furniture Company LLC	(19.9)
H-Food Holdings, LLC	(28.2)
OBDC Senior Loan Fund LLC (fka ORCC Senior Loan Fund)(1)	(28.6)
Total	$(115.9)
________
(1)Portfolio company is controlled, affiliated investment.
Net Realized Gains (Losses)
The table below presents the realized gains and losses on fully exited and partially exited portfolio companies during the following periods:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
($ in millions)	2023	2022	2023	2022
Net realized gain (loss) on investments	$0.2	$0.2	$(52.1)	$4.8
Net realized gain (loss) on foreign currency transactions	(0.3)	(0.1)	(0.7)	(1.2)
Net realized gain (loss)	$(0.1)	$0.1	$(52.8)	$3.6

Realized Gross Internal Rate of Return
Since we began investing in 2016 through September 30, 2023, our exited investments have resulted in an aggregate cash flow realized gross internal rate of return to us of approximately 10% (based on total capital invested of $9.3 billion and total proceeds from these exited investments of $11.1 billion). Approximately sixty percent of these exited investments resulted in an aggregate cash flow realized gross internal rate of return (“IRR”) to us of 10% or greater.
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
We may from time to time enter into additional credit facilities, increase the size of our existing credit facilities, enter into additional debt securitization transactions, or issue additional debt securities. Any such incurrence or issuance would be subject to prevailing market conditions, our liquidity requirements, contractual and regulatory restrictions and other factors. In accordance with the 1940 Act, with certain limited exceptions, we are only allowed to incur borrowings, issue debt securities or issue preferred stock, if immediately after the borrowing or issuance, the ratio of total assets (less total liabilities other than indebtedness) to total indebtedness plus preferred stock, is at least 150%. Our current target ratio is 0.90x-1.25x. As of September 30, 2023, our weighted average total cost of debt was 5.4%. In addition, from time to time, we may seek to retire, repurchase, or exchange debt securities in open market purchases or by other means, including privately negotiated transactions, in each case dependent on market conditions, liquidity, contractual obligations, and other matters. The amounts involved in any such transactions, individually or in the aggregate, may be material.
As of September 30, 2023 and December 31, 2022, our asset coverage ratio was 183% and 179%, respectively. We seek to carefully consider our unfunded commitments for the purpose of planning our ongoing financial leverage. Further, we maintain sufficient borrowing capacity within the 150% asset coverage limitation to cover any outstanding unfunded commitments we are required to fund.
Cash and restricted cash as of September 30, 2023, taken together with our available debt, is expected to be sufficient for our investing activities and to conduct our operations in the near term. As of September 30, 2023, we had $1.4 billion available under our credit facilities.
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
As of September 30, 2023, we had $432.0 million in cash and restricted cash. During the nine months ended September 30, 2023, $721.8 million in cash was provided by operating activities, primarily as a result of sell downs and repayments of $1.5 billion offset by funding portfolio investments of $1.1 billion and other operating activity of $357.5 million. Lastly, cash used in financing activities was $734.8 million during the period, which was primarily the result of distributions paid of $453.6 million, debt issuance costs of $5.5 million, repurchases of common stock of $34.1 million, and net repayments of $241.7 million.

Equity
Equity Issuances
There were no sales of our common stock during the three and nine months ended September 30, 2023 and 2022.
Distributions
The following tables present the distributions declared on shares of the Company’s common stock for the following periods:

	For the Nine Months Ended September 30, 2023
Date Declared	Record Date	Payment Date	Distribution per Share
August 8, 2023	September 29, 2023	October 13, 2023	$0.33
August 8, 2023 (supplemental dividend)	August 31, 2023	September 15, 2023	$0.07
May 9, 2023	June 30, 2023	July 14, 2023	$0.33
May 9, 2023 (supplemental dividend)	May 31, 2023	June 15, 2023	$0.06
February 21, 2023	March 31, 2023	April 14, 2023	$0.33
February 21, 2023 (supplemental dividend)	March 3, 2023	March 17, 2023	$0.04

	For the Nine Months Ended September 30, 2022
Date Declared	Record Date	Payment Date	Distribution per Share
August 2, 2022	September 30, 2022	November 15, 2022	$0.31
May 3, 2022	June 30, 2022	August 15, 2022	$0.31
February 23, 2022	March 31, 2022	May 13, 2022	$0.31
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

The tables below present the shares distributed pursuant to the dividend reinvestment plan for the following periods:

	For the Nine Months Ended September 30, 2023
Date Declared	Record Date	Payment Date	Shares
August 8, 2023 (supplemental dividend)	August 31, 2023	September 15, 2023	89,305	(1)
May 9, 2023	June 30, 2023	July 14, 2023	516,771	(1)
May 9, 2023 (supplemental dividend)	May 31, 2023	June 15, 2023	84,363	(1)
February 21, 2023	March 31, 2023	April 14, 2023	558,872	(1)
February 21, 2023 (supplemental dividend)	March 3, 2023	March 17, 2023	77,157	(1)
November 2, 2022	December 31, 2022	January 13, 2023	583,495	(1)
________
(1)Shares purchased in the open market in order to satisfy dividends reinvested under our dividend reinvestment program.

	For the Nine Months Ended September 30, 2022
Date Declared	Record Date	Payment Date	Shares
May 3, 2022	June 30, 2022	August 15, 2022	886,113
February 23, 2022	March 31, 2022	May 15, 2022	830,764	(1)
November 2, 2021	December 31, 2021	January 31, 2022	814,084
________
(1)Shares purchased in the open market in order to satisfy dividends reinvested under our dividend reinvestment program.
Stock Repurchase Programs
On November 3, 2020, the Board approved the 2020 Stock Repurchase Program (the “2020 Stock Repurchase Program”) under which we were authorized to repurchase up to $100 million of our outstanding common stock. Under the program, purchases were made at management’s discretion from time to time in open-market transactions, in accordance with all applicable securities laws and regulations. On November 2, 2021, the Board approved an extension to the 2020 Stock Repurchase Program and on November 2, 2022, the 2020 Repurchase Program ended in accordance with its terms. For the period ended September 30, 2023 there were no purchases of the Company’s common stock pursuant to the 2020 Repurchase Program. For the period ended September 30, 2022, repurchases under the 2020 Repurchase Program were as follows:

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

On November 1, 2022, the Board approved a repurchase program (the “2022 Stock Repurchase Program”) under which we may repurchase up to $150 million of our outstanding common stock. Under the 2022 Stock Repurchase Program, purchases may be made at management’s discretion from time to time in open-market transactions, in accordance with all applicable securities laws and regulations. Unless extended by the Board, the 2022 Stock Repurchase Program will terminate 18-months from the date it was approved. Since the 2022 Stock Repurchase Program’s inception, Goldman, Sachs & Co., as agent, has repurchased 4,090,138 shares of the Company’s common stock pursuant to the 2022 Repurchase Plan for approximately $50.0 as of September 30, 2023. For the period ended September 30, 2023, repurchases under the 2022 Repurchase Program were as follows:

Period ($ in millions, except share and per share amounts)	Total Number of Shares Repurchased	Average Price Paid per Share	Approximate Dollar Value of Shares that have been Purchased Under the Plans	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan
January 1, 2023 - January 31, 2023	1,493,034	$12.19	$18.2	$115.9
February 1, 2023 - February 28, 2023	29,154	$12.98	$0.4	$115.5
March 1, 2023 - March 31, 2023	278,419	$12.61	$3.5	$112.0
April 1, 2023 - April 30, 2023	687,545	$12.65	$8.7	$103.3
May 1, 2023 - May 31, 2023	190,355	$12.53	$2.4	$100.9
June 1, 2023 - June 30, 2023	65,305	$13.50	$0.9	$100.0
July 1, 2023 - June 31, 2023	—	$—	—	$100.0
August 1, 2023 - August 31, 2023	—	$—	—	$100.0
September 1, 2023 - September 30, 2023	—	$—	—	$100.0
Total	2,743,812		$34.1

Debt
Aggregate Borrowings
The tables below present debt obligations as of the following periods:

	September 30, 2023
($ in thousands)	Aggregate Principal Committed	Outstanding Principal	Amount Available(1)	Net Carrying Value(2)
Revolving Credit Facility(3)(5)	$1,795,000	$420,964	$1,318,591	$408,806
SPV Asset Facility II	250,000	140,000	110,000	135,617
CLO I	386,806	386,806	—	384,328
CLO II	260,000	260,000	—	257,405
CLO III	260,000	260,000	—	258,263
CLO IV	292,500	292,500	—	288,061
CLO V	509,625	509,625	—	506,941
CLO VI	260,000	260,000	—	258,396
CLO VII	239,150	239,150	—	237,232
CLO X	260,000	260,000	—	258,093
2024 Notes(4)	400,000	400,000	—	392,062
2025 Notes	425,000	425,000	—	422,459
July 2025 Notes	500,000	500,000	—	496,670
2026 Notes	500,000	500,000	—	494,772
July 2026 Notes	1,000,000	1,000,000	—	986,434
2027 Notes(4)	500,000	500,000	—	439,095
2028 Notes	850,000	850,000	—	837,765
Total Debt	$8,688,081	$7,204,045	$1,428,591	$7,062,399
_______________
(1)The amount available reflects any collateral related limitations at the Company level related to each credit facility’s borrowing base.
(2)The carrying value of our Revolving Credit Facility, SPV Asset Facility II, CLO I, CLO II, CLO III, CLO IV, CLO V, CLO VI, CLO VII, CLO X, 2024 Notes, 2025 Notes, July 2025 Notes, 2026 Notes, July 2026 Notes, 2027 Notes and 2028 Notes are presented net of deferred financing costs of $12.2 million, $4.4 million, $2.5 million, $2.6 million, $1.7 million, $4.4 million, $2.7 million, $1.6 million, $1.9 million, $1.9 million, $1.2 million, $2.6 million, $3.3 million, $5.2 million, $13.6 million, $6.5 million and $12.2 million respectively.
(3)Includes the unrealized translation gain (loss) on borrowings denominated in foreign currencies.
(4)Inclusive of change in fair market value of effective hedge.
(5)The amount available is reduced by $55.4 million of outstanding letters of credit.

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
(4)Inclusive of change in fair market value of effective hedge.
(5)The amount available is reduced by $44.8 million of outstanding letters of credit.

The table below presents the components of interest expense for the following periods:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
($ in thousands)	2023	2022	2023	2022
Interest expense	$103,931	$73,539	$304,398	$184,354
Amortization of debt issuance costs	6,152	6,311	20,577	21,133
Net change in unrealized gain (loss) on effective interest rate swaps and hedged items(1)	362	1,360	(559)	4,448
Total Interest Expense	$110,445	$81,210	$324,416	$209,935
Average interest rate	5.6%	3.9%	5.4%	3.4%
Average daily borrowings	$7,260,470	$7,368,456	$7,396,054	$7,218,099
_______________
(1)Refer to “ITEM 1. – FINANCIAL STATEMENTS – Notes to Consolidated Financial Statements – Note 6. Debt – 2023 Notes, 2024 Notes and 2027 Notes” for details on each facility’s interest rate swap.

Senior Securities
Information about our senior securities is shown in the following table as of September 30, 2023 and the fiscal years ended December 31, 2022, 2021, 2020, 2019, 2018, 2017 and 2016.

Class and Period	Total Amount Outstanding Exclusive of Treasury Securities(1) ($ in millions)	Asset Coverage per Unit(2)	Involuntary Liquidating Preference per Unit(3)	Average Market Value per Unit(4)
Revolving Credit Facility
September 30, 2023 (unaudited)	$421.0	$1,831	—	N/A
December 31, 2022	$557.1	$1,788	—	N/A
December 31, 2021	$892.3	$1,820	—	N/A
December 31, 2020	$252.5	$2,060	—	N/A
December 31, 2019	$480.9	$2,926	—	N/A
December 31, 2018	$308.6	$2,254	—	N/A
December 31, 2017	$—	$2,580	—	N/A
SPV Asset Facility I(6)
December 31, 2020	$—	$—	—	N/A
December 31, 2019	$300.0	$2,926	—	N/A
December 31, 2018	$400.0	$2,254	—	N/A
December 31, 2017	$400.0	$2,580	—	N/A
SPV Asset Facility II
September 30, 2023 (unaudited)	$140.0	$1,831	—	N/A
December 31, 2022	$250.0	$1,788	—	N/A
December 31, 2021	$100.0	$1,820	—	N/A
December 31, 2020	$100.0	$2,060	—	N/A
December 31, 2019	$350.0	$2,926	—	N/A
December 31, 2018	$550.0	$2,254	—	N/A
SPV Asset Facility III(9)
December 31, 2022	$250.0	$1,788	—	N/A
December 31, 2021	$190.0	$1,820	—	N/A
December 31, 2020	$375.0	$2,060	—	N/A
December 31, 2019	$255.0	$2,926	—	N/A
December 31, 2018	$300.0	$2,254	—	N/A
SPV Asset Facility IV(8)
December 31, 2022	$—	$1,788	—	N/A
December 31, 2021	$155.0	$1,820	—	N/A
December 31, 2020	$295.0	$2,060	—	N/A
December 31, 2019	$60.3	$2,926	—	N/A
CLO I
September 30, 2023 (unaudited)	$386.8	$1,831	—	N/A
December 31, 2022	$390.0	$1,788	—	N/A
December 31, 2021	$390.0	$1,820	—	N/A
December 31, 2020	$390.0	$2,060	—	N/A
December 31, 2019	$390.0	$2,926	—	N/A
CLO II
September 30, 2023 (unaudited)	$260.0	$1,831	—	N/A
December 31, 2022	$260.0	$1,788	—	N/A
December 31, 2021	$260.0	$1,820	—	N/A
December 31, 2020	$260.0	$2,060	—	N/A
December 31, 2019	$260.0	$2,926	—	N/A
CLO III
September 30, 2023 (unaudited)	$260.0	$1,831	—	N/A
December 31, 2022	$260.0	$1,788	—	N/A
December 31, 2021	$260.0	$1,820	—	N/A
December 31, 2020	$260.0	$2,060	—	N/A

Class and Period	Total Amount Outstanding Exclusive of Treasury Securities(1) ($ in millions)	Asset Coverage per Unit(2)	Involuntary Liquidating Preference per Unit(3)	Average Market Value per Unit(4)
CLO IV
September 30, 2023 (unaudited)	$292.5	$1,831	—	N/A
December 31, 2022	$292.5	$1,788	—	N/A
December 31, 2021	$292.5	$1,820	—	N/A
December 31, 2020	$252.0	$2,060	—	N/A
CLO V
September 30, 2023 (unaudited)	$509.6	$1,831	—	N/A
December 31, 2022	$509.6	$1,788	—	N/A
December 31, 2021	$196.0	$1,820	—	N/A
December 31, 2020	$196.0	$2,060	—	N/A
CLO VI
September 30, 2023 (unaudited)	$260.0	$1,831	—	N/A
December 31, 2022	$260.0	$1,788	—	N/A
December 31, 2021	$260.0	$1,820	—	N/A
CLO VII
September 30, 2023 (unaudited)	$239.2	$1,831	—	N/A
December 31, 2022	$239.2	$1,788	—	N/A
CLO X
September 30, 2023 (unaudited)	$260.0	$1,831	—	N/A
Subscription Credit Facility(5)
December 31, 2019	$—	$—	—	N/A
December 31, 2018	$883.0	$2,254	—	N/A
December 31, 2017	$393.5	$2,580	—	N/A
December 31, 2016	$495.0	$2,375	—	N/A
2023 Notes(7)
December 31, 2021	$—	$—	—	N/A
December 31, 2020	$150.0	$2,060	—	N/A
December 31, 2019	$150.0	$2,926	—	N/A
December 31, 2018	$150.0	$2,254	—	N/A
December 31, 2017	$138.5	$2,580	—	N/A
2024 Notes
September 30, 2023 (unaudited)	$400.0	$1,831	—	N/A
December 31, 2022	$400.0	$1,788	—	N/A
December 31, 2021	$400.0	$1,820	—	$1,089.7
December 31, 2020	$400.0	$2,060	—	$1,037.1
December 31, 2019	$400.0	$2,926	—	$1,039.3
2025 Notes
September 30, 2023 (unaudited)	$425.0	$1,831	—	N/A
December 31, 2022	$425.0	$1,788	—	N/A
December 31, 2021	$425.0	$1,820	—	$1,057.3
December 31, 2020	$425.0	$2,060	—	$984.2
December 31, 2019	$425.0	$2,926	—	$997.9
July 2025 Notes
September 30, 2023 (unaudited)	$500.0	$1,831	—	N/A
December 31, 2022	$500.0	$1,788	—	N/A
December 31, 2021	$500.0	$1,820	—	$1,049.9
December 31, 2020	$500.0	$2,060	—	$971.1
2026 Notes
September 30, 2023 (unaudited)	$500.0	$1,831	—	N/A
December 31, 2022	$500.0	$1,788	—	N/A
December 31, 2021	$500.0	$1,820	—	$1,068.7
December 31, 2020	$500.0	$2,060	—	$1,018.5

Class and Period	Total Amount Outstanding Exclusive of Treasury Securities(1) ($ in millions)	Asset Coverage per Unit(2)	Involuntary Liquidating Preference per Unit(3)	Average Market Value per Unit(4)
July 2026 Notes
September 30, 2023 (unaudited)	$1,000.0	$1,831	—	N/A
December 31, 2022	$1,000.0	$1,788	—	N/A
December 31, 2021	$1,000.0	$1,820	—	$1,032.8
December 31, 2020	$1,000.0	$2,060	—	$1,005.0
2027 Notes
September 30, 2023 (unaudited)	$500.0	$1,831	—	N/A
December 31, 2022	$500.0	$1,788	—	N/A
December 31, 2021	$500.0	$1,820	—	$997.4
2028 Notes
September 30, 2023 (unaudited)	$850.0	$1,831	—	N/A
December 31, 2022	$850.0	$1,788	—	N/A
December 31, 2021	$850.0	$1,820	—	$994.3
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

CLOs
CLO I
On May 28, 2019 (the “CLO I Closing Date”), we completed a $596 million term debt securitization transaction (the “CLO I Transaction”), also known as a collateralized loan obligation transaction, which is a form of secured financing incurred by us. The secured notes and preferred shares issued in the CLO I Transaction and the secured loan borrowed in the CLO I Transaction were issued and incurred, as applicable, by our consolidated subsidiaries Owl Rock CLO I, Ltd., an exempted company incorporated in the Cayman Islands with limited liability (the “CLO I Issuer”), and Owl Rock CLO I, LLC, a Delaware limited liability company (the “CLO I Co-Issuer” and together with the CLO I Issuer, the “CLO I Issuers”) and are backed by a portfolio of collateral obligations consisting of middle market loans and participation interests in middle market loans as well as by other assets of the CLO I Issuer. The following describes the terms of the CLO I Transaction as supplemented through June 28, 2023 (the “CLO I Indenture Supplement Date”).
In the CLO I Transaction the CLO I Issuers (A) issued the following notes pursuant to an indenture and security agreement dated as of the CLO I Closing Date (as supplemented by the supplemental indenture dated as of the CLO I Indenture Supplement Date by and among the CLO I Issuer, the CLO I Co-Issuer and State Street Bank and Trust Company, the “CLO I Indenture”), by and among the CLO I Issuers and State Street Bank and Trust Company: (i) $242 million of AAA(sf) Class A Notes, which bear interest at term SOFR (plus a spread adjustment) plus 1.80%, (ii) $30 million of AAA(sf) Class A-F Notes, which bear interest at a fixed rate of 4.165%, and (iii) $68 million of AA(sf) Class B Notes, which bear interest at term SOFR (plus a spread adjustment) plus 2.70% (together, the “CLO I Notes”) and (B) borrowed $50 million under floating rate loans (the “Class A Loans” and together with the CLO I Notes, the “CLO I Debt”), which bear interest at term SOFR (plus a spread adjustment) plus 1.80%, under a credit agreement (the “CLO I Credit Agreement”), dated as of the CLO I Closing Date, by and among the CLO I Issuers, as borrowers, various financial institutions, as lenders, and State Street Bank and Trust Company, as collateral trustee and loan agent. The Class A Loans may be exchanged by the lenders for Class A Notes at any time, subject to certain conditions under the CLO I Credit Agreement and the CLO I Indenture. The CLO I Debt is scheduled to mature on May 20, 2031. The CLO I Notes were privately placed by Natixis Securities Americas, LLC and SG Americas Securities, LLC.
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
The CLO I Debt is secured by all of the assets of the CLO I Issuer, which will consist primarily of middle market loans, participation interests in middle market loans, and related rights and the cash proceeds thereof. As part of the CLO I Transaction, we and ORCC Financing II LLC sold and contributed approximately $575 million par amount of middle market loans to the CLO I Issuer on the CLO I Closing Date. No gain or loss was recognized as a result of these sales and contributions. Such loans constituted the initial portfolio assets securing the CLO I Debt. We and ORCC Financing II LLC each made customary representations, warranties, and covenants to the CLO I Issuer regarding such sales and contributions under a loan sale agreement.
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

CLO II Refinancing
On April 9, 2021 (the “CLO II Refinancing Date”), we completed a $398.1 million term debt securitization refinancing (the “CLO II Refinancing”), also known as a collateralized loan obligation refinancing, which is a form of secured financing incurred by us. The secured notes and preferred shares issued in the CLO II Refinancing were issued by our consolidated subsidiaries Owl Rock CLO II, Ltd., an exempted company incorporated in the Cayman Islands with limited liability (the “CLO II Issuer”), and Owl Rock CLO II, LLC, a Delaware limited liability company (the “CLO II Co-Issuer” and together with the CLO II Issuer, the “CLO II Issuers”) and are backed by a portfolio of collateral obligations consisting of middle market loans and participation interests in middle market loans as well as by other assets of the CLO II Issuer. The following describes the terms of the CLO II Refinancing as supplemented through July 18, 2023 (the “CLO II Refinancing Indenture Supplement Date”).
The CLO II Refinancing was executed by the issuance of the following classes of notes pursuant to an indenture and security agreement dated as of December 12, 2019 (such date, the “CLO II Closing Date,” and such agreement, the “CLO II Indenture”), as supplemented by the first supplemental indenture dated as of the CLO II Refinancing Date and as further supplemented by the second supplemental indenture dated as of the CLO II Refinancing Indenture Supplement Date by and among the CLO II Issuer, the CLO II Co-Issuer and State Street Bank And Trust Company, the “CLO II Refinancing Indenture”), by and among the CLO II Issuers and State Street Bank and Trust Company: (i) $204 million of AAA(sf) Class A-LR Notes, which bear interest at term SOFR (plus a spread adjustment) plus 1.55%, (ii) $20 million of AAA(sf) Class A-FR Notes, which bear interest at a fixed rate of 2.48% and (iii) $36 million of AA(sf) Class B-R Notes, which bear interest at term SOFR (plus a spread adjustment) plus 1.90% (together, the “CLO II Refinancing Debt”). The CLO II Refinancing Debt is secured by the middle market loans, participation interests in middle market loans and other assets of the CLO II Issuer. The CLO II Refinancing Debt is scheduled to mature on April 20, 2033. The CLO II Refinancing Debt was privately placed by Deutsche Bank Securities Inc. The proceeds from the CLO II Refinancing were used to redeem in full the classes of notes issued on the CLO II Closing Date.
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
CLO III
On March 26, 2020 (the “CLO III Closing Date”), we completed a $395.31 million term debt securitization transaction (the “CLO III Transaction”), also known as a collateralized loan obligation transaction, which is a form of secured financing incurred by us. The secured notes and preferred shares issued in the CLO III Transaction were issued by our consolidated subsidiaries Owl Rock CLO III, Ltd., an exempted company incorporated in the Cayman Islands with limited liability (the “CLO III Issuer”), and Owl Rock CLO III, LLC, a Delaware limited liability company (the “CLO III Co-Issuer” and together with the CLO III Issuer, the “CLO III Issuers”) and are backed by a portfolio of collateral obligations consisting of middle market loans and participation interests in middle market loans as well as by other assets of the CLO III Issuer. The following describes the terms of the CLO III Transaction as supplemented through July 18, 2023 (the “CLO III Indenture Supplement Date”).

The CLO III Transaction was executed by the issuance of the following classes of notes and preferred shares pursuant to an indenture and security agreement dated as of the CLO III Closing Date (as supplemented by the supplemental indenture dated as of the CLO III Indenture Supplement Date by and among the CLO III Issuer, the CLO III Co-Issuer and State Street Bank And Trust Company, the “CLO III Indenture”), by and among the CLO III Issuers and State Street Bank and Trust Company: (i) $166 million of AAA(sf) Class A-1L Notes, which bear interest at term SOFR (plus a spread adjustment) plus 1.80%, (ii) $40 million of AAA(sf) Class A-1F Notes, which bear interest at a fixed rate of 2.75%, (iii) $20 million of AAA(sf) Class A-2 Notes, which bear interest at term SOFR (plus a spread adjustment) plus 2.00%, and (iv) $34 million of AA(sf) Class B Notes, which bear interest at term SOFR (plus a spread adjustment) plus 2.45% (together, the “CLO III Debt”). The CLO III Debt is scheduled to mature on April 20, 2032. The CLO III Debt was privately placed by SG Americas Securities, LLC.
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
The CLO III Debt is secured by all of the assets of the CLO III Issuer, which will consist primarily of middle market loans, participation interests in middle market loans, and related rights and the cash proceeds thereof. As part of the CLO III Transaction, we and ORCC Financing IV LLC sold and contributed approximately $400 million par amount of middle market loans to the CLO III Issuer on the CLO III Closing Date. No gain or loss was recognized as a result of these sales and contributions. Such loans constituted the initial portfolio assets securing the CLO III Debt. Us and ORCC Financing IV LLC each made customary representations, warranties, and covenants to the CLO III Issuer regarding such sales and contributions under a loan sale agreement.
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
CLO IV Refinancing
On July 9, 2021 (the “CLO IV Refinancing Date”), we completed a $440.5 million term debt securitization refinancing (the “CLO IV Refinancing”), also known as a collateralized loan obligation refinancing, which is a form of secured financing incurred by us. The secured notes and preferred shares issued in the CLO IV Refinancing were issued by our consolidated subsidiaries Owl Rock CLO IV, Ltd., an exempted company incorporated in the Cayman Islands with limited liability (the “CLO IV Issuer”), and Owl Rock CLO IV, LLC, a Delaware limited liability company (the “CLO IV Co-Issuer” and together with the CLO IV Issuer, the “CLO IV Issuers”) and are backed by a portfolio of collateral obligations consisting of middle market loans and participation interests in middle market loans as well as by other assets of the CLO IV Issuer. The following describes the terms of the CLO IV Refinancing as supplemented through July 18, 2023 (the “CLO IV Refinancing Indenture Supplement Date”).

The CLO IV Refinancing was executed by the issuance of the following classes of notes pursuant to an indenture and security agreement dated as of May 28, 2020 (such date, the “CLO IV Closing Date,” and such agreement, the “CLO IV Indenture”), as supplemented by the first supplemental indenture dated as of the CLO IV Refinancing Date and as further supplemented by the second supplemental indenture dated as of the CLO IV Refinancing Indenture Supplement Date) by and among the CLO IV Issuer, the CLO IV Co-Issuer and State Street Bank And Trust Company, the “CLO IV Refinancing Indenture”), by and among the CLO IV Issuers and State Street Bank and Trust Company: (i) $252 million of AAA(sf) Class A-1-R Notes, which bear interest at term SOFR (plus a spread adjustment) plus 1.60% and (ii) $40.5 million of AA(sf) Class A-2-R Notes, which bear interest at term SOFR (plus a spread adjustment) plus 1.90% (together, the “CLO IV Refinancing Secured Notes”). The CLO IV Refinancing Secured Notes are secured by the middle market loans, participation interests in middle market loans and other assets of the CLO IV Issuer. The CLO IV Refinancing Secured Notes are scheduled to mature on August 20, 2033. The CLO IV Refinancing Secured Notes were privately placed by Natixis Securities Americas LLC. The proceeds from the CLO IV Refinancing were used to redeem in full the classes of notes issued on the CLO IV Closing Date, to redeem a portion of the preferred shares of the CLO IV Issuer as described below and to pay expenses incurred in connection with the CLO IV Refinancing.
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
As part of the CLO V Transaction, we entered into a loan sale agreement with the CLO V Issuer dated as of the CLO V Closing Date, which provided for the sale and contribution of approximately $201.75 million par amount of middle market loans to the CLO V Issuer on the CLO V Closing Date and for future sales to the CLO V Issuer on an ongoing basis. Such loans constituted part of the initial portfolio of assets securing the CLO V Secured Notes. The remainder of the initial portfolio assets securing the CLO V Secured Notes consisted of approximately $84.74 million par amount of middle market loans purchased by the CLO V Issuer from ORCC Financing II LLC, our wholly-owned subsidiary, under an additional loan sale agreement executed on the CLO V Closing Date between the Issuer and ORCC Financing II LLC. No gain or loss was recognized as a result of these sales and contributions. We and ORCC Financing II LLC each made customary representations, warranties, and covenants to the Issuer under the applicable loan sale agreement.
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

On the CLO V Closing Date, the CLO V Issuer entered into a loan sale agreement with us, which provided for the sale and contribution of approximately $201.8 million par amount of middle market loans from us to the CLO V Issuer on the CLO V Closing Date and for future sales from us to the CLO V Issuer on an ongoing basis. As part of the CLO V Refinancing, we and the CLO V Refinancing Issuer, as the successor to the CLO V Issuer, entered into an amended and restated loan sale agreement with us dated as of the CLO V Refinancing Date, pursuant to which the CLO V Refinancing Issuer assumed all ongoing obligations of the CLO V Issuer under the original agreement and we sold and contributed approximately $275.67 million par amount middle market loans to the CLO V Refinancing Issuer on the CLO V Refinancing Date and provides for future sales from us to the CLO V Refinancing Issuer on an ongoing basis. Such loans constituted part of the portfolio of assets securing the CLO V Refinancing Secured Notes. A portion of the of the portfolio assets securing the CLO V Refinancing Secured Notes consists of middle market loans purchased by the CLO V Issuer from ORCC Financing II LLC, a wholly-owned subsidiary of ours, under an additional loan sale agreement executed on the CLO V Closing Date between the CLO V Issuer and ORCC Financing II LLC and which the CLO V Refinancing Issuer and ORCC Financing II LLC amended and restated on the CLO V Refinancing Date in connection with the refinancing. No gain or loss was recognized as a result of these sales and contributions. We and ORCC Financing II LLC each made customary representations, warranties, and covenants to the CLO V Refinancing Issuer under the applicable loan sale agreement.
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
CLO VI
On May 5, 2021 (the “CLO VI Closing Date”), we completed a $397.78 million term debt securitization transaction (the “CLO VI Transaction”), also known as a collateralized loan obligation transaction, which is a form of secured financing incurred by us. The secured notes and preferred shares issued in the CLO VI Transaction were issued by our consolidated subsidiaries Owl Rock CLO VI, Ltd., an exempted company incorporated in the Cayman Islands with limited liability (the “CLO VI Issuer”), and Owl Rock CLO VI, LLC, a Delaware limited liability company (the “CLO VI Co-Issuer” and together with the CLO VI Issuer, the “CLO VI Issuers”) and are backed by a portfolio of collateral obligations consisting of middle market loans and participation interests in middle market loans as well as by other assets of the CLO VI Issuer. The following describes the terms of the CLO VI Transaction as supplemented through July 18, 2023 (the “CLO VI Indenture Supplement Date”).
The CLO VI Transaction was executed by the issuance of the following classes of notes and preferred shares pursuant to an indenture and security agreement dated as of the CLO VI Closing Date (as supplemented by the supplemental indenture dated as of the CLO VI Indenture Supplement Date by and among the CLO VI Issuer, the CLO VI Co-Issuer and State Street Bank And Trust Company, the “CLO VI Indenture”), by and among the CLO VI Issuers and State Street Bank and Trust Company: (i) $ 224 million of AAA(sf) Class A Notes, which bear interest at term SOFR (plus a spread adjustment) plus 1.45%, (ii) $26 million of AA(sf) Class B-1 Notes, which bear interest at term SOFR (plus a spread adjustment) plus 1.75% and (iii) $10 million of AA(sf) Class B-F Notes, which bear interest at a fixed rate of 2.83% (together, the “CLO VI Secured Notes”). The CLO VI Secured Notes are secured by the middle market loans, participation interests in middle market loans and other assets of the CLO VI Issuer. The CLO VI Secured Notes are scheduled to mature on June 21, 2032. The CLO VI Secured Notes were privately placed by SG Americas Securities, LLC.
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

As part of the CLO VI Transaction, we entered into a loan sale agreement with the CLO VI Issuer dated as of the CLO VI Closing Date, which provides for the sale and contribution of approximately $205.6 million par amount of middle market loans from us to the CLO VI Issuer on the CLO VI Closing Date and for future sales from us to the CLO VI Issuer on an ongoing basis. Such loans constitute part of the initial portfolio of assets securing the CLO VI Secured Notes. The remainder of the initial portfolio assets securing the CLO VI Secured Notes consists of approximately $164.7 million par amount of middle market loans purchased by the CLO VI Issuer from ORCC Financing IV LLC, our wholly-owned subsidiary of ours, under an additional loan sale agreement executed on the CLO VI Closing Date between the Issuer and ORCC Financing IV LLC. No gain or loss was recognized as a result of these sales and contributions. We and ORCC Financing IV LLC each made customary representations, warranties, and covenants to the CLO VI Issuer under the applicable loan sale agreement.
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
The CLO VI Secured Notes are the secured obligation of the CLO VI Issuers, and the CLO VI Indenture includes customary covenants and events of default. The CLO VI Secured Notes have not been registered under the Securities Act, or any state securities (e.g., “blue sky”) laws, and may not be offered or sold in the United States absent registration with the Securities and Exchange Commission or pursuant to an applicable exemption from such registration.
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

As part of the CLO VII Transaction, we entered into a loan sale agreement with the CLO VII Issuer dated as of the CLO VII Closing Date, which provided for the sale and contribution of approximately $255.548 million par amount of middle market loans from us to the CLO VII Issuer on the CLO VII Closing Date and for future sales from us to the CLO VII Issuer on an ongoing basis. Such loans constituted part of the initial portfolio of assets securing the CLO VII Debt. The remainder of the initial portfolio assets securing the CLO VII Debt consisted of approximately $93.313 million par amount of middle market loans purchased by the CLO VII Issuer from ORCC Financing IV LLC, a wholly-owned subsidiary of ours, under an additional loan sale agreement executed on the CLO VII Closing Date between the CLO VII Issuer and ORCC Financing IV LLC. No gain or loss was recognized as a result of these sales and contributions. We and ORCC Financing IV LLC each made customary representations, warranties, and covenants to the CLO VII Issuer under the applicable loan sale agreement.
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
As part of the CLO X Transaction, we entered into a loan sale agreement with the CLO X Issuer dated as of the CLO X Closing Date, which provided for the sale and contribution of approximately $245.9 million par amount of middle market loans from us to the CLO X Issuer on the CLO X Closing Date and for future sales from us to the CLO X Issuer on an ongoing basis. Such loans constituted part of the initial portfolio of assets securing the CLO X Secured Notes. The remainder of the initial portfolio assets securing the CLO X Secured Notes consisted of approximately $141.3 million par amount of middle market loans purchased by the CLO X Issuer from ORCC Financing III LLC, a wholly-owned subsidiary of ours, under an additional loan sale agreement executed on the CLO X Closing Date between the CLO X Issuer and ORCC Financing III LLC. No gain or loss was recognized as a result of these sales and contributions. We and ORCC Financing III LLC each made customary representations, warranties, and covenants to the CLO X Issuer under the applicable loan sale agreement.

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
In connection with the issuance of the 2024 Notes, on April 10, 2019 we entered into centrally cleared interest rate swaps. The notional amount of the interest rate swaps is $400 million. We will receive fixed rate interest at 5.25% and pay variable rate interest based on one-month SOFR (plus a spread adjustment) plus 3.051%. The interest rate swaps mature on April 10, 2024. For the three and nine months ended September 30, 2023, we made periodic payments of $2.7 million and $12.3 million, respectively. For the three months ended September 30, 2022, we did not make periodic payments. For the nine months ended September 30, 2022, we made periodic payments of $4.3 million. The interest expense related to the 2024 Notes is equally offset by the proceeds received from the interest rate swaps. The swap adjusted interest expense is included as a component of interest expense on our Consolidated Statements of Operations. As of September 30, 2023 and December 31, 2022, the interest rate swap had a fair value of $(6.9) million and $(13.1) million, respectively. Depending on the nature of the balance at period end, the fair value of the interest rate swap is either included as a component of accrued expenses and other liabilities or prepaid expenses and other assets on our Consolidated Statements of Assets and Liabilities. The change in fair value of the interest rate swap is offset by the change in fair value of the 2024 Notes, with the remaining difference included as a component of interest expense on the Consolidated Statements of Operations. For further details, see “ITEM 1. – Notes to Consolidated Financial Statements – Note 6. Debt.”
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
In connection with the issuance of the 2027 Notes, on April 26, 2021 we entered into centrally cleared interest rate swaps. The notional amount of the interest rate swaps is $500 million. We will receive fixed rate interest at 2.625% and pay variable rate interest based on one-month SOFR (plus a spread adjustment) plus 1.769%. The interest rate swaps mature on January 15, 2027. For the three months ended September 30, 2023 the Company made no periodic payments and for the nine months ended September 30, 2023 the Company made $15.8 million in periodic payments. For the three and nine months ended September 30, 2022 we made periodic payments of $1.0 million and $3.1 million, respectively. The interest expense related to the 2027 Notes is equally offset by the proceeds received from the interest rate swaps. The swap adjusted interest expense is included as a component of interest expense on our Consolidated Statements of Operations. As of September 30, 2023 and December 31, 2022, the interest rate swap had a fair value of $(57.1) million and $(56.4) million, respectively. Depending on the nature of the balance at period end, the fair value of the interest rate swap is either included as a component of accrued expenses and other liabilities or prepaid expenses and other assets on our Consolidated Statements of Assets and Liabilities. The change in fair value of the interest rate swap is offset by the change in fair value of the 2027 Notes, with the remaining difference included as a component of interest expense on the Consolidated Statements of Operations. For further details, see “ITEM 1. – Notes to Consolidated Financial Statements – Note 6. Debt.”

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

Off-Balance Sheet Arrangements
Portfolio Company Commitments
From time to time, we may enter into commitments to fund investments. The table below presents our outstanding commitments to fund investments in current portfolio companies as of the following periods:

Company	Investment	September 30, 2023	December 31, 2022
($ in thousands)
3ES Innovation Inc. (dba Aucerna)	First lien senior secured revolving loan	$2,193	$2,193
AAM Series 1.1 Rail and Domestic Intermodal Feeder, LLC	LLC Interest	9,788	45,000
AAM Series 2.1 Aviation Feeder, LLC	LLC Interest	9,909	43,432
Abacus Life, Inc.	First lien senior secured delayed draw term loan	8,000	—
ABB/Con-cise Optical Group LLC	First lien senior secured revolving loan	—	354
Accela, Inc.	First lien senior secured revolving loan	—	3,000
Adenza Group, Inc.	First lien senior secured delayed draw term loan	—	8,331
Adenza Group, Inc.	First lien senior secured revolving loan	18,227	18,227
AmeriLife Holdings LLC	First lien senior secured delayed draw term loan	61	61
AmeriLife Holdings LLC	First lien senior secured revolving loan	76	91
AmSpec Group, Inc. (fka AmSpec Services Inc.)	First lien senior secured revolving loan	10,649	11,388
Anaplan, Inc.	First lien senior secured revolving loan	9,722	9,722
Apex Service Partners, LLC	First lien senior secured revolving loan	19	19
Apptio, Inc.	First lien senior secured revolving loan	—	1,112
Aramsco, Inc.	First lien senior secured revolving loan	—	6,703
Armstrong Bidco Limited (dba The Access Group)	First lien senior secured delayed draw term loan	—	273
Ascend Buyer, LLC (dba PPC Flexible Packaging)	First lien senior secured revolving loan	565	565
Associations, Inc.	First lien senior secured delayed draw term loan	11,019	45,792
Associations, Inc.	First lien senior secured revolving loan	32,923	32,923
Bamboo US BidCo LLC	First lien senior secured delayed draw term loan	769	—
Bamboo US BidCo LLC	First lien senior secured revolving loan	1,026	—
Bayshore Intermediate #2, L.P. (dba Boomi)	First lien senior secured revolving loan	5,530	4,607
BCPE Osprey Buyer, Inc. (dba PartsSource)	First lien senior secured delayed draw term loan	22,201	28,014
BCPE Osprey Buyer, Inc. (dba PartsSource)	First lien senior secured revolving loan	10,011	11,855
BCTO BSI Buyer, Inc. (dba Buildertrend)	First lien senior secured revolving loan	8,036	8,036
Blend Labs, Inc.	First lien senior secured revolving loan	7,500	7,500
BP Veraison Buyer, LLC (dba Sun World)	First lien senior secured delayed draw term loan	—	29,054
BP Veraison Buyer, LLC (dba Sun World)	First lien senior secured revolving loan	8,716	8,716
Brightway Holdings, LLC	First lien senior secured revolving loan	1,579	3,158
Catalis Intermediate, Inc. (fka GovBrands Intermediate, Inc.)	First lien senior secured delayed draw term loan	—	1,111
Catalis Intermediate, Inc. (fka GovBrands Intermediate, Inc.)	First lien senior secured revolving loan	520	79
Centrify Corporation	First lien senior secured revolving loan	6,817	—
Circana Group, L.P. (fka The NPD Group, L.P.)	First lien senior secured revolving loan	1,238	1,329
CivicPlus, LLC	First lien senior secured revolving loan	2,482	2,698
Coupa Holdings, LLC	First lien senior secured delayed draw term loan	70	—
Coupa Holdings, LLC	First lien senior secured revolving loan	54	—
Denali BuyerCo, LLC (dba Summit Companies)	First lien senior secured delayed draw term loan	—	1,719
Denali BuyerCo, LLC (dba Summit Companies)	First lien senior secured revolving loan	2,998	2,998

Company	Investment	September 30, 2023	December 31, 2022
Diamondback Acquisition, Inc. (dba Sphera)	First lien senior secured delayed draw term loan	—	1,080
Douglas Products and Packaging Company LLC	First lien senior secured revolving loan	—	2,447
EET Buyer, Inc. (dba e-Emphasys)	First lien senior secured revolving loan	364	455
Entertainment Benefits Group, LLC	First lien senior secured revolving loan	111	44
Evolution BuyerCo, Inc. (dba SIAA)	First lien senior secured revolving loan	10,709	10,709
Finastra USA, Inc.	First lien senior secured revolving loan	7,298	—
Forescout Technologies, Inc.	First lien senior secured delayed draw term loan	48,750	48,750
Forescout Technologies, Inc.	First lien senior secured revolving loan	5,345	5,345
Fortis Solutions Group, LLC	First lien senior secured delayed draw term loan	—	13
Fortis Solutions Group, LLC	First lien senior secured revolving loan	462	400
Fullsteam Operations, LLC	First lien senior secured delayed draw term loan	—	3,987
Gainsight, Inc.	First lien senior secured revolving loan	1,727	3,357
Galls, LLC	First lien senior secured revolving loan	24,025	17,192
Gaylord Chemical Company, L.L.C.	First lien senior secured revolving loan	13,202	13,202
Gerson Lehrman Group, Inc.	First lien senior secured revolving loan	21,563	21,563
GI Apple Midco LLC (dba Atlas Technical Consultants)	First lien senior secured delayed draw term loan	141	—
GI Apple Midco LLC (dba Atlas Technical Consultants)	First lien senior secured revolving loan	43	—
GI Ranger Intermediate, LLC (dba Rectangle Health)	First lien senior secured revolving loan	221	332
Global Music Rights, LLC	First lien senior secured revolving loan	667	667
Granicus, Inc.	First lien senior secured revolving loan	641	789
H&F Opportunities LUX III S.À R.L (dba Checkmarx)	First lien senior secured revolving loan	16,250	16,250
Hercules Borrower, LLC (dba The Vincit Group)	First lien senior secured revolving loan	19,800	18,685
HGH Purchaser, Inc. (dba Horizon Services)	First lien senior secured delayed draw term loan	—	3,824
HGH Purchaser, Inc. (dba Horizon Services)	First lien senior secured revolving loan	165	6,520
Hissho Sushi Merger Sub, LLC	First lien senior secured revolving loan	70	56
Hyland Software, Inc.	First lien senior secured revolving loan	2,520	—
Hometown Food Company	First lien senior secured revolving loan	—	3,388
Ideal Image Development, LLC	First lien senior secured delayed draw term loan	—	1,463
Ideal Image Development, LLC	First lien senior secured revolving loan	—	1,829
Ideal Tridon Holdings, Inc.	First lien senior secured revolving loan	1,829	2,536
IG Investments Holdings, LLC (dba Insight Global)	First lien senior secured revolving loan	3,974	2,384
Indigo Buyer, Inc. (dba Inovar Packaging Group)	First lien senior secured delayed draw term loan	—	250
Indigo Buyer, Inc. (dba Inovar Packaging Group)	First lien senior secured revolving loan	83	83
BradyIFS Holdings, LLC (fka Individual Foodservice Holdings, LLC)	First lien senior secured revolving loan	19,291	21,567
Ocala Bidco, Inc.	First lien senior secured delayed draw term loan	18,988	18,988
Integrity Marketing Acquisition, LLC	First lien senior secured loan	58,538	—
Integrity Marketing Acquisition, LLC	First lien senior secured revolving loan	13,533	14,832
Intelerad Medical Systems Incorporated (fka 11849573 Canada Inc.)	First lien senior secured revolving loan	2,464	—
Interoperability Bidco, Inc. (dba Lyniate)	First lien senior secured revolving loan	3,686	1,522
Kaseya Inc.	First lien senior secured delayed draw term loan	1,065	1,134
Kaseya Inc.	First lien senior secured revolving loan	850	1,134
Lightbeam Bidco, Inc. (dba Lazer Spot)	First lien senior secured delayed draw term loan	595	—
Lightbeam Bidco, Inc. (dba Lazer Spot)	First lien senior secured revolving loan	413	26,833
Lignetics Investment Corp.	First lien senior secured delayed draw term loan	—	3,922

Company	Investment	September 30, 2023	December 31, 2022
Lignetics Investment Corp.	First lien senior secured revolving loan	157	1,882
Litera Bidco LLC	First lien senior secured revolving loan	5,738	4,160
Mario Purchaser, LLC (dba Len the Plumber)	First lien senior secured delayed draw term loan	3,729	4,880
Mario Purchaser, LLC (dba Len the Plumber)	First lien senior secured revolving loan	1,381	1,381
Medline Borrower, LP	First lien senior secured revolving loan	7,190	7,190
MHE Intermediate Holdings, LLC (dba OnPoint Group)	First lien senior secured revolving loan	7,146	13,361
Milan Laser Holdings LLC	First lien senior secured revolving loan	2,078	2,078
MINDBODY, Inc.	First lien senior secured revolving loan	6,071	6,071
Ministry Brands Holdings, LLC	First lien senior secured delayed draw term loan	190	226
Ministry Brands Holdings, LLC	First lien senior secured revolving loan	37	34
National Dentex Labs LLC (fka Barracuda Dental LLC)	First lien senior secured revolving loan	3,980	171
Natural Partners, LLC	First lien senior secured revolving loan	68	68
Nelipak Holding Company	First lien senior secured USD revolving loan	7,371	6,299
Nelipak Holding Company	First lien senior secured EUR revolving loan	6,006	4,481
NMI Acquisitionco, Inc. (dba Network Merchants)	First lien senior secured delayed draw term loan	—	3,077
NMI Acquisitionco, Inc. (dba Network Merchants)	First lien senior secured revolving loan	1,652	1,652
Norvax, LLC (dba GoHealth)	First lien senior secured revolving loan	12,273	12,273
Notorious Topco, LLC (dba Beauty Industry Group)	First lien senior secured delayed draw term loan	6,385	6,385
Notorious Topco, LLC (dba Beauty Industry Group)	First lien senior secured revolving loan	8,939	7,981
OB Hospitalist Group, Inc.	First lien senior secured revolving loan	8,281	9,897
Ole Smoky Distillery, LLC	First lien senior secured revolving loan	116	116
Pacific BidCo Inc.	First lien senior secured delayed draw term loan	3,436	3,436
Patriot Acquisition TopCo S.A.R.L (dba Corza Health, Inc.)	First lien senior secured revolving loan	13,538	10,637
PCF Holdco, LLC (dba PCF Insurance Services)	Series A Preferred Units	5,825	—
Peter C. Foy & Associates Insurance Services, LLC (dba PCF Insurance Services)	First lien senior secured revolving loan	6,161	6,161
Ping Identity Holding Corp.	First lien senior secured revolving loan	91	91
Plasma Buyer LLC (dba PathGroup)	First lien senior secured delayed draw term loan	176	176
Plasma Buyer LLC (dba PathGroup)	First lien senior secured revolving loan	61	76
Pluralsight, LLC	First lien senior secured revolving loan	2,326	3,118
PPV Intermediate Holdings, LLC	First lien senior secured delayed draw term loan	57	110
PPV Intermediate Holdings, LLC	First lien senior secured revolving loan	67	49
Project Power Buyer, LLC (dba PEC-Veriforce)	First lien senior secured revolving loan	3,188	3,188
PS Operating Company LLC (fka QC Supply, LLC)	First lien senior secured revolving loan	1,324	1,159
QAD, Inc.	First lien senior secured revolving loan	3,429	3,429
Quva Pharma, Inc.	First lien senior secured revolving loan	3,120	2,080
Relativity ODA LLC	First lien senior secured revolving loan	7,333	7,333
KRIV Acquisition Inc. (dba Riveron)	First lien senior secured delayed draw term loan	945	—
KRIV Acquisition Inc. (dba Riveron)	First lien senior secured revolving loan	853	—
SailPoint Technologies Holdings, Inc.	First lien senior secured revolving loan	4,358	4,358
Sara Lee Frozen Bakery, LLC (fka KSLB Holdings, LLC)	First lien senior secured revolving loan	1,800	1,980
Securonix, Inc.	First lien senior secured revolving loan	153	153
Sensor Technology Topco, Inc. (dba Humanetics)	First lien senior secured revolving loan	3,389	—
SimpliSafe Holding Corporation	First lien senior secured delayed draw term loan	566	772
Smarsh Inc.	First lien senior secured delayed draw term loan	95	95

Company	Investment	September 30, 2023	December 31, 2022
Smarsh Inc.	First lien senior secured revolving loan	8	48
Sonny's Enterprises, LLC	First lien senior secured delayed draw term loan	1,000	—
Sonny's Enterprises, LLC	First lien senior secured revolving loan	17,969	17,969
Spotless Brands, LLC	First lien senior secured revolving loan	1,305	1,305
Summit Acquisition Inc. (dba K2 Insurance Services)	First lien senior secured delayed draw term loan	178	—
Summit Acquisition Inc. (dba K2 Insurance Services)	First lien senior secured revolving loan	89	—
Swipe Acquisition Corporation (dba PLI)	First lien senior secured delayed draw term loan	6,228	6,228
Swipe Acquisition Corporation (dba PLI)	Letter of Credit	7,118	7,118
SWK BUYER, Inc. (dba Stonewall Kitchen)	First lien senior secured delayed draw term loan	—	175
SWK BUYER, Inc. (dba Stonewall Kitchen)	First lien senior secured revolving loan	25	46
Tahoe Finco, LLC	First lien senior secured revolving loan	9,244	9,244
Tall Tree Foods, Inc.	First lien senior secured delayed draw term loan	1,500	—
Tamarack Intermediate, L.L.C. (dba Verisk 3E)	First lien senior secured revolving loan	117	116
Tempo Buyer Corp. (dba Global Claims Services)	First lien senior secured delayed draw term loan	308	308
Tempo Buyer Corp. (dba Global Claims Services)	First lien senior secured revolving loan	95	141
The Shade Store, LLC	First lien senior secured revolving loan	509	655
THG Acquisition, LLC (dba Hilb)	First lien senior secured revolving loan	6,695	8,608
Thunder Purchaser, Inc. (dba Vector Solutions)	First lien senior secured delayed draw term loan	—	7,018
Thunder Purchaser, Inc. (dba Vector Solutions)	First lien senior secured revolving loan	603	2,522
Troon Golf, L.L.C.	First lien senior secured revolving loan	21,622	21,622
Ultimate Baked Goods Midco, LLC	First lien senior secured revolving loan	9,946	7,335
Unified Women's Healthcare, LP	First lien senior secured delayed draw term loan	—	33
Unified Women's Healthcare, LP	First lien senior secured revolving loan	68	88
USRP Holdings, Inc. (dba U.S. Retirement and Benefits Partners)	First lien senior secured revolving loan	4,239	4,239
Valence Surface Technologies LLC		49	49
Velocity HoldCo III Inc. (dba VelocityEHS)	First lien senior secured revolving loan	1,005	1,072
Walker Edison Furniture Company LLC	First lien senior secured delayed draw term loan	2,248	—
When I Work, Inc.	First lien senior secured revolving loan	925	925
Wingspire Capital Holdings LLC	LLC Interest	44,855	35,855
WU Holdco, Inc. (dba Weiman Products, LLC)	First lien senior secured revolving loan	6,914	9,219
Zendesk, Inc.	First lien senior secured delayed draw term loan	17,352	17,352
Zendesk, Inc.	First lien senior secured revolving loan	7,145	7,145
Total Unfunded Portfolio Company Commitments		$812,519	$926,091
We seek to carefully consider our unfunded portfolio company commitments for the purpose of planning our ongoing financial leverage. Further, we consider any outstanding unfunded portfolio company commitments we are required to fund within the 150% asset coverage limitation. As of September 30, 2023, we believed we had adequate financial resources to satisfy the unfunded portfolio company commitments.

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
On November 1, 2022, the Board approved a repurchase program (the “2022 Repurchase Program”) under which we may repurchase up to $150 million of our outstanding common stock. Under the 2022 Stock Repurchase Program, purchases may be made at management’s discretion from time to time in open-market transactions, in accordance with all applicable securities laws and regulations. Unless extended by the Board, the 2022 Stock Repurchase Program will terminate 18-months from the date it was approved. Since the 2022 Repurchase Program’s inception, Goldman, Sachs & Co., as agent, has repurchased 4,090,138 shares of our common stock pursuant to the 2022 Stock Repurchase Plan for approximately $50.0 million as of September 30, 2023.
From time to time, we may become a party to certain legal proceedings incidental to the normal course of its business. At September 30, 2023, we were not aware of any material pending or threatened litigation that would require accounting recognition or financial statement disclosure.
Contractual Obligations
The table below presents a summary of our contractual payment obligations under our credit facilities as of September 30, 2023:

	Payments Due by Period
($ in millions)	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
Revolving Credit Facility	$1,795.0	$—	$15.0	$1,780.0	$—
SPV Asset Facility II	250.0	—	—	—	250.0
CLO I	386.8	—	—	—	386.8
CLO II	260.0	—	—	—	260.0
CLO III	260.0	—	—	—	260.0
CLO IV	292.5	—	—	—	292.5
CLO V	509.6	—	—	—	509.6
CLO VI	260.0	—	—	—	260.0
CLO VII	239.2	—	—	—	239.2
CLO X	260.0	—	—	—	260.0
2024 Notes	400.0	400.0		—	—
2025 Notes	425.0	—	425.0	—	—
July 2025 Notes	500.0	—	500.0	—	—
2026 Notes	500.0	—	500.0	—	—
July 2026 Notes	1,000.0	—	1,000.0	—	—
2027 Notes	500.0	—	—	500.0	—
2028 Notes	850.0	—	—	850.0	—
Total Contractual Obligations	$8,688.1	$400.0	$2,440.0	$3,130.0	$2,718.1
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
Financial and Derivative Instruments
Rule 18f-4 was adopted by the SEC in December 2020 and became effective in August 2022. Rule 18f-4 requires BDCs that use derivatives to, among other things, comply with a value-at-risk leverage limit, adopt a derivatives risk management program, and implement certain testing and board reporting procedures. Rule 18f-4 exempts BDCs that qualify as “limited derivatives users” from the aforementioned requirements, provided that these BDCs adopt written policies and procedures that are reasonably designed to manage the BDC’s derivatives risks and comply with certain recordkeeping requirements. Rule 18f-4 provides that a BDC may enter into an unfunded commitment agreement that is not a derivatives transaction, such as an agreement to provide financing to a portfolio company, if the BDC has, among other things, a reasonable belief, at the time it enters into such an agreement, that it will have sufficient cash and cash equivalents to meet its obligations with respect to all of its unfunded commitment agreements, in each case as it becomes due. Pursuant to Rule 18f-4, when we trade reverse repurchase agreements or similar financing transactions, including certain tender option bonds, we need to aggregate the amount of any other senior securities representing indebtedness (e.g., bank borrowings, if applicable) when calculating our asset coverage ratio. The Company currently qualifies as a “limited derivatives user” and expects to continue to do so. The Company adopted a derivatives policy by Rule 18f-4’s August 2022 compliance date, and complies with the recordkeeping requirements.
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
Recent Developments
On November 7, 2023, our Board declared a fourth quarter dividend of $0.35 per share for stockholders of record as of December 29, 2023, payable on or before January 12, 2024 and a third quarter supplemental of $0.08 per share for stockholders of record as of November 30, 2023, payable on or before December 15, 2023.

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
As of September 30, 2023, 97.7% of our debt investments based on fair value were floating rates. Additionally, the weighted average floor, based on fair value, of our debt investments was 0.8% and the majority of our debt investments have a floor of 1.0%. The Revolving Credit Facility and SPV Asset Facility II bear interest at variable interest rates with a floor of 0%. The 2024 Notes, 2025 Notes, July 2025 Notes, 2026 Notes, July 2026 Notes, 2027 Notes, and 2028 Notes bear interest at fixed rates. The 2024 Notes and 2027 Notes are hedged against interest rate swaps instruments. CLO IV, CLO VI and CLO X bear interest at variables rates. CLO I, CLO II, CLO III, CLO V and CLO VII bear interest at fixed and variable rates.
Based on our Consolidated Statements of Assets and Liabilities as of September 30, 2023, the following table shows the annualized impact on net income of hypothetical base rate changes in interest rates on our debt investments (considering interest rate floors for floating rate instruments) assuming each floating rate investment is subject to 3-month reference rate election and there are no changes in our investment and borrowing structure:

($ in millions)	Interest Income	Interest Expense(1)	Net Income(2)
Up 300 basis points	$328,976	$111,745	$217,231
Up 200 basis points	219,317	74,496	144,821
Up 100 basis points	109,659	37,248	72,411
Down 100 basis points	(109,659)	(37,248)	(72,411)
Down 200 basis points	(219,317)	(74,496)	(144,821)
Down 300 basis points	(328,976)	(111,745)	(217,231)
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
Credit Risk
We generally endeavor to minimize our risk of exposure by limiting to reputable financial institutions the counterparties with which we enter into financial transactions. As of September 30, 2023 and December 31, 2022, we held the majority of our cash balances with a single highly rated money center bank and such balances are in excess of Federal Deposit Insurance Corporation insured limits. We seek to mitigate this exposure by monitoring the credit standing of these financial institutions.
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
(b) Changes in Internal Controls Over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities.
Other than the shares issued pursuant to our dividend reinvestment plan, we did not sell any unregistered equity securities, except as previously disclosed in certain 8-Ks filed with the SEC.

In the third quarter 2023, pursuant to our dividend reinvestment plan, we purchased 606,079 shares of our common stock in the open market, at a weighted average price of $12.85 per share, for distribution to stockholders of record as ofJune 30, 2023 and August 31, 2023 for the second quarter dividend and supplemental second quarter dividend, respectively, that did not opt out of our dividend reinvestment plan in order to satisfy the reinvestment portion of our dividends.
The following provides information regarding purchases of the Company’s common stock by Goldman Sachs & Co., as agent, pursuant to the 2022 Stock Repurchase Program. Repurchases under the 2022 Stock Repurchase Program for the following period:

Period ($ in millions, except share and per share amounts)	Total Number of Shares Repurchased	Average Price Paid per Share	Approximate Dollar Value of Shares that have been Purchased Under the Plans	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan
January 1, 2023 - January 31, 2023	1,493,034	$12.19	$18.2	$115.9
February 1, 2023 - February 28, 2023	29,154	$12.98	$0.4	$115.5
March 1, 2023 - March 31, 2023	278,419	$12.61	$3.5	$112.0
April 1, 2023 - April 30, 2023	687,545	$12.65	$8.7	$103.3
May 1, 2023 - May 31, 2023	190,355	$12.53	$2.4	$100.9
June 1, 2023 - June 30, 2023	65,305	$13.50	$0.9	$100.0
July 1, 2023 - June 31, 2023	—	$—	—	$100.0
August 1, 2023 - August 31, 2023	—	$—	—	$100.0
September 1, 2023 - September 30, 2023	—	$—	—	$100.0
Total	2,743,812		$34.1
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Diversified Lending Investment Committee
The Adviser's investment team (the “Investment Team”) is led by Douglas I. Ostrover, Marc S. Lipschultz and Craig W. Packer and is supported by certain members of the Adviser's senior executive team and the Diversified Lending Investment Committee. The Adviser’s Diversified Lending Investment Committee is comprised of Douglas I. Ostrover, Marc S. Lipschultz, Craig W. Packer, Alexis Maged, Jeff Walwyn and, effective December 1, 2023, Patrick Linnemann, Meenal Mehta and Logan Nicholson.
Patrick Linnemann is a Managing Director at Blue Owl, a member of the Adviser’s Investment Team and, effective December 1, 2023, a member of the Adviser’s Diversified Lending Investment Committee. Mr. Linnemann is also a Portfolio Manager for certain funds in Blue Owl’s Diversified Lending strategy, including Blue Owl Diversified Lending Fund. Before joining Blue Owl, Mr. Linnemann was a Vice President at Angel Island Capital, the credit investment platform of Golden Gate Capital, from 2015 to 2016, where he focused on sourcing and evaluating credit investments. Before that, Mr. Linnemann was Vice President of the Leveraged Finance Capital Markets Group at Goldman Sachs & Co. in New York from 2006 to 2015. Mr. Linnemann received a BA in Economics from the University of Pennsylvania.
Meenal Mehta is a Managing Director at Blue Owl, a member of the Adviser’s Investment Team and, effective December 1, 2023, a member of the Adviser’s Diversified Lending Investment Committee. Ms. Mehta is also a Co-Head of Underwriting for the Adviser’s Investment Team. Before joining Blue Owl, Ms. Mehta was a Managing Director at Antares Capital, a direct lender to middle market firms based in New York. Prior to that, Ms. Mehta was a Vice President at GE Capital. Ms. Mehta began her career as a Manager at L&T Finance Limited, Mumbai India in the Treasury Group. Ms. Mehta received a BS in Commerce and Economics from Sydenham College, Mumbai University, a MS in Management Studies with a specialization in Finance from NMIMS, Mumbai University and an MBA from Goizueta Business School, Emory University.

Logan Nicholson is a Managing Director at Blue Owl, a member of the Adviser’s Investment Team and, effective December 1, 2023, a member of the Adviser’s Diversified Lending Investment Committee. Mr. Nicholson is also a Portfolio Manager for certain funds in Blue Owl’s Diversified Lending strategy, including the Company, Blue Owl Capital Corporation II, Blue Owl Capital Corporation III and Blue Owl Credit Income Corporation. Before joining Blue Owl, Mr. Nicholson was a Co-Founder and Partner at Brinley Partners, a startup private credit asset manager. Previously, Mr. Nicholson spent 18 years at Goldman Sachs & Co., where he was most recently a Managing Director and Head of U.S Leveraged Finance Capital Markets. During his time at Goldman Sachs, he was responsible for structuring, risk management and distribution of capital commitments for both Leveraged Loans and High Yield bonds, and he was also appointed as a member of the LSTA Board of Directors. Additionally, Mr. Nicholson spent a year in a leadership role at healthcare firm Humana Inc., where he was Senior Vice President of Corporate Development and responsible for all M&A activity. Mr. Nicholson earned a B.S. in Systems Engineering with a double major in Economics from the University of Virginia.
Rule 10b5-1 Trading Plans
During the fiscal quarter ended September 30, 2023, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

Item 6. Exhibits, Financial Statement Schedules

Exhibit Number	Description of Exhibits
3.1	Articles of Amendment and Restatement, dated March 1, 2016, as amended June 22, 2023 (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q, filed on August 9, 2023).
3.2	Amended and Restated Bylaws, dated July 6, 2023 (incorporated by reference to Exhibit 3.2 to the Company's Current Report on Form 8-K, filed on June 22, 2023).
10.1
License Agreement, dated as of July 6, 2023, between Blue Owl Capital Corporation and Blue Owl Capital Holdings LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on July 6, 2023).

10.2
Second Supplemental Indenture, dated as of July 18, 2023, by and among Owl Rock CLO II, Ltd., as Issuer, Owl Rock CLO II, LLC, as Co-Issuer, and State Street Bank and Trust Company, as Trustee (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on July 19, 2023).

10.3
Supplemental Indenture, dated as of July 18, 2023, by and among Owl Rock CLO III, Ltd., as Issuer, Owl Rock CLO III, LLC, as Co-Issuer, and State Street Bank and Trust Company, as Trustee (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on July 19, 2023).

10.4
Second Supplemental Indenture, dated as of July 18, 2023, by and among Owl Rock CLO IV, Ltd., as Issuer, Owl Rock CLO IV, LLC, as Co-Issuer, and State Street Bank and Trust Company, as Trustee (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed on July 19, 2023).

10.5
Supplemental Indenture, dated as of July 18, 2023, by and among Owl Rock CLO VI, Ltd., as Issuer, Owl Rock CLO VI, LLC, as Co-Issuer, and State Street Bank and Trust Company, as Trustee (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed on July 19, 2023).

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

Blue Owl Capital Corporation

Date: November 8, 2023	By:	/s/ Craig W. Packer
Craig W. Packer
Chief Executive Officer and Director

Blue Owl Capital Corporation

Date: November 8, 2023	By:	/s/ Jonathan Lamm
Jonathan Lamm
Chief Operating Officer and Chief Financial Officer