Form 10-Q/A
period 2023-09-30
Blue Owl Capital Corp
filed 2023-11-09
CIK 1655888

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________
FORM 10-Q/A

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

1

EXPLANATORY NOTE

Blue Owl Capital Corporation (the “Company”) is filing this Amendment No.1 (this “Amendment”) to its quarterly report on Form 10-Q for the quarter ended September 30, 2023, originally filed with the Securities and Exchange Commission on November 8, 2023 (the “Original Filing”), for the sole purpose of adding the iXBRL to the Original Filing which was inadvertently omitted. No changes have been made to the financial statements or any other disclosures contained in the Original Filing. This Amendment does not modify or update, in any way, disclosures made in the Original Filing.
2

3

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

Blue Owl Capital Corporation

Date: November 9, 2023	By:	/s/ Craig W. Packer
Craig W. Packer
Chief Executive Officer and Director

Blue Owl Capital Corporation

Date: November 9, 2023	By:	/s/ Jonathan Lamm
Jonathan Lamm
Chief Operating Officer and Chief Financial Officer