Form 10-K
period 2023-12-31
Blue Owl Capital Corp
filed 2024-02-21
CIK 1655888

Table of Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________________________________
FORM 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of the common stock held by non-affiliates of the registrant on June 30, 2023 based on the closing price on that date of $13.42 on The New York Stock Exchange, was approximately $5,230,215,183.
The number of shares of the registrant’s common stock $0.01 par value per share, outstanding at February 21, 2024 was 389,732,868.

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
•the impact of elevated interest and inflation rates, ongoing supply chain and labor market disruptions, including those as a result of strikes, work stoppages or accidents, instability in the U.S. and international banking systems, and the risk of recession or a shutdown of government services could impact our business prospects and the prospects of our portfolio companies;
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
•our ability to qualify for and maintain our tax treatment as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”), and as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”);
•the impact that environmental, social and governance matters could have on our brand and reputation and our portfolio companies;
•the effect of legal, tax and regulatory changes;
•the impact of information technology system failures, data security breaches, data privacy compliance, network disruptions, and cybersecurity attacks, and the increasing use of artificial intelligence and machine learning technology:
•the impact of geo-political conditions, including revolution, insurgency, terrorism or war, including those arising out of the ongoing war between Russia and Ukraine and the escalated conflict in the Middle-East, including the Israel-Hamas conflict, and general uncertainty surrounding the financial and political stability of the United States, the United Kingdom, the European Union and China, on financial market volatility, global economic markets, and various markets for commodities globally such as oil and natural gas; and
•other risks, uncertainties and other factors previously identified in the reports and other documents we have filed with the Securities and Exchange Commission (“SEC”).
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

PART I
Item 1. Business
Our Company
Blue Owl Capital Corporation was formed on October 15, 2015 as a corporation under the laws of the State of Maryland. We are a specialty finance company focused on lending to U.S. middle-market companies. Since its inception in April 2016 through December 31, 2023, our Adviser and its affiliates have originated $90.6 billion aggregate principal amount of investments, of which $86.9 billion of aggregate principal amount of investments prior to any subsequent exits or repayments, was retained by either us or a fund advised by our Adviser or its affiliates. Our capital will be used by our portfolio companies to primarily support growth, acquisitions, market or product expansion, refinancings and/or recapitalizations.
On July 22, 2019, we closed our initial public offering (“IPO”) and our common stock began trading on the New York Stock Exchange (“NYSE”) on July 18, 2019. Since July 6, 2023, our common stock trades on the NYSE under the symbol "OBDC."
We define “middle market companies” to generally mean companies with earnings before interest expense, income tax expense, depreciation and amortization (“EBITDA”) between $10 million and $250 million annually, and/or annual revenue of $50 million to $2.5 billion at the time of investment. We may on occasion invest in smaller or larger companies if an attractive opportunity presents itself, especially when there are dislocations in the capital markets, including the high yield and syndicated loan markets. Our target credit investments will typically have maturities between three and ten years and generally range in size between $20 million and $250 million. The investment size will vary with the size of our capital base. As of December 31, 2023, excluding certain investments that fall outside of our typical borrower profile, our portfolio companies representing 83.2% of our total debt portfolio based on fair value, had weighted average annual revenue of $932 million and weighted average annual EBITDA of $204 million.
We invest in senior secured or unsecured loans, subordinated loans or mezzanine loans and, to a lesser extent, equity and equity-related securities including warrants, preferred stock and similar forms of senior equity, which may or may not be convertible into a portfolio company’s common equity. Our investment objective is to generate current income and, to a lesser extent, capital appreciation by targeting investment opportunities with favorable risk-adjusted returns. We may hold our investments directly or through special purpose vehicles. While we believe that current market conditions favor extending credit to middle market companies in the United States, our investment strategy is intended to generate favorable returns across credit cycles with an emphasis on preserving capital. As of December 31, 2023, based on fair value, our portfolio consisted of 68.1% first lien debt investments, 14.0% second-lien debt investments, 2.3% unsecured debt investments, 2.7% joint ventures, 3.4% preferred equity investments and 9.5% common equity investments. As of December 31, 2023, 97.4% of our debt investments based on fair value are floating rate in nature and subject to interest rate floors. As of December 31, 2023, we had investments in 193 portfolio companies, with an average investment size in each of our portfolio companies of approximately $65.9 million based on fair value.
As of December 31, 2023, our portfolio was invested across 29 different industries. The largest industry in our portfolio as of December 31, 2023 was internet software and services, which represented, 11.8% of our total portfolio, based on fair value.
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
We are advised by the Adviser pursuant to an investment advisory agreement. The Adviser is an indirect affiliate of Blue Owl Capital Inc. ("Blue Owl") (NYSE: OWL) and part of Blue Owl’s Credit platform, which focuses on direct lending. To achieve our investment objective, we will leverage Blue Owl's, and, in particular, the Adviser’s investment team’s extensive network of relationships with other sophisticated institutions to source, evaluate and, as appropriate, partner with on transactions. There are no assurances that we will achieve our investment objective.

We may borrow money from time to time if immediately after such borrowing, the ratio of our total assets (less total liabilities other than indebtedness represented by senior securities) to our total indebtedness represented by senior securities plus preferred stock, if any, is at 150%. This means that generally, we can borrow up to $2 for every $1 of investor equity.
We currently have in place a senior secured revolving credit facility and a special purpose vehicle asset credit facility, and in the future may enter into additional credit facilities. In addition, we have outstanding unsecured notes, which were issued in registered offerings and in the future may issue additional unsecured notes. We have also entered into eight term debt securitization transactions, also known as collateralized loan obligation transactions and in the future may enter into additional collateralized loan obligation transactions. We expect to use our credit facilities and other borrowings, along with proceeds from the rotation of our portfolio, to finance our investment objectives. See “— Regulation as a Business Development Company” for discussion of BDC regulation and other regulatory considerations. See “ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — Debt.”
The Adviser and Administrator – Blue Owl Capital Advisors LLC
Blue Owl Capital Advisors LLC serves as our investment adviser pursuant to an amended and restated investment advisory agreement between us and the Adviser (the "Investment Advisory Agreement"). See “Investment Advisory Agreement” below. The Adviser also serves as our Administrator pursuant to an amended and restated administration agreement between us and the Adviser. See “Administration Agreement” below. The Adviser is a Delaware limited liability company that is registered with the SEC as an investment adviser under the Investment Advisers Act of 1940, as amended (the “Advisers Act”). The Adviser is an indirect affiliate of Blue Owl and part of Blue Owl’s Credit platform, which focuses on direct lending. Blue Owl consists of three investment platforms: (1) Credit, which focuses on direct lending, (2) GP Strategic Capital, which focuses on providing capital to institutional alternative asset managers, and (3) Real Estate, which focuses on triple net lease real estate strategies. Blue Owl's Credit platform is comprised of the Adviser, Blue Owl Technology Credit Advisors LLC (“OTCA”), Blue Owl Technology Credit Advisors II LLC ("OTCA II"), Blue Owl Capital Private Fund Advisors LLC (“OPFA”) and Blue Owl Diversified Credit Advisors LLC (“ODCA" and together with the Adviser, OTCA, OTCA II, and OPFA, the “Blue Owl Credit Advisers”), which are also registered investment advisers.
Blue Owl’s Credit platform is led by its three co-founders, Douglas I. Ostrover, Marc S. Lipschultz and Craig W. Packer. The Adviser’s investment team (the “Investment Team”) is also led by Douglas I. Ostrover, Marc S. Lipschultz and Craig W. Packer and is supported by certain members of the Adviser’s senior executive team and Blue Owl’s Credit platform’s investment committees. Blue Owl's Credit platform has four investment committees, each of which focuses on a specific investment strategy (Diversified Lending, Technology Lending, First Lien Lending and Opportunistic Lending). Douglas I. Ostrover, Marc S. Lipschultz, Craig W. Packer and Alexis Maged sit on each of Blue Owl’s Credit platform’s investment committees. In addition to Messrs. Ostrover, Lipschultz, Packer and Maged, the Diversified Lending Investment Committee is comprised of Jeff Walwyn, Patrick Linnemann, Meenal Mehta and Logan Nicholson. The Investment Team, under the Diversified Lending Investment Committee’s supervision, sources investment opportunities, conducts research, performs due diligence on potential investments, structures the Company’s investments and monitors the Company’s portfolio companies on an ongoing basis. Subject to the overall supervision of the Board, the Adviser manages our day-to-day operations, and provides investment advisory and management services to us.
As of December 31, 2023, the Blue Owl Credit Advisers managed $84.6 billion in assets under management (“AUM”). The Blue Owl Credit Advisers focus on direct lending to middle market companies primarily in the United States across the following four investment strategies which are offered through BDCs, private funds and separately managed accounts:

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
	The diversified lending strategy is primarily offered through four BDCs: the Company, Blue Owl Capital Corporation II (“OBDC II”), Blue Owl Capital Corporation III (“OBDC III”) and Blue Owl Credit Income Corp. (“OCIC”).	As of December 31, 2023, the diversified lending strategy had $49.3 billion of assets under management.

Strategy	Funds	Assets Under Management
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

The technology lending strategy is primarily offered through three BDCs: Blue Owl Technology Finance Corp. (“OTF”), Blue Owl Technology Income Corp. ("OTIC") and Blue Owl Technology Finance Corp. II (“OTF II” and together with the Company, OBDC II, OBDC III, OCIC, OTF and OTIC, the “Blue Owl BDCs”).
As of December 31, 2023, the technology lending strategy had $20.0 billion of assets under management.
First Lien Lending. The first lien lending strategy seeks to realize current income with an emphasis on preservation of capital primarily through originating primary transactions in and, to a lesser extent, secondary transactions of first lien senior secured loans in or related to middle market businesses based primarily in the United States.
	The first lien lending strategy is offered through private funds and separately managed accounts.	As of December 31, 2023, the first lien lending strategy had $3.6 billion of assets under management.
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
	The opportunistic lending strategy is offered through private funds and separately managed accounts.	As of December 31, 2023, the opportunistic lending strategy had $2.4 billion of assets under management.

We refer to the Blue Owl BDCs and the private funds and separately managed accounts managed by the Blue Owl Credit Advisers, as the “Blue Owl Credit Clients.” In addition to the Blue Owl Credit Clients, Blue Owl’s Credit platform includes a liquid credit strategy, which focuses on the management of collateralized loan obligations ("CLOs"). As of December 31, 2023, the liquid credit strategy had $8.2 billion of assets under management. Blue Owl’s Credit platform also employs various other investment strategies to pursue long-term capital appreciation and risk adjusted returns including (i) direct investments in strategic equity assets, with a focus on single-asset GP-led continuation funds, and (ii) mid-to-late-stage biopharmaceutical and healthcare companies. As of December 31, 2023, these strategies had $1.2 billion of assets under management.
Blue Owl Credit Clients may have overlapping objectives with us. The Adviser and its affiliates may face conflicts in the allocation of investment opportunities to us and others. In order to address these conflicts, the Blue Owl Credit Advisers have put in place an investment allocation policy that addresses the allocation of investment opportunities as well as co-investment restrictions under the 1940 Act. See, "ITEM 13. CERTAIN RELATIONS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE."
In addition, we rely on an order for exemptive relief (as amended, the “Order”) that has been granted to our Adviser and its affiliates by the SEC to co-invest with other funds managed by the Adviser or its affiliates in a manner consistent with our investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors. Pursuant to such exemptive relief, we generally are permitted to co-invest with certain of our affiliates if a “required majority” (as defined in Section 57(o) of the 1940 Act) of our independent directors make certain conclusions in connection with a co-investment transaction, including that (1) the terms of the transaction, including the consideration to be paid, are reasonable and fair to us and our shareholders and do not involve overreaching by us or our shareholders on the part of any person concerned, (2) the transaction is consistent with the interests of our shareholders and is consistent with our investment objective and strategies, (3) the investment by our affiliates would not disadvantage us, and our participation would not be on a basis different from or less advantageous than that on which our affiliates are investing and (4) the proposed investment by us would not benefit the Adviser or its affiliates or any affiliated person of any of them (other than parties to the transaction), except to the extent permitted by the exemptive relief and applicable law, including the limitations set forth in Section 57(k) of the 1940 Act.
The Blue Owl Credit Advisers’ allocation policy incorporates the conditions of the Order. As a result of the Order, there could be significant overlap in our investment portfolio and the investment portfolio of the Blue Owl Credit Clients that could avail themselves of the exemptive relief and that have an investment objective similar to ours. In addition, we have received an amendment to the Order to permit us to participate in follow-on investments in our existing portfolio companies with certain affiliates that are private funds, even if such private funds did not have an investment in such existing portfolio company. See “Item 1A. Risk Factors —Risks Related to our Adviser and its Affiliates — Our Adviser or its affiliates may have incentives to favor their respective other accounts and clients and/or Blue Owl over us, which may result in conflicts of interest that could be harmful to us.
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
Limited Availability of Capital for Middle-Market Companies. The middle market is a large addressable market. According to GE Capital’s National Center for the Middle Market Year-End 2023 Middle Market Indicator, there are approximately 200,000 U.S. middle market companies, which have approximately 48 million aggregate employees. Moreover, the U.S. middle market accounts for one-third of private sector gross domestic product (“GDP”). GE defines U.S. middle market companies as those between $10 million and $1 billion in annual revenue, which we believe has significant overlap with our definition of U.S. middle market companies.We believe U.S. middle market companies will continue to require access to debt capital to refinance existing debt, support growth and finance acquisitions.We believe that regulatory and structural factors, industry consolidation and general risk aversion, limit the amount of traditional financing available to U.S. middle-market companies. We believe that many commercial and investment banks have, in recent years, de-emphasized their service and product offerings to middle-market businesses in favor of lending to large corporate clients and managing capital markets transactions. In addition, these lenders may be constrained in their ability to underwrite and hold bank loans and high yield securities for middle-market issuers as they seek to meet existing and future regulatory capital requirements. We also believe that there is a lack of market participants that are willing to hold meaningful amounts of certain middle-market loans. As a result, we believe our ability to minimize syndication risk for a company seeking financing by being able to hold its loans without having to syndicate them, coupled with reduced capacity of traditional lenders to serve the middle-market, present an attractive opportunity to invest in middle-market companies.
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
Secular Trends Supporting Growth for Private Credit. We believe that periods of market volatility, such as the current period of market volatility caused , in part, by elevated inflation and interest rates, and current geopolitical conditions have accentuated the advantages of private credit. The availability of capital in the liquid credit market is highly sensitive to market conditions whereas we believe private lending has proven to be a stable and reliable source of capital through periods of volatility. We believe the opportunity set for private credit will continue to expand even after the public markets reopen to normal levels. Financial sponsors and companies today are familiar with direct lending and have seen firsthand the strong value proposition that a private solution can offer. Scale, certainty of execution and flexibility all provide borrowers with a compelling alternative to the syndicated and high yield markets. Based on our experience, there is an emerging trend where higher quality credits that have traditionally been issuers in the syndicated and high yield markets are increasingly seeking private solutions independent of credit market conditions. In our view, this is supported by financial sponsors wanting to work with collaborative financing partners that have scale and breadth of capabilities. We believe the large amount of uninvested capital held by funds of private equity firms broadly, estimated by Preqin Ltd., an alternative assets industry data and research company, to be $2.7 trillion as of December 31, 2023, will continue to drive deal activity. We expect that private equity sponsors will continue to pursue acquisitions and leverage their equity investments with secured loans provided by companies such as us.
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
Experienced Team with Expertise Across all Levels of the Corporate Capital Structure. The members of the Diversified Lending Investment Committee have an average of over 25 years of experience in private lending and investing at all levels of a company’s capital structure, particularly in high yield securities, leveraged loans, high yield credit derivatives and distressed securities, as well as experience in operations, corporate finance, mergers and acquisitions, and workout restructuring. The members of the Diversified Lending Investment Committee have diverse backgrounds with investing experience through multiple business and credit cycles. Moreover, certain members of the Diversified Lending Investment Committee and other executives and employees of the Adviser and its affiliates have operating and/or investing experience on behalf of business development companies. We believe this experience provides the Adviser with an in-depth understanding of the strategic, financial and operational challenges and opportunities of middle market companies and will afford it numerous tools to manage risk while preserving the opportunity for attractive risk-adjusted returns on our investments and offering a diverse product set to help meet borrowers' needs.
Distinctive Origination Platform. To date, a substantial majority of our investments have been sourced directly. We believe that our origination platform provides us the ability to originate investments without the assistance of investment banks or other traditional Wall Street intermediaries.
The Investment Team includes more than 115 investment professionals and is responsible for originating, underwriting, executing and managing the assets of our direct lending transactions and for sourcing and executing opportunities directly. The Investment Team has significant experience as transaction originators and building and maintaining strong relationships with private equity sponsors and companies. In addition, we believe that as a result of the formation of Blue Owl the investment team has enhanced sourcing capabilities because of their ability to utilize Blue Owl’s resources and its relationships with the financial sponsor community and service providers, which we believe may broaden our deal funnel and result in an increased pipeline of deal opportunities.

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
Since its inception in April 2016 through December 31, 2023, the Adviser and its affiliates have reviewed over 9,000 opportunities and sourced potential investment opportunities from more than 700 private equity sponsors and venture capital firms. We believe that the Adviser receives “early looks” and “last looks” based on its and Blue Owl's relationships, allowing it to be highly selective in the transactions it pursues.
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
Established Companies with Positive Cash Flow. We seek to invest in companies with sound historical financial performance and a history of profitability which we believe tend to be well-positioned to maintain consistent cash flow to service and repay their obligations and maintain growth in their businesses or market share in all market conditions, including in the event of a recession. The Adviser typically focuses on upper middle-market companies with a history of profitability on an operating cash flow basis, a high percentage of recurring revenue and with limited cyclicality in their end markets. The Adviser does not intend to invest in start-up companies that have not achieved sustainable profitability and cash flow generation or companies with speculative business plans.
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
Selective Investment Process. After an investment has been identified and preliminary diligence has been completed, a Diversified Lending Investment Committee memorandum is prepared. This report is reviewed by the members of the Investment Team in charge of the potential investment and generally includes information on downside protection, asset coverage and collateral. If these members of the Investment Team are in favor of the potential investment, then a more extensive due diligence process, which may include significant analysis and focus on strategy and potential to recover par in default scenarios, is employed. Additional due diligence with respect to any investment may be conducted on our behalf by attorneys, independent accountants, and other third-party consultants and research firms prior to the closing of the investment, as appropriate on a case-by-case basis.
Structuring and Execution. Approval of an investment requires the approval of a majority of the Diversified Lending Investment Committee. Once the Diversified Lending Investment Committee has determined that a prospective portfolio company is suitable for investment, the Adviser works with the management team of that company and its other capital providers, including senior, junior and equity capital providers, if any, to finalize the structure and terms of the investment. With respect to an investment in broadly syndicated loans, a majority of the Diversified Lending Investment Committee may approve parameters or guidelines pursuant to which the investment may be made.
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
An investment will be placed on the Adviser's credit watch list when select events occur and will only be removed from the watch list with oversight of the Diversified Lending Investment Committee and/or other Blue Owl agent. Once an investment is on the credit watch list, the Adviser works with the borrower prior to payment default to resolve financial stress through amendments, waivers or other alternatives. If a borrower defaults on its payment obligations, the Adviser's focus shifts to capital recovery. If an investment needs to be restructured, the Adviser’s workout team partners with the investment team and all material amendments, waivers and restructurings require the approval of a majority of the Diversified Lending Investment Committee.
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
Debt Investments. The terms of our debt investments are tailored to the facts and circumstances of each transaction. The Adviser negotiates the structure of each investment to protect our rights and manage our risk. We generally invest in the following types of debt:
•First-lien debt. First-lien debt typically is senior on a lien basis to other liabilities in the issuer’s capital structure and has the benefit of a first-priority security interest in assets of the issuer. The security interest ranks above the security interest of any second-lien lenders in those assets. Our first-lien debt may include stand-alone first-lien loans, “unitranche” loans (including “last out” portions of such loans), and secured corporate bonds with similar features to these categories of first-lien loans. As of December 31, 2023, 65% of our first lien debt was comprised of unitranche loans.
◦Stand-alone first lien loans. Stand-alone first-lien loans are traditional first-lien loans. All lenders in the facility have equal rights to the collateral that is subject to the first-priority security interest.
◦Unitranche loans. Unitranche loans (including the “last out” portions of such loans) combine features of first-lien, second-lien and mezzanine debt, generally in a first-lien position. In many cases, we may provide the issuer most, if not all, of the capital structure above their equity. The primary advantages to the issuer are the ability to negotiate the entire debt financing with one lender and the elimination of intercreditor issues. “Last out” first-lien loans have a secondary priority behind super-senior “first out” first-lien loans in the collateral securing the loans in certain circumstances. The arrangements for a “last out” first-lien loan are typically set forth in an “agreement among lenders,” which provides lenders with “first out” and “last out” payment streams based on a single lien on the collateral. Since the “first out” lenders generally have priority over the “last out” lenders for receiving payment under certain specified events of default, or upon the occurrence of other triggering events under intercreditor agreements or agreements among lenders, the “last out” lenders bear a greater risk and, in exchange, receive a higher effective interest rate, through arrangements among the lenders, than the “first out” lenders or lenders in stand-alone first-lien loans. Agreements among lenders also typically provide greater voting rights to the “last out” lenders than the intercreditor agreements to which second-lien lenders often are subject. Among the types of first-lien debt in which we may invest, “last out” first-lien loans generally have higher effective interest rates than other types of first-lien loans, since “last out” first-lien loans rank below standalone first-lien loans.
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
•Amergin, which consists of AAM Series 1.1 Rail and Domestic Intermodal Feeder, LLC and AAM Series 2.1 Aviation Feeder, LLC (collectively, “Amergin AssetCo”) and Amergin Asset Management LLC, which has entered into a Servicing Agreement with Amergin AssetCo. Amergin was created to invest in a leasing platform focused on railcar, aviation and other long-lived transportation assets. Amergin acquires existing on-lease portfolios of new and end-of-life railcars and related equipment and selectively purchases off-lease assets and is building a commercial aircraft portfolio through aircraft financing and engine acquisition on a sale and lease back basis.
•Fifth Season Investments LLC, a portfolio company created to invest in life insurance based assets, including secondary and tertiary life settlement and other life insurance exposures using detailed analytics, internal life expectancy review and sophisticated portfolio management techniques.
•LSI Financing 1 DAC (“LSI Financing”), a portfolio company formed to acquire contractual rights to revenue pursuant to earnout agreements in the life sciences space.
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
As of December 31, 2023 and 2022, we had investments in 193 and 184 portfolio companies, respectively, with an aggregate fair value of $12.7 billion and $13.0 billion, respectively. The table below presents our investments for the following periods:

	December 31, 2023			December 31, 2022
($ in thousands)	Amortized Cost	Fair Value	Net Unrealized Gain (Loss)	Amortized Cost	Fair Value	Net Unrealized Gain (Loss)
First-lien senior secured debt investments(4)	$8,703,586	$8,660,754	$(42,832)	$9,388,499	$9,279,179	$(109,320)
Second-lien senior secured debt investments	1,858,354	1,774,984	(83,370)	1,934,274	1,860,978	(73,296)
Unsecured debt investments	300,744	292,751	(7,993)	270,714	248,019	(22,695)
Preferred equity investments(3)	429,872	433,297	3,425	361,690	355,261	(6,429)
Common equity investments(1)	986,682	1,208,776	222,094	772,116	977,927	205,811
Joint Ventures(2)(5)	352,964	342,786	(10,178)	318,839	288,981	(29,858)
Total Investments	$12,632,202	$12,713,348	$81,146	$13,046,132	$13,010,345	$(35,787)
_______________
(1)Includes equity investment in Wingspire, Amergin AssetCo and Fifth Season. See “ITEM 8. – CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA – Notes to Consolidated Financial Statements – Note 3. Agreements and Related Party Transactions” for more information regarding Wingspire, Amergin AssetCo, and Fifth Season.
(2)Includes equity investment in Blue Owl Capital Corporation Senior Loan Fund LLC ("OBDC SLF"). See “ITEM 8. – CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA – Notes to Consolidated Financial Statements – Note 4. Investments” for more information regarding OBDC SLF.
(3)Includes equity investment in LSI Financing. See “ITEM 8. – CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA – Notes to Consolidated Financial Statements – Note 3. Agreements and Related Party Transactions” for more information regarding LSI Financing.
(4)Includes debt investment in Amergin AssetCo. See “ITEM 8. – CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA – Notes to Consolidated Financial Statements – Note 3. Agreements and Related Party Transactions” for more information regarding Amergin AssetCo.
(5)This was disclosed as “Investment funds and vehicles” as of December 31, 2022.

As of December 31, 2023 and 2022, we had outstanding commitments to fund unfunded investments totaling $954.8 million and $926.1 million, respectively.

The table below presents the industry composition of investments at fair value as of the following periods:

	December 31, 2023	December 31, 2022
Advertising and media	1.5%	1.5%
Aerospace and defense	3.1	2.8
Asset based lending and fund finance(1)	6.7	4.9
Automotive	2.1	1.5
Buildings and real estate	4.1	3.7
Business services	3.1	2.9
Chemicals	1.3	1.6
Consumer products	4.0	3.9
Containers and packaging	1.4	1.3
Distribution	2.5	4.2
Education	0.8	1.0
Financial services	2.2	5.0
Food and beverage	7.7	6.7
Healthcare equipment and services	4.4	3.9
Healthcare providers and services	6.5	4.5
Healthcare technology	5.0	4.8
Household products	2.2	2.1
Human resource support services	1.6	1.5
Infrastructure and environmental services	1.3	1.2
Insurance(3)	9.9	9.3
Internet software and services	11.8	13.3
Joint Ventures(2)(5)	2.7	2.2
Leisure and entertainment	1.9	2.2
Manufacturing	6.0	5.8
Oil and gas	0.3	0.8
Pharmaceuticals(4)	0.2	—
Professional services	2.8	3.5
Specialty retail	2.2	2.2
Transportation	0.7	1.7
Total	100.0%	100.0%
________________
(1)Includes equity investment in Wingspire and Amergin AssetCo. See “ITEM 8. – CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA – Notes to Consolidated Financial Statements – Note 3. Agreements and Related Party Transactions” for more information regarding Wingspire and Amergin AssetCo.
(2)Includes investment in OBDC SLF. See “ITEM 8. – CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA – Notes to Consolidated Financial Statements – Note 4. Investments” for more information regarding OBDC SLF.
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
(5)This was disclosed as “Investments funds and vehicles” as of December 31, 2022.

The table below presents the geographic composition of investments at fair value as of the following periods:

	December 31, 2023	December 31, 2022
United States:
Midwest	17.6%	17.5%
Northeast	19.3	20.4
South	34.5	34.4
West	21.3	20.6
International	7.3	7.1
Total	100.0%	100.0%

Blue Owl Capital Corporation Senior Loan Fund
Blue Owl Capital Corporation Senior Loan Fund ("OBDC SLF") was formed as a joint venture between us and The Regents of the University of California (“Regents”) and commenced operations on June 20, 2017. OBDC SLF’s principal purpose is to make investments, primarily in senior secured loans that are made to middle-market companies or in broadly syndicated loans. Through June 30, 2021, both we and Regents had a 50% economic ownership in OBDC SLF. Effective as of June 30, 2021, capital commitments to OBDC SLF were increased to an aggregate of $371.5 million. In connection with this change, we increased our economic ownership interest to 87.5% from 50.0% and Regents transferred its remaining economic interest of 12.5% to Nationwide Life Insurance Company (“Nationwide” and together with us, the “Members” and each a “Member”). On July 26, 2022, the Members increased their capital commitments in OBDC SLF to an aggregate of $571.5 million. OBDC SLF is managed by the Members, each of which have equal voting rights. Investment decisions must be approved by each of the Members. Except under certain circumstances, contributions to OBDC SLF cannot be redeemed.
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
We may borrow money from time to time if our asset coverage, as defined in the 1940 Act, is at least equal to 150% immediately after such borrowing. Additionally, we are permitted, under specified conditions, to issue multiple classes of indebtedness and one class of shares senior to our common stock if our asset coverage, as defined in the 1940 Act, is at least equal to 150% immediately after each such issuance. Effective June 9, 2020, our asset coverage requirement applicable to senior securities was reduced from 200% to 150% and our current target leverage ratio is 0.90x-1.25x. As of December 31, 2023 and 2022, our asset coverage was 183% and 179%, respectively. See “Regulation as a Business Development Company – Senior Securities; Coverage Ratio” below.
Furthermore, while any indebtedness and senior securities remain outstanding, we must make provisions to prohibit any distribution to our shareholders on our capital stock (which may cause us to fail to distribute amounts necessary to avoid entity-level taxation under the Code), or the repurchase of such capital stock unless we meet the applicable asset coverage ratios at the time of the distribution or repurchase. In addition, we must also comply with positive and negative covenants customary for these types of indebtedness or senior securities.

Our debt obligations consisted of the following as of the following periods:

	December 31, 2023
($ in thousands)	Aggregate Principal Committed	Outstanding Principal	Amount Available(1)	Net Carrying Value(2)
Revolving Credit Facility(3)(5)	$1,895,000	$419,045	$1,416,815	$401,075
SPV Asset Facility II	250,000	250,000	—	245,728
CLO I	276,607	276,607	—	274,213
CLO II	260,000	260,000	—	257,467
CLO III	260,000	260,000	—	258,324
CLO IV	292,500	292,500	—	288,184
CLO V	509,625	509,625	—	507,000
CLO VI	260,000	260,000	—	258,425
CLO VII	239,150	239,150	—	237,288
CLO X	260,000	260,000	—	258,126
2024 Notes(4)	400,000	400,000	—	395,942
2025 Notes	425,000	425,000	—	422,880
July 2025 Notes	500,000	500,000	—	497,118
2026 Notes	500,000	500,000	—	495,320
July 2026 Notes	1,000,000	1,000,000	—	987,597
2027 Notes(4)	500,000	500,000	—	454,017
2028 Notes	850,000	850,000	—	838,384
Total Debt	$8,677,882	$7,201,927	$1,416,815	$7,077,088
________________
(1)The amount available reflects any collateral related limitations at the Company level related to each credit facility’s borrowing base.
(2)The carrying value of our Revolving Credit Facility, SPV Asset Facility II, CLO I, CLO II, CLO III, CLO IV, CLO V, CLO VI, CLO VII, CLO X, 2024 Notes, 2025 Notes, July 2025 Notes, 2026 Notes, July 2026 Notes, 2027 Notes and 2028 Notes are presented net of deferred financing costs of $18.0 million, $4.3 million, $2.4 million, $2.5 million, $1.7 million, $4.3 million, $2.6 million, $1.6 million, $1.9 million, $1.9 million, $0.6 million, $2.1 million, $2.9 million, $4.7 million, $12.4 million, $6.0 million and $11.6 million, respectively.
(3)Includes the unrealized translation gain (loss) on borrowings denominated in foreign currencies.
(4)Inclusive of change in fair market value of effective hedge.
(5)The amount available is reduced by $59.1 million of outstanding letters of credit.

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
Dividend Policy
To qualify for tax treatment as a RIC, we must distribute (or be treated as distributing) in each taxable year dividends of an amount equal to at least the sum of 90% of our investment company taxable income (which includes, among other items, dividends, interest, the excess of any net short-term capital gains over net long-term capital losses, as well as other taxable income, excluding any net capital gains reduced by deductible expenses) and 90% of our net tax-exempt income for that taxable year. As a RIC, we generally will not be subject to U.S. federal income tax on our investment company taxable income and net capital gains that we distribute to shareholders. We may be subject to a nondeductible 4% U.S. federal excise tax if we do not distribute (or are treated as distributing) in each calendar year an amount at least equal to the sum of:
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
The following table reflects the distributions declared on shares of our common stock during the following periods:

	For the Year Ended December 31, 2023
Date Declared	Record Date	Payment Date	Distribution per Share
November 7, 2023	December 29, 2023	January 12, 2024	$0.35
November 7, 2023 (supplemental dividend)	November 30, 2023	December 15, 2023	$0.08
August 8, 2023	September 29, 2023	October 13, 2023	$0.33
August 8, 2023 (supplemental dividend)	August 31, 2023	September 15, 2023	$0.07
May 9, 2023	June 30, 2023	July 14, 2023	$0.33
May 9, 2023 (supplemental dividend)	May 31, 2023	June 15, 2023	$0.06
February 21, 2023	March 31, 2023	April 14, 2023	$0.33
February 21, 2023 (supplemental dividend)	March 3, 2023	March 17, 2023	$0.04

	For the Year Ended December 31, 2022
Date Declared	Record Date	Payment Date	Distribution per Share
November 1, 2022	December 30, 2022	January 13, 2023	$0.33
November 1, 2022 (supplemental dividend)	November 30, 2022	December 15, 2022	$0.03
August 2, 2022	September 30, 2022	November 15, 2022	$0.31
May 3, 2022	June 30, 2022	August 15, 2022	$0.31
February 23, 2022	March 31, 2022	May 13, 2022	0.31

	For the Year Ended December 31, 2021
Date Declared	Record Date	Payment Date	Distribution per Share
November 2, 2021	December 31, 2021	January 31, 2022	$0.31
August 3, 2021	September 30, 2021	November 15, 2021	$0.31
May 5, 2021	June 30, 2021	August 13, 2021	$0.31
February 23, 2021	March 31, 2021	May 14, 2021	$0.31
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
Additional information about the dividend reinvestment plan may be obtained by contacting shareholder services for Blue Owl Capital Corporation at (212) 419-3000.
Repurchase Offers
2020 Stock Repurchase Program
On November 3, 2020, our Board approved a repurchase program (the “2020 Stock Repurchase Program”) under which we were authorized to repurchase up to $100 million of our outstanding common stock. Under the 2020 Stock Repurchase Program, purchases were made at management’s discretion from time to time in open-market transactions, in accordance with all applicable securities laws and regulations. On November 2, 2021, the Board approved a 12-month extension to the 2020 Stock Repurchase Program and, on November 2, 2022, the 2020 Stock Repurchase Program ended in accordance with its terms. For the period ended December 31, 2021, the agent had repurchased 186,150 shares of our common stock pursuant to the 2020 Stock Repurchase Program for approximately $2.6 million. For the period ended December 31, 2022, the agent had repurchased 757,926 shares of our common stock pursuant to the 2020 Stock Repurchase Program for approximately $10.0 million. For the following periods, repurchases under the 2020 Stock Repurchase Program were as follows:

Period ($ in millions, except share and per share amounts)	Total Number of Shares Repurchased	Average Price Paid per Share	Approximate Dollar Value of Shares that have been Purchased Under the Plans	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan
October 1, 2021 - October 31, 2021	—	$—	$—	$100.0
November 1, 2021 - November 30, 2021	22,900	$13.92	$0.3	$99.7
December 1, 2021 - December 31, 2021	163,250	$14.00	$2.3	$97.4
Total	186,150		$2.6

Period ($ in millions, except share and per share amounts)	Total Number of Shares Repurchased	Average Price Paid per Share	Approximate Dollar Value of Shares that have been Purchased Under the Plans	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan
January 1, 2022 - January 31, 2022	—	$—	$—	$97.4
February 1, 2022 - February 28, 2022	—	$—	$—	$97.4
March 1, 2022 - March 31, 2022	—	$—	$—	$97.4
April 1, 2022 - April 30, 2022	—	$—	$—	$97.4
May 1, 2022 - May 31, 2022	757,926	$13.21	$10.0	$87.4
	757,926		$10.0
2022 Stock Repurchase Program
On November 1, 2022, our Board approved the 2022 Stock Repurchase Program under which we may repurchase up to $150 million of our outstanding common stock. Under the 2022 Stock Repurchase Program, purchases may be made at management’s discretion from time to time in open-market transactions, in accordance with all applicable securities laws and regulations. Unless extended by the Board, the 2022 Stock Repurchase Program will terminate 18-months from the date it was approved. For the period ended December 31, 2022, the agent had repurchased 1,346,326 shares of our common stock pursuant to the 2022 Stock Repurchase Program for approximately $15.9 million. For the period ended December 31, 2023, the agent had repurchased 2,743,812 shares of our common stock pursuant to the 2022 Stock Repurchase Program for approximately $34.1 million. For the following periods, repurchases under the 2022 Stock Repurchase Program were as follows:

Period ($ in millions, except share and per share amounts)	Total Number of Shares Repurchased	Average Price Paid per Share	Approximate Dollar Value of Shares that have been Purchased Under the Plans	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan
November 1, 2022 - November 30, 2022	—	$—	$—	$150.0
December 1, 2022 - December 31, 2022	1,346,326	$11.84	$15.9	$134.1
	1,346,326		$15.9

Period ($ in millions, except share and per share amounts)(1)	Total Number of Shares Repurchased	Average Price Paid per Share	Approximate Dollar Value of Shares that have been Purchased Under the Plans	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan
January 1, 2023 - January 31, 2023	1,493,034	$12.19	$18.2	$115.9
February 1, 2023 - February 28, 2023	29,154	$12.98	$0.4	$115.5
March 1, 2023 - March 31, 2023	278,419	$12.61	$3.5	$112.0
April 1, 2023 - April 30, 2023	687,545	$12.65	$8.7	$103.3
May 1, 2023 - May 31, 2023	190,355	$12.53	$2.4	$100.9
June 1, 2023 - June 30, 2023	65,305	$13.50	$0.9	$100.0
Total	2,743,812		$34.1
________________
(1)No purchases were made from July 1, 2023 to December 31, 2023.
Competition
Our primary competitors in providing financing to middle-market companies include public and private funds, other BDCs, commercial and investment banks, commercial finance companies and, to the extent they provide an alternative form of financing, private equity and hedge funds. Many of our competitors are substantially larger and have considerably greater financial, technical, and marketing resources than we do. Many of these competitors have similar investment objectives to us, which may create additional competition for investment opportunities. Some competitors may have a lower cost of capital and access to funding sources that are not available to us, which may create competitive disadvantages for us with respect to our investment opportunities. In addition, some of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments and establish more relationships than us. Further, many of our competitors are not subject to the regulatory restrictions that the 1940 Act imposes on us as a BDC, or to the distribution and other requirements we must satisfy to qualify for RIC tax treatment. Lastly, institutional and individual investors are allocating increasing amounts of capital to alternative investment strategies. Several large institutional investors have announced a desire to consolidate their investments in a more limited number of managers. We expect that this will cause competition in our industry to intensify and could lead to a reduction in the size and duration of pricing inefficiencies that many of our products seek to exploit. See “ITEM 1A. RISK FACTORS — Risk Related to Our Business — We may face increasing competition for investment opportunities, which could delay further deployment of our capital, reduce returns and result in losses.”
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
The Adviser’s services under the Investment Advisory Agreement are not exclusive, and accordingly, the Adviser may provide similar services to other entities.
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
Board Approval of the Investment Advisory Agreement
On May 8, 2023, the Board held a meeting to consider and approve the continuation of the Investment Advisory Agreement and related matters. The Board was provided information it required to consider the Investment Advisory Agreement, including: (a) the nature, quality and extent of the advisory and other services to be provided to us by the Adviser; (b) comparative data with respect to advisory fees or similar expenses paid by other BDCs, which could include employees of the Adviser or its affiliates; (c) our projected operating expenses and expense ratio compared to BDCs with similar investment objectives; (d) any existing and potential sources of indirect income to the Adviser from its relationship with us and the profitability of that relationship; (e) information about the services to be performed and the personnel performing such services under the Investment Advisory Agreement; (f) the organizational capability and financial condition of the Adviser and its affiliates; and (g) the possibility of obtaining similar services from other third-party service providers or through an internally managed structure.
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
The Administration Agreement became effective on May 18, 2021 and the continuation of the Administration Agreement was approved by the Board on May 8, 2023. Unless earlier terminated as described below, the Administration Agreement will remain in effect for two years from the date it first became effective and from year-to-year thereafter if approved annually by a majority of the Board or by the holders of a majority of our outstanding voting securities and, in each case, a majority of the independent directors. We may terminate the Administration Agreement, without payment of any penalty, upon 60 days’ written notice. The decision to terminate the agreement may be made by a majority of the Board or the shareholders holding a Majority of the Outstanding Shares of our common stock. In addition, the Adviser may terminate the Administration Agreement, without payment of any penalty, upon 60 days’ written notice. To the extent that the Adviser outsources any of its functions we will pay the fees associated with such functions without profit to the Adviser.
The Administration Agreement provides that the Adviser and its affiliates’ respective officers, directors, members, managers, stockholders and employees are entitled to indemnification from us from and against any claims or liabilities, including reasonable legal fees and other expenses reasonably incurred, arising out of or in connection with our business and operations or any action taken or omitted on our behalf pursuant to authority granted by the Administration Agreement, except where attributable to willful misfeasance, bad faith or gross negligence in the performance of such person’s duties or reckless disregard of such person’s obligations and duties under the Administration Agreement as provided by Section 17(i) of the 1940 Act.
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
License Agreement
We have also entered into a license agreement (the “License Agreement”) with an affiliate of Blue Owl, pursuant to which we were granted a non-exclusive license to use the name “Blue Owl.” Under the License Agreement, we have a right to use the Blue Owl name for so long as the Adviser or one of its affiliates remains our investment adviser. Other than with respect to this limited license, we have no legal right to the “Blue Owl” name or logo.
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
Investing Responsibly
We and the Adviser recognize the importance of ESG issues and opportunities and are committed to the consideration of these factors in relation to our business operations and investment activities to manage risk and identify opportunities. Blue Owl adopted an ESG policy, which applies to all asset classes, industries and countries in which Blue Owl does business and the products it manages.
The Adviser believes that incorporating relevant ESG factors into its corporate and investment practices has the potential to meaningfully contribute to our long-term financial success. The Adviser strives to continuously strengthen its ability to mitigate, manage, and monitor relevant ESG risks and opportunities within our investment portfolios. When the Adviser considers potential investments on our behalf, it seeks to address the relevant ESG considerations, risks and potential rewards related to prospective investments. Further, the Adviser has processes designed to ensure compliance with applicable regulatory disclosure requirements, including ESG-related disclosure obligations.
Diversity, Equity and Inclusion
We and the Adviser are committed to fostering and preserving a culture of diversity, equity and inclusion. The Adviser seeks to create an inclusive, merit-based environment that is supportive of people from all backgrounds. Blue Owl has formalized its approach by adopting a formal DEI Policy.
Blue Owl’s DEI strategy centers on the following key concepts and core values:
Embracing differences. Blue Owl embraces and encourages differences that make individuals unique. Blue Owl believes that a team comprised of individuals with diverse backgrounds, experiences, perspectives and insights is critical to long-term success.

Strategic priorities. Continuing to develop as a diverse, equitable and inclusive firm is a strategic priority for Blue Owl that it believes can further enhance its work environment and overall business. Blue Owl's commitment to diversity, equity and inclusion is relevant to interactions with its employees, investors, products’ portfolio companies and third-party service providers.
Leadership. While Blue Owl's ongoing efforts are championed by the Blue Owl founders and executed upon by senior leaders across all business areas of the firm, Blue Owl aims to position support for DEI at the core of its entire employee population. Continuing to develop a diverse, equitable, and inclusive firm is a strategic priority.
To further foster an inclusive culture, Blue Owl seeks to continue to establish relevant and appropriate employee resource groups. Blue Owl has established The Parliament, a network for women with a mission to support, enhance, and advance the experience of women at Blue Owl and to enhance gender equity across the firm, and BOP’N, an LGBTQ+ network committed to growing a welcoming culture and inclusive environment for LGBTQ+ members, allies, and advocates. Blue Owl also works with select partners such as Black Women in Asset Management, 100 Women in Finance and the Association of Asian American Investment Managers to provide its employees with access to resources, networks, and opportunities for professional development, as well as utilizing the organizations’ job boards to recruit diverse candidates. Additionally, through Blue Owl's partnership with The Opportunity Network, Blue Owl has established a summer internship program for college students from backgrounds that are often underrepresented in the finance industry. For the last three summers, Blue Owl has hosted a cohort of interns from the Opportunity Network and also offered participation to its partner manager firms who work with its GP Strategic Capital platform. This program includes training for both supervisors and interns, professional development sessions, networking opportunities and mentorship. In addition, Blue Owl has conducted DEI-related training on implicit bias for all of its employees on an annual basis. Finally, Blue Owl introduced a fertility family planning benefit as an option for its employees.
Citizenship
Blue Owl seeks to engage with its stakeholders to support the causes most important to its communities. Blue Owl takes its role as a corporate citizen seriously and aims to contribute to meaningful causes and partner with various organizations to support the communities in which it operates and resides. Blue Owl believes there is an opportunity to “make community our culture” by building a robust citizenship program that is integrated, community-centered, and employee-enriched, including:
•Blue Owl Leads Together, its employee volunteerism and service program, allows employees to engage with each other and with the communities in which we live and work.
•Blue Owl Gives, which advances Blue Owl’s philanthropic mission —of unlocking opportunity by providing access to college, to career, and to capital —through strategic nonprofit partnerships, sponsorships, and employee-giving campaigns.
•Blue Owl Celebrates honors various heritage and affinity months throughout the year by spotlighting important nonprofit causes, profiling opportunities for learning and action, and lifting up voices of leaders and guest speakers.
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
As a BDC, the ratio of our total assets (less total liabilities other than indebtedness represented by senior securities) to our total indebtedness represented by senior securities plus preferred stock, if any, must be at least 200% (or 150% if certain conditions are met). This means that generally, a BDC can borrow up to $1 for every $1 of investor equity (or, if certain conditions are met, a BDC can borrow up to $2 for every $1 of investor equity). The reduced asset coverage requirement permits a BDC to double the amount of leverage it could incur. On March 31, 2020, our Board, including a “required majority” (as such term is defined in Section 57(o) of the 1940 Act) of our Board, approved the application of the reduced asset coverage requirements set forth in Section 61(a)(2) of the 1940 Act, as amended by the Small Business Credit Availability Act. On June 8, 2020, the date of our shareholder meeting, we received shareholder approval for the application of the modified asset coverage requirements set forth in Section 61(a)(2) of the 1940 Act, as amended by the Small Business Credit Availability Act. As a result, effective on June 9, 2020, our asset coverage requirement applicable to senior securities was reduced from 200% to 150%.
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
We do not intend to acquire securities issued by any investment company that exceed the limits imposed by the 1940 Act and the rules and regulations thereunder. Under these limits, we generally cannot acquire more than 3% of the voting stock of any registered investment company, invest more than 5% of the value of our total assets in the securities of one investment company, or invest more than 10% of the value of our total assets in the securities of more than one investment company unless certain conditions are met. If we invest in securities issued by investment companies, if any, it should be noted that such investments might subject our shareholders to additional expenses as they will be indirectly responsible for the costs and expenses of such companies.
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
(2)Securities of any eligible portfolio company controlled by us.
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
(4)Securities of an eligible portfolio company purchased from any person in a private transaction if there is no ready market for such securities and we already own 60% of the outstanding equity of the eligible portfolio company.
(5)Securities received in exchange for or distributed on or with respect to securities described in (1) through (4) above, or pursuant to the exercise of warrants or rights relating to such securities.
(6)Cash, cash equivalents, U.S. government securities or high-quality debt securities maturing in one year or less from the time of investment.
In addition, a BDC must be operated for the purpose of making investments in the types of securities described in (1), (2) or (3) above.
Control, as defined by the 1940 Act, is presumed to exist where a BDC beneficially owns more than 25% of the outstanding voting securities of the portfolio company, but may exist in other circumstances based on the facts and circumstances.

The regulations defining qualifying assets may change over time. We may adjust our investment focus as needed to comply with and/or take advantage of any regulatory, legislative, administrative or judicial actions.
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
Affiliated Transactions. We may be prohibited under the 1940 Act from conducting certain transactions with our affiliates without the prior approval of our directors who are not interested persons and, in some cases, the prior approval of the SEC. We rely on the Order to co-invest with other funds managed by the Adviser or its affiliates in a manner consistent with our investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors. Pursuant to the Order, we generally are permitted to co-invest with certain of our affiliates if a “required majority” (as defined in Section 57(o) of the 1940 Act) of our independent directors makes certain conclusions in connection with a co-investment transactions, including that (1) the terms of the transaction, including the consideration to be paid, are reasonable and fair to us and our shareholders and do not involve overreaching by us or our shareholders on the part of any person concerned, (2) the transaction is consistent with the interests of our shareholders and is consistent with our investment objective and strategies, (3) the investment by our affiliates would not disadvantage us, and our participation would not be on a basis different from or less advantageous than that on which our affiliates are investing and (4) the proposed investment by us would not benefit our Adviser or its affiliates or any affiliated person of any of them (other than the parties to the transaction), except to the extent permitted by the Order and applicable law, including the limitations set forth in Section 57(k) of the 1940 Act. In addition, we have received an amendment to our Order to permit us to participate in follow-on investments in our existing portfolio companies with certain affiliates that are private funds, if such private funds did not have an investment in such existing portfolio company. The Blue Owl Credit Advisers’ allocation policy incorporates the conditions of the Order and seeks to ensure equitable allocation of investment opportunities between us and/or other funds managed by the Adviser or its affiliates over time. As a result of exemptive relief, there could be significant overlap in our investment portfolio and the investment portfolio of other Blue Owl Credit Clients that could avail themselves of the exemptive relief and that have an investment objective similar to ours.
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
Our common stock is listed on the NYSE under the symbol “OBDC.” As a listed company on the NYSE, we are subject to various listing standards including corporate governance listing standards. We believe we are in material compliance with these rules.

Certain U.S. Federal Income Tax Considerations
The following discussion is a general summary of certain U.S. federal income tax considerations applicable to us and to an investment in our common stock. This discussion does not purport to be a complete description of the income tax considerations applicable to such an investment. For example, this discussion does not describe tax consequences that we have assumed to be generally known by investors or certain considerations that may be relevant to certain types of holders subject to special treatment under U.S. federal income tax laws, including persons who hold our common stock as part of a straddle or a hedging, integrated or constructive sale transaction, persons subject to the alternative minimum tax, tax-exempt organizations, insurance companies, brokers or dealers in securities, pension plans and trusts, persons whose functional currency is not the U.S. dollar, U.S. expatriates, regulated investment companies, real estate investment trusts, personal holding companies, persons required to accelerate the recognition of gross income as a result of such income being recognized on an applicable financial statement, persons who acquire an interest in the Company in connection with the performance of services, and financial institutions. Such persons should consult with their own tax advisers as to the U.S. federal income tax consequences of an investment in our common stock, which may differ substantially from those described herein. This discussion assumes that shareholders hold our common stock as capital assets (within the meaning of the Code).
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
If a partnership (including an entity or arrangement treated as a partnership for U.S. federal income tax purposes) holds our common stock, the tax treatment of a partner in the partnership will generally depend upon the status of the partner and the activities of the partnership. Any partner of a partnership holding our common stock should consult its tax advisers with respect to the purchase, ownership and disposition of such shares.
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
If we hold more than 10% of the shares in a foreign corporation that is treated as a controlled foreign corporation, or “CFC,” we may be treated as receiving a deemed distribution (taxable as ordinary income) each year from such foreign corporation in an amount equal to our pro rata share of certain of the corporation’s income for the tax year (including both ordinary earnings and capital gains), whether or not the corporation makes an actual distribution during such year. In general, a foreign corporation will be classified as a CFC if more than 50% of the shares of the corporation, measured by reference to combined voting power or value, is owned (directly, indirectly or by attribution) by U.S. Shareholders. A “U.S. Shareholder,” for this purpose, is any U.S. person that possesses (actually or constructively) 10% or more of the combined voting power of all classes of shares of a corporation or 10% or more of the total value of all classes of shares of a corporation. If we are treated as receiving a deemed distribution from a CFC, we will be required to include such distribution in our investment company taxable income regardless of whether we receive any actual distributions from such CFC, and such income will be subject to the Annual Distribution Requirement and will be taken into account for purposes of the 4% U.S. federal excise tax.
Income inclusions from a QEF or a CFC will be “good income” for purposes of the 90% Income Test provided that they are derived in connection with our business of investing in stocks and securities or the QEF or the CFC distributes such income to us in the same taxable year to which the income is included in our income.
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
If we fail to qualify for treatment as a RIC, and certain amelioration provisions are not applicable, we would be subject to U.S. federal income tax on all of our taxable income (including our net capital gains) at regular corporate rates. We would not be able to deduct distributions to our shareholders, nor would they be required to be made. Distributions, including distributions of net long-term capital gain, would generally be taxable to our shareholders as ordinary dividend income to the extent of our current and accumulated earnings and profits. Subject to certain holding period and other limitations under the Code, our corporate shareholders would be eligible to claim a dividend received deduction with respect to such dividend and our non-corporate shareholders would generally be able to treat such dividends as “qualified dividend income,” which is subject to reduced rates of U.S. federal income tax. Distributions in excess of our current and accumulated earnings and profits would be treated first as a return of capital to the extent of the shareholder’s adjusted tax basis, and any remaining distributions would be treated as a capital gain. In order to requalify as a RIC, in addition to the other requirements discussed above, we would be required to distribute all of our previously undistributed earnings attributable to the period we failed to qualify as a RIC by the end of the first year that we intend to requalify as a RIC. If we fail to requalify as a RIC for a period greater than two taxable years, we may be subject to U.S. federal income tax at regular corporate rates on any net built-in gains with respect to certain of our assets (i.e., the excess of the aggregate gains, including items of income, over aggregate losses that would have been realized with respect to such assets if we had been liquidated) that we elect to recognize on requalification or when recognized over the next five years.
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
Proxy Voting Records
You may obtain information about how the Adviser voted proxies by making a written request for proxy voting information to: Blue Owl Capital Corporation, Attention: Investor Relations, 399 Park Avenue, New York, NY 10022, or by calling Blue Owl Capital Corporation at (212) 419-3000.
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
We make available free of charge on our website (www.blueowlcapitalcapitalcorporation.com) our annual reports on Form 10-K, quarterly reports on Form 10-Q and our current reports on Form 8-K. The SEC also maintains a website (www.sec.gov) that contains such information. The reference to our website is an inactive textual reference only and the information contained on our website is not a part of this registration statement.

Item 1A. Risk Factors
Investing in our securities involves a number of significant risks. You should consider carefully the following information before making an investment in our securities. The risks below are not the only risks we face. Additional risks and uncertainties not presently known to us or not presently deemed material by us may also impair our operations and performance. If any of the following events occur, our business, financial condition and results of operations could be materially and adversely affected.
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

We are subject to risks related to our business and operations.
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
•Our portfolio may be focused on a limited number of portfolio companies or industries, which will subject us to a risk of significant loss if any of these companies defaults on its obligations under any of its debt instruments or if there is a downturn in a particular industry.
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

We are subject to risks related to an investment in our unsecured notes.
•Our unsecured notes are effectively subordinated to any secured indebtedness we have currently incurred or may incur in the future.
•Our unsecured notes are structurally subordinated to the indebtedness and other liabilities of our subsidiaries.
•A downgrade, suspension or withdrawal of the credit rating assigned by a rating agency to us or our unsecured Notes, if any, or change in the debt markets, could cause the liquidity or market value of our unsecured Notes to decline significantly.
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
The current worldwide financial markets situation, as well as various social, political, economic and other conditions and events (including political tensions in the United States and around the world, wars and other forms of conflict (including, for example, the ongoing war between Russia and Ukraine and conflict in the Middle East including the Israel-Hamas conflict), terrorist acts, security operations and catastrophic events, natural disasters such as fires, floods, earthquakes, tornadoes, hurricanes, global health epidemics and emergencies, elevated and rising interest rates, strikes, work stoppages, labor shortages, labor disputes, supply chain disruptions and accidents), may disrupt our operations, contribute to increased market volatility, have long term effects on the United States and worldwide financial markets, and cause economic uncertainties or deterioration in the United States and worldwide. As global systems, economies and financial markets are increasingly interconnected, events that once had only local impact are now more likely to have regional or even global effects. Events that occur in one country, region or financial market will, more frequently, adversely impact issuers in other countries, regions or markets, including in established markets such as the United States. These impacts can be exacerbated by failures of governments and societies to adequately respond to an emerging event or threat.
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
Any of the above factors, including sanctions, export controls, tariffs, trade wars and other governmental actions, could have a material adverse effect on our business, financial condition, cash flows and results of operations and could cause the market value of our common shares and/or debt securities to decline. Although we have no direct investment exposure to Russia or Ukraine and de minimis direct investment exposure to Israel, the broader consequence of the invasions and attacks may have a material adverse impact on our portfolio, our business and operations. Global health emergencies, natural disasters, strikes, work stoppages or accidents could further weaken the domestic/global economies and create additional uncertainties, which may negatively impact the businesses in which we invest directly or indirectly and, in turn, could have a material adverse impact on our business, operating results and financial condition. We monitor developments and seek to manage our investments in a manner consistent with achieving our investment objective, but there can be no assurance that we will be successful in doing so. Losses from terrorist attacks, global health emergencies, natural disasters, strikes, work stoppages or accidents are generally uninsurable.
Any public health emergency, or the threat thereof, and the resulting financial and economic market uncertainty could have a significant adverse impact on us and the fair value of our investments and our portfolio companies.
The extent of the impact of any public health emergency, such as the COVID-19 pandemic, on our and our portfolio companies’ operational and financial performance will depend on many factors, including the duration and scope of such public health emergency, the actions taken by governmental authorities to contain its financial and economic impact, the extent of any related travel advisories and restrictions implemented, the impact of such public health emergency on overall supply and demand, goods and services, investor liquidity, consumer confidence and levels of economic activity and the extent of its disruption to important global, regional and local supply chains and economic markets, all of which are highly uncertain and cannot be predicted. In addition, our and our portfolio companies’ operations may be significantly impacted, or even temporarily or permanently halted, as a result of government quarantine measures, voluntary and precautionary restrictions on travel or meetings and other factors related to a public health emergency, including its potential adverse impact on the health of any of our or our portfolio companies’ personnel. This could create widespread business continuity issues for us and our portfolio companies. Additionally, some economists and major investment banks have expressed concern that a global health emergency could lead to a world-wide economic downturn, the impacts of which could last for some period after the emergency is controlled and/or abated. Our business and operations, as well as the business and operations of our portfolio companies, could be materially adversely affected by a prolonged recession in the United States and other major markets.
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
Many of our portfolio companies may be susceptible to economic slowdowns or recessions and may be unable to repay our debt investments during these periods. In the past, instability in the global capital markets resulted in disruptions in liquidity in the debt capital markets, significant write-offs in the financial services sector, the re-pricing of credit risk in the broadly syndicated credit market and the failure of major domestic and international financial institutions. In particular, in past periods of instability, the financial services sector was negatively impacted by significant write-offs as the value of the assets held by financial firms declined, impairing their capital positions and abilities to lend and invest. In addition, continued uncertainty in connection with economic sanctions resulting from the ongoing war between Russia and Ukraine, uncertainty around the Israel-Hamas conflict, and uncertainty between the United States and other countries, including China, with respect to trade policies, treaties, and tariffs, among other factors, have caused disruption in the global markets. There can be no assurance that market conditions will not worsen in the future.
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
Inflation and supply chain risks have had and may continue to have an adverse impact on our financial condition and results of operations. Current inflationary pressures have increased the costs of labor, energy and raw materials and have adversely affected consumer spending, economic growth and our portfolio companies’ operations and it is expected that such increases and recent volatility may continue during 2024. Certain of our portfolio companies are in industries that have been, or are expected to be, impacted by inflation. If such portfolio companies are unable to pass any increases in their costs along to their customers, it could adversely affect their results and impact their ability to pay interest and principal on our loans. In addition, any projected future decreases in our portfolio companies’ operating results due to inflation could adversely impact the fair value of those investments. Any decreases in the fair value of our investments could result in future unrealized losses and therefore reduce our net assets resulting from operations. Any decreases in the fair value of our investments could result in future realized or unrealized losses and therefore reduce our net assets resulting from operations. Additionally, the Federal Reserve has raised, and has indicated its intent to continue raising, certain benchmark interest rates in an effort to combat inflation. See “—We are, and will continue to be, exposed to risks associated with changes in interest rates.”
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

	Assumed Return on Our Portfolio (Net of Expenses)
	-10%	-5%	0%	5%	10%
Corresponding return to common shareholder(1)	-29.0%	-17.8%	-6.6%	4.7%	15.9%
(1)Assumes, as of December 31, 2023, (i) $13.5 billion in total assets, (ii) $7.2 billion in outstanding indebtedness, (iii) $6.0 billion in net assets and (iv) weighted average interest rate, excluding amortization of financing costs and marking to market value on fair value of interest rate swaps, of 5.5%.
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
We may want to obtain additional debt financing, or need to do so upon maturity of our credit facilities, in order to obtain funds which may be made available for investments. Our credit facilities, notes and CLOs currently expire between April 2024 and April 2035. If we are unable to increase, renew or replace any such facilities and enter into new debt financing facilities or other debt financing on commercially reasonable terms, our liquidity may be reduced significantly. In addition, if we are unable to repay amounts outstanding under any such facilities and are declared in default or are unable to renew or refinance these facilities, we may not be able to make new investments or operate our business in the normal course. These situations may arise due to circumstances that we may be unable to control, such as lack of access to the credit markets, a severe decline in the value of the U.S. dollar, an economic downturn or an operational problem that affects us or third parties, and could materially damage our business operations, results of operations and financial condition.
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

In addition, the Investment Advisory Agreement has a termination provision that allows the agreement to be terminated by us on 60 days’ notice without penalty by the vote of a Majority of the Outstanding Shares of our common stock or by the vote of our independent directors and generally may be terminated at any time, without penalty, by our Adviser upon 60 days’ notice to us. Furthermore, the Investment Advisory Agreement automatically terminates in the event of its assignment, as defined in the 1940 Act, by the Adviser. If the Adviser resigns or is terminated, or if we do not obtain the requisite approvals of shareholders and our Board to approve an agreement with the Adviser after an assignment, we may not be able to find a new investment adviser or hire internal management with similar expertise and ability to provide the same or equivalent services on acceptable terms prior to the termination of the Investment Advisory Agreement, or at all. If we are unable to do so quickly, our operations are likely to experience a disruption and costs under any new agreements that we enter into could increase. Our financial condition, business and results of operations, as well as our ability to meet our payment obligations under our indebtedness and pay distributions, are likely to be adversely affected, and the value of our common stock may decline.
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
We may compete for investments with other BDCs and investment funds (including registered investment companies, private equity funds and mezzanine funds), including the other Blue Owl Credit Clients or other funds managed by our Adviser or its affiliates comprising Blue Owl's Credit platform, the private funds managed by Blue Owl’s GP Strategic Capital platform and the funds and accounts managed by Blue Owl’s Real Estate platform, as well as traditional financial services companies such as commercial banks and other sources of funding. Moreover, alternative investment vehicles, such as hedge funds, continue to increase their investment focus in our target market of privately owned U.S. companies. We may experience increased competition from banks and investment vehicles who may continue to lend to the middle market. Additionally, the U.S. Federal Reserve and other bank regulators may periodically provide incentives to U.S. commercial banks to originate more loans to U.S. middle market private companies. As a result of these market participants and regulatory incentives, competition for investment opportunities in privately owned U.S. companies is strong and may intensify. Many of our competitors are substantially larger and have considerably greater financial, technical, and marketing resources than we do. For example, some competitors may have a lower cost of capital and access to funding sources that are not available to us. In addition, some competitors may have higher risk tolerances or different risk assessments than us. These characteristics could allow our competitors to consider a wider variety of investments, establish more relationships and offer better pricing and more flexible structuring than we are able to do.
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
We are subject to risks associated with the discontinuation of LIBOR and the market’s limited experience with SOFR, which will affect our cost of capital and results of operations.
The London Inter-Bank Offered Rate (“LIBOR”) was the basic rate of interest used in lending transactions between banks on the London interbank market and was widely used as a reference for setting the interest rate on loans globally until the United Kingdom’s Financial Conduct Authority announced a phase out of LIBOR in July 2017. Although many LIBOR rates have ceased to be published since December 31, 2021, or no longer are representative of the underlying market they seek to measure, a selection of widely used USD LIBOR rates were published through June 2023 in order to assist with the transition,
In January 2023, the Federal Reserve adopted a final rule implementing the U.S. Adjustable Interest Rate Act of 2022 (the “LIBOR Act”) that, among other things, identifies applicable Secured Overnight Financing Rate, or SOFR-based benchmark replacements under the LIBOR Act. The rule applies to our contracts incorporating LIBOR that are governed by U.S. law.
Since the first quarter of 2022, we began transitioning any LIBOR-based investments to SOFR and currently none of our investments are indexed to LIBOR. SOFR is considered to be a risk-free rate, and USD LIBOR was a risk weighted rate. Thus, SOFR tends to be a lower rate than USD LIBOR, because SOFR does not contain a risk component. This difference may negatively impact our net interest margin of our investments. Also, the use of SOFR based rates is relatively new, and experience with SOFR based rate loans is limited. There could be unanticipated difficulties or disruptions with the calculation and publication of SOFR based rates. This could result in increased borrowing costs for us or could adversely impact the interest income we receive from our portfolio companies or the market value of our investments. In addition, the transition from LIBOR to SOFR may also introduce operational risks in our accounting, financial reporting, loan servicing, liability management and other aspects of our business.
Internal and external cybersecurity threats and risks, as well as other disasters, may adversely affect our business or the business of our portfolio companies by impairing the ability to conduct business effectively.
Cybersecurity incidents and cyber-attacks have been occurring globally at a more frequent and severe level, and will likely continue to increase in frequency in the future.
The occurrence of a disaster, such as a cyber-attack against us, any of our portfolio companies, or against a third-party that has access to our data or networks, a natural catastrophe, an industrial accident, failure of our disaster recovery systems, or consequential employee error, could have an adverse effect on our ability to communicate or conduct business, negatively impacting our operations and financial condition. This adverse effect can become particularly acute if those events affect our electronic data processing, transmission, storage, and retrieval systems, or impact the availability, integrity, or confidentiality of our data. In addition, the rapid evolution and increasing prevalence of artificial intelligence technologies may also intensify our cybersecurity risks. Although we are not currently aware of any cyber-attacks or other incidents that, individually or in the aggregate, have materially affected, or would reasonably be expected to materially affect our operations or financial condition, there has been an increase in the frequency and sophistication of the cyber and security threats that we face, with attacks ranging from those common to businesses generally to more advanced and persistent attacks.
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
In addition, cybersecurity risks are exacerbated by the rapidly increasing volume of highly sensitive data, including our proprietary business information and intellectual property, and personally identifiable information and other sensitive information that we collect and store in our data centers and on our networks. We may also invest in strategic assets having a national or regional profile or in infrastructure assets, the nature of which could expose them to a greater risk of being subject to a terrorist attack or security breach than other assets or businesses. The secure processing, maintenance and transmission of this information are critical to our operations. A significant actual or potential theft, loss, corruption, exposure, fraudulent use or misuse of fund investor, employee or other personally identifiable or, proprietary business data or other sensitive information, whether by third parties or as a result of employee malfeasance (or the negligence or malfeasance of third party service providers that have access to such confidential information) or otherwise, non-compliance with our contractual or other legal obligations regarding such data or intellectual property or a violation of our privacy and security policies with respect to such data could result in significant remediation and other costs, fines, litigation or regulatory actions against us and significant reputational harm., any of which could harm our business and results of operations.
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
Finally, cybersecurity has become a top priority for global lawmakers and regulators around the world, and some jurisdictions have proposed or enacted laws requiring companies to notify regulators and individuals of data security breaches involving certain types of personal data. Compliance with such laws and regulations may result in cost increases due to system changes and the development of new administrative processes. If we or our Adviser or certain of its affiliates, fail to comply with the relevant and increasing laws and regulations, we could suffer financial losses, a disruption of our businesses, liability to investors, regulatory intervention or reputational damage.
We are subject to increasing scrutiny from certain investors, third party assessors and our shareholders with respect to ESG-related topics.
We face increasing scrutiny from certain investors, third party assessors that measure companies’ ESG performance and our shareholders related to ESG-related topics, including in relation to diversity and inclusion, human rights, environmental stewardship, support for local communities, corporate governance and transparency. For example, we and the companies in which we invest risk damage to our brands and reputations if we or they do not act (or are perceived to not act) responsibly either with respect to responsible investing processes or ESG-related practices. Adverse incidents related to ESG practices could impact the value of our brand or the companies in which we invest, or the cost of our or their operations and relationships with investors, all of which could adversely affect our business and results of operations. Further, there can be no assurance that investors will determine that any of our Adviser’s ESG initiatives, or commitments are sufficiently robust. There can be no assurance that our Adviser will be able to accomplish any commitments related to its commitment to responsible investing or ESG practices, as statements regarding its ESG and responsible investing priorities reflect its current estimates, plans and/or aspirations and are not guarantees that it will be able to achieve them within the timelines announced or at all. Additionally, the Adviser may determine in its discretion that it is not feasible or practical to implement or complete certain aspects of its responsible investing program or ESG initiatives based on cost, timing or other considerations.
In recent years, certain investors have placed increasing importance on policies and practices related to responsible investing and ESG for the products to which they commit capital, and investors may decide not to commit capital to future fundraises based on their assessment of the Adviser’s approach to and consideration of ESG-related issues or risks. Similarly, a variety of organizations measure the performance of companies on ESG topics, and the results of these assessments are widely publicized. If the Adviser’s responsible investing or ESG-related practices or ratings do not meet the standards set by such investors or organizations, or if the Adviser receives a negative rating or assessment from such organizations, or if the Adviser fail, or is perceived to fail, to demonstrate progress toward its ESG priorities and initiatives, they may choose not to invest in us, and we may face reputational damage. Similarly, it is expected that investor and/or shareholder demands will require the Adviser to spend additional resources and place increasing importance on business relevant ESG factors in its review of prospective investments and management of existing ones. Further, growing interest on the part of investors and regulators in ESG-related topics and themes and increased demand for, and scrutiny of, ESG-related disclosure by asset managers, have also increased the risk that asset managers could be perceived as, or accused of, making inaccurate or misleading statements regarding the ESG-related investment strategies or their and their funds’

responsible investing or ESG-related efforts or initiatives, or “greenwashing.” Such perception or accusation could damage our reputation, result in litigation or regulatory actions and adversely impact our ability to raise capital.
At the same time, there are various approaches to responsible investing activities and divergent views on the consideration of ESG topics. These differing views increase the risk that any action or lack thereof with respect to our Adviser’s consideration of responsible investing or ESG-related practices will be perceived negatively. “Anti-ESG” sentiment has gained momentum across the U.S., with several states having enacted or proposed “anti-ESG” policies, legislation or issued related legal opinions. For example: (i) boycott bills target financial institutions that “boycott” or “discriminate against” companies in certain industries (e.g., energy and mining) and prohibit state entities from doing business with such institutions and/or investing the state’s assets (including pension plan assets) through such institutions and (ii) ESG investment prohibitions require that state entities or managers/administrators of state investments make investments based solely on pecuniary factors without consideration of ESG factors. If investors subject to such legislation view our responsible investing or ESG practices as being in contradiction of such “anti-ESG” policies, legislation or legal opinions, such investors may not invest in us and it could negatively affect the price of our common stock. Further, asset managers have been subject to recent scrutiny related to ESG-focused industry working groups, initiatives and associations, including organizations advancing action to address climate change or climate-related risk. Such scrutiny could expose the Adviser to the risk of antitrust investigations or challenges by federal authorities, result in reputational harm and discourage certain investors from investing in us. In addition, some conservative groups and Republican state attorneys general have asserted that the Supreme Court’s decision striking down race-based affirmative action in higher education in June 2023 should be analogized to private employment matters and private contract matters. Several new cases alleging discrimination based on similar arguments have been filed since that decision, with scrutiny of certain corporate DEI practices increasing. If the Adviser does not successfully manage expectations across these varied interests, it could erode trust, impact our and their reputation, and constrain our investment and fundraising opportunities.
We are subject to increasing scrutiny from regulators with respect to ESG-related issues and the regulatory disclosure landscape surrounding related topics continues to evolve.
Responsible investing, ESG practices and ESG-related disclosure have been the subject of increased focus by certain regulators, and new regulatory initiatives related to ESG-specific topics that are applicable to us, our products and our products’ portfolio companies could adversely affect our business. There is a growing regulatory interest across jurisdictions in improving transparency regarding the definition, measurement and disclosure of ESG factors in order to allow investors to validate and better understand sustainability claims, including in the United States, the European Union and the United Kingdom.
On March 21, 2022, the SEC issued a proposed rule regarding the enhancement and standardization of mandatory climate-related disclosures. The proposed rule would mandate extensive disclosure of climate-related data, risks, and opportunities, including financial impacts, physical and transition risks, related governance and strategy, and greenhouse gas emissions, for certain public companies. Although the ultimate date of effectiveness and the final form and substance of the requirements for this proposed rule is not yet known and the ultimate scope and impact on our business is uncertain, compliance with this proposed rule, if finalized, may result in increased legal, accounting and financial compliance costs, make some activities more difficult, time-consuming and costly, and place strain on our personnel, systems and resources. Further, on May 25, 2022, the SEC proposed amendments to rules and reporting forms concerning, among other things, enhanced disclosure requirements for investment managers regarding the ability to market funds as green, sustainable or ESG-focused and the incorporation of ESG factors by registered investment companies and advisers. In addition, in 2021 the SEC established an enforcement task force to look into ESG practices and disclosures by public companies and investment managers and has begun to bring enforcement actions based on ESG disclosures not matching actual investment processes.
Further, in October 2023, California enacted legislation that will ultimately require certain companies that (i) do business in California to publicly disclose their Scopes 1, 2 and 3 greenhouse gas emissions, with third party assurance of such data, and issue public reports on their climate-related financial risk and related mitigation measures and (ii) operate in California and make certain climate-related claims to provide enhanced disclosures around the achievement of climate-related claims, including the use of voluntary carbon credits to achieve such claims. From a European perspective, the European Union has adopted legislative reforms which include, without limitation: (a) Regulation 2019/2088 on sustainability‐related disclosures in the financial services sector (the “SFDR”), for which most rules took effect beginning on March 10, 2021 and (b) Regulation (EU) 2020/852 on the establishment of a framework to facilitate sustainable investment (the “Taxonomy”). Further, there are ongoing consultations that may result in further changes or amendments to the SFDR. There is an increasing focus on anti-greenwashing and transparency initiatives affecting investment managers. The EU’s European Securities and Markets Authority announced in its 2024 Work Program a series of initiatives aimed at enhancing transparency around sustainability risks and disclosures, including a stocktaking report on the supervision of sustainability information and greenwashing and remediation actions, the introduction of guidelines on funds’ names with ESG or sustainability-related terms, common supervisory actions on the integration of sustainability risks and disclosures in the investment management sector.
There are still some uncertainties regarding the operation of these requirements, and an established market practice is still being developed in certain cases, which can lead to diverging implementation and/or operationalization, data gaps or methodological challenges which may affect our ability to collect relevant data. These regimes continue to evolve and there is still a lack of clarity and established practice around the approach to their supervision and enforcement, which may vary across national competent authorities. There is a risk that a development or reorientation in the regulatory requirements or market practice in this respect could be adverse to our investments if they are perceived to be less valuable as a consequence of, among other things, their carbon footprint or perceived “greenwashing.” Compliance with requirements of this nature may also increase risks relating to financial supervision and enforcement action. There is the additional risk that market expectations in relation to certain commitments under the SFDR, such as categorization of financial products, could adversely affect our ability to raise capital, especially from EEA investors.
Outside of the EU, the U.K. Government’s stated policy goal is to introduce economy-wide mandatory Task Force on Climate-related Financial Disclosures (“TCFD”) reporting by 2025. The UK has introduced mandatory TCFD-aligned disclosure requirements for certain UK regulated firms. The regime captures (amongst others) any firm providing portfolio management (which includes managing investments or private equity or other private market activities consisting of either advising on investments or managing investments on a recurring or ongoing basis in connection with an arrangement which aims to invest in unlisted securities) where the assets under management exceed £5.0 billion calculated as a 3-year rolling average. In November 2023, the Sustainability Labelling and Disclosure of Sustainability-Related Financial Information Instrument 2023 (“SDR”) introduced sustainability disclosure requirements, investment product labels and an ‘anti-greenwashing’ rule. The anti-greenwashing rule applies to all UK-authorised firms in relation to ESG-related claims made in their financial promotions and communications with clients in the UK. The balance of the new regime is directed at UK investment funds and UK-regulated asset management firms as well as distributors of such funds. The FCA has indicated it will continue to work with His Majesty’s Treasury on their approach to overseas funds and consult on an alternative approach to applying the regime to all types of portfolio managers.
In Asia, regulators in Singapore and Hong Kong have introduced requirements for asset managers to integrate climate risk considerations in investment and risk management processes, together with enhanced disclosure and reporting and have also issued enhanced rules for certain ESG funds on general ESG risk management and disclosure.
As a result of these legislative and regulatory initiatives, we or the Adviser may be required to provide additional disclosure to our investors with respect to ESG matters. This exposes us to increased disclosure risks, for example due to a lack of available or credible data, and the potential for conflicting disclosures may also expose us to an increased risk of misstatement litigation or miss-selling allegations. Failure to manage these risks could result in a material adverse effect on our business in a number of ways. Compliance with frameworks of this nature may create an additional compliance burden and increased legal, compliance, governance, reporting and other costs to funds and/or fund managers because of the need to collect certain information to meet the disclosure requirements. In addition, where there are uncertainties regarding the operation of the framework, a lack of official, conflicting or inconsistent regulatory guidance, a lack of established market practice and/or data gaps or methodological challenges affecting the ability to collect relevant data, funds and/or fund managers may be required to engage third party advisers and/or service providers to fulfil the requirements, thereby exacerbating any increase in compliance burden and costs. To the extent that any applicable jurisdictions enact similar laws and/or frameworks, there is a risk that we may not be able to maintain alignment of a particular investment with such frameworks, and/or may be subject to additional compliance burdens and costs, which might adversely affect us.
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
Blue Owl is not prohibited from raising money for and managing future investment entities, in addition to the Blue Owl Credit Clients, that make the same or similar types of investments as those we target. As a result, the time and resources that our Adviser devotes to us may be diverted, and during times of intense activity in other investment programs they may devote less time and resources to our business than is necessary or appropriate. In addition, we may compete with any such investment entity also managed by our Adviser or its affiliates for the same investors and investment opportunities. Furthermore, certain members of the investment committee or our affiliates are officers of Blue Owl and will devote a portion of their time to the operations of Blue Owl, including with respect to public company compliance, investor relations and other matters that did not apply to Blue Owl's Credit platform prior to the formation of Blue Owl.
Our Adviser and its affiliates may face conflicts of interest with respect to services performed for issuers in which we may invest.
Our Adviser and its affiliates may provide a broad range of financial services to companies in which we may invest, including providing arrangement, syndication, origination structuring and other services to portfolio companies, and will generally be paid fees for such services, in compliance with applicable law, by the portfolio company. Any compensation received by our Adviser or its affiliates for providing these services will not be shared with us and may be received before we realize a return on our investment. In addition, we may invest in companies managed by entities in which funds managed by GP Strategic Capital have acquired a minority interest. Our Adviser and its affiliates may face conflicts of interest with respect to services performed for these companies, on the one hand, and investments recommended to us, on the other hand and could, in certain instances, have an incentive not to pursue actions against a portfolio company that would be in our best interest.
Our Adviser or its affiliates may have incentives to favor their respective other accounts and clients and/or Blue Owl over us, which may result in conflicts of interest that could be harmful to us.
Because our Adviser and its affiliates manage assets for, or may in the future manage assets for, other investment companies, pooled investment vehicles and/or other accounts (including institutional clients, pension plans, co-invest vehicles and certain high net worth individuals), including the Blue Owl Credit Clients, and we may compete for capital and investment opportunities with these entities, certain conflicts of interest are present. These include conflicts of interest relating to the allocation of investment opportunities by our Adviser and its affiliates; compensation to our Adviser; services that may be provided by our Adviser and its affiliates to issuers in which we may invest; investments by us and other clients of our Adviser, subject to the limitations of the 1940 Act; the formation of additional investment funds managed by our Adviser; differing recommendations given by our Adviser to us versus other clients; our Adviser’s use of information gained from issuers in our portfolio for investments by other clients, subject to applicable law; restrictions on our Adviser’s use of “inside information” with respect to potential investments by us; the allocation of certain expenses; and cross transactions.
For instance, our Adviser and its affiliates may receive asset management performance-based, or other fees from certain accounts that are higher than the fees received by our Adviser from us. In addition, certain members of Blue Owl’s Credit platform’s investment committees and other executives and employees of our Adviser or its affiliates will hold and receive interest in Blue Owl and its affiliates, in addition to cash and carried interest compensation. In these instances, a portfolio manager for our Adviser may have an incentive to favor the higher fee and/or performance-based fee accounts over us and/or to favor Blue Owl. In addition, a conflict of interest exists to the extent our Adviser, its affiliates, or any of their respective executives, portfolio managers or employees have proprietary or personal investments in other investment companies or accounts or when certain other investment companies or accounts are investment options in our Adviser’s or its affiliates’ employee benefit plans or employee offerings. In these circumstances, personnel of our Adviser may have incentive to favor these other investment companies or accounts over us.
Because our Adviser may have incentive to favor other Blue Owl Credit Clients and we may compete for investments with Blue Owl Credit Clients, our Adviser and its affiliates are subject to certain conflicts of interest in evaluating the suitability of investment opportunities and making or recommending investments on our behalf. To mitigate these conflicts, the Blue Owl Credit Advisers will seek to execute such transactions for all of the participating investment accounts, including us, on a fair and equitable basis and in accordance with the Blue Owl Credit Advisers’ investment allocation policy, taking into account such factors as the relative amounts of capital available for new investments; cash on hand; existing commitments and reserves; the investment programs and portfolio positions of the participating investment accounts, including portfolio construction, diversification and concentration considerations; the investment objectives, guidelines and strategies of each client; the clients for which participation is appropriate’ each client’s life cycle; targeted leverage level; targeted asset mix and any other factors deemed appropriate. We may be prohibited under the 1940 Act from participating in certain transactions with our affiliates without the prior approval of our directors who are not interested persons and, in some cases, the prior approval of the SEC. We, our Adviser and certain affiliates have been granted exemptive relief by the SEC to permit us to co-invest with other funds managed by our Adviser or certain of its affiliates in a manner consistent with our investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors. See “-Our ability to enter into transactions with our affiliates is restricted.”
Actions taken by our Adviser and its affiliates on behalf of the Blue Owl Credit Clients as a result of any conflict of interest may be adverse to us, which could harm our performance. For example, we may invest in the same credit obligations as other Blue Owl Credit Clients, although, to the extent permitted under the 1940 Act, our investments may include different obligations or levels of the capital structure of the same issuer. Decisions made with respect to the securities held by one of the Blue Owl Credit Clients may cause (or have the potential to cause) harm to the different class of securities of the issuer held by other Blue Owl Credit Clients (including us). While the Blue Owl Credit Advisers and their affiliates have developed general guidelines regarding when two or more funds can invest in different parts of the same company’s capital structure and created a process that they employ to handle those conflicts when they arise, their decision to permit the investments to occur in the first instance or their judgment on how to mitigate the conflict could be challenged or deemed insufficient. If the Blue Owl Credit Advisers and their affiliates fail to appropriately address those conflicts, it could negatively impact their reputation and ability to raise additional funds and the willingness of counterparties to do business with them or result in potential litigation against them.
From time to time, fees and expenses generated in connection with potential portfolio investments that are not consummated may be allocable to us and one or more Blue Owl Credit Clients. These expenses will be allocated in a manner that is fair and equitable over time and in accordance with policies adopted by the Blue Owl Credit Advisers and the Investment Advisory Agreement; however, the method for allocation expenses may vary depending on the nature of the expense and such determinations involve inherent discretion.
In addition, from time to time, our Adviser could cause us to purchase a security or other investment from, or sell a security or other investment to, another Blue Owl Credit Client. Such cross transaction would be in accordance with applicable regulations and our and our Adviser’s valuation and cross-trades policies; however, such cross transactions could give rise to additional conflicts of interest.
Our Board will seek to monitor these conflicts but there can be no assurances that such monitoring will fully mitigate any such conflicts.
Products within Blue Owl’s Real Estate platform may enter into sale lease-back transactions with our portfolio companies or with borrowers under our credit facilities.
From time to time, companies in which we have invested or may invest, may enter into sale-leaseback transactions with products within Blue Owl’s Real Estate platform. As a result of these arrangements we could be a creditor to, or equity owners of, a company at the same time that company is a tenant of a product within Blue Owl’s Real Estate platform. If such a company were to encounter financial difficulty or default on its obligations as a borrower, our Adviser could be required to take actions that may be adverse to those of Blue Owl’s Real Estate platform in enforcing our rights under the relevant facilities or agreements, or vice versa. This could lead to actual or perceived conflicts of interest.
Our access to confidential information may restrict our ability to take action with respect to some investments, which, in turn, may negatively affect our results of operations.
We, directly or through our Adviser, may obtain confidential information about the companies in which we have invested or may invest or be deemed to have such confidential information. Our Adviser may come into possession of material, non-public information through its members, officers, directors, employees, principals or affiliates. In addition, funds managed by GP Strategic Capital may invest in entities that manage our portfolio companies and, as a result, may obtain additional confidential information about our portfolio companies. The possession of such information may, to our detriment, limit the ability of us and our Adviser to buy or sell a security or otherwise to participate in an investment opportunity. In certain circumstances, employees of our Adviser may serve as board members or in other capacities for portfolio or potential portfolio companies, which could restrict our ability to trade in the securities of such companies. For example, if personnel of our Adviser come into possession of material non-public information with respect to our investments, such personnel will be restricted by our Adviser’s information-sharing policies and procedures or by law or contract from sharing such information with our management team, even where the disclosure of such information would be in our best interests or would otherwise influence decisions taken by the members of the management team with respect to that investment. This conflict and these procedures and practices may limit the freedom of our Adviser to enter into or exit from potentially profitable investments for us, which could have an adverse effect on our results of operations. Accordingly, there can be no assurance that we will be able to fully leverage the resources and industry expertise of our Adviser in the course of its duties. Additionally, there may be circumstances in which one or more individuals associated with our Adviser will be precluded from providing services to us because of certain confidential information available to those individuals or to other parts of our Adviser.
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
Our Adviser and certain of our affiliates received an order for exemptive relief (as amended, the “Order”) from the SEC to permit us to co-invest with other funds managed by our Adviser or its affiliates in a manner consistent with our investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors. Pursuant to the Order, we generally are permitted to co-invest with certain of our affiliates if a “required majority” (as defined in Section 57(o) of the 1940 Act) of our independent directors make certain conclusions in connection with a co-investment transaction, including that (1) the terms of the transaction, including the consideration to be paid, are reasonable and fair to us and our shareholders and do not involve overreaching by us or our shareholders on the part of any person concerned, (2) the transaction is consistent with the interests of our shareholders and is consistent with our investment objective and strategies, (3) the investment by our affiliates would not disadvantage us, and our participation would not be on a basis different from or less advantageous than that on which our affiliates are investing, and (4) the proposed investment by us would not benefit our Adviser or its affiliates or any affiliated person of any of them (other than the parties to the transaction), except to the extent permitted by the Order and applicable law, including the limitations set forth in Section 57(k) of the 1940 Act. In addition, we have received an amendment to our Order to permit us to participate in follow-on investments in our existing portfolio companies with certain Affiliated Funds if such private funds are not invested in such existing portfolio company.
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
Our Adviser has not assumed any responsibility to us other than to render the services described in the Investment Advisory Agreement (and, separately, under the Administration Agreement), and it will not be responsible for any action of our Board in declining to follow our Adviser’s advice or recommendations. Pursuant to the Investment Advisory Agreement, our Adviser and its directors, officers, shareholders, members, agents, employees, controlling persons, and any other person or entity affiliated with, or acting on behalf of our Adviser will not be liable to us for their acts under the Investment Advisory Agreement, absent willful malfeasance, bad faith or gross negligence in the performance of their duties. We have also agreed to indemnify, defend and protect our Adviser and its directors, officers, shareholders, members, agents, employees, controlling persons and any other person or entity affiliated with, or acting on behalf of our Adviser with respect to all damages, liabilities, costs and expenses resulting from acts of our Adviser not arising out of willful misfeasance, bad faith or gross negligence in the performance of their duties. However, in accordance with Section 17(i) of the 1940 Act, neither our Adviser nor any of its affiliates, directors, officers, members, employees, agents, or representatives may be protected against any liability to us or our investors to which it would otherwise be subject by reason of willful misfeasance, bad faith, gross negligence or reckless disregard of the duties involved in the conduct of its office. These protections may lead our Adviser to act in a riskier manner when acting on our behalf than it would when acting for its own account.
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
We may make indirect investments in portfolio companies through joint ventures, partnerships or other special purpose vehicles (“Investment Vehicles”) In general, the risks associated with indirect investments in portfolio companies through a joint venture, partnership or other special purpose vehicle are similar to those associated with a direct investment in a portfolio company; however, if we are not the sole investor in such Investment Vehicle, the investment may involve risks not present in investments where a third party is not involved. While we intend to analyze the credit and business of a potential portfolio company in determining whether to make an investment in an Investment Vehicle, we will nonetheless be exposed to the creditworthiness of the Investment Vehicle and any third party. In the event of a bankruptcy proceeding against the portfolio company, the assets of the portfolio company may be used to satisfy its obligations prior to the satisfaction of our investment in the Investment Vehicle (i.e., our investment in the Investment Vehicle could be structurally subordinated to the other obligations of the portfolio company). If a third party is involved, we are subject to the risk that such third-party could have financial difficulties resulting in a negative impact on the Investment Vehicle, could have economic or business interests or goals which are inconsistent with ours, or could be in a position to take (or block) action in a manner contrary to our investment objective or the increased possibility of default by, diminished liquidity or insolvency of, the third party, due to a sustained or general economic downturn. In addition, if we are not the sole investor in an Investment Vehicle, we may be required to rely on our partners in the Investment Vehicle when making decisions regarding such Investment Vehicle’s investments, accordingly, the value of the investment could be adversely affected if our interests diverge from those of our partners in the Investment Vehicle.
Any strategic investments that we pursue are subject to risks and uncertainties.
We have pursued and may continue to pursue growth through strategic investments in new businesses, including through investments in our specialty finance vehicles. Completion and timing of any such strategic investments may be subject to a number of contingencies, including the uncertainty in reaching a commercial agreement with our counterparty, our ability to obtain required board, shareholder and regulatory approvals, as well as any required financing (or the risk that these are obtained subject to terms and conditions that are not anticipated). The announcement or consummation of any transaction also may adversely impact our business relationships or engender competitive responses.
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
We may invest in bank loans and participations. These obligations are subject to unique risks, including:
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
We may invest, to the extent permitted by law, in the equity securities of investment funds that are operating pursuant to certain exceptions to the 1940 Act and in advisers to similar investment funds and, to the extent we so invest, will bear our ratable share of any such company’s expenses, including management and performance fees. We will also remain obligated to pay the base management fee, income based fee and capital gains incentive fee to our investment adviser with respect to the assets invested in the securities and instruments of such companies. With respect to each of these investments, each of our common stockholders will bear his or her share of the base management fee, income based fee and capital gains incentive fee due to our investment adviser as well as indirectly bearing the management and performance fees and other expenses of any such investment funds or advisers.

For the foregoing reasons, investments in equity securities can be highly speculative and carry a substantial risk of loss of investment
To the extent we invest in publicly traded companies, we may be unable to obtain financial covenants and other contractual rights, which subjects us to additional risks.
If we invest in instruments issued by publicly-held companies, we may be subject to risks that differ in type or degree from those involved with investments in privately-held companies. Such risks include, without limitation, greater volatility in the valuation of such companies, increased obligations to disclose information regarding such companies, limitations on our ability to dispose of such instruments at certain times, increased likelihood of shareholder litigation against such companies’ board members and increased costs associated with each of the aforementioned risks. In addition, to the extent we invest in publicly traded debt instruments, we may not be able to obtain financial covenants or other contractual rights that we might otherwise be able to obtain when making privately-negotiated investments. We may not have the same access to information in connection with investments in public debt instruments that we would expect to have in connection with privately-negotiated investments. If we or our Adviser were deemed to have material, nonpublic information regarding the issuer of a publicly traded instrument in which we have invested, we may be limited in our ability to make new investments or sell existing investments in such issue.
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
Our portfolio companies may be highly leveraged.
Some of our portfolio companies may be highly leveraged, which may have adverse consequences to these companies and to us as an investor. These companies may be subject to restrictive financial and operating covenants and the leverage may impair these companies’ ability to finance their future operations and capital needs. As a result, these companies’ flexibility to respond to changing business and economic conditions and to take advantage of business opportunities may be limited. Further, a leveraged company’s income and net assets will tend to increase or decrease at a greater rate than if borrowed money were not used.
If we cannot obtain debt financing or equity capital on acceptable terms, our ability to acquire investments and to expand our operations will be adversely affected.
Any working capital reserves we maintain may not be sufficient for investment purposes, and we may require additional debt financing or equity capital to operate. We generally are required to distribute at least 90% of our net ordinary income and net short-term capital gains in excess of net long-term capital losses, if any, to our shareholders to maintain our tax treatment as a RIC. Accordingly, in the event that we need additional capital in the future for investments or for any other reason we may need to access the capital markets periodically to issue debt or equity securities or borrow from financial institutions in order to obtain such additional capital. These sources of funding may not be available to us due to unfavorable economic conditions, which could increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. Consequently, if we cannot obtain further debt or equity financing on acceptable terms, our ability to acquire additional investments and to expand our operations will be adversely affected. As a result, we would be less able to diversify our portfolio and achieve our investment objective, which may negatively impact our results of operations and reduce our ability to make distributions to our shareholders.
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
General interest rate fluctuations and changes in credit spreads on floating rate loans may have a substantial negative impact on our investments and investment opportunities and, accordingly, may have a material adverse effect on our rate of return on invested capital, our net investment income and our net asset value. The majority of our debt investments have, and are expected to have, variable interest rates that reset periodically based on benchmarks such as the SOFR, the SONIA, the Euro Interbank Offered Rate, the Federal Funds rate or Prime rate. Increases in interest rates have made and may continue to make it more difficult for our portfolio companies to service their obligations under the debt investments that we will hold and may increase defaults even where our investment income increases. Rising interest rates could also cause borrowers to shift cash from other productive uses to the payment of interest, which may have a material adverse effect on their business and operations and could, over time, lead to increased defaults. Additionally, as interest rates have increased and the corresponding risk of default by borrowers has increased, the liquidity of higher interest rate loans may decrease as fewer investors may be willing to purchase such loans in the secondary market in light of the increased risk of a default by the borrower and the heightened risk of a loss of an investment in such loans. All of these risks may be exacerbated when interest rates rise rapidly and/or significantly. Decreases in credit spreads on debt that pays a floating rate of return would have an impact on the income generation of our floating rate assets. Trading prices for debt that pays a fixed rate of return tend to fall as interest rates rise. Trading prices tend to fluctuate more for fixed rate securities that have longer maturities.
Conversely, if interest rates were to decline, borrowers may refinance their loans at lower interest rates, which could shorten the average life of the loans and reduce the associated returns on the investment, as well as require our Adviser and the Adviser’s personnel to incur management time and expense to re-deploy such proceeds, including on terms that may not be as favorable as our existing loans.
In addition, because we borrow money to make investments, our net investment income will depend, in part, upon the difference between the rate at which we borrow funds and the rate at which we invest those funds. As a result, we can offer no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income.
Portions of our investment portfolio and our borrowings have floating rate components. As a result, the recent significant changes in market interest rates have increased our interest expense as has the incurrence of additional fixed rate borrowings. In periods of rising interest rates, such as in the current market, our cost of funds increases, which tends to reduce our net investment income. We may hedge against interest rate fluctuations by using standard hedging instruments such as interest rate swap agreements, futures, options and forward contracts, subject to applicable legal requirements, including all necessary registrations (or exemptions from registration) with the Commodity Futures Trading Commission. In addition, our interest expense may not decrease at the same rate as overall interest rates because of our fixed rate borrowings, which could lead to greater declines in our net investment income. These activities may limit our ability to participate in the benefits of lower interest rates with respect to the hedged borrowings. Adverse developments resulting from changes in interest rates or hedging transactions could have a material adverse effect on our business, financial condition and results of operations.
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
We expose ourselves to risks when we engage in risk management activities.
We have entered, and may in the future enter, into hedging transactions, which may expose us to risks associated with such transactions. We may seek to utilize instruments such as forward contracts, currency options and interest rate swaps, caps, collars and floors to seek to hedge against fluctuations in the relative values of our portfolio positions from changes in currency exchange rates and market interest rates and the relative value of certain debt securities from changes in market interest rates. Use of these hedging instruments may include counter-party credit risk. The scope of risk management activities we undertake varies based on the level of interest rates, prevailing foreign currency exchange rates, the types of investments that are made and other changing market conditions.To the extent we have non-U.S. investments, particularly investments denominated in non-U.S. currencies, our hedging costs will increase.
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
Rule 18f-4 requires a BDC (or a registered investment company) that uses derivatives to, among other things, comply with a value-at-risk leverage limit, adopt a derivatives risk management program and implement certain testing and board reporting requirements. Rule 18f-4 exempts BDCs that qualify as “limited derivatives users” from the aforementioned requirements, provided that these BDCs adopt written policies and procedures that are reasonably designed to manage the BDC’s derivatives risks and comply with certain recordkeeping requirements. Under Rule 18f-4, a BDC may enter into an unfunded commitment agreement that is not a derivatives transaction, such as an agreement to provide financing to a portfolio company, if the BDC has, among other things, a reasonable belief, at the time it enters into such an agreement, that it will have sufficient cash and cash equivalents to meet its obligations with respect to all of its unfunded commitment agreements, in each case as it becomes due. Collectively, these requirements may limit our ability to use derivatives and/or enter into certain other financial contracts.
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
Beyond the asset diversification requirements associated with our qualification as a RIC for U.S. federal income tax purposes, we do not have fixed guidelines for diversification. While we are not targeting any specific industries, our investments may be focused on relatively few industries. As a result, the aggregate returns we realize may be significantly adversely affected if a small number of investments perform poorly or if we need to write down the value of any one investment. Additionally, a downturn in any particular industry in which we are invested could significantly affect our aggregate returns. Further, any industry in which we are meaningfully concentrated at any given time could be subject to significant risks that could adversely impact our aggregate returns. For example, as of December 31, 2023, our investments in internet software and services represented 11.8% of our portfolio at fair value. Our investments in internet software and services are subject to substantial risks, including, but not limited to, intense competition, changing technology, shifting user needs, frequent introductions of new products and services, competitors in different industries and ranging from large established companies to emerging startups, decreasing average selling prices of products and services resulting from rapid technological changes, cybersecurity risks and cyber incidents and various legal and regulatory risks. In addition, as of December 31, 2023, our investments in insurance represented 9.9% of our portfolio at fair value. The U.S. insurance industry is heavily regulated and our investments in insurance are subject to a variety of risks, including, but not limited to, additional or changing government regulations that could increase compliance and other costs of doing business, which may impact the business of such portfolio companies.
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
Under the terms of the loan sale agreements entered into in connection with our debt securitization transactions with respect to the CLOs (collectively, the “CLO Transactions”), we and one of ORCC Financing II, ORCC Financing III, or ORCC Financing IV sold and/or contributed to (i) in the case of CLO II, CLO III, CLO IV and CLO VI, the exempt company incorporated in the Cayman Islands with limited liability or (ii) in the case of CLO I, CLO V, CLO VII, and CLO X, the Delaware limited liability company, in connection with the particular CLO Transaction, as applicable (the "CLO Issuers"), all of the ownership interest in the portfolio loans and participations held by the CLO Issuers on the closing date for the CLO Transaction for the purchase price and other consideration set forth in such loan sale agreements. As a result of the CLO Transactions, we hold all of the preferred shares issued by the CLO Issuers (collectively, the “CLO Preferred Shares”), which comprise 100% of the equity interests (other than, in the case of CLO II, CLO III, CLO IV and CLO VI, certain nominal interests held by a charitable trust for purposes of limiting the ability of the CLO Issuers to file for bankruptcy), in the CLO Issuers and in the case of CLO II, CLO III, CLO IV and CLO VI, each CLO Issuer in turn owns 100% of the equity of each Delaware limited liability company formed in connection with each CLO Transaction (the "CLO Co-Issuers"). In the case of CLO I, CLO V, CLO VII and CLO X, we own the equity interests of the CLO Issuers (i.e., the CLO Preferred Shares). As a result, we expect to consolidate the financial statements of the CLO Issuers in our consolidated financial statements. However, once sold or contributed to a CLO, the underlying loans and participation interests have been securitized and are no longer our direct investment, and the risk return profile has been altered. In general, rather than holding interests in the underlying loans and participation interests, the CLO Transactions resulted in us holding equity interests in the CLO Issuers, with the CLO Issuers holding the underlying loans. As a result, we are subject both to the risks and benefits associated with the Preferred Shares and, indirectly, the risks and benefits associated with the underlying loans and participation interests held by the CLO Issuers. In addition, our ability to sell, amend or otherwise modify an underlying loan held by a CLO Issuer is subject to certain conditions and restrictions under the applicable CLO Transactions, which may prevent us from taking actions that we would take if we held such underlying loan directly.
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
Under each CLO Indenture, as long as any CLO Debt of the applicable CLO Issuer is outstanding, the holders of the senior-most outstanding class of such CLO Debt will have the right to direct the trustee or the applicable CLO Issuer to take certain actions under the applicable CLO Indenture (and the CLO I Credit Agreement and the CLO VII Credit Agreements, in the case of CLO I, and CLO VII, as applicable, subject to certain conditions). For example, these holders will have the right, following an event of default, to direct certain actions and control certain decisions, including the right to accelerate the maturity of applicable CLO Debt and, under certain circumstances, the liquidation of the collateral. Remedies pursued by such holders upon an event of default could be adverse to our interests.
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
Under the CLO Indentures governing the CLO Transactions, there are two coverage tests applicable to CLO Debt. These tests apply to each CLO Transaction separately. The first such test, the interest coverage test, compares the amount of interest proceeds received and, other than in the case of defaulted loans, scheduled to be received on the underlying loans held by each CLO Issuer to the amount of interest due and payable on the CLO Debt of such CLO Issuer and the amount of fees and expenses senior to the payment of such interest in the priority of distribution of interest proceeds. To satisfy this test interest received on the portfolio loans held by such CLO Issuer must equal at least 120% of the amount equal to the interest payable on the CLO Debt of such CLO Issuer for Class A/B in CLO I, CLO II, CLO III, CLO IV, CLO V, CLO VI, CLO VII and CLO X, at least 115% for Class C in CLO I and CLO V, and at least 105% for Class C in CLO VII, plus the senior fees and expenses. The second such test, the overcollateralization test, compares the adjusted collateral principal amount of the portfolio of underlying loans of each CLO Issuer to the aggregate outstanding principal amount of the CLO Debt of such CLO Issuer. To satisfy this second test at any time, this adjusted collateral principal amount for CLO I must equal at least 138.46% for Class A/B and 122.67% for Class C for CLO I of the outstanding principal amount of the CLO I Debt, 138.50% for CLO II, 138.46% for CLO III, 138.46% for CLO IV, 138.46% for Class A/B and 121.85% for Class C for CLO V, 138.85% for CLO VI, 138.85% for Class A/B and 136.41% for Class C for CLO VII and 138.80% for CLO X. In this test, certain reductions are applied to the principal balance of underlying loans in connection with certain events, such as defaults or ratings downgrades to “CCC” levels or below with respect to the loans held by each CLO Issuer. These adjustments increase the likelihood that this test is not satisfied. If either coverage test with respect to a CLO Transaction is not satisfied on any determination date on which such test is applicable, the applicable CLO Issuer must apply available amounts to redeem its CLO Debt in an amount necessary to cause such test to be satisfied. This would reduce or eliminate the amounts otherwise available to make distributions to us as the holder of the CLO Preferred Shares of such CLO Issuer.
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
Climate change and climate-related effects may expose us to systemic, global, macroeconomic risks and could adversely affect our business and the businesses of our products’ portfolio companies.
Global climate change is widely considered to be a significant threat to the global economy. We and the companies in which we invest may face risks associated with climate change, including physical risks such as an increased frequency or severity of extreme weather events and rising sea levels and temperatures. In addition, climate change may also impact our profitability and costs, as well as pose systemic risks for our businesses and those of the companies in which we invest. For example, to the extent weather conditions are affected by climate change, energy use by us or the companies in which we invest could increase or decrease depending on the duration and magnitude of any changes. Increases in the cost of energy could adversely affect the cost of operations of us or the companies in which we invest. On the other hand, a decrease in energy use due to weather changes may affect the financial condition of some of the companies in which we invest through decreased revenues. Additionally, extreme weather conditions in general require more system backup, adding to costs, and can contribute to increased system stresses, including service interruptions.
Further, the current U.S. presidential administration has focused on climate change policies and has re-joined the Paris Agreement, which includes commitments from countries to reduce their greenhouse gas emissions, among other commitments. The Paris Agreement and other regulatory and voluntary initiatives launched by international, federal, state, and regional policymakers and regulatory authorities as well as private actors seeking to reduce greenhouse gas emissions may expose our business operations, products and products’ portfolio companies to other types of transition risks, such as: (i) political and policy risks, (including changing regulatory incentives, and legal requirements, including with respect to greenhouse gas emissions, that could result in increased costs or changes in business operations), (ii) regulatory and litigation risks, (including changing legal requirements that could result in increased permitting, tax and compliance costs, changes in business operations, or the discontinuance of certain operations, and litigation seeking monetary or injunctive relief related to impacts related to climate change), (iii) technology and market risks, (including declining market for investments in industries seen as greenhouse gas intensive or less effective than alternatives in reducing greenhouse gas emissions), (iv) business trend risks, (including the increased attention to ESG considerations by our investors, including in connection with their determination of whether to invest), and (v) potential harm to our reputation if our shareholders believe that we are not adequately or appropriately responding to climate change and/or climate risk management, including through the way in which we operate our business, the composition of portfolio, our new investments or the decisions we make to continue to conduct or change our activities in response to climate change considerations.
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
We may experience fluctuations in our quarterly results.
We could experience fluctuations in our quarterly operating results due to a number of factors, including our ability or inability to make investments in companies that meet our investment criteria, the interest rate payable on the loans or other debt securities we originate or acquire, the level of our expenses (including our borrowing costs), variations in and the timing of the recognition of realized and unrealized gains or losses, the degree to which we encounter competition in our markets and general economic conditions. As a result of these factors, results for any previous period should not be relied upon as being indicative of performance in future periods or the full fiscal year.
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
Risks Related to an Investment in our Unsecured Notes
Our unsecured notes are effectively subordinated to any secured indebtedness we have currently incurred or may incur in the future.
We have issued notes that are unsecured by any of our assets or any of the assets of our subsidiaries. As a result, these notes are effectively subordinated, or junior, to any secured indebtedness or other obligations we or our subsidiaries have currently incurred and may incur in the future (or any indebtedness that is initially unsecured that we later secure) to the extent of the value of the assets securing such indebtedness. Substantially all of our subsidiaries’ assets are currently pledged as collateral under our credit facilities or in connection with our CLOs. In any liquidation, dissolution, bankruptcy or other similar proceeding, the holders of any of our existing or future secured indebtedness and the secured indebtedness of our subsidiaries may assert rights against the assets pledged to secure that indebtedness in order to receive full payment of their indebtedness before the assets may be used to pay other creditors, including the holders of the unsecured notes. Secured indebtedness is effectively senior to the Notes to the extent of the value of the assets securing such indebtedness.
Our unsecured notes are structurally subordinated to the indebtedness and other liabilities of our subsidiaries.
The unsecured notes are exclusively our obligations and not of any of our subsidiaries. None of our subsidiaries are a guarantor of the unsecured notes and the unsecured notes are not required to be guaranteed by any subsidiaries we may acquire or create in the future. Except to the extent we are a creditor with recognized claims against our subsidiaries, all claims of creditors (including trade creditors) and holders of preferred stock, if any, of our subsidiaries will have priority over our equity interests in such subsidiaries (and therefore the claims of our creditors, including holders of the unsecured notes) with respect to the assets of such subsidiaries. Even if we are recognized as a creditor of one or more of our subsidiaries, our claims would still be effectively subordinated to any security interests in the assets of any such subsidiary and to any indebtedness or other liabilities of any such subsidiary senior to our claims. Consequently, our unsecured notes will be structurally subordinated, or junior, to our SPV Asset Facilities, CLOs and all existing and future indebtedness and other obligations (including trade payables) incurred by any of our subsidiaries, financing vehicles or similar facilities and any subsidiaries, financing vehicles or similar facilities that we may in the future acquire or establish. Our subsidiaries may incur indebtedness in the future, all of which would be structurally senior to the unsecured notes.
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

An increase in market interest rates could result in a decrease in the market value of our unsecured notes.
The condition of the financial markets and prevailing interest rates have fluctuated in the past and are likely to fluctuate in the future, which could have an adverse effect on the market prices of our unsecured notes. In general, as market interest rates rise, debt securities bearing interest at fixed rates of interest decline in value. We cannot predict the future level of market interest rates.
The indenture under which the unsecured notes were issued contains limited protection for holders of our unsecured notes.
The indenture offers limited protection to holders of our unsecured notes. The terms of the indenture and the unsecured notes do not restrict our or any of our subsidiaries’ ability to engage in, or otherwise be a party to, a variety of corporate transactions, circumstances or events that could have an adverse impact on your investment in the unsecured notes. In particular, the terms of the indenture and the unsecured notes will not place any restrictions on our or our subsidiaries’ ability to:
•issue securities or otherwise incur additional indebtedness or other obligations other than an incurrence of indebtedness or other obligations that would cause a violation of Section 18(a)(1)(A) as modified by Section 61(a) of the 1940 Act or any successor provisions of the 1940 Act, but giving effect, in either case, to any exemptive relief granted to us by the SEC. Currently, these provisions generally prohibit us from incurring additional borrowings, including through the issuance of additional debt securities, unless our asset coverage, as defined in the 1940 Act, equals at least 150% after such borrowings;
•pay dividends on, or purchase or redeem or make any payments in respect of, capital stock or other securities ranking junior in right of payment to the unsecured notes;
•sell assets (other than certain limited restrictions on our ability to consolidate, merge or sell all or substantially all of our assets);
•create liens (including liens on the shares of our subsidiaries) or enter into sale and leaseback transactions;
•enter into transactions with affiliates;
•make investments; or
•create restrictions on the payment of dividends or other amounts to us from our subsidiaries.
Furthermore, the terms of the indenture and the unsecured notes do not protect holders of the unsecured notes in the event that we experience changes (including significant adverse changes) in our financial condition, results of operations or credit ratings, as they do not require that we or our subsidiaries adhere to any financial tests or ratios or specified levels of net worth, revenues, income, cash flow or liquidity.
Our ability to recapitalize, incur additional debt and take a number of other actions that are not limited by the terms of the unsecured notes may have important consequences for you as a holder of the unsecured notes, including making it more difficult for us to satisfy our obligations with respect to the unsecured notes or negatively affecting the trading value of the unsecured notes.
Certain of our current debt instruments include more protections for their holders than the indenture and the unsecured notes. In addition, other debt we issue or incur in the future could contain more protections for its holders than the indenture and the unsecured notes, including additional covenants and events of default. The issuance or incurrence of any such debt with incremental protections could affect the market for and trading levels and prices of the unsecured notes.
The optional redemption provision may materially adversely affect your return on the unsecured notes.
The unsecured notes are redeemable in whole or in part at any time or from time to time at our option. We may choose to redeem the unsecured notes at times when prevailing interest rates are lower than the interest rate paid on the unsecured notes. In this circumstance, you may not be able to reinvest the redemption proceeds in a comparable security at an effective interest rate as high as that of the unsecured notes being redeemed.
We may not be able to repurchase the unsecured notes upon a Change of Control Repurchase Event.
Upon the occurrence of a Change of Control Repurchase Event, as defined in the indenture that governs the unsecured notes, as supplemented, subject to certain conditions, we will be required to offer to repurchase all outstanding unsecured notes at 100% of their principal amount, plus accrued and unpaid interest. The source of funds for that purchase of the unsecured notes will be our available cash or cash generated from our operations or other potential sources, including borrowings, investment repayments, sales of assets or sales of equity. We cannot assure you that sufficient funds from such sources will be available at the time of any Change of Control Repurchase Event to make required repurchases of the unsecured notes tendered. Our debt instruments may contain restrictions and provisions that we would have to comply with in connection with any repurchase of the unsecured notes. If the holders of the unsecured notes exercise their right to require us to repurchase all the unsecured notes upon a Change of Control Repurchase Event, the financial effect of this repurchase could cause a default under our existing or future debt instruments, even if the Change of Control Repurchase Event itself would not cause a default. It is possible that we will not have sufficient funds at the time of the Change of Control Repurchase Event to make the required repurchase of the unsecured notes or our other debt.

If an active trading market does not develop for the unsecured notes, you may not be able to resell them.
We do not intend to apply for listing of the unsecured notes on any securities exchange or for quotation of the unsecured notes on any automated dealer quotation system. If no active trading market develops, you may not be able to resell the unsecured notes at their fair market value or at all. If the unsecured notes are traded after their initial issuance, they may trade at a discount from their initial offering price depending on prevailing interest rates, the market for similar securities, our credit ratings, general economic conditions, our financial condition, performance and prospects and other factors. We cannot assure you that a liquid trading market will develop for the unsecured notes, that you will be able to sell the unsecured notes at a particular time or that the price you receive when you sell will be favorable. To the extent an active trading market does not develop for the unsecured notes, the liquidity and trading price for the unsecured notes may be harmed. Accordingly, you may be required to bear the financial risk of an investment in the unsecured notes for an indefinite period of time.
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
Unrealized appreciation on derivatives, such as foreign currency forward contracts, may be included in taxable income while the receipt of cash may occur in a subsequent period when the related contract expires. Any unrealized depreciation on investments that the foreign currency forward contracts are designed to hedge are not currently deductible for tax purposes. This can result in increased taxable income whereby we may not have sufficient cash to pay distributions or we may opt to retain such taxable income and pay a 4% excise tax. In such cases we could still rely upon the “spillover provisions” to maintain RIC tax treatment.
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
While the SEC’s recent lists of examination priorities include such items as assessments of investment advisers’ marketing practices, compensation arrangements and controls to protect non-public information, it is generally expected that the SEC’s oversight of alternative asset managers will continue to focus substantially on concerns related to fiduciary duty transparency and investor disclosure practices. Although the SEC has cited improvements in disclosures and industry practices in this area, it has also indicated that there is room for improvement in particular areas, including fees and expenses (and the allocation of such fees and expenses) and co-investment practices. To this end, many investment advisory firms have received inquiries during examinations or directly from the SEC’s Division of Enforcement regarding various transparency-related topics, including the acceleration of monitoring fees, the allocation of broken-deal expenses, outside business activities of firm principals and employees, group purchasing arrangements and general conflicts of interest disclosures. While we believe we have made appropriate and timely disclosures regarding the foregoing, the SEC staff may disagree.
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
The central banks and, in particular, the U.S. Federal Reserve, have recently taken significant action to combat elevated inflation and market volatility. It is impossible to predict if, how, and to what extent the United States and other governments would further intervene in the credit markets. Such intervention is often prompted by politically sensitive issues involving family homes, student loans, real estate speculation, credit card receivables, pandemics, etc., and could, as a result, be contrary to what we would predict from an “economically rational” perspective.
On the other hand, recent governmental intervention could mean that the willingness of governmental bodies to take additional extraordinary action is diminished. As a result, in the event of near-term major market disruptions, there might be only limited additional government intervention, resulting in correspondingly greater market dislocation and materially greater market risk.
Provisions of the Maryland General Corporation Law and of our charter and bylaws could deter takeover attempts and have an adverse effect on the price of our common stock.
The Maryland General Corporation Law (the “MGCL”), our charter and our bylaws contain provisions that may discourage, delay or make more difficult a change in control of the Company or the removal of our directors. We are subject to the Maryland Business Combination Act (the “Business Combination Act”), subject to any applicable requirements of the 1940 Act. Our board of directors has adopted a resolution exempting from the Business Combination Act any business combination between us and any other person, subject to prior approval of such business combination by our board, including approval by a majority of our disinterested directors. If the resolution exempting business combinations is repealed or our board or disinterested directors do not approve a business combination, the Business Combination Act may discourage third parties from trying to acquire control of us and may increase the difficulty of consummating such an offer. Our bylaws exempt from the Maryland Control Share Acquisition Act (the “Control Share Acquisition Act”) acquisitions of our stock by any person. If we amend our bylaws to repeal the exemption from the Control Share Acquisition Act, subject to any applicable requirements of the 1940 Act, the Control Share Acquisition Act also may make it more difficult for a third party to obtain control of us and may increase the difficulty of consummating such an offer.
We have also adopted measures that may make it difficult for a third party to obtain control of us, including provisions of our charter classifying our board of directors into three classes serving staggered three-year terms, and provisions of our charter authorizing our board of directors to classify or reclassify shares of our stock into one or more classes or series, to cause the issuance of additional shares of our stock, and to amend our charter from time to time, without stockholder approval, to increase or decrease the aggregate number of shares of stock or the number of shares of stock of any class or series that we have authority to issue. These provisions, as well as other provisions of our charter and bylaws, may discourage, delay, defer, make more difficult or prevent a transaction or a change in control that might otherwise be in stockholders’ best interest.
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
•disease pandemics;
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
We operate in businesses that are highly dependent on information systems and technology. The costs related to cyber or other security threats or disruptions may not be fully insured or indemnified by other means. Cybersecurity has become a priority for regulators in the U.S. and around the world. Many jurisdictions in which we operate have laws and regulations relating to data privacy, cybersecurity and protection of personal information. In addition, the SEC remains extremely focused on cybersecurity, has recently adopted new rules related to cybersecurity, and may adopt additional rules and regulations in the future, including testing the implementation of these procedures and controls. Further, the European General Data Protection Regulation (the “GDPR”) came into effect in May 2018. Data protection requirements under the GDPR are more stringent than those imposed under prior European legislation. There are substantial financial penalties for breach of the GDPR, including up to the higher of 20 million Euros or 4% of group annual worldwide turnover. Non-compliance with any of the aforementioned laws or other similar laws, therefore, represents a serious risk to our business. Some jurisdictions have also enacted laws requiring companies to notify individuals of data security breaches involving certain types of personal data. Breaches in security could potentially jeopardize our, our employees’ or our product investors’ or counterparties’ confidential and other information processed and stored in, and transmitted through, our computer systems and networks, or otherwise cause interruptions or malfunctions in our, our employees’, our product investors’, our counterparties’ or third parties’ operations, which could result in significant losses, increased costs, disruption of our business, liability to our product investors and other counterparties, regulatory intervention or reputational damage. Furthermore, if we fail to comply with the relevant laws and regulations, it could result in regulatory investigations and penalties, which could lead to negative publicity and may cause our product investors and clients to lose confidence in the effectiveness of our security measures. Finally, there have been significant evolution and developments in the use of artificial intelligence technologies, such as ChatGPT. We cannot fully determine the impact or cybersecurity risk of such evolving technology to our business at this time.

Item 1B. Unresolved Staff Comments
None.
Item 1C. Cybersecurity.
Cybersecurity Processes and Risk Assessment
We rely on the cybersecurity program implemented by Blue Owl, the indirect affiliate of our Adviser. Blue Owl has implemented a cybersecurity program, which i is focused on (i) protecting the confidentiality of business, client, investors in its funds and its employee information; (ii) maintaining the security and availability of its systems and data; (iii) supporting compliance with applicable laws and regulations; (iv) documenting cybersecurity incidents and its responses; and (v) notification of cybersecurity incidents to, and communications with, appropriate internal and external parties.
Blue Owl has implemented an information security governance policy (the “ISG Policy”) governing cybersecurity risk, which is designed to facilitate the protection of sensitive or confidential business, client, investor and any employee information that it stores or processes and the maintenance of critical services and systems. Blue Owl’s cybersecurity program is managed by Blue Owl’s Chief Technology Officer and Head of Technology Infrastructure (together, “Blue Owl IT Management”), who report to Blue Owl’s Chief Operating Officer. Blue Owl IT Management and its team are responsible for implementing Blue Owl’s monitoring and alert response processes, vulnerability management, changes made to its critical systems, including software and network changes, and various other technological and administrative safeguards. These processes and systems are designed to protect against unauthorized access of information, including by cyber-attacks, and Blue Owl’s policy and processes include, as appropriate, encryption, data loss prevention technology, authentication technology, entitlement management, access control, anti-virus and anti-malware software, and transmission of data over private networks. Blue Owl’s processes and systems aim to prevent or mitigate two main types of cybersecurity risk: first, cybersecurity risks associated with its physical and digital devices and infrastructure, and second, cybersecurity risks associated with third parties, such as people and organizations who have access to its devices, infrastructure or confidential or sensitive information. The cybersecurity-control principles that form the basis of Blue Owl’s cybersecurity program are informed by the National Institute of Standards and Technology Cybersecurity Framework (“NIST”).
Blue Owl’s cybersecurity program includes review and assessment by third parties of the cybersecurity processes and systems. These third parties assess and report on Blue Owl’s compliance with applicable laws and regulations and its internal incident response preparedness, including benchmarking to best practices and industry frameworks and help identify areas for continued focus and improvement. Annual penetration testing of its network, including critical systems and systems that store confidential or sensitive information, is conducted with third party consultants and vulnerabilities are reviewed by Blue Owl IT Management for remediation. When Blue Owl engages vendors and other third party partners who will have access to sensitive data or client systems and facilities, its infrastructure technology team assesses their cybersecurity programs and processes.

Blue Owl also provides its employees with cybersecurity awareness training at onboarding and annually, as well as interim security reminders and alerts. Blue Owl conducts regular phishing tests and provides additional training as appropriate.
Governance and Oversight of Cybersecurity Risks
Blue Owl has developed an incident response framework to identify, assess and manage cybersecurity events. The framework is managed and implemented by Blue Owl’s Cyber Risk Operating Committee (the “C-ROC”), a cross-functional management committee that includes its General Counsel, Chief Operating Officer, Chief Compliance Officer and Blue Owl IT Management. The C-ROC is responsible for gathering information with respect to a cybersecurity incident, assessing its severity and potential responses, as well as communicating with business heads and senior management, as appropriate. This framework contemplates conducting simulated cybersecurity incident response exercises with members of senior management on an interim basis in coordination with external cyber counsel.
Blue Owl’s cybersecurity program, which is overseen by the C-ROC, is managed by an internal team that is responsible for enterprise-wide cybersecurity strategy, policies, engineering and processes. The team is led by Blue Owl’s Chief Technology Officer, who has over 25 years of experience advising on technology strategy, including digital transformation, cybersecurity, business analytics and infrastructure, and Blue Owl’s Head of Technology Infrastructure, who has over 20 years of experience in the information technology field with a focus on IT risk governance and management, information security, incident response capabilities and assessing effectiveness of controls. The C-ROC meets regularly and forms cross-enterprise teams, as needed, to manage and implement key policies and initiatives of Blue Owl’s cybersecurity program.
Our Board of Directors has delegated the primary responsibility for oversight and review of guidelines and policies with respect to risk assessment and risk management to the Audit Committee. Blue Owl’s Chief Technology Officer periodically reports to the Audit Committee as well as the full Board, as appropriate, on cybersecurity matters. Such reporting includes updates on Blue Owl’s cybersecurity program, the external threat environment and Blue Owl’s programs to address and mitigate the risks associated with the evolving cybersecurity threat environment. These reports also include updates on Blue Owl’s preparedness, prevention, detection, responsiveness and recovery with respect to cyber incidents.
Impact of Cybersecurity Risks
In 2023, we did not experience a material cybersecurity incident, and we are not aware of any cybersecurity risks that are reasonably likely to materially affect our business. While we do not believe that our business strategy, results of operations or financial condition have been materially adversely affected by any cybersecurity incidents, we describe whether and how future incidents could have a material impact on our business strategy, results of operations or financial condition in “Internal and external cybersecurity threats and risks, as well as other disasters, may adversely affect our business or the business or our portfolio companies by impairing the ability to conduct business effectively.” and “Increased data protection regulation may result in increased complexities and risk in connection with the operation of our business.”
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
Our common stock is traded on the NYSE under the symbol “OBDC”. Our common stock has historically traded at prices both above and below our net asset value per share. It is not possible to predict whether our common stock will trade at a price per share at, above or below net asset value per share. See “ITEM 1A. RISK FACTORS— Risks Related to an Investment in our Common Stock—We cannot assure you that the market price of shares of our common stock will not decline.” On February 16, 2024, the last reported closing sales price of our common stock on the NYSE was $14.97 per share, which represented a discount of approximately 3.1% to net asset value per share reported by us as of December 31, 2023.
Holders
As of February 16, 2024, there were approximately 14 holders of record of our common stock (including Cede & Co.).
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
For the year ended December 31, 2023, we recorded expenses of $12.8 million for U.S. federal income tax, including excise tax.
Distributions
We generally intend to distribute, out of assets legally available for distribution, substantially all of our available earnings, on a quarterly basis, as determined by Board in its discretion.
On February 21, 2024, the Board declared a first quarter dividend of $0.37 per share for stockholders of record as of March 29, 2024, payable on or before April 15, 2024 and a fourth quarter supplemental dividend of $0.08 per share for stockholders of record as of March 1, 2024, payable on or before March 15, 2024. The supplemental dividend is calculated as 50% of net investment income in excess of our regular dividend, subject to certain measurement tests and rounded to the nearest penny.

The following table summarizes dividends declared for the following period:

Date Declared	For the Year Ended December 31, 2023
	Record Date	Payment Date	Distribution per Share
November 7, 2023	December 29, 2023	January 12, 2024	$0.35
November 7, 2023 (supplemental dividend)	November 30, 2023	December 15, 2023	$0.08
August 8, 2023	September 29, 2023	October 13, 2023	$0.33
August 8, 2023 (supplemental dividend)	August 31, 2023	September 15, 2023	$0.07
May 9, 2023	June 30, 2023	July 14, 2023	$0.33
May 9, 2023 (supplemental dividend)	May 31, 2023	June 15, 2023	$0.06
February 21, 2023	March 31, 2023	April 14, 2023	$0.33
February 21, 2023 (supplemental dividend)	March 3, 2023	March 17, 2023	$0.04
Total Distributions Declared			$1.59
Total distributions declared of $620.3 million resulted in a taxable dividend amount of $620.3 million that consisted of $612.9 million of ordinary income and $7.4 million of net long-term capital gains for the year ending December 31, 2023. For the year ended December 31, 2023, 90.2% of distributed ordinary income qualified as interest related dividend which is exempt from U.S. withholding tax applicable to non-U.S. shareholders.
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
The following table reflects the common stock issued pursuant to the dividend reinvestment plan during the year ended December 31, 2023:

Date Declared	Record Date	Payment Date	Shares
November 7, 2023 (supplemental dividend)	November 30, 2023	December 15, 2023	98,832	(1)
August 8, 2023	September 29, 2023	October 13, 2023	415,349	(1)
August 8, 2023 (supplemental dividend)	August 31, 2023	September 15, 2023	89,305	(1)
May 9, 2023	June 30, 2023	July 14, 2023	516,771	(1)
May 9, 2023 (supplemental dividend)	May 31, 2023	June 15, 2023	84,373	(1)
February 21, 2023	March 31, 2023	April 14, 2023	558,872	(1)
February 21, 2023 (supplemental dividend)	March 3, 2023	March 17, 2023	77,157	(1)
November 1, 2022	December 30, 2022	January 13, 2023	583,495	(1)
________________
(1)Shares purchased in the open market in order to satisfy dividends reinvested under our dividend reinvestment program.

2020 Stock Repurchase Program
On November 3, 2020, the Board approved the 2020 Stock Repurchase Program under which we were authorized to repurchase up to $100 million of our outstanding common stock. Under the 2020 Stock Repurchase Program program, purchases were made at management’s discretion from time to time in open-market transactions, in accordance with all applicable securities laws and regulations. On November 2, 2021, the Board approved an extension to the 2020 Stock Repurchase Program for an additional 12-months and on November 2, 2022, the 2020 Stock Repurchase Program ended in accordance with its terms. For the period ended December 31, 2021, the agent had repurchased 186,150 shares of our common stock pursuant to the 2020 Stock Repurchase Program for approximately $2.6 million. For the period ended December 31, 2022, the agent had repurchased 757,926 shares of our common stock pursuant to the 2020 Stock Repurchase Program for approximately $10.0 million. For the following periods, repurchases under the 2020 Stock Repurchase Program were as follows:

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

2022 Stock Repurchase Program
On November 1, 2022, the Board approved the 2022 Stock Repurchase Program under which we may repurchase up to $150 million of our outstanding common stock. Under the 2022 Stock Repurchase Program, purchases may be made at management’s discretion from time to time in open-market transactions, in accordance with all applicable securities laws and regulations. Unless extended by the Board, the 2022 Stock Repurchase Program will terminate 18-months from the date it was approved. For the period ended December 31, 2022, the agent had repurchased 1,346,326 shares of our common stock pursuant to the 2022 Stock Repurchase Program for approximately $15.9 million. For the period ended December 31, 2023, the agent had repurchased 2,743,812 shares of our common stock pursuant to the 2022 Stock Repurchase Program for approximately $34.1 million. For the following periods, repurchases under the 2022 Stock Repurchase Program were as follows:

Period ($ in millions, except share and per share amounts)	Total Number of Shares Repurchased	Average Price Paid per Share	Approximate Dollar Value of Shares that have been Purchased Under the Plans	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan
November 1, 2022 - November 30, 2022	—	$—	$—	$150.0
December 1, 2022 - December 31, 2022	1,346,326	$11.84	$15.9	134.1
	1,346,326		$15.9

Period ($ in millions, except share and per share amounts)(1)	Total Number of Shares Repurchased	Average Price Paid per Share	Approximate Dollar Value of Shares that have been Purchased Under the Plans	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan
January 1, 2023 - January 31, 2023	1,493,034	$12.19	$18.2	$115.9
February 1, 2023 - February 28, 2023	29,154	$12.98	$0.4	$115.5
March 1, 2023 - March 31, 2023	278,419	$12.61	$3.5	$112.0
April 1, 2023 - April 30, 2023	687,545	$12.65	$8.7	$103.3
May 1, 2023 - May 31, 2023	190,355	$12.53	$2.4	$100.9
June 1, 2023 - June 30, 2023	65,305	$13.50	$0.9	$100.0
Total	2,743,812		$34.1
________________
(1)No purchases were made from July 1, 2023 to December 31, 2023.

Price Range of Common Stock
Our common stock is traded on the NYSE under the symbol “OBDC”. Our common stock has traded at prices both above and below our net asset value per share. It is not possible to predict whether our common stock will trade at a price per share at, above or below net asset value per share. See “ITEM 1A. Risk Factors—Risks Related to an Investment in Our Common Stock.”
The following table sets forth the net asset value per share of our common stock, the range of high and low closing sales prices of our common stock reported on the NYSE, the closing sales price as a premium (discount) to net asset value and the dividends declared by us in each fiscal quarter since we began trading on the NYSE. On February 16, 2024, the last reported closing sales price of our common stock on the NYSE was $14.97 per share, which represented a discount of approximately 3.1% to the net asset value per share reported by us as of December 31, 2023.

		Price Range
Period	Net Asset Value(1)	High	Low	High Sales Price Premium (Discount) to Net Asset Value(2)	Low Sales Price Premium (Discount) to Net Asset Value(2)	Cash Dividend Per Share(3)
Year Ended December 31, 2023
First Quarter	$15.15	$13.70	$11.86	-9.6%	-21.7%	$0.37	(5)
Second Quarter	$15.26	$13.78	$12.25	-9.7%	-19.7%	$0.39	(6)
Third Quarter	$15.40	$14.16	$13.34	-8.1%	-13.4%	$0.40	(7)
Fourth Quarter	$15.45	$15.17	$11.55	(1.8)%	(25.2)%	$0.43	(8)
Year Ended December 31, 2022
First Quarter	$14.88	$15.07	$14.14	1.3%	-5.0%	$0.31
Second Quarter	$14.48	$15.19	$12.24	4.9%	-15.5%	$0.31
Third Quarter	$14.85	$13.77	$10.34	-7.3%	-30.4%	$0.31
Fourth Quarter	$14.99	$13.36	$10.50	-10.9%	-30.0%	$0.36	(4)
Year Ended December 31, 2021
First Quarter	$14.82	$14.29	$12.31	-3.6%	-16.9%	$0.31
Second Quarter	$14.90	$14.85	$13.55	-0.3%	-9.1%	$0.31
Third Quarter	$14.95	$14.77	$14.12	-1.2%	-5.6%	$0.31
Fourth Quarter	$15.08	$14.73	$13.88	-2.3%	-8.0%	$0.31
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
(4)Consists of a quarterly dividend of $0.33 per share and supplemental third quarter dividend of $0.03 per share, payable on or before January 13, 2023 and December 15, 2022, respectively, subject to the satisfaction of certain Maryland law requirements.
(5)Consists of a quarterly dividend of $0.33 per share and supplemental fourth quarter dividend of $0.04 per share, payable on or before April 14, 2023 and March 17, 2023, respectively, subject to the satisfaction of certain Maryland law requirements.
(6)Consists of a quarterly dividend of $0.33 per share and supplemental first quarter dividend of $0.06 per share, payable on or before July 14, 2023 and June 15, 2023, respectively, subject to the satisfaction of certain Maryland law requirements.
(7)Consists of a quarterly dividend of $0.33 per share and supplemental second quarter dividend of $0.07 per share, payable on or before October 13, 2023 and September 15, 2023, respectively, subject to the satisfaction of certain Maryland law requirements.
(8)Consists of a quarterly dividend of $0.35 per share and supplemental third quarter dividend of $0.08 per share, payable on or before January 12, 2024 and December 15, 2023, respectively, subject to the satisfaction of certain Maryland law requirements.

Stock Performance Graph
This graph compares the stockholder return on our common stock from July 18, 2019 (the date our common stock commenced trading on the NYSE) to December 31, 2023 with that of the Standard & Poor’s 500 Stock Index, Standard & Poor’s BDC Index and Standard & Poor’s LSTA Leveraged Loan Stock Index. This graph assumes that on July 18, 2019, $100 was invested in our common stock, the Standard & Poor’s BDC Index, the Standard & Poor’s 500 Stock Index and the Standard & Poor’s LSTA Leveraged Loan Stock Index. The graph also assumes the reinvestment of all cash dividends prior to any tax effect. The graph and other information furnished under this Part II Item 5 of this Annual Report on Form 10-K shall not be deemed to be “soliciting material” or to be “filed” with the SEC or subject to Regulation 14A or 14C under, or to the liabilities of Section 18 of, the Exchange Act. The stock price performance included in the below graph is not necessarily indicative of future stock performance.
COMPARISON OF CUMULATIVE TOTAL RETURN AMONG BLUE OWL CAPITAL
CORPORATION, STANDARD & POOR’S 500 INDEX, STANDARD & POOR’S BDC INDEX AND
STANDARD & POOR’S LSTA LEVERAGED LOAN INDEX
_______________
(1)Commences with our initial public offering.
SOURCE: S&P Global Market Intelligence
NOTES: Assumes $100 invested on July 18, 2019 in Blue Owl Capital Corporation, the Standard & Poor’s 500 Index, the Standard & Poor’s BDC Index and the Standard & Poor’s LSTA Leveraged Loan Stock Index. Assumes all dividends are reinvested on the respective dividend payment dates without commissions.

Senior Securities
Information about our senior securities is shown in the following table as of the end of the fiscal years ended December 31, 2023, 2022, 2021, 2020, 2019, 2018, 2017 and 2016.

Class and Period	Total Amount Outstanding Exclusive of Treasury Securities(1) ($ in millions)	Asset Coverage per Unit(2)	Involuntary Liquidating Preference per Unit(3)	Average Market Value per Unit(4)
Revolving Credit Facility
December 31, 2023	$419.0	$1,830	—	N/A
December 31, 2022	$557.1	$1,788	—	N/A
December 31, 2021	$892.3	$1,820	—	N/A
December 31, 2020	$252.5	$2,060	—	N/A
December 31, 2019	$480.9	$2,926	—	N/A
December 31, 2018	$308.6	$2,254	—	N/A
December 31, 2017	$—	$2,580	—	N/A
SPV Asset Facility I(6)
December 31, 2020	$—	$—	—	N/A
December 31, 2019	$300.0	$2,926	—	N/A
December 31, 2018	$400.0	$2,254	—	N/A
December 31, 2017	$400.0	$2,580	—	N/A
SPV Asset Facility II
December 31, 2023	$250.0	$1,830	—	N/A
December 31, 2022	$250.0	$1,788	—	N/A
December 31, 2021	$100.0	$1,820	—	N/A
December 31, 2020	$100.0	$2,060	—	N/A
December 31, 2019	$350.0	$2,926	—	N/A
December 31, 2018	$550.0	$2,254	—	N/A
SPV Asset Facility III(9)
December 31, 2023	$—	$—	—	N/A
December 31, 2022	$250.0	$1,788	—	N/A
December 31, 2021	$190.0	$1,820	—	N/A
December 31, 2020	$375.0	$2,060	—	N/A
December 31, 2019	$255.0	$2,926	—	N/A
December 31, 2018	$300.0	$2,254	—	N/A
SPV Asset Facility IV(8)
December 31, 2022	$—	$—	—	N/A
December 31, 2021	$155.0	$1,820	—	N/A
December 31, 2020	$295.0	$2,060	—	N/A
December 31, 2019	$60.3	$2,926	—	N/A
CLO I
December 31, 2023	$276.6	$1,830	—	N/A
December 31, 2022	$390.0	$1,788	—	N/A
December 31, 2021	$390.0	$1,820	—	N/A
December 31, 2020	$390.0	$2,060	—	N/A
December 31, 2019	$390.0	$2,926	—	N/A
CLO II
December 31, 2023	$260.0	$1,830	—	N/A
December 31, 2022	$260.0	$1,788	—	N/A
December 31, 2021	$260.0	$1,820	—	N/A

Class and Period	Total Amount Outstanding Exclusive of Treasury Securities(1) ($ in millions)	Asset Coverage per Unit(2)	Involuntary Liquidating Preference per Unit(3)	Average Market Value per Unit(4)
December 31, 2020	$260.0	$2,060	—	N/A
December 31, 2019	$260.0	$2,926	—	N/A
CLO III
December 31, 2023	$260.0	$1,830	—	N/A
December 31, 2022	$260.0	$1,788	—	N/A
December 31, 2021	$260.0	$1,820	—	N/A
December 31, 2020	$260.0	$2,060	—	N/A
CLO IV
December 31, 2023	$292.5	$1,830	—	N/A
December 31, 2022	$292.5	$1,788	—	N/A
December 31, 2021	$292.5	$1,820	—	N/A
December 31, 2020	$252.0	$2,060	—	N/A
CLO V
December 31, 2023	$509.6	$1,830	—	N/A
December 31, 2022	$509.6	$1,788	—	N/A
December 31, 2021	$196.0	$1,820	—	N/A
December 31, 2020	$196.0	$2,060	—	N/A
CLO VI
December 31, 2023	$260.0	$1,830	—	N/A
December 31, 2022	$260.0	$1,788	—	N/A
December 31, 2021	$260.0	$1,820	—	N/A
CLO VII
December 31, 2023	$239.2	$1,830	—	N/A
December 31, 2022	$239.2	$1,788	—	N/A
CLO X
December 31, 2023	$260.0	$1,830	—	N/A
Subscription Credit Facility(5)
December 31, 2019	$—	$—	—	N/A
December 31, 2018	$883.0	$2,254	—	N/A
December 31, 2017	$393.5	$2,580	—	N/A
December 31, 2016	$495.0	$2,375	—	N/A
2023 Notes(7)
December 31, 2021	$—	$—	—	N/A
December 31, 2020	$150.0	$2,060	—	N/A
December 31, 2019	$150.0	$2,926	—	N/A
December 31, 2018	$150.0	$2,254	—	N/A
December 31, 2017	$138.5	$2,580	—	N/A
2024 Notes
December 31, 2023	$400.0	$1,830	—	N/A
December 31, 2022	$400.0	$1,788	—	N/A
December 31, 2021	$400.0	$1,820	—	$1,089.7
December 31, 2020	$400.0	$2,060	—	$1,037.1
December 31, 2019	$400.0	$2,926	—	$1,039.3
2025 Notes
December 31, 2023	$425.0	$1,830	—	N/A
December 31, 2022	$425.0	$1,788	—	N/A

Class and Period	Total Amount Outstanding Exclusive of Treasury Securities(1) ($ in millions)	Asset Coverage per Unit(2)	Involuntary Liquidating Preference per Unit(3)	Average Market Value per Unit(4)
December 31, 2021	$425.0	$1,820	—	$1,057.3
December 31, 2020	$425.0	$2,060	—	$984.2
December 31, 2019	$425.0	$2,926	—	$997.9
July 2025 Notes
December 31, 2023	$500.0	$1,830	—	N/A
December 31, 2022	$500.0	$1,788	—	N/A
December 31, 2021	$500.0	$1,820	—	$1,049.9
December 31, 2020	$500.0	$2,060	—	$971.1
2026 Notes
December 31, 2023	$500.0	$1,830	—	N/A
December 31, 2022	$500.0	$1,788	—	N/A
December 31, 2021	$500.0	$1,820	—	$1,068.7
December 31, 2020	$500.0	$2,060	—	$1,018.5
July 2026 Notes
December 31, 2023	$1,000.0	$1,830	—	N/A
December 31, 2022	$1,000.0	$1,788	—	N/A
December 31, 2021	$1,000.0	$1,820	—	$1,032.8
December 31, 2020	$1,000.0	$2,060	—	$1,005.0
2027 Notes
December 31, 2023	$500.0	$1,830	—	N/A
December 31, 2022	$500.0	$1,788	—	N/A
December 31, 2021	$500.0	$1,820	—	$997.4
2028 Notes
December 31, 2023	$850.0	$1,830	—	N/A
December 31, 2022	$850.0	$1,788	—	N/A
December 31, 2021	$850.0	$1,820	—	$994.3
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
(9)Facility was terminated in 2023.

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

Shareholder transaction expenses:
Sales load	—%	(1)
Offering expenses (as a percentage of offering price)	—%	(2)
Dividend reinvestment plan expenses	—%	(3)
Total shareholder transaction expenses (as a percentage of offering price)	—%
Annual expenses (as a percentage of net assets attributable to common stock):
Management Fee payable under the Investment Advisory Agreement	3.1%	(4)
Incentive Fee payable under the Investment Advisory Agreement	2.6%	(5)
Interest payments on borrowed funds	6.4%	(6)
Other expenses	0.5%	(7)
Acquired Fund Fees and Expenses	0.8%	(9)
Total annual expenses	13.4%	(8)(10)
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
(4)The Management Fee is 1.50% of our average gross assets (excluding cash and cash equivalents but including assets purchased with borrowed amounts) at the end of the two most recently completed calendar quarters; provided, however, the Management Fee is 1.00% of our average gross assets (excluding cash and cash equivalents but including assets purchased with borrowed amounts) that is below an asset coverage ratio of 200% calculated in accordance with Section 18 and 61 of the 1940 Act . See “Item 1. Business —Investment Advisory Agreement.” The Management Fee reflected in the table is calculated by determining the ratio that the Management Fee bears to our net assets attributable to common stock (rather than our gross assets).
(5)The Incentive Fee consists of two components that are independent of each other, with the result that one component may be payable even if the other is not. A portion of the Incentive Fee is based on our income and a portion is based on our capital gains. For more detailed information about the Incentive Fee, see “Item 1. Business —Investment Advisory Agreement.”
(6)The figure in the table represents our interest expenses based on our actual interest and credit facility expenses incurred for the year ended December 31, 2023, which includes the impact of interest rate swaps. During the year ended December 31, 2023, our average borrowings outstanding were $7.4 billion and our interest expense incurred was $436.3 million. We had outstanding borrowings of approximately $7.2 billion as of December 31, 2023. Interest payments on borrowed funds represents an estimate of our annualized interest expense based on borrowings under the Revolving Credit Facility, our SPV Asset Facility, the 2024 Notes, the 2025 Notes, July 2025 Notes, the 2026 Notes, the July 2026 Notes, the 2027 Notes, the 2028 Notes, the CLO I Transaction, the CLO II Transaction, the CLO III Transaction, the CLO IV Transaction, the CLO V Transaction, the CLO VI Transaction, the CLO VII Transaction and the CLO X Transaction. The assumed weighted average interest rate on our total debt outstanding was 5.5%. We may borrow additional funds from time to time to make investments to the extent we determine that the economic situation is conducive to doing so. We may also issue additional debt securities or preferred stock, subject to our compliance with applicable requirements under the 1940 Act.
(7)Includes our overhead expenses, such as payments under the Administration Agreement for certain expenses incurred by the Adviser. We based these expenses on estimated amounts for the current fiscal year.
(8)Estimated.
(9)Our shareholders indirectly bear the expenses of underlying funds or other investment vehicles in which we invest that (1) are investment companies or (2) would be investment companies under section 3(a) of the 1940 Act but for the exceptions to that definition provided for in sections 3(c)(1) and 3(c)(7) of the 1940 Act (“Acquired Funds”). This amount includes the estimated annual fees and expenses of OBDC SLF, our joint venture with Nationwide Life Insurance Company, which is our only Acquired Fund as of December 31, 2023.
(10)This table reflects all of the fees and expenses borne by us with respect to the CLO I Transaction, the CLO II Transaction, the CLO III Transaction, the CLO IV Transaction, the CLO V Transaction, the CLO VI Transaction, the CLO VII Transaction, and the CLO X Transaction but does not include fees payable to but waived by the Adviser for serving as collateral manager to the CLO Issuers.

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

	1 year	3 years	5 years	10 years
You would pay the following expenses on a $1,000 investment, assuming a 5% annual return from realized capital gains	$128	$265	$412	$831
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
Overview
Blue Owl Capital Corporation (the “Company”, “we”, “us” or “our”) is a Maryland corporation formed on October 15, 2015. We were formed primarily to originate and make loans to, and make debt and equity investments in, U.S. middle market companies. We invest in senior secured or unsecured loans, subordinated loans or mezzanine loans and, to a lesser extent, equity and equity-related securities including warrants, preferred stock and similar forms of senior equity, which may or may not be convertible into a portfolio company’s common equity. Our investment objective is to generate current income, and to a lesser extent, capital appreciation by targeting investment opportunities with favorable risk-adjusted returns.
We are managed by Blue Owl Credit Advisors LLC (“the Adviser” or “our Adviser”). The Adviser is registered with the U.S. Securities and Exchange Commission (the “SEC”) as an investment adviser under the Investment Advisers Act of 1940, as amended (the "Advisers Act"), an indirect affiliate of Blue Owl Capital Inc. ("Blue Owl") (NYSE: OWL) and part of Blue Owl’s Credit platform, which focuses on direct lending. Subject to the overall supervision of our board of directors (“the Board” or “our Board”), the Adviser manages our day-to-day operations, and provides investment advisory and management services to us. The Adviser or its affiliates may engage in certain origination activities and receive attendant arrangement, structuring or similar fees. The Adviser is responsible for managing our business and activities, including sourcing investment opportunities, conducting research, performing diligence on potential investments, structuring our investments, and monitoring our portfolio companies on an ongoing basis through a team of investment professionals.
On July 22, 2019, we closed our initial public offering (“IPO”) and our common stock began trading on the New York Stock Exchange (“NYSE”) on July 18, 2019. Since July 6, 2023, our common stock trades on the NYSE under the symbol "OBDC."
The Adviser also serves as investment adviser to Blue Owl Capital Corporation II and Blue Owl Credit Income Corp.

Blue Owl consists of three investment platforms: (1) Credit, which focuses on direct lending, (2) GP Strategic Capital, which focuses on providing capital to institutional alternative asset managers, and (3) Real Estate, which focuses on triple net lease real estate strategies. Blue Owl’s Credit platform is comprised of the Adviser, Blue Owl Technology Credit Advisors LLC (“OTCA”), Blue Owl Technology Credit Advisors II LLC (“OTCA II”), Blue Owl Credit Private Fund Advisors LLC (“OPFA”) and Blue Owl Diversified Credit Advisors LLC (“ODCA” and together with the Adviser, OTCA, OTCA II, and OPFA, the “Blue Owl Credit Advisers”), which also are registered investment advisers. As of December 31, 2023, the Adviser and its affiliates had $84.6 billion of assets under management across Blue Owl’s Credit platform.
The management of our investment portfolio is the responsibility of the Adviser and the Diversified Lending Investment Committee. We consider these individuals to be our portfolio managers. The Investment Team is led by Douglas I. Ostrover, Marc S. Lipschultz and Craig W. Packer and is supported by certain members of the Adviser's senior executive team and Blue Owl’s Credit platform’s investment committees. Blue Owl’s Credit platform has four investment committees each of which focuses on a specific investment strategy (Diversified Lending, Technology Lending, First Lien Lending and Opportunistic Lending). Douglas I. Ostrover, Marc S. Lipschultz, Craig W. Packer and Alexis Maged sit on each of Blue Owl’s Credit platform’s investment committees. In addition to Messers. Ostrover, Lipschultz, Packer and Maged, the Diversified Lending Investment Committee is comprised of Jeff Walwyn, Patrick Linnemann, Meenal Mehta and Logan Nicholson. The Investment Team, under the Diversified Lending Investment Committee's supervision, sources investment opportunities, conducts research, performs due diligence on potential investments, structures our investments and will monitor our portfolio companies on an ongoing basis.
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
We may be prohibited under the Investment Company Act of 1940, as amended (the “1940 Act”) from participating in certain transactions with our affiliates without the prior approval of our directors who are not interested persons and, in some cases, the prior approval of the SEC. We, our Adviser and certain affiliates have been granted an order for exemptive relief (as amended, the “Order”) by the SEC to permit us to co-invest with other funds managed by our Adviser or certain of its affiliates, in a manner consistent with our investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors. Pursuant to the Order, we generally are permitted to co-invest with certain of our affiliates if a “required majority” (as defined in Section 57(o) of the 1940 Act) of our independent directors make certain conclusions in connection with a co-investment transaction, including that (1) the terms of the transactions, including the consideration to be paid, are reasonable and fair to us and our shareholders and do not involve overreaching by us or our shareholders on the part of any person concerned, (2) the transaction is consistent with the interests of our shareholders and is consistent with our investment objective and strategies, (3) the investment by our affiliates would not disadvantage us, and our participation would not be on a basis different from or less advantageous than that on which our affiliates are investing and (4) the proposed investment by us would not benefit our Adviser or its affiliates or any affiliated person of any of them (other than the parties to the transaction), except to the extent permitted by the exemptive relief and applicable law, including the limitations set forth in Section 57(k) of the 1940 Act.
In addition, the Order permits us to continue to co-invest in our existing portfolio companies with certain affiliates that are private funds if such private funds did not have an investment in such existing portfolio company.
The Blue Owl Credit Advisers’ investment allocation policy seeks to ensure equitable allocation of investment opportunities over time between us and other funds managed by our Adviser or its affiliates. As a result of the Order, there could be significant overlap in our investment portfolio and the investment portfolio of the business development companies (“BDCs”), private funds and separately managed accounts managed by the Blue Owl Credit Advisers (collectively, the “Blue Owl Credit Clients”) and/or other funds managed by the Adviser or its affiliates that could avail themselves of the exemptive relief and that have an investment objective similar to ours.
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

Our Investment Framework
We are a Maryland corporation organized primarily to originate and make loans to, and make debt and equity investments in, U.S. middle market companies. Our investment objective is to generate current income, and to a lesser extent, capital appreciation by targeting investment opportunities with favorable risk-adjusted returns. Since our Adviser and its affiliates began investment activities in April 2016 through December 31, 2023, our Adviser and its affiliates have originated $90.6 billion aggregate principal amount of investments, of which $86.9 billion of aggregate principal amount of investments prior to any subsequent exits or repayments, was retained by either us or a corporation or fund advised by our Adviser or its affiliates. We seek to participate in transactions sponsored by what we believe to be high-quality private equity and venture capital firms capable of providing both operational and financial resources. We seek to generate current income primarily in U.S. middle market companies, both sponsored and non-sponsored, through direct originations of senior secured loans or originations of unsecured loans, subordinated loans or mezzanine loans, broadly syndicated loans and, to a lesser extent, investments in equity and equity-related securities including warrants, preferred stock and similar forms of senior equity. Except for our specialty financing company investments, our equity investments are typically not control-oriented investments and we may structure such equity investments to include provisions protecting our rights as a minority-interest holder.
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
We target portfolio companies where we can structure larger transactions. As of December 31, 2023, our average debt investment size in each of our portfolio companies was approximately $60.3 million based on fair value. As of December 31, 2023, our portfolio companies, excluding the investment in Blue Owl Capital Corporation Senior Loan Fund LLC (“OBDC SLF”) and certain investments that fall outside of our typical borrower profile and represent 83.2% of our total debt portfolio based on fair value, had weighted average annual revenue of $932 million, weighted average annual EBITDA of $204 million, an average interest coverage of 1.7x and an average net loan-to value of 44%.
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
Revenues
We generate revenues primarily in the form of interest income from the investments we hold. In addition, we generate income from dividends on either direct equity investments or equity interests obtained in connection with originating loans, such as options, warrants or conversion rights. Our debt investments typically have a term of three to ten years. As of December 31, 2023, 97.4% of our debt investments based on fair value bear interest at a floating rate, subject to interest rate floors, in certain cases. Interest on our debt investments is generally payable either monthly or quarterly.
Our investment portfolio consists primarily of floating rate loans, and our credit facilities bear interest at floating rates. Macro trends in base interest rates like the Secured Overnight Financing Rate ("SOFR") and any alternative reference rates may affect our net investment income over the long term. However, because we generally originate loans to a small number of portfolio companies each quarter, and those investments vary in size, our results in any given period, including the interest rate on investments that were sold or repaid in a period compared to the interest rate of new investments made during that period, often are idiosyncratic, and reflect the characteristics of the particular portfolio companies that we invested in or exited during the period and not necessarily any trends in our business or macro trends.
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
Expenses
Our primary operating expenses include the payment of the management fee, the incentive fee, expenses reimbursable under the Administration Agreement and Investment Advisory Agreement, legal and professional fees, interest and other debt expenses and other operating expenses. The management fee and incentive fee compensate our Adviser for work in identifying, evaluating, negotiating, closing, monitoring and realizing our investments.
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
Limited Availability of Capital for Middle-Market Companies. The middle market is a large addressable market. According to GE Capital’s National Center for the Middle Market Year-End 2023 Middle Market Indicator, there are approximately 200,000 U.S. middle market companies, which have approximately 48 million aggregate employees. Moreover, the U.S. middle market accounts for one-third of private sector gross domestic product (“GDP”). GE defines U.S. middle market companies as those between $10 million and $1 billion in annual revenue, which we believe has significant overlap with our definition of U.S. middle market companies.We believe U.S. middle market companies will continue to require access to debt capital to refinance existing debt, support growth and finance acquisitions.We believe that regulatory and structural factors, industry consolidation and general risk aversion, limit the amount of traditional financing available to U.S. middle-market companies. We believe that many commercial and investment banks have, in recent years, de-emphasized their service and product offerings to middle-market businesses in favor of lending to large corporate clients and managing capital markets transactions. In addition, these lenders may be constrained in their ability to underwrite and hold bank loans and high yield securities for middle-market issuers as they seek to meet existing and future regulatory capital requirements. We also believe that there is a lack of market participants that are willing to hold meaningful amounts of certain middle-market loans. As a result, we believe our ability to minimize syndication risk for a company seeking financing by being able to hold its loans without having to syndicate them, coupled with reduced capacity of traditional lenders to serve the middle-market, present an attractive opportunity to invest in middle-market companies.
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
Secular Trends Supporting Growth for Private Credit. We believe that periods of market volatility, such as the current period of market volatility caused , in part, by elevated inflation and interest rates, and current geopolitical conditions have accentuated the advantages of private credit. The availability of capital in the liquid credit market is highly sensitive to market conditions whereas we believe private lending has proven to be a stable and reliable source of capital through periods of volatility. We believe the opportunity set for private credit will continue to expand even after the public markets reopen to normal levels. Financial sponsors and companies today are familiar with direct lending and have seen firsthand the strong value proposition that a private solution can offer. Scale, certainty of execution and flexibility all provide borrowers with a compelling alternative to the syndicated and high yield markets. Based on our experience, there is an emerging trend where higher quality credits that have traditionally been issuers in the syndicated and high yield markets are increasingly seeking private solutions independent of credit market conditions. In our view, this is supported by financial sponsors wanting to work with collaborative financing partners that have scale and breadth of capabilities. We believe the large amount of uninvested capital held by funds of private equity firms broadly, estimated by Preqin Ltd., an alternative assets industry data and research company, to be $2.7 trillion as of December 31, 2023, will continue to drive deal activity. We expect that private equity sponsors will continue to pursue acquisitions and leverage their equity investments with secured loans provided by companies such as us.
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
Portfolio and Investment Activity
As of December 31, 2023, based on fair value, our portfolio consisted of 68.1% first lien senior secured debt investments (of which 65% we consider to be unitranche debt investments (including “last out” portions of such loans)), 14.0% second lien senior secured debt investments, 2.3% unsecured debt investments, 3.4% preferred equity investments, 9.5% common equity investments and 2.7% joint ventures.
As of December 31, 2023, our weighted average total yield of the portfolio at fair value and amortized cost was 11.9% and 12.0%, respectively, and our weighted average yield of accruing debt and income producing securities at fair value and amortized cost was 12.4% and 12.5%, respectively. Refer to our weighted average yields and interest rates table for more information on our calculation of weighted average yields. As of December 31, 2023, the weighted average spread of total debt investments was 6.8%.
As of December 31, 2023, we had investments in 193 portfolio companies with an aggregate fair value of $12.7 billion. As of December 31, 2023 we had net leverage of 1.09x debt-to-equity, which is within our target range.
We expect to match our originations with the pace of repayments over each quarter. We expect merger and acquisition activity to increase as a result of inflation, low unemployment and current federal policy. In addition we have seen an increase in repayments and as a result we have increased the pace of our originations in order to maintain leverage within our target range.We have seen more new deal opportunities from refinancings, add-on acquisitions and buyout activity over the quarter.
The credit quality of our portfolio has been consistent. We continue to focus on investing in industries we view as recession resistant and that we are familiar with, including service oriented sectors such as software and healthcare, all of which serve diversified and durable end markets, and on additional financings to our existing borrowers. Blue Owl serves as the administrative agent on many of our investments and the majority of our investments are supported by sophisticated financial sponsors who provide operational and financial resources. In addition, the current lending environment is favorable to direct lenders and Blue Owl has invested in several transactions in excess of $1 billion in size, which gives us the ability to structure the terms and spreads of such deals to include wider spreads, lower loan to values, extended call protection, attractive leverage profiles and credit protection. We are continuing to monitor the effect that market volatility, including as a result of an elevated interest rate environment may have on our portfolio companies and our investment activities.
Many of the companies in which we invest are continuing to see solid demand with modest growth in both revenues and EBITDA. However, in the event of further geopolitical, economic and financial market instability, in the U.S. and elsewhere, or in the event of continued high interest rates, it is possible that the results of some of the middle market companies similar to those in which we invest could be challenged. While we are not seeing signs of an overall, broad deterioration in our results or those of our portfolio companies at this time, there can be no assurance that the performance of certain of our portfolio companies will not be negatively impacted by economic conditions, which could have a negative impact on our future results.
We also continue to invest in OBDC SLF and specialty financing portfolio companies, including Wingspire Capital Holdings LLC (“Wingspire”), Fifth Season Investments LLC ("Fifth Season"), LSI Financing DAC 1 ("LSI Financing"), and AAM Series 1.1 Rail and Domestic Intermodal Feeder, LLC and AAM Series 2.1 Aviation Feeder, LLC (collectively, "Amergin AssetCo"). These companies may use our capital to support acquisitions which could continue to lead to increased dividend income supported by well-diversified underlying portfolios. See "Specialty Financing Portfolio Companies."

The table below presents our investment activity for the following periods (information presented herein is at par value unless otherwise indicated):

	For the Years Ended December 31,
($ in thousands)	2023	2022	2021
New investment commitments
Gross originations	$2,165,911	$1,997,087	$7,456,901
Less: Sell downs	(10,803)	(224,665)	(632,072)
Total new investment commitments	$2,155,108	$1,772,422	$6,824,829
Principal amount of investments funded:
First-lien senior secured debt investments	$1,523,503	$788,718	$4,369,794
Second-lien senior secured debt investments	—	6,883	846,299
Unsecured debt investments	—	90,451	132,288
Preferred equity investments	36,377	90,110	238,367
Common equity investments	86,457	131,777	113,780
Joint ventures(4)	34,125	69,125	141,876
Total principal amount of investments funded	$1,680,462	$1,177,064	$5,842,404
Principal amount of investments sold or repaid:
First-lien senior secured debt investments	$(2,069,540)	$(1,116,583)	$(3,343,381)
Second-lien senior secured debt investments	(97,713)	(29,800)	(910,582)
Unsecured debt investments	(193)	(31,427)	—
Preferred equity investments	(6,952)	(22,843)	—
Common equity investments	(195)	(7,350)	(4,827)
Joint ventures(4)	—	—	—
Total principal amount of investments sold or repaid	$(2,174,593)	$(1,208,003)	$(4,258,790)
Number of new investment commitments in new portfolio companies(1)	32	52	67
Average new investment commitment amount	53,397	22,757	$82,831
Weighted average term for new debt investment commitments (in years)	5.6	5.6	6.3
Percentage of new debt investment commitments at floating rates	96.2%	95.1%	98.1%
Percentage of new debt investment commitments at fixed rates	3.8%	4.9%	1.9%
Weighted average interest rate of new debt investment commitments(2)(3)	11.7%	10.4%	7.3%
Weighted average spread over applicable base rate of new floating rate debt investment commitments	6.3%	6.9%	6.4%
______________
(1)Number of new investment commitments represents commitments to a particular portfolio company.
(2)For the years ended December 31, 2023 and December 31, 2022, assumes each floating rate commitment is subject to the greater of the interest rate floor (if applicable) or 3-month SOFR, which was 5.33% and 4.59% as of December 31, 2023 and December 31, 2022, respectively.
(3)For the year ended December 31, 2021, assumes each floating rate commitment is subject to the greater of the interest rate floor (if applicable) or 3-month LIBOR, which was 0.21% as of December 31, 2021.
(4)This was disclosed as “Investment funds and vehicles” as of December 31, 2022 and 2021.

The table below presents our investments as of the following periods:

	December 31, 2023		December 31, 2022
($ in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
First-lien senior secured debt investments(1)(3)	$8,703,586	$8,660,754	$9,388,499	$9,279,179
Second-lien senior secured debt investments	1,858,354	1,774,984	1,934,274	1,860,978
Unsecured debt investments	300,744	292,751	270,714	248,019
Preferred equity investments(4)	429,872	433,297	361,690	355,261
Common equity investments(6)	986,682	1,208,776	772,116	977,927
Joint ventures(2)(5)	352,964	342,786	318,839	288,981
Total Investments	$12,632,202	$12,713,348	$13,046,132	$13,010,345
______________
(1)Includes investment in Amergin AssetCo.
(2)Includes investment in OBDC SLF.
(3)65% and 69% of which we consider unitranche loans as of December 31, 2023 and December 31, 2022, respectively.
(4)Includes investment in LSI Financing.
(5)This was disclosed as “Investment funds and vehicles” as of December 31, 2022.
(6)Includes investment in Wingspire and Fifth Season.

The table below presents investments by industry composition based on fair value as of the following periods:

	December 31, 2023	December 31, 2022
Advertising and media	1.5%	1.5%
Aerospace and defense	3.1	2.8
Asset based lending and fund finance(1)	6.7	4.9
Automotive	2.1	1.5
Buildings and real estate	4.1	3.7
Business services	3.1	2.9
Chemicals	1.3	1.6
Consumer products	4.0	3.9
Containers and packaging	1.4	1.3
Distribution	2.5	4.2
Education	0.8	1.0
Financial services	2.2	5.0
Food and beverage	7.7	6.7
Healthcare equipment and services	4.4	3.9
Healthcare providers and services	6.5	4.5
Healthcare technology	5.0	4.8
Household products	2.2	2.1
Human resource support services	1.6	1.5
Infrastructure and environmental services	1.3	1.2
Insurance(3)	9.9	9.3
Internet software and services	11.8	13.3
Joint ventures(2)(5)	2.7	2.2
Leisure and entertainment	1.9	2.2
Manufacturing	6.0	5.8
Oil and gas	0.3	0.8
Pharmaceuticals(4)	0.2	—
Professional services	2.8	3.5
Specialty retail	2.2	2.2
Transportation	0.7	1.7
Total	100.0%	100.0%
______________
(1)Includes investment in Wingspire and Amergin AssetCo.
(2)Includes investment in OBDC SLF.
(3)Includes equity investment in Fifth Season.
(4)Includes investment in LSI Financing.
(5)This was disclosed as “Investment funds and vehicles” as of December 31, 2022.
The table below presents investments by geographic composition based on fair value as of the following periods:

	December 31, 2023	December 31, 2022
United States:
Midwest	17.6%	17.5%
Northeast	19.3	20.4
South	34.5	34.4
West	21.3	20.6
International	7.3	7.1
Total	100.0%	100.0%

The table below presents the weighted average yields and interest rates of our investments at fair value as of the following periods:

	December 31, 2023	December 31, 2022
Weighted average total yield of portfolio(1)	11.9%	11.0%
Weighted average total yield of debt and income producing securities(1)	12.4%	11.5%
Weighted average interest rate of debt securities	12.0%	11.0%
Weighted average spread over base rate of all floating rate investments	6.7%	6.7%
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
The Adviser focuses on downside protection by leveraging existing rights available under our credit documents; however, for investments that are significantly underperforming or which may need to be restructured, the Adviser’s workout team partners with the Investment Team and all material amendments, waivers and restructurings require the approval of a majority of the Diversified Lending Investment Committee. As of December 31, 2023, only four of our portfolio companies are on non-accrual. Our annual gain/loss ratio is less than 0.15%.
The table below presents the composition of our portfolio on the 1 to 5 rating scale as of the following periods:

	December 31, 2023		December 31, 2022
Investment Rating	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
($ in thousands)
1	$1,435,815	11.3%	$1,636,460	12.6%
2	9,888,265	77.8	9,951,409	76.5
3	1,171,954	9.2	1,268,891	9.7
4	158,087	1.2	103,104	0.8
5	59,227	0.5	50,481	0.4
Total	$12,713,348	100.0%	$13,010,345	100.0%
The table below presents the amortized cost of our performing and non-accrual debt investments as of the following periods:

	December 31, 2023		December 31, 2022
($ in thousands)	Amortized Cost	Percentage	Amortized Cost	Percentage
Performing	$10,723,359	98.7%	$11,367,517	98.1%
Non-accrual	139,325	1.3	225,967	1.9
Total	$10,862,684	100.0%	$11,593,484	100.0%
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

Portfolio Companies
The following table sets forth certain information regarding each of the portfolio companies in which we had a debt or equity investment as of December 31, 2023. We offer to make available significant managerial assistance to our portfolio companies. We may receive rights to observe the meetings of our portfolio companies’ board of directors. Other than these investments, our only relationships with our portfolio companies are the managerial assistance we may separately provide to our portfolio companies, which services would be ancillary to our investments. As of December 31, 2023, other than OBDC SLF, Wingspire, Swipe Acquisition Corp. (dba PLI), PS Operating Company LLC (fka QC Supply, LLC), Eagle Infrastructure Super LLC, Walker Edison Furniture Company LLC, Fifth Season and Amergin AssetCo, we did not “control” any of our portfolio companies, and, other than LSI Financing, we were not an “affiliate” of any of our portfolio companies, as defined in the 1940 Act. In general, under the 1940 Act, we would “control” a portfolio company if we owned 25.0% or more of its voting securities and would be an “affiliate” of a portfolio company if we owned five percent or more of its voting securities.

($ in thousands) Company	Industry	Type of Investment	Interest Rate		Maturity / Dissolution Date	Percentage of Class Held on a Fully Diluted Basis	Principal Number of Shares / Number of Units	Amortized Cost	Fair Value
3ES Innovation Inc. (dba Aucerna)(1)(3) Suite 800, 250 - 2nd Street S.W. Calgary, Alberta, Canada	Internet software and services	First lien senior secured loan	S +	6.75%	5/2025	0.0%	60,011	59,776	60,011
3ES Innovation Inc. (dba Aucerna)(1)(2)(10) Suite 800, 250 - 2nd Street S.W. Calgary, Alberta, Canada	Internet software and services	First lien senior secured revolving loan	S +	6.75%	5/2025	0.0%	2,550	2,539	2,550
AAM Series 1.1 Rail and Domestic Intermodal Feeder, LLC(11) 1100 Highland Drive, Boca Raton Florida 33487	Asset Based Lending and Fund Finance	First lien senior secured loan		12.00% PIK	7/2030	0.0%	39,529	39,529	39,529
AAM Series 1.1 Rail and Domestic Intermodal Feeder, LLC(10)(11) 1100 Highland Drive, Boca Raton Florida 33487	Asset Based Lending and Fund Finance	LLC Interest		N/A	N/A	40.0%	25,310	25,282	25,310
AAM Series 2.1 Aviation Feeder, LLC(11) 1100 Highland Drive, Boca Raton, Florida, 33487, Highland Beach, FL, 33487	Asset Based Lending and Fund Finance	First lien senior secured loan		12.00% PIK	11/2030	0.0%	46,970	46,970	46,970
AAM Series 2.1 Aviation Feeder, LLC(10)(11) 1100 Highland Drive, Boca Raton Florida 33487	Asset Based Lending and Fund Finance	LLC Interest		N/A	N/A	40.0%	31,506	31,513	31,506
Amergin Asset Management, LLC 1100 Highland Drive, Boca Raton Florida 33487	Asset Based Lending and Fund Finance	Class A Units		N/A	N/A	0.0%	50,000,000	1	—
ABB/Con-cise Optical Group LLC(1)(3) 12301 NW 39th Street, Coral Springs, FL, 33065	Distribution	First lien senior secured loan	S +	7.50%	2/2028	0.0%	63,778	63,055	61,387
Access CIG, LLC(1)(3) 500 Unicorn Park Drive, Woburn, MA, 01801	Business services	Second lien senior secured loan	S +	7.75%	2/2026	0.0%	58,760	58,523	58,760
Alera Group, Inc.(1)(2) 3 Parkway North, Deerfield, IL, 60015	Insurance	First lien senior secured loan	S +	6.00%	10/2028	0.0%	34,461	33,891	34,461
Allied Benefit Systems Intermediate LLC(1)(3) 200 W Adams Street, Suite 500, Chicago, IL, 60606	Healthcare providers and services	First lien senior secured loan	S +	5.25%	10/2030	0.0%	845	833	833
Allied Benefit Systems Intermediate LLC(1)(10) 200 W Adams Street, Suite 500, Chicago, IL, 60606	Healthcare providers and services	First lien senior secured delayed draw term loan	S +	5.25%	10/2025	0.0%	—	(1)	(1)

($ in thousands) Company	Industry	Type of Investment	Interest Rate		Maturity / Dissolution Date	Percentage of Class Held on a Fully Diluted Basis	Principal Number of Shares / Number of Units	Amortized Cost	Fair Value
AmeriLife Holdings LLC(1)(2) 2650 McCormick Drive, Clearwater, FL, 33759	Insurance	First lien senior secured loan	S +	5.75%	8/2029	0.0%	720	708	716
AmeriLife Holdings LLC(1)(3)(10) 2650 McCormick Drive, Clearwater, FL, 33759	Insurance	First lien senior secured delayed draw term loan	S +	5.75%	9/2024	0.0%	150	147	149
AmeriLife Holdings LLC(1)(10) 2650 McCormick Drive, Clearwater, FL, 33759	Insurance	First lien senior secured delayed draw term loan	S +	5.75%	10/2025	0.0%	—	(1)	—
AmeriLife Holdings LLC(1)(10) 2650 McCormick Drive, Clearwater, FL, 33759	Insurance	First lien senior secured revolving loan	S +	5.75%	8/2028	0.0%	—	(1)	—
Accelerate Topco Holdings, LLC 2650 McCormick Drive, Clearwater, FL, 33759	Insurance	Common Units		N/A	N/A	0.0%	513	14	17
Anaplan, Inc.(1)(3) 50 Hawthorne Street, San Francisco, CA, 94105	Internet software and services	First lien senior secured loan	S +	6.50%	6/2029	0.0%	135,082	133,951	135,082
Anaplan, Inc.(1)(10) 50 Hawthorne Street, San Francisco, CA, 94105	Internet software and services	First lien senior secured revolving loan	S +	6.50%	6/2028	0.0%	—	(72)	—
Project Alpine Co-Invest Fund, LP 50 Hawthorne Street, San Francisco, CA, 94105	Internet software and services	LP Interest		N/A	N/A	0.0%	10,000	10,006	11,817
Apex Group Treasury LLC(1)(3) Vallis Building, 4th Floor, 58 Par-la-Ville Rd, Hamilton HM11 Bermuda	Professional services	Second lien senior secured loan	S +	6.75%	7/2029	0.0%	44,147	43,571	43,926
Apex Service Partners, LLC(1)(3) 201 East Kennedy Boulevard, Tampa, FL, 33602	Professional services	First lien senior secured loan	S +	7.00% (2.00% PIK)	10/2030	0.0%	25,842	25,207	25,196
Apex Service Partners, LLC(1)(3)(10) 201 East Kennedy Boulevard, Tampa, FL, 33602	Professional services	First lien senior secured delayed draw term loan	S +	7.00%	10/2025	0.0%	1,374	1,281	1,279
Apex Service Partners, LLC(1)(3)(10) 201 East Kennedy Boulevard, Tampa, FL, 33602	Professional services	First lien senior secured revolving loan	S +	6.50%	10/2029	0.0%	165	115	113
Aptive Environmental, LLC 5132 North 300 West, Provo, UT, 84604	Household products	First lien senior secured loan		12.00% (6.00% PIK)	1/2026	0.0%	12,987	11,578	13,311
Evology, LLC 5132 North 300 West, Provo, UT, 84604	Household products	Class B Units		N/A	N/A	0.0%	451	2,160	2,065

($ in thousands) Company	Industry	Type of Investment	Interest Rate		Maturity / Dissolution Date	Percentage of Class Held on a Fully Diluted Basis	Principal Number of Shares / Number of Units	Amortized Cost	Fair Value
Ardonagh Midco 3 PLC(1)(4) 1 Minster Court, Mincing Lane, London EC3R 7AA, United Kingdom	Insurance	First lien senior secured USD term loan	S +	6.00%	7/2026	0.0%	26,784	26,482	26,784
Ardonagh Midco 3 PLC(1)(8) 1 Minster Court, Mincing Lane, London EC3R 7AA, United Kingdom	Insurance	First lien senior secured EUR term loan	E +	7.25%	7/2026	0.0%	9,135	10,102	10,090
Ardonagh Midco 3 PLC(1)(9) 1 Minster Court, Mincing Lane, London EC3R 7AA, United Kingdom	Insurance	First lien senior secured GBP term loan	SA +	7.25%	7/2026	0.0%	86,659	107,692	110,472
Ardonagh Midco 3 PLC(1)(8) 1 Minster Court, Mincing Lane, London EC3R 7AA, United Kingdom	Insurance	First lien senior secured EUR delayed draw term loan	E +	6.00%	7/2026	0.0%	8,149	11,038	10,389
Ardonagh Midco 2 PLC 1 Minster Court, Mincing Lane, London EC3R 7AA, United Kingdom	Insurance	Unsecured notes		11.50%	1/2027	0.0%	11,912	11,860	11,793
Armstrong Bidco Limited (dba The Access Group)(1)(9) Armstrong Building, Oakwood Drive Loughborough University Science & Enterprise Park, Loughborough, United Kingdom, LE11 3QF	Internet software and services	First lien senior secured loan	SA +	5.25%	6/2029	0.0%	2,960	3,565	3,745
Arctic Holdco, LLC (dba Novvia Group)(1)(3) 1311 S 39th Street, St. Louis, MO 63110	Containers and packaging	First lien senior secured loan	S +	6.00%	12/2026	0.0%	10,474	10,269	10,264
Arctic Holdco, LLC (dba Novvia Group)(1)(10) 1311 S 39th Street, St. Louis, MO 63110	Containers and packaging	First lien senior secured delayed draw term loan	S +	6.00%	12/2024	0.0%	—	(146)	(150)
Advancion Holdings, LLC (fka Aruba Investments Holdings, LLC)(1)(2) 1500 East Lake Cook Road, Buffalo Grove, IL, 60089	Chemicals	Second lien senior secured loan	S +	7.75%	11/2028	0.0%	10,000	9,896	9,350
Ascend Buyer, LLC (dba PPC Flexible Packaging)(1)(3) 1111 Busch Parkway, Buffalo Grove, IL, 60089	Containers and packaging	First lien senior secured loan	S +	6.40%	10/2028	0.0%	5,442	5,402	5,429
Ascend Buyer, LLC (dba PPC Flexible Packaging)(1)(2)(10) 1111 Busch Parkway, Buffalo Grove, IL, 60089	Containers and packaging	First lien senior secured revolving loan	S +	6.40%	9/2027	0.0%	188	185	187
Associations, Inc.(1)(3) 5401 North Central Expressway\nSuite 300, Dallas, TX, 75025	Buildings and real estate	First lien senior secured loan	S +	6.50% (2.50% PIK)	7/2027	0.0%	365,892	363,758	364,063
Associations, Inc.(1)(3)(10) 5401 North Central Expressway\nSuite 300, Dallas, TX, 75025	Buildings and real estate	First lien senior secured delayed draw term loan	S +	6.50% (2.50% PIK)	6/2024	0.0%	49,653	49,311	49,403
Associations, Inc.(1)(3)(10) 5401 North Central Expressway\nSuite 300, Dallas, TX, 75025	Buildings and real estate	First lien senior secured revolving loan	S +	6.50%	7/2027	0.0%	11,633	11,441	11,468
Associations Finance, Inc. 5401 North Central Expressway\nSuite 300, Dallas, TX, 75025	Buildings and real estate	Preferred Stock		13.50% PIK	N/A	0.0%	54,800,000	63,058	63,862

($ in thousands) Company	Industry	Type of Investment	Interest Rate		Maturity / Dissolution Date	Percentage of Class Held on a Fully Diluted Basis	Principal Number of Shares / Number of Units	Amortized Cost	Fair Value
Aviation Solutions Midco, LLC (dba STS Aviation)(1)(3) 2000 North East, Jensen Beach, FL, 34957	Aerospace and defense	First lien senior secured loan	S +	7.25%	1/2025	0.0%	210,713	209,873	213,873
Bamboo US BidCo LLC(1)(3) 927 S Curry Pike, Bloomington, IN, 47403	Healthcare equipment and services	First lien senior secured loan	S +	6.00%	9/2030	0.0%	4,923	4,779	4,775
Bamboo US BidCo LLC(1)(7) 927 S Curry Pike, Bloomington, IN, 47403	Healthcare equipment and services	First lien senior secured EUR term loan	E +	6.00%	9/2030	0.0%	3,063	3,148	3,282
Bamboo US BidCo LLC(1)(2)(10) 927 S Curry Pike, Bloomington, IN, 47403	Healthcare equipment and services	First lien senior secured delayed draw term loan	S +	6.00%	3/2025	0.0%	53	41	40
Bamboo US BidCo LLC(1)(10) 927 S Curry Pike, Bloomington, IN, 47403	Healthcare equipment and services	First lien senior secured revolving loan	S +	6.00%	10/2029	0.0%	—	(29)	(31)
Balrog Acquisition, Inc. (dba Bakemark)(1)(2) 7351 Crider Avenue, Pico Rivera, CA, 90660	Food and beverage	Second lien senior secured loan	S +	7.00%	9/2029	0.0%	22,000	21,855	21,725
Bayshore Intermediate #2, L.P. (dba Boomi)(1)(3) 1400 Liberty Ridge Drive, Chesterbrook, PA, 19087	Internet software and services	First lien senior secured loan	S +	7.50% PIK	10/2028	0.0%	105,618	104,210	104,298
Bayshore Intermediate #2, L.P. (dba Boomi)(1)(3)(10) 1400 Liberty Ridge Drive, Chesterbrook, PA, 19087	Internet software and services	First lien senior secured revolving loan	S +	6.50%	10/2027	0.0%	1,383	1,285	1,296
BCPE Osprey Buyer, Inc. (dba PartsSource)(1)(3) 777 Lena Drive, Aurora, OH, 44202	Healthcare technology	First lien senior secured loan	S +	5.75%	8/2028	0.0%	117,584	116,205	116,114
BCPE Osprey Buyer, Inc. (dba PartsSource)(1)(10) 777 Lena Drive, Aurora, OH, 44202	Healthcare technology	First lien senior secured delayed draw term loan	S +	5.75%	10/2025	0.0%	—	(244)	(64)
BCPE Osprey Buyer, Inc. (dba PartsSource)(1)(2)(10) 777 Lena Drive, Aurora, OH, 44202	Healthcare technology	First lien senior secured revolving loan	S +	5.75%	8/2026	0.0%	3,688	3,580	3,540
BCPE Watson (DE) ORML, LP(1)(4) 375 Saxonburg BlvdSaxonburg, PA 16056	Manufacturing	First lien senior secured loan	S +	6.50%	7/2028	0.0%	15,000	14,879	14,925
BCTO BSI Buyer, Inc. (dba Buildertrend)(1)(3) 11818 I Street, Omaha, NE, 68137	Internet software and services	First lien senior secured loan	S +	7.50% PIK	12/2026	0.0%	56,210	55,879	56,210
BCTO BSI Buyer, Inc. (dba Buildertrend)(1)(10) 11818 I Street, Omaha, NE, 68137	Internet software and services	First lien senior secured revolving loan	S +	7.50%	12/2026	0.0%	—	(63)	—
BEHP Co-Investor II, L.P. 11511 Reed Hartman Highway, Blue Ash, OH, 45241	Healthcare technology	LP Interest		N/A	N/A	0.0%	1,270	1,266	1,278
WP Irving Co-Invest, L.P. 11511 Reed Hartman Highway, Blue Ash, OH, 45241	Healthcare technology	Partnership Units		N/A	N/A	0.0%	1,250,000	1,250	1,258
Blackhawk Network Holdings, Inc.(1)(2) 6220 Stoneridge Mall Road, Pleasanton, CA, 94588	Financial services	Second lien senior secured loan	S +	7.00%	6/2026	0.0%	106,400	106,016	106,400

($ in thousands) Company	Industry	Type of Investment	Interest Rate		Maturity / Dissolution Date	Percentage of Class Held on a Fully Diluted Basis	Principal Number of Shares / Number of Units	Amortized Cost	Fair Value
Blast Bidco Inc. (dba Bazooka Candy Brands)(1)(3) 200 Vesey Street, 25th Floor, New York, NY, 10281	Food and beverage	First lien senior secured loan	S +	6.00%	10/2030	0.0%	29,552	28,830	28,813
Blast Bidco Inc. (dba Bazooka Candy Brands)(1)(10) 200 Vesey Street, 25th Floor, New York, NY, 10281	Food and beverage	First lien senior secured revolving loan	S +	6.00%	10/2029	0.0%	—	(83)	(86)
Blend Labs, Inc.(1)(2) 415 Kearny Street, San Francisco, CA, 94108	Financial services	First lien senior secured loan	S +	7.50%	6/2026	0.0%	42,000	41,426	40,950
Blend Labs, Inc. 415 Kearny Street, San Francisco, CA, 94108	Financial services	Common stock		N/A	N/A	0.0%	72,317	1,000	184
Blend Labs, Inc. 415 Kearny Street, San Francisco, CA, 94108	Financial services	Warrants		N/A	N/A	0.0%	179,529	975	9
BP Veraison Buyer, LLC (dba Sun World)(1)(3) 5701 Truxtun Avenue, Bakersfield, CA, 93309	Food and beverage	First lien senior secured loan	S +	5.50%	5/2027	0.0%	67,986	67,463	67,986
BP Veraison Buyer, LLC (dba Sun World)(1)(10) 5701 Truxtun Avenue, Bakersfield, CA, 93309	Food and beverage	First lien senior secured revolving loan	S +	5.50%	5/2027	0.0%	—	(61)	—
BradyIFS Holdings, LLC (fka Individual Foodservice Holdings, LLC)(1)(3) 5496 Lindbergh Lane, Bell, CA, 90201	Distribution	First lien senior secured loan	S +	6.00%	10/2029	0.0%	141,972	140,583	140,481
BradyIFS Holdings, LLC (fka Individual Foodservice Holdings, LLC)(1)(3)(10) 5496 Lindbergh Lane, Bell, CA, 90201	Distribution	First lien senior secured delayed draw term loan	S +	6.00%	10/2025	0.0%	3,833	3,720	3,787
BradyIFS Holdings, LLC (fka Individual Foodservice Holdings, LLC)(1)(10) 5496 Lindbergh Lane, Bell, CA, 90201	Distribution	First lien senior secured revolving loan	S +	6.00%	10/2029	0.0%	—	(117)	(126)
Brightway Holdings, LLC(1)(4) 3733 University Boulevard West, Jacksonville, FL, 32217	Insurance	First lien senior secured loan	S +	6.50%	12/2027	0.0%	26,372	26,135	25,845
Brightway Holdings, LLC(1)(3)(10) 3733 University Boulevard West, Jacksonville, FL, 32217	Insurance	First lien senior secured revolving loan	S +	6.50%	12/2027	0.0%	1,421	1,395	1,358
GrowthCurve Capital Sunrise Co-Invest LP (dba Brightway) 3733 University Boulevard West, Jacksonville, FL, 32217	Insurance	LP Interest		N/A	N/A	1.6%	638	638	612
Brooklyn Lender Co-Invest 2, L.P. (dba Boomi) 1400 Liberty Ridge Drive, Chesterbrook, PA, 19087	Internet software and services	Common Units		N/A	N/A	7.0%	7,503,843	7,504	8,183
CD&R Value Building Partners I, L.P. (dba Belron) Milton Park, Stroude Road, Egham TW20 9EL, United Kingdom	Automotive	LP Interest		N/A	N/A	0.0%	32,911	32,911	40,794

($ in thousands) Company	Industry	Type of Investment	Interest Rate		Maturity / Dissolution Date	Percentage of Class Held on a Fully Diluted Basis	Principal Number of Shares / Number of Units	Amortized Cost	Fair Value
Catalis Intermediate, Inc. (fka GovBrands Intermediate, Inc.)(1)(3) 3025 Windward Plaza, Alpharetta, GA, 30005	Internet software and services	First lien senior secured loan	S +	5.50%	8/2027	0.0%	12,794	12,586	12,347
Catalis Intermediate, Inc. (fka GovBrands Intermediate, Inc.)(1)(3)(10) 3025 Windward Plaza, Alpharetta, GA, 30005	Internet software and services	First lien senior secured revolving loan	S +	5.50%	8/2027	0.0%	273	261	245
Delinea Buyer, Inc. (f/k/a Centrify)(1)(3) 221 Main Street, Santa Clara, CA, 94105	Internet software and services	First lien senior secured loan	S +	5.75%	3/2028	0.0%	65,556	64,460	65,228
Delinea Buyer, Inc. (f/k/a Centrify)(1)(10) 221 Main Street, Santa Clara, CA, 94105	Internet software and services	First lien senior secured revolving loan	S +	5.75%	3/2027	0.0%	—	(106)	(34)
CIBT Global, Inc.(1)(3) 1600 International Drive, McLean, VA, 22102	Business services	First lien senior secured loan	S +	5.25%	5/2026	0.0%	942	588	631
CIBT Global, Inc.(1)(3) 1600 International Drive, McLean, VA, 22102	Business services	Second lien senior secured loan	S +	7.75% PIK	12/2026	1.3%	63,678	26,716	8,437
CivicPlus, LLC(1)(3) 302 South 4th Street, Manhattan, KS, 66502	Internet software and services	First lien senior secured loan	S +	6.50% (2.50% PIK)	8/2027	0.0%	35,581	35,337	35,581
CivicPlus, LLC(1)(2)(10) 302 South 4th Street, Manhattan, KS, 66502	Internet software and services	First lien senior secured revolving loan	S +	6.00%	8/2027	0.0%	917	900	917
Insight CP (Blocker) Holdings, L.P. (dba CivicPlus, LLC) 302 South 4th Street, Manhattan, KS, 66502	Internet software and services	LP Interest		N/A	N/A	0.0%	1,233	1,233	1,331
Conair Holdings LLC(1)(2) 1 Cummings Point Road, Stamford, CT, 06902	Consumer products	Second lien senior secured loan	S +	7.50%	5/2029	0.0%	187,500	186,441	181,406
ASP Conair Holdings LP 1 Cummings Point Road, Stamford, CT, 06902	Consumer products	Class A Units		N/A	N/A	0.0%	60,714	6,071	5,736
Confluent Medical Technologies, Inc.(1)(3) 6263 North Scottsdale Road, Scottsdale, AZ, 85250	Healthcare equipment and services	Second lien senior secured loan	S +	6.50%	2/2030	0.0%	1,000	984	993
Coupa Holdings, LLC(1)(2) 1855 South Grant Street, San Mateo, CA, 94402	Internet software and services	First lien senior secured loan	S +	7.50%	2/2030	0.0%	785	767	770
Coupa Holdings, LLC(1)(10) 1855 South Grant Street, San Mateo, CA, 94402	Internet software and services	First lien senior secured delayed draw term loan	S +	7.50%	8/2024	0.0%	—	(1)	(1)
Coupa Holdings, LLC(1)(10) 1855 South Grant Street, San Mateo, CA, 94402	Internet software and services	First lien senior secured revolving loan	S +	7.50%	2/2029	0.0%	—	(1)	(1)
Covetrus, Inc.(1)(3) 7 Custom House Street, Portland, ME, 04101	Healthcare providers and services	Second lien senior secured loan	S +	9.25%	10/2030	0.0%	5,000	4,907	4,988
Cornerstone OnDemand, Inc.(1)(2) 1601 Cloverfield Boulevard, Santa Monica, CA, 90404	Human resource support services	Second lien senior secured loan	S +	6.50%	10/2029	0.0%	115,833	114,458	108,883
Sunshine Software Holdings, Inc. (dba Cornerstone OnDemand) 1601 Cloverfield Boulevard, Santa Monica, CA, 90404	Human resource support services	Series A Preferred Stock		10.50% PIK	N/A	0.0%	38,500	45,091	40,933
CP PIK DEBT ISSUER, LLC (dba CivicPlus, LLC)(1)(2) 302 South 4th Street, Manhattan, KS, 66502	Internet software and services	Unsecured notes	S +	11.75% PIK	6/2034	0.0%	21,248	20,807	21,195

($ in thousands) Company	Industry	Type of Investment	Interest Rate		Maturity / Dissolution Date	Percentage of Class Held on a Fully Diluted Basis	Principal Number of Shares / Number of Units	Amortized Cost	Fair Value
Crewline Buyer, Inc. (dba New Relic)(1)(3) 188 Spear Street, San Francisco, CA, 94105	Internet software and services	First lien senior secured loan	S +	6.75%	11/2030	0.5%	106,201	104,631	104,608
Crewline Buyer, Inc. (dba New Relic)(1)(10) 188 Spear Street, San Francisco, CA, 94105	Internet software and services	First lien senior secured revolving loan	S +	6.75%	11/2030	0.0%	—	(162)	(166)
CSC MKG Topco LLC (dba Medical Knowledge Group)(1)(2) 285 Fulton Street, New York, NY, 10007	Healthcare equipment and services	First lien senior secured loan	S +	5.75%	2/2029	0.0%	1,262	1,242	1,243
Maia Aggregator, LP 285 Fulton Street, New York, NY, 10007	Healthcare equipment and services	Class A-2 Units		N/A	N/A	0.0%	168,539	169	169
Delta TopCo, Inc. (dba Infoblox, Inc.)(1)(3) 3111 Coronado Drive, Santa Clara, CA, 95054	Internet software and services	Second lien senior secured loan	S +	7.25%	12/2028	0.4%	15,000	14,948	15,000
Denali BuyerCo, LLC (dba Summit Companies)(1)(3) 2500 Lexington Avenue South, Mendota Heights, MN, 55120	Business services	First lien senior secured loan	S +	5.50%	9/2028	0.0%	52,750	52,193	52,617
Denali BuyerCo, LLC (dba Summit Companies)(1)(10) 2500 Lexington Avenue South, Mendota Heights, MN, 55120	Business services	First lien senior secured revolving loan	S +	5.50%	9/2027	0.0%	—	(19)	(7)
Denali Holding, LP (dba Summit Companies) 2500 Lexington Avenue South, Mendota Heights, MN, 55120	Business services	Class A Units		N/A	N/A	0.0%	337,460	3,431	5,179
Diagnostic Services Holdings, Inc. (dba Rayus Radiology)(1)(2) 5775 Wayzata Boulevard, St. Louis Park, MN, 55416	Healthcare providers and services	First lien senior secured loan	S +	5.50%	3/2025	0.0%	995	995	992
Diamondback Acquisition, Inc. (dba Sphera)(1)(2) 130 East Randolph Street, Chicago, IL, 60601	Business services	First lien senior secured loan	S +	5.50%	9/2028	0.0%	4,067	4,007	4,006
Dodge Construction Network Holdings, L.P. 300 American Metro Boulevard, Hamilton, NJ, 08619	Buildings and real estate	Class A-2 Common Units		N/A	N/A	0.0%	2,181,629	1,859	1,494
Dodge Construction Network Holdings, L.P.(1)(3) 300 American Metro Boulevard, Hamilton, NJ, 08619	Buildings and real estate	Series A Preferred Units	S +	8.25% PIK	N/A	0.0%	—	45	32
EET Buyer, Inc. (dba e-Emphasys)(1)(3) 2501 Weston Parkway, Cary, NC, 27513	Internet software and services	First lien senior secured loan	S +	6.50%	11/2027	0.0%	4,466	4,435	4,466
EET Buyer, Inc. (dba e-Emphasys)(1)(4)(10) 2501 Weston Parkway, Cary, NC, 27513	Internet software and services	First lien senior secured revolving loan	S +	6.50%	11/2027	0.0%	91	88	91
Elliott Alto Co-Investor Aggregator L.P. 851 Cypress Creek Road, Fort Lauderdale, FL, 33309	Internet software and services	LP Interest		N/A	N/A	0.0%	3,134	3,153	3,146
Picard Holdco, Inc.(1)(3) 851 Cypress Creek Road, Fort Lauderdale, FL, 33309	Internet software and services	Series A Preferred Stock	S +	12.00% PIK	N/A	0.0%	21,139	22,344	24,611

($ in thousands) Company	Industry	Type of Investment	Interest Rate		Maturity / Dissolution Date	Percentage of Class Held on a Fully Diluted Basis	Principal Number of Shares / Number of Units	Amortized Cost	Fair Value
Endries Acquisition, Inc.(1)(3) Post Office Box 69, Brillion, WI, 54110	Distribution	First lien senior secured loan	S +	5.25%	12/2028	0.0%	81,889	81,278	81,275
Endries Acquisition, Inc.(1)(10) Post Office Box 69, Brillion, WI, 54110	Distribution	First lien senior secured delayed draw term loan	S +	5.25%	6/2024	0.0%	—	(152)	(153)
Endries Acquisition, Inc.(1)(10) Post Office Box 69, Brillion, WI, 54110	Distribution	First lien senior secured delayed draw term loan	S +	5.25%	12/2025	0.0%	—	(58)	(59)
Engage Debtco Limited(1)(3) 5 Churchill Place, 10th Floor London E14 5HU, United Kingdom	Healthcare providers and services	First lien senior secured loan	S +	5.75% (2.25% PIK)	7/2029	0.0%	1,007	986	988
Entertainment Benefits Group, LLC(1)(2) 19495 Biscayne Boulevard, Aventura, FL, 33180	Business services	First lien senior secured loan	S +	5.25%	9/2025	0.0%	854	849	854
Entertainment Benefits Group, LLC(1)(2)(10) 19495 Biscayne Boulevard, Aventura, FL, 33180	Business services	First lien senior secured revolving loan	S +	5.25%	9/2025	0.0%	53	52	53
Evolution BuyerCo, Inc. (dba SIAA)(1)(3) 100 Witmer Road, Horsham, PA, 19044	Insurance	First lien senior secured loan	S +	6.25%	4/2028	0.0%	140,280	138,911	139,228
Evolution BuyerCo, Inc. (dba SIAA)(1)(10) 234 Lafayette Road, Hampton, NH, 03842	Insurance	First lien senior secured delayed draw term loan	S +	6.25%	12/2025	0.0%	—	(119)	—
Evolution BuyerCo, Inc. (dba SIAA)(1)(10) 100 Witmer Road, Horsham, PA, 19044	Insurance	First lien senior secured revolving loan	S +	6.25%	4/2027	0.0%	—	(85)	(80)
Evolution Parent, LP (dba SIAA) 100 Witmer Road, Horsham, PA, 19044	Insurance	LP Interest		N/A	N/A	0.0%	42,838	4,284	5,042
FARADAY BUYER, LLC (dba MacLean Power Systems)(1)(3) 481 Munn Road, Fort Mill, SC, 29715	Manufacturing	First lien senior secured loan	S +	6.00%	10/2028	0.0%	106,024	103,946	103,904
FARADAY BUYER, LLC (dba MacLean Power Systems)(1)(10) 481 Munn Road, Fort Mill, SC, 29715	Manufacturing	First lien senior secured delayed draw term loan	S +	6.00%	11/2025	0.0%	—	(108)	(111)
Feradyne Outdoors, LLC(1)(3) 1230 Poplar Avenue, Superior, WI, 54880	Consumer products	First lien senior secured loan	S +	6.25%	5/2026	0.0%	73,622	73,622	67,548
Fifth Season Investments LLC(11) 201 Broad St, Suite 500, Stamford, Connecticut 06901, US, Stamford, CT, 06901	Insurance	Class A Units		N/A	N/A	35.1%	28	156,800	156,794
Finastra USA, Inc.(1)(4) 4 Kingdom Street, Paddington, London, W2 6BD, United Kingdom	Financial services	First lien senior secured loan	S +	7.25%	9/2029	0.0%	89,247	88,488	88,354
Finastra USA, Inc.(1)(2)(10) 4 Kingdom Street, Paddington, London, W2 6BD, United Kingdom	Financial services	First lien senior secured revolving loan	S +	7.25%	9/2029	0.0%	2,450	2,358	2,358

($ in thousands) Company	Industry	Type of Investment	Interest Rate		Maturity / Dissolution Date	Percentage of Class Held on a Fully Diluted Basis	Principal Number of Shares / Number of Units	Amortized Cost	Fair Value
Forescout Technologies, Inc.(1)(3) 300 Santana Row, San Jose, CA, 95128	Internet software and services	First lien senior secured loan	S +	8.00%	8/2026	0.0%	71,854	71,496	72,213
Forescout Technologies, Inc.(1)(10) 300 Santana Row, San Jose, CA, 95128	Internet software and services	First lien senior secured delayed draw term loan	S +	8.00%	7/2024	0.0%	—	(155)	—
Forescout Technologies, Inc.(1)(10) 300 Santana Row, San Jose, CA, 95128	Internet software and services	First lien senior secured revolving loan	S +	8.00%	8/2026	0.0%	—	(30)	—
Fortis Solutions Group, LLC(1)(3) 2505 Hawkeye Court, Virginia Beach, VA, 23452	Containers and packaging	First lien senior secured loan	S +	5.50%	10/2028	0.0%	4,582	4,514	4,479
Fortis Solutions Group, LLC(1)(3)(10) 2505 Hawkeye Court, Virginia Beach, VA, 23452	Containers and packaging	First lien senior secured revolving loan	S +	5.50%	10/2027	0.0%	23	17	13
Foundation Consumer Brands, LLC(1)(3) 1190 Omega Drive, Pittsburgh, PA, 15205	Consumer products	First lien senior secured loan	S +	6.25%	2/2027	0.0%	3,197	3,197	3,197
Fullsteam Operations, LLC(1)(3) 540 Devall Drive, Auburn, AL, 36832	Business services	First lien senior secured loan	S +	8.25%	11/2029	0.0%	8,938	8,672	8,669
Fullsteam Operations, LLC(1)(3)(10) 540 Devall Drive, Auburn, AL, 36832	Business services	First lien senior secured delayed draw term loan	S +	8.25%	5/2025	0.0%	851	797	796
Fullsteam Operations, LLC(1)(10) 540 Devall Drive, Auburn, AL, 36832	Business services	First lien senior secured delayed draw term loan	S +	8.25%	11/2025	0.0%	—	(18)	(19)
Fullsteam Operations, LLC(1)(10) 540 Devall Drive, Auburn, AL, 36832	Business services	First lien senior secured revolving loan	S +	8.25%	11/2029	0.0%	—	(15)	(15)
Eagle Infrastructure Services, LLC(1)(3)(11) 13100 Northwest Freeway, Longview, TX, 77040	Infrastructure and environmental services	First lien senior secured loan	S +	7.50%	4/2028	0.0%	87,536	85,985	86,004
Eagle Infrastructure Super Holdco LLC(11) 13100 Northwest Freeway, Longview, TX, 77040	Infrastructure and environmental services	Common Units		N/A	N/A	0.0%	576,276	24,058	25,099
Gainsight, Inc.(1)(3) 350 Bay Street, San Francisco, CA, 94133	Business services	First lien senior secured loan	S +	6.75% PIK	7/2027	0.0%	23,841	23,618	23,602
Gainsight, Inc.(1)(3)(10) 350 Bay Street, San Francisco, CA, 94133	Business services	First lien senior secured revolving loan	S +	6.75% PIK	7/2027	0.0%	1,711	1,676	1,677
Galls, LLC(1)(3) Lexington, Lexington, KY, 40505	Specialty Retail	First lien senior secured loan	S +	6.75%	1/2025	0.5%	111,930	111,594	111,930
Galls, LLC(1)(3)(10) Lexington, Lexington, KY, 40505	Specialty Retail	First lien senior secured revolving loan	S +	6.75%	1/2024	0.0%	11,401	11,326	11,401
Gaylord Chemical Company, L.L.C.(1)(3) 1404 Greengate Drive, Covington, LA, 70433	Chemicals	First lien senior secured loan	S +	6.00%	3/2027	0.0%	136,367	135,542	135,686
Gaylord Chemical Company, L.L.C.(1)(10) 1404 Greengate Drive, Covington, LA, 70433	Chemicals	First lien senior secured revolving loan	S +	6.00%	3/2026	0.0%	—	(59)	(66)

($ in thousands) Company	Industry	Type of Investment	Interest Rate		Maturity / Dissolution Date	Percentage of Class Held on a Fully Diluted Basis	Principal Number of Shares / Number of Units	Amortized Cost	Fair Value
Genesis Acquisition Co. (dba Procare Software)(1)(3) 1125 17th Street, Denver, CO, 80202	Internet software and services	First lien senior secured loan	S +	5.00%	7/2025	0.0%	17,755	17,716	17,755
Genesis Acquisition Co. (dba Procare Software)(1)(3) 1125 17th Street, Denver, CO, 80202	Internet software and services	First lien senior secured revolving loan	S +	5.00%	7/2025	0.0%	2,637	2,632	2,637
Gerson Lehrman Group, Inc.(1)(3) 60 East 42nd Street, New York, NY, 10165	Professional services	First lien senior secured loan	S +	5.25%	12/2024	0.0%	120,356	120,139	120,356
Gerson Lehrman Group, Inc.(1)(10) 60 East 42nd Street, New York, NY, 10165	Professional services	First lien senior secured revolving loan	S +	5.25%	12/2024	0.0%	—	(33)	—
GI Apple Midco LLC (dba Atlas Technical Consultants)(1)(2) 13215 Bee Cave Parkway, Building B, Suite 230, Austin TX, 78738	Infrastructure and environmental services	First lien senior secured loan	S +	6.75%	4/2030	0.0%	726	713	716
GI Apple Midco LLC (dba Atlas Technical Consultants)(1)(2)(10) 13215 Bee Cave Parkway, Building B, Suite 230, Austin TX, 78738	Infrastructure and environmental services	First lien senior secured delayed draw term loan	S +	6.75%	4/2025	0.0%	17	16	17
GI Apple Midco LLC (dba Atlas Technical Consultants)(1)(2)(10) 13215 Bee Cave Parkway, Building B, Suite 230, Austin TX, 78738	Infrastructure and environmental services	First lien senior secured revolving loan	S +	6.75%	4/2029	0.0%	62	60	60
GI Ranger Intermediate, LLC (dba Rectangle Health)(1)(3) 115 East Stevens Avenue, Valhalla, NY, 10595	Healthcare technology	First lien senior secured loan	S +	5.75%	10/2028	0.0%	4,539	4,471	4,471
GI Ranger Intermediate, LLC (dba Rectangle Health)(1)(3)(10) 115 East Stevens Avenue, Valhalla, NY, 10595	Healthcare technology	First lien senior secured revolving loan	S +	5.75%	10/2027	0.0%	221	216	216
Global Music Rights, LLC(1)(3) 907 Westwood Boulevard, Los Angeles, CA, 90024	Advertising and media	First lien senior secured loan	S +	5.75%	8/2028	0.0%	7,350	7,242	7,350
Global Music Rights, LLC(1)(10) 907 Westwood Boulevard, Los Angeles, CA, 90024	Advertising and media	First lien senior secured revolving loan	S +	5.75%	8/2027	0.0%	—	(8)	—
Gloves Buyer, Inc. (dba Protective Industrial Products)(1)(2) 25 British American Boulevard, Latham, NY, 12110	Manufacturing	Second lien senior secured loan	S +	8.25%	12/2028	0.9%	29,250	28,724	28,958
Gloves Holdings, LP (dba Protective Industrial Products) 25 British American Boulevard, Latham, NY, 12110	Manufacturing	LP Interest		N/A	N/A	0.0%	32,500	3,250	3,847
Granicus, Inc.(1)(3) 408 St. Peter Street, Denver, CO, 55102	Internet software and services	First lien senior secured loan	S +	5.50%	1/2027	0.0%	15,954	15,740	15,913
Granicus, Inc.(1)(3)(10) 408 St. Peter Street, Denver, CO, 55102	Internet software and services	First lien senior secured revolving loan	S +	6.50%	1/2027	0.0%	248	233	245
Guidehouse Inc.(1)(2) 150 North Riverside Plaza; Suite 2100, Chicago, IL, 60606	Professional services	First lien senior secured loan	S +	5.75% (2.00% PIK)	12/2030	0.0%	4,572	4,572	4,549

($ in thousands) Company	Industry	Type of Investment	Interest Rate		Maturity / Dissolution Date	Percentage of Class Held on a Fully Diluted Basis	Principal Number of Shares / Number of Units	Amortized Cost	Fair Value
H&F Opportunities LUX III S.À R.L (dba Checkmarx)(1)(2) Amot Atrium Tower, 2 Jabotinsky Street, Ramat Gan 520501, Israel	Internet software and services	First lien senior secured loan	S +	7.50%	4/2026	0.0%	51,567	50,874	51,567
H&F Opportunities LUX III S.À R.L (dba Checkmarx)(1)(10) Amot Atrium Tower, 2 Jabotinsky Street, Ramat Gan 520501, Israel	Internet software and services	First lien senior secured revolving loan	S +	7.50%	4/2026	0.0%	—	(186)	—
Helix Acquisition Holdings, Inc. (dba MW Industries)(1)(3) 3426 Toringdon Way, Charlotte, NC, 28277	Manufacturing	First lien senior secured loan	S +	7.00%	3/2030	0.0%	946	920	920
Hercules Borrower, LLC (dba The Vincit Group)(1)(3) 412 Georgia Avenue, Chattanooga, TN, 37403	Business services	First lien senior secured loan	S +	6.25%	12/2026	0.0%	175,092	173,628	174,654
Hercules Borrower, LLC (dba The Vincit Group)(1)(10) 412 Georgia Avenue, Chattanooga, TN, 37403	Business services	First lien senior secured revolving loan	S +	6.25%	12/2026	0.0%	—	(155)	(52)
Hercules Buyer, LLC (dba The Vincit Group) 412 Georgia Avenue, Chattanooga, TN, 37403	Business services	Unsecured notes		0.48% PIK	12/2029	0.0%	5,184	5,184	5,800
Hercules Buyer, LLC (dba The Vincit Group) 412 Georgia Avenue, Chattanooga, TN, 37403	Business services	Common Units		N/A	N/A	0.0%	2,190,000	2,191	2,452
H-Food Holdings, LLC(1)(3) 3250 Lacey Road\nSuite 400, Downers Grove, IL, 60515	Food and beverage	Second lien senior secured loan	S +	7.00%	3/2026	0.0%	121,800	120,730	79,779
H-Food Holdings, LLC 3250 Lacey Road\nSuite 400, Downers Grove, IL, 60515	Food and beverage	LLC interest		N/A	N/A	0.0%	1,088	10,875	2,599
Hg Genesis 8 Sumoco Limited(1)(9) 2 More London Riverside London SE1 2AP UK	Asset Based Lending and Fund Finance	Unsecured facility	SA +	6.00% PIK	8/2025	0.0%	41,591	54,412	53,019
Hg Genesis 9 SumoCo Limited(1)(7) 2 More London Riverside London SE1 2AP UK	Asset Based Lending and Fund Finance	Unsecured facility	E +	7.00% PIK	3/2027	0.0%	48,628	53,223	53,717
Hg Saturn Luchaco Limited(1)(9) 2 More London Riverside London SE1 2AP UK	Asset Based Lending and Fund Finance	Unsecured facility	SA +	7.50% PIK	3/2026	0.0%	111,764	150,574	142,477
HGH Purchaser, Inc. (dba Horizon Services)(1)(3) 320 Century Boulevard, Wilmington, DE, 19805	Household products	First lien senior secured loan	S +	6.50%	11/2025	0.0%	187,693	186,635	185,815
HGH Purchaser, Inc. (dba Horizon Services)(1)(3)(10) 320 Century Boulevard, Wilmington, DE, 19805	Household products	First lien senior secured revolving loan	S +	6.50%	11/2025	0.0%	16,383	16,304	16,217
Hissho Sushi Merger Sub, LLC(1)(3) 11949 Steele Creek Road, Charlotte, NC, 28273	Food and beverage	First lien senior secured loan	S +	5.50%	5/2028	0.0%	892	885	892
Hissho Sushi Merger Sub, LLC(1)(10) 11949 Steele Creek Road, Charlotte, NC, 28273	Food and beverage	First lien senior secured revolving loan	S +	5.50%	5/2028	0.0%	—	(1)	—
Hissho Sushi Holdings, LLC 11949 Steele Creek Road, Charlotte, NC, 28273	Food and beverage	Class A units		N/A	N/A	0.0%	7,502	75	100
Hockey Parent Holdings, L.P. 150 North Riverside Plaza, Chicago, IL, 60606	Insurance	Class A Units		N/A	N/A	0.0%	10,000	10,001	10,000

($ in thousands) Company	Industry	Type of Investment	Interest Rate		Maturity / Dissolution Date	Percentage of Class Held on a Fully Diluted Basis	Principal Number of Shares / Number of Units	Amortized Cost	Fair Value
Hyland Software, Inc.(1)(2) 28105 Clemens Road, Westlake, OH, 44145	Internet software and services	First lien senior secured loan	S +	6.00%	9/2030	0.0%	53,168	52,393	52,371
Hyland Software, Inc.(1)(10) 28105 Clemens Road, Westlake, OH, 44145	Internet software and services	First lien senior secured revolving loan	S +	6.00%	9/2029	0.0%	—	(36)	(38)
Ideal Image Development, LLC(1)(3) 1 North Dale Mabry Highway, Tampa, FL, 33609	Specialty Retail	First lien senior secured loan	S +	6.50%	9/2027	0.0%	13,785	12,497	10,374
Ideal Image Development, LLC(1)(3)(10) 1 North Dale Mabry Highway, Tampa, FL, 33609	Specialty Retail	First lien senior secured delayed draw term loan	S +	6.50%	2/2024	0.0%	1,207	439	909
Ideal Image Development, LLC(1)(3) 1 North Dale Mabry Highway, Tampa, FL, 33609	Specialty Retail	First lien senior secured revolving loan	S +	6.50%	9/2027	0.0%	1,829	1,801	1,377
Ideal Tridon Holdings, Inc.(1)(3) 8100 Tridon Drive, Smyrna, TN, 37167	Manufacturing	First lien senior secured loan	S +	6.75%	4/2028	0.0%	27,233	26,509	26,620
Ideal Tridon Holdings, Inc.(1)(10) 8100 Tridon Drive, Smyrna, TN, 37167	Manufacturing	First lien senior secured revolving loan	S +	6.75%	4/2028	0.0%	—	(65)	(58)
IG Investments Holdings, LLC (dba Insight Global)(1)(3) 1224 Hammond Drive, Atlanta, GA, 30346	Human resource support services	First lien senior secured loan	S +	6.00%	9/2028	0.0%	49,878	49,142	49,504
IG Investments Holdings, LLC (dba Insight Global)(1)(10) 1224 Hammond Drive, Atlanta, GA, 30346	Human resource support services	First lien senior secured revolving loan	S +	6.00%	9/2027	0.0%	—	(49)	(30)
Imprivata, Inc.(1)(3) 20 CityPoint 6th Floor, Waltham, MA, 02451	Healthcare technology	Second lien senior secured loan	S +	6.25%	12/2028	0.0%	882	874	882
Indigo Buyer, Inc. (dba Inovar Packaging Group)(1)(3) 9001 Sterling Street, Irving, Dallas, TX, 75238	Containers and packaging	First lien senior secured loan	S +	6.25%	5/2028	0.0%	888	880	886
Indigo Buyer, Inc. (dba Inovar Packaging Group)(1)(3)(10) 9001 Sterling Street, Irving, Dallas, TX, 75238	Containers and packaging	First lien senior secured revolving loan	S +	6.25%	5/2028	0.0%	40	39	40
Indikami Bidco, LLC (dba IntegriChain)(1)(2) 8 Penn Center, Suite 300, 1628 JFK Boulevard, Philadelphia, PA, 19103	Healthcare technology	First lien senior secured loan	S +	6.00%	12/2030	0.0%	12,677	12,392	12,391
Indikami Bidco, LLC (dba IntegriChain)(1)(10) 8 Penn Center, Suite 300, 1628 JFK Boulevard, Philadelphia, PA, 19103	Healthcare technology	First lien senior secured delayed draw term loan	S +	6.00%	12/2025	0.0%	—	(18)	(14)
Indikami Bidco, LLC (dba IntegriChain)(1)(10) 8 Penn Center, Suite 300, 1628 JFK Boulevard, Philadelphia, PA, 19103	Healthcare technology	First lien senior secured revolving loan	S +	6.00%	6/2030	0.0%	—	(35)	(36)
Innovation Ventures HoldCo, LLC (dba 5 Hour Energy)(1)(2) 38955 Hills Tech Drive, Farmington Hills, MI, 48331	Food and beverage	First lien senior secured loan	S +	6.25%	3/2027	0.0%	125,000	123,403	123,439

($ in thousands) Company	Industry	Type of Investment	Interest Rate		Maturity / Dissolution Date	Percentage of Class Held on a Fully Diluted Basis	Principal Number of Shares / Number of Units	Amortized Cost	Fair Value
Ocala Bidco, Inc.(1)(2) 4321 Collington Road, Bowie, MD, 20716	Healthcare technology	First lien senior secured loan	S +	6.25% (2.75% PIK)	11/2028	0.0%	188,359	185,022	186,005
Ocala Bidco, Inc.(1)(10) 4321 Collington Road, Bowie, MD, 20716	Healthcare technology	First lien senior secured delayed draw term loan	S +	5.75%	5/2024	0.0%	—	(166)	—
Ocala Bidco, Inc.(1)(2) 4321 Collington Road, Bowie, MD, 20716	Healthcare technology	Second lien senior secured loan	S +	10.50% PIK	11/2033	0.0%	113,351	111,794	112,217
Integrity Marketing Acquisition, LLC(1)(3) 1445 Ross Avenue, Dallas, TX, 75202	Insurance	First lien senior secured loan	S +	5.83%	8/2025	0.0%	157,494	157,095	157,494
Integrity Marketing Acquisition, LLC(1)(3)(10) 1445 Ross Avenue, Dallas, TX, 75202	Insurance	First lien senior secured delayed draw term loan	S +	6.00%	2/2025	0.0%	4,087	3,809	4,087
Integrity Marketing Acquisition, LLC(1)(10) 1445 Ross Avenue, Dallas, TX, 75202	Insurance	First lien senior secured revolving loan	S +	6.50%	8/2026	0.0%	—	(57)	—
Intelerad Medical Systems Incorporated (fka 11849573 Canada Inc.)(1)(3) 800 Boulevard de Maisonneuve East 12th floor, Montreal, Quebec H2L 4L8, Canada	Healthcare technology	First lien senior secured loan	S +	6.50%	8/2026	0.0%	116,603	115,847	113,397
Intelerad Medical Systems Incorporated (fka 11849573 Canada Inc.)(1)(3) 800 Boulevard de Maisonneuve East 12th floor, Montreal, Quebec H2L 4L8, Canada	Healthcare technology	First lien senior secured revolving loan	S +	6.50%	8/2026	0.0%	8,135	8,070	7,911
Interoperability Bidco, Inc. (dba Lyniate)(1)(3) 100 High Street, Boston, MA, 02110	Healthcare technology	First lien senior secured loan	S +	7.00%	12/2026	0.0%	65,785	65,502	64,799
Interoperability Bidco, Inc. (dba Lyniate)(1)(3)(10) 100 High Street, Boston, MA, 02110	Healthcare technology	First lien senior secured revolving loan	S +	7.00%	12/2024	0.0%	2,212	2,187	2,133
Kaseya Inc.(1)(3) 701 Brickell Avenue, Miami, FL, 33131	Business services	First lien senior secured loan	S +	6.25% (2.50% PIK)	6/2029	0.0%	18,892	18,580	18,845
Kaseya Inc.(1)(3)(10) 701 Brickell Avenue, Miami, FL, 33131	Business services	First lien senior secured delayed draw term loan	S +	6.25% (2.50% PIK)	6/2024	0.0%	70	60	70
Kaseya Inc.(1)(2)(10) 701 Brickell Avenue, Miami, FL, 33131	Business services	First lien senior secured revolving loan	S +	5.50%	6/2029	0.0%	286	268	283
Knockout Intermediate Holdings I Inc. (dba Kaseya Inc.) 701 Brickell Avenue, Miami, FL, 33131	Business services	Perpetual Preferred Stock		11.75% PIK	N/A	0.0%	14,000	15,431	15,688
KPSKY Acquisition, Inc. (dba BluSky)(1)(3) 9110 East Nichols Avenue, Centennial, CO, 80112	Business services	First lien senior secured loan	S +	5.25%	10/2028	0.0%	4,889	4,817	4,840
KPSKY Acquisition, Inc. (dba BluSky)(1)(3)(10) 9110 East Nichols Avenue, Centennial, CO, 80112	Business services	First lien senior secured delayed draw term loan	S +	5.25%	11/2025	0.0%	4	1	3
KRIV Acquisition Inc. (dba Riveron)(1)(3) 2515 McKinney Avenue, Dallas, TX, 75201	Financial services	First lien senior secured loan	S +	6.25%	7/2029	0.0%	6,333	6,154	6,159
KRIV Acquisition Inc. (dba Riveron)(1)(10) 2515 McKinney Avenue, Dallas, TX, 75201	Financial services	First lien senior secured delayed draw term loan	S +	6.25%	7/2025	0.0%	—	(13)	(12)

($ in thousands) Company	Industry	Type of Investment	Interest Rate		Maturity / Dissolution Date	Percentage of Class Held on a Fully Diluted Basis	Principal Number of Shares / Number of Units	Amortized Cost	Fair Value
KRIV Acquisition Inc. (dba Riveron)(1)(10) 2515 McKinney Avenue, Dallas, TX, 75201	Financial services	First lien senior secured revolving loan	S +	6.25%	7/2029	0.0%	—	(23)	(23)
KWOL Acquisition Inc. (dba Worldwide Clinical Trials)(1)(4) 600 Park Offices Drive, Research Triangle Park, NC, 27709	Healthcare providers and services	First lien senior secured loan	S +	6.25%	12/2029	0.0%	61,659	60,447	60,438
KWOL Acquisition Inc. (dba Worldwide Clinical Trials)(1)(4)(10) 600 Park Offices Drive, Research Triangle Park, NC, 27709	Healthcare providers and services	First lien senior secured revolving loan	S +	6.25%	12/2029	0.0%	2,512	2,347	2,346
KWOL Acquisition Inc. (dba Worldwide Clinical Trials) 600 Park Offices Drive, Research Triangle Park, NC, 27709	Healthcare providers and services	Class A Interest		N/A	N/A	0.0%	452	4,517	4,518
Lightbeam Bidco, Inc. (dba Lazer Spot)(1)(3) 6525 Shiloh Road, Alpharetta, GA, 30005	Transportation	First lien senior secured loan	S +	6.25%	5/2030	0.0%	4,524	4,479	4,524
Lightbeam Bidco, Inc. (dba Lazer Spot)(1)(10) 6525 Shiloh Road, Alpharetta, GA, 30005	Transportation	First lien senior secured revolving loan	S +	6.25%	5/2029	0.0%	—	(4)	—
Lignetics Investment Corp.(1)(3) 1075 East South Boulder Road, Louisville, CO, 80027	Consumer products	First lien senior secured loan	S +	6.00%	11/2027	0.0%	34,637	34,337	34,378
Lignetics Investment Corp.(1)(3)(10) 1075 East South Boulder Road, Louisville, CO, 80027	Consumer products	First lien senior secured revolving loan	S +	6.00%	10/2026	0.0%	3,922	3,888	3,886
LineStar Integrity Services LLC(1)(4) 4203 Montrose Boulevard, Houston, TX, 77006	Infrastructure and environmental services	First lien senior secured loan	S +	7.25%	2/2026	0.0%	51,732	51,922	49,016
LineStar Integrity Services LLC(1)(3) 4203 Montrose Boulevard, Houston, TX, 77006	Infrastructure and environmental services	First lien senior secured revolving loan	S +	7.25%	2/2026	0.0%	9,903	9,736	9,383
Litera Bidco LLC(1)(2) 300 South Riverside Plaza, Chicago, IL, 60606	Internet software and services	First lien senior secured loan	S +	5.67%	5/2026	0.0%	147,158	146,213	147,158
Litera Bidco LLC(1)(10) 300 South Riverside Plaza, Chicago, IL, 60606	Internet software and services	First lien senior secured revolving loan	S +	5.25%	5/2026	0.0%	—	(18)	—
LSI Financing 1 DAC(12) Victoria Building, 1-2 Haddington Rd, Dublin, D04 XN32, Ireland	Pharmaceuticals	Preferred equity		N/A	N/A	0.0%	18,949,711	19,004	19,988
Lytx, Inc.(1)(2) 9785 Towne Centre Drive, San Diego, CA, 92121	Transportation	First lien senior secured loan	S +	6.75%	2/2028	0.0%	71,005	70,501	70,828
Mario Purchaser, LLC (dba Len the Plumber)(1)(2) 1552 Ridgely Street, Baltimore, MD, 21230	Household products	First lien senior secured loan	S +	5.75%	4/2029	0.0%	12,911	12,700	12,846
Mario Purchaser, LLC (dba Len the Plumber)(1)(2)(10) 1552 Ridgely Street, Baltimore, MD, 21230	Household products	First lien senior secured delayed draw term loan	S +	5.75%	4/2024	0.0%	3,143	3,064	3,127
Mario Purchaser, LLC (dba Len the Plumber)(1)(2)(10) 1552 Ridgely Street, Baltimore, MD, 21230	Household products	First lien senior secured revolving loan	S +	5.75%	4/2028	0.8%	414	394	407
Mario Midco Holdings, Inc. (dba Len the Plumber)(1)(2) 1552 Ridgely Street, Baltimore, MD, 21230	Household products	Unsecured facility	S +	10.75% PIK	4/2032	0.0%	4,786	4,684	4,750

($ in thousands) Company	Industry	Type of Investment	Interest Rate		Maturity / Dissolution Date	Percentage of Class Held on a Fully Diluted Basis	Principal Number of Shares / Number of Units	Amortized Cost	Fair Value
Medline Borrower, LP(1)(10) Three Lakes Drive, Northfield, IL, 60093	Healthcare equipment and services	First lien senior secured revolving loan	S +	3.00%	10/2026	0.0%	—	(91)	(72)
MessageBird BidCo B.V.(1)(2) Trompenburgstraat 2C, 1079 TX Amsterdam, Netherlands	Internet software and services	First lien senior secured loan	S +	6.75%	5/2027	0.0%	38,500	37,969	38,404
MessageBird Holding B.V. Trompenburgstraat 2C, 1079 TX Amsterdam, Netherlands	Internet software and services	Extended Series C Warrants		N/A	N/A	0.0%	122,890	753	144
Metis HoldCo, Inc. (dba Mavis Tire Express Services) 358 Saw Mill River Road, Millwood, NY, 10546	Automotive	Series A Convertible Preferred Stock		7.00% PIK	N/A	0.0%	149,692	176,332	180,015
MHE Intermediate Holdings, LLC (dba OnPoint Group)(1)(3) 3235 Levis Commons Boulevard, Perrysburg, OH, 43551	Manufacturing	First lien senior secured loan	S +	6.00%	7/2027	0.0%	115,195	114,444	115,195
MHE Intermediate Holdings, LLC (dba OnPoint Group)(1)(10) 3235 Levis Commons Boulevard, Perrysburg, OH, 43551	Manufacturing	First lien senior secured revolving loan	S +	6.00%	7/2027	0.0%	—	(92)	—
Milan Laser Holdings LLC(1)(2) 17645 Wright Street, Omaha, NE, 68130	Specialty Retail	First lien senior secured loan	S +	5.00%	4/2027	0.0%	23,811	23,666	23,811
Milan Laser Holdings LLC(1)(10) 17645 Wright Street, Omaha, NE, 68130	Specialty Retail	First lien senior secured revolving loan	S +	5.00%	4/2026	0.0%	—	(18)	—
MINDBODY, Inc.(1)(3) 651 Tank Farm Road, San Luis Obispo, CA, 93401	Internet software and services	First lien senior secured loan	S +	7.00%	2/2025	0.0%	65,229	65,056	64,902
MINDBODY, Inc.(1)(10) 651 Tank Farm Road, San Luis Obispo, CA, 93401	Internet software and services	First lien senior secured revolving loan	S +	7.00%	2/2025	0.0%	—	(11)	(30)
VEPF Torreys Aggregator, LLC (dba MINDBODY, Inc.) 651 Tank Farm Road, San Luis Obispo, CA, 93401	Internet software and services	Series A Preferred Stock		6.00% PIK	N/A	0.0%	21,250	24,047	23,806
Minerva Holdco, Inc. 311 Arsenal Street, Watertown, MA, 02472	Healthcare technology	Series A Preferred Stock		10.75% PIK	N/A	0.0%	7,000	8,225	8,092
Ministry Brands Holdings, LLC(1)(2) 10133 Sherrill Boulevard, Knoxville, TN, 37932	Internet software and services	First lien senior secured loan	S +	5.50%	12/2028	0.0%	764	752	749
Ministry Brands Holdings, LLC(1)(2)(10) 10133 Sherrill Boulevard, Knoxville, TN, 37932	Internet software and services	First lien senior secured revolving loan	S +	5.50%	12/2027	0.0%	36	35	35
Motus Group, LLC(1)(2) 60 South Street, Boston, MA, 02111	Transportation	Second lien senior secured loan	S +	6.50%	12/2029	0.0%	10,810	10,722	10,702
National Dentex Labs LLC (fka Barracuda Dental LLC)(1)(3) 11601 Kew Gardens Avenue, Palm Beach Gardens, FL, 33410	Healthcare providers and services	First lien senior secured loan	S +	8.00% (3.00% PIK)	4/2026	0.0%	108,201	107,517	106,307
National Dentex Labs LLC (fka Barracuda Dental LLC)(1)(2)(10) 11601 Kew Gardens Avenue, Palm Beach Gardens, FL, 33410	Healthcare providers and services	First lien senior secured revolving loan	S +	7.00%	4/2026	0.0%	7,024	6,935	6,860
Natural Partners, LLC(1)(3) 245 Cooper St Ottawa ON K2P 0G2	Healthcare providers and services	First lien senior secured loan	S +	4.50%	11/2027	0.0%	915	902	910

($ in thousands) Company	Industry	Type of Investment	Interest Rate		Maturity / Dissolution Date	Percentage of Class Held on a Fully Diluted Basis	Principal Number of Shares / Number of Units	Amortized Cost	Fair Value
Natural Partners, LLC(1)(10) 245 Cooper St Ottawa ON K2P 0G2	Healthcare providers and services	First lien senior secured revolving loan	S +	4.50%	11/2027	0.0%	—	(1)	—
Nelipak Holding Company(1)(3) 21 Amflex Drive, Cranston, RI, 02921	Healthcare equipment and services	First lien senior secured loan	S +	4.25%	7/2026	0.0%	2,262	2,243	2,262
Nelipak Holding Company(1)(3) 21 Amflex Drive, Cranston, RI, 02921	Healthcare equipment and services	Second lien USD senior secured loan	S +	8.25%	7/2027	0.3%	67,006	66,464	67,006
Nelipak Holding Company(1)(2)(10) 21 Amflex Drive, Cranston, RI, 02921	Healthcare equipment and services	First lien senior secured USD revolving loan	S +	4.25%	7/2026	0.0%	2,010	1,995	2,010
Nelipak Holding Company(1)(6)(10) 21 Amflex Drive, Cranston, RI, 02921	Healthcare equipment and services	First lien senior secured EUR revolving loan	E +	4.50%	7/2026	0.0%	1,474	1,471	1,628
Nelipak Holding Company(1)(7) 21 Amflex Drive, Cranston, RI, 02921	Healthcare equipment and services	Second lien EUR senior secured loan	E +	8.50%	7/2027	0.0%	60,100	66,718	66,224
Nellson Nutraceutical, LLC(1)(3) 5115 East La Palma Avenue, Anaheim, CA, 92807	Food and beverage	First lien senior secured loan	S +	5.75%	12/2025	0.0%	25,786	25,731	25,334
NMI Acquisitionco, Inc. (dba Network Merchants)(1)(2) 1450 American Lane, Schaumburg, IL, 60173	Financial services	First lien senior secured loan	S +	5.75%	9/2025	0.0%	36,383	36,167	36,202
NMI Acquisitionco, Inc. (dba Network Merchants)(1)(10) 1450 American Lane, Schaumburg, IL, 60173	Financial services	First lien senior secured revolving loan	S +	5.75%	9/2025	0.0%	—	(8)	(8)
Norvax, LLC (dba GoHealth)(1)(3) 214 West Huron Street, Chicago, IL, 60654	Insurance	First lien senior secured loan	S +	7.50%	9/2025	0.0%	74,319	73,233	73,390
Norvax, LLC (dba GoHealth)(1)(10) 214 West Huron Street, Chicago, IL, 60654	Insurance	First lien senior secured revolving loan	S +	6.50%	9/2024	0.0%	—	(26)	(153)
GoHealth, Inc. 214 West Huron Street, Chicago, IL, 60654	Insurance	Common stock		N/A	N/A	0.0%	68,125	5,234	909
Notorious Topco, LLC (dba Beauty Industry Group)(1)(3) 1250 North Flyer Way, Salt Lake City, UT, 84116	Specialty Retail	First lien senior secured loan	S +	6.75%	11/2027	0.0%	117,685	116,460	110,036
Notorious Topco, LLC (dba Beauty Industry Group)(1)(3)(10) 1250 North Flyer Way, Salt Lake City, UT, 84116	Specialty Retail	First lien senior secured revolving loan	S +	6.75%	5/2027	0.0%	638	550	16
The Better Being Co., LLC (fka Nutraceutical International Corporation)(1)(2) 222 South Main Street, Salt Lake City, UT, 84101	Food and beverage	First lien senior secured loan	S +	7.50%	9/2026	0.0%	194,819	193,385	175,337
The Better Being Co., LLC (fka Nutraceutical International Corporation)(1)(2)(10) 222 South Main Street, Salt Lake City, UT, 84101	Food and beverage	First lien senior secured revolving loan	S +	7.50%	9/2026	0.0%	8,795	8,724	7,372

($ in thousands) Company	Industry	Type of Investment	Interest Rate		Maturity / Dissolution Date	Percentage of Class Held on a Fully Diluted Basis	Principal Number of Shares / Number of Units	Amortized Cost	Fair Value
OB Hospitalist Group, Inc.(1)(3) 777 Lowndes Hill Road, Greenville, SC, 29607	Healthcare providers and services	First lien senior secured loan	S +	5.50%	9/2027	0.0%	93,829	92,552	92,656
OB Hospitalist Group, Inc.(1)(2)(10) 777 Lowndes Hill Road, Greenville, SC, 29607	Healthcare providers and services	First lien senior secured revolving loan	S +	5.50%	9/2027	0.0%	5,857	5,669	5,668
Ex Vivo Parent Inc. (dba OB Hospitalist)(1)(2) 777 Lowndes Hill Road, Greenville, SC, 29607	Healthcare providers and services	First lien senior secured loan	S +	9.75% PIK	9/2028	0.0%	68,623	67,739	67,251
KOBHG Holdings, L.P. (dba OB Hospitalist) 777 Lowndes Hill Road, Greenville, SC, 29607	Healthcare providers and services	Class A Interests		N/A	N/A	0.0%	6,670	6,670	5,884
Offen, Inc.(1)(2) 5100 E. 78th Avenue, Commerce City, CO, 80022	Distribution	First lien senior secured loan	S +	5.00%	6/2026	0.0%	18,641	18,569	18,641
Ole Smoky Distillery, LLC(1)(2) 903 Parkway, Gatlinburg, TN, 37738	Food and beverage	First lien senior secured loan	S +	5.50%	3/2028	0.0%	868	855	855
Ole Smoky Distillery, LLC(1)(10) 903 Parkway, Gatlinburg, TN, 37738	Food and beverage	First lien senior secured revolving loan	S +	5.50%	3/2028	0.0%	—	(2)	(2)
Blue Owl Capital Corporation Senior Loan Fund LLC(11) 399 Park Avenue, 39th Floor, New York, NY 10022	Investment funds and vehicles	LLC interest		N/A	N/A	87.5%	352,964	352,964	342,786
Pacific BidCo Inc.(1)(4) Otto-Hahn-Strasse , 68723 Plankstadt, Germany, 68723 Plankstadt, NE, 68723	Healthcare providers and services	First lien senior secured loan	S +	5.75% (3.20% PIK)	8/2029	0.0%	31,463	30,805	31,149
Pacific BidCo Inc.(1)(10) Otto-Hahn-Strasse , 68723 Plankstadt, Germany, 68723 Plankstadt, NE, 68723	Healthcare providers and services	First lien senior secured delayed draw term loan	S +	5.75%	8/2025	0.0%	—	(34)	—
Packaging Coordinators Midco, Inc.(1)(2) 3001 Red Lion Road, Philadelphia, PA, 19114	Healthcare equipment and services	Second lien senior secured loan	S +	7.00%	12/2029	0.0%	196,044	193,136	195,553
KPCI Holdings, L.P. 3001 Red Lion Road, Philadelphia, PA, 19114	Healthcare equipment and services	Class A Units		N/A	N/A	0.0%	32,285	32,285	44,402
Patriot Acquisition TopCo S.A.R.L (dba Corza Health, Inc.)(1)(2) 247 Station Dr, Westwood, MA 02090, Westwood, MA, 02090	Healthcare equipment and services	First lien senior secured loan	S +	6.75%	1/2028	3.6%	133,996	132,569	133,661
Patriot Acquisition TopCo S.A.R.L (dba Corza Health, Inc.)(1)(3)(10) 247 Station Dr, Westwood, MA 02090, Westwood, MA, 02090	Healthcare equipment and services	First lien senior secured revolving loan	S +	6.75%	1/2026	0.0%	2,901	2,784	2,867
Patriot Holdings SCSp (dba Corza Health, Inc.) 247 Station Dr, Westwood, MA 02090, Westwood, MA, 02090	Healthcare equipment and services	Class B Units		N/A	N/A	0.0%	97,833	150	1,625
Patriot Holdings SCSp (dba Corza Health, Inc.) 247 Station Dr, Westwood, MA 02090, Westwood, MA, 02090	Healthcare equipment and services	Class A Units		8.00% PIK	N/A	0.0%	7,104	9,606	9,606
Peraton Corp.(1)(3) 1875 Explorer Street, Herndon, VA, 20170	Aerospace and defense	Second lien senior secured loan	S +	7.75%	2/2029	0.0%	45,899	45,396	45,554

($ in thousands) Company	Industry	Type of Investment	Interest Rate		Maturity / Dissolution Date	Percentage of Class Held on a Fully Diluted Basis	Principal Number of Shares / Number of Units	Amortized Cost	Fair Value
PerkinElmer U.S. LLC(1)(2) 710 Bridgeport Ave, Shelton, CT, 06484	Healthcare equipment and services	First lien senior secured loan	S +	6.75%	3/2029	0.0%	909	893	909
PerkinElmer U.S. LLC(1)(2) 710 Bridgeport Ave, Shelton, CT, 06484	Healthcare equipment and services	First lien senior secured loan	S +	5.75%	3/2029	0.0%	14,624	14,477	14,477
Peter C. Foy & Associates Insurance Services, LLC (dba PCF Insurance Services)(1)(2) 2500 West Executive Parkway, Lehi, UT, 84043	Insurance	First lien senior secured loan	S +	6.00%	11/2028	0.0%	109,740	108,925	109,466
Peter C. Foy & Associates Insurance Services, LLC (dba PCF Insurance Services)(1)(10) 2500 West Executive Parkway, Lehi, UT, 84043	Insurance	First lien senior secured revolving loan	S +	6.00%	11/2027	0.0%	—	(39)	(15)
PCF Holdco, LLC (dba PCF Insurance Services) 2500 West Executive Parkway, Lehi, UT, 84043	Insurance	Series A Preferred Units		15.00% PIK	N/A	0.0%	16,644	13,143	13,850
PCF Holdco, LLC (dba PCF Insurance Services) 2500 West Executive Parkway, Lehi, UT, 84043	Insurance	Class A Unit Warrants		N/A	N/A	0.0%	1,288,200	4,396	4,331
PetVet Care Centers, LLC(1)(2) One Gorham Island Road, Westport, CT, 06880	Healthcare providers and services	First lien senior secured loan	S +	6.00%	11/2030	0.0%	108,208	107,140	107,072
PetVet Care Centers, LLC(1)(10) One Gorham Island Road, Westport, CT, 06880	Healthcare providers and services	First lien senior secured delayed draw term loan	S +	6.00%	11/2025	0.0%	—	(69)	(7)
PetVet Care Centers, LLC(1)(10) One Gorham Island Road, Westport, CT, 06880	Healthcare providers and services	First lien senior secured revolving loan	S +	6.00%	11/2029	0.0%	—	(158)	(156)
Romulus Intermediate Holdings 1 Inc. (dba PetVet Care Centers) One Gorham Island Road, Westport, CT, 06880	Healthcare providers and services	Series A Preferred Stock		15% PIK	N/A	0.0%	12,183	11,944	11,939
PCF Midco II, LLC (dba PCF Insurance Services) 2500 West Executive Parkway, Lehi, UT, 84043	Insurance	First lien senior secured loan		9.00% PIK	10/2031	0.0%	144,229	134,527	134,133
PCF Holdco, LLC (dba PCF Insurance Services) 2500 West Executive Parkway, Lehi, UT, 84043	Insurance	Class A Units		N/A	N/A	0.0%	14,772,724	37,464	68,357
PHM Netherlands Midco B.V. (dba Loparex)(1)(3) 1255 Crescent Green, Cary, NC, 27518	Manufacturing	First lien senior secured loan	S +	4.50%	7/2026	0.0%	770	741	624
PHM Netherlands Midco B.V. (dba Loparex)(1)(3) 1255 Crescent Green, Cary, NC, 27518	Manufacturing	Second lien senior secured loan	S +	8.75%	7/2027	0.0%	112,000	107,576	85,680
Phoenix Newco, Inc. (dba Parexel)(1)(2) 2520 Meridian Parkway, Durham, NC, 27713	Healthcare providers and services	Second lien senior secured loan	S +	6.50%	11/2029	0.0%	190,000	188,478	190,000
Ping Identity Holding Corp.(1)(2) 1001 17th Street, Denver, CO, 80202	Business services	First lien senior secured loan	S +	7.00%	10/2029	0.0%	909	897	905
Ping Identity Holding Corp.(1)(10) 1001 17th Street, Denver, CO, 80202	Business services	First lien senior secured revolving loan	S +	7.00%	10/2028	0.0%	—	(1)	—

($ in thousands) Company	Industry	Type of Investment	Interest Rate		Maturity / Dissolution Date	Percentage of Class Held on a Fully Diluted Basis	Principal Number of Shares / Number of Units	Amortized Cost	Fair Value
Plasma Buyer LLC (dba PathGroup)(1)(3) 5301 Virginia Way, Brentwood, TN, 37027	Healthcare providers and services	First lien senior secured loan	S +	5.75%	5/2029	0.0%	672	661	659
Plasma Buyer LLC (dba PathGroup)(1)(10) 5301 Virginia Way, Brentwood, TN, 37027	Healthcare providers and services	First lien senior secured delayed draw term loan	S +	5.75%	5/2024	0.0%	—	(1)	(2)
Plasma Buyer LLC (dba PathGroup)(1)(3)(10) 5301 Virginia Way, Brentwood, TN, 37027	Healthcare providers and services	First lien senior secured revolving loan	S +	5.75%	5/2028	0.0%	25	24	24
Pluralsight, LLC(1)(3) 42 Future Way, Draper, UT, 84020	Education	First lien senior secured loan	S +	8.00%	4/2027	0.0%	99,450	98,803	96,218
Pluralsight, LLC(1)(3)(10) 42 Future Way, Draper, UT, 84020	Education	First lien senior secured revolving loan	S +	8.00%	4/2027	0.0%	4,845	4,811	4,642
PPV Intermediate Holdings, LLC(1)(3) 141 Longwater Drive, Hingham, MA, 02061	Healthcare providers and services	First lien senior secured loan	S +	5.75%	8/2029	0.0%	933	917	921
PPV Intermediate Holdings, LLC(1)(10) 141 Longwater Drive, Hingham, MA, 02061	Healthcare providers and services	First lien senior secured delayed draw term loan	S +	6.00%	9/2025	0.0%	—	—	—
PPV Intermediate Holdings, LLC(1)(10) 141 Longwater Drive, Hingham, MA, 02061	Healthcare providers and services	First lien senior secured revolving loan	S +	5.75%	8/2029	0.0%	—	(1)	(1)
Pregis Topco LLC(1)(2) 227 West Monroe Street, Chicago, IL, 60606	Containers and packaging	Second lien senior secured loan	S +	6.91%	8/2029	0.0%	160,000	157,962	160,000
Premier Imaging, LLC (dba LucidHealth)(1)(3) 100 East Campus View Boulevard, Columbus, OH, 43235	Healthcare providers and services	First lien senior secured loan	S +	6.00%	1/2025	0.0%	42,600	42,429	41,322
Project Power Buyer, LLC (dba PEC-Veriforce)(1)(3) 1575 Sawdust Road, The Woodlands, TX, 77380	Oil and gas	First lien senior secured loan	S +	7.00%	5/2026	0.0%	44,176	43,928	43,955
Project Power Buyer, LLC (dba PEC-Veriforce)(1)(10) 1575 Sawdust Road, The Woodlands, TX, 77380	Oil and gas	First lien senior secured revolving loan	S +	7.00%	5/2025	0.0%	—	(9)	(16)
Proofpoint, Inc.(1)(2) 925 West Maude Avenue, Sunnyvale, CA, 94085	Internet software and services	Second lien senior secured loan	S +	6.25%	8/2029	0.0%	19,600	19,524	19,747
PS Operating Company LLC (fka QC Supply, LLC)(1)(3)(11) Post Office Box 581, Schuyler, NE, 68661	Distribution	First lien senior secured loan	S +	6.00%	12/2026	0.0%	13,631	13,366	12,132
PS Operating Company LLC (fka QC Supply, LLC)(1)(3)(10)(11) Post Office Box 581, Schuyler, NE, 68661	Distribution	First lien senior secured revolving loan	S +	6.00%	12/2026	0.0%	3,749	3,699	3,202
PS Op Holdings LLC (fka QC Supply, LLC)(11) Post Office Box 581, Schuyler, NE, 68661	Distribution	Class A Common Units		N/A	N/A	33.1%	248,271	4,300	475
QAD, Inc.(1)(2) 100 Innovation Place, Santa Barbara, CA, 93108	Internet software and services	First lien senior secured loan	S +	5.38%	11/2027	0.0%	26,106	25,742	25,715
QAD, Inc.(1)(10) 100 Innovation Place, Santa Barbara, CA, 93108	Internet software and services	First lien senior secured revolving loan	S +	5.38%	11/2027	0.0%	—	(44)	(51)

($ in thousands) Company	Industry	Type of Investment	Interest Rate		Maturity / Dissolution Date	Percentage of Class Held on a Fully Diluted Basis	Principal Number of Shares / Number of Units	Amortized Cost	Fair Value
Quva Pharma, Inc.(1)(2) 3 Sugar Creek Center Boulevard, Sugar Land, TX, 77478	Healthcare providers and services	First lien senior secured loan	S +	5.50%	4/2028	0.0%	39,100	38,304	38,807
Quva Pharma, Inc.(1)(10) 3 Sugar Creek Center Boulevard, Sugar Land, TX, 77478	Healthcare providers and services	First lien senior secured revolving loan	S +	5.50%	4/2026	0.0%	—	(55)	(30)
REALPAGE, INC.(1)(2) 2201 Lakeside Boulevard, Richardson, TX, 75082	Buildings and real estate	Second lien senior secured loan	S +	6.50%	4/2029	0.0%	34,500	34,119	34,414
Recipe Acquisition Corp. (dba Roland Corporation)(1)(3) 71 West 23rd Street, New York, NY, 10010	Food and beverage	Second lien senior secured loan	S +	9.00%	11/2024	0.0%	32,000	31,993	32,000
Relativity ODA LLC(1)(2) 231 South LaSalle Street, Chicago, IL, 60604	Professional services	First lien senior secured loan	S +	6.50%	5/2027	0.0%	85,834	85,143	85,834
Relativity ODA LLC(1)(10) 231 South LaSalle Street, Chicago, IL, 60604	Professional services	First lien senior secured revolving loan	S +	6.50%	5/2027	0.0%	—	(62)	—
Rhea Parent, Inc.(1)(3) 1 Technology Circle, Columbia, SC, 29203	Healthcare equipment and services	First lien senior secured loan	S +	5.50%	2/2029	0.0%	762	750	758
Rhea Acquisition Holdings, LP 1 Technology Circle, Columbia, SC, 29203	Healthcare equipment and services	Series A-2 Units		N/A	N/A	0.0%	119,048	119	161
Rushmore Investment III LLC (dba Winland Foods)(1)(2) 2015 Spring Rd suite 400, Oak Brook, IL 60523, Oak Brook, IL, 60523	Food and beverage	First lien senior secured loan	S +	6.00%	10/2030	0.0%	149,328	146,982	146,939
Safety Products/JHC Acquisition Corp. (dba Justrite Safety Group)(1)(2) 1751 Lake Cook Road, Deerfield, IL, 60015	Manufacturing	First lien senior secured loan	S +	4.50%	6/2026	0.0%	13,637	13,583	13,262
SailPoint Technologies Holdings, Inc.(1)(2) 11120 Four Points Drive, Austin, TX, 78726	Internet software and services	First lien senior secured loan	S +	6.00%	8/2029	0.0%	45,640	44,815	45,298
SailPoint Technologies Holdings, Inc.(1)(10) 11120 Four Points Drive, Austin, TX, 78726	Internet software and services	First lien senior secured revolving loan	S +	6.00%	8/2028	0.0%	—	(67)	(33)
Project Hotel California Co-Invest Fund, L.P. 11120 Four Points Drive, Austin, TX, 78726	Internet software and services	LP Interest		N/A	N/A	0.0%	2,685	2,687	3,045
Sara Lee Frozen Bakery, LLC (fka KSLB Holdings, LLC)(1)(3) 1 Tower Lane Suite 500, Oakbrook Terrace, IL 60181, Oakbrook Terrace, IL, 60181	Food and beverage	First lien senior secured loan	S +	4.50%	7/2025	0.0%	43,069	42,846	41,454
Sara Lee Frozen Bakery, LLC (fka KSLB Holdings, LLC)(1)(3)(10) 1 Tower Lane Suite 500, Oakbrook Terrace, IL 60181, Oakbrook Terrace, IL, 60181	Food and beverage	First lien senior secured revolving loan	S +	4.50%	7/2025	0.0%	3,120	3,120	2,783
Securonix, Inc.(1)(3) 5080 Spectrum Drive, Addison, TX, 75001	Internet software and services	First lien senior secured loan	S +	6.00%	4/2028	0.0%	847	841	794
Securonix, Inc.(1)(10) 5080 Spectrum Drive, Addison, TX, 75001	Internet software and services	First lien senior secured revolving loan	S +	6.00%	4/2028	0.0%	—	(1)	(10)

($ in thousands) Company	Industry	Type of Investment	Interest Rate		Maturity / Dissolution Date	Percentage of Class Held on a Fully Diluted Basis	Principal Number of Shares / Number of Units	Amortized Cost	Fair Value
Sensor Technology Topco, Inc. (dba Humanetics)(1)(3) 23300 Haggerty Road, Farmington Hills, MI, 48335	Professional services	First lien senior secured loan	S +	7.00% (2.00% PIK)	5/2026	0.0%	64,361	63,971	64,200
Sensor Technology Topco, Inc. (dba Humanetics)(1)(7) 23300 Haggerty Road, Farmington Hills, MI, 48335	Professional services	First lien senior secured EUR term loan	E +	7.25% (2.25% PIK)	5/2026	0.0%	11,601	12,526	12,783
Sensor Technology Topco, Inc. (dba Humanetics)(1)(3)(10) 23300 Haggerty Road, Farmington Hills, MI, 48335	Professional services	First lien senior secured revolving loan	S +	6.50%	5/2026	0.0%	3,171	3,137	3,157
Shearer's Foods, LLC(1)(2) 100 Lincoln Way East, Massillon, OH, 44646	Food and beverage	Second lien senior secured loan	S +	7.75%	9/2028	0.0%	86,400	85,829	86,400
SimpliSafe Holding Corporation(1)(2) 294 Washington Street, Boston, MA, 02108	Household products	First lien senior secured loan	S +	6.25%	5/2028	0.0%	6,080	5,986	6,019
SimpliSafe Holding Corporation(1)(2)(10) 294 Washington Street, Boston, MA, 02108	Household products	First lien senior secured delayed draw term loan	S +	6.25%	5/2024	0.0%	205	197	203
Sitecore Holding III A/S(1)(4) 101 California Street\nFloor 16, San Francisco, CA, 94111	Internet software and services	First lien senior secured loan	S +	7.75% (4.25% PIK)	3/2029	0.0%	3,998	3,968	3,968
Sitecore Holding III A/S(1)(8) 101 California Street\nFloor 16, San Francisco, CA, 94111	Internet software and services	First lien senior secured EUR term loan	E +	7.75% (4.25% PIK)	3/2029	0.0%	23,489	24,569	25,753
Sitecore USA, Inc.(1)(4) 101 California Street\nFloor 16, San Francisco, CA, 94111	Internet software and services	First lien senior secured loan	S +	7.75% (4.25% PIK)	3/2029	0.0%	24,103	23,925	23,923
Smarsh Inc.(1)(3) 851 Southwest 6th Avenue, Portland, OR, 97204	Financial services	First lien senior secured loan	S +	5.75%	2/2029	0.0%	762	756	760
Smarsh Inc.(1)(3)(10) 851 Southwest 6th Avenue, Portland, OR, 97204	Financial services	First lien senior secured delayed draw term loan	S +	5.75%	2/2024	0.0%	95	94	95
Smarsh Inc.(1)(10) 851 Southwest 6th Avenue, Portland, OR, 97204	Financial services	First lien senior secured revolving loan	S +	5.75%	2/2029	0.0%	—	—	—
Sonny's Enterprises, LLC(1)(3) 5870 Hiatus Road, Tamarac, FL, 33321	Manufacturing	First lien senior secured loan	S +	6.75%	8/2028	0.0%	227,576	225,386	227,007
Sonny's Enterprises, LLC(1)(3)(10) 5870 Hiatus Road, Tamarac, FL, 33321	Manufacturing	First lien senior secured delayed draw term loan	S +	6.75%	11/2024	0.0%	427	414	424
Sonny's Enterprises, LLC(1)(10) 5870 Hiatus Road, Tamarac, FL, 33321	Manufacturing	First lien senior secured revolving loan	S +	6.75%	8/2027	0.0%	—	(137)	(45)
Space Exploration Technologies Corp. 1 Rocket Road, Hawthorne, CA, 90250	Aerospace and defense	Class A Common Stock		N/A	N/A	0.0%	46,605	2,556	4,289
Space Exploration Technologies Corp. 1 Rocket Road, Hawthorne, CA, 90250	Aerospace and defense	Class C Common Stock		N/A	N/A	0.0%	9,360	445	862
Spotless Brands, LLC(1)(3) 1 Mid America Plaza Suite 210, Chicago, IL, 60181	Automotive	First lien senior secured loan	S +	6.50%	7/2028	0.0%	48,120	47,341	47,759
Spotless Brands, LLC(1)(2)(10) 1 Mid America Plaza Suite 210, Chicago, IL, 60181	Automotive	First lien senior secured revolving loan	S +	6.50%	7/2028	0.0%	282	262	272

($ in thousands) Company	Industry	Type of Investment	Interest Rate		Maturity / Dissolution Date	Percentage of Class Held on a Fully Diluted Basis	Principal Number of Shares / Number of Units	Amortized Cost	Fair Value
Summit Acquisition Inc. (dba K2 Insurance Services)(1)(3) 11452 El Camino Real, San Diego, CA, 92130	Insurance	First lien senior secured loan	S +	6.75%	5/2030	0.0%	732	711	715
Summit Acquisition Inc. (dba K2 Insurance Services)(1)(10) 11452 El Camino Real, San Diego, CA, 92130	Insurance	First lien senior secured delayed draw term loan	S +	6.75%	11/2024	0.0%	—	(2)	(1)
Summit Acquisition Inc. (dba K2 Insurance Services)(1)(10) 11452 El Camino Real, San Diego, CA, 92130	Insurance	First lien senior secured revolving loan	S +	6.75%	5/2029	0.0%	—	(2)	(2)
Swipe Acquisition Corporation (dba PLI)(1)(4)(10)(11) 1220 Trade Drive, Las Vegas, NV, 89030	Advertising and media	First lien senior secured delayed draw term loan	S +	8.00%	12/2024	0.0%	14,288	14,289	14,288
Swipe Acquisition Corporation (dba PLI)(1)(4)(11) 1220 Trade Drive, Las Vegas, NV, 89030	Advertising and media	First lien senior secured loan	S +	8.00%	6/2026	0.0%	47,990	47,840	47,991
Swipe Acquisition Corporation (dba PLI)(1)(10)(11) 1220 Trade Drive, Las Vegas, NV, 89030	Advertising and media	Letter of Credit	S +	8.00%	6/2026	0.0%	—	1	—
New PLI Holdings, LLC (dba PLI)(11) 1220 Trade Drive, Las Vegas, NV, 89030	Advertising and media	Class A Common Units		N/A	N/A	89.0%	86,745	48,007	97,757
SWK BUYER, Inc. (dba Stonewall Kitchen)(1)(3) 2 Stonewall Lane, York, ME, 03909	Consumer products	First lien senior secured loan	S +	5.25%	3/2029	0.0%	743	731	715
SWK BUYER, Inc. (dba Stonewall Kitchen)(1)(10) 2 Stonewall Lane, York, ME, 03909	Consumer products	First lien senior secured revolving loan	S +	5.25%	3/2029	0.0%	—	(1)	(3)
Tall Tree Foods, Inc.(1)(3) 750 West Lake Cook Road, , Chicago, IL, 60089	Food and beverage	First lien senior secured loan	S +	9.25% PIK	3/2024	0.0%	67,657	59,541	55,816
Tall Tree Foods, Inc.(1)(3)(10) 400 Hamilton Avenue, Palo Alto, IL, 60089	Food and beverage	First lien senior secured delayed draw term loan	S +	9.25% PIK	3/2024	0.0%	4,951	3,017	4,084
Tamarack Intermediate, L.L.C. (dba Verisk 3E)(1)(3) 1905 Aston Avenue, Carlsbad, CA, 92029	Infrastructure and environmental services	First lien senior secured loan	S +	5.75%	3/2028	0.0%	866	854	856
Tamarack Intermediate, L.L.C. (dba Verisk 3E)(1)(3)(10) 1905 Aston Avenue, Carlsbad, CA, 92029	Infrastructure and environmental services	First lien senior secured delayed draw term loan	S +	5.75%	10/2025	0.0%	32	30	31
Tamarack Intermediate, L.L.C. (dba Verisk 3E)(1)(10) 1905 Aston Avenue, Carlsbad, CA, 92029	Infrastructure and environmental services	First lien senior secured revolving loan	S +	5.75%	3/2028	0.0%	—	(2)	(2)
Tempo Buyer Corp. (dba Global Claims Services)(1)(3) 6745 Philips Industrial Blvd, Jacksonville, FL, 32256	Insurance	First lien senior secured loan	S +	5.50%	8/2028	0.0%	1,067	1,051	1,059
Tempo Buyer Corp. (dba Global Claims Services)(1)(5)(10) 6745 Philips Industrial Blvd, Jacksonville, FL, 32256	Insurance	First lien senior secured revolving loan	P +	4.00%	8/2027	0.4%	49	47	48

($ in thousands) Company	Industry	Type of Investment	Interest Rate		Maturity / Dissolution Date	Percentage of Class Held on a Fully Diluted Basis	Principal Number of Shares / Number of Units	Amortized Cost	Fair Value
Circana Group, L.P. (fka The NPD Group, L.P.)(1)(2) 203 North LaSalle Street, Chicago, IL, 60601	Advertising and media	First lien senior secured loan	S +	6.25% (2.75% PIK)	12/2028	0.0%	19,141	18,813	18,949
Circana Group, L.P. (fka The NPD Group, L.P.)(1)(2)(10) 203 North LaSalle Street, Chicago, IL, 60601	Advertising and media	First lien senior secured revolving loan	S +	5.75%	12/2027	0.0%	272	250	257
The Shade Store, LLC(1)(3) 21 Abendroth Avenue, Port Chester, NY, 10573	Specialty Retail	First lien senior secured loan	S +	6.00%	10/2027	0.0%	8,909	8,832	8,575
The Shade Store, LLC(1)(3)(10) 21 Abendroth Avenue, Port Chester, NY, 10573	Specialty Retail	First lien senior secured revolving loan	S +	6.00%	10/2026	0.0%	582	575	548
THG Acquisition, LLC (dba Hilb)(1)(2) 6802 Paragon Place, Richmond, VA, 23230	Insurance	First lien senior secured loan	S +	5.75%	12/2026	0.0%	73,974	73,095	73,605
THG Acquisition, LLC (dba Hilb)(1)(2)(10) 6802 Paragon Place, Richmond, VA, 23230	Insurance	First lien senior secured revolving loan	S +	5.75%	12/2025	0.0%	1,913	1,839	1,870
Thunder Purchaser, Inc. (dba Vector Solutions)(1)(3) 4890 West Kennedy Boulevard, Tampa, FL, 33609	Internet software and services	First lien senior secured loan	S +	5.75%	6/2028	0.0%	68,642	68,169	68,301
Thunder Purchaser, Inc. (dba Vector Solutions)(1)(3)(10) 4890 West Kennedy Boulevard, Tampa, FL, 33609	Internet software and services	First lien senior secured revolving loan	S +	5.75%	6/2027	0.0%	3,235	3,197	3,208
Thunder Topco L.P. (dba Vector Solutions) 4890 West Kennedy Boulevard, Tampa, FL, 33609	Internet software and services	Common Units		N/A	N/A	0.0%	3,829,614	3,830	4,250
Tivity Health, Inc.(1)(3) 4031 Aspen Grove Drive, Franklin, TN, 37067	Healthcare providers and services	First lien senior secured loan	S +	6.00%	6/2029	0.0%	988	967	980
Troon Golf, L.L.C.(1)(3) 15044 North Scottsdale Road, Scottsdale, AZ, 85254	Leisure and entertainment	First lien senior secured loan	S +	5.50%	8/2027	0.0%	237,703	236,920	236,515
Troon Golf, L.L.C.(1)(10) 15044 North Scottsdale Road, Scottsdale, AZ, 85254	Leisure and entertainment	First lien senior secured revolving loan	S +	5.50%	8/2026	0.0%	—	(56)	(108)
Ultimate Baked Goods Midco, LLC(1)(2) 828 Kasota Avenue South East, Minneapolis, MN, 55414	Food and beverage	First lien senior secured loan	S +	6.25%	8/2027	0.0%	80,413	79,049	80,413
Ultimate Baked Goods Midco, LLC(1)(10) 828 Kasota Avenue South East, Minneapolis, MN, 55414	Food and beverage	First lien senior secured revolving loan	S +	6.25%	8/2027	0.0%	—	(150)	—
Unified Women's Healthcare, LP(1)(2) 1501 Yamato Road West, Boca Raton, FL, 33431	Healthcare providers and services	First lien senior secured loan	S +	5.50%	6/2029	0.0%	10,902	10,823	10,902
Unified Women's Healthcare, LP(1)(10) 1501 Yamato Road West, Boca Raton, FL, 33431	Healthcare providers and services	First lien senior secured delayed draw term loan	S +	5.50%	10/2025	0.0%	—	(55)	—
Unified Women's Healthcare, LP(1)(10) 1501 Yamato Road West, Boca Raton, FL, 33431	Healthcare providers and services	First lien senior secured revolving loan	S +	5.50%	6/2029	0.0%	—	(1)	—

($ in thousands) Company	Industry	Type of Investment	Interest Rate		Maturity / Dissolution Date	Percentage of Class Held on a Fully Diluted Basis	Principal Number of Shares / Number of Units	Amortized Cost	Fair Value
USRP Holdings, Inc. (dba U.S. Retirement and Benefits Partners)(1)(4) 99 Wood Avenue South, Iselin, NJ, 08830	Insurance	First lien senior secured loan	S +	5.75%	7/2027	0.0%	38,403	37,900	38,115
USRP Holdings, Inc. (dba U.S. Retirement and Benefits Partners)(1)(10) 99 Wood Avenue South, Iselin, NJ, 08830	Insurance	First lien senior secured revolving loan	S +	5.75%	7/2027	0.5%	—	(50)	(32)
KUSRP Intermediate, Inc. (dba U.S. Retirement and Benefits Partners)(1)(3) 99 Wood Avenue South, Iselin, NJ, 08830	Insurance	First lien senior secured loan	S +	10.50% PIK	7/2030	0.0%	35,462	35,086	35,374
Valence Surface Technologies LLC(1)(3) 300 Continental Boulevard, El Segundo, CA, 90245	Aerospace and defense	First lien senior secured loan	S +	7.75%	6/2025	0.0%	136,788	136,262	120,375
Valence Surface Technologies LLC(1)(3)(10) 300 Continental Boulevard, El Segundo, CA, 90245	Aerospace and defense	First lien senior secured revolving loan	S +	7.75%	6/2025	0.0%	11,106	11,068	9,767
Velocity HoldCo III Inc. (dba VelocityEHS)(1)(3) 222 Merchandise Mart Plaza, Chicago, IL, 60654	Chemicals	First lien senior secured loan	S +	5.75%	4/2027	0.0%	21,769	21,468	21,769
Velocity HoldCo III Inc. (dba VelocityEHS)(1)(3)(10) 222 Merchandise Mart Plaza, Chicago, IL, 60654	Chemicals	First lien senior secured revolving loan	S +	5.75%	4/2026	0.0%	167	154	167
Vermont Aus Pty Ltd(1)(3) Quarter One, Level 2, 1 Epping Road, North Ryde, NSW 2113	Healthcare providers and services	First lien senior secured loan	S +	5.50%	3/2028	0.0%	983	964	973
Walker Edison Furniture Company LLC(1)(2)(11) 1553 West 9000 South, Salt Lake City, UT, 84088	Household products	First lien senior secured loan	S +	6.75% PIK	3/2027	0.0%	27,166	23,485	24,993
Walker Edison Furniture Company LLC(1)(10)(11) 1553 West 9000 South, Salt Lake City, UT, 84088	Household products	First lien senior secured delayed draw term loan	S +	6.75% PIK	3/2027	0.0%	—	—	(562)
Walker Edison Furniture Company LLC(1)(2)(11) 1553 West 9000 South, Salt Lake City, UT, 84088	Household products	First lien senior secured revolving loan	S +	6.25% PIK	3/2027	0.0%	11,241	11,241	10,511
Walker Edison Holdco LLC(11) 1553 West 9000 South, Salt Lake City, UT, 84088	Household products	Common Units		N/A	N/A	0.0%	245,906	23,762	2,557
When I Work, Inc.(1)(3) 420 North 5th Street, Minneapolis, MN, 55401	Internet software and services	First lien senior secured loan	S +	7.00% PIK	11/2027	0.0%	5,579	5,544	5,481
When I Work, Inc.(1)(10) 420 North 5th Street, Minneapolis, MN, 55401	Internet software and services	First lien senior secured revolving loan	S +	6.00%	11/2027	0.0%	—	(6)	(16)
BCTO WIW Holdings, Inc. (dba When I Work) 420 North 5th Street, Minneapolis, MN, 55401	Internet software and services	Class A Common Stock		N/A	N/A	0.1%	13,000	1,300	1,019
Windows Entities 767 Fifth Avenue, New York, NY, 10153	Manufacturing	LLC Units		N/A	N/A	0.0%	31,849	60,319	138,628
Wingspire Capital Holdings LLC(10)(11) 8000 Avalon Blvd., Suite 100, Alpharetta, GA 30009	Asset Based Lending and Fund Finance	LLC Interest		N/A	N/A	75.0%	388,145	388,145	461,062

($ in thousands) Company	Industry	Type of Investment	Interest Rate		Maturity / Dissolution Date	Percentage of Class Held on a Fully Diluted Basis	Principal Number of Shares / Number of Units	Amortized Cost	Fair Value
WU Holdco, Inc. (dba Weiman Products, LLC)(1)(3) One Market Street, Gurnee, IL, 60031	Consumer products	First lien senior secured loan	S +	5.50%	3/2026	0.0%	200,779	199,077	196,261
WU Holdco, Inc. (dba Weiman Products, LLC)(1)(3)(10) One Market Street, Gurnee, IL, 60031	Consumer products	First lien senior secured revolving loan	S +	5.50%	3/2025	0.0%	10,371	10,282	9,939
WMC Bidco, Inc. (dba West Monroe) 222 West Adams Street, Chicago, IL, 60606	Internet software and services	Senior Preferred Stock		11.25% PIK	N/A	0.0%	16,692	20,900	20,018
XRL 1 LLC (dba XOMA) 2200 Powell Street, Emeryville, CA, 94608	Healthcare providers and services	First lien senior secured loan		9.88%	12/2038	0.0%	32,500	31,812	31,769
XRL 1 LLC (dba XOMA)(10) 2200 Powell Street, Emeryville, CA, 94608	Healthcare providers and services	First lien senior secured delayed draw term loan		9.88%	12/2025	0.0%	—	(37)	(56)
XRL 1 LLC (dba XOMA) 2200 Powell Street, Emeryville, CA, 94608	Healthcare providers and services	Warrants		N/A	N/A	0.0%	30	205	205
Zendesk, Inc.(1)(3) 989 Market Street, San Francisco, CA, 94103	Internet software and services	First lien senior secured loan	S +	6.25% (3.25% PIK)	11/2028	0.0%	71,217	70,030	70,327
Zendesk, Inc.(1)(10) 989 Market Street, San Francisco, CA, 94103	Internet software and services	First lien senior secured delayed draw term loan	S +	6.25%	11/2024	0.0%	—	(524)	(43)
Zendesk, Inc.(1)(10) 989 Market Street, San Francisco, CA, 94103	Internet software and services	First lien senior secured revolving loan	S +	6.25%	11/2028	0.0%	—	(116)	(89)
Zoro TopCo, L.P. (dba Zendesk, Inc.) 989 Market Street, San Francisco, CA, 94103	Internet software and services	Class A Common Units		N/A	N/A	0.0%	796,165	7,962	8,669
Zoro TopCo, Inc. (dba Zendesk, Inc.) 989 Market Street, San Francisco, CA, 94103	Internet software and services	Series A Preferred Stock		12.50% PIK	N/A	0.0%	9,554	10,308	10,463
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
(2)The interest rate on these loans is subject to 1 month SOFR, which as of December 31, 2023 was 5.35%.
(3)The interest rate on these loans is subject to 3 month SOFR, which as of December 31, 2023 was 5.33%.
(4)The interest rate on these loans is subject to 6 month SOFR, which as of December 31, 2023 was 5.16%.
(5)The interest rate on these loans is subject to Prime, which as of December 31, 2023 was 8.50%.
(6)The interest rate on this loan is subject to 1 month EURIBOR, which as of December 31, 2023 was 3.85%.
(7)The interest rate on this loan is subject to 3 month EURIBOR, which as of December 31, 2023 was 3.91%.
(8)The interest rate on this loan is subject to 6 month EURIBOR, which as of December 31, 2023 was 3.86%.
(9)The interest rate on this loan is subject to SONIA, which as of December 31, 2023 was 5.19%.
(10)Position or portion thereof is an unfunded loan commitment. See “ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA – Note 7. Commitments and Contingencies.”
(11)As defined in the 1940 Act, the Company is deemed to be both an “Affiliated Person” and has “Control” of this portfolio company as the Company owns more than 25% of the portfolio company’s outstanding voting securities or has the power to exercise control over management or policies of such portfolio company (including through a management agreement). Other than for purposes of the 1940 Act, the Company does not believe that it has control over this portfolio company.
(12)As defined in the 1940 Act, the Company is deemed to be an “affiliated person” of this portfolio company as the Company owns more than 5% but less than 25% of the portfolio company's voting securities or has the power to exercise control over management or policies of such portfolio company, including through a management agreement (“non-controlled affiliate”).

Specialty Financing Portfolio Companies
Wingspire
Wingspire is an independent diversified direct lender focused on providing asset-based commercial finance loans and related senior secured loans to U.S.-based middle market borrowers. Wingspire offers a wide variety of asset-based financing solutions to businesses in an array of industries, including revolving credit facilities, machinery and equipment term loans, real estate term loans, first-in/last-out tranches, cash flow term loans, and opportunistic / bridge financings. We made our initial commitment to Wingspire on September 24, 2019, and subsequently made periodic additional commitments to increase our total to $450 million.
Amergin
Amergin was created to invest in a leasing platform focused on railcar, aviation and other long-lived transportation assets. Amergin acquires existing on-lease portfolios of new and end-of-life railcars and related equipment and selectively purchases off-lease assets and is building a commercial aircraft portfolio through aircraft financing and engine acquisition on a sale and lease back basis. Amergin consists of Amergin AssetCo and Amergin Asset Management LLC, which has entered into a Servicing Agreement with Amergin AssetCo. We made an initial equity commitment to Amergin AssetCo on July 1, 2022. As of December 31, 2023 our commitment to Amergin AssetCo is $147.6 million, of which $62.4 million is equity and $85.2 million is debt. Our investment in Amergin is a co-investment made with our affiliates in accordance with the terms of the exemptive relief that we received from the SEC. We do not consolidate our equity interest in Amergin AssetCo.
Fifth Season Investments LLC
Fifth Season is a portfolio company created to invest in life insurance based assets, including secondary and tertiary life settlement and other life insurance exposures using detailed analytics, internal life expectancy review and sophisticated portfolio management techniques. On July 18, 2022, we made an initial equity investment in Fifth Season. As of December 31, 2023 our investment in Fifth Season was $156.8 million at fair value. Our investment in Fifth Season is a co-investment with our affiliates in accordance with the terms of the exemptive relief that we received from the SEC. We do not consolidate our equity interest in Fifth Season.
LSI Financing 1 DAC
LSI Financing is a portfolio company formed to acquire contractual rights to revenue pursuant to earnout agreements generally in the life sciences space. On December 14, 2022, we made an initial investment in LSI Financing. As of December 31, 2023, our investment in LSI Financing was $19.0 million at fair value. Our investment in LSI Financing is a co-investment with our affiliates in accordance with the terms of the exemptive relief that we received from the SEC. We do not consolidate our equity interest in LSI Financing.
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

As of December 31, 2023 and December 31, 2022, OBDC SLF had total investments in senior secured debt at fair value of $1.1 billion and $997.4 million, respectively. The determination of fair value is in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification 820, Fair Value Measurements (“ASC 820”), as amended; however, such fair value is not included in our Board’s valuation process. The following tables presents a summary of OBDC SLF’s portfolio as well as a listing of the portfolio investments in its portfolio as of the following periods:

($ in thousands)	December 31, 2023	December 31, 2022
Total senior secured debt investments(1)	$1,117,310	$1,045,865
Weighted average spread over base rate(1)	4.27%	4.05%
Number of portfolio companies	62	56
Largest funded investment to a single borrower(1)	39,851	40,272
_______________
(1)At par.

Blue Owl Capital Corporation Senior Loan Fund's Portfolio as of December 31, 2023 ($ in thousands)
Company(1)(2)(4)(5)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(3)	Fair Value	Percentage of Members' Equity
Debt Investments
Aerospace and defense
Applied Composites Holdings, LLC (fka AC&A Enterprises Holdings, LLC)(9)(11)	First lien senior secured loan	S +	6.00% (0.75% PIK)	01/2025	$34,097	$34,015	$27,426	7.0%
Applied Composites Holdings, LLC (fka AC&A Enterprises Holdings, LLC)(9)(11)	First lien senior secured revolving loan	S +	6.00% (0.75% PIK)	01/2025	3,030	3,028	2,437	0.6%
Bleriot US Bidco Inc.(6)(11)	First lien senior secured loan	S +	4.00%	10/2028	25,113	24,927	25,193	6.4%
Dynasty Acquisition Co., Inc. (dba StandardAero Limited)(6)(10)	First lien senior secured loan	S +	4.00%	04/2026	19,900	19,713	19,940	5.1%
					82,140	81,683	74,996	19.1%
Automotive
Holley Inc.(6)(10)	First lien senior secured loan	S +	3.75%	11/2028	22,550	22,431	21,686	5.5%
Mavis Tire Express Services Topco Corp.(6)(10)	First lien senior secured loan	S +	4.00%	05/2028	2,895	2,879	2,896	0.7%
PAI Holdco, Inc.(11)	First lien senior secured loan	S +	3.75%	10/2027	13,706	13,357	12,746	3.3%
					39,151	38,667	37,328	9.5%
Buildings and Real estate
CoreLogic Inc.(6)(10)	First lien senior secured loan	S +	3.50%	06/2028	7,270	6,855	7,056	1.8%
Wrench Group LLC(6)(11)	First lien senior secured loan	S +	4.00%	04/2026	31,677	31,598	31,706	8.1%
					38,947	38,453	38,762	9.9%
Business Services
Capstone Acquisition Holdings, Inc.(10)	First lien senior secured loan	S +	4.75%	11/2027	14,223	14,131	14,187	3.6%
Capstone Acquisition Holdings, Inc.(9)(10)	First lien senior secured delayed draw term loan	S +	4.75%	11/2027	908	903	906	0.2%
CoolSys, Inc.(6)(11)	First lien senior secured loan	S +	4.75%	08/2028	27,162	26,263	25,275	6.5%
ConnectWise, LLC(6)(11)	First lien senior secured loan	S +	3.50%	09/2028	16,660	16,600	16,603	4.2%
LABL, Inc.(6)(10)	First lien senior secured loan	S +	5.00%	10/2028	4,771	4,719	4,566	1.2%
Packers Holdings, LLC(6)(10)	First lien senior secured loan	S +	3.25%	03/2028	10,269	10,062	6,423	1.6%
					73,993	72,678	67,960	17.3%

Blue Owl Capital Corporation Senior Loan Fund's Portfolio as of December 31, 2023 ($ in thousands)
Company(1)(2)(4)(5)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(3)	Fair Value	Percentage of Members' Equity
Chemicals
Advancion Holdings, LLC (fka Aruba Investments Holdings, LLC)(6)(10)	First lien senior secured loan	S +	4.00%	11/2027	17,693	17,353	17,417	4.4%
Cyanco Intermediate 2 Corp.(6)(10)	First lien senior secured loan	S +	4.75%	07/2028	4,988	4,846	4,968	1.3%
Derby Buyer LLC(10)	First lien senior secured loan	S +	4.25%	11/2030	10,000	9,707	10,000	2.6%
					32,681	31,906	32,385	8.3%
Consumer Products
Olaplex, Inc.(6)(10)	First lien senior secured loan	S +	3.50%	02/2029	24,936	24,140	23,003	5.9%
					24,936	24,140	23,003	5.9%
Containers and Packaging
BW Holding, Inc.(11)	First lien senior secured loan	S +	4.00%	12/2028	20,934	19,969	19,469	5.0%
Five Star Lower Holding LLC(6)(11)	First lien senior secured loan	S +	4.25%	05/2029	25,561	25,265	25,076	6.4%
Ring Container Technologies Group, LLC(6)(10)	First lien senior secured loan	S +	3.50%	08/2028	24,500	24,457	24,537	6.3%
Valcour Packaging, LLC(6)(10)	First lien senior secured loan	S +	3.75%	10/2028	2,154	2,149	1,682	0.4%
					73,149	71,840	70,764	18.1%
Distribution
BCPE Empire Holdings, Inc. (dba Imperial-Dade)(6)(10)	First lien senior secured loan	S +	4.75%	12/2028	24,626	23,772	24,671	6.3%
Dealer Tire Financial, LLC(6)(10)	First lien senior secured loan	S +	4.50%	12/2027	30,648	30,015	30,706	7.8%
SRS Distribution, Inc.(6)(10)	First lien senior secured loan	S +	3.50%	06/2028	9,775	9,725	9,779	2.5%
					65,049	63,512	65,156	16.6%
Education
Spring Education Group, Inc. (fka SSH Group Holdings, Inc.)(6)(11)	First lien senior secured loan	S +	4.50%	10/2030	20,000	19,757	20,046	5.1%
Sophia, L.P.(6)(10)	First lien senior secured loan	S +	4.25%	10/2027	19,700	19,556	19,655	5.0%
					39,700	39,313	39,701	10.1%
Financial Services
Saphilux S.a.r.L (dba IQ EQ)(6)(12)	First lien senior secured loan	S +	4.75%	07/2028	15,000	14,792	15,009	3.8%
					15,000	14,792	15,009	3.8%
Food and beverage
Balrog Acquisition, Inc. (dba Bakemark)(6)(10)	First lien senior secured loan	S +	4.00%	09/2028	24,500	24,316	24,079	6.1%
Dessert Holdings(10)	First lien senior secured loan	S +	4.00%	06/2028	25,458	25,326	22,912	5.8%
Naked Juice LLC (dba Tropicana)(6)(11)	First lien senior secured loan	S +	3.25%	01/2029	1,970	1,966	1,901	0.5%
Sovos Brands Intermediate, Inc.(6)(11)	First lien senior secured loan	S +	3.50%	06/2028	20,724	20,689	20,782	5.3%
					72,652	72,297	69,674	17.7%
Healthcare equipment and services
Cadence, Inc.(11)	First lien senior secured loan	S +	4.75%	05/2026	28,364	28,131	27,513	7.0%
Cadence, Inc.(7)(9)(11)	First lien senior secured revolving loan	S +	4.75%	05/2026	4,095	4,087	3,875	1.0%
Confluent Medical Technologies, Inc.(11)	First lien senior secured loan	S +	3.75%	02/2029	4,913	4,893	4,887	1.2%

Blue Owl Capital Corporation Senior Loan Fund's Portfolio as of December 31, 2023 ($ in thousands)
Company(1)(2)(4)(5)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(3)	Fair Value	Percentage of Members' Equity
Medline Borrower, LP(6)(10)	First lien senior secured loan	S +	3.00%	10/2028	24,563	24,476	24,663	6.3%
Packaging Coordinators Midco, Inc.(6)(11)	First lien senior secured loan	S +	3.50%	11/2027	4,887	4,878	4,884	1.2%
Resonetics, LLC(11)	First lien senior secured loan	S +	6.00%	04/2028	25,000	24,282	25,000	6.4%
					91,822	90,747	90,822	23.1%
Healthcare providers and services
Confluent Health, LLC(10)	First lien senior secured loan	S +	4.00%	11/2028	24,586	24,495	24,095	6.2%
Covetrus, Inc.(6)(11)	First lien senior secured loan	S +	5.00%	10/2029	14,888	14,113	14,718	3.8%
HAH Group Holding Company LLC (dba Help at Home)(10)	First lien senior secured loan	S +	5.00%	10/2027	8,941	8,709	8,852	2.3%
Phoenix Newco, Inc. (dba Parexel)(6)(10)	First lien senior secured loan	S +	3.25%	11/2028	27,019	26,919	27,162	6.9%
Physician Partners, LLC(6)(11)	First lien senior secured loan	S +	4.00%	12/2028	9,825	9,749	9,260	2.4%
					85,259	83,985	84,087	21.6%
Healthcare technology
Athenahealth Group Inc.(6)(10)	First lien senior secured loan	S +	3.25%	02/2029	17,562	17,497	17,466	4.5%
Bracket Intermediate Holding Corp.(6)(11)	First lien senior secured loan	S +	5.00%	05/2028	19,900	19,366	19,870	5.1%
Imprivata, Inc.(6)(10)	First lien senior secured loan	S +	4.25%	12/2027	19,700	19,111	19,757	5.0%
PointClickCare Technologies, Inc.(11)	First lien senior secured loan	S +	4.00%	12/2027	4,850	4,797	4,850	1.2%
					62,012	60,771	61,943	15.8%
Infrastructure and environmental services
CHA Holding, Inc.(10)	First lien senior secured loan	S +	4.94%	04/2025	39,851	39,759	39,851	10.2%
					39,851	39,759	39,851	10.2%
Insurance
Acrisure, LLC(6)(11)	First lien senior secured loan	S +	4.50%	11/2030	9,925	9,827	9,933	2.5%
Asurion, LLC(6)(10)	First lien senior secured loan	S +	4.25%	08/2028	7,871	7,539	7,833	2.0%
Broadstreet Partners, Inc.(6)(10)	First lien senior secured loan	S +	3.75%	01/2029	4,988	4,988	4,995	1.3%
Integro Parent Inc.(9)(11)	First lien senior secured loan	S +	12.25% (PIK)	10/2024	3,561	3,561	3,561	0.9%
Integro Parent Inc.(7)(9)(11)	First lien senior secured revolving loan	S +	4.50% (12.25% PIK)	10/2024	718	717	719	0.2%
Hyperion Refinance S.à r.l (dba Howden Group)(6)(10)	First lien senior secured loan	S +	5.25%	04/2030	19,850	19,121	19,870	5.1%
					46,913	45,753	46,911	12.0%
Internet software and services
Barracuda Networks, Inc.(6)(11)	First lien senior secured loan	S +	4.50%	08/2029	24,750	24,124	24,102	6.2%
DCert Buyer, Inc.(6)(10)	First lien senior secured loan	S +	4.00%	10/2026	11,818	11,777	11,695	3.0%
Fortra, LLC (f/k/a Help/Systems Holdings, Inc.)(6)(11)	First lien senior secured loan	S +	4.00%	11/2026	14,695	14,621	13,892	3.5%
					51,263	50,522	49,689	12.7%

Blue Owl Capital Corporation Senior Loan Fund's Portfolio as of December 31, 2023 ($ in thousands)
Company(1)(2)(4)(5)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(3)	Fair Value	Percentage of Members' Equity
Manufacturing
Engineered Machinery Holdings, Inc. (dba Duravant)(6)(11)	First lien senior secured loan	S +	3.50%	05/2028	34,299	34,181	34,012	8.7%
Gloves Buyer, Inc. (dba Protective Industrial Products)(10)	First lien senior secured loan	S +	4.00%	12/2027	14,725	14,587	14,651	3.7%
Pro Mach Group, Inc.(6)(10)	First lien senior secured loan	S +	4.00%	08/2028	24,507	24,418	24,534	6.3%
					73,531	73,186	73,197	18.7%
Professional Services
Apex Group Treasury LLC(11)	First lien senior secured loan	S +	3.75%	07/2028	32,354	32,269	32,192	8.2%
Sovos Compliance, LLC(6)(10)	First lien senior secured loan	S +	4.50%	08/2028	25,261	25,139	24,915	6.4%
					57,615	57,408	57,107	14.6%
Telecommunications
EOS U.S. Finco LLC(11)	First lien senior secured loan	S +	5.75%	10/2029	22,065	20,909	20,190	5.2%
EOS U.S. Finco LLC(7)(8)(11)	First lien senior secured delayed draw term loan	S +	6.00%	10/2029	71	11	(84)	—%
Park Place Technologies, LLC(6)(10)	First lien senior secured loan	S +	5.00%	11/2027	14,735	14,370	14,635	3.7%
					36,871	35,290	34,741	8.9%
Transportation
Safe Fleet Holdings LLC(10)	First lien senior secured loan	S +	5.00%	02/2029	14,775	14,408	14,812	3.8%
					14,775	14,408	14,812	3.8%

Total Debt Investments					$1,117,310	$1,101,110	$1,087,898	277.7%
Total Investments					$1,117,310	$1,101,110	$1,087,898	277.7%
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
(10)The interest rate on these loans is subject to 1 month SOFR, which as of December 31, 2023 was 5.35%.
(11)The interest rate on these loans is subject to 3 month SOFR, which as of December 31, 2023 was 5.33%.
(12)The interest rate on these loans is subject to 6 month SOFR, which as of December 31, 2023 was 5.16%.

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
(15)The interest rate on these loans is subject to 3 month SOFR, which as of December 31, 2022 was 4.59%.
(16)The interest rate on these loans is subject to 6 month SOFR, which as of December 31, 2022 was 4.78%.
The table below presents selected balance sheet information for OBDC SLF as of the following periods:

($ in thousands)	December 31, 2023	December 31, 2022
Assets
Investments at fair value (amortized cost of $1,101,110 and $1,033,388, respectively)	$1,087,898	$997,385
Cash	37,617	27,914
Interest receivable	7,734	3,920
Prepaid expenses and other assets	6,992	6,108
Total Assets	$1,140,241	$1,035,327
Liabilities
Debt (net of unamortized debt issuance costs of $4,930 and $6,117, respectively)	$721,953	$685,265
Distributions payable	14,832	11,095
Accrued expenses and other liabilities	11,701	8,703
Total Liabilities	$748,486	$705,063
Members' Equity
Members' Equity	391,755	330,264
Members' Equity	391,755	330,264
Total Liabilities and Members' Equity	$1,140,241	$1,035,327
The table below presents selected statement of operations information for OBDC SLF for the following periods:

	For the Years Ended December 31,
($ in thousands)	2023	2022	2021
Investment Income
Interest income	$110,439	$63,220	$30,836
Other income	678	2,599	344
Total Investment Income	111,117	65,819	31,180
Expenses
Interest expense	52,148	25,182	9,745
Professional fees	1,415	935	797
Total Expenses	53,563	26,117	10,542
Net Investment Income Before Taxes	57,554	39,702	20,638
Tax expense (benefit)	832	260	731
Net Investment Income After Taxes	$56,722	$39,442	$19,907
Net Realized and Change in Unrealized Gain (Loss) on Investments
Net change in unrealized gain (loss) on investments	22,791	(32,078)	663
Net realized gain on investments	(4,131)	27	207
Total Net Realized and Change in Unrealized Gain (Loss) on Investments	18,660	(32,051)	870
Net Increase in Members' Equity Resulting from Operations	$75,382	$7,391	$20,777

On August 9, 2017, Sebago Lake Financing LLC and SL Lending LLC, wholly-owned subsidiaries of OBDC SLF, entered into a credit facility with Goldman Sachs Bank USA. Goldman Sachs Bank USA serves as the sole lead arranger, syndication agent and administrative agent, and State Street Bank and Trust Company serves as the collateral administrator and agent. The credit facility includes a maximum borrowing capacity of $500 million. On June 22, 2021, Sebago Lake Financing LLC and SL Lending LLC entered into an amendment with Goldman Sachs Bank USA to extend the reinvestment period on the credit facility to October 6, 2021, and again on September 20, 2021, extended the reinvestment period on the credit facility to December 6, 2021. As of December 31, 2023, there was $470.9 million outstanding under the credit facility.
On March 1, 2022, SLF Financing I LLC, a wholly-owned subsidiary of OBDC SLF, entered into a credit facility with Natixis, New York Branch which serves as the administrative agent and the initial lender, and State Street Bank and Trust Company which serves as the collateral agent, collateral administrator and custodian. The credit facility includes a maximum borrowing capacity of $300 million. The re-investment period on the credit facility ends on March 1, 2024 and the maturity date of the credit facility is March 1, 2032. As of December 31, 2023, there was $256.0 million outstanding under the credit facility.
The table below presents the components of interest expense for the following periods:

	For the Years Ended December 31,
($ in thousands)	2023	2022	2021
Interest expense	$50,611	$23,825	$8,168
Amortization of debt issuance costs	1,537	1,357	1,577
Total Interest Expense	52,148	25,182	9,745
Average interest rate	7.1%	3.8%	2.3%
Average daily borrowings	$705,247	$627,591	$359,501

Results of Operations
The below table presents our operating results for the following periods:

	For the Years Ended December 31,
($ in millions)	2023	2022	2021
Total Investment Income	$1,582.1	$1,202.0	$1,021.4
Less: Operating expenses	815.7	639.5	527.3
Net Investment Income (Loss) Before Taxes	$766.4	$562.5	$494.1
Less: Income tax expense (benefit), including excise tax expense (benefit)	12.8	5.8	4.0
Net Investment Income (Loss) After Taxes	$753.6	$556.7	$490.1
Net change in unrealized gain (loss)	92.9	(94.5)	179.8
Net realized gain (loss)	(53.2)	4.1	(45.0)
Net Increase (Decrease) in Net Assets Resulting from Operations	$793.3	$466.3	$624.9
Net increase (decrease) in net assets resulting from operations can vary from period to period as a result of various factors, including the level of new investment commitments, expenses, the recognition of realized gains and losses and changes in unrealized appreciation and depreciation on the investment portfolio. For the period ended December 31, 2023, our net asset value per share increased, primarily driven by net unrealized and realized appreciation and earnings in excess of our dividends paid.

Investment Income
The table below presents investment income for the following periods:

	For the Years Ended December 31,
($ in millions)	2023	2022	2021
Interest income from investments	$1,229.7	$940.0	$893.3
Payment-in-kind interest income from investments	171.7	113.3	53.2
Dividend income from investments	165.0	129.5	48.4
Other income	15.7	19.2	26.5
Total investment income	$1,582.1	$1,202.0	$1,021.4
For the years ended December 31, 2023 and 2022
Investment income increased to $1.6 billion for the year ended December 31, 2023 from $1.2 billion for the same period in prior year primarily due to an increase in our portfolio’s weighted average yield from 11.0% as of December 31, 2022 to 11.9% as of December 31, 2023, partially offset by a decrease in our debt investments portfolio at par from $11.7 billion as of December 31, 2022 to $11.0 billion as of December 31, 2023. Included in investment income is dividend income which includes income earned from our controlled, affiliated and non-controlled, affiliated equity investments. Included in interest income are other fees such as prepayment fees and accelerated amortization of upfront fees from unscheduled paydowns which are non-recurring in nature. These fees increased to $18.8 million for the year ended December 31, 2023 from $11.8 million for the same period in prior year due to an increase in repayment activity for the period. For the years ended December 31, 2023 and 2022, payment-in-kind income represented 13.2% and 11.6% of investment income, respectively. Other income decreased period-over-period due to a decrease in incremental fee income, which are fees that are generally available to us as a result of closing investments and normally paid at the time of closing. We expect that investment income will vary based on a variety of factors including the pace of our originations and repayments.
For the years ended December 31, 2022 and 2021
Investment income increased to $1.2 billion for the year ended December 31, 2022 from $1.0 billion for the same period in prior year primarily due to an increase in our portfolio’s weighted average yield from 7.7% as of December 31, 2021 to 11.0% as of December 31, 2022 offset by a decrease in our debt portfolio which, at par, decreased from $11.9 billion as of December 31, 2021 to $11.7 billion as of December 31, 2022. Included in investment income is dividend income which increased to $129.5 million from $48.4 million as of December 31, 2022 and 2021, respectively, primarily due to an increase in dividends related to Windows Entities,
OBDC SLF, and Wingspire. Also included in interest income are other fees such as prepayment fees and accelerated amortization of upfront fees from unscheduled paydowns. Period over period, income generated from these fees represented $11.8 million and $63.9 million, for the years ended December 31, 2022 and 2021, respectively. This change is due to a decrease in unscheduled paydown activity year over year and while these fees are non-recurring in nature, we expect repayments to continue. For the year ended December 31, 2022 and 2021, payment-in-kind income represented 11.6% and 6.4% of investment income, respectively. Other income decreased period-over-period due to a decrease in incremental fee income, which are fees that are generally available to us as a result of closing investments and normally paid at the time of closing. We expect that investment income will vary based on a variety of factors including the pace of our originations and repayments.
Expenses
The table below presents our expenses for the following periods:

	For the Years Ended December 31,
($ in millions)	2023	2022	2021
Interest expense	$436.3	$307.5	$219.1
Management fee	191.6	188.8	178.5
Performance based incentive fees	159.9	118.1	104.0
Professional fees	15.5	14.7	15.1
Directors' fees	1.3	1.1	1.0
Other general and administrative	11.1	9.3	9.6
Total operating expenses	$815.7	$639.5	$527.3
Under the terms of the Administration Agreement, we reimburse the Adviser for services performed for us. In addition, pursuant to the terms of the Administration Agreement, the Adviser may delegate its obligations under the Administration Agreement to an affiliate or to a third party and we reimburse the Adviser for any services performed for us by such affiliate or third party.

For the years ended December 31, 2023 and 2022
Total expenses increased to $815.7 million for the year ended December 31, 2023 from $639.5 million for the same period in the prior year primarily due to an increase in interest expense and incentive fees. The increase in interest expense was driven by an increase in average daily borrowings to $7.4 billion from $7.3 billion, coupled with an increase in the average interest rate to 5.5% from 3.7% period over period. Incentive fees increased primarily due to an increase in interest and dividend income period over period. As a percentage of total assets, management fees, professional fees, directors’ fees and other general and administrative expenses remained relatively consistent period over period.
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
Selected Financial Data
The following table below sets forth our selected consolidated historical financial data as of and for the years ended December 31, 2023, 2022 and 2021. The selected consolidated historical financial data has been derived from our audited consolidated financial statements, which is included elsewhere in this Form 10-K and our SEC filings.
The selected consolidated financial information and other data presented below should be read in conjunction with our consolidated financial statements and notes thereto, which are included elsewhere in this Form 10-K, and the remainder of this “ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS."

	As of and for the Year Ended December 31,
($ in millions, except per share amounts)	2023	2022	2021
Consolidated Statement of Operations Data
Income
Total investment income	$1,582.1	$1,202.0	$1,021.4
Expenses
Total operating expenses	815.7	639.5	527.3
Net investment income before income taxes	766.4	562.5	494.1
Income tax, including excise tax expense	12.8	5.8	4.0
Net investment income after income taxes	753.6	556.7	490.1
Total change in net unrealized gain (loss)	92.9	(94.5)	179.8
Total net realized gain (loss)	(53.2)	4.1	(45.0)
Increase in net assets resulting from operations	$793.3	$466.3	$624.9
Earnings per common share – basic and diluted	$2.03	$1.19	$1.59
Consolidated Balance Sheet Data
Cash (incl. foreign and restricted cash)	$659.7	$445.1	$447.1
Investments at fair value	12,713.3	13,010.3	12,741.6
Total assets	13,511.4	13,584.9	13,298.2
Total debt (net of unamortized debt issuance costs)	7,077.1	7,281.7	7,079.3
Total liabilities	7,490.0	7,702.5	7,360.3
Total net assets	6,021.4	5,882.4	5,937.9
Net asset value per share	$15.45	$14.99	$15.08
Other Data:
Number of portfolio companies	193	184	143
Distributions declared per share	$1.59	$1.29	$1.24
Total Return, based on market value(1)	43.3%	(9.9)%	21.7%
Total Return based on net asset value(2)	15.6%	9.0%	11.3%
Weighted average total yield of portfolio at fair value(3)	11.9%	11.0%	7.7%
Weighted average total yield of portfolio at amortized cost(3)	12.0%	11.0%	7.8%
Weighted average yield of debt and income producing securities at fair value(3)	12.4%	11.5%	7.9%
Weighted average yield of debt and income producing securities at amortized cost(3)	12.5%	11.5%	7.9%
Fair value of debt investments as a percentage of principal	97.4%	97.0%	98.2%
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

Selected Quarterly Financial Data (Unaudited)

	For the three months ended
(amounts in thousands, except share and per share data)	March 31, 2023	June 30, 2023	September 30, 2023	December 31, 2023
Investment income	$377,622	$394,223	$399,022	$411,227
Net expenses	$199,763	$207,547	$208,969	$212,204
Net investment income (loss)	$177,859	$186,676	$190,053	$199,023
Net realized and unrealized gains (losses)	$23,983	$8,886	$16,885	$(10,053)
Increase (decrease) in net assets resulting from operations	$201,842	$195,562	$206,938	$188,970
Net asset value per share as of the end of the quarter	$15.15	$15.26	$15.40	$15.45
Earnings (losses) per share - basic and diluted	$0.52	$0.50	$0.53	$0.48

	For the three months ended
(amounts in thousands, except share and per share data)	March 31, 2022	June 30, 2022	September 30, 2022	December 31, 2022
Investment income	$264,159	$273,286	$314,053	$350,506
Net expenses	$141,803	$148,162	$167,279	$188,042
Net investment income (loss)	$122,356	$125,124	$146,774	$162,464
Net realized and unrealized gains (losses)	$(78,370)	$(160,070)	$118,653	$29,424
Increase (decrease) in net assets resulting from operations	$43,986	$(34,946)	$265,427	$191,888
Net asset value per share as of the end of the quarter	$14.88	$14.48	$14.85	$14.99
Earnings (losses) per share - basic and diluted	$0.11	$(0.09)	$0.67	$0.49

	For the three months ended
(amounts in thousands, except share and per share data)	March 31, 2021	June 30, 2021	September 30, 2021	December 31, 2021
Investment income	$221,573	$249,015	$269,191	$281,624
Net expenses	$118,918	$129,886	$138,692	$143,770
Net investment income (loss)	$102,655	$119,129	$130,499	$137,854
Net realized and unrealized gains (losses)	$55,190	$31,051	$12,352	$36,152
Increase (decrease) in net assets resulting from operations	$157,845	$150,180	$142,851	$174,006
Net asset value per share as of the end of the quarter	$14.82	$14.9	$14.95	$15.08
Earnings (losses) per share - basic and diluted	$0.40	$0.38	$0.36	$0.44
Income Taxes, Including Excise Taxes
We have elected to be treated as a RIC under Subchapter M of the Code, and we intend to operate in a manner so as to continue to qualify for the tax treatment applicable to RICs. To qualify for tax treatment as a RIC, we must, among other things, distribute to our shareholders in each taxable year generally at least 90% of our investment company taxable income, as defined by the Code, and net tax-exempt income for that taxable year. In addition, a RIC may, in certain cases, satisfy this distribution requirement by distributing dividends relating to a taxable year after the close of such taxable year under the “spillover dividend” provisions of subchapter M. As of December 31, 2023 we have generated undistributed taxable earnings “spillover” of $0.30 per share. The undistributed taxable earnings spillover will be carried forward toward distributions to be paid in accordance with RIC requirements. To maintain our tax treatment as a RIC, we, among other things, intend to make the requisite distributions to our shareholders, which generally relieves us from U.S. federal income taxes at corporate rates.
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
For the years ended December 31, 2023, 2022 and 2021, we recorded U.S. federal income tax expense/(benefit) of $12.8 million, $5.8 million and $4.0 million, respectively, including U.S. federal excise tax expense/(benefit) of $4.1 million, $0.6 million and $21.6 thousand respectively.

Certain of our consolidated subsidiaries are subject to U.S. federal and state income taxes. For the years ended December 31, 2023, 2022 and 2021, we recorded a current tax expense of $0.3 million, $5.2 million and $4.0 million, respectively. The income tax expense for our taxable consolidated subsidiaries will vary depending on the level of investment income earnings and realized gains from the exits of investments held by such taxable subsidiaries during the respective periods.
Net Unrealized Gains (Losses)
We fair value our portfolio investments quarterly and any changes in fair value are recorded as unrealized gains or losses. During the following periods, net unrealized gains (losses) were:

	For the Years Ended December 31,
($ in millions)	2023	2022	2021
Net change in unrealized gain (loss) on investments	$91.7	$(88.4)	$192.4
Income tax (provision) benefit	(4.6)	(4.0)	(8.6)
Net change in translation of assets and liabilities in foreign currencies	5.8	(2.1)	(4.0)
Net change in unrealized gain (loss)	$92.9	$(94.5)	$179.8
For the Years Ended December 31, 2023 and 2022
For the year ended December 31, 2023, the net unrealized gain was primarily driven by an increase in the fair value of certain debt investments and reversals of prior period unrealized losses that were realized during the year in connection with the restructuring of certain debt investments as compared to December 31, 2022. The ten largest contributors to the change in net unrealized gain (loss) on investments during the following period consisted of the following:

For the Year Ended December 31, 2023
Portfolio Company ($ in millions)	Net Change in Unrealized Gain (Loss)
Packaging Coordinators Midco, Inc.	$19.9
Blue Owl Capital Corporation Senior Loan Fund LLC(1)	19.7
Walker Edison Furniture Company LLC(1)(2)	18.2
Windows Entities	17.2
Eagle Infrastructure Services, LLC(1)(2)	12.3
Conair Holdings LLC	10.9
Aviation Solutions Midco, LLC (dba STS Aviation)	9.8
Valence Surface Technologies LLC	9.6
Remaining Portfolio Companies	31.0
PHM Netherlands Midco B.V. (dba Loparex)	(24.5)
H-Food Holdings, LLC	(32.4)
Total	$91.7
________
(1)Portfolio company is controlled, affiliated investment.
(2)Our investment in the portfolio company was restructured. See “ITEM 8. —Consolidated Financial Statements and Supplementary Information —Consolidated Schedule of Investments as of December 31, 2023 —Footnote 24.”

For the Years Ended December 31, 2022 and 2021
For the year ended December 31, 2022, the net unrealized loss was primarily driven by an decrease in the fair value of our debt investments as compared to December 31, 2021. As of December 31, 2022, the fair value of our debt investments as a percentage of principal was 97.0%, as compared to 98.2% as of December 31, 2021. The primary drivers of our portfolio’s unrealized loss were due to current market conditions. The ten largest contributors to the change in net unrealized gain (loss) on investments during the following period consisted of the following:

For the Year Ended December 31, 2022
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

For the Year Ended December 31, 2021
Portfolio Company ($ in millions)	Net Change in Unrealized Gain (Loss)
Wingspire Capital Holdings LLC(1)	$44.1
Windows Entities	32.6
Aviation Solutions Midco, LLC (dba STS Aviation)	14.9
CIBT Global, Inc.	13.9
Innovative Water Care Global Corporation	9.5
ABB/Con-cise Optical Group LLC	9.1
Entertainment Benefits Group, LLC	6.6
Blackhawk Network Holdings, Inc.	6.5
PS Operating Company LLC (fka QC Supply, LLC)(1)	6.1
Remaining Portfolio Companies	64.6
Norvax, LLC (dba GoHealth)	(15.5)
Total	$192.4

Net Realized Gains (Losses)
The table below presents the realized gains and losses on fully exited and partially exited portfolio companies during the following periods:

	For the Years Ended December 31,
($ in millions)	2023	2022	2021
Net realized gain (loss) on investments	$(52.0)	$5.1	$(46.3)
Net realized gain (loss) on foreign currency transactions	(1.2)	(1.0)	1.3
Net realized gain (loss)	$(53.2)	$4.1	$(45.0)
Realized Gross Internal Rate of Return
Since we began investing in 2016 through December 31, 2023, our exited investments have resulted in an aggregate cash flow realized gross internal rate of return to us of approximately 11% (based on total capital invested of $10.8 billion and total proceeds from these exited investments of $13.1 billion. Over sixty percent of these exited investments resulted in an aggregate cash flow realized gross internal rate of return (“IRR”) to us of 10% or greater.
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
We may from time to time enter into additional credit facilities, increase the size of our existing credit facilities, enter into additional debt securitization transactions, or issue additional debt securities. Any such incurrence or issuance would be subject to prevailing market conditions, our liquidity requirements, contractual and regulatory restrictions and other factors. In accordance with the 1940 Act, with certain limited exceptions, we are only allowed to incur borrowings, issue debt securities or issue preferred stock, if immediately after the borrowing or issuance, the ratio of total assets (less total liabilities other than indebtedness) to total indebtedness plus preferred stock, is at least 150%. Our current target ratio is 0.90x-1.25x. As of December 31, 2023, our weighted average total cost of debt was 5.5%. In addition, from time to time, we may seek to retire, repurchase, or exchange debt securities in open market purchases or by other means, including privately negotiated transactions, in each case dependent on market conditions, liquidity, contractual obligations, and other matters. The amounts involved in any such transactions, individually or in the aggregate, may be material.
As of December 31, 2023 and December 31, 2022, our asset coverage ratio was 183% and 179%, respectively. We seek to carefully consider our unfunded commitments for the purpose of planning our ongoing financial leverage. Further, we maintain sufficient borrowing capacity within the 150% asset coverage limitation to cover any outstanding unfunded commitments we are required to fund.
Cash and restricted cash as of December 31, 2023, taken together with our available debt, is expected to be sufficient for our investing activities and to conduct our operations in the near term. As of December 31, 2023, we had $1.4 billion available under our credit facilities.
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
As of December 31, 2023, we had $659.7 million in cash and restricted cash. During the year ended December 31, 2023, $1,135.6 million in cash was provided by operating activities, primarily as a result of sell downs and repayments of $2.9 billion offset by funding portfolio investments of $2.3 billion and other operating activity of $514.4 million. Lastly, cash used in financing activities was $921.0 million during the period, which was primarily the result of distributions paid of $613.4 million, debt issuance costs of $12.7 million, repurchases of common stock of $34.0 million, and net repayments on debt of $260.9 million.

Equity
Equity Issuances
There were no sales of our common stock during the years ended December 31, 2023 and 2022.
Distributions
The following tables present the distributions declared on shares of the Company’s common stock for the following periods:

	For the Years Ended December 31, 2023
Date Declared	Record Date	Payment Date	Distribution per Share
November 7, 2023	December 29, 2023	January 12, 2024	$0.35
November 7, 2023 (supplemental dividend)	November 30, 2023	December 15, 2023	$0.08
August 8, 2023	September 29, 2023	October 13, 2023	$0.33
August 8, 2023 (supplemental dividend)	August 31, 2023	September 15, 2023	$0.07
May 9, 2023	June 30, 2023	July 14, 2023	$0.33
May 9, 2023 (supplemental dividend)	May 31, 2023	June 15, 2023	$0.06
February 21, 2023	March 31, 2023	April 14, 2023	$0.33
February 21, 2023 (supplemental dividend)	March 3, 2023	March 17, 2023	$0.04

	For the Year Ended December 31, 2022
Date Declared	Record Date	Payment Date	Distribution per Share
November 1, 2022	December 30, 2022	January 13, 2023	$0.33
November 1, 2022 (supplemental dividend)	November 30, 2022	December 15, 2022	$0.03
August 2, 2022	September 30, 2022	November 15, 2022	$0.31
May 3, 2022	June 30, 2022	August 15, 2022	$0.31
February 23, 2022	March 31, 2022	May 13, 2022	$0.31

	For the Years Ended December 31, 2021
Date Declared	Record Date	Payment Date	Distribution per Share
November 2, 2021	December 31, 2021	January 31, 2022	$0.31
August 3, 2021	September 30, 2021	November 15, 2021	$0.31
May 5, 2021	June 30, 2021	August 13, 2021	$0.31
February 23, 2021	March 31, 2021	May 14, 2021	$0.31
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
The tables below present the shares distributed pursuant to the dividend reinvestment plan for the following periods:

	For the Year Ended December 31, 2023
Date Declared	Record Date	Payment Date	Shares
November 7, 2023 (supplemental dividend)	November 30, 2023	December 15, 2023	98,832	(1)
August 8, 2023	September 29, 2023	October 13, 2023	415,349	(1)
August 8, 2023 (supplemental dividend)	August 31, 2023	September 15, 2023	89,305	(1)
May 9, 2023	June 30, 2023	July 14, 2023	516,771	(1)
May 9, 2023 (supplemental dividend)	May 31, 2023	June 15, 2023	84,373	(1)
February 21, 2023	March 31, 2023	April 14, 2023	558,872	(1)
February 21, 2023 (supplemental dividend)	March 3, 2023	March 17, 2023	77,157	(1)
November 1, 2022	December 30, 2022	January 13, 2023	583,495	(1)
_______________
(1)Shares purchased in the open market in order to satisfy dividends reinvested under our dividend reinvestment program.

	For the Year Ended December 31, 2022
Date Declared	Record Date	Payment Date	Shares
November 1, 2022 (supplemental dividend)	November 30, 2022	December 15, 2022	51,018	(1)
August 2, 2022	September 30, 2022	November 15, 2022	616,214	(1)
May 3, 2022	June 30, 2022	August 15, 2022	886,113	(1)
February 23, 2022	March 31, 2022	May 15, 2022	830,764	(1)
November 2, 2021	December 31, 2021	January 31, 2022	814,084
_______________
(1)Shares purchased in the open market in order to satisfy dividends reinvested under our dividend reinvestment program.

	For the Year Ended December 31, 2021
Date Declared	Record Date	Payment Date	Shares
August 3, 2021	September 30, 2021	November 15, 2021	800,451
May 5, 2021	June 30, 2021	August 13, 2021	935,064
February 23, 2021	March 31, 2021	May 14, 2021	815,703
November 4, 2020	December 31, 2020	January 19, 2021	1,435,099

Stock Repurchase Programs
On November 3, 2020, the Board approved the 2020 Stock Repurchase Program (the “2020 Stock Repurchase Program”) under which we were authorized to repurchase up to $100 million of our outstanding common stock. Under the program, purchases were made at management’s discretion from time to time in open-market transactions, in accordance with all applicable securities laws and regulations. On November 2, 2021, the Board approved an extension to the 2020 Stock Repurchase Program and on November 2, 2022, the 2020 Stock Repurchase Program ended in accordance with its terms. For the period ended December 31, 2021, the agent had repurchased 186,150 shares of our common stock pursuant to the 2020 Stock Repurchase Program for approximately $2.6 million. For the period ended December 31, 2022, the agent had repurchased 757,926 shares of our common stock pursuant to the 2020 Stock Repurchase Program for approximately $10.0 million. For the following periods, repurchases under the 2020 Stock Repurchase Program were as follows:

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

On November 1, 2022, the Board approved a repurchase program (the “2022 Stock Repurchase Program”) under which we may repurchase up to $150 million of our outstanding common stock. Under the 2022 Stock Repurchase Program, purchases may be made at management’s discretion from time to time in open-market transactions, in accordance with all applicable securities laws and regulations. Unless extended by the Board, the 2022 Stock Repurchase Program will terminate 18-months from the date it was approved. For the period ended December 31, 2022, the agent had repurchased 1,346,326 shares of our common stock pursuant to the 2022 Stock Repurchase Program for approximately $15.9 million. For the period ended December 31, 2023, the agent had repurchased 2,743,812 shares of our common stock pursuant to the 2022 Stock Repurchase Program for approximately $34.1 million. For the following periods, repurchases under the 2022 Stock Repurchase Program were as follows:

Period ($ in millions, except share and per share amounts)	Total Number of Shares Repurchased	Average Price Paid per Share	Approximate Dollar Value of Shares that have been Purchased Under the Plans	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan
November 1, 2022 - November 30, 2022	—	$—	$—	$150.0
December 1, 2022 - December 31, 2022	1,346,326	$11.84	$15.9	134.1
	1,346,326		$15.9

Period ($ in millions, except share and per share amounts)(1)	Total Number of Shares Repurchased	Average Price Paid per Share	Approximate Dollar Value of Shares that have been Purchased Under the Plans	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan
January 1, 2023 - January 31, 2023	1,493,034	$12.19	$18.2	$115.9
February 1, 2023 - February 28, 2023	29,154	$12.98	$0.4	$115.5
March 1, 2023 - March 31, 2023	278,419	$12.61	$3.5	$112.0
April 1, 2023 - April 30, 2023	687,545	$12.65	$8.7	$103.3
May 1, 2023 - May 31, 2023	190,355	$12.53	$2.4	$100.9
June 1, 2023 - June 30, 2023	65,305	$13.50	$0.9	$100.0
Total	2,743,812		$34.1
________________
(1)No purchases were made from July 1, 2023 to December 31, 2023.

Debt
Aggregate Borrowings
The tables below present debt obligations as of the following periods:

	December 31, 2023
($ in thousands)	Aggregate Principal Committed	Outstanding Principal	Amount Available(1)	Net Carrying Value(2)
Revolving Credit Facility(3)(5)	$1,895,000	$419,045	$1,416,815	$401,075
SPV Asset Facility II	250,000	250,000	—	245,728
CLO I	276,607	276,607	—	274,213
CLO II	260,000	260,000	—	257,467
CLO III	260,000	260,000	—	258,324
CLO IV	292,500	292,500	—	288,184
CLO V	509,625	509,625	—	507,000
CLO VI	260,000	260,000	—	258,425
CLO VII	239,150	239,150	—	237,288
CLO X	260,000	260,000	—	258,126
2024 Notes(4)	400,000	400,000	—	395,942
2025 Notes	425,000	425,000	—	422,880
July 2025 Notes	500,000	500,000	—	497,118
2026 Notes	500,000	500,000	—	495,320
July 2026 Notes	1,000,000	1,000,000	—	987,597
2027 Notes(4)	500,000	500,000	—	454,017
2028 Notes	850,000	850,000	—	838,384
Total Debt	$8,677,882	$7,201,927	$1,416,815	$7,077,088
_______________
(1)The amount available reflects any collateral related limitations at the Company level related to each credit facility’s borrowing base.
(2)The carrying value of our Revolving Credit Facility, SPV Asset Facility II, CLO I, CLO II, CLO III, CLO IV, CLO V, CLO VI, CLO VII, CLO X, 2024 Notes, 2025 Notes, July 2025 Notes, 2026 Notes, July 2026 Notes, 2027 Notes and 2028 Notes are presented net of deferred financing costs of $18.0 million, $4.3 million, $2.4 million, $2.5 million, $1.7 million, $4.3 million, $2.6 million, $1.6 million, $1.9 million, $1.9 million, $0.6 million, $2.1 million, $2.9 million, $4.7 million, $12.4 million, $6.0 million and $11.6 million respectively.
(3)Includes the unrealized translation gain (loss) on borrowings denominated in foreign currencies.
(4)Inclusive of change in fair market value of effective hedge.
(5)The amount available is reduced by $59.1 million of outstanding letters of credit.

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
(5)The amount available is reduced by $44.8 million of outstanding letters of credit.
The table below presents the components of interest expense for the following periods:

	For the Years Ended December 31,
($ in thousands)	2023	2022	2021
Interest expense	$410,592	$273,134	$192,652
Amortization of debt issuance costs	26,849	30,076	25,721
Net change in unrealized gain (loss) on effective interest rate swaps and hedged items(1)	(1,135)	4,329	759
Total Interest Expense	$436,306	$307,539	$219,132
Average interest rate	5.5%	3.7%	3.0%
Average daily borrowings	$7,381,908	$7,254,857	$6,329,332
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
Revolving Credit Facility
On August 26, 2022, we entered into an Amended and Restated Senior Secured Revolving Credit Agreement (the “Revolving Credit Facility”), which amends and restates in its entirety that certain Senior Secured Revolving Credit Agreement, dated as of February 1, 2017 (as amended, restated, supplemented or otherwise modified prior to August 26, 2022). The parties to the Revolving Credit Facility include us, as Borrower, the lenders from time to time parties thereto and Truist Bank, as Administrative Agent. On November 17, 2023 (the “Facility First Amendment Date”), the parties to the Revolving Credit Facility entered into an amendment to the Revolving Credit Facility to, among other things, extend the availability period and maturity date for certain lenders. The following describes the terms of the Revolving Credit Facility amended through December 4, 2023.
The Revolving Credit Facility is guaranteed by certain domestic subsidiaries of ours in existence as of the Revolving Credit Facility First Amendment Date, and will be guaranteed by certain domestic subsidiaries of ours that are formed or acquired by us thereafter (collectively, the “Guarantors”). Proceeds of the Revolving Credit Facility may be used for general corporate purposes, including the funding of portfolio investments.
As of December 4, 2023, the maximum principal amount of the Revolving Credit Facility is $1.90 billion (increased from $1.85 billion to $1.90 billion on December 4, 2023), subject to availability under the borrowing base, which is based on the our portfolio investments and other outstanding indebtedness. Maximum capacity under the Revolving Credit Facility may be increased to $2.78 billion through our exercise of an uncommitted accordion feature through which existing and new lenders may, at their option, agree to provide additional financing. The Revolving Credit Facility includes a $200.0 million limit for swingline loans and is secured by a perfected first-priority interest in substantially all of the portfolio investments held by us and each Guarantor, subject to certain exceptions.
As of the Revolving Credit Facility First Amendment Date, the availability period under the Revolving Credit Facility will terminate on (a) September 3, 2024 with respect to $15.0 million of commitments, (b) August 26, 2026 with respect to $50.0 million of commitments and (c) November 17, 2027 with respect to the remaining commitments (each date a “Revolving Credit Facility Commitment Termination Date”). The Revolving Credit Facility will mature on (a) September 3, 2025 with respect to $15.0 million of commitments, (b) August 26, 2027 with respect to $50.0 million of commitments and (c) November 17, 2028 with respect to the remaining commitments (each date a “Revolving Credit Facility Maturity Date”). During the period from the earliest Revolving Credit Facility Commitment Termination Date to the latest Revolving Credit Facility Maturity Date, we will be obligated to make mandatory prepayments under the Revolving Credit Facility out of the proceeds of certain asset sales and other recovery events and equity and debt issuances.
We may borrow amounts in U.S. dollars or certain other permitted currencies. Amounts drawn under the Revolving Credit Facility with respect to the commitments in U.S. dollars maturing on November 17, 2028 will bear interest at either (i) term SOFR plus any applicable credit adjustment spread plus margin of either 1.875% per annum or, if the gross borrowing base is greater than or equal to the product of 1.60 and the combined debt amount, 1.75% per annum or (ii) the alternative base rate plus margin of either 0.875% per annum or, if the gross borrowing base is greater than or equal to the product of 1.60 and the combined debt amount, 0.75% per annum. Amounts drawn under the Revolving Credit Facility with respect to the commitments in U.S. dollars maturing on September 3, 2025 and August 26, 2027 will bear interest at either (i) term SOFR plus any applicable credit adjustment spread plus margin of 2.00% per annum or (ii) the alternative base rate plus margin of 1.00% per annum. With respect to loans denominated in U.S. dollars, we may elect either term SOFR or the alternative base rate at the time of drawdown, and such loans may be converted from one rate to another at any time at our option, subject to certain conditions. Amounts drawn under the Revolving Credit Facility with respect to the commitments in other permitted currencies maturing on November 17, 2028 will bear interest at the relevant rate specified therein (including any applicable credit adjustment spread) plus margin of either 1.875% per annum or, if the gross borrowing base is greater than or equal to the product of 1.60 and the combined debt amount, 1.75% per annum. Amounts drawn under the Revolving Credit Facility with respect to the commitments in other permitted currencies maturing on September 3, 2025 and August 26, 2027 will bear interest at the relevant rate specified therein (including any applicable credit adjustment spread) plus margin of 2.00% per annum. We will also pay a fee of 0.375% on daily undrawn amounts under the Revolving Credit Facility.
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
From time to time, we sell and contribute certain investments to ORCC Financing II pursuant to a sale and contribution agreement by and between us and ORCC Financing II. No gain or loss will be recognized as a result of the contribution. Proceeds from the SPV Asset Facility II will be used to finance the origination and acquisition of eligible assets by ORCC Financing II, including the purchase of such assets. We retain a residual interest in assets contributed to or acquired by ORCC Financing II through our ownership of ORCC Financing II. The maximum principal amount of the SPV Asset Facility II as of the SPV Asset Facility II Eighth Amendment Date is $250.0 million (which consists of $250.0 million of revolving commitments); the availability of this amount is subject to an overcollateralization ratio test, which is based on the value of ORCC Financing II’s assets from time to time, and satisfaction of certain conditions, including an interest coverage ratio test, certain concentration limits and collateral quality tests.
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
From time to time, we sold and contributed certain loan assets to ORCC Financing III pursuant to a Sale and Contribution Agreement by and between us and ORCC Financing III. No gain or loss was recognized as a result of the contribution. Proceeds from the SPV Asset Facility III were used to finance the origination and acquisition of eligible assets by ORCC Financing III, including the purchase of such assets from us. We retained a residual interest in assets contributed to or acquired by ORCC Financing III through our ownership of ORCC Financing III. The maximum principal amount of the SPV Asset Facility III was $250.0 million; the availability of this amount was subject to a borrowing base test, which was based on the value of ORCC Financing III’s assets from time to time, and satisfaction of certain conditions, including interest spread and weighted average coupon tests, certain concentration limits and collateral quality tests.
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
From time to time, we sold and contributed certain investments to ORCC Financing IV pursuant to a Sale and Contribution Agreement by and between us and ORCC Financing IV. The SPV Asset Facility IV was terminated on October 3, 2022 (the “SPV Asset Facility IV Termination Date”). No gain or loss was recognized as a result of the contribution. Proceeds from the SPV Asset Facility IV were used to finance the origination and acquisition of eligible assets by ORCC Financing IV, including the purchase of such assets from us. We retained a residual interest in assets contributed to or acquired by ORCC Financing IV through our ownership of ORCC Financing IV. The maximum principal amount of the SPV Asset Facility IV was $250.0 million; the availability of this amount was subject to an overcollateralization ratio test, which was based on the value of ORCC Financing IV’s assets from time to time, and satisfaction of certain conditions, including an interest coverage ratio test, certain concentration limits and collateral quality tests.
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
CLOs
CLO I
On May 28, 2019 (the “CLO I Closing Date”), we completed a $596.0 million term debt securitization transaction (the “CLO I Transaction”), also known as a collateralized loan obligation transaction, which is a form of secured financing incurred by us. The secured notes and preferred shares issued in the CLO I Transaction and the secured loan borrowed in the CLO I Transaction were issued and incurred, as applicable, by our consolidated subsidiaries Owl Rock CLO I, Ltd., an exempted company incorporated in the Cayman Islands with limited liability (the “CLO I Issuer”), and Owl Rock CLO I, LLC, a Delaware limited liability company (the “CLO I Co-Issuer” and together with the CLO I Issuer, the “CLO I Issuers”) and are backed by a portfolio of collateral obligations consisting of middle market loans and participation interests in middle market loans as well as by other assets of the CLO I Issuer. The following describes the terms of the CLO I Transaction as supplemented through June 28, 2023 (the “CLO I Indenture Supplement Date”).
In the CLO I Transaction the CLO I Issuers (A) issued the following notes pursuant to an indenture and security agreement dated as of the CLO I Closing Date (as supplemented by the supplemental indenture dated as of the CLO I Indenture Supplement Date by and among the CLO I Issuer, the CLO I Co-Issuer and State Street Bank and Trust Company, the “CLO I Indenture”), by and among the CLO I Issuers and State Street Bank and Trust Company: (i) $242.0 million of AAA(sf) Class A Notes, which bear interest at term SOFR (plus a spread adjustment) plus 1.80%, (ii) $30.0 million of AAA(sf) Class A-F Notes, which bear interest at a fixed rate of 4.165%, and (iii) $68.0 million of AA(sf) Class B Notes, which bear interest at term SOFR (plus a spread adjustment) plus 2.70% (together, the “CLO I Notes”) and (B) borrowed $50.0 million under floating rate loans (the “Class A Loans” and together with the CLO I Notes, the “CLO I Debt”), which bear interest at term SOFR (plus a spread adjustment) plus 1.80%, under a credit agreement (the “CLO I Credit Agreement”), dated as of the CLO I Closing Date, by and among the CLO I Issuers, as borrowers, various financial institutions, as lenders, and State Street Bank and Trust Company, as collateral trustee and loan agent. The Class A Loans may be exchanged by the lenders for Class A Notes at any time, subject to certain conditions under the CLO I Credit Agreement and the CLO I Indenture. The CLO I Debt is scheduled to mature on May 20, 2031. The CLO I Notes were privately placed by Natixis Securities Americas, LLC and SG Americas Securities, LLC.
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
The CLO I Debt is secured by all of the assets of the CLO I Issuer, which will consist primarily of middle market loans, participation interests in middle market loans, and related rights and the cash proceeds thereof. As part of the CLO I Transaction, we and ORCC Financing II LLC sold and contributed approximately $575.0 million par amount of middle market loans to the CLO I Issuer on the CLO I Closing Date. No gain or loss was recognized as a result of these sales and contributions. Such loans constituted the initial portfolio assets securing the CLO I Debt. We and ORCC Financing II LLC each made customary representations, warranties, and covenants to the CLO I Issuer regarding such sales and contributions under a loan sale agreement.

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
The CLO II Refinancing was executed by the issuance of the following classes of notes pursuant to an indenture and security agreement dated as of December 12, 2019 (such date, the “CLO II Closing Date,” and such agreement, the “CLO II Indenture”), as supplemented by the first supplemental indenture dated as of the CLO II Refinancing Date and as further supplemented by the second supplemental indenture dated as of the CLO II Refinancing Indenture Supplement Date by and among the CLO II Issuer, the CLO II Co-Issuer and State Street Bank And Trust Company, the “CLO II Refinancing Indenture”), by and among the CLO II Issuers and State Street Bank and Trust Company: (i) $204.0 million of AAA(sf) Class A-LR Notes, which bear interest at term SOFR (plus a spread adjustment) plus 1.55%, (ii) $20.0 million of AAA(sf) Class A-FR Notes, which bear interest at a fixed rate of 2.48% and (iii) $36.0 million of AA(sf) Class B-R Notes, which bear interest at term SOFR (plus a spread adjustment) plus 1.90% (together, the “CLO II Refinancing Debt”). The CLO II Refinancing Debt is secured by the middle market loans, participation interests in middle market loans and other assets of the CLO II Issuer. The CLO II Refinancing Debt is scheduled to mature on April 20, 2033. The CLO II Refinancing Debt was privately placed by Deutsche Bank Securities Inc. The proceeds from the CLO II Refinancing were used to redeem in full the classes of notes issued on the CLO II Closing Date.
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
150

CLO III
On March 26, 2020 (the “CLO III Closing Date”), we completed a $395.3 million term debt securitization transaction (the “CLO III Transaction”), also known as a collateralized loan obligation transaction, which is a form of secured financing incurred by us. The secured notes and preferred shares issued in the CLO III Transaction were issued by our consolidated subsidiaries Owl Rock CLO III, Ltd., an exempted company incorporated in the Cayman Islands with limited liability (the “CLO III Issuer”), and Owl Rock CLO III, LLC, a Delaware limited liability company (the “CLO III Co-Issuer” and together with the CLO III Issuer, the “CLO III Issuers”) and are backed by a portfolio of collateral obligations consisting of middle market loans and participation interests in middle market loans as well as by other assets of the CLO III Issuer. The following describes the terms of the CLO III Transaction as supplemented through July 18, 2023 (the “CLO III Indenture Supplement Date”).
The CLO III Transaction was executed by the issuance of the following classes of notes and preferred shares pursuant to an indenture and security agreement dated as of the CLO III Closing Date (as supplemented by the supplemental indenture dated as of the CLO III Indenture Supplement Date by and among the CLO III Issuer, the CLO III Co-Issuer and State Street Bank And Trust Company, the “CLO III Indenture”), by and among the CLO III Issuers and State Street Bank and Trust Company: (i) $166.0 million of AAA(sf) Class A-1L Notes, which bear interest at term SOFR (plus a spread adjustment) plus 1.80%, (ii) $40 million of AAA(sf) Class A-1F Notes, which bear interest at a fixed rate of 2.75%, (iii) $20.0 million of AAA(sf) Class A-2 Notes, which bear interest at term SOFR (plus a spread adjustment) plus 2.00%, and (iv) $34.0 million of AA(sf) Class B Notes, which bear interest at term SOFR (plus a spread adjustment) plus 2.45% (together, the “CLO III Debt”). The CLO III Debt is scheduled to mature on April 20, 2032. The CLO III Debt was privately placed by SG Americas Securities, LLC.
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
The CLO III Debt is secured by all of the assets of the CLO III Issuer, which will consist primarily of middle market loans, participation interests in middle market loans, and related rights and the cash proceeds thereof. As part of the CLO III Transaction, we and ORCC Financing IV LLC sold and contributed approximately $400.0 million par amount of middle market loans to the CLO III Issuer on the CLO III Closing Date. No gain or loss was recognized as a result of these sales and contributions. Such loans constituted the initial portfolio assets securing the CLO III Debt. Us and ORCC Financing IV LLC each made customary representations, warranties, and covenants to the CLO III Issuer regarding such sales and contributions under a loan sale agreement.
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
151

market loans as well as by other assets of the CLO IV Issuer. The following describes the terms of the CLO IV Refinancing as supplemented through July 18, 2023 (the “CLO IV Refinancing Indenture Supplement Date”).
The CLO IV Refinancing was executed by the issuance of the following classes of notes pursuant to an indenture and security agreement dated as of May 28, 2020 (such date, the “CLO IV Closing Date,” and such agreement, the “CLO IV Indenture”), as supplemented by the first supplemental indenture dated as of the CLO IV Refinancing Date and as further supplemented by the second supplemental indenture dated as of the CLO IV Refinancing Indenture Supplement Date) by and among the CLO IV Issuer, the CLO IV Co-Issuer and State Street Bank And Trust Company, the “CLO IV Refinancing Indenture”), by and among the CLO IV Issuers and State Street Bank and Trust Company: (i) $252.0 million of AAA(sf) Class A-1-R Notes, which bear interest at term SOFR (plus a spread adjustment) plus 1.60% and (ii) $40.5 million of AA(sf) Class A-2-R Notes, which bear interest at term SOFR (plus a spread adjustment) plus 1.90% (together, the “CLO IV Refinancing Secured Notes”). The CLO IV Refinancing Secured Notes are secured by the middle market loans, participation interests in middle market loans and other assets of the CLO IV Issuer. The CLO IV Refinancing Secured Notes are scheduled to mature on August 20, 2033. The CLO IV Refinancing Secured Notes were privately placed by Natixis Securities Americas LLC. The proceeds from the CLO IV Refinancing were used to redeem in full the classes of notes issued on the CLO IV Closing Date, to redeem a portion of the preferred shares of the CLO IV Issuer as described below and to pay expenses incurred in connection with the CLO IV Refinancing.
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
CLO V
On November 20, 2020 (the “CLO V Closing Date”), we completed a $345.5 million term debt securitization transaction (the “CLO V Transaction”), also known as a collateralized loan obligation transaction, which is a form of secured financing incurred by us. The secured notes and preferred shares issued in the CLO V Transaction were issued by our consolidated subsidiaries Owl Rock CLO V, Ltd., an exempted company incorporated in the Cayman Islands with limited liability (the “CLO V Issuer”), and Owl Rock CLO V, LLC, a Delaware limited liability company (the “CLO V Co-Issuer” and together with the CLO V Issuer, the “CLO V Issuers”) and are backed by a portfolio of collateral obligations consisting of middle market loans and participation interests in middle market loans as well as by other assets of the CLO V Issuer.
The CLO V Transaction was executed by the issuance of the following classes of notes and preferred shares pursuant to an indenture and security agreement dated as of the CLO V Closing Date (the “CLO V Indenture”), by and among the CLO V Issuers and State Street Bank and Trust Company: (i) $182.0 million of AAA(sf)/AAAsf Class A-1 Notes, which bear interest at three-month LIBOR plus 1.85% and (ii) $14.0 million of AAA(sf) Class A-2 Notes, which bear interest at three-month LIBOR plus 2.20% (together, the “CLO V Secured Notes”). The CLO V Secured Notes are secured by the middle market loans, participation interests in middle market loans and other assets of the CLO V Issuer. The CLO V Secured Notes are scheduled to mature on November 20, 2029. The CLO V Secured Notes were privately placed by Natixis Securities Americas LLC.
The CLO V Secured Notes were redeemed in the CLO V refinancing, described below.
Concurrently with the issuance of the CLO V Secured Notes, the CLO V Issuer issued approximately $149.5 million of subordinated securities in the form of 149,450 preferred shares at an issue price of U.S.$1,000 per share (the “CLO V Preferred Shares”). The CLO V Preferred Shares were issued by the CLO V Issuer as part of its issued share capital and are not secured by the
152

collateral securing the CLO V Secured Notes. We own all of the outstanding CLO V Preferred Shares, and as such, these securities are eliminated in consolidation. We acted as retention holder in connection with the CLO V Transaction for the purposes of satisfying certain U.S. and European Union regulations requiring sponsors of securitization transactions to retain exposure to the performance of the securitized assets and as such was required to retain a portion of the CLO V Preferred Shares, while the CLO V Secured Notes were outstanding.
As part of the CLO V Transaction, we entered into a loan sale agreement with the CLO V Issuer dated as of the CLO V Closing Date, which provided for the sale and contribution of approximately $201.8 million par amount of middle market loans to the CLO V Issuer on the CLO V Closing Date and for future sales to the CLO V Issuer on an ongoing basis. Such loans constituted part of the initial portfolio of assets securing the CLO V Secured Notes. The remainder of the initial portfolio assets securing the CLO V Secured Notes consisted of approximately $84.7 million par amount of middle market loans purchased by the CLO V Issuer from ORCC Financing II LLC, our wholly-owned subsidiary, under an additional loan sale agreement executed on the CLO V Closing Date between the Issuer and ORCC Financing II LLC. No gain or loss was recognized as a result of these sales and contributions. We and ORCC Financing II LLC each made customary representations, warranties, and covenants to the Issuer under the applicable loan sale agreement.
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
On the CLO V Closing Date, the CLO V Issuer entered into a loan sale agreement with us, which provided for the sale and contribution of approximately $201.8 million par amount of middle market loans from us to the CLO V Issuer on the CLO V Closing Date and for future sales from us to the CLO V Issuer on an ongoing basis. As part of the CLO V Refinancing, we and the CLO V Refinancing Issuer, as the successor to the CLO V Issuer, entered into an amended and restated loan sale agreement with us dated as of the CLO V Refinancing Date, pursuant to which the CLO V Refinancing Issuer assumed all ongoing obligations of the CLO V Issuer under the original agreement and we sold and contributed approximately $275.7 million par amount middle market loans to the CLO V Refinancing Issuer on the CLO V Refinancing Date and provides for future sales from us to the CLO V Refinancing Issuer on an ongoing basis. Such loans constituted part of the portfolio of assets securing the CLO V Refinancing Secured Notes. A portion of the of the portfolio assets securing the CLO V Refinancing Secured Notes consists of middle market loans purchased by the CLO V
153

Issuer from ORCC Financing II LLC, a wholly-owned subsidiary of ours, under an additional loan sale agreement executed on the CLO V Closing Date between the CLO V Issuer and ORCC Financing II LLC and which the CLO V Refinancing Issuer and ORCC Financing II LLC amended and restated on the CLO V Refinancing Date in connection with the refinancing. No gain or loss was recognized as a result of these sales and contributions. We and ORCC Financing II LLC each made customary representations, warranties, and covenants to the CLO V Refinancing Issuer under the applicable loan sale agreement.
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
CLO VI
On May 5, 2021 (the “CLO VI Closing Date”), we completed a $397.8 million term debt securitization transaction (the “CLO VI Transaction”), also known as a collateralized loan obligation transaction, which is a form of secured financing incurred by us. The secured notes and preferred shares issued in the CLO VI Transaction were issued by our consolidated subsidiaries Owl Rock CLO VI, Ltd., an exempted company incorporated in the Cayman Islands with limited liability (the “CLO VI Issuer”), and Owl Rock CLO VI, LLC, a Delaware limited liability company (the “CLO VI Co-Issuer” and together with the CLO VI Issuer, the “CLO VI Issuers”) and are backed by a portfolio of collateral obligations consisting of middle market loans and participation interests in middle market loans as well as by other assets of the CLO VI Issuer. The following describes the terms of the CLO VI Transaction as supplemented through July 18, 2023 (the “CLO VI Indenture Supplement Date”).
The CLO VI Transaction was executed by the issuance of the following classes of notes and preferred shares pursuant to an indenture and security agreement dated as of the CLO VI Closing Date (as supplemented by the supplemental indenture dated as of the CLO VI Indenture Supplement Date by and among the CLO VI Issuer, the CLO VI Co-Issuer and State Street Bank And Trust Company, the “CLO VI Indenture”), by and among the CLO VI Issuers and State Street Bank and Trust Company: (i) $224.0 million of AAA(sf) Class A Notes, which bear interest at term SOFR (plus a spread adjustment) plus 1.45%, (ii) $26.0 million of AA(sf) Class B-1 Notes, which bear interest at term SOFR (plus a spread adjustment) plus 1.75% and (iii) $10.0 million of AA(sf) Class B-F Notes, which bear interest at a fixed rate of 2.83% (together, the “CLO VI Secured Notes”). The CLO VI Secured Notes are secured by the middle market loans, participation interests in middle market loans and other assets of the CLO VI Issuer. The CLO VI Secured Notes are scheduled to mature on June 21, 2032. The CLO VI Secured Notes were privately placed by SG Americas Securities, LLC.
Concurrently with the issuance of the CLO VI Secured Notes, the CLO VI Issuer issued approximately $137.8 million of subordinated securities in the form of 137,775 preferred shares at an issue price of U.S.$1,000 per share (the “CLO VI Preferred Shares”). The CLO VI Preferred Shares were issued by the CLO VI Issuer as part of its issued share capital and are not secured by the collateral securing the CLO VI Secured Notes. We purchased all of the CLO VI Preferred Shares, and as such, these securities are eliminated in consolidation. We will act as retention holder in connection with the CLO VI Transaction for the purposes of satisfying certain U.S., United Kingdom and European Union regulations requiring sponsors of securitization transactions to retain exposure to the performance of the securitized assets and as such is required to retain a portion of the CLO VI Preferred Shares.
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
154

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
CLO VII
On July 26, 2022 (the “CLO VII Closing Date”), we completed a $350.5 million term debt securitization transaction (the “CLO VII Transaction”), also known as a collateralized loan obligation transaction, which is a form of secured financing incurred by us. The secured notes and preferred shares issued in the CLO VII Transaction and the secured loan borrowed in the CLO VII Transaction were issued and incurred, as applicable, by the our consolidated subsidiary Owl Rock CLO VII, LLC, a limited liability organized under the laws of the State of Delaware (the “CLO VII Issuer”) and are backed by a portfolio of collateral obligations consisting of middle market loans and participation interests in middle market loans as well as by other assets of the CLO VII Issuer.
The CLO VII Transaction was executed by (A) the issuance of the following classes of notes and preferred shares pursuant to an indenture and security agreement dated as of the CLO VII Closing Date (the “CLO VII Indenture”), by and among the CLO VII Issuer and State Street Bank and Trust Company: (i) $48.0 million of AAA(sf) Class A-1 Notes, which bear interest at three-month term SOFR plus 2.10%, (ii) $24.0 million of AAA(sf) Class A-2 Notes, which bear interest at 5.00%, (iii) $6.0 million of AA(sf) Class B-1 Notes, which bear interest at three-month term SOFR plus 2.85% and (iv) $26.2 million of AA(sf) Class B-2 Notes, which bear interest at 5.71% and (v) $10.0 million of A(sf) Class C Notes, which bear interest at 6.86% (together, the “CLO VII Secured Notes”) and (B) the borrowing by the CLO VII Issuer of $75.0 million under floating rate Class A-L1 loans (the “CLO VII Class A-L1 Loans”) and $50.0 million under floating rate Class A-L2 loans (the “CLO VII Class A-L2 Loans” and together with the CLO VII Class A-L1 Loans and the CLO VII Secured Notes, the “CLO VII Debt”). The CLO VII Class A-L1 Loans and the CLO VII Class A-L2 Loans bear interest at three-month term SOFR plus 2.10%. The CLO VII Class A-L1 Loans were borrowed under a credit agreement (the “CLO VII A-L1 Credit Agreement”), dated as of the CLO VII Closing Date, by and among the CLO VII Issuer, as borrower, various financial institutions, as lenders, and State Street Bank and Trust Company, as collateral trustee and loan agent and the CLO VII Class A-L2 Loans were borrowed under a credit agreement (the “CLO VII A-L2 Credit Agreement”), dated as of the CLO VII Closing Date, by and among the CLO VII Issuer, as borrower, various financial institutions, as lenders, and State Street Bank and Trust Company, as collateral trustee and loan agent. The CLO VII Debt is secured by middle market loans, participation interests in middle market loans and other assets of the CLO VII Issuer. The CLO VII Debt is scheduled to mature on July 20, 2033. The CLO VII Secured Notes were privately placed by SG Americas Securities, LLC as Initial Purchaser.
Concurrently with the issuance of the CLO VII Secured Notes and the borrowing under the CLO VII Class A-L1 Loans and CLO VII Class A-L2 Loans, the CLO VII Issuer issued approximately $111.3 million of subordinated securities in the form of 111,320 preferred shares at an issue price of U.S.$1,000 per share (the “CLO VII Preferred Shares”). The CLO VII Preferred Shares were issued by the CLO VII Issuer as part of its issued share capital and are not secured by the collateral securing the CLO VII Debt. we purchased all of the CLO VII Preferred Shares. We act as retention holder in connection with the CLO VII Transaction for the purposes of satisfying certain U.S. and European Union regulations requiring sponsors of securitization transactions to retain exposure to the performance of the securitized assets and as such is required to retain a portion of the CLO VII Preferred Shares.
As part of the CLO VII Transaction, we entered into a loan sale agreement with the CLO VII Issuer dated as of the CLO VII Closing Date, which provided for the sale and contribution of approximately $255.5 million par amount of middle market loans from us to the CLO VII Issuer on the CLO VII Closing Date and for future sales from us to the CLO VII Issuer on an ongoing basis. Such loans constituted part of the initial portfolio of assets securing the CLO VII Debt. The remainder of the initial portfolio assets securing the CLO VII Debt consisted of approximately $93.3 million par amount of middle market loans purchased by the CLO VII Issuer from ORCC Financing IV LLC, a wholly-owned subsidiary of ours, under an additional loan sale agreement executed on the CLO VII Closing Date between the CLO VII Issuer and ORCC Financing IV LLC. No gain or loss was recognized as a result of these sales and contributions. We and ORCC Financing IV LLC each made customary representations, warranties, and covenants to the CLO VII Issuer under the applicable loan sale agreement.
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
155

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
The CLO X Transaction was executed by the issuance of the following classes of notes and preferred shares pursuant to an indenture and security agreement dated as of the CLO X Closing Date (the “CLO X Indenture”), by and among the CLO X Issuer and State Street Bank and Trust Company: (i) $228.0 million of AAA(sf) Class A Notes, which bear interest at three-month term SOFR plus 2.45% and (ii) $32.0 million of AA(sf) Class B Notes, which bear interest at three-month term SOFR plus 3.60% (together, the “CLO X Secured Notes”). The Secured Notes are secured by middle market loans, participation interests in middle market loans and other assets of the CLO X Issuer. The CLO X Secured Notes are scheduled to mature on April 20, 2035. The CLO X Secured Notes were privately placed by Deutsche Bank Securities Inc. as Initial Purchaser.
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
156

Unsecured Notes
On December 14, 2023, we entered into an agreement of removal, appointment and acceptance (the “Tripartite Agreement”), with Computershare Trust Company, N.A., as successor to Wells Fargo Bank, National Association (the “Retiring Trustee”) and Deutsche Bank Trust Company Americas (the “Successor Trustee”), with respect to the Indenture,dated April 10, 2019 between us and the Retiring Trustee (the “Base Indenture”), the first supplemental indenture, dated April 10, 2019 (the “First Supplemental Indenture”) between us and the Retiring Trustee, the second supplemental indenture, dated October 8, 2019 (the “Second Supplemental Indenture”) between us and the Retiring Trustee, the third supplemental indenture, dated January 22, 2020 (the “Third Supplemental Indenture”) between us and the Retiring Trustee, the Fourth Supplemental Indenture, dated July 23, 2020 (the “Fourth Supplemental Indenture”) between us and the Retiring Trustee, the Fifth Supplemental Indenture, dated December 8, 2020 (the “Fifth Supplemental Indenture”) between us and the Retiring Trustee, the Sixth Supplemental Indenture, dated April 26, 2021 (the “Sixth Supplemental Indenture”) between us and the Retiring Trustee, and the Seventh Supplemental Indenture, dated June 11, 2021 (the “Seventh Supplemental Indenture” and together with the Base Indenture, the First Supplemental Indenture, the Second Supplemental Indenture, the Third Supplemental Indenture, the Fourth Supplemental Indenture, the Fifth Supplemental Indenture, and the Sixth Supplemental Indenture, the “Indenture”) between us and the Retiring Trustee.
The Tripartite Agreement provides that, effective as of the date thereof, (1) the Retiring Trustee assigns, transfers, delivers and confirms to the Successor Trustee all of its rights, title and interest under the Indenture and all of the rights, power, trusts and duties as trustee, security registrar, paying agent, authenticating agent and depositary custodian under the Indenture; and (2) the Successor Trustee accepts its appointment as successor trustee, security registrar, paying agent, authenticating agent and depositary custodian under the Indenture, and accepts the rights, indemnities, protections, powers, trust and duties of or afforded to Retiring Trustee as trustee, security registrar, paying agent, authenticating agent and depositary custodian under the Indenture. The Successor Trustee’s appointment in its capacities as paying agent and security registrar became effective on December 29, 2023.
2023 Notes
On December 21, 2017, we entered into a Note Purchase Agreement governing the issuance of $150.0 million in aggregate principal amount of unsecured notes (the “2023 Notes”) to institutional investors in a private placement. The issuance of $138.5 million of the 2023 Notes occurred on December 21, 2017, and $11.5 million of the 2023 Notes were issued in January 2018. The 2023 Notes had a fixed interest rate of 4.75% and were due on June 21, 2023. Interest on the 2023 Notes was due and ranked semiannually. This interest rate was subject to increase (up to a maximum interest rate of 5.50%) in the event that, subject to certain exceptions, the 2023 Notes ceased to have an investment grade rating. We were obligated to offer to repay the 2023 Notes at par if certain change in control events occur. The 2023 Notes were general unsecured obligations of ours and ranked pari passu with all outstanding and future unsecured unsubordinated indebtedness issued by us.
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
The 2023 Notes were offered in reliance on Section 4(a)(2) of the Securities Act. In connection with the offering of the 2023 Notes, on December 21, 2017, we entered into a centrally cleared interest rate swap. The notional amount of the interest rate swap was $150.0 million. We received fixed rate interest semi-annually at 4.75% and paid variable rate interest monthly based on 1-month LIBOR plus 2.545%. The interest rate swap matured on December 21, 2021, and therefore, for the years ended December 31, 2023 and 2022, we did not make any periodic payments. For the year ended December 31, 2021, we made periodic payments of $4.0 million.The interest expense related to the 2023 Notes is equally offset by the proceeds received from the interest rate swap. The swap adjusted interest expense is included as a component of interest expense on our Consolidated Statements of Operations. Depending on the nature of the balance at period end, the fair value of the interest rate swap is either included as a component of accrued expenses and other liabilities or prepaid expenses and other assets on our Consolidated Statements of Assets and Liabilities. The change in fair value of the interest rate swap is offset by the change in fair value of the 2023 Notes, with the remaining difference included as a component of interest expense on the Consolidated Statements of Operations.
On November 23, 2021, we caused notice to be issued to the holders of the 2023 Notes regarding our exercise of the option to redeem in full all $150.0 million in aggregate principal amount of the 2023 Notes at 100% of their principal amount, plus the accrued and unpaid interest thereon through, but excluding, the redemption date, December 23, 2021. On December 23, 2021, we redeemed in full all $150.0 million in aggregate principal amount of the 2023 Notes at 100% of their principal amount, plus the accrued and unpaid interest thereon through, but excluding, December 23, 2021.

157

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
In connection with the issuance of the 2024 Notes, on April 10, 2019 we entered into centrally cleared interest rate swaps. The notional amount of the interest rate swaps is $400.0 million. We will receive fixed rate interest at 5.25% and pay variable rate interest based on six-month SOFR (plus a spread adjustment) plus 3.051%. The interest rate swaps mature on April 10, 2024. For the years ended December 31, 2023, 2022 and 2021 we made periodic payments of $15.5 million, $5.6 million and $8.7 million, respectively. The interest expense related to the 2024 Notes is equally offset by the proceeds received from the interest rate swaps. The swap adjusted interest expense is included as a component of interest expense on our Consolidated Statements of Operations. As of December 31, 2023 and December 31, 2022, the interest rate swap had a fair value of $(3.6) million and $(13.1) million, respectively. Depending on the nature of the balance at period end, the fair value of the interest rate swap is either included as a component of accrued expenses and other liabilities or prepaid expenses and other assets on our Consolidated Statements of Assets and Liabilities. The change in fair value of the interest rate swap is offset by the change in fair value of the 2024 Notes, with the remaining difference included as a component of interest expense on the Consolidated Statements of Operations. For further details, see “ITEM 1. – Notes to Consolidated Financial Statements – Note 6. Debt.”
2025 Notes
On October 8, 2019, we issued $425.0 million aggregate principal amount of notes that mature on March 30, 2025 (the “2025 Notes”). The 2025 Notes bear interest at a rate of 4.00% per year, payable semi-annually on March 30 and September 30 of each year, commencing on March 30, 2020. We may redeem some or all of the 2025 Notes at any time, or from time to time, at a redemption price equal to the greater of (1) 100% of the principal amount of the 2025 Notes to be redeemed or (2) the sum of the present values of the remaining scheduled payments of principal and interest (exclusive of accrued and unpaid interest to the date of redemption) on the 2025 Notes to be redeemed, discounted to the redemption date on a semi-annual basis (assuming a 360-day year consisting of twelve 30-day months) using the applicable Treasury Rate plus 40 basis points, plus, in each case, accrued and unpaid interest to the redemption date; provided, however, that if we redeem any 2025 Notes on or after February 28, 2025 (the date falling one month prior to the maturity date of the 2025 Notes), the redemption price for the 2025 Notes will be equal to 100% of the principal amount of the 2025 Notes to be redeemed, plus accrued and unpaid interest, if any, to, but excluding, the date of redemption. For further details, see “ITEM 1. – Notes to Consolidated Financial Statements – Note 6. Debt.”
July 2025 Notes
On January 22, 2020, we issued $500.0 million aggregate principal amount of notes that mature on July 22, 2025 (the “July 2025 Notes”). The July 2025 Notes bear interest at a rate of 3.75% per year, payable semi-annually on January 22 and July 22, of each year, commencing on July 22, 2020. We may redeem some or all of the July 2025 Notes at any time, or from time to time, at a redemption price equal to the greater of (1) 100% of the principal amount of the July 2025 Notes to be redeemed or (2) the sum of the present values of the remaining scheduled payments of principal and interest (exclusive of accrued and unpaid interest to the date of redemption) on the July 2025 Notes to be redeemed, discounted to the redemption date on a semi-annual basis (assuming a 360-day year consisting of twelve 30-day months) using the applicable Treasury Rate plus 35 basis points, plus, in each case, accrued and unpaid interest to the redemption date; provided, however, that if we redeem any July 2025 Notes on or after June 22, 2025 (the date falling one month prior to the maturity date of the 2025 Notes), the redemption price for the July 2025 Notes will be equal to 100% of the principal amount of the July 2025 Notes to be redeemed, plus accrued and unpaid interest, if any, to, but excluding, the date of redemption. For further details, see “ITEM 1. – Notes to Consolidated Financial Statements – Note 6. Debt.”

158

2026 Notes
On July 23, 2020, we issued $500.0 million aggregate principal amount of notes that mature on January 15, 2026 (the “2026 Notes”). The 2026 Notes bear interest at a rate of 4.25% per year, payable semi-annually on January 15 and July 15 of each year, commencing on January 15, 2021. We may redeem some or all of the 2026 Notes at any time, or from time to time, at a redemption price equal to the greater of (1) 100% of the principal amount of the 2026 Notes to be redeemed or (2) the sum of the present values of the remaining scheduled payments of principal and interest (exclusive of accrued and unpaid interest to the date of redemption) on the 2026 Notes to be redeemed, discounted to the redemption date on a semi-annual basis (assuming a 360-day year consisting of twelve 30-day months) using the applicable Treasury Rate plus 50 basis points, plus, in each case, accrued and unpaid interest to the redemption date; provided, however, that if we redeem any 2026 Notes on or after December, 15 2025 (the date falling one month prior to the maturity date of the 2026 Notes), the redemption price for the 2026 Notes will be equal to 100% of the principal amount of the 2026 Notes to be redeemed, plus accrued and unpaid interest, if any, to, but excluding, the date of redemption. For further details, see “ITEM 1. – Notes to Consolidated Financial Statements – Note 6. Debt.”
July 2026 Notes
On December 8, 2020, we issued $1.00 billion aggregate principal amount of notes that mature on July 15, 2026 (the “July 2026 Notes”). The July 2026 Notes bear interest at a rate of 3.40% per year, payable semi-annually on January 15 and July 15 of each year, commencing on July 15, 2021. We may redeem some or all of the July 2026 Notes at any time, or from time to time, at a redemption price equal to the greater of (1) 100% of the principal amount of the July 2026 Notes to be redeemed or (2) the sum of the present values of the remaining scheduled payments of principal and interest (exclusive of accrued and unpaid interest to the date of redemption) on the July 2026 Notes to be redeemed, discounted to the redemption date on a semi-annual basis (assuming a 360-day year consisting of twelve 30-day months) using the applicable Treasury Rate plus 50 basis points, plus, in each case, accrued and unpaid interest to the redemption date; provided, however, that if we redeem any July 2026 Notes on or after June 15, 2026 (the date falling one month prior to the maturity date of the July 2026 Notes), the redemption price for the July 2026 Notes will be equal to 100% of the principal amount of the July 2026 Notes to be redeemed, plus accrued and unpaid interest, if any, to, but excluding, the date of redemption. For further details, see “ITEM 1. – Notes to Consolidated Financial Statements – Note 6. Debt."
2027 Notes
On April 26, 2021, we issued $500.0 million aggregate principal amount of notes that mature on January 15, 2027 (the “2027 Notes”). The 2027 Notes bear interest at a rate of 2.625% per year, payable semi-annually on January 15 and July 15, of each year, commencing on July 15, 2021. We may redeem some or all of the 2027 Notes at any time, or from time to time, at a redemption price equal to the greater of (1) 100% of the principal amount of the 2027 Notes to be redeemed or (2) the sum of the present values of the remaining scheduled payments of principal and interest (exclusive of accrued and unpaid interest to the date of redemption) on the 2027 Notes to be redeemed, discounted to the redemption date on a semi-annual basis (assuming a 360-day year consisting of twelve 30-day months) using the applicable Treasury Rate plus 30 basis points, plus, in each case, accrued and unpaid interest to the redemption date; provided, however, that if we redeem any 2027 Notes on or after December 15, 2026 (the date falling one month prior to the maturity date of the 2027 Notes), the redemption price for the 2027 Notes will be equal to 100% of the principal amount of the 2027 Notes to be redeemed, plus accrued and unpaid interest, if any, to, but excluding, the date of redemption.
In connection with the issuance of the 2027 Notes, on April 26, 2021 we entered into centrally cleared interest rate swaps. The notional amount of the interest rate swaps is $500.0 million. We will receive fixed rate interest at 2.625% and pay variable rate interest based on six-month SOFR (plus a spread adjustment) plus 1.769%. The interest rate swaps mature on January 15, 2027. For the years ended December 31, 2023, 2022 and 2021, we made periodic payments of $15.8 million, $3.1 million and $0.9 million, respectively. The interest expense related to the 2027 Notes is equally offset by the proceeds received from the interest rate swaps. The swap adjusted interest expense is included as a component of interest expense on our Consolidated Statements of Operations. As of December 31, 2023 and 2022, the interest rate swap had a fair value of $(42.1) million and $(56.4) million, respectively. Depending on the nature of the balance at period end, the fair value of the interest rate swap is either included as a component of accrued expenses and other liabilities or prepaid expenses and other assets on our Consolidated Statements of Assets and Liabilities. The change in fair value of the interest rate swap is offset by the change in fair value of the 2027 Notes, with the remaining difference included as a component of interest expense on the Consolidated Statements of Operations. For further details, see “ITEM 1. – Notes to Consolidated Financial Statements – Note 6. Debt.”

159

2028 Notes
On June 11, 2021, we issued $450.0 million aggregate principal amount of notes that mature on June 11, 2028 and on August 17, 2021, we issued an additional $400.0 million aggregate principal amount of our 2.875% notes due 2028 (together, the “2028 Notes”). The 2028 Notes bear interest at a rate of 2.875% per year, payable semi-annually on June 11 and December 11, of each year, commencing on December 11, 2021. We may redeem some or all of the 2028 Notes at any time, or from time to time, at a redemption price equal to the greater of (1) 100% of the principal amount of the 2028 Notes to be redeemed or (2) the sum of the present values of the remaining scheduled payments of principal and interest (exclusive of accrued and unpaid interest to the date of redemption) on the 2028 Notes to be redeemed, discounted to the redemption date on a semi-annual basis (assuming a 360-day year consisting of twelve 30-day months) using the applicable Treasury Rate plus 30 basis points, plus, in each case, accrued and unpaid interest to the redemption date; provided, however, that if we redeem any 2028 Notes on or after April 11, 2028 (the date falling two months prior to the maturity date of the 2028 Notes), the redemption price for the 2028 Notes will be equal to 100% of the principal amount of the 2028 Notes to be redeemed, plus accrued and unpaid interest, if any, to, but excluding, the date of redemption. For further details, see “ITEM 1. – Notes to Consolidated Financial Statements – Note 6. Debt.”
160

Off-Balance Sheet Arrangements
Portfolio Company Commitments
From time to time, we may enter into commitments to fund investments. The table below presents our outstanding commitments to fund investments in current portfolio companies as of the following periods:

Company ($ in thousands)	Investment	December 31, 2023	December 31, 2022
3ES Innovation Inc. (dba Aucerna)	First lien senior secured revolving loan	$1,343	$2,193
AAM Series 1.1 Rail and Domestic Intermodal Feeder, LLC	LLC Interest	5,324	45,000
AAM Series 2.1 Aviation Feeder, LLC	LLC Interest	309	43,432
ABB/Con-cise Optical Group LLC	First lien senior secured revolving loan	—	354
Accela, Inc.	First lien senior secured revolving loan	—	3,000
Adenza Group, Inc.	First lien senior secured delayed draw term loan	—	8,331
Adenza Group, Inc.	First lien senior secured revolving loan	—	18,227
Allied Benefit Systems Intermediate LLC	First lien senior secured delayed draw term loan	155	—
AmeriLife Holdings LLC	First lien senior secured delayed draw term loan	183	61
AmeriLife Holdings LLC	First lien senior secured revolving loan	91	91
AmSpec Group, Inc. (fka AmSpec Services Inc.)	First lien senior secured revolving loan	—	11,388
Anaplan, Inc.	First lien senior secured revolving loan	9,722	9,722
Apex Service Partners, LLC	First lien senior secured delayed draw term loan	4,807	—
Apex Service Partners, LLC	First lien senior secured revolving loan	1,895	19
Apptio, Inc.	First lien senior secured revolving loan	—	1,112
Aramsco, Inc.	First lien senior secured revolving loan	—	6,703
Arctic Holdco, LLC (dba Novvia Group)	First lien senior secured delayed draw term loan	7,500	—
Armstrong Bidco Limited (dba The Access Group)	First lien senior secured delayed draw term loan	—	273
Ascend Buyer, LLC (dba PPC Flexible Packaging)	First lien senior secured revolving loan	377	565
Associations, Inc.	First lien senior secured delayed draw term loan	412	45,792
Associations, Inc.	First lien senior secured revolving loan	21,290	32,923
Aurelia Netherlands Midco 2 B.V.	First lien senior secured EUR delayed draw term loan	27,804	—
Aurelia Netherlands Midco 2 B.V.	First lien senior secured NOK delayed draw term loan	29,096	—
Aurelia Netherlands Midco 2 B.V.	First lien senior secured EUR revolving loan	3,089	—
Bamboo US BidCo LLC	First lien senior secured delayed draw term loan	716	—
Bamboo US BidCo LLC	First lien senior secured revolving loan	1,026	—
Bayshore Intermediate #2, L.P. (dba Boomi)	First lien senior secured revolving loan	5,531	4,607
BCPE Osprey Buyer, Inc. (dba PartsSource)	First lien senior secured delayed draw term loan	25,500	28,014
BCPE Osprey Buyer, Inc. (dba PartsSource)	First lien senior secured revolving loan	8,167	11,855
BCTO BSI Buyer, Inc. (dba Buildertrend)	First lien senior secured revolving loan	8,036	8,036
Blast Bidco Inc. (dba Bazooka Candy Brands)	First lien senior secured revolving loan	3,448	—
Blend Labs, Inc.	First lien senior secured revolving loan	—	7,500
BP Veraison Buyer, LLC (dba Sun World)	First lien senior secured delayed draw term loan	—	29,054
BP Veraison Buyer, LLC (dba Sun World)	First lien senior secured revolving loan	8,716	8,716
BradyIFS Holdings, LLC (fka Individual Foodservice Holdings, LLC)	First lien senior secured delayed draw term loan	11,801	—
BradyIFS Holdings, LLC (fka Individual Foodservice Holdings, LLC)	First lien senior secured revolving loan	12,026	21,567
Brightway Holdings, LLC	First lien senior secured revolving loan	1,737	3,158
Catalis Intermediate, Inc. (fka GovBrands Intermediate, Inc.)	First lien senior secured delayed draw term loan	—	1,111
Catalis Intermediate, Inc. (fka GovBrands Intermediate, Inc.)	First lien senior secured revolving loan	520	79
Circana Group, L.P. (fka The NPD Group, L.P.)	First lien senior secured revolving loan	1,238	1,329
CivicPlus, LLC	First lien senior secured revolving loan	1,781	2,698
Coupa Holdings, LLC	First lien senior secured delayed draw term loan	70	—
Coupa Holdings, LLC	First lien senior secured revolving loan	54	—
161

Company ($ in thousands)	Investment	December 31, 2023	December 31, 2022
Crewline Buyer, Inc. (dba New Relic)	First lien senior secured revolving loan	11,063	—
Delinea Buyer, Inc. (f/k/a Centrify)	First lien senior secured revolving loan	6,817	—
Denali BuyerCo, LLC (dba Summit Companies)	First lien senior secured delayed draw term loan	—	1,719
Denali BuyerCo, LLC (dba Summit Companies)	First lien senior secured revolving loan	2,998	2,998
Diamondback Acquisition, Inc. (dba Sphera)	First lien senior secured delayed draw term loan	—	1,080
Douglas Products and Packaging Company LLC	First lien senior secured revolving loan	—	2,447
EET Buyer, Inc. (dba e-Emphasys)	First lien senior secured revolving loan	364	455
Endries Acquisition, Inc.	First lien senior secured delayed draw term loan	20,370	—
Endries Acquisition, Inc.	First lien senior secured delayed draw term loan	7,835	—
Entertainment Benefits Group, LLC	First lien senior secured revolving loan	80	44
Evolution BuyerCo, Inc. (dba SIAA)	First lien senior secured delayed draw term loan	23,910	—
Evolution BuyerCo, Inc. (dba SIAA)	First lien senior secured revolving loan	10,709	10,709
FARADAY BUYER, LLC (dba MacLean Power Systems)	First lien senior secured delayed draw term loan	11,130	—
Finastra USA, Inc.	First lien senior secured revolving loan	6,808	—
Forescout Technologies, Inc.	First lien senior secured delayed draw term loan	48,750	48,750
Forescout Technologies, Inc.	First lien senior secured revolving loan	5,345	5,345
Fortis Solutions Group, LLC	First lien senior secured delayed draw term loan	—	13
Fortis Solutions Group, LLC	First lien senior secured revolving loan	439	400
Fullsteam Operations, LLC	First lien senior secured delayed draw term loan	3,211	3,987
Fullsteam Operations, LLC	First lien senior secured revolving loan	500	—
Gainsight, Inc.	First lien senior secured revolving loan	1,727	3,357
Galls, LLC	First lien senior secured revolving loan	20,967	17,192
Gaylord Chemical Company, L.L.C.	First lien senior secured revolving loan	13,202	13,202
Gerson Lehrman Group, Inc.	First lien senior secured revolving loan	21,563	21,563
GI Apple Midco LLC (dba Atlas Technical Consultants)	First lien senior secured delayed draw term loan	141	—
GI Apple Midco LLC (dba Atlas Technical Consultants)	First lien senior secured revolving loan	49	—
GI Ranger Intermediate, LLC (dba Rectangle Health)	First lien senior secured revolving loan	147	332
Global Music Rights, LLC	First lien senior secured revolving loan	667	667
Granicus, Inc.	First lien senior secured revolving loan	939	789
H&F Opportunities LUX III S.À R.L (dba Checkmarx)	First lien senior secured revolving loan	16,250	16,250
Hercules Borrower, LLC (dba The Vincit Group)	First lien senior secured revolving loan	20,916	18,685
HGH Purchaser, Inc. (dba Horizon Services)	First lien senior secured delayed draw term loan	—	3,824
HGH Purchaser, Inc. (dba Horizon Services)	First lien senior secured revolving loan	165	6,520
Hissho Sushi Merger Sub, LLC	First lien senior secured revolving loan	70	56
Hyland Software, Inc.	First lien senior secured revolving loan	2,520	—
Hometown Food Company	First lien senior secured revolving loan	—	3,388
Ideal Image Development, LLC	First lien senior secured delayed draw term loan	659	1,463
Ideal Image Development, LLC	First lien senior secured revolving loan	—	1,829
Ideal Tridon Holdings, Inc.	First lien senior secured revolving loan	2,561	2,536
IG Investments Holdings, LLC (dba Insight Global)	First lien senior secured revolving loan	3,974	2,384
Indigo Buyer, Inc. (dba Inovar Packaging Group)	First lien senior secured delayed draw term loan	—	250
Indigo Buyer, Inc. (dba Inovar Packaging Group)	First lien senior secured revolving loan	60	83
Indikami Bidco, LLC (dba IntegriChain)	First lien senior secured delayed draw term loan	2,218	—
Indikami Bidco, LLC (dba IntegriChain)	First lien senior secured revolving loan	1,585	—
Integrity Marketing Acquisition, LLC	First lien senior secured delayed draw term loan	54,441	—
Integrity Marketing Acquisition, LLC	First lien senior secured revolving loan	13,533	14,832
Interoperability Bidco, Inc. (dba Lyniate)	First lien senior secured revolving loan	3,054	1,522
Kaseya Inc.	First lien senior secured delayed draw term loan	1,065	1,134
Kaseya Inc.	First lien senior secured revolving loan	850	1,134
KPSKY Acquisition, Inc. (dba BluSky)	First lien senior secured delayed draw term loan	290	—
Lightbeam Bidco, Inc. (dba Lazer Spot)	First lien senior secured revolving loan	476	26,833
Lignetics Investment Corp.	First lien senior secured delayed draw term loan	—	3,922
Lignetics Investment Corp.	First lien senior secured revolving loan	784	1,882
162

Company ($ in thousands)	Investment	December 31, 2023	December 31, 2022
Litera Bidco LLC	First lien senior secured revolving loan	5,738	4,160
Mario Purchaser, LLC (dba Len the Plumber)	First lien senior secured delayed draw term loan	3,729	4,880
Mario Purchaser, LLC (dba Len the Plumber)	First lien senior secured revolving loan	967	1,381
Medline Borrower, LP	First lien senior secured revolving loan	7,190	7,190
MHE Intermediate Holdings, LLC (dba OnPoint Group)	First lien senior secured revolving loan	15,536	13,361
Milan Laser Holdings LLC	First lien senior secured revolving loan	3,007	2,078
MINDBODY, Inc.	First lien senior secured revolving loan	6,071	6,071
Ministry Brands Holdings, LLC	First lien senior secured delayed draw term loan	—	226
Ministry Brands Holdings, LLC	First lien senior secured revolving loan	32	34
National Dentex Labs LLC (fka Barracuda Dental LLC)	First lien senior secured revolving loan	2,341	171
Natural Partners, LLC	First lien senior secured revolving loan	68	68
Nelipak Holding Company	First lien senior secured USD revolving loan	5,360	6,299
Nelipak Holding Company	First lien senior secured EUR revolving loan	5,674	4,481
NMI Acquisitionco, Inc. (dba Network Merchants)	First lien senior secured delayed draw term loan	—	3,077
NMI Acquisitionco, Inc. (dba Network Merchants)	First lien senior secured revolving loan	1,652	1,652
Norvax, LLC (dba GoHealth)	First lien senior secured revolving loan	12,273	12,273
Notorious Topco, LLC (dba Beauty Industry Group)	First lien senior secured delayed draw term loan	—	6,385
Notorious Topco, LLC (dba Beauty Industry Group)	First lien senior secured revolving loan	8,939	7,981
The Better Being Co., LLC (fka Nutraceutical International Corporation)	First lien senior secured revolving loan	5,431	—
OB Hospitalist Group, Inc.	First lien senior secured revolving loan	9,291	9,897
Ocala Bidco, Inc.	First lien senior secured delayed draw term loan	18,988	18,988
Ole Smoky Distillery, LLC	First lien senior secured revolving loan	116	116
Pacific BidCo Inc.	First lien senior secured delayed draw term loan	3,436	3,436
Patriot Acquisition TopCo S.A.R.L (dba Corza Health, Inc.)	First lien senior secured revolving loan	10,637	10,637
Peter C. Foy & Associates Insurance Services, LLC (dba PCF Insurance Services)	First lien senior secured revolving loan	6,161	6,161
PetVet Care Centers, LLC	First lien senior secured delayed draw term loan	14,114	—
PetVet Care Centers, LLC	First lien senior secured revolving loan	14,812	—
Ping Identity Holding Corp.	First lien senior secured revolving loan	91	91
Plasma Buyer LLC (dba PathGroup)	First lien senior secured delayed draw term loan	176	176
Plasma Buyer LLC (dba PathGroup)	First lien senior secured revolving loan	50	76
Pluralsight, LLC	First lien senior secured revolving loan	1,390	3,118
PPV Intermediate Holdings, LLC	First lien senior secured delayed draw term loan	57	110
PPV Intermediate Holdings, LLC	First lien senior secured revolving loan	67	49
Project Power Buyer, LLC (dba PEC-Veriforce)	First lien senior secured revolving loan	3,188	3,188
PS Operating Company LLC (fka QC Supply, LLC)	First lien senior secured revolving loan	1,217	1,159
QAD, Inc.	First lien senior secured revolving loan	3,429	3,429
Quva Pharma, Inc.	First lien senior secured revolving loan	4,000	2,080
Relativity ODA LLC	First lien senior secured revolving loan	7,333	7,333
KRIV Acquisition Inc. (dba Riveron)	First lien senior secured delayed draw term loan	945	—
KRIV Acquisition Inc. (dba Riveron)	First lien senior secured revolving loan	853	—
SailPoint Technologies Holdings, Inc.	First lien senior secured revolving loan	4,358	4,358
Sara Lee Frozen Bakery, LLC (fka KSLB Holdings, LLC)	First lien senior secured revolving loan	5,880	1,980
Securonix, Inc.	First lien senior secured revolving loan	153	153
Sensor Technology Topco, Inc. (dba Humanetics)	First lien senior secured revolving loan	2,506	—
SimpliSafe Holding Corporation	First lien senior secured delayed draw term loan	566	772
Smarsh Inc.	First lien senior secured delayed draw term loan	95	95
Smarsh Inc.	First lien senior secured revolving loan	8	48
Sonny's Enterprises, LLC	First lien senior secured delayed draw term loan	573	—
Sonny's Enterprises, LLC	First lien senior secured revolving loan	17,969	17,969
Spotless Brands, LLC	First lien senior secured revolving loan	1,023	1,305
Summit Acquisition Inc. (dba K2 Insurance Services)	First lien senior secured delayed draw term loan	178	—
Summit Acquisition Inc. (dba K2 Insurance Services)	First lien senior secured revolving loan	89	—
163

Company ($ in thousands)	Investment	December 31, 2023	December 31, 2022
Swipe Acquisition Corporation (dba PLI)	First lien senior secured delayed draw term loan	6,228	6,228
Swipe Acquisition Corporation (dba PLI)	Letter of Credit	7,118	7,118
SWK BUYER, Inc. (dba Stonewall Kitchen)	First lien senior secured revolving loan	70	175
SWK BUYER, Inc. (dba Stonewall Kitchen)	First lien senior secured revolving loan	—	46
Tahoe Finco, LLC	First lien senior secured revolving loan	—	9,244
Tall Tree Foods, Inc.	First lien senior secured delayed draw term loan	1,500	—
Tamarack Intermediate, L.L.C. (dba Verisk 3E)	First lien senior secured delayed draw term loan	62	—
Tamarack Intermediate, L.L.C. (dba Verisk 3E)	First lien senior secured revolving loan	141	116
Tempo Buyer Corp. (dba Global Claims Services)	First lien senior secured delayed draw term loan	—	308
Tempo Buyer Corp. (dba Global Claims Services)	First lien senior secured revolving loan	105	141
The Shade Store, LLC	First lien senior secured revolving loan	327	655
THG Acquisition, LLC (dba Hilb)	First lien senior secured revolving loan	6,695	8,608
Thunder Purchaser, Inc. (dba Vector Solutions)	First lien senior secured delayed draw term loan	—	7,018
Thunder Purchaser, Inc. (dba Vector Solutions)	First lien senior secured revolving loan	2,248	2,522
Troon Golf, L.L.C.	First lien senior secured revolving loan	21,622	21,622
Ultimate Baked Goods Midco, LLC	First lien senior secured revolving loan	9,946	7,335
Unified Women's Healthcare, LP	First lien senior secured delayed draw term loan	15,000	33
Unified Women's Healthcare, LP	First lien senior secured revolving loan	88	88
USRP Holdings, Inc. (dba U.S. Retirement and Benefits Partners)	First lien senior secured revolving loan	4,239	4,239
Valence Surface Technologies LLC	First lien senior secured revolving loan	49	49
Velocity HoldCo III Inc. (dba VelocityEHS)		1,172	1,072
Walker Edison Furniture Company LLC	First lien senior secured delayed draw term loan	7,026	—
When I Work, Inc.	First lien senior secured revolving loan	925	925
Wingspire Capital Holdings LLC	LLC Interest	61,855	35,855
KWOL Acquisition Inc. (dba Worldwide Clinical Trials)	First lien senior secured revolving loan	5,860	—
WU Holdco, Inc. (dba Weiman Products, LLC)	First lien senior secured revolving loan	8,835	9,219
XRL 1 LLC (f/k/a XOMA) (dba XOMA)	First lien senior secured delayed draw term loan	2,500	—
Zendesk, Inc.	First lien senior secured delayed draw term loan	17,352	17,352
Zendesk, Inc.	First lien senior secured revolving loan	7,145	7,145
Total Unfunded Portfolio Company Commitments		$954,831	$926,091
We seek to carefully consider our unfunded portfolio company commitments for the purpose of planning our ongoing financial leverage. Further, we consider any outstanding unfunded portfolio company commitments we are required to fund within the 150% asset coverage limitation. As of December 31, 2023, we believed we had adequate financial resources to satisfy the unfunded portfolio company commitments.
Other Commitments and Contingencies
On November 3, 2020, our Board approved a repurchase program (the “2020 Stock Repurchase Program”) under which we were authorized to repurchase up to $100 million of our outstanding common stock. Under the 2020 Stock Repurchase Program, purchases were made at management’s discretion from time to time in open-market transactions, in accordance with all applicable securities laws and regulations. On November 2, 2021, the Board approved an extension to the 2020 Stock Repurchase Program, and on November 2, 2022, the 2020 Stock Repurchase Program ended in accordance with its terms. While the 2020 Stock Repurchase Program was in effect, the agent had repurchased 944,076 shares of our common stock pursuant to the 2020 Stock Repurchase Program for approximately $12.6 million.
On November 1, 2022, the Board approved a repurchase program (the “2022 Stock Repurchase Program”) under which we may repurchase up to $150 million of our outstanding common stock. Under the 2022 Stock Repurchase Program, purchases may be made at management’s discretion from time to time in open-market transactions, in accordance with all applicable securities laws and regulations. Unless extended by the Board, the 2022 Stock Repurchase Program will terminate 18-months from the date it was approved. Since the 2022 Repurchase Program’s inception, the agent has repurchased 4,090,138 shares of our common stock pursuant to the 2022 Stock Repurchase Program for approximately $50.0 million as of December 31, 2023.
From time to time, we may become a party to certain legal proceedings incidental to the normal course of its business. At December 31, 2023, we were not aware of any material pending or threatened litigation that would require accounting recognition or financial statement disclosure.
164

Contractual Obligations
The table below presents a summary of our contractual payment obligations under our credit facilities as of December 31, 2023:

	Payments Due by Period
($ in millions)	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
Revolving Credit Facility	$1,895.0	$—	$15.0	$1,880.0	$—
SPV Asset Facility II	250.0	—	—	—	250.0
CLO I	276.6	—	—	—	276.6
CLO II	260.0	—	—	—	260.0
CLO III	260.0	—	—	—	260.0
CLO IV	292.5	—	—	—	292.5
CLO V	509.6	—	—	—	509.6
CLO VI	260.0	—	—	—	260.0
CLO VII	239.2	—	—	—	239.2
CLO X	260.0	—	—	—	260.0
2024 Notes	400.0	400.0		—	—
2025 Notes	425.0	—	425.0	—	—
July 2025 Notes	500.0	—	500.0	—	—
2026 Notes	500.0	—	500.0	—	—
July 2026 Notes	1,000.0	—	1,000.0	—	—
2027 Notes	500.0	—	—	500.0	—
2028 Notes	850.0	—	—	850.0	—
Total Contractual Obligations	$8,677.9	$400.0	$2,440.0	$3,230.0	$2,607.9
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
165

Rule 2a-5 under the 1940 Act establishes requirements for determining fair value in good faith for purposes of the 1940 Act. Pursuant to Rule 2a-5, the Board designated the Adviser as the Company's valuation designee to perform fair value determinations relating to the value of assets held by the Company for which market quotations are not readily available.
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

166

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
Financial and Derivative Instruments
Rule 18f-4 requires BDCs that use derivatives to, among other things, comply with a value-at-risk leverage limit, adopt a derivatives risk management program, and implement certain testing and board reporting procedures. Rule 18f-4 exempts BDCs that qualify as “limited derivatives users” from the aforementioned requirements, provided that these BDCs adopt written policies and procedures that are reasonably designed to manage the BDC’s derivatives risks and comply with certain recordkeeping requirements. Rule 18f-4 provides that a BDC may enter into an unfunded commitment agreement that is not a derivatives transaction, such as an agreement to provide financing to a portfolio company, if the BDC has, among other things, a reasonable belief, at the time it enters into such an agreement, that it will have sufficient cash and cash equivalents to meet its obligations with respect to all of its unfunded commitment agreements, in each case as it becomes due. Pursuant to Rule 18f-4, when we trade reverse repurchase agreements or similar financing transactions, including certain tender option bonds, we need to aggregate the amount of any other senior securities representing indebtedness (e.g., bank borrowings, if applicable) when calculating our asset coverage ratio. The Company currently qualifies as a “limited derivatives user” and expects to continue to do so. The Company has adopted a derivatives policy and complies with the recordkeeping requirements of Rule 18f-4.
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

167

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

168

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
Certain consolidated subsidiaries of ours are subject to U.S. federal and state corporate-level income taxes. We evaluate tax positions taken or expected to be taken in the course of preparing our consolidated financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions not deemed to meet the “more-likely-than-not” threshold are reserved and recorded as a tax benefit or expense in the current year. All penalties and interest associated with income taxes are included in income tax expense. Conclusions regarding tax positions are subject to review and may be adjusted at a later date based on factors including, but not limited to, on-going analyses of tax laws, regulations and interpretations thereof. There were no material uncertain tax positions through December 31, 2023. As applicable, our prior three tax years remain subject to examination by U.S. federal, state and local tax authorities.
Recent Developments
Credit facilities and Unsecured Notes
On January 4, 2024, we completed a $390.0 million term debt securitization refinancing in CLO I. As part of the refinancing, we (A) issued the following classes of notes (i) $221,400,000 of AAA(sf) Class A-NR Notes, which bear interest at the Benchmark plus 2.40%, (ii) $25,000,000 of AAA(sf) Class A-FR Notes, which bear interest at 6.35%, (iii) $41,600,000 of AA(sf) Class B-R Notes, which bear interest at the Benchmark plus 3.25% and (iv) $52,000,000 of A(sf) Class C Notes, which bear interest at the Benchmark plus 4.25% and (B) the borrowing of $50,000,000 under floating rate Class A-LR loans, which bear interest at the Benchmark plus 2.40%. Concurrently with the issuance of the notes and the borrowing under the Class A-LR Loans, approximately $85.3 million of subordinated securities were redeemed in the form of 120,800 preferred shares at per preferred share CLO I is scheduled to mature on February 20, 2036.
On January 17, 2024, the parties to the ORCC Financing II facility amended certain terms to increase the total revolving commitment amount to $300.0 million and add an additional lender.
On January 22, 2024, the Company issued $600.0 million aggregate principal amount of 5.95% notes due March 15, 2029. In connection with the note issuance, on February 9, 2024 the Company entered into a centrally cleared interest rate swap. The notional amount of the interest rate swap is $600.0 million. The Company will receive fixed rate interest at 5.95% and pay variable rate interest based on one-month SOFR plus 211.75 basis points. The interest rate swaps mature on February 15, 2025.
Dividend
On February 21, 2024, our Board declared a first quarter dividend of $0.37 per share for stockholders of record as of March 29, 2024, payable on or before April 15, 2024 and a fourth quarter supplemental of $0.08 per share for stockholders of record as of March 1, 2024, payable on or before March 15, 2024.
169

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
As of December 31, 2023, 97.4% of our debt investments based on fair value were floating rates. Additionally, the weighted average floor, based on fair value, of our debt investments was 0.8% and the majority of our debt investments have a floor of 1.0%. The Revolving Credit Facility and SPV Asset Facility II bear interest at variable interest rates with a floor of 0%. The 2024 Notes, 2025 Notes, July 2025 Notes, 2026 Notes, July 2026 Notes, 2027 Notes, and 2028 Notes bear interest at fixed rates. The 2024 Notes and 2027 Notes are hedged against interest rate swaps instruments. CLO IV, CLO VI and CLO X bear interest at variables rates. CLO I, CLO II, CLO III, CLO V and CLO VII bear interest at fixed and variable rates.
Based on our Consolidated Statements of Assets and Liabilities as of December 31, 2023, the following table shows the annualized impact on net income of hypothetical base rate changes in interest rates on our debt investments (considering interest rate floors for floating rate instruments) assuming each floating rate investment is subject to 3-month reference rate election and there are no changes in our investment and borrowing structure:

($ in millions)	Interest Income	Interest Expense(1)	Net Income(2)
Up 300 basis points	$316,890	$111,989	$204,901
Up 200 basis points	211,260	74,659	136,601
Up 100 basis points	105,630	37,330	68,300
Down 100 basis points	(105,630)	(37,330)	(68,300)
Down 200 basis points	(211,260)	(74,659)	(136,601)
Down 300 basis points	(316,890)	(111,989)	(204,901)
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

170

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
Credit Risk
We generally endeavor to minimize our risk of exposure by limiting to reputable financial institutions the counterparties with which we enter into financial transactions. As of December 31, 2023 and December 31, 2022, we held the majority of our cash balances with a single highly rated money center bank and such balances are in excess of Federal Deposit Insurance Corporation insured limits. We seek to mitigate this exposure by monitoring the credit standing of these financial institutions.
Inflation Risk
Inflation is likely to continue in the near to medium-term, particularly in the United States, with the possibility that monetary policy may continue to tighten in response. Persistent inflationary pressures could affect our portfolio companies profit margins.
171

Item 8. Consolidated Financial Statements
1

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors
Blue Owl Capital Corporation:

Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting

We have audited the accompanying consolidated statements of assets and liabilities of Blue Owl Capital Corporation and subsidiaries (the Company), including the consolidated schedules of investments, as of December 31, 2023 and 2022, the related consolidated statements of operations, changes in net assets, and cash flows for each of the years in the three-year period ended December 31, 2023, and the related notes (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations, changes in its net assets, and its cash flows for each of the years in the three-year period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023 based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

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

Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Such procedures also included confirmation of securities owned as of December 31, 2023 and 2022, by correspondence with custodians, portfolio companies, agents, or by other appropriate auditing procedures. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

Assessment of Fair Value of Investments

As discussed in Notes 2 and 5 to the consolidated financial statements, the Company determines fair value for investments that are not publicly traded or for which there is no readily determinable market value by using unobservable inputs and assumptions. As of December 31, 2023, the fair value of such investments (“Level 3 investments”) was $12.3 billion.

We identified the assessment of the fair value measurement of substantially all of the Level 3 investments as a critical audit matter. These fair value measurements involved a high degree of measurement uncertainty and subjectivity, which required specialized skills and knowledge to evaluate. Specifically, the assessment of these fair value measurements encompassed the evaluation of assumptions related to current and expected market yields for similar investments and risk profiles used in yield analyses for debt and other interest-bearing investments and comparable financial performance multiples used in determining enterprise values.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the fair value measurement process, including controls related to the development of the market yields and financial performance multiples assumptions used in the Company’s fair value measurements.

We evaluated the Company’s ability to estimate fair value by comparing a selection of prior period fair values to the prices of transactions occurring subsequent to the prior period fair value measurement date. We involved valuation professionals with specialized skills and knowledge who assisted in evaluating the reasonableness of the fair value measurement for a selection of Level 3 investments through developing an independent estimate of the fair value using independent market yields and financial performance multiples that were developed using relevant market and portfolio company financial information and comparing the results of our independent estimate of fair value to the Company’s fair value measurement.

/s/ KPMG LLP

We have served as the Company’s auditor since 2016.

New York, New York
February 21, 2024

Blue Owl Capital Corporation
Consolidated Statements of Assets and Liabilities
(Amounts in thousands, except share and per share amounts)

	December 31, 2023	December 31, 2022
Assets
Investments at fair value
Non-controlled, non-affiliated investments (amortized cost of $11,271,962 and $12,133,062, respectively)	$11,264,956	$12,010,369
Non-controlled, affiliated investments (amortized cost of $19,004 and $6,224, respectively)	19,988	6,175
Controlled, affiliated investments (amortized cost of $1,341,236, and $906,846, respectively)	1,428,404	993,801
Total investments at fair value (amortized cost of $12,632,202 and $13,046,132, respectively)	12,713,348	13,010,345
Cash (restricted cash of $87,067 and $96,420, respectively)	658,702	444,278
Foreign cash (cost of $946 and $809, respectively)	956	809
Interest receivable	112,260	108,085
Receivable from a controlled affiliate	22,978	17,709
Prepaid expenses and other assets	3,152	3,627
Total Assets	$13,511,396	$13,584,853
Liabilities
Debt (net of unamortized debt issuance costs of $81,492 and $95,647, respectively)	$7,077,088	$7,281,744
Distribution payable	136,407	129,517
Management fee payable	47,711	47,583
Incentive fee payable	42,217	34,462
Payables to affiliates	3,835	6,351
Accrued expenses and other liabilities	182,745	202,793
Total Liabilities	7,490,003	7,702,450
Commitments and contingencies (Note 7)
Net Assets
Common shares $0.01 par value, 500,000,000 shares authorized; 389,732,868 and 392,476,687 shares issued and outstanding, respectively	3,897	3,925
Additional paid-in-capital	5,924,002	5,970,674
Accumulated undistributed (overdistributed) earnings	93,494	(92,196)
Total Net Assets	6,021,393	5,882,403
Total Liabilities and Net Assets	$13,511,396	$13,584,853
Net Asset Value Per Share	$15.45	$14.99

The accompanying notes are an integral part of these consolidated financial statements.

Blue Owl Capital Corporation
Consolidated Statements of Operations
(Amounts in thousands, except share and per share amounts)

	For the Years Ended December 31,
	2023	2022	2021
Investment Income
Investment income from non-controlled, non-affiliated investments:
Interest income	$1,209,536	$931,870	$887,753
Payment-in-kind (“PIK”) interest income	169,763	113,256	53,185
Dividend income	72,936	52,422	28,052
Other income	14,755	18,514	25,845
Total investment income from non-controlled, non-affiliated investments	1,466,990	1,116,062	994,835
Investment income from non-controlled, affiliated investments:
Dividend income	252	—	—
Total investment income from non-controlled, affiliated investments	252	—	—
Investment income from controlled, affiliated investments:
Interest income	20,174	8,206	5,531
Payment-in-kind (“PIK”) interest income	1,934	—	—
Dividend income	91,802	77,047	20,394
Other Income	942	689	643
Total investment income from controlled, affiliated investments	114,852	85,942	26,568
Total Investment Income	1,582,094	1,202,004	1,021,403
Expenses
Interest expense	436,306	307,539	219,132
Management fees	191,622	188,755	178,472
Performance based incentive fees	159,857	118,091	103,968
Professional fees	15,532	14,709	15,071
Directors’ fees	1,280	1,092	1,021
Other general and administrative	11,127	9,290	9,593
Total Operating Expenses	815,724	639,476	527,257
Net Investment Income (Loss) Before Taxes	766,370	562,528	494,146
Income tax expense (benefit)	12,759	5,810	4,009
Net Investment Income (Loss) After Taxes	$753,611	$556,718	$490,137
Net Realized and Change in Unrealized Gain (Loss)
Net change in unrealized gain (loss):
Non-controlled, non-affiliated investments	$90,497	$(133,980)	$148,300
Non-controlled, affiliated investments	1,033	(49)	—
Controlled, affiliated investments	213	45,602	44,081
Translation of assets and liabilities in foreign currencies	5,808	(2,118)	(3,953)
Income tax (provision) benefit	(4,605)	(3,964)	(8,604)
Total Net Change in Unrealized Gain (Loss)	92,946	(94,509)	179,824
Net realized gain (loss):
Non-controlled, non-affiliated investments	(52,003)	5,171	(46,332)
Foreign currency transactions	(1,242)	(1,025)	1,253
Total Net Realized Gain (Loss)	(53,245)	4,146	(45,079)
Total Net Realized and Change in Unrealized Gain (Loss)	39,701	(90,363)	134,745
Net Increase (Decrease) in Net Assets Resulting from Operations	$793,312	$466,355	$624,882
Earnings Per Share - Basic and Diluted	$2.03	$1.18	$1.59
Weighted Average Shares Outstanding - Basic and Diluted	390,104,585	394,006,852	392,297,907

The accompanying notes are an integral part of these consolidated financial statements.

Blue Owl Capital Corporation
Consolidated Schedule of Investments
As of December 31, 2023
(Amounts in thousands, except share amounts)

Company(1)(4)(8)(31)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(2)(3)	Fair Value	Percentage of Net Assets
Non-controlled/non-affiliated portfolio company investments
Debt Investments
Advertising and media
Circana Group, L.P. (fka The NPD Group, L.P.)(13)(25)	First lien senior secured loan	S +	6.25% (2.75% PIK)	12/2028	$19,141	$18,813	$18,949	0.3%
Circana Group, L.P. (fka The NPD Group, L.P.)(10)(13)(25)	First lien senior secured revolving loan	S +	5.75%	12/2027	272	250	257	—%
Global Music Rights, LLC(14)(25)	First lien senior secured loan	S +	5.75%	8/2028	7,350	7,242	7,350	0.1%
Global Music Rights, LLC(10)(21)(25)	First lien senior secured revolving loan	S +	5.75%	8/2027	—	(8)	—	—%
						26,297	26,556	0.4%
Aerospace and defense
Aviation Solutions Midco, LLC (dba STS Aviation)(14)(25)	First lien senior secured loan	S +	7.25%	1/2025	210,713	209,873	213,873	3.6%
Peraton Corp.(6)(14)(25)	Second lien senior secured loan	S +	7.75%	2/2029	45,899	45,396	45,554	0.8%
Valence Surface Technologies LLC(14)(25)	First lien senior secured loan	S +	7.75%	6/2025	136,788	136,262	120,375	2.0%
Valence Surface Technologies LLC(10)(14)(25)	First lien senior secured revolving loan	S +	7.75%	6/2025	11,106	11,068	9,767	0.2%
						402,599	389,569	6.6%
Asset based lending and fund finance
Hg Genesis 8 Sumoco Limited(20)(25)(27)	Unsecured facility	SA +	6.00% PIK	8/2025	£41,591	54,412	53,019	0.9%
Hg Genesis 9 SumoCo Limited(18)(25)(27)	Unsecured facility	E +	6.00% PIK	3/2027	£48,628	53,223	53,717	0.9%
Hg Saturn Luchaco Limited(20)(25)(27)	Unsecured facility	SA +	7.50% PIK	3/2026	£111,764	150,574	142,477	2.4%
						258,209	249,213	4.2%
Automotive
Spotless Brands, LLC(14)(25)	First lien senior secured loan	S +	6.50%	7/2028	48,120	47,341	47,759	0.8%
Spotless Brands, LLC(10)(13)(25)	First lien senior secured revolving loan	S +	6.50%	7/2028	282	262	272	—%
						47,603	48,031	0.8%
Buildings and real estate
Associations, Inc.(14)(25)	First lien senior secured loan	S +	6.50% (2.50% PIK)	7/2027	365,892	363,758	364,063	6.0%
Associations, Inc.(10)(14)(22)(25)	First lien senior secured delayed draw term loan	S +	6.50% (2.50% PIK)	6/2024	49,653	49,311	49,403	0.8%
Associations, Inc.(10)(14)(25)	First lien senior secured revolving loan	S +	6.50%	7/2027	11,633	11,441	11,468	0.2%

Blue Owl Capital Corporation
Consolidated Schedule of Investments
As of December 31, 2023
(Amounts in thousands, except share amounts)

Company(1)(4)(8)(31)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(2)(3)	Fair Value	Percentage of Net Assets
REALPAGE, INC.(6)(13)(25)	Second lien senior secured loan	S +	6.50%	4/2029	34,501	34,119	34,414	0.6%
						458,629	459,348	7.6%
Business services
Access CIG, LLC(14)(25)	Second lien senior secured loan	S +	7.75%	2/2026	58,760	58,523	58,760	1.0%
CIBT Global, Inc.(11)(14)(25)	First lien senior secured loan	S +	5.25%	5/2026	942	588	631	—%
CIBT Global, Inc.(11)(14)(25)	Second lien senior secured loan	S +	7.75% PIK	12/2026	63,678	26,716	8,437	0.1%
Denali BuyerCo, LLC (dba Summit Companies)(14)(25)	First lien senior secured loan	S +	5.50%	9/2028	52,750	52,193	52,617	0.9%
Denali BuyerCo, LLC (dba Summit Companies)(10)(21)(25)	First lien senior secured revolving loan	S +	5.50%	9/2027	—	(19)	(7)	—%
Diamondback Acquisition, Inc. (dba Sphera)(13)(25)	First lien senior secured loan	S +	5.50%	9/2028	4,067	4,007	4,006	0.1%
Entertainment Benefits Group, LLC(13)(25)	First lien senior secured loan	S +	5.25%	9/2025	854	849	854	—%
Entertainment Benefits Group, LLC(10)(13)(25)	First lien senior secured revolving loan	S +	5.25%	9/2025	53	52	53	—%
Fullsteam Operations, LLC(14)(25)	First lien senior secured loan	S +	8.25%	11/2029	8,938	8,672	8,669	0.1%
Fullsteam Operations, LLC(10)(14)(22)(25)	First lien senior secured delayed draw term loan	S +	8.25%	5/2025	851	797	796	—%
Fullsteam Operations, LLC(10)(21)(22)(25)	First lien senior secured delayed draw term loan	S +	8.25%	11/2025	—	(18)	(19)	—%
Fullsteam Operations, LLC(10)(21)(25)	First lien senior secured revolving loan	S +	8.25%	11/2029	—	(15)	(15)	—%
Gainsight, Inc.(14)(25)	First lien senior secured loan	S +	6.75% PIK	7/2027	23,841	23,618	23,602	0.4%
Gainsight, Inc.(10)(14)(25)	First lien senior secured revolving loan	S +	6.75% PIK	7/2027	1,711	1,676	1,677	—%
Hercules Borrower, LLC (dba The Vincit Group)(14)(25)	First lien senior secured loan	S +	6.25%	12/2026	175,092	173,628	174,654	2.9%
Hercules Borrower, LLC (dba The Vincit Group)(10)(21)(25)	First lien senior secured revolving loan	S +	6.25%	12/2026	—	(155)	(52)	—%
Hercules Buyer, LLC (dba The Vincit Group)(25)(29)(30)	Unsecured notes		0.48% PIK	12/2029	5,184	5,184	5,800	0.1%
Kaseya Inc.(14)(25)	First lien senior secured loan	S +	6.25% (2.50% PIK)	6/2029	18,892	18,580	18,845	0.3%
Kaseya Inc.(10)(14)(22)(25)	First lien senior secured delayed draw term loan	S +	6.25% (2.50% PIK)	6/2024	70	60	70	—%
Kaseya Inc.(10)(13)(25)	First lien senior secured revolving loan	S +	5.50%	6/2029	286	268	283	—%
KPSKY Acquisition, Inc. (dba BluSky)(14)(25)	First lien senior secured loan	S +	5.25%	10/2028	4,889	4,817	4,840	0.1%
KPSKY Acquisition, Inc. (dba BluSky)(10)(14)(22)(25)	First lien senior secured delayed draw term loan	S +	5.25%	11/2025	4	1	3	—%

Blue Owl Capital Corporation
Consolidated Schedule of Investments
As of December 31, 2023
(Amounts in thousands, except share amounts)

Company(1)(4)(8)(31)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(2)(3)	Fair Value	Percentage of Net Assets
Ping Identity Holding Corp.(13)(25)	First lien senior secured loan	S +	7.00%	10/2029	909	897	905	—%
Ping Identity Holding Corp.(10)(21)(25)	First lien senior secured revolving loan	S +	7.00%	10/2028	—	(1)	—	—%
						380,918	365,409	6.0%
Chemicals
Advancion Holdings, LLC (fka Aruba Investments Holdings, LLC)(13)(25)	Second lien senior secured loan	S +	7.75%	11/2028	10,000	9,896	9,350	0.2%
Gaylord Chemical Company, L.L.C.(14)(25)	First lien senior secured loan	S +	6.00%	3/2027	136,367	135,542	135,686	2.3%
Gaylord Chemical Company, L.L.C.(10)(21)(25)	First lien senior secured revolving loan	S +	6.00%	3/2026	—	(59)	(66)	—%
Velocity HoldCo III Inc. (dba VelocityEHS)(14)(25)	First lien senior secured loan	S +	5.75%	4/2027	21,769	21,468	21,769	0.4%
Velocity HoldCo III Inc. (dba VelocityEHS)(10)(14)(25)	First lien senior secured revolving loan	S +	5.75%	4/2026	167	154	167	—%
						167,001	166,906	2.9%
Consumer products
Conair Holdings LLC(13)(25)	Second lien senior secured loan	S +	7.50%	5/2029	187,500	186,441	181,406	3.0%
Feradyne Outdoors, LLC(14)(25)	First lien senior secured loan	S +	6.25%	5/2026	73,622	73,622	67,548	1.1%
Foundation Consumer Brands, LLC(14)(25)	First lien senior secured loan	S +	6.25%	2/2027	3,197	3,197	3,197	0.1%
Lignetics Investment Corp.(14)(25)	First lien senior secured loan	S +	6.00%	11/2027	34,637	34,337	34,378	0.6%
Lignetics Investment Corp.(10)(14)(25)	First lien senior secured revolving loan	S +	6.00%	10/2026	3,922	3,888	3,886	0.1%
SWK BUYER, Inc. (dba Stonewall Kitchen)(14)(25)	First lien senior secured loan	S +	5.25%	3/2029	743	731	715	—%
SWK BUYER, Inc. (dba Stonewall Kitchen)(10)(21)(25)	First lien senior secured revolving loan	S +	5.25%	3/2029	—	(1)	(3)	—%
WU Holdco, Inc. (dba Weiman Products, LLC)(14)(25)	First lien senior secured loan	S +	5.50%	3/2026	200,779	199,077	196,261	3.3%
WU Holdco, Inc. (dba Weiman Products, LLC)(10)(14)(25)	First lien senior secured revolving loan	S +	5.50%	3/2025	10,371	10,282	9,939	0.2%
						511,574	497,327	8.4%
Containers and packaging
Arctic Holdco, LLC (dba Novvia Group)(14)(25)	First lien senior secured loan	S +	6.00%	12/2026	10,474	10,269	10,264	0.2%
Arctic Holdco, LLC (dba Novvia Group)(10)(21)(22)(25)	First lien senior secured delayed draw term loan	S +	6.00%	12/2024	—	(146)	(150)	—%
Ascend Buyer, LLC (dba PPC Flexible Packaging)(14)(25)	First lien senior secured loan	S +	6.40%	10/2028	5,442	5,402	5,429	0.1%
Ascend Buyer, LLC (dba PPC Flexible Packaging)(10)(13)(25)	First lien senior secured revolving loan	S +	6.40%	9/2027	188	185	187	—%

Blue Owl Capital Corporation
Consolidated Schedule of Investments
As of December 31, 2023
(Amounts in thousands, except share amounts)

Company(1)(4)(8)(31)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(2)(3)	Fair Value	Percentage of Net Assets
Fortis Solutions Group, LLC(14)(25)	First lien senior secured loan	S +	5.50%	10/2028	4,582	4,514	4,479	0.1%
Fortis Solutions Group, LLC(10)(14)(25)	First lien senior secured revolving loan	S +	5.50%	10/2027	23	17	13	—%
Indigo Buyer, Inc. (dba Inovar Packaging Group)(14)(25)	First lien senior secured loan	S +	6.25%	5/2028	888	880	886	—%
Indigo Buyer, Inc. (dba Inovar Packaging Group)(10)(14)(25)	First lien senior secured revolving loan	S +	6.25%	5/2028	40	39	40	—%
Pregis Topco LLC(13)(25)	Second lien senior secured loan	S +	6.91%	8/2029	160,000	157,962	160,000	2.7%
						179,122	181,148	3.1%
Distribution
ABB/Con-cise Optical Group LLC(14)(25)	First lien senior secured loan	S +	7.50%	2/2028	63,778	63,055	61,387	1.0%
BradyIFS Holdings, LLC (fka Individual Foodservice Holdings, LLC)(14)(25)	First lien senior secured loan	S +	6.00%	10/2029	141,972	140,583	140,481	2.3%
BradyIFS Holdings, LLC (fka Individual Foodservice Holdings, LLC)(10)(14)(22)(25)	First lien senior secured delayed draw term loan	S +	6.00%	10/2025	3,833	3,720	3,787	0.1%
BradyIFS Holdings, LLC (fka Individual Foodservice Holdings, LLC)(10)(21)(25)	First lien senior secured revolving loan	S +	6.00%	10/2029	—	(117)	(126)	—%
Endries Acquisition, Inc.(14)(25)	First lien senior secured loan	S +	5.25%	12/2028	81,889	81,278	81,275	1.3%
Endries Acquisition, Inc.(10)(21)(22)(25)	First lien senior secured delayed draw term loan	S +	5.25%	6/2024	—	(152)	(153)	—%
Endries Acquisition, Inc.(10)(21)(22)(25)	First lien senior secured delayed draw term loan	S +	5.25%	12/2025	—	(58)	(59)	—%
Offen, Inc.(13)(25)	First lien senior secured loan	S +	5.00%	6/2026	18,641	18,569	18,641	0.3%
						306,878	305,233	5.0%
Education
Pluralsight, LLC(14)(25)	First lien senior secured loan	S +	8.00%	4/2027	99,450	98,803	96,218	1.6%
Pluralsight, LLC(10)(14)(25)	First lien senior secured revolving loan	S +	8.00%	4/2027	4,845	4,811	4,642	0.1%
						103,614	100,860	1.7%
Financial services
Blackhawk Network Holdings, Inc.(13)(25)	Second lien senior secured loan	S +	7.00%	6/2026	106,400	106,016	106,400	1.8%
Blend Labs, Inc.(13)(25)	First lien senior secured loan	S +	7.50%	6/2026	42,000	41,426	40,950	0.7%
Finastra USA, Inc.(15)(25)(27)	First lien senior secured loan	S +	7.25%	9/2029	89,247	88,488	88,354	1.5%
Finastra USA, Inc.(10)(13)(25)(27)	First lien senior secured revolving loan	S +	7.25%	9/2029	2,450	2,358	2,358	—%

Blue Owl Capital Corporation
Consolidated Schedule of Investments
As of December 31, 2023
(Amounts in thousands, except share amounts)

Company(1)(4)(8)(31)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(2)(3)	Fair Value	Percentage of Net Assets
KRIV Acquisition Inc. (dba Riveron)(14)(25)	First lien senior secured loan	S +	6.25%	7/2029	6,333	6,154	6,159	0.1%
KRIV Acquisition Inc. (dba Riveron)(10)(21)(22)(25)	First lien senior secured delayed draw term loan	S +	6.25%	7/2025	—	(13)	(12)	—%
KRIV Acquisition Inc. (dba Riveron)(10)(21)(25)	First lien senior secured revolving loan	S +	6.25%	7/2029	—	(23)	(23)	—%
NMI Acquisitionco, Inc. (dba Network Merchants)(13)(25)	First lien senior secured loan	S +	5.75%	9/2025	36,383	36,167	36,202	0.6%
NMI Acquisitionco, Inc. (dba Network Merchants)(10)(21)(25)	First lien senior secured revolving loan	S +	5.75%	9/2025	—	(8)	(8)	—%
Smarsh Inc.(14)(25)	First lien senior secured loan	S +	5.75%	2/2029	762	756	760	—%
Smarsh Inc.(10)(14)(22)(25)	First lien senior secured delayed draw term loan	S +	5.75%	2/2024	95	94	95	—%
Smarsh Inc.(10)(25)	First lien senior secured revolving loan	S +	5.75%	2/2029	—	—	—	—%
						281,415	281,235	4.7%
Food and beverage
Balrog Acquisition, Inc. (dba Bakemark)(13)(25)	Second lien senior secured loan	S +	7.00%	9/2029	22,000	21,855	21,725	0.4%
Blast Bidco Inc. (dba Bazooka Candy Brands)(14)(25)	First lien senior secured loan	S +	6.00%	10/2030	29,552	28,830	28,813	0.5%
Blast Bidco Inc. (dba Bazooka Candy Brands)(10)(21)(25)	First lien senior secured revolving loan	S +	6.00%	10/2029	—	(83)	(86)	—%
BP Veraison Buyer, LLC (dba Sun World)(14)(25)	First lien senior secured loan	S +	5.50%	5/2027	67,986	67,463	67,986	1.1%
BP Veraison Buyer, LLC (dba Sun World)(10)(21)(25)	First lien senior secured revolving loan	S +	5.50%	5/2027	—	(61)	—	—%
H-Food Holdings, LLC(14)(25)	Second lien senior secured loan	S +	7.00%	3/2026	121,800	120,730	79,779	1.3%
Hissho Sushi Merger Sub, LLC(14)(25)	First lien senior secured loan	S +	5.50%	5/2028	892	885	892	—%
Hissho Sushi Merger Sub, LLC(10)(21)(25)	First lien senior secured revolving loan	S +	5.50%	5/2028	—	(1)	—	—%
Innovation Ventures HoldCo, LLC (dba 5 Hour Energy)(13)(25)	First lien senior secured loan	S +	6.25%	3/2027	125,000	123,403	123,439	2.1%
Nellson Nutraceutical, LLC(14)(25)	First lien senior secured loan	S +	5.75%	12/2025	25,786	25,731	25,334	0.4%
The Better Being Co., LLC (fka Nutraceutical International Corporation)(13)(25)	First lien senior secured loan	S +	7.50%	9/2026	194,819	193,385	175,337	2.9%
The Better Being Co., LLC (fka Nutraceutical International Corporation)(10)(13)(25)	First lien senior secured revolving loan	S +	7.50%	9/2026	8,795	8,724	7,372	0.1%
Ole Smoky Distillery, LLC(13)(25)	First lien senior secured loan	S +	5.50%	3/2028	868	855	855	—%
Ole Smoky Distillery, LLC(10)(21)(25)	First lien senior secured revolving loan	S +	5.50%	3/2028	—	(2)	(2)	—%

Blue Owl Capital Corporation
Consolidated Schedule of Investments
As of December 31, 2023
(Amounts in thousands, except share amounts)

Company(1)(4)(8)(31)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(2)(3)	Fair Value	Percentage of Net Assets
Recipe Acquisition Corp. (dba Roland Corporation)(14)	Second lien senior secured loan	S +	9.00%	11/2024	32,000	31,993	32,000	0.5%
Rushmore Investment III LLC (dba Winland Foods)(13)(25)	First lien senior secured loan	S +	6.00%	10/2030	149,328	146,982	146,939	2.4%
Sara Lee Frozen Bakery, LLC (fka KSLB Holdings, LLC)(14)(25)	First lien senior secured loan	S +	4.50%	7/2025	43,069	42,846	41,454	0.7%
Sara Lee Frozen Bakery, LLC (fka KSLB Holdings, LLC)(10)(14)(25)	First lien senior secured revolving loan	S +	4.50%	7/2025	3,120	3,120	2,783	—%
Shearer's Foods, LLC(13)(25)	Second lien senior secured loan	S +	7.75%	9/2028	86,400	85,829	86,400	1.4%
Tall Tree Foods, Inc.(11)(14)	First lien senior secured loan	S +	9.25% PIK	3/2024	67,657	59,541	55,816	0.9%
Tall Tree Foods, Inc.(10)(11)(14)	First lien senior secured delayed draw term loan	S +	9.25% PIK	3/2024	4,951	3,017	4,084	0.1%
Ultimate Baked Goods Midco, LLC(13)(25)	First lien senior secured loan	S +	6.25%	8/2027	80,413	79,049	80,413	1.3%
Ultimate Baked Goods Midco, LLC(10)(21)(25)	First lien senior secured revolving loan	S +	6.25%	8/2027	—	(150)	—	—%
						1,043,941	981,333	16.1%
Healthcare equipment and services
Allied Benefit Systems Intermediate LLC(14)(25)	First lien senior secured loan	S +	5.25%	10/2030	845	833	833	—%
Allied Benefit Systems Intermediate LLC(10)(21)(22)(25)	First lien senior secured delayed draw term loan	S +	5.25%	10/2025	—	(1)	(1)	—%
Bamboo US BidCo LLC(14)(25)	First lien senior secured loan	S +	6.00%	9/2030	4,923	4,779	4,775	0.1%
Bamboo US BidCo LLC(18)(25)	First lien senior secured EUR term loan	E +	6.00%	9/2030	€ 3,063	3,148	3,282	0.1%
Bamboo US BidCo LLC(10)(13)(22)(25)	First lien senior secured delayed draw term loan	S +	6.00%	3/2025	53	41	40	—%
Bamboo US BidCo LLC(10)(21)(25)	First lien senior secured revolving loan	S +	6.00%	10/2029	—	(29)	(31)	—%
Confluent Medical Technologies, Inc.(14)(25)	Second lien senior secured loan	S +	6.50%	2/2030	1,000	984	993	—%
CSC MKG Topco LLC (dba Medical Knowledge Group)(13)(25)	First lien senior secured loan	S +	5.75%	2/2029	1,262	1,242	1,243	—%
Medline Borrower, LP(10)(21)(25)	First lien senior secured revolving loan	S +	3.00%	10/2026	—	(91)	(72)	—%

Blue Owl Capital Corporation
Consolidated Schedule of Investments
As of December 31, 2023
(Amounts in thousands, except share amounts)

Company(1)(4)(8)(31)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(2)(3)	Fair Value	Percentage of Net Assets
Nelipak Holding Company(14)(25)	First lien senior secured loan	S +	4.25%	7/2026	2,262	2,243	2,262	—%
Nelipak Holding Company(14)(25)	Second lien USD senior secured loan	S +	8.25%	7/2027	67,006	66,464	67,006	1.1%
Nelipak Holding Company(10)(13)(25)	First lien senior secured USD revolving loan	S +	4.25%	7/2026	2,010	1,995	2,010	—%
Nelipak Holding Company(10)(17)(25)	First lien senior secured EUR revolving loan	E +	4.50%	7/2026	€ 1,474	1,471	1,628	—%
Nelipak Holding Company(18)(25)	Second lien EUR senior secured loan	E +	8.50%	7/2027	€ 60,100	66,718	66,224	1.1%
Packaging Coordinators Midco, Inc.(13)(25)	Second lien senior secured loan	S +	7.00%	12/2029	196,044	193,136	195,553	3.2%
Patriot Acquisition TopCo S.A.R.L (dba Corza Health, Inc.)(13)(25)(27)	First lien senior secured loan	S +	6.75%	1/2028	133,996	132,569	133,661	2.2%
Patriot Acquisition TopCo S.A.R.L (dba Corza Health, Inc.)(10)(14)(25)(27)	First lien senior secured revolving loan	S +	6.75%	1/2026	2,901	2,784	2,867	—%
PerkinElmer U.S. LLC(13)(25)	First lien senior secured loan	S +	6.75%	3/2029	909	893	909	—%
PerkinElmer U.S. LLC(13)(25)	First lien senior secured loan	S +	5.75%	3/2029	14,624	14,477	14,477	0.2%
Rhea Parent, Inc.(14)(25)	First lien senior secured loan	S +	5.50%	2/2029	762	750	758	—%
						494,406	498,417	8.0%
Healthcare providers and services
Covetrus, Inc.(14)(25)	Second lien senior secured loan	S +	9.25%	10/2030	5,000	4,907	4,988	0.1%
Diagnostic Services Holdings, Inc. (dba Rayus Radiology)(13)(25)	First lien senior secured loan	S +	5.50%	3/2025	995	995	992	—%
Engage Debtco Limited(14)(25)(27)	First lien senior secured loan	S +	5.75% (2.25% PIK)	7/2029	1,007	986	988	—%
KWOL Acquisition Inc. (dba Worldwide Clinical Trials)(15)(25)	First lien senior secured loan	S +	6.25%	12/2029	61,659	60,447	60,438	1.0%
KWOL Acquisition Inc. (dba Worldwide Clinical Trials)(10)(15)(25)	First lien senior secured revolving loan	S +	6.25%	12/2029	2,512	2,347	2,346	—%
National Dentex Labs LLC (fka Barracuda Dental LLC)(14)(25)	First lien senior secured loan	S +	8.00% (3.00% PIK)	4/2026	108,201	107,517	106,307	1.8%
National Dentex Labs LLC (fka Barracuda Dental LLC)(10)(13)(25)	First lien senior secured revolving loan	S +	7.00%	4/2026	7,024	6,935	6,860	0.1%
Natural Partners, LLC(14)(25)(27)	First lien senior secured loan	S +	4.50%	11/2027	915	902	910	—%
Natural Partners, LLC(10)(21)(25)(27)	First lien senior secured revolving loan	S +	4.50%	11/2027	—	(1)	—	—%

Blue Owl Capital Corporation
Consolidated Schedule of Investments
As of December 31, 2023
(Amounts in thousands, except share amounts)

Company(1)(4)(8)(31)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(2)(3)	Fair Value	Percentage of Net Assets
OB Hospitalist Group, Inc.(14)(25)	First lien senior secured loan	S +	5.50%	9/2027	93,829	92,552	92,656	1.5%
OB Hospitalist Group, Inc.(10)(13)(25)	First lien senior secured revolving loan	S +	5.50%	9/2027	5,857	5,669	5,668	0.1%
Ex Vivo Parent Inc. (dba OB Hospitalist)(13)(25)	First lien senior secured loan	S +	9.75% PIK	9/2028	68,623	67,739	67,251	1.1%
Pacific BidCo Inc.(15)(25)(27)	First lien senior secured loan	S +	5.75% (3.20% PIK)	8/2029	31,463	30,805	31,149	0.5%
Pacific BidCo Inc.(10)(21)(22)(25)(27)	First lien senior secured delayed draw term loan	S +	5.75%	8/2025	—	(34)	—	—%
PetVet Care Centers, LLC(13)(25)	First lien senior secured loan	S +	6.00%	11/2030	108,208	107,140	107,072	1.8%
PetVet Care Centers, LLC(10)(21)(22)(25)	First lien senior secured delayed draw term loan	S +	6.00%	11/2025	—	(69)	(7)	—%
PetVet Care Centers, LLC(10)(21)(25)	First lien senior secured revolving loan	S +	6.00%	11/2029	—	(158)	(156)	—%
Phoenix Newco, Inc. (dba Parexel)(13)(25)	Second lien senior secured loan	S +	6.50%	11/2029	190,000	188,478	190,000	3.2%
Plasma Buyer LLC (dba PathGroup)(14)(25)	First lien senior secured loan	S +	5.75%	5/2029	672	661	659	—%
Plasma Buyer LLC (dba PathGroup)(10)(21)(22)(25)	First lien senior secured delayed draw term loan	S +	5.75%	5/2024	—	(1)	(2)	—%
Plasma Buyer LLC (dba PathGroup)(10)(14)(25)	First lien senior secured revolving loan	S +	5.75%	5/2028	25	24	24	—%
PPV Intermediate Holdings, LLC(14)(25)	First lien senior secured loan	S +	5.75%	8/2029	933	917	921	—%
PPV Intermediate Holdings, LLC(10)(22)(25)	First lien senior secured delayed draw term loan	S +	6.00%	9/2025	—	—	—	—%
PPV Intermediate Holdings, LLC(10)(21)(25)	First lien senior secured revolving loan	S +	5.75%	8/2029	—	(1)	(1)	—%
Premier Imaging, LLC (dba LucidHealth)(14)(25)	First lien senior secured loan	S +	6.00%	1/2025	42,600	42,429	41,322	0.7%
Quva Pharma, Inc.(13)(25)	First lien senior secured loan	S +	5.50%	4/2028	39,100	38,304	38,807	0.6%
Quva Pharma, Inc.(10)(21)(25)	First lien senior secured revolving loan	S +	5.50%	4/2026	—	(55)	(30)	—%
Tivity Health, Inc.(14)(25)	First lien senior secured loan	S +	6.00%	6/2029	988	967	980	—%
Unified Women's Healthcare, LP(13)(25)	First lien senior secured loan	S +	5.50%	6/2029	10,902	10,823	10,902	0.2%
Unified Women's Healthcare, LP(10)(21)(22)(25)	First lien senior secured delayed draw term loan	S +	5.50%	10/2025	—	(55)	—	—%
Unified Women's Healthcare, LP(10)(21)(25)	First lien senior secured revolving loan	S +	5.50%	6/2029	—	(1)	—	—%
Vermont Aus Pty Ltd(14)(25)(27)	First lien senior secured loan	S +	5.50%	3/2028	983	964	973	—%
XRL 1 LLC (dba XOMA)(25)(30)	First lien senior secured loan		9.88%	12/2038	32,500	31,812	31,769	0.5%

Blue Owl Capital Corporation
Consolidated Schedule of Investments
As of December 31, 2023
(Amounts in thousands, except share amounts)

Company(1)(4)(8)(31)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(2)(3)	Fair Value	Percentage of Net Assets
XRL 1 LLC (dba XOMA)(10)(21)(22)(25)(30)	First lien senior secured delayed draw term loan		9.88%	12/2025	—	(37)	(56)	—%
						803,908	803,730	13.2%
Healthcare technology
BCPE Osprey Buyer, Inc. (dba PartsSource)(14)(25)	First lien senior secured loan	S +	5.75%	8/2028	117,584	116,205	116,114	1.9%
BCPE Osprey Buyer, Inc. (dba PartsSource)(10)(21)(22)(25)	First lien senior secured delayed draw term loan	S +	5.75%	10/2025	—	(244)	(64)	—%
BCPE Osprey Buyer, Inc. (dba PartsSource)(10)(13)(25)	First lien senior secured revolving loan	S +	5.75%	8/2026	3,688	3,580	3,540	0.1%
GI Ranger Intermediate, LLC (dba Rectangle Health)(14)(25)	First lien senior secured loan	S +	5.75%	10/2028	4,539	4,471	4,471	0.1%
GI Ranger Intermediate, LLC (dba Rectangle Health)(10)(14)(25)	First lien senior secured revolving loan	S +	5.75%	10/2027	221	216	216	—%
Imprivata, Inc.(14)(25)	Second lien senior secured loan	S +	6.25%	12/2028	882	874	882	—%
Indikami Bidco, LLC (dba IntegriChain)(13)(25)	First lien senior secured loan	S +	6.00%	12/2030	12,677	12,392	12,391	0.2%
Indikami Bidco, LLC (dba IntegriChain)(10)(21)(22)(25)	First lien senior secured delayed draw term loan	S +	6.00%	12/2025	—	(18)	(14)	—%
Indikami Bidco, LLC (dba IntegriChain)(10)(21)(25)	First lien senior secured revolving loan	S +	6.00%	6/2030	—	(35)	(36)	—%
Ocala Bidco, Inc.(13)(25)	First lien senior secured loan	S +	6.25% (2.75% PIK)	11/2028	188,359	185,022	186,005	3.1%
Ocala Bidco, Inc.(10)(21)(22)(25)	First lien senior secured delayed draw term loan	S +	5.75%	5/2024	—	(166)	—	—%
Ocala Bidco, Inc.(13)(25)	Second lien senior secured loan	S +	10.50% PIK	11/2033	113,351	111,794	112,217	1.9%
Intelerad Medical Systems Incorporated (fka 11849573 Canada Inc.)(14)(25)(27)	First lien senior secured loan	S +	6.50%	8/2026	116,603	115,847	113,397	1.9%
Intelerad Medical Systems Incorporated (fka 11849573 Canada Inc.)(14)(25)(27)	First lien senior secured revolving loan	S +	6.50%	8/2026	8,135	8,070	7,911	0.1%
Interoperability Bidco, Inc. (dba Lyniate)(14)(25)	First lien senior secured loan	S +	7.00%	12/2026	65,785	65,502	64,799	1.1%
Interoperability Bidco, Inc. (dba Lyniate)(10)(14)(25)	First lien senior secured revolving loan	S +	7.00%	12/2024	2,212	2,187	2,133	—%
						625,697	623,962	10.4%
Household products
Aptive Environmental, LLC(25)(30)	First lien senior secured loan		12.00% (6.00% PIK)	1/2026	12,987	11,578	13,311	0.2%
HGH Purchaser, Inc. (dba Horizon Services)(14)(25)	First lien senior secured loan	S +	6.50%	11/2025	187,693	186,635	185,815	3.1%
HGH Purchaser, Inc. (dba Horizon Services)(10)(14)(25)	First lien senior secured revolving loan	S +	6.50%	11/2025	16,383	16,304	16,217	0.3%

Blue Owl Capital Corporation
Consolidated Schedule of Investments
As of December 31, 2023
(Amounts in thousands, except share amounts)

Company(1)(4)(8)(31)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(2)(3)	Fair Value	Percentage of Net Assets
Mario Purchaser, LLC (dba Len the Plumber)(13)(25)	First lien senior secured loan	S +	5.75%	4/2029	12,911	12,700	12,846	0.2%
Mario Purchaser, LLC (dba Len the Plumber)(10)(13)(22)(25)	First lien senior secured delayed draw term loan	S +	5.75%	4/2024	3,143	3,064	3,127	0.1%
Mario Purchaser, LLC (dba Len the Plumber)(10)(13)(25)	First lien senior secured revolving loan	S +	5.75%	4/2028	414	394	407	—%
Mario Midco Holdings, Inc. (dba Len the Plumber)(13)(25)	Unsecured facility	S +	10.75% PIK	4/2032	4,786	4,684	4,750	0.1%
SimpliSafe Holding Corporation(13)(25)	First lien senior secured loan	S +	6.25%	5/2028	6,080	5,986	6,019	0.1%
SimpliSafe Holding Corporation(10)(13)(22)(25)	First lien senior secured delayed draw term loan	S +	6.25%	5/2024	205	197	203	—%
						241,542	242,695	4.1%
Human resource support services
Cornerstone OnDemand, Inc.(13)(25)	Second lien senior secured loan	S +	6.50%	10/2029	115,833	114,458	108,883	1.8%
IG Investments Holdings, LLC (dba Insight Global)(14)(25)	First lien senior secured loan	S +	6.00%	9/2028	49,878	49,142	49,504	0.8%
IG Investments Holdings, LLC (dba Insight Global)(10)(21)(25)	First lien senior secured revolving loan	S +	6.00%	9/2027	—	(49)	(30)	—%
						163,551	158,357	2.6%
Infrastructure and environmental services
GI Apple Midco LLC (dba Atlas Technical Consultants)(13)(25)	First lien senior secured loan	S +	6.75%	4/2030	726	713	716	—%
GI Apple Midco LLC (dba Atlas Technical Consultants)(10)(13)(22)(25)	First lien senior secured delayed draw term loan	S +	6.75%	4/2025	17	16	17	—%
GI Apple Midco LLC (dba Atlas Technical Consultants)(10)(13)(25)	First lien senior secured revolving loan	S +	6.75%	4/2029	62	60	60	—%
LineStar Integrity Services LLC(15)(25)	First lien senior secured loan	S +	7.25%	2/2026	51,732	51,922	49,016	0.8%
LineStar Integrity Services LLC(14)(25)	First lien senior secured revolving loan	S +	7.25%	2/2026	9,903	9,736	9,383	0.2%
Tamarack Intermediate, L.L.C. (dba Verisk 3E)(14)(25)	First lien senior secured loan	S +	5.75%	3/2028	866	854	856	—%
Tamarack Intermediate, L.L.C. (dba Verisk 3E)(10)(14)(22)(25)	First lien senior secured delayed draw term loan	S +	5.75%	10/2025	32	30	31	—%
Tamarack Intermediate, L.L.C. (dba Verisk 3E)(10)(21)(25)	First lien senior secured revolving loan	S +	5.75%	3/2028	—	(2)	(2)	—%
						63,329	60,077	1.0%

Blue Owl Capital Corporation
Consolidated Schedule of Investments
As of December 31, 2023
(Amounts in thousands, except share amounts)

Company(1)(4)(8)(31)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(2)(3)	Fair Value	Percentage of Net Assets
Insurance
Alera Group, Inc.(13)(25)	First lien senior secured loan	S +	6.00%	10/2028	34,461	33,891	34,461	0.6%
AmeriLife Holdings LLC(13)(25)	First lien senior secured loan	S +	5.75%	8/2029	720	708	716	—%
AmeriLife Holdings LLC(10)(14)(22)(25)	First lien senior secured delayed draw term loan	S +	5.75%	9/2024	150	147	149	—%
AmeriLife Holdings LLC(10)(21)(22)(25)	First lien senior secured delayed draw term loan	S +	5.75%	10/2025	—	(1)	—	—%
AmeriLife Holdings LLC(10)(21)(25)	First lien senior secured revolving loan	S +	5.75%	8/2028	—	(1)	—	—%
Ardonagh Midco 3 PLC(15)(25)(27)	First lien senior secured USD term loan	S +	6.00%	7/2026	26,784	26,482	26,784	0.4%
Ardonagh Midco 3 PLC(19)(25)(27)	First lien senior secured EUR term loan	E +	7.25%	7/2026	€ 9,135	10,102	10,090	0.2%
Ardonagh Midco 3 PLC(20)(25)(27)	First lien senior secured GBP term loan	SA +	7.25%	7/2026	£86,659	107,692	110,472	1.8%
Ardonagh Midco 3 PLC(19)(25)(27)	First lien senior secured EUR delayed draw term loan	E +	6.00%	7/2026	€ 8,149	11,038	10,389	0.2%
Ardonagh Midco 2 PLC(6)(25)(27)(30)	Unsecured notes		11.50%	1/2027	11,912	11,860	11,793	0.2%
Brightway Holdings, LLC(15)(25)	First lien senior secured loan	S +	6.50%	12/2027	26,372	26,135	25,845	0.4%
Brightway Holdings, LLC(10)(14)(25)	First lien senior secured revolving loan	S +	6.50%	12/2027	1,421	1,395	1,358	—%
Evolution BuyerCo, Inc. (dba SIAA)(14)(25)	First lien senior secured loan	S +	6.25%	4/2028	140,280	138,911	139,228	2.3%
Evolution BuyerCo, Inc. (dba SIAA)(10)(21)(22)(25)	First lien senior secured delayed draw term loan	S +	6.25%	12/2025	—	(119)	—	—%
Evolution BuyerCo, Inc. (dba SIAA)(10)(21)(25)	First lien senior secured revolving loan	S +	6.25%	4/2027	—	(85)	(80)	—%
Integrity Marketing Acquisition, LLC(14)(25)	First lien senior secured loan	S +	5.83%	8/2025	157,494	157,095	157,494	2.6%
Integrity Marketing Acquisition, LLC(10)(14)(22)(25)	First lien senior secured delayed draw term loan	S +	6.00%	2/2025	4,087	3,809	4,087	0.1%
Integrity Marketing Acquisition, LLC(10)(21)(25)	First lien senior secured revolving loan	S +	6.50%	8/2026	—	(57)	—	—%
Norvax, LLC (dba GoHealth)(14)(25)	First lien senior secured loan	S +	7.50%	9/2025	74,319	73,233	73,390	1.2%
Norvax, LLC (dba GoHealth)(10)(21)(25)	First lien senior secured revolving loan	S +	6.50%	9/2024	—	(26)	(153)	—%

Blue Owl Capital Corporation
Consolidated Schedule of Investments
As of December 31, 2023
(Amounts in thousands, except share amounts)

Company(1)(4)(8)(31)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(2)(3)	Fair Value	Percentage of Net Assets
Peter C. Foy & Associates Insurance Services, LLC (dba PCF Insurance Services)(13)(25)	First lien senior secured loan	S +	6.00%	11/2028	109,740	108,925	109,466	1.8%
Peter C. Foy & Associates Insurance Services, LLC (dba PCF Insurance Services)(10)(21)(25)	First lien senior secured revolving loan	S +	6.00%	11/2027	—	(39)	(15)	—%
PCF Midco II, LLC (dba PCF Insurance Services)(25)(30)	First lien senior secured loan		9.00% PIK	10/2031	144,229	134,527	134,133	2.2%
Summit Acquisition Inc. (dba K2 Insurance Services)(14)(25)	First lien senior secured loan	S +	6.75%	5/2030	732	711	715	—%
Summit Acquisition Inc. (dba K2 Insurance Services)(10)(21)(22)(25)	First lien senior secured delayed draw term loan	S +	6.75%	11/2024	—	(2)	(1)	—%
Summit Acquisition Inc. (dba K2 Insurance Services)(10)(21)(25)	First lien senior secured revolving loan	S +	6.75%	5/2029	—	(2)	(2)	—%
Tempo Buyer Corp. (dba Global Claims Services)(14)(25)	First lien senior secured loan	S +	5.50%	8/2028	1,067	1,051	1,059	—%
Tempo Buyer Corp. (dba Global Claims Services)(10)(16)(25)	First lien senior secured revolving loan	P +	4.00%	8/2027	49	47	48	—%
THG Acquisition, LLC (dba Hilb)(13)(25)	First lien senior secured loan	S +	5.75%	12/2026	73,974	73,095	73,605	1.2%
THG Acquisition, LLC (dba Hilb)(10)(13)(25)	First lien senior secured revolving loan	S +	5.75%	12/2025	1,913	1,839	1,870	—%
USRP Holdings, Inc. (dba U.S. Retirement and Benefits Partners)(15)(25)	First lien senior secured loan	S +	5.75%	7/2027	38,403	37,900	38,115	0.6%
USRP Holdings, Inc. (dba U.S. Retirement and Benefits Partners)(10)(21)(25)	First lien senior secured revolving loan	S +	5.75%	7/2027	—	(50)	(32)	—%
KUSRP Intermediate, Inc. (dba U.S. Retirement and Benefits Partners)(14)(25)	First lien senior secured loan	S +	10.50% PIK	7/2030	35,462	35,086	35,374	0.6%
						995,297	1,000,358	16.4%
Internet software and services
3ES Innovation Inc. (dba Aucerna)(14)(25)(27)	First lien senior secured loan	S +	6.75%	5/2025	60,011	59,776	60,011	1.0%
3ES Innovation Inc. (dba Aucerna)(10)(13)(25)(27)	First lien senior secured revolving loan	S +	6.75%	5/2025	2,550	2,539	2,550	—%
Anaplan, Inc.(14)(25)	First lien senior secured loan	S +	6.50%	6/2029	135,082	133,951	135,082	2.2%
Anaplan, Inc.(10)(21)(25)	First lien senior secured revolving loan	S +	6.50%	6/2028	—	(72)	—	—%
Armstrong Bidco Limited (dba The Access Group)(20)(25)(27)	First lien senior secured loan	SA +	5.25%	6/2029	£2,960	3,565	3,745	0.1%
Bayshore Intermediate #2, L.P. (dba Boomi)(14)(25)	First lien senior secured loan	S +	7.50% PIK	10/2028	105,618	104,210	104,298	1.7%
Bayshore Intermediate #2, L.P. (dba Boomi)(10)(14)(25)	First lien senior secured revolving loan	S +	6.50%	10/2027	1,383	1,285	1,296	—%
BCTO BSI Buyer, Inc. (dba Buildertrend)(14)(25)	First lien senior secured loan	S +	7.50% PIK	12/2026	56,210	55,879	56,210	0.9%
BCTO BSI Buyer, Inc. (dba Buildertrend)(10)(21)(25)	First lien senior secured revolving loan	S +	7.50%	12/2026	—	(63)	—	—%

Blue Owl Capital Corporation
Consolidated Schedule of Investments
As of December 31, 2023
(Amounts in thousands, except share amounts)

Company(1)(4)(8)(31)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(2)(3)	Fair Value	Percentage of Net Assets
Catalis Intermediate, Inc. (fka GovBrands Intermediate, Inc.)(14)(25)	First lien senior secured loan	S +	5.50%	8/2027	12,794	12,586	12,347	0.2%
Catalis Intermediate, Inc. (fka GovBrands Intermediate, Inc.)(10)(14)(25)	First lien senior secured revolving loan	S +	5.50%	8/2027	273	261	245	—%
Crewline Buyer, Inc. (dba New Relic)(14)(25)	First lien senior secured loan	S +	6.75%	11/2030	106,201	104,631	104,608	1.7%
Crewline Buyer, Inc. (dba New Relic)(10)(21)(25)	First lien senior secured revolving loan	S +	6.75%	11/2030	—	(162)	(166)	—%
Delinea Buyer, Inc. (f/k/a Centrify)(14)(25)	First lien senior secured loan	S +	5.75%	3/2028	65,556	64,460	65,228	1.1%
Delinea Buyer, Inc. (f/k/a Centrify)(10)(21)(25)	First lien senior secured revolving loan	S +	5.75%	3/2027	—	(106)	(34)	—%
CivicPlus, LLC(14)(25)	First lien senior secured loan	S +	6.50% (2.50% PIK)	8/2027	35,581	35,337	35,581	0.6%
CivicPlus, LLC(10)(13)(25)	First lien senior secured revolving loan	S +	6.00%	8/2027	917	900	917	—%
CP PIK DEBT ISSUER, LLC (dba CivicPlus, LLC)(13)(25)	Unsecured notes	S +	11.75% PIK	6/2034	21,248	20,807	21,195	0.4%
Coupa Holdings, LLC(13)(25)	First lien senior secured loan	S +	7.50%	2/2030	785	767	770	—%
Coupa Holdings, LLC(10)(21)(22)(25)	First lien senior secured delayed draw term loan	S +	7.50%	8/2024	—	(1)	(1)	—%
Coupa Holdings, LLC(10)(21)(25)	First lien senior secured revolving loan	S +	7.50%	2/2029	—	(1)	(1)	—%
Delta TopCo, Inc. (dba Infoblox, Inc.)(14)(25)	Second lien senior secured loan	S +	7.25%	12/2028	15,000	14,948	15,000	0.2%
EET Buyer, Inc. (dba e-Emphasys)(14)(25)	First lien senior secured loan	S +	6.50%	11/2027	4,466	4,435	4,466	0.1%
EET Buyer, Inc. (dba e-Emphasys)(10)(15)(25)	First lien senior secured revolving loan	S +	6.50%	11/2027	91	88	91	—%
Forescout Technologies, Inc.(14)(25)	First lien senior secured loan	S +	8.00%	8/2026	71,854	71,496	72,213	1.2%
Forescout Technologies, Inc.(10)(21)(22)(25)	First lien senior secured delayed draw term loan	S +	8.00%	7/2024	—	(155)	—	—%
Forescout Technologies, Inc.(10)(21)(25)	First lien senior secured revolving loan	S +	8.00%	8/2026	—	(30)	—	—%
Genesis Acquisition Co. (dba Procare Software)(14)(25)	First lien senior secured loan	S +	5.00%	7/2025	17,755	17,716	17,755	0.3%
Genesis Acquisition Co. (dba Procare Software)(14)(25)	First lien senior secured revolving loan	S +	5.00%	7/2025	2,637	2,632	2,637	—%
Granicus, Inc.(14)(25)	First lien senior secured loan	S +	5.50%	1/2027	15,954	15,740	15,913	0.3%
Granicus, Inc.(10)(14)(25)	First lien senior secured revolving loan	S +	6.50%	1/2027	248	233	245	—%

Blue Owl Capital Corporation
Consolidated Schedule of Investments
As of December 31, 2023
(Amounts in thousands, except share amounts)

Company(1)(4)(8)(31)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(2)(3)	Fair Value	Percentage of Net Assets
H&F Opportunities LUX III S.À R.L (dba Checkmarx)(13)(25)(27)	First lien senior secured loan	S +	7.50%	4/2026	51,567	50,874	51,567	0.9%
H&F Opportunities LUX III S.À R.L (dba Checkmarx)(10)(21)(25)(27)	First lien senior secured revolving loan	S +	7.50%	4/2026	—	(186)	—	—%
Hyland Software, Inc.(13)(25)	First lien senior secured loan	S +	6.00%	9/2030	53,168	52,393	52,371	0.9%
Hyland Software, Inc.(10)(21)(25)	First lien senior secured revolving loan	S +	6.00%	9/2029	—	(36)	(38)	—%
Litera Bidco LLC(13)(25)	First lien senior secured loan	S +	5.67%	5/2026	147,158	146,213	147,158	2.4%
Litera Bidco LLC(10)(21)(25)	First lien senior secured revolving loan	S +	5.25%	5/2026	—	(18)	—	—%
MessageBird BidCo B.V.(13)(25)(27)	First lien senior secured loan	S +	6.75%	4/2027	38,500	37,969	38,404	0.6%
MINDBODY, Inc.(14)(25)	First lien senior secured loan	S +	7.00%	2/2025	65,229	65,056	64,902	1.1%
MINDBODY, Inc.(10)(21)(25)	First lien senior secured revolving loan	S +	7.00%	2/2025	—	(11)	(30)	—%
Ministry Brands Holdings, LLC(13)(25)	First lien senior secured loan	S +	5.50%	12/2028	764	752	749	—%
Ministry Brands Holdings, LLC(10)(13)(25)	First lien senior secured revolving loan	S +	5.50%	12/2027	36	35	35	—%
Proofpoint, Inc.(6)(13)(25)	Second lien senior secured loan	S +	6.25%	8/2029	19,600	19,524	19,747	0.3%
QAD, Inc.(13)(25)	First lien senior secured loan	S +	5.38%	11/2027	26,106	25,742	25,715	0.4%
QAD, Inc.(10)(21)(25)	First lien senior secured revolving loan	S +	5.38%	11/2027	—	(44)	(51)	—%
SailPoint Technologies Holdings, Inc.(13)(25)	First lien senior secured loan	S +	6.00%	8/2029	45,640	44,815	45,298	0.8%
SailPoint Technologies Holdings, Inc.(10)(21)(25)	First lien senior secured revolving loan	S +	6.00%	8/2028	—	(67)	(33)	—%
Securonix, Inc.(14)(25)	First lien senior secured loan	S +	6.00%	4/2028	847	841	794	—%
Securonix, Inc.(10)(21)(25)	First lien senior secured revolving loan	S +	6.00%	4/2028	—	(1)	(10)	—%
Sitecore Holding III A/S(15)(25)	First lien senior secured loan	S +	7.75% (4.25% PIK)	3/2029	3,998	3,968	3,968	0.1%
Sitecore Holding III A/S(19)(25)	First lien senior secured EUR term loan	E +	7.75% (4.25% PIK)	3/2029	€23,489	24,569	25,753	0.4%
Sitecore USA, Inc.(15)(25)	First lien senior secured loan	S +	7.75% (4.25% PIK)	3/2029	24,103	23,925	23,923	0.4%
Thunder Purchaser, Inc. (dba Vector Solutions)(14)(25)	First lien senior secured loan	S +	5.75%	6/2028	68,642	68,169	68,301	1.1%
Thunder Purchaser, Inc. (dba Vector Solutions)(10)(14)(25)	First lien senior secured revolving loan	S +	5.75%	6/2027	3,235	3,197	3,208	0.1%

Blue Owl Capital Corporation
Consolidated Schedule of Investments
As of December 31, 2023
(Amounts in thousands, except share amounts)

Company(1)(4)(8)(31)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(2)(3)	Fair Value	Percentage of Net Assets
When I Work, Inc.(14)(25)	First lien senior secured loan	S +	7.00% PIK	11/2027	5,579	5,544	5,481	0.1%
When I Work, Inc.(10)(21)(25)	First lien senior secured revolving loan	S +	6.00%	11/2027	—	(6)	(16)	—%
Zendesk, Inc.(14)(25)	First lien senior secured loan	S +	6.25% (3.25% PIK)	11/2028	71,217	70,030	70,327	1.2%
Zendesk, Inc.(10)(21)(22)(25)	First lien senior secured delayed draw term loan	S +	6.25%	11/2024	—	(524)	(43)	—%
Zendesk, Inc.(10)(21)(25)	First lien senior secured revolving loan	S +	6.25%	11/2028	—	(116)	(89)	—%
						1,370,259	1,379,592	22.8%
Leisure and entertainment
Troon Golf, L.L.C.(14)(25)	First lien senior secured loan	S +	5.50%	8/2027	237,703	236,920	236,515	3.9%
Troon Golf, L.L.C.(10)(21)(25)	First lien senior secured revolving loan	S +	5.50%	8/2026	—	(56)	(108)	—%
						236,864	236,407	3.9%
Manufacturing
BCPE Watson (DE) ORML, LP(9)(15)(25)(27)	First lien senior secured loan	S +	6.50%	7/2028	15,000	14,879	14,925	0.2%
FARADAY BUYER, LLC (dba MacLean Power Systems)(14)(25)	First lien senior secured loan	S +	6.00%	10/2028	106,024	103,946	103,904	1.7%
FARADAY BUYER, LLC (dba MacLean Power Systems)(10)(21)(22)(25)	First lien senior secured delayed draw term loan	S +	6.00%	11/2025	—	(108)	(111)	—%
Gloves Buyer, Inc. (dba Protective Industrial Products)(13)(25)	Second lien senior secured loan	S +	8.25%	12/2028	29,250	28,724	28,958	0.5%
Helix Acquisition Holdings, Inc. (dba MW Industries)(14)(25)	First lien senior secured loan	S +	7.00%	3/2030	946	920	920	—%
Ideal Tridon Holdings, Inc.(14)(25)	First lien senior secured loan	S +	6.75%	4/2028	27,233	26,509	26,620	0.4%
Ideal Tridon Holdings, Inc.(10)(21)(25)	First lien senior secured revolving loan	S +	6.75%	4/2028	—	(65)	(58)	—%
MHE Intermediate Holdings, LLC (dba OnPoint Group)(14)(25)	First lien senior secured loan	S +	6.00%	7/2027	115,195	114,444	115,195	1.9%
MHE Intermediate Holdings, LLC (dba OnPoint Group)(10)(21)(25)	First lien senior secured revolving loan	S +	6.00%	7/2027	—	(92)	—	—%
PHM Netherlands Midco B.V. (dba Loparex)(14)(25)	First lien senior secured loan	S +	4.50%	7/2026	770	741	624	—%
PHM Netherlands Midco B.V. (dba Loparex)(14)(25)	Second lien senior secured loan	S +	8.75%	7/2027	112,000	107,576	85,680	1.4%
Safety Products/JHC Acquisition Corp. (dba Justrite Safety Group)(13)(25)	First lien senior secured loan	S +	4.50%	6/2026	13,637	13,583	13,262	0.2%

Blue Owl Capital Corporation
Consolidated Schedule of Investments
As of December 31, 2023
(Amounts in thousands, except share amounts)

Company(1)(4)(8)(31)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(2)(3)	Fair Value	Percentage of Net Assets
Sonny's Enterprises, LLC(14)(25)	First lien senior secured loan	S +	6.75%	8/2028	227,576	225,386	227,007	3.8%
Sonny's Enterprises, LLC(10)(14)(22)(25)	First lien senior secured delayed draw term loan	S +	6.75%	11/2024	427	414	424	—%
Sonny's Enterprises, LLC(10)(21)(25)	First lien senior secured revolving loan	S +	6.75%	8/2027	—	(137)	(45)	—%
						636,720	617,305	10.1%
Oil and gas
Project Power Buyer, LLC (dba PEC-Veriforce)(14)(25)	First lien senior secured loan	S +	7.00%	5/2026	44,176	43,928	43,955	0.7%
Project Power Buyer, LLC (dba PEC-Veriforce)(10)(21)(25)	First lien senior secured revolving loan	S +	7.00%	5/2025	—	(9)	(16)	—%
						43,919	43,939	0.7%
Professional services
Apex Group Treasury LLC(14)(25)(27)	Second lien senior secured loan	S +	6.75%	7/2029	44,147	43,571	43,926	0.7%
Apex Service Partners, LLC(14)(25)	First lien senior secured loan	S +	7.00% (2.00% PIK)	10/2030	25,842	25,207	25,196	0.4%
Apex Service Partners, LLC(10)(14)(22)(25)	First lien senior secured delayed draw term loan	S +	7.00%	10/2025	1,374	1,281	1,279	—%
Apex Service Partners, LLC(10)(14)(25)	First lien senior secured revolving loan	S +	6.50%	10/2029	165	115	113	—%
Gerson Lehrman Group, Inc.(14)(25)	First lien senior secured loan	S +	5.25%	12/2024	120,356	120,139	120,356	2.0%
Gerson Lehrman Group, Inc.(10)(21)(25)	First lien senior secured revolving loan	S +	5.25%	12/2024	—	(33)	—	—%
Guidehouse Inc.(13)(25)	First lien senior secured loan	S +	5.75% (2.00% PIK)	12/2030	4,572	4,572	4,549	0.1%
Relativity ODA LLC(13)(25)	First lien senior secured loan	S +	6.50%	5/2027	85,834	85,143	85,834	1.4%
Relativity ODA LLC(10)(21)(25)	First lien senior secured revolving loan	S +	6.50%	5/2027	—	(62)	—	—%
Sensor Technology Topco, Inc. (dba Humanetics)(14)(25)	First lien senior secured loan	S +	7.00% (2.00% PIK)	5/2026	64,361	63,971	64,200	1.1%
Sensor Technology Topco, Inc. (dba Humanetics)(18)(25)	First lien senior secured EUR term loan	E +	7.25% (2.25% PIK)	5/2026	€ 11,601	12,526	12,783	0.2%
Sensor Technology Topco, Inc. (dba Humanetics)(10)(14)(25)	First lien senior secured revolving loan	S +	6.50%	5/2026	3,171	3,137	3,157	0.1%
						359,567	361,393	6.0%

Blue Owl Capital Corporation
Consolidated Schedule of Investments
As of December 31, 2023
(Amounts in thousands, except share amounts)

Company(1)(4)(8)(31)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(2)(3)	Fair Value	Percentage of Net Assets
Specialty retail
Galls, LLC(14)(25)	First lien senior secured loan	S +	6.75%	1/2025	111,930	111,594	111,930	1.9%
Galls, LLC(10)(14)(25)	First lien senior secured revolving loan	S +	6.75%	1/2024	11,401	11,326	11,401	0.2%
Ideal Image Development, LLC(11)(14)(25)	First lien senior secured loan	S +	6.50%	9/2027	13,785	12,497	10,374	0.2%
Ideal Image Development, LLC(10)(11)(14)(25)	First lien senior secured delayed draw term loan	S +	6.50%	2/2024	1,207	439	909	—%
Ideal Image Development, LLC(11)(14)(25)	First lien senior secured revolving loan	S +	6.50%	9/2027	1,829	1,801	1,377	—%
Milan Laser Holdings LLC(13)(25)	First lien senior secured loan	S +	5.00%	4/2027	23,811	23,666	23,811	0.4%
Milan Laser Holdings LLC(10)(21)(25)	First lien senior secured revolving loan	S +	5.00%	4/2026	—	(18)	—	—%
Notorious Topco, LLC (dba Beauty Industry Group)(14)(25)	First lien senior secured loan	S +	6.75%	11/2027	117,685	116,460	110,036	1.8%
Notorious Topco, LLC (dba Beauty Industry Group)(10)(14)(25)	First lien senior secured revolving loan	S +	6.75%	5/2027	638	550	16	—%
The Shade Store, LLC(14)(25)	First lien senior secured loan	S +	6.00%	10/2027	8,909	8,832	8,575	0.1%
The Shade Store, LLC(10)(14)(25)	First lien senior secured revolving loan	S +	6.00%	10/2026	582	575	548	—%
						287,722	278,977	4.6%
Transportation
Lightbeam Bidco, Inc. (dba Lazer Spot)(14)(25)	First lien senior secured loan	S +	6.25%	5/2030	4,524	4,479	4,524	0.1%
Lightbeam Bidco, Inc. (dba Lazer Spot)(10)(21)(25)	First lien senior secured revolving loan	S +	6.25%	5/2029	—	(4)	—	—%
Lytx, Inc.(13)(25)	First lien senior secured loan	S +	6.75%	2/2028	71,005	70,501	70,828	1.2%
Motus Group, LLC(13)(25)	Second lien senior secured loan	S +	6.50%	12/2029	10,810	10,722	10,702	0.2%
						85,698	86,054	1.5%
Total non-controlled/non-affiliated portfolio company debt investments						$10,576,279	$10,443,431	172.8%

Equity Investments
Aerospace and defense
Space Exploration Technologies Corp.(12)(25)(26)	Class A Common Stock		N/A	N/A	46,605	2,556	4,289	0.1%
Space Exploration Technologies Corp.(12)(25)(26)	Class C Common Stock		N/A	N/A	9,360	445	862	—%
						3,001	5,151	0.1%
Asset based lending and fund finance
Amergin Asset Management, LLC(12)(25)(26)(27)	Class A Units		N/A	N/A	50,000,000	1	—	—%
						1	—	—%

Blue Owl Capital Corporation
Consolidated Schedule of Investments
As of December 31, 2023
(Amounts in thousands, except share amounts)

Company(1)(4)(8)(31)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(2)(3)	Fair Value	Percentage of Net Assets
Automotive
CD&R Value Building Partners I, L.P. (dba Belron)(12)(25)(26)(27)	LP Interest		N/A	N/A	32,911	32,911	40,794	0.7%
Metis HoldCo, Inc. (dba Mavis Tire Express Services)(25)(26)(30)	Series A Convertible Preferred Stock		7.00% PIK	N/A	149,692	176,332	180,015	3.0%
						209,243	220,809	3.7%
Buildings and real estate
Associations Finance, Inc.(25)(26)(30)	Preferred Stock		13.50% PIK	N/A	54,800,000	63,058	63,862	1.1%
Dodge Construction Network Holdings, L.P.(12)(25)(26)	Class A-2 Common Units		N/A	N/A	2,181,629	1,859	1,494	—%
Dodge Construction Network Holdings, L.P.(14)(25)(26)	Series A Preferred Units	S +	8.25% PIK	N/A	—	45	32	—%
						64,962	65,388	1.1%
Business services
Denali Holding, LP (dba Summit Companies)(12)(25)(26)	Class A Units		N/A	N/A	337,460	3,431	5,179	0.1%
Hercules Buyer, LLC (dba The Vincit Group)(12)(25)(26)(29)	Common Units		N/A	N/A	2,190,000	2,191	2,452	—%
Knockout Intermediate Holdings I Inc. (dba Kaseya Inc.)(25)(26)(30)	Perpetual Preferred Stock		11.75% PIK	N/A	14,000	15,431	15,688	0.3%
						21,053	23,319	0.4%
Consumer Products
ASP Conair Holdings LP(12)(25)(26)	Class A Units		N/A	N/A	60,714	6,071	5,736	0.1%
						6,071	5,736	0.1%
Financial services
Blend Labs, Inc.(5)(12)(25)	Common stock		N/A	N/A	72,317	1,000	184	—%
Blend Labs, Inc.(12)(25)(26)	Warrants		N/A	N/A	179,529	975	9	—%
						1,975	193	—%
Food and beverage
H-Food Holdings, LLC(12)(25)(26)	LLC interest		N/A	N/A	1,088	10,875	2,599	—%
Hissho Sushi Holdings, LLC(12)(25)(26)	Class A units		N/A	N/A	7,502	75	100	—%
						10,950	2,699	—%
Healthcare equipment and services
KPCI Holdings, L.P.(12)(25)(26)	Class A Units		N/A	N/A	32,285	32,285	44,402	0.7%
Maia Aggregator, LP(12)(25)(26)	Class A-2 Units		N/A	N/A	168,539	169	169	—%
Patriot Holdings SCSp (dba Corza Health, Inc.)(12)(25)(26)(27)	Class B Units		N/A	N/A	97,833	150	1,625	—%
Patriot Holdings SCSp (dba Corza Health, Inc.)(25)(26)(27)(30)	Class A Units		8.00% PIK	N/A	7,104	9,606	9,606	0.2%
Rhea Acquisition Holdings, LP(12)(25)(26)	Series A-2 Units		N/A	N/A	119,048	119	161	—%
						42,329	55,963	0.9%

Blue Owl Capital Corporation
Consolidated Schedule of Investments
As of December 31, 2023
(Amounts in thousands, except share amounts)

Company(1)(4)(8)(31)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(2)(3)	Fair Value	Percentage of Net Assets
Healthcare providers and services
KOBHG Holdings, L.P. (dba OB Hospitalist)(12)(25)(26)	Class A Interests	N/A	N/A	6,670	6,670	5,884	0.1%
KWOL Acquisition Inc. (dba Worldwide Clinical Trials)(12)(25)(26)	Class A Interest	N/A	N/A	452	4,517	4,518	0.1%
Romulus Intermediate Holdings 1 Inc. (dba PetVet Care Centers)(25)(26)(30)	Series A Preferred Stock	15.00% PIK	N/A	12,183	11,944	11,939	0.2%
XRL 1 LLC (dba XOMA)(12)(25)(26)	Warrants	N/A	N/A	30	205	205	—%
					23,336	22,546	0.4%
Healthcare technology
BEHP Co-Investor II, L.P.(12)(25)(26)(27)	LP Interest	N/A	N/A	1,270	1,266	1,278	—%
WP Irving Co-Invest, L.P.(12)(25)(26)(27)	Partnership Units	N/A	N/A	1,250,000	1,250	1,258	—%
Minerva Holdco, Inc.(25)(26)(30)	Series A Preferred Stock	10.75% PIK	N/A	7,000	8,225	8,092	0.1%
					10,741	10,628	0.1%
Household products
Evology, LLC(12)(25)(26)	Class B Units	N/A	N/A	451	2,160	2,065	—%
					2,160	2,065	—%
Human resource support services
Sunshine Software Holdings, Inc. (dba Cornerstone OnDemand)(25)(26)(30)	Series A Preferred Stock	10.50% PIK	N/A	38,500	45,091	40,933	0.7%
					45,091	40,933	0.7%
Insurance
Accelerate Topco Holdings, LLC(12)(25)(26)	Common Units	N/A	N/A	513	14	17	—%
Evolution Parent, LP (dba SIAA)(12)(25)(26)	LP Interest	N/A	N/A	42,838	4,284	5,042	0.1%
GrowthCurve Capital Sunrise Co-Invest LP (dba Brightway)(12)(25)(26)	LP Interest	N/A	N/A	638	638	612	—%
GoHealth, Inc. (5)(12)(25)	Common stock	N/A	N/A	68,125	5,234	909	—%
Hockey Parent Holdings, L.P.(12)(25)(26)	Class A Units	N/A	N/A	10,000	10,001	10,000	0.2%
PCF Holdco, LLC (dba PCF Insurance Services)(25)(26)(30)	Series A Preferred Units	15.00% PIK	N/A	16,644	13,143	13,850	0.2%
PCF Holdco, LLC (dba PCF Insurance Services)(12)(25)(26)	Class A Units	N/A	N/A	14,772,724	37,464	68,357	1.1%
PCF Holdco, LLC (dba PCF Insurance Services)(12)(25)(26)	Class A Unit Warrants	N/A	N/A	1,288,200	4,396	4,331	0.1%
					75,174	103,118	1.7%

Blue Owl Capital Corporation
Consolidated Schedule of Investments
As of December 31, 2023
(Amounts in thousands, except share amounts)

Company(1)(4)(8)(31)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(2)(3)	Fair Value	Percentage of Net Assets
Internet and software services
BCTO WIW Holdings, Inc. (dba When I Work)(12)(25)(26)	Class A Common Stock		N/A	N/A	13,000	1,300	1,019	—%
Brooklyn Lender Co-Invest 2, L.P. (dba Boomi)(12)(25)(26)	Common Units		N/A	N/A	7,503,843	7,504	8,183	0.1%
Elliott Alto Co-Investor Aggregator L.P.(12)(25)(26)(27)	LP Interest		N/A	N/A	3,134	3,153	3,146	0.1%
Insight CP (Blocker) Holdings, L.P. (dba CivicPlus, LLC)(12)(25)(26)(27)	LP Interest		N/A	N/A	1,233	1,233	1,331	—%
MessageBird Holding B.V.(12)(25)(26)(27)	Extended Series C Warrants		N/A	N/A	122,890	753	144	—%
Picard Holdco, Inc.(14)(25)(26)	Series A Preferred Stock	S +	12.00% PIK	N/A	21,139	22,344	24,611	0.4%
Project Alpine Co-Invest Fund, LP(12)(25)(26)(27)	LP Interest		N/A	N/A	10,000	10,006	11,817	0.2%
Project Hotel California Co-Invest Fund, L.P.(12)(25)(26)(27)	LP Interest		N/A	N/A	2,685	2,687	3,045	0.1%
Thunder Topco L.P. (dba Vector Solutions)(12)(25)(26)	Common Units		N/A	N/A	3,829,614	3,830	4,250	0.1%
VEPF Torreys Aggregator, LLC (dba MINDBODY, Inc.)(25)(26)(30)	Series A Preferred Stock		6.00% PIK	N/A	21,250	24,047	23,806	0.4%
WMC Bidco, Inc. (dba West Monroe)(25)(26)(30)	Senior Preferred Stock		11.25% PIK	N/A	16,692	20,900	20,018	0.3%
Zoro TopCo, Inc. (dba Zendesk, Inc.)(25)(26)(30)	Series A Preferred Stock		12.50% PIK	N/A	9,554	10,308	10,463	0.2%
Zoro TopCo, L.P. (dba Zendesk, Inc.)(12)(25)(26)	Class A Common Units		N/A	N/A	796,165	7,962	8,669	0.1%
						116,027	120,502	2.0%
Manufacturing
Gloves Holdings, LP (dba Protective Industrial Products)(12)(25)(26)	LP Interest		N/A	N/A	32,500	3,250	3,847	0.1%
Windows Entities(25)(26)(28)	LLC Units		N/A	N/A	31,849	60,319	138,628	2.3%
						63,569	142,475	2.4%
Total non-controlled/non-affiliated portfolio company equity investments						695,683	821,525	13.6%
Total non-controlled/non-affiliated portfolio company investments						11,271,962	11,264,956	186.4%

Non-controlled/affiliated portfolio company investments
Equity Investments
Pharmaceuticals
LSI Financing 1 DAC(23)(25)(26)(27)	Preferred equity		N/A	N/A	18,949,711	19,004	19,988	0.3%
						19,004	19,988	0.3%
Total non-controlled/affiliated portfolio company investments						19,004	19,988	0.3%

Blue Owl Capital Corporation
Consolidated Schedule of Investments
As of December 31, 2023
(Amounts in thousands, except share amounts)

Company(1)(4)(8)(31)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(2)(3)	Fair Value	Percentage of Net Assets
Controlled/affiliated portfolio company investments
Debt Investments
Advertising and media
Swipe Acquisition Corporation (dba PLI)(15)(24)(25)	First lien senior secured loan	S +	8.00%	6/2026	47,990	47,840	47,991	0.8%
Swipe Acquisition Corporation (dba PLI)(10)(15)(22)(24)(25)	First lien senior secured delayed draw term loan	S +	8.00%	12/2024	14,288	14,289	14,288	0.2%
Swipe Acquisition Corporation (dba PLI)(10)(24)(25)	Letter of Credit	S +	8.00%	6/2026	—	1	—	—%
						62,130	62,279	1.0%
Asset based lending and fund finance
AAM Series 1.1 Rail and Domestic Intermodal Feeder, LLC(24)(25)(27)(30)	First lien senior secured loan		12.00% PIK	7/2030	39,529	39,529	39,529	0.7%
AAM Series 2.1 Aviation Feeder, LLC(24)(25)(27)(30)	First lien senior secured loan		12.00% PIK	11/2030	46,970	46,970	46,970	0.8%
						86,499	86,499	1.5%
Distribution
PS Operating Company LLC (fka QC Supply, LLC)(14)(24)	First lien senior secured loan	S +	6.00%	12/2026	13,631	13,366	12,132	0.2%
PS Operating Company LLC (fka QC Supply, LLC)(10)(14)(24)	First lien senior secured revolving loan	S +	6.00%	12/2026	3,749	3,699	3,202	0.1%
						17,065	15,334	0.3%
Household products
Walker Edison Furniture Company LLC(11)(13)(24)(25)	First lien senior secured loan	S +	6.75% PIK	3/2027	27,166	23,485	24,993	0.4%
Walker Edison Furniture Company LLC(10)(11)(21)(22)(24)(25)	First lien senior secured delayed draw term loan	S +	6.75% PIK	3/2027	—	—	(562)	—%
Walker Edison Furniture Company LLC(11)(13)(24)(25)	First lien senior secured revolving loan	S +	6.25% PIK	3/2027	11,241	11,241	10,511	0.2%
						34,726	34,942	0.6%
Infrastructure and environmental services
Eagle Infrastructure Services, LLC(14)(24)	First lien senior secured loan	S +	7.50%	4/2028	87,536	85,985	86,004	1.4%
						85,985	86,004	1.4%
Total controlled/affiliated portfolio company debt investments						286,405	285,058	4.8%

Equity Investments
Advertising and media
New PLI Holdings, LLC (dba PLI)(12)(24)(25)(26)	Class A Common Units		N/A	N/A	86,745	48,007	97,757	1.6%
						48,007	97,757	1.6%

Blue Owl Capital Corporation
Consolidated Schedule of Investments
As of December 31, 2023
(Amounts in thousands, except share amounts)

Company(1)(4)(8)(31)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(2)(3)	Fair Value	Percentage of Net Assets
Asset based lending and fund finance
AAM Series 1.1 Rail and Domestic Intermodal Feeder, LLC(10)(12)(24)(25)(26)(27)	LLC Interest	N/A	N/A	25,310	25,282	25,310	0.4%
AAM Series 2.1 Aviation Feeder, LLC(10)(12)(24)(25)(26)(27)	LLC Interest	N/A	N/A	31,506	31,513	31,506	0.5%
Wingspire Capital Holdings LLC(9)(10)(24)(26)	LLC Interest	N/A	N/A	388,145	388,145	461,062	7.7%
					444,940	517,878	8.6%
Distribution
PS Op Holdings LLC (fka QC Supply, LLC)(12)(24)(26)	Class A Common Units	N/A	N/A	248,271	4,300	475	—%
					4,300	475	—%
Household products
Walker Edison Holdco LLC(12)(24)(25)(26)	Common Units	N/A	N/A	245,906	23,762	2,557	—%
					23,762	2,557	—%
Infrastructure and environmental services
Eagle Infrastructure Super Holdco LLC(12)(24)(25)(26)	Common Units	N/A	N/A	576,276	24,058	25,099	0.4%
					24,058	25,099	0.4%
Insurance
Fifth Season Investments LLC(24)(25)(26)	Class A Units	N/A	N/A	28	156,800	156,794	2.6%
					156,800	156,794	2.6%
Joint ventures
Blue Owl Capital Corporation Senior Loan Fund LLC(7)(9)(24)(26)(27)	LLC interest	N/A	N/A	352,964	352,964	342,786	5.7%
					352,964	342,786	5.7%
Total controlled/affiliated portfolio company equity investments					$1,054,831	$1,143,346	18.9%
Total controlled/affiliated portfolio company investments					$1,341,236	$1,428,404	23.7%
Total Investments					$12,632,202	$12,713,348	210.4%

	Interest Rate Swaps as of December 31, 2023
	Company Receives	Company Pays	Maturity Date	Notional Amount	Fair Value	Upfront Payments/Receipts	Change in Unrealized Appreciation / (Depreciation)	Hedged Instrument	Footnote Reference
Interest rate swap	5.25%	S + 3.051%	4/10/2024	$400,000	(3,574)	—	$9,519	2024 Notes	Note 6
Interest rate swap	2.63%	S + 1.769%	1/15/2027	500,000	(42,082)	—	14,297	2027 Notes	Note 6
Total				$900,000			$23,816

Blue Owl Capital Corporation
Consolidated Schedule of Investments
As of December 31, 2023
(Amounts in thousands, except share amounts)

_______________
(1)Certain portfolio company investments are subject to contractual restrictions on sales. Refer to footnote 26 for additional information on our restricted securities.
(2)The amortized cost represents the original cost adjusted for the amortization or accretion of premium or discount, as applicable, on debt investments using the effective interest method.
(3)As of December 31, 2023, the net estimated unrealized loss for U.S. federal income tax purposes was $0.4 million based on a tax cost basis of $12.7 billion. As of December 31, 2023, the estimated aggregate gross unrealized loss for U.S. federal income tax purposes was $325.3 million and the estimated aggregate gross unrealized gain for U.S. federal income tax purposes was $324.9 million.
(4)Unless otherwise indicated, all investments are considered Level 3 investments.
(5)Level 1 investment.
(6)Level 2 investment.
(7)Investment measured at net asset value (“NAV”).
(8)Unless otherwise indicated, the Company’s portfolio companies are pledged as collateral supporting the amounts outstanding under the Revolving Credit Facility, SPV Asset Facility and CLOs. See Note 6 “Debt”.
(9)Investment is not pledged as collateral for the credit facilities.
(10)Position or portion thereof is an unfunded loan or equity commitment. See Note 7 “Commitments and Contingencies”.
(11)Loan was on non-accrual status as of December 31, 2023.
(12)Investment is non-income producing.
(13)The interest rate on these loans is subject to 1 month SOFR, which as of December 31, 2023 was 5.35%.
(14)The interest rate on these loans is subject to 3 month SOFR, which as of December 31, 2023 was 5.33%.
(15)The interest rate on these loans is subject to 6 month SOFR, which as of December 31, 2023 was 5.16%.
(16)The interest rate on these loans is subject to Prime, which as of December 31, 2023 was 8.50%.
(17)The interest rate on this loan is subject to 1 month EURIBOR, which as of December 31, 2023 was 3.85%.
(18)The interest rate on this loan is subject to 3 month EURIBOR, which as of December 31, 2023 was 3.91%.
(19)The interest rate on this loan is subject to 6 month EURIBOR, which as of December 31, 2023 was 3.86%.
(20)The interest rate on this loan is subject to SONIA, which as of December 31, 2023 was 5.19%.
(21)The negative cost is the result of the capitalized discount being greater than the principal amount outstanding on the loan. The negative fair value is the result of the capitalized discount on the loan.
(22)The date disclosed represents the commitment period of the unfunded term loan. Upon expiration of the commitment period, the funded portion of the term loan may be subject to a longer maturity date.
(23)As defined in the 1940 Act, the Company is deemed to be an “affiliated person” of this portfolio company as the Company owns more than 5% but less than 25% of the portfolio company's voting securities or has the power to exercise control over management or policies of such portfolio company, including through a management agreement (“non-controlled affiliate”). Transactions related to investments in non-controlled affiliates for the period ended December 31, 2023 were as follows:

($ in thousands)	Fair value as of December 31, 2022	Gross Additions (a)	Gross Reductions(b)	Change in Unrealized Gains (Losses)	Fair value as of December 31, 2023	Interest Income	Dividend Income	Other Income
LSI Financing 1 DAC	$6,175	$15,045	$(2,265)	$1,033	$19,988	$—	$252	$—
Total Non-Controlled Affiliates	$6,175	$15,045	$(2,265)	$1,033	$19,988	$—	$252	$—
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
(24)As defined in the 1940 Act, the Company is deemed to be both an “Affiliated Person” and has “Control” of this portfolio company as the Company owns more than 25% of the portfolio company’s outstanding voting securities or has the power to exercise control over management or policies of such portfolio company, including through a management agreement (“controlled affiliate”). The Company’s investment in controlled affiliates for the period ended December 31, 2023, were as follows:

Blue Owl Capital Corporation
Consolidated Schedule of Investments
As of December 31, 2023
(Amounts in thousands, except share amounts)

($ in thousands)	Fair value as of December 31, 2022	Gross Additions (a)	Gross Reductions(b)	Change in Unrealized Gains (Losses)	Fair value as of December 31, 2023	Interest and PIK Income	Dividend Income	Other Income
Controlled Affiliates
AAM Series 1.1 Rail and Domestic Intermodal Feeder, LLC(d)	$—	$64,843	$(35)	$31	$64,839	$1,899	$—	$—
AAM Series 2.1 Aviation Feeder, LLC(d)	1,568	76,910	(1)	(1)	78,476	617	—	—
Eagle Infrastructure Super LLC	—	110,045	(2)	1,060	111,103	8,913	—	27
Fifth Season Investments LLC (fka Chapford SMA Partnership, L.P.)	89,680	67,120	—	(6)	156,794	—	4,963	—
Blue Owl Capital Corporation Senior Loan Fund LLC(c)	288,981	106,751	(72,625)	19,679	342,786	—	46,280	—
PS Operating Company LLC (fka QC Supply, LLC)	20,361	546	(166)	(4,932)	15,809	1,987	—	6
Swipe Acquisition Corporation (dba PLI)	161,680	296	(1,780)	(160)	160,036	8,692	3,559	891
Walker Edison Furniture Company, LLC	—	58,488	—	(20,989)	37,499	—	—	18
Wingspire Capital Holdings LLC	431,531	68,000	(44,000)	5,531	461,062	—	37,000	—
Total Controlled Affiliates	$993,801	$552,999	$(118,609)	$213	$1,428,404	$22,108	$91,802	$942
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
(c)For further description of the Company's investment in Blue Owl Capital Corporation Senior Loan Fund, see Note 4 "Investments."
(d)In connection with its investment in AAM Series 1.1 Rail and Domestic Intermodal Feeder, LLC and AAM Series 2.1 Aviation Feeder, LLC (collectively, “Amergin Assetco”) the Company made a minority investment in Amergin Asset Management, LLC, which has entered into a Servicing Agreement with Amergin Assetco.
(25)Represents co-investment made with the Company’s affiliates in accordance with the terms of the exemptive relief that the Company received from the U.S. Securities and Exchange Commission. See Note 3 “Agreements and Related Party Transactions.”
(26)Securities acquired in transactions exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”) and may be deemed to be “restricted securities” under the Securities Act. As of December 31, 2023, the aggregate fair value of these securities is $2.0 billion or 32.9% of the Company’s net assets. The acquisition dates of the restricted securities are as follows:

Portfolio Company	Investment	Acquisition Date
AAM Series 1.1 Rail and Domestic Intermodal Feeder, LLC**	LLC Interest	7/1/2022
AAM Series 2.1 Aviation Feeder, LLC**	LLC Interest	7/1/2022
Amergin Asset Management, LLC	Class A Units	7/1/2022
Accelerate topco Holdings, LLC	Common Units	9/1/2022
ASP Conair Holdings LP	Class A Units	5/17/2021
Associations Finance, Inc.	Preferred Stock	6/10/2022
BCTO WIW Holdings, Inc. (dba When I Work)	Class A Common Stock	11/2/2021
BEHP Co-Investor II, L.P.	LP Interest	5/11/2022
Blend Labs, Inc.	Warrants	7/2/2021
Blue Owl Capital Corporation Senior Loan Fund LLC*	LLC Interest	6/20/2017
Brooklyn Lender Co-Invest 2, L.P. (dba Boomi)	Common Units	10/1/2021
CD&R Value Building Partners I, L.P. (dba Belron)	LP Interest	12/2/2021
Denali Holding, LP (dba Summit Companies)	Class A Units	9/15/2021
Dodge Construction Network Holdings, LP	Class A-2 Common Units	2/23/2022
Dodge Construction Network Holdings, LP	Series A Preferred Units	2/23/2022
Eagle Infrastructure Super LLC**	Common Units	3/31/2023
Elliott Alto Co-Investor Aggregator L.P.	LP Interest	9/27/2022

Blue Owl Capital Corporation
Consolidated Schedule of Investments
As of December 31, 2023
(Amounts in thousands, except share amounts)

Portfolio Company	Investment	Acquisition Date
Evology, LLC	Class B Units	1/24/2022
Evolution Parent, LP (dba SIAA)	LP Interest	4/30/2021
Fifth Season Investments LLC (fka Chapford SMA Partnership, L.P.)**	Class A Units	7/18/2022
Gloves Holdings, LP (dba Protective Industrial Products)	LP Interest	12/29/2020
GrowthCurve Capital Sunrise Co-Invest LP (dba Brightway)	LP Interest	12/16/2021
Hercules Buyer, LLC (dba The Vincit Group)	Common Units	12/15/2020
H-Food Holdings, LLC	LLC Interest	11/23/2018
Hissho Sushi Holdings, LLC	Class A units	5/17/2022
Hockey Parent Holdings L.P.	Class A Units	9/14/2023
Insight CP (Blocker) Holdings, L.P. (dba CivicPlus, LLC)	LP Interest	6/8/2022
Knockout Intermediate Holdings I Inc. (dba Kaseya)	Perpetual Preferred Stock	6/23/2022
KOBHG Holdings, L.P. (dba OB Hospitalist)	Class A Interests	9/27/2021
KPCI Holdings, L.P.	Class A Units	11/30/2020
KWOL Acquisition Inc. (dba Worldwide Clinical Trials)	Class A Interest	11/30/2023
LSI Financing 1 DAC**	Preferred equity	12/14/2022
Maia Aggregator, LP	Class A-2 Units	2/1/2022
MessageBird Holding B.V.	Extended Series C Warrants	5/5/2021
Metis HoldCo, Inc. (dba Mavis Tire Express Services)	Series A Convertible Preferred Stock	5/4/2021
Minerva Holdco, Inc.	Series A Preferred Stock	2/15/2022
New PLI Holdings, LLC (dba PLI)**	Class A Common Units	12/23/2020
Patriot Holdings SCSp (dba Corza Health, Inc.)	Class B Units	1/29/2021
Patriot Holdings SCSp (dba Corza Health, Inc.)	Class A Units	1/29/2021
PCF Holdco, LLC (dba PCF Insurance Services)	Class A Units	11/1/2021
PCF Holdco, LLC (dba PCF Insurance Services)	Series A Preferred Units	2/16/2023
PCF Holdco, LLC (dba PCF Insurance Services)	Class A Unit Warrants	2/16/2023
Picard Holdco, LLC	Series A Preferred Stock	9/30/2022
Project Alpine Co-Invest Fund, LP	LP Interest	6/10/2022
Project Hotel California Co-Invest Fund, L.P.	LP Interest	8/9/2022
PS Op Holdings LLC (fka QC Supply, LLC)**	Class A Common Units	12/21/2021
Rhea Acquisition Holdings, LP	Series A-2 Units	2/18/2022
Romulus Intermediate Holdings 1 Inc. (dba PetVet Care Centers)	Series A Preferred Stock	11/15/2023
Space Exploration Technologies Corp.	Class A Common Stock	3/25/2021
Space Exploration Technologies Corp.	Class C Common Stock	3/25/2021
Sunshine Software Holdings, Inc. (dba Cornerstone OnDemand)	Series A Preferred Stock	10/14/2021
Thunder Topco L.P. (dba Vector Solutions)	Common Units	6/30/2021
VEPF Torreys Aggregator, LLC (dba MINDBODY, Inc.)	Series A Preferred Stock	10/15/2021
Walker Edison Holdco LLC**	Common Units	3/1/2023
Windows Entities	LLC Units	1/16/2020
Wingspire Capital Holdings LLC**	LLC Interest	9/24/2019
WMC Bidco, Inc. (dba West Monroe)	Senior Preferred Stock	11/9/2021
WP Irving Co-Invest, L.P.	Partnership Units	5/18/2022
XRL 1 LLC (dba XOMA)	Warrants	12/15/2023
Zoro TopCo, L.P.	Series A Preferred Stock	11/22/2022
Zoro TopCo, L.P.	Class A Common Units	11/22/2022
* Refer to Note 4 “Investments – Blue Owl Capital Corporation Senior Loan Fund LLC,” for further information.
** Refer to Note 3 “Agreements and Related Party Transactions – Controlled/Affiliated Portfolio Companies”.
(27)This portfolio company is not a qualifying asset under Section 55(a) of the Investment Company Act of 1940, as amended (the “1940 Act”). Under the 1940 Act, the Company may not acquire any non-qualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of total assets. As of December 31, 2023, non-qualifying assets represented 11.8% of total assets as calculated in accordance with the regulatory requirements.

Blue Owl Capital Corporation
Consolidated Schedule of Investments
As of December 31, 2023
(Amounts in thousands, except share amounts)

(28)Investment represents multiple underlying investments in related entities under common management. These underlying investments are on identical terms and include Midwest Custom Windows, LLC with a fair value of $24.1 million, Greater Toronto Custom Windows, Corp. with a fair value of $10.0 million, Garden State Custom Windows, LLC with a fair value of $33.4 million, Long Island Custom Windows, LLC with a fair value of $28.9 million, Jemico, LLC with a fair value of $23.1 million, Atlanta Custom Windows, LLC with a fair value of $11.5 million and Fairchester Custom Windows with a fair value of $7.6 million as of December 31, 2023. Greater Toronto Custom Windows, Corp. is considered a non-qualifying asset.
(29)We invest in this portfolio company through underlying blocker entities Hercules Blocker 1 LLC, Hercules Blocker 2 LLC, Hercules Blocker 3 LLC, Hercules Blocker 4 LLC, and Hercules Blocker 5 LLC.
(30)Contains a fixed-rate structure.
(31)Unless otherwise indicated, loan contains a variable rate structure and may be subject to an interest rate floor. Variable rate loans bear interest at a rate that may be determined by reference to either the Secured Overnight Financing Rate ("SOFR" or "S," which can include one-, three- or six- month SOFR), Euro Interbank Offered Rate (“EURIBOR”), Great Britain Pound London Interbank Offered Rate (“GBPLIBOR” or “G”, which can include three- or six-month GBPLIBOR), SONIA ("SONIA” or "SA") or an alternate base rate (which can include the Federal Funds Effective Rate or the Prime Rate), at the borrower’s option, and which reset periodically based on the terms of the loan agreement.
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

($ in thousands)	Fair value as of December 31, 2021	Gross Additions (a)	Gross Reductions(b)	Change in Unrealized Gains (Losses)	Fair value as of December 31, 2022	Interest Income	Dividend Income	Other Income
Controlled Affiliates
AAM Series 1.1 Rail and Domestic Intermodal Feeder, LLC(d)	$—	$5	$—	$(5)	$—	$—	$—	$—
AAM Series 2.1 Aviation Feeder, LLC(d)	—	1,574	—	(6)	1,568	—	—	—
Fifth Season Investments LLC	—	89,680	—	—	89,680	—	201	—
OBDC Senior Loan Fund LLC(c)	247,061	118,125	(49,000)	(27,205)	288,981	—	33,673	—
PS Operating Company LLC (fka QC Supply, LLC)	19,495	2,979	(1,444)	(669)	20,361	1,375	—	9
Swipe Acquisition Corporation (dba PLI)	108,061	4,284	(891)	50,226	161,680	6,831	6,673	680
Wingspire Capital Holdings LLC	242,163	201,107	(35,000)	23,261	431,531	—	36,500	—
Total Controlled Affiliates	$616,780	$417,754	$(86,335)	$45,602	$993,801	$8,206	$77,047	$689
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

Blue Owl Capital Corporation
Consolidated Schedule of Investments
As of December 31, 2022
(Amounts in thousands, except share amounts)

Portfolio Company	Investment	Acquisition Date
AAM Series 1.1 Rail and Domestic Intermodal Feeder, LLC**	LLC Interest	July 1, 2022
AAM Series 2.1 Aviation Feeder, LLC**	LLC Interest	July 1, 2022
Amergin Asset Management, LLC	Class A Units	July 1, 2022
Accelerate topco Holdings, LLC	Common Units	September 1, 2022
ASP Conair Holdings LP	Class A Units	May 17, 2021
Associations Finance, Inc.	Preferred Stock	June 10, 2022
Windows Entities	LLC Units	January 16, 2020
BCTO WIW Holdings, Inc. (dba When I Work)	Class A Common Stock	November 2, 2021
BEHP Co-Investor II, L.P.	LP Interest	May 11, 2022
WP Irving Co-Invest, L.P.	Partnership Units	May 18, 2022
Blend Labs, Inc.	Warrants	July 2, 2021
Brooklyn Lender Co-Invest 2, L.P. (dba Boomi)	Common Units	October 1, 2021
CD&R Value Building Partners I, L.P. (dba Belron)	LP Interest	December 2, 2021
Fifth Season Investments LLC**	Class A Units	July 18, 2022
Denali Holding, LP (dba Summit Companies)	Class A Units	September 15, 2021
Dodge Construction Network Holdings, LP	Class A-2 Common Units	February 23, 2022
Dodge Construction Network Holdings, LP	Series A Preferred Units	February 23, 2022
Elliott Alto Co-Investor Aggregator L.P.	LP Interest	September 27, 2022
Picard Holdco, LLC	Series A Preferred Stock	September 30, 2022
Evology, LLC	Class B Units	January 24, 2022
Evolution Parent, LP (dba SIAA)	LP Interest	April 30, 2021
Gloves Holdings, LP (dba Protective Industrial Products)	LP Interest	December 29, 2020
GrowthCurve Capital Sunrise Co-Invest LP (dba Brightway)	LP Interest	December 16, 2021
Hercules Buyer, LLC (dba The Vincit Group)	Common Units	December 15, 2020
Hissho Sushi Holdings, LLC	Class A units	May 17, 2022
Insight CP (Blocker) Holdings, L.P. (dba CivicPlus, LLC)	LP Interest	June 8, 2022
Knockout Intermediate Holdings I Inc. (dba Kaseya)	Perpetual Preferred Stock	June 23, 2022
KOBHG Holdings, L.P. (dba OB Hospitalist)	Class A Interests	September 27, 2021
Maia Aggregator, LP	Class A-2 Units	February 1, 2022
H-Food Holdings, LLC	LLC Interest	November 23, 2018
LSI Financing 1 DAC**	Preferred equity	December 14, 2022
MessageBird Holding B.V.	Extended Series C Warrants	May 5, 2021
Metis HoldCo, Inc. (dba Mavis Tire Express Services)	Series A Convertible Preferred Stock	May 4, 2021
Minerva Holdco, Inc.	Series A Preferred Stock	February 15, 2022
KPCI Holdings, L.P.	Class A Units	November 30, 2020
Patriot Holdings SCSp (dba Corza Health, Inc.)	Class B Units	January 29, 2021
Patriot Holdings SCSp (dba Corza Health, Inc.)	Class A Units	January 29, 2021
PCF Holdco, LLC (dba PCF Insurance Services)	Class A Units	November 1, 2021
Project Alpine Co-Invest Fund, LP	LP Interest	June 10, 2022
Project Hotel California Co-Invest Fund, L.P.	LP Interest	August 9, 2022
PS Op Holdings LLC (fka QC Supply, LLC)**	Class A Common Units	December 21, 2021
Rhea Acquisition Holdings, LP	Series A-2 Units	February 18, 2022
Blue Owl Capital Corporation Senior Loan Fund LLC*	LLC Interest	June 20, 2017
Space Exploration Technologies Corp.	Class A Common Stock	March 25, 2021
Space Exploration Technologies Corp.	Class C Common Stock	March 25, 2021
Sunshine Software Holdings, Inc. (dba Cornerstone OnDemand)	Series A Preferred Stock	October 14, 2021
New PLI Holdings, LLC (dba PLI)**	Class A Common Units	December 23, 2020
Thunder Topco L.P. (dba Vector Solutions)	Common Units	June 30, 2021
VEPF Torreys Aggregator, LLC (dba MINDBODY, Inc.)	Series A Preferred Stock	October 15, 2021
Wingspire Capital Holdings LLC**	LLC Interest	September 24, 2019
WMC Bidco, Inc. (dba West Monroe)	Senior Preferred Stock	November 9, 2021

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

Blue Owl Capital Corporation
Consolidated Statements of Changes in Net Assets
(Amounts in thousands)

	For the Years Ended December 31,
	2023	2022	2021
Increase (Decrease) in Net Assets Resulting from Operations
Net investment income (loss)	$753,611	$556,718	$490,137
Net change in unrealized gain (loss)	92,946	(94,509)	179,824
Net realized gain (loss)	(53,245)	4,146	(45,079)
Net Increase (Decrease) in Net Assets Resulting from Operations	793,312	466,355	624,882
Distributions
Distributions declared from earnings(1)	(620,264)	(507,822)	(486,868)
Net Decrease in Net Assets Resulting from Shareholders' Distributions	(620,264)	(507,822)	(486,868)
Capital Share Transactions
Repurchase of common shares	(34,058)	(25,958)	(2,604)
Reinvestment of distributions	—	11,951	56,033
Net Increase (Decrease) in Net Assets Resulting from Capital Share Transactions	(34,058)	(14,007)	53,429
Total Increase (Decrease) in Net Assets	138,990	(55,474)	191,443
Net Assets, at beginning of period	5,882,403	5,937,877	5,746,434
Net Assets, at end of period	$6,021,393	$5,882,403	$5,937,877
_______________
(1)For the year ended December 31, 2023 distributions declared from earnings were derived from net investment income and capital gains. For the year ended December 31, 2022, distributions declared from earnings were derived from net investment income. For the year ended December 31, 2021 distributions declared from earnings were derived from net investment income and capital gains.
The accompanying notes are an integral part of these consolidated financial statements.

Blue Owl Capital Corporation
Consolidated Statements of Cash Flows
(Amounts in thousands)

	For the Years Ended December 31,
	2023	2022	2021
Cash Flows from Operating Activities
Net Increase (Decrease) in Net Assets Resulting from Operations	$793,312	$466,355	$624,882
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash used in operating activities:
Purchases of investments, net	(2,268,603)	(2,132,632)	(7,135,785)
Proceeds from investments and investment repayments, net	2,889,840	1,926,108	5,511,556
Net amortization/accretion of premium/discount on investments	(49,349)	(41,712)	(82,000)
Payment-in-kind interest and dividends	(209,984)	(147,758)	(59,918)
Net change in unrealized (gain) loss on investments	(91,743)	88,427	(192,381)
Net change in unrealized gain (loss) on interest rate swap attributed to unsecured notes	22,681	(84,779)	(9,531)
Net change in unrealized (gains) losses on translation of assets and liabilities in foreign currencies	(5,768)	2,514	3,206
Net realized (gain) loss on investments	52,003	(5,171)	46,332
Net realized (gain) loss on foreign currency transactions relating to investments	23	3,586	(20)
Amortization of debt issuance costs	26,849	30,076	25,721
Amortization of offering costs	—	—	96
Changes in operating assets and liabilities:
(Increase) decrease in receivable for investments sold	—	—	6,316
(Increase) decrease in interest receivable	(4,175)	(26,369)	(24,608)
(Increase) decrease in receivable from a controlled affiliate	(5,269)	(13,756)	(1,606)
(Increase) decrease in prepaid expenses and other assets	475	20,089	14,792
Increase (decrease) in management fee payable	128	813	10,834
Increase (decrease) in incentive fee payable	7,755	5,220	10,172
Increase (decrease) in payables to affiliate	(2,516)	549	(725)
Increase (decrease) in accrued expenses and other liabilities	(20,048)	125,708	25,504
Net cash provided by (used in) operating activities	1,135,611	217,268	(1,227,163)
Cash Flows from Financing Activities
Borrowings on debt	1,746,479	2,531,427	5,521,730
Payments on debt	(2,007,393)	(2,220,889)	(3,697,000)
Debt issuance costs	(12,694)	(15,484)	(44,875)
Repurchases of common stock	(34,058)	(25,958)	(2,604)
Cash distributions paid to shareholders	(613,374)	(488,422)	(460,854)
Net cash provided by (used in) financing activities	(921,040)	(219,326)	1,316,397
Net increase (decrease) in cash and restricted cash, including foreign cash (restricted cash of $(9,353), $74,939 and $12,640, respectively)	214,571	(2,058)	89,234
Cash and restricted cash, including foreign cash, beginning of period (restricted cash of $96,420, $21,481 and $8,841, respectively)	445,087	447,145	357,911
Cash and restricted cash, including foreign cash, end of period (restricted cash of $87,067, $96,420 and $21,481, respectively)	$659,658	$445,087	$447,145
,
The accompanying notes are an integral part of these consolidated financial statements.

Blue Owl Capital Corporation
Consolidated Statements of Cash Flows
(Amounts in thousands)

	For the Years Ended December 31,
	2023	2022	2021
Supplemental and Non-Cash Information
Interest paid during the period	$396,732	$234,195	$166,531
Distributions declared during the period	620,264	507,822	486,868
Reinvestment of distributions during the period	—	11,951	56,033
Distributions Payable	136,407	129,517	122,068
Taxes, including excise tax, paid during the period	3,448	3,913	4,962

Blue Owl Capital Corporation
Notes to Consolidated Financial Statements

Note 1. Organization
Blue Owl Capital Corporation (the “Company”) is a Maryland corporation formed on October 15, 2015. The Company was formed primarily to originate and make loans to, and make debt and equity investments in, U.S. middle market companies. The Company invests in senior secured or unsecured loans, subordinated loans or mezzanine loans and, to a lesser extent, equity and equity-related securities including warrants, preferred stock and similar forms of senior equity, which may or may not be convertible into a portfolio company’s common equity. The Company’s investment objective is to generate current income and to a lesser extent, capital appreciation by targeting investment opportunities with favorable risk-adjusted returns.
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
Blue Owl Credit Advisors LLC (the “Adviser”) serves as the Company’s investment adviser. The Adviser is registered with the Securities and Exchange Commission (“SEC”) as an investment adviser under the Investment Advisers Act of 1940, as amended (the “Advisers Act”), an indirect affiliate of Blue Owl Capital Inc. ("Blue Owl") (NYSE: OWL) and part of Blue Owl’s Credit platform, which focuses on direct lending. Blue Owl consists of three investment platforms: (1) Credit, which focuses on direct lending, (2) GP Strategic Capital, which focuses on providing capital to institutional alternative asset managers, and (3) Real Estate, which focuses on triple net lease real estate strategies. Subject to the overall supervision of the Company’s board of directors (the “Board”), the Adviser manages the day-to-day operations of, and provides investment advisory and management services to, the Company.
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
Investments at Fair Value
Investment transactions are recorded on the trade date. Realized gains or losses are measured by the difference between the net proceeds received and the amortized cost basis of the investment using the specific identification method without regard to unrealized gains or losses previously recognized, and include investments charged off during the period, net of recoveries. The net change in unrealized gains or losses primarily reflects the change in investment values, including the reversal of previously recorded unrealized gains or losses with respect to investments realized during the period. Rule 2a-5 under the 1940 Act establishes requirements for determining fair value in good faith for purposes of the 1940 Act. Pursuant to Rule 2a-5, the Board designated the Adviser as the Company's valuation designee to perform fair value determinations relating to the value of assets held by the Company for which market quotations are not readily available.

Blue Owl Capital Corporation
Notes to Consolidated Financial Statements - Continued
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

Blue Owl Capital Corporation
Notes to Consolidated Financial Statements - Continued
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
Financial and Derivative Instruments
Pursuant to ASC 815 Derivatives and Hedging, all derivative instruments entered into by the Company are designated as hedging instruments. For all derivative instruments designated as a hedge, the entire change in the fair value of the hedging instrument shall be recorded in the same line item of the Consolidated Statements of Operations as the hedged item. The Company’s derivative instruments are used to hedge the Company’s fixed rate debt, and therefore both the periodic payment and the change in fair value for the effective hedge, if applicable, will be recognized as components of interest expense in the Consolidated Statements of Operations. Fair value is estimated by discounting remaining payments using applicable current market rates, or market quotes, if available. Rule 18f-4 requires BDCs that use derivatives to, among other things, comply with a value-at-risk leverage limit, adopt a derivatives risk management program, and implement certain testing and board reporting procedures. Rule 18f-4 exempts BDCs that qualify as “limited derivatives users” from the aforementioned requirements, provided that these BDCs adopt written policies and procedures that are reasonably designed to manage the BDC’s derivatives risks and comply with certain recordkeeping requirements. Rule 18f-4 provides that a BDC may enter into an unfunded commitment agreement that is not a derivatives transaction, such as an agreement to provide financing to a portfolio company, if the BDC has, among other things, a reasonable belief, at the time it enters into such an agreement, that it will have sufficient cash and cash equivalents to meet its obligations with respect to all of its unfunded commitment agreements, in each case as it becomes due. Pursuant to Rule 18f-4, when we trade reverse repurchase agreements or similar financing transactions, including certain tender option bonds, we need to aggregate the amount of any other senior securities representing indebtedness (e.g., bank borrowings, if applicable) when calculating our asset coverage ratio. The Company currently qualifies as a “limited derivatives user” and expects to continue to do so. The Company has adopted a derivatives policy and complies with the recordkeeping requirements of Rule 18f-4.
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
Interest and Dividend Income Recognition
Interest income is recorded on the accrual basis and includes amortization or accretion of premiums or discounts. Certain investments may have contractual payment-in-kind (“PIK”) interest or dividends. PIK interest and dividends represent accrued interest or dividends that are added to the principal amount or liquidation amount of the investment on the respective interest or dividend payment dates rather than being paid in cash and generally becomes due at maturity or at the occurrence of a liquidation event. For the year ended December 31, 2023, PIK interest and PIK dividend income earned was $209.0 million representing and 13.2% of investment income. For the year ended December 31, 2022, PIK interest and PIK dividend income earned was $139.2 million, representing 11.6% of investment income. For the year ended December 31, 2021, PIK interest and PIK dividend income earned was

Blue Owl Capital Corporation
Notes to Consolidated Financial Statements - Continued
$65.0 million, representing 6.4% of investment income. Discounts to par value on securities purchased are amortized into interest income over the contractual life of the respective security using the effective yield method. Premiums to par value on securities purchased are amortized to first call date. The amortized cost of investments represents the original cost adjusted for the amortization or accretion of premiums or discounts, if any. Upon prepayment of a loan or debt security, any prepayment premiums, unamortized upfront loan origination fees and unamortized discounts are recorded as interest income in the current period.
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

Blue Owl Capital Corporation
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
The Company evaluates tax positions taken or expected to be taken in the course of preparing its consolidated financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions not deemed to meet the “more-likely-than-not” threshold are reserved and recorded as a tax benefit or expense in the current year. All penalties and interest associated with income taxes are included in income tax expense. Conclusions regarding tax positions are subject to review and may be adjusted at a later date based on factors including, but not limited to, on-going analyses of tax laws, regulations and interpretations thereof. There were no material uncertain tax positions through December 31, 2023. As applicable, the Company’s prior three tax years remain subject to examination by U.S. federal, state and local tax authorities.
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
The Company does not consolidate its equity interest in Blue Owl Capital Corporation Senior Loan Fund LLC ("OBDC SLF"), Wingspire Capital Holdings LLC (“Wingspire”), Fifth Season Investment LLC ("Fifth Season"), or AAM Series 1.1 Rail and Domestic Intermodal Feeder, LLC and AAM Series 2.1 Aviation Feeder, LLC (collectively, "Amergin AssetCo"). For further description of the Company’s investment in OBDC SLF, see Note 4 “Investments”. For further description of the Company’s investments in Wingspire, Amergin AssetCo and Fifth Season, see Note 3 “Agreements and Related Party Transactions – Controlled/Affiliated Portfolio Companies”.
New Accounting Pronouncements
In March 2020, the FASB issued ASU No. 2020-04, “Reference Rate Reform (Topic 848),” which provides optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The amendments apply only to contracts, hedging relationships, and other transactions that reference London Interbank Offered Rate (“LIBOR”) or another reference rate expected to be discontinued because of reference rate reform. In January 2021, the FASB issued ASU No. 2021-01, “Reference Rate Reform (Topic 848),” which expanded the scope of Topic 848 to include derivative instruments impacted by discounting transition. In December 2022, the FASB issued ASU No. 2022-06, “Reference Rate Reform (Topic 848),” which extended the transition period provided under ASU No. 2020-04 and 2021-01 for all entities from December 31, 2022 to December 31, 2024.
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

Blue Owl Capital Corporation
Notes to Consolidated Financial Statements - Continued
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
In December 2023, the FASB issued ASU No. 2023-09, “Income Taxes (Topic 740),” which updates income tax disclosure requirements related to rate reconciliation, income taxes paid and other disclosures. ASU 2023-09 is effective for public business entities for fiscal years beginning after December 15, 2024. Early adoption is permitted for annual financial statements that have not yet been issued or made available for issuance. The Company is currently evaluating the impact of adopting ASU No. 2023-09 on the consolidated financial statements.
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
For the years ended December 31, 2023, 2022 and 2021, the Company incurred expenses of approximately $8.1 million and $6.4 million and $5.8 million, respectively, for costs and expenses reimbursable to the Adviser under the terms of the Administration Agreement.
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

Blue Owl Capital Corporation
Notes to Consolidated Financial Statements - Continued
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
For the years ended December 31, 2023, 2022 and 2021, management fees were $191.6 million, $188.8 million and $178.5 million, respectively.
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
For the years ended December 31, 2023, 2022, and 2021 the Company incurred $159.9 million, $118.1 million and $104.0 million of performance based incentive fees based on net investment income, respectively.
For the years ended December 31, 2023, 2022 and 2021, the Company did not accrue capital gains based incentive fees.
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

Blue Owl Capital Corporation
Notes to Consolidated Financial Statements - Continued
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
The Adviser is affiliated with Blue Owl Technology Credit Advisors LLC (“OTCA”), Blue Owl Technology Credit Advisors II LLC ("OTCA II"), Blue Owl Credit Private Fund Advisors LLC (“OPFA”) and Blue Owl Diversified Credit Advisors LLC (“ODCA” together with OTCA, OTCA II, OPFA and the Adviser, the "Blue Owl Credit Advisers"), which are also registered investment advisers. The Blue Owl Credit Advisers are affiliates of Blue Owl and comprise part of Blue Owl's Credit platform, which focuses on direct lending. The Blue Owl Credit Advisers’ allocation policy seeks to ensure equitable allocation of investment opportunities over time between the Company and other funds managed by the Adviser or its affiliates. As a result of the Order, there could be significant overlap in the Company’s investment portfolio and the investment portfolio of the BDCs, private funds and separately managed accounts managed by the Blue Owl Credit Advisers (collectively, the "Blue Owl Credit Clients") and/or other funds managed by the Adviser or its affiliates that could avail themselves of the Order and that have an investment objective similar to the Company's.
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
Wingspire is an independent diversified direct lender focused on providing asset-based commercial finance loans and related senior secured loans to U.S.-based middle market borrowers. Wingspire offers a wide variety of asset-based financing solutions to businesses in an array of industries, including revolving credit facilities, machinery and equipment term loans, real estate term loans, first-in/last-out tranches, cash flow term loans, and opportunistic / bridge financings. Wingspire conducts its business through an indirectly owned subsidiary, Wingspire Capital LLC. The Company made its initial commitment to Wingspire on September 24, 2019, and subsequently made periodic additional commitments to increase its total to $450 million. The Company does not consolidate its equity interest in Wingspire.
Amergin AssetCo was created to invest in a leasing platform focused on railcar, aviation and other long-lived transportation assets. Amergin acquires existing on-lease portfolios of new and end-of-life railcars and related equipment and selectively purchases off-lease assets and is building a commercial aircraft portfolio through aircraft financing and engine acquisition on a sale and lease back basis. Amergin consists of Amergin AssetCo and Amergin Asset Management LLC, which has entered into a Servicing Agreement with Amergin AssetCo. The Company made an initial equity commitment to Amergin AssetCo on July 1, 2022. As of December 31, 2023, its commitment to Amergin AssetCo was $147.6 million, of which $62.4 million is equity and $85.2 million is debt. The Company’s investment in Amergin is a co-investment made with the Company’s affiliates in accordance with the terms of the exemptive relief that the Company received from the SEC. The Company does not consolidate its equity interest in Amergin AssetCo.
Fifth Season is a portfolio company created to invest in life insurance based assets, including secondary and tertiary life settlement and other life insurance exposures using detailed analytics, internal life expectancy review and sophisticated portfolio

Blue Owl Capital Corporation
Notes to Consolidated Financial Statements - Continued
management techniques. On July 18, 2022, the Company made an initial equity investment in Fifth Season. As of December 31, 2023 its equity investment in Fifth Season was $156.8 million at fair value. The Company’s investment in Fifth Season is a co-investment with its affiliates in accordance with the terms of the exemptive relief that the Company received from the SEC. The Company does not consolidate its equity interest in Fifth Season.
LSI Financing is a portfolio company formed to acquire contractual rights to revenue pursuant to earnout agreements generally in the life sciences space. On December 14, 2022, the Company made an initial investment in LSI Financing. As of December 31, 2023 its investment in LSI Financing, was $19.0 million at fair value. The Company’s investment in LSI Financing is a co-investment with its affiliates in accordance with the terms of the exemptive relief that we received from the SEC. The Company does not consolidate its equity interest in LSI Financing.

Blue Owl Capital Corporation
Notes to Consolidated Financial Statements - Continued
Note 4. Investments
The information in the tables below is presented on an aggregate portfolio basis, without regard to whether they are non-controlled non-affiliated, non-controlled affiliated or controlled affiliated investments.
The table below presents the composition of investments at fair value and amortized cost as of the following periods:

	December 31, 2023		December 31, 2022
($ in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
First-lien senior secured debt investments(5)	$8,703,586	$8,660,754	$9,388,499	$9,279,179
Second-lien senior secured debt investments	1,858,354	1,774,984	1,934,274	1,860,978
Unsecured debt investments	300,744	292,751	270,714	248,019
Preferred equity investments(3)	429,872	433,297	361,690	355,261
Common equity investments(1)	986,682	1,208,776	772,116	977,927
Joint ventures(2)(4)	352,964	342,786	318,839	288,981
Total Investments	$12,632,202	$12,713,348	$13,046,132	$13,010,345
_______________
(1)Includes equity investment in Wingspire, Amergin AssetCo, and Fifth Season.
(2)Includes equity investment in OBDC SLF. See below, within Note 4, for more information regarding OBDC SLF.
(3)Includes equity investment in LSI Financing.
(4)This was disclosed as “Investment funds and vehicles” as of December 31, 2022.
(5)Includes investment in Amergin AssetCo.

Blue Owl Capital Corporation
Notes to Consolidated Financial Statements - Continued
The table below presents the industry composition of investments based on fair value as of the following periods:

	December 31, 2023	December 31, 2022
Advertising and media	1.5%	1.5%
Aerospace and defense	3.1	2.8
Asset based lending and fund finance(1)	6.7	4.9
Automotive	2.1	1.5
Buildings and real estate	4.1	3.7
Business services	3.1	2.9
Chemicals	1.3	1.6
Consumer products	4.0	3.9
Containers and packaging	1.4	1.3
Distribution	2.5	4.2
Education	0.8	1.0
Financial services	2.2	5.0
Food and beverage	7.7	6.7
Healthcare equipment and services	4.4	3.9
Healthcare providers and services	6.5	4.5
Healthcare technology	5.0	4.8
Household products	2.2	2.1
Human resource support services	1.6	1.5
Infrastructure and environmental services	1.3	1.2
Insurance(3)	9.9	9.3
Internet software and services	11.8	13.3
Joint ventures(2)(5)	2.7	2.2
Leisure and entertainment	1.9	2.2
Manufacturing	6.0	5.8
Oil and gas	0.3	0.8
Pharmaceuticals(4)	0.2	—
Professional services	2.8	3.5
Specialty retail	2.2	2.2
Transportation	0.7	1.7
Total	100.0%	100.0%
_______________
(1)Includes investment in Wingspire and Amergin AssetCo.
(2)Includes equity investment in OBDC SLF. See below, within Note 4, for more information regarding OBDC SLF.
(3)Includes equity investment in Fifth Season.
(4)Includes equity investment in LSI Financing.
(5)This was disclosed as “Investment funds and vehicles” as of December 31, 2022.
The table below presents the geographic composition of investments based on fair value as of the following periods:

	December 31, 2023	December 31, 2022
United States:
Midwest	17.6%	17.5%
Northeast	19.3	20.4
South	34.5	34.4
West	21.3	20.6
International	7.3	7.1
Total	100.0%	100.0%

Blue Owl Capital Corporation
Notes to Consolidated Financial Statements - Continued
Blue Owl Capital Corporation Senior Loan Fund LLC
Blue Owl Capital Corporation Senior Loan Fund LLC ("OBDC SLF"), a Delaware limited liability company, was formed as a joint venture between the Company and The Regents of the University of California (“Regents”) and commenced operations on June 20, 2017. OBDC SLF’s principal purpose is to make investments, primarily in senior secured loans that are made to middle-market companies or in broadly syndicated loans. Through June 30, 2021, both the Company and Regents had a 50% economic ownership in OBDC SLF. Effective as of June 30, 2021, capital commitments to OBDC SLF were increased to an aggregate of $371.5 million. In connection with this change, the Company increased its economic ownership interest to 87.5% from 50.0% and Regents transferred its remaining economic interest of 12.5% to Nationwide Life Insurance Company (“Nationwide” and together with the Company, the “Members” and each a “Member”). On July 26, 2022, the Members increased their capital commitments in OBDC SLF to an aggregate of $571.5 million. OBDC SLF is managed by the Members, each of which have equal voting rights. Investment decisions must be approved by each of the Members. Except under certain circumstances, contributions to OBDC SLF cannot be redeemed.
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
As of December 31, 2023 and December 31, 2022, OBDC SLF had total investments in senior secured debt at fair value of $1.1 billion and $997.4 million, respectively. The determination of fair value is in accordance with ASC 820; however, such fair value is not included in the Company’s valuation process described herein. The tables below presents a summary of OBDC SLF’s portfolio as well as a listing of the portfolio investments in its portfolio as of the following periods:

($ in thousands)	December 31, 2023	December 31, 2022
Total senior secured debt investments(1)	$1,117,310	$1,045,865
Weighted average spread over base rate(1)	4.27%	4.05%
Number of portfolio companies	62	56
Largest funded investment to a single borrower(1)	39,851	40,272
_______________
(1)At par.

Blue Owl Capital Corporation
Notes to Consolidated Financial Statements - Continued

Blue Owl Capital Corporation Senior Loan Fund's Portfolio as of December 31, 2023 ($ in thousands)
Company(1)(2)(4)(5)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(3)	Fair Value	Percentage of Members' Equity
Debt Investments
Aerospace and defense
Applied Composites Holdings, LLC (fka AC&A Enterprises Holdings, LLC)(9)(11)	First lien senior secured loan	S +	6.00% (0.75% PIK)	01/2025	$34,097	$34,015	$27,426	7.0%
Applied Composites Holdings, LLC (fka AC&A Enterprises Holdings, LLC)(9)(11)	First lien senior secured revolving loan	S +	6.00% (0.75% PIK)	01/2025	3,030	3,028	2,437	0.6%
Bleriot US Bidco Inc.(6)(11)	First lien senior secured loan	S +	4.00%	10/2028	25,113	24,927	25,193	6.4%
Dynasty Acquisition Co., Inc. (dba StandardAero Limited)(6)(10)	First lien senior secured loan	S +	4.00%	04/2026	19,900	19,713	19,940	5.1%
					82,140	81,683	74,996	19.1%
Automotive
Holley Inc.(6)(10)	First lien senior secured loan	S +	3.75%	11/2028	22,550	22,431	21,686	5.5%
Mavis Tire Express Services Topco Corp.(6)(10)	First lien senior secured loan	S +	4.00%	05/2028	2,895	2,879	2,896	0.7%
PAI Holdco, Inc.(11)	First lien senior secured loan	S +	3.75%	10/2027	13,706	13,357	12,746	3.3%
					39,151	38,667	37,328	9.5%
Buildings and Real estate
CoreLogic Inc.(6)(10)	First lien senior secured loan	S +	3.50%	06/2028	7,270	6,855	7,056	1.8%
Wrench Group LLC(6)(11)	First lien senior secured loan	S +	4.00%	04/2026	31,677	31,598	31,706	8.1%
					38,947	38,453	38,762	9.9%
Business Services
Capstone Acquisition Holdings, Inc.(10)	First lien senior secured loan	S +	4.75%	11/2027	14,223	14,131	14,187	3.6%
Capstone Acquisition Holdings, Inc.(9)(10)	First lien senior secured delayed draw term loan	S +	4.75%	11/2027	908	903	906	0.2%
CoolSys, Inc.(6)(11)	First lien senior secured loan	S +	4.75%	08/2028	27,162	26,263	25,275	6.5%
ConnectWise, LLC(6)(11)	First lien senior secured loan	S +	3.50%	09/2028	16,660	16,600	16,603	4.2%
LABL, Inc.(6)(10)	First lien senior secured loan	S +	5.00%	10/2028	4,771	4,719	4,566	1.2%
Packers Holdings, LLC(6)(10)	First lien senior secured loan	S +	3.25%	03/2028	10,269	10,062	6,423	1.6%
					73,993	72,678	67,960	17.3%
Chemicals
Advancion Holdings, LLC (fka Aruba Investments Holdings, LLC)(6)(10)	First lien senior secured loan	S +	4.00%	11/2027	17,693	17,353	17,417	4.4%
Cyanco Intermediate 2 Corp.(6)(10)	First lien senior secured loan	S +	4.75%	07/2028	4,988	4,846	4,968	1.3%
Derby Buyer LLC(10)	First lien senior secured loan	S +	4.25%	11/2030	10,000	9,707	10,000	2.6%
					32,681	31,906	32,385	8.3%
Consumer Products
Olaplex, Inc.(6)(10)	First lien senior secured loan	S +	3.50%	02/2029	24,936	24,140	23,003	5.9%
					24,936	24,140	23,003	5.9%

Blue Owl Capital Corporation
Notes to Consolidated Financial Statements - Continued

Blue Owl Capital Corporation Senior Loan Fund's Portfolio as of December 31, 2023 ($ in thousands)
Company(1)(2)(4)(5)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(3)	Fair Value	Percentage of Members' Equity
Containers and Packaging
BW Holding, Inc.(11)	First lien senior secured loan	S +	4.00%	12/2028	20,934	19,969	19,469	5.0%
Five Star Lower Holding LLC(6)(11)	First lien senior secured loan	S +	4.25%	05/2029	25,561	25,265	25,076	6.4%
Ring Container Technologies Group, LLC(6)(10)	First lien senior secured loan	S +	3.50%	08/2028	24,500	24,457	24,537	6.3%
Valcour Packaging, LLC(6)(10)	First lien senior secured loan	S +	3.75%	10/2028	2,154	2,149	1,682	0.4%
					73,149	71,840	70,764	18.1%
Distribution
BCPE Empire Holdings, Inc. (dba Imperial-Dade)(6)(10)	First lien senior secured loan	S +	4.75%	12/2028	24,626	23,772	24,671	6.3%
Dealer Tire Financial, LLC(6)(10)	First lien senior secured loan	S +	4.50%	12/2027	30,648	30,015	30,706	7.8%
SRS Distribution, Inc.(6)(10)	First lien senior secured loan	S +	3.50%	06/2028	9,775	9,725	9,779	2.5%
					65,049	63,512	65,156	16.6%
Education
Spring Education Group, Inc. (fka SSH Group Holdings, Inc.)(6)(11)	First lien senior secured loan	S +	4.50%	10/2030	20,000	19,757	20,046	5.1%
Sophia, L.P.(6)(10)	First lien senior secured loan	S +	4.25%	10/2027	19,700	19,556	19,655	5.0%
					39,700	39,313	39,701	10.1%
Financial Services
Saphilux S.a.r.L (dba IQ EQ)(6)(12)	First lien senior secured loan	S +	4.75%	07/2028	15,000	14,792	15,009	3.8%
					15,000	14,792	15,009	3.8%
Food and beverage
Balrog Acquisition, Inc. (dba Bakemark)(6)(10)	First lien senior secured loan	S +	4.00%	09/2028	24,500	24,316	24,079	6.1%
Dessert Holdings(10)	First lien senior secured loan	S +	4.00%	06/2028	25,458	25,326	22,912	5.8%
Naked Juice LLC (dba Tropicana)(6)(11)	First lien senior secured loan	S +	3.25%	01/2029	1,970	1,966	1,901	0.5%
Sovos Brands Intermediate, Inc.(6)(11)	First lien senior secured loan	S +	3.50%	06/2028	20,724	20,689	20,782	5.3%
					72,652	72,297	69,674	17.7%
Healthcare equipment and services
Cadence, Inc.(11)	First lien senior secured loan	S +	4.75%	05/2026	28,364	28,131	27,513	7.0%
Cadence, Inc.(7)(9)(11)	First lien senior secured revolving loan	S +	4.75%	05/2026	4,095	4,087	3,875	1.0%
Confluent Medical Technologies, Inc.(11)	First lien senior secured loan	S +	3.75%	02/2029	4,913	4,893	4,887	1.2%
Medline Borrower, LP(6)(10)	First lien senior secured loan	S +	3.00%	10/2028	24,563	24,476	24,663	6.3%
Packaging Coordinators Midco, Inc.(6)(11)	First lien senior secured loan	S +	3.50%	11/2027	4,887	4,878	4,884	1.2%
Resonetics, LLC(11)	First lien senior secured loan	S +	6.00%	04/2028	25,000	24,282	25,000	6.4%
					91,822	90,747	90,822	23.1%

Blue Owl Capital Corporation
Notes to Consolidated Financial Statements - Continued

Blue Owl Capital Corporation Senior Loan Fund's Portfolio as of December 31, 2023 ($ in thousands)
Company(1)(2)(4)(5)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(3)	Fair Value	Percentage of Members' Equity
Healthcare providers and services
Confluent Health, LLC(10)	First lien senior secured loan	S +	4.00%	11/2028	24,586	24,495	24,095	6.2%
Covetrus, Inc.(6)(11)	First lien senior secured loan	S +	5.00%	10/2029	14,888	14,113	14,718	3.8%
HAH Group Holding Company LLC (dba Help at Home)(10)	First lien senior secured loan	S +	5.00%	10/2027	8,941	8,709	8,852	2.3%
Phoenix Newco, Inc. (dba Parexel)(6)(10)	First lien senior secured loan	S +	3.25%	11/2028	27,019	26,919	27,162	6.9%
Physician Partners, LLC(6)(11)	First lien senior secured loan	S +	4.00%	12/2028	9,825	9,749	9,260	2.4%
					85,259	83,985	84,087	21.6%
Healthcare technology
Athenahealth Group Inc.(6)(10)	First lien senior secured loan	S +	3.25%	02/2029	17,562	17,497	17,466	4.5%
Bracket Intermediate Holding Corp.(6)(11)	First lien senior secured loan	S +	5.00%	05/2028	19,900	19,366	19,870	5.1%
Imprivata, Inc.(6)(10)	First lien senior secured loan	S +	4.25%	12/2027	19,700	19,111	19,757	5.0%
PointClickCare Technologies, Inc.(11)	First lien senior secured loan	S +	4.00%	12/2027	4,850	4,797	4,850	1.2%
					62,012	60,771	61,943	15.8%
Infrastructure and environmental services
CHA Holding, Inc.(10)	First lien senior secured loan	S +	4.94%	04/2025	39,851	39,759	39,851	10.2%
					39,851	39,759	39,851	10.2%
Insurance
Acrisure, LLC(6)(11)	First lien senior secured loan	S +	4.50%	11/2030	9,925	9,827	9,933	2.5%
Asurion, LLC(6)(10)	First lien senior secured loan	S +	4.25%	08/2028	7,871	7,539	7,833	2.0%
Broadstreet Partners, Inc.(6)(10)	First lien senior secured loan	S +	3.75%	01/2029	4,988	4,988	4,995	1.3%
Integro Parent Inc.(9)(11)	First lien senior secured loan	S +	12.25% (PIK)	10/2024	3,561	3,561	3,561	0.9%
Integro Parent Inc.(7)(9)(11)	First lien senior secured revolving loan	S +	4.50% (12.25% PIK)	10/2024	718	717	719	0.2%
Hyperion Refinance S.à r.l (dba Howden Group)(6)(10)	First lien senior secured loan	S +	5.25%	04/2030	19,850	19,121	19,870	5.1%
					46,913	45,753	46,911	12.0%
Internet software and services
Barracuda Networks, Inc.(6)(11)	First lien senior secured loan	S +	4.50%	08/2029	24,750	24,124	24,102	6.2%
DCert Buyer, Inc.(6)(10)	First lien senior secured loan	S +	4.00%	10/2026	11,818	11,777	11,695	3.0%
Fortra, LLC (f/k/a Help/Systems Holdings, Inc.)(6)(11)	First lien senior secured loan	S +	4.00%	11/2026	14,695	14,621	13,892	3.5%
					51,263	50,522	49,689	12.7%
Manufacturing
Engineered Machinery Holdings, Inc. (dba Duravant)(6)(11)	First lien senior secured loan	S +	3.50%	05/2028	34,299	34,181	34,012	8.7%
Gloves Buyer, Inc. (dba Protective Industrial Products)(10)	First lien senior secured loan	S +	4.00%	12/2027	14,725	14,587	14,651	3.7%
Pro Mach Group, Inc.(6)(10)	First lien senior secured loan	S +	4.00%	08/2028	24,507	24,418	24,534	6.3%
					73,531	73,186	73,197	18.7%

Blue Owl Capital Corporation
Notes to Consolidated Financial Statements - Continued

Blue Owl Capital Corporation Senior Loan Fund's Portfolio as of December 31, 2023 ($ in thousands)
Company(1)(2)(4)(5)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(3)	Fair Value	Percentage of Members' Equity
Professional Services
Apex Group Treasury LLC(11)	First lien senior secured loan	S +	3.75%	07/2028	32,354	32,269	32,192	8.2%
Sovos Compliance, LLC(6)(10)	First lien senior secured loan	S +	4.50%	08/2028	25,261	25,139	24,915	6.4%
					57,615	57,408	57,107	14.6%
Telecommunications
EOS U.S. Finco LLC(11)	First lien senior secured loan	S +	5.75%	10/2029	22,065	20,909	20,190	5.2%
EOS U.S. Finco LLC(7)(8)(11)	First lien senior secured delayed draw term loan	S +	6.00%	10/2029	71	11	(84)	—%
Park Place Technologies, LLC(6)(10)	First lien senior secured loan	S +	5.00%	11/2027	14,735	14,370	14,635	3.7%
					36,871	35,290	34,741	8.9%
Transportation
Safe Fleet Holdings LLC(10)	First lien senior secured loan	S +	5.00%	02/2029	14,775	14,408	14,812	3.8%
					14,775	14,408	14,812	3.8%

Total Debt Investments					$1,117,310	$1,101,110	$1,087,898	277.7%
Total Investments					$1,117,310	$1,101,110	$1,087,898	277.7%
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
(10)The interest rate on these loans is subject to 1 month SOFR, which as of December 31, 2023 was 5.35%.
(11)The interest rate on these loans is subject to 3 month SOFR, which as of December 31, 2023 was 5.33%.
(12)The interest rate on these loans is subject to 6 month SOFR, which as of December 31, 2023 was 5.16%.

Blue Owl Capital Corporation
Notes to Consolidated Financial Statements - Continued

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
Notes to Consolidated Financial Statements - Continued

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
Notes to Consolidated Financial Statements - Continued

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
(15)The interest rate on these loans is subject to 3 month SOFR, which as of December 31, 2022 was 4.59%.
(16)The interest rate on these loans is subject to 6 month SOFR, which as of December 31, 2022 was 4.78%.

The table below presents selected balance sheet information for OBDC SLF as of the following periods:

($ in thousands)	December 31, 2023	December 31, 2022
Assets
Investments at fair value (amortized cost of $1,101,110 and $1,033,388, respectively)	$1,087,898	$997,385
Cash	37,617	27,914
Interest receivable	7,734	3,920
Prepaid expenses and other assets	6,992	6,108
Total Assets	$1,140,241	$1,035,327
Liabilities
Debt (net of unamortized debt issuance costs of $4,930 and $6,117, respectively)	$721,953	$685,265
Distributions payable	14,832	11,095
Accrued expenses and other liabilities	11,701	8,703
Total Liabilities	$748,486	$705,063
Members' Equity
Members' Equity	391,755	330,264
Members' Equity	391,755	330,264
Total Liabilities and Members' Equity	$1,140,241	$1,035,327

The table below presents selected statement of operations information for OBDC SLF for the following periods:

	For the Years Ended December 31,
($ in thousands)	2023	2022	2021
Investment Income
Interest income	$110,439	$63,220	$30,836
Other income	678	2,599	344
Total Investment Income	111,117	65,819	31,180
Expenses
Interest expense	52,148	25,182	9,745
Professional fees	1,415	935	797
Total Expenses	53,563	26,117	10,542
Net Investment Income Before Taxes	57,554	39,702	20,638
Tax expense (benefit)	832	260	731
Net Investment Income After Taxes	$56,722	$39,442	$19,907
Net Realized and Change in Unrealized Gain (Loss) on Investments
Net change in unrealized gain (loss) on investments	$22,791	(32,078)	663
Net realized gain on investments	(4,131)	27	207
Total Net Realized and Change in Unrealized Gain (Loss) on Investments	18,660	(32,051)	870
Net Increase in Members' Equity Resulting from Operations	$75,382	$7,391	$20,777

Blue Owl Capital Corporation
Notes to Consolidated Financial Statements - Continued
Note 5. Fair Value of Investments
Investments
The tables below present the fair value hierarchy of investments as of the following periods:

	Fair Value Hierarchy as of December 31, 2023
($ in thousands)	Level 1	Level 2	Level 3	Total
Cash (including restricted and foreign cash)	$659,658	$—	$—	$659,658
Investments:
First-lien senior secured debt investments(1)	$—	$—	$8,660,754	$8,660,754
Second-lien senior secured debt investments	—	99,715	1,675,269	1,774,984
Unsecured debt investments	—	11,793	280,958	292,751
Preferred equity investments(4)	—	—	433,297	433,297
Common equity investments(2)	1,093	—	1,207,683	1,208,776
Subtotal	$1,093	$111,508	$12,257,961	$12,370,562
Investments measured at NAV(3)	—	—	—	342,786
Total Investments at fair value	$1,093	$111,508	$12,257,961	$12,713,348
Derivatives:
Interest rate swaps	$—	$—	$(45,656)	$—
_______________
(1)Includes debt investment in Amergin AssetCo.
(2)Includes equity investment in Wingspire, Amergin AssetCo, and Fifth Season.
(3)Includes equity investment in OBDC SLF.
(4)Includes equity investment in LSI Financing.

	Fair Value Hierarchy as of December 31, 2022
($ in thousands)	Level 1	Level 2	Level 3	Total
Cash (including restricted and foreign cash)	$445,087	$—	$—	$445,087
Investments:
First-lien senior secured debt investments	$—	$—	$9,279,179	$9,279,179
Second-lien senior secured debt investments	—	43,692	1,817,286	1,860,978
Unsecured debt investments	—	10,579	237,440	248,019
Preferred equity investments(3)	—	—	355,261	355,261
Common equity investments(1)	816	—	977,111	977,927
Subtotal	$816	$54,271	$12,666,277	$12,721,364
Investments measured at NAV(2)	—	—	—	288,981
Total Investments at fair value	$816	$54,271	$12,666,277	$13,010,345
Derivatives:
Interest rate swaps	$—	$—	$(69,472)	$—
_______________
(1)Includes equity investment in Wingspire, Amergin AssetCo and Fifth Season.
(2)Includes equity investment in OBDC SLF.
(3)Includes equity investment in LSI Financing.

Blue Owl Capital Corporation
Notes to Consolidated Financial Statements - Continued
The tables below present the changes in the fair value of investments for which Level 3 inputs were used to determine the fair value as of and for the following periods:

	As of and for the Year Ended December 31, 2023
($ in thousands)	First-lien senior secured debt investments	Second-lien senior secured debt investments	Unsecured debt investments	Preferred equity investments	Common equity investments	Total
Fair value, beginning of period	$9,279,179	$1,817,286	$237,440	$355,261	$977,111	$12,666,277
Purchases of investments, net	1,906,568	—	—	40,054	205,436	2,152,058
Payment-in-kind	127,974	17,816	29,044	33,644	718	209,196
Proceeds from investments, net	(2,662,751)	(55,050)	(192)	(6,838)	(39,400)	(2,764,231)
Net change in unrealized gain (loss)	66,742	(16,127)	14,213	9,854	15,999	90,681
Net realized gains (losses)	(52,240)	—	(23)	235	—	(52,028)
Net amortization/accretion of discount/premium on investments	43,588	3,596	476	1,087	—	48,747
Transfers between investment types	(47,819)	—	—	—	47,819	—
Transfers into (out of) Level 3(1)	(487)	(92,252)	—	—	—	(92,739)
Fair value, end of period	$8,660,754	$1,675,269	$280,958	$433,297	$1,207,683	$12,257,961
_______________
(1)Transfers between levels, if any, are recognized at the beginning of the period in which the transfers occur. For the year ended December 31, 2023, transfers out of Level 3 into Level 2 were a result of changes in the observability of significant inputs for certain portfolio companies.

	As of and for the Year Ended December 31, 2022
($ in thousands)	First-lien senior secured debt investments	Second-lien senior secured debt investments	Unsecured debt investments	Preferred equity investments	Common equity investments	Total
Fair value, beginning of period	$9,539,774	$1,921,447	$196,485	$260,869	$571,616	$12,490,191
Purchases of investments, net	1,436,533	32,091	89,239	114,012	344,631	2,016,506
Payment-in-kind	98,788	10,874	17,947	18,847	632	147,088
Proceeds from investments, net	(1,731,097)	(30,499)	(31,506)	(33,694)	(50,925)	(1,877,721)
Net change in unrealized gain (loss)	(100,996)	(73,019)	(20,258)	(10,667)	110,838	(94,102)
Net realized gains (losses)	133	—	(3,347)	4,482	319	1,587
Net amortization of discount on investments	36,044	3,655	500	1,412	—	41,611
Transfers into (out of) Level 3(1)	—	(47,263)	(11,620)	—	—	(58,883)
Fair value, end of period	$9,279,179	$1,817,286	$237,440	$355,261	$977,111	$12,666,277
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
The table below presents the net change in unrealized gains on investments for which Level 3 inputs were used in determining the fair value that are still held by the Company for the following periods:

	Net change in unrealized gain (loss) for the Year Ended December 31, 2023 on Investments Held at December 31, 2023	Net change in unrealized gain (loss) for the Year Ended December 31, 2022 on Investments Held at December 31, 2022	Net change in unrealized gain (loss) for the Year Ended December 31, 2021 on Investments Held at December 31, 2021
First-lien senior secured debt investments	$12,696	$(106,893)	$59,528
Second-lien senior secured debt investments	(37,381)	(68,165)	11,446
Unsecured debt investments	14,215	(20,259)	(3,802)
Preferred equity investments	9,854	(10,388)	4,245
Common equity investments	16,006	110,841	86,059
Total Investments	$15,390	$(94,864)	$157,476

Blue Owl Capital Corporation
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

As of December 31, 2023
($ in thousands)	Fair Value	Valuation Technique	Unobservable Input	(Range) Weighted Average	Impact to Valuation from an Increase in Input
First-lien senior secured debt investments	$7,553,464	Yield Analysis	Market Yield	(9.1% - 27.4%) 12.8%	Decrease
	1,047,390	Recent Transaction	Transaction Price	(97.0% - 99.8%) 98.6%	Increase
	59,900	Collateral Analysis	Recovery Rate	(82.5% - 82.5%) 82.5%	Increase
Second-lien senior secured debt investments	$1,666,832	Yield Analysis	Market Yield	(11.4% - 39.5%) 15.8%	Decrease
	8,437	Collateral Analysis	Recovery Rate	(13.3% - 13.3%) 13.3%	Increase
Unsecured debt investments	$275,158	Yield Analysis	Market Yield	(10.6% - 17.2%) 12.0%	Decrease
	5,800	Market Approach	EBITDA Multiple	(11.8x - 11.8x) 11.8x	Increase
Preferred equity investments	$396,747	Yield Analysis	Market Yield	(12.6% - 25.8%) 16.4%	Decrease
	36,550	Recent Transaction	Transaction Price	(98.0% - 107.5%) 104.4%	Increase
Common equity investments	$938,313	Market Approach	EBITDA Multiple	(1.2x - 20.3x) 5.6x	Increase
	218,333	Recent Transaction	Transaction Price	(100.0% - 100.0%) 100.0%	Increase
	36,138	Market Approach	Revenue	(1.9x - 14.7x) 10.5x	Increase
	9,606	Yield Analysis	Market Yield	(7.9% - 7.9%) 7.9%	Decrease
	5,149	Market Approach	Transaction Price	($92.00 - $92.00) $92.00	Increase
	144	Market Approach	Gross Profit	(9.9x - 9.9x) 9.9x	Increase

Blue Owl Capital Corporation
Notes to Consolidated Financial Statements - Continued

As of December 31, 2022
($ in thousands)	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)	Impact to Valuation from an Increase in Input
First-lien senior secured debt investments	$9,148,610	Yield Analysis	Market Yield	(8.2% - 42.0%) 13.1%	Decrease
	86,606	Recent Transaction	Transaction Price	(97.5% - 99.0%) 97.8%	Increase
	43,963	Collateral Analysis	Recovery Rate	(51.0% - 51.0%) 51.0%	Increase
Second-lien senior secured debt investments	$1,806,340	Yield Analysis	Market Yield	(12.6% - 21.0%) 16.0%	Decrease
	6,048	Collateral Analysis	Recovery Rate	(9.5% - 9.5%) 9.5%	Increase
	4,898	Recent Transaction	Transaction Price	(98.0% - 98.0%) 98.0%	Increase
Unsecured debt investments	$232,280	Yield Analysis	Market Yield	(10.4% - 20.2%) 12.4%	Decrease
	5,160	Market Approach	EBITDA Multiple	(14.3x - 14.3x) 14.3x	Increase
Preferred equity investments	$339,821	Yield Analysis	Market Yield	(11.9% - 17.9%) 14.1%	Decrease
	15,395	Recent Transaction	Transaction Price	(96.5% - 100.0%) 97.9%	Increase
	45	Market Approach	EBITDA Multiple	(11.5x - 11.5x) 11.5x	Increase
Common equity investments	$848,356	Market Approach	EBITDA Multiple	(1.2x - 23.3x) 5.5x	Increase
	25,241	Market Approach	Revenue	(0.8x - 16.6x) 12.2x	Increase
	99,210	Recent Transaction	Transaction Price	(100% - 100%) 100%	Increase
	4,215	Market Approach	Transaction Price	($75.31 - $75.31) $75.31	Increase
	89	Market Approach	Gross Profit	(8.5x - 8.5x) 8.5x	Increase

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
Significant unobservable quantitative inputs typically used in the fair value measurement of the Company’s Level 3 debt investments primarily include current market yields, including relevant market indices, but may also include quotes from brokers, dealers, and pricing services as indicated by comparable investments. For the Company’s Level 3 equity investments, a market approach, based on comparable financial performance multiples such as publicly-traded company and comparable market transaction multiples of revenues, earnings before income taxes, depreciation and amortization (“EBITDA”), or some combination thereof and comparable market transactions typically would be used.

Blue Owl Capital Corporation
Notes to Consolidated Financial Statements - Continued
Debt Not Carried at Fair Value
Fair value is estimated by discounting remaining payments using applicable current market rates, which take into account changes in the Company’s marketplace credit ratings, or market quotes, if available. The table below presents the carrying and fair values of the Company’s debt obligations as of the following periods:

	December 31, 2023		December 31, 2022
($ in thousands)	Net Carrying Value(1)	Fair Value	Net Carrying Value(2)	Fair Value
Revolving Credit Facility	$401,075	$401,075	$542,453	$542,453
SPV Asset Facility II	245,728	245,728	245,368	245,368
SPV Asset Facility III	—	—	249,372	249,372
CLO I	274,213	274,213	387,321	387,321
CLO II	257,467	257,467	257,206	257,206
CLO III	258,324	258,324	258,145	258,145
CLO IV	288,184	288,184	287,777	287,777
CLO V	507,000	507,000	506,792	506,792
CLO VI	258,425	258,425	258,271	258,271
CLO VII	237,288	237,288	237,155	237,155
CLO X	258,126	258,126	—	—
2024 Notes	395,942	399,000	384,851	395,000
2025 Notes	422,880	413,313	421,242	399,500
July 2025 Notes	497,118	478,750	495,347	462,500
2026 Notes	495,320	483,750	493,162	461,250
July 2026 Notes	987,597	930,000	982,993	875,000
2027 Notes	454,017	451,250	438,332	412,500
2028 Notes	838,384	745,875	835,957	673,625
Total Debt	$7,077,088	$6,887,768	$7,281,744	$6,909,235
_______________
(1)The carrying value of the Company’s Revolving Credit Facility, SPV Asset Facility II, CLO I, CLO II, CLO III, CLO IV, CLO V, CLO VI, CLO VII, CLO X, 2024 Notes, 2025 Notes, July 2025 Notes, 2026 Notes, July 2026 Notes, 2027 Notes and 2028 Notes are presented net of deferred financing costs of $18.0 million, $4.3 million, $2.4 million, $2.5 million, $1.7 million, $4.3 million, $2.6 million, $1.6 million, $1.9 million, $1.9 million, $0.6 million, $2.1 million, $2.9 million, $4.7 million, $12.4 million, $6.0 million and $11.6 million, respectively.
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

The below table presents the fair value measurements of the Company’s debt obligations as of the following periods:

($ in thousands)	December 31, 2023	December 31, 2022
Level 1	$—	$—
Level 2	3,901,938	3,679,375
Level 3	2,985,830	3,229,860
Total Debt	$6,887,768	$6,909,235
Financial Instruments Not Carried at Fair Value
As of December 31, 2023 and December 31, 2022, the carrying amounts of the Company’s other assets and liabilities approximate fair value due to their short maturities. These financial instruments would be categorized as Level 3 within the hierarchy.

Blue Owl Capital Corporation
Notes to Consolidated Financial Statements - Continued
Note 6. Debt
In accordance with the 1940 Act, with certain limitations, the Company is allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 150%. As of December 31, 2023 and December 31, 2022, the Company’s asset coverage was 183% and 179%, respectively.
The below tables present the debt obligations for the following periods:

	December 31, 2023
($ in thousands)	Aggregate Principal Committed	Outstanding Principal	Amount Available(1)	Net Carrying Value(2)
Revolving Credit Facility(3)(5)	$1,895,000	$419,045	$1,416,815	$401,075
SPV Asset Facility II	250,000	250,000	—	245,728
CLO I	276,607	276,607	—	274,213
CLO II	260,000	260,000	—	257,467
CLO III	260,000	260,000	—	258,324
CLO IV	292,500	292,500	—	288,184
CLO V	509,625	509,625	—	507,000
CLO VI	260,000	260,000	—	258,425
CLO VII	239,150	239,150	—	237,288
CLO X	260,000	260,000	—	258,126
2024 Notes(4)	400,000	400,000	—	395,942
2025 Notes	425,000	425,000	—	422,880
July 2025 Notes	500,000	500,000	—	497,118
2026 Notes	500,000	500,000	—	495,320
July 2026 Notes	1,000,000	1,000,000	—	987,597
2027 Notes(4)	500,000	500,000	—	454,017
2028 Notes	850,000	850,000	—	838,384
Total Debt	$8,677,882	$7,201,927	$1,416,815	$7,077,088
______________
(1)The amount available reflects any collateral related limitations at the Company level related to each credit facility’s borrowing base.
(2)The carrying value of the Company’s Revolving Credit Facility, SPV Asset Facility II, CLO I, CLO II, CLO III, CLO IV, CLO V, CLO VI, CLO VII, CLO X, 2024 Notes, 2025 Notes, July 2025 Notes, 2026 Notes, July 2026 Notes, 2027 Notes and 2028 Notes are presented net of deferred financing costs of $18.0 million, $4.3 million, $2.4 million, $2.5 million, $1.7 million, $4.3 million, $2.6 million, $1.6 million, $1.9 million, $1.9 million, $0.6 million, $2.1 million, $2.9 million, $4.7 million, $12.4 million, $6.0 million and $11.6 million respectively.
(3)Includes the unrealized translation gain (loss) on borrowings denominated in foreign currencies.
(4)Inclusive of change in fair market value of effective hedge.
(5)The amount available is reduced by $59.1 million of outstanding letters of credit.

Blue Owl Capital Corporation
Notes to Consolidated Financial Statements - Continued

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
(5)The amount available is reduced by $44.8 million of outstanding letters of credit.
The table below presents the components of interest expense for the following periods:

	For the Years Ended December 31,
($ in thousands)	2023	2022	2021
Interest expense	$410,592	$273,134	$192,652
Amortization of debt issuance costs	26,849	30,076	25,721
Net change in unrealized gain (loss) on effective interest rate swaps and hedged items(1)	(1,135)	4,329	759
Total Interest Expense	$436,306	$307,539	$219,132
Average interest rate	5.5%	3.7%	3.0%
Average daily borrowings	$7,381,908	$7,254,857	$6,329,332
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
Description of Facilities
Revolving Credit Facility
On August 26, 2022, the Company entered into an Amended and Restated Senior Secured Revolving Credit Agreement (the “Revolving Credit Facility”), which amends and restates in its entirety that certain Senior Secured Revolving Credit Agreement, dated as of February 1, 2017 (as amended, restated, supplemented or otherwise modified prior to August 26, 2022). The parties to the Revolving Credit Facility include the Company, as Borrower, the lenders from time to time parties thereto and Truist Bank, as Administrative Agent. On November 17, 2023 (the “Facility First Amendment Date”), the parties to the Revolving Credit Facility entered into an amendment to the Revolving Credit Facility to, among other things, extend the availability period and maturity date for certain lenders. The following describes the terms of the Revolving Credit Facility amended through December 4, 2023.
The Revolving Credit Facility is guaranteed by certain domestic subsidiaries of the Company in existence as of the Revolving Credit Facility First Amendment Date, and will be guaranteed by certain domestic subsidiaries of the Company that are formed or acquired by the Company thereafter (collectively, the “Guarantors”). Proceeds of the Revolving Credit Facility may be used for general corporate purposes, including the funding of portfolio investments.
As of December 4, 2023, the maximum principal amount of the Revolving Credit Facility is $1.90 billion (increased from $1.85 billion to $1.90 billion on December 4, 2023), subject to availability under the borrowing base, which is based on the Company’s portfolio investments and other outstanding indebtedness. The amount available for borrowing under the Revolving Credit Facility is reduced by any standby letters of credit issued through the Revolving Credit Facility. Maximum capacity under the Revolving Credit Facility may be increased to $2.78 billion through the Company’s exercise of an uncommitted accordion feature through which existing and new lenders may, at their option, agree to provide additional financing. The Revolving Credit Facility includes a $200.0 million limit for swingline loans and is secured by a perfected first-priority interest in substantially all of the portfolio investments held by the Company and each Guarantor, subject to certain exceptions.
As of the Revolving Credit Facility First Amendment Date, the availability period under the Revolving Credit Facility will terminate on (a) September 3, 2024 with respect to $15.0 million of commitments, (b) August 26, 2026 with respect to $50.0 million of commitments and (c) November 17, 2027 with respect to the remaining commitments (each date, a “Revolving Credit Facility Commitment Termination Date”). The Revolving Credit Facility will mature on (a) September 3, 2025 with respect to $15.0 million of commitments, (b) August 26, 2027 with respect to $50.0 million of commitments and (c) November 17, 2028 with respect to the remaining commitments (each date, a “Revolving Credit Facility Maturity Date”). During the period from the earliest Revolving Credit Facility Commitment Termination Date to the latest Revolving Credit Facility Maturity Date, the Company will be obligated to make mandatory prepayments under the Revolving Credit Facility out of the proceeds of certain asset sales and other recovery events and equity and debt issuances.
The Company may borrow amounts in U.S. dollars or certain other permitted currencies. Amounts drawn under the Revolving Credit Facility with respect to the commitments in U.S. dollars maturing on November 17, 2028 will bear interest at either (i) term SOFR plus any applicable credit adjustment spread plus margin of either 1.875% per annum or, if the gross borrowing base is greater than or equal to the product of 1.60 and the combined debt amount, 1.75% per annum or (ii) the alternative base rate plus margin of either 0.875% per annum or, if the gross borrowing base is greater than or equal to the product of 1.60 and the combined debt amount, 0.75% per annum. Amounts drawn under the Revolving Credit Facility with respect to the commitments in U.S. dollars maturing on September 3, 2025 and August 26, 2027 will bear interest at either (i) term SOFR plus any applicable credit adjustment spread plus margin of 2.00% per annum or (ii) the alternative base rate plus margin of 1.00% per annum. With respect to loans denominated in U.S. dollars, the Company may elect either term SOFR or the alternative base rate at the time of drawdown, and such loans may be converted from one rate to another at any time at the Company’s option, subject to certain conditions. Amounts drawn under the Revolving Credit Facility with respect to the commitments in other permitted currencies maturing on November 17, 2028 will bear interest at the relevant rate specified therein (including any applicable credit adjustment spread) plus margin of either 1.875% per annum or, if the gross borrowing base is greater than or equal to the product of 1.60 and the combined debt amount, 1.75% per annum. Amounts drawn under the Revolving Credit Facility with respect to the commitments in other permitted currencies maturing on September 3, 2025 and August 26, 2027 will bear interest at the relevant rate specified therein (including any applicable credit adjustment spread) plus margin of 2.00% per annum. The Company will also pay a fee of 0.375% on daily undrawn amounts under the Revolving Credit Facility.
The Revolving Credit Facility includes customary covenants, including certain limitations on the incurrence by the Company of additional indebtedness and on the Company’s ability to make distributions to the Company’s shareholders, or redeem, repurchase or retire shares of stock, upon the occurrence of certain events and certain financial covenants related to asset coverage and liquidity and

Blue Owl Capital Corporation
Notes to Consolidated Financial Statements - Continued
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
From time to time, the Company sells and contributes certain investments to ORCC Financing II pursuant to a sale and contribution agreement by and between the Company and ORCC Financing II. No gain or loss will be recognized as a result of the contribution. Proceeds from the SPV Asset Facility II will be used to finance the origination and acquisition of eligible assets by ORCC Financing II, including the purchase of such assets from the Company. The Company retains a residual interest in assets contributed to or acquired by ORCC Financing II through the Company’s ownership of ORCC Financing II. The maximum principal amount of the SPV Asset Facility II as of the SPV Asset Facility II Eighth Amendment Date is $250.0 million (which consists of $250.0 million of revolving commitments). The availability of this amount is subject to an overcollateralization ratio test, which is based on the value of ORCC Financing II’s assets from time to time, and satisfaction of certain conditions, including an interest coverage ratio test, certain concentration limits and collateral quality tests.
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
From time to time, the Company sold and contributed certain loan assets to ORCC Financing III pursuant to a Sale and Contribution Agreement by and between the Company and ORCC Financing III. No gain or loss was recognized as a result of the contribution. Proceeds from the SPV Asset Facility III were used to finance the origination and acquisition of eligible assets by ORCC Financing III, including the purchase of such assets from the Company. The Company retained a residual interest in assets contributed to or acquired by ORCC Financing III through its ownership of ORCC Financing III. The maximum principal amount of the SPV Asset Facility III was $250.0 million; the availability of this amount was subject to a borrowing base test, which was based on the

Blue Owl Capital Corporation
Notes to Consolidated Financial Statements - Continued
value of ORCC Financing III’s assets from time to time, and satisfaction of certain conditions, including interest spread and weighted average coupon tests, certain concentration limits and collateral quality tests.
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
From time to time, the Company sold and contributed certain investments to ORCC Financing IV pursuant to a Sale and Contribution Agreement by and between the Company and ORCC Financing IV. The SPV Asset Facility IV was terminated on October 3, 2022 (the “SPV Asset Facility IV Termination Date”). No gain or loss was recognized as a result of the contribution. Proceeds from the SPV Asset Facility IV were used to finance the origination and acquisition of eligible assets by ORCC Financing IV, including the purchase of such assets from the Company. The Company retained a residual interest in assets contributed to or acquired by ORCC Financing IV through its ownership of ORCC Financing IV. The maximum principal amount of the SPV Asset Facility IV was $250.0 million; the availability of this amount was subject to an overcollateralization ratio test, which was based on the value of ORCC Financing IV’s assets from time to time, and satisfaction of certain conditions, including an interest coverage ratio test, certain concentration limits and collateral quality tests.
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

Blue Owl Capital Corporation
Notes to Consolidated Financial Statements - Continued
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
CLOs
CLO I
On May 28, 2019 (the “CLO I Closing Date”), the Company completed a $596.0 million term debt securitization transaction (the “CLO I Transaction”), also known as a collateralized loan obligation transaction, which is a form of secured financing incurred by the Company. The secured notes and preferred shares issued in the CLO I Transaction and the secured loan borrowed in the CLO I Transaction were issued and incurred, as applicable, by the Company’s consolidated subsidiaries Owl Rock CLO I, Ltd., an exempted company incorporated in the Cayman Islands with limited liability (the “CLO I Issuer”), and Owl Rock CLO I, LLC, a Delaware limited liability company (the “CLO I Co-Issuer” and together with the CLO I Issuer, the “CLO I Issuers”) and are backed by a portfolio of collateral obligations consisting of middle market loans and participation interests in middle market loans as well as by other assets of the CLO I Issuer. The following describes the terms of the CLO I Transaction as supplemented through June 28, 2023 (the “CLO I Indenture Supplement Date”).
In the CLO I Transaction the CLO I Issuers (A) issued the following notes pursuant to an indenture and security agreement dated as of the CLO I Closing Date (as supplemented by the supplemental indenture dated as of the CLO I Indenture Supplement Date by and among the CLO I Issuer, the CLO I Co-Issuer and State Street Bank and Trust Company, the “CLO I Indenture”), by and among the CLO I Issuers and State Street Bank and Trust Company: (i) $242.0 million of AAA(sf) Class A Notes, which bear interest at term SOFR (plus a spread adjustment) plus 1.80%, (ii) $30.0 million of AAA(sf) Class A-F Notes, which bear interest at a fixed rate of 4.165%, and (iii) $68.0 million of AA(sf) Class B Notes, which bear interest at term SOFR (plus a spread adjustment) plus 2.70% (together, the “CLO I Notes”) and (B) borrowed $50.0 million under floating rate loans (the “Class A Loans” and together with the CLO I Notes, the “CLO I Debt”), which bear interest at term SOFR (plus a spread adjustment) plus 1.80%, under a credit agreement (the “CLO I Credit Agreement”), dated as of the CLO I Closing Date, by and among the CLO I Issuers, as borrowers, various financial institutions, as lenders, and State Street Bank and Trust Company, as collateral trustee and loan agent. The Class A Loans may be exchanged by the lenders for Class A Notes at any time, subject to certain conditions under the CLO I Credit Agreement and the CLO I Indenture. The CLO I Debt is scheduled to mature on May 20, 2031. The CLO I Notes were privately placed by Natixis Securities Americas, LLC and SG Americas Securities, LLC.
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
The CLO I Debt is secured by all of the assets of the CLO I Issuer, which will consist primarily of middle market loans, participation interests in middle market loans, and related rights and the cash proceeds thereof. As part of the CLO I Transaction, ORCC Financing II LLC and the Company sold and contributed approximately $575.0 million par amount of middle market loans to the CLO I Issuer on the CLO I Closing Date. No gain or loss was recognized as a result of these sales and contributions. Such loans constituted the initial portfolio assets securing the CLO I Debt. The Company and ORCC Financing II LLC each made customary representations, warranties, and covenants to the CLO I Issuer regarding such sales and contributions under a loan sale agreement.
Through May 20, 2023, a portion of the proceeds received by the CLO I Issuer from the loans securing the CLO I Debt could be used by the CLO I Issuer to purchase additional middle market loans under the direction of the Adviser as the collateral manager for the CLO I Issuer and in accordance with the Company’s investing strategy and ability to originate eligible middle market loans.

Blue Owl Capital Corporation
Notes to Consolidated Financial Statements - Continued
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
The CLO II Refinancing was executed by the issuance of the following classes of notes pursuant to an indenture and security agreement dated as of December 12, 2019 (such date, the “CLO II Closing Date,” and such agreement, the “CLO II Indenture”), as supplemented by the first supplemental indenture dated as of the CLO II Refinancing Date and as further supplemented by the second supplemental indenture dated as of the CLO II Refinancing Indenture Supplement Date) by and among the CLO II Issuer, the CLO II Co-Issuer and State Street Bank And Trust Company, the “CLO II Refinancing Indenture”), by and among the CLO II Issuers and State Street Bank and Trust Company: (i) $204.0 million of AAA(sf) Class A-LR Notes, which bear interest at term SOFR (plus a spread adjustment) plus 1.55%, (ii) $20.0 million of AAA(sf) Class A-FR Notes, which bear interest at a fixed rate of 2.48% and (iii) $36.0 million of AA(sf) Class B-R Notes, which bear interest at term SOFR (plus a spread adjustment) plus 1.90% (together, the “CLO II Refinancing Debt”). The CLO II Refinancing Debt is secured by the middle market loans, participation interests in middle market loans and other assets of the CLO II Issuer. The CLO II Refinancing Debt is scheduled to mature on April 20, 2033. The CLO II Refinancing Debt was privately placed by Deutsche Bank Securities Inc. The proceeds from the CLO II Refinancing were used to redeem in full the classes of notes issued on the CLO II Closing Date.
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

Blue Owl Capital Corporation
Notes to Consolidated Financial Statements - Continued
CLO III
On March 26, 2020 (the “CLO III Closing Date”), the Company completed a $395.3 million term debt securitization transaction (the “CLO III Transaction”), also known as a collateralized loan obligation transaction, which is a form of secured financing incurred by the Company. The secured notes and preferred shares issued in the CLO III Transaction were issued by the Company’s consolidated subsidiaries Owl Rock CLO III, Ltd., an exempted company incorporated in the Cayman Islands with limited liability (the “CLO III Issuer”), and Owl Rock CLO III, LLC, a Delaware limited liability company (the “CLO III Co-Issuer” and together with the CLO III Issuer, the “CLO III Issuers”) and are backed by a portfolio of collateral obligations consisting of middle market loans and participation interests in middle market loans as well as by other assets of the CLO III Issuer. The following describes the terms of the CLO III Transaction as supplemented through July 18, 2023 (the “CLO III Indenture Supplement Date”).
The CLO III Transaction was executed by the issuance of the following classes of notes and preferred shares pursuant to an indenture and security agreement dated as of the CLO III Closing Date (as supplemented by the supplemental indenture dated as of the CLO III Indenture Supplement Date by and among the CLO III Issuer, the CLO III Co-Issuer and State Street Bank And Trust Company, the “CLO III Indenture”), by and among the CLO III Issuers and State Street Bank and Trust Company: (i) $166.0 million of AAA(sf) Class A-1L Notes, which bear interest at term SOFR (plus a spread adjustment) plus 1.80%, (ii) $40.0 million of AAA(sf) Class A-1F Notes, which bear interest at a fixed rate of 2.75%, (iii) $20.0 million of AAA(sf) Class A-2 Notes, which bear interest at term SOFR (plus a spread adjustment) plus 2.00%, and (iv) $34.0 million of AA(sf) Class B Notes, which bear interest at term SOFR (plus a spread adjustment) plus 2.45% (together, the “CLO III Debt”). The CLO III Debt is scheduled to mature on April 20, 2032. The CLO III Debt was privately placed by SG Americas Securities, LLC.
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
The CLO III Debt is secured by all of the assets of the CLO III Issuer, which will consist primarily of middle market loans, participation interests in middle market loans, and related rights and the cash proceeds thereof. As part of the CLO III Transaction, ORCC Financing IV LLC and the Company sold and contributed approximately $400.0 million par amount of middle market loans to the CLO III Issuer on the CLO III Closing Date. No gain or loss was recognized as a result of these sales and contributions. Such loans constituted the initial portfolio assets securing the CLO III Debt. The Company and ORCC Financing IV LLC each made customary representations, warranties, and covenants to the CLO III Issuer regarding such sales and contributions under a loan sale agreement.
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

Blue Owl Capital Corporation
Notes to Consolidated Financial Statements - Continued

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
The CLO IV Refinancing was executed by the issuance of the following classes of notes pursuant to an indenture and security agreement dated as of May 28, 2020 (such date, the CLO IV Closing Date, and such agreement, the “CLO IV Indenture”), as supplemented by the first supplemental indenture dated as of the CLO IV Refinancing Date and as further supplemented by the second supplemental indenture dated as of the CLO IV Refinancing Indenture Supplement Date) by and among the CLO IV Issuer, the CLO IV Co-Issuer and State Street Bank And Trust Company, the “CLO IV Refinancing Indenture”), by and among the CLO IV Issuers and State Street Bank and Trust Company: (i) $252.0 million of AAA(sf) Class A-1-R Notes, which bear interest at term SOFR (plus a spread adjustment) plus 1.60% and (ii) $40.5 million of AA(sf) Class A-2-R Notes, which bear interest at term SOFR (plus a spread adjustment) plus 1.90% (together, the “CLO IV Refinancing Secured Notes”). The CLO IV Refinancing Secured Notes are secured by the middle market loans, participation interests in middle market loans and other assets of the Issuer. The CLO IV Refinancing Secured Notes are scheduled to mature on August 20, 2033. The CLO IV Refinancing Secured Notes were privately placed by Natixis Securities Americas LLC. The proceeds from the CLO IV Refinancing were used to redeem in full the classes of notes issued on the CLO IV Closing Date, to redeem a portion of the preferred shares of the CLO IV Issuer as described below and to pay expenses incurred in connection with the CLO IV Refinancing.
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
CLO V
On November 20, 2020 (the “CLO V Closing Date”), the Company completed a $345.5 million term debt securitization transaction (the “CLO V Transaction”), also known as a collateralized loan obligation transaction, which is a form of secured financing incurred by the Company. The secured notes and preferred shares issued in the CLO V Transaction were issued by the Company’s consolidated subsidiaries Owl Rock CLO V, Ltd., an exempted company incorporated in the Cayman Islands with limited liability (the “CLO V Issuer”), and Owl Rock CLO V, LLC, a Delaware limited liability company (the “CLO V Co-Issuer” and

Blue Owl Capital Corporation
Notes to Consolidated Financial Statements - Continued
together with the CLO V Issuer, the “CLO V Issuers”) and are backed by a portfolio of collateral obligations consisting of middle market loans and participation interests in middle market loans as well as by other assets of the CLO V Issuer.
The CLO V Transaction was executed by the issuance of the following classes of notes and preferred shares pursuant to an indenture and security agreement dated as of the CLO V Closing Date (the “CLO V Indenture”), by and among the CLO V Issuers and State Street Bank and Trust Company: (i) $182.0 million of AAA(sf)/AAAsf Class A-1 Notes, which bear interest at three-month LIBOR plus 1.85% and (ii) $14.0 million of AAA(sf) Class A-2 Notes, which bear interest at three-month LIBOR plus 2.20% (together, the “CLO V Secured Notes”). The CLO V Secured Notes are secured by the middle market loans, participation interests in middle market loans and other assets of the CLO V Issuer. The CLO V Secured Notes are scheduled to mature on November 20, 2029. The CLO V Secured Notes were privately placed by Natixis Securities Americas LLC.
The CLO V Secured Notes were redeemed in the CLO V Refinancing, described below.

Concurrently with the issuance of the CLO V Secured Notes, the CLO V Issuer issued approximately $149.5 million of subordinated securities in the form of 149,450 preferred shares at an issue price of U.S.$1,000 per share (the “CLO V Preferred Shares”). The CLO V Preferred Shares were issued by the CLO V Issuer as part of its issued share capital and are not secured by the collateral securing the CLO V Secured Notes. The Company owns all of the outstanding CLO V Preferred Shares, and as such, these securities are eliminated in consolidation. The Company acted as retention holder in connection with the CLO V Transaction for the purposes of satisfying certain U.S. and European Union regulations requiring sponsors of securitization transactions to retain exposure to the performance of the securitized assets and as such was required to retain a portion of the CLO V Preferred Shares while the CLO V Secured Notes were outstanding.
As part of the CLO V Transaction, the Company entered into a loan sale agreement with the CLO V Issuer dated as of the CLO V Closing Date, which provided for the sale and contribution of approximately $201.8 million par amount of middle market loans from the Company to the CLO V Issuer on the CLO V Closing Date and for future sales from the Company to the CLO V Issuer on an ongoing basis. Such loans constituted part of the initial portfolio of assets securing the CLO V Secured Notes. The remainder of the initial portfolio assets securing the CLO V Secured Notes consisted of approximately $84.7 million par amount of middle market loans purchased by the CLO V Issuer from ORCC Financing II LLC, a wholly-owned subsidiary of the Company, under an additional loan sale agreement executed on the CLO V Closing Date between the Issuer and ORCC Financing II LLC. No gain or loss was recognized as a result of these sales and contributions. The Company and ORCC Financing II LLC each made customary representations, warranties, and covenants to the Issuer under the applicable loan sale agreement.
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

Blue Owl Capital Corporation
Notes to Consolidated Financial Statements - Continued
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
On the CLO V Closing Date, the CLO V Issuer entered into a loan sale agreement with Company, which provided for the sale and contribution of approximately $201.8 million par amount of middle market loans from the Company to the CLO V Issuer on the CLO V Closing Date and for future sales from the Company to the CLO V Issuer on an ongoing basis. As part of the CLO V Refinancing, the CLO V Refinancing Issuer, as the successor to the CLO V Issuer, and the Company entered into an amended and restated loan sale agreement with the Company dated as of the CLO V Refinancing Date, pursuant to which the CLO V Refinancing Issuer assumed all ongoing obligations of the CLO V Issuer under the original agreement and the Company sold and contributed approximately $275.7 million par amount middle market loans to the CLO V Refinancing Issuer on the CLO V Refinancing Date and provides for future sales from the Company to the CLO V Refinancing Issuer on an ongoing basis. Such loans constituted part of the portfolio of assets securing the CLO V Refinancing Secured Notes. A portion of the of the portfolio assets securing the CLO V Refinancing Secured Notes consists of middle market loans purchased by the CLO V Issuer from ORCC Financing II LLC, a wholly-owned subsidiary of the Company, under an additional loan sale agreement executed on the CLO V Closing Date between the CLO V Issuer and ORCC Financing II LLC and which the CLO V Refinancing Issuer and ORCC Financing II LLC amended and restated on the CLO V Refinancing Date in connection with the refinancing. No gain or loss was recognized as a result of these sales and contributions. The Company and ORCC Financing II LLC each made customary representations, warranties, and covenants to the CLO V Refinancing Issuer under the applicable loan sale agreement.
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
CLO VI
On May 5, 2021 (the “CLO VI Closing Date”), the Company completed a $397.8 million term debt securitization transaction (the “CLO VI Transaction”), also known as a collateralized loan obligation transaction, which is a form of secured financing incurred by the Company. The secured notes and preferred shares issued in the CLO VI Transaction were issued by the Company’s consolidated subsidiaries Owl Rock CLO VI, Ltd., an exempted company incorporated in the Cayman Islands with limited liability (the “CLO VI Issuer”), and Owl Rock CLO VI, LLC, a Delaware limited liability company (the “CLO VI Co-Issuer” and together with the CLO VI Issuer, the “CLO VI Issuers”) and are backed by a portfolio of collateral obligations consisting of middle market loans and participation interests in middle market loans as well as by other assets of the CLO VI Issuer. The following describes the terms of the CLO VI Transaction as supplemented through July 18, 2023 (the “CLO VI Indenture Supplement Date”).
The CLO VI Transaction was executed by the issuance of the following classes of notes and preferred shares pursuant to an indenture and security agreement dated as of the CLO VI Closing Date (as supplemented by the supplemental indenture dated as of the CLO VI Indenture Supplement Date by and among the CLO VI Issuer, the CLO VI Co-Issuer and State Street Bank And Trust Company, the “CLO VI Indenture”), by and among the CLO VI Issuers and State Street Bank and Trust Company: (i) $224.0 million of AAA(sf) Class A Notes, which bear interest at term SOFR (plus a spread adjustment) plus 1.45%, (ii) $26.0 million of AA(sf) Class B-1 Notes, which bear interest at term SOFR (plus a spread adjustment) plus 1.75% and (iii) $10.0 million of AA(sf) Class B-F Notes, which bear interest at a fixed rate of 2.83% (together, the “CLO VI Secured Notes”). The CLO VI Secured Notes are secured by the middle market loans, participation interests in middle market loans and other assets of the CLO VI Issuer. The CLO VI Secured Notes are scheduled to mature on June 21, 2032. The CLO VI Secured Notes were privately placed by SG Americas Securities, LLC.

Blue Owl Capital Corporation
Notes to Consolidated Financial Statements - Continued
Concurrently with the issuance of the CLO VI Secured Notes, the CLO VI Issuer issued approximately $137.8 million of subordinated securities in the form of 137,775 preferred shares at an issue price of U.S. $1,000 per share (the “CLO VI Preferred Shares”). The CLO VI Preferred Shares were issued by the CLO VI Issuer as part of its issued share capital and are not secured by the collateral securing the CLO VI Secured Notes. The Company purchased all of the CLO VI Preferred Shares, and as such, these securities are eliminated in consolidation. The Company acts as retention holder in connection with the CLO VI Transaction for the purposes of satisfying certain U.S., United Kingdom and European Union regulations requiring sponsors of securitization transactions to retain exposure to the performance of the securitized assets and as such is required to retain a portion of the CLO VI Preferred Shares.
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
CLO VII
On July 26, 2022 (the “CLO VII Closing Date”), the Company completed a $350.5 million term debt securitization transaction (the “CLO VII Transaction”), also known as a collateralized loan obligation transaction, which is a form of secured financing incurred by the Company. The secured notes and preferred shares issued in the CLO VII Transaction and the secured loan borrowed in the CLO VII Transaction were issued and incurred, as applicable, by the Company’s consolidated subsidiary Owl Rock CLO VII, LLC, a limited liability organized under the laws of the State of Delaware (the “CLO VII Issuer”) and are backed by a portfolio of collateral obligations consisting of middle market loans and participation interests in middle market loans as well as by other assets of the CLO VII Issuer.
The CLO VII Transaction was executed by (A) the issuance of the following classes of notes and preferred shares pursuant to an indenture and security agreement dated as of the CLO VII Closing Date (the “CLO VII Indenture”), by and among the CLO VII Issuer and State Street Bank and Trust Company: (i) $48.0 million of AAA(sf) Class A-1 Notes, which bear interest at three-month term SOFR plus 2.10%, (ii) $24.0 million of AAA(sf) Class A-2 Notes, which bear interest at 5.00%, (iii) $6.0 million of AA(sf) Class B-1 Notes, which bear interest at three-month term SOFR plus 2.85% and (iv) $26.2 million of AA(sf) Class B-2 Notes, which bear interest at 5.71% and (v) $10.0 million of A(sf) Class C Notes, which bear interest at 6.86% (together, the “CLO VII Secured Notes”) and (B) the borrowing by the CLO VII Issuer of $75.0 million under floating rate Class A-L1 loans (the “CLO VII Class A-L1 Loans”) and $50.0 million under floating rate Class A-L2 loans (the “CLO VII Class A-L2 Loans” and together with the CLO VII Class A-L1 Loans and the CLO VII Secured Notes, the “CLO VII Debt”). The CLO VII Class A-L1 Loans and the CLO VII Class A-L2 Loans bear interest at three-month term SOFR plus 2.10%. The CLO VII Class A-L1 Loans were borrowed under a credit agreement (the “CLO VII A-L1 Credit Agreement”), dated as of the CLO VII Closing Date, by and among the CLO VII Issuer, as borrower, various financial institutions, as lenders, and State Street Bank and Trust Company, as collateral trustee and loan agent and the CLO VII Class A-L2 Loans were borrowed under a credit agreement (the “CLO VII A-L2 Credit Agreement”), dated as of the CLO VII Closing Date, by and among the CLO VII Issuer, as borrower, various financial institutions, as lenders, and State Street Bank and Trust Company, as collateral trustee and loan agent. The CLO VII Debt is secured by middle market loans, participation interests in middle market loans and other assets of the CLO VII Issuer. The CLO VII Debt is scheduled to mature on July 20, 2033. The CLO VII Secured Notes were privately placed by SG Americas Securities, LLC as Initial Purchaser.

Blue Owl Capital Corporation
Notes to Consolidated Financial Statements - Continued
Concurrently with the issuance of the CLO VII Secured Notes and the borrowing under the CLO VII Class A-L1 Loans and CLO VII Class A-L2 Loans, the CLO VII Issuer issued approximately $111.3 million of subordinated securities in the form of 111,320 preferred shares at an issue price of U.S.$1,000 per share (the “CLO VII Preferred Shares”). The CLO VII Preferred Shares were issued by the CLO VII Issuer as part of its issued share capital and are not secured by the collateral securing the CLO VII Debt. The Company purchased all of the CLO VII Preferred Shares. The Company acts as retention holder in connection with the CLO VII Transaction for the purposes of satisfying certain U.S. and European Union regulations requiring sponsors of securitization transactions to retain exposure to the performance of the securitized assets and as such is required to retain a portion of the CLO VII Preferred Shares.
As part of the CLO VII Transaction, the Company entered into a loan sale agreement with the CLO VII Issuer dated as of the CLO VII Closing Date, which provided for the sale and contribution of approximately $255.5 million par amount of middle market loans from the Company to the CLO VII Issuer on the CLO VII Closing Date and for future sales from the Company to the CLO VII Issuer on an ongoing basis. Such loans constituted part of the initial portfolio of assets securing the CLO VII Debt. The remainder of the initial portfolio assets securing the CLO VII Debt consisted of approximately $93.3 million par amount of middle market loans purchased by the CLO VII Issuer from ORCC Financing IV LLC, a wholly-owned subsidiary of the Company, under an additional loan sale agreement executed on the CLO VII Closing Date between the CLO VII Issuer and ORCC Financing IV LLC. No gain or loss was recognized as a result of these sales and contributions. The Company and ORCC Financing IV LLC each made customary representations, warranties, and covenants to the CLO VII Issuer under the applicable loan sale agreement.
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
The CLO X Transaction was executed by the issuance of the following classes of notes and preferred shares pursuant to an indenture and security agreement dated as of the CLO X Closing Date (the “CLO X Indenture”), by and among the CLO X Issuer and State Street Bank and Trust Company: (i) $228.0 million of AAA(sf) Class A Notes, which bear interest at three-month term SOFR plus 2.45% and (ii) $32.0 million of AA(sf) Class B Notes, which bear interest at three-month term SOFR plus 3.60% (together, the “CLO X Secured Notes”). The Secured Notes are secured by middle market loans, participation interests in middle market loans and other assets of the CLO X Issuer. The CLO X Secured Notes are scheduled to mature on April 20, 2035. The CLO X Secured Notes were privately placed by Deutsche Bank Securities Inc. as Initial Purchaser.
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
Unsecured Notes
On December 14, 2023, the Company entered into an agreement of removal, appointment and acceptance (the “Tripartite Agreement”), with Computershare Trust Company, N.A., as successor to Wells Fargo Bank, National Association (the “Retiring Trustee”) and Deutsche Bank Trust Company Americas (the “Successor Trustee”), with respect to the Indenture,dated April 10, 2019 between the Company and the Retiring Trustee (the “Base Indenture”), the first supplemental indenture, dated April 10, 2019 (the “First Supplemental Indenture”) between the Company and the Retiring Trustee, the second supplemental indenture, dated October 8, 2019 (the “Second Supplemental Indenture”) between the Company and the Retiring Trustee, the third supplemental indenture, dated January 22, 2020 (the “Third Supplemental Indenture”) between the Company and the Retiring Trustee, the Fourth Supplemental Indenture, dated July 23, 2020 (the “Fourth Supplemental Indenture”) between the Company and the Retiring Trustee, the Fifth Supplemental Indenture, dated December 8, 2020 (the “Fifth Supplemental Indenture”) between the Company and the Retiring Trustee, the Sixth Supplemental Indenture, dated April 26, 2021 (the “Sixth Supplemental Indenture”) between the Company and the Retiring Trustee, and the Seventh Supplemental Indenture, dated June 11, 2021 (the “Seventh Supplemental Indenture” and together with the Base Indenture, the First Supplemental Indenture, the Second Supplemental Indenture, the Third Supplemental Indenture, the Fourth Supplemental Indenture, the Fifth Supplemental Indenture, and the Sixth Supplemental Indenture, the “Indenture”) between the Company and the Retiring Trustee.
The Tripartite Agreement provides that, effective as of the date thereof, (1) the Retiring Trustee assigns, transfers, delivers and confirms to the Successor Trustee all of its rights, title and interest under the Indenture and all of the rights, power, trusts and duties as trustee, security registrar, paying agent, authenticating agent and depositary custodian under the Indenture; and (2) the Successor Trustee accepts its appointment as successor trustee, security registrar, paying agent, authenticating agent and depositary custodian under the Indenture, and accepts the rights, indemnities, protections, powers, trust and duties of or afforded to Retiring Trustee as trustee, security registrar, paying agent, authenticating agent and depositary custodian under the Indenture. The Successor Trustee’s appointment in its capacities as paying agent and security registrar became effective on December 29, 2023.
2023 Notes
On December 21, 2017, the Company entered into a Note Purchase Agreement governing the issuance of $150.0 million in aggregate principal amount of unsecured notes (the “2023 Notes”) to institutional investors in a private placement. The issuance of $138.5 million of the 2023 Notes occurred on December 21, 2017, and $11.5 million of the 2023 Notes were issued in January 2018. The 2023 Notes had a fixed interest rate of 4.75% and were due on June 21, 2023. Interest on the 2023 Notes was due and ranked semiannually. This interest rate was subject to increase (up to a maximum interest rate of 5.50%) in the event that, subject to certain exceptions, the 2023 Notes ceased to have an investment grade rating. The Company was obligated to offer to repay the 2023 Notes at

Blue Owl Capital Corporation
Notes to Consolidated Financial Statements - Continued
par if certain change in control events occur. The 2023 Notes were the Company’s general unsecured obligations and ranked pari passu with all outstanding and future unsecured unsubordinated indebtedness issued by the Company.
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
The 2023 Notes were offered in reliance on Section 4(a)(2) of the Securities Act. In connection with the offering of the 2023 Notes, on December 21, 2017, the Company entered into a centrally cleared interest rate swap. The notional amount of the interest rate swap was $150.0 million. The Company received fixed rate interest semi-annually at 4.75% and paid variable rate interest monthly based on 1-month LIBOR plus 2.545%. The interest rate swap matured on December 21, 2021, and therefore, for the years ended December 31, 2023 and 2022, the Company did not make any periodic payments. For the year ended December 31, 2021, the Company made periodic payments of $4.0 million. The interest expense related to the 2023 Notes was equally offset by proceeds received from the interest rate swap. The swap adjusted interest expense is included as a component of interest expense in the Company’s Consolidated Statements of Operations. Depending on the nature of the balance at period end, the fair value of the interest rate swap is either included as a component of accrued expenses and other liabilities or prepaid expenses and other assets on the Company’s Consolidated Statements of Assets and Liabilities. The change in fair value of the interest rate swap is offset by the change in fair value of the 2023 Notes, with the remaining difference included as a component of interest expense on the Consolidated Statements of Operations.
On November 23, 2021, the Company caused notice to be issued to the holders of the 2023 Notes regarding the Company’s exercise of the option to redeem in full all $150.0 million in aggregate principal amount of the 2023 Notes at 100% of their principal amount, plus the accrued and unpaid interest thereon through, but excluding, the redemption date, December 23, 2021. On December 23, 2021, the Company redeemed in full all $150.0 million in aggregate principal amount of the 2023 Notes at 100% of their principal amount, plus the accrued and unpaid interest thereon through, but excluding, December 23, 2021.
2024 Notes
On April 10, 2019, the Company issued $400.0 million aggregate principal amount of notes that mature on April 15, 2024 (the “2024 Notes”). The 2024 Notes bear interest at a rate of 5.25% per year, payable semi-annually on April 15 and October 15 of each year, commencing on October 15, 2019. The Company may redeem some or all of the 2024 Notes at any time, or from time to time, at a redemption price equal to the greater of (1) 100% of the principal amount of the 2024 Notes to be redeemed or (2) the sum of the present values of the remaining scheduled payments of principal and interest (exclusive of accrued and unpaid interest to the date of redemption) on the 2024 Notes to be redeemed, discounted to the redemption date on a semi-annual basis (assuming a 360-day year consisting of twelve 30-day months) using the applicable Treasury Rate plus 50 basis points, plus, in each case, accrued and unpaid interest to the redemption date; provided, however, that if the Company redeems any 2024 Notes on or after March 15, 2024 (the date falling one month prior to the maturity date of the 2024 Notes), the redemption price for the 2024 Notes will be equal to 100% of the principal amount of the 2024 Notes to be redeemed, plus accrued and unpaid interest, if any, to, but excluding, the date of redemption.
In connection with the issuance of the 2024 Notes, on April 10, 2019 the Company entered into centrally cleared interest rate swaps. The notional amount of the interest rate swaps is $400.0 million. The Company will receive fixed rate interest at 5.25% and pay variable rate interest based on six-month SOFR (plus a spread adjustment) plus 3.051%. The interest rate swaps mature on April 10, 2024.The interest rate swaps mature on April 10, 2024. For the years ended December 31, 2023, 2022 and 2021 the Company made periodic payments of $15.5 million, $5.6 million and $8.7 million, respectively. The swap adjusted interest expense is included as a component of interest expense on the Company’s Consolidated Statements of Operations. As of December 31, 2023 and December 31, 2022, the interest rate swap had a fair value of $(3.6) million and $(13.1) million, respectively. Depending on the nature of the balance at period end, the fair value of the interest rate swap is either included as a component of accrued expenses and other liabilities or prepaid expenses and other assets on the Company’s Consolidated Statements of Assets and Liabilities. The change in fair value of the interest rate swap is offset by the change in fair value of the 2024 Notes, with the remaining difference included as a component of interest expense on the Consolidated Statements of Operations.
2025 Notes
On October 8, 2019, the Company issued $425.0 million aggregate principal amount of notes that mature on March 30, 2025 (the “2025 Notes”). The 2025 Notes bear interest at a rate of 4.00% per year, payable semi-annually on March 30 and September 30 of each year, commencing on March 30, 2020. The Company may redeem some or all of the 2025 Notes at any time, or from time to time, at a redemption price equal to the greater of (1) 100% of the principal amount of the 2025 Notes to be redeemed or (2) the sum of the present values of the remaining scheduled payments of principal and interest (exclusive of accrued and unpaid interest to the date of redemption) on the 2025 Notes to be redeemed, discounted to the redemption date on a semi-annual basis (assuming a 360-day

Blue Owl Capital Corporation
Notes to Consolidated Financial Statements - Continued
year consisting of twelve 30-day months) using the applicable Treasury Rate plus 40 basis points, plus, in each case, accrued and unpaid interest to the redemption date; provided, however, that if the Company redeems any 2025 Notes on or after February 28, 2025 (the date falling one month prior to the maturity date of the 2025 Notes), the redemption price for the 2025 Notes will be equal to 100% of the principal amount of the 2025 Notes to be redeemed, plus accrued and unpaid interest, if any, to, but excluding, the date of redemption.
July 2025 Notes
On January 22, 2020, the Company issued $500.0 million aggregate principal amount of notes that mature on July 22, 2025 (the “July 2025 Notes”). The July 2025 Notes bear interest at a rate of 3.75% per year, payable semi-annually on January 22 and July 22, of each year, commencing on July 22, 2020. The Company may redeem some or all of the July 2025 Notes at any time, or from time to time, at a redemption price equal to the greater of (1) 100% of the principal amount of the July 2025 Notes to be redeemed or (2) the sum of the present values of the remaining scheduled payments of principal and interest (exclusive of accrued and unpaid interest to the date of redemption) on the July 2025 Notes to be redeemed, discounted to the redemption date on a semi-annual basis (assuming a 360-day year consisting of twelve 30-day months) using the applicable Treasury Rate plus 35 basis points, plus, in each case, accrued and unpaid interest to the redemption date; provided, however, that if the Company redeems any July 2025 Notes on or after June 22, 2025 (the date falling one month prior to the maturity date of the 2025 Notes), the redemption price for the July 2025 Notes will be equal to 100% of the principal amount of the July 2025 Notes to be redeemed, plus accrued and unpaid interest, if any, to, but excluding, the date of redemption.
2026 Notes
On July 23, 2020, the Company issued $500.0 million aggregate principal amount of notes that mature on January 15, 2026 (the “2026 Notes”). The 2026 Notes bear interest at a rate of 4.25% per year, payable semi-annually on January 15 and July 15 of each year, commencing on January 15, 2021. The Company may redeem some or all of the 2026 Notes at any time, or from time to time, at a redemption price equal to the greater of (1) 100% of the principal amount of the 2026 Notes to be redeemed or (2) the sum of the present values of the remaining scheduled payments of principal and interest (exclusive of accrued and unpaid interest to the date of redemption) on the 2026 Notes to be redeemed, discounted to the redemption date on a semi-annual basis (assuming a 360-day year consisting of twelve 30-day months) using the applicable Treasury Rate plus 50 basis points, plus, in each case, accrued and unpaid interest to the redemption date; provided, however, that if the Company redeems any 2026 Notes on or after December, 15 2025 (the date falling one month prior to the maturity date of the 2026 Notes), the redemption price for the 2026 Notes will be equal to 100% of the principal amount of the 2026 Notes to be redeemed, plus accrued and unpaid interest, if any, to, but excluding, the date of redemption.
July 2026 Notes
On December 8, 2020, the Company issued $1.00 billion aggregate principal amount of notes that mature on July 15, 2026 (the “July 2026 Notes”). The July 2026 Notes bear interest at a rate of 3.40% per year, payable semi-annually on January 15 and July 15 of each year, commencing on July 15, 2021. The Company may redeem some or all of the July 2026 Notes at any time, or from time to time, at a redemption price equal to the greater of (1) 100% of the principal amount of the July 2026 Notes to be redeemed or (2) the sum of the present values of the remaining scheduled payments of principal and interest (exclusive of accrued and unpaid interest to the date of redemption) on the July 2026 Notes to be redeemed, discounted to the redemption date on a semi-annual basis (assuming a 360-day year consisting of twelve 30-day months) using the applicable Treasury Rate plus 50 basis points, plus, in each case, accrued and unpaid interest to the redemption date; provided, however, that if the Company redeems any July 2026 Notes on or after June 15, 2026 (the date falling one month prior to the maturity date of the July 2026 Notes), the redemption price for the July 2026 Notes will be equal to 100% of the principal amount of the July 2026 Notes to be redeemed, plus accrued and unpaid interest, if any, to, but excluding, the date of redemption.
2027 Notes
On April 26, 2021, the Company issued $500.0 million aggregate principal amount of notes that mature on January 15, 2027 (the “2027 Notes”). The 2027 Notes bear interest at a rate of 2.625% per year, payable semi-annually on January 15 and July 15, of each year, commencing on July 15, 2021. The Company may redeem some or all of the 2027 Notes at any time, or from time to time, at a redemption price equal to the greater of (1) 100% of the principal amount of the 2027 Notes to be redeemed or (2) the sum of the present values of the remaining scheduled payments of principal and interest (exclusive of accrued and unpaid interest to the date of redemption) on the 2027 Notes to be redeemed, discounted to the redemption date on a semi-annual basis (assuming a 360-day year consisting of twelve 30-day months) using the applicable Treasury Rate plus 30 basis points, plus, in each case, accrued and unpaid interest to the redemption date; provided, however, that if the Company redeems any 2027 Notes on or after December 15, 2026 (the date falling one month prior to the maturity date of the 2027 Notes), the redemption price for the 2027 Notes will be equal to 100% of the principal amount of the 2027 Notes to be redeemed, plus accrued and unpaid interest, if any, to, but excluding, the date of redemption.

Blue Owl Capital Corporation
Notes to Consolidated Financial Statements - Continued
In connection with the issuance of the 2027 Notes, on April 26, 2021, the Company entered into centrally cleared interest rate swaps. The notional amount of the interest rate swaps is $500.0 million. The Company will receive fixed rate interest at 2.625% and pay variable rate interest based on six-month SOFR (plus a spread adjustment) plus 1.769%. The interest rate swaps mature on January 15, 2027. For the years ended December 31, 2023, 2022 and 2021, the Company made periodic payments of $15.8 million, $3.1 million and $0.9 million, respectively. The interest expense related to the 2027 Notes is equally offset by the proceeds received from the interest rate swaps. The swap adjusted interest expense is included as a component of interest expense on the Company’s Consolidated Statements of Operations. As of December 31, 2023 and 2022, the interest rate swap had a fair value of $(42.1) million and $(56.4) million, respectively. Depending on the nature of the balance at period end, the fair value of the interest rate swap is either included as a component of accrued expenses and other liabilities or prepaid expenses and other assets on the Company’s Consolidated Statements of Assets and Liabilities. The change in fair value of the interest rate swaps is offset by the change in fair value of the 2027 Notes, with the remaining difference included as a component of interest expense on the Consolidated Statements of Operations.
2028 Notes
On June 11, 2021, the Company issued $450.0 million aggregate principal amount of notes that mature on June 11, 2028 and on August 17, 2021, the Company issued an additional $400.0 million aggregate principal amount of the Company's 2.875% notes due 2028 (together, the “2028 Notes”). The 2028 Notes bear interest at a rate of 2.875% per year, payable semi-annually on June 11 and December 11, of each year, commencing on December 11, 2021. The Company may redeem some or all of the 2028 Notes at any time, or from time to time, at a redemption price equal to the greater of (1) 100% of the principal amount of the 2028 Notes to be redeemed or (2) the sum of the present values of the remaining scheduled payments of principal and interest (exclusive of accrued and unpaid interest to the date of redemption) on the 2028 Notes to be redeemed, discounted to the redemption date on a semi-annual basis (assuming a 360-day year consisting of twelve 30-day months) using the applicable Treasury Rate plus 30 basis points, plus, in each case, accrued and unpaid interest to the redemption date; provided, however, that if the Company redeems any 2028 Notes on or after April 11, 2028 (the date falling two months prior to the maturity date of the 2028 Notes), the redemption price for the 2028 Notes will be equal to 100% of the principal amount of the 2028 Notes to be redeemed, plus accrued and unpaid interest, if any, to, but excluding, the date of redemption.

Blue Owl Capital Corporation
Notes to Consolidated Financial Statements - Continued
Note 7. Commitments and Contingencies
Portfolio Company Commitments
From time to time, the Company may enter into commitments to fund investments. The table below presents outstanding commitments to fund investments in current portfolio companies as of the following periods:

Company ($ in thousands)	Investment	December 31, 2023	December 31, 2022
3ES Innovation Inc. (dba Aucerna)	First lien senior secured revolving loan	$1,343	$2,193
AAM Series 1.1 Rail and Domestic Intermodal Feeder, LLC	LLC Interest	5,324	45,000
AAM Series 2.1 Aviation Feeder, LLC	LLC Interest	309	43,432
ABB/Con-cise Optical Group LLC	First lien senior secured revolving loan	—	354
Accela, Inc.	First lien senior secured revolving loan	—	3,000
Adenza Group, Inc.	First lien senior secured delayed draw term loan	—	8,331
Adenza Group, Inc.	First lien senior secured revolving loan	—	18,227
Allied Benefit Systems Intermediate LLC	First lien senior secured delayed draw term loan	155	—
AmeriLife Holdings LLC	First lien senior secured delayed draw term loan	183	61
AmeriLife Holdings LLC	First lien senior secured revolving loan	91	91
AmSpec Group, Inc. (fka AmSpec Services Inc.)	First lien senior secured revolving loan	—	11,388
Anaplan, Inc.	First lien senior secured revolving loan	9,722	9,722
Apex Service Partners, LLC	First lien senior secured delayed draw term loan	4,807	—
Apex Service Partners, LLC	First lien senior secured revolving loan	1,895	19
Apptio, Inc.	First lien senior secured revolving loan	—	1,112
Aramsco, Inc.	First lien senior secured revolving loan	—	6,703
Arctic Holdco, LLC (dba Novvia Group)	First lien senior secured delayed draw term loan	7,500	—
Armstrong Bidco Limited (dba The Access Group)	First lien senior secured delayed draw term loan	—	273
Ascend Buyer, LLC (dba PPC Flexible Packaging)	First lien senior secured revolving loan	377	565
Associations, Inc.	First lien senior secured delayed draw term loan	412	45,792
Associations, Inc.	First lien senior secured revolving loan	21,290	32,923
Aurelia Netherlands Midco 2 B.V.	First lien senior secured EUR delayed draw term loan	27,804	—
Aurelia Netherlands Midco 2 B.V.	First lien senior secured NOK delayed draw term loan	29,096	—
Aurelia Netherlands Midco 2 B.V.	First lien senior secured EUR revolving loan	3,089	—
Bamboo US BidCo LLC	First lien senior secured delayed draw term loan	716	—
Bamboo US BidCo LLC	First lien senior secured revolving loan	1,026	—
Bayshore Intermediate #2, L.P. (dba Boomi)	First lien senior secured revolving loan	5,531	4,607
BCPE Osprey Buyer, Inc. (dba PartsSource)	First lien senior secured delayed draw term loan	25,500	28,014
BCPE Osprey Buyer, Inc. (dba PartsSource)	First lien senior secured revolving loan	8,167	11,855
BCTO BSI Buyer, Inc. (dba Buildertrend)	First lien senior secured revolving loan	8,036	8,036
Blast Bidco Inc. (dba Bazooka Candy Brands)	First lien senior secured revolving loan	3,448	—
Blend Labs, Inc.	First lien senior secured revolving loan	—	7,500
BP Veraison Buyer, LLC (dba Sun World)	First lien senior secured delayed draw term loan	—	29,054
BP Veraison Buyer, LLC (dba Sun World)	First lien senior secured revolving loan	8,716	8,716
BradyIFS Holdings, LLC (fka Individual Foodservice Holdings, LLC)	First lien senior secured delayed draw term loan	11,801	—
BradyIFS Holdings, LLC (fka Individual Foodservice Holdings, LLC)	First lien senior secured revolving loan	12,026	21,567
Brightway Holdings, LLC	First lien senior secured revolving loan	1,737	3,158
Catalis Intermediate, Inc. (fka GovBrands Intermediate, Inc.)	First lien senior secured delayed draw term loan	—	1,111
Catalis Intermediate, Inc. (fka GovBrands Intermediate, Inc.)	First lien senior secured revolving loan	520	79
Circana Group, L.P. (fka The NPD Group, L.P.)	First lien senior secured revolving loan	1,238	1,329

Blue Owl Capital Corporation
Notes to Consolidated Financial Statements - Continued

Company ($ in thousands)	Investment	December 31, 2023	December 31, 2022
CivicPlus, LLC	First lien senior secured revolving loan	1,781	2,698
Coupa Holdings, LLC	First lien senior secured delayed draw term loan	70	—
Coupa Holdings, LLC	First lien senior secured revolving loan	54	—
Crewline Buyer, Inc. (dba New Relic)	First lien senior secured revolving loan	11,063	—
Delinea Buyer, Inc. (f/k/a Centrify)	First lien senior secured revolving loan	6,817	—
Denali BuyerCo, LLC (dba Summit Companies)	First lien senior secured delayed draw term loan	—	1,719
Denali BuyerCo, LLC (dba Summit Companies)	First lien senior secured revolving loan	2,998	2,998
Diamondback Acquisition, Inc. (dba Sphera)	First lien senior secured delayed draw term loan	—	1,080
Douglas Products and Packaging Company LLC	First lien senior secured revolving loan	—	2,447
EET Buyer, Inc. (dba e-Emphasys)	First lien senior secured revolving loan	364	455
Endries Acquisition, Inc.	First lien senior secured delayed draw term loan	20,370	—
Endries Acquisition, Inc.	First lien senior secured delayed draw term loan	7,835	—
Entertainment Benefits Group, LLC	First lien senior secured revolving loan	80	44
Evolution BuyerCo, Inc. (dba SIAA)	First lien senior secured delayed draw term loan	23,910	—
Evolution BuyerCo, Inc. (dba SIAA)	First lien senior secured revolving loan	10,709	10,709
FARADAY BUYER, LLC (dba MacLean Power Systems)	First lien senior secured delayed draw term loan	11,130	—
Finastra USA, Inc.	First lien senior secured revolving loan	6,808	—
Forescout Technologies, Inc.	First lien senior secured delayed draw term loan	48,750	48,750
Forescout Technologies, Inc.	First lien senior secured revolving loan	5,345	5,345
Fortis Solutions Group, LLC	First lien senior secured delayed draw term loan	—	13
Fortis Solutions Group, LLC	First lien senior secured revolving loan	439	400
Fullsteam Operations, LLC	First lien senior secured delayed draw term loan	3,211	3,987
Fullsteam Operations, LLC	First lien senior secured revolving loan	500	—
Gainsight, Inc.	First lien senior secured revolving loan	1,727	3,357
Galls, LLC	First lien senior secured revolving loan	20,967	17,192
Gaylord Chemical Company, L.L.C.	First lien senior secured revolving loan	13,202	13,202
Gerson Lehrman Group, Inc.	First lien senior secured revolving loan	21,563	21,563
GI Apple Midco LLC (dba Atlas Technical Consultants)	First lien senior secured delayed draw term loan	141	—
GI Apple Midco LLC (dba Atlas Technical Consultants)	First lien senior secured revolving loan	49	—
GI Ranger Intermediate, LLC (dba Rectangle Health)	First lien senior secured revolving loan	147	332
Global Music Rights, LLC	First lien senior secured revolving loan	667	667
Granicus, Inc.	First lien senior secured revolving loan	939	789
H&F Opportunities LUX III S.À R.L (dba Checkmarx)	First lien senior secured revolving loan	16,250	16,250
Hercules Borrower, LLC (dba The Vincit Group)	First lien senior secured revolving loan	20,916	18,685
HGH Purchaser, Inc. (dba Horizon Services)	First lien senior secured delayed draw term loan	—	3,824
HGH Purchaser, Inc. (dba Horizon Services)	First lien senior secured revolving loan	165	6,520
Hissho Sushi Merger Sub, LLC	First lien senior secured revolving loan	70	56
Hyland Software, Inc.	First lien senior secured revolving loan	2,520	—
Hometown Food Company	First lien senior secured revolving loan	—	3,388
Ideal Image Development, LLC	First lien senior secured delayed draw term loan	659	1,463
Ideal Image Development, LLC	First lien senior secured revolving loan	—	1,829
Ideal Tridon Holdings, Inc.	First lien senior secured revolving loan	2,561	2,536
IG Investments Holdings, LLC (dba Insight Global)	First lien senior secured revolving loan	3,974	2,384
Indigo Buyer, Inc. (dba Inovar Packaging Group)	First lien senior secured delayed draw term loan	—	250
Indigo Buyer, Inc. (dba Inovar Packaging Group)	First lien senior secured revolving loan	60	83

Blue Owl Capital Corporation
Notes to Consolidated Financial Statements - Continued

Company ($ in thousands)	Investment	December 31, 2023	December 31, 2022
Indikami Bidco, LLC (dba IntegriChain)	First lien senior secured delayed draw term loan	2,218	—
Indikami Bidco, LLC (dba IntegriChain)	First lien senior secured revolving loan	1,585	—
Integrity Marketing Acquisition, LLC	First lien senior secured delayed draw term loan	54,441	—
Integrity Marketing Acquisition, LLC	First lien senior secured revolving loan	13,533	14,832
Interoperability Bidco, Inc. (dba Lyniate)	First lien senior secured revolving loan	3,054	1,522
Kaseya Inc.	First lien senior secured delayed draw term loan	1,065	1,134
Kaseya Inc.	First lien senior secured revolving loan	850	1,134
KPSKY Acquisition, Inc. (dba BluSky)	First lien senior secured delayed draw term loan	290	—
Lightbeam Bidco, Inc. (dba Lazer Spot)	First lien senior secured revolving loan	476	26,833
Lignetics Investment Corp.	First lien senior secured delayed draw term loan	—	3,922
Lignetics Investment Corp.	First lien senior secured revolving loan	784	1,882
Litera Bidco LLC	First lien senior secured revolving loan	5,738	4,160
Mario Purchaser, LLC (dba Len the Plumber)	First lien senior secured delayed draw term loan	3,729	4,880
Mario Purchaser, LLC (dba Len the Plumber)	First lien senior secured revolving loan	967	1,381
Medline Borrower, LP	First lien senior secured revolving loan	7,190	7,190
MHE Intermediate Holdings, LLC (dba OnPoint Group)	First lien senior secured revolving loan	15,536	13,361
Milan Laser Holdings LLC	First lien senior secured revolving loan	3,007	2,078
MINDBODY, Inc.	First lien senior secured revolving loan	6,071	6,071
Ministry Brands Holdings, LLC	First lien senior secured delayed draw term loan	—	226
Ministry Brands Holdings, LLC	First lien senior secured revolving loan	32	34
National Dentex Labs LLC (fka Barracuda Dental LLC)	First lien senior secured revolving loan	2,341	171
Natural Partners, LLC	First lien senior secured revolving loan	68	68
Nelipak Holding Company	First lien senior secured USD revolving loan	5,360	6,299
Nelipak Holding Company	First lien senior secured EUR revolving loan	5,674	4,481
NMI Acquisitionco, Inc. (dba Network Merchants)	First lien senior secured delayed draw term loan	—	3,077
NMI Acquisitionco, Inc. (dba Network Merchants)	First lien senior secured revolving loan	1,652	1,652
Norvax, LLC (dba GoHealth)	First lien senior secured revolving loan	12,273	12,273
Notorious Topco, LLC (dba Beauty Industry Group)	First lien senior secured delayed draw term loan	—	6,385
Notorious Topco, LLC (dba Beauty Industry Group)	First lien senior secured revolving loan	8,939	7,981
The Better Being Co., LLC (fka Nutraceutical International Corporation)	First lien senior secured revolving loan	5,431	—
OB Hospitalist Group, Inc.	First lien senior secured revolving loan	9,291	9,897
Ocala Bidco, Inc.	First lien senior secured delayed draw term loan	18,988	18,988
Ole Smoky Distillery, LLC	First lien senior secured revolving loan	116	116
Pacific BidCo Inc.	First lien senior secured delayed draw term loan	3,436	3,436
Patriot Acquisition TopCo S.A.R.L (dba Corza Health, Inc.)	First lien senior secured revolving loan	10,637	10,637
Peter C. Foy & Associates Insurance Services, LLC (dba PCF Insurance Services)	First lien senior secured revolving loan	6,161	6,161
PetVet Care Centers, LLC	First lien senior secured delayed draw term loan	14,114	—
PetVet Care Centers, LLC	First lien senior secured revolving loan	14,812	—
Ping Identity Holding Corp.	First lien senior secured revolving loan	91	91
Plasma Buyer LLC (dba PathGroup)	First lien senior secured delayed draw term loan	176	176
Plasma Buyer LLC (dba PathGroup)	First lien senior secured revolving loan	50	76
Pluralsight, LLC	First lien senior secured revolving loan	1,390	3,118
PPV Intermediate Holdings, LLC	First lien senior secured delayed draw term loan	57	110
PPV Intermediate Holdings, LLC	First lien senior secured revolving loan	67	49
Project Power Buyer, LLC (dba PEC-Veriforce)	First lien senior secured revolving loan	3,188	3,188
PS Operating Company LLC (fka QC Supply, LLC)	First lien senior secured revolving loan	1,217	1,159

Blue Owl Capital Corporation
Notes to Consolidated Financial Statements - Continued

Company ($ in thousands)	Investment	December 31, 2023	December 31, 2022
QAD, Inc.	First lien senior secured revolving loan	3,429	3,429
Quva Pharma, Inc.	First lien senior secured revolving loan	4,000	2,080
Relativity ODA LLC	First lien senior secured revolving loan	7,333	7,333
KRIV Acquisition Inc. (dba Riveron)	First lien senior secured delayed draw term loan	945	—
KRIV Acquisition Inc. (dba Riveron)	First lien senior secured revolving loan	853	—
SailPoint Technologies Holdings, Inc.	First lien senior secured revolving loan	4,358	4,358
Sara Lee Frozen Bakery, LLC (fka KSLB Holdings, LLC)	First lien senior secured revolving loan	5,880	1,980
Securonix, Inc.	First lien senior secured revolving loan	153	153
Sensor Technology Topco, Inc. (dba Humanetics)	First lien senior secured revolving loan	2,506	—
SimpliSafe Holding Corporation	First lien senior secured delayed draw term loan	566	772
Smarsh Inc.	First lien senior secured delayed draw term loan	95	95
Smarsh Inc.	First lien senior secured revolving loan	8	48
Sonny's Enterprises, LLC	First lien senior secured delayed draw term loan	573	—
Sonny's Enterprises, LLC	First lien senior secured revolving loan	17,969	17,969
Spotless Brands, LLC	First lien senior secured revolving loan	1,023	1,305
Summit Acquisition Inc. (dba K2 Insurance Services)	First lien senior secured delayed draw term loan	178	—
Summit Acquisition Inc. (dba K2 Insurance Services)	First lien senior secured revolving loan	89	—
Swipe Acquisition Corporation (dba PLI)	First lien senior secured delayed draw term loan	6,228	6,228
Swipe Acquisition Corporation (dba PLI)	Letter of Credit	7,118	7,118
SWK BUYER, Inc. (dba Stonewall Kitchen)	First lien senior secured revolving loan	70	175
SWK BUYER, Inc. (dba Stonewall Kitchen)	First lien senior secured revolving loan	—	46
Tahoe Finco, LLC	First lien senior secured revolving loan	—	9,244
Tall Tree Foods, Inc.	First lien senior secured delayed draw term loan	1,500	—
Tamarack Intermediate, L.L.C. (dba Verisk 3E)	First lien senior secured delayed draw term loan	62	—
Tamarack Intermediate, L.L.C. (dba Verisk 3E)	First lien senior secured revolving loan	141	116
Tempo Buyer Corp. (dba Global Claims Services)	First lien senior secured delayed draw term loan	—	308
Tempo Buyer Corp. (dba Global Claims Services)	First lien senior secured revolving loan	105	141
The Shade Store, LLC	First lien senior secured revolving loan	327	655
THG Acquisition, LLC (dba Hilb)	First lien senior secured revolving loan	6,695	8,608
Thunder Purchaser, Inc. (dba Vector Solutions)	First lien senior secured delayed draw term loan	—	7,018
Thunder Purchaser, Inc. (dba Vector Solutions)	First lien senior secured revolving loan	2,248	2,522
Troon Golf, L.L.C.	First lien senior secured revolving loan	21,622	21,622
Ultimate Baked Goods Midco, LLC	First lien senior secured revolving loan	9,946	7,335
Unified Women's Healthcare, LP	First lien senior secured delayed draw term loan	15,000	33
Unified Women's Healthcare, LP	First lien senior secured revolving loan	88	88
USRP Holdings, Inc. (dba U.S. Retirement and Benefits Partners)	First lien senior secured revolving loan	4,239	4,239

Blue Owl Capital Corporation
Notes to Consolidated Financial Statements - Continued

Company ($ in thousands)	Investment	December 31, 2023	December 31, 2022
Valence Surface Technologies LLC	First lien senior secured revolving loan	49	49
Velocity HoldCo III Inc. (dba VelocityEHS)	First lien senior secured revolving loan	1,172	1,072
Walker Edison Furniture Company LLC	First lien senior secured delayed draw term loan	7,026	—
When I Work, Inc.	First lien senior secured revolving loan	925	925
Wingspire Capital Holdings LLC	LLC Interest	61,855	35,855
KWOL Acquisition Inc. (dba Worldwide Clinical Trials)	First lien senior secured revolving loan	5,860	—
WU Holdco, Inc. (dba Weiman Products, LLC)	First lien senior secured revolving loan	8,835	9,219
XRL 1 LLC (f/k/a XOMA) (dba XOMA)	First lien senior secured delayed draw term loan	2,500	—
Zendesk, Inc.	First lien senior secured delayed draw term loan	17,352	17,352
Zendesk, Inc.	First lien senior secured revolving loan	7,145	7,145
Total Unfunded Portfolio Company Commitments		$954,831	$926,091
As of December 31, 2023, the Company believed they had adequate financial resources to satisfy the unfunded portfolio company commitments.
Other Commitments and Contingencies
On November 3, 2020, the Board approved the 2020 Stock Repurchase Program (the “2020 Stock Repurchase Program”) under which the Company may repurchase up to $100 million of the Company’s outstanding common stock. Under the 2020 Stock Repurchase Program, purchases were made at management’s discretion from time to time in open-market transactions, in accordance with all applicable securities laws and regulations. Unless extended by the Board, the 2020 Stock Repurchase Program will terminate 12-months from the date it was approved. On November 2, 2021, the Board approved an extension to the 2020 Stock Repurchase Program for an additional 12-months. On November 2, 2022, the 2020 Stock Repurchase Program ended in accordance with its terms. While the plan was in effect the agent had repurchased 944,076 shares of the Company’s common stock pursuant to the 2020 Stock Repurchase Program for approximately $12.6 million.
On November 1, 2022, the Board approved the 2022 Stock Repurchase Program (the “2022 Stock Repurchase Program”) under which we may repurchase up to $150 million of our outstanding common stock. Under the 2022 Stock Repurchase Program, purchases may be made at management’s discretion from time to time in open-market transactions, in accordance with all applicable securities laws and regulations. Unless extended by the Board, the 2022 Stock Repurchase Program will terminate 18-months from the date it was approved. Since the 2022 Stock Repurchase Program’s inception the agent has repurchased 4,090,138 shares of the Company’s common stock pursuant to the 2022 Stock Repurchase Program for approximately $50.0 million as of December 31, 2023.
From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of its business. At December 31, 2023, management was not aware of any material pending or threatened litigation that would require accounting recognition or financial statement disclosure.

Blue Owl Capital Corporation
Notes to Consolidated Financial Statements - Continued
Note 8. Net Assets
Equity Issuances
The Company has the authority to issue 500,000,000 common shares at $0.01 per share par value.
There were no sales of the Company’s common stock during the years ended December 31, 2023, 2022 and 2021.
Distributions
The tables below present the distributions declared on shares of the Company’s common stock for the following periods:

	For the Year Ended December 31, 2023
Date Declared	Record Date	Payment Date	Distribution per Share
November 7, 2023	December 29, 2023	January 12, 2024	$0.35
November 7, 2023 (supplemental dividend)	November 30, 2023	December 15, 2023	$0.08
August 8, 2023	September 29, 2023	October 13, 2023	$0.33
August 8, 2023 (supplemental dividend)	August 31, 2023	September 15, 2023	$0.07
May 9, 2023	June 30, 2023	July 14, 2023	$0.33
May 9, 2023 (supplemental dividend)	May 31, 2023	June 15, 2023	$0.06
February 21, 2023	March 31, 2023	April 14, 2023	$0.33
February 21, 2023 (supplemental dividend)	March 3, 2023	March 17, 2023	$0.04

	For the Year Ended December 31, 2022
Date Declared	Record Date	Payment Date	Distribution per Share
November 1, 2022	December 30, 2022	January 13, 2023	$0.33
November 1, 2022 (supplemental dividend)	November 30, 2022	December 15, 2022	$0.03
August 2, 2022	September 30, 2022	November 15, 2022	$0.31
May 3, 2022	June 30, 2022	August 15, 2022	$0.31
February 23, 2022	March 31, 2022	May 13, 2022	$0.31

	For the Year Ended December 31, 2021
Date Declared	Record Date	Payment Date	Distribution per Share
November 2, 2021	December 31, 2021	January 31, 2022	$0.31
August 3, 2021	September 30, 2021	November 15, 2021	$0.31
May 5, 2021	June 30, 2021	August 13, 2021	$0.31
February 23, 2021	March 31, 2021	May 14, 2021	$0.31
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

Blue Owl Capital Corporation
Notes to Consolidated Financial Statements - Continued
The following tables presents the shares distributed pursuant to the dividend reinvestment plan for the following periods:

	For the Year Ended December 31, 2023
Date Declared	Record Date	Payment Date	Shares
November 7, 2023 (supplemental dividend)	November 30, 2023	December 15, 2023	98,832	(1)
August 8, 2023	September 29, 2023	October 13, 2023	415,349	(1)
August 8, 2023 (supplemental dividend)	August 31, 2023	September 15, 2023	89,305	(1)
May 9, 2023	June 30, 2023	July 14, 2023	516,771	(1)
May 9, 2023 (supplemental dividend)	May 31, 2023	June 15, 2023	84,373	(1)
February 21, 2023	March 31, 2023	April 14, 2023	558,872	(1)
February 21, 2023 (supplemental dividend)	March 3, 2023	March 17, 2023	77,157	(1)
November 1, 2022	December 30, 2022	January 13, 2023	583,495	(1)
_______________
(1)Shares purchased in the open market in order to satisfy dividends reinvested under our dividend reinvestment program.

	For the Year Ended December 31, 2022
Date Declared	Record Date	Payment Date	Shares
November 1, 2022 (supplemental dividend)	November 30, 2022	December 15, 2022	51,018	(1)
August 2, 2022	September 30, 2022	November 15, 2022	616,214	(1)
May 3, 2022	June 30, 2022	August 15, 2022	886,113	(1)
February 23, 2022	March 31, 2022	May 15, 2022	830,764	(1)
November 2, 2021	December 31, 2021	January 31, 2022	814,084
_______________
(1)Shares purchased in the open market in order to satisfy dividends reinvested under our dividend reinvestment program.

	For the Year Ended December 31, 2021
Date Declared	Record Date	Payment Date	Shares
August 3, 2021	September 30, 2021	November 15, 2021	800,451
May 5, 2021	June 30, 2021	August 13, 2021	935,064
February 23, 2021	March 31, 2021	May 14, 2021	815,703
November 4, 2020	December 31, 2020	January 19, 2021	1,435,099

Blue Owl Capital Corporation
Notes to Consolidated Financial Statements - Continued
2020 Stock Repurchase Program
On November 3, 2020, the Board approved the 2020 Stock Repurchase Program under which the Company was authorized to repurchase up to $100 million of the Company’s outstanding common stock. Under the 2020 Stock Repurchase Program program, purchases were made at management’s discretion from time to time in open-market transactions, in accordance with all applicable securities laws and regulations. On November 2, 2021, the Board approved an extension to the 2020 Stock Repurchase Program for an additional 12-months and on November 2, 2022, the 2020 Stock Repurchase Program ended in accordance with its terms. For the period ended December 31, 2021, the agent had repurchased 186,150 shares of our common stock pursuant to the 2020 Stock Repurchase Program for approximately $2.6 million. For the period ended December 31, 2022, the agent had repurchased 757,926 shares of our common stock pursuant to the 2020 Stock Repurchase Program for approximately $10.0 million. For the following periods, repurchases under the 2020 Stock Repurchase Program were as follows:

Period ($ in millions, except share and per share amounts)	Total Number of Shares Repurchased	Average Price Paid per Share	Approximate Dollar Value of Shares that have been Purchased Under the Plans	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan
October 1, 2021 - October 31, 2021	—	$—	$—	$100.0
November 1, 2021 - November 30, 2021	22,900	$13.92	$0.3	99.7
December 1, 2021 - December 31, 2021	163,250	$14.00	$2.3	97.4
Total	186,150		$2.6

Period ($ in millions, except share and per share amounts)	Total Number of Shares Repurchased	Average Price Paid per Share	Approximate Dollar Value of Shares that have been Purchased Under the Plans	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan
January 1, 2022 - January 31, 2022	—	$—	$—	$97.4
February 1, 2022 - February 28, 2022	—	$—	$—	97.4
March 1, 2022 - March 31, 2022	—	$—	$—	97.4
April 1, 2022 - April 30, 2022	—	$—	$—	97.4
May 1, 2022 - May 31, 2022	757,926	$13.21	$10.0	87.4
	757,926		$10.0

Blue Owl Capital Corporation
Notes to Consolidated Financial Statements - Continued
2022 Stock Repurchase Program
On November 1, 2022, the Board approved the 2022 Stock Repurchase Program under which the Company may repurchase up to $150 million of our outstanding common stock. Under the 2022 Stock Repurchase Program, purchases may be made at management’s discretion from time to time in open-market transactions, in accordance with all applicable securities laws and regulations. Unless extended by the Board, the 2022 Stock Repurchase Program will terminate 18-months from the date it was approved.For the period ended December 31, 2022, the agent had repurchased 1,346,326 shares of our common stock pursuant to the 2022 Stock Repurchase Program for approximately $15.9 million. For the period ended December 31, 2023, the agent had repurchased 2,743,812 shares of our common stock pursuant to the 2022 Stock Repurchase Program for approximately $34.1 million. For the following periods, repurchases under the 2022 Stock Repurchase Program were as follows:

Period ($ in millions, except share and per share amounts)	Total Number of Shares Repurchased	Average Price Paid per Share	Approximate Dollar Value of Shares that have been Purchased Under the Plans	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan
November 1, 2022 - November 30, 2022	—	$—	$—	$150.0
December 1, 2022 - December 31, 2022	1,346,326	$11.84	$15.9	134.1
	1,346,326		$15.9

Period ($ in millions, except share and per share amounts)(1)	Total Number of Shares Repurchased	Average Price Paid per Share	Approximate Dollar Value of Shares that have been Purchased Under the Plans	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan
January 1, 2023 - January 31, 2023	1,493,034	$12.19	$18.2	$115.9
February 1, 2023 - February 28, 2023	29,154	$12.98	$0.4	$115.5
March 1, 2023 - March 31, 2023	278,419	$12.61	$3.5	$112.0
April 1, 2023 - April 30, 2023	687,545	$12.65	$8.7	$103.3
May 1, 2023 - May 31, 2023	190,355	$12.53	$2.4	$100.9
June 1, 2023 - June 30, 2023	65,305	$13.50	$0.9	$100.0
Total	2,743,812		$34.1
________________
(1)No purchases were made from July 1, 2023 to December 31, 2023.
Note 9. Earnings Per Share
The following table presents the computation of basic and diluted earnings per common share for the following periods:

	For the Years Ended December 31,
($ in thousands, except per share amounts)	2023	2022	2021
Increase (decrease) in net assets resulting from operations	$793,312	$466,355	$624,882
Weighted average shares of common stock outstanding—basic and diluted	390,104,585	394,006,852	392,297,907
Earnings per common share-basic and diluted	$2.03	$1.18	$1.59

Blue Owl Capital Corporation
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
The following reconciles the increase in net assets resulting from operations for the fiscal years ended December 31, 2023, 2022, and 2021 to undistributed taxable income for the following periods:

	For the Years Ended December 31,
($ in millions)	2023(1)	2022	2021
Increase in net assets resulting from operations	$793.3	$466.3	$624.9
Adjustments:
Net unrealized (gain) loss on investments	$(92.9)	$94.5	$(179.8)
Other income (loss) for tax purposes, not book	(43.3)	(33.0)	(2.0)
Deferred organization costs	(0.1)	(0.1)	(0.1)
Other book-tax differences	12.7	5.8	4.0
Realized gain/loss differences	53.0	1.0	37.4
Taxable Income	$722.7	$534.5	$484.4
_______________
(1)Tax information for the fiscal year ended December 31, 2023 is estimated and is not considered final until the Company files its tax return.
For the year ended December 31, 2023
Total distributions declared of $620.3 million resulted in a taxable dividend amount of $620.3 million that consisted of $612.9 million of ordinary income and $7.4 million of net long-term capital gains for the tax year ending December 31, 2023. For the calendar year ended December 31, 2023 the Company had $118.3 million of undistributed ordinary income, as well as, $(10.0) million of net unrealized gains (losses) on investments and $(14.7) million of other temporary differences. For the year ended December 31, 2023, 90.2% of distributed ordinary income qualified as interest related dividend which is exempt from U.S. withholding tax applicable to non-U.S. shareholders.
During the year ended December 31, 2023, the Company increased the total distributable earnings (losses) and decreased additional paid in capital. These permanent differences were principally related to $12.8 million attributable to U.S. federal income tax, including excise taxes.
As of December 31, 2023, the net estimated unrealized loss for U.S. federal income tax purposes was $0.4 million based on a tax cost basis of $12.7 billion. As of December 31, 2023, the estimated aggregate gross unrealized loss for U.S. federal income tax purposes was $325.3 million and the estimated aggregate gross unrealized gain for U.S. federal income tax purposes was $324.9 million.
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

Blue Owl Capital Corporation
Notes to Consolidated Financial Statements - Continued
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
Taxable Subsidiaries
Certain of the Company’s consolidated subsidiaries are subject to U.S. federal and state corporate-level income taxes. For the years ended December 31, 2023, 2022 and 2021, the Company recorded a current tax expense of approximately $0.3 million, $5.1 million and $4.0 million for taxable subsidiaries, respectively.
The Company recorded a net deferred tax liability of $29.0 million and $16.0 million as of December 31, 2023 and 2022, respectively, for taxable subsidiaries, which is significantly related to GAAP to tax outside basis differences in the taxable subsidiaries' investment in certain partnership interests.

Blue Owl Capital Corporation
Notes to Consolidated Financial Statements - Continued
Note 11. Financial Highlights
The table below presents the financial highlights for a common share outstanding for the following periods:

	For the Years Ended December 31,
($ in thousands, except share and per share amounts)	2023	2022	2021	2020	2019		2018	2017	2016
Per share data:
Net asset value, beginning of period	$14.99	$15.08	$14.74	$15.24	$15.10		$15.03	$14.85	$—
Net investment income(1)	1.93	1.41	1.25	1.33	1.54		1.68	1.40	0.42
Net realized and unrealized gain (loss)	0.10	(0.22)	0.33	(0.35)	0.08		(0.19)	0.13	0.36
Total from operations	2.03	1.19	1.58	0.98	1.62		1.49	1.53	0.78
Repurchase of common shares(2)	0.02	0.01	—	0.08	(0.03)		—	—	14.13
Distributions declared from earnings(2)	(1.59)	(1.29)	(1.24)	(1.56)	(1.45)		(1.42)	(1.35)	(0.06)
Total increase (decrease) in net assets	0.46	(0.09)	0.34	(0.50)	0.14		0.07	0.18	14.85
Net asset value, end of period	$15.45	$14.99	15.08	$14.74	$15.24		$15.10	$15.03	$14.85
Shares outstanding, end of period	389,732,868	392,476,687	393,766,855	389,966,688	392,129,619		216,204,837	97,959,595	45,833,313
Per share market value at end of period	$14.76	$11.55	14.16	$12.66	$17.89		N/A	N/A	N/A
Total Return, based on market value(3)	43.3%	(9.9)%	21.7%	(20.1)%	22.0%	(8)	N/A	N/A	N/A
Total Return, based on net asset value(4)	15.6%	9.0%	11.3%	8.7%	10.7%		10.2%	10.6%	(0.6)%
Ratios / Supplemental Data(5)
Ratio of total expenses to average net assets(6)	13.9%	11.0%	9.1%	5.0%	4.4%		6.4%	6.3%	6.5%
Ratio of net investment income to average net assets	12.7%	9.5%	8.4%	9.1%	10.0%		10.9%	9.0%	2.9%
Net assets, end of period	$6,021,393	$5,882,403	$5,937,877	$5,746,434	$5,977,283		$3,264,845	$1,472,579	$680,525
Weighted-average shares outstanding	390,104,585	394,006,852	392,297,907	388,645,561	324,630,279		146,422,371	67,082,905	21,345,191
Total capital commitments, end of period	N/A	N/A	N/A	N/A	N/A		$5,471,160	$5,067,680	$2,313,237
Ratio of total contributed capital to total committed capital, end of period	N/A	N/A	N/A	N/A	N/A		57.4%	27.9%	28.8%
Portfolio turnover rate	13.2%	11.6%	43.1%	14.7%	17.7%		29.1%	30.8%	25.4%
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

Blue Owl Capital Corporation
Notes to Consolidated Financial Statements - Continued
Note 12. Subsequent Events
In preparing these financial statements, the Company has evaluated events and transactions for potential recognition or disclosure through the date of issuance. There are no subsequent events to disclose except for the following:
Credit facilities and Unsecured Notes
On January 4, 2024, the Company completed a $390.0 million term debt securitization refinancing in CLO I. As part of the refinancing, the Company (A) issued the following classes of notes (i) $221,400,000 of AAA(sf) Class A-NR Notes, which bear interest at the Benchmark plus 2.40%, (ii) $25,000,000 of AAA(sf) Class A-FR Notes, which bear interest at 6.35%, (iii) $41,600,000 of AA(sf) Class B-R Notes, which bear interest at the Benchmark plus 3.25% and (iv) $52,000,000 of A(sf) Class C Notes, which bear interest at the Benchmark plus 4.25% and (B) the borrowing of $50,000,000 under floating rate Class A-LR loans, which bear interest at the Benchmark plus 2.40%. Concurrently with the issuance of the notes and the borrowing under the Class A-LR Loans, approximately $85.3 million of subordinated securities were redeemed in the form of 120,800 preferred shares at per preferred share CLO I is scheduled to mature on February 20, 2036.
On January 17, 2024, the parties to the ORCC Financing II facility amended certain terms to increase the total revolving commitment amount to $300.0 million and add an additional lender.
On January 22, 2024, the Company issued $600.0 million aggregate principal amount of 5.95% notes due March 15, 2029. In connection with the note issuance, on February 9, 2024 the Company entered into a centrally cleared interest rate swap. The notional amount of the interest rate swap is $600.0 million. The Company will receive fixed rate interest at 5.95% and pay variable rate interest based on one-month SOFR plus 211.75 basis points. The interest rate swaps mature on February 15, 2025.
Dividend
On February 21, 2024, the Board declared a first quarter dividend of $0.37 per share for stockholders of record as of March 29, 2024, payable on or before April 15, 2024 and a fourth quarter supplemental of $0.08 per share for stockholders of record as of March 1, 2024, payable on or before March 15, 2024.

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
(b) Management’s Report on Internal Controls Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act). Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 COSO Framework). Based on our evaluation under the framework in Internal Control—Integrated Framework (2013), management concluded that our internal control over financial reporting was effective as of December 31, 2023.
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
(d) Changes in Internal Controls Over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information
Rule 10b5-1 Trading Plans
During the fiscal quarter ended December 31, 2023, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
Our Board of Directors
As of December 31, 2023, our Board consisted of six members. The Board is divided into three classes, with the members of each class serving staggered, three-year terms. The terms of our Class I directors will expire at the 2026 annual meeting of shareholders; the terms of our Class II directors will expire at the 2024 annual meeting of shareholders; and the terms of our Class III directors will expire at the 2025 annual meeting of shareholders.
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

Name, Address, and Age(1)	Position(s) Held with the Company	Principal Occupation(s) During the Past 5 Years	Term of Office and Length of Time Served(2)	Number of Companies in Fund Complex(3) Overseen by Director	Other Directorships Held by Director or Nominee for Director
Independent Directors
Eric Kaye, 60	Director	Founder of Kayezen, LLC (formerly ARQ^EX Fitness Systems)	Class I Director since 2016; Term expires in 2026	7	OBDC II OBDC III OTF OCIC OTF II OTIC
Victor Woolridge, 67	Director	Managing Director of Barings Real Estate Advisers LLC	Class I Director since 2021; Term expires in 2026	7	OBDC II OBDC III OTF OCIC OTF II OTIC
Christopher M. Temple, 56	Director	President of DelTex Capital LLC	Class II Director since 2016; Term expires in 2024	7	OBDC II OBDC III OTF OCIC OTF II OTIC Plains All American Pipeline Company
Melissa Weiler, 59	Director	Private Investor Managing Director and member of the Management Committee of Crescent Capital Group (through 2020)	Class II Director since 2021, Term expires in 2024	7	OBDC II OBDC III OTF OCIC OTF II OTIC Jefferies Financial Group, Inc.

Name, Address, and Age(1)	Position(s) Held with the Company	Principal Occupation(s) During the Past 5 Years	Term of Office and Length of Time Served(2)	Number of Companies in Fund Complex(3) Overseen by Director	Other Directorships Held by Director or Nominee for Director
Edward D'Alelio, 71	Chairman of the Board, Director	Retired	Class III Director since 2016; Term expires in 2025	7	OBDC II OBDC III OTF OCIC OTF II OTIC Blackstone/GSO Long Short Credit Fund Blackstone/GSO Sen. Flt Rate Fund
Interested Directors(4)
Craig W. Packer, 57	Chief Executive Officer, President and Director	Co-Founder of Blue Owl Capital Partners Co-President of Blue Owl Co-Chief Investment Officer of each of the Blue Owl Credit Advisers President and Chief Executive Officer of the Blue Owl BDCs (5) Co-Head of Leveraged Finance in the Americas, Goldman Sachs	Class III Director since 2016; Term expires in 2025	7	OBDC II OBDC III OTF OCIC OTF II OTIC Blue Owl Capital Inc. ("Blue Owl")
_______________
(1)The address for each director is c/o Blue Owl Capital Corporation, 399 Park Avenue, 37th Floor, New York, New York 10022.
(2)Directors serve for three-year terms until the next annual meeting of shareholders and until their successors are duly elected and qualified.
(3)The term “Fund Complex” refers to the Blue Owl BDCs. Directors and officers who oversee the funds in the Fund Complex are noted.
(4)“Interested person” of the Company as defined in Section 2(a)(19) of the Investment Company Act of 1940 (the “1940 Act”). Mr. Packer is an “interested person” because of his affiliation with the Adviser.
(5)On January 12, 2024, the Board appointed Logan Nicholson to serve as OBDC III’s President, which was previously held by Craig Packer.
Independent Directors
Mr. Kaye is the founder of Kayezen, LLC, a physical therapy and fitness equipment design company. Prior to founding Kayezen, LLC, Mr. Kaye served as a Vice Chairman and Managing Director of UBS Investment Bank, and a member of the division’s Global Operating and U.S. Executive Committees, from June 2001 to May 2012. For the majority of Mr. Kaye’s tenure with UBS, he was a Managing Director and led the firm’s Exclusive Sales and Divestitures Group, where he focused on advising middle market companies. Prior to joining UBS, Mr. Kaye has served as Global Co Head of Mergers & Acquisitions for Robertson Stephens, an investment banking firm, from February 1998 to June 2001. Mr. Kaye joined Robertson Stephens from PaineWebber where he served as Executive Director and head of the firm’s Technology Mergers & Acquisitions team. Since March 2016 and November 2016 he has served on the boards of directors of the Company and OBDC II, respectively, since August 2018 he has served on the board of directors of OTF, since February 2020 and September 2020 he has served on the boards of directors of OBDC III and OCIC, respectively and since August 2021 and November 2021 he has served on the boards of directors of OTIC and OTF II, respectively. Mr. Kaye holds a B.A. from Union College and an M.B.A. from Columbia Business School.
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

Prior to joining Tailwind, Mr. Temple was a managing director at Friend Skoler & Co., Inc. from May 2005 to May 2008. From April 1996 to December 2004, Mr. Temple was a managing director at Thayer Capital Partners. Mr. Temple started his career in the audit and tax departments of KPMG’s Houston office and was a licensed CPA from 1989 to 1993. Mr. Temple has served on the board of directors of Plains GP Holdings, L.P., the general partner of Plains All American Pipeline Company since November 2016 and has served as a member of the Plains GP Holdings, L.P. compensation committee since November 2020 and as a director of Plains All American Pipeline, L.P’s (“PAA”) general partner from May 2009 to November 2016. He was a member of the PAA Audit Committee from 2009 to 2016. Prior public board service includes board and audit committee service for Clear Channel Outdoor Holdings from April 2011 to May 2016 and on the board and audit committee of Charter Communications Inc. from November 2009 through January 2011. In addition to public boards, as part of his role with Tailwind, Mr. Temple has served on private boards including Brawler Industries, and National HME and currently serves on the boards of Loenbro, Inc. and HMT, LLC. Since March 2016 and November 2016 he has served on the boards of directors of the Company and OBDC II, respectively, since August 2018 he has served on the board of directors of OTF, since February 2020 and September 2020 he has served on the boards of directors of OBDC III and OCIC, respectively and since August 2021 and November 2021 he has served on the boards of directors of ORTIC and OTF II, respectively. Mr. Temple holds a B.B.A., magna cum laude, from the University of Texas and an M.B.A. from Harvard.
We believe Mr. Temple’s broad investment management background, together with his financial and accounting knowledge, brings important and valuable skills to the Board.
Mr. D’Alelio was formerly a Managing Director and CIO for Fixed Income at Putnam Investments, Boston, where he served from 1989 until he retired in 2002. While at Putnam, he served on the Investment Policy Committee, which was responsible for oversight of all investments. He also sat on various Committees including attribution and portfolio performance. Prior to joining Putnam, he was a portfolio manager at Keystone Investments and prior to that, he was an Investment Analyst at The Hartford Ins. Co. Since 2002, Mr. D’Alelio has served as an Executive in Residence at the University of Mass., Boston—School of Management. He is also chair of the investment committee of the Umass Foundation. He serves on the Advisory Committees of Ceres Farms. Since September 2009, he has served as director of Vermont Farmstead Cheese. Since January 2008 he has served on the board of Blackstone/GSO Long Short Credit Fund & Blackstone/GSO Sen. Flt Rate Fund. Since March 2016 and November 2016, he has served on the boards of directors of the Company and OBDC II, respectively, since August 2018 he has served on the board of directors of OTF, since February 2020 and September 2020 he has served on the boards of directors of OBDC III and OCIC, respectively and since August 2021 and November 2021 he has served on the boards of directors of OTIC and OTF II, respectively. Mr. D’Alelio’s previous corporate board assignments include Archibald Candy, Doane Pet Care, Trump Entertainment Resorts and UMass Memorial Hospital. Mr. D’Alelio is a graduate of the Univ. of Mass Boston and has an M.B.A. from Boston University.
We believe Mr. D’Alelio’s numerous management positions and broad experiences in the financial services sector provide him with skills and valuable insight in handling complex financial transactions and issues, all of which make him well qualified to serve on the Board.
Ms. Weiler was formerly a Managing Director and a member of the Management Committee of Crescent Capital Group, a Los Angeles-based asset management firm (“Crescent”), where she served from January 2011 until she retired in December 2020. During that time, Ms. Weiler was responsible for the oversight of Crescent’s CLO management business from July 2017 through December 2020, and managed several multi-strategy credit funds from January 2011 through June 2017. During her tenure at Crescent, she also served on the Risk Management and Diversity & Inclusion committees. From October 1995 to December 2010, Ms. Weiler was a Managing Director at Trust Company of the West, a Los Angeles-based asset management firm (“TCW”). At TCW, she managed several multi-strategy credit funds from July 2006 to December 2010, and served as lead portfolio manager for TCW’s high-yield bond strategy from October 1995 to June 2006. Ms. Weiler has served on the board of directors of Jefferies Financial Group Inc. since 2021. She is a member of the Cedars-Sinai Board of Governors and is actively involved in 100 Women in Finance. Ms. Weiler holds a B.S. in Economics from the Wharton School at the University of Pennsylvania. Ms. Weiler joined the boards of directors of the Company, OBDC II, OBDC III, OTF and OCIC in February 2021 and the boards of directors of OTIC and OTF II in August 2021 and November 2021, respectively.
We believe Ms. Weiler’s broad investment management background, together with her financial and accounting knowledge, brings important and valuable skills to the Board.
Mr. Woolridge was formerly a Managing Director of Barings Real Estate Advisers, LLC ("Barings"), the real estate investment unit of Barings LLC, a global asset management firm. Mr. Woolridge most recently served as Head of the U.S. Capital Markets for Equity Real Estate Funds at Barings. Mr. Woolridge previously served as Vice President and Managing Director and Head of Debt Capital Markets - Equities of Cornerstone Real Estate Advisers LLC (prior to its rebranding under the Barings name) ("Cornerstone") from January 2013 to September 2016 and as Vice President Special Servicing from January 2010 to January 2013. Prior to joining Cornerstone, Mr. Woolridge served as a Managing Director of Babson Capital Management LLC ("Babson") from January 2000 to January 2010. Prior to joining Babson, Mr. Woolridge served as Director of Loan Originations and Assistant Regional Director of MassMutual Financial Group from September 1982 to January 2000. Since 2009, Mr. Woolridge has served on the University of Massachusetts (UMass) Board of Trustees and has previously served as Chairman of the Board and as Chairman of the Board's Committee on Administration and Finance and as trustee for University of Massachusetts Global. Since 2022, Mr. Woolridge has served as a director of Trumbull Property Income Fund and Fallon Health. Mr. Woolridge has also served on the UMass

Foundation's investment committee since 2021. Mr. Woolridge previously served on the Board of Trustees of Baystate Health from 2005 to 2016, which included service as Chairman of the Board and on the Board's compensation, finance, governance and strategy committees. Mr. Woolridge holds a B.S. from the University of Massachusetts at Amherst and is a Certified Commercial Investment Member. Mr. Woolridge joined the boards of directors of the Company, OBDC II, OBDC III, OTF, OCIC, OTIC, and OTF II in November 2021.
We believe Mr. Woolridge's numerous management positions and broad experiences in the asset management and financial services sectors provide him with skills and valuable insight in handling complex financial transactions and issues, all of which makes him well qualified to serve on the Board of Directors.
Interested Director
Mr. Packer is the Chief Executive Officer of each of the Blue Owl BDCs, the President of each of the Blue Owl BDCs except for OBDC III and is a member of the Diversified Lending Investment Committee and the Technology Lending Investment Committee of the Blue Owl Credit Advisers. Additionally, Mr. Packer is a Co-President and a director of Blue Owl. Mr. Packer is also the Head of the Credit platform and serves as a Co-Chief Investment Officer for each of the Blue Owl Credit Advisers. Previously, Mr. Packer co-founded Owl Rock Capital Partners ("Owl Rock"), the predecessor firm to Blue Owl's Credit platform. In addition, Mr. Packer has served on the boards of directors of the Company and OBDC II since March 2016 and November 2016, respectively, on the board of directors of OTF since August 2018, on the boards of directors of OBDC III and OCIC since February 2020 and September 2020, respectively, and since August 2021 and November 2021 he has served on the boards of directors of OTIC and OTF II, respectively. Mr. Packer also served as President of OBDC III since its inception until January 2024. Prior to co-founding Owl Rock, Mr. Packer was a Partner and Co-Head of Leveraged Finance in the Americas at Goldman, Sachs & Co. Mr. Packer joined Goldman, Sachs & Co. as a Managing Director and Head of High Yield Capital Markets in 2006 and was named partner in 2008. Prior to joining Goldman Sachs & Co., Mr. Packer was the Global Head of High Yield Capital Markets at Credit Suisse First Boston, and before that he worked at Donaldson, Lufkin & Jenrette. Mr. Packer serves as Treasurer of the Board of Trustees of Greenwich Academy, and Co-Chair of the Honorary Board of Kids in Crisis, a nonprofit organization that serves children in Connecticut. Mr. Packer is also on the Advisory Board for the Mount Sinai Department of Rehabilitation and Human Performance. In addition, Mr. Packer is on the Foundation Board of Trustees for the McIntire School of Commerce, University of Virginia and is a member of the Board of Trustees of the University of Virginia Athletics Foundation. Mr. Packer earned an M.B.A. from Harvard Business School and a B.S. from the University of Virginia.
We believe Mr. Packer’s depth of experience in corporate finance, capital markets and financial services gives the Board valuable industry-specific knowledge and expertise on these and other matters, and his history with us and the Adviser, provide an important skillset and knowledge base to the Board.
Meetings and Attendance
The Board met twenty times during 2023 and acted on various occasions by written consent. All directors then in office attended at least 75% of the aggregate number of meetings of the Board held during the period for which they were a director and of the respective committees on which they served during 2023.
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
Communications with Directors
Shareholders and other interested parties may contact any member (or all members) of the Board by mail. To communicate with the Board, any individual directors or any group or committee of directors, correspondence should be addressed to the Board or any such individual directors or group or committee of directors by either name or title. All such correspondence should be sent to Blue Owl Capital Corporation, 399 Park Avenue, 37th Floor, New York, New York 10022, Attention: Secretary.
Committees of the Board
The Board has an Audit Committee, a Nominating and Corporate Governance Committee and a Compensation Committee, and may form additional committees in the future. A brief description of each committee is included in this Form 10-K and the charters of the Audit, Nominating and Corporate Governance, and Compensation Committees can be accessed on the Company’s website at www.blueowlcapitalcorporation.com.
As of December 31, 2023, the members of each of the Board’s committees were as follows (the names of the respective committee chairperson are bolded):

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
The Audit Committee had nine formal meetings in 2023.
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
The Nominating and Corporate Governance Committee had two formal meetings in 2023.
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
As none of our executive officers are currently compensated by us, the Compensation Committee will not produce and/or review a report on executive compensation practices. The Compensation Committee had two formal meetings in 2023. Each member of the Compensation Committee (during the period for which he has been a member of the committee) who served on such committee during the 2023 fiscal year attended the meeting.
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
Section 16(a) Beneficial Ownership Reporting Compliance
Pursuant to Section 16(a) of the Exchange Act, the Company’s directors and executive officers, and any persons holding more than 10% of its shares, are required to report their beneficial ownership and any changes therein to the SEC and the Company. Specific due dates for those reports have been established, and the Company is required to report herein any failure to file such reports by those due dates. Based on the Company’s review of Forms 3, 4, and 5 filed by such persons and information provided by the Company’s directors and officers, the Company believes that during the fiscal year ended December 31, 2023, all Section 16(a) filing requirements applicable to such persons were timely filed.
Code of Business Conduct and Ethics
We have adopted a Code of Business Conduct and Ethics which applies to our executive officers, including our principal executive officer and principal financial officer, as well as every officer, director and employee of the Company. Our Code of Business Conduct and Ethics can be accessed on our website at www.blueowlcapitalcorporation.com.
There have been no material changes to our corporate code of ethics or material waivers of the code that apply to our Chief Executive Officer or Chief Financial Officer. If we make any substantive amendment to, or grant a waiver from, a provision of our Code of Business Conduct and Ethics, we will promptly disclose the nature of the amendment or waiver on our website at www.blueowlcapitalcorporation.com or file a Form 8-K with the Securities and Exchange Commission.

Information about Executive Officers Who Are Not Directors
The following sets forth certain information regarding the executive officers of the Company who are not directors of the Company.

Name	Age	Position	Officer Since
Karen Hager	51	Chief Compliance Officer	2018
Bryan Cole	39	Chief Accounting Officer	2017
Neena Reddy	46	Vice President and Secretary	2019
Jonathan Lamm	49	Chief Financial Officer and Chief Operating Officer	2021
Matthew Swatt	35	Co-Treasurer and Co-Controller	2021
Shari Withem	41	Co-Treasurer and Co-Controller	2021
Jennifer McMillon	46	Co-Treasurer and Co-Controller	2022
The address for each of our executive officers is c/o Blue Owl Capital Corporation, 399 Park Avenue, 37th Floor, New York, New York 10022.
Ms. Hager is a member of Blue Owl’s Operating Committee and also serves as the Chief Compliance Officer of Blue Owl and each of the Blue Owl Credit Advisers and the Blue Owl BDCs. Prior to joining Owl Rock, the predecessor firm to Blue Owl’s Credit platform, in March 2018, Ms. Hager was Chief Compliance Officer at Abbott Capital Management. Previous to Abbott, Ms. Hager worked as SVP, Director of Global Compliance and Chief Compliance Officer at The Permal Group, and as Director of Compliance at Dominick & Dominick Advisors LLC. Prior to joining Dominick & Dominick Advisors LLC, Ms. Hager was a Senior Securities Compliance Examiner/Staff Accountant at the US Securities and Exchange Commission. Ms. Hager received a B.S. in Accounting from Brooklyn College of the City University of New York.
Mr. Cole is the Chief Financial Officer and Chief Operating Officer of each of OCIC and OTIC, the Chief Operating Officer of each of OBDC II and OBDC III,and is the Chief Accounting Officer and Co-Controller of each of the Company, OTF and OTF II. Mr. Cole is also a Managing Director of Blue Owl. Prior to joining Owl Rock, the predecessor firm to Blue Owl’s Credit platform, in January 2016, Mr. Cole was Assistant Controller of Business Development Corporation of America, a non-traded business development company, where he was responsible for overseeing the finance, accounting, financial reporting, operations and internal controls functions. Preceding that role, Mr. Cole worked within the Financial Services—Alternative Investments practice of PwC where he specialized in financial reporting, fair valuation of illiquid investments and structured products, internal controls and other technical accounting matters pertaining to alternative investment advisors, hedge funds, business development companies and private equity funds. Mr. Cole received a B.S. in Accounting from Fordham University and is a licensed Certified Public Accountant in New York.
Ms. Reddy is Vice President and Secretary of each of the Blue Owl BDCs and Chief Legal Officer of each of the Blue Owl Credit Advisers. Ms. Reddy also serves as the General Counsel, Chief Legal Officer and Secretary of Blue Owl, and a member of the Blue Owl’s Executive and Operating Committees. Prior to joining Owl Rock, the predecessor firm to Blue Owl’s Credit platform, Ms. Reddy was associate general counsel at Goldman, Sachs & Co LLC, from 2010 to April 2019 and was dedicated to Goldman Sachs Asset Management L.P. (“GSAM”), where she was responsible for GSAM managed direct alternative products, including private credit. Prior to GSAM, Ms. Reddy practiced as a corporate attorney at Boies Schiller & Flexner LLP and at Debevoise & Plimpton LLP. Prior to becoming an attorney, Ms. Reddy was a financial analyst in the private wealth division at Goldman, Sachs & Co. Ms. Reddy received a J.D. from New York University School of Law and a B.A. in English, magna cum laude, from Georgetown University.
Mr. Lamm is Chief Financial Officer and Chief Operating Officer of each of the Company, OTF and OTF II, Chief Financial Officer of each of OBDC II and OBDC III and Vice President of each of OCIC and OTIC. Mr. Lamm is also Managing Director of Blue Owl. Prior to joining Owl Rock, the predecessor firm to Blue Owl’s Credit platform, in April 2021, Mr. Lamm served as the Chief Financial Officer and Treasurer of Goldman Sachs BDC, Inc. ("GSBD"), a business development company traded on the New York Stock Exchange. Mr. Lamm was responsible for building and overseeing GSBD's finance, treasury, accounting and operations functions from April 2013 through March 2021, including during its initial public offering in March 2015. During his time at Goldman Sachs, Mr. Lamm also served as Chief Financial Officer and Treasurer of Goldman Sachs Private Middle Market Credit LLC, Goldman Sachs Private Middle Market Credit II LLC and Goldman Sachs Middle Market Lending Corp. prior to the completion of its merger with GSBD in October 2020. Throughout his twenty-two years at Goldman Sachs, Mr. Lamm held various positions. From 2013 to 2021, Mr. Lamm served as Managing Director, Chief Operating Officer and Chief Financial Officer at GSAM Credit Alternatives. From 2007 to 2013, Mr. Lamm served as Vice President, Chief Operating Officer and Chief Financial Officer at GSAM Credit Alternatives. From 2005 to 2007, Mr. Lamm served as Vice President in the Financial Reporting group and, from 1999 to 2005, he served as a Product Controller. Prior to joining Goldman Sachs, Mr. Lamm worked in public accounting at Deloitte & Touche.

Mr. Swatt is the Co-Chief Accounting Officer of OBDC II, OBDC III, OCIC and OTIC, and is the Co-Treasurer and Co-Controller of each of the Blue Owl Credit BDCs. Mr. Swatt is also a Managing Director of Blue Owl. Prior to joining Owl Rock, the predecessor to Blue Owl’s Credit platform, in May 2016, Mr. Swatt was an Assistant Controller at Guggenheim Partners in their Private Credit group, where he was responsible for the finance, accounting, and financial reporting functions. Preceding that role, Mr. Swatt worked within the Financial Services--Alternative Investments practice of PwC where he specialized in financial reporting, fair valuation of illiquid investments and structured products, internal controls and other technical accounting matters pertaining to alternative investment advisors, hedge funds, business development companies and private equity funds. Mr. Swatt received a B.S. in Accounting from the University of Maryland and is a licensed Certified Public Accountant in New York.
Ms. Withem is the Co-Chief Accounting Officer of OBDC II, OBDC III, OCIC and OTIC, and is the Co-Treasurer and Co-Controller of each of the Blue Owl Credit BDCs. Ms. Withem is also a Managing Director of Blue Owl. Prior to joining Owl Rock, the predecessor firm to Blue Owl’s Credit platform, in March 2018, Ms. Withem was Vice President of Sixth Street Specialty Lending, Inc., a business development company traded on the NYSE, where she was responsible for accounting, financial reporting, treasury and internal controls functions. Preceding that role, Ms. Withem worked for MCG Capital Corporation, a business development company formerly traded on the Nasdaq and Deloitte in the Audit and Assurance Practice. Ms. Withem received a B.S. in Accounting from James Madison University and is a licensed Certified Public Accountant in Virginia.
Ms. McMillon is the Co-Chief Accounting officer of OBDC II, OBDC III, OCIC and OTIC and is the Co-Treasurer and Co-Controller of each of the Blue Owl Credit BDCs. Ms. McMillon is also a Managing Director of Blue Owl. Before joining Blue Owl, Ms. McMillon led the accounting department of Tiptree Inc., a national capital holding company, as the Vice President of Technical Accounting and External Reporting from 2017-2022. She was responsible for financial reporting, valuation/purchase accounting, and numerous internal control functions. From 2013-2017, Ms. McMillon served as the Regional Accounting & Reporting Director, Americas of Koch Industries/Georgia Pacific, from 2009-2013 she served as an Accounting Manager at Oaktree Capital and Centerbridge Partners, and prior to that Ms. McMillon worked in public accounting for nearly ten years, spending most of this tenure at PricewaterhouseCoopers. Ms. McMillon earned her B.S. in Accounting from Florida State University and is a licensed Certified Public Accountant in New York.
Portfolio Managers
The management of our investment portfolio is the responsibility of the Adviser and the Diversified Lending Investment Committee. We consider these individuals to be our portfolio managers. The Investment Team is also led by Douglas I. Ostrover, Marc S. Lipschultz and Craig W. Packer and is supported by certain members of the Adviser’s senior executive team and Blue Owl’s Credit platform’s investment Committees. Blue Owl’s Credit platform has four investment committees each of which focuses on a specific investment strategy (Diversified Lending, Technology Lending, First Lien Lending and Opportunistic Lending). Douglas I. Ostrover, Marc S. Lipschultz, Craig W. Packer and Alexis Maged sit on each of Blue Owl’s credit platforms investment committees. In addition to Messrs. Ostrover, Lipschultz, Packer and Maged, the Diversified Lending Investment Committee is comprised of Jeff Walwyn, Logan Nicholson, Meenal Mehta and Patrick Linnemann. The Investment Team, under the Diversified Lending Investment Committee’s supervision, sources investment opportunities, conducts research, performs due diligence on potential investments, structures our investments and will monitor our portfolio companies on an ongoing basis. The Diversified Lending Investment Committee meets regularly to consider our investments, direct our strategic initiatives and supervise the actions taken by the Adviser on our behalf. In addition, the Diversified Lending Investment Committee reviews and determines whether to make prospective investments (including approving parameters or guidelines pursuant to which investments in broadly syndicated loans may be made) and monitors the performance of the investment portfolio. Each investment opportunity requires the approval of a majority of the Diversified Lending Investment Committee. Follow-on investments in existing portfolio companies may require the Diversified Lending Investment Committee’s approval beyond that obtained when the initial investment in the portfolio company was made. In addition, temporary investments, such as those in cash equivalents, U.S. government securities and other high quality debt investments that mature in one year or less, may require approval by the Diversified Lending Investment Committee. The compensation packages of certain Diversified Lending Investment Committee members from the Adviser include various combinations of discretionary bonuses and variable incentive compensation based primarily on performance for services provided and may include shares of Blue Owl.
None of the Adviser’s investment professionals receive any direct compensation from us in connection with the management of our portfolio. Certain members of the Diversified Lending Investment Committee, through their financial interests in the Adviser, are entitled to a portion of the profits earned by the Adviser, which includes any fees payable to the Adviser under the terms of the Investment Advisory Agreement, less expenses incurred by the Adviser in performing its services under the Investment Advisory Agreement.

The Investment Team performs a similar role for OBDC II, OBDC III and OCIC and certain members of the Investment Team also perform a similar role for OTF, OTF II and OTIC, from which the Adviser and its affiliates may receive incentive fees. See “ITEM 1. BUSINESS – Affiliated Transactions” for a description of the Blue Owl Credit Advisers’ allocation policy governing allocations of investments among us and other investment vehicles with similar or overlapping strategies, as well as a description of certain other relationships between us and the Adviser. See “ITEM 1A. RISK FACTORS —Our Adviser or its affiliates may have incentives to favor their respective other accounts and clients and/or Blue Owl over us, which may result in conflicts of interest that could be harmful to us.” for a discussion of potential conflicts of interests.
The members of the Diversified Lending Investment Committee function as portfolio managers with the most significant responsibility for the day-to-day management of our portfolio. Information regarding the Diversified Lending Investment Committee, is as follows:

Name	Year of Birth
Douglas I. Ostrover	1962
Marc S. Lipschultz	1969
Craig W. Packer	1966
Alexis Maged	1965
Jeff Walwyn	1979
Logan Nicholson	1980
Meenal Mehta	1975
Patrick Linnemann	1983
In addition to managing our investments, as of December 31, 2023, our portfolio managers also managed investments on behalf of the following entities:

Name	Entity	Investment Focus	Gross Assets ($ in millions)
Blue Owl Capital Corporation II	Business development company	U.S. middle-market lending	$2,190.6
Blue Owl Capital Corporation III	Business development company	U.S. middle-market lending	$3,761.1
Blue Owl Credit Income Corp.	Business development company	U.S. middle-market lending	$17,259.0
In addition to managing our investments, as of December 31, 2023, Douglas I. Ostrover, Marc S. Lipschultz, Craig W. Packer and Alexis Maged also managed investments on behalf of the following entities:

Name	Entity	Investment Focus	Gross Assets ($ in millions)
Blue Owl Technology Finance Corp.	Business development company	U.S. middle-market technology lending	$6,652.2
Blue Owl Technology Finance Corp. II	Business development company	U.S. middle-market technology lending	$3,913.8
Blue Owl Technology Income Corp.	Business development company	U.S. middle-market technology lending	$3,327.4
As of December 31, 2023, our portfolio managers also managed private funds (the “Blue Owl Private Funds” and together with the Blue Owl Credit BDCs, the “Blue Owl Credit Clients”) with a total of approximately $8.8 billion in gross assets.
The management and incentive fees payable by the Blue Owl Credit Clients are based on the gross or net assets and performance, respectively of each Blue Owl Client.
Biographical information regarding the member of the Diversified Lending Investment Committee, who is not a director or executive officer of the Company is as follows:
Douglas I. Ostrover
Mr. Ostrover is Co-Chief Executive Officer of Blue Owl, a member of the firm’s Executive Committee and the chairman of the firm’s board of directors. Mr. Ostrover is also the Co-Chief Executive Officer and serves as a Co-Chief Investment Officer of each of the Blue Owl Credit Advisers. Mr. Ostrover is also a member of the Diversified Lending Investment Committee and the Technology Lending Investment Committee of the Blue Owl Credit Advisers. Previously, Mr. Ostrover co-founded Owl Rock, the predecessor firm to Blue Owl’s Credit platform. Mr. Ostrover served on the boards of directors of the Company and OBDC II from 2016 through 2021, on the board of directors of OTF from 2018 through 2021, and on the boards of directors of OBDC III and OCIC from 2020 through 2021. Prior to co-founding Owl Rock, Mr. Ostrover was one of the founders of GSO Capital Partners (GSO), Blackstone's alternative credit platform, and a Senior Managing Director at Blackstone until June 2015. Prior to co-founding GSO in 2005, Mr. Ostrover was a Managing Director and Chairman of the Leveraged Finance Group of Credit Suisse First Boston (CSFB). Prior to his role as Chairman, Mr. Ostrover was Global Co-Head of CSFB's Leveraged Finance Group, during which time he was responsible for all of CSFB's origination, distribution and trading activities relating to high yield securities, leveraged loans, high yield credit derivatives and distressed securities. Mr. Ostrover joined CSFB in November 2000 when CSFB acquired Donaldson, Lufkin & Jenrette ("DLJ"), where he was a Managing Director in charge of High Yield and Distressed Sales, Trading and Research. Mr. Ostrover had been a member of DLJ's high yield team since he joined the firm in 1992. Mr. Ostrover is actively involved in non-profit organizations including serving on the Board of Directors of the Michael J. Fox Foundation, the Mount Sinai Health System, and the Leadership Council for Memorial Sloan Kettering, Mr. Ostrover also serves on the investment committee of the Brunswick School. Mr. Ostrover received an M.B.A. from New York University Stern School of Business and a B.A. in Economics from the University of Pennsylvania.
Marc S. Lipschultz
Mr. Lipschultz is Co-Chief Executive Officer of Blue Owl, a member of the firm’s Executive Committee and a member of the firm’s board of directors. Mr. Lipschultz also serves as Co-Chief Investment Officer for each of the Blue Owl Credit Advisers. Previously, Mr. Lipschultz co-founded Owl Rock, the predecessor firm to Blue Owl’s Credit platform. Prior to co-founding Owl Rock, Mr. Lipschultz spent more than two decades at KKR, serving on the firm’s Management Committee and as the Global Head of Energy and Infrastructure. Mr. Lipschultz has a wide range of experience in alternative investments, including leadership roles in private equity, private credit and real assets. Prior to joining KKR, Mr. Lipschultz was with Goldman, Sachs & Co., where he focused on mergers and acquisitions and principal investment activities. Mr. Lipschultz serves on the board of the Hess Corporation and is actively involved in a variety of nonprofit organizations, serving as a trustee or board member of the 92nd Street Y, American Enterprise Institute for Public Policy Research, Michael J. Fox Foundation, Mount Sinai Health System, Riverdale Country School and the Stanford University Board of Trustees. Mr. Lipschultz received an M.B.A. with high distinction, Baker Scholar, from Harvard Business School and an A.B. with honors and distinction, Phi Beta Kappa, from Stanford University.
Alexis Maged
Mr. Maged is Chief Credit Officer of Blue Owl’s Credit platform, a member of the Diversified Lending Investment Committee and the Technology Lending Investment Committee of each of the Blue Owl Credit Advisers and Vice President of each of the Blue Owl BDCs. Mr Maged is also a Managing Director of Blue Owl. Prior to joining Owl Rock, the predecessor firm to Blue Owl’s Credit platform, in January 2016, Mr. Maged was Chief Financial Officer of Barkbox, Inc., a New York-based provider of pet-themed products and technology from September 2014 to November 2015. Prior to that, Mr. Maged was a Managing Director with Goldman Sachs & Co. from 2007 until 2014. At Goldman Sachs & Co., Mr. Maged held several leadership positions, including Chief Operating Officer of the investment bank’s Global Credit Finance businesses, Co-Chair of the Credit Markets Capital Committee and a member of the Firmwide Capital Committee. Prior to assuming that role in 2011, Mr. Maged served as Chief Underwriting Officer for the Americas and oversaw the U.S. Bank Debt Portfolio Group and US Loan Negotiation Group. From mid-2007 to the end of 2008, Mr. Maged was Head of Bridge Finance Capital Markets in the Americas Financing Group’s Leveraged Finance Group, where he coordinated the firm’s High Yield Bridge Lending and Syndication business. Prior to joining Goldman, Sachs & Co, Mr. Maged was Head of the Bridge Finance Group at Credit Suisse and also worked in the Loan Capital Markets Group at Donaldson, Lufkin and Jenrette (“DLJ”). Upon DLJ’s merger with Credit Suisse in 2000, Mr. Maged joined Credit Suisse’s Syndicated Loan Group and, in 2003, founded its Bridge Finance Group. Earlier in his career, Mr. Maged was a member of the West Coast Sponsor Coverage Group at Citigroup and the Derivatives Group at Republic National Bank, as well as a founding member of the Loan Syndication Group at Swiss Bank Corporation. Mr. Maged received an M.B.A. from New York University Stern School of Business and a B.A. from Vassar College.
Jeff Walwyn
Mr. Walwyn is a Managing Director in Blue Owl’s Credit platform, serves as the Head of Underwriting nontechnology for each of the Blue Owl Credit Advisers and serves as a member of the Adviser’s Diversified Lending Investment Committee. Prior to joining Owl Rock, the predecessor firm to Blue Owl’s Credit platform, in 2017, Mr. Walwyn was a Managing Director with Guggenheim Partners from 2015 until 2017. Upon Apollo Global Management's acquisition of Gulf Stream Asset management in 2011, Mr. Walwyn joined Apollo and was a Principal until 2014. Prior to its acquisition by Apollo, Mr. Walwyn was a Vice President at Gulf Stream Asset Management where he started in 2006. Earlier in his career, Mr. Walwyn worked in Investment Banking with JPMorgan. Mr. Walwyn received an M.B.A. from Duke University's Fuqua School of Business and a B.A. from Cornell University and is a Chartered Financial Analyst.

Logan Nicholson
Mr. Nicholson is a Managing Director at Blue Owl Capital Inc. a member of the Direct Lending Investment Team, and a member of the Diversified Lending Investment Committee. Mr.Nicholson is also President of OBDC III and Portfolio Manager for certain funds in Blue Owl’s Diversified Lending strategy, including the Company, OBDC II, OBDC III and OCIC. Prior to joining Blue Owl in 2023, Mr. Nicholson was a Co-Founder and Partner at Brinley Partners, a startup private credit asset manager, from 2021 to 2023. Previously, Mr. Nicholson was at Goldman Sachs & Co. (“Goldman”) from 2003 to 2021, where he was most recently a Managing Director and Head of U.S. Leveraged Finance Capital Markets. During his time at Goldman, he was responsible for structuring, risk management and distribution of capital commitments for both Leveraged Loans and High Yield bonds, and he was also appointed as a member of the LSTA Board of Directors. Additionally, Mr. Nicholson spent 2021 in a leadership role at healthcare firm Humana Inc., where he was Senior Vice President of Corporate Development and responsible for all M&A activity. Mr. Nicholson received a B.S. in Systems Engineering with a double major in Economics from the University of Virginia.
Meenal Mehta
Ms. Mehta is a Managing Director at Blue Owl, a member of the Adviser’s Investment Team and a member of the Adviser’s Diversified Lending Investment Committee. Ms. Mehta is also a Co-Head of Underwriting for the Adviser’s Investment Team. Before joining Blue Owl, Ms. Mehta was a Managing Director at Antares Capital, a direct lender to middle market firms based in New York. Prior to that, Ms. Mehta was a Vice President at GE Capital. Ms. Mehta began her career as a Manager at L&T Finance Limited, Mumbai India in the Treasury Group. Ms. Mehta received an MBA from Goizueta Business School, Emory University, an MS in Management Studies with a specialization in Finance from NMIMS, Mumbai University and a BS in Commerce and Economics from Sydenham College, Mumbai University.
Patrick Linnemann
Mr. Linnemann is a Managing Director at Blue Owl, a member of the Adviser’s Investment Team and, a member of the Adviser’s Diversified Lending Investment Committee. Mr. Linnemann is also a Portfolio Manager for certain funds in Blue Owl’s Diversified Lending strategy, including Blue Owl Diversified Lending Fund. Before joining Owl Rock, the predecessor firm to Blue Owl’s Credit platform, Mr. Linnemann was a Vice President at Angel Island Capital, the credit investment platform of Golden Gate Capital, from 2015 to 2016, where he focused on sourcing and evaluating credit investments. Before that, Mr. Linnemann was Vice President of the Leveraged Finance Capital Markets Group at Goldman Sachs & Co. in New York from 2006 to 2015. Mr. Linnemann received a BA in Economics from the University of Pennsylvania.

The table below shows the dollar range of shares of our common stock to be beneficially owned by the members of the Diversified Lending Investment Committee as of February 16, 2024 stated as one of the following dollar ranges: None; $1-$10,000; $10,001- $50,000; $50,001-$100,000; or Over $100,000. For purposes of this Annual Report, the term “Fund Complex” is defined to include the Blue Owl BDCs.

Name	Dollar Range of Equity Securities in Blue Owl Capital Corporation(1)(2)	Aggregate Dollar Range of Equity Securities in the Fund Complex(1)(3)
Douglas I. Ostrover	over $100,000	over $100,000
Marc S. Lipschultz	over $100,000	over $100,000
Craig W. Packer	over $100,000	over $100,000
Alexis Maged	over $100,000	over $100,000
Jeff Walwyn	None	None
Logan Nicholson	None	None
Meenal Mehta	$10,001-$50,000	$10,001-$50,000
Patrick Linnemann	None	None
_______________
(1)Beneficial ownership determined in accordance with Rule 16a-1(a)(2) promulgated under the 1934 Act.
(2)The dollar range of equity securities of the Company beneficially owned by Diversified Lending Investment Committee members, if applicable, is calculated by multiplying the closing price per share of the Company’s common stock as of February 16, 2024 times the number of shares of the Company’s common stock beneficially owned.
(3)The dollar range of Equity Securities in the Fund Complex beneficially owned by Diversified Lending Investment Committee members, if applicable, is the sum of (1) the total dollar range of equity securities in the Company beneficially owned by the Diversified Lending Investment Committee member, (2) the current net asset value per share of Blue Owl Capital Corporation II's common stock multiplied by the number of shares of Blue Owl Capital Corporation II's common stock beneficially owned by the Diversified Lending Investment Committee member, (3) the current net asset value per share of Blue Owl Technology Finance Corp.'s common stock multiplied by the number of shares of Blue Owl Technology Finance Corp.'s common stock beneficially owned by the Diversified Lending Investment Committee member, (4) the current net offering price per share of Blue Owl Credit Income Corp.'s common stock multiplied by the number of shares of Blue Owl Credit Income Corp.'s common stock beneficially owned by the Diversified Lending Investment Committee member, (5) the current net asset value per share of Blue Owl Technology Finance Corp. II's common stock multiplied by the number of shares of Blue Owl Technology Finance Corp. II's common stock beneficially owned by the Diversified Lending Investment Committee member, (6) the current net offering price per share of Blue Owl Technology Income Corp.'s common stock multiplied by the number of shares of Blue Owl Technology Income Corp.'s common stock beneficially owned by the Diversified Lending Investment Committee member and (7) the closing price per share of Blue Owl Capital Corporation III's common stock as of February 16, 2024 multiplied by the number of shares of Blue Owl Capital Corporation III's common stock beneficially owned by the Diversified Lending Investment Committee member.
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
None of our executive officers will receive direct compensation from us. We will reimburse the Adviser the allocable portion of the compensation paid by the Adviser (or its affiliates) to our chief compliance officer and chief financial officer and their respective staffs (based on the percentage of time such individuals devote, on an estimated basis, to our business and affairs). The members of the Diversified Lending Investment Committee, through their financial interests in the Adviser, are entitled to a portion of the profits earned by the Adviser, which includes any fees payable to the Adviser under the terms of the Investment Advisory Agreement, less expenses incurred by the Adviser in performing its services under the Investment Advisory Agreement.

Director Compensation
No compensation is expected to be paid to our director who is an “interested person,” as such term is defined in Section 2(a)(19) of the 1940 Act. Our directors who do not also serve in an executive officer capacity for us or the Adviser are entitled to receive annual cash retainer fees, fees for participating in in person board and committee meetings and annual fees for serving as a committee chairperson, determined based on our net assets as of the end of each fiscal quarter. As of December 31, 2023 ,these directors were Edward D’Alelio, Eric Kaye, Christopher M. Temple, Melissa Weiler and Victor Woolridge. We pay each independent director the following amounts for serving as a director:

		Annual Committee Chair Cash Retainer
Assets Under Management	Annual Cash Retainer	Chair of the Board	Audit	Committee Chair
$0 < $2.5 Billion	$150,000	$15,000	$10,000	$5,000
$2.5 Billion < $5 Billion	$175,000	$15,000	$10,000	$5,000
$5 Billion < $10 Billion	$200,000	$15,000	$10,000	$5,000
≥ $10 Billion	$250,000	$15,000	$10,000	$5,000
We also reimburse each of the directors for all reasonable and authorized business expenses in accordance with our policies as in effect from time to time, including reimbursement of reasonable out of pocket expenses incurred in connection with attending each board meeting and each committee meeting not held concurrently with a board meeting.
The table below sets forth the compensation received by each director from the Company and the Fund Complex for service during the fiscal year ended December 31, 2023:

Name	Fees Earned and Paid in Cash by the Company	Total Compensation from the Company	Total Compensation from the Fund Complex
Edward D'Alelio	$265,000	$265,000	$1,465,462
Christopher M. Temple	$260,000	$260,000	$1,430,462
Eric Kaye	$255,000	$255,000	$1,395,462
Melissa Weiler	$250,000	$250,000	$1,360,462
Victor Woolridge	$250,000	$250,000	$1,360,462
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters
Beneficial ownership is determined in accordance with the rules and regulations of the SEC. These rules generally provide that a person is the beneficial owner of securities if such person has or shares the power to vote or direct the voting thereof, or to dispose or direct the disposition thereof or has the right to acquire such powers within 60 days. The following table sets forth, as of February 16, 2024 the beneficial ownership according to information furnished to us by such persons or publicly available filings. Ownership information for those persons who beneficially own 5% or more of the outstanding shares of our common stock is based upon filings by such persons with the SEC and other information obtained from such persons of each current director, the nominees for director, the Company’s executive officers, the executive officers and directors as a group, and each person known to us to beneficially own 5% or more of the outstanding shares of our common stock.

The percentage ownership is based on 389,732,868 shares of our common stock outstanding as of February 16, 2024. To our knowledge, except as indicated in the footnotes to the table, each of the shareholders listed below has sole voting and/or investment power with respect to shares of our common stock beneficially owned by such shareholder.

Name and Address	Number of Shares Owned	Percentage of Class Outstanding
5% Owners
State of New Jersey Common Pension Fund E(1)	22,751,338	6%
Interested Directors
Craig W. Packer(2)	366,449	*
Independent Directors
Edward D'Alelio	3,144	*
Eric Kaye(3)	19,144	*
Christopher M. Temple	36,000	*
Melissa Weiler(4)	28,000	*
Victor Woolridge	13,059	*
Executive Officers
Karen Hager	—	—
Bryan Cole	—	—
Jennifer McMillon	—	—
Jonathan Lamm(5)	7,500	*
Matthew Swatt(6)	2,379	*
Shari Withem	—	—
Neena Reddy	—	—
All officers and directors as a group (13 persons)(7)	475,675	*
_______________
* Less than 1%
(1)The address of the State of New Jersey Common Pension Fund E is 50 West State Street, 9th Floor, PO Box 290, Trenton, NJ 08625.
(2)Includes 65,733 shares owned by Mr. Packer's wife.
(3)Shares are owned by Mr. Kaye's wife.
(4)Held in The Weiler Family Living Trust.
(5)Includes 6,500 shares held by a trust for which Mr. Lamm is trustee. Members of Mr. Lamm’s immediate family are the beneficiaries of the trust. Mr. Lamm disclaims beneficial ownership of the common stock held by the trust.
(6)Shares are held jointly by Mr. Swatt and his wife.
(7)The address for each of the directors and officers is c/o Blue Owl Capital Corporation, 399 Park Avenue, 37th Floor, New York, New York 10022.

Dollar Range of Equity Securities Beneficially Owned by Directors
The table below shows the dollar range of equity securities of the Company and the aggregate dollar range of equity securities of the Fund Complex that were beneficially owned by each director as of February 16, 2024 stated as one of the following dollar ranges: None; $1 $10,000; $10,001 $50,000; $50,001 $100,000; or Over $100,000. For purposes of this Form 10-K, the term “Fund Complex” is defined to include the Company, Blue Owl Capital Corporation II, Blue Owl Capital Corporation III, Blue Owl Credit Income Corp., Blue Owl Technology Finance Corp., Blue Owl Technology Finance Corp. II and Blue Owl Technology Income Corp.

Name of Director	Dollar Range of Equity Securities in Blue Owl Capital Corporation(1)(2)	Aggregate Dollar Range of Equity Securities in the Fund Complex(1)(3)
Interested Directors
Craig W. Packer	over $100,000	over $100,000
Independent Directors
Edward D'Alelio	—	over $100,000
Eric Kaye	over $100,000	over $100,000
Christopher M. Temple	over $100,000	over $100,000
Melissa Weiler	over $100,000	over $100,000
Victor Woolridge	over $100,000	over $100,000
_______________
(1)Beneficial ownership has been determined in accordance with Rule 16a 1(a)(2) of the Exchange Act.
(2)The dollar range of equity securities of the Company beneficially owned by directors of the Company, if applicable, is calculated by multiplying the closing price per share of the Company’s common stock as of February 16, 2024 times the number of shares of the Company’s common stock beneficially owned.
(3)The dollar range of Equity Securities in the Fund Complex beneficially owned by directors of the Company, if applicable, is the sum of (t) the product obtained by multiplying the current net asset value per share of the Blue Owl Technology Finance Corp. times the number of shares of Blue Owl Technology Finance Corp. beneficially owned, (u) the product obtained by multiplying the current net offering price of Blue Owl Credit Income Corp., times the number of shares of Blue Owl Credit Income Corp. beneficially owned, (v) the product obtained by multiplying the current net asset value per share of Blue Owl Capital Corporation II times the number of shares of Blue Owl Capital Corporation II beneficially owned, (w) the product obtained by multiplying the current net asset value per share of the Blue Owl Technology Finance Corp. II times the number of shares of Blue Owl Technology Finance Corp. II beneficially owned, (x) the product obtained by multiplying the current net offering price of Blue Owl Technology Income Corp., times the number of shares of Blue Owl Technology Income Corp. beneficially owned, (y) the product obtained by multiplying the closing price per share of Blue Owl Capital Corporation III as of February 16, 2024 times the number of shares of Blue Owl Capital Corporation III beneficially owned and (z) the total dollar range of equity securities in the Company beneficially owned by the director.

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
Our executive officers, certain of our directors and certain other finance professionals of Blue Owl also serve as executives of the Blue Owl Credit Advisers and officers and directors of the Company and certain professionals of Blue Owl and the Adviser are officers of Blue Owl Securities LLC. In addition, our executive officers and directors and the members of the Adviser and members of its Diversified Lending Investment Committee serve or may serve as officers, directors or principals of entities that operate in the same, or a related, line of business as we do (including the Blue Owl Credit Advisers) including serving on their respective investment committees and/or on the investment committees of investments funds, accounts or other investment vehicles managed by our affiliates which may have investment objective similar to our investment objective. At time we may compete with the Blue Owl Credit Clients, for capital and investment opportunities. As a result, we may not be given the opportunity to participate in certain investments made by the Blue Owl Credit Clients. This can create a potential conflict when allocating investment opportunities among us and such other Blue Owl Credit Clients. An investment opportunity that is suitable for multiple clients of the Blue Owl Credit Advisers may not be capable of being shared among some or all of such clients and affiliates due to the limited scale of the opportunity or other factors, including regulatory restrictions imposed by the 1940 Act. However, in order for the Adviser and its affiliates to fulfill their fiduciary duties to each of their clients, the Blue Owl Credit Advisers have put in place an investment allocation policy that seeks to ensure the fair and equitable allocation of investment opportunities over time and addresses the co-investment restrictions set forth under the 1940 Act.
Allocation of Investment Opportunities
The Blue Owl Credit Advisers intend to allocate investment opportunities in a manner that is fair and equitable over time and is consistent with its allocation policy, so that no client of the Adviser or its affiliates is disadvantaged in relation to any other client of the Adviser or its affiliates, taking into account such factors as the relative amounts of capital available for new investments, cash on hand, existing commitments and reserves, the investment programs and portfolio positions of the participating investment accounts, the clients for which participation is appropriate, targeted leverage level, targeted asset mix and any other factors deemed appropriate. The Blue Owl Credit Advisers intend to allocate common expenses among us and other clients of the Adviser and its affiliates in a manner that is fair and equitable over time or in such other manner as may be required by applicable law or the Investment Advisory Agreement. Fees and expenses generated in connection with potential portfolio investments that are not consummated will be allocated in a manner that is fair and equitable over time and in accordance with policies adopted by the Blue Owl Credit Advisers and the Investment Advisory Agreement.
The Blue Owl Credit Advisers have put in place an investment allocation policy that seeks to ensure the equitable allocation of investment opportunities and addresses the co-investment restrictions set forth under the 1940 Act. When we engage in co-investments as permitted by the exemptive relief described below, we will do so in a manner consistent with the Blue Owl Credit Advisers’ allocation policy. In situations where co-investment with other entities managed by the Adviser or its affiliates is not permitted or appropriate, such as when there is an opportunity to invest in different securities of the same issuer, a committee comprised of certain executive officers of the Blue Owl Credit Advisers (including executive officers of the Adviser) along with other officers and employees, will need to decide whether we or such other entity or entities will proceed with the investment. The allocation committee will make these determinations based on the Blue Owl Credit Advisers’ allocation policy, which generally requires that such opportunities be offered to eligible accounts in a manner that will be fair and equitable over time.
The Blue Owl Credit Advisers’ allocation policy is designed to manage the potential conflicts of interest between the Adviser’s fiduciary obligations to us and its or its affiliates’ similar fiduciary obligations to other Blue Owl Clients, however, there can be no assurance that the Blue Owl Credit Advisers’ efforts to allocate any particular investment opportunity fairly among all clients for whom such opportunity is appropriate will result in an allocation of all or part of such opportunity to us. Not all conflicts of interest can be expected to be resolved in our favor.
The allocation of investment opportunities among us and any of the other investment funds sponsored or accounts managed by the Adviser or its affiliates may not always, and often will not, be proportional. In general, pursuant to the Blue Owl Credit Advisers’ allocation policy, the process for making an allocation determination includes an assessment as to whether a particular investment opportunity (including any follow-on investment in, or disposition from, an existing portfolio company held by the Company or another investment fund or account) is suitable for us or another investment fund or account including the Blue Owl Credit Clients. In making this assessment, the Blue Owl Credit Advisers may consider a variety of factors, including, without limitation: the investment objectives, guidelines and strategies applicable to the investment fund or account; the nature of the investment, including its risk-return profile and expected holding period; portfolio diversification and concentration concerns; the liquidity needs of the investment fund or account; the ability of the investment fund or account to accommodate structural, timing and other aspects of the investment process; the life cycle of the investment fund or account; legal, tax and regulatory requirements and restrictions, including, as applicable, compliance with the 1940 Act (including requirements and restrictions pertaining to co-investment opportunities discussed below); compliance with existing agreements of the investment fund or account; the available capital of the investment fund or account; diversification requirements for BDCs or RICs; the gross asset value and net asset value of the investment fund or account; the current and targeted leverage levels for the investment fund or account; and portfolio construction considerations. The relevance of each of these criteria will vary from investment opportunity to investment opportunity. In circumstances where the investment objectives of multiple investment funds or accounts regularly overlap, while the specific facts and circumstances of each allocation decision will be determinative, the Blue Owl Credit Advisers may afford prior decisions precedential value.
Pursuant to the Blue Owl Credit Advisers’ allocation policy, if through the foregoing analysis, it is determined that an investment opportunity is appropriate for multiple investment funds or accounts, the Blue Owl Credit Advisers generally will determine the appropriate of the opportunity for each such investment fund or account. If an investment opportunity falls within the mandate of two or more investment funds or accounts, and there are no restrictions on such funds or accounts investing with each other, then each investment fund or account will receive the amount of the investment that it is seeking, as determined based on the criteria set forth above.
Certain allocations may be more advantageous to us relative to one or all of the other investment funds, or vice versa. While the Blue Owl Credit Advisers will seek to allocate investment opportunities in a way that it believes in good faith is fair and equitable over time, there can be no assurance that our actual allocation of an investment opportunity, if any, or terms on which the allocation is made, will be as favorable as they would be if the conflicts of interest to which the Adviser may be subject did not exist.
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
License Agreement
We have entered into a license agreement (the “License Agreement”), pursuant to which an affiliate of Blue Owl has granted the Company a non-exclusive license to use the name “Blue Owl.” Under the License Agreement, we have a right to use the Blue Owl name for so long as the Adviser or one of its affiliates remains our investment adviser. Other than with respect to this limited license, we have no legal right to the “Blue Owl” name or logo.
Material Non-Public Information
Our senior management, members of the Adviser’s Diversified Lending Investment Committee and other investment professionals from the Adviser may serve as directors of, or in a similar capacity with, companies in which we invest or in which we are considering making an investment. Through these and other relationships with a company, these individuals may obtain material non-public information that might restrict our ability to buy or sell the securities of such company under the policies of the company or applicable law.
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
Fees
Set forth in the table below are audit fees, audit related fees, tax fees and all other fees billed to the Company by KPMG LLP for professional services performed for the fiscal years ended December 31, 2023 and 2022:

	For the Fiscal Year ended December 31, 2023	For the Fiscal Year ended December 31, 2022
Audit Fees(1)	$1,496,850	$1,249,500
Audit-Related Fees(2)	—	—
Tax Fees(3)	383,925	252,860
All Other Fees(4)	—	—
Total Fees	$1,880,775	$1,502,360
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

4.10
Agreement of Removal, Appointment and Acceptance, dated December 14, 2023, between Blue Owl Capital Corporation, Computershare Trust Company, N.A., and Deutsche Bank Trust Company Americas (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed on December 15, 2023).

10.1
Second Amended and Restated Dividend Reinvestment Plan (incorporated by reference to Exhibit (e)(2) to Pre-Effective Amendment No. 1 to the Company's Registration Statement on Form N-2 (File No. 333-231946) filed on June 25, 2019).

10.2
Third Amended and Restated Investment Advisory Agreement between Owl Rock Capital Corporation and Owl Rock Capital Advisors LLC, dated May 18, 2021 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on May 19, 2021).

10.3
Custody Agreement by and between the Company and State Street Bank and Trust Company dated February 24, 2016 (incorporated by reference to Exhibit 10.5 to the Company's Registration Statement on Form 10 filed on April 11, 2016).

10.4	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.4 to the Company's Registration Statement on Form 10 filed on March 3, 2016).
10.5
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

10.8
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

10.9
Sale and Contribution Agreement dated May 22, 2018, between Owl Rock Capital Corporation, as Seller, and ORCC Financing II LLC, as Purchaser (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K, filed on May 23, 2018).

10.10
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

10.11
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

10.12
Sale and Contribution Agreement, dated as of December 14, 2018, by and between Owl Rock Capital Corporation and ORCC Financing III LLC (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K, filed on December 19, 2018).

10.13
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

10.14
First Amendment to Amended and Restated Limited Liability Operating Company Agreement, dated as of February 27, 2019, between the Company and Regents of the University of California (incorporated by reference to Exhibit 10.14 to the Company's Annual Report on Form 10-K filed on February 27, 2019).

10.15
Indenture and Security Agreement, dated as of May 28, 2019, by and among Owl Rock CLO I, Ltd., as issuer, Owl Rock CLO I, LLC, as co-issuer, and State Street Bank and Trust Company, as collateral trustee (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on May 31, 2019).

10.16
The Class-A Credit Agreement, dated as of May 28, 2019, by and among Owl Rock CLO I, Ltd., as borrower, Owl Rock CLO I, LLC, as co-borrower, various financial institutions and other persons, as lenders, and State Street Bank and Trust Company, as collateral trustee and loan agent (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on May 31, 2019).

10.17
Collateral Management Agreement, dated as of May 28, 2019, between Owl Rock CLO I, Ltd., as issuer, and Owl Rock Capital Advisors LLC, as collateral manager (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed on May 31, 2019).

10.18
Loan Sale Agreement, dated as of May 28, 2019, between Owl Rock Capital Corporation, as seller and Owl Rock CLO I, Ltd., as purchaser (incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K filed on May 31, 2019).

10.19
Loan Sale Agreement, dated as of May 28, 2019, between ORCC Financing II LLC, as seller and Owl Rock CLO I, Ltd., as purchaser (incorporated by reference to Exhibit 10.5 to the Company's Current Report on Form 8-K filed on May 31, 2019).

10.20
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

10.21
Sale and Contribution Agreement, dated as of August 2, 2019, between Owl Rock Capital Corporation, as Seller and ORCC Financing IV LLC, as Purchaser (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on August 6, 2019).

10.22
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

10.23
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

10.24
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

10.25
Indenture and Security Agreement, dated as of December 12, 2019, by and among Owl Rock CLO II, Ltd., as issuer, Owl Rock CLO II, LLC, as co-issuer, and State Street Bank and Trust Company, as trustee (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 13, 2019).

10.26
Collateral Management Agreement, dated as of December 12, 2019, between Owl Rock CLO II, Ltd., as issuer, and Owl Rock Capital Advisors LLC, as collateral manager (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on December 13, 2019).

10.27
Loan Sale Agreement, dated as of December 12, 2019, between Owl Rock Capital Corporation, as seller and Owl Rock CLO II, Ltd., as purchaser (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on December 13, 2019).

10.28
Loan Sale Agreement, dated as of December 12, 2019, between ORCC Financing III LLC, as seller and Owl Rock CLO II, Ltd., as purchaser (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on December 13, 2019).

10.29
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

10.30
Indenture and Security Agreement, dated as of March 26, 2020, by and between Owl Rock CLO III, Ltd., as Issuer, Owl Rock CLO III, LLC, as Co-Issuer and State Street Bank and Trust Company, as Trustee (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed May 5, 2020).

10.31
Collateral Management Agreement, dated as of March 26, 2020, by and between Owl Rock CLO III, Ltd., as issuer, and Owl Rock Capital Advisors LLC, as collateral manager (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed May 5, 2020).

10.32
Loan Sale Agreement, dated as of March 26, 2020, by and between Owl Rock Capital Corporation, as seller, and Owl Rock CLO III, Ltd., as purchaser (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed May 5, 2020).

10.33
Loan Sale Agreement, dated as of March 26, 2020, by and between ORCC Financing IV LLC, as seller, and Owl Rock CLO III, Ltd., as purchaser (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q filed on May 5, 2020).

10.34
Indenture and Security Agreement, dated as of May 28, 2020, by and between Owl Rock CLO IV, Ltd., as Issuer, Owl Rock CLO IV, LLC, as Co-Issuer and State Street Bank and Trust Company, as Trustee (incorporated by reference to the Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on August 5, 2020).

10.35
Collateral Management Agreement, dated as of May 28, 2020, by and between Owl Rock CLO IV, Ltd., as issuer, and Owl Rock Capital Advisors LLC, as collateral manager (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on August 5, 2020).

10.36
Loan Sale Agreement, dated as of May 28, 2020, between Owl Rock Capital Corporation, as seller, and Owl Rock CLO IV, Ltd., as purchaser (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed August 5, 2020).

10.37
Loan Sale Agreement, dated as of May 28, 2020, between ORCC Financing II LLC, as seller, and Owl Rock CLO IV, Ltd., as purchaser (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed August 5, 2020).

10.38
Indenture and Security Agreement, dated as of November 20, 2020, by and between Owl Rock CLO V, Ltd., as Issuer, Owl Rock CLO V, LLC, as Co-Issuer and State Street Bank and Trust Company, as Trustee (incorporated by reference to Exhibit 10.62 to the Company’s Annual Report on Form 10-K filed February 23, 2021).

10.39
Collateral Management Agreement, dated as of November 20, 2020, by and between Owl Rock CLO V, Ltd., as issuer, and Owl Rock Capital Advisors LLC, as collateral manager (incorporated by reference to Exhibit 10.63 to the Company’s Annual Report on Form 10-K filed February 23, 2021).

10.40
Loan Sale Agreement, dated as of November 20, 2020, between Owl Rock Capital Corporation, as seller, and Owl Rock CLO V, Ltd., as purchaser (incorporated by reference to Exhibit 10.64 to the Company’s Annual Report on Form 10-K filed February 23, 2021).

10.41
Loan Sale Agreement, dated as of November 20, 2020, between ORCC Financing II LLC, as seller, and Owl Rock CLO V, Ltd., as purchaser (incorporated by reference to Exhibit 10.65 to the Company’s Annual Report on Form 10-K filed February 23, 2021).

10.42
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

10.43
Omnibus Amendment to Transaction Documents, dated as of March 17, 2021, among ORCC Financing III LLC, Owl Rock Capital Corporation, Deutsche Bank AG, New York Branch, State Street Bank and Trust Company and Cortland Capital Market Services LLC (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed May 5, 2021).

10.44
Indenture and Security Agreement, dated as of May 5, 2021, by and between Owl Rock CLO VI, Ltd., as Issuer, Owl Rock CLO VI, LLC, as Co-Issuer and State Street Bank and Trust Company, as Trustee (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on May 7, 2021).

10.45
Collateral Management Agreement, dated as of May 5, 2021, by and between Owl Rock CLO VI, Ltd., as issuer, and Owl Rock Capital Advisors LLC, as collateral manager (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on May 7, 2021).

10.46
Loan Sale Agreement, dated as of May 5, 2021, between Owl Rock Capital Corporation, as seller, and Owl Rock CLO VI, Ltd., as purchaser (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed on May 7, 2021).

10.47
Loan Sale Agreement, dated as of May 5, 2021, between ORCC Financing IV LLC, as seller, and Owl Rock CLO VI, Ltd., as purchaser (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed on May 7, 2021).

10.48
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

10.49
Second Amendment to Amended and Restated Limited Liability Company Agreement of Sebago Lake LLC, dated June 30, 2021, by and between Owl Rock Capital Corporation and The Regents of the University of California (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 2, 2021).

10.50
First Supplemental Indenture, dated April 9, 2021, to Indenture and Security Agreement, dated as of December 12, 2019, by and among Owl Rock CLO II, Ltd., as issuer, Owl Rock CLO II, LLC, as co-issuer, and State Street Bank and Trust Company, as trustee (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed August 4, 2021).

10.51
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

10.52
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

10.53
Third Amendment to Amended and Restated Limited Liability Company Agreement of Sebago Lake LLC, dated August 2, 2021, by and between Owl Rock Capital Corporation and Nationwide Life Insurance Company (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed November 3, 2021).

10.54
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

10.55
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

10.56
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

10.57
First Supplemental Indenture, dated as of April 20, 2022, between Owl Rock CLO V, LLC, as Issuer and State Street Bank and Trust Company, as Trustee, to the Indenture and Security Agreement, dated as of November 20, 2020, among Owl Rock CLO V, Ltd., the Issuer, and the Trustee (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on April 26, 2022).

10.58
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

10.59
Indenture and Security Agreement, dated as of July 26, 2022 by and between Owl Rock CLO VII, LLC, as Issuer and State Street Bank and Trust Company, as Collateral Trustee (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on July 28, 2022).

10.60
Collateral Management Agreement, dated as of July 26, 2022, between Owl Rock CLO VII, LLC and Owl Rock Capital Advisors LLC (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on July 28, 2022).

10.61
Loan Sale Agreement, dated as of July 26, 2022, between Owl Rock Capital Corporation, as Seller and Owl Rock CLO VII, LLC, as Purchaser (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed on July 28, 2022).

10.62
Loan Sale Agreement, dated as of July 26, 2022, between ORCC Financing IV LLC, as Seller and Owl Rock CLO VII, LLC as Purchaser (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed on July 28, 2022).

10.63
Class A-L1 Credit Agreement, dated as of July 26, 2022, among Owl Rock CLO VII, LLC, as Borrower, State Street Bank and Trust Company, as Loan Agent, State Street Bank and Trust Company as Collateral Trustee and each of the Class A-L1 Lenders party thereto (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K, filed on July 28, 2022).

10.64
Class A-L2 Credit Agreement, dated as of July 26, 2022, among Owl Rock CLO VII, LLC as Borrower, the Lenders party thereto and State Street Bank and Trust Company as Loan Agent and as Collateral Trustee (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K, filed on July 28, 2022).

10.65
Amended and Restated Senior Secured Revolving Credit Agreement, dated as of August 26, 2022, by and among Owl Rock Capital Corporation, the Lenders party thereto and Truist Bank, as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on August 30, 2022).

10.66
Indenture, dated as of March 9, 2023, by and between Owl Rock CLO X, LLC, as Issuer and State Street Bank and Trust Company, as Trustee (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on March 13, 2023).

10.67
Collateral Management Agreement, dated as of March 9, 2023, between Owl Rock CLO X, LLC and Owl Rock Capital Advisors LLC (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on March 13, 2023).

10.68
Loan Sale Agreement, dated as of March 9, 2023, between Owl Rock Capital Corporation, as Seller and Owl Rock CLO X, LLC, as Purchaser (incorporated by reference to Exhibit 10.3 to he Company's Current Report on Form 8-K filed on March 13, 2023).

10.69
Loan Sale Agreement, dated as of March 9, 2023, between ORCC Financing III LLC, as Seller and Owl Rock CLO X, LLC, as Purchaser (incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K filed on March 13, 2023).

10.70
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

10.71
Supplemental Indenture, dated as of June 28, 2023, by and among Owl Rock CLO I, Ltd., as issuer, Owl Rock CLO I, LLC, as co-issuer, and State Street Bank and Trust Company, as collateral trustee (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed on June 30, 2023).

10.72
License Agreement, dated as of July 6, 2023, between Blue Owl Capital Corporation and Blue Owl Capital Holdings LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on July 6, 2023).

10.73
Second Supplemental Indenture, dated as of July 18, 2023, by and among Owl Rock CLO II, Ltd., as Issuer, Owl Rock CLO II, LLC, as Co-Issuer, and State Street Bank and Trust Company, as Trustee (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on July 19, 2023).

10.74
Supplemental Indenture, dated as of July 18, 2023, by and among Owl Rock CLO III, Ltd., as Issuer, Owl Rock CLO III, LLC, as Co-Issuer, and State Street Bank and Trust Company, as Trustee (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on July 19, 2023).

10.75
Second Supplemental Indenture, dated as of July 18, 2023, by and among Owl Rock CLO IV, Ltd., as Issuer, Owl Rock CLO IV, LLC, as Co-Issuer, and State Street Bank and Trust Company, as Trustee (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed on July 19, 2023).

10.76
Supplemental Indenture, dated as of July 18, 2023, by and among Owl Rock CLO VI, Ltd., as Issuer, Owl Rock CLO VI, LLC, as Co-Issuer, and State Street Bank and Trust Company, as Trustee (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed on July 19, 2023).

10.77
First Amendment to Amended and Restated Senior Secured Revolving Credit Agreement, dated as of November 17, 2023, by and among Blue Owl Capital Corporation, the Lenders party thereto and Truist Bank, as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on November 21, 2023).

14.1*	Code of Ethics of Blue Owl Capital Corporation
21.1*	Subsidiary List
23.1*	Consent of KPMG LLP
24.1	Power of Attorney (included on signature pages hereto)
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97*	Clawback Policy of Blue Owl Capital Corporation
99.1*	Report of the Independent Registered Public Accounting Firm on Supplemental Information
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)
________________
* Filed herein.
** Furnished herein.

Item 16. Form 10-K Summary
Not applicable.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Blue Owl Capital Corporation

Date: February 21, 2024	By:	/s/ Jonathan Lamm
Jonathan Lamm
Chief Operating Officer and Chief Financial Officer
Each person whose signature appears below constitutes and appoints Craig W. Packer and Jonathan Lamm, and each of them, such person’s true and lawful attorney-in-fact and agent, with full power of substitution and revocation, for such person and in such person’s name, place and stead, in any and all capacities, to sign one or more Annual Reports on Form 10-K for the fiscal year ended December 31, 2023, and any and all amendments thereto, and to file same with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as such person might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents and each of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities on February 21, 2024.

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