Form 10-Q
period 2024-03-31
Blue Owl Capital Corp
filed 2024-05-08
CIK 1655888

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒
As of May 8, 2024, the registrant had 389,732,868 shares of common stock, $0.01 par value per share, outstanding.

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

Item 1. Consolidated Financial Statements
Blue Owl Capital Corporation
Consolidated Statements of Assets and Liabilities
(Amounts in thousands, except share and per share amounts)

	March 31, 2024 (Unaudited)	December 31, 2023
Assets
Investments at fair value
Non-controlled, non-affiliated investments (amortized cost of $10,843,376 and $11,271,962, respectively)	$10,831,170	$11,264,956
Non-controlled, affiliated investments (amortized cost of $31,026 and $19,004, respectively)	32,223	19,988
Controlled, affiliated investments (amortized cost of $1,454,485, and $1,341,236, respectively)	1,550,991	1,428,404
Total investments at fair value (amortized cost of $12,328,887 and $12,632,202, respectively)	12,414,384	12,713,348
Cash (restricted cash of $89,838 and $87,067, respectively)	666,716	658,702
Foreign cash (cost of $76,145 and $946, respectively)	76,095	956
Interest receivable	119,050	112,260
Receivable from a controlled affiliate	25,985	22,978
Prepaid expenses and other assets	27,402	3,152
Total Assets	$13,329,632	$13,511,396
Liabilities
Debt (net of unamortized debt issuance costs of $90,019 and $81,492, respectively)	$6,885,675	$7,077,088
Distribution payable	144,201	136,407
Management fee payable	47,243	47,711
Incentive fee payable	38,768	42,217
Payables to affiliates	6,252	3,835
Accrued expenses and other liabilities	178,963	182,745
Total Liabilities	7,301,102	7,490,003
Commitments and contingencies (Note 7)
Net Assets
Common shares $0.01 par value, 500,000,000 shares authorized; 389,732,868 and 389,732,868 shares issued and outstanding, respectively	3,897	3,897
Additional paid-in-capital	5,924,002	5,924,002
Accumulated undistributed (overdistributed) earnings	100,631	93,494
Total Net Assets	6,028,530	6,021,393
Total Liabilities and Net Assets	$13,329,632	$13,511,396
Net Asset Value Per Share	$15.47	$15.45

The accompanying notes are an integral part of these consolidated financial statements.

Blue Owl Capital Corporation
Consolidated Statements of Operations
(Amounts in thousands, except share and per share amounts)
(Unaudited)

	For the Three Months Ended March 31,
	2024	2023
Investment Income
Investment income from non-controlled, non-affiliated investments:
Interest income	$294,450	$288,678
Payment-in-kind (“PIK”) interest income	41,235	43,055
Dividend income	21,336	17,833
Other income	5,313	2,964
Total investment income from non-controlled, non-affiliated investments	362,334	352,530
Investment income from non-controlled, affiliated investments:
Interest income	68	—
Dividend income	16	—
Total investment income from non-controlled, affiliated investments	84	—
Investment income from controlled, affiliated investments:
Interest income	8,002	2,674
Payment-in-kind (“PIK”) interest income	176	—
Dividend income	28,789	22,026
Other Income	192	392
Total investment income from controlled, affiliated investments	37,159	25,092
Total Investment Income	399,577	377,622
Expenses
Interest expense	119,129	103,955
Management fees	47,243	48,093
Performance based incentive fees	38,768	37,728
Professional fees	3,596	3,673
Directors’ fees	320	258
Other general and administrative	2,516	2,671
Total Operating Expenses	211,572	196,378
Net Investment Income (Loss) Before Taxes	188,005	181,244
Income tax expense (benefit), including excise tax expense (benefit)	5,240	3,385
Net Investment Income (Loss) After Taxes	$182,765	$177,859
Net Realized and Change in Unrealized Gain (Loss)
Net change in unrealized gain (loss):
Non-controlled, non-affiliated investments	$(951)	$65,423
Non-controlled, affiliated investments	214	(1)
Controlled, affiliated investments	9,338	10,254
Translation of assets and liabilities in foreign currencies	(1,946)	1,210
Income tax (provision) benefit	(10)	(281)
Total Net Change in Unrealized Gain (Loss)	6,645	76,605
Net realized gain (loss):
Non-controlled, non-affiliated investments	(5,193)	(52,483)
Foreign currency transactions	(1,700)	(139)
Total Net Realized Gain (Loss)	(6,893)	(52,622)
Total Net Realized and Change in Unrealized Gain (Loss)	(248)	23,983
Net Increase (Decrease) in Net Assets Resulting from Operations	$182,517	$201,842
Earnings Per Share - Basic and Diluted	$0.47	$0.52
Weighted Average Shares Outstanding - Basic and Diluted	389,732,868	391,049,102

The accompanying notes are an integral part of these consolidated financial statements.

Blue Owl Capital Corporation
Consolidated Schedule of Investments
As of March 31, 2024
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(4)(8)(30)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(2)(3)	Fair Value	Percentage of Net Assets
Non-controlled/non-affiliated portfolio company investments
Debt Investments
Advertising and media
Broadcast Music, Inc.(14)(26)	First lien senior secured loan	S +	5.75%	2/2030	$26,830	$26,170	$26,158	0.4%
Broadcast Music, Inc.(10)(22)(26)	First lien senior secured revolving loan	S +	5.75%	2/2030	—	(119)	(122)	—%
Circana Group, L.P. (fka The NPD Group, L.P.)(14)(26)	First lien senior secured loan	S +	6.25% (2.75% PIK)	12/2028	19,235	18,928	19,139	0.3%
Circana Group, L.P. (fka The NPD Group, L.P.)(10)(13)(26)	First lien senior secured revolving loan	S +	5.75%	12/2027	846	825	838	—%
Global Music Rights, LLC(14)(26)	First lien senior secured loan	S +	5.50%	8/2030	59,751	58,602	59,751	1.0%
Global Music Rights, LLC(10)(22)(26)	First lien senior secured revolving loan	S +	5.50%	8/2029	—	(71)	—	—%
Monotype Imaging Holdings Inc.(14)(26)	First lien senior secured loan	S +	5.50%	2/2031	114,430	113,580	113,538	1.9%
Monotype Imaging Holdings Inc.(10)(22)(23)(26)	First lien senior secured delayed draw term loan	S +	5.50%	2/2026	—	(35)	(3)	—%
Monotype Imaging Holdings Inc.(10)(22)(26)	First lien senior secured revolving loan	S +	5.50%	2/2030	—	(106)	(112)	—%
						217,774	219,187	3.6%
Aerospace and defense
Aviation Solutions Midco, LLC (dba STS Aviation)(14)(26)	First lien senior secured loan	S +	7.25%	1/2026	210,221	209,587	213,900	3.5%
Aviation Solutions Midco, LLC (dba STS Aviation)(14)(26)	First lien senior secured loan	S +	7.25%	1/2026	8,500	8,462	8,649	0.1%
Peraton Corp.(6)(14)(26)	Second lien senior secured loan	S +	7.75%	2/2029	45,899	45,412	45,968	0.8%
Valence Surface Technologies LLC(14)(26)	First lien senior secured loan	S +	7.75% (3.88% PIK)	6/2025	139,060	138,617	125,849	2.1%
Valence Surface Technologies LLC(10)(14)(26)	First lien senior secured revolving loan	S +	7.75% (3.88% PIK)	6/2025	11,292	11,261	10,214	0.2%
						413,339	404,580	6.7%
Asset based lending and fund finance
Hg Genesis 8 Sumoco Limited(21)(26)(28)	Unsecured facility	SA +	6.00% PIK	8/2025	£41,591	54,444	52,539	0.9%
Hg Genesis 9 SumoCo Limited(19)(26)(28)	Unsecured facility	E +	7.00% PIK	3/2027	€ 49,975	54,713	53,973	0.9%
Hg Saturn Luchaco Limited(21)(26)(28)	Unsecured facility	SA +	7.50% PIK	3/2026	£103,868	138,948	131,211	2.2%
						248,105	237,723	4.0%

Blue Owl Capital Corporation
Consolidated Schedule of Investments
As of March 31, 2024
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(4)(8)(30)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(2)(3)	Fair Value	Percentage of Net Assets
Automotive services
Spotless Brands, LLC(13)(26)	First lien senior secured loan	S +	6.50%	7/2028	47,998	47,256	47,878	0.8%
Spotless Brands, LLC(10)(22)(26)	First lien senior secured revolving loan	S +	6.50%	7/2028	—	(19)	(3)	—%
						47,237	47,875	0.8%
Buildings and real estate
Associations, Inc.(14)(26)	First lien senior secured loan	S +	6.50% (2.50% PIK)	7/2027	367,358	365,365	367,358	6.1%
Associations, Inc.(10)(14)(23)(26)	First lien senior secured delayed draw term loan	S +	6.50% (2.50% PIK)	6/2024	49,848	49,531	49,848	0.8%
Associations, Inc.(10)(14)(26)	First lien senior secured revolving loan	S +	6.50%	7/2027	16,901	16,722	16,901	0.3%
REALPAGE, INC.(6)(13)(26)	Second lien senior secured loan	S +	6.50%	4/2029	34,500	34,131	34,127	0.6%
						465,749	468,234	7.8%
Business services
CIBT Global, Inc.(11)(14)(26)	First lien senior secured loan	S +	5.25%	5/2026	952	588	638	—%
CIBT Global, Inc.(11)(14)(26)	Second lien senior secured loan	S +	7.75% PIK	12/2026	63,678	26,701	8,437	0.1%
Denali BuyerCo, LLC (dba Summit Companies)(14)(26)	First lien senior secured loan	S +	5.50%	9/2028	52,615	52,090	52,615	0.9%
Denali BuyerCo, LLC (dba Summit Companies)(10)(22)(26)	First lien senior secured revolving loan	S +	5.50%	9/2027	—	(17)	—	—%
Diamondback Acquisition, Inc. (dba Sphera)(13)(26)	First lien senior secured loan	S +	5.50%	9/2028	4,057	4,000	4,016	0.1%
Entertainment Benefits Group, LLC(13)(26)	First lien senior secured loan	S +	5.25%	9/2025	843	840	847	—%
Entertainment Benefits Group, LLC(10)(13)(26)	First lien senior secured revolving loan	S +	5.25%	9/2025	53	53	54	—%
Fullsteam Operations, LLC(14)(26)	First lien senior secured loan	S +	8.25%	11/2029	8,938	8,679	8,938	0.1%
Fullsteam Operations, LLC(10)(14)(23)(26)	First lien senior secured delayed draw term loan	S +	8.25%	5/2025	1,765	1,700	1,765	—%
Fullsteam Operations, LLC(10)(14)(23)(26)	First lien senior secured delayed draw term loan	S +	8.25%	11/2025	346	323	346	—%
Fullsteam Operations, LLC(10)(22)(23)(26)	First lien senior secured delayed draw term loan	S +	7.00%	8/2025	—	(37)	(38)	—%
Fullsteam Operations, LLC(10)(22)(23)(26)	First lien senior secured delayed draw term loan	S +	7.00%	2/2026	—	(9)	(9)	—%
Fullsteam Operations, LLC(10)(22)(26)	First lien senior secured revolving loan	S +	8.25%	11/2029	—	(14)	—	—%

Blue Owl Capital Corporation
Consolidated Schedule of Investments
As of March 31, 2024
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(4)(8)(30)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(2)(3)	Fair Value	Percentage of Net Assets
Gainsight, Inc.(14)(26)	First lien senior secured loan	S +	6.75% PIK	7/2027	24,589	24,379	24,466	0.4%
Gainsight, Inc.(10)(14)(26)	First lien senior secured revolving loan	S +	6.75% PIK	7/2027	1,765	1,732	1,747	—%
Hercules Borrower, LLC (dba The Vincit Group)(14)(26)	First lien senior secured loan	S +	6.25%	12/2026	174,642	173,287	174,642	2.9%
Hercules Borrower, LLC (dba The Vincit Group)(10)(22)(26)	First lien senior secured revolving loan	S +	6.25%	12/2026	—	(141)	—	—%
Hercules Buyer, LLC (dba The Vincit Group)(20)(26)(29)	Unsecured notes		0.48% PIK	12/2029	5,184	5,184	5,800	0.1%
Kaseya Inc.(14)(26)	First lien senior secured loan	S +	6.00% (2.50% PIK)	6/2029	19,083	18,782	19,083	0.3%
Kaseya Inc.(10)(22)(23)(26)	First lien senior secured delayed draw term loan	S +	5.50%	6/2025	—	(9)	—	—%
Kaseya Inc.(10)(13)(26)	First lien senior secured revolving loan	S +	5.50%	6/2029	287	270	287	—%
KPSKY Acquisition, Inc. (dba BluSky)(14)(26)	First lien senior secured loan	S +	5.25%	10/2028	4,876	4,807	4,840	0.1%
KPSKY Acquisition, Inc. (dba BluSky)(10)(14)(23)(26)	First lien senior secured delayed draw term loan	S +	5.75%	11/2025	3	1	3	—%
Ping Identity Holding Corp.(13)(26)	First lien senior secured loan	S +	7.00%	10/2029	909	897	909	—%
Ping Identity Holding Corp.(10)(22)(26)	First lien senior secured revolving loan	S +	7.00%	10/2028	—	(1)	—	—%
						324,085	309,386	5.0%
Chemicals
Advancion Holdings, LLC (fka Aruba Investments Holdings, LLC)(13)(26)	Second lien senior secured loan	S +	7.75%	11/2028	10,000	9,900	9,900	0.2%
Gaylord Chemical Company, L.L.C.(14)(26)	First lien senior secured loan	S +	6.00%	3/2027	135,983	135,213	135,643	2.3%
Gaylord Chemical Company, L.L.C.(10)(22)(26)	First lien senior secured revolving loan	S +	6.00%	3/2026	—	(53)	(33)	—%
Velocity HoldCo III Inc. (dba VelocityEHS)(14)(26)	First lien senior secured loan	S +	5.75%	4/2027	21,713	21,432	21,713	0.4%
Velocity HoldCo III Inc. (dba VelocityEHS)(10)(14)(26)	First lien senior secured revolving loan	S +	5.75%	4/2026	167	155	167	—%
						166,647	167,390	2.9%
Consumer products
Conair Holdings LLC(13)(26)	Second lien senior secured loan	S +	7.50%	5/2029	176,067	175,107	175,187	2.9%
Feradyne Outdoors, LLC(14)(26)	First lien senior secured loan	S +	6.50% (3.95% PIK)	5/2026	74,364	74,364	68,229	1.1%
Foundation Consumer Brands, LLC(14)(26)	First lien senior secured loan	S +	6.25%	2/2027	3,184	3,184	3,184	0.1%

Blue Owl Capital Corporation
Consolidated Schedule of Investments
As of March 31, 2024
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(4)(8)(30)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(2)(3)	Fair Value	Percentage of Net Assets
Lignetics Investment Corp.(14)(26)	First lien senior secured loan	S +	6.00%	11/2027	39,780	39,433	39,681	0.7%
Lignetics Investment Corp.(10)(14)(26)	First lien senior secured revolving loan	S +	6.00%	10/2026	627	597	616	—%
SWK BUYER, Inc. (dba Stonewall Kitchen)(14)(26)	First lien senior secured loan	S +	5.25%	3/2029	741	730	717	—%
SWK BUYER, Inc. (dba Stonewall Kitchen)(10)(22)(26)	First lien senior secured revolving loan	S +	5.25%	3/2029	—	(1)	(2)	—%
WU Holdco, Inc. (dba Weiman Products, LLC)(14)(26)	First lien senior secured loan	S +	5.50%	3/2027	200,257	198,733	196,752	3.3%
WU Holdco, Inc. (dba Weiman Products, LLC)(10)(14)(26)	First lien senior secured revolving loan	S +	5.50%	3/2027	14,596	14,525	14,260	0.2%
						506,672	498,624	8.3%
Containers and packaging
Arctic Holdco, LLC (dba Novvia Group)(14)(26)	First lien senior secured loan	S +	6.00%	12/2026	10,448	10,258	10,291	0.2%
Arctic Holdco, LLC (dba Novvia Group)(10)(22)(23)(26)	First lien senior secured delayed draw term loan	S +	6.00%	12/2024	—	(134)	(113)	—%
Ascend Buyer, LLC (dba PPC Flexible Packaging)(14)(26)	First lien senior secured loan	S +	6.40%	10/2028	5,429	5,390	5,415	0.1%
Ascend Buyer, LLC (dba PPC Flexible Packaging)(10)(13)(26)	First lien senior secured revolving loan	S +	6.25%	9/2027	188	185	187	—%
Fortis Solutions Group, LLC(14)(26)	First lien senior secured loan	S +	5.50%	10/2028	4,570	4,505	4,491	0.1%
Fortis Solutions Group, LLC(10)(14)(26)	First lien senior secured revolving loan	S +	5.50%	10/2027	23	18	15	—%
Indigo Buyer, Inc. (dba Inovar Packaging Group)(14)(26)	First lien senior secured loan	S +	6.25%	5/2028	886	879	883	—%
Indigo Buyer, Inc. (dba Inovar Packaging Group)(10)(14)(26)	First lien senior secured revolving loan	S +	6.25%	5/2028	60	59	60	—%
Pregis Topco LLC(13)(26)	Second lien senior secured loan	S +	6.91%	8/2029	160,000	158,029	160,000	2.7%
						179,189	181,229	3.1%
Distribution
ABB/Con-cise Optical Group LLC(14)(26)	First lien senior secured loan	S +	7.50%	2/2028	63,778	63,089	62,184	1.0%
BradyPLUS Holdings, LLC (f/k/a BradyIFS Holdings, LLC)(14)(26)	First lien senior secured loan	S +	6.00%	10/2029	141,617	140,275	140,909	2.3%
BradyPLUS Holdings, LLC (f/k/a BradyIFS Holdings, LLC)(10)(14)(23)(26)	First lien senior secured delayed draw term loan	S +	6.00%	10/2025	3,824	3,715	3,805	0.1%
BradyPLUS Holdings, LLC (f/k/a BradyIFS Holdings, LLC)(10)(22)(26)	First lien senior secured revolving loan	S +	6.00%	10/2029	—	(112)	(60)	—%

Blue Owl Capital Corporation
Consolidated Schedule of Investments
As of March 31, 2024
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(4)(8)(30)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(2)(3)	Fair Value	Percentage of Net Assets
Endries Acquisition, Inc.(14)(26)	First lien senior secured loan	S +	5.25%	12/2028	81,684	81,099	81,072	1.3%
Endries Acquisition, Inc.(10)(14)(23)(26)	First lien senior secured delayed draw term loan	S +	5.25%	6/2024	17,154	17,010	17,001	0.3%
Endries Acquisition, Inc.(10)(22)(23)(26)	First lien senior secured delayed draw term loan	S +	5.25%	12/2025	—	(55)	(59)	—%
Offen, Inc.(13)(26)	First lien senior secured loan	S +	5.00%	6/2026	18,628	18,563	18,628	0.3%
						323,584	323,480	5.3%
Education
Pluralsight, LLC(14)(26)	First lien senior secured loan	S +	8.00%	4/2027	99,450	98,843	83,040	1.4%
Pluralsight, LLC(14)(26)	First lien senior secured revolving loan	S +	8.00%	4/2027	6,235	6,204	5,206	0.1%
						105,047	88,246	1.5%
Energy equipment and services
Dresser Utility Solutions, LLC(13)(26)	First lien senior secured loan	S +	5.50%	3/2029	56,437	55,879	55,872	0.9%
Dresser Utility Solutions, LLC(10)(23)(26)	First lien senior secured delayed draw term loan	S +	5.50%	9/2025	—	—	—	—%
Dresser Utility Solutions, LLC(10)(22)(26)	First lien senior secured revolving loan	S +	5.50%	3/2029	—	(71)	(72)	—%
						55,808	55,800	0.9%
Financial services
Blackhawk Network Holdings, Inc.(6)(13)(26)	First lien senior secured loan	S +	5.00%	3/2029	75,000	73,500	75,045	1.2%
Blend Labs, Inc.(13)(26)	First lien senior secured loan	S +	7.50%	6/2027	42,000	41,477	41,160	0.7%
Finastra USA, Inc.(15)(26)(28)	First lien senior secured loan	S +	7.25%	9/2029	89,247	88,389	88,800	1.5%
Finastra USA, Inc.(10)(13)(26)(28)	First lien senior secured revolving loan	S +	7.25%	9/2029	1,715	1,623	1,669	—%
KRIV Acquisition Inc. (dba Riveron)(14)(26)	First lien senior secured loan	S +	6.50%	7/2029	6,317	6,144	6,191	0.1%
KRIV Acquisition Inc. (dba Riveron)(10)(22)(23)(26)	First lien senior secured delayed draw term loan	S +	6.50%	7/2025	—	(12)	(5)	—%
KRIV Acquisition Inc. (dba Riveron)(10)(22)(26)	First lien senior secured revolving loan	S +	6.50%	7/2029	—	(22)	(17)	—%
NMI Acquisitionco, Inc. (dba Network Merchants)(13)(26)	First lien senior secured loan	S +	5.75%	9/2028	36,288	36,105	36,197	0.6%
NMI Acquisitionco, Inc. (dba Network Merchants)(10)(22)(26)	First lien senior secured revolving loan	S +	5.75%	9/2028	—	(7)	(4)	—%

Blue Owl Capital Corporation
Consolidated Schedule of Investments
As of March 31, 2024
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(4)(8)(30)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(2)(3)	Fair Value	Percentage of Net Assets
Smarsh Inc.(14)(26)	First lien senior secured loan	S +	5.75%	2/2029	762	756	762	—%
Smarsh Inc.(10)(14)(23)(26)	First lien senior secured delayed draw term loan	S +	5.75%	2/2025	95	94	95	—%
Smarsh Inc.(10)(13)(26)	First lien senior secured revolving loan	S +	5.75%	2/2029	3	3	3	—%
						248,050	249,896	4.1%
Food and beverage
Balrog Acquisition, Inc. (dba Bakemark)(13)(26)	Second lien senior secured loan	S +	7.00%	9/2029	22,000	21,860	22,000	0.4%
Blast Bidco Inc. (dba Bazooka Candy Brands)(14)(26)	First lien senior secured loan	S +	6.00%	10/2030	29,552	28,848	29,035	0.5%
Blast Bidco Inc. (dba Bazooka Candy Brands)(10)(22)(26)	First lien senior secured revolving loan	S +	6.00%	10/2029	—	(79)	(60)	—%
BP Veraison Buyer, LLC (dba Sun World)(14)(26)	First lien senior secured loan	S +	5.50%	5/2027	67,812	67,323	67,812	1.1%
BP Veraison Buyer, LLC (dba Sun World)(10)(22)(26)	First lien senior secured revolving loan	S +	5.50%	5/2027	—	(56)	—	—%
H-Food Holdings, LLC(11)(14)(26)	Second lien senior secured loan	S +	7.00%	3/2026	121,800	116,993	61,509	1.0%
Hissho Sushi Merger Sub, LLC(14)(26)	First lien senior secured loan	S +	5.50%	5/2028	890	883	890	—%
Hissho Sushi Merger Sub, LLC(10)(26)	First lien senior secured revolving loan	S +	5.50%	5/2028	—	—	—	—%
Innovation Ventures HoldCo, LLC (dba 5 Hour Energy)(13)(26)	First lien senior secured loan	S +	6.25%	3/2027	125,000	123,519	124,064	2.1%
Nellson Nutraceutical, LLC(13)(26)	First lien senior secured loan	S +	5.75%	12/2025	25,737	25,688	25,286	0.4%
The Better Being Co., LLC (fka Nutraceutical International Corporation)(13)(26)	First lien senior secured loan	S +	7.50% (3.75% PIK)	9/2026	198,110	196,791	183,252	3.0%
The Better Being Co., LLC (fka Nutraceutical International Corporation)(10)(13)(26)	First lien senior secured revolving loan	S +	7.50% (3.75% PIK)	9/2026	4,827	4,766	3,751	0.1%
Ole Smoky Distillery, LLC(13)(26)	First lien senior secured loan	S +	5.50%	3/2028	866	854	857	—%
Ole Smoky Distillery, LLC(10)(22)(26)	First lien senior secured revolving loan	S +	5.50%	3/2028	—	(2)	(1)	—%
Recipe Acquisition Corp. (dba Roland Corporation)(14)	Second lien senior secured loan	S +	9.00%	11/2024	32,000	31,988	32,000	0.5%
Rushmore Investment III LLC (dba Winland Foods)(14)(26)	First lien senior secured loan	S +	6.00%	10/2030	149,328	147,041	147,835	2.5%
Sara Lee Frozen Bakery, LLC (fka KSLB Holdings, LLC)(14)(26)	First lien senior secured loan	S +	4.50%	7/2025	42,956	42,767	41,668	0.7%
Sara Lee Frozen Bakery, LLC (fka KSLB Holdings, LLC)(10)(14)(26)	First lien senior secured revolving loan	S +	4.50%	7/2025	5,124	5,124	4,854	0.1%

Blue Owl Capital Corporation
Consolidated Schedule of Investments
As of March 31, 2024
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(4)(8)(30)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(2)(3)	Fair Value	Percentage of Net Assets
Tall Tree Foods, Inc.(11)(14)	First lien senior secured loan	S +	9.25% PIK	6/2024	70,377	59,541	55,816	0.9%
Tall Tree Foods, Inc.(10)(11)(14)	First lien senior secured delayed draw term loan	S +	9.25% PIK	6/2024	4,383	2,267	4,084	0.1%
Ultimate Baked Goods Midco, LLC(13)(26)	First lien senior secured loan	S +	6.25%	8/2027	80,208	78,926	80,208	1.3%
Ultimate Baked Goods Midco, LLC(10)(22)(26)	First lien senior secured revolving loan	S +	6.25%	8/2027	—	(139)	—	—%
						954,903	884,860	14.7%
Healthcare equipment and services
Allied Benefit Systems Intermediate LLC(13)(26)	First lien senior secured loan	S +	5.25%	10/2030	845	833	837	—%
Allied Benefit Systems Intermediate LLC(10)(22)(23)(26)	First lien senior secured delayed draw term loan	S +	5.25%	10/2025	—	(1)	—	—%
Bamboo US BidCo LLC(14)(26)	First lien senior secured loan	S +	6.75% (3.38% PIK)	9/2030	4,966	4,825	4,854	0.1%
Bamboo US BidCo LLC(19)(26)	First lien senior secured EUR term loan	E +	6.75% (3.38% PIK)	9/2030	€ 3,089	3,179	3,262	0.1%
Bamboo US BidCo LLC(10)(14)(23)(26)	First lien senior secured delayed draw term loan	S +	6.75% (3.38% PIK)	3/2025	82	70	75	—%
Bamboo US BidCo LLC(10)(22)(26)	First lien senior secured revolving loan	S +	6.00%	10/2029	—	(28)	(23)	—%
CSC MKG Topco LLC (dba Medical Knowledge Group)(13)(26)	First lien senior secured loan	S +	5.75%	2/2029	1,258	1,239	1,246	—%
Medline Borrower, LP(10)(26)	First lien senior secured revolving loan	S +	3.00%	10/2026	—	—	—	—%
Nelipak Holding Company(14)(26)	First lien senior secured loan	S +	5.50%	3/2031	19,945	19,646	19,646	0.3%
Nelipak Holding Company(10)(22)(23)(26)	First lien senior secured delayed draw term loan	S +	5.50%	3/2027	—	(58)	(58)	—%
Nelipak Holding Company(10)(14)(26)	First lien senior secured revolving loan	S +	5.50%	3/2031	1,719	1,633	1,633	—%
NELIPAK EUROPEAN HOLDINGS COÖPERATIEF U.A.(19)(26)	First lien senior secured EUR term loan	E +	5.50%	3/2031	€ 36,523	38,956	38,853	0.6%
NELIPAK EUROPEAN HOLDINGS COÖPERATIEF U.A.(10)(22)(23)(26)	First lien senior secured EUR delayed draw term loan	E +	5.50%	3/2027	€—	(114)	(114)	—%
NELIPAK EUROPEAN HOLDINGS COÖPERATIEF U.A.(10)(22)(26)	First lien senior secured EUR revolving loan	E +	5.50%	3/2031	€—	(39)	(43)	—%

Blue Owl Capital Corporation
Consolidated Schedule of Investments
As of March 31, 2024
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(4)(8)(30)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(2)(3)	Fair Value	Percentage of Net Assets
Patriot Acquisition TopCo S.A.R.L (dba Corza Health, Inc.)(14)(26)(28)	First lien senior secured loan	S +	5.50%	1/2028	125,783	124,519	125,783	2.1%
Patriot Acquisition TopCo S.A.R.L (dba Corza Health, Inc.)(10)(22)(26)(28)	First lien senior secured revolving loan	S +	5.50%	1/2028	—	(103)	—	—%
PerkinElmer U.S. LLC(13)(26)	First lien senior secured loan	S +	6.75%	3/2029	907	892	907	—%
PerkinElmer U.S. LLC(13)(26)	First lien senior secured loan	S +	5.75%	3/2029	14,624	14,477	14,551	0.2%
Rhea Parent, Inc.(14)(26)	First lien senior secured loan	S +	5.50%	2/2029	760	749	760	—%
						210,675	212,169	3.4%
Healthcare providers and services
Covetrus, Inc.(14)(26)	Second lien senior secured loan	S +	9.25%	10/2030	5,000	4,909	5,000	0.1%
Diagnostic Services Holdings, Inc. (dba Rayus Radiology)(13)(26)	First lien senior secured loan	S +	5.50%	3/2025	994	994	994	—%
Engage Debtco Limited(14)(26)(28)	First lien senior secured loan	S +	5.75% (2.25%PIK)	7/2029	1,013	993	995	—%
KWOL Acquisition Inc. (dba Worldwide Clinical Trials)(15)(26)	First lien senior secured loan	S +	6.25%	12/2029	61,659	60,484	60,734	1.0%
KWOL Acquisition Inc. (dba Worldwide Clinical Trials)(10)(22)(26)	First lien senior secured revolving loan	S +	6.25%	12/2029	—	(157)	(126)	—%
National Dentex Labs LLC (fka Barracuda Dental LLC)(14)(26)	First lien senior secured loan	S +	8.00% (3.00% PIK)	4/2026	108,744	108,153	106,297	1.8%
National Dentex Labs LLC (fka Barracuda Dental LLC)(10)(14)(26)	First lien senior secured revolving loan	S +	7.00%	4/2026	9,178	9,102	8,968	0.1%
Natural Partners, LLC(14)(26)(28)	First lien senior secured loan	S +	4.50%	11/2027	913	900	913	—%
Natural Partners, LLC(10)(22)(26)(28)	First lien senior secured revolving loan	S +	4.50%	11/2027	—	(1)	—	—%
OB Hospitalist Group, Inc.(14)(26)	First lien senior secured loan	S +	5.50%	9/2027	93,589	92,386	92,653	1.5%
OB Hospitalist Group, Inc.(10)(13)(26)	First lien senior secured revolving loan	S +	5.50%	9/2027	5,857	5,681	5,706	0.1%
Ex Vivo Parent Inc. (dba OB Hospitalist)(14)(26)	First lien senior secured loan	S +	9.75% PIK	9/2028	71,262	70,412	70,372	1.2%
Pacific BidCo Inc.(15)(26)(28)	First lien senior secured loan	S +	5.75% (3.20% PIK)	8/2029	31,463	30,827	31,227	0.5%
Pacific BidCo Inc.(10)(22)(23)(26)(28)	First lien senior secured delayed draw term loan	S +	5.75%	8/2025	—	(33)	—	—%

Blue Owl Capital Corporation
Consolidated Schedule of Investments
As of March 31, 2024
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(4)(8)(30)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(2)(3)	Fair Value	Percentage of Net Assets
PetVet Care Centers, LLC(13)(26)	First lien senior secured loan	S +	6.00%	11/2030	107,938	106,899	107,398	1.8%
PetVet Care Centers, LLC(10)(22)(23)(26)	First lien senior secured delayed draw term loan	S +	6.00%	11/2025	—	(67)	—	—%
PetVet Care Centers, LLC(10)(22)(26)	First lien senior secured revolving loan	S +	6.00%	11/2029	—	(150)	(74)	—%
Plasma Buyer LLC (dba PathGroup)(14)(26)	First lien senior secured loan	S +	5.75%	5/2029	670	660	659	—%
Plasma Buyer LLC (dba PathGroup)(10)(14)(23)(26)	First lien senior secured delayed draw term loan	S +	5.75%	9/2025	5	5	5	—%
Plasma Buyer LLC (dba PathGroup)(10)(14)(26)	First lien senior secured revolving loan	S +	5.75%	5/2028	45	44	44	—%
PPV Intermediate Holdings, LLC(14)(26)	First lien senior secured loan	S +	5.75%	8/2029	933	917	921	—%
PPV Intermediate Holdings, LLC(10)(23)(26)	First lien senior secured delayed draw term loan	S +	6.00%	9/2025	—	—	—	—%
PPV Intermediate Holdings, LLC(10)(22)(26)	First lien senior secured revolving loan	S +	5.75%	8/2029	—	(1)	(1)	—%
Premier Imaging, LLC (dba LucidHealth)(14)(26)	First lien senior secured loan	S +	6.00%	1/2025	43,785	43,653	40,283	0.7%
Premise Health Holding Corp.(14)(26)	First lien senior secured loan	S +	5.50%	3/2031	47,674	46,965	46,959	0.8%
Premise Health Holding Corp.(10)(22)(26)	First lien senior secured revolving loan	S +	5.50%	3/2030	—	(82)	(83)	—%
Quva Pharma, Inc.(14)(26)	First lien senior secured loan	S +	5.50%	4/2028	39,000	38,244	38,903	0.6%
Quva Pharma, Inc.(10)(14)(26)	First lien senior secured revolving loan	S +	5.50%	4/2026	800	751	790	—%
Tivity Health, Inc.(14)(26)	First lien senior secured loan	S +	6.00%	6/2029	985	965	983	—%
Unified Women's Healthcare, LP(13)(26)	First lien senior secured loan	S +	5.25%	6/2029	17,525	17,402	17,525	0.3%
Unified Women's Healthcare, LP(10)(22)(23)(26)	First lien senior secured delayed draw term loan	S +	5.50%	10/2025	—	(32)	—	—%
Unified Women's Healthcare, LP(10)(22)(23)(26)	First lien senior secured delayed draw term loan	S +	5.25%	3/2026	—	(38)	—	—%
Unified Women's Healthcare, LP(10)(26)	First lien senior secured revolving loan	S +	5.25%	6/2029	—	—	—	—%
Vermont Aus Pty Ltd(14)(26)(28)	First lien senior secured loan	S +	5.65%	3/2028	980	962	973	—%
XRL 1 LLC (dba XOMA)(26)(29)	First lien senior secured loan		9.88%	12/2038	32,500	31,917	31,525	0.5%
XRL 1 LLC (dba XOMA)(10)(22)(23)(26)(29)	First lien senior secured delayed draw term loan		9.88%	12/2025	—	(37)	(75)	—%
						673,627	670,468	11.0%

Blue Owl Capital Corporation
Consolidated Schedule of Investments
As of March 31, 2024
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(4)(8)(30)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(2)(3)	Fair Value	Percentage of Net Assets
Healthcare technology
BCPE Osprey Buyer, Inc. (dba PartsSource)(14)(26)	First lien senior secured loan	S +	5.75%	8/2028	117,284	115,968	116,404	1.9%
BCPE Osprey Buyer, Inc. (dba PartsSource)(10)(22)(23)(26)	First lien senior secured delayed draw term loan	S +	5.75%	10/2025	—	(231)	—	—%
BCPE Osprey Buyer, Inc. (dba PartsSource)(10)(13)(26)	First lien senior secured revolving loan	S +	5.75%	8/2026	6,323	6,225	6,234	0.1%
GI Ranger Intermediate, LLC (dba Rectangle Health)(14)(26)	First lien senior secured loan	S +	6.00%	10/2028	4,527	4,462	4,459	0.1%
GI Ranger Intermediate, LLC (dba Rectangle Health)(10)(22)(26)	First lien senior secured revolving loan	S +	6.00%	10/2027	—	(4)	(6)	—%
Imprivata, Inc.(14)(26)	Second lien senior secured loan	S +	6.25%	12/2028	882	874	882	—%
Indikami Bidco, LLC (dba IntegriChain)(13)(26)	First lien senior secured loan	S +	6.50% (2.50% PIK)	12/2030	12,702	12,425	12,512	0.2%
Indikami Bidco, LLC (dba IntegriChain)(10)(22)(23)(26)	First lien senior secured delayed draw term loan	S +	6.00%	12/2025	—	(17)	—	—%
Indikami Bidco, LLC (dba IntegriChain)(10)(13)(26)	First lien senior secured revolving loan	S +	6.00%	6/2030	317	283	293	—%
Ocala Bidco, Inc.(14)(26)	First lien senior secured loan	S +	6.25% (2.75% PIK)	11/2028	188,791	185,592	186,431	3.1%
Ocala Bidco, Inc.(10)(14)(23)(26)	First lien senior secured delayed draw term loan	S +	6.25% (2.75% PIK)	5/2024	8,893	8,627	8,781	0.1%
Ocala Bidco, Inc.(14)(26)	Second lien senior secured loan	S +	10.50% PIK	11/2033	115,010	113,471	113,860	1.9%
Intelerad Medical Systems Incorporated (fka 11849573 Canada Inc.)(14)(26)(28)	First lien senior secured loan	S +	6.50%	8/2026	116,306	115,614	113,107	1.9%
Intelerad Medical Systems Incorporated (fka 11849573 Canada Inc.)(14)(26)(28)	First lien senior secured revolving loan	S +	6.50%	8/2026	8,135	8,076	7,911	0.1%
Interoperability Bidco, Inc. (dba Lyniate)(14)(26)	First lien senior secured loan	S +	7.00%	12/2026	65,617	65,357	64,306	1.1%
Interoperability Bidco, Inc. (dba Lyniate)(10)(14)(26)	First lien senior secured revolving loan	S +	7.00%	12/2024	2,001	1,982	1,896	—%
						638,704	637,070	10.5%
Household products
Aptive Environmental, LLC(26)(29)	First lien senior secured loan		12.00% (6.00% PIK)	1/2026	13,183	11,927	13,546	0.2%
HGH Purchaser, Inc. (dba Horizon Services)(14)(26)	First lien senior secured loan	S +	7.00% (2.50% PIK)	11/2026	187,228	186,212	185,356	3.1%
HGH Purchaser, Inc. (dba Horizon Services)(10)(22)(26)	First lien senior secured revolving loan	S +	7.00%	11/2026	—	(68)	(165)	—%

Blue Owl Capital Corporation
Consolidated Schedule of Investments
As of March 31, 2024
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(4)(8)(30)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(2)(3)	Fair Value	Percentage of Net Assets
Mario Purchaser, LLC (dba Len the Plumber)(13)(26)	First lien senior secured loan	S +	5.75%	4/2029	12,878	12,676	12,846	0.2%
Mario Purchaser, LLC (dba Len the Plumber)(10)(13)(23)(26)	First lien senior secured delayed draw term loan	S +	5.75%	4/2024	5,890	5,788	5,875	0.1%
Mario Purchaser, LLC (dba Len the Plumber)(10)(22)(26)	First lien senior secured revolving loan	S +	5.75%	4/2028	—	(19)	(3)	—%
Mario Midco Holdings, Inc. (dba Len the Plumber)(13)(26)	Unsecured facility	S +	10.75% PIK	4/2032	4,982	4,882	4,958	0.1%
SimpliSafe Holding Corporation(13)(26)	First lien senior secured loan	S +	6.25%	5/2028	6,065	5,975	6,050	0.1%
SimpliSafe Holding Corporation(10)(13)(23)(26)	First lien senior secured delayed draw term loan	S +	6.25%	5/2024	204	197	204	—%
						227,570	228,667	3.8%
Human resource support services
Cornerstone OnDemand, Inc.(13)(26)	Second lien senior secured loan	S +	6.50%	10/2029	115,833	114,502	110,910	1.8%
IG Investments Holdings, LLC (dba Insight Global)(14)(26)	First lien senior secured loan	S +	6.00%	9/2028	49,750	49,045	49,377	0.8%
IG Investments Holdings, LLC (dba Insight Global)(10)(22)(26)	First lien senior secured revolving loan	S +	6.00%	9/2027	—	(46)	(30)	—%
						163,501	160,257	2.6%
Infrastructure and environmental services
FR Vision Holdings, Inc. (dba CHA Consulting)(14)(26)	First lien senior secured loan	S +	5.50%	1/2031	25,510	25,260	25,255	0.4%
FR Vision Holdings, Inc. (dba CHA Consulting)(10)(14)(23)(26)	First lien senior secured delayed draw term loan	S +	5.50%	1/2026	2,148	2,087	2,096	—%
FR Vision Holdings, Inc. (dba CHA Consulting)(10)(22)(26)	First lien senior secured revolving loan	S +	5.50%	1/2030	—	(20)	(21)	—%
GI Apple Midco LLC (dba Atlas Technical Consultants)(14)(26)	First lien senior secured loan	S +	6.75%	4/2030	820	806	813	—%
GI Apple Midco LLC (dba Atlas Technical Consultants)(10)(14)(23)(26)	First lien senior secured delayed draw term loan	S +	6.75%	4/2025	17	16	17	—%
GI Apple Midco LLC (dba Atlas Technical Consultants)(10)(22)(26)	First lien senior secured revolving loan	S +	6.75%	4/2029	—	(2)	(1)	—%
KENE Acquisition, Inc. (dba Entrust Solutions Group)(14)(26)	First lien senior secured loan	S +	5.25%	2/2031	11,554	11,326	11,323	0.2%
KENE Acquisition, Inc. (dba Entrust Solutions Group)(10)(22)(23)(26)	First lien senior secured delayed draw term loan	S +	5.25%	2/2026	—	(50)	(51)	—%
KENE Acquisition, Inc. (dba Entrust Solutions Group)(10)(22)(26)	First lien senior secured revolving loan	S +	5.25%	2/2031	—	(30)	(31)	—%
LineStar Integrity Services LLC(14)(26)	First lien senior secured loan	S +	7.25%	2/2026	51,530	51,769	48,180	0.8%
LineStar Integrity Services LLC(14)(26)	First lien senior secured revolving loan	S +	7.25%	2/2026	9,903	9,756	9,259	0.2%

Blue Owl Capital Corporation
Consolidated Schedule of Investments
As of March 31, 2024
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(4)(8)(30)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(2)(3)	Fair Value	Percentage of Net Assets
Tamarack Intermediate, L.L.C. (dba Verisk 3E)(14)(26)	First lien senior secured loan	S +	5.75%	3/2028	864	852	854	—%
Tamarack Intermediate, L.L.C. (dba Verisk 3E)(10)(14)(23)(26)	First lien senior secured delayed draw term loan	S +	5.75%	10/2025	31	30	31	—%
Tamarack Intermediate, L.L.C. (dba Verisk 3E)(10)(22)(26)	First lien senior secured revolving loan	S +	5.75%	3/2028	—	(2)	(2)	—%
						101,798	97,722	1.6%
Insurance
Alera Group, Inc.(13)(26)	First lien senior secured loan	S +	5.25%	10/2028	34,373	33,839	34,373	0.6%
AmeriLife Holdings LLC(14)(26)	First lien senior secured loan	S +	5.75%	8/2029	898	883	896	—%
AmeriLife Holdings LLC(10)(14)(23)(26)	First lien senior secured delayed draw term loan	S +	5.75%	10/2025	15	14	15	—%
AmeriLife Holdings LLC(10)(22)(26)	First lien senior secured revolving loan	S +	5.75%	8/2028	—	(1)	—	—%
Brightway Holdings, LLC(15)(26)	First lien senior secured loan	S +	6.50%	12/2027	29,455	29,200	29,014	0.5%
Brightway Holdings, LLC(10)(14)(26)	First lien senior secured revolving loan	S +	6.50%	12/2027	474	449	426	—%
Evolution BuyerCo, Inc. (dba SIAA)(14)(26)	First lien senior secured loan	S +	6.25%	4/2028	139,921	138,621	139,921	2.3%
Evolution BuyerCo, Inc. (dba SIAA)(10)(14)(23)(26)	First lien senior secured delayed draw term loan	S +	6.00%	12/2025	3,975	3,822	3,955	0.1%
Evolution BuyerCo, Inc. (dba SIAA)(10)(22)(26)	First lien senior secured revolving loan	S +	6.25%	4/2027	—	(78)	—	—%
Galway Borrower LLC(10)(22)(23)(26)	First lien senior secured delayed draw term loan	S +	5.00%	2/2026	—	(8)	(8)	—%
Galway Borrower LLC(10)(14)(26)	First lien senior secured revolving loan	S +	5.25%	9/2028	32	30	30	—%
Integrity Marketing Acquisition, LLC(14)(26)	First lien senior secured loan	S +	5.83%	8/2026	157,099	156,742	157,099	2.6%
Integrity Marketing Acquisition, LLC(10)(14)(23)(26)	First lien senior secured delayed draw term loan	S +	6.00%	2/2025	4,077	3,826	4,077	0.1%
Integrity Marketing Acquisition, LLC(10)(22)(26)	First lien senior secured revolving loan	S +	6.50%	8/2026	—	(52)	—	—%
Norvax, LLC (dba GoHealth)(13)(26)	First lien senior secured loan	S +	7.50%	9/2025	74,319	73,380	72,461	1.2%
Norvax, LLC (dba GoHealth)(10)(22)(26)	First lien senior secured revolving loan	S +	6.50%	6/2025	—	(8)	(153)	—%

Blue Owl Capital Corporation
Consolidated Schedule of Investments
As of March 31, 2024
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(4)(8)(30)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(2)(3)	Fair Value	Percentage of Net Assets
Peter C. Foy & Associates Insurance Services, LLC (dba PCF Insurance Services)(13)(26)	First lien senior secured loan	S +	6.00%	11/2028	109,461	108,682	109,461	1.8%
Peter C. Foy & Associates Insurance Services, LLC (dba PCF Insurance Services)(10)(22)(26)	First lien senior secured revolving loan	S +	6.00%	11/2027	—	(37)	—	—%
PCF Midco II, LLC (dba PCF Insurance Services)(26)(29)	First lien senior secured loan		9.00% PIK	10/2031	147,510	138,011	137,922	2.3%
Summit Acquisition Inc. (dba K2 Insurance Services)(14)(26)	First lien senior secured loan	S +	6.75%	5/2030	730	710	722	—%
Summit Acquisition Inc. (dba K2 Insurance Services)(10)(22)(23)(26)	First lien senior secured delayed draw term loan	S +	6.75%	11/2024	—	(2)	—	—%
Summit Acquisition Inc. (dba K2 Insurance Services)(10)(22)(26)	First lien senior secured revolving loan	S +	6.75%	5/2029	—	(2)	(1)	—%
Tempo Buyer Corp. (dba Global Claims Services)(14)(26)	First lien senior secured loan	S +	5.50%	8/2028	1,064	1,049	1,062	—%
Tempo Buyer Corp. (dba Global Claims Services)(10)(14)(26)	First lien senior secured revolving loan	S +	5.00%	8/2027	65	63	64	—%
THG Acquisition, LLC (dba Hilb)(13)(26)	First lien senior secured loan	S +	5.75%	12/2026	73,782	72,972	73,782	1.2%
THG Acquisition, LLC (dba Hilb)(10)(13)(26)	First lien senior secured revolving loan	S +	5.75%	12/2025	3,061	2,996	3,061	0.1%
USRP Holdings, Inc. (dba U.S. Retirement and Benefits Partners)(15)(26)	First lien senior secured loan	S +	5.75%	7/2027	38,305	37,833	38,114	0.6%
USRP Holdings, Inc. (dba U.S. Retirement and Benefits Partners)(10)(22)(26)	First lien senior secured revolving loan	S +	5.75%	7/2027	—	(47)	(21)	—%
KUSRP Intermediate, Inc. (dba U.S. Retirement and Benefits Partners)(14)(26)	First lien senior secured loan	S +	10.50% PIK	7/2030	36,909	36,548	36,909	0.6%
						839,435	843,181	14.0%
Internet software and services
3ES Innovation Inc. (dba Aucerna)(14)(26)(28)	First lien senior secured loan	S +	6.75%	5/2025	59,854	59,661	59,854	1.0%
3ES Innovation Inc. (dba Aucerna)(10)(13)(26)(28)	First lien senior secured revolving loan	S +	6.75%	5/2025	1,700	1,691	1,700	—%
Anaplan, Inc.(14)(26)	First lien senior secured loan	S +	6.50%	6/2029	135,082	133,989	135,082	2.2%
Anaplan, Inc.(10)(22)(26)	First lien senior secured revolving loan	S +	6.50%	6/2028	—	(68)	—	—%
Aptean Acquiror, Inc. (dba Aptean)(14)(26)	First lien senior secured loan	S +	5.25%	1/2031	785	778	777	—%
Aptean Acquiror, Inc. (dba Aptean)(10)(14)(23)(26)	First lien senior secured delayed draw term loan	S +	5.25%	1/2026	7	6	6	—%
Aptean Acquiror, Inc. (dba Aptean)(10)(22)(26)	First lien senior secured revolving loan	S +	5.25%	1/2031	—	(1)	(1)	—%
Armstrong Bidco Limited (dba The Access Group)(21)(26)(28)	First lien senior secured loan	SA +	5.25%	6/2029	£2,960	3,568	3,711	0.1%

Blue Owl Capital Corporation
Consolidated Schedule of Investments
As of March 31, 2024
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(4)(8)(30)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(2)(3)	Fair Value	Percentage of Net Assets
Azurite Intermediate Holdings, Inc. (dba Alteryx, Inc.)(13)(26)	First lien senior secured loan	S +	6.50%	3/2031	3,658	3,603	3,603	0.1%
Azurite Intermediate Holdings, Inc. (dba Alteryx, Inc.)(10)(22)(23)(26)	First lien senior secured delayed draw term loan	S +	6.50%	3/2026	—	(62)	(62)	—%
Azurite Intermediate Holdings, Inc. (dba Alteryx, Inc.)(10)(22)(26)	First lien senior secured revolving loan	S +	6.50%	3/2031	—	(20)	(20)	—%
Bayshore Intermediate #2, L.P. (dba Boomi)(14)(26)	First lien senior secured loan	S +	7.50% PIK	10/2028	106,873	105,520	106,071	1.8%
Bayshore Intermediate #2, L.P. (dba Boomi)(10)(13)(26)	First lien senior secured revolving loan	S +	6.75%	10/2027	922	831	870	—%
BCTO BSI Buyer, Inc. (dba Buildertrend)(14)(26)	First lien senior secured loan	S +	7.50% PIK	12/2026	57,139	56,832	57,139	0.9%
BCTO BSI Buyer, Inc. (dba Buildertrend)(10)(22)(26)	First lien senior secured revolving loan	S +	7.50%	12/2026	—	(58)	—	—%
Catalis Intermediate, Inc. (fka GovBrands Intermediate, Inc.)(14)(26)	First lien senior secured loan	S +	5.50%	8/2027	12,762	12,566	12,315	0.2%
Catalis Intermediate, Inc. (fka GovBrands Intermediate, Inc.)(10)(14)(26)	First lien senior secured revolving loan	S +	5.50%	8/2027	273	262	245	—%
Crewline Buyer, Inc. (dba New Relic)(14)(26)	First lien senior secured loan	S +	6.75%	11/2030	105,936	104,407	104,877	1.7%
Crewline Buyer, Inc. (dba New Relic)(10)(22)(26)	First lien senior secured revolving loan	S +	6.75%	11/2030	—	(157)	(111)	—%
Delinea Buyer, Inc. (f/k/a Centrify)(14)(26)	First lien senior secured loan	S +	5.75%	3/2028	65,388	64,347	65,060	1.1%
Delinea Buyer, Inc. (f/k/a Centrify)(10)(22)(26)	First lien senior secured revolving loan	S +	5.75%	3/2027	—	(98)	(34)	—%
CivicPlus, LLC(14)(26)	First lien senior secured loan	S +	6.50% (2.50% PIK)	8/2027	35,805	35,578	35,805	0.6%
CivicPlus, LLC(10)(22)(26)	First lien senior secured revolving loan	S +	6.00%	8/2027	—	(16)	—	—%
CP PIK DEBT ISSUER, LLC (dba CivicPlus, LLC)(14)(26)	Unsecured notes	S +	11.75% PIK	6/2034	21,248	20,816	21,247	0.4%
Coupa Holdings, LLC(14)(26)	First lien senior secured loan	S +	7.50%	2/2030	785	768	779	—%
Coupa Holdings, LLC(10)(22)(23)(26)	First lien senior secured delayed draw term loan	S +	7.50%	8/2024	—	(1)	—	—%
Coupa Holdings, LLC(10)(22)(26)	First lien senior secured revolving loan	S +	7.50%	2/2029	—	(1)	—	—%
Delta TopCo, Inc. (dba Infoblox, Inc.)(15)(26)	Second lien senior secured loan	S +	7.25%	12/2028	15,000	14,950	15,038	0.2%
EET Buyer, Inc. (dba e-Emphasys)(14)(26)	First lien senior secured loan	S +	6.50%	11/2027	4,455	4,425	4,455	0.1%
EET Buyer, Inc. (dba e-Emphasys)(10)(14)(26)	First lien senior secured revolving loan	S +	6.50%	11/2027	91	88	91	—%

Blue Owl Capital Corporation
Consolidated Schedule of Investments
As of March 31, 2024
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(4)(8)(30)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(2)(3)	Fair Value	Percentage of Net Assets
Forescout Technologies, Inc.(14)(26)	First lien senior secured loan	S +	8.00%	8/2026	71,854	71,526	72,213	1.2%
Forescout Technologies, Inc.(10)(22)(23)(26)	First lien senior secured delayed draw term loan	S +	8.00%	7/2024	—	(141)	—	—%
Forescout Technologies, Inc.(10)(22)(26)	First lien senior secured revolving loan	S +	8.00%	8/2026	—	(26)	—	—%
Granicus, Inc.(13)(26)	First lien senior secured loan	S +	5.75% (2.25% PIK)	1/2031	7,746	7,671	7,669	0.1%
Granicus, Inc.(10)(22)(23)(26)	First lien senior secured delayed draw term loan	S +	5.75% (2.25% PIK)	1/2026	—	(6)	(6)	—%
Granicus, Inc.(10)(22)(26)	First lien senior secured revolving loan	S +	5.25%	1/2031	—	(11)	(11)	—%
H&F Opportunities LUX III S.À R.L (dba Checkmarx)(13)(26)(28)	First lien senior secured loan	S +	7.50%	4/2026	51,567	50,941	51,567	0.9%
H&F Opportunities LUX III S.À R.L (dba Checkmarx)(10)(22)(26)(28)	First lien senior secured revolving loan	S +	7.50%	4/2026	—	(166)	—	—%
Hyland Software, Inc.(13)(26)	First lien senior secured loan	S +	6.00%	9/2030	53,035	52,282	52,240	0.9%
Hyland Software, Inc.(10)(22)(26)	First lien senior secured revolving loan	S +	6.00%	9/2029	—	(34)	(38)	—%
Icefall Parent, Inc. (dba EngageSmart)(14)(26)	First lien senior secured loan	S +	6.50%	1/2030	22,051	21,620	21,610	0.4%
Icefall Parent, Inc. (dba EngageSmart)(10)(22)(26)	First lien senior secured revolving loan	S +	6.50%	1/2030	—	(41)	(42)	—%
Litera Bidco LLC(13)(26)	First lien senior secured loan	S +	5.67%	5/2026	146,779	145,924	146,779	2.4%
Litera Bidco LLC(10)(22)(26)	First lien senior secured revolving loan	S +	5.25%	5/2026	—	(15)	—	—%
MessageBird BidCo B.V.(13)(26)(28)	First lien senior secured loan	S +	6.75%	4/2027	28,233	27,868	28,233	0.5%
MINDBODY, Inc.(14)(26)	First lien senior secured loan	S +	7.00%	9/2025	62,018	61,898	61,863	1.0%
MINDBODY, Inc.(10)(22)(26)	First lien senior secured revolving loan	S +	7.00%	9/2025	—	(9)	(15)	—%
Ministry Brands Holdings, LLC(13)(26)	First lien senior secured loan	S +	5.50%	12/2028	762	751	747	—%
Ministry Brands Holdings, LLC(10)(13)(26)	First lien senior secured revolving loan	S +	5.50%	12/2027	7	6	5	—%
PDI TA Holdings, Inc.(13)(26)	First lien senior secured loan	S +	5.50%	2/2031	13,401	13,204	13,200	0.2%
PDI TA Holdings, Inc.(10)(22)(23)(26)	First lien senior secured delayed draw term loan	S +	5.50%	2/2026	—	(49)	(51)	—%
PDI TA Holdings, Inc.(10)(22)(26)	First lien senior secured revolving loan	S +	5.50%	2/2031	—	(22)	(23)	—%

Blue Owl Capital Corporation
Consolidated Schedule of Investments
As of March 31, 2024
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(4)(8)(30)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(2)(3)	Fair Value	Percentage of Net Assets
QAD, Inc.(13)(26)	First lien senior secured loan	S +	5.38%	11/2027	26,040	25,696	25,845	0.4%
QAD, Inc.(10)(22)(26)	First lien senior secured revolving loan	S +	6.00%	11/2027	—	(41)	(26)	—%
SailPoint Technologies Holdings, Inc.(14)(26)	First lien senior secured loan	S +	6.00%	8/2029	45,640	44,842	45,526	0.8%
SailPoint Technologies Holdings, Inc.(10)(22)(26)	First lien senior secured revolving loan	S +	6.00%	8/2028	—	(64)	(11)	—%
Securonix, Inc.(14)(26)	First lien senior secured loan	S +	6.00%	4/2028	847	841	780	—%
Securonix, Inc.(10)(22)(26)	First lien senior secured revolving loan	S +	6.00%	4/2028	—	(1)	(12)	—%
Sitecore USA, Inc.(14)(26)	First lien senior secured loan	S +	7.75% (4.25% PIK)	3/2029	3,998	3,969	3,988	0.1%
Sitecore Holding III A/S(14)(26)	First lien senior secured loan	S +	7.75% (4.25% PIK)	3/2029	24,103	23,931	24,043	0.4%
Sitecore Holding III A/S(19)(26)	First lien senior secured EUR term loan	E +	7.75% (4.25% PIK)	3/2029	€ 23,489	24,575	25,305	0.4%
Thunder Purchaser, Inc. (dba Vector Solutions)(14)(26)	First lien senior secured loan	S +	5.75%	6/2028	68,467	68,016	68,297	1.1%
Thunder Purchaser, Inc. (dba Vector Solutions)(10)(14)(26)	First lien senior secured revolving loan	S +	5.75%	6/2027	3,783	3,748	3,770	0.1%
When I Work, Inc.(14)(26)	First lien senior secured loan	S +	7.00% PIK	11/2027	5,681	5,648	5,539	0.1%
When I Work, Inc.(10)(22)(26)	First lien senior secured revolving loan	S +	6.00%	11/2027	—	(6)	(23)	—%
Zendesk, Inc.(14)(26)	First lien senior secured loan	S +	6.25%	11/2028	71,217	70,107	70,861	1.2%
Zendesk, Inc.(10)(22)(23)(26)	First lien senior secured delayed draw term loan	S +	6.25%	11/2024	—	(497)	—	—%
Zendesk, Inc.(10)(22)(26)	First lien senior secured revolving loan	S +	6.25%	11/2028	—	(110)	(36)	—%
						1,348,029	1,358,283	22.6%
Leisure and entertainment
Troon Golf, L.L.C.(14)(26)	First lien senior secured loan	S +	5.50%	8/2027	237,095	236,359	237,095	3.9%
Troon Golf, L.L.C.(10)(22)(26)	First lien senior secured revolving loan	S +	5.50%	8/2026	—	(51)	—	—%
						236,308	237,095	3.9%

Blue Owl Capital Corporation
Consolidated Schedule of Investments
As of March 31, 2024
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(4)(8)(30)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(2)(3)	Fair Value	Percentage of Net Assets
Manufacturing
FARADAY BUYER, LLC (dba MacLean Power Systems)(14)(26)	First lien senior secured loan	S +	6.00%	10/2028	105,758	103,771	104,172	1.7%
FARADAY BUYER, LLC (dba MacLean Power Systems)(10)(22)(23)(26)	First lien senior secured delayed draw term loan	S +	6.00%	11/2025	—	(103)	(56)	—%
Gloves Buyer, Inc. (dba Protective Industrial Products)(13)(26)	Second lien senior secured loan	S +	8.25%	12/2028	29,250	28,743	29,177	0.5%
Helix Acquisition Holdings, Inc. (dba MW Industries)(14)(26)	First lien senior secured loan	S +	7.00%	3/2030	946	920	927	—%
Ideal Tridon Holdings, Inc.(13)(26)	First lien senior secured loan	S +	6.75%	4/2028	27,165	26,475	26,689	0.4%
Ideal Tridon Holdings, Inc.(10)(22)(26)	First lien senior secured revolving loan	S +	6.75%	4/2028	—	(62)	(45)	—%
MHE Intermediate Holdings, LLC (dba OnPoint Group)(14)(26)	First lien senior secured loan	S +	6.00%	7/2027	110,236	109,561	110,236	1.8%
MHE Intermediate Holdings, LLC (dba OnPoint Group)(10)(22)(26)	First lien senior secured revolving loan	S +	6.00%	7/2027	—	(86)	—	—%
PHM Netherlands Midco B.V. (dba Loparex)(14)(26)	First lien senior secured loan	S +	5.26%	2/2027	1,570	1,544	1,393	—%
PHM Netherlands Midco B.V. (dba Loparex)(14)(26)	Second lien senior secured loan	S +	8.75%	7/2027	112,000	107,910	82,600	1.4%
JSG II, Inc.(13)(26)	First lien senior secured loan	S +	4.50%	6/2026	13,602	13,552	13,568	0.2%
Sonny's Enterprises, LLC(14)(26)	First lien senior secured loan	S +	6.75%	8/2028	226,995	224,803	226,995	3.8%
Sonny's Enterprises, LLC(10)(14)(23)(26)	First lien senior secured delayed draw term loan	S +	6.75%	11/2024	626	613	626	—%
Sonny's Enterprises, LLC(10)(22)(26)	First lien senior secured revolving loan	S +	6.75%	8/2027	—	(127)	—	—%
						617,514	596,282	9.8%
Oil and gas
Project Power Buyer, LLC (dba PEC-Veriforce)(14)(26)	First lien senior secured loan	S +	7.00%	5/2026	44,063	43,839	44,063	0.7%
Project Power Buyer, LLC (dba PEC-Veriforce)(10)(22)(26)	First lien senior secured revolving loan	S +	7.00%	5/2025	—	(7)	—	—%
						43,832	44,063	0.7%
Pharmaceuticals
BridgeBio Pharma, Inc.(14)(26)(28)	First lien senior secured loan	S +	6.75%	N/A	75,000	74,891	74,250	1.2%
						74,891	74,250	1.2%

Blue Owl Capital Corporation
Consolidated Schedule of Investments
As of March 31, 2024
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(4)(8)(30)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(2)(3)	Fair Value	Percentage of Net Assets
Professional services
Apex Group Treasury LLC(17)(26)(28)	Second lien senior secured loan	P +	5.75%	7/2029	44,147	43,590	43,926	0.7%
Apex Service Partners, LLC(14)(26)	First lien senior secured loan	S +	7.00% (2.00%PIK)	10/2030	26,018	25,399	25,432	0.4%
Apex Service Partners, LLC(10)(14)(23)(26)	First lien senior secured delayed draw term loan	S +	7.00% (2.00% PIK)	10/2025	3,394	3,281	3,290	0.1%
Apex Service Partners, LLC(10)(14)(26)	First lien senior secured revolving loan	S +	6.50%	10/2029	783	735	737	—%
Gerson Lehrman Group, Inc.(14)(26)	First lien senior secured loan	S +	5.25%	12/2027	122,818	121,774	121,725	2.0%
Gerson Lehrman Group, Inc.(10)(22)(26)	First lien senior secured revolving loan	S +	5.25%	12/2027	—	(52)	(55)	—%
Guidehouse Inc.(13)(26)	First lien senior secured loan	S +	5.75% (2.00% PIK)	12/2030	4,595	4,572	4,583	0.1%
Relativity ODA LLC(13)(26)	First lien senior secured loan	S +	6.50%	5/2027	85,834	85,186	85,834	1.4%
Relativity ODA LLC(10)(22)(26)	First lien senior secured revolving loan	S +	6.50%	5/2027	—	(57)	—	—%
Sensor Technology Topco, Inc. (dba Humanetics)(14)(26)	First lien senior secured loan	S +	7.00% (2.00% PIK)	5/2026	64,690	64,336	64,690	1.1%
Sensor Technology Topco, Inc. (dba Humanetics)(19)(26)	First lien senior secured EUR term loan	E +	7.25% (2.25% PIK)	5/2026	€ 11,668	12,605	12,601	0.2%
Sensor Technology Topco, Inc. (dba Humanetics)(10)(13)(26)	First lien senior secured revolving loan	S +	6.50%	5/2026	3,297	3,267	3,297	0.1%
						364,636	366,060	6.1%
Specialty retail
Galls, LLC(14)(26)	First lien senior secured loan	S +	6.50% (1.50% PIK)	3/2030	98,140	96,675	96,300	1.6%
Galls, LLC(10)(22)(23)(26)	First lien senior secured delayed draw term loan	S +	6.50% (1.50% PIK)	3/2026	—	(203)	(205)	—%
Galls, LLC(10)(14)(26)	First lien senior secured revolving loan	S +	6.50% (1.50% PIK)	3/2030	1,968	1,773	1,722	—%
Milan Laser Holdings LLC(14)(26)	First lien senior secured loan	S +	5.00%	4/2027	23,750	23,615	23,750	0.4%
Milan Laser Holdings LLC(10)(22)(26)	First lien senior secured revolving loan	S +	5.00%	4/2026	—	(16)	—	—%

Blue Owl Capital Corporation
Consolidated Schedule of Investments
As of March 31, 2024
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(4)(8)(30)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(2)(3)	Fair Value	Percentage of Net Assets
Notorious Topco, LLC (dba Beauty Industry Group)(14)(26)	First lien senior secured loan	S +	6.75%	11/2027	117,385	116,227	110,635	1.8%
Notorious Topco, LLC (dba Beauty Industry Group)(10)(14)(26)	First lien senior secured revolving loan	S +	6.75%	5/2027	3,192	3,110	2,642	—%
The Shade Store, LLC(14)(26)	First lien senior secured loan	S +	6.00%	10/2029	8,886	8,814	8,775	0.1%
The Shade Store, LLC(10)(14)(26)	First lien senior secured revolving loan	S +	6.00%	10/2028	273	267	261	—%
						250,262	243,880	3.9%
Telecommunications
Park Place Technologies, LLC(13)(26)	First lien senior secured loan	S +	5.25%	3/2031	2,356	2,333	2,333	—%
Park Place Technologies, LLC(10)(22)(23)(26)	First lien senior secured delayed draw term loan	S +	5.25%	9/2025	—	(2)	(2)	—%
Park Place Technologies, LLC(10)(22)(26)	First lien senior secured revolving loan	S +	5.25%	3/2030	—	(3)	(3)	—%
PPT Holdings III, LLC (dba Park Place Technologies)(26)(29)	First lien senior secured loan		12.75% PIK	3/2034	750	731	731	—%
						3,059	3,059	—%
Transportation
Lightbeam Bidco, Inc. (dba Lazer Spot)(14)(26)	First lien senior secured loan	S +	6.25%	5/2030	4,513	4,469	4,513	0.1%
Lightbeam Bidco, Inc. (dba Lazer Spot)(10)(14)(26)	First lien senior secured revolving loan	S +	6.25%	5/2029	63	59	63	—%
Lytx, Inc.(13)(26)	First lien senior secured loan	S +	6.75%	2/2028	71,005	70,555	71,005	1.2%
Motus Group, LLC(14)(26)	Second lien senior secured loan	S +	6.50%	12/2029	10,810	10,725	10,702	0.2%
						85,808	86,283	1.5%
Total non-controlled/non-affiliated portfolio company debt investments						$10,135,838	$9,995,299	165.3%

Equity Investments
Aerospace and defense
Space Exploration Technologies Corp.(12)(26)(27)	Class A Common Stock		N/A	N/A	46,605	2,557	4,513	0.1%
Space Exploration Technologies Corp.(12)(26)(27)	Class C Common Stock		N/A	N/A	9,360	446	906	—%
						3,003	5,419	0.1%
Asset based lending and fund finance
Amergin Asset Management, LLC(12)(26)(27)(28)	Class A Units		N/A	N/A	50,000,000	1	—	—%
						1	—	—%

Blue Owl Capital Corporation
Consolidated Schedule of Investments
As of March 31, 2024
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(4)(8)(30)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(2)(3)	Fair Value	Percentage of Net Assets
Automotive services
CD&R Value Building Partners I, L.P. (dba Belron)(7)(12)(26)(27)(28)	LP Interest		N/A	N/A	32,911	32,910	41,090	0.7%
Metis HoldCo, Inc. (dba Mavis Tire Express Services)(26)(27)(29)	Series A Convertible Preferred Stock		7.00% PIK	N/A	149,692	179,605	183,147	3.0%
						212,515	224,237	3.7%
Buildings and real estate
Associations Finance, Inc.(26)(27)(29)	Preferred Stock		13.50% PIK	N/A	54,800,000	65,267	66,018	1.1%
Dodge Construction Network Holdings, L.P.(12)(26)(27)	Class A-2 Common Units		N/A	N/A	2,181,629	1,860	1,493	—%
Dodge Construction Network Holdings, L.P.(14)(26)(27)	Series A Preferred Units	S +	8.25% PIK	N/A	—	45	33	—%
						67,172	67,544	1.1%
Business services
Denali Holding, LP (dba Summit Companies)(12)(26)(27)	Class A Units		N/A	N/A	337,460	3,431	5,472	0.1%
Hercules Buyer, LLC (dba The Vincit Group)(12)(20)(26)(27)	Common Units		N/A	N/A	2,190,000	2,192	2,452	—%
Knockout Intermediate Holdings I Inc. (dba Kaseya Inc.)(15)(26)(27)	Perpetual Preferred Stock	S +	10.75% PIK	N/A	14,000	16,375	16,620	0.3%
						21,998	24,544	0.4%
Consumer Products
ASP Conair Holdings LP(12)(26)(27)	Class A Units		N/A	N/A	60,714	6,071	5,999	0.1%
						6,071	5,999	0.1%
Financial services
Blend Labs, Inc.(5)(12)(26)	Common stock		N/A	N/A	72,317	1,000	235	—%
Blend Labs, Inc.(12)(26)(27)	Warrants		N/A	N/A	179,529	975	15	—%
						1,975	250	—%
Food and beverage
HFS Matterhorn Topco, Inc.(12)(26)(27)	Common Units		N/A	N/A	1,088	10,875	666	—%
Hissho Sushi Holdings, LLC(12)(26)(27)	Class A units		N/A	N/A	7,502	75	104	—%
						10,950	770	—%
Healthcare equipment and services
KPCI Holdings, L.P.(12)(26)(27)	Class A Units		N/A	N/A	32,285	32,284	51,360	0.9%
Maia Aggregator, LP(12)(26)(27)	Class A-2 Units		N/A	N/A	168,539	169	169	—%
Patriot Holdings SCSp (dba Corza Health, Inc.)(12)(26)(27)(28)	Class B Units		N/A	N/A	97,833	150	1,722	—%
Patriot Holdings SCSp (dba Corza Health, Inc.)(26)(27)(28)(29)	Class A Units		8.00% PIK	N/A	7,104	9,796	9,607	0.2%
Rhea Acquisition Holdings, LP(12)(26)(27)	Series A-2 Units		N/A	N/A	119,048	119	161	—%
						42,518	63,019	1.1%

Blue Owl Capital Corporation
Consolidated Schedule of Investments
As of March 31, 2024
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(4)(8)(30)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(2)(3)	Fair Value	Percentage of Net Assets
Healthcare providers and services
KOBHG Holdings, L.P. (dba OB Hospitalist)(12)(26)(27)	Class A Interests	N/A	N/A	6,670	6,669	5,885	0.1%
KWOL Acquisition Inc. (dba Worldwide Clinical Trials)(12)(26)(27)	Class A Interest	N/A	N/A	452	4,518	4,518	0.1%
Romulus Intermediate Holdings 1 Inc. (dba PetVet Care Centers)(26)(27)(29)	Series A Preferred Stock	15.00% PIK	N/A	12,650	12,419	12,397	0.2%
XOMA Corporation(12)(26)(27)	Warrants	N/A	N/A	30	205	341	—%
					23,811	23,141	0.4%
Healthcare technology
BEHP Co-Investor II, L.P.(12)(26)(27)(28)	LP Interest	N/A	N/A	1,270	1,266	1,278	—%
WP Irving Co-Invest, L.P.(12)(26)(27)(28)	Partnership Units	N/A	N/A	1,250,000	1,250	1,258	—%
Minerva Holdco, Inc.(26)(27)(29)	Series A Preferred Stock	10.75% PIK	N/A	7,000	8,458	8,207	0.1%
					10,974	10,743	0.1%
Household products
Evology, LLC(12)(26)(27)	Class B Units	N/A	N/A	451	2,160	2,065	—%
					2,160	2,065	—%
Human resource support services
Sunshine Software Holdings, Inc. (dba Cornerstone OnDemand, Inc.)(26)(27)(29)	Series A Preferred Stock	10.50% PIK	N/A	38,500	47,569	43,848	0.7%
					47,569	43,848	0.7%
Insurance
Accelerate Topco Holdings, LLC(12)(26)(27)	Common Units	N/A	N/A	513	14	17	—%
Evolution Parent, LP (dba SIAA)(12)(26)(27)	LP Interest	N/A	N/A	42,838	4,283	4,874	0.1%
GrowthCurve Capital Sunrise Co-Invest LP (dba Brightway)(12)(26)(27)	LP Interest	N/A	N/A	638	638	612	—%
GoHealth, Inc. (5)(12)(26)	Common stock	N/A	N/A	68,125	5,234	716	—%
Hockey Parent Holdings, L.P.(12)(26)(27)	Class A Units	N/A	N/A	10,000	10,010	10,000	0.2%
PCF Holdco, LLC (dba PCF Insurance Services)(26)(27)(29)	Series A Preferred Units	15.00% PIK	N/A	16,644	13,734	14,632	0.2%
PCF Holdco, LLC (dba PCF Insurance Services)(12)(26)(27)	Class A Units	N/A	N/A	14,772,724	37,463	65,121	1.1%
PCF Holdco, LLC (dba PCF Insurance Services)(12)(26)(27)	Class A Unit Warrants	N/A	N/A	1,288,200	4,396	4,046	0.1%
					75,772	100,018	1.7%
Internet and software services
BCTO WIW Holdings, Inc. (dba When I Work)(12)(26)(27)	Class A Common Stock	N/A	N/A	13,000	1,300	947	—%
Brooklyn Lender Co-Invest 2, L.P. (dba Boomi)(12)(26)(27)	Common Units	N/A	N/A	7,503,843	7,504	8,183	0.1%
Elliott Alto Co-Investor Aggregator L.P.(12)(26)(27)(28)	LP Interest	N/A	N/A	3,134	3,155	3,371	0.1%

Blue Owl Capital Corporation
Consolidated Schedule of Investments
As of March 31, 2024
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(4)(8)(30)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(2)(3)	Fair Value	Percentage of Net Assets
Insight CP (Blocker) Holdings, L.P. (dba CivicPlus, LLC)(12)(26)(27)(28)	LP Interest		N/A	N/A	1,233	1,233	1,331	—%
MessageBird Holding B.V.(12)(26)(27)(28)	Extended Series C Warrants		N/A	N/A	122,890	753	154	—%
Picard Holdco, Inc.(14)(26)(27)	Series A Preferred Stock	S +	12.00% PIK	N/A	21,139	22,355	24,382	0.4%
Project Alpine Co-Invest Fund, LP(12)(26)(27)(28)	LP Interest		N/A	N/A	10,000	10,006	11,817	0.2%
Project Hotel California Co-Invest Fund, L.P.(12)(26)(27)(28)	LP Interest		N/A	N/A	2,685	2,687	3,084	0.1%
Thunder Topco L.P. (dba Vector Solutions)(12)(26)(27)	Common Units		N/A	N/A	3,829,614	3,830	4,134	0.1%
VEPF Torreys Aggregator, LLC (dba MINDBODY, Inc.)(26)(27)(29)	Series A Preferred Stock		6.00% PIK	N/A	21,250	24,531	24,347	0.4%
WMC Bidco, Inc. (dba West Monroe)(26)(27)(29)	Senior Preferred Stock		11.25% PIK	N/A	16,692	21,517	20,478	0.3%
Zoro TopCo, Inc. (dba Zendesk, Inc.)(26)(27)(29)	Series A Preferred Stock		12.50% PIK	N/A	9,554	10,647	10,902	0.2%
Zoro TopCo, L.P. (dba Zendesk, Inc.)(12)(26)(27)	Class A Common Units		N/A	N/A	796,165	7,962	8,669	0.1%
						117,480	121,799	2.0%
Manufacturing
Gloves Holdings, LP (dba Protective Industrial Products)(12)(26)(27)	LP Interest		N/A	N/A	32,500	3,250	3,847	0.1%
Windows Entities(18)(26)(27)	LLC Units		N/A	N/A	31,849	60,319	138,628	2.3%
						63,569	142,475	2.4%
Total non-controlled/non-affiliated portfolio company equity investments						$707,538	$835,871	13.8%
Total non-controlled/non-affiliated portfolio company investments						$10,843,376	$10,831,170	179.1%

Non-controlled/affiliated portfolio company investments(24)
Debt Investments
Specialty retail
Ideal Image Development, LLC(16)(26)	First lien senior secured loan	S +	6.50%	2/2029	4,390	4,346	4,346	0.1%
Ideal Image Development, LLC(10)(16)(26)	First lien senior secured revolving loan	S +	6.50%	2/2029	732	732	717	—%
						5,078	5,063	0.1%
Total non-controlled/affiliated portfolio company debt investments						$5,078	$5,063	0.1%

Equity Investments
Pharmaceuticals
LSI Financing 1 DAC(10)(26)(27)(28)	Preferred equity		N/A	N/A	18,949,711	18,631	19,843	0.3%
						18,631	19,843	0.3%

Blue Owl Capital Corporation
Consolidated Schedule of Investments
As of March 31, 2024
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(4)(8)(30)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(2)(3)	Fair Value	Percentage of Net Assets
Specialty retail
Ideal Topco, L.P.(12)(26)(27)	Class A-1 Preferred Units		N/A	N/A	7,317,073	7,317	7,317	0.1%
Ideal Topco, L.P.(12)(26)(27)	Class A-2 Common Units		N/A	N/A	6,219,512	—	—	—%
						7,317	7,317	0.1%
Total non-controlled/affiliated portfolio company equity investments						$25,948	$27,160	0.4%
Total non-controlled/affiliated portfolio company investments						$31,026	$32,223	0.5%

Controlled/affiliated portfolio company investments(25)
Debt Investments
Advertising and media
Swipe Acquisition Corporation (dba PLI)(10)(14)(26)	First lien senior secured loan	S +	8.00%	6/2026	69,847	69,723	69,847	1.2%
Swipe Acquisition Corporation (dba PLI)(10)(26)	Letter of credit	S +	8.00%	6/2026	—	—	—	—%
						69,723	69,847	1.2%
Asset based lending and fund finance
AAM Series 1.1 Rail and Domestic Intermodal Feeder, LLC(26)(28)(29)	First lien senior secured loan		12.00% PIK	7/2030	39,720	39,721	39,720	0.6%
AAM Series 2.1 Aviation Feeder, LLC(26)(28)(29)	First lien senior secured loan		12.00% PIK	11/2030	46,515	46,515	46,515	0.8%
						86,236	86,235	1.4%
Distribution
PS Operating Company LLC (fka QC Supply, LLC)(11)(14)	First lien senior secured loan	S +	6.00%	12/2026	14,027	13,366	10,941	0.2%
PS Operating Company LLC (fka QC Supply, LLC)(10)(11)(14)	First lien senior secured revolving loan	S +	6.00%	12/2026	3,857	3,698	2,717	—%
						17,064	13,658	0.2%
Household products
Walker Edison Furniture Company LLC(11)(13)(26)	First lien senior secured loan	S +	6.75% PIK	3/2027	28,360	23,485	24,816	0.4%
Walker Edison Furniture Company LLC(10)(11)(14)(26)	First lien senior secured delayed draw term loan	S +	6.75% PIK	3/2027	2,968	2,951	2,088	—%
Walker Edison Furniture Company LLC(11)(13)(26)	First lien senior secured revolving loan	S +	6.25% PIK	3/2027	11,241	11,255	10,258	0.2%
						37,691	37,162	0.6%
Infrastructure and environmental services
Eagle Infrastructure Services, LLC(14)	First lien senior secured loan	S +	7.50%	4/2028	87,536	86,055	86,660	1.4%
						86,055	86,660	1.4%
Total controlled/affiliated portfolio company debt investments						$296,769	$293,562	4.8%

Blue Owl Capital Corporation
Consolidated Schedule of Investments
As of March 31, 2024
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(4)(8)(30)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(2)(3)	Fair Value	Percentage of Net Assets
Equity Investments
Advertising and media
New PLI Holdings, LLC (dba PLI)(12)(26)(27)	Class A Common Units	N/A	N/A	86,745	48,007	97,756	1.6%
					48,007	97,756	1.6%
Asset based lending and fund finance
AAM Series 1.1 Rail and Domestic Intermodal Feeder, LLC(10)(12)(26)(27)(28)	LLC Interest	N/A	N/A	26,943	26,951	26,943	0.4%
AAM Series 2.1 Aviation Feeder, LLC(12)(26)(27)(28)	LLC Interest	N/A	N/A	31,086	31,130	31,086	0.5%
Wingspire Capital Holdings LLC(9)(10)(27)	LLC Interest	N/A	N/A	414,145	414,145	493,591	8.2%
					472,226	551,620	9.1%
Distribution
PS Op Holdings LLC (fka QC Supply, LLC)(12)(27)	Class A Common Units	N/A	N/A	248,271	4,300	—	—%
					4,300	—	—%
Household products
Walker Edison Holdco LLC(12)(26)(27)	Common Units	N/A	N/A	245,906	23,762	1,026	—%
					23,762	1,026	—%
Infrastructure and environmental services
Eagle Infrastructure Super Holdco LLC(12)(27)	Common Units	N/A	N/A	576,276	24,058	25,099	0.4%
					24,058	25,099	0.4%
Insurance
Fifth Season Investments LLC(26)(27)	Class A Units	N/A	N/A	28	225,837	233,244	3.9%
					225,837	233,244	3.9%
Joint ventures
Blue Owl Capital Corporation Senior Loan Fund LLC(7)(9)(27)(28)	LLC interest	N/A	N/A	359,526	359,526	348,684	5.8%
					359,526	348,684	5.8%
Total controlled/affiliated portfolio company equity investments					$1,157,716	$1,257,429	20.8%
Total controlled/affiliated portfolio company investments					$1,454,485	$1,550,991	25.6%
Total Investments					$12,328,887	$12,414,384	205.2%

	Interest Rate Swaps as of March 31, 2024
	Company Receives	Company Pays	Maturity Date	Notional Amount	Fair Value	Upfront Payments/Receipts	Change in Unrealized Appreciation / (Depreciation)	Hedged Instrument	Footnote Reference
Interest rate swap	2.63%	S + 1.769%	1/15/2027	500,000	(45,684)	—	(3,602)	2027 Notes	Note 5
Interest rate swap	5.95%	S + 2.118%	2/15/2029	600,000	(5,092)	—	(5,092)	2029 Notes	Note 5
Total				$1,100,000			$(8,694)

Blue Owl Capital Corporation
Consolidated Schedule of Investments
As of March 31, 2024
(Amounts in thousands, except share amounts)
(Unaudited)
_______________
(1)Certain portfolio company investments are subject to contractual restrictions on sales. Refer to footnote 27 for additional information on our restricted securities.
(2)The amortized cost represents the original cost adjusted for the amortization or accretion of premium or discount, as applicable, on debt investments using the effective interest method.
(3)As of March 31, 2024, the net estimated unrealized gain for U.S. federal income tax purposes was $15.3 million based on a tax cost basis of $12.4 billion. As of March 31, 2024, the estimated aggregate gross unrealized loss for U.S. federal income tax purposes was $335.5 million and the estimated aggregate gross unrealized gain for U.S. federal income tax purposes was $350.8 million.
(4)Unless otherwise indicated, all investments are considered Level 3 investments.
(5)Level 1 investment.
(6)Level 2 investment.
(7)Investment measured at net asset value (“NAV”).
(8)Unless otherwise indicated, the Company’s portfolio companies are pledged as collateral supporting the amounts outstanding under the Revolving Credit Facility, SPV Asset Facility and CLOs. See Note 5 “Debt”.
(9)Investment is not pledged as collateral for the credit facilities.
(10)Position or portion thereof is an unfunded loan or equity commitment. See Note 7 “Commitments and Contingencies”.
(11)Loan was on non-accrual status as of March 31, 2024.
(12)Investment is non-income producing.
(13)The interest rate on these loans is subject to 1 month SOFR, which as of March 31, 2024 was 5.33%.
(14)The interest rate on these loans is subject to 3 month SOFR, which as of March 31, 2024 was 5.30%.
(15)The interest rate on these loans is subject to 6 month SOFR, which as of March 31, 2024 was 5.22%.
(16)The interest rate on these loans is subject to 12 month SOFR, which as of March 31, 2024 was 5.00%.
(17)The interest rate on these loans is subject to Prime, which as of March 31, 2024 was 8.50%.
(18)Investment represents multiple underlying investments in related entities under common management. These underlying investments are on identical terms and include Midwest Custom Windows, LLC with a fair value of $24.1 million, Greater Toronto Custom Windows, Corp. with a fair value of $10.0 million, Garden State Custom Windows, LLC with a fair value of $33.4 million, Long Island Custom Windows, LLC with a fair value of $28.9 million, Jemico, LLC with a fair value of $23.1 million, Atlanta Custom Windows, LLC with a fair value of $11.5 million and Fairchester Custom Windows with a fair value of $7.6 million as of March 31, 2024. Greater Toronto Custom Windows, Corp. is considered a non-qualifying asset.
(19)The interest rate on this loan is subject to 3 month EURIBOR, which as of March 31, 2024 was 3.89%.
(20)We invest in this portfolio company through underlying blocker entities Hercules Blocker 1 LLC, Hercules Blocker 2 LLC, Hercules Blocker 3 LLC, Hercules Blocker 4 LLC, and Hercules Blocker 5 LLC.
(21)The interest rate on this loan is subject to SONIA, which as of March 31, 2024 was 5.19%.
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
(24)As defined in the 1940 Act, the Company is deemed to be an “affiliated person” of this portfolio company as the Company owns more than 5% but less than 25% of the portfolio company's voting securities or has the power to exercise control over management or policies of such portfolio company, including through a management agreement (“non-controlled affiliate”). Transactions related to investments in non-controlled affiliates for the period ended March 31, 2024 were as follows:

($ in thousands)	Fair value as of December 31, 2023	Gross Additions (a)	Gross Reductions(b)	Change in Unrealized Gains (Losses)	Fair value as of March 31, 2024	Interest Income	Dividend Income	Other Income
LSI Financing 1 DAC	$19,988	$—	$(373)	$228	$19,843	$—	$16	$—
Ideal Image Development, LLC	—	12,394	—	(14)	12,380	68	—	—
Total Non-Controlled Affiliates	$19,988	$12,394	$(373)	$214	$32,223	$68	$16	$—
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
(25)As defined in the 1940 Act, the Company is deemed to be both an “Affiliated Person” and has “Control” of this portfolio company as the Company owns more than 25% of the portfolio company’s outstanding voting securities or has the power to exercise control over management or policies of such portfolio company, including through a management agreement (“controlled affiliate”). The Company’s investment in controlled affiliates for the period ended March 31, 2024, were as follows:

Blue Owl Capital Corporation
Consolidated Schedule of Investments
As of March 31, 2024
(Amounts in thousands, except share amounts)
(Unaudited)

($ in thousands)	Fair value as of December 31, 2023	Gross Additions (a)	Gross Reductions(b)	Change in Unrealized Gains (Losses)	Fair value as of March 31, 2024	Interest and PIK Income	Dividend Income	Other Income
Controlled Affiliates
AAM Series 1.1 Rail and Domestic Intermodal Feeder, LLC(d)	$64,839	$1,860	$—	$(36)	$66,663	$95	$—	$—
AAM Series 2.1 Aviation Feeder, LLC(d)	78,476	36	(876)	(35)	77,601	2,527	—	—
Eagle Infrastructure Super LLC	111,103	70	—	586	111,759	2,945	—	12
Fifth Season Investments LLC (fka Chapford SMA Partnership, L.P.)	156,794	69,037	—	7,413	233,244	—	2,804	—
Blue Owl Capital Corporation Senior Loan Fund LLC(c)	342,786	56,438	(49,875)	(665)	348,684	—	15,095	—
PS Operating Company LLC (fka QC Supply, LLC)	15,809	—	(2)	(2,149)	13,658	(16)	—	—
Swipe Acquisition Corporation (dba PLI)	160,036	8,041	(445)	(29)	167,603	2,628	890	180
Walker Edison Furniture Company, LLC	37,499	2,965	—	(2,276)	38,188	—	—	—
Wingspire Capital Holdings LLC	461,062	26,000	—	6,529	493,591	—	10,000	—
Total Controlled Affiliates	$1,428,404	$164,447	$(51,198)	$9,338	$1,550,991	$8,178	$28,789	$192
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
(c)For further description of the Company's investment in Blue Owl Capital Corporation Senior Loan Fund, see Note 4 “Investments.”
(d)In connection with its investment in AAM Series 1.1 Rail and Domestic Intermodal Feeder, LLC and AAM Series 2.1 Aviation Feeder, LLC (collectively, “Amergin Assetco”) the Company made a minority investment in Amergin Asset Management, LLC, which has entered into a Servicing Agreement with Amergin Assetco.
(26)Represents co-investment made with the Company’s affiliates in accordance with the terms of the exemptive relief that the Company received from the U.S. Securities and Exchange Commission. See Note 3 “Agreements and Related Party Transactions.”
(27)Securities acquired in transactions exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”) and may be deemed to be “restricted securities” under the Securities Act. As of March 31, 2024, the aggregate fair value of these securities is $2.12 billion or 35.2% of the Company’s net assets. The acquisition dates of the restricted securities are as follows:

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

Blue Owl Capital Corporation
Consolidated Schedule of Investments
As of March 31, 2024
(Amounts in thousands, except share amounts)
(Unaudited)

Portfolio Company	Investment	Acquisition Date
Evology, LLC	Class B Units	1/24/2022
Evolution Parent, LP (dba SIAA)	LP Interest	4/30/2021
Fifth Season Investments LLC (fka Chapford SMA Partnership, L.P.)**	Class A Units	7/18/2022
Gloves Holdings, LP (dba Protective Industrial Products)	LP Interest	12/29/2020
GrowthCurve Capital Sunrise Co-Invest LP (dba Brightway)	LP Interest	12/16/2021
Hercules Buyer, LLC (dba The Vincit Group)	Common Units	12/15/2020
HFS Matterhorn Topco, Inc.	Common Units	11/23/2018
Hissho Sushi Holdings, LLC	Class A units	5/17/2022
Hockey Parent Holdings L.P.	Class A Units	9/14/2023
Ideal Topco, L.P.**	Class A-1 Preferred Units	2/20/2024
Ideal Topco, L.P.**	Class A-2 Common Units	2/20/2024
Insight CP (Blocker) Holdings, L.P. (dba CivicPlus, LLC)	LP Interest	6/8/2022
Knockout Intermediate Holdings I Inc. (dba Kaseya)	Perpetual Preferred Stock	6/23/2022
KOBHG Holdings, L.P. (dba OB Hospitalist)	Class A Interests	9/27/2021
KPCI Holdings, L.P.	Class A Units	11/30/2020
KWOL Acquisition Inc. (dba Worldwide Clinical Trials)	Class A Interest	11/30/2023
LSI Financing 1 DAC**	Preferred equity	12/14/2022
Maia Aggregator, LP	Class A-2 Units	2/1/2022
MessageBird Holding B.V.	Extended Series C Warrants	5/5/2021
Metis HoldCo, Inc. (dba Mavis Tire Express Services)	Series A Convertible Preferred Stock	5/4/2021
Minerva Holdco, Inc.	Series A Preferred Stock	2/15/2022
New PLI Holdings, LLC (dba PLI)**	Class A Common Units	12/23/2020
Patriot Holdings SCSp (dba Corza Health, Inc.)	Class B Units	1/29/2021
Patriot Holdings SCSp (dba Corza Health, Inc.)	Class A Units	1/29/2021
PCF Holdco, LLC (dba PCF Insurance Services)	Class A Units	11/1/2021
PCF Holdco, LLC (dba PCF Insurance Services)	Series A Preferred Units	2/16/2023
PCF Holdco, LLC (dba PCF Insurance Services)	Class A Unit Warrants	2/16/2023
Picard Holdco, LLC	Series A Preferred Stock	9/30/2022
Project Alpine Co-Invest Fund, LP	LP Interest	6/10/2022
Project Hotel California Co-Invest Fund, L.P.	LP Interest	8/9/2022
PS Op Holdings LLC (fka QC Supply, LLC)**	Class A Common Units	12/21/2021
Rhea Acquisition Holdings, LP	Series A-2 Units	2/18/2022
Romulus Intermediate Holdings 1 Inc. (dba PetVet Care Centers)	Series A Preferred Stock	11/15/2023
Space Exploration Technologies Corp.	Class A Common Stock	3/25/2021
Space Exploration Technologies Corp.	Class C Common Stock	3/25/2021
Sunshine Software Holdings, Inc. (dba Cornerstone OnDemand)	Series A Preferred Stock	10/14/2021
Thunder Topco L.P. (dba Vector Solutions)	Common Units	6/30/2021
VEPF Torreys Aggregator, LLC (dba MINDBODY, Inc.)	Series A Preferred Stock	10/15/2021
Walker Edison Holdco LLC**	Common Units	3/1/2023
Windows Entities	LLC Units	1/16/2020
Wingspire Capital Holdings LLC**	LLC Interest	9/24/2019
WMC Bidco, Inc. (dba West Monroe)	Senior Preferred Stock	11/9/2021
WP Irving Co-Invest, L.P.	Partnership Units	5/18/2022
XOMA Corporation	Warrants	12/15/2023
Zoro TopCo, L.P.	Series A Preferred Stock	11/22/2022
Zoro TopCo, L.P.	Class A Common Units	11/22/2022
* Refer to Note 4 “Investments – Blue Owl Capital Corporation Senior Loan Fund LLC,” for further information.
** Refer to Note 3 “Agreements and Related Party Transactions – Controlled/Affiliated Portfolio Companies”.
(28)This portfolio company is not a qualifying asset under Section 55(a) of the Investment Company Act of 1940, as amended (the “1940 Act”). Under the 1940 Act, the Company may not acquire any non-qualifying asset unless, at the time such acquisition is made, qualifying assets

Blue Owl Capital Corporation
Consolidated Schedule of Investments
As of March 31, 2024
(Amounts in thousands, except share amounts)
(Unaudited)
represent at least 70% of total assets. As of March 31, 2024, non-qualifying assets represented 11.0% of total assets as calculated in accordance with the regulatory requirements.
(29)Contains a fixed-rate structure.
(30)Unless otherwise indicated, loan contains a variable rate structure and may be subject to an interest rate floor. Variable rate loans bear interest at a rate that may be determined by reference to either the Secured Overnight Financing Rate (“SOFR” or “S,” which can include one-, three- or six- month SOFR), Euro Interbank Offered Rate (“EURIBOR”), SONIA (“SONIA” or “SA”) or an alternate base rate (which can include the Federal Funds Effective Rate or the Prime Rate), at the borrower’s option, and which reset periodically based on the terms of the loan agreement.
The accompanying notes are an integral part of these consolidated financial statements.

Blue Owl Capital Corporation
Consolidated Schedule of Investments
As of December 31, 2023
(Amounts in thousands, except share amounts)

Company(1)(4)(8)(31)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(2)(3)	Fair Value	Percentage of Net Assets
Non-controlled/non-affiliated portfolio company investments
Debt Investments
Advertising and media
Circana Group, L.P. (fka The NPD Group, L.P.)(13)(25)	First lien senior secured loan	S +	6.25% (2.75% PIK)	12/2028	$19,141	$18,813	$18,949	0.3%
Circana Group, L.P. (fka The NPD Group, L.P.)(10)(13)(25)	First lien senior secured revolving loan	S +	5.75%	12/2027	272	250	257	—%
Global Music Rights, LLC(14)(25)	First lien senior secured loan	S +	5.75%	8/2028	7,350	7,242	7,350	0.1%
Global Music Rights, LLC(10)(21)(25)	First lien senior secured revolving loan	S +	5.75%	8/2027	—	(8)	—	—%
						26,297	26,556	0.4%
Aerospace and defense
Aviation Solutions Midco, LLC (dba STS Aviation)(14)(25)	First lien senior secured loan	S +	7.25%	1/2025	210,713	209,873	213,873	3.6%
Peraton Corp.(6)(14)(25)	Second lien senior secured loan	S +	7.75%	2/2029	45,899	45,396	45,554	0.8%
Valence Surface Technologies LLC(14)(25)	First lien senior secured loan	S +	7.75%	6/2025	136,788	136,262	120,375	2.0%
Valence Surface Technologies LLC(10)(14)(25)	First lien senior secured revolving loan	S +	7.75%	6/2025	11,106	11,068	9,767	0.2%
						402,599	389,569	6.6%
Asset based lending and fund finance
Hg Genesis 8 Sumoco Limited(20)(25)(27)	Unsecured facility	SA +	6.00% PIK	8/2025	£41,591	54,412	53,019	0.9%
Hg Genesis 9 SumoCo Limited(18)(25)(27)	Unsecured facility	E +	6.00%PIK	3/2027	£48,628	53,223	53,717	0.9%
Hg Saturn Luchaco Limited(20)(25)(27)	Unsecured facility	SA +	7.50% PIK	3/2026	£111,764	150,574	142,477	2.4%
						258,209	249,213	4.2%
Automotive
Spotless Brands, LLC(14)(25)	First lien senior secured loan	S +	6.50%	7/2028	48,120	47,341	47,759	0.8%
Spotless Brands, LLC(10)(13)(25)	First lien senior secured revolving loan	S +	6.50%	7/2028	282	262	272	—%
						47,603	48,031	0.8%
Buildings and real estate
Associations, Inc.(14)(25)	First lien senior secured loan	S +	6.50% (2.50% PIK)	7/2027	365,892	363,758	364,063	6.0%
Associations, Inc.(10)(14)(22)(25)	First lien senior secured delayed draw term loan	S +	6.50% (2.50% PIK)	6/2024	49,653	49,311	49,403	0.8%
Associations, Inc.(10)(14)(25)	First lien senior secured revolving loan	S +	6.50%	7/2027	11,633	11,441	11,468	0.2%
REALPAGE, INC.(6)(13)(25)	Second lien senior secured loan	S +	6.50%	4/2029	34,501	34,119	34,414	0.6%
						458,629	459,348	7.6%

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

Blue Owl Capital Corporation
Consolidated Schedule of Investments
As of December 31, 2023
(Amounts in thousands, except share amounts)

Company(1)(4)(8)(31)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(2)(3)	Fair Value	Percentage of Net Assets
H&F Opportunities LUX III S.À R.L (dba Checkmarx)(13)(25)(27)	First lien senior secured loan	S +	7.50%	4/2026	51,567	50,874	51,567	0.9%
H&F Opportunities LUX III S.À R.L (dba Checkmarx)(10)(21)(25)(27)	First lien senior secured revolving loan	S +	7.50%	4/2026	—	(186)	—	—%
Hyland Software, Inc.(13)(25)	First lien senior secured loan	S +	6.00%	9/2030	53,168	52,393	52,371	0.9%
Hyland Software, Inc.(10)(21)(25)	First lien senior secured revolving loan	S +	6.00%	9/2029	—	(36)	(38)	—%
Litera Bidco LLC(13)(25)	First lien senior secured loan	S +	5.67%	5/2026	147,158	146,213	147,158	2.4%
Litera Bidco LLC(10)(21)(25)	First lien senior secured revolving loan	S +	5.25%	5/2026	—	(18)	—	—%
MessageBird BidCo B.V.(13)(25)(27)	First lien senior secured loan	S +	6.75%	4/2027	38,500	37,969	38,404	0.6%
MINDBODY, Inc.(14)(25)	First lien senior secured loan	S +	7.00%	2/2025	65,229	65,056	64,902	1.1%
MINDBODY, Inc.(10)(21)(25)	First lien senior secured revolving loan	S +	7.00%	2/2025	—	(11)	(30)	—%
Ministry Brands Holdings, LLC(13)(25)	First lien senior secured loan	S +	5.50%	12/2028	764	752	749	—%
Ministry Brands Holdings, LLC(10)(13)(25)	First lien senior secured revolving loan	S +	5.50%	12/2027	36	35	35	—%
Proofpoint, Inc.(6)(13)(25)	Second lien senior secured loan	S +	6.25%	8/2029	19,600	19,524	19,747	0.3%
QAD, Inc.(13)(25)	First lien senior secured loan	S +	5.38%	11/2027	26,106	25,742	25,715	0.4%
QAD, Inc.(10)(21)(25)	First lien senior secured revolving loan	S +	5.38%	11/2027	—	(44)	(51)	—%
SailPoint Technologies Holdings, Inc.(13)(25)	First lien senior secured loan	S +	6.00%	8/2029	45,640	44,815	45,298	0.8%
SailPoint Technologies Holdings, Inc.(10)(21)(25)	First lien senior secured revolving loan	S +	6.00%	8/2028	—	(67)	(33)	—%
Securonix, Inc.(14)(25)	First lien senior secured loan	S +	6.00%	4/2028	847	841	794	—%
Securonix, Inc.(10)(21)(25)	First lien senior secured revolving loan	S +	6.00%	4/2028	—	(1)	(10)	—%
Sitecore Holding III A/S(15)(25)	First lien senior secured loan	S +	7.75% (4.25% PIK)	3/2029	3,998	3,968	3,968	0.1%
Sitecore Holding III A/S(19)(25)	First lien senior secured EUR term loan	E +	7.75% (4.25% PIK)	3/2029	23,489	24,569	25,753	0.4%
Sitecore USA, Inc.(15)(25)	First lien senior secured loan	S +	7.75% (4.25% PIK)	3/2029	24,103	23,925	23,923	0.4%
Thunder Purchaser, Inc. (dba Vector Solutions)(14)(25)	First lien senior secured loan	S +	5.75%	6/2028	68,642	68,169	68,301	1.1%
Thunder Purchaser, Inc. (dba Vector Solutions)(10)(14)(25)	First lien senior secured revolving loan	S +	5.75%	6/2027	3,235	3,197	3,208	0.1%

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

Blue Owl Capital Corporation
Consolidated Schedule of Investments
As of December 31, 2023
(Amounts in thousands, except share amounts)

Company(1)(4)(8)(31)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(2)(3)	Fair Value	Percentage of Net Assets
MessageBird Holding B.V.(12)(25)(26)(27)	Extended Series C Warrants		N/A	N/A	122,890	753	144	—%
Picard Holdco, Inc.(14)(25)(26)	Series A Preferred Stock	S +	12.00% PIK	N/A	21,139	22,344	24,611	0.4%
Project Alpine Co-Invest Fund, LP(12)(25)(26)(27)	LP Interest		N/A	N/A	10,000	10,006	11,817	0.2%
Project Hotel California Co-Invest Fund, L.P.(12)(25)(26)(27)	LP Interest		N/A	N/A	2,685	2,687	3,045	0.1%
Thunder Topco L.P. (dba Vector Solutions)(12)(25)(26)	Common Units		N/A	N/A	3,829,614	3,830	4,250	0.1%
VEPF Torreys Aggregator, LLC (dba MINDBODY, Inc.)(25)(26)(30)	Series A Preferred Stock		6.00% PIK	N/A	21,250	24,047	23,806	0.4%
WMC Bidco, Inc. (dba West Monroe)(25)(26)(30)	Senior Preferred Stock		11.25% PIK	N/A	16,692	20,900	20,018	0.3%
Zoro TopCo, Inc. (dba Zendesk, Inc.)(25)(26)(30)	Series A Preferred Stock		12.50% PIK	N/A	9,554	10,308	10,463	0.2%
Zoro TopCo, L.P. (dba Zendesk, Inc.)(12)(25)(26)	Class A Common Units		N/A	N/A	796,165	7,962	8,669	0.1%
						116,027	120,502	2.0%
Manufacturing
Gloves Holdings, LP (dba Protective Industrial Products)(12)(25)(26)	LP Interest		N/A	N/A	32,500	3,250	3,847	0.1%
Windows Entities(25)(26)(28)	LLC Units		N/A	N/A	31,849	60,319	138,628	2.3%
						63,569	142,475	2.4%
Total non-controlled/non-affiliated portfolio company equity investments						$695,683	$821,525	13.6%
Total non-controlled/non-affiliated portfolio company investments						$11,271,962	$11,264,956	186.4%

Non-controlled/affiliated portfolio company investments
Equity Investments
Pharmaceuticals
LSI Financing 1 DAC(23)(25)(26)(27)	Preferred equity		N/A	N/A	18,949,711	19,004	19,988	0.3%
						19,004	19,988	0.3%
Total non-controlled/affiliated portfolio company investments						$19,004	$19,988	0.3%

Controlled/affiliated portfolio company investments
Debt Investments
Advertising and media
Swipe Acquisition Corporation (dba PLI)(15)(24)(25)	First lien senior secured loan	S +	8.00%	6/2026	47,990	47,840	47,991	0.8%
Swipe Acquisition Corporation (dba PLI)(10)(15)(22)(24)(25)	First lien senior secured delayed draw term loan	S +	8.00%	12/2024	14,288	14,289	14,288	0.2%
Swipe Acquisition Corporation (dba PLI)(10)(24)(25)	Letter of Credit	S +	8.00%	6/2026	—	1	—	—%
						62,130	62,279	1.0%

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

Blue Owl Capital Corporation
Consolidated Schedule of Investments
As of December 31, 2023
(Amounts in thousands, except share amounts)

Company(1)(4)(8)(31)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(2)(3)	Fair Value	Percentage of Net Assets
Infrastructure and environmental services
Eagle Infrastructure Super Holdco LLC(12)(24)(25)(26)	Common Units	N/A	N/A	576,276	24,058	25,099	0.4%
					24,058	25,099	0.4%
Insurance
Fifth Season Investments LLC(24)(25)(26)	Class A Units	N/A	N/A	28	156,800	156,794	2.6%
					156,800	156,794	2.6%
Joint ventures
Blue Owl Capital Corporation Senior Loan Fund LLC(7)(9)(24)(26)(27)	LLC interest	N/A	N/A	352,964	352,964	342,786	5.7%
					352,964	342,786	5.7%
Total controlled/affiliated portfolio company equity investments					$1,054,831	$1,143,346	18.9%
Total controlled/affiliated portfolio company investments					$1,341,236	$1,428,404	23.7%
Total Investments					$12,632,202	$12,713,348	210.4%

	Interest Rate Swaps as of December 31, 2023
	Company Receives	Company Pays	Maturity Date	Notional Amount	Fair Value	Upfront Payments/Receipts	Change in Unrealized Appreciation / (Depreciation)	Hedged Instrument	Footnote Reference
Interest rate swap	5.25%	S + 3.051%	4/10/2024	$400,000	(3,574)	—	$9,519	2024 Notes	Note 5
Interest rate swap	2.63%	S + 1.769%	1/15/2027	500,000	(42,082)	—	14,297	2027 Notes	Note 5
Total				$900,000			$23,816
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
(8)Unless otherwise indicated, the Company’s portfolio companies are pledged as collateral supporting the amounts outstanding under the Revolving Credit Facility, SPV Asset Facility and CLOs. See Note 5 “Debt”.
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
(c)For further description of the Company's investment in Blue Owl Capital Corporation Senior Loan Fund, see Note 4 “Investments.”
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
(30)Contains a fixed-rate structure.
(31)Unless otherwise indicated, loan contains a variable rate structure and may be subject to an interest rate floor. Variable rate loans bear interest at a rate that may be determined by reference to either the Secured Overnight Financing Rate (“SOFR” or “S,” which can include one-, three- or six- month SOFR), Euro Interbank Offered Rate (“EURIBOR”), Great Britain Pound London Interbank Offered Rate (“GBPLIBOR” or “G”, which can include three- or six-month GBPLIBOR), SONIA (“SONIA” or “SA”) or an alternate base rate (which can include the Federal Funds Effective Rate or the Prime Rate), at the borrower’s option, and which reset periodically based on the terms of the loan agreement.
The accompanying notes are an integral part of these consolidated financial statements.

Blue Owl Capital Corporation
Consolidated Statements of Changes in Net Assets
(Amounts in thousands)
(Unaudited)

	For the Three Months Ended March 31,
	2024	2023
Increase (Decrease) in Net Assets Resulting from Operations
Net investment income (loss)	$182,765	$177,859
Net change in unrealized gain (loss)	6,645	76,605
Net realized gain (loss)	(6,893)	(52,622)
Net Increase (Decrease) in Net Assets Resulting from Operations	182,517	201,842
Distributions
Distributions declared from earnings(1)	(175,380)	(144,785)
Net Decrease in Net Assets Resulting from Shareholders' Distributions	(175,380)	(144,785)
Capital Share Transactions
Repurchase of common shares	—	(22,090)
Reinvestment of distributions	—	—
Net Increase (Decrease) in Net Assets Resulting from Capital Share Transactions	—	(22,090)
Total Increase (Decrease) in Net Assets	7,137	34,967
Net Assets, at beginning of period	6,021,393	5,882,403
Net Assets, at end of period	$6,028,530	$5,917,370
_______________
(1)For the three months ended March 31, 2024 distributions declared from earnings were derived from net investment income. For the three months ended March 31, 2023, distributions declared from earnings were derived from net investment income.
The accompanying notes are an integral part of these consolidated financial statements.

Blue Owl Capital Corporation
Consolidated Statements of Cash Flows
(Amounts in thousands)
(Unaudited)

	For the Three Months Ended March 31,
	2024	2023
Cash Flows from Operating Activities
Net Increase (Decrease) in Net Assets Resulting from Operations	$182,517	$201,842
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash used in operating activities:
Purchases of investments, net	(1,029,063)	(227,012)
Proceeds from investments and investment repayments, net	1,386,788	173,677
Net amortization/accretion of premium/discount on investments	(15,849)	(8,784)
Payment-in-kind interest and dividends	(48,592)	(51,422)
Net change in unrealized (gain) loss on investments	(8,601)	(75,676)
Net change in unrealized gain (loss) on interest rate swap attributed to unsecured notes	(4,690)	10,181
Net change in unrealized (gains) losses on translation of assets and liabilities in foreign currencies	1,857	(1,287)
Net realized (gain) loss on investments	5,193	52,483
Net realized (gain) loss on foreign currency transactions relating to investments	4,838	24
Amortization of debt issuance costs	9,106	6,863
Changes in operating assets and liabilities:
(Increase) decrease in interest receivable	(6,790)	11,999
(Increase) decrease in receivable from a controlled affiliate	(3,007)	(4,317)
(Increase) decrease in prepaid expenses and other assets	(24,250)	(652)
Increase (decrease) in management fee payable	(468)	510
Increase (decrease) in incentive fee payable	(3,449)	3,266
Increase (decrease) in payables to affiliate	2,417	(2,633)
Increase (decrease) in accrued expenses and other liabilities	(3,782)	(42,787)
Net cash provided by (used in) operating activities	444,175	46,275
Cash Flows from Financing Activities
Borrowings on debt	1,281,561	498,000
Payments on debt	(1,457,364)	(420,000)
Debt issuance costs	(17,633)	(2,483)
Repurchases of common stock	—	(22,090)
Cash distributions paid to shareholders	(167,586)	(145,331)
Net cash provided by (used in) financing activities	(361,022)	(91,904)
Net increase (decrease) in cash and restricted cash, including foreign cash (restricted cash of $2,771 and $(9,977), respectively)	83,153	(45,629)
Cash and restricted cash, including foreign cash, beginning of period (restricted cash of $87,067 and $96,420, respectively)	659,658	445,087
Cash and restricted cash, including foreign cash, end of period (restricted cash of $89,838 and $86,443, respectively)	$742,811	$399,458
,
The accompanying notes are an integral part of these consolidated financial statements.

Blue Owl Capital Corporation
Consolidated Statements of Cash Flows
(Amounts in thousands)
(Unaudited)

	For the Three Months Ended March 31,
	2024	2023
Supplemental and Non-Cash Information
Interest paid during the period	$121,718	$113,552
Distributions declared during the period	175,380	144,785
Reinvestment of distributions during the period	—	—
Distributions Payable	144,201	128,971
Taxes, including excise tax, paid during the period	5,664	400

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
Blue Owl Credit Advisors LLC (the “Adviser”) serves as the Company’s investment adviser. The Adviser is registered with the Securities and Exchange Commission (“SEC”) as an investment adviser under the Investment Advisers Act of 1940, as amended (the “Advisers Act”), an indirect affiliate of Blue Owl Capital Inc. (“Blue Owl”) (NYSE: OWL) and part of Blue Owl’s Credit platform, which focuses on direct lending. Blue Owl consists of three investment platforms: (1) Credit, which focuses on direct lending, (2) GP Strategic Capital, which focuses on providing capital to institutional alternative asset managers, and (3) Real Estate, which focuses on triple net lease real estate strategies. Subject to the overall supervision of the Company’s board of directors (the “Board”), the Adviser manages the day-to-day operations of, and provides investment advisory and management services to, the Company.
On July 22, 2019, the Company closed its initial public offering (“IPO”) and the Company’s common stock began trading on the New York Stock Exchange (“NYSE”) on July 18, 2019 (“Listing Date”). Since July 6, 2023, the Company’s common stock has traded on the NYSE under the symbol “OBDC.”
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
The Company applies the practical expedient provided by the ASC Topic 820 relating to investments in certain entities that calculate net asset value per share (or its equivalent). ASC Topic 820 permits an entity holding investments in certain entities that either are investment companies, or have attributes similar to an investment company, and calculate NAV per share or its equivalent for which the fair value is not readily determinable, to measure the fair value of such investments on the basis of that NAV per share, or its equivalent, without adjustment. Investments which are valued using NAV per share as a practical expedient are not categorized within the fair value hierarchy as per ASC Topic 820.
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

Blue Owl Capital Corporation
Notes to Consolidated Financial Statements (Unaudited) - Continued
Interest and Dividend Income Recognition
Interest income is recorded on the accrual basis and includes amortization or accretion of premiums or discounts. Certain investments may have contractual payment-in-kind (“PIK”) interest or dividends. PIK interest and dividends represent accrued interest or dividends that are added to the principal amount or liquidation amount of the investment on the respective interest or dividend payment dates rather than being paid in cash and generally becomes due at maturity or at the occurrence of a liquidation event. For the three months ended March 31, 2024, PIK interest and PIK dividend income earned was $51.5 million representing 12.9% of investment income. For the three months ended March 31, 2023, PIK interest and PIK dividend income earned was $52.9 million, representing 14.0% of investment income. Discounts to par value on securities purchased are amortized into interest income over the contractual life of the respective security using the effective yield method. Premiums to par value on securities purchased are amortized to first call date. The amortized cost of investments represents the original cost adjusted for the amortization or accretion of premiums or discounts, if any. Upon prepayment of a loan or debt security, any prepayment premiums, unamortized upfront loan origination fees and unamortized discounts are recorded as interest income in the current period.
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
The Company does not consolidate its equity interest in Blue Owl Capital Corporation Senior Loan Fund LLC (“OBDC SLF”), Wingspire Capital Holdings LLC (“Wingspire”), Fifth Season Investment LLC (“Fifth Season”), or AAM Series 1.1 Rail and Domestic Intermodal Feeder, LLC and AAM Series 2.1 Aviation Feeder, LLC (collectively, “Amergin AssetCo”). For further description of the Company’s investment in OBDC SLF, see Note 4 “Investments”. For further description of the Company’s investments in Wingspire, Amergin AssetCo and Fifth Season, see Note 3 “Agreements and Related Party Transactions – Controlled/Affiliated Portfolio Companies”.
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

Blue Owl Capital Corporation
Notes to Consolidated Financial Statements (Unaudited) - Continued
Reform (Topic 848),” which extended the transition period provided under ASU No. 2020-04 and 2021-01 for all entities from December 31, 2022 to December 31, 2024.
In June 2022, the FASB issued ASU No. 2022-03, “Fair Value Measurement (Topic 820),” which clarifies the guidance in Topic 820 when measuring the fair value of an equity security subject to contractual restrictions that prohibit the sale of an equity security and introduces new disclosure requirements for equity securities subject to contractual sale restrictions that are measured at fair value in accordance with Topic 820. The amendments affect all entities that have investments in equity securities measured at fair value that are subject to a contractual sale restriction. ASU 2022-03 is effective for public business entities for fiscal years beginning after December 15, 2023, and interim periods within those fiscal years. For all other entities the amendments are effective for fiscal years beginning after December 15, 2024, and interim periods within those fiscal years. Early adoption is permitted for both interim and annual financial statements that have not yet been issued or made available for issuance. An entity that qualifies as an investment company under Topic 946 should apply the amendments in ASU No. 2022-03 to an investment in an equity security subject to a contractual sale restriction that is executed or modified on or after the date of adoption. Management has adopted the aforementioned accounting pronouncement and concluded that it does not have a material effect on the accompanying consolidated financial statements.
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
Unless earlier terminated as described below, the Administration Agreement will remain in effect for two years from the date it first became effective, and will remain in effect from year to year thereafter if approved annually by (1) the vote of the Board, or by the vote of a majority of its outstanding voting securities, and (2) the vote of a majority of the Company’s directors who are not “interested persons” of the Company, of the Adviser or of any of their respective affiliates, as defined in the 1940 Act. On May 6, 2024, the Board approved the continuation of the Administration Agreement. The Administration Agreement may be terminated at any time, without the payment of any penalty, on 60 days’ written notice, by the vote of a majority of the outstanding voting securities of the Company, or by the vote of the Board or by the Adviser.
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
For the three months ended March 31, 2024 and 2023, the Company incurred expenses of approximately $1.7 million and $1.9 million, respectively, for costs and expenses reimbursable to the Adviser under the terms of the Administration Agreement.
Investment Advisory Agreement
The Investment Advisory Agreement became effective on May 18, 2021. Under the terms of the Investment Advisory Agreement, the Adviser is responsible for managing the Company’s business and activities, including sourcing investment

Blue Owl Capital Corporation
Notes to Consolidated Financial Statements (Unaudited) - Continued
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
Unless earlier terminated as described below, the Investment Advisory Agreement will remain in effect for two years from the date it first became effective, and will remain in effect from year-to-year thereafter if approved annually by a majority of the Board or by the holders of a majority of our outstanding voting securities and, in each case, by a majority of independent directors. On May 6, 2024, the Board approved the continuation of the Investment Advisory Agreement.
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
For the three months ended March 31, 2024 and 2023, management fees were $47.2 million and $48.1 million, respectively.
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
For the three months ended March 31, 2024, and 2023, the Company incurred $38.8 million and $37.7 million of performance based incentive fees based on net investment income, respectively.
For the three months ended March 31, 2024 and 2023, the Company did not accrue capital gains based incentive fees.

Blue Owl Capital Corporation
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
The Adviser is affiliated with Blue Owl Technology Credit Advisors LLC (“OTCA”), Blue Owl Technology Credit Advisors II LLC (“OTCA II”), Blue Owl Credit Private Fund Advisors LLC (“OPFA”) and Blue Owl Diversified Credit Advisors LLC (“ODCA” together with OTCA, OTCA II, OPFA and the Adviser, the “Blue Owl Credit Advisers”), which are also registered investment advisers. The Blue Owl Credit Advisers are affiliates of Blue Owl and comprise part of Blue Owl's Credit platform, which focuses on direct lending. The Blue Owl Credit Advisers’ allocation policy seeks to ensure equitable allocation of investment opportunities over time between the Company and other funds managed by the Adviser or its affiliates. As a result of the Order, there could be significant overlap in the Company’s investment portfolio and the investment portfolio of the BDCs, private funds and separately managed accounts managed by the Blue Owl Credit Advisers (collectively, the “Blue Owl Credit Clients”) and/or other funds managed by the Adviser or its affiliates that could avail themselves of the Order and that have an investment objective similar to the Company's.
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
The Company has made investments in controlled, affiliated companies, including OBDC SLF, Wingspire, Amergin AssetCo and Fifth Season and in a non-controlled, affiliated company, LSI Financing DAC 1 (“LSI Financing”). For further description of OBDC SLF, see “Note 4. Investments.”
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

Blue Owl Capital Corporation
Notes to Consolidated Financial Statements (Unaudited) - Continued
Amergin AssetCo was created to invest in a leasing platform focused on railcar, aviation and other long-lived transportation assets. Amergin acquires existing on-lease portfolios of new and end-of-life railcars and related equipment and selectively purchases off-lease assets and is building a commercial aircraft portfolio through aircraft financing and engine acquisition on a sale and lease back basis. Amergin consists of Amergin AssetCo and Amergin Asset Management LLC, which has entered into a Servicing Agreement with Amergin AssetCo. The Company made an initial equity commitment to Amergin AssetCo on July 1, 2022. As of March 31, 2024, its commitment to Amergin AssetCo was $147.6 million, of which $62.4 million is equity and $85.2 million is debt. The Company’s investment in Amergin is a co-investment made with the Company’s affiliates in accordance with the terms of the exemptive relief that the Company received from the SEC. The Company does not consolidate its equity interest in Amergin AssetCo.
Fifth Season is a portfolio company created to invest in life insurance based assets, including secondary and tertiary life settlement and other life insurance exposures using detailed analytics, internal life expectancy review and sophisticated portfolio management techniques. On July 18, 2022, the Company made an initial equity investment in Fifth Season. As of March 31, 2024 its equity investment in Fifth Season was $233.2 million at fair value. The Company’s investment in Fifth Season is a co-investment with its affiliates in accordance with the terms of the exemptive relief that the Company received from the SEC. The Company does not consolidate its equity interest in Fifth Season.
LSI Financing is a portfolio company formed to acquire contractual rights to revenue pursuant to earnout agreements generally in the life sciences space. On December 14, 2022, the Company made an initial investment in LSI Financing. As of March 31, 2024 its investment in LSI Financing, was $19.8 million at fair value. During the three months ended March 31, 2024, the Company increased its commitment to LSI Financing by $94.8 million. The Company’s investment in LSI Financing is a co-investment with its affiliates in accordance with the terms of the exemptive relief that we received from the SEC. The Company does not consolidate its equity interest in LSI Financing.

Blue Owl Capital Corporation
Notes to Consolidated Financial Statements (Unaudited) - Continued
Note 4. Investments
The information in the tables below is presented on an aggregate portfolio basis, without regard to whether they are non-controlled non-affiliated, non-controlled affiliated or controlled affiliated investments.
The table below presents the composition of investments at fair value and amortized cost as of the following periods:

	March 31, 2024		December 31, 2023
($ in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
First-lien senior secured debt investments(4)	$9,098,903	$9,062,973	$8,703,586	$8,660,754
Second-lien senior secured debt investments	1,059,795	961,223	1,858,354	1,774,984
Unsecured debt investments	278,987	269,728	300,744	292,751
Preferred equity investments(3)	448,470	452,171	429,872	433,297
Common equity investments(1)	1,083,206	1,319,605	986,682	1,208,776
Joint ventures(2)	359,526	348,684	352,964	342,786
Total Investments	$12,328,887	$12,414,384	$12,632,202	$12,713,348
_______________
(1)Includes equity investment in Wingspire, Amergin AssetCo, and Fifth Season.
(2)Includes equity investment in OBDC SLF. See below, within Note 4, for more information regarding OBDC SLF.
(3)Includes equity investment in LSI Financing.
(4)Includes investment in Amergin AssetCo.

Blue Owl Capital Corporation
Notes to Consolidated Financial Statements (Unaudited) - Continued
The table below presents the industry composition of investments based on fair value as of the following periods:

	March 31, 2024	December 31, 2023
Advertising and media	3.1%	1.5%
Aerospace and defense	3.3	3.1
Asset based lending and fund finance(1)	7.1	6.7
Automotive services	2.2	2.1
Buildings and real estate	4.3	4.1
Business services	2.7	3.1
Chemicals	1.3	1.3
Consumer products	4.1	4.0
Containers and packaging	1.5	1.4
Distribution	2.7	2.5
Education	0.7	0.8
Energy equipment and services	0.4	—
Financial services	2.0	2.2
Food and beverage	7.1	7.7
Healthcare equipment and services	2.2	4.4
Healthcare providers and services	5.6	6.5
Healthcare technology	5.2	5.0
Household products	2.2	2.2
Human resource support services	1.6	1.6
Infrastructure and environmental services	1.7	1.3
Insurance(3)	9.5	9.9
Internet software and services	11.9	11.8
Joint ventures(2)	2.8	2.7
Leisure and entertainment	1.9	1.9
Manufacturing	6.0	6.0
Oil and gas	0.4	0.3
Pharmaceuticals(4)	0.8	0.2
Professional services	2.9	2.8
Specialty retail	2.1	2.2
Telecommunications(5)	0.0	—
Transportation	0.7	0.7
Total	100.0%	100.0%
_______________
(1)Includes investment in Wingspire and Amergin AssetCo.
(2)Includes equity investment in OBDC SLF. See below, within Note 4, for more information regarding OBDC SLF.
(3)Includes equity investment in Fifth Season.
(4)Includes equity investment in LSI Financing.
(5)Rounds to less than 0.1% as of March 31, 2024.

Blue Owl Capital Corporation
Notes to Consolidated Financial Statements (Unaudited) - Continued
The table below presents the geographic composition of investments based on fair value as of the following periods:

	March 31, 2024	December 31, 2023
United States:
Midwest	17.5%	17.6%
Northeast	18.9	19.3
South	35.5	34.5
West	21.9	21.3
International	6.2	7.3
Total	100.0%	100.0%
Blue Owl Capital Corporation Senior Loan Fund LLC
Blue Owl Capital Corporation Senior Loan Fund LLC (“OBDC SLF”), a Delaware limited liability company, was formed as a joint venture between the Company and The Regents of the University of California (“Regents”) and commenced operations on June 20, 2017. OBDC SLF’s principal purpose is to make investments, primarily in senior secured loans that are made to middle-market companies or in broadly syndicated loans. Through June 30, 2021, both the Company and Regents had a 50% economic ownership in OBDC SLF. Effective as of June 30, 2021, capital commitments to OBDC SLF were increased to an aggregate of $371.5 million. In connection with this change, the Company increased its economic ownership interest to 87.5% from 50.0% and Regents transferred its remaining economic interest of 12.5% to Nationwide Life Insurance Company (“Nationwide” and together with the Company, the “Members” and each a “Member”). On July 26, 2022, the Members increased their capital commitments in OBDC SLF to an aggregate of $571.5 million. OBDC SLF is managed by the Members, each of which have equal voting rights. Investment decisions must be approved by each of the Members. Except under certain circumstances, contributions to OBDC SLF cannot be redeemed.
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
As of March 31, 2024 and December 31, 2023, OBDC SLF had total investments in senior secured debt at fair value of $1.1 billion and $1.1 billion, respectively. The determination of fair value is in accordance with ASC 820; however, such fair value is not included in the Company’s valuation process described herein. The tables below presents a summary of OBDC SLF’s portfolio as well as a listing of the portfolio investments in its portfolio as of the following periods:

($ in thousands)	March 31, 2024	December 31, 2023
Total senior secured debt investments(1)	$1,093,788	$1,117,310
Weighted average spread over base rate(1)	4.13%	4.27%
Number of portfolio companies	64	62
Largest funded investment to a single borrower(1)	37,201	39,851
_______________
(1)At par.

Blue Owl Capital Corporation
Notes to Consolidated Financial Statements (Unaudited) - Continued

Blue Owl Capital Corporation Senior Loan Fund's Portfolio as of March 31, 2024 ($ in thousands) (Unaudited)
Company(1)(2)(4)(5)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(3)	Fair Value	Percentage of Members' Equity
Debt Investments
Aerospace and defense
Applied Composites Holdings, LLC (fka AC&A Enterprises Holdings, LLC)(6)(11)	First lien senior secured loan	S +	6.00% (0.75% PIK)	01/2025	34,157	34,094	28,199	7.1%
Applied Composites Holdings, LLC (fka AC&A Enterprises Holdings, LLC)(6)(9)(11)	First lien senior secured revolving loan	S +	6.00% (0.75% PIK)	01/2025	3,044	3,042	2,513	0.6%
Bleriot US Bidco Inc.(11)	First lien senior secured loan	S +	4.00%	10/2028	25,050	24,874	25,130	6.3%
Dynasty Acquisition Co., Inc. (dba StandardAero Limited)(10)	First lien senior secured loan	S +	3.50%	08/2028	19,900	19,900	19,922	5.0%
						81,910	75,764	19.0%
Automotive services
Holley Inc.(10)	First lien senior secured loan	S +	3.75%	11/2028	22,486	22,373	22,221	5.6%
Mavis Tire Express Services Topco Corp.(10)	First lien senior secured loan	S +	3.75%	05/2028	2,888	2,888	2,890	0.7%
PAI Holdco, Inc.(6)(11)	First lien senior secured loan	S +	3.75%	10/2027	13,670	13,341	12,884	3.2%
Wand Newco 3, Inc. (dba Caliber )(10)	First lien senior secured loan	S +	3.75%	01/2031	5,000	4,988	5,012	1.3%
						43,590	43,007	10.8%
Buildings and real estate
CoreLogic Inc.(10)	First lien senior secured loan	S +	3.50%	06/2028	7,252	6,857	7,075	1.8%
Wrench Group LLC(11)	First lien senior secured loan	S +	4.00%	10/2028	31,677	31,603	31,756	8.0%
						38,460	38,831	9.8%
Business services
Capstone Acquisition Holdings, Inc.(6)(10)	First lien senior secured loan	S +	4.75%	11/2027	14,186	14,100	14,186	3.6%
Capstone Acquisition Holdings, Inc.(6)(8)(10)	First lien senior secured delayed draw term loan	S +	4.75%	11/2027	906	901	906	0.2%
CoolSys, Inc.(11)	First lien senior secured loan	S +	4.75%	08/2028	27,093	26,233	26,519	6.7%
ConnectWise, LLC(11)	First lien senior secured loan	S +	3.50%	09/2028	16,618	16,560	16,603	4.2%
LABL, Inc.(10)	First lien senior secured loan	S +	5.00%	10/2028	4,759	4,709	4,653	1.2%
Packers Holdings, LLC(10)	First lien senior secured loan	S +	3.25%	03/2028	10,243	10,048	6,492	1.6%
POLARIS PURCHASER, INC. (dba Plusgrade)(6)(11)	First lien senior secured loan	S +	4.50%	03/2031	2,500	2,476	2,475	0.6%
						75,027	71,834	18.1%
Chemicals
Advancion Holdings, LLC (fka Aruba Investments Holdings, LLC)(10)	First lien senior secured loan	S +	4.00%	11/2027	17,648	17,327	17,583	4.4%
Cyanco Intermediate 2 Corp.(10)	First lien senior secured loan	S +	4.75%	07/2028	4,261	4,146	4,273	1.1%
Derby Buyer LLC (dba Delrin)(10)	First lien senior secured loan	S +	4.25%	11/2030	10,000	9,716	10,053	2.5%
						31,189	31,909	8.0%
Consumer products
Olaplex, Inc.(10)	First lien senior secured loan	S +	3.50%	02/2029	24,872	24,109	23,012	5.8%
						24,109	23,012	5.8%
Containers and packaging
BW Holding, Inc.(11)	First lien senior secured loan	S +	4.00%	12/2028	20,881	19,954	19,509	4.9%
Five Star Lower Holding LLC(11)	First lien senior secured loan	S +	4.25%	05/2029	25,497	25,211	25,234	6.3%

Blue Owl Capital Corporation
Notes to Consolidated Financial Statements (Unaudited) - Continued

Blue Owl Capital Corporation Senior Loan Fund's Portfolio as of March 31, 2024 ($ in thousands) (Unaudited)
Company(1)(2)(4)(5)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(3)	Fair Value	Percentage of Members' Equity
Ring Container Technologies Group, LLC(10)	First lien senior secured loan	S +	3.50%	08/2028	24,438	24,396	24,479	6.1%
						69,561	69,222	17.3%
Distribution
BCPE Empire Holdings, Inc. (dba Imperial-Dade)(10)	First lien senior secured loan	S +	4.00%	01/2027	24,626	24,626	24,636	6.2%
Dealer Tire Financial, LLC(6)(10)	First lien senior secured loan	S +	3.75%	12/2027	30,571	30,499	30,724	7.7%
SRS Distribution, Inc.(10)	First lien senior secured loan	S +	3.50%	06/2028	9,750	9,704	9,809	2.5%
						64,829	65,169	16.4%
Education
Spring Education Group, Inc. (fka SSH Group Holdings, Inc.)(11)	First lien senior secured loan	S +	4.50%	10/2030	19,950	19,715	20,020	5.0%
Sophia, L.P.(10)	First lien senior secured loan	S +	3.50%	10/2029	24,700	24,670	24,793	6.2%
						44,385	44,813	11.2%
Financial services
Saphilux S.a.r.L. (dba IQ-EQ)(6)(11)	First lien senior secured loan	S +	4.00%	07/2028	15,960	15,961	16,000	4.0%
						15,961	16,000	4.0%
Food and beverage
Balrog Acquisition, Inc. (dba Bakemark)(10)	First lien senior secured loan	S +	4.00%	09/2028	24,438	24,262	24,386	6.1%
Dessert Holdings(10)	First lien senior secured loan	S +	4.00%	06/2028	25,392	25,268	23,663	5.9%
Fiesta Purchaser, Inc. (dba Shearer's Foods)(10)	First lien senior secured loan	S +	4.00%	02/2031	12,000	11,545	12,013	3.0%
Fiesta Purchaser, Inc. (dba Shearer's Foods)(6)(7)(9)(11)	First lien senior secured revolving loan	S +	4.50%	02/2029	275	216	275	0.1%
						61,291	60,337	15.1%
Healthcare equipment and services
Cadence, Inc.(6)(11)	First lien senior secured loan	S +	4.75%	05/2026	28,295	28,096	27,517	6.9%
Cadence, Inc.(6)(7)(9)(11)	First lien senior secured revolving loan	S +	4.75%	02/2029	3,215	3,212	3,013	0.8%
Confluent Medical Technologies, Inc.(6)(11)	First lien senior secured loan	S +	3.75%	02/2029	9,913	9,850	9,913	2.5%
Medline Borrower, LP(10)	First lien senior secured loan	S +	2.75%	10/2028	22,317	22,317	22,366	5.6%
Packaging Coordinators Midco, Inc.(11)	First lien senior secured loan	S +	3.50%	11/2027	4,874	4,866	4,881	1.2%
Resonetics, LLC(6)(11)	First lien senior secured loan	S +	6.00%	04/2028	24,938	24,250	24,938	6.3%
						92,591	92,628	23.3%
Healthcare providers and services
Confluent Health, LLC(6)(10)	First lien senior secured loan	S +	4.00%	11/2028	24,522	24,436	24,153	6.1%
Covetrus, Inc.(11)	First lien senior secured loan	S +	5.00%	10/2029	14,850	14,101	14,856	3.7%
HAH Group Holding Company LLC (dba Help at Home)(6)(10)	First lien senior secured loan	S +	5.00%	10/2027	8,918	8,699	8,829	2.2%
Phoenix Newco, Inc. (dba Parexel)(10)	First lien senior secured loan	S +	3.25%	11/2028	26,950	26,862	27,001	6.8%
Physician Partners, LLC(11)	First lien senior secured loan	S +	4.00%	12/2028	9,800	9,728	7,265	1.8%
						83,826	82,104	20.6%

Blue Owl Capital Corporation
Notes to Consolidated Financial Statements (Unaudited) - Continued

Blue Owl Capital Corporation Senior Loan Fund's Portfolio as of March 31, 2024 ($ in thousands) (Unaudited)
Company(1)(2)(4)(5)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(3)	Fair Value	Percentage of Members' Equity
Healthcare technology
Athenahealth Group Inc.(10)	First lien senior secured loan	S +	3.25%	02/2029	17,518	17,456	17,329	4.3%
Bracket Intermediate Holding Corp.(11)	First lien senior secured loan	S +	5.00%	05/2028	19,850	19,342	19,880	5.0%
Cotiviti, Inc.(11)	First lien senior secured loan	S +	3.25%	03/2031	10,000	9,951	9,983	2.5%
Imprivata, Inc.(6)(11)	First lien senior secured loan	S +	3.50%	12/2027	19,650	19,650	19,650	4.9%
PointClickCare Technologies, Inc.(6)(11)	First lien senior secured loan	S +	4.00%	12/2027	4,838	4,789	4,838	1.2%
Project Ruby Ultimate Parent Corp. (dba Wellsky)(10)	First lien senior secured loan	S +	3.50%	03/2028	5,000	4,977	5,000	1.3%
						76,165	76,680	19.2%
Insurance
Acrisure, LLC(10)	First lien senior secured loan	S +	4.50%	11/2030	9,900	9,806	9,925	2.5%
Asurion, LLC(10)	First lien senior secured loan	S +	4.25%	08/2028	7,851	7,534	7,567	1.9%
Broadstreet Partners, Inc.(10)	First lien senior secured loan	S +	4.25%	01/2029	4,975	4,976	4,985	1.3%
Integro Parent Inc.(6)	First lien senior secured loan	S +	12.25% (PIK)	10/2024	3,718	3,718	3,718	0.9%
Integro Parent Inc.(6)(9)	First lien senior secured revolving loan	S +	12.25%% (PIK)	10/2024	749	750	749	0.2%
Hyperion Refinance S.à r.l (dba Howden Group)(10)	First lien senior secured loan	S +	4.00%	04/2030	24,800	24,069	24,861	6.3%
Truist Insurance Holdings, LLC(10)	First lien senior secured loan	S +	3.25%	03/2031	12,500	12,469	12,479	3.1%
						63,322	64,284	16.2%
Internet software and services
Barracuda Networks, Inc.(11)	First lien senior secured loan	S +	4.50%	08/2029	24,688	24,086	24,522	6.2%
Cloud Software Group, Inc.(6)(11)	First lien senior secured loan	S +	4.50%	03/2031	5,000	4,964	4,975	1.2%
Fortra, LLC (f/k/a Help/Systems Holdings, Inc.)(10)	First lien senior secured loan	S +	4.00%	11/2026	14,656	14,583	14,163	3.6%
Proofpoint, Inc.(10)	First lien senior secured loan	S +	3.25%	08/2028	9,974	9,919	9,974	2.5%
						53,552	53,634	13.5%
Manufacturing
Engineered Machinery Holdings, Inc. (dba Duravant)(11)	First lien senior secured loan	S +	3.75%	05/2028	34,213	34,101	34,069	8.4%
Gloves Buyer, Inc. (dba Protective Industrial Products)(6)(10)	First lien senior secured loan	S +	4.00%	12/2027	14,687	14,556	14,687	3.6%
Pro Mach Group, Inc.(10)	First lien senior secured loan	S +	3.75%	08/2028	24,506	24,507	24,581	6.2%
						73,164	73,337	18.2%
Professional services
Apex Group Treasury LLC(11)	First lien senior secured loan	S +	3.75%	07/2028	32,270	32,191	32,202	8.1%
Sovos Compliance, LLC(10)	First lien senior secured loan	S +	4.50%	08/2028	25,195	25,080	24,942	6.3%
Vistage International, Inc.(11)	First lien senior secured loan	S +	4.75%	07/2029	9,975	9,926	9,950	2.5%
						67,197	67,094	16.9%

Blue Owl Capital Corporation
Notes to Consolidated Financial Statements (Unaudited) - Continued

Blue Owl Capital Corporation Senior Loan Fund's Portfolio as of March 31, 2024 ($ in thousands) (Unaudited)
Company(1)(2)(4)(5)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(3)	Fair Value	Percentage of Members' Equity
Telecommunications
EOS U.S. Finco LLC(11)	First lien senior secured loan	S +	6.00%	10/2029	21,924	20,811	17,890	4.5%
EOS U.S. Finco LLC(7)(8)(11)	First lien senior secured delayed draw term loan	S +	6.00%	10/2029	71	13	(338)	(0.1)%
						20,824	17,552	4.4%

Total Debt Investments						$1,080,953	$1,067,211	267.8%
Total Investments						$1,080,953	$1,067,211	267.8%
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
(4)Unless otherwise indicated, all investments are considered Level 2 investments.
(5)Unless otherwise indicated, loan contains a variable rate structure and may be subject to an interest rate floor. Variable rate loans bear interest at a rate that may be determined by reference to either the Secured Overnight Financing Rate (“SOFR” or “S,” which can include one-, three- or six- month SOFR), or an alternate base rate (which can include the Federal Funds Effective Rate or the Prime Rate), at the borrower’s option, and which reset periodically based on the terms of the loan agreement.
(6)Level 3 investment.
(7)Position or portion thereof is an unfunded loan commitment.
(8)The negative cost is the result of the capitalized discount being greater than the principal amount outstanding on the loan. The negative fair value is the result of the capitalized discount on the loan.
(9)Investment is not pledged as collateral under OBDC SLF’s credit facilities.
(10)The interest rate on these loans is subject to 1 month SOFR, which as of March 31, 2024 was 5.33%.
(11)The interest rate on these loans is subject to 3 month SOFR, which as of March 31, 2024 was 5.30%.

Blue Owl Capital Corporation Senior Loan Fund's Portfolio as of December 31, 2023 ($ in thousands)
Company(1)(2)(4)(5)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(3)	Fair Value	Percentage of Members' Equity
Debt Investments
Aerospace and defense
Applied Composites Holdings, LLC (fka AC&A Enterprises Holdings, LLC)(9)(11)	First lien senior secured loan	S +	6.00% (0.75% PIK)	01/2025	34,097	34,015	27,426	7.0%
Applied Composites Holdings, LLC (fka AC&A Enterprises Holdings, LLC)(9)(11)	First lien senior secured revolving loan	S +	6.00% (0.75% PIK)	01/2025	3,030	3,028	2,437	0.6%
Bleriot US Bidco Inc.(6)(11)	First lien senior secured loan	S +	4.00%	10/2028	25,113	24,927	25,193	6.4%
Dynasty Acquisition Co., Inc. (dba StandardAero Limited)(6)(10)	First lien senior secured loan	S +	4.00%	04/2026	19,900	19,713	19,940	5.1%
					82,140	81,683	74,996	19.1%
Automotive
Holley Inc.(6)(10)	First lien senior secured loan	S +	3.75%	11/2028	22,550	22,431	21,686	5.5%
Mavis Tire Express Services Topco Corp.(6)(10)	First lien senior secured loan	S +	4.00%	05/2028	2,895	2,879	2,896	0.7%
PAI Holdco, Inc.(11)	First lien senior secured loan	S +	3.75%	10/2027	13,706	13,357	12,746	3.3%
					39,151	38,667	37,328	9.5%

Blue Owl Capital Corporation
Notes to Consolidated Financial Statements (Unaudited) - Continued

Blue Owl Capital Corporation Senior Loan Fund's Portfolio as of December 31, 2023 ($ in thousands)
Company(1)(2)(4)(5)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(3)	Fair Value	Percentage of Members' Equity
Buildings and Real estate
CoreLogic Inc.(6)(10)	First lien senior secured loan	S +	3.50%	06/2028	7,270	6,855	7,056	1.8%
Wrench Group LLC(6)(11)	First lien senior secured loan	S +	4.00%	04/2026	31,677	31,598	31,706	8.1%
					38,947	38,453	38,762	9.9%
Business Services
Capstone Acquisition Holdings, Inc.(10)	First lien senior secured loan	S +	4.75%	11/2027	14,223	14,131	14,187	3.6%
Capstone Acquisition Holdings, Inc.(9)(10)	First lien senior secured delayed draw term loan	S +	4.75%	11/2027	908	903	906	0.2%
CoolSys, Inc.(6)(11)	First lien senior secured loan	S +	4.75%	08/2028	27,162	26,263	25,275	6.5%
ConnectWise, LLC(6)(11)	First lien senior secured loan	S +	3.50%	09/2028	16,660	16,600	16,603	4.2%
LABL, Inc.(6)(10)	First lien senior secured loan	S +	5.00%	10/2028	4,771	4,719	4,566	1.2%
Packers Holdings, LLC(6)(10)	First lien senior secured loan	S +	3.25%	03/2028	10,269	10,062	6,423	1.6%
					73,993	72,678	67,960	17.3%
Chemicals
Advancion Holdings, LLC (fka Aruba Investments Holdings, LLC)(6)(10)	First lien senior secured loan	S +	4.00%	11/2027	17,693	17,353	17,417	4.4%
Cyanco Intermediate 2 Corp.(6)(10)	First lien senior secured loan	S +	4.75%	07/2028	4,988	4,846	4,968	1.3%
Derby Buyer LLC(10)	First lien senior secured loan	S +	4.25%	11/2030	10,000	9,707	10,000	2.6%
					32,681	31,906	32,385	8.3%
Consumer Products
Olaplex, Inc.(6)(10)	First lien senior secured loan	S +	3.50%	02/2029	24,936	24,140	23,003	5.9%
					24,936	24,140	23,003	5.9%
Containers and Packaging
BW Holding, Inc.(11)	First lien senior secured loan	S +	4.00%	12/2028	20,934	19,969	19,469	5.0%
Five Star Lower Holding LLC(6)(11)	First lien senior secured loan	S +	4.25%	05/2029	25,561	25,265	25,076	6.4%
Ring Container Technologies Group, LLC(6)(10)	First lien senior secured loan	S +	3.50%	08/2028	24,500	24,457	24,537	6.3%
Valcour Packaging, LLC(6)(10)	First lien senior secured loan	S +	3.75%	10/2028	2,154	2,149	1,682	0.4%
					73,149	71,840	70,764	18.1%
Distribution
BCPE Empire Holdings, Inc. (dba Imperial-Dade)(6)(10)	First lien senior secured loan	S +	4.75%	12/2028	24,626	23,772	24,671	6.3%
Dealer Tire Financial, LLC(6)(10)	First lien senior secured loan	S +	4.50%	12/2027	30,648	30,015	30,706	7.8%
SRS Distribution, Inc.(6)(10)	First lien senior secured loan	S +	3.50%	06/2028	9,775	9,725	9,779	2.5%
					65,049	63,512	65,156	16.6%
Education
Spring Education Group, Inc. (fka SSH Group Holdings, Inc.)(6)(11)	First lien senior secured loan	S +	4.50%	10/2030	20,000	19,757	20,046	5.1%
Sophia, L.P.(6)(10)	First lien senior secured loan	S +	4.25%	10/2027	19,700	19,556	19,655	5.0%
					39,700	39,313	39,701	10.1%
Financial Services
Saphilux S.a.r.L (dba IQ EQ)(6)(12)	First lien senior secured loan	S +	4.75%	07/2028	15,000	14,792	15,009	3.8%
					15,000	14,792	15,009	3.8%

Blue Owl Capital Corporation
Notes to Consolidated Financial Statements (Unaudited) - Continued

Blue Owl Capital Corporation Senior Loan Fund's Portfolio as of December 31, 2023 ($ in thousands)
Company(1)(2)(4)(5)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(3)	Fair Value	Percentage of Members' Equity
Food and beverage
Balrog Acquisition, Inc. (dba Bakemark)(6)(10)	First lien senior secured loan	S +	4.00%	09/2028	24,500	24,316	24,079	6.1%
Dessert Holdings(10)	First lien senior secured loan	S +	4.00%	06/2028	25,458	25,326	22,912	5.8%
Naked Juice LLC (dba Tropicana)(6)(11)	First lien senior secured loan	S +	3.25%	01/2029	1,970	1,966	1,901	0.5%
Sovos Brands Intermediate, Inc.(6)(11)	First lien senior secured loan	S +	3.50%	06/2028	20,724	20,689	20,782	5.3%
					72,652	72,297	69,674	17.7%
Healthcare equipment and services
Cadence, Inc.(11)	First lien senior secured loan	S +	4.75%	05/2026	28,364	28,131	27,513	7.0%
Cadence, Inc.(7)(9)(11)	First lien senior secured revolving loan	S +	4.75%	05/2026	4,095	4,087	3,875	1.0%
Confluent Medical Technologies, Inc.(11)	First lien senior secured loan	S +	3.75%	02/2029	4,913	4,893	4,887	1.2%
Medline Borrower, LP(6)(10)	First lien senior secured loan	S +	3.00%	10/2028	24,563	24,476	24,663	6.3%
Packaging Coordinators Midco, Inc.(6)(11)	First lien senior secured loan	S +	3.50%	11/2027	4,887	4,878	4,884	1.2%
Resonetics, LLC(11)	First lien senior secured loan	S +	6.00%	04/2028	25,000	24,282	25,000	6.4%
					91,822	90,747	90,822	23.1%
Healthcare providers and services
Confluent Health, LLC(10)	First lien senior secured loan	S +	4.00%	11/2028	24,586	24,495	24,095	6.2%
Covetrus, Inc.(6)(11)	First lien senior secured loan	S +	5.00%	10/2029	14,888	14,113	14,718	3.8%
HAH Group Holding Company LLC (dba Help at Home)(10)	First lien senior secured loan	S +	5.00%	10/2027	8,941	8,709	8,852	2.3%
Phoenix Newco, Inc. (dba Parexel)(6)(10)	First lien senior secured loan	S +	3.25%	11/2028	27,019	26,919	27,162	6.9%
Physician Partners, LLC(6)(11)	First lien senior secured loan	S +	4.00%	12/2028	9,825	9,749	9,260	2.4%
					85,259	83,985	84,087	21.6%
Healthcare technology
Athenahealth Group Inc.(6)(10)	First lien senior secured loan	S +	3.25%	02/2029	17,562	17,497	17,466	4.5%
Bracket Intermediate Holding Corp.(6)(11)	First lien senior secured loan	S +	5.00%	05/2028	19,900	19,366	19,870	5.1%
Imprivata, Inc.(6)(10)	First lien senior secured loan	S +	4.25%	12/2027	19,700	19,111	19,757	5.0%
PointClickCare Technologies, Inc.(11)	First lien senior secured loan	S +	4.00%	12/2027	4,850	4,797	4,850	1.2%
					62,012	60,771	61,943	15.8%
Infrastructure and environmental services
CHA Holding, Inc.(10)	First lien senior secured loan	S +	4.94%	04/2025	39,851	39,759	39,851	10.2%
					39,851	39,759	39,851	10.2%
Insurance
Acrisure, LLC(6)(11)	First lien senior secured loan	S +	4.50%	11/2030	9,925	9,827	9,933	2.5%
Asurion, LLC(6)(10)	First lien senior secured loan	S +	4.25%	08/2028	7,871	7,539	7,833	2.0%
Broadstreet Partners, Inc.(6)(10)	First lien senior secured loan	S +	3.75%	01/2029	4,988	4,988	4,995	1.3%
Integro Parent Inc.(9)(11)	First lien senior secured loan	S +	12.25% (PIK)	10/2024	3,561	3,561	3,561	0.9%
Integro Parent Inc.(7)(9)(11)	First lien senior secured revolving loan	S +	4.50% (12.25% PIK)	10/2024	718	717	719	0.2%

Blue Owl Capital Corporation
Notes to Consolidated Financial Statements (Unaudited) - Continued

Blue Owl Capital Corporation Senior Loan Fund's Portfolio as of December 31, 2023 ($ in thousands)
Company(1)(2)(4)(5)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(3)	Fair Value	Percentage of Members' Equity
Hyperion Refinance S.à r.l (dba Howden Group)(6)(10)	First lien senior secured loan	S +	5.25%	04/2030	19,850	19,121	19,870	5.1%
					46,913	45,753	46,911	12.0%
Internet software and services
Barracuda Networks, Inc.(6)(11)	First lien senior secured loan	S +	4.50%	08/2029	24,750	24,124	24,102	6.2%
DCert Buyer, Inc.(6)(10)	First lien senior secured loan	S +	4.00%	10/2026	11,818	11,777	11,695	3.0%
Fortra, LLC (f/k/a Help/Systems Holdings, Inc.)(6)(11)	First lien senior secured loan	S +	4.00%	11/2026	14,695	14,621	13,892	3.5%
					51,263	50,522	49,689	12.7%
Manufacturing
Engineered Machinery Holdings, Inc. (dba Duravant)(6)(11)	First lien senior secured loan	S +	3.50%	05/2028	34,299	34,181	34,012	8.7%
Gloves Buyer, Inc. (dba Protective Industrial Products)(10)	First lien senior secured loan	S +	4.00%	12/2027	14,725	14,587	14,651	3.7%
Pro Mach Group, Inc.(6)(10)	First lien senior secured loan	S +	4.00%	08/2028	24,507	24,418	24,534	6.3%
					73,531	73,186	73,197	18.7%
Professional Services
Apex Group Treasury LLC(11)	First lien senior secured loan	S +	3.75%	07/2028	32,354	32,269	32,192	8.2%
Sovos Compliance, LLC(6)(10)	First lien senior secured loan	S +	4.50%	08/2028	25,261	25,139	24,915	6.4%
					57,615	57,408	57,107	14.6%
Telecommunications
EOS U.S. Finco LLC(11)	First lien senior secured loan	S +	5.75%	10/2029	22,065	20,909	20,190	5.2%
EOS U.S. Finco LLC(7)(8)(11)	First lien senior secured delayed draw term loan	S +	6.00%	10/2029	71	11	(84)	—%
Park Place Technologies, LLC(6)(10)	First lien senior secured loan	S +	5.00%	11/2027	14,735	14,370	14,635	3.7%
					36,871	35,290	34,741	8.9%
Transportation
Safe Fleet Holdings LLC(10)	First lien senior secured loan	S +	5.00%	02/2029	14,775	14,408	14,812	3.8%
					14,775	14,408	14,812	3.8%

Total Debt Investments					$1,117,310	$1,101,110	$1,087,898	277.7%
Total Investments					$1,117,310	$1,101,110	$1,087,898	277.7%
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
(5)Unless otherwise indicated, loan contains a variable rate structure and may be subject to an interest rate floor. Variable rate loans bear interest at a rate that may be determined by reference to either the Secured Overnight Financing Rate (“SOFR” or “S,” which can include one-, three- or six- month SOFR), or an alternate base rate (which can include the Federal Funds Effective Rate or the Prime Rate), at the borrower’s option, and which reset periodically based on the terms of the loan agreement.
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

Blue Owl Capital Corporation
Notes to Consolidated Financial Statements (Unaudited) - Continued

The table below presents selected balance sheet information for OBDC SLF as of the following periods:

($ in thousands)	March 31, 2024 (Unaudited)	December 31, 2023
Assets
Investments at fair value (amortized cost of $1,080,953 and $1,101,110, respectively)	$1,067,211	$1,087,898
Cash	90,542	37,617
Interest receivable	7,878	7,734
Prepaid expenses and other assets	3,463	6,993
Total Assets	$1,169,094	$1,140,242
Liabilities
Debt (net of unamortized debt issuance costs of $4,616 and $4,930, respectively)	$709,531	$721,953
Distributions payable	17,252	14,832
Payable for investments purchased	32,408	—
Accrued expenses and other liabilities	11,407	11,702
Total Liabilities	$770,598	$748,487
Members' Equity
Members' Equity	398,496	391,755
Members' Equity	398,496	391,755
Total Liabilities and Members' Equity	$1,169,094	$1,140,242

The table below presents selected statement of operations information for OBDC SLF for the following periods:

	For the Three Months Ended March 31,
($ in thousands)	2024 (Unaudited)	2023 (Unaudited)
Investment Income
Interest income	$31,808	$23,641
Other income	99	64
Total Investment Income	31,907	23,705
Expenses
Interest expense	13,927	11,319
Professional fees	212	242
Total Expenses	14,139	11,561
Net Investment Income Before Taxes	17,768	12,144
Tax expense (benefit)	174	709
Net Investment Income After Taxes	$17,594	$11,435
Net Realized and Change in Unrealized Gain (Loss) on Investments
Net change in unrealized gain (loss) on investments	(530)	8,676
Net realized gain on investments	(572)	23
Total Net Realized and Change in Unrealized Gain (Loss) on Investments	(1,102)	8,699
Net Increase in Members' Equity Resulting from Operations	$16,492	$20,134

Note 5. Debt
In accordance with the 1940 Act, with certain limitations, the Company is allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 150%. As of March 31, 2024 and December 31, 2023, the Company’s asset coverage was 185% and 183%, respectively.

Blue Owl Capital Corporation
Notes to Consolidated Financial Statements (Unaudited) - Continued
The below tables present the debt obligations for the following periods:

	March 31, 2024
($ in thousands)	Aggregate Principal Committed	Outstanding Principal	Amount Available(1)	Net Carrying Value(2)
Revolving Credit Facility(3)(5)	$1,895,000	$417,455	$1,416,246	$400,294
SPV Asset Facility II	300,000	20,000	280,000	15,849
CLO I	390,000	390,000	—	386,080
CLO II	260,000	260,000	—	257,505
CLO III	260,000	260,000	—	258,385
CLO IV	292,500	292,500	—	288,311
CLO V	509,625	509,625	—	507,049
CLO VII	239,150	239,150	—	237,359
CLO X	260,000	260,000	—	258,174
2025 Notes	425,000	425,000	—	423,296
July 2025 Notes	500,000	500,000	—	497,570
2026 Notes	500,000	500,000	—	495,876
July 2026 Notes	1,000,000	1,000,000	—	988,774
2027 Notes(4)	500,000	500,000	—	450,546
2028 Notes	850,000	850,000	—	839,002
2029 Notes(4)	600,000	600,000	—	581,605
Total Debt	$8,781,275	$7,023,730	$1,696,246	$6,885,675
______________
(1)The amount available reflects any collateral related limitations at the Company level related to each credit facility’s borrowing base.
(2)The carrying value of the Company’s Revolving Credit Facility, SPV Asset Facility II, CLO I, CLO II, CLO III, CLO IV, CLO V, CLO VII, CLO X, 2025 Notes, July 2025 Notes, 2026 Notes, July 2026 Notes, 2027 Notes, 2028 Notes and 2029 Notes are presented net of deferred financing costs of $17.2 million, $4.2 million, $3.9 million, $2.5 million, $1.6 million, $4.2 million, $2.6 million, $1.8 million, $1.8 million, $1.7 million, $2.4 million, $4.1 million, $11.2 million, $5.8 million, $11.0 million and $14.0 million, respectively.
(3)Includes the unrealized translation gain (loss) on borrowings denominated in foreign currencies.
(4)Net carrying value is inclusive of change in fair market value of effective hedge.
(5)The amount available is reduced by $61.3 million of outstanding letters of credit.

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
(4)Net carrying value is inclusive of change in fair market value of effective hedge.
(5)The amount available is reduced by $59.1 million of outstanding letters of credit.
The table below presents the components of interest expense for the following periods:

	For the Three Months Ended March 31,
($ in thousands)	2024	2023
Interest expense	$109,592	$98,328
Amortization of debt issuance costs	9,106	6,863
Net change in unrealized gain (loss) on effective interest rate swaps and hedged items(1)	431	(1,236)
Total Interest Expense	$119,129	$103,955
Average interest rate	5.8%	5.2%
Average daily borrowings	$7,474,071	$7,497,607
______________
(1)Refer to the 2024 Notes, 2027 Notes and 2029 Notes for details on each facility’s interest rate swap.

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
SPV Asset Facilities
SPV Asset Facility II
On May 22, 2018, ORCC Financing II LLC (“ORCC Financing II”), a Delaware limited liability company and subsidiary of the Company, entered into a Credit Agreement (as amended, the “SPV Asset Facility II”), with ORCC Financing II, as Borrower, the lenders from time to time parties thereto (the “SPV Asset Facility II Lenders”), Natixis, New York Branch, as Administrative Agent, State Street Bank and Trust Company, as Collateral Agent, Collateral Administrator and Custodian, and Cortland Capital Market Services LLC as Document Custodian. The parties to the SPV Asset Facility II have entered into various amendments, including to admit new lenders, increase or decrease the maximum principal amount available under the facility, extend the availability period and maturity date, change the interest rate and make various other changes. The following describes the terms of SPV Asset Facility II amended through January 17, 2024 (the “SPV Asset Facility II Ninth Amendment Date”).
From time to time, the Company sells and contributes certain investments to ORCC Financing II pursuant to a sale and contribution agreement by and between the Company and ORCC Financing II. No gain or loss will be recognized as a result of the contribution. Proceeds from the SPV Asset Facility II will be used to finance the origination and acquisition of eligible assets by ORCC Financing II, including the purchase of such assets from the Company. The Company retains a residual interest in assets contributed to or acquired by ORCC Financing II through the Company’s ownership of ORCC Financing II. The maximum principal amount of the SPV Asset Facility II as of the SPV Asset Facility II Ninth Amendment Date is $300.0 million (which consists of $300.0 million of revolving commitments). The availability of this amount is subject to an overcollateralization ratio test, which is based on the value of ORCC Financing II’s assets from time to time, and satisfaction of certain conditions, including an interest coverage ratio test, certain concentration limits and collateral quality tests.
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
In the CLO I Transaction the CLO I Issuers (A) issued the following notes pursuant to an indenture and security agreement dated as of the CLO I Closing Date (as supplemented by the supplemental indenture dated as of the CLO I Indenture Supplement Date by and among the CLO I Issuer, the CLO I Co-Issuer and State Street Bank and Trust Company, the “CLO I Indenture”), by and among the CLO I Issuers and State Street Bank and Trust Company: (i) $242.0 million of AAA(sf) Class A Notes, which bear interest at term SOFR (plus a spread adjustment) plus 1.80%, (ii) $30.0 million of AAA(sf) Class A-F Notes, which bear interest at a fixed rate of 4.165%, and (iii) $68.0 million of AA(sf) Class B Notes, which bear interest at term SOFR (plus a spread adjustment) plus 2.70% (together, the “CLO I Notes”) and (B) borrowed $50.0 million under floating rate loans (the “Class A Loans” and together with the CLO I Notes, the “CLO I Debt”), which bear interest at term SOFR (plus a spread adjustment) plus 1.80%, under a credit agreement (the “CLO I Credit Agreement”), dated as of the CLO I Closing Date, by and among the CLO I Issuers, as borrowers, various financial institutions, as lenders, and State Street Bank and Trust Company, as collateral trustee and loan agent. The Class A Loans may be exchanged by the lenders for Class A Notes at any time, subject to certain conditions under the CLO I Credit Agreement and the CLO I Indenture. The CLO I Debt is scheduled to mature on the Payment Date (as defined in the CLO I Indenture) in May, 2031. The CLO I Notes were privately placed by Natixis Securities Americas, LLC and SG Americas Securities, LLC.
The CLO I Secured Notes were redeemed in the CLO I Refinancing, described below.
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
CLO I Refinancing
On January 4, 2024 (the “CLO I Refinancing Date”), the Company completed a $390.0 million term debt securitization refinancing (the “CLO I Refinancing”), also known as a collateralized loan obligation refinancing, which is a form of secured financing incurred by the Company. The secured notes issued in the CLO I Refinancing and the secured loan borrowed in the CLO I Refinancing were issued and incurred, as applicable, by the Company’s consolidated subsidiary Owl Rock CLO I, LLC, a limited liability company organized under the laws of the State of Delaware (the “CLO I Refinancing Issuer”) and are backed by a portfolio of collateral obligations consisting of middle market loans and participation interests in middle market loans as well as by other assets of the CLO I Refinancing Issuer.
The CLO I Refinancing was executed by (A) the issuance of the following classes of notes pursuant to an indenture and security agreement dated as of May 28, 2019 (the “Original CLO I Closing Date”) by and among Owl Rock CLO I, Ltd., as issuer (the “Original CLO I Issuer”), the CLO I Refinancing Issuer, as co-issuer and State Street Bank and Trust Company, as supplemented by the first supplemental indenture dated as of June 28, 2023 and as further supplemented by the second supplemental indenture dated as of the CLO I Refinancing Date (the “CLO I Refinancing Indenture”), by and between the CLO I Refinancing Issuer and State Street Bank and Trust Company: (i) $221.4 million of AAA(sf) Class A-NR Notes, which bear interest at the Benchmark, as defined in the CLO I Refinancing Indenture, plus 2.40%, (ii) $25.0 million of AAA(sf) Class A-FR Notes, which bear interest at 6.35%, (iii) $41.6 million of AA(sf) Class B-R Notes, which bear interest at the Benchmark plus 3.25% and (iv) $52.0 million of A(sf) Class C Notes, which bear interest at the Benchmark plus 4.25% (together, the “CLO I Refinancing Secured Notes”) and (B) the borrowing by the CLO I Refinancing Issuer of $50.0 million under floating rate Class A-LR loans (the “CLO I Refinancing Class A-LR Loans” and together with the CLO I Refinancing Secured Notes, the “CLO I Refinancing Secured Debt”). The CLO I Refinancing Class A-LR Loans bear interest at the Benchmark plus 2.40%. The CLO I Class A-LR Loans were borrowed under a credit agreement (the “CLO I Class A-LR Credit Agreement”), dated as of the CLO I Refinancing Date, by and among the CLO I Refinancing Issuer, as borrower, various financial institutions and other persons, as lenders, and State Street Bank and Trust Company, as collateral trustee and loan agent. The CLO I Refinancing Secured Debt is secured by middle market loans, participation interests in middle market loans and other assets of the CLO I Refinancing Issuer. The CLO I Refinancing Secured Debt is scheduled to mature on February 20, 2036. The CLO I Refinancing Secured Notes were privately placed by Natixis Securities Americas LLC. The proceeds from the CLO I Refinancing were used to redeem in full the classes of debt issued on the Original CLO I Closing Date, to redeem a portion of the preferred shares of the CLO I Refinancing Issuer as described below and to pay expenses incurred in connection with the CLO I Refinancing. On the CLO I Refinancing Date, the Original CLO I Issuer was merged with and into the CLO I Refinancing Issuer, with the CLO I Refinancing Issuer surviving the merger. The CLO I Refinancing Issuer assumed by all operation of law all of the rights and obligations of the Original CLO I Issuer, including the subordinated securities issued by the Original CLO I Issuer on the Original CLO I Closing Date.
Concurrently with the issuance of the CLO I Refinancing Secured Notes and the borrowing under the CLO I Refinancing Class A-LR Loans, the CLO I Refinancing Issuer redeemed $85.3 million of subordinated securities, for a total of $120.8 million of outstanding subordinated securities in the form of 120,800 preferred shares ($1,000 per preferred share) (the “CLO I Refinancing Preferred Shares”) held by the Company. The CLO I Refinancing Preferred Shares were issued by the CLO I Refinancing Issuer as part of its issued share capital and are not secured by the collateral securing the CLO I Refinancing Secured Debt. The Company acts as retention holder in connection with the CLO I Refinancing for the purposes of satisfying certain U.S., European Union and United Kingdom regulations requiring sponsors of securitization transactions to retain exposure to the performance of the securitized assets and as such is required to retain a portion of the CLO I Refinancing Preferred Shares.
On the Original CLO I Closing Date, the Original CLO I Issuer entered into a loan sale agreement with Company, which provided for the sale and contribution of approximately $247.0 million par amount of middle market loans from the Company to the Original CLO I Issuer on the Original CLO I Closing Date and for future sales from the Company to the Original CLO I Issuer on an ongoing basis. As part of the CLO I Refinancing, the CLO I Refinancing Issuer, as the successor to the Original CLO I Issuer, and the Company entered into an amended and restated loan sale agreement with the Company dated as of the CLO I Refinancing Date (the “OBDC CLO I Refinancing Loan Sale Agreement”), pursuant to which the CLO I Refinancing Issuer assumed all ongoing obligations of the Original CLO I Issuer under the original agreement and the Company sold approximately $106.0 million par amount middle market loans to the CLO I Refinancing Issuer on the CLO I Refinancing Date and provides for future sales from the Company to the CLO I Refinancing Issuer on an ongoing basis. Such loans constituted part of the portfolio of assets securing the CLO I Refinancing Secured Debt. A portion of the portfolio assets securing the CLO I Refinancing Secured Debt consists of middle market loans

Blue Owl Capital Corporation
Notes to Consolidated Financial Statements (Unaudited) - Continued
purchased by the Original CLO I Issuer from ORCC Financing II LLC, a wholly-owned subsidiary of the Company, under an additional loan sale agreement executed on the Original CLO I Closing Date between the Original CLO I Issuer and ORCC Financing II LLC and which the CLO I Refinancing Issuer and ORCC Financing II LLC amended and restated on the CLO I Refinancing Date (the “ORCC Financing II CLO I Loan Sale Agreement”) in connection with the refinancing. No gain or loss was recognized as a result of these sales and contributions. The Company and ORCC Financing II LLC each made customary representations, warranties, and covenants to the CLO I Refinancing Issuer under the applicable loan sale agreement.
Through February 20, 2028, a portion of the proceeds received by the CLO I Refinancing Issuer from the loans securing the CLO I Refinancing Secured Notes may be used by the CLO I Refinancing Issuer to purchase additional middle market loans under the direction of the Adviser, in its capacity as collateral manager for the CLO I Refinancing Issuer and in accordance with the Company’s investing strategy and ability to originate eligible middle market loans.
The CLO I Refinancing Secured Debt is the secured obligation of the CLO I Refinancing Issuer, and the CLO I Refinancing Indenture and CLO I Refinancing Class A-LR Credit Agreement each includes customary covenants and events of default. The CLO I Refinancing Secured Notes have not been registered under the Securities Act, or any state securities (e.g., “blue sky”) laws, and may not be offered or sold in the United States absent registration with the Securities and Exchange Commission or pursuant to an applicable exemption from such registration.
The Adviser serves as collateral manager for the CLO I Refinancing Issuer under an amended and restated collateral management agreement dated as of the CLO I Refinancing Date (the “CLO I Refinancing Collateral Management Agreement”). The Adviser is entitled to receive fees for providing these services. The Adviser has waived its right to receive such fees but may rescind such waiver at any time; provided, however, that if the Adviser rescinds such waiver, the management fee payable to the Adviser pursuant to the Amended and Restated Investment Advisory Agreement, dated March 31, 2022, between the Adviser and the Company will be offset by the amount of the collateral management fee attributable to the CLO I Refinancing Issuer’s equity or notes owned by the company.
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
The CLO II Refinancing was executed by the issuance of the following classes of notes pursuant to an indenture and security agreement dated as of December 12, 2019 (such date, the “CLO II Closing Date,” and such agreement, the “CLO II Indenture”), as supplemented by the first supplemental indenture dated as of the CLO II Refinancing Date and as further supplemented by the second supplemental indenture dated as of the CLO II Refinancing Indenture Supplement Date) by and among the CLO II Issuer, the CLO II Co-Issuer and State Street Bank And Trust Company, the “CLO II Refinancing Indenture”), by and among the CLO II Issuers and State Street Bank and Trust Company: (i) $204.0 million of AAA(sf) Class A-LR Notes, which bear interest at term SOFR (plus a spread adjustment) plus 1.55%, (ii) $20.0 million of AAA(sf) Class A-FR Notes, which bear interest at a fixed rate of 2.48% and (iii) $36.0 million of AA(sf) Class B-R Notes, which bear interest at term SOFR (plus a spread adjustment) plus 1.90% (together, the “CLO II Refinancing Debt”). The CLO II Refinancing Debt is secured by the middle market loans, participation interests in middle market loans and other assets of the CLO II Issuer. The CLO II Refinancing Debt is scheduled to mature on the Payment Date (as defined in the CLO II Refinancing Indenture) in April, 2033. The CLO II Refinancing Debt was privately placed by Deutsche Bank Securities Inc. The proceeds from the CLO II Refinancing were used to redeem in full the classes of notes issued on the CLO II Closing Date.
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

Blue Owl Capital Corporation
Notes to Consolidated Financial Statements (Unaudited) - Continued
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
The CLO III Transaction was executed by the issuance of the following classes of notes and preferred shares pursuant to an indenture and security agreement dated as of the CLO III Closing Date (as supplemented by the supplemental indenture dated as of the CLO III Indenture Supplement Date by and among the CLO III Issuer, the CLO III Co-Issuer and State Street Bank And Trust Company, the “CLO III Indenture”), by and among the CLO III Issuers and State Street Bank and Trust Company: (i) $166.0 million of AAA(sf) Class A-1L Notes, which bear interest at term SOFR (plus a spread adjustment) plus 1.80%, (ii) $40.0 million of AAA(sf) Class A-1F Notes, which bear interest at a fixed rate of 2.75%, (iii) $20.0 million of AAA(sf) Class A-2 Notes, which bear interest at term SOFR (plus a spread adjustment) plus 2.00%, and (iv) $34.0 million of AA(sf) Class B Notes, which bear interest at term SOFR (plus a spread adjustment) plus 2.45% (together, the “CLO III Debt”). The CLO III Debt is scheduled to mature on the Payment Date (as defined in the CLO III Indenture) in April, 2032. The CLO III Debt was privately placed by SG Americas Securities, LLC.
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
The CLO IV Refinancing was executed by the issuance of the following classes of notes pursuant to an indenture and security agreement dated as of May 28, 2020 (such date, the CLO IV Closing Date, and such agreement, the “CLO IV Indenture”), as supplemented by the first supplemental indenture dated as of the CLO IV Refinancing Date and as further supplemented by the second supplemental indenture dated as of the CLO IV Refinancing Indenture Supplement Date) by and among the CLO IV Issuer, the CLO IV Co-Issuer and State Street Bank And Trust Company, the “CLO IV Refinancing Indenture”), by and among the CLO IV Issuers and State Street Bank and Trust Company: (i) $252.0 million of AAA(sf) Class A-1-R Notes, which bear interest at term SOFR (plus a spread adjustment) plus 1.60% and (ii) $40.5 million of AA(sf) Class A-2-R Notes, which bear interest at term SOFR (plus a spread adjustment) plus 1.90% (together, the “CLO IV Refinancing Secured Notes”). The CLO IV Refinancing Secured Notes are secured by the middle market loans, participation interests in middle market loans and other assets of the Issuer. The CLO IV Refinancing Secured Notes are scheduled to mature on the Payment Date (as defined in the CLO IV Refinancing Indenture) in August, 2033. The CLO IV Refinancing Secured Notes were privately placed by Natixis Securities Americas LLC. The proceeds from the CLO IV Refinancing were used to redeem in full the classes of notes issued on the CLO IV Closing Date, to redeem a portion of the preferred shares of the CLO IV Issuer as described below and to pay expenses incurred in connection with the CLO IV Refinancing.
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
The CLO V Transaction was executed by the issuance of the following classes of notes and preferred shares pursuant to an indenture and security agreement dated as of the CLO V Closing Date (the “CLO V Indenture”), by and among the CLO V Issuers and State Street Bank and Trust Company: (i) $182.0 million of AAA(sf)/AAAsf Class A-1 Notes, which bear interest at three-month LIBOR plus 1.85% and (ii) $14.0 million of AAA(sf) Class A-2 Notes, which bear interest at three-month LIBOR plus 2.20% (together, the “CLO V Secured Notes”). The CLO V Secured Notes are secured by the middle market loans, participation interests in middle market loans and other assets of the CLO V Issuer. The CLO V Secured Notes are scheduled to mature on the Payment Date (as defined the CLO V Indenture) in November, 2029. The CLO V Secured Notes were privately placed by Natixis Securities Americas LLC.
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
The CLO V Refinancing was executed by the issuance of the following classes of notes pursuant to the CLO V Indenture as supplemented by the supplemental indenture dated as of the CLO V Refinancing Date (the “CLO V Refinancing Indenture”), by and among the CLO V Refinancing Issuer and State Street Bank and Trust Company: (i) $354.4 million of AAA(sf) Class A-1R Notes, which bear interest at the Benchmark, as defined in the CLO V Refinancing Indenture, plus 1.78%, (ii) $30.4 million of AAA(sf) Class A-2R Notes, which bear interest at the Benchmark plus 1.95%, (iii) $49.0 million of AA(sf) Class B-1 Notes, which bear interest at the Benchmark plus 2.20%, (iv) $5.0 million of AA(sf) Class B-2 Notes, which bear interest at 4.25%, (v) $31.5 million of A(sf) Class C-1 Notes, which bear interest at the Benchmark plus 3.15% and (vi) $39.4 million of A(sf) Class C-2 Notes, which bear interest at 5.10% (together, the “CLO V Refinancing Secured Notes”). The CLO V Refinancing Secured Notes are secured by the middle market loans, participation interests in middle market loans and other assets of the Issuer. The CLO V Refinancing Secured Notes are scheduled to mature on the Payment Date (as defined in the CLO V Refinancing Indenture) in April, 2034. The CLO V Refinancing Secured Notes were privately placed by Natixis Securities Americas LLC. The proceeds from the CLO V Refinancing

Blue Owl Capital Corporation
Notes to Consolidated Financial Statements (Unaudited) - Continued
were used to redeem in full the classes of notes issued on the CLO V Closing Date and to pay expenses incurred in connection with the CLO V Refinancing.
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
On the CLO V Closing Date, the CLO V Issuer entered into a loan sale agreement with Company, which provided for the sale and contribution of approximately $201.8 million par amount of middle market loans from the Company to the CLO V Issuer on the CLO V Closing Date and for future sales from the Company to the CLO V Issuer on an ongoing basis. As part of the CLO V Refinancing, the CLO V Refinancing Issuer, as the successor to the CLO V Issuer, and the Company entered into an amended and restated loan sale agreement with the Company dated as of the CLO V Refinancing Date, pursuant to which the CLO V Refinancing Issuer assumed all ongoing obligations of the CLO V Issuer under the original agreement and the Company sold and contributed approximately $275.7 million par amount middle market loans to the CLO V Refinancing Issuer on the CLO V Refinancing Date and provides for future sales from the Company to the CLO V Refinancing Issuer on an ongoing basis. Such loans constituted part of the portfolio of assets securing the CLO V Refinancing Secured Notes. A portion of the portfolio assets securing the CLO V Refinancing Secured Notes consists of middle market loans purchased by the CLO V Issuer from ORCC Financing II LLC, a wholly-owned subsidiary of the Company, under an additional loan sale agreement executed on the CLO V Closing Date between the CLO V Issuer and ORCC Financing II LLC and which the CLO V Refinancing Issuer and ORCC Financing II LLC amended and restated on the CLO V Refinancing Date in connection with the refinancing. No gain or loss was recognized as a result of these sales and contributions. The Company and ORCC Financing II LLC each made customary representations, warranties, and covenants to the CLO V Refinancing Issuer under the applicable loan sale agreement.
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
The CLO VI Transaction was executed by the issuance of the following classes of notes and preferred shares pursuant to an indenture and security agreement dated as of the CLO VI Closing Date (as supplemented by the supplemental indenture dated as of the CLO VI Indenture Supplement Date by and among the CLO VI Issuer, the CLO VI Co-Issuer and State Street Bank And Trust Company, the “CLO VI Indenture”), by and among the CLO VI Issuers and State Street Bank and Trust Company: (i) $224.0 million of AAA(sf) Class A Notes, which bear interest at term SOFR (plus a spread adjustment) plus 1.45%, (ii) $26.0 million of AA(sf) Class B-1 Notes, which bear interest at term SOFR (plus a spread adjustment) plus 1.75% and (iii) $10.0 million of AA(sf) Class B-F Notes, which bear interest at a fixed rate of 2.83% (together, the “CLO VI Secured Notes”). The CLO VI Secured Notes were secured by the middle market loans, participation interests in middle market loans and other assets of the CLO VI Issuer. The CLO VI Secured

Blue Owl Capital Corporation
Notes to Consolidated Financial Statements (Unaudited) - Continued
Notes were scheduled to mature on the Payment Date (as defined in the CLO VI Indenture) in June, 2032. The CLO VI Secured Notes were privately placed by SG Americas Securities, LLC.
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
As part of the CLO VI Transaction, the Company entered into a loan sale agreement with the CLO VI Issuer dated as of the CLO VI Closing Date, which provided for the sale and contribution of approximately $205.6 million par amount of middle market loans from the Company to the CLO VI Issuer on the CLO VI Closing Date and for future sales from the Company to the CLO VI Issuer on an ongoing basis. Such loans constitute part of the initial portfolio of assets securing the CLO VI Secured Notes. The remainder of the initial portfolio assets securing the CLO VI Secured Notes consisted of approximately $164.7 million par amount of middle market loans purchased by the CLO VI Issuer from ORCC Financing IV LLC, a wholly-owned subsidiary of the Company, under an additional loan sale agreement executed on the CLO VI Closing Date between the CLO VI Issuer and ORCC Financing IV LLC. No gain or loss was recognized as a result of these sales and contributions. The Company and ORCC Financing IV LLC each made customary representations, warranties, and covenants to the CLO VI Issuer under the applicable loan sale agreement.
Through June 20, 2024, a portion of the proceeds received by the CLO VI Issuer from the loans securing the CLO VI Secured Notes were used by the CLO VI Issuer to purchase additional middle market loans under the direction of the Adviser, in its capacity as collateral manager for the CLO VI Issuer and in accordance with the Company’s investing strategy and ability to originate eligible middle market loans.
The CLO VI Secured Notes were the secured obligation of the CLO VI Issuers, and the CLO VI Indenture included customary covenants and events of default. The CLO VI Secured Notes were not registered under the Securities Act, or any state securities (e.g., “blue sky”) laws, and were not be offered or sold in the United States absent registration with the Securities and Exchange Commission or pursuant to an applicable exemption from such registration.
The Adviser served as collateral manager for the CLO VI Issuer under a collateral management agreement dated as of the CLO VI Closing Date. The Adviser was entitled to receive fees for providing these services. The Adviser waived its right to receive such fees but could have rescinded such waiver at any time; provided, however, that if the Adviser rescinded such waiver, the management fee payable to the Adviser pursuant to the Investment Advisory Agreement would be offset by the amount of the collateral management fee attributable to the CLO VI Issuers’ equity or notes owned by the Company.
On February 12, 2024, the CLO VI Issuer caused notice to be issued to the holders of the CLO VI Secured Notes and CLO VI Preferred Shares regarding the CLO VI Issuer’s exercise of the option to redeem the CLO VI Secured Notes and CLO VI Preferred Shares in full. On February 29, 2024, the Company directed State Street Bank and Trust Company, as trustee, along with the CLO VI Issuers to defer redemption of the Preferred Shares to a later date. On March 5, 2024, the CLO VI Issuer redeemed $260 million in aggregate principal amount of the CLO VI Secured Notes at 100% of their principal amount, plus the accrued and unpaid interest thereon through, but excluding, March 5, 2024. As of March 5, 2024, none of the CLO VI Secured Notes remain outstanding, and $137.8 million of CLO VI Preferred Shares remain outstanding.
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
The CLO VII Transaction was executed by (A) the issuance of the following classes of notes and preferred shares pursuant to an indenture and security agreement dated as of the CLO VII Closing Date (the “CLO VII Indenture”), by and among the CLO VII Issuer and State Street Bank and Trust Company: (i) $48.0 million of AAA(sf) Class A-1 Notes, which bear interest at three-month term SOFR plus 2.10%, (ii) $24.0 million of AAA(sf) Class A-2 Notes, which bear interest at 5.00%, (iii) $6.0 million of AA(sf) Class B-1 Notes, which bear interest at three-month term SOFR plus 2.85% and (iv) $26.2 million of AA(sf) Class B-2 Notes, which bear interest at 5.71% and (v) $10.0 million of A(sf) Class C Notes, which bear interest at 6.86% (together, the “CLO VII Secured Notes”) and (B) the borrowing by the CLO VII Issuer of $75.0 million under floating rate Class A-L1 loans (the “CLO VII Class A-L1

Blue Owl Capital Corporation
Notes to Consolidated Financial Statements (Unaudited) - Continued
Loans”) and $50.0 million under floating rate Class A-L2 loans (the “CLO VII Class A-L2 Loans” and together with the CLO VII Class A-L1 Loans and the CLO VII Secured Notes, the “CLO VII Debt”). The CLO VII Class A-L1 Loans and the CLO VII Class A-L2 Loans bear interest at three-month term SOFR plus 2.10%. The CLO VII Class A-L1 Loans were borrowed under a credit agreement (the “CLO VII A-L1 Credit Agreement”), dated as of the CLO VII Closing Date, by and among the CLO VII Issuer, as borrower, various financial institutions, as lenders, and State Street Bank and Trust Company, as collateral trustee and loan agent and the CLO VII Class A-L2 Loans were borrowed under a credit agreement (the “CLO VII A-L2 Credit Agreement”), dated as of the CLO VII Closing Date, by and among the CLO VII Issuer, as borrower, various financial institutions, as lenders, and State Street Bank and Trust Company, as collateral trustee and loan agent. The CLO VII Debt is secured by middle market loans, participation interests in middle market loans and other assets of the CLO VII Issuer. The CLO VII Debt is scheduled to mature on the Payment Date (as defined in the CLO VII Indenture) in July, 2033. The CLO VII Secured Notes were privately placed by SG Americas Securities, LLC as Initial Purchaser.
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
The CLO X Transaction was executed by the issuance of the following classes of notes and preferred shares pursuant to an indenture and security agreement dated as of the CLO X Closing Date (the “CLO X Indenture”), by and among the CLO X Issuer and State Street Bank and Trust Company: (i) $228.0 million of AAA(sf) Class A Notes, which bear interest at three-month term SOFR plus 2.45% and (ii) $32.0 million of AA(sf) Class B Notes, which bear interest at three-month term SOFR plus 3.60% (together, the “CLO X Secured Notes”). The Secured Notes are secured by middle market loans, participation interests in middle market loans and

Blue Owl Capital Corporation
Notes to Consolidated Financial Statements (Unaudited) - Continued
other assets of the CLO X Issuer. The CLO X Secured Notes are scheduled to mature on the Payment Date (as defined in the CLO X Indenture) in April, 2035. The CLO X Secured Notes were privately placed by Deutsche Bank Securities Inc. as Initial Purchaser.
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
Unsecured Notes
On December 14, 2023, the Company entered into an agreement of removal, appointment and acceptance (the “Tripartite Agreement”), with Computershare Trust Company, N.A., as successor to Wells Fargo Bank, National Association (the “Retiring Trustee”) and Deutsche Bank Trust Company Americas (the “Successor Trustee”), with respect to the Indenture, dated April 10, 2019 between the Company and the Retiring Trustee (the “Base Indenture”), the first supplemental indenture, dated April 10, 2019 (the “First Supplemental Indenture”) between the Company and the Retiring Trustee, the second supplemental indenture, dated October 8, 2019 (the “Second Supplemental Indenture”) between the Company and the Retiring Trustee, the third supplemental indenture, dated January 22, 2020 (the “Third Supplemental Indenture”) between the Company and the Retiring Trustee, the Fourth Supplemental Indenture, dated July 23, 2020 (the “Fourth Supplemental Indenture”) between the Company and the Retiring Trustee, the Fifth Supplemental Indenture, dated December 8, 2020 (the “Fifth Supplemental Indenture”) between the Company and the Retiring Trustee, the Sixth Supplemental Indenture, dated April 26, 2021 (the “Sixth Supplemental Indenture”) between the Company and the Retiring Trustee, the Seventh Supplemental Indenture, dated June 11, 2021 (the “Seventh Supplemental Indenture”) between the Company and the Retiring Trustee, and the Eighth Supplemental Indenture, dated January 22, 2024 (the “Eighth Supplemental Indenture”, and together with the Base Indenture, the First Supplemental Indenture, the Second Supplemental Indenture, the Third Supplemental Indenture, the Fourth Supplemental Indenture, the Fifth Supplemental Indenture, the Sixth Supplemental Indenture, and the Seventh Supplemental Indenture, the “Indenture”) between the Company and the Successor Trustee.
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

Blue Owl Capital Corporation
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
In connection with the issuance of the 2024 Notes, on April 10, 2019 the Company entered into centrally cleared interest rate swaps. The notional amount of the interest rate swaps was $400.0 million. The Company received fixed rate interest at 5.25% and paid variable rate interest based on six-month SOFR (plus a spread adjustment) plus 3.051%. On March 22, 2024 the interest rate swap was unwound prior to its maturity in conjunction with the 2024 Notes redemption described below. For the three months ended March 31, 2024, the Company made a payment of $6.6 million in conjunction with unwinding the swap. For the three months ended March 31, 2023, the Company did not make periodic payments. The swap adjusted interest expense is included as a component of interest expense on the Company’s Consolidated Statements of Operations. As of March 31, 2024 and December 31, 2023, the interest rate swap had a fair value of $0.0 million and $(3.6) million, respectively. Depending on the nature of the balance at period end, the fair value of the interest rate swap is either included as a component of accrued expenses and other liabilities or prepaid expenses and other assets on the Company’s Consolidated Statements of Assets and Liabilities. The change in fair value of the interest rate swap was offset by the change in fair value of the 2024 Notes, with the remaining difference included as a component of interest expense on the Consolidated Statements of Operations.
On January 22, 2024, the Company caused notice to be issued to the trustee of the 2024 Notes regarding the Company’s exercise of the option to redeem in full all $400.0 million in aggregate principal amount of the 2024 Notes at 100.0% of their principal amount, plus the accrued and unpaid interest thereon through, but excluding, the redemption date, March 22, 2024. On March 22, 2024, the Company redeemed in full all $400.0 million in aggregate principal amount of the 2024 Notes at 100.0% of their principal amount, plus the accrued and unpaid interest thereon through, but excluding, March 22, 2024.
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
In connection with the issuance of the 2027 Notes, on April 26, 2021, the Company entered into centrally cleared interest rate swaps. The notional amount of the interest rate swaps is $500.0 million. The Company will receive fixed rate interest at 2.625% and pay variable rate interest based on six-month SOFR (plus a spread adjustment) plus 1.769%. The interest rate swaps mature on January 15, 2027. For the three months ended March 31, 2024 and 2023 the Company made periodic payments of $11.6 million and $5.9 million, respectively. The interest expense related to the 2027 Notes is equally offset by the proceeds received from the interest rate swaps. The swap adjusted interest expense is included as a component of interest expense on the Company’s Consolidated Statements of Operations. As of March 31, 2024 and December 31, 2023, the interest rate swap had a fair value of $(45.7) million and $(42.1) million, respectively. Depending on the nature of the balance at period end, the fair value of the interest rate swap is either included as a component of accrued expenses and other liabilities or prepaid expenses and other assets on the Company’s Consolidated Statements of Assets and Liabilities. The change in fair value of the interest rate swaps is offset by the change in fair value of the 2027 Notes, with the remaining difference included as a component of interest expense on the Consolidated Statements of Operations.
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

Blue Owl Capital Corporation
Notes to Consolidated Financial Statements (Unaudited) - Continued
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
2029 Notes
On January 22, 2024, the Company issued $600.0 million aggregate principal amount of notes that mature on March 15, 2029 (the “2029 Notes”). The 2029 Notes bear interest at a rate of 5.95% per year, payable semi-annually on March 15 and September 15, of each year, commencing on September 15, 2024. The Company may redeem some or all of the 2029 Notes at any time, or from time to time, at a redemption price equal to the greater of (1) 100% of the principal amount of the 2029 Notes to be redeemed or (2) the sum of the present values of the remaining scheduled payments of principal and interest (exclusive of accrued and unpaid interest to the date of redemption) on the 2029 Notes to be redeemed, discounted to the redemption date on a semi-annual basis (assuming a 360-day year consisting of twelve 30-day months) using the applicable Treasury Rate plus 35 basis points, plus, in each case, accrued and unpaid interest to the redemption date; provided, however, that if the Company redeems any 2029 Notes on or after February 15, 2029 (the date falling one month prior to the maturity date of the 2029 Notes), the redemption price for the 2029 Notes will be equal to 100% of the principal amount of the 2029 Notes to be redeemed, plus accrued and unpaid interest, if any, to, but excluding, the date of redemption.
In connection with the issuance of the 2029 Notes, on February 9, 2024, the Company entered into centrally cleared interest rate swaps. The notional amount of the interest rate swaps is $600.0 million. The Company will receive fixed rate interest at 5.95% and pay variable rate interest based on six-month SOFR (plus a spread adjustment) plus 2.118%. The interest rate swaps mature on February 15, 2029. For the three months ended March 31, 2024 the Company did not make any periodic payments. The interest expense related to the 2029 Notes is equally offset by the proceeds received from the interest rate swaps. The swap adjusted interest expense is included as a component of interest expense on the Company’s Consolidated Statements of Operations. As of March 31, 2024, the interest rate swap had a fair value of $(5.1) million. Depending on the nature of the balance at period end, the fair value of the interest rate swap is either included as a component of accrued expenses and other liabilities or prepaid expenses and other assets on the Company’s Consolidated Statements of Assets and Liabilities. The change in fair value of the interest rate swaps is offset by the change in fair value of the 2029 Notes, with the remaining difference included as a component of interest expense on the Consolidated Statements of Operations.
Note 6. Fair Value of Investments
Investments
The tables below present the fair value hierarchy of investments as of the following periods:

	Fair Value Hierarchy as of March 31, 2024
($ in thousands)	Level 1	Level 2	Level 3	Total
Cash (including restricted and foreign cash)	$742,811	$—	$—	$742,811
Investments:
First-lien senior secured debt investments(1)	$—	$75,045	$8,987,928	$9,062,973
Second-lien senior secured debt investments	—	80,095	881,128	961,223
Unsecured debt investments	—	—	269,728	269,728
Preferred equity investments(4)	—	—	452,171	452,171
Common equity investments(2)	951	—	1,277,564	1,278,515
Subtotal	$951	$155,140	$11,868,519	$12,024,610
Investments measured at NAV(3)	—	—	—	389,774
Total Investments at fair value	$951	$155,140	$11,868,519	$12,414,384
Derivatives:
Interest rate swaps	$—	$—	$(50,776)	$—
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
(2)Includes equity investment in Wingspire, Amergin AssetCo and Fifth Season.
(3)Includes equity investment in OBDC SLF.
(4)Includes equity investment in LSI Financing.

Blue Owl Capital Corporation
Notes to Consolidated Financial Statements (Unaudited) - Continued
The tables below present the changes in the fair value of investments for which Level 3 inputs were used to determine the fair value as of and for the following periods:

	As of and for the Three Months Ended March 31, 2024
($ in thousands)	First-lien senior secured debt investments	Second-lien senior secured debt investments	Unsecured debt investments	Preferred equity investments	Common equity investments	Total
Fair value, beginning of period	$8,660,754	$1,675,269	$280,958	$433,297	$1,207,683	$12,257,961
Purchases of investments, net	795,058	—	—	7,317	96,752	899,127
Payment-in-kind	24,741	1,659	10,597	11,404	191	48,592
Proceeds from investments, net	(499,417)	(785,870)	(18,979)	(373)	(420)	(1,305,059)
Net change in unrealized gain (loss)	5,357	(15,074)	(1,333)	276	14,152	3,378
Net realized gains (losses)	(6,135)	(2,146)	(1,750)	—	—	(10,031)
Net amortization/accretion of discount/premium on investments	7,570	7,290	235	250	—	15,345
Transfers between investment types	—	—	—	—	—	—
Transfers into (out of) Level 3(1)	—	—	—	—	(40,794)	(40,794)
Fair value, end of period	$8,987,928	$881,128	$269,728	$452,171	$1,277,564	$11,868,519
_______________
(1)Transfers into (out of) Level 3 were a result of an investment measured at net asset value which is no longer categorized within the fair value hierarchy

	As of and for the Three Months Ended March 31, 2023
($ in thousands)	First-lien senior secured debt investments	Second-lien senior secured debt investments	Unsecured debt investments	Preferred equity investments	Common equity investments	Total
Fair value, beginning of period	$9,279,179	$1,817,286	$237,440	$355,261	$977,111	$12,666,277
Purchases of investments, net	146,205	—	—	19,883	37,218	203,306
Payment-in-kind	27,582	3,781	8,913	10,978	163	51,417
Proceeds from investments, net	(141,837)	(19,200)	(192)	—	(12,365)	(173,594)
Net change in unrealized gain (loss)	58,444	6,752	5,358	2,236	4,785	77,575
Net realized gains (losses)	(52,483)	—	(23)	—	—	(52,506)
Net amortization of discount on investments	7,459	942	116	234	—	8,751
Transfers between investment types	(47,819)	—	—	—	47,819	—
Transfers into (out of) Level 3(1)	(487)	(47,664)	10,579	—	—	(37,572)
Fair value, end of period	$9,276,243	$1,761,897	$262,191	$388,592	$1,054,731	$12,743,654
_______________
(1)Transfers between levels, if any, are recognized at the beginning of the period in which the transfers occur. For the period ended March 31, 2023, transfers in to and out of Level 3 from Level 2 were a result of changes in the observability of significant inputs for certain portfolio companies.
The table below presents the net change in unrealized gains on investments for which Level 3 inputs were used in determining the fair value that are still held by the Company for the following periods:

Blue Owl Capital Corporation
Notes to Consolidated Financial Statements (Unaudited) - Continued

	Net change in unrealized gain (loss) for the Three Months Ended March 31, 2024 on Investments Held at March 31, 2024	Net change in unrealized gain (loss) for the Three Months Ended March 31, 2023 on Investments Held at March 31, 2023
First-lien senior secured debt investments	$6,818	$6,567
Second-lien senior secured debt investments	(9,885)	6,455
Unsecured debt investments	(1,333)	5,358
Preferred equity investments	276	767
Common equity investments	14,152	4,821
Total Investments	$10,028	$23,968

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

As of March 31, 2024
($ in thousands)	Fair Value	Valuation Technique	Unobservable Input	(Range) Weighted Average	Impact to Valuation from an Increase in Input
First-lien senior secured debt investments	$8,225,263	Yield Analysis	Market Yield	(6.8% - 30.5%) 12.6%	Decrease
	689,107	Recent Transaction	Transaction Price	(97.5% - 99.2%) 98.8%	Increase
	73,558	Collateral Analysis	Recovery Rate	(78.0% - 80.3%) 79.8%	Increase
Second-lien senior secured debt investments	$872,691	Yield Analysis	Market Yield	(11.9% - 68.0%) 19.3%	Decrease
	8,437	Collateral Analysis	Recovery Rate	(13.3% - 13.3%) 13.3%	Increase
Unsecured debt investments	$263,928	Yield Analysis	Market Yield	(10.0% - 17.5%) 12.1%	Decrease
	5,800	Market Approach	EBITDA Multiple	(13.0x - 13.0x) 13.0x	Increase
Preferred equity investments	$420,472	Yield Analysis	Market Yield	(10.9% - 25.9%) 16.0%	Decrease
	31,699	Recent Transaction	Transaction Price	(100.0% - 106.5%) 105.0%	Increase
Common equity investments	$920,142	Market Approach	EBITDA Multiple	(1.3x - 20.0x) 5.0x	Increase
	233,244	Market Approach	AUM Multiple	(1.0x - 1.0x) 1.0x	Increase
	72,547	Recent Transaction	Transaction Price	(100.0% - 100.0%) 100.0%	Increase
	36,096	Market Approach	Revenue Multiple	(1.9x - 14.5x) 10.4x	Increase
	9,606	Yield Analysis	Market Yield	(8.2% - 8.2%) 8.2%	Decrease
	5,419	Market Approach	Transaction Price	($96.84 - $96.84) $96.84	Increase
	356	Option Pricing Model	Volatility	(60.0% - 70.0%) 69.6%	Increase
	154	Market Approach	Gross Profit Multiple	(9.5x - 9.5x) 9.5x	Increase

Blue Owl Capital Corporation
Notes to Consolidated Financial Statements (Unaudited) - Continued

As of December 31, 2023
($ in thousands)	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)	Impact to Valuation from an Increase in Input
First-lien senior secured debt investments	$7,553,464	Yield Analysis	Market Yield	(9.1% - 27.4%) 12.8%	Decrease
	1,047,390	Recent Transaction	Transaction Price	(97.0% - 99.8%) 98.6%	Increase
	59,900	Collateral Analysis	Recovery Rate	(82.5% - 82.5%) 82.5%	Increase
Second-lien senior secured debt investments	$1,666,832	Yield Analysis	Market Yield	(11.4% - 39.5%) 15.8%	Decrease
	8,437	Collateral Analysis	Recovery Rate	(13.3% - 13.3%) 13.3%	Increase
Unsecured debt investments	$275,158	Yield Analysis	Market Yield	(10.6% - 17.2%) 12.0%	Decrease
	5,800	Market Approach	EBITDA Multiple	(11.8x - 11.8x) 11.8x	Increase
Preferred equity investments	$396,747	Yield Analysis	Market Yield	(12.6% - 25.8%) 16.4%	Decrease
	36,550	Recent Transaction	Transaction Price	(98.0% - 107.5%) 104.4%	Increase
Common equity investments	$938,313	Market Approach	EBITDA Multiple	(1.2x - 20.3x) 5.6x	Increase
	218,333	Recent Transaction	Transaction Price	(100.0% - 100.0%) 100.0%	Increase
	36,138	Market Approach	Revenue	(1.9x - 14.7x) 10.5x	Increase
	9,606	Yield Analysis	Market Yield	(7.9% - 7.9%) 7.9%	Decrease
	5,149	Market Approach	Transaction Price	($92.00 - $92.00) $92.00	Increase
	144	Market Approach	Gross Profit	(9.9x - 9.9x) 9.9x	Increase

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

Blue Owl Capital Corporation
Notes to Consolidated Financial Statements (Unaudited) - Continued
Debt Not Carried at Fair Value
Fair value is estimated by discounting remaining payments using applicable current market rates, which take into account changes in the Company’s marketplace credit ratings, or market quotes, if available. The table below presents the carrying and fair values of the Company’s debt obligations as of the following periods:

	March 31, 2024		December 31, 2023
($ in thousands)	Net Carrying Value(1)	Fair Value	Net Carrying Value(2)	Fair Value
Revolving Credit Facility	$400,294	$400,294	$401,075	$401,075
SPV Asset Facility II	15,849	15,849	245,728	245,728
CLO I	386,080	386,080	274,213	274,213
CLO II	257,505	257,505	257,467	257,467
CLO III	258,385	258,385	258,324	258,324
CLO IV	288,311	288,311	288,184	288,184
CLO V	507,049	507,049	507,000	507,000
CLO VI	—	—	258,425	258,425
CLO VII	237,359	237,359	237,288	237,288
CLO X	258,174	258,174	258,126	258,126
2024 Notes	—	—	395,942	399,000
2025 Notes	423,296	416,500	422,880	413,313
July 2025 Notes	497,570	485,000	497,118	478,750
2026 Notes	495,876	485,000	495,320	483,750
July 2026 Notes	988,774	942,500	987,597	930,000
2027 Notes	450,546	457,500	454,017	451,250
2028 Notes	839,002	750,125	838,384	745,875
2029 Notes	581,605	597,000	—	—
Total Debt	$6,885,675	$6,742,631	$7,077,088	$6,887,768
_______________
(1)The carrying value of the Company’s Revolving Credit Facility, SPV Asset Facility II, CLO I, CLO II, CLO III, CLO IV, CLO V, CLO VII, CLO X, 2025 Notes, July 2025 Notes, 2026 Notes, July 2026 Notes, 2027 Notes, 2028 Notes and 2029 Notes are presented net of deferred financing costs of $17.2 million, $4.2 million, $3.9 million, $2.5 million, $1.6 million, $4.2 million, $2.6 million, $1.8 million, $1.8 million, $1.7 million, $2.4 million, $4.1 million, $11.2 million, $5.8 million, $11.0 million and $14.0 million respectively.
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

The below table presents the fair value measurements of the Company’s debt obligations as of the following periods:

($ in thousands)	March 31, 2024	December 31, 2023
Level 1	$—	$—
Level 2	4,133,625	3,901,938
Level 3	2,609,006	2,985,830
Total Debt	$6,742,631	$6,887,768
Financial Instruments Not Carried at Fair Value
As of March 31, 2024 and December 31, 2023, the carrying amounts of the Company’s other assets and liabilities approximate fair value due to their short maturities. These financial instruments would be categorized as Level 3 within the hierarchy.

Blue Owl Capital Corporation
Notes to Consolidated Financial Statements (Unaudited) - Continued
Note 7. Commitments and Contingencies
Portfolio Company Commitments
From time to time, the Company may enter into commitments to fund investments. The table below presents outstanding commitments to fund investments in current portfolio companies as of the following periods:

Company ($ in thousands)	Investment	March 31, 2024	December 31, 2023
3ES Innovation Inc. (dba Aucerna)	First lien senior secured revolving loan	$2,193	$1,343
AAM Series 1.1 Rail and Domestic Intermodal Feeder, LLC	LLC Interest	4,000	5,324
AAM Series 2.1 Aviation Feeder, LLC	LLC Interest	—	309
Allied Benefit Systems Intermediate LLC	First lien senior secured delayed draw term loan	155	155
AmeriLife Holdings LLC	First lien senior secured delayed draw term loan	138	183
AmeriLife Holdings LLC	First lien senior secured revolving loan	91	91
Anaplan, Inc.	First lien senior secured revolving loan	9,722	9,722
Apex Service Partners, LLC	First lien senior secured delayed draw term loan	2,797	4,807
Apex Service Partners, LLC	First lien senior secured revolving loan	1,277	1,895
Aptean Acquiror, Inc.	First lien senior secured delayed draw term loan	135	—
Aptean Acquiror, Inc.	First lien senior secured revolving loan	73	—
Arctic Holdco, LLC (dba Novvia Group)	First lien senior secured delayed draw term loan	7,500	7,500
Ascend Buyer, LLC (dba PPC Flexible Packaging)	First lien senior secured revolving loan	377	377
Associations, Inc.	First lien senior secured delayed draw term loan	412	412
Associations, Inc.	First lien senior secured revolving loan	16,023	21,290
Aurelia Netherlands Midco 2 B.V.	First lien senior secured EUR delayed draw term loan	27,184	27,804
Aurelia Netherlands Midco 2 B.V.	First lien senior secured NOK delayed draw term loan	27,238	29,096
Aurelia Netherlands Midco 2 B.V.	First lien senior secured EUR revolving loan	3,020	3,089
Azurite Intermediate Holdings, Inc. (dba Alteryx, Inc.)	First lien senior secured delayed draw term loan	8,313	—
Azurite Intermediate Holdings, Inc. (dba Alteryx, Inc.)	First lien senior secured revolving loan	1,330	—
Bamboo US BidCo LLC	First lien senior secured delayed draw term loan	687	716
Bamboo US BidCo LLC	First lien senior secured revolving loan	1,026	1,026
Bayshore Intermediate #2, L.P. (dba Boomi)	First lien senior secured revolving loan	5,992	5,531
BCPE Osprey Buyer, Inc. (dba PartsSource)	First lien senior secured delayed draw term loan	25,500	25,500
BCPE Osprey Buyer, Inc. (dba PartsSource)	First lien senior secured revolving loan	5,533	8,167
BCTO BSI Buyer, Inc. (dba Buildertrend)	First lien senior secured revolving loan	8,036	8,036
Blast Bidco Inc. (dba Bazooka Candy Brands)	First lien senior secured revolving loan	3,448	3,448
BP Veraison Buyer, LLC (dba Sun World)	First lien senior secured revolving loan	8,716	8,716
BradyPLUS Holdings, LLC (f/k/a BradyIFS Holdings, LLC)	First lien senior secured delayed draw term loan	11,801	11,801
BradyPLUS Holdings, LLC (f/k/a BradyIFS Holdings, LLC)	First lien senior secured revolving loan	12,026	12,026
Brightway Holdings, LLC	First lien senior secured revolving loan	2,684	1,737
Broadcast Music, Inc. (fka Otis Merger Sub, Inc.)	First lien senior secured revolving loan	4,878	—
Catalis Intermediate, Inc. (fka GovBrands Intermediate, Inc.)	First lien senior secured revolving loan	520	520
Circana Group, L.P. (fka The NPD Group, L.P.)	First lien senior secured revolving loan	664	1,238
CivicPlus, LLC	First lien senior secured revolving loan	2,698	1,781
Coupa Holdings, LLC	First lien senior secured delayed draw term loan	70	70
Coupa Holdings, LLC	First lien senior secured revolving loan	54	54
Crewline Buyer, Inc. (dba New Relic)	First lien senior secured revolving loan	11,063	11,063
Delinea Buyer, Inc. (f/k/a Centrify)	First lien senior secured revolving loan	6,817	6,817

Blue Owl Capital Corporation
Notes to Consolidated Financial Statements (Unaudited) - Continued

Company ($ in thousands)	Investment	March 31, 2024	December 31, 2023
Denali BuyerCo, LLC (dba Summit Companies)	First lien senior secured revolving loan	2,998	2,998
Dresser Utility Solutions, LLC	First lien senior secured delayed draw term loan	5,131	—
Dresser Utility Solutions, LLC	First lien senior secured revolving loan	7,183	—
EET Buyer, Inc. (dba e-Emphasys)	First lien senior secured revolving loan	364	364
Endries Acquisition, Inc.	First lien senior secured delayed draw term loan	3,217	20,370
Endries Acquisition, Inc.	First lien senior secured delayed draw term loan	7,835	7,835
Entertainment Benefits Group, LLC	First lien senior secured revolving loan	80	80
Evolution BuyerCo, Inc. (dba SIAA)	First lien senior secured delayed draw term loan	19,925	23,910
Evolution BuyerCo, Inc. (dba SIAA)	First lien senior secured revolving loan	10,709	10,709
FARADAY BUYER, LLC (dba MacLean Power Systems)	First lien senior secured delayed draw term loan	11,130	11,130
Finastra USA, Inc.	First lien senior secured revolving loan	7,543	6,808
Forescout Technologies, Inc.	First lien senior secured delayed draw term loan	48,750	48,750
Forescout Technologies, Inc.	First lien senior secured revolving loan	5,345	5,345
Fortis Solutions Group, LLC	First lien senior secured revolving loan	439	439
FR Vision Holdings, Inc.	First lien senior secured delayed draw term loan	6,081	—
FR Vision Holdings, Inc.	First lien senior secured revolving loan	2,057	—
Fullsteam Operations, LLC	First lien senior secured delayed draw term loan	8,201	3,211
Fullsteam Operations, LLC	First lien senior secured revolving loan	500	500
Gainsight, Inc.	First lien senior secured revolving loan	1,727	1,727
Galls, LLC	First lien senior secured delayed draw term loan	32,795	—
Galls, LLC	First lien senior secured revolving loan	11,150	20,967
Galway Borrower LLC	First lien senior secured delayed draw term loan	1,554	—
Galway Borrower LLC	First lien senior secured revolving loan	164	—
Gaylord Chemical Company, L.L.C.	First lien senior secured revolving loan	13,202	13,202
Gerson Lehrman Group, Inc.	First lien senior secured revolving loan	6,217	21,563
GI Apple Midco LLC (dba Atlas Technical Consultants)	First lien senior secured delayed draw term loan	141	141
GI Apple Midco LLC (dba Atlas Technical Consultants)	First lien senior secured revolving loan	111	49
GI Ranger Intermediate, LLC (dba Rectangle Health)	First lien senior secured revolving loan	369	147
Global Music Rights, LLC	First lien senior secured revolving loan	3,871	667
Granicus, Inc.	First lien senior secured delayed draw term loan	1,157	—
Granicus, Inc.	First lien senior secured revolving loan	1,096	939
H&F Opportunities LUX III S.À R.L (dba Checkmarx)	First lien senior secured revolving loan	16,250	16,250
Hercules Borrower, LLC (dba The Vincit Group)	First lien senior secured revolving loan	20,916	20,916
HGH Purchaser, Inc. (dba Horizon Services)	First lien senior secured revolving loan	16,548	165
Hissho Sushi Merger Sub, LLC	First lien senior secured revolving loan	70	70
Hyland Software, Inc.	First lien senior secured revolving loan	2,520	2,520
Icefall Parent, Inc. (dba EngageSmart)	First lien senior secured revolving loan	2,100	—
Ideal Image Development, LLC	First lien senior secured delayed draw term loan	—	659
Ideal Image Development, LLC	First lien senior secured revolving loan	732	—
Ideal Tridon Holdings, Inc.	First lien senior secured revolving loan	2,561	2,561
IG Investments Holdings, LLC (dba Insight Global)	First lien senior secured revolving loan	3,974	3,974
Indigo Buyer, Inc. (dba Inovar Packaging Group)	First lien senior secured revolving loan	40	60
Indikami Bidco, LLC (dba IntegriChain)	First lien senior secured delayed draw term loan	2,218	2,218
Indikami Bidco, LLC (dba IntegriChain)	First lien senior secured revolving loan	1,268	1,585
Integrity Marketing Acquisition, LLC	First lien senior secured delayed draw term loan	54,441	54,441
Integrity Marketing Acquisition, LLC	First lien senior secured revolving loan	13,533	13,533

Blue Owl Capital Corporation
Notes to Consolidated Financial Statements (Unaudited) - Continued

Company ($ in thousands)	Investment	March 31, 2024	December 31, 2023
Interoperability Bidco, Inc. (dba Lyniate)	First lien senior secured revolving loan	3,265	3,054
Kaseya Inc.	First lien senior secured delayed draw term loan	1,065	1,065
Kaseya Inc.	First lien senior secured revolving loan	850	850
KENE Acquisition, Inc.	First lien senior secured delayed draw term loan	5,112	—
KENE Acquisition, Inc.	First lien senior secured revolving loan	1,534	—
KPSKY Acquisition, Inc. (dba BluSky)	First lien senior secured delayed draw term loan	290	290
KRIV Acquisition Inc. (dba Riveron)	First lien senior secured delayed draw term loan	945	945
KRIV Acquisition Inc. (dba Riveron)	First lien senior secured revolving loan	853	853
KWOL Acquisition Inc. (dba Worldwide Clinical Trials)	First lien senior secured revolving loan	8,372	5,860
Lightbeam Bidco, Inc. (dba Lazer Spot)	First lien senior secured revolving loan	413	476
Lignetics Investment Corp.	First lien senior secured revolving loan	4,078	784
Litera Bidco LLC	First lien senior secured revolving loan	5,738	5,738
LSI Financing 1 DAC	Preferred equity	94,815	—
Mario Purchaser, LLC (dba Len the Plumber)	First lien senior secured delayed draw term loan	967	3,729
Mario Purchaser, LLC (dba Len the Plumber)	First lien senior secured revolving loan	1,381	967
Medline Borrower, LP	First lien senior secured revolving loan	7,190	7,190
MHE Intermediate Holdings, LLC (dba OnPoint Group)	First lien senior secured revolving loan	15,536	15,536
Milan Laser Holdings LLC	First lien senior secured revolving loan	3,007	3,007
MINDBODY, Inc.	First lien senior secured revolving loan	6,071	6,071
Ministry Brands Holdings, LLC	First lien senior secured revolving loan	61	32
Monotype Imaging Holdings Inc.	First lien senior secured delayed draw term loan	9,536	—
Monotype Imaging Holdings Inc.	First lien senior secured revolving loan	14,304	—
National Dentex Labs LLC (fka Barracuda Dental LLC)	First lien senior secured revolving loan	187	2,341
Natural Partners, LLC	First lien senior secured revolving loan	68	68
NELIPAK EUROPEAN HOLDINGS COÖPERATIEF U.A.	First lien senior secured EUR delayed draw term loan	15,188	—
NELIPAK EUROPEAN HOLDINGS COÖPERATIEF U.A.	First lien senior secured EUR revolving loan	2,834	5,674
Nelipak Holding Company	First lien senior secured delayed draw term loan	7,680	—
Nelipak Holding Company	First lien senior secured revolving loan	4,012	5,360
NMI Acquisitionco, Inc. (dba Network Merchants)	First lien senior secured revolving loan	1,652	1,652
Norvax, LLC (dba GoHealth)	First lien senior secured revolving loan	6,136	12,273
Notorious Topco, LLC (dba Beauty Industry Group)	First lien senior secured revolving loan	6,385	8,939
OB Hospitalist Group, Inc.	First lien senior secured revolving loan	9,291	9,291
Ocala Bidco, Inc.	First lien senior secured delayed draw term loan	10,095	18,988
Ole Smoky Distillery, LLC	First lien senior secured revolving loan	116	116
Pacific BidCo Inc.	First lien senior secured delayed draw term loan	3,436	3,436
Park Place Technologies, LLC	First lien senior secured delayed draw term loan	368	—
Park Place Technologies, LLC	First lien senior secured revolving loan	276	—
Patriot Acquisition TopCo S.A.R.L (dba Corza Health, Inc.)	First lien senior secured revolving loan	13,538	10,637
PDI TA Holdings, Inc.	First lien senior secured delayed draw term loan	5,069	—
PDI TA Holdings, Inc.	First lien senior secured revolving loan	1,525	—
Peter C. Foy & Associates Insurance Services, LLC (dba PCF Insurance Services)	First lien senior secured revolving loan	6,161	6,161
PetVet Care Centers, LLC	First lien senior secured delayed draw term loan	14,114	14,114
PetVet Care Centers, LLC	First lien senior secured revolving loan	14,812	14,812
Ping Identity Holding Corp.	First lien senior secured revolving loan	91	91
Plasma Buyer LLC (dba PathGroup)	First lien senior secured delayed draw term loan	20	176
Plasma Buyer LLC (dba PathGroup)	First lien senior secured revolving loan	30	50
Pluralsight, LLC	First lien senior secured revolving loan	—	1,390

Blue Owl Capital Corporation
Notes to Consolidated Financial Statements (Unaudited) - Continued

Company ($ in thousands)	Investment	March 31, 2024	December 31, 2023
PPV Intermediate Holdings, LLC	First lien senior secured delayed draw term loan	57	57
PPV Intermediate Holdings, LLC	First lien senior secured revolving loan	67	67
Premise Health Holding	First lien senior secured revolving loan	5,526	—
Project Power Buyer, LLC (dba PEC-Veriforce)	First lien senior secured revolving loan	3,188	3,188
PS Operating Company LLC (fka QC Supply, LLC)	First lien senior secured revolving loan	1,324	1,217
QAD, Inc.	First lien senior secured revolving loan	3,429	3,429
Quva Pharma, Inc.	First lien senior secured revolving loan	3,200	4,000
Relativity ODA LLC	First lien senior secured revolving loan	7,333	7,333
SailPoint Technologies Holdings, Inc.	First lien senior secured revolving loan	4,358	4,358
Sara Lee Frozen Bakery, LLC (fka KSLB Holdings, LLC)	First lien senior secured revolving loan	3,876	5,880
Securonix, Inc.	First lien senior secured revolving loan	153	153
Sensor Technology Topco, Inc. (dba Humanetics)	First lien senior secured revolving loan	2,380	2,506
SimpliSafe Holding Corporation	First lien senior secured delayed draw term loan	566	566
Smarsh Inc.	First lien senior secured delayed draw term loan	95	95
Smarsh Inc.	First lien senior secured revolving loan	5	8
Sonny's Enterprises, LLC	First lien senior secured delayed draw term loan	373	573
Sonny's Enterprises, LLC	First lien senior secured revolving loan	17,969	17,969
Spotless Brands, LLC	First lien senior secured revolving loan	1,305	1,023
Summit Acquisition Inc. (dba K2 Insurance Services)	First lien senior secured delayed draw term loan	178	178
Summit Acquisition Inc. (dba K2 Insurance Services)	First lien senior secured revolving loan	89	89
Swipe Acquisition Corporation (dba PLI)	First lien senior secured delayed draw term loan	3,572	6,228
Swipe Acquisition Corporation (dba PLI)	Letter of Credit	7,118	7,118
SWK BUYER, Inc. (dba Stonewall Kitchen)	First lien senior secured revolving loan	70	70
Tall Tree Foods, Inc.	First lien senior secured delayed draw term loan	1,500	1,500
Tamarack Intermediate, L.L.C. (dba Verisk 3E)	First lien senior secured delayed draw term loan	62	62
Tamarack Intermediate, L.L.C. (dba Verisk 3E)	First lien senior secured revolving loan	141	141
Tempo Buyer Corp. (dba Global Claims Services)	First lien senior secured revolving loan	89	105
The Better Being Co., LLC (fka Nutraceutical International Corporation)	First lien senior secured revolving loan	9,505	5,431
The Shade Store, LLC	First lien senior secured revolving loan	636	327
THG Acquisition, LLC (dba Hilb)	First lien senior secured revolving loan	5,547	6,695
Thunder Purchaser, Inc. (dba Vector Solutions)	First lien senior secured revolving loan	1,700	2,248
Troon Golf, L.L.C.	First lien senior secured revolving loan	21,622	21,622
Ultimate Baked Goods Midco, LLC	First lien senior secured revolving loan	9,946	9,946
Unified Women's Healthcare, LP	First lien senior secured delayed draw term loan	18,489	15,000
Unified Women's Healthcare, LP	First lien senior secured revolving loan	88	88
USRP Holdings, Inc. (dba U.S. Retirement and Benefits Partners)	First lien senior secured revolving loan	4,239	4,239
Valence Surface Technologies LLC	First lien senior secured revolving loan	49	49
Velocity HoldCo III Inc. (dba VelocityEHS)	First lien senior secured revolving loan	1,172	1,172
Walker Edison Furniture Company LLC	First lien senior secured delayed draw term loan	4,075	7,026
When I Work, Inc.	First lien senior secured revolving loan	925	925
Wingspire Capital Holdings LLC	LLC Interest	35,855	61,855
WU Holdco, Inc. (dba Weiman Products, LLC)	First lien senior secured revolving loan	4,609	8,835
XRL 1 LLC (dba XOMA)	First lien senior secured delayed draw term loan	2,500	2,500
Zendesk, Inc.	First lien senior secured delayed draw term loan	17,352	17,352

Blue Owl Capital Corporation
Notes to Consolidated Financial Statements (Unaudited) - Continued

Company ($ in thousands)	Investment	March 31, 2024	December 31, 2023
Zendesk, Inc.	First lien senior secured revolving loan	7,145	7,145
Total Unfunded Portfolio Company Commitments		$1,104,348	$954,831
As of March 31, 2024, the Company believed they had adequate financial resources to satisfy the unfunded portfolio company commitments.
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
On November 1, 2022, the Board approved the 2022 Stock Repurchase Program (the “2022 Stock Repurchase Program”) under which we may repurchase up to $150 million of our outstanding common stock. Under the 2022 Stock Repurchase Program, purchases may be made at management’s discretion from time to time in open-market transactions, in accordance with all applicable securities laws and regulations. Unless extended by the Board, the 2022 Stock Repurchase Program will terminate 18-months from the date it was approved. Since the 2022 Stock Repurchase Program’s inception, the agent has repurchased 4,090,138 shares of common stock pursuant to the 2022 Stock Repurchase Program for approximately $50.0 million.
From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of its business. At March 31, 2024, management was not aware of any material pending or threatened litigation that would require accounting recognition or financial statement disclosure.

Blue Owl Capital Corporation
Notes to Consolidated Financial Statements (Unaudited) - Continued
Note 8. Net Assets
Equity Issuances
The Company has the authority to issue 500,000,000 common shares at $0.01 per share par value.
There were no sales of the Company’s common stock during the three months ended March 31, 2024 and 2023.
Distributions
The tables below present the distributions declared on shares of the Company’s common stock for the following periods:

	For the Three Months Ended March 31, 2024
Date Declared	Record Date	Payment Date	Distribution per Share
February 21, 2024	March 29, 2024	April 15, 2024	$0.37
February 21, 2024 (supplemental dividend)	March 1, 2024	March 15, 2024	$0.08

	For the Three Months Ended March 31, 2023
Date Declared	Record Date	Payment Date	Distribution per Share
February 21, 2023	March 31, 2023	April 14, 2023	$0.33
February 21, 2023 (supplemental dividend)	March 3, 2023	March 17, 2023	$0.04
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
The following tables presents the shares distributed pursuant to the dividend reinvestment plan for the following periods:

	For the Three Months Ended March 31, 2024
Date Declared	Record Date	Payment Date	Shares
February 21, 2024 (supplemental dividend)	March 1, 2024	March 15, 2024	97,218	(1)
November 7, 2023	December 29, 2023	January 12, 2024	427,564	(1)
_______________
(1)Shares purchased in the open market in order to satisfy dividends reinvested under our dividend reinvestment program.

	For the Three Months Ended March 31, 2023
Date Declared	Record Date	Payment Date	Shares
February 21, 2023 (supplemental dividend)	March 3, 2023	March 17, 2023	77,157	(1)
November 1, 2022	December 30, 2022	January 13, 2023	583,495	(1)
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
2022 Stock Repurchase Program
On November 1, 2022, the Board approved the 2022 Stock Repurchase Program under which the Company may repurchase up to $150 million of our outstanding common stock. Under the 2022 Stock Repurchase Program, purchases may be made at management’s discretion from time to time in open-market transactions, in accordance with all applicable securities laws and regulations. Unless extended by the Board, the 2022 Stock Repurchase Program will terminate 18-months from the date it was approved. Since the 2022 Stock Repurchase Program’s inception, the agent has repurchased 4,090,138 shares of common stock pursuant to the 2022 Stock Repurchase Program for approximately $50.0 million. For the period ended March 31, 2023, repurchases under the 2022 Stock Repurchase Program were as follows. There were no repurchases during the period ended March 31, 2024.

Period ($ in millions, except share and per share amounts)	Total Number of Shares Repurchased	Average Price Paid per Share	Approximate Dollar Value of Shares that have been Purchased Under the Plans	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan
January 1, 2023 - January 31, 2023	1,493,039	$12.19	$18.2	$115.9
February 1, 2023 - February 28, 2023	29,154	$12.98	$0.4	$115.5
March 1, 2023 - March 31, 2023	278,419	$12.61	$3.5	$112.0
Total	1,800,612		$22.1

Note 9. Earnings Per Share
The following table presents the computation of basic and diluted earnings per common share for the following periods:

	For the Three Months Ended March 31,
($ in thousands, except per share amounts)	2024	2023
Increase (decrease) in net assets resulting from operations	$182,517	$201,842
Weighted average shares of common stock outstanding—basic and diluted	389,732,868	391,049,102
Earnings per common share-basic and diluted	$0.47	$0.52

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
For the three months ended March 31, 2024 and 2023 the Company recorded U.S. federal and state corporate-level income tax expense/(benefit) of $5.2 million, and $3.4 million, including U.S. federal excise tax expense/(benefit) of $1.8 million and $1.6 million, respectively.
Taxable Subsidiaries
Certain of the Company’s consolidated subsidiaries are subject to U.S. federal and state corporate-level income taxes. For the three months ended March 31, 2024 and 2023, the Company recorded a net tax expense of approximately $3.5 million and $1.8 million for taxable subsidiaries, respectively. The income tax expense for the Company’s taxable consolidated subsidiaries will vary depending on the level of investment income earnings and realized gains from the exits of investments held by such taxable subsidiaries during the respective periods.
The Company recorded a net deferred tax liability of $32.4 million and $29.0 million as of March 31, 2024 and December 31, 2023, respectively, for taxable subsidiaries, which is significantly related to GAAP to tax outside basis differences in the taxable subsidiaries' investment in certain partnership interests.

Blue Owl Capital Corporation
Notes to Consolidated Financial Statements (Unaudited) - Continued
Note 11. Financial Highlights
The table below presents the financial highlights for a common share outstanding for the following periods:

	For the Three Months Ended March 31,
($ in thousands, except share and per share amounts)	2024	2023
Per share data:
Net asset value, beginning of period	$15.45	$14.99
Net investment income(1)	0.47	0.45
Net realized and unrealized gain (loss)	—	0.07
Total from operations	0.47	0.52
Repurchase of common shares(2)	—	0.01
Distributions declared from earnings(2)	(0.45)	(0.37)
Total increase (decrease) in net assets	0.02	0.16
Net asset value, end of period	$15.47	$15.15
Shares outstanding, end of period	389,732,868	390,676,080
Per share market value at end of period	$15.38	$12.61
Total Return, based on market value(3)	7.3%	12.4%
Total Return, based on net asset value(4)	3.1%	2.9%
Ratios / Supplemental Data(5)
Ratio of total expenses to average net assets(6)	14.4%	13.5%
Ratio of net investment income to average net assets(6)	12.1%	12.1%
Net assets, end of period	$6,028,530	$5,917,370
Weighted-average shares outstanding	389,732,868	391,049,102
Portfolio turnover rate	8.0%	1.0%
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
Debt
On April 11, 2024 the Company completed a $260.0 million term debt securitization refinancing in CLO III. As part of the refinancing the Company issued the following classes of notes:(i) $228.0 million of AAA(sf) Class A-R Notes, which bear interest at the Benchmark plus 1.85% and (ii) $32.0 million of AA(sf) Class B-R Notes, which bear interest at the Benchmark plus 2.35%. The Company also issued approximately $135.3 million of subordinated securities, in the form of 135,310 preferred shares at an issue price of U.S.$1,000 per share held by the Company. Following the refinancing, the reinvestment period was extended to April 20, 2028 and the maturity date was extended to April 20, 2036.
Dividend
On May 7, 2024, the Board declared a second quarter dividend of $0.37 per share for stockholders of record as of June 28, 2024, payable on or before July 15, 2024 and a first quarter supplemental of $0.05 per share for stockholders of record as of May 31, 2024, payable on or before June 14, 2024.
2022 Stock Repurchase Program
On May 2, 2024, the 2022 Stock Repurchase Program ended in accordance with its terms.
2024 Stock Repurchase Program
On May 6, 2024, the Board approved the 2024 Stock Repurchase Program under which the Company may repurchase up to $150 million of the Company's common stock. Under the 2024 Stock Repurchase Program, purchases may be made at management's discretion from time to time in open-market transactions, including pursuant to trading plans with investment banks pursuant to Rule 10b5-1 of the Exchange Act, in accordance with all applicable rules and regulations. Unless extended by the Board, the 2024 Stock Repurchase Program will terminate 18-months from the date it was approved.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The information contained in this section should be read in conjunction with “ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS.” This discussion contains forward-looking statements, which relate to future events or the future performance or financial condition of Blue Owl Capital Corporation and involves numerous risks and uncertainties, including, but not limited to, those described in our Form 10-K for fiscal year December 31, 2023 and in “ITEM 1A. RISK FACTORS.” This discussion also should be read in conjunction with the “Cautionary Statement Regarding Forward Looking Statements” set forth on page 1 of this Quarterly Report on Form 10-Q. Actual results could differ materially from those implied or expressed in any forward-looking statements.
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
The Adviser also serves as investment adviser to Blue Owl Capital Corporation II and Blue Owl Credit Income Corp.
Blue Owl consists of three investment platforms: (1) Credit, which focuses on direct lending, (2) GP Strategic Capital, which focuses on providing capital to institutional alternative asset managers, and (3) Real Estate, which focuses on triple net lease real estate strategies. Blue Owl’s Credit platform is comprised of the Adviser, Blue Owl Technology Credit Advisors LLC (“OTCA”), Blue Owl Technology Credit Advisors II LLC (“OTCA II”), Blue Owl Credit Private Fund Advisors LLC (“OPFA”) and Blue Owl Diversified Credit Advisors LLC (“ODCA” and together with the Adviser, OTCA, OTCA II, and OPFA, the “Blue Owl Credit Advisers”), which also are registered investment advisers. As of March 31, 2024, the Adviser and its affiliates had $91.29 billion of assets under management across Blue Owl’s Credit platform.
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

Our Investment Framework
We are a Maryland corporation organized primarily to originate and make loans to, and make debt and equity investments in, U.S. middle market companies. Our investment objective is to generate current income, and to a lesser extent, capital appreciation by targeting investment opportunities with favorable risk-adjusted returns. Since our Adviser and its affiliates began investment activities in April 2016 through March 31, 2024, our Adviser and its affiliates have originated $99.6 billion aggregate principal amount of investments, of which $95.8 billion of aggregate principal amount of investments prior to any subsequent exits or repayments, was retained by either us or a corporation or fund advised by our Adviser or its affiliates. We seek to participate in transactions sponsored by what we believe to be high-quality private equity and venture capital firms capable of providing both operational and financial resources. We seek to generate current income primarily in U.S. middle market companies, both sponsored and non-sponsored, through direct originations of senior secured loans or originations of unsecured loans, subordinated loans or mezzanine loans, broadly syndicated loans and, to a lesser extent, investments in equity and equity-related securities including warrants, preferred stock and similar forms of senior equity. Except for our specialty financing company investments, our equity investments are typically not control-oriented investments and we may structure such equity investments to include provisions protecting our rights as a minority-interest holder.
We define “middle market companies” generally to mean companies with earnings before interest expense, income tax expense, depreciation and amortization, or “EBITDA,” between $10 million and $250 million annually and/or annual revenue of $50 million to $2.5 billion at the time of investment, although we may on occasion invest in smaller or larger companies if an opportunity presents itself. We generally seek to invest in upper middle-market companies with a loan-to-value ratio of 50% or below.
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
We target portfolio companies where we can structure larger transactions. As of March 31, 2024, our average debt investment size in each of our portfolio companies was approximately $56.6 million based on fair value. As of March 31, 2024, our portfolio companies, excluding the investment in Blue Owl Capital Corporation Senior Loan Fund LLC (“OBDC SLF”) and certain investments that fall outside of our typical borrower profile and represent 83.1% of our total debt portfolio based on fair value, had weighted average annual revenue of $852 million, weighted average annual EBITDA of $182 million, an average interest coverage of 1.6x and an average net loan-to value of 44%.
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
Revenues
We generate revenues primarily in the form of interest income from the investments we hold. In addition, we generate income from dividends on either direct equity investments or equity interests obtained in connection with originating loans, such as options, warrants or conversion rights. Our debt investments typically have a term of three to ten years. As of March 31, 2024, 97.3% of our debt investments based on fair value bear interest at a floating rate, subject to interest rate floors, in certain cases. Interest on our debt investments is generally payable either monthly or quarterly.
Our investment portfolio consists primarily of floating rate loans, and our credit facilities bear interest at floating rates. Macro trends in base interest rates like the Secured Overnight Financing Rate (“SOFR”) and any alternative reference rates may affect our net investment income over the long term. However, because we generally originate loans to a small number of portfolio companies each quarter, and those investments vary in size, our results in any given period, including the interest rate on investments that were sold or repaid in a period compared to the interest rate of new investments made during that period, often are idiosyncratic, and reflect the characteristics of the particular portfolio companies that we invested in or exited during the period and not necessarily any trends in our business or macro trends. Generally, because our portfolio consists primarily of floating rate loans, we expect our earnings to benefit from a prolonged higher rate environment.
Loan origination fees, original issue discount and market discount or premium are capitalized, and we accrete or amortize such amounts under U.S. generally accepted accounting principles (“U.S. GAAP”) as interest income using the effective yield method for term instruments and the straight-line method for revolving or delayed draw instruments. Repayments of our debt investments can reduce interest income from period to period. The frequency or volume of these repayments may fluctuate significantly. We record prepayment premiums on loans as interest income. We may also generate revenue in the form of commitment, loan origination, structuring, or due diligence fees, fees for providing managerial assistance to our portfolio companies and possibly consulting fees.
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
Secular Trends Supporting Growth for Private Credit. We believe that periods of market volatility, such as the current period of market volatility caused, in part, by elevated inflation and interest rates, and current geopolitical conditions have accentuated the advantages of private credit. The availability of capital in the liquid credit market is highly sensitive to market conditions whereas we believe private lending has proven to be a stable and reliable source of capital through periods of volatility. We believe the opportunity set for private credit will continue to expand even after the public markets reopen to normal levels. Financial sponsors and companies today are familiar with direct lending and have seen firsthand the strong value proposition that a private solution can offer. Scale, certainty of execution and flexibility all provide borrowers with a compelling alternative to the syndicated and high yield markets. Based on our experience, there is an emerging trend where higher quality credits that have traditionally been issuers in the syndicated and high yield markets are increasingly seeking private solutions independent of credit market conditions. In our view, this is supported by financial sponsors wanting to work with collaborative financing partners that have scale and breadth of capabilities. We believe the large amount of uninvested capital held by funds of private equity firms broadly, estimated by Preqin Ltd., an alternative assets industry data and research company, to be $2.7 trillion as of December 31, 2023, will continue to drive deal activity. We expect that private equity sponsors will continue to pursue acquisitions and leverage their equity investments with secured loans provided by companies such as us.
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
Portfolio and Investment Activity
As of March 31, 2024, based on fair value, our portfolio consisted of 73.0% first lien senior secured debt investments (of which 62% we consider to be unitranche debt investments (including “last out” portions of such loans)), 7.7% second lien senior secured debt investments, 2.2% unsecured debt investments, 3.6% preferred equity investments, 10.7% common equity investments and 2.8% joint ventures. The percentage of our portfolio comprised of second lien senior secured debt investments decreased compared to December 31, 2023 as a result of origination and repayment activity. A meaningful portion of repayments in the quarter were of second lien secured debt investments, while originations were primarily in first lien senior secured debt investments.
As of March 31, 2024, our weighted average total yield of the portfolio at fair value and amortized cost was 11.5% and 11.6%, respectively, and our weighted average yield of accruing debt and income producing securities at fair value and amortized cost was 12.1% and 12.3%, respectively. Refer to our weighted average yields and interest rates table for more information on our calculation of weighted average yields. As of March 31, 2024, the weighted average spread of total debt investments was 6.6%.
As of March 31, 2024, we had investments in 198 portfolio companies with an aggregate fair value of $12.41 billion. As of March 31, 2024 we had net leverage of 1.04x debt-to-equity, which is within our target range.
We generally expect our originations to match or exceed the pace of repayments over each quarter. The current lending environment has seen an increase in public market activity and merger and acquisition activity is currently limited. As a result, repayments exceeded originations during the quarter ended March 31, 2024. This also resulted in a small decrease in leverage. In addition, second lien investments accounted for a meaningful portion of repayments during the quarter. This capital was redeployed in predominantly first lien originations. As a result, our portfolio is more heavily weighted towards first lien investments which generally bear interest at a lower rate. We expect origination activity to increase in the future because of the amount of undeployed capital private equity firms have available and as there is further clarity on the interest rate environment.
The credit quality of our portfolio has been consistent. We continue to focus on investing in industries we view as recession resistant and that we are familiar with, including service-oriented sectors such as software and healthcare, all of which serve diversified and durable end markets. Blue Owl serves as the administrative agent on many of our investments and the majority of our investments are supported by sophisticated financial sponsors who provide operational and financial resources. Our borrowers have a weighted average EBITDA of $182 million and we believe this scale contributes to the durability of our borrowers and their ability to adapt to different economic environments. Our second lien borrowers are even larger, with an average enterprise value approximately two times that of our first lien investments. In addition, Blue Owl continues to invest in transactions in excess of $1 billion in size, which gives us the ability to structure the terms and spreads of such deals to include wider spreads, lower loan to values, extended call protection, attractive leverage profiles and credit protection. We are continuing to monitor the effect that continued elevated interest rate environment may have on our portfolio companies and our investment activities.
Many of the companies in which we invest are continuing to see modest growth in both revenues and EBITDA. However, in the event of further geopolitical, economic and financial market instability, in the U.S. and elsewhere, or in the event of continued high interest rates, it is possible that the results of some of the middle market companies similar to those in which we invest could be challenged. While we are not seeing signs of an overall, broad deterioration in our results or those of our portfolio companies at this time, there can be no assurance that the performance of certain of our portfolio companies will not be negatively impacted by economic conditions, which could have a negative impact on our future results.
We also continue to invest in OBDC SLF and specialty financing portfolio companies, including Wingspire Capital Holdings LLC (“Wingspire”), Fifth Season Investments LLC (“Fifth Season”), LSI Financing DAC 1 (“LSI Financing”), and AAM Series 1.1 Rail and Domestic Intermodal Feeder, LLC and AAM Series 2.1 Aviation Feeder, LLC (collectively, “Amergin AssetCo”). In the future we may invest through additional specialty finance portfolio companies, joint ventures, partnerships or other special purpose vehicles. These companies may use our capital to support acquisitions which could continue to lead to increased dividend income supported by well-diversified underlying portfolios. See “Specialty Financing Portfolio Companies.”

The table below presents our investment activity for the following periods (information presented herein is at par value unless otherwise indicated):

	For the Three Months Ended March 31,
($ in thousands)	2024	2023
New investment commitments
Gross originations	$1,240,198	$175,114
Less: Sell downs	(37,500)	—
Total new investment commitments	$1,202,698	$175,114
Principal amount of investments funded:
First-lien senior secured debt investments	$844,033	$36,809
Second-lien senior secured debt investments	—	—
Unsecured debt investments	—	—
Preferred equity investments	732	24,194
Common equity investments	69,042	9,653
Joint ventures(3)	6,563	23,625
Total principal amount of investments funded	$920,370	$94,281
Principal amount of investments sold or repaid:
First-lien senior secured debt investments	$(412,299)	$(56,696)
Second-lien senior secured debt investments	(800,422)	(19,200)
Unsecured debt investments	(28,278)	(193)
Preferred equity investments	(373)	—
Common equity investments	—	—
Joint ventures(3)	—	—
Total principal amount of investments sold or repaid	$(1,241,372)	$(76,089)
Number of new investment commitments in new portfolio companies(1)	18	3
Average new investment commitment amount	51,899	941
Weighted average term for new debt investment commitments (in years)	5.8	3.0
Percentage of new debt investment commitments at floating rates	99.9%	100.0%
Percentage of new debt investment commitments at fixed rates	0.1%	—%
Weighted average interest rate of new debt investment commitments(2)	11.1%	12.4%
Weighted average spread over applicable base rate of new floating rate debt investment commitments	5.7%	7.2%
______________
(1)Number of new investment commitments represents commitments to a particular portfolio company.
(2)For the three months ended March 31, 2024, assumes each floating rate commitment is subject to the greater of the interest rate floor (if applicable) or 3-month SOFR, which was 5.30% as of March 31, 2024. For the three months ended March 31, 2023, assumes each floating rate commitment is subject to the greater of the interest rate floor (if applicable) or 3-month SOFR, which was 4.91% as of March 31, 2023.
(3)This was disclosed as “Investment funds and vehicles” as of March 31, 2023.

The table below presents our investments as of the following periods:

	March 31, 2024		December 31, 2023
($ in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
First-lien senior secured debt investments(1)(3)	$9,098,903	$9,062,973	$8,703,586	$8,660,754
Second-lien senior secured debt investments	1,059,795	961,223	1,858,354	1,774,984
Unsecured debt investments	278,987	269,728	300,744	292,751
Preferred equity investments(4)	448,470	452,171	429,872	433,297
Common equity investments(5)	1,083,206	1,319,605	986,682	1,208,776
Joint ventures(2)	359,526	348,684	352,964	342,786
Total Investments	$12,328,887	$12,414,384	$12,632,202	$12,713,348
______________
(1)Includes investment in Amergin AssetCo.
(2)Includes investment in OBDC SLF.
(3)62% and 65% of which we consider unitranche loans as of March 31, 2024 and December 31, 2023, respectively.
(4)Includes investment in LSI Financing.
(5)Includes investment in Wingspire and Fifth Season.

The table below presents investments by industry composition based on fair value as of the following periods:

	March 31, 2024	December 31, 2023
Advertising and media	3.1%	1.5%
Aerospace and defense	3.3	3.1
Asset based lending and fund finance(1)	7.1	6.7
Automotive services	2.2	2.1
Buildings and real estate	4.3	4.1
Business services	2.7	3.1
Chemicals	1.3	1.3
Consumer products	4.1	4.0
Containers and packaging	1.5	1.4
Distribution	2.7	2.5
Education	0.7	0.8
Energy equipment and services	0.4	—
Financial services	2.0	2.2
Food and beverage	7.1	7.7
Healthcare equipment and services	2.2	4.4
Healthcare providers and services	5.6	6.5
Healthcare technology	5.2	5.0
Household products	2.2	2.2
Human resource support services	1.6	1.6
Infrastructure and environmental services	1.7	1.3
Insurance(3)	9.5	9.9
Internet software and services	11.9	11.8
Joint ventures(2)	2.8	2.7
Leisure and entertainment	1.9	1.9
Manufacturing	6.0	6.0
Oil and gas	0.4	0.3
Pharmaceuticals(4)	0.8	0.2
Professional services	2.9	2.8
Specialty retail	2.1	2.2
Telecommunications(5)	0.0	—
Transportation	0.7	0.7
Total	100.0%	100.0%
______________
(1)Includes investment in Wingspire and Amergin AssetCo.
(2)Includes investment in OBDC SLF.
(3)Includes equity investment in Fifth Season.
(4)Includes investment in LSI Financing.
(5)Rounds to less than 0.1% as of March 31, 2024.
The table below presents investments by geographic composition based on fair value as of the following periods:

	March 31, 2024	December 31, 2023
United States:
Midwest	17.5%	17.6%
Northeast	18.9	19.3
South	35.5	34.5
West	21.9	21.3
International	6.2	7.3
Total	100.0%	100.0%

The table below presents the weighted average yields and interest rates of our investments at fair value as of the following periods:

	March 31, 2024	December 31, 2023
Weighted average total yield of portfolio(1)	11.5%	11.9%
Weighted average total yield of debt and income producing securities(1)	12.1%	12.4%
Weighted average interest rate of debt securities	11.9%	12.0%
Weighted average spread over base rate of all floating rate debt investments	6.6%	6.7%
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
The Adviser focuses on downside protection by leveraging existing rights available under our credit documents; however, for investments that are significantly underperforming or which may need to be restructured, the Adviser’s workout team partners with the Investment Team and all material amendments, waivers and restructurings require the approval of a majority of the Diversified Lending Investment Committee. As of March 31, 2024, only five of our portfolio companies are on non-accrual. Our annual gain/loss ratio is approximately 0.14%.
The table below presents the composition of our portfolio on the 1 to 5 rating scale as of the following periods:

	March 31, 2024		December 31, 2023
Investment Rating	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
($ in thousands)
1	$1,336,417	10.8%	$1,435,815	11.3%
2	9,640,604	77.6	9,888,265	77.8
3	1,166,122	9.4	1,171,954	9.2
4	223,979	1.8	158,087	1.2
5	47,262	0.4	59,227	0.5
Total	$12,414,384	100.0%	$12,713,348	100.0%
The table below presents the amortized cost of our performing and non-accrual debt investments as of the following periods:

	March 31, 2024		December 31, 2023
($ in thousands)	Amortized Cost	Percentage	Amortized Cost	Percentage
Performing	$10,176,840	97.5%	$10,723,359	98.7%
Non-accrual	260,845	2.5	139,325	1.3
Total	$10,437,685	100.0%	$10,862,684	100.0%
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
Amergin
Amergin was created to invest in a leasing platform focused on railcar, aviation and other long-lived transportation assets. Amergin acquires existing on-lease portfolios of new and end-of-life railcars and related equipment and selectively purchases off-lease assets and is building a commercial aircraft portfolio through aircraft financing and engine acquisition on a sale and lease back basis. Amergin consists of Amergin AssetCo and Amergin Asset Management LLC, which has entered into a Servicing Agreement with Amergin AssetCo. We made an initial equity commitment to Amergin AssetCo on July 1, 2022. As of March 31, 2024 our commitment to Amergin AssetCo is $147.6 million, of which $62.4 million is equity and $85.2 million is debt. Our investment in Amergin is a co-investment made with our affiliates in accordance with the terms of the exemptive relief that we received from the SEC. We do not consolidate our equity interest in Amergin AssetCo.
Fifth Season Investments LLC
Fifth Season is a portfolio company created to invest in life insurance based assets, including secondary and tertiary life settlement and other life insurance exposures using detailed analytics, internal life expectancy review and sophisticated portfolio management techniques. On July 18, 2022, we made an initial equity investment in Fifth Season. As of March 31, 2024 our investment in Fifth Season was $233.2 million at fair value. Our investment in Fifth Season is a co-investment with our affiliates in accordance with the terms of the exemptive relief that we received from the SEC. We do not consolidate our equity interest in Fifth Season.
LSI Financing 1 DAC
LSI Financing is a portfolio company formed to acquire contractual rights to revenue pursuant to earnout agreements generally in the life sciences space. On December 14, 2022, we made an initial investment in LSI Financing. As of March 31, 2024, our investment in LSI Financing was $19.8 million at fair value. During the three months ended March 31, 2024, we increased our commitment to LSI Financing by $94.8 million. Our investment in LSI Financing is a co-investment with our affiliates in accordance with the terms of the exemptive relief that we received from the SEC. We do not consolidate our equity interest in LSI Financing.
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

As of March 31, 2024 and December 31, 2023, OBDC SLF had total investments in senior secured debt at fair value of $1.1 billion and $1.1 billion, respectively. The determination of fair value is in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification 820, Fair Value Measurements (“ASC 820”), as amended; however, such fair value is not included in our Board’s valuation process. The following tables presents a summary of OBDC SLF’s portfolio as well as a listing of the portfolio investments in its portfolio as of the following periods:

($ in thousands)	March 31, 2024	December 31, 2023
Total senior secured debt investments(1)	$1,093,788	$1,117,310
Weighted average spread over base rate(1)	4.13%	4.27%
Number of portfolio companies	64	62
Largest funded investment to a single borrower(1)	37,201	39,851
_______________
(1)At par.

Blue Owl Capital Corporation Senior Loan Fund's Portfolio as of March 31, 2024 ($ in thousands) (Unaudited)
Company(1)(2)(4)(5)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(3)	Fair Value	Percentage of Members' Equity
Debt Investments
Aerospace and defense
Applied Composites Holdings, LLC (fka AC&A Enterprises Holdings, LLC)(6)(11)	First lien senior secured loan	S +	6.00% (.75% PIK)	01/2025	34,157	34,094	28,199	7.1%
Applied Composites Holdings, LLC (fka AC&A Enterprises Holdings, LLC)(6)(9)(11)	First lien senior secured revolving loan	S +	6.00% (.75% PIK)	01/2025	3,044	3,042	2,513	0.6%
Bleriot US Bidco Inc.(11)	First lien senior secured loan	S +	4.00%	10/2028	25,050	24,874	25,130	6.3%
Dynasty Acquisition Co., Inc. (dba StandardAero Limited)(10)	First lien senior secured loan	S +	3.50%	08/2028	19,900	19,900	19,922	5.0%
						81,910	75,764	19.0%
Automotive services
Holley Inc.(10)	First lien senior secured loan	S +	3.75%	11/2028	22,486	22,373	22,221	5.6%
Mavis Tire Express Services Topco Corp.(10)	First lien senior secured loan	S +	3.75%	05/2028	2,888	2,888	2,890	0.7%
PAI Holdco, Inc.(6)(11)	First lien senior secured loan	S +	3.75%	10/2027	13,670	13,341	12,884	3.2%
Wand Newco 3, Inc. (dba Caliber )(10)	First lien senior secured loan	S +	3.75%	01/2031	5,000	4,988	5,012	1.3%
						43,590	43,007	10.8%
Buildings and real estate
CoreLogic Inc.(10)	First lien senior secured loan	S +	3.50%	06/2028	7,252	6,857	7,075	1.8%
Wrench Group LLC(11)	First lien senior secured loan	S +	4.00%	10/2028	31,677	31,603	31,756	8.0%
						38,460	38,831	9.8%
Business services
Capstone Acquisition Holdings, Inc.(6)(10)	First lien senior secured loan	S +	4.75%	11/2027	14,186	14,100	14,186	3.6%
Capstone Acquisition Holdings, Inc.(6)(8)(10)	First lien senior secured delayed draw term loan	S +	4.75%	11/2027	906	901	906	0.2%
CoolSys, Inc.(11)	First lien senior secured loan	S +	4.75%	08/2028	27,093	26,233	26,519	6.7%
ConnectWise, LLC(11)	First lien senior secured loan	S +	3.50%	09/2028	16,618	16,560	16,603	4.2%
LABL, Inc.(10)	First lien senior secured loan	S +	5.00%	10/2028	4,759	4,709	4,653	1.2%
Packers Holdings, LLC(10)	First lien senior secured loan	S +	3.25%	03/2028	10,243	10,048	6,492	1.6%
POLARIS PURCHASER, INC. (dba Plusgrade)(6)(11)	First lien senior secured loan	S +	4.50%	03/2031	2,500	2,476	2,475	0.6%
						75,027	71,834	18.1%

Blue Owl Capital Corporation Senior Loan Fund's Portfolio as of March 31, 2024 ($ in thousands) (Unaudited)
Company(1)(2)(4)(5)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(3)	Fair Value	Percentage of Members' Equity
Chemicals
Advancion Holdings, LLC (fka Aruba Investments Holdings, LLC)(10)	First lien senior secured loan	S +	4.00%	11/2027	17,648	17,327	17,583	4.4%
Cyanco Intermediate 2 Corp.(10)	First lien senior secured loan	S +	4.75%	07/2028	4,261	4,146	4,273	1.1%
Derby Buyer LLC (dba Delrin)(10)	First lien senior secured loan	S +	4.25%	11/2030	10,000	9,716	10,053	2.5%
						31,189	31,909	8.0%
Consumer products
Olaplex, Inc.(10)	First lien senior secured loan	S +	3.50%	02/2029	24,872	24,109	23,012	5.8%
						24,109	23,012	5.8%
Containers and packaging
BW Holding, Inc.(11)	First lien senior secured loan	S +	4.00%	12/2028	20,881	19,954	19,509	4.9%
Five Star Lower Holding LLC(11)	First lien senior secured loan	S +	4.25%	05/2029	25,497	25,211	25,234	6.3%
Ring Container Technologies Group, LLC(10)	First lien senior secured loan	S +	3.50%	08/2028	24,438	24,396	24,479	6.1%
						69,561	69,222	17.3%
Distribution
BCPE Empire Holdings, Inc. (dba Imperial-Dade)(10)	First lien senior secured loan	S +	4.00%	01/2027	24,626	24,626	24,636	6.2%
Dealer Tire Financial, LLC(6)(10)	First lien senior secured loan	S +	3.75%	12/2027	30,571	30,499	30,724	7.7%
SRS Distribution, Inc.(10)	First lien senior secured loan	S +	3.50%	06/2028	9,750	9,704	9,809	2.5%
						64,829	65,169	16.4%
Education
Spring Education Group, Inc. (fka SSH Group Holdings, Inc.)(11)	First lien senior secured loan	S +	4.50%	10/2030	19,950	19,715	20,020	5.0%
Sophia, L.P.(10)	First lien senior secured loan	S +	3.50%	10/2029	24,700	24,670	24,793	6.2%
						44,385	44,813	11.2%
Financial services
Saphilux S.a.r.L. (dba IQ-EQ)(6)(11)	First lien senior secured loan	S +	4.00%	07/2028	15,960	15,961	16,000	4.0%
						15,961	16,000	4.0%
Food and beverage
Balrog Acquisition, Inc. (dba Bakemark)(10)	First lien senior secured loan	S +	4.00%	09/2028	24,438	24,262	24,386	6.1%
Dessert Holdings(10)	First lien senior secured loan	S +	4.00%	06/2028	25,392	25,268	23,663	5.9%
Fiesta Purchaser, Inc. (dba Shearer's Foods)(10)	First lien senior secured loan	S +	4.00%	02/2031	12,000	11,545	12,013	3.0%
Fiesta Purchaser, Inc. (dba Shearer's Foods)(6)(7)(9)(11)	First lien senior secured revolving loan	S +	4.50%	02/2029	275	216	275	0.1%
						61,291	60,337	15.1%
Healthcare equipment and services
Cadence, Inc.(6)(11)	First lien senior secured loan	S +	4.75%	05/2026	28,295	28,096	27,517	6.9%
Cadence, Inc.(6)(7)(9)(11)	First lien senior secured revolving loan	S +	4.75%	02/2029	3,215	3,212	3,013	0.8%
Confluent Medical Technologies, Inc.(6)(11)	First lien senior secured loan	S +	3.75%	02/2029	9,913	9,850	9,913	2.5%
Medline Borrower, LP(10)	First lien senior secured loan	S +	2.75%	10/2028	22,317	22,317	22,366	5.6%
Packaging Coordinators Midco, Inc.(11)	First lien senior secured loan	S +	3.50%	11/2027	4,874	4,866	4,881	1.2%

Blue Owl Capital Corporation Senior Loan Fund's Portfolio as of March 31, 2024 ($ in thousands) (Unaudited)
Company(1)(2)(4)(5)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(3)	Fair Value	Percentage of Members' Equity
Resonetics, LLC(6)(11)	First lien senior secured loan	S +	6.00%	04/2028	24,938	24,250	24,938	6.3%
						92,591	92,628	23.3%
Healthcare providers and services
Confluent Health, LLC(6)(10)	First lien senior secured loan	S +	4.00%	11/2028	24,522	24,436	24,153	6.1%
Covetrus, Inc.(11)	First lien senior secured loan	S +	5.00%	10/2029	14,850	14,101	14,856	3.7%
HAH Group Holding Company LLC (dba Help at Home)(6)(10)	First lien senior secured loan	S +	5.00%	10/2027	8,918	8,699	8,829	2.2%
Phoenix Newco, Inc. (dba Parexel)(10)	First lien senior secured loan	S +	3.25%	11/2028	26,950	26,862	27,001	6.8%
Physician Partners, LLC(11)	First lien senior secured loan	S +	4.00%	12/2028	9,800	9,728	7,265	1.8%
						83,826	82,104	20.6%
Healthcare technology
Athenahealth Group Inc.(10)	First lien senior secured loan	S +	3.25%	02/2029	17,518	17,456	17,329	4.3%
Bracket Intermediate Holding Corp.(11)	First lien senior secured loan	S +	5.00%	05/2028	19,850	19,342	19,880	5.0%
Cotiviti, Inc.(11)	First lien senior secured loan	S +	3.25%	03/2031	10,000	9,951	9,983	2.5%
Imprivata, Inc.(6)(11)	First lien senior secured loan	S +	3.50%	12/2027	19,650	19,650	19,650	4.9%
PointClickCare Technologies, Inc.(6)(11)	First lien senior secured loan	S +	4.00%	12/2027	4,838	4,789	4,838	1.2%
Project Ruby Ultimate Parent Corp. (dba Wellsky)(10)	First lien senior secured loan	S +	3.50%	03/2028	5,000	4,977	5,000	1.3%
						76,165	76,680	19.2%
Insurance
Acrisure, LLC(10)	First lien senior secured loan	S +	4.50%	11/2030	9,900	9,806	9,925	2.5%
Asurion, LLC(10)	First lien senior secured loan	S +	4.25%	08/2028	7,851	7,534	7,567	1.9%
Broadstreet Partners, Inc.(10)	First lien senior secured loan	S +	4.25%	01/2029	4,975	4,976	4,985	1.3%
Integro Parent Inc.(6)	First lien senior secured loan	S +	12.25% (PIK)	10/2024	3,718	3,718	3,718	0.9%
Integro Parent Inc.(6)(9)	First lien senior secured revolving loan	S +	12.25% (PIK)	10/2024	749	750	749	0.2%
Hyperion Refinance S.à r.l (dba Howden Group)(10)	First lien senior secured loan	S +	4.00%	04/2030	24,800	24,069	24,861	6.3%
Truist Insurance Holdings, LLC(10)	First lien senior secured loan	S +	3.25%	03/2031	12,500	12,469	12,479	3.1%
						63,322	64,284	16.2%
Internet software and services
Barracuda Networks, Inc.(11)	First lien senior secured loan	S +	4.50%	08/2029	24,688	24,086	24,522	6.2%
Cloud Software Group, Inc.(6)(11)	First lien senior secured loan	S +	4.50%	03/2031	5,000	4,964	4,975	1.2%
Fortra, LLC (f/k/a Help/Systems Holdings, Inc.)(10)	First lien senior secured loan	S +	4.00%	11/2026	14,656	14,583	14,163	3.6%
Proofpoint, Inc.(10)	First lien senior secured loan	S +	3.25%	08/2028	9,974	9,919	9,974	2.5%
						53,552	53,634	13.5%
Manufacturing
Engineered Machinery Holdings, Inc. (dba Duravant)(11)	First lien senior secured loan	S +	3.75%	05/2028	34,213	34,101	34,069	8.4%
Gloves Buyer, Inc. (dba Protective Industrial Products)(6)(10)	First lien senior secured loan	S +	4.00%	12/2027	14,687	14,556	14,687	3.6%

Blue Owl Capital Corporation Senior Loan Fund's Portfolio as of March 31, 2024 ($ in thousands) (Unaudited)
Company(1)(2)(4)(5)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(3)	Fair Value	Percentage of Members' Equity
Pro Mach Group, Inc.(10)	First lien senior secured loan	S +	3.75%	08/2028	24,506	24,507	24,581	6.2%
						73,164	73,337	18.2%
Professional services
Apex Group Treasury LLC(11)	First lien senior secured loan	S +	3.75%	07/2028	32,270	32,191	32,202	8.1%
Sovos Compliance, LLC(10)	First lien senior secured loan	S +	4.50%	08/2028	25,195	25,080	24,942	6.3%
Vistage International, Inc.(11)	First lien senior secured loan	S +	4.75%	07/2029	9,975	9,926	9,950	2.5%
						67,197	67,094	16.9%
Telecommunications
EOS U.S. Finco LLC(11)	First lien senior secured loan	S +	6.00%	10/2029	21,924	20,811	17,890	4.5%
EOS U.S. Finco LLC(7)(8)(11)	First lien senior secured delayed draw term loan	S +	6.00%	10/2029	71	13	(338)	(0.1)%
						20,824	17,552	4.4%

Total Debt Investments						$1,080,953	$1,067,211	267.8%
Total Investments						$1,080,953	$1,067,211	267.8%
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
(4)Unless otherwise indicated, all investments are considered Level 2 investments.
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
(6)Level 3 investment.
(7)Position or portion thereof is an unfunded loan commitment.
(8)The negative cost is the result of the capitalized discount being greater than the principal amount outstanding on the loan. The negative fair value is the result of the capitalized discount on the loan.
(9)Investment is not pledged as collateral under OBDC SLF’s credit facilities.
(10)The interest rate on these loans is subject to 1 month SOFR, which as of March 31, 2024 was 5.33%.
(11)The interest rate on these loans is subject to 3 month SOFR, which as of March 31, 2024 was 5.30%.

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
(11)The interest rate on these loans is subject to 3 month SOFR, which as of December 31, 2023 was 5.33%.
(12)The interest rate on these loans is subject to 6 month SOFR, which as of December 31, 2023 was 5.16%.
The table below presents selected balance sheet information for OBDC SLF as of the following periods:

($ in thousands)	March 31, 2024 (Unaudited)	December 31, 2023
Assets
Investments at fair value (amortized cost of $1,080,953 and $1,101,110, respectively)	$1,067,211	$1,087,898
Cash	90,542	37,617
Interest receivable	7,878	7,734
Prepaid expenses and other assets	3,463	6,993
Total Assets	$1,169,094	$1,140,242
Liabilities
Debt (net of unamortized debt issuance costs of $4,616 and $4,930 respectively)	$709,531	$721,953
Distributions payable	17,252	14,832
Payable for investments purchased	32,408	—
Accrued expenses and other liabilities	11,407	11,702
Total Liabilities	$770,598	$748,487
Members' Equity
Members' Equity	398,496	391,755
Members' Equity	398,496	391,755
Total Liabilities and Members' Equity	$1,169,094	$1,140,242

The table below presents selected statement of operations information for OBDC SLF for the following periods:

	For the Three Months Ended March 31,
($ in thousands)	2024 (Unaudited)	$2023 (Unaudited)
Investment Income
Interest income	$31,808	$23,641
Other income	99	64
Total Investment Income	31,907	23,705
Expenses
Interest expense	13,927	11,319
Professional fees	212	242
Total Expenses	14,139	11,561
Net Investment Income Before Taxes	17,768	12,144
Tax expense (benefit)	174	709
Net Investment Income After Taxes	$17,594	$11,435
Net Realized and Change in Unrealized Gain (Loss) on Investments
Net change in unrealized gain (loss) on investments	(530)	8,676
Net realized gain on investments	(572)	23
Total Net Realized and Change in Unrealized Gain (Loss) on Investments	(1,102)	8,699
Net Increase in Members' Equity Resulting from Operations	$16,492	$20,134
On August 9, 2017, Sebago Lake Financing LLC and SL Lending LLC, wholly-owned subsidiaries of OBDC SLF, entered into a credit facility with Goldman Sachs Bank USA. Goldman Sachs Bank USA serves as the sole lead arranger, syndication agent and administrative agent, and State Street Bank and Trust Company serves as the collateral administrator and agent. The credit facility includes a maximum borrowing capacity of $500 million. On June 22, 2021, Sebago Lake Financing LLC and SL Lending LLC entered into an amendment with Goldman Sachs Bank USA to extend the reinvestment period on the credit facility to October 6, 2021, and again on September 20, 2021, extended the reinvestment period on the credit facility to December 6, 2021. As of March 31, 2024, there was $428.9 million outstanding under the credit facility.
On March 1, 2022, SLF Financing I LLC, a wholly-owned subsidiary of OBDC SLF, entered into a credit facility with Natixis, New York Branch which serves as the administrative agent and the initial lender, and State Street Bank and Trust Company which serves as the collateral agent, collateral administrator and custodian. The re-investment period on the credit facility ended on March 1, 2024 and the maturity date of the credit facility is March 1, 2032. As of March 31, 2024, there is borrowing capacity of $285.3 million, all of which remains outstanding under the credit facility.
The table below presents the components of interest expense for the following periods:

	For the Three Months Ended March 31,
($ in thousands)	2024	2023
Interest expense	$13,537	$10,942
Amortization of debt issuance costs	390	377
Total Interest Expense	$13,927	$11,319
Average interest rate	7.4%	6.5%
Average daily borrowings	$726,298	$669,583

Results of Operations
The below table presents our operating results for the following periods:

	For the Three Months Ended March 31,
($ in millions)	2024	2023
Total Investment Income	$399.6	$377.6
Less: Operating expenses	211.6	196.4
Net Investment Income (Loss) Before Taxes	$188.0	$181.2
Less: Income tax expense (benefit), including excise tax expense (benefit)	5.2	3.4
Net Investment Income (Loss) After Taxes	$182.8	$177.8
Net change in unrealized gain (loss)	6.6	76.6
Net realized gain (loss)	(6.9)	(52.6)
Net Increase (Decrease) in Net Assets Resulting from Operations	$182.5	$201.8
Net increase (decrease) in net assets resulting from operations can vary from period to period as a result of various factors, including the level of new investment commitments, expenses, the recognition of realized gains and losses and changes in unrealized appreciation and depreciation on the investment portfolio. For the period ended March 31, 2024, our net asset value per share increased, primarily driven by earnings in excess of our dividends paid.

Investment Income
The table below presents investment income for the following periods:

	For the Three Months Ended March 31,
($ in millions)	2024	2023
Interest income from investments	$302.6	$291.4
Payment-in-kind interest income from investments	41.4	43.1
Dividend income from investments	50.1	39.8
Other income	5.5	3.3
Total investment income	$399.6	$377.6
For the three months ended March 31, 2024 and 2023
Investment income increased to $399.6 million for the three months ended March 31, 2024 from $377.6 million for the same period in prior year primarily due to an increase in interest income earned from prepayment fees and accelerated amortization of upfront fees from unscheduled paydowns (which are non-recurring in nature), partially offset by a decrease in our debt investments portfolio at par from $11.7 billion as of March 31, 2023 to $10.6 billion as of March 31, 2024. These fees increased to $10.6 million for the three months ended March 31, 2024 from $0.7 million for the same period in prior year due to an increase in repayment activity for the period. For the three months ended March 31, 2024 and 2023, payment-in-kind income represented 12.9% and 14.0% of investment income, respectively. Dividend income increased to $50.1 million from $39.8 million in the prior period, primarily due to an increase in dividends earned from our controlled, affiliated and non-controlled, affiliated equity investments. Other income increased period-over-period due to an increase in incremental fee income, which are fees that are generally available to us as a result of closing investments and normally paid at the time of closing. We expect that investment income will vary based on a variety of factors including the pace of our originations and repayments.

Expenses
The table below presents our expenses for the following periods:

	For the Three Months Ended March 31,
($ in millions)	2024	2023
Interest expense	$119.1	$104.0
Management fee	47.3	48.1
Performance based incentive fees	38.8	37.7
Professional fees	3.6	3.7
Directors' fees	0.3	0.2
Other general and administrative	2.5	2.7
Total operating expenses	$211.6	$196.4
Under the terms of the Administration Agreement, we reimburse the Adviser for services performed for us. In addition, pursuant to the terms of the Administration Agreement, the Adviser may delegate its obligations under the Administration Agreement to an affiliate or to a third party and we reimburse the Adviser for any services performed for us by such affiliate or third party.
For the three months ended March 31, 2024 and 2023
Total expenses increased to $211.6 million for the three months ended March 31, 2024 from $196.4 million for the same period in the prior year primarily due to an increase in interest expense. The increase in interest expense was driven by an increase in the average interest rate to 5.8% from 5.2% period over period while our average daily borrowings outstanding stayed consistent at $7.5 billion during both periods. As a percentage of total assets, management fees, incentive fees, professional fees, directors’ fees and other general and administrative expenses remained relatively consistent period over period.
Income Taxes, Including Excise Taxes
We have elected to be treated as a RIC under Subchapter M of the Code, and we intend to operate in a manner so as to continue to qualify for the tax treatment applicable to RICs. To qualify for tax treatment as a RIC, we must, among other things, distribute to our shareholders in each taxable year generally at least 90% of our investment company taxable income, as defined by the Code, and net tax-exempt income for that taxable year. In addition, a RIC may, in certain cases, satisfy this distribution requirement by distributing dividends relating to a taxable year after the close of such taxable year under the “spillover dividend” provisions of subchapter M. As of March 31, 2024 we have generated undistributed taxable earnings “spillover” of $0.30 per share. The undistributed taxable earnings spillover will be carried forward toward distributions to be paid in accordance with RIC requirements. To maintain our tax treatment as a RIC, we, among other things, intend to make the requisite distributions to our shareholders, which generally relieves us from U.S. federal income taxes at corporate rates.
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
For the three months ended March 31, 2024 and 2023, we recorded U.S. federal income tax expense/(benefit) of $5.2 million and $3.4 million, respectively, including U.S. federal excise tax expense/(benefit) of $1.8 million and $1.6 million, respectively.
Certain of our consolidated subsidiaries are subject to U.S. federal and state income taxes. For the three months ended March 31, 2024 and 2023, we recorded a net tax expense of approximately $3.5 million and $1.8 million for taxable subsidiaries, respectively. The income tax expense for our taxable consolidated subsidiaries will vary depending on the level of investment income earnings and realized gains from the exits of investments held by such taxable subsidiaries during the respective periods.

Net Unrealized Gains (Losses)
We fair value our portfolio investments quarterly and any changes in fair value are recorded as unrealized gains or losses. During the following periods, net unrealized gains (losses) were:

	For the Three Months Ended March 31,
($ in millions)	2024	2023
Net change in unrealized gain (loss) on investments	$8.6	$75.7
Income tax (provision) benefit(1)	—	(0.3)
Net change in translation of assets and liabilities in foreign currencies	(1.9)	1.2
Net change in unrealized gain (loss)	$6.7	$76.6
_______________
(1)Rounds to less than $0.1 for the period ended March 31, 2024.
For the Three Months Ended March 31, 2024 and 2023
For the three months ended March 31, 2024, the net unrealized gain was primarily driven by an increase in the fair value of certain debt and equity investments as well as reversals of prior period unrealized losses that were realized during the period in connection with the restructuring of certain debt investments as compared to December 31, 2023. This was partially offset by decreases in the fair value of certain debt investments as further detailed below. The ten largest contributors to the change in net unrealized gain (loss) on investments during the following period consisted of the following:

For the Three Months Ended March 31, 2024
Portfolio Company ($ in millions)	Net Change in Unrealized Gain (Loss)
Remaining Portfolio Companies	$13.3
Fifth Season Investments LLC(1)	7.4
Wingspire Capital Holdings LLC(1)	6.5
Conair Holdings LLC	5.4
The Better Being Co., LLC (fka Nutraceutical International Corporation)	4.8
KPCI Holdings, L.P.	4.5
Valence Surface Technologies LLC	3.4
Peter C. Foy & Associates Insurance Services, LLC (dba PCF Insurance Services)	(2.8)
PHM Netherlands Midco B.V. (dba Loparex)	(3.4)
Pluralsight, LLC	(14.0)
H-Food Holdings, LLC	(16.5)
Total	$8.6
________
(1)Portfolio company is controlled, affiliated investment.

For the three months ended March 31, 2023, the net unrealized gain was primarily driven by an increase in the fair value of our debt investments as compared to December 31, 2022. As of March 31, 2023, the fair value of our debt investments as a percentage of principal was 97.1%, as compared to 97.0% as of December 31, 2022. The primary drivers of our portfolio’s unrealized gain were due to current market conditions and reversals of prior period unrealized losses that were realized in the quarter in connection with the restructuring of certain debt investments. The ten largest contributors to the change in net unrealized gain (loss) on investments during the following period consisted of the following:

For the Three Months Ended March 31, 2023
Portfolio Company ($ in millions)	Net Change in Unrealized Gain (Loss)
Walker Edison Furniture Company LLC(1)	$39.0
Remaining Portfolio Companies	27.9
Eagle Infrastructure Services, LLC(1)	12.3
ORCC Senior Loan Fund LLC (fka Sebago Lake LLC)(1)	7.4
Muine Gall LLC	5.6
Wingspire Capital Holdings LLC (1)	2.7
Aviation Solutions Midco, LLC (dba STS Aviation)	2.0
WU Holdco, Inc. (dba Weiman Products, LLC)	(2.9)
H-Food Holdings, LLC	(3.4)
Feradyne Outdoors, LLC	(3.5)
The Better Being Co., LLC (fka Nutraceutical International Corporation)	(11.4)
Total	$75.7
________
(1)Portfolio company is controlled, affiliated investment.
Net Realized Gains (Losses)
The table below presents the realized gains and losses on fully exited and partially exited portfolio companies during the following periods:

	For the Three Months Ended March 31,
($ in millions)	2024	2023
Net realized gain (loss) on investments	$(5.2)	$(52.5)
Net realized gain (loss) on foreign currency transactions	(1.7)	(0.1)
Net realized gain (loss)	$(6.9)	$(52.6)
Realized Gross Internal Rate of Return
Since we began investing in 2016 through March 31, 2024, our exited investments have resulted in an aggregate cash flow realized gross internal rate of return to us of approximately 10% (based on total capital invested of $12.72 billion and total proceeds from these exited investments of $15.48 billion.
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
We may from time to time enter into additional credit facilities, increase the size of our existing credit facilities, enter into additional debt securitization transactions, or issue additional debt securities. Any such incurrence or issuance would be subject to prevailing market conditions, our liquidity requirements, contractual and regulatory restrictions and other factors. In accordance with the 1940 Act, with certain limited exceptions, we are only allowed to incur borrowings, issue debt securities or issue preferred stock, if immediately after the borrowing or issuance, the ratio of total assets (less total liabilities other than indebtedness) to total indebtedness plus preferred stock, is at least 150%. Our current target ratio is 0.90x-1.25x. As of March 31, 2024, our weighted average total cost of debt was 6.4%. In addition, from time to time, we may seek to retire, repurchase, or exchange debt securities in open market purchases or by other means, including privately negotiated transactions, in each case dependent on market conditions, liquidity, contractual obligations, and other matters. The amounts involved in any such transactions, individually or in the aggregate, may be material.
As of March 31, 2024 and December 31, 2023, our asset coverage ratio was 185% and 183%, respectively. We seek to carefully consider our unfunded commitments for the purpose of planning our ongoing financial leverage. Further, we maintain sufficient borrowing capacity within the 150% asset coverage limitation to cover any outstanding unfunded commitments we are required to fund.
Cash and restricted cash as of March 31, 2024, taken together with our available debt, is expected to be sufficient for our investing activities and to conduct our operations in the near term. As of March 31, 2024, we had $1.70 billion available under our credit facilities.
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
As of March 31, 2024, we had $742.8 million in cash and restricted cash. During the three months ended March 31, 2024, $444.2 million in cash was provided by operating activities, primarily as a result of sell downs and repayments of $1.39 billion offset by funding portfolio investments of $1.03 billion and other operating activity of $86.5 million. Lastly, cash used in financing activities was $361.0 million during the period, which was primarily the result of distributions paid of $167.6 million, debt issuance costs of $17.6 million, and net repayments on debt of $175.8 million.
Equity
Equity Issuances
There were no sales of our common stock during the three months ended March 31, 2024 and 2023.
Distributions
The following tables present the distributions declared on shares of the Company’s common stock for the following periods:

	For the Three Months Ended March 31, 2024
Date Declared	Record Date	Payment Date	Distribution per Share
February 21, 2024	March 29, 2024	April 15, 2024	$0.37
February 21, 2024 (supplemental dividend)	March 1, 2024	March 15, 2024	$0.08

	For the Three Months Ended March 31, 2023
Date Declared	Record Date	Payment Date	Distribution per Share
February 21, 2023	March 31, 2023	April 14, 2023	$0.33
February 21, 2023 (supplemental dividend)	March 3, 2023	March 17, 2023	$0.04
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
The tables below present the shares distributed pursuant to the dividend reinvestment plan for the following periods:

	For the Three Months Ended March 31, 2024
Date Declared	Record Date	Payment Date	Shares
February 21, 2024 (supplemental dividend)	March 1, 2024	March 15, 2024	97,218	(1)
November 7, 2023	December 29, 2023	January 12, 2024	427,564	(1)
_______________
(1)Shares purchased in the open market in order to satisfy dividends reinvested under our dividend reinvestment program.

	For the Three Months Ended March 31, 2023
Date Declared	Record Date	Payment Date	Shares
February 21, 2023 (supplemental dividend)	March 3, 2023	March 17, 2023	77,157	(1)
November 1, 2022	December 30, 2022	January 13, 2023	583,495	(1)
_______________
(1)Shares purchased in the open market in order to satisfy dividends reinvested under our dividend reinvestment program.
Stock Repurchase Programs
2020 Stock Repurchase Program
On November 3, 2020, our Board approved the 2020 Stock Repurchase Program under which we were authorized to repurchase up to $100 million of our outstanding common stock. Under the 2020 Stock Repurchase Program, purchases were made at our management’s discretion from time to time in open-market transactions, in accordance with all applicable securities laws and regulations. On November 2, 2021, our Board approved an extension to the 2020 Stock Repurchase Program for an additional 12-months and on November 2, 2022, the 2020 Stock Repurchase Program ended in accordance with its terms. While the plan was in effect the agent had repurchased 944,076 shares of the Company’s common stock pursuant to the 2020 Stock Repurchase Program for approximately $12.6 million. For the periods ended March 31, 2024 and 2023, the agent did not repurchase any shares of our common stock pursuant to the 2020 Stock Repurchase Program.

2022 Stock Repurchase Program
On November 1, 2022, our Board approved the 2022 Stock Repurchase Program under which we may repurchase up to $150 million of our outstanding common stock. Under the 2022 Stock Repurchase Program, purchases may be made at our management’s discretion from time to time in open-market transactions, in accordance with all applicable securities laws and regulations. Unless extended by our Board, the 2022 Stock Repurchase Program will terminate 18-months from the date it was approved. Since the 2022 Stock Repurchase Program’s inception, the agent has repurchased 4,090,138 shares of our common stock pursuant to the 2022 Stock Repurchase Program for approximately $50.0 million. For the period ended March 31, 2023, repurchases under the 2022 Stock Repurchase Program were as follows. There were no repurchases during the period ended March 31, 2024.

Period ($ in millions, except share and per share amounts)(1)	Total Number of Shares Repurchased	Average Price Paid per Share	Approximate Dollar Value of Shares that have been Purchased Under the Plans	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan
January 1, 2023 - January 31, 2023	1,493,039	$12.19	$18.2	$115.9
February 1, 2023 - February 28, 2023	29,154	$12.98	$0.4	$115.5
March 1, 2023 - March 31, 2023	278,419	$12.61	$3.5	$112.0
Total	1,800,612		$22.1
Debt
Aggregate Borrowings
The tables below present debt obligations as of the following periods:

	March 31, 2024
($ in thousands)	Aggregate Principal Committed	Outstanding Principal	Amount Available(1)	Net Carrying Value(2)
Revolving Credit Facility(3)(5)	$1,895,000	$417,455	$1,416,246	$400,294
SPV Asset Facility II	300,000	20,000	280,000	15,849
CLO I	390,000	390,000	—	386,080
CLO II	260,000	260,000	—	257,505
CLO III	260,000	260,000	—	258,385
CLO IV	292,500	292,500	—	288,311
CLO V	509,625	509,625	—	507,049
CLO VII	239,150	239,150	—	237,359
CLO X	260,000	260,000	—	258,174
2025 Notes	425,000	425,000	—	423,296
July 2025 Notes	500,000	500,000	—	497,570
2026 Notes	500,000	500,000	—	495,876
July 2026 Notes	1,000,000	1,000,000	—	988,774
2027 Notes(4)	500,000	500,000	—	450,546
2028 Notes	850,000	850,000	—	839,002
2029 Notes(4)	600,000	600,000	—	581,605
Total Debt	$8,781,275	$7,023,730	$1,696,246	$6,885,675
_______________
(1)The amount available reflects any collateral related limitations at the Company level related to each credit facility’s borrowing base.
(2)The carrying value of our Revolving Credit Facility, SPV Asset Facility II, CLO I, CLO II, CLO III, CLO IV, CLO V, CLO VII, CLO X, 2025 Notes, July 2025 Notes, 2026 Notes, July 2026 Notes, 2027 Notes, 2028 Notes and 2029 Notes are presented net of deferred financing costs of $17.2 million, $4.2 million, $3.9 million, $2.5 million, $1.6 million, $4.2 million, $2.6 million, $1.8 million, $1.8 million, $1.7 million, $2.4 million, $4.1 million, $11.2 million, $5.8 million, $11.0 million and $14.0 million, respectively.
(3)Includes the unrealized translation gain (loss) on borrowings denominated in foreign currencies.
(4)Net carrying value is inclusive of change in fair market value of effective hedge.
(5)The amount available is reduced by $61.3 million of outstanding letters of credit.

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
(2)The carrying value of our Revolving Credit Facility, SPV Asset Facility II, CLO I, CLO II, CLO III, CLO IV, CLO V, CLO VI, CLO VII, CLO X, 2024 Notes, 2025 Notes, July 2025 Notes, 2026 Notes, July 2026 Notes, 2027 Notes and 2028 Notes are presented net of deferred financing costs of $18.0 million, $4.3 million, $2.4 million, $2.5 million, $1.7 million, $4.3 million, $2.6 million, $1.6 million, $1.9 million, $0.6 million, $2.1 million, $2.9 million, $4.7 million, $12.4 million, $6.0 million and $11.6 million respectively.
(3)Includes the unrealized translation gain (loss) on borrowings denominated in foreign currencies.
(4)Net carrying value is inclusive of change in fair market value of effective hedge.
(5)The amount available is reduced by $59.1 million of outstanding letters of credit.
The table below presents the components of interest expense for the following periods:

	For the Three Months Ended March 31,
($ in thousands)	2024	2023
Interest expense	$109,592	$98,328
Amortization of debt issuance costs	9,106	6,863
Net change in unrealized gain (loss) on effective interest rate swaps and hedged items(1)	431	(1,236)
Total Interest Expense	$119,129	$103,955
Average interest rate	5.8%	5.2%
Average daily borrowings	$7,474,071	$7,497,607
_______________
(1)Refer to “ITEM 1. – FINANCIAL STATEMENTS – Notes to Consolidated Financial Statements – Note 5. Debt – 2024 Notes, 2027 Notes and 2029 Notes” for details on each facility’s interest rate swap.

Senior Securities
Information about our senior securities is shown in the following table as of March 31, 2024 and the fiscal years ended December 31, 2023, 2022, 2021, 2020, 2019, 2018, 2017 and 2016.

Class and Period	Total Amount Outstanding Exclusive of Treasury Securities(1) ($ in millions)	Asset Coverage per Unit(2)	Involuntary Liquidating Preference per Unit(3)	Average Market Value per Unit(4)
Revolving Credit Facility
March 31, 2024 (Unaudited)	$417.5	$1,854	—	N/A
December 31, 2023	$419.0	$1,830	—	N/A
December 31, 2022	$557.1	$1,788	—	N/A
December 31, 2021	$892.3	$1,820	—	N/A
December 31, 2020	$252.5	$2,060	—	N/A
December 31, 2019	$480.9	$2,926	—	N/A
December 31, 2018	$308.6	$2,254	—	N/A
December 31, 2017	$—	$2,580	—	N/A
SPV Asset Facility I(6)
December 31, 2020	$—	$—	—	N/A
December 31, 2019	$300.0	$2,926	—	N/A
December 31, 2018	$400.0	$2,254	—	N/A
December 31, 2017	$400.0	$2,580	—	N/A
SPV Asset Facility II
March 31, 2024 (Unaudited)	$20.0	$1,854	—	N/A
December 31, 2023	$250.0	$1,830	—	N/A
December 31, 2022	$250.0	$1,788	—	N/A
December 31, 2021	$100.0	$1,820	—	N/A
December 31, 2020	$100.0	$2,060	—	N/A
December 31, 2019	$350.0	$2,926	—	N/A
December 31, 2018	$550.0	$2,254	—	N/A
SPV Asset Facility III(9)
December 31, 2023	$—	$—	—	N/A
December 31, 2022	$250.0	$1,788	—	N/A
December 31, 2021	$190.0	$1,820	—	N/A
December 31, 2020	$375.0	$2,060	—	N/A
December 31, 2019	$255.0	$2,926	—	N/A
December 31, 2018	$300.0	$2,254	—	N/A
SPV Asset Facility IV(8)
December 31, 2022	$—	$—	—	N/A
December 31, 2021	$155.0	$1,820	—	N/A
December 31, 2020	$295.0	$2,060	—	N/A
December 31, 2019	$60.3	$2,926	—	N/A
CLO I
March 31, 2024 (Unaudited)	$390.0	$1,854	—	N/A
December 31, 2023	$276.6	$1,830	—	N/A
December 31, 2022	$390.0	$1,788	—	N/A
December 31, 2021	$390.0	$1,820	—	N/A
December 31, 2020	$390.0	$2,060	—	N/A
December 31, 2019	$390.0	$2,926	—	N/A
CLO II
March 31, 2024 (Unaudited)	$260.0	$1,854	—	N/A
December 31, 2023	$260.0	$1,830	—	N/A
December 31, 2022	$260.0	$1,788	—	N/A
December 31, 2021	$260.0	$1,820	—	N/A
December 31, 2020	$260.0	$2,060	—	N/A
December 31, 2019	$260.0	$2,926	—	N/A

Class and Period	Total Amount Outstanding Exclusive of Treasury Securities(1) ($ in millions)	Asset Coverage per Unit(2)	Involuntary Liquidating Preference per Unit(3)	Average Market Value per Unit(4)
CLO III
March 31, 2024 (Unaudited)	$260.0	$1,854	—	N/A
December 31, 2023	$260.0	$1,830	—	N/A
December 31, 2022	$260.0	$1,788	—	N/A
December 31, 2021	$260.0	$1,820	—	N/A
December 31, 2020	$260.0	$2,060	—	N/A
CLO IV
March 31, 2024 (Unaudited)	$292.5	$1,854	—	N/A
December 31, 2023	$292.5	$1,830	—	N/A
December 31, 2022	$292.5	$1,788	—	N/A
December 31, 2021	$292.5	$1,820	—	N/A
December 31, 2020	$252.0	$2,060	—	N/A
CLO V
March 31, 2024 (Unaudited)	$509.6	$1,854	—	N/A
December 31, 2023	$509.6	$1,830	—	N/A
December 31, 2022	$509.6	$1,788	—	N/A
December 31, 2021	$196.0	$1,820	—	N/A
December 31, 2020	$196.0	$2,060	—	N/A
CLO VI(10)
March 31, 2024 (Unaudited)	$—	$—	—	N/A
December 31, 2023	$260.0	$1,830	—	N/A
December 31, 2022	$260.0	$1,788	—	N/A
December 31, 2021	$260.0	$1,820	—	N/A
CLO VII
March 31, 2024 (Unaudited)	$239.2	$1,854	—	N/A
December 31, 2023	$239.2	$1,830	—	N/A
December 31, 2022	$239.2	$1,788	—	N/A
CLO X
March 31, 2024 (Unaudited)	$260.0	$1,854	—	N/A
December 31, 2023	$260.0	$1,830	—	N/A
Subscription Credit Facility(5)
December 31, 2019	$—	$—	—	N/A
December 31, 2018	$883.0	$2,254	—	N/A
December 31, 2017	$393.5	$2,580	—	N/A
December 31, 2016	$495.0	$2,375	—	N/A
2023 Notes(7)
December 31, 2021	$—	$—	—	N/A
December 31, 2020	$150.0	$2,060	—	N/A
December 31, 2019	$150.0	$2,926	—	N/A
December 31, 2018	$150.0	$2,254	—	N/A
December 31, 2017	$138.5	$2,580	—	N/A
2024 Notes(11)
March 31, 2024 (Unaudited)	$—	$—	—	N/A
December 31, 2023	$400.0	$1,830	—	N/A
December 31, 2022	$400.0	$1,788	—	N/A
December 31, 2021	$400.0	$1,820	—	$1,089.7
December 31, 2020	$400.0	$2,060	—	$1,037.1
December 31, 2019	$400.0	$2,926	—	$1,039.3

Class and Period	Total Amount Outstanding Exclusive of Treasury Securities(1) ($ in millions)	Asset Coverage per Unit(2)	Involuntary Liquidating Preference per Unit(3)	Average Market Value per Unit(4)
2025 Notes
March 31, 2024 (Unaudited)	$425.0	$1,854	—	N/A
December 31, 2023	$425.0	$1,830	—	N/A
December 31, 2022	$425.0	$1,788	—	N/A
December 31, 2021	$425.0	$1,820	—	$1,057.3
December 31, 2020	$425.0	$2,060	—	$984.2
December 31, 2019	$425.0	$2,926	—	$997.9
July 2025 Notes
March 31, 2024 (Unaudited)	$500.0	$1,854	—	N/A
December 31, 2023	$500.0	$1,830	—	N/A
December 31, 2022	$500.0	$1,788	—	N/A
December 31, 2021	$500.0	$1,820	—	$1,049.9
December 31, 2020	$500.0	$2,060	—	$971.1
2026 Notes
March 31, 2024 (Unaudited)	$500.0	$1,854	—	N/A
December 31, 2023	$500.0	$1,830	—	N/A
December 31, 2022	$500.0	$1,788	—	N/A
December 31, 2021	$500.0	$1,820	—	$1,068.7
December 31, 2020	$500.0	$2,060	—	$1,018.5
July 2026 Notes
March 31, 2024 (Unaudited)	$1,000.0	$1,854	—	N/A
December 31, 2023	$1,000.0	$1,830	—	N/A
December 31, 2022	$1,000.0	$1,788	—	N/A
December 31, 2021	$1,000.0	$1,820	—	$1,032.8
December 31, 2020	$1,000.0	$2,060	—	$1,005.0
2027 Notes
March 31, 2024 (Unaudited)	$500.0	$1,854	—	N/A
December 31, 2023	$500.0	$1,830	—	N/A
December 31, 2022	$500.0	$1,788	—	N/A
December 31, 2021	$500.0	$1,820	—	$997.4
2028 Notes
March 31, 2024 (Unaudited)	$850.0	$1,854	—	N/A
December 31, 2023	$850.0	$1,830	—	N/A
December 31, 2022	$850.0	$1,788	—	N/A
December 31, 2021	$850.0	$1,820	—	$994.3
2029 Notes
March 31, 2024 (Unaudited)	$600.0	$1,854	—	N/A
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

(8)Facility was terminated in 2022.
(9)Facility was terminated in 2023.
(10)Facility was terminated in 2024.
(11)On January 22, 2024, we caused notice to be issued to the holders of the 2024 Notes regarding our exercise of the option to redeem in full all $400,000,000 in aggregate principal amount of the 2024 Notes at 100% of their principal amount, plus the accrued and unpaid interest thereon through, but excluding, the redemption date, March 22, 2024. On March 22, 2024, we redeemed in full all $400,000,000 in aggregate principal amount of the 2024 Notes at 100% of their principal amount, plus the accrued and unpaid interest thereon through, but excluding, March 22, 2024.

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
As of December 4, 2023, the maximum principal amount of the Revolving Credit Facility is $1.90 billion (increased from $1.85 billion to $1.90 billion on December 4, 2023), subject to availability under the borrowing base, which is based on the portfolio investments and other outstanding indebtedness. Maximum capacity under the Revolving Credit Facility may be increased to $2.78 billion through our exercise of an uncommitted accordion feature through which existing and new lenders may, at their option, agree to provide additional financing. The Revolving Credit Facility includes a $200.0 million limit for swingline loans and is secured by a perfected first-priority interest in substantially all of the portfolio investments held by us and each Guarantor, subject to certain exceptions.
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
The Revolving Credit Facility includes customary covenants, including certain limitations on the incurrence by us of additional indebtedness and on our ability to make distributions to our shareholders, or redeem, repurchase or retire shares of stock, upon the occurrence of certain events and certain financial covenants related to asset coverage and liquidity and other maintenance covenants, as well as customary events of default. The Revolving Credit Facility requires a minimum asset coverage ratio with respect to the consolidated assets of us and our subsidiaries to senior securities that constitute indebtedness of no less than 1.50 to 1.00 at any time. For further details, see “ITEM 1. – Notes to Consolidated Financial Statements – Note 5. Debt.”

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
SPV Asset Facility II
On May 22, 2018, our subsidiary, ORCC Financing II LLC (“ORCC Financing II”), a Delaware limited liability company and our subsidiary, entered into a Credit Agreement (as amended, the “SPV Asset Facility II”), with ORCC Financing II, as Borrower, the lenders from time to time parties thereto (the “SPV Asset Facility II Lenders”), Natixis, New York Branch, as Administrative Agent, State Street Bank and Trust Company, as Collateral Agent, Collateral Administrator and Custodian, and Cortland Capital Market Services LLC as Document Custodian. The parties to the SPV Asset Facility II have entered into various amendments, including to admit new lenders, increase or decrease the maximum principal amount available under the facility, extend the availability period and maturity date, change the interest rate and make various other changes. The following describes the terms of SPV Asset Facility II amended through January 17, 2024 (the “SPV Asset Facility II Ninth Amendment Date”).
From time to time, we sell and contribute certain investments to ORCC Financing II pursuant to a sale and contribution agreement by and between us and ORCC Financing II. No gain or loss will be recognized as a result of the contribution. Proceeds from the SPV Asset Facility II will be used to finance the origination and acquisition of eligible assets by ORCC Financing II, including the purchase of such assets. We retain a residual interest in assets contributed to or acquired by ORCC Financing II through our ownership of ORCC Financing II. The maximum principal amount of the SPV Asset Facility II as of the SPV Asset Facility II Ninth Amendment Date is $300.0 million (which consists of $300.0 million of revolving commitments); the availability of this amount is subject to an overcollateralization ratio test, which is based on the value of ORCC Financing II’s assets from time to time, and satisfaction of certain conditions, including an interest coverage ratio test, certain concentration limits and collateral quality tests.
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
With respect to revolving loans, amounts drawn bear interest at Term SOFR (or, in the case of certain lenders that are commercial paper conduits, the lower of their cost of funds and Term SOFR plus 0.40%) plus a spread of 2.75% during the period April 17, 2023, to the date on which the reinvestment period ends. From April 17, 2023 to the SPV Asset Facility II Commitment Termination Date, there is a commitment fee of 0.625% per annum on the undrawn amount, if any, of the revolving commitments in the SPV Asset Facility II. The SPV Asset Facility II contains customary covenants, including certain financial maintenance covenants, limitations on the activities of ORCC Financing II, including limitations on incurrence of incremental indebtedness, and customary events of default. The SPV Asset Facility II is secured by a perfected first priority security interest in the assets of ORCC Financing II and on any payments received by ORCC Financing II in respect of those assets. Assets pledged to the SPV Asset Facility II Lenders will not be available to pay our debts. For further details, see “ITEM 1. – Notes to Consolidated Financial Statements – Note 5. Debt.”

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
Amounts drawn bore interest at term SOFR (or, in the case of certain SPV Asset Facility III Lenders that are commercial paper conduits, the lower of (a) their cost of funds and (b) term SOFR, such term SOFR not to be lower than zero) plus a spread equal to 2.20% per annum, which spread would have increased (a) on and after the end of the SPV Asset Facility III Revolving Period by 0.15% per annum if no event of default had occurred and (b) by 2.00% per annum upon the occurrence of an event of default (such spread, the “Applicable Margin”). Term SOFR may have been replaced as a base rate under certain circumstances. We predominantly borrowed utilizing SOFR rate loans, generally electing one-month SOFR upon borrowing. During the SPV Asset Facility III Revolving Period, ORCC Financing III paid an undrawn fee ranging from 0.25% to 0.50% per annum on the undrawn amount, if any, of the revolving commitments in the SPV Asset Facility III. During the SPV Asset Facility III Revolving Period, if the undrawn commitments were in excess of a certain portion (initially 20% and increasing in stages to 75%) of the total commitments under the SPV Asset Facility III, ORCC Financing III would also have paid a make-whole fee equal to the Applicable Margin multiplied by such excess undrawn commitment amount, reduced by the undrawn fee payable on such excess. The SPV Asset Facility III contained customary covenants, including certain financial maintenance covenants, limitations on the activities of ORCC Financing III, including limitations on incurrence of incremental indebtedness, and customary events of default. The SPV Asset Facility III was secured by a perfected first priority security interest in the assets of ORCC Financing III and on any payments received by ORCC Financing III in respect of those assets. Assets pledged to the SPV Asset Facility III Lenders were not available to pay our debts. For further details, see “ITEM 1. – Notes to Consolidated Financial Statements – Note 5. Debt.”
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
From the SPV Asset Facility IV Closing Date to the SPV Asset Facility IV Termination Date, there was a commitment fee ranging from 0.50% to 0.75% per annum on the undrawn amount, if any, of the revolving commitments in the SPV Asset Facility IV. The SPV Asset Facility IV contained customary covenants, including certain financial maintenance covenants, limitations on the activities of ORCC Financing IV, including limitations on incurrence of incremental indebtedness, and customary events of default. The SPV Asset Facility IV was secured by a perfected first priority security interest in the assets of ORCC Financing IV and on any payments received by ORCC Financing IV in respect of those assets. Assets pledged to the SPV Asset Facility IV Lenders were not available to pay our debts. For further details, see “ITEM 1. – Notes to Consolidated Financial Statements – Note 5. Debt.”
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
In the CLO I Transaction the CLO I Issuers (A) issued the following notes pursuant to an indenture and security agreement dated as of the CLO I Closing Date (as supplemented by the supplemental indenture dated as of the CLO I Indenture Supplement Date by and among the CLO I Issuer, the CLO I Co-Issuer and State Street Bank and Trust Company, the “CLO I Indenture”), by and among the CLO I Issuers and State Street Bank and Trust Company: (i) $242.0 million of AAA(sf) Class A Notes, which bear interest at term SOFR (plus a spread adjustment) plus 1.80%, (ii) $30.0 million of AAA(sf) Class A-F Notes, which bear interest at a fixed rate of 4.165%, and (iii) $68.0 million of AA(sf) Class B Notes, which bear interest at term SOFR (plus a spread adjustment) plus 2.70% (together, the “CLO I Notes”) and (B) borrowed $50.0 million under floating rate loans (the “Class A Loans” and together with the CLO I Notes, the “CLO I Debt”), which bear interest at term SOFR (plus a spread adjustment) plus 1.80%, under a credit agreement (the “CLO I Credit Agreement”), dated as of the CLO I Closing Date, by and among the CLO I Issuers, as borrowers, various financial institutions, as lenders, and State Street Bank and Trust Company, as collateral trustee and loan agent. The Class A Loans may be exchanged by the lenders for Class A Notes at any time, subject to certain conditions under the CLO I Credit Agreement and the CLO I Indenture. The CLO I Debt is scheduled to mature on the Payment Date (as defined in the CLO I Indenture) in May, 2031. The CLO I Notes were privately placed by Natixis Securities Americas, LLC and SG Americas Securities, LLC.
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
The CLO I Notes were offered in reliance on Section 4(a)(2) of the Securities Act. The CLO I Notes have not been registered under the Securities Act or any state securities (e.g., “blue sky”) laws and, unless so registered, may not be offered or sold in the United States absent registration with the Securities and Exchange Commission or pursuant to an exemption from, or in a transaction not subject to, the registration requirements of the Securities Act as applicable. For further details, see “ITEM 1. – Notes to Consolidated Financial Statements – Note 5. Debt.”
CLO I Refinancing
On January 4, 2024 (the “CLO I Refinancing Date”), we completed a $390.0 million term debt securitization refinancing (the “CLO I Refinancing”), also known as a collateralized loan obligation refinancing, which is a form of secured financing incurred by us. The secured notes issued in the CLO I Refinancing and the secured loan borrowed in the CLO I Refinancing were issued and incurred, as applicable, by our subsidiary Owl Rock CLO I, LLC, a limited liability company organized under the laws of the State of Delaware (the “CLO I Refinancing Issuer”) and are backed by a portfolio of collateral obligations consisting of middle market loans and participation interests in middle market loans as well as by other assets of the Issuer.
The CLO I Refinancing was executed by (A) the issuance of the following classes of notes pursuant to an indenture and security agreement dated as of May 28, 2019 (the “Original CLO I Closing Date”) by and among Owl Rock CLO I, Ltd., as issuer (the “Original CLO I Issuer”), the CLO I Refinancing Issuer, as co-issuer and State Street Bank and Trust Company, as supplemented by the first supplemental indenture dated as of June 28, 2023 and as further amended by the second supplemental indenture dated as of the Refinancing Date (the “CLO I Refinancing Indenture”), by and between the CLO I Refinancing Issuer and State Street Bank and Trust Company: (i) $221.4 million of AAA(sf) Class A-NR Notes, which bear interest at the Benchmark, as defined in the CLO I Refinancing Indenture, plus 2.40%, (ii) $25.0 million of AAA(sf) Class A-FR Notes, which bear interest at 6.35%, (iii) $41.6 million of AA(sf) Class B-R Notes, which bear interest at the Benchmark plus 3.25% and (iv) $52.0 million of A(sf) Class C Notes, which bear interest at the Benchmark plus 4.25% (together, the “CLO I Refinancing Secured Notes”) and (B) the borrowing by the CLO I Refinancing Issuer of $50.0 million under floating rate Class A-LR loans (the “CLO I Refinancing Class A-LR Loans” and together with the CLO I Refinancing Secured Notes, the “CLO I Refinancing Secured Debt”). The CLO I Refinancing Class A-LR Loans bear interest at the Benchmark plus 2.40%. The CLO I Class A-LR Loans were borrowed under a credit agreement (the “CLO I Class A-LR Credit Agreement”), dated as of the CLO I Refinancing Date, by and among the CLO I Refinancing Issuer, as borrower, various financial institutions and other persons, as lenders, and State Street Bank and Trust Company, as collateral trustee and loan agent. The CLO I Refinancing Secured Debt is secured by middle market loans, participation interests in middle market loans and other assets of the CLO I Refinancing Issuer. The CLO I Refinancing Secured Debt is scheduled to mature on the Payment Date (as defined in the CLO I Refinancing Indenture) in February, 2036. The CLO I Refinancing Secured Notes were privately placed by Natixis Securities Americas LLC. The proceeds from the CLO I Refinancing were used to redeem in full the classes of debt issued on the Original CLO I Closing Date, to redeem a portion of the preferred shares of the CLO I Refinancing Issuer as described below and to pay expenses incurred in connection with the CLO I Refinancing. On the CLO I Refinancing Date, the Original CLO I Issuer was merged with and into the CLO I Refinancing Issuer, with the CLO I Refinancing Issuer surviving the merger. The CLO I Refinancing Issuer assumed by all operation of law all of the rights and obligations of the Original CLO I Issuer, including the subordinated securities issued by the Original CLO I Issuer on the Original CLO I Closing Date.
Concurrently with the issuance of the CLO I Refinancing Secured Notes and the borrowing under the CLO I Refinancing Class A-LR Loans, the CLO I Refinancing Issuer redeemed $85.3 million of subordinated securities, for a total of $120.8 million of outstanding subordinated securities in the form of 120,800 preferred shares ($1,000 per preferred share) (the “CLO I Refinancing Preferred Shares”) held by us. The CLO I Refinancing Preferred Shares were issued by the CLO I Refinancing Issuer as part of its issued share capital and are not secured by the collateral securing the CLO I Refinancing Secured Debt. We act as retention holder in connection with the CLO I Refinancing for the purposes of satisfying certain U.S., European Union and United Kingdom regulations requiring sponsors of securitization transactions to retain exposure to the performance of the securitized assets and as such is required to retain a portion of the CLO I Refinancing Preferred Shares.

On the Original CLO I Closing Date, the Original CLO I Issuer entered into a loan sale agreement with us, which provided for the sale and contribution of approximately $247.0 million par amount of middle market loans from the us to the Original CLO I Issuer on the Original CLO I Closing Date and for future sales from the us to the Original CLO I Issuer on an ongoing basis. As part of the CLO I Refinancing, we and the CLO I Refinancing Issuer, as the successor to the Original CLO I Issuer, entered into an amended and restated loan sale agreement with us dated as of the CLO I Refinancing Date (the “OBDC CLO I Refinancing Loan Sale Agreement”), pursuant to which the CLO I Refinancing Issuer assumed all ongoing obligations of the Original CLO I Issuer under the original agreement and we sold approximately $106.0 million par amount middle market loans to the CLO I Refinancing Issuer on the CLO I Refinancing Date and provides for future sales from us to the CLO I Refinancing Issuer on an ongoing basis. Such loans constituted part of the portfolio of assets securing the CLO I Refinancing Secured Debt. A portion of the portfolio assets securing the CLO I Refinancing Secured Debt consists of middle market loans purchased by the Original CLO I Issuer from ORCC Financing II LLC, a wholly-owned subsidiary of our, under an additional loan sale agreement executed on the Original CLO I Closing Date between the Original CLO I Issuer and ORCC Financing II LLC and which the CLO I Refinancing Issuer and ORCC Financing II LLC amended and restated on the CLO I Refinancing Date (the “ORCC Financing II CLO I Loan Sale Agreement”) in connection with the refinancing. No gain or loss was recognized as a result of these sales and contributions. We and ORCC Financing II LLC each made customary representations, warranties, and covenants to the CLO I Refinancing Issuer under the applicable loan sale agreement.
Through the Payment Date in February 2028 (as defined in the CLO I Refinancing Indenture), a portion of the proceeds received by the CLO I Refinancing Issuer from the loans securing the CLO I Refinancing Secured Notes may be used by the CLO I Refinancing Issuer to purchase additional middle market loans under the direction of the Adviser, in its capacity as collateral manager for the CLO I Refinancing Issuer and in accordance with our investing strategy and ability to originate eligible middle market loans.
The CLO I Refinancing Secured Debt is the secured obligation of the CLO I Refinancing Issuer, and the CLO I Refinancing Indenture and CLO I Refinancing Class A-LR Credit Agreement each includes customary covenants and events of default. The CLO I Refinancing Secured Notes have not been registered under the Securities Act, or any state securities (e.g., “blue sky”) laws, and may not be offered or sold in the United States absent registration with the Securities and Exchange Commission or pursuant to an applicable exemption from such registration.
The Adviser serves as collateral manager for the CLO I Refinancing Issuer under an amended and restated collateral management agreement dated as of the CLO I Refinancing Date (the “CLO I Refinancing Collateral Management Agreement”). The Adviser is entitled to receive fees for providing these services. The Adviser has waived its right to receive such fees but may rescind such waiver at any time; provided, however, that if the Adviser rescinds such waiver, the management fee payable to the Adviser pursuant to the Amended and Restated Investment Advisory Agreement, dated March 31, 2022, between us and the Adviser will be offset by the amount of the collateral management fee attributable to the CLO I Refinancing Issuer’s equity or notes owned by us. For further details, see “ITEM 1. – Notes to Consolidated Financial Statements – Note 5. Debt.”
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
The CLO II Refinancing was executed by the issuance of the following classes of notes pursuant to an indenture and security agreement dated as of December 12, 2019 (such date, the “CLO II Closing Date,” and such agreement, the “CLO II Indenture”), as supplemented by the first supplemental indenture dated as of the CLO II Refinancing Date and as further supplemented by the second supplemental indenture dated as of the CLO II Refinancing Indenture Supplement Date by and among the CLO II Issuer, the CLO II Co-Issuer and State Street Bank And Trust Company, the “CLO II Refinancing Indenture”), by and among the CLO II Issuers and State Street Bank and Trust Company: (i) $204.0 million of AAA(sf) Class A-LR Notes, which bear interest at term SOFR (plus a spread adjustment) plus 1.55%, (ii) $20.0 million of AAA(sf) Class A-FR Notes, which bear interest at a fixed rate of 2.48% and (iii) $36.0 million of AA(sf) Class B-R Notes, which bear interest at term SOFR (plus a spread adjustment) plus 1.90% (together, the “CLO II Refinancing Debt”). The CLO II Refinancing Debt is secured by the middle market loans, participation interests in middle market loans and other assets of the CLO II Issuer. The CLO II Refinancing Debt is scheduled to mature on the Payment Date (as defined in the CLO II Refinancing Indenture) in April, 2033. The CLO II Refinancing Debt was privately placed by Deutsche Bank Securities Inc. The proceeds from the CLO II Refinancing were used to redeem in full the classes of notes issued on the CLO II Closing Date.
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
The Adviser serves as collateral manager for the CLO II Issuer under a collateral management agreement dated as of the CLO II Closing Date. The Adviser is entitled to receive fees for providing these services. The Adviser has waived its right to receive such fees but may rescind such waiver at any time; provided, however, that if the Adviser rescinds such waiver, the management fee payable to the Adviser pursuant to the Investment Advisory Agreement will be offset by the amount of the collateral management fee attributable to the CLO II Issuers’ equity or notes that we own. For further details, see “ITEM 1. – Notes to Consolidated Financial Statements – Note 5. Debt.”
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
The CLO III Transaction was executed by the issuance of the following classes of notes and preferred shares pursuant to an indenture and security agreement dated as of the CLO III Closing Date (as supplemented by the supplemental indenture dated as of the CLO III Indenture Supplement Date by and among the CLO III Issuer, the CLO III Co-Issuer and State Street Bank And Trust Company, the “CLO III Indenture”), by and among the CLO III Issuers and State Street Bank and Trust Company: (i) $166.0 million of AAA(sf) Class A-1L Notes, which bear interest at term SOFR (plus a spread adjustment) plus 1.80%, (ii) $40 million of AAA(sf) Class A-1F Notes, which bear interest at a fixed rate of 2.75%, (iii) $20.0 million of AAA(sf) Class A-2 Notes, which bear interest at term SOFR (plus a spread adjustment) plus 2.00%, and (iv) $34.0 million of AA(sf) Class B Notes, which bear interest at term SOFR (plus a spread adjustment) plus 2.45% (together, the “CLO III Debt”). The CLO III Debt is scheduled to mature on the Payment Date (as defined in the CLO III Indenture) in April, 2032. The CLO III Debt was privately placed by SG Americas Securities, LLC.
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
The CLO III Debt was offered in reliance on Section 4(a)(2) of the Securities Act. The CLO III Debt has not been registered under the Securities Act or any state securities laws (e.g., “blue sky”) and, unless so registered, may not be offered or sold in the United States absent registration with the Securities and Exchange Commission or pursuant to an exemption from, or in a transaction not subject to, the registration requirements of the Securities Act as applicable. For further details, see “ITEM 1. – Notes to Consolidated Financial Statements – Note 5. Debt.”
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
The CLO IV Refinancing was executed by the issuance of the following classes of notes pursuant to an indenture and security agreement dated as of May 28, 2020 (such date, the “CLO IV Closing Date,” and such agreement, the “CLO IV Indenture”), as supplemented by the first supplemental indenture dated as of the CLO IV Refinancing Date and as further supplemented by the second supplemental indenture dated as of the CLO IV Refinancing Indenture Supplement Date) by and among the CLO IV Issuer, the CLO IV Co-Issuer and State Street Bank And Trust Company, the “CLO IV Refinancing Indenture”), by and among the CLO IV Issuers and State Street Bank and Trust Company: (i) $252.0 million of AAA(sf) Class A-1-R Notes, which bear interest at term SOFR (plus a spread adjustment) plus 1.60% and (ii) $40.5 million of AA(sf) Class A-2-R Notes, which bear interest at term SOFR (plus a spread adjustment) plus 1.90% (together, the “CLO IV Refinancing Secured Notes”). The CLO IV Refinancing Secured Notes are secured by the middle market loans, participation interests in middle market loans and other assets of the CLO IV Issuer. The CLO IV Refinancing Secured Notes are scheduled to mature on the Payment Date (as defined in the CLO IV Indenture) in August, 2033. The CLO IV Refinancing Secured Notes were privately placed by Natixis Securities Americas LLC. The proceeds from the CLO IV Refinancing were used to redeem in full the classes of notes issued on the CLO IV Closing Date, to redeem a portion of the preferred shares of the CLO IV Issuer as described below and to pay expenses incurred in connection with the CLO IV Refinancing.
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

The Adviser serves as collateral manager for the CLO IV Issuer under a collateral management agreement dated as of the CLO IV Closing Date. The Adviser is entitled to receive fees for providing these services. The Adviser has waived its right to receive such fees but may rescind such waiver at any time; provided, however, that if the Adviser rescinds such waiver, the management fee payable to the Adviser pursuant to the Investment Advisory Agreement will be offset by the amount of the collateral management fee attributable to the CLO IV Issuers’ equity or notes we own. For further details, see “ITEM 1. – Notes to Consolidated Financial Statements – Note 5. Debt.”
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
The CLO V Transaction was executed by the issuance of the following classes of notes and preferred shares pursuant to an indenture and security agreement dated as of the CLO V Closing Date (the “CLO V Indenture”), by and among the CLO V Issuers and State Street Bank and Trust Company: (i) $182.0 million of AAA(sf)/AAAsf Class A-1 Notes, which bear interest at three-month LIBOR plus 1.85% and (ii) $14.0 million of AAA(sf) Class A-2 Notes, which bear interest at three-month LIBOR plus 2.20% (together, the “CLO V Secured Notes”). The CLO V Secured Notes are secured by the middle market loans, participation interests in middle market loans and other assets of the CLO V Issuer. The CLO V Secured Notes are scheduled to mature on the Payment Date (as defined in the CLO V Indenture) in November, 2029. The CLO V Secured Notes were privately placed by Natixis Securities Americas LLC.
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

The CLO V Refinancing was executed by the issuance of the following classes of notes pursuant to the CLO V Indenture as supplemented by the supplemental indenture dated as of the CLO V Refinancing Date (the “CLO V Refinancing Indenture”), by and among the CLO V Refinancing Issuer and State Street Bank and Trust Company: (i) $354.4 million of AAA(sf) Class A-1R Notes, which bear interest at the Benchmark, as defined in the CLO V Refinancing Indenture, plus 1.78%, (ii) $30.4 million of AAA(sf) Class A-2R Notes, which bear interest at the Benchmark plus 1.95%, (iii) $49.0 million of AA(sf) Class B-1 Notes, which bear interest at the Benchmark plus 2.20%, (iv) $5.0 million of AA(sf) Class B-2 Notes, which bear interest at 4.25%, (v) $31.5 million of A(sf) Class C-1 Notes, which bear interest at the Benchmark plus 3.15% and (vi) $39.4 million of A(sf) Class C-2 Notes, which bear interest at 5.10% (together, the “CLO V Refinancing Secured Notes”). The CLO V Refinancing Secured Notes are secured by the middle market loans, participation interests in middle market loans and other assets of the Issuer. The CLO V Refinancing Secured Notes are scheduled to mature on the Payment Date (as defined in the CLO V Refinancing Indenture) in April, 2034. The CLO V Refinancing Secured Notes were privately placed by Natixis Securities Americas LLC. The proceeds from the CLO V Refinancing were used to redeem in full the classes of notes issued on the CLO V Closing Date and to pay expenses incurred in connection with the CLO V Refinancing.
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
On the CLO V Closing Date, the CLO V Issuer entered into a loan sale agreement with us, which provided for the sale and contribution of approximately $201.8 million par amount of middle market loans from us to the CLO V Issuer on the CLO V Closing Date and for future sales from us to the CLO V Issuer on an ongoing basis. As part of the CLO V Refinancing, we and the CLO V Refinancing Issuer, as the successor to the CLO V Issuer, entered into an amended and restated loan sale agreement with us dated as of the CLO V Refinancing Date, pursuant to which the CLO V Refinancing Issuer assumed all ongoing obligations of the CLO V Issuer under the original agreement and we sold and contributed approximately $275.7 million par amount middle market loans to the CLO V Refinancing Issuer on the CLO V Refinancing Date and provides for future sales from us to the CLO V Refinancing Issuer on an ongoing basis. Such loans constituted part of the portfolio of assets securing the CLO V Refinancing Secured Notes. A portion of the portfolio assets securing the CLO V Refinancing Secured Notes consists of middle market loans purchased by the CLO V Issuer from ORCC Financing II LLC, a wholly-owned subsidiary of ours, under an additional loan sale agreement executed on the CLO V Closing Date between the CLO V Issuer and ORCC Financing II LLC and which the CLO V Refinancing Issuer and ORCC Financing II LLC amended and restated on the CLO V Refinancing Date in connection with the refinancing. No gain or loss was recognized as a result of these sales and contributions. We and ORCC Financing II LLC each made customary representations, warranties, and covenants to the CLO V Refinancing Issuer under the applicable loan sale agreement.
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
The Adviser serves as collateral manager for the CLO V Refinancing Issuer under an amended and restated collateral management agreement dated as of the CLO V Refinancing Date. The Adviser is entitled to receive fees for providing these services. The Adviser has waived its right to receive such fees but may rescind such waiver at any time; provided, however, that if the Adviser rescinds such waiver, the management fee payable to the Adviser pursuant to the Investment Advisory Agreement will be offset by the amount of the collateral management fee attributable to the CLO V Refinancing Issuer’s equity or notes owned by us. For further details, see “ITEM 1. – Notes to Consolidated Financial Statements – Note 5. Debt.”
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

The CLO VI Transaction was executed by the issuance of the following classes of notes and preferred shares pursuant to an indenture and security agreement dated as of the CLO VI Closing Date (as supplemented by the supplemental indenture dated as of the CLO VI Indenture Supplement Date by and among the CLO VI Issuer, the CLO VI Co-Issuer and State Street Bank And Trust Company, the “CLO VI Indenture”), by and among the CLO VI Issuers and State Street Bank and Trust Company: (i) $224.0 million of AAA(sf) Class A Notes, which bear interest at term SOFR (plus a spread adjustment) plus 1.45%, (ii) $26.0 million of AA(sf) Class B-1 Notes, which bear interest at term SOFR (plus a spread adjustment) plus 1.75% and (iii) $10.0 million of AA(sf) Class B-F Notes, which bear interest at a fixed rate of 2.83% (together, the “CLO VI Secured Notes”). The CLO VI Secured Notes were secured by the middle market loans, participation interests in middle market loans and other assets of the CLO VI Issuer. The CLO VI Secured Notes were scheduled to mature on the Payment Date (as defined in the CLO VI Indenture) in June, 2032. The CLO VI Secured Notes were privately placed by SG Americas Securities, LLC.
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
As part of the CLO VI Transaction, we entered into a loan sale agreement with the CLO VI Issuer dated as of the CLO VI Closing Date, which provided for the sale and contribution of approximately $205.6 million par amount of middle market loans from us to the CLO VI Issuer on the CLO VI Closing Date and for future sales from us to the CLO VI Issuer on an ongoing basis. Such loans constitute part of the initial portfolio of assets securing the CLO VI Secured Notes. The remainder of the initial portfolio assets securing the CLO VI Secured Notes consisted of approximately $164.7 million par amount of middle market loans purchased by the CLO VI Issuer from ORCC Financing IV LLC, our wholly-owned subsidiary of ours, under an additional loan sale agreement executed on the CLO VI Closing Date between the Issuer and ORCC Financing IV LLC. No gain or loss was recognized as a result of these sales and contributions. We and ORCC Financing IV LLC each made customary representations, warranties, and covenants to the CLO VI Issuer under the applicable loan sale agreement.
Through June 20, 2024, a portion of the proceeds received by the CLO VI Issuer from the loans securing the CLO VI Secured Notes were used by the CLO VI Issuer to purchase additional middle market loans under the direction of the Adviser, in its capacity as collateral manager for the CLO VI Issuer and in accordance with our investing strategy and ability to originate eligible middle market loans.
The CLO VI Secured Notes were the secured obligation of the CLO VI Issuers, and the CLO VI Indenture included customary covenants and events of default. The CLO VI Secured Notes were not registered under the Securities Act, or any state securities (e.g., “blue sky”) laws, and were not be offered or sold in the United States absent registration with the Securities and Exchange Commission or pursuant to an applicable exemption from such registration.
The Adviser served as collateral manager for the CLO VI Issuer under a collateral management agreement dated as of the CLO VI Closing Date. The Adviser is entitled to receive fees for providing these services. The Adviser was waived its right to receive such fees but could have rescind such waiver at any time; provided, however, that if the Adviser rescinded such waiver, the management fee payable to the Adviser pursuant to the Investment Advisory Agreement would be offset by the amount of the collateral management fee attributable to the CLO VI Issuers’ equity or notes that we own. For further details, see “ITEM 1. – Notes to Consolidated Financial Statements – Note 5. Debt.”
On February 12, 2024, the CLO VI Issuer caused notice to be issued to the holders of the CLO VI Secured Notes and CLO VI Preferred Shares regarding the CLO VI Issuer’s exercise of the option to redeem the CLO VI Secured Notes and CLO VI Preferred Shares in full. On February 29, 2024, we directed State Street Bank and Trust Company, as trustee, along with the CLO VI Issuers to defer redemption of the Preferred Shares to a later date. On March 5, 2024, the CLO VI Issuer redeemed $260 million in aggregate principal amount of the CLO VI Secured Notes at 100% of their principal amount, plus the accrued and unpaid interest thereon through, but excluding, March 5, 2024. As of March 5, 2024, none of the CLO VI Secured Notes remain outstanding, and $137.8 million of CLO VI Preferred Shares remain outstanding.
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

The CLO VII Transaction was executed by (A) the issuance of the following classes of notes and preferred shares pursuant to an indenture and security agreement dated as of the CLO VII Closing Date (the “CLO VII Indenture”), by and among the CLO VII Issuer and State Street Bank and Trust Company: (i) $48.0 million of AAA(sf) Class A-1 Notes, which bear interest at three-month term SOFR plus 2.10%, (ii) $24.0 million of AAA(sf) Class A-2 Notes, which bear interest at 5.00%, (iii) $6.0 million of AA(sf) Class B-1 Notes, which bear interest at three-month term SOFR plus 2.85% and (iv) $26.2 million of AA(sf) Class B-2 Notes, which bear interest at 5.71% and (v) $10.0 million of A(sf) Class C Notes, which bear interest at 6.86% (together, the “CLO VII Secured Notes”) and (B) the borrowing by the CLO VII Issuer of $75.0 million under floating rate Class A-L1 loans (the “CLO VII Class A-L1 Loans”) and $50.0 million under floating rate Class A-L2 loans (the “CLO VII Class A-L2 Loans” and together with the CLO VII Class A-L1 Loans and the CLO VII Secured Notes, the “CLO VII Debt”). The CLO VII Class A-L1 Loans and the CLO VII Class A-L2 Loans bear interest at three-month term SOFR plus 2.10%. The CLO VII Class A-L1 Loans were borrowed under a credit agreement (the “CLO VII A-L1 Credit Agreement”), dated as of the CLO VII Closing Date, by and among the CLO VII Issuer, as borrower, various financial institutions, as lenders, and State Street Bank and Trust Company, as collateral trustee and loan agent and the CLO VII Class A-L2 Loans were borrowed under a credit agreement (the “CLO VII A-L2 Credit Agreement”), dated as of the CLO VII Closing Date, by and among the CLO VII Issuer, as borrower, various financial institutions, as lenders, and State Street Bank and Trust Company, as collateral trustee and loan agent. The CLO VII Debt is secured by middle market loans, participation interests in middle market loans and other assets of the CLO VII Issuer. The CLO VII Debt is scheduled to mature on the Payment Date (as defined in the CLO VII Indenture) in July, 2033. The CLO VII Secured Notes were privately placed by SG Americas Securities, LLC as Initial Purchaser.
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
The Adviser serves as collateral manager for the CLO VII Issuer under a collateral management agreement dated as of the CLO VII Closing Date. The Adviser is entitled to receive fees for providing these services. The Adviser has waived its right to receive such fees but may rescind such waiver at any time; provided, however, that if the Adviser rescinds such waiver, the management fee payable to the Adviser pursuant to the Amended and Restated Investment Advisory Agreement, between the Adviser and us will be offset by the amount of the collateral management fee attributable to the CLO VII Issuer’s equity or notes that we own. For further details, see “ITEM 1. – Notes to Consolidated Financial Statements – Note 5. Debt.”

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
The CLO X Transaction was executed by the issuance of the following classes of notes and preferred shares pursuant to an indenture and security agreement dated as of the CLO X Closing Date (the “CLO X Indenture”), by and among the CLO X Issuer and State Street Bank and Trust Company: (i) $228.0 million of AAA(sf) Class A Notes, which bear interest at three-month term SOFR plus 2.45% and (ii) $32.0 million of AA(sf) Class B Notes, which bear interest at three-month term SOFR plus 3.60% (together, the “CLO X Secured Notes”). The Secured Notes are secured by middle market loans, participation interests in middle market loans and other assets of the CLO X Issuer. The CLO X Secured Notes are scheduled to mature on the Payment Date (as defined in the CLO X Indenture) in April, 2035. The CLO X Secured Notes were privately placed by Deutsche Bank Securities Inc. as Initial Purchaser.
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
The Adviser serves as collateral manager for the CLO X Issuer under a collateral management agreement dated as of the CLO X Closing Date. The Adviser is entitled to receive fees for providing these services. The Adviser has waived its right to receive such fees but may rescind such waiver at any time; provided, however, that if the Adviser rescinds such waiver, the management fee payable to the Adviser pursuant to the Amended and Restated Investment Advisory Agreement, between the Adviser and us will be offset by the amount of the collateral management fee attributable to the CLO X Issuer’s equity or notes that we own. For further details, see “ITEM 1. – Notes to Consolidated Financial Statements – Note 5. Debt.
Unsecured Notes
On December 14, 2023, we entered into an agreement of removal, appointment and acceptance (the “Tripartite Agreement”), with Computershare Trust Company, N.A., as successor to Wells Fargo Bank, National Association (the “Retiring Trustee”) and Deutsche Bank Trust Company Americas (the “Successor Trustee”), with respect to the Indenture, dated April 10, 2019 between us and the Retiring Trustee (the “Base Indenture”), the first supplemental indenture, dated April 10, 2019 (the “First Supplemental Indenture”) between us and the Retiring Trustee, the second supplemental indenture, dated October 8, 2019 (the “Second Supplemental Indenture”) between us and the Retiring Trustee, the third supplemental indenture, dated January 22, 2020 (the “Third Supplemental Indenture”) between us and the Retiring Trustee, the Fourth Supplemental Indenture, dated July 23, 2020 (the “Fourth Supplemental Indenture”) between us and the Retiring Trustee, the Fifth Supplemental Indenture, dated December 8, 2020 (the “Fifth Supplemental Indenture”) between us and the Retiring Trustee, the Sixth Supplemental Indenture, dated April 26, 2021 (the “Sixth Supplemental Indenture”) between us and the Retiring Trustee, the Seventh Supplemental Indenture, dated June 11, 2021 (the

“Seventh Supplemental Indenture”), between us and the Retiring Trustee, and the Eighth Supplemental Indenture, dated January 22, 2024 (the “Eighth Supplemental Indenture”, and together with the Base Indenture, the First Supplemental Indenture, the Second Supplemental Indenture, the Third Supplemental Indenture, the Fourth Supplemental Indenture, the Fifth Supplemental Indenture, the Sixth Supplemental Indenture, and the Seventh Supplemental Indenture, the “Indenture”) between us and the Successor Trustee.
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
In connection with the issuance of the 2024 Notes, on April 10, 2019 we entered into centrally cleared interest rate swaps. The notional amount of the interest rate swaps is $400.0 million. We will receive fixed rate interest at 5.25% and pay variable rate interest based on six-month SOFR (plus a spread adjustment) plus 3.051%. The interest rate swaps mature on April 10, 2024. The interest rate swap was unwound prior to its maturity on March 22, 2024 in conjunction with the 2024 Notes redemption. Therefore, during the three months ended March 31, 2024, we made a periodic payment of $6.6 million to unwind the interest rate swap. For the three months ended March 31, 2023 the company did not make periodic payments. The interest expense related to the 2024 Notes is equally offset by the proceeds received from the interest rate swaps. The swap adjusted interest expense is included as a component of interest expense on our Consolidated Statements of Operations. As of March 31, 2024 and December 31, 2023, the interest rate swap had a fair value of $0.0 million and $(3.6) million, respectively. Depending on the nature of the balance at period end, the fair value of the interest rate swap is either included as a component of accrued expenses and other liabilities or prepaid expenses and other assets on our Consolidated Statements of Assets and Liabilities. The change in fair value of the interest rate swap is offset by the change in fair value of the 2024 Notes, with the remaining difference included as a component of interest expense on the Consolidated Statements of Operations. For further details, see “ITEM 1. – Notes to Consolidated Financial Statements – Note 5. Debt.”
On January 22, 2024, we caused notice to be issued to the trustee of the 2024 Notes regarding our exercise of the option to redeem in full all $400.0 million in aggregate principal amount of the 2024 Notes at 100.0% of their principal amount, plus the accrued and unpaid interest thereon through, but excluding, the redemption date, March 22, 2024. On March 22, 2024, we redeemed in full all $400.0 million in aggregate principal amount of the 2024 Notes at 100.0% of their principal amount, plus the accrued and unpaid interest thereon through, but excluding, March 22, 2024.
2025 Notes
On October 8, 2019, we issued $425.0 million aggregate principal amount of notes that mature on March 30, 2025 (the “2025 Notes”). The 2025 Notes bear interest at a rate of 4.00% per year, payable semi-annually on March 30 and September 30 of each year, commencing on March 30, 2020. We may redeem some or all of the 2025 Notes at any time, or from time to time, at a redemption price equal to the greater of (1) 100% of the principal amount of the 2025 Notes to be redeemed or (2) the sum of the present values of the remaining scheduled payments of principal and interest (exclusive of accrued and unpaid interest to the date of redemption) on the 2025 Notes to be redeemed, discounted to the redemption date on a semi-annual basis (assuming a 360-day year consisting of twelve 30-day months) using the applicable Treasury Rate plus 40 basis points, plus, in each case, accrued and unpaid interest to the redemption date; provided, however, that if we redeem any 2025 Notes on or after February 28, 2025 (the date falling one month prior to the maturity date of the 2025 Notes), the redemption price for the 2025 Notes will be equal to 100% of the principal amount of the 2025 Notes to be redeemed, plus accrued and unpaid interest, if any, to, but excluding, the date of redemption. For further details, see “ITEM 1. – Notes to Consolidated Financial Statements – Note 5. Debt.”

July 2025 Notes
On January 22, 2020, we issued $500.0 million aggregate principal amount of notes that mature on July 22, 2025 (the “July 2025 Notes”). The July 2025 Notes bear interest at a rate of 3.75% per year, payable semi-annually on January 22 and July 22, of each year, commencing on July 22, 2020. We may redeem some or all of the July 2025 Notes at any time, or from time to time, at a redemption price equal to the greater of (1) 100% of the principal amount of the July 2025 Notes to be redeemed or (2) the sum of the present values of the remaining scheduled payments of principal and interest (exclusive of accrued and unpaid interest to the date of redemption) on the July 2025 Notes to be redeemed, discounted to the redemption date on a semi-annual basis (assuming a 360-day year consisting of twelve 30-day months) using the applicable Treasury Rate plus 35 basis points, plus, in each case, accrued and unpaid interest to the redemption date; provided, however, that if we redeem any July 2025 Notes on or after June 22, 2025 (the date falling one month prior to the maturity date of the 2025 Notes), the redemption price for the July 2025 Notes will be equal to 100% of the principal amount of the July 2025 Notes to be redeemed, plus accrued and unpaid interest, if any, to, but excluding, the date of redemption. For further details, see “ITEM 1. – Notes to Consolidated Financial Statements – Note 5. Debt.”
2026 Notes
On July 23, 2020, we issued $500.0 million aggregate principal amount of notes that mature on January 15, 2026 (the “2026 Notes”). The 2026 Notes bear interest at a rate of 4.25% per year, payable semi-annually on January 15 and July 15 of each year, commencing on January 15, 2021. We may redeem some or all of the 2026 Notes at any time, or from time to time, at a redemption price equal to the greater of (1) 100% of the principal amount of the 2026 Notes to be redeemed or (2) the sum of the present values of the remaining scheduled payments of principal and interest (exclusive of accrued and unpaid interest to the date of redemption) on the 2026 Notes to be redeemed, discounted to the redemption date on a semi-annual basis (assuming a 360-day year consisting of twelve 30-day months) using the applicable Treasury Rate plus 50 basis points, plus, in each case, accrued and unpaid interest to the redemption date; provided, however, that if we redeem any 2026 Notes on or after December, 15 2025 (the date falling one month prior to the maturity date of the 2026 Notes), the redemption price for the 2026 Notes will be equal to 100% of the principal amount of the 2026 Notes to be redeemed, plus accrued and unpaid interest, if any, to, but excluding, the date of redemption. For further details, see “ITEM 1. – Notes to Consolidated Financial Statements – Note 5. Debt.”
July 2026 Notes
On December 8, 2020, we issued $1.00 billion aggregate principal amount of notes that mature on July 15, 2026 (the “July 2026 Notes”). The July 2026 Notes bear interest at a rate of 3.40% per year, payable semi-annually on January 15 and July 15 of each year, commencing on July 15, 2021. We may redeem some or all of the July 2026 Notes at any time, or from time to time, at a redemption price equal to the greater of (1) 100% of the principal amount of the July 2026 Notes to be redeemed or (2) the sum of the present values of the remaining scheduled payments of principal and interest (exclusive of accrued and unpaid interest to the date of redemption) on the July 2026 Notes to be redeemed, discounted to the redemption date on a semi-annual basis (assuming a 360-day year consisting of twelve 30-day months) using the applicable Treasury Rate plus 50 basis points, plus, in each case, accrued and unpaid interest to the redemption date; provided, however, that if we redeem any July 2026 Notes on or after June 15, 2026 (the date falling one month prior to the maturity date of the July 2026 Notes), the redemption price for the July 2026 Notes will be equal to 100% of the principal amount of the July 2026 Notes to be redeemed, plus accrued and unpaid interest, if any, to, but excluding, the date of redemption. For further details, see “ITEM 1. – Notes to Consolidated Financial Statements – Note 5. Debt."
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
In connection with the issuance of the 2027 Notes, on April 26, 2021 we entered into centrally cleared interest rate swaps. The notional amount of the interest rate swaps is $500.0 million. We will receive fixed rate interest at 2.625% and pay variable rate interest based on six-month SOFR (plus a spread adjustment) plus 1.769%. The interest rate swaps mature on January 15, 2027. For the three months ended March 31, 2024 and 2023, we made periodic payments of $11.6 million and $5.9 million, respectively. The interest expense related to the 2027 Notes is equally offset by the proceeds received from the interest rate swaps. The swap adjusted interest expense is included as a component of interest expense on our Consolidated Statements of Operations. As of March 31, 2024 and December 31, 2023, the interest rate swap had a fair value of $(45.7) million and $(42.1) million, respectively. Depending on the nature of the balance at period end, the fair value of the interest rate swap is either included as a component of accrued expenses and other liabilities or prepaid expenses and other assets on our Consolidated Statements of Assets and Liabilities. The change in fair value of the interest rate swap is offset by the change in fair value of the 2027 Notes, with the remaining difference included as a component of interest expense on the Consolidated Statements of Operations. For further details, see “ITEM 1. – Notes to Consolidated Financial Statements – Note 5. Debt.”
2028 Notes
On June 11, 2021, we issued $450.0 million aggregate principal amount of notes that mature on June 11, 2028 and on August 17, 2021, we issued an additional $400.0 million aggregate principal amount of our 2.875% notes due 2028 (together, the “2028 Notes”). The 2028 Notes bear interest at a rate of 2.875% per year, payable semi-annually on June 11 and December 11, of each year, commencing on December 11, 2021. We may redeem some or all of the 2028 Notes at any time, or from time to time, at a redemption price equal to the greater of (1) 100% of the principal amount of the 2028 Notes to be redeemed or (2) the sum of the present values of the remaining scheduled payments of principal and interest (exclusive of accrued and unpaid interest to the date of redemption) on the 2028 Notes to be redeemed, discounted to the redemption date on a semi-annual basis (assuming a 360-day year consisting of twelve 30-day months) using the applicable Treasury Rate plus 30 basis points, plus, in each case, accrued and unpaid interest to the redemption date; provided, however, that if we redeem any 2028 Notes on or after April 11, 2028 (the date falling two months prior to the maturity date of the 2028 Notes), the redemption price for the 2028 Notes will be equal to 100% of the principal amount of the 2028 Notes to be redeemed, plus accrued and unpaid interest, if any, to, but excluding, the date of redemption. For further details, see “ITEM 1. – Notes to Consolidated Financial Statements – Note 5. Debt.”
2029 Notes
On January 22, 2024, we issued $600.0 million aggregate principal amount of notes that mature on March 15, 2029 (the “2029 Notes”). The 2029 Notes bear interest at a rate of 5.95% per year, payable semi-annually on March 15 and September 15, of each year, commencing on September 15, 2024. We may redeem some or all of the 2029 Notes at any time, or from time to time, at a redemption price equal to the greater of (1) 100% of the principal amount of the 2029 Notes to be redeemed or (2) the sum of the present values of the remaining scheduled payments of principal and interest (exclusive of accrued and unpaid interest to the date of redemption) on the 2029 Notes to be redeemed, discounted to the redemption date on a semi-annual basis (assuming a 360-day year consisting of twelve 30-day months) using the applicable Treasury Rate plus 35 basis points, plus, in each case, accrued and unpaid interest to the redemption date; provided, however, that if we redeems any 2029 Notes on or after February 15, 2029 (the date falling one month prior to the maturity date of the 2029 Notes), the redemption price for the 2029 Notes will be equal to 100% of the principal amount of the 2029 Notes to be redeemed, plus accrued and unpaid interest, if any, to, but excluding, the date of redemption.
In connection with the issuance of the 2029 Notes, on February 9, 2024, we entered into centrally cleared interest rate swaps. The notional amount of the interest rate swaps is $600.0 million. We will receive fixed rate interest at 5.95% and pay variable rate interest based on six-month SOFR (plus a spread adjustment) plus 2.118%. The interest rate swaps mature on February 15, 2029. For the three months ended March 31, 2024 we did not make periodic payments. The interest expense related to the 2029 Notes is equally offset by the proceeds received from the interest rate swaps. The swap adjusted interest expense is included as a component of interest expense on our Consolidated Statements of Operations. As of March 31, 2024, the interest rate swap had a fair value of $(5.1) million. Depending on the nature of the balance at period end, the fair value of the interest rate swap is either included as a component of accrued expenses and other liabilities or prepaid expenses and other assets on our Consolidated Statements of Assets and Liabilities. The change in fair value of the interest rate swaps is offset by the change in fair value of the 2029 Notes, with the remaining difference included as a component of interest expense on the Consolidated Statements of Operations.

Off-Balance Sheet Arrangements
Portfolio Company Commitments
From time to time, we may enter into commitments to fund investments. The table below presents our outstanding commitments to fund investments in current portfolio companies as of the following periods:

Company ($ in thousands)	Investment	March 31, 2024	December 31, 2023
3ES Innovation Inc. (dba Aucerna)	First lien senior secured revolving loan	$2,193	$1,343
AAM Series 1.1 Rail and Domestic Intermodal Feeder, LLC	LLC Interest	4,000	5,324
AAM Series 2.1 Aviation Feeder, LLC	LLC Interest	—	309
Allied Benefit Systems Intermediate LLC	First lien senior secured delayed draw term loan	155	155
AmeriLife Holdings LLC	First lien senior secured delayed draw term loan	138	183
AmeriLife Holdings LLC	First lien senior secured revolving loan	91	91
Anaplan, Inc.	First lien senior secured revolving loan	9,722	9,722
Apex Service Partners, LLC	First lien senior secured delayed draw term loan	2,797	4,807
Apex Service Partners, LLC	First lien senior secured revolving loan	1,277	1,895
Aptean Acquiror, Inc.	First lien senior secured delayed draw term loan	135	—
Aptean Acquiror, Inc.	First lien senior secured revolving loan	73	—
Arctic Holdco, LLC (dba Novvia Group)	First lien senior secured delayed draw term loan	7,500	7,500
Ascend Buyer, LLC (dba PPC Flexible Packaging)	First lien senior secured revolving loan	377	377
Associations, Inc.	First lien senior secured delayed draw term loan	412	412
Associations, Inc.	First lien senior secured revolving loan	16,023	21,290
Aurelia Netherlands Midco 2 B.V.	First lien senior secured EUR delayed draw term loan	27,184	27,804
Aurelia Netherlands Midco 2 B.V.	First lien senior secured NOK delayed draw term loan	27,238	29,096
Aurelia Netherlands Midco 2 B.V.	First lien senior secured EUR revolving loan	3,020	3,089
Azurite Intermediate Holdings, Inc. (dba Alteryx, Inc.)	First lien senior secured delayed draw term loan	8,313	—
Azurite Intermediate Holdings, Inc. (dba Alteryx, Inc.)	First lien senior secured revolving loan	1,330	—
Bamboo US BidCo LLC	First lien senior secured delayed draw term loan	687	716
Bamboo US BidCo LLC	First lien senior secured revolving loan	1,026	1,026
Bayshore Intermediate #2, L.P. (dba Boomi)	First lien senior secured revolving loan	5,992	5,531
BCPE Osprey Buyer, Inc. (dba PartsSource)	First lien senior secured delayed draw term loan	25,500	25,500
BCPE Osprey Buyer, Inc. (dba PartsSource)	First lien senior secured revolving loan	5,533	8,167
BCTO BSI Buyer, Inc. (dba Buildertrend)	First lien senior secured revolving loan	8,036	8,036
Blast Bidco Inc. (dba Bazooka Candy Brands)	First lien senior secured revolving loan	3,448	3,448
BP Veraison Buyer, LLC (dba Sun World)	First lien senior secured revolving loan	8,716	8,716
BradyPLUS Holdings, LLC (f/k/a BradyIFS Holdings, LLC)	First lien senior secured delayed draw term loan	11,801	11,801
BradyPLUS Holdings, LLC (f/k/a BradyIFS Holdings, LLC)	First lien senior secured revolving loan	12,026	12,026
Brightway Holdings, LLC	First lien senior secured revolving loan	2,684	1,737
Broadcast Music, Inc. (fka Otis Merger Sub, Inc.)	First lien senior secured revolving loan	4,878	—
Catalis Intermediate, Inc. (fka GovBrands Intermediate, Inc.)	First lien senior secured revolving loan	520	520
Circana Group, L.P. (fka The NPD Group, L.P.)	First lien senior secured revolving loan	664	1,238
CivicPlus, LLC	First lien senior secured revolving loan	2,698	1,781
Coupa Holdings, LLC	First lien senior secured delayed draw term loan	70	70
Coupa Holdings, LLC	First lien senior secured revolving loan	54	54
Crewline Buyer, Inc. (dba New Relic)	First lien senior secured revolving loan	11,063	11,063
Delinea Buyer, Inc. (f/k/a Centrify)	First lien senior secured revolving loan	6,817	6,817
Denali BuyerCo, LLC (dba Summit Companies)	First lien senior secured revolving loan	2,998	2,998
Dresser Utility Solutions, LLC	First lien senior secured delayed draw term loan	5,131	—
Dresser Utility Solutions, LLC	First lien senior secured revolving loan	7,183	—
EET Buyer, Inc. (dba e-Emphasys)	First lien senior secured revolving loan	364	364
Endries Acquisition, Inc.	First lien senior secured delayed draw term loan	3,217	20,370

Company ($ in thousands)	Investment	March 31, 2024	December 31, 2023
Endries Acquisition, Inc.	First lien senior secured delayed draw term loan	7,835	7,835
Entertainment Benefits Group, LLC	First lien senior secured revolving loan	80	80
Evolution BuyerCo, Inc. (dba SIAA)	First lien senior secured delayed draw term loan	19,925	23,910
Evolution BuyerCo, Inc. (dba SIAA)	First lien senior secured revolving loan	10,709	10,709
FARADAY BUYER, LLC (dba MacLean Power Systems)	First lien senior secured delayed draw term loan	11,130	11,130
Finastra USA, Inc.	First lien senior secured revolving loan	7,543	6,808
Forescout Technologies, Inc.	First lien senior secured delayed draw term loan	48,750	48,750
Forescout Technologies, Inc.	First lien senior secured revolving loan	5,345	5,345
Fortis Solutions Group, LLC	First lien senior secured revolving loan	439	439
FR Vision Holdings, Inc.	First lien senior secured delayed draw term loan	6,081	—
FR Vision Holdings, Inc.	First lien senior secured revolving loan	2,057	—
Fullsteam Operations, LLC	First lien senior secured delayed draw term loan	8,201	3,211
Fullsteam Operations, LLC	First lien senior secured revolving loan	500	500
Gainsight, Inc.	First lien senior secured revolving loan	1,727	1,727
Galls, LLC	First lien senior secured delayed draw term loan	32,795	—
Galls, LLC	First lien senior secured revolving loan	11,150	20,967
Galway Borrower LLC	First lien senior secured delayed draw term loan	1,554	—
Galway Borrower LLC	First lien senior secured revolving loan	164	—
Gaylord Chemical Company, L.L.C.	First lien senior secured revolving loan	13,202	13,202
Gerson Lehrman Group, Inc.	First lien senior secured revolving loan	6,217	21,563
GI Apple Midco LLC (dba Atlas Technical Consultants)	First lien senior secured delayed draw term loan	141	141
GI Apple Midco LLC (dba Atlas Technical Consultants)	First lien senior secured revolving loan	111	49
GI Ranger Intermediate, LLC (dba Rectangle Health)	First lien senior secured revolving loan	369	147
Global Music Rights, LLC	First lien senior secured revolving loan	3,871	667
Granicus, Inc.	First lien senior secured delayed draw term loan	1,157	—
Granicus, Inc.	First lien senior secured revolving loan	1,096	939
H&F Opportunities LUX III S.À R.L (dba Checkmarx)	First lien senior secured revolving loan	16,250	16,250
Hercules Borrower, LLC (dba The Vincit Group)	First lien senior secured revolving loan	20,916	20,916
HGH Purchaser, Inc. (dba Horizon Services)	First lien senior secured revolving loan	16,548	165
Hissho Sushi Merger Sub, LLC	First lien senior secured revolving loan	70	70
Hyland Software, Inc.	First lien senior secured revolving loan	2,520	2,520
Icefall Parent, Inc. (dba EngageSmart)	First lien senior secured revolving loan	2,100	—
Ideal Image Development, LLC	First lien senior secured delayed draw term loan	—	659
Ideal Image Development, LLC	First lien senior secured revolving loan	732	—
Ideal Tridon Holdings, Inc.	First lien senior secured revolving loan	2,561	2,561
IG Investments Holdings, LLC (dba Insight Global)	First lien senior secured revolving loan	3,974	3,974
Indigo Buyer, Inc. (dba Inovar Packaging Group)	First lien senior secured revolving loan	40	60
Indikami Bidco, LLC (dba IntegriChain)	First lien senior secured delayed draw term loan	2,218	2,218
Indikami Bidco, LLC (dba IntegriChain)	First lien senior secured revolving loan	1,268	1,585
Integrity Marketing Acquisition, LLC	First lien senior secured delayed draw term loan	54,441	54,441
Integrity Marketing Acquisition, LLC	First lien senior secured revolving loan	13,533	13,533
Interoperability Bidco, Inc. (dba Lyniate)	First lien senior secured revolving loan	3,265	3,054
Kaseya Inc.	First lien senior secured delayed draw term loan	1,065	1,065
Kaseya Inc.	First lien senior secured revolving loan	850	850
KENE Acquisition, Inc.	First lien senior secured delayed draw term loan	5,112	—
KENE Acquisition, Inc.	First lien senior secured revolving loan	1,534	—
KPSKY Acquisition, Inc. (dba BluSky)	First lien senior secured delayed draw term loan	290	290
KRIV Acquisition Inc. (dba Riveron)	First lien senior secured delayed draw term loan	945	945
KRIV Acquisition Inc. (dba Riveron)	First lien senior secured revolving loan	853	853
KWOL Acquisition Inc. (dba Worldwide Clinical Trials)	First lien senior secured revolving loan	8,372	5,860
Lightbeam Bidco, Inc. (dba Lazer Spot)	First lien senior secured revolving loan	413	476
Lignetics Investment Corp.	First lien senior secured revolving loan	4,078	784
Litera Bidco LLC	First lien senior secured revolving loan	5,738	5,738
LSI Financing 1 DAC	Preferred equity	94,815	—

Company ($ in thousands)	Investment	March 31, 2024	December 31, 2023
Mario Purchaser, LLC (dba Len the Plumber)	First lien senior secured delayed draw term loan	967	3,729
Mario Purchaser, LLC (dba Len the Plumber)	First lien senior secured revolving loan	1,381	967
Medline Borrower, LP	First lien senior secured revolving loan	7,190	7,190
MHE Intermediate Holdings, LLC (dba OnPoint Group)	First lien senior secured revolving loan	15,536	15,536
Milan Laser Holdings LLC	First lien senior secured revolving loan	3,007	3,007
MINDBODY, Inc.	First lien senior secured revolving loan	6,071	6,071
Ministry Brands Holdings, LLC	First lien senior secured revolving loan	61	32
Monotype Imaging Holdings Inc.	First lien senior secured delayed draw term loan	9,536	—
Monotype Imaging Holdings Inc.	First lien senior secured revolving loan	14,304	—
National Dentex Labs LLC (fka Barracuda Dental LLC)	First lien senior secured revolving loan	187	2,341
Natural Partners, LLC	First lien senior secured revolving loan	68	68
NELIPAK EUROPEAN HOLDINGS COÖPERATIEF U.A.	First lien senior secured EUR delayed draw term loan	15,188	—
NELIPAK EUROPEAN HOLDINGS COÖPERATIEF U.A.	First lien senior secured EUR revolving loan	2,834	5,674
Nelipak Holding Company	First lien senior secured delayed draw term loan	7,680	—
Nelipak Holding Company	First lien senior secured revolving loan	4,012	5,360
NMI Acquisitionco, Inc. (dba Network Merchants)	First lien senior secured revolving loan	1,652	1,652
Norvax, LLC (dba GoHealth)	First lien senior secured revolving loan	6,136	12,273
Notorious Topco, LLC (dba Beauty Industry Group)	First lien senior secured revolving loan	6,385	8,939
OB Hospitalist Group, Inc.	First lien senior secured revolving loan	9,291	9,291
Ocala Bidco, Inc.	First lien senior secured delayed draw term loan	10,095	18,988
Ole Smoky Distillery, LLC	First lien senior secured revolving loan	116	116
Pacific BidCo Inc.	First lien senior secured delayed draw term loan	3,436	3,436
Park Place Technologies, LLC	First lien senior secured delayed draw term loan	368	—
Park Place Technologies, LLC	First lien senior secured revolving loan	276	—
Patriot Acquisition TopCo S.A.R.L (dba Corza Health, Inc.)	First lien senior secured revolving loan	13,538	10,637
PDI TA Holdings, Inc.	First lien senior secured delayed draw term loan	5,069	—
PDI TA Holdings, Inc.	First lien senior secured revolving loan	1,525	—
Peter C. Foy & Associates Insurance Services, LLC (dba PCF Insurance Services)	First lien senior secured revolving loan	6,161	6,161
PetVet Care Centers, LLC	First lien senior secured delayed draw term loan	14,114	14,114
PetVet Care Centers, LLC	First lien senior secured revolving loan	14,812	14,812
Ping Identity Holding Corp.	First lien senior secured revolving loan	91	91
Plasma Buyer LLC (dba PathGroup)	First lien senior secured delayed draw term loan	20	176
Plasma Buyer LLC (dba PathGroup)	First lien senior secured revolving loan	30	50
Pluralsight, LLC	First lien senior secured revolving loan	—	1,390
PPV Intermediate Holdings, LLC	First lien senior secured delayed draw term loan	57	57
PPV Intermediate Holdings, LLC	First lien senior secured revolving loan	67	67
Premise Health Holding	First lien senior secured revolving loan	5,526	—
Project Power Buyer, LLC (dba PEC-Veriforce)	First lien senior secured revolving loan	3,188	3,188
PS Operating Company LLC (fka QC Supply, LLC)	First lien senior secured revolving loan	1,324	1,217
QAD, Inc.	First lien senior secured revolving loan	3,429	3,429
Quva Pharma, Inc.	First lien senior secured revolving loan	3,200	4,000
Relativity ODA LLC	First lien senior secured revolving loan	7,333	7,333
SailPoint Technologies Holdings, Inc.	First lien senior secured revolving loan	4,358	4,358
Sara Lee Frozen Bakery, LLC (fka KSLB Holdings, LLC)	First lien senior secured revolving loan	3,876	5,880
Securonix, Inc.	First lien senior secured revolving loan	153	153
Sensor Technology Topco, Inc. (dba Humanetics)	First lien senior secured revolving loan	2,380	2,506
SimpliSafe Holding Corporation	First lien senior secured delayed draw term loan	566	566
Smarsh Inc.	First lien senior secured delayed draw term loan	95	95
Smarsh Inc.	First lien senior secured revolving loan	5	8
Sonny's Enterprises, LLC	First lien senior secured delayed draw term loan	373	573
Sonny's Enterprises, LLC	First lien senior secured revolving loan	17,969	17,969

Company ($ in thousands)	Investment	March 31, 2024	December 31, 2023
Spotless Brands, LLC	First lien senior secured revolving loan	1,305	1,023
Summit Acquisition Inc. (dba K2 Insurance Services)	First lien senior secured delayed draw term loan	178	178
Summit Acquisition Inc. (dba K2 Insurance Services)	First lien senior secured revolving loan	89	89
Swipe Acquisition Corporation (dba PLI)	First lien senior secured delayed draw term loan	3,572	6,228
Swipe Acquisition Corporation (dba PLI)	Letter of Credit	7,118	7,118
SWK BUYER, Inc. (dba Stonewall Kitchen)	First lien senior secured revolving loan	70	70
Tall Tree Foods, Inc.	First lien senior secured delayed draw term loan	1,500	1,500
Tamarack Intermediate, L.L.C. (dba Verisk 3E)	First lien senior secured delayed draw term loan	62	62
Tamarack Intermediate, L.L.C. (dba Verisk 3E)	First lien senior secured revolving loan	141	141
Tempo Buyer Corp. (dba Global Claims Services)	First lien senior secured revolving loan	89	105
The Better Being Co., LLC (fka Nutraceutical International Corporation)	First lien senior secured revolving loan	9,505	5,431
The Shade Store, LLC	First lien senior secured revolving loan	636	327
THG Acquisition, LLC (dba Hilb)	First lien senior secured revolving loan	5,547	6,695
Thunder Purchaser, Inc. (dba Vector Solutions)	First lien senior secured revolving loan	1,700	2,248
Troon Golf, L.L.C.	First lien senior secured revolving loan	21,622	21,622
Ultimate Baked Goods Midco, LLC	First lien senior secured revolving loan	9,946	9,946
Unified Women's Healthcare, LP	First lien senior secured delayed draw term loan	18,489	15,000
Unified Women's Healthcare, LP	First lien senior secured revolving loan	88	88
USRP Holdings, Inc. (dba U.S. Retirement and Benefits Partners)	First lien senior secured revolving loan	4,239	4,239
Valence Surface Technologies LLC		49	49
Velocity HoldCo III Inc. (dba VelocityEHS)	First lien senior secured revolving loan	1,172	1,172
Walker Edison Furniture Company LLC	First lien senior secured delayed draw term loan	4,075	7,026
When I Work, Inc.	First lien senior secured revolving loan	925	925
Wingspire Capital Holdings LLC	LLC Interest	35,855	61,855
WU Holdco, Inc. (dba Weiman Products, LLC)	First lien senior secured revolving loan	4,609	8,835
XRL 1 LLC (dba XOMA)	First lien senior secured delayed draw term loan	2,500	2,500
Zendesk, Inc.	First lien senior secured delayed draw term loan	17,352	17,352
Zendesk, Inc.	First lien senior secured revolving loan	7,145	7,145
Total Unfunded Portfolio Company Commitments		$1,104,348	$954,831
We seek to carefully consider our unfunded portfolio company commitments for the purpose of planning our ongoing financial leverage. Further, we consider any outstanding unfunded portfolio company commitments we are required to fund within the 150% asset coverage limitation. As of March 31, 2024, we believed we had adequate financial resources to satisfy the unfunded portfolio company commitments.
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
On November 1, 2022, the Board approved a repurchase program (the “2022 Stock Repurchase Program”) under which we may repurchase up to $150 million of our outstanding common stock. Under the 2022 Stock Repurchase Program, purchases may be made at management’s discretion from time to time in open-market transactions, in accordance with all applicable securities laws and regulations. Unless extended by the Board, the 2022 Stock Repurchase Program will terminate 18-months from the date it was approved. Since the 2022 Stock Repurchase Program’s inception, the agent has repurchased 4,090,138 shares of common stock pursuant to the 2022 Stock Repurchase Program for approximately $50.0 million.
From time to time, we may become a party to certain legal proceedings incidental to the normal course of its business. At March 31, 2024, we were not aware of any material pending or threatened litigation that would require accounting recognition or financial statement disclosure.

Contractual Obligations
The table below presents a summary of our contractual payment obligations under our credit facilities as of March 31, 2024:

	Payments Due by Period
($ in millions)	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
Revolving Credit Facility	$417.5	$—	$9.1	$408.4	$—
SPV Asset Facility II	20.0	—	—	—	20.0
CLO I	390.0	—	—	—	390.0
CLO II	260.0	—	—	—	260.0
CLO III	260.0	—	—	—	260.0
CLO IV	292.5	—	—	—	292.5
CLO V	509.6	—	—	—	509.6
CLO VII	239.2	—	—	—	239.2
CLO X	260.0	—	—	—	260.0
2025 Notes	425.0	425.0	—	—	—
July 2025 Notes	500.0	—	500.0	—	—
2026 Notes	500.0	—	500.0	—	—
July 2026 Notes	1,000.0	—	1,000.0	—	—
2027 Notes	500.0	—	500.0	—	—
2028 Notes	850.0	—	—	850.0	—
2029 Notes	600.0	—	—	600.0	—
Total Contractual Obligations	$7,023.7	$425.0	$2,509.1	$1,858.4	$2,231.3
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
Critical Accounting Policies
The preparation of the consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Changes in the economic environment, financial markets, and any other parameters used in determining such estimates could cause actual results to differ. Our critical accounting policies should be read in connection with our risk factors as described in Form 10-K for the fiscal year ended December 31, 2023 in “ITEM 1A. RISK FACTORS.”
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
The Company applies the practical expedient provided by the ASC Topic 820 relating to investments in certain entities that calculate net asset value per share (or its equivalent). ASC Topic 820 permits an entity holding investments in certain entities that either are investment companies, or have attributes similar to an investment company, and calculate NAV per share or its equivalent for which the fair value is not readily determinable, to measure the fair value of such investments on the basis of that NAV per share, or its equivalent, without adjustment. Investments which are valued using NAV per share as a practical expedient are not categorized within the fair value hierarchy as per ASC Topic 820.

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
Interest and Dividend Income Recognition
Interest income is recorded on the accrual basis and includes amortization and accretion of discounts or premiums. Certain investments may have contractual payment-in-kind (“PIK”) interest or dividends. PIK interest or dividends represent accrued interest or dividends that are added to the principal amount of the investment on the respective interest or dividend payment dates rather than being paid in cash and generally becomes due at maturity or at the occurrence of a liquidation event. For the three months ended March 31, 2024, PIK interest and PIK dividend income earned was $41.4 million and $10.1 million representing 10.4% and 2.5% of investment income, respectively. Discounts to par value on securities purchased are amortized into interest income over the contractual life of the respective security using the effective yield method. Premiums to par value on securities purchased are amortized to first call date. The amortized cost of investments represents the original cost adjusted for the amortization or accretion of discounts or premiums, if any. Upon prepayment of a loan or debt security, any prepayment premiums, unamortized upfront loan origination fees and unamortized discounts are recorded as interest income in the current period.
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

Recent Developments
Debt
On April 11, 2024 we completed a $260.0 million term debt securitization refinancing in CLO III. As part of the refinancing we issued the following classes of notes:(i) $228.0 million of AAA(sf) Class A-R Notes, which bear interest at the Benchmark plus 1.85% and (ii) $32.0 million of AA(sf) Class B-R Notes, which bear interest at the Benchmark plus 2.35%. We also issued approximately $135.3 million of subordinated securities, in the form of 135,310 preferred shares at an issue price of U.S.$1,000 per share held by us. Following the refinancing, the reinvestment period was extended to April 20, 2028 and the maturity date was extended to April 20, 2036.
Dividend
On May 7, 2024, our Board declared a second quarter dividend of $0.37 per share for stockholders of record as of June 28, 2024, payable on or before July 15, 2024 and a first quarter supplemental of $0.05 per share for stockholders of record as of May 31, 2024, payable on or before June 14, 2024.
2022 Stock Repurchase Program
On May 2, 2024, the 2022 Stock Repurchase Program ended in accordance with its terms.
2024 Stock Repurchase Program
On May 6, 2024, the Board approved the 2024 Stock Repurchase Program under which we may repurchase up to $150 million of our common stock. Under the 2024 Stock Repurchase Program, purchases may be made at management's discretion from time to time in open-market transactions, including pursuant to trading plans with investment banks pursuant to Rule 10b5-1 of the Exchange Act, in accordance with all applicable rules and regulations. Unless extended by the Board, the 2024 Stock Repurchase Program will terminate 18-months from the date it was approved.
Joint Venture
On May 6, 2024, we entered into an agreement with each of Blue Owl Capital Corporation II, Blue Owl Capital Corporation III, Blue Owl Credit Income Corp., Blue Owl Technology Finance Corp., Blue Owl Technology Finance Corp. II and Blue Owl Technology Income Corp. (together with us, the “Blue Owl BDCs”) and the State Teachers Retirement System of Ohio (“OSTRS”) to co-manage Blue Owl Credit SLF LLC (“Credit SLF”), a joint venture that is expected to invest primarily in senior secured loans to middle market companies, broadly syndicated loans and in senior and subordinated notes issued by collateralized loan obligations. Each of the Blue Owl BDCs has agreed to initial commitments to Credit SLF totaling $50.0 million in the aggregate, of which we have agreed to contribute $24.5 million, representing an approximately 43% economic ownership. OSTRS will initially commit $7.1 million, representing a 12.5% economic ownership. Credit SLF is managed by a board consisting of an equal number of representatives appointed by each member and which acts unanimously. Investment decisions must be approved by Credit SLF’s board.

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
As of March 31, 2024, 97.3% of our debt investments based on fair value were floating rates. Additionally, the weighted average floor, based on fair value, of our debt investments was 0.8% and the majority of our debt investments have a floor of 1.0%. The Revolving Credit Facility and SPV Asset Facility II bear interest at variable interest rates with a floor of 0%. The 2025 Notes, July 2025 Notes, 2026 Notes, July 2026 Notes, 2027 Notes, 2028 Notes and 2029 Notes bear interest at fixed rates. The 2027 Notes and 2029 Notes are hedged against interest rate swaps instruments. CLO IV and CLO X bear interest at variables rates. CLO I, CLO II, CLO III, CLO V and CLO VII bear interest at fixed and variable rates.
Based on our Consolidated Statements of Assets and Liabilities as of March 31, 2024, the following table shows the annualized impact on net income of hypothetical base rate changes in interest rates on our debt investments (considering interest rate floors for floating rate instruments) assuming each floating rate investment is subject to 3-month reference rate election and there are no changes in our investment and borrowing structure:

($ in millions)	Interest Income	Interest Expense(1)	Net Income(2)
Up 300 basis points	$300,507	$106,776	$193,731
Up 200 basis points	200,338	71,184	129,154
Up 100 basis points	100,169	35,592	64,577
Down 100 basis points	(100,169)	(35,592)	(64,577)
Down 200 basis points	(200,338)	(71,184)	(129,154)
Down 300 basis points	(300,507)	(106,776)	(193,731)
_____________
(1)Includes the impact of our interest rate swaps as a result of interest rate changes.
(2)Excludes the impact of income based fees. See “ITEM 1. — Notes to Consolidated Financial Statements - Note 3. Agreements and Related Party Transactions” of our consolidated financial statements for more information on the income based fees.
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
Credit Risk
We generally endeavor to minimize our risk of exposure by limiting to reputable financial institutions the counterparties with which we enter into financial transactions. As of March 31, 2024 and December 31, 2023, we held the majority of our cash balances with a single highly rated money center bank and such balances are in excess of Federal Deposit Insurance Corporation insured limits. We seek to mitigate this exposure by monitoring the credit standing of these financial institutions.
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
(b) Changes in Internal Controls Over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A. Risk Factors
In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in Part I, “ITEM 1A. RISK FACTORS” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, which could materially affect our business, financial condition and/or operating results. The risks described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Other than the shares issued pursuant to our dividend reinvestment plan, we did not sell any unregistered equity securities, except as previously disclosed in certain 8-Ks filed with the SEC.
In the first quarter 2024, pursuant to our dividend reinvestment plan, we purchased 524,782 shares of our common stock in the open market, at a weighted average price of $15.10 per share, for distribution to stockholders of record as of December 29, 2023 and March 1, 2024 for the fourth quarter dividend and supplemental fourth quarter dividend, respectively, that did not opt out of our dividend reinvestment plan in order to satisfy the reinvestment portion of our dividends.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Rule 10b5-1 Trading Plans
During the fiscal quarter ended March 31, 2024, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

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
4.1
Eighth Supplemental Indenture, dated as of January 22, 2024, between Blue Owl Capital Corporation and Deutsche Bank Trust Company Americas, as Trustee (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed on January 23, 2024).

4.2	Form of 5.950% Notes Due 2029 (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K, filed on January 23, 2024).
10.1
Second Supplemental Indenture, dated as of January 4, 2024, by and between Owl Rock CLO I, LLC, as Issuer and State Street Bank and Trust Company, as Collateral Trustee (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on January 9, 2024).

10.2
Amended and Restated Collateral Management Agreement, dated as of January 4, 2024, by and between Owl Rock CLO I, LLC, as Issuer and Blue Owl Credit Advisors LLC, as Collateral Manager (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on January 9, 2024).

10.3
Amended and Restated Loan Sale Agreement, dated as of January 4, 2024, by and between Blue Owl Capital Corporation, as Seller and Owl Rock CLO I, LLC, as Purchaser (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed on January 9, 2024).

10.4
Amended and Restated Loan Sale Agreement, dated as of January 4, 2024, by and between ORCC Financing II LLC, as Seller and Owl Rock CLO I, LLC, as Purchaser (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed on January 9, 2024).

10.5
Amended and Restated Class A-LR Credit Agreement, dated as of January 4, 2024, among Owl Rock CLO I, LLC, as Borrower, State Street Bank and Trust Company, as Loan Agent and as Collateral Trustee, and each of the Lenders party thereto (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K, filed on January 9, 2024).

10.6
Amendment No. 9 to Credit Agreement, dated as of January 17, 2024, among ORCC Financing II LLC, as Borrower, the Lenders referred to therein, Natixis, New York Branch, as Administrative Agent, State Street Bank and Trust Company, as Collateral Agent, Collateral Administrator, Custodian and Cortland Capital Market Services LLC as Document Custodian (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on January 19, 2024).

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

Blue Owl Capital Corporation

Date: May 8, 2024	By:	/s/ Craig W. Packer
Craig W. Packer
Chief Executive Officer and Director

Blue Owl Capital Corporation

Date: May 8, 2024	By:	/s/ Jonathan Lamm
Jonathan Lamm
Chief Operating Officer and Chief Financial Officer