Form 10-Q
period 2024-06-30
Blue Owl Capital Corp
filed 2024-08-07
CIK 1655888

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from_______to
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒
As of August 7, 2024, the registrant had 390,217,304 shares of common stock, $0.01 par value per share, outstanding.

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
•the impact of elevated interest and inflation rates, ongoing supply chain and labor market disruptions, including those as a result of strikes, work stoppages or accidents, instability in the U.S. and international banking systems, uncertainties related to the 2024 U.S. presidential election, and the risk of recession or a shutdown of government services could impact our business prospects and the prospects of our portfolio companies;
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
•risks related to the uncertainty of the value of our portfolio investments, particularly those having no liquid trading market;
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
•the impact of information technology system failures, data security breaches, data privacy compliance, network disruptions, and cybersecurity attacks, and the increasing use of artificial intelligence and machine learning technology;
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
•the ability of the parties to consummate the proposed transactions that will result in Blue Owl Capital Corporation III (“OBDE”) merging with and into the Company (the “Mergers”) pursuant to an Agreement and Plan of Merger (the “Merger Agreement”), dated August 7, 2024, among the Company, OBDE, Cardinal Merger Sub, Inc., a Maryland corporation and wholly owned subsidiary of the Company (“Merger Sub”) and, solely for the limited purposes set forth therein, the Adviser and Blue Owl Diversified Credit Advisers LLC, a Delaware limited liability company and investment advisor to OBDE (“ODCA”), on the expected timeline, or at all;
•the ability to realize the anticipated benefits of the Mergers;
•the effects of disruption on our business from the Mergers;
•the combined company’s plans, expectations, objectives and intentions as a result of the Mergers;
•any potential termination of the Merger Agreement;
•the actions of our shareholders or the shareholders of OBDE with respect to the proposals submitted for their approval in connection with the Mergers;

•the possibility that competing offers or acquisitions proposals will be made;
•risk that stockholders litigation in connection with Mergers may result in significant costs of defense and liability; and
•other risks, uncertainties and other factors previously identified in the reports and other documents we have filed with the Securities and Exchange Commission (“SEC”).
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

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements
Blue Owl Capital Corporation
Consolidated Statements of Assets and Liabilities
(Amounts in thousands, except share and per share amounts)

	June 30, 2024 (Unaudited)	December 31, 2023
Assets
Investments at fair value
Non-controlled, non-affiliated investments (amortized cost of $11,767,932 and $11,271,962, respectively)	$11,705,361	$11,264,956
Non-controlled, affiliated investments (amortized cost of $30,965 and $19,004, respectively)	32,357	19,988
Controlled, affiliated investments (amortized cost of $1,515,151, and $1,341,236, respectively)	1,604,264	1,428,404
Total investments at fair value (amortized cost of $13,314,048 and $12,632,202, respectively)	13,341,982	12,713,348
Cash (restricted cash of $104,104 and $87,067, respectively)	377,914	658,702
Foreign cash (cost of $2,077 and $946, respectively)	2,070	956
Interest receivable	109,300	112,260
Receivable from a controlled affiliate	30,354	22,978
Prepaid expenses and other assets	5,000	3,152
Total Assets	$13,866,620	$13,511,396
Liabilities
Debt (net of unamortized debt issuance costs of $84,433 and $81,492, respectively)	$7,414,920	$7,077,088
Distribution payable	144,380	136,407
Management fee payable	48,005	47,711
Incentive fee payable	40,119	42,217
Payables to affiliates	7,313	3,835
Payable for investments purchased	9,130	—
Accrued expenses and other liabilities	208,469	182,745
Total Liabilities	7,872,336	7,490,003
Commitments and contingencies (Note 7)
Net Assets
Common shares $0.01 par value, 500,000,000 shares authorized; 390,217,304 and 389,732,868 shares issued and outstanding, respectively	3,902	3,897
Additional paid-in-capital	5,931,419	5,924,002
Accumulated undistributed (overdistributed) earnings	58,963	93,494
Total Net Assets	5,994,284	6,021,393
Total Liabilities and Net Assets	$13,866,620	$13,511,396
Net Asset Value Per Share	$15.36	$15.45

The accompanying notes are an integral part of these consolidated financial statements.

Blue Owl Capital Corporation
Consolidated Statements of Operations
(Amounts in thousands, except share and per share amounts)
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Investment Income
Investment income from non-controlled, non-affiliated investments:
Interest income	$287,360	$297,992	$581,810	$586,670
Payment-in-kind (“PIK”) interest income	44,272	44,803	85,507	87,858
Dividend income	16,313	17,607	37,649	35,440
Other income	5,988	7,243	11,301	10,207
Total investment income from non-controlled, non-affiliated investments	353,933	367,645	716,267	720,175
Investment income from non-controlled, affiliated investments:
Interest income	40	—	108	—
Payment-in-kind (“PIK”) interest income	132	—	132	—
Dividend income	46	177	62	177
Total investment income from non-controlled, affiliated investments	218	177	302	177
Investment income from controlled, affiliated investments:
Interest income	7,169	5,553	15,171	8,227
Payment-in-kind (“PIK”) interest income	527	—	703	—
Dividend income	34,735	20,662	63,524	42,688
Other Income	178	186	370	578
Total investment income from controlled, affiliated investments	42,609	26,401	79,768	51,493
Total Investment Income	396,760	394,223	796,337	771,845
Expenses
Interest expense	109,125	110,017	228,254	213,972
Management fees	48,005	48,024	95,248	96,116
Performance based incentive fees	40,119	39,598	78,887	77,326
Professional fees	4,113	4,131	7,709	7,804
Directors’ fees	320	257	640	515
Other general and administrative	3,534	3,140	6,050	5,811
Total Operating Expenses	205,216	205,167	416,788	401,544
Net Investment Income (Loss) Before Taxes	191,544	189,056	379,549	370,301
Income tax expense (benefit), including excise tax expense (benefit)	2,410	2,380	7,650	5,765
Net Investment Income (Loss) After Taxes	$189,134	$186,676	$371,899	$364,536
Net Realized and Change in Unrealized Gain (Loss)
Net change in unrealized gain (loss):
Non-controlled, non-affiliated investments	$(64,868)	$3,869	$(65,819)	$69,292
Non-controlled, affiliated investments	180	(4)	394	(5)
Controlled, affiliated investments	(7,393)	6,127	1,945	16,381
Translation of assets and liabilities in foreign currencies	12,184	1,360	10,238	2,570
Income tax (provision) benefit	—	(2,415)	(10)	(2,696)
Total Net Change in Unrealized Gain (Loss)	(59,897)	8,937	(53,252)	85,542
Net realized gain (loss):
Non-controlled, non-affiliated investments	153	118	(5,040)	(52,365)
Foreign currency transactions	(7,170)	(169)	(8,870)	(308)
Total Net Realized Gain (Loss)	(7,017)	(51)	(13,910)	(52,673)
Total Net Realized and Change in Unrealized Gain (Loss)	(66,914)	8,886	(67,162)	32,869
Net Increase (Decrease) in Net Assets Resulting from Operations	$122,220	$195,562	$304,737	$397,405
Earnings Per Share - Basic and Diluted	$0.31	$0.50	$0.78	$1.02
Weighted Average Shares Outstanding - Basic and Diluted	390,103,640	389,930,979	389,918,254	390,487,912

The accompanying notes are an integral part of these consolidated financial statements.

Blue Owl Capital Corporation
Consolidated Schedule of Investments
As of June 30, 2024
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(4)(8)(30)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(2)(3)	Fair Value	Percentage of Net Assets
Non-controlled/non-affiliated portfolio company investments
Debt Investments
Advertising and media
Broadcast Music, Inc.(14)(27)	First lien senior secured loan	S +	5.75%	2/2030	$26,830	$26,192	$26,226	0.4%
Broadcast Music, Inc.(10)(23)(27)	First lien senior secured revolving loan	S +	5.75%	2/2030	—	(114)	(110)	—%
Global Music Rights, LLC(14)(27)	First lien senior secured loan	S +	5.50%	8/2030	59,600	58,489	59,599	1.0%
Global Music Rights, LLC(10)(23)(27)	First lien senior secured revolving loan	S +	5.50%	8/2029	—	(66)	—	—%
IRI Group Holdings, Inc. (f/k/a Circana Group, L.P. (f/k/a The NPD Group, L.P.))(14)(27)	First lien senior secured loan	S +	5.50% (2.00% PIK)	12/2028	19,271	19,271	19,271	0.3%
IRI Group Holdings, Inc. (f/k/a Circana Group, L.P. (f/k/a The NPD Group, L.P.))(10)(13)(27)	First lien senior secured revolving loan	S +	5.00%	12/2027	985	985	985	—%
Monotype Imaging Holdings Inc.(14)(27)	First lien senior secured loan	S +	5.50%	2/2031	114,430	113,601	113,858	1.9%
Monotype Imaging Holdings Inc.(10)(23)(24)(27)	First lien senior secured delayed draw term loan	S +	5.50%	2/2026	—	(34)	—	—%
Monotype Imaging Holdings Inc.(10)(23)(27)	First lien senior secured revolving loan	S +	5.50%	2/2030	—	(101)	(72)	—%
						218,223	219,757	3.6%
Aerospace and defense
Aviation Solutions Midco, LLC (dba STS Aviation)(14)(27)	First lien senior secured loan	S +	6.25%	1/2026	209,730	209,303	213,924	3.6%
Aviation Solutions Midco, LLC (dba STS Aviation)(14)(27)	First lien senior secured loan	S +	6.25%	1/2026	8,479	8,453	8,648	0.1%
Aviation Solutions Midco, LLC (dba STS Aviation)(14)(27)	First lien senior secured loan	S +	6.25%	1/2026	17,680	17,638	18,034	0.3%
Peraton Corp.(6)(14)(27)	Second lien senior secured loan	S +	7.75%	2/2029	45,899	45,432	46,014	0.8%
Valence Surface Technologies LLC(14)(27)	First lien senior secured loan	S +	7.75% (3.88% PIK)	12/2026	142,551	142,193	132,927	2.2%
Valence Surface Technologies LLC(10)(14)(27)	First lien senior secured revolving loan	S +	7.75% (3.88% PIK)	12/2026	11,483	11,458	10,705	0.2%
						434,477	430,252	7.2%
Asset based lending and fund finance
Hg Genesis 8 Sumoco Limited(22)(27)(29)	Unsecured facility	SA +	6.00% PIK	8/2025	£11,635	14,690	14,708	0.2%
Hg Genesis 9 SumoCo Limited(19)(27)(29)	Unsecured facility	E +	7.00% PIK	3/2027	€51,371	56,232	55,058	0.9%
Hg Saturn Luchaco Limited(22)(27)(29)	Unsecured facility	SA +	7.50% PIK	3/2026	£40,423	51,411	51,098	0.9%
						122,333	120,864	2.0%

Blue Owl Capital Corporation
Consolidated Schedule of Investments
As of June 30, 2024
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(4)(8)(30)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(2)(3)	Fair Value	Percentage of Net Assets
Automotive services
Spotless Brands, LLC(14)(27)	First lien senior secured loan	S +	6.50%	7/2028	47,877	47,171	47,877	0.8%
Spotless Brands, LLC(10)(13)(27)	First lien senior secured revolving loan	S +	6.50%	7/2028	522	504	522	—%
						47,675	48,399	0.8%
Buildings and real estate
Associations, Inc.(14)(27)	First lien senior secured loan	S +	6.50%	7/2028	358,950	358,598	358,591	6.0%
Associations, Inc.(10)(23)(27)	First lien senior secured delayed draw term loan	S +	6.50%	7/2028	—	(27)	(28)	—%
Associations, Inc.(10)(23)(27)	First lien senior secured revolving loan	S +	6.50%	7/2028	—	(21)	(22)	—%
Associations Finance, Inc.(17)(27)	Unsecured Notes		14.25% PIK	5/2030	134,042	133,033	132,991	2.2%
REALPAGE, INC.(6)(13)(27)	Second lien senior secured loan	S +	6.50%	4/2029	34,500	34,145	33,551	0.6%
						525,728	525,083	8.8%
Business services
Aurelia Netherlands Midco 2 B.V.(19)(27)(29)	First lien senior secured EUR term loan	E +	5.75%	5/2031	€50,193	52,566	53,122	0.9%
CIBT Global, Inc.(11)(14)(27)	First lien senior secured loan	S +	5.25% (4.25% PIK)	6/2027	963	588	626	—%
CIBT Global, Inc.(11)(14)(27)	Second lien senior secured loan	S +	7.75% PIK	12/2027	63,678	26,685	6,368	0.1%
Denali BuyerCo, LLC (dba Summit Companies)(14)(27)	First lien senior secured loan	S +	5.75%	9/2028	52,481	51,984	52,481	0.9%
Denali BuyerCo, LLC (dba Summit Companies)(10)(23)(27)	First lien senior secured revolving loan	S +	5.75%	9/2027	—	(16)	—	—%
Diamondback Acquisition, Inc. (dba Sphera)(13)(27)	First lien senior secured loan	S +	5.50%	9/2028	4,046	3,992	4,006	0.1%
DuraServ LLC(13)(27)	First lien senior secured loan	S +	4.75%	6/2031	73,607	73,242	73,238	1.2%
DuraServ LLC(10)(23)(24)(27)	First lien senior secured delayed draw term loan	S +	4.75%	6/2026	—	(68)	(68)	—%
DuraServ LLC(10)(23)(27)	First lien senior secured revolving loan	S +	4.75%	6/2030	—	(67)	(68)	—%

Blue Owl Capital Corporation
Consolidated Schedule of Investments
As of June 30, 2024
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(4)(8)(30)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(2)(3)	Fair Value	Percentage of Net Assets
Fullsteam Operations, LLC(14)(27)	First lien senior secured loan	S +	8.25%	11/2029	8,938	8,686	8,938	0.1%
Fullsteam Operations, LLC(10)(14)(24)(27)	First lien senior secured delayed draw term loan	S +	8.25%	5/2025	2,120	2,052	2,120	—%
Fullsteam Operations, LLC(10)(14)(24)(27)	First lien senior secured delayed draw term loan	S +	8.25%	11/2025	736	708	736	—%
Fullsteam Operations, LLC(10)(23)(24)(27)	First lien senior secured delayed draw term loan	S +	7.00%	8/2025	—	(35)	(13)	—%
Fullsteam Operations, LLC(10)(23)(24)(27)	First lien senior secured delayed draw term loan	S +	7.00%	2/2026	—	(9)	(3)	—%
Fullsteam Operations, LLC(10)(23)(27)	First lien senior secured revolving loan	S +	8.25%	11/2029	—	(13)	—	—%
Gainsight, Inc.(14)(27)	First lien senior secured loan	S +	6.75% PIK	7/2027	25,340	25,143	25,340	0.4%
Gainsight, Inc.(10)(14)(27)	First lien senior secured revolving loan	S +	6.75% PIK	7/2027	1,818	1,788	1,818	—%
Hercules Borrower, LLC (dba The Vincit Group)(14)(27)	First lien senior secured loan	S +	6.25%	12/2026	174,192	172,949	174,191	2.9%
Hercules Borrower, LLC (dba The Vincit Group)(10)(23)(27)	First lien senior secured revolving loan	S +	6.25%	12/2026	—	(128)	—	—%
Hercules Buyer, LLC (dba The Vincit Group)(17)(21)(27)	Unsecured notes		0.48% PIK	12/2029	5,184	5,184	6,334	0.1%
Kaseya Inc.(14)(27)	First lien senior secured loan	S +	5.50%	6/2029	19,202	18,912	19,202	0.3%
Kaseya Inc.(10)(14)(24)(27)	First lien senior secured delayed draw term loan	S +	5.50%	6/2025	57	48	57	—%
Kaseya Inc.(10)(14)(27)	First lien senior secured revolving loan	S +	5.50%	6/2029	287	271	287	—%
KPSKY Acquisition, Inc. (dba BluSky)(14)(27)	First lien senior secured loan	S +	5.50%	10/2028	4,864	4,798	4,791	0.1%
KPSKY Acquisition, Inc. (dba BluSky)(10)(14)(24)(27)	First lien senior secured delayed draw term loan	S +	5.75%	11/2025	3	1	3	—%
Ping Identity Holding Corp.(13)(27)	First lien senior secured loan	S +	7.00%	10/2029	909	898	909	—%
Ping Identity Holding Corp.(10)(23)(27)	First lien senior secured revolving loan	S +	7.00%	10/2028	—	(1)	—	—%
Pye-Barker Fire & Safety, LLC(14)(27)	First lien senior secured loan	S +	4.50%	5/2031	100,985	100,486	100,480	1.7%
Pye-Barker Fire & Safety, LLC(10)(23)(24)(27)	First lien senior secured delayed draw term loan	S +	4.50%	5/2026	—	(227)	(231)	—%
Pye-Barker Fire & Safety, LLC(10)(14)(27)	First lien senior secured revolving loan	S +	4.50%	5/2030	2,435	2,339	2,338	—%
						552,756	537,002	8.8%

Blue Owl Capital Corporation
Consolidated Schedule of Investments
As of June 30, 2024
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(4)(8)(30)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(2)(3)	Fair Value	Percentage of Net Assets
Chemicals
Advancion Holdings, LLC (fka Aruba Investments Holdings, LLC)(13)(27)	Second lien senior secured loan	S +	7.75%	11/2028	10,000	9,904	9,500	0.2%
DCG ACQUISITION CORP. (dba DuBois Chemical)(13)(27)	First lien senior secured loan	S +	4.75%	6/2031	55,779	55,224	55,221	0.9%
DCG ACQUISITION CORP. (dba DuBois Chemical)(10)(23)(24)(27)	First lien senior secured delayed draw term loan	S +	4.75%	6/2026	—	(46)	(47)	—%
DCG ACQUISITION CORP. (dba DuBois Chemical)(10)(23)(27)	First lien senior secured revolving loan	S +	4.75%	6/2031	—	(93)	(93)	—%
Gaylord Chemical Company, L.L.C.(14)(27)	First lien senior secured loan	S +	6.00%	3/2027	129,658	128,976	129,658	2.2%
Gaylord Chemical Company, L.L.C.(10)(23)(27)	First lien senior secured revolving loan	S +	6.00%	3/2026	—	(46)	—	—%
Rocket BidCo, Inc. (dba Recochem)(14)(27)(29)	First lien senior secured loan	S +	5.75%	11/2030	197,500	193,567	193,550	3.2%
Velocity HoldCo III Inc. (dba VelocityEHS)(14)(27)	First lien senior secured loan	S +	5.75%	4/2027	21,657	21,397	21,657	0.4%
Velocity HoldCo III Inc. (dba VelocityEHS)(10)(23)(27)	First lien senior secured revolving loan	S +	5.75%	4/2026	—	(11)	—	—%
						408,872	409,446	6.9%
Consumer products
Conair Holdings LLC(13)(27)	Second lien senior secured loan	S +	7.50%	5/2029	130,335	129,650	130,335	2.2%
Feradyne Outdoors, LLC(14)(27)	First lien senior secured loan	S +	6.50% (2.00% PIK)	5/2026	75,114	75,114	68,917	1.1%
Foundation Consumer Brands, LLC(14)(27)	First lien senior secured loan	S +	6.25%	2/2027	3,164	3,164	3,164	0.1%
Lignetics Investment Corp.(14)(27)	First lien senior secured loan	S +	6.00%	11/2027	39,679	39,352	39,679	0.7%
Lignetics Investment Corp.(10)(14)(27)	First lien senior secured revolving loan	S +	6.00%	10/2026	4,471	4,443	4,471	0.1%
SWK BUYER, Inc. (dba Stonewall Kitchen)(14)(27)	First lien senior secured loan	S +	5.25%	3/2029	739	729	717	—%
SWK BUYER, Inc. (dba Stonewall Kitchen)(10)(14)(27)	First lien senior secured revolving loan	S +	5.25%	3/2029	4	3	1	—%
WU Holdco, Inc. (dba Weiman Products, LLC)(14)(27)	First lien senior secured loan	S +	5.25%	3/2027	199,714	198,368	199,714	3.3%
WU Holdco, Inc. (dba Weiman Products, LLC)(10)(14)(27)	First lien senior secured revolving loan	S +	5.25%	3/2027	13,828	13,775	13,828	0.2%
						464,598	460,826	7.7%
Containers and packaging
Arctic Holdco, LLC (dba Novvia Group)(14)(27)	First lien senior secured loan	S +	6.00%	12/2026	10,421	10,247	10,343	0.2%
Arctic Holdco, LLC (dba Novvia Group)(10)(23)(24)(27)	First lien senior secured delayed draw term loan	S +	6.00%	12/2024	—	(122)	(56)	—%

Blue Owl Capital Corporation
Consolidated Schedule of Investments
As of June 30, 2024
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(4)(8)(30)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(2)(3)	Fair Value	Percentage of Net Assets
Ascend Buyer, LLC (dba PPC Flexible Packaging)(14)(27)	First lien senior secured loan	S +	5.75%	10/2028	5,415	5,378	5,415	0.1%
Ascend Buyer, LLC (dba PPC Flexible Packaging)(10)(14)(27)	First lien senior secured revolving loan	S +	5.75%	9/2027	188	185	188	—%
Fortis Solutions Group, LLC(14)(27)	First lien senior secured loan	S +	5.50%	10/2028	4,559	4,497	4,502	0.1%
Fortis Solutions Group, LLC(10)(14)(27)	First lien senior secured revolving loan	S +	5.50%	10/2027	92	87	87	—%
Indigo Buyer, Inc. (dba Inovar Packaging Group)(14)(27)	First lien senior secured loan	S +	6.25%	5/2028	883	876	883	—%
Indigo Buyer, Inc. (dba Inovar Packaging Group)(10)(14)(27)	First lien senior secured revolving loan	S +	6.25%	5/2028	78	78	78	—%
Pregis Topco LLC(13)(27)	Second lien senior secured loan	S +	6.91%	8/2029	160,000	158,096	160,000	2.7%
						179,322	181,440	3.1%
Distribution
ABB/Con-cise Optical Group LLC(14)(27)	First lien senior secured loan	S +	7.50%	2/2028	63,778	63,124	62,343	1.0%
BradyPLUS Holdings, LLC (f/k/a BradyIFS Holdings, LLC)(14)(27)	First lien senior secured loan	S +	6.00%	10/2029	141,262	139,968	141,262	2.4%
BradyPLUS Holdings, LLC (f/k/a BradyIFS Holdings, LLC)(10)(14)(24)(27)	First lien senior secured delayed draw term loan	S +	6.00%	10/2025	9,665	9,505	9,665	0.2%
BradyPLUS Holdings, LLC (f/k/a BradyIFS Holdings, LLC)(10)(23)(27)	First lien senior secured revolving loan	S +	6.00%	10/2029	—	(107)	—	—%
Endries Acquisition, Inc.(13)(27)	First lien senior secured loan	S +	5.25%	12/2028	98,590	97,917	97,850	1.6%
Endries Acquisition, Inc.(10)(23)(24)(27)	First lien senior secured delayed draw term loan	S +	5.25%	12/2025	—	(52)	(59)	—%
Offen, Inc.(13)(27)	First lien senior secured loan	S +	5.11%	6/2026	18,615	18,556	18,615	0.3%
						328,911	329,676	5.5%
Education
Pluralsight, LLC(11)(14)(27)	First lien senior secured loan	S +	8.00%	4/2027	99,450	98,877	46,741	0.8%
Pluralsight, LLC(11)(14)(27)	First lien senior secured revolving loan	S +	8.00%	4/2027	6,235	6,206	2,931	—%
						105,083	49,672	0.8%
Energy equipment and services
Dresser Utility Solutions, LLC(13)(27)	First lien senior secured loan	S +	5.50%	3/2029	56,295	55,761	55,733	0.9%
Dresser Utility Solutions, LLC(10)(24)(27)	First lien senior secured delayed draw term loan	S +	5.50%	9/2025	—	—	—	—%
Dresser Utility Solutions, LLC(10)(23)(27)	First lien senior secured revolving loan	S +	5.50%	3/2029	—	(67)	(72)	—%
						55,694	55,661	0.9%

Blue Owl Capital Corporation
Consolidated Schedule of Investments
As of June 30, 2024
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(4)(8)(30)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(2)(3)	Fair Value	Percentage of Net Assets
Financial services
Baker Tilly Advisory Group, L.P.(13)(27)	First lien senior secured loan	S +	5.00%	6/2031	55,810	54,980	54,973	0.9%
Baker Tilly Advisory Group, L.P.(10)(23)(24)(27)	First lien senior secured delayed draw term loan	S +	5.00%	6/2026	—	(83)	(84)	—%
Baker Tilly Advisory Group, L.P.(10)(23)(27)	First lien senior secured revolving loan	S +	5.00%	6/2030	—	(181)	(184)	—%
Blackhawk Network Holdings, Inc.(6)(13)(27)	First lien senior secured loan	S +	5.00%	3/2029	75,000	73,533	75,143	1.3%
Cresset Capital Management, LLC(14)(27)	First lien senior secured loan	S +	5.00%	6/2030	7,836	7,758	7,757	0.1%
Cresset Capital Management, LLC(10)(24)(27)	First lien senior secured delayed draw term loan	S +	5.00%	9/2025	—	—	—	—%
Cresset Capital Management, LLC(10)(24)(27)	First lien senior secured delayed draw term loan	S +	5.00%	6/2026	—	—	—	—%
Cresset Capital Management, LLC(10)(23)(27)	First lien senior secured revolving loan	S +	5.00%	6/2029	—	(11)	(11)	—%
Klarna Holding AB(14)(27)(29)	Unsecured notes	S +	7.00%	4/2034	1,000	1,000	1,000	—%
Finastra USA, Inc.(14)(27)(29)	First lien senior secured loan	S +	7.25%	9/2029	89,024	88,214	89,024	1.5%
Finastra USA, Inc.(10)(13)(27)(29)	First lien senior secured revolving loan	S +	7.25%	9/2029	980	888	980	—%
KRIV Acquisition Inc. (dba Riveron)(14)(27)	First lien senior secured loan	S +	6.50%	7/2029	6,301	6,135	6,254	0.1%
KRIV Acquisition Inc. (dba Riveron)(10)(23)(24)(27)	First lien senior secured delayed draw term loan	S +	6.50%	7/2025	—	(12)	—	—%
KRIV Acquisition Inc. (dba Riveron)(10)(23)(27)	First lien senior secured revolving loan	S +	6.50%	7/2029	—	(21)	(6)	—%
Minotaur Acquisition, Inc. (dba Inspira Financial)(14)(27)	First lien senior secured loan	S +	5.00%	6/2030	147,994	146,536	146,514	2.4%
Minotaur Acquisition, Inc. (dba Inspira Financial)(10)(23)(24)(27)	First lien senior secured delayed draw term loan	S +	5.00%	5/2025	—	(120)	(123)	—%
Minotaur Acquisition, Inc. (dba Inspira Financial)(10)(23)(24)(27)	First lien senior secured delayed draw term loan	S +	5.00%	5/2026	—	(120)	(123)	—%
Minotaur Acquisition, Inc. (dba Inspira Financial)(10)(23)(27)	First lien senior secured revolving loan	S +	5.00%	6/2030	—	(148)	(152)	—%
NMI Acquisitionco, Inc. (dba Network Merchants)(13)(27)	First lien senior secured loan	S +	5.25%	9/2028	36,193	36,039	36,193	0.6%
NMI Acquisitionco, Inc. (dba Network Merchants)(10)(23)(27)	First lien senior secured revolving loan	S +	5.25%	9/2028	—	(6)	—	—%

Blue Owl Capital Corporation
Consolidated Schedule of Investments
As of June 30, 2024
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(4)(8)(30)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(2)(3)	Fair Value	Percentage of Net Assets
Smarsh Inc.(14)(27)	First lien senior secured loan	S +	5.75%	2/2029	762	756	762	—%
Smarsh Inc.(10)(14)(24)(27)	First lien senior secured delayed draw term loan	S +	5.75%	2/2025	95	94	95	—%
Smarsh Inc.(10)(13)(27)	First lien senior secured revolving loan	S +	5.75%	2/2029	4	4	4	—%
						415,235	418,016	6.9%
Food and beverage
Balrog Acquisition, Inc. (dba Bakemark)(13)(27)	Second lien senior secured loan	S +	7.00%	9/2029	22,000	21,864	22,000	0.4%
Blast Bidco Inc. (dba Bazooka Candy Brands)(14)(27)	First lien senior secured loan	S +	6.00%	10/2030	29,478	28,795	29,405	0.5%
Blast Bidco Inc. (dba Bazooka Candy Brands)(10)(23)(27)	First lien senior secured revolving loan	S +	6.00%	10/2029	—	(76)	(9)	—%
BP Veraison Buyer, LLC (dba Sun World)(14)(27)	First lien senior secured loan	S +	5.50%	5/2027	67,638	67,184	67,638	1.1%
BP Veraison Buyer, LLC (dba Sun World)(10)(23)(27)	First lien senior secured revolving loan	S +	5.50%	5/2027	—	(52)	—	—%
Gehl Foods, LLC(13)(27)	First lien senior secured loan	S +	6.25%	6/2030	69,403	68,710	68,709	1.1%
Gehl Foods, LLC(10)(23)(24)(27)	First lien senior secured delayed draw term loan	S +	6.25%	12/2025	—	(27)	(27)	—%
H-Food Holdings, LLC(11)(14)(27)	Second lien senior secured loan	S +	7.00%	3/2026	121,800	113,189	24,360	0.4%
Hissho Sushi Merger Sub, LLC(14)(27)	First lien senior secured loan	S +	5.50%	5/2028	887	881	887	—%
Hissho Sushi Merger Sub, LLC(10)(27)	First lien senior secured revolving loan	S +	5.50%	5/2028	—	—	—	—%
Innovation Ventures HoldCo, LLC (dba 5 Hour Energy)(13)(27)	First lien senior secured loan	S +	6.25%	3/2027	125,000	123,636	123,125	2.1%
Nellson Nutraceutical, LLC(14)(27)	First lien senior secured loan	S +	5.75%	12/2025	25,688	25,646	25,302	0.4%
The Better Being Co., LLC (fka Nutraceutical International Corporation)(13)(27)	First lien senior secured loan	S +	7.50% (3.75% PIK)	9/2026	201,527	200,327	192,458	3.2%
The Better Being Co., LLC (fka Nutraceutical International Corporation)(10)(13)(27)	First lien senior secured revolving loan	S +	7.50% (3.75% PIK)	9/2026	4,087	4,036	3,439	0.1%
Ole Smoky Distillery, LLC(13)(27)	First lien senior secured loan	S +	5.50%	3/2028	864	852	857	—%
Ole Smoky Distillery, LLC(10)(23)(27)	First lien senior secured revolving loan	S +	5.25%	3/2028	—	(1)	(1)	—%
Recipe Acquisition Corp. (dba Roland Corporation)(14)	Second lien senior secured loan	S +	9.00%	11/2024	32,000	31,992	32,160	0.5%
Rushmore Investment III LLC (dba Winland Foods)(14)(27)	First lien senior secured loan	S +	6.25%	10/2030	252,695	248,957	252,695	4.2%

Blue Owl Capital Corporation
Consolidated Schedule of Investments
As of June 30, 2024
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(4)(8)(30)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(2)(3)	Fair Value	Percentage of Net Assets
Sara Lee Frozen Bakery, LLC (fka KSLB Holdings, LLC)(14)(27)	First lien senior secured loan	S +	4.50%	7/2025	42,843	42,688	42,094	0.7%
Sara Lee Frozen Bakery, LLC (fka KSLB Holdings, LLC)(10)(14)(27)	First lien senior secured revolving loan	S +	4.50%	7/2025	6,924	6,924	6,767	0.1%
Tall Tree Foods, Inc.(11)(14)	First lien senior secured loan	S +	9.25% PIK	9/2024	60,715	47,544	38,554	0.6%
Tall Tree Foods, Inc.(10)(11)(14)	First lien senior secured delayed draw term loan	S +	9.25% PIK	9/2024	3,781	1,520	2,287	—%
Ultimate Baked Goods Midco, LLC(13)(27)	First lien senior secured loan	S +	6.25%	8/2027	80,003	78,809	80,003	1.3%
Ultimate Baked Goods Midco, LLC(10)(13)(27)	First lien senior secured revolving loan	S +	6.25%	8/2027	1,865	1,736	1,865	—%
						1,115,134	1,014,568	16.7%
Healthcare equipment and services
Allied Benefit Systems Intermediate LLC(13)(27)	First lien senior secured loan	S +	5.25%	10/2030	843	831	837	—%
Allied Benefit Systems Intermediate LLC(10)(23)(24)(27)	First lien senior secured delayed draw term loan	S +	5.25%	10/2025	—	(1)	—	—%
Bamboo US BidCo LLC(14)(27)	First lien senior secured loan	S +	6.75% (3.38% PIK)	9/2030	4,983	4,847	4,896	0.1%
Bamboo US BidCo LLC(19)(27)	First lien senior secured EUR term loan	E +	6.75% (3.38% PIK)	9/2030	€3,100	3,194	3,273	0.1%
Bamboo US BidCo LLC(10)(14)(24)(27)	First lien senior secured delayed draw term loan	S +	6.75% (3.38% PIK)	3/2025	146	134	142	—%
Bamboo US BidCo LLC(10)(23)(27)	First lien senior secured revolving loan	S +	6.00%	10/2029	—	(27)	(18)	—%
CSC MKG Topco LLC (dba Medical Knowledge Group)(13)(27)	First lien senior secured loan	S +	5.75%	2/2029	1,255	1,237	1,243	—%
Medline Borrower, LP(10)(27)	First lien senior secured revolving loan	S +	3.00%	10/2026	—	—	—	—%
Nelipak Holding Company(14)(27)	First lien senior secured loan	S +	5.50%	3/2031	19,895	19,604	19,646	0.3%
Nelipak Holding Company(10)(23)(24)(27)	First lien senior secured delayed draw term loan	S +	5.50%	3/2027	—	(55)	(38)	—%
Nelipak Holding Company(10)(13)(27)	First lien senior secured revolving loan	S +	5.50%	3/2031	2,178	2,095	2,106	—%
NELIPAK EUROPEAN HOLDINGS COÖPERATIEF U.A.(19)(27)	First lien senior secured EUR term loan	E +	5.50%	3/2031	€36,432	38,874	38,557	0.6%
NELIPAK EUROPEAN HOLDINGS COÖPERATIEF U.A.(10)(23)(24)(27)	First lien senior secured EUR delayed draw term loan	E +	5.50%	3/2027	€0	(110)	(75)	—%
NELIPAK EUROPEAN HOLDINGS COÖPERATIEF U.A.(10)(19)(27)	First lien senior secured EUR revolving loan	E +	5.50%	3/2031	€229	207	211	—%

Blue Owl Capital Corporation
Consolidated Schedule of Investments
As of June 30, 2024
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(4)(8)(30)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(2)(3)	Fair Value	Percentage of Net Assets
Patriot Acquisition TopCo S.A.R.L (dba Corza Health, Inc.)(14)(27)(29)	First lien senior secured loan	S +	5.25%	1/2028	125,468	124,285	125,468	2.1%
Patriot Acquisition TopCo S.A.R.L (dba Corza Health, Inc.)(10)(23)(27)(29)	First lien senior secured revolving loan	S +	5.25%	1/2028	—	(89)	—	—%
PERKINELMER U.S. LLC(13)(27)	First lien senior secured loan	S +	5.00%	3/2029	19,364	19,355	19,329	0.3%
PERKINELMER U.S. LLC(10)(23)(24)(27)	First lien senior secured delayed draw term loan	S +	5.00%	5/2026	—	(14)	—	—%
Rhea Parent, Inc.(14)(27)	First lien senior secured loan	S +	5.50%	2/2029	758	747	758	—%
						215,114	216,335	3.5%
Healthcare providers and services
Covetrus, Inc.(14)(27)	Second lien senior secured loan	S +	9.25%	10/2030	5,000	4,912	4,888	0.1%
Diagnostic Services Holdings, Inc. (dba Rayus Radiology)(13)(27)	First lien senior secured loan	S +	5.50%	3/2025	994	994	994	—%
Engage Debtco Limited(14)(27)(29)	First lien senior secured loan	S +	6.00% (2.50%PIK)	7/2029	1,019	1,000	1,004	—%
KWOL Acquisition Inc. (dba Worldwide Clinical Trials)(15)(27)	First lien senior secured loan	S +	6.25%	12/2029	61,505	60,370	61,197	1.0%
KWOL Acquisition Inc. (dba Worldwide Clinical Trials)(10)(14)(27)	First lien senior secured revolving loan	S +	6.25%	12/2029	2,093	1,943	2,051	—%
Maple Acquisition, LLC (dba Medicus)(14)(27)	First lien senior secured loan	S +	5.25%	5/2031	66,569	66,074	66,070	1.1%
Maple Acquisition, LLC (dba Medicus)(10)(23)(24)(27)	First lien senior secured delayed draw term loan	S +	5.25%	5/2026	—	(45)	(45)	—%
Maple Acquisition, LLC (dba Medicus)(10)(23)(27)	First lien senior secured revolving loan	S +	5.25%	5/2030	—	(67)	(68)	—%
National Dentex Labs LLC (fka Barracuda Dental LLC)(14)(27)	First lien senior secured loan	S +	8.00% (3.00% PIK)	4/2026	109,310	108,814	104,391	1.7%
National Dentex Labs LLC (fka Barracuda Dental LLC)(10)(14)(27)	First lien senior secured delayed draw term loan	S +	8.00%	4/2026	2,341	2,187	2,137	—%
National Dentex Labs LLC (fka Barracuda Dental LLC)(10)(14)(27)	First lien senior secured revolving loan	S +	7.00%	4/2026	8,710	8,646	8,289	0.1%
Natural Partners, LLC(14)(27)(29)	First lien senior secured loan	S +	4.50%	11/2027	910	898	910	—%
Natural Partners, LLC(10)(14)(27)(29)	First lien senior secured revolving loan	S +	4.50%	11/2027	27	26	27	—%
OB Hospitalist Group, Inc.(14)(27)	First lien senior secured loan	S +	5.50%	9/2027	93,349	92,220	92,883	1.5%
OB Hospitalist Group, Inc.(10)(14)(27)	First lien senior secured revolving loan	S +	5.50%	9/2027	6,867	6,704	6,792	0.1%
Ex Vivo Parent Inc. (dba OB Hospitalist)(14)(27)	First lien senior secured loan	S +	9.75% PIK	9/2028	74,032	73,215	73,662	1.2%

Blue Owl Capital Corporation
Consolidated Schedule of Investments
As of June 30, 2024
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(4)(8)(30)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(2)(3)	Fair Value	Percentage of Net Assets
Pacific BidCo Inc.(14)(27)(29)	First lien senior secured loan	S +	5.75% (3.20% PIK)	8/2029	35,455	34,766	35,189	0.6%
PetVet Care Centers, LLC(13)(27)	First lien senior secured loan	S +	6.00%	11/2030	107,667	106,658	106,052	1.8%
PetVet Care Centers, LLC(10)(23)(24)(27)	First lien senior secured delayed draw term loan	S +	6.00%	11/2025	—	(64)	(71)	—%
PetVet Care Centers, LLC(10)(23)(27)	First lien senior secured revolving loan	S +	6.00%	11/2029	—	(141)	(222)	—%
Plasma Buyer LLC (dba PathGroup)(14)(27)	First lien senior secured loan	S +	5.75%	5/2029	669	659	660	—%
Plasma Buyer LLC (dba PathGroup)(10)(14)(24)(27)	First lien senior secured delayed draw term loan	S +	6.25%	9/2025	10	10	10	—%
Plasma Buyer LLC (dba PathGroup)(10)(14)(27)	First lien senior secured revolving loan	S +	5.75%	5/2028	42	41	41	—%
PPV Intermediate Holdings, LLC(14)(27)	First lien senior secured loan	S +	5.75%	8/2029	933	918	921	—%
PPV Intermediate Holdings, LLC(10)(14)(24)(27)	First lien senior secured delayed draw term loan	S +	6.00%	9/2025	29	28	28	—%
PPV Intermediate Holdings, LLC(10)(23)(27)	First lien senior secured revolving loan	S +	5.75%	8/2029	—	(1)	(1)	—%
Premier Imaging, LLC (dba LucidHealth)(14)(27)	First lien senior secured loan	S +	8.00%	1/2025	42,600	42,512	38,233	0.6%
Premise Health Holding Corp.(15)(27)	First lien senior secured loan	S +	5.50%	3/2031	47,555	46,865	47,079	0.8%
Premise Health Holding Corp.(10)(23)(27)	First lien senior secured revolving loan	S +	5.50%	3/2030	—	(78)	(55)	—%
Quva Pharma, Inc.(13)(27)	First lien senior secured loan	S +	5.50%	4/2028	38,900	38,184	38,900	0.6%
Quva Pharma, Inc.(10)(13)(27)	First lien senior secured revolving loan	S +	5.50%	4/2026	2,240	2,197	2,240	—%
Tivity Health, Inc.(13)(27)	First lien senior secured loan	S +	6.00%	6/2029	983	963	983	—%
Unified Women's Healthcare, LP(13)(27)	First lien senior secured loan	S +	5.25%	6/2029	25,128	24,955	25,128	0.4%
Unified Women's Healthcare, LP(10)(23)(24)(27)	First lien senior secured delayed draw term loan	S +	5.50%	10/2025	—	(5)	—	—%
Unified Women's Healthcare, LP(10)(23)(24)(27)	First lien senior secured delayed draw term loan	S +	5.25%	3/2026	—	(36)	—	—%
Unified Women's Healthcare, LP(10)(27)	First lien senior secured revolving loan	S +	5.25%	6/2029	—	—	—	—%
Vermont Aus Pty Ltd(14)(27)(29)	First lien senior secured loan	S +	5.65%	3/2028	978	961	970	—%
XRL 1 LLC (dba XOMA)(17)(27)	First lien senior secured loan		9.88%	12/2038	31,596	31,033	30,490	0.5%
XRL 1 LLC (dba XOMA)(10)(17)(23)(24)(27)	First lien senior secured delayed draw term loan		9.88%	12/2025	—	(36)	(88)	—%
						758,280	751,669	12.1%

Blue Owl Capital Corporation
Consolidated Schedule of Investments
As of June 30, 2024
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(4)(8)(30)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(2)(3)	Fair Value	Percentage of Net Assets
Healthcare technology
BCPE Osprey Buyer, Inc. (dba PartsSource)(14)(27)	First lien senior secured loan	S +	5.75%	8/2028	116,984	115,732	116,106	1.9%
BCPE Osprey Buyer, Inc. (dba PartsSource)(10)(13)(24)(27)	First lien senior secured delayed draw term loan	S +	5.75%	10/2025	4,424	4,164	4,391	0.1%
BCPE Osprey Buyer, Inc. (dba PartsSource)(10)(13)(27)	First lien senior secured revolving loan	S +	5.75%	8/2026	6,323	6,235	6,234	0.1%
RL Datix Holdings (USA), Inc.(15)(27)	First lien senior secured loan	S +	5.50%	4/2031	42,737	42,317	42,310	0.7%
RL Datix Holdings (USA), Inc.(10)(24)(27)	First lien senior secured delayed draw term loan	S +	5.50%	4/2027	—	—	—	—%
RL Datix Holdings (USA), Inc.(10)(23)(27)	First lien senior secured revolving loan	S +	5.50%	10/2030	—	(82)	(84)	—%
RL Datix Holdings (USA), Inc. (dba Datix Bidco Limited)(22)(27)	First lien senior secured GBP term loan	SA +	5.50%	4/2031	£19,791	24,477	24,768	0.4%
GI Ranger Intermediate, LLC (dba Rectangle Health)(14)(27)	First lien senior secured loan	S +	6.00%	10/2028	4,516	4,454	4,436	0.1%
GI Ranger Intermediate, LLC (dba Rectangle Health)(10)(23)(27)	First lien senior secured revolving loan	S +	6.00%	10/2027	—	(4)	(6)	—%
Imprivata, Inc.(14)(27)	Second lien senior secured loan	S +	6.25%	12/2028	882	874	882	—%
Indikami Bidco, LLC (dba IntegriChain)(13)(27)	First lien senior secured loan	S +	6.50% (2.50% PIK)	12/2030	12,787	12,516	12,595	0.2%
Indikami Bidco, LLC (dba IntegriChain)(10)(23)(24)(27)	First lien senior secured delayed draw term loan	S +	6.00%	12/2025	—	(17)	—	—%
Indikami Bidco, LLC (dba IntegriChain)(10)(13)(27)	First lien senior secured revolving loan	S +	6.00%	6/2030	570	538	547	—%
Ocala Bidco, Inc.(14)(27)	First lien senior secured loan	S +	6.25% (2.75% PIK)	11/2028	204,573	201,180	202,016	3.4%
Ocala Bidco, Inc.(14)(27)	Second lien senior secured loan	S +	10.50% PIK	11/2033	119,632	118,110	118,435	2.0%
Intelerad Medical Systems Incorporated (fka 11849573 Canada Inc.)(14)(27)(29)	First lien senior secured loan	S +	6.50%	8/2026	116,008	115,383	113,398	1.9%
Intelerad Medical Systems Incorporated (fka 11849573 Canada Inc.)(13)(27)(29)	First lien senior secured revolving loan	S +	6.50%	8/2026	8,135	8,082	7,952	0.1%
Interoperability Bidco, Inc. (dba Lyniate)(14)(27)	First lien senior secured loan	S +	7.00%	3/2028	68,028	67,789	67,008	1.1%
Interoperability Bidco, Inc. (dba Lyniate)(10)(23)(24)(27)	First lien senior secured delayed draw term loan	S +	7.00%	6/2026	—	—	(67)	—%
Interoperability Bidco, Inc. (dba Lyniate)(10)(23)(27)	First lien senior secured revolving loan	S +	7.00%	3/2028	—	(12)	(79)	—%
						721,736	720,842	12.0%

Blue Owl Capital Corporation
Consolidated Schedule of Investments
As of June 30, 2024
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(4)(8)(30)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(2)(3)	Fair Value	Percentage of Net Assets
Household products
Aptive Environmental, LLC(17)(27)	First lien senior secured loan		12.00% (6.00% PIK)	1/2026	13,383	12,282	13,618	0.2%
HGH Purchaser, Inc. (dba Horizon Services)(14)(27)	First lien senior secured loan	S +	7.00% (2.50% PIK)	11/2026	187,928	187,051	186,050	3.1%
HGH Purchaser, Inc. (dba Horizon Services)(10)(23)(27)	First lien senior secured revolving loan	S +	7.00%	11/2026	—	(58)	(165)	—%
Mario Purchaser, LLC (dba Len the Plumber)(13)(27)	First lien senior secured loan	S +	5.75%	4/2029	19,685	19,384	19,685	0.3%
Mario Purchaser, LLC (dba Len the Plumber)(10)(13)(24)(27)	First lien senior secured delayed draw term loan	S +	5.75%	10/2025	459	411	459	—%
Mario Purchaser, LLC (dba Len the Plumber)(10)(13)(27)	First lien senior secured revolving loan	S +	5.75%	4/2028	92	74	92	—%
Mario Midco Holdings, Inc. (dba Len the Plumber)(13)(27)	Unsecured facility	S +	10.75% PIK	4/2032	5,191	5,092	5,191	0.1%
SimpliSafe Holding Corporation(13)(27)	First lien senior secured loan	S +	6.25%	5/2028	6,819	6,722	6,819	0.1%
						230,958	231,749	3.8%
Human resource support services
Cornerstone OnDemand, Inc.(13)(27)	Second lien senior secured loan	S +	6.50%	10/2029	115,833	114,546	105,988	1.8%
IG Investments Holdings, LLC (dba Insight Global)(14)(27)	First lien senior secured loan	S +	6.00%	9/2028	50,189	49,512	49,938	0.8%
IG Investments Holdings, LLC (dba Insight Global)(10)(23)(27)	First lien senior secured revolving loan	S +	6.00%	9/2027	—	(67)	(26)	—%
						163,991	155,900	2.6%
Infrastructure and environmental services
FR Vision Holdings, Inc. (dba CHA Consulting)(14)(27)	First lien senior secured loan	S +	5.50%	1/2031	25,446	25,203	25,319	0.4%
FR Vision Holdings, Inc. (dba CHA Consulting)(10)(14)(24)(27)	First lien senior secured delayed draw term loan	S +	5.50%	1/2026	2,142	2,084	2,132	—%
FR Vision Holdings, Inc. (dba CHA Consulting)(10)(23)(27)	First lien senior secured revolving loan	S +	5.50%	1/2030	—	(19)	(10)	—%
GI Apple Midco LLC (dba Atlas Technical Consultants)(13)(27)	First lien senior secured loan	S +	6.75%	4/2030	818	805	811	—%
GI Apple Midco LLC (dba Atlas Technical Consultants)(10)(13)(24)(27)	First lien senior secured delayed draw term loan	S +	6.75%	4/2025	17	16	17	—%
GI Apple Midco LLC (dba Atlas Technical Consultants)(10)(13)(27)	First lien senior secured revolving loan	S +	6.75%	4/2029	24	22	23	—%
KENE Acquisition, Inc. (dba Entrust Solutions Group)(14)(27)	First lien senior secured loan	S +	5.25%	2/2031	11,554	11,332	11,410	0.2%
KENE Acquisition, Inc. (dba Entrust Solutions Group)(10)(23)(24)(27)	First lien senior secured delayed draw term loan	S +	5.25%	2/2026	—	(48)	(13)	—%
KENE Acquisition, Inc. (dba Entrust Solutions Group)(10)(23)(27)	First lien senior secured revolving loan	S +	5.25%	2/2031	—	(29)	(19)	—%

Blue Owl Capital Corporation
Consolidated Schedule of Investments
As of June 30, 2024
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(4)(8)(30)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(2)(3)	Fair Value	Percentage of Net Assets
LineStar Integrity Services LLC(14)(27)	First lien senior secured loan	S +	7.25%	2/2026	55,106	54,233	51,800	0.9%
LineStar Integrity Services LLC(10)(24)(27)	First lien senior secured delayed draw term loan	S +	7.25%	3/2025	—	—	—	—%
LineStar Integrity Services LLC(14)(27)	First lien senior secured revolving loan	S +	7.25%	2/2026	9,903	9,775	9,309	0.2%
Tamarack Intermediate, L.L.C. (dba Verisk 3E)(14)(27)	First lien senior secured loan	S +	5.50%	3/2028	1,017	1,004	1,009	—%
Tamarack Intermediate, L.L.C. (dba Verisk 3E)(10)(23)(27)	First lien senior secured revolving loan	S +	5.50%	3/2028	—	(2)	(1)	—%
						104,376	101,787	1.7%
Insurance
Alera Group, Inc.(13)(27)	First lien senior secured loan	S +	5.25%	10/2028	34,285	34,285	34,285	0.6%
AmeriLife Holdings LLC(13)(27)	First lien senior secured loan	S +	5.75%	8/2029	1,036	1,023	1,036	—%
AmeriLife Holdings LLC(10)(24)(27)	First lien senior secured delayed draw term loan	S +	5.75%	6/2026	—	—	—	—%
AmeriLife Holdings LLC(10)(23)(27)	First lien senior secured revolving loan	S +	5.75%	8/2028	—	(1)	—	—%
Brightway Holdings, LLC(13)(27)	First lien senior secured loan	S +	6.50%	12/2027	29,380	29,139	29,013	0.5%
Brightway Holdings, LLC(10)(23)(27)	First lien senior secured revolving loan	S +	6.50%	12/2027	—	(23)	(39)	—%
Evolution BuyerCo, Inc. (dba SIAA)(14)(27)	First lien senior secured loan	S +	6.25%	4/2028	139,562	138,332	139,562	2.3%
Evolution BuyerCo, Inc. (dba SIAA)(10)(14)(24)(27)	First lien senior secured delayed draw term loan	S +	6.00%	12/2025	3,965	3,818	3,955	0.1%
Evolution BuyerCo, Inc. (dba SIAA)(10)(23)(27)	First lien senior secured revolving loan	S +	6.25%	4/2027	—	(72)	—	—%
Galway Borrower LLC(10)(23)(24)(27)	First lien senior secured delayed draw term loan	S +	5.00%	2/2026	—	(7)	—	—%
Galway Borrower LLC(10)(14)(27)	First lien senior secured revolving loan	S +	5.25%	9/2028	27	25	26	—%
Integrity Marketing Acquisition, LLC(14)(27)	First lien senior secured loan	S +	5.83%	8/2026	156,703	156,380	156,703	2.6%
Integrity Marketing Acquisition, LLC(10)(14)(24)(27)	First lien senior secured delayed draw term loan	S +	6.00%	8/2025	20,680	20,380	20,680	0.3%
Integrity Marketing Acquisition, LLC(10)(23)(27)	First lien senior secured revolving loan	S +	6.50%	8/2026	—	(46)	—	—%
Norvax, LLC (dba GoHealth)(13)(27)	First lien senior secured loan	S +	7.50%	9/2025	66,929	66,219	65,590	1.1%
Norvax, LLC (dba GoHealth)(10)(13)(27)	First lien senior secured revolving loan	S +	6.50%	6/2025	826	822	703	—%

Blue Owl Capital Corporation
Consolidated Schedule of Investments
As of June 30, 2024
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(4)(8)(30)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(2)(3)	Fair Value	Percentage of Net Assets
Peter C. Foy & Associates Insurance Services, LLC (dba PCF Insurance Services)(13)(27)	First lien senior secured loan	S +	5.50%	11/2028	109,181	109,181	108,995	1.8%
Peter C. Foy & Associates Insurance Services, LLC (dba PCF Insurance Services)(10)(23)(27)	First lien senior secured revolving loan	S +	5.50%	11/2027	—	(34)	(10)	—%
PCF Midco II, LLC (dba PCF Insurance Services)(17)(27)	First lien senior secured loan		9.00% PIK	10/2031	150,866	141,576	142,191	2.4%
Summit Acquisition Inc. (dba K2 Insurance Services)(14)(27)	First lien senior secured loan	S +	6.75%	5/2030	730	710	726	—%
Summit Acquisition Inc. (dba K2 Insurance Services)(10)(23)(24)(27)	First lien senior secured delayed draw term loan	S +	6.75%	11/2024	—	(2)	—	—%
Summit Acquisition Inc. (dba K2 Insurance Services)(10)(23)(27)	First lien senior secured revolving loan	S +	6.75%	5/2029	—	(2)	—	—%
Tempo Buyer Corp. (dba Global Claims Services)(14)(27)	First lien senior secured loan	S +	4.75%	8/2028	1,061	1,047	1,061	—%
Tempo Buyer Corp. (dba Global Claims Services)(10)(14)(27)	First lien senior secured revolving loan	S +	4.75%	8/2027	57	55	57	—%
THG Acquisition, LLC (dba Hilb)(13)(27)	First lien senior secured loan	S +	5.75%	12/2026	73,590	72,850	73,590	1.2%
THG Acquisition, LLC (dba Hilb)(10)(13)(27)	First lien senior secured revolving loan	S +	5.75%	12/2025	3,061	3,006	3,061	0.1%
USRP Holdings, Inc. (dba U.S. Retirement and Benefits Partners)(14)(27)	First lien senior secured loan	S +	5.75%	7/2027	38,208	37,766	38,208	0.6%
USRP Holdings, Inc. (dba U.S. Retirement and Benefits Partners)(10)(23)(27)	First lien senior secured revolving loan	S +	5.75%	7/2027	—	(43)	—	—%
KUSRP Intermediate, Inc. (dba U.S. Retirement and Benefits Partners)(13)(27)	First lien senior secured loan	S +	10.50% PIK	7/2030	38,909	38,562	38,909	0.6%
						854,946	858,302	14.2%
Internet software and services
3ES Innovation Inc. (dba Aucerna)(14)(27)(29)	First lien senior secured loan	S +	6.50%	5/2025	59,698	59,547	59,698	1.0%
3ES Innovation Inc. (dba Aucerna)(10)(23)(27)(29)	First lien senior secured revolving loan	S +	6.50%	5/2025	—	(7)	—	—%
AlphaSense, Inc.(14)(27)	First lien senior secured loan	S +	6.25%	6/2029	707	700	700	—%
AlphaSense, Inc.(10)(23)(24)(27)	First lien senior secured delayed draw term loan	S +	6.25%	12/2025	—	(1)	(1)	—%
AlphaSense, Inc.(10)(27)	First lien senior secured delayed draw term loan	S +	6.25%	6/2029	—	—	—	—%
Anaplan, Inc.(14)(27)	First lien senior secured loan	S +	5.75%	6/2029	135,082	135,082	135,082	2.3%
Anaplan, Inc.(14)(27)	First lien senior secured loan	S +	5.75%	6/2029	4,052	4,013	4,052	0.1%
Anaplan, Inc.(10)(27)	First lien senior secured revolving loan	S +	5.75%	6/2028	—	—	—	—%

Blue Owl Capital Corporation
Consolidated Schedule of Investments
As of June 30, 2024
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(4)(8)(30)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(2)(3)	Fair Value	Percentage of Net Assets
Aptean Acquiror, Inc. (dba Aptean)(13)(27)	First lien senior secured loan	S +	5.25%	1/2031	785	778	781	—%
Aptean Acquiror, Inc. (dba Aptean)(10)(13)(24)(27)	First lien senior secured delayed draw term loan	S +	5.25%	1/2026	7	6	7	—%
Aptean Acquiror, Inc. (dba Aptean)(10)(23)(27)	First lien senior secured revolving loan	S +	5.25%	1/2031	—	(1)	—	—%
Armstrong Bidco Limited (dba The Access Group)(22)(27)(29)	First lien senior secured loan	SA +	5.25%	6/2029	£2,960	3,571	3,732	0.1%
Artifact Bidco, Inc. (dba Aveta)(14)(27)	First lien senior secured loan	S +	4.50%	5/2031	9,105	9,059	9,059	0.2%
Artifact Bidco, Inc. (dba Aveta)(10)(23)(24)(27)	First lien senior secured delayed draw term loan	S +	4.50%	5/2027	—	(17)	(6)	—%
Artifact Bidco, Inc. (dba Aveta)(10)(23)(27)	First lien senior secured revolving loan	S +	4.50%	5/2030	—	(6)	(6)	—%
Artifact Bidco, Inc. (dba Aveta)(10)(23)(27)	First lien senior secured revolving loan	S +	4.50%	5/2030	—	(2)	(2)	—%
Azurite Intermediate Holdings, Inc. (dba Alteryx, Inc.)(13)(27)	First lien senior secured loan	S +	6.50%	3/2031	3,658	3,604	3,612	0.1%
Azurite Intermediate Holdings, Inc. (dba Alteryx, Inc.)(10)(13)(24)(27)	First lien senior secured delayed draw term loan	S +	6.50%	3/2026	5,320	5,221	5,239	0.1%
Azurite Intermediate Holdings, Inc. (dba Alteryx, Inc.)(10)(23)(27)	First lien senior secured revolving loan	S +	6.50%	3/2031	—	(19)	(17)	—%
Bayshore Intermediate #2, L.P. (dba Boomi)(14)(27)	First lien senior secured loan	S +	7.50% PIK	10/2028	110,606	109,310	110,606	1.8%
Bayshore Intermediate #2, L.P. (dba Boomi)(10)(23)(27)	First lien senior secured revolving loan	S +	6.50%	10/2027	—	(84)	—	—%
BCTO BSI Buyer, Inc. (dba Buildertrend)(14)(27)	First lien senior secured loan	S +	7.50% PIK	12/2026	58,110	57,827	58,110	1.0%
BCTO BSI Buyer, Inc. (dba Buildertrend)(10)(23)(27)	First lien senior secured revolving loan	S +	7.50%	12/2026	—	(53)	—	—%
Catalis Intermediate, Inc. (fka GovBrands Intermediate, Inc.)(14)(27)	First lien senior secured loan	S +	5.50%	8/2027	12,729	12,547	12,347	0.2%
Catalis Intermediate, Inc. (fka GovBrands Intermediate, Inc.)(10)(14)(27)	First lien senior secured revolving loan	S +	5.50%	8/2027	273	263	249	—%
Crewline Buyer, Inc. (dba New Relic)(14)(27)	First lien senior secured loan	S +	6.75%	11/2030	106,201	104,708	105,936	1.8%
Crewline Buyer, Inc. (dba New Relic)(10)(23)(27)	First lien senior secured revolving loan	S +	6.75%	11/2030	—	(151)	(28)	—%
CivicPlus, LLC(14)(27)	First lien senior secured loan	S +	5.75% (2.50% PIK)	8/2027	36,035	35,821	36,035	0.6%
CivicPlus, LLC(10)(23)(27)	First lien senior secured revolving loan	S +	6.00%	8/2027	—	(15)	—	—%
CP PIK DEBT ISSUER, LLC (dba CivicPlus, LLC)(14)(27)	Unsecured notes	S +	11.75% PIK	6/2034	23,098	22,677	23,098	0.4%

Blue Owl Capital Corporation
Consolidated Schedule of Investments
As of June 30, 2024
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(4)(8)(30)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(2)(3)	Fair Value	Percentage of Net Assets
Coupa Holdings, LLC(14)(27)	First lien senior secured loan	S +	5.50%	2/2030	785	785	785	—%
Coupa Holdings, LLC(10)(24)(27)	First lien senior secured delayed draw term loan	S +	5.50%	8/2025	—	—	—	—%
Coupa Holdings, LLC(10)(27)	First lien senior secured revolving loan	S +	5.50%	2/2029	—	—	—	—%
Delinea Buyer, Inc. (f/k/a Centrify)(14)(27)	First lien senior secured loan	S +	5.75%	3/2028	65,219	64,236	65,219	1.1%
Delinea Buyer, Inc. (f/k/a Centrify)(10)(23)(27)	First lien senior secured revolving loan	S +	5.75%	3/2027	—	(89)	—	—%
Delinea Buyer, Inc. (f/k/a Centrify)(14)(27)	First lien senior secured loan	S +	6.00%	3/2028	23,671	23,218	23,671	0.4%
Delta TopCo, Inc. (dba Infoblox, Inc.)(6)(14)(27)	Second lien senior secured loan	S +	5.25%	11/2030	10,000	9,950	10,120	0.2%
EET Buyer, Inc. (dba e-Emphasys)(14)(27)	First lien senior secured loan	S +	5.00%	11/2027	4,443	4,416	4,443	0.1%
EET Buyer, Inc. (dba e-Emphasys)(10)(23)(27)	First lien senior secured revolving loan	S +	5.00%	11/2027	—	(3)	—	—%
Forescout Technologies, Inc.(14)(27)	First lien senior secured loan	S +	5.00%	5/2031	79,599	79,205	79,201	1.3%
Forescout Technologies, Inc.(10)(23)(27)	First lien senior secured revolving loan	S +	5.00%	5/2030	—	(28)	(28)	—%
Granicus, Inc.(14)(27)	First lien senior secured loan	S +	5.75% (2.25% PIK)	1/2031	7,790	7,716	7,751	0.1%
Granicus, Inc.(10)(23)(24)(27)	First lien senior secured delayed draw term loan	S +	5.75% (2.25% PIK)	1/2026	—	(5)	—	—%
Granicus, Inc.(10)(13)(27)	First lien senior secured revolving loan	S +	5.25%	1/2031	18	7	12	—%
H&F Opportunities LUX III S.À R.L (dba Checkmarx)(13)(27)(29)	First lien senior secured loan	S +	7.50%	4/2026	51,567	51,010	51,567	0.9%
H&F Opportunities LUX III S.À R.L (dba Checkmarx)(10)(23)(27)(29)	First lien senior secured revolving loan	S +	7.50%	4/2026	—	(145)	—	—%
Hyland Software, Inc.(13)(27)	First lien senior secured loan	S +	6.00%	9/2030	52,902	52,171	52,506	0.9%
Hyland Software, Inc.(10)(23)(27)	First lien senior secured revolving loan	S +	6.00%	9/2029	—	(33)	(19)	—%
Icefall Parent, Inc. (dba EngageSmart)(14)(27)	First lien senior secured loan	S +	6.50%	1/2030	22,051	21,633	21,886	0.4%
Icefall Parent, Inc. (dba EngageSmart)(10)(23)(27)	First lien senior secured revolving loan	S +	6.50%	1/2030	—	(39)	(16)	—%
JS PARENT, INC. (dba Jama Software)(14)(27)	First lien senior secured loan	S +	5.00%	4/2031	912	907	907	—%
JS PARENT, INC. (dba Jama Software)(10)(27)	First lien senior secured revolving loan	S +	5.00%	4/2031	—	—	—	—%

Blue Owl Capital Corporation
Consolidated Schedule of Investments
As of June 30, 2024
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(4)(8)(30)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(2)(3)	Fair Value	Percentage of Net Assets
Litera Bidco LLC(13)(27)	First lien senior secured loan	S +	4.75%	5/2028	123,894	123,290	123,274	2.1%
Litera Bidco LLC(10)(13)(24)(27)	First lien senior secured delayed draw term loan	S +	4.75%	11/2026	7,281	7,179	7,177	0.1%
Litera Bidco LLC(10)(24)(27)	First lien senior secured delayed draw term loan	S +	4.75%	5/2027	—	—	—	—%
Litera Bidco LLC(10)(23)(27)	First lien senior secured revolving loan	S +	4.75%	5/2028	—	(40)	(41)	—%
MessageBird BidCo B.V.(13)(27)(29)	First lien senior secured loan	S +	6.75%	4/2027	28,233	27,893	28,233	0.5%
MINDBODY, Inc.(14)(27)	First lien senior secured loan	S +	7.00%	9/2025	62,018	61,928	61,863	1.0%
MINDBODY, Inc.(10)(23)(27)	First lien senior secured revolving loan	S +	7.00%	9/2025	—	(6)	(15)	—%
Ministry Brands Holdings, LLC(13)(27)	First lien senior secured loan	S +	5.50%	12/2028	760	750	751	—%
Ministry Brands Holdings, LLC(10)(23)(27)	First lien senior secured revolving loan	S +	5.50%	12/2027	—	(1)	(1)	—%
PDI TA Holdings, Inc.(14)(27)	First lien senior secured loan	S +	5.25%	2/2031	13,401	13,209	13,267	0.2%
PDI TA Holdings, Inc.(10)(14)(24)(27)	First lien senior secured delayed draw term loan	S +	5.25%	2/2026	1,602	1,546	1,568	—%
PDI TA Holdings, Inc.(10)(23)(27)	First lien senior secured revolving loan	S +	5.25%	2/2031	—	(22)	(15)	—%
QAD, Inc.(13)(27)	First lien senior secured loan	S +	5.25%	11/2027	25,974	25,651	25,974	0.4%
QAD, Inc.(10)(23)(27)	First lien senior secured revolving loan	S +	5.25%	11/2027	—	(38)	—	—%
SailPoint Technologies Holdings, Inc.(13)(27)	First lien senior secured loan	S +	6.00%	8/2029	45,640	44,869	45,526	0.8%
SailPoint Technologies Holdings, Inc.(10)(23)(27)	First lien senior secured revolving loan	S +	6.00%	8/2028	—	(60)	(11)	—%
Securonix, Inc.(14)(27)	First lien senior secured loan	S +	7.00%	4/2028	847	842	746	—%
Securonix, Inc.(10)(13)(23)(27)	First lien senior secured revolving loan	S +	7.00%	4/2028	3	2	(15)	—%
Sitecore Holding III A/S(15)(27)	First lien senior secured loan	S +	7.75% (4.25% PIK)	3/2029	4,141	4,113	4,141	0.1%
Sitecore USA, Inc.(15)(27)	First lien senior secured loan	S +	7.75% (4.25% PIK)	3/2029	24,964	24,798	24,964	0.4%
Sitecore Holding III A/S(20)(27)	First lien senior secured EUR term loan	E +	7.75% (4.25% PIK)	3/2029	€24,236	25,395	25,975	0.4%
Thunder Purchaser, Inc. (dba Vector Solutions)(14)(27)	First lien senior secured loan	S +	5.75%	6/2028	68,291	67,864	68,291	1.1%
Thunder Purchaser, Inc. (dba Vector Solutions)(10)(14)(27)	First lien senior secured revolving loan	S +	5.75%	6/2027	4,441	4,409	4,441	0.1%

Blue Owl Capital Corporation
Consolidated Schedule of Investments
As of June 30, 2024
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(4)(8)(30)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(2)(3)	Fair Value	Percentage of Net Assets
When I Work, Inc.(14)(27)	First lien senior secured loan	S +	7.00% PIK	11/2027	5,781	5,750	5,622	0.1%
When I Work, Inc.(10)(23)(27)	First lien senior secured revolving loan	S +	6.00%	11/2027	—	(5)	(25)	—%
Zendesk, Inc.(14)(27)	First lien senior secured loan	S +	6.25%	11/2028	71,217	70,154	71,217	1.2%
Zendesk, Inc.(10)(23)(24)(27)	First lien senior secured delayed draw term loan	S +	6.25%	11/2024	—	(471)	—	—%
Zendesk, Inc.(10)(23)(27)	First lien senior secured revolving loan	S +	6.25%	11/2028	—	(104)	—	—%
						1,388,185	1,399,195	23.6%
Leisure and entertainment
Troon Golf, L.L.C.(14)(27)	First lien senior secured loan	S +	5.50%	8/2027	236,487	235,800	236,487	3.9%
Troon Golf, L.L.C.(10)(23)(27)	First lien senior secured revolving loan	S +	5.50%	8/2026	—	(45)	—	—%
						235,755	236,487	3.9%
Manufacturing
FARADAY BUYER, LLC (dba MacLean Power Systems)(14)(27)	First lien senior secured loan	S +	6.00%	10/2028	105,493	103,597	104,965	1.8%
FARADAY BUYER, LLC (dba MacLean Power Systems)(10)(23)(24)(27)	First lien senior secured delayed draw term loan	S +	6.00%	11/2025	—	(97)	—	—%
Gloves Buyer, Inc. (dba Protective Industrial Products)(6)(13)(27)	First lien senior secured loan	S +	4.00%	12/2027	15,000	14,964	14,907	0.2%
Helix Acquisition Holdings, Inc. (dba MW Industries)(14)(27)	First lien senior secured loan	S +	7.00%	3/2030	946	921	939	—%
Ideal Tridon Holdings, Inc.(14)(27)	First lien senior secured loan	S +	6.75%	4/2028	26,667	26,023	26,467	0.4%
Ideal Tridon Holdings, Inc.(10)(23)(27)	First lien senior secured revolving loan	S +	6.75%	4/2028	—	(58)	(19)	—%
JSG II, Inc.(13)(27)	First lien senior secured loan	S +	4.50%	6/2026	13,566	13,522	13,532	0.2%
MHE Intermediate Holdings, LLC (dba OnPoint Group)(14)(27)	First lien senior secured loan	S +	6.00%	7/2027	110,178	109,548	110,178	1.8%
MHE Intermediate Holdings, LLC (dba OnPoint Group)(10)(23)(27)	First lien senior secured revolving loan	S +	6.00%	7/2027	—	(79)	—	—%
PHM Netherlands Midco B.V. (dba Loparex)(14)(27)	First lien senior secured loan	S +	4.50%	2/2027	798	798	798	—%
PHM Netherlands Midco B.V. (dba Loparex)(14)(27)	Second lien senior secured loan	S +	8.75%	7/2027	112,000	108,156	88,760	1.5%

Blue Owl Capital Corporation
Consolidated Schedule of Investments
As of June 30, 2024
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(4)(8)(30)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(2)(3)	Fair Value	Percentage of Net Assets
Sonny's Enterprises, LLC(14)(27)	First lien senior secured loan	S +	5.25%	8/2028	236,803	234,718	236,803	4.0%
Sonny's Enterprises, LLC(10)(14)(24)(27)	First lien senior secured delayed draw term loan	S +	5.25%	11/2024	624	612	624	—%
Sonny's Enterprises, LLC(10)(23)(24)(27)	First lien senior secured delayed draw term loan	S +	5.25%	6/2026	—	(87)	—	—%
Sonny's Enterprises, LLC(10)(23)(27)	First lien senior secured revolving loan	S +	5.25%	8/2027	—	(118)	—	—%
						612,420	597,954	9.9%
Oil and gas
Project Power Buyer, LLC (dba PEC-Veriforce)(14)(27)	First lien senior secured loan	S +	7.00%	5/2026	43,949	43,750	43,949	0.7%
Project Power Buyer, LLC (dba PEC-Veriforce)(10)(23)(27)	First lien senior secured revolving loan	S +	7.00%	5/2025	—	(6)	—	—%
						43,744	43,949	0.7%
Pharmaceuticals
BridgeBio Pharma, Inc.(14)(27)(29)	First lien senior secured loan	S +	6.50%	N/A	75,000	74,896	74,813	1.2%
						74,896	74,813	1.2%
Professional services
Apex Group Treasury LLC(14)(27)(29)	Second lien senior secured loan	S +	6.75%	7/2029	44,147	43,609	44,147	0.7%
Apex Service Partners, LLC(14)(27)	First lien senior secured loan	S +	7.00% (2.00%PIK)	10/2030	26,083	25,483	25,692	0.4%
Apex Service Partners, LLC(10)(14)(24)(27)	First lien senior secured delayed draw term loan	S +	7.00% (2.00% PIK)	10/2025	5,562	5,427	5,477	0.1%
Apex Service Partners, LLC(10)(14)(27)	First lien senior secured revolving loan	S +	6.50%	10/2029	920	875	889	—%
Essential Services Holding Corporation (dba Turnpoint)(13)(27)	First lien senior secured loan	S +	5.00%	6/2031	19,717	19,521	19,520	0.3%
Essential Services Holding Corporation (dba Turnpoint)(10)(23)(24)(27)	First lien senior secured delayed draw term loan	S +	5.00%	6/2026	—	(19)	(19)	—%
Essential Services Holding Corporation (dba Turnpoint)(10)(23)(27)	First lien senior secured revolving loan	S +	5.00%	6/2030	—	(24)	(24)	—%
Gerson Lehrman Group, Inc.(14)(27)	First lien senior secured loan	S +	5.25%	12/2027	122,818	121,833	122,511	2.0%
Gerson Lehrman Group, Inc.(10)(23)(27)	First lien senior secured revolving loan	S +	5.25%	12/2027	—	(49)	(16)	—%
Guidehouse Inc.(13)(27)	First lien senior secured loan	S +	5.75% (2.00% PIK)	12/2030	4,607	4,607	4,595	0.1%
Relativity ODA LLC(13)(27)	First lien senior secured loan	S +	6.00%	5/2027	85,834	85,231	85,834	1.4%
Relativity ODA LLC(10)(23)(27)	First lien senior secured revolving loan	S +	6.50%	5/2027	—	(52)	—	—%

Blue Owl Capital Corporation
Consolidated Schedule of Investments
As of June 30, 2024
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(4)(8)(30)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(2)(3)	Fair Value	Percentage of Net Assets
Sensor Technology Topco, Inc. (dba Humanetics)(14)(27)	First lien senior secured loan	S +	7.00% (2.00% PIK)	5/2028	65,013	64,698	65,338	1.1%
Sensor Technology Topco, Inc. (dba Humanetics)(10)(24)(27)	First lien senior secured delayed draw term loan	S +	6.50%	9/2025	—	—	—	—%
Sensor Technology Topco, Inc. (dba Humanetics)(10)(24)(27)	First lien senior secured EUR delayed draw term loan	E +	6.75%	9/2025	€0	—	—	—%
Sensor Technology Topco, Inc. (dba Humanetics)(19)(27)	First lien senior secured EUR term loan	E +	7.25% (2.25% PIK)	5/2028	€11,733	12,684	12,638	0.2%
Sensor Technology Topco, Inc. (dba Humanetics)(10)(13)(27)	First lien senior secured revolving loan	S +	6.50%	5/2028	2,035	2,009	2,064	—%
						385,833	388,646	6.3%
Specialty retail
Galls, LLC(14)(27)	First lien senior secured loan	S +	6.50% (1.50% PIK)	3/2030	98,270	96,856	96,796	1.6%
Galls, LLC(10)(23)(24)(27)	First lien senior secured delayed draw term loan	S +	6.50% (1.50% PIK)	3/2026	—	(195)	(82)	—%
Galls, LLC(10)(13)(27)	First lien senior secured revolving loan	S +	6.00%	3/2030	656	469	459	—%
Milan Laser Holdings LLC(14)(27)	First lien senior secured loan	S +	5.00%	4/2027	23,689	23,564	23,689	0.4%
Milan Laser Holdings LLC(10)(14)(27)	First lien senior secured revolving loan	S +	5.00%	4/2026	802	788	802	—%
Notorious Topco, LLC (dba Beauty Industry Group)(14)(27)	First lien senior secured loan	S +	7.25% (2.50% PIK)	11/2027	117,821	116,731	110,162	1.8%
Notorious Topco, LLC (dba Beauty Industry Group)(10)(23)(27)	First lien senior secured revolving loan	S +	6.75%	5/2027	—	(76)	(623)	—%
The Shade Store, LLC(14)(27)	First lien senior secured loan	S +	6.00%	10/2029	39,191	37,644	38,211	0.6%
The Shade Store, LLC(10)(14)(27)	First lien senior secured revolving loan	S +	6.00%	10/2028	1,367	1,218	1,266	—%
						276,999	270,680	4.4%
Telecommunications
Park Place Technologies, LLC(13)(27)	First lien senior secured loan	S +	5.25%	3/2031	2,356	2,333	2,344	—%
Park Place Technologies, LLC(10)(23)(24)(27)	First lien senior secured delayed draw term loan	S +	5.25%	9/2025	—	(2)	—	—%
Park Place Technologies, LLC(10)(13)(27)	First lien senior secured revolving loan	S +	5.25%	3/2030	31	29	30	—%
PPT Holdings III, LLC (dba Park Place Technologies)(17)(27)	First lien senior secured loan		12.75% PIK	3/2034	775	757	760	—%
						3,117	3,134	—%

Blue Owl Capital Corporation
Consolidated Schedule of Investments
As of June 30, 2024
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(4)(8)(30)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(2)(3)	Fair Value	Percentage of Net Assets
Transportation
Lightbeam Bidco, Inc. (dba Lazer Spot)(14)(27)	First lien senior secured loan	S +	5.00%	5/2030	4,501	4,501	4,501	0.1%
Lightbeam Bidco, Inc. (dba Lazer Spot)(10)(23)(27)	First lien senior secured revolving loan	S +	5.00%	5/2029	—	(4)	—	—%
Lytx, Inc.(13)(27)	First lien senior secured loan	S +	5.00%	2/2028	71,005	71,005	71,005	1.2%
						75,502	75,506	1.3%
Total non-controlled/non-affiliated portfolio company debt investments						$11,119,893	$10,927,610	180.9%

Equity Investments
Aerospace and defense
Space Exploration Technologies Corp.(12)(27)(28)	Class A Common Stock		N/A	N/A	46,605	2,557	5,002	0.1%
Space Exploration Technologies Corp.(12)(27)(28)	Class C Common Stock		N/A	N/A	9,360	446	1,005	—%
						3,003	6,007	0.1%
Asset based lending and fund finance
Amergin Asset Management, LLC(12)(27)(28)(29)	Class A Units		N/A	N/A	50,000,000	1	—	—%
						1	—	—%
Automotive services
CD&R Value Building Partners I, L.P. (dba Belron)(7)(12)(27)(28)(29)	LP Interest		N/A	N/A	32,911	32,910	40,315	0.7%
Metis HoldCo, Inc. (dba Mavis Tire Express Services)(17)(27)(28)	Series A Convertible Preferred Stock		7.00% PIK	N/A	149,692	182,931	186,336	3.1%
						215,841	226,651	3.8%
Buildings and real estate
Dodge Construction Network Holdings, L.P.(12)(27)(28)	Class A-2 Common Units		N/A	N/A	2,181,629	1,860	995	—%
Dodge Construction Network Holdings, L.P.(14)(27)(28)	Series A Preferred Units	S +	8.25% PIK	N/A	—	45	25	—%
						1,905	1,020	—%
Business services
Denali Holding, LP (dba Summit Companies)(12)(27)(28)	Class A Units		N/A	N/A	337,460	3,431	5,639	0.1%
Hercules Buyer, LLC (dba The Vincit Group)(12)(21)(27)(28)	Common Units		N/A	N/A	2,190,000	2,192	2,676	—%
Knockout Intermediate Holdings I Inc. (dba Kaseya Inc.)(15)(27)(28)	Perpetual Preferred Stock	S +	10.75% PIK	N/A	14,000	16,383	16,661	0.3%
						22,006	24,976	0.4%
Consumer Products
ASP Conair Holdings LP(12)(27)(28)	Class A Units		N/A	N/A	60,714	6,071	6,218	0.1%
						6,071	6,218	0.1%
Financial services
Blend Labs, Inc.(5)(12)(27)	Common stock		N/A	N/A	72,317	1,000	171	—%
Blend Labs, Inc.(12)(27)(28)	Warrants		N/A	N/A	179,529	975	2	—%
						1,975	173	—%

Blue Owl Capital Corporation
Consolidated Schedule of Investments
As of June 30, 2024
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(4)(8)(30)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(2)(3)	Fair Value	Percentage of Net Assets
Food and beverage
HFS Matterhorn Topco, Inc.(12)(27)(28)	Common Units	N/A	N/A	1,088	10,874	—	—%
Hissho Sushi Holdings, LLC(12)(27)(28)	Class A units	N/A	N/A	7,502	75	104	—%
					10,949	104	—%
Healthcare equipment and services
KPCI Holdings, L.P.(12)(27)(28)	Class A Units	N/A	N/A	30	32,284	56,935	0.9%
Maia Aggregator, LP(12)(27)(28)	Class A-2 Units	N/A	N/A	168,539	169	162	—%
Patriot Holdings SCSp (dba Corza Health, Inc.)(12)(27)(28)(29)	Class B Units	N/A	N/A	97,833	162	696	—%
Patriot Holdings SCSp (dba Corza Health, Inc.)(17)(27)(28)(29)	Class A Units	8.00% PIK	N/A	7,104	10,139	10,139	0.2%
Rhea Acquisition Holdings, LP(12)(27)(28)	Series A-2 Units	N/A	N/A	119,048	119	169	—%
					42,873	68,101	1.1%
Healthcare providers and services
KOBHG Holdings, L.P. (dba OB Hospitalist)(12)(27)(28)	Class A Interests	N/A	N/A	6,670	6,670	5,884	0.1%
KWOL Acquisition Inc. (dba Worldwide Clinical Trials)(12)(27)(28)	Class A Interest	N/A	N/A	452	4,518	4,518	0.1%
Romulus Intermediate Holdings 1 Inc. (dba PetVet Care Centers)(17)(27)(28)	Series A Preferred Stock	15.00% PIK	N/A	13,124	12,902	12,763	0.2%
XOMA Corporation(12)(27)(28)	Warrants	N/A	N/A	30	205	322	—%
					24,295	23,487	0.4%
Healthcare technology
BEHP Co-Investor II, L.P.(12)(27)(28)(29)	LP Interest	N/A	N/A	1,270	1,266	1,389	—%
WP Irving Co-Invest, L.P.(12)(27)(28)(29)	Partnership Units	N/A	N/A	1,250,000	1,250	1,368	—%
Minerva Holdco, Inc.(17)(27)(28)	Series A Preferred Stock	10.75% PIK	N/A	7,000	8,692	8,449	0.1%
					11,208	11,206	0.1%
Household products
Evology, LLC(12)(27)(28)	Class B Units	N/A	N/A	451	2,160	2,065	—%
					2,160	2,065	—%
Human resource support services
Sunshine Software Holdings, Inc. (dba Cornerstone OnDemand, Inc.)(17)(27)(28)	Series A Preferred Stock	10.50% PIK	N/A	38,500	47,594	41,190	0.7%
					47,594	41,190	0.7%
Insurance
Accelerate Topco Holdings, LLC(12)(27)(28)	Common Units	N/A	N/A	513	14	19	—%
Evolution Parent, LP (dba SIAA)(12)(27)(28)	LP Interest	N/A	N/A	42,838	4,284	4,874	0.1%
GrowthCurve Capital Sunrise Co-Invest LP (dba Brightway)(12)(27)(28)	LP Interest	N/A	N/A	638	638	630	—%
GoHealth, Inc. (5)(12)(27)	Common stock	N/A	N/A	68,125	5,234	667	—%

Blue Owl Capital Corporation
Consolidated Schedule of Investments
As of June 30, 2024
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(4)(8)(30)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(2)(3)	Fair Value	Percentage of Net Assets
Hockey Parent Holdings, L.P.(12)(27)(28)	Class A Units		N/A	N/A	10,000	10,010	10,000	0.2%
PCF Holdco, LLC (dba PCF Insurance Services)(17)(27)(28)	Series A Preferred Units		15.00% PIK	N/A	16,644	13,442	15,410	0.3%
PCF Holdco, LLC (dba PCF Insurance Services)(12)(27)(28)	Class A Units		N/A	N/A	14,772,724	37,463	65,120	1.1%
PCF Holdco, LLC (dba PCF Insurance Services)(12)(27)(28)	Class A Unit Warrants		N/A	N/A	1,288,200	4,396	3,837	0.1%
						75,481	100,557	1.8%
Internet and software services
AlphaSense, LLC(12)(27)(28)	Series A Preferred Shares		N/A	N/A	3,386	152	152	—%
BCTO WIW Holdings, Inc. (dba When I Work)(12)(27)(28)	Class A Common Stock		N/A	N/A	13,000	1,300	767	—%
Brooklyn Lender Co-Invest 2, L.P. (dba Boomi)(12)(27)(28)	Common Units		N/A	N/A	7,503,843	7,504	8,183	0.1%
Elliott Alto Co-Investor Aggregator L.P.(12)(27)(28)(29)	LP Interest		N/A	N/A	3,134	3,155	4,056	0.1%
Insight CP (Blocker) Holdings, L.P. (dba CivicPlus, LLC)(12)(27)(28)(29)	LP Interest		N/A	N/A	1,233	1,233	1,401	—%
MessageBird Holding B.V.(12)(27)(28)(29)	Extended Series C Warrants		N/A	N/A	122,890	753	122	—%
Picard Holdco, Inc.(14)(27)(28)	Series A Preferred Stock	S +	12.00% PIK	N/A	21,139	22,366	24,039	0.4%
Project Alpine Co-Invest Fund, LP(12)(27)(28)(29)	LP Interest		N/A	N/A	10,000	10,006	11,817	0.2%
Project Hotel California Co-Invest Fund, L.P.(12)(27)(28)(29)	LP Interest		N/A	N/A	2,685	2,687	2,937	—%
Thunder Topco L.P. (dba Vector Solutions)(12)(27)(28)	Common Units		N/A	N/A	3,829,614	3,830	4,134	0.1%
VEPF Torreys Aggregator, LLC (dba MINDBODY, Inc.)(17)(27)(28)	Series A Preferred Stock		6.00% PIK	N/A	21,250	25,020	24,832	0.4%
WMC Bidco, Inc. (dba West Monroe)(17)(27)(28)	Senior Preferred Stock		11.25% PIK	N/A	16,692	22,152	21,117	0.4%
Zoro TopCo, Inc. (dba Zendesk, Inc.)(17)(27)(28)	Series A Preferred Stock		12.50% PIK	N/A	9,554	10,989	11,294	0.2%
Zoro TopCo, L.P. (dba Zendesk, Inc.)(12)(27)(28)	Class A Common Units		N/A	N/A	796,165	7,962	8,669	0.1%
						119,109	123,520	2.0%
Manufacturing
Gloves Holdings, LP (dba Protective Industrial Products)(12)(27)(28)	LP Interest		N/A	N/A	32,500	3,250	3,847	0.1%
Windows Entities(18)(27)(28)	LLC Units		N/A	N/A	31,849	60,318	138,629	2.3%
						63,568	142,476	2.4%
Total non-controlled/non-affiliated portfolio company equity investments						$648,039	$777,751	12.9%
Total non-controlled/non-affiliated portfolio company investments						$11,767,932	$11,705,361	193.8%

Blue Owl Capital Corporation
Consolidated Schedule of Investments
As of June 30, 2024
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(4)(8)(30)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(2)(3)	Fair Value	Percentage of Net Assets
Non-controlled/affiliated portfolio company investments(25)
Debt Investments
Specialty retail
Ideal Image Development, LLC(16)(27)	First lien senior secured loan	S +	6.50% PIK	2/2029	4,519	4,478	4,474	0.1%
Ideal Image Development, LLC(16)(27)	First lien senior secured revolving loan	S +	6.50%	2/2029	1,463	1,463	1,449	—%
						5,941	5,923	0.1%
Total non-controlled/affiliated portfolio company debt investments						$5,941	$5,923	0.1%

Equity Investments
Pharmaceuticals
LSI Financing 1 DAC(10)(27)(28)(29)	Preferred equity		N/A	N/A	18,949,711	16,975	18,385	0.3%
						16,975	18,385	0.3%
Specialty retail
Ideal Topco, L.P.(12)(27)(28)	Class A-1 Preferred Units		N/A	N/A	8,049	8,049	8,049	0.1%
Ideal Topco, L.P.(12)(27)(28)	Class A-2 Common Units		N/A	N/A	6,220	—	—	—%
						8,049	8,049	0.1%
Total non-controlled/affiliated portfolio company equity investments						$25,024	$26,434	0.4%
Total non-controlled/affiliated portfolio company investments						$30,965	$32,357	0.5%

Controlled/affiliated portfolio company investments(26)
Debt Investments
Advertising and media
Swipe Acquisition Corporation (dba PLI)(10)(13)(27)	First lien senior secured loan	S +	8.00%	6/2026	69,402	69,359	69,403	1.2%
Swipe Acquisition Corporation (dba PLI)(10)(27)	Letter of credit	S +	8.00%	6/2026	—	—	—	—%
						69,359	69,403	1.2%
Asset based lending and fund finance
AAM Series 1.1 Rail and Domestic Intermodal Feeder, LLC(17)(27)(29)	First lien senior secured loan		12.00% PIK	7/2030	40,643	40,643	40,643	0.7%
AAM Series 2.1 Aviation Feeder, LLC(17)(27)(29)	First lien senior secured loan		12.00% PIK	11/2030	27,974	27,974	27,974	0.5%
						68,617	68,617	1.2%
Distribution
PS Operating Company LLC (fka QC Supply, LLC)(11)(14)	First lien senior secured loan	S +	6.00% PIK	12/2026	14,442	13,366	7,076	0.1%
PS Operating Company LLC (fka QC Supply, LLC)(10)(11)(14)	First lien senior secured revolving loan	S +	6.00% PIK	12/2026	4,480	4,196	1,774	—%
						17,562	8,850	0.1%

Blue Owl Capital Corporation
Consolidated Schedule of Investments
As of June 30, 2024
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(4)(8)(30)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(2)(3)	Fair Value	Percentage of Net Assets
Household products
Walker Edison Furniture Company LLC(11)(14)(27)	First lien senior secured loan	S +	6.75% PIK	3/2027	28,783	23,490	19,573	0.3%
Walker Edison Furniture Company LLC(10)(11)(14)(27)	First lien senior secured delayed draw term loan	S +	6.75% PIK	3/2027	4,723	4,637	2,447	—%
Walker Edison Furniture Company LLC(11)(14)(27)	First lien senior secured revolving loan	S +	6.25% PIK	3/2027	11,241	11,255	9,218	0.2%
						39,382	31,238	0.5%
Infrastructure and environmental services
Eagle Infrastructure Services, LLC(14)	First lien senior secured loan	S +	7.50%	4/2028	87,536	86,133	87,098	1.5%
						86,133	87,098	1.5%
Total controlled/affiliated portfolio company debt investments						$281,053	$265,206	4.5%

Equity Investments
Advertising and media
New PLI Holdings, LLC (dba PLI)(12)(27)(28)	Class A Common Units		N/A	N/A	86,745	48,007	97,915	1.6%
						48,007	97,915	1.6%
Asset based lending and fund finance
AAM Series 1.1 Rail and Domestic Intermodal Feeder, LLC(10)(12)(27)(28)(29)	LLC Interest		N/A	N/A	26,763	26,769	26,763	0.4%
AAM Series 2.1 Aviation Feeder, LLC(10)(12)(27)(28)(29)	LLC Interest		N/A	N/A	10,354	10,398	10,354	0.2%
Wingspire Capital Holdings LLC(9)(10)(28)	LLC Interest		N/A	N/A	447,530	447,530	526,947	8.8%
						484,697	564,064	9.4%
Distribution
PS Op Holdings LLC (fka QC Supply, LLC)(12)(28)	Class A Common Units		N/A	N/A	248,271	4,300	—	—%
						4,300	—	—%
Household products
Walker Edison Holdco LLC(12)(27)(28)	Common Units		N/A	N/A	245,906	23,762	—	—%
						23,762	—	—%
Infrastructure and environmental services
Eagle Infrastructure Super Holdco LLC(12)(28)	Common Units		N/A	N/A	576,276	24,058	25,099	0.4%
						24,058	25,099	0.4%
Insurance
Fifth Season Investments LLC(27)(28)	Class A Units		N/A	N/A	28	252,123	268,700	4.5%
						252,123	268,700	4.5%

Blue Owl Capital Corporation
Consolidated Schedule of Investments
As of June 30, 2024
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(4)(8)(30)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(2)(3)	Fair Value	Percentage of Net Assets
Joint ventures
Blue Owl Capital Corporation Senior Loan Fund LLC(7)(9)(28)(29)	LLC interest	N/A	N/A	397,151	397,151	383,280	6.4%
					397,151	383,280	6.4%
Total controlled/affiliated portfolio company equity investments					$1,234,098	$1,339,058	22.3%
Total controlled/affiliated portfolio company investments					$1,515,151	$1,604,264	26.8%
Total Investments					$13,314,048	$13,341,982	221.1%

	Interest Rate Swaps as of June 30, 2024
	Company Receives	Company Pays	Maturity Date	Notional Amount	Fair Value	Upfront Payments/Receipts	Change in Unrealized Appreciation / (Depreciation)	Hedged Instrument	Footnote Reference
Interest rate swap	2.63%	S + 1.769%	1/15/2027	$500,000	$(43,495)	—	$(1,413)	2027 Notes	Note 5
Interest rate swap	5.95%	S + 2.118%	2/15/2029	600,000	(8,143)	—	(8,143)	2029 Notes	Note 5
Total				$1,100,000			$(9,556)
_______________
(1)Certain portfolio company investments are subject to contractual restrictions on sales. Refer to footnote 28 for additional information on our restricted securities.
(2)The amortized cost represents the original cost adjusted for the amortization or accretion of premium or discount, as applicable, on debt investments using the effective interest method.
(3)As of June 30, 2024, the net estimated unrealized loss for U.S. federal income tax purposes was $60.9 million based on a tax cost basis of $13.4 billion. As of June 30, 2024, the estimated aggregate gross unrealized loss for U.S. federal income tax purposes was $434.6 million and the estimated aggregate gross unrealized gain for U.S. federal income tax purposes was $373.7 million.
(4)Unless otherwise indicated, all investments are considered Level 3 investments.
(5)Level 1 investment.
(6)Level 2 investment.
(7)Investment measured at net asset value (“NAV”).
(8)Unless otherwise indicated, the Company’s portfolio companies are pledged as collateral supporting the amounts outstanding under the Revolving Credit Facility, SPV Asset Facility and CLOs. See Note 5 “Debt.”
(9)Investment is not pledged as collateral for the credit facilities.
(10)Position or portion thereof is an unfunded loan or equity commitment. See Note 7 “Commitments and Contingencies.”
(11)Loan was on non-accrual status as of June 30, 2024.
(12)Investment is non-income producing.
(13)The interest rate on these loans is subject to 1 month SOFR, which as of June 30, 2024 was 5.34%.
(14)The interest rate on these loans is subject to 3 month SOFR, which as of June 30, 2024 was 5.32%.
(15)The interest rate on these loans is subject to 6 month SOFR, which as of June 30, 2024 was 5.25%.
(16)The interest rate on these loans is subject to 12 month SOFR, which as of June 30, 2024 was 5.04%.
(17)Investment contains a fixed-rate structure.
(18)Investment represents multiple underlying investments in related entities under common management. These underlying investments are on identical terms and include Midwest Custom Windows, LLC with a fair value of $24.1 million, Greater Toronto Custom Windows, Corp. with a fair value of $10.0 million, Garden State Custom Windows, LLC with a fair value of $33.4 million, Long Island Custom Windows, LLC with a fair value of $28.9 million, Jemico, LLC with a fair value of $23.1 million, Atlanta Custom Windows, LLC with a fair value of $11.5 million and Fairchester Custom Windows with a fair value of $7.6 million as of June 30, 2024. Greater Toronto Custom Windows, Corp. is considered a non-qualifying asset.
(19)The interest rate on this loan is subject to 3 month EURIBOR, which as of June 30, 2024 was 3.71%.
(20)The interest rate on this loan is subject to 6 month EURIBOR, which as of June 30, 2024 was 3.68%.
(21)We invest in this portfolio company through underlying blocker entities Hercules Blocker 1 LLC, Hercules Blocker 2 LLC, Hercules Blocker 3 LLC, Hercules Blocker 4 LLC, and Hercules Blocker 5 LLC.
(22)The interest rate on this loan is subject to SONIA, which as of June 30, 2024 was 5.20%.
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
(25)As defined in the 1940 Act, the Company is deemed to be an “affiliated person” of this portfolio company as the Company owns more than 5% but less than 25% of the portfolio company's voting securities or has the power to exercise control over management or policies of such

Blue Owl Capital Corporation
Consolidated Schedule of Investments
As of June 30, 2024
(Amounts in thousands, except share amounts)
(Unaudited)
portfolio company, including through a management agreement (“non-controlled affiliate”). Transactions related to investments in non-controlled affiliates for the period ended June 30, 2024 were as follows:

($ in thousands)	Fair value as of December 31, 2023	Gross Additions (a)	Gross Reductions(b)	Net Change in Unrealized Gains (Losses)	Fair value as of June 30, 2024	Interest and PIK Income	Dividend Income	Other Income
LSI Financing 1 DAC	$19,988	$—	$(2,011)	$408	$18,385	$—	$62	$—
Ideal Image Development, LLC	—	13,986	—	(14)	13,972	240	—	—
Total Non-Controlled Affiliates	$19,988	$13,986	$(2,011)	$394	$32,357	$240	$62	$—
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
(26)As defined in the 1940 Act, the Company is deemed to be both an “Affiliated Person” and has “Control” of this portfolio company as the Company owns more than 25% of the portfolio company’s outstanding voting securities or has the power to exercise control over management or policies of such portfolio company, including through a management agreement (“controlled affiliate”). The Company’s investment in controlled affiliates for the period ended June 30, 2024, were as follows:

($ in thousands)	Fair value as of December 31, 2023	Gross Additions (a)	Gross Reductions(b)	Net Change in Unrealized Gains (Losses)	Fair value as of June 30, 2024	Interest and PIK Income	Dividend Income	Other Income
Controlled Affiliates
AAM Series 1.1 Rail and Domestic Intermodal Feeder, LLC(d)	$64,839	$2,783	$(182)	$(34)	$67,406	$1,307	$—	$—
AAM Series 2.1 Aviation Feeder, LLC(d)	78,476	563	(40,675)	(36)	38,328	3,600	—	—
Eagle Infrastructure Super LLC	111,103	76	—	1,018	112,197	5,884	1,620	25
Fifth Season Investments LLC (fka Chapford SMA Partnership, L.P.)	156,794	95,324	—	16,582	268,700	—	9,463	—
OBDC SLF LLC (fka Blue Owl Capital Corporation Senior Loan Fund LLC)(c)	342,786	98,438	(54,250)	(3,694)	383,280	—	29,395	—
PS Operating Company LLC (fka QC Supply, LLC)	15,809	498	—	(7,457)	8,850	—	—	—
Swipe Acquisition Corporation (dba PLI)	160,036	8,189	(890)	(17)	167,318	5,083	2,046	345
Walker Edison Furniture Company, LLC	37,499	4,656	—	(10,917)	31,238	—	—	—
Wingspire Capital Holdings LLC	461,062	64,385	(5,000)	6,500	526,947	—	21,000	—
Total Controlled Affiliates	$1,428,404	$274,912	$(100,997)	$1,945	$1,604,264	$15,874	$63,524	$370
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
(c)For further description of the Company's investment in OBDC SLF, see Note 4 “Investments.”
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
(28)Securities acquired in transactions exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”) and may be deemed to be “restricted securities” under the Securities Act. As of June 30, 2024, the aggregate fair value of these securities is $2.14 billion or 35.7% of the Company’s net assets. The acquisition dates of the restricted securities are as follows:

Blue Owl Capital Corporation
Consolidated Schedule of Investments
As of June 30, 2024
(Amounts in thousands, except share amounts)
(Unaudited)

Portfolio Company	Investment	Acquisition Date
AAM Series 1.1 Rail and Domestic Intermodal Feeder, LLC**	LLC Interest	7/1/2022
AAM Series 2.1 Aviation Feeder, LLC**	LLC Interest	7/1/2022
Alphasense, LLC	Series E Preferred Shares	6/27/2024
Amergin Asset Management, LLC	Class A Units	7/1/2022
Accelerate topco Holdings, LLC	Common Units	9/1/2022
ASP Conair Holdings LP	Class A Units	5/17/2021
BCTO WIW Holdings, Inc. (dba When I Work)	Class A Common Stock	11/2/2021
BEHP Co-Investor II, L.P.	LP Interest	5/11/2022
Blend Labs, Inc.	Warrants	7/2/2021
Brooklyn Lender Co-Invest 2, L.P. (dba Boomi)	Common Units	10/1/2021
CD&R Value Building Partners I, L.P. (dba Belron)	LP Interest	12/2/2021
Denali Holding, LP (dba Summit Companies)	Class A Units	9/15/2021
Dodge Construction Network Holdings, LP	Class A-2 Common Units	2/23/2022
Dodge Construction Network Holdings, LP	Series A Preferred Units	2/23/2022
Eagle Infrastructure Super LLC**	Common Units	3/31/2023
Elliott Alto Co-Investor Aggregator L.P.	LP Interest	9/27/2022
Evology, LLC	Class B Units	1/24/2022
Evolution Parent, LP (dba SIAA)	LP Interest	4/30/2021
Fifth Season Investments LLC (fka Chapford SMA Partnership, L.P.)**	Class A Units	7/18/2022
Gloves Holdings, LP (dba Protective Industrial Products)	LP Interest	12/29/2020
GrowthCurve Capital Sunrise Co-Invest LP (dba Brightway)	LP Interest	12/16/2021
Hercules Buyer, LLC (dba The Vincit Group)	Common Units	12/15/2020
HFS Matterhorn Topco, Inc.	Common Units	11/23/2018
Hissho Sushi Holdings, LLC	Class A units	5/17/2022
Hockey Parent Holdings L.P.	Class A Units	9/14/2023
Ideal Topco, L.P.**	Class A-1 Preferred Units	2/20/2024
Ideal Topco, L.P.**	Class A-2 Common Units	2/20/2024
Insight CP (Blocker) Holdings, L.P. (dba CivicPlus, LLC)	LP Interest	6/8/2022
Knockout Intermediate Holdings I Inc. (dba Kaseya)	Perpetual Preferred Stock	6/23/2022
KOBHG Holdings, L.P. (dba OB Hospitalist)	Class A Interests	9/27/2021
KPCI Holdings, L.P.	Class A Units	11/30/2020
KWOL Acquisition Inc. (dba Worldwide Clinical Trials)	Class A Interest	11/30/2023
LSI Financing 1 DAC**	Preferred equity	12/14/2022
Maia Aggregator, LP	Class A-2 Units	2/1/2022
MessageBird Holding B.V.	Extended Series C Warrants	5/5/2021
Metis HoldCo, Inc. (dba Mavis Tire Express Services)	Series A Convertible Preferred Stock	5/4/2021
Minerva Holdco, Inc.	Series A Preferred Stock	2/15/2022
New PLI Holdings, LLC (dba PLI)**	Class A Common Units	12/23/2020
OBDC SLF LLC*	LLC Interest	6/20/2017
Patriot Holdings SCSp (dba Corza Health, Inc.)	Class B Units	1/29/2021
Patriot Holdings SCSp (dba Corza Health, Inc.)	Class A Units	1/29/2021
PCF Holdco, LLC (dba PCF Insurance Services)	Class A Units	11/1/2021
PCF Holdco, LLC (dba PCF Insurance Services)	Series A Preferred Units	2/16/2023
PCF Holdco, LLC (dba PCF Insurance Services)	Class A Unit Warrants	2/16/2023
Picard Holdco, LLC	Series A Preferred Stock	9/30/2022
Project Alpine Co-Invest Fund, LP	LP Interest	6/10/2022
Project Hotel California Co-Invest Fund, L.P.	LP Interest	8/9/2022
PS Op Holdings LLC (fka QC Supply, LLC)**	Class A Common Units	12/21/2021
Rhea Acquisition Holdings, LP	Series A-2 Units	2/18/2022
Romulus Intermediate Holdings 1 Inc. (dba PetVet Care Centers)	Series A Preferred Stock	11/15/2023

Blue Owl Capital Corporation
Consolidated Schedule of Investments
As of June 30, 2024
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
* Refer to Note 4 “Investments – OBDC SLF LLC,” for further information.
** Refer to Note 3 “Agreements and Related Party Transactions – Controlled/Affiliated Portfolio Companies”.
(29)This portfolio company is not a qualifying asset under Section 55(a) of the Investment Company Act of 1940, as amended (the “1940 Act”). Under the 1940 Act, the Company may not acquire any non-qualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of total assets. As of June 30, 2024, non-qualifying assets represented 11.4% of total assets as calculated in accordance with the regulatory requirements.
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

Blue Owl Capital Corporation
Consolidated Statements of Changes in Net Assets
(Amounts in thousands)
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Increase (Decrease) in Net Assets Resulting from Operations
Net investment income (loss)	$189,134	$186,676	$371,899	$364,536
Net change in unrealized gain (loss)	(59,897)	8,937	(53,252)	85,542
Net realized gain (loss)	(7,017)	(51)	(13,910)	(52,673)
Net Increase (Decrease) in Net Assets Resulting from Operations	122,220	195,562	304,737	397,405
Distributions
Distributions declared from earnings(1)	(163,888)	(152,000)	(339,268)	(296,786)
Net Decrease in Net Assets Resulting from Shareholders' Distributions	(163,888)	(152,000)	(339,268)	(296,786)
Capital Share Transactions
Repurchase of common shares	—	(11,968)	—	(34,058)
Reinvestment of distributions	7,422	—	7,422	—
Net Increase (Decrease) in Net Assets Resulting from Capital Share Transactions	7,422	(11,968)	7,422	(34,058)
Total Increase (Decrease) in Net Assets	(34,246)	31,594	(27,109)	66,561
Net Assets, at beginning of period	6,028,530	5,917,370	6,021,393	5,882,403
Net Assets, at end of period	$5,994,284	$5,948,964	$5,994,284	$5,948,964
_______________
(1)For the three and six months ended June 30, 2024 distributions declared from earnings were derived from net investment income. For the three and six months ended June 30, 2023, distributions declared from earnings were derived from net investment income.
The accompanying notes are an integral part of these consolidated financial statements.

Blue Owl Capital Corporation
Consolidated Statements of Cash Flows
(Amounts in thousands)
(Unaudited)

	For the Six Months Ended June 30,
	2024	2023
Cash Flows from Operating Activities
Net Increase (Decrease) in Net Assets Resulting from Operations	$304,737	$397,405
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash used in operating activities:
Purchases of investments, net	(3,002,782)	(565,832)
Proceeds from investments and investment repayments, net	2,436,184	867,881
Net amortization/accretion of premium/discount on investments	(34,408)	(18,648)
Payment-in-kind interest and dividends	(101,863)	(113,628)
Net change in unrealized (gain) loss on investments	63,480	(85,668)
Net change in unrealized gain (loss) on interest rate swap attributed to unsecured notes	(5,827)	2,723
Net change in unrealized (gains) losses on translation of assets and liabilities in foreign currencies	(10,285)	(2,552)
Net realized (gain) loss on investments	5,040	52,365
Net realized (gain) loss on foreign currency transactions relating to investments	15,984	23
Amortization of debt issuance costs	17,266	14,426
Changes in operating assets and liabilities:
(Increase) decrease in interest receivable	2,960	318
(Increase) decrease in receivable from a controlled affiliate	(7,376)	(1,593)
(Increase) decrease in prepaid expenses and other assets	(1,848)	(1,744)
Increase (decrease) in management fee payable	294	440
Increase (decrease) in incentive fee payable	(2,098)	5,136
Increase (decrease) in payables to affiliate	3,478	143
Increase (decrease) in payables for investments purchased	9,130	—
Increase (decrease) in accrued expenses and other liabilities	25,724	(8,382)
Net cash provided by (used in) operating activities	(282,210)	542,813
Cash Flows from Financing Activities
Borrowings on debt	2,384,200	575,492
Payments on debt	(2,037,584)	(859,000)
Debt issuance costs	(20,207)	(4,748)
Repurchases of common stock	—	(34,058)
Cash distributions paid to shareholders	(323,873)	(297,691)
Net cash provided by (used in) financing activities	2,536	(620,005)
Net increase (decrease) in cash and restricted cash, including foreign cash (restricted cash of $17,037 and $(3,445), respectively)	(279,674)	(77,192)
Cash and restricted cash, including foreign cash, beginning of period (restricted cash of $87,067 and $96,420, respectively)	659,658	445,087
Cash and restricted cash, including foreign cash, end of period (restricted cash of $104,104 and $92,975, respectively)	$379,984	$367,895
,
The accompanying notes are an integral part of these consolidated financial statements.

Blue Owl Capital Corporation
Consolidated Statements of Cash Flows
(Amounts in thousands)
(Unaudited)

	For the Six Months Ended June 30,
	2024	2023
Supplemental and Non-Cash Information
Interest paid during the period	$194,057	$190,971
Distributions declared during the period	339,268	296,786
Reinvestment of distributions during the period	7,422	—
Distributions Payable	144,380	128,612
Taxes, including excise tax, paid during the period	5,839	1,495

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
Blue Owl Credit Advisors LLC (the “Adviser”) serves as the Company’s investment adviser. The Adviser is registered with the Securities and Exchange Commission (“SEC”) as an investment adviser under the Investment Advisers Act of 1940, as amended (the “Advisers Act”), an indirect affiliate of Blue Owl Capital Inc. (“Blue Owl”) (NYSE: OWL) and part of Blue Owl’s Credit platform, which focuses on direct lending. Blue Owl consists of three investment platforms: (1) Credit, which focuses on direct lending, (2) GP Strategic Capital, which focuses on acquiring equity stakes in and providing debt financing to institutional alternative asset managers, and (3) Real Estate, which focuses on triple net lease real estate strategies and real estate finance. Subject to the overall supervision of the Company’s board of directors (the “Board”), the Adviser manages the day-to-day operations of, and provides investment advisory and management services to, the Company.
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

Blue Owl Capital Corporation
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
Interest and Dividend Income Recognition
Interest income is recorded on the accrual basis and includes amortization or accretion of premiums or discounts. Certain investments may have contractual payment-in-kind (“PIK”) interest or dividends. PIK interest and dividends represent accrued interest or dividends that are added to the principal amount or liquidation amount of the investment on the respective interest or dividend payment dates rather than being paid in cash and generally becomes due at maturity or at the occurrence of a liquidation event. For the three and six months ended June 30, 2024, PIK interest and PIK dividend income earned was $53.4 million and $104.9 million, representing 13.5% and 13.2% of investment income, respectively. For the three and six months ended June 30, 2023, PIK interest and PIK dividend income earned was $53.5 million and $106.4 million, representing 13.6% and 13.8% of investment income, respectively. Discounts to par value on securities purchased are amortized into interest income over the contractual life of the respective security using the effective yield method. Premiums to par value on securities purchased are amortized to first call date. The amortized cost of investments represents the original cost adjusted for the amortization or accretion of premiums or discounts, if any. Upon prepayment of a loan or debt security, any prepayment premiums, unamortized upfront loan origination fees and unamortized discounts are recorded as interest income in the current period.
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

Blue Owl Capital Corporation
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
For the three and six months ended June 30, 2024, the Company incurred expenses of approximately $1.9 million and $3.6 million, respectively, for costs and expenses reimbursable to the Adviser under the terms of the Administration Agreement. For

Blue Owl Capital Corporation
Notes to Consolidated Financial Statements (Unaudited) - Continued
the three and six months ended June 30, 2023, the Company incurred expenses of approximately $2.0 million and $3.9 million, respectively, for costs and expenses reimbursable to the Adviser under the terms of the Administration Agreement.
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
For the three and six months ended June 30, 2024, management fees were $48.0 million and $95.2 million, respectively. For the three and six months ended June 30, 2023, management fees were $48.0 million and $96.1 million, respectively.
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

Blue Owl Capital Corporation
Notes to Consolidated Financial Statements (Unaudited) - Continued
liquidated at its fair value as of the balance sheet date even though the Adviser is not entitled to an incentive fee with respect to unrealized gains unless and until such gains are actually realized.
For the three and six months ended June 30, 2024, the Company incurred $40.1 million and $78.9 million of performance based incentive fees based on net investment income, respectively. For the three and six months ended June 30, 2023, the Company incurred $39.6 million and $77.3 million of performance based incentive fees based on net investment income, respectively.
For the three and six months ended June 30, 2024 and 2023, the Company did not accrue capital gains based incentive fees.
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
Wingspire is an independent diversified direct lender focused on providing asset-based commercial finance loans and related senior secured loans to U.S.-based middle market borrowers. Wingspire offers a wide variety of asset-based financing solutions to businesses in an array of industries, including revolving credit facilities, machinery and equipment term loans, real estate term loans, first-in/last-out tranches, cash flow term loans, and opportunistic / bridge financings. Wingspire conducts its business through an

Blue Owl Capital Corporation
Notes to Consolidated Financial Statements (Unaudited) - Continued
indirectly owned subsidiary, Wingspire Capital LLC. The Company made its initial commitment to Wingspire on September 24, 2019, and subsequently made periodic additional commitments to increase its total to $500 million. The Company does not consolidate its equity interest in Wingspire.
Amergin AssetCo was created to invest in a leasing platform focused on railcar, aviation and other long-lived transportation assets. Amergin acquires existing on-lease portfolios of new and end-of-life railcars and related equipment and selectively purchases off-lease assets and is building a commercial aircraft portfolio through aircraft financing and engine acquisition on a sale and lease back basis. Amergin consists of Amergin AssetCo and Amergin Asset Management LLC, which has entered into a Servicing Agreement with Amergin AssetCo. The Company made an initial equity commitment to Amergin AssetCo on July 1, 2022. As of June 30, 2024, its commitment to Amergin AssetCo was $228.6 million, of which $160.0 million is equity and $68.6 million is debt. The Company’s investment in Amergin is a co-investment made with the Company’s affiliates in accordance with the terms of the exemptive relief that the Company received from the SEC. The Company does not consolidate its equity interest in Amergin AssetCo.
Fifth Season is a portfolio company created to invest in life insurance based assets, including secondary and tertiary life settlement and other life insurance exposures using detailed analytics, internal life expectancy review and sophisticated portfolio management techniques. On July 18, 2022, the Company made an initial equity investment in Fifth Season. As of June 30, 2024, the fair value of the Company’s investment in Fifth Season was $268.7 million. The Company’s investment in Fifth Season is a co-investment with its affiliates in accordance with the terms of the exemptive relief that the Company received from the SEC. The Company does not consolidate its equity interest in Fifth Season.
LSI Financing is a portfolio company formed to acquire contractual rights to revenue pursuant to earnout agreements generally in the life sciences space. On December 14, 2022, the Company made an initial investment in LSI Financing. As of June 30, 2024, the fair value of the Company's investment in LSI Financing was $18.4 million and its total commitment was $124.8 million. The Company’s investment in LSI Financing is a co-investment with its affiliates in accordance with the terms of the exemptive relief that we received from the SEC. The Company does not consolidate its equity interest in LSI Financing.

Blue Owl Capital Corporation
Notes to Consolidated Financial Statements (Unaudited) - Continued
Note 4. Investments
The information in the tables below is presented on an aggregate portfolio basis, without regard to whether they are non-controlled non-affiliated, non-controlled affiliated or controlled affiliated investments.
The table below presents the composition of investments at fair value and amortized cost as of the following periods:

	June 30, 2024		December 31, 2023
($ in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
First-lien senior secured debt investments(4)	$10,146,454	$10,071,753	$8,703,586	$8,660,754
Second-lien senior secured debt investments	971,114	837,508	1,858,354	1,774,984
Unsecured debt investments	289,319	289,478	300,744	292,751
Preferred equity investments(3)	387,692	388,702	429,872	433,297
Common equity investments(1)	1,122,318	1,371,261	986,682	1,208,776
Joint ventures(2)	397,151	383,280	352,964	342,786
Total Investments	$13,314,048	$13,341,982	$12,632,202	$12,713,348
_______________
(1)Includes equity investment in Wingspire, Amergin AssetCo, and Fifth Season.
(2)Includes equity investment in OBDC SLF. See below, within Note 4, for more information regarding OBDC SLF.
(3)Includes equity investment in LSI Financing.
(4)Includes debt investment in Amergin AssetCo.

Blue Owl Capital Corporation
Notes to Consolidated Financial Statements (Unaudited) - Continued
The table below presents the industry composition of investments based on fair value as of the following periods:

	June 30, 2024	December 31, 2023
Advertising and media	2.9%	1.5%
Aerospace and defense	3.3	3.1
Asset based lending and fund finance(1)	5.6	6.7
Automotive services	2.1	2.1
Buildings and real estate	3.9	4.1
Business services	4.2	3.1
Chemicals	3.1	1.3
Consumer products	3.5	4.0
Containers and packaging	1.4	1.4
Distribution	2.5	2.5
Education	0.4	0.8
Energy equipment and services	0.4	—
Financial services	3.1	2.2
Food and beverage	7.6	7.7
Healthcare equipment and services	2.1	4.4
Healthcare providers and services	5.8	6.5
Healthcare technology	5.5	5.0
Household products	2.0	2.2
Human resource support services	1.5	1.6
Infrastructure and environmental services	1.6	1.3
Insurance(3)	9.2	9.9
Internet software and services	11.4	11.8
Joint ventures(2)	2.9	2.7
Leisure and entertainment	1.8	1.9
Manufacturing	5.5	6.0
Oil and gas	0.3	0.3
Pharmaceuticals(4)	0.7	0.2
Professional services	3.0	2.8
Specialty retail	2.1	2.2
Telecommunications(5)	0.0	—
Transportation	0.6	0.7
Total	100.0%	100.0%
_______________
(1)Includes equity investment in Wingspire and debt and equity investments in Amergin AssetCo.
(2)Includes equity investment in OBDC SLF. See below, within Note 4, for more information regarding OBDC SLF.
(3)Includes equity investment in Fifth Season.
(4)Includes equity investment in LSI Financing.
(5)Rounds to less than 0.1% as of June 30, 2024.

Blue Owl Capital Corporation
Notes to Consolidated Financial Statements (Unaudited) - Continued
The table below presents the geographic composition of investments based on fair value as of the following periods:

	June 30, 2024	December 31, 2023
United States:
Midwest	19.8%	17.6%
Northeast	17.3	19.3
South	34.9	34.5
West	21.2	21.3
International	6.8	7.3
Total	100.0%	100.0%
OBDC SLF LLC (fka Blue Owl Capital Corporation Senior Loan Fund LLC)
OBDC SLF LLC (fka Blue Owl Capital Corporation Senior Loan Fund LLC) (“OBDC SLF”), a Delaware limited liability company, was formed as a joint venture between the Company and The Regents of the University of California (“Regents”) and commenced operations on June 20, 2017. OBDC SLF’s principal purpose is to make investments, primarily in senior secured loans that are made to middle-market companies or in broadly syndicated loans. Through June 30, 2021, both the Company and Regents had a 50% economic ownership in OBDC SLF. Effective as of June 30, 2021, capital commitments to OBDC SLF were increased to an aggregate of $371.5 million. In connection with this change, the Company increased its economic ownership interest to 87.5% from 50.0% and Regents transferred its remaining economic interest of 12.5% to Nationwide Life Insurance Company (“Nationwide” and together with the Company, the “Members” and each a “Member”). On July 26, 2022, the Members increased their capital commitments in OBDC SLF to an aggregate of $571.5 million. OBDC SLF is managed by the Members, each of which have equal voting rights. Investment decisions must be approved by each of the Members. Except under certain circumstances, contributions to OBDC SLF cannot be redeemed.
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
As of June 30, 2024 and December 31, 2023, OBDC SLF had total investments in senior secured debt at fair value of $1.1 billion and $1.1 billion, respectively. The determination of fair value is in accordance with ASC 820; however, such fair value is not included in the Company’s valuation process described herein. The tables below presents a summary of OBDC SLF’s portfolio as well as a listing of the portfolio investments in its portfolio as of the following periods:

($ in thousands)	June 30, 2024	December 31, 2023
Total senior secured debt investments(1)	$1,162,385	$1,117,310
Weighted average spread over base rate(1)	3.98%	4.27%
Number of portfolio companies	70	62
Largest funded investment to a single borrower(1)	37,180	39,851
_______________
(1)At par.

Blue Owl Capital Corporation
Notes to Consolidated Financial Statements (Unaudited) - Continued

OBDC SLF LLC’s Portfolio As of June 30, 2024 ($ in thousands) (Unaudited)
Company(1)(2)(4)(5)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(3)	Fair Value	Percentage of Net Assets
Debt Investments
Aerospace and defense
Applied Composites Holdings, LLC (fka AC&A Enterprises Holdings, LLC)(6)(11)	First lien senior secured loan	S +	6.00% (0.75% PIK)	01/2025	34,131	34,088	29,513	6.7%
Applied Composites Holdings, LLC (fka AC&A Enterprises Holdings, LLC)(6)(9)(11)	First lien senior secured revolving loan	S +	6.00% (0.75% PIK)	01/2025	3,049	3,048	2,637	0.6%
Bleriot US Bidco Inc.(11)	First lien senior secured loan	S +	3.25%	10/2028	24,987	24,987	25,087	5.7%
Dynasty Acquisition Co., Inc. (dba StandardAero Limited)(10)	First lien senior secured loan	S +	3.50%	08/2028	19,850	19,848	19,909	4.6%
						81,971	77,146	17.6%
Automotive services
Holley Inc.(10)	First lien senior secured loan	S +	3.75%	11/2028	22,031	21,924	21,906	5.0%
Mavis Tire Express Services Topco Corp.(10)	First lien senior secured loan	S +	3.75%	05/2028	2,881	2,881	2,885	0.7%
PAI Holdco, Inc.(11)	First lien senior secured loan	S +	3.75%	10/2027	13,635	13,326	12,453	2.8%
Wand Newco 3, Inc. (dba Caliber )(10)	First lien senior secured loan	S +	3.75%	01/2031	5,000	4,988	5,031	1.1%
						43,119	42,275	9.6%
Buildings and real estate
CoreLogic Inc.(10)	First lien senior secured loan	S +	3.50%	06/2028	7,233	6,859	7,114	1.6%
Wrench Group LLC(11)	First lien senior secured loan	S +	4.00%	10/2028	31,598	31,531	31,598	7.2%
						38,390	38,712	8.8%
Business services
Capstone Acquisition Holdings, Inc.(6)(10)	First lien senior secured loan	S +	4.75%	11/2027	14,149	14,069	14,149	3.2%
Capstone Acquisition Holdings, Inc.(6)(10)	First lien senior secured delayed draw term loan	S +	4.75%	11/2027	904	899	904	0.2%
CoolSys, Inc.(11)	First lien senior secured loan	S +	4.75%	08/2028	26,955	26,134	26,529	6.1%
ConnectWise, LLC(11)	First lien senior secured loan	S +	3.50%	09/2028	16,575	16,519	16,431	3.8%
LABL, Inc.(10)	First lien senior secured loan	S +	5.00%	10/2028	4,747	4,699	4,683	1.1%
Packers Holdings, LLC(10)	First lien senior secured loan	S +	3.25%	03/2028	10,217	10,031	5,522	1.3%
POLARIS PURCHASER, INC. (dba Plusgrade)(6)(11)	First lien senior secured loan	S +	4.50%	03/2031	2,500	2,476	2,488	0.6%
XPLOR T1, LLC(6)(11)	First lien senior secured loan	S +	4.25%	06/2031	10,000	9,950	9,950	2.3%
						84,777	80,656	18.6%
Chemicals
Advancion Holdings, LLC (fka Aruba Investments Holdings, LLC)(10)	First lien senior secured loan	S +	4.00%	11/2027	17,603	17,300	17,441	4.0%
Derby Buyer LLC (dba Delrin)(10)	First lien senior secured loan	S +	3.50%	11/2030	9,975	9,975	10,016	2.3%
						27,275	27,457	6.3%
Consumer products
Olaplex, Inc.(10)	First lien senior secured loan	S +	3.50%	02/2029	24,872	24,138	23,843	5.4%
						24,138	23,843	5.4%

Blue Owl Capital Corporation
Notes to Consolidated Financial Statements (Unaudited) - Continued

OBDC SLF LLC’s Portfolio As of June 30, 2024 ($ in thousands) (Unaudited)
Company(1)(2)(4)(5)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(3)	Fair Value	Percentage of Net Assets
Containers and packaging
BW Holding, Inc.(11)	First lien senior secured loan	S +	4.00%	12/2028	20,827	19,939	19,032	4.3%
Five Star Lower Holding LLC(11)	First lien senior secured loan	S +	4.25%	05/2029	25,432	25,159	23,397	5.3%
Ring Container Technologies Group, LLC(10)	First lien senior secured loan	S +	3.50%	08/2028	24,375	24,336	24,499	5.6%
						69,434	66,928	15.2%
Distribution
BCPE Empire Holdings, Inc. (dba Imperial-Dade)(10)	First lien senior secured loan	S +	4.00%	01/2027	24,565	24,565	24,552	5.6%
Dealer Tire Financial, LLC(6)(10)	First lien senior secured loan	S +	3.50%	07/2031	30,495	30,342	30,418	6.9%
						54,907	54,970	12.5%
Education
Spring Education Group, Inc. (fka SSH Group Holdings, Inc.)(11)	First lien senior secured loan	S +	4.00%	10/2030	19,900	19,900	19,970	4.6%
Ellucian Holdings Inc. (f/k/a Sophia, L.P.)(10)	First lien senior secured loan	S +	3.50%	10/2029	24,687	24,658	24,781	5.7%
						44,558	44,751	10.3%
Financial services
Saphilux S.a.r.L. (dba IQ-EQ)(6)(12)	First lien senior secured loan	S +	4.00%	07/2028	15,920	15,920	16,000	3.7%
						15,920	16,000	3.7%
Food and beverage
Balrog Acquisition, Inc. (dba Bakemark)(10)	First lien senior secured loan	S +	4.00%	09/2028	24,375	24,208	24,253	5.5%
Dessert Holdings(10)	First lien senior secured loan	S +	4.00%	06/2028	25,327	25,209	23,935	5.5%
Fiesta Purchaser, Inc. (dba Shearer's Foods)(10)	First lien senior secured loan	S +	4.00%	02/2031	12,000	11,469	12,073	2.8%
Fiesta Purchaser, Inc. (dba Shearer's Foods)(6)(7)(8)(9)(10)	First lien senior secured revolving loan	S +	4.50%	02/2029	—	(55)	—	—%
						60,831	60,261	13.8%
Healthcare equipment and services
Cadence, Inc.(6)(11)	First lien senior secured loan	S +	4.75%	05/2026	28,226	28,061	27,379	6.3%
Cadence, Inc.(6)(7)(9)(11)	First lien senior secured revolving loan	S +	4.75%	02/2029	4,095	4,074	3,875	0.9%
Confluent Medical Technologies, Inc.(6)(11)	First lien senior secured loan	S +	3.75%	02/2029	9,862	9,802	9,837	2.2%
Medline Borrower, LP(10)	First lien senior secured loan	S +	2.75%	10/2028	22,261	22,261	22,290	5.1%
Packaging Coordinators Midco, Inc.(11)	First lien senior secured loan	S +	3.25%	11/2027	4,874	4,874	4,887	1.1%
Resonetics, LLC(10)	First lien senior secured loan	S +	3.75%	06/2031	20,000	19,950	20,026	4.6%
						89,022	88,294	20.2%
Healthcare providers and services
Confluent Health, LLC(6)(10)	First lien senior secured loan	S +	4.00%	11/2028	24,457	24,374	23,846	5.4%
Covetrus, Inc.(11)	First lien senior secured loan	S +	5.00%	10/2029	14,813	14,091	14,291	3.2%
HAH Group Holding Company LLC (dba Help at Home)(6)(10)	First lien senior secured loan	S +	5.00%	10/2027	8,895	8,690	8,917	2.0%
Phoenix Newco, Inc. (dba Parexel)(10)	First lien senior secured loan	S +	3.25%	11/2028	26,881	26,790	26,924	6.1%

Blue Owl Capital Corporation
Notes to Consolidated Financial Statements (Unaudited) - Continued

OBDC SLF LLC’s Portfolio As of June 30, 2024 ($ in thousands) (Unaudited)
Company(1)(2)(4)(5)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(3)	Fair Value	Percentage of Net Assets
Physician Partners, LLC(12)	First lien senior secured loan	S +	4.00%	12/2028	9,775	9,706	6,992	1.6%
						83,651	80,970	18.3%
Healthcare technology
Athenahealth Group Inc.(10)	First lien senior secured loan	S +	3.25%	02/2029	17,473	17,413	17,396	4.0%
Bracket Intermediate Holding Corp.(11)	First lien senior secured loan	S +	5.00%	05/2028	19,800	19,318	19,857	4.5%
Cotiviti, Inc.(10)	First lien senior secured loan	S +	3.25%	05/2031	9,975	9,927	9,913	2.3%
Ensemble RCM, LLC(11)	First lien senior secured loan	S +	3.00%	08/2029	5,000	4,950	4,980	1.1%
Imprivata, Inc.(11)	First lien senior secured loan	S +	3.50%	12/2027	19,601	19,601	19,675	4.5%
PointClickCare Technologies, Inc.(11)	First lien senior secured loan	S +	3.00%	12/2027	4,838	4,838	4,856	1.1%
Project Ruby Ultimate Parent Corp. (dba Wellsky)(10)	First lien senior secured loan	S +	3.50%	03/2028	4,988	4,965	4,994	1.1%
						81,012	81,671	18.6%
Insurance
Acrisure, LLC(11)	First lien senior secured loan	S +	3.25%	11/2030	9,555	9,555	9,537	2.2%
Ardonagh Midco 3 PLC(6)(10)	First lien senior secured loan	S +	3.75%	02/2031	15,000	14,963	14,925	3.4%
AssuredPartners, Inc.(10)	First lien senior secured loan	S +	3.50%	02/2031	9,975	9,963	9,995	2.3%
Asurion, LLC(10)	First lien senior secured loan	S +	4.25%	08/2028	7,831	7,530	7,764	1.8%
Broadstreet Partners, Inc.(10)	First lien senior secured loan	S +	4.25%	06/2031	4,975	4,969	4,959	1.1%
Integro Parent Inc.(6)(11)	First lien senior secured loan	S +	12.25% (PIK)	10/2024	3,790	3,790	3,790	0.9%
Integro Parent Inc.(6)(9)	First lien senior secured revolving loan	S +	12.25% (PIK)	10/2024	764	764	764	0.2%
Hyperion Refinance S.à r.l (dba Howden Group)(10)	First lien senior secured loan	S +	4.00%	04/2030	24,738	24,032	24,756	5.6%
Truist Insurance Holdings, LLC(11)	First lien senior secured loan	S +	3.25%	05/2031	12,500	12,332	12,511	2.9%
Truist Insurance Holdings, LLC(7)(9)(11)	First lien senior secured revolving loan	S +	3.25%	05/2029	149	149	149	—%
Soliant Lower Intermediate, LLC (dba Soliant)(10)	First lien senior secured loan	S +	3.75%	06/2031	9,949	9,579	9,975	2.3%
						97,626	99,125	22.7%
Internet software and services
Barracuda Networks, Inc.(12)	First lien senior secured loan	S +	4.50%	08/2029	24,625	24,048	24,561	5.6%
Cloud Software Group, Inc.(11)	First lien senior secured loan	S +	4.50%	03/2031	5,000	4,964	5,010	1.1%
Fortra, LLC (f/k/a Help/Systems Holdings, Inc.)(11)	First lien senior secured loan	S +	4.00%	11/2026	14,618	14,545	13,078	3.0%
Mitchell International, Inc.(10)	First lien senior secured loan	S +	3.25%	06/2031	10,000	9,949	9,900	2.3%
Proofpoint, Inc.(10)	First lien senior secured loan	S +	3.00%	08/2028	9,950	9,950	9,954	2.3%
Sedgwick Claims Management Services, Inc.(10)	First lien senior secured loan	S +	3.75%	02/2028	15,000	14,963	14,999	3.4%
Storable, Inc.(10)	First lien senior secured loan	S +	3.50%	04/2028	14,962	14,857	14,965	3.4%
						93,276	92,467	21.1%

Blue Owl Capital Corporation
Notes to Consolidated Financial Statements (Unaudited) - Continued

OBDC SLF LLC’s Portfolio As of June 30, 2024 ($ in thousands) (Unaudited)
Company(1)(2)(4)(5)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(3)	Fair Value	Percentage of Net Assets
Manufacturing
Engineered Machinery Holdings, Inc. (dba Duravant)(11)	First lien senior secured loan	S +	3.75%	05/2028	34,125	34,018	34,231	7.8%
Gloves Buyer, Inc. (dba Protective Industrial Products)(10)	First lien senior secured loan	S +	4.00%	12/2027	14,651	14,527	14,559	3.4%
Pro Mach Group, Inc.(10)	First lien senior secured loan	S +	3.50%	08/2028	24,446	24,447	24,551	5.6%
						72,992	73,341	16.8%
Professional services
Apex Group Treasury LLC(11)	First lien senior secured loan	S +	3.75%	07/2028	32,188	32,112	32,188	7.4%
Sovos Compliance, LLC(10)	First lien senior secured loan	S +	4.50%	08/2028	25,132	25,021	24,913	5.7%
Vistage International, Inc.(6)(11)	First lien senior secured loan	S +	4.75%	07/2029	9,949	9,903	9,949	2.3%
						67,036	67,050	15.4%
Telecommunications
EOS U.S. Finco LLC(12)	First lien senior secured loan	S +	6.00%	10/2029	21,783	20,713	17,657	4.0%
EOS U.S. Finco LLC(7)(8)(12)	First lien senior secured delayed draw term loan	S +	6.00%	10/2029	70	15	(352)	(0.1)%
						20,728	17,305	3.9%

Total Debt Investments						$1,150,663	$1,133,222	258.8%
Total Investments						$1,150,663	$1,133,222	258.8%
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
(10)The interest rate on these loans is subject to 1 month SOFR, which as of June 30, 2024 was 5.34%.
(11)The interest rate on these loans is subject to 3 month SOFR, which as of June 30, 2024 was 5.32%.
(12)The interest rate on these loans is subject to 6 month SOFR, which as of June 30, 2024 was 5.25%.

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

Blue Owl Capital Corporation
Notes to Consolidated Financial Statements (Unaudited) - Continued

The table below presents selected balance sheet information for OBDC SLF as of the following periods:

($ in thousands)	June 30, 2024 (Unaudited)	December 31, 2023
Assets
Investments at fair value (amortized cost of $1,150,663 and $1,101,110, respectively)	$1,133,222	$1,087,898
Cash	62,763	37,617
Interest receivable	8,149	7,734
Prepaid expenses and other assets	32,223	6,992
Total Assets	$1,236,357	$1,140,241
Liabilities
Debt (net of unamortized debt issuance costs of $4,260 and $4,930, respectively)	$696,289	$721,953
Distributions payable	16,387	14,832
Payable for investments purchased	74,871	—
Accrued expenses and other liabilities	10,885	11,701
Total Liabilities	$798,432	$748,486
Members' Equity
Members' Equity	437,925	391,755
Members' Equity	437,925	391,755
Total Liabilities and Members' Equity	$1,236,357	$1,140,241

The table below presents selected statement of operations information for OBDC SLF for the following periods:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
($ in thousands)	2024	2023	2024	2023
Investment Income
Interest income	$29,390	$26,866	$61,198	$50,509
Other income	931	66	1,031	130
Total Investment Income	30,321	26,932	62,229	50,639
Expenses
Interest expense	13,429	12,737	27,356	24,056
Professional fees	275	246	489	488
Total Expenses	13,704	12,983	27,845	24,544
Net Investment Income Before Taxes	16,617	13,949	34,384	26,095
Tax expense (benefit)	110	482	284	1,191
Net Investment Income After Taxes	$16,507	$13,467	$34,100	$24,904
Net Realized and Change in Unrealized Gain (Loss) on Investments
Net change in unrealized gain (loss) on investments	(3,699)	1,903	(4,229)	10,578
Net realized gain on investments	8	(1,668)	(564)	(1,645)
Total Net Realized and Change in Unrealized Gain (Loss) on Investments	(3,691)	235	(4,793)	8,933
Net Increase in Members' Equity Resulting from Operations	$12,816	$13,702	$29,307	$33,837

Note 5. Debt
In accordance with the 1940 Act, with certain limitations, the Company is allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 150%. As of June 30, 2024 and December 31, 2023, the Company’s asset coverage was 179% and 183%, respectively.

Blue Owl Capital Corporation
Notes to Consolidated Financial Statements (Unaudited) - Continued
The below tables present the debt obligations for the following periods:

	June 30, 2024
($ in thousands)	Aggregate Principal Committed	Outstanding Principal	Amount Available(1)	Net Carrying Value(2)
Revolving Credit Facility(3)(5)	$2,045,000	$662,251	$1,322,936	$645,442
SPV Asset Facility II	300,000	300,000	—	295,985
CLO I	390,000	390,000	—	386,177
CLO II	260,000	260,000	—	257,602
CLO III	260,000	260,000	—	258,251
CLO IV	292,500	292,500	—	288,459
CLO V	509,625	509,625	—	507,150
CLO VII	239,150	239,150	—	237,434
CLO X	260,000	260,000	—	258,230
2025 Notes	425,000	425,000	—	423,716
July 2025 Notes	500,000	500,000	—	498,025
2026 Notes	500,000	500,000	—	496,434
July 2026 Notes	1,000,000	1,000,000	—	989,955
2027 Notes(4)	500,000	500,000	—	453,242
2028 Notes	850,000	850,000	—	839,622
2029 Notes(4)	600,000	600,000	—	579,196
Total Debt	$8,931,275	$7,548,526	$1,322,936	$7,414,920
______________
(1)The amount available reflects any collateral related limitations at the Company level related to each credit facility’s borrowing base.
(2)The carrying value of the Company’s Revolving Credit Facility, SPV Asset Facility II, CLO I, CLO II, CLO III, CLO IV, CLO V, CLO VII, CLO X, 2025 Notes, July 2025 Notes, 2026 Notes, July 2026 Notes, 2027 Notes, 2028 Notes and 2029 Notes are presented net of deferred financing costs of $16.8 million, $4.0 million, $3.8 million, $2.4 million, $1.7 million, $4.0 million, $2.5 million, $1.7 million, $1.8 million, $1.3 million, $2.0 million, $3.6 million, $10.0 million, $5.1 million, $10.4 million and $13.3 million, respectively.
(3)Includes the unrealized translation gain (loss) on borrowings denominated in foreign currencies.
(4)Net carrying value is inclusive of change in fair market value of effective hedge.
(5)The amount available is reduced by $59.8 million of outstanding letters of credit.

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
(4)Net carrying value is inclusive of change in fair market value of effective hedge.
(5)The amount available is reduced by $59.1 million of outstanding letters of credit.
The table below presents the components of interest expense for the following periods:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
($ in thousands)	2024	2023	2024	2023
Interest expense	$101,240	$102,141	$210,832	$200,468
Amortization of debt issuance costs	8,160	7,562	17,266	14,426
Net change in unrealized gain (loss) on effective interest rate swaps and hedged items(1)	(275)	314	156	(922)
Total Interest Expense	$109,125	$110,017	$228,254	$213,972
Average interest rate	5.6%	5.4%	5.7%	5.3%
Average daily borrowings	$7,165,666	$7,432,693	$7,319,869	$7,464,970
______________
(1)Refer to the 2024 Notes, 2027 Notes and 2029 Notes for details on each facility’s interest rate swap.

Blue Owl Capital Corporation
Notes to Consolidated Financial Statements (Unaudited) - Continued

Credit Facilities
The Company’s credit facilities contain customary covenants, including certain limitations on the incurrence by the Company of additional indebtedness and on the Company’s ability to make distributions to the Company’s shareholders, or redeem, repurchase or retire shares of stock, upon the occurrence of certain events, and customary events of default (with customary cure and notice provisions).
Description of Facilities
Revolving Credit Facility
On August 26, 2022, the Company entered into an Amended and Restated Senior Secured Revolving Credit Agreement (the “Revolving Credit Facility”), which amends and restates in its entirety that certain Senior Secured Revolving Credit Agreement, dated as of February 1, 2017 (as amended, restated, supplemented or otherwise modified prior to August 26, 2022). The parties to the Revolving Credit Facility include the Company, as Borrower, the lenders from time to time parties thereto and Truist Bank, as Administrative Agent. On November 17, 2023 (the “Revolving Credit Facility First Amendment Date”), the parties to the Revolving Credit Facility entered into an amendment to the Revolving Credit Facility to, among other things, extend the availability period and maturity date for certain lenders. The following describes the terms of the Revolving Credit Facility as amended through June 28, 2024.
The Revolving Credit Facility is guaranteed by certain subsidiaries of the Company in existence as of the Revolving Credit Facility First Amendment Date, and will be guaranteed by certain subsidiaries of the Company that are formed or acquired by the Company thereafter (collectively, the “Guarantors”). Proceeds of the Revolving Credit Facility may be used for general corporate purposes, including the funding of portfolio investments.
As of June 28, 2024, the maximum principal amount of the Revolving Credit Facility is $2.05 billion (increased from $1.90 billion to $2.05 billion on June 28, 2024), subject to availability under the borrowing base, which is based on the Company’s portfolio investments and other outstanding indebtedness. The amount available for borrowing under the Revolving Credit Facility is reduced by any standby letters of credit issued through the Revolving Credit Facility. Maximum capacity under the Revolving Credit Facility may be increased to $2.78 billion through the Company’s exercise of an uncommitted accordion feature through which existing and new lenders may, at their option, agree to provide additional financing. The Revolving Credit Facility includes a $200.0 million limit for swingline loans and is secured by a perfected first-priority interest in substantially all of the portfolio investments held by the Company and each Guarantor, subject to certain exceptions.
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

Blue Owl Capital Corporation
Notes to Consolidated Financial Statements (Unaudited) - Continued
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

Blue Owl Capital Corporation
Notes to Consolidated Financial Statements (Unaudited) - Continued
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

Blue Owl Capital Corporation
Notes to Consolidated Financial Statements (Unaudited) - Continued
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
The Adviser serves as collateral manager for the CLO I Refinancing Issuer under an amended and restated collateral management agreement dated as of the CLO I Refinancing Date (the “CLO I Refinancing Collateral Management Agreement”). The Adviser is entitled to receive fees for providing these services. The Adviser has waived its right to receive such fees but may rescind such waiver at any time; provided, however, that if the Adviser rescinds such waiver, the management fee payable to the Adviser pursuant to the Amended and Restated Investment Advisory Agreement, dated May 18, 2021, between the Adviser and the Company will be offset by the amount of the collateral management fee attributable to the CLO I Refinancing Issuer’s equity or notes owned by the company.
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

Blue Owl Capital Corporation
Notes to Consolidated Financial Statements (Unaudited) - Continued
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
CLO III Refinancing
On April 11, 2024 (the “CLO III Refinancing Date”), the Company completed a $260,000,000 term debt securitization refinancing (the “CLO III Refinancing”), also known as a collateralized loan obligation refinancing, which is a form of secured financing incurred by the Company. The secured notes issued in the CLO III Refinancing were issued by the Company’s consolidated subsidiary Owl Rock CLO III, LLC, a limited liability company organized under the laws of the State of Delaware (the “CLO III Issuer”) and are backed by a portfolio of collateral obligations consisting of middle market loans as well as by other assets of the CLO III Issuer.
The CLO III Refinancing was executed by (A) the issuance of the following classes of notes pursuant to an indenture and security agreement dated as of March 26, 2020 (the “Original CLO III Closing Date”) by and among Owl Rock CLO III, Ltd., as issuer (the “Original CLO III Issuer”), the CLO III Issuer, as co-issuer and State Street Bank and Trust Company, as supplemented by the first supplemental indenture dated as of July 18, 2023 and as further amended by the second supplemental indenture dated as of the CLO III Refinancing Date (the “CLO III Indenture”), by and between the CLO III Issuer and State Street Bank and Trust Company: (i) $228,000,000 of AAA(sf) Class A-R Notes, which bear interest at the Benchmark (as defined in the CLO III Indenture) plus 1.85% and (ii) $32,000,000 of AA(sf) Class B-R Notes, which bear interest at the Benchmark plus 2.35% (together, the “CLO III Secured Notes”). The CLO III Secured Notes are secured by middle market loans and other assets of the CLO III Issuer. The CLO III Secured Notes are scheduled to mature on the Payment Date (as defined in the CLO III Indenture) in April 2036. The CLO III Secured Notes were privately placed by SG Americas Securities, LLC. The proceeds from the CLO III Refinancing were used to redeem in full the classes of notes issued on the Original CLO III Closing Date and to pay expenses incurred in connection with the CLO III Refinancing. On the CLO III Refinancing Date, the Original CLO III Issuer was merged with and into the CLO III Issuer, with the CLO III Issuer surviving the merger. The CLO III Issuer assumed by all operation of law all of the rights and obligations of the Original CLO III Issuer, including the subordinated securities issued by the Original CLO III Issuer on the Original CLO III Closing Date.
On the Original CLO III Closing Date, the CLO III Issuer issued $135,310,000 of subordinated securities in the form of 135,310 preferred shares ($1,000 per preferred share) (the “CLO III Preferred Shares”). The Company acquired the CLO III Preferred Shares on the Original CLO III Closing Date. As of the CLO III Refinancing Date, the CLO III Preferred Shares remain outstanding and continue to be held by the Company. The CLO III Preferred Shares were issued by the CLO III Issuer as part of its issued share capital and are not secured by the collateral securing the CLO III Secured Notes. The Company acts as retention holder in connection with the CLO III Refinancing for the purposes of satisfying certain U.S., European Union and United Kingdom regulations requiring sponsors of securitization transactions to retain exposure to the performance of the securitized assets and as such is required to retain a portion of the CLO III Preferred Shares.
On the Original CLO III Closing Date, the Original CLO III Issuer entered into a loan sale agreement with Company, which provided for the sale and contribution of approximately $275 million par amount of middle market loans from the Company to the Original CLO III Issuer on the Original CLO III Closing Date and for future sales from the Company to the Original CLO III Issuer on an ongoing basis. As part of the CLO III Refinancing, the CLO III Issuer, as the successor to the Original CLO III Issuer, and the Company entered into an amended and restated loan sale agreement with the Company dated as of the CLO III Refinancing Date (the “CLO III Loan Sale Agreement”), pursuant to which the CLO III Issuer assumed all ongoing obligations of the Original CLO III Issuer under the original agreement and provides for future sales from the Company to the CLO III Issuer on an ongoing basis. Such loans constituted part of the portfolio of assets securing the CLO III Secured Notes. The Company made customary representations, warranties, and covenants to the CLO III Issuer under the applicable loan sale agreement.
Through April 20, 2028, a portion of the proceeds received by the CLO III Issuer from the loans securing the CLO III Secured Notes may be used by the CLO III Issuer to purchase additional middle market loans under the direction of the Adviser in its capacity as collateral manager for the CLO III Issuer and in accordance with the Company’s investing strategy and ability to originate eligible middle market loans.
The CLO III Secured Notes are the secured obligation of the CLO III Issuer, and the CLO III Indenture includes customary covenants and events of default. The CLO III Secured Notes have not been registered under the Securities Act of 1933, as amended (the “Securities Act”), or any state securities (e.g., “blue sky”) laws, and may not be offered or sold in the United States absent registration with the Securities and Exchange Commission or pursuant to an applicable exemption from such registration.
The Adviser serves as collateral manager for the CLO III Issuer under an amended and restated collateral management agreement dated as of the CLO III Refinancing Date (the “CLO III Collateral Management Agreement”). The Adviser is entitled to receive fees for providing these services. The Adviser has waived its right to receive such fees but may rescind such waiver at any time; provided, however, that if the Adviser rescinds such waiver, the management fee payable to the Adviser pursuant to the Third

Blue Owl Capital Corporation
Notes to Consolidated Financial Statements (Unaudited) - Continued
Amended and Restated Investment Advisory Agreement, dated May 18, 2021, between the Adviser and the Company will be offset by the amount of the collateral management fee attributable to the CLO III Issuer’s equity or notes owned by the Company.
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
The CLO VI Secured Notes were the secured obligation of the CLO VI Issuers, and the CLO VI Indenture included customary covenants and events of default. The CLO VI Secured Notes were not registered under the Securities Act, or any state securities (e.g., “blue sky”) laws, and were not offered or sold in the United States absent registration with the Securities and Exchange Commission or pursuant to an applicable exemption from such registration.
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

Blue Owl Capital Corporation
Notes to Consolidated Financial Statements (Unaudited) - Continued
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
In connection with the issuance of the 2024 Notes, on April 10, 2019 the Company entered into centrally cleared interest rate swaps. The notional amount of the interest rate swaps was $400.0 million. The Company received fixed rate interest at 5.25% and paid variable rate interest based on six-month SOFR (plus a spread adjustment) plus 3.051%. The interest rate swap was unwound prior to its maturity on March 22, 2024 in connection with the 2024 Notes redemption. For the three months ended June 30, 2024, the Company did not make any periodic payments and during the six months ended June 30, 2024, the Company made a payment of $6.6 million in conjunction with unwinding the swap. For the three and six months ended June 30, 2023, the Company made periodic payments of $9.5 million and $9.5 million, respectively. The swap adjusted interest expense is included as a component of interest expense on the Company’s Consolidated Statements of Operations. Depending on the nature of the balance at period end, the fair value of the interest rate swap is either included as a component of accrued expenses and other liabilities or prepaid expenses and other assets on our Consolidated Statements of Assets and Liabilities. The change in fair value of the interest rate swap is offset by the change in fair value of the 2024 Notes, with the remaining difference included as a component of interest expense on the Consolidated Statements of Operations.
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
In connection with the issuance of the 2027 Notes, on April 26, 2021, the Company entered into centrally cleared interest rate swaps. The notional amount of the interest rate swaps is $500.0 million. The Company will receive fixed rate interest at 2.625% and pay variable rate interest based on six-month SOFR (plus a spread adjustment) plus 1.769%. The interest rate swaps mature on January 15, 2027. For the three months ended June 30, 2024 the Company made no periodic payments and for the six months ended June 30, 2024 the Company made $11.6 million in periodic payments. For the three months ended June 30, 2023 the Company made no periodic payments and for the six months ended June 30, 2023 the Company made $5.9 million in periodic payments. The interest expense related to the 2027 Notes is equally offset by the proceeds received from the interest rate swaps. The swap adjusted interest expense is included as a component of interest expense on the Company’s Consolidated Statements of Operations. As of June 30, 2024 and December 31, 2023, the interest rate swap had a fair value of $(43.5) million and $(42.1) million, respectively. Depending on the nature of the balance at period end, the fair value of the interest rate swap is either included as a component of accrued expenses and other liabilities or prepaid expenses and other assets on the Company’s Consolidated Statements of Assets and Liabilities. The change in fair value of the interest rate swap is offset by the change in fair value of the 2027 Notes, with the remaining difference included as a component of interest expense on the Consolidated Statements of Operations.
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

Blue Owl Capital Corporation
Notes to Consolidated Financial Statements (Unaudited) - Continued
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
In connection with the issuance of the 2029 Notes, on February 9, 2024, the Company entered into centrally cleared interest rate swaps. The notional amount of the interest rate swaps is $600.0 million. The Company will receive fixed rate interest at 5.95% and pay variable rate interest based on six-month SOFR (plus a spread adjustment) plus 2.118%. The interest rate swaps mature on February 15, 2029. For the three and six months ended June 30, 2024 the Company did not make any periodic payments. The interest expense related to the 2029 Notes is equally offset by the proceeds received from the interest rate swaps. The swap adjusted interest expense is included as a component of interest expense on the Company’s Consolidated Statements of Operations. As of June 30, 2024, the interest rate swap had a fair value of $(8.1) million. Depending on the nature of the balance at period end, the fair value of the interest rate swap is either included as a component of accrued expenses and other liabilities or prepaid expenses and other assets on the Company’s Consolidated Statements of Assets and Liabilities. The change in fair value of the interest rate swaps is offset by the change in fair value of the 2029 Notes, with the remaining difference included as a component of interest expense on the Consolidated Statements of Operations.
Note 6. Fair Value of Investments
Investments
The tables below present the fair value hierarchy of investments as of the following periods:

	Fair Value Hierarchy as of June 30, 2024
($ in thousands)	Level 1	Level 2	Level 3	Total
Cash (including restricted and foreign cash)	$379,984	$—	$—	$379,984
Investments:
First-lien senior secured debt investments(1)	$—	$90,050	$9,981,703	$10,071,753
Second-lien senior secured debt investments	—	89,685	747,823	837,508
Unsecured debt investments	—	—	289,478	289,478
Preferred equity investments(4)	—	—	388,702	388,702
Common equity investments(2)	838	—	1,330,108	1,330,946
Subtotal	$838	$179,735	$12,737,814	$12,918,387
Investments measured at NAV(3)	—	—	—	423,595
Total Investments at fair value	$838	$179,735	$12,737,814	$13,341,982
Derivatives:
Interest rate swaps	$—	$(51,639)	$—	$(51,639)
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
The tables below present the changes in the fair value of investments for which Level 3 inputs were used to determine the fair value as of and for the following periods:

	As of and for the Three Months Ended June 30, 2024
($ in thousands)	First-lien senior secured debt investments	Second-lien senior secured debt investments	Unsecured debt investments	Preferred equity investments	Common equity investments	Total
Fair value, beginning of period	$8,987,928	$881,128	$269,728	$452,171	$1,277,564	$11,868,519
Purchases of investments, net	1,681,677	(3,820)	65,917	—	97,116	1,840,890
Payment-in-kind	31,812	4,622	7,552	9,089	195	53,270
Proceeds from investments, net	(694,778)	(100,791)	(118,699)	(5,314)	(58,198)	(977,780)
Net change in unrealized gain (loss)	(38,791)	(34,642)	9,418	(2,690)	13,432	(53,273)
Net realized gains (losses)	(22)	—	(10,971)	—	—	(10,993)
Net amortization/accretion of discount/premium on investments	13,877	1,326	515	1,464	(1)	17,181
Transfers between investment types	—	—	66,018	(66,018)	—	—
Transfers into (out of) Level 3(1)	—	—	—	—	—	—
Fair value, end of period	$9,981,703	$747,823	$289,478	$388,702	$1,330,108	$12,737,814
_______________
(1)Transfers between levels, if any, are recognized at the beginning of the period in which the transfers occur.

Blue Owl Capital Corporation
Notes to Consolidated Financial Statements (Unaudited) - Continued

	As of and for the Six Months Ended June 30, 2024
($ in thousands)	First-lien senior secured debt investments	Second-lien senior secured debt investments	Unsecured debt investments	Preferred equity investments	Common equity investments	Total
Fair value, beginning of period	$8,660,754	$1,675,269	$280,958	$433,297	$1,207,683	$12,257,961
Purchases of investments, net	2,476,736	(3,820)	68,072	7,228	193,868	2,742,084
Payment-in-kind	56,553	6,281	18,149	20,493	386	101,862
Proceeds from investments, net	(1,194,196)	(886,661)	(137,677)	(7,754)	(58,618)	(2,284,906)
Net change in unrealized gain (loss)	(33,434)	(49,716)	8,085	(2,414)	27,584	(49,895)
Net realized gains (losses)	(6,158)	(2,146)	(12,721)	—	—	(21,025)
Net amortization/accretion of discount/premium on investments	21,448	8,616	750	1,714	(1)	32,527
Transfers between investment types	—	—	63,862	(63,862)	—	—
Transfers into (out of) Level 3(1)	—	—	—	—	(40,794)	(40,794)
Fair value, end of period	$9,981,703	$747,823	$289,478	$388,702	$1,330,108	$12,737,814

_______________
(1)Transfers into (out of) Level 3 were a result of an investment measured at net asset value which is no longer categorized within the fair value hierarchy.

	As of and for the Three Months Ended June 30, 2023
($ in thousands)	First-lien senior secured debt investments	Second-lien senior secured debt investments	Unsecured debt investments	Preferred equity investments	Common equity investments	Total
Fair value, beginning of period	$9,276,243	$1,761,897	$262,191	$388,592	$1,054,731	$12,743,654
Purchases of investments, net	219,212	—	—	1,990	61,122	282,324
Payment-in-kind	42,671	3,924	5,259	10,094	179	62,127
Proceeds from investments, net	(643,017)	(35,851)	—	(1,589)	—	(680,457)
Net change in unrealized gain (loss)	(4,404)	(1,025)	5,707	1,302	15,299	16,879
Net realized gains (losses)	118	—	—	—	—	118
Net amortization of discount on investments	8,168	1,126	115	236	—	9,645
Transfers between investment types	—	—	—	—	—	—
Transfers into (out of) Level 3(1)	(13,005)	(26,562)	(10,870)	—	—	(50,437)
Fair value, end of period	$8,885,986	$1,703,509	$262,402	$400,625	$1,131,331	$12,383,853
_______________
(1)Transfers between levels, if any, are recognized at the beginning of the period in which the transfers occur. For the period ended June 30, 2023, transfers out of Level 3 into Level 2 were a result of changes in the observability of significant inputs for certain portfolio companies.

Blue Owl Capital Corporation
Notes to Consolidated Financial Statements (Unaudited) - Continued

	As of and for the Six Months Ended June 30, 2023
($ in thousands)	First-lien senior secured debt investments	Second-lien senior secured debt investments	Unsecured debt investments	Preferred equity investments	Common equity investments	Total
Fair value, beginning of period	$9,279,179	$1,817,286	$237,440	$355,261	$977,111	$12,666,277
Purchases of investments, net	365,149	(10)	—	21,921	98,375	485,435
Payment-in-kind	70,253	7,715	13,458	21,072	342	112,840
Proceeds from investments, net	(784,653)	(55,050)	(193)	(1,590)	(12,400)	(853,886)
Net change in unrealized gain (loss)	53,988	5,002	11,491	3,538	20,084	94,103
Net realized gains (losses)	(52,365)	—	(23)	—	—	(52,388)
Net amortization of discount on investments	15,625	2,051	229	471	—	18,376
Transfers between investment types	(47,819)	—	—	—	47,819	—
Transfers into (out of) Level 3(1)	(13,371)	(73,485)	—	(48)	—	(86,904)
Fair value, end of period	$8,885,986	$1,703,509	$262,402	$400,625	$1,131,331	$12,383,853
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
The table below presents the net change in unrealized gains on investments for which Level 3 inputs were used in determining the fair value that are still held by the Company for the following periods:

	Net change in unrealized gain (loss) for the Three Months Ended June 30, 2024 on Investments Held at June 30, 2024	Net change in unrealized gain (loss) for the Three Months Ended June 30, 2023 on Investments Held at June 30, 2023
First-lien senior secured debt investments	$(34,181)	$(2,231)
Second-lien senior secured debt investments	(34,231)	(1,139)
Unsecured debt investments	9,418	5,707
Preferred equity investments	(1,939)	1,302
Common equity investments	13,432	15,298
Total Investments	$(47,501)	$18,937

	Net change in unrealized gain (loss) for the Six Months Ended June 30, 2024 on Investments Held at June 30, 2024	Net change in unrealized gain (loss) for the Six Months Ended June 30, 2023 on Investments Held at June 30, 2023
First-lien senior secured debt investments	$(29,697)	$6,169
Second-lien senior secured debt investments	(44,263)	5,001
Unsecured debt investments	8,085	11,491
Preferred equity investments	(1,611)	3,538
Common equity investments	27,581	67,902
Total Investments	$(39,905)	$94,101

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

Blue Owl Capital Corporation
Notes to Consolidated Financial Statements (Unaudited) - Continued

As of June 30, 2024
($ in thousands)	Fair Value	Valuation Technique	Unobservable Input	(Range) Weighted Average	Impact to Valuation from an Increase in Input
First-lien senior secured debt investments	$8,389,314	Yield Analysis	Market Yield	(6.0% - 30.3%) 12.0%	Decrease
	1,432,773	Recent Transaction	Transaction Price	(98.0% - 100.0%) 99.2%	Increase
	159,616	Collateral Analysis	Recovery Rate	(47.0% - 89.8%) 64.5%	Increase
Second-lien senior secured debt investments	$717,095	Yield Analysis	Market Yield	(11.3% - 25.2%) 15.9%	Decrease
	30,728	Collateral Analysis	Recovery Rate	(10.0% - 20.0%) 17.9%	Increase
Unsecured debt investments	$149,153	Yield Analysis	Market Yield	(10.2% - 17.4%) 12.5%	Decrease
	133,991	Recent Transaction	Transaction Price	(99.2% - 100.0%) 99.2%	Increase
	6,334	Market Approach	EBITDA Multiple	(12.5x - 12.5x) 12.5x	Increase
Preferred equity investments	$380,501	Yield Analysis	Market Yield	(13.4% - 32.2%) 16.7%	Decrease
	8,049	Market Approach	EBITDA Multiple	(7.1x - 7.1x) 7.1x	Increase
	152	Recent Transaction	Transaction Price	(100.0% - 100.0%) 100.0%	Increase
Common equity investments	$971,164	Market Approach	EBITDA Multiple	(1.3x - 22.0x) 4.9x	Increase
	268,700	Market Approach	AUM Multiple	(1.1x - 1.1x) 1.1x	Increase
	37,813	Recent Transaction	Transaction Price	(55.6% - 100.0%) 99.2%	Increase
	35,839	Market Approach	Revenue Multiple	(1.9x - 13.5x) 9.9x	Increase
	10,139	Yield Analysis	Market Yield	(8.3% - 8.3%) 8.3%	Decrease
	6,007	Market Approach	Transaction Price	($96.84 - $96.84) $96.84	Increase
	324	Option Pricing Model	Volatility	(60.0% - 70.0%) 69.9%	Increase
	122	Market Approach	Gross Profit Multiple	(9.0x - 9.0x) 9.0x	Increase

Blue Owl Capital Corporation
Notes to Consolidated Financial Statements (Unaudited) - Continued

As of December 31, 2023
($ in thousands)	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)	Impact to Valuation from an Increase in Input
First-lien senior secured debt investments	$7,553,464	Yield Analysis	Market Yield	(9.1% - 27.4%) 12.8%	Decrease
	1,047,390	Recent Transaction	Transaction Price	(97.0% - 99.8%) 98.6%	Increase
	59,900	Collateral Analysis	Recovery Rate	(82.5% - 82.5%) 82.5%	Increase
Second-lien senior secured debt investments	$1,666,832	Yield Analysis	Market Yield	(11.4% - 39.5%) 15.8%	Decrease
	8,437	Collateral Analysis	Recovery Rate	(13.3% - 13.3%) 13.3%	Increase
Unsecured debt investments	$275,158	Yield Analysis	Market Yield	(10.6% - 17.2%) 12.0%	Decrease
	5,800	Market Approach	EBITDA Multiple	(11.8x - 11.8x) 11.8x	Increase
Preferred equity investments	$396,747	Yield Analysis	Market Yield	(12.6% - 25.8%) 16.4%	Decrease
	36,550	Recent Transaction	Transaction Price	(98.0% - 107.5%) 104.4%	Increase
Common equity investments	$938,313	Market Approach	EBITDA Multiple	(1.2x - 20.3x) 5.6x	Increase
	218,333	Recent Transaction	Transaction Price	(100.0% - 100.0%) 100.0%	Increase
	36,138	Market Approach	Revenue	(1.9x - 14.7x) 10.5x	Increase
	9,606	Yield Analysis	Market Yield	(7.9% - 7.9%) 7.9%	Decrease
	5,149	Market Approach	Transaction Price	($92.00 - $92.00) $92.00	Increase
	144	Market Approach	Gross Profit	(9.9x - 9.9x) 9.9x	Increase

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

Blue Owl Capital Corporation
Notes to Consolidated Financial Statements (Unaudited) - Continued
Debt Not Carried at Fair Value
Fair value is estimated by discounting remaining payments using applicable current market rates, which take into account changes in the Company’s marketplace credit ratings, or market quotes, if available. The table below presents the carrying and fair values of the Company’s debt obligations as of the following periods:

	June 30, 2024		December 31, 2023
($ in thousands)	Net Carrying Value(1)	Fair Value	Net Carrying Value(2)	Fair Value
Revolving Credit Facility	$645,442	$645,442	$401,075	$401,075
SPV Asset Facility II	295,985	295,985	245,728	245,728
CLO I	386,177	386,177	274,213	274,213
CLO II	257,602	257,602	257,467	257,467
CLO III	258,251	258,251	258,324	258,324
CLO IV	288,459	288,459	288,184	288,184
CLO V	507,150	507,150	507,000	507,000
CLO VI	—	—	258,425	258,425
CLO VII	237,434	237,434	237,288	237,288
CLO X	258,230	258,230	258,126	258,126
2024 Notes	—	—	395,942	399,000
2025 Notes	423,716	418,625	422,880	413,313
July 2025 Notes	498,025	487,500	497,118	478,750
2026 Notes	496,434	486,250	495,320	483,750
July 2026 Notes	989,955	945,000	987,597	930,000
2027 Notes	453,242	458,750	454,017	451,250
2028 Notes	839,622	754,375	838,384	745,875
2029 Notes	579,196	595,500	—	—
Total Debt	$7,414,920	$7,280,730	$7,077,088	$6,887,768
_______________
(1)The carrying value of the Company’s Revolving Credit Facility, SPV Asset Facility II, CLO I, CLO II, CLO III, CLO IV, CLO V, CLO VII, CLO X, 2025 Notes, July 2025 Notes, 2026 Notes, July 2026 Notes, 2027 Notes, 2028 Notes and 2029 Notes are presented net of deferred financing costs of $16.8 million, $4.0 million, $3.8 million, $2.4 million, $1.7 million, $4.0 million, $2.5 million, $1.7 million, $1.8 million, $1.3 million, $2.0 million, $3.6 million, $10.0 million, $5.1 million, $10.4 million and $13.3 million respectively.
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

The below table presents the fair value measurements of the Company’s debt obligations as of the following periods:

($ in thousands)	June 30, 2024	December 31, 2023
Level 1	$—	$—
Level 2	4,146,000	3,901,938
Level 3	3,134,730	2,985,830
Total Debt	$7,280,730	$6,887,768
Financial Instruments Not Carried at Fair Value
As of June 30, 2024 and December 31, 2023, the carrying amounts of the Company’s other assets and liabilities approximate fair value due to their short maturities. These financial instruments would be categorized as Level 3 within the hierarchy.

Blue Owl Capital Corporation
Notes to Consolidated Financial Statements (Unaudited) - Continued
Note 7. Commitments and Contingencies
Portfolio Company Commitments
From time to time, the Company may enter into commitments to fund investments. The table below presents outstanding commitments to fund investments in current portfolio companies as of the following periods:

Company ($ in thousands)	Investment	June 30, 2024	December 31, 2023
3ES Innovation Inc. (dba Aucerna)	First lien senior secured revolving loan	$3,893	$1,343
AAM Series 1.1 Rail and Domestic Intermodal Feeder, LLC	LLC Interest	62,877	5,324
AAM Series 2.1 Aviation Feeder, LLC	LLC Interest	60,000	309
Aerosmith Bidco Limited (dba Audiotonix)	First lien senior secured delayed draw term loan	279,494	—
Aerosmith Bidco Limited (dba Audiotonix)	First lien senior secured revolving loan	26,220	—
Allied Benefit Systems Intermediate LLC	First lien senior secured delayed draw term loan	155	155
AlphaSense, Inc.	First lien senior secured delayed draw term loan	141	—
AlphaSense, Inc.	First lien senior secured delayed draw term loan	143	—
AmeriLife Holdings LLC	First lien senior secured delayed draw term loan	194	183
AmeriLife Holdings LLC	First lien senior secured revolving loan	91	91
Anaplan, Inc.	First lien senior secured revolving loan	9,722	9,722
Apex Service Partners, LLC	First lien senior secured delayed draw term loan	643	4,807
Apex Service Partners, LLC	First lien senior secured revolving loan	1,140	1,895
Aptean Acquiror, Inc. (dba Aptean)	First lien senior secured delayed draw term loan	135	—
Aptean Acquiror, Inc. (dba Aptean)	First lien senior secured revolving loan	73	—
Arctic Holdco, LLC (dba Novvia Group)	First lien senior secured delayed draw term loan	7,500	7,500
Artifact Bidco, Inc. (dba Aveta)	First lien senior secured delayed draw term loan	2,228	—
Artifact Bidco, Inc. (dba Aveta)	First lien senior secured revolving loan	1,149	—
Artifact Bidco, Inc. (dba Aveta)	First lien senior secured revolving loan	443	—
Ascend Buyer, LLC (dba PPC Flexible Packaging)	First lien senior secured revolving loan	377	377
Associations, Inc.	First lien senior secured delayed draw term loan	27,748	412
Associations, Inc.	First lien senior secured revolving loan	22,234	21,290
Aurelia Netherlands Midco 2 B.V.	First lien senior secured EUR delayed draw term loan	—	27,804
Aurelia Netherlands Midco 2 B.V.	First lien senior secured NOK delayed draw term loan	—	29,096
Aurelia Netherlands Midco 2 B.V.	First lien senior secured EUR revolving loan	—	3,089
Azurite Intermediate Holdings, Inc. (dba Alteryx, Inc.)	First lien senior secured delayed draw term loan	2,993	—
Azurite Intermediate Holdings, Inc. (dba Alteryx, Inc.)	First lien senior secured revolving loan	1,330	—
Baker Tilly Advisory Group, L.P.	First lien senior secured delayed draw term loan	11,162	—
Baker Tilly Advisory Group, L.P.	First lien senior secured revolving loan	12,278	—
Bamboo US BidCo LLC	First lien senior secured delayed draw term loan	623	716
Bamboo US BidCo LLC	First lien senior secured revolving loan	1,026	1,026
Bayshore Intermediate #2, L.P. (dba Boomi)	First lien senior secured revolving loan	6,913	5,531
BCPE Osprey Buyer, Inc. (dba PartsSource)	First lien senior secured delayed draw term loan	21,075	25,500
BCPE Osprey Buyer, Inc. (dba PartsSource)	First lien senior secured revolving loan	5,533	8,167
BCTO BSI Buyer, Inc. (dba Buildertrend)	First lien senior secured revolving loan	8,036	8,036
Blast Bidco Inc. (dba Bazooka Candy Brands)	First lien senior secured revolving loan	3,448	3,448
BP Veraison Buyer, LLC (dba Sun World)	First lien senior secured revolving loan	8,716	8,716
BradyPLUS Holdings, LLC (f/k/a BradyIFS Holdings, LLC)	First lien senior secured delayed draw term loan	5,938	11,801
BradyPLUS Holdings, LLC (f/k/a BradyIFS Holdings, LLC)	First lien senior secured revolving loan	12,026	12,026
Brightway Holdings, LLC	First lien senior secured revolving loan	3,158	1,737
Broadcast Music, Inc.	First lien senior secured revolving loan	4,878	—

Blue Owl Capital Corporation
Notes to Consolidated Financial Statements (Unaudited) - Continued

Company ($ in thousands)	Investment	June 30, 2024	December 31, 2023
Catalis Intermediate, Inc. (fka GovBrands Intermediate, Inc.)	First lien senior secured revolving loan	520	520
CivicPlus, LLC	First lien senior secured revolving loan	2,698	1,781
Coupa Holdings, LLC	First lien senior secured delayed draw term loan	70	70
Coupa Holdings, LLC	First lien senior secured revolving loan	54	54
Cresset Capital Management, LLC	First lien senior secured delayed draw term loan	3,806	—
Cresset Capital Management, LLC	First lien senior secured delayed draw term loan	2,239	—
Cresset Capital Management, LLC	First lien senior secured revolving loan	1,119	—
Crewline Buyer, Inc. (dba New Relic)	First lien senior secured revolving loan	11,063	11,063
DCG ACQUISITION CORP. (dba DuBois Chemical)	First lien senior secured delayed draw term loan	9,328	—
DCG ACQUISITION CORP. (dba DuBois Chemical)	First lien senior secured revolving loan	9,328	—
Delinea Buyer, Inc. (f/k/a Centrify)	First lien senior secured revolving loan	6,817	6,817
Denali BuyerCo, LLC (dba Summit Companies)	First lien senior secured revolving loan	2,998	2,998
Dresser Utility Solutions, LLC	First lien senior secured delayed draw term loan	5,131	—
Dresser Utility Solutions, LLC	First lien senior secured revolving loan	7,183	—
DuraServ LLC	First lien senior secured delayed draw term loan	27,262	—
DuraServ LLC	First lien senior secured revolving loan	13,631	—
EET Buyer, Inc. (dba e-Emphasys)	First lien senior secured revolving loan	455	364
Endries Acquisition, Inc.	First lien senior secured delayed draw term loan	—	20,370
Endries Acquisition, Inc.	First lien senior secured delayed draw term loan	7,835	7,835
Entertainment Benefits Group, LLC	First lien senior secured revolving loan	—	80
Essential Services Holding Corporation	First lien senior secured delayed draw term loan	3,866	—
Essential Services Holding Corporation	First lien senior secured revolving loan	2,416	—
Evolution BuyerCo, Inc. (dba SIAA)	First lien senior secured delayed draw term loan	19,925	23,910
Evolution BuyerCo, Inc. (dba SIAA)	First lien senior secured revolving loan	10,709	10,709
FARADAY BUYER, LLC (dba MacLean Power Systems)	First lien senior secured delayed draw term loan	11,130	11,130
Finastra USA, Inc.	First lien senior secured revolving loan	8,278	6,808
Forescout Technologies, Inc.	First lien senior secured delayed draw term loan	—	48,750
Forescout Technologies, Inc.	First lien senior secured revolving loan	11,320	5,345
Fortis Solutions Group, LLC	First lien senior secured revolving loan	369	439
FR Vision Holdings, Inc. (dba CHA Consulting)	First lien senior secured delayed draw term loan	6,081	—
FR Vision Holdings, Inc. (dba CHA Consulting)	First lien senior secured revolving loan	2,057	—
Fullsteam Operations, LLC	First lien senior secured delayed draw term loan	7,456	3,211
Fullsteam Operations, LLC	First lien senior secured revolving loan	500	500
Gainsight, Inc.	First lien senior secured revolving loan	1,673	1,727
Galls, LLC	First lien senior secured delayed draw term loan	32,795	—
Galls, LLC	First lien senior secured revolving loan	12,462	20,967
Galway Borrower LLC	First lien senior secured delayed draw term loan	1,554	—
Galway Borrower LLC	First lien senior secured revolving loan	169	—
Gaylord Chemical Company, L.L.C.	First lien senior secured revolving loan	13,202	13,202
Gehl Foods, LLC	First lien senior secured delayed draw term loan	5,339	—
Gerson Lehrman Group, Inc.	First lien senior secured revolving loan	6,217	21,563
GI Apple Midco LLC (dba Atlas Technical Consultants)	First lien senior secured delayed draw term loan	141	141
GI Apple Midco LLC (dba Atlas Technical Consultants)	First lien senior secured revolving loan	87	49
GI Ranger Intermediate, LLC (dba Rectangle Health)	First lien senior secured revolving loan	369	147
Global Music Rights, LLC	First lien senior secured revolving loan	3,871	667
Granicus, Inc.	First lien senior secured delayed draw term loan	1,157	—

Blue Owl Capital Corporation
Notes to Consolidated Financial Statements (Unaudited) - Continued

Company ($ in thousands)	Investment	June 30, 2024	December 31, 2023
Granicus, Inc.	First lien senior secured revolving loan	1,079	939
H&F Opportunities LUX III S.À R.L (dba Checkmarx)	First lien senior secured revolving loan	16,250	16,250
Hercules Borrower, LLC (dba The Vincit Group)	First lien senior secured revolving loan	20,916	20,916
HGH Purchaser, Inc. (dba Horizon Services)	First lien senior secured revolving loan	16,548	165
Hissho Sushi Merger Sub, LLC	First lien senior secured revolving loan	70	70
Hyland Software, Inc.	First lien senior secured revolving loan	2,520	2,520
Icefall Parent, Inc. (dba EngageSmart)	First lien senior secured revolving loan	2,100	—
Ideal Image Development, LLC	First lien senior secured delayed draw term loan	—	659
Ideal Tridon Holdings, Inc.	First lien senior secured revolving loan	2,561	2,561
IG Investments Holdings, LLC (dba Insight Global)	First lien senior secured revolving loan	5,294	3,974
Indigo Buyer, Inc. (dba Inovar Packaging Group)	First lien senior secured revolving loan	22	60
Indikami Bidco, LLC (dba IntegriChain)	First lien senior secured delayed draw term loan	2,218	2,218
Indikami Bidco, LLC (dba IntegriChain)	First lien senior secured revolving loan	1,014	1,585
Integrity Marketing Acquisition, LLC	First lien senior secured delayed draw term loan	37,787	54,441
Integrity Marketing Acquisition, LLC	First lien senior secured revolving loan	13,533	13,533
Interoperability Bidco, Inc. (dba Lyniate)	First lien senior secured delayed draw term loan	4,444	—
Interoperability Bidco, Inc. (dba Lyniate)	First lien senior secured revolving loan	5,266	3,054
IRI Group Holdings, Inc. (f/k/a Circana Group, L.P. (f/k/a The NPD Group, L.P.))	First lien senior secured revolving loan	525	1,238
JS PARENT, INC. (dba Jama Software)	First lien senior secured revolving loan	88	—
Kaseya Inc.	First lien senior secured delayed draw term loan	1,008	1,065
Kaseya Inc.	First lien senior secured revolving loan	850	850
KENE Acquisition, Inc. (dba Entrust Solutions Group)	First lien senior secured delayed draw term loan	5,112	—
KENE Acquisition, Inc. (dba Entrust Solutions Group)	First lien senior secured revolving loan	1,534	—
KPSKY Acquisition, Inc. (dba BluSky)	First lien senior secured delayed draw term loan	290	290
KRIV Acquisition Inc. (dba Riveron)	First lien senior secured delayed draw term loan	945	945
KRIV Acquisition Inc. (dba Riveron)	First lien senior secured revolving loan	853	853
KWOL Acquisition Inc. (dba Worldwide Clinical Trials)	First lien senior secured revolving loan	6,279	5,860
Lightbeam Bidco, Inc. (dba Lazer Spot)	First lien senior secured revolving loan	476	476
Lignetics Investment Corp.	First lien senior secured revolving loan	235	784
LineStar Integrity Services LLC	First lien senior secured delayed draw term loan	2,583	—
Litera Bidco LLC	First lien senior secured delayed draw term loan	27,260	—
Litera Bidco LLC	First lien senior secured delayed draw term loan	14,361	—
Litera Bidco LLC	First lien senior secured revolving loan	8,174	5,738
LSI Financing 1 DAC	Preferred equity	107,878	—
Maple Acquisition, LLC (dba Medicus)	First lien senior secured delayed draw term loan	12,103	—
Maple Acquisition, LLC (dba Medicus)	First lien senior secured revolving loan	9,078	—
Mario Purchaser, LLC (dba Len the Plumber)	First lien senior secured delayed draw term loan	4,143	3,729
Mario Purchaser, LLC (dba Len the Plumber)	First lien senior secured revolving loan	1,289	967
Medline Borrower, LP	First lien senior secured revolving loan	7,190	7,190
MHE Intermediate Holdings, LLC (dba OnPoint Group)	First lien senior secured revolving loan	15,536	15,536
Milan Laser Holdings LLC	First lien senior secured revolving loan	2,205	3,007
MINDBODY, Inc.	First lien senior secured revolving loan	6,071	6,071
Ministry Brands Holdings, LLC	First lien senior secured revolving loan	68	32
Minotaur Acquisition, Inc. (dba Inspira Financial)	First lien senior secured delayed draw term loan	24,666	—
Minotaur Acquisition, Inc. (dba Inspira Financial)	First lien senior secured delayed draw term loan	24,666	—

Blue Owl Capital Corporation
Notes to Consolidated Financial Statements (Unaudited) - Continued

Company ($ in thousands)	Investment	June 30, 2024	December 31, 2023
Minotaur Acquisition, Inc. (dba Inspira Financial)	First lien senior secured revolving loan	15,174	—
Monotype Imaging Holdings Inc.	First lien senior secured delayed draw term loan	9,536	—
Monotype Imaging Holdings Inc.	First lien senior secured revolving loan	14,304	—
National Dentex Labs LLC (fka Barracuda Dental LLC)	First lien senior secured delayed draw term loan	3,512	—
National Dentex Labs LLC (fka Barracuda Dental LLC)	First lien senior secured revolving loan	656	2,341
Natural Partners, LLC	First lien senior secured revolving loan	41	68
NELIPAK EUROPEAN HOLDINGS COÖPERATIEF U.A.	First lien senior secured EUR delayed draw term loan	15,072	—
NELIPAK EUROPEAN HOLDINGS COÖPERATIEF U.A.	First lien senior secured EUR revolving loan	2,566	5,674
Nelipak Holding Company	First lien senior secured delayed draw term loan	7,680	—
Nelipak Holding Company	First lien senior secured revolving loan	3,553	5,360
NMI Acquisitionco, Inc. (dba Network Merchants)	First lien senior secured revolving loan	1,652	1,652
Norvax, LLC (dba GoHealth)	First lien senior secured revolving loan	5,311	12,273
Notorious Topco, LLC (dba Beauty Industry Group)	First lien senior secured revolving loan	9,577	8,939
OB Hospitalist Group, Inc.	First lien senior secured revolving loan	8,281	9,291
Ocala Bidco, Inc.	First lien senior secured delayed draw term loan	—	18,988
Ole Smoky Distillery, LLC	First lien senior secured revolving loan	116	116
Pacific BidCo Inc.	First lien senior secured delayed draw term loan	—	3,436
Park Place Technologies, LLC	First lien senior secured delayed draw term loan	368	—
Park Place Technologies, LLC	First lien senior secured revolving loan	245	—
Patriot Acquisition TopCo S.A.R.L (dba Corza Health, Inc.)	First lien senior secured revolving loan	13,538	10,637
PDI TA Holdings, Inc.	First lien senior secured delayed draw term loan	3,467	—
PDI TA Holdings, Inc.	First lien senior secured revolving loan	1,525	—
PerkinElmer U.S. LLC	First lien senior secured delayed draw term loan	3,936	—
Peter C. Foy & Associates Insurance Services, LLC (dba PCF Insurance Services)	First lien senior secured revolving loan	6,161	6,161
PetVet Care Centers, LLC	First lien senior secured delayed draw term loan	14,114	14,114
PetVet Care Centers, LLC	First lien senior secured revolving loan	14,812	14,812
Ping Identity Holding Corp.	First lien senior secured revolving loan	91	91
Plasma Buyer LLC (dba PathGroup)	First lien senior secured delayed draw term loan	15	176
Plasma Buyer LLC (dba PathGroup)	First lien senior secured revolving loan	33	50
Pluralsight, LLC	First lien senior secured revolving loan	—	1,390
PPV Intermediate Holdings, LLC	First lien senior secured delayed draw term loan	29	57
PPV Intermediate Holdings, LLC	First lien senior secured revolving loan	67	67
Premise Health Holding Corp.	First lien senior secured revolving loan	5,526	—
Project Power Buyer, LLC (dba PEC-Veriforce)	First lien senior secured revolving loan	3,188	3,188
PS Operating Company LLC (fka QC Supply, LLC)	First lien senior secured revolving loan	825	1,217
Pye-Barker Fire & Safety, LLC	First lien senior secured delayed draw term loan	92,254	—
Pye-Barker Fire & Safety, LLC	First lien senior secured revolving loan	17,045	—
QAD, Inc.	First lien senior secured revolving loan	3,429	3,429
Quva Pharma, Inc.	First lien senior secured revolving loan	1,760	4,000
Relativity ODA LLC	First lien senior secured revolving loan	7,333	7,333
RL Datix Holdings (USA), Inc.	First lien senior secured delayed draw term loan	9,639	—
RL Datix Holdings (USA), Inc.	First lien senior secured revolving loan	8,440	—
SailPoint Technologies Holdings, Inc.	First lien senior secured revolving loan	4,358	4,358
Sara Lee Frozen Bakery, LLC (fka KSLB Holdings, LLC)	First lien senior secured revolving loan	2,076	5,880
Securonix, Inc.	First lien senior secured revolving loan	149	153

Blue Owl Capital Corporation
Notes to Consolidated Financial Statements (Unaudited) - Continued

Company ($ in thousands)	Investment	June 30, 2024	December 31, 2023
Sensor Technology Topco, Inc. (dba Humanetics)	First lien senior secured delayed draw term loan	1,319	—
Sensor Technology Topco, Inc. (dba Humanetics)	First lien senior secured EUR delayed draw term loan	288	—
Sensor Technology Topco, Inc. (dba Humanetics)	First lien senior secured revolving loan	3,641	2,506
SimpliSafe Holding Corporation	First lien senior secured delayed draw term loan	—	566
Smarsh Inc.	First lien senior secured delayed draw term loan	95	95
Smarsh Inc.	First lien senior secured revolving loan	4	8
Sonny's Enterprises, LLC	First lien senior secured delayed draw term loan	373	573
Sonny's Enterprises, LLC	First lien senior secured delayed draw term loan	23,626	—
Sonny's Enterprises, LLC	First lien senior secured revolving loan	18,976	17,969
Spotless Brands, LLC	First lien senior secured revolving loan	783	1,023
Summit Acquisition Inc. (dba K2 Insurance Services)	First lien senior secured delayed draw term loan	178	178
Summit Acquisition Inc. (dba K2 Insurance Services)	First lien senior secured revolving loan	89	89
Swipe Acquisition Corporation (dba PLI)	First lien senior secured delayed draw term loan	3,572	6,228
Swipe Acquisition Corporation (dba PLI)	Letter of credit	7,118	7,118
SWK BUYER, Inc. (dba Stonewall Kitchen)	First lien senior secured revolving loan	67	70
Tall Tree Foods, Inc.	First lien senior secured delayed draw term loan	1,500	1,500
Tamarack Intermediate, L.L.C. (dba Verisk 3E)	First lien senior secured delayed draw term loan	—	62
Tamarack Intermediate, L.L.C. (dba Verisk 3E)	First lien senior secured revolving loan	141	141
Tempo Buyer Corp. (dba Global Claims Services)	First lien senior secured revolving loan	97	105
The Better Being Co., LLC (fka Nutraceutical International Corporation)	First lien senior secured revolving loan	10,320	5,431
The Shade Store, LLC	First lien senior secured revolving loan	2,653	327
THG Acquisition, LLC (dba Hilb)	First lien senior secured revolving loan	5,547	6,695
Thunder Purchaser, Inc. (dba Vector Solutions)	First lien senior secured revolving loan	1,042	2,248
Troon Golf, L.L.C.	First lien senior secured revolving loan	21,622	21,622
Ultimate Baked Goods Midco, LLC	First lien senior secured revolving loan	8,081	9,946
Unified Women's Healthcare, LP	First lien senior secured delayed draw term loan	10,823	15,000
Unified Women's Healthcare, LP	First lien senior secured revolving loan	88	88
USRP Holdings, Inc. (dba U.S. Retirement and Benefits Partners)	First lien senior secured revolving loan	4,239	4,239
Valence Surface Technologies LLC	First lien senior secured revolving loan	49	49
Velocity HoldCo III Inc. (dba VelocityEHS)	First lien senior secured revolving loan	1,340	1,172
Walker Edison Furniture Company LLC	First lien senior secured delayed draw term loan	2,389	7,026
When I Work, Inc.	First lien senior secured revolving loan	925	925
Wingspire Capital Holdings LLC	LLC Interest	52,470	61,855
WU Holdco, Inc. (dba Weiman Products, LLC)	First lien senior secured revolving loan	5,378	8,835
XRL 1 LLC (dba XOMA)	First lien senior secured delayed draw term loan	2,500	2,500
Zendesk, Inc.	First lien senior secured delayed draw term loan	17,352	17,352
Zendesk, Inc.	First lien senior secured revolving loan	7,145	7,145
Total Unfunded Portfolio Company Commitments		$1,834,785	$954,831
As of June 30, 2024, the Company believed they had adequate financial resources to satisfy the unfunded portfolio company commitments.
Other Commitments and Contingencies
On November 3, 2020, the Board approved the 2020 Stock Repurchase Program (the “2020 Stock Repurchase Program”) under which the Company may repurchase up to $100 million of the Company’s outstanding common stock. Under the 2020 Stock

Blue Owl Capital Corporation
Notes to Consolidated Financial Statements (Unaudited) - Continued
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
On November 1, 2022, the Board approved the 2022 Stock Repurchase Program (the “2022 Stock Repurchase Program”) under which we may repurchase up to $150 million of our outstanding common stock. Under the 2022 Stock Repurchase Program, purchases may be made at management’s discretion from time to time in open-market transactions, in accordance with all applicable securities laws and regulations. Unless extended by the Board, the 2022 Stock Repurchase Program terminates 18-months from the date it was approved and on May 2, 2024, the 2022 Stock Repurchase Program ended in accordance with its terms. Since the 2022 Stock Repurchase Program’s inception, the agent has repurchased 4,090,138 shares of common stock pursuant to the 2022 Stock Repurchase Program for approximately $50.0 million. For the period ended June 30, 2024, there were no repurchases under the 2022 Stock Repurchase Program
On May 6, 2024, the Board approved the 2024 Stock Repurchase Program (the “2024 Stock Repurchase Program”) under which the Company may repurchase up to $150 million of the Company's common stock. Under the 2024 Stock Repurchase Program, purchases may be made at management's discretion from time to time in open-market transactions, in accordance with all applicable rules and regulations. Unless extended by the Board, the 2024 Stock Repurchase Program will terminate 18-months from the date it was approved. For the period ended June 30, 2024, there were no repurchases under the 2024 Stock Repurchase Program
From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of its business. At June 30, 2024, management was not aware of any material pending or threatened litigation that would require accounting recognition or financial statement disclosure.

Blue Owl Capital Corporation
Notes to Consolidated Financial Statements (Unaudited) - Continued
Note 8. Net Assets
Equity Issuances
The Company has the authority to issue 500,000,000 common shares at $0.01 per share par value.
There were no sales of the Company’s common stock during the six months ended June 30, 2024 and 2023.
Distributions
The tables below present the distributions declared on shares of the Company’s common stock for the following periods:

	For the Six Months Ended June 30, 2024
Date Declared	Record Date	Payment Date	Distribution per Share
May 7, 2024	June 28, 2024	July 15, 2024	$0.37
May 7, 2024 (supplemental dividend)	May 31, 2024	June 14, 2024	$0.05
February 21, 2024	March 29, 2024	April 15, 2024	$0.37
February 21, 2024 (supplemental dividend)	March 1, 2024	March 15, 2024	$0.08

	For the Six Months Ended June 30, 2023
Date Declared	Record Date	Payment Date	Distribution per Share
May 9, 2023	June 30, 2023	July 14, 2023	$0.33
May 9, 2023 (supplemental dividend)	May 31, 2023	June 15, 2023	$0.06
February 21, 2023	March 31, 2023	April 14, 2023	$0.33
February 21, 2023 (supplemental dividend)	March 3, 2023	March 17, 2023	$0.04
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
The following tables presents the shares distributed pursuant to the dividend reinvestment plan for the following periods:

	For the Six Months Ended June 30, 2024
Date Declared	Record Date	Payment Date	Shares
May 7, 2024 (supplemental dividend)	May 31, 2024	June 14, 2024	59,356
February 21, 2024	March 29, 2024	April 15, 2024	425,080
February 21, 2024 (supplemental dividend)	March 1, 2024	March 15, 2024	97,218	(1)
November 7, 2023	December 29, 2023	January 12, 2024	427,564	(1)
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
2022 Stock Repurchase Program
On November 1, 2022, the Board approved the 2022 Stock Repurchase Program under which the Company may repurchase up to $150 million of our outstanding common stock. Under the 2022 Stock Repurchase Program, purchases may be made at management’s discretion from time to time in open-market transactions, in accordance with all applicable securities laws and regulations. Unless extended by the Board, the 2022 Stock Repurchase Program terminates 18-months from the date it was approved and on May 2, 2024, the 2022 Stock Repurchase Program ended in accordance with its terms. Since the 2022 Stock Repurchase Program’s inception, the agent has repurchased 4,090,138 shares of common stock pursuant to the 2022 Stock Repurchase Program for approximately $50.0 million. For the period ended June 30, 2023, repurchases under the 2022 Stock Repurchase Program were as follows. There were no repurchases under the 2022 Stock Repurchase Program during the period ended June 30, 2024.

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

2024 Stock Repurchase Program
On May 6, 2024, the Board approved the 2024 Stock Repurchase Program under which the Company may repurchase up to $150 million of the Company's common stock. Under the 2024 Stock Repurchase Program, purchases may be made at management's discretion from time to time in open-market transactions, including pursuant to trading plans with investment banks pursuant to Rule 10b5-1 of the Exchange Act, in accordance with all applicable rules and regulations. Unless extended by the Board, the 2024 Stock Repurchase Program will terminate 18-months from the date it was approved. There were no repurchases during the period ended June 30, 2024.

Blue Owl Capital Corporation
Notes to Consolidated Financial Statements (Unaudited) - Continued
Note 9. Earnings Per Share
The following table presents the computation of basic and diluted earnings per common share for the following periods:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
($ in thousands, except per share amounts)	2024	2023	2024	2023
Increase (decrease) in net assets resulting from operations	$122,220	$195,562	$304,737	$397,405
Weighted average shares of common stock outstanding—basic and diluted	390,103,640	389,930,979	389,918,254	390,487,912
Earnings per common share-basic and diluted	$0.31	$0.50	$0.78	$1.02

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
For the three and six months ended June 30, 2024 the Company recorded U.S. federal and state corporate-level income tax expense/(benefit) of $2.4 million, and $7.6 million, including U.S. federal excise tax expense/(benefit) of $1.8 million and $3.5 million, respectively. For the three and six months ended June 30, 2023 the Company recorded U.S. federal and state corporate-level income tax expense/(benefit) of $2.4 million, and $5.8 million, including U.S. federal excise tax expense/(benefit) of $1.2 million and $2.7 million, respectively.
Taxable Subsidiaries
Certain of the Company’s consolidated subsidiaries are subject to U.S. federal and state corporate-level income taxes. For the three and six months ended June 30, 2024, the Company recorded a net tax expense of approximately $0.6 million and $4.1 million for taxable subsidiaries, respectively. For the three and six months ended June 30, 2023, the Company recorded a net tax expense of approximately $0.5 million and $1.0 million for taxable subsidiaries, respectively. The income tax expense for the Company’s taxable consolidated subsidiaries will vary depending on the level of investment income earnings and realized gains from the exits of investments held by such taxable subsidiaries during the respective periods.
The Company recorded a net deferred tax liability of $32.7 million and $29.0 million as of June 30, 2024 and December 31, 2023, respectively, for taxable subsidiaries, which is significantly related to GAAP to tax outside basis differences in the taxable subsidiaries' investment in certain partnership interests.

Blue Owl Capital Corporation
Notes to Consolidated Financial Statements (Unaudited) - Continued
Note 11. Financial Highlights
The table below presents the financial highlights for a common share outstanding for the following periods:

	For the Six Months Ended June 30,
($ in thousands, except share and per share amounts)	2024	2023
Per share data:
Net asset value, beginning of period	$15.45	$14.99
Net investment income(1)	0.95	0.93
Net realized and unrealized gain (loss)(1)	(0.17)	0.09
Total from operations	0.78	1.02
Repurchase of common shares(2)	—	0.01
Distributions declared from earnings(2)	(0.87)	(0.76)
Total increase (decrease) in net assets	(0.09)	0.27
Net asset value, end of period	$15.36	$15.26
Shares outstanding, end of period	390,217,304	389,732,875
Per share market value at end of period	$15.36	$13.42
Total Return, based on market value(3)	10.1%	23.1%
Total Return, based on net asset value(4)	5.2%	7.5%
Ratios / Supplemental Data(5)
Ratio of total expenses to average net assets(6)	14.1%	13.8%
Ratio of net investment income to average net assets(6)	12.4%	12.3%
Net assets, end of period	$5,994,284	$5,948,964
Weighted-average shares outstanding	389,918,254	390,487,912
Portfolio turnover rate	22.5%	1.9%
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
Dividend
On August 6, 2024, the Board declared a third quarter dividend of $0.37 per share for stockholders of record as of September 30, 2024, payable on or before October 15, 2024 and a second quarter supplemental dividend of $0.06 per share for stockholders of record as of August 30, 2024, payable on or before September 13, 2024.
Revolving Credit Facility
On July 31, 2024, the Company increased the amount of revolving commitments by $75.0 million through the increase of an existing lender’s commitment. The aggregate revolving commitments of the Revolving Credit Facility increased from $2.05 billion to $2.12 billion.

Merger Agreement with Blue Owl Capital Corporation III
On August 7, 2024, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Blue Owl Capital Corporation III, a Maryland corporation (“OBDE”), Cardinal Merger Sub, Inc., a Maryland corporation and wholly owned subsidiary of the Company (“Merger Sub”), and, solely for the limited purposes set forth therein, the Adviser and Blue Owl Diversified Credit Advisers LLC, a Delaware limited liability company and investment advisor to OBDE (“ODCA”). The Merger Agreement provides that, subject to the conditions set forth in the Merger Agreement, Merger Sub will be merged with and into OBDE, with OBDE continuing as the surviving company and as a wholly-owned subsidiary of the Company (the “Initial Merger”), and, immediately thereafter, OBDE will merge with and into the Company, with the Company continuing as the surviving company (the “Second Merger” and together, with the Initial Merger, the “Mergers”). The parties to the Merger Agreement intend the Mergers to be treated as a “reorganization” within the meaning of Section 368(a) of the Code.
Effective upon the closing of the Mergers, each share of OBDE common stock issued and outstanding immediately prior to the effective time of the Mergers, except for shares, if any, owned by the Company or any of its consolidated subsidiaries, will be converted into the right to receive a number of shares of the Company’s common stock equal to the Exchange Ratio (as defined below), plus any cash (without interest) in lieu of fractional shares, in connection with the closing of the Mergers.
Under the terms of the Merger Agreement, the “Exchange Ratio” will be determined as of a mutually agreed date (such date, the “Determination Date”) no earlier than 48 hours (excluding Sundays and holidays) prior to the effective date of the Mergers and based on (i) the net asset value (“NAV”) per share of the Company’s common stock (the “OBDC Per Share NAV”) and the adjusted net asset value per share of OBDE (the “OBDE Per Share NAV”) and (ii) the closing price per share of the Company’s common stock on the NYSE on either the Determination Date or, if the NYSE is closed on the Determination Date, the most recent trading day prior to the Determination Date (the “OBDC Common Stock Price”).
The Exchange Ratio will be calculated as follows:
i.if the quotient of the OBDC Common Stock Price and the OBDC Per Share NAV is less than or equal to 100%, then the Exchange Ratio shall be the quotient (rounded to the fourth nearest decimal) of the OBDE Per Share NAV and the OBDC Per Share NAV;
ii.if the quotient of the OBDC Common Stock Price and the OBDC Per Share NAV is greater than 100% but less than or equal to 104.50%, then the Exchange Ratio shall be equal to the quotient (rounded to the fourth nearest decimal) of (A) the product of (x) the OBDE Per Share NAV and (y) the sum of (i) 1.00 and (ii) 50% of the difference between (a) the quotient of (I) the OBDC Common Stock Price and (II) the OBDC Per Share NAV and (b) 1.00 and (B) the OBDC Common Stock Price; or
iii.if the quotient of the OBDC Common Stock Price and the OBDC Per Share NAV is greater than 104.5%, then the Exchange Ratio shall be equal to the quotient (rounded to the fourth nearest decimal) of (A) the product of (x) the OBDE Per Share NAV and (y) 102.25% and (B) the OBDC Common Stock Price.
Consummation of the Mergers, which is currently anticipated to occur during the first quarter of 2025, is subject to certain closing conditions, including (1) requisite approvals of OBDE’s and the Company’s shareholders, (2) the absence of certain enumerated legal impediments to the consummation of the Mergers, (3) effectiveness of the registration statement for the Company’s common stock to be issued as consideration in the Mergers, (4) subject to certain exceptions, the accuracy of the representations and warranties and compliance with the covenants of each party to the Merger Agreement, (5) required regulatory approvals (including expiration of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended), (6) the absence of a material adverse effect in respect of the parties, and (7) the receipt of customary legal opinions to the effect that the Mergers will be treated as a “reorganization” within the meaning of Section 368(a) of the Code by the parties.
Prior to the anticipated closing of the Mergers, OBDE and the Company intend to declare and pay ordinary course quarterly dividends.

Blue Owl Capital Corporation
Notes to Consolidated Financial Statements (Unaudited) - Continued
Prior to the anticipated closing of the Mergers, subject to the approval of OBDE's board of directors, OBDE will declare a dividend to its shareholders equal to any undistributed net investment income estimated to be remaining as of the closing of the Mergers. This will include any unpaid special dividends previously declared in conjunction with OBDE's listing in January 2024..
The foregoing summary description of the Merger Agreement and the transactions contemplated thereby is subject to and qualified in its entirety by reference to the Merger Agreement, a copy of which has been filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K, dated August 7, 2024, the terms of which are incorporated herein by reference. In connection with the Mergers, OBDE and the Company plan to file with the SEC and mail to their respective shareholders a joint proxy statement/prospectus (the “Joint Proxy Statement”) and the Company plans to file with the SEC a registration statement on Form N-14 (the “Registration Statement”) that will include the Joint Proxy Statement and a prospectus of the Company.

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
The Adviser also serves as investment adviser to Blue Owl Capital Corporation II and Blue Owl Credit Income Corp.
Blue Owl consists of three investment platforms: (1) Credit, which focuses on direct lending, (2) GP Strategic Capital, which focuses on acquiring equity stakes in and providing debt financing to institutional alternative asset managers, and (3) Real Estate, which focuses on triple net lease real estate strategies and real estate finance. Blue Owl’s Credit platform is comprised of the Adviser, Blue Owl Technology Credit Advisors LLC (“OTCA”), Blue Owl Technology Credit Advisors II LLC (“OTCA II”), Blue Owl Credit Private Fund Advisors LLC (“OPFA”) and Blue Owl Diversified Credit Advisors LLC (“ODCA” and together with the Adviser, OTCA, OTCA II, and OPFA, the “Blue Owl Credit Advisers”), which also are registered investment advisers. As of June 30, 2024, the Adviser and its affiliates had $95.10 billion of assets under management across Blue Owl’s Credit platform.
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

Our Investment Framework
We are a Maryland corporation organized primarily to originate and make loans to, and make debt and equity investments in, U.S. middle market companies. Our investment objective is to generate current income, and to a lesser extent, capital appreciation by targeting investment opportunities with favorable risk-adjusted returns. Since our Adviser and its affiliates began investment activities in April 2016 through June 30, 2024, our Adviser and its affiliates have originated $118.16 billion aggregate principal amount of investments, of which $114.32 billion of aggregate principal amount of investments prior to any subsequent exits or repayments, was retained by either us or a corporation or fund advised by our Adviser or its affiliates. We seek to participate in transactions sponsored by what we believe to be high-quality private equity and venture capital firms capable of providing both operational and financial resources. We seek to generate current income primarily in U.S. middle market companies, both sponsored and non-sponsored, through direct originations of senior secured loans or originations of unsecured loans, subordinated loans or mezzanine loans, broadly syndicated loans and, to a lesser extent, investments in equity and equity-related securities including warrants, preferred stock and similar forms of senior equity. Except for our specialty financing company investments, our equity investments are typically not control-oriented investments and we may structure such equity investments to include provisions protecting our rights as a minority-interest holder.
We define “middle market companies” generally to mean companies with earnings before interest expense, income tax expense, depreciation and amortization, or “EBITDA,” between $10 million and $250 million annually and/or annual revenue of $50 million to $2.5 billion at the time of investment, although we may on occasion invest in smaller or larger companies if an opportunity presents itself. We generally seek to invest in upper middle-market companies with a loan-to-value ratio (the amount of outstanding debt as a percentage of the value of the company) of 50% or below.
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
We target portfolio companies where we can structure larger transactions. As of June 30, 2024, our average debt investment size in each of our portfolio companies was approximately $57.4 million based on fair value. As of June 30, 2024, our portfolio companies, excluding the investment in OBDC SLF LLC (“OBDC SLF”) and certain investments that fall outside of our typical borrower profile and represent 87.4% of our total debt portfolio based on fair value, had weighted average annual revenue of $876 million, weighted average annual EBITDA of $195 million, an average interest coverage of 1.6x and an average net loan-to value of 44%.
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
Revenues
We generate revenues primarily in the form of interest income from the investments we hold. In addition, we generate income from dividends on either direct equity investments or equity interests obtained in connection with originating loans, such as options, warrants or conversion rights. Our debt investments typically have a term of three to ten years. As of June 30, 2024, 96.5% of our debt investments based on fair value bear interest at a floating rate, subject to interest rate floors, in certain cases. Interest on our debt investments is generally payable either monthly or quarterly.
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
Limited Availability of Capital for Middle-Market Companies. The middle market is a large addressable market. According to GE Capital’s National Center for the Middle Market Mid-Year 2024 Middle Market Indicator, there are approximately 200,000 U.S. middle market companies, which have approximately 48 million aggregate employees. Moreover, the U.S. middle market accounts for one-third of private sector gross domestic product (“GDP”). GE defines U.S. middle market companies as those between $10 million and $1 billion in annual revenue, which we believe has significant overlap with our definition of U.S. middle market companies. We believe U.S. middle market companies will continue to require access to debt capital to refinance existing debt, support growth and finance acquisitions. We believe that regulatory and structural factors, industry consolidation and general risk aversion, limit the amount of traditional financing available to U.S. middle-market companies. We believe that many commercial and investment banks have, in recent years, de-emphasized their service and product offerings to middle-market businesses in favor of lending to large corporate clients and managing capital markets transactions. In addition, these lenders may be constrained in their ability to underwrite and hold bank loans and high yield securities for middle-market issuers as they seek to meet existing and future regulatory capital requirements. We also believe that there is a lack of market participants that are willing to hold meaningful amounts of certain middle-market loans. As a result, we believe our ability to minimize syndication risk for a company seeking financing by being able to hold its loans without having to syndicate them, coupled with reduced capacity of traditional lenders to serve the middle-market, present an attractive opportunity to invest in middle-market companies.
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
Secular Trends Supporting Growth for Private Credit. We believe that periods of market volatility, such as the current period of market volatility caused, in part, by elevated inflation and interest rates, and current geopolitical conditions, have accentuated the advantages of private credit. The availability of capital in the liquid credit market is highly sensitive to market conditions whereas we believe private lending has proven to be a stable and reliable source of capital through periods of volatility. We believe the opportunity set for private credit will continue to expand even as the public markets remain open. Financial sponsors and companies today are familiar with direct lending and have seen firsthand the strong value proposition that a private solution can offer. Scale, certainty of execution and flexibility all provide borrowers with a compelling alternative to the syndicated and high yield markets. Based on our experience, there is an emerging trend where higher quality credits that have traditionally been issuers in the syndicated and high yield markets are increasingly seeking private solutions independent of credit market conditions. In our view, this is supported by financial sponsors wanting to work with collaborative financing partners that have scale and breadth of capabilities. We believe the large amount of uninvested capital held by funds of private equity firms broadly, estimated by Preqin Ltd., an alternative assets industry data and research company, to be $2.7 trillion as of December 31, 2023, will continue to drive deal activity. We expect that private equity sponsors will continue to pursue acquisitions and leverage their equity investments with secured loans provided by companies such as us.
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
Portfolio and Investment Activity
As of June 30, 2024, based on fair value, our portfolio consisted of 75.4% first lien senior secured debt investments (of which 55% we consider to be unitranche debt investments (including “last out” portions of such loans)), 6.3% second lien senior secured debt investments, 2.2% unsecured debt investments, 2.9% preferred equity investments, 10.3% common equity investments and 2.9% joint ventures.
As of June 30, 2024, our weighted average total yield of the portfolio at fair value and amortized cost was 11.4% and 11.4%, respectively, and our weighted average yield of accruing debt and income producing securities at fair value and amortized cost was 11.9% and 12.0%, respectively. Refer to our weighted average yields and interest rates table for more information on our calculation of weighted average yields. As of June 30, 2024, the weighted average spread of total debt investments was 6.4%.
As of June 30, 2024, we had investments in 212 portfolio companies with an aggregate fair value of $13.34 billion. As of June 30, 2024 we had net leverage of 1.20x debt-to-equity, which is within our target range.
We generally expect our originations to match or exceed the pace of repayments over each quarter. In the current lending environment, public market activity has remained strong and merger and acquisition activity is currently limited. Repayment activity continues to remain elevated, however, we continue to find attractive investment opportunities in which to re-deploy that capital. As a result, originations exceeded repayments during the quarter ended June 30, 2024. This also resulted in an increase in leverage. This capital was redeployed in predominantly first lien originations. As a result, our portfolio is more heavily weighted towards first lien investments which generally bear interest at a lower rate.
The credit quality of our portfolio has been consistent. We continue to focus on investing in industries we view as recession resistant and that we are familiar with, including service-oriented sectors such as software and healthcare, all of which serve diversified and durable end markets. Blue Owl serves as the administrative agent on many of our investments and the majority of our investments are supported by sophisticated financial sponsors who provide operational and financial resources. Our borrowers have a weighted average EBITDA of $195 million and we believe this scale contributes to the durability of our borrowers and their ability to adapt to different economic environments. Our second lien borrowers are even larger, with an average enterprise value approximately two times that of our first lien investments. In addition, Blue Owl continues to invest in transactions in excess of $1 billion in size, which gives us the ability to structure the terms and spreads of such deals to include wider spreads, lower loan to values, extended call protection, attractive leverage profiles and credit protection. We are continuing to monitor the effect that continued elevated interest rate environment may have on our portfolio companies and our investment activities.
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

The table below presents our investment activity for the following periods (information presented herein is at par value unless otherwise indicated):

	For the Three Months Ended June 30,
($ in thousands)	2024	2023
New investment commitments
Gross originations	$3,296,799	$182,955
Less: Sell downs	—	—
Total new investment commitments	$3,296,799	$182,955
Principal amount of investments funded:
First-lien senior secured debt investments	$2,098,353	$110,178
Second-lien senior secured debt investments	10,000	—
Unsecured debt investments	132,135	—
Preferred equity investments	884	—
Common equity investments	26,433	16,535
Joint ventures	37,625	42,875
Total principal amount of investments funded	$2,305,430	$169,588
Principal amount of investments sold or repaid:
First-lien senior secured debt investments	$(872,157)	$(528,569)
Second-lien senior secured debt investments	(125,596)	(35,850)
Unsecured debt investments	(118,699)	—
Preferred equity investments	(30,321)	(1,589)
Common equity investments	—	(195)
Joint ventures	—	—
Total principal amount of investments sold or repaid	$(1,146,773)	$(566,203)
Number of new investment commitments in new portfolio companies(1)	25	5
Average new investment commitment amount	98,945	23,800
Weighted average term for new debt investment commitments (in years)	5.7	3.7
Percentage of new debt investment commitments at floating rates	96.8%	100.0%
Percentage of new debt investment commitments at fixed rates	3.2%	—%
Weighted average interest rate of new debt investment commitments(2)	10.9%	11.9%
Weighted average spread over applicable base rate of new floating rate debt investment commitments	5.4%	6.6%
______________
(1)Number of new investment commitments represents commitments to a particular portfolio company.
(2)For the three months ended June 30, 2024, assumes each floating rate commitment is subject to the greater of the interest rate floor (if applicable) or 3-month SOFR, which was 5.32% as of June 30, 2024. For the three months ended June 30, 2023, assumes each floating rate commitment is subject to the greater of the interest rate floor (if applicable) or 3-month SOFR, which was 5.27% as of June 30, 2023.

The table below presents our investments as of the following periods:

	June 30, 2024		December 31, 2023
($ in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
First-lien senior secured debt investments(1)(3)	$10,146,454	$10,071,753	$8,703,586	$8,660,754
Second-lien senior secured debt investments	971,114	837,508	1,858,354	1,774,984
Unsecured debt investments	289,319	289,478	300,744	292,751
Preferred equity investments(4)	387,692	388,702	429,872	433,297
Common equity investments(5)	1,122,318	1,371,261	986,682	1,208,776
Joint ventures(2)	397,151	383,280	352,964	342,786
Total Investments	$13,314,048	$13,341,982	$12,632,202	$12,713,348
______________
(1)Includes debt investment in Amergin AssetCo.
(2)Includes equity investment in OBDC SLF.
(3)55% and 65% of which we consider unitranche loans as of June 30, 2024 and December 31, 2023, respectively.
(4)Includes equity investment in LSI Financing.
(5)Includes equity investment in Wingspire, Amergin AssetCo and Fifth Season.

The table below presents investments by industry composition based on fair value as of the following periods:

	June 30, 2024	December 31, 2023
Advertising and media	2.9%	1.5%
Aerospace and defense	3.3	3.1
Asset based lending and fund finance(1)	5.6	6.7
Automotive services	2.1	2.1
Buildings and real estate	3.9	4.1
Business services	4.2	3.1
Chemicals	3.1	1.3
Consumer products	3.5	4.0
Containers and packaging	1.4	1.4
Distribution	2.5	2.5
Education	0.4	0.8
Energy equipment and services	0.4	—
Financial services	3.1	2.2
Food and beverage	7.6	7.7
Healthcare equipment and services	2.1	4.4
Healthcare providers and services	5.8	6.5
Healthcare technology	5.5	5.0
Household products	2.0	2.2
Human resource support services	1.5	1.6
Infrastructure and environmental services	1.6	1.3
Insurance(3)	9.2	9.9
Internet software and services	11.4	11.8
Joint ventures(2)	2.9	2.7
Leisure and entertainment	1.8	1.9
Manufacturing	5.5	6.0
Oil and gas	0.3	0.3
Pharmaceuticals(4)	0.7	0.2
Professional services	3.0	2.8
Specialty retail	2.1	2.2
Telecommunications(5)	0.0	—
Transportation	0.6	0.7
Total	100.0%	100.0%
______________
(1)Includes equity investment in Wingspire and debt and equity investments in Amergin AssetCo.
(2)Includes equity investment in OBDC SLF.
(3)Includes equity investment in Fifth Season.
(4)Includes equity investment in LSI Financing.
(5)Rounds to less than 0.1% as of June 30, 2024.
The table below presents investments by geographic composition based on fair value as of the following periods:

	June 30, 2024	December 31, 2023
United States:
Midwest	19.8%	17.6%
Northeast	17.3	19.3
South	34.9	34.5
West	21.2	21.3
International	6.8	7.3
Total	100.0%	100.0%

The table below presents the weighted average yields and interest rates of our investments at fair value as of the following periods:

	June 30, 2024	December 31, 2023
Weighted average total yield of portfolio(1)	11.4%	11.9%
Weighted average total yield of debt and income producing securities(1)	11.9%	12.4%
Weighted average interest rate of debt securities	11.7%	12.0%
Weighted average spread over base rate of all floating rate debt investments	6.3%	6.7%
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
An investment will be placed on the Adviser's credit watch list when select events occur and will only be removed from the watch list with oversight of the Diversified Lending Investment Committee and/or other Blue Owl agent. Once an investment is on the credit watch list, the Adviser works with the borrower to resolve any financial stress through amendments, waivers or other alternatives. If a borrower defaults on its payment obligations, the Adviser's focus shifts to capital recovery. If an investment needs to be restructured, the Adviser’s workout team partners with the investment team and all material amendments, waivers and restructurings require the approval of a majority of the Diversified Lending Investment Committee.

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
The Adviser focuses on downside protection by leveraging existing rights available under our credit documents; however, for investments that are significantly underperforming or which may need to be restructured, the Adviser’s workout team partners with the Investment Team and all material amendments, waivers and restructurings require the approval of a majority of the Diversified Lending Investment Committee. As of June 30, 2024, only six of our portfolio companies are on non-accrual. Our annual gain/loss ratio is approximately 0.14%.
The table below presents the composition of our portfolio on the 1 to 5 rating scale as of the following periods:

	June 30, 2024		December 31, 2023
Investment Rating	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
($ in thousands)
1	$1,256,225	9.4%	$1,435,815	11.3%
2	10,879,031	81.6	9,888,265	77.8
3	1,006,538	7.5	1,171,954	9.2
4	112,284	0.8	158,087	1.2
5	87,904	0.7	59,227	0.5
Total	$13,341,982	100.0%	$12,713,348	100.0%

The table below presents the amortized cost of our performing and non-accrual debt investments as of the following periods:

	June 30, 2024		December 31, 2023
($ in thousands)	Amortized Cost	Percentage	Amortized Cost	Percentage
Performing	$11,055,334	96.9%	$10,723,359	98.7%
Non-accrual	351,553	3.1	139,325	1.3
Total	$11,406,887	100.0%	$10,862,684	100.0%
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

Specialty Financing Portfolio Companies
Wingspire
Wingspire is an independent diversified direct lender focused on providing asset-based commercial finance loans and related senior secured loans to U.S.-based middle market borrowers. Wingspire offers a wide variety of asset-based financing solutions to businesses in an array of industries, including revolving credit facilities, machinery and equipment term loans, real estate term loans, first-in/last-out tranches, cash flow term loans, and opportunistic / bridge financings. We made our initial commitment to Wingspire on September 24, 2019, and subsequently made periodic additional commitments to increase our total to $500 million.
Amergin
Amergin was created to invest in a leasing platform focused on railcar, aviation and other long-lived transportation assets. Amergin acquires existing on-lease portfolios of new and end-of-life railcars and related equipment and selectively purchases off-lease assets and is building a commercial aircraft portfolio through aircraft financing and engine acquisition on a sale and lease back basis. Amergin consists of Amergin AssetCo and Amergin Asset Management LLC, which has entered into a Servicing Agreement with Amergin AssetCo. We made an initial equity commitment to Amergin AssetCo on July 1, 2022. As of June 30, 2024 our commitment to Amergin AssetCo is $228.6 million, of which $160.0 million is equity and $68.6 million is debt. Our investment in Amergin is a co-investment made with our affiliates in accordance with the terms of the exemptive relief that we received from the SEC. We do not consolidate our equity interest in Amergin AssetCo.
Fifth Season Investments LLC
Fifth Season is a portfolio company created to invest in life insurance based assets, including secondary and tertiary life settlement and other life insurance exposures using detailed analytics, internal life expectancy review and sophisticated portfolio management techniques. On July 18, 2022, we made an initial equity investment in Fifth Season. As of June 30, 2024 our investment in Fifth Season was $268.7 million at fair value. Our investment in Fifth Season is a co-investment with our affiliates in accordance with the terms of the exemptive relief that we received from the SEC. We do not consolidate our equity interest in Fifth Season.
LSI Financing 1 DAC
LSI Financing is a portfolio company formed to acquire contractual rights to revenue pursuant to earnout agreements generally in the life sciences space. On December 14, 2022, we made an initial investment in LSI Financing. As of June 30, 2024 our fair value was $18.4 million and our total commitment was $124.8 million. Our investment in LSI Financing is a co-investment with our affiliates in accordance with the terms of the exemptive relief that we received from the SEC. We do not consolidate our equity interest in LSI Financing.
OBDC SLF LLC (fka Blue Owl Capital Corporation Senior Loan Fund LLC)
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

As of June 30, 2024 and December 31, 2023, OBDC SLF had total investments in senior secured debt at fair value of $1.1 billion and 1.1 billion, respectively. The determination of fair value is in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification 820, Fair Value Measurements (“ASC 820”), as amended; however, such fair value is not included in our Board’s valuation process. The following tables presents a summary of OBDC SLF’s portfolio as well as a listing of the portfolio investments in its portfolio as of the following periods:

($ in thousands)	June 30, 2024	December 31, 2023
Total senior secured debt investments(1)	$1,162,385	$1,117,310
Weighted average spread over base rate(1)	3.98%	4.27%
Number of portfolio companies	70	62
Largest funded investment to a single borrower(1)	37,180	39,851
_______________
(1)At par.

OBDC SLF LLC’s Portfolio As of June 30, 2024 ($ in thousands) (Unaudited)
Company(1)(2)(4)(5)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(3)	Fair Value	Percentage of Net Assets
Debt Investments
Aerospace and defense
Applied Composites Holdings, LLC (fka AC&A Enterprises Holdings, LLC)(6)(11)	First lien senior secured loan	S +	6.00% (.75% PIK)	01/2025	34,131	34,088	29,513	6.7%
Applied Composites Holdings, LLC (fka AC&A Enterprises Holdings, LLC)(6)(9)(11)	First lien senior secured revolving loan	S +	6.00% (.75% PIK)	01/2025	3,049	3,048	2,637	0.6%
Bleriot US Bidco Inc.(11)	First lien senior secured loan	S +	3.25%	10/2028	24,987	24,987	25,087	5.7%
Dynasty Acquisition Co., Inc. (dba StandardAero Limited)(10)	First lien senior secured loan	S +	3.50%	08/2028	19,850	19,848	19,909	4.6%
						81,971	77,146	17.6%
Automotive services
Holley Inc.(10)	First lien senior secured loan	S +	3.75%	11/2028	22,031	21,924	21,906	5.0%
Mavis Tire Express Services Topco Corp.(10)	First lien senior secured loan	S +	3.75%	05/2028	2,881	2,881	2,885	0.7%
PAI Holdco, Inc.(11)	First lien senior secured loan	S +	3.75%	10/2027	13,635	13,326	12,453	2.8%
Wand Newco 3, Inc. (dba Caliber )(10)	First lien senior secured loan	S +	3.75%	01/2031	5,000	4,988	5,031	1.1%
						43,119	42,275	9.6%
Buildings and real estate
CoreLogic Inc.(10)	First lien senior secured loan	S +	3.50%	06/2028	7,233	6,859	7,114	1.6%
Wrench Group LLC(11)	First lien senior secured loan	S +	4.00%	10/2028	31,598	31,531	31,598	7.2%
						38,390	38,712	8.8%
Business services
Capstone Acquisition Holdings, Inc.(6)(10)	First lien senior secured loan	S +	4.75%	11/2027	14,149	14,069	14,149	3.2%
Capstone Acquisition Holdings, Inc.(6)(10)	First lien senior secured delayed draw term loan	S +	4.75%	11/2027	904	899	904	0.2%
CoolSys, Inc.(11)	First lien senior secured loan	S +	4.75%	08/2028	26,955	26,134	26,529	6.1%
ConnectWise, LLC(11)	First lien senior secured loan	S +	3.50%	09/2028	16,575	16,519	16,431	3.8%
LABL, Inc.(10)	First lien senior secured loan	S +	5.00%	10/2028	4,747	4,699	4,683	1.1%
Packers Holdings, LLC(10)	First lien senior secured loan	S +	3.25%	03/2028	10,217	10,031	5,522	1.3%
POLARIS PURCHASER, INC. (dba Plusgrade)(6)(11)	First lien senior secured loan	S +	4.50%	03/2031	2,500	2,476	2,488	0.6%

OBDC SLF LLC’s Portfolio As of June 30, 2024 ($ in thousands) (Unaudited)
Company(1)(2)(4)(5)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(3)	Fair Value	Percentage of Net Assets
XPLOR T1, LLC(6)(11)	First lien senior secured loan	S +	4.25%	06/2031	10,000	9,950	9,950	2.3%
						84,777	80,656	18.6%
Chemicals
Advancion Holdings, LLC (fka Aruba Investments Holdings, LLC)(10)	First lien senior secured loan	S +	4.00%	11/2027	17,603	17,300	17,441	4.0%
Derby Buyer LLC (dba Delrin)(10)	First lien senior secured loan	S +	3.50%	11/2030	9,975	9,975	10,016	2.3%
						27,275	27,457	6.3%
Consumer products
Olaplex, Inc.(10)	First lien senior secured loan	S +	3.50%	02/2029	24,872	24,138	23,843	5.4%
						24,138	23,843	5.4%
Containers and packaging
BW Holding, Inc.(11)	First lien senior secured loan	S +	4.00%	12/2028	20,827	19,939	19,032	4.3%
Five Star Lower Holding LLC(11)	First lien senior secured loan	S +	4.25%	05/2029	25,432	25,159	23,397	5.3%
Ring Container Technologies Group, LLC(10)	First lien senior secured loan	S +	3.50%	08/2028	24,375	24,336	24,499	5.6%
						69,434	66,928	15.2%
Distribution
BCPE Empire Holdings, Inc. (dba Imperial-Dade)(10)	First lien senior secured loan	S +	4.00%	01/2027	24,565	24,565	24,552	5.6%
Dealer Tire Financial, LLC(6)(10)	First lien senior secured loan	S +	3.50%	07/2031	30,495	30,342	30,418	6.9%
						54,907	54,970	12.5%
Education
Spring Education Group, Inc. (fka SSH Group Holdings, Inc.)(11)	First lien senior secured loan	S +	4.00%	10/2030	19,900	19,900	19,970	4.6%
Ellucian Holdings Inc. (f/k/a Sophia, L.P.)(10)	First lien senior secured loan	S +	3.50%	10/2029	24,687	24,658	24,781	5.7%
						44,558	44,751	10.3%
Financial services
Saphilux S.a.r.L. (dba IQ-EQ)(6)(12)	First lien senior secured loan	S +	4.00%	07/2028	15,920	15,920	16,000	3.7%
						15,920	16,000	3.7%
Food and beverage
Balrog Acquisition, Inc. (dba Bakemark)(10)	First lien senior secured loan	S +	4.00%	09/2028	24,375	24,208	24,253	5.5%
Dessert Holdings(10)	First lien senior secured loan	S +	4.00%	06/2028	25,327	25,209	23,935	5.5%
Fiesta Purchaser, Inc. (dba Shearer's Foods)(10)	First lien senior secured loan	S +	4.00%	02/2031	12,000	11,469	12,073	2.8%
Fiesta Purchaser, Inc. (dba Shearer's Foods)(6)(7)(8)(9)(10)	First lien senior secured revolving loan	S +	4.50%	02/2029	—	(55)	—	—%
						60,831	60,261	13.8%
Healthcare equipment and services
Cadence, Inc.(6)(11)	First lien senior secured loan	S +	4.75%	05/2026	28,226	28,061	27,379	6.3%
Cadence, Inc.(6)(7)(9)(11)	First lien senior secured revolving loan	S +	4.75%	02/2029	4,095	4,074	3,875	0.9%
Confluent Medical Technologies, Inc.(6)(11)	First lien senior secured loan	S +	3.75%	02/2029	9,862	9,802	9,837	2.2%
Medline Borrower, LP(10)	First lien senior secured loan	S +	2.75%	10/2028	22,261	22,261	22,290	5.1%
Packaging Coordinators Midco, Inc.(11)	First lien senior secured loan	S +	3.25%	11/2027	4,874	4,874	4,887	1.1%
Resonetics, LLC(10)	First lien senior secured loan	S +	3.75%	06/2031	20,000	19,950	20,026	4.6%
						89,022	88,294	20.2%

OBDC SLF LLC’s Portfolio As of June 30, 2024 ($ in thousands) (Unaudited)
Company(1)(2)(4)(5)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(3)	Fair Value	Percentage of Net Assets
Healthcare providers and services
Confluent Health, LLC(6)(10)	First lien senior secured loan	S +	4.00%	11/2028	24,457	24,374	23,846	5.4%
Covetrus, Inc.(11)	First lien senior secured loan	S +	5.00%	10/2029	14,813	14,091	14,291	3.2%
HAH Group Holding Company LLC (dba Help at Home)(6)(10)	First lien senior secured loan	S +	5.00%	10/2027	8,895	8,690	8,917	2.0%
Phoenix Newco, Inc. (dba Parexel)(10)	First lien senior secured loan	S +	3.25%	11/2028	26,881	26,790	26,924	6.1%
Physician Partners, LLC(12)	First lien senior secured loan	S +	4.00%	12/2028	9,775	9,706	6,992	1.6%
						83,651	80,970	18.3%
Healthcare technology
Athenahealth Group Inc.(10)	First lien senior secured loan	S +	3.25%	02/2029	17,473	17,413	17,396	4.0%
Bracket Intermediate Holding Corp.(11)	First lien senior secured loan	S +	5.00%	05/2028	19,800	19,318	19,857	4.5%
Cotiviti, Inc.(10)	First lien senior secured loan	S +	3.25%	05/2031	9,975	9,927	9,913	2.3%
Ensemble RCM, LLC(11)	First lien senior secured loan	S +	3.00%	08/2029	5,000	4,950	4,980	1.1%
Imprivata, Inc.(11)	First lien senior secured loan	S +	3.50%	12/2027	19,601	19,601	19,675	4.5%
PointClickCare Technologies, Inc.(11)	First lien senior secured loan	S +	3.00%	12/2027	4,838	4,838	4,856	1.1%
Project Ruby Ultimate Parent Corp. (dba Wellsky)(10)	First lien senior secured loan	S +	3.50%	03/2028	4,988	4,965	4,994	1.1%
						81,012	81,671	18.6%
Insurance
Acrisure, LLC(11)	First lien senior secured loan	S +	3.25%	11/2030	9,555	9,555	9,537	2.2%
Ardonagh Midco 3 PLC(6)(10)	First lien senior secured loan	S +	3.75%	02/2031	15,000	14,963	14,925	3.4%
AssuredPartners, Inc.(10)	First lien senior secured loan	S +	3.50%	02/2031	9,975	9,963	9,995	2.3%
Asurion, LLC(10)	First lien senior secured loan	S +	4.25%	08/2028	7,831	7,530	7,764	1.8%
Broadstreet Partners, Inc.(10)	First lien senior secured loan	S +	4.25%	06/2031	4,975	4,969	4,959	1.1%
Integro Parent Inc.(6)(11)	First lien senior secured loan	S +	12.25% (PIK)	10/2024	3,790	3,790	3,790	0.9%
Integro Parent Inc.(6)(9)	First lien senior secured revolving loan	S +	12.25% (PIK)	10/2024	764	764	764	0.2%
Hyperion Refinance S.à r.l (dba Howden Group)(10)	First lien senior secured loan	S +	4.00%	04/2030	24,738	24,032	24,756	5.6%
Truist Insurance Holdings, LLC(11)	First lien senior secured loan	S +	3.25%	05/2031	12,500	12,332	12,511	2.9%
Truist Insurance Holdings, LLC(7)(9)(11)	First lien senior secured revolving loan	S +	3.25%	5/1/2029	149	149	149	—%
Soliant Lower Intermediate, LLC (dba Soliant)(10)	First lien senior secured loan	S +	3.75%	06/2031	9,949	9,579	9,975	2.3%
						97,626	99,125	22.7%
Internet software and services
Barracuda Networks, Inc.(12)	First lien senior secured loan	S +	4.50%	08/2029	24,625	24,048	24,561	5.6%
Cloud Software Group, Inc.(11)	First lien senior secured loan	S +	4.50%	03/2031	5,000	4,964	5,010	1.1%
Fortra, LLC (f/k/a Help/Systems Holdings, Inc.)(11)	First lien senior secured loan	S +	4.00%	11/2026	14,618	14,545	13,078	3.0%
Mitchell International, Inc.(10)	First lien senior secured loan	S +	3.25%	06/2031	10,000	9,949	9,900	2.3%
Proofpoint, Inc.(10)	First lien senior secured loan	S +	3.00%	08/2028	9,950	9,950	9,954	2.3%

OBDC SLF LLC’s Portfolio As of June 30, 2024 ($ in thousands) (Unaudited)
Company(1)(2)(4)(5)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(3)	Fair Value	Percentage of Net Assets
Sedgwick Claims Management Services, Inc.(10)	First lien senior secured loan	S +	3.75%	02/2028	15,000	14,963	14,999	3.4%
Storable, Inc.(10)	First lien senior secured loan	S +	3.50%	04/2028	14,962	14,857	14,965	3.4%
						93,276	92,467	21.1%
Manufacturing
Engineered Machinery Holdings, Inc. (dba Duravant)(11)	First lien senior secured loan	S +	3.75%	05/2028	34,125	34,018	34,231	7.8%
Gloves Buyer, Inc. (dba Protective Industrial Products)(10)	First lien senior secured loan	S +	4.00%	12/2027	14,651	14,527	14,559	3.4%
Pro Mach Group, Inc.(10)	First lien senior secured loan	S +	3.50%	08/2028	24,446	24,447	24,551	5.6%
						72,992	73,341	16.8%
Professional services
Apex Group Treasury LLC(11)	First lien senior secured loan	S +	3.75%	07/2028	32,188	32,112	32,188	7.4%
Sovos Compliance, LLC(10)	First lien senior secured loan	S +	4.50%	08/2028	25,132	25,021	24,913	5.7%
Vistage International, Inc.(6)(11)	First lien senior secured loan	S +	4.75%	07/2029	9,949	9,903	9,949	2.3%
						67,036	67,050	15.4%
Telecommunications
EOS U.S. Finco LLC(12)	First lien senior secured loan	S +	6.00%	10/2029	21,783	20,713	17,657	4.0%
EOS U.S. Finco LLC(7)(8)(12)	First lien senior secured delayed draw term loan	S +	6.00%	10/2029	70	15	(352)	(0.1)%
						20,728	17,305	3.9%

Total Debt Investments						$1,150,663	$1,133,222	258.8%
Total Investments						$1,150,663	$1,133,222	258.8%
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
(10)The interest rate on these loans is subject to 1 month SOFR, which as of June 30, 2024 was 5.34%.
(11)The interest rate on these loans is subject to 3 month SOFR, which as of June 30, 2024 was 5.32%.
(12)The interest rate on these loans is subject to 6 month SOFR, which as of June 30, 2024 was 5.25%.

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
(11)The interest rate on these loans is subject to 3 month SOFR, which as of December 31, 2023 was 5.33%.
(12)The interest rate on these loans is subject to 6 month SOFR, which as of December 31, 2023 was 5.16%.

The table below presents selected balance sheet information for OBDC SLF as of the following periods:

($ in thousands)	June 30, 2024 (Unaudited)	December 31, 2023
Assets
Investments at fair value (amortized cost of $1,150,663 and $1,101,110, respectively)	$1,133,222	$1,087,898
Cash	62,763	37,617
Interest receivable	8,149	7,734
Prepaid expenses and other assets	32,223	6,992
Total Assets	$1,236,357	$1,140,241
Liabilities
Debt (net of unamortized debt issuance costs of $4,260 and $4,930, respectively)	$696,289	$721,953
Distributions payable	16,387	14,832
Payable for investments purchased	74,871	—
Accrued expenses and other liabilities	10,885	11,701
Total Liabilities	$798,432	$748,486
Members' Equity
Members' Equity	437,925	391,755
Members' Equity	437,925	391,755
Total Liabilities and Members' Equity	$1,236,357	$1,140,241

The table below presents selected statement of operations information for OBDC SLF for the following periods:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
($ in thousands)	2024	2023	2024	2023
Investment Income
Interest income	$29,390	$26,866	$61,198	$50,509
Other income	931	66	1,031	130
Total Investment Income	30,321	26,932	62,229	50,639
Expenses
Interest expense	13,429	12,737	27,356	24,056
Professional fees	275	246	489	488
Total Expenses	13,704	12,983	27,845	24,544
Net Investment Income Before Taxes	16,617	13,949	34,384	26,095
Tax expense (benefit)	110	482	284	1,191
Net Investment Income After Taxes	$16,507	$13,467	$34,100	$24,904
Net Realized and Change in Unrealized Gain (Loss) on Investments
Net change in unrealized gain (loss) on investments	(3,699)	1,903	(4,229)	10,578
Net realized gain on investments	8	(1,668)	(564)	(1,645)
Total Net Realized and Change in Unrealized Gain (Loss) on Investments	(3,691)	235	(4,793)	8,933
Net Increase in Members' Equity Resulting from Operations	$12,816	$13,702	$29,307	$33,837
On August 9, 2017, Sebago Lake Financing LLC and SL Lending LLC, wholly-owned subsidiaries of OBDC SLF, entered into a credit facility with Goldman Sachs Bank USA. Goldman Sachs Bank USA serves as the sole lead arranger, syndication agent and administrative agent, and State Street Bank and Trust Company serves as the collateral administrator and agent. The credit facility includes a maximum borrowing capacity of $500 million. On June 22, 2021, Sebago Lake Financing LLC and SL Lending LLC entered into an amendment with Goldman Sachs Bank USA to extend the reinvestment period on the credit facility to October 6, 2021, and again on September 20, 2021, extended the reinvestment period on the credit facility to December 6, 2021. As of June 30, 2024, there was $458.4 million outstanding under the credit facility.
On March 1, 2022, SLF Financing I LLC, a wholly-owned subsidiary of OBDC SLF, entered into a credit facility with Natixis, New York Branch which serves as the administrative agent and the initial lender, and State Street Bank and Trust Company which serves as the collateral agent, collateral administrator and custodian. The re-investment period on the credit facility ended on March 1, 2024 and the maturity date of the credit facility is March 1, 2032. As of June 30, 2024, there is borrowing capacity of $242.2 million, all of which remains outstanding under the credit facility.
The table below presents the components of interest expense for the following periods:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
($ in thousands)	2024	2023	2024	2023
Interest expense	$13,032	$12,351	$26,569	$23,293
Amortization of debt issuance costs	397	386	787	763
Total Interest Expense	$13,429	$12,737	$27,356	$24,056
Average interest rate	7.3%	7.0%	7.3%	6.8%
Average daily borrowings	$706,334	$701,252	$716,316	$685,673

Results of Operations
The below table presents our operating results for the following periods:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
($ in millions)	2024	2023	2024	2023
Total Investment Income	$396.7	$394.2	$796.3	$771.8
Less: Operating expenses	205.2	205.1	416.8	401.5
Net Investment Income (Loss) Before Taxes	$191.5	$189.1	$379.5	$370.3
Less: Income tax expense (benefit), including excise tax expense (benefit)	2.4	2.4	7.7	5.8
Net Investment Income (Loss) After Taxes	$189.1	$186.7	$371.8	$364.5
Net change in unrealized gain (loss)	(59.9)	9.0	(53.2)	85.5
Net realized gain (loss)	(7.0)	(0.1)	(13.9)	(52.7)
Net Increase (Decrease) in Net Assets Resulting from Operations	$122.2	$195.6	$304.7	$397.3
Net increase (decrease) in net assets resulting from operations can vary from period to period as a result of various factors, including the level of new investment commitments, expenses, the recognition of realized gains and losses and changes in unrealized appreciation and depreciation on the investment portfolio. For the period ended June 30, 2024, our net asset value per share decreased, primarily driven by decreases in the fair value of certain debt investments.
Investment Income
The table below presents investment income for the following periods:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
($ in millions)	2024	2023	2024	2023
Interest income from investments	$294.5	$303.5	$597.1	$594.9
Payment-in-kind interest income from investments	44.9	44.8	86.3	87.9
Dividend income from investments	51.1	38.4	101.2	78.3
Other income	6.2	7.4	11.7	10.7
Total investment income	$396.7	$394.2	$796.3	$771.8

For the three months ended June 30, 2024 and 2023
Investment income slightly increased to $396.7 million for the three months ended June 30, 2024 from $394.2 million for the same period in prior year primarily due to an increase in dividend income and an increase prepayment fees and accelerated amortization of upfront fees from unscheduled paydowns (which are non-recurring in nature), partially offset by a decrease in the yield of our debt investment portfolio from 11.7% to 11.4% period over period. Fees received from unscheduled paydowns increased to $10.3 million for the three months ended June 30, 2024 from $4.3 million for the same period in prior year due to an increase in repayment activity for the period. For the three months ended June 30, 2024 and 2023, payment-in-kind income represented 13.5% and 13.6% of investment income, respectively. Dividend income increased to $51.1 million from $38.4 million in the prior period, primarily due to an increase in dividends earned from our controlled, affiliated and non-controlled, affiliated equity investments. . Other income decreased period over period due to a decrease in incremental fee income, which are fees that are generally available to us as a result of closing investments and normally paid at the time of closing. We expect that investment income will vary based on a variety of factors including the pace of our originations and repayments.
For the six months ended June 30, 2024 and 2023
Investment income increased to $796.3 million for the six months ended June 30, 2024 from $771.8 million for the same period in prior year primarily due to an increase in dividend income and an increase in prepayment fees and accelerated amortization of upfront fees from unscheduled paydowns (which are non-recurring in nature), partially offset by a decrease in the yield of our debt investment portfolio from 11.7% to 11.4% period over period. Fees received from unscheduled paydowns increased to $20.9 million for the six months ended June 30, 2024 from $4.9 million for the same period in prior year due to an increase in repayment activity for the period. For the six months ended June 30, 2024 and 2023, payment-in-kind income represented 13.2% and 13.8% of investment income, respectively. Dividend income increased to $101.2 million from $78.3 million in the prior period, primarily due to an increase in dividends earned from our controlled, affiliated and non-controlled, affiliated equity investments. Other income increased period over period due to an increase in incremental fee income, which are fees that are generally available to us as a result of closing investments and normally paid at the time of closing. We expect that investment income will vary based on a variety of factors including the pace of our originations and repayments.
Expenses
The table below presents our expenses for the following periods:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
($ in millions)	2024	2023	2024	2023
Interest expense	$109.1	$110.0	$228.3	$214.0
Management fee	48.0	48.0	95.2	96.1
Performance based incentive fees	40.1	39.6	78.9	77.3
Professional fees	4.1	4.1	7.7	7.8
Directors' fees	0.3	0.3	0.6	0.5
Other general and administrative	3.6	3.2	6.1	5.8
Total operating expenses	$205.2	$205.2	$416.8	$401.5
Under the terms of the Administration Agreement, we reimburse the Adviser for services performed for us. In addition, pursuant to the terms of the Administration Agreement, the Adviser may delegate its obligations under the Administration Agreement to an affiliate or to a third party and we reimburse the Adviser for any services performed for us by such affiliate or third party.
For the three months ended June 30, 2024 and 2023
Total expenses remained consistent for the period ended June 30, 2024 compared to the same period in prior year. There was a slight decrease in interest expense driven by a decrease in daily average borrowings from $7.4 billion to $7.2 billion offset by an increase in the average interest rate period over period from 5.4% to 5.6%. As a percentage of total assets, management fees, professional fees, directors’ fees and other general and administrative expenses remained relatively consistent period over period.
For the six months ended June 30, 2024 and 2023
Total expenses increased to $416.8 million for the six months ended June 30, 2024 from $401.5 million for the same period in the prior year primarily due to an increase in interest expense. The increase in interest expense was driven by an increase in the average interest rate to 5.7% from 5.3% period over period offset by a decrease in the average daily borrowings to $7.3 billion from $7.5 billion period over period. As a percentage of total assets, management fees, incentive fees, professional fees, directors’ fees and other general and administrative expenses remained relatively consistent period over period.
Income Taxes, Including Excise Taxes
We have elected to be treated as a RIC under Subchapter M of the Code, and we intend to operate in a manner so as to continue to qualify for the tax treatment applicable to RICs. To qualify for tax treatment as a RIC, we must, among other things, distribute to our shareholders in each taxable year generally at least 90% of our investment company taxable income, as defined by the Code, and net tax-exempt income for that taxable year. In addition, a RIC may, in certain cases, satisfy this distribution requirement by distributing dividends relating to a taxable year after the close of such taxable year under the “spillover dividend” provisions of subchapter M. As of June 30, 2024 we have generated undistributed taxable earnings “spillover” of $0.41 per share. The undistributed taxable earnings spillover will be carried forward toward distributions to be paid in accordance with RIC requirements. To maintain our tax treatment as a RIC, we, among other things, intend to make the requisite distributions to our shareholders, which generally relieves us from U.S. federal income taxes at corporate rates.
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
For the three and six months ended June 30, 2024, we recorded U.S. federal income tax expense/(benefit) of $2.4 million and $7.6 million, respectively, including U.S. federal excise tax expense/(benefit) of $1.8 million and $3.5 million, respectively. For the three and six months ended June 30, 2023, we recorded U.S. federal income tax expense/(benefit) of $2.4 million and $5.8 million, respectively, including U.S. federal excise tax expense/(benefit) of $1.2 million and $2.7 million, respectively.
Certain of our consolidated subsidiaries are subject to U.S. federal and state income taxes. For the three and six months ended June 30, 2024, we recorded a net tax expense of approximately $0.6 million and $4.1 million for taxable subsidiaries, respectively. For the three and six months ended June 30, 2023, we recorded a net tax expense of approximately $0.5 million and $1.0 million for taxable subsidiaries, respectively. The income tax expense for our taxable consolidated subsidiaries will vary depending on the level of investment income earnings and realized gains from the exits of investments held by such taxable subsidiaries during the respective periods.
Net Unrealized Gains (Losses)
We fair value our portfolio investments quarterly and any changes in fair value are recorded as unrealized gains or losses. During the following periods, net unrealized gains (losses) were:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
($ in millions)	2024	2023	2024	2023
Net change in unrealized gain (loss) on investments	$(72.1)	$10.0	$(63.5)	$85.7
Income tax (provision) benefit(1)	—	(2.4)	—	(2.7)
Net change in translation of assets and liabilities in foreign currencies	12.2	1.3	10.2	2.5
Net change in unrealized gain (loss)	$(59.9)	$8.9	$(53.3)	$85.5
_______________
(1)Rounds to less than $0.1 million for the six months ended ended June 30, 2024.
For the three months ended June 30, 2024 and 2023
For the three months ended June 30, 2024, the net unrealized loss was primarily driven by a decrease in the fair value of certain debt and equity investments. The ten largest contributors to the change in net unrealized gain (loss) on investments during the following period consisted of the following:

For the Three Months Ended June 30, 2024
Portfolio Company ($ in millions)	Net Change in Unrealized Gain (Loss)
Fifth Season Investments LLC(1)	$9.2
The Better Being Co., LLC (fka Nutraceutical International Corporation)	6.1
PHM Netherlands Midco B.V. (dba Loparex)	6.1
KPCI Holdings, L.P.	5.6
Remaining Portfolio Companies	1.4
PS Operating Company LLC (fka QC Supply, LLC)(1)	(5.3)
Tall Tree Foods, Inc.	(6.3)
Cornerstone OnDemand, Inc.	(7.7)
Walker Edison Furniture Company LLC(1)	(8.6)
H-Food Holdings, LLC	(34.0)
Pluralsight, LLC	(38.6)
Total	$(72.1)
________
(1)Portfolio company is controlled, affiliated investment.

For the three months ended June 30, 2023, the net unrealized gain was primarily driven by an increase in the fair value of certain equity investments while our our debt portfolio remained relatively flat as compared to March 31, 2023. The ten largest contributors to the change in net unrealized gain (loss) on investments during the following period consisted of the following:

For the Three Months Ended June 30, 2023
Portfolio Company ($ in millions)	Net Change in Unrealized Gain (Loss)
Windows Entities	$9.2
Wingspire Capital LLC(1)	6.4
Remaining Portfolio Companies	5.9
Metis Holdco, Inc.	4.6
Aviation Solutions Midco LLC	4.0
Conair Holdings LLC	3.9
Associations Inc	(3.7)
Cornerstone Ondemand, Inc	(3.7)
Sonny's Enterprises, Inc.	(4.0)
Tall Tree Foods, Inc.	(5.1)
Hearthside Food Solutions LLC	(7.5)
Total	$10.0
________
(1)Portfolio company is controlled, affiliated investment.

For the Six Months Ended June 30, 2024 and 2023
For the six months ended June 30, 2024, the net unrealized loss was primarily driven by a decrease in the fair value of certain debt investments, partially offset by an increase in the fair value of certain equity investments, credit spreads tightening across broader markets, and the reversal of a prior period unrealized loss that was realized during the period in connection with the restructuring of a debt investment, as compared to December 31, 2023. The ten largest contributors to the change in net unrealized gain (loss) on investments during the following period consisted of the following:

For the Six Months Ended June 30, 2024
Portfolio Company ($ in millions)	Net Change in Unrealized Gain (Loss)
Fifth Season Investments LLC(1)	$16.6
The Better Being Co., LLC (fka Nutraceutical International Corporation)	10.9
KPCI Holdings, L.P.	10.1
Valence Surface Technologies LLC	7.3
Wingspire Capital Holdings LLC(1)	6.5
Conair Holdings LLC	6.2
Remaining Portfolio Companies	0.5
PS Operating Company LLC (fka QC Supply, LLC)(1)	(7.5)
Walker Edison Furniture Company LLC(1)	(10.9)
H-Food Holdings, LLC	(50.5)
Pluralsight, LLC	(52.7)
Total	$(63.5)
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

For the Six Months Ended June 30, 2023
Portfolio Company ($ in millions)	Net Change in Unrealized Gain (Loss)
Walker Edison Furniture Company LLC(1)	$38.0
Eagle Infrastructure Services, LLC(1)	12.3
Remaining Portfolio Companies	12.0
Windows Entities	10.2
Wingspire Capital LLC(1)	9.0
OBDC Senior Loan Fund LLC (fka ORCC Senior Loan Fund)(1)	8.9
Muine Gall LLC	6.2
Aviation Solutions Midco, LLC	6.1
Metis Holdco, Inc.	6.0
Hearthside Food Solutions LLC	(11.0)
Nutraceutical International Corporation	(12.0)
Total	$85.7
________
(1)Portfolio company is controlled, affiliated investment.
Net Realized Gains (Losses)
The table below presents the realized gains and losses on fully exited and partially exited portfolio companies during the following periods:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
($ in millions)	2024	2023	2024	2023
Net realized gain (loss) on investments	$0.2	$0.1	$(5.0)	$(52.4)
Net realized gain (loss) on foreign currency transactions	(7.2)	(0.2)	(8.9)	(0.3)
Net realized gain (loss)	$(7.0)	$(0.1)	$(13.9)	$(52.7)
Realized Gross Internal Rate of Return
Since we began investing in 2016 through June 30, 2024, our exited investments have resulted in an aggregate cash flow realized gross internal rate of return to us of approximately 10% (based on total capital invested of $13.63 billion and total proceeds from these exited investments of $16.53 billion.
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
We may from time to time enter into additional credit facilities, increase the size of our existing credit facilities, enter into additional debt securitization transactions, or issue additional debt securities. Any such incurrence or issuance would be subject to prevailing market conditions, our liquidity requirements, contractual and regulatory restrictions and other factors. In accordance with the 1940 Act, with certain limited exceptions, we are only allowed to incur borrowings, issue debt securities or issue preferred stock, if immediately after the borrowing or issuance, the ratio of total assets (less total liabilities other than indebtedness) to total indebtedness plus preferred stock, is at least 150%. Our current target ratio is 0.90x-1.25x. As of June 30, 2024, our weighted average total cost of debt was 6.1%. In addition, from time to time, we may seek to retire, repurchase, or exchange debt securities in open market purchases or by other means, including privately negotiated transactions, in each case dependent on market conditions, liquidity, contractual obligations, and other matters. The amounts involved in any such transactions, individually or in the aggregate, may be material.
As of June 30, 2024 and December 31, 2023, our asset coverage ratio was 179% and 183%, respectively. We seek to carefully consider our unfunded commitments for the purpose of planning our ongoing financial leverage. Further, we maintain sufficient borrowing capacity within the 150% asset coverage limitation to cover any outstanding unfunded commitments we are required to fund.
Cash and restricted cash as of June 30, 2024, taken together with our available debt, is expected to be sufficient for our investing activities and to conduct our operations in the near term. As of June 30, 2024, we had $1.32 billion available under our credit facilities.
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
As of June 30, 2024, we had $380.0 million in cash and restricted cash. During the six months ended June 30, 2024, $282.2 million in cash was used in operating activities, primarily as a result of funding portfolio investments of $3.00 billion offset by sell downs and repayments of $2.44 billion and other operating activity of $284.4 million. Lastly, cash provided by financing activities was $2.5 million during the period, which was primarily the result of distributions paid of $323.9 million, debt issuance costs of $20.2 million, and net borrowings on debt of $346.6 million.
Equity
Equity Issuances
There were no sales of our common stock during the three and six months ended June 30, 2024 and 2023.
Distributions
The following tables present the distributions declared on shares of the Company’s common stock for the following periods:

	For the Six Months Ended June 30, 2024
Date Declared	Record Date	Payment Date	Distribution per Share
May 7, 2024	June 28, 2024	July 15, 2024	$0.37
May 7, 2024 (supplemental dividend)	May 31, 2024	June 14, 2024	$0.05
February 21, 2024	March 29, 2024	April 15, 2024	$0.37
February 21, 2024 (supplemental dividend)	March 1, 2024	March 15, 2024	$0.08

	For the Six Months Ended June 30, 2023
Date Declared	Record Date	Payment Date	Distribution per Share
May 9, 2023	June 30, 2023	July 14, 2023	$0.33
May 9, 2023 (supplemental dividend)	May 31, 2023	June 15, 2023	$0.06
February 21, 2023	March 31, 2023	April 14, 2023	$0.33
February 21, 2023 (supplemental dividend)	March 3, 2023	March 17, 2023	$0.04
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
The tables below present the shares distributed pursuant to the dividend reinvestment plan for the following periods:

	For the Six Months Ended June 30, 2024
Date Declared	Record Date	Payment Date	Shares
May 7, 2024 (supplemental dividend)	May 31, 2024	June 14, 2024	59,356
February 21, 2024	March 29, 2024	April 15, 2024	425,080
February 21, 2024 (supplemental dividend)	March 1, 2024	March 15, 2024	97,218	(1)
November 7, 2023	December 29, 2023	January 12, 2024	427,564	(1)
_______________
(1)Shares purchased in the open market in order to satisfy dividends reinvested under our dividend reinvestment program.

	For the Six Months Ended June 30, 2023
Date Declared	Record Date	Payment Date	Shares
May 9, 2023 (supplemental dividend)	May 31, 2023	June 15, 2023	84,373	(1)
February 21, 2023	March 31, 2023	April 14, 2023	558,872	(1)
February 21, 2023 (supplemental dividend)	March 3, 2023	March 17, 2023	77,157	(1)
November 1, 2022	December 30, 2022	January 13, 2023	583,495	(1)
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
2022 Stock Repurchase Program
On November 1, 2022, our Board approved the 2022 Stock Repurchase Program under which we may repurchase up to $150 million of our outstanding common stock. Under the 2022 Stock Repurchase Program, purchases may be made at our management’s discretion from time to time in open-market transactions, in accordance with all applicable securities laws and regulations. Unless extended by the Board, the 2022 Stock Repurchase Program terminates 18-months from the date it was approved and on May 2, 2024, the 2022 Stock Repurchase Program ended in accordance with its terms. Since the 2022 Stock Repurchase Program’s inception, the agent has repurchased 4,090,138 shares of our common stock pursuant to the 2022 Stock Repurchase Program for approximately $50.0 million. For the period ended June 30, 2023, repurchases under the 2022 Stock Repurchase Program were as follows. For the period ended June 30, 2024, there were no repurchases under the 2022 Stock Repurchase Program.

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
2024 Stock Repurchase Program
On May 6, 2024, the Board approved the 2024 Stock Repurchase Program under which the Company may repurchase up to $150 million of the Company's common stock. Under the 2024 Stock Repurchase Program, purchases may be made at management's discretion from time to time in open-market transactions, in accordance with all applicable rules and regulations. Unless extended by the Board, the 2024 Stock Repurchase Program will terminate 18-months from the date it was approved. There were no repurchases during the period ended June 30, 2024.

Debt
Aggregate Borrowings
The tables below present debt obligations as of the following periods:

	June 30, 2024
($ in thousands)	Aggregate Principal Committed	Outstanding Principal	Amount Available(1)	Net Carrying Value(2)
Revolving Credit Facility(3)(5)	$2,045,000	$662,251	$1,322,936	$645,442
SPV Asset Facility II	300,000	300,000	—	295,985
CLO I	390,000	390,000	—	386,177
CLO II	260,000	260,000	—	257,602
CLO III	260,000	260,000	—	258,251
CLO IV	292,500	292,500	—	288,459
CLO V	509,625	509,625	—	507,150
CLO VII	239,150	239,150	—	237,434
CLO X	260,000	260,000	—	258,230
2025 Notes	425,000	425,000	—	423,716
July 2025 Notes	500,000	500,000	—	498,025
2026 Notes	500,000	500,000	—	496,434
July 2026 Notes	1,000,000	1,000,000	—	989,955
2027 Notes(4)	500,000	500,000	—	453,242
2028 Notes	850,000	850,000	—	839,622
2029 Notes(4)	600,000	600,000	—	579,196
Total Debt	$8,931,275	$7,548,526	$1,322,936	$7,414,920
_______________
(1)The amount available reflects any collateral related limitations at the Company level related to each credit facility’s borrowing base.
(2)The carrying value of our Revolving Credit Facility, SPV Asset Facility II, CLO I, CLO II, CLO III, CLO IV, CLO V, CLO VII, CLO X, 2025 Notes, July 2025 Notes, 2026 Notes, July 2026 Notes, 2027 Notes, 2028 Notes and 2029 Notes are presented net of deferred financing costs of $16.8 million, $4.0 million, $3.8 million, $2.4 million, $1.7 million, $4.0 million, $2.5 million, $1.7 million, $1.8 million, $1.3 million, $2.0 million, $3.6 million, $10.0 million, $5.1 million, $10.4 million and $13.3 million, respectively.
(3)Includes the unrealized translation gain (loss) on borrowings denominated in foreign currencies.
(4)Net carrying value is inclusive of change in fair market value of effective hedge.
(5)The amount available is reduced by $59.8 million of outstanding letters of credit.

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
(4)Net carrying value is inclusive of change in fair market value of effective hedge.
(5)The amount available is reduced by $59.1 million of outstanding letters of credit.
The table below presents the components of interest expense for the following periods:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
($ in thousands)	2024	2023	2024	2023
Interest expense	$101,240	$102,141	$210,832	$200,468
Amortization of debt issuance costs	8,160	7,562	17,266	14,426
Net change in unrealized gain (loss) on effective interest rate swaps and hedged items(1)	(275)	314	156	(922)
Total Interest Expense	$109,125	$110,017	$228,254	$213,972
Average interest rate	5.6%	5.4%	5.7%	5.3%
Average daily borrowings	$7,165,666	$7,432,693	$7,319,869	$7,464,970
_______________
(1)Refer to “ITEM 1. – FINANCIAL STATEMENTS – Notes to Consolidated Financial Statements – Note 5. Debt – 2024 Notes, 2027 Notes and 2029 Notes” for details on each facility’s interest rate swap.

Senior Securities
Information about our senior securities is shown in the following table as of June 30, 2024 and the fiscal years ended December 31, 2023, 2022, 2021, 2020, 2019, 2018, 2017 and 2016.

Class and Period	Total Amount Outstanding Exclusive of Treasury Securities(1) ($ in millions)	Asset Coverage per Unit(2)	Involuntary Liquidating Preference per Unit(3)	Average Market Value per Unit(4)
Revolving Credit Facility
June 30, 2024 (Unaudited)	$662.3	$1,787	—	N/A
December 31, 2023	$419.0	$1,830	—	N/A
December 31, 2022	$557.1	$1,788	—	N/A
December 31, 2021	$892.3	$1,820	—	N/A
December 31, 2020	$252.5	$2,060	—	N/A
December 31, 2019	$480.9	$2,926	—	N/A
December 31, 2018	$308.6	$2,254	—	N/A
December 31, 2017	$—	$2,580	—	N/A
SPV Asset Facility I(6)
December 31, 2020	$—	$—	—	N/A
December 31, 2019	$300.0	$2,926	—	N/A
December 31, 2018	$400.0	$2,254	—	N/A
December 31, 2017	$400.0	$2,580	—	N/A
SPV Asset Facility II
June 30, 2024 (Unaudited)	$300.0	$1,787	—	N/A
December 31, 2023	$250.0	$1,830	—	N/A
December 31, 2022	$250.0	$1,788	—	N/A
December 31, 2021	$100.0	$1,820	—	N/A
December 31, 2020	$100.0	$2,060	—	N/A
December 31, 2019	$350.0	$2,926	—	N/A
December 31, 2018	$550.0	$2,254	—	N/A
SPV Asset Facility III(9)
December 31, 2023	$—	$—	—	N/A
December 31, 2022	$250.0	$1,788	—	N/A
December 31, 2021	$190.0	$1,820	—	N/A
December 31, 2020	$375.0	$2,060	—	N/A
December 31, 2019	$255.0	$2,926	—	N/A
December 31, 2018	$300.0	$2,254	—	N/A
SPV Asset Facility IV(8)
December 31, 2022	$—	$—	—	N/A
December 31, 2021	$155.0	$1,820	—	N/A
December 31, 2020	$295.0	$2,060	—	N/A
December 31, 2019	$60.3	$2,926	—	N/A
CLO I
June 30, 2024 (Unaudited)	$390.0	$1,787	—	N/A
December 31, 2023	$276.6	$1,830	—	N/A
December 31, 2022	$390.0	$1,788	—	N/A
December 31, 2021	$390.0	$1,820	—	N/A
December 31, 2020	$390.0	$2,060	—	N/A
December 31, 2019	$390.0	$2,926	—	N/A
CLO II
June 30, 2024 (Unaudited)	$260.0	$1,787	—	N/A
December 31, 2023	$260.0	$1,830	—	N/A
December 31, 2022	$260.0	$1,788	—	N/A
December 31, 2021	$260.0	$1,820	—	N/A
December 31, 2020	$260.0	$2,060	—	N/A
December 31, 2019	$260.0	$2,926	—	N/A

Class and Period	Total Amount Outstanding Exclusive of Treasury Securities(1) ($ in millions)	Asset Coverage per Unit(2)	Involuntary Liquidating Preference per Unit(3)	Average Market Value per Unit(4)
CLO III
June 30, 2024 (Unaudited)	$260.0	$1,787	—	N/A
December 31, 2023	$260.0	$1,830	—	N/A
December 31, 2022	$260.0	$1,788	—	N/A
December 31, 2021	$260.0	$1,820	—	N/A
December 31, 2020	$260.0	$2,060	—	N/A
CLO IV
June 30, 2024 (Unaudited)	$292.5	$1,787	—	N/A
December 31, 2023	$292.5	$1,830	—	N/A
December 31, 2022	$292.5	$1,788	—	N/A
December 31, 2021	$292.5	$1,820	—	N/A
December 31, 2020	$252.0	$2,060	—	N/A
CLO V
June 30, 2024 (Unaudited)	$509.6	$1,787	—	N/A
December 31, 2023	$509.6	$1,830	—	N/A
December 31, 2022	$509.6	$1,788	—	N/A
December 31, 2021	$196.0	$1,820	—	N/A
December 31, 2020	$196.0	$2,060	—	N/A
CLO VI(10)
June 30, 2024 (Unaudited)	$—	$—	—	N/A
December 31, 2023	$260.0	$1,830	—	N/A
December 31, 2022	$260.0	$1,788	—	N/A
December 31, 2021	$260.0	$1,820	—	N/A
CLO VII
June 30, 2024 (Unaudited)	$239.2	$1,787	—	N/A
December 31, 2023	$239.2	$1,830	—	N/A
December 31, 2022	$239.2	$1,788	—	N/A
CLO X
June 30, 2024 (Unaudited)	$260.0	$1,787	—	N/A
December 31, 2023	$260.0	$1,830	—	N/A
Subscription Credit Facility(5)
December 31, 2019	$—	$—	—	N/A
December 31, 2018	$883.0	$2,254	—	N/A
December 31, 2017	$393.5	$2,580	—	N/A
December 31, 2016	$495.0	$2,375	—	N/A
2023 Notes(7)
December 31, 2021	$—	$—	—	N/A
December 31, 2020	$150.0	$2,060	—	N/A
December 31, 2019	$150.0	$2,926	—	N/A
December 31, 2018	$150.0	$2,254	—	N/A
December 31, 2017	$138.5	$2,580	—	N/A
2024 Notes(11)
June 30, 2024 (Unaudited)	$—	$—	—	N/A
December 31, 2023	$400.0	$1,830	—	N/A
December 31, 2022	$400.0	$1,788	—	N/A
December 31, 2021	$400.0	$1,820	—	$1,089.7
December 31, 2020	$400.0	$2,060	—	$1,037.1
December 31, 2019	$400.0	$2,926	—	$1,039.3

Class and Period	Total Amount Outstanding Exclusive of Treasury Securities(1) ($ in millions)	Asset Coverage per Unit(2)	Involuntary Liquidating Preference per Unit(3)	Average Market Value per Unit(4)
2025 Notes
June 30, 2024 (Unaudited)	$425.0	$1,787	—	N/A
December 31, 2023	$425.0	$1,830	—	N/A
December 31, 2022	$425.0	$1,788	—	N/A
December 31, 2021	$425.0	$1,820	—	$1,057.3
December 31, 2020	$425.0	$2,060	—	$984.2
December 31, 2019	$425.0	$2,926	—	$997.9
July 2025 Notes
June 30, 2024 (Unaudited)	$500.0	$1,787	—	N/A
December 31, 2023	$500.0	$1,830	—	N/A
December 31, 2022	$500.0	$1,788	—	N/A
December 31, 2021	$500.0	$1,820	—	$1,049.9
December 31, 2020	$500.0	$2,060	—	$971.1
2026 Notes
June 30, 2024 (Unaudited)	$500.0	$1,787	—	N/A
December 31, 2023	$500.0	$1,830	—	N/A
December 31, 2022	$500.0	$1,788	—	N/A
December 31, 2021	$500.0	$1,820	—	$1,068.7
December 31, 2020	$500.0	$2,060	—	$1,018.5
July 2026 Notes
June 30, 2024 (Unaudited)	$1,000.0	$1,787	—	N/A
December 31, 2023	$1,000.0	$1,830	—	N/A
December 31, 2022	$1,000.0	$1,788	—	N/A
December 31, 2021	$1,000.0	$1,820	—	$1,032.8
December 31, 2020	$1,000.0	$2,060	—	$1,005.0
2027 Notes
June 30, 2024 (Unaudited)	$500.0	$1,787	—	N/A
December 31, 2023	$500.0	$1,830	—	N/A
December 31, 2022	$500.0	$1,788	—	N/A
December 31, 2021	$500.0	$1,820	—	$997.4
2028 Notes
June 30, 2024 (Unaudited)	$850.0	$1,787	—	N/A
December 31, 2023	$850.0	$1,830	—	N/A
December 31, 2022	$850.0	$1,788	—	N/A
December 31, 2021	$850.0	$1,820	—	$994.3
2029 Notes
June 30, 2024 (Unaudited)	$600.0	$1,787	—	N/A
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
Revolving Credit Facility
On August 26, 2022, we entered into an Amended and Restated Senior Secured Revolving Credit Agreement (the “Revolving Credit Facility”), which amends and restates in its entirety that certain Senior Secured Revolving Credit Agreement, dated as of February 1, 2017 (as amended, restated, supplemented or otherwise modified prior to August 26, 2022). The parties to the Revolving Credit Facility include us, as Borrower, the lenders from time to time parties thereto and Truist Bank, as Administrative Agent. On November 17, 2023 (the “Revolving Credit Facility First Amendment Date”), the parties to the Revolving Credit Facility entered into an amendment to the Revolving Credit Facility to, among other things, extend the availability period and maturity date for certain lenders. The following describes the terms of the Revolving Credit Facility as amended through June 28, 2024.
The Revolving Credit Facility is guaranteed by certain subsidiaries of ours in existence as of the Revolving Credit Facility First Amendment Date, and will be guaranteed by certain subsidiaries of ours that are formed or acquired by us thereafter (collectively, the “Guarantors”). Proceeds of the Revolving Credit Facility may be used for general corporate purposes, including the funding of portfolio investments.
As of June 28, 2024, the maximum principal amount of the Revolving Credit Facility is $2.05 billion (increased from $1.90 billion to $2.05 billion on June 28, 2024), subject to availability under the borrowing base, which is based on the portfolio investments and other outstanding indebtedness. The amount available for borrowing under the Revolving Credit Facility is reduced by any standby letters of credit issued through the Revolving Credit Facility. Maximum capacity under the Revolving Credit Facility may be increased to $2.78 billion through our exercise of an uncommitted accordion feature through which existing and new lenders may, at their option, agree to provide additional financing. The Revolving Credit Facility includes a $200.0 million limit for swingline loans and is secured by a perfected first-priority interest in substantially all of the portfolio investments held by us and each Guarantor, subject to certain exceptions.
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
The Adviser serves as collateral manager for the CLO I Refinancing Issuer under an amended and restated collateral management agreement dated as of the CLO I Refinancing Date (the “CLO I Refinancing Collateral Management Agreement”). The Adviser is entitled to receive fees for providing these services. The Adviser has waived its right to receive such fees but may rescind such waiver at any time; provided, however, that if the Adviser rescinds such waiver, the management fee payable to the Adviser pursuant to the Amended and Restated Investment Advisory Agreement, dated May 18, 2021, between us and the Adviser will be offset by the amount of the collateral management fee attributable to the CLO I Refinancing Issuer’s equity or notes owned by us. For further details, see “ITEM 1. – Notes to Consolidated Financial Statements – Note 5. Debt.”
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
The CLO III Debt was offered in reliance on Section 4(a)(2) of the Securities Act. The CLO III Debt has not been registered under the Securities Act or any state securities (e.g., “blue sky”) laws and, unless so registered, may not be offered or sold in the United States absent registration with the Securities and Exchange Commission or pursuant to an exemption from, or in a transaction not subject to, the registration requirements of the Securities Act as applicable. For further details, see “ITEM 1. – Notes to Consolidated Financial Statements – Note 5. Debt.”
CLO III Refinancing
On April 11, 2024 (the “CLO III Refinancing Date”), we completed a $260,000,000 term debt securitization refinancing (the “CLO III Refinancing”), also known as a collateralized loan obligation refinancing, which is a form of secured financing incurred by the Company. The secured notes issued in the CLO III Refinancing were issued by our consolidated subsidiary Owl Rock CLO III, LLC, a limited liability company organized under the laws of the State of Delaware (the “CLO III Issuer”) and are backed by a portfolio of collateral obligations consisting of middle market loans as well as by other assets of the CLO III Issuer.
The CLO III Refinancing was executed by (A) the issuance of the following classes of notes pursuant to an indenture and security agreement dated as of March 26, 2020 (the “Original CLO III Closing Date”) by and among Owl Rock CLO III, Ltd., as issuer (the “Original CLO III Issuer”), the CLO III Issuer, as co-issuer and State Street Bank and Trust Company, as supplemented by the first supplemental indenture dated as of July 18, 2023 and as further amended by the second supplemental indenture dated as of the CLO III Refinancing Date (the “CLO III Indenture”), by and between the CLO III Issuer and State Street Bank and Trust Company: (i) $228,000,000 of AAA(sf) Class A-R Notes, which bear interest at the Benchmark (as defined in the CLO III Indenture) plus 1.85% and (ii) $32,000,000 of AA(sf) Class B-R Notes, which bear interest at the Benchmark plus 2.35% (together, the “CLO III Secured Notes”). The CLO III Secured Notes are secured by middle market loans and other assets of the CLO III Issuer. The CLO III Secured Notes are scheduled to mature on the Payment Date (as defined in the CLO III Indenture) in April 2036. The CLO III Secured Notes were privately placed by SG Americas Securities, LLC. The proceeds from the CLO III Refinancing were used to redeem in full the classes of notes issued on the Original CLO III Closing Date and to pay expenses incurred in connection with the CLO III Refinancing. On the CLO III Refinancing Date, the Original CLO III Issuer was merged with and into the CLO III Issuer, with the CLO III Issuer surviving the merger. The CLO III Issuer assumed by all operation of law all of the rights and obligations of the Original CLO III Issuer, including the subordinated securities issued by the Original CLO III Issuer on the Original CLO III Closing Date.
On the Original CLO III Closing Date, the CLO III Issuer issued $135,310,000 of subordinated securities in the form of 135,310 preferred shares ($1,000 per preferred share) (the “CLO III Preferred Shares”). We acquired the CLO III Preferred Shares on the Original CLO III Closing Date. As of the CLO III Refinancing Date, the CLO III Preferred Shares remain outstanding and continue to be held by us. The CLO III Preferred Shares were issued by the CLO III Issuer as part of its issued share capital and are not secured by the collateral securing the CLO III Secured Notes. We act as retention holder in connection with the CLO III Refinancing for the purposes of satisfying certain U.S., European Union and United Kingdom regulations requiring sponsors of securitization transactions to retain exposure to the performance of the securitized assets and as such is required to retain a portion of the CLO III Preferred Shares.
On the Original CLO III Closing Date, the Original CLO III Issuer entered into a loan sale agreement with us, which provided for the sale and contribution of approximately $275 million par amount of middle market loans from us to the Original CLO III Issuer on the Original CLO III Closing Date and for future sales from us to the Original CLO III Issuer on an ongoing basis. As part of the CLO III Refinancing, the CLO III Issuer, as the successor to the Original CLO III Issuer, entered into an amended and restated loan sale agreement with us dated as of the CLO III Refinancing Date (the “CLO III Loan Sale Agreement”), pursuant to which the CLO III Issuer assumed all ongoing obligations of the Original CLO III Issuer under the original agreement and provides for future sales from us to the CLO III Issuer on an ongoing basis. Such loans constituted part of the portfolio of assets securing the CLO III Secured Notes. We made customary representations, warranties, and covenants to the CLO III Issuer under the applicable loan sale agreement.
Through April 20, 2028, a portion of the proceeds received by the CLO III Issuer from the loans securing the CLO III Secured Notes may be used by the CLO III Issuer to purchase additional middle market loans under the direction of the Adviser in its capacity as collateral manager for the CLO III Issuer and in accordance with our investing strategy and ability to originate eligible middle market loans.
The CLO III Secured Notes are the secured obligation of the CLO III Issuer, and the CLO III Indenture includes customary covenants and events of default. The CLO III Secured Notes have not been registered under the Securities Act of 1933, as amended

(the “Securities Act”), or any state securities (e.g., “blue sky”) laws, and may not be offered or sold in the United States absent registration with the Securities and Exchange Commission or pursuant to an applicable exemption from such registration.
The Adviser serves as collateral manager for the CLO III Issuer under an amended and restated collateral management agreement dated as of the CLO III Refinancing Date (the “CLO III Collateral Management Agreement”). The Adviser is entitled to receive fees for providing these services. The Adviser has waived its right to receive such fees but may rescind such waiver at any time; provided, however, that if the Adviser rescinds such waiver, the management fee payable to the Adviser pursuant to the Third Amended and Restated Investment Advisory Agreement, dated May 18, 2021, between the Adviser and us will be offset by the amount of the collateral management fee attributable to the CLO III Issuer’s equity or notes owned by us.
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
In connection with the issuance of the 2024 Notes, on April 10, 2019 we entered into centrally cleared interest rate swaps. The notional amount of the interest rate swaps was $400.0 million. We received fixed rate interest at 5.25% and paid variable rate interest based on six-month SOFR (plus a spread adjustment) plus 3.051%. The interest rate swap was unwound prior to its maturity on March 22, 2024 in connection with the 2024 Notes redemption. For the three months ended June 30, 2024, we did not make any periodic payments and during the six months ended June 30, 2024, we made a payment of $6.6 million in conjunction with unwinding the swap. For the three and six months ended June 30, 2023, we made periodic payments of $9.5 million and $9.5 million, respectively. The swap adjusted interest expense is included as a component of interest expense on our Consolidated Statements of Operations. Depending on the nature of the balance at period end, the fair value of the interest rate swap is either included as a component of accrued expenses and other liabilities or prepaid expenses and other assets on our Consolidated Statements of Assets and Liabilities. The change in fair value of the interest rate swap is offset by the change in fair value of the 2024 Notes, with the remaining difference included as a component of interest expense on the Consolidated Statements of Operations. For further details, see “ITEM 1. – Notes to Consolidated Financial Statements – Note 5. Debt.”
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
In connection with the issuance of the 2027 Notes, on April 26, 2021 we entered into centrally cleared interest rate swaps. The notional amount of the interest rate swaps is $500.0 million. We will receive fixed rate interest at 2.625% and pay variable rate interest based on six-month SOFR (plus a spread adjustment) plus 1.769%. The interest rate swaps mature on January 15, 2027. For the three months ended June 30, 2024 we did not make periodic payments and for the six months ended June 30, 2024 we made $11.6 million in periodic payments. For the three months ended June 30, 2023 we did not make periodic payments and for the six months ended June 30, 2023 we made $5.9 million in periodic payments. The interest expense related to the 2027 Notes is equally offset by the proceeds received from the interest rate swaps. The swap adjusted interest expense is included as a component of interest expense on the Company’s Consolidated Statements of Operations. As of June 30, 2024 and December 31, 2023, the interest rate swap had a fair value of $(43.5) million and $(42.1) million, respectively. Depending on the nature of the balance at period end, the fair value of the interest rate swap is either included as a component of accrued expenses and other liabilities or prepaid expenses and other assets on our Consolidated Statements of Assets and Liabilities. The change in fair value of the interest rate swap is offset by the change in fair value of the 2027 Notes, with the remaining difference included as a component of interest expense on the Consolidated Statements of Operations. For further details, see “ITEM 1. – Notes to Consolidated Financial Statements – Note 5. Debt.”
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
In connection with the issuance of the 2029 Notes, on February 9, 2024, we entered into centrally cleared interest rate swaps. The notional amount of the interest rate swaps is $600.0 million. We will receive fixed rate interest at 5.95% and pay variable rate interest based on six-month SOFR (plus a spread adjustment) plus 2.118%. The interest rate swaps mature on February 15, 2029. For the three and six months ended June 30, 2024 we did not make periodic payments. The interest expense related to the 2029 Notes is equally offset by the proceeds received from the interest rate swaps. The swap adjusted interest expense is included as a component of interest expense on our Consolidated Statements of Operations. As of June 30, 2024, the interest rate swap had a fair value of $(8.1) million. Depending on the nature of the balance at period end, the fair value of the interest rate swap is either included as a component of accrued expenses and other liabilities or prepaid expenses and other assets on our Consolidated Statements of Assets and Liabilities. The change in fair value of the interest rate swaps is offset by the change in fair value of the 2029 Notes, with the remaining difference included as a component of interest expense on the Consolidated Statements of Operations.

Off-Balance Sheet Arrangements
Portfolio Company Commitments
From time to time, we may enter into commitments to fund investments. The table below presents our outstanding commitments to fund investments in current portfolio companies as of the following periods:

Company ($ in thousands)	Investment	June 30, 2024	December 31, 2023
3ES Innovation Inc. (dba Aucerna)	First lien senior secured revolving loan	$3,893	$1,343
AAM Series 1.1 Rail and Domestic Intermodal Feeder, LLC	LLC Interest	62,877	5,324
AAM Series 2.1 Aviation Feeder, LLC	LLC Interest	60,000	309
Aerosmith Bidco Limited (dba Audiotonix)	First lien senior secured delayed draw term loan	279,494	—
Aerosmith Bidco Limited (dba Audiotonix)	First lien senior secured revolving loan	26,220	—
Allied Benefit Systems Intermediate LLC	First lien senior secured delayed draw term loan	155	155
AlphaSense, Inc.	First lien senior secured delayed draw term loan	141	—
AlphaSense, Inc.	First lien senior secured delayed draw term loan	143	—
AmeriLife Holdings LLC	First lien senior secured delayed draw term loan	194	183
AmeriLife Holdings LLC	First lien senior secured revolving loan	91	91
Anaplan, Inc.	First lien senior secured revolving loan	9,722	9,722
Apex Service Partners, LLC	First lien senior secured delayed draw term loan	643	4,807
Apex Service Partners, LLC	First lien senior secured revolving loan	1,140	1,895
Aptean Acquiror, Inc. (dba Aptean)	First lien senior secured delayed draw term loan	135	—
Aptean Acquiror, Inc. (dba Aptean)	First lien senior secured revolving loan	73	—
Arctic Holdco, LLC (dba Novvia Group)	First lien senior secured delayed draw term loan	7,500	7,500
Artifact Bidco, Inc. (dba Aveta)	First lien senior secured delayed draw term loan	2,228	—
Artifact Bidco, Inc. (dba Aveta)	First lien senior secured revolving loan	1,149	—
Artifact Bidco, Inc. (dba Aveta)	First lien senior secured revolving loan	443	—
Ascend Buyer, LLC (dba PPC Flexible Packaging)	First lien senior secured revolving loan	377	377
Associations, Inc.	First lien senior secured delayed draw term loan	27,748	412
Associations, Inc.	First lien senior secured revolving loan	22,234	21,290
Aurelia Netherlands Midco 2 B.V.	First lien senior secured EUR delayed draw term loan	—	27,804
Aurelia Netherlands Midco 2 B.V.	First lien senior secured NOK delayed draw term loan	—	29,096
Aurelia Netherlands Midco 2 B.V.	First lien senior secured EUR revolving loan	—	3,089
Azurite Intermediate Holdings, Inc. (dba Alteryx, Inc.)	First lien senior secured delayed draw term loan	2,993	—
Azurite Intermediate Holdings, Inc. (dba Alteryx, Inc.)	First lien senior secured revolving loan	1,330	—
Baker Tilly Advisory Group, L.P.	First lien senior secured delayed draw term loan	11,162	—
Baker Tilly Advisory Group, L.P.	First lien senior secured revolving loan	12,278	—
Bamboo US BidCo LLC	First lien senior secured delayed draw term loan	623	716
Bamboo US BidCo LLC	First lien senior secured revolving loan	1,026	1,026
Bayshore Intermediate #2, L.P. (dba Boomi)	First lien senior secured revolving loan	6,913	5,531
BCPE Osprey Buyer, Inc. (dba PartsSource)	First lien senior secured delayed draw term loan	21,075	25,500
BCPE Osprey Buyer, Inc. (dba PartsSource)	First lien senior secured revolving loan	5,533	8,167
BCTO BSI Buyer, Inc. (dba Buildertrend)	First lien senior secured revolving loan	8,036	8,036
Blast Bidco Inc. (dba Bazooka Candy Brands)	First lien senior secured revolving loan	3,448	3,448
BP Veraison Buyer, LLC (dba Sun World)	First lien senior secured revolving loan	8,716	8,716
BradyPLUS Holdings, LLC (f/k/a BradyIFS Holdings, LLC)	First lien senior secured delayed draw term loan	5,938	11,801
BradyPLUS Holdings, LLC (f/k/a BradyIFS Holdings, LLC)	First lien senior secured revolving loan	12,026	12,026
Brightway Holdings, LLC	First lien senior secured revolving loan	3,158	1,737
Broadcast Music, Inc.	First lien senior secured revolving loan	4,878	—
Catalis Intermediate, Inc. (fka GovBrands Intermediate, Inc.)	First lien senior secured revolving loan	520	520
CivicPlus, LLC	First lien senior secured revolving loan	2,698	1,781
Coupa Holdings, LLC	First lien senior secured delayed draw term loan	70	70

Company ($ in thousands)	Investment	June 30, 2024	December 31, 2023
Coupa Holdings, LLC	First lien senior secured revolving loan	54	54
Cresset Capital Management, LLC	First lien senior secured delayed draw term loan	3,806	—
Cresset Capital Management, LLC	First lien senior secured delayed draw term loan	2,239	—
Cresset Capital Management, LLC	First lien senior secured revolving loan	1,119	—
Crewline Buyer, Inc. (dba New Relic)	First lien senior secured revolving loan	11,063	11,063
DCG ACQUISITION CORP. (dba DuBois Chemical)	First lien senior secured delayed draw term loan	9,328	—
DCG ACQUISITION CORP. (dba DuBois Chemical)	First lien senior secured revolving loan	9,328	—
Delinea Buyer, Inc. (f/k/a Centrify)	First lien senior secured revolving loan	6,817	6,817
Denali BuyerCo, LLC (dba Summit Companies)	First lien senior secured revolving loan	2,998	2,998
Dresser Utility Solutions, LLC	First lien senior secured delayed draw term loan	5,131	—
Dresser Utility Solutions, LLC	First lien senior secured revolving loan	7,183	—
DuraServ LLC	First lien senior secured delayed draw term loan	27,262	—
DuraServ LLC	First lien senior secured revolving loan	13,631	—
EET Buyer, Inc. (dba e-Emphasys)	First lien senior secured revolving loan	455	364
Endries Acquisition, Inc.	First lien senior secured delayed draw term loan	—	20,370
Endries Acquisition, Inc.	First lien senior secured delayed draw term loan	7,835	7,835
Entertainment Benefits Group, LLC	First lien senior secured revolving loan	—	80
Essential Services Holding Corporation	First lien senior secured delayed draw term loan	3,866	—
Essential Services Holding Corporation	First lien senior secured revolving loan	2,416	—
Evolution BuyerCo, Inc. (dba SIAA)	First lien senior secured delayed draw term loan	19,925	23,910
Evolution BuyerCo, Inc. (dba SIAA)	First lien senior secured revolving loan	10,709	10,709
FARADAY BUYER, LLC (dba MacLean Power Systems)	First lien senior secured delayed draw term loan	11,130	11,130
Finastra USA, Inc.	First lien senior secured revolving loan	8,278	6,808
Forescout Technologies, Inc.	First lien senior secured delayed draw term loan	—	48,750
Forescout Technologies, Inc.	First lien senior secured revolving loan	11,320	5,345
Fortis Solutions Group, LLC	First lien senior secured revolving loan	369	439
FR Vision Holdings, Inc. (dba CHA Consulting)	First lien senior secured delayed draw term loan	6,081	—
FR Vision Holdings, Inc. (dba CHA Consulting)	First lien senior secured revolving loan	2,057	—
Fullsteam Operations, LLC	First lien senior secured delayed draw term loan	7,456	3,211
Fullsteam Operations, LLC	First lien senior secured revolving loan	500	500
Gainsight, Inc.	First lien senior secured revolving loan	1,673	1,727
Galls, LLC	First lien senior secured delayed draw term loan	32,795	—
Galls, LLC	First lien senior secured revolving loan	12,462	20,967
Galway Borrower LLC	First lien senior secured delayed draw term loan	1,554	—
Galway Borrower LLC	First lien senior secured revolving loan	169	—
Gaylord Chemical Company, L.L.C.	First lien senior secured revolving loan	13,202	13,202
Gehl Foods, LLC	First lien senior secured delayed draw term loan	5,339	—
Gerson Lehrman Group, Inc.	First lien senior secured revolving loan	6,217	21,563
GI Apple Midco LLC (dba Atlas Technical Consultants)	First lien senior secured delayed draw term loan	141	141
GI Apple Midco LLC (dba Atlas Technical Consultants)	First lien senior secured revolving loan	87	49
GI Ranger Intermediate, LLC (dba Rectangle Health)	First lien senior secured revolving loan	369	147
Global Music Rights, LLC	First lien senior secured revolving loan	3,871	667
Granicus, Inc.	First lien senior secured delayed draw term loan	1,157	—
Granicus, Inc.	First lien senior secured revolving loan	1,079	939
H&F Opportunities LUX III S.À R.L (dba Checkmarx)	First lien senior secured revolving loan	16,250	16,250
Hercules Borrower, LLC (dba The Vincit Group)	First lien senior secured revolving loan	20,916	20,916
HGH Purchaser, Inc. (dba Horizon Services)	First lien senior secured revolving loan	16,548	165
Hissho Sushi Merger Sub, LLC	First lien senior secured revolving loan	70	70
Hyland Software, Inc.	First lien senior secured revolving loan	2,520	2,520
Icefall Parent, Inc. (dba EngageSmart)	First lien senior secured revolving loan	2,100	—
Ideal Image Development, LLC	First lien senior secured delayed draw term loan	—	659
Ideal Tridon Holdings, Inc.	First lien senior secured revolving loan	2,561	2,561
IG Investments Holdings, LLC (dba Insight Global)	First lien senior secured revolving loan	5,294	3,974
Indigo Buyer, Inc. (dba Inovar Packaging Group)	First lien senior secured revolving loan	22	60

Company ($ in thousands)	Investment	June 30, 2024	December 31, 2023
Indikami Bidco, LLC (dba IntegriChain)	First lien senior secured delayed draw term loan	2,218	2,218
Indikami Bidco, LLC (dba IntegriChain)	First lien senior secured revolving loan	1,014	1,585
Integrity Marketing Acquisition, LLC	First lien senior secured delayed draw term loan	37,787	54,441
Integrity Marketing Acquisition, LLC	First lien senior secured revolving loan	13,533	13,533
Interoperability Bidco, Inc. (dba Lyniate)	First lien senior secured delayed draw term loan	4,444	—
Interoperability Bidco, Inc. (dba Lyniate)	First lien senior secured revolving loan	5,266	3,054
IRI Group Holdings, Inc. (f/k/a Circana Group, L.P. (f/k/a The NPD Group, L.P.))	First lien senior secured revolving loan	525	1,238
JS PARENT, INC. (dba Jama Software)	First lien senior secured revolving loan	88	—
Kaseya Inc.	First lien senior secured delayed draw term loan	1,008	1,065
Kaseya Inc.	First lien senior secured revolving loan	850	850
KENE Acquisition, Inc. (dba Entrust Solutions Group)	First lien senior secured delayed draw term loan	5,112	—
KENE Acquisition, Inc. (dba Entrust Solutions Group)	First lien senior secured revolving loan	1,534	—
KPSKY Acquisition, Inc. (dba BluSky)	First lien senior secured delayed draw term loan	290	290
KRIV Acquisition Inc. (dba Riveron)	First lien senior secured delayed draw term loan	945	945
KRIV Acquisition Inc. (dba Riveron)	First lien senior secured revolving loan	853	853
KWOL Acquisition Inc. (dba Worldwide Clinical Trials)	First lien senior secured revolving loan	6,279	5,860
Lightbeam Bidco, Inc. (dba Lazer Spot)	First lien senior secured revolving loan	476	476
Lignetics Investment Corp.	First lien senior secured revolving loan	235	784
LineStar Integrity Services LLC	First lien senior secured delayed draw term loan	2,583	—
Litera Bidco LLC	First lien senior secured delayed draw term loan	27,260	—
Litera Bidco LLC	First lien senior secured delayed draw term loan	14,361	—
Litera Bidco LLC	First lien senior secured revolving loan	8,174	5,738
LSI Financing 1 DAC	Preferred equity	107,878	—
Maple Acquisition, LLC (dba Medicus)	First lien senior secured delayed draw term loan	12,103	—
Maple Acquisition, LLC (dba Medicus)	First lien senior secured revolving loan	9,078	—
Mario Purchaser, LLC (dba Len the Plumber)	First lien senior secured delayed draw term loan	4,143	3,729
Mario Purchaser, LLC (dba Len the Plumber)	First lien senior secured revolving loan	1,289	967
Medline Borrower, LP	First lien senior secured revolving loan	7,190	7,190
MHE Intermediate Holdings, LLC (dba OnPoint Group)	First lien senior secured revolving loan	15,536	15,536
Milan Laser Holdings LLC	First lien senior secured revolving loan	2,205	3,007
MINDBODY, Inc.	First lien senior secured revolving loan	6,071	6,071
Ministry Brands Holdings, LLC	First lien senior secured revolving loan	68	32
Minotaur Acquisition, Inc. (dba Inspira Financial)	First lien senior secured delayed draw term loan	24,666	—
Minotaur Acquisition, Inc. (dba Inspira Financial)	First lien senior secured delayed draw term loan	24,666	—
Minotaur Acquisition, Inc. (dba Inspira Financial)	First lien senior secured revolving loan	15,174	—
Monotype Imaging Holdings Inc.	First lien senior secured delayed draw term loan	9,536	—
Monotype Imaging Holdings Inc.	First lien senior secured revolving loan	14,304	—
National Dentex Labs LLC (fka Barracuda Dental LLC)	First lien senior secured delayed draw term loan	3,512	—
National Dentex Labs LLC (fka Barracuda Dental LLC)	First lien senior secured revolving loan	656	2,341
Natural Partners, LLC	First lien senior secured revolving loan	41	68
NELIPAK EUROPEAN HOLDINGS COÖPERATIEF U.A.	First lien senior secured EUR delayed draw term loan	15,072	—
NELIPAK EUROPEAN HOLDINGS COÖPERATIEF U.A.	First lien senior secured EUR revolving loan	2,566	5,674
Nelipak Holding Company	First lien senior secured delayed draw term loan	7,680	—
Nelipak Holding Company	First lien senior secured revolving loan	3,553	5,360
NMI Acquisitionco, Inc. (dba Network Merchants)	First lien senior secured revolving loan	1,652	1,652
Norvax, LLC (dba GoHealth)	First lien senior secured revolving loan	5,311	12,273
Notorious Topco, LLC (dba Beauty Industry Group)	First lien senior secured revolving loan	9,577	8,939
OB Hospitalist Group, Inc.	First lien senior secured revolving loan	8,281	9,291
Ocala Bidco, Inc.	First lien senior secured delayed draw term loan	—	18,988
Ole Smoky Distillery, LLC	First lien senior secured revolving loan	116	116
Pacific BidCo Inc.	First lien senior secured delayed draw term loan	—	3,436
Park Place Technologies, LLC	First lien senior secured delayed draw term loan	368	—

Company ($ in thousands)	Investment	June 30, 2024	December 31, 2023
Park Place Technologies, LLC	First lien senior secured revolving loan	245	—
Patriot Acquisition TopCo S.A.R.L (dba Corza Health, Inc.)	First lien senior secured revolving loan	13,538	10,637
PDI TA Holdings, Inc.	First lien senior secured delayed draw term loan	3,467	—
PDI TA Holdings, Inc.	First lien senior secured revolving loan	1,525	—
PerkinElmer U.S. LLC	First lien senior secured delayed draw term loan	3,936	—
Peter C. Foy & Associates Insurance Services, LLC (dba PCF Insurance Services)	First lien senior secured revolving loan	6,161	6,161
PetVet Care Centers, LLC	First lien senior secured delayed draw term loan	14,114	14,114
PetVet Care Centers, LLC	First lien senior secured revolving loan	14,812	14,812
Ping Identity Holding Corp.	First lien senior secured revolving loan	91	91
Plasma Buyer LLC (dba PathGroup)	First lien senior secured delayed draw term loan	15	176
Plasma Buyer LLC (dba PathGroup)	First lien senior secured revolving loan	33	50
Pluralsight, LLC	First lien senior secured revolving loan	—	1,390
PPV Intermediate Holdings, LLC	First lien senior secured delayed draw term loan	29	57
PPV Intermediate Holdings, LLC	First lien senior secured revolving loan	67	67
Premise Health Holding Corp.	First lien senior secured revolving loan	5,526	—
Project Power Buyer, LLC (dba PEC-Veriforce)	First lien senior secured revolving loan	3,188	3,188
PS Operating Company LLC (fka QC Supply, LLC)	First lien senior secured revolving loan	825	1,217
Pye-Barker Fire & Safety, LLC	First lien senior secured delayed draw term loan	92,254	—
Pye-Barker Fire & Safety, LLC	First lien senior secured revolving loan	17,045	—
QAD, Inc.	First lien senior secured revolving loan	3,429	3,429
Quva Pharma, Inc.	First lien senior secured revolving loan	1,760	4,000
Relativity ODA LLC	First lien senior secured revolving loan	7,333	7,333
RL Datix Holdings (USA), Inc.	First lien senior secured delayed draw term loan	9,639	—
RL Datix Holdings (USA), Inc.	First lien senior secured revolving loan	8,440	—
SailPoint Technologies Holdings, Inc.	First lien senior secured revolving loan	4,358	4,358
Sara Lee Frozen Bakery, LLC (fka KSLB Holdings, LLC)	First lien senior secured revolving loan	2,076	5,880
Securonix, Inc.	First lien senior secured revolving loan	149	153
Sensor Technology Topco, Inc. (dba Humanetics)	First lien senior secured delayed draw term loan	1,319	—
Sensor Technology Topco, Inc. (dba Humanetics)	First lien senior secured EUR delayed draw term loan	288	—
Sensor Technology Topco, Inc. (dba Humanetics)	First lien senior secured revolving loan	3,641	2,506
SimpliSafe Holding Corporation	First lien senior secured delayed draw term loan	—	566
Smarsh Inc.	First lien senior secured delayed draw term loan	95	95
Smarsh Inc.	First lien senior secured revolving loan	4	8
Sonny's Enterprises, LLC	First lien senior secured delayed draw term loan	373	573
Sonny's Enterprises, LLC	First lien senior secured delayed draw term loan	23,626	—
Sonny's Enterprises, LLC	First lien senior secured revolving loan	18,976	17,969
Spotless Brands, LLC	First lien senior secured revolving loan	783	1,023
Summit Acquisition Inc. (dba K2 Insurance Services)	First lien senior secured delayed draw term loan	178	178
Summit Acquisition Inc. (dba K2 Insurance Services)	First lien senior secured revolving loan	89	89
Swipe Acquisition Corporation (dba PLI)	First lien senior secured delayed draw term loan	3,572	6,228
Swipe Acquisition Corporation (dba PLI)	Letter of credit	7,118	7,118
SWK BUYER, Inc. (dba Stonewall Kitchen)	First lien senior secured revolving loan	67	70
Tall Tree Foods, Inc.	First lien senior secured delayed draw term loan	1,500	1,500
Tamarack Intermediate, L.L.C. (dba Verisk 3E)	First lien senior secured delayed draw term loan	—	62
Tamarack Intermediate, L.L.C. (dba Verisk 3E)	First lien senior secured revolving loan	141	141
Tempo Buyer Corp. (dba Global Claims Services)	First lien senior secured revolving loan	97	105
The Better Being Co., LLC (fka Nutraceutical International Corporation)	First lien senior secured revolving loan	10,320	5,431
The Shade Store, LLC	First lien senior secured revolving loan	2,653	327
THG Acquisition, LLC (dba Hilb)	First lien senior secured revolving loan	5,547	6,695
Thunder Purchaser, Inc. (dba Vector Solutions)	First lien senior secured revolving loan	1,042	2,248
Troon Golf, L.L.C.	First lien senior secured revolving loan	21,622	21,622

Company ($ in thousands)	Investment	June 30, 2024	December 31, 2023
Ultimate Baked Goods Midco, LLC	First lien senior secured revolving loan	8,081	9,946
Unified Women's Healthcare, LP	First lien senior secured delayed draw term loan	10,823	15,000
Unified Women's Healthcare, LP	First lien senior secured revolving loan	88	88
USRP Holdings, Inc. (dba U.S. Retirement and Benefits Partners)	First lien senior secured revolving loan	4,239	4,239
Valence Surface Technologies LLC	First lien senior secured revolving loan	49	49
Velocity HoldCo III Inc. (dba VelocityEHS)	First lien senior secured revolving loan	1,340	1,172
Walker Edison Furniture Company LLC	First lien senior secured delayed draw term loan	2,389	7,026
When I Work, Inc.	First lien senior secured revolving loan	925	925
Wingspire Capital Holdings LLC	LLC Interest	52,470	61,855
WU Holdco, Inc. (dba Weiman Products, LLC)	First lien senior secured revolving loan	5,378	8,835
XRL 1 LLC (dba XOMA)	First lien senior secured delayed draw term loan	2,500	2,500
Zendesk, Inc.	First lien senior secured delayed draw term loan	17,352	17,352
Zendesk, Inc.	First lien senior secured revolving loan	7,145	7,145
Total Unfunded Portfolio Company Commitments		$1,834,785	$954,831
We seek to carefully consider our unfunded portfolio company commitments for the purpose of planning our ongoing financial leverage. Further, we consider any outstanding unfunded portfolio company commitments we are required to fund within the 150% asset coverage limitation. As of June 30, 2024, we believed we had adequate financial resources to satisfy the unfunded portfolio company commitments.
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
On November 1, 2022, our Board approved a repurchase program (the “2022 Stock Repurchase Program”) under which we may repurchase up to $150 million of our outstanding common stock. Under the 2022 Stock Repurchase Program, purchases may be made at management’s discretion from time to time in open-market transactions, in accordance with all applicable securities laws and regulations. Unless extended by the Board, the 2022 Stock Repurchase Program terminates 18-months from the date it was approved and on May 2, 2024, the 2022 Stock Repurchase Program ended in accordance with its terms. Since the 2022 Stock Repurchase Program’s inception, the agent has repurchased 4,090,138 shares of common stock pursuant to the 2022 Stock Repurchase Program for approximately $50.0 million. For the period ended June 30, 2024, there were no repurchases under the 2022 Stock Repurchase Program.
On May 6, 2024, our Board approved a repurchase program (the “2024 Stock Repurchase Program”) under which we may repurchase up to $150 million of our common stock. Under the 2024 Stock Repurchase Program, purchases may be made at management's discretion from time to time in open-market transactions, in accordance with all applicable rules and regulations. Unless extended by the Board, the 2024 Stock Repurchase Program will terminate 18-months from the date it was approved. There were no repurchases during the period ended June 30, 2024.
From time to time, we may become a party to certain legal proceedings incidental to the normal course of its business. At June 30, 2024, we were not aware of any material pending or threatened litigation that would require accounting recognition or financial statement disclosure.

Contractual Obligations
The table below presents a summary of our contractual payment obligations under our credit facilities as of June 30, 2024:

	Payments Due by Period
($ in millions)	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
Revolving Credit Facility	$662.3	$—	$17.4	$644.9	$—
SPV Asset Facility II	300.0	—	—	—	300.0
CLO I	390.0	—	—	—	390.0
CLO II	260.0	—	—	—	260.0
CLO III	260.0	—	—	—	260.0
CLO IV	292.5	—	—	—	292.5
CLO V	509.6	—	—	—	509.6
CLO VII	239.2	—	—	—	239.2
CLO X	260.0	—	—	—	260.0
2025 Notes	425.0	425.0	—	—	—
July 2025 Notes	500.0	—	500.0	—	—
2026 Notes	500.0	—	500.0	—	—
July 2026 Notes	1,000.0	—	1,000.0	—	—
2027 Notes	500.0	—	500.0	—	—
2028 Notes	850.0	—	—	850.0	—
2029 Notes	600.0	—	—	600.0	—
Total Contractual Obligations	$7,548.6	$425.0	$2,517.4	$2,094.9	$2,511.3
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
Interest and Dividend Income Recognition
Interest income is recorded on the accrual basis and includes amortization and accretion of discounts or premiums. Certain investments may have contractual payment-in-kind (“PIK”) interest or dividends. PIK interest or dividends represent accrued interest or dividends that are added to the principal amount of the investment on the respective interest or dividend payment dates rather than being paid in cash and generally becomes due at maturity or at the occurrence of a liquidation event. For the three and six months ended June 30, 2024, PIK interest and PIK dividend income earned was $53.4 million and $104.9 million representing 13.5% and 13.2% of investment income, respectively. Discounts to par value on securities purchased are amortized into interest income over the contractual life of the respective security using the effective yield method. Premiums to par value on securities purchased are amortized to first call date. The amortized cost of investments represents the original cost adjusted for the amortization or accretion of discounts or premiums, if any. Upon prepayment of a loan or debt security, any prepayment premiums, unamortized upfront loan origination fees and unamortized discounts are recorded as interest income in the current period.
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

Recent Developments
Dividend
On August 6, 2024, our Board declared a third quarter dividend of $0.37 per share for stockholders of record as of September 30, 2024, payable on or before October 15, 2024 and a second quarter supplemental dividend of $0.06 per share for stockholders of record as of August 30, 2024, payable on or before September 13, 2024.
Revolving Credit Facility
On July 31, 2024, we increased the amount of revolving commitments by $75.0 million through the increase of an existing lender’s commitment. The aggregate revolving commitments of the Revolving Credit Facility increased from $2.05 billion to $2.12 billion.
Merger Agreement with Blue Owl Capital Corporation III
On August 7, 2024, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Blue Owl Capital Corporation III, a Maryland corporation (“OBDE”), Cardinal Merger Sub, Inc., a Maryland corporation and wholly owned subsidiary of the Company (“Merger Sub”), and, solely for the limited purposes set forth therein, the Adviser and the Blue Owl Diversified Credit Advisers LLC, a Delaware limited liability company and investment advisor to OBDE (“ODCA”). The Merger Agreement provides that, subject to the conditions set forth in the Merger Agreement, Merger Sub will be merged with and into OBDE, with OBDE continuing as the surviving company and as our wholly-owned subsidiary (the “Initial Merger”), and, immediately thereafter, OBDE will merge with and into us and we will continue as the surviving company (the “Second Merger” and together, with the Initial Merger, the “Mergers”). The parties to the Merger Agreement intend the Mergers to be treated as a “reorganization” within the meaning of Section 368(a) of the Code.
Effective upon the closing of the Mergers, each share of OBDE common stock issued and outstanding immediately prior to the effective time of the Mergers, except for shares, if any, owned by us or any of our consolidated subsidiaries, will be converted into the right to receive a number of our common stock equal to the Exchange Ratio (as defined below), plus any cash (without interest) in lieu of fractional shares, in connection with the closing of the Mergers.
Under the terms of the Merger Agreement, the “Exchange Ratio” will be determined as of a mutually agreed date (such date, the “Determination Date”) no earlier than 48 hours (excluding Sundays and holidays) prior to the effective date of the Mergers and based on (i) the net asset value (“NAV”) per share of our common stock (the “OBDC Per Share NAV”) and the adjusted net asset value per share of OBDE (the “OBDE Per Share NAV”) and (ii) the closing price per share of our common stock on the NYSE on either the Determination Date or, if the NYSE is closed on the Determination Date, the most recent trading day prior to the Determination Date (the “OBDC Common Stock Price”).
The Exchange Ratio will be calculated as follows:
i.if the quotient of the OBDC Common Stock Price and the OBDC Per Share NAV is less than or equal to 100%, then the Exchange Ratio shall be the quotient (rounded to the fourth nearest decimal) of the OBDE Per Share NAV and the OBDC Per Share NAV;
ii.if the quotient of the OBDC Common Stock Price and the OBDC Per Share NAV is greater than 100% but less than or equal to 104.50%, then the Exchange Ratio shall be equal to the quotient (rounded to the fourth nearest decimal) of (A) the product of (x) the OBDE Per Share NAV and (y) the sum of (i) 1.00 and (ii) 50% of the difference between (a) the quotient of (I) the OBDC Common Stock Price and (II) the OBDC Per Share NAV and (b) 1.00 and (B) the OBDC Common Stock Price; or
iii.if the quotient of the OBDC Common Stock Price and the OBDC Per Share NAV is greater than 104.5%, then the Exchange Ratio shall be equal to the quotient (rounded to the fourth nearest decimal) of (A) the product of (x) the OBDE Per Share NAV and (y) 102.25% and (B) the OBDC Common Stock Price.
Consummation of the Mergers, which is currently anticipated to occur during the first quarter of 2025, is subject to certain closing conditions, including (1) requisite approvals of OBDE’s and our shareholders, (2) the absence of certain enumerated legal impediments to the consummation of the Mergers, (3) effectiveness of the registration statement for our common stock to be issued as consideration in the Mergers, (4) subject to certain exceptions, the accuracy of the representations and warranties and compliance with the covenants of each party to the Merger Agreement, (5) required regulatory approvals (including expiration of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended), (6) the absence of a material adverse effect in respect of the parties, and (7) the receipt of customary legal opinions to the effect that the Mergers will be treated as a “reorganization” within the meaning of Section 368(a) of the Code by the parties.
Prior to the anticipated closing of the Mergers, we and OBDE intend to declare and pay ordinary course quarterly dividends.
Prior to the anticipated closing of the Mergers, subject to the approval of OBDE’s board of directors, OBDE will declare a dividend to its shareholders equal to any undistributed net investment income estimated to be remaining as of the closing of the Mergers. This will include any unpaid special dividends previously declared in conjunction with OBDE’s listing in January 2024.

The foregoing summary description of the Merger Agreement and the transactions contemplated thereby is subject to and qualified in its entirety by reference to the Merger Agreement, a copy of which has been filed as Exhibit 2.1 to our Current Report on Form 8-K, dated August 7, 2024, the terms of which are incorporated herein by reference. In connection with the Mergers, we and OBDE plan to file with the SEC and mail to our respective shareholders a joint proxy statement/prospectus (the “Joint Proxy Statement”) and we plan to file with the SEC a registration statement on Form N-14 (the “Registration Statement”) that will include the Joint Proxy Statement and a prospectus.

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
As of June 30, 2024, 96.5% of our debt investments based on fair value were floating rates. Additionally, the weighted average floor, based on fair value, of our debt investments was 0.8% and the majority of our debt investments have a floor of 1.0%. The Revolving Credit Facility and SPV Asset Facility II bear interest at variable interest rates with a floor of 0%. The 2025 Notes, July 2025 Notes, 2026 Notes, July 2026 Notes, 2027 Notes, 2028 Notes and 2029 Notes bear interest at fixed rates. The 2027 Notes and 2029 Notes are hedged against interest rate swaps instruments. CLO III, CLO IV and CLO X bear interest at variables rates. CLO I, CLO II, CLO V and CLO VII bear interest at fixed and variable rates.
Based on our Consolidated Statements of Assets and Liabilities as of June 30, 2024, the following table shows the annualized impact on net income of hypothetical base rate changes in interest rates on our debt investments (considering interest rate floors for floating rate instruments) assuming each floating rate investment is subject to 3-month reference rate election and there are no changes in our investment and borrowing structure:

($ in millions)	Interest Income	Interest Expense(1)	Net Income(2)
Up 300 basis points	$323,021	$123,720	$199,301
Up 200 basis points	215,347	82,480	132,867
Up 100 basis points	107,674	41,240	66,434
Down 100 basis points	(107,674)	(41,240)	(66,434)
Down 200 basis points	(215,347)	(82,480)	(132,867)
Down 300 basis points	(323,021)	(123,720)	(199,301)
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
Credit Risk
We generally endeavor to minimize our risk of exposure by limiting to reputable financial institutions the counterparties with which we enter into financial transactions. As of June 30, 2024 and December 31, 2023, we held the majority of our cash balances with a single highly rated money center bank and such balances are in excess of Federal Deposit Insurance Corporation insured limits. We seek to mitigate this exposure by monitoring the credit standing of these financial institutions.
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
(b) Changes in Internal Controls Over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Sales of shares of our common stock after the completion of the Mergers may cause the market price of our common stock to decline.
At the effective time of the Mergers, each share of OBDE common stock issued and outstanding immediately prior to such time (other than shares owned by us or any of our consolidated subsidiaries), will be converted into the right to receive a number of shares of our common stock equal to the Exchange Ratio, plus any cash (without interest) in lieu of fractional shares.
Former OBDE shareholders may decide not to hold the shares of our common stock that they will receive pursuant to the Merger Agreement. Depending on the closing date for the Mergers, a portion of the OBDE common stock outstanding prior to the Mergers may be subject to transfer restrictions (or “lock-ups”) that will be waived immediately prior to the closing. Certain of OBDE’s shareholders, such as funds with limitations on their permitted holdings of stock in individual issuers, may be required to sell the shares of our common stock that they receive pursuant to the Merger Agreement. In addition, our shareholders may decide not to hold their shares of our common stock after completion of the Mergers. In each case, such sales of our common stock could have the effect of depressing the market price for our common stock and may take place soon after the completion of the Mergers.
Our shareholders will experience a reduction in percentage ownership and voting power in the combined company as a result of the Mergers.
Our shareholders will experience a substantial reduction in their respective percentage ownership interests and effective voting power in respect of the combined company relative to their respective percentage ownership interests in us prior to the Mergers. Consequently, our shareholders should generally expect to exercise less influence over the management and policies of the combined company following the Mergers than they currently exercise over our management and policies.
Prior to completion of the Mergers, subject to certain restrictions in the Merger Agreement, and certain restrictions under the 1940 Act for issuances at prices below the then current NAV per share of our common stock and OBDE’s common stock, we and OBDE may issue additional shares of our common stock and OBDE common stock, respectively, which would further reduce the percentage ownership of the combined company to be held by our current shareholders or to be held by OBDE shareholders, as applicable.
We may be unable to realize the benefits anticipated by the Mergers, including estimated cost savings, or it may take longer than anticipated to achieve such benefits.
The realization of certain benefits anticipated as a result of the Mergers will depend in part on the integration of OBDE’s investment portfolio with our investment portfolio and the integration of OBDE’s business with our business. There can be no assurance that OBDE’s investment portfolio or business can be operated profitably or integrated successfully into our operations in a timely fashion or at all. The dedication of management resources to such integration may detract attention from the day-to-day business of the combined company and there can be no assurance that there will not be substantial costs associated with the transition process or that there will not be other material adverse effects as a result of these integration efforts. Such effects, including incurring unexpected costs or delays in connection with such integration and failure of OBDE’s investment portfolio to perform as expected, could have a material adverse effect on the financial results of the combined company.
We also expect to achieve certain cost savings from the Mergers when the two companies have fully integrated their portfolios. It is possible that the estimates of the potential cost savings could ultimately be incorrect. The cost savings estimates also assume we will be able to combine our operations and OBDE’s operations in a manner that permits those cost savings to be fully realized. If the estimates turn out to be incorrect or if we are not able to combine OBDE’s investment portfolio or business with our operations, the anticipated cost savings may not be fully realized or realized at all or may take longer to realize than expected.

The Mergers may trigger certain “change of control” provisions and other restrictions in our or OBDE’s contracts or contracts of our respective affiliates, and the failure to obtain any required consents or waivers could adversely impact the combined company.
Certain of our or OBDE’s agreements or contracts of our respective affiliates, which may include agreements governing our indebtedness or the indebtedness of OBDE, will or may require the consent or waiver of one or more counterparties in connection with the Mergers. The failure to obtain any such consent or waiver may permit such counterparties to terminate, or otherwise increase their rights or our and OBDE’s obligations under, any such agreement because the Mergers or other transactions contemplated by the Merger Agreement may violate an anti-assignment, change of control or other similar provision relating to any of such transactions. If this occurs, we may have to seek to replace that agreement with a new agreement or seek an amendment to such agreement. We cannot assure you that we will be able to replace or amend any such agreement on comparable terms or at all.
If any such agreement is material, the failure to obtain consents, amendments or waivers under, or to replace on similar terms or at all, any of these agreements could adversely affect the financial performance or results of operations of the combined company following the Mergers, including preventing us from operating a material part of OBDE’s business.
In addition, the consummation of the Mergers may violate, conflict with, result in a breach of provisions of, or the loss of any benefit under, constitute a default (or an event that, with or without notice or lapse of time or both, would constitute a default) under, or result in the termination, cancellation, acceleration or other change of any right or obligation (including any payment obligation) under, certain agreements of us and OBDE. Any such violation, conflict, breach, loss, default or other effect could, either individually or in the aggregate, have a material adverse effect on the financial condition, results of operations, assets or business of the combined company following completion of the Mergers.
The opinion delivered to our Board and the Cardinal Special Committee from its financial advisor prior to the signing of the Merger Agreement will not reflect changes in circumstances since the date of the opinion.
The opinion of the financial advisor to the Special Committee of the Company’s Board (the “Cardinal Special Committee”) was delivered to the Cardinal Special Committee and our Board on, and was dated, August 6, 2024. Changes in our or OBDE’s operations and prospects, general market and economic conditions and other factors that may be beyond the control of us or OBDE may significantly alter our or OBDE’s respective value or the respective price of shares of our common stock or OBDE’s common stock by the time the Mergers are completed. The opinion does not speak as of the time the Mergers will be completed or as of any date other than the date of such opinion.
The announcement and pendency of the Mergers could adversely affect both our and OBDE’s business, financial results and operations.
The announcement and pendency of the Mergers could cause disruptions in and create uncertainty surrounding both our and OBDE’s business, including affecting relationships with existing and future borrowers, which could have a significant negative impact on future revenues and results of operations, regardless of whether the Mergers are completed. In addition, we and OBDE have diverted, and will continue to divert, management resources towards the completion of the Mergers, which could have a negative impact on each of our and OBDE’s future revenues and results of operations.
We and OBDE are also subject to restrictions on the conduct of each of our and OBDE’s businesses prior to the completion of the Mergers as provided in the Merger Agreement, generally requiring OBDE and us to conduct business only in the ordinary course and subject to specific limitations, including, among other things, certain restrictions on each of our and OBDE’s respective ability to make certain investments and acquisitions, sell, transfer or dispose of our and OBDE’s respective assets, amend each of our and OBDE’s respective organizational documents and enter into or modify certain material contracts. These restrictions could prevent OBDE or us from pursuing otherwise attractive business opportunities, industry developments and future opportunities and may otherwise have a significant negative impact on the respective future investment income and results of operations of each of us and/or the combined company following the Mergers.
If the Mergers do not close, we will not benefit from the expenses incurred in pursuit of the Mergers.
The Mergers may not be completed. If the Mergers are not completed, we will have incurred substantial expenses for which no ultimate benefit will have been received. We have incurred out-of-pocket expenses in connection with the Mergers for investment banking, legal and accounting fees and financial printing and other related charges, much of which will be incurred even if the Mergers are not completed.
The termination of the Merger Agreement could negatively impact us.
If the Merger Agreement is terminated, there may be various consequences, including:
•our business may have been adversely impacted by the failure to pursue other beneficial opportunities due to the focus of management on the Mergers, without realizing any of the anticipated benefits of completing the Mergers;
•the market price of our common stock might decline to the extent that the market price prior to termination reflects a market assumption that the Mergers will be completed; and

•the payment of any termination fee, if required under the circumstances, could adversely affect our financial condition and liquidity.
The Merger Agreement limits our ability to pursue alternatives to the Mergers.
The Merger Agreement contains provisions that limit our ability to discuss, facilitate or commit to competing third party proposals to acquire all or a significant part of us. These provisions, which are typical for transactions of this type, include a termination fee of $57.6 million payable by third parties to OBDE under certain circumstances. Such provisions might discourage a potential competing acquirer that might have an interest in acquiring all or a significant part of us from considering or proposing that acquisition even if it were prepared to pay consideration with a higher per share market price than that proposed in the Mergers or might result in a potential competing acquirer proposing to pay a lower per share price to acquire us than it might otherwise have proposed to pay.
The Mergers are subject to closing conditions, including shareholder approvals, that, if not satisfied or (to the extent legally allowed) waived, will result in the Mergers not being completed, which may result in material adverse consequences to our business and operations.
The Mergers are subject to closing conditions, including certain approvals of our and OBDE’s respective shareholders that, if not satisfied, will prevent the Mergers from being completed. The closing condition that OBDE’s shareholders adopt the Merger Agreement and approve the Mergers may not be waived under applicable law and must be satisfied for the Mergers to be completed. If OBDE shareholders do not adopt the Merger Agreement and approve the Mergers and the Mergers are not completed, the resulting failure of the Mergers could have a material adverse impact on our business and operations. In addition, the closing condition that our shareholders approve the issuance of shares of our common stock pursuant to the Merger Agreement may not be waived and must be satisfied for the Mergers to be completed. If our shareholders do not approve the issuance of shares of our common stock pursuant to the Merger Agreement and the Mergers are not completed, the resulting failure of the Mergers could have a material adverse impact on our business and operations. In addition to the required approvals of our and OBDE’s shareholders, the Mergers are subject to a number of other conditions beyond our control that may prevent, delay or otherwise materially adversely affect completion of the Mergers. We cannot predict whether and when these other conditions will be satisfied.
We will be subject to operational uncertainties and contractual restrictions while the Mergers are pending.
Uncertainty about the effect of the Mergers may have an adverse effect on us and, consequently, on the combined company following completion of the Mergers.
These uncertainties may cause those that deal with us to seek to change their existing business relationships with us. In addition, the Merger Agreement restricts us from taking actions that we might otherwise consider to be in our best interests. These restrictions may prevent us from pursuing certain business opportunities that may arise prior to the completion of the Mergers.
Litigation filed against us and OBDE in connection with the Mergers could result in substantial costs and could delay or prevent the Mergers from being completed.
From time to time, we and OBDE may be subject to legal actions, including securities class action lawsuits and derivative lawsuits, as well as various regulatory, governmental and law enforcement inquiries, investigations and subpoenas in connection with the Mergers. These or any similar securities class action lawsuits and derivative lawsuits, regardless of their merits, may result in substantial costs and divert management time and resources. An adverse judgment in such cases could have a negative impact on the liquidity and financial condition of us and/or the combined company following the Mergers or could prevent the Mergers from being completed.
We and OBDE may, to the extent legally allowed, waive one or more conditions to the Mergers without resoliciting shareholder approval.
Certain conditions to our and OBDE’s obligations to complete the Mergers may be waived, in whole or in part, to the extent legally allowed, either unilaterally or by agreement of us and OBDE. In the event that any such waiver does not require resolicitation of shareholders, the parties to the Merger Agreement will have the discretion to complete the Mergers without seeking further shareholder approval. The conditions in the Merger Agreement requiring the approval of our shareholders and OBDE shareholders, however, cannot be waived.
The market price of our common stock after the Mergers may be affected by factors different from those affecting our common stock currently.
Our business and OBDE’s business differ in some respects and, accordingly, the results of operations of the combined company and the market price of our common stock after the Mergers may be affected by factors different from those currently affecting the independent results of operations of each of us and OBDE and the market prices of our common stock. These factors include a larger shareholder base and a different capital structure. Accordingly, our historical trading prices and financial results may not be indicative of these matters for the combined company following the Mergers.

Our shareholders and OBDE shareholders do not have appraisal rights in connection with the Mergers.
Appraisal rights are statutory rights that enable shareholders to dissent from certain extraordinary transactions, such as certain mergers, and to demand that the corporation pay the fair value for their shares as determined by a court in a judicial proceeding instead of receiving the consideration offered to shareholders in connection with the applicable transaction. Under Maryland law, holders of shares of OBDE common stock and our shareholders will not have rights to an appraisal of the fair value of their shares in connection with the Mergers.
The Mergers may not be treated as a tax-free reorganization under Section 368(a) of the Code.
We and OBDE intend that the Mergers will qualify as a tax-free reorganization under Section 368(a) of the Code, and each expect to receive a customary legal opinion to that effect. However, if the IRS or a court determines that the Mergers should not be treated as a tax-free reorganization under Section 368(a) of the Code, then a shareholder would generally recognize gains or losses for U.S. federal income tax purposes upon the exchange of OBDE common stock for our common stock in the Mergers.
The combined company may incur adverse tax consequences if either us or OBDE have failed or fails to qualify for taxation as a RIC for United States federal income tax purposes.
Each of us and OBDE have operated in a manner that it believes has allowed it to qualify as a RIC for U.S. federal income tax purposes under the Code and intends to continue to do so through and (with respect to us) following the Mergers. In order to qualify as a RIC, a corporation must satisfy numerous requirements relating to, among other things, the nature of its assets and income and its distribution levels. If we or OBDE have failed or fails to qualify as a RIC for U.S. federal income tax purposes, the combined company may have significant tax liabilities, or may have to make significant distributions and pay penalty or excise taxes in order to maintain RIC qualification. These liabilities could substantially reduce the combined company’s cash available for distribution to its shareholders and the value of our common stock. In addition, if either we or OBDE have failed or fail to qualify as a RIC for U.S. federal income tax purposes, the analysis of the Mergers as a tax-free reorganization could be impacted.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Other than the shares issued pursuant to our dividend reinvestment plan, we did not sell any unregistered equity securities, except as previously disclosed in certain 8-Ks filed with the SEC.

Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Appointment of Officer
On August 6, 2024, the Board appointed Logan Nicholson to serve as the Company’s President. The role of President was previously held by Craig Packer, who continues to serve as the Company’s Chief Executive Officer and as a director.
Mr. Nicholson is a Managing Director at Blue Owl, a member of the Direct Lending Investment Team, and a member of the Diversified Lending Investment Committee. Mr. Nicholson is also President of the Company, Blue Owl Capital Corporation II, Blue Owl Capital Corporation III and Blue Owl Credit Income Corp., and Portfolio Manager for certain funds in Blue Owl’s Diversified Lending strategy, including the Company, Blue Owl Capital Corporation II, Blue Owl Capital Corporation III and Blue Owl Credit Income Corp.. Prior to joining Blue Owl in 2023, Mr. Nicholson was a Co-Founder and Partner at Brinley Partners, a startup private credit asset manager, from 2021 to 2023. Previously, Mr. Nicholson was at Goldman Sachs & Co. (“Goldman”) from 2003 to 2021, where he was most recently a Managing Director and Head of U.S. Leveraged Finance Capital Markets. During his time at Goldman, he was responsible for structuring, risk management and distribution of capital commitments for both Leveraged Loans and High Yield bonds, and he was also appointed as a member of the LSTA Board of Directors. Additionally, Mr. Nicholson spent 2021 in a leadership role at healthcare firm Humana Inc., where he was Senior Vice President of Corporate Development and responsible for all M&A activity. Mr. Nicholson received a B.S. in Systems Engineering with a double major in Economics from the University of Virginia.
Rule 10b5-1 Trading Plans
During the fiscal quarter ended June 30, 2024, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

Item 6. Exhibits.

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
10.1
Second Supplemental Indenture, dated as of April 11, 2024, by and between Owl Rock CLO III, LLC, as Issuer, and State Street Bank and Trust Company, as Collateral Trustee (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on April 16, 2024).

10.2
Amended and Restated Collateral Management Agreement, dated as of April 11, 2024, by and between Owl Rock CLO III, LLC, as Issuer, and Blue Owl Credit Advisors LLC, as Collateral Manager (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on April 16, 2024).

10.3
Amended and Restated Loan Sale Agreement, dated as of April 11, 2024, by and between Blue Owl Capital Corporation, as Seller, and Owl Rock CLO III, LLC, as Purchaser (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed on April 16, 2024).

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

Blue Owl Capital Corporation

Date: August 7, 2024	By:	/s/ Craig W. Packer
Craig W. Packer
Chief Executive Officer and Director

Blue Owl Capital Corporation

Date: August 7, 2024	By:	/s/ Jonathan Lamm
Jonathan Lamm
Chief Operating Officer and Chief Financial Officer