Form 10-Q
period 2024-09-30
Blue Owl Capital Corp
filed 2024-11-06
CIK 1655888

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒
As of November 6, 2024, the registrant had 390,217,304 shares of common stock, $0.01 par value per share, outstanding.

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

PART I. FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements
Blue Owl Capital Corporation
Consolidated Statements of Assets and Liabilities
(Amounts in thousands, except share and per share amounts)

	September 30, 2024 (Unaudited)	December 31, 2023
Assets
Investments at fair value
Non-controlled, non-affiliated investments (amortized cost of $11,729,785 and $11,271,962, respectively)	$11,710,694	$11,264,956
Non-controlled, affiliated investments (amortized cost of $97,711 and $19,004, respectively)	98,967	19,988
Controlled, affiliated investments (amortized cost of $1,572,894, and $1,341,236, respectively)	1,637,875	1,428,404
Total investments at fair value (amortized cost of $13,400,390 and $12,632,202, respectively)	13,447,536	12,713,348
Cash (restricted cash of $54,553 and $87,067, respectively)	479,477	658,702
Foreign cash (cost of $1,826 and $946, respectively)	1,838	956
Interest receivable	121,082	112,260
Receivable from a controlled affiliate	24,244	22,978
Prepaid expenses and other assets	16,603	3,152
Total Assets	$14,090,780	$13,511,396
Liabilities
Debt (net of unamortized debt issuance costs of $80,810 and $81,492, respectively)	$7,741,075	$7,077,088
Distribution payable	144,380	136,407
Management fee payable	49,264	47,711
Incentive fee payable	39,224	42,217
Payables to affiliates	10,719	3,835
Accrued expenses and other liabilities	144,269	182,745
Total Liabilities	8,128,931	7,490,003
Commitments and contingencies (Note 7)
Net Assets
Common shares $0.01 par value, 500,000,000 shares authorized; 390,217,304 and 389,732,868 shares issued and outstanding, respectively	3,902	3,897
Additional paid-in-capital	5,931,419	5,924,002
Accumulated undistributed (overdistributed) earnings	26,528	93,494
Total Net Assets	5,961,849	6,021,393
Total Liabilities and Net Assets	$14,090,780	$13,511,396
Net Asset Value Per Share	$15.28	$15.45

The accompanying notes are an integral part of these consolidated financial statements.

Blue Owl Capital Corporation
Consolidated Statements of Operations
(Amounts in thousands, except share and per share amounts)
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
Investment Income
Investment income from non-controlled, non-affiliated investments:
Interest income	$299,598	$307,701	$881,408	$894,371
Payment-in-kind (“PIK”) interest income	45,561	40,925	131,068	128,783
Dividend income	17,115	17,324	54,764	52,764
Other income	5,326	2,332	16,627	12,539
Total investment income from non-controlled, non-affiliated investments	367,600	368,282	1,083,867	1,088,457
Investment income from non-controlled, affiliated investments:
Interest income	471	—	579	—
Payment-in-kind (“PIK”) interest income	180	—	312	—
Dividend income	12	36	74	213
Other Income	11	—	11	—
Total investment income from non-controlled, affiliated investments	674	36	976	213
Investment income from controlled, affiliated investments:
Interest income	7,589	5,717	22,760	13,944
Payment-in-kind (“PIK”) interest income	359	773	1,062	773
Dividend income	29,627	24,032	93,151	66,720
Other Income	180	182	550	760
Total investment income from controlled, affiliated investments	37,755	30,704	117,523	82,197
Total Investment Income	406,029	399,022	1,202,366	1,170,867
Expenses
Interest expense	121,273	110,445	349,527	324,416
Management fees	49,264	47,796	144,512	143,911
Performance based incentive fees	39,224	40,314	118,111	117,640
Professional fees	3,476	3,890	11,185	11,697
Directors’ fees	320	445	960	960
Other general and administrative	4,001	3,349	10,051	9,158
Total Operating Expenses	217,558	206,239	634,346	607,782
Net Investment Income (Loss) Before Taxes	188,471	192,783	568,020	563,085
Income tax expense (benefit), including excise tax expense (benefit)	3,559	2,730	11,209	8,495
Net Investment Income (Loss) After Taxes	$184,912	$190,053	$556,811	$554,590
Net Realized and Change in Unrealized Gain (Loss)
Net change in unrealized gain (loss):
Non-controlled, non-affiliated investments	$33,552	$22,371	$(32,267)	$91,855
Non-controlled, affiliated investments	(143)	507	251	502
Controlled, affiliated investments	(24,132)	(2,076)	(22,187)	14,113
Translation of assets and liabilities in foreign currencies	(2,321)	(2,292)	7,917	278
Income tax (provision) benefit	(1,178)	(1,521)	(1,188)	(4,217)
Total Net Change in Unrealized Gain (Loss)	5,778	16,989	(47,474)	102,531
Net realized gain (loss):
Non-controlled, non-affiliated investments	(55,368)	235	(60,408)	353
Non-controlled, affiliated investments	—	—	—	(52,482)
Foreign currency transactions	36	(339)	(8,834)	(647)
Total Net Realized Gain (Loss)	(55,332)	(104)	(69,242)	(52,776)
Total Net Realized and Change in Unrealized Gain (Loss)	(49,554)	16,885	(116,716)	49,755
Net Increase (Decrease) in Net Assets Resulting from Operations	$135,358	$206,938	$440,095	$604,345
Earnings Per Share - Basic and Diluted	$0.35	$0.53	$1.13	$1.55
Weighted Average Shares Outstanding - Basic and Diluted	390,217,304	389,703,612	390,018,665	390,223,606

The accompanying notes are an integral part of these consolidated financial statements.

Blue Owl Capital Corporation
Consolidated Schedule of Investments
As of September 30, 2024
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(4)(8)(12)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(2)(3)	Fair Value	Percentage of Net Assets
Non-controlled/non-affiliated portfolio company investments
Debt Investments
Advertising and media
Broadcast Music, Inc. (fka Otis Merger Sub, Inc.)(13)(27)	First lien senior secured loan	S +	5.75%	2/2030	$26,763	$26,148	$26,495	0.4%
Broadcast Music, Inc. (fka Otis Merger Sub, Inc.)(10)(23)(27)	First lien senior secured revolving loan	S +	5.75%	2/2030	—	(109)	(49)	—%
Global Music Rights, LLC(14)(27)	First lien senior secured loan	S +	5.50%	8/2030	59,450	58,374	59,450	1.0%
Global Music Rights, LLC(10)(23)(27)	First lien senior secured revolving loan	S +	5.50%	8/2029	—	(61)	—	—%
IRI Group Holdings, Inc. (f/k/a Circana Group, L.P. (f/k/a The NPD Group, L.P.))(13)(27)	First lien senior secured loan	S +	5.00%	12/2028	19,290	19,290	19,290	0.3%
IRI Group Holdings, Inc. (f/k/a Circana Group, L.P. (f/k/a The NPD Group, L.P.))(10)(13)(27)	First lien senior secured revolving loan	S +	5.00%	12/2027	846	846	846	—%
Monotype Imaging Holdings Inc.(14)(27)	First lien senior secured loan	S +	5.50%	2/2031	114,144	113,338	113,573	1.9%
Monotype Imaging Holdings Inc.(10)(23)(24)(27)	First lien senior secured delayed draw term loan	S +	5.50%	2/2026	—	(33)	—	—%
Monotype Imaging Holdings Inc.(10)(23)(27)	First lien senior secured revolving loan	S +	5.50%	2/2030	—	(97)	(72)	—%
						217,696	219,533	3.6%
Aerospace and defense
Aviation Solutions Midco, LLC (dba STS Aviation)(14)(27)	First lien senior secured loan	S +	7.25%	1/2026	235,332	235,071	240,039	4.0%
Peraton Corp.(6)(14)(27)	Second lien senior secured loan	S +	7.75%	2/2029	45,899	45,451	42,975	0.7%
Valence Surface Technologies LLC(14)(27)	First lien senior secured loan	S +	7.75% (3.88% PIK)	12/2026	145,003	144,735	135,215	2.3%
Valence Surface Technologies LLC(10)(14)(27)	First lien senior secured revolving loan	S +	7.75% (3.88% PIK)	12/2026	11,679	11,661	10,888	0.2%
						436,918	429,117	7.2%
Asset based lending and fund finance
Hg Genesis 8 Sumoco Limited(22)(27)(29)	Unsecured facility	SA +	7.00% PIK	9/2027	£11,635	14,691	15,606	0.3%
Hg Genesis 9 SumoCo Limited(19)(27)(29)	Unsecured facility	E +	7.00% PIK	3/2027	€ 52,781	57,811	58,907	1.0%
Hg Saturn Luchaco Limited(22)(27)(29)	Unsecured facility	SA +	7.50% PIK	3/2026	£43,073	54,974	57,776	1.0%
						127,476	132,289	2.3%

Blue Owl Capital Corporation
Consolidated Schedule of Investments
As of September 30, 2024
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(4)(8)(12)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(2)(3)	Fair Value	Percentage of Net Assets
Automotive services
Spotless Brands, LLC(14)(27)	First lien senior secured loan	S +	5.75%	7/2028	47,633	46,970	47,514	0.8%
Spotless Brands, LLC(10)(13)(27)	First lien senior secured revolving loan	S +	5.75%	7/2028	783	766	780	—%
						47,736	48,294	0.8%
Buildings and real estate
Associations, Inc.(14)(27)	First lien senior secured loan	S +	6.50%	7/2028	358,050	357,711	358,049	6.0%
Associations, Inc.(10)(23)(27)	First lien senior secured delayed draw term loan	S +	6.50%	7/2028	—	(25)	—	—%
Associations, Inc.(10)(23)(27)	First lien senior secured revolving loan	S +	6.50%	7/2028	—	(20)	—	—%
Associations Finance, Inc.(17)(27)	Unsecured notes		14.25% PIK	5/2030	139,030	138,049	139,030	2.3%
RealPage, Inc.(6)(13)(27)	Second lien senior secured loan	S +	6.50%	4/2029	34,500	34,159	33,044	0.6%
						529,874	530,123	8.9%
Business services
Aurelia Netherlands Midco 2 B.V.(20)(27)(29)	First lien senior secured EUR term loan	E +	5.75%	5/2031	€ 50,193	52,597	55,598	0.9%
CIBT Global, Inc.(11)(14)(27)	First lien senior secured loan	S +	5.25% (4.25% PIK)	6/2027	973	588	477	—%
CIBT Global, Inc.(11)(18)(27)	Second lien senior secured loan	P +	7.75% PIK	12/2027	63,678	26,669	—	—%
Denali BuyerCo, LLC (dba Summit Companies)(14)(27)	First lien senior secured loan	S +	5.50%	9/2028	52,346	51,881	52,346	0.9%
Denali BuyerCo, LLC (dba Summit Companies)(10)(23)(27)	First lien senior secured revolving loan	S +	5.50%	9/2027	—	(15)	—	—%
Diamondback Acquisition, Inc. (dba Sphera)(13)(27)	First lien senior secured loan	S +	5.50%	9/2028	4,036	3,984	3,996	0.1%
DuraServ LLC(13)(27)	First lien senior secured loan	S +	4.75%	6/2031	73,607	73,252	73,238	1.2%
DuraServ LLC(10)(13)(24)(27)	First lien senior secured delayed draw term loan	S +	4.75%	6/2026	1,890	1,816	1,813	—%
DuraServ LLC(10)(23)(27)	First lien senior secured revolving loan	S +	4.75%	6/2030	—	(65)	(68)	—%

Blue Owl Capital Corporation
Consolidated Schedule of Investments
As of September 30, 2024
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(4)(8)(12)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(2)(3)	Fair Value	Percentage of Net Assets
Fullsteam Operations, LLC(14)(27)	First lien senior secured loan	S +	8.25%	11/2029	8,938	8,693	8,938	0.1%
Fullsteam Operations, LLC(10)(14)(24)(27)	First lien senior secured delayed draw term loan	S +	8.25%	5/2025	2,673	2,599	2,673	—%
Fullsteam Operations, LLC(10)(14)(24)(27)	First lien senior secured delayed draw term loan	S +	8.25%	11/2025	1,154	1,122	1,154	—%
Fullsteam Operations, LLC(10)(23)(24)(27)	First lien senior secured delayed draw term loan	S +	7.00%	8/2025	—	(34)	(13)	—%
Fullsteam Operations, LLC(10)(23)(24)(27)	First lien senior secured delayed draw term loan	S +	7.00%	2/2026	—	(8)	(3)	—%
Fullsteam Operations, LLC(10)(23)(27)	First lien senior secured revolving loan	S +	8.25%	11/2029	—	(12)	—	—%
Gainsight, Inc.(14)(27)	First lien senior secured loan	S +	6.75% PIK	7/2027	26,132	25,948	26,132	0.4%
Gainsight, Inc.(10)(14)(27)	First lien senior secured revolving loan	S +	6.75% PIK	7/2027	1,875	1,848	1,875	—%
Hercules Borrower, LLC (dba The Vincit Group)(14)(27)	First lien senior secured loan	S +	5.50%	12/2026	173,742	173,746	173,741	2.9%
Hercules Borrower, LLC (dba The Vincit Group)(10)(23)(27)	First lien senior secured revolving loan	S +	5.50%	12/2026	—	(115)	—	—%
Hercules Buyer, LLC (dba The Vincit Group)(17)(27)(32)	Unsecured notes		0.48% PIK	12/2029	5,184	5,184	6,334	0.1%
Kaseya Inc.(14)(27)	First lien senior secured loan	S +	5.50%	6/2029	19,155	18,877	19,155	0.3%
Kaseya Inc.(10)(14)(24)(27)	First lien senior secured delayed draw term loan	S +	5.50%	6/2025	221	211	221	—%
Kaseya Inc.(10)(13)(27)	First lien senior secured revolving loan	S +	5.50%	6/2029	287	271	287	—%
KPSKY Acquisition, Inc. (dba BluSky)(14)(27)	First lien senior secured loan	S +	5.50%	10/2028	4,852	4,789	4,451	0.1%
KPSKY Acquisition, Inc. (dba BluSky)(10)(14)(23)(24)(27)	First lien senior secured delayed draw term loan	S +	5.75%	11/2025	3	1	(14)	—%
Ping Identity Holding Corp.(14)(27)	First lien senior secured loan	S +	4.75%	10/2029	909	907	909	—%
Ping Identity Holding Corp.(10)(27)	First lien senior secured revolving loan	S +	4.75%	10/2028	—	—	—	—%
Pye-Barker Fire & Safety, LLC(14)(27)	First lien senior secured loan	S +	4.50%	5/2031	100,985	100,500	100,479	1.7%
Pye-Barker Fire & Safety, LLC(10)(14)(24)(27)	First lien senior secured delayed draw term loan	S +	4.50%	5/2026	5,563	5,316	5,304	0.1%
Pye-Barker Fire & Safety, LLC(10)(14)(27)	First lien senior secured revolving loan	S +	4.50%	5/2030	2,435	2,343	2,338	—%
						562,893	541,361	8.8%

Blue Owl Capital Corporation
Consolidated Schedule of Investments
As of September 30, 2024
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(4)(8)(12)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(2)(3)	Fair Value	Percentage of Net Assets
Chemicals
Advancion Holdings, LLC (fka Aruba Investments Holdings, LLC)(13)(27)	Second lien senior secured loan	S +	7.75%	11/2028	10,000	9,909	9,475	0.2%
DCG ACQUISITION CORP. (dba DuBois Chemical)(13)(27)	First lien senior secured loan	S +	4.75%	6/2031	55,779	55,238	55,221	0.9%
DCG ACQUISITION CORP. (dba DuBois Chemical)(10)(23)(24)(27)	First lien senior secured delayed draw term loan	S +	4.75%	6/2026	—	(45)	(47)	—%
DCG ACQUISITION CORP. (dba DuBois Chemical)(10)(23)(27)	First lien senior secured revolving loan	S +	4.75%	6/2031	—	(89)	(93)	—%
Gaylord Chemical Company, L.L.C.(14)(27)	First lien senior secured loan	S +	5.25%	3/2027	124,328	124,031	124,327	2.1%
Gaylord Chemical Company, L.L.C.(10)(14)(27)	First lien senior secured revolving loan	S +	5.25%	3/2026	11,089	11,059	11,089	0.2%
Rocket BidCo, Inc. (dba Recochem)(14)(27)(29)	First lien senior secured loan	S +	5.75%	11/2030	197,500	193,678	194,537	3.3%
Velocity HoldCo III Inc. (dba VelocityEHS)(14)(27)	First lien senior secured loan	S +	5.75%	4/2027	21,601	21,362	21,601	0.4%
Velocity HoldCo III Inc. (dba VelocityEHS)(10)(23)(27)	First lien senior secured revolving loan	S +	5.75%	4/2026	—	(9)	—	—%
						415,134	416,110	7.1%
Consumer products
Conair Holdings LLC(13)(27)	Second lien senior secured loan	S +	7.50%	5/2029	130,335	129,676	121,864	2.0%
Feradyne Outdoors, LLC(14)(27)	First lien senior secured loan	S +	6.25%	5/2026	75,313	75,313	66,275	1.1%
Foundation Consumer Brands, LLC(14)(27)	First lien senior secured loan	S +	6.25%	2/2027	3,061	3,061	3,061	0.1%
Lignetics Investment Corp.(14)(27)	First lien senior secured loan	S +	6.00%	11/2027	39,578	39,270	39,578	0.7%
Lignetics Investment Corp.(10)(14)(27)	First lien senior secured revolving loan	S +	6.00%	10/2026	4,471	4,446	4,471	0.1%
SWK BUYER, Inc. (dba Stonewall Kitchen)(14)(27)	First lien senior secured loan	S +	5.25%	3/2029	737	727	713	—%
SWK BUYER, Inc. (dba Stonewall Kitchen)(10)(14)(27)	First lien senior secured revolving loan	S +	5.25%	3/2029	25	24	22	—%
WU Holdco, Inc. (dba Weiman Products, LLC)(14)(27)	First lien senior secured loan	S +	5.00%	3/2027	199,193	198,029	199,193	3.3%
WU Holdco, Inc. (dba Weiman Products, LLC)(10)(14)(24)(27)	First lien senior secured delayed draw term loan	S +	5.00%	7/2026	34,660	34,269	34,660	0.6%
WU Holdco, Inc. (dba Weiman Products, LLC)(10)(14)(27)	First lien senior secured revolving loan	S +	5.00%	3/2027	7,327	7,249	7,327	0.1%
						492,064	477,164	8.0%
Containers and packaging
Arctic Holdco, LLC (dba Novvia Group)(13)(27)	First lien senior secured loan	S +	6.00%	12/2026	10,395	10,237	10,317	0.2%
Arctic Holdco, LLC (dba Novvia Group)(10)(13)(24)(27)	First lien senior secured delayed draw term loan	S +	6.00%	12/2024	5,606	5,497	5,550	0.1%

Blue Owl Capital Corporation
Consolidated Schedule of Investments
As of September 30, 2024
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(4)(8)(12)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(2)(3)	Fair Value	Percentage of Net Assets
Ascend Buyer, LLC (dba PPC Flexible Packaging)(14)(27)	First lien senior secured loan	S +	5.75%	9/2028	5,401	5,366	5,401	0.1%
Ascend Buyer, LLC (dba PPC Flexible Packaging)(10)(14)(27)	First lien senior secured revolving loan	S +	5.75%	9/2027	188	185	188	—%
Fortis Solutions Group, LLC(14)(27)	First lien senior secured loan	S +	5.50%	10/2028	4,547	4,488	4,490	0.1%
Fortis Solutions Group, LLC(10)(14)(27)	First lien senior secured revolving loan	S +	5.50%	10/2027	123	118	117	—%
Indigo Buyer, Inc. (dba Inovar Packaging Group)(14)(27)	First lien senior secured loan	S +	6.25%	5/2028	881	875	881	—%
Indigo Buyer, Inc. (dba Inovar Packaging Group)(14)(27)	First lien senior secured loan	S +	5.25%	5/2028	3,488	3,463	3,462	0.1%
Indigo Buyer, Inc. (dba Inovar Packaging Group)(10)(23)(24)(27)	First lien senior secured delayed draw term loan	S +	5.25%	7/2026	—	(13)	(13)	—%
Indigo Buyer, Inc. (dba Inovar Packaging Group)(10)(23)(27)	First lien senior secured revolving loan	S +	6.25%	5/2028	—	(1)	—	—%
Pregis Topco LLC(13)(27)	Second lien senior secured loan	S +	6.91%	8/2029	160,000	158,168	159,999	2.7%
						188,383	190,392	3.3%
Distribution
ABB/Con-cise Optical Group LLC(14)(27)	First lien senior secured loan	S +	7.50%	2/2028	63,778	63,161	62,184	1.0%
BradyPLUS Holdings, LLC (f/k/a BradyIFS Holdings, LLC)(14)(27)	First lien senior secured loan	S +	6.00%	10/2029	140,907	139,662	140,906	2.4%
BradyPLUS Holdings, LLC (f/k/a BradyIFS Holdings, LLC)(10)(14)(24)(27)	First lien senior secured delayed draw term loan	S +	6.00%	10/2025	11,111	10,944	11,111	0.2%
Endries Acquisition, Inc.(13)(27)	First lien senior secured loan	S +	5.25%	12/2028	98,343	97,704	97,605	1.6%
Endries Acquisition, Inc.(10)(23)(24)(27)	First lien senior secured delayed draw term loan	S +	5.25%	12/2025	—	(49)	(59)	—%
Offen, Inc.(13)(27)	First lien senior secured loan	S +	5.00%	6/2026	18,602	18,550	18,602	0.3%
						329,972	330,349	5.5%
Energy equipment and services
Dresser Utility Solutions, LLC(13)(27)	First lien senior secured loan	S +	5.50%	3/2029	56,154	55,644	55,874	0.9%
Dresser Utility Solutions, LLC(10)(24)(27)	First lien senior secured delayed draw term loan	S +	5.50%	9/2025	—	—	—	—%
Dresser Utility Solutions, LLC(10)(23)(27)	First lien senior secured revolving loan	S +	5.50%	3/2029	—	(63)	(36)	—%
						55,581	55,838	0.9%
Financial services
Baker Tilly Advisory Group, L.P.(13)(27)	First lien senior secured loan	S +	5.00%	6/2031	58,210	57,385	57,337	1.0%
Baker Tilly Advisory Group, L.P.(10)(23)(24)(27)	First lien senior secured delayed draw term loan	S +	5.00%	6/2026	—	(80)	(66)	—%
Baker Tilly Advisory Group, L.P.(10)(23)(27)	First lien senior secured revolving loan	S +	5.00%	6/2030	—	(171)	(184)	—%

Blue Owl Capital Corporation
Consolidated Schedule of Investments
As of September 30, 2024
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(4)(8)(12)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(2)(3)	Fair Value	Percentage of Net Assets
Blackhawk Network Holdings, Inc.(6)(13)(27)	First lien senior secured loan	S +	5.00%	3/2029	74,813	73,397	75,089	1.3%
Cresset Capital Management, LLC(13)(27)	First lien senior secured loan	S +	5.00%	6/2030	7,816	7,741	7,738	0.1%
Cresset Capital Management, LLC(10)(24)(27)	First lien senior secured delayed draw term loan	S +	5.00%	9/2025	—	—	—	—%
Cresset Capital Management, LLC(10)(24)(27)	First lien senior secured delayed draw term loan	S +	5.00%	6/2026	—	—	—	—%
Cresset Capital Management, LLC(10)(23)(27)	First lien senior secured revolving loan	S +	5.00%	6/2029	—	(10)	(11)	—%
Klarna Holding AB(14)(27)(29)	Subordinated Floating Rate Notes	S +	7.00%	4/2034	1,000	1,000	1,000	—%
Finastra USA, Inc.(14)(27)(29)	First lien senior secured loan	S +	7.25%	9/2029	88,800	88,021	88,800	1.5%
Finastra USA, Inc.(10)(14)(27)(29)	First lien senior secured revolving loan	S +	7.25%	9/2029	4,288	4,196	4,288	0.1%
KRIV Acquisition Inc. (dba Riveron)(13)(27)	First lien senior secured loan	S +	6.25%	7/2029	6,223	6,063	6,223	0.1%
KRIV Acquisition Inc. (dba Riveron)(10)(23)(27)	First lien senior secured revolving loan	S +	6.25%	7/2029	—	(20)	—	—%
Minotaur Acquisition, Inc. (dba Inspira Financial)(13)(27)	First lien senior secured loan	S +	5.00%	6/2030	172,660	170,885	170,810	2.9%
Minotaur Acquisition, Inc. (dba Inspira Financial)(10)(23)(24)(27)	First lien senior secured delayed draw term loan	S +	5.00%	5/2026	—	(115)	(123)	—%
Minotaur Acquisition, Inc. (dba Inspira Financial)(10)(23)(27)	First lien senior secured revolving loan	S +	5.00%	6/2030	—	(142)	(152)	—%
NMI Acquisitionco, Inc. (dba Network Merchants)(13)(27)	First lien senior secured loan	S +	5.00%	9/2028	36,097	35,975	36,097	0.6%
NMI Acquisitionco, Inc. (dba Network Merchants)(10)(23)(27)	First lien senior secured revolving loan	S +	5.00%	9/2028	—	(4)	—	—%
Smarsh Inc.(14)(27)	First lien senior secured loan	S +	5.75%	2/2029	762	757	762	—%
Smarsh Inc.(10)(14)(24)(27)	First lien senior secured delayed draw term loan	S +	5.75%	2/2025	95	94	95	—%
Smarsh Inc.(10)(27)	First lien senior secured revolving loan	S +	5.75%	2/2029	—	—	—	—%
						444,972	447,703	7.6%
Food and beverage
Balrog Acquisition, Inc. (dba Bakemark)(13)(27)	Second lien senior secured loan	S +	7.00%	9/2029	22,000	21,869	22,000	0.4%
Blast Bidco Inc. (dba Bazooka Candy Brands)(14)(27)	First lien senior secured loan	S +	6.00%	10/2030	29,404	28,742	29,404	0.5%
Blast Bidco Inc. (dba Bazooka Candy Brands)(10)(23)(27)	First lien senior secured revolving loan	S +	6.00%	10/2029	—	(72)	—	—%

Blue Owl Capital Corporation
Consolidated Schedule of Investments
As of September 30, 2024
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(4)(8)(12)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(2)(3)	Fair Value	Percentage of Net Assets
BP Veraison Buyer, LLC (dba Sun World)(13)(27)	First lien senior secured loan	S +	5.50%	5/2029	92,043	91,378	91,721	1.5%
BP Veraison Buyer, LLC (dba Sun World)(10)(23)(27)	First lien senior secured revolving loan	S +	5.50%	5/2029	—	(139)	(65)	—%
EAGLE FAMILY FOODS GROUP LLC(14)(27)	First lien senior secured loan	S +	5.00%	8/2030	1,679	1,663	1,671	—%
Eagle Family Foods Group LLC(10)(14)(27)	First lien senior secured revolving loan	S +	5.00%	8/2030	25	23	24	—%
Gehl Foods, LLC(15)(27)	First lien senior secured loan	S +	6.25%	6/2030	69,403	68,731	68,709	1.2%
Gehl Foods, LLC(10)(23)(24)(27)	First lien senior secured delayed draw term loan	S +	6.25%	12/2025	—	(26)	(27)	—%
H-Food Holdings, LLC(11)(14)(27)	Second lien senior secured loan	S +	7.00%	3/2026	121,800	109,259	14,007	0.2%
HISSHO PARENT, LLC(14)(27)	First lien senior secured loan	S +	5.00%	5/2029	8,487	8,444	8,487	0.1%
HISSHO PARENT, LLC(10)(23)(27)	First lien senior secured revolving loan	S +	5.00%	5/2029	—	(7)	—	—%
Innovation Ventures HoldCo, LLC (dba 5 Hour Energy)(13)(27)	First lien senior secured loan	S +	6.25%	3/2027	96,243	95,284	94,799	1.6%
Nellson Nutraceutical, LLC(14)(27)	First lien senior secured loan	S +	5.75%	12/2025	25,638	25,604	25,382	0.4%
The Better Being Co., LLC (fka Nutraceutical International Corporation)(13)(27)	First lien senior secured loan	S +	7.50% (3.75% PIK)	9/2026	205,076	203,998	203,025	3.4%
The Better Being Co., LLC (fka Nutraceutical International Corporation)(10)(13)(27)	First lien senior secured revolving loan	S +	7.50% (3.75% PIK)	9/2026	856	815	712	—%
Ole Smoky Distillery, LLC(13)(27)	First lien senior secured loan	S +	5.50%	3/2028	862	850	855	—%
Ole Smoky Distillery, LLC(10)(23)(27)	First lien senior secured revolving loan	S +	5.25%	3/2028	—	(1)	(1)	—%
Par Technology Corporation(14)(27)(29)	First lien senior secured loan	S +	5.00%	7/2029	1,286	1,266	1,266	—%
Rushmore Investment III LLC (dba Winland Foods)(14)(27)	First lien senior secured loan	S +	6.25%	10/2030	252,061	248,437	252,061	4.2%
Sara Lee Frozen Bakery, LLC (fka KSLB Holdings, LLC)(14)(27)	First lien senior secured loan	S +	4.50%	7/2025	42,617	42,498	42,191	0.7%
Sara Lee Frozen Bakery, LLC (fka KSLB Holdings, LLC)(10)(14)(27)	First lien senior secured revolving loan	S +	4.50%	7/2025	7,404	7,404	7,314	0.1%
Tall Tree Foods, Inc.(11)(14)	First lien senior secured loan	S +	9.25% PIK	12/2024	62,253	47,452	33,462	0.6%
Tall Tree Foods, Inc.(10)(11)(14)(24)	First lien senior secured delayed draw term loan	S +	9.25% PIK	9/2024	3,781	1,512	1,834	—%

Blue Owl Capital Corporation
Consolidated Schedule of Investments
As of September 30, 2024
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(4)(8)(12)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(2)(3)	Fair Value	Percentage of Net Assets
Ultimate Baked Goods Midco, LLC(14)(27)	First lien senior secured loan	S +	6.25%	8/2027	79,798	78,684	79,798	1.3%
Ultimate Baked Goods Midco, LLC(10)(14)(27)	First lien senior secured revolving loan	S +	6.25%	8/2027	3,481	3,362	3,481	0.1%
						1,087,030	982,110	16.3%
Healthcare equipment and services
Allied Benefit Systems Intermediate LLC(13)(27)	First lien senior secured loan	S +	5.25%	10/2030	995	982	990	—%
Bamboo US BidCo LLC(14)(27)	First lien senior secured loan	S +	6.75% (3.38% PIK)	9/2030	5,013	4,882	5,013	0.1%
Bamboo US BidCo LLC(19)(27)	First lien senior secured EUR term loan	E +	6.75% (3.38% PIK)	9/2030	€ 3,119	3,218	3,481	0.1%
Bamboo US BidCo LLC(10)(14)(24)(27)	First lien senior secured delayed draw term loan	S +	6.75% (3.38% PIK)	3/2025	372	357	372	—%
Bamboo US BidCo LLC(10)(23)(27)	First lien senior secured revolving loan	S +	6.00%	10/2029	—	(26)	—	—%
CSC MKG Topco LLC (dba Medical Knowledge Group)(13)(27)	First lien senior secured loan	S +	5.75%	2/2029	1,252	1,235	1,240	—%
Nelipak Holding Company(14)(27)	First lien senior secured loan	S +	5.50%	3/2031	19,845	19,563	19,547	0.3%
Nelipak Holding Company(10)(23)(24)(27)	First lien senior secured delayed draw term loan	S +	5.50%	3/2027	—	(53)	(58)	—%
Nelipak Holding Company(10)(13)(27)	First lien senior secured revolving loan	S +	5.50%	3/2031	2,178	2,098	2,092	—%
NELIPAK EUROPEAN HOLDINGS COÖPERATIEF U.A.(19)(27)	First lien senior secured EUR term loan	E +	5.50%	3/2031	€ 36,340	38,792	39,949	0.7%
NELIPAK EUROPEAN HOLDINGS COÖPERATIEF U.A.(10)(23)(24)(27)	First lien senior secured EUR delayed draw term loan	E +	5.50%	3/2027	€ -	(106)	(118)	—%
NELIPAK EUROPEAN HOLDINGS COÖPERATIEF U.A.(10)(23)(27)	First lien senior secured EUR revolving loan	E +	5.50%	3/2031	€ -	(39)	(44)	—%
Patriot Acquisition TopCo S.A.R.L (dba Corza Health, Inc.)(14)(27)(29)	First lien senior secured loan	S +	5.25%	1/2028	125,154	124,053	125,154	2.1%
Patriot Acquisition TopCo S.A.R.L (dba Corza Health, Inc.)(10)(23)(27)(29)	First lien senior secured revolving loan	S +	5.25%	1/2028	—	(74)	—	—%
PerkinElmer U.S. LLC(13)(27)	First lien senior secured loan	S +	5.00%	3/2029	19,315	19,307	19,219	0.3%
PerkinElmer U.S. LLC(10)(13)(24)(27)	First lien senior secured delayed draw term loan	S +	5.00%	5/2026	2,952	2,916	2,937	—%
Rhea Parent, Inc.(14)(27)	First lien senior secured loan	S +	5.50%	2/2029	756	746	756	—%
						217,851	220,530	3.6%

Blue Owl Capital Corporation
Consolidated Schedule of Investments
As of September 30, 2024
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(4)(8)(12)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(2)(3)	Fair Value	Percentage of Net Assets
Healthcare providers and services
Covetrus, Inc.(14)(27)	Second lien senior secured loan	S +	9.25%	10/2030	5,000	4,914	4,775	0.1%
Diagnostic Services Holdings, Inc. (dba Rayus Radiology)(13)(27)	First lien senior secured loan	S +	5.50%	3/2025	992	992	992	—%
Engage Debtco Limited(14)(27)(29)	First lien senior secured loan	S +	6.00% (2.50% PIK)	7/2029	1,025	1,007	1,000	—%
KWOL Acquisition Inc. (dba Worldwide Clinical Trials)(15)(27)	First lien senior secured loan	S +	6.25%	12/2029	61,350	60,258	61,044	1.0%
KWOL Acquisition Inc. (dba Worldwide Clinical Trials)(10)(14)(27)	First lien senior secured revolving loan	S +	6.25%	12/2029	1,046	903	1,005	—%
Lakefield Acquisition Corp. (dba Lakefield Veterinary Group)(13)(27)	First lien senior secured loan	S +	4.00%	9/2030	567	564	564	—%
Lakefield Acquisition Corp. (dba Lakefield Veterinary Group)(10)(24)(27)	First lien senior secured delayed draw term loan	S +	4.00%	9/2026	—	—	—	—%
Lakefield Acquisition Corp. (dba Lakefield Veterinary Group)(10)(27)	First lien senior secured revolving loan	S +	4.00%	9/2029	—	—	—	—%
Maple Acquisition, LLC (dba Medicus)(14)(27)	First lien senior secured loan	S +	5.25%	5/2031	64,552	64,084	64,229	1.1%
Maple Acquisition, LLC (dba Medicus)(10)(23)(24)(27)	First lien senior secured delayed draw term loan	S +	5.25%	5/2026	—	(43)	(30)	—%
Maple Acquisition, LLC (dba Medicus)(10)(23)(27)	First lien senior secured revolving loan	S +	5.25%	5/2030	—	(64)	(45)	—%
National Dentex Labs LLC (fka Barracuda Dental LLC)(14)(27)	First lien senior secured loan	S +	8.00% (3.00% PIK)	4/2026	109,287	108,886	91,254	1.5%
National Dentex Labs LLC (fka Barracuda Dental LLC)(10)(14)(27)	First lien senior secured delayed draw term loan	S +	8.00% (3.00% PIK)	4/2026	2,341	2,209	1,449	—%
National Dentex Labs LLC (fka Barracuda Dental LLC)(10)(14)(27)	First lien senior secured revolving loan	S +	7.00%	4/2026	7,539	7,488	5,994	0.1%
Natural Partners, LLC(14)(27)(29)	First lien senior secured loan	S +	4.50%	11/2027	908	897	904	—%
Natural Partners, LLC(10)(23)(27)(29)	First lien senior secured revolving loan	S +	4.50%	11/2027	—	(1)	—	—%
OB Hospitalist Group, Inc.(13)(27)	First lien senior secured loan	S +	5.25%	9/2027	107,867	106,469	107,328	1.8%
OB Hospitalist Group, Inc.(10)(23)(27)	First lien senior secured revolving loan	S +	5.50%	9/2027	—	(151)	(76)	—%
Ex Vivo Parent Inc. (dba OB Hospitalist)(13)(27)	First lien senior secured loan	S +	9.75% PIK	9/2028	76,977	76,196	76,592	1.3%
Pacific BidCo Inc.(15)(27)(29)	First lien senior secured loan	S +	6.00% (2.05% PIK)	8/2029	35,455	34,792	35,189	0.6%

Blue Owl Capital Corporation
Consolidated Schedule of Investments
As of September 30, 2024
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(4)(8)(12)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(2)(3)	Fair Value	Percentage of Net Assets
PetVet Care Centers, LLC(13)(27)	First lien senior secured loan	S +	6.00%	11/2030	107,397	106,418	105,249	1.8%
PetVet Care Centers, LLC(10)(23)(24)(27)	First lien senior secured delayed draw term loan	S +	6.00%	11/2025	—	(62)	(141)	—%
PetVet Care Centers, LLC(10)(23)(27)	First lien senior secured revolving loan	S +	6.00%	11/2029	—	(133)	(296)	—%
Phantom Purchaser, Inc.(14)(27)	First lien senior secured loan	S +	5.00%	9/2031	29,258	28,966	28,965	0.5%
Phantom Purchaser, Inc.(10)(23)(27)	First lien senior secured revolving loan	S +	5.00%	9/2031	—	(37)	(37)	—%
Plasma Buyer LLC (dba PathGroup)(14)(27)	First lien senior secured loan	S +	5.75%	5/2029	667	657	659	—%
Plasma Buyer LLC (dba PathGroup)(10)(14)(24)(27)	First lien senior secured delayed draw term loan	S +	6.25%	9/2025	15	15	15	—%
Plasma Buyer LLC (dba PathGroup)(10)(14)(27)	First lien senior secured revolving loan	S +	5.75%	5/2028	42	41	41	—%
PPV Intermediate Holdings, LLC(14)(27)	First lien senior secured loan	S +	5.75%	8/2029	931	916	931	—%
PPV Intermediate Holdings, LLC(10)(14)(24)(27)	First lien senior secured delayed draw term loan	S +	6.00%	9/2025	36	35	36	—%
PPV Intermediate Holdings, LLC(10)(23)(27)	First lien senior secured revolving loan	S +	5.75%	8/2029	—	(1)	—	—%
Premier Imaging, LLC (dba LucidHealth)(14)(27)	First lien senior secured loan	S +	8.00%	1/2025	42,600	42,556	38,340	0.6%
Premise Health Holding Corp.(15)(27)	First lien senior secured loan	S +	5.50%	3/2031	47,435	46,766	47,080	0.8%
Premise Health Holding Corp.(10)(23)(27)	First lien senior secured revolving loan	S +	5.50%	2/2030	—	(75)	(41)	—%
Quva Pharma, Inc.(14)(27)	First lien senior secured loan	S +	5.50%	4/2028	52,100	51,170	51,970	0.9%
Quva Pharma, Inc.(10)(14)(27)	First lien senior secured revolving loan	S +	5.50%	4/2026	2,080	2,043	2,070	—%
Tivity Health, Inc.(13)(27)	First lien senior secured loan	S +	5.00%	6/2029	495	495	495	—%
Unified Women's Healthcare, LP(13)(27)	First lien senior secured loan	S +	5.25%	6/2029	25,730	25,556	25,730	0.4%
Unified Women's Healthcare, LP(10)(13)(24)(27)	First lien senior secured delayed draw term loan	S +	5.25%	3/2026	3,568	3,521	3,568	0.1%
Unified Women's Healthcare, LP(10)(27)	First lien senior secured revolving loan	S +	5.25%	6/2029	—	—	—	—%
Vermont Aus Pty Ltd(21)(27)(29)	First lien senior secured AUD term loan	BB +	5.75%	3/2028	A$1,416	959	978	—%
XRL 1 LLC (dba XOMA)(17)(27)	First lien senior secured loan		9.88%	12/2038	30,774	30,231	30,313	0.5%
XRL 1 LLC (dba XOMA)(10)(17)(23)(24)(27)	First lien senior secured delayed draw term loan		9.88%	12/2025	—	(36)	(38)	—%
						809,401	788,055	13.1%

Blue Owl Capital Corporation
Consolidated Schedule of Investments
As of September 30, 2024
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(4)(8)(12)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(2)(3)	Fair Value	Percentage of Net Assets
Healthcare technology
BCPE Osprey Buyer, Inc. (dba PartsSource)(14)(27)	First lien senior secured loan	S +	5.75%	8/2028	116,684	115,498	115,226	1.9%
BCPE Osprey Buyer, Inc. (dba PartsSource)(10)(13)(24)(27)	First lien senior secured delayed draw term loan	S +	5.75%	10/2025	4,424	4,180	4,316	0.1%
BCPE Osprey Buyer, Inc. (dba PartsSource)(10)(13)(27)	First lien senior secured revolving loan	S +	5.75%	8/2026	6,323	6,246	6,175	0.1%
CT Technologies Intermediate Holdings, Inc. (& Smart Holdings Corp.) (dba Datavant)(13)(27)	First lien senior secured loan	S +	5.00%	8/2031	44,636	44,382	44,379	0.7%
CT Technologies Intermediate Holdings, Inc. (& Smart Holdings Corp.) (dba Datavant)(10)(24)(27)	First lien senior secured delayed draw term loan	S +	5.25%	8/2026	—	—	—	—%
CT Technologies Intermediate Holdings, Inc. (& Smart Holdings Corp.) (dba Datavant)(10)(23)(27)	First lien senior secured revolving loan	S +	5.00%	8/2031	—	(22)	(22)	—%
RL Datix Holdings (USA), Inc.(14)(27)	First lien senior secured loan	S +	5.50%	4/2031	42,737	42,328	42,310	0.7%
RL Datix Holdings (USA), Inc.(10)(24)(27)	First lien senior secured delayed draw term loan	S +	5.50%	4/2027	—	—	—	—%
RL Datix Holdings (USA), Inc.(10)(23)(27)	First lien senior secured revolving loan	S +	5.50%	10/2030	—	(79)	(84)	—%
RL Datix Holdings (USA), Inc.(22)(27)	First lien senior secured GBP term loan	SA +	5.50%	4/2031	£19,791	24,484	26,282	0.4%
GI Ranger Intermediate, LLC (dba Rectangle Health)(14)(27)	First lien senior secured loan	S +	6.00%	10/2028	4,504	4,445	4,425	0.1%
GI Ranger Intermediate, LLC (dba Rectangle Health)(10)(23)(27)	First lien senior secured revolving loan	S +	6.00%	10/2027	—	(4)	(6)	—%
Indikami Bidco, LLC (dba IntegriChain)(13)(27)	First lien senior secured loan	S +	6.50% (2.50% PIK)	12/2030	16,058	15,726	15,818	0.3%
Indikami Bidco, LLC (dba IntegriChain)(10)(23)(24)(27)	First lien senior secured delayed draw term loan	S +	6.00%	12/2025	—	(16)	—	—%
Indikami Bidco, LLC (dba IntegriChain)(10)(13)(27)	First lien senior secured revolving loan	S +	6.00%	6/2030	570	539	547	—%
Inovalon Holdings, Inc.(14)(27)	First lien senior secured loan	S +	6.25% (2.75% PIK)	11/2028	206,031	202,800	203,455	3.4%
Inovalon Holdings, Inc.(14)(27)	Second lien senior secured loan	S +	10.50% PIK	11/2033	124,551	123,048	123,306	2.1%
Intelerad Medical Systems Incorporated (fka 11849573 Canada Inc.)(14)(27)(29)	First lien senior secured loan	S +	6.50%	8/2026	115,711	115,154	112,818	1.9%
Intelerad Medical Systems Incorporated (fka 11849573 Canada Inc.)(14)(27)(29)	First lien senior secured revolving loan	S +	6.50%	8/2026	8,135	8,088	7,932	0.1%

Blue Owl Capital Corporation
Consolidated Schedule of Investments
As of September 30, 2024
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(4)(8)(12)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(2)(3)	Fair Value	Percentage of Net Assets
Interoperability Bidco, Inc. (dba Lyniate)(13)(27)	First lien senior secured loan	S +	6.25%	3/2028	67,854	67,637	66,836	1.1%
Interoperability Bidco, Inc. (dba Lyniate)(10)(23)(24)(27)	First lien senior secured delayed draw term loan	S +	6.25%	6/2026	—	—	(67)	—%
Interoperability Bidco, Inc. (dba Lyniate)(10)(14)(27)	First lien senior secured revolving loan	S +	6.25%	3/2028	1,643	1,637	1,564	—%
Salinger Bidco Inc. (dba Surgical Information Systems)(14)(27)	First lien senior secured loan	S +	5.75%	8/2031	26,203	25,817	25,810	0.4%
Salinger Bidco Inc. (dba Surgical Information Systems)(10)(23)(24)(27)	First lien senior secured delayed draw term loan	S +	5.75%	8/2026	—	(18)	(19)	—%
Salinger Bidco Inc. (dba Surgical Information Systems)(10)(23)(27)	First lien senior secured revolving loan	S +	5.75%	5/2031	—	(44)	(45)	—%
						801,826	800,956	13.3%
Household products
Aptive Environmental, LLC(17)(27)	First lien senior secured loan		12.00% (6.00% PIK)	1/2026	13,593	12,656	14,001	0.2%
HGH Purchaser, Inc. (dba Horizon Services)(14)(27)	First lien senior secured loan	S +	7.00% (2.50% PIK)	11/2026	188,635	187,898	185,334	3.1%
HGH Purchaser, Inc. (dba Horizon Services)(10)(23)(27)	First lien senior secured revolving loan	S +	4.50%	11/2026	—	(47)	(290)	—%
Mario Purchaser, LLC (dba Len the Plumber)(13)(27)	First lien senior secured loan	S +	5.75%	4/2029	19,635	19,349	19,635	0.3%
Mario Purchaser, LLC (dba Len the Plumber)(10)(13)(24)(27)	First lien senior secured delayed draw term loan	S +	5.75%	10/2025	458	412	458	—%
Mario Purchaser, LLC (dba Len the Plumber)(10)(13)(27)	First lien senior secured revolving loan	S +	5.75%	4/2028	138	122	138	—%
Mario Midco Holdings, Inc. (dba Len the Plumber)(13)(27)	Unsecured facility	S +	10.75% PIK	4/2032	5,413	5,316	5,413	0.1%
SimpliSafe Holding Corporation(13)(27)	First lien senior secured loan	S +	6.25%	5/2028	6,802	6,709	6,802	0.1%
						232,415	231,491	3.8%
Human resource support services
Cornerstone OnDemand, Inc.(13)(27)	Second lien senior secured loan	S +	6.50%	10/2029	115,833	114,593	105,119	1.8%
IG Investments Holdings, LLC (dba Insight Global)(14)(27)	First lien senior secured loan	S +	6.00%	9/2028	50,059	49,417	49,934	0.8%
IG Investments Holdings, LLC (dba Insight Global)(10)(23)(27)	First lien senior secured revolving loan	S +	6.00%	9/2027	—	(62)	(13)	—%
						163,948	155,040	2.6%

Blue Owl Capital Corporation
Consolidated Schedule of Investments
As of September 30, 2024
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(4)(8)(12)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(2)(3)	Fair Value	Percentage of Net Assets
Infrastructure and environmental services
FR Vision Holdings, Inc. (dba CHA Consulting)(14)(27)	First lien senior secured loan	S +	5.50%	1/2031	25,382	25,147	25,382	0.4%
FR Vision Holdings, Inc. (dba CHA Consulting)(10)(14)(24)(27)	First lien senior secured delayed draw term loan	S +	5.50%	1/2026	2,137	2,081	2,137	—%
FR Vision Holdings, Inc. (dba CHA Consulting)(10)(23)(27)	First lien senior secured revolving loan	S +	5.50%	1/2030	—	(18)	—	—%
GI Apple Midco LLC (dba Atlas Technical Consultants)(13)(27)	First lien senior secured loan	S +	6.75%	4/2030	815	803	807	—%
GI Apple Midco LLC (dba Atlas Technical Consultants)(10)(13)(24)(27)	First lien senior secured delayed draw term loan	S +	6.75%	4/2025	17	16	17	—%
GI Apple Midco LLC (dba Atlas Technical Consultants)(10)(13)(27)	First lien senior secured revolving loan	S +	6.75%	4/2029	40	38	39	—%
KENE Acquisition, Inc. (dba Entrust Solutions Group)(13)(27)	First lien senior secured loan	S +	5.25%	2/2031	11,525	11,311	11,381	0.2%
KENE Acquisition, Inc. (dba Entrust Solutions Group)(10)(23)(24)(27)	First lien senior secured delayed draw term loan	S +	5.25%	2/2026	—	(46)	(13)	—%
KENE Acquisition, Inc. (dba Entrust Solutions Group)(10)(23)(27)	First lien senior secured revolving loan	S +	5.25%	2/2031	—	(28)	(19)	—%
LineStar Integrity Services LLC(14)(27)	First lien senior secured loan	S +	7.25%	2/2026	54,878	54,214	51,586	0.9%
LineStar Integrity Services LLC(10)(14)(24)(27)	First lien senior secured delayed draw term loan	S +	7.25%	3/2025	1,292	910	1,214	—%
LineStar Integrity Services LLC(14)(27)	First lien senior secured revolving loan	S +	7.25%	2/2026	9,903	9,795	9,309	0.2%
Tamarack Intermediate, L.L.C. (dba Verisk 3E)(14)(27)	First lien senior secured loan	S +	5.75%	3/2028	1,015	1,002	1,009	—%
Tamarack Intermediate, L.L.C. (dba Verisk 3E)(10)(23)(27)	First lien senior secured revolving loan	S +	5.75%	3/2028	—	(2)	(1)	—%
Vessco Midco Holdings, LLC(15)(27)	First lien senior secured loan	S +	5.25%	7/2031	37,696	37,326	37,319	0.6%
Vessco Midco Holdings, LLC(10)(15)(24)(27)	First lien senior secured delayed draw term loan	S +	5.25%	7/2026	1,843	1,781	1,771	—%
Vessco Midco Holdings, LLC(10)(23)(27)	First lien senior secured revolving loan	S +	5.25%	7/2031	—	(41)	(42)	—%
						144,289	141,896	2.3%
Insurance
Alera Group, Inc.(13)(27)	First lien senior secured loan	S +	5.25%	10/2028	34,196	34,196	34,196	0.6%
AmeriLife Holdings LLC(14)(27)	First lien senior secured loan	S +	5.00%	8/2029	1,034	1,018	1,034	—%
AmeriLife Holdings LLC(10)(14)(24)(27)	First lien senior secured delayed draw term loan	S +	5.00%	6/2026	69	69	69	—%
AmeriLife Holdings LLC(10)(23)(27)	First lien senior secured revolving loan	S +	5.00%	8/2028	—	(1)	—	—%

Blue Owl Capital Corporation
Consolidated Schedule of Investments
As of September 30, 2024
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(4)(8)(12)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(2)(3)	Fair Value	Percentage of Net Assets
Brightway Holdings, LLC(13)(27)	First lien senior secured loan	S +	6.50%	12/2027	29,305	29,080	28,939	0.5%
Brightway Holdings, LLC(10)(23)(27)	First lien senior secured revolving loan	S +	6.50%	12/2027	—	(21)	(39)	—%
Evolution BuyerCo, Inc. (dba SIAA)(14)(27)	First lien senior secured loan	S +	6.25%	4/2028	139,203	138,043	139,203	2.3%
Evolution BuyerCo, Inc. (dba SIAA)(10)(14)(24)(27)	First lien senior secured delayed draw term loan	S +	6.00%	12/2025	3,955	3,814	3,945	0.1%
Evolution BuyerCo, Inc. (dba SIAA)(10)(23)(27)	First lien senior secured revolving loan	S +	6.25%	4/2027	—	(65)	—	—%
Galway Borrower LLC(10)(24)(27)	First lien senior secured delayed draw term loan	S +	4.50%	7/2026	—	—	—	—%
Galway Borrower LLC(10)(14)(27)	First lien senior secured revolving loan	S +	4.50%	9/2028	51	50	51	—%
Integrity Marketing Acquisition, LLC(14)(27)	First lien senior secured loan	S +	5.00%	8/2028	41,047	40,839	40,835	0.7%
Integrity Marketing Acquisition, LLC(10)(23)(24)(27)	First lien senior secured delayed draw term loan	S +	5.00%	8/2026	—	(18)	(18)	—%
Integrity Marketing Acquisition, LLC(10)(23)(27)	First lien senior secured revolving loan	S +	5.00%	8/2028	—	(6)	(6)	—%
Norvax, LLC (dba GoHealth)(13)(27)	First lien senior secured loan	S +	8.00%	9/2025	66,929	66,360	65,590	1.1%
Norvax, LLC (dba GoHealth)(10)(13)(27)	First lien senior secured revolving loan	S +	6.50%	6/2025	2,773	2,773	2,651	—%
Peter C. Foy & Associates Insurance Services, LLC (dba PCF Insurance Services)(15)(27)	First lien senior secured loan	S +	5.50%	11/2028	108,900	108,900	108,900	1.8%
Peter C. Foy & Associates Insurance Services, LLC (dba PCF Insurance Services)(10)(23)(27)	First lien senior secured revolving loan	S +	6.00%	11/2027	—	(32)	—	—%
PCF Midco II, LLC (dba PCF Insurance Services)(17)(27)	First lien senior secured loan		9.00% PIK	10/2031	154,411	145,335	147,077	2.5%
Summit Acquisition Inc. (dba K2 Insurance Services)(14)(27)	First lien senior secured loan	S +	6.50%	5/2030	726	707	741	—%
Summit Acquisition Inc. (dba K2 Insurance Services)(10)(23)(24)(27)	First lien senior secured delayed draw term loan	S +	6.50%	11/2024	—	(2)	—	—%
Summit Acquisition Inc. (dba K2 Insurance Services)(10)(23)(27)	First lien senior secured revolving loan	S +	6.50%	5/2029	—	(2)	—	—%
Tempo Buyer Corp. (dba Global Claims Services)(14)(27)	First lien senior secured loan	S +	4.75%	8/2028	1,059	1,045	1,059	—%
Tempo Buyer Corp. (dba Global Claims Services)(10)(18)(27)	First lien senior secured revolving loan	P +	3.75%	8/2027	15	14	15	—%
THG Acquisition, LLC (dba Hilb)(13)(27)	First lien senior secured loan	S +	5.75%	12/2026	73,398	72,731	73,398	1.2%
THG Acquisition, LLC (dba Hilb)(10)(13)(27)	First lien senior secured revolving loan	S +	5.75%	12/2025	3,061	3,016	3,061	0.1%

Blue Owl Capital Corporation
Consolidated Schedule of Investments
As of September 30, 2024
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(4)(8)(12)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(2)(3)	Fair Value	Percentage of Net Assets
USRP Holdings, Inc. (dba U.S. Retirement and Benefits Partners)(13)(27)	First lien senior secured loan	S +	5.00%	12/2029	38,012	37,825	37,917	0.6%
USRP Holdings, Inc. (dba U.S. Retirement and Benefits Partners)(10)(23)(27)	First lien senior secured revolving loan	S +	5.00%	12/2029	—	(21)	(11)	—%
KUSRP Intermediate, Inc. (dba U.S. Retirement and Benefits Partners)(13)(27)	First lien senior secured loan	S +	10.50% PIK	7/2030	40,548	40,218	40,548	0.7%
						725,865	729,155	12.2%
Internet software and services
3ES Innovation Inc. (dba Aucerna)(13)(27)(29)	First lien senior secured loan	S +	6.50%	5/2025	59,542	59,434	59,542	1.0%
3ES Innovation Inc. (dba Aucerna)(10)(23)(27)(29)	First lien senior secured revolving loan	S +	6.50%	5/2025	—	(5)	—	—%
AI Titan Parent, Inc. (dba Prometheus Group)(14)(27)	First lien senior secured loan	S +	4.75%	8/2031	755	747	747	—%
AI Titan Parent, Inc. (dba Prometheus Group)(10)(23)(24)(27)	First lien senior secured delayed draw term loan	S +	4.75%	9/2026	—	(1)	(1)	—%
AI Titan Parent, Inc. (dba Prometheus Group)(10)(23)(27)	First lien senior secured revolving loan	S +	4.75%	8/2031	—	(1)	(1)	—%
AlphaSense, Inc.(13)(27)	First lien senior secured loan	S +	6.25%	6/2029	707	700	700	—%
AlphaSense, Inc.(10)(23)(24)(27)	First lien senior secured delayed draw term loan	S +	6.25%	12/2025	—	(1)	(1)	—%
AlphaSense, Inc.(10)(27)	First lien senior secured delayed draw term loan	S +	6.25%	6/2029	—	—	—	—%
Anaplan, Inc.(14)(27)	First lien senior secured loan	S +	5.25%	6/2029	139,134	139,097	139,134	2.3%
Anaplan, Inc.(10)(27)	First lien senior secured revolving loan	S +	5.25%	6/2028	—	—	—	—%
Aptean Acquiror, Inc. (dba Aptean)(13)(27)	First lien senior secured loan	S +	5.25%	1/2031	824	816	820	—%
Aptean Acquiror, Inc. (dba Aptean)(10)(14)(24)(27)	First lien senior secured delayed draw term loan	S +	5.25%	1/2026	2	2	2	—%
Aptean Acquiror, Inc. (dba Aptean)(10)(23)(27)	First lien senior secured revolving loan	S +	5.25%	1/2031	—	(1)	—	—%
Armstrong Bidco Limited (dba The Access Group)(22)(27)(29)	First lien senior secured GBP term loan	SA +	5.25%	6/2029	£2,960	3,574	3,950	0.1%
Artifact Bidco, Inc. (dba Avetta)(14)(27)	First lien senior secured loan	S +	4.50%	7/2031	9,105	9,061	9,059	0.2%
Artifact Bidco, Inc. (dba Avetta)(10)(23)(24)(27)	First lien senior secured delayed draw term loan	S +	4.50%	7/2027	—	(5)	(6)	—%
Artifact Bidco, Inc. (dba Avetta)(10)(23)(27)	First lien senior secured revolving loan	S +	4.50%	7/2030	—	(7)	(8)	—%

Blue Owl Capital Corporation
Consolidated Schedule of Investments
As of September 30, 2024
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(4)(8)(12)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(2)(3)	Fair Value	Percentage of Net Assets
Azurite Intermediate Holdings, Inc. (dba Alteryx, Inc.)(13)(27)	First lien senior secured loan	S +	6.50%	3/2031	3,658	3,605	3,612	0.1%
Azurite Intermediate Holdings, Inc. (dba Alteryx, Inc.)(10)(13)(24)(27)	First lien senior secured delayed draw term loan	S +	6.50%	3/2026	5,320	5,225	5,239	0.1%
Azurite Intermediate Holdings, Inc. (dba Alteryx, Inc.)(10)(23)(27)	First lien senior secured revolving loan	S +	6.50%	3/2031	—	(18)	(17)	—%
Bayshore Intermediate #2, L.P. (dba Boomi)(14)(27)	First lien senior secured loan	S +	7.75% PIK	10/2028	114,290	113,053	114,290	1.9%
Bayshore Intermediate #2, L.P. (dba Boomi)(10)(23)(27)	First lien senior secured revolving loan	S +	6.75%	10/2027	—	(78)	—	—%
BCTO BSI Buyer, Inc. (dba Buildertrend)(14)(27)	First lien senior secured loan	S +	7.50% PIK	12/2026	59,123	58,865	59,123	1.0%
BCTO BSI Buyer, Inc. (dba Buildertrend)(10)(23)(27)	First lien senior secured revolving loan	S +	7.50%	12/2026	—	(47)	—	—%
Catalis Intermediate, Inc. (fka GovBrands Intermediate, Inc.)(14)(27)	First lien senior secured loan	S +	5.50%	8/2027	12,696	12,527	12,347	0.2%
Catalis Intermediate, Inc. (fka GovBrands Intermediate, Inc.)(10)(14)(27)	First lien senior secured revolving loan	S +	5.50%	8/2027	273	264	251	—%
Crewline Buyer, Inc. (dba New Relic)(14)(27)	First lien senior secured loan	S +	6.75%	11/2030	106,201	104,748	105,936	1.8%
Crewline Buyer, Inc. (dba New Relic)(10)(23)(27)	First lien senior secured revolving loan	S +	6.75%	11/2030	—	(145)	(28)	—%
CivicPlus, LLC(14)(27)	First lien senior secured loan	S +	5.75% (2.50% PIK)	8/2027	36,035	35,837	36,035	0.6%
CivicPlus, LLC(10)(23)(27)	First lien senior secured revolving loan	S +	5.75%	8/2027	—	(14)	—	—%
CP PIK DEBT ISSUER, LLC (dba CivicPlus, LLC)(14)(27)	Unsecured notes	S +	11.75% PIK	6/2034	23,098	22,687	23,098	0.4%
Coupa Holdings, LLC(14)(27)	First lien senior secured loan	S +	5.50%	2/2030	783	783	783	—%
Coupa Holdings, LLC(10)(24)(27)	First lien senior secured delayed draw term loan	S +	5.50%	8/2025	—	—	—	—%
Coupa Holdings, LLC(10)(27)	First lien senior secured revolving loan	S +	5.50%	2/2029	—	—	—	—%
Delinea Buyer, Inc. (f/k/a Centrify)(14)(27)	First lien senior secured loan	S +	5.75%	3/2028	65,051	64,125	65,051	1.1%
Delinea Buyer, Inc. (f/k/a Centrify)(10)(23)(27)	First lien senior secured revolving loan	S +	5.75%	3/2027	—	(81)	—	—%
Delinea Buyer, Inc. (f/k/a Centrify)(14)(27)	First lien senior secured loan	S +	6.00%	3/2028	23,612	23,186	23,612	0.4%
EET Buyer, Inc. (dba e-Emphasys)(14)(27)	First lien senior secured loan	S +	5.00%	11/2027	4,432	4,406	4,432	0.1%
EET Buyer, Inc. (dba e-Emphasys)(10)(23)(27)	First lien senior secured revolving loan	S +	5.00%	11/2027	—	(2)	—	—%

Blue Owl Capital Corporation
Consolidated Schedule of Investments
As of September 30, 2024
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(4)(8)(12)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(2)(3)	Fair Value	Percentage of Net Assets
Forescout Technologies, Inc.(14)(27)	First lien senior secured loan	S +	5.00%	5/2031	79,400	79,017	79,003	1.3%
Forescout Technologies, Inc.(10)(23)(27)	First lien senior secured revolving loan	S +	5.00%	5/2030	—	(27)	(28)	—%
Granicus, Inc.(14)(27)	First lien senior secured loan	S +	5.75% (2.25% PIK)	1/2031	8,974	8,892	8,963	0.2%
Granicus, Inc.(10)(23)(27)	First lien senior secured revolving loan	S +	5.25%	1/2031	—	(10)	—	—%
H&F Opportunities LUX III S.À R.L (dba Checkmarx)(13)(27)(29)	First lien senior secured loan	S +	7.50%	4/2026	51,567	51,082	51,438	0.9%
H&F Opportunities LUX III S.À R.L (dba Checkmarx)(10)(23)(27)(29)	First lien senior secured revolving loan	S +	7.50%	4/2026	—	(125)	(41)	—%
Hyland Software, Inc.(13)(27)	First lien senior secured loan	S +	6.00%	9/2030	52,770	52,061	52,506	0.9%
Hyland Software, Inc.(10)(23)(27)	First lien senior secured revolving loan	S +	6.00%	9/2029	—	(31)	(13)	—%
Icefall Parent, Inc. (dba EngageSmart)(13)(27)	First lien senior secured loan	S +	6.50%	1/2030	22,051	21,648	21,941	0.4%
Icefall Parent, Inc. (dba EngageSmart)(10)(23)(27)	First lien senior secured revolving loan	S +	6.50%	1/2030	—	(37)	(11)	—%
JS Parent, Inc. (dba Jama Software)(14)(27)	First lien senior secured loan	S +	5.00%	4/2031	912	907	907	—%
JS Parent, Inc. (dba Jama Software)(10)(27)	First lien senior secured revolving loan	S +	5.00%	4/2031	—	—	—	—%
Litera Bidco LLC(13)(27)	First lien senior secured loan	S +	5.00%	5/2028	123,584	123,015	122,966	2.1%
Litera Bidco LLC(10)(13)(24)(27)	First lien senior secured delayed draw term loan	S +	5.00%	11/2026	16,221	16,105	16,094	0.3%
Litera Bidco LLC(10)(24)(27)	First lien senior secured delayed draw term loan	S +	5.00%	5/2027	—	—	—	—%
Litera Bidco LLC(10)(23)(27)	First lien senior secured revolving loan	S +	5.00%	5/2028	—	(37)	(41)	—%
MessageBird BidCo B.V.(13)(27)(29)	First lien senior secured loan	S +	6.75%	5/2027	19,250	19,036	19,250	0.3%
MINDBODY, Inc.(14)(27)	First lien senior secured loan	S +	7.00%	9/2025	62,018	61,959	62,018	1.0%
MINDBODY, Inc.(10)(23)(27)	First lien senior secured revolving loan	S +	7.00%	9/2025	—	(4)	—	—%
Ministry Brands Holdings, LLC(13)(27)	First lien senior secured loan	S +	5.50%	12/2028	759	748	751	—%
Ministry Brands Holdings, LLC(10)(23)(27)	First lien senior secured revolving loan	S +	5.50%	12/2027	—	(1)	(1)	—%

Blue Owl Capital Corporation
Consolidated Schedule of Investments
As of September 30, 2024
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(4)(8)(12)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(2)(3)	Fair Value	Percentage of Net Assets
PDI TA Holdings, Inc.(14)(27)	First lien senior secured loan	S +	5.25%	2/2031	14,965	14,757	14,816	0.2%
PDI TA Holdings, Inc.(10)(23)(24)(27)	First lien senior secured delayed draw term loan	S +	5.25%	2/2026	—	(31)	(17)	—%
PDI TA Holdings, Inc.(10)(23)(27)	First lien senior secured revolving loan	S +	5.25%	2/2031	—	(21)	(15)	—%
QAD, Inc.(13)(27)	First lien senior secured loan	S +	4.75%	11/2027	26,518	26,518	26,518	0.4%
QAD, Inc.(10)(27)	First lien senior secured revolving loan	S +	4.75%	11/2027	—	—	—	—%
SailPoint Technologies Holdings, Inc.(14)(27)	First lien senior secured loan	S +	6.00%	8/2029	45,640	44,898	45,526	0.8%
SailPoint Technologies Holdings, Inc.(10)(23)(27)	First lien senior secured revolving loan	S +	6.00%	8/2028	—	(56)	(11)	—%
Securonix, Inc.(14)(27)	First lien senior secured loan	S +	7.00%	4/2028	847	842	746	—%
Securonix, Inc.(10)(14)(23)(27)	First lien senior secured revolving loan	S +	7.00%	4/2028	3	3	(15)	—%
Sitecore Holding III A/S(14)(27)	First lien senior secured loan	S +	7.75% (4.25% PIK)	3/2029	4,141	4,114	4,141	0.1%
Sitecore USA, Inc.(14)(27)	First lien senior secured loan	S +	7.75% (4.25% PIK)	3/2029	24,964	24,805	24,964	0.4%
Sitecore Holding III A/S(20)(27)	First lien senior secured EUR term loan	E +	7.75% (4.25% PIK)	3/2029	€ 24,236	25,402	27,049	0.5%
Thunder Purchaser, Inc. (dba Vector Solutions)(14)(27)	First lien senior secured loan	S +	5.50%	6/2028	68,116	67,712	68,116	1.1%
Thunder Purchaser, Inc. (dba Vector Solutions)(10)(14)(27)	First lien senior secured revolving loan	S +	5.50%	6/2027	4,441	4,411	4,441	0.1%
When I Work, Inc.(14)(27)	First lien senior secured loan	S +	7.00% PIK	11/2027	5,885	5,856	5,708	0.1%
When I Work, Inc.(10)(23)(27)	First lien senior secured revolving loan	S +	6.00%	11/2027	—	(5)	(28)	—%
Zendesk, Inc.(14)(27)	First lien senior secured loan	S +	5.00%	11/2028	71,217	70,203	71,217	1.2%
Zendesk, Inc.(10)(23)(24)(27)	First lien senior secured delayed draw term loan	S +	5.00%	11/2025	—	(444)	—	—%
Zendesk, Inc.(10)(23)(27)	First lien senior secured revolving loan	S +	5.00%	11/2028	—	(98)	—	—%
						1,385,400	1,396,559	23.6%
Leisure and entertainment
Aerosmith Bidco Limited (dba Audiotonix)(15)(27)(29)	First lien senior secured loan	S +	5.25%	7/2031	202,930	200,372	200,323	3.4%
Aerosmith Bidco Limited (dba Audiotonix)(10)(23)(24)(27)(29)	First lien senior secured multi-draw term loan	S +	5.25%	7/2027	—	(119)	(126)	—%
Aerosmith Bidco Limited (dba Audiotonix)(10)(23)(27)(29)	First lien senior secured multi-currency revolving loan	S +	5.25%	7/2030	—	(323)	(334)	—%

Blue Owl Capital Corporation
Consolidated Schedule of Investments
As of September 30, 2024
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(4)(8)(12)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(2)(3)	Fair Value	Percentage of Net Assets
Troon Golf, L.L.C.(14)(27)	First lien senior secured loan	S +	4.50%	8/2028	40,527	40,527	40,527	0.7%
Troon Golf, L.L.C.(10)(23)(24)(27)	First lien senior secured delayed draw term loan	S +	4.50%	9/2026	—	(15)	(16)	—%
Troon Golf, L.L.C.(10)(27)	First lien senior secured revolving loan	S +	4.50%	8/2028	—	—	—	—%
						240,442	240,374	4.1%
Manufacturing
Faraday Buyer, LLC (dba MacLean Power Systems)(14)(27)	First lien senior secured loan	S +	6.00%	10/2028	105,227	103,426	104,438	1.8%
Faraday Buyer, LLC (dba MacLean Power Systems)(10)(23)(24)(27)	First lien senior secured delayed draw term loan	S +	6.00%	11/2025	—	(91)	—	—%
Gloves Buyer, Inc. (dba Protective Industrial Products)(6)(13)(27)	First lien senior secured loan	S +	4.00%	12/2027	14,961	14,927	14,896	0.2%
Helix Acquisition Holdings, Inc. (dba MW Industries)(13)(27)	First lien senior secured loan	S +	7.00%	3/2030	946	922	939	—%
Ideal Tridon Holdings, Inc.(14)(27)	First lien senior secured loan	S +	6.75%	4/2028	26,667	26,058	26,534	0.4%
Ideal Tridon Holdings, Inc.(10)(23)(27)	First lien senior secured revolving loan	S +	6.75%	4/2028	—	(54)	(13)	—%
JSG II, Inc.(13)(27)	First lien senior secured loan	S +	4.50%	6/2026	13,531	13,492	13,531	0.2%
MHE Intermediate Holdings, LLC (dba OnPoint Group)(14)(27)	First lien senior secured loan	S +	6.00%	7/2027	79,193	78,774	79,193	1.3%
MHE Intermediate Holdings, LLC (dba OnPoint Group)(10)(23)(27)	First lien senior secured revolving loan	S +	6.00%	7/2027	—	(73)	—	—%
Loparex Midco BV(13)(27)	First lien senior secured loan	S +	6.00%	2/2027	796	796	796	—%
PHM Netherlands Midco B.V. (dba Loparex)(14)(27)	Second lien senior secured loan	S +	8.75%	7/2027	112,000	108,416	94,640	1.6%
Sonny's Enterprises, LLC(14)(27)	First lien senior secured loan	S +	5.25%	8/2028	237,191	235,206	236,598	4.0%
Sonny's Enterprises, LLC(10)(14)(24)(27)	First lien senior secured delayed draw term loan	S +	5.25%	6/2026	1,890	1,795	1,885	—%
Sonny's Enterprises, LLC(10)(23)(27)	First lien senior secured revolving loan	S +	5.25%	8/2027	—	(108)	(47)	—%
						583,486	573,390	9.5%
Oil and gas
Project Power Buyer, LLC (dba PEC-Veriforce)(14)(27)	First lien senior secured loan	S +	6.75%	5/2026	43,836	43,661	43,836	0.7%
Project Power Buyer, LLC (dba PEC-Veriforce)(10)(23)(27)	First lien senior secured revolving loan	S +	6.75%	5/2025	—	(4)	—	—%
						43,657	43,836	0.7%

Blue Owl Capital Corporation
Consolidated Schedule of Investments
As of September 30, 2024
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(4)(8)(12)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(2)(3)	Fair Value	Percentage of Net Assets
Pharmaceuticals
BridgeBio Pharma, Inc.(14)(27)(29)	First lien senior secured loan	S +	6.50%	N/A	75,000	74,900	74,813	1.3%
TG THERAPEUTICS, INC.(14)(27)(29)	First lien senior secured loan	S +	5.50%	N/A	31,250	31,022	31,016	0.5%
						105,922	105,829	1.8%
Professional services
Apex Service Partners, LLC(13)(27)	First lien senior secured loan	S +	7.00% (2.00% PIK)	10/2030	32,433	31,715	32,758	0.5%
Apex Service Partners, LLC(10)(13)(27)	First lien senior secured revolving loan	S +	6.50%	10/2029	989	946	999	—%
Essential Services Holding Corporation (dba Turnpoint)(14)(27)	First lien senior secured loan	S +	5.00%	6/2031	19,717	19,526	19,520	0.3%
Essential Services Holding Corporation (dba Turnpoint)(10)(23)(24)(27)	First lien senior secured delayed draw term loan	S +	5.00%	6/2026	—	(19)	(19)	—%
Essential Services Holding Corporation (dba Turnpoint)(10)(23)(27)	First lien senior secured revolving loan	S +	5.00%	6/2030	—	(23)	(24)	—%
Gerson Lehrman Group, Inc.(14)(27)	First lien senior secured loan	S +	5.25%	12/2027	122,818	121,894	122,511	2.1%
Gerson Lehrman Group, Inc.(10)(23)(27)	First lien senior secured revolving loan	S +	5.25%	12/2027	—	(45)	(16)	—%
Guidehouse Inc.(13)(27)	First lien senior secured loan	S +	5.75% (2.00% PIK)	12/2030	4,619	4,619	4,608	0.1%
Relativity ODA LLC(13)(27)	First lien senior secured loan	S +	4.50%	5/2029	76,621	76,318	76,307	1.3%
Relativity ODA LLC(10)(23)(27)	First lien senior secured revolving loan	S +	4.50%	5/2029	—	(26)	(27)	—%
Sensor Technology Topco, Inc. (dba Humanetics)(14)(27)	First lien senior secured loan	S +	7.00% (2.00% PIK)	5/2028	65,461	65,186	65,789	1.1%
Sensor Technology Topco, Inc. (dba Humanetics)(10)(24)(27)	First lien senior secured delayed draw term loan	S +	6.50%	9/2025	—	—	—	—%
Sensor Technology Topco, Inc. (dba Humanetics)(10)(24)(27)	First lien senior secured EUR delayed draw term loan	E +	6.75%	9/2025	€ -	—	—	—%
Sensor Technology Topco, Inc. (dba Humanetics)(19)(27)	First lien senior secured EUR term loan	E +	7.25% (2.25% PIK)	5/2028	€ 11,824	12,792	13,262	0.2%
Sensor Technology Topco, Inc. (dba Humanetics)(10)(13)(27)	First lien senior secured revolving loan	S +	6.50%	5/2028	3,297	3,274	3,310	0.1%
Vensure Employer Services, Inc.(14)(27)	First lien senior secured loan	S +	5.00%	9/2031	779	771	771	—%
Vensure Employer Services, Inc.(10)(23)(24)(27)	First lien senior secured delayed draw term loan	S +	5.00%	9/2026	—	(1)	9	—%
						336,927	339,758	5.7%

Blue Owl Capital Corporation
Consolidated Schedule of Investments
As of September 30, 2024
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(4)(8)(12)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(2)(3)	Fair Value	Percentage of Net Assets
Specialty retail
Galls, LLC(14)(27)	First lien senior secured loan	S +	6.50% (1.50% PIK)	3/2030	98,401	97,035	97,909	1.6%
Galls, LLC(10)(14)(24)(27)	First lien senior secured delayed draw term loan	S +	6.50% (1.50% PIK)	3/2026	3,598	3,367	3,580	0.1%
Galls, LLC(10)(14)(27)	First lien senior secured revolving loan	S +	6.00%	3/2030	5,607	5,429	5,542	0.1%
Milan Laser Holdings LLC(14)(27)	First lien senior secured loan	S +	5.00%	4/2027	23,628	23,513	23,628	0.4%
Milan Laser Holdings LLC(10)(13)(27)	First lien senior secured revolving loan	S +	5.00%	4/2026	1,002	990	1,002	—%
Notorious Topco, LLC (dba Beauty Industry Group)(14)(27)	First lien senior secured loan	S +	7.25% (2.50% PIK)	11/2027	118,273	117,254	109,403	1.8%
Notorious Topco, LLC (dba Beauty Industry Group)(10)(23)(27)	First lien senior secured revolving loan	S +	6.75%	5/2027	—	(69)	(718)	—%
The Shade Store, LLC(13)(27)	First lien senior secured loan	S +	6.00%	10/2029	39,090	37,603	38,309	0.6%
The Shade Store, LLC(10)(14)(27)	First lien senior secured revolving loan	S +	6.00%	10/2028	2,733	2,601	2,653	—%
						287,723	281,308	4.6%
Telecommunications
Park Place Technologies, LLC(14)(27)	First lien senior secured loan	S +	5.25%	3/2031	2,350	2,328	2,339	—%
Park Place Technologies, LLC(10)(23)(24)(27)	First lien senior secured delayed draw term loan	S +	5.25%	9/2025	—	(2)	—	—%
Park Place Technologies, LLC(10)(13)(27)	First lien senior secured revolving loan	S +	5.25%	3/2030	44	42	43	—%
PPT Holdings III, LLC (dba Park Place Technologies)(17)(27)	First lien senior secured loan		12.75% PIK	3/2034	801	783	793	—%
						3,151	3,175	—%
Transportation
Lightbeam Bidco, Inc. (dba Lazer Spot)(14)(27)	First lien senior secured loan	S +	5.00%	5/2030	4,490	4,490	4,490	0.1%
Lightbeam Bidco, Inc. (dba Lazer Spot)(10)(23)(27)	First lien senior secured revolving loan	S +	5.00%	5/2029	—	(4)	—	—%
Lytx, Inc.(13)(27)	First lien senior secured loan	S +	5.00%	2/2028	71,005	71,005	71,005	1.2%
						75,491	75,495	1.3%
Total non-controlled/non-affiliated portfolio company debt investments						$11,093,523	$10,927,230	182.5%

Equity Investments
Aerospace and defense
Space Exploration Technologies Corp.(27)(28)(30)	Class A Common Stock		N/A	N/A	46,605	2,557	5,220	0.1%
Space Exploration Technologies Corp.(27)(28)(30)	Class C Common Stock		N/A	N/A	9,360	446	1,048	—%
						3,003	6,268	0.1%

Blue Owl Capital Corporation
Consolidated Schedule of Investments
As of September 30, 2024
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(4)(8)(12)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(2)(3)	Fair Value	Percentage of Net Assets
Asset based lending and fund finance
Amergin Asset Management, LLC(27)(28)(30)	Class A Units		N/A	N/A	50,000,000	1	1,608	—%
						1	1,608	—%
Automotive services
CD&R Value Building Partners I, L.P. (dba Belron)(7)(27)(28)(29)(30)	LP Interest		N/A	N/A	32,911	32,910	40,051	0.7%
Metis HoldCo, Inc. (dba Mavis Tire Express Services)(17)(27)(28)	Series A Convertible Preferred Stock		7.00% PIK	N/A	149,692	186,422	189,686	3.2%
						219,332	229,737	3.9%
Buildings and real estate
Dodge Construction Network Holdings, L.P.(27)(28)(30)	Class A-2 Common Units		N/A	N/A	2,181,629	1,860	912	—%
Dodge Construction Network Holdings, L.P.(14)(27)(28)	Series A Preferred Units	S +	8.25% PIK	N/A	—	45	25	—%
						1,905	937	—%
Business services
Denali Holding, LP (dba Summit Companies)(27)(28)(30)	Class A Units		N/A	N/A	337,460	3,431	5,639	0.1%
Hercules Buyer, LLC (dba The Vincit Group)(27)(28)(30)(32)	Common Units		N/A	N/A	2,190,000	2,192	2,676	—%
Knockout Intermediate Holdings I Inc. (dba Kaseya Inc.)(15)(27)(28)	Perpetual Preferred Stock	S +	10.75% PIK	N/A	14,000	17,710	17,979	0.3%
						23,333	26,294	0.4%
Consumer Products
ASP Conair Holdings LP(27)(28)(30)	Class A Units		N/A	N/A	60,714	6,071	6,090	0.1%
						6,071	6,090	0.1%
Financial services
Blend Labs, Inc.(5)(27)(30)	Common stock		N/A	N/A	72,317	1,000	271	—%
Blend Labs, Inc.(27)(28)(30)	Warrants		N/A	N/A	179,529	975	10	—%
						1,975	281	—%
Food and beverage
HFS Matterhorn Topco, Inc.(27)(28)(30)	LLC interest		N/A	N/A	1,088	10,874	—	—%
Hissho Sushi Holdings, LLC(27)(28)(30)	Class A Units		N/A	N/A	7,502	60	92	—%
						10,934	92	—%
Healthcare equipment and services
KPCI Holdings, L.P.(27)(28)(30)	Class A Units		N/A	N/A	30	32,284	69,587	1.2%
Maia Aggregator, LP(27)(28)(30)	Class A-2 Units		N/A	N/A	168,539	169	162	—%
Patriot Holdings SCSp (dba Corza Health, Inc.)(27)(28)(29)(30)	Class B Units		N/A	N/A	97,833	162	696	—%
Patriot Holdings SCSp (dba Corza Health, Inc.)(17)(27)(28)(29)	Class A Units		8.00% PIK	N/A	7,104	10,342	10,343	0.2%
Rhea Acquisition Holdings, LP(27)(28)(30)	Series A-2 Units		N/A	N/A	119,048	119	183	—%
						43,076	80,971	1.4%
Healthcare providers and services

Blue Owl Capital Corporation
Consolidated Schedule of Investments
As of September 30, 2024
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(4)(8)(12)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(2)(3)	Fair Value	Percentage of Net Assets
KOBHG Holdings, L.P. (dba OB Hospitalist)(27)(28)(30)	Class A Interests	N/A	N/A	6,670	6,670	6,102	0.1%
KWOL Acquisition Inc. (dba Worldwide Clinical Trials)(27)(28)(30)	Class A Interest	N/A	N/A	452	4,518	4,518	0.1%
Romulus Intermediate Holdings 1 Inc. (dba PetVet Care Centers)(17)(27)(28)	Series A Preferred Stock	15.00% PIK	N/A	13,605	13,393	13,231	0.2%
XOMA Corporation(27)(28)(30)	Warrants	N/A	N/A	30	205	367	—%
					24,786	24,218	0.4%
Healthcare technology
BEHP Co-Investor II, L.P.(27)(28)(29)(30)	LP Interest	N/A	N/A	1,270	1,043	1,297	—%
WP Irving Co-Invest, L.P.(27)(28)(29)(30)	Partnership Units	N/A	N/A	1,250,000	959	1,276	—%
Minerva Holdco, Inc.(17)(27)(28)	Senior A Preferred Stock	10.75% PIK	N/A	7,000	9,180	8,961	0.2%
					11,182	11,534	0.2%

Blue Owl Capital Corporation
Consolidated Schedule of Investments
As of September 30, 2024
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(4)(8)(12)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(2)(3)	Fair Value	Percentage of Net Assets
Household products
Evology, LLC(27)(28)(30)	Class B Units	N/A	N/A	451	2,160	1,422	—%
					2,160	1,422	—%
Human resource support services
Sunshine Software Holdings, Inc. (dba Cornerstone OnDemand, Inc.)(17)(27)(28)	Series A Preferred Stock	10.50% PIK	N/A	38,500	50,136	43,844	0.7%
					50,136	43,844	0.7%
Insurance
Accelerate Topco Holdings, LLC(27)(28)(30)	Common Units	N/A	N/A	513	14	22	—%
Evolution Parent, LP (dba SIAA)(27)(28)(30)	LP Interest	N/A	N/A	42,838	4,284	4,874	0.1%
GrowthCurve Capital Sunrise Co-Invest LP (dba Brightway)(27)(28)(30)	LP Interest	N/A	N/A	638	638	630	—%
GoHealth, Inc.(5)(27)(30)	Common stock	N/A	N/A	68,125	5,234	639	—%
Hockey Parent Holdings, L.P.(27)(28)(30)	Class A Common Units	N/A	N/A	10,000	10,010	10,478	0.2%
PCF Holdco, LLC (dba PCF Insurance Services)(17)(27)(28)	Series A Preferred Units	15.00% PIK	N/A	16,644	14,631	18,126	0.3%
PCF Holdco, LLC (dba PCF Insurance Services)(27)(28)(30)	Class A Units	N/A	N/A	14,772,724	37,463	65,120	1.1%
PCF Holdco, LLC (dba PCF Insurance Services)(27)(28)(30)	Class A Unit Warrants	N/A	N/A	1,288,200	4,396	3,780	0.1%
					76,670	103,669	1.8%
Internet and software services
AlphaSense, LLC(27)(28)(30)	Series E Preferred Shares	N/A	N/A	3,386	152	152	—%
BCTO WIW Holdings, Inc. (dba When I Work)(27)(28)(30)	Class A Common Stock	N/A	N/A	13,000	1,300	767	—%
Brooklyn Lender Co-Invest 2, L.P. (dba Boomi)(27)(28)(30)	Common Units	N/A	N/A	7,503,843	7,504	9,685	0.2%
Elliott Alto Co-Investor Aggregator L.P.(27)(28)(29)(30)	LP Interest	N/A	N/A	3,134	3,155	4,379	0.1%
Insight CP (Blocker) Holdings, L.P. (dba CivicPlus, LLC)(27)(28)(29)(30)	LP Interest	N/A	N/A	1,233	1,233	1,469	—%
MessageBird Holding B.V.(27)(28)(29)(30)	Extended Series C Warrants	N/A	N/A	122,890	753	133	—%
Project Alpine Co-Invest Fund, LP(27)(28)(29)(30)	LP Interest	N/A	N/A	10,000	10,006	11,817	0.2%
Project Hotel California Co-Invest Fund, L.P.(27)(28)(29)(30)	LP Interest	N/A	N/A	2,685	2,687	3,053	0.1%
Thunder Topco L.P. (dba Vector Solutions)(27)(28)(30)	Common Units	N/A	N/A	3,829,614	3,830	4,298	0.1%
VEPF Torreys Aggregator, LLC (dba MINDBODY, Inc.)(17)(27)(28)	Series A Preferred Stock	9.00% PIK	N/A	21,250	25,029	25,582	0.4%
WMC Bidco, Inc. (dba West Monroe)(17)(27)(28)	Senior Preferred Stock	11.25% PIK	N/A	16,692	22,812	22,013	0.4%
Zoro TopCo, Inc. (dba Zendesk, Inc.)(17)(27)(28)	Series A Preferred Equity	12.50% PIK	N/A	9,554	11,707	12,007	0.2%

Blue Owl Capital Corporation
Consolidated Schedule of Investments
As of September 30, 2024
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(4)(8)(12)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(2)(3)	Fair Value	Percentage of Net Assets
Zoro TopCo, L.P. (dba Zendesk, Inc.)(27)(28)(30)	Class A Common Units		N/A	N/A	796,165	7,962	8,669	0.1%
						98,130	104,024	1.8%
Manufacturing
Gloves Holdings, LP (dba Protective Industrial Products)(27)(28)(30)	LP Interest		N/A	N/A	32,500	3,250	3,847	0.1%
Windows Entities(27)(28)(31)	LLC Units		N/A	N/A	31,849	60,318	138,628	2.3%
						63,568	142,475	2.4%
Total non-controlled/non-affiliated portfolio company equity investments						$636,262	$783,464	13.2%
Total non-controlled/non-affiliated portfolio company investments						$11,729,785	$11,710,694	195.7%

Non-controlled/affiliated portfolio company investments(25)
Debt Investments
Education
Pluralsight, LLC(14)(27)	First lien senior secured loan	S +	7.50% PIK	8/2029	18,929	18,929	18,929	0.3%
Pluralsight, LLC(14)(27)	First lien senior secured loan	S +	4.50% (1.50% PIK)	8/2029	18,929	18,929	18,929	0.3%
Pluralsight, LLC(10)(27)	First lien senior secured delayed draw term loan	S +	4.50%	8/2029	—	—	—	—%
Pluralsight, LLC(10)(27)	First lien senior secured revolving loan	S +	4.50%	8/2029	—	—	—	—%
						37,858	37,858	0.6%
Specialty retail
Ideal Image Development, LLC(14)(27)	First lien senior secured loan	S +	6.50% PIK	2/2029	4,655	4,615	4,562	0.1%
Ideal Image Development, LLC(10)(16)(27)	First lien senior secured revolving loan	S +	6.50% PIK	2/2029	1,529	1,529	1,492	—%
						6,144	6,054	0.1%
Total non-controlled/affiliated portfolio company debt investments						$44,002	$43,912	0.7%

Equity Investments
Education
Paradigmatic Holdco LLC (dba Pluralsight)(27)(28)	Common stock		N/A	N/A	6,310	16,742	16,741	0.3%
						16,742	16,741	0.3%
Pharmaceuticals
LSI Financing 1 DAC(10)(27)(28)(29)	Preferred equity		N/A	N/A	18,949,711	27,821	29,534	0.5%
						27,821	29,534	0.5%

Blue Owl Capital Corporation
Consolidated Schedule of Investments
As of September 30, 2024
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(4)(8)(12)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(2)(3)	Fair Value	Percentage of Net Assets
Specialty retail
Ideal Topco, L.P.(27)(28)(30)	Class A-1 Preferred Units		N/A	N/A	9,146	9,146	8,780	0.1%
Ideal Topco, L.P.(27)(28)(30)	Class A-2 Common Units		N/A	N/A	6,220	—	—	—%
						9,146	8,780	0.1%
Total non-controlled/affiliated portfolio company equity investments						$53,709	$55,055	0.9%
Total non-controlled/affiliated portfolio company investments						$97,711	$98,967	1.6%

Controlled/affiliated portfolio company investments(26)
Debt Investments
Advertising and media
Swipe Acquisition Corporation (dba PLI)(14)(27)	First lien senior secured loan	S +	8.00%	6/2026	72,529	72,491	72,529	1.2%
Swipe Acquisition Corporation (dba PLI)(10)(27)	Letter of credit	S +	8.00%	6/2026	—	1	—	—%
						72,492	72,529	1.2%
Asset based lending and fund finance
AAM Series 1.1 Rail and Domestic Intermodal Feeder, LLC(17)(27)(29)	First lien senior secured loan		12.00% PIK	7/2030	42,511	42,511	42,511	0.7%
AAM Series 2.1 Aviation Feeder, LLC(17)(27)(29)	First lien senior secured loan		12.00% PIK	11/2030	39,933	39,933	39,933	0.7%
						82,444	82,444	1.4%
Distribution
PS Operating Company LLC (fka QC Supply, LLC)(11)(14)	First lien senior secured loan	S +	6.00% PIK	12/2026	14,879	13,366	3,906	0.1%
PS Operating Company LLC (fka QC Supply, LLC)(10)(11)(14)	First lien senior secured revolving loan	S +	6.00% PIK	12/2026	4,274	3,857	269	—%
						17,223	4,175	0.1%
Household products
Walker Edison Furniture Company LLC(11)(14)(27)	First lien senior secured loan	S +	6.75% PIK	3/2027	30,004	23,491	11,551	0.2%
Walker Edison Furniture Company LLC(10)(11)(14)(27)	First lien senior secured delayed draw term loan	S +	6.75% PIK	3/2027	6,697	6,464	2,233	—%
Walker Edison Furniture Company LLC(11)(14)(27)	First lien senior secured revolving loan	S +	6.75% PIK	3/2027	11,241	11,255	7,728	0.1%
						41,210	21,512	0.3%
Infrastructure and environmental services
Eagle Infrastructure Services, LLC(14)	First lien senior secured loan	S +	7.50%	4/2028	87,138	85,816	86,702	1.5%
						85,816	86,702	1.5%
Total controlled/affiliated portfolio company debt investments						$299,185	$267,362	4.5%

Blue Owl Capital Corporation
Consolidated Schedule of Investments
As of September 30, 2024
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(4)(8)(12)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(2)(3)	Fair Value	Percentage of Net Assets
Equity Investments
Advertising and media
New PLI Holdings, LLC (dba PLI)(27)(28)(30)	Class A Common Units	N/A	N/A	86,745	48,007	92,705	1.6%
					48,007	92,705	1.6%
Asset based lending and fund finance
AAM Series 1.1 Rail and Domestic Intermodal Feeder, LLC(10)(27)(28)(29)(30)	LLC Interest	N/A	N/A	26,763	26,771	31,160	0.5%
AAM Series 2.1 Aviation Feeder, LLC(10)(27)(28)(29)(30)	LLC Interest	N/A	N/A	17,317	17,361	17,811	0.3%
Wingspire Capital Holdings LLC(9)(10)(28)	LLC Interest	N/A	N/A	445,405	445,405	524,468	8.8%
					489,537	573,439	9.6%
Distribution
PS Op Holdings LLC (fka QC Supply, LLC)(28)(30)	Class A Common Units	N/A	N/A	248,271	4,300	—	—%
					4,300	—	—%
Household products
Walker Edison Holdco LLC(27)(28)(30)	Common Units	N/A	N/A	245,906	23,762	—	—%
					23,762	—	—%
Infrastructure and environmental services
Eagle Infrastructure Services, LLC(28)(30)	Common Units	N/A	N/A	576,276	24,058	25,099	0.4%
					24,058	25,099	0.4%
Insurance
Fifth Season Investments LLC(27)(28)	Class A Units	N/A	N/A	28	265,441	282,923	4.7%
					265,441	282,923	4.7%
Joint ventures
OBDC SLF LLC (fka Blue Owl Capital Corporation Senior Loan Fund LLC)(7)(9)(28)(29)	LLC interest	N/A	N/A	397,151	397,151	374,915	6.3%
Blue Owl Credit SLF LLC(7)(9)(27)(28)(29)(30)	LLC interest	N/A	N/A	21,438	21,453	21,432	0.4%
					418,604	396,347	6.7%
Total controlled/affiliated portfolio company equity investments					$1,273,709	$1,370,513	23.0%
Total controlled/affiliated portfolio company investments					$1,572,894	$1,637,875	27.5%
Total Investments					$13,400,390	$13,447,536	224.8%

	Interest Rate Swaps as of September 30, 2024
	Company Receives	Company Pays	Maturity Date	Notional Amount	Fair Value	Upfront Payments/Receipts	Change in Unrealized Appreciation / (Depreciation)	Hedged Instrument	Footnote Reference
Interest rate swap	2.63%	S + 1.769%	1/15/2027	$500,000	$(28,485)	—	$13,597	2027 Notes	Note 5
Interest rate swap	5.95%	S + 2.118%	2/15/2029	600,000	13,350	—	13,350	2029 Notes	Note 5
Total				$1,100,000			$26,947

Blue Owl Capital Corporation
Consolidated Schedule of Investments
As of September 30, 2024
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
(3)As of September 30, 2024, the net estimated unrealized loss for U.S. federal income tax purposes was $81.4 million based on a tax cost basis of $13.5 billion. As of September 30, 2024, the estimated aggregate gross unrealized loss for U.S. federal income tax purposes was $481.0 million and the estimated aggregate gross unrealized gain for U.S. federal income tax purposes was $399.6 million.
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
(11)Loan was on non-accrual status as of September 30, 2024.
(12)Unless otherwise indicated, loan contains a variable rate structure and may be subject to an interest rate floor. Variable rate loans bear interest at a rate that may be determined by reference to either the Secured Overnight Financing Rate (“SOFR” or “S,” which can include one-, three-, six- or twelve-month SOFR), Euro Interbank Offered Rate (“EURIBOR”or “E”,which can include one-, three- or six-month EURIBOR), SONIA (“SONIA” or “SA”), Australian Bank Bill Swap Bid Rate (“BBSY” or “BB”) (which can include one-, three-, or six-month BBSY) or an alternate base rate (which can include the Federal Funds Effective Rate or the Prime Rate), at the borrower’s option, and which reset periodically based on the terms of the loan agreement.
(13)The interest rate on these loans is subject to 1 month SOFR, which as of September 30, 2024 was 4.85%.
(14)The interest rate on these loans is subject to 3 month SOFR, which as of September 30, 2024 was 4.59%.
(15)The interest rate on these loans is subject to 6 month SOFR, which as of September 30, 2024 was 4.25%.
(16)The interest rate on these loans is subject to 12 month SOFR, which as of September 30, 2024 was 3.78%.
(17)Investment contains a fixed-rate structure.
(18)The interest rate on this loan is subject to Prime, which as of September 30, 2024 was 8.00%
(19)The interest rate on this loan is subject to 3 month EURIBOR, which as of September 30, 2024 was 3.28%.
(20)The interest rate on this loan is subject to 6 month EURIBOR, which as of September 30, 2024 was 3.11%.
(21)The interest rate on this loan is subject to 3 month BBSY, which as of September 30, 2024 was 4.43%
(22)The interest rate on this loan is subject to SONIA, which as of September 30, 2024 was 4.95%.
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
(25)As defined in the 1940 Act, the Company is deemed to be an “affiliated person” of this portfolio company as the Company owns more than 5% but less than 25% of the portfolio company's voting securities or has the power to exercise control over management or policies of such portfolio company, including through a management agreement (“non-controlled affiliate”). Transactions related to investments in non-controlled affiliates for the period ended September 30, 2024 were as follows:

($ in thousands)	Fair value as of December 31, 2023	Gross Additions (a)	Gross Reductions(b)	Net Change in Unrealized Gains (Losses)	Fair value as of September 30, 2024	Interest and PIK Income	Dividend Income	Other Income
LSI Financing 1 DAC	$19,988	$12,391	$(3,547)	$702	$29,534	$—	$74	$—
Ideal Image Development, LLC	—	15,285	—	(451)	14,834	423	—	5
Pluralsight, Inc.	—	54,599	—	—	54,599	468	—	6
Total Non-Controlled Affiliates	$19,988	$82,275	$(3,547)	$251	$98,967	$891	$74	$11
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
(26)As defined in the 1940 Act, the Company is deemed to be both an “Affiliated Person” and has “Control” of this portfolio company as the Company owns more than 25% of the portfolio company’s outstanding voting securities or has the power to exercise control over management or policies of such portfolio company, including through a management agreement (“controlled affiliate”). The Company’s investment in controlled affiliates for the period ended September 30, 2024, were as follows:

Blue Owl Capital Corporation
Consolidated Schedule of Investments
As of September 30, 2024
(Amounts in thousands, except share amounts)
(Unaudited)

($ in thousands)	Fair value as of December 31, 2023	Gross Additions (a)	Gross Reductions(b)	Net Change in Unrealized Gains (Losses)	Fair value as of September 30, 2024	Interest and PIK Income	Dividend Income	Other Income
Controlled Affiliates
AAM Series 1.1 Rail and Domestic Intermodal Feeder, LLC(d)	$64,839	$4,653	$(182)	$4,361	$73,671	$2,599	$—	$—
AAM Series 2.1 Aviation Feeder, LLC(d)	78,476	19,484	(40,654)	438	57,744	4,795	—	—
Blue Owl Credit SLF LLC(c)	—	21,432	—	—	21,432	—	—	—
Eagle Infrastructure Super LLC	111,103	156	(398)	940	111,801	8,866	2,700	38
Fifth Season Investments LLC (fka Chapford SMA Partnership, L.P.)	156,794	108,642	—	17,487	282,923	—	15,771	—
OBDC SLF LLC (fka Blue Owl Capital Corporation Senior Loan Fund LLC)(c)	342,786	98,438	(54,249)	(12,060)	374,915	—	42,634	—
PS Operating Company LLC (fka QC Supply, LLC)	15,809	829	(669)	(11,794)	4,175	(17)	—	—
Swipe Acquisition Corporation (dba PLI)	160,036	11,767	(1,335)	(5,234)	165,234	7,579	2,046	503
Walker Edison Furniture Company, LLC	37,499	6,484	—	(22,471)	21,512	—	—	9
Wingspire Capital Holdings LLC	461,062	82,260	(25,000)	6,146	524,468	—	30,000	—
Total Controlled Affiliates	$1,428,404	$354,145	$(122,487)	$(22,187)	$1,637,875	$23,822	$93,151	$550
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
(c)For further description of the Company's investment in OBDC SLF and Blue Owl Credit SLF LLC (“Credit SLF”), see Note 4 “Investments.”
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
(28)Securities acquired in transactions exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”) and may be deemed to be “restricted securities” under the Securities Act. As of September 30, 2024, the aggregate fair value of these securities is $2.21 billion or 37.0% of the Company’s net assets. The acquisition dates of the restricted securities are as follows:

Portfolio Company	Investment	Acquisition Date
AAM Series 1.1 Rail and Domestic Intermodal Feeder, LLC**	LLC Interest	7/1/2022
AAM Series 2.1 Aviation Feeder, LLC**	LLC Interest	7/1/2022
Alphasense, LLC	Series E Preferred Shares	6/27/2024
Amergin Asset Management, LLC**	Class A Units	7/1/2022
Accelerate topco Holdings, LLC	Common Units	9/1/2022
ASP Conair Holdings LP	Class A Units	5/17/2021
BCTO WIW Holdings, Inc. (dba When I Work)	Class A Common Stock	11/2/2021
BEHP Co-Investor II, L.P.	LP Interest	5/11/2022
Blend Labs, Inc.	Warrants	7/2/2021
Blue Owl Credit SLF LLC*	LLC Interest	8/1/2024
Brooklyn Lender Co-Invest 2, L.P. (dba Boomi)	Common Units	10/1/2021
CD&R Value Building Partners I, L.P. (dba Belron)	LP Interest	12/2/2021
Denali Holding, LP (dba Summit Companies)	Class A Units	9/15/2021
Dodge Construction Network Holdings, LP	Class A-2 Common Units	2/23/2022
Dodge Construction Network Holdings, LP	Series A Preferred Units	2/23/2022

Blue Owl Capital Corporation
Consolidated Schedule of Investments
As of September 30, 2024
(Amounts in thousands, except share amounts)
(Unaudited)

Portfolio Company	Investment	Acquisition Date
Eagle Infrastructure Super LLC	Common Units	3/31/2023
Elliott Alto Co-Investor Aggregator L.P.	LP Interest	9/27/2022
Evology, LLC	Class B Units	1/24/2022
Evolution Parent, LP (dba SIAA)	LP Interest	4/30/2021
Fifth Season Investments LLC (fka Chapford SMA Partnership, L.P.)**	Class A Units	7/18/2022
Gloves Holdings, LP (dba Protective Industrial Products)	LP Interest	12/29/2020
GrowthCurve Capital Sunrise Co-Invest LP (dba Brightway)	LP Interest	12/16/2021
Hercules Buyer, LLC (dba The Vincit Group)	Common Units	12/15/2020
HFS Matterhorn Topco, Inc.	Common Units	11/23/2018
Hissho Sushi Holdings, LLC	Class A units	5/17/2022
Hockey Parent Holdings L.P.	Class A Units	9/14/2023
Ideal Topco, L.P.	Class A-1 Preferred Units	2/20/2024
Ideal Topco, L.P.	Class A-2 Common Units	2/20/2024
Insight CP (Blocker) Holdings, L.P. (dba CivicPlus, LLC)	LP Interest	6/8/2022
Knockout Intermediate Holdings I Inc. (dba Kaseya)	Perpetual Preferred Stock	6/23/2022
KOBHG Holdings, L.P. (dba OB Hospitalist)	Class A Interests	9/27/2021
KPCI Holdings, L.P.	Class A Units	11/30/2020
KWOL Acquisition Inc. (dba Worldwide Clinical Trials)	Class A Interest	11/30/2023
LSI Financing 1 DAC**	Preferred equity	12/14/2022
Maia Aggregator, LP	Class A-2 Units	2/1/2022
MessageBird Holding B.V.	Extended Series C Warrants	5/5/2021
Metis HoldCo, Inc. (dba Mavis Tire Express Services)	Series A Convertible Preferred Stock	5/4/2021
Minerva Holdco, Inc.	Series A Preferred Stock	2/15/2022
New PLI Holdings, LLC (dba PLI)	Class A Common Units	12/23/2020
OBDC SLF LLC (fka Blue Owl Capital Corporation Senior Loan Fund LLC)*	LLC Interest	6/20/2017
Patriot Holdings SCSp (dba Corza Health, Inc.)	Class B Units	1/29/2021
Patriot Holdings SCSp (dba Corza Health, Inc.)	Class A Units	1/29/2021
PCF Holdco, LLC (dba PCF Insurance Services)	Class A Units	11/1/2021
PCF Holdco, LLC (dba PCF Insurance Services)	Series A Preferred Units	2/16/2023
PCF Holdco, LLC (dba PCF Insurance Services)	Class A Unit Warrants	2/16/2023
Paradigmatic Holdco LLC (dba Pluralsight, LLC)	Common stock	8/22/2024
Project Alpine Co-Invest Fund, LP	LP Interest	6/10/2022
Project Hotel California Co-Invest Fund, L.P.	LP Interest	8/9/2022
PS Op Holdings LLC (fka QC Supply, LLC)	Class A Common Units	12/21/2021
Rhea Acquisition Holdings, LP	Series A-2 Units	2/18/2022
Romulus Intermediate Holdings 1 Inc. (dba PetVet Care Centers)	Series A Preferred Stock	11/15/2023
Space Exploration Technologies Corp.	Class A Common Stock	3/25/2021
Space Exploration Technologies Corp.	Class C Common Stock	3/25/2021
Sunshine Software Holdings, Inc. (dba Cornerstone OnDemand)	Series A Preferred Stock	10/14/2021
Thunder Topco L.P. (dba Vector Solutions)	Common Units	6/30/2021
VEPF Torreys Aggregator, LLC (dba MINDBODY, Inc.)	Series A Preferred Stock	10/15/2021
Walker Edison Holdco LLC	Common Units	3/1/2023
Windows Entities	LLC Units	1/16/2020
Wingspire Capital Holdings LLC**	LLC Interest	9/24/2019
WMC Bidco, Inc. (dba West Monroe)	Senior Preferred Stock	11/9/2021
WP Irving Co-Invest, L.P.	Partnership Units	5/18/2022
XOMA Corporation	Warrants	12/15/2023
Zoro TopCo, L.P.	Series A Preferred Stock	11/22/2022
Zoro TopCo, L.P.	Class A Common Units	11/22/2022

Blue Owl Capital Corporation
Consolidated Schedule of Investments
As of September 30, 2024
(Amounts in thousands, except share amounts)
(Unaudited)
* Refer to Note 4 “Investments – OBDC SLF LLC” and “Investments – Credit SLF LLC” for further information.
** Refer to Note 3 “Agreements and Related Party Transactions – Controlled/Affiliated Portfolio Companies.”
(29)This portfolio company is not a qualifying asset under Section 55(a) of the Investment Company Act of 1940, as amended (the “1940 Act”). Under the 1940 Act, the Company may not acquire any non-qualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of total assets. As of September 30, 2024, non-qualifying assets represented 13.0% of total assets as calculated in accordance with the regulatory requirements.
(30)Investment is non-income producing.
(31)Investment represents multiple underlying investments in related entities under common management. These underlying investments are on identical terms and include Midwest Custom Windows, LLC with a fair value of $24.1 million, Greater Toronto Custom Windows, Corp. with a fair value of $10.0 million, Garden State Custom Windows, LLC with a fair value of $33.4 million, Long Island Custom Windows, LLC with a fair value of $28.9 million, Jemico, LLC with a fair value of $23.1 million, Atlanta Custom Windows, LLC with a fair value of $11.5 million and Fairchester Custom Windows with a fair value of $7.6 million as of September 30, 2024. Greater Toronto Custom Windows, Corp. is considered a non-qualifying asset.
(32)We invest in this portfolio company through underlying blocker entities Hercules Blocker 1 LLC, Hercules Blocker 2 LLC, Hercules Blocker 3 LLC, Hercules Blocker 4 LLC, and Hercules Blocker 5 LLC.
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

Blue Owl Capital Corporation
Consolidated Statements of Changes in Net Assets
(Amounts in thousands)
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
Increase (Decrease) in Net Assets Resulting from Operations
Net investment income (loss)	$184,912	$190,053	$556,811	$554,590
Net change in unrealized gain (loss)	5,778	16,989	(47,474)	102,531
Net realized gain (loss)	(55,332)	(104)	(69,242)	(52,776)
Net Increase (Decrease) in Net Assets Resulting from Operations	135,358	206,938	440,095	604,345
Distributions
Distributions declared from earnings(1)	(167,793)	(155,893)	(507,061)	(452,681)
Net Decrease in Net Assets Resulting from Shareholders' Distributions	(167,793)	(155,893)	(507,061)	(452,681)
Capital Share Transactions
Repurchase of common shares	—	—	—	(34,058)
Reinvestment of distributions	—	—	7,422	—
Net Increase (Decrease) in Net Assets Resulting from Capital Share Transactions	—	—	7,422	(34,058)
Total Increase (Decrease) in Net Assets	(32,435)	51,045	(59,544)	117,606
Net Assets, at beginning of period	5,994,284	5,948,964	6,021,393	5,882,403
Net Assets, at end of period	$5,961,849	$6,000,009	$5,961,849	$6,000,009
_______________
(1)For the three and nine months ended September 30, 2024 distributions declared from earnings were derived from net investment income. For the three and nine months ended September 30, 2023, distributions declared from earnings were derived from net investment income.
The accompanying notes are an integral part of these consolidated financial statements.

Blue Owl Capital Corporation
Consolidated Statements of Cash Flows
(Amounts in thousands)
(Unaudited)

	For the Nine Months Ended September 30,
	2024	2023
Cash Flows from Operating Activities
Net Increase (Decrease) in Net Assets Resulting from Operations	$440,095	$604,345
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Purchases of investments, net	(3,747,413)	(1,107,158)
Proceeds from investments and investment repayments, net	3,105,856	1,471,439
Net amortization/accretion of premium/discount on investments	(48,048)	(32,094)
Payment-in-kind interest and dividends	(154,972)	(161,080)
Net change in unrealized (gain) loss on investments	54,203	(106,470)
Net change in unrealized gain (loss) on interest rate swap attributed to unsecured notes	28,675	4,916
Net change in unrealized (gains) losses on translation of assets and liabilities in foreign currencies	(7,946)	(276)
Net realized (gain) loss on investments	60,408	52,129
Net realized (gain) loss on foreign currency transactions relating to investments	15,981	25
Amortization of debt issuance costs	23,994	20,577
Changes in operating assets and liabilities:
(Increase) decrease in interest receivable	(8,822)	973
(Increase) decrease in receivable from a controlled affiliate	(1,266)	(4,823)
(Increase) decrease in prepaid expenses and other assets	(13,451)	(361)
Increase (decrease) in management fee payable	1,553	213
Increase (decrease) in incentive fee payable	(2,993)	5,852
Increase (decrease) in payables to affiliate	6,884	(59)
Increase (decrease) in accrued expenses and other liabilities	(38,476)	(26,395)
Net cash provided by (used in) operating activities	(285,738)	721,753
Cash Flows from Financing Activities
Borrowings on debt	2,945,200	895,493
Payments on debt	(2,322,827)	(1,137,194)
Debt issuance costs	(23,312)	(5,465)
Repurchases of common stock	—	(34,058)
Cash distributions paid to shareholders	(491,666)	(453,586)
Net cash provided by (used in) financing activities	107,395	(734,810)
Net increase (decrease) in cash and restricted cash, including foreign cash (restricted cash of $(32,514) and $(7,156), respectively)	(178,343)	(13,057)
Cash and restricted cash, including foreign cash, beginning of period (restricted cash of $87,067 and $96,420, respectively)	659,658	445,087
Cash and restricted cash, including foreign cash, end of period (restricted cash of $54,553 and $89,264, respectively)	$481,315	$432,030
The accompanying notes are an integral part of these consolidated financial statements.

Blue Owl Capital Corporation
Consolidated Statements of Cash Flows
(Amounts in thousands)
(Unaudited)

	For the Nine Months Ended September 30,
	2024	2023
Supplemental and Non-Cash Information
Interest paid during the period	$345,142	$312,242
Distributions declared during the period	507,061	452,681
Reinvestment of distributions during the period	7,422	—
Distributions Payable	144,380	128,612
Taxes, including excise tax, paid during the period	5,862	1,705

Blue Owl Capital Corporation
Notes to Consolidated Financial Statements (Unaudited)

Note 1. Organization
Blue Owl Capital Corporation (the “Company” or “OBDC”) is a Maryland corporation formed on October 15, 2015. The Company was formed primarily to originate and make loans to, and make debt and equity investments in, U.S. middle-market companies. The Company invests in senior secured or unsecured loans, subordinated loans or mezzanine loans and, to a lesser extent, equity and equity-related securities including warrants, preferred stock and similar forms of senior equity, which may or may not be convertible into a portfolio company’s common equity. The Company’s investment objective is to generate current income and to a lesser extent, capital appreciation by targeting investment opportunities with favorable risk-adjusted returns.
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
Blue Owl Credit Advisors LLC (the “Adviser”) serves as the Company’s investment adviser. The Adviser is registered with the Securities and Exchange Commission (“SEC”) as an investment adviser under the Investment Advisers Act of 1940, as amended (the “Advisers Act”), an indirect affiliate of Blue Owl Capital Inc. (“Blue Owl”) (NYSE: OWL) and part of Blue Owl’s Credit platform, which focuses on direct lending. Blue Owl consists of three investment platforms: (1) Credit, which focuses on direct lending, (2) GP Strategic Capital, which focuses on acquiring equity stakes in and providing debt financing to institutional alternative asset managers, and (3) Real Estate, which focuses on triple net lease real estate strategies and real estate credit. Subject to the overall supervision of the Company’s board of directors (the “Board”), the Adviser manages the day-to-day operations of, and provides investment advisory and management services to, the Company.
On July 22, 2019, the Company closed its initial public offering (“IPO”) and the Company’s common stock began trading on the New York Stock Exchange (“NYSE”) on July 18, 2019 (“Listing Date”). Since July 6, 2023, the Company’s common stock has traded on the NYSE under the symbol “OBDC.”
On August 7, 2024, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Blue Owl Capital Corporation III, a Maryland corporation (“OBDE”), Cardinal Merger Sub, Inc., a Maryland corporation and wholly-owned subsidiary of the Company (“Merger Sub”), and, solely for the limited purposes set forth therein, the Adviser, and Blue Owl Diversified Credit Advisors LLC ("ODCA"), investment adviser to OBDE. The Merger Agreement provides that, subject to the conditions set forth in the Merger Agreement, Merger Sub will merge with and into OBDE, with OBDE continuing as the surviving company and as a wholly-owned subsidiary of OBDC (the "Initial Merger") and, immediately thereafter, OBDE will merge with and into the Company, with the Company continuing as the surviving company (together with the Initial Merger, the "Mergers"). See “Note 12. Proposed Merger with Blue Owl Capital Corporation III” for additional discussion of the Mergers.

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

Blue Owl Capital Corporation
Notes to Consolidated Financial Statements (Unaudited) - Continued
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
Interest and Dividend Income Recognition
Interest income is recorded on the accrual basis and includes amortization or accretion of premiums or discounts. Certain investments may have contractual payment-in-kind (“PIK”) interest or dividends, the majority of which is structured at initial underwriting. PIK interest and dividends represent accrued interest or dividends that are added to the principal amount or liquidation amount of the investment on the respective interest or dividend payment dates rather than being paid in cash and generally becomes due at maturity or at the occurrence of a liquidation event.

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2024	2023	2024	2023
PIK Interest Income	46,100	41,698	132,442	129,556
PIK Interest Income as a % of Investment Income	11.4%	10.5%	11.0%	11.1%
PIK Dividend Income	8,766	8,919	27,322	27,442
PIK Dividend Income as a % of Investment Income	2.2%	2.2%	2.3%	2.3%
Total PIK Income	54,866	50,617	159,764	156,998
Total PIK Income as a % of Investment Income	13.5%	12.7%	13.3%	13.4%
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
The Company does not consolidate its equity interest in OBDC SLF LLC (“OBDC SLF”), Blue Owl Credit SLF LLC (“Credit SLF”), Wingspire Capital Holdings LLC (“Wingspire”), Fifth Season Investment LLC (“Fifth Season”), or AAM Series 1.1 Rail and Domestic Intermodal Feeder, LLC and AAM Series 2.1 Aviation Feeder, LLC (collectively, “Amergin AssetCo”). For further description of the Company’s investment in OBDC SLF and Credit SLF, see Note 4 “Investments”. For further description of the Company’s investments in Wingspire, Amergin AssetCo and Fifth Season, see Note 3 “Agreements and Related Party Transactions – Controlled/Affiliated Portfolio Companies”.
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
In June 2022, the FASB issued ASU No. 2022-03, “Fair Value Measurement (Topic 820),” which clarifies the guidance in Topic 820 when measuring the fair value of an equity security subject to contractual restrictions that prohibit the sale of an equity security and introduces new disclosure requirements for equity securities subject to contractual sale restrictions that are measured at fair value in accordance with Topic 820. The amendments affect all entities that have investments in equity securities measured at fair value that are subject to a contractual sale restriction. ASU 2022-03 is effective for public business entities for fiscal years beginning after December 15, 2023, and interim periods within those fiscal years. For all other entities the amendments are effective for fiscal years beginning after December 15, 2024, and interim periods within those fiscal years. Early adoption is permitted for both interim and annual financial statements that have not yet been issued or made available for issuance. An entity that qualifies as an investment company under Topic 946 should apply the amendments in ASU No. 2022-03 to an investment in an equity security subject to a contractual sale restriction that is executed or modified on or after the date of adoption. Management has adopted the aforementioned accounting pronouncement and does not believe that it had a material effect on the accompanying consolidated financial statements.
In November 2023, the FASB issued ASU No. 2023-07, “Segment Reporting (Topic 280),” which requires specific disclosures related to the title and position of the chief operating decision maker (“CODM”) and an explanation of how the CODM uses the reported measures of segment profit or loss in assessing segment performance and deciding how to allocate resources. ASU 2023-07 is effective for the fiscal years beginning after December 15, 2023, and interim periods beginning with the first quarter ended March 31, 2025. Early adoption is permitted and retrospective adoption is required for all prior periods presented. The Company is currently assessing the impact of this guidance, however, the Company does not expect a material impact on its consolidated financial statements.
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
For the three and nine months ended September 30, 2024, the Company incurred expenses of approximately $2.9 million and $6.4 million, respectively, for costs and expenses reimbursable to the Adviser under the terms of the Administration Agreement. For the three and nine months ended September 30, 2023, the Company incurred expenses of approximately $2.0 million and $5.9 million, respectively, for costs and expenses reimbursable to the Adviser under the terms of the Administration Agreement.
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

Blue Owl Capital Corporation
Notes to Consolidated Financial Statements (Unaudited) - Continued
For the three and nine months ended September 30, 2024, management fees were $49.3 million and $144.5 million, respectively. For the three and nine months ended September 30, 2023, management fees were $47.8 million and $143.9 million, respectively.
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
For the three and nine months ended September 30, 2024, the Company incurred $39.2 million and $118.1 million of performance based incentive fees based on net investment income, respectively. For the three and nine months ended September 30, 2023, the Company incurred $40.3 million and $117.6 million of performance based incentive fees based on net investment income, respectively.
For the three and nine months ended September 30, 2024 and 2023, the Company did not accrue capital gains based incentive fees.
The Company is seeking shareholder approval of a Fourth Amended and Restated Investment Advisory Agreement (the "New Investment Advisory Agreement"). The New Investment Advisory Agreement would adjust the calculation of the incentive fee based on income to exclude any amortization or accretion of any purchase premium or discount to interest income resulting solely from the purchase accounting for any purchase premium or discount paid for the acquisition of assets in a merger, such as the purchase premium or discount to NAV to be paid for shares of OBDE common stock in the Mergers and the calculation of the incentive fee based on capital gains will be adjusted to exclude realized capital gains, realized capital losses or unrealized capital appreciation or depreciation resulting solely from the purchase accounting for any purchase premium or discount paid for the acquisition of assets in a merger, including the Mergers.
For more information about the New Investment Advisory Agreement see the Company's joint proxy statement and prospectus filed with the SEC on October 21, 2024.
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
The Company has made investments in controlled, affiliated companies, including OBDC SLF, Credit SLF, Wingspire, Amergin AssetCo and Fifth Season and in a non-controlled, affiliated company, LSI Financing DAC 1 (“LSI Financing”). For further description of OBDC SLF and Credit SLF, see “Note 4. Investments.”
Wingspire is an independent diversified direct lender focused on providing asset-based commercial finance loans and related senior secured loans to U.S.-based middle-market borrowers. Wingspire offers a wide variety of asset-based financing solutions to businesses in an array of industries, including revolving credit facilities, machinery and equipment term loans, real estate term loans, first-in/last-out tranches, cash flow term loans, and opportunistic/bridge financings. Wingspire conducts its business through an indirectly owned subsidiary, Wingspire Capital LLC. The Company made its initial commitment to Wingspire on September 24, 2019, and subsequently made periodic additional commitments to increase its total to $500 million. The Company does not consolidate its equity interest in Wingspire.
Amergin AssetCo was created to invest in a leasing platform focused on railcar, aviation and other long-lived transportation assets. Amergin acquires existing on-lease portfolios of new and end-of-life railcars and related equipment and selectively purchases off-lease assets and is building a commercial aircraft portfolio through aircraft financing and engine acquisition on a sale and lease back basis. Amergin consists of Amergin AssetCo and Amergin Asset Management LLC, which has entered into a Servicing Agreement with Amergin AssetCo. The Company made an initial equity commitment to Amergin AssetCo on July 1, 2022. As of September 30, 2024, its commitment to Amergin AssetCo was $229.0 million, of which $146.5 million is equity and $82.5 million is debt. As of September 30, 2024, the fair market value of the Company's investment in Amergin Asset Management, LLC was $1.6 million. The Company’s investment in Amergin is a co-investment made with the Company’s affiliates in accordance with the terms of the Order that the Company received from the SEC. The Company does not consolidate its equity interest in Amergin AssetCo.
Fifth Season is a portfolio company created to invest in life insurance based assets, including secondary and tertiary life settlement and other life insurance exposures using detailed analytics, internal life expectancy review and sophisticated portfolio management techniques. On July 18, 2022, the Company made an initial equity investment in Fifth Season. As of September 30, 2024, the fair value of the Company’s investment in Fifth Season was $282.9 million. The Company’s investment in Fifth Season is a co-investment with its affiliates in accordance with the terms of the Order that the Company received from the SEC. The Company does not consolidate its equity interest in Fifth Season.
LSI Financing is a portfolio company formed to acquire contractual rights to revenue pursuant to earnout agreements generally in the life sciences space. On December 14, 2022, the Company made an initial investment in LSI Financing. As of September 30, 2024, the fair value of the Company's investment in LSI Financing was $29.5 million and its total commitment was $123.3 million. The Company’s investment in LSI Financing is a co-investment with its affiliates in accordance with the terms of the Order that the Company received from the SEC. The Company does not consolidate its equity interest in LSI Financing.

Blue Owl Capital Corporation
Notes to Consolidated Financial Statements (Unaudited) - Continued
Note 4. Investments
The information in the tables below is presented on an aggregate portfolio basis, without regard to whether they are non-controlled non-affiliated, non-controlled affiliated or controlled affiliated investments.
The table below presents the composition of investments at fair value and amortized cost as of the following periods:

	September 30, 2024		December 31, 2023
($ in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
First-lien senior secured debt investments(4)	$10,250,867	$10,200,136	$8,703,586	$8,660,754
Second-lien senior secured debt investments	886,131	731,204	1,858,354	1,774,984
Unsecured debt investments	299,712	307,164	300,744	292,751
Preferred equity investments(3)	388,184	389,920	429,872	433,297
Common equity investments(1)	1,156,892	1,422,765	986,682	1,208,776
Joint ventures(2)	418,604	396,347	352,964	342,786
Total Investments	$13,400,390	$13,447,536	$12,632,202	$12,713,348
_______________
(1)Includes equity investments in Wingspire, Amergin AssetCo, and Fifth Season.
(2)Includes equity investments in OBDC SLF and Credit SLF. See below, within Note 4, for more information regarding OBDC SLF and Credit SLF.
(3)Includes equity investment in LSI Financing.
(4)Includes debt investments in Amergin AssetCo.

Blue Owl Capital Corporation
Notes to Consolidated Financial Statements (Unaudited) - Continued
The table below presents the industry composition of investments based on fair value as of the following periods:

	September 30, 2024	December 31, 2023
Advertising and media	2.9%	1.5%
Aerospace and defense	3.3	3.1
Asset based lending and fund finance(1)	5.9	6.7
Automotive services	2.1	2.1
Buildings and real estate	3.9	4.1
Business services	4.2	3.1
Chemicals	3.1	1.3
Consumer products	3.6	4.0
Containers and packaging	1.4	1.4
Distribution	2.5	2.5
Education	0.4	0.8
Energy equipment and services	0.4	—
Financial services	3.4	2.2
Food and beverage	7.3	7.7
Healthcare equipment and services	2.2	4.4
Healthcare providers and services	6.0	6.5
Healthcare technology	6.0	5.0
Household products	1.9	2.2
Human resource support services	1.5	1.6
Infrastructure and environmental services	1.9	1.3
Insurance(3)	8.3	9.9
Internet software and services	11.2	11.8
Joint ventures(2)	2.9	2.7
Leisure and entertainment	1.8	1.9
Manufacturing	5.3	6.0
Oil and gas	0.3	0.3
Pharmaceuticals(4)	1.0	0.2
Professional services	2.5	2.8
Specialty retail	2.2	2.2
Telecommunications(5)	0.0	—
Transportation	0.6	0.7
Total	100.0%	100.0%
_______________
(1)Includes equity investment in Wingspire and debt and equity investments in Amergin AssetCo.
(2)Includes equity investment in OBDC SLF and Credit SLF. See below, within Note 4, for more information regarding OBDC SLF and Credit SLF.
(3)Includes equity investment in Fifth Season.
(4)Includes equity investment in LSI Financing.
(5)Rounds to less than 0.1% as of September 30, 2024.

Blue Owl Capital Corporation
Notes to Consolidated Financial Statements (Unaudited) - Continued
The table below presents the geographic composition of investments based on fair value as of the following periods:

	September 30, 2024	December 31, 2023
United States:
Midwest	20.1%	17.6%
Northeast	16.4	19.3
South	35.5	34.5
West	20.3	21.3
International	7.7	7.3
Total	100.0%	100.0%

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
As of September 30, 2024 and December 31, 2023, OBDC SLF had total investments in senior secured debt at fair value of $1.1 billion and $1.1 billion, respectively. The determination of fair value is in accordance with ASC 820; however, such fair value is not included in the Company’s valuation process described herein. The tables below presents a summary of OBDC SLF’s portfolio as well as a listing of the portfolio investments in its portfolio as of the following periods:

($ in thousands)	September 30, 2024	December 31, 2023
Total senior secured debt investments(1)	$1,130,869	$1,117,310
Weighted average spread over base rate(1)	3.93%	4.27%
Number of portfolio companies	71	62
Largest funded investment to a single borrower(1)	37,336	39,851
_______________
(1)At par.

Blue Owl Capital Corporation
Notes to Consolidated Financial Statements (Unaudited) - Continued

OBDC SLF LLC’s Portfolio As of September 30, 2024 ($ in thousands) (Unaudited)
Company(1)(2)(4)(5)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(3)	Fair Value	Percentage of Net Assets
Debt Investments
Aerospace and defense
Applied Composites Holdings, LLC (fka AC&A Enterprises Holdings, LLC)(6)(9)(11)	First lien senior secured loan	S +	6.00% (.25% PIK)	01/2025	$34,274	$34,251	$22,587	5.3%
Applied Composites Holdings, LLC (fka AC&A Enterprises Holdings, LLC)(6)(9)(11)	First lien senior secured revolving loan	S +	6.00% (.25% PIK)	01/2025	3,062	3,061	2,018	0.5%
Bleriot US Bidco Inc.(11)	First lien senior secured loan	S +	3.25%	10/2030	24,924	24,924	24,929	5.8%
Dynasty Acquisition Co., Inc. (dba StandardAero Limited)(10)	First lien senior secured loan	S +	3.50%	08/2028	19,800	19,800	19,804	4.6%
						82,036	69,338	16.2%
Automotive services
Holley Inc.(10)	First lien senior secured loan	S +	3.75%	11/2028	18,820	18,728	18,255	4.3%
Mavis Tire Express Services Topco Corp.(10)	First lien senior secured loan	S +	3.50%	05/2028	2,874	2,874	2,870	0.7%
PAI Holdco, Inc.(11)	First lien senior secured loan	S +	3.75%	10/2027	13,600	13,311	12,425	2.9%
Wand Newco 3, Inc. (dba Caliber )(11)	First lien senior secured loan	S +	3.25%	01/2031	4,988	4,988	4,979	1.2%
						39,901	38,529	9.1%
Buildings and real estate
CoreLogic Inc.(10)	First lien senior secured loan	S +	3.50%	06/2028	4,739	4,502	4,685	1.1%
Wrench Group LLC(11)	First lien senior secured loan	S +	4.00%	10/2028	31,519	31,461	31,495	7.4%
						35,963	36,180	8.5%
Business services
Boxer Parent Company Inc. (f/k/a BMC)(11)	First lien senior secured loan	S +	3.75%	07/2031	15,000	14,964	14,960	3.5%
CoolSys, Inc.(6)(11)	First lien senior secured loan	S +	4.75%	08/2028	26,954	26,174	26,415	6.2%
ConnectWise, LLC(11)	First lien senior secured loan	S +	3.50%	09/2028	16,533	16,480	16,491	3.8%
LABL, Inc.(10)	First lien senior secured loan	S +	5.00%	10/2028	4,735	4,689	4,619	1.1%
Packers Holdings, LLC(10)	First lien senior secured loan	S +	3.25%	03/2028	10,191	10,017	5,293	1.2%
POLARIS PURCHASER, INC. (dba Plusgrade)(6)(11)	First lien senior secured loan	S +	4.00%	03/2031	2,411	2,411	2,411	0.6%
XPLOR T1, LLC(6)(11)	First lien senior secured loan	S +	4.25%	06/2031	10,000	9,952	10,050	2.3%
						84,687	80,239	18.7%
Chemicals
Advancion Holdings, LLC (fka Aruba Investments Holdings, LLC)(10)	First lien senior secured loan	S +	4.00%	11/2027	17,558	17,274	17,437	4.1%
Derby Buyer LLC (dba Delrin)(10)	First lien senior secured loan	S +	3.50%	11/2030	9,950	9,950	9,953	2.3%
						27,224	27,390	6.4%
Consumer products
Olaplex, Inc.(10)	First lien senior secured loan	S +	3.50%	02/2029	23,803	23,107	22,595	5.2%
						23,107	22,595	5.2%
Containers and packaging
BW Holding, Inc.(11)	First lien senior secured loan	S +	4.00%	12/2028	20,774	19,926	19,016	4.4%
Five Star Lower Holding LLC(11)	First lien senior secured loan	S +	4.25%	05/2029	15,567	15,404	15,155	3.5%

Blue Owl Capital Corporation
Notes to Consolidated Financial Statements (Unaudited) - Continued

OBDC SLF LLC’s Portfolio As of September 30, 2024 ($ in thousands) (Unaudited)
Company(1)(2)(4)(5)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(3)	Fair Value	Percentage of Net Assets
Ring Container Technologies Group, LLC(10)	First lien senior secured loan	S +	2.75%	08/2028	12,344	12,344	12,326	2.9%
						47,674	46,497	10.8%
Distribution
BCPE Empire Holdings, Inc. (dba Imperial-Dade)(10)	First lien senior secured loan	S +	4.00%	01/2027	24,503	24,503	24,501	5.6%
Dealer Tire Financial, LLC(10)	First lien senior secured loan	S +	3.50%	07/2031	30,495	30,346	30,535	7.1%
Foundation Building Materials, Inc.(11)	First lien senior secured loan	S +	4.00%	01/2031	9,975	9,926	9,699	2.3%
						64,775	64,735	15.0%
Education
Spring Education Group, Inc. (fka SSH Group Holdings, Inc.)(11)	First lien senior secured loan	S +	4.00%	10/2030	19,850	19,850	19,955	4.7%
Ellucian Holdings Inc. (f/k/a Sophia, L.P.)(10)	First lien senior secured loan	S +	3.50%	10/2029	24,625	24,597	24,675	5.7%
						44,447	44,630	10.4%
Financial services
Saphilux S.a.r.L. (dba IQ-EQ)(6)(11)	First lien senior secured loan	S +	3.50%	07/2028	15,920	15,920	15,960	3.7%
						15,920	15,960	3.7%
Food and beverage
Balrog Acquisition, Inc. (dba Bakemark)(10)	First lien senior secured loan	S +	4.00%	09/2028	24,313	24,154	24,283	5.7%
Dessert Holdings(10)	First lien senior secured loan	S +	4.00%	06/2028	25,262	25,150	23,865	5.6%
Fiesta Purchaser, Inc. (dba Shearer's Foods)(10)	First lien senior secured loan	S +	4.00%	02/2031	11,970	11,462	11,968	2.8%
Fiesta Purchaser, Inc. (dba Shearer's Foods)(6)(7)(9)(11)	First lien senior secured revolving loan	S +	4.50%	02/2029	62	10	61	—%
						60,776	60,177	14.1%
Healthcare equipment and services
Cadence, Inc.(6)(11)	First lien senior secured loan	S +	4.75%	05/2026	28,157	28,027	27,101	6.3%
Cadence, Inc.(6)(7)(9)(11)	First lien senior secured revolving loan	S +	5.00%	02/2029	4,389	4,370	4,114	1.0%
Confluent Medical Technologies, Inc.(6)(11)	First lien senior secured loan	S +	3.75%	02/2029	9,837	9,780	9,861	2.3%
Medline Borrower, LP(10)	First lien senior secured loan	S +	2.75%	10/2028	22,205	22,205	22,203	5.2%
Packaging Coordinators Midco, Inc.(11)	First lien senior secured loan	S +	3.25%	11/2027	4,874	4,874	4,870	1.1%
Resonetics, LLC(10)	First lien senior secured loan	S +	3.75%	06/2031	20,000	19,952	20,009	4.7%
						89,208	88,158	20.6%
Healthcare providers and services
Confluent Health, LLC(6)(10)	First lien senior secured loan	S +	4.00%	11/2028	24,392	24,313	23,905	5.6%
Covetrus, Inc.(11)	First lien senior secured loan	S +	5.00%	10/2029	14,775	14,081	13,971	3.3%
Phoenix Newco, Inc. (dba Parexel)(10)	First lien senior secured loan	S +	3.00%	11/2028	25,776	25,776	25,770	6.1%
Physician Partners, LLC(6)(12)	First lien senior secured loan	S +	4.00%	12/2028	9,750	9,684	6,946	1.6%
						73,854	70,592	16.6%
Healthcare technology
Athenahealth Group Inc.(10)	First lien senior secured loan	S +	3.25%	02/2029	17,429	17,372	17,301	4.0%
Bracket Intermediate Holding Corp.(11)	First lien senior secured loan	S +	5.00%	05/2028	19,750	19,295	19,821	4.6%

Blue Owl Capital Corporation
Notes to Consolidated Financial Statements (Unaudited) - Continued

OBDC SLF LLC’s Portfolio As of September 30, 2024 ($ in thousands) (Unaudited)
Company(1)(2)(4)(5)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(3)	Fair Value	Percentage of Net Assets
Cotiviti, Inc.(6)(10)	First lien senior secured loan	S +	3.25%	05/2031	9,950	9,904	9,950	2.3%
Ensemble RCM, LLC(11)	First lien senior secured loan	S +	3.00%	08/2029	4,987	4,940	4,991	1.2%
Imprivata, Inc.(11)	First lien senior secured loan	S +	3.50%	12/2027	19,552	19,552	19,602	4.6%
PointClickCare Technologies, Inc.(6)(11)	First lien senior secured loan	S +	3.00%	12/2027	4,813	4,813	4,814	1.1%
Project Ruby Ultimate Parent Corp. (dba Wellsky)(10)	First lien senior secured loan	S +	3.50%	03/2028	4,975	4,954	4,972	1.2%
						80,830	81,451	19.0%
Insurance
Acrisure, LLC(10)	First lien senior secured loan	S +	3.25%	11/2030	9,531	9,531	9,430	2.2%
Ardonagh Midco 3 PLC(12)	First lien senior secured loan	S +	3.75%	02/2031	15,000	14,927	15,009	3.5%
AssuredPartners, Inc.(10)	First lien senior secured loan	S +	3.50%	02/2031	9,950	9,938	9,938	2.3%
Asurion, LLC(10)	First lien senior secured loan	S +	4.25%	08/2028	7,811	7,526	7,687	1.8%
Broadstreet Partners, Inc.(10)	First lien senior secured loan	S +	4.25%	06/2031	4,963	4,957	4,941	1.2%
Integro Parent Inc.(6)(9)(11)	First lien senior secured loan	S +	12.25% (PIK)	10/2024	3,963	3,963	3,963	0.9%
Integro Parent Inc.(6)(9)	First lien senior secured revolving loan	S +	12.25% (PIK)	10/2024	799	799	799	0.2%
Hyperion Refinance S.à r.l (dba Howden Group)(10)	First lien senior secured loan	S +	3.50%	04/2030	24,675	24,652	24,679	5.8%
Truist Insurance Holdings, LLC(11)	First lien senior secured loan	S +	3.25%	05/2031	12,500	12,337	12,469	2.9%
Truist Insurance Holdings, LLC(7)(9)(11)	First lien senior secured revolving loan	S +	3.25%	05/2029	75	75	70	—%
Soliant Lower Intermediate, LLC (dba Soliant)(10)	First lien senior secured loan	S +	3.75%	07/2031	10,000	9,590	10,000	2.3%
Soliant Lower Intermediate, LLC (dba Soliant)(6)(7)(9)(10)	First lien senior secured revolving loan	S +	3.75%	06/2031	167	119	167	—%
						98,414	99,152	23.1%
Internet software and services
Barracuda Networks, Inc.(12)	First lien senior secured loan	S +	4.50%	08/2029	19,904	19,453	19,317	4.5%
Cloud Software Group, Inc.(11)	First lien senior secured loan	S +	4.50%	03/2031	5,000	4,965	5,011	1.2%
Fortra, LLC (f/k/a Help/Systems Holdings, Inc.)(10)	First lien senior secured loan	S +	4.00%	11/2026	14,580	14,507	13,882	3.2%
Mitchell International, Inc.(10)	First lien senior secured loan	S +	3.25%	06/2031	10,000	9,952	9,844	2.3%
Proofpoint, Inc.(10)	First lien senior secured loan	S +	3.00%	08/2028	9,925	9,925	9,918	2.3%
Sedgwick Claims Management Services, Inc.(11)	First lien senior secured loan	S +	3.00%	07/2031	15,000	14,965	14,967	3.5%
Storable, Inc.(10)	First lien senior secured loan	S +	3.50%	04/2028	14,923	14,825	14,950	3.5%
						88,592	87,889	20.5%
Manufacturing
Engineered Machinery Holdings, Inc. (dba Duravant)(11)	First lien senior secured loan	S +	3.75%	05/2028	34,038	33,936	34,123	8.0%
JSG II, Inc.(6)(10)	First lien senior secured loan	S +	4.50%	06/2026	3,192	3,184	3,192	0.7%
Safety Products/JHC Acquisition Corp. (dba Justrite Safety Group)(6)(7)	First lien senior secured delayed draw term loan	S +	4.50%	06/2026	—	—	—	—%
Gloves Buyer, Inc. (dba Protective Industrial Products)(10)	First lien senior secured loan	S +	4.00%	12/2027	14,613	14,498	14,549	3.4%

Blue Owl Capital Corporation
Notes to Consolidated Financial Statements (Unaudited) - Continued

OBDC SLF LLC’s Portfolio As of September 30, 2024 ($ in thousands) (Unaudited)
Company(1)(2)(4)(5)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(3)	Fair Value	Percentage of Net Assets
Pro Mach Group, Inc.(10)	First lien senior secured loan	S +	3.50%	08/2028	24,446	24,447	24,512	5.7%
						76,065	76,376	17.8%
Professional services
Apex Group Treasury LLC(12)	First lien senior secured loan	S +	3.75%	07/2028	32,105	32,033	32,104	7.5%
Sovos Compliance, LLC(10)	First lien senior secured loan	S +	4.50%	08/2028	25,068	24,963	25,032	5.8%
Vistage International, Inc.(11)	First lien senior secured loan	S +	4.75%	07/2029	9,924	9,879	9,905	2.3%
						66,875	67,041	15.6%
Telecommunications
EOS U.S. Finco LLC(11)	First lien senior secured loan	S +	6.00%	10/2029	21,641	20,616	17,449	4.1%
EOS U.S. Finco LLC(7)(8)(12)	First lien senior secured delayed draw term loan	S +	6.00%	05/2026	70	17	(363)	(0.1)%
						20,633	17,086	4.0%

Total Debt Investments						$1,120,981	$1,094,015	255.3%
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
(10)The interest rate on these loans is subject to 1 month SOFR, which as of September 30, 2024 was 4.85%.
(11)The interest rate on these loans is subject to 3 month SOFR, which as of September 30, 2024 was 4.59%.
(12)The interest rate on these loans is subject to 6 month SOFR, which as of September 30, 2024 was 4.25%.

Blue Owl Capital Corporation
Notes to Consolidated Financial Statements (Unaudited) - Continued

Blue Owl Capital Corporation Senior Loan Fund's Portfolio as of December 31, 2023 ($ in thousands)
Company(1)(2)(4)(5)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(3)	Fair Value	Percentage of Members' Equity
Debt Investments
Aerospace and defense
Applied Composites Holdings, LLC (fka AC&A Enterprises Holdings, LLC)(9)(11)	First lien senior secured loan	S +	6.00% (0.25% PIK)	01/2025	34,097	34,015	27,426	7.0%
Applied Composites Holdings, LLC (fka AC&A Enterprises Holdings, LLC)(9)(11)	First lien senior secured revolving loan	S +	6.00% (0.25% PIK)	01/2025	3,030	3,028	2,437	0.6%
Bleriot US Bidco Inc.(6)(11)	First lien senior secured loan	S +	4.00%	10/2028	25,113	24,927	25,193	6.4%
Dynasty Acquisition Co., Inc. (dba StandardAero Limited)(6)(10)	First lien senior secured loan	S +	4.00%	04/2026	19,900	19,713	19,940	5.1%
					82,140	81,683	74,996	19.1%
Automotive
Holley Inc.(6)(10)	First lien senior secured loan	S +	3.75%	11/2028	22,550	22,431	21,686	5.5%
Mavis Tire Express Services Topco Corp.(6)(10)	First lien senior secured loan	S +	4.00%	05/2028	2,895	2,879	2,896	0.7%
PAI Holdco, Inc.(11)	First lien senior secured loan	S +	3.75%	10/2027	13,706	13,357	12,746	3.3%
					39,151	38,667	37,328	9.5%
Buildings and Real estate
CoreLogic Inc.(6)(10)	First lien senior secured loan	S +	3.50%	06/2028	7,270	6,855	7,056	1.8%
Wrench Group LLC(6)(11)	First lien senior secured loan	S +	4.00%	04/2026	31,677	31,598	31,706	8.1%
					38,947	38,453	38,762	9.9%
Business Services
Capstone Acquisition Holdings, Inc.(10)	First lien senior secured loan	S +	4.75%	11/2027	14,223	14,131	14,187	3.6%
Capstone Acquisition Holdings, Inc.(9)(10)	First lien senior secured delayed draw term loan	S +	4.75%	11/2027	908	903	906	0.2%
CoolSys, Inc.(6)(11)	First lien senior secured loan	S +	4.75%	08/2028	27,162	26,263	25,275	6.5%
ConnectWise, LLC(6)(11)	First lien senior secured loan	S +	3.50%	09/2028	16,660	16,600	16,603	4.2%
LABL, Inc.(6)(10)	First lien senior secured loan	S +	5.00%	10/2028	4,771	4,719	4,566	1.2%
Packers Holdings, LLC(6)(10)	First lien senior secured loan	S +	3.25%	03/2028	10,269	10,062	6,423	1.6%
					73,993	72,678	67,960	17.3%
Chemicals
Advancion Holdings, LLC (fka Aruba Investments Holdings, LLC)(6)(10)	First lien senior secured loan	S +	4.00%	11/2027	17,693	17,353	17,417	4.4%
Cyanco Intermediate 2 Corp.(6)(10)	First lien senior secured loan	S +	4.75%	07/2028	4,988	4,846	4,968	1.3%
Derby Buyer LLC(10)	First lien senior secured loan	S +	4.25%	11/2030	10,000	9,707	10,000	2.6%
					32,681	31,906	32,385	8.3%
Consumer Products
Olaplex, Inc.(6)(10)	First lien senior secured loan	S +	3.50%	02/2029	24,936	24,140	23,003	5.9%
					24,936	24,140	23,003	5.9%
Containers and Packaging
BW Holding, Inc.(11)	First lien senior secured loan	S +	4.00%	12/2028	20,934	19,969	19,469	5.0%
Five Star Lower Holding LLC(6)(11)	First lien senior secured loan	S +	4.25%	05/2029	25,561	25,265	25,076	6.4%
Ring Container Technologies Group, LLC(6)(10)	First lien senior secured loan	S +	3.50%	08/2028	24,500	24,457	24,537	6.3%

Blue Owl Capital Corporation
Notes to Consolidated Financial Statements (Unaudited) - Continued

Blue Owl Capital Corporation Senior Loan Fund's Portfolio as of December 31, 2023 ($ in thousands)
Company(1)(2)(4)(5)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(3)	Fair Value	Percentage of Members' Equity
Valcour Packaging, LLC(6)(10)	First lien senior secured loan	S +	3.75%	10/2028	2,154	2,149	1,682	0.4%
					73,149	71,840	70,764	18.1%
Distribution
BCPE Empire Holdings, Inc. (dba Imperial-Dade)(6)(10)	First lien senior secured loan	S +	4.75%	12/2028	24,626	23,772	24,671	6.3%
Dealer Tire Financial, LLC(6)(10)	First lien senior secured loan	S +	4.50%	12/2027	30,648	30,015	30,706	7.8%
SRS Distribution, Inc.(6)(10)	First lien senior secured loan	S +	3.50%	06/2028	9,775	9,725	9,779	2.5%
					65,049	63,512	65,156	16.6%
Education
Spring Education Group, Inc. (fka SSH Group Holdings, Inc.)(6)(11)	First lien senior secured loan	S +	4.50%	10/2030	20,000	19,757	20,046	5.1%
Sophia, L.P.(6)(10)	First lien senior secured loan	S +	4.25%	10/2027	19,700	19,556	19,655	5.0%
					39,700	39,313	39,701	10.1%
Financial Services
Saphilux S.a.r.L (dba IQ EQ)(6)(12)	First lien senior secured loan	S +	4.75%	07/2028	15,000	14,792	15,009	3.8%
					15,000	14,792	15,009	3.8%
Food and beverage
Balrog Acquisition, Inc. (dba Bakemark)(6)(10)	First lien senior secured loan	S +	4.00%	09/2028	24,500	24,316	24,079	6.1%
Dessert Holdings(10)	First lien senior secured loan	S +	4.00%	06/2028	25,458	25,326	22,912	5.8%
Naked Juice LLC (dba Tropicana)(6)(11)	First lien senior secured loan	S +	3.25%	01/2029	1,970	1,966	1,901	0.5%
Sovos Brands Intermediate, Inc.(6)(11)	First lien senior secured loan	S +	3.50%	06/2028	20,724	20,689	20,782	5.3%
					72,652	72,297	69,674	17.7%
Healthcare equipment and services
Cadence, Inc.(11)	First lien senior secured loan	S +	4.75%	05/2026	28,364	28,131	27,513	7.0%
Cadence, Inc.(7)(9)(11)	First lien senior secured revolving loan	S +	4.75%	05/2026	4,095	4,087	3,875	1.0%
Confluent Medical Technologies, Inc.(11)	First lien senior secured loan	S +	3.75%	02/2029	4,913	4,893	4,887	1.2%
Medline Borrower, LP(6)(10)	First lien senior secured loan	S +	3.00%	10/2028	24,563	24,476	24,663	6.3%
Packaging Coordinators Midco, Inc.(6)(11)	First lien senior secured loan	S +	3.50%	11/2027	4,887	4,878	4,884	1.2%
Resonetics, LLC(11)	First lien senior secured loan	S +	6.00%	04/2028	25,000	24,282	25,000	6.4%
					91,822	90,747	90,822	23.1%
Healthcare providers and services
Confluent Health, LLC(10)	First lien senior secured loan	S +	4.00%	11/2028	24,586	24,495	24,095	6.2%
Covetrus, Inc.(6)(11)	First lien senior secured loan	S +	5.00%	10/2029	14,888	14,113	14,718	3.8%
HAH Group Holding Company LLC (dba Help at Home)(10)	First lien senior secured loan	S +	5.00%	10/2027	8,941	8,709	8,852	2.3%
Phoenix Newco, Inc. (dba Parexel)(6)(10)	First lien senior secured loan	S +	3.25%	11/2028	27,019	26,919	27,162	6.9%
Physician Partners, LLC(6)(11)	First lien senior secured loan	S +	4.00%	12/2028	9,825	9,749	9,260	2.4%
					85,259	83,985	84,087	21.6%
Healthcare technology
Athenahealth Group Inc.(6)(10)	First lien senior secured loan	S +	3.25%	02/2029	17,562	17,497	17,466	4.5%
Bracket Intermediate Holding Corp.(6)(11)	First lien senior secured loan	S +	5.00%	05/2028	19,900	19,366	19,870	5.1%

Blue Owl Capital Corporation
Notes to Consolidated Financial Statements (Unaudited) - Continued

Blue Owl Capital Corporation Senior Loan Fund's Portfolio as of December 31, 2023 ($ in thousands)
Company(1)(2)(4)(5)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(3)	Fair Value	Percentage of Members' Equity
Imprivata, Inc.(6)(10)	First lien senior secured loan	S +	4.25%	12/2027	19,700	19,111	19,757	5.0%
PointClickCare Technologies, Inc.(11)	First lien senior secured loan	S +	4.00%	12/2027	4,850	4,797	4,850	1.2%
					62,012	60,771	61,943	15.8%
Infrastructure and environmental services
CHA Holding, Inc.(10)	First lien senior secured loan	S +	4.94%	04/2025	39,851	39,759	39,851	10.2%
					39,851	39,759	39,851	10.2%
Insurance
Acrisure, LLC(6)(11)	First lien senior secured loan	S +	4.50%	11/2030	9,925	9,827	9,933	2.5%
Asurion, LLC(6)(10)	First lien senior secured loan	S +	4.25%	08/2028	7,871	7,539	7,833	2.0%
Broadstreet Partners, Inc.(6)(10)	First lien senior secured loan	S +	3.75%	01/2029	4,988	4,988	4,995	1.3%
Integro Parent Inc.(9)(11)	First lien senior secured loan	S +	12.25% (PIK)	10/2024	3,561	3,561	3,561	0.9%
Integro Parent Inc.(7)(9)(11)	First lien senior secured revolving loan	S +	4.50% (12.25% PIK)	10/2024	718	717	719	0.2%
Hyperion Refinance S.à r.l (dba Howden Group)(6)(10)	First lien senior secured loan	S +	5.25%	04/2030	19,850	19,121	19,870	5.1%
					46,913	45,753	46,911	12.0%
Internet software and services
Barracuda Networks, Inc.(6)(11)	First lien senior secured loan	S +	4.50%	08/2029	24,750	24,124	24,102	6.2%
DCert Buyer, Inc.(6)(10)	First lien senior secured loan	S +	4.00%	10/2026	11,818	11,777	11,695	3.0%
Fortra, LLC (f/k/a Help/Systems Holdings, Inc.)(6)(11)	First lien senior secured loan	S +	4.00%	11/2026	14,695	14,621	13,892	3.5%
					51,263	50,522	49,689	12.7%
Manufacturing
Engineered Machinery Holdings, Inc. (dba Duravant)(6)(11)	First lien senior secured loan	S +	3.50%	05/2028	34,299	34,181	34,012	8.7%
Gloves Buyer, Inc. (dba Protective Industrial Products)(10)	First lien senior secured loan	S +	4.00%	12/2027	14,725	14,587	14,651	3.7%
Pro Mach Group, Inc.(6)(10)	First lien senior secured loan	S +	4.00%	08/2028	24,507	24,418	24,534	6.3%
					73,531	73,186	73,197	18.7%
Professional Services
Apex Group Treasury LLC(11)	First lien senior secured loan	S +	3.75%	07/2028	32,354	32,269	32,192	8.2%
Sovos Compliance, LLC(6)(10)	First lien senior secured loan	S +	4.50%	08/2028	25,261	25,139	24,915	6.4%
					57,615	57,408	57,107	14.6%
Telecommunications
EOS U.S. Finco LLC(11)	First lien senior secured loan	S +	5.75%	10/2029	22,065	20,909	20,190	5.2%
EOS U.S. Finco LLC(7)(8)(11)	First lien senior secured delayed draw term loan	S +	6.00%	10/2029	71	11	(84)	—%
Park Place Technologies, LLC(6)(10)	First lien senior secured loan	S +	5.00%	11/2027	14,735	14,370	14,635	3.7%
					36,871	35,290	34,741	8.9%
Transportation
Safe Fleet Holdings LLC(10)	First lien senior secured loan	S +	5.00%	02/2029	14,775	14,408	14,812	3.8%
					14,775	14,408	14,812	3.8%

Blue Owl Capital Corporation
Notes to Consolidated Financial Statements (Unaudited) - Continued

Blue Owl Capital Corporation Senior Loan Fund's Portfolio as of December 31, 2023 ($ in thousands)
Company(1)(2)(4)(5)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(3)	Fair Value	Percentage of Members' Equity
Total Debt Investments				$1,117,310	$1,101,110	$1,087,898	277.7%
Total Investments				$1,117,310	$1,101,110	$1,087,898	277.7%
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

Blue Owl Capital Corporation
Notes to Consolidated Financial Statements (Unaudited) - Continued

The table below presents selected balance sheet information for OBDC SLF as of the following periods:

($ in thousands)	September 30, 2024 (Unaudited)	December 31, 2023
Assets
Investments at fair value (amortized cost of $1,120,981 and $1,101,110, respectively)	$1,094,015	$1,087,898
Cash	59,417	37,617
Interest receivable	10,024	7,734
Receivable for investments sold	6,472	—
Prepaid expenses and other assets	1,641	6,992
Total Assets	$1,171,569	$1,140,241
Liabilities
Debt (net of unamortized debt issuance costs of $3,574 and $4,930, respectively)	$716,412	$721,953
Distributions payable	15,149	14,832
Payable for investments purchased	156	—
Accrued expenses and other liabilities	11,378	11,701
Total Liabilities	743,095	748,486
Members' Equity
Members' Equity	428,474	391,755
Members' Equity	428,474	391,755
Total Liabilities and Members' Equity	$1,171,569	$1,140,241

The table below presents selected statement of operations information for OBDC SLF for the following periods:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
($ in thousands)	2024	2023	2024	2023
Investment Income
Interest income	$29,643	$29,362	$90,841	$79,868
Other income	87	91	1,118	222
Total Investment Income	29,730	29,453	91,959	80,090
Expenses
Interest expense	14,212	13,817	41,568	37,873
Professional fees	214	336	703	823
Total Expenses	14,426	14,153	42,271	38,696
Net Investment Income Before Taxes	15,304	15,300	49,688	41,394
Tax expense (benefit)	(5)	(920)	279	272
Net Investment Income After Taxes	$15,309	$16,220	$49,409	$41,122
Net Realized and Change in Unrealized Gain (Loss) on Investments
Net change in unrealized gain (loss) on investments	(9,524)	4,767	(13,753)	15,345
Net realized gain on investments	(85)	(1,500)	(649)	(3,146)
Total Net Realized and Change in Unrealized Gain (Loss) on Investments	(9,609)	3,267	(14,402)	12,199
Net Increase in Members' Equity Resulting from Operations	$5,700	$19,487	$35,007	$53,321

Blue Owl Capital Corporation
Notes to Consolidated Financial Statements (Unaudited) - Continued
Blue Owl Credit SLF LLC
On May 6, 2024 Credit SLF, a Delaware limited liability company, was formed as a joint venture between the Company, Blue Owl Capital Corporation II, Blue Owl Capital Corporation III, Blue Owl Credit Income Corp., Blue Owl Technology Finance Corp., Blue Owl Technology Finance Corp. II, Blue Owl Technology Income Corp., and State Teachers Retirement System of Ohio (“OSTRS”) (each, a “Credit SLF Member” and collectively, the “Credit SLF Members”). The Credit SLF Members co-manage Credit SLF. Credit SLF’s principal purpose is to make investments in senior secured loans to middle-market companies, broadly syndicated loans and senior and subordinated notes issued by collateralized loan obligations. Credit SLF is managed by a board consisting of an equal number of representatives appointed by each Credit SLF Member and which acts unanimously. Investment decisions must be approved by Credit SLF’s board. The Company’s investment in Credit SLF is a co-investment made with its affiliates in accordance with the terms of the Order that it received from the SEC. The Company does not consolidate its non-controlling interest in Credit SLF. Credit SLF’s investments at fair value are determined in accordance with FASB ASC 820, as amended; however, such fair value is not included in the Company's valuation process.
As of September 30, 2024, the capital commitment and economic ownership of each Credit SLF Member is as follows:

Members	Capital Commitment	Economic ownership interest
($ in thousands)
Blue Owl Capital Corporation	$24,500	42.8%
Blue Owl Capital Corporation II	500	0.9%
Blue Owl Capital Corporation III	6,250	10.9%
Blue Owl Credit Income Corp.	11,250	19.7%
Blue Owl Technology Finance Corp.	2,500	4.4%
Blue Owl Technology Finance Corp. II	2,500	4.4%
Blue Owl Technology Income Corp.	2,500	4.4%
State Teachers Retirement System of Ohio	7,143	12.5%
Total	$57,143	100.0%

The table below sets forth Credit SLF's consolidated financial data (unaudited) as of and for the following periods:

As of
($ in thousands)	September 30, 2024
Consolidated Balance Sheet Data
Cash	$16,174
Investments at fair value	$150,220
Total Assets	$166,462
Total Debt (net of unamortized debt issuance costs)	$31,326
Total Liabilities	$116,474
Total Credit SLF Members' Equity	$49,988

	For the Three Months Ended September 30,	For the Nine Months Ended September 30,
($ in thousands)	2024(1)	2024(1)
Consolidated Statement of Operations Data
Investment income	$556	$556
Net operating expenses	602	672
Net investment income (loss)	$(46)	$(116)
Total net realized and unrealized gain (loss)	104	104
Net increase (decrease) in Credit SLF Members' Equity resulting from operations	$58	$(12)
_______________
(1)Credit SLF commenced operations on May 6, 2024.

Blue Owl Capital Corporation
Notes to Consolidated Financial Statements (Unaudited) - Continued
Note 5. Debt
In accordance with the 1940 Act, with certain limitations, the Company is allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 150%. As of September 30, 2024 and December 31, 2023, the Company’s asset coverage was 176% and 183%, respectively.
The below tables present the debt obligations for the following periods:

	September 30, 2024
($ in thousands)	Aggregate Principal Committed	Outstanding Principal	Amount Available(1)	Unamortized Debt Issuance Costs	Net Carrying Value
Revolving Credit Facility(2)(4)	$2,630,000	$950,281	$1,624,826	$(18,154)	$932,127
SPV Asset Facility II	300,000	300,000	—	(3,891)	296,109
CLO I	390,000	390,000	—	(3,730)	386,270
CLO II	260,000	260,000	—	(2,312)	257,688
CLO III	260,000	260,000	—	(1,704)	258,296
CLO IV	292,500	292,500	—	(3,920)	288,580
CLO V	509,625	509,625	—	(2,383)	507,242
CLO VII	239,150	239,150	—	(1,661)	237,489
CLO X	260,000	260,000	—	(1,722)	258,278
2025 Notes	425,000	425,000	—	(860)	424,140
July 2025 Notes	500,000	500,000	—	(1,512)	498,488
2026 Notes	500,000	500,000	—	(2,996)	497,004
July 2026 Notes	1,000,000	1,000,000	—	(8,843)	991,157
2027 Notes(3)	500,000	500,000	—	(4,588)	468,103
2028 Notes	850,000	850,000	—	(9,745)	840,255
2029 Notes(3)	600,000	600,000	—	(12,789)	599,849
Total Debt	$9,516,275	$7,836,556	$1,624,826	$(80,810)	$7,741,075
______________
(1)The amount available reflects any collateral related limitations at the Company level related to each credit facility’s borrowing base.
(2)Includes the unrealized translation gain (loss) on borrowings denominated in foreign currencies.
(3)Net carrying value is inclusive of change in fair market value of effective hedge.
(4)The amount available is reduced by $54.9 million of outstanding letters of credit.

Blue Owl Capital Corporation
Notes to Consolidated Financial Statements (Unaudited) - Continued

	December 31, 2023
($ in thousands)	Aggregate Principal Committed	Outstanding Principal	Amount Available(1)	Unamortized Debt Issuance Costs	Net Carrying Value
Revolving Credit Facility(2)(4)	$1,895,000	$419,045	$1,416,815	$(17,970)	$401,075
SPV Asset Facility II	250,000	250,000	—	(4,272)	245,728
CLO I	276,607	276,607	—	(2,394)	274,213
CLO II	260,000	260,000	—	(2,533)	257,467
CLO III	260,000	260,000	—	(1,676)	258,324
CLO IV	292,500	292,500	—	(4,316)	288,184
CLO V	509,625	509,625	—	(2,625)	507,000
CLO VI	260,000	260,000	—	(1,575)	258,425
CLO VII	239,150	239,150	—	(1,862)	237,288
CLO X	260,000	260,000	—	(1,874)	258,126
2024 Notes(3)	400,000	400,000	—	(657)	395,942
2025 Notes	425,000	425,000	—	(2,120)	422,880
July 2025 Notes	500,000	500,000	—	(2,882)	497,118
2026 Notes	500,000	500,000	—	(4,680)	495,320
July 2026 Notes	1,000,000	1,000,000	—	(12,403)	987,597
2027 Notes(3)	500,000	500,000	—	(6,037)	454,017
2028 Notes	850,000	850,000	—	(11,616)	838,384
Total Debt	$8,677,882	$7,201,927	$1,416,815	$(81,492)	$7,077,088
______________
(1)The amount available reflects any limitations related to each credit facility’s borrowing base.
(2)Includes the unrealized translation gain (loss) on borrowings denominated in foreign currencies.
(3)Net carrying value is inclusive of change in fair market value of effective hedge.
(4)The amount available is reduced by $59.1 million of outstanding letters of credit.
The table below presents the components of interest expense for the following periods:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
($ in thousands)	2024	2023	2024	2023
Interest expense	$116,548	$103,931	$327,380	$304,398
Amortization of debt issuance costs	6,728	6,152	23,994	20,577
Net change in unrealized gain (loss) on effective interest rate swaps and hedged items(1)	(2,003)	362	(1,847)	(559)
Total Interest Expense	$121,273	$110,445	$349,527	$324,416
Average interest rate	5.8%	5.6%	5.7%	5.4%
Average daily borrowings	$7,883,364	$7,260,470	$7,509,072	$7,396,054
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
Description of Facilities
Revolving Credit Facility
On August 26, 2022, the Company entered into an Amended and Restated Senior Secured Revolving Credit Agreement (the “Revolving Credit Facility”), which amends and restates in its entirety that certain Senior Secured Revolving Credit Agreement, dated as of February 1, 2017 (as amended, restated, supplemented or otherwise modified prior to August 26, 2022). The parties to the Revolving Credit Facility include the Company, as Borrower, the lenders from time to time parties thereto and Truist Bank, as

Blue Owl Capital Corporation
Notes to Consolidated Financial Statements (Unaudited) - Continued
Administrative Agent. On November 17, 2023 (the “Revolving Credit Facility First Amendment Date”), the parties to the Revolving Credit Facility entered into an amendment to the Revolving Credit Facility to, among other things, extend the availability period and maturity date for certain lenders. The following describes the terms of the Revolving Credit Facility as modified through September 26, 2024.
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
As of September 26, 2024, the maximum principal amount of the Revolving Credit Facility is $2.63 billion (increased from $2.05 billion to $2.12 billion on July 31, 2024, reduced from $2.12 billion to $2.11 billion on September 3, 2024 and increased from $2.11 billion to $2.63 billion on September 26, 2024), subject to availability under the borrowing base, which is based on the Company’s portfolio investments and other outstanding indebtedness. The amount available for borrowing under the Revolving Credit Facility is reduced by any standby letters of credit issued through the Revolving Credit Facility. Maximum capacity under the Revolving Credit Facility may be increased to $2.78 billion through the Company’s exercise of an uncommitted accordion feature through which existing and new lenders may, at their option, agree to provide additional financing. The Revolving Credit Facility includes a $200.0 million limit for swingline loans and is secured by a perfected first-priority interest in substantially all of the portfolio investments held by the Company and each Guarantor, subject to certain exceptions.
As of September 26, 2024, the availability period under the Revolving Credit Facility will terminate on (a) August 26, 2026 with respect to $50.0 million of commitments and (b) November 17, 2027 with respect to the remaining commitments (each date, a “Revolving Credit Facility Commitment Termination Date”). The Revolving Credit Facility will mature on (a) August 26, 2027 with respect to $50.0 million of commitments and (b) November 17, 2028 with respect to the remaining commitments (each date, a “Revolving Credit Facility Maturity Date”). During the period from the earliest Revolving Credit Facility Commitment Termination Date to the latest Revolving Credit Facility Maturity Date, the Company will be obligated to make mandatory prepayments under the Revolving Credit Facility out of the proceeds of certain asset sales and other recovery events and equity and debt issuances.
The Company may borrow amounts in U.S. dollars or certain other permitted currencies. As of September 26, 2024, amounts drawn under the Revolving Credit Facility with respect to the commitments in U.S. dollars maturing on November 17, 2028 will bear interest at either (i) term SOFR plus any applicable credit adjustment spread plus margin of either 1.875% per annum or, if the gross borrowing base is greater than or equal to the product of 1.60 and the combined debt amount, 1.75% per annum or (ii) the alternative base rate plus margin of either 0.875% per annum or, if the gross borrowing base is greater than or equal to the product of 1.60 and the combined debt amount, 0.75% per annum. As of September 26, 2024, amounts drawn under the Revolving Credit Facility with respect to the commitments in U.S. dollars maturing on August 26, 2027 will bear interest at either (i) term SOFR plus any applicable credit adjustment spread plus margin of 2.00% per annum or (ii) the alternative base rate plus margin of 1.00% per annum. With respect to loans denominated in U.S. dollars, the Company may elect either term SOFR or the alternative base rate at the time of drawdown, and such loans may be converted from one rate to another at any time at the Company’s option, subject to certain conditions. As of September 26, 2024, amounts drawn under the Revolving Credit Facility with respect to the commitments in other permitted currencies maturing on November 17, 2028 will bear interest at the relevant rate specified therein (including any applicable credit adjustment spread) plus margin of either 1.875% per annum or, if the gross borrowing base is greater than or equal to the product of 1.60 and the combined debt amount, 1.75% per annum. As of September 26, 2024, amounts drawn under the Revolving Credit Facility with respect to the commitments in other permitted currencies maturing on August 26, 2027 will bear interest at the relevant rate specified therein (including any applicable credit adjustment spread) plus margin of 2.00% per annum. The Company will also pay a fee of 0.375% on daily undrawn amounts under the Revolving Credit Facility.
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

Blue Owl Capital Corporation
Notes to Consolidated Financial Statements (Unaudited) - Continued
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
Debt Securitization Transactions
CLO I
On May 28, 2019 (the “CLO I Closing Date”), the Company completed a $596.0 million term debt securitization transaction (the “CLO I Transaction”), also known as a collateralized loan obligation transaction, which is a form of secured financing incurred by the Company. The secured notes and preferred shares issued in the CLO I Transaction and the secured loan borrowed in the CLO I Transaction were issued and incurred, as applicable, by the Company’s consolidated subsidiaries Owl Rock CLO I, Ltd., an exempted

Blue Owl Capital Corporation
Notes to Consolidated Financial Statements (Unaudited) - Continued
company incorporated in the Cayman Islands with limited liability (the “CLO I Issuer”), and Owl Rock CLO I, LLC, a Delaware limited liability company (the “CLO I Co-Issuer” and together with the CLO I Issuer, the “CLO I Issuers”) and are backed by a portfolio of collateral obligations consisting of middle-market loans and participation interests in middle-market loans as well as by other assets of the CLO I Issuer. The following describes the terms of the CLO I Transaction as supplemented through June 28, 2023 (the “CLO I Indenture Supplement Date”).
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
The CLO I Debt is secured by all of the assets of the CLO I Issuer, which will consist primarily of middle-market loans, participation interests in middle-market loans, and related rights and the cash proceeds thereof. As part of the CLO I Transaction, ORCC Financing II and the Company sold and contributed approximately $575.0 million par amount of middle-market loans to the CLO I Issuer on the CLO I Closing Date. No gain or loss was recognized as a result of these sales and contributions. Such loans constituted the initial portfolio assets securing the CLO I Debt. The Company and ORCC Financing II each made customary representations, warranties, and covenants to the CLO I Issuer regarding such sales and contributions under a loan sale agreement.
Through May 20, 2023, a portion of the proceeds received by the CLO I Issuer from the loans securing the CLO I Debt could be used by the CLO I Issuer to purchase additional middle-market loans under the direction of the Adviser as the collateral manager for the CLO I Issuer and in accordance with the Company’s investing strategy and ability to originate eligible middle-market loans.
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
CLO I Refinancing
On January 4, 2024 (the “CLO I Refinancing Date”), the Company completed a $390.0 million term debt securitization refinancing (the “CLO I Refinancing”), also known as a collateralized loan obligation refinancing, which is a form of secured financing incurred by the Company. The secured notes issued in the CLO I Refinancing and the secured loan borrowed in the CLO I Refinancing were issued and incurred, as applicable, by the Company’s consolidated subsidiary Owl Rock CLO I, LLC, a limited liability company organized under the laws of the State of Delaware (the “CLO I Refinancing Issuer”) and are backed by a portfolio of

Blue Owl Capital Corporation
Notes to Consolidated Financial Statements (Unaudited) - Continued
collateral obligations consisting of middle-market loans and participation interests in middle-market loans as well as by other assets of the CLO I Refinancing Issuer.
The CLO I Refinancing was executed by (A) the issuance of the following classes of notes pursuant to an indenture and security agreement dated as of May 28, 2019 (the “Original CLO I Closing Date”) by and among Owl Rock CLO I, Ltd., as issuer (the “Original CLO I Issuer”), the CLO I Refinancing Issuer, as co-issuer and State Street Bank and Trust Company, as supplemented by the first supplemental indenture dated as of June 28, 2023 and as further supplemented by the second supplemental indenture dated as of the CLO I Refinancing Date (the “CLO I Refinancing Indenture”), by and between the CLO I Refinancing Issuer and State Street Bank and Trust Company: (i) $221.4 million of AAA(sf) Class A-NR Notes, which bear interest at the Benchmark, as defined in the CLO I Refinancing Indenture, plus 2.40%, (ii) $25.0 million of AAA(sf) Class A-FR Notes, which bear interest at 6.35%, (iii) $41.6 million of AA(sf) Class B-R Notes, which bear interest at the Benchmark plus 3.25% and (iv) $52.0 million of A(sf) Class C Notes, which bear interest at the Benchmark plus 4.25% (together, the “CLO I Refinancing Secured Notes”) and (B) the borrowing by the CLO I Refinancing Issuer of $50.0 million under floating rate Class A-LR loans (the “CLO I Refinancing Class A-LR Loans” and together with the CLO I Refinancing Secured Notes, the “CLO I Refinancing Secured Debt”). The CLO I Refinancing Class A-LR Loans bear interest at the Benchmark plus 2.40%. The CLO I Class A-LR Loans were borrowed under a credit agreement (the “CLO I Class A-LR Credit Agreement”), dated as of the CLO I Refinancing Date, by and among the CLO I Refinancing Issuer, as borrower, various financial institutions and other persons, as lenders, and State Street Bank and Trust Company, as collateral trustee and loan agent. The CLO I Refinancing Secured Debt is secured by middle-market loans, participation interests in middle-market loans and other assets of the CLO I Refinancing Issuer. The CLO I Refinancing Secured Debt is scheduled to mature on February 20, 2036. The CLO I Refinancing Secured Notes were privately placed by Natixis Securities Americas LLC. The proceeds from the CLO I Refinancing were used to redeem in full the classes of debt issued on the Original CLO I Closing Date, to redeem a portion of the preferred shares of the CLO I Refinancing Issuer as described below and to pay expenses incurred in connection with the CLO I Refinancing. On the CLO I Refinancing Date, the Original CLO I Issuer was merged with and into the CLO I Refinancing Issuer, with the CLO I Refinancing Issuer surviving the merger. The CLO I Refinancing Issuer assumed by all operation of law all of the rights and obligations of the Original CLO I Issuer, including the subordinated securities issued by the Original CLO I Issuer on the Original CLO I Closing Date.
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
On the Original CLO I Closing Date, the Original CLO I Issuer entered into a loan sale agreement with Company, which provided for the sale and contribution of approximately $247.0 million par amount of middle-market loans from the Company to the Original CLO I Issuer on the Original CLO I Closing Date and for future sales from the Company to the Original CLO I Issuer on an ongoing basis. As part of the CLO I Refinancing, the CLO I Refinancing Issuer, as the successor to the Original CLO I Issuer, and the Company entered into an amended and restated loan sale agreement with the Company dated as of the CLO I Refinancing Date (the “OBDC CLO I Refinancing Loan Sale Agreement”), pursuant to which the CLO I Refinancing Issuer assumed all ongoing obligations of the Original CLO I Issuer under the original agreement and the Company sold approximately $106.0 million par amount middle-market loans to the CLO I Refinancing Issuer on the CLO I Refinancing Date and provides for future sales from the Company to the CLO I Refinancing Issuer on an ongoing basis. Such loans constituted part of the portfolio of assets securing the CLO I Refinancing Secured Debt. A portion of the portfolio assets securing the CLO I Refinancing Secured Debt consists of middle-market loans purchased by the Original CLO I Issuer from ORCC Financing II under an additional loan sale agreement executed on the Original CLO I Closing Date between the Original CLO I Issuer and ORCC Financing II and which the CLO I Refinancing Issuer and ORCC Financing II amended and restated on the CLO I Refinancing Date (the “ORCC Financing II CLO I Loan Sale Agreement”) in connection with the refinancing. No gain or loss was recognized as a result of these sales and contributions. The Company and ORCC Financing II each made customary representations, warranties, and covenants to the CLO I Refinancing Issuer under the applicable loan sale agreement.
Through February 20, 2028, a portion of the proceeds received by the CLO I Refinancing Issuer from the loans securing the CLO I Refinancing Secured Notes may be used by the CLO I Refinancing Issuer to purchase additional middle-market loans under the direction of the Adviser, in its capacity as collateral manager for the CLO I Refinancing Issuer and in accordance with the Company’s investing strategy and ability to originate eligible middle-market loans.
The CLO I Refinancing Secured Debt is the secured obligation of the CLO I Refinancing Issuer, and the CLO I Refinancing Indenture and CLO I Refinancing Class A-LR Credit Agreement each includes customary covenants and events of default. The CLO I Refinancing Secured Notes have not been registered under the Securities Act, or any state securities (e.g., “blue sky”) laws, and may

Blue Owl Capital Corporation
Notes to Consolidated Financial Statements (Unaudited) - Continued
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
CLO II Refinancing
On April 9, 2021 (the “CLO II Refinancing Date”), the Company completed a $398.1 million term debt securitization refinancing (the “CLO II Refinancing”), also known as a collateralized loan obligation refinancing, which is a form of secured financing incurred by the Company. The secured notes and preferred shares issued in the CLO II Refinancing were issued by the Company’s consolidated subsidiaries Owl Rock CLO II, Ltd., an exempted company incorporated in the Cayman Islands with limited liability (the “CLO II Issuer”), and Owl Rock CLO II, LLC, a Delaware limited liability company (the “CLO II Co-Issuer” and together with the CLO II Issuer, the “CLO II Issuers”) and are backed by a portfolio of collateral obligations consisting of middle-market loans and participation interests in middle-market loans as well as by other assets of the CLO II Issuer. The following describes the terms of the CLO II Refinancing as supplemented through July 18, 2023 (the “CLO II Refinancing Indenture Supplement Date”).
The CLO II Refinancing was executed by the issuance of the following classes of notes pursuant to an indenture and security agreement dated as of December 12, 2019 (such date, the “CLO II Closing Date,” and such agreement, the “CLO II Indenture”), as supplemented by the first supplemental indenture dated as of the CLO II Refinancing Date and as further supplemented by the second supplemental indenture dated as of the CLO II Refinancing Indenture Supplement Date) by and among the CLO II Issuer, the CLO II Co-Issuer and State Street Bank And Trust Company, the “CLO II Refinancing Indenture”), by and among the CLO II Issuers and State Street Bank and Trust Company: (i) $204.0 million of AAA(sf) Class A-LR Notes, which bear interest at term SOFR (plus a spread adjustment) plus 1.55%, (ii) $20.0 million of AAA(sf) Class A-FR Notes, which bear interest at a fixed rate of 2.48% and (iii) $36.0 million of AA(sf) Class B-R Notes, which bear interest at term SOFR (plus a spread adjustment) plus 1.90% (together, the “CLO II Refinancing Debt”). The CLO II Refinancing Debt is secured by the middle-market loans, participation interests in middle-market loans and other assets of the CLO II Issuer. The CLO II Refinancing Debt is scheduled to mature on the Payment Date (as defined in the CLO II Refinancing Indenture) in April, 2033. The CLO II Refinancing Debt was privately placed by Deutsche Bank Securities Inc. The proceeds from the CLO II Refinancing were used to redeem in full the classes of notes issued on the CLO II Closing Date.
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
Through April 20, 2025, a portion of the proceeds received by the CLO II Issuer from the loans securing the CLO II Refinancing Debt may be used by the CLO II Issuer to purchase additional middle-market loans under the direction of the Adviser, in its capacity as collateral manager for the CLO II Issuer and in accordance with the Company’s investing strategy and ability to originate eligible middle-market loans.
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

Blue Owl Capital Corporation
Notes to Consolidated Financial Statements (Unaudited) - Continued
CLO III
On March 26, 2020 (the “CLO III Closing Date”), the Company completed a $395.3 million term debt securitization transaction (the “CLO III Transaction”), also known as a collateralized loan obligation transaction, which is a form of secured financing incurred by the Company. The secured notes and preferred shares issued in the CLO III Transaction were issued by the Company’s consolidated subsidiaries Owl Rock CLO III, Ltd., an exempted company incorporated in the Cayman Islands with limited liability (the “CLO III Issuer”), and Owl Rock CLO III, LLC, a Delaware limited liability company (the “CLO III Co-Issuer” and together with the CLO III Issuer, the “CLO III Issuers”) and are backed by a portfolio of collateral obligations consisting of middle-market loans and participation interests in middle-market loans as well as by other assets of the CLO III Issuer. The following describes the terms of the CLO III Transaction as supplemented through July 18, 2023 (the “CLO III Indenture Supplement Date”).
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
The CLO III Debt is secured by all of the assets of the CLO III Issuer, which will consist primarily of middle-market loans, participation interests in middle-market loans, and related rights and the cash proceeds thereof. As part of the CLO III Transaction, ORCC Financing IV and the Company sold and contributed approximately $400.0 million par amount of middle-market loans to the CLO III Issuer on the CLO III Closing Date. No gain or loss was recognized as a result of these sales and contributions. Such loans constituted the initial portfolio assets securing the CLO III Debt. The Company and ORCC Financing IV each made customary representations, warranties, and covenants to the CLO III Issuer regarding such sales and contributions under a loan sale agreement.
Through April 20, 2024, a portion of the proceeds received by the CLO III Issuer from the loans securing the CLO III Debt may be used by the CLO III Issuer to purchase additional middle-market loans under the direction of the Adviser as the collateral manager for the CLO III Issuer and in accordance with the Company’s investing strategy and ability to originate eligible middle-market loans.
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
CLO III Refinancing
On April 11, 2024 (the “CLO III Refinancing Date”), the Company completed a $260,000,000 term debt securitization refinancing (the “CLO III Refinancing”), also known as a collateralized loan obligation refinancing, which is a form of secured financing incurred by the Company. The secured notes issued in the CLO III Refinancing were issued by the Company’s consolidated subsidiary Owl Rock CLO III, LLC, a limited liability company organized under the laws of the State of Delaware (the “CLO III Issuer”) and are backed by a portfolio of collateral obligations consisting of middle-market loans as well as by other assets of the CLO III Issuer.

Blue Owl Capital Corporation
Notes to Consolidated Financial Statements (Unaudited) - Continued
The CLO III Refinancing was executed by (A) the issuance of the following classes of notes pursuant to an indenture and security agreement dated as of March 26, 2020 (the “Original CLO III Closing Date”) by and among Owl Rock CLO III, Ltd., as issuer (the “Original CLO III Issuer”), the CLO III Issuer, as co-issuer and State Street Bank and Trust Company, as supplemented by the first supplemental indenture dated as of July 18, 2023 and as further amended by the second supplemental indenture dated as of the CLO III Refinancing Date (the “CLO III Indenture”), by and between the CLO III Issuer and State Street Bank and Trust Company: (i) $228,000,000 of AAA(sf) Class A-R Notes, which bear interest at the Benchmark (as defined in the CLO III Indenture) plus 1.85% and (ii) $32,000,000 of AA(sf) Class B-R Notes, which bear interest at the Benchmark plus 2.35% (together, the “CLO III Secured Notes”). The CLO III Secured Notes are secured by middle-market loans and other assets of the CLO III Issuer. The CLO III Secured Notes are scheduled to mature on the Payment Date (as defined in the CLO III Indenture) in April 2036. The CLO III Secured Notes were privately placed by SG Americas Securities, LLC. The proceeds from the CLO III Refinancing were used to redeem in full the classes of notes issued on the Original CLO III Closing Date and to pay expenses incurred in connection with the CLO III Refinancing. On the CLO III Refinancing Date, the Original CLO III Issuer was merged with and into the CLO III Issuer, with the CLO III Issuer surviving the merger. The CLO III Issuer assumed by all operation of law all of the rights and obligations of the Original CLO III Issuer, including the subordinated securities issued by the Original CLO III Issuer on the Original CLO III Closing Date.
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
On the Original CLO III Closing Date, the Original CLO III Issuer entered into a loan sale agreement with Company, which provided for the sale and contribution of approximately $275 million par amount of middle-market loans from the Company to the Original CLO III Issuer on the Original CLO III Closing Date and for future sales from the Company to the Original CLO III Issuer on an ongoing basis. As part of the CLO III Refinancing, the CLO III Issuer, as the successor to the Original CLO III Issuer, and the Company entered into an amended and restated loan sale agreement with the Company dated as of the CLO III Refinancing Date (the “CLO III Loan Sale Agreement”), pursuant to which the CLO III Issuer assumed all ongoing obligations of the Original CLO III Issuer under the original agreement and provides for future sales from the Company to the CLO III Issuer on an ongoing basis. Such loans constituted part of the portfolio of assets securing the CLO III Secured Notes. The Company made customary representations, warranties, and covenants to the CLO III Issuer under the applicable loan sale agreement.
Through April 20, 2028, a portion of the proceeds received by the CLO III Issuer from the loans securing the CLO III Secured Notes may be used by the CLO III Issuer to purchase additional middle-market loans under the direction of the Adviser in its capacity as collateral manager for the CLO III Issuer and in accordance with the Company’s investing strategy and ability to originate eligible middle-market loans.
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
CLO IV Refinancing
On July 9, 2021 (the “CLO IV Refinancing Date”), the Company completed a $440.5 million term debt securitization refinancing (the “CLO IV Refinancing”), also known as a collateralized loan obligation refinancing, which is a form of secured financing incurred by the Company. The secured notes and preferred shares issued in the CLO IV Refinancing were issued by the Company’s consolidated subsidiaries Owl Rock CLO IV, Ltd., an exempted company incorporated in the Cayman Islands with limited liability (the “CLO IV Issuer”), and Owl Rock CLO IV, LLC, a Delaware limited liability company (the “CLO IV Co-Issuer” and together with the CLO IV Issuer, the “CLO IV Issuers”) and are backed by a portfolio of collateral obligations consisting of middle-market loans and participation interests in middle-market loans as well as by other assets of the CLO IV Issuer. The following describes the terms of the CLO IV Refinancing as supplemented through July 18, 2023 (the “CLO IV Refinancing Indenture Supplement Date”).
The CLO IV Refinancing was executed by the issuance of the following classes of notes pursuant to an indenture and security agreement dated as of May 28, 2020 (such date, the CLO IV Closing Date, and such agreement, the “CLO IV Indenture”), as

Blue Owl Capital Corporation
Notes to Consolidated Financial Statements (Unaudited) - Continued
supplemented by the first supplemental indenture dated as of the CLO IV Refinancing Date and as further supplemented by the second supplemental indenture dated as of the CLO IV Refinancing Indenture Supplement Date) by and among the CLO IV Issuer, the CLO IV Co-Issuer and State Street Bank And Trust Company, the “CLO IV Refinancing Indenture”), by and among the CLO IV Issuers and State Street Bank and Trust Company: (i) $252.0 million of AAA(sf) Class A-1-R Notes, which bear interest at term SOFR (plus a spread adjustment) plus 1.60% and (ii) $40.5 million of AA(sf) Class A-2-R Notes, which bear interest at term SOFR (plus a spread adjustment) plus 1.90% (together, the “CLO IV Refinancing Secured Notes”). The CLO IV Refinancing Secured Notes are secured by the middle-market loans, participation interests in middle-market loans and other assets of the Issuer. The CLO IV Refinancing Secured Notes are scheduled to mature on the Payment Date (as defined in the CLO IV Refinancing Indenture) in August, 2033. The CLO IV Refinancing Secured Notes were privately placed by Natixis Securities Americas LLC. The proceeds from the CLO IV Refinancing were used to redeem in full the classes of notes issued on the CLO IV Closing Date, to redeem a portion of the preferred shares of the CLO IV Issuer as described below and to pay expenses incurred in connection with the CLO IV Refinancing.
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
Through August 20, 2025, a portion of the proceeds received by the CLO IV Issuer from the loans securing the CLO IV Refinancing Secured Notes may be used by the CLO IV Issuer to purchase additional middle-market loans under the direction of the Adviser, in its capacity as collateral manager for the CLO IV Issuer and in accordance with the Company’s investing strategy and ability to originate eligible middle-market loans.
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
CLO V
On November 20, 2020 (the “CLO V Closing Date”), the Company completed a $345.5 million term debt securitization transaction (the “CLO V Transaction”), also known as a collateralized loan obligation transaction, which is a form of secured financing incurred by the Company. The secured notes and preferred shares issued in the CLO V Transaction were issued by the Company’s consolidated subsidiaries Owl Rock CLO V, Ltd., an exempted company incorporated in the Cayman Islands with limited liability (the “CLO V Issuer”), and Owl Rock CLO V, LLC, a Delaware limited liability company (the “CLO V Co-Issuer” and together with the CLO V Issuer, the “CLO V Issuers”) and are backed by a portfolio of collateral obligations consisting of middle-market loans and participation interests in middle-market loans as well as by other assets of the CLO V Issuer.
The CLO V Transaction was executed by the issuance of the following classes of notes and preferred shares pursuant to an indenture and security agreement dated as of the CLO V Closing Date (the “CLO V Indenture”), by and among the CLO V Issuers and State Street Bank and Trust Company: (i) $182.0 million of AAA(sf)/AAAsf Class A-1 Notes, which bear interest at three-month LIBOR plus 1.85% and (ii) $14.0 million of AAA(sf) Class A-2 Notes, which bear interest at three-month LIBOR plus 2.20% (together, the “CLO V Secured Notes”). The CLO V Secured Notes are secured by the middle-market loans, participation interests in middle-market loans and other assets of the CLO V Issuer. The CLO V Secured Notes are scheduled to mature on the Payment Date (as defined the CLO V Indenture) in November, 2029. The CLO V Secured Notes were privately placed by Natixis Securities Americas LLC.
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
As part of the CLO V Transaction, the Company entered into a loan sale agreement with the CLO V Issuer dated as of the CLO V Closing Date, which provided for the sale and contribution of approximately $201.8 million par amount of middle-market loans from the Company to the CLO V Issuer on the CLO V Closing Date and for future sales from the Company to the CLO V Issuer on an ongoing basis. Such loans constituted part of the initial portfolio of assets securing the CLO V Secured Notes. The remainder of the initial portfolio assets securing the CLO V Secured Notes consisted of approximately $84.7 million par amount of middle-market loans purchased by the CLO V Issuer from ORCC Financing II under an additional loan sale agreement executed on the CLO V Closing Date between the Issuer and ORCC Financing II. No gain or loss was recognized as a result of these sales and contributions. The Company and ORCC Financing II each made customary representations, warranties, and covenants to the Issuer under the applicable loan sale agreement.
Through July 20, 2022, a portion of the proceeds received by the CLO V Issuer from the loans securing the CLO V Secured Notes could be used by the CLO V Issuer to purchase additional middle-market loans under the direction of the Adviser, in its capacity as collateral manager for the CLO V Issuer and in accordance with the Company’s investing strategy and ability to originate eligible middle-market loans.
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
CLO V Refinancing
On April 20, 2022 (the “CLO V Refinancing Date”), the Company completed a $669.2 million term debt securitization refinancing (the “CLO V Refinancing”), also known as a collateralized loan obligation refinancing, which is a form of secured financing incurred by the Company. The secured notes and preferred shares issued in the CLO V Refinancing were issued by the CLO V Co-Issuer, as Issuer (the “CLO V Refinancing Issuer”), and are backed by a portfolio of collateral obligations consisting of middle-market loans and participation interests in middle-market loans as well as by other assets of the CLO V Refinancing Issuer.
The CLO V Refinancing was executed by the issuance of the following classes of notes pursuant to the CLO V Indenture as supplemented by the supplemental indenture dated as of the CLO V Refinancing Date (the “CLO V Refinancing Indenture”), by and among the CLO V Refinancing Issuer and State Street Bank and Trust Company: (i) $354.4 million of AAA(sf) Class A-1R Notes, which bear interest at the Benchmark, as defined in the CLO V Refinancing Indenture, plus 1.78%, (ii) $30.4 million of AAA(sf) Class A-2R Notes, which bear interest at the Benchmark plus 1.95%, (iii) $49.0 million of AA(sf) Class B-1 Notes, which bear interest at the Benchmark plus 2.20%, (iv) $5.0 million of AA(sf) Class B-2 Notes, which bear interest at 4.25%, (v) $31.5 million of A(sf) Class C-1 Notes, which bear interest at the Benchmark plus 3.15% and (vi) $39.4 million of A(sf) Class C-2 Notes, which bear interest at 5.10% (together, the “CLO V Refinancing Secured Notes”). The CLO V Refinancing Secured Notes are secured by the middle-market loans, participation interests in middle-market loans and other assets of the Issuer. The CLO V Refinancing Secured Notes are scheduled to mature on the Payment Date (as defined in the CLO V Refinancing Indenture) in April, 2034. The CLO V Refinancing Secured Notes were privately placed by Natixis Securities Americas LLC. The proceeds from the CLO V Refinancing were used to redeem in full the classes of notes issued on the CLO V Closing Date and to pay expenses incurred in connection with the CLO V Refinancing.
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
On the CLO V Closing Date, the CLO V Issuer entered into a loan sale agreement with Company, which provided for the sale and contribution of approximately $201.8 million par amount of middle-market loans from the Company to the CLO V Issuer on the CLO V Closing Date and for future sales from the Company to the CLO V Issuer on an ongoing basis. As part of the CLO V Refinancing, the CLO V Refinancing Issuer, as the successor to the CLO V Issuer, and the Company entered into an amended and restated loan sale agreement with the Company dated as of the CLO V Refinancing Date, pursuant to which the CLO V Refinancing Issuer assumed all ongoing obligations of the CLO V Issuer under the original agreement and the Company sold and contributed approximately $275.7 million par amount middle-market loans to the CLO V Refinancing Issuer on the CLO V Refinancing Date and provides for future sales from the Company to the CLO V Refinancing Issuer on an ongoing basis. Such loans constituted part of the

Blue Owl Capital Corporation
Notes to Consolidated Financial Statements (Unaudited) - Continued
portfolio of assets securing the CLO V Refinancing Secured Notes. A portion of the portfolio assets securing the CLO V Refinancing Secured Notes consists of middle-market loans purchased by the CLO V Issuer from ORCC Financing II under an additional loan sale agreement executed on the CLO V Closing Date between the CLO V Issuer and ORCC Financing II and which the CLO V Refinancing Issuer and ORCC Financing II amended and restated on the CLO V Refinancing Date in connection with the refinancing. No gain or loss was recognized as a result of these sales and contributions. The Company and ORCC Financing II each made customary representations, warranties, and covenants to the CLO V Refinancing Issuer under the applicable loan sale agreement.
Through April 20, 2026, a portion of the proceeds received by the CLO V Issuer from the loans securing the CLO V Refinancing Secured Notes may be used by the Issuer to purchase additional middle-market loans under the direction of the Adviser, in its capacity as collateral manager for the CLO V Refinancing Issuer and in accordance with the Company’s investing strategy and ability to originate eligible middle-market loans.
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
CLO VI
On May 5, 2021 (the “CLO VI Closing Date”), the Company completed a $397.8 million term debt securitization transaction (the “CLO VI Transaction”), also known as a collateralized loan obligation transaction, which is a form of secured financing incurred by the Company. The secured notes and preferred shares issued in the CLO VI Transaction were issued by the Company’s consolidated subsidiaries Owl Rock CLO VI, Ltd., an exempted company incorporated in the Cayman Islands with limited liability (the “CLO VI Issuer”), and Owl Rock CLO VI, LLC, a Delaware limited liability company (the “CLO VI Co-Issuer” and together with the CLO VI Issuer, the “CLO VI Issuers”) and are backed by a portfolio of collateral obligations consisting of middle-market loans and participation interests in middle-market loans as well as by other assets of the CLO VI Issuer. The following describes the terms of the CLO VI Transaction as supplemented through July 18, 2023 (the “CLO VI Indenture Supplement Date”).
The CLO VI Transaction was executed by the issuance of the following classes of notes and preferred shares pursuant to an indenture and security agreement dated as of the CLO VI Closing Date (as supplemented by the supplemental indenture dated as of the CLO VI Indenture Supplement Date by and among the CLO VI Issuer, the CLO VI Co-Issuer and State Street Bank And Trust Company, the “CLO VI Indenture”), by and among the CLO VI Issuers and State Street Bank and Trust Company: (i) $224.0 million of AAA(sf) Class A Notes, which bear interest at term SOFR (plus a spread adjustment) plus 1.45%, (ii) $26.0 million of AA(sf) Class B-1 Notes, which bear interest at term SOFR (plus a spread adjustment) plus 1.75% and (iii) $10.0 million of AA(sf) Class B-F Notes, which bear interest at a fixed rate of 2.83% (together, the “CLO VI Secured Notes”). The CLO VI Secured Notes were secured by the middle-market loans, participation interests in middle-market loans and other assets of the CLO VI Issuer. The CLO VI Secured Notes were scheduled to mature on the Payment Date (as defined in the CLO VI Indenture) in June, 2032. The CLO VI Secured Notes were privately placed by SG Americas Securities, LLC.
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
As part of the CLO VI Transaction, the Company entered into a loan sale agreement with the CLO VI Issuer dated as of the CLO VI Closing Date, which provided for the sale and contribution of approximately $205.6 million par amount of middle-market loans from the Company to the CLO VI Issuer on the CLO VI Closing Date and for future sales from the Company to the CLO VI Issuer on an ongoing basis. Such loans constitute part of the initial portfolio of assets securing the CLO VI Secured Notes. The remainder of the initial portfolio assets securing the CLO VI Secured Notes consisted of approximately $164.7 million par amount of middle-market loans purchased by the CLO VI Issuer from ORCC Financing IV under an additional loan sale agreement executed on the CLO VI Closing Date between the CLO VI Issuer and ORCC Financing IV . No gain or loss was recognized as a result of these sales and contributions. The Company and ORCC Financing IV each made customary representations, warranties, and covenants to the CLO VI Issuer under the applicable loan sale agreement.

Blue Owl Capital Corporation
Notes to Consolidated Financial Statements (Unaudited) - Continued
Through June 20, 2024, a portion of the proceeds received by the CLO VI Issuer from the loans securing the CLO VI Secured Notes were used by the CLO VI Issuer to purchase additional middle-market loans under the direction of the Adviser, in its capacity as collateral manager for the CLO VI Issuer and in accordance with the Company’s investing strategy and ability to originate eligible middle-market loans.
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
CLO VII
On July 26, 2022 (the “CLO VII Closing Date”), the Company completed a $350.5 million term debt securitization transaction (the “CLO VII Transaction”), also known as a collateralized loan obligation transaction, which is a form of secured financing incurred by the Company. The secured notes and preferred shares issued in the CLO VII Transaction and the secured loan borrowed in the CLO VII Transaction were issued and incurred, as applicable, by the Company’s consolidated subsidiary Owl Rock CLO VII, LLC, a limited liability organized under the laws of the State of Delaware (the “CLO VII Issuer”) and are backed by a portfolio of collateral obligations consisting of middle-market loans and participation interests in middle-market loans as well as by other assets of the CLO VII Issuer.
The CLO VII Transaction was executed by (A) the issuance of the following classes of notes and preferred shares pursuant to an indenture and security agreement dated as of the CLO VII Closing Date (the “CLO VII Indenture”), by and among the CLO VII Issuer and State Street Bank and Trust Company: (i) $48.0 million of AAA(sf) Class A-1 Notes, which bear interest at three-month term SOFR plus 2.10%, (ii) $24.0 million of AAA(sf) Class A-2 Notes, which bear interest at 5.00%, (iii) $6.0 million of AA(sf) Class B-1 Notes, which bear interest at three-month term SOFR plus 2.85% and (iv) $26.2 million of AA(sf) Class B-2 Notes, which bear interest at 5.71% and (v) $10.0 million of A(sf) Class C Notes, which bear interest at 6.86% (together, the “CLO VII Secured Notes”) and (B) the borrowing by the CLO VII Issuer of $75.0 million under floating rate Class A-L1 loans (the “CLO VII Class A-L1 Loans”) and $50.0 million under floating rate Class A-L2 loans (the “CLO VII Class A-L2 Loans” and together with the CLO VII Class A-L1 Loans and the CLO VII Secured Notes, the “CLO VII Debt”). The CLO VII Class A-L1 Loans and the CLO VII Class A-L2 Loans bear interest at three-month term SOFR plus 2.10%. The CLO VII Class A-L1 Loans were borrowed under a credit agreement (the “CLO VII A-L1 Credit Agreement”), dated as of the CLO VII Closing Date, by and among the CLO VII Issuer, as borrower, various financial institutions, as lenders, and State Street Bank and Trust Company, as collateral trustee and loan agent and the CLO VII Class A-L2 Loans were borrowed under a credit agreement (the “CLO VII A-L2 Credit Agreement”), dated as of the CLO VII Closing Date, by and among the CLO VII Issuer, as borrower, various financial institutions, as lenders, and State Street Bank and Trust Company, as collateral trustee and loan agent. The CLO VII Debt is secured by middle-market loans, participation interests in middle-market loans and other assets of the CLO VII Issuer. The CLO VII Debt is scheduled to mature on the Payment Date (as defined in the CLO VII Indenture) in July, 2033. The CLO VII Secured Notes were privately placed by SG Americas Securities, LLC as Initial Purchaser.
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

Blue Owl Capital Corporation
Notes to Consolidated Financial Statements (Unaudited) - Continued
As part of the CLO VII Transaction, the Company entered into a loan sale agreement with the CLO VII Issuer dated as of the CLO VII Closing Date, which provided for the sale and contribution of approximately $255.5 million par amount of middle-market loans from the Company to the CLO VII Issuer on the CLO VII Closing Date and for future sales from the Company to the CLO VII Issuer on an ongoing basis. Such loans constituted part of the initial portfolio of assets securing the CLO VII Debt. The remainder of the initial portfolio assets securing the CLO VII Debt consisted of approximately $93.3 million par amount of middle-market loans purchased by the CLO VII Issuer from ORCC Financing IV under an additional loan sale agreement executed on the CLO VII Closing Date between the CLO VII Issuer and ORCC Financing IV. No gain or loss was recognized as a result of these sales and contributions. The Company and ORCC Financing IV each made customary representations, warranties, and covenants to the CLO VII Issuer under the applicable loan sale agreement.
Through July 20, 2025, a portion of the proceeds received by the CLO VII Issuer from the loans securing the CLO VII Debt may be used by the CLO VII Issuer to purchase additional middle-market loans under the direction of the Adviser, in its capacity as collateral manager for the CLO VII Issuer and in accordance with the Company’s investing strategy and ability to originate eligible middle-market loans.
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
CLO X
On March 9, 2023 (the “CLO X Closing Date”), the Company completed a $397.7 million term debt securitization transaction (the “CLO X Transaction”), also known as a collateralized loan obligation transaction, which is a form of secured financing incurred by the Company. The secured notes and preferred shares issued in the CLO X Transaction were issued by the Company’s consolidated subsidiary Owl Rock CLO X, LLC, a limited liability organized under the laws of the State of Delaware (the “CLO X Issuer”) and are backed by a portfolio of collateral obligations consisting of middle-market loans and participation interests in middle-market loans as well as by other assets of the CLO X Issuer.
The CLO X Transaction was executed by the issuance of the following classes of notes and preferred shares pursuant to an indenture and security agreement dated as of the CLO X Closing Date (the “CLO X Indenture”), by and among the CLO X Issuer and State Street Bank and Trust Company: (i) $228.0 million of AAA(sf) Class A Notes, which bear interest at three-month term SOFR plus 2.45% and (ii) $32.0 million of AA(sf) Class B Notes, which bear interest at three-month term SOFR plus 3.60% (together, the “CLO X Secured Notes”). The Secured Notes are secured by middle-market loans, participation interests in middle-market loans and other assets of the CLO X Issuer. The CLO X Secured Notes are scheduled to mature on the Payment Date (as defined in the CLO X Indenture) in April, 2035. The CLO X Secured Notes were privately placed by Deutsche Bank Securities Inc. as Initial Purchaser.
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
As part of the CLO X Transaction, the Company entered into a loan sale agreement with the CLO X Issuer dated as of the CLO X Closing Date, which provided for the sale and contribution of approximately $245.9 million par amount of middle-market loans from the Company to the CLO X Issuer on the CLO X Closing Date and for future sales from the Company to the CLO X Issuer on an ongoing basis. Such loans constituted part of the initial portfolio of assets securing the CLO X Secured Notes. The remainder of the initial portfolio assets securing the CLO X Secured Notes consisted of approximately $141.3 million par amount of middle-market loans purchased by the CLO X Issuer from ORCC Financing III under an additional loan sale agreement executed on the CLO X Closing Date between the CLO X Issuer and ORCC Financing III . No gain or loss was recognized as a result of these sales and contributions. The Company and ORCC Financing III each made customary representations, warranties, and covenants to the CLO X Issuer under the applicable loan sale agreement.

Blue Owl Capital Corporation
Notes to Consolidated Financial Statements (Unaudited) - Continued
Through April 20, 2027, a portion of the proceeds received by the CLO X Issuer from the loans securing the CLO X Secured Notes may be used by the CLO X Issuer to purchase additional middle-market loans under the direction of the Adviser, in its capacity as collateral manager for the CLO X Issuer and in accordance with the Company’s investing strategy and ability to originate eligible middle-market loans.
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
In connection with the issuance of the 2024 Notes, on April 10, 2019 the Company entered into centrally cleared interest rate swaps. The notional amount of the interest rate swaps was $400.0 million. The Company received fixed rate interest at 5.25% and paid variable rate interest based on six-month SOFR (plus a spread adjustment) plus 3.051%. The interest rate swap was unwound prior to its maturity on March 22, 2024 in connection with the 2024 Notes redemption. For the three months ended September 30, 2024, the Company did not make any periodic payments and during the nine months ended September 30, 2024, the Company made a payment of $6.6 million in conjunction with unwinding the swap. For the three and nine months ended September 30, 2023, the Company made periodic payments of $2.7 million and $12.3 million, respectively. The swap adjusted interest expense is included as a component of

Blue Owl Capital Corporation
Notes to Consolidated Financial Statements (Unaudited) - Continued
interest expense on the Company’s Consolidated Statements of Operations. Depending on the nature of the balance at period end, the fair value of the interest rate swap is either included as a component of accrued expenses and other liabilities or prepaid expenses and other assets on our Consolidated Statements of Assets and Liabilities. The change in fair value of the interest rate swap is offset by the change in fair value of the 2024 Notes, with the remaining difference included as a component of interest expense on the Consolidated Statements of Operations.
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

Blue Owl Capital Corporation
Notes to Consolidated Financial Statements (Unaudited) - Continued
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
In connection with the issuance of the 2027 Notes, on April 26, 2021, the Company entered into centrally cleared interest rate swaps. The notional amount of the interest rate swaps is $500.0 million. The Company will receive fixed rate interest at 2.625% and pay variable rate interest based on six-month SOFR (plus a spread adjustment) plus 1.769%. The interest rate swaps mature on January 15, 2027. For the three months ended September 30, 2024 the Company made $11.4 million in net periodic payments and for the nine months ended September 30, 2024 the Company made $23.0 million in net periodic payments. For the three and nine months ended September 30, 2023 the Company made periodic payments of $9.9 million and $15.8 million, respectively. The interest expense related to the 2027 Notes is equally offset by the proceeds received from the interest rate swaps. The swap adjusted interest expense is included as a component of interest expense on the Company’s Consolidated Statements of Operations. As of September 30, 2024 and December 31, 2023, the interest rate swap had a fair value of $(28.5) million and $(42.1) million, respectively. Depending on the nature of the balance at period end, the fair value of the interest rate swap is either included as a component of accrued expenses and other liabilities or prepaid expenses and other assets on the Company’s Consolidated Statements of Assets and Liabilitifes. The change in fair value of the interest rate swap is offset by the change in fair value of the 2027 Notes, with the remaining difference included as a component of interest expense on the Consolidated Statements of Operations.
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

Blue Owl Capital Corporation
Notes to Consolidated Financial Statements (Unaudited) - Continued
In connection with the issuance of the 2029 Notes, on February 9, 2024, the Company entered into centrally cleared interest rate swaps. The notional amount of the interest rate swaps is $600.0 million. The Company will receive fixed rate interest at 5.95% and pay variable rate interest based on six-month SOFR (plus a spread adjustment) plus 2.118%. The interest rate swaps mature on February 15, 2029. For the three months ended September 30, 2024 the Company made $6.2 million in net periodic payments and for the nine months ended September 30, 2024 the Company made $6.2 million in net periodic payments. The interest expense related to the 2029 Notes is equally offset by the proceeds received from the interest rate swaps. The swap adjusted interest expense is included as a component of interest expense on the Company’s Consolidated Statements of Operations. As of September 30, 2024, the interest rate swap had a fair value of $13.4 million. Depending on the nature of the balance at period end, the fair value of the interest rate swap is either included as a component of accrued expenses and other liabilities or prepaid expenses and other assets on the Company’s Consolidated Statements of Assets and Liabilities. The change in fair value of the interest rate swaps is offset by the change in fair value of the 2029 Notes, with the remaining difference included as a component of interest expense on the Consolidated Statements of Operations.

Note 6. Fair Value of Investments
Investments
The tables below present the fair value hierarchy of investments as of the following periods:

	Fair Value Hierarchy as of September 30, 2024
($ in thousands)	Level 1	Level 2	Level 3	Total
Cash (including restricted and foreign cash)	$481,315	$—	$—	$481,315
Investments:
First-lien senior secured debt investments(1)	$—	$89,985	$10,110,151	$10,200,136
Second-lien senior secured debt investments	—	76,019	655,185	731,204
Unsecured debt investments	—	—	307,164	307,164
Preferred equity investments(4)	—	—	389,920	389,920
Common equity investments(2)	910	—	1,381,804	1,382,714
Subtotal	$910	$166,004	$12,844,224	$13,011,138
Investments measured at Net Asset Value ("NAV")(3)	—	—	—	436,398
Total Investments at fair value	$910	$166,004	$12,844,224	$13,447,536
Derivatives:
Interest rate swaps	$—	$(15,135)	$—	$(15,135)
_______________
(1)Includes debt investments in Amergin AssetCo.
(2)Includes equity investments in Wingspire, Amergin AssetCo, and Fifth Season.
(3)Includes equity investments in OBDC SLF and Credit SLF, which is measured at fair value using the net asset value per share (or its equivalent) practical expedient and has not been categorized in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the Consolidated Statements of Assets and Liabilities.
(4)Includes equity investment in LSI Financing.

Blue Owl Capital Corporation
Notes to Consolidated Financial Statements (Unaudited) - Continued

	Fair Value Hierarchy as of December 31, 2023
($ in thousands)	Level 1	Level 2	Level 3	Total
Cash (including restricted and foreign cash)	$659,658	$—	$—	$659,658
Investments:
First-lien senior secured debt investments(1)	$—	$—	$8,660,754	$8,660,754
Second-lien senior secured debt investments	—	99,715	1,675,269	1,774,984
Unsecured debt investments	—	11,793	280,958	292,751
Preferred equity investments(4)	—	—	433,297	433,297
Common equity investments(2)	1,093	—	1,207,683	1,208,776
Subtotal	$1,093	$111,508	$12,257,961	$12,370,562
Investments measured at NAV(3)	—	—	—	342,786
Total Investments at fair value	$1,093	$111,508	$12,257,961	$12,713,348
Derivatives:
Interest rate swaps	$—	$—	$(45,656)	$(45,656)
_______________
(1)Includes debt investments in Amergin AssetCo.
(2)Includes equity investments in Wingspire, Amergin AssetCo and Fifth Season.
(3)Includes equity investment in OBDC SLF.
(4)Includes equity investment in LSI Financing.

The tables below present the changes in the fair value of investments for which Level 3 inputs were used to determine the fair value as of and for the following periods:

	As of and for the Three Months Ended September 30, 2024
($ in thousands)	First-lien senior secured debt investments	Second-lien senior secured debt investments	Unsecured debt investments	Preferred equity investments	Common equity investments	Total
Fair value, beginning of period	$9,981,703	$747,823	$289,478	$388,702	$1,330,108	$12,737,814
Purchases of investments, net	671,551	—	—	13,481	38,156	723,188
Payment-in-kind	26,684	4,919	10,329	10,973	204	53,109
Proceeds from investments, net	(532,061)	(80,960)	—	(25,841)	(20,529)	(659,391)
Net change in unrealized gain (loss)	23,862	(17,571)	7,293	726	17,121	31,431
Net realized gains (losses)	(56,615)	—	—	1,145	—	(55,470)
Net amortization/accretion of discount/premium on investments	11,769	974	64	734	2	13,543
Transfers between investment types	(16,742)	—	—	—	16,742	—
Transfers into (out of) Level 3(1)	—	—	—	—	—	—
Fair value, end of period	$10,110,151	$655,185	$307,164	$389,920	$1,381,804	$12,844,224
_______________
(1)Transfers between levels, if any, are recognized at the beginning of the period in which the transfers occur.

Blue Owl Capital Corporation
Notes to Consolidated Financial Statements (Unaudited) - Continued

	As of and for the Nine Months Ended September 30, 2024
($ in thousands)	First-lien senior secured debt investments	Second-lien senior secured debt investments	Unsecured debt investments	Preferred equity investments	Common equity investments	Total
Fair value, beginning of period	$8,660,754	$1,675,269	$280,958	$433,297	$1,207,683	$12,257,961
Purchases of investments, net	3,148,275	—	68,072	20,708	232,024	3,469,079
Payment-in-kind	83,237	11,201	28,478	31,466	590	154,972
Proceeds from investments, net	(1,726,257)	(971,442)	(137,677)	(33,595)	(79,146)	(2,948,117)
Net change in unrealized gain (loss)	(9,560)	(67,287)	15,377	(1,688)	44,705	(18,453)
Net realized gains (losses)	(62,771)	(2,146)	(12,721)	1,145	—	(76,493)
Net amortization/accretion of discount/premium on investments	33,215	9,590	815	2,449	—	46,069
Transfers between investment types	(16,742)	—	63,862	(63,862)	16,742	—
Transfers into (out of) Level 3(1)	—	—	—	—	(40,794)	(40,794)
Fair value, end of period	$10,110,151	$655,185	$307,164	$389,920	$1,381,804	$12,844,224

_______________
(1)Transfers into (out of) Level 3 were a result of an investment measured at net asset value which is no longer categorized within the fair value hierarchy.

	As of and for the Three Months Ended September 30, 2023
($ in thousands)	First-lien senior secured debt investments	Second-lien senior secured debt investments	Unsecured debt investments	Preferred equity investments	Common equity investments	Total
Fair value, beginning of period	$8,885,986	$1,703,509	$262,402	$400,625	$1,131,330	$12,383,852
Purchases of investments, net	452,554	(14)	—	406	56,890	509,836
Payment-in-kind	27,929	4,218	9,496	5,622	186	47,451
Proceeds from investments, net	(525,076)	—	—	(5,195)	—	(530,271)
Net change in unrealized gain (loss)	8,790	(4,910)	(7,587)	(920)	1,103	(3,524)
Net realized gains (losses)	3	—	—	232	—	235
Net amortization of discount on investments	11,926	772	123	369	—	13,190
Transfers between investment types	—	—	—	—	—	—
Transfers into (out of) Level 3(1)	12,925	(18,963)	—	—	—	(6,038)
Fair value, end of period	$8,875,037	$1,684,612	$264,434	$401,139	$1,189,509	$12,414,731
_______________
(1)Transfers between levels, if any, are recognized at the beginning of the period in which the transfers occur. For the period ended September 30, 2023, transfers out of Level 3 into Level 2 were a result of changes in the observability of significant inputs for certain portfolio companies.

Blue Owl Capital Corporation
Notes to Consolidated Financial Statements (Unaudited) - Continued

	As of and for the Nine Months Ended September 30, 2023
($ in thousands)	First-lien senior secured debt investments	Second-lien senior secured debt investments	Unsecured debt investments	Preferred equity investments	Common equity investments	Total
Fair value, beginning of period	$9,279,179	$1,817,286	$237,440	$355,261	$977,111	$12,666,277
Purchases of investments, net	817,703	(24)	—	22,326	155,265	995,270
Payment-in-kind	98,182	11,933	22,954	26,694	528	160,291
Proceeds from investments, net	(1,309,289)	(55,050)	(192)	(6,784)	(12,400)	(1,383,715)
Net change in unrealized gain (loss)	62,391	(100)	3,903	2,618	21,186	89,998
Net realized gains (losses)	(52,362)	—	(23)	232	—	(52,153)
Net amortization of discount on investments	27,539	2,819	352	840	—	31,550
Transfers between investment types	(47,819)	—	—	—	47,819	—
Transfers into (out of) Level 3(1)	(487)	(92,252)	—	(48)	—	(92,787)
Fair value, end of period	$8,875,037	$1,684,612	$264,434	$401,139	$1,189,509	$12,414,731
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

The table below presents the net change in unrealized gains on investments for which Level 3 inputs were used in determining the fair value that are still held by the Company for the following periods:

	Net change in unrealized gain (loss) for the Three Months Ended September 30, 2024 on Investments Held at September 30, 2024	Net change in unrealized gain (loss) for the Three Months Ended September 30, 2023 on Investments Held at September 30, 2023
First-lien senior secured debt investments	$(29,429)	$8,740
Second-lien senior secured debt investments	(16,856)	(4,910)
Unsecured debt investments	7,293	(7,587)
Preferred equity investments	2,398	(921)
Common equity investments	17,121	1,112
Total Investments	$(19,473)	$(3,566)

	Net change in unrealized gain (loss) for the Nine Months Ended September 30, 2024 on Investments Held at September 30, 2024	Net change in unrealized gain (loss) for the Nine Months Ended September 30, 2023 on Investments Held at September 30, 2023
First-lien senior secured debt investments	$(6,229)	$14,469
Second-lien senior secured debt investments	(61,463)	(100)
Unsecured debt investments	15,377	3,903
Preferred equity investments	1,382	2,617
Common equity investments	43,092	69,014
Total Investments	$(7,841)	$89,903

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

Blue Owl Capital Corporation
Notes to Consolidated Financial Statements (Unaudited) - Continued

As of September 30, 2024
($ in thousands)	Fair Value	Valuation Technique	Unobservable Input	(Range) Weighted Average	Impact to Valuation from an Increase in Input
First-lien senior secured debt investments	$9,721,305	Yield Analysis	Market Yield	(8.2% - 27.6%) 10.8%	Decrease
	296,774	Recent Transaction	Transaction Price	(98.4% - 100.0%) 99.4%	Increase
	92,072	Collateral Analysis	Recovery Rate	(26.3% - 90.0%) 65.3%	Increase
Second-lien senior secured debt investments	$641,178	Yield Analysis	Market Yield	(10.9% - 21.2%) 15.1%	Decrease
	14,007	Collateral Analysis	Recovery Rate	(0.0% - 11.5%) 11.5%	Increase
Unsecured debt investments	$300,830	Yield Analysis	Market Yield	(9.1% - 16.1%) 12.8%	Decrease
	6,334	Market Approach	EBITDA Multiple	(12.0x - 12.0x) 12.0x	Increase
Preferred equity investments	$380,988	Yield Analysis	Market Yield	(10.8% - 31.3%) 16.3%	Decrease
	8,780	Market Approach	EBITDA Multiple	(6.8x - 6.8x) 6.8x	Increase
	152	Market Approach	Revenue Multiple	(8.4x - 8.4x) 8.4x	Increase
Common equity investments	$976,861	Market Approach	EBITDA Multiple	(1.2x - 22.3x) 5.2x	Increase
	282,923	Market Approach	AUM Multiple	(1.1x - 1.1x) 1.1x	Increase
	48,971	Market Approach	N/A	N/A	N/A
	17,438	Recent Transaction	Transaction Price	(55.6% - 100.0%) 98.2%	Increase
	36,882	Market Approach	Revenue Multiple	(1.4x - 13.5x) 10.4x	Increase
	10,343	Yield Analysis	Market Yield	(8.3% - 8.3%) 8.3%	Decrease
	6,268	Market Approach	Transaction Price	($96.84 - $96.84) $96.84	Increase
	1,608	Discounted Cash Flow Analysis	Discounted Factor	(20.0% - 20.0%) 20.0%	Decrease
	377	Option Pricing Model	Volatility	(60.0% - 70.0%) 69.7%	Increase
	133	Market Approach	Gross Profit Multiple	(9.5x - 9.5x) 9.5x	Increase

Blue Owl Capital Corporation
Notes to Consolidated Financial Statements (Unaudited) - Continued

As of December 31, 2023
($ in thousands)	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)	Impact to Valuation from an Increase in Input
First-lien senior secured debt investments	$7,553,464	Yield Analysis	Market Yield	(9.1% - 27.4%) 12.8%	Decrease
	1,047,390	Recent Transaction	Transaction Price	(97.0% - 99.8%) 98.6%	Increase
	59,900	Collateral Analysis	Recovery Rate	(82.5% - 82.5%) 82.5%	Increase
Second-lien senior secured debt investments	$1,666,832	Yield Analysis	Market Yield	(11.4% - 39.5%) 15.8%	Decrease
	8,437	Collateral Analysis	Recovery Rate	(13.3% - 13.3%) 13.3%	Increase
Unsecured debt investments	$275,158	Yield Analysis	Market Yield	(10.6% - 17.2%) 12.0%	Decrease
	5,800	Market Approach	EBITDA Multiple	(11.8x - 11.8x) 11.8x	Increase
Preferred equity investments	$396,747	Yield Analysis	Market Yield	(12.6% - 25.8%) 16.4%	Decrease
	36,550	Recent Transaction	Transaction Price	(98.0% - 107.5%) 104.4%	Increase
Common equity investments	$938,313	Market Approach	EBITDA Multiple	(1.2x - 20.3x) 5.6x	Increase
	218,333	Recent Transaction	Transaction Price	(100.0% - 100.0%) 100.0%	Increase
	36,138	Market Approach	Revenue	(1.9x - 14.7x) 10.5x	Increase
	9,606	Yield Analysis	Market Yield	(7.9% - 7.9%) 7.9%	Decrease
	5,149	Market Approach	Transaction Price	($92.00 - $92.00) $92.00	Increase
	144	Market Approach	Gross Profit	(9.9x - 9.9x) 9.9x	Increase

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

Blue Owl Capital Corporation
Notes to Consolidated Financial Statements (Unaudited) - Continued
Debt Not Carried at Fair Value
Fair value is estimated by discounting remaining payments using applicable current market rates, which take into account changes in the Company’s marketplace credit ratings, or market quotes, if available. The table below presents the carrying and fair values of the Company’s debt obligations as of the following periods:

	September 30, 2024			December 31, 2023
($ in thousands)	Net Carrying Value	Debt Issuance Costs	Fair Value	Net Carrying Value	Debt Issuance Costs	Fair Value
Revolving Credit Facility	$932,127	(18,154)	$932,127	$401,075	(17,970)	$401,075
SPV Asset Facility II	296,109	(3,891)	296,109	245,728	(4,272)	245,728
CLO I	386,270	(3,730)	386,270	274,213	(2,394)	274,213
CLO II	257,688	(2,312)	257,688	257,467	(2,533)	257,467
CLO III	258,296	(1,704)	258,296	258,324	(1,676)	258,324
CLO IV	288,580	(3,920)	288,580	288,184	(4,316)	288,184
CLO V	507,242	(2,383)	507,242	507,000	(2,625)	507,000
CLO VI	—	—	—	258,425	(1,575)	258,425
CLO VII	237,489	(1,661)	237,489	237,288	(1,862)	237,288
CLO X	258,278	(1,722)	258,278	258,126	(1,874)	258,126
2024 Notes	—	—	—	395,942	(657)	399,000
2025 Notes	424,140	(860)	421,813	422,880	(2,120)	413,313
July 2025 Notes	498,488	(1,512)	493,750	497,118	(2,882)	478,750
2026 Notes	497,004	(2,996)	493,750	495,320	(4,680)	483,750
July 2026 Notes	991,157	(8,843)	967,500	987,597	(12,403)	930,000
2027 Notes	468,103	(4,588)	472,500	454,017	(6,037)	451,250
2028 Notes	840,255	(9,745)	777,750	838,384	(11,616)	745,875
2029 Notes	599,849	(12,789)	612,000	—	—	—
Total Debt	$7,741,075	$(80,810)	$7,661,142	$7,077,088	$(81,492)	$6,887,768

The below table presents the fair value measurements of the Company’s debt obligations as of the following periods:

($ in thousands)	September 30, 2024	December 31, 2023
Level 1	$—	$—
Level 2	4,239,063	3,901,938
Level 3	3,422,079	2,985,830
Total Debt	$7,661,142	$6,887,768
Financial Instruments Not Carried at Fair Value
As of September 30, 2024 and December 31, 2023, the carrying amounts of the Company’s other assets and liabilities approximate fair value due to their short maturities. These financial instruments would be categorized as Level 3 within the hierarchy.

Blue Owl Capital Corporation
Notes to Consolidated Financial Statements (Unaudited) - Continued
Note 7. Commitments and Contingencies
Portfolio Company Commitments
From time to time, the Company may enter into commitments to fund investments. The table below presents outstanding commitments to fund investments in current portfolio companies as of the following periods:

Company ($ in thousands)	Investment	September 30, 2024	December 31, 2023
3ES Innovation Inc. (dba Aucerna)	First lien senior secured revolving loan	$3,893	$1,343
AAM Series 1.1 Rail and Domestic Intermodal Feeder, LLC	LLC Interest	61,262	5,324
AAM Series 2.1 Aviation Feeder, LLC	LLC Interest	41,184	309
Aerosmith Bidco Limited (dba Audiotonix)	First lien senior secured multi-draw term loan	64,408	—
Aerosmith Bidco Limited (dba Audiotonix)	First lien senior secured multi-currency revolving loan	26,704	—
AI Titan Parent, Inc.	First lien senior secured delayed draw term loan	151	—
AI Titan Parent, Inc.	First lien senior secured revolving loan	94	—
Allied Benefit Systems Intermediate LLC	First lien senior secured delayed draw term loan	—	155
AlphaSense, Inc.	First lien senior secured delayed draw term loan	141	—
AlphaSense, Inc.	First lien senior secured delayed draw term loan	143	—
AmeriLife Holdings LLC	First lien senior secured delayed draw term loan	124	183
AmeriLife Holdings LLC	First lien senior secured revolving loan	91	91
Anaplan, Inc.	First lien senior secured revolving loan	9,722	9,722
Apex Service Partners, LLC	First lien senior secured delayed draw term loan	—	4,807
Apex Service Partners, LLC	First lien senior secured revolving loan	1,071	1,895
Aptean Acquiror, Inc. (dba Aptean)	First lien senior secured delayed draw term loan	99	—
Aptean Acquiror, Inc. (dba Aptean)	First lien senior secured revolving loan	73	—
Arctic Holdco, LLC (dba Novvia Group)	First lien senior secured delayed draw term loan	1,875	7,500
Artifact Bidco, Inc. (dba Avetta)	First lien senior secured delayed draw term loan	2,228	—
Artifact Bidco, Inc. (dba Avetta)	First lien senior secured revolving loan	1,149	—
Artifact Bidco, Inc. (dba Avetta)	First lien senior secured revolving loan	443	—
Ascend Buyer, LLC (dba PPC Flexible Packaging)	First lien senior secured revolving loan	377	377
Associations, Inc.	First lien senior secured delayed draw term loan	27,748	412
Associations, Inc.	First lien senior secured revolving loan	22,234	21,290
Aurelia Netherlands Midco 2 B.V.	First lien senior secured EUR delayed draw term loan	—	27,804
Aurelia Netherlands Midco 2 B.V.	First lien senior secured NOK delayed draw term loan	—	29,096
Aurelia Netherlands Midco 2 B.V.	First lien senior secured EUR revolving loan	—	3,089
Azurite Intermediate Holdings, Inc. (dba Alteryx, Inc.)	First lien senior secured delayed draw term loan	2,993	—
Azurite Intermediate Holdings, Inc. (dba Alteryx, Inc.)	First lien senior secured revolving loan	1,330	—
Baker Tilly Advisory Group, L.P.	First lien senior secured delayed draw term loan	8,762	—
Baker Tilly Advisory Group, L.P.	First lien senior secured revolving loan	12,278	—
Bamboo US BidCo LLC	First lien senior secured delayed draw term loan	398	716
Bamboo US BidCo LLC	First lien senior secured revolving loan	1,026	1,026
Bayshore Intermediate #2, L.P. (dba Boomi)	First lien senior secured revolving loan	6,913	5,531
BCPE Osprey Buyer, Inc. (dba PartsSource)	First lien senior secured delayed draw term loan	21,075	25,500
BCPE Osprey Buyer, Inc. (dba PartsSource)	First lien senior secured revolving loan	5,533	8,167
BCTO BSI Buyer, Inc. (dba Buildertrend)	First lien senior secured revolving loan	8,036	8,036
Blast Bidco Inc. (dba Bazooka Candy Brands)	First lien senior secured revolving loan	3,448	3,448
BP Veraison Buyer, LLC (dba Sun World)	First lien senior secured revolving loan	18,478	8,716
BradyPLUS Holdings, LLC (f/k/a BradyIFS Holdings, LLC)	First lien senior secured delayed draw term loan	4,465	11,801

Blue Owl Capital Corporation
Notes to Consolidated Financial Statements (Unaudited) - Continued

Company ($ in thousands)	Investment	September 30, 2024	December 31, 2023
BradyIFS Holdings, LLC (fka Individual Foodservice Holdings, LLC)	First lien senior secured revolving loan	—	12,026
Brightway Holdings, LLC	First lien senior secured revolving loan	3,158	1,737
Broadcast Music, Inc. (fka Otis Merger Sub, Inc.)	First lien senior secured revolving loan	4,878	—
Catalis Intermediate, Inc. (fka GovBrands Intermediate, Inc.)	First lien senior secured revolving loan	520	520
CivicPlus, LLC	First lien senior secured revolving loan	2,698	1,781
Coupa Holdings, LLC	First lien senior secured delayed draw term loan	70	70
Coupa Holdings, LLC	First lien senior secured revolving loan	54	54
Cresset Capital Management, LLC	First lien senior secured delayed draw term loan	3,806	—
Cresset Capital Management, LLC	First lien senior secured delayed draw term loan	2,239	—
Cresset Capital Management, LLC	First lien senior secured revolving loan	1,119	—
Crewline Buyer, Inc. (dba New Relic)	First lien senior secured revolving loan	11,063	11,063
CT Technologies Intermediate Holdings, Inc. (& Smart Holdings Corp.) (dba Datavant)	First lien senior secured delayed draw term loan	1,533	—
CT Technologies Intermediate Holdings, Inc. (& Smart Holdings Corp.) (dba Datavant)	First lien senior secured revolving loan	3,831	—
DCG ACQUISITION CORP. (dba DuBois Chemical)	First lien senior secured delayed draw term loan	9,328	—
DCG ACQUISITION CORP. (dba DuBois Chemical)	First lien senior secured revolving loan	9,328	—
Delinea Buyer, Inc. (f/k/a Centrify)	First lien senior secured revolving loan	6,817	6,817
Denali BuyerCo, LLC (dba Summit Companies)	First lien senior secured revolving loan	2,998	2,998
Dresser Utility Solutions, LLC	First lien senior secured delayed draw term loan	5,131	—
Dresser Utility Solutions, LLC	First lien senior secured revolving loan	7,183	—
DuraServ LLC	First lien senior secured delayed draw term loan	25,372	—
DuraServ LLC	First lien senior secured revolving loan	13,631	—
EAGLE FAMILY FOODS GROUP LLC	First lien senior secured revolving loan	164	—
EET Buyer, Inc. (dba e-Emphasys)	First lien senior secured revolving loan	455	364
Endries Acquisition, Inc.	First lien senior secured delayed draw term loan	7,835	20,370
Endries Acquisition, Inc.	First lien senior secured delayed draw term loan	—	7,835
Entertainment Benefits Group, LLC	First lien senior secured revolving loan	—	80
Essential Services Holding Corporation (dba Turnpoint)	First lien senior secured delayed draw term loan	3,866	—
Essential Services Holding Corporation (dba Turnpoint)	First lien senior secured revolving loan	2,416	—
Evolution BuyerCo, Inc. (dba SIAA)	First lien senior secured delayed draw term loan	19,925	23,910
Evolution BuyerCo, Inc. (dba SIAA)	First lien senior secured revolving loan	10,709	10,709
FARADAY BUYER, LLC (dba MacLean Power Systems)	First lien senior secured delayed draw term loan	11,130	11,130
Finastra USA, Inc.	First lien senior secured revolving loan	4,970	6,808
Forescout Technologies, Inc.	First lien senior secured delayed draw term loan	—	48,750
Forescout Technologies, Inc.	First lien senior secured revolving loan	11,320	5,345
Fortis Solutions Group, LLC	First lien senior secured revolving loan	339	439
FR Vision Holdings, Inc. (dba CHA Consulting)	First lien senior secured delayed draw term loan	6,081	—
FR Vision Holdings, Inc. (dba CHA Consulting)	First lien senior secured revolving loan	2,057	—
Fullsteam Operations, LLC	First lien senior secured multi-draw term loan	6,486	3,211
Fullsteam Operations, LLC	First lien senior secured revolving loan	500	500
Gainsight, Inc.	First lien senior secured revolving loan	1,727	1,727
Galls, LLC	First lien senior secured delayed draw term loan	29,188	—
Galls, LLC	First lien senior secured revolving loan	7,511	20,967
Galway Borrower LLC	First lien senior secured delayed draw term loan	1,554	—
Galway Borrower LLC	First lien senior secured revolving loan	144	—

Blue Owl Capital Corporation
Notes to Consolidated Financial Statements (Unaudited) - Continued

Company ($ in thousands)	Investment	September 30, 2024	December 31, 2023
Gaylord Chemical Company, L.L.C.	First lien senior secured revolving loan	2,112	13,202
Gehl Foods, LLC	First lien senior secured delayed draw term loan	5,339	—
Gerson Lehrman Group, Inc.	First lien senior secured revolving loan	6,217	21,563
GI Apple Midco LLC (dba Atlas Technical Consultants)	First lien senior secured delayed draw term loan	141	141
GI Apple Midco LLC (dba Atlas Technical Consultants)	First lien senior secured revolving loan	71	49
GI Ranger Intermediate, LLC (dba Rectangle Health)	First lien senior secured revolving loan	369	147
Global Music Rights, LLC	First lien senior secured revolving loan	3,871	667
Granicus, Inc.	First lien senior secured revolving loan	1,096	939
H&F Opportunities LUX III S.À R.L (dba Checkmarx)	First lien senior secured revolving loan	16,250	16,250
Hercules Borrower, LLC (dba The Vincit Group)	First lien senior secured revolving loan	20,916	20,916
HGH Purchaser, Inc. (dba Horizon Services)	First lien senior secured revolving loan	16,548	165
HISSHO PARENT, LLC	First lien senior secured revolving loan	1,452	70
Hyland Software, Inc.	First lien senior secured revolving loan	2,520	2,520
Icefall Parent, Inc. (dba EngageSmart)	First lien senior secured revolving loan	2,100	—
Ideal Image Development, LLC	First lien senior secured delayed draw term loan	—	659
Ideal Image Development, LLC	First lien senior secured revolving loan	366	—
Ideal Tridon Holdings, Inc.	First lien senior secured revolving loan	2,561	2,561
IG Investments Holdings, LLC (dba Insight Global)	First lien senior secured revolving loan	5,294	3,974
Indigo Buyer, Inc. (dba Inovar Packaging Group)	First lien senior secured delayed draw term loan	3,497	—
Indigo Buyer, Inc. (dba Inovar Packaging Group)	First lien senior secured revolving loan	100	60
Indikami Bidco, LLC (dba IntegriChain)	First lien senior secured delayed draw term loan	2,218	2,218
Indikami Bidco, LLC (dba IntegriChain)	First lien senior secured revolving loan	1,014	1,585
Integrity Marketing Acquisition, LLC	First lien senior secured delayed draw term loan	6,852	54,441
Integrity Marketing Acquisition, LLC	First lien senior secured revolving loan	2,102	13,533
Interoperability Bidco, Inc. (dba Lyniate)	First lien senior secured delayed draw term loan	4,444	—
Interoperability Bidco, Inc. (dba Lyniate)	First lien senior secured revolving loan	3,623	3,054
IRI Group Holdings, Inc. (f/k/a Circana Group, L.P. (f/k/a The NPD Group, L.P.))	First lien senior secured revolving loan	664	1,238
JS PARENT, INC. (dba Jama Software)	First lien senior secured revolving loan	88	—
Kaseya Inc.	First lien senior secured delayed draw term loan	844	1,065
Kaseya Inc.	First lien senior secured revolving loan	850	850
KENE Acquisition, Inc. (dba Entrust Solutions Group)	First lien senior secured delayed draw term loan	5,112	—
KENE Acquisition, Inc. (dba Entrust Solutions Group)	First lien senior secured revolving loan	1,534	—
KPSKY Acquisition, Inc. (dba BluSky)	First lien senior secured delayed draw term loan	290	290
KRIV Acquisition Inc. (dba Riveron)	First lien senior secured delayed draw term loan	—	945
KRIV Acquisition Inc. (dba Riveron)	First lien senior secured revolving loan	853	853
KWOL Acquisition Inc. (dba Worldwide Clinical Trials)	First lien senior secured revolving loan	7,325	5,860
Lakefield Acquisition Corp. (D.B.A Lakefield Veterinary Group, Inc.)	First lien senior secured delayed draw term loan	400	—
Lakefield Acquisition Corp. (D.B.A Lakefield Veterinary Group, Inc.)	First lien senior secured revolving loan	67	—
Lightbeam Bidco, Inc. (dba Lazer Spot)	First lien senior secured revolving loan	476	476
Lignetics Investment Corp.	First lien senior secured revolving loan	235	784
LineStar Integrity Services LLC	First lien senior secured delayed draw term loan	1,292	—
Litera Bidco LLC	First lien senior secured delayed draw term loan	32,640	—
Litera Bidco LLC	First lien senior secured revolving loan	8,174	5,738
LSI Financing 1 DAC	Preferred equity	95,503	—

Blue Owl Capital Corporation
Notes to Consolidated Financial Statements (Unaudited) - Continued

Company ($ in thousands)	Investment	September 30, 2024	December 31, 2023
Maple Acquisition, LLC (dba Medicus)	First lien senior secured delayed draw term loan	12,103	—
Maple Acquisition, LLC (dba Medicus)	First lien senior secured revolving loan	9,078	—
Mario Purchaser, LLC (dba Len the Plumber)	First lien senior secured delayed draw term loan	4,143	3,729
Mario Purchaser, LLC (dba Len the Plumber)	First lien senior secured revolving loan	1,243	967
Medline Borrower, LP	First lien senior secured revolving loan	—	7,190
MHE Intermediate Holdings, LLC (dba OnPoint Group)	First lien senior secured revolving loan	15,536	15,536
Milan Laser Holdings LLC	First lien senior secured revolving loan	2,004	3,007
MINDBODY, Inc.	First lien senior secured revolving loan	6,071	6,071
Ministry Brands Holdings, LLC	First lien senior secured revolving loan	68	32
Minotaur Acquisition, Inc. (dba Inspira Financial)	First lien senior secured delayed draw term loan	24,666	—
Minotaur Acquisition, Inc. (dba Inspira Financial)	First lien senior secured revolving loan	15,174	—
Monotype Imaging Holdings Inc.	First lien senior secured delayed draw term loan	9,536	—
Monotype Imaging Holdings Inc.	First lien senior secured revolving loan	14,304	—
National Dentex Labs LLC (fka Barracuda Dental LLC)	First lien senior secured delayed draw term loan	3,512	2,341
National Dentex Labs LLC (fka Barracuda Dental LLC)	First lien senior secured revolving loan	1,826	—
Natural Partners, LLC	First lien senior secured revolving loan	68	68
NELIPAK EUROPEAN HOLDINGS COÖPERATIEF U.A.	First lien senior secured EUR delayed draw term loan	15,695	—
NELIPAK EUROPEAN HOLDINGS COÖPERATIEF U.A.	First lien senior secured EUR revolving loan	2,928	5,674
Nelipak Holding Company	First lien senior secured delayed draw term loan	7,680	—
Nelipak Holding Company	First lien senior secured revolving loan	3,553	5,360
NMI Acquisitionco, Inc. (dba Network Merchants)	First lien senior secured revolving loan	1,652	1,652
Norvax, LLC (dba GoHealth)	First lien senior secured revolving loan	3,363	12,273
Notorious Topco, LLC (dba Beauty Industry Group)	First lien senior secured revolving loan	9,577	8,939
OB Hospitalist Group, Inc.	First lien senior secured revolving loan	15,148	9,291
Ocala Bidco, Inc.	First lien senior secured delayed draw term loan	—	18,988
Ole Smoky Distillery, LLC	First lien senior secured revolving loan	116	116
Pacific BidCo Inc.	First lien senior secured delayed draw term loan	—	3,436
Park Place Technologies, LLC	First lien senior secured delayed draw term loan	368	—
Park Place Technologies, LLC	First lien senior secured revolving loan	232	—
Patriot Acquisition TopCo S.A.R.L (dba Corza Health, Inc.)	First lien senior secured revolving loan	13,538	10,637
PDI TA Holdings, Inc.	First lien senior secured delayed draw term loan	3,467	—
PDI TA Holdings, Inc.	First lien senior secured revolving loan	1,525	—
PERKINELMER U.S. LLC	First lien senior secured delayed draw term loan	984	—
Peter C. Foy & Associates Insurance Services, LLC (dba PCF Insurance Services)	First lien senior secured revolving loan	6,161	6,161
PetVet Care Centers, LLC	First lien senior secured delayed draw term loan	14,114	14,114
PetVet Care Centers, LLC	First lien senior secured revolving loan	14,812	14,812
Phantom Purchaser, Inc.	First lien senior secured revolving loan	3,742	—
Ping Identity Holding Corp.	First lien senior secured revolving loan	91	91
Plasma Buyer LLC (dba PathGroup)	First lien senior secured delayed draw term loan	10	176
Plasma Buyer LLC (dba PathGroup)	First lien senior secured revolving loan	33	50
Pluralsight, LLC	First lien senior secured delayed draw term loan	7,887	—
Pluralsight, LLC	First lien senior secured revolving loan	3,155	1,390
PPV Intermediate Holdings, LLC	First lien senior secured delayed draw term loan	22	57
PPV Intermediate Holdings, LLC	First lien senior secured revolving loan	67	67
Premise Health Holding Corp.	First lien senior secured revolving loan	5,526	—

Blue Owl Capital Corporation
Notes to Consolidated Financial Statements (Unaudited) - Continued

Company ($ in thousands)	Investment	September 30, 2024	December 31, 2023
Project Power Buyer, LLC (dba PEC-Veriforce)	First lien senior secured revolving loan	3,188	3,188
PS Operating Company LLC (fka QC Supply, LLC)	First lien senior secured revolving loan	1,156	1,217
Pye-Barker Fire & Safety, LLC	First lien senior secured delayed draw term loan	86,691	—
Pye-Barker Fire & Safety, LLC	First lien senior secured revolving loan	17,045	—
QAD, Inc.	First lien senior secured revolving loan	3,429	3,429
Quva Pharma, Inc.	First lien senior secured revolving loan	1,920	4,000
Relativity ODA LLC	First lien senior secured revolving loan	6,546	7,333
RL Datix Holdings (USA), Inc.	First lien senior secured delayed draw term loan	9,639	—
RL Datix Holdings (USA), Inc.	First lien senior secured revolving loan	8,440	—
SailPoint Technologies Holdings, Inc.	First lien senior secured revolving loan	4,358	4,358
SALINGER BIDCO INC.	First lien senior secured delayed draw term loan	3,023	—
SALINGER BIDCO INC.	First lien senior secured revolving loan	3,023	—
Sara Lee Frozen Bakery, LLC (fka KSLB Holdings, LLC)	First lien senior secured revolving loan	1,596	5,880
Securonix, Inc.	First lien senior secured revolving loan	149	153
Sensor Technology Topco, Inc. (dba Humanetics)	First lien senior secured delayed draw term loan	1,319	—
Sensor Technology Topco, Inc. (dba Humanetics)	First lien senior secured EUR delayed draw term loan	299	—
Sensor Technology Topco, Inc. (dba Humanetics)	First lien senior secured revolving loan	2,380	2,506
SimpliSafe Holding Corporation	First lien senior secured delayed draw term loan	—	566
Smarsh Inc.	First lien senior secured delayed draw term loan	95	95
Smarsh Inc.	First lien senior secured revolving loan	8	8
Sonny's Enterprises, LLC	First lien senior secured delayed draw term loan	21,736	573
Sonny's Enterprises, LLC	First lien senior secured revolving loan	18,976	17,969
Spotless Brands, LLC	First lien senior secured revolving loan	522	1,023
Summit Acquisition Inc. (dba K2 Insurance Services)	First lien senior secured delayed draw term loan	178	178
Summit Acquisition Inc. (dba K2 Insurance Services)	First lien senior secured revolving loan	89	89
Swipe Acquisition Corporation (dba PLI)	First lien senior secured delayed draw term loan	—	6,228
Swipe Acquisition Corporation (dba PLI)	Letter of credit	7,118	7,118
SWK BUYER, Inc. (dba Stonewall Kitchen)	First lien senior secured revolving loan	46	70
Tall Tree Foods, Inc.	First lien senior secured delayed draw term loan	1,500	1,500
Tamarack Intermediate, L.L.C. (dba Verisk 3E)	First lien senior secured delayed draw term loan	—	62
Tamarack Intermediate, L.L.C. (dba Verisk 3E)	First lien senior secured revolving loan	141	141
Tempo Buyer Corp. (dba Global Claims Services)	First lien senior secured revolving loan	138	105
The Better Being Co., LLC (fka Nutraceutical International Corporation)	First lien senior secured revolving loan	13,578	5,431
The Shade Store, LLC	First lien senior secured revolving loan	1,286	327
THG Acquisition, LLC (dba Hilb)	First lien senior secured revolving loan	5,547	6,695
Thunder Purchaser, Inc. (dba Vector Solutions)	First lien senior secured revolving loan	1,042	2,248
Troon Golf, L.L.C.	First lien senior secured delayed draw term loan	6,248	—
Troon Golf, L.L.C.	First lien senior secured revolving loan	3,124	21,622
Ultimate Baked Goods Midco, LLC	First lien senior secured revolving loan	6,465	9,946
Unified Women's Healthcare, LP	First lien senior secured delayed draw term loan	6,588	15,000
Unified Women's Healthcare, LP	First lien senior secured revolving loan	88	88
USRP Holdings, Inc. (dba U.S. Retirement and Benefits Partners)	First lien senior secured revolving loan	4,239	4,239
Valence Surface Technologies LLC	First lien senior secured revolving loan	49	49
Velocity HoldCo III Inc. (dba VelocityEHS)	First lien senior secured revolving loan	1,340	1,172

Blue Owl Capital Corporation
Notes to Consolidated Financial Statements (Unaudited) - Continued

Company ($ in thousands)	Investment	September 30, 2024	December 31, 2023
Vensure Employer Services, Inc.	First lien senior secured delayed draw term loan	221	—
Vessco Midco Holdings, LLC	First lien senior secured delayed draw term loan	10,722	—
Vessco Midco Holdings, LLC	First lien senior secured revolving loan	4,188	—
VITAL BIDCO AB	First lien senior secured loan	84,363	—
VITAL BIDCO AB	First lien senior secured delayed draw term loan	7,279	—
VITAL BIDCO AB	First lien senior secured revolving loan	14,557	—
Walker Edison Furniture Company LLC	First lien senior secured delayed draw term loan	562	7,026
When I Work, Inc.	First lien senior secured revolving loan	925	925
Wingspire Capital Holdings LLC	LLC Interest	54,595	61,855
WU Holdco, Inc. (dba Weiman Products, LLC)	First lien senior secured delayed draw term loan	14,724	—
WU Holdco, Inc. (dba Weiman Products, LLC)	First lien senior secured revolving loan	18,318	8,835
XRL 1 LLC (dba XOMA)	First lien senior secured delayed draw term loan	2,500	2,500
Zendesk, Inc.	First lien senior secured delayed draw term loan	17,352	17,352
Zendesk, Inc.	First lien senior secured revolving loan	7,145	7,145
Total Unfunded Portfolio Company Commitments		$1,617,074	$954,831
As of September 30, 2024, the Company believed they had adequate financial resources to satisfy the unfunded portfolio company commitments.
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
On November 1, 2022, the Board approved the 2022 Stock Repurchase Program (the “2022 Stock Repurchase Program”) under which we may repurchase up to $150 million of our outstanding common stock. Under the 2022 Stock Repurchase Program, purchases may be made at management’s discretion from time to time in open-market transactions, in accordance with all applicable securities laws and regulations. Unless extended by the Board, the 2022 Stock Repurchase Program terminates 18-months from the date it was approved and on May 2, 2024, the 2022 Stock Repurchase Program ended in accordance with its terms. Since the 2022 Stock Repurchase Program’s inception, the agent has repurchased 4,090,138 shares of common stock pursuant to the 2022 Stock Repurchase Program for approximately $50.0 million. For the period ended September 30, 2024, there were no repurchases under the 2022 Stock Repurchase Program.
On May 6, 2024, the Board approved the 2024 Stock Repurchase Program (the “2024 Stock Repurchase Program”) under which the Company may repurchase up to $150 million of the Company's common stock. Under the 2024 Stock Repurchase Program, purchases may be made at management's discretion from time to time in open-market transactions, in accordance with all applicable rules and regulations. Unless extended by the Board, the 2024 Stock Repurchase Program will terminate 18-months from the date it was approved. For the period ended September 30, 2024, there were no repurchases under the 2024 Stock Repurchase Program
From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of its business. At September 30, 2024, management was not aware of any material pending or threatened litigation that would require accounting recognition or financial statement disclosure.

Blue Owl Capital Corporation
Notes to Consolidated Financial Statements (Unaudited) - Continued
Note 8. Net Assets
Equity Issuances
The Company has the authority to issue 500,000,000 common shares at $0.01 per share par value.
There were no sales of the Company’s common stock during the nine months ended September 30, 2024 and 2023.
Distributions
The tables below present the distributions declared on shares of the Company’s common stock for the following periods:

	For the Nine Months Ended September 30, 2024
Date Declared	Record Date	Payment Date	Distribution per Share
August 6, 2024	September 30, 2024	October 15, 2024	$0.37
August 6, 2024 (supplemental dividend)	August 30, 2024	September 13, 2024	$0.06
May 7, 2024	June 28, 2024	July 15, 2024	$0.37
May 7, 2024 (supplemental dividend)	May 31, 2024	June 14, 2024	$0.05
February 21, 2024	March 29, 2024	April 15, 2024	$0.37
February 21, 2024 (supplemental dividend)	March 1, 2024	March 15, 2024	$0.08

	For the Nine Months Ended September 30, 2023
Date Declared	Record Date	Payment Date	Distribution per Share
August 8, 2023	September 29, 2023	October 13, 2023	$0.33
August 8, 2023 (supplemental dividend)	August 31, 2023	September 15, 2023	$0.07
May 9, 2023	June 30, 2023	July 14, 2023	$0.33
May 9, 2023 (supplemental dividend)	May 31, 2023	June 15, 2023	$0.06
February 21, 2023	March 31, 2023	April 14, 2023	$0.33
February 21, 2023 (supplemental dividend)	March 3, 2023	March 17, 2023	$0.04
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

Blue Owl Capital Corporation
Notes to Consolidated Financial Statements (Unaudited) - Continued
The following tables presents the shares distributed pursuant to the dividend reinvestment plan for the following periods:

	For the Nine Months Ended September 30, 2024
Date Declared	Record Date	Payment Date	Shares
August 6, 2024 (supplemental dividend)	August 30, 2024	September 13, 2024	91,665	(1)
May 7, 2024	June 28, 2024	July 15, 2024	467,966	(1)
May 7, 2024 (supplemental dividend)	May 31, 2024	June 14, 2024	59,356
February 21, 2024	March 29, 2024	April 15, 2024	425,080
February 21, 2024 (supplemental dividend)	March 1, 2024	March 15, 2024	97,218	(1)
November 7, 2023	December 29, 2023	January 12, 2024	427,564	(1)
_______________
(1)Shares purchased in the open market in order to satisfy dividends reinvested under our dividend reinvestment program.

	For the Nine Months Ended September 30, 2023
Date Declared	Record Date	Payment Date	Shares
August 8, 2023 (supplemental dividend)	August 31, 2023	September 15, 2023	89,305	(1)
May 9, 2023	June 30, 2023	July 14, 2023	516,771	(1)
May 9, 2023 (supplemental dividend)	May 31, 2023	June 15, 2023	84,373	(1)
February 21, 2023	March 31, 2023	April 14, 2023	558,872	(1)
February 21, 2023 (supplemental dividend)	March 3, 2023	March 17, 2023	77,157	(1)
November 1, 2022	December 30, 2022	January 13, 2023	583,495	(1)
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
2022 Stock Repurchase Program
On November 1, 2022, the Board approved the 2022 Stock Repurchase Program under which the Company may repurchase up to $150 million of our outstanding common stock. Under the 2022 Stock Repurchase Program, purchases may be made at management’s discretion from time to time in open-market transactions, in accordance with all applicable securities laws and regulations. Unless extended by the Board, the 2022 Stock Repurchase Program terminates 18-months from the date it was approved and on May 2, 2024, the 2022 Stock Repurchase Program ended in accordance with its terms. Since the 2022 Stock Repurchase Program’s inception, the agent has repurchased 4,090,138 shares of common stock pursuant to the 2022 Stock Repurchase Program for approximately $50.0 million. For the period ended September 30, 2023, repurchases under the 2022 Stock Repurchase Program were as follows. There were no repurchases under the 2022 Stock Repurchase Program during the period ended September 30, 2024.

Blue Owl Capital Corporation
Notes to Consolidated Financial Statements (Unaudited) - Continued

Period ($ in millions, except share and per share amounts)	Total Number of Shares Repurchased	Average Price Paid per Share	Approximate Dollar Value of Shares that have been Purchased Under the Plans	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan
January 1, 2023 - January 31, 2023	1,493,034	$12.19	$18.2	$115.9
February 1, 2023 - February 28, 2023	29,154	$12.98	$0.4	$115.5
March 1, 2023 - March 31, 2023	278,419	$12.61	$3.5	$112.0
April 1, 2023 - April 30, 2023	687,545	$12.65	$8.7	$103.3
May 1, 2023 - May 31, 2023	190,355	$12.53	$2.4	$100.9
June 1, 2023 - June 30, 2023	65,305	$13.50	$0.9	$100.0
July 1, 2023 - July 31, 2023	—	$—	$—	$100.0
August 1, 2023 - August 31, 2023	—	$—	$—	$100.0
September 1, 2023 - September 30, 2023	—	$—	$—	$100.0
Total	2,743,812		$34.1

2024 Stock Repurchase Program
On May 6, 2024, the Board approved the 2024 Stock Repurchase Program under which the Company may repurchase up to $150 million of the Company's common stock. Under the 2024 Stock Repurchase Program, purchases may be made at management's discretion from time to time in open-market transactions, including pursuant to trading plans with investment banks pursuant to Rule 10b5-1 of the Exchange Act, in accordance with all applicable rules and regulations. Unless extended by the Board, the 2024 Stock Repurchase Program will terminate 18-months from the date it was approved. There were no repurchases during the period ended September 30, 2024.

Note 9. Earnings Per Share
The following table presents the computation of basic and diluted earnings per common share for the following periods:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
($ in thousands, except per share amounts)	2024	2023	2024	2023
Increase (decrease) in net assets resulting from operations	$135,358	$206,938	$440,095	$604,345
Weighted average shares of common stock outstanding—basic and diluted	390,217,304	389,703,612	390,018,665	390,223,606
Earnings per common share-basic and diluted	$0.35	$0.53	$1.13	$1.55

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
For the three and nine months ended September 30, 2024 the Company recorded U.S. federal and state corporate-level income tax expense/(benefit) of $3.6 million, and $11.2 million, including U.S. federal excise tax expense/(benefit) of $1.7 million and $5.3 million, respectively. For the three and nine months ended September 30, 2023 the Company recorded U.S. federal and state corporate-level income tax expense/(benefit) of $2.7 million, and $8.5 million, including U.S. federal excise tax expense/(benefit) of $0.9 million and $3.6 million, respectively.
Taxable Subsidiaries
Certain of the Company’s consolidated subsidiaries are subject to U.S. federal and state corporate-level income taxes. For the three and nine months ended September 30, 2024, the Company recorded a current net tax expense of approximately $0.4 million and $0.7 million for taxable subsidiaries, respectively. For the three months ended September 30, 2023, the Company recorded a current tax benefit of $(1.0) million. For the nine months ended September 30, 2023 the Company did not record a current tax expense or benefit. The income tax expense for the Company’s taxable consolidated subsidiaries will vary depending on the level of investment income earnings and realized gains from the exits of investments held by such taxable subsidiaries during the respective periods.
The Company recorded a net deferred tax liability of $35.4 million and $29.0 million as of September 30, 2024 and December 31, 2023, respectively, for taxable subsidiaries, which is significantly related to GAAP to tax outside basis differences in the taxable subsidiaries' investment in certain partnership interests.

Blue Owl Capital Corporation
Notes to Consolidated Financial Statements (Unaudited) - Continued
Note 11. Financial Highlights
The table below presents the financial highlights for a common share outstanding for the following periods:

	For the Nine Months Ended September 30,
($ in thousands, except share and per share amounts)	2024	2023
Per share data:
Net asset value, beginning of period	$15.45	$14.99
Net investment income(1)	1.43	1.42
Net realized and unrealized gain (loss)(1)	(0.30)	0.13
Total from operations	1.13	1.55
Repurchase of common shares(2)	—	0.02
Distributions declared from earnings(2)	(1.30)	(1.16)
Total increase (decrease) in net assets	(0.17)	0.41
Net asset value, end of period	$15.28	$15.40
Shares outstanding, end of period	390,217,304	389,732,868
Per share market value at end of period	$14.57	$13.85
Total Return, based on market value(3)	7.5%	30.7%
Total Return, based on net asset value(4)	7.7%	11.9%
Ratios / Supplemental Data(5)
Ratio of total expenses to average net assets(6)	14.3%	13.8%
Ratio of net investment income to average net assets(6)	12.4%	12.4%
Net assets, end of period	$5,961,849	$6,000,009
Weighted-average shares outstanding	390,018,665	390,223,606
Portfolio turnover rate	31.3%	5.1%
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
(4)Total return is calculated as the change in NAV per share during the period, plus distributions per share (assuming dividends and distributions, if any, are reinvested in accordance with the Company’s dividend reinvestment plan), if any, divided by the beginning NAV per share.
(5)Does not include expenses of investment companies in which the Company invests.
(6)The ratios reflect annualized amounts, except in the case of non-recurring expenses (e.g. initial organization expenses).

Blue Owl Capital Corporation
Notes to Consolidated Financial Statements (Unaudited) - Continued
Note 12. Pending Merger with Blue Owl Capital Corporation III
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
The Exchange Ratio will be calculated as follows:
i. if the quotient of the OBDC Common Stock Price and the OBDC Per Share NAV is less than or equal to 100%, then the Exchange Ratio shall be the quotient (rounded to the fourth nearest decimal) of the OBDE Per Share NAV and the OBDC Per Share NAV;
ii. if the quotient of the OBDC Common Stock Price and the OBDC Per Share NAV is greater than 100% but less than or equal to 104.5%, then the Exchange Ratio shall be equal to the quotient (rounded to the fourth nearest decimal) of (A) the product of (x) the OBDE Per Share NAV and (y) the sum of (i) 1.00 and (ii) 50% of the difference between (a) the quotient of (I) the OBDC Common Stock Price and (II) the OBDC Per Share NAV and (b) 1.00 and (B) the OBDC Common Stock Price; or
iii. if the quotient of the OBDC Common Stock Price and the OBDC Per Share NAV is greater than 104.5%, then the Exchange Ratio shall be equal to the quotient (rounded to the fourth nearest decimal) of (A) the product of (x) the OBDE Per Share NAV and (y) 102.25% and (B) the OBDC Common Stock Price.
Consummation of the Mergers, which is currently anticipated to occur during the first quarter of 2025, is subject to certain closing conditions, including (1) requisite approvals of OBDE’s and the Company’s shareholders, (2) the absence of certain numerated legal impediments to the consummation of the Mergers, (3) effectiveness of the registration statement for the Company’s common stock to be issued as consideration in the Mergers, (4) subject to certain exceptions, the accuracy of the representations and warranties and compliance with the covenants of each party to the Merger Agreement, (5) required regulatory approvals (including expiration of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended), (6) the absence of a material adverse effect in respect of the parties, and (7) the receipt of customary legal opinions to the effect that the Mergers will be treated as a “reorganization” within the meaning of Section 368(a) of the Code by the parties.
Prior to the anticipated closing of the Mergers, OBDE and the Company intend to declare and pay ordinary course quarterly dividends.
Prior to the anticipated closing of the Mergers, subject to the approval of OBDE's board of directors, OBDE will declare a dividend to its shareholders equal to any undistributed net investment income estimated to be remaining as of the closing of the Mergers. This will include any unpaid special dividends previously declared in conjunction with OBDE's listing in January 2024 and any declared and unpaid quarterly dividends.
The foregoing summary description of the Merger Agreement and the transactions contemplated thereby is subject to and qualified in its entirety by reference to the Merger Agreement, a copy of which has been filed as Exhibit 2.1 to this report and the terms of which are incorporated herein by reference. In connection with the Mergers, OBDE and the Company filed with the SEC and mailed to their respective shareholders a joint proxy statement/prospectus (the “Joint Proxy Statement”) and the Company filed with the SEC a registration statement on Form N-14 (the “Registration Statement”) that included the Joint Proxy Statement and a prospectus of the Company. The definitive joint proxy statement and prospectus was filed with the SEC on October 21, 2024.

Blue Owl Capital Corporation
Notes to Consolidated Financial Statements (Unaudited) - Continued
Note 13. Subsequent Events
In preparing these financial statements, the Company has evaluated events and transactions for potential recognition or disclosure through the date of issuance. There are no subsequent events to disclose except for the following:
Dividend
On November 5, 2024, the Board declared a fourth quarter dividend of $0.37 per share for stockholders of record as of December 31, 2024, payable on or before January 15, 2025 and a third quarter supplemental dividend of $0.05 per share for stockholders of record as of November 29, 2024, payable on or before December 13, 2024.
OBDC SLF Transaction
On November 1, 2024, the OBDC SLF Members authorized the liquidation over time of the assets of OBDC SLF and subsequent dissolution. The Company purchased a portion of OBDC SLF’s portfolio with an aggregate fair market value of approximately $750 million for an aggregate purchase price of approximately $750 million. OBDC SLF intends to use a portion of these proceeds to fully repay and terminate its credit facilities.
Credit SLF Transaction
On November 1, 2024, certain Credit SLF Members, including the Company, increased their capital commitments to Credit SLF. Subsequently, Credit SLF delivered a capital call to certain of Credit SLF Members, including the Company, the Company’s portion of which is $750 million. The Company determined, and Credit SLF agreed, to allow the Company to make this capital contribution in-kind by delivering to Credit SLF the assets the Company purchased from OBDC SLF.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The information contained in this section should be read in conjunction with “ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS.” This discussion contains forward-looking statements, which relate to future events or the future performance or financial condition of Blue Owl Capital Corporation and involves numerous risks and uncertainties, including, but not limited to, those described in our Form 10-K for fiscal year December 31, 2023 in “PART I - ITEM 1A. RISK FACTORS” and in our Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2024 in “PART II - ITEM 1A. RISK FACTORS.” This discussion also should be read in conjunction with the “Cautionary Statement Regarding Forward Looking Statements” set forth on page 1 of this Quarterly Report on Form 10-Q. Actual results could differ materially from those implied or expressed in any forward-looking statements.
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
The Adviser also serves as investment adviser to Blue Owl Capital Corporation II and Blue Owl Credit Income Corp.
Blue Owl consists of three investment platforms: (1) Credit, which focuses on direct lending, (2) GP Strategic Capital, which focuses on acquiring equity stakes in and providing debt financing to institutional alternative asset managers, and (3) Real Estate, which focuses on triple net lease real estate strategies and real estate credit. Blue Owl’s Credit platform is comprised of the Adviser, Blue Owl Technology Credit Advisors LLC (“OTCA”), Blue Owl Technology Credit Advisors II LLC (“OTCA II”), Blue Owl Credit Private Fund Advisors LLC (“OPFA”) and Blue Owl Diversified Credit Advisors LLC (“ODCA” and together with the Adviser, OTCA, OTCA II, and OPFA, the “Blue Owl Credit Advisers”), which also are registered investment advisers. As of September 30, 2024, the Adviser and its affiliates had $128.44 billion of assets under management across Blue Owl’s Credit platform.
The management of our investment portfolio is the responsibility of the Adviser and the Diversified Lending Investment Committee. The Investment Team is led by Douglas I. Ostrover, Marc S. Lipschultz and Craig W. Packer and is supported by certain members of the Adviser's senior executive team and Blue Owl’s Credit platform’s investment committees. Blue Owl’s Credit platform has four investment committees each of which focuses on a specific investment strategy (Diversified Lending, Technology Lending, First Lien Lending and Opportunistic Lending). Douglas I. Ostrover, Marc S. Lipschultz, Craig W. Packer and Alexis Maged sit on each of Blue Owl’s Credit platform’s investment committees. In addition to Messers. Ostrover, Lipschultz, Packer and Maged, the Diversified Lending Investment Committee is comprised of Patrick Linnemann, Meenal Mehta and Logan Nicholson. We consider the individuals on the Diversified Lending Investment Committee to be our portfolio managers.The Investment Team, under the Diversified Lending Investment Committee's supervision, sources investment opportunities, conducts research, performs due diligence on potential investments, structures our investments and will monitor our portfolio companies on an ongoing basis.
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
The Blue Owl Credit Advisers’ investment allocation policy seeks to ensure equitable allocation of investment opportunities over time between us and other funds managed by our Adviser or its affiliates. As a result of the Order, there could be significant overlap in our investment portfolio and the investment portfolio of the business development companies (“BDCs”), private funds and separately managed accounts managed by the Blue Owl Credit Advisers (collectively, the “Blue Owl Credit Clients”) and/or other funds managed by the Adviser or its affiliates that could avail themselves of the Order and that have an investment objective similar to ours.
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
Pending Merger with Blue Owl Capital Corporation III
On August 7, 2024, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Blue Owl Capital Corporation III, a Maryland corporation (“OBDE”), Cardinal Merger Sub, Inc., a Maryland corporation and wholly-owned subsidiary of OBDC (“Merger Sub”), and, solely for the limited purposes set forth therein, the Adviser, and ODCA, investment adviser to OBDE. The Merger Agreement provides that, subject to the conditions set forth in the Merger Agreement, at the effective time of the Mergers, Merger Sub will merge with and into OBDE, with OBDE continuing as the surviving company and as a wholly-owned subsidiary of us (the “Initial Merger”) and, immediately thereafter, OBDE will merge with and into us, with the Company continuing as the surviving company (together with the Initial Merger, the “Mergers”). For more information about the Mergers, see “Note 12. Pending Merger With Blue Owl Capital Corporation III” to our consolidated financial statements included in this report and our joint proxy statement and prospectus filed with the SEC on October 21, 2024.

Our Investment Framework
We are a Maryland corporation organized primarily to originate and make loans to, and make debt and equity investments in, U.S. middle-market companies. Our investment objective is to generate current income, and to a lesser extent, capital appreciation by targeting investment opportunities with favorable risk-adjusted returns. Since our Adviser and its affiliates began investment activities in April 2016 through September 30, 2024, our Adviser and its affiliates have originated $128.73 billion aggregate principal amount of investments, of which $124.90 billion of aggregate principal amount of investments prior to any subsequent exits or repayments, was retained by either us or a corporation or fund advised by our Adviser or its affiliates. We seek to participate in transactions sponsored by what we believe to be high-quality private equity and venture capital firms capable of providing both operational and financial resources. We seek to generate current income primarily in U.S. middle-market companies, both sponsored and non-sponsored, through direct originations of senior secured loans or originations of unsecured loans, subordinated loans or mezzanine loans, broadly syndicated loans and, to a lesser extent, investments in equity and equity-related securities including warrants, preferred stock and similar forms of senior equity. Except for our specialty financing company investments, our equity investments are typically not control-oriented investments and we may structure such equity investments to include provisions protecting our rights as a minority-interest holder.
We define “middle-market companies” generally to mean companies with earnings before interest expense, income tax expense, depreciation and amortization, or “EBITDA,” between $10 million and $250 million annually and/or annual revenue of $50 million to $2.5 billion at the time of investment, although we may on occasion invest in smaller or larger companies if an opportunity presents itself. We generally seek to invest in upper middle-market companies with a loan-to-value ratio (the amount of outstanding debt as a percentage of the value of the company) of 50% or below.
We expect that generally our portfolio composition will be majority debt or income producing securities, which may include “covenant-lite” loans (as defined below), with a lesser allocation to equity or equity-linked opportunities, which we may hold directly or through special purpose vehicles. In addition, we may invest a portion of our portfolio in opportunistic investments and broadly syndicated loans, which will not be our primary focus, but will be intended to enhance returns to our shareholders and from time to time, we may evaluate and enter into strategic portfolio transactions which may result in additional portfolio companies which we are considered to control. These investments may include high-yield bonds and broadly-syndicated loans, including publicly traded debt instruments, which are typically originated and structured by banks on behalf of large corporate borrowers with employee counts, revenues, EBITDAs and enterprise values larger than those of middle-market companies described above, and equity investments in portfolio companies that make senior secured loans or invest in broadly syndicated loans or structured products, such as life settlements and royalty interests. In addition, we generally do not intend to invest more than 20% of our total assets in companies whose principal place of business is outside the United States, although we do not generally intend to invest in companies whose principal place of business is in an emerging market. Our portfolio composition may fluctuate from time to time based on market conditions and interest rates.
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
We target portfolio companies where we can structure larger transactions. As of September 30, 2024, our average debt investment size in each of our portfolio companies was approximately $55.9 million based on fair value. As of September 30, 2024, our portfolio companies, excluding the investment in OBDC SLF LLC (“OBDC SLF”), Blue Owl Credit SLF LLC (“Credit SLF”) and certain investments that fall outside of our typical borrower profile and represent 90.1% of our total debt portfolio based on fair value, had weighted average annual revenue of $875 million, weighted average annual EBITDA of $197 million, an average interest coverage of 1.7x and an average net loan-to value of 43%.
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
We focus primarily on the direct origination of loans to middle-market companies domiciled in the United States.
Our level of investment activity (both the number of investments and the size of each investment) can and will vary substantially from period to period depending on many factors, including the amount of debt and equity capital available to middle-market companies, the level of merger and acquisition activity for such companies, the general economic environment and the competitive environment for the types of investments we make.
In addition, as part of our risk strategy on investments, we may reduce the levels of certain investments through partial sales or syndication to additional lenders.
Revenues
We generate revenues primarily in the form of interest income from the investments we hold. In addition, we generate income from dividends on either direct equity investments or equity interests obtained in connection with originating loans, such as options, warrants or conversion rights. Our debt investments typically have a term of three to ten years. As of September 30, 2024, 96.3% of our debt investments based on fair value bear interest at a floating rate, subject to interest rate floors, in certain cases. Interest on our debt investments is generally payable either monthly or quarterly.
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
Limited Availability of Capital for Middle-Market Companies. The middle-market is a large addressable market. According to GE Capital’s National Center for the Middle Market Mid-Year 2024 Middle Market Indicator, there are approximately 200,000 U.S. middle-market companies, which have approximately 48 million aggregate employees. Moreover, the U.S. middle-market accounts for one-third of private sector gross domestic product (“GDP”). GE defines U.S. middle-market companies as those between $10 million and $1 billion in annual revenue, which we believe has significant overlap with our definition of U.S. middle-market companies. We believe U.S. middle-market companies will continue to require access to debt capital to refinance existing debt, support growth and finance acquisitions. We believe that regulatory and structural factors, industry consolidation and general risk aversion, limit the amount of traditional financing available to U.S. middle-market companies. We believe that many commercial and investment banks have, in recent years, de-emphasized their service and product offerings to middle-market businesses in favor of lending to large corporate clients and managing capital markets transactions. In addition, these lenders may be constrained in their ability to underwrite and hold bank loans and high yield securities for middle-market issuers as they seek to meet existing and future regulatory capital requirements. We also believe that there is a lack of market participants that are willing to hold meaningful amounts of certain middle-market loans. As a result, we believe our ability to minimize syndication risk for a company seeking financing by being able to hold its loans without having to syndicate them, coupled with reduced capacity of traditional lenders to serve the middle-market, present an attractive opportunity to invest in middle-market companies.
Capital Markets Have Been Unable to Fill the Void in U.S. Middle Market Finance Left by Banks. Access to underwritten bond and syndicated loan markets is challenging for middle-market companies due to loan issue size and liquidity. For example, high yield bonds are generally purchased by institutional investors, such as mutual funds and exchange traded funds (“ETFs”) who, among other things, are focused on the liquidity characteristics of the bond being issued in order to fund investor redemptions and/or comply with regulatory requirements. Accordingly, the existence of an active secondary market for bonds is an important consideration in these entities’ initial investment decision. Syndicated loans arranged through a bank are done either on a “best efforts” basis or are underwritten with terms plus provisions that permit the underwriters to change certain terms, including pricing, structure, yield and tenor, otherwise known as “flex”, to successfully syndicate the loan, in the event the terms initially marketed are insufficiently attractive to investors. Furthermore, banks are generally reluctant to underwrite middle-market loans because the arrangement fees they may earn on the placement of the debt generally are not sufficient to meet the banks’ return hurdles. Loans provided by companies such as ours provide certainty to issuers in that we have a more stable capital base and have the ability to invest in illiquid assets, and we can commit to a given amount of debt on specific terms, at stated coupons and with agreed upon fees. As we are the ultimate holder of the loans, we do not require market “flex” or other arrangements that banks may require when acting on an agency basis. In addition, our Adviser has teams focused on both liquid credit and private credit and these teams are able to collaborate with respect to syndicated loans.
Secular Trends Supporting Growth for Private Credit. We believe that periods of market volatility, such as the current period of market volatility caused, in part, by uncertainty regarding inflation and interest rates, and current geopolitical conditions, have accentuated the advantages of private credit. The availability of capital in the liquid credit market is highly sensitive to market conditions whereas we believe private lending has proven to be a stable and reliable source of capital through periods of volatility. We believe the opportunity set for private credit will continue to expand even as the public markets remain open. Financial sponsors and companies today are familiar with direct lending and have seen firsthand the strong value proposition that a private solution can offer. Scale, certainty of execution and flexibility all provide borrowers with a compelling alternative to the syndicated and high yield markets. Based on our experience, there is an emerging trend where higher quality credits that have traditionally been issuers in the syndicated and high yield markets are increasingly seeking private solutions independent of credit market conditions. In our view, this is supported by financial sponsors wanting to work with collaborative financing partners that have scale and breadth of capabilities. We believe the large amount of uninvested capital held by funds of private equity firms broadly, estimated by Preqin Ltd., an alternative assets industry data and research company, to be $2.7 trillion as of December 31, 2023, will continue to drive deal activity. We expect that private equity sponsors will continue to pursue acquisitions and leverage their equity investments with secured loans provided by companies such as us.
Attractive Investment Dynamics. An imbalance between the supply of, and demand for, middle-market debt capital creates attractive pricing dynamics. We believe the directly negotiated nature of middle-market financings also generally provides more favorable terms to the lender, including stronger covenant and reporting packages, better call protection, and lender-protective change of control provisions. Additionally, we believe BDC managers’ expertise in credit selection and ability to manage through credit cycles has generally resulted in BDCs experiencing lower loss rates than U.S. commercial banks through credit cycles. Further, we believe that historical middle-market default rates have been lower, and recovery rates have been higher, as compared to the larger market capitalization, broadly distributed market, leading to lower cumulative losses. Lastly, we believe that in the current environment, lenders with available capital may be able to take advantage of attractive investment opportunities as the economy reopens and may be able to achieve improved economic spreads and documentation terms.
Conservative Capital Structures. Following the global credit crisis, which we define broadly as occurring between mid-2007 and mid-2009, lenders have generally required borrowers to maintain more equity as a percentage of their total capitalization, specifically to protect lenders during economic downturns. With more conservative capital structures, U.S. middle-market companies have exhibited higher levels of cash flows available to service their debt. In addition, U.S. middle-market companies often are characterized by simpler capital structures than larger borrowers, which facilitates a streamlined underwriting process and, when necessary, restructuring process.

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
Portfolio and Investment Activity
As of September 30, 2024, based on fair value, our portfolio consisted of 75.9% first lien senior secured debt investments (of which 51.0% we consider to be unitranche debt investments (including “last out” portions of such loans)), 5.4% second lien senior secured debt investments, 2.3% unsecured debt investments, 2.9% preferred equity investments, 10.6% common equity investments and 2.9% joint ventures.
As of September 30, 2024, our weighted average total yield of the portfolio at fair value and amortized cost was 11.0% and 11.1%, respectively, and our weighted average yield of accruing debt and income producing securities at fair value and amortized cost was 11.5% and 11.6%, respectively. Refer to our weighted average yields and interest rates table for more information on our calculation of weighted average yields. As of September 30, 2024, the weighted average spread of total debt investments was 6.4%.
As of September 30, 2024, we had investments in 219 portfolio companies with an aggregate fair value of $13.45 billion. As of September 30, 2024 we had net leverage of 1.23x debt-to-equity, which is within our target range.
In the current lending environment, public loan markets have remained active while merger and acquisition activity remains below historical levels; however, our platform continues to find attractive investment opportunities for deployment, predominantly in first lien originations. In addition, a large portion of our originations across the platform this quarter were deployed into existing borrowers as part of add-on transactions.
The credit quality of our portfolio has been consistent. We continue to focus on investing in industries we view as recession resistant and that we are familiar with, including service-oriented sectors such as software and healthcare, all of which serve diversified and durable end markets. Blue Owl serves as the administrative agent on many of our investments and the majority of our investments are supported by sophisticated financial sponsors who provide operational and financial resources. Our borrowers have a weighted average EBITDA of $197 million and we believe this scale contributes to the durability of our borrowers and their ability to adapt to different economic environments. In addition, Blue Owl continues to invest in, and is often the lead lender or administrative agent on, transactions in excess of $1 billion in size, which gives us the ability to structure the terms of such deals to maximize deal economics and credit protection.
Many of the companies in which we invest are continuing to see modest growth in both revenues and EBITDA. However, in the event of further geopolitical, economic and financial market instability, in the U.S. and elsewhere, it is possible that the results of some of the middle-market companies similar to those in which we invest could be challenged. While we are not seeing signs of an overall, broad deterioration in our results or those of our portfolio companies at this time, there can be no assurance that the performance of certain of our portfolio companies will not be negatively impacted by economic conditions, which could have a negative impact on our future results.
We also continue to invest in Credit SLF and specialty financing portfolio companies, including Wingspire Capital Holdings LLC (“Wingspire”), Fifth Season Investments LLC (“Fifth Season”), LSI Financing DAC 1 (“LSI Financing”), and AAM Series 1.1 Rail and Domestic Intermodal Feeder, LLC and AAM Series 2.1 Aviation Feeder, LLC (collectively, “Amergin AssetCo”). In the future we may invest through additional specialty finance portfolio companies, joint ventures, partnerships or other special purpose vehicles. These companies may use our capital to support acquisitions which could continue to lead to increased dividend income supported by well-diversified underlying portfolios. See “Specialty Financing Portfolio Companies” and “Joint Ventures.”

The table below presents our investment activity for the following periods (information presented herein is at par value unless otherwise indicated):

	For the Three Months Ended September 30,
($ in thousands)	2024	2023
New investment commitments
Gross originations	$1,151,667	$510,987
Less: Sell downs	—	(10,803)
Total new investment commitments	$1,151,667	$500,184
Principal amount of investments funded:
First-lien senior secured debt investments	$1,044,951	$363,504
Second-lien senior secured debt investments	—	—
Unsecured debt investments	—	—
Preferred equity investments	1,097	—
Common equity investments	13,318	22,266
Joint ventures	21,437	875
Total principal amount of investments funded	$1,080,803	$386,645
Principal amount of investments sold or repaid:
First-lien senior secured debt investments	$(1,027,432)	$(342,060)
Second-lien senior secured debt investments	(65,812)	(42,663)
Unsecured debt investments	—	—
Preferred equity investments	(21,360)	(4,963)
Common equity investments	(15)	—
Joint ventures	—	—
Total principal amount of investments sold or repaid	$(1,114,619)	$(389,686)
Number of new investment commitments in new portfolio companies(1)	23	7
Average new investment commitment amount	42,251	61,240
Weighted average term for new debt investment commitments (in years)	4.4	4.3
Percentage of new debt investment commitments at floating rates	98.8%	92.2%
Percentage of new debt investment commitments at fixed rates	1.2%	7.8%
Weighted average interest rate of new debt investment commitments(2)	9.7%	11.7%
Weighted average spread over applicable base rate of new floating rate debt investment commitments	5.1%	6.3%
______________
(1)Number of new investment commitments represents commitments to a particular portfolio company.
(2)For the three months ended September 30, 2024, assumes each floating rate commitment is subject to the greater of the interest rate floor (if applicable) or 3-month SOFR, which was 4.59% as of September 30, 2024. For the three months ended September 30, 2023, assumes each floating rate commitment is subject to the greater of the interest rate floor (if applicable) or 3-month SOFR, which was 5.40% as of September 30, 2023.

The table below presents our investments as of the following periods:

	September 30, 2024		December 31, 2023
($ in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
First-lien senior secured debt investments(1)(3)	$10,250,867	$10,200,136	$8,703,586	$8,660,754
Second-lien senior secured debt investments	886,131	731,204	1,858,354	1,774,984
Unsecured debt investments	299,712	307,164	300,744	292,751
Preferred equity investments(4)	388,184	389,920	429,872	433,297
Common equity investments(5)	1,156,892	1,422,765	986,682	1,208,776
Joint ventures(2)	418,604	396,347	352,964	342,786
Total Investments	$13,400,390	$13,447,536	$12,632,202	$12,713,348
______________
(1)Includes debt investments in Amergin AssetCo.
(2)Includes equity investments in OBDC SLF and Credit SLF.
(3)51% and 65% of which we consider unitranche loans as of September 30, 2024 and December 31, 2023, respectively.
(4)Includes equity investment in LSI Financing.
(5)Includes equity investments in Wingspire, Amergin AssetCo and Fifth Season.

The table below presents investments by industry composition based on fair value as of the following periods:

	September 30, 2024	December 31, 2023
Advertising and media	2.9%	1.5%
Aerospace and defense	3.3	3.1
Asset based lending and fund finance(1)	5.9	6.7
Automotive services	2.1	2.1
Buildings and real estate	3.9	4.1
Business services	4.2	3.1
Chemicals	3.1	1.3
Consumer products	3.6	4.0
Containers and packaging	1.4	1.4
Distribution	2.5	2.5
Education	0.4	0.8
Energy equipment and services	0.4	—
Financial services	3.4	2.2
Food and beverage	7.3	7.7
Healthcare equipment and services	2.2	4.4
Healthcare providers and services	6.0	6.5
Healthcare technology	6.0	5.0
Household products	1.9	2.2
Human resource support services	1.5	1.6
Infrastructure and environmental services	1.9	1.3
Insurance(3)	8.3	9.9
Internet software and services	11.2	11.8
Joint ventures(2)	2.9	2.7
Leisure and entertainment	1.8	1.9
Manufacturing	5.3	6.0
Oil and gas	0.3	0.3
Pharmaceuticals(4)	1.0	0.2
Professional services	2.5	2.8
Specialty retail	2.2	2.2
Telecommunications(5)	0.0	—
Transportation	0.6	0.7
Total	100.0%	100.0%
______________
(1)Includes equity investments in Wingspire and debt and equity investments in Amergin AssetCo.
(2)Includes equity investments in OBDC SLF and Credit SLF.
(3)Includes equity investment in Fifth Season.
(4)Includes equity investment in LSI Financing.
(5)Rounds to less than 0.1% as of September 30, 2024.
The table below presents investments by geographic composition based on fair value as of the following periods:

	September 30, 2024	December 31, 2023
United States:
Midwest	20.1%	17.6%
Northeast	16.4	19.3
South	35.5	34.5
West	20.3	21.3
International	7.7	7.3
Total	100.0%	100.0%

The table below presents the weighted average yields and interest rates of our investments at fair value as of the following periods:

	September 30, 2024	December 31, 2023
Weighted average total yield of portfolio(1)	11.0%	11.9%
Weighted average total yield of debt and income producing securities(1)	11.5%	12.4%
Weighted average interest rate of debt securities	11.2%	12.0%
Weighted average spread over base rate of all floating rate debt investments	6.2%	6.7%
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
The Adviser focuses on downside protection by leveraging existing rights available under our credit documents; however, for investments that are significantly underperforming or which may need to be restructured, the Adviser’s workout team partners with the Investment Team and all material amendments, waivers and restructurings require the approval of a majority of the Diversified Lending Investment Committee. As of September 30, 2024, only five of our portfolio companies are on non-accrual. Our annual gain/loss ratio is approximately (0.19)%.
The table below presents the composition of our portfolio on the 1 to 5 rating scale as of the following periods:

	September 30, 2024		December 31, 2023
Investment Rating	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
($ in thousands)
1	$777,873	5.8%	$1,435,815	11.3%
2	11,693,602	86.9	9,888,265	77.8
3	801,897	6.0	1,171,954	9.2
4	138,168	1.0	158,087	1.2
5	35,996	0.3	59,227	0.5
Total	$13,447,536	100.0%	$12,713,348	100.0%
The table below presents the amortized cost of our performing and non-accrual debt investments as of the following periods:

	September 30, 2024		December 31, 2023
($ in thousands)	Amortized Cost	Percentage	Amortized Cost	Percentage
Performing	$11,192,797	97.9%	$10,723,359	98.7%
Non-accrual	243,913	2.1	139,325	1.3
Total	$11,436,710	100.0%	$10,862,684	100.0%

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

Specialty Financing Portfolio Companies
Wingspire
Wingspire is an independent diversified direct lender focused on providing asset-based commercial finance loans and related senior secured loans to U.S.-based middle-market borrowers. Wingspire offers a wide variety of asset-based financing solutions to businesses in an array of industries, including revolving credit facilities, machinery and equipment term loans, real estate term loans, first-in/last-out tranches, cash flow term loans, and opportunistic / bridge financings. We made our initial commitment to Wingspire on September 24, 2019, and subsequently made periodic additional commitments to increase our total to $500 million.
Amergin
Amergin was created to invest in a leasing platform focused on railcar, aviation and other long-lived transportation assets. Amergin acquires existing on-lease portfolios of new and end-of-life railcars and related equipment and selectively purchases off-lease assets and is building a commercial aircraft portfolio through aircraft financing and engine acquisition on a sale and lease back basis. Amergin consists of Amergin AssetCo and Amergin Asset Management LLC, which has entered into a Servicing Agreement with Amergin AssetCo. We made an initial equity commitment to Amergin AssetCo on July 1, 2022. As of September 30, 2024 our commitment to Amergin AssetCo is $229.0 million, of which $146.5 million is equity and $82.5 million is debt. As of September 30, 2024, the fair market value of our investment in Amergin Asset Management, LLC was $1.6 million Our investment in Amergin is a co-investment made with our affiliates in accordance with the terms of the Order that we received from the SEC. We do not consolidate our equity interest in Amergin AssetCo.
Fifth Season Investments LLC
Fifth Season is a portfolio company created to invest in life insurance based assets, including secondary and tertiary life settlement and other life insurance exposures using detailed analytics, internal life expectancy review and sophisticated portfolio management techniques. On July 18, 2022, we made an initial equity investment in Fifth Season. As of September 30, 2024 our investment in Fifth Season was $282.9 million at fair value. Our investment in Fifth Season is a co-investment with our affiliates in accordance with the terms of the Order that we received from the SEC. We do not consolidate our equity interest in Fifth Season.
LSI Financing 1 DAC
LSI Financing is a portfolio company formed to acquire contractual rights to revenue pursuant to earnout agreements generally in the life sciences space. On December 14, 2022, we made an initial investment in LSI Financing. As of September 30, 2024 our fair value was $29.5 million and our total commitment was $123.3 million. Our investment in LSI Financing is a co-investment with our affiliates in accordance with the terms of the Order that we received from the SEC. We do not consolidate our equity interest in LSI Financing.
Joint Ventures
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

As of September 30, 2024 and December 31, 2023, OBDC SLF had total investments in senior secured debt at fair value of $1.1 billion and 1.1 billion, respectively. The determination of fair value is in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification 820, Fair Value Measurements (“ASC 820”), as amended; however, such fair value is not included in our Board’s valuation process. The following tables presents a summary of OBDC SLF’s portfolio as well as a listing of the portfolio investments in its portfolio as of the following periods:

($ in thousands)	September 30, 2024	December 31, 2023
Total senior secured debt investments(1)	$1,130,869	$1,117,310
Weighted average spread over base rate(1)	3.93%	4.27%
Number of portfolio companies	71	62
Largest funded investment to a single borrower(1)	37,336	39,851
_______________
(1)At par.

OBDC SLF LLC’s Portfolio As of September 30, 2024 ($ in thousands) (Unaudited)
Company(1)(2)(4)(5)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(3)	Fair Value	Percentage of Net Assets
Debt Investments
Aerospace and defense
Applied Composites Holdings, LLC (fka AC&A Enterprises Holdings, LLC)(6)(9)(11)	First lien senior secured loan	S +	6.00% (.25% PIK)	01/2025	34,274	34,251	22,587	5.3%
Applied Composites Holdings, LLC (fka AC&A Enterprises Holdings, LLC)(6)(9)(11)	First lien senior secured revolving loan	S +	6.00% (.25% PIK)	01/2025	3,062	3,061	2,018	0.5%
Bleriot US Bidco Inc.(11)	First lien senior secured loan	S +	3.25%	10/2030	24,924	24,924	24,929	5.8%
Dynasty Acquisition Co., Inc. (dba StandardAero Limited)(10)	First lien senior secured loan	S +	3.50%	08/2028	19,800	19,800	19,804	4.6%
						82,036	69,338	16.2%
Automotive services
Holley Inc.(10)	First lien senior secured loan	S +	3.75%	11/2028	18,820	18,728	18,255	4.3%
Mavis Tire Express Services Topco Corp.(10)	First lien senior secured loan	S +	3.50%	05/2028	2,874	2,874	2,870	0.7%
PAI Holdco, Inc.(11)	First lien senior secured loan	S +	3.75%	10/2027	13,600	13,311	12,425	2.9%
Wand Newco 3, Inc. (dba Caliber )(11)	First lien senior secured loan	S +	3.25%	01/2031	4,988	4,988	4,979	1.2%
						39,901	38,529	9.1%
Buildings and real estate
CoreLogic Inc.(10)	First lien senior secured loan	S +	3.50%	06/2028	4,739	4,502	4,685	1.1%
Wrench Group LLC(11)	First lien senior secured loan	S +	4.00%	10/2028	31,519	31,461	31,495	7.4%
						35,963	36,180	8.5%
Business services
Boxer Parent Company Inc. (f/k/a BMC)(11)	First lien senior secured loan	S +	3.75%	07/2031	15,000	14,964	14,960	3.5%
CoolSys, Inc.(6)(11)	First lien senior secured loan	S +	4.75%	08/2028	26,954	26,174	26,415	6.2%
ConnectWise, LLC(11)	First lien senior secured loan	S +	3.50%	09/2028	16,533	16,480	16,491	3.8%
LABL, Inc.(10)	First lien senior secured loan	S +	5.00%	10/2028	4,735	4,689	4,619	1.1%
Packers Holdings, LLC(10)	First lien senior secured loan	S +	3.25%	03/2028	10,191	10,017	5,293	1.2%
POLARIS PURCHASER, INC. (dba Plusgrade)(6)(11)	First lien senior secured loan	S +	4.00%	03/2031	2,411	2,411	2,411	0.6%
XPLOR T1, LLC(6)(11)	First lien senior secured loan	S +	4.25%	06/2031	10,000	9,952	10,050	2.3%
						84,687	80,239	18.7%

OBDC SLF LLC’s Portfolio As of September 30, 2024 ($ in thousands) (Unaudited)
Company(1)(2)(4)(5)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(3)	Fair Value	Percentage of Net Assets
Chemicals
Advancion Holdings, LLC (fka Aruba Investments Holdings, LLC)(10)	First lien senior secured loan	S +	4.00%	11/2027	17,558	17,274	17,437	4.1%
Derby Buyer LLC (dba Delrin)(10)	First lien senior secured loan	S +	3.50%	11/2030	9,950	9,950	9,953	2.3%
						27,224	27,390	6.4%
Consumer products
Olaplex, Inc.(10)	First lien senior secured loan	S +	3.50%	02/2029	23,803	23,107	22,595	5.2%
						23,107	22,595	5.2%
Containers and packaging
BW Holding, Inc.(11)	First lien senior secured loan	S +	4.00%	12/2028	20,774	19,926	19,016	4.4%
Five Star Lower Holding LLC(11)	First lien senior secured loan	S +	4.25%	05/2029	15,567	15,404	15,155	3.5%
Ring Container Technologies Group, LLC(10)	First lien senior secured loan	S +	2.75%	08/2028	12,344	12,344	12,326	2.9%
						47,674	46,497	10.8%
Distribution
BCPE Empire Holdings, Inc. (dba Imperial-Dade)(10)	First lien senior secured loan	S +	4.00%	01/2027	24,503	24,503	24,501	5.6%
Dealer Tire Financial, LLC(10)	First lien senior secured loan	S +	3.50%	07/2031	30,495	30,346	30,535	7.1%
Foundation Building Materials, Inc.(11)	First lien senior secured loan	S +	4.00%	01/2031	9,975	9,926	9,699	2.3%
						64,775	64,735	15.0%
Education
Spring Education Group, Inc. (fka SSH Group Holdings, Inc.)(11)	First lien senior secured loan	S +	4.00%	10/2030	19,850	19,850	19,955	4.7%
Ellucian Holdings Inc. (f/k/a Sophia, L.P.)(10)	First lien senior secured loan	S +	3.50%	10/2029	24,625	24,597	24,675	5.7%
						44,447	44,630	10.4%
Financial services
Saphilux S.a.r.L. (dba IQ-EQ)(6)(11)	First lien senior secured loan	S +	3.50%	07/2028	15,920	15,920	15,960	3.7%
						15,920	15,960	3.7%
Food and beverage
Balrog Acquisition, Inc. (dba Bakemark)(10)	First lien senior secured loan	S +	4.00%	09/2028	24,313	24,154	24,283	5.7%
Dessert Holdings(10)	First lien senior secured loan	S +	4.00%	06/2028	25,262	25,150	23,865	5.6%
Fiesta Purchaser, Inc. (dba Shearer's Foods)(10)	First lien senior secured loan	S +	4.00%	02/2031	11,970	11,462	11,968	2.8%
Fiesta Purchaser, Inc. (dba Shearer's Foods)(6)(7)(9)(11)	First lien senior secured revolving loan	S +	4.50%	02/2029	62	10	61	—%
						60,776	60,177	14.1%
Healthcare equipment and services
Cadence, Inc.(6)(11)	First lien senior secured loan	S +	4.75%	05/2026	28,157	28,027	27,101	6.3%
Cadence, Inc.(6)(7)(9)(11)	First lien senior secured revolving loan	S +	5.00%	02/2029	4,389	4,370	4,114	1.0%
Confluent Medical Technologies, Inc.(6)(11)	First lien senior secured loan	S +	3.75%	02/2029	9,837	9,780	9,861	2.3%
Medline Borrower, LP(10)	First lien senior secured loan	S +	2.75%	10/2028	22,205	22,205	22,203	5.2%
Packaging Coordinators Midco, Inc.(11)	First lien senior secured loan	S +	3.25%	11/2027	4,874	4,874	4,870	1.1%
Resonetics, LLC(10)	First lien senior secured loan	S +	3.75%	06/2031	20,000	19,952	20,009	4.7%
						89,208	88,158	20.6%

OBDC SLF LLC’s Portfolio As of September 30, 2024 ($ in thousands) (Unaudited)
Company(1)(2)(4)(5)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(3)	Fair Value	Percentage of Net Assets
Healthcare providers and services
Confluent Health, LLC(6)(10)	First lien senior secured loan	S +	4.00%	11/2028	24,392	24,313	23,905	5.6%
Covetrus, Inc.(11)	First lien senior secured loan	S +	5.00%	10/2029	14,775	14,081	13,971	3.3%
Phoenix Newco, Inc. (dba Parexel)(10)	First lien senior secured loan	S +	3.00%	11/2028	25,776	25,776	25,770	6.1%
Physician Partners, LLC(6)(12)	First lien senior secured loan	S +	4.00%	12/2028	9,750	9,684	6,946	1.6%
						73,854	70,592	16.6%
Healthcare technology
Athenahealth Group Inc.(10)	First lien senior secured loan	S +	3.25%	02/2029	17,429	17,372	17,301	4.0%
Bracket Intermediate Holding Corp.(11)	First lien senior secured loan	S +	5.00%	05/2028	19,750	19,295	19,821	4.6%
Cotiviti, Inc.(6)(10)	First lien senior secured loan	S +	3.25%	05/2031	9,950	9,904	9,950	2.3%
Ensemble RCM, LLC(11)	First lien senior secured loan	S +	3.00%	08/2029	4,987	4,940	4,991	1.2%
Imprivata, Inc.(11)	First lien senior secured loan	S +	3.50%	12/2027	19,552	19,552	19,602	4.6%
PointClickCare Technologies, Inc.(6)(11)	First lien senior secured loan	S +	3.00%	12/2027	4,813	4,813	4,814	1.1%
Project Ruby Ultimate Parent Corp. (dba Wellsky)(10)	First lien senior secured loan	S +	3.50%	03/2028	4,975	4,954	4,972	1.2%
						80,830	81,451	19.0%
Insurance
Acrisure, LLC(10)	First lien senior secured loan	S +	3.25%	11/2030	9,531	9,531	9,430	2.2%
Ardonagh Midco 3 PLC(12)	First lien senior secured loan	S +	3.75%	02/2031	15,000	14,927	15,009	3.5%
AssuredPartners, Inc.(10)	First lien senior secured loan	S +	3.50%	02/2031	9,950	9,938	9,938	2.3%
Asurion, LLC(10)	First lien senior secured loan	S +	4.25%	08/2028	7,811	7,526	7,687	1.8%
Broadstreet Partners, Inc.(10)	First lien senior secured loan	S +	4.25%	06/2031	4,963	4,957	4,941	1.2%
Integro Parent Inc.(6)(9)(11)	First lien senior secured loan	S +	12.25% (PIK)	10/2024	3,963	3,963	3,963	0.9%
Integro Parent Inc.(6)(9)	First lien senior secured revolving loan	S +	12.25% (PIK)	10/2024	799	799	799	0.2%
Hyperion Refinance S.à r.l (dba Howden Group)(10)	First lien senior secured loan	S +	3.50%	04/2030	24,675	24,652	24,679	5.8%
Truist Insurance Holdings, LLC(11)	First lien senior secured loan	S +	3.25%	05/2031	12,500	12,337	12,469	2.9%
Truist Insurance Holdings, LLC(7)(9)(11)	First lien senior secured revolving loan	S +	3.25%	05/2029	75	75	70	—%
Soliant Lower Intermediate, LLC (dba Soliant)(10)	First lien senior secured loan	S +	3.75%	07/2031	10,000	9,590	10,000	2.3%
Soliant Lower Intermediate, LLC (dba Soliant)(6)(7)(9)(10)	First lien senior secured revolving loan	S +	3.75%	06/2031	167	119	167	—%
						98,414	99,152	23.1%
Internet software and services
Barracuda Networks, Inc.(12)	First lien senior secured loan	S +	4.50%	08/2029	19,904	19,453	19,317	4.5%
Cloud Software Group, Inc.(11)	First lien senior secured loan	S +	4.50%	03/2031	5,000	4,965	5,011	1.2%
Fortra, LLC (f/k/a Help/Systems Holdings, Inc.)(10)	First lien senior secured loan	S +	4.00%	11/2026	14,580	14,507	13,882	3.2%
Mitchell International, Inc.(10)	First lien senior secured loan	S +	3.25%	06/2031	10,000	9,952	9,844	2.3%
Proofpoint, Inc.(10)	First lien senior secured loan	S +	3.00%	08/2028	9,925	9,925	9,918	2.3%

OBDC SLF LLC’s Portfolio As of September 30, 2024 ($ in thousands) (Unaudited)
Company(1)(2)(4)(5)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(3)	Fair Value	Percentage of Net Assets
Sedgwick Claims Management Services, Inc.(11)	First lien senior secured loan	S +	3.00%	07/2031	15,000	14,965	14,967	3.5%
Storable, Inc.(10)	First lien senior secured loan	S +	3.50%	04/2028	14,923	14,825	14,950	3.5%
						88,592	87,889	20.5%
Manufacturing
Engineered Machinery Holdings, Inc. (dba Duravant)(11)	First lien senior secured loan	S +	3.75%	05/2028	34,038	33,936	34,123	8.0%
JSG II, Inc.(6)(10)	First lien senior secured loan	S +	4.50%	06/2026	3,192	3,184	3,192	0.7%
Safety Products/JHC Acquisition Corp. (dba Justrite Safety Group)(6)(7)	First lien senior secured delayed draw term loan	S +	4.50%	06/2026	—	—	—	—%
Gloves Buyer, Inc. (dba Protective Industrial Products)(10)	First lien senior secured loan	S +	4.00%	12/2027	14,613	14,498	14,549	3.4%
Pro Mach Group, Inc.(10)	First lien senior secured loan	S +	3.50%	08/2028	24,446	24,447	24,512	5.7%
						76,065	76,376	17.8%
Professional services
Apex Group Treasury LLC(12)	First lien senior secured loan	S +	3.75%	07/2028	32,105	32,033	32,104	7.5%
Sovos Compliance, LLC(10)	First lien senior secured loan	S +	4.50%	08/2028	25,068	24,963	25,032	5.8%
Vistage International, Inc.(11)	First lien senior secured loan	S +	4.75%	07/2029	9,924	9,879	9,905	2.3%
						66,875	67,041	15.6%
Telecommunications
EOS U.S. Finco LLC(11)	First lien senior secured loan	S +	6.00%	10/2029	21,641	20,616	17,449	4.1%
EOS U.S. Finco LLC(7)(8)(12)	First lien senior secured delayed draw term loan	S +	6.00%	05/2026	70	17	(363)	(0.1)%
						20,633	17,086	4.0%

Total Debt Investments						$1,120,981	$1,094,015	255.3%
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
(10)The interest rate on these loans is subject to 1 month SOFR, which as of September 30, 2024 was 4.85%.
(11)The interest rate on these loans is subject to 3 month SOFR, which as of September 30, 2024 was 4.59%.
(12)The interest rate on these loans is subject to 6 month SOFR, which as of September 30, 2024 was 4.25%.

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
(11)The interest rate on these loans is subject to 3 month SOFR, which as of December 31, 2023 was 5.33%.
(12)The interest rate on these loans is subject to 6 month SOFR, which as of December 31, 2023 was 5.16%.

The table below presents selected balance sheet information for OBDC SLF as of the following periods:

($ in thousands)	September 30, 2024 (Unaudited)	December 31, 2023
Assets
Investments at fair value (amortized cost of $1,120,981 and $1,101,110, respectively)	$1,094,015	$1,087,898
Cash	59,417	37,617
Interest receivable	10,024	7,734
Receivable for investments sold	6,472	—
Prepaid expenses and other assets	1,641	6,992
Total Assets	$1,171,569	$1,140,241
Liabilities
Debt (net of unamortized debt issuance costs of $3,574 and $4,930, respectively)	$716,412	$721,953
Distributions payable	15,149	14,832
Payable for investments purchased	156	—
Accrued expenses and other liabilities	11,378	11,701
Total Liabilities	743,095	748,486
Members' Equity
Members' Equity	428,474	391,755
Members' Equity	428,474	391,755
Total Liabilities and Members' Equity	$1,171,569	$1,140,241

The table below presents selected statement of operations information for OBDC SLF for the following periods:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
($ in thousands)	2024	2023	2024	2023
Investment Income
Interest income	$29,643	$29,362	$90,841	$79,868
Other income	87	91	1,118	222
Total Investment Income	29,730	29,453	91,959	80,090
Expenses
Interest expense	14,212	13,817	41,568	37,873
Professional fees	214	336	703	823
Total Expenses	14,426	14,153	42,271	38,696
Net Investment Income Before Taxes	15,304	15,300	49,688	41,394
Tax expense (benefit)	(5)	(920)	279	272
Net Investment Income After Taxes	$15,309	$16,220	$49,409	$41,122
Net Realized and Change in Unrealized Gain (Loss) on Investments
Net change in unrealized gain (loss) on investments	(9,524)	4,767	(13,753)	15,345
Net realized gain on investments	(85)	(1,500)	(649)	(3,146)
Total Net Realized and Change in Unrealized Gain (Loss) on Investments	(9,609)	3,267	(14,402)	12,199
Net Increase in Members' Equity Resulting from Operations	$5,700	$19,487	$35,007	$53,321
On August 9, 2017, Sebago Lake Financing LLC and SL Lending LLC, wholly-owned subsidiaries of OBDC SLF, entered into a credit facility with Goldman Sachs Bank USA. Goldman Sachs Bank USA serves as the sole lead arranger, syndication agent and administrative agent, and State Street Bank and Trust Company serves as the collateral administrator and agent. The credit facility includes a maximum borrowing capacity of $500 million. On June 22, 2021, Sebago Lake Financing LLC and SL Lending LLC entered into an amendment with Goldman Sachs Bank USA to extend the reinvestment period on the credit facility to October 6, 2021, and again on September 20, 2021, extended the reinvestment period on the credit facility to December 6, 2021. As of September 30, 2024, there was $486.0 million outstanding under the credit facility.
On March 1, 2022, SLF Financing I LLC, a wholly-owned subsidiary of OBDC SLF, entered into a credit facility with Natixis, New York Branch which serves as the administrative agent and the initial lender, and State Street Bank and Trust Company which serves as the collateral agent, collateral administrator and custodian. The re-investment period on the credit facility ended on March 1, 2024 and the maturity date of the credit facility is March 1, 2032. As of September 30, 2024, there was $234.0 million outstanding under the credit facility.
The table below presents the components of interest expense for the following periods:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
($ in thousands)	2024	2023	2024	2023
Interest expense	$13,488	$13,450	$40,057	$36,743
Amortization of debt issuance costs	724	367	1,511	1,130
Total Interest Expense	$14,212	$13,817	$41,568	$37,873
Average interest rate	7.4%	7.3%	7.4%	10.5%
Average daily borrowings	$712,858	$718,872	$715,138	$696,861

Blue Owl Credit SLF LLC
On May 6, 2024 Blue Owl Credit SLF LLC (“Credit SLF”), a Delaware limited liability company, was formed as a joint venture between us, Blue Owl Capital Corporation II, Blue Owl Capital Corporation III, Blue Owl Credit Income Corp., Blue Owl Technology Finance Corp., Blue Owl Technology Finance Corp. II, Blue Owl Technology Income Corp., and State Teachers Retirement System of Ohio (“OSTRS”) (each, a “Credit SLF Member” and collectively, the “Credit SLF Members”). The Credit SLF Members co-manage Credit SLF. Credit SLF’s principal purpose is to make investments in senior secured loans to middle-market companies, broadly syndicated loans and senior and subordinated notes issued by collateralized loan obligations. Credit SLF is managed by a board consisting of an equal number of representatives appointed by each Credit SLF Member and which acts unanimously. Investment decisions must be approved by Credit SLF’s board. Our investment in Credit SLF is a co-investment made with our affiliates in accordance with the terms of the Order that it received from the SEC. We do not consolidate our non-controlling interest in Credit SLF.
Refer to Exhibit 99.1 for Credit SLF's Supplemental Financial Information.
Results of Operations
The below table presents our operating results for the following periods:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
($ in millions)	2024	2023	2024	2023
Total Investment Income	$406.0	$399.0	$1,202.4	$1,170.9
Less: Operating expenses	217.5	206.2	634.4	607.8
Net Investment Income (Loss) Before Taxes	$188.5	$192.8	$568.0	$563.1
Less: Income tax expense (benefit), including excise tax expense (benefit)	3.6	2.7	11.2	8.5
Net Investment Income (Loss) After Taxes	$184.9	$190.1	$556.8	$554.6
Net change in unrealized gain (loss)	5.8	16.9	(47.5)	102.5
Net realized gain (loss)	(55.3)	(0.1)	(69.2)	(52.8)
Net Increase (Decrease) in Net Assets Resulting from Operations	$135.4	$206.9	$440.1	$604.3
Net increase (decrease) in net assets resulting from operations can vary from period to period as a result of various factors, including the level of new investment commitments, expenses, the recognition of realized gains and losses and changes in unrealized appreciation and depreciation on the investment portfolio. For the period ended September 30, 2024, our net asset value per share decreased, primarily driven by decreases in the fair value of certain debt investments.
Investment Income
The table below presents investment income for the following periods:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
($ in millions)	2024	2023	2024	2023
Interest income from investments	$307.7	$313.4	$904.8	$908.3
Payment-in-kind interest income from investments	46.0	41.7	132.4	129.6
Dividend income from investments	46.8	41.4	148.0	119.7
Other income	5.5	2.5	17.2	13.3
Total investment income	$406.0	$399.0	$1,202.4	$1,170.9
For the three months ended September 30, 2024 and 2023
Investment income increased to $406.0 million for the three months ended September 30, 2024 from $399.0 million for the same period in prior year primarily due to an increase in dividend income, partially offset by a decrease in the yield of our debt investment portfolio from 11.8% to 11.0% period over period. Fees received from unscheduled paydowns increased to $6.3 million for the three months ended September 30, 2024 from $3.9 million for the same period in prior year due to an increase in repayment activity for the period. For the three months ended September 30, 2024 and 2023, payment-in-kind income represented 13.5% and 12.7% of investment income, respectively. Dividend income increased to $46.8 million from $41.4 million in the prior period, primarily due to an increase in dividends earned from our controlled, affiliated and non-controlled, affiliated equity investments. Other income increased period over period due to an increase in incremental fee income, which are fees that are generally available to us as a result of closing investments and normally paid at the time of closing. We expect that investment income will vary based on a variety of factors including the pace of our originations and repayments.
For the nine months ended September 30, 2024 and 2023
Investment income increased to $1,202.4 million for the nine months ended September 30, 2024 from $1,170.9 million for the same period in prior year primarily due to an increase in dividend income and an increase in prepayment fees and accelerated amortization of upfront fees from unscheduled paydowns (which are non-recurring in nature), partially offset by a decrease in the yield of our debt investment portfolio from 11.8% to 11.0% period over period. Fees received from unscheduled paydowns increased to $27.2 million for the nine months ended September 30, 2024 from $8.9 million for the same period in prior year due to an increase in repayment activity for the period. For the nine months ended September 30, 2024 and 2023, payment-in-kind income represented 13.3% and 13.4% of investment income, respectively. Dividend income increased to $148.0 million from $119.7 million in the prior period, primarily due to an increase in dividends earned from our controlled, affiliated and non-controlled, affiliated equity investments. Other income increased period over period due to an increase in incremental fee income, which are fees that are generally available to us as a result of closing investments and normally paid at the time of closing. We expect that investment income will vary based on a variety of factors including the pace of our originations and repayments.
Expenses
The table below presents our expenses for the following periods:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
($ in millions)	2024	2023	2024	2023
Interest expense	$121.3	$110.4	$349.5	$324.4
Management fee	49.3	47.8	144.5	143.9
Performance based incentive fees	39.2	40.3	118.1	117.6
Professional fees	3.5	3.9	11.2	11.7
Directors' fees	0.3	0.5	1.0	1.0
Other general and administrative	4.0	3.3	10.1	9.2
Total operating expenses	$217.6	$206.2	$634.4	$607.8
Under the terms of the Administration Agreement, we reimburse the Adviser for services performed for us. In addition, pursuant to the terms of the Administration Agreement, the Adviser may delegate its obligations under the Administration Agreement to an affiliate or to a third party and we reimburse the Adviser for any services performed for us by such affiliate or third party.
For the three months ended September 30, 2024 and 2023
Total expenses increased for the period ended September 30, 2024 compared to the same period in prior year, primarily driven by an increase in interest expense. Interest expense increased due to an increase in average interest rate period over period from 5.6% to 5.8% and an increase in daily average borrowings from $7.3 billion to $7.9 billion. As a percentage of total assets, management fees, incentive fees, professional fees, directors’ fees and other general and administrative expenses remained relatively consistent period over period.
For the nine months ended September 30, 2024 and 2023
Total expenses increased to $634.4 million for the nine months ended September 30, 2024 from $607.8 million for the same period in the prior year primarily due to an increase in interest expense. The increase in interest expense was driven by an increase in the average interest rate to 5.7% from 5.4% period over period and an increase in the average daily borrowings to $7.5 billion from $7.4 billion period over period. As a percentage of total assets, management fees, incentive fees, professional fees, directors’ fees and other general and administrative expenses remained relatively consistent period over period.
Income Taxes, Including Excise Taxes
We have elected to be treated as a RIC under Subchapter M of the Code, and we intend to operate in a manner so as to continue to qualify for the tax treatment applicable to RICs. To qualify for tax treatment as a RIC, we must, among other things, distribute to our shareholders in each taxable year generally at least 90% of our investment company taxable income, as defined by the Code, and net tax-exempt income for that taxable year. In addition, a RIC may, in certain cases, satisfy this distribution requirement by distributing dividends relating to a taxable year after the close of such taxable year under the “spillover dividend” provisions of subchapter M. As of September 30, 2024 we have generated undistributed taxable earnings “spillover” of approximately $0.41 per share. The undistributed taxable earnings spillover will be carried forward toward distributions to be paid in accordance with RIC requirements. To maintain our tax treatment as a RIC, we, among other things, intend to make the requisite distributions to our shareholders, which generally relieves us from U.S. federal income taxes at corporate rates.
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
For the three and nine months ended September 30, 2024, we recorded U.S. federal income tax expense/(benefit) of $3.6 million and $11.2 million, respectively, including U.S. federal excise tax expense/(benefit) of $1.7 million and $5.3 million, respectively. For the three and nine months ended September 30, 2023, we recorded U.S. federal income tax expense/(benefit) of

$2.7 million and $8.5 million, respectively, including U.S. federal excise tax expense/(benefit) of $0.9 million and $3.6 million, respectively.
Certain of our consolidated subsidiaries are subject to U.S. federal and state income taxes. For the three and nine months ended September 30, 2024, we recorded a current net tax expense of approximately $0.4 million and $0.7 million for taxable subsidiaries, respectively. For the three months ended September 30, 2023, we recorded a current net tax benefit of approximately $(1.0) million. For the nine months ended September 30, 2023 we did not record a current tax expense or benefit. The income tax expense for our taxable consolidated subsidiaries will vary depending on the level of investment income earnings and realized gains from the exits of investments held by such taxable subsidiaries during the respective periods.
Net Unrealized Gains (Losses)
We fair value our portfolio investments quarterly and any changes in fair value are recorded as unrealized gains or losses. During the following periods, net unrealized gains (losses) were:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
($ in millions)	2024	2023	2024	2023
Net change in unrealized gain (loss) on investments	$9.3	$20.8	$(54.2)	$106.5
Income tax (provision) benefit	(1.2)	(1.5)	(1.2)	(4.2)
Net change in translation of assets and liabilities in foreign currencies	(2.3)	(2.3)	7.9	0.3
Net change in unrealized gain (loss)	$5.8	$17.0	$(47.5)	$102.6
For the three months ended September 30, 2024 and 2023
For the three months ended September 30, 2024, the net unrealized gain was primarily driven by a decrease in the fair value of certain debt investments, offset by reversal of a prior period unrealized loss that was realized during the period in connection with the restructuring of a debt investment and increases in the fair value of certain equity investments. The ten largest contributors to the change in net unrealized gain (loss) on investments during the following period consisted of the following:

For the Three Months Ended September 30, 2024
Portfolio Company ($ in millions)	Net Change in Unrealized Gain (Loss)
Pluralsight, LLC	$55.4
KPCI Holdings, L.P.	12.7
The Better Being Co., LLC (fka Nutraceutical International Corporation)	7.4
PHM Netherlands Midco B.V. (dba Loparex)	5.6
H-Food Holdings, LLC	(6.4)
CIBT Global, Inc.	(6.5)
OBDC SLF LLC (fka Blue Owl Capital Corporation Senior Loan Fund LLC)(1)	(8.4)
Conair Holdings LLC	(8.6)
Walker Edison Furniture Company LLC(1)	(11.6)
National Dentex Labs LLC (fka Barracuda Dental LLC)	(15.1)
Remaining Portfolio Companies	(15.2)
Total	$9.3
________
(1)Portfolio company is controlled, affiliated investment.
For the three months ended September 30, 2023, the net unrealized gain was primarily driven by an increase in the fair value of certain equity investments while our our debt portfolio remained relatively flat as compared to June 30, 2023. The ten largest contributors to the change in net unrealized gain (loss) on investments during the following period consisted of the following:

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

For the Nine Months Ended September 30, 2024 and 2023
For the nine months ended September 30, 2024, the net unrealized loss was primarily driven by a decrease in the fair value of certain debt investments, partially offset by an increase in the fair value of certain equity investments and credit spreads tightening across broader markets. The ten largest contributors to the change in net unrealized gain (loss) on investments during the following period consisted of the following:

For the Nine Months Ended September 30, 2024
Portfolio Company ($ in millions)	Net Change in Unrealized Gain (Loss)
KPCI Holdings, L.P.	$22.8
The Better Being Co., LLC (fka Nutraceutical International Corporation)	18.3
Fifth Season Investments LLC(1)	17.5
Remaining Portfolio Companies	28.6
CIBT Global, Inc.	(8.5)
Tall Tree Foods, Inc.	(11.0)
PS Operating Company LLC (fka QC Supply, LLC)(1)	(11.8)
OBDC SLF LLC (fka Blue Owl Capital Corporation Senior Loan Fund LLC)(1)	(12.1)
National Dentex Labs LLC (fka Barracuda Dental LLC)	(18.6)
Walker Edison Furniture Company LLC(1)	(22.5)
H-Food Holdings, LLC	(56.9)
Total	$(54.2)
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

For the Nine Months Ended September 30, 2023
Portfolio Company ($ in millions)	Net Change in Unrealized Gain (Loss)
Walker Edison Furniture Company LLC(1)	$31.1
Windows Entities	16.0
OBDC Senior Loan Fund LLC (fka ORCC Senior Loan Fund)(1)	13.4
Eagle Infrastructure Services, LLC(1)	12.3
Wingspire Capital LLC(1)	9.7
Aviation Solutions Midco, LLC (dba STS Aviation)	9.0
ConAir Holdings LLC	7.2
Remaining Portfolio Companies	42.4
Nutraceutical International Corporation	(8.0)
Cornerstone OnDemand, Inc.	(8.9)
Hearthside Food Solutions LLC	(17.7)
Total	$106.5
________
(1)Portfolio company is controlled, affiliated investment.
Net Realized Gains (Losses)
The table below presents the realized gains and losses on fully exited and partially exited portfolio companies during the following periods:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
($ in millions)	2024	2023	2024	2023
Net realized gain (loss) on investments	$(55.3)	$0.2	$(60.4)	$(52.1)
Net realized gain (loss) on foreign currency transactions(1)	—	(0.3)	(8.8)	(0.7)
Net realized gain (loss)	$(55.3)	$(0.1)	$(69.2)	$(52.8)
_______________
(1)Rounds to less than $0.1 million for the three months ended September 30, 2024.
Realized Gross Internal Rate of Return
Since we began investing in 2016 through September 30, 2024, our exited investments have resulted in an aggregate cash flow realized gross internal rate of return to us of approximately 10% (based on total capital invested of $15.63 billion and total proceeds from these exited investments of $19.07 billion.
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
We may from time to time enter into additional credit facilities, increase the size of our existing credit facilities, enter into additional debt securitization transactions, or issue additional debt securities. Any such incurrence or issuance would be subject to prevailing market conditions, our liquidity requirements, contractual and regulatory restrictions and other factors. In accordance with the 1940 Act, with certain limited exceptions, we are only allowed to incur borrowings, issue debt securities or issue preferred stock, if immediately after the borrowing or issuance, the ratio of total assets (less total liabilities other than indebtedness) to total indebtedness plus preferred stock, is at least 150%. Our current target ratio is 0.90x-1.25x. As of September 30, 2024, our weighted average total cost of debt was 6.2%. In addition, from time to time, we may seek to retire, repurchase, or exchange debt securities in open market purchases or by other means, including privately negotiated transactions, in each case dependent on market conditions, liquidity, contractual obligations, and other matters. The amounts involved in any such transactions, individually or in the aggregate, may be material.
As of September 30, 2024 and December 31, 2023, our asset coverage ratio was 176% and 183%, respectively. We seek to carefully consider our unfunded commitments for the purpose of planning our ongoing financial leverage. Further, we maintain sufficient borrowing capacity within the 150% asset coverage limitation to cover any outstanding unfunded commitments we are required to fund.
Cash and restricted cash as of September 30, 2024, taken together with our available debt, is expected to be sufficient for our investing activities and to conduct our operations in the near term. As of September 30, 2024, we had $1.62 billion available under our credit facilities.
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
As of September 30, 2024, we had $481.3 million in cash and restricted cash. During the nine months ended September 30, 2024, $285.7 million in cash was used in operating activities, primarily as a result of funding portfolio investments of $3.75 billion offset by sell downs and repayments of $3.11 billion and other operating activity of $355.8 million. Lastly, cash provided by financing activities was $107.4 million during the period, which was primarily the result of net borrowings on debt of $622.4 million partially offset by distributions paid of $491.7 million and debt issuance costs of $23.3 million.
Equity
Equity Issuances
There were no sales of our common stock during the three and nine months ended September 30, 2024 and 2023.

Distributions
The following tables present the distributions declared on shares of the Company’s common stock for the following periods:

	For the Nine Months Ended September 30, 2024
Date Declared	Record Date	Payment Date	Distribution per Share
August 6, 2024	September 30, 2024	October 15, 2024	$0.37
August 6, 2024 (supplemental dividend)	August 30, 2024	September 13, 2024	$0.06
May 7, 2024	June 28, 2024	July 15, 2024	$0.37
May 7, 2024 (supplemental dividend)	May 31, 2024	June 14, 2024	$0.05
February 21, 2024	March 29, 2024	April 15, 2024	$0.37
February 21, 2024 (supplemental dividend)	March 1, 2024	March 15, 2024	$0.08

	For the Nine Months Ended September 30, 2023
Date Declared	Record Date	Payment Date	Distribution per Share
August 8, 2023	September 29, 2023	October 13, 2023	$0.33
August 8, 2023 (supplemental dividend)	August 31, 2023	September 15, 2023	$0.07
May 9, 2023	June 30, 2023	July 14, 2023	$0.33
May 9, 2023 (supplemental dividend)	May 31, 2023	June 15, 2023	$0.06
February 21, 2023	March 31, 2023	April 14, 2023	$0.33
February 21, 2023 (supplemental dividend)	March 3, 2023	March 17, 2023	$0.04
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

The tables below present the shares distributed pursuant to the dividend reinvestment plan for the following periods:

	For the Nine Months Ended September 30, 2024
Date Declared	Record Date	Payment Date	Shares
August 6, 2024 (supplemental dividend)	August 30, 2024	September 13, 2024	91,665	(1)
May 7, 2024	June 28, 2024	July 15, 2024	467,966	(1)
May 7, 2024 (supplemental dividend)	May 31, 2024	June 14, 2024	59,356
February 21, 2024	March 29, 2024	April 15, 2024	425,080
February 21, 2024 (supplemental dividend)	March 1, 2024	March 15, 2024	97,218	(1)
November 7, 2023	December 29, 2023	January 12, 2024	427,564	(1)
_______________
(1)Shares purchased in the open market in order to satisfy dividends reinvested under our dividend reinvestment program.

	For the Nine Months Ended September 30, 2023
Date Declared	Record Date	Payment Date	Shares
August 8, 2023 (supplemental dividend)	August 31, 2023	September 15, 2023	89,305	(1)
May 9, 2023	June 30, 2023	July 14, 2023	516,771	(1)
May 9, 2023 (supplemental dividend)	May 31, 2023	June 15, 2023	84,373	(1)
February 21, 2023	March 31, 2023	April 14, 2023	558,872	(1)
February 21, 2023 (supplemental dividend)	March 3, 2023	March 17, 2023	77,157	(1)
November 1, 2022	December 30, 2022	January 13, 2023	583,495	(1)
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
2022 Stock Repurchase Program
On November 1, 2022, our Board approved the 2022 Stock Repurchase Program under which we may repurchase up to $150 million of our outstanding common stock. Under the 2022 Stock Repurchase Program, purchases may be made at our management’s discretion from time to time in open-market transactions, in accordance with all applicable securities laws and regulations. Unless extended by the Board, the 2022 Stock Repurchase Program terminates 18-months from the date it was approved and on May 2, 2024, the 2022 Stock Repurchase Program ended in accordance with its terms. Since the 2022 Stock Repurchase Program’s inception, the agent has repurchased 4,090,138 shares of our common stock pursuant to the 2022 Stock Repurchase Program for approximately $50.0 million. For the period ended September 30, 2023, repurchases under the 2022 Stock Repurchase Program were as follows. For the period ended September 30, 2024, there were no repurchases under the 2022 Stock Repurchase Program.

Period ($ in millions, except share and per share amounts)(1)	Total Number of Shares Repurchased	Average Price Paid per Share	Approximate Dollar Value of Shares that have been Purchased Under the Plans	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan
January 1, 2023 - January 31, 2023	1,493,034	$12.19	$18.2	$115.9
February 1, 2023 - February 28, 2023	29,154	$12.98	$0.4	$115.5
March 1, 2023 - March 31, 2023	278,419	$12.61	$3.5	$112.0
April 1, 2023 - April 30, 2023	687,545	$12.65	$8.7	$103.3
May 1, 2023 - May 31, 2023	190,355	$12.53	$2.4	$100.9
June 1, 2023 - June 30, 2023	65,305	$13.50	$0.9	$100.0
July 1, 2023 - July 31, 2023	—	$—	—	$100.0
August 1, 2023 - August 31, 2023	—	$—	—	$100.0
September 1, 2023 - September 30, 2023	—	$—	—	$100.0
Total	2,743,812		$34.1
2024 Stock Repurchase Program
On May 6, 2024, the Board approved the 2024 Stock Repurchase Program under which the Company may repurchase up to $150 million of the Company's common stock. Under the 2024 Stock Repurchase Program, purchases may be made at management's discretion from time to time in open-market transactions, in accordance with all applicable rules and regulations. Unless extended by the Board, the 2024 Stock Repurchase Program will terminate 18-months from the date it was approved. There were no repurchases during the period ended September 30, 2024.

Debt
Aggregate Borrowings
The tables below present debt obligations as of the following periods:

	September 30, 2024
($ in thousands)	Aggregate Principal Committed	Outstanding Principal	Amount Available(1)	Unamortized Debt Issuance Costs	Net Carrying Value
Revolving Credit Facility(2)(4)	$2,630,000	$950,281	$1,624,826	$(18,154)	$932,127
SPV Asset Facility II	300,000	300,000	—	(3,891)	296,109
CLO I	390,000	390,000	—	(3,730)	386,270
CLO II	260,000	260,000	—	(2,312)	257,688
CLO III	260,000	260,000	—	(1,704)	258,296
CLO IV	292,500	292,500	—	(3,920)	288,580
CLO V	509,625	509,625	—	(2,383)	507,242
CLO VII	239,150	239,150	—	(1,661)	237,489
CLO X	260,000	260,000	—	(1,722)	258,278
2025 Notes	425,000	425,000	—	(860)	424,140
July 2025 Notes	500,000	500,000	—	(1,512)	498,488
2026 Notes	500,000	500,000	—	(2,996)	497,004
July 2026 Notes	1,000,000	1,000,000	—	(8,843)	991,157
2027 Notes(3)	500,000	500,000	—	(4,588)	468,103
2028 Notes	850,000	850,000	—	(9,745)	840,255
2029 Notes(3)	600,000	600,000	—	(12,789)	599,849
Total Debt	$9,516,275	$7,836,556	$1,624,826	$(80,810)	$7,741,075
_______________
(1)The amount available reflects any collateral related limitations at the Company level related to each credit facility’s borrowing base.
(2)Includes the unrealized translation gain (loss) on borrowings denominated in foreign currencies.
(3)Net carrying value is inclusive of change in fair market value of effective hedge.
(4)The amount available is reduced by $54.9 million of outstanding letters of credit.

	December 31, 2023
($ in thousands)	Aggregate Principal Committed	Outstanding Principal	Amount Available(1)	Unamortized Debt Issuance Costs	Net Carrying Value
Revolving Credit Facility(2)(4)	$1,895,000	$419,045	$1,416,815	$(17,970)	$401,075
SPV Asset Facility II	250,000	250,000	—	(4,272)	245,728
CLO I	276,607	276,607	—	(2,394)	274,213
CLO II	260,000	260,000	—	(2,533)	257,467
CLO III	260,000	260,000	—	(1,676)	258,324
CLO IV	292,500	292,500	—	(4,316)	288,184
CLO V	509,625	509,625	—	(2,625)	507,000
CLO VI	260,000	260,000	—	(1,575)	258,425
CLO VII	239,150	239,150	—	(1,862)	237,288
CLO X	260,000	260,000	—	(1,874)	258,126
2024 Notes(3)	400,000	400,000	—	(657)	395,942
2025 Notes	425,000	425,000	—	(2,120)	422,880
July 2025 Notes	500,000	500,000	—	(2,882)	497,118
2026 Notes	500,000	500,000	—	(4,680)	495,320
July 2026 Notes	1,000,000	1,000,000	—	(12,403)	987,597
2027 Notes(3)	500,000	500,000	—	(6,037)	454,017
2028 Notes	850,000	850,000	—	(11,616)	838,384
Total Debt	$8,677,882	$7,201,927	$1,416,815	$(81,492)	$7,077,088
_______________
(1)The amount available reflects any limitations related to each credit facility’s borrowing base.
(2)Includes the unrealized translation gain (loss) on borrowings denominated in foreign currencies.
(3)Net carrying value is inclusive of change in fair market value of effective hedge.
(4)The amount available is reduced by $59.1 million of outstanding letters of credit.
The table below presents the components of interest expense for the following periods:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
($ in thousands)	2024	2023	2024	2023
Interest expense	$116,548	$103,931	$327,380	$304,398
Amortization of debt issuance costs	6,728	6,152	23,994	20,577
Net change in unrealized gain (loss) on effective interest rate swaps and hedged items(1)	(2,003)	362	(1,847)	(559)
Total Interest Expense	$121,273	$110,445	$349,527	$324,416
Average interest rate	5.8%	5.6%	5.7%	5.4%
Average daily borrowings	$7,883,364	$7,260,470	$7,509,072	$7,396,054
_______________
(1)Refer to “ITEM 1. – FINANCIAL STATEMENTS – Notes to Consolidated Financial Statements – Note 5. Debt – 2024 Notes, 2027 Notes and 2029 Notes” for details on each facility’s interest rate swap.

Senior Securities
Information about our senior securities is shown in the following table as of September 30, 2024 and the fiscal years ended December 31, 2023, 2022, 2021, 2020, 2019, 2018, 2017 and 2016.

Class and Period	Total Amount Outstanding Exclusive of Treasury Securities(1) ($ in millions)	Asset Coverage per Unit(2)	Involuntary Liquidating Preference per Unit(3)	Average Market Value per Unit(4)
Revolving Credit Facility
September 30, 2024 (Unaudited)	$950.3	$1,755	—	N/A
December 31, 2023	$419.0	$1,830	—	N/A
December 31, 2022	$557.1	$1,788	—	N/A
December 31, 2021	$892.3	$1,820	—	N/A
December 31, 2020	$252.5	$2,060	—	N/A
December 31, 2019	$480.9	$2,926	—	N/A
December 31, 2018	$308.6	$2,254	—	N/A
December 31, 2017	$—	$2,580	—	N/A
SPV Asset Facility I(6)
December 31, 2020	$—	$—	—	N/A
December 31, 2019	$300.0	$2,926	—	N/A
December 31, 2018	$400.0	$2,254	—	N/A
December 31, 2017	$400.0	$2,580	—	N/A
SPV Asset Facility II
September 30, 2024 (Unaudited)	$300.0	$1,755	—	N/A
December 31, 2023	$250.0	$1,830	—	N/A
December 31, 2022	$250.0	$1,788	—	N/A
December 31, 2021	$100.0	$1,820	—	N/A
December 31, 2020	$100.0	$2,060	—	N/A
December 31, 2019	$350.0	$2,926	—	N/A
December 31, 2018	$550.0	$2,254	—	N/A
SPV Asset Facility III(9)
December 31, 2023	$—	$—	—	N/A
December 31, 2022	$250.0	$1,788	—	N/A
December 31, 2021	$190.0	$1,820	—	N/A
December 31, 2020	$375.0	$2,060	—	N/A
December 31, 2019	$255.0	$2,926	—	N/A
December 31, 2018	$300.0	$2,254	—	N/A
SPV Asset Facility IV(8)
December 31, 2022	$—	$—	—	N/A
December 31, 2021	$155.0	$1,820	—	N/A
December 31, 2020	$295.0	$2,060	—	N/A
December 31, 2019	$60.3	$2,926	—	N/A
CLO I
September 30, 2024 (Unaudited)	$390.0	$1,755	—	N/A
December 31, 2023	$276.6	$1,830	—	N/A
December 31, 2022	$390.0	$1,788	—	N/A
December 31, 2021	$390.0	$1,820	—	N/A
December 31, 2020	$390.0	$2,060	—	N/A
December 31, 2019	$390.0	$2,926	—	N/A
CLO II
September 30, 2024 (Unaudited)	$260.0	$1,755	—	N/A
December 31, 2023	$260.0	$1,830	—	N/A
December 31, 2022	$260.0	$1,788	—	N/A
December 31, 2021	$260.0	$1,820	—	N/A
December 31, 2020	$260.0	$2,060	—	N/A
December 31, 2019	$260.0	$2,926	—	N/A

Class and Period	Total Amount Outstanding Exclusive of Treasury Securities(1) ($ in millions)	Asset Coverage per Unit(2)	Involuntary Liquidating Preference per Unit(3)	Average Market Value per Unit(4)
CLO III
September 30, 2024 (Unaudited)	$260.0	$1,755	—	N/A
December 31, 2023	$260.0	$1,830	—	N/A
December 31, 2022	$260.0	$1,788	—	N/A
December 31, 2021	$260.0	$1,820	—	N/A
December 31, 2020	$260.0	$2,060	—	N/A
CLO IV
September 30, 2024 (Unaudited)	$292.5	$1,755	—	N/A
December 31, 2023	$292.5	$1,830	—	N/A
December 31, 2022	$292.5	$1,788	—	N/A
December 31, 2021	$292.5	$1,820	—	N/A
December 31, 2020	$252.0	$2,060	—	N/A
CLO V
September 30, 2024 (Unaudited)	$509.6	$1,755	—	N/A
December 31, 2023	$509.6	$1,830	—	N/A
December 31, 2022	$509.6	$1,788	—	N/A
December 31, 2021	$196.0	$1,820	—	N/A
December 31, 2020	$196.0	$2,060	—	N/A
CLO VI(10)
September 30, 2024 (Unaudited)	$—	$—	—	N/A
December 31, 2023	$260.0	$1,830	—	N/A
December 31, 2022	$260.0	$1,788	—	N/A
December 31, 2021	$260.0	$1,820	—	N/A
CLO VII
September 30, 2024 (Unaudited)	$239.2	$1,755	—	N/A
December 31, 2023	$239.2	$1,830	—	N/A
December 31, 2022	$239.2	$1,788	—	N/A
CLO X
September 30, 2024 (Unaudited)	$260.0	$1,755	—	N/A
December 31, 2023	$260.0	$1,830	—	N/A
Subscription Credit Facility(5)
December 31, 2019	$—	$—	—	N/A
December 31, 2018	$883.0	$2,254	—	N/A
December 31, 2017	$393.5	$2,580	—	N/A
December 31, 2016	$495.0	$2,375	—	N/A
2023 Notes(7)
December 31, 2021	$—	$—	—	N/A
December 31, 2020	$150.0	$2,060	—	N/A
December 31, 2019	$150.0	$2,926	—	N/A
December 31, 2018	$150.0	$2,254	—	N/A
December 31, 2017	$138.5	$2,580	—	N/A
2024 Notes(11)
September 30, 2024 (Unaudited)	$—	$—	—	N/A
December 31, 2023	$400.0	$1,830	—	N/A
December 31, 2022	$400.0	$1,788	—	N/A
December 31, 2021	$400.0	$1,820	—	$1,089.7
December 31, 2020	$400.0	$2,060	—	$1,037.1
December 31, 2019	$400.0	$2,926	—	$1,039.3

Class and Period	Total Amount Outstanding Exclusive of Treasury Securities(1) ($ in millions)	Asset Coverage per Unit(2)	Involuntary Liquidating Preference per Unit(3)	Average Market Value per Unit(4)
2025 Notes
September 30, 2024 (Unaudited)	$425.0	$1,755	—	N/A
December 31, 2023	$425.0	$1,830	—	N/A
December 31, 2022	$425.0	$1,788	—	N/A
December 31, 2021	$425.0	$1,820	—	$1,057.3
December 31, 2020	$425.0	$2,060	—	$984.2
December 31, 2019	$425.0	$2,926	—	$997.9
July 2025 Notes
September 30, 2024 (Unaudited)	$500.0	$1,755	—	N/A
December 31, 2023	$500.0	$1,830	—	N/A
December 31, 2022	$500.0	$1,788	—	N/A
December 31, 2021	$500.0	$1,820	—	$1,049.9
December 31, 2020	$500.0	$2,060	—	$971.1
2026 Notes
September 30, 2024 (Unaudited)	$500.0	$1,755	—	N/A
December 31, 2023	$500.0	$1,830	—	N/A
December 31, 2022	$500.0	$1,788	—	N/A
December 31, 2021	$500.0	$1,820	—	$1,068.7
December 31, 2020	$500.0	$2,060	—	$1,018.5
July 2026 Notes
September 30, 2024 (Unaudited)	$1,000.0	$1,755	—	N/A
December 31, 2023	$1,000.0	$1,830	—	N/A
December 31, 2022	$1,000.0	$1,788	—	N/A
December 31, 2021	$1,000.0	$1,820	—	$1,032.8
December 31, 2020	$1,000.0	$2,060	—	$1,005.0
2027 Notes
September 30, 2024 (Unaudited)	$500.0	$1,755	—	N/A
December 31, 2023	$500.0	$1,830	—	N/A
December 31, 2022	$500.0	$1,788	—	N/A
December 31, 2021	$500.0	$1,820	—	$997.4
2028 Notes
September 30, 2024 (Unaudited)	$850.0	$1,755	—	N/A
December 31, 2023	$850.0	$1,830	—	N/A
December 31, 2022	$850.0	$1,788	—	N/A
December 31, 2021	$850.0	$1,820	—	$994.3
2029 Notes
September 30, 2024 (Unaudited)	$600.0	$1,755	—	N/A
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
Revolving Credit Facility
On August 26, 2022, we entered into an Amended and Restated Senior Secured Revolving Credit Agreement (the “Revolving Credit Facility”), which amends and restates in its entirety that certain Senior Secured Revolving Credit Agreement, dated as of February 1, 2017 (as amended, restated, supplemented or otherwise modified prior to August 26, 2022). The parties to the Revolving Credit Facility include us, as Borrower, the lenders from time to time parties thereto and Truist Bank, as Administrative Agent. On November 17, 2023 (the “Revolving Credit Facility First Amendment Date”), the parties to the Revolving Credit Facility entered into an amendment to the Revolving Credit Facility to, among other things, extend the availability period and maturity date for certain lenders. The following describes the terms of the Revolving Credit Facility as modified through September 26, 2024.
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
As of September 26, 2024, the maximum principal amount of the Revolving Credit Facility is $2.63 billion (increased from $2.05 billion to $2.12 billion on July 31, 2024, reduced from $2.12 billion to $2.11 billion on September 3, 2024 and increased from $2.11 billion to $2.63 billion on September 26, 2024), subject to availability under the borrowing base, which is based on the portfolio investments and other outstanding indebtedness. The amount available for borrowing under the Revolving Credit Facility is reduced by any standby letters of credit issued through the Revolving Credit Facility. Maximum capacity under the Revolving Credit Facility may be increased to $2.78 billion through our exercise of an uncommitted accordion feature through which existing and new lenders may, at their option, agree to provide additional financing. The Revolving Credit Facility includes a $200.0 million limit for swingline loans and is secured by a perfected first-priority interest in substantially all of the portfolio investments held by us and each Guarantor, subject to certain exceptions.
As of September 26, 2024, the availability period under the Revolving Credit Facility will terminate on (a) August 26, 2026 with respect to $50.0 million of commitments and (b) November 17, 2027 with respect to the remaining commitments (each date a “Revolving Credit Facility Commitment Termination Date”). The Revolving Credit Facility will mature on (a) August 26, 2027 with respect to $50.0 million of commitments and (b) November 17, 2028 with respect to the remaining commitments (each date a “Revolving Credit Facility Maturity Date”). During the period from the earliest Revolving Credit Facility Commitment Termination Date to the latest Revolving Credit Facility Maturity Date, we will be obligated to make mandatory prepayments under the Revolving Credit Facility out of the proceeds of certain asset sales and other recovery events and equity and debt issuances.
We may borrow amounts in U.S. dollars or certain other permitted currencies. As of September 26, 2024, amounts drawn under the Revolving Credit Facility with respect to the commitments in U.S. dollars maturing on November 17, 2028 will bear interest at either (i) term SOFR plus any applicable credit adjustment spread plus margin of either 1.875% per annum or, if the gross borrowing base is greater than or equal to the product of 1.60 and the combined debt amount, 1.75% per annum or (ii) the alternative base rate plus margin of either 0.875% per annum or, if the gross borrowing base is greater than or equal to the product of 1.60 and the combined debt amount, 0.75% per annum. As of September 26, 2024, amounts drawn under the Revolving Credit Facility with respect to the commitments in U.S. dollars maturing on August 26, 2027 will bear interest at either (i) term SOFR plus any applicable credit adjustment spread plus margin of 2.00% per annum or (ii) the alternative base rate plus margin of 1.00% per annum. With respect to loans denominated in U.S. dollars, we may elect either term SOFR or the alternative base rate at the time of drawdown, and such loans may be converted from one rate to another at any time at our option, subject to certain conditions. As of September 26, 2024, amounts drawn under the Revolving Credit Facility with respect to the commitments in other permitted currencies maturing on November 17, 2028 will bear interest at the relevant rate specified therein (including any applicable credit adjustment spread) plus margin of either 1.875% per annum or, if the gross borrowing base is greater than or equal to the product of 1.60 and the combined debt amount, 1.75% per annum. As of September 26, 2024, amounts drawn under the Revolving Credit Facility with respect to the commitments in other permitted currencies maturing on August 26, 2027 will bear interest at the relevant rate specified therein (including any applicable credit adjustment spread) plus margin of 2.00% per annum. We will also pay a fee of 0.375% on daily undrawn amounts under the Revolving Credit Facility.
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
SPV Asset Facility IV
On August 2, 2019 (the “SPV Asset Facility IV Closing Date”), ORCC Financing IV LLC (“ORCC Financing IV”), a Delaware limited liability company entered into a Credit Agreement (the “SPV Asset Facility IV”), with ORCC Financing IV, as borrower, Société Générale, as initial Lender and as Administrative Agent, State Street Bank and Trust Company, as Collateral Agent, Collateral Administrator and Custodian, and Cortland Capital Market Services LLC as Document Custodian and the lenders from time to time party thereto pursuant to Assignment and Assumption Agreements (the “SPV Asset Facility IV Lenders”).
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
Debt Securitization Transactions
CLO I
On May 28, 2019 (the “CLO I Closing Date”), we completed a $596.0 million term debt securitization transaction (the “CLO I Transaction”), also known as a collateralized loan obligation transaction, which is a form of secured financing incurred by us. The secured notes and preferred shares issued in the CLO I Transaction and the secured loan borrowed in the CLO I Transaction were issued and incurred, as applicable, by our consolidated subsidiaries Owl Rock CLO I, Ltd., an exempted company incorporated in the Cayman Islands with limited liability (the “CLO I Issuer”), and Owl Rock CLO I, LLC, a Delaware limited liability company (the “CLO I Co-Issuer” and together with the CLO I Issuer, the “CLO I Issuers”) and are backed by a portfolio of collateral obligations consisting of middle-market loans and participation interests in middle-market loans as well as by other assets of the CLO I Issuer. The following describes the terms of the CLO I Transaction as supplemented through June 28, 2023 (the “CLO I Indenture Supplement Date”).
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

The CLO I Debt is secured by all of the assets of the CLO I Issuer, which will consist primarily of middle-market loans, participation interests in middle-market loans, and related rights and the cash proceeds thereof. As part of the CLO I Transaction, we and ORCC Financing II LLC sold and contributed approximately $575.0 million par amount of middle-market loans to the CLO I Issuer on the CLO I Closing Date. No gain or loss was recognized as a result of these sales and contributions. Such loans constituted the initial portfolio assets securing the CLO I Debt. We and ORCC Financing II LLC each made customary representations, warranties, and covenants to the CLO I Issuer regarding such sales and contributions under a loan sale agreement.
Through May 20, 2023, a portion of the proceeds received by the CLO I Issuer from the loans securing the CLO I Debt could be used by the CLO I Issuer to purchase additional middle-market loans under the direction of the Adviser as the collateral manager for the CLO I Issuer and in accordance with our investing strategy and ability to originate eligible middle-market loans.
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
CLO I Refinancing
On January 4, 2024 (the “CLO I Refinancing Date”), we completed a $390.0 million term debt securitization refinancing (the “CLO I Refinancing”), also known as a collateralized loan obligation refinancing, which is a form of secured financing incurred by us. The secured notes issued in the CLO I Refinancing and the secured loan borrowed in the CLO I Refinancing were issued and incurred, as applicable, by our subsidiary Owl Rock CLO I, LLC, a limited liability company organized under the laws of the State of Delaware (the “CLO I Refinancing Issuer”) and are backed by a portfolio of collateral obligations consisting of middle-market loans and participation interests in middle-market loans as well as by other assets of the Issuer.
The CLO I Refinancing was executed by (A) the issuance of the following classes of notes pursuant to an indenture and security agreement dated as of May 28, 2019 (the “Original CLO I Closing Date”) by and among Owl Rock CLO I, Ltd., as issuer (the “Original CLO I Issuer”), the CLO I Refinancing Issuer, as co-issuer and State Street Bank and Trust Company, as supplemented by the first supplemental indenture dated as of June 28, 2023 and as further amended by the second supplemental indenture dated as of the Refinancing Date (the “CLO I Refinancing Indenture”), by and between the CLO I Refinancing Issuer and State Street Bank and Trust Company: (i) $221.4 million of AAA(sf) Class A-NR Notes, which bear interest at the Benchmark, as defined in the CLO I Refinancing Indenture, plus 2.40%, (ii) $25.0 million of AAA(sf) Class A-FR Notes, which bear interest at 6.35%, (iii) $41.6 million of AA(sf) Class B-R Notes, which bear interest at the Benchmark plus 3.25% and (iv) $52.0 million of A(sf) Class C Notes, which bear interest at the Benchmark plus 4.25% (together, the “CLO I Refinancing Secured Notes”) and (B) the borrowing by the CLO I Refinancing Issuer of $50.0 million under floating rate Class A-LR loans (the “CLO I Refinancing Class A-LR Loans” and together with the CLO I Refinancing Secured Notes, the “CLO I Refinancing Secured Debt”). The CLO I Refinancing Class A-LR Loans bear interest at the Benchmark plus 2.40%. The CLO I Class A-LR Loans were borrowed under a credit agreement (the “CLO I Class A-LR Credit Agreement”), dated as of the CLO I Refinancing Date, by and among the CLO I Refinancing Issuer, as borrower, various financial institutions and other persons, as lenders, and State Street Bank and Trust Company, as collateral trustee and loan agent. The CLO I Refinancing Secured Debt is secured by middle-market loans, participation interests in middle-market loans and other assets of the CLO I Refinancing Issuer. The CLO I Refinancing Secured Debt is scheduled to mature on the Payment Date (as defined in the CLO I Refinancing Indenture) in February, 2036. The CLO I Refinancing Secured Notes were privately placed by Natixis Securities Americas LLC. The proceeds from the CLO I Refinancing were used to redeem in full the classes of debt issued on the Original CLO I Closing Date, to redeem a portion of the preferred shares of the CLO I Refinancing Issuer as described below and to pay expenses incurred in connection with the CLO I Refinancing. On the CLO I Refinancing Date, the Original CLO I Issuer was merged with and into the CLO I Refinancing Issuer, with the CLO I Refinancing Issuer surviving the merger. The CLO I Refinancing Issuer assumed by all operation of law all of the rights and obligations of the Original CLO I Issuer, including the subordinated securities issued by the Original CLO I Issuer on the Original CLO I Closing Date.
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

On the Original CLO I Closing Date, the Original CLO I Issuer entered into a loan sale agreement with us, which provided for the sale and contribution of approximately $247.0 million par amount of middle-market loans from the us to the Original CLO I Issuer on the Original CLO I Closing Date and for future sales from the us to the Original CLO I Issuer on an ongoing basis. As part of the CLO I Refinancing, we and the CLO I Refinancing Issuer, as the successor to the Original CLO I Issuer, entered into an amended and restated loan sale agreement with us dated as of the CLO I Refinancing Date (the “OBDC CLO I Refinancing Loan Sale Agreement”), pursuant to which the CLO I Refinancing Issuer assumed all ongoing obligations of the Original CLO I Issuer under the original agreement and we sold approximately $106.0 million par amount middle-market loans to the CLO I Refinancing Issuer on the CLO I Refinancing Date and provides for future sales from us to the CLO I Refinancing Issuer on an ongoing basis. Such loans constituted part of the portfolio of assets securing the CLO I Refinancing Secured Debt. A portion of the portfolio assets securing the CLO I Refinancing Secured Debt consists of middle-market loans purchased by the Original CLO I Issuer from ORCC Financing II LLC, a wholly-owned subsidiary of our, under an additional loan sale agreement executed on the Original CLO I Closing Date between the Original CLO I Issuer and ORCC Financing II LLC and which the CLO I Refinancing Issuer and ORCC Financing II LLC amended and restated on the CLO I Refinancing Date (the “ORCC Financing II CLO I Loan Sale Agreement”) in connection with the refinancing. No gain or loss was recognized as a result of these sales and contributions. We and ORCC Financing II LLC each made customary representations, warranties, and covenants to the CLO I Refinancing Issuer under the applicable loan sale agreement.
Through the Payment Date in February 2028 (as defined in the CLO I Refinancing Indenture), a portion of the proceeds received by the CLO I Refinancing Issuer from the loans securing the CLO I Refinancing Secured Notes may be used by the CLO I Refinancing Issuer to purchase additional middle-market loans under the direction of the Adviser, in its capacity as collateral manager for the CLO I Refinancing Issuer and in accordance with our investing strategy and ability to originate eligible middle-market loans.
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
CLO II Refinancing
On April 9, 2021 (the “CLO II Refinancing Date”), we completed a $398.1 million term debt securitization refinancing (the “CLO II Refinancing”), also known as a collateralized loan obligation refinancing, which is a form of secured financing incurred by us. The secured notes and preferred shares issued in the CLO II Refinancing were issued by our consolidated subsidiaries Owl Rock CLO II, Ltd., an exempted company incorporated in the Cayman Islands with limited liability (the “CLO II Issuer”), and Owl Rock CLO II, LLC, a Delaware limited liability company (the “CLO II Co-Issuer” and together with the CLO II Issuer, the “CLO II Issuers”) and are backed by a portfolio of collateral obligations consisting of middle-market loans and participation interests in middle-market loans as well as by other assets of the CLO II Issuer. The following describes the terms of the CLO II Refinancing as supplemented through July 18, 2023 (the “CLO II Refinancing Indenture Supplement Date”).
The CLO II Refinancing was executed by the issuance of the following classes of notes pursuant to an indenture and security agreement dated as of December 12, 2019 (such date, the “CLO II Closing Date,” and such agreement, the “CLO II Indenture”), as supplemented by the first supplemental indenture dated as of the CLO II Refinancing Date and as further supplemented by the second supplemental indenture dated as of the CLO II Refinancing Indenture Supplement Date by and among the CLO II Issuer, the CLO II Co-Issuer and State Street Bank And Trust Company, the “CLO II Refinancing Indenture”), by and among the CLO II Issuers and State Street Bank and Trust Company: (i) $204.0 million of AAA(sf) Class A-LR Notes, which bear interest at term SOFR (plus a spread adjustment) plus 1.55%, (ii) $20.0 million of AAA(sf) Class A-FR Notes, which bear interest at a fixed rate of 2.48% and (iii) $36.0 million of AA(sf) Class B-R Notes, which bear interest at term SOFR (plus a spread adjustment) plus 1.90% (together, the “CLO II Refinancing Debt”). The CLO II Refinancing Debt is secured by the middle-market loans, participation interests in middle-market loans and other assets of the CLO II Issuer. The CLO II Refinancing Debt is scheduled to mature on the Payment Date (as defined in the CLO II Refinancing Indenture) in April, 2033. The CLO II Refinancing Debt was privately placed by Deutsche Bank Securities Inc. The proceeds from the CLO II Refinancing were used to redeem in full the classes of notes issued on the CLO II Closing Date.
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
Through April 20, 2025, a portion of the proceeds received by the CLO II Issuer from the loans securing the CLO II Refinancing Debt may be used by the CLO II Issuer to purchase additional middle-market loans under the direction of the Adviser, in its capacity as collateral manager for the CLO II Issuer and in accordance with our investing strategy and ability to originate eligible middle-market loans.
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
CLO III
On March 26, 2020 (the “CLO III Closing Date”), we completed a $395.3 million term debt securitization transaction (the “CLO III Transaction”), also known as a collateralized loan obligation transaction, which is a form of secured financing incurred by us. The secured notes and preferred shares issued in the CLO III Transaction were issued by our consolidated subsidiaries Owl Rock CLO III, Ltd., an exempted company incorporated in the Cayman Islands with limited liability (the “CLO III Issuer”), and Owl Rock CLO III, LLC, a Delaware limited liability company (the “CLO III Co-Issuer” and together with the CLO III Issuer, the “CLO III Issuers”) and are backed by a portfolio of collateral obligations consisting of middle-market loans and participation interests in middle-market loans as well as by other assets of the CLO III Issuer. The following describes the terms of the CLO III Transaction as supplemented through July 18, 2023 (the “CLO III Indenture Supplement Date”).
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
The CLO III Debt is secured by all of the assets of the CLO III Issuer, which will consist primarily of middle-market loans, participation interests in middle-market loans, and related rights and the cash proceeds thereof. As part of the CLO III Transaction, we and ORCC Financing IV LLC sold and contributed approximately $400.0 million par amount of middle-market loans to the CLO III Issuer on the CLO III Closing Date. No gain or loss was recognized as a result of these sales and contributions. Such loans constituted the initial portfolio assets securing the CLO III Debt. Us and ORCC Financing IV LLC each made customary representations, warranties, and covenants to the CLO III Issuer regarding such sales and contributions under a loan sale agreement.
Through April 20, 2024, a portion of the proceeds received by the CLO III Issuer from the loans securing the CLO III Debt may be used by the CLO III Issuer to purchase additional middle-market loans under the direction of the Adviser as the collateral manager for the CLO III Issuer and in accordance with our investing strategy and ability to originate eligible middle-market loans.
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
CLO III Refinancing
On April 11, 2024 (the “CLO III Refinancing Date”), we completed a $260,000,000 term debt securitization refinancing (the “CLO III Refinancing”), also known as a collateralized loan obligation refinancing, which is a form of secured financing incurred by the Company. The secured notes issued in the CLO III Refinancing were issued by our consolidated subsidiary Owl Rock CLO III, LLC, a limited liability company organized under the laws of the State of Delaware (the “CLO III Issuer”) and are backed by a portfolio of collateral obligations consisting of middle-market loans as well as by other assets of the CLO III Issuer.
The CLO III Refinancing was executed by (A) the issuance of the following classes of notes pursuant to an indenture and security agreement dated as of March 26, 2020 (the “Original CLO III Closing Date”) by and among Owl Rock CLO III, Ltd., as issuer (the “Original CLO III Issuer”), the CLO III Issuer, as co-issuer and State Street Bank and Trust Company, as supplemented by the first supplemental indenture dated as of July 18, 2023 and as further amended by the second supplemental indenture dated as of the CLO III Refinancing Date (the “CLO III Indenture”), by and between the CLO III Issuer and State Street Bank and Trust Company: (i) $228,000,000 of AAA(sf) Class A-R Notes, which bear interest at the Benchmark (as defined in the CLO III Indenture) plus 1.85% and (ii) $32,000,000 of AA(sf) Class B-R Notes, which bear interest at the Benchmark plus 2.35% (together, the “CLO III Secured Notes”). The CLO III Secured Notes are secured by middle-market loans and other assets of the CLO III Issuer. The CLO III Secured Notes are scheduled to mature on the Payment Date (as defined in the CLO III Indenture) in April 2036. The CLO III Secured Notes were privately placed by SG Americas Securities, LLC. The proceeds from the CLO III Refinancing were used to redeem in full the classes of notes issued on the Original CLO III Closing Date and to pay expenses incurred in connection with the CLO III Refinancing. On the CLO III Refinancing Date, the Original CLO III Issuer was merged with and into the CLO III Issuer, with the CLO III Issuer surviving the merger. The CLO III Issuer assumed by all operation of law all of the rights and obligations of the Original CLO III Issuer, including the subordinated securities issued by the Original CLO III Issuer on the Original CLO III Closing Date.
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
On the Original CLO III Closing Date, the Original CLO III Issuer entered into a loan sale agreement with us, which provided for the sale and contribution of approximately $275 million par amount of middle-market loans from us to the Original CLO III Issuer on the Original CLO III Closing Date and for future sales from us to the Original CLO III Issuer on an ongoing basis. As part of the CLO III Refinancing, the CLO III Issuer, as the successor to the Original CLO III Issuer, entered into an amended and restated loan sale agreement with us dated as of the CLO III Refinancing Date (the “CLO III Loan Sale Agreement”), pursuant to which the CLO III Issuer assumed all ongoing obligations of the Original CLO III Issuer under the original agreement and provides for future sales from us to the CLO III Issuer on an ongoing basis. Such loans constituted part of the portfolio of assets securing the CLO III Secured Notes. We made customary representations, warranties, and covenants to the CLO III Issuer under the applicable loan sale agreement.
Through April 20, 2028, a portion of the proceeds received by the CLO III Issuer from the loans securing the CLO III Secured Notes may be used by the CLO III Issuer to purchase additional middle-market loans under the direction of the Adviser in its capacity as collateral manager for the CLO III Issuer and in accordance with our investing strategy and ability to originate eligible middle-market loans.
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
CLO IV Refinancing
On July 9, 2021 (the “CLO IV Refinancing Date”), we completed a $440.5 million term debt securitization refinancing (the “CLO IV Refinancing”), also known as a collateralized loan obligation refinancing, which is a form of secured financing incurred by us. The secured notes and preferred shares issued in the CLO IV Refinancing were issued by our consolidated subsidiaries Owl Rock CLO IV, Ltd., an exempted company incorporated in the Cayman Islands with limited liability (the “CLO IV Issuer”), and Owl Rock CLO IV, LLC, a Delaware limited liability company (the “CLO IV Co-Issuer” and together with the CLO IV Issuer, the “CLO IV Issuers”) and are backed by a portfolio of collateral obligations consisting of middle-market loans and participation interests in middle-market loans as well as by other assets of the CLO IV Issuer. The following describes the terms of the CLO IV Refinancing as supplemented through July 18, 2023 (the “CLO IV Refinancing Indenture Supplement Date”).
The CLO IV Refinancing was executed by the issuance of the following classes of notes pursuant to an indenture and security agreement dated as of May 28, 2020 (such date, the “CLO IV Closing Date,” and such agreement, the “CLO IV Indenture”), as supplemented by the first supplemental indenture dated as of the CLO IV Refinancing Date and as further supplemented by the second supplemental indenture dated as of the CLO IV Refinancing Indenture Supplement Date) by and among the CLO IV Issuer, the CLO IV Co-Issuer and State Street Bank And Trust Company, the “CLO IV Refinancing Indenture”), by and among the CLO IV Issuers and State Street Bank and Trust Company: (i) $252.0 million of AAA(sf) Class A-1-R Notes, which bear interest at term SOFR (plus a spread adjustment) plus 1.60% and (ii) $40.5 million of AA(sf) Class A-2-R Notes, which bear interest at term SOFR (plus a spread adjustment) plus 1.90% (together, the “CLO IV Refinancing Secured Notes”). The CLO IV Refinancing Secured Notes are secured by the middle-market loans, participation interests in middle-market loans and other assets of the CLO IV Issuer. The CLO IV Refinancing Secured Notes are scheduled to mature on the Payment Date (as defined in the CLO IV Indenture) in August, 2033. The CLO IV Refinancing Secured Notes were privately placed by Natixis Securities Americas LLC. The proceeds from the CLO IV Refinancing were used to redeem in full the classes of notes issued on the CLO IV Closing Date, to redeem a portion of the preferred shares of the CLO IV Issuer as described below and to pay expenses incurred in connection with the CLO IV Refinancing.
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
Through August 20, 2025, a portion of the proceeds received by the CLO IV Issuer from the loans securing the CLO IV Refinancing Secured Notes may be used by the CLO IV Issuer to purchase additional middle-market loans under the direction of the Adviser, in its capacity as collateral manager for the CLO IV Issuer and in accordance with our investing strategy and ability to originate eligible middle-market loans.
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
CLO V
On November 20, 2020 (the “CLO V Closing Date”), we completed a $345.5 million term debt securitization transaction (the “CLO V Transaction”), also known as a collateralized loan obligation transaction, which is a form of secured financing incurred by us. The secured notes and preferred shares issued in the CLO V Transaction were issued by our consolidated subsidiaries Owl Rock CLO

V, Ltd., an exempted company incorporated in the Cayman Islands with limited liability (the “CLO V Issuer”), and Owl Rock CLO V, LLC, a Delaware limited liability company (the “CLO V Co-Issuer” and together with the CLO V Issuer, the “CLO V Issuers”) and are backed by a portfolio of collateral obligations consisting of middle-market loans and participation interests in middle-market loans as well as by other assets of the CLO V Issuer.
The CLO V Transaction was executed by the issuance of the following classes of notes and preferred shares pursuant to an indenture and security agreement dated as of the CLO V Closing Date (the “CLO V Indenture”), by and among the CLO V Issuers and State Street Bank and Trust Company: (i) $182.0 million of AAA(sf)/AAAsf Class A-1 Notes, which bear interest at three-month LIBOR plus 1.85% and (ii) $14.0 million of AAA(sf) Class A-2 Notes, which bear interest at three-month LIBOR plus 2.20% (together, the “CLO V Secured Notes”). The CLO V Secured Notes are secured by the middle-market loans, participation interests in middle-market loans and other assets of the CLO V Issuer. The CLO V Secured Notes are scheduled to mature on the Payment Date (as defined in the CLO V Indenture) in November, 2029. The CLO V Secured Notes were privately placed by Natixis Securities Americas LLC.
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
As part of the CLO V Transaction, we entered into a loan sale agreement with the CLO V Issuer dated as of the CLO V Closing Date, which provided for the sale and contribution of approximately $201.8 million par amount of middle-market loans to the CLO V Issuer on the CLO V Closing Date and for future sales to the CLO V Issuer on an ongoing basis. Such loans constituted part of the initial portfolio of assets securing the CLO V Secured Notes. The remainder of the initial portfolio assets securing the CLO V Secured Notes consisted of approximately $84.7 million par amount of middle-market loans purchased by the CLO V Issuer from ORCC Financing II LLC, our wholly-owned subsidiary, under an additional loan sale agreement executed on the CLO V Closing Date between the Issuer and ORCC Financing II LLC. No gain or loss was recognized as a result of these sales and contributions. We and ORCC Financing II LLC each made customary representations, warranties, and covenants to the Issuer under the applicable loan sale agreement.
Through July 20, 2022, a portion of the proceeds received by the CLO V Issuer from the loans securing the CLO V Secured Notes could be used by the CLO V Issuer to purchase additional middle-market loans under the direction of the Adviser, in its capacity as collateral manager for the CLO V Issuer and in accordance with our investing strategy and ability to originate eligible middle-market loans.
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
CLO V Refinancing
On April 20, 2022 (the “CLO V Refinancing Date”), we completed a $669.2 million term debt securitization refinancing (the “CLO V Refinancing”), also known as a collateralized loan obligation refinancing, which is a form of secured financing incurred by us. The secured notes and preferred shares issued in the CLO V Refinancing were issued by the CLO V Co-Issuer, as Issuer (the “CLO V Refinancing Issuer”), and are backed by a portfolio of collateral obligations consisting of middle-market loans and participation interests in middle-market loans as well as by other assets of the CLO V Refinancing Issuer.
The CLO V Refinancing was executed by the issuance of the following classes of notes pursuant to the CLO V Indenture as supplemented by the supplemental indenture dated as of the CLO V Refinancing Date (the “CLO V Refinancing Indenture”), by and among the CLO V Refinancing Issuer and State Street Bank and Trust Company: (i) $354.4 million of AAA(sf) Class A-1R Notes, which bear interest at the Benchmark, as defined in the CLO V Refinancing Indenture, plus 1.78%, (ii) $30.4 million of AAA(sf) Class A-2R Notes, which bear interest at the Benchmark plus 1.95%, (iii) $49.0 million of AA(sf) Class B-1 Notes, which bear interest at the Benchmark plus 2.20%, (iv) $5.0 million of AA(sf) Class B-2 Notes, which bear interest at 4.25%, (v) $31.5 million of A(sf) Class C-1 Notes, which bear interest at the Benchmark plus 3.15% and (vi) $39.4 million of A(sf) Class C-2 Notes, which bear interest at 5.10% (together, the “CLO V Refinancing Secured Notes”). The CLO V Refinancing Secured Notes are secured by the middle-market loans, participation interests in middle-market loans and other assets of the Issuer. The CLO V Refinancing Secured Notes are scheduled to mature on the Payment Date (as defined in the CLO V Refinancing Indenture) in April, 2034. The CLO V

Refinancing Secured Notes were privately placed by Natixis Securities Americas LLC. The proceeds from the CLO V Refinancing were used to redeem in full the classes of notes issued on the CLO V Closing Date and to pay expenses incurred in connection with the CLO V Refinancing.
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
On the CLO V Closing Date, the CLO V Issuer entered into a loan sale agreement with us, which provided for the sale and contribution of approximately $201.8 million par amount of middle-market loans from us to the CLO V Issuer on the CLO V Closing Date and for future sales from us to the CLO V Issuer on an ongoing basis. As part of the CLO V Refinancing, we and the CLO V Refinancing Issuer, as the successor to the CLO V Issuer, entered into an amended and restated loan sale agreement with us dated as of the CLO V Refinancing Date, pursuant to which the CLO V Refinancing Issuer assumed all ongoing obligations of the CLO V Issuer under the original agreement and we sold and contributed approximately $275.7 million par amount middle-market loans to the CLO V Refinancing Issuer on the CLO V Refinancing Date and provides for future sales from us to the CLO V Refinancing Issuer on an ongoing basis. Such loans constituted part of the portfolio of assets securing the CLO V Refinancing Secured Notes. A portion of the portfolio assets securing the CLO V Refinancing Secured Notes consists of middle-market loans purchased by the CLO V Issuer from ORCC Financing II LLC, a wholly-owned subsidiary of ours, under an additional loan sale agreement executed on the CLO V Closing Date between the CLO V Issuer and ORCC Financing II LLC and which the CLO V Refinancing Issuer and ORCC Financing II LLC amended and restated on the CLO V Refinancing Date in connection with the refinancing. No gain or loss was recognized as a result of these sales and contributions. We and ORCC Financing II LLC each made customary representations, warranties, and covenants to the CLO V Refinancing Issuer under the applicable loan sale agreement.
Through April 20, 2026, a portion of the proceeds received by the CLO V Issuer from the loans securing the CLO V Refinancing Secured Notes may be used by the Issuer to purchase additional middle-market loans under the direction of the Adviser, in its capacity as collateral manager for the CLO V Refinancing Issuer and in accordance with our investing strategy and ability to originate eligible middle-market loans.
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
CLO VI
On May 5, 2021 (the “CLO VI Closing Date”), we completed a $397.8 million term debt securitization transaction (the “CLO VI Transaction”), also known as a collateralized loan obligation transaction, which is a form of secured financing incurred by us. The secured notes and preferred shares issued in the CLO VI Transaction were issued by our consolidated subsidiaries Owl Rock CLO VI, Ltd., an exempted company incorporated in the Cayman Islands with limited liability (the “CLO VI Issuer”), and Owl Rock CLO VI, LLC, a Delaware limited liability company (the “CLO VI Co-Issuer” and together with the CLO VI Issuer, the “CLO VI Issuers”) and are backed by a portfolio of collateral obligations consisting of middle-market loans and participation interests in middle-market loans as well as by other assets of the CLO VI Issuer. The following describes the terms of the CLO VI Transaction as supplemented through July 18, 2023 (the “CLO VI Indenture Supplement Date”).
The CLO VI Transaction was executed by the issuance of the following classes of notes and preferred shares pursuant to an indenture and security agreement dated as of the CLO VI Closing Date (as supplemented by the supplemental indenture dated as of the CLO VI Indenture Supplement Date by and among the CLO VI Issuer, the CLO VI Co-Issuer and State Street Bank And Trust Company, the “CLO VI Indenture”), by and among the CLO VI Issuers and State Street Bank and Trust Company: (i) $224.0 million of AAA(sf) Class A Notes, which bear interest at term SOFR (plus a spread adjustment) plus 1.45%, (ii) $26.0 million of AA(sf) Class B-1 Notes, which bear interest at term SOFR (plus a spread adjustment) plus 1.75% and (iii) $10.0 million of AA(sf) Class B-F Notes, which bear interest at a fixed rate of 2.83% (together, the “CLO VI Secured Notes”). The CLO VI Secured Notes were secured by the middle-market loans, participation interests in middle-market loans and other assets of the CLO VI Issuer. The CLO VI Secured Notes were scheduled to mature on the Payment Date (as defined in the CLO VI Indenture) in June, 2032. The CLO VI Secured Notes were privately placed by SG Americas Securities, LLC.

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
As part of the CLO VI Transaction, we entered into a loan sale agreement with the CLO VI Issuer dated as of the CLO VI Closing Date, which provided for the sale and contribution of approximately $205.6 million par amount of middle-market loans from us to the CLO VI Issuer on the CLO VI Closing Date and for future sales from us to the CLO VI Issuer on an ongoing basis. Such loans constitute part of the initial portfolio of assets securing the CLO VI Secured Notes. The remainder of the initial portfolio assets securing the CLO VI Secured Notes consisted of approximately $164.7 million par amount of middle-market loans purchased by the CLO VI Issuer from ORCC Financing IV LLC, our wholly-owned subsidiary of ours, under an additional loan sale agreement executed on the CLO VI Closing Date between the Issuer and ORCC Financing IV LLC. No gain or loss was recognized as a result of these sales and contributions. We and ORCC Financing IV LLC each made customary representations, warranties, and covenants to the CLO VI Issuer under the applicable loan sale agreement.
Through June 20, 2024, a portion of the proceeds received by the CLO VI Issuer from the loans securing the CLO VI Secured Notes were used by the CLO VI Issuer to purchase additional middle-market loans under the direction of the Adviser, in its capacity as collateral manager for the CLO VI Issuer and in accordance with our investing strategy and ability to originate eligible middle-market loans.
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
CLO VII
On July 26, 2022 (the “CLO VII Closing Date”), we completed a $350.5 million term debt securitization transaction (the “CLO VII Transaction”), also known as a collateralized loan obligation transaction, which is a form of secured financing incurred by us. The secured notes and preferred shares issued in the CLO VII Transaction and the secured loan borrowed in the CLO VII Transaction were issued and incurred, as applicable, by the our consolidated subsidiary Owl Rock CLO VII, LLC, a limited liability organized under the laws of the State of Delaware (the “CLO VII Issuer”) and are backed by a portfolio of collateral obligations consisting of middle-market loans and participation interests in middle-market loans as well as by other assets of the CLO VII Issuer.
The CLO VII Transaction was executed by (A) the issuance of the following classes of notes and preferred shares pursuant to an indenture and security agreement dated as of the CLO VII Closing Date (the “CLO VII Indenture”), by and among the CLO VII Issuer and State Street Bank and Trust Company: (i) $48.0 million of AAA(sf) Class A-1 Notes, which bear interest at three-month term SOFR plus 2.10%, (ii) $24.0 million of AAA(sf) Class A-2 Notes, which bear interest at 5.00%, (iii) $6.0 million of AA(sf) Class B-1 Notes, which bear interest at three-month term SOFR plus 2.85% and (iv) $26.2 million of AA(sf) Class B-2 Notes, which bear interest at 5.71% and (v) $10.0 million of A(sf) Class C Notes, which bear interest at 6.86% (together, the “CLO VII Secured Notes”) and (B) the borrowing by the CLO VII Issuer of $75.0 million under floating rate Class A-L1 loans (the “CLO VII Class A-L1 Loans”) and $50.0 million under floating rate Class A-L2 loans (the “CLO VII Class A-L2 Loans” and together with the CLO VII Class A-L1 Loans and the CLO VII Secured Notes, the “CLO VII Debt”). The CLO VII Class A-L1 Loans and the CLO VII Class A-L2 Loans bear interest at three-month term SOFR plus 2.10%. The CLO VII Class A-L1 Loans were borrowed under a credit agreement (the “CLO VII A-L1 Credit Agreement”), dated as of the CLO VII Closing Date, by and among the CLO VII Issuer, as borrower, various financial institutions, as lenders, and State Street Bank and Trust Company, as collateral trustee and loan agent and the CLO VII Class A-L2 Loans were borrowed under a credit agreement (the “CLO VII A-L2 Credit Agreement”), dated as of the CLO VII Closing Date, by and among the CLO VII Issuer, as borrower, various financial institutions, as lenders, and State Street Bank and Trust Company, as collateral trustee and loan agent. The CLO VII Debt is secured by middle-market loans, participation interests in middle-market loans and other assets of the CLO VII Issuer. The CLO VII Debt is scheduled to mature on the Payment Date (as defined in the CLO VII Indenture) in July, 2033. The CLO VII Secured Notes were privately placed by SG Americas Securities, LLC as Initial Purchaser.
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
As part of the CLO VII Transaction, we entered into a loan sale agreement with the CLO VII Issuer dated as of the CLO VII Closing Date, which provided for the sale and contribution of approximately $255.5 million par amount of middle-market loans from us to the CLO VII Issuer on the CLO VII Closing Date and for future sales from us to the CLO VII Issuer on an ongoing basis. Such loans constituted part of the initial portfolio of assets securing the CLO VII Debt. The remainder of the initial portfolio assets securing the CLO VII Debt consisted of approximately $93.3 million par amount of middle-market loans purchased by the CLO VII Issuer from ORCC Financing IV LLC, a wholly-owned subsidiary of ours, under an additional loan sale agreement executed on the CLO VII Closing Date between the CLO VII Issuer and ORCC Financing IV LLC. No gain or loss was recognized as a result of these sales and contributions. We and ORCC Financing IV LLC each made customary representations, warranties, and covenants to the CLO VII Issuer under the applicable loan sale agreement.
Through July 20, 2025, a portion of the proceeds received by the CLO VII Issuer from the loans securing the CLO VII Debt may be used by the CLO VII Issuer to purchase additional middle-market loans under the direction of Blue Owl Credit Advisors LLC (“OCA”), our investment advisor, in its capacity as collateral manager for the CLO VII Issuer and in accordance with our investing strategy and ability to originate eligible middle-market loans.
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
CLO X
On March 9, 2023 (the “CLO X Closing Date”), we completed a $397.7 million term debt securitization transaction (the “CLO X Transaction”), also known as a collateralized loan obligation transaction, which is a form of secured financing incurred by us. The secured notes and preferred shares issued in the CLO X Transaction were issued by our consolidated subsidiary Owl Rock CLO X, LLC, a limited liability organized under the laws of the State of Delaware (the “CLO X Issuer”) and are backed by a portfolio of collateral obligations consisting of middle-market loans and participation interests in middle-market loans as well as by other assets of the CLO X Issuer.
The CLO X Transaction was executed by the issuance of the following classes of notes and preferred shares pursuant to an indenture and security agreement dated as of the CLO X Closing Date (the “CLO X Indenture”), by and among the CLO X Issuer and State Street Bank and Trust Company: (i) $228.0 million of AAA(sf) Class A Notes, which bear interest at three-month term SOFR plus 2.45% and (ii) $32.0 million of AA(sf) Class B Notes, which bear interest at three-month term SOFR plus 3.60% (together, the “CLO X Secured Notes”). The Secured Notes are secured by middle-market loans, participation interests in middle-market loans and other assets of the CLO X Issuer. The CLO X Secured Notes are scheduled to mature on the Payment Date (as defined in the CLO X Indenture) in April, 2035. The CLO X Secured Notes were privately placed by Deutsche Bank Securities Inc. as Initial Purchaser.
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
As part of the CLO X Transaction, we entered into a loan sale agreement with the CLO X Issuer dated as of the CLO X Closing Date, which provided for the sale and contribution of approximately $245.9 million par amount of middle-market loans from us to the CLO X Issuer on the CLO X Closing Date and for future sales from us to the CLO X Issuer on an ongoing basis. Such loans constituted part of the initial portfolio of assets securing the CLO X Secured Notes. The remainder of the initial portfolio assets securing the CLO X Secured Notes consisted of approximately $141.3 million par amount of middle-market loans purchased by the CLO X Issuer from ORCC Financing III LLC, a wholly-owned subsidiary of ours, under an additional loan sale agreement executed on the CLO X Closing Date between the CLO X Issuer and ORCC Financing III LLC. No gain or loss was recognized as a result of these sales and contributions. We and ORCC Financing III LLC each made customary representations, warranties, and covenants to the CLO X Issuer under the applicable loan sale agreement.
Through April 20, 2027, a portion of the proceeds received by the CLO X Issuer from the loans securing the CLO X Secured Notes may be used by the CLO X Issuer to purchase additional middle-market loans under the direction of the Adviser, in its capacity as collateral manager for the CLO X Issuer and in accordance with our investing strategy and ability to originate eligible middle-market loans.
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
In connection with the issuance of the 2024 Notes, on April 10, 2019 we entered into centrally cleared interest rate swaps. The notional amount of the interest rate swaps was $400.0 million. We received fixed rate interest at 5.25% and paid variable rate interest based on six-month SOFR (plus a spread adjustment) plus 3.051%. The interest rate swap was unwound prior to its maturity on March 22, 2024 in connection with the 2024 Notes redemption. For the three months ended September 30, 2024, we did not make any periodic payments and during the nine months ended September 30, 2024, we made a payment of $6.6 million in conjunction with unwinding the swap. For the three and nine months ended September 30, 2023, we made periodic payments of $2.7 million and $12.3 million, respectively. The swap adjusted interest expense is included as a component of interest expense on our Consolidated Statements of Operations. Depending on the nature of the balance at period end, the fair value of the interest rate swap is either included as a component of accrued expenses and other liabilities or prepaid expenses and other assets on our Consolidated Statements of Assets and Liabilities. The change in fair value of the interest rate swap is offset by the change in fair value of the 2024 Notes, with the remaining difference included as a component of interest expense on the Consolidated Statements of Operations. For further details, see “ITEM 1. – Notes to Consolidated Financial Statements – Note 5. Debt.”
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
In connection with the issuance of the 2027 Notes, on April 26, 2021 we entered into centrally cleared interest rate swaps. The notional amount of the interest rate swaps is $500.0 million. We will receive fixed rate interest at 2.625% and pay variable rate interest based on six-month SOFR (plus a spread adjustment) plus 1.769%. The interest rate swaps mature on January 15, 2027. For the three months ended September 30, 2024 we made $11.4 million in net periodic payments and for the nine months ended September 30, 2024 we made $23.0 million in net periodic payments. For the three and nine months ended September 30, 2023 we made periodic payments of $9.9 million and $15.8 million, respectively. The interest expense related to the 2027 Notes is equally offset by the proceeds received from the interest rate swaps. The swap adjusted interest expense is included as a component of interest expense on the Company’s Consolidated Statements of Operations. As of September 30, 2024 and December 31, 2023, the interest rate swap had a fair value of $(28.5) million and $(42.1) million, respectively. Depending on the nature of the balance at period end, the fair value of the interest rate swap is either included as a component of accrued expenses and other liabilities or prepaid expenses and other assets on our Consolidated Statements of Assets and Liabilities. The change in fair value of the interest rate swap is offset by the change in fair value of the 2027 Notes, with the remaining difference included as a component of interest expense on the Consolidated Statements of Operations. For further details, see “ITEM 1. – Notes to Consolidated Financial Statements – Note 5. Debt.”
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
In connection with the issuance of the 2029 Notes, on February 9, 2024, we entered into centrally cleared interest rate swaps. The notional amount of the interest rate swaps is $600.0 million. We will receive fixed rate interest at 5.95% and pay variable rate interest based on six-month SOFR (plus a spread adjustment) plus 2.118%. The interest rate swaps mature on February 15, 2029. For the three months ended September 30, 2024 we made $6.2 million in net periodic payments and for the nine months ended September 30, 2024 we made $6.2 million in net periodic payments. The interest expense related to the 2029 Notes is equally offset by the proceeds received from the interest rate swaps. The swap adjusted interest expense is included as a component of interest expense on our Consolidated Statements of Operations. As of September 30, 2024, the interest rate swap had a fair value of $13.4 million. Depending on the nature of the balance at period end, the fair value of the interest rate swap is either included as a component of accrued expenses and other liabilities or prepaid expenses and other assets on our Consolidated Statements of Assets and Liabilities. The change in fair value of the interest rate swaps is offset by the change in fair value of the 2029 Notes, with the remaining difference included as a component of interest expense on the Consolidated Statements of Operations. For further details, see “ITEM 1. – Notes to Consolidated Financial Statements – Note 5. Debt.”

Off-Balance Sheet Arrangements
Portfolio Company Commitments
From time to time, we may enter into commitments to fund investments. The table below presents our outstanding commitments to fund investments in current portfolio companies as of the following periods:

Company ($ in thousands)	Investment	September 30, 2024	December 31, 2023
3ES Innovation Inc. (dba Aucerna)	First lien senior secured revolving loan	$3,893	$1,343
AAM Series 1.1 Rail and Domestic Intermodal Feeder, LLC	LLC Interest	61,262	5,324
AAM Series 2.1 Aviation Feeder, LLC	LLC Interest	41,184	309
Aerosmith Bidco Limited (dba Audiotonix)	First lien senior secured multi-draw term loan	64,408	—
Aerosmith Bidco Limited (dba Audiotonix)	First lien senior secured multi-currency revolving loan	26,704	—
AI Titan Parent, Inc.	First lien senior secured delayed draw term loan	151	—
AI Titan Parent, Inc.	First lien senior secured revolving loan	94	—
Allied Benefit Systems Intermediate LLC	First lien senior secured delayed draw term loan	—	155
AlphaSense, Inc.	First lien senior secured delayed draw term loan	141	—
AlphaSense, Inc.	First lien senior secured delayed draw term loan	143	—
AmeriLife Holdings LLC	First lien senior secured delayed draw term loan	124	183
AmeriLife Holdings LLC	First lien senior secured revolving loan	91	91
Anaplan, Inc.	First lien senior secured revolving loan	9,722	9,722
Apex Service Partners, LLC	First lien senior secured delayed draw term loan	—	4,807
Apex Service Partners, LLC	First lien senior secured revolving loan	1,071	1,895
Aptean Acquiror, Inc. (dba Aptean)	First lien senior secured delayed draw term loan	99	—
Aptean Acquiror, Inc. (dba Aptean)	First lien senior secured revolving loan	73	—
Arctic Holdco, LLC (dba Novvia Group)	First lien senior secured delayed draw term loan	1,875	7,500
Artifact Bidco, Inc. (dba Avetta)	First lien senior secured delayed draw term loan	2,228	—
Artifact Bidco, Inc. (dba Avetta)	First lien senior secured revolving loan	1,149	—
Artifact Bidco, Inc. (dba Avetta)	First lien senior secured revolving loan	443	—
Ascend Buyer, LLC (dba PPC Flexible Packaging)	First lien senior secured revolving loan	377	377
Associations, Inc.	First lien senior secured delayed draw term loan	27,748	412
Associations, Inc.	First lien senior secured revolving loan	22,234	21,290
Aurelia Netherlands Midco 2 B.V.	First lien senior secured EUR delayed draw term loan	—	27,804
Aurelia Netherlands Midco 2 B.V.	First lien senior secured NOK delayed draw term loan	—	29,096
Aurelia Netherlands Midco 2 B.V.	First lien senior secured EUR revolving loan	—	3,089
Azurite Intermediate Holdings, Inc. (dba Alteryx, Inc.)	First lien senior secured delayed draw term loan	2,993	—
Azurite Intermediate Holdings, Inc. (dba Alteryx, Inc.)	First lien senior secured revolving loan	1,330	—
Baker Tilly Advisory Group, L.P.	First lien senior secured delayed draw term loan	8,762	—
Baker Tilly Advisory Group, L.P.	First lien senior secured revolving loan	12,278	—
Bamboo US BidCo LLC	First lien senior secured delayed draw term loan	398	716
Bamboo US BidCo LLC	First lien senior secured revolving loan	1,026	1,026
Bayshore Intermediate #2, L.P. (dba Boomi)	First lien senior secured revolving loan	6,913	5,531
BCPE Osprey Buyer, Inc. (dba PartsSource)	First lien senior secured delayed draw term loan	21,075	25,500
BCPE Osprey Buyer, Inc. (dba PartsSource)	First lien senior secured revolving loan	5,533	8,167
BCTO BSI Buyer, Inc. (dba Buildertrend)	First lien senior secured revolving loan	8,036	8,036
Blast Bidco Inc. (dba Bazooka Candy Brands)	First lien senior secured revolving loan	3,448	3,448
BP Veraison Buyer, LLC (dba Sun World)	First lien senior secured revolving loan	18,478	8,716
BradyPLUS Holdings, LLC (f/k/a BradyIFS Holdings, LLC)	First lien senior secured delayed draw term loan	4,465	11,801
BradyIFS Holdings, LLC (fka Individual Foodservice Holdings, LLC)	First lien senior secured revolving loan	—	12,026
Brightway Holdings, LLC	First lien senior secured revolving loan	3,158	1,737
Broadcast Music, Inc. (fka Otis Merger Sub, Inc.)	First lien senior secured revolving loan	4,878	—

Company ($ in thousands)	Investment	September 30, 2024	December 31, 2023
Catalis Intermediate, Inc. (fka GovBrands Intermediate, Inc.)	First lien senior secured revolving loan	520	520
CivicPlus, LLC	First lien senior secured revolving loan	2,698	1,781
Coupa Holdings, LLC	First lien senior secured delayed draw term loan	70	70
Coupa Holdings, LLC	First lien senior secured revolving loan	54	54
Cresset Capital Management, LLC	First lien senior secured delayed draw term loan	3,806	—
Cresset Capital Management, LLC	First lien senior secured delayed draw term loan	2,239	—
Cresset Capital Management, LLC	First lien senior secured revolving loan	1,119	—
Crewline Buyer, Inc. (dba New Relic)	First lien senior secured revolving loan	11,063	11,063
CT Technologies Intermediate Holdings, Inc. (& Smart Holdings Corp.) (dba Datavant)	First lien senior secured delayed draw term loan	1,533	—
CT Technologies Intermediate Holdings, Inc. (& Smart Holdings Corp.) (dba Datavant)	First lien senior secured revolving loan	3,831	—
DCG ACQUISITION CORP. (dba DuBois Chemical)	First lien senior secured delayed draw term loan	9,328	—
DCG ACQUISITION CORP. (dba DuBois Chemical)	First lien senior secured revolving loan	9,328	—
Delinea Buyer, Inc. (f/k/a Centrify)	First lien senior secured revolving loan	6,817	6,817
Denali BuyerCo, LLC (dba Summit Companies)	First lien senior secured revolving loan	2,998	2,998
Dresser Utility Solutions, LLC	First lien senior secured delayed draw term loan	5,131	—
Dresser Utility Solutions, LLC	First lien senior secured revolving loan	7,183	—
DuraServ LLC	First lien senior secured delayed draw term loan	25,372	—
DuraServ LLC	First lien senior secured revolving loan	13,631	—
EAGLE FAMILY FOODS GROUP LLC	First lien senior secured revolving loan	164	—
EET Buyer, Inc. (dba e-Emphasys)	First lien senior secured revolving loan	455	364
Endries Acquisition, Inc.	First lien senior secured delayed draw term loan	7,835	20,370
Endries Acquisition, Inc.	First lien senior secured delayed draw term loan	—	7,835
Entertainment Benefits Group, LLC	First lien senior secured revolving loan	—	80
Essential Services Holding Corporation (dba Turnpoint)	First lien senior secured delayed draw term loan	3,866	—
Essential Services Holding Corporation (dba Turnpoint)	First lien senior secured revolving loan	2,416	—
Evolution BuyerCo, Inc. (dba SIAA)	First lien senior secured delayed draw term loan	19,925	23,910
Evolution BuyerCo, Inc. (dba SIAA)	First lien senior secured revolving loan	10,709	10,709
FARADAY BUYER, LLC (dba MacLean Power Systems)	First lien senior secured delayed draw term loan	11,130	11,130
Finastra USA, Inc.	First lien senior secured revolving loan	4,970	6,808
Forescout Technologies, Inc.	First lien senior secured delayed draw term loan	—	48,750
Forescout Technologies, Inc.	First lien senior secured revolving loan	11,320	5,345
Fortis Solutions Group, LLC	First lien senior secured revolving loan	339	439
FR Vision Holdings, Inc. (dba CHA Consulting)	First lien senior secured delayed draw term loan	6,081	—
FR Vision Holdings, Inc. (dba CHA Consulting)	First lien senior secured revolving loan	2,057	—
Fullsteam Operations, LLC	First lien senior secured multi-draw term loan	6,486	3,211
Fullsteam Operations, LLC	First lien senior secured revolving loan	500	500
Gainsight, Inc.	First lien senior secured revolving loan	1,727	1,727
Galls, LLC	First lien senior secured delayed draw term loan	29,188	—
Galls, LLC	First lien senior secured revolving loan	7,511	20,967
Galway Borrower LLC	First lien senior secured delayed draw term loan	1,554	—
Galway Borrower LLC	First lien senior secured revolving loan	144	—
Gaylord Chemical Company, L.L.C.	First lien senior secured revolving loan	2,112	13,202
Gehl Foods, LLC	First lien senior secured delayed draw term loan	5,339	—
Gerson Lehrman Group, Inc.	First lien senior secured revolving loan	6,217	21,563
GI Apple Midco LLC (dba Atlas Technical Consultants)	First lien senior secured delayed draw term loan	141	141
GI Apple Midco LLC (dba Atlas Technical Consultants)	First lien senior secured revolving loan	71	49
GI Ranger Intermediate, LLC (dba Rectangle Health)	First lien senior secured revolving loan	369	147
Global Music Rights, LLC	First lien senior secured revolving loan	3,871	667
Granicus, Inc.	First lien senior secured revolving loan	1,096	939
H&F Opportunities LUX III S.À R.L (dba Checkmarx)	First lien senior secured revolving loan	16,250	16,250
Hercules Borrower, LLC (dba The Vincit Group)	First lien senior secured revolving loan	20,916	20,916

Company ($ in thousands)	Investment	September 30, 2024	December 31, 2023
HGH Purchaser, Inc. (dba Horizon Services)	First lien senior secured revolving loan	16,548	165
HISSHO PARENT, LLC	First lien senior secured revolving loan	1,452	70
Hyland Software, Inc.	First lien senior secured revolving loan	2,520	2,520
Icefall Parent, Inc. (dba EngageSmart)	First lien senior secured revolving loan	2,100	—
Ideal Image Development, LLC	First lien senior secured delayed draw term loan	—	659
Ideal Image Development, LLC	First lien senior secured revolving loan	366	—
Ideal Tridon Holdings, Inc.	First lien senior secured revolving loan	2,561	2,561
IG Investments Holdings, LLC (dba Insight Global)	First lien senior secured revolving loan	5,294	3,974
Indigo Buyer, Inc. (dba Inovar Packaging Group)	First lien senior secured delayed draw term loan	3,497	—
Indigo Buyer, Inc. (dba Inovar Packaging Group)	First lien senior secured revolving loan	100	60
Indikami Bidco, LLC (dba IntegriChain)	First lien senior secured delayed draw term loan	2,218	2,218
Indikami Bidco, LLC (dba IntegriChain)	First lien senior secured revolving loan	1,014	1,585
Integrity Marketing Acquisition, LLC	First lien senior secured delayed draw term loan	6,852	54,441
Integrity Marketing Acquisition, LLC	First lien senior secured revolving loan	2,102	13,533
Interoperability Bidco, Inc. (dba Lyniate)	First lien senior secured delayed draw term loan	4,444	—
Interoperability Bidco, Inc. (dba Lyniate)	First lien senior secured revolving loan	3,623	3,054
IRI Group Holdings, Inc. (f/k/a Circana Group, L.P. (f/k/a The NPD Group, L.P.))	First lien senior secured revolving loan	664	1,238
JS PARENT, INC. (dba Jama Software)	First lien senior secured revolving loan	88	—
Kaseya Inc.	First lien senior secured delayed draw term loan	844	1,065
Kaseya Inc.	First lien senior secured revolving loan	850	850
KENE Acquisition, Inc. (dba Entrust Solutions Group)	First lien senior secured delayed draw term loan	5,112	—
KENE Acquisition, Inc. (dba Entrust Solutions Group)	First lien senior secured revolving loan	1,534	—
KPSKY Acquisition, Inc. (dba BluSky)	First lien senior secured delayed draw term loan	290	290
KRIV Acquisition Inc. (dba Riveron)	First lien senior secured delayed draw term loan	—	945
KRIV Acquisition Inc. (dba Riveron)	First lien senior secured revolving loan	853	853
KWOL Acquisition Inc. (dba Worldwide Clinical Trials)	First lien senior secured revolving loan	7,325	5,860
Lakefield Acquisition Corp. (D.B.A Lakefield Veterinary Group, Inc.)	First lien senior secured delayed draw term loan	400	—
Lakefield Acquisition Corp. (D.B.A Lakefield Veterinary Group, Inc.)	First lien senior secured revolving loan	67	—
Lightbeam Bidco, Inc. (dba Lazer Spot)	First lien senior secured revolving loan	476	476
Lignetics Investment Corp.	First lien senior secured revolving loan	235	784
LineStar Integrity Services LLC	First lien senior secured delayed draw term loan	1,292	—
Litera Bidco LLC	First lien senior secured delayed draw term loan	32,640	—
Litera Bidco LLC	First lien senior secured revolving loan	8,174	5,738
LSI Financing 1 DAC	Preferred equity	95,503	—
Maple Acquisition, LLC (dba Medicus)	First lien senior secured delayed draw term loan	12,103	—
Maple Acquisition, LLC (dba Medicus)	First lien senior secured revolving loan	9,078	—
Mario Purchaser, LLC (dba Len the Plumber)	First lien senior secured delayed draw term loan	4,143	3,729
Mario Purchaser, LLC (dba Len the Plumber)	First lien senior secured revolving loan	1,243	967
Medline Borrower, LP	First lien senior secured revolving loan	—	7,190
MHE Intermediate Holdings, LLC (dba OnPoint Group)	First lien senior secured revolving loan	15,536	15,536
Milan Laser Holdings LLC	First lien senior secured revolving loan	2,004	3,007
MINDBODY, Inc.	First lien senior secured revolving loan	6,071	6,071
Ministry Brands Holdings, LLC	First lien senior secured revolving loan	68	32
Minotaur Acquisition, Inc. (dba Inspira Financial)	First lien senior secured delayed draw term loan	24,666	—
Minotaur Acquisition, Inc. (dba Inspira Financial)	First lien senior secured revolving loan	15,174	—
Monotype Imaging Holdings Inc.	First lien senior secured delayed draw term loan	9,536	—
Monotype Imaging Holdings Inc.	First lien senior secured revolving loan	14,304	—
National Dentex Labs LLC (fka Barracuda Dental LLC)	First lien senior secured delayed draw term loan	3,512	2,341
National Dentex Labs LLC (fka Barracuda Dental LLC)	First lien senior secured revolving loan	1,826	—
Natural Partners, LLC	First lien senior secured revolving loan	68	68
NELIPAK EUROPEAN HOLDINGS COÖPERATIEF U.A.	First lien senior secured EUR delayed draw term loan	15,695	—

Company ($ in thousands)	Investment	September 30, 2024	December 31, 2023
NELIPAK EUROPEAN HOLDINGS COÖPERATIEF U.A.	First lien senior secured EUR revolving loan	2,928	5,674
Nelipak Holding Company	First lien senior secured delayed draw term loan	7,680	—
Nelipak Holding Company	First lien senior secured revolving loan	3,553	5,360
NMI Acquisitionco, Inc. (dba Network Merchants)	First lien senior secured revolving loan	1,652	1,652
Norvax, LLC (dba GoHealth)	First lien senior secured revolving loan	3,363	12,273
Notorious Topco, LLC (dba Beauty Industry Group)	First lien senior secured revolving loan	9,577	8,939
OB Hospitalist Group, Inc.	First lien senior secured revolving loan	15,148	9,291
Ocala Bidco, Inc.	First lien senior secured delayed draw term loan	—	18,988
Ole Smoky Distillery, LLC	First lien senior secured revolving loan	116	116
Pacific BidCo Inc.	First lien senior secured delayed draw term loan	—	3,436
Park Place Technologies, LLC	First lien senior secured delayed draw term loan	368	—
Park Place Technologies, LLC	First lien senior secured revolving loan	232	—
Patriot Acquisition TopCo S.A.R.L (dba Corza Health, Inc.)	First lien senior secured revolving loan	13,538	10,637
PDI TA Holdings, Inc.	First lien senior secured delayed draw term loan	3,467	—
PDI TA Holdings, Inc.	First lien senior secured revolving loan	1,525	—
PERKINELMER U.S. LLC	First lien senior secured delayed draw term loan	984	—
Peter C. Foy & Associates Insurance Services, LLC (dba PCF Insurance Services)	First lien senior secured revolving loan	6,161	6,161
PetVet Care Centers, LLC	First lien senior secured delayed draw term loan	14,114	14,114
PetVet Care Centers, LLC	First lien senior secured revolving loan	14,812	14,812
Phantom Purchaser, Inc.	First lien senior secured revolving loan	3,742	—
Ping Identity Holding Corp.	First lien senior secured revolving loan	91	91
Plasma Buyer LLC (dba PathGroup)	First lien senior secured delayed draw term loan	10	176
Plasma Buyer LLC (dba PathGroup)	First lien senior secured revolving loan	33	50
Pluralsight, LLC	First lien senior secured delayed draw term loan	7,887	—
Pluralsight, LLC	First lien senior secured revolving loan	3,155	1,390
PPV Intermediate Holdings, LLC	First lien senior secured delayed draw term loan	22	57
PPV Intermediate Holdings, LLC	First lien senior secured revolving loan	67	67
Premise Health Holding Corp.	First lien senior secured revolving loan	5,526	—
Project Power Buyer, LLC (dba PEC-Veriforce)	First lien senior secured revolving loan	3,188	3,188
PS Operating Company LLC (fka QC Supply, LLC)	First lien senior secured revolving loan	1,156	1,217
Pye-Barker Fire & Safety, LLC	First lien senior secured delayed draw term loan	86,691	—
Pye-Barker Fire & Safety, LLC	First lien senior secured revolving loan	17,045	—
QAD, Inc.	First lien senior secured revolving loan	3,429	3,429
Quva Pharma, Inc.	First lien senior secured revolving loan	1,920	4,000
Relativity ODA LLC	First lien senior secured revolving loan	6,546	7,333
RL Datix Holdings (USA), Inc.	First lien senior secured delayed draw term loan	9,639	—
RL Datix Holdings (USA), Inc.	First lien senior secured revolving loan	8,440	—
SailPoint Technologies Holdings, Inc.	First lien senior secured revolving loan	4,358	4,358
SALINGER BIDCO INC.	First lien senior secured delayed draw term loan	3,023	—
SALINGER BIDCO INC.	First lien senior secured revolving loan	3,023	—
Sara Lee Frozen Bakery, LLC (fka KSLB Holdings, LLC)	First lien senior secured revolving loan	1,596	5,880
Securonix, Inc.	First lien senior secured revolving loan	149	153
Sensor Technology Topco, Inc. (dba Humanetics)	First lien senior secured delayed draw term loan	1,319	—
Sensor Technology Topco, Inc. (dba Humanetics)	First lien senior secured EUR delayed draw term loan	299	—
Sensor Technology Topco, Inc. (dba Humanetics)	First lien senior secured revolving loan	2,380	2,506
SimpliSafe Holding Corporation	First lien senior secured delayed draw term loan	—	566
Smarsh Inc.	First lien senior secured delayed draw term loan	95	95
Smarsh Inc.	First lien senior secured revolving loan	8	8
Sonny's Enterprises, LLC	First lien senior secured delayed draw term loan	21,736	573
Sonny's Enterprises, LLC	First lien senior secured revolving loan	18,976	17,969
Spotless Brands, LLC	First lien senior secured revolving loan	522	1,023

Company ($ in thousands)	Investment	September 30, 2024	December 31, 2023
Summit Acquisition Inc. (dba K2 Insurance Services)	First lien senior secured delayed draw term loan	178	178
Summit Acquisition Inc. (dba K2 Insurance Services)	First lien senior secured revolving loan	89	89
Swipe Acquisition Corporation (dba PLI)	First lien senior secured delayed draw term loan	—	6,228
Swipe Acquisition Corporation (dba PLI)	Letter of credit	7,118	7,118
SWK BUYER, Inc. (dba Stonewall Kitchen)	First lien senior secured revolving loan	46	70
Tall Tree Foods, Inc.	First lien senior secured delayed draw term loan	1,500	1,500
Tamarack Intermediate, L.L.C. (dba Verisk 3E)	First lien senior secured delayed draw term loan	—	62
Tamarack Intermediate, L.L.C. (dba Verisk 3E)	First lien senior secured revolving loan	141	141
Tempo Buyer Corp. (dba Global Claims Services)	First lien senior secured revolving loan	138	105
The Better Being Co., LLC (fka Nutraceutical International Corporation)	First lien senior secured revolving loan	13,578	5,431
The Shade Store, LLC	First lien senior secured revolving loan	1,286	327
THG Acquisition, LLC (dba Hilb)	First lien senior secured revolving loan	5,547	6,695
Thunder Purchaser, Inc. (dba Vector Solutions)	First lien senior secured revolving loan	1,042	2,248
Troon Golf, L.L.C.	First lien senior secured delayed draw term loan	6,248	—
Troon Golf, L.L.C.	First lien senior secured revolving loan	3,124	21,622
Ultimate Baked Goods Midco, LLC	First lien senior secured revolving loan	6,465	9,946
Unified Women's Healthcare, LP	First lien senior secured delayed draw term loan	6,588	15,000
Unified Women's Healthcare, LP	First lien senior secured revolving loan	88	88
USRP Holdings, Inc. (dba U.S. Retirement and Benefits Partners)	First lien senior secured revolving loan	4,239	4,239
Valence Surface Technologies LLC	First lien senior secured revolving loan	49	49
Velocity HoldCo III Inc. (dba VelocityEHS)	First lien senior secured revolving loan	1,340	1,172
Vensure Employer Services, Inc.	First lien senior secured delayed draw term loan	221	—
Vessco Midco Holdings, LLC	First lien senior secured delayed draw term loan	10,722	—
Vessco Midco Holdings, LLC	First lien senior secured revolving loan	4,188	—
VITAL BIDCO AB	First lien senior secured loan	84,363	—
VITAL BIDCO AB	First lien senior secured delayed draw term loan	7,279	—
VITAL BIDCO AB	First lien senior secured revolving loan	14,557	—
Walker Edison Furniture Company LLC	First lien senior secured delayed draw term loan	562	7,026
When I Work, Inc.	First lien senior secured revolving loan	925	925
Wingspire Capital Holdings LLC	LLC Interest	54,595	61,855
WU Holdco, Inc. (dba Weiman Products, LLC)	First lien senior secured delayed draw term loan	14,724	—
WU Holdco, Inc. (dba Weiman Products, LLC)	First lien senior secured revolving loan	18,318	8,835
XRL 1 LLC (dba XOMA)	First lien senior secured delayed draw term loan	2,500	2,500
Zendesk, Inc.	First lien senior secured delayed draw term loan	17,352	17,352
Zendesk, Inc.	First lien senior secured revolving loan	7,145	7,145
Total Unfunded Portfolio Company Commitments		$1,617,074	$954,831
We seek to carefully consider our unfunded portfolio company commitments for the purpose of planning our ongoing financial leverage. Further, we consider any outstanding unfunded portfolio company commitments we are required to fund within the 150% asset coverage limitation. As of September 30, 2024, we believed we had adequate financial resources to satisfy the unfunded portfolio company commitments.
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
On November 1, 2022, our Board approved a repurchase program (the “2022 Stock Repurchase Program”) under which we may repurchase up to $150 million of our outstanding common stock. Under the 2022 Stock Repurchase Program, purchases may be made at management’s discretion from time to time in open-market transactions, in accordance with all applicable securities laws and regulations. Unless extended by the Board, the 2022 Stock Repurchase Program terminates 18-months from the date it was approved and on May 2, 2024, the 2022 Stock Repurchase Program ended in accordance with its terms. Since the 2022 Stock Repurchase Program’s inception, the agent has repurchased 4,090,138 shares of common stock pursuant to the 2022 Stock Repurchase Program for approximately $50.0 million. For the period ended September 30, 2024, there were no repurchases under the 2022 Stock Repurchase Program.
On May 6, 2024, our Board approved a repurchase program (the “2024 Stock Repurchase Program”) under which we may repurchase up to $150 million of our common stock. Under the 2024 Stock Repurchase Program, purchases may be made at management's discretion from time to time in open-market transactions, in accordance with all applicable rules and regulations. Unless extended by the Board, the 2024 Stock Repurchase Program will terminate 18-months from the date it was approved. There were no repurchases during the period ended September 30, 2024.
From time to time, we may become a party to certain legal proceedings incidental to the normal course of its business. At September 30, 2024, we were not aware of any material pending or threatened litigation that would require accounting recognition or financial statement disclosure.
Contractual Obligations
The table below presents a summary of our contractual payment obligations under our credit facilities as of September 30, 2024:

	Payments Due by Period
($ in millions)	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
Revolving Credit Facility	$950.3	$—	$16.4	$933.9	$—
SPV Asset Facility II	300.0	—	—	—	300.0
CLO I	390.0	—	—	—	390.0
CLO II	260.0	—	—	—	260.0
CLO III	260.0	—	—	—	260.0
CLO IV	292.5	—	—	—	292.5
CLO V	509.6	—	—	—	509.6
CLO VII	239.2	—	—	—	239.2
CLO X	260.0	—	—	—	260.0
2025 Notes	425.0	425.0	—	—	—
July 2025 Notes	500.0	500.0	—	—	—
2026 Notes	500.0	—	500.0	—	—
July 2026 Notes	1,000.0	—	1,000.0	—	—
2027 Notes	500.0	—	500.0	—	—
2028 Notes	850.0	—	—	850.0	—
2029 Notes	600.0	—	—	600.0	—
Total Contractual Obligations	$7,836.6	$925.0	$2,016.4	$2,383.9	$2,511.3
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
We invest in Wingspire, Amergin AssetCo, Fifth Season, OBDC SLF and Credit SLF, controlled affiliated investments, as defined in the 1940 Act. See “ITEM 1. – Notes to Consolidated Financial Statements – Note 3. Agreements and Related Party Transactions” for further details.
We invest in LSI Financing, a non-controlled affiliated investment, as defined in the 1940 Act. See “ITEM 1. – Notes to Consolidated Financial Statements – Note 3. Agreements and Related Party Transactions” for further details.

On August 7, 2024, the Company entered into the Merger Agreement. Refer to “Note 12. Pending Merger with Blue Owl Capital Corporation III” for a discussion of the Merger.

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
Interest and Dividend Income Recognition
Interest income is recorded on the accrual basis and includes amortization and accretion of discounts or premiums. Certain investments may have contractual payment-in-kind (“PIK”) interest or dividends, the majority of which is structured at initial underwriting. PIK interest or dividends represent accrued interest or dividends that are added to the principal amount of the investment on the respective interest or dividend payment dates rather than being paid in cash and generally becomes due at maturity or at the occurrence of a liquidation event. For the three and nine months ended September 30, 2024, PIK interest and PIK dividend income earned was $54.9 million and $159.8 million representing 13.5% and 13.3% of investment income, respectively. Discounts to par value on securities purchased are amortized into interest income over the contractual life of the respective security using the effective yield method. Premiums to par value on securities purchased are amortized to first call date. The amortized cost of investments represents the original cost adjusted for the amortization or accretion of discounts or premiums, if any. Upon prepayment of a loan or debt security, any prepayment premiums, unamortized upfront loan origination fees and unamortized discounts are recorded as interest income in the current period.
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

Recent Developments
Dividend
On November 5, 2024, our Board declared a fourth quarter dividend of $0.37 per share for stockholders of record as of December 31, 2024, payable on or before January 15, 2025 and a third quarter supplemental dividend of $0.05 per share for stockholders of record as of November 29, 2024, payable on or before December 13, 2024.
OBDC SLF Transaction
On November 1, 2024, the OBDC SLF Members authorized the liquidation over time of the assets of OBDC SLF and subsequent dissolution. We purchased a portion of OBDC SLF’s portfolio with an aggregate fair market value of approximately $750 million for an aggregate purchase price of approximately $750 million. OBDC SLF intends to use a portion of these proceeds to fully repay and terminate its credit facilities.
Credit SLF Transaction
On November 1, 2024, certain Credit SLF Members, including us, increased their capital commitments to Credit SLF. Subsequently, Credit SLF delivered a capital call to certain of Credit SLF Members, including us, our portion of which is $750 million. We determined, and Credit SLF agreed, to allow us to make this capital contribution in-kind by delivering to Credit SLF the assets we purchased from OBDC SLF.

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
As of September 30, 2024, 96.3% of our debt investments based on fair value were floating rates. Additionally, the weighted average floor, based on fair value, of our debt investments was 0.8% and the majority of our debt investments have a floor of 1.0%. The Revolving Credit Facility and SPV Asset Facility II bear interest at variable interest rates with a floor of 0%. The 2025 Notes, July 2025 Notes, 2026 Notes, July 2026 Notes, 2027 Notes, 2028 Notes and 2029 Notes bear interest at fixed rates. The 2027 Notes and 2029 Notes are hedged against interest rate swaps instruments. CLO III, CLO IV and CLO X bear interest at variables rates with a floor of 0%. CLO I, CLO II, CLO V and CLO VII bear interest at fixed and variable rates with a floor of 0%.
Based on our Consolidated Statements of Assets and Liabilities as of September 30, 2024, the following table shows the annualized impact on net income of hypothetical base rate changes in interest rates on our debt investments (considering interest rate floors for floating rate instruments) assuming each floating rate investment is subject to 3-month reference rate election and there are no changes in our investment and borrowing structure:

($ in millions)	Interest Income	Interest Expense(1)	Net Income(2)
Up 300 basis points	$326,771	$132,361	$194,410
Up 200 basis points	217,847	88,241	129,606
Up 100 basis points	108,924	44,120	64,804
Down 100 basis points	(108,924)	(44,120)	(64,804)
Down 200 basis points	(217,847)	(88,241)	(129,606)
Down 300 basis points	(326,768)	(132,361)	(194,407)
_____________
(1)Includes the impact of our interest rate swaps as a result of interest rate changes.
(2)Excludes the impact of income based fees. See “ITEM 1. — Notes to Consolidated Financial Statements - Note 3. Agreements and Related Party Transactions” of our consolidated financial statements for more information on the income based fees.
We may hedge against interest rate fluctuations by using hedging instruments such as additional interest rate swaps, futures, options, and forward contracts. While hedging activities may mitigate our exposure to adverse fluctuations in interest rates, certain hedging transactions, such as interest rate swap agreements, may also limit our ability to participate in the benefits of lower interest rates.
Currency Risk
From time to time, we may make investments that are denominated in a foreign currency, borrow in certain foreign currencies under our credit facilities or issue notes in certain foreign currencies. These investments, borrowings and issuances are translated into U.S. dollars at each balance sheet date, exposing us to movements in foreign exchange rates. We may employ hedging techniques to minimize these risks, but we cannot assure you that such strategies will be effective or without risk to us. We may utilize instruments such as, but not limited to, forward contracts or cross currency swaps to seek to hedge against fluctuations in the relative values of our portfolio positions from changes in currency exchange rates. Instead of entering into a foreign currency forward contract in connection with loans or other investments denominated in a foreign currency, we may borrow in that currency to establish a natural hedge against our loan, issuance or investment. To the extent the loan, issuance or investment is based on a floating rate other than a rate under which we can borrow under our credit facilities, we may utilize interest rate derivatives to hedge our exposure to changes in the associated rate.
Credit Risk
We generally endeavor to minimize our risk of exposure by limiting to reputable financial institutions the counterparties with which we enter into financial transactions. As of September 30, 2024 and December 31, 2023, we held the majority of our cash balances with a single highly rated money center bank and such balances are in excess of Federal Deposit Insurance Corporation insured limits. We seek to mitigate this exposure by monitoring the credit standing of these financial institutions.
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
(b) Changes in Internal Controls Over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A. Risk Factors
In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in Part I, “ITEM 1A. RISK FACTORS” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 and in Part II, “ITEM 1A. RISK FACTORS” in our Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2024, which could materially affect our business, financial condition and/or operating results. The risks described in our Annual Report on Form 10-K and in our Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2024 for the fiscal year ended December 31, 2023 are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Other than the shares issued pursuant to our dividend reinvestment plan, we did not sell any unregistered equity securities, except as previously disclosed in certain 8-Ks filed with the SEC.
In the third quarter 2024, pursuant to our dividend reinvestment plan, we purchased 559,631 shares of our common stock in the open market, at a weighted average price of $15.28 per share, for distribution to stockholders of record as of June 30, 2024 and September 1, 2024 for the second quarter dividend and supplemental second quarter dividend, respectively, that did not opt out of our dividend reinvestment plan in order to satisfy the reinvestment portion of our dividends.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Rule 10b5-1 Trading Plans
During the fiscal quarter ended September 30, 2024, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”
Appointment of Officers
On November 5, 2024, our Board appointed Matthew Swatt and Shari Withem, each a Co-Treasurer and Co-Controller, to serve as a Co-Chief Accounting Officer effective as of November 11, 2024. Mr. Swatt and Ms. Withem will continue in their roles as Co-Treasurers and Co-Controllers. The role of Chief Accounting Officer was previously held by Bryan Cole who serves as the Head of Operations for Blue Owl Capital Inc., an affiliate of our Adviser.

Item 6. Exhibits.

Exhibit Number	Description of Exhibits
2.1
Agreement and Plan of Merger, by and among Blue Owl Capital Corporation, Blue Owl Capital Corporation III, Cardinal Merger Sub Inc., and, solely for the limited purposes set forth therein, Blue Owl Credit Advisors LLC and Blue Owl Diversified Credit Advisors LLC, dated as of August 7, 2024 (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K, filed on August 7, 2024).

3.1	Articles of Amendment and Restatement, dated March 1, 2016, as amended June 22, 2023 (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q, filed on August 9, 2023).
3.2	Articles of Amendment, dated August 12, 2024 (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K, filed on August 13, 2024).
3.3	Amended and Restated Bylaws, dated July 6, 2023 (incorporated by reference to Exhibit 3.2 to the Company's Current Report on Form 8-K, filed on June 22, 2023).
21.1*	Subsidiary List
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1*	Supplemental Financial Information of Blue Owl Credit SLF LLC (unaudited) as of and for the period ended September 30, 2024.
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)
________________
* Filed herein.
** Furnished herein.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Blue Owl Capital Corporation

Date: November 6, 2024	By:	/s/ Craig W. Packer
Craig W. Packer
Chief Executive Officer and Director

Blue Owl Capital Corporation

Date: November 6, 2024	By:	/s/ Jonathan Lamm
Jonathan Lamm
Chief Operating Officer and Chief Financial Officer